Form 10-Q
period 2008-03-28
FRESH DEL MONTE PRODUCE INC
filed 2008-04-30
CIK 1047340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-14706

FRESH DEL MONTE PRODUCE INC.

(Exact Name of Registrant as Specified in Its Charter)

The Cayman Islands	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S Employer Identification No.)

Walker House, Mary Street P.O. Box 908GT George Town, Grand Cayman	N/A
(Address of Registrant’s Principal Executive Office)	(Zip Code)

(305) 520-8400

(Registrant’s telephone number including area code)

Please send copies of notices and communications from the Securities and Exchange Commission to:

c/o Del Monte Fresh Produce Company

241 Sevilla Avenue

Coral Gables, Florida 33134

(Address of Registrant’s U.S. Executive Office)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No:  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 18, 2008, there were 63,347,620 ordinary shares of Fresh Del Monte Produce Inc. issued and outstanding.

Forward-Looking Statements

This Report, information included in future filings by Fresh Del Monte Produce Inc. (“Fresh Del Monte”) and information contained in written material, press releases and oral statements issued by or on behalf of Fresh Del Monte contain, or may contain, statements that constitute forward-looking statements. In this report, these statements appear in a number of places and include statements regarding the intent, belief or current expectations of Fresh Del Monte or its officers (including statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates” or similar expressions) with respect to various matters, including (i) Fresh Del Monte’s anticipated needs for, and the availability of, cash, (ii) its liquidity and financing plans, (iii) its ability to successfully integrate acquisitions into its operations, (iv) trends affecting its financial condition or results of operations, including anticipated fresh produce sales price levels and anticipated expense levels, in particular, higher production and fuel costs, (v) its plans for expansion of its businesses (including through acquisitions) and cost savings, (vi) the impact of competition and (vii) the resolution of certain legal and environmental proceedings. All forward-looking statements in this Report are based on information available to Fresh Del Monte on the date hereof, and Fresh Del Monte assumes no obligation to update any such forward-looking statements.

The forward-looking statements are not guarantees of future performance and involve risks and uncertainties. It is important to note that Fresh Del Monte’s actual results may differ materially from those in the forward-looking statements as a result of various factors. The accompanying information contained in this Report identifies important factors that could cause Fresh Del Monte’s actual results to differ materially from those in the forward-looking statements.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in millions, except share and per share data)

	March 28, 2008	December 28, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$28.7	$30.2
Trade accounts receivable, net of allowance of $20.1 and $20.4, respectively	407.4	343.3
Other accounts receivables, net of allowance of $15.6 and $14.6, respectively	65.8	70.6
Inventories	423.1	406.9
Deferred income taxes	8.7	9.1
Prepaid expenses and other current assets	34.7	27.8

Total current assets	968.4	887.9

Investments in and advances to unconsolidated companies	8.9	10.6
Property, plant and equipment, net	854.3	851.8
Deferred income taxes	61.2	63.8
Other noncurrent assets	116.1	118.4
Goodwill	253.7	253.2

Total assets	$2,262.6	$2,185.7

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$414.3	$358.5
Current portion of long-term debt and capital lease obligations	7.3	6.9
Deferred income taxes	20.2	20.2
Income taxes and other taxes payable	12.5	11.1

Total current liabilities	454.3	396.7

Long-term debt and capital lease obligations	189.8	231.7
Retirement benefits	58.9	57.2
Other noncurrent liabilities	37.0	34.9
Deferred income taxes	81.1	85.6

Total liabilities	821.1	806.1

Minority interests	15.7	14.8
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred shares, $0.01 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.01 par value; 200,000,000 shares authorized; 63,277,962 and 62,702,916 issued and outstanding, respectively	0.6	0.6
Paid-in capital	536.6	518.0
Retained earnings	870.5	806.9
Accumulated other comprehensive income	18.1	39.3

Total shareholders’ equity	1,425.8	1,364.8

Total liabilities and shareholders’ equity	$2,262.6	$2,185.7

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(U.S. dollars in millions, except share and per share data)

	Quarter ended
	March 28, 2008	March 30, 2007
Net sales	$894.9	$836.0
Cost of products sold	798.0	736.9

Gross profit	96.9	99.1
Selling, general and administrative expenses	39.4	42.2
Asset impairment and other charges (credits), net	4.6	(2.9)

Operating income	52.9	59.8
Interest expense	3.4	9.2
Interest income	0.3	0.2
Other income, net	12.5	3.9

Income before income taxes	62.3	54.7
Provision for (benefit from) income taxes	(1.3)	3.1

Net income	$63.6	$51.6

Net income per ordinary share - Basic	$1.01	$0.89

Net income per ordinary share - Diluted	$1.00	$0.89

Weighted average number of ordinary shares:
Basic	62,859,064	57,699,889

Diluted	63,358,190	57,746,578

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(U.S. dollars in millions)

	Quarter ended
	March 28, 2008	March 30, 2007
Operating activities:
Net income	$63.6	$51.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20.6	19.3
Gain on pension liability	(0.8)	(4.4)
Stock-based compensation expense	2.1	1.5
Asset impairment charges	0.5	—
Change in uncertain tax positions	(1.6)	2.6
Gain on sale of assets	(2.2)	(1.9)
Equity in loss of unconsolidated companies	1.8	1.4
Deferred income taxes	(1.5)	(1.3)
Foreign currency translation adjustment	(4.6)	(0.9)
Changes in operating assets and liabilities:
Receivables	(59.2)	(43.2)
Inventories	(15.6)	(24.1)
Prepaid expenses and other current assets	(8.1)	(8.0)
Accounts payable and accrued expenses	40.2	34.2
Other noncurrent assets and liabilities	4.5	(11.8)

Net cash provided by operating activities	39.7	15.0

Investing activities:
Capital expenditures	(20.8)	(22.7)
Proceeds from sales of assets	5.3	6.9

Net cash used in investing activities	(15.5)	(15.8)

Financing activities:
Proceeds from long-term debt	167.3	172.2
Payments on long-term debt	(208.9)	(167.2)
Proceeds from stock options exercised	16.5	0.1

Net cash (used in) provided by financing activities	(25.1)	5.1

Effect of exchange rate changes on cash	(0.6)	(0.1)

Net (decrease) increase in cash and cash equivalents	(1.5)	4.2
Cash and cash equivalents, beginning	30.2	39.8

Cash and cash equivalents, ending	$28.7	$44.0

Supplemental cash flow information:

Cash paid for interest	$2.8	$9.3

Cash paid for income taxes	$0.1	$0.6

Non cash financing and investing activities
Purchase of assets under capital lease obligations	$—	$9.5

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. General

References in this report to Fresh Del Monte, “we”, “our”, “us”, and the “Company” refer to Fresh Del Monte Produce Inc. and its subsidiaries, unless the context indicates otherwise.

We were incorporated under the laws of the Cayman Islands on August 29, 1996 and are 26.9% owned by IAT Group Inc., which is 100% beneficially owned by members of the Abu-Ghazaleh family. In addition, members of the Abu-Ghazaleh family directly own 7.8% of our outstanding ordinary shares.

Prior to March 31, 2008, we qualified as a “foreign private issuer” for purposes of filing and disclosure requirements under the United States securities laws. As a “foreign private issuer” under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), we filed our annual report with the United States Securities and Exchange Commission (“SEC”) on Form 20-F. Effective March 31, 2008, we no longer satisfied the definition of a “foreign private issuer” under the Exchange Act and we are now required to file our annual reports on Form 10-K and our quarterly reports on Form 10-Q.

In our opinion, the accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary to present fairly our financial position as of March 28, 2008 and our operating results and cash flows for the three-month period then ended. Interim results are subject to significant seasonal variations and may not be indicative of the results of operations that may be expected for the entire 2008 year.

Certain prior year amounts have been reclassified to conform to the current period presentation.

For additional information, see our Consolidated Financial Statements included in our Annual Report on Form 20-F for the year ended December 28, 2007.

2. Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for us beginning on December 29, 2007, the first day of our 2008 year.

Additionally on February 6, 2008, the FASB finalized FASB Staff Position 157-2, “Fair Value Measurements” (“FSP 157-2”) and agreed to defer the effective date of SFAS No. 157 until years beginning after November 15, 2008 for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The deferral applies to the annual assessment of fair value performed for goodwill and indefinite-lived intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets”, long-lived assets measured at fair value for an impairment assessment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, asset retirement obligations accounted for under SFAS No. 143, “Accounting for Asset Retirement Obligations” and liabilities for exit or disposal activities initially measured at fair value under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. In accordance with SFAS No. 157 and FSP 157-2, we have adopted the provisions of SFAS No. 157 with respect to our financial assets

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(Unaudited)

2. Recently Issued Accounting Pronouncements (continued)

and liabilities that are measured at fair value within the Consolidated Financial Statements commencing on December 29, 2007, the first day of our 2008 year. Our adoption of SFAS No. 157 has not had any material impact on our Consolidated Financial Statements as of March 28, 2008. Refer to note 13, “Fair Value Measurements”. We are currently evaluating the impact of adopting the items deferred by FSP 157-2 on our Consolidated Financial Statements.

On December 4, 2007, the FASB issued Statement No. 141(R), “Business Combinations” and Statement No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51”. These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS No. 160 requires classification of noncontrolling interests as a component of consolidated shareholder’s equity and the elimination of “minority interest” accounting in results of operations. Earnings attributable to noncontrolling interests are required to be reported as part of consolidated earnings and not as a separate component of income or expense. However, earnings attributable to the noncontrolling interests are required to be disclosed on the face of the income statement. SFAS No. 141(R) and SFAS No. 160 are required to be adopted simultaneously and are effective on the first day of our 2009 year. Earlier adoption is prohibited. We are currently evaluating the impact of adopting SFAS No. 141(R) and SFAS No. 160 on our Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 161 requires entities to provide greater transparency in derivative disclosures by requiring qualitative disclosure about objectives and strategies for using derivatives and quantitative disclosures about fair value amounts of and gains and losses on derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We will be required to comply with the disclosure requirements of SFAS No. 161 in our 2009 first quarter financial statements.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(Unaudited)

3. Asset Impairment and Other Charges

The following represents a summary of asset impairment and other charges (credits), net recorded during the quarter ended March 28, 2008 and March 30, 2007 (U.S. dollars in millions):

	Quarter ended
	March 28, 2008	March 30, 2007
Charges related to asset impairments	$0.5	$—
Other charges (credits) related to exit activities	4.1	(2.9)

Total asset impairment and other charges (credits), net	$4.6	$(2.9)

The $4.6 million in Asset impairment and other charges (credits), net for the quarter ended March 28, 2008 includes $3.6 million in charges related to the closure of an under-utilized distribution center in the United Kingdom in the banana segment. Of the $3.6 million, $0.5 million relates to asset impairment and $3.1 relates to one-time termination benefits and contract termination costs. Included in the $4.6 million is a charge of $1.4 million related to one-time termination benefits for the previously announced closure of a beverage production facility in the United Kingdom in the prepared food segment. Also included in the $4.6 million is a net credit of $0.4 million related to the previously announced decision to exit production activities in Hawaii in 2006 of which $0.8 million relates to the amortization of deferred pension gains offset by $0.4 million related to other exit activity charges in the other fresh produce segment.

As a result of the decision to exit all production activities in Hawaii in 2006, we recorded a net gain of $2.9 million for the quarter ended March 30, 2007 in Asset impairment and other charges (credits), net in the Consolidated Statements of Income. Included in the $2.9 million net credit is a curtailment gain of $3.4 million and amortization of $1.0 million related to the U.S. based post-retirement healthcare plan as a result of the recognition of a prior service credit due to employee turnover and actuarial gains for the quarter ended March 30, 2007 partially offset by a charge of $1.6 million for additional one-time termination benefits as a result of legal proceedings and negotiations with the union in Hawaii.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(Unaudited)

3. Asset Impairment and Other Charges (continued)

Exit Activity Reserves

The following represents a rollforward of 2008 activities related to exit activity reserves (U.S. dollars in millions):

	Exit activity reserve balance at December 28, 2007	Impact to Earnings	Cash Paid	Exit activity reserve balance at March 28, 2008
One time termination benefits	$4.4	$1.7	$(0.7)	$5.4
Contract termination and other exit activity charges	2.6	3.2	(2.6)	3.2

	$7.0	$4.9	$(3.3)	$8.6

Included in the exit activity reserve balance at March 28, 2008 are one-time termination benefits, contract termination costs and other exit activity charges related primarily to (1) the previously announced decision to exit the Hawaiian production operations included in the other fresh produce segment and (2) the closure of an under-utilized distribution center in the United Kingdom in the banana segment.

4. Uncertain Tax Positions

As of December 28, 2007, we had $13.0 million of uncertain tax positions, including $2.2 million of interest and penalties. During the quarter ended March 28, 2008, $2.3 million of uncertain tax positions, including interest and penalties of $1.0 million were reversed due to a lapse in the statute of limitation. In addition, there was an increase of $0.7 million of uncertain tax positions, including interest and penalties of $0.2 million, as a result of tax positions taken during a prior period. The change in uncertain tax positions for the quarter ended March 28, 2008 was a net benefit of $1.6 million all of which will affect the effective tax rate.

The Company classifies interest and penalties on uncertain tax positions as a component of income tax expense in Consolidated Statements of Income.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(Unaudited)

5. Stock-Based Compensation

On October 31, 2007, the Board of Directors approved an amendment to the 1999 Share Incentive Plan (the “1999 Plan”), which authorized an additional 3,000,000 shares increasing the aggregate ordinary shares to 9,000,000 under which options may be granted under the 1999 Plan subject to approval and ratification by our shareholders at the annual general meeting on April 30, 2008.

Stock-based compensation expense related to stock options for the quarters ended March 28, 2008 and March 30, 2007 included in the determination of income before taxes and net income totaled $2.1 million or $0.03 per diluted share and $1.5 million or $0.03 per diluted share, respectively, on a straight-line, single award basis and is included in the accompanying Consolidated Statements of Income, in selling, general and administrative expenses.

We are in a net operating loss position in the relevant jurisdictions. Therefore, for the quarter ended March 28, 2008, deferred tax assets related to stock-based compensation expense have been fully reserved and there was no reduction in taxes currently payable or related effect on cash flows as the result of excess tax benefits from stock options exercised in these periods. The proceeds received from exercise of stock options were $16.5 million and $0.1 million for the quarter ended March 28, 2008 and March 30, 2007, respectively.

On February 27, 2008, we granted 161,000 stock options from our 1999 Plan to our Chairman and Chief Executive Officer. These options vested 20% on the grant date and then will vest 20% on each of the next four anniversary dates. Based on their grant date fair value of $11.71 per option, we recognized $0.4 million of stock-based compensation expense related to this grant which is included in the $2.1 million of total stock-based compensation expense for the first quarter of 2008.

On February 27, 2008, we granted, in equal amounts, stock options from our 1999 Plan totaling 43,750 to seven non-management members of our Board of Directors. These options vested 100% on the grant date. Based on their grant date fair value of $9.25 per option, we recognized $0.4 million of stock-based compensation expense related to this grant which is included in the $2.1 million of total stock-based compensation expense for the first quarter of 2008.

On February 28, 2007, we granted, in equal amounts, stock options from our 1997 Share Incentive Plan totaling 37,500 to six non-management members of our Board of Directors. These options vested 100% on the grant date. Based on their grant date fair value of $3.94 per option, we recognized $0.1 million of stock-based compensation expense related to this grant which is included in the $1.5 million of total stock-based compensation expense for the first quarter of 2007.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(Unaudited)

6. Inventories

Inventories consisted of the following (U.S. dollars in millions):

	March 28, 2008	December 28, 2007
Finished goods	$194.1	$170.7
Raw materials and packaging supplies	119.8	126.2
Growing crops	109.2	110.0

Total inventories	$423.1	$406.9

7. Long-Term Debt and Capital Lease Obligations

Our long-term debt consists principally of a four-year syndicated revolving credit facility (the “Credit Facility”) with Rabobank Nederland, New York Branch, as administrative agent. The Credit Facility includes a revolving commitment of $600.0 million expiring on November 10, 2009 and a term loan commitment (the “Term Loan”).

The Term Loan is a five-year amortizing loan with quarterly payments of principal and interest which matures on May 10, 2011. We currently have $142.5 million outstanding under the Term Loan. The interest rate on the Term Loan (3.44% at March 28, 2008) is based on a spread over the London Interbank Offer Rate (“LIBOR”).

The Credit Facility is collateralized directly or indirectly by substantially all of our assets and is guaranteed by certain of our subsidiaries. The Credit Facility permits borrowings with an interest rate, determined by our leverage ratio, based on a spread over LIBOR (3.52% at March 28, 2008). At March 28, 2008, $168.3 million was outstanding under the Credit Facility (including the Term Loan).

The Credit Facility requires us to be in compliance with various financial and other covenants and limits the amount of future dividends. As of March 28, 2008, we were in compliance with all of the financial and other covenants contained in the Credit Facility.

At March 28, 2008, we had $552.9 million available under committed working capital facilities, primarily under the Credit Facility. The Credit Facility also includes a swing line facility and a letter of credit facility. At March 28, 2008, we applied $22.6 million to the letter of credit facility, comprised primarily of certain contingent obligations and other governmental agencies guarantees combined with guarantees for purchases of raw materials and equipment.

As of March 28, 2008, we had $197.1 million of long-term debt and capital lease obligations, including the current portion, consisting of $168.3 million outstanding under the Credit Facility (including the Term Loan), $13.7 million of capital lease obligations and $15.1 million of other long-term debt and notes payable.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(Unaudited)

8. Comprehensive Income

The following table sets forth comprehensive income for the quarter ended March 28, 2008 and March 30, 2007 (U.S. dollars in millions):

	Quarter ended
	March 28, 2008	March 30, 2007
Comprehensive income:
Net income	$63.6	$51.6
Net unrealized losses on derivatives	(19.5)	(1.7)
Net unrealized foreign currency translation losses	(0.9)	(0.5)
Net change in retirement benefit adjustment, net of tax	(0.8)	(4.3)

Comprehensive income	$42.4	$45.1

9. Litigation

DBCP Litigation

Beginning in December 1993, certain of our U.S. subsidiaries were named among the defendants in a number of actions in courts in Texas, Louisiana, Hawaii, California and the Philippines involving claims by numerous non-U.S. plaintiffs that they were injured as a result of exposure to a nematocide containing the chemical dibromochloropropane (“DBCP”) during the period 1965 to 1990. As a result of a settlement entered into in December 1998, the remaining unresolved DBCP claims against our U.S. subsidiaries are pending in Hawaii, Louisiana and California.

In 1997, plaintiffs from Costa Rica and Guatemala named certain of our U.S. subsidiaries in a purported class action in Hawaii. The action was dismissed by a federal district court on grounds of forum non conveniens in favor of the courts of the plaintiffs’ home countries and the plaintiffs appealed this decision. On April 22, 2003, the U.S. Supreme Court affirmed the plaintiffs’ appeal of the dismissal, thereby remanding the action to the Hawaiian state court. On April 27, 2007, our U.S. subsidiaries named in the action which do not have ties to Hawaii filed a motion to dismiss for lack of personal jurisdiction, and plaintiffs voluntarily dismissed these subsidiaries from the action on June 28, 2007. On February 19, 2008, plaintiffs moved to certify a worldwide class of farm workers allegedly injured from exposure to DBCP, which will be heard on June 4, 2008. A trial date of February 2009 has been set, although discovery has not yet commenced.

On November 15, 1999, one of our subsidiaries was served in two actions entitled, Godoy Rodriguez, et al. v. AMVAC Chemical Corp., et al. and Martinez Puerto, et al. v. AMVAC Chemical Corp., et al., in the 29th Judicial District Court for the Parish of St. Charles, Louisiana. These actions were removed to federal court, where they have been consolidated. As a result of the Supreme Court’s decision in the Hawaiian action, the district court remanded these actions to state court in Louisiana. At this time, it is not known how many of the approximately 315 remaining Godoy Rodriguez and Martinez Puerto plaintiffs are making claims against the Fresh Del Monte subsidiary.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(Unaudited)

9. Litigation (continued)

On October 14, 2004, two of our subsidiaries were served with a complaint in an action styled Angel Abarca, et al. v. Dole Food Co., et al. filed in the Superior Court of the State of California for the County of Los Angeles on behalf of more than 2,600 Costa Rican banana workers who claim injury from exposure to DBCP. An initial review of the plaintiffs in the Abarca action found that a substantial number of the plaintiffs were claimants in prior DBCP actions in Texas and may have participated in the settlement of those actions. On January 11, 2008, defendants moved for summary judgment with respect to 1,329 plaintiffs who were parties to prior DBCP actions. Defendants intend to move to dismiss the claims of the remaining Abarca plaintiffs on grounds of forum non conveniens.

On April 25, 2005, two of our subsidiaries were served with a complaint styled Juan Jose Abrego, et. al. v. Dole Food Company, et al. filed in the Superior Court of the State of California for the County of Los Angeles on behalf of 955 Guatemalan residents who claim injury from exposure to DBCP. An initial review of the plaintiffs in the Abarca action found that a substantial number of the plaintiffs were claimants in prior DBCP actions and may have participated in the settlement of those actions. On January 14, 2008, defendants moved for summary judgment with respect to 206 plaintiffs who were parties to prior DBCP actions.

Former Shareholders Litigation

On December 30, 2002, we were served with a complaint filed on December 18, 2002 in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida by seven Mexican individuals and corporations, who claim to have been former indirect shareholders of our predecessor. In addition to the complaint being filed against us, the complaint was also filed against certain of our current and former directors, officers and shareholders and that of our predecessor.

The complaint alleges that instead of proceeding with a prospective buyer who offered superior terms, the former chairman of our predecessor and majority shareholder, agreed to sell our predecessor to its current majority shareholder at a below market price as the result of commercial bribes allegedly paid by our current majority shareholder and Chief Executive Officer to our predecessor’s former chairman. The trial in the case commenced on October 30, 2006, and the jury rendered a verdict in our favor on November 17, 2006. The court followed with a final judgment in our favor on December 20, 2006. Plaintiffs filed a notice of appeal on January 19, 2007. The appeal remains pending.

Class Action Litigation

a. Pineapple Class Actions

On August 2, 2004, a consolidated complaint was filed against two of our subsidiaries in the United States District Court for the Southern District of New York. This consolidated action is brought as a putative class action on behalf of all direct and indirect purchasers of Del Monte Gold ® pineapples from March 1, 1996 through the present and merges four actions brought by fruit wholesalers and two actions brought by individual consumers. The consolidated complaint alleges claims for: (i) monopolization and attempted monopolization; (ii) restraint of trade; (iii) unfair and deceptive trade practices; and (iv) unjust enrichment. On May 27, 2005, our subsidiaries filed a motion to dismiss the indirect and direct purchasers’ claims for unjust enrichment. On June 29, 2005, plaintiffs filed a joint motion for class certification. On February 20, 2008, the Court denied plaintiffs’ motion for class certification of the indirect purchasers and only granted class certification of the direct purchasers’ claims for monopolization and attempted monopolization which was uncontested by our subsidiaries. Also on February 20, 2008, the Court granted the motion of our subsidiaries to dismiss the direct purchasers’ claims for unjust enrichment and denied as moot the motion to dismiss the indirect purchasers’ state law claims on the basis of the Court’s denial of plaintiffs’ motion for class certification of the indirect purchasers.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(Unaudited)

9. Litigation (continued)

On March 5, 2004, an alleged individual consumer filed a putative class action complaint against our subsidiaries in the state court of Tennessee on behalf of consumers who purchased (other than for resale) Del Monte Gold ® pineapples in Tennessee from March 1, 1996 to May 6, 2003. The complaint alleges violations of the Tennessee Trade Practices Act and the Tennessee Consumer Protection Act. On February 18, 2005, our subsidiaries filed a motion to dismiss the complaint. On May 25, 2006, the court granted the motion in part, dismissing plaintiffs’ claim under the Tennessee Consumer Protection Act.

Between March 17, 2004 and March 18, 2004, three alleged individual consumers separately filed putative class action complaints against us and our subsidiaries in the state court of California on behalf of residents of California who purchased (other than for re-sale) Del Monte Gold ®pineapples between March 1, 1996 and May 6, 2003. On November 9, 2005, the three actions were consolidated under one amended complaint with a single claim for unfair competition in violation of the California Business and Professional Code.

On April 19, 2004, an alleged individual consumer filed a putative class action complaint against our subsidiaries in the state court of Florida on behalf of Florida residents who purchased (other than for re-sale) Del Monte Gold ® pineapples between March 1, 1996 and May 6, 2003. The only surviving claim under the amended complaint alleges violations of the Florida Deceptive and Unfair Trade Practices Act relating only to pineapples purchased since April 19, 2000. Our subsidiaries filed an answer to the remaining claim of the amended complaint on October 12, 2006.

On April 29, 2004, an alleged individual consumer filed a putative class action complaint against our subsidiaries in the state court of Arizona on behalf of residents of Arizona who purchased (other than for re-sale) Del Monte Gold ® pineapples between November 1997 and January 2003. The complaint alleges monopolization and attempted monopolization in violation of the Arizona Consumer Fraud Act, and unjust enrichment in violation of common law.

On July 25, 2005, our subsidiaries filed a motion to dismiss the claim for violation of the Arizona Consumer Fraud Act which was granted by the state court on February 18, 2006. Our subsidiaries filed an answer to the remaining claims of the complaint on October 12, 2006.

On July 2, 2004, an alleged individual consumer filed a putative class action which was served on August 24, 2004 against our subsidiaries in the state court of Nevada on behalf of residents of Nevada who purchased (other than for re-sale) Del Monte Gold ® pineapples between November 1997 and January 2003. The complaint alleges restraint of trade in violation of Nevada statutes, common law monopolization and unjust enrichment. On April 11, 2006, the court granted in part the motion of our subsidiaries to dismiss the complaint dismissing the claims for common law monopolization, unjust enrichment and violation of Nevada’s Unfair Trade Practices Act in its application prior to July 1, 2001. Our subsidiaries filed an answer to the remaining claims of the amended complaint on June 30, 2006.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(Unaudited)

9. Litigation (continued)

b. Banana Class Actions

Between July 25, 2005 and August 22, 2005, several plaintiffs served putative class action complaints against us, one of our subsidiaries and several other corporations all in the United States District Court for the Southern District of Florida on behalf of all direct purchasers of bananas. On November 30, 2005, the plaintiffs filed a consolidated complaint alleging that the defendants engaged in a continuing agreement, understanding and conspiracy to restrain trade by artificially raising, fixing and maintaining the prices of, and otherwise restricting the sale of, bananas in the United States in violation of Section 1 of the Sherman Act beginning May 1, 1999.

Additionally, between August 8, 2005 and November 10, 2005, Arizona, California, Minnesota, New York, Tennessee and Kansas residents filed two putative class action complaints against us, one of our subsidiaries and several other corporations in the United States District Court for the Southern District of Florida on behalf of all indirect purchasers of bananas in their respective states. On March 3, 2006, the plaintiffs filed a consolidated complaint alleging violations of numerous state antitrust, competition, and unjust enrichment statutes beginning May 1, 1999.

The cases on behalf of the direct purchasers have been consolidated in the U.S. District Court for the Southern District of Florida. The cases on behalf of the indirect purchasers were assigned to the same judge in the U.S. District Court for the Southern District of Florida.

On May 15, 2007, we reached an agreement with plaintiffs to settle the consolidated direct purchaser cases for a total aggregate payment to plaintiffs of $2.5 million (including attorney’s fees), which was paid during June 2007 and recorded in Costs of products sold in the Consolidated Statements of Income. On November 26, 2007, the Court entered an order and final judgment approving the settlement.

On June 26, 2007, we reached an agreement with plaintiffs to settle the indirect purchaser action by agreeing to make a donation to America’s Second Harvest (also known as The Nation’s Food Bank Network), or a comparable charity, of fruit and/or vegetables with a retail value of $0.8 million within a year from final approval of the settlement agreement and agreeing to pay up to $0.1 million of the plaintiffs attorneys’ fees and costs to be incurred by plaintiffs’ in providing notice to class members of the proposed settlement. On November 21, 2007, the Court entered an order and final judgment approving the settlement. One individual has filed a pro se notice of appeal of the Court’s order and final judgment, which appeal is currently pending. We recorded a liability of $0.4 million included in Accounts payable and accrued expenses in the accompanying consolidated balance sheet as of March 28, 2008 and expect to expend $0.1 million in cash and provide $0.3 million in donations to charity within the next year. These amounts were recorded in Costs of products sold in the Consolidated Statements of Income.

European Union Antitrust Investigation

On June 2, 2005, one of our German subsidiaries was visited by the antitrust authority of the European Union (“EU”) which is investigating our subsidiary as well as other produce companies for possible violations of the EU’s competition laws. Our subsidiary received several requests for additional information from the EU antitrust authority from February 17, 2006 to May 22, 2007 and has responded fully to the requests. Our subsidiary will continue to cooperate fully with the investigation. On July 23, 2007, our

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(Unaudited)

9. Litigation (continued)

subsidiary received a Statement of Objections from the European Commission regarding the investigation. Statements of Objections were also sent to the other produce companies under investigation. The document concerns banana pricing during the period from 2000 until 2005. From February 4, 2008 to February 6, 2008, the European Commission held an oral hearing on the Statements of Objections. At the hearing, with one exception, all the produce companies under investigation including our subsidiary rejected the findings of the European Commission in the Statements of Objections.

Freight Broker Litigation

In September 1997, a freight broker formerly engaged by one of our non-U.S. subsidiaries filed suit against the subsidiary in Guatemala claiming $1.9 million in damages and in Costa Rica claiming $1.3 million in damages as indemnification for constructive wrongful termination of the general agency agreement between the broker and the subsidiary. Under the agreement, the broker arranged third-party cargo to be booked for carriage on ships owned or chartered by our subsidiary. The Guatemala action has been dismissed for being time barred by the statute of limitations. In the Costa Rica action, the trial court has entered judgment against us in the amount of $0.8 million plus interest and costs. Our subsidiary is appealing this decision. The costs of defense in this action are covered by insurance.

Kunia Well Site

In 1980, elevated levels of certain chemicals were detected in the soil and ground-water at a plantation leased by one of our U.S. subsidiaries in Honolulu, Hawaii (the “Kunia Well Site”). Shortly thereafter, our subsidiary discontinued the use of the Kunia Well Site and provided an alternate water source to area well users and the subsidiary commenced its own voluntary cleanup operation. In 1993, the Environmental Protection Agency (“EPA”) identified the Kunia Well Site for potential listing on the National Priorities List (“NPL”) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended. On December 16, 1994, the EPA issued a final rule adding the Kunia Well Site to the NPL.

On September 28, 1995, our subsidiary entered into an order (the “Order”) with the EPA to conduct the remedial investigation and the feasibility study of the Kunia Well Site. Under the terms of the Order, our subsidiary submitted a remedial investigation report in November 1998 and a final draft feasibility study in December 1999 (which was updated from time to time) for review by the EPA. The EPA approved the remedial investigation report in February 1999 and the feasibility study on April 22, 2003.

As a result of communications with the EPA in 2001, we recorded a charge of $15.0 million in the third quarter of 2001 to increase the recorded liability to the estimated expected future cleanup cost for the Kunia Well Site to $19.1 million. Based on conversations with the EPA in the third quarter of 2002 and consultation with our legal counsel and other experts, we recorded a charge of $7.0 million during the third quarter of 2002 to increase the accrual for the expected future clean-up costs for the Kunia Well Site to $26.1 million.

On September 25, 2003, the EPA issued the Record of Decision (“ROD”). The EPA estimates in the ROD that the remediation costs associated with the clean up of the Kunia Well Site will range from $12.9 million to $25.4 million and will last approximately 10 years. The undiscounted estimates are between $14.8 million and $28.7 million. The undiscounted estimate on which our accrual is

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(Unaudited)

9. Litigation (continued)

based totals $25.8 million and is discounted using a 5.0% rate. As of March 28, 2008, there is $20.2 million included in other noncurrent liabilities and $1.2 million included in accounts payable and accrued expenses for the Kunia well site clean-up. We expect to expend approximately $1.2 million in cash per year for the next five years. Certain portions of the EPA’s estimates have been discounted using a 5% interest rate.

On January 13, 2004, the EPA deleted a portion of the Kunia Well Site (Northeast section) from the NPL. On May 2, 2005, our subsidiary signed a Consent Decree with the EPA for the performance of the clean up work for the Kunia Well Site. On September 27, 2005, the U.S. District Court for Hawaii approved and entered the Consent Decree. Based on findings from remedial investigations at the Kunia Well Site, our subsidiary continues to evaluate with the EPA the clean up work currently in progress in accordance with the Consent Decree.

Other

In addition to the foregoing, we are involved from time to time in various claims and legal actions incident to our operations, both as plaintiff and defendant. In the opinion of management, after consulting with legal counsel, none of these other claims are currently expected to have a material adverse effect on the results of operations, financial position or our cash flows. We intend to vigorously defend ourselves in all of the above matters. At this time, management is not able to evaluate the likelihood of a favorable or unfavorable outcome in any of the above-described matters. Accordingly, management is not able to estimate the range or amount of loss, if any, from any of the above-described matters and no accruals or expenses have been recorded as of March 28, 2008, except as related to the Kunia Well Site and Banana Class Actions.

10. Earnings Per Share

Basic and diluted net income per ordinary share is calculated as follows (U.S. dollars in millions, except share and per share data):

	Quarter ended
	March 28, 2008	March 30, 2007
Numerator:
Net income	$63.6	$51.6

Denominator:
Weighted average ordinary shares—Basic	62,859,064	57,699,889
Effect of dilutive securities—stock options	499,126	46,689

Weighted average ordinary shares—Diluted	63,358,190	57,746,578

Net income per ordinary share:
Basic	$1.01	$0.89

Diluted	$1.00	$0.89

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(Unaudited)

11. Retirement and Other Employee Benefits

The following table sets forth the net periodic costs (credits) of our defined benefit pension plans and postretirement plan (U.S. dollars in millions):

	Pension Plans		Postretirement Plan
	Quarter ended		Quarter ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
Service cost	$0.3	$0.5	$—	$—
Interest cost	1.5	1.4	—	—
Expected return on assets	(1.1)	(1.0)	—	—
Net amortization	—	0.2	(0.8)	(1.0)
Curtailment gain	—	—	—	(3.4)

Net periodic costs (credits)	$0.7	$1.1	$(0.8)	$(4.4)

12. Business Segment Data

We are principally engaged in one major line of business, the production, distribution and marketing of bananas, other fresh produce and prepared food. Our products are sold in markets throughout the world, with our major producing operations located in North, Central and South America, Asia and Africa.

Our operations are aggregated on the basis of our products; bananas, other fresh produce, prepared food and other products and services. Other fresh produce includes pineapples, melons, tomatoes, strawberries, non-tropical fruit (including grapes, apples, pears, peaches, plums, nectarines, apricots, avocados and kiwis), fresh-cut produce and other fruit and vegetables. Prepared food includes prepared fruit and vegetables, juices, beverages, snacks and a poultry and processed meat business. Other products and services includes a third-party ocean freight business, a plastic product and box manufacturing business and a grain business.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(Unaudited)

12. Business Segment Data (continued)

We evaluate performance based on several factors, of which gross profit by product and net sales by geographic region are the primary financial measures (U.S. dollars in millions):

	Quarter ended
	March 28, 2008		March 30, 2007
	Net Sales	Gross Profit	Net Sales	Gross Profit
Product net sales and gross profit:
Bananas	$340.1	$30.1	$287.8	$20.7
Other fresh produce	419.0	53.1	426.9	64.4
Prepared food	101.9	10.0	90.0	10.6
Other products and services	33.9	3.7	31.3	3.4

Totals	$894.9	$96.9	$836.0	$99.1

	March 28, 2008	December 28, 2007
Identifiable assets:
North America	$387.5	$334.6
Europe	595.5	575.3
Middle East	175.5	187.9
Africa	126.5	118.3
Asia	156.3	128.4
Central and South America	636.2	645.9
Maritime equipment (including containers)	95.6	99.7
Corporate	89.5	95.6

Total identifiable assets	$2,262.6	$2,185.7

13. Fair Value Measurements

We mitigate the risk of fluctuations in currency exchange rates on our results of operations and financial condition by entering into foreign currency cash flow hedges. We account for the fair value of the related forward contracts as either an asset in other current assets or a liability in accrued expenses. We adopted SFAS No. 157 for assets and liabilities measured at fair value on a recurring basis as of December 29, 2007, the first day of our 2008 year. We use an income approach to value our outstanding foreign currency cash flow hedges. An income approach consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts using current market information as of the measurement date such as foreign currency spot and forward rates. Additionally, an element of default risk based on observable inputs was built into the fair value calculation based on the provisions of SFAS No. 157. We expect that substantially the full amount outstanding will be transferred to earnings in 2008 along with the earnings effect of the related forecasted transaction.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(Unaudited)

13. Fair Value Measurements (continued)

The following table provides a summary of the fair values of assets and liabilities measured on a recurring basis under SFAS No. 157:

	Fair Value Measurements at March 28, 2008 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency hedges, net liability	$—	$25.8	$—

Prior to the adoption of SFAS No. 157, the fair value of these hedges was a net liability of $6.2 million as of December 28, 2007, substantially all of which will be transferred to earnings during 2008.

In estimating our fair value disclosures for financial instruments, we use the following methods and assumptions:

Cash and cash equivalents: The carrying amount of these items approximates fair value due to the high credit standing of the financial institutions holding these items and their liquid nature.

Trade accounts receivable and other accounts receivable, net: The carrying value reported in the Consolidated Balance Sheets for these items is net of allowances for doubtful accounts which includes a degree of counterparty non-performance risk.

Accounts payable and other current liabilities: The carrying value reported in the Consolidated Balance Sheets for these items approximates their fair value, which is the likely amount for which the liability with short settlement periods would be transferred to a market participant with a similar credit standing as the Company.

Capital lease obligations: The carrying value of our capital lease obligations approximates their fair value based on current interest rates which contain an element of default risk.

Long-term debt: The carrying value of our long-term debt approximates their fair value since they bear interest at variable rates or fixed rates which contain an element of default risk.

14. Subsequent Event

During April 2008, several of our banana farms in Brazil experienced flooding. We are currently assessing the flood damage and at this time we are unable to estimate the range or amount of loss. We maintain insurance for these purposes, but can not estimate the possible recoveries we may obtain with respect to this matter. Although we can not estimate the range or amount of loss and any possible insurance recoveries, we do not expect that the flood damage in Brazil would have a material adverse effect on our overall financial condition and results of operations.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are one of the world’s leading vertically integrated producers, marketers and distributors of high-quality fresh and fresh-cut fruit and vegetables, as well as a leading producer and marketer of prepared fruit and vegetables, juices, beverages and snacks in Europe, Africa and the Middle East. We market our products worldwide under the DEL MONTE® brand, a symbol of product innovation, quality, freshness and reliability since 1892. Our global sourcing and logistics system allows us to provide regular delivery of consistently high quality produce and value-added services to our customers. Our major producing operations are located in North, Central and South America, Asia and Africa. Production operations are aggregated on the basis of our products; bananas, other fresh produce, prepared foods and other products and services. Other fresh produce includes pineapples, melons, tomatoes, non-tropical fruit (including grapes, apples, pears, peaches, plums, nectarines, apricots, avocados, and kiwis), fresh-cut produce and other fruit and vegetables. Prepared foods include prepared fruit and vegetables, juices, beverages, snacks and a poultry and processed meat business. Other products and services includes a third-party ocean freight business, a plastic product and box manufacturing business and a grain business.

Liquidity and Capital Resources

Net cash provided by operating activities was $39.7 million for the first quarter of 2008 as compared to $15.0 million for the first quarter of 2007. The increase in cash provided by operating activities was primarily attributed to higher net income, lower seasonal increase in inventory levels and higher accounts payable and accrued expenses, partially offset by higher accounts receivable.

Working capital was $514.1 million at March 28, 2008, compared with $491.2 million at December 28, 2007. This increase in working capital is primarily attributable to higher seasonal levels of accounts receivable and inventory partially offset by higher accounts payable and accrued expenses.

Net cash used in investing activities for the first quarter of 2008 was $15.5 million compared with net cash used in investing activities of $15.8 million for the first quarter of 2007. Net cash used in investing activities for the first quarter of 2008 consisted of capital expenditures of $20.8 million, partially offset by proceeds from sales of assets of $5.3 million. Capital expenditures for the first quarter of 2008 were principally related to the expansion of production facilities in the Middle East, South and Central America and the Philippines. Proceeds from the sale of assets for the first quarter of 2008 consisted primarily of the sale of properties in South America. Net cash used in investing activities for the first quarter of 2007 consisted primarily of capital expenditures of $22.7 million for the expansion of production facilities in Africa, South America, the Philippines and the Middle East partially offset by proceeds from the sales of assets of $6.9 million. Proceeds from the sale of assets for the first quarter of 2007 consisted primarily of the sale of properties in South Africa.

Net cash used in financing activities for the first quarter of 2008 was $25.1 million compared with net cash provided by financing activities of $5.1 million for the first quarter of 2007. Net cash used in financing activities for the first quarter of 2008 consisted of net repayments of long-term debt of $41.6 million partially offset by $16.5 million of proceeds from stock options exercised. Net cash provided by financing activities for the first quarter of 2007 consisted primarily of net proceeds from long-term debt of $5.0 million.

We finance our working capital and other liquidity requirements primarily through cash from operations and borrowings under our credit facility administered by Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch, which we refer to as Rabobank (the “Credit Facility”). The Credit Facility includes a revolving commitment of $600.0 million expiring November 10, 2009 and a term loan commitment (the “Term Loan”).

The Term Loan is a five-year amortizing loan with quarterly payments of principal and interest which matures on May 10, 2011. We currently have $142.5 million outstanding under the Term Loan. The interest rate on the Term Loan (3.44% at March 28, 2008) is based on a spread over the London Interbank Offer Rate (“LIBOR”).

The Credit Facility is collateralized directly or indirectly by substantially all of our assets and is guaranteed by certain of our subsidiaries. The Credit Facility permits borrowings with an interest rate, determined by our leverage ratio, based on a spread over LIBOR (3.52% at March 28, 2008). At March 28, 2008, $168.3 million was outstanding under the Credit Facility (including the Term Loan).

The Credit Facility requires us to be in compliance with various financial and other covenants and limits the amount of future dividends. As of March 28, 2008, we were in compliance with all of the financial and other covenants contained in the Credit Facility.

At March 28, 2008, we had $552.9 million available under committed working capital facilities, primarily under the Credit Facility. The Credit Facility also includes a swing line facility and a letter of credit facility. At March 28, 2008, we applied $22.6 million to the letter of credit facility, comprised primarily of certain contingent obligations and other governmental agencies guarantees combined with guarantees for purchases of raw materials and equipment.

As of March 28, 2008, we had $197.1 million of long-term debt and capital lease obligations, including the current portion, consisting of $168.3 million outstanding under the Credit Facility (including the Term Loan), $13.7 million of capital lease obligations and $15.1 million of other long-term debt and notes payable.

As of March 28, 2008, we had cash and cash equivalents of $28.7 million.

As a result of the previously announced closure of our Hawaii pineapple and U.K. beverage production operations combined with the transition to exclusive distributors for prepared food in the U.K., Italy and Belgium and the closure of an under-utilized facility in the U.K, we paid approximately $3.3 million during the first quarter of 2008 in termination benefits and contractual obligations. We expect to make additional payments of approximately $5.0 during the remainder of 2008 and $3.6 million in 2009 and thereafter related to these matters. These cash outlays will be funded from operating cash flows and available borrowings under our Credit Facility.

Results of Operations

The following tables present for each of the periods indicated (i) net sales by geographic region and (ii) net sales and gross profit by product category, and in each case, the percentage of the total represented thereby:

Net sales by geographic region:

	Quarter ended
	March 28, 2008		March 30, 2007
North America	$410.9	46%	$416.4	50%
Europe	299.8	33%	265.5	32%
Asia	91.3	10%	95.1	11%
Middle East	59.2	7%	30.4	4%
Other	33.7	4%	28.6	3%

Total	$894.9	100%	$836.0	100%

Product net sales and gross profit:

	Quarter ended
	March 28, 2008				March 30, 2007
	Net Sales		Gross Profit		Net Sales		Gross Profit
Bananas	$340.1	38%	$30.1	31%	$287.8	34%	$20.7	21%
Other fresh produce	419.0	47%	53.1	55%	426.9	51%	64.4	65%
Prepared food	101.9	11%	10.0	10%	90.0	11%	10.6	11%
Other products and services	33.9	4%	3.7	4%	31.3	4%	3.4	3%

Totals	$894.9	100%	$96.9	100%	$836.0	100%	$99.1	100%

First Quarter 2008 Compared with First Quarter 2007

Net Sales. Net sales for the first quarter of 2008 were $894.9 million compared with $836.0 million for the first quarter of 2007. The increase in net sales of $58.9 million was attributable to higher net sales of bananas, prepared food and other products and services partially offset by lower net sales of other fresh produce. Net sales of bananas increased by $52.3 million as a result of higher per unit sales prices in all markets partially offset by lower sales volume in Asia. Contributing to the increase in per unit sales prices in Europe and Asia were favorable exchange rates. In North America and Europe, banana sales prices increased due to industry supply shortages. Net sales of prepared food increased by $11.9 million primarily due to increased sales for private label business, favorable exchange rates and higher net sales in our Jordan poultry business. Net sales of other products and services increased by $2.6 million principally as a result of higher net sales in the Argentina grain business. Net sales of other fresh produce decreased by $7.9 million primarily as a result of lower net sales of other fruit and vegetables, melons and fresh-cut products partially offset by higher net sales of gold pineapples and non-tropical fruit. Net sales of other fruit and vegetables decreased principally as a result of continuing product rationalization in North America. Melon net sales decreased due to lower sales volumes and per unit sales prices in North America due to unfavorable production conditions. Fresh-cut product net sales decreased primarily as a result of labor shortages in North America. Gold pineapple net sales increased principally as a result of higher per unit sales prices in Europe that resulted from favorable exchange rates combined with higher sales volume in North America. Net sales of non-tropical fruit increased primarily due to higher per unit sales prices in North America, Europe and the Middle East as a result of favorable market conditions combined with higher sales volumes in Asia.

Cost of Product Sold. Cost of products sold was $798.0 million for the first quarter of 2008 compared with $736.9 million for the first quarter of 2007, an increase of $61.1 million. This increase in cost of products sold was primarily attributable to higher fruit costs resulting from increased input prices and procurement costs combined with a 29% increase in ocean freight that resulted primarily from a 65% increase in fuel prices, higher vessel operating expenses and higher vessel charter rates.

Gross Profit. Gross profit was $96.9 million for the first quarter of 2008 compared with $99.1 million for the first quarter of 2007, a decrease of $2.2 million. The decrease in gross profit was primarily attributable to lower gross profit on other fresh produce of $11.3 million and lower gross profit on prepared food of $0.6 million partially offset by higher gross profit on bananas of $9.4 million.

Gross profit on the other fresh produce segment decreased principally as a result of lower gross profit on melons, fresh-cut products and tomatoes partially offset by higher gross profit on non-tropical fruit. The decrease in gross profit on melons is principally due to lower sales volume and per unit sales prices that resulted from poor production conditions in Central America combined with higher production and ocean freight costs. The decrease in gross profit on fresh-cut products is principally attributed to lower sales volume and per unit sales prices combined with higher costs that resulted from labor shortages in North America and lower per unit sales prices in Europe due primarily to the absence in 2008 of a promotion with a major customer during the first quarter of 2007. The decrease in gross profit on tomatoes is principally due to higher procurement and inland transportation costs. Gross profit on non-tropical fruit increased primarily as a result of higher per unit sales prices for grapes in North America that resulted from reduced industry volumes combined with favorable growing conditions in Chile.

Gross profit on prepared food decreased slightly due to higher procurement and production costs and as a result of our decision to market our prepared food products through independent distributors in the U.K., Italy and Belgium which is offset by lower selling, general and administrative expense as indicated below.

Gross profit on bananas increased principally as a result of higher per unit sales prices in Europe and North America and higher per unit sales prices and sales volume in the Middle East partially offset by higher ocean freight and fruit cost and reduced sales volume in Asia. In North America, the increase in per unit sales prices were partially offset by a 27% increase in ocean freight costs and a 16% increase in fruit costs. In Europe, favorable exchange rates and an industry supply shortage contributed to the increase in per unit sales prices which were partially offset by a 34% increase in ocean freight costs and a 12% increase in fruit costs. In the Middle East, strong demand from this emerging market resulted in higher per unit sales prices and sales volumes. In Asia, the decrease in gross profit on bananas was principally due to lower sales volumes that resulted from inclement weather and higher procurement costs as a result of unfavorable exchange rates in the Philippines.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $2.8 million from $42.2 million for the first quarter of 2007 to $39.4 million for the first quarter of 2008. The decrease is principally due to lower selling and marketing expenses in Europe as a result of our decision to market our prepared food products through independent distributors in the U.K., Italy and Belgium. During the third and fourth quarters of 2007, we closed our Belgium and Italy sales offices and significantly reduced our sales and marketing staff in our U.K. office which resulted in the reduction in Selling, general and administrative expenses.

Asset Impairment and Other Charges (Credits), Net. Asset impairment and other charges (credits), net of $4.6 million were recorded during the first quarter of 2008 as compared with a net credit of $2.9 million during the first quarter of 2007. The Asset impairment and other charges (credits), net recorded during the first quarter of 2008 relates principally to the closure of an under-utilized distribution center in the U.K. related to the banana segment and the previously announced closure of the beverage production operation in the U.K. related to the prepared food segment. As a result of the decision to exit all production activities in Hawaii in 2006, the Company recorded a net credit of $2.9 million for the quarter ended March 30, 2007 related to the other fresh produce segment. Included in Asset impairment and other charges (credits), net for the quarter ended March 30, 2007 is a curtailment gain of $3.4 million and amortizations of $1.0 million related to the U.S. based post-retirement healthcare plan as a result of the recognition of a prior service credit due to employee turnover and actuarial gains partially offset by $1.6 million additional one-time termination benefits as a result of legal proceedings and negotiations with the union in Hawaii.

Operating Income. Operating income for the first quarter of 2008 decreased by $6.9 million to $52.9 million compared with $59.8 million for the first quarter of 2007. The decrease in operating income was attributable to a slight decrease in gross profit combined with the Asset impairment and other charges (credits), net recorded during the first quarter of 2008, partially offset by lower Selling, general and administrative expenses.

Interest Expense. Interest expense decreased by $5.8 million to $3.4 million for the first quarter of 2008 compared with $9.2 million for the first quarter of 2007, as a result of lower average debt balances and lower interest rates.

Other Income, Net. Other income, net was $12.5 million for the first quarter of 2008 as compared with $3.9 million for the first quarter of 2007, an increase of $8.6 million. This improvement in Other income, net is principally attributable to foreign exchange gains that resulted from favorable exchange rate movements in the euro, British pound and other currencies versus the U.S. dollar in locations where we have significant activities.

Provision for (Benefit from) Income Taxes. Benefit from income taxes was $1.3 million for the first quarter of 2008 as compared to a provision for income taxes of $3.1 million for the first quarter of 2007. During the first quarter of 2008 we recorded a net benefit from uncertain tax positions including interest and penalties of $1.6 million and during the first quarter of 2007 we established uncertain tax positions including interest and penalties of $2.6 million.

Seasonality

Interim results are subject to significant variations and may not be indicative of the results of operations that may be expected for the entire 2008 year. (See the information provided in Item5A. Operating Results – “Seasonality” – of our Form 20-F for the fiscal year ended December 28, 2007, as filed on February 27, 2008.)

New Accounting Pronouncement

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for us beginning on December 29, 2007, the first day of our 2008 year.

Additionally on February 6, 2008, the FASB finalized FASB Staff Position 157-2, “Fair Value Measurements” (“FSP 157-2”) and agreed to defer the effective date of SFAS No. 157 until years beginning after November 15, 2008 for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The deferral applies to the annual assessment of fair value performed for goodwill and indefinite-lived intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets”, long-lived assets measured at fair value for an impairment assessment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, asset retirement obligations accounted for under SFAS No. 143, “Accounting for Asset Retirement Obligations” and liabilities for exit or disposal activities initially measured at fair value under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. In accordance with SFAS No. 157 and FSP 157-2, we have adopted the provisions of SFAS No. 157 with respect to our financial assets and liabilities that are measured at fair value within the Consolidated Financial Statements commencing on December 29, 2007, the first day of our 2008 year. Our adoption of SFAS No. 157 has not had any material impact on our Consolidated Financial Statements as of March 28, 2008. We are currently evaluating the impact of adopting the items deferred by FSP 157-2 on our Consolidated Financial Statements.

We are exposed to market risk from changes in currency exchange rates, which may adversely affect our results of operations and financial condition. We seek to minimize the risks from these currency exchange rate fluctuations through our regular operating and financing activities and by hedging a portion of our overall exposure using derivative financial instruments such as foreign currency cash flow hedges. Our policy is to not use financial instruments for trading or other speculative purposes and is not to be a party to any leveraged financial instruments.

To reduce currency exchange rate risk, we generally exchange local currencies for dollars promptly upon receipt. We periodically enter into currency forward contracts and options as a hedge against a portion of our currency exchange rate exposures; however, we may decide not to enter into these contracts during any particular period. The fair value of these hedges was a net liability of $25.8 million as of March 28, 2008, substantially all of which will be transferred to earnings during 2008.

We use an income approach to value our outstanding foreign currency cash flow hedges. An income approach consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts using current market information as of the measurement date such as foreign currency spot and forward rates. Additionally, an element of default risk based on observable inputs was built into the fair value calculation based on the provisions of SFAS No. 157. We account for the fair value of the related forward contracts as either an asset in other current assets or a liability in accrued expenses.

Recent Developments

During April 2008, several of our banana farms in Brazil experienced flooding. We are currently assessing the flood damage and at this time we are unable to estimate the range or amount of loss. We maintain insurance for these purposes, but can not estimate the possible recoveries we may obtain with respect to this matter. Although we can not estimate the range or amount of loss and any possible insurance recoveries, we do not expect that the flood damage in Brazil would have a material adverse effect on our overall financial condition and results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk from the information provided in Item 11. Quantitative and Qualitative Disclosures About Market Risk of our Form 20-F for the fiscal year ended December 28, 2007 as filed on February 27, 2008.

Item 4.	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 28, 2008. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation, Our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the quarter ended March 28, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 9, “Litigation” to the Consolidated Financial Statements, Part I, Item 1 included herein.

Item 1A.	Risk Factors

There have been no material changes in the risk factors from the information provided in Item 3. Key Information of our Form 20-F for the fiscal year ended December 28, 2007, as filed on February 27, 2008.

Item 5.	Other Information

On April 29, 2008, Fresh Del Monte Produce Inc. (the “Company”) announced its financial results for the quarter ended March 28, 2008. A copy of the press release is attached as Exhibit 99.1 to this Form 10-Q.

The press release announcing the Company’s first quarter results refers to the Company’s adjusted net income per share (net income per share, excluding asset impairment and other charges (credits), net) and provides a reconciliation of adjusted net income per share to reported income per share. Management reviews adjusted net income per share and considers this measure relevant to investors because management believes it better represents the underlying business trends and performance of the Company.

On April 29, 2008, the Company held an earnings conference call to discuss first quarter results. The transcript of the conference call is attached as Exhibit 99.2 to this Form 10-Q.

Item 6.	Exhibits

10.1*	Fresh Del Monte Produce Inc. Long-Term Incentive Plan.

10.2*	2003 Performance Incentive Plan for Chairman & CEO.

10.3*	2004 Performance Incentive Plan for Senior Executives.

10.4*	Executive Retention and Severance Agreement (Chairman & CEO).

10.5*	Executive Retention and Severance Agreement (President & COO).

10.6*	Employment Agreement for President & COO.

10.7	Fresh Del Monte Produce Inc. 1997 Share Incentive Plan, effective as of October 23, 1997, incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on October 30, 1997.

10.8	Fresh Del Monte Produce Inc. 1999 Share Incentive Plan, effective as of May 11, 1999, incorporated herein by reference to Exhibit 2.6 to the Company’s Annual Report on Form 20-F filed on March 27, 2000.

10.9	Fresh Del Monte Produce Inc. 1999 Share Incentive Plan, as amended, incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on April 28, 2005.

10.10	Amendment No. 2 to the 1999 share Incentive Plan, as amended, incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on April 28, 2005.

10.11	Amendment No. 3 to the 1999 share Incentive Plan, as amended, incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed on April 28, 2005.

10.12	Amendment No. 4 to the 1999 share Incentive Plan, as amended, incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on April 28, 2005.

10.13	Amendment No. 5 to the 1999 share Incentive Plan, as amended, incorporated herein by reference to Exhibit 4.5 the Company’s Registration Statement on Form S-8 filed on April 28, 2005.

31.1*	Certification of Chief Executive Officer filed pursuant to 17 CFR 240.13a-14(a).

31.2*	Certification of Chief Financial Officer filed pursuant to 17 CFR 240.13a-14(a).

32*	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 17 CFR 240.13a-14(b) and 18 U.S.C. Section 1350.

99.1*	Fresh Del Monte Produce Reports Solid First Quarter Financial Results.

99.2*	Fresh Del Monte Produce First Quarter Financial Results Conference Call Transcript.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fresh Del Monte Produce Inc.

Date: April 29, 2008	By:	/s/ Hani El-Naffy
Hani El-Naffy
President & Chief Operating Officer

	By:	/s/ John F. Inserra
John F. Inserra
Executive Vice President & Chief Financial Officer

Exhibit Index

Exhibit No.	Description
10.1	Fresh Del Monte Produce Inc. Long-Term Incentive Plan.

10.2	2003 Performance Incentive Plan for Chairman & CEO.

10.3	2004 Performance Incentive Plan for Senior Executives.

10.4	Executive Retention and Severance Agreement (Chairman & CEO).

10.5	Executive Retention and Severance Agreement (President & COO).

10.6	Employment Agreement for President & COO.

31.1	Certification of Chief Executive Officer filed pursuant to 17 CFR 240.13a-14(a).

31.2	Certification of Chief Financial Officer filed pursuant to 17 CFR 240.13a-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 17 CFR 240.13a-14(b) and 18 U.S.C. Section 1350.

99.1	Fresh Del Monte Produce Reports Solid First Quarter Financial Results.

99.2	Fresh Del Monte Produce First Quarter Financial Results Conference Call Transcript.