Form 10-Q
period 2008-06-27
FRESH DEL MONTE PRODUCE INC
filed 2008-07-30
CIK 1047340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2008

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

As of July 18, 2008, there were 63,504,211ordinary shares of Fresh Del Monte Produce Inc. issued and outstanding.

Forward-Looking Statements

This Report, information included in future filings by Fresh Del Monte Produce Inc. (“Fresh Del Monte”) and information contained in written material, press releases and oral statements issued by or on behalf of Fresh Del Monte contain, or may contain, statements that constitute forward-looking statements. In this report, these statements appear in a number of places and include statements regarding the intent, belief or current expectations of Fresh Del Monte or its officers (including statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates” or similar expressions) with respect to various matters, including (i) Fresh Del Monte’s anticipated needs for, and the availability of, cash, (ii) its liquidity and financing plans, (iii) its ability to successfully integrate acquisitions into its operations, (iv) trends affecting its financial condition or results of operations, including anticipated fresh produce sales price levels and anticipated expense levels, in particular, higher production and fuel costs and the impact of weather and other factors, including the availability of sufficient labor during peak growing and harvesting seasons, on crop quality and yields and the cost and availability of the products we sell, (v) its plans for expansion of its businesses (including through acquisitions) and cost savings, (vi) the impact of foreign currency fluctuations, (vii) the impact of competition and (viii) the resolution of certain legal and environmental proceedings. All forward-looking statements in this Report are based on information available to Fresh Del Monte on the date hereof, and Fresh Del Monte assumes no obligation to update any such forward-looking statements.

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

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in millions, except share and per share data)

	June 27, 2008	December 28, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$33.6	$30.2
Trade accounts receivable, net of allowance of $21.1 and $20.4, respectively	382.3	343.3
Other accounts receivables, net of allowance of $13.2 and $14.6, respectively	58.4	70.6
Inventories	399.3	406.9
Deferred income taxes	8.1	9.1
Prepaid expenses and other current assets	31.6	27.8

Total current assets	913.3	887.9

Investments in and advances to unconsolidated companies	7.5	10.6
Property, plant and equipment, net	1,025.0	851.8
Deferred income taxes	68.0	63.8
Other noncurrent assets	138.0	118.4
Goodwill	452.0	253.2

Total assets	$2,603.8	$2,185.7

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$434.3	$358.5
Current portion of long-term debt and capital lease obligations	7.2	6.9
Deferred income taxes	20.9	20.2
Income taxes and other taxes payable	12.6	11.1

Total current liabilities	475.0	396.7

Long-term debt and capital lease obligations	441.4	231.7
Retirement benefits	57.8	57.2
Other noncurrent liabilities	38.1	34.9
Deferred income taxes	88.6	85.6

Total liabilities	1,100.9	806.1

Minority interests	16.7	14.8

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred shares, $0.01 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.01 par value; 200,000,000 shares authorized; 63,504,211 issued and outstanding and 62,702,916 issued and outstanding, respectively	0.6	0.6
Paid-in capital	543.1	518.0
Retained earnings	912.4	806.9
Accumulated other comprehensive income	30.1	39.3

Total shareholders’ equity	1,486.2	1,364.8

Total liabilities and shareholders’ equity	$2,603.8	$2,185.7

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(U.S. dollars in millions, except share and per share data)

	Quarter ended		Six months ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Net sales	$972.2	$924.2	$1,867.1	$1,760.2
Cost of products sold	872.6	804.6	1,670.6	1,541.5

Gross profit	99.6	119.6	196.5	218.7

Selling, general and administrative expenses	42.8	47.4	82.2	89.6
Asset impairment and other charges, net	11.6	4.9	16.2	2.0

Operating income	45.2	67.3	98.1	127.1

Interest expense	2.5	8.0	5.9	17.2
Interest income	0.5	0.6	0.8	0.8
Other income, net	2.4	0.2	14.9	4.1

Income before income taxes	45.6	60.1	107.9	114.8

Provision for (benefit from) income taxes	3.7	(3.8)	2.4	(0.7)

Net income	$41.9	$63.9	$105.5	$115.5

Net income per ordinary share - Basic	$0.66	$1.11	$1.67	$2.00

Net income per ordinary share - Diluted	$0.66	$1.10	$1.66	$2.00

Weighted average number of ordinary shares:
Basic	63,455,713	57,769,054	63,157,388	57,734,471

Diluted	63,804,052	58,026,291	63,581,121	57,886,434

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(U.S. dollars in millions)

	Six months ended
	June 27, 2008	June 29, 2007
Operating activities:
Net income	$105.5	$115.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41.8	38.7
Gain on pension liability	(1.4)	(4.7)
Stock-based compensation expense	3.8	3.0
Asset impairment charges	12.6	5.1
Change in uncertain tax positions	(1.9)	(1.7)
Gain on sale of assets	(5.7)	(5.3)
Equity in loss of unconsolidated companies	3.1	3.1
Deferred income taxes	0.9	(2.8)
Foreign currency translation adjustment	(1.9)	3.5
Changes in operating assets and liabilities:
Receivables	(21.6)	(33.2)
Inventories	29.4	(2.4)
Prepaid expenses and other current assets	(10.6)	(2.7)
Accounts payable and accrued expenses	60.7	33.6
Other noncurrent assets and liabilities	(5.8)	(18.2)

Net cash provided by operating activities	208.9	131.5

Investing activities:
Capital expenditures	(43.3)	(46.0)
Proceeds from sales of assets	8.6	7.8
Purchase of subsidiaries, net of cash acquired	(400.6)	—
Other investing activities, net	—	0.5

Net cash used in investing activities	(435.3)	(37.7)

Financing activities:
Proceeds from long-term debt	517.6	285.1
Payments on long-term debt	(307.8)	(381.7)
Proceeds from stock options exercised	21.3	1.8

Net cash provided by (used in) financing activities	231.1	(94.8)

Effect of exchange rate changes on cash	(1.3)	(0.3)

Net increase (decrease) in cash and cash equivalents	3.4	(1.3)
Cash and cash equivalents, beginning	30.2	39.8

Cash and cash equivalents, ending	$33.6	$38.5

Supplemental cash flow information:
Cash paid for interest	$4.4	$17.4

Cash paid for income taxes	$0.8	$1.2

Non cash financing and investing activities
Purchase of subsidiaries	$11.5	—
Purchase of assets under capital lease obligations	$0.1	$9.9
Retirement of treasury stock	$—	$5.8

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. General

References in this report to Fresh Del Monte, “we”, “our”, “us”, and the “Company” refer to Fresh Del Monte Produce Inc. and its subsidiaries, unless the context indicates otherwise.

We were incorporated under the laws of the Cayman Islands on August 29, 1996 and are 26.8% owned by IAT Group Inc. as of June 27, 2008, which is 100% beneficially owned by members of the Abu-Ghazaleh family. In addition, members of the Abu-Ghazaleh family directly own 7.7% of our outstanding ordinary shares as of June 27, 2008.

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

In our opinion, the accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary to present fairly our financial position as of June 27, 2008 and our operating results and cash flows for the quarter and six-month period then ended. Interim results are subject to significant seasonal variations and may not be indicative of the results of operations that may be expected for the entire 2008 year.

Certain prior year amounts have been reclassified to conform to the current period presentation.

For additional information, see our Consolidated Financial Statements included in our Annual Report on Form 20-F for the year ended December 28, 2007.

2. Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 was effective for us beginning on December 29, 2007, the first day of our 2008 year.

Additionally on February 6, 2008, the FASB finalized FASB Staff Position 157-2, “Fair Value Measurements” (“FSP 157-2”) and agreed to defer the effective date of SFAS No. 157 until years beginning after November 15, 2008 for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The deferral applies to the annual assessment of fair value performed for goodwill and indefinite-lived intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets”, long-lived assets measured at fair value for an impairment assessment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, asset retirement obligations accounted for under SFAS No. 143, “Accounting for Asset Retirement Obligations” and liabilities for exit or disposal activities initially measured at fair value under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. In accordance with SFAS No. 157 and FSP 157-2, we have adopted the provisions of SFAS No. 157 with respect to our financial assets and liabilities that are measured at fair value within the Consolidated Financial Statements commencing on December 29, 2007, the first day of our 2008 year. Our adoption of SFAS No. 157 has not had any material impact on our Consolidated Financial Statements as of June 27, 2008. Refer to note 14, “Fair Value Measurements”. We are currently evaluating the impact of adopting the items deferred by FSP 157-2 on our Consolidated Financial Statements.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

2. Recently Issued Accounting Pronouncements (continued)

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

3. Acquisitions

On June 6, 2008, we completed the acquisition for 100% of the shares of Desarollo Agroindustrial de Frutales, S.A., a producer of high quality bananas in Costa Rica; Frutas de Exportacion, S.A., a major provider of gold pineapples in Costa Rica; and an affiliated sales and marketing company, collectively known as “Caribana” for a purchase price of $405.4 million, which includes $2.4 million in acquisition related expenses. The acquisition was funded with $88.5 million in cash on hand and drawings under the existing syndicated revolving credit facility, which matures on November 10, 2009.

As a result of the acquisition, our current land holdings in Costa Rica increased by approximately 13,000 hectares of quality farm land. In addition to farm land, the Company acquired plantations and farming and packing infrastructure for the production of bananas and pineapples. Caribana produces approximately 13 million boxes of bananas and 11 million boxes of pineapples annually.

The purchase price allocation for this transaction is preliminary. We expect to finalize the purchase price allocation during 2008. The allocation will be completed when the appraisal of assets acquired, valuation of intangibles, and estimates associated with deferred taxes and other costs related to the acquisition are finalized. The actual allocation of the purchase price and the effect on our consolidated financial position will likely differ from the unaudited condensed balance sheet of Caribana included herein.

The following is a condensed balance sheet of Caribana at June 6, 2008, based on the preliminary assessment of fair value including the major captions of assets acquired (U.S. dollars in millions):

Cash acquired	$1.6
Property, Plant and Equipment	175.5
Other assets, net	0.4
Inventories	20.8
Non-compete agreements	9.4
Deferred taxes	(0.3)

Estimated fair market value of assets acquired	207.4
Purchase price	405.4

Goodwill	$198.0

The valuation of property, plant and equipment to be provided by an independent appraisal is pending. The fair value of intangible assets acquired and goodwill are based on preliminary valuations provided by independent appraisals. The non-compete agreements obtained as part of the Caribana acquisition are being amortized over a period of 10 years. Goodwill represents the excess purchase price above the fair market value of the net assets acquired. Based on the preliminary purchase price allocation, $198.0 million in goodwill will be allocated to the other fresh produce segment, none of which is tax deductible.

We have included the operations of Caribana in our Consolidated Statements of Income beginning with the June 6, 2008 acquisition date.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

3. Acquisitions (continued)

The following unaudited pro-forma information presents a summary of our consolidated results of operations as if the Caribana acquisition had occurred as of December 30, 2006, the first day of our 2007 year (U.S. dollars in millions):

	Quarter ended		Six months ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Net sales	$1,010.4	$967.6	$1,941.5	$1,842.1

Net income	$43.8	$68.6	$112.4	$124.6

Net income per ordinary share:
Basic	$0.69	$1.19	$1.78	$2.16
Diluted	$0.69	$1.18	$1.77	$2.15

Weighted average number of ordinary shares:
Basic	63,455,713	57,769,054	63,157,388	57,734,471
Diluted	63,804,052	58,026,291	63,581,121	57,886,434

On June 27, 2008, we acquired certain operating assets, excluding land, of Melones de Costa Rica, S.A. (“MCR”). MCR is a 50% owned unconsolidated subsidiary that produced melons for us in Costa Rica. MCR will continue to own the land which will be leased to us on a long-term basis. Total area under production is approximately 2,300 hectares with an estimated annual production of 3 million boxes. The purchase price is approximately $8.3 million of which $4.2 million will be paid in 2008 using operating cash flows and available borrowings under our Credit Facility and the remaining $4.1 million will be paid in June 2009.

4. Asset Impairment and Other Charges

The following represents a summary of asset impairment and other charges (credits), net recorded during the quarter and six months ended June 27, 2008 and June 29, 2007 (U.S. dollars in millions):

	Quarter ended		Six months ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Charges related to asset impairments	$12.1	$5.1	$12.6	$5.1
Other charges (credits) related to exit activities, net	(0.5)	(0.2)	3.6	(3.1)

Total asset impairment and other charges, net	$11.6	$4.9	$16.2	$2.0

The $11.6 million in asset impairment and other charges, net for the quarter ended June 27, 2008 includes an asset impairment charge of $9.5 million due to extensive flood damage in our Brazil banana operations and $2.3 million in charges primarily related to asset impairment due to the closure of under-utilized distribution centers in the United Kingdom in the banana segment. Also included in the $11.6 million is a net credit of $0.7 million related to the previously announced decision to exit production activities in Hawaii in 2006 principally related to the amortization of deferred pension gains in the other fresh produce segment.

The $16.2 million in asset impairment and other charges, net for the six months ended June 27, 2008 includes an asset impairment charge of $9.5 million due to extensive flood damage in our Brazil banana operations and $5.9 million in charges related to the closure of under-utilized distribution centers in the United Kingdom in the banana segment. Of the $5.9 million, $3.1 million relates to asset impairment and a net charge of $2.8 million relates to one-time termination benefits and contract termination costs. Also included in the $16.2 million are charges of $1.7 million related to one-time termination benefits resulting from the previously announced closure of a beverage production facility in the United Kingdom in the prepared food segment and a net credit of $1.1 million related to the previously announced decision to exit production activities in Hawaii in 2006 of which $1.6 million relates to the amortization of deferred pension gains offset by $0.4 million related to other exit activity charges in the other fresh produce segment.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

4. Asset Impairment and Other Charges (continued)

We maintain insurance for both property damage and business interruption applicable to our production facilities including our operations in Brazil. The policies providing the coverage are subject to deductibles of $0.1 million for property damage and business interruption. We are pursuing recoveries under both policies related to the damage to our banana operations in Brazil. The amount of total recoveries cannot be estimated at this time.

Asset impairment and other charges, net for the quarter and six months ended June 29, 2007 includes $5.1 million in asset impairment charges related to assets held for sale and $0.4 million related to exit activities in Italy included in the prepared food segment.

As a result of the decision to exit all production activities in Hawaii in 2006, we recorded a net gain of $0.6 million and $3.5 million for the quarter and six months ended June 29, 2007 in asset impairment and other charges, net primarily related to the U.S. based post-retirement healthcare plan. The $0.6 million net gain for the quarter ended June 29, 2007 was primarily due to the amortization of deferred pension gains. The $3.5 million net credit includes a curtailment gain of $3.4 million and amortization of deferred pension gains of $1.0 million. The curtailment gain of $3.4 million occurred as a result of the recognition of a prior service credit due to employee turnover and actuarial gains for the six months ended June 29, 2007. The $3.5 million net credit also includes a charge of $1.0 million for additional one-time termination benefits as a result of legal proceedings and negotiations with the union in Hawaii.

Exit Activity Reserves

The following represents a rollforward of 2008 activities related to exit activity reserves (U.S. dollars in millions):

	Exit activity reserve balance at December 28, 2007	Impact to Earnings	Cash Paid	Exit activity reserve balance at June 27, 2008
One time termination benefits	$4.4	$2.2	$(2.3)	$4.3
Contract termination and other exit activity charges	2.6	2.7	(2.7)	2.6

	$7.0	$4.9	$(5.0)	$6.9

Included in the exit activity reserve balance at June 27, 2008 are one-time termination benefits, contract termination costs and other exit activity charges related primarily to (1) the previously announced decision to exit the Hawaiian production operations included in the other fresh produce segment and (2) the closure of under-utilized distribution centers in the United Kingdom in the banana segment.

5. Uncertain Tax Positions

As of December 28, 2007, we had $13.0 million of uncertain tax positions, including $2.2 million of interest and penalties. During the quarter ended June 27, 2008, there was a decrease of $0.7 million relating to uncertain tax positions, including interest and penalties of $0.2 million, as a result of the reversal of tax positions recorded during a prior period. The change in uncertain tax positions for the quarter ended June 27, 2008 was a net benefit of $0.1 million all of which will affect the effective tax rate.

We classify interest and penalties on uncertain tax positions as a component of income tax expense in Consolidated Statements of Income.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

6. Stock-Based Compensation

On April 30, 2008, our shareholders approved and ratified an amendment to the 1999 Share Incentive Plan (the “1999 Plan”), which authorized an additional 3,000,000 shares increasing the aggregate ordinary shares to 9,000,000 under which options may be granted under the 1999 Plan.

Stock-based compensation expense related to stock options included in the determination of income before taxes and net income totaled $1.7 million or $0.03 per diluted share and $3.8 million or $0.06 per diluted share for the quarter and six months ended June 27, 2008 and $1.5 million or $0.03 per diluted share and $3.0 million or $0.05 per diluted share for the quarter and six months ended June 29, 2007, respectively, on a straight-line, single award basis and is included in the accompanying Consolidated Statements of Income, in selling, general and administrative expenses.

We are in a net operating loss position in the relevant jurisdictions. Therefore, for the quarter and six months ended June 27, 2008, deferred tax assets related to stock-based compensation expense have been fully reserved and there was no reduction in taxes currently payable or related effect on cash flows as the result of excess tax benefits from stock options exercised in these periods. The proceeds received from exercise of stock options were $21.3 million and $1.8 million for the six months ended June 27, 2008 and June 29, 2007, respectively.

As a result of the retirement of a former executive, on May 2, 2008, we modified his existing grants to accelerate vesting on 30,000 of his unvested options. Consistent with FASB SFAS No. 123(R), “Share-Based Payment”, the original granted options were cancelled and new modified options were granted with accelerated vesting terms. These options became fully vested on the date of retirement. Based on the modified grant date fair values of $18.28 and $5.54, we recognized $0.6 million of stock-based compensation expense related to this grant which is included in the $1.7 million and $3.8 million of stock compensation expense for the quarter and six months ended June 27, 2008.

On February 27, 2008, we granted 161,000 stock options from our 1999 Plan to our Chairman and Chief Executive Officer with a grant date fair value of $11.71 per option. These options vested 20% on the grant date and then will vest 20% on each of the next four anniversary dates.

On February 27, 2008, we granted, in equal amounts, stock options from our 1999 Plan totaling 43,750 to seven non-management members of our Board of Directors with a grant date fair value of $9.25 per option. These options vested 100% on the grant date.

On May 2, 2007, we granted 161,000 stock options from our 1999 Share Incentive Program to our Chairman and Chief Executive Officer with a grant date fair value of $8.90 per option. These options vested 20% on the grant date and then will vest 20% on each of the next four anniversary dates. These options may be exercised over a period not in excess of ten years.

On February 28, 2007, we granted, in equal amounts, stock options from our 1997 Share Incentive Plan totaling 37,500 to six non-management members of our Board of Directors with a grant date fair value of $3.94 per option. These options vested 100% on the grant date.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

7. Inventories

Inventories consisted of the following (U.S. dollars in millions):

	June 27, 2008	December 28, 2007
Finished goods	$154.0	$170.7
Raw materials and packaging supplies	126.1	126.2
Growing crops	119.2	110.0

Total inventories	$399.3	$406.9

8. Long-Term Debt and Capital Lease Obligations

Our long-term debt consists principally of a four-year syndicated revolving credit facility (the “Credit Facility”) with Rabobank Nederland, New York Branch, as administrative agent. The Credit Facility includes a revolving commitment of $600.0 million expiring on November 10, 2009 and a term loan commitment (the “Term Loan”).

The Term Loan is a five-year amortizing loan with quarterly payments of principal and interest which matures on May 10, 2011. At June 27, 2008, we had $141.6 million outstanding under the Term Loan. The interest rate on the Term Loan (3.25% at June 27, 2008) is based on a spread over the London Interbank Offer Rate (“LIBOR”).

The Credit Facility is collateralized directly or indirectly by substantially all of our assets and is guaranteed by certain of our subsidiaries. The Credit Facility permits borrowings with an interest rate, determined by our leverage ratio, based on a spread over LIBOR (3.32% at June 27, 2008). The Credit Facility requires us to be in compliance with various financial and other covenants and limits the amount of future dividends. As of June 27, 2008, we were in compliance with all of the financial and other covenants contained in the Credit Facility.

At June 27, 2008, we had $277.1 million available under committed working capital facilities, primarily under the Credit Facility. The Credit Facility also includes a swing line facility and a letter of credit facility. At June 27, 2008, we applied $44.4 million to the letter of credit facility, comprised primarily of certain contingent obligations and other governmental agency guarantees combined with guarantees for purchases of raw materials and equipment.

At June 27, 2008, we had $448.6 million of long-term debt and capital lease obligations, including the current portion, consisting of $421.9 million outstanding under the Credit Facility (including the Term Loan), $12.5 million of capital lease obligations and $14.2 million of other long-term debt and notes payable.

9. Comprehensive Income

The following table sets forth comprehensive income for the quarter and six months ended June 27, 2008 and June 29, 2007 (U.S. dollars in millions):

	Quarter ended		Six months ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Comprehensive income:
Net income	$41.9	$63.9	$105.5	$115.5
Net unrealized gain (losses) on derivatives	10.9	(0.9)	(8.6)	(2.6)
Net unrealized foreign currency translation gains	1.7	9.0	0.8	8.5
Net change in retirement benefit adjustment, net of tax	(0.6)	(0.2)	(1.4)	(4.5)

Comprehensive income	$53.9	$71.8	$96.3	$116.9

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

10. Litigation

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

In 1997, plaintiffs from Costa Rica and Guatemala named certain of our U.S. subsidiaries in a purported class action in Hawaii. The action was dismissed by a federal district court on grounds of forum non conveniens in favor of the courts of the plaintiffs’ home countries and the plaintiffs appealed this decision. On April 22, 2003, the U.S. Supreme Court affirmed the plaintiffs’ appeal of the dismissal, thereby remanding the action to the Hawaiian state court. On April 27, 2007, our U.S. subsidiaries named in the action which do not have ties to Hawaii filed a motion to dismiss for lack of personal jurisdiction, and plaintiffs voluntarily dismissed these subsidiaries from the action on June 28, 2007. On February 19, 2008, plaintiffs moved to certify a worldwide class of farm workers allegedly injured from exposure to DBCP, which motion was denied at a hearing held on June 4, 2008. A trial date of February 2009 has been set for the ten named plaintiffs, although discovery has not yet commenced.

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

On October 14, 2004, two of our subsidiaries were served with a complaint in an action styled Angel Abarca, et al. v. Dole Food Co., et al. filed in the Superior Court of the State of California for the County of Los Angeles on behalf of more than 2,600 Costa Rican banana workers who claim injury from exposure to DBCP. An initial review of the plaintiffs in the Abarca action found that a substantial number of the plaintiffs were claimants in prior DBCP actions in Texas and may have participated in the settlement of those actions. On May 6, 2008, the court dismissed the claims of 1,113 plaintiffs who were parties to prior DBCP actions. On June 30, 2008, Defendants moved to dismiss the claims of the remaining Abarca plaintiffs on grounds of forum non conveniens. The motion to dismiss is scheduled to be heard on October 7, 2008.

On April 25, 2005, two of our subsidiaries were served with a complaint styled Juan Jose Abrego, et. al. v. Dole Food Company, et al. filed in the Superior Court of the State of California for the County of Los Angeles on behalf of 955 Guatemalan residents who claim injury from exposure to DBCP. An initial review of the plaintiffs in the Abarca action found that a substantial number of the plaintiffs were claimants in prior DBCP actions and may have participated in the settlement of those actions. On May 6, 2008, the court dismissed the claims of 206 plaintiffs who were parties to prior DBCP actions.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

10. Litigation (continued)

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

10. Litigation (continued)

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

On May 15, 2007, we reached an agreement with plaintiffs to settle the consolidated direct purchaser cases for a total aggregate payment to plaintiffs of $2.5 million (including attorney’s fees), which was paid during June 2007 and recorded in Cost of products sold in the Consolidated Statements of Income. On November 26, 2007, the Court entered an order and final judgment approving the settlement.

On June 26, 2007, we reached an agreement with plaintiffs to settle the indirect purchaser action by agreeing to make a donation to America’s Second Harvest (also known as The Nation’s Food Bank Network), or a comparable charity, of fruit and/or vegetables with a retail value of $0.8 million within a year from final approval of the settlement agreement and agreeing to pay up to $0.1 million of the plaintiffs attorneys’ fees and costs to be incurred by plaintiffs’ in providing notice to class members of the proposed settlement. On November 21, 2007, the Court entered an order and final judgment approving the settlement. One individual has filed a pro se notice of appeal of the Court’s order and final judgment. On May 8, 2008, the United States Court of Appeals for the Eleventh Circuit dismissed the appeal and the settlement became effective. We have paid $0.1 million for the plaintiffs’ attorneys’ fees and costs. We recorded a liability of $0.3 million as of June 27, 2008 included in Accounts payable and accrued expenses in the accompanying Consolidated Balance Sheet related to donations to charity expected to be provided within the next year. The charges related to attorney’s fees and the donations to charity were recorded in Cost of products sold in the Consolidated Statements of Income.

European Union Antitrust Investigation

On June 2, 2005, one of our German subsidiaries was visited by the antitrust authority of the European Union (“EU”) which is investigating our subsidiary as well as other produce companies for possible violations of the EU’s competition laws. Our subsidiary received several requests for additional information from the EU antitrust authority from February 17, 2006 to May 22, 2007 and has responded fully to the requests. Our subsidiary will continue to cooperate fully with the investigation. On July 23, 2007, our subsidiary received a Statement of Objections from the European Commission regarding the investigation. Statements of Objections were also sent to the other produce companies under investigation. The document concerns banana pricing during the period from 2000 until 2005. From February 4, 2008 to February 6, 2008, the European Commission held an oral hearing on the Statements of Objections. At the hearing, with one exception, all the produce companies under investigation including our subsidiary rejected the findings of the European Commission in the Statements of Objections.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

10. Litigation (continued)

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

On September 25, 2003, the EPA issued the Record of Decision (“ROD”). The EPA estimates in the ROD that the remediation costs associated with the clean up of the Kunia Well Site will range from $12.9 million to $25.4 million and will last approximately 10 years. The undiscounted estimates are between $14.8 million and $28.7 million. The undiscounted estimate on which our accrual is based totals $25.8 million and is discounted using a 5.0% rate. As of June 27, 2008, there is $19.6 million included in other noncurrent liabilities and $1.2 million included in accounts payable and accrued expenses for the Kunia well site clean-up. We expect to expend approximately $1.2 million in cash per year for the next five years. Certain portions of the EPA’s estimates have been discounted using a 5% interest rate.

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

Other

In addition to the foregoing, we are involved from time to time in various claims and legal actions incident to our operations, both as plaintiff and defendant. In the opinion of management, after consulting with legal counsel, none of these other claims are currently expected to have a material adverse effect on the results of operations, financial position or our cash flows. We intend to vigorously defend ourselves in all of the above matters. At this time, management is not able to evaluate the likelihood of a favorable or unfavorable outcome in any of the above-described matters. Accordingly, management is not able to estimate the range or amount of loss, if any, from any of the above-described matters and no accruals or expenses have been recorded as of June 27, 2008, except as related to the Kunia Well Site and Banana Class Actions.

11. Earnings Per Share

Basic and diluted net income per ordinary share is calculated as follows (U.S. dollars in millions, except share and per share data):

	Quarter ended		Six months ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Numerator:
Net income	$41.9	$63.9	$105.5	$115.5

Denominator:
Weighted average ordinary shares - Basic	63,455,713	57,769,054	63,157,388	57,734,471
Effect of dilutive securities - stock options	348,339	257,237	423,733	151,963

Weighted average ordinary shares - Diluted	63,804,052	58,026,291	63,581,121	57,886,434

Net income per ordinary share:
Basic	$0.66	$1.11	$1.67	$2.00

Diluted	$0.66	$1.10	$1.66	$2.00

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

12. Retirement and Other Employee Benefits

The following table sets forth the net periodic costs (credits) of our defined benefit pension plans and postretirement plan (U.S. dollars in millions):

	Pension Plans		Postretirement Plan
	Quarter ended		Quarter ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Service cost	$0.3	$0.4	$—	$—
Interest cost	1.5	1.5	0.1	0.1
Expected return on assets	(1.1)	(0.9)	—	—
Net amortization	0.1	0.2	(0.8)	(0.5)

Net periodic costs (credits)	$0.8	$1.2	$(0.7)	$(0.4)

	Six months ended		Six months ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Service cost	$0.6	$0.9	$—	$—
Interest cost	3.0	2.9	0.1	0.1
Expected return on assets	(2.2)	(1.9)	—	—
Net amortization	0.1	0.4	(1.6)	(1.5)
Curtailment gain	—	—	—	(3.4)

Net periodic costs (credits)	$1.5	$2.3	$(1.5)	$(4.8)

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

13. Business Segment Data

We are principally engaged in one major line of business, the production, distribution and marketing of bananas, other fresh produce and prepared food. Our products are sold in markets throughout the world, with our major producing operations located in North, Central and South America, Asia and Africa.

Our operations are aggregated on the basis of our products; bananas, other fresh produce, prepared food and other products and services. Other fresh produce includes pineapples, melons, tomatoes, strawberries, non-tropical fruit (including grapes, apples, pears, peaches, plums, nectarines, apricots, avocados and kiwis), fresh-cut products and other fruit and vegetables. Prepared food includes prepared fruit and vegetables, juices, beverages, snacks and a poultry and processed meat business. Other products and services includes a third-party ocean freight business, a plastic product and box manufacturing business and a grain business.

We evaluate performance based on several factors, of which gross profit by product and net sales by geographic region are the primary financial measures (U.S. dollars in millions):

	Quarter ended
	June 27, 2008		June 29, 2007
	Net Sales	Gross Profit	Net Sales	Gross Profit (Loss)
Product net sales and gross profit (loss):
Bananas	$381.5	$41.7	$324.8	$31.5
Other fresh produce	444.5	40.9	472.5	73.8
Prepared food	114.5	15.3	100.4	16.9
Other products and services	31.7	1.7	26.5	(2.6)

Total	$972.2	$99.6	$924.2	$119.6

	Six months ended
	June 27, 2008		June 29, 2007
	Net Sales	Gross Profit	Net Sales	Gross Profit
Bananas	$721.6	$71.8	$612.6	$52.2
Other fresh produce	863.5	94.0	899.5	138.3
Prepared food	216.4	25.3	190.3	27.5
Other products and services	65.6	5.4	57.8	0.7

Total	$1,867.1	$196.5	$1,760.2	$218.7

	June 27, 2008	December 28, 2007
Identifiable assets:
North America	$358.3	$334.6
Europe	545.3	575.3
Middle East	203.8	187.9
Africa	116.4	118.3
Asia	158.5	128.4
Central and South America	1,039.6	645.9
Maritime equipment (including containers)	94.7	99.7
Corporate	87.2	95.6

Total identifiable assets	$2,603.8	$2,185.7

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

14. Fair Value Measurements

We mitigate the risk of fluctuations in currency exchange rates on our results of operations and financial condition by entering into foreign currency cash flow hedges. We account for the fair value of the related forward contracts as either an asset in other current assets or a liability in accrued expenses. We adopted SFAS No. 157 for assets and liabilities measured at fair value on a recurring basis as of December 29, 2007, the first day of our 2008 year. We use an income approach to value our outstanding foreign currency cash flow hedges. An income approach consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts using current market information as of the measurement date such as foreign currency spot and forward rates. Additionally, an element of default risk based on observable inputs was built into the fair value calculation based on the provisions of SFAS No. 157. We expect that of the $14.9 million net liability outstanding, $12.7 million of the amount outstanding will be transferred to earnings in 2008 and the remaining in 2009 along with the earnings effect of the related forecasted transaction.

The following table provides a summary of the fair values of assets and liabilities measured on a recurring basis under SFAS No. 157:

	Fair Value Measurements at June 27, 2008 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency hedges, net liability	$—	$14.9	$—

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

Overview

We are one of the world’s leading vertically integrated producers, marketers and distributors of high-quality fresh and fresh-cut fruit and vegetables, as well as a leading producer and marketer of prepared fruit and vegetables, juices, beverages and snacks in Europe, Africa and the Middle East. We market our products worldwide under the DEL MONTE® brand, a symbol of product innovation, quality, freshness and reliability since 1892. Our global sourcing and logistics system allows us to provide regular delivery of consistently high quality produce and value-added services to our customers. Our major producing operations are located in North, Central and South America, Asia and Africa. Production operations are aggregated on the basis of our products; bananas, other fresh produce, prepared foods and other products and services. Other fresh produce includes pineapples, melons, tomatoes, non-tropical fruit (including grapes, apples, pears, peaches, plums, nectarines, apricots, avocados, and kiwis), fresh-cut products and other fruit and vegetables. Prepared foods include prepared fruit and vegetables, juices, beverages, snacks and a poultry and processed meat business. Other products and services includes a third-party ocean freight business, a plastic product and box manufacturing business and a grain business.

Recent Developments

On June 6, 2008, we acquired all of the shares of Desarollo Agroindustrial de Frutales, S.A., a producer of high quality bananas in Costa Rica; all of the shares of Frutas de Exportacion, S.A., a major producer of gold pineapples in Costa Rica; and all of the shares of an affiliated sales and marketing company, collectively know as “Caribana”. The purchase price for Caribana was $403.0 million plus $2.4 million for acquisition related expenses, financed with $88.5 million in cash on hand and drawings under the existing syndicated revolving credit facility. As a result of this acquisition our current land holdings in Costa Rica increased by approximately 13,000 hectares of quality farm land producing approximately 13 million boxes of bananas and 11 million boxes of gold pineapples annually. We also acquired state-of-the-art packing facilities, as well as modern farming equipment. Caribana’s extensive production area substantially increases our presence in the banana market and further strengthens our number one position in the gold pineapple market. The close proximity of Caribana’s production and packing operations to our existing farms provides the potential for significant operating efficiencies and synergies. This transaction positions us to capitalize on the growing global demand for fresh produce and rapidly expand our reach into existing and new markets.

On June 27, 2008, we acquired certain operating assets, excluding land, of Melones de Costa Rica, S.A. (“MCR”). MCR is a 50% owned unconsolidated subsidiary that produced melons for us in Costa Rica. MCR will continue to own the land which will be leased to us on a long-term basis. This transaction will give us more control of production and secure this melon volume going forward. Total area under production is approximately 2,300 hectares with an estimated annual production of 3 million boxes. The purchase price is approximately $8.3 million of which $4.2 million will be paid in 2008 using operating cash flows and available borrowings under our Credit Facility and the remaining $4.1 million will be paid in June 2009.

Liquidity and Capital Resources

Net cash provided by operating activities was $208.9 million for the first six months of 2008 as compared to $131.5 million for the first six months of 2007. The increase in cash provided by operating activities was principally attributable to changes in operating assets and liabilities which were primarily comprised of lower levels of prepared food inventory and higher levels of accounts payable and accrued expenses, which resulted from significantly higher fruit procurement and logistic costs, partially offset by higher balances in trade accounts receivable that resulted from higher banana net sales in North America, the Middle East and Asia.

Working capital was $438.3 million at June 27, 2008 compared to working capital of $491.2 million at December 28, 2007. The decrease in working capital of $52.9 million was primarily attributable to higher levels of accounts payable and accrued expenses which resulted from significantly higher procurement and logistic costs and lower prepared food inventories partially offset by higher levels of accounts receivable which resulted from increased banana sales.

Net cash used in investing activities for the first six months of 2008 was $435.3 million compared with net cash used in investing activities of $37.7 million for the first six months of 2007. Net cash used by investing activities for the first six months of 2008 consisted of the purchase of subsidiary, net of cash acquired of $400.6 million and capital expenditures of $43.3 million, partially offset by proceeds from sales of assets of $8.6 million. Purchase of subsidiary relates to the acquisition of Caribana. Capital expenditures for the first six months of 2008 were primarily for expansion of production facilities in Jordan, the Philippines and Brazil and for distribution centers in Saudi Arabia, Germany and South Korea. Proceeds from sales of assets for the first six months of 2008 consists primarily of the sale of under-utilized properties in South America.

Net cash used in investing activities for the first six months of 2007 consisted primarily of capital expenditures of $46.0 million partially offset by proceeds from sales of assets of $7.8 million. Capital expenditures for the first six months of 2007 were primarily for expansion of distribution and manufacturing facilities in the Middle East and expansion of production facilities in Kenya, Brazil and the Philippines. Proceeds from sale of assets for the first six months of 2007 consists primarily of sale of equipment in the U.S. and sales of properties in South Africa.

Net cash provided by financing activities for the first six months of 2008 was $231.1 million compared with $94.8 million of net cash used in financing activities for the first six months of 2007. Net cash provided by financing activities for the first six months of 2008 consisted of net proceeds from long-term debt of $209.8 million and $21.3 million of cash proceeds received from stock options exercised. Net cash used in financing activities for the first six months of 2007 consisted primarily of net repayments of debt of $96.6 million.

We finance our working capital and other liquidity requirements primarily through cash from operations and borrowings under our credit facility administered by Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., New York Branch, which we refer to as Rabobank (the “Credit Facility”). The Credit Facility includes a revolving commitment of $600.0 million expiring November 10, 2009 and a term loan commitment (the “Term Loan”).

The Term Loan is a five-year amortizing loan with quarterly payments of principal and interest which matures on May 10, 2011. At June 27, 2008, we had $141.6 million outstanding under the Term Loan. The interest rate on the Term Loan (3.25% at June 27, 2008) is based on a spread over the London Interbank Offer Rate (“LIBOR”).

The Credit Facility is collateralized directly or indirectly by substantially all of our assets and is guaranteed by certain of our subsidiaries. The Credit Facility permits borrowings with an interest rate, determined by our leverage ratio, based on a spread over LIBOR (3.32% at June 27, 2008). The Credit Facility requires us to be in compliance with various financial and other covenants and limits the amount of future dividends. As of June 27, 2008, we were in compliance with all of the financial and other covenants contained in the Credit Facility.

At June 27, 2008, we had $277.1 million available under committed working capital facilities, primarily under the Credit Facility. The Credit Facility also includes a swing line facility and a letter of credit facility. At June 27, 2008, we applied $44.4 million to the letter of credit facility, comprised primarily of certain contingent obligations and other governmental agency guarantees combined with guarantees for purchases of raw materials and equipment.

At June 27, 2008, we had $448.6 million of long-term debt and capital lease obligations, including the current portion, consisting of $421.9 million outstanding under the Credit Facility (including the Term Loan), $12.5 million of capital lease obligations and $14.2 million of other long-term debt.

At June 27, 2008, we had cash and cash equivalents of $33.6 million.

As a result of the previously announced closure of our Hawaii pineapple and U.K. beverage production operations combined with the transition to exclusive distributors for prepared food in the U.K., Italy and Belgium and the closure of under-utilized facilities in the U.K, we paid approximately $5.0 million during the first six months of 2008 in termination benefits and contractual obligations. We expect to make additional payments of approximately $4.1 million during the remainder of 2008 and $2.8 million in 2009 and thereafter related to these matters. These cash outlays will be funded from operating cash flows and available borrowings under our Credit Facility.

Results of Operations

The following tables present for each of the periods indicated (i) net sales by geographic region and (ii) net sales and gross profit by product category, and in each case, the percentage of the total represented thereby:

Net sales by geographic region:

	Quarter ended				Six months ended
	June 27, 2008		June 29, 2007		June 27, 2008		June 29, 2007
North America	$443.2	46%	$426.9	46%	$854.1	46%	$843.3	48%
Europe	299.4	31%	305.8	33%	599.2	32%	571.3	32%
Asia	126.2	13%	111.4	12%	217.6	12%	206.5	12%
Middle East	75.6	8%	54.4	6%	134.8	7%	84.7	5%
Other	27.8	2%	25.7	3%	61.4	3%	54.4	3%

Total	$972.2	100%	$924.2	100%	$1,867.1	100%	$1,760.2	100%

Product net sales and gross profit (loss):

	Quarter ended
	June 27, 2008				June 29, 2007
	Net Sales		Gross Profit		Net Sales		Gross Profit (Loss)
Bananas	$381.5	39%	$41.7	42%	$324.8	35%	$31.5	26%
Other fresh produce	444.5	46%	40.9	41%	472.5	51%	73.8	62%
Prepared food	114.5	12%	15.3	15%	100.4	11%	16.9	14%
Other products and services	31.7	3%	1.7	2%	26.5	3%	(2.6)	-2%

Total	$972.2	100%	$99.6	100%	$924.2	100%	$119.6	100%

	Six months ended
	June 27, 2008				June 29, 2007
	Net Sales		Gross Profit		Net Sales		Gross Profit
Bananas	$721.6	39%	$71.8	36%	$612.6	35%	$52.2	24%
Other fresh produce	863.5	46%	94.0	48%	899.5	51%	138.3	63%
Prepared food	216.4	12%	25.3	13%	190.3	11%	27.5	13%
Other products and services	65.6	3%	5.4	3%	57.8	3%	0.7	0%

Total	$1,867.1	100%	$196.5	100%	$1,760.2	100%	$218.7	100%

Second Quarter 2008 Compared with Second Quarter 2007

Net Sales. Net sales for the second quarter of 2008 were $972.2 million compared with $924.2 million for the second quarter of 2007. The increase in net sales of $48.0 million was principally attributable to higher net sales of bananas, prepared food and other products and services partially offset by lower net sales in the other fresh produce segment. Net sales of bananas increased by $56.7 million primarily due to higher per unit sales prices in North America, the Middle East and Europe that resulted from industry-wide volume shortages and growing demand combined with favorable exchange rates in Europe and Asia. Partially offsetting these increases in banana net sales were lower sales volume in Europe and lower per unit sales price in Asia. Net sales of prepared food increased $14.1 million primarily due to increased sales of canned pineapple, the direct result of continued industry production shortages in Thailand and the Philippines, favorable exchange rates and higher net sales in our Jordanian poultry and prepared meat business. Net sales of other products and services increased by $5.2 million primarily due to increased sales in our Chilean plastic business. Net sales of other fresh produce decreased by $28.0 million primarily due to a 23% decrease in melon net sales that resulted from adverse production conditions in Central and North America, a 7% decrease in net sales of fresh-cut product that resulted from continued labor shortages in North America and lower demand combined with lower sales of tomatoes and potatoes. Partially offsetting these decreases in net sales in the other fresh produce segment were higher net sales of gold pineapple that resulted from a 4% increase in sales volume and a 5% increase net sales of non-tropical fruit principally as a result of higher per unit sales prices.

Cost of Products Sold. Cost of products sold was $872.6 million for the second quarter of 2008 compared with $804.6 million for the second quarter of 2007, an increase of $68.0 million. This increase in cost of products sold was primarily attributable to higher fruit costs resulting from increased input prices and procurement costs combined with a negative foreign exchange impact as currencies in producing countries strengthened against the U.S. dollar as well as increased ocean freight that resulted primarily from higher fuel prices, charter rates and vessel operating expenses. Also included in cost of products sold during the second quarter of 2008 is $2.1 million attributable to wages paid to idle workers and write-offs of packaging material inventory as a result of the floods in our Brazil banana operations. As a result of the Brazil flood, we are not replanting approximately 970 hectares of banana plantation. This decrease in production will result in higher fruit costs in the near term.

Gross Profit. Gross profit was $99.6 million for the second quarter of 2008 compared with $119.6 million for the second quarter of 2007, a decrease of $20.0 million. The decrease in gross profit was attributable to lower gross profit on the other fresh produce segment of $32.9 million, lower gross profit on prepared food of $1.6 million partially offset by higher gross profit on bananas of $10.2 million and higher gross profit on other products and services of $4.3 million.

Gross profit on the other fresh produce segment decreased principally as a result of lower gross profit on gold pineapples, fresh-cut products, non-tropical fruit and melons. Gross profit on gold pineapples decreased due to a 17% increase in per unit costs that resulted from higher input and procurement prices and ocean freight costs. Gross profit on fresh-cut products decreased principally as a result of a 23% increase in costs due to higher production costs that resulted from continued labor shortages in North America and higher input costs combined with a 17% reduction in sales volume. Gross profit on non-tropical fruit decreased principally as a result of a 30% increase in costs due to higher fruit costs partially offset by higher per unit sales prices. Gross profit on melons decreased principally due to a 30% reduction in sales volume that resulted from adverse production conditions in North America and Central America which contributed to a 16% increase in costs.

Gross profit on prepared food decreased principally as a result of higher production and transportation costs and as a result of our decision to market our prepared food products through independent distributors in the U.K., Italy and Belgium which is offset by lower selling, general and administrative expenses as indicated below.

Gross profit on bananas increased primarily due to increased per unit selling prices in North America, the Middle East and Europe, favorable exchange rates in Europe and Asia and increased sales volume in North America, Asia and the Middle East partially offset by a 10% increase in per unit costs. Worldwide pricing increased 12% to $14.14 per unit. Gross profit on other products and services increased principally as a result of improvements in our Chilean plastic businesses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $4.6 million from $47.4 million in the second quarter of 2007 to $42.8 million for the second quarter of 2008. The decrease is primarily due to lower selling and marketing expenses in Europe as a result of our decision to market our prepared food products through independent distributors in the U.K., Italy and Belgium. During the third and fourth quarters of 2007, we closed our Belgium and Italy sales offices and significantly reduced our sales and marketing staff in our U.K. office which resulted in the reduction in selling, general and administrative expenses.

Asset Impairment and Other Charges, Net. Asset impairment and other charges, net of $11.6 million were recorded during the second quarter of 2008 as compared with $4.9 million during the second quarter of 2007. Asset impairment and other charges for the second quarter of 2008 principally include asset impairments of $9.5 million related to extensive flood damage in our Brazil banana operations in April 2008 and $2.3 million related to the closure of under-utilized distribution centers in the U.K. related to the banana segment and a net credit of $0.7 million related to the other fresh produce segment as a result of the previously announced decision to exit all production activities in Hawaii in 2006. This net gain consists principally of amortization of prior service credits for the U.S. based post-retirement health plan that resulted from employee turnover and actuarial gains.

Included in the $4.9 million for the quarter ended June 29, 2007 are asset impairment charges of $5.1 million and exit activity charges of $0.4 million related to assets held for sale and exit activities in Europe in the prepared food segment. In addition, as a result of the decision to exit all production activities in Hawaii in 2006, the Company recorded a net gain of $0.6 million during the second quarter of 2007 related to the other fresh produce segment. This net gain consists principally of amortization of prior service credits for the U.S. based post-retirement health plan that resulted from employee turnover and actuarial gains.

Operating Income. Operating income for the second quarter of 2008 decreased by $22.1 million from $67.3 million in the second quarter of 2007 to $45.2 million for the second quarter of 2008. The decrease in operating income was due to lower gross profit, higher asset impairment and other charges partially offset by lower selling, general and administrative expenses.

Interest Expense. Interest expense decreased by $5.5 million from $8.0 million for the second quarter of 2007 compared with $2.5 million for the second quarter of 2008, as a result of lower average debt balances and lower interest rates.

Other Income, Net. Other income, net, was $2.4 million for the second quarter of 2008 as compared with $0.2 million for the second quarter of 2007, an increase of $2.2 million. This increase in other income, net, is principally attributable to lower foreign exchange losses combined with lower losses from unconsolidated subsidiaries.

Provision (Benefit) for Income Taxes. Provision (benefit) for income taxes increased from a benefit of $3.8 million in the second quarter of 2007 to a provision of $3.7 million for the second quarter of 2008, an increase of $7.5 million. During the second quarter of 2007, we recorded a benefit of $4.8 million due primarily to the reversal of an uncertain tax position for the settlement of a tax audit. The increase in the provision also reflects higher taxable earnings in certain foreign jurisdictions during the second quarter of 2008.

First Six Months of 2008 Compared with First Six Months of 2007

Net Sales. Net sales for the first six months of 2008 were $1,867.1 million compared with $1,760.2 million for the first six months of 2007. The increase in net sales of $106.9 million was primarily attributable to higher net sales of bananas, prepared food, and other products and services partially offset by lower net sales in the other fresh produce segment. Banana net sales increased by $109.0 million primarily due to higher per unit sales prices in all regions and higher sales volumes in North America and the Middle East and favorable exchange rates in Europe and Asia partially offset by lower sales volumes in Europe and Asia. Net sales of prepared food increased $26.1 million primarily due to increased sales of canned pineapple, the direct result of continued industry production shortages in Thailand and the Philippines, favorable exchange rates and higher net sales in our Jordanian poultry and prepared meat business. Net sales of other products and services increased by $7.8 million primarily due to increased sales in our Chilean plastic and the Argentine grain businesses. Net sales of other fresh produce decreased by $36.0 million principally due to lower net sales of melons, vegetables, fresh-cut products, tomatoes and potatoes partially offset by increased sales of gold pineapples and non-tropical fruit. Melon net sales decreased due to lower sales volumes that resulted primarily from unfavorable growing conditions in Central and North America. Net sales of vegetables, tomatoes and potatoes decreased primarily due to lower sales volume resulting from continuing product rationalization in North America. Fresh-cut product net sales decreased as a result of lower sales volume primarily due to continued labor shortages in North America and lower demand. Net sales of gold pineapples increased primarily as a result of higher sales volume combined with a slight increase in per unit sales prices. Non-tropical fruit net sales increased principally as a result of higher per unit sales prices partially offset by reduced sales volume.

Cost of Products Sold. Cost of products sold was $1,670.6 million for the first six months of 2008 compared with $1,541.5 million for the first six months of 2007, an increase of $129.1 million. This increase in cost of products sold was primarily attributable to higher fruit costs resulting from increased input prices and procurement costs combined a negative foreign exchange impact as well as increased ocean freight costs that resulted primarily from higher fuel prices, charter rates and vessel operating expenses. Also included in cost of products sold during the first six months of 2008 is $2.1 million attributable to wages paid to idle workers and write-offs of packaging material inventory as a result of the floods in our Brazil banana operations. As a result of the Brazil flood, we are not replanting approximately 970 hectares of banana plantation. This decrease in production will result in higher fruit costs in the near term.

Gross Profit. Gross profit was $196.5 million for the first six months of 2008 compared with $218.7 million for the first six months of 2007, a decrease of $22.2 million. The decrease in gross profit was attributable to lower gross profit on the other fresh produce segment of $44.3 million, lower gross profit on prepared food of $2.2 million partially offset by higher gross profit on bananas of $19.6 million and higher gross profit on other products and services of $4.7 million.

Gross profit on the other fresh produce segment decreased principally as a result of lower gross profit on fresh-cut products, melons, gold pineapples and tomatoes. Gross profit on fresh-cut products decreased principally as a result of reduced sales volume combined with a 22% increase in costs due to higher production costs as a result of continued labor shortages in North America and higher input costs. Gross profit on melons decreased principally due to a 20% reduction in sales volume that resulted from adverse production conditions in Central and North America which contributed to a 13% increase in costs. Gross profit on gold pineapples decreased due to a 15% increase in costs that resulted from higher input, procurement and ocean freight costs. Gross profit on tomatoes decreased principally due to reduced sales volume and a 16% increase in costs partially offset by higher per unit sales prices.

In the prepared food segment, gross profit decreased primarily due to a 10% increase in costs that resulted from higher production and transportation costs. The decline in gross profit also reflects our decision to market our prepared food products through independent distributors in the U.K., Italy and Belgium, which was offset by lower selling, general and administrative expenses as indicated below.

Banana gross profit increased due to higher per unit selling prices in all regions combined with increased sales volume in North America and the Middle East partially offset by a 10% increase in costs. Gross profit on other products and services increased principally as a result of improvements in our Chilean plastic and Argentine grain businesses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $7.4 million from $89.6 million for the first six months of 2007 to $82.2 million for the first six months of 2008. The decrease is primarily due to lower selling and marketing expenses in Europe as a result of our decision to market our prepared food products through independent distributors in the U.K., Italy and Belgium.

Asset Impairment and Other Charges, Net. Asset impairment and other charges of $16.2 million were recorded during the first six months of 2008 compared with $2.0 million for the first six months of 2007. Asset impairment and other charges for the first six months of 2008 principally include asset impairments of $9.5 million related to the flood damage in our Brazil banana operations, $7.6 million related to the closure of under-utilized distribution centers in the U.K. related to the banana segment and the previously announced closure of the beverage production operation in the U.K. related to the prepared food segment and a net gain of $1.0 million related to the other fresh produce segment as a result of the previously announced decision to exit all pineapple production activities in Hawaii in 2006. This net gain consists principally of amortization of prior service credits for the U.S. based post-retirement health plan that resulted from employee turnover and actuarial gains.

We maintain insurance for both property damage and business interruption applicable to our production facilities including our operations in Brazil. The policies providing the coverage are subject to deductibles of $0.1 million for property damage and business interruption. We are pursuing recoveries under both policies related to the damage to our banana operations in Brazil. The amount of total recoveries cannot be estimated at this time.

Included in the $2.0 million for the first six months of 2007 are $5.1 million in asset impairment charges related to assets held for sale and $0.4 million related to exit activities in Europe included in the prepared food segment. In addition, as a result of the decision to exit all pineapple production activities in Hawaii in 2006, the Company recorded a net gain of $3.5 million during the first six months of 2007 related to the other fresh produce segment. This net gain consists principally of a curtailment gain related to the U.S. based post-retirement health plan.

Operating Income. Operating income for the first six months of 2008 decreased by $29.0 million to $98.1 million compared with $127.1 million for the first six months of 2007. The decrease in operating income was principally due to lower gross profit and higher asset impairment and other charges, partially offset by lower selling, general and administrative expenses.

Interest Expense. Interest expense decreased by $11.3 million to $5.9 million for the first six months of 2008 compared with $17.2 million for the first six months of 2007, reflecting lower average debt balances and interest rates.

Other Income, Net. Other income, net, was $14.9 million for the first six months of 2008 as compared with $4.1 million for the first six months of 2007. The increase in other income, net for the first six months of 2008 as compared with the first six months of 2007 was principally attributable to higher foreign exchange gains.

Provision (Benefit) for Income Taxes. Provision (benefit) for income taxes increased from a benefit of $0.7 million for the first six months of 2007 to a provision of $2.4 million for the first six months of 2008, an increase of $3.1 million. The provision for income taxes for the first six months of 2007 includes a benefit of $4.8 million primarily due to the reversal of an uncertain tax position for the settlement of a tax audit, as compared with a benefit of $1.4 million for the first six months of 2008 primarily a reversal of an uncertain tax position as a result of a lapse in the statue of limitations.

Seasonality

Interim results are subject to significant variations and may not be indicative of the results of operations that may be expected for the entire 2008 year.

Risk Factors

There have been no material changes in the risk factors as previously disclosed in Fresh Del Monte’s Form 20-F for the year ended December 28, 2007.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk from the information provided in Item 11. Quantitative and Qualitative Disclosures About Market Risk of our Form 20-F for the fiscal year ended December 28, 2007.

Item 4.	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 27, 2008. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation, Our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the quarter ended June 27, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 10, “Litigation”, to the Consolidated Financial Statements, Part I, Item 1 included herein.

Item 1A.	Risk Factors

There have been no material changes in the risk factors from the information provided in Item 3. Key Information of our Form 20-F for the fiscal year ended December 28, 2007.

Item 4.	Submission of Matters to a Vote of Security Holders

1.	Fresh Del Monte’s Annual Meeting of Shareholders was held on April 30, 2008. The following individuals were elected to Fresh Del Monte’s Board of Directors to hold office for terms expiring in 2011:

NOMINEE	VOTES FOR	VOTES WITHHELD
Maher Abu-Ghazaleh	39,895,293	13,073,939
Michael J. Berthelot	51,581,441	1,387,791
Elias K. Hebeka	51,581,269	1,387,963

2.	Additional Directors, whose terms of office continue after the Meeting, are as follows:

Term Expiring In 2009	Term Expiring In 2010
Mohammad Abu-Ghazaleh	Amir Abu-Ghazaleh
Hani El-Naffy	Edward L. Boykin
John H. Dalton	Salvatore H. Alfiero

3.	A proposal to approve and adopt the Company’s financial statements for the 2007 fiscal year ended December 28, 2007 was voted on by the shareholders as follows:

VOTES FOR	VOTES AGAINST	VOTES ABSTAINING
51,615,319	67,794	1,286,119

4.	A proposal to ratify the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 26, 2008 was voted on by the shareholders as follows:

VOTES FOR	VOTES AGAINST	VOTES ABSTAINING
52,857,680	100,748	10,804

5.	A proposal to approve and ratify the Sixth Amendment to the Company’s 1999 Share Incentive Plan (the “Plan”), as amended, to increase by 3,000,000 the number of Ordinary Shares (as such term is defined in the Plan) with respect to which options may be granted thereunder, was voted on by the shareholders as follows:

VOTES FOR	VOTES AGAINST	VOTES ABSTAINING
27,527,411	22,989,672	17,482

Item 6.	Exhibits

10.1*, **	Amended and Restated Fresh Del Monte Produce Inc. 1999 Share Incentive Plan, effective as of April 30, 2008.

10.2	Stock purchase agreement dated as of June 6, 2008 among Northsound Corporation, Red Crown Development Inc. and JAS Investments Corp., as Sellers and Del Monte (Pinabana) Corp. as Purchaser, incorporated herein by reference to Exhibit 10.1to the Company’s Current Report on Form 8-K filed on June 9, 2008.

10.3*	Ninth Amendment to Amended and Restated Credit Agreement dated as of May 30, 2008.

31.1*	Certification of Chief Executive Officer filed pursuant to 17 CFR 240.13a-14(a).

31.2*	Certification of Chief Financial Officer filed pursuant to 17 CFR 240.13a-14(a).

32*	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 17 CFR 240.13a-14(b) and 18 U.S.C. Section 1350.

*	Filed herewith
**	Restated version of the Fresh Del Monte Produce Inc. 1999 Share Incentive Plan reflects Amendment no. 1, dated May 1, 2002, Amendments no. 2 through 5 dated April 27, 2005 and Amendment no. 6 dated April 30, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fresh Del Monte Produce Inc.

Date: July 30, 2008	By:	/s/ Hani El-Naffy
Hani El-Naffy
President & Chief Operating Officer

	By:	/s/ Richard Contreras
Richard Contreras
Senior Vice President & Chief Financial Officer

Exhibit Index

Exhibit Number	Description
10.1	Amended and Restated Fresh Del Monte Produce Inc. 1999 Share Incentive Plan, effective as of April 30, 2008.

10.3	Ninth Amendment to Amended and Restated Credit Agreement dated as of May 30, 2008.

31.1	Certification of Chief Executive Officer filed pursuant to 17 CFR 240.13a-14(a).

31.2	Certification of Chief Financial Officer filed pursuant to 17 CFR 240.13a-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 17 CFR 240.13a-14(b) and 18 U.S.C. Section 1350.