Form 10-Q
period 2008-09-26
FRESH DEL MONTE PRODUCE INC
filed 2008-10-28
CIK 1047340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-14706

FRESH DEL MONTE PRODUCE INC.

(Exact Name of Registrant as Specified in Its Charter)

The Cayman Islands	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S Employer Identification No.)

c/o Walkers SPV Limited Walker House, 87 Mary Street George Town, Grand Cayman, KY1-9002 Cayman Islands	N/A
(Address of Registrant’s Principal Executive Office)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 17, 2008, there were 63,533,211 ordinary shares of Fresh Del Monte Produce Inc. issued and outstanding.

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

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in millions, except share and per share data)

	September 26, 2008	December 28, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$28.4	$30.2
Trade accounts receivable, net of allowance of $16.4 and $20.4, respectively	318.7	343.3
Other accounts receivable, net of allowance of $14.1 and $14.6, respectively	52.3	70.6
Inventories	449.9	406.9
Deferred income taxes	8.3	9.1
Prepaid expenses and other current assets	42.6	27.8

Total current assets	900.2	887.9

Investments in and advances to unconsolidated companies	7.8	10.6
Property, plant and equipment, net	1,078.5	851.8
Deferred income taxes	64.0	63.8
Other noncurrent assets	145.3	118.4
Goodwill	418.5	253.2

Total assets	$2,614.3	$2,185.7

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$399.4	$358.5
Current portion of long-term debt and capital lease obligations	7.2	6.9
Deferred income taxes	22.5	20.2
Income taxes and other taxes payable	12.2	11.1

Total current liabilities	441.3	396.7

Long-term debt and capital lease obligations	439.3	231.7
Retirement benefits	56.3	57.2
Other noncurrent liabilities	47.6	34.9
Deferred income taxes	92.6	85.6

Total liabilities	1,077.1	806.1

Minority interests	17.5	14.8
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred shares, $0.01 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.01 par value; 200,000,000 shares authorized; 63,533,211 issued and outstanding and 62,702,916 issued and outstanding, respectively	0.6	0.6
Paid-in capital	547.7	518.0
Retained earnings	941.7	806.9
Accumulated other comprehensive income	29.7	39.3

Total shareholders’ equity	1,519.7	1,364.8

Total liabilities and shareholders’ equity	$2,614.3	$2,185.7

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(U.S. dollars in millions, except share and per share data)

	Quarter ended		Nine months ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Net sales	$832.9	$757.1	$2,700.0	$2,517.3
Cost of products sold	753.9	689.3	2,424.5	2,230.8

Gross profit	79.0	67.8	275.5	286.5
Selling, general and administrative expenses	41.3	41.7	123.5	131.3
Asset impairment and other charges (credits), net	(0.2)	0.2	16.0	2.2

Operating income	37.9	25.9	136.0	153.0
Interest expense	4.1	6.4	10.0	23.6
Interest income	0.5	0.8	1.3	1.6
Other income (expense), net	(2.4)	7.3	12.5	11.4

Income before income taxes	31.9	27.6	139.8	142.4
Provision for (benefit from) income taxes	2.6	(2.3)	5.0	(3.0)

Net income	$29.3	$29.9	$134.8	$145.4

Net income per ordinary share - Basic	$0.46	$0.52	$2.13	$2.51

Net income per ordinary share - Diluted	$0.46	$0.51	$2.12	$2.50

Weighted average number of ordinary shares:
Basic	63,553,299	57,995,596	63,279,692	57,821,513

Diluted	63,695,040	58,384,312	63,609,428	58,052,393

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(U.S. dollars in millions)

	Nine months ended
	September 26, 2008	September 28, 2007
Operating activities:
Net income	$134.8	$145.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63.6	59.1
Gain on pension liability	(2.1)	(4.7)
Stock-based compensation expense	7.9	4.3
Asset impairment charges	12.6	5.3
Change in uncertain tax positions	(0.6)	(10.5)
Gain on sale of assets	(7.5)	(11.8)
Equity in loss of unconsolidated companies	2.8	3.2
Deferred income taxes	(0.9)	(1.4)
Foreign currency translation adjustment	(6.3)	7.4
Changes in operating assets and liabilities:
Receivables	43.0	(11.2)
Inventories	(20.3)	(10.1)
Prepaid expenses and other current assets	(9.1)	4.5
Accounts payable and accrued expenses	32.2	1.0
Other noncurrent assets and liabilities	(8.8)	(14.4)

Net cash provided by operating activities	241.3	166.1

Investing activities:
Capital expenditures	(72.3)	(61.8)
Proceeds from sales of assets	16.5	14.8
Purchase of subsidiaries, net of cash acquired	(414.1)	—
Other investing activities, net	—	(2.0)

Net cash used in investing activities	(469.9)	(49.0)

Financing activities:
Proceeds from long-term debt	766.8	398.9
Payments on long-term debt	(559.3)	(518.7)
Proceeds from stock options exercised	21.8	10.0

Net cash provided by (used in) financing activities	229.3	(109.8)

Effect of exchange rate changes on cash	(2.5)	(0.4)

Net (decrease) increase in cash and cash equivalents	(1.8)	6.9
Cash and cash equivalents, beginning	30.2	39.8

Cash and cash equivalents, ending	$28.4	$46.7

Supplemental cash flow information:
Cash paid for interest	$8.3	$23.7

Cash paid for income taxes	$0.9	$1.6

Non cash financing and investing activities
Purchase of subsidiaries	$12.7	$—
Purchase of assets under capital lease obligations	$0.5	$9.8
Retirement of treasury stock	$—	$5.8

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. General

References in this report to Fresh Del Monte, “we”, “our”, “us”, and the “Company” refer to Fresh Del Monte Produce Inc. and its subsidiaries, unless the context indicates otherwise.

We were incorporated under the laws of the Cayman Islands on August 29, 1996 and are 26.8% owned by IAT Group Inc. as of September 26, 2008, which is 100% beneficially owned by members of the Abu-Ghazaleh family. In addition, members of the Abu-Ghazaleh family directly own 7.7% of our outstanding ordinary shares as of September 26, 2008.

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

In our opinion, the accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary to present fairly our financial position as of September 26, 2008 and our operating results and cash flows for the quarter and nine-month period then ended. Interim results are subject to significant seasonal variations and may not be indicative of the results of operations that may be expected for the entire 2008 year.

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

Additionally on February 6, 2008, the FASB finalized FASB Staff Position 157-2, “Fair Value Measurements” (“FSP 157-2”) and agreed to defer the effective date of SFAS No. 157 until years beginning after November 15, 2008 for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The deferral applies to the annual assessment of fair value performed for goodwill and indefinite-lived intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets”, long-lived assets measured at fair value for an impairment assessment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, asset retirement obligations accounted for under SFAS No. 143, “Accounting for Asset Retirement Obligations” and liabilities for exit or disposal activities initially measured at fair value under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. In accordance with SFAS No. 157 and FSP 157-2, we have adopted the provisions of SFAS No. 157 with respect to our financial assets and liabilities that are measured at fair value within the consolidated financial statements commencing on December 29, 2007, the first day of our 2008 year. Our adoption of SFAS No. 157 has not had any material impact on our consolidated financial statements as of September 26, 2008. Refer to note 14, “Fair Value Measurements”. We are currently evaluating the impact of adopting the items deferred by FSP 157-2 on our consolidated financial statements.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

2. Recently Issued Accounting Pronouncements (continued)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 161 requires entities to provide greater transparency in derivative disclosures by requiring qualitative disclosure about objectives and strategies for using derivatives and quantitative disclosures about fair value amounts of and gains and losses on derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We will be required to comply with the disclosure requirements of SFAS No. 161 in our 2009 first quarter financial statements and expect to provide moderately increased disclosures.

3. Acquisitions

Caribana acquisition

On June 6, 2008, we completed the acquisition for 100% of the shares of Desarollo Agroindustrial de Frutales, S.A., a producer of high quality bananas in Costa Rica; Frutas de Exportacion, S.A., a major provider of gold pineapples in Costa Rica; and an affiliated sales and marketing company, collectively known as “Caribana”, for a purchase price of $405.9 million, which includes $2.9 million in acquisition related expenses. The acquisition was funded with $88.5 million in cash on hand and drawings under our Credit Facility (as defined in note 8, “Long-Term Debt and Capital Lease Obligations”).

As a result of the acquisition, our current land holdings in Costa Rica increased by approximately 13,000 hectares of quality farm land. In addition to farm land, the Company acquired plantations and farming and packing infrastructure for the production of bananas and pineapples. Caribana produces approximately 13 million boxes of bananas and 11 million boxes of pineapples annually.

The purchase price allocation for this transaction is preliminary. We expect to finalize the purchase price allocation during the fourth quarter of 2008. The allocation will be completed when the appraisal of assets acquired and valuation of intangibles, and estimates associated with other costs related to the acquisition are finalized. The actual allocation of the purchase price and the effect on our consolidated financial position will likely differ from the unaudited condensed balance sheet of Caribana included herein. This acquisition is accounted for as a purchase of a business under SFAS No. 141, “Accounting for Business Combinations”.

The following is an unaudited condensed balance sheet of Caribana at June 6, 2008, based on the preliminary assessment of fair value including the major captions of assets acquired (U.S. dollars in millions):

Cash acquired	$1.6
Property, Plant and Equipment	222.6
Other liabilities, net	(0.2)
Inventories	20.5
Non-compete agreements (intangibles)	10.2
Current and deferred taxes	(16.1)

Estimated fair market value of assets acquired	238.6
Purchase price	405.9

Goodwill	$167.3

The valuation of property, plant and equipment is pending. The fair value of intangible assets acquired and goodwill are based on preliminary valuations. The non-compete agreements obtained as part of the Caribana acquisition are being amortized over a period of 10 years. Goodwill represents the excess purchase price above the fair market value of the net assets acquired. Based on the preliminary purchase price allocation, $149.4 million and $17.9 million in goodwill will be allocated to the banana and other fresh produce segments, respectively, none of which is tax deductible.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

3. Acquisitions (continued)

The following unaudited pro-forma information presents a summary of our consolidated results of operations as if the Caribana acquisition had occurred as of December 30, 2006, the first day of our 2007 year (U.S. dollars in millions):

	Quarter ended		Nine months ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Net sales	$832.9	$808.4	$2,774.4	$2,650.5
Net income	$29.3	$32.3	$141.7	$156.9
Net income per ordinary share:
Basic	$0.46	$0.56	$2.24	$2.71
Diluted	$0.46	$0.55	$2.23	$2.70
Weighted average number of ordinary shares:
Basic	63,553,299	57,995,596	63,279,692	57,821,513
Diluted	63,695,040	58,384,312	63,609,428	58,052,393

Other acquisitions and asset purchases

On June 27, 2008, we acquired certain assets, excluding land, of Melones de Costa Rica, S.A. (“MCR”). MCR is a 50% owned unconsolidated subsidiary that produced melons for us in Costa Rica. MCR will continue to own the land which will be leased to us on a long-term basis. The total area under production is approximately 2,300 hectares with an estimated annual production of 3 million boxes. The purchase price was $8.3 million of which $3.8 million was paid during the third quarter of 2008 using operating cash flows and available borrowings under our Credit Facility and the remaining $4.5 million will be paid in June 2009.

During the third quarter of 2008, we completed the acquisitions of two melon operations in Guatemala. The total area under production is approximately 1,500 hectares producing two crops with an estimated annual production of 4.5 million boxes. The purchase price was $13.9 million of which $8.9 million was paid using operating cash flows and available borrowings under our Credit Facility and the remaining $5.0 million will be paid in 2009. The purchase price allocation is preliminary pending the completion of the appraisal of fixed assets. We expect to finalize the purchase price allocation for this transaction during the fourth quarter of 2008. The actual allocation of the purchase price and the effect on our consolidated financial position will likely differ from the unaudited condensed balance sheet of the combined melon operations included herein.

Property, Plant and Equipment	$7.8
Inventories	1.6

Estimated fair market value of assets acquired	9.4
Purchase price	13.9

Goodwill	$4.5

Goodwill represents the excess purchase price above the fair market value of the net assets acquired. Based on the preliminary purchase price allocation, $4.5 million in goodwill will be allocated to the other fresh produce segment, which is tax deductible. The acquisition of the two melon operations in Guatemala are accounted for as a purchase of a business under SFAS No. 141.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

4. Asset Impairment and Other Charges

The following represents a summary of asset impairment and other charges (credits), net, recorded during the quarter and nine months ended September 26, 2008 and September 28, 2007 (U.S. dollars in millions):

	Quarter ended		Nine months ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Charges (credits) related to asset impairments	$(1.0)	$0.2	$11.6	$5.3
Other charges (credits) related to exit activities, net	0.8	—	4.4	(3.1)

Total asset impairment and other charges (credits), net	$(0.2)	$0.2	$16.0	$2.2

The $0.2 million credit in asset impairment and other charges (credits), net for the quarter ended September 26, 2008 includes a $1.0 million insurance reimbursement related to flood damage in our Brazil banana operations. Also included in the $0.2 million credit is a charge of $1.8 million in contract termination charges principally related to the closure of under-utilized distribution centers in the United Kingdom in the banana segment and a credit of $1.0 million related to the previously announced decision to exit production activities in Hawaii in 2006 principally related to the amortization of deferred pension gains in the other fresh produce segment.

The $16.0 million in asset impairment and other charges (credits), net for the nine months ended September 26, 2008 includes $8.5 million in asset impairment charges, net of insurance reimbursement related to flood damage in our Brazil banana operations and $7.8 million in asset impairment and other charges related to the closure of under-utilized distribution centers in the United Kingdom in the banana segment. Included in the $7.8 million is $3.1 million in asset impairment charges and a net charge of $4.7 million of one-time termination benefits and contract termination costs. Also included in the $16.0 million are charges of $1.8 million related to one-time termination benefits resulting from the previously announced closure of a beverage production facility in the United Kingdom in the prepared food segment offset by a net credit of $2.1 million related to the previously announced decision to exit production activities in Hawaii in 2006 primarily related to the amortization of deferred pension gains in the other fresh produce segment.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

4. Asset Impairment and Other Charges (continued)

We maintain insurance for both property damage and business interruption applicable to our production facilities including our operations in Brazil. The policies providing the coverage for our operations in Brazil are subject to deductibles of $0.1 million for property damage and business interruption. We continue to pursue recoveries under both policies related to the damage to our banana operations in Brazil. The amount of total recoveries cannot be estimated at this time.

Asset impairment and other charges (credits), net for the quarter ended September 28, 2007 includes $0.2 million in asset impairment charges related to assets held for sale in the Middle East and exit activity charges of $0.5 million offset by $0.5 million in amortization of deferred pension gains related to exit activities in Hawaii included in the other fresh produce segment.

Asset impairment and other charges (credits), net for the nine months ended September 28, 2007 includes $5.3 million of asset impairment charges related to assets held for sale and a net credit of $3.1 million related to exit activities. The $3.1 million net credit includes net gains of $3.5 million principally related to a curtailment gain of $3.4 million in the U.S. based post-retirement healthcare plan as a result of the previously announced decision to exit all production activities in Hawaii in 2006 in the other fresh produce segment. The $3.1 million net credit also includes a charge of $0.4 million related to exit activities in Italy included in the prepared food segment.

Exit Activity Reserves

The following represents a rollforward of 2008 activities related to exit activity reserves (U.S. dollars in millions):

	Exit activity reserve balance at December 28, 2007	Impact to Earnings	Cash Paid	Exit activity reserve balance at September 26, 2008
One time termination benefits	$4.4	$2.4	$(2.3)	$4.5
Contract termination and other exit activity charges	2.6	4.2	(3.5)	3.3

	$7.0	$6.6	$(5.8)	$7.8

Included in the exit activity reserve balance at September 26, 2008 are one-time termination benefits, contract termination costs and other exit activity charges related primarily to (1) the previously announced decision to exit the Hawaiian production operations included in the other fresh produce segment and (2) the closure of under-utilized distribution centers in the United Kingdom in the banana segment.

5. Uncertain Tax Positions

As of December 28, 2007, we had $13.0 million of uncertain tax positions, including $2.2 million of interest and penalties. During the quarter ended September 26, 2008, there was an increase of $9.5 million of uncertain tax positions, including interest and penalties of $1.6 million, primarily as a result of acquisitions. If recognized, $0.7 million will affect the effective tax rate.

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

Stock-based compensation expense related to stock options included in the determination of income before taxes and net income totaled $4.1 million or $0.06 per diluted share and $7.9 million or $0.12 per diluted share for the quarter and nine months ended September 26, 2008 and $1.3 million or $0.02 per diluted share and $4.3 million or $0.07 per diluted share for the quarter and nine months ended September 28, 2007, respectively, on a straight-line, single award basis and is included in the accompanying Consolidated Statements of Income, in selling, general and administrative expenses.

We are in a net operating loss position in the relevant jurisdictions. Therefore, for the quarter and nine months ended September 26, 2008, deferred tax assets related to stock-based compensation expense have been fully reserved and there was no reduction in taxes currently payable or related effect on cash flows as the result of excess tax benefits from stock options exercised in these periods. The proceeds received from exercise of stock options were $21.8 million and $10.0 million for the nine months ended September 26, 2008 and September 28, 2007, respectively.

On July 30, 2008, we granted 1,570,000 stock options from our 1999 Plan to employees. There were no stock option grants to our Chairman and Chief Executive Officer in the July 30, 2008 stock option grant. These options vested 20% on the grant date and then will vest 20% on each of the next four anniversary dates. These options may be exercised over a period not in excess of ten years. Based on their grant date fair value of $8.28 per option, we recognized $3.0 million of stock-based compensation expense related to this grant, which is included in selling, general and administrative expenses for the third quarter and first nine months of 2008.

As a result of the retirement of a former executive, on May 2, 2008, we modified his existing grants to accelerate vesting on 30,000 of his unvested options. Consistent with FASB SFAS No. 123(R), “Share-Based Payment”, the original granted options were cancelled and new modified options were granted with accelerated vesting terms. These options became fully vested on the date of retirement. Based on the modified grant date fair values of $18.28 and $5.54, we recognized $0.6 million of stock-based compensation expense related to this grant, which is included in the $7.9 million of stock compensation expense for the nine months ended September 26, 2008.

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

On May 2, 2007, we granted 161,000 stock options from our 1999 Plan to our Chairman and Chief Executive Officer with a grant date fair value of $8.90 per option. These options vested 20% on the grant date and then will vest 20% on each of the next four anniversary dates. These options may be exercised over a period not in excess of ten years.

On February 28, 2007, we granted, in equal amounts, stock options from our 1997 Share Incentive Plan totaling 37,500 to six non-management members of our Board of Directors with a grant date fair value of $3.94 per option. These options vested 100% on the grant date.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

7. Inventories

Inventories consisted of the following (U.S. dollars in millions):

	September 26, 2008	December 28, 2007
Finished goods	$164.5	$170.7
Raw materials and packaging supplies	136.9	126.2
Growing crops	148.5	110.0

Total inventories	$449.9	$406.9

8. Long-Term Debt and Capital Lease Obligations

Our long-term debt consists principally of a four-year syndicated revolving credit facility (the “Credit Facility”) with Rabobank Nederland, New York Branch, as administrative agent. The Credit Facility includes a revolving commitment of $600.0 million expiring on November 10, 2009 and a term loan commitment (the “Term Loan”). We intend to renew our revolving credit facility during 2009.

The Term Loan is a five-year amortizing loan with quarterly payments of principal and interest which matures on May 10, 2011. At September 26, 2008, we had $140.6 million outstanding under the Term Loan. The interest rate on the Term Loan (4.44% at September 26, 2008) is based on a spread over the London Interbank Offer Rate (“LIBOR”).

The Credit Facility is collateralized directly or indirectly by substantially all of our assets and is guaranteed by certain of our subsidiaries. The Credit Facility permits borrowings with an interest rate, determined by our leverage ratio, based on a spread over LIBOR (3.87% at September 26, 2008).

The Credit Facility requires us to be in compliance with various financial and other covenants and limits the amount of future dividends. As of September 26, 2008, we were in compliance with all of the financial and other covenants contained in the Credit Facility.

At September 26, 2008, we had $278.2 million available under committed working capital facilities, primarily under the Credit Facility. The Credit Facility also includes a swing line facility and a letter of credit facility. At September 26, 2008, we applied $42.5 million to the letter of credit facility, comprised primarily of certain contingent obligations and other governmental agency guarantees combined with guarantees for purchases of raw materials and equipment.

At September 26, 2008, we had $446.5 million of long-term debt and capital lease obligations, including the current portion, consisting of $421.4 million outstanding under the Credit Facility (including the Term Loan), $11.6 million of capital lease obligations and $13.5 million of other long-term debt.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

9. Comprehensive Income

The following table sets forth comprehensive income for the quarter and nine months ended September 26, 2008 and September 28, 2007 (U.S. dollars in millions):

	Quarter ended		Nine months ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Comprehensive income:
Net income	$29.3	$29.9	$134.8	$145.4
Net unrealized gain (losses) on derivatives	21.1	(7.2)	12.5	(9.8)
Net unrealized foreign currency translation gains (losses)	(19.2)	11.1	(18.4)	19.6
Net change in retirement benefit adjustment, net of tax	(2.3)	(0.1)	(3.7)	(4.6)

Comprehensive income	$28.9	$33.7	$125.2	$150.6

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

On October 14, 2004, two of our subsidiaries were served with a complaint in an action styled Angel Abarca, et al. v. Dole Food Co., et al. filed in the Superior Court of the State of California for the County of Los Angeles on behalf of more than 2,600 Costa Rican banana workers who claim injury from exposure to DBCP. An initial review of the plaintiffs in the Abarca action found that a substantial number of the plaintiffs were claimants in prior DBCP actions in Texas and may have participated in the settlement of those actions. On May 6, 2008, the court dismissed the claims of 1,113 plaintiffs who were parties to prior DBCP actions. On June 30, 2008, Defendants moved to dismiss the claims of the remaining Abarca plaintiffs on grounds of forum non conveniens. The motion to dismiss is scheduled to be heard on February 4, 2009.

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

Former Shareholders Litigation

On December 30, 2002, we were served with a complaint filed on December 18, 2002 in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida by seven Mexican individuals and corporations, who claim to have been former indirect shareholders of our predecessor. In addition to the complaint being filed against us, the complaint was also filed against certain of our current and former directors, officers and shareholders and those of our predecessor.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

10. Litigation (continued)

Class Action Litigation

a. Pineapple Class Actions

On August 2, 2004, a consolidated complaint was filed against two of our subsidiaries in the United States District Court for the Southern District of New York. This consolidated action was brought as a putative class action on behalf of all direct and indirect purchasers of Del Monte Gold ® pineapples from March 1, 1996 through the present and merges four actions brought by fruit wholesalers and two actions brought by individual consumers. The consolidated complaint alleges claims for: (i) monopolization and attempted monopolization; (ii) restraint of trade; (iii) unfair and deceptive trade practices; and (iv) unjust enrichment. On May 27, 2005, our subsidiaries filed a motion to dismiss the indirect and direct purchasers’ claims for unjust enrichment. On June 29, 2005, plaintiffs filed a joint motion for class certification. On February 20, 2008, the Court denied plaintiffs’ motion for class certification of the indirect purchasers and only granted class certification of the direct purchasers’ claims for monopolization and attempted monopolization which was uncontested by our subsidiaries. Also on February 20, 2008, the Court granted the motion of our subsidiaries to dismiss the direct purchasers’ claims for unjust enrichment and denied as moot the motion to dismiss the indirect purchasers’ state law claims on the basis of the Court’s denial of plaintiffs’ motion for class certification of the indirect purchasers. On August 13, 2008, our subsidiaries filed a motion for summary judgment on plaintiffs’ remaining claims, which plaintiffs opposed on October 6, 2008.

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

Between March 17, 2004 and March 18, 2004, three alleged individual consumers separately filed putative class action complaints against us and our subsidiaries in the state court of California on behalf of residents of California who purchased (other than for re-sale) Del Monte Gold ® pineapples between March 1, 1996 and May 6, 2003. On November 9, 2005, the three actions were consolidated under one amended complaint with a single claim for unfair competition in violation of the California Business and Professional Code. On September 26, 2008, plaintiffs filed a motion to certify a class action, which we and our subsidiaries intend to oppose.

On April 19, 2004, an alleged individual consumer filed a putative class action complaint against our subsidiaries in the state court of Florida on behalf of Florida residents who purchased (other than for re-sale) Del Monte Gold ® pineapples between March 1, 1996 and May 6, 2003. The only surviving claim under the amended complaint alleges violations of the Florida Deceptive and Unfair Trade Practices Act relating only to pineapples purchased since April 19, 2000. Our subsidiaries filed an answer to the remaining claim of the amended complaint on October 12, 2006. On August 5, 2008, plaintiffs filed a motion to certify a class action, which our subsidiaries intend to oppose.

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

On July 25, 2005, our subsidiaries filed a motion to dismiss the claim for violation of the Arizona Consumer Fraud Act which was granted by the state court on February 18, 2006. Our subsidiaries filed an answer to the remaining claims of the complaint on October 12, 2006. On October 7, 2008, the court dismissed the complaint without prejudice due to inactivity after the parties had entered into an agreement tolling the statue of limitations. It is unknown whether plaintiffs intend to file a new complaint.

On July 2, 2004, an alleged individual consumer filed a putative class action which was served on August 24, 2004 against our subsidiaries in the state court of Nevada on behalf of residents of Nevada who purchased (other than for re-sale) Del Monte Gold ® pineapples between November 1997 and January 2003. The complaint alleges restraint of trade in violation of Nevada statutes, common law monopolization and unjust enrichment. On April 11, 2006, the court granted in part the motion of our subsidiaries to dismiss the complaint dismissing the claims for common law monopolization, unjust enrichment and violation of Nevada’s Unfair Trade Practices Act in its application prior to July 1, 2001. Our subsidiaries filed an answer to the remaining claims of the amended complaint on June 30, 2006. A trial date of September 8, 2009 has been set.

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

On June 26, 2007, we reached an agreement with plaintiffs to settle the indirect purchaser action by agreeing to make a donation to America’s Second Harvest (also known as The Nation’s Food Bank Network), or a comparable charity, of fruit and/or vegetables with a retail value of $0.8 million within a year from final approval of the settlement agreement and agreeing to pay up to $0.1 million of the attorneys’ fees and costs to be incurred by plaintiffs in providing notice to class members of the proposed settlement. On November 21, 2007, the Court entered an order and final judgment approving the settlement. One individual has filed a pro se notice of appeal of the Court’s order and final judgment. On May 8, 2008, the United States Court of Appeals for the Eleventh Circuit dismissed the appeal and the settlement became effective. We have paid $0.1 million for the plaintiffs’ attorneys’ fees and costs. During the third Quarter of 2008, we donated $0.1 million in product to America’s Second Harvest. As of September 26, 2008, we recorded a liability of $0.2 million included in accounts payable and accrued expenses in the accompanying Consolidated Balance Sheet related to donations to charity expected to be provided within the next year. The charges related to attorneys’ fees and the donations to charity were recorded in cost of products sold in the Consolidated Statements of Income.

European Union Antitrust Investigation

On June 2, 2005, one of our German subsidiaries was visited by the antitrust authority of the European Union (“EU”) as part of its investigation of certain of our overseas subsidiaries as well as other produce companies for possible violations of the EU’s competition laws. Our subsidiaries cooperated fully with the investigation. On October 17, 2008, the European Commission concluded its investigation without finding any infringement of EU competition rules by, or imposing any fines on, our subsidiaries. The European Commission did, however, find that Internationale Fruchtimport Gesellschaft Weichert & Co KG (“Weichert”), an entity in which one of our subsidiaries formerly held an indirect 80% non-controlling interest, infringed EU competition rules and imposed upon it a €14.7 million fine. The European Commission has asserted that our subsidiary controlled Weichert during the period and has therefore held our subsidiary to be jointly and severally liable for payment of the fine. Our subsidiary plans to appeal this determination and otherwise seek Weichert to bear full responsibility for the fine.

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

On September 25, 2003, the EPA issued the Record of Decision (“ROD”). The EPA estimates in the ROD that the remediation costs associated with the clean up of the Kunia Well Site will range from $12.9 million to $25.4 million and will last approximately 10 years. The undiscounted estimates are between $14.8 million and $28.7 million. The undiscounted estimate on which our accrual is based totals $25.8 million and is discounted using a 5.0% rate. As of September 26, 2008, there is $19.1 million included in other noncurrent liabilities and $1.2 million included in accounts payable and accrued expenses in the Consolidated Balance Sheet for the Kunia well site clean-up. We expect to expend approximately $1.2 million in cash per year for the next five years. Certain portions of the EPA’s estimates have been discounted using a 5% interest rate.

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

Other

In addition to the foregoing, we are involved from time to time in various claims and legal actions incident to our operations, both as plaintiff and defendant. In the opinion of management, after consulting with legal counsel, none of these other claims is currently expected to have a material adverse effect on the results of operations, financial position or our cash flows. We intend to vigorously defend ourselves in all of the above matters. At this time, management is not able to evaluate the likelihood of a favorable or unfavorable outcome in any of the above-described matters. Accordingly, management is not able to estimate the range or amount of loss, if any, from any of the above-described matters and no accruals or expenses have been recorded as of September 26, 2008, except as related to the Kunia Well Site and Banana Class Actions.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

11. Earnings Per Share

Basic and diluted net income per ordinary share is calculated as follows (U.S. dollars in millions, except share and per share data):

	Quarter ended		Nine months ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Numerator:
Net income	$29.3	$29.9	$134.8	$145.4

Denominator:
Weighted average ordinary shares - Basic	63,553,299	57,995,596	63,279,692	57,821,513
Effect of dilutive securities - stock options	141,741	388,716	329,736	230,880

Weighted average ordinary shares - Diluted	63,695,040	58,384,312	63,609,428	58,052,393

Net income per ordinary share:
Basic	$0.46	$0.52	$2.13	$2.51

Diluted	$0.46	$0.51	$2.12	$2.50

We issued 29,000 and 494,128 of our common shares upon the exercise of stock options during the quarter ended September 26, 2008 and September 28, 2007, respectively and 830,295 and 606,128 during the nine months ended September 26, 2008 and September 28, 2007, respectively.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

12. Retirement and Other Employee Benefits

The following table sets forth the net periodic costs (credits) of our defined benefit pension plans and postretirement plan (U.S. dollars in millions):

	Pension Plans		Post-retirement Plan
	Quarter ended		Quarter ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Service cost	$0.3	$0.5	$—	$—
Interest cost	1.5	1.5	—	—
Expected return on assets	(1.1)	(1.0)	—	—
Net amortization	—	0.2	(0.7)	(0.5)

Net periodic costs (credits)	$0.7	$1.2	$(0.7)	$(0.5)

	Nine months ended		Nine months ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Service cost	$0.8	$1.4	$—	$—
Interest cost	4.5	4.4	0.1	0.1
Expected return on assets	(3.2)	(2.9)	—	—
Net amortization	0.1	0.6	(2.3)	(2.0)
Curtailment gain	—	—	—	(3.4)

Net periodic costs (credits)	$2.2	$3.5	$(2.2)	$(5.3)

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

Our operations are aggregated on the basis of our products; bananas, other fresh produce, prepared food and other products and services. Other fresh produce includes pineapples, melons, tomatoes, strawberries, non-tropical fruit (including grapes, apples, pears, peaches, plums, nectarines, apricots, avocados and kiwis), fresh-cut products and other fruit and vegetables. Prepared food includes prepared fruit and vegetables, juices, beverages, snacks and a poultry and processed meat business. Other products and services includes a third-party ocean freight, a plastic product and box manufacturing business and a grain business.

We evaluate performance based on several factors, of which gross profit by product and net sales by geographic region are the primary financial measures (U.S. dollars in millions):

	Quarter ended
	September 26, 2008		September 28, 2007
	Net Sales	Gross Profit	Net Sales	Gross Profit
Product net sales and gross profit (loss):
Bananas	$332.7	$23.7	$277.1	$6.9
Other fresh produce	354.5	45.3	342.3	46.4
Prepared food	102.4	13.3	106.5	14.1
Other products and services	43.3	(3.3)	31.2	0.4

Total	$832.9	$79.0	$757.1	$67.8

	Nine months ended
	September 26, 2008		September 28, 2007
	Net Sales	Gross Profit	Net Sales	Gross Profit
Bananas	$1,054.3	$95.4	$889.7	$59.1
Other fresh produce	1,218.0	139.4	1,241.8	184.7
Prepared food	318.8	38.6	296.8	41.6
Other products and services	108.9	2.1	89.0	1.1

Total	$2,700.0	$275.5	$2,517.3	$286.5

	September 26, 2008	December 28, 2007
Identifiable assets:
North America	$336.6	$334.6
Europe	541.4	575.3
Middle East	200.6	187.9
Africa	111.2	118.3
Asia	148.8	128.4
Central and South America	1,092.4	645.9
Maritime equipment (including containers)	98.1	99.7
Corporate	85.2	95.6

Total identifiable assets	$2,614.3	$2,185.7

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

14. Fair Value Measurements

We mitigate the risk of fluctuations in currency exchange rates on our results of operations and financial condition by entering into foreign currency cash flow hedges. We account for the fair value of the related forward contracts as either an asset in other current assets or a liability in accrued expenses. We adopted SFAS No. 157 for assets and liabilities measured at fair value on a recurring basis as of December 29, 2007, the first day of our 2008 year. We use an income approach to value our outstanding foreign currency cash flow hedges. An income approach consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts using current market information as of the measurement date such as foreign currency spot and forward rates. Additionally, an element of default risk based on observable inputs was built into the fair value calculation based on the provisions of SFAS No. 157. We expect that of the $6.2 million net asset outstanding, a net of less than $0.1 million will be transferred to earnings in 2008 and $6.2 million in 2009 along with the earnings effect of the related forecasted transaction.

The following table provides a summary of the fair values of assets and liabilities measured on a recurring basis under SFAS No. 157:

	Fair Value Measurements at September 26, 2008 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency hedges, net asset	$—	$6.2	$—

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

Overview

We are one of the world’s leading vertically integrated producers, marketers and distributors of high-quality fresh and fresh-cut fruit and vegetables, as well as a leading producer and marketer of prepared fruit and vegetables, juices, beverages and snacks in Europe, Africa and the Middle East. We market our products worldwide under the DEL MONTE® brand, a symbol of product innovation, quality, freshness and reliability since 1892. Our global sourcing and logistics system allows us to provide regular delivery of consistently high quality produce and value-added services to our customers. Our major producing operations are located in North, Central and South America, Asia and Africa. Production operations are aggregated on the basis of our products; bananas, other fresh produce, prepared foods and other products and services. Other fresh produce includes pineapples, melons, tomatoes, non-tropical fruit (including grapes, apples, pears, peaches, plums, nectarines, apricots, avocados, and kiwis), fresh-cut products and other fruit and vegetables. Prepared foods include prepared fruit and vegetables, juices, beverages, snacks and a poultry and processed meat business. Other products and services include a third-party ocean freight, a plastic product and box manufacturing business and a grain business.

Recent Developments

On June 6, 2008, we acquired all of the shares of Desarollo Agroindustrial de Frutales, S.A., a producer of high quality bananas in Costa Rica; all of the shares of Frutas de Exportacion, S.A., a major producer of gold pineapples in Costa Rica; and all of the shares of an affiliated sales and marketing company, collectively known as “Caribana”. The purchase price for Caribana was $403.0 million plus $2.9 million for acquisition related expenses, financed with $88.5 million in cash on hand and drawings under our Credit Facility (as defined below). As a result of this acquisition, our current land holdings in Costa Rica increased by approximately 13,000 hectares of quality farm land producing approximately 13 million boxes of bananas and 11 million boxes of gold pineapples annually. We also acquired state-of-the-art packing facilities, as well as modern farming equipment. Caribana’s extensive production area substantially increases our presence in the banana market and further strengthens our number one position in the gold pineapple market. The close proximity of Caribana’s production and packing operations to our existing farms provides the potential for significant operating efficiencies and synergies. This transaction positions us to capitalize on the growing global demand for fresh produce and rapidly expand our reach into existing and new markets.

On June 27, 2008, we acquired certain operating assets, excluding land, of Melones de Costa Rica, S.A. (“MCR”). MCR is a 50% owned unconsolidated subsidiary that produced melons for us in Costa Rica. MCR will continue to own the land which will be leased to us on a long-term basis. This transaction gives us increased control of production and secures this melon volume going forward. Total area under production is approximately 2,300 hectares with an estimated annual production of 3 million boxes. The purchase price was approximately $8.3 million of which $3.8 million was paid during the third quarter of 2008 using operating cash flows and available borrowings under our Credit Facility and the remaining $4.5 million will be paid in June 2009.

During the third quarter of 2008, we acquired two additional melon operations in Guatemala. The assets acquired comprised principally farming equipment, packing sheds and materials and supplies inventory. This transaction complements our existing melon operations in Guatemala by increasing our production capabilities and provides the potential for increased operating efficiencies and synergies combined with close proximity to the U.S. market. Total area under production will be approximately 1,500 hectares producing two crops on leased land with an estimated annual production of 4.5 million boxes. The purchase price was $13.9 million of which $8.9 million was paid using operating cash flows and available borrowings under our Credit Facility and the remaining $5.0 million will be paid in 2009.

Liquidity and Capital Resources

Net cash provided by operating activities was $241.3 million for the first nine months of 2008 as compared to $166.1 million for the first nine months of 2007. The increase in cash provided by operating activities was principally attributable to changes in operating assets and liabilities which were primarily comprised of lower levels of accounts receivables that resulted from increased collections and higher accounts payables and accrued expenses resulting from increased costs, partially offset by higher growing crop, raw materials and packaging supply inventory.

Working capital was $458.9 million at September 26, 2008 compared to working capital of $491.2 million at December 28, 2007. The decrease in working capital of $32.3 million is primarily attributable to lower levels of accounts receivables partially offset by higher levels of prepaid expenses, inventory and accounts payable and accrued expenses.

Net cash used in investing activities for the first nine months of 2008 was $469.9 million compared with net cash used in investing activities of $49.0 million for the first nine months of 2007. Net cash used in investing activities for the first nine months of 2008 consisted primarily of the purchase of subsidiaries, net of cash acquired of $414.1 million and capital expenditures of $72.3 million, partially offset by proceeds from sale of assets of $16.5 million. Capital expenditures for the first nine months of 2008 were primarily for expansion of production facilities in Jordan, the Philippines, Guatemala, Costa Rica and Brazil and for distribution centers in Saudi Arabia and South Korea. Proceeds from sale of assets for the first nine months of 2008 consisted primarily of the sale of properties in South America.

Net cash used in investing activities for the first nine months of 2007 consisted primarily of capital expenditures of $61.8 million partially offset by proceeds from sale of assets of $14.8 million. Capital expenditures for the first nine months of 2007 were primarily for expansion of distribution and manufacturing facilities in the Middle East and expansion of production facilities in Kenya, Brazil and the Philippines. Proceeds from sale of assets for the first nine months of 2007 consists primarily of sale of equipment in the U.S. and sales of properties in South Africa.

Net cash provided by financing activities for the first nine months of 2008 was $229.3 million compared with $109.8 million of net cash used in financing activities for the first nine months of 2007. Net cash provided by financing activities for the first nine months of 2008 consisted of net proceeds from long-term debt of $207.5 million and $21.8 million of cash proceeds received from stock options exercised. Net cash used in financing activities for the first nine months of 2007 consisted primarily of net repayments of debt of $119.8 million partially offset by $10.0 million of proceeds from stock options exercised.

We finance our working capital and other liquidity requirements primarily through cash from operations and borrowings under our credit facility administered by Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch, which we refer to as Rabobank (the “Credit Facility”). The Credit Facility includes a revolving commitment of $600.0 million expiring November 10, 2009 and a term loan commitment (the “Term Loan”). We intend to renew our revolving credit facility during 2009.

The Term Loan is a five-year amortizing loan with quarterly payments of principal and interest which matures on May 10, 2011. We currently have $140.6 million outstanding under the Term Loan. The interest rate on the Term Loan (4.44% at September 26, 2008) is based on a spread over the London Interbank Offer Rate (“LIBOR”).

The Credit Facility is collateralized directly or indirectly by substantially all of our assets and is guaranteed by certain of our subsidiaries. The Credit Facility permits borrowings with an interest rate, determined by our leverage ratio, based on a spread over LIBOR (3.87% at September 26, 2008). At September 26, 2008, $421.4 million was outstanding under our Credit Facility (including the Term Loan).

The Credit Facility requires us to be in compliance with various financial and other covenants and limits the amount of future dividends. As of September 26, 2008, we were in compliance with all of the financial and other covenants contained in the Credit Facility.

At September 26, 2008, we had $278.2 million available under committed working capital facilities, primarily under the Credit Facility. The Credit Facility also includes a swing line facility and a letter of credit facility. At September 26, 2008, we applied $42.5 million to the letter of credit facility, comprised primarily of certain contingent obligations and other governmental agencies guarantees combined with guarantees for purchases of raw materials and equipment.

As of September 26, 2008, we had $446.5 million of long-term debt and capital lease obligations, including the current portion, consisting of $421.4 million outstanding under the Credit Facility (including the Term Loan), $11.6 million of capital lease obligations and $13.5 million of other long-term debt.

As of September 26, 2008, we had cash and cash equivalents of $28.4 million.

As a result of the previously announced closure of our Hawaii pineapple and U.K. beverage production operations combined with the transition to exclusive distributors for prepared food in the U.K., Italy and Belgium and the closure of an under-utilized facility in the U.K, during the first nine months of 2008, we paid approximately $5.8 million in termination benefits and contractual obligations. We expect to make additional payments of approximately $2.9 million during the remainder of 2008 and $4.9 million in 2009 and thereafter related to these matters. These cash outlays will be funded from operating cash flows and available borrowings under our Credit Facility.

As a result of the strengthening of the U.S. dollar relative to the euro and British pound, our foreign currency cash flow hedges changed from a net liability of $14.7 million to a net asset of $6.2 million. We expect that of the $6.2 million net asset outstanding, a net of less than $0.1 million will be transferred to earnings in 2008 and $6.2 million in 2009 along with the earnings effect of the related forecasted transaction.

Results of Operations

The following tables present for each of the periods indicated (i) net sales by geographic region and (ii) net sales and gross profit by product category, and in each case, the percentage of the total represented thereby:

Net sales by geographic region:

	Quarter ended				Nine months ended
	September 26, 2008		September 28, 2007		September 26, 2008		September 28, 2007
North America	$397.8	48%	$339.1	45%	$1,251.9	46%	$1,182.4	47%
Europe	234.9	28%	243.3	32%	834.2	31%	814.6	32%
Asia	88.5	11%	88.3	12%	306.1	11%	294.8	12%
Middle East	69.4	8%	55.9	7%	204.2	8%	140.6	6%
Other	42.3	5%	30.5	4%	103.6	4%	84.9	3%

Total	$832.9	100%	$757.1	100%	$2,700.0	100%	$2,517.3	100%

Product net sales and gross profit (loss):

	Quarter ended
	September 26, 2008				September 28, 2007
	Net Sales		Gross Profit		Net Sales		Gross Profit
Bananas	$332.7	40%	$23.7	30%	$277.1	37%	$6.9	10%
Other fresh produce	354.5	43%	45.3	57%	342.3	45%	46.4	68%
Prepared food	102.4	12%	13.3	17%	106.5	14%	14.1	21%
Other products and services	43.3	5%	(3.3)	(4)%	31.2	4%	0.4	1%

Total	$832.9	100%	$79.0	100%	$757.1	100%	$67.8	100%

	Nine months ended
	September 26, 2008				September 28, 2007
	Net Sales		Gross Profit		Net Sales		Gross Profit
Bananas	$1,054.3	39%	$95.4	35%	$889.7	35%	$59.1	21%
Other fresh produce	1,218.0	45%	139.4	50%	1,241.8	49%	184.7	64%
Prepared food	318.8	12%	38.6	14%	296.8	12%	41.6	15%
Other products and services	108.9	4%	2.1	1%	89.0	4%	1.1	0%

Total	$2,700.0	100%	$275.5	100%	$2,517.3	100%	$286.5	100%

Third Quarter 2008 Compared with Third Quarter 2007

Net Sales. Net sales for the third quarter of 2008 were $832.9 million compared with $757.1 million for the third quarter of 2007. The increase in net sales of $75.8 million was principally attributable to higher net sales of bananas, other fresh produce and other products and services partially offset by lower net sales of prepared food. Net sales of bananas increased by $55.6 million primarily due to higher per unit sales prices in North America, the Middle East and higher per unit sales prices and favorable exchange rates in Asia combined with higher sales volume in North America partially offset by lower sales volume in Europe, Asia and the Middle East. The increase in banana sales volume in North America is primarily the result of the Caribana acquisition that occurred during the second quarter of 2008. Net sales of other fresh produce increased $12.2 million primarily due to higher net sales of gold pineapples, fresh-cut fruit and melons partially offset by lower net sales of vegetables and tomatoes. Net sales of gold pineapples increased primarily due to higher sales volume sold in North America as a direct result of the Caribana acquisition. Fresh-cut products and melon net sales increased as a result of improvements in per unit sales prices. Net sales of vegetables and tomatoes decreased primarily due to lower sales volume resulting from continuing product rationalization in North America and decreased demand for tomatoes as a result of the salmonella outbreak in the U.S. originally linked to tomatoes. Net sales of other products and services increased by $12.1 million primarily due to increased sales in the Argentine grain business. Net sales of prepared food decreased by $4.1 million primarily as a result of lower sales volume for canned pineapple as a result of lower supply and lower beverage sales volume that resulted from the elimination of co-packed volume. These declines in net sales of prepared food were partially offset by growth in the Middle East poultry and processed meat business.

Cost of Product Sold. Cost of products sold was $753.9 million for the third quarter of 2008 compared with $689.3 million for the third quarter of 2007, an increase of $64.6 million. This increase in cost of products sold was primarily attributable to higher fruit costs resulting from increased input prices and procurement costs combined with increased ocean freight that resulted primarily from higher fuel prices, vessel operating expenses and charter rates partially offset by lower distribution expenses in the U.K. due to lower sales volume.

Gross Profit. Gross profit was $79.0 million for the third quarter of 2008 compared with $67.8 million for the third quarter of 2007, an increase of $11.2 million. The increase in gross profit was attributable to higher gross profit on bananas of $16.8 million partially offset by lower gross profit of $1.1 million in the other fresh produce segment, lower gross profit of $3.7 million in the other products and services segment and lower gross profit of $0.8 million in the prepared food segment. Gross profit in the banana segment increased as a result of an overall increase of 14% in per unit sales prices that resulted primarily from improvements in sales prices in North America, Asia and the Middle East and favorable foreign currency in Asia partially offset by a 9% increase in per unit costs. The increase in costs in the banana segment was primarily attributable to higher fruit costs combined with higher ocean freight costs. Gross profit on the other fresh produce segment decreased principally as a result of lower gross profit on gold pineapples and fresh-cut products partially offset by increased gross profit on non-tropical fruit and melons. Gross profit on gold pineapples decreased due to higher fruit costs that resulted from higher input and procurement prices and ocean freight costs. On a per unit basis, selling prices for gold pineapples increased 4% while cost increased 12%. Gross profit on fresh-cut products decreased principally as a result of higher input cost. Gross profit on non-tropical fruit and melons increased principally as a result of higher per unit sales prices. Gross profit on the other products and services segment decreased principally as a result of third party freight services. Gross profit on prepared food decreased principally as a result of higher input and transportation costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.4 million from $41.7 million in the third quarter of 2007 to $41.3 million for the third quarter of 2008. The decrease was primarily due to lower selling and marketing expenses in Europe as a result of our decision to market our prepared food products through independent distributors in the U.K., Italy and Belgium partially offset by increased selling and marketing expenses in the Middle East. During the third and fourth quarters of 2007, we closed our Belgium and Italy sales offices and significantly reduced our sales and marketing staff in our U.K. office, which reduced selling, general and administrative expenses.

Asset Impairment and Other Charges (Credits), Net. Asset impairment and other charges (credits) of $(0.2) million were recorded during the third quarter of 2008 as compared with $0.2 million during the third quarter of 2007. Asset impairment and other charges (credits) for the third quarter of 2008 included an insurance reimbursement of $1.0 million related to flooding in our Brazil banana operations that occurred during the second quarter of this year and net gains of $1.0 million primarily related to the previously announced decision to exit all production activities in Hawaii in 2006 in the other fresh produce segment, partially offset by $1.8 million of contract termination costs in the U.K. principally related to the banana segment. During the third quarter of 2007, Asset impairment and other charges (credits) related to assets held for sale in the other fresh produce segment.

Operating Income. Operating income for the third quarter of 2008 increased by $12.0 million from $25.9 million in the third quarter of 2007 to $37.9 million for the third quarter of 2008. The increase in operating income was principally due to higher gross profit.

Interest Expense. Interest expense decreased by $2.3 million from $6.4 million for the third quarter of 2007 to $4.1 million for the third quarter of 2008, as a result of lower interest rates partially offset by higher average debt balances.

Other Income (Expense), Net. Other income (expense), net, was an expense of $2.4 million for the third quarter of 2008 as compared with income of $7.3 million for the third quarter of 2007, a decrease of $9.7 million. This decrease in Other income (expense), net, was principally attributable to foreign exchange losses combined with reduced gains from sale of assets during the third quarter of 2008.

Provision for (Benefit from) Income Taxes. Provision for (benefit from) income taxes increased from a benefit of $2.3 million in the third quarter of 2007 to a provision of $2.6 million for the third quarter of 2008, an increase of $4.9 million. During the third quarter of 2007, we recorded a benefit of $5.7 million due primarily to the reversal of uncertain tax positions for the settlement of tax audits. In addition, we experienced higher taxable earnings in certain foreign jurisdictions during the third quarter of 2008.

First Nine Months of 2008 Compared with First Nine Months of 2007

Net Sales. Net sales for the first nine months of 2008 were $2,700.0 million compared with $2,517.3 million for the first nine months of 2007. The increase in net sales of $182.7 million was primarily attributable to higher net sales of bananas, prepared food, and other products and services partially offset by lower net sales of other fresh produce. Banana net sales increased by $164.6 million primarily due to higher per unit sales prices in all regions and higher sales volume in North America and the Middle East combined with favorable exchange rates in Europe. The Caribana acquisition contributed to the increase in banana sales volume in North America. Net sales of prepared food increased $22.0 million primarily due to increased sales of canned pineapple as a result of industry production shortages in Thailand and the Philippines, favorable exchange rates and higher net sales in our Jordanian poultry and prepared meat business. Net sales of other products and services increased by $19.9 million primarily due to increased sales in the Argentina grain business. Net sales of other fresh produce decreased by $23.8 million principally due to lower net sales of melons, vegetables, potatoes and tomatoes, partially offset by increased sales of gold pineapples and non-tropical fruit. Melon net sales decreased due to lower sales volumes that resulted primarily from unfavorable growing conditions in Central and North America. Net sales of vegetables, tomatoes and potatoes decreased primarily due to lower sales volume resulting from continuing product rationalization in North America and the salmonella outbreak in the U.S. originally linked to tomatoes. Net sales of gold pineapples increased as a result of a 6% increase in sales volume primarily as a result of the Caribana acquisition, combined with a 3% increase in per unit sales prices. Non-tropical fruit net sales increased principally as a result of higher per unit sales prices.

Cost of Products Sold. Cost of products sold was $2,424.5 million for the first nine months of 2008 compared with $2,230.8 million for the first nine months of 2007, an increase of $193.7 million. This increase in cost of products sold was primarily attributable to higher fruit costs resulting from increased input prices and procurement costs combined with a negative foreign exchange impact as currencies in producing countries strengthened against the U.S. dollar, as well as increased ocean freight that resulted primarily from higher fuel prices, vessel operating expenses and charter rates. Also contributing to the increase in cost of products sold was a 4% increase in sales volume.

Gross Profit. Gross profit was $275.5 million for the first nine months of 2008 compared with $286.5 million for the first nine months of 2007, a decrease of $11.0 million. The decrease in gross profit was attributable to lower gross profit on other fresh produce of $45.3 million and lower gross profit on prepared food of $3.0 million, partially offset by higher gross profit on bananas of $36.3 million and higher gross profit on other products and services of $1.0 million.

Gross profit on the other fresh produce segment decreased principally as a result of lower gross profit on fresh-cut products, gold pineapples and melons. Gross profit on fresh-cut products decreased principally as a result of a 17% increase in cost due to higher production costs as a result of labor shortages in North America and higher input costs. Gross profit on gold pineapples decreased due to a 14% increase in per unit fruit costs that resulted from higher input and procurement costs and ocean freight costs. Gross profit on melons decreased principally due to a reduction in sales volume that resulted from poor production conditions in North and Central America which contributed to an 10% increase in cost.

Gross profit on prepared food decreased principally as a result of higher production and transportation costs and as a result of our decision to market our prepared food products through independent distributors in the U.K., Italy and Belgium, which was offset by lower selling, general and administrative expenses as indicated below.

Gross profit on bananas increased primarily due to higher per unit selling prices and sales volumes in North America and the Middle East combined with favorable exchange rates in Europe and Asia, partially offset by higher input and procurement prices and ocean freight costs. On a per unit basis, worldwide banana pricing increased 14% while fruit costs increased 11%.

Gross profit on other products and services increased principally as a result of improvements in the Argentina grain business.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $7.8 million from $131.3 million for the first nine months of 2007 to $123.5 million for the first nine months of 2008. The decrease was primarily due to lower selling and marketing expenses in Europe as a result of our decision to market our prepared food products through independent distributors in the U.K., Italy and Belgium.

Asset Impairment and Other Charges, Net. Asset impairment and other charges of $16.0 million were recorded during the first nine months of 2008 compared with $2.2 million for the first nine months of 2007. Asset impairment and other charges for the first nine months of 2008 principally included asset impairments of $8.5 million, net of insurance reimbursement related to flood damage in our Brazil banana operations, $9.5 million related to the closure of an under-utilized distribution center in the U.K. related to the banana segment and the previously announced closure of the beverage production operation in the U.K. related to the prepared food segment and a net gain of $2.1 million related to the other fresh produce segment as a result of the decision to exit pineapple production activities in Hawaii in 2006. This net gain consisted principally of amortization of prior service credits for the U.S. based post-retirement health plan that resulted from employee turnover and actuarial gains.

Included in the $2.2 million for the first nine months of 2007 were $5.3 million in asset impairment charges related to assets held for sale and $0.4 million related to exit activities in Europe included in the prepared food segment. In addition, as a result of the decision to exit all pineapple production activities in Hawaii in 2006, the Company recorded a net gain of $3.5 million during the first nine months of 2007 related to the other fresh produce segment. This net gain consists principally of a curtailment gain related to the U.S. based post-retirement health plan.

Operating Income. Operating income for the first nine months of 2008 decreased by $17.0 million to $136.0 million compared with $153.0 million for the first nine months of 2007. The decrease in operating income was principally due to lower gross profit and higher asset impairment and other charges, partially offset by lower selling, general and administrative expenses.

Interest Expense. Interest expense decreased by $13.6 million to $10.0 million for the first nine months of 2008 compared with $23.6 million for the first nine months of 2007, reflecting lower average debt balances and interest rates.

Other Income (Expense), Net. Other income (expense), net, was $12.5 million for the first nine months of 2008 as compared with $11.4 million for the first nine months of 2007. The increase in other income, net for the first nine months of 2008 as compared with the first nine months of 2007 was principally attributable to higher foreign exchange gains partially offset by reduced gains from sale of assets.

Provision for (Benefit from) Income Taxes. Provision for (benefit from) income taxes increased from a benefit of $3.0 million for the first nine months of 2007 to a provision of $5.0 million for the first nine months of 2008, an increase of $8.0 million. The provision for income taxes for the first nine months of 2007 includes a benefit of $10.5 million primarily due to the reversal of uncertain tax positions for the settlement of tax audits. In addition, we experienced higher taxable earnings in certain foreign jurisdictions during the first nine months of 2008.

Seasonality

Interim results are subject to significant variations and may not be indicative of the results of operations that may be expected for the entire 2008 year.

Risk Factors

There have been no material changes in the risk factors as previously disclosed in Fresh Del Monte’s annual report on Form 20-F for the year ended December 28, 2007.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 11. Quantitative and Qualitative Disclosures About Market Risk of our annual report on Form 20-F for the year ended December 28, 2007.

Item 4.	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 26, 2008. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to record, process, summarize and report within the time period specified in the SEC rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the quarter ended September 26, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See note 10, “Litigation”, to the consolidated financial statements, Part I, Item 1 included herein.

Item 1A.	Risk Factors

There have been no material changes in the risk factors from the information provided in Item 3. Key Information of our annual report on Form 20-F for the year ended December 28, 2007.

Item 6.	Exhibits

31.1*	Certification of Chief Executive Officer filed pursuant to 17 CFR 240.13a-14(a).

31.2*	Certification of Chief Financial Officer filed pursuant to 17 CFR 240.13a-14(a).

32*	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 17 CFR 240.13a-14(b) and 18 U.S.C. Section 1350.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fresh Del Monte Produce Inc.

Date: October 28, 2008	By:	/s/ Hani El-Naffy
Hani El-Naffy
President & Chief Operating Officer

	By:	/s/ Richard Contreras
Richard Contreras
Senior Vice President & Chief Financial Officer

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer filed pursuant to 17 CFR 240.13a-14(a).

31.2	Certification of Chief Financial Officer filed pursuant to 17 CFR 240.13a-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 17 CFR 240.13a-14(b) and 18 U.S.C. Section 1350.