Form 10-K
period 2008-12-26
FRESH DEL MONTE PRODUCE INC
filed 2009-02-24
CIK 1047340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 1-14706

FRESH DEL MONTE PRODUCE INC.

(Exact Name of Registrant as Specified in Its Charter)

The Cayman Islands	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S Employer Identification No.)

c/o Walkers Corporate Services Limited Walker House, 87 Mary Street George Town, Grand Cayman, KY1-9002 Cayman Islands	N/A
(Address of Registrant’s Principal Executive Offices)	(Zip Code)

(305) 520-8400

(Registrant’s telephone number including area code)

Please send copies of notices and communications from the Securities and Exchange Commission to:

c/o Del Monte Fresh Produce Company

241 Sevilla Avenue

Coral Gables, Florida 33134

(Address of Registrant’s U.S. Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Ordinary Shares, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Securities for which there is a reporting obligation pursuant to Section 15(d) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of Ordinary Shares held by non-affiliates at June 27, 2008, the last business day of the registrant’s most recently completed second quarter, was $967,072,660 based on the number of shares held by non-affiliates of the registrant and the reported closing price of Ordinary Shares on June 27, 2008 of $23.25. The registrant does not have non-voting common stock outstanding.

As of February 13, 2009, there were 63,553,211 Ordinary Shares of Fresh Del Monte Produce Inc. issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the 2009 Annual General Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year are incorporated by reference in Part III of this report.

Forward-Looking Statements

In this Annual Report (the “Report”), references to “$” and “dollars” are to United States dollars. References in this Report to Fresh Del Monte, “we”, “our” and “us” refer to Fresh Del Monte Produce Inc. and its subsidiaries, unless the context indicates otherwise. Percentages and certain amounts contained herein have been rounded for ease of presentation. Any discrepancies in any table between totals and the sums of amounts listed are due to rounding. As used herein, references to years ended 2006 through 2008 are to fiscal years ended December 29, 2006, December 28, 2007 and December 26, 2008, respectively.

This Report, information included in future filings by us and information contained in written material, press releases and oral statements, issued by or on behalf of us contains, or may contain, statements that constitute forward-looking statements. In this Report, these statements appear in a number of places and include statements regarding the intent, belief or current expectations of us or our officers (including statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates” or similar expressions) with respect to various matters, including without limitation (i) the impact of the current global recessionary environment, which could persist throughout and beyond 2009, including our ability to command premium prices for certain of our principal products, (ii) the impact of governmental initiatives in the United States and abroad to stabilize the financial markets and spur economic activity, including the effects of significant government monetary or other market interventions on inflation, price controls and foreign exchange rates, (iii) our anticipated cash needs in light of our liquidity and financing plans, including the availability and terms of debt financing if credit markets remained constrained, (iv) the continued ability of our distributors and suppliers to have access to sufficient liquidity to fund their operations, (v) our ability to successfully integrate acquisitions into our operations, (vi) trends and other factors affecting our financial condition or results of operations, including consumer demand for branded products such as ours, particularly if consumers become more price-conscious in the current economic environment, as well as anticipated price and expense levels, the impact of weather on crop quality and yields, the impact of prices for petroleum based products and the availability of sufficient labor during peak growing and harvesting seasons, (vii) our plans for expansion of our business (including through acquisitions) and cost savings, (viii) the impact of foreign currency fluctuations, (ix) the impact of competition and (x) the timing and cost of resolution of pending legal and environmental proceedings. All forward-looking statements in this Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

The forward-looking statements are not guarantees of future performance and involve risks and uncertainties. It is important to note that our actual results may differ materially from those in the forward-looking statements as a result of various factors. The accompanying information contained in this Report, identifies important factors that could cause our actual results to differ materially from those in the forward-looking statements.

The volume data included in this Report has been obtained from our records. Except for volume data for Fresh Del Monte, the market share, volume and consumption data contained in this Report have been compiled by us based upon data and other information obtained from third-party sources, primarily from the Food and Agriculture Organization of the United Nations (the “FAO”), and from our surveys of customers and other company-compiled data. Except as otherwise indicated, volume data contained in this Report is shown in millions of 40-pound equivalent boxes.

PART I

Item 1.	Business

History and Development of Fresh Del Monte

Our legal name is Fresh Del Monte Produce Inc., and our commercial name is Del Monte Fresh Produce. We are an exempted holding company, incorporated under the laws of the Cayman Islands on August 29, 1996. At December 26, 2008, the close of our most recent fiscal year, we were 26.7% owned by IAT Group Inc. (“IAT”), which was in turn 100% beneficially owned by members of the Abu-Ghazaleh family. At that date, members of the Abu-Ghazaleh family directly owned 7.7% of our outstanding ordinary shares.

On February 20, 2009, each of the Abu-Ghazaleh family members entered into a repurchase agreement with IAT, pursuant to which IAT repurchased a substantial majority of its ordinary shares held by the family in exchange for a pro-rata distribution of a portion of its assets, which consists entirely of our ordinary shares. After giving effect to this transaction, IAT owned 6.7% of our ordinary shares and members of the Abu-Ghazaleh family directly own 27.3% of our outstanding ordinary shares. We expect that IAT will repurchase the remainder of its outstanding ordinary shares in the first quarter of 2009 (other than a single share to be held by Mr. Mohammad Abu-Ghazaleh pending liquidation of IAT) in exchange for a distribution of the remainder of our ordinary shares owned by IAT. Once this repurchase is complete, members of the Abu-Ghazaleh family will hold all of their interest in the Company directly.

Our principal executive office is located at Walker House, 87 Mary Street, George Town, Grand Cayman, KY1-9002, Cayman Islands. The address of our U.S. executive office is located at c/o Del Monte Fresh Produce Company, 241 Sevilla Avenue, Coral Gables, Florida 33134. Our telephone number at our U.S. executive office is (305) 520-8400. Our Internet address is http://www.freshdelmonte.com. The electronic version of this Annual Report on Form 10-K, along with other information about us and our operations, financial information, other documents filed with the Securities and Exchange Commission (the “SEC”) and other useful information about us can be found on our Web site. Information on our Web site is not a part of this Report on Form 10-K.

Our global business, conducted through subsidiaries, is primarily the worldwide sourcing, transportation and marketing of fresh and fresh-cut produce together with prepared food products in Europe, Africa and the Middle East. We source our products (bananas, pineapples, melons, tomatoes, grapes, apples, pears, peaches, plums, nectarines, cherries and kiwi) primarily from Central and South America, Africa and the Philippines. We also source products from North America and Europe. We distribute our products in North America, Europe, Asia, the Middle East, North Africa and South America. Our products are sourced from company-owned farms, through joint venture arrangements and through supply contracts with independent growers.

On June 6, 2008, we acquired all of the shares of Desarollo Agroindustrial de Frutales, S.A., a producer of high quality bananas in Costa Rica; all of the shares of Frutas de Exportacion, S.A., a major producer of gold pineapples in Costa Rica; and all of the shares of an affiliated sales and marketing company, collectively known as “Caribana”. The purchase price for Caribana was $403.0 million plus $2.9 million for acquisition related expenses, financed with $88.5 million in cash on hand and drawings under our syndicated revolving credit facility (the “Credit Facility”). As a result of this acquisition, our land holdings in Costa Rica increased by approximately 13,000 hectares of quality farm land producing approximately 13 million boxes of bananas and 11 million boxes of gold pineapples annually. We also acquired state-of-the-art packing facilities, as well as modern farming equipment. Caribana’s extensive production area substantially increases our presence in the banana market and further strengthens our number one position in the gold pineapple market. The close proximity of Caribana’s production and packing operations to our existing farms provides the potential for significant operating efficiencies and synergies. This transaction positions us to capitalize on the growing global demand for fresh produce and rapidly expand our reach into existing and new markets.

On June 27, 2008, we acquired certain operating assets, excluding land, of Melones de Costa Rica, S.A. (“MCR”). MCR is a 50% owned unconsolidated subsidiary that produces melons for us in Costa Rica. MCR continues to own the land which is leased to us on a long-term basis. This transaction provides us more control of production and secures this melon volume. Total area under production is approximately 2,300 hectares with an estimated annual production of three million boxes. The purchase price was approximately $8.3 million of which $3.8 million was paid during the third quarter of 2008 using operating cash flows and available borrowings under the Credit Facility and the remaining $4.5 million will be paid in 2009.

During the third quarter of 2008, we acquired two additional melon operations in Guatemala. The assets acquired comprised principally farming equipment, packing sheds and materials and supplies inventory. This transaction complements our existing melon operations in Guatemala by increasing our production capabilities and provides the potential for increased operating efficiencies and synergies combined with close proximity to the U.S. market. Total area under production is approximately 1,500 hectares producing two crops annually on leased land with an estimated annual production of 4.5 million boxes. The purchase price was $13.9 million of which $8.9 million was paid using operating cash flows and available borrowings under the Credit Facility and the remaining $5.0 million will be paid in 2009.

Our capital expenditures totaled $101.5 million in 2008, consisting of $59.4 million principally for distribution centers in Saudi Arabia and South Korea and for expansion of production facilities in the Philippines, Guatemala and Brazil related to the banana segment, $23.1 million principally for expansion of production facilities in Costa Rica, the Philippines and Chile related to the other fresh produce segment and $19.0 million principally for production facilities in Jordan and Kenya related to the prepared food segment. Our capital expenditures for 2007 consisted of $81.4 million primarily for expansion of distribution and manufacturing facilities in the Middle East and expansion of production facilities in Kenya, Brazil and the Philippines. Our capital expenditures for 2006 consisted primarily of new distribution and manufacturing facilities in the Middle East and expansion of production operations in the Philippines, Brazil, Chile and Kenya for a total of $102.1 million. Principal capital expenditures planned for 2009 consist of expansion of our distribution facilities in the Middle East and expansion of our production facilities in Costa Rica, Guatemala and Kenya. We expect to fund our planned capital expenditures of approximately $120.0 million in 2009 through operating cash flows and borrowings under credit facilities.

Business Overview

We are one of the world’s leading vertically integrated producers, marketers and distributors of high-quality fresh and fresh-cut fruit and vegetables, as well as a leading producer and distributor of prepared fruit and vegetables, juices, beverages and snacks in Europe, Africa and the Middle East. We market our products worldwide under the DEL MONTE® brand, a symbol of product innovation, quality, freshness and reliability since 1892. Our global sourcing and logistics network allows us to provide regular delivery of consistently high quality fresh produce, juices, beverages, processed fruit and vegetables and value-added services to our customers.

We have leading market positions in key fresh produce categories. We believe we are:

•	the number one marketer of fresh pineapples worldwide, including our Del Monte Gold ® Extra Sweet pineapple, with an estimated market share in excess of 30% in 2008;

•	a leading marketer of branded melons in the United States and the United Kingdom;

•	a leading marketer of fresh-cut fruit in the United States;

•	the third largest marketer of bananas worldwide, with an estimated 14% market share in 2008;

•	a leading re-packer of tomatoes in the United States with an estimated 4% market share in 2008;

•	a leading year-round marketer of branded grapes in the United States;

•	a leading marketer of branded non-tropical fruit in selected markets;

•	a leading marketer for canned fruit and pineapple in many Western European markets; and

•	a leading marketer of ambient (i.e. unrefrigerated) juices and juice drinks in the U.K. market.

We source and distribute our products on a global basis. Our products are grown primarily in Central and South America, Africa and the Philippines. We also source products from North America and Europe. Our products are sourced from company-controlled farms and independent growers. We transport our fresh produce to markets using our fleet of 21 owned and 11 chartered refrigerated vessels, and we operate four port facilities in the United States. At year-end 2008, we operated 44 distribution centers, generally with cold storage and ripening facilities in our key markets worldwide, including the United States, the United Kingdom, Germany, Japan, South Korea, Hong Kong, Poland and the United Arab Emirates. We also operate a total of 13 fresh-cut facilities in the United States, the United Kingdom, Japan and the United Arab Emirates, some of which are located within our distribution centers. Through our vertically integrated network, we manage the transportation and distribution of our products in a continuous temperature-controlled environment. This enables us to preserve quality and freshness, and to optimize product shelf life, while ensuring timely and year-round distribution. Furthermore, our position as a volume producer and shipper of bananas allows us to lower our average per-box logistics cost and to provide regular deliveries of our premium fresh fruit to meet the increasing demand for year-round supply.

We market and distribute our products to retail stores, food clubs, wholesalers, distributors and foodservice operators in more than 90 countries around the world. North America is our largest market, accounting for 46% of our net sales in 2008. Europe, Asia and the Middle East regions are our other major markets, accounting for 30%, 12% and 8% of our net sales in 2008, respectively. Our distribution centers and fresh-cut facilities address the growing demand from supermarket chains, club stores, mass merchandisers and independent grocers to provide value-added services, including the preparation of fresh-cut produce, ripening, customized sorting and packing, just-in-time and direct-store-delivery and in-store merchandising and promotional support. Large national retail chains are increasingly choosing fewer suppliers – ones that can serve all of their needs on a national basis – and there is a significant opportunity for a company with a full fresh and fresh-cut produce line, a well recognized brand, a consistent supply of quality produce and national distribution network to become the preferred supplier to these large retail customers. We believe that we are uniquely positioned to become this preferred supplier, and our goal is to achieve this status by creating a leading position in fresh-cut produce, expanding our banana, pineapple and melon business and diversifying our other fresh produce selections. Over the past four years, we have transformed our company from a fresh and fresh-cut produce company into a multinational prepared food company with a product line that now includes prepared fruit and vegetables, juices, beverages and snacks in Europe, Africa and the Middle East.

Our strategy is focused on a combination of maximizing revenues from our existing infrastructure, entering new markets and strict cost control initiatives. We plan to continue to capitalize on the growing global demand for fresh produce and expand our reach into existing and new markets. We expect sales growth of fresh produce in key markets by increasing sales volume and per unit sales prices as permitted by market conditions. Our Caribana and melon farms acquisitions have substantially increased our own production capability of bananas, pineapples and melons and provide the potential for significant operating efficiencies and synergies. In addition, our number one position in the gold pineapple market has been further strengthened. We plan additional investments in growth markets, such as the Middle East, by adding distribution facilities and expanding our value-added services. We also plan to increase production in our Dubai fresh-cut facility and expand the processed meat product offerings from our new Jordan meat plant into other regional markets.

Products Sourcing and Production

Our products are grown and sourced primarily in Central and South America, Africa and the Philippines. We also source products from North America and Europe. In 2008, 46% of the fresh produce we sold was grown on company-controlled farms and the remaining 54% was acquired through supply contracts with independent growers.

We produce, source, distribute and market a broad array of fresh produce throughout the world, primarily under the DEL MONTE® brand, as well as under other proprietary brands, such as UTC® and Rosy®. We also produce, distribute and market prepared fruits and vegetables, juices, beverages and snacks under the DEL MONTE® brand, as well as other proprietary brands, such as Fruit Express™, Just Juice®, Fruitini®, and other regional trademarks in Europe, Africa and the Middle East.

The following table indicates our net sales by product for the last three years:

	Years ended
	December 26, 2008		December 28, 2007		December 29, 2006
	(U.S. dollars in millions)
Net sales by product category:
Bananas	$1,420.2	40%	$1,199.0	35%	$1,112.5	35%

Other fresh produce:
Gold pineapples	458.2	13%	428.7	13%	395.6	12%
Fresh-cut produce	319.2	9%	328.8	10%	337.4	10%
Non-tropical fruit	286.1	8%	273.8	8%	256.0	8%
Melons	221.1	6%	250.9	7%	243.4	8%
Tomatoes	140.0	4%	156.9	5%	175.1	5%
Vegetables	78.8	2%	107.1	3%	133.4	4%
Other fruit	56.4	2%	68.7	2%	81.3	3%

Total other fresh produce	1,559.8	44%	1,614.9	48%	1,622.2	50%

Prepared food	412.4	12%	429.4	13%	367.5	11%
Other products and services	138.6	4%	122.2	4%	112.1	4%

Total	$3,531.0	100%	$3,365.5	100%	$3,214.3	100%

See Note 22, “Business Segment Data”, to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data for further information.

Bananas

Bananas are the leading internationally traded fresh fruit in terms of volume and dollar sales and the best-selling fresh fruit in the United States. Europe and North America are the world’s largest banana markets and Asia is the third largest market. According to the latest published statistics from the Food and Agriculture Organization of the United Nations (“FAO”), in 2006, Europe, North America, Asia and the Middle East consumed 17.3, 9.5, 4.2 and 1.8 billion pounds of bananas, respectively. Bananas are a key produce department product due to their high turnover and the premium margins realized by grocers.

Bananas have a relatively short growing cycle and are grown in tropical locations with humid climates and heavy rainfall, such as Central and South America, the Caribbean, the Philippines and Africa. Bananas are grown throughout the year in these locations, although demand and prices fluctuate based on the relative supply of bananas and the availability of seasonal and alternative fruit.

We believe that we are the world’s third largest marketer of bananas with an estimated 14% market share in 2008. Our banana sales in North America, Europe, Asia and the Middle East accounted for approximately 41%, 28%, 21% and 9% of our net sales of bananas in 2008, respectively. We produced 37% of the banana volume we sold in 2008 on company-controlled farms, and we purchased the remainder from independent growers. As a result of our Caribana acquisition, on an annualized basis, we have increased our total company-controlled banana volume by approximately 34%.

Bananas are the best-selling fresh produce item, as well as a high margin product for many of our customers. Accordingly, our ability to provide our customers with a year-round supply of high quality DEL MONTE® bananas is important to maintaining our existing customer relationships and attracting new customers. Our position as a volume shipper of bananas has also allowed us to make regular shipments of a wide array of other fresh produce, such as pineapples, melons and plantains, reducing our average per-box logistics costs and maintaining higher quality produce with a longer shelf life.

We produce bananas on company-controlled farms in Costa Rica, Guatemala, Brazil, Cameroon, and the Philippines and we purchase bananas from independent growers in Costa Rica, Ecuador, Colombia, Guatemala and the Philippines. Although our supply contracts are primarily long-term, we also make purchases in the spot market, primarily in Ecuador. In Ecuador and Costa Rica, there are minimum export prices for the sale of bananas, which are established by the respective governments and reviewed by them on a periodic basis.

Due in part to limitations in the Philippines on foreign ownership of land, we purchase the majority of bananas in the Philippines through long-term contracts with independent growers. Approximately 75% of our Philippine-sourced bananas are supplied by one grower, representing 16% of the supplier’s industry volume in 2008. In the Philippines, we have leased approximately 3,000 hectares of land where we have planted Highland bananas for the Asia market.

Gold Pineapples

Pineapples are grown in tropical and sub-tropical locations, including the Philippines, Costa Rica, Hawaii, Thailand, Malaysia, Brazil, Indonesia and various countries in Africa. In contrast to bananas, pineapples have a long growing cycle of 18 months, and require re-cultivation after one to two harvests. Pineapple growing thus requires a higher level of capital investment, as well as greater agricultural expertise.

While there are many varieties of pineapple, historically the principal variety was the Champaka pineapple, which is the traditional conical shaped pineapple with a light yellow flesh. The success of the premium pineapples, such as our Del Monte Gold® Extra Sweet pineapple, which has enhanced taste, golden shell color, bright yellow flesh and higher vitamin C content has replaced the Champaka and other traditional pineapple varieties in popularity and demand and has led to increased competition.

Since the introduction of our Del Monte Gold® Extra Sweet pineapple, our share of the worldwide fresh pineapple market has grown significantly and currently we believe we have in excess of 30% of the worldwide market share with slightly higher volumes this year. This market share excludes the pineapple we sell in the fresh-cut format. Pineapple sales in North America, Europe, Asia and the Middle East accounted for 50%, 33%, 15% and 2% of our net sales of pineapples in 2008, respectively.

From 1996 to 2008, our volume of the Del Monte Gold® Extra Sweet pineapple increased from two and a half million boxes to 25 million boxes. Based on FAO data, for the 10 year period from 1996 to 2006, the volume of pineapple sales in the United States, Europe, Asia and the Middle East has increased by 383%, 180%, 75% and 261%, respectively. We believe that a substantial portion of this growth is due to our introduction of the Del Monte Gold® Extra Sweet pineapple. As a result of our Caribana acquisition and our continued expansion of existing pineapple operations, we expect to continue to increase the sales volume of our extra sweet pineapples in the near future with extra sweet pineapples grown in Costa Rica and the Philippines.

The principal production and procurement areas for our gold pineapples are Costa Rica, Brazil and the Philippines. Given the complexity of pineapple cultivation relative to our bananas, a higher percentage of the fresh pineapples we sell (82% by volume in 2008) are produced on company-controlled farms. Our Caribana acquisition has increased our total company-controlled Del Monte Gold® Extra Sweet pineapple volume by approximately 35% on an annualized basis.

Fresh-Cut Produce

Fresh-cut produce first gained prominence in many U.S. and European markets with the introduction of washed and cut vegetables. While packaged salads continue to lead the category of fresh-cut produce sales, the category has expanded significantly to include gold extra sweet pineapple, assorted melons, mango, grapes, citrus and assorted vegetable produce items that are washed, cut and packaged in a ready-to-use form. Market expansion has been driven largely by consumer demand for fresh, healthy and ready-to-eat food alternatives, as well as significant demand from foodservice operators. Within this market, we believe that there will be increasing differentiation between companies active primarily in the packaged salad market and other companies, like us, that can offer a wide variety of fresh-cut fruit and vegetable items.

The majority of fresh-cut produce is sold to consumers through retail store and club store settings, as well as non-conventional settings such as convenience stores, gas stations and airports. We believe that outsourcing by food retailers will increase, particularly as food safety regulations become more stringent and retailers demand more value-added services. This trend should benefit large branded suppliers like us, who are better positioned to invest in fresh-cut facilities and to service regional and national chains and foodservice operators, as well as supercenters, mass merchandisers and club stores. We also believe that large branded suppliers will benefit from merchandising, branding and other marketing strategies for fresh-cut products, similar to those used for branded processed food products, which depend substantially on product differentiation.

We believe that the fresh-cut produce market continues to be one of the fastest-growing categories in the fresh produce segment, largely due to consumer trends favoring healthy and conveniently packaged ready-to-eat foods. We established a platform in this industry through acquisitions and by building upon our existing fresh-cut pineapple business. We believe that our experience in this market, coupled with our sourcing and logistics capabilities and the DEL MONTE® brand, have enabled us to achieve a leading position in this highly fragmented market. Based on the latest supermarket scan data as supplied by an independent market data provider for 2008, we believe that we are now the market leader in branded fresh-cut fruit in the United States. Our fresh-cut fruit products include pineapple, melons, grapes, citrus, apples, mango, kiwi and other fruit items. The fruit we use in our fresh-cut operations are sourced within our integrated system of company-controlled farms and from GAP-certified (good agricultural practices) independent growers. We also offer fresh-cut vegetables for prepared salads, such as coleslaw and potato salad. We purchase all of our vegetables for these purposes from GAP-certified independent growers in the United States and in Europe. Our purchase contracts for both fruit and vegetables are typically short-term but vary by produce item. Our fresh-cut products are sold in the United States, the United Kingdom, the Middle East and Japan.

Non-Tropical Fruit

Non-tropical fruit includes grapes, apples, pears, peaches, plums, nectarines, apricots, avocados and kiwis. Generally, non-tropical fruit grows on trees, bushes or vines that shed their leaves seasonally. Approximately 44% of our non-tropical fruit net sales are from the sale of grapes. Fresh grapes are a favorite quick, easy and healthy snack among consumers young and old. In addition to their delicious taste, a growing body of research on fresh grapes suggests that grapes may offer significant health benefits as well. Fresh grapes are a well-known fruit worldwide, fitting into almost any lifestyle. Based on recent study by the United States Department of Agriculture (“USDA”), Economic Research Service, since 1992, fresh grape consumption has grown 13% in the United States and, on average, Americans now consume 8.0 pounds of fresh grapes each year. Fresh grapes are also processed for the production of wine, raisins, juices and canned products. The higher production cost and higher product value of fresh grapes result from more intensive production practices than are required for grapes grown for processing. While California supplies the majority of total grape volumes, imports have made fresh grapes available year-round in the United States, with shipments mostly from Chile. Most U.S. production is marketed from May to October. Chilean grapes dominate the market from December to April.

We sell a variety of non-tropical fruit, including all of the types referred to above. Non-tropical fruit sales in North America, Europe, the Middle East, Asia and South America accounted for approximately 61%, 13%, 10%, 10% and 6% of our total net sales of non-tropical fruit in 2008, respectively. We obtain our supply of non-tropical fruit from company-owned farms in Chile and from independent growers in Chile, the United States, Mexico, Spain, Italy, and New Zealand. In Chile, we purchase non-tropical fruit from independent growers and also produce a variety of non-tropical fruit on approximately 6,400 acres of company-owned or leased land. In Spain, we have our own sourcing operations, ensuring a consistent supply of high quality non-tropical fruit during the growing season. Purchase contracts for non-tropical fruit are typically made on an annual basis.

Melons

Based on FAO data, for the 10 year period from 1996 to 2006, the volume of imports of cantaloupes and other melons has significantly increased in North America and in the Middle East. Melons are one of the highest volume fresh produce items, and this category includes many varieties, such as cantaloupe, honeydew and watermelon. During the summer and fall growing seasons in the United States and Europe, demand is met in large part by local suppliers of unbranded or regionally branded melons. By contrast, in North America and Europe, imports significantly increase, and melons command premium pricing from October to May. Melons are grown in temperate and tropical locations and have a relatively short growing cycle.

We sell a variety of melons including cantaloupe, honeydew, watermelon and specialty melons, which we introduced to meet the different tastes and expectations of consumers in Europe. Cantaloupes represented over 76% of our melon sales volume in 2008. We are a significant producer and distributor of melons from October to May in North American and European regions by sourcing melons from our company-controlled farms and independent growers in Central and South America, where production generally occurs during this period. Melons sold in North America and Europe from October to May generally command a premium price due to the relative scarcity of melons and alternative fruit. Melon sales in North America and Europe accounted for 74% and 25% of our net sales of melons in 2008, respectively. In terms of volume, we produced 81% of the melons we sold in 2008 on company-controlled farms and purchased the remainder from independent growers.

We are able to provide our customers with a year-round supply of melons from diverse sources. For example, we supply the North American market during its summer season with melons from Arizona, California and the East Coast of the United States, and we supply the European market during its summer season with melons from Spain.

We have devoted significant research and development efforts towards maintaining our expertise in melons, especially cantaloupes. Melon crop yields are highly sensitive to weather conditions and are adversely affected by high levels of precipitation during the growing period of the fruit. We have developed specialized melon growing technology that we believe has reduced our exposure to the risk of intemperate weather conditions and significantly increased our yields.

Tomatoes

The United States is one of the largest producers of tomatoes in the world, ranking second only to China. Mexico and Canada are also important suppliers of fresh tomatoes within North America. Based on USDA statistics, annual per capita consumption of fresh tomatoes in the United States has increased by 8.6% over the past decade to approximately 20 pounds per person. Based on an industry publication, fresh tomatoes remain a top performer for food retailers, generating approximately 6.8% of a retailers produce sales.

We source our fresh tomatoes mainly from the United States, Mexico and Canada. The tomato category is highly fragmented with many suppliers, re-packers and wholesalers in various geographic regions of the United States. We believe that we have approximately 4% market share in 2008. As a high volume item, tomatoes are important for our network of distribution and re-packing facilities. This product category allows us to add value through leveraging our purchase volumes to reduce costs and perform the sorting, packaging and custom labeling locally, in addition to delivering on a just-in-time basis to retail chains and foodservice customers. With our fresh-cut fruit and vegetable facilities, we can add additional value by incorporating tomatoes into our consumer packaged products.

Vegetables

We distribute and market a variety of vegetables including mainly potatoes, onions, bell peppers and cucumbers. While we sell bulk product, we also use our size and distribution network to find opportunities to add value such as sorting and packaging. We source our vegetables from independent growers in North and Central America.

Other Fruit

We produce, distribute and market a variety of other fruit, including strawberries, plantains and mangos, as well as various other varieties of fruit. We source these other fruit items from company-controlled farms and independent growers in Costa Rica, Colombia, Guatemala and the United States.

Prepared Food

We have a royalty-free perpetual license to use the Del Monte trademark in connection with the production, manufacture, sale and distribution of prepared foods and beverages in over 100 countries throughout Western, Eastern and Central Europe, Africa and the Middle East. Del Monte has operated in Europe for over 75 years, is the premier brand associated with fruit-based or fruit-derived products and is the leading brand for canned fruit and pineapple in many Western European markets. Del Monte has had a presence in the United Kingdom, the largest market, since 1926 and is perceived to be a quality brand with high consumer awareness. Del Monte has a reputation with both consumers and retailers for value, quality and reliability.

We produce, distribute and market prepared pineapple, peaches, apricots, fruit cocktail, pears, tomatoes and other fruit and vegetables. Our deciduous prepared food products, which include peaches, apricots, pears and fruit cocktail are principally sourced from our own facilities in Greece and South Africa. Our tomato products are sourced from our own facilities in Greece together with independent producers in Europe and the Middle East. Our prepared pineapple products are primarily sourced from our own facility in Kenya and are also sourced under a long-term supply agreement with an independent producer in the Philippines. These products are sold primarily under the DEL MONTE® label and under the buyers’ own label for major retailers. We also distribute and market beverages including ambient juices and juice drinks as well as various snacks. In 2007, beverages were sourced from our own facilities in the United Kingdom and from independent producers. During the first quarter of 2008, we discontinued beverage production in our Kings Lynn, facility in the United Kingdom and outsourced this production. We believe that outsourcing the production of our beverage products will reduce costs and increase our competitiveness in the U.K. market. We also produce and market industrial products that are composed of fruit that has been processed in our production facilities in the form of purees, pulps and concentrates for further processing (yogurt, cake manufacture, pizza, etc.) and for sale to the foodservice industry worldwide. We expect to continue investing in new product development to increase revenue, defend our premium price position and maintain market leadership in our product categories. In recent years, we have expanded our offerings in the snack category by offering multiple varieties and sizes of fruit in plastic pots and various frozen juice stick bars and smoothie products, targeting the convenience store and foodservice trade in selected European and Middle East markets.

Our prepared food segment also includes our Jordanian Food business. This business includes a state-of-the-art poultry farm, grain mill, a poultry processing facility and a meat processing plant in Jordan. It is the leading provider of poultry products to retail stores and foodservice operators in that country. The newly established meat processing operation provides meat products for the Jordanian market and will be exporting to other Middle East markets.

Other Products and Services

Our other products and services include our third-party ocean freight business, our third-party plastics and box manufacturing business and our Argentine grain business. Our third-party ocean freight business allows us to generate incremental revenue on vessels’ return voyages to our product sourcing locations and when space is available on outbound voyages to our major markets, which reduces our overall shipping costs. Our plastics and box manufacturing business produces bins, trays, bags and boxes. Although this business is intended mainly to satisfy internal packaging requirements, we also sell these products to third parties.

In addition, we grow grain on leased farms in Argentina, including corn. We own and operate grain silos in Argentina for the storage of our grain and that grown by third parties, which may be held for future sales.

Logistics Operations

We market and distribute our products to retail stores, foodservice operators, wholesalers and distributors in more than 100 countries around the world. As a result, we conduct complex logistics operations on a global basis, transporting our products from the countries in which they are grown to the many markets in which they are sold worldwide. Maintaining fruit at the appropriate temperature is an important factor in preventing premature ripening and optimizing product quality and freshness. Consistent with our reputation for high quality fresh produce, we must preserve our fresh fruit in a continuous temperature-controlled environment, beginning with the harvesting of the fruit in the field through its distribution to our end markets.

We have a fully integrated logistics network, which includes land and sea transportation through a broad range of refrigerated environments in vessels, port facilities, containers, trucks and warehouses. Our objective is to maximize utilization of our logistics network to lower our average per-box logistics cost, while remaining sufficiently flexible to redeploy capacity or shipments to meet fluctuations in demand in our key markets. We believe that our control of the logistics process is a competitive advantage because we are able to continuously monitor and maintain the quality of our produce and ensure timely and regular distribution to customers on a year-round basis. Because logistics costs are also our largest expense other than our cost of products, we devote substantial resources to managing the scheduling and availability of various means of reliable transportation.

We transport our fresh produce to markets worldwide using our fleet of 21 owned and 11 chartered refrigerated vessels. We believe that our fleet of owned vessels has been a cost-effective means of reducing our exposure to the volatility of the charter market. All of the 11 chartered vessels are chartered on a three-year basis. We also lease refrigerated containers under capital, rather than operating leases, which we believe is a more cost-effective means of managing our container requirements.

Our logistics system is supported by various information systems. As a vertically integrated food company, managing the entire distribution chain from the field to the customer requires the technology and infrastructure to be able to meet our customers’ complex delivery needs.

Sales and Marketing

Our sales and marketing activities are conducted by our sales force located at our sales offices worldwide and at each of our distribution centers. Our commercial efforts are supported by marketing professionals located in key markets and regional offices. A key element of our sales and marketing strategy is to use our distribution centers as a means of providing value-added services for our customers. As a result, we have made significant investments in our network of distribution centers and plan additional investments through 2009. Our planned investments in distribution centers for 2009 are primarily concentrated in the Middle East, where we believe that a strong presence will allow us to service a greater proportion of customers’ needs and to capture a greater proportion of these expanding fresh and fresh-cut produce markets. Investments in our network will include new distribution centers with banana ripening, cooling, re-packing and other value-added service facilities.

We actively support our customers through technical training in the handling of fresh produce, in-store merchandising support, joint promotional activities, market research and inventory and other logistical support. Since most of our customers carry only one branded product for each fresh produce item, our marketing and promotional efforts for fresh produce emphasize trade advertising and in-store promotions.

During 2008, one customer, Wal-Mart, Inc. (including its affiliates), accounted for approximately 13% of our total net sales. These sales are reported in our banana, other fresh produce and prepared food segments. No other customer accounted for 10% or more of our net sales. In 2008, the top 10 customers accounted for approximately 36% of our net sales.

The level of marketing investment necessary to support the prepared food business is significantly higher than that required for the fresh produce and fresh-cut fruit and vegetable business. We have utilized a variety of promotional tools to build the

DEL MONTE® brand and engage consumers in key markets in Europe, Africa and the Middle East. During 2007, we implemented a new strategy for the prepared food business in certain key European markets consisting of utilizing exclusive distributors to perform product distribution, sales and marketing activities. Under these agreements, the sales, warehousing, logistics, marketing and promotion functions are all performed by the distributor. This strategy of utilizing a single distributor per country has enabled us to significantly reduce distribution and sales and marketing expenses. In addition, we plan to expand our prepared food business by entering new markets in Eastern Europe and the Middle East and by expanding our offerings in the snack category introducing various frozen stick bars and smoothie products, targeting the convenience store and foodservice trade in selected European and Middle East markets.

North America

In 2008, 46% of our net sales were made in North America. In North America, we have established a highly integrated sales and marketing network that builds on our ability to control transportation and distribution throughout our extensive logistics network. We operate a total of 22 distribution centers and fresh-cut facilities in the United States. Our distribution centers have ripening capabilities and other value-added services. We also operate four port facilities, which include cold storage facilities.

Our logistics network provides us with a number of sales and marketing advantages. For example, because we are able to maintain the quality of our fresh produce in a continuous temperature-controlled environment, we are under less pressure to fully sell a shipment prior to its arrival at port. We are thus better able to manage the timing of our sales to optimize margins. Our ability to off-load shipments for cold storage and distribution throughout our network also improves ship utilization by minimizing in-port docking time. Our logistics network also allows us to manage our inventory among distribution centers to respond more effectively to fluctuations in customer demand in the regions we serve.

We have sales professionals in locations throughout the United States and in Canada. We sell to leading grocery stores and other retail chains, wholesalers, mass merchandisers, supercenters, foodservice operators, club stores and distributors in North America. These large customers typically take delivery of our products at the port facilities, which we refer to as FOB delivery. We also service these large customers, as well as an increasing number of smaller regional chains and independent grocers, through our distribution centers.

Europe

In 2008, 30% of our net sales were made in Europe. We distribute our products throughout Europe. In the United Kingdom, where we operate four distribution centers and two fresh-cut facilities, our products are distributed to leading retail chains, smaller regional customers as well as to wholesalers and distributors through direct sales and distribution centers. In Northern Europe, we distribute our fresh produce products through our own marketing entities with operations located in Germany and The Netherlands and our prepared food products through independent distributors in Belgium and our operations in Germany. These entities distribute our products in Germany, Austria, Benelux (Belgium, the Netherlands, and Luxembourg), Scandinavia (Denmark, Finland, Iceland, Norway and Sweden), Switzerland, Hungary and Russia. In Germany, we operate three distribution centers. In Poland, we operate two distribution centers. In Southern Europe, we distribute our fresh produce through an independent marketing company. During 2007, we restructured various prepared food operations and have transitioned to utilizing exclusive distributors to perform product distribution and sales and marketing activities in certain key European markets. Under these agreements, the sales, warehousing, logistics, marketing and promotion functions are all performed by the distributors. As a result of this restructuring plan, we significantly reduced our sales and marketing staff in the United Kingdom and closed our sales offices in Belgium and Italy. This strategy of utilizing a single distributor per country has enabled us to significantly reduce distribution, sales and marketing expenses

Middle East and North Africa

In the Middle East and North Africa markets, we distribute our products through independent distributors and company-operated distribution facilities. We recently increased our sales of Philippine-sourced bananas in the Middle East market through distributors and established our own direct sales initiatives. Our distribution/manufacturing center in Dubai, United Arab Emirates (“UAE”) is a state-of-the-art facility with just-in-time delivery capabilities that includes banana ripening and cold storage facilities, fresh-cut fruit and vegetables operations and an ultra fresh and chilled juice manufacturing operation. We plan to distribute these products in the rapidly growing UAE and to export them to other Middle East countries. We also operate a distribution center in Abu-Dhabi, UAE that includes banana ripening and cold storage facilities. In Saudi Arabia, we are in the process of an expansion program that includes the construction of three distribution centers with banana ripening and cold storage facilities. Two of the distribution centers are scheduled to be completed in 2009 and the third is planned for completion in 2010. These distribution centers are strategically located throughout the country and will provide our fresh produce products to this growing market. In addition, we market and distribute prepared food products in the UAE, Jordan, Saudi Arabia and various other Middle East and North African markets. We have recently established a presence in Egypt where we market and distribute prepared food. In Jordan, we own a state-of-the-art poultry farm, grain mill and poultry slaughter and processing facility. We believe we are the leading provider of poultry products to retail stores and foodservice operators in that country. We recently expanded the Jordanian food business with the addition of a meat processing operation that provides meat products for the local market and for export to other Middle East markets. We believe that the Middle East and North Africa markets represent an area for rapid sales development of our fresh and prepared food products. Utilizing our extensive knowledge of this region, we plan to capitalize on this opportunity with increased focus and investments in these markets.

Asia

We distribute our products in Asia through direct marketing and large distributors. Our principal markets in this region are Japan, South Korea, mainland China and Hong Kong. In Japan, we distributed approximately 87% of the products we sold in 2008 through direct sales and the remainder through Japan’s largest fresh produce wholesaler, which distributes our products on a sales commission basis. Our products are distributed from four distribution centers located at strategic ports in Japan with cold storage and banana ripening operations.

We also engage in direct sales and marketing activities in South Korea and Hong Kong. In other Asian markets, including mainland China, we sell to local distributors. We have one distribution center and banana ripening facility in Hong Kong. In South Korea, we have three distribution centers, that utilize state-of-the art ripening technology, which we believe is not otherwise available in that market. This increases our ability to offer value-added services to our customers.

South America

We also distribute our products in South America. We have direct sales and marketing activities in strategic markets and also utilize local distributors in this region. Our sales in these markets focus mainly on non-tropical fruit including grapes, bananas, melons and pineapples.

Competition

We compete based on a variety of factors, including the appearance, taste, size, shelf life and overall quality of our fresh produce, price and distribution terms, the timeliness of our deliveries to customers and the availability of our produce items. The fresh produce business is highly competitive, and the effect of competition is intensified because our products are perishable. Competition in the sale of bananas, pineapples, melons and the other fresh fruit and vegetables that we sell comes from competing producers and distributors. Our sales are also affected by the availability of seasonal and alternative produce. While historically our main competitors have been multinational banana and pineapple producers, our significantly increased product offering in recent years has resulted in additional competition from a variety of companies. These companies include local and regional producers and distributors in each of our fresh produce and fresh-cut product categories.

The extent of competition varies by product. In the pineapple, grape and non-tropical fruit markets, we believe that the high degree of capital investment and cultivation expertise required, as well as the longer length of the growing cycle, makes it relatively difficult to enter the market. However, in recent years we have experienced an increase in competition with our Del Monte Gold® Extra Sweet pineapple which has affected our results.

In the banana market, we continue to face competition from a limited number of large multinational companies. At times, particularly when demand is greater than supply, we also face competition from a large number of relatively small banana producers. Unlike pineapples, grapes and non-tropical fruit, there are few barriers to entry into the banana market. Supplies of bananas can be increased relatively quickly due to bananas relatively short growing cycle and the limited capital investment required for banana growing. As a result of supply and demand, as well as seasonal factors, banana prices fluctuate significantly.

In the melon market, we compete with producers and distributors of both branded and unbranded melons. From June to October, the peak North American and European melon-growing season, many growers enter the market with less expensive unbranded or regionally branded melons due to the relative ease of growing melons during this period, the short growth cycle and reduced transportation costs resulting from the proximity of the melon farms to the markets. These factors permit many smaller domestic growers to enter the market.

The fresh-cut produce market is highly fragmented, and we compete with a wide variety of local and regional distributors of branded and unbranded fresh-cut produce and, in the case of certain fresh-cut vegetables, a small number of large, branded producers and distributors. In this market, however, we believe that our principal competitive challenge is to capitalize on the growing trend of retail chains and independent grocers to outsource their own on-premises fresh-cut operations. We believe that our sales strategy, which emphasizes not only our existing sources of fresh produce, but also a full range of value-added services, food safety standards and national distribution, positions us to gain an increasing share of this market.

The processed fruit and beverage markets are mature markets characterized by high levels of competition and consumer awareness. Consumer choices are driven by price and/or quality. Large retailers with their “buyers own label” (“BOL”) products appeal to price conscious consumers while brand names are the key differentiator for quality-focused consumers. In the processed food and beverage markets in Europe, Africa and the Middle East, we compete with various local producers, large retailers with their BOL products, as well as with large international branded companies. It is in the branded section that our processed foods products, specifically ambient juices and juice drinks in the United Kingdom and canned fruit and pineapple in many European countries, hold a leading position in the markets. The mature state of the market in Western Europe, together with the strength and sophistication of the large retailers there, account in part for the increasing presence of BOL products in many food categories. In the past few years, we have faced increased competitive pressure, particularly in the U.K. market, for branded processed food and beverage products. At the same time, our marketing and distribution costs in these European markets have increased. In order to reduce costs and increase our competitiveness in the processed food business, during 2007, we implemented a new strategy in certain key European markets consisting of utilizing exclusive distributors to perform product distribution and sales and marketing activities. Under these agreements, the sales, warehousing, logistics, marketing and promotion functions are all performed by the distributor. This strategy, taking advantage of lower cost and established marketing and distribution networks, has enabled us to significantly reduce costs and increase our competitiveness in these mature markets.

Quality Assurance

To ensure the consistent high quality of our products, we have a quality assurance group that maintains detailed quality specifications for all our products so that they meet or exceed minimum regulatory requirements. Our specifications require extensive sampling of our fresh produce at each stage of the production and distribution processes to ensure high quality and proper sizing, as well as to identify the primary sources of any defects. Our fresh produce is evaluated based on both external appearance and internal quality, using size, color, porosity, translucence and sweetness as criteria. Only fresh produce meeting our stringent quality specifications is sold under the DEL MONTE® brand.

We are able to maintain the high quality of our products by growing a substantial portion of our own produce and working closely with our independent growers. We insist that all produce supplied by our independent growers meet the same stringent quality requirements as produce grown on our farms. Accordingly, we monitor our independent growers to ensure that their produce will meet agricultural and quality control standards, offer technical assistance on certain aspects of production and packing and, in some cases, manage the farms. The quality assurance process begins on the farms and continues as harvested products enter our packing facilities. Where appropriate, we cool the fresh produce at our packing facilities to maximize quality and optimize shelf life. As an indication of our commitment to quality, many of our operations have received certificates of compliance from the International Standards of Operation, in environmental compliance (14001) and production processes (9001). In 2003, we became the world’s first multinational fresh produce company to receive Eurepgap certification. We believe that this certification is among the more difficult food certifications to achieve, and signals to European retailers and consumers that the fresh produce from our certified operations are of the highest quality and that it meets the strictest food safety standards.

Government Regulation

Agriculture and the sale and distribution of fresh produce are subject to extensive regulation by government authorities in the countries where the produce is grown and the countries where such produce is marketed. We have internal policies and procedures to comply with the most stringent regulations applicable to our products, as well as a technical staff to monitor pesticide usage and compliance with applicable laws and regulations. We believe we are in material compliance with these laws and regulations.

We are also subject to various government regulations in countries where we market our products. The countries in which we market a material amount of our products are the United States, the countries of the European Union (the “EU”), Japan, China, South Korea, Jordan and the UAE. These government regulations include:

•	sanitary regulations, particularly in the United States and the countries of the EU;

•	regulations governing pesticide use and residue levels, particularly in the United States, United Kingdom, Germany and Japan; and

•	regulations governing traceability, packaging and labeling, particularly in the United States and the countries of the EU.

Any failure to comply with applicable regulations could result in an order barring the sale of part or all of a particular shipment of our products or, in an extreme case, the sale of any of our products for a specified period. In addition, we believe there has been an increasing emphasis on the part of consumers, as well as retailers, wholesalers, distributors and foodservice operators, on food safety issues, which could result in our business and operations being subject to increasingly stringent food safety regulations or guidelines.

Although the fresh-cut produce industry is not currently subject to any specific governmental regulations, we cannot predict whether or when any regulation will be implemented or the scope of any possible regulation.

During 2006, an investigation of a low level contamination of canned pineapple product from our Kenya operation was concluded, in which such low level contamination was confirmed. In connection with that matter, we launched a product withdrawal and disposal program with respect to Kenya canned pineapple prepared food products, which resulted in charges of $16.6 million related to contaminated inventory on hand and destruction costs. No contamination was detected in any other canned pineapple product tested as part of the investigation. The withdrawal was confined to certain European countries. In addition, during 2006, we recorded $2.2 million in sales claims related to product returns from customers as a result of the Kenya product withdrawal and disposal program. During 2007, we incurred an additional $1.1 million in sales claims related to product returns by customers and $0.2 million in additional destruction costs and received $3.0 million in insurance proceeds. During 2008, there were no additional costs incurred related to this matter.

European Union Banana Import Regulations

On May 2, 2001, the European Commission adopted a new regulation, which revised a banana import system based on the agreement reached by the EU with the United States government on April 11, 2001. The new system became effective on July 1, 2001 and maintained the use of banana import licenses within the tariff quotas determined by the European Commission until December 31, 2005. In late November 2005, the EU agreed to reform its controversial banana import license regime. Latin America banana exporters and the United States long have complained that the EU’s banana trading system favored African, Caribbean and Pacific countries (“ACP”) in violation of global trade rules. From January 1, 2006, the quotas controlling import volumes of “third country” (almost exclusively Latin American) bananas coming into the EU have been eliminated. Importers are now required to pay a 176 euros per ton tariff and a small guarantee of 15 euros per ton. Import licenses have been eliminated, but an import certificate is still required. The EU agreed to retain a duty-free quota of 775,000 tons per annum for bananas from ACP countries. Until March 2006, import licenses for ACP countries were issued according to historical trading patterns. From that date however, 60% of the ACP banana quotas were imported under the first-come, first-served system and 40% under the license system based on historical reference. From January 1, 2007, the ACP banana import license quota system was further adjusted to 81% of the ACP banana quotas to be imported under the first-come, first-served system and 19% under the license system based on historical reference. In December 2007, most of the ACP countries, including Cameroon, signed a bilateral agreement with the EU that allows bananas duty free access to the EU market without any quantitative limitation commencing on January 1, 2008.

Environmental Matters

The management, use and disposal of some chemicals and pesticides are an inherent aspect of our production operations. These activities and other aspects of production are subject to various environmental laws and regulations, depending upon the country of operation. In addition, in some countries of operation, environmental laws can require the investigation and, if necessary, remediation of contamination related to past or current operations. We are not a party to any dispute or legal proceeding relating to environmental matters where we believe that the risk associated with the dispute or legal proceeding would be material, except as described in Item 3. Legal Proceedings and Note 18, “Litigation” to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data in connection with the Kunia Well Site.

On May 10, 1993, the EPA identified a certain site at our plantation in Hawaii for potential listing on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended. See Item 3. Legal Proceedings and Note 18, “Litigation” to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

Research and Development, Patents and Licenses, Etc.

Our research and development programs have led to improvements in agricultural and growing practices and product packaging technology. These programs are directed mainly at reducing the cost and risk of pesticides, using natural biological agents to control pests and diseases, testing new varieties of our principal fruit varieties for improved crop yield and resistance to wind damage and improving post harvest handling. We have also been seeking to increase the productivity of low-grade soils for improved banana growth and experimenting with various other types of fresh produce. Our research and development efforts are conducted by our staff of professionals and include studies conducted in laboratories, as well as on-site field analyses and experiments. Our research and development professionals are located at our production facilities and in the United States, and we provide our growers with access to improved technologies and practices. We operate research and development facilities in the San Francisco Bay area of California and Costa Rica where we conduct various research activities relating to the development of new fruit varieties.

Some of the research and development projects include:

•	the development of the Del Monte Gold® Extra Sweet pineapple and other pineapple and melon varieties; and

•	improved irrigation methods and soil preparation for melon planting.

Our total corporate research and development expenses were $3.5 million, $3.1 million and $2.9 million for 2008, 2007 and 2006, respectively, and are included in selling, general and administrative expenses in the Consolidated Financial Statements.

We have the exclusive right to use the DEL MONTE® brand for fresh fruit, fresh vegetables and other fresh and fresh-cut produce and certain other specified products on a royalty-free basis under a worldwide, perpetual license from Del Monte Corporation, an unaffiliated company that owns the DEL MONTE® trademark. Del Monte Corporation and several other unaffiliated companies manufacture, distribute and sell under the DEL MONTE® brand canned or processed fruit, vegetables and other produce, as well as dried fruit, snacks and other products. Our licenses allow us to use the trademark “DEL MONTE®” and the words “DEL MONTE®” in association with any design or logotype associated with the brand. The licenses also give us certain other trademarks and trademark rights, on or in connection with the production, manufacture, sale and distribution of fresh fruit, fresh vegetables, other fresh produce and certain other specified products. In addition, the licenses allow us to use certain patents and trade secrets in connection with the production, manufacture, sale and distribution of our fresh fruit, fresh vegetables, other fresh produce and certain other specified products.

We have a royalty-free perpetual license to use the DEL MONTE® trademark in connection with the production, manufacture, sale and distribution of all food and beverage products in Europe, Africa and the Middle East.

We also sell produce under several other brands for which we have obtained registered trademarks, including UTC®, Rosy®, Fruit Express®, Just Juice®, Fruitini® and other regional brands.

Seasonality

In part as a result of seasonal sales price fluctuations, we have historically realized most of our net sales and a majority of our gross profit during the first two calendar quarters of the year. The sales price of any fresh produce item fluctuates throughout the year due to the supply of and demand for that particular item, as well as the pricing and availability of other fresh produce items, many of which are seasonal in nature. For example, the production of bananas is continuous throughout the year and production is usually higher in the second half of the year, but the demand for bananas varies because of the availability of other fruit. As a result, demand for bananas is seasonal and generally results in higher sales prices during the first six months of the calendar year. We make most of our sales of non-tropical fruit from October to May. In the melon market, the entry of many growers selling unbranded or regionally branded melons during the peak North American and European melon growing season results in greater supply, and therefore lower sales prices, from June to October. As a result of greater demand during the fourth quarter, the prepared food business is expected to have higher net sales and gross profit during this period. These seasonal fluctuations are illustrated in the following table, which presents certain unaudited quarterly financial information for the periods indicated:

	Years ended
	December 26, 2008	December 28, 2007
Net sales:
First quarter	$894.9	$836.0
Second quarter	972.2	924.2
Third quarter	832.9	757.1
Fourth quarter	831.0	848.2

Total	$3,531.0	$3,365.5

Gross profit:
First quarter	$96.9	$99.1
Second quarter	99.6	119.6
Third quarter	79.0	67.8
Fourth quarter	68.5	78.4

Total	$344.0	$364.9

Employees

At year-end 2008, we employed approximately 40,000 persons worldwide, substantially all of whom are year-round employees. Approximately 90% of these persons are employed in production locations. We believe that our overall relationship with our employees and unions is satisfactory.

Organizational Structure

We are organized under the laws of the Cayman Islands and, as set forth in our Amended and Restated Memorandum of Association, we are a holding company for the various subsidiaries that conduct our business on a worldwide basis. Our significant subsidiaries, all of which are wholly owned, are:

Subsidiary	Country of Incorporation
Corporación de Desarrollo Agrícola Del Monte S.A.	Costa Rica
Compañía de Desarrollo Bananero de Guatemala, S.A.	Guatemala
Del Monte Fresh Produce Brasil Ltda.	Brazil
Del Monte Fresh Produce (Chile) S.A.	Chile
Del Monte Fresh Produce International Inc.	Liberia
Del Monte Fresh Produce N.A., Inc.	USA
Del Monte Fresh Produce (U.K.) Ltd.	U.K.
Fresh Del Monte Ship Holdings Ltd.	Cayman Islands
Fresh Del Monte Japan Company Ltd.	Japan
Del Monte (Germany) GmbH	Germany
Del Monte Fresh Produce (Korea) Ltd.	South Korea
Del Monte Europe Ltd.	U.K.
Del Monte Kenya Ltd.	Kenya
Del Monte Hellas S.A.	Greece
Del Monte Foods (U.A.E.) FZE	United Arab Emirates
National Poultry PLC	Jordan
Del Monte Fruits South Africa (Proprietary) Ltd.	South Africa

Web site Access to Reports

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports can be viewed on the Company’s Web site at www.freshdelmonte.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

In addition, copies of our annual report may be obtained free of charge at Fresh Del Monte Produce Inc., upon written request to attention: Investor Relations c/o Del Monte Fresh Produce Company, 241 Sevilla Avenue, Coral Gables, Florida 33134.

Item 1A.	Risk Factors

We are subject to many risks and uncertainties that may affect our future financial performance and our stock price. Some of the risks and uncertainties that may cause our financial performance to vary or that may materially or adversely affect our financial performance or stock price are discussed below.

We could realize losses and suffer liquidity problems due to declines in sales prices for bananas, pineapples and other fresh produce.

Our profitability depends largely upon our profit margins and sales volumes of bananas, pineapples and other fresh produce. In 2006, 2007 and 2008, banana sales accounted for the most significant portion of our total net sales, and pineapple sales accounted for the most significant portion of our total gross profit.

Supplies of bananas can be increased relatively quickly due to the banana’s relatively short growing cycle and the limited capital investment required for banana growing. As a result of imbalances in supply and demand and import regulations, banana prices fluctuate, consequently, our operating results could be adversely affected.

Sales prices for bananas, pineapples and other fresh produce are difficult to predict. It is possible that sales prices for bananas and pineapples will decline in the future, and sales prices for other fresh produce may also decline. In recent years, there has been increasing consolidation among food retailers, wholesalers and distributors. We believe the increasing consolidation among food retailers may contribute to further downward pressure on our sales prices. In the event of a decline in sales prices or sales volumes, we could realize significant losses, experience liquidity problems and suffer a weakening in our financial condition. A significant portion of our costs is fixed, so that fluctuations in the sales prices have an immediate impact on our profitability. Our profitability is also affected by our production costs which may increase due to factors beyond our control.

Due to fluctuations in the supply of and demand for fresh produce, our results of operations are seasonal, and we realize a greater portion of our net sales and gross profit during the first two quarters of each year.

In part as a result of seasonal sales price fluctuations, we have historically realized a substantial majority of our gross profit during the first two quarters of each year. The sales price of any fresh produce item fluctuates throughout the year due to the supply of and demand for that particular item, as well as the pricing and availability of other fresh produce items, many of which are seasonal in nature. For example, the production of bananas is continuous throughout the year and production is usually higher in the second half of the year, but the demand for bananas during that period varies because of the availability of seasonal and alternative fruit. As a result, demand for bananas is seasonal and generally results in higher sales prices during the first six months of each calendar year. In the melon market, the entry of many growers selling unbranded or regionally branded melons during the peak North American and European melon growing season results in greater supply, and therefore, lower sales prices from June to October. In North American and European regions, we realize most of our sales and gross profit for melons, grapes and non-tropical fruit from October to May. In the prepared food business, we historically realize the largest portion of our net sales and gross profit in the third and fourth quarters of the year.

Crop disease or severe weather conditions could result in substantial losses and weaken our financial condition.

Crop disease or severe weather conditions from time to time, including floods, droughts, windstorms and hurricanes, may adversely affect our supply of one or more fresh produce items, reduce our sales volumes and increase our unit production costs. This is particularly true in the case of our premium pineapple product, the Del Monte Gold ® Extra Sweet pineapple, because a substantial portion of our production is grown in one region in Costa Rica. Since a significant portion of our costs are fixed and contracted in advance of each operating year, volume declines due to production interruptions or other factors could result in increases in unit production costs, which could result in substantial losses and weaken our financial condition. We have experienced crop disease, insect infestation or severe weather conditions from time to time, including hurricanes, droughts and floods in our sourcing locations. When crop disease, insect infestations or severe weather conditions destroy crops planted on our farms or our suppliers’ farms, we may lose our investment in those crops or our purchase fruit cost may increase. During 2008, we experienced severe floods in our Brazil and Costa Rica banana operations resulting in approximately $14.3 million in asset impairments and additional operating costs.

The fresh produce and prepared food markets in which we operate are highly competitive.

The fresh produce and prepared food business is highly competitive, and the effect of competition is intensified because most of our products are perishable. In banana and pineapple markets, we compete principally with a limited number of multinational and large regional producers. In the case of our other fresh fruit and vegetable products, we compete with numerous small producers, as well as regional competitors. Our sales are also affected by the availability of seasonal and alternative fresh produce. The extent of competition varies by product. To compete successfully, we must be able to strategically source fresh produce and prepared food of uniformly high quality and sell and distribute it on a timely and regular basis. In addition, our profitability has depended primarily on our gross profit on the sale of our Del Monte Gold® Extra Sweet pineapples. Increased competition in the production and sale of Del Monte Gold® Extra Sweet pineapples has adversely affected our results. We expect these competitive pressures to continue.

We are subject to material currency exchange risks because our operations involve transactions denominated in various currencies.

We conduct operations in many areas of the world involving transactions denominated in a variety of currencies, and our results of operations, as expressed in dollars, may be significantly affected by fluctuations in rates of exchange between currencies. Although a substantial portion of our net sales (42% in 2008) are denominated in non-dollar currencies, we incur a significant portion of our costs in dollars. Although we periodically enter into currency forward contracts as a hedge against currency exposures, we may not enter into these contracts during any particular period or these contracts may not adequately offset currency fluctuations. We generally are unable to adjust our non-dollar local currency sales prices to compensate for fluctuations in the exchange rate of the dollar against the relevant local currency. In addition, there is normally a time lag between our incurrence of costs and collection of the related sales proceeds. Accordingly, if the dollar appreciates relative to the currencies in which we receive sales proceeds, our operating results may be negatively affected. Our costs are also affected by fluctuations in the value, relative to the U.S. dollar, of the currencies of countries in which we have significant production operations, with a weaker dollar resulting in increased production costs.

Our strategy of diversifying our product line and increasing the value-added services that we provide to our customers may not be successful.

        We are diversifying our product line through acquisitions and internal growth. In addition, we have expanded our service offerings to include a higher proportion of value-added services, such as the preparation of fresh-cut produce, ripening, customized sorting and packing, direct-to-store delivery and in-store merchandising and promotional support. This represents a significant departure from our traditional business of delivering our products to our customers at the port. In recent periods, we have made significant investments in distribution centers, fresh-cut and prepared food facilities through capital expenditures and acquisitions. We may not be successful in anticipating the demand for these products and services, in establishing the requisite infrastructure to meet customer demands or the provision of these value-added services.

During recent years, we incurred significant asset impairment and other charges as a result of our continuing efforts to align our diversified product lines to market demand. If we are not successful in these diversification efforts, our business, financial condition or results of operations could be further materially and adversely affected.

Increased prices for fuel, packaging materials or short-term refrigerated vessel charter rates could increase our costs significantly.

Our costs are determined in large part by the prices of fuel and packaging materials, including containerboard, plastic, resin and tin plate. We may be adversely affected if sufficient quantities of these materials are not available to us. Any significant increase in the cost of these items could also materially and adversely affect our operating results. Other than the cost of our products (including packaging), sea and inland transportation costs represent the largest component of cost of products sold.

During 2006, the cost of fuel increased 21% and containerboard increased by 17%, as compared with 2005. During 2007, the cost of fuel further increased by 17% and containerboard had a slight increase as compared with 2006. During 2008, fuel prices increased an additional 42% and containerboard increased 11%. These increases in the cost of fuel and containerboard have negatively impacted our results of operations by adding approximately $47.5 million to our cost of products sold in 2008 as compared to 2007. In addition, we are subject to the volatility of the short-term charter vessel market because approximately one-third of our refrigerated vessels are chartered rather than owned. These charters are primarily short-term, typically for periods of one to three years. Charter rates have generally increased during 2007 and 2008 as compared with the relevant prior year and are expected to further increase during 2009. As a result, a significant increase in short-term charter rates would materially and adversely affect our results.

We are subject to the risk of product contamination and product liability claims.

The sales of our products involve the risk of injury to consumers. Such injuries may result from tampering by unauthorized personnel, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, or residues introduced during the growing, packing, storage, handling or transportation phases. While we are subject to governmental inspection and regulations and believe our facilities comply in all material respects with all applicable laws and regulations, including internal product safety policies, we cannot be sure that consumption of our products will not cause a health-related illness in the future or that we will not be subject to claims or lawsuits relating to such matters. Even if a product liability claim is unsuccessful, the negative publicity surrounding any assertion that our products caused illness or injury could adversely affect our reputation with existing and potential customers and our brand image. In addition, claims or liabilities of this sort might not be covered by our insurance or by any rights of indemnity or contribution that we may have against others. We maintain product liability insurance in an amount that we believe is adequate. However, we cannot be sure that we will not incur claims or liabilities for which we are not insured or that exceed the amount of our insurance coverage, resulting in significant cash outlays that would materially and adversely affect our results. During 2006, we incurred $16.6 million in charges to costs of product sold related to a product recall and withdrawal program as a result of low level contamination of our Kenya canned pineapple products. During 2007, we incurred an additional $1.1 million in sales claims related to product returns by customers and $0.2 million in additional destructions costs and received $3.0 million in insurance recovery. During 2008, there were no additional costs incurred related to this matter.

We are subject to legal and environmental risks that could result in significant cash outlays.

We are involved in several legal and environmental matters that, if not resolved in our favor, could require significant cash outlays and could materially and adversely affect our results of operations and financial condition. In addition, we may be subject to product liability claims if personal injury results from the consumption of any of our products. In addition, although the fresh-cut produce market is not currently subject to any specific governmental regulations, we cannot predict whether or when any regulation will be implemented or the scope of any possible regulation.

The U.S. Environmental Protection Agency (the “EPA”) has placed a certain site at our former plantation in Oahu, Hawaii on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. Under an order entered into with the EPA, we completed a remedial investigation and engaged in a feasibility study to determine the extent of the environmental contamination. The remedial investigation report was finalized on January 21, 1999 and approved by the EPA in February 1999. A final draft feasibility study was submitted for EPA review in December 1999 and updated in December 2001 and October 2002, and approved by the EPA on April 22, 2003. On September 25, 2003, the EPA issued the Record of Decision (“ROD”). The EPA estimates in the ROD that the remediation costs associated with the clean up of our plantation will range from $12.9 million to $25.4 million. Certain portions of the EPA’s estimates have been discounted using a 5% interest rate. The undiscounted estimates are between $14.8 million to $28.7 million. As of December 26, 2008, there is $19.6 million included in other noncurrent liabilities and $0.5 included in accounts payable and accrued expenses in our consolidated balance sheet relating to the Kunia well site clean-up. We expect to expend approximately $0.5 million per year on this matter for the next five years. See Item 3. Legal Proceedings and Note 18, “Litigation” to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data. In addition, we are involved in several actions in U.S. and non-U.S. courts involving allegations by numerous Central American and Philippine plaintiffs that they were injured by exposure to a nematocide containing the chemical Dibromochloropropane (“DBCP”) during the 1970’s. See Item 3. Legal Proceedings and Note 18, “Litigation” to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

Environmental and other regulation of our business could adversely impact us by increasing our production cost or restricting our ability to import certain products into the United States.

Our business depends on the use of fertilizers, pesticides and other agricultural products. The use and disposal of these products in some jurisdictions are subject to regulation by various agencies. A decision by a regulatory agency to significantly restrict the use of such products that have traditionally been used in the cultivation of one of our principal products could have an adverse impact on us. For example, most uses of methyl bromide, a pesticide used for fumigation of imported produce (principally melons) for which there is currently no known substitute, were phased out in the United States in 2006, however, various exemptions will allow its use offshore until 2010. Also, under the Federal Insecticide, Fungicide and Rodenticide Act, the Federal Food, Drug and Cosmetic Act and the Food Quality Protection Act of 1996, the EPA is undertaking a series of regulatory actions relating to the evaluation and use of pesticides in the food industry. These actions and future actions regarding the availability and use of pesticides could have an adverse effect on us. In addition, if a regulatory agency were to determine that we are not in compliance with a regulation in that agency’s jurisdiction, this could result in substantial penalties and a ban on the sale of part or all of our products in that jurisdiction.

We are exposed to political, economic and other risks from operating a multinational business.

Our business is multinational and subject to the political, economic and other risks that are inherent in operating in numerous countries. These risks include those of adverse government regulation, including the imposition of import and export duties and quotas, currency restrictions, expropriation and potentially burdensome taxation. For example, banana import regulations have in prior years restricted our access to the EU banana market and increased the cost of doing business in the EU. This banana import license system expired on December 31, 2005. From January 1, 2006, the quotas controlling import volumes of Latin American bananas imported into the EU have been eliminated and replaced with a tariff of 176 euros per ton. The effect of this new tariff-only system on the European banana market has resulted in increased supply to this market, which in turn had the effect of reducing our per unit net sales prices. The potential risks of operating a multinational business may be greater in countries where our activities are a significant factor in the country’s economy, which is particularly true of our banana, pineapple and melon operations in Costa Rica and our banana and melon operations in Guatemala and our prepared pineapple operation in Kenya.

We have a contract to purchase all of the banana production from an entity controlled by the Government of Cameroon. In 2007, we signed a new banana purchasing agreement with our Cameroon partner, effective May 1, 2008 and terminating on December 31, 2008 with automatic one-year renewal and a cancellation notice period of 12 months. This contract was automatically renewed for 2009. The Government of Cameroon has declared again its intention to privatize these banana plantations in the future. Since bananas produced in Cameroon benefit from certain banana import preferences and tax exemptions in the EU, privatization may have a negative effect on our results of operations.

Costa Rica and Ecuador, countries in which we operate, have established “minimum” export prices for bananas that are used as the reference point in banana purchase contracts from independent producers, thus limiting our ability to negotiate lower purchase prices. These minimum export price requirements could potentially increase the cost of sourcing bananas in countries that have established such requirements.

We are also subject to a variety of government regulations in countries where we market our products, including the United States, the countries of the EU, Japan, South Korea and China. Examples of the types of regulation we face include:

•	sanitary regulations;

•	regulations governing pesticide use and residue levels; and

•	regulations governing packaging and labeling.

If we fail to comply with applicable regulations, it could result in an order barring the sale of part or all of a particular shipment of our products or, possibly, the sale of any of our products for a specified period. Such a development could result in significant losses and could weaken our financial condition.

The distribution of our fresh produce in Southern Europe could be adversely affected if we fail to maintain our distribution arrangement.

We import and distribute a substantial portion of our fresh produce in Southern Europe through a marketing entity with which we have an exclusive arrangement. If we were to discontinue this exclusive arrangement, our ability to import and distribute our fresh produce products in Southern Europe and the Mediterranean region may be affected. On June 16, 2008, as a result of continuing disagreements with this distributor related to operating performance, we delivered our formal notice that we will cease all business with them by December 31, 2011. We are continuing to negotiate with this distributor in order to establish a revised distribution agreement. Our inability to successfully establish a new agreement could affect the distribution of our fresh produce products in Southern Europe and the Mediterranean region and may have a negative effect on our results of operations.

Acts or omissions of other companies could adversely affect the value of the DEL MONTE® brand.

We depend on the DEL MONTE® brand in marketing our products. We share the DEL MONTE® brand with unaffiliated companies that manufacture, distribute and sell canned or processed fruit and vegetables, dried fruit, snacks and other products. Acts or omissions by these companies, including an instance of food-borne contamination or disease, may adversely affect the value of the DEL MONTE® brand. Our reputation and the value of the DEL MONTE® brand may be adversely affected by negative consumer perception of this brand.

Our success depends on the services of our senior executives, the loss of whom could disrupt our operations.

Our ability to maintain our competitive position is dependent to a large degree on the services of our senior management team. We may not be able to retain our existing senior management personnel or attract additional qualified senior management personnel.

Our acquisition and expansion strategy may not be successful.

Our growth strategy is based in part on growth through acquisitions or expansion, which poses a number of risks. We may not be successful in identifying appropriate acquisition candidates, consummating acquisitions on satisfactory terms or integrating any newly acquired or expanded business with our current operations. We may issue ordinary shares, incur long-term or short-term indebtedness, spend cash or use a combination of these for all or part of the consideration paid in future acquisitions or to expand our operations. The execution of our acquisition and expansion strategy may entail repositioning or similar actions that in turn requires us to record impairments, restructuring and other charges. Any such charges would reduce our earnings.

Our indebtedness could limit our financial and operating flexibility and subject us to other risks.

Our ability to obtain additional debt financing or refinance our debt in the future for working capital, capital expenditures or acquisitions may be limited either by financial considerations or due to covenants in existing loan agreements. Our principal working capital revolving credit facility expires on November 10, 2009. We may not be able to successfully renew the Credit Facility on beneficial terms. The Credit Facility has an outstanding balance of $349.7 million as of December 26, 2008. If we are not successful in renewing the Credit Facility on favorable terms, our borrowing costs will increase and adversely affect our financial condition.

Our ability to meet our financial obligations will depend on our future performance, which will be affected by prevailing economic conditions and financial, business and other factors, some of which are beyond our control. Our ability to meet our financial obligations also may be adversely affected by the seasonal nature of our business, the cyclical nature of agricultural commodity prices, the susceptibility of our product sourcing to crop disease or severe weather conditions and other factors.

Since we are an exempted holding company, our ability to meet our financial obligations depends primarily on receiving sufficient funds from our subsidiaries. The payment of dividends or other distributions to us by our subsidiaries may be restricted by the provisions of our credit agreements and other contractual requirements and by applicable legal restrictions on payment of dividends.

If we were unable to meet our financial obligations, we would be forced to pursue one or more alternative strategies, such as selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital, strategies which might not be successful. Additional sales of our equity capital could substantially dilute the ownership interest of existing shareholders.

Our Credit Facility imposes operating and financial restrictions on our activities. Our failure to comply with the obligations under this facility, including maintenance of financial ratios, could result in an event of default, which, if not cured or waived, would permit acceleration of the indebtedness due under the facility.

We are controlled by our principal shareholders.

Members of the Abu-Ghazaleh family, including our Chairman and Chief Executive Officer and two of our directors, are our principal shareholders. Together, as of February 13, 2009, they beneficially own approximately 34% of our outstanding ordinary shares, and our Chairman and Chief Executive Officer holds, and is expected to continue to hold, an irrevocable annual proxy to vote all of these shares. We expect our principal shareholders to continue to use their interest in our ordinary shares to direct our management, to control the election of our entire board of directors, to determine the method and timing of the payment of dividends, to determine substantially all other matters requiring shareholder approval and to control us. The concentration of our beneficial ownership may have the effect of delaying, deterring or preventing a change in control, may discourage bids for the ordinary shares at a premium over their market price and may otherwise adversely affect the market price of the ordinary shares.

A substantial number of our ordinary shares are available for sale in the public market, and sales of those shares could adversely affect our share price.

Future sales of our ordinary shares by our principal shareholders, or the perception that such sales could occur, could adversely affect the prevailing market price of our ordinary shares. Of the 63,553,211 ordinary shares outstanding as of February 13, 2009, 21,601,364 ordinary shares are owned by the principal shareholders and are “restricted securities.” These “restricted” ordinary shares can be registered upon demand and are eligible for sale in the public market without registration under the Securities Act of 1933, subject to compliance with the resale volume limitations and other restrictions of Rule 144 under the Securities Act.

Our organizational documents contain a variety of anti-takeover provisions that could delay, deter or prevent a change in control.

Various provisions of our organizational documents and Cayman Islands law may delay, deter or prevent a change in control of us that is not approved by our board of directors. These provisions include:

•	a classified board of directors;

•	a prohibition on shareholder action through written consents;

•	a requirement that general meetings of shareholders be called only by a majority of the board of directors or by the Chairman of the Board;

•	advance notice requirements for shareholder proposals and nominations;

•	limitations on the ability of shareholders to amend, alter or repeal our organizational documents; and

•	the authority of the board of directors to issue preferred shares with such terms as the board of directors may determine.

In addition, a change of control would constitute an event of default under the Credit Facility, which would have a material adverse effect on us. These provisions also could delay, deter or prevent a takeover attempt.

Our shareholders have limited rights under Cayman Islands law.

We are incorporated under the laws of the Cayman Islands, and our corporate affairs are governed by our Memorandum and Articles of Association and by the Companies Law (As Revised) of the Cayman Islands. Principles of law relating to matters, such as the validity of corporate procedures, the fiduciary duties of our management, directors and controlling shareholders and the rights of our shareholders differ from those that would apply if we were incorporated in a jurisdiction within the United States. Further, the rights of shareholders under Cayman Islands law are not as clearly established as the rights of shareholders under legislation or judicial precedent applicable in most U.S. jurisdictions. As a result, our public shareholders may have more difficulty in protecting their interests in the face of actions by the management, directors or controlling shareholders than they might have as shareholders of a corporation incorporated in a U.S. jurisdiction. In addition, there is doubt as to whether the courts of the Cayman Islands would enforce, either in an original action or in an action for enforcement of judgments of U.S. courts, liabilities that are predicated upon the U.S. federal securities laws.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table summarizes the approximate plantation acreage under production that are owned or leased by us and the principal products grown on such plantations by location as of the end of 2008:

	Acres Under Production
Location	Acres Owned	Acres Leased	Products
Costa Rica	41,200	3,800	Bananas, Pineapples
Guatemala	7,600	7,900	Bananas, Melons
Brazil	7,100	—	Bananas, Melons, Pineapples
Chile	5,600	800	Non-Tropical Fruit
Kenya	—	10,700	Pineapples
Philippines	200	13,400	Bananas, Pineapples
United States	—	4,800	Melons

We also lease land in Argentina on a seasonal basis for our grain operations. Our significant properties include the following:

North America

We operate a total of 22 distribution centers in the United States, of which nine are also fresh-cut facilities. We own seven of our distribution centers, including a 200,000 square foot distribution center in Dallas, Texas, a distribution center in Plant City, Florida and a repack facility in Winder, Georgia. The remaining 15 distribution centers are leased from third parties. All of our distribution centers have ripening capabilities and/or other value-added services. Also included are two stand-alone fresh-cut facilities that we own in Kankakee, Illinois and Portland, Oregon. In addition, we lease four port facilities that include cold storage capabilities.

Europe

We operate four distribution centers, mostly under leases from third parties, in the United Kingdom and own one and lease two distribution centers in Germany, where our products are distributed to leading retail chains. We also own and operate two fresh-cut facilities in the United Kingdom. In Poland, we operate two distribution centers that are leased from third parties and include ripening facilities and other value added services. We own and operate a production facility for prepared fruit and vegetables, tomato products and snacks in Larissa, Greece. As part of our restructuring program, we closed our beverage production facility in Kings Lynn, United Kingdom during the first quarter of 2008.

Asia

Our products are distributed from four leased distribution centers located at strategic ports in Japan with cold storage and banana ripening operations. In addition, we own two distribution centers in South Korea and lease a distribution center in Hong Kong. Our Korean distribution centers include state-of-the art ripening technology and other value-added services. We also own and operate one fresh-cut facility in Japan.

South America

We own and operate grain silos in Argentina. In Uruguay, we own approximately 9,600 acres of which 7,400 acres contain a citrus plantation that is leased to a third party on a five-year basis.

Africa

We own and operate a warehouse and cannery in Thika, Kenya. In Tulbagh, South Africa, we own and operate a production facility for prepared non-tropical fruit. The total amount of land owned in South Africa is approximately 700 acres. The warehouse and administrative office in Firgrove, South Africa was closed during the fourth quarter of 2006 and sold in 2007.

Middle East

In Jordan, we own a poultry farm, a grain mill and a poultry slaughter and processing plant. In addition, during the third quarter of 2007, we opened a new meat processing plant. We also own a combined distribution/manufacturing center in Dubai, UAE. This state-of-the-art facility includes banana ripening and cold storage facilities, fresh-cut fruit and vegetable operations and an ultra fresh and chilled juice manufacturing operation. In addition, we operate a distribution center under an operating lease from a third party in Abu-Dhabi, UAE that includes banana ripening and cold storage facilities. In Saudi Arabia, we are in the process of an expansion program that includes the construction of three owned distribution centers with banana ripening and cold storage facilities. Two of the distribution centers are scheduled to be completed in 2009 and the third is planned for completion in 2010.

Maritime and Other Equipment (including Containers)

We own a fleet of 21 and charter another 11 refrigerated vessels. In addition, we own or lease other related equipment including approximately 4,400 refrigerated container units and 150 trucks and refrigerated trailers used to transport our fresh produce in the United States.

Other Properties

We own our U.S. executive headquarters building in Coral Gables, Florida, our Central America regional headquarters building in San Jose, Costa Rica and our South America regional headquarters building in Santiago, Chile. We own our office space in Guatemala City, Guatemala and Amman, Jordan. Our remaining office space in North America, Europe, Asia, Central and South America is principally leased from third parties.

We believe that our property, plant and equipment are well maintained, in good operating condition and adequate for their present needs. Except as noted in Item 3. Legal Proceedings and Note 18, “Litigation” to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data, we know of no other environmental issues that may affect the utilization of our property plant and equipment. For further information with respect to our property, plant and equipment, see Note 8, “Property, Plant and Equipment” in the Notes to Consolidated Financial Statements filed as part of this Report.

Principal capital expenditures planned for 2009 consist of approximately $120.0 million principally for expansion of our distribution and manufacturing facilities in the Middle East and expansion of our production facilities in the Philippines, Central and South America and Kenya. We expect to fund our capital expenditures in 2009 through operating cash flows and borrowings under the Credit Facility.

Item 3.	Legal Proceedings

See Note 18, “Litigation”, to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Ordinary Share Prices and Related Matters

Our ordinary shares are traded solely on the New York Stock Exchange, under the symbol FDP, and commenced trading on October 24, 1997, the date of our initial public offering.

The following table presents the high and low sales prices of our ordinary shares for the periods indicated as reported on the New York Stock Exchange Composite Tape:

	High	Low
Five most recent financial years
Year ended December 31, 2004	$29.63	$22.62
Year ended December 30, 2005	$33.94	$21.90
Year ended December 29, 2006	$23.04	$14.81
Year ended December 28, 2007	$37.55	$14.51
Year ended December 26, 2008	$39.20	$14.33

2007
First quarter	$20.05	$14.51
Second quarter	$25.66	$19.10
Third quarter	$29.58	$22.52
Fourth quarter	$37.55	$27.68

2008
First quarter	$37.90	$30.17
Second quarter	$39.20	$23.25
Third quarter	$25.30	$21.00
Fourth quarter	$25.24	$14.33

Most recent six months
August 2008	$25.05	$22.05
September 2008	$25.06	$21.00
October 2008	$22.53	$14.33
November 2008	$25.24	$19.21
December 2008	$23.94	$22.24
January 2009	$26.04	$22.04

Dividend Policy

In 2006, we paid regular quarterly cash dividends of $0.20 per share in the first and second quarters and $0.05 per share in the third and fourth quarter for a total of $0.50 per share for the year. On October 31, 2006, we announced that the regular cash dividend of $0.05 per share will be suspended. Because we are an exempted holding company, our ability to pay dividends and to meet our debt service obligations depends primarily on receiving sufficient funds from our subsidiaries. Pursuant to the Credit Facility, we may declare and pay dividends and distributions in cash solely out of and up to 50% of our net income for the year immediately preceding the year in which the dividend or distribution is paid; provided that we may declare dividends in cash solely out of and up to 70% of our net income for the fiscal year immediately preceding the year in which the dividend or distribution is paid if after giving effect to such dividend payment we have a leverage ratio of 2.50 to 1.00 for such year. It is possible that countries in which one or more of our subsidiaries are located could institute exchange controls, which could prevent those subsidiaries from remitting dividends or other payments to us. Dividends are payable when, as and if declared by our board of directors, and we cannot assure you that dividends will be paid in the future.

Shareholders

As of February 13, 2009, we had 100 shareholders of record, which excludes shareholders whose shares were held by brokerage firms, depositories and other institutional firms in “street name”.

Performance Graph

The following graph compares the cumulative five-year total return attained by shareholders on Fresh Del Monte Produce Inc.’s common stock relative to the cumulative total returns of the S&P 500 index and the S&P 500 Food Products index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 31, 2003 to December 31, 2008.

*	$100 invested on 12/26/03 in stock or on 12/31/03 in index-including reinvestment of dividends. Indexes calculated on month-end basis.

	12/26/03	12/31/04	12/30/05	12/29/06	12/28/07	12/26/08
Fresh Del Monte Produce Inc.	100.00	128.42	101.65	68.38	155.28	108.55
S&P 500	100.00	110.88	116.33	134.70	142.10	89.53
S&P 500 Food Products	100.00	119.20	111.63	136.34	142.20	116.09

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data

Our fiscal year end is the last Friday of the calendar year or the first Friday subsequent to the end of the calendar year, whichever is closest to the end of the calendar year.

The following selected consolidated financial information for the years ended December 31, 2004, December 30, 2005, December 29, 2006, December 28, 2007 and December 26, 2008 is derived from our audited Consolidated Financial Statements for the applicable year, prepared in accordance with accounting principles generally accepted in the United States.

The following selected financial data should be read in conjunction with Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and accompanying Notes contained in Item 8 Financial Statements and Supplementary Data in this Report.

	Years ended
			As adjusted (a)
	December 26, 2008	December 28, 2007	December 29, 2006	December 30, 2005	December 31, 2004 (a)
	(U.S. Dollars in millions, except share and per share data)
Statement of Income Data:
Net sales	$3,531.0	$3,365.5	$3,214.3	$3,259.7	$2,906.0
Cost of products sold	3,187.0	3,000.6	3,024.9	2,944.7	2,641.3

Gross profit	344.0	364.9	189.4	315.0	264.7
Selling, general and administrative expenses	162.5	176.8	201.6	190.9	131.0
Asset impairment and other charges, net	18.4	12.5	105.3	3.1	5.4

Operating income (loss)	163.1	175.6	(117.5)	121.0	128.3
Interest expense, net	13.1	25.9	25.6	16.1	8.2
Other income (expense), net	12.5	31.5	0.4	(3.1)	6.9

Income (loss) before income taxes	162.5	181.2	(142.7)	101.8	127.0
Provision for (benefit from) income taxes	4.8	1.4	(0.5)	(8.3)	(12.2)

Net income (loss)	$157.7	$179.8	$(142.2)	$110.1	$139.2

Net income (loss) per ordinary share - Basic	$2.49	$3.07	$(2.46)	$1.90	$2.42

Net income (loss) per ordinary share - Diluted	$2.48	$3.06	$(2.46)	$1.90	$2.41

Dividends declared per ordinary share	$—	$—	$0.50	$0.80	$0.80

Weighted average number of ordinary shares:
Basic	63,344,941	58,490,281	57,819,416	57,926,466	57,487,131
Diluted	63,607,786	58,772,718	57,819,416	58,077,282	57,803,158

Balance Sheet Data (at period end):
Cash and cash equivalents	$27.6	$30.2	$39.8	$24.5	$42.1
Working capital	200.2	491.2	436.7	419.7	299.9
Total assets	2,651.0	2,185.7	2,089.6	2,128.3	2,076.5
Total debt	512.8	238.6	469.9	360.8	363.5
Shareholders’ equity	1,496.9	1,364.8	1,026.3	1,164.6	1,069.2

(a)	Effective December 30, 2006, the first day of our 2007 year, we adopted FSP AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” which provides guidance on the accounting for planned major maintenance activities, such as vessel dry-dock activities. We have applied FSP AUG AIR-1 retrospectively to the years ended December 29, 2006 and December 30, 2005. The consolidated statements of operations have not been adjusted for the year ended December 31, 2004. We believe the effect is not material to that year. See Note 2, “Summary of Significant Accounting Policies” to our Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are one of the world’s leading vertically integrated producers, marketers and distributors of high-quality fresh and fresh-cut fruit and vegetables, as well as a leading producer and marketer of prepared fruit and vegetables, juices, beverages and snacks in Europe, Africa and the Middle East. We market our products worldwide under the DEL MONTE® brand, a symbol of product innovation, quality, freshness and reliability since 1892. Our global sourcing and logistics system allows us to provide regular delivery of consistently high quality produce and value-added services to our customers. Our major producing operations are located in North, Central and South America, Asia and Africa. Production operations are aggregated on the basis of our products: bananas, other fresh produce, prepared foods and other products and services. Other fresh produce includes pineapples, melons, tomatoes, non-tropical fruit (including grapes, apples, pears, peaches, plums, nectarines, apricots, avocados, and kiwis), fresh-cut produce and other fruit and vegetables. Prepared foods include prepared fruit and vegetables, juices, beverages, snacks, poultry and meat products. Other products and services includes a third-party ocean freight business, a plastic product and box manufacturing business and a grain business.

Strategy

Our strategy is focused on a combination of maximizing revenues from our existing infrastructure, entering new markets and strict cost control initiatives. We plan to continue to capitalize on the growing global demand for fresh produce and expand our reach into existing and new markets. We expect sales growth of fresh produce in key markets by increasing sales volume and per unit sales prices as permitted by market conditions. Our Caribana and melon farms acquisitions have substantially increased our production capability of bananas, pineapples and melon and provide the potential for significant operating efficiencies and synergies. In addition, our number one position in the gold pineapple market has been further strengthened. We plan additional investments in growth markets, such as the Middle East, by adding distribution facilities and expanding our value-added services. We also plan to continue to increase production in our Dubai fresh-cut facility and expand the processed meat product offerings from our new Jordan meat plant into other regional markets.

Net Sales

Our net sales are affected by numerous factors, including mainly the balance between the supply of and demand for our produce and competition from other fresh produce companies. Our net sales are also dependent on our ability to supply a consistent volume and quality of fresh produce to the markets we serve. For example, seasonal variations in demand for bananas as a result of increased supply and competition from other fruit are reflected in the seasonal fluctuations in banana prices, with the first six months of each year generally exhibiting stronger demand and higher prices, except in those years where an excess supply exists. During 2008, generally, bananas were in short supply at certain times of the year, which contributed to a 14% improvement in our worldwide per unit sales prices. Also contributing to this increase in banana per unit sales prices was the stronger euro and Japanese yen as compared to the U.S. dollar. In addition, principally as a result of the Caribana acquisition, we were able to increase banana sales volume by approximately 4%. In the processed foods business, we generally realize the largest portion of our net sales and gross profit in the third and fourth quarters of the year. As a result of a continued short supply of industry volumes of canned pineapples during 2008, we experienced higher per unit sales prices for this product.

Since our financial reporting currency is the U.S. dollar, our net sales are significantly affected by fluctuations in the value of the currency in which we conduct our sales versus the dollar, with a weak dollar versus such currencies resulting in increased net sales in dollar terms. Including the effect of our foreign currency hedges, net sales for 2008 were positively impacted by approximately $29.5 million, as compared to 2007, principally as a result of a stronger euro and Japanese yen, partially offset by a weaker British pound and Korean won, versus the U.S. dollar.

Our net sales growth in recent years has been achieved primarily through increased sales volume in existing markets of other fresh produce, primarily pineapples, melons and non-tropical fruit, and favorable pricing on our Del Monte Gold®Extra Sweet pineapple combined with increased sales volume of bananas in existing and new markets. During 2008, our sales growth was positively affected by higher sales volume of bananas and gold pineapples that resulted from our Caribana acquisition. Also contributing to our sales growth has been the new products including tomatoes and prepared food, combined with expansion of value-added services, such as banana ripening. Our net sales growth in recent years is also attributable to a broadening of our product line with the expansion of our fresh-cut produce business and our expansions into new markets. We expect our net sales growth to continue to be driven by increased sales volumes in our banana, other fresh produce and the prepared food segments. As a result of our 2008 acquisitions and expansion of our production of banana, gold pineapple and melon operations, we expect an increase in net sales of these products in North America, Europe and the Middle East. In the Middle East, we expect net sales to increase due to increased sales of our fresh produce and prepared food product offerings. We also expect to increase our sales by developing new products in the prepared food segment, such as various frozen juice stick bars and smoothie products, targeting the convenience store and foodservice trade in selected European and Middle East markets.

Cost of Products Sold

Cost of products sold is principally composed of two elements, product and logistics costs. Product cost for our produce is primarily composed of cultivation (the cost of growing crops), harvesting, packaging, labor, depreciation and farm administration. Product cost for produce obtained from independent growers is composed of produce and packaging costs. Logistics costs include land and sea transportation and expenses related to port facilities and distribution centers. Sea transportation cost is the most significant component of logistics costs and is comprised of the cost of vessel operating expenses and chartering refrigerated vessels. Vessel operating expenses for our owned vessels include operations, maintenance, depreciation, insurance, fuel (the cost of which is subject to commodity price fluctuations), and port charges. For chartered vessels, operating expenses include the cost of chartering the vessels, fuel and port charges. Variations in containerboard prices, which affect the cost of boxes and other packaging materials, and fuel prices, can have a significant impact on our product cost and our profit margins.

Containerboard, plastic, resin and fuel prices have historically been volatile. During 2007, the cost of fuel increased by 17% and containerboard increased slightly as compared with 2006 and during 2008 fuel prices increased an additional 42% and containerboard increased 11%. This increase in containerboard and fuel prices has added approximately $47.5 million to cost of products sold in 2008 as compared to 2007. During 2008, we also experienced a significant amount of cost increases on our products due to higher fertilizer and other raw material prices.

In general, changes in our volume of products sold can have a disproportionate effect on our gross profit. Within any particular year, a significant portion of our cost of products sold is fixed, both with respect to our operations and with respect to the cost of produce purchased from independent growers from whom we have agreed to purchase all the products they produce. Accordingly, higher volumes produced on company-owned farms directly reduce the average per-box cost, while lower volumes directly increase the average per-box cost. In addition, because the volume that will actually be produced on our farms and by independent growers in any given year depends on a variety of factors, including weather, that are beyond our control or the control of our independent growers, it is difficult to predict volumes and per-box costs.

Since our financial reporting currency is the U.S. dollar, our costs are affected by fluctuations in the value of the currency in which we have significant operations versus the dollar, with a weak dollar versus those currencies resulting in increased costs. During 2008, cost of product sold was negatively impacted by approximately $17.4 million as a result of a weaker U.S. dollar versus the various currencies in which we have significant operations.

Asset Impairment and Other Charges

Asset impairment and other charges were $18.4 million in 2008 as compared with $12.5 million in 2007, an increase of $5.9 million. In 2008, we recorded asset impairment totaling $11.3 million as a result of extensive flood damage at our banana farms in Brazil and Costa Rica and $10.0 million principally due to the closure of under-utilized distribution centers and the previously announced closure of our beverage production operation in the United Kingdom combined with related contract termination costs related to the banana and prepared food segments. During 2008, we also recorded a net benefit of approximately $2.9 million related to the previously announced closing of our Hawaii pineapple operations related to the other fresh produce segment.

Asset impairment and other charges were $12.5 million in 2007 as compared with $105.3 million in 2006, a decrease of $92.8 million. In 2007, we recorded asset impairment charges totaling $15.5 million related to exit activities in the prepared food and other fresh produce segments, principally in Europe and South America. In addition, as a result of the decision to exit all production activities in Hawaii in 2006, we recorded a net gain of $4.4 million during 2007 related to the other fresh produce segment. This net gain consists principally of a curtailment gain related to the U.S. based post-retirement health plan, partially offset by additional severance and other exit activity charges. Also included in asset impairment and other charges in 2007, were other charges of $1.4 million principally related to exit activities in the prepared food segment in Europe.

In 2006, we recorded asset impairment charges totaling $84.0 million consisting of the following: a) $21.7 million, as a result of continued operating losses due to underutilization of production facilities and machinery in Europe and Africa related to the prepared food segment; b) $27.6 million, primarily as a result of asset impairment tests for indefinite-lived intangible assets in the United Kingdom due to discontinued unprofitable product lines in the prepared food and other fresh produce segments and in the United States as the result of lower volume expectations in the other fresh produce segment; c) $17.4 million, as a result of continued operating losses and underutilization of facilities in Africa, Europe and the United States related to the other fresh produce and banana segments; d) $9.3 million, due to underutilized definite-lived intangible assets in the North America transportation business related to the non-produce segment and in Europe related to the other fresh produce segment; and e) $8.0 million for the write-off of capitalized software costs in Europe and the United States due to discontinued usage. In addition, 2006 asset impairment and other charges include $11.4 million of net employee termination benefits charges and $9.9 million of contractual obligations charges related to the other fresh produce and processed food segments as a result of the accelerated closure of our Hawaii operations, the closure of our Italy juice plant and the closure and sale of our U.K. fresh-cut salad operation.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily include the costs associated with selling in countries where we have our own sales force, advertising and promotional expenses, professional fees, general corporate overhead and other related administrative functions.

Interest Expense

Interest expense consists primarily of interest on borrowings under working capital facilities that we maintain and interest on other long-term debt primarily for capital lease obligations. In 2008, our average outstanding debt level decreased slightly, which, combined with lower interest rates, resulted in lower interest expense. During 2009, we expect to renew the Credit Facility.

Other Income, Net

Other income, net, primarily consists of equity gains and losses in unconsolidated companies, together with currency exchange gains or losses and other miscellaneous income and expense items such as insurance recoveries and gain and losses from sales of investments and property, plant and equipment. During 2008, principally as a result of our disposal of non-productive assets, we recorded gains of $7.5 million from sales of property plant and equipment. In addition, during 2008, we recorded currency exchange gains totaling $6.5 million that resulted primarily from favorable exchange rate movements in the euro, Japanese yen and other currencies versus the U.S. dollar.

During 2008, we entered into derivative instruments not designated as hedging instruments in order to minimize the impact of fluctuation in foreign exchange relative to the euro, British pound and Japanese yen on our balance sheet, also referred to as economic hedges. We recognized a net gain of $2.5 million related to these derivative instruments included in the “Other income, net” caption of our Consolidated Statements of Income. As of December 26, 2008, we did not have any economic hedges outstanding.

Provision for (Benefit from) Income Taxes

Income taxes consist of the consolidation of the tax provisions, computed on a separate entity basis, in each country in which we have operations. Since we are a non-U.S. company with substantial operations outside the United States, a substantial portion of our results of operations is not subject to U.S. taxation. Many of the countries in which we operate have favorable tax rates. We are subject to U.S. taxation on our distribution and fresh-cut operations in the United States. From time to time, tax authorities in various jurisdictions in which we operate audit our tax returns and review our business structures and positions and there are audits presently pending in various countries. There can be no assurance that any tax audits, or changes in existing tax laws or interpretations in countries in which we operate, will not result in an increased effective tax rate for us. We have established tax accruals for uncertain tax positions, including those relating to various tax audits currently in process. The amount of income taxes due as a result of the eventual outcome of these audits may differ from the amount of estimated tax accruals.

Results of Operations

The following table presents, for each of the periods indicated, certain income statement data expressed as a percentage of net sales:

	Years ended
	December 26, 2008	December 28, 2007	As adjusted (1) December 29, 2006
Statement of Income Data:
Net sales	100.0%	100.0%	100.0%
Gross profit	9.7	10.8	5.9
Selling, general and administrative expenses	4.6	5.3	6.3
Operating income (loss)	4.6	5.2	(3.7)
Interest expense	0.4	0.8	0.8
Net income (loss)	4.5	5.3	(4.4)

(1)	Reflects retrospective application of FSP AUG AIR-1 to the year ended December 29, 2006.

The following tables present for each of the periods indicated (i) net sales by geographic region, (ii) net sales by product category and (iii) gross profit (loss) by product category, and in each case, the percentage of the total represented thereby:

	Years ended
	December 26, 2008		December 28, 2007		December 29, (1) 2006
	(U.S. dollars in millions)
Net sales by geographic region:
North America	$1,633.1	46%	$1,530.2	45%	$1,574.1	49%
Europe	1,081.4	30%	1,113.6	33%	1,051.1	33%
Asia	408.1	12%	374.8	11%	296.5	9%
Middle East	275.8	8%	228.2	7%	192.5	6%
Other	132.6	4%	118.7	4%	100.1	3%

Total	$3,531.0	100%	$3,365.5	100%	$3,214.3	100%

	Years ended
	December 26, 2008		December 28, 2007		As adjusted (1) December 29, 2006
	(U.S. dollars in millions)
Net sales by product category:
Bananas	$1,420.2	40%	$1,199.0	35%	$1,112.5	35%
Other fresh produce	1,559.8	44%	1,614.9	48%	1,622.2	50%
Prepared food	412.4	12%	429.4	13%	367.5	11%
Other products and services	138.6	4%	122.2	4%	112.1	4%

Total	$3,531.0	100%	$3,365.5	100%	$3,214.3	100%

Gross profit by product category:
Bananas	$117.7	34%	$61.0	17%	$18.5	10%
Other fresh produce	171.1	50%	240.5	66%	167.7	89%
Prepared food	51.9	15%	59.7	16%	2.7	1%
Other products and services	3.3	1%	3.7	1%	0.5	—%

Total	$344.0	100%	$364.9	100%	$189.4	100%

(1)	Reflects retrospective application of FSP AUG AIR-1 to the year ended December 29, 2006.

2008 Compared with 2007

Net Sales

Net sales in 2008 were $3,531.0 million compared with $3,365.5 million in 2007. The increase in net sales of $165.5 million was primarily attributable to higher net sales of bananas and other products and services, partially offset by lower net sales of other fresh produce and prepared food. Net sales of bananas increased by $221.2 million due to higher per unit sales prices in all regions and higher sales volume in North America and the Middle East, partially offset by lower sales volume in Europe and Asia. On a worldwide basis, per unit sales prices increased 14%. The Caribana acquisition contributed to the increase in sales volume in North America. Net sales in the other products and services segment increased $16.4 million primarily due to increased sales in the Argentina grain and Chile plastic businesses. Net sales in the other fresh produce segment decreased by $55.1 million principally due to lower sales of melons, tomatoes, potatoes, vegetables and fresh-cut produce, partially offset by higher sales of gold pineapples and non-tropical fruit. Melon sales decreased due to a 12% decrease in sales volumes that resulted primarily from unfavorable growing conditions in Central America and North America. Sales of tomatoes, potatoes and other vegetables decreased primarily due to lower sales volume resulting from continuing product rationalization in North America and the salmonella outbreak in the United States. originally linked to tomatoes. Sales of fresh-cut produce decreased due to the economic downturn affecting North America and Europe which has resulted in consumers buying less expensive whole fruit as compared to pre-cut products. Sales of gold pineapples increased as a result of an 8% increase in sales volume primarily as a result of the Caribana acquisition, partially offset by a slight decrease in per unit sales prices. Sales of non-tropical fruit increased primarily due to higher per unit sales prices. Net sales in the prepared food segment decreased $17.0 million primarily as a result of the weakening British pound as compared to the U.S. dollar combined with increased sales of inventory on-hand that occurred during 2007 as a resulted from the conversion to independent distributors in the U.K. and Benelux markets, partially offset by higher sales in the Jordanian poultry and prepared meat business.

Cost of Products Sold

Cost of products sold was $3,187.0 million in 2008 compared with $3,000.6 million in 2007, an increase of $186.4 million. This increase in cost of products sold was primarily attributable to higher fruit costs resulting from increase input prices and procurement costs combined with negative foreign exchange impact as currencies in producing countries strengthened against the U.S. dollar as well as increased ocean freight that resulted from higher fuel prices, vessel operating expenses and charter rates. Also contributing to the increase in cost of sales were approximately $3.0 million in charges incurred principally related to wages paid to idle workers and write-offs of packaging materials and other clean-up costs as a result of extensive flood damage to our banana farms in Brazil and Costa Rica combined with a credit of $3.0 million for insurance proceeds related to the Kenya product recall that was included in cost of product sold in 2007.

Gross Profit

Gross profit was $344.0 million in 2008 compared with $364.9 million in 2007, a decrease of $20.9 million. The decrease in gross profit is primarily attributable to lower gross profit on the other fresh produce segment of $69.4 million and lower gross profit on the prepared food segment of $7.8 million, partially offset by higher gross profit on bananas of $56.7 million.

Gross profit on other fresh produce decreased principally as a result of lower gross profit on gold pineapples, fresh-cut products and melons, partially offset by higher gross profit on non-tropical fruit. Gross profit on gold pineapples decreased principally as a result of a 15% increase in per unit fruit costs that resulted from higher production costs and higher ocean freight costs. Gross profit on fresh-cut produce decreased principally as a result of a 17% increase in cost due to higher production costs as a result of labor shortages in North America and higher input costs combined with a 10% reduction in sales volume due to a weaker economic environment. Gross profit on melons decreased principally due to a reduction in sales volume that resulted from poor production conditions in North and Central America, which also contributed to a 10% increase in cost.

Gross profit on prepared food decreased principally as a result of higher production and transportation costs and as a result of our decision to market our prepared food products through independent distributors in the United Kingdom, Italy and the Benelux countries, which was offset by lower selling, general and administrative expenses as indicated below.

Gross profit on bananas increased primarily due to higher per unit selling prices in all regions and higher sales volumes in North America and the Middle East, partially offset by higher input, procurement and ocean freight costs. On a per unit basis, worldwide banana pricing increased 14% while total costs increased 10%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $14.3 million to $162.5 million in 2008 compared with $176.8 million in 2007. The decrease was primarily due to lower selling and marketing expenses in Europe as a result of our decision to market our prepared food products through independent distributors in the United Kingdom, Italy and the Benelux countries.

Asset Impairment and Other Charges

Asset impairment and other charges were $18.4 million in 2008 as compared with $12.5 million in 2007, an increase of $5.9 million. In 2008, we recorded asset impairment totaling $11.3 million as a result of extensive flood damage at our banana farms in Brazil and Costa Rica and $10.0 million principally due to the closure of under-utilized distribution centers and the previously announced closure of our beverage production operation in the United Kingdom combined with related contract termination cost related to the banana and prepared food segments. During 2008 we also recorded a net benefit of approximately $2.9 million related to the previously announced closing of our Hawaii pineapple operations related to the other fresh produce segment.

In 2007, we recorded asset impairment charges totaling $15.5 million related to exit activities in the prepared food and other fresh produce segments principally in Europe and South America. In addition, as a result of the decision to exit all production activities in Hawaii in 2006, we recorded a net gain of $4.4 million during 2007 related to the other fresh produce segment. This net gain consists principally of a curtailment gain related to the U.S. based post-retirement health plan, partially offset by additional severance and other exit activity charges. Also included in asset impairment and other charges in 2007, were $1.4 million principally related to exit activities in the prepared food segment in Europe as a result of our decision to market our prepared food products through independent distributors in certain European markets and to outsource the U.K. beverage production.

Operating Income

Operating income in 2008 was $163.1 million compared with an operating income of $175.6 million in 2007, a decrease of $12.5 million. The decrease in operating income is attributable to lower gross profit and higher asset impairment and other charges, partially offset by lower selling, general and administrative expenses.

Interest Expense

Interest expense was $14.5 million in 2008 as compared with $27.8 million in 2007, a decrease of $13.3 million. In 2008, interest expense declined, reflecting a slight decrease in our average outstanding debt and lower average interest rates.

Other Income, Net

Other income, net was $12.5 million in 2008 compared with $31.5 million in 2007. The decrease of $19.0 million was principally due to lower gains on sale of property plant and equipment of $9.9 million combined with a reduction of $8.4 million in foreign exchange gains during 2008 as compared with 2007.

Provision for Income Taxes

Provision for income taxes was $4.8 million in 2008 compared with $1.4 million in 2007, an increase of $3.4 million. The increase in provision for income taxes is due to increased taxable earnings in certain jurisdictions, combined with additional accruals for uncertain tax positions.

2007 Compared with 2006

Net Sales

Net sales in 2007 were $3,365.5 million compared with $3,214.3 million in 2006. The increase in sales of $151.2 million was primarily attributable to higher net sales of bananas, prepared food and other products and services, partially offset by a slight decrease in net sales of other fresh produce. Net sales of bananas increased by $86.5 million primarily as a result of higher worldwide per unit sales prices, partially offset by lower sales volume principally in Asia. Net sales of prepared food increased $61.9 million primarily due to increased sales of canned pineapple, which resulted from a short supply of industry volumes. Also contributing to the increase in net sales of prepared food were higher net sales of canned deciduous fruit, industrial products and increased sales prices in our Jordanian poultry business. Net sales of other products and services increased $10.1 million primarily as a result of increased sales volumes and per unit sales prices in the grain business. Net sales of other fresh produce decreased $7.3 million principally due to lower net sales of potatoes, tomatoes and vegetables as a result of the rationalization of these product categories in the North American region initiated during 2006. Also contributing to the decrease in the other fresh produce segment was a reduction in net sales of fresh-cut fruit and vegetables as a result of product line rationalization and temporary labor shortages in the North America operations. Partially offsetting these decreases in net sales in the other fresh produce segment during 2007 were higher net sales of gold pineapples primarily due to favorable exchange rates and slightly higher sales volume in Europe and Asia and higher net sales of melons and avocados principally due to higher per unit sales prices in North America that resulted from favorable market conditions.

Including the effect of our foreign currency hedges, net sales were positively affected by a weaker dollar versus the euro and the British pound. The net effect of foreign exchange in 2007 compared with 2006 was an increase in net sales of approximately $69.0 million primarily attributed to the euro and to the British pound.

During 2007, one customer, Wal-Mart, Inc., accounted for approximately 15% of our total net sales. These sales are reported in our banana, other fresh produce and prepared food segments. No other customer accounted for 10% or more of our net sales. In 2007, the top 10 customers accounted for approximately 36% of our net sales.

Cost of Products Sold

Cost of products sold was $3,000.6 million in 2007 compared with $3,024.9 million in 2006, a decrease of $24.3 million. This decrease in cost of products sold was primarily attributable to the Hawaii exit charge of $24.6 million and the charge of $16.6 million related to the Kenya canned pineapple product withdrawal and disposal program that were recorded during 2006 combined with reduced sales volume in 2007. Partially offsetting these decreases in cost of products sold during 2007 as compared with 2006 were higher fruit cost resulting from increased input prices, a 17% increase in vessel fuel prices combined with the negative impact of a weaker U.S. dollar. Cost of products sold in 2007 included $3.0 million of insurance proceeds related to the Kenya product withdrawal and disposal program that occurred in 2006.

Since our financial reporting currency is the U.S. dollar, our costs are affected by fluctuations in the value of the currency in which we have significant operations versus the dollar, with a weak dollar versus those currencies where we have production operations results in increased costs. During 2007, cost of products sold was negatively impacted by approximately $19.0 million as a result of a weaker U.S. dollar versus the various currencies in the countries where we have significant production operations.

Gross Profit

Gross profit was $364.9 million in 2007 compared with $189.4 million in 2006, an increase of $175.5 million. The increase in gross profit was primarily attributable to higher gross profit on other fresh produce of $72.8 million, higher gross profit on prepared food of $57.0 million, higher gross profit on bananas of $42.5 million and higher gross profit on other products and services of $3.2 million. Gross profit on the other fresh produce segment increased principally due to the increase in gross profit on non-tropical fruit that resulted from improved market conditions combined with higher gross profit on fresh-cut fruit and vegetables and potatoes as a result of the rationalization and restructuring initiatives that were started during 2006 along with higher per unit selling prices. Also contributing to the increase in gross profit in 2007 was higher gross profit on gold pineapples as a result of a 7% increase in sales volume combined with cost savings that were implemented in 2006, primarily the closure of our Hawaii pineapple operations. The increase in gross profit on the other fresh produce segment also reflects the Hawaii exit activity charge of $24.6 million that was recorded in 2006. Gross profit on the prepared food segment increased principally due to higher per unit selling prices of canned pineapple products due to industry volumes in short supply and operational efficiencies resulting from 2006 restructuring activities combined with the absence of cost related to the Kenya canned pineapple product withdrawal and disposal program that was recorded in 2006. Also contributing to the increase in gross profit on the prepared food segment was an insurance recovery of $3.0 million received during 2007 related to the Kenya canned pineapple product withdrawal and disposal program.

Gross profit on bananas increased principally due to higher per unit selling prices in all regions, partially offset by higher fruit costs as a result of increased input prices and higher ocean transportation costs that resulted principally from a 17% increase in fuel prices and higher vessel operating costs.

The increase in gross profit in the other products and services segment was primarily attributable to higher gross profit in our Argentina grain business that resulted from improved market conditions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $24.8 million to $176.8 million in 2007 compared with $201.6 million in 2006. The decrease is primarily attributable to lower selling and marketing expenses in Europe combined with lower information technology and other administrative expenses. Selling, general and administrative expenses for the comparable prior period reflected a European marketing campaign that was not repeated during 2007. In addition, as a result of our decision to market our prepared food products through independent distributors in the United Kingdom, Belgium and Italy during 2007, we closed our Belgium and Italy sales offices and significantly reduced our sales and marketing staff in our U.K. office which contributed to the reduction in selling, general and administrative expenses.

Asset Impairment and Other Charges

Asset impairment and other charges were $12.5 million in 2007 as compared with $105.3 million in 2006, a decrease of $92.8 million. In 2007, we recorded asset impairment charges totaling $15.5 million related to exit activities in the prepared food and other fresh produce segments principally in Europe and South America. In addition, as a result of the decision to exit all production activities in Hawaii in 2006, we recorded a net gain of $4.4 million during 2007 related to the other fresh produce segment. This net gain consists principally of a curtailment gain related to the U.S. based post-retirement health plan, partially offset by additional severance and other exit activity charges. Also included in asset impairment and other charges in 2007, were $1.4 million principally related to exit activities in the prepared food segment in Europe as a result of our decision to market our prepared food products through independent distributors in certain European markets and to outsource the U.K. beverage production.

In 2006, we recorded asset impairment charges totaling $84.0 million consisting of the following: a) $21.7 million, as a result of continued operating losses due to underutilization of production facilities and machinery in Europe and Africa related to the prepared food segment; b) $27.6 million, primarily as a result of asset impairment tests for indefinite-lived intangible assets in the United Kingdom due to discontinued unprofitable product lines in the prepared food and other fresh produce segments and in the United States as the result of lower volume expectations in the other fresh produce segment; c) $17.4 million, as a result of continued operating losses and underutilization of facilities in Africa, Europe and the United States related to the other fresh produce and banana segments; d) $9.3 million, due to underutilized definite-lived intangible assets in the North America transportation business related to the non-produce segment and in Europe related to the other fresh produce segment; and e) $8.0 million for the write-off of capitalized software costs in Europe and the United States due to discontinued usage. In addition, 2006 asset impairment and other charges include $11.4 million of net employee termination benefits charges and $9.9 million of contractual obligations charges related to the other fresh produce and processed food segments as a result of the accelerated closure of our Hawaii operations, the closure of our Italy juice plant and the closure and sale of our U.K. fresh-cut salad operation.

Operating Income (Loss)

Operating income in 2007 was $175.6 million compared with an operating loss of $117.5 million in 2006, an increase of $293.1 million. The improvement in operating income is attributable to higher gross profit, lower selling, general and administrative expenses and lower asset impairment and other charges.

Interest Expense

In 2007, our average outstanding debt level decreased slightly however due to higher interest rates, resulted in $0.8 million higher interest expense during 2007 as compared with 2006.

Other Income, Net

Other income, net was $31.5 million in 2007 compared with $0.4 million in 2006. The increase of $31.1 million was principally due to gains on sale of property plant and equipment of $17.4 million combined with foreign exchange gains of $14.9 million and partially offset by increased equity losses from unconsolidated subsidiaries. The gain on sale of property plant and equipment is principally due to our disposal of non-performing assets combined with the sale of a refrigerated vessel and the insurance proceeds related to the accidental loss of another vessel. The foreign exchange gain resulted from favorable exchange rate movements in the euro, British pound and other currencies versus the U.S. dollar in locations where we have significant activities.

Provision for (Benefit from) Income Taxes

Provision for income taxes was $1.4 million in 2007 compared with a benefit of $0.5 million in 2006, a difference of $1.9 million. Provision for income taxes for 2007 includes benefits of $9.1 million primarily due to the reversal of uncertain tax positions for the settlement of tax audits, partially offset by increased taxable earnings in certain jurisdictions combined with additional accruals for uncertain tax positions. The majority of the losses incurred during 2006 did not result in taxable benefits due to the uncertainty of the utilization of these net operating losses against future taxable income.

Liquidity and Capital Resources

Net cash provided by operating activities was $215.6 million for 2008 as compared with $152.5 million for 2007, an increase of $63.1 million. The increase in cash provided by operating activities was primarily attributable to changes in operating assets and liabilities primarily comprised of lower levels of accounts receivables that resulted from improved collections, higher accounts payable and accrued expenses due to increased costs, partially offset by higher levels of growing crop inventory as a result of expanded melon and pineapple farming operations.

Net cash provided by operating activities for 2007 was $152.5 million, an increase of $127.2 from 2006. The increase in cash provided by operating activities was primarily attributable to net income in 2007 compared with a net loss in 2006, partially offset by higher levels of trade accounts receivables that resulted principally from new business in the Middle East and increases in balances due to the decision to market our prepared food products through independent distributors in late 2007.

Working capital was $200.2 million at December 26, 2008, compared with $491.2 million at December 28, 2007, a decrease of $291.0 million. This decrease in working capital is principally attributable to the revolving credit facility of $349.7 million that as of December 26, 2008 is classified as current portion of long-term debt due to its November 10, 2009 maturity date combined with higher levels of accounts payable and accrued expenses resulting from higher costs, partially offset by higher levels of growing crop inventories as a result of expanded melon and pineapple farming operations and higher prepaid expenses and other current assets.

Net cash used in investing activities was $499.5 million for 2008, $50.8 million for 2007 and $84.3 million for 2006. Net cash used in investing activities for 2008 consisted primarily of capital expenditures of $101.5 million, purchase business combination of $414.5 million, partially offset by $16.5 million of proceeds from sale of assets. Capital expenditures for 2008 consisted of $59.4 million principally for distribution centers in Saudi Arabia and South Korea and for production facilities in the Philippines, Guatemala and Brazil related to the banana segment, $23.1 million principally for expansion of production facilities in the Philippines, Costa Rica and Chile related to the other fresh produce segment and $19.0 million principally for production facilities in Jordan and Kenya related to the prepared food segment. Cash payments for purchases of business combinations consisted principally of the acquisition of Caribana for $401.2 million and the purchase of melon operations in Costa Rica and Guatemala for $12.4 million. Proceeds from sale of assets consisted primarily of disposal of non-performing assets in South America and Europe.

Net cash used in investing activities for 2007 consisted primarily of capital expenditures of $81.4 million and an additional investment of $2.0 million in an unconsolidated subsidiary in Costa Rica, partially offset by $32.2 million of proceeds from sale of assets. Capital expenditures for 2007 consisted primarily of expansion of distribution and manufacturing facilities in the Middle

East and expansion of production facilities in Kenya, Brazil and the Philippines. Proceeds from sale of assets principally consisted of disposals of non-performing assets in Europe, Africa and North America, combined with the sale of a refrigerated vessel and the insurance proceeds related to the accidental loss of another vessel.

Net cash used in investing activities for 2006 consisted primarily of capital expenditures of $102.1 million, partially offset by $17.8 million of proceeds from sale of assets. Capital expenditures for 2006 consisted primarily of new distribution and manufacturing facilities in the Middle East and expansion of production operations in the Philippines, South America and Africa. Proceeds from sale of assets consisted primarily of the sale of the fresh-cut salad operations in the United Kingdom and a potato repack facility in the United States.

Net cash provided by financing activities of $293.9 million for 2008 was attributable to net borrowings under our credit facilities of $271.8 million combined with proceeds from stock options exercised of $22.1 million.

Net cash used in financing activities of $111.5 million for 2007 was attributable to net repayment of long-term debt of $242.3 million, partially offset by $117.5 million of proceeds from the issuance of our ordinary shares and $13.3 million from stock options exercised. During November 2007, we sold 4,222,000 of our ordinary shares in a public offering. The net proceeds from the issuance of our ordinary shares were primarily used for repayments of long-term debt.

Net cash provided by financing activities of $73.9 million for 2006 was principally attributable to net borrowing of long-term debt of $108.3 million partially offset by $28.9 million of payments of dividends and $5.8 million of purchases of treasury shares.

In recent years, we have financed our working capital and other liquidity requirements primarily through cash from operations and borrowings under the Credit Facility, which is administered by Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch, which we refer to as Rabobank. Our obligations under the credit facility are guaranteed by certain of our subsidiaries. On November 9, 2004, the Credit Facility was amended to increase the total revolving commitment to $600.0 million, to add a term loan commitment of up to $400.0 million, to extend its maturity to November 10, 2009 and to increase the letter of credit facility to $100.0 million. On February 14, 2006, the Credit Facility was amended to increase allowable repurchases of our ordinary shares in an aggregate amount not to exceed $300.0 million.

On May 10, 2006, the Credit Facility was modified to amend certain financial covenants, and we borrowed $150.0 million of the available $400.0 million term loan commitment (the “Term Loan”) and used the proceeds to repay a portion of the revolving facility. The Term Loan is a five-year amortizing loan with quarterly payments of principal and interest. The Term Loan matures on May 10, 2011. The interest rate on the Term Loan (1.46% at December 26, 2008) is based on a spread over the London Interbank Offer Rate (“LIBOR”). On December 27, 2006 the Credit Facility was further amended to modify the applicable ratios used to determine margins for advances and to amend certain financial covenants.

The Credit Facility is collateralized directly or indirectly by substantially all of our assets and is guaranteed by certain of our subsidiaries. The Credit Facility permits borrowings with an interest rate (2.44% at December 26, 2008), depending on our leverage ratio, based on a spread over LIBOR. At December 26, 2008, there was $489.4 million outstanding under the Credit Facility.

The Credit Facility requires us to be in compliance with various financial and other covenants and limits the amount of future dividends and capital expenditures. As of December 26, 2008, we were in compliance with all of the financial and other covenants contained in the Credit Facility. The Credit Facility matures on November 10, 2009 and as a result we have included $349.7 million in current liabilities as of December 26, 2008.

The Credit Facility expires on November 11, 2009 and represents our principal method of supplementing operating cash flows for our working capital and other liquidity requirements. Recently, global capital markets have experienced increased volatility and uncertainty. Notwithstanding this volatility, we expect to renew our credit facility during 2009. Our expectation is based on our history of earnings and positive cash flows along with our long-standing relationships with our current bank group and our credit rating. We expect our interest rates could increase due to the current market conditions. In addition to the renewal of our current bank debt corporate loan, our capital market options include, among others, asset based loans, high-yield bonds and receivables-based credit facilities. We believe that our operating cash flows, together with our ability to renew the Credit Facility and obtain other available financing will be adequate to meet our operating, investing and financing needs in the foreseeable future. There are no assurances that continued or increased volatility and uncertainty in the global capital markets will not impair our ability to access these markets on terms that are favorable to us or at all.

At December 26, 2008, we had $212.7 million available under committed working capital facilities, primarily under the Credit Facility. The Credit Facility also includes a swing line facility and a letter of credit facility. At December 26, 2008, we applied $39.4 million to the letter of credit facility, comprised primarily of certain contingent obligations and other governmental agencies guarantees. We also had $2.5 million in other letters of credit not included in the letter of credit facility.

As of December 26, 2008, we had $512.8 million of long-term debt and capital lease obligations, including the current portions, consisting of $489.4 million outstanding under the Credit Facility, $10.8 million of capital lease obligations and $12.6 million of other long-term debt and notes payable.

As of December 26, 2008, we had cash and cash equivalents of $27.6 million.

We expect to pay approximately $4.3 million during 2009 in termination benefits and contractual obligations primarily related to the closure of our Hawaii pineapple operation and the closure of distribution centers in the United Kingdom in the banana segment. We also expect to pay $1.9 million for years following 2009 also related to the closure of distribution centers in the United Kingdom. These cash outlays will be funded from operating cash flows and available borrowings under our credit facilities.

The principal capital expenditures planned for 2009 consist of approximately $120.0 million primarily for the expansion of our distribution and manufacturing facilities in the Middle East and expansion of our production facilities in Central and South America and Kenya. We expect to fund our capital expenditures in 2009 through operating cash flows and borrowings under credit facilities. We generated cash from operations of $215.6 million in 2008 and had $212.7 million available under our Credit Facility as of December 26, 2008. Based on our operating plan, combined with our borrowing capacity and our expectation to refinance our Credit Facility before its maturity date, we believe we have sufficient cash to meet our obligations in 2009.

As a result of the strengthening of the U.S. dollar relative to the euro and British pound, our foreign currency cash flow hedges changed from a net liability of $6.2 million at December 28, 2007 to a net asset of $7.1 million at December 26, 2008. We expect that the $7.1 million net asset outstanding will be transferred to earnings in 2009 along with the earnings effect of the related transaction.

Other

We are involved in several legal and environmental matters that, if not resolved in our favor, could require significant cash outlays and could have a material adverse effect on our results of operations, financial condition and liquidity. See Item 1. Business Overview under “Environmental Matters” and Item 3. Legal Proceedings and Note 18, “Litigation” to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

Critical Accounting Policies

We believe the following accounting polices used in the preparation of our Consolidated Financial Statements may involve a high degree of judgment and complexity and could have a material effect on our Consolidated Financial Statements.

Growing Crops

Expenditures on pineapple, melon and non-tropical fruit, including grapes, growing crops are valued at the lower of cost or market and are deferred and charged to cost of products sold when the related crop is harvested and sold. The deferred growing costs consist primarily of land preparation, cultivation, irrigation and fertilization costs. The deferred growing crop calculation is dependent on an estimate of harvest yields and future crop expenditures. If there is an unexpected decrease in estimated harvest yields, a write-down of deferred growing costs may be required. During 2006, based on the closing of our Hawaii pineapple operations and as a result of changes in circumstances caused by the inefficiencies from employee turnover, reductions in forecasted production volume and a decline in market prices, an impairment of deferred growing crops of $24.6 million was recorded in cost of products sold.

Stock-Based Compensation

Effective December 31, 2005 (the first day of our 2006 year), we adopted Statement of Financial Accounting Standards No.123 (revised 2004), “Share-Based Payments” (“SFAS 123R”). Our share-based payments are composed entirely of stock-based compensation expense as all equity awards granted to employees and members of our Board of Directors, each of whom meets the definition of an employee under the provisions of SFAS 123R, are stock options. We adopted SFAS 123R using the modified prospective basis. Under this method, compensation costs recognized beginning December 31, 2005 included costs related to 1) all share-based payments granted prior to but not yet vested as of December 31, 2005, based on previously estimated grant-date fair values and 2) all share-based payments granted subsequent to December 30, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. We have continued to use the Black-Scholes option pricing model to estimate the fair value of stock options granted subsequent to the date of adoption of SFAS 123R.

Stock-based compensation expense related to stock options for the year ended December 26, 2008, included in the determination of income before provision for income taxes and net income, totaled $9.7 million on the straight-line, single award basis, or $0.15 per diluted share, respectively, and are included in the accompanying consolidated statements of income for the year ended December 26, 2008 in selling, general and administrative expenses. We are in a net operating loss position in the relevant jurisdictions. Therefore, at December 26, 2008, deferred tax assets related to stock-based compensation expense have been fully reserved and there was no reduction in taxes currently payable or related effect on cash flows as the result of excess tax benefits from stock options exercised in these periods. The amount of cash received from the exercise of stock options was $22.1 million for the year ended December 26, 2008. As of December 26, 2008, the total remaining unrecognized compensation costs related to non-vested stock options amounted to $13.7 million, which will be amortized over the weighted-average remaining requisite service period of 2.7 years.

Goodwill and Indefinite-Lived Intangible Assets

We assess goodwill for impairment on an annual basis on the first day of the fourth quarter of each year, or sooner if events indicate such a review is necessary. Based on this valuation, we have determined that there was no impairment of goodwill in 2008 or 2007. In 2006, we determined that goodwill related to the Standard acquisition we completed in 2003 which products included tomatoes and other vegetables, was impaired. Accordingly, a charge to the carrying value of goodwill in the amount of $12.5 million was recorded during the fourth quarter of 2006. As of December 26, 2008, we were not aware of any items or events that would cause us to further adjust the recorded value of goodwill for impairment. Potential impairment exists if the fair value of a reporting unit to which goodwill has been allocated, is less than the carrying value of the reporting unit. The amount of the impairment to recognize, if any, is calculated as the amount by which the carrying value of goodwill exceeds its implied value. Future changes in the estimates used to conduct the impairment review, including revenue projection, market values and changes in the discount rate used, could cause the analysis to indicate that our goodwill is impaired in subsequent periods and result in a write-off of a portion or all of goodwill. The discount rate used is based on independently calculated risks, our capital mix and an estimated market risk premium. The assumptions used in estimating revenue projections are consistent with those used in internal planning. The fair value of the prepared reporting unit goodwill is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of this asset. We estimate that a one-percentage point increase in the discount rate used would result in an impairment loss of approximately $10.0 million related to this asset.

As part of the Del Monte Foods acquisition we acquired a perpetual, royalty-free license to use the DEL MONTE® brand for processed and/or canned food in more than 100 countries throughout Europe, Africa and the Middle East. Included in other non-current assets at December 26, 2008 is an indefinite-lived intangible asset of $71.7 million related to this license. This indefinite-lived intangible asset is not being amortized but is reviewed for impairment consistent with SFAS No. 142. Based on this review it was determined that there is no impairment of this indefinite-lived intangible asset in 2008. In 2006, the carrying value of this indefinitely-lived intangible asset was higher than the fair value and accordingly, an impairment charge of $8.9 million was recorded. This indefinite-lived asset is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of this asset. We estimate that a 5% decrease in the expected future cash flows of this indefinite-lived intangible asset and a one-percentage point increase in the discount rate used would result in a further impairment loss of approximate $1.0 million related to this asset.

Impairment of Long-Lived Assets

We account for the impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS No. 144”). SFAS No. 144 requires write-downs to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In 2006, we recorded asset impairment charges of $56.4 million. These asset impairments consisted of the following: a) $21.7 million, as a result of continued operating losses due to underutilization of production facilities and machinery in Europe and Africa related to the prepared food segment; b) $17.4 million, as a result of continued operating losses combined with underutilization of facilities in Africa, Europe and the United States related to the other fresh produce and banana segments; c) $9.3 million, due to underutilized definite-lived intangible assets in the North America transportation business related to the non-produce segment and in Europe related to the other fresh produce segment; and d) $8.0 million for the write-off of capitalized software costs in Europe and the United States due to discontinued usage. In 2007, we recorded asset impairment charges totaling $15.5 million related to exit activities in the prepared food and other fresh produce segments principally in Europe and South America. In 2008, we recorded asset impairment totaling $11.3 million as a result of extensive flood damage at our banana farms in Brazil and Costa Rica and $10.0 million principally due to the closure of under-utilized distribution centers and the previously announced closure of our beverage production operation in the United Kingdom, combined with related contract termination costs in the banana and prepared food segments. During 2008, we also recorded a net benefit of approximately $2.9 million related to the previously announce closing of our Hawaii pineapple operations related to the other fresh produce segment.

In assessing potential impairment, we consider the operating performance and projected undiscounted cash flows of these assets. If the projected cash flows are estimated to be less than the assets’ carrying value, we may have to record additional impairment charges. The fair value of these assets is determined based on discounted future cash flows or independent appraisals from third parties.

Income Taxes

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end, based on enacted tax laws and statutory tax rates applicable to the year in which the differences are expected to affect taxable income. Valuation allowances are established when it is deemed more likely than not that some portion or all of the deferred tax assets will not be realized. Our judgments regarding future profitability may change due to future market conditions and other factors. These changes, if any, may require adjustments to our deferred tax assets. We have established tax accruals for uncertain tax positions, including those as a result of various tax audits currently in process. The amount of income taxes due as a result of the eventual outcome of these audits could differ from the amount of the estimated tax accruals.

Contingencies

Estimated losses from contingencies are expensed if it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Gain contingencies are not reflected in the financial statements until realized. We use judgment in assessing whether a loss contingency is probable and estimable. Actual results could differ from these estimates.

Environmental Remediation Liabilities

Losses associated with environmental remediation obligations are accrued when such losses are probable and can be reasonably estimated. We have recorded provisions for the Kunia Well Site related to the expected environmental remediation. The related liability is based on the Record of Decision, which was issued by the EPA on September 25, 2003. Certain portions of the EPA’s estimates have been discounted using a 5% interest rate. Interest expense of $0.6 million was accrued during 2008. In 2004, we commenced certain remediation and further testing activities. At December 26, 2008 and December 28, 2007, the total liability for the Kunia Well Site was $20.2 million and $21.7 million, respectively. We expect to expend approximately $0.5 million in cash per year for the next five years. The ultimate amount of the cost for the expected environmental remediation of the Kunia Well Site is dependent on the actual cost. Actual remediation costs could significantly differ from our estimates.

Derivative Financial Instruments

We recognize derivative financial instruments as either assets or liabilities on the accompanying consolidated balance sheets at fair value and account for those derivatives financial instruments designated as hedging instruments depending on the nature of the hedge relationship. A fair value hedge requires that the effective portion of the change in the fair value of a derivative financial instrument be offset against the change in the fair value of the underlying asset, liability, or firm commitment being hedged through earnings. A cash flow hedge requires that the effective portion of the change in the fair value of a derivative instrument be recognized in other comprehensive income, a component of shareholders’ equity, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of a derivative financial instrument’s change in fair value is immediately recognized in earnings.

Trend Information

Our net sales growth in recent years has been achieved primarily through increased sales volume in existing markets of other fresh produce, primarily pineapples, melons and non-tropical fruit, and favorable pricing on our Del Monte Gold®Extra Sweet pineapple combined with increased sales volume of bananas in existing and new markets. During 2008, our sales growth was positively affected by higher sales volume of bananas and gold pineapples that resulted from our Caribana acquisition. Also contributing to our sales growth has been the new products, including tomatoes and prepared food combined with expansion of value-added services, such as banana ripening. Our net sales growth in recent years is also attributable to a broadening of our product line with the expansion of our fresh-cut produce business and our expansions into new markets. We expect our net sales growth to continue to be driven by increased sales volumes in our banana, other fresh produce and the prepared food segments. As a result of our 2008 acquisitions of banana, gold pineapple and melon operations, we expect an increase in net sales of these products in North America, Europe and the Middle East. In Europe, Africa and the Middle East, we expect net sales to increase due to increased sales of our fresh produce and prepared food product offerings. More specifically, we expect to increase our sales in the Middle East by expanding our distribution networks and increasing our sales volume in the fresh produce product lines. We also expect to increase our sales by developing new products in the prepared food segment, such as various frozen juice stick bars and smoothie products, targeting the convenience store and foodservice trade in selected European and Middle East markets.

In the pineapple, grape and non-tropical fruit markets, we believe that the high degree of capital investment and cultivation expertise required, as well as the longer length of the growing cycle, makes it relatively difficult to enter the market. However, in recent years we have experienced an increase in competition with respect to our Del Monte Gold® Extra Sweet pineapple, which has affected our results. We expect these competitive pressures to continue in 2009.

In the EU, the banana import license system was replaced with a tariff-only banana import system effective January 1, 2006. This new tariff-only banana import regime established a tariff of 176 euros per ton for bananas imported from Latin American countries. The effect of this new tariff-only system on the European banana market initially resulted in increased supply to this market which in turn had the effect of reducing our per unit net sales prices. During 2008, this market was stable and per unit net sales prices increased. We expect this market to remain stable during 2009.

Our costs are determined in large part by the prices of fuel and packaging materials, including containerboard, plastic, resin and tin plate. Any significant increase in the cost of these items could also materially and adversely affect our operating results. Other than the cost of our products (including packaging), sea and inland transportation costs represent the largest component of cost of products sold. Fuel prices increased by 21% and containerboard prices increased by 17% in 2006 as compared with 2005. During 2007 the cost of fuel further increased by 17% and containerboard increased slightly as compared with 2006 and during 2008 fuel prices increased an additional 42% and containerboard increased 11%. These increases in the cost of fuel and containerboard have negatively impacted our results of operations. In addition, we are subject to the volatility of the short-term charter vessel market because approximately one-third of our refrigerated vessels are chartered rather than owned. These charters are primarily short-term, typically for periods of one to three years. Charter rates have generally increased during 2007 and 2008 as compared with the relevant prior year and are expected to further increase during 2009. These higher operating costs may continue in the near term.

Tabular Disclosure of Contractual Obligations

The following details information with respect to our contractual obligations as of December 26, 2008.

	(U.S. dollars in millions)
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual obligations by period
Fruit purchase agreements	$2,152.7	$281.7	$523.2	$459.8	$888.0
Purchase obligations	417.0	258.3	121.4	23.5	13.8
Operating leases	119.0	21.9	32.7	24.0	40.4
Capital lease obligations (including interest)	11.8	5.5	5.6	0.7	0.0
Long-term debt	502.0	353.0	142.8	2.2	4.0

Totals	$3,202.5	$920.4	$825.7	$510.2	$946.2

The above table does not reflect accrued uncertain tax positions of $12.9 million (including interest and penalties). The timing of the reversal of the $12.9 million is uncertain. See Note 12, “Income Taxes” in the Notes to the Consolidated Financial Statements for additional discussion on uncertain tax positions.

We have agreements to purchase the entire production of certain products of our independent growers in Costa Rica, Guatemala, Ecuador, Cameroon, Colombia, Chile, Brazil and the Philippines that meet our quality standards. Total purchases under these agreements amounted to $690.3 million, $580.8 million and $575.3 million for 2008, 2007 and 2006, respectively.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in currency exchange rates and interest rates, which may adversely affect our results of operations and financial condition. We seek to minimize the risks from these currency exchange rate and interest rate fluctuations through our regular operating and financing activities and, when considered appropriate, through the use of derivative financial instruments. Our policy is to not use financial instruments for trading or other speculative purposes and is not to be a party to any leveraged financial instruments.

We manage our currency exchange rate and interest rate risk by hedging a portion of our overall exposure using derivative financial instruments. We also have procedures to monitor the impact of market risk on the fair value of long-term debt, short-term debt instruments and other financial instruments, considering reasonably possible changes in currency exchange and interest rates.

Exchange Rate Risk

Because we conduct our operations in many areas of the world involving transactions denominated in a variety of currencies, our results of operations as expressed in U.S. dollars may be significantly affected by fluctuations in rates of exchange between currencies. These fluctuations could be significant. Approximately 42% of our net sales and a significant portion of our costs and expenses in 2008 were denominated in currencies other than the dollar. We generally are unable to adjust our non-dollar local currency sales prices to reflect changes in exchange rates between the dollar and the relevant local currency. As a result, changes in exchange rates between the euro, Japanese yen, British pound or other currencies in which we receive sale proceeds and the dollar have a direct impact on our operating results. There is normally a time lag between our sales and collection of the related sales proceeds, exposing us to additional currency exchange rate risk.

To reduce currency exchange rate risk, we generally exchange local currencies for dollars promptly upon receipt. We periodically enter into currency forward contracts as a hedge against a portion of our currency exchange rate exposures; however, we may decide not to enter into these contracts during any particular period. As of December 26, 2008, we had several foreign currency cash flow hedges outstanding. The fair value of these hedges as of that date was a net asset of $7.1 million.

The results of a hypothetical 10% strengthening in the average value of the dollar during 2008 relative to the other currencies in which a significant portion of our net sales are denominated would have resulted in a decrease in net sales of approximately $138.0 million for the year ended December 26, 2008. This calculation assumes that each exchange rate would change in the same direction relative to the dollar. In addition to the direct effects of changes in exchange rates quantified above, changes in exchange rates also affect the volume of sales. Our sensitivity analysis of the effects of changes in currency exchange rates does not factor in a potential change in sales levels or any offsetting gains on currency forward contracts.

Interest Rate Risk

As described in Note 13, “Long-Term Debt and Capital Lease Obligations” of the Notes to the Consolidated Financial Statements, our indebtedness is both variable and fixed rate.

At December 26, 2008, our variable rate total debt had a carrying value of $498.3 million. The fair value of the debt approximates the carrying value because the variable rates approximate market rates. A 10% increase in the interest rate for 2008 would have resulted in a negative impact of approximately $0.8 million on our results of operations for the year ended December 26, 2008.

The above discussion of our procedures to monitor market risk and the estimated changes in fair value resulting from our sensitivity analyses are forward-looking statements of market risk assuming certain adverse market conditions occur.

Actual results in the future may differ materially from these estimated results due to actual developments in the global financial markets. The analysis methods we used to assess and mitigate risk discussed above should not be considered projections of future events or losses.

Item 8.	Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Schedule set forth in the accompanying Index are filed as part of this Report.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed under the supervision of our Chairman and Chief Executive Officer and Senior Vice President and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i)	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Senior Vice President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 26, 2008.

The effectiveness of our internal control over financial reporting as of December 26, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein. That report expresses an unqualified opinion on the effectiveness of our internal control over financial reporting.

Fresh Del Monte Produce Inc.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of

Fresh Del Monte Produce Inc.

We have audited Fresh Del Monte Produce Inc. and subsidiaries’ internal control over financial reporting as of December 26, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Fresh Del Monte Produce Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Fresh Del Monte Produce Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 26, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fresh Del Monte Produce Inc. and subsidiaries as of December 26, 2008 and December 28, 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 26, 2008, and our report dated February 23, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Miami, Florida

February 23, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Fresh Del Monte Produce Inc.

We have audited the accompanying consolidated balance sheets of Fresh Del Monte Produce Inc. and subsidiaries as of December 26, 2008 and December 28, 2007 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 26, 2008. Our audits also included the financial statement schedule listed in the Index at Part IV, Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fresh Del Monte Produce Inc. and subsidiaries at December 26, 2008 and December 28, 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 26, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, effective on December 29, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fresh Del Monte Produce Inc.’s internal control over financial reporting as of December 26, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Miami, Florida

February 23, 2009

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in millions, except share and per share data)

	December 26, 2008	December 28, 2007
Assets
Current assets:
Cash and cash equivalents	$27.6	$30.2
Trade accounts receivable, net of allowance of $15.8 and $20.4, respectively	348.0	343.3
Other accounts receivable, net of allowance of $14.0 and $14.6, respectively	62.0	70.6
Inventories	459.8	406.9
Deferred income taxes	19.2	9.1
Prepaid expenses and other current assets	58.0	27.8

Total current assets	974.6	887.9

Investments in and advances to unconsolidated companies	8.0	10.6
Property, plant and equipment, net	1,085.2	851.8
Deferred income taxes	43.6	63.8
Other noncurrent assets	138.5	118.4
Goodwill	401.1	253.2

Total assets	$2,651.0	$2,185.7

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$379.6	$358.5
Current portion of long-term debt and capital lease obligations	358.0	6.9
Deferred income taxes	26.0	20.2
Income taxes and other taxes payable	10.8	11.1

Total current liabilities	774.4	396.7

Long-term debt and capital lease obligations	154.8	231.7
Retirement benefits	61.4	57.2
Other noncurrent liabilities	54.1	34.9
Deferred income taxes	92.4	85.6

Total liabilities	1,137.1	806.1

Minority interests	17.0	14.8

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred shares, $0.01 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.01 par value; 200,000,000 shares authorized; 63,553,211 issued and outstanding and 62,702,916 issued and outstanding, respectively	0.6	0.6
Paid-in capital	549.8	518.0
Retained earnings	964.6	806.9
Accumulated other comprehensive (loss) income	(18.1)	39.3

Total shareholders’ equity	1,496.9	1,364.8

Total liabilities and shareholders’ equity	$2,651.0	$2,185.7

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(U.S. dollars in millions, except share and per share data)

	Years ended
	December 26, 2008	December 28, 2007	As adjusted(a) December 29, 2006
Net sales	$3,531.0	$3,365.5	$3,214.3
Cost of products sold	3,187.0	3,000.6	3,024.9

Gross profit	344.0	364.9	189.4

Selling, general and administrative expenses	162.5	176.8	201.6
Asset impairment and other charges, net	18.4	12.5	105.3

Operating income (loss)	163.1	175.6	(117.5)

Interest expense	14.5	27.8	27.0
Interest income	1.4	1.9	1.4
Other income, net	12.5	31.5	0.4

Income (loss) before income taxes	162.5	181.2	(142.7)

Provision for (benefit from) income taxes	4.8	1.4	(0.5)

Net income (loss)	$157.7	$179.8	$(142.2)

Net income (loss) per ordinary share - Basic	$2.49	$3.07	$(2.46)

Net income (loss) per ordinary share - Diluted	$2.48	$3.06	$(2.46)

Dividends declared per ordinary share	$—	$—	$0.50

Weighted average number of ordinary shares:

Basic	63,344,941	58,490,281	57,819,416

Diluted	63,607,786	58,772,718	57,819,416

(a)	See Note 2, “Summary of Significant Accounting Policies” for additional information

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in millions)

	Years ended
	December 26, 2008	December 28, 2007	As adjusted(a) December 29, 2006
Operating activities:
Net income (loss)	$157.7	$179.8	$(142.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	85.3	80.9	83.8
Gain on pension liability	(2.8)	(5.6)	—
Stock-based compensation	9.7	5.6	6.6
Asset impairment charges	15.7	15.5	84.0
Change in uncertain tax positions	0.4	(4.5)	—
(Gain) loss on sale of equipment	(7.3)	(17.4)	0.6
Equity in loss of unconsolidated companies	2.6	3.1	1.6
Deferred income taxes	(0.8)	4.9	(6.1)
Foreign currency translation adjustment	8.3	7.7	9.6
Changes in operating assets and liabilities
Receivables	0.1	(78.9)	21.6
Inventories	(38.8)	(1.9)	(19.5)
Prepaid expenses and other current assets	(10.6)	1.0	3.8
Accounts payable and accrued expenses	8.0	(3.8)	(5.8)
Other noncurrent assets and liabilities	(11.9)	(33.9)	(12.7)

Net cash provided by operating activities	215.6	152.5	25.3

Investing activities:
Capital expenditures	(101.5)	(81.4)	(102.1)
Proceeds from sale of assets	16.5	32.2	17.8
Purchase business combinations, net of cash acquired	(414.5)	—	—
Investments in unconsolidated companies	—	(2.0)	—
Other investing activities, net	—	0.4	—

Net cash used in investing activities	(499.5)	(50.8)	(84.3)

Financing activities:
Proceeds from long-term debt	985.6	527.2	701.7
Payments on long-term debt	(713.8)	(769.5)	(593.4)
Proceeds from the issuance of ordinary shares, net	—	117.5	—
Proceeds from stock options exercised	22.1	13.3	0.3
Purchase of treasury shares	—	—	(5.8)
Payments of dividends	—	—	(28.9)

Net cash provided by (used in) financing activities	293.9	(111.5)	73.9

Effect of exchange rate changes on cash	(12.6)	0.2	0.4

Net (decrease) increase in cash and cash equivalents	(2.6)	(9.6)	15.3
Cash and cash equivalents, beginning	30.2	39.8	24.5

Cash and cash equivalents, ending	$27.6	$30.2	$39.8

Supplemental cash flow information:
Cash paid for interest	$12.6	$28.1	$24.0

Cash paid for income taxes	$1.1	$2.0	$2.3

Non-cash financing and investing activities:
Retirement of treasury stock	$—	$5.8	$—

Purchases of assets under capital lease obligations	$1.0	$10.4	$1.2

(a)	See Note 2, “Summary of Significant Accounting Policies” for additional information

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(U.S. dollars in millions, except share data)

	Ordinary Shares Outstanding	Ordinary Shares	Paid-in Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 30, 2005	58,013,180	$0.6	$380.5	$774.9	$—	$(3.1)	$1,152.9
Cumulative effect of adjustments resulting from the adoption of FSP AUG AIR 1	—	—	—	11.7	—	—	11.7
Cumulative effect of adjustments resulting from the adoption of SAB No. 108	—	—	—	11.6	—	—	11.6

Adjusted Balance at December 31,2005	58,013,180	$0.6	$380.5	$798.2	$—	$(3.1)	$1,176.2
Exercises of stock options	26,000	—	0.3	—	—	—	0.3
Share-based payment expense	—	—	6.6	—	—	—	6.6
Dividends declared	—	—	—	(28.9)	—	—	(28.9)
Treasury shares purchased	(341,346)	—	—	—	(5.8)	—	(5.8)
Comprehensive loss:
Net loss	—	—	—	(142.2)	—	—	(142.2)
Unrealized loss on derivatives, net of reclassification for loss of $0.6 included in net loss	—	—	—	—	—	(34.3)	(34.3)
Net foreign currency translation adjustment	—	—	—	—	—	43.9	43.9
Additional minimum pension liability	—	—	—	—	—	(1.6)	(1.6)

Comprehensive loss							(134.2)
Impact of adoption of SFAS No. 158, net of tax	—	—	—	—	—	12.1	12.1

Balance at December 29, 2006	57,697,834	$0.6	$387.4	$627.1	$(5.8)	$17.0	$1,026.3
Exercises of stock options	783,082	—	13.3	—	—	—	13.3
Share-based payment expense	—	—	5.6	—	—	—	5.6
Offering of shares	4,222,000	—	117.5	—	—	—	117.5
Treasury shares cancelled	—	—	(5.8)	—	5.8	—	—
Comprehensive loss:
Net income	—	—	—	179.8	—	—	179.8
Unrealized loss on derivatives	—	—	—	—	—	(7.0)	(7.0)
Net foreign currency translation adjustment	—	—	—	—	—	17.9	17.9
Retirement benefit adjustment, net of tax	—	—	—	—	—	11.4	11.4

Comprehensive income							202.1

Balance at December 28, 2007	62,702,916	$0.6	$518.0	$806.9	$—	$39.3	$1,364.8

See accompanying notes

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)

(U.S. dollars in millions, except share data)

	Ordinary Shares Outstanding	Ordinary Shares	Paid-in Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 28, 2007	62,702,916	$0.6	$518.0	$806.9	$—	$39.3	$1,364.8
Exercises of stock options	850,295	—	22.1	—	—	—	22.1
Share-based payment expense	—	—	9.7	—	—	—	9.7
Comprehensive income:
Net income	—	—	—	157.7	—	—	157.7
Unrealized gain on derivatives	—	—	—	—	—	13.4	13.4
Net foreign currency translation adjustment	—	—	—	—	—	(51.6)	(51.6)
Change in retirement benefit adjustment	—	—	—	—	—	(19.2)	(19.2)

Comprehensive income							100.3

Balance at December 26, 2008	63,553,211	$0.6	$549.8	$964.6	$—	$(18.1)	$1,496.9

See accompanying notes

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

Reference in this Report to Fresh Del Monte, “we”, “our” and “us” and the “Company” refer to Fresh Del Monte Produce Inc. and its subsidiaries, unless the context indicates otherwise.

We were incorporated under the laws of the Cayman Islands on August 29, 1996. Prior to March 31, 2008, we qualified as a “foreign private issuer” for purposes of filing and disclosure requirements under the United States securities laws. As a “foreign private issuer” under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), we filed our annual report with the United States Securities and Exchange Commission (“SEC”) on Form 20-F. Effective March 31, 2008, we no longer satisfied the definition of a “foreign private issuer” under the Exchange Act and we are now required to file our annual reports on Form 10-K and our quarterly reports on Form 10-Q.

We are engaged primarily in the worldwide production, transportation and marketing of fresh produce. We source our products, which include bananas, pineapples, melons and non-tropical fruit (including grapes, apples, pears, peaches, plums, nectarines, apricots, avocados and kiwis), plantains and tomatoes, primarily from Central America, South America, Africa and the Philippines. We also source products from North America and Europe and distribute our products in North America, Europe, Asia, South America, Africa and the Middle East. Products are sourced from our company-owned farms, through joint venture arrangements and through supply contracts with independent growers. We have the exclusive right to use the DEL MONTE® brand for fresh fruit, fresh vegetables and other fresh and fresh-cut produce and certain other specified products on a royalty-free basis under a worldwide, perpetual license from Del Monte Corporation, an unaffiliated company that owns the DEL MONTE® trademark. Del Monte Corporation and several other unaffiliated companies manufacture, distribute and sell under the DEL MONTE® brand canned or processed fruit, vegetables and other produce, as well as dried fruit, snacks and other products.

We are a vertically integrated producer, marketer and distributor of prepared fruit and vegetables, juices and snacks and we hold a perpetual, royalty-free license to use the DEL MONTE® brand for prepared foods throughout Europe, Africa and the Middle East.

Certain amounts from 2007 and 2006 have been reclassified to conform to the 2008 presentation.

2. Summary of Significant Accounting Policies

Principles of Consolidation

Our consolidated financial statements include the accounts of our majority owned subsidiaries, which we control, and consolidated variable interest entities (“VIE”). Our fiscal year end is the last Friday of the calendar year or the first Friday subsequent to the end of the calendar year, whichever is closest to the end of the calendar year. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Accounting for Planned Major Maintenance Activities

Effective December 30, 2006, the first day of our 2007 year, we adopted Financial Accounting Standards Board (“FASB”) Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (“FSP AUG AIR-1”), which provides guidance on the accounting for planned major maintenance activities, such as vessel dry-dock activities. Previously, we accounted for vessel dry-dock activities using the accrue-in-advance method. We have adopted the deferral method of accounting for vessel dry-dock activities whereby actual costs incurred are deferred and amortized on a straight-line basis over the period until the next scheduled dry-dock activity.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Summary of Significant Accounting Policies (continued)

We have applied FSP AUG AIR-1 retrospectively, resulting in the adjustment of 2006 results presented. The impact of this adjustment on the Consolidated Balance Sheet and Statement of Income for the year ended December 29, 2006 is as follows:

	As previously reported	Adjustment	As adjusted
As of December 29, 2006:
Prepaid expenses and other current assets	$49.9	$4.3	$54.2
Total current assets	829.4	4.3	833.7

Other noncurrent assets	101.1	3.1	104.2

Total assets	$2,082.2	$7.4	$2,089.6

Accounts payable and other accrued expenses	371.2	(7.2)	364.0
Total current liabilities	404.2	(7.2)	397.0

Total liabilities	1,058.3	(7.2)	1,051.1

Retained earnings	612.5	14.6	627.1
Total shareholders’ equity	1,011.7	14.6	1,026.3

Total liabilities and shareholders’ equity	$2,082.2	$7.4	$2,089.6

	As previously reported	Adjustment	As adjusted
For the year ended December 29, 2006:
Cost of products sold	$3,027.8	$(2.9)	$3,024.9
Net loss	$(145.1)	$2.9	$(142.2)

Net loss per ordinary share - Basic	$(2.51)	$0.05	$(2.46)
Net loss per ordinary share - Diluted	$(2.51)	$0.05	$(2.46)

The effect of the adjustments on years prior to 2006 resulted in an adjustment to increase retained earnings as of January 1, 2005 of $11.7 million.

Cash and Cash Equivalents

We classify as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. Also included in cash and cash equivalents are certificates of deposits for which the aggregate amount are foreign deposits.

Trade Receivables and Concentrations of Credit Risk

Trade receivables are recognized on our accompanying consolidated balance sheets at fair value. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and customers’ credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience, specific customer collection issues that we have identified and reviews of the aging of trade receivables based on contractual terms. We generally do not require collateral on trade accounts receivable. No single customer’s receivable balance is considered to be large enough to pose a significant credit risk to us.

Inventories

Inventories are valued at the lower of cost or market. Cost is computed using the weighted average cost method for finished goods, which includes fresh produce and prepared food and the first-in first-out, actual cost or average cost methods for raw materials and packaging supplies. Raw materials and packaging supplies inventory consists primarily of agricultural supplies, containerboard, packaging materials and spare parts.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Summary of Significant Accounting Policies (continued)

Growing Crops

Expenditures on pineapple, melon and non-tropical fruit growing crops are valued at the lower of cost or market and are deferred and charged to cost of products sold when the related crop is harvested and sold. The deferred growing costs consist primarily of land preparation, cultivation, irrigation and fertilization costs. Expenditures related to banana crops are expensed in the year incurred due to the continuous nature of the crop.

Investments in Unconsolidated Companies

Investments in unconsolidated companies are accounted for under the equity method of accounting for investments of 20% or more in companies over which we do not have control, except for two VIEs. See Note 6, “Investments in Unconsolidated Companies” and Note 7, “Variable Interest Entities”.

Property, Plant and Equipment and Other Definite-Lived or Long-Lived Assets

Property, plant and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from 10 to 40 years for buildings, five to 20 years for ships and containers, three to 20 years for machinery and equipment, three to seven years for furniture, fixtures and office equipment and five to 10 years for automotive equipment. Leasehold improvements are amortized over the term of the lease, or the estimated useful life of the related asset, whichever is shorter. Definite-lived intangibles are amortized over their useful lives with a weighted average amortization period of 14.5 years. When assets are retired or disposed of, the costs and accumulated depreciation or amortization are removed from the respective accounts and any related gain or loss is recognized. Maintenance and repairs are charged to expense as incurred. Significant expenditures, which extend the useful lives of assets, are capitalized. Interest is capitalized as part of the cost of construction.

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of an asset exceeds the asset’s fair value, we measure and record an impairment loss for the excess. An asset’s fair value is calculated by either determining the expected future discounted cash flow of the asset or by independent appraisal. For long-lived assets held for sale, we record impairment losses when the carrying amount is greater than the fair value less the cost to sell. We discontinue depreciation of long-lived assets when these assets are classified as held for sale and include the net book value of these assets in prepaid expenses and other current assets. Our long-lived assets are primarily composed of property, plant and equipment and definite-lived intangible assets. See Note 8, “Property, Plant and Equipment” and Note 9, “Goodwill and Other Intangible Assets”.

We recorded charges related to impairment of long-lived assets in 2008, 2007 and 2006 of $14.7 million, $15.5 million and $56.4 million, respectively. Such charges are included under the caption “Asset impairment and other charges” in the accompanying Consolidated Statements of Income for the years ended December 26, 2008, December 28, 2007 and December 29, 2006, respectively, and as described further in Note 4, “Asset Impairment and Other Charges”.

There are numerous uncertainties and inherent risks in conducting business, such as but not limited to general economic conditions, actions of competitors, ability to manage growth, actions of regulatory authorities, pending investigations and/or litigation, customer demand and risk relating to international operations. Adverse effects from these risks may result in adjustments to the carrying value of our assets and liabilities in the future, including, but not necessarily limited to, long-lived assets.

Goodwill and Indefinite-Lived Intangible Assets

Our goodwill represents the excess of the purchase price of business combinations over the fair value of the net assets acquired. We assess goodwill and indefinite-lived intangible assets for impairment on an annual basis as of October 1, or sooner if events indicate such a review is necessary. Potential impairment exists if the fair value of a reporting unit to which goodwill has been allocated, or the fair value of indefinite-lived intangible assets, is less than their respective carrying values. The amount of the impairment to recognize, if any, is calculated as the amount by which the carrying value of goodwill exceeds its implied value or the amount of the carrying value of the intangible asset exceeds its fair value. Future changes in the estimates used to conduct the impairment review, including revenue projections, market values and changes in the discount rate used could cause the analysis to indicate that our goodwill or indefinite-lived intangible assets are impaired in subsequent periods and result in a write-off of a portion or all of goodwill. The discount rate used is based on independently calculated risks, our capital mix and an estimated market premium. The assumptions used in estimating revenue projections are consistent with those used for internal planning.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Summary of Significant Accounting Policies (continued)

There are numerous uncertainties and inherent risks in conducting business, such as but not limited to general economic conditions, actions of competitors, ability to manage growth, actions of regulatory authorities, pending investigations and/or litigation, customer demand and risk relating to international operations. Adverse effects from these risks may result in adjustments to the carrying value of our assets and liabilities in the future, including, but not necessarily limited to, goodwill and indefinite-lived intangible assets.

Revenue Recognition

Revenue is recognized on sales of products when the customer agrees to the terms of the sale and receives title to the goods, generally upon delivery and when collectability is reasonably assured.

Cost of Products Sold

Cost of products sold includes the cost of produce, packaging materials, labor, depreciation, overhead, transportation and other distribution costs, including handling costs incurred to deliver fresh produce or prepared products to customers.

During 2008, we experienced extensive flooding in our Brazil banana operation. As a result of the flooding and subsequent decision not to re-plant on three of the 12 Brazil banana farms, we recorded $1.7 million in cost of products sold in relation to idle worker costs, salaries and termination costs for the farm and packing workers and $0.4 million of packaging material write-offs and other costs. In addition in 2008, we recorded $0.9 million in cost of products sold of inventory write-offs and other clean up costs as a result of flooding and landslides in our Costa Rican banana operation.

During 2006, an investigation of a low level contamination of our canned pineapple product from our Kenya operation was concluded, in which low levels of contamination were confirmed. In connection with that matter, we launched a product withdrawal and disposal program with respect to our Kenya canned pineapple prepared food products, which resulted in charges of $16.6 million included in cost of products sold related to contaminated inventory on hand and destruction costs. In addition, we recorded $2.2 million in sales claims related to product returns from customers as a result of the Kenya product withdrawal and disposal program. During 2007, we incurred an additional $1.1 million in sales claims related to product returns and $0.2 million in additional restructuring costs. We maintain product contamination insurance for these purposes and during the fourth quarter of 2007 we recorded a credit of $3.0 million included in cost of products sold related to insurance proceeds received.

As a result of the decision to exit all production activities in Hawaii in 2006, we evaluated the need for a lower of cost or market adjustment to the deferred growing crops inventory in light of changes in circumstances resulting from inefficiencies associated with employee turnover, reductions in forecasted production volume and a decline in pineapple market prices and recorded $24.6 million in cost of products sold. In addition in 2006, we incurred $1.8 million in inventory write-offs recorded in cost of products sold as a result of the closure of the Italian production facility.

Advertising and Promotional Costs

We expense advertising and promotional costs as incurred. Advertising and promotional costs, which are included in selling, general and administrative expenses, were $16.7 million, $23.7 million, and $38.4 million for 2008, 2007 and 2006, respectively.

Debt Issuance Costs

Debt issuance costs relating to long-term debt are amortized over the term of the related debt instrument using the straight-line method as the costs are primarily related to the revolving credit facility and are included in other noncurrent assets. Debt issuance cost amortization, which is included in interest expense, was $1.8 million, $1.2 million and $1.0 million, for 2008, 2007 and 2006, respectively. These amounts are included in the depreciation and amortization caption in the Consolidated Statements of Cash Flows for the years ended 2008, 2007 and 2006.

Income Taxes

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end, based on enacted tax laws and statutory tax rates applicable to the year in which the differences are expected to affect taxable income. Valuation allowances are established when it is deemed more likely than not that some portion or all of the deferred tax assets will not be realized. See Note 12, “Income Taxes”.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Summary of Significant Accounting Policies (continued)

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) effective December 30, 2006, the first day of our 2007 year, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes” (“SFAS 109”) and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 26, 2008, we had $20.4 million of uncertain tax positions. See Note 12, “Income Taxes”.

Staff Accounting Bulletin No. 108

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the considerations of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.

Traditionally, there have been two widely-recognized methods for quantifying the effects of financial misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement-including the reversing effect of prior year misstatements-but its use can lead to the accumulation of misstatements in the balance sheet. The iron curtain method, on the other hand, focuses primarily on the effect of correcting the prior year-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. We currently and have historically used the roll-over method for quantifying identified financial statement misstatements.

In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of our financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods.

We adopted SAB 108 as of our year ended December 29, 2006. SAB 108 allows the use of a one-time special transition provision in which adjustments are made to retained earnings as of the first day of the year of adoption for errors that were not previously deemed material as they were being evaluated under a single method (in our case, the roll-over method), but are material when evaluated under the dual approach prescribed by SAB 108. We have elected to record the effects of applying SAB 108 using the cumulative effect transition method. The following table summarizes the effects (up to December 30, 2005) of applying the guidance in SAB 108 (U.S. dollars in millions):

	Period in which the misstatement originated (1)
	Cumulative Prior to December 27, 2003	Year ended December 31, 2004	Year ended December 30, 2005	Adjustment Recorded as of December 31, 2005
Deferred income tax liability (2)	$11.9	$0.6	$0.3	$12.8
Goodwill, net (3)	(1.2)	—	—	(1.2)

Impact on net income (4)	$10.7	$0.6	$0.3

Retained earnings (5)				$11.6

(1)    We have quantified these errors under the roll-over method and concluded that they were immaterial both individually and in the aggregate.

(2)    In conjunction with a comprehensive review of our global deferred income tax reporting processes, we determined that we have historically treated the deferred tax liability as a non-monetary liability as opposed to a monetary liability, thus the remeasurement of this liability was being calculated at historical exchange rates rather than at the local current exchange rate as required by Financial Accounting Standards Board (“FASB”) Statement No. 52, “Foreign Currency Translation”. Resulting translation adjustments should have been accounted for in the consolidated statement of operations. A significant portion of this adjustment relates to the pre-2000 years.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Summary of Significant Accounting Policies (continued)

(3)	In conjunction with the comprehensive review noted at (2), We also identified an error in the exchange rate used at the acquisition date in the calculation of the deferred income tax liability. We adjusted our goodwill balance by $5.7 million in order to properly state the related deferred income tax liability. This resulted in additional amortization expense of $1.2 million related to pre-2002.
(4)	Represents the net understatement of net income for the indicated periods resulting from these misstatements.
(5)	Represents the net increase to retained earnings recorded as of December 31, 2005, the first day of our 2006 year, to record the initial application of SAB 108.

In addition, our consolidated statement of shareholders’ equity was adjusted to reflect the cumulative effect adjustment to the ending retained earnings balance at December 30, 2005 to arrive at the adjusted beginning retained earnings balance at December 31, 2005.

Environmental Remediation Liabilities

Losses associated with environmental remediation obligations are accrued when such losses are probable and can be reasonably estimated. See Note 18, “Litigation”.

Currency Translation

For our operations in countries where the functional currency is other than the U.S. dollar, balance sheet amounts are translated using the exchange rate in effect at the balance sheet date. Income statement amounts are translated monthly using the average exchange rate for the respective month. The gains and losses resulting from the changes in exchange rates from year-to-year and the effect of exchange rate changes on intercompany transactions of long-term investment nature are recorded as a component of accumulated other comprehensive income or loss as currency translation adjustments.

For our operations where the functional currency is the U.S. dollar, non-monetary balance sheet amounts are translated at historical exchange rates. Other balance sheet amounts are translated at the exchange rates in effect at the balance sheet date. Income statement accounts, excluding those items of income and expenses that relate to non-monetary assets and liabilities, are translated at the average exchange rate for the month. These remeasurement adjustments are included in the determination of net income (loss) under the caption “Other income, net.”

Other income, net, in the accompanying Consolidated Statements of Income includes $6.5 million and $14.9 million net gain and $3.5 million net loss on foreign exchange for 2008, 2007 and 2006, respectively. These amounts include the effect of foreign currency remeasurement, realized foreign currency transaction gains and losses and changes in the value of foreign currency denominated accounts receivable and accounts payable.

Other Income, Net

In addition to foreign currency gains and losses, other income, net, also consists of equity losses of unconsolidated companies, gains and losses from sales of investments and property, plant and equipment and other items of non-operating income and expenses.

Stock-Based Compensation

We account for stock-based compensation expense consistent with SFAS No. 123(R), “Share-Based Payments”. Our share-based payments are composed entirely of stock-based compensation expense as all equity awards granted to employees and members of our Board of Directors, each of whom meets the definition of an employee under the provisions of SFAS No. 123R, are stock options. We use the Black-Scholes option pricing model to estimate the fair value of stock options granted.

See Note 16, “Stock-Based Compensation” for more information.

Derivative Financial Instruments

We account for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” A fair value hedge requires that the effective portion of the change in the fair value of a derivative financial instrument be offset against the change in the fair value of the underlying asset, liability, or firm commitment being hedged through earnings. A cash flow hedge requires that the effective portion of the change in the fair value of a derivative instrument be recognized in other comprehensive income, a component of shareholders’ equity, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Summary of Significant Accounting Policies (continued)

We use derivative financial instruments primarily to reduce our exposure to adverse fluctuations in interest rates and foreign exchange rates. When entered into, we formally designate and document the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction. Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the cash flows or fair value of the underlying exposures being hedged. In addition, we perform an assessment of hedge effectiveness, both at inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in the cash flows or fair value of the related underlying exposures. Any ineffective portion of a financial instrument’s change in fair value is immediately recognized in earnings. Derivatives are recorded in the consolidated balance sheets at fair value in either “prepaid expenses and other current assets” or “accounts payable and accrued expenses,” depending on whether the amount is an asset or liability. Derivatives are recorded in the consolidated cash flows in net cash provided by operating activities in either “prepaid expenses and other current assets” or “accounts payable and accrued expenses”, depending whether the amount is classified as an asset or liability in the consolidated balance sheets. The fair values of derivatives used to hedge or modify our risks fluctuate over time. These fair value amounts should not be viewed in isolation, but rather in relation to the cash flows or fair value of the underlying hedged transactions or assets and other exposures and to the overall reduction in our risk relating to adverse fluctuations in foreign exchange rates and interest rates. In addition, the earnings impact resulting from our derivative instruments is recorded in the same line item within the Consolidated Statement of Income as the underlying exposure being hedged.

We monitor the hedge effectiveness of our derivative instruments on an ongoing basis, which includes assessing counterparty credit risk. The ineffective portion of a derivative financial instrument’s change in fair value is immediately recognized in earnings. The impact of hedge ineffectiveness was not material for 2008, 2007 and 2006.

Retirement and Other Employee Benefits

Using appropriate actuarial methods and assumptions, we account for defined benefit pension plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”) and for our other post-retirement benefit plans in accordance with SFAS No. 106, “Employers’ Accounting for Post-retirement Benefits Other Than Pensions” (“SFAS 106”) as amended by SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”).

Effective December 29, 2006 we adopted the first phase of the provisions of SFAS 158, which require that previously unrecognized actuarial gains or losses, prior service costs or credits and transition obligations or assets be recognized generally through adjustments to accumulated other comprehensive income and credits to prepaid benefit cost or accrued benefit liability. As a result of these adjustments, the current funded status of defined benefit pension plans and other post-retirement benefit plans is reflected in our Consolidated Balance Sheets as of December 28, 2007 and December 29, 2006 using a November 30 measurement date. Effective December 26, 2008, we adopted the second phase of the provisions of SFAS 158, the measurement date provision, which also requires us to measure defined benefit pension plans and other post-retirement benefit plans as of the date of our fiscal year end. We elected to adopt the change in measurement date using the alternative method. The alternative method requires only one actuarial valuation during the transition period. The valuation provides a projection of net periodic benefit cost for a 13-month period that results in immaterial impact to retained earnings in the fourth quarter of 2008. See Note 15, “Retirement and Other Employee Benefits”.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Summary of Significant Accounting Policies (continued)

The following table reflects the effects of the first phase adoption of SFAS 158 on our Consolidated Statements of Shareholders’ Equity (U.S. dollars in millions):

	December 29, 2006 (1)
	Before application of SFAS 158	Adjustments	After application of SFAS 158
Accumulated other comprehensive income	$4.9	$12.1	$17.0

Total shareholders’ equity	$1,014.2	$12.1	$1,026.3

(1)	See Note 2 related to “Accounting for Planned Major Maintenance Activities” for additional information

New Accounting Pronouncements

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

Additionally on February 6, 2008, the FASB finalized FASB Staff Position (“FSP”) No. 157-2, “Fair Value Measurements” and agreed to defer the effective date of SFAS No. 157 until years beginning after November 15, 2008 for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The deferral applies to the annual assessment of fair value performed for goodwill and indefinite-lived intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets”, long-lived assets measured at fair value for an impairment assessment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, asset retirement obligations accounted for under SFAS No. 143, “Accounting for Asset Retirement Obligations” and liabilities for exit or disposal activities initially measured at fair value under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. In accordance with SFAS No. 157 and FSP 157-2, we have adopted the provisions of SFAS No. 157 with respect to our financial assets and liabilities that are measured at fair value within the consolidated financial statements commencing on December 29, 2007, the first day of our 2008 year. Our adoption of SFAS No. 157 has not had any material impact on our consolidated financial statements for the year ended December 26, 2008. Refer to Note 19, “Financial Instruments and Fair Value”. We expect that the initial adoption of SFAS 157 with regards to the items deferred by FSP 157-2 will have an immaterial impact on our consolidated financial statements.

On December 4, 2007, the FASB issued Statement No. 141(R), “Business Combinations” and Statement No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51”. These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS No. 160 requires classification of noncontrolling interests as a component of consolidated shareholders’ equity and the elimination of “minority interest” accounting in results of operations. Earnings attributable to noncontrolling interests are required to be reported as part of consolidated earnings and not as a separate component of income or expense. However, earnings attributable to the noncontrolling interests are required to be disclosed on the face of the income statement. SFAS No. 141(R) and SFAS No. 160 are required to be adopted simultaneously and are effective on the first day of our 2009 year. Earlier adoption is prohibited. We are currently evaluating the impact of adopting SFAS No. 141(R) and SFAS No. 160 on our consolidated financial statements.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Summary of Significant Accounting Policies (continued)

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

In November 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 08-7, “Accounting for Defensive Intangible Assets.” EITF 08-7 clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them and is applicable to intangible assets acquired after the effective date of SFAS No. 141(R). EITF 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. EITF 08-7 is effective beginning December 27, 2008, the first day of our 2009 year. Early adoption is prohibited. We expect the impact of the initial adoption of EITF 08-7 to be immaterial to our consolidated financial statements.

On December 30, 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures About Postretirement Benefit Plan Assets.”, which amends SFAS No. 132(R), “Employers’ Disclosures About Pensions and Other Postretirement Benefits,” to require more detailed disclosures about our plan assets, including investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets consistent with fair value hierarchy model described in SFAS No. 157, as noted above. We will be required to comply with the disclosure requirements of FSP 132(R)-1 for our 2009 consolidated financial statements and expect to provide increased disclosures.

3. Acquisitions

Caribana acquisition

On June 6, 2008, we completed the acquisition for 100% of the shares of Desarollo Agroindustrial de Frutales, S.A., a producer of high quality bananas in Costa Rica; Frutas de Exportacion, S.A., a major provider of gold pineapples in Costa Rica; and an affiliated sales and marketing company, collectively known as “Caribana”, for a purchase price of $405.9 million, which includes $2.9 million in acquisition related expenses. The acquisition was funded with $88.5 million in cash on hand and drawings under the Credit Facility (as defined in Note 13, “Long-Term Debt and Capital Lease Obligations”).

As a result of the acquisition, our current land holdings in Costa Rica increased by approximately 13,000 hectares of quality farm land. In addition to farm land, we acquired plantations and farming and packing infrastructure for the production of bananas and pineapples. This acquisition is accounted for as a purchase of a business under SFAS No. 141, “Accounting for Business Combinations”.

The following is an unaudited condensed balance sheet of Caribana at June 6, 2008, based on the assessment of fair value, including the major captions of assets acquired (U.S. dollars in millions):

Cash acquired	$1.6
Property, Plant and Equipment	232.7
Other assets, net	2.7
Inventories	20.8
Non-compete agreements (intangibles)	10.3
Current and deferred taxes	(25.7)

Estimated fair market value of assets acquired	242.4
Purchase price	405.9

Goodwill	$163.5

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Acquisitions (continued)

An increase in property, plant and equipment of $57.2 million and an increase in current and deferred tax liabilities of $25.4 million was included in the purchase price allocation based on valuations concluded during the fourth quarter of 2008 when compared to the preliminary values disclosed during the second quarter of 2008; with a corresponding net decrease in goodwill. The non-compete agreements obtained as part of the Caribana acquisition are being amortized over a period of 10 years. Goodwill represents the excess purchase price above the fair market value of the net assets acquired. Based on the purchase price allocation, $143.0 million and $20.5 million in goodwill will be allocated to the other fresh produce and banana segments, respectively, none of which is tax deductible.

We have included the operations of Caribana in our Consolidated Statements of Income beginning with the June 6, 2008 acquisition date.

The following unaudited pro-forma information presents a summary of our consolidated results of operations as if the Caribana acquisition had occurred as of December 30, 2006, the first day of our 2007 year (U.S. dollars in millions):

	Quarter ended		Year Ended
	December 26, 2008	December 28, 2007	December 26, 2008	December 28, 2007
Net sales	$831.0	$888.1	$3,605.4	$3,538.6

Net income	$22.9	$37.1	$164.6	$194.0

Net income per ordinary share:
Basic	$0.36	$0.61	$2.60	$3.32
Diluted	$0.36	$0.61	$2.59	$3.30

Weighted average number of ordinary shares:
Basic	63,540,689	60,496,584	63,344,941	58,490,281
Diluted	63,602,862	60,933,690	63,607,786	58,772,718

Other acquisitions and asset purchases

On June 27, 2008, we acquired certain assets, excluding land, of Melones de Costa Rica, S.A. (“MCR”). MCR is a 50% owned unconsolidated subsidiary that produced melons for us in Costa Rica. MCR will continue to own the land which will be leased to us on a long-term basis. The total area under production is approximately 2,300 hectares with an estimated annual production of 3 million boxes. The purchase price was $8.3 million of which $3.8 million was paid during the third quarter of 2008 using operating cash flows and available borrowings under the Credit Facility and the remaining $4.5 million will be paid in 2009.

During the third quarter of 2008, we completed the acquisitions of two melon operations in Guatemala. The purchase price was $13.9 million of which $8.9 million was paid using operating cash flows and available borrowings under the Credit Facility and the remaining $5.0 million will be paid in 2009. During the fourth quarter, goodwill decreased by $1.6 million primarily due to the completion of the appraisal of fixed assets which resulted in an increase to property, plant & equipment of $2.0 million and an increase to deferred tax liabilities of $0.6 million. The following is an unaudited condensed balance sheet as of the acquisition date, based on the assessment of fair value including the major captions of assets acquired (U.S. dollars in millions):

Property, Plant and Equipment	$9.8
Inventories	1.8
Deferred Taxes	(0.6)

Estimated fair market value of assets acquired	11.0
Purchase price	13.9

Goodwill	$2.9

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Acquisitions (continued)

Goodwill represents the excess purchase price above the fair market value of the net assets acquired. Based on the purchase price allocation, $2.9 million in goodwill is allocated to the other fresh produce segment, which is tax deductible. The acquisition of the two melon operations in Guatemala are accounted for as a purchase of a business under SFAS No. 141.

On June 28, 2007, we acquired certain assets of Ahmed Abu-Ghazaleh & Sons Company (“AAG”) for a purchase price of $3.1 million, of which $3.0 million related to definite-lived intangible assets which will be amortized over 4 years. See Note 20, “Related Party Transactions”.

See Note 9, “Goodwill and Other Intangible Assets” for further information.

4. Asset Impairment and Other Charges

We recorded asset impairment and other charges totaling $18.4 million, $12.5 million and $105.3 million for the years ended 2008, 2007 and 2006, respectively, which were the result of exit activities and asset impairments.

The following represents a summary of asset impairment and other charges for the years ended 2008, 2007 and 2006 (U.S. dollars in millions):

	Years ended
	December 26, 2008	December 28, 2007	December 29, 2006
Charges related to asset impairments	$11.6	$0.2	$50.1
Asset Impairment and Other charges related to exit activities, net	6.8	12.3	55.2

Total asset impairment and other charges	$18.4	$12.5	$105.3

The following represents the detail of asset impairment and exit activity charges for the year ended December 26, 2008 by reporting segment and geographic region (U.S. dollars in millions):

	Banana Segment			Other Fresh Produce Segment	Prepared Foods Segment
	Europe	Central America	South America	North America	Europe	Totals
Impairment of long-lived and other assets	$3.1	$2.8	$8.5	$0.3	$—	$14.7

Total asset impairment charges	3.1	2.8	8.5	0.3	—	14.7

One-time termination benefits, contract termination costs and other exit activity charges (credits)	4.7	—	—	(2.9)	1.9	3.7

Total asset impairment and other charges	$7.8	$2.8	$8.5	$(2.6)	$1.9	$18.4

Included in the $18.4 million for the year ended December 26, 2008, are $11.3 million of asset impairment charges related to flood damage at our banana farms in Costa Rica and Brazil, net of insurance reimbursement in our Brazil banana operations, and $7.8 million in asset impairment and other charges primarily related to the closure of under-utilized distribution centers in the United Kingdom in the banana segment. Included in the $7.8 million is $3.1 million in asset impairment charges and a net charge of $4.7 million of one-time termination benefits and contract termination costs. Also included in the $18.4 million are charges of $1.8 million

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Asset Impairment and Other Charges (continued)

related to one-time termination benefits resulting from the previously announced closure of a beverage production facility in the United Kingdom in the prepared food segment offset by a net credit of $2.9 million related to the previously announced decision to exit production activities in Hawaii in 2006, primarily related to the amortization of deferred pension gains in the other fresh produce segment.

A significant portion of the 2008 impairment of the long-lived assets relates to (1) charges as a result of the extensive flood damage to our production facilities in Costa Rica and Brazil in the banana segment and (2) the closure of underutilized distribution centers in the United Kingdom in the banana segment.

Included in the 2008 one-time termination benefits, contract termination costs and other exit activity charges are credits related primarily to (1) the previously announced decision to exit the Hawaiian production operations included in the other fresh produce segment and charges related primarily to (2) the closure of underutilized distribution centers and the previously announced closure of our beverage production operation in the United Kingdom in the banana and prepared foods segments.

The following represents the detail of asset impairment and exit activity charges for the year ended December 28, 2007 by reporting segment and geographic region (U.S. dollars in millions):

	Other Fresh Produce Segment			Prepared Foods Segment	Totals
	North America	South America	Middle East	Europe
Impairment of long-lived and other assets	$0.4	$1.6	$0.2	$13.3	$15.5

Total asset impairment charges	0.4	1.6	0.2	13.3	15.5
One time termination benefits, contract termination costs and other exit activity charges (credits)	(4.4)	—	—	1.4	(3.0)

Total asset impairment and other charges (credits)	$(4.0)	$1.6	$0.2	$14.7	$12.5

Included in the $12.5 million for the year ended 2007 are $15.5 million of asset impairment charges, primarily related to exit activities in Europe, North and South America and net credit of $3.0 million related to exit activities. Included in the $3.0 million net credit are $2.5 million in one-time termination benefits and contract termination charges resulting from exit activities in Europe and North America and a net gain of $5.5 million primarily related to the U.S. based post-retirement healthcare plan. Included in the $5.5 million net gain is a curtailment gain of $3.4 million and amortization of deferred pension gains of $2.1 million as a result of the previously announced decision to exit all production activities in Hawaii in 2006.

A significant portion of the 2007 impairment of the long-lived assets relates to (1) charges as a result of the closure of the Italian production facility in the prepared food segment and (2) the anticipated closure of one of our production facilities in the United Kingdom for which we will outsource production in the prepared food segment starting in the first quarter of 2008.

Included in the 2007 one-time termination benefits, contract termination costs and other exit activity charges are credits related primarily to (1) the previously announced decision to exit the Hawaiian production operations included in the other fresh produce segment and charges related primarily to (2) a move in our production and distribution strategy in the United Kingdom and our distribution strategy in Belgium to exclusively outsource these functions in the prepared foods segment.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Asset Impairment and Other Charges (continued)

The following represents the detail of asset impairment and exit activity charges for the year ended December 29, 2006 by reporting segment and geographic region (U.S. dollars in millions):

	Banana and Other Fresh Produce Segments			Prepared Foods Segment		Other Products and Services Segment	Totals
	North America	Europe	Africa	Europe	Africa	North America
Impairment of long-lived assets including definite-lived intangible assets	$7.7	$9.5	$10.3	$14.2	$7.5	$7.2	$56.4
Impairment of goodwill and indefinite-lived intangible assets	12.5	6.2	—	8.9	—	—	27.6

Total asset impairment charges	20.2	15.7	10.3	23.1	7.5	7.2	84.0
One time termination benefits, contract termination costs and other exit activity credits, net	12.7	2.7	—	5.9	—	—	21.3

Total asset impairment and other charges	$32.9	$18.4	$10.3	$29.0	$7.5	$7.2	$105.3

Included in the $105.3 million for the year ended 2006 are $84.0 million in asset impairment charges, which include $50.1 million of asset impairments related to underutilized facilities and other assets in Europe, Africa and North America and $33.9 million of asset impairments related to exit activities in Europe, Africa and North America. Additionally, there are $21.3 million of one-time termination benefits and contract termination charges resulting from exit activities in Europe, Africa and North America.

A significant portion of the 2006 impairment of the long lived assets, including definite-lived intangible assets relates to (1) underutilized facilities and equipment in South Africa in the other fresh produce segment, (2) the closure of the Italian production facility in the prepared food segment and (3) the rationalization of the South African canning operation in the prepared foods segment.

The 2006 impairment of goodwill and indefinite-lived intangible assets resulted primarily from (1) the impairment of the goodwill related to the North America Standard acquisition which experienced lower than expected volumes related to the other fresh produce segment and (2) the impairment of the Del Monte Foods indefinite-life intangible of a perpetual, royalty-free brand name license due to a discontinued product line and the highly competitive market in the United Kingdom in the prepared foods segment.

Included in the 2006 one-time termination benefits, contract termination costs and other exit activity charges are charges related primarily to (1) the previously announced decision to exit the Hawaiian production operations included in the other fresh produce segment and (2) the closure of the Italian production facility included in the prepared foods segment.

The following represents the roll forward of exit activity reserves for the year ended December 26, 2008 (U.S. dollars in millions):

	Exit activity reserve balance at December 28, 2007	Impact to Earnings	Cash Paid	Exit activity reserve balance at December 26, 2008
One time termination benefits	$4.4	$2.4	$(2.3)	$4.5
Contract termination and other exit activity charges	2.6	4.2	(5.1)	1.7

	$7.0	$6.6	$(7.4)	$6.2

Exit activity reserves are recorded in the consolidated balance sheets in “accounts payable and accrued expenses,” for the current portion and “other noncurrent liabilities” for the noncurrent portion.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Inventories

Inventories consisted of the following (U.S. dollars in millions):

	December 26, 2008	December 28, 2007
Finished goods	$175.7	$170.7
Raw materials and packaging supplies	131.5	126.2
Growing crops	152.6	110.0

Total inventories	$459.8	$406.9

6. Investments in Unconsolidated Companies

Investments in unconsolidated companies accounted for under the equity method amounted to $7.7 million and $10.3 million at December 26, 2008 and December 28, 2007, respectively.

Investments in unconsolidated companies consisted of the following at December 26, 2008:

Company	Business	Ownership Interest
Melones De Costa Rica, S.A.	Melon production	50%
Hacienda Filadelfia, S.A.	Melon production	50%
Frutas de Parrita, S.A.	Melon production	50%
Texas Specialty Produce Investors, LLC, Texas	Supplier of specialty produce and herbs	50%
Cartorama S.A.	Carton box corrugators	10%

We are fully consolidating the financial position and results of operations of Davao Agricultural Ventures Corporation (“Davco”) and Southern Fresh Products, Inc (“Southern”), 40%-owned investments, as both were determined to be VIEs. See Note 7, “Variable Interest Entities”.

Purchases from unconsolidated companies were $43.4 million, $60.3 million and $60.8 million for 2008, 2007 and 2006, respectively.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Investments in Unconsolidated Companies (continued)

Combined financial data of unconsolidated companies accounted for under the equity method is summarized as follows (U.S. dollars in millions)(unaudited):

	December 26, 2008	December 28, 2007
Current assets	$4.1	$6.3
Noncurrent assets	17.9	18.2
Current liabilities	(5.8)	(8.5)
Noncurrent liabilities	(2.5)	(0.7)

Net worth	$13.7	$15.3

	Years ended
	December 26, 2008	December 28, 2007	December 29, 2006
Net sales	$50.9	$50.6	$73.2

Gross (loss) profit	$(4.3)	$(5.8)	$3.0

Net loss	$(5.5)	$(6.0)	$(1.5)

Our portion of losses in unconsolidated companies amounted to $2.6 million, $3.1 million and $1.6 million in 2008, 2007 and 2006, respectively, and is included in other income, net. There were no dividends received from unconsolidated subsidiaries in 2008, 2007 and 2006.

7. Variable Interest Entities

We have investments in Davco and Southern, which meet the definition of a VIE pursuant to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities (revised December 2003)” (“FIN 46R”) and are consolidated. Davco and Southern are Del Monte Gold® Extra Sweet pineapple producers in the Philippines that sell all of their pineapple to us and in which we have a 40% equity investment. At December 26, 2008 and December 28, 2007, Davco had approximately $2.5 million in long-term debt that is collateralized by its property, plant and equipment, primarily composed of buildings and machinery, various properties of the 60% majority equity investor and further guaranteed by a $1.0 million standby letter of credit issued by us.

At December 26, 2008 and December 28, 2007, Southern had approximately $5.9 million and $6.9 million, respectively, in long-term debt that is collateralized by its property, plant and equipment, primarily composed of buildings and machinery and various properties of the 60% majority equity investor and further guaranteed by a $2.4 million standby letter of credit issued by us.

Although we are the minority owner of Davco and Southern, we have profit-sharing arrangements with Davco and Southern that result in us realizing 70% of Davco’s and Southern’s profits. Based on the criteria of FIN 46R, Davco and Southern are both considered to be VIEs as we are the primary beneficiary of Davco’s and Southern’s expected residual returns or losses. Although we are the primary beneficiary, the creditors of Davco or Southern do not have recourse against our general credit.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Variable Interest Entities (continued)

Financial highlights for Davco and Southern are as follows: (U.S. dollars in millions):

	December 26, 2008		December 28, 2007
	Davco	Southern	Davco	Southern
Inventory	$6.6	$5.2	$7.1	$4.0
Current assets	10.1	8.2	8.8	6.0
Other assets	4.8	11.5	5.7	10.8
Accounts payable and other accruals	2.0	1.9	1.9	1.3
Long-term debt	2.5	5.9	2.5	6.9
Minority interest, currency translation losses and other equity	10.5	10.5	9.9	9.3

	Years ended
	December 26, 2008		December 28, 2007		December 29, 2006
	Davco	Southern	Davco	Southern	Davco	Southern
Net sales	$11.7	$8.5	$9.6	$6.7	$8.0	$2.0
Gross profit (loss)	0.3	0.7	(0.6)	(0.5)	(0.6)	0.1
Net income (loss)	0.1	(0.4)	(0.2)	—	(0.1)	0.1

8. Property, Plant and Equipment

Property, plant and equipment consisted of the following (U.S. dollars in millions):

	December 26, 2008	December 28, 2007
Land and land improvements	$531.3	$349.4
Buildings and leasehold improvements	358.5	311.7
Machinery and equipment	340.0	317.2
Maritime equipment (including containers)	251.6	252.8
Furniture, fixtures and office equipment	96.0	91.5
Automotive equipment	41.3	40.1
Construction-in-progress	71.4	37.8

	1,690.1	1,400.5
Less: accumulated depreciation and amortization	(604.9)	(548.7)

Property, plant and equipment, net	$1,085.2	$851.8

Depreciation and amortization expense on property, plant and equipment, including assets under capital leases, amounted to $82.0 million, $78.6 million and $81.6 million for 2008, 2007 and 2006, respectively.

Containers, machinery and equipment and automotive equipment under capital leases totaled $25.0 million and $33.4 million at December 26, 2008 and December 28, 2007, respectively. Accumulated amortization for assets under capital leases was $7.7 million and $10.5 million at December 26, 2008 and December 28, 2007, respectively.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Goodwill and Other Intangible Assets

The following table reflects our indefinite-lived intangible assets, including goodwill and our definite-lived intangible assets along with related accumulated amortization by major category (U.S. dollars in millions):

	December 26, 2008	December 28, 2007
Goodwill	$401.1	$253.2
Indefinite-lived intangible assets
Trademarks	71.7	74.6
Definite-lived intangible assets
Definite-lived intangible assets	23.7	13.5
Accumulated amortization	(9.6)	(8.2)

Definite-lived intangible assets, net	14.1	5.3

Goodwill and other intangible assets, net	$486.9	$333.1

Indefinite-lived and definite-lived intangible assets are included in the “Other noncurrent assets” caption in the Consolidated Balance Sheets.

The following table reflects the changes in the carrying amount of goodwill by operating segment (U.S. dollars in millions):

	Year ended December 26, 2008
	Beginning	Acquisitions	Foreign Exchange and Other	Ending
Bananas	$44.6	$20.4	$(0.7)	$64.3
Other fresh produce	121.7	146.0	(1.9)	265.8
Other products and services	2.3	—	—	2.3
Prepared food	84.6	—	(15.9)	68.7

Totals	$253.2	$166.4	$(18.5)	$401.1

	Year ended December 28, 2007
	Beginning	Acquisitions	Foreign Exchange and Other	Ending
Bananas	$43.9	$—	$0.7	$44.6
Other fresh produce	121.4	—	0.3	121.7
Other products and services	2.3	—	—	2.3
Prepared food	84.3	—	0.3	84.6

Totals	$251.9	$—	$1.3	$253.2

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Goodwill and Other Intangible Assets (continued)

Results of Impairment Tests

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, we review goodwill for impairment on an annual basis or sooner if indicators of impairment arise. Based on the valuation of goodwill performed as of October 1, 2008 and October 1, 2007, the fair value of goodwill exceeded its carrying value and thus there was no impairment to be recorded. Based on the valuation performed as of October 1, 2006 and concluded during the fourth quarter of 2006, we determined that goodwill that resulted from the acquisition of Standard on January 27, 2003 was impaired as a result of less than expected volumes. Accordingly, a charge to the carrying value of goodwill in the amount of $12.5 million was recorded in 2006 related to the other fresh produce segment. As of December 26, 2008, we are not aware of any items or events that would cause a further adjustment to the carrying value of goodwill.

The fair value of the prepared reporting unit goodwill is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of this asset. We estimate that a one-percentage point increase in the discount rate used would result in an impairment loss of approximately $10.0 million related to this asset.

Based on the valuation of the trademarks performed as of October 1, 2008 and October 1, 2007, the fair value of the trademarks exceeded their carrying value and thus there was no impairment to be recorded. Based on the valuation performed as of October 1, 2006 on the trademarks and concluded during the fourth quarter of 2006, it was determined that their carrying value was higher than the fair value of this indefinite-lived intangible asset as a result of a discontinued product line. Accordingly, an impairment charge of $8.9 million was recorded during 2006. As of December 28, 2007 and December 26, 2008, we were not aware of any items or events that would cause a further adjustment to the carrying value of the trademarks.

The trademarks are highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of this asset. We estimate that a 5% decrease in the expected future cash flows from the products that utilize the trademarks and a one-percentage point increase in the discount rate used would result in an impairment loss of approximately $1.0 million related to this asset.

Included in the valuation of the net assets acquired related to the Can-Am Express, Inc. (“Can-Am”) acquisition on August 11, 2004, was a lease franchise agreement that entitled us to substantial discounts and rebates on future purchases of trucks, trailers and other trucking-related equipment. As a result of the valuation of Can-Am’s assets, $8.4 million of the purchase price was allocated to the value of this agreement and was reclassified from the goodwill of other products and services to amortizable intangible assets. During 2006, we wrote-off the remaining unamortized value of the lease franchise agreement of $7.2 million due to underutilization of this long-lived intangible asset related to the other products and services reporting segment.

During 2006, we also wrote-off the remaining unamortized value of a customer list intangible of $2.1 million related to the banana and other fresh produce segments due to underutilization. Trademarks and definite-lived intangible assets are included in the accompanying Consolidated Balance Sheet in other noncurrent assets as of December 26, 2008.

See Note 4, “Asset Impairment and Other Charges” for further discussion related to impairments of goodwill and intangible assets occurring during 2006.

Impact to Goodwill and Intangibles as a result of Acquisitions

On June 6, 2008, we completed the acquisition of Caribana. As a result of the purchase price allocation finalized during the fourth quarter of 2008, $143.0 million and $20.5 million in goodwill was allocated to the other fresh produce and banana segments, respectively. Non-compete agreements with a fair value of $10.3 million were obtained as part of the Caribana acquisition and are being amortized over a period of 10 years. For the year ended December 26, 2008, we recorded $0.5 million in amortization expense related to the non-compete agreement intangible asset.

During the third quarter of 2008, we completed the acquisitions of two melon operations in Guatemala. As a result of the purchase price allocation finalized during the fourth quarter of 2008, $2.9 million in goodwill was allocated to the other fresh produce segment.

On June 28, 2007, we acquired certain assets of AAG for a purchase price of $3.1 million, of which $3.0 million related to definite-lived intangible assets which will be amortized over four years. For the years ended December 26, 2008 and December 28, 2007, we recorded $0.8 million and $0.4 million, respectively in amortization expense related to these assets. See Note 20, “Related Party Transactions”.

See Note 3, “Acquisitions” for further information regarding the acquisitions described above.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Goodwill and Other Intangible Assets (continued)

Amortization expense related to definite-lived intangible assets totaled $1.4 million, $0.9 million and $1.1 million for 2008, 2007 and 2006, respectively.

The estimated amortization expense related to definite-lived intangible assets for the five succeeding years is as follows (U.S. dollars in millions):

2009	$1.9
2010	1.9
2011	1.3
2012	1.1
2013	1.1

10. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consisted of the following (U.S. dollars in millions):

	Unrealized Gain (Loss) on Derivatives	Currency Translation Adjustment	Additional Minimum Pension Liability	Retirement Benefit Adjustment, Net of Tax	Total
Balance at December 30, 2005	$35.0	$(35.1)	$(3.0)	$—	$(3.1)
Current year net change in other comprehensive income (loss)	(34.3)	43.9	(1.6)	—	8.0
Impact of adoption of SFAS No. 158	—	—	—	12.1	12.1

Balance at December 29, 2006	0.7	8.8	(4.6)	12.1	17.0
Current year net change in other comprehensive income (loss)	(7.0)	17.9	—	11.4	22.3

Balance at December 28, 2007	(6.3)	26.7	(4.6)	23.5	39.3
Current year net change in other comprehensive income (loss)	13.4	(51.6)	—	(19.2)	(57.4)

Balance at December 26, 2008	$7.1	$(24.9)	$(4.6)	$4.3	$(18.1)

Effective December 29, 2006, we adopted SFAS 158 which requires the recognition of the funded status of defined benefit pension plans and other post-retirement plans (collectively, “the plans”) on the consolidated balance sheets and the corresponding offset to accumulated other comprehensive income (loss). As a result of adopting SFAS 158, we recorded $12.1 million to Accumulated other comprehensive income (loss). As of December 28, 2007, the funded status of the plans reflected in accumulated other comprehensive income (loss) is classified as “Retirement Benefit Adjustment, Net of Tax”. As a result of the adoption of SFAS 158, there is no impact in other comprehensive income (loss) related to the additional minimum pension liability for the years ended December 26, 2008 and December 28, 2007.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (U.S. dollars in millions):

	December 26, 2008	December 28, 2007
Trade and other payables	$172.5	$151.1
Accrued fruit purchases	19.5	19.1
Vessel and port operating expenses	22.8	19.2
Payroll and employee benefits	26.4	26.1
Accrued promotions	12.0	10.1
Other accrued expenses	126.4	132.9

Accounts payable and accrued expenses	$379.6	$358.5

Other accrued expenses is primarily composed of accruals for inland freight costs incurred, purchases received but not invoiced and other accruals, none of which individually exceeds 5% of current liabilities.

12. Income Taxes

The provision for (benefit from) income taxes consisted of the following (U.S. dollars in millions):

	Years ended
	December 26, 2008	December 28, 2007	December 29, 2006
Current:
U.S. federal income tax	$0.3	$(0.3)	$—
State	0.2	—	0.4
Non-U.S.	6.5	(0.6)	6.1

	7.0	(0.9)	6.5

Deferred:
U.S. federal income tax	(0.5)	0.9	(1.4)
State	(0.1)	0.1	(0.2)
Non-U.S.	(1.6)	1.3	(5.4)

	(2.2)	2.3	(7.0)

	$4.8	$1.4	$(0.5)

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Income Taxes (continued)

Income (loss) before income taxes consisted of the following (U.S. dollars in millions):

	Years ended
	December 26, 2008	December 28, 2007	As adjusted (a) December 29, 2006
U.S.	$24.4	$14.2	$(88.4)
Non-U.S.	138.1	167.0	(54.3)

	$162.5	$181.2	$(142.7)

(a)	See Note 2, “Summary of Significant Accounting Policies” for additional information

The differences between the reported provision for (benefit from) income taxes and income taxes computed at the U.S. statutory federal income tax rate are explained in the following reconciliation (U.S. dollars in millions):

	Years ended (c)
	December 26, 2008	December 28, 2007	As adjusted (a) December 29, 2006
Income tax provision (benefit) computed at the U.S. statutory federal rate	$56.9	$63.4	$(50.0)
Effect of tax rates on non-U.S. operations	(68.8)	(61.8)	(10.1)
Provision for (reversal of) tax contingencies/uncertain tax positions	0.4	(3.5)	2.3
Goodwill impairment	—	—	4.4
Non-taxable interest	(3.5)	—	(12.3)
Foreign exchange	(13.5)	1.8	6.0
Non-deductible intercompany charges	2.4	2.4	—
Non-deductible differences	(0.7)	3.6	5.2
Other	(1.2)	5.3	(2.6)
Change in deferred tax rate	0.2	7.1	(0.9)
(Decrease)/increase in valuation allowance (b)	32.6	(16.9)	57.5

Provision for (benefit from) income taxes	$4.8	$1.4	$(0.5)

(a)	See Note 2, “Summary of Significant Accounting Policies” for additional information
(b)	The (decrease)/increase in valuation allowance includes the effects of foreign exchange and adjustments to deferred tax balances which were fully offset by valuation allowance
(c)	Certain amounts in prior years have been reclassified to conform to current year presentation

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Income Taxes (continued)

Deferred income tax assets and liabilities consisted of the following (U.S. dollars in millions):

	December 26, 2008	December 28, 2007
Deferred tax liabilities
Current:
Allowances and other accrued liabilities	$(3.5)	$(2.4)
Inventories	(22.5)	(17.8)

Total current tax liabilities	(26.0)	(20.2)

Noncurrent:
Property, plant and equipment	(84.7)	(73.6)
Equity in earnings of unconsolidated companies	(0.6)	(1.6)
Pension	(2.8)	(7.5)
Other noncurrent liabilities	(4.3)	(2.9)

Total noncurrent deferred tax liabilities	(92.4)	(85.6)

Total deferred tax liabilities	$(118.4)	$(105.8)

Deferred tax assets:
Current:
Allowances and other accrued liabilities	$26.6	$16.0
Inventories	2.6	3.7

Total current deferred tax assets	29.2	19.7
Valuation allowance	(10.0)	(10.6)

Total net current deferred tax assets	19.2	9.1

Noncurrent:
Pension liability	17.3	17.8
Property, plant and equipment	3.6	6.8
Post-retirement benefits other than pension	2.1	3.4
Net operating loss carryforwards	168.8	174.3
Capital loss carryover	7.4	10.1
Other noncurrent assets	42.8	35.7

Total noncurrent deferred tax assets	242.0	248.1
Valuation allowance	(198.4)	(184.3)

Total net noncurrent deferred tax assets	43.6	63.8

Total deferred tax assets, net	62.8	72.9

Net deferred tax liabilities	$(55.6)	$(32.9)

The valuation allowance established with respect to the deferred tax assets relates primarily to the Kunia Well Site contingency accounted for under SFAS No. 5, “Accounting for Commitments and Contingencies” (“SFAS 5”) and net operating loss carryforwards in tax jurisdictions where, due to our current and foreseeable operations, it is deemed more likely than not, future taxable income will not be sufficient to realize the related income tax benefits. See Note 18, “Litigation” for further information on the Kunia Well Site contingency. During 2008 and 2007, the valuation allowance increased by $13.5 million and increased by $81.1 million, respectively. The increase in the valuation allowance in 2008 relates to valuation allowances on deferred tax assets in tax jurisdictions where, due to our current and foreseeable operations, it is deemed more likely than not, future taxable income will not be sufficient to realize the related income tax benefits. As of December 26, 2008 and December 28, 2007, $9.3 million and $12.8 million, respectively, of the valuation allowance for deferred tax assets relates to acquired net operating loss carryforwards of Del Monte Foods. The majority of benefits from net operating losses carried forward, from Del Monte Foods, may be impacted and/or limited in certain circumstances. Future reduction of this valuation allowance as the result of the recognition of these acquired income tax benefits, if any, would be allocated to reduce the related goodwill created in the acquisition of Del Monte Foods.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Income Taxes (continued)

Deferred income taxes have not been recorded on the undistributed earnings of the Company’s foreign subsidiaries based upon the Company’s intention to permanently reinvest undistributed earnings. The Company may be subject to U.S. income taxes and foreign withholding taxes if earnings of the foreign subsidiaries were distributed. It is not practicable to estimate the additional income taxes related to permanently reinvested earnings or the basis differences related to investments in subsidiaries.

At December 26, 2008, we had approximately $614.2 million of federal and foreign tax operating loss carryforwards expiring as follows (U.S. dollars in millions):

2009	$1.5
2010	2.8
2011	22.3
2012 and beyond	163.8
No expiration	423.8

Total	$614.2

Included in the total tax operating loss carryforwards at December 26, 2008, we had $19.1 million of loss carryforwards for U.S. tax purposes resulting from stock option exercises from 2004 to 2008, which have expiration dates beginning in 2023.

At December 26, 2008, we had state tax operating loss carryforwards ranging up to $21.3 million, which have various expiration dates within the years 2009-2027.

A reconciliation of the beginning and ending amount of uncertain tax positions excluding interest and penalties is as follows (U.S. dollars in millions):

Uncertain tax positions at December 28, 2007	$10.8
Gross increases—current -period tax positions	13.7
Settlements	(2.2)
Lapse of statute of limitations	(1.3)
Foreign exchange	(0.6)

Uncertain tax positions at December 26, 2008	$20.4

For the year ended December 26, 2008, $3.5 million of uncertain tax positions were reversed primarily as a result of the settlement of tax audits and as a result of a lapse of the statute of limitation.

As of December 26, 2008, we had $11.0 million of uncertain tax positions, that, if recognized would affect the effective income tax rate.

The tax years 1988-2007 remain subject to examination by taxing authorities throughout the world in major jurisdictions, such as Brazil, Chile, Costa Rica, Italy, Germany, Greece, Guatemala, Japan, Jordan, Kenya, South Korea, South Africa, the United Kingdom and the United States.

Effective December 30, 2006, the first day of our 2007 year, we changed our accounting policy and began to classify interest and penalties on uncertain tax positions as a component of income tax expense in the Consolidated Statements of Income. Prior to December 29, 2006 interest on tax liabilities was classified as interest expense. We recognized a net expense related to interest and penalties of $0.3 million for the year ended December 26, 2008. Accrued interest and penalties related to uncertain tax positions as of December 26, 2008 is $2.5 million and is included in other noncurrent liabilities.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. Long-Term Debt and Capital Lease Obligations

The following is a summary of long term-debt and capital lease obligations (U.S. dollars in millions):

	December 26, 2008	December 28, 2007
$600.0 million five-year syndicated bank loan (see Revolving Credit Facility below) due November 2009	$349.7	$65.3
$150.0 million Tranche No. 1 incremental term loan amortizing quarterly and maturing on May 10, 2011	139.7	143.4
Various other notes payable	12.6	14.4
Capital lease obligations	10.8	15.5

Total long-term debt and capital lease obligations	512.8	238.6
Less: Current portion	(358.0)	(6.9)

Long-term debt and capital lease obligations	$154.8	$231.7

Revolving Credit Facility

Our long-term debt consists principally of a five-year syndicated revolving credit facility (the “Credit Facility”) with Rabobank Nederland, New York Branch, as administrative agent. The Credit Facility includes a revolving commitment of $600.0 million expiring on November 10, 2009 and a term loan commitment (the “Term Loan”). The Credit Facility has been classified as current in our 2008 consolidated balance sheet due to its maturity date. We plan to refinance the facility during 2009. The current turmoil in the global capital markets may hinder our ability to obtain favorable terms to refinance the Credit Facility or our ability to access these global capital markets.

The Term Loan is a five-year amortizing loan with quarterly payments of principal and interest which matures on May 10, 2011. At December 26, 2008, we had $139.7 million outstanding under the Term Loan. The interest rate on the Term Loan (1.46% at December 26, 2008) is based on a spread over the London Interbank Offer Rate (“LIBOR”).

The Credit Facility is collateralized directly or indirectly by substantially all of our assets and is guaranteed by certain of our subsidiaries. The Credit Facility permits borrowings with an interest rate, determined by our leverage ratio, based on a spread over LIBOR (2.44% at December 26, 2008).

The Credit Facility requires us to be in compliance with various financial and other covenants and limits the amount of future dividends. As of December 26, 2008, we were in compliance with all of the financial covenants contained in the Credit Facility.

At December 26, 2008, we had $212.7 million available under committed working capital facilities, primarily under the Credit Facility. The Credit Facility also includes a swing line facility and a letter of credit facility. At December 26, 2008, we applied $39.4 million to the letter of credit facility, comprised primarily of certain contingent obligations and other governmental agency guarantees combined with guarantees for purchases of raw materials and equipment. We also had $2.5 million in other letters of credit not included in the letter of credit facility.

At December 26, 2008, we had $512.8 million of long-term debt and capital lease obligations, including the current portion, consisting of $489.4 million outstanding under the Credit Facility (including the Term Loan), $10.8 million of capital lease obligations and $12.6 million of other long-term debt and notes payable.

The increase in our revolving credit facility is principally due to the Caribana acquisition completed on June 6, 2008. The acquisition’s $405.9 million purchase price was funded with $88.5 million in cash on hand and drawings under our Credit Facility. See Note 3, “Acquisitions”.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. Long-Term Debt and Capital Lease Obligations (continued)

Maturities of long-term debt and capital lease obligations during the next five years are (U.S. dollars in millions):

	Long-Term Debt	Capital Leases	Totals
2009	$353.0	$5.5	$358.5
2010	3.6	3.1	6.7
2011	139.2	2.5	141.7
2012	1.1	0.6	1.7
2013	1.1	0.1	1.2
Thereafter	4.0	—	4.0

	502.0	11.8	513.8
Less: Amounts representing interest	—	(1.0)	(1.0)

	502.0	10.8	512.8
Less: Current portion	$(353.0)	$(5.0)	$(358.0)

Totals, net of current portion of long-term debt and capital lease obligations	$149.0	$5.8	$154.8

Cash payments of interest on long-term debt, net of amounts capitalized, were $12.6 million, $28.1 million, and $24.0 million for 2008, 2007 and 2006, respectively.

14. Net Income (Loss) Per Ordinary Share

Basic and diluted net income (loss) per ordinary share is calculated as follows (U.S. dollars in millions, except share and per share data):

	Years ended
	December 26, 2008	December 28, 2007	As adjusted(a) December 29, 2006
Numerator:
Net income (loss)	$157.7	$179.8	$(142.2)

Denominator:
Weighted average number of ordinary shares—Basic	63,344,941	58,490,281	57,819,416
Effect of dilutive securities—employee stock options	262,845	282,437	—

Weighted average number of ordinary shares—Diluted	63,607,786	58,772,718	57,819,416

Net income (loss) per ordinary share:
Basic	$2.49	$3.07	$(2.46)

Diluted	$2.48	$3.06	$(2.46)

(a)	See Note 2, “Summary of Significant Accounting Policies” for additional information

There were no anti-dilutive options for any part of 2008 and 2007. As a result of the net loss in 2006, the calculation of diluted earnings per share is anti-dilutive, therefore, basic and diluted net loss per share are equal.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Retirement and Other Employee Benefits

U.S.-Based Defined Benefit Pension Plans

We sponsor two non-contributory defined benefit pension plans, which cover a portion of our U.S.-based employees. These plans provide benefits based on the employees’ years of service and qualifying compensation. Our funding policy for these plans is to contribute amounts sufficient to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended, or such additional amounts as determined appropriate to assure that assets of the plans would be adequate to provide benefits. Substantially all of the plans’ assets are invested in fixed income and equity funds.

On November 21, 2006, we announced the accelerated closing of the Hawaii production facility. All active participants ceased accruing benefits and all participants were deemed to be 100% vested under the plan. This change, which affected both non-contributory defined benefit plans, resulted in an immaterial impact to our net loss for the year ended December 29, 2006 and shareholders’ equity at December 29, 2006.

For the years ended December 26, 2008 and December 28, 2007, pension cost of $0.1 million and $0.3 million, respectively were included in the “Asset impairment and other charges” caption in the Consolidated Statements of Income as a result of Hawaii exit activities. During 2007, a settlement of $0.7 million was paid from one of our U.S.-based defined benefit pension plans for Hawaii employees.

Our pension plan weighted average asset allocation ranges by asset category based on fair value, is as follows:

	December 26, 2008		December 28, 2007
	Asset Allocation %	Target Asset Allocation	Asset Allocation %	Target Asset Allocation
Equity securities	6%	0%	63%	40%-65%
Debt securities	15%	0%-50%	37%	20%-55%
Other	79%	50%-100%	—	0%-15%

Total	100%		100%

Asset allocation targets promote optimal expected return and volatility characteristics given the long-term time horizon for fulfilling the obligations of the pension plans. Selection of the targeted asset allocation for U.S. plan assets was based upon a review of the expected return and risk characteristics of each asset class, as well as the correlation of returns among asset classes.

Investment guidelines are established with each investment manager. These guidelines provide the parameters within which the investment managers agree to operate, including criteria that determine eligible and ineligible securities, diversification requirements and credit quality standards, where applicable. Unless exceptions have been approved, investment managers are prohibited from buying or selling commodities, futures or option contracts, as well as from short selling of securities. Furthermore, investment managers agree to obtain written approval for deviations from stated investment style or guidelines.

The expected long-term rate of return assumption for U.S. plan assets is based upon the target asset allocation and is determined using forward-looking assumptions in the context of historical returns and volatilities for each asset class, as well as correlations among asset classes. We evaluate the rate of return assumption on an annual basis. The actual returns on plan assets for 2008 and 2007 were a negative 15.2% and positive 8.5%, respectively.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Retirement and Other Employee Benefits (continued)

Assumptions

The assumptions used in the calculation of the actuarial present value of the projected benefit obligation, the net periodic pension cost and expected long-term rate of return on plan assets for our defined benefit pension plans consisted of the following:

	December 26, 2008	December 28, 2007	December 29, 2006
Weighted average discount rate	6.25% - 6.47%	5.75% - 6.47%	5.50% - 5.75%
Rate of increase in compensation levels	0% - 3.50%	3.50%	3.50%
Expected long-term rate of return on assets	7.50%	7.50%	7.50%

Cash Flows

We fund all pension plans in amounts consistent with applicable laws and regulations. We expect to contribute approximately $0.2 million to our U.S.-based defined benefit pension plans in 2009. Benefit payments under the pension plans over the next 10 years are expected to total $12.1 million and average approximately $1.2 million per year.

The accumulated benefit obligation for the U.S. based defined benefit pension plans is $18.1 million and $18.0 million at December 26, 2008 and December 28, 2007, respectively.

U.S. Based Post-Retirement Healthcare Plans

We provide contributory healthcare benefits to certain of our U.S. retirees and their dependents. We have recorded a liability equal to the unfunded projected benefit obligation as required by the provisions of SFAS 106 as amended by FAS 158. SFAS 106 requires that the cost of these benefits, which are primarily for health care and life insurance, be recognized in the financial statements throughout the employees’ active working careers. We fund claims under the plan as they are incurred, and accordingly, the plan has no assets.

Effective June 1, 2006, we amended our retiree medical and life insurance plans to eliminate coverage for its non-union retirees. This resulted in a prior service credit and a reduction of the accumulated post-retirement benefit obligation (“APBO”) of $10.4 million accounted for as a plan amendment as of June 1, 2006. We recognized $0.8 million of the prior service credit resulting from the June 1st plan amendment as net periodic post-retirement benefit cost during 2006.

On November 21, 2006, we announced the accelerated closing of the Hawaii production facility to active union employees. The affected union employees were covered by the ILWU Local 42 collective bargaining agreement (“CBA”). Due to the accelerated closing, participants in the retiree medical and life insurance plans will not accrue benefits or eligibility. In addition, the CBA will not be re-negotiated and will expire in April 2009 along with any benefits provided to retirees by retiree medical and life insurance plans. In accordance with Statement of Financial Accounting Standards No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (“SFAS 88”) and SFAS 106, a prior service credit of $7.5 million arising due to the June 1, 2006 plan amendment was recognized as a curtailment gain in proportion to the active union employees who terminated as of December 29, 2006 and is included as a reduction to “Asset impairment and other charges” in the Consolidated Statements of Income. The majority of the remaining $2.1 million prior service credit occurring as a result of the June 1, 2006 plan amendment will be recognized in 2007 based on employee turnover. The expiration of the CBA in April 2009 resulted in a reduction of the APBO of $5.4 million accounted for an additional prior service credit. As of December 29, 2006 there was a prior service credit of $7.5 million, of which $2.1 million related to the June 1, 2006 plan amendment and $5.4 million related to the reduction of the APBO.

On February 28, 2007, the turnover of the remaining eligible active employees triggered a curtailment gain of $3.4 million which reduced the prior service credit and was recognized in earnings. Additionally, amortization of prior service credits of $2.0 million was recognized ratably throughout 2007. As of December 26, 2008 and December 28, 2007, the recognition of prior service credits of $1.5 million and $5.4 million and the amortization of actuarial pension gains net of pension costs of $1.4 million and $0.4 million, respectively were included as a reduction to “Asset impairment and other charges” in the Consolidated Statements of Income. For the years ended December 26, 2008 and December 28, 2007, a total of $2.9 million and $5.8 million was recognized in earnings primarily as a result of the previously announced decision to exit all production activities in Hawaii in 2006 related to the retiree medical and life insurance plans. A gain of $0.2 million is expected to be recognized in the Consolidated Statements of Income during 2009 related to unamortized pension gains, of which $0.4 million relates to prior service credits and actuarial pension gains, respectively.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Retirement and Other Employee Benefits (continued)

Assumptions

The assumptions used in determining the APBO are the same as the expected post-retirement benefit obligation due to the accelerated closing of Hawaii. Since only eligible employees are accounted for in determining the APBO as of December 26, 2008 and December 28, 2007 for our U.S. based post-retirement healthcare plans the assumptions used consisted of the following:

	December 26, 2008	December 28, 2007
Weighted average discount rate	6.25%	6.47%
Health care cost trend rate assumed for next year	8.00%	8.75%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate	2017	2013

Assumed health care cost trends have a significant effect on the amounts reported for the post-retirement healthcare plans. A one-percentage point change in the assumed healthcare cost trend rate would have the following effects on the accumulated post-retirement benefit obligation and no effect on total service and interest cost (U.S. dollars in millions):

	December 26, 2008
	One Percentage Point Increase	One Percentage Point Decrease
Effect on accumulated post-retirement benefit obligation	$0.2	$(0.1)

Cash Flows

Benefit payments under the post-retirement healthcare plans over the next 3 years are expected to total $0.7 million and average approximately $0.2 million per year.

U.S. Based Plans Benefit Obligations, Plan Assets and Funded Status

The benefit obligation is the projected benefit obligation for defined benefit pension plans and the accumulated post-retirement benefit obligation for post-retirement benefit plans other than pensions.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Retirement and Other Employee Benefits (continued)

The following table sets forth a reconciliation of benefit obligations, plan assets and funded status for our U.S. based defined benefit pension plans and post-retirement healthcare plans as of December 26, 2008 and November 30, 2007, which are also their measurement dates (U.S. dollars in millions):

	Pension Plans		Post-retirement Plan
	December 26, 2008(1)	November 30, 2007	December 26, 2008(1)	November 30, 2007
Change in Benefit Obligation:
Beginning benefit obligation	$18.0	$19.8	$2.8	$3.5
Interest cost	1.2	1.0	0.2	0.2
Actuarial loss (gain)	1.1	(1.0)	(0.2)	(0.7)
Benefits paid	(2.1)	(1.4)	(0.2)	(0.2)
Settlements	—	(0.7)	—	—
Amendments and other	(0.1)	0.3	—	—

Ending benefit obligation	18.1	18.0	2.6	2.8

Change in Plan Assets:
Beginning fair value	15.8	14.9	—	—
Actual return on plan assets	(2.2)	1.2	—	—
Company and employee contributions	0.5	1.6	0.2	0.2
Settlements	—	(0.7)	—	—
Benefits paid	(1.8)	(1.2)	(0.2)	(0.2)

Ending fair value	12.3	15.8	—	—

Reconciliation of Accruals:
Funded status	(5.8)	(2.2)	(2.6)	(2.8)
Prior service benefit	—	—	0.4	2.1
Net actuarial (loss) gain	(4.9)	(0.3)	0.4	1.9

Accrued benefit costs	$(0.9)	$(1.9)	$(3.4)	$(6.8)

Amounts recognized in the Consolidated Balance Sheets (2) :
Other noncurrent assets	—	0.2	—	—
Accounts payable and accrued expenses	—	—	0.2	0.5
Retirement benefits	5.8	2.4	2.4	2.3

Net amount recognized in the Consolidated Balance Sheets	$5.8	$2.2	$2.6	$2.8

Amounts recognized in Accumulated other comprehensive income (loss)(2) :
Prior service benefit	—	—	0.4	2.1
Net actuarial (loss) gain	(4.9)	(0.3)	0.4	1.9

Net amount recognized in Accumulated other comprehensive income (loss)	$(4.9)	$(0.3)	$0.8	$4.0

(1)

Includes the adjustment to retained earnings of an increase of $0.3 million to shareholders’ equity as a result of the adoption of the measurement date provisions of SFAS 158 effective December 26, 2008.

(2)	Effective December 29, 2006, we adopted the first phase of the provisions of SFAS 158.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Retirement and Other Employee Benefits (continued)

The following table sets forth the net periodic pension cost of our defined benefit pension and post-retirement benefit plans (U.S. dollars in millions):

	Years ended			Years ended
	December 26, 2008	December 28, 2007	December 29, 2006	December 26, 2008	December 28, 2007	December 29, 2006
Service cost	$—	$—	$0.5	$—	$—	$0.1
Interest cost	1.0	1.0	1.0	0.2	0.2	0.8
Curtailment gain	—	—	—	—	(3.4)	(7.5)
Expected return on assets	(1.1)	(1.1)	(0.9)	—	—	—
Settlements	—	0.3	—	—	—	—
Net amortization	—	—	0.9	(3.1)	(2.6)	(0.9)

Net periodic costs	$(0.1)	$0.2	$1.5	$(2.9)	$(5.8)	$(7.5)

United Kingdom Defined Benefit Pension Plan

We sponsor a contributory defined benefit pension plan, which covers a portion of our employees in the United Kingdom (the “UK plan”). The UK plan provides benefits based on the employees’ years of service and qualifying compensation. Our funding policy for the UK plan is to contribute amounts sufficient to meet the minimum funding requirements of occupational trust-based arrangements of the United Kingdom or such additional amounts as determined appropriate to assure that assets of the UK plan would be adequate to provide benefits. Substantially all of the UK plan’s assets are primarily invested in fixed income and equity funds. The UK plan is accounted for pursuant to SFAS 87 and SFAS 158.

The weighted average asset allocation of the UK plan by asset category based on fair value is as follows:

	December 26, 2008	December 28, 2007
Equity securities	65%	79%
Fixed income securities	29%	20%
Cash and cash equivalents	6%	1%

Total	100%	100%

The above allocation is consistent with the target allocation of the UK plan, according to the plan’s investment policy. Approximately 40% of the UK plan’s assets are invested in equity securities of companies of the United Kingdom and 39% are invested in other international equities. Approximately 20% of the UK plan’s assets are invested in high-grade, fixed-income securities with maturities of up to 15 years. Fund managers have no discretion to make asset allocation decisions, but are required to rebalance the portfolios back to the above benchmarks. Performance benchmarks for each asset class are based on various Financial Times Stock Exchange indices. Investment performance is evaluated annually. The actual return on plan assets for the UK plan years ended December 26, 2008 and December 28, 2007 was a negative return of approximately 27% and a positive return of 9.3%, respectively.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Retirement and Other Employee Benefits (continued)

Assumptions

The assumptions used in the calculation of the actuarial present value of the projected benefit obligation, the net periodic pension cost and expected long-term rate of return on plan assets for the UK plan consisted of the following:

	December 26, 2008	December 28, 2007	December 29, 2006
Weighted average discount rate	6.00% - 6.50%	5.10% - 6.00%	5.00% - 5.10%
Rate of increase in compensation levels	3.20%	2.90%	2.75% - 2.90%
Expected long-term rate of return on assets	5.80%	7.00%	6.75%

Cash Flows

We expect to contribute approximately $2.5 million to the UK plan in 2009, estimated using the British pound to U.S. dollar exchange rate as of December 26, 2008. Benefit payments under the UK plan over the next 10 years are expected to total $19.5 million and range ratably between $1.4 million and 2009 and $2.9 million in 2018.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Retirement and Other Employee Benefits (continued)

Benefit Obligations, Plan Assets and Funded Status

The following table sets forth a reconciliation of benefit obligation, plan assets and funded status for the UK plan as of December 26, 2008 and November 30, 2007, which are also the plan’s measurement dates (U.S. dollars in millions):

	December 26, 2008(1)	November 30, 2007
Change in Benefit Obligation:
Beginning benefit obligation	$59.8	$70.2
Service cost	0.1	0.3
Interest cost	2.6	3.7
Actuarial (gain) loss	(1.9)	(14.1)
Benefits paid	(2.1)	(1.7)
Exchange rate changes (3)	(15.9)	1.4

Ending benefit obligation	42.6	59.8

Change in Plan Assets:
Beginning fair value	45.8	39.6
Actual return on plan assets	(8.1)	4.1
Company and employee contributions	2.4	3.1
Benefits paid	(2.1)	(1.7)
Exchange rate changes (3)	(12.0)	0.7

Ending fair value	26.0	45.8

Reconciliation of Accruals:
Funded status	(16.6)	(14.0)
Net actuarial gain	6.6	21.1

Accrued benefit costs	$(23.2)	$(35.1)

Amounts recognized in the Consolidated Balance Sheets(2):
Retirement benefits	16.6	14.0

Net amount recognized in the Consolidated Balance Sheets	$16.6	$14.0

Amounts recognized in Accumulated other comprehensive income (loss) (2):
Net actuarial gain	6.6	21.1

Net amount recognized in Accumulated other comprehensive income (loss)	$6.6	$21.1

(1)	Effective December 26, 2008, we adopted the measurement date provisions of SFAS 158, which resulted in an immaterial adjustment to retained earnings.
(2)	Effective December 29, 2006, we adopted the first phase of the provisions of SFAS 158.
(3)

The exchange rate difference included in the reconciliation of the change in benefit obligation and the change in plan assets above results from the strengthening of the U.S. dollar relative to the British pound as of December 26, 2008.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Retirement and Other Employee Benefits (continued)

The following table sets forth the net periodic pension cost of the UK plan (U.S. dollars in millions):

	Years ended
	December 26, 2008	December 28, 2007	December 29, 2006
Service cost	$0.1	$0.3	$—
Interest cost	2.6	3.7	3.4
Expected return on assets	(2.4)	(2.9)	(2.4)
Net amortization	(0.4)	—	—

Net periodic costs	$(0.1)	$1.1	$1.0

A gain of $0.1 million is expected to be recognized in the Consolidated Statements of Income during 2009 related to unamortized actuarial pension gains.

Central American Plans

We provide retirement benefits to employees of certain Costa Rican and Guatemalan subsidiaries (“Central American plans”). Generally, benefits under these programs are based on an employee’s length of service and level of compensation. These programs are commonly referred to as termination indemnities, which provide retirement benefits in accordance with programs mandated by the Costa Rican and Guatemalan governments. Funding generally occurs when employees cease active service. The Central American plans are accounted for pursuant to SFAS 87 and SFAS 158.

Assumptions

The assumptions used in the calculation of the actuarial present value of the projected benefit obligation and the net periodic pension cost for the Central American plans consisted of the following:

	December 26, 2008	December 28, 2007	December 29, 2006

Weighted average discount rate	6.47% - 14.64%	6.47%	5.75%
Rate of increase in compensation levels	3.50% - 8.86%	3.50%	3.50%

Effective December 26, 2008, we changed the method of calculating the discount rate for the Central American plans in order to align the expected return on country specific investments with the expected benefit payment stream. The impact to the ending benefit obligation as a result of this change was $0.9 million which resulted in a decrease in the retirement benefits liability and an increase in amounts recognized in Accumulated other comprehensive income of $0.9 million in our Consolidated Balance Sheets. The change in discount rate is treated as a change in assumption which affects the Net actuarial (loss) gain and is amortized over the remaining service period of the plan participants consistent with SFAS 87 and SFAS 158. The annual amortization will impact net periodic pension costs beginning in 2009.

Cash Flows

We do not expect to contribute to the Central American plans in 2009. Benefit payments under the Central American plans over the next 10 years are expected to total $27.7 million and average $2.8 million per year.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Retirement and Other Employee Benefits (continued)

Benefit Obligations, Plan Assets and Funded Status

The following table sets forth a reconciliation of benefit obligation, plan assets and funded status for the Central American plans as of December 26, 2008 and November 30, 2007, which are also the plan measurement dates (U.S. dollars in millions):

	December 26, 2008(1)	November 30, 2007
Change in Benefit Obligation:
Beginning benefit obligation	$25.0	$23.8
Service cost	1.2	1.2
Interest cost	1.5	1.3
Actuarial loss	(2.5)	0.8
Benefits paid	(1.3)	(2.1)
Settlement	(1.2)	—
Exchange rate changes	(0.8)	—

Ending benefit obligation	21.9	25.0

Reconciliation of Accruals:
Funded status	(21.9)	(25.0)
Benefit payments between November 30, 2007 and December 28, 2007	—	0.1
Unrecognized loss	(5.1)	(9.9)

Accrued benefit costs	$(16.8)	$(15.0)

Amounts recognized in the Consolidated Balance Sheets (2):
Accounts payable and accrued expenses	3.0	2.7
Retirement benefits	18.9	22.2

Net amount recognized in the Consolidated Balance Sheets	$21.9	$24.9

Amounts recognized in Accumulated other comprehensive income (loss)(2):
Additional minimum liability	—	—
Net actuarial loss	(5.1)	(9.9)

Net amount recognized in Accumulated other comprehensive loss	$(5.1)	$(9.9)

(1)

Includes the adjustment to retained earnings of a decrease of $0.3 million to shareholders’ equity as a result of the adoption of the measurement date provisions of SFAS 158 effective December 26, 2008.

(2)	Effective December 29, 2006, we adopted the first phase of the provisions of SFAS 158.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Retirement and Other Employee Benefits (continued)

The following table sets forth the net periodic pension cost of the Central American plans for 2008 and 2007 (U.S. dollars in millions):

	Years ended
	December 26, 2008	December 28, 2007	December 29, 2006
Service cost	$1.0	$1.2	$1.3
Interest cost	1.5	1.3	0.8
Net amortization	0.7	0.8	0.1
Settlement loss	1.0	—	—

Net periodic costs	$4.2	$3.3	$2.2

A loss of $0.4 million is expected to be recognized in the Consolidated Statements of Income during 2009 related to unamortized actuarial pension losses.

Other Employee Benefits

We also sponsor a defined contribution plan established pursuant to Section 401(k) of the Internal Revenue Code. Subject to certain dollar limits, employees may contribute a percentage of their salaries to the plan, and we will match a portion of each employee’s contribution. This plan is in effect for U.S. based employees only. The expense pertaining to this plan was $0.9 million for 2008 and $0.8 million for 2007 and 2006, respectively.

As of August 31, 1997, one of our subsidiaries ceased accruing benefits under our salary continuation plan covering Central American management personnel. At December 26, 2008 and December 28, 2007, we had $6.9 million and $6.8 million, respectively, accrued for this plan. At December 26, 2008 and December 28, 2007, we recorded $1.2 million and $1.4 million, respectively, in accumulated other comprehensive income (loss) related to unamortized pension gains. A gain of $0.1 million is expected to be recognized in the Consolidated Statements of Income during 2009 related to unamortized actuarial pension gains related to this plan. We expect to contribute approximately $0.5 million to the salary continuation plan in 2009. Benefit payments under the plan over the next 10 years are expected to total $6.9 million and average $0.7 million over the next 10 years.

We provide retirement benefits to substantially all employees who are not U.S. based. Generally, benefits under these programs are based on an employee’s length of service and level of compensation and are insignificant. The unamortized pension losses related to other non-U.S. based plans included in accumulated other comprehensive income (loss), a component of shareholders’ equity were immaterial as of December 26, 2008. We recognized $0.5 million of unamortized pension losses as of December 26, 2008 and December 28, 2007, respectively related to other non-U.S. based plans.

As of December 26, 2008 and December 28, 2007, we had accumulated other comprehensive income of $0.3 million and $3.1 million, related to tax effect of unamortized pension gains. We recorded the tax effect of the first phase adoption of SFAS 158 of $1.7 million as an increase in accumulated other comprehensive income (loss) as of December 29, 2006.

16. Stock-Based Compensation

Effective upon the completion of our initial public offering in October 1997, we established a share option plan pursuant to which options to purchase ordinary shares may be granted to certain directors, officers and key employees chosen by the Board of Directors (the “1997 Plan”). Under the 1997 Plan, the Board of Directors is authorized to grant options to purchase an aggregate of 2,380,030 ordinary shares. Under this plan, options have been granted to directors, officers and other key employees to purchase our ordinary shares at the fair market value of the ordinary shares at the date of grant.

On May 11, 1999, our shareholders approved and ratified the 1999 Share Incentive Plan (the “1999 Plan”). Under the 1999 Plan, as amended on April 30, 2008, the Board of Directors is authorized to grant options to purchase an aggregate of 9,000,000 ordinary shares. The aggregate number of options that may be granted to a single participant under the 1999 Plan is 2,000,000. Under this plan, options have been granted to directors, officers and other key employees to purchase our ordinary shares at the fair market value of the ordinary shares at the date of grant.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. Stock-Based Compensation (continued)

Under both the 1997 and the 1999 Plan, 20% of the options usually vest immediately, and the remaining options vest in equal installments over the next four years. Options under the 1997 and 1999 Plan may be exercised over a period not in excess of ten years, respectively.

Stock-based compensation expense related to stock options for the years ended December 26, 2008, December 28, 2007 and December 29, 2006, included in the determination of income before income taxes and net income, totaled $9.7 million, $5.6 million and $6.6 million on the straight-line, single award basis, or $0.15, $0.10 and $0.11 per diluted share, respectively, and are included in the Consolidated Statements of Income in selling, general and administrative expenses. We are in a net operating loss position in the relevant jurisdictions for the years ended 2007 and 2008. Therefore deferred tax assets related to stock-based compensation expense have been fully reserved and there was no reduction in taxes currently payable or related effect on cash flows as the result of excess tax benefits from stock options exercised in these periods. The amount of cash received from the exercise of stock options was $22.1 million, $13.3 million and $0.3 million for the years ended December 26, 2008, December 28, 2007 and December 29, 2006, respectively.

The following table summarizes stock option activity for the years ended December 26, 2008, December 28, 2007 and December 29, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Options outstanding at December 30, 2005	1,979,950	$27.12	$10.34
Granted	1,518,500	16.19	5.68
Exercised	(26,000)	13.42	5.98
Canceled	(137,500)	26.17	9.69

Options outstanding at December 29, 2006	3,334,950	22.29	8.27
Granted	228,500	23.75	8.34
Exercised	(783,082)	16.97	6.27
Canceled	(110,000)	23.65	8.72

Options outstanding at December 28, 2007	2,670,368	23.92	8.85
Granted	1,814,750	23.51	8.76
Exercised	(850,295)	26.03	10.17
Canceled	(101,000)	22.66	7.77

Options outstanding at December 26, 2008	3,533,823	$23.24	$8.51

Exercisable at December 29, 2006	1,235,150	$23.42	$8.83

Exercisable at December 28, 2007	1,159,368	$26.86	$10.03

Exercisable at December 26, 2008	1,298,823	$24.65	$9.01

On July 30, 2008, we granted 1,570,000 stock options with a grant date fair value of $8.28 per option from our 1999 Plan to employees. There were no stock option grants to our Chairman and Chief Executive Officer in the July 30, 2008 stock option grant. These options vested 20% on the grant date and then will vest 20% on each of the next four anniversary dates. These options may be exercised over a period not in excess of 10 years.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. Stock-Based Compensation (continued)

As a result of the retirement of a former executive, on May 2, 2008, we modified his existing grants to accelerate vesting on 40,000 of his unvested options. Consistent with FASB SFAS No. 123(R), “Share-Based Payment”, the original granted options were cancelled and new modified options were granted with accelerated vesting terms. These options became fully vested on the date of retirement with modified grant date fair values of $18.28 and $5.54.

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

On February 28, 2007, we granted, in equal amounts, stock options from our 1997 Plan totaling 37,500 to six non-management members of our Board of Directors with a grant date fair value of $3.94 per option and an exercise price of $17.35 per option. These options vested 100% on the grant date.

On May 2, 2007, we granted 161,000 stock options from our 1999 Plan to our Chairman and Chief Executive Officer with a grant date fair value of $8.90 per option and an exercise price of $23.97 per option. These options vested 20% on the grant date and then will vest 20% on each of the next four anniversary dates. These options may be exercised over a period not in excess of 10 years.

On November 30, 2007, we granted 30,000 stock options from our 1999 Plan to a non-management member of our Board of Directors with a grant date fair value of $10.87 per option and an exercise price of $30.59 per option. These options vested 20% on the grant date and then will vest 20% on each of the next four anniversary dates. These options may be exercised over a period not in excess of 10 years.

The fair value for stock options was estimated at the date of grant using the Black-Scholes option pricing model, which requires us to make certain assumptions. Volatility is estimated based on the historical volatility of our stock over the past five years. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of grant. The expected term of grant was based on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends. Forfeitures are estimated based on historical experience. Prior to the adoption of SFAS 123R, forfeitures were recognized as they occurred for purposes of estimating pro forma compensation expense under SFAS 123. The following are the weighted average assumptions used in the Black-Scholes option pricing model for the periods indicated:

	Years ended
	December 26, 2008	December 28, 2007	December 29, 2006
Dividend yield	—	—	1.31%
Volatility	35.99%	32.41%	36.22%
Risk-free rate	3.31%	4.17%	4.84%
Expected term of grant	4.9 years	4.7 years	5 years

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. Stock-Based Compensation (continued)

Exercise Price	Remaining Contractual Life	Outstanding	Outstanding Intrinsic Value	Exercisable	Exercisable Intrinsic Value

$5.95	2.3 Years	8,000	$0.1	8,000	$0.1
$9.28	0.9 Years	2,000	—	2,000	—
$15.78	7.6 Years	663,672	5.2	221,672	1.8
$17.35	8.2 Years	12,500	0.1	12,500	0.1
$18.31	7.4 Years	114,600	0.6	38,200	0.2
$19.76	4.1 Years	29,500	0.1	29,500	0.1
$19.76	7.2 Years	12,500	—	12,500	—
$22.25	9.6 Years	1,560,000	2.2	312,000	0.4
$23.82	5.3 Years	32,200	—	32,200	—
$23.97	8.4 Years	128,800	—	32,200	—
$25.83	5.1 Years	4,000	—	4,000	—
$29.84	6.3 Years	706,051	—	480,851	—
$30.59	8.9 Years	24,000	—	6,000	—
$32.28	6.1 Years	31,250	—	31,250	—
$33.97	9.2 Years	161,000	—	32,200	—
$33.97	9.2 Years	43,750	—	43,750	—

		3,533,823	$8.3	1,298,823	$2.7

The total intrinsic value of options exercised during the years ended December 26, 2008 and December 28, 2007 was $7.4 million and $8.0 million, respectively. The total fair value of options granted for years ended December 26, 2008 and December 28, 2007 was $15.9 million and $1.9 million, respectively. The total fair value of options vesting during the years ended December 26, 2008 and December 28, 2007 was $5.8 million and $6.0 million, respectively, with a weighted-average fair value of $8.66 and $8.10 per option, respectively. As of December 26, 2008 the total remaining unrecognized compensation cost related to non-vested stock options amounted to $13.7 million, which will be amortized over the weighted-average remaining requisite service period of 2.7 years.

17. Commitments and Contingencies

We lease agricultural land and certain property, plant and equipment, including office facilities and vessels, under operating leases. The aggregate minimum rental payments under all operating leases with initial terms of one year or more at December 26, 2008 are as follows (U.S. dollars in millions):

2009	$21.9
2010	17.6
2011	15.1
2012	13.0
2013	11.0
Thereafter	40.4

$119.0

Total rent expense for all operating leases, including leases with initial terms of less than one year, amounted to $41.4 million, $36.9 million and $42.2 million for 2008, 2007 and 2006, respectively.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. Commitments and Contingencies (continued)

We also have agreements to purchase substantially all of the production of certain independent growers in Costa Rica, Guatemala, Ecuador, Cameroon, Colombia, Chile, Brazil, South Africa and the Philippines. Total purchases under these agreements amounted to $690.3 million, $580.8 million and $575.3 million for 2008, 2007 and 2006, respectively.

18. Litigation

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

In 1997, plaintiffs from Costa Rica and Guatemala named certain of our U.S. subsidiaries in a purported class action in Hawaii. The action was dismissed by a federal district court on grounds of forum non conveniens in favor of the courts of the plaintiffs’ home countries and the plaintiffs appealed this decision. On April 22, 2003, the U.S. Supreme Court affirmed the plaintiffs’ appeal of the dismissal, thereby remanding the action to the Hawaiian state court. On April 27, 2007, our U.S. subsidiaries named in the action, which do not have ties to Hawaii, filed a motion to dismiss for lack of personal jurisdiction, and plaintiffs voluntarily dismissed these subsidiaries from the action on June 28, 2007. On February 19, 2008, plaintiffs moved to certify a worldwide class of farm workers allegedly injured from exposure to DBCP, which motion was denied on July 15, 2008. A trial date of January 2010 has been set for the eight named plaintiffs, although discovery has not yet commenced.

On November 15, 1999, one of our subsidiaries was served in two actions entitled, Godoy Rodriguez, et. al. v. AMVAC Chemical Corp., et al. and Martinez Puerto, et al. v. AMVAC Chemical Corp., et al., in the 29th Judicial District Court for the Parish of St. Charles, Louisiana. These actions were removed to federal court, where they have been consolidated. As a result of the Supreme Court’s decision in the Hawaiian action, the district court remanded these actions to state court in Louisiana. At this time, it is not known how many of the approximately 315 remaining Godoy Rodriguez and Martinez Puerto plaintiffs are making claims against the Fresh Del Monte subsidiary.

On October 14, 2004, two of our subsidiaries were served with a complaint in an action styled Angel Abarca, et al. v. Dole Food Co., et al. filed in the Superior Court of the State of California for the County of Los Angeles on behalf of more than 2,600 Costa Rican banana workers who claim injury from exposure to DBCP. An initial review of the plaintiffs in the Abarca action found that a substantial number of the plaintiffs were claimants in prior DBCP actions in Texas and may have participated in the settlement of those actions. On June 27, 2008, the court dismissed the claims of 1,329 plaintiffs who were parties to prior DBCP actions. On June 30, 2008, our subsidiaries moved to dismiss the claims of the remaining Abarca plaintiffs on grounds of forum non conveniens. The motion to dismiss is scheduled to be heard on February 24, 2009.

On April 25, 2005, two of our subsidiaries were served with a complaint styled Juan Jose Abrego, et.al. v. Dole Food Company, et al. filed in the Superior Court of the State of California for the County of Los Angeles on behalf of 955 Guatemalan residents who claim injury from exposure to DBCP. An initial review of the plaintiffs in the Abarca action found that a substantial number of the plaintiffs were claimants in prior DBCP actions and may have participated in the settlement of those actions. On June 27, 2008, the court dismissed the claims of 206 plaintiffs who were parties to prior DBCP actions. The court has agreed to hold the action in abeyance pending the resolution of the motion to dismiss in the Abarca action.

On January 2, 2009, three of our subsidiaries were served with complaints in related actions styled Jorge Acosta Cortes, et al. v. Dole Food Company, et al. filed in the Superior Court of the State of California for the County of Los Angeles on behalf of 461 Costa Rican residents, 389 Guatemalan residents, 962 Panamanian residents and 673 Honduran residents who claim injury from exposure to DBCP. We and our subsidiaries have never owned, managed or otherwise been involved with any banana growing operations in Panama or Honduras. On January 9, 2009, co-defendant The Dow Chemical Company (“Dow”) removed the actions to federal court. Several of the actions have been remanded to the state court and the rest are the subject of an order to show cause directing Dow to explain why they should not be remanded.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. Litigation (continued)

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

The complaint alleges that instead of proceeding with a prospective buyer who offered superior terms, the former chairman of our predecessor and majority shareholder, agreed to sell our predecessor to its current majority shareholder at a below market price as the result of commercial bribes allegedly paid by our current majority shareholder and Chief Executive Officer to our predecessor’s former chairman. The trial in the case commenced on October 30, 2006, and the jury rendered a verdict in our favor on November 17, 2006. The court followed with a final judgment in our favor on December 20, 2006. Plaintiffs filed a notice of appeal on January 19, 2007. The Third District Court of Appeals in and for the State of Florida affirmed the final judgment on November 5, 2008.

Class Action Litigation

a. Pineapple Class Actions

On August 2, 2004, a consolidated complaint was filed against two of our subsidiaries in the United States District Court for the Southern District of New York. This consolidated action was brought as a putative class action on behalf of all direct and indirect purchasers of Del Monte Gold ® pineapples from March 1, 1996 through the present and merges four actions brought by fruit wholesalers and two actions brought by individual consumers. The consolidated complaint alleges claims for: (i) monopolization and attempted monopolization; (ii) restraint of trade; (iii) unfair and deceptive trade practices; and (iv) unjust enrichment. On May 27, 2005, our subsidiaries filed a motion to dismiss the indirect and direct purchasers’ claims for unjust enrichment. On June 29, 2005, plaintiffs filed a joint motion for class certification. On February 20, 2008, the Court denied plaintiffs’ motion for class certification of the indirect purchasers and only granted class certification of the direct purchasers’ claims for monopolization and attempted monopolization which was uncontested by our subsidiaries. Also on February 20, 2008, the Court granted the motion of our subsidiaries to dismiss the direct purchasers’ claims for unjust enrichment and denied as moot the motion to dismiss the indirect purchasers’ state law claims on the basis of the Court’s denial of plaintiffs’ motion for class certification of the indirect purchasers. On August 13, 2008, our subsidiaries filed a motion for summary judgment on plaintiffs’ remaining claims. Plaintiffs filed an opposition to the motion on October 6, 2008, which our subsidiaries replied to on December 8, 2008.

On March 5, 2004, an alleged individual consumer filed a putative class action complaint against our subsidiaries in the state court of Tennessee on behalf of consumers who purchased (other than for resale) Del Monte Gold ® pineapples in Tennessee from March 1, 1996 to May 6, 2003. The complaint alleges violations of the Tennessee Trade Practices Act and the Tennessee Consumer Protection Act. On February 18, 2005, our subsidiaries filed a motion to dismiss the complaint. On May 15, 2006, the court granted the motion in part, dismissing plaintiffs’ claim under the Tennessee Consumer Protection Act.

Between March 17, 2004 and March 18, 2004, three alleged individual consumers separately filed putative class action complaints against us and our subsidiaries in the state court of California on behalf of residents of California who purchased (other than for re-sale) Del Monte Gold ® pineapples between March 1, 1996 and May 6, 2003. On November 9, 2005, the three actions were consolidated under one amended complaint with a single claim for unfair competition in violation of the California Business and Professional Code. On September 26, 2008, plaintiffs filed a motion to certify a class action, which we and our subsidiaries opposed on February 13, 2009.

On April 19, 2004, an alleged individual consumer filed a putative class action complaint against our subsidiaries in the state court of Florida on behalf of Florida residents who purchased (other than for re-sale) Del Monte Gold ® pineapples between March 1, 1996 and May 6, 2003. The only surviving claim under the amended complaint alleges violations of the Florida Deceptive and Unfair Trade Practices Act relating only to pineapples purchased since April 19, 2000. Our subsidiaries filed an answer to the remaining claim of the amended complaint on October 12, 2006. On August 5, 2008, plaintiffs filed a motion to certify a class action, which our subsidiaries opposed on January 22, 2009.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. Litigation (continued)

On July 25, 2005, our subsidiaries filed a motion to dismiss the claim for violation of the Arizona Consumer Fraud Act which was granted by the state court on February 18, 2006. Our subsidiaries filed an answer to the remaining claims of the complaint on October 12, 2006. On October 7, 2008, the court dismissed the complaint without prejudice due to inactivity after the parties had entered into an agreement tolling the statute of limitations. It is unknown whether plaintiffs intend to file a new complaint.

On July 2, 2004, an alleged individual consumer filed a putative class action which was served on August 24, 2004 against our subsidiaries in the state court of Nevada on behalf of residents of Nevada who purchased (other than for re-sale) Del Monte Gold ® pineapples between November 1997 and January 2003. The complaint alleges restraint of trade in violation of Nevada statutes, common law monopolization and unjust enrichment. On April 11, 2006, the court granted in part the motion of our subsidiaries to dismiss the complaint dismissing the claims for common law monopolization, unjust enrichment and violation of Nevada’s Unfair Trade Practices Act in its application prior to July 1, 2001. Our subsidiaries filed an answer to the remaining claims of the amended complaint on June 30, 2006. On December 5, 2008, plaintiff dismissed the case without prejudice after the parties had entered into an agreement tolling the statute of limitations. It is unknown whether plaintiff intends to file a new complaint.

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

On June 26, 2007, we reached an agreement with plaintiffs to settle the indirect purchaser action by agreeing to make a donation to America’s Second Harvest (also known as The Nation’s Food Bank Network), or a comparable charity, of fruit and/or vegetables with a retail value of $0.8 million within a year from final approval of the settlement agreement and agreeing to pay up to $0.1 million of the attorneys’ fees and costs to be incurred by plaintiffs in providing notice to class members of the proposed settlement. On November 21, 2007, the Court entered an order and final judgment approving the settlement. One individual filed a pro se notice of appeal of the Court’s order and final judgment. On May 8, 2008, the United States Court of Appeals for the Eleventh Circuit dismissed the appeal and the settlement became effective.

European Union Antitrust Investigation

On June 2, 2005, one of our German subsidiaries was visited by the antitrust authority of the European Union (“EU”) as part of its investigation of certain of our overseas subsidiaries as well as other produce companies for possible violations of the EU’s competition laws. Our subsidiaries cooperated fully with the investigation. On October 17, 2008, the European Commission concluded its investigation without finding any infringement of EU competition rules by, or imposing any fines on, our subsidiaries. The European Commission did, however, find that Internationale Fruchtimport Gesellschaft Weichert & Co KG (“Weichert”), an entity in which one of our subsidiaries formerly held an indirect 80% non-controlling interest, infringed EU competition rules and imposed upon it a €14.7 million ($20.7 million using exchange rates as December 26, 2008) fine. The European Commission has

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. Litigation (continued)

asserted that we controlled Weichert during the period by virtue of our subsidiary’s former, indirect non-controlling interest and has therefore held that we are jointly and severally liable for Weichert’s payment of the fine. On December 31, 2008, we filed an appeal of this determination on grounds, among others, that Weichert did not violate EU competition rules and, notwithstanding, we cannot be held jointly and severally liable for Weichert’s acts under applicable German law.

Freight Broker Litigation

In September 1997, a freight broker formerly engaged by one of our non-U.S. subsidiaries filed suit against the subsidiary in Guatemala claiming $1.9 million in damages and in Costa Rica claiming $1.3 million in damages as indemnification for constructive wrongful termination of the general agency agreement between the broker and the subsidiary. Under the agreement, the broker arranged third-party cargo to be booked for carriage on ships owned or chartered by our subsidiary. The Guatemala action has been dismissed for being time barred by the statute of limitations. In the Costa Rica action, the trial court has entered judgment against us in the amount of $0.8 million plus interest and costs. On October 30, 2008, the appellate court affirmed the judgment. On December 9, 2008, our subsidiary filed an appeal of the trial and appellate court decisions with the Supreme Court of Costa Rica. The costs of defense in this action are covered by insurance. As of December 26, 2008, there is $0.8 million included in accounts payable and accrued expenses in the Consolidated Balance Sheets related to the freight broker litigation.

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

On September 25, 2003, the EPA issued the Record of Decision (“ROD”). The EPA estimates in the ROD that the remediation costs associated with the clean up of the Kunia Well Site will range from $12.9 million to $25.4 million and will last approximately 10 years. The undiscounted estimates are between $14.8 million and $28.7 million. The undiscounted estimate on which our accrual is based totals $25.7 million and is discounted using a 5.0% rate. As of December 26, 2008, there is $19.6 million included in other noncurrent liabilities and $0.5 million included in accounts payable and accrued expenses in the Consolidated Balance Sheets for the Kunia well site clean-up. We expect to expend approximately $0.5 million in cash per year for the next five years. Certain portions of the EPA’s estimates have been discounted using a 5% interest rate.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. Litigation (continued)

Other

In addition to the foregoing, we are involved from time to time in various claims and legal actions incident to our operations, both as plaintiff and defendant. In the opinion of management, after consulting with legal counsel, none of these other claims is currently expected to have a material adverse effect on the results of operations, financial position or our cash flows. We intend to vigorously defend ourselves in all of the above matters. At this time, management is not able to evaluate the likelihood of a favorable or unfavorable outcome in any of the above-described matters. Accordingly, management is not able to estimate the range or amount of loss, if any, from any of the above-described matters and no accruals or expenses have been recorded for these matters as of December 26, 2008, except as related to the Kunia Well Site and Freight Broker Litigation Actions.

19. Financial Instruments and Fair Value Measurements

Derivative Financial Instruments - Foreign Currency Cash Flow Hedges

We mitigate the risk of fluctuations in currency exchange rates on our results of operations and financial condition by entering into foreign currency cash flow hedges. Certain of our subsidiaries periodically enter into foreign currency cash flow hedges (principally euro, British pound and Japanese yen) in order to hedge portions of forecasted sales or cost of sales denominated in foreign currencies with forward contracts and options, which generally expire within one year. The forward contracts are designated as single-purpose cash flow hedges with gains and losses in the forward contract recognized in other comprehensive income or loss until the foreign currency denominated sales or cost of sales are recognized in earnings. Any ineffective portion of a financial instrument’s change in fair value is immediately recognized in earnings. We account for the fair value of the related forward contracts as either an asset in other current assets or a liability in accrued expenses.

We formally assessed whether the foreign currency cash flow hedges are effective at offsetting changes in the forecasted cash flows occurring as a result of exchange, both at the inception and at least quarterly thereafter. Hedge ineffectiveness related to these hedges was not material for 2008, 2007 and 2006.

Counterparties expose us to credit loss in the event of non-performance on currency forward contracts. We monitor our exposure to credit loss related to counterparty non-performance risk both at inception of the hedge and at least quarterly. However, because the contracts are entered into with highly rated financial institutions, we do not anticipate non-performance by any of these counterparties. The exposure is usually the amount of the unrealized gains, if any, in such contracts.

We adopted SFAS No. 157 for assets and liabilities measured at fair value on a recurring basis as of December 29, 2007, the first day of our 2008 year. We use an income approach to value our outstanding foreign currency cash flow hedges. An income approach consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts using current market information as of the measurement date, such as foreign currency spot and forward rates. Additionally, an element of default risk based on observable inputs was built into the fair value calculation based on the provisions of SFAS No. 157. The fair value the hedges in a net asset position of $7.1 million as of December 26, 2008 is expected to be transferred to earnings in 2009 along with the earnings effect of the related forecasted transaction. Prior to the adoption of SFAS No. 157, the fair value of these hedges as of December 28, 2007 was a net liability of $6.2 million, substantially all of which was transferred to earnings in 2008.

The following table provides a summary of the fair values of assets and liabilities measured on a recurring basis under SFAS No. 157 (U.S. dollars in millions):

	Fair Value Measurements at December 26, 2008 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency hedges, net asset	$—	$7.1	$—

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. Financial Instruments and Fair Value Measurements (continued)

During 2008, we entered into derivative instruments not designated as hedging instruments in order to minimize the impact of fluctuation in foreign exchange relative to the euro, British pound, and Japanese yen on our balance sheet, also referred to as economic hedges. We recognized a net gain of $2.5 million related to these derivative instruments included in the “Other income, net” caption of our Consolidated Statements of Income. As of December 26, 2008, we did not have any economic hedges outstanding.

Fair Value

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

20. Related Party Transactions

We purchase goods and services from unconsolidated subsidiaries in the ordinary course of business. See Note 6, “Investments in Unconsolidated Companies.”

At December 26, 2008 and December 28, 2007 there were $0.1 million, respectively, of receivables from related parties, which are included in trade accounts receivable.

Sales to AAG, a related party through common ownership, were $8.0 million and $62.0 million in 2007 and 2006, respectively. On February 1, 2007, we ceased using AAG as distributors in Abu Dhabi and other locations in the UAE and began direct distribution. On June 28, 2007, we acquired certain assets of AAG for a purchase price of $3.1 million. See Note 3, “Acquisitions” and Note 9, “Goodwill and Other Intangible Assets”.

During 2008, we incurred expenses of approximately $2.0 million for air transportation services for chartering of an aircraft that was indirectly owned by our Chairman and Chief Executive Officer. There were no expenses incurred during 2007 and 2006 for air transportation services for chartering this aircraft.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21. Unaudited Quarterly Financial Information

Our fiscal quarter-ends correspond to the last Friday of the 13 week period, beginning the day following our fiscal year end. The following summarizes certain quarterly operating data (U.S. dollars in millions, except per share data):

	Quarters ended
	March 28, 2008	June 27, 2008	September 26, 2008	December 26, 2008
Net sales	$894.9	$972.2	$832.9	$831.0
Gross profit	96.9	99.6	79.0	68.5
Net income	63.6	41.9	29.3	22.9
Net income per share – basic (a)	$1.01	$0.66	$0.46	$0.36
Net income per share – diluted (a)	$1.00	$0.66	$0.46	$0.36

	March 30, 2007	June 29, 2007	September 28, 2007	December 28, 2007
Net sales	$836.0	$924.2	$757.1	$848.2
Gross profit	99.1	119.6	67.8	78.4
Net income	51.6	63.9	29.9	34.4
Net income per share – basic (a)	$0.89	$1.11	$0.52	$0.57
Net income per share – diluted (a)	$0.89	$1.10	$0.51	$0.56

(a)

Basic and diluted earnings per share for each of the quarters presented above is based on the respective weighted average number of shares for the quarters. The sum of the quarters may not necessarily be equal to the full year basic and diluted earnings per share amounts due to the effects of rounding.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

22. Business Segment Data

We are principally engaged in one major line of business, the production, distribution and marketing of bananas, other fresh produce and prepared food. Our products are sold in markets throughout the world, with our major producing operations located in North, Central and South America, Asia and Africa.

Our operations are aggregated on the basis of our products; bananas, other fresh produce, other products and services and prepared food. Other fresh produce includes pineapples, melons, tomatoes, strawberries, non-tropical fruit (including grapes, apples, pears, peaches, plums, nectarines, apricots, avocados and kiwis), fresh-cut produce and other fruit and vegetables. Prepared food includes prepared fruit and vegetables, juices, beverages, snacks, poultry and meat products. Other products and services includes a third-party ocean freight business, a plastic product and a box manufacturing business. We reclassified our poultry and meat operations from the other products and services segment to the prepared food segment for the year ending December 26, 2008. The years ending December 28, 2007 and December 29, 2006 also reflect this reclassification.

We evaluate performance based on several factors, of which gross profit by product and net sales by geographic region are the primary financial measures (U.S. dollars in millions):

	Years ended
					As adjusted(a)
	December 26, 2008		December 28, 2007		December 29, 2006
	Net Sales	Gross Profit	Net Sales	Gross Profit	Net Sales	Gross Profit (Loss)
Bananas	$1,420.2	$117.7	$1,199.0	$61.0	$1,112.5	$18.5
Other fresh produce	1,559.8	171.1	1,614.9	240.5	1,622.2	167.7
Prepared food	412.4	51.9	429.4	59.7	367.5	2.7
Other products and services	138.6	3.3	122.2	3.7	112.1	0.5

Totals	$3,531.0	$344.0	$3,365.5	$364.9	$3,214.3	$189.4

(a)	See Note 2, “Summary of Significant Accounting Policies” for additional information

	Years ended
			As adjusted(a)
	December 26, 2008	December 28, 2007	December 29, 2006
Net sales by geographic region:
North America	$1,633.1	$1,530.2	$1,574.1
Europe	1,081.4	1,113.6	1,051.1
Asia	408.1	374.8	296.5
Middle East	275.8	228.2	192.5
Other	132.6	118.7	100.1

Total net sales	$3,531.0	$3,365.5	$3,214.3

(a) See Note 2, “Summary of Significant Accounting Policies” for additional information

	December 26, 2008	December 28, 2007
Property, plant and equipment, net:
North America	$88.5	$100.3
Europe	97.8	122.9
Middle East	132.7	96.0
Africa	40.3	39.8
Asia	47.2	43.1
Central and South America	624.6	384.2
Maritime equipment (including containers)	36.0	43.9
Corporate	18.1	21.6

Total property, plant and equipment, net	$1,085.2	$851.8

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

22. Business Segment Data (continued)

	December 26, 2008	December 28, 2007
Identifiable assets:
North America	$354.4	$334.6
Europe	512.4	575.3
Middle East	220.6	187.9
Africa	114.6	118.3
Asia	158.9	128.4
Central and South America	1,112.8	645.9
Maritime equipment (including containers)	96.5	99.7
Corporate	80.8	95.6

Total identifiable assets	$2,651.0	$2,185.7

Our earnings are heavily dependent on operations located worldwide. These operations are a significant factor in the economies of some of the countries in which we operate and are subject to the risks that are inherent in operating in such countries, including government regulations, currency and ownership restrictions and risk of expropriation.

One customer accounted for approximately 13%, 15% and 12% of net sales in 2008, 2007 and 2006, respectively. These sales are reported in the banana and other fresh produce segments. No other customer accounted for 10% or more of our net sales. In 2008, the top 10 customers accounted for approximately 36% of net sales as compared with 36% and 31% of our net sales during 2007 and 2006, respectively. Identifiable assets by geographic area represent those assets used in the operations of each geographic area. Corporate assets consist of goodwill, building, leasehold improvements and furniture and fixtures.

23. Shareholders’ Equity

Our shareholders have authorized 50,000,000 preferred shares at $0.01 par value, of which none have been issued and are outstanding. Our shareholders have authorized 200,000,000 ordinary shares of common stock, of which 63,553,211 have been issued and outstanding.

During November 2007, we sold 4,222,000 of our ordinary shares. We used $117.1 million of the total net proceeds of $117.5 million to repay indebtedness outstanding under the Credit Facility.

On February 14, 2006, we amended our Credit Facility to increase the allowable repurchases of our stock in an aggregate amount not to exceed $300 million. On March 3, 2006, our Board of Directors authorized an initial stock repurchase program of up to $300 million of our ordinary shares. During 2006, we purchased 341,346 of our ordinary shares in open market transactions at an average purchase price of $16.99 per share under this program. We account for treasury stock using the cost method. On May 10, 2007, we cancelled the 341,346 ordinary shares held in treasury. During 2007, no ordinary shares were repurchased under this program.

In 2006, we paid regular quarterly cash dividends of $0.20 per ordinary share in the first and second quarters and $0.05 per ordinary share in the third and fourth quarter for a total of $0.50 per share for the year. On October 31, 2006, we announced that the regular cash dividend of $0.05 per share will be suspended.

Schedule II—Valuation and Qualifying Accounts

Fresh Del Monte Produce Inc. and Subsidiaries

(U.S. Dollars in millions)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions		Deductions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Balance at End of Period

Year ended December 26, 2008:

Deducted from asset accounts:
Valuation accounts:
Trade accounts receivable	$20.4	$1.9	$(2.9)	$(3.6)	$15.8
Advances to growers and other receivables	14.6	3.0	(0.2)	(3.4)	14.0
Deferred tax asset valuation allowance	194.9	2.0	12.4	(1.0)	208.3

Accrued liabilities:
Provision for Kunia Well Site	21.7	0.6	—	(2.2)	20.1

Total	$251.6	$7.5	$9.3	$(10.2)	$258.2

Year ended December 28, 2007:

Deducted from asset accounts:
Valuation accounts:
Trade accounts receivable	$25.4	$(1.4)	$(0.1)	$(3.5)	$20.4
Advances to growers and other receivables	23.2	4.7	(0.3)	(13.0)	14.6
Deferred tax asset valuation allowance	276.0	(49.8)	(3.4)	(27.9)	194.9

Accrued liabilities:
Provision for Kunia Well Site	22.3	0.8	—	(1.4)	21.7

Total	$346.9	$(45.7)	$(3.8)	$(45.8)	$251.6

Year ended December 29, 2006:

Deducted from asset accounts:
Valuation accounts:
Trade accounts receivable	$20.1	$6.8	$(0.2)	$(1.3)	$25.4
Advances to growers and other receivables	20.4	5.1	(0.5)	(1.8)	23.2
Deferred tax asset valuation allowance	197.9	82.7	(4.6)	—	276.0

Accrued liabilities:
Provision for Kunia Well Site	22.8	0.5	—	(1.0)	22.3

Total	$261.2	$95.1	$(5.3)	$(4.1)	$346.9

*	Effective December 30, 2006, the first day of our 2007 year, we adopted Financial Accounting Standards Board Staff Position No. AUG AIR-1, “Accounting for Planned Maintenance Activities” (“FSP AUG AIR-1”). We have adopted the deferral method of accounting for vessel dry-dock activities whereby actual costs incurred are deferred and amortized on a straight-line basis over the period until the next scheduled dry-dock activity. As a result or retrospectively adjusting all prior periods presented due to FSP AUG AIR-1, we no longer include planned major maintenance activities in Schedule II.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 26, 2008. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to record, process, summarize and report within the time period specified in the SEC rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the last year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by Item 10 of Part III of this annual report on Form 10-K will be included in our definitive Proxy Statement relating to our 2009 Annual General Meeting of Shareholders with respect to directors, executive officers, audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance, is incorporated herein by reference in response to this item.

Code of Ethics

We have adopted a Code of Conduct and Business Ethics Policy (“Code of Conduct”) that applies to our principal executive officer, principal financial officer and principal accounting officer as well as all our directors, other officers and employees. This Code of Conduct can be found on our Web site, at www.freshdelmonte.com. We have not waived the requirements of the Code of Conduct and Business Ethics Policy for any directors or executive officers and there have been no amendments in 2008.

Item 11.	Executive Compensation

Information required by Item 11 of Part III of this Annual Report on Form 10-K will be included in our definitive Proxy Statement relating to our 2009 Annual General Meeting of Shareholders with respect to executive compensation, is incorporated herein by reference in response to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 of Part III of this Annual Report on Form 10-K will be included in our definitive Proxy Statement relating to our 2009 Annual General Meeting of Shareholders with respect to security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans, is incorporated herein by reference in response to this item.

Item 13.	Certain Relationships and Related Transactions

Information required by Item 13 of Part III of this Annual Report on Form 10-K will be included in our definitive Proxy Statement relating to our 2009 Annual General Meeting of Shareholders with respect to certain relationships and related transactions and director independence, is incorporated herein by reference in response to this item.

Item 14.	Principal Accountant Fees and Services

Information required by Item 14 of Part III of this Annual Report on Form 10-K will be included in our definitive Proxy Statement relating to our 2009 Annual General Meeting of Shareholders with respect to principal accountant fees and services, is incorporated by reference in response to this item.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Consolidated Statements and Other Financial Information

The following financial statements and supplemental schedule of Fresh Del Monte Produce Inc. and its subsidiaries are included in Item 8 – Financial Statements and Supplementary Data of this Report:

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Consolidated Balance Sheets at December 26, 2008 and December 28, 2007

Consolidated Statements of Income for the years ended December 26, 2008, December 28, 2007, and December 29, 2006

Consolidated Statements of Cash Flows for the years ended December 26, 2008, December 28, 2007, and December 29, 2006

Consolidated Statements of Shareholders’ Equity for the years ended December 26, 2008, December 28, 2007, and December 29, 2006

Notes to Consolidated Financial Statements

Supplemental Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts

Exhibits

The exhibits listed below are incorporated in this Report by reference, except for those indicated by “*” which are filed herewith (see accompanying Exhibit Index)

Exhibit No.	Description

3.1	Amended and Restated Memorandum of Association of Fresh Del Monte Produce Inc. (incorporated by reference from Exhibit 3.6 to our Registration Statement on Form F-1 (File No. 333-7708)).

3.2	Amended and Restated Articles of Association of Fresh Del Monte Produce Inc. (incorporated by reference from Exhibit 3.7 to our Registration Statement on Form F-1 (File No. 333-7708)).

3.3	Specimen Certificate of ordinary shares of Fresh Del Monte Produce Inc. (incorporated by reference from Exhibit 4.1 to our Registration Statement on Form F-1 (File No. 333-7708)).

4.1	$350,000,000 Revolving Credit Agreement dated as of May 19, 1998 among Del Monte Fresh Produce (UK) Ltd., Wafer Limited, Del Monte Fresh Produce International Inc., Del Monte Fresh Produce N.A., Inc., Fresh Del Monte Produce Inc. and Global Reef Carriers Ltd. as Borrowers, the Initial Lenders, Initial Issuing Bank and Swing Line Bank, as Initial Lenders, Initial Issuing Bank and Swing Line Bank, and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch, as Administrative Agent and Collateral Agent (incorporated by reference from Exhibit 2.1 to our 1998 Annual Report on Form 20-F).

4.2	Amendment and Consent dated as of December 15, 1998 to the Revolving Credit Agreement among Del Monte Fresh Produce (UK) Ltd., Wafer Limited, Del Monte Fresh Produce International Inc., Del Monte Fresh Produce N.A., Inc., Fresh Del Monte Produce Inc., Global Reefer Carriers, Ltd., the banks, financial institutions and other institutional lenders a party to the Revolving Credit Agreement (incorporated by reference from Exhibit 2.2 to our 1998 Annual Report on Form 20-F).

4.3	Second Amendment dated as of January 5, 1999 to the Revolving Credit Agreement among Del Monte Fresh Produce (UK) Ltd., Wafer Limited, Del Monte Fresh Produce International Inc., Del Monte Fresh Produce N.A., Inc., Fresh Del Monte Produce Inc., Global Reefer Carriers, Ltd., and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch, as agent for the other banks, financial institutions and other institutional lenders party to the Revolving Credit Agreement (incorporated by reference from Exhibit 2.3 to our 1998 Annual Report on Form 20-F).

Exhibit No.	Description
4.4	Amendment and Consent dated as of January 8, 1999 to the Revolving Credit Agreement among Del Monte Fresh Produce (UK) Ltd., Wafer Limited, Del Monte Fresh Produce International Inc., Del Monte Fresh Produce N.A., Inc., Fresh Del Monte Produce Inc., Global Reefer Carriers, Ltd., the banks, financial institutions and other institutional lenders a party to the Revolving Credit Agreement (incorporated by reference from Exhibit 2.4 to our 1998 Annual Report on Form 20-F).

4.5	Fourth Amendment and Consent dated as of May 1999 among Del Monte Fresh Produce (UK) Ltd., Wafer Limited, Del Monte Fresh Produce International Inc., Del Monte Fresh Produce N.A., Inc., Fresh Del Monte Produce Inc., Global Reefer Carriers, Ltd., the banks, financial institutions and other institutional lenders a party to the Revolving Credit Agreement dated as of May 19, 1998 (incorporated by reference from Exhibit 2.1 to our 1999 Annual Report on Form 20-F).

4.6	Fifth Amendment and Consent dated as of May 1999 among Del Monte Fresh Produce (UK) Ltd., Wafer Limited, Del Monte Fresh Produce International Inc., Del Monte Fresh Produce N.A., Inc., Fresh Del Monte Produce Inc., Global Reefer Carriers, Ltd., the Increasing Lenders therein and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch, as agent for the other banks, financial institutions and other institutional lenders a party to the Revolving Credit Agreement dated as of May 19, 1998 (incorporated by reference from Exhibit 2.2 to our 1999 Annual Report on Form 20-F).

4.7	Sixth Amendment and Consent dated as of June 1999 among Del Monte Fresh Produce (UK) Ltd., Wafer Limited, Del Monte Fresh Produce International Inc., Del Monte Fresh Produce N.A., Inc., Fresh Del Monte Produce Inc., Global Reefer Carriers, Ltd., the Increasing Lenders therein and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch, as agent for the other banks, financial institutions and other institutional lenders a party to the Revolving Credit Agreement dated as of May 19, 1998 (incorporated by reference from Exhibit 2.3 to our 1999 Annual Report on Form 20-F).

4.8	Seventh Amendment and Consent dated as of July 1999 among Del Monte Fresh Produce (UK) Ltd., Wafer Limited, Del Monte Fresh Produce International Inc., Del Monte Fresh Produce N.A., Inc., Fresh Del Monte Produce Inc., Global Reefer Carriers, Ltd., the Increasing Lenders therein and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch, as agent for the other banks, financial institutions and other institutional lenders a party to the Revolving Credit Agreement dated as of May 19, 1998 (incorporated by reference from Exhibit 2.4 to our 1999 Annual Report on Form 20-F).

4.9	Eighth Amendment dated as of October 29, 1999 among Fresh Produce (UK) Ltd., Wafer Limited, Del Monte Fresh Produce International Inc., Del Monte Fresh Produce N.A., Inc., Fresh Del Monte Produce Inc., Global Reefer Carriers, Ltd., the banks, financial institutions and other institutional lenders a party to the Revolving Credit Agreement dated as of May 19, 1998 (incorporated by reference from Exhibit 4.17 to our 2000 Annual Report on Form 20-F).

4.10	Ninth Amendment and Consent dated as of May 10, 2000 among Del Monte Fresh Produce (UK) Ltd., Wafer Limited, Del Monte Fresh Produce International Inc., Del Monte Fresh Produce N.A., Inc., Fresh Del Monte Produce Inc., Global Reefer Carriers, Ltd., the banks, financial institutions and other institutional lenders a party to the Revolving Credit Agreement dated as of May 19, 1998 (incorporated by reference from Exhibit 4.18 to our 2000 Annual Report on Form 20-F).

4.11	Tenth Amendment and Consent dated as of September 25, 2000 among Del Monte Fresh Produce (UK) Ltd., Wafer Limited, Del Monte Fresh Produce International Inc., Del Monte Fresh Produce N.A., Inc., Fresh Del Monte Produce Inc., Global Reefer Carriers, Ltd., banks, financial institutions and other institutional lenders a party to the Revolving Credit Agreement dated as of May 19, 1998 (incorporated by reference from Exhibit 4.19 to our 2000 Annual Report on Form 20-F).

4.12	Eleventh Amendment and Consent dated as of November 15, 2002 among Del Monte Fresh Produce (UK) Ltd., Wafer Limited, Del Monte Fresh Produce International Inc., Del Monte Fresh Produce N.A., Inc., Fresh Del Monte Produce Inc., Global Reefer Carriers, Ltd., banks, financial institutions and other institutional lenders a party to the Revolving Credit Agreement dated as of May 19, 1998 (incorporated by reference from Exhibit 4.19 to our 2000 Annual Report on Form 20-F).

10.1	License Agreement, dated as of December 5, 1989, between Del Monte Corporation and Wafer Limited (the “DMC-Wafer License”) (incorporated by reference from Exhibit 10.3 to our Registration Statement on Form F-1 (File No. 333-7708)).

10.2	License Agreement, dated as of December 5, 1989, between Del Monte Corporation and Del Monte Tropical Fruit Company, North America (the “NAJ License”) (incorporated by reference from Exhibit 10.4 to our Registration Statement on Form F-1 (File No. 333-7708)).

10.3	License Agreement, dated as of December 5, 1989, between Del Monte Corporation and Del Monte Fresh Fruit International, Inc. (incorporated by reference from Exhibit 10.5 to our Registration Statement on Form F-1 (File No. 333-7708)).

10.4	Amendment No. 1 to DMC-Wafer License, dated as of October 12, 1992, between Del Monte Corporation and Wafer Limited (incorporated by reference from Exhibit 10.6 to our Registration Statement on Form F-1 (File No. 333-7708)).

10.5	Amendment No. 1 to NAJ License, dated as of October 12, 1992, between Del Monte Corporation and Del Monte Fresh Produce N.A., Inc. (incorporated by reference from Exhibit 10.7 to our Registration Statement on Form F-1 (File No. 333-7708)).

10.6	Amendment No. 1 to Direct DMC-DMFFI License, dated as of October 12, 1992, between Del Monte Corporation and Del Monte Fresh Produce International, Inc. (incorporated by reference from Exhibit 10.8 to our Registration Statement on Form F-1 (File No. 333-7708)).

10.7	Registration Rights Agreement dated as of October 15, 1997 by and between Fresh Del Monte and FG Holdings Limited (incorporated by reference from Exhibit 10.9 to our Registration Statement on Form F-1 (File No. 333-7708)).

10.8	Strategic Alliance Agreement dated as of August 29, 1997 by and between the Registrant and IAT Group Inc. (incorporated by reference from Exhibit 10.10 to our Registration Statement on Form F-1 (File No. 333-7708)).

10.9	Fresh Del Monte Produce Inc. 1997 Share Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-7870)).

10.10	Fresh Del Monte Produce Inc. Post-Effective Amendment No. 1 to Form S-8 (File No. 333-7870).

10.11	Fresh Del Monte Produce Inc. 1999 Share Incentive Plan (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (File No. 333-10400)).

10.12	Amendment No. 1 to the Fresh Del Monte Produce Inc. 1999 Share Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-87606)).

10.13	Amendment No. 2 to the Fresh Del Monte Produce Inc. 1999 Share Incentive Plan (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-87606)).

10.14	Amendment No. 3 to the Fresh Del Monte Produce Inc. 1999 Share Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-87606)).

10.15	Amendment No. 4 to the Fresh Del Monte Produce Inc. 1999 Share Incentive Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-87606)).

10.16	Amendment No. 5 to the Fresh Del Monte Produce Inc. 1999 Share Incentive Plan (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (File No. 333-87606)).

10.17	Amended and Restated Fresh Del Monte Produce Inc. 1999 Share Incentive Plan, effective as of April 30, 2008 (reflects Amendment no. 1, dated May 1, 2002, Amendments no. 2 through 5 dated April 27, 2005 and Amendment no. 6 dated April 30, 2008) (incorporated by reference to Exhibit 10.1 to our Second Quarter 2008 Report on Form 10-Q).

10.18	Fresh Del Monte Produce Inc. Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to our First Quarter 2008 Report on Form 10-Q).

10.19	2003 Performance Incentive Plan for Chairman & CEO (incorporated by reference from Exhibit 10.2 to our First Quarter 2008 Report on Form 10-Q).

10.20	2004 Performance Incentive Plan for Senior Executives (incorporated by reference from Exhibit 10.3 2 to our First Quarter 2008 Report on Form 10-Q).

10.21	Executive Retention and Severance Agreement (Chairman & CEO) (incorporated by reference from Exhibit 10.4 2 to our First Quarter 2008 Report on Form 10-Q).

10.22	Executive Retention and Severance Agreement (President & COO) (incorporated by reference from Exhibit 10.5 2 to our First Quarter 2008 Report on Form 10-Q).

10.23	Employment Agreement for President & COO (incorporated by reference from Exhibit 10.6 2 to our First Quarter 2008 Report on Form 10-Q).

10.24	Standard Fruit and Vegetable Co., Inc. Stock Purchase Agreement, dated as of January 27, 2003, between Del Monte Fresh Produce N.A., Inc and Standard Fruit and Vegetable Co., Inc. et al. (incorporated by reference from Exhibit 4.13 to our 2002 Annual Report on Form 20-F).

10.25	Stock purchase agreement dated as of June 6, 2008 among Northsound Corporation, Red Crown Development Inc. and JAS Investments Corp., as Sellers and Del Monte (Pinabana) Corp. as Purchaser (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 9, 2008).

10.26	Amended and Restated Credit Agreement dated as of March 21, 2003 by and among Fresh Del Monte Produce Inc. and certain subsidiaries named herein, as borrowers, the lenders named herein, as lenders, Harris Trust and Savings Bank, as syndication agent, ING Capital LLC, as documentation agent and Cooperatieve Centrale Raiffeisen-Bocrenleenbank B.A., “Rabobank Nederland” New York Branch as administrative agent. (incorporated by reference to Exhibit 2.13 to our First Quarter 2003 Report on Form 6-K).

10.27	First Amendment to Amended and Restated Credit Agreement Effective as of January 27, 2004. (incorporated by reference from Exhibit 4.15 of our Annual Report on Form 20-F for the year ended December 26, 2003).

10.28	Second Amendment to Amended and Restated Credit Agreement Effective as of June 24, 2004. (incorporated by reference from Exhibit 4.16 of our Annual Report on Form 20-F/A for the year ended December 31, 2004).

10.29	Third Amendment to Amended and Restated Credit Agreement dated as of November 9, 2004. (incorporated by reference from Exhibit 4.17 of our Annual Report on Form 20-F/A for the year ended December 31, 2004).

10.30	Preliminary Sales and Purchase Agreement dated between Cirio Del Monte N.V., Cirio Del Monte Italia S.p.A. and Fresh Del Monte Produce N.V. dated July 15, 2004. (incorporated by reference from Exhibit 4.18 of our Annual Report on Form 20-F/A for the year ended December 31, 2004).

10.31	Fourth Amendment to Amended and Restated Credit Agreement dated as of June 15, 2005 (incorporated by reference to Exhibit 4.19 of our Annual Report on Form 20-F for the year ended December 30, 2005).

10.32	Fifth Amendment to Amended and Restated Credit Agreement dated as of February 14, 2006 (incorporated by reference to Exhibit 4.20 of our Annual Report on Form 20-F for the year ended December 30, 2005).

10.33	Sixth Amendment to Amended and Restated Credit Agreement dated as of March 24, 2006 (incorporated by reference to Exhibit 4.21 of our Annual Report on Form 20-F for the year ended December 29, 2006).

10.34	Seventh Amendment to Amended and Restated Credit Agreement dated as of May 10, 2006 (incorporated by reference to Exhibit 4.22 of our Annual Report on Form 20-F for the year ended December 29, 2006).

10.35	Eighth Amendment to Amended and Restated Credit Agreement dated as of December 27, 2006 (incorporated by reference to Exhibit 4.23 of our Annual Report on Form 20-F for the year ended December 29, 2006).

10.36	Ninth Amendment to Amended and Restated Credit Agreement dated as of May 30, 2008 (incorporated by reference to Exhibit 10.3 to our Second Quarter 2008 Report on Form 10-Q).

21.1	List of Subsidiaries.*

23.1	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification of Chief Executive Officer filed pursuant to 17 CFR 240.13a-14(a).*

31.2	Certification of Chief Financial Officer filed pursuant to 17 CFR 240.13a-14(a).*

32	Certifications of Chief Executive Officer and Chief Financial Officer furnished pursuant to 17 CFR 240.13a-14(b) and 18 U.S.C. Section 1350.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRESH DEL MONTE PRODUCE INC.

Date: February 24, 2009	By:	/s/ Hani El-Naffy
Hani El-Naffy
President and Chief Operating Officer

	By:	/s/ Richard Contreras
Richard Contreras Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description
21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer filed pursuant to 17 CFR 240.13a-14(a).

31.2	Certification of Chief Financial Officer filed pursuant to 17 CFR 240.13a-14(a).

32	Certifications of Chief Executive Officer and Chief Financial Officer furnished pursuant to 17 CFR 240.13a-14(b) and 18 U.S.C. Section 1350.