Form 10-K/A
period 2008-12-26
FRESH DEL MONTE PRODUCE INC
filed 2009-02-25
CIK 1047340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Amendment No. 1)

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

EXPLANATORY NOTE

Fresh Del Monte Produce Inc. (the “Company”) is filing this amendment to its Annual Report on Form 10-K for the fiscal year ended December 26, 2008, as filed with the Securities and Exchange Commission on February 24, 2009, to correct an inadvertent error in the signature page to provide all of the required signatures and to correct typographical errors in the consent of Ernst & Young LLP included as Exhibit 23.1.

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
Richard Contreras Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacities indicated below on the 24th day of February, 2009.

By:	/s/ Mohammad Abu-Ghazaleh
Mohammad Abu-Ghazaleh
Chairman and Chief Executive Officer

By:	/s/ Hani El-Naffy

Hani El-Naffy
President, Director and Chief Operating Officer

By:	/s/ Richard Contreras

Richard Contreras
Senior Vice President and Chief Financial Officer

By:	/s/ Salvatore H. Alfiero

Salvatore H. Alfiero
Director

By:	/s/ Michael J. Berthelot

Michael J. Berthelot
Director

By:	/s/ Edward L. Boykin

Edward L. Boykin
Director

By:	/s/ John H. Dalton

John H. Dalton
Director

By:	/s/ Elias K. Hebeka

Dr. Elias K. Hebeka
Director

By:
Amir Abu-Ghazaleh
Director

By:
Maher Abu-Ghazaleh
Director

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