Form 10-Q
period 2009-03-27
FRESH DEL MONTE PRODUCE INC
filed 2009-04-28
CIK 1047340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No:  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 17, 2009, there were 63,553,211 ordinary shares of Fresh Del Monte Produce Inc. issued and outstanding.

Forward-Looking Statements

This report, information included in future filings by us and information contained in written material, press releases and oral statements, issued by or on behalf of us contains, or may contain, statements that constitute forward-looking statements. In this report, these statements appear in a number of places and include statements regarding the intent, belief or current expectations of us or our officers (including statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates” or similar expressions) with respect to various matters, including without limitation (i) the depth and duration of the current global recessionary environment, which could persist throughout and beyond 2009, and the extent to which it may affect our results, including our ability to command premium prices for certain of our principal products, and competitive pressures within the industry, (ii) the impact of governmental initiatives in the United States and abroad to stabilize the financial markets and spur economic activity, including the effects of significant government monetary or other market interventions on inflation, price controls and foreign exchange rates, (iii) our anticipated cash needs in light of our liquidity and financing plans, including the planned refinancing of our revolving credit facility, and the impact of the current constraints in the credit markets on the terms that we are able to obtain, (iv) the continued ability of our distributors and suppliers to have access to sufficient liquidity to fund their operations, (v) our ability to successfully integrate acquisitions into our operations, (vi) trends and other factors affecting our financial condition or results of operations from period to period, including changes in product mix or consumer demand for branded products such as ours, particularly if consumers become more price-conscious in the current economic environment, as well as anticipated price and expense levels, the impact of weather on crop quality and yields, the impact of prices for petroleum based products and the availability of sufficient labor during peak growing and harvesting seasons, (vii) our plans for expansion of our business (including through acquisitions) and cost savings, (viii) the impact of foreign currency fluctuations, (ix) the impact of competition and (x) the timing and cost of resolution of pending legal and environmental proceedings. All forward-looking statements in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

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

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in millions, except share and per share data)

	March 27, 2009	December 26, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$44.5	$27.6
Trade accounts receivable, net of allowance of $16.5 and $15.8, respectively	341.2	348.0
Other accounts receivable, net of allowance of $14.3 and $14.0, respectively	44.0	62.0
Inventories	470.5	459.8
Deferred income taxes	18.5	19.2
Prepaid expenses and other current assets	64.1	58.0

Total current assets	982.8	974.6

Investments in and advances to unconsolidated companies	8.1	8.0
Property, plant and equipment, net	1,086.3	1,085.2
Deferred income taxes	41.8	43.6
Other noncurrent assets	134.0	138.5
Goodwill	399.9	401.1

Total assets	$2,652.9	$2,651.0

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$359.3	$379.6
Current portion of long-term debt and capital lease obligations	341.6	358.0
Deferred income taxes	25.6	26.0
Income taxes and other taxes payable	11.2	10.8

Total current liabilities	737.7	774.4

Long-term debt and capital lease obligations	151.5	154.8
Retirement benefits	60.3	61.4
Other noncurrent liabilities	56.1	54.1
Deferred income taxes	88.7	92.4

Total liabilities	1,094.3	1,137.1

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred shares, $0.01 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.01 par value; 200,000,000 shares authorized; 63,553,211 issued and outstanding	0.6	0.6
Paid-in capital	552.1	549.8
Retained earnings	999.5	964.6
Accumulated other comprehensive income	(12.3)	(18.1)

Total Fresh Del Monte Produce Inc. shareholders’ equity	1,539.9	1,496.9

Noncontrolling interests	18.7	17.0

Total shareholders’ equity	1,558.6	1,513.9

Total liabilities and shareholders’ equity	$2,652.9	$2,651.0

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(U.S. dollars in millions, except share and per share data)

	Quarter ended
	March 27, 2009	March 28, 2008
Net sales	$879.7	$894.9
Cost of products sold	795.9	798.0

Gross profit	83.8	96.9

Selling, general and administrative expenses	36.9	39.4
Asset impairment and other charges, net	0.4	4.6

Operating income	46.5	52.9

Interest expense	2.6	3.4
Interest income	0.1	0.3
Other income (expense), net	(5.9)	11.6

Income before income taxes	38.1	61.4

Provision for (benefit from) income taxes	2.6	(1.3)

Net income	$35.5	$62.7

Less: net income (loss) attributable to noncontrolling interests	0.6	(0.9)

Net income attributable to Fresh Del Monte Produce Inc.	$34.9	$63.6

Net income per ordinary share attributable to
Fresh Del Monte Produce Inc.—Basic	$0.55	$1.01

Net income per ordinary share attributable to
Fresh Del Monte Produce Inc.—Diluted	$0.55	$1.00

Weighted average number of ordinary shares:
Basic	63,553,211	62,859,064

Diluted	63,647,740	63,358,190

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(U.S. dollars in millions)

	Quarter ended
	March 27, 2009	March 28, 2008
Operating activities:
Net income	$35.5	$62.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21.1	20.6
Loss (gain) on pension liability	0.1	(0.8)
Stock-based compensation expense	2.3	2.1
Asset impairment charges	2.0	0.5
Change in uncertain tax positions	0.3	(1.6)
Gain on sale of assets	(0.1)	(2.2)
Equity in (gain) loss of unconsolidated companies	(0.1)	1.8
Deferred income taxes	(2.0)	(1.5)
Foreign currency translation adjustment	(1.3)	(4.6)
Changes in operating assets and liabilities:
Receivables	27.3	(59.2)
Inventories	(17.7)	(15.6)
Prepaid expenses and other current assets	5.9	(8.1)
Accounts payable and accrued expenses	(11.8)	40.2
Other noncurrent assets and liabilities	5.0	7.3

Net cash provided by operating activities	66.5	41.6

Investing activities:
Capital expenditures	(25.5)	(20.8)
Proceeds from sales of assets	0.2	5.3

Net cash used in investing activities	(25.3)	(15.5)

Financing activities:
Proceeds from long-term debt	93.3	167.3
Payments on long-term debt	(117.6)	(208.9)
Proceeds from stock options exercised	—	16.5
Payments for additional interest in noncontrolling interest	(1.2)	(1.9)

Net cash used in financing activities	(25.5)	(27.0)

Effect of exchange rate changes on cash	1.2	(0.6)

Net increase (decrease) in cash and cash equivalents	16.9	(1.5)
Cash and cash equivalents, beginning	27.6	30.2

Cash and cash equivalents, ending	$44.5	$28.7

Supplemental cash flow information:
Cash paid for interest	$2.2	$2.8

Cash paid for income taxes	$1.2	$0.1

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. General

Reference in this report to Fresh Del Monte, “we”, “our” and “us” and the “Company” refer to Fresh Del Monte Produce Inc. and its subsidiaries, unless the context indicates otherwise.

We were incorporated under the laws of the Cayman Islands on August 29, 1996 and are engaged primarily in the worldwide production, transportation and marketing of fresh produce. We source our products, which include bananas, pineapples, melons and non-tropical fruit (including grapes, apples, pears, peaches, plums, nectarines, apricots, avocados and kiwis), plantains and tomatoes, primarily from Central America, South America, Africa and the Philippines. We also source products from North America and Europe and distribute our products in North America, Europe, Asia, South America, Africa and the Middle East. Products are sourced from our company-owned farms, through joint venture arrangements and through supply contracts with independent growers. We have the exclusive right to use the DEL MONTE® brand for fresh fruit, fresh vegetables and other fresh and fresh-cut produce and certain other specified products on a royalty-free basis under a worldwide, perpetual license from Del Monte Corporation, an unaffiliated company that owns the DEL MONTE® trademark. Del Monte Corporation and several other unaffiliated companies manufacture, distribute and sell under the DEL MONTE® brand canned or processed fruit, vegetables and other produce, as well as dried fruit, snacks and other products.

We are a vertically integrated producer, marketer and distributor of prepared fruit and vegetables, juices and snacks and we hold a perpetual, royalty-free license to use the DEL MONTE® brand for prepared foods throughout Europe, Africa and the Middle East.

Certain amounts from 2008 have been reclassified to conform to the 2009 presentation.

2. Recently Issued Accounting Pronouncements

On December 30, 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 132(R)-1, “Employers’ Disclosures About Postretirement Benefit Plan Assets”, which amends Statement of Financial Accounting Standards (“SFAS”) No. 132(R), “Employers’ Disclosures About Pensions and Other Postretirement Benefits,” to require more detailed disclosures about our plan assets, including investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets consistent with fair value hierarchy model described in SFAS No. 157, “Fair Value Measurements”, as described in Note 15, “Fair Value Measurements”. We will be required to comply with the disclosure requirements of FSP No. FAS 132(R)-1 for our 2009 fiscal year end consolidated financial statements and expect to provide increased disclosures.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

3. Acquisitions

Caribana acquisition

On June 6, 2008, we completed the acquisition for 100% of the shares of Desarollo Agroindustrial de Frutales, S.A., a producer of high-quality bananas in Costa Rica; Frutas de Exportacion, S.A., a major provider of gold pineapples in Costa Rica; and an affiliated sales and marketing company, collectively known as “Caribana”, for a purchase price of $405.9 million, which includes $2.9 million in acquisition related expenses. The acquisition was funded with $88.5 million in cash on hand and drawings under the Credit Facility (as defined in Note 8, “Long-Term Debt and Capital Lease Obligations”).

As a result of the acquisition, our land holdings in Costa Rica increased by approximately 13,000 hectares of quality farm land. In addition to farm land, we acquired plantations and farming and packing infrastructure for the production of bananas and pineapples. This acquisition was accounted for as a purchase of a business under SFAS No. 141, “Accounting for Business Combinations”.

The following is an unaudited condensed balance sheet of Caribana at June 6, 2008, based on the assessment of fair value, including the major captions of assets acquired (U.S. dollars in millions):

Cash acquired	$1.6
Property, Plant and Equipment	232.7
Other assets, net	2.7
Inventories	20.8
Non-compete agreements (intangibles)	10.3
Current and deferred taxes	(26.7)

Estimated fair market value of assets acquired	241.4
Purchase price	405.9

Goodwill	$164.5

An increase in property, plant and equipment of $57.2 million and an increase in current and deferred tax liabilities of $26.4 million, with a corresponding net decrease in goodwill, was included in the purchase price allocation based on valuations recently concluded when compared to the preliminary values disclosed during the second quarter of 2008. The non-compete agreements obtained as part of the Caribana acquisition are being amortized over a period of 10 years. Goodwill represents the excess purchase price above the fair market value of the net assets acquired. Based on the purchase price allocation, $143.0 million and $21.5 million in goodwill was allocated to the other fresh produce and banana segments, respectively, none of which is tax deductible.

We have included the operations of Caribana in our Consolidated Statements of Income beginning with the June 6, 2008 acquisition date.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

3. Acquisitions (continued)

The following unaudited pro-forma information presents a summary of our consolidated results of operations as if the Caribana acquisition had occurred as of December 28, 2007, the first day of our 2008 fiscal year (U.S. dollars in millions):

	Quarter ended
	March 27, 2009	March 28, 2008
Net sales	$879.7	$931.1

Net income attributable to Fresh Del Monte Produce Inc.	$34.9	$68.6

Net income per ordinary share attributable to Fresh Del Monte Produce Inc.:
Basic	$0.55	$1.09
Diluted	$0.55	$1.08

Weighted average number of ordinary shares:
Basic	63,553,211	62,859,064
Diluted	63,647,740	63,358,190

Other acquisitions and asset purchases

On June 27, 2008, we acquired certain assets, excluding land, of Melones de Costa Rica, S.A. (“MCR”). MCR is a 50% owned unconsolidated subsidiary that produced melons for us in Costa Rica. MCR will continue to own the land which is leased to us on a long-term basis. The total area under production is approximately 2,300 hectares with an estimated annual production of 3 million boxes. The purchase price was $8.0 million of which $3.8 million was paid using operating cash flows and available borrowings under the Credit Facility and the remaining $4.2 million will be paid in 2009.

During the third quarter of 2008, we completed the acquisitions of two melon operations in Guatemala. The purchase price was $13.9 million of which $8.9 million was paid using operating cash flows and available borrowings under the Credit Facility and the remaining $5.0 million will be paid in 2009. During the fourth quarter, goodwill decreased by $1.6 million primarily due to the completion of the appraisal of fixed assets, which resulted in an increase to property, plant & equipment of $2.0 million and an increase to deferred tax liabilities of $0.6 million. The following is an unaudited condensed balance sheet as of the acquisition date, based on the assessment of fair value including the major captions of assets acquired (U.S. dollars in millions):

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

4. Asset Impairment and Other Charges

The following represents a summary of asset impairment and other charges, net, recorded (U.S. dollars in millions):

	Quarter ended
	March 27, 2009	March 28, 2008
Charges related to asset impairments	$2.0	$0.5
Other (credits) charges related to exit activities, net	(1.6)	4.1

Total asset impairment and other charges, net	$0.4	$4.6

The $0.4 million in asset impairment and other charges, net for the quarter ended March 27, 2009 includes a $2.0 million impairment charge of the Del Monte perpetual, royalty-free brand name license for U.K. beverage products in the prepared foods segment due to lower than expected sales volumes and pricing. Also included in the $0.4 million is a $1.6 million net credit primarily related to the reversal of contract termination costs resulting from the previously announced closing of our Hawaii pineapple operations in the other fresh produce segment. Refer to Note 15, “Fair Value Measurements”, for fair value disclosures required by SFAS No. 157 and methodology for calculating fair value.

The $4.6 million in asset impairment and other charges , net for the quarter ended March 28, 2008 includes $3.6 million in charges related to the closure of an under-utilized distribution center in the United Kingdom in the banana segment. Of the $3.6 million, $0.5 million relates to an asset impairment and $3.1 million relates to one-time termination benefits and contract termination costs. Included in the $4.6 million is a charge of $1.4 million related to one-time termination benefits resulting from the previously announced closure of a beverage production facility in the United Kingdom in the prepared food segment. Also included in the $4.6 million is a net credit of $0.4 million related to the previously announced decision to exit production activities in Hawaii in 2006 of which $0.8 million relates to the amortization of deferred pension gains, offset by $0.4 million related to other exit activity charges in the other fresh produce segment.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

4. Asset Impairment and Other Charges (Continued)

Exit Activity Reserves

The following represents a rollforward of 2009 activities related to exit activity reserves (U.S. dollars in millions):

	Exit activity reserve balance at December 26, 2008	Impact to Earnings	Cash Paid	Exit activity reserve balance at March 27, 2009
One time termination benefits	$1.7	$0.1	$(0.3)	$1.5
Contract termination and other exit activity charges	4.5	(1.7)	(0.4)	2.4

	$6.2	$(1.6)	$(0.7)	$3.9

Included in the exit activity reserve balance at March 27, 2009 are one-time termination benefits, contract termination costs and other exit activity charges related primarily to (1) the previously announced decision to exit the Hawaiian production operations in the other fresh produce segment and (2) the closure of under-utilized distribution centers in the United Kingdom in the banana segment.

5. Noncontrolling Interests

On December 4, 2007, the FASB issued SFAS No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS No. 160 requires classification of noncontrolling interests as a component of consolidated shareholders’ equity and the elimination of “minority interest” accounting in results of operations. Earnings attributable to noncontrolling interests are required to be reported as part of consolidated earnings and not as a separate component of income or expense and are required to be disclosed on the face of the statement of income. We adopted SFAS No. 160 on December 27, 2008, the first day of our 2009 fiscal year. The adoption resulted in the reclassification of $17.0 million of noncontrolling interests from minority interests to shareholders’ equity on the December 26, 2008 Consolidated Balance Sheets and the presentation of net income of $0.9 million attributable to the noncontrolling interests in the March 28, 2008 Consolidated Statements of Income. Prior to the adoption of SFAS No. 160, income attributable to the noncontrolling interests was reported in other income (loss) in the Consolidated Statement of Income.

The following table reconciles shareholders’ equity attributable to noncontrolling interests (U.S. dollars in millions):

	Quarter ended
	March 27, 2009	March 28, 2008
Noncontrolling interests, beginning	$17.0	$14.8
Net income (loss) attributable to the noncontrolling interests	0.6	(0.9)
Translation adjustments	(0.1)	(0.1)
Capital contributions	1.2	1.9

Noncontrolling interests, ending	$18.7	$15.7

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

6. Stock-Based Compensation

Stock-based compensation expense related to stock options included in the determination of income before taxes and net income totaled $2.3 million or $0.04 per diluted share and $2.1 million or $0.03 per diluted share, for the quarters ended March 27, 2009 and March 28, 2008, respectively, on a straight-line, single award basis and is included in the accompanying Consolidated Statements of Income, in selling, general and administrative expenses.

We are in a net operating loss position in the relevant jurisdictions. Therefore, for the quarter ended March 27, 2009, deferred tax assets related to stock-based compensation expense have been fully reserved and there was no reduction in taxes currently payable or related effect on cash flows as the result of excess tax benefits from stock options exercised in these periods. There were no proceeds received from the exercise of stock options for the quarter ended March 27, 2009. The proceeds received from exercise of stock options were $16.5 million for the quarter ended March 28, 2008.

On February 25, 2009, we granted 161,000 stock options from our 1999 Plan to our Chairman and Chief Executive Officer with a grant date fair value of $8.11 per option. These options vested 20% on the grant date and then will vest 20% on each of the next four anniversary dates.

On February 25, 2009, we granted, in equal amounts, stock options from our 1999 Plan totaling 43,750 to seven non-management members of our Board of Directors with a grant date fair value of $7.33 per option. These options vested 100% on the grant date.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

7. Inventories

Inventories consisted of the following (U.S. dollars in millions):

	March 27, 2009	December 26, 2008
Finished goods	$212.5	$175.7
Raw materials and packaging supplies	112.1	131.5
Growing crops	145.9	152.6

Total inventories	$470.5	$459.8

8. Long-Term Debt and Capital Lease Obligations

Our long-term debt consists principally of a five-year syndicated credit facility (the “Credit Facility”) with Rabobank Nederland, New York Branch, as administrative agent. The Credit Facility includes a revolving commitment of $600.0 million expiring on November 10, 2009 and a term loan commitment (the “Term Loan”) maturing on May 10, 2011. The revolving portion of the Credit Facility has been classified as current in the Consolidated Balance Sheets due to its maturity date. We plan to refinance the Credit Facility during 2009. The current turmoil in the global capital markets may hinder our ability to obtain favorable terms to refinance the Credit Facility or our ability to access these global capital markets.

The Credit Facility is collateralized directly or indirectly by substantially all of our assets and is guaranteed by certain of our subsidiaries. The Credit Facility permits borrowings under the revolving commitment with an interest rate (1.53% at March 27, 2009), determined by our leverage ratio, based on a spread over LIBOR.

The Term Loan is a five-year amortizing loan with quarterly payments of principal and interest. At March 27, 2009, we had $138.8 million outstanding under the Term Loan. The interest rate on the Term Loan (1.52% at March 27, 2009) is based on a spread over the London Interbank Offer Rate (“LIBOR”).

At March 27, 2009, we had $232.6 million available under committed working capital facilities, primarily under the Credit Facility. The Credit Facility also includes a swing line facility and a letter of credit facility. At March 27, 2009, we applied $37.6 million to the letter of credit facility, comprised primarily of certain contingent obligations and other governmental agency guarantees combined with guarantees for purchases of raw materials and equipment. We also had $4.6 million in other letters of credit not included in the letter of credit facility.

The Credit Facility requires us to be in compliance with various financial and other covenants and limits the amount of future dividends. As of March 27, 2009, we were in compliance with all of the financial covenants contained in the Credit Facility.

At March 27, 2009, we had $493.1 million of long-term debt and capital lease obligations, including the current portion, consisting of $471.8 million outstanding under the Credit Facility (including the Term Loan), $9.5 million of capital lease obligations and $11.8 million of other long-term debt and notes payable.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

9. Comprehensive Income

The following table sets forth comprehensive income for the quarter ended March 27, 2009 and March 28, 2008 (U.S. dollars in millions):

	Quarter ended
	March 27, 2009	March 28, 2008
Comprehensive income:
Net income	$35.5	$62.7
Net unrealized gain (losses) on derivatives	14.8	(19.5)
Net unrealized foreign currency translation losses	(9.0)	(1.0)
Net change in retirement benefit adjustment, net of tax	(0.1)	(0.8)

Comprehensive income	41.2	41.4

Less: comprehensive income (loss) attributable to noncontrolling interests	0.5	(1.0)

Comprehensive income attributable to Fresh Del Monte Produce Inc.	$40.7	$42.4

Net unrealized gain on derivatives for the quarter ended March 27, 2009 includes a net gain of $24.6 million primarily due to the fair valuation of derivative contracts as a result of the strengthening U.S. dollar, offset by $9.8 million that was reclassified into earnings as a gain as the result of the settling of derivative contracts and thus reducing other comprehensive income. Refer to Note 14. “Derivative Financial Instruments”.

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

On October 14, 2004, two of our subsidiaries were served with a complaint in an action styled Angel Abarca, et al. v. Dole Food Co., et al. filed in the Superior Court of the State of California for the County of Los Angeles on behalf of more than 2,600 Costa Rican banana workers who claim injury from exposure to DBCP. An initial review of the plaintiffs in the Abarca action found that a substantial number of the plaintiffs were claimants in prior DBCP actions in Texas and may have participated in the settlement of those actions. On June 27, 2008, the court dismissed the claims of 1,329 plaintiffs who were parties to prior DBCP actions. On June 30, 2008, our subsidiaries moved to dismiss the claims of the remaining Abarca plaintiffs on grounds of forum non conveniens. An initial hearing on the motion to dismiss was held on February 24, 2009 and further hearing on the motion has been scheduled for May 19, 2009.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

10. Litigation (continued)

On April 25, 2005, two of our subsidiaries were served with a complaint styled Juan Jose Abrego, et al. v. Dole Food Company, et al. filed in the Superior Court of the State of California for the County of Los Angeles on behalf of 955 Guatemalan residents who claim injury from exposure to DBCP. An initial review of the plaintiffs in the Abarca action found that a substantial number of the plaintiffs were claimants in prior DBCP actions and may have participated in the settlement of those actions. On June 27, 2008, the court dismissed the claims of 206 plaintiffs who were parties to prior DBCP actions. The court has agreed to hold the action in abeyance pending the resolution of the motion to dismiss in the Abarca action.

On January 2, 2009, three of our subsidiaries were served with complaints in related actions styled Jorge Acosta Cortes, et al. v. Dole Food Company, et al. filed in the Superior Court of the State of California for the County of Los Angeles on behalf of 461 Costa Rican residents, 389 Guatemalan residents, 962 Panamanian residents and 673 Honduran residents who claim injury from exposure to DBCP. We and our subsidiaries have never owned, managed or otherwise been involved with any banana growing operations in Panama or Honduras. Accordingly, the Panamanian and Honduran plaintiffs filed requests to dismiss our subsidiaries without prejudice on March 26, 2009. The court has stayed the new Costa Rican and Guatemalan actions until at least May 19, 2009, when it will hold a status conference in the new actions.

Pineapple Class Action Litigation

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

10. Litigation (continued)

Between March 17, 2004 and March 18, 2004, three alleged individual consumers separately filed putative class action complaints against us and our subsidiaries in the state court of California on behalf of residents of California who purchased (other than for re-sale) Del Monte Gold ® pineapples between March 1, 1996 and May 6, 2003. On November 9, 2005, the three actions were consolidated under one amended complaint with a single claim for unfair competition in violation of the California Business and Professional Code. On September 26, 2008, plaintiffs filed a motion to certify a class action, which we and our subsidiaries opposed on February 13, 2009. A hearing on the motion to certify a class action is scheduled for May 20, 2009.

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

European Union Antitrust Investigation

On June 2, 2005, one of our German subsidiaries was visited by the antitrust authority of the European Union (“EU”) as part of its investigation of certain of our overseas subsidiaries as well as other produce companies for possible violations of the EU’s competition laws. Our subsidiaries cooperated fully with the investigation. On October 17, 2008, the European Commission concluded its investigation without finding any infringement of EU competition rules by, or imposing any fines on, our subsidiaries. The European Commission did, however, find that Internationale Fruchtimport Gesellschaft Weichert & Co KG (“Weichert”), an entity in which one of our subsidiaries formerly held an indirect 80% noncontrolling interest, infringed EU competition rules and imposed upon it a €14.7 million ($20.7 million using exchange rates as of December 26, 2008) fine. The European Commission has asserted that we controlled Weichert during the period by virtue of our subsidiary’s former, indirect noncontrolling interest and has therefore held that we are jointly and severally liable for Weichert’s payment of the fine. On December 31, 2008, we filed an appeal of this determination on grounds, among others, that Weichert did not violate EU competition rules and, notwithstanding, we cannot be held jointly and severally liable for Weichert’s acts under applicable German law.

Freight Broker Litigation

In September 1997, a freight broker formerly engaged by one of our non-U.S. subsidiaries filed suit against the subsidiary in Guatemala claiming $1.9 million in damages and in Costa Rica claiming $1.3 million in damages as indemnification for constructive wrongful termination of the general agency agreement between the broker and the subsidiary. Under the agreement, the broker arranged third-party cargo to be booked for carriage on ships owned or chartered by our subsidiary. The Guatemala action has been dismissed for being time barred by the statute of limitations. In the Costa Rica action, the trial court has entered judgment against us in the amount of $0.8 million plus interest and costs. On October 30, 2008, the appellate court affirmed the judgment. On December 9, 2008, our subsidiary filed an appeal of the trial and appellate court decisions with the Supreme Court of Costa Rica. The Supreme Court of Costa Rica has accepted the appeal and has scheduled it for oral hearing on May 23, 2009. The costs of defense in this action are covered by insurance. As of March 27, 2009, there is $0.8 million included in accounts payable and accrued expenses in the Consolidated Balance Sheets related to the freight broker litigation.

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

On September 25, 2003, the EPA issued the Record of Decision (“ROD”). The EPA estimates in the ROD that the remediation costs associated with the clean up of the Kunia Well Site will range from $12.9 million to $25.4 million and will last approximately 10 years. The undiscounted estimates are between $14.8 million and $28.7 million. The undiscounted estimate on which our accrual is based totals $25.7 million and is discounted using a 5.0% rate. As of March 27, 2009, there is $19.7 million included in other noncurrent liabilities and $0.5 million included in accounts payable and accrued expenses in the Consolidated Balance Sheets for the Kunia well site clean-up. We expect to expend approximately $0.5 million in cash per year for the next five years. Certain portions of the EPA’s estimates have been discounted using a 5% interest rate.

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

Other

In addition to the foregoing, we are involved from time to time in various claims and legal actions incident to our operations, both as plaintiff and defendant. In the opinion of management, after consulting with legal counsel, none of these other claims is currently expected to have a material adverse effect on the results of operations, financial position or our cash flows. We intend to vigorously defend ourselves in all of the above matters. At this time, management is not able to evaluate the likelihood of a favorable or unfavorable outcome in any of the above-described matters. Accordingly, management is not able to estimate the range or amount of loss, if any, from any of the above-described matters and no accruals or expenses have been recorded for these matters as of March 27, 2009, except as related to the Kunia Well Site and freight broker litigation.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

11. Earnings Per Share

Basic and diluted net income per ordinary share is calculated as follows (U.S. dollars in millions, except share and per share data):

	Quarter ended
	March 27, 2009	March 28, 2008
Numerator:
Net income attributable to Fresh Del Monte Produce Inc.	$34.9	$63.6

Denominator:
Weighted average ordinary shares—Basic	63,553,211	62,859,064
Effect of dilutive securities—stock options	94,529	499,126

Weighted average ordinary shares—Diluted	63,647,740	63,358,190

Net income per ordinary share:
Basic	$0.55	$1.01

Diluted	$0.55	$1.00

We issued 575,046 of our ordinary shares upon the exercise of stock options during the quarter ended March 28, 2008. No ordinary shares were issued for the quarter ended March 27, 2009.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

12. Retirement and Other Employee Benefits

The following table sets forth the net periodic costs (credits) of our defined benefit pension plans and post-retirement plan (U.S. dollars in millions):

	Pension Plans		Post-retirement Plan
	Quarter ended		Quarter ended
	March 27, 2009	March 28, 2008	March 27, 2009	March 28, 2008
Service cost	$0.5	$0.3	$—	$—
Interest cost	1.7	1.5	0.1	—
Expected return on assets	(0.5)	(1.1)	—	—
Net amortization	0.1	—	(0.1)	(0.8)

Net periodic costs (credits)	$1.8	$0.7	$—	$(0.8)

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

13. Business Segment Data

We are principally engaged in one major line of business, the production, distribution and marketing of bananas, other fresh produce and prepared foods. Our products are sold in markets throughout the world, with our major producing operations located in North, Central and South America, Asia and Africa.

Our operations are aggregated on the basis of our products; bananas, other fresh produce, prepared foods and other products and services. Other fresh produce includes pineapples, melons, tomatoes, strawberries, non-tropical fruit (including grapes, apples, pears, peaches, plums, nectarines, apricots, avocados and kiwis), fresh-cut products and other fruit and vegetables. Prepared foods include prepared fruit and vegetables, juices, beverages, snacks and a poultry and processed meat business. Other products and services include a third-party ocean freight business, a plastic product business and a grain business.

We evaluate performance based on several factors, of which gross profit by product and net sales by geographic region are the primary financial measures (U.S. dollars in millions):

	Quarter ended
	March 27, 2009		March 28, 2008
	Net Sales	Gross Profit	Net Sales	Gross Profit
Product net sales and gross profit:
Bananas	$361.5	$43.6	$340.1	$30.1
Other fresh produce	419.2	27.6	419.0	53.1
Prepared foods	76.8	11.0	101.9	10.0
Other products and services	22.2	1.6	33.9	3.7

Total	$879.7	$83.8	$894.9	$96.9

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

14. Derivative Financial Instruments

We account for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 requires us to recognize the value of derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of derivative instruments depends on whether it has been designated a hedge pursuant to SFAS No. 133, qualifies as part of a hedging relationship. The accounting also depends on the type of hedging relationship, either a cash flow hedge, a fair value hedge, or hedge of a net investment in a foreign operation. When entered into, we formally designate and document the derivative instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction.

Derivatives are recorded in the Consolidated Balance Sheets at fair value in either prepaid expenses and other current assets or accounts payable and accrued expenses, depending on whether the amount is an asset or liability. Derivatives are recorded in the consolidated cash flows in net cash provided by operating activities in either prepaid expenses and other current assets or accounts payable and accrued expenses, depending whether the amount is classified as an asset or liability in the Consolidated Balance Sheets. The fair values of derivatives used to hedge or modify our risks fluctuate over time. These fair value amounts should not be viewed in isolation, but rather in relation to the cash flows or fair value of the underlying hedged transactions or assets and other exposures; as well as to the overall reduction in our risk relating to adverse fluctuations in foreign exchange rates. In addition, the earnings impact resulting from our derivative instruments is recorded in the same line item within the Consolidated Statements of Income as the underlying exposure being hedged.

We are exposed to fluctuations in currency exchange rates against the U.S. dollar on our results of operations and financial condition and mitigate that exposure by entering into foreign currency forward contracts. Certain of our subsidiaries periodically enter into foreign currency forward contracts in order to hedge portions of forecasted sales or cost of sales denominated in foreign currencies with forward contracts and options, which generally expire within one year.

In accordance with SFAS No. 133(R), we designate our foreign currency forward contracts as single-purpose cash flow hedges of forecasted cash flows. A cash flow hedge requires that the effective portion of the change in the fair value of a derivative instrument be recognized in other comprehensive income, a component of shareholders’ equity, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the cash flows or fair value of the underlying exposures being hedged. In addition, we perform an assessment of hedge effectiveness, both at inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in the cash flows or fair value of the related underlying exposures. Any ineffective portion of a financial instrument’s change in fair value is immediately recognized in earnings. Based on our formal assessment of hedge effectiveness, we determined that the impact of hedge ineffectiveness was de minimis for the quarters ended March 27, 2009 and March 28, 2008, respectively.

Counterparties expose us to credit loss in the event of non-performance on currency forward contracts. We monitor our exposure to counterparty non-performance risk both at inception of the hedge and at least quarterly. However, because the contracts are entered into with highly rated financial institutions, we do not anticipate non-performance by any of these counterparties. The exposure is usually the amount of the unrealized gains, if any, in such contracts.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

14. Derivative Financial Instruments (continued)

We had the following outstanding foreign currency forward contracts that were entered into to hedge forecasted cash flows related to sales and cost of products sold as of March 27, 2009 (U.S. dollars in millions):

Foreign Currency	Currency Denomination
Euro		€128.8
British pound		£15.5
Japanese yen	JPY	9,992.5
South African rand	ZAR	11.6
Brazilian real	BRL	25.5
Chilean peso	CLP	3,822.3

The following table reflects the fair values of derivative instruments as of March 27, 2009 (U.S. dollars in millions):

	Asset Derivatives		Liability Derivatives
Derivatives Designated as Hedging Instruments under SFAS No. 133	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Prepaid expenses and other current assets	$27.8	Accounts payable and accrued expenses	$5.6

Total		$27.8		$5.6

The following table reflects the effect of derivative instruments on the Consolidated Statements of Income for the quarter ended March 27, 2009 (U.S. dollars in millions):

Derivatives in SFAS No. 133 Cash Flow Hedging Relationships	Amount of Gain Recognized in OCI on Derivative (Effective Portion) (1)(2)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Foreign exchange contracts	$20.4	Net sales	$10.9

Foreign exchange contracts	1.5	Cost of products sold	(1.1)

Total	$21.9		$9.8

(1)	The fair value of the hedges recognized in OCI is expected to be transferred to earnings during 2009 along with the effect of the related forecasted transaction.
(2)	See Note 15, “Fair Value Measurements “ for fair value disclosures required by SFAS No. 157.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

15. Fair Value Measurements

We measure fair value for financial instruments, such as derivatives and non-financial assets, when a valuation is necessary such as for impairment of long-lived and indefinite-lived assets when indicators of impairment exist in accordance with SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. We adopted the provisions of SFAS No. 157 for financial instruments effective December 29, 2007, the first day of our 2008 fiscal year, and for non-financial assets effective December 27, 2008, the first day of our 2009 fiscal year.

Fair Value of Derivative Instruments

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

The following table provides a summary of the fair values of assets and liabilities measured on a recurring basis under SFAS No. 157:

	Fair Value Measurements at March 27, 2009 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency hedges, net asset	$—	$21.9	$—

Fair Value of Non-Financial Assets

During the quarter ended March 27, 2009, we recognized an impairment charge of $2.0 million related to the Del Monte indefinite-lived intangible of a perpetual, royalty-free brand name license due to lower than expected sales volumes and pricing in the United Kingdom in the prepared foods segment specifically related to beverage products. An income-based approach was used to value the trademark intangible, which measures the fair value of an intangible asset by capitalizing the royalties saved due to ownership of the intangible asset rather than paying a rent or royalty for the use of the asset. This income-based approach referred to as the royalty savings method utilizes internal unobservable inputs such as a discounted net sales cash flow model with the application of a royalty savings rate assumption corroborated by a mix of internal and market inputs. The following is a tabular presentation of the indefinite-lived intangible asset measured on a non-recurring basis along with the level within the fair value hierarchy in which the fair value measurement in its entirety falls:

	Fair Value Measurements at March 27, 2009 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Del Monte ® U.K. Beverage Trademark	$—	$—	$5.9

Our trademarks are valued on the basis of prepared products, specifically beverage produced and sold in the United Kingdom with a trademark carrying value at March 27, 2009 of $5.9 million and all other prepared products with a trademark carrying value at March 27, 2009 of $63.6 million. The trademarks are highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets. We estimate that a 5% decrease in the expected future cash flows from the products that utilize the trademarks and a one-percentage point increase in the discount rate used would result in an additional impairment loss of approximately $3.7 million related to these two assets.

The carrying value of the prepared reporting unit goodwill is $69.7 million as of March 27, 2009. The fair value of the prepared reporting unit goodwill is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of this asset. We estimate that a one-percentage point increase in the discount rate used coupled with a 10% decrease in expected future cash flows would result in an impairment loss of approximately $7.3 million related to this asset.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are one of the world’s leading vertically integrated producers, marketers and distributors of high-quality fresh and fresh-cut fruit and vegetables, as well as a leading producer and marketer of prepared fruit and vegetables, juices, beverages and snacks in Europe, Africa and the Middle East. We market our products worldwide under the DEL MONTE® brand, a symbol of product innovation, quality, freshness and reliability since 1892. Our global sourcing and logistics system allows us to provide regular delivery of consistently high-quality produce and value-added services to our customers. Our major producing operations are located in North, Central and South America, Asia and Africa. Production operations are aggregated on the basis of our products; bananas, other fresh produce, prepared foods and other products and services. Other fresh produce includes pineapples, melons, tomatoes, strawberries, non-tropical fruit (including grapes, apples, pears, peaches, plums, nectarines, apricots, avocados, and kiwis), fresh-cut products and other fruit and vegetables. Prepared foods include prepared fruit and vegetables, juices, beverages, snacks and a poultry and processed meat business. Other products and services include a third-party ocean freight business, a plastic product business and a grain business.

Liquidity and Capital Resources

Net cash provided by operating activities was $66.5 million for the first quarter of 2009 as compared to $41.6 million for the first quarter of 2008. The increase in cash provided by operating activities was principally attributable to changes in operating assets and liabilities, which were primarily comprised of lower levels of other accounts receivable that resulted from reduced advances to growers, partially offset by higher payments for accounts payable and accrued expenses.

Working capital was $245.1 million at March 27, 2009 compared to working capital of $200.2 million at December 26, 2008. The increase in working capital of $44.9 million is primarily attributable to lower levels of accounts payable and accrued expenses and higher levels of finished goods inventory and cash and cash equivalents balances, partially offset by lower levels of other receivables from independent growers.

Net cash used in investing activities for the first quarter of 2009 was $25.3 million compared with $15.5 million for the first quarter of 2008. Net cash used in investing activities for the first quarter of 2009 consisted primarily of capital expenditures of $25.5 million. Capital expenditures for the first quarter of 2009 were primarily for distribution centers in Saudi Arabia and expansion of production facilities in Costa Rica, Guatemala and the Philippines related to the banana and other fresh produce segments.

Net cash used in investing activities for the first quarter of 2008 consisted of capital expenditures of $20.8 million, partially offset by proceeds from sales of assets of $5.3 million. Capital expenditures for the first quarter of 2008 were principally related to the expansion of production facilities in the Middle East, South and Central America and the Philippines principally related to the banana and the other fresh produce segments. Proceeds from the sale of assets for the first quarter of 2008 consisted primarily of the sale of properties in South America.

Net cash used in financing activities for the first quarter of 2009 was $25.5 million compared with $27.0 million for the first quarter of 2008. Net cash used in financing activities for the first quarter of 2009 consisted primarily of net repayments on long-term debt of $24.3 million. Net cash used in financing activities for the first quarter of 2008 consisted primarily of net repayments of long-term debt of $41.6 million, partially offset by $16.5 million of proceeds from stock options exercised.

We finance our working capital and other liquidity requirements primarily through cash from operations and borrowings under our credit facility administered by Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch, which we refer to as Rabobank (the “Credit Facility”). The Credit Facility includes a revolving commitment of $600.0 million expiring November 10, 2009 and a term loan commitment (the “Term Loan”). We intend to renew the Credit Facility during 2009.

The Credit Facility is collateralized directly or indirectly by substantially all of our assets and is guaranteed by certain of our subsidiaries. The Credit Facility permits borrowings with an interest rate under the revolving commitment (1.53% at March 27, 2009), determined by our leverage ratio, based on a spread over LIBOR. At March 27, 2009, $471.8 million was outstanding under our Credit Facility (including the Term Loan).

The Term Loan is a five-year amortizing loan with quarterly payments of principal and interest which matures on May 10, 2011. We currently have $138.8 million outstanding under the Term Loan. The interest rate on the Term Loan (1.52% at March 27, 2009) is based on a spread over the London Interbank Offer Rate (“LIBOR”).

The Credit Facility requires us to be in compliance with various financial and other covenants and limits the amount of future dividends. As of March 27, 2009, we were in compliance with all of the financial and other covenants contained in the Credit Facility. The revolving commitment of the Credit Facility expires on November 10, 2009 and represents our principal method of supplementing operating cash flows for our working capital and other liquidity requirements. Recently, global capital markets have experienced increased volatility and uncertainty. Notwithstanding this volatility, we expect to renew the Credit Facility during 2009. Our expectation is based on our history of earnings and positive cash flows along with our long-standing relationships with our current bank group and our credit rating. We expect our interest rates could increase due to the current market conditions. In addition to the renewal of our current bank debt corporate loan, our capital market options include, among others, asset based loans, high-yield bonds and receivables-based credit facilities. We believe that our operating cash flows, together with our ability to renew the Credit Facility and obtain other available financing will be adequate to meet our operating, investing and financing needs in the foreseeable future. There are no assurances that continued or increased volatility and uncertainty in the global capital markets will not impair our ability to access these markets on terms that are favorable to us or at all.

At March 27, 2009, we had $232.6 million available under committed working capital facilities, primarily under the Credit Facility. The Credit Facility also includes a swing line facility and a letter of credit facility. At March 27, 2009, we applied $37.6 million to the letter of credit facility, comprised primarily of certain contingent obligations and other governmental agencies guarantees combined with guarantees for purchases of raw materials and equipment. We also had $4.6 million in other letters of credit not included in the letter of credit facility.

As of March 27, 2009, we had $493.1 million of long-term debt and capital lease obligations, including the current portion, consisting of $471.8 million outstanding under the Credit Facility (including the Term Loan), $9.5 million of capital lease obligations and $11.8 million of other long-term debt.

As of March 27, 2009, we had cash and cash equivalents of $44.5 million.

As a result of the previously announced closure of our Hawaii pineapple operations and the closure of an under-utilized facility in the U.K, during the first quarter of 2009, we paid approximately $0.7 million in termination benefits and contractual obligations. We expect to make additional payments of approximately $1.4 million during the remainder of 2009 and $2.5 million in 2010 and thereafter related to these matters. These cash outlays will be funded from operating cash flows and available borrowings under credit facilities.

As a result of the strengthening of the U.S. dollar relative to the euro and British pound, our foreign currency cash flow hedges changed from a net asset of $7.1 million as of December 26, 2008 to a net asset of $22.2 million as of March 27, 2009. We expect that all of the $22.2 million net asset outstanding will be transferred to earnings in 2009 along with the earnings effect of the related forecasted transaction.

Results of Operations

The following tables present for each of the periods indicated (i) net sales by geographic region and (ii) net sales and gross profit by product category, and in each case, the percentage of the total represented thereby:

Net sales by geographic region:

	Quarter ended
	March 27, 2009		March 28, 2008
North America	$448.9	51%	$410.9	46%
Europe	235.1	27%	299.8	33%
Asia	105.0	12%	91.3	10%
Middle East	61.3	7%	59.2	7%
Other	29.4	3%	33.7	4%

Total	$879.7	100%	$894.9	100%

Product net sales and gross profit:

	Quarter ended
	March 27, 2009				March 28, 2008
	Net Sales		Gross Profit		Net Sales		Gross Profit
Bananas	$361.5	41%	$43.6	52%	$340.1	38%	$30.1	31%
Other fresh produce	419.2	48%	27.6	33%	419.0	47%	53.1	55%
Prepared food	76.8	9%	11.0	13%	101.9	11%	10.0	10%
Other products and services	22.2	2%	1.6	2%	33.9	4%	3.7	4%

Total	$879.7	100%	$83.8	100%	$894.9	100%	$96.9	100%

First Quarter 2009 Compared with First Quarter 2008

Net Sales. Net sales for the first quarter of 2009 were $879.7 million compared with $894.9 million for the first quarter of 2008. The decrease in net sales of $15.2 million was principally attributable to lower net sales in the prepared food and the other products and services segments, partially offset by higher net sales of bananas. Net sales of prepared food decreased by $25.1 million principally as a result of lower sales volumes of canned pineapples and beverage products due to poor market conditions principally in the U.K. Net sales of other products and services decreased by $11.7 million primarily as a result of lower sales in the 3rd party freight services, Chilean plastics and Argentine grain businesses. Net sales of bananas increased by $21.4 million primarily due to higher per unit sales prices and sales volumes in North America and Asia and higher per unit sales prices in the Middle East, partially offset by lower sales volume and per unit sales prices in Europe. Net sales of other fresh produce had a slight increase of $0.2 million primarily due to higher net sales of melons and gold pineapples, partially offset by lower net sales of fresh-cut products and tomatoes. Net sales of melons increased as a result of a 40% increase in sales volume that resulted principally from improved yields and the new production operations in Guatemala, partially offset by significantly lower per unit sales prices. Net sales of gold pineapples increased primarily due to a 20% increase in sales volume in Europe as a direct result of the Caribana acquisition, partially offset by lower per unit sales prices. Net sales of fresh-cut products and tomatoes decreased due to lower sales volume and per unit sales prices that resulted from lower demand.

Cost of Product Sold. Cost of products sold was $795.9 million for the first quarter of 2009 compared with $798.0 million for the first quarter of 2008, a decrease of $2.1 million. This decrease in cost of products sold was primarily attributable to a change in product mix combined with lower ocean freight that resulted primarily from lower fuel prices, partially offset by higher vessel operating expenses.

Gross Profit. Gross profit was $83.8 million for the first quarter of 2009 compared with $96.9 million for the first quarter of 2008, a decrease of $13.1 million. The decrease in gross profit was attributable to lower gross profit in the other fresh produce segment of $25.5 million and lower gross profit in the other products and services segment of $2.1 million, partially offset by higher gross profit on bananas of $13.5 million and higher gross profit on prepared food of $1.0 million. Gross profit in the other fresh produce segment decreased primarily due to lower gross profit on melons that resulted from lower per unit sales prices as a result of higher industry volumes combined with lower gross profit on gold pineapples that resulted primarily from lower per unit sales prices in Europe and higher fruit cost due to severe weather conditions. Gross profit in the other products and services segment decreased primarily due to lower sale prices in the Argentine grain business. Gross profit in the banana segment increased as a result of an overall increase of 6.6% in per unit sales prices that resulted primarily from improvements in sales prices in North America, Asia and the Middle East partially offset by lower sales volume and per unit sales prices and unfavorable exchange rates in Europe, as well as increases in fruit production and procurement. Gross profit in the prepared food business increased principally due to lower ocean freight costs and higher unit sales prices as a result of favorable product mix.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $2.5 million from $39.4 million in the first quarter of 2008 to $36.9 million for the first quarter of 2009. The decrease was principally due to lower administrative expenses in Europe and North America.

Asset Impairment and Other Charges, Net. Asset impairment and other charges of $0.4 million were recorded during the first quarter of 2009 as compared with $4.6 million during the first quarter of 2008. Asset impairment and other charges for the first quarter of 2009 included a $2.0 million impairment charge of the DEL MONTE ® perpetual, royalty-free brand name license for beverage products in the U.K. due to lower than expected sales volume and pricing, partially offset by $1.6 million of reversal of contract termination costs related to the previously announced closing of our Hawaii pineapple operations. Asset impairment and other charges, net, for the first quarter of 2008 related principally to the closure of an under-utilized distribution center and a beverage production facility in the U.K.

Operating Income. Operating income for the first quarter of 2009 decreased by $6.4 million from $52.9 million in the first quarter of 2008 to $46.5 million for the first quarter of 2009. The decrease in operating income was principally due to lower gross profit partially offset by lower selling, general and administrative expenses and lower asset impairment and other charges, net.

Interest Expense. Interest expense decreased by $0.6 million from $3.1 million for the first quarter of 2008 to $2.5 million for the first quarter of 2009, as a result of lower interest rates, partially offset by higher average debt balances.

Other Income (Expense), Net. Other income (expense), net, was an expense of $5.9 million for the first quarter of 2009 as compared with income of $11.6 million for the first quarter of 2008, a decrease of $17.5 million. This decrease in other income (expense), net, was principally attributable to foreign exchange losses combined with lower gains from sale of assets during the first quarter of 2009.

Provision for (Benefit from) Income Taxes. Provision for (benefit from) income taxes increased from a benefit of $1.3 million in the first quarter of 2008 to a provision of $2.6 million for the first quarter of 2009, an increase of $3.9 million. During the first quarter of 2008, we recorded a net benefit from uncertain tax positions including interest and penalties of $1.6 million. During the first quarter of 2009, the tax provision reflects increased tax expense due to higher earnings in certain taxable jurisdictions.

Fair Value Measurements

Our DEL MONTE ® perpetual, royalty-free brand name licenses are valued on the basis of prepared products, specifically beverage products produced and sold in the United Kingdom with a carrying value of $5.9 million at March 27, 2009 and all other prepared products with a carrying value of $63.6 million at March 27, 2009. In order to measure fair value of these assets, an income-based approach was used, which measures the fair value by capitalizing the royalties saved due to ownership of the asset rather than paying a rent or royalty for the use of the asset. This income-based approach referred to as the royalty savings method utilizes internal unobservable inputs such as a discounted net sales cash flow model with the application of a royalty savings rate assumption corroborated by a mix of internal and market inputs.

The trademarks are highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets. We estimate that a 5% decrease in the expected future cash flows from the products that utilize the trademarks and a one-percentage point increase in the discount rate used would result in an additional impairment loss of approximately $3.7 million related to these two assets.

The carrying value of the prepared reporting unit goodwill is $69.7 million as of March 27, 2009. The fair value of the prepared reporting unit goodwill is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of this asset. We estimate that a one-percentage point increase in the discount rate used coupled with a 10% decrease in expected future cash flows would result in an impairment loss of approximately $7.3 million related to this asset.

Seasonality

Interim results are subject to significant variations and may not be indicative of the results of operations that may be expected for the entire 2009 year. See the information under the caption “Seasonality” provided in Item 1. Business, of our annual report on Form 10-K/A for the year ended December 26, 2008.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our annual report on Form 10-K/A for the year ended December 26, 2008.

Item 4.	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 27, 2009. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to record, process, summarize and report within the time period specified in the SEC rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the quarter ended March 27, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 10, “Litigation”, to the consolidated financial statements, Part I, Item 1 included herein.

Item 1A.	Risk Factors

There have been no material changes in the risk factors from the information provided in Item 1A. Risk Factors of our annual report on Form 10-K/A for the year ended December 26, 2008.

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

Fresh Del Monte Produce Inc.

Date: April 28, 2009	By:	/s/ Hani El-Naffy
Hani El-Naffy
President & Chief Operating Officer

	By:	/s/ Richard Contreras
Richard Contreras
Senior Vice President & Chief Financial Officer

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer filed pursuant to 17 CFR 240.13a-14(a).

31.2	Certification of Chief Financial Officer filed pursuant to 17 CFR 240.13a-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 17 CFR 240.13a-14(b) and 18 U.S.C. Section 1350.