Form 10-Q
period 2009-06-26
FRESH DEL MONTE PRODUCE INC
filed 2009-07-28
CIK 1047340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2009

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

As of July 17, 2009, there were 63,553,211 ordinary shares of Fresh Del Monte Produce Inc. issued and outstanding.

Forward-Looking Statements

This report, information included in future filings by us and information contained in written material, press releases and oral statements, issued by or on behalf of us contains, or may contain, statements that constitute forward-looking statements. In this report, these statements appear in a number of places and include statements regarding the intent, beliefs or current expectations of us or our officers (including statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates” or similar expressions) with respect to various matters, including our plans and future performance. These forward-looking statements involve risks and uncertainties. Fresh Del Monte’s actual plans and performance may differ materially from those in the forward-looking statements as a result of various factors, including (i) the depth and duration of the current global recessionary environment, which could persist throughout and beyond 2009, and the extent to which it may affect our results, including our ability to command premium prices for certain of our principal products, and increased competitive pressures within the industry, (ii) the impact of governmental initiatives in the United States and abroad to stabilize the financial markets and spur economic activity, including the effects of significant government monetary or other market interventions on inflation, price controls and foreign exchange rates, (iii) our anticipated cash needs in light of our liquidity and financing plans, (iv) the continued ability of our distributors and suppliers to have access to sufficient liquidity to fund their operations, (v) our ability to successfully integrate acquisitions into our operations, (vi) trends and other factors affecting our financial condition or results of operations from period to period, including changes in product mix or consumer demand for branded products such as ours, particularly as consumers become more price-conscious in the current economic environment, as well as anticipated price and expense levels, the impact of weather on crop quality and yields, the impact of prices for petroleum based products and the availability of sufficient labor during peak growing and harvesting seasons, (vii) our plans for expansion of our business (including through acquisitions) and cost savings, (viii) the impact of foreign currency fluctuations, (ix) the impact of competition, (x) the timing and cost of resolution of pending legal and environmental proceedings, and (xi) the impact of changes in tax accounting or tax laws (or interpretations thereof), and the impact of settlements of adjustments proposed by the IRS or other taxing authorities in connection with our tax audits. All forward-looking statements in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in millions, except share and per share data)

	June 26, 2009	December 26, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$26.7	$27.6
Trade accounts receivable, net of allowance of $16.4 and $15.8, respectively	348.0	348.0
Other accounts receivable, net of allowance of $13.6 and $14.0, respectively	41.7	62.0
Inventories	408.3	459.8
Deferred income taxes	14.8	19.2
Prepaid expenses and other current assets	45.5	58.0

Total current assets	885.0	974.6

Investments in and advances to unconsolidated companies	8.6	8.0
Property, plant and equipment, net	1,083.0	1,085.2
Deferred income taxes	45.5	43.6
Other noncurrent assets	133.1	138.5
Goodwill	410.3	401.1

Total assets	$2,565.5	$2,651.0

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$362.5	$379.6
Current portion of long-term debt and capital lease obligations	6.4	358.0
Deferred income taxes	26.6	26.0
Income taxes and other taxes payable	8.4	10.8

Total current liabilities	403.9	774.4

Long-term debt and capital lease obligations	328.7	154.8
Retirement benefits	64.1	61.4
Other noncurrent liabilities	54.0	54.1
Deferred income taxes	89.4	92.4

Total liabilities	940.1	1,137.1

Commitments and contingencies

Shareholders’ equity:
Preferred shares, $0.01 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.01 par value; 200,000,000 shares authorized; 63,553,211 issued and outstanding	0.6	0.6
Paid-in capital	553.6	549.8
Retained earnings	1,051.7	964.6
Accumulated other comprehensive loss	(1.0)	(18.1)

Total Fresh Del Monte Produce Inc. shareholders’ equity	1,604.9	1,496.9
Noncontrolling interests	20.5	17.0

Total shareholders’ equity	1,625.4	1,513.9

Total liabilities and shareholders’ equity	$2,565.5	$2,651.0

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(U.S. dollars in millions, except share and per share data)

	Quarter ended		Six months ended
	June 26, 2009	June 27, 2008	June 26, 2009	June 27, 2008

Net sales	$978.4	$972.2	$1,858.1	$1,867.1
Cost of products sold	887.4	872.6	1,683.3	1,670.6

Gross profit	91.0	99.6	174.8	196.5

Selling, general and administrative expenses	42.4	42.8	79.3	82.2
Asset impairment and other charges, net	1.1	11.6	1.5	16.2

Operating income	47.5	45.2	94.0	98.1

Interest expense	3.5	2.5	6.1	5.9
Interest income	0.3	0.5	0.4	0.8
Other income (expense), net	5.0	2.7	(0.9)	14.3

Income before income taxes	49.3	45.9	87.4	107.3

Provision for (benefit from) income taxes	(3.6)	3.7	(1.0)	2.4

Net income	$52.9	$42.2	$88.4	$104.9

Less: net income (loss) attributable to noncontrolling interests	0.7	0.3	1.3	(0.6)

Net income attributable to Fresh Del Monte Produce Inc.	$52.2	$41.9	$87.1	$105.5

Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Basic	$0.82	$0.66	$1.37	$1.67

Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Diluted	$0.82	$0.66	$1.37	$1.66

Weighted average number of ordinary shares:
Basic	63,553,211	63,455,713	63,553,211	63,157,388

Diluted	63,559,309	63,804,052	63,603,524	63,581,121

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(U.S. dollars in millions)

	Six months ended
	June 26, 2009	June 27, 2008
Operating activities:
Net income	$88.4	$104.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42.1	40.9
Amortization of debt issuance costs	2.1	0.9
Gain on pension liability	—	(1.4)
Stock-based compensation expense	3.8	3.8
Asset impairment charges	2.8	12.6
Change in uncertain tax positions	(3.9)	(1.9)
Gain on sales of assets	(1.9)	(5.7)
Equity in (gain) loss of unconsolidated companies	(0.5)	3.1
Deferred income taxes	0.1	0.9
Foreign currency translation adjustment	4.9	(1.9)
Changes in operating assets and liabilities:
Receivables	24.0	(21.6)
Inventories	47.2	29.4
Prepaid expenses and other current assets	0.4	(10.6)
Accounts payable and accrued expenses	(2.4)	60.7
Other noncurrent assets and liabilities	15.2	(1.8)

Net cash provided by operating activities	222.3	212.3

Investing activities:
Capital expenditures	(44.1)	(43.3)
Proceeds from sales of assets	7.3	8.6
Purchase of subsidiaries, net of cash acquired	—	(400.6)

Net cash used in investing activities	(36.8)	(435.3)

Financing activities:
Proceeds from long-term debt	124.9	517.6
Payments on long-term debt	(310.9)	(307.8)
Proceeds from stock options exercised	—	21.3
Payments for additional interest in noncontrolling interests	(2.4)	(3.4)

Net cash (used in) provided by financing activities	(188.4)	227.7

Effect of exchange rate changes on cash	2.0	(1.3)

Net (decrease) increase in cash and cash equivalents	(0.9)	3.4
Cash and cash equivalents, beginning	27.6	30.2

Cash and cash equivalents, ending	$26.7	$33.6

Supplemental cash flow information:
Cash paid for interest	$4.2	$4.4

Cash paid for income taxes	$2.5	$0.8

Non cash financing and investing activities:
Purchase of subsidiaries	$—	$11.5

Purchase of assets under capital lease obligations	$0.1	$0.1

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

We are also a producer, marketer and distributor of prepared fruit and vegetables, juices, beverages and snacks and we hold a perpetual, royalty-free license to use the DEL MONTE® brand for prepared foods throughout Europe, Africa and the Middle East.

The accompanying unaudited consolidated financial statements reflect all adjustments, consisting primarily of normal recurring items that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results from operations, and cash flows for the periods presented. Refer to Note 4, “Asset Impairment and Other Charges” and Note 9, “Inventories” for a description of other items.

Certain amounts from 2008 have been reclassified to conform to the 2009 presentation.

We are required to evaluate events occurring after June 26, 2009, the end of our second quarter, for recognition and disclosure in the consolidated financial statements for the quarter and six month period ended June 26, 2009. Events are evaluated based on whether they represent information existing as of June 26, 2009, which require recognition in the consolidated financial statements or new events occurring after June 26, 2009, which do not require recognition but require disclosure if the event is significant to the consolidated financial statements. We evaluated events occurring subsequent to June 26, 2009 through July 28, 2009, the date of issuance of these financial statements. Refer to Note 10, “Long-Term Debt and Capital Lease Obligations”, for description of subsequent events.

2. Recently Issued Accounting Pronouncements

On December 30, 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 132(R)-1, “Employers’ Disclosures About Postretirement Benefit Plan Assets”, which amends Statement of Financial Accounting Standards (“SFAS”) No. 132(R), “Employers’ Disclosures About Pensions and Other Postretirement Benefits,” to require more detailed disclosures about our plan assets, including investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets consistent with fair value hierarchy model described in SFAS No. 157, “Fair Value Measurements”, as described in Note 17, “Fair Value Measurements”. We will be required to comply with the disclosure requirements of FSP No. FAS 132(R)-1 in connection with our 2009 consolidated financial statements and expect to provide increased disclosures.

On June 12, 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140”. SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125”, provides accounting and financial reporting rules for sales, securitizations, and servicing of receivables and other financial assets, and for secured borrowing and collateral transactions. Furthermore, SFAS No. 140 defines the criteria for determining whether a transfer of financial assets represents a sale of the assets or a collateralized borrowing arrangement. SFAS No. 166 amends the guidance in SFAS No. 140 to (a) eliminate the concept of Qualified Special Purpose Entities (“QSPEs”) and (b) clarify many of the requirements to account for a transfer of financial assets as a sale and (c) include additional disclosure requirements. We will be required to comply with the requirements of SFAS No. 166 beginning in our 2010 fiscal year and we are evaluating the impact of adopting SFAS No. 166 on our consolidated financial statements.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

2. Recently Issued Accounting Pronouncements (continued)

On June 12, 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, which amends the consolidation guidance that applies to Variable Interest Entities (“VIEs”). SFAS No. 167 does not change many of the key principles for determining whether an entity is a VIE consistent with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 5 “ (“FIN 46(R)”); however SFAS No. 167 does amend many important provisions of FIN 46(R). The key changes include (a) the requirement that QSPEs be considered under the consolidation guidance, whereas QSPEs were previously exempted from FIN 46(R); (b) the requirement that the reconsideration of an entity’s status as the primary beneficiary be assessed qualitatively on an on-going basis and not only when a triggering event occurs; (c) the consideration of “kick-out” rights in determining if an entity is a VIE, which may cause additional entities to now be considered VIEs; and (d) amendment to the events that trigger a reassessment of whether an entity is a VIE. We will be required to comply with the requirements of SFAS No. 167 commencing on the first day of our 2010 fiscal year and we are currently evaluating the impact of adopting SFAS No. 167 on our consolidated financial statements.

On June 29, 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”. SFAS No. 168 modifies the hierarchy of Generally Accepted Accounting Principles in the United States (“GAAP”) to include only two levels of GAAP: authoritative and nonauthoritative. All of the content included in the FASB Accounting Standards CodificationTM (the “Codification”) will be considered authoritative. SFAS No. 168 is not intended to amend GAAP but codifies previous accounting literature. SFAS No. 168 is effective for our third quarter 2009 consolidated financial statements and will change the referencing of authoritative accounting literature to conform to the Codification.

3. Acquisitions

Caribana acquisition

On June 6, 2008, we completed the acquisition for 100% of the shares of Desarollo Agroindustrial de Frutales, S.A., a producer of high-quality bananas in Costa Rica; Frutas de Exportacion, S.A., a major provider of gold pineapples in Costa Rica; and an affiliated sales and marketing company, collectively known as “Caribana”, for a purchase price of $405.9 million, which includes $2.9 million in acquisition related expenses. The acquisition was funded with $88.5 million in cash on hand and drawings under the Credit Facility (as defined in Note 10, “Long-Term Debt and Capital Lease Obligations”).

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

An increase in property, plant and equipment of $57.2 million and an increase in current and deferred tax liabilities of $26.4 million, with a corresponding net decrease in goodwill, were included in the purchase price allocation based on valuations recently concluded when compared to the preliminary values disclosed during the second quarter of 2008. The non-compete agreements obtained as part of the Caribana acquisition are being amortized over a period of 10 years. Goodwill represents the excess purchase price above the fair market value of the net assets acquired. Based on the purchase price allocation, $143.0 million and $21.5 million in goodwill was allocated to the other fresh produce and banana segments, respectively, none of which is tax deductible.

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

The following unaudited pro-forma information presents a summary of our consolidated results of operations as if the Caribana acquisition had occurred as of December 28, 2007, the first day of our 2008 fiscal year (U.S. dollars in millions):

	Quarter ended		Six months ended
	June 26, 2009	June 27, 2008	June 26, 2009	June 27, 2008
Net sales	$978.4	$1,010.4	$1,858.1	$1,941.5

Net income attributable to Fresh Del Monte Produce Inc.	$52.2	$43.8	$87.1	$112.4

Net income per ordinary share attributable to Fresh Del Monte Produce Inc.:
Basic	$0.82	$0.69	$1.37	$1.78
Diluted	$0.82	$0.69	$1.37	$1.77

Weighted average number of ordinary shares:
Basic	63,553,211	63,455,713	63,553,211	63,157,388
Diluted	63,559,309	63,804,052	63,603,524	63,581,121

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

During the third quarter of 2008, we completed the acquisitions of two melon operations in Guatemala. The purchase price was $13.9 million of which $8.9 million was paid using operating cash flows and available borrowings under the Credit Facility and the remaining $5.0 million will be paid in 2009. During the fourth quarter of 2008, goodwill decreased by $1.6 million primarily due to the completion of the appraisal of fixed assets, which resulted in an increase to property, plant and equipment of $2.0 million and an increase to deferred tax liabilities of $0.6 million. The following is an unaudited condensed balance sheet as of the acquisition date, based on the assessment of fair value including the major captions of assets acquired (U.S. dollars in millions):

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

4. Asset Impairment and Other Charges

The following represents a summary of asset impairment and other charges, net, recorded during the quarter and six months ended June 26, 2009 and June 27, 2008 (U.S. dollars in millions):

	Quarter ended		Six months ended
	June 26, 2009	June 27, 2008	June 26, 2009	June 27, 2008
Charges related to asset impairments	$0.8	$12.1	$2.8	$12.6
Other charges (credits) related to exit activities, net	0.3	(0.5)	(1.3)	3.6

Total asset impairment and other charges, net	$1.1	$11.6	$1.5	$16.2

The asset impairment and other charges, net of $1.1 million for the quarter ended June 26, 2009 includes an asset impairment charge of $0.8 million and a $0.3 million charge primarily related to one-time termination benefits, both charges resulting from our decision to discontinue pineapple planting in Brazil in the other fresh produce segment.

The asset impairment and other charges, net of $1.5 million for the six months ended June 26, 2009 includes an asset impairment charge of $0.8 million resulting from our decision to discontinue pineapple planting in Brazil and a $2.0 million impairment charge of the Del Monte perpetual, royalty-free brand name license for U.K. beverage products in the prepared foods segment due to lower than expected sales volumes and pricing. Also included in the $1.5 million is a $1.3 million net credit primarily related to the reversal of contract termination costs resulting from the previously announced closing of our Hawaii pineapple operations in the other fresh produce segment. Refer to Note 17, “Fair Value Measurements”, for fair value disclosures required by SFAS No. 157 and the methodology for calculating fair value.

The asset impairment and other charges, net of $11.6 million for the quarter ended June 27, 2008 included an asset impairment charge of $9.5 million due to the flood damage in our Brazil banana operations and $2.3 million in charges primarily related to asset impairment due to the closure of under-utilized distribution centers in the United Kingdom (“U.K.”) in the banana segment. Also included in the $11.6 million was a net credit of $0.5 million primarily related to the previously announced decision to exit production activities in Hawaii in 2006 principally related to the amortization of deferred pension gains in the other fresh produce segment.

The asset impairment and other charges, net of $16.2 million for the six months ended June 27, 2008 includes an asset impairment charge of $9.5 million due to the flood damage as described above and $5.9 million in charges related to the closure of under-utilized distribution centers, also described above. Of the $5.9 million, $3.1 million relates to asset impairment and a net charge of $2.8 million relates to one-time termination benefits and contract termination costs. Also included in the $16.2 million are charges of $1.7 million related to one-time termination benefits resulting from the previously announced closure of a beverage production facility in the U.K. in the prepared food segment and a net credit of $1.1 million related to the exit of production activities in Hawaii described above, of which $1.6 million relates to the amortization of deferred pension gains offset by $0.4 million related to other exit activity charges in the other fresh produce segment.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

4. Asset Impairment and Other Charges (Continued)

Exit Activity Reserves

The following represents a rollforward of 2009 activities related to exit activity reserves (U.S. dollars in millions):

	Exit activity reserve balance at December 26, 2008	Impact to earnings	Cash paid	Exit activity reserve balance at June 26, 2009

One time termination benefits	$1.7	$0.4	$(0.7)	$1.4
Contract termination and other exit activity charges	4.5	(1.7)	(0.1)	2.7

	$6.2	$(1.3)	$(0.8)	$4.1

Included in the exit activity reserve balance at June 26, 2009 are one-time termination benefits, contract termination costs and other exit activity charges related primarily to (1) the previously announced decision to exit the Hawaiian production operations in the other fresh produce segment and (2) the closure of under-utilized distribution centers in the U.K. in the banana segment. We do not expect additional charges related to the exit activities mentioned above that would significantly impact our results of operations and financial condition.

5. Noncontrolling Interests

On December 4, 2007, the FASB issued SFAS No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS No. 160 requires classification of noncontrolling interests as a component of consolidated shareholders’ equity and the elimination of “minority interest” accounting in results of operations. Earnings attributable to noncontrolling interests are required to be reported as part of consolidated earnings and not as a separate component of income or expense and are required to be disclosed on the face of the statement of income. We adopted SFAS No. 160 on December 27, 2008, the first day of our 2009 fiscal year. The adoption resulted in the reclassification of $17.0 million of noncontrolling interests from minority interests to shareholders’ equity on the December 26, 2008 Consolidated Balance Sheets and the presentation of net income of $0.3 million and net loss of $0.6 million attributable to the noncontrolling interests in the Consolidated Statements of Income for the quarter and six months ended June 27, 2008, respectively. Prior to the adoption of SFAS No. 160, income attributable to noncontrolling interests was reported in other income (loss) in the Consolidated Statements of Income.

The following table reconciles shareholders’ equity attributable to noncontrolling interests (U.S. dollars in millions):

	Quarter ended		Six months ended
	June 26, 2009	June 27, 2008	June 26, 2009	June 27, 2008

Noncontrolling interests, beginning	$18.7	$15.7	$17.0	$14.8
Net income (loss) attributable to the noncontrolling interests	0.7	0.3	1.3	(0.6)
Translation adjustments	(0.1)	(0.8)	(0.2)	(0.9)
Capital contributions	1.2	1.5	2.4	3.4

Noncontrolling interests, ending	$20.5	$16.7	$20.5	$16.7

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

6. Uncertain Tax Positions

During the quarter and six months ended June 26, 2009, there was a decrease of $3.9 million and $4.3 million of uncertain tax positions, respectively, primarily related to the settlement of certain tax positions in connection with an audit, all of which affects the effective tax rate. We recognized a net benefit related to interest and penalties of $0.7 and $0.8 million for the quarter and six months ended June 26, 2009, respectively.

7. Variable Interest Entities

We have investments in Davao Agricultural Ventures Corp. (“Davco”) and Southern Fresh Products Inc. (“Southern”), which meet the definition of a VIE pursuant to FIN 46(R) and are consolidated. Davco and Southern are Del Monte Gold® Extra Sweet pineapple producers in the Philippines that sell all of their production to us and in which we have a 40% equity investment in each of them. At June 26, 2009 and December 26, 2008, Davco had approximately $2.5 million in long-term debt that is collateralized by its property, plant and equipment, primarily composed of buildings and machinery, various properties of the 60% majority equity investor and further guaranteed by a $1.0 million standby letter of credit issued by us.

At June 26, 2009 and December 26, 2008, Southern had approximately $5.5 million and $5.9 million, respectively, in long-term debt that is collateralized by its property, plant and equipment, primarily composed of buildings and machinery and various properties of the 60% majority equity investor and further guaranteed by a $2.3 million standby letter of credit issued by us.

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

8. Stock-Based Compensation

Stock-based compensation expense included in selling, general and administrative expenses related to stock options on a straight-line, single award basis included in the accompanying Consolidated Statements of Income was as follows (U.S. dollars in millions):

	Quarter ended		Six months ended
	June 26, 2009	June 27, 2008	June 26, 2009	June 27, 2008

Stock-based compensation expense	$1.5	$1.7	$3.8	$3.8

Stock-based compensation expense per diluted share	$0.02	$0.03	$0.06	$0.06

We are in a net operating loss position in the relevant jurisdictions. Therefore, for the quarter and six months ended June 26, 2009, deferred tax assets related to stock-based compensation expense have been fully reserved and there was no reduction in taxes currently payable or related effect on cash flows as the result of excess tax benefits from stock options exercised in these periods. There were no proceeds received from the exercise of stock options for the six months ended June 26, 2009. The proceeds received from exercise of stock options were $21.3 million for the six months ended June 27, 2008.

On May 1, 2009, we granted 30,000 stock options from our 1999 Plan to a non-management member of our Board of Directors with a grant date fair value of $6.22 per option and an exercise price of $14.77 per option. These options vested 20% on the grant date and then will vest 20% on each of the next four anniversary dates.

On February 25, 2009, we granted 161,000 stock options from our 1999 Plan to our Chairman and Chief Executive Officer with a grant date fair value of $8.11 per option and an exercise price of $19.83 per option. These options vested 20% on the grant date and then will vest 20% on each of the next four anniversary dates.

On February 25, 2009, we granted, in equal amounts, stock options from our 1999 Plan totaling 43,750 to seven non-management members of our Board of Directors with a grant date fair value of $7.33 per option and an exercise price of $19.83 per option. These options vested 100% on the grant date.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

8. Stock-Based Compensation (Continued)

On February 27, 2008, we granted 161,000 stock options from our 1999 Plan to our Chairman and Chief Executive Officer with a grant date fair value of $11.71 per option and an exercise price of $33.97 per option. These options vested 20% on the grant date and then will vest 20% on each of the next four anniversary dates.

On February 27, 2008, we granted, in equal amounts, stock options from our 1999 Plan totaling 43,750 to seven non-management members of our Board of Directors with a grant date fair value of $9.25 per option and an exercise price of $33.97 per option. These options vested 100% on the grant date.

9. Inventories

Inventories consisted of the following (U.S. dollars in millions):

	June 26, 2009	December 26, 2008
Finished goods	$185.0	$175.7
Raw materials and packaging supplies	108.2	131.5
Growing crops	115.1	152.6

Total inventories	$408.3	$459.8

During the quarter ended June 26, 2009, we incurred a charge of $17.1 million in cost of products sold primarily related to growing crop inventory as a result of our decision to discontinue pineapple planting in Brazil, in the other fresh produce segment.

10. Long-Term Debt and Capital Lease Obligations

At June 26, 2009, our long-term debt consisted principally of a four-year syndicated revolving credit facility (the “Credit Facility”) with Rabobank Nederland, New York Branch, as administrative agent. The Credit Facility included a revolving commitment of $600.0 million expiring on November 10, 2009 and a term loan commitment (the “Term Loan”) maturing on May 10, 2011.

The Credit Facility was collateralized directly or indirectly by substantially all of our assets and was guaranteed by certain of our subsidiaries. The Credit Facility permitted borrowings under the revolving commitment with an interest rate (1.59% at June 26, 2009), determined based on our leverage ratio and a spread over the London Interbank Offer Rate (“LIBOR”).

The Term Loan was a five-year amortizing loan with quarterly payments of principal and interest. At June 26, 2009, we had $100.0 million outstanding under the Term Loan. The interest rate on the Term Loan (1.55% at June 26, 2009) was based on a spread over LIBOR.

At June 26, 2009, we had $369.6 million available under committed working capital facilities, primarily under the Credit Facility. The Credit Facility also included a swing line facility and a letter of credit facility. At June 26, 2009, we applied $29.1 million to the letter of credit facility, comprised primarily of certain contingent obligations and other governmental agency guarantees combined with guarantees for purchases of raw materials and equipment. We also had $3.5 million in other letters of credit not included in the letter of credit facility.

The Credit Facility required us to be in compliance with various financial and other covenants and limits the amount of future dividends. As of June 26, 2009, we were in compliance with all of the financial covenants contained in the Credit Facility.

At June 26, 2009, we had $335.1 million of long-term debt and capital lease obligations, including the current portion, consisting of $315.8 million outstanding under the Credit Facility (including the Term Loan), $8.3 million of capital lease obligations and $11.0 million of other long-term debt and notes payable.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

10. Long-Term Debt and Capital Lease Obligations (Continued)

On July 17, 2009, we entered into a 3.5 year, $500 million senior-secured revolving credit facility maturing on January 17, 2013 (the “New Credit Facility”) with Rabobank Nederland, New York Branch, as administrative agent and lead arranger. The New Credit Facility includes a swing line facility and a letter of credit facility with a $100 million sublimit. Borrowings under the New Credit Facility will bear interest at a spread over LIBOR that varies with our leverage ratio. The current margin for LIBOR advances under the New Credit Facility is 3.0%. The New Credit Facility is collateralized directly or indirectly by substantially all of our assets and is guaranteed by certain of our subsidiaries. The New Credit Facility requires us to be in compliance with financial and other covenants, including limitations on capital expenditures, the amount and types of liens and indebtedness, material asset sales and mergers.

The New Credit Facility amends and restates the existing Credit Facility in its entirety, and replaces the departing lenders and had $333.4 million outstanding at July 17, 2009 comprised of $304.3 million in loans and $29.1 million applied to the letter of credit facility. At July 17, 2009 unused commitments of $166.6 million were available for working capital needs, general corporate purposes and other uses.

11. Comprehensive Income

The following table sets forth comprehensive income for the quarter and six months ended June 26, 2009 and June 27, 2008 (U.S. dollars in millions):

	Quarter ended		Six months ended
	June 26, 2009	June 27, 2008	June 26, 2009	June 27, 2008
Comprehensive income:
Net income	$52.9	$42.2	$88.4	$104.9
Net unrealized (losses) gain on derivatives	(15.0)	10.9	(0.2)	(8.6)
Net unrealized foreign currency translation gains (losses)	25.2	0.9	16.2	(0.1)
Net change in retirement benefit adjustment, net of tax	1.0	(0.6)	0.9	(1.4)

Comprehensive income	64.1	53.4	105.3	94.8

Less: comprehensive income (loss) attributable to noncontrolling interests	0.6	(0.5)	1.1	(1.5)

Comprehensive income attributable to Fresh Del Monte Produce Inc.	$63.5	$53.9	$104.2	$96.3

Net unrealized losses on derivatives for the quarter and six months ended June 26, 2009 includes a net loss of $15.0 and $0.2 million, respectively, primarily due to the fair valuation of derivative contracts as a result of the weakening U.S. dollar compared to the euro and British pound and the strengthening U.S. dollar compared to the Japanese Yen. The accumulated derivative gain included in accumulated other comprehensive income was $7.1 million as of December 26, 2008 and $6.9 million as of June 26, 2009. Refer to Note 16, “Derivative Financial Instruments”.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

12. Commitments and Contingencies

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

In 1997, plaintiffs from Costa Rica and Guatemala named certain of our U.S. subsidiaries in a purported class action in Hawaii. The action was dismissed by a federal district court on grounds of forum non conveniens in favor of the courts of the plaintiffs’ home countries and the plaintiffs appealed this decision. On April 22, 2003, the U.S. Supreme Court affirmed the plaintiffs’ appeal of the dismissal, thereby remanding the action to the Hawaiian state court. On April 27, 2007, our U.S. subsidiaries named in the action, which do not have ties to Hawaii, filed a motion to dismiss for lack of personal jurisdiction, and plaintiffs voluntarily dismissed these subsidiaries from the action on June 28, 2007. On February 19, 2008, plaintiffs moved to certify a worldwide class of farm workers allegedly injured from exposure to DBCP, which motion was denied on July 15, 2008. At a hearing held on June 9, 2009, the court granted summary judgment in favor of our remaining U.S. subsidiaries with ties to Hawaii, holding that the claims of the remaining plaintiffs are time barred.

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

On October 14, 2004, two of our subsidiaries were served with a complaint in an action styled Angel Abarca, et al. v. Dole Food Co., et al. filed in the Superior Court of the State of California for the County of Los Angeles on behalf of more than 2,600 Costa Rican banana workers who claim injury from exposure to DBCP. An initial review of the plaintiffs in the Abarca action found that a substantial number of the plaintiffs were claimants in prior DBCP actions in Texas and may have participated in the settlement of those actions. On June 27, 2008, the court dismissed the claims of 1,329 plaintiffs who were parties to prior DBCP actions. On June 30, 2008, our subsidiaries moved to dismiss the claims of the remaining Abarca plaintiffs on grounds of forum non conveniens. Hearings on the motion to dismiss were held on February 24, 2009 and May 19, 2009, and a further hearing on the motion has been scheduled for September 17, 2009.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

12. Commitments and Contingencies (continued)

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

Pineapple Class Action Litigation

On August 2, 2004, a consolidated complaint was filed against two of our subsidiaries in the U.S. District Court for the Southern District of New York. This consolidated action was brought as a putative class action on behalf of all direct and indirect purchasers of Del Monte Gold® pineapples from March 1, 1996 through the present and merges four actions brought by fruit wholesalers and two actions brought by individual consumers. The consolidated complaint alleges claims for: (i) monopolization and attempted monopolization; (ii) restraint of trade; (iii) unfair and deceptive trade practices; and (iv) unjust enrichment. On May 27, 2005, our subsidiaries filed a motion to dismiss the indirect and direct purchasers’ claims for unjust enrichment. On June 29, 2005, plaintiffs filed a joint motion for class certification. On February 20, 2008, the Court denied plaintiffs’ motion for class certification of the indirect purchasers and only granted class certification of the direct purchasers’ claims for monopolization and attempted monopolization which was uncontested by our subsidiaries. Also on February 20, 2008, the Court granted the motion of our subsidiaries to dismiss the direct purchasers’ claims for unjust enrichment and denied as moot the motion to dismiss the indirect purchasers’ state law claims on the basis of the Court’s denial of plaintiffs’ motion for class certification of the indirect purchasers. On August 13, 2008, our subsidiaries filed a motion for summary judgment on plaintiffs’ remaining claims. Plaintiffs filed an opposition to the motion on October 6, 2008, which our subsidiaries replied to on December 8, 2008.

On March 5, 2004, an alleged individual consumer filed a putative class action complaint against our subsidiaries in the state court of Tennessee on behalf of consumers who purchased (other than for resale) Del Monte Gold® pineapples in Tennessee from March 1, 1996 to May 6, 2003. The complaint alleges violations of the Tennessee Trade Practices Act and the Tennessee Consumer Protection Act. On February 18, 2005, our subsidiaries filed a motion to dismiss the complaint. On May 15, 2006, the court granted the motion in part, dismissing plaintiffs’ claim under the Tennessee Consumer Protection Act.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

12. Commitments and Contingencies (continued)

Between March 17, 2004 and March 18, 2004, three alleged individual consumers separately filed putative class action complaints against us and our subsidiaries in the state court of California on behalf of residents of California who purchased (other than for re-sale) Del Monte Gold® pineapples between March 1, 1996 and May 6, 2003. On November 9, 2005, the three actions were consolidated under one amended complaint with a single claim for unfair competition in violation of the California Business and Professional Code. On September 26, 2008, plaintiffs filed a motion to certify a class action. We and our subsidiaries filed an opposition on February 13, 2009, to which plaintiffs filed a reply on May 11, 2009. At the hearing held on May 20, 2009, the court issued a tentative opinion granting certification based on a California Supreme Court decision issued on May 19, 2009 but requested further briefing. We and plaintiffs have served supplemental briefs in response and a case management conference is scheduled for August 24, 2009.

On April 19, 2004, an alleged individual consumer filed a putative class action complaint against our subsidiaries in the state court of Florida on behalf of Florida residents who purchased (other than for re-sale) Del Monte Gold® pineapples between March 1, 1996 and May 6, 2003. The only surviving claim under the amended complaint alleges violations of the Florida Deceptive and Unfair Trade Practices Act relating only to pineapples purchased since April 19, 2000. Our subsidiaries filed an answer to the remaining claim of the amended complaint on October 12, 2006. On August 5, 2008, plaintiffs filed a motion to certify a class action. Our subsidiaries filed an opposition on January 22, 2009 to which plaintiffs filed a reply on May 11, 2009.

European Union Antitrust Investigation

On June 2, 2005, one of our German subsidiaries was visited by the antitrust authority of the European Union (“EU”) as part of its investigation of certain of our overseas subsidiaries as well as other produce companies for possible violations of the EU’s competition laws. Our subsidiaries cooperated fully with the investigation. On October 17, 2008, the European Commission concluded its investigation without finding any infringement of EU competition rules by, or imposing any fines on, our subsidiaries. The European Commission did, however, find that Internationale Fruchtimport Gesellschaft Weichert & Co KG (“Weichert”), an entity in which one of our subsidiaries formerly held an indirect 80% noncontrolling interest, infringed EU competition rules and imposed upon it a €14.7 million ($20.7 million using exchange rates as of December 26, 2008) fine. The European Commission has asserted that we controlled Weichert during the period by virtue of our subsidiary’s former, indirect noncontrolling interest and has therefore held that we are jointly and severally liable for Weichert’s payment of the fine. On December 31, 2008, we filed an appeal of this determination on grounds, among others, that Weichert did not violate EU competition rules and that, in any event, we cannot be held jointly and severally liable for Weichert’s acts under applicable German law.

Freight Broker Litigation

In September 1997, a freight broker formerly engaged by one of our non-U.S. subsidiaries filed suit against the subsidiary in Guatemala claiming $1.9 million in damages and in Costa Rica claiming $1.3 million in damages as indemnification for constructive wrongful termination of the general agency agreement between the broker and the subsidiary. Under the agreement, the broker arranged third-party cargo to be booked for carriage on ships owned or chartered by our subsidiary. The Guatemala action has been dismissed for being time barred by the statute of limitations. In the Costa Rica action, the trial court has entered judgment against us in the amount of $0.8 million plus interest and costs. On October 30, 2008, the appellate court affirmed the judgment. On December 9, 2008, our subsidiary filed an appeal of the trial and appellate court decisions with the Supreme Court of Costa Rica. The Supreme Court of Costa Rica has accepted the appeal. Oral argument on our subsidiary’s appeal was held on May 27, 2009. The costs of defense in this action are covered by insurance. As of June 26, 2009, there is $0.8 million included in accounts payable and accrued expenses in the Consolidated Balance Sheets related to the freight broker litigation.

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

12. Commitments and Contingencies (continued)

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

On September 25, 2003, the EPA issued the Record of Decision (“ROD”). The EPA estimates in the ROD that the remediation costs associated with the clean up of the Kunia Well Site will range from $12.9 million to $25.4 million and will last approximately 10 years. The undiscounted estimates are between $14.8 million and $28.7 million. The undiscounted estimate on which our accrual is based totals $25.7 million and is discounted using a 5.0% rate. As of June 26, 2009, there is $19.5 million included in other noncurrent liabilities and $0.5 million included in accounts payable and accrued expenses in the Consolidated Balance Sheets for the Kunia Well Site clean-up. We expect to expend approximately $0.5 million in cash per year for the next five years. Certain portions of the EPA’s estimates have been discounted using a 5% interest rate.

On January 13, 2004, the EPA deleted a portion of the Kunia Well Site (Northeast section) from the NPL. On May 2, 2005, our subsidiary signed a Consent Decree with the EPA for the performance of the clean up work for the Kunia Well Site. On September 27, 2005, the U.S. District Court for Hawaii approved and entered the Consent Decree. Based on findings from remedial investigations at the Kunia Well Site, our subsidiary continues to evaluate with the EPA the clean-up work currently in progress in accordance with the Consent Decree.

Other

In addition to the foregoing, we are involved from time to time in various claims and legal actions incident to our operations, both as plaintiff and defendant. In the opinion of management, after consulting with legal counsel, none of these other claims is currently expected to have a material adverse effect on the results of operations, financial position or our cash flows. We intend to vigorously defend ourselves in all of the above matters. At this time, management is not able to evaluate the likelihood of a favorable or unfavorable outcome in any of the above-described matters. Accordingly, management is not able to estimate the range or amount of loss, if any, from any of the above-described matters and no accruals or expenses have been recorded for these matters as of June 26, 2009, except as related to the Kunia Well Site and freight broker litigation.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

13. Earnings Per Share

Basic and diluted net income per ordinary share is calculated as follows (U.S. dollars in millions, except share and per share data):

	Quarter ended		Six months ended
	June 26, 2009	June 27, 2008	June 26, 2009	June 27, 2008
Numerator:
Net income attributable to Fresh Del Monte Produce Inc.	$52.2	$41.9	$87.1	$105.5

Denominator:
Weighted average ordinary shares - Basic	63,553,211	63,455,713	63,553,211	63,157,388
Effect of dilutive securities - stock options	6,098	348,339	50,313	423,733

Weighted average ordinary shares - Diluted	63,559,309	63,804,052	63,603,524	63,581,121

Net income per ordinary share attributable to Fresh Del Monte Produce Inc.:
Basic	$0.82	$0.66	$1.37	$1.67

Diluted	$0.82	$0.66	$1.37	$1.66

No ordinary shares were issued for the quarter and six months ended June 26, 2009. We issued 226,249 and 801,295 of our ordinary shares upon the exercise of stock options during the quarter and six months ended June 27, 2008, respectively.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

14. Retirement and Other Employee Benefits

The following table sets forth the net periodic costs (credits) of our defined benefit pension plans and post-retirement plan (U.S. dollars in millions):

	Pension Plans		Post-retirement Plan
	Quarter ended		Quarter ended
	June 26, 2009	June 27, 2008	June 26, 2009	June 27, 2008
Service cost	$0.4	$0.3	$—	$—
Interest cost	1.6	1.5	—	0.1
Expected return on assets	(0.6)	(1.1)	—	—
Net amortization	—	0.1	—	(0.8)

Net periodic costs (credits)	$1.4	$0.8	$—	$(0.7)

	Six months ended		Six months ended
	June 26, 2009	June 27, 2008	June 26, 2009	June 27, 2008
Service cost	$0.9	$0.6	$—	$—
Interest cost	3.3	3.0	0.1	0.1
Expected return on assets	(1.1)	(2.2)	—	—
Net amortization	0.1	0.1	(0.1)	(1.6)

Net periodic costs (credits)	$3.2	$1.5	$—	$(1.5)

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

Our operations are aggregated on the basis of our products: bananas, other fresh produce, prepared foods, and other products and services. Other fresh produce includes pineapples, melons, tomatoes, strawberries, non-tropical fruit (including grapes, apples, pears, peaches, plums, nectarines, apricots, avocados and kiwis), fresh-cut products and other fruit and vegetables. Prepared foods include prepared fruit and vegetables, juices, beverages, snacks and a poultry and processed meat business. Other products and services include a third-party ocean freight business, a plastic product business and a grain business.

We evaluate performance based on several factors, of which net sales and gross profit by product are the primary financial measures (U.S. dollars in millions):

	Quarter ended
	June 26, 2009		June 27, 2008
Product net sales and gross profit:	Net Sales	Gross Profit (Loss)	Net Sales	Gross Profit
Banana	$413.1	$47.4	$381.5	$41.7
Other fresh produce	445.9	27.3	444.5	40.9
Prepared foods	85.7	16.9	114.5	15.3
Other products and services	33.7	(0.6)	31.7	1.7

Total	$978.4	$91.0	$972.2	$99.6

	Six months ended
	June 26, 2009		June 27, 2008
	Net Sales	Gross Profit	Net Sales	Gross Profit
Banana	$774.6	$91.0	$721.6	$71.8
Other fresh produce	865.1	54.9	863.5	94.0
Prepared food	162.5	27.9	216.4	25.3
Other products and services	55.9	1.0	65.6	5.4

Total	$1,858.1	$174.8	$1,867.1	$196.5

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

16. Derivative Financial Instruments

We account for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 requires us to recognize the value of derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated a hedge pursuant to SFAS No. 133 and qualifies as part of a hedging relationship. The accounting also depends on the type of hedging relationship, whether a cash flow hedge, a fair value hedge, or hedge of a net investment in a foreign operation. On entry into a derivative instrument, we formally designate and document it as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction.

Derivatives are recorded in the Consolidated Balance Sheets at fair value in either prepaid expenses and other current assets or accounts payable and accrued expenses, depending on whether the amount is an asset or liability. Derivatives are recorded in the consolidated cash flows in net cash provided by operating activities in either prepaid expenses and other current assets or accounts payable and accrued expenses, depending whether the amount is classified as an asset or liability in the Consolidated Balance Sheets. The fair values of derivatives used to hedge or modify our risks fluctuate over time. These fair value amounts should not be viewed in isolation, but rather in relation to the cash flows or fair value of the underlying hedged transactions or assets and other exposures’ as well as the overall reduction in our risk relating to adverse fluctuations in foreign exchange rates. In addition, the earnings impact resulting from our derivative instruments is recorded in the same line item within the Consolidated Statements of Income as the underlying exposure being hedged.

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

In accordance with SFAS No. 133, we designate our foreign currency forward contracts as single-purpose cash flow hedges of forecasted cash flows. A cash flow hedge requires that the effective portion of the change in the fair value of a derivative instrument be recognized in other comprehensive income, a component of shareholders’ equity, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the cash flows or fair value of the underlying exposures being hedged. In addition, we perform an assessment of hedge effectiveness, both at inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in the cash flows or fair value of the related underlying exposures. Any ineffective portion of a financial instrument’s change in fair value is immediately recognized in earnings. Based on our formal assessment of hedge effectiveness, we determined that the impact of hedge ineffectiveness was de minimis for the quarter and six months ended June 26, 2009 and June 27, 2008, respectively.

Counterparties expose us to credit loss in the event of non-performance on currency forward contracts. We monitor our exposure to counterparty non-performance risk both at inception of the hedge and at least quarterly thereafter. However, because the contracts are entered into with highly rated financial institutions, we do not anticipate non-performance by any of these counterparties. The exposure is usually the amount of the unrealized gains, if any, in such contracts.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

16. Derivative Financial Instruments (continued)

We had the following outstanding foreign currency forward contracts that were entered into to hedge forecasted cash flows related to sales and cost of products sold as of June 26, 2009 (in millions):

Foreign Currency	Currency Denomination
Euro		€76.5
British pound		£9.2
Japanese yen	JPY	5,806.5
Brazilian real	BRL	20.7
Chilean peso	CLP	2,723.9

The following table reflects the fair values of derivative instruments as of June 26, 2009 (U.S. dollars in millions):

Derivatives Designated as Hedging Instruments under SFAS No. 133	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Prepaid expenses and other current assets (1)(2)	$11.5	Accounts payable and accrued expenses (1)(2)	$4.8

Total		$11.5		$4.8

(1)

The fair value of the hedges recognized in Accumulated Other Comprehensive Income (“AOCI”) is expected to be transferred to earnings during 2009 along with the effect of the related forecasted transaction.

(2)	See Note 17, “Fair Value Measurements”, for fair value disclosures required by SFAS No. 157.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

16. Derivative Financial Instruments (continued)

The following table reflects the effect of derivative instruments on the Consolidated Statements of Income for the quarter and six months ended June 26, 2009 (U.S. dollars in millions):

Derivatives in SFAS No. 133 Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Quarter ended June 26, 2009		Quarter ended June 26, 2009
Foreign exchange contracts	$(17.4)	Net sales	$6.4
Foreign exchange contracts	2.4	Cost of products sold	0.7

Total	$(15.0)		$7.1

	Six months ended June 26, 2009		Six months ended June 26, 2009
Foreign exchange contracts	$(5.3)	Net sales	$17.3
Foreign exchange contracts	5.1	Cost of products sold	(0.4)

Total	$(0.2)		$16.9

17. Fair Value Measurements

We measure fair value for financial instruments, such as derivatives and non-financial assets, when a valuation is necessary, such as for impairment of long-lived and indefinite-lived assets when indicators of impairment exist in accordance with SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. We adopted the provisions of SFAS No. 157 for financial instruments effective December 29, 2007, the first day of our 2008 fiscal year, and for non-financial assets effective December 27, 2008, the first day of our 2009 fiscal year.

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

17. Fair Value Measurements (continued)

The following table provides a summary of the fair values of assets and liabilities measured on a recurring basis under SFAS No. 157 (U.S. dollars in millions):

	Fair Value Measurements at June 26, 2009 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency hedges, net asset	$—	$6.7	$—

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

Capital lease obligations: The carrying value of our capital lease obligations reported in the Consolidated Balance Sheets approximates their fair value based on current interest rates which contain an element of default risk. Refer to Note 10, “Long-Term Debt and Capital Lease Obligations”.

Long-term debt: The carrying value of our long-term debt reported in the Consolidated Balance Sheets approximates their fair value since they bear interest at variable rates or fixed rates which contain an element of default risk. Refer to Note 10, “Long-Term Debt and Capital Lease Obligations”.

Fair Value of Non-Financial Assets

During the quarter ended March 27, 2009, we recognized an impairment charge of $2.0 million related to the Del Monte indefinite-lived intangible of a perpetual, royalty-free brand name license due to lower than expected sales volumes and pricing in the U.K. in the prepared foods segment specifically related to beverage products. There was no further impairment on the U.K. beverage licenses for the quarter ended June 26, 2009. An income-based approach was used to value the trademark intangible, which measures the fair value of an intangible asset by capitalizing the royalties saved due to ownership of the intangible asset rather than paying a rent or royalty for the use of the asset. This income-based approach referred to as the royalty savings method utilizes internal unobservable inputs such as a discounted net sales cash flow model with the application of a royalty savings rate assumption corroborated by a mix of internal and market inputs. The following is a tabular presentation of the indefinite-lived intangible asset measured on a non-recurring basis along with the level within the fair value hierarchy in which the fair value measurement in its entirety falls (U.S. dollars in millions):

	Fair Value Measurements at March 27, 2009 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Del Monte® U.K. Beverage Trademark	$—	$—	$5.9

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

17. Fair Value Measurements (continued)

Our trademarks are valued on the basis of prepared products, specifically beverage produced and sold in the U.K. with a trademark carrying value at June 26, 2009 of $6.9 million and all other prepared products with a trademark carrying value at June 26, 2009 of $63.6 million. The trademarks are highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets. We estimate that a 5% decrease in the expected future cash flows from the products that utilize the trademarks and a one-percentage point increase in the discount rate used would result in an additional impairment loss of approximately $0.9 million related to these two assets.

The carrying value of the prepared reporting unit goodwill is $76.4 million as of June 26, 2009. The fair value of the prepared reporting unit goodwill is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of this asset. We estimate that a one-percentage point increase in the discount rate used coupled with a 5% decrease in net sales would result in an impairment loss of approximately $31.8 million related to this asset.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $222.3 million for the first six months of 2009 as compared to $212.3 million for the first six months of 2008. The increase in cash provided by operating activities was principally attributable to changes in operating assets and liabilities, which were primarily comprised of lower levels of accounts receivable and inventory balances, partially offset by higher payments for accounts payable and accrued expenses.

Working capital was $481.1 million at June 26, 2009 compared with working capital of $200.2 million at December 26, 2008. The increase in working capital of $280.9 million is primarily attributable to the classification of the Credit Facility as long-term debt as of June, 26, 2009 compared with its classification as amounts outstanding under the current portion of long-term debt as of December, 26, 2008, partially offset by lower levels of inventory and other accounts receivables.

Net cash used in investing activities for the first six months of 2009 was $36.8 million compared with $435.3 million for the first six months of 2008. Net cash used in investing activities for the first six months of 2009 consisted primarily of capital expenditures of $44.1 million. Capital expenditures for the first six months of 2009 were primarily for distribution centers in Saudi Arabia and expansion of production facilities in Costa Rica, Guatemala and the Philippines related to the banana and other fresh produce segments. Proceeds from sale of assets for the first six months of 2009 consisted primarily of the sale of three refrigerated vessels that were scrapped.

Net cash used in investing activities for the first six months of 2008 consisted of the purchase of subsidiaries, net of cash acquired of $400.6 million and capital expenditures of $43.3 million, partially offset by proceeds from sales of assets of $8.6 million. Purchase of subsidiaries relates to the acquisition of Caribana. Capital expenditures for the first six months of 2008 were primarily for expansion of production facilities in Jordan, the Philippines and Brazil and for distribution centers in Saudi Arabia, Germany and South Korea. Proceeds from sales of assets for the first six months of 2008 consisted primarily of the sale of under-utilized properties in South America.

Net cash used in financing activities for the first six months of 2009 was $188.4 million compared with net cash provided by financing activities of $227.7 for the first six months of 2008. Net cash used in financing activities for the first six months of 2009 consisted primarily of net repayments on long-term debt of $186.0 million. Net cash provided by financing activities for the first six months of 2008 consisted of net proceeds from long-term debt of $209.8 million and $21.3 million of cash proceeds received from stock options exercised.

During the periods presented, we financed our working capital and other liquidity requirements primarily through cash from operations and borrowings under our credit facility administered by Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch, which we refer to as Rabobank (the “Credit Facility”). The Credit Facility included a revolving commitment of $600.0 million expiring November 10, 2009 and a term loan commitment (the “Term Loan”). On July 17, 2009 we refinanced the Credit Facility (including the Term Loan) as described below.

The Credit Facility was collateralized directly or indirectly by substantially all of our assets and was guaranteed by certain of our subsidiaries and permitted borrowings with an interest rate under the revolving commitment (1.59% at June 26, 2009), determined based on our leverage ratio, and a spread over the London Interbank Offer Rate (“LIBOR”). At June 26, 2009, $315.8 million was outstanding under our Credit Facility (including the Term Loan).

The Term Loan was a five-year amortizing loan with quarterly payments of principal and interest which was to mature on May 10, 2011. The outstanding amount of the Term Loan at June 26, 2009 was $100.0 million. The interest rate on the Term Loan (1.55% at June 26, 2009) was based on a spread over LIBOR.

The Credit Facility required us to be in compliance with various financial and other covenants and limits the amount of future dividends. As of June 26, 2009, we were in compliance with all of the financial and other covenants contained in the Credit Facility.

At June 26, 2009, we had $369.6 million available under committed working capital facilities, primarily under the Credit Facility. The Credit Facility also included a swing line facility and a letter of credit facility. At June 26, 2009, we applied $29.1 million to the letter of credit facility, comprised primarily of certain contingent obligations and other governmental agencies guarantees combined with guarantees for purchases of raw materials and equipment. We also had $3.5 million in other letters of credit not included in the letter of credit facility.

As of June 26, 2009, we had $335.1 million of long-term debt and capital lease obligations, including the current portion, consisting of $315.8 million outstanding under the Credit Facility (including the Term Loan), $8.3 million of capital lease obligations and $11.0 million of other long-term debt.

On July 17, 2009, we refinanced and replaced the Credit Facility (including the Term Loan) with a $500 million senior-secured revolving credit facility (the “New Credit Facility”) with Rabobank Nederland, New York Branch, as administrative agent and lead arranger. The New Credit Facility has a 3.5 year term, with a scheduled maturity date of January 17, 2013. The New Credit Facility includes a swing line facility and a letter of credit facility with a $100 million sublimit. Borrowings under the New Credit Facility will bear interest at a spread over LIBOR that varies with our leverage ratio. The current margin for LIBOR advances is 3.0%. The New Credit Facility is collateralized directly or indirectly by substantially all of our assets and is guaranteed by certain of our subsidiaries. At July 17, 2009, the New Credit Facility had $333.4 million outstanding, comprised of $304.3 million in loans and $29.1 million applied to the letter of credit facility, and unused commitments of $166.6 million are available for working capital needs, general corporate purposes and other uses. The New Credit Facility requires us to be in compliance with financial and other covenants, including limitations on capital expenditures, the amount and types of liens and indebtedness, material asset sales and mergers.

Based on our operating plan combined with our borrowing capacity under our New Credit Facility, we believe we have sufficient cash to meet our obligations in the foreseeable future.

As of June 26, 2009, we had cash and cash equivalents of $26.7 million.

As a result of the previously announced closure of our Hawaii pineapple operations and the closure of an under-utilized facility in the U.K., we paid approximately $0.7 million in termination benefits and contractual obligations during the first six months of 2009. We expect to make additional payments of approximately $1.5 million during the remainder of 2009 and $2.6 million in 2010 and thereafter related to these matters. These cash outlays will be funded from operating cash flows and available borrowings under credit facilities.

As a result of the weakening of the U.S. dollar relative to the euro and British pound and the strengthening of the U.S. dollar relative to the Japanese yen, our foreign currency cash flow hedges changed from a net asset of $7.1 million as of December 26, 2008 to a net asset of $6.7 million as of June 26, 2009. We expect that $6.7 million net asset outstanding will be transferred to earnings in 2009 along with the earnings effect of the related forecasted transaction.

Results of Operations

The following tables present for each of the periods indicated (i) net sales by geographic region and (ii) net sales and gross profit by product category, and in each case, the percentage of the total represented thereby:

Net sales by geographic region:

	Quarter ended				Six months ended
	June 26, 2009		June 27, 2008		June 26, 2009		June 27, 2008

North America	$464.5	48%	$443.2	46%	$913.4	49%	$854.1	46%
Europe	283.2	29%	299.4	31%	518.3	28%	599.2	32%
Asia	135.3	14%	126.2	13%	240.2	13%	217.6	12%
Middle East	72.6	7%	75.6	8%	133.8	7%	134.8	7%
Other	22.8	2%	27.8	2%	52.4	3%	61.4	3%

Total	$978.4	100%	$972.2	100%	$1,858.1	100%	$1,867.1	100%

Product net sales and gross profit:

	Quarter ended
	June 26, 2009				June 27, 2008
	Net Sales		Gross Profit (Loss)		Net Sales		Gross Profit
Banana	$413.1	42%	$47.4	52%	$381.5	39%	$41.7	42%
Other fresh produce	445.9	46%	27.3	30%	444.5	46%	40.9	41%
Prepared food	85.7	9%	16.9	19%	114.5	12%	15.3	15%
Other products and services	33.7	3%	(0.6)	-1%	31.7	3%	1.7	2%

Total	$978.4	100%	$91.0	100%	$972.2	100%	$99.6	100%

	Six months ended
	June 26, 2009				June 27, 2008
	Net Sales		Gross Profit		Net Sales		Gross Profit
Banana	$774.6	42%	$91.0	52%	$721.6	39%	$71.8	36%
Other fresh produce	865.1	46%	54.9	31%	863.5	46%	94.0	48%
Prepared food	162.5	9%	27.9	16%	216.4	12%	25.3	13%
Other products and services	55.9	3%	1.0	1%	65.6	3%	5.4	3%

Total	$1,858.1	100%	$174.8	100%	$1,867.1	100%	$196.5	100%

Second Quarter 2009 Compared with Second Quarter 2008

Net Sales. Net sales for the second quarter of 2009 were $978.4 million compared with $972.2 million for the second quarter of 2008. The increase in net sales of $6.2 million was attributable to higher net sales of bananas, other fresh produce and other products and services, partially offset by lower net sales of prepared food.

Net sales in the banana segment increased by $31.6 million principally as a result of higher per unit sales prices in Asia, Europe and the Middle East due to strong demand and industry shortage. In North America pricing was relatively flat.

Net sales in the other fresh produce segment increased by $1.4 million principally due to higher net sales of melons and gold pineapples, partially offset by lower net sales of tomatoes, non-tropical fruit and fresh-cut produce. Net sales of melons increased as a result of a 31% increase in sales volume that resulted principally from increased production from Company-operated facilities, partially offset by lower per unit sales prices. Net sales of gold pineapple increased principally due to higher sales volume as a result of the Caribana acquisition, partially offset by lower per unit sales prices. The decrease in net sales of non-tropical fruit and tomatoes was due to market conditions as a result of the current global recessionary environment. The decrease in net sales of fresh-cut produce was principally due to unfavorable exchange rates in the U.K.

Net sales in the prepared food segment decreased by $28.8 million principally as a result of lower sales volumes of canned pineapples, beverage and deciduous products due to poor market conditions as a result of the current recessionary environment and unfavorable exchange rates primarily in the U.K.

Net sales in the other products and services segment increased by $2.0 million principally as a result of higher incremental freight revenues.

Cost of Product Sold. Cost of products sold was $887.4 million for the second quarter of 2009 compared with $872.6 million for the second quarter of 2008, an increase of $14.8 million. This increase in cost of products sold was primarily attributable to a charge of $17.1 million related to the write off of growing crop inventory as a result of our decision to discontinue pineapple planting in Brazil, combined with higher banana fruit production and procurement costs, partially offset by lower ocean freight rates and distribution costs that resulted from lower fuel prices.

Gross Profit. Gross profit was $91.0 million for the second quarter of 2009 compared with $99.6 million for the second quarter of 2008, a decrease of $8.6 million. The decrease in gross profit was primarily attributable to lower gross profit on other fresh produce of $13.6 million, lower gross profit on other products and services of $2.3 million, partially offset by higher gross profit on bananas of $5.7 million and higher gross profit on prepared food of $1.6 million.

Gross profit in the other fresh produce segment decreased primarily due to lower gross profit on gold pineapples that resulted from the $17.1 million charge described above, combined with lower gross profit on non-tropical fruit as a result of poor market conditions and lower gross profit on melons from our off-shore program that resulted from lower per unit sales prices due to higher industry volumes. Partially offsetting these decreases in gross profit in the other fresh produce segment was higher gross profit on fresh-cut produce and tomatoes due to improved margins as a result of lower per unit costs and improved efficiencies in our North America facilities.

Gross profit in the other products and services segment decreased primarily due to lower commodity selling prices that negatively affected our Argentina grain business.

Gross profit in the banana segment increased as a result of improvements in per unit sales prices in Europe, Asia and the Middle East, combined with lower fuel costs, partially offset by higher fruit production and procurement costs. Worldwide on a per unit basis, sales prices increased 7.0% and costs increased 6.4%.

Gross profit in the prepared food business increased principally due to lower ocean freight and lower production costs primarily due to the stronger U.S. dollar in the producing countries partially offset by lower per unit sales prices.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.4 million from $42.8 million in the second quarter of 2008 to $42.4 million for the second quarter of 2009. The decrease was principally due to lower administrative expenses in Europe.

Asset Impairment and Other Charges, Net. Asset impairment and other charges, net of $1.1 million were recorded during the second quarter of 2009 as compared with $11.6 million during the second quarter of 2008. Asset impairment and other charges, net for the second quarter of 2009 related primarily to impairments and other costs incurred as a result of our decision to discontinue planting pineapples in Brazil related to the other fresh produce segment.

Asset impairment and other charges for the quarter ended June 27, 2008 consisted of $9.5 million of asset impairments related to extensive flood damage in our Brazil banana operations and $2.3 million related to the closure of under-utilized distribution centers in the U.K. related to the banana segment and a net credit of $0.7 million related to the other fresh produce segment as a result of the decision to exit all production activities in Hawaii in 2006. This net gain consists principally of amortization of prior service credits for the U.S. based post-retirement health plan that resulted from employee turnover and actuarial gains.

Operating Income. Operating income for the second quarter of 2009 increased by $2.3 million from $45.2 million in the second quarter of 2008 to $47.5 million for the second quarter of 2009. The increase in operating income was principally due to lower asset impairments and other charges, partially offset by lower gross profit.

Interest Expense. Interest expense increased by $1.0 million from $2.5 million for the second quarter of 2008 to $3.5 million for the second quarter of 2009, principally due to the write-off of debt issuance cost related to the refinancing of the Term Loan previously being amortized through May 10, 2011.

Other Income (Expense), Net. Other income (expense), net was $5.0 million for the second quarter of 2009 as compared with $2.7 million for the second quarter of 2008, an increase of $2.3 million. This increase in other income (expense), net was principally attributable to foreign exchange gains during the second quarter of 2009 as compared with foreign exchange losses during the second quarter of 2008.

Provision (Benefit) for Income Taxes. Provision (benefit) for income taxes was a benefit of $3.6 million for the second quarter of 2009 as compared with a provision of $3.7 million for the second quarter of 2008. The benefit for income taxes was primarily related to the settlement of certain tax positions in connection with an audit in the second quarter of 2009.

First Six Months of 2009 Compared with First Six Months of 2008

Net Sales. Net sales for the first six months of 2009 were $1,858.1 million compared with $1,867.1 million for the first six months of 2008. The decrease in net sales of $9.0 million was primarily attributable to lower net sales of prepared food and other products and services partially offset by higher net sales of bananas and other fresh produce.

Net sales in the prepared food segment decreased by $53.9 million principally as a result of lower sales volumes of canned pineapples and beverage and deciduous products due to poor market conditions as a result of the current recessionary environment and unfavorable exchange rates principally in the U.K.

Net sales in the other products and services segment decreased by $9.7 million principally due to lower commodity selling prices affecting our Argentina grain business.

Banana segment net sales increased by $53.0 million primarily due to higher per unit sales prices in all regions that resulted from strong demand, combined with higher sales volumes in North America and Asia, partially offset by lower sales volumes in Europe and the Middle East.

Net sales in the other fresh produce segment increased by $1.6 million principally due to higher net sales of melons and gold pineapples, partially offset by lower net sales of tomatoes and fresh-cut products. Net sales of melons increased as a result of a 36% increase in sales volume that resulted principally from improved yields and increased production from Company-operated facilities, partially offset by lower per unit sales prices. Net sales of gold pineapple increased principally due to higher sales volume as a result of the Caribana acquisition, partially offset by lower per unit sales prices. Net sales of tomatoes decreased primarily due to lower sales volume resulting from market conditions and net sales of fresh-cut decreased due to product rationalization.

Cost of Products Sold. Cost of products sold was $1,683.3 million for the first six months of 2009 compared with $1,670.6 million for the first six months of 2008, an increase of $12.7 million. This increase in cost of products sold was primarily attributable to a charge of $17.1 million related to growing crop inventory as a result of our decision to discontinue pineapple planting in Brazil combined with higher produce sales volumes and banana production and procurement costs, partially offset by lower ocean freight rates and distribution costs that resulted from lower fuel prices.

Gross Profit. Gross profit was $174.8 million for the first six months of 2009 compared with $196.5 million for the first six months of 2008, a decrease of $21.7 million. The decrease in gross profit was attributable to lower gross profit on other fresh produce of $39.1 million, lower gross profit on other products and services of $4.4 million, partially offset by higher gross profit on bananas of $19.2 million and higher gross profit on prepared food of $2.6 million.

Gross profit in the other fresh produce segment decreased primarily due to lower gross profit on gold pineapples that resulted from a charge of $17.1 million as described above, lower gross profit on melons that resulted from lower per unit sales prices as a result of higher industry volumes and lower gross profit on non-tropical fruit due to lower per unit selling prices that resulted from poor market conditions. Partially offsetting these decreases in gross profit in the other fresh produce segment was higher gross profit on fresh-cut fruit as a result of lower per unit costs and improved efficiencies in North America.

Gross profit in the banana segment increased as a result of improvements in per unit sales prices in all regions combined with lower fuel costs, partially offset by higher fruit production and procurement costs. Worldwide on a per unit basis, sales prices increased 7.3% and costs increased 4.7%.

In the prepared food segment, gross profit increased primarily due to a lower production and freight costs partially offset by lower per unit selling prices as a result of poor economic conditions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $2.9 million from $82.2 million for the first six months of 2008 to $79.3 million for the first six months of 2009. The decrease was primarily due to lower administrative expenses in Europe and North America.

Asset Impairment and Other Charges, Net. Asset impairment and other charges, net of $1.5 million were recorded during the first six months of 2009 compared with $16.2 million for the first six months of 2008.

Asset impairment and other charges, net for the first six months of 2009 included a $1.0 million charge related to our decision to discontinue pineapple planting in Brazil, a $2.0 million impairment charge of the DEL MONTE® perpetual, royalty-free brand name license for beverage products in the U.K. due to lower than expected sales volume and pricing, partially offset by $1.5 million primarily related to the reversal of contract termination costs as a result of the previously announced closing of our Hawaii pineapple operations.

Asset impairment and other charges for the first six months of 2008 principally included asset impairments of $9.5 million related to the flood damage in our Brazil banana operations, $7.6 million related to the closure of under-utilized distribution centers in the U.K. related to the banana segment and the closure of the beverage production operation in the U.K. related to the prepared food segment and a net gain of $1.0 million related to the other fresh produce segment as a result of the exit from pineapple production activities in Hawaii. This net gain consisted principally of amortization of prior service credits for the U.S. based post-retirement health plan that resulted from employee turnover and actuarial gains.

Operating Income. Operating income for the first six months of 2009 decreased by $4.1 million to $94.0 million compared with $98.1 million for the first six months of 2008. The decrease in operating income was principally due to lower gross profit partially offset by lower selling, general and administrative expenses and asset impairment and other charges.

Interest Expense. Interest expense increased by $0.2 million to $6.1 million for the first six months of 2009 compared with $5.9 million for the first six months of 2008, principally due to the write-off of debt issuance cost related to the refinancing of the Term Loan previously being amortized through May 10, 2011, partially offset by lower interest rates.

Other Income (Expense), Net. Other income, net was an expense of $0.9 million for the first six months of 2009 as compared with income of $14.3 million for the first six months of 2008. The decrease in other income (expense), net was principally attributable to foreign exchange losses and lower gains on sale of assets during the first six months of 2009 as compared with foreign exchange gains during the first six months of 2008.

Provision (Benefit) for Income Taxes. Provision (benefit) for income taxes was a benefit of $1.0 million for the first six months of 2009 as compared with a provision of $2.4 million for the first six months of 2008. The benefit for income taxes is primarily related to the settlement of certain tax positions in connection with an audit during the first six months of 2009.

Fair Value Measurements

Our DEL MONTE® perpetual, royalty-free brand name licenses are valued on the basis of prepared products, specifically beverage products produced and sold in the U.K. with a carrying value of $6.9 million at June 26, 2009 and all other prepared products with a carrying value of $63.6 million at June 26, 2009. We recorded an impairment charge of $2.0 million related to the U.K. beverage licenses during the first quarter of 2009 in the prepared foods segment. There was no further impairment for the quarter ended June 26, 2009. In order to measure fair value of these assets, an income-based approach was used, which measures the fair value by capitalizing the royalties saved due to ownership of the asset rather than paying a rent or royalty for the use of the asset. This income-based approach referred to as the royalty savings method utilizes internal unobservable inputs such as a discounted net sales cash flow model with the application of a royalty savings rate assumption corroborated by a mix of internal and market inputs.

The trademarks are highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets. We estimate that a 5% decrease in the expected future cash flows from the products that utilize the trademarks and a one-percentage point increase in the discount rate used would result in an additional impairment loss of approximately $0.9 million related to these two assets.

The carrying value of the prepared reporting unit goodwill is $76.4 million as of June 26, 2009. The fair value of the prepared reporting unit goodwill is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of this asset. We estimate that a one-percentage point increase in the discount rate used, coupled with a 5% decrease in net sales, would result in an impairment loss of approximately $31.8 million related to this asset.

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

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 26, 2009. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the quarter ended June 26, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 12, “Commitments and Contingencies”, to the consolidated financial statements, Part I, Item 1 included herein.

Item 1A.	Risk Factors

There have been no material changes in the risk factors from the information provided in Item 1A. Risk Factors of our annual report on Form 10-K/A for the year ended December 26, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders

1.	Fresh Del Monte’s Annual Meeting of Shareholders was held on April 29, 2009. The following individuals were elected to Fresh Del Monte’s Board of Directors to hold office for terms expiring in 2012:

NOMINEE	VOTES FOR	VOTES WITHHELD
Mohammad Abu-Ghazaleh	54,847,019	2,030,969
Hani El-Naffy	55,403,169	1,474,819
John H. Dalton	55,585,069	1,292,919

2.	Additional Directors, whose terms of office continue after the Meeting, are as follows:

Term Expiring In 2010	Term Expiring In 2011
Amir Abu-Ghazaleh	Madeleine L. Champion
Edward L. Boykin	Michael J. Berthelot
Salvatore H. Alfiero	Elias K. Hebeka

3.	A proposal to approve and adopt the Company’s financial statements for the 2008 fiscal year ended December 26, 2008 was voted on by the shareholders as follows:

VOTES FOR	VOTES AGAINST	VOTES ABSTAINING
55,275,694	74,438	1,527,856

4.	A proposal to approve and ratify the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending January 1, 2010 was voted on by the shareholders as follows:

VOTES FOR	VOTES AGAINST	VOTES ABSTAINING
56,716,073	109,635	52,280

Item 6.	Exhibits

31.1*	Certification of Chief Executive Officer filed pursuant to 17 CFR 240.13a-14(a).

31.2*	Certification of Chief Financial Officer filed pursuant to 17 CFR 240.13a-14(a).

32*	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 17 CFR 240.13a-14(b) and 18 U.S.C. Section 1350.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fresh Del Monte Produce Inc.

Date: July 28, 2009	By:	/s/ Hani El-Naffy
Hani El-Naffy
President & Chief Operating Officer

	By:	/s/ Richard Contreras
Richard Contreras
Senior Vice President & Chief Financial Officer

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer filed pursuant to 17 CFR 240.13a-14(a).

31.2	Certification of Chief Financial Officer filed pursuant to 17 CFR 240.13a-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 17 CFR 240.13a-14(b) and 18 U.S.C. Section 1350.