Form 10-Q
period 2009-09-25
FRESH DEL MONTE PRODUCE INC
filed 2009-10-27
CIK 1047340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2009

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

As of October 16, 2009, there were 63,601,411 ordinary shares of Fresh Del Monte Produce Inc. issued and outstanding.

Forward-Looking Statements

This report, information included in future filings by us and information contained in written material, press releases and oral statements, issued by or on behalf of us contains, or may contain, statements that constitute forward-looking statements. In this report, these statements appear in a number of places and include statements regarding the intent, beliefs or current expectations of us or our officers (including statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates” or similar expressions) with respect to various matters, including our plans and future performance. These forward-looking statements involve risks and uncertainties. Fresh Del Monte’s actual plans and performance may differ materially from those in the forward-looking statements as a result of various factors, including (i) the uncertain global economic environment and the timing and strength of a recovery in the markets we serve, and the extent to which adverse economic conditions continue to affect our sales volume and results, including our ability to command premium prices for certain of our principal products, or increase competitive pressures within the industry, (ii) the impact of governmental initiatives in the United States and abroad to spur economic activity, including the effects of significant government monetary or other market interventions on inflation, price controls and foreign exchange rates, (iii) our anticipated cash needs in light of our liquidity and financing plans, (iv) the continued ability of our distributors and suppliers to have access to sufficient liquidity to fund their operations, (v) trends and other factors affecting our financial condition or results of operations from period to period, including changes in product mix or consumer demand for branded products such as ours, particularly as consumers become more price-conscious in the current economic environment, as well as anticipated price and expense levels, the impact of weather on crop quality and yields, the impact of prices for petroleum based products and the availability of sufficient labor during peak growing and harvesting seasons, (vi) our plans for expansion of our business (including through acquisitions) and cost savings, (vii) the impact of foreign currency fluctuations, (viii) the impact of pricing and other actions by our competitors, particularly during periods of low consumer confidence and spending levels, (ix) our ability to successfully integrate acquisitions into our operations, (x) the timing and cost of resolution of pending legal and environmental proceedings, and (xi) the impact of changes in tax accounting or tax laws (or interpretations thereof), and the impact of settlements of adjustments proposed by the Internal Revenue Service or other taxing authorities in connection with our tax audits. All forward-looking statements in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in millions, except share and per share data)

	September 25, 2009	December 26, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$38.8	$27.6
Trade accounts receivable, net of allowance of $15.3 and $15.8, respectively	298.2	348.0
Other accounts receivable, net of allowance of $15.1 and $14.0, respectively	46.4	62.0
Inventories	441.2	459.8
Deferred income taxes	14.0	19.2
Prepaid expenses and other current assets	35.8	58.0

Total current assets	874.4	974.6

Investments in and advances to unconsolidated companies	8.5	8.0
Property, plant and equipment, net	1,071.5	1,085.2
Deferred income taxes	59.7	43.6
Other noncurrent assets	136.6	138.5
Goodwill	407.9	401.1

Total assets	$2,558.6	$2,651.0

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$342.7	$379.6
Current portion of long-term debt and capital lease obligations	5.4	358.0
Deferred income taxes	25.0	26.0
Income taxes and other taxes payable	7.1	10.8

Total current liabilities	380.2	774.4

Long-term debt and capital lease obligations	309.0	154.8
Retirement benefits	64.7	61.4
Other noncurrent liabilities	56.6	54.1
Deferred income taxes	90.5	92.4

Total liabilities	901.0	1,137.1

Commitments and contingencies
Shareholders’ equity:
Preferred shares, $0.01 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.01 par value; 200,000,000 shares authorized; 63,596,411 issued and outstanding and 63,553,211 issued and outstanding, respectively	0.6	0.6
Paid-in capital	558.8	549.8
Retained earnings	1,080.3	964.6
Accumulated other comprehensive loss	(4.8)	(18.1)

Total Fresh Del Monte Produce Inc. shareholders’ equity	1,634.9	1,496.9
Noncontrolling interests	22.7	17.0

Total shareholders’ equity	1,657.6	1,513.9

Total liabilities and shareholders’ equity	$2,558.6	$2,651.0

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(U.S. dollars in millions, except share and per share data)

	Quarter ended		Nine months ended
	September 25, 2009	September 26, 2008	September 25, 2009	September 26, 2008

Net sales	$766.2	$832.9	$2,624.3	$2,700.0
Cost of products sold	697.2	753.9	2,380.5	2,424.5

Gross profit	69.0	79.0	243.8	275.5

Selling, general and administrative expenses	43.3	41.3	122.6	123.5
Asset impairment and other charges (credits), net	10.0	(0.2)	11.5	16.0

Operating income	15.7	37.9	109.7	136.0

Interest expense	2.8	4.1	8.9	10.0
Interest income	0.1	0.5	0.5	1.3
Other income (expense), net	3.4	(2.3)	2.5	12.0

Income before income taxes	16.4	32.0	103.8	139.3

Provision for (benefit from) income taxes	(12.8)	2.6	(13.8)	5.0

Net income	$29.2	$29.4	$117.6	$134.3

Less: net income (loss) attributable to noncontrolling interests	0.6	0.1	1.9	(0.5)

Net income attributable to Fresh Del Monte Produce Inc.	$28.6	$29.3	$115.7	$134.8

Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Basic	$0.45	$0.46	$1.82	$2.13

Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Diluted	$0.45	$0.46	$1.82	$2.12

Weighted average number of ordinary shares:
Basic	63,568,042	63,553,299	63,558,155	63,279,692

Diluted	63,682,513	63,695,040	63,629,854	63,609,428

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(U.S. dollars in millions)

	Nine months ended
	September 25, 2009	September 26, 2008
Operating activities:
Net income	$117.6	$134.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63.2	62.3
Amortization of debt issuance costs	2.7	1.3
Gain on pension liability	—	(2.1)
Stock-based compensation expense	8.3	7.9
Asset impairment charges	12.5	12.6
Change in uncertain tax positions	(3.9)	(0.6)
Gain on sales of assets	(4.3)	(7.5)
Equity in (income) loss of unconsolidated companies	(0.4)	2.8
Deferred income taxes	(12.9)	(0.9)
Foreign currency translation adjustment	9.0	(4.9)
Changes in operating assets and liabilities:
Receivables	67.7	43.0
Inventories	16.0	(20.3)
Prepaid expenses and other current assets	4.5	(9.1)
Accounts payable and accrued expenses	(25.9)	32.2
Other noncurrent assets and liabilities	15.8	(5.1)

Net cash provided by operating activities	269.9	245.9

Investing activities:
Capital expenditures	(63.2)	(72.3)
Proceeds from sales of assets	12.4	16.5
Purchase of subsidiaries, net of cash acquired	—	(414.1)

Net cash used in investing activities	(50.8)	(469.9)

Financing activities:
Proceeds from long-term debt	171.9	766.8
Payments on long-term debt	(376.6)	(559.3)
Proceeds from stock options exercised	0.7	21.8
Contributions from noncontrolling interests	(3.7)	(4.6)

Net cash (used in) provided by financing activities	(207.7)	224.7

Effect of exchange rate changes on cash	(0.2)	(2.5)

Net increase (decrease) in cash and cash equivalents	11.2	(1.8)
Cash and cash equivalents, beginning	27.6	30.2

Cash and cash equivalents, ending	$38.8	$28.4

Supplemental cash flow information:
Cash paid for interest	$6.4	$8.3

Cash paid for income taxes	$4.3	$0.9

Non cash financing and investing activities:
Purchase of subsidiaries	$—	$12.7

Purchase of assets under capital lease obligations	$0.1	$0.5

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. General

Reference in this report to Fresh Del Monte, “we”, “our” and “us” and the “Company” refer to Fresh Del Monte Produce Inc. and its subsidiaries, unless the context indicates otherwise.

We were incorporated under the laws of the Cayman Islands on August 29, 1996 and are engaged primarily in the worldwide production, transportation and marketing of fresh produce. We source our products, which include bananas, pineapples, melons and non-tropical fruit (including grapes, apples, pears, peaches, plums, nectarines, apricots, avocados, citrus and kiwis), tomatoes, strawberries and other fruits and vegetables, primarily from Central America, South America, Africa and the Philippines. We also source products from North America and Europe and distribute our products in North America, Europe, Asia, the Middle East, South America and Africa. Products are sourced from our Company-owned farms, through joint venture arrangements and through supply contracts with independent growers. We have the exclusive right to use the DEL MONTE® brand for fresh fruit, fresh vegetables and other fresh and fresh-cut produce and certain other specified products on a royalty-free basis under a worldwide, perpetual license from Del Monte Corporation, an unaffiliated company that owns the DEL MONTE® trademark. Del Monte Corporation and several other unaffiliated companies manufacture, distribute and sell under the DEL MONTE® brand canned or processed fruit, vegetables and other produce, as well as dried fruit, snacks and other products.

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

We are required to evaluate events occurring after September 25, 2009, the end of our third quarter, for recognition and disclosure in the consolidated financial statements for the quarter and nine-month period ended September 25, 2009. Events are evaluated based on whether they represent information existing as of September 25, 2009, which require recognition in the consolidated financial statements or new events occurring after September 25, 2009, which do not require recognition but require disclosure if the event is significant to the consolidated financial statements. We evaluated events occurring subsequent to September 25, 2009 through October 27, 2009, the date of issuance of these financial statements.

2. Recently Issued Accounting Pronouncements

As of September 25, 2009, we implemented the Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (the “Codification” or “ASC”). All of the content included in the Codification is considered authoritative. The Codification is not intended to amend Generally Accepted Accounting Principles in the United States (“GAAP”), but codifies previous accounting literature. We implemented the Codification as of September 25, 2009 and changed the referencing of authoritative accounting literature to conform to the Codification.

On December 30, 2008, the FASB issued new ASC guidance included in “Compensation – Retirement Benefits”, which amends existing guidance, to require more detailed disclosures about our plan assets, including investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets consistent with fair value hierarchy model described in the ASC on “Fair Value Measurements and Disclosures”, as described in Note 17, “Fair Value Measurements”. We will be required to comply with the disclosure requirements of the new guidance in our 2009 annual consolidated financial statements and expect to provide increased disclosures.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

2. Recently Issued Accounting Pronouncements (continued)

On June 12, 2009, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140”. SFAS No. 166 has not been included in the ASC; however, existing ASC guidance on “Transfers and Servicing” provides accounting and financial reporting rules for sales, securitizations, and servicing of receivables and other financial assets, and for secured borrowing and collateral transactions. Furthermore, existing guidance on “Transfers and Servicing” defines the criteria for determining whether a transfer of financial assets represents a sale of the assets or a collateralized borrowing arrangement. SFAS No. 166 amends the guidance on “Transfers and Servicing” to (a) eliminate the concept of Qualified Special Purpose Entities (“QSPEs”); (b) clarify many of the requirements to account for a transfer of financial assets as a sale; and (c) include additional disclosure requirements. We will be required to comply with the requirements of SFAS No. 166 commencing on the first day of our 2010 fiscal year and we are currently evaluating the impact of adopting SFAS No. 166 on our consolidated financial statements.

On June 12, 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, which amends the consolidation guidance that applies to Variable Interest Entities (“VIEs”). SFAS No. 167 has not been included in the ASC and does not change many of the key principles for determining whether an entity is a VIE consistent with the ASC on “Consolidation”. SFAS No. 167 does amend many important provisions of the existing guidance on “Consolidation”. The key changes include (a) the requirement that QSPEs be considered under the consolidation guidance, whereas QSPEs were previously exempted from the existing consolidation guidance; (b) the requirement that the reconsideration of an entity’s status as the primary beneficiary be assessed qualitatively on an on-going basis and not only when a triggering event occurs; (c) the consideration of “kick-out” rights in determining if an entity is a VIE, which may cause additional entities to now be considered VIEs; and (d) amendment to the events that trigger a reassessment of whether an entity is a VIE. We will be required to comply with the requirements of SFAS No. 167 commencing on the first day of our 2010 fiscal year and we are currently evaluating the impact of adopting SFAS No. 167 on our consolidated financial statements.

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

As a result of the acquisition, our land holdings in Costa Rica increased by approximately 13,000 hectares of quality farm land. In addition to farm land, we acquired plantations and farming and packing infrastructure for the production of bananas and pineapples. This acquisition was accounted for as a purchase of a business under the ASC regarding “Business Combinations”.

The following is an unaudited condensed balance sheet of Caribana at June 6, 2008, based on the assessment of fair value, including the major captions of assets acquired (U.S. dollars in millions):

Cash	$1.6
Property, Plant and Equipment	232.7
Other assets, net	2.7
Inventories	20.8
Non-compete agreements (intangibles)	10.3
Current and deferred taxes	(26.7)

Estimated fair market value of net assets acquired	241.4
Purchase price	405.9

Goodwill	$164.5

An increase in property, plant and equipment of $57.2 million and an increase in current and deferred tax liabilities of $26.4 million, with a corresponding net decrease in goodwill, were included in the purchase price allocation based on valuations concluded when compared to the preliminary values disclosed during the second quarter of 2008. The non-compete agreements obtained as part of the Caribana acquisition are being amortized over a period of 10 years. Goodwill represents the excess purchase price above the fair market value of the net assets acquired. Based on the purchase price allocation, $143.0 million and $21.5 million in goodwill was allocated to the other fresh produce and banana segments, respectively, none of which is tax deductible.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

3. Acquisitions (continued)

We have included the operations of Caribana in our Consolidated Statements of Income beginning with the June 6, 2008 acquisition date.

The following unaudited pro-forma information presents a summary of our consolidated statements of income as if the Caribana acquisition had occurred as of December 28, 2007, the first day of our 2008 fiscal year (U.S. dollars in millions, except share and per share data):

	Quarter ended		Nine months ended
	September 25, 2009	September 26, 2008	September 25, 2009	September 26, 2008

Net sales	$766.2	$832.9	$2,624.3	$2,774.4

Net income attributable to Fresh Del Monte Produce Inc.	$28.6	$29.3	$115.7	$141.7

Net income per ordinary share attributable to Fresh Del Monte Produce Inc.:
Basic	$0.45	$0.46	$1.82	$2.24
Diluted	$0.45	$0.46	$1.82	$2.23

Weighted average number of ordinary shares:
Basic	63,568,042	63,553,299	63,558,155	63,279,692
Diluted	63,682,513	63,695,040	63,629,854	63,609,428

Other acquisitions and asset purchases

On June 27, 2008, we acquired certain assets, excluding land, of Melones de Costa Rica, S.A. (“MCR”). MCR is a 50% owned unconsolidated subsidiary that produced melons for us in Costa Rica. MCR will continue to own the land which is leased to us on a long-term basis. The total area under production is approximately 2,300 hectares with an estimated annual production of 3 million boxes. The purchase price was $8.0 million of which $3.8 million was paid using operating cash flows and available borrowings under the Credit Facility and the remaining $4.2 million will be paid during the fourth quarter of 2009.

During the third quarter of 2008, we completed the acquisitions of two melon operations in Guatemala. The purchase price was $13.9 million of which $13.5 million was paid using operating cash flows and available borrowings under the Credit Facility and the remaining $0.4 million will be paid during the fourth quarter of 2009. During the fourth quarter of 2008, goodwill decreased by $1.6 million primarily due to the completion of the appraisal of fixed assets, which resulted in an increase to property, plant and equipment of $2.0 million and an increase to deferred tax liabilities of $0.6 million. The following is an unaudited condensed balance sheet as of the acquisition date, based on the assessment of fair value including the major captions of assets acquired (U.S. dollars in millions):

Property, Plant and Equipment	$9.8
Inventories	1.8
Deferred taxes	(0.6)

Estimated fair market value of net assets acquired	11.0
Purchase price	13.9

Goodwill	$2.9

Goodwill represents the excess purchase price above the fair market value of the net assets acquired. Based on the purchase price allocation, $2.9 million in goodwill was allocated to the other fresh produce segment, which is tax deductible. The acquisitions of the two melon operations in Guatemala were accounted for as a purchase of a business under the ASC on “Business Combinations”.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

4. Asset Impairment and Other Charges

The following represents a summary of asset impairment and other charges, net, recorded during the quarter and nine months ended September 25, 2009 and September 26, 2008 (U.S. dollars in millions):

	Quarter ended		Nine months ended
	September 25, 2009	September 26, 2008	September 25, 2009	September 26, 2008
Charges (credits) related to asset impairments	$9.7	$(1.0)	$12.5	$11.6
Other charges (credits) related to exit activities, net	0.3	0.8	(1.0)	4.4

Total asset impairment and other charges (credits), net	$10.0	$(0.2)	$11.5	$16.0

The asset impairment and other charges (credits), net of $10.0 million for the quarter ended September 25, 2009, includes asset impairment charges in the other fresh produce segment of $9.7 million resulting from our second quarter decision to discontinue pineapple planting in Brazil and our subsequent decision, during the third quarter, to not use certain property, plant and equipment as originally intended for other crop production. Also included in the $10.0 million are one-time termination benefits and contract termination costs in the other products and services segment of $1.1 million resulting from our decision to discontinue our commercial cargo service in Europe, partially offset by $0.8 million in reversals of contract termination costs related to the closure of an under-utilized distribution center in the United Kingdom in the banana segment.

The asset impairment and other charges (credits), net of $11.5 million for the nine months ended September 25, 2009 includes asset impairment charges in the other fresh produce segment of $10.5 million resulting from our decision to discontinue pineapple planting in Brazil and our subsequent decision during the third quarter as explained above and in the prepared food segment a $2.0 million impairment charge of the Del Monte perpetual, royalty-free brand name license for U.K. beverage products due to lower than expected sales volume and pricing. Also included in the $11.5 million are one-time termination benefits and contract termination costs in the other products and services segment of $1.1 million resulting from our decision to discontinue our commercial cargo service in Europe, partially offset by $2.1 million in reversals of contract termination costs related to the closure of an under-utilized distribution center in the United Kingdom in the banana segment and the previously announced closing of our Hawaii pineapple operations in the other fresh produce segment. Refer to Note 17, “Fair Value Measurements”, for fair value disclosures required by the ASC on “Fair Value Measurements and Disclosures” and the methodology for calculating fair value.

The $0.2 million credit in asset impairment and other charges (credits), net for the quarter ended September 26, 2008 included a $1.0 million insurance reimbursement related to flood damage in our Brazil banana operations. Also included in the $0.2 million credit is a charge of $1.8 million in contract termination charges principally related to the closure of under-utilized distribution centers in the United Kingdom in the banana segment and a credit of $1.0 million related to the previously announced decision to exit production activities in Hawaii in 2006 principally related to the amortization of deferred pension gains in the other fresh produce segment.

The asset impairment and other charges (credits), net of $16.0 million for the nine months ended September 26, 2008 included an asset impairment charge, net of insurance reimbursement, of $8.5 due to the flood damage as described above and $7.8 million in charges related to the closure of under-utilized distribution centers, also described above. Of the $7.8 million, $3.1 million related to asset impairment and a net charge of $4.7 million related to one-time termination benefits and contract termination costs. Also included in the $16.0 million are charges of $1.8 million related to one-time termination benefits resulting from the previously announced closure of a beverage production facility in the United Kingdom in the prepared food segment and a net credit of $2.1 million due to the exit of production activities in Hawaii described above, principally related to the amortization of deferred pension gains in the other fresh produce segment.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

4. Asset Impairment and Other Charges (Continued)

Exit Activity Reserves

The following represents a rollforward of 2009 activities related to exit activity reserves (U.S. dollars in millions):

	Exit activity reserve balance at December 26, 2008	Impact to earnings	Cash paid	Exit activity reserve balance at September 25, 2009

One time termination benefits	$1.7	$0.8	$(0.7)	$1.8
Contract termination and other exit activity charges	4.5	(1.8)	(0.7)	2.0

	$6.2	$(1.0)	$(1.4)	$3.8

Included in the exit activity reserve balance at September 25, 2009 are one-time termination benefits, contract termination costs and other exit activity charges related primarily to (1) our decision to discontinue our commercial cargo service in Europe in the other products and services segment, (2) the previously announced decision to exit the Hawaiian production operations in the other fresh produce segment, and (3) the closure of under-utilized distribution centers in the United Kingdom in the banana segment. We do not expect additional charges related to the exit activities mentioned above that would significantly impact our results of operations and financial condition.

5. Noncontrolling Interests

The ASC on “Consolidation” was amended to require classification of noncontrolling interests as a component of consolidated shareholders’ equity and the elimination of “minority interest” accounting in results of operations. Earnings attributable to noncontrolling interests are required to be reported as part of consolidated earnings and not as a separate component of income or expense and are required to be disclosed on the face of the statement of income. We adopted this additional guidance on December 27, 2008, the first day of our 2009 fiscal year. The adoption resulted in the reclassification of $17.0 million of noncontrolling interests from minority interests to shareholders’ equity on the December 26, 2008 Consolidated Balance Sheet and the presentation of net income of $0.1 million and net loss of $0.5 million attributable to the noncontrolling interests in the Consolidated Statements of Income for the quarter and nine months ended September 26, 2008, respectively. Prior to the adoption of the additional guidance on noncontrolling interests, income attributable to noncontrolling interests was reported in other income (loss) in the Consolidated Statements of Income.

The following table reconciles shareholders’ equity attributable to noncontrolling interests (U.S. dollars in millions):

	Nine months ended
	September 25, 2009	September 26, 2008
Noncontrolling interests, beginning	$17.0	$14.8
Net income (loss) attributable to the noncontrolling interests	1.9	(0.5)
Translation adjustments	0.1	(1.4)
Capital contributions	3.7	4.6

Noncontrolling interests, ending	$22.7	$17.5

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

6. Income Taxes

During the quarter and nine months ended September 25, 2009, there was a decrease of $0.7 million and $5.0 million of uncertain tax positions, respectively. The decrease in uncertain tax positions of $5.0 million is primarily related to the settlement of certain tax positions in connection with an audit, $4.3 million of which will affect the effective tax rate. During the quarter and nine months ended September 25, 2009, we recognized an expense of $0.1 million and a benefit of $0.8 million, respectively, related to interest and penalties.

During the quarter and nine months ended September 25, 2009, there was $8.3 million of net changes in the deferred tax valuation allowance due to expected utilization of deferred tax assets.

7. Variable Interest Entities

Two of our Del Monte Gold® Extra Sweet pineapple producers meet the definition of a Variable Interest Entity (“VIE”) pursuant to the ASC guidance on “Consolidation” and are consolidated. Our variable interests in VIEs include an equity investment in each of these entities and certain debt guarantees.

Based on the criteria established in “Consolidation”, we are the primary beneficiary of these entities’ expected residual returns or losses. Although we are the primary beneficiary, the VIEs’ creditors do not have recourse against our general credit. Other than our pineapple purchases and debt guarantees, we have not provided financial support to any of these entities and are not required to provide support beyond the debt guarantees.

8. Stock-Based Compensation

Stock-based compensation expense included in selling, general and administrative expenses related to stock options on a straight-line, single-award basis included in the accompanying Consolidated Statements of Income was as follows (U.S. dollars in millions, except per share data):

	Quarter ended		Nine months ended
	September 25, 2009	September 26, 2008	September 25, 2009	September 26, 2008

Stock-based compensation expense	$4.5	$4.1	$8.3	$7.9

Stock-based compensation expense per diluted share	$0.07	$0.06	$0.13	$0.12

We are in a net operating loss carry-forward position in the relevant jurisdictions. Therefore, for the quarter and nine months ended September 25, 2009, excess share-based payment deductions resulting from stock options exercised in these periods have not been realized through a reduction in taxes currently payable or related effect on cash flows. Proceeds of $0.7 million were received from the exercise of stock options for the nine months ended September 25, 2009. The proceeds received from exercise of stock options were $21.8 million for the nine months ended September 26, 2008.

On July 31, 2009, we granted 1,295,000 stock options from our 1999 Plan to employees with a grant date fair value of $8.08 per option and an exercise price of $21.72 per option. There were no stock option grants to our Chairman and Chief Executive Officer in the July 31, 2009 stock option grant. These options vested 20% on the grant date and then will vest 20% on each of the next four anniversary dates. These options may be exercised over a period not in excess of ten years.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

8. Stock-Based Compensation (Continued)

On February 25, 2009, we granted, in equal amounts, stock options from our 1999 Plan totaling 43,750 options to seven non-management members of our Board of Directors with a grant date fair value of $7.33 per option and an exercise price of $19.83 per option. These options vested 100% on the grant date.

On July 30, 2008, we granted 1,570,000 stock options from our 1999 Plan to employees with a grant date fair value of $8.28 per option and an exercise price of $22.25 per option. There were no stock option grants to our Chairman and Chief Executive Officer in the July 30, 2008 stock option grant. These options vested 20% on the grant date and then will vest 20% on each of the next four anniversary dates. These options may be exercised over a period not in excess of ten years.

On February 27, 2008, we granted 161,000 stock options from our 1999 Plan to our Chairman and Chief Executive Officer with a grant date fair value of $11.71 per option and an exercise price of $33.97 per option. These options vested 20% on the grant date and then will vest 20% on each of the next four anniversary dates.

On February 27, 2008, we granted, in equal amounts, stock options from our 1999 Plan totaling 43,750 options to seven non-management members of our Board of Directors with a grant date fair value of $9.25 per option and an exercise price of $33.97 per option. These options vested 100% on the grant date.

9. Inventories

Inventories consisted of the following (U.S. dollars in millions):

	September 25, 2009	December 26, 2008
Finished goods	$185.7	$175.7
Raw materials and packaging supplies	112.6	131.5
Growing crops	142.9	152.6

Total inventories	$441.2	$459.8

During the second quarter of 2009, we incurred a charge of $17.1 million in cost of products sold primarily related to growing crop inventory as a result of our decision to discontinue pineapple planting in Brazil, in the other fresh produce segment. No other charges in cost of products sold were recorded during the third quarter of 2009 as a result of our decision to discontinue pineapple planting in Brazil.

10. Long-Term Debt and Capital Lease Obligations

During the first six months of 2009 we financed our working capital and other liquidity requirements primarily through cash from operations and borrowings under a credit facility administered by Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch, which we refer to as Rabobank (the “Credit Facility”). The Credit facility included a revolving commitment of $600.0 million expiring November 10, 2009 and a term loan commitment (the “Term Loan”).

On July 17, 2009, we replaced and refinanced the Credit Facility (including the Term Loan) by entering into a 3.5 year, $500 million senior-secured revolving credit facility maturing on January 17, 2013 (the “New Credit Facility”) with Rabobank Nederland, New York Branch, as administrative agent and lead arranger. The New Credit Facility includes a swing line facility and a letter of credit facility with a $100 million sublimit. Borrowings under the New Credit Facility will bear interest at a spread over the London Interbank Offer Rate (“LIBOR”) that varies with our leverage ratio. The New Credit Facility is collateralized directly or indirectly by substantially all of our assets and is guaranteed by certain of our subsidiaries. The New Credit Facility requires us to be in compliance with financial and other covenants, including limitations on capital expenditures, the amount and types of liens and indebtedness, material asset sales and mergers. As of September 25, 2009, we were in compliance with all of the covenants contained in the New Credit Facility.

The New Credit Facility permits borrowings under the revolving commitment with an interest rate (3.25% at September 25, 2009), determined based on our leverage ratio and a spread over LIBOR.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

10. Long-Term Debt and Capital Lease Obligations (Continued)

At September 25, 2009, we had $199.4 million available under committed working capital facilities, primarily under the New Credit Facility. At September 25, 2009, we applied $18.4 million to the letter of credit facility, comprised primarily of certain contingent obligations and other governmental agency guarantees combined with guarantees for purchases of raw materials and equipment. We also had $3.0 million in other letters of credit not included in the letter of credit facility.

At September 25, 2009, we had $314.4 million of long-term debt and capital lease obligations, including the current portion, consisting of $297.0 million outstanding under the New Credit Facility, $7.0 million of capital lease obligations and $10.4 million of other long-term debt and notes payable.

11. Comprehensive Income

The following table sets forth comprehensive income for the quarter and nine months ended September 25, 2009 and September 26, 2008 (U.S. dollars in millions):

	Quarter ended		Nine months ended
	September 25, 2009	September 26, 2008	September 25, 2009	September 26, 2008
Comprehensive income:
Net income	$29.2	$29.4	$117.6	$134.3
Net unrealized (losses) gain on derivatives	(8.6)	21.1	(8.8)	12.5
Net unrealized foreign currency translation gains (losses)	5.2	(19.6)	21.4	(19.8)
Net change in retirement benefit adjustment, net of tax	(0.1)	(2.3)	0.8	(3.7)

Comprehensive income	25.7	28.6	131.0	123.3

Less: comprehensive income (loss) attributable to noncontrolling interests	0.9	(0.3)	2.0	(1.9)

Comprehensive income attributable to Fresh Del Monte Produce Inc.	$24.8	$28.9	$129.0	$125.2

Net unrealized losses on derivatives for the quarter and nine months ended September 25, 2009 includes a net loss of $8.6 and $8.8 million, respectively, primarily due to the fair valuation of foreign currency derivative contracts as a result of the weakening U.S. dollar compared to the euro and the strengthening U.S. dollar compared to the Japanese yen. For the quarter and nine months ended September 25, 2009, the U.S. dollar strengthened and weakened relative to the British pound, respectively. During September 2009, we entered into bunker fuel derivatives of which the fair valuation resulted in a net unrealized loss of $1.3 million. The accumulated derivative gain (loss) included in accumulated other comprehensive income was a gain of $7.1 million as of December 26, 2008 and a loss of $1.7 million as of September 25, 2009. Refer to Note 16, “Derivative Financial Instruments”.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

12. Commitments and Contingencies

DBCP Litigation

Beginning in December 1993, certain of our U.S. subsidiaries were named among the defendants in a number of actions in courts in Texas, Louisiana, Hawaii, California and the Philippines involving claims by numerous non-U.S. plaintiffs alleging that they were injured as a result of exposure to a nematocide containing the chemical dibromochloropropane (“DBCP”) during the period 1965 to 1990. As a result of a settlement entered into in December 1998, the remaining unresolved DBCP claims against our U.S. subsidiaries are pending in Hawaii, Louisiana and California.

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

On November 15, 1999, one of our subsidiaries was served in two actions entitled, Godoy Rodriguez, et al. v. AMVAC Chemical Corp., et al. and Martinez Puerto, et al. v. AMVAC Chemical Corp., et al., in the 29th Judicial District Court for the Parish of St. Charles, Louisiana. These actions were removed to federal court, where they have been consolidated. As a result of the Supreme Court’s decision in the Hawaiian action, the District Court remanded these actions to state court in Louisiana. At this time, it is not known how many of the approximately 315 remaining Godoy Rodriguez and Martinez Puerto plaintiffs are making claims against our subsidiary.

On October 14, 2004, two of our subsidiaries were served with a complaint in an action styled Angel Abarca, et al. v. Dole Food Co., et al. filed in the Superior Court of the State of California for the County of Los Angeles on behalf of more than 2,600 Costa Rican banana workers who claim injury from exposure to DBCP. An initial review of the plaintiffs in the Abarca action found that a substantial number of the plaintiffs were claimants in prior DBCP actions in Texas and may have participated in the settlement of those actions. On June 27, 2008, the Court dismissed the claims of 1,329 plaintiffs who were parties to prior DBCP actions. On June 30, 2008, our subsidiaries moved to dismiss the claims of the remaining Abarca plaintiffs on grounds of forum non conveniens in favor of the courts of Costa Rica. Hearings on the motion to dismiss were held on February 24, 2009, May 19, 2009 and September 17, 2009. On September 22, 2009, the Court granted the motion conditionally dismissing the claims of those remaining plaintiffs who allege employment on farms in Costa Rica affiliated with our subsidiaries.

On April 25, 2005, two of our subsidiaries were served with a complaint styled Juan Jose Abrego, et al. v. Dole Food Company, et al. filed in the Superior Court of the State of California for the County of Los Angeles on behalf of 955 Guatemalan residents who claim injury from exposure to DBCP. An initial review of the plaintiffs in the Abarca action found that a substantial number of the plaintiffs were claimants in prior DBCP actions and may have participated in the settlement of those actions. On June 27, 2008, the Court dismissed the claims of 206 plaintiffs who were parties to prior DBCP actions. On October 1, 2009, our subsidiaries joined a motion to dismiss the claims of the remaining Abrego plaintiffs on grounds of forum non conveniens in favor of the courts of Michigan. Argument on the motion is set for December 15, 2009.

On January 2, 2009, three of our subsidiaries were served with multiple complaints in related actions styled Jorge Acosta Cortes, et al. v. Dole Food Company, et al. filed in the Superior Court of the State of California for the County of Los Angeles on behalf of 461 Costa Rican residents, 389 Guatemalan residents, 962 Panamanian residents and 673 Honduran residents who claim injury from exposure to DBCP. We and our subsidiaries have never owned, managed or otherwise been involved with any banana growing operations in Panama or Honduras. Accordingly, the Panamanian and Honduran plaintiffs filed requests to dismiss our subsidiaries without prejudice on March 26, 2009. The claims of the new Costa Rican plaintiffs were consolidated with those of the Costa Rican plaintiffs in Abarca and consequently the claims of those plaintiffs who allege employment on farms in Costa Rica affiliated with our subsidiaries have also been conditionally dismissed. The venue for resolution of the claims of the new Guatemalan plaintiffs will be determined based on the Court’s ruling on the motion to dismiss that is pending in the Abrego action.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

12. Commitments and Contingencies (continued)

Pineapple Class Action Litigation

On August 2, 2004, a consolidated complaint was filed against two of our subsidiaries in the U.S. District Court for the Southern District of New York. This consolidated action was brought as a putative class action on behalf of all direct and indirect purchasers of Del Monte Gold ® pineapples from March 1, 1996 through the present and merges four actions brought by fruit wholesalers and two actions brought by individual consumers. The consolidated complaint alleges claims for: (i) monopolization and attempted monopolization; (ii) restraint of trade; (iii) unfair and deceptive trade practices; and (iv) unjust enrichment. On May 27, 2005, our subsidiaries filed a motion to dismiss the indirect and direct purchasers’ claims for unjust enrichment. On June 29, 2005, plaintiffs filed a joint motion for class certification. On February 20, 2008, the Court denied plaintiffs’ motion for class certification of the indirect purchasers and only granted class certification of the direct purchasers’ claims for monopolization and attempted monopolization which was uncontested by our subsidiaries. Also on February 20, 2008, the Court granted the motion of our subsidiaries to dismiss the direct purchasers’ claims for unjust enrichment and denied as moot the motion to dismiss the indirect purchasers’ state law claims on the basis of the Court’s denial of plaintiffs’ motion for class certification of the indirect purchasers. On August 13, 2008, our subsidiaries filed a motion for summary judgment on plaintiffs’ remaining claims. Plaintiffs filed an opposition to the motion on October 6, 2008, which our subsidiaries replied to on December 8, 2008. On September 30, 2009, the Court granted the motion for summary judgment in favor of our subsidiaries.

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

Between March 17, 2004 and March 18, 2004, three alleged individual consumers separately filed putative class action complaints against us and our subsidiaries in the state court of California on behalf of residents of California who purchased (other than for re-sale) Del Monte Gold ® pineapples between March 1, 1996 and May 6, 2003. On November 9, 2005, the three actions were consolidated under one amended complaint with a single claim for unfair competition in violation of the California Business and Professional Code. On September 26, 2008, plaintiffs filed a motion to certify a class action. We and our subsidiaries filed an opposition on February 13, 2009, to which plaintiffs filed a reply on May 11, 2009. At the hearing held on May 20, 2009, the Court issued a tentative opinion granting certification based on a California Supreme Court decision issued on May 19, 2009 but requested further briefing. We and plaintiffs have served supplemental briefs in response. On August 20, 2009, the Court reversed its tentative opinion of May 20, 2009 and denied class certification. At the rescheduled case management conference held on September 23, 2009, the Court denied plaintiffs’ request seeking withdrawal of the court’s class certification denial. On October 19, 2009, plaintiffs filed a notice of appeal of the Court’s order denying class certification. The next case management conference is scheduled for March 25, 2010.

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

Freight Broker Litigation

In September 1997, a freight broker formerly engaged by one of our non-U.S. subsidiaries filed suit against the subsidiary in Guatemala claiming $1.9 million in damages and in Costa Rica claiming $1.3 million in damages as indemnification for constructive wrongful termination of the general agency agreement between the broker and the subsidiary. Under the agreement, the broker arranged third-party cargo to be booked for carriage on ships owned or chartered by our subsidiary. The Guatemala action has been dismissed for being time barred by the statute of limitations. In the Costa Rica action, the Trial Court has entered judgment against us in the amount of $0.8 million plus interest and costs. On October 30, 2008, the Appellate Court affirmed the judgment. On December 9, 2008, our subsidiary filed an appeal of the Trial and Appellate Court decisions with the Supreme Court of Costa Rica. The Supreme Court of Costa Rica has accepted the appeal. Oral argument on our subsidiary’s appeal was held on May 27, 2009. The costs of defense in this action are covered by insurance. As of September 25, 2009, there is $0.8 million included in accounts payable and accrued expenses in the Consolidated Balance Sheet related to the freight broker litigation.

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

On September 25, 2003, the EPA issued the Record of Decision (“ROD”). The EPA estimates in the ROD that the remediation costs associated with the clean up of the Kunia Well Site will range from $12.9 million to $25.4 million and will last approximately 10 years. The undiscounted estimates are between $14.8 million and $28.7 million. The undiscounted estimate on which our accrual is based totals $25.7 million and is discounted using a 5.0% rate. As of September 25, 2009, there is $19.4 million included in other noncurrent liabilities and $0.5 million included in accounts payable and accrued expenses in the Consolidated Balance Sheets for the Kunia Well Site clean-up. We expect to expend approximately $0.5 million in cash per year for the next five years. Certain portions of the EPA’s estimates have been discounted using a 5% interest rate.

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

Other

In addition to the foregoing, we are involved from time to time in various claims and legal actions incident to our operations, both as plaintiff and defendant. In the opinion of management, after consulting with legal counsel, none of these other claims is currently expected to have a material adverse effect on the results of operations, financial position or our cash flows. We intend to vigorously defend ourselves in all of the above matters. At this time, management is not able to evaluate the likelihood of a favorable or unfavorable outcome in any of the above-described matters. Accordingly, management is not able to estimate the range or amount of loss, if any, from any of the above-described matters and no accruals or expenses have been recorded for these matters as of September 25, 2009, except as related to the Kunia Well Site and freight broker litigation.

13. Earnings Per Share

Basic and diluted net income per ordinary share is calculated as follows (U.S. dollars in millions, except share and per share data):

	Quarter ended		Nine months ended
	September 25, 2009	September 26, 2008	September 25, 2009	September 26, 2008
Numerator:
Net income attributable to Fresh Del Monte Produce Inc.	$28.6	$29.3	$115.7	$134.8

Denominator:
Weighted average ordinary shares - Basic	63,568,042	63,553,299	63,558,155	63,279,692
Effect of dilutive securities - stock options	114,471	141,741	71,699	329,736

Weighted average ordinary shares - Diluted	63,682,513	63,695,040	63,629,854	63,609,428

Net income per ordinary share attributable to Fresh Del Monte Produce Inc.:
Basic	$0.45	$0.46	$1.82	$2.13

Diluted	$0.45	$0.46	$1.82	$2.12

We issued 43,200 ordinary shares upon the exercise of stock options during the quarter and nine months ended September 25, 2009. We issued 29,000 and 830,295 ordinary shares upon the exercise of stock options during the quarter and nine months ended September 26, 2008, respectively.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

14. Retirement and Other Employee Benefits

The following table sets forth the net periodic costs (credits) of our defined benefit pension plans and post-retirement plan (U.S. dollars in millions):

	Pension Plans		Post-retirement Plan
	Quarter ended		Quarter ended
	September 25, 2009	September 26, 2008	September 25, 2009	September 26, 2008
Service cost	$0.5	$0.3	$—	$—
Interest cost	1.8	1.5	0.1	—
Expected return on assets	(0.6)	(1.1)	—	—
Net amortization	0.1	—	(0.2)	(0.7)

Net periodic costs (credits)	$1.8	$0.7	$(0.1)	$(0.7)

	Nine months ended		Nine months ended
	September 25, 2009	September 26, 2008	September 25, 2009	September 26, 2008
Service cost	$1.4	$0.8	$—	$—
Interest cost	5.1	4.5	0.2	0.1
Expected return on assets	(1.7)	(3.2)	—	—
Net amortization	0.2	0.1	(0.3)	(2.3)

Net periodic costs (credits)	$5.0	$2.2	$(0.1)	$(2.2)

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

Our operations are aggregated on the basis of our products: bananas, other fresh produce, prepared foods, and other products and services. Other fresh produce includes pineapples, melons, non-tropical fruit (including grapes, apples, pears, peaches, plums, nectarines, apricots, avocados, citrus and kiwis), fresh-cut products, tomatoes, strawberries, and other fruit and vegetables. Prepared foods include prepared fruit and vegetables, juices, beverages, snacks and a poultry and processed meat business. Other products and services include a third-party ocean freight business, a plastic product business and a grain business.

We evaluate performance based on several factors, of which net sales and gross profit by product are the primary financial measures (U.S. dollars in millions):

	Quarter ended
	September 25, 2009		September 26, 2008
	Net Sales	Gross Profit (Loss)	Net Sales	Gross Profit (Loss)
Product net sales and gross profit (loss):
Banana	$350.9	$14.0	$332.7	$23.7
Other fresh produce	311.0	44.0	354.5	45.3
Prepared foods	85.5	14.0	102.4	13.3
Other products and services	18.8	(3.0)	43.3	(3.3)

Total	$766.2	$69.0	$832.9	$79.0

	Nine months ended
	September 25, 2009		September 26, 2008
	Net Sales	Gross Profit (Loss)	Net Sales	Gross Profit
Banana	$1,125.5	$105.0	$1,054.3	$95.4
Other fresh produce	1,176.1	98.9	1,218.0	139.4
Prepared food	248.0	41.8	318.8	38.6
Other products and services	74.7	(1.9)	108.9	2.1

Total	$2,624.3	$243.8	$2,700.0	$275.5

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

16. Derivative Financial Instruments

We account for derivative financial instruments in accordance with the ASC guidance on “Derivatives and Hedging”. The ASC on “Derivatives and Hedging” requires us to recognize the value of derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated as a hedge and qualifies as part of a hedging relationship. The accounting also depends on the type of hedging relationship, whether a cash flow hedge, a fair value hedge, or hedge of a net investment in a foreign operation. On entry into a derivative instrument, we formally designate and document it as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction.

Derivatives are recorded in the Consolidated Balance Sheets at fair value in either prepaid expenses and other current assets or accounts payable and accrued expenses, depending on whether the amount is an asset or liability. Derivatives are recorded in the consolidated cash flows in net cash provided by operating activities in either prepaid expenses and other current assets or accounts payable and accrued expenses, depending whether the amount is classified as an asset or liability in the Consolidated Balance Sheets. The fair values of derivatives used to hedge or modify our risks fluctuate over time. These fair value amounts should not be viewed in isolation, but rather in relation to the cash flows or fair value of the underlying hedged transactions or assets and other exposures, as well as the overall reduction in our risk. In addition, the earnings impact resulting from our derivative instruments is recorded in the same line item within the Consolidated Statements of Income as the underlying exposure being hedged.

We predominantly designate our hedges as cash flow hedges. A cash flow hedge requires that the effective portion of the change in the fair value of a derivative instrument be recognized in other comprehensive income, a component of shareholders’ equity, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the change in fair value of a derivative instrument is to be recognized in earnings in the same line in which the hedge transaction affects earnings.

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

Foreign Currency Hedges

We are exposed to fluctuations in currency exchange rates against the U.S. dollar on our results of operations and financial condition and we mitigate that exposure by entering into foreign currency forward contracts. Certain of our subsidiaries periodically enter into foreign currency forward contracts in order to hedge portions of forecasted sales or cost of sales denominated in foreign currencies with forward contracts and options, which generally expire within one year.

We designate our foreign currency forward contracts as single-purpose cash flow hedges of forecasted cash flows. Based on our formal assessment of hedge effectiveness of our foreign currency forward contracts, we determined that the impact of hedge ineffectiveness was de minimis for the quarter and nine months ended September 25, 2009 and September 26, 2008, respectively.

Bunker Fuel Hedges

We are exposed to fluctuations in bunker fuel prices on our results of operations and financial condition and mitigate that exposure by entering into bunker fuel swap agreements, which permit us to lock in bunker fuel purchase prices for up to one year. One of our subsidiaries has entered into bunker fuel swap agreements in order to hedge fuel costs incurred via our owned and chartered vessels. We designate our bunker fuel swap agreements as cash flow hedges.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

16. Derivative Financial Instruments (continued)

Certain of our derivative instruments contain provisions that require the current credit relationship between the Company and its counterparty to be maintained throughout the term of the derivative instruments. If that credit relationship changes, certain provisions could be triggered, and the counterparty could request immediate collateralization of derivative instruments in net liability position. The aggregate fair value of all derivative instruments with a credit-risk-related contingent feature that are in a liability position on September 25, 2009, is $1.3 million. As of September 25, 2009, no triggering event has occurred and thus we are not required to post collateral. If the credit-risk-related contingent features underlying these agreements were triggered on September 25, 2009, the entity would be required to post $1.3 million of collateral to its counterparty.

We had the following outstanding foreign currency forward contracts and bunker fuel swap agreements that were entered into to hedge forecasted cash flows as of September 25, 2009:

	Notional Amount
Foreign Currency Hedges:
Euro		€153.2	million
British pound		£5.1	million
Japanese yen	JPY	10,543.4	million
Brazilian real	BRL	13.5	million
Chilean peso	CLP	1,827.0	million
Polish zloty	PLN	9.3	million

Bunker Fuel Hedges:
3% U.S. Gulf Coast		168,910	barrels
3.5% Rotterdam Barge		29,000	metric tons
Singapore		16,300	metric tons

The following table reflects the fair values of derivative instruments as of September 25, 2009 (U.S. dollars in millions):

	Asset Derivatives		Liability Derivatives
Derivatives Designated as Hedging Instruments (1)(2)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Foreign exchange contracts	Prepaid expenses and other current assets	$6.0	Accounts payable and accrued expenses	$6.8

Bunker fuel swap agreements		—	Accounts payable and accrued expenses	1.3

Total		$6.0		$8.1

(1)

We expect that $1.2 million of the net fair value of hedges recognized as a gain in Accumulated Other Comprehensive Income (“AOCI”) will be transferred to earnings in the fourth quarter of 2009 and $3.3 million loss in 2010 along with the effect of the related forecasted transaction.

(2)	See Note 17, “Fair Value Measurements”, for fair value disclosures.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

16. Derivative Financial Instruments (continued)

The following table reflects the effect of derivative instruments on the Consolidated Statements of Income for the quarter and nine months ended September 25, 2009 (U.S. dollars in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Quarter ended September 25, 2009		Quarter ended September 25, 2009
Foreign exchange contracts	$(6.8)	Net sales	$0.1
Foreign exchange contracts	(0.5)	Cost of products sold	1.3
Bunker fuel swap agreements (1)	(1.3)	Cost of products sold	—

Total	$(8.6)		$1.4

	Nine months ended September 25, 2009		Nine months ended September 25, 2009
Foreign exchange contracts	$(12.1)	Net sales	$17.4
Foreign exchange contracts	4.6	Cost of products sold	0.4
Bunker fuel swap agreements (1)	(1.3)	Cost of products sold	—

Total	$(8.8)		$17.8

(1)	The ineffective portion of the loss reclassified from AOCI into income for the bunker fuel swap agreements was less than $0.1 million for the quarter and nine months ended September 25, 2009.

17. Fair Value Measurements

We measure fair value for financial instruments, such as derivatives on an ongoing basis. We measure fair value for non-financial assets, when a valuation is necessary, such as for impairment of long-lived and indefinite-lived assets when indicators of impairment exist. Fair value is measured in accordance with the ASC on “Fair Value Measurements and Disclosures”. The ASC on “Fair Value Measurements and Disclosures” defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. We adopted the provisions of “Fair Value Measurements and Disclosures” for financial instruments effective December 29, 2007, the first day of our 2008 fiscal year, and for non-financial assets effective December 27, 2008, the first day of our 2009 fiscal year.

Fair Value of Derivative Instruments

We mitigate the risk of fluctuations in currency exchange rates and bunker fuel prices on our results of operations and financial condition by entering into foreign currency cash flow hedges and bunker fuel hedges, respectively. We account for the fair value of the related forward contracts as either an asset in other current assets or a liability in accrued expenses. We use an income approach to value our outstanding foreign currency and bunker fuel cash flow hedges. An income approach consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts using current market information as of the measurement date such as foreign currency and bunker fuel spot and forward rates. Additionally, an element of default risk based on observable inputs was built into the fair value calculation.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

17. Fair Value Measurements (continued)

The following table provides a summary of the fair values of assets and liabilities measured on a recurring basis under “Fair Value Measurements and Disclosures” (U.S. dollars in millions):

	Fair Value Measurements at September 25, 2009 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency hedges, net liability		$0.8
Bunker fuel hedges, liability		1.3

	$—	$2.1	$—

In estimating our fair value disclosures for financial instruments, we use the following methods and assumptions:

Cash and cash equivalents: The carrying amount of these items approximates fair value due to their liquid nature.

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

Fair Value of Non-Financial Assets

During the quarter ended March 27, 2009, we recognized an impairment charge of $2.0 million related to the Del Monte indefinite-lived intangible of a perpetual, royalty-free brand name license due to lower than expected sales volumes and pricing in the United Kingdom in the prepared foods segment specifically related to beverage products. There was no further impairment on the U.K. beverage licenses for the quarters ended June 26, 2009 and September 25, 2009. An income-based approach was used to value the trademark intangible, which measures the fair value of an intangible asset by capitalizing the royalties saved due to ownership of the intangible asset rather than paying a rent or royalty for the use of the asset. This income-based approach referred to as the royalty savings method utilizes internal unobservable inputs such as a discounted net sales cash flow model with the application of a royalty savings rate assumption corroborated by a mix of internal and market inputs. The following is a tabular presentation of the indefinite-lived intangible asset measured on a non-recurring basis along with the level within the fair value hierarchy in which the fair value measurement in its entirety falls (U.S. dollars in millions):

	Fair Value Measurements at March 27, 2009 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Del Monte ® U.K. Beverage Trademark	$—	$—	$5.9

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

17. Fair Value Measurements (continued)

Our trademarks are valued on the basis of prepared products, specifically beverage produced and sold in the United Kingdom with a trademark carrying value at September 25, 2009 of $6.6 million and all other prepared products with a trademark carrying value at September 25, 2009 of $63.6 million. The trademarks are highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets. We estimate that a 5% decrease in the expected future cash flows from the products that utilize the trademarks and a one-percentage point increase in the discount rate used would result in an additional impairment loss of approximately $0.2 million related to these two assets.

The carrying value of the prepared food reporting unit goodwill is $73.8 million as of September 25, 2009. The fair value of the prepared reporting unit goodwill is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of this asset. We estimate that a one percentage point increase in the discount rate used coupled with a 5% decrease in future cash flows would result in an impairment loss of approximately $30.1 million related to this asset.

During the quarter ended September 25, 2009, we recorded $9.7 million in asset impairment and other charges (credits) resulting from our second quarter decision to discontinue pineapple planting in Brazil and our subsequent decision, during the third quarter, to not use certain property, plant and equipment as originally intended for other crop production. We estimated the fair value of the underlying assets by using a combination of the market approach and the cost approach. The cost approach is based on the amount that currently would be required to replace the service capacity of the assets. The market approach uses prices and other relevant information generated by market transactions involving comparable assets. We used a combination of observable inputs primarily based on appraisals and unobservable inputs using market participant assumptions to estimate the fair value of the underlying assets. Due to the weight of the unobservable inputs used, we classify the fair value of these assets within level 3 of the fair value hierarchy.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are one of the world’s leading vertically integrated producers, marketers and distributors of high-quality fresh and fresh-cut fruit and vegetables, as well as a leading producer and marketer of prepared fruit and vegetables, juices, beverages and snacks in Europe, Africa and the Middle East. We market our products worldwide under the DEL MONTE® brand, a symbol of product innovation, quality, freshness and reliability since 1892. Our global sourcing and logistics system allows us to provide regular delivery of consistently high-quality produce and value-added services to our customers. Our major producing operations are located in North, Central and South America, Asia and Africa. Production operations are aggregated on the basis of our products: bananas, other fresh produce, prepared foods and other products and services. Other fresh produce includes pineapples, melons, non-tropical fruit (including grapes, apples, pears, peaches, plums, nectarines, apricots, avocados, citrus and kiwis), fresh-cut products, tomatoes, strawberries and other fruit and vegetables. Prepared foods include prepared fruit and vegetables, juices, beverages, snacks and a poultry and processed meat business. Other products and services include a third-party ocean freight business, a plastic product business and a grain business.

Liquidity and Capital Resources

Net cash provided by operating activities was $269.9 million for the first nine months of 2009 as compared to $245.9 million for the first nine months of 2008. The increase in cash provided by operating activities was principally attributable to changes in operating assets and liabilities, which were primarily comprised of lower levels of accounts receivable and inventory balances, partially offset by higher payments for accounts payable and accrued expenses.

Working capital was $494.2 million at September 25, 2009 compared with working capital of $200.2 million at December 26, 2008. The increase in working capital of $294.0 million was primarily attributable to the classification of the borrowings under the New Credit Facility as long-term debt as of September 25, 2009 compared with the classification of borrowings under the Credit Facility (as defined below) as current as of December 26, 2008, partially offset by lower levels of accounts receivable, inventories and prepaid expenses and other current assets.

Net cash used in investing activities for the first nine months of 2009 was $50.8 million compared with $469.9 million for the first nine months of 2008. Net cash used in investing activities for the first nine months of 2009 consisted of capital expenditures of $63.2 million, partially offset by proceeds from sales of assets of $12.4 million. Capital expenditures for the first nine months of 2009 were primarily for distribution centers in Saudi Arabia and expansion of production facilities in Costa Rica, Guatemala, Chile and the Philippines related to the banana and other fresh produce segments. Proceeds from sale of assets for the first nine months of 2009 consisted primarily of the sale of four refrigerated vessels that were scrapped.

Net cash used in investing activities for the first nine months of 2008 consisted of the purchase of subsidiaries, net of cash acquired of $414.1 million and capital expenditures of $72.3 million, partially offset by proceeds from sales of assets of $16.5 million. Purchase of subsidiaries related to the acquisition of Caribana. Capital expenditures for the first nine months of 2008 were primarily for expansion of production facilities in Jordan, the Philippines, Guatemala, Costa Rica and Brazil and for distribution centers in Saudi Arabia, Germany and South Korea. Proceeds from sales of assets for the first nine months of 2008 consisted primarily of the sale of under-utilized properties in South America.

Net cash used in financing activities for the first nine months of 2009 was $207.7 million compared with net cash provided by financing activities of $224.7 for the first nine months of 2008. Net cash used in financing activities for the first nine months of 2009 consisted primarily of net repayments on long-term debt of $204.7 million. Net cash provided by financing activities for the first nine months of 2008 consisted of net proceeds from long-term debt of $207.5 million and $21.8 million of cash proceeds received from stock options exercised.

During the first six months of 2009 we financed our working capital and other liquidity requirements primarily through cash from operations and borrowings under a credit facility administered by Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch, which we refer to as Rabobank (the “Credit Facility”). The Credit facility included a revolving commitment of $600.0 million expiring November 10, 2009 and a term loan commitment (the “Term Loan”).

On July 17, 2009, we refinanced and replaced the Credit Facility (including the Term Loan) with a $500 million senior-secured revolving credit facility (the “ New Credit Facility”) with Rabobank Nederland, New York Branch, as administrative agent and lead arranger. The New Credit Facility has a 3.5 year term, with a scheduled maturity date of January 17, 2013. The New Credit Facility includes a swing line facility and a letter of credit facility with a $100 million sublimit. Borrowings under the New Credit Facility bears interest at a spread over the London Interbank Offer Rate (“LIBOR”) that varies with our leverage ratio. The New Credit Facility is collateralized directly or indirectly by substantially all of our assets and is guaranteed by certain of our subsidiaries. At September 25, 2009, we had $297.0 million outstanding under the New Credit Facility bearing interest at 3.25%.

The New Credit Facility requires us to be in compliance with financial and other covenants, including limitations on capital expenditures, the amount and types of liens and indebtedness, material asset sales and mergers. As of September 25, 2009, we were in compliance with all of the financial and other covenants contained in the New Credit Facility.

At September 25, 2009, we had $199.4 million available under committed working capital facilities, primarily under the New Credit Facility. At September 25, 2009, we applied $18.4 million to the letter of credit facility, comprised primarily of certain contingent obligations and other governmental agencies guarantees combined with guarantees for purchases of raw materials and equipment. We also had $3.0 million in other letters of credit not included in the letter of credit facility.

As of September 25, 2009, we had $314.4 million of long-term debt and capital lease obligations, including the current portion, consisting of $297.0 million outstanding under the New Credit Facility, $7.0 million of capital lease obligations and $10.4 million of other long-term debt.

Based on our operating plan combined with our borrowing capacity under our New Credit Facility, we believe we will have sufficient resources to meet our cash obligations in the foreseeable future.

As of September 25, 2009, we had cash and cash equivalents of $38.8 million.

As a result of the previously announced closure of our Hawaii pineapple operations, the closure of an under-utilized facility in the United Kingdom and the discontinuance of commercial cargo service in Europe, we paid approximately $1.4 million in termination benefits and contractual obligations during the first nine months of 2009. We expect to make additional payments of approximately $1.3 million during the remainder of 2009 and $2.5 million in 2010 and thereafter related to these matters. These cash outlays will be funded from operating cash flows and available borrowings under credit facilities.

The fair value of our derivatives changed from a net asset of $7.1 million as of December 26, 2008, to a net liability of $2.2 million as of September 25, 2009, primarily related to our foreign currency cash flow hedges as a result of the weakening of the U.S. dollar relative to the euro and British pound and the strengthening of the U.S. dollar relative to the Japanese yen. We also entered into bunker fuel derivatives of which the fair valuation comprised $1.3 million of the net liability as of September 25, 2009. We expect that $1.2 million net assets outstanding will be transferred to earnings in 2009, offset by $3.3 million in net liability outstanding, which will be transferred to earnings in 2010, along with the earnings effect of the related forecasted transaction for each year.

Results of Operations

The following tables present for each of the periods indicated (i) net sales by geographic region and (ii) net sales and gross profit (loss) by product category, and in each case, the percentage of the total represented thereby:

Net sales by geographic region:

	Quarter ended				Nine months ended
	September 25, 2009		September 26, 2008		September 25, 2009		September 26, 2008

North America	$357.3	47%	$397.8	48%	$1,270.7	48%	$1,251.9	46%
Europe	210.4	27%	234.9	28%	728.8	28%	834.2	31%
Asia	95.7	12%	88.5	11%	335.9	13%	306.1	11%
Middle East	88.7	12%	69.4	8%	222.6	8%	204.2	8%
Other	14.1	2%	42.3	5%	66.3	3%	103.6	4%

Total	$766.2	100%	$832.9	100%	$2,624.3	100%	$2,700.0	100%

Product net sales and gross profit (loss):

	Quarter ended
	September 25, 2009				September 26, 2008
	Net Sales		Gross Profit (Loss)		Net Sales		Gross Profit (Loss)
Banana	$350.9	46%	$14.0	20%	$332.7	40%	$23.7	30%
Other fresh produce	311.0	41%	44.0	64%	354.5	43%	45.3	57%
Prepared food	85.5	11%	14.0	20%	102.4	12%	13.3	17%
Other products and services	18.8	2%	(3.0)	-4%	43.3	5%	(3.3)	-4%

Total	$766.2	100%	$69.0	100%	$832.9	100%	$79.0	100%

	Nine months ended
	September 25, 2009				September 26, 2008
	Net Sales		Gross Profit (Loss)		Net Sales		Gross Profit
Banana	$1,125.5	43%	$105.0	43%	$1,054.3	39%	$95.4	35%
Other fresh produce	1,176.1	45%	98.9	41%	1,218.0	45%	139.4	50%
Prepared food	248.0	9%	41.8	17%	318.8	12%	38.6	14%
Other products and services	74.7	3%	(1.9)	-1%	108.9	4%	2.1	1%

Total	$2,624.3	100%	$243.8	100%	$2,700.0	100%	$275.5	100%

Third Quarter 2009 Compared with Third Quarter 2008

Net Sales. Net sales for the third quarter of 2009 were $766.2 million compared with $832.9 million for the third quarter of 2008. The decrease in net sales of $66.7 million was attributable to lower net sales of other fresh produce, other products and services and prepared foods, partially offset by higher net sales of bananas.

•	Net sales in the other fresh produce segment decreased by $43.5 million principally as a result of lower net sales of pineapples, melons, tomatoes and potatoes.

•

Net sales of pineapples decreased principally as a result of anticipated reductions in pineapple supplies sourced from Costa Rica, which resulted in lower sales volume in North America combined with lower per unit sales prices in Europe and North America as a result of the challenging global economic conditions.

•	Net sales of melons decreased principally as a result of lower sales volume resulting from our decision to reduce purchases from independent growers in North America due to low profit margins.

•	Net sales of tomatoes and potatoes decreased principally as a result of lower sales volume resulting from unfavorable market conditions.

•	Net sales in the other products and services segment decreased by $24.5 million principally due to lower commodity selling prices affecting our Argentine grain business.

•

Net sales in the prepared food segment decreased by $16.9 million principally due to lower sales volume of canned pineapples, beverage and deciduous products due to poor market conditions as a result of the current challenging economic conditions and unfavorable exchange rates, partially offset by a 3% increase in per unit sales prices.

•

Net sales of bananas increased by $18.2 million principally due to higher sales volume in the Middle East and Asia and higher per unit sales prices in Europe, partially offset by lower sales volume in North America.

•	Banana sales volume in the Middle East region increased by 48% as a result of strong demand and additional shipments from our Central America operations.

•	Asia sales volume increased principally due to strong demand combined with higher production volumes due to favorable growing conditions.

•	Europe per unit sales prices of bananas increased principally as a result of higher overall local sales prices, partially offset by unfavorable exchange rates.

•	North America banana sales decreased due to a 4% reduction in sales volume.

Cost of Product Sold. Cost of products sold was $697.2 million for the third quarter of 2009 compared with $753.9 million for the third quarter of 2008, a decrease of $56.7 million. This decrease in cost of products sold was primarily attributable to lower sales volume combined with lower ocean freight rates that resulted from lower fuel costs and lower production costs.

Gross Profit. Gross profit was $69.0 million for the third quarter of 2009 compared with $79.0 million for the third quarter of 2008, a decrease of $10.0 million. The decrease in gross profit was primarily attributable to lower gross profit on bananas and other fresh produce, partially offset by higher gross profit on prepared food and other products and services.

•

Gross profit in the banana segment decreased by $9.7 million primarily as a result of increased fruit costs as a result of higher procurement costs. On a worldwide basis, bananas per unit sales prices increased 4% and total per unit costs increased 8%.

•

Gross profit in the other fresh produce segment decreased by $1.3 million principally due to lower gross profit on pineapples that resulted from lower sales volume in North America and lower per unit sales prices in North America and Europe, partially offset by higher gross profit on fresh-cut fruit and non-tropical fruit that resulted primarily from improved operational efficiencies in North America and lower costs.

•	Gross profit in the prepared food segment increased by $0.7 million principally due to lower production and freight costs combined with higher selling prices.

•

Gross loss in the other products and services segment decreased $0.3 million principally due to lower costs from third-party freight services, partially offset by lower gross profit on the Argentine grain business.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.0 million from $41.3 million in the third quarter of 2008 to $43.3 million for the third quarter of 2009. The increase is primarily due to higher employee benefits and marketing expenses in Europe.

Asset Impairment and Other Charges (Credits), Net. Asset impairment and other charges (credits), net of $10.0 million were recorded during the third quarter of 2009 as compared with a credit of $(0.2) million during the third quarter of 2008. Asset impairment and other charges, net for the third quarter of 2009 related principally to asset impairments of $9.7 million as a result of our decision to discontinue pineapple planting in Brazil during the second quarter and our subsequent decision during the third quarter to not use certain property, plant and equipment as originally intended for other crop production. Asset impairments and other charges for the third quarter of 2009, also included $1.1 million in one-time termination benefits and contract termination costs resulting from our decision to discontinue our commercial cargo service in Europe and a credit of $0.8 million for reversals of contract termination costs previously recorded related to the closure of an under-utilized distribution center in the United Kingdom. The Brazil asset impairment charges are related to the other fresh produce segment and the remaining asset impairment and other charges are principally related to the banana segment.

Asset impairment and other charges (credits), net for the quarter ended September 26, 2008 included an insurance reimbursement of $1.0 million related to flood damage in our Brazil banana operations and net gains of $1.0 million related to the other fresh produce segment as a result of the decision to exit all production activities in Hawaii in 2006, partially offset by $1.8 million of contract termination costs in the United Kingdom principally related to the banana segment.

Operating Income. Operating income for the third quarter of 2009 decreased by $22.2 million from $37.9 million in the third quarter of 2008 to $15.7 million for the third quarter of 2009. The decrease in operating income was due to lower gross profit, higher asset impairments and other charges, net, combined with higher selling, general and administrative expenses.

Interest Expense. Interest expense decreased by $1.3 million from $4.1 million for the third quarter of 2008 to $2.8 million for the third quarter of 2009, reflecting lower average debt balances and lower interest rates.

Other Income (Expense), Net. Other income (expense), net was $3.4 million for the third quarter of 2009 as compared with expense of $(2.3) million for the third quarter of 2008, an increase of $5.7 million. This increase in other income (expense), net was principally attributable to foreign exchange gains during the third quarter of 2009 as compared with foreign exchange losses during the third quarter of 2008.

Provision (Benefit) for Income Taxes. Provision (benefit) for income taxes was a benefit of $12.8 million for the third quarter of 2009 as compared with a provision of $2.6 million for the third quarter of 2008. The benefit for income taxes of $12.8 million for the third quarter of 2009 related principally to $8.3 million of net changes in the deferred tax valuation allowance due to expected utilization of deferred tax assets.

First Nine Months of 2009 Compared with First Nine Months of 2008

Net Sales. Net sales for the first nine months of 2009 were $2,624.3 million compared with $2,700.0 million for the first nine months of 2008. The decrease in net sales of $75.7 million was primarily attributable to lower net sales of prepared food, other fresh produce and other products and services, partially offset by higher net sales of bananas.

•

Net sales in the prepared food segment decreased by $70.8 million principally due to lower sales volume of canned pineapples, beverage and deciduous products due to poor market conditions as a result of the current challenging economic conditions and unfavorable exchange rates.

•

Net sales in the other fresh produce segment decreased by $41.9 million principally as a result of lower net sales of tomatoes, fresh-cut products, non-tropical fruit and pineapples, partially offset by higher net sales of melons.

•	Net sales of tomatoes decreased primarily due to lower sales volume resulting from challenging market conditions.

•	Net sales of fresh-cut products decreased primarily due to product rationalization.

•

Net sales of pineapples decreased principally as a result of lower per unit sales prices in Europe and North America as a result of current unfavorable economic conditions combined with unfavorable exchange rates in Europe.

•	Net sales of non-tropical fruit decreased principally as a result of lower sales volume of grapes and lower per unit sales prices on apples, partially offset by higher sales volume of avocados.

•

Net sales of melons increased as a result of higher sales volume that resulted principally from improved yields and increased production from Company-operated facilities in Central America, partially offset by a 8% decrease in per unit sales prices.

•	Net sales in the other products and services segment decreased by $34.2 million principally due to lower commodity selling prices affecting our Argentine grain business.

•	Net sales of bananas increased by $71.2 million principally as a result of higher per unit sales prices in all regions with sales volume relatively the same as in prior year.

Cost of Products Sold. Cost of products sold was $2,380.5 million for the first nine months of 2009 compared with $2,424.5 million for the first nine months of 2008, a decrease of $44.0 million. This decrease in cost of products sold was primarily attributable to lower ocean freight rates and distribution costs that resulted from lower fuel prices, partially offset by a charge of $17.1 million related to growing crop inventory as a result of our decision to discontinue pineapple planting in Brazil.

Gross Profit. Gross profit was $243.8 million for the first nine months of 2009 compared with $275.5 million for the first nine months of 2008, a decrease of $31.7 million. The decrease in gross profit was attributable to lower gross profit on other fresh produce and other products and services, partially offset by higher gross profit on bananas and prepared food.

•

Gross profit in the other fresh produce segment decreased by $40.5 million principally due to lower gross profit on pineapples that resulted from a charge of $17.1 million as described above, combined with lower per unit sales prices principally in North America and Europe as a result of poor market conditions combined with lower gross profit on melons that resulted from lower per unit sales prices as a result of higher industry volumes. Partially offsetting these decreases in gross profit in the other fresh produce segment was higher gross profit on fresh-cut products as a result of lower per unit costs and improved efficiencies in North America.

•

Gross profit (loss) in the other products and services segment decreased by $4.0 million primarily due to lower gross profit in our Argentine grain business resulting from lower commodity selling prices.

•

Gross profit on bananas increased by $9.6 million principally due to higher per unit selling prices in all regions and lower ocean freight costs, partially offset by higher fruit procurement and distribution costs.

•	Gross profit on the prepared food segment increased by $3.2 million primarily due to lower production and freight costs combined with higher selling prices.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.9 million from $123.5 million for the first nine months of 2008 to $122.6 million for the first nine months of 2009. The decrease was primarily due to lower advertising and promotional expenses in Europe.

Asset Impairment and Other Charges, Net. Asset impairment and other charges, net of $11.5 million were recorded during the first nine months of 2009 compared with $16.0 million for the first nine months of 2008.

Asset impairment and other charges, net for the first nine months of 2009 included a $10.7 million in asset impairment charges related to our decision to discontinue pineapple planting in Brazil and our decision to not use certain property, plant and equipment as originally intended for other crop production, $1.1 million in one-time termination benefits and contract termination costs resulting from our decision to discontinue our commercial cargo service in Germany, a $2.0 million impairment charge of the DEL MONTE ®

perpetual, royalty-free brand name license for beverage products in the United Kingdom due to lower than expected sales volume and pricing, partially offset by $2.3 million in reversals of contract termination costs previously recorded related to the to the closure of an under-utilized distribution center in the United Kingdom and the previously announced closing of our Hawaii pineapple operations.

Asset impairment and other charges, net for the first nine months of 2008 principally included asset impairments of $8.5 million related to the flood damage in our Brazil banana operations, $9.5 million related to the closure of under-utilized distribution centers in the United Kingdom related to the banana segment and the closure of the beverage production operation in the United Kingdom related to the prepared food segment and a net gain of $2.1 million related to the other fresh produce segment as a result of the exit from pineapple production activities in Hawaii. This net gain consisted principally of amortization of prior service credits for the U.S.- based post-retirement health plan that resulted from employee turnover and actuarial gains.

Operating Income. Operating income for the first nine months of 2009 decreased by $26.3 million to $109.7 million compared with $136.0 million for the first nine months of 2008. The decrease in operating income was principally due to lower gross profit, partially offset by lower asset impairment and other charges and selling, general and administrative expenses.

Interest Expense. Interest expense decreased by $1.1 million to $8.9 million for the first nine months of 2009 compared with $10.0 million for the first nine months of 2008, principally due to lower interest rates, partially offset by the write-off of debt issuance cost related to the refinancing of the Term Loan previously being amortized through May 10, 2011.

Other Income (Expense), Net. Other income, net was $2.5 million for the first nine months of 2009 as compared with income of $12.0 million for the first nine months of 2008. The decrease in other income (expense), net was principally attributable to foreign exchange losses during the first nine months of 2009 as compared with foreign exchange gains during the first nine months of 2008.

Provision (Benefit) for Income Taxes. Provision (benefit) for income taxes was a benefit of $13.8 million for the first nine months of 2009 as compared with a provision of $5.0 million for the first nine months of 2008. The benefit for income taxes of $13.8 million for the first nine months of 2009 related principally to $8.3 million of net changes in the deferred tax valuation allowance due to expected utilization of deferred tax assets combined with the settlement of certain tax positions in connection with an audit.

Fair Value Measurements

Our DEL MONTE ® perpetual, royalty-free brand name licenses are valued on the basis of prepared products, specifically beverage products produced and sold in the United Kingdom with a carrying value of $6.6 million as of September 25, 2009 and all other prepared products with a carrying value of $63.6 million as of September 25, 2009. We recorded an impairment charge of $2.0 million related to the U.K. beverage licenses during the first quarter of 2009 in the prepared foods segment. There were no further impairment for the quarters ended June 26, 2009 and September 25, 2009. In order to measure fair value of these assets, an income-based approach was used, which measures the fair value by capitalizing the royalties saved due to ownership of the asset rather than paying a rent or royalty for the use of the asset. This income-based approach referred to as the royalty savings method utilizes internal unobservable inputs such as a discounted net sales cash flow model with the application of a royalty savings rate assumption corroborated by a mix of internal and market inputs.

The trademarks are highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets. We estimate that a 5% decrease in the expected future cash flows from the products that utilize the trademarks and a one-percentage point increase in the discount rate used would result in an additional impairment loss of approximately $0.2 million related to these two assets.

The carrying value of the prepared food reporting unit goodwill is $73.8 million as of September 25, 2009. The fair value of the prepared reporting unit goodwill is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of this asset. We estimate that a one-percentage point increase in the discount rate used, coupled with a 5% decrease in future cash flows, would result in an impairment loss of approximately $30.1 million related to this asset.

During the quarter ended September 25, 2009, we recorded $9.7 million in asset impairment and other charges (credits) resulting from our second quarter decision to discontinue pineapple planting in Brazil and our subsequent decision, during the third quarter, to not use certain property, plant and equipment as originally intended for other crop production. We estimated the fair value of the underlying assets by using a combination of the market approach and the cost approach. The cost approach is based on the amount that currently would be required to replace the service capacity of the assets. The market approach uses prices and other relevant information generated by market transactions involving comparable assets. We used a combination of observable inputs primarily based on appraisals and unobservable inputs using market participant assumptions to estimate the fair value of the underlying assets. Due to the weight of the unobservable inputs used, we classify the fair value of these assets within level 3 of the fair value hierarchy.

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

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 25, 2009. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the quarter ended September 25, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 12, “Commitments and Contingencies”, to the consolidated financial statements, Part I, Item 1 included herein.

Item 1A.	Risk Factors

There have been no material changes in the risk factors from the information provided in Item 1A. Risk Factors of our annual report on Form 10-K/A for the year ended December 26, 2008.

Item 6.	Exhibits

10.1	Second Amended and Restated Credit Agreement dated as of July 17, 2009 (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 20, 2009).

10.2*	First Amendment to Second Amended and Restated Credit Agreement dated as of October 8, 2009.

31.1*	Certification of Chief Executive Officer filed pursuant to 17 CFR 240.13a-14(a).

31.2*	Certification of Chief Financial Officer filed pursuant to 17 CFR 240.13a-14(a).

32*	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 17 CFR 240.13a-14(b) and 18 U.S.C. Section 1350.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fresh Del Monte Produce Inc.

Date: October 27, 2009	By:	/s/ Hani El-Naffy
Hani El-Naffy
President & Chief Operating Officer

	By:	/s/ Richard Contreras
Richard Contreras
Senior Vice President & Chief Financial Officer

Exhibit Index

Exhibit No.	Description

10.1	Second Amended and Restated Credit Agreement dated as of July 17, 2009 (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 20, 2009).

10.2	First Amendment to Second Amended and Restated Credit Agreement dated as of October 8, 2009.

31.1	Certification of Chief Executive Officer filed pursuant to 17 CFR 240.13a-14(a).

31.2	Certification of Chief Financial Officer filed pursuant to 17 CFR 240.13a-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 17 CFR 240.13a-14(b) and 18 U.S.C. Section 1350.