Form 10-K
period 2010-01-01
FRESH DEL MONTE PRODUCE INC
filed 2010-03-02
CIK 1047340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2010

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of Ordinary Shares held by non-affiliates at June 26, 2009, the last business day of the registrant’s most recently completed second quarter, and was $692,624,994 based on the number of shares held by non-affiliates of the registrant and the reported closing price of Ordinary Shares on June 26, 2009 of $16.51. The registrant does not have non-voting common stock outstanding.

As of February 22, 2010, there were 63,600,150 Ordinary Shares of Fresh Del Monte Produce Inc. issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the 2010 Annual General Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year are incorporated by reference in Part III of this report.

Forward-Looking Statements

In this Annual Report (the “Report”), references to “$” and “dollars” are to United States dollars. References in this Report to Fresh Del Monte, “we”, “our” and “us” refer to Fresh Del Monte Produce Inc. and its subsidiaries, unless the context indicates otherwise. Percentages and certain amounts contained herein have been rounded for ease of presentation. Any discrepancies in any table between totals and the sums of amounts listed are due to rounding. As used herein, references to years ended 2007 through 2009 are to fiscal years ended December 28, 2007, December 26, 2008 and January 1, 2010, respectively.

This Report, information included in future filings by us and information contained in written material, press releases and oral statements, issued by or on behalf of us contains, or may contain, statements that constitute forward-looking statements in particular, information in Item 1. Business and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trend Information, contained in this Report. In this Report, these statements appear in a number of places and include statements regarding the intent, beliefs or current expectations of us or our officers (including statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates” or similar expressions) with respect to various matters, including our plans and future performance.  These forward-looking statements involve risks and uncertainties.  Fresh Del Monte’s actual plans and performance may differ materially from those in the forward-looking statements as a result of various factors, including (i) the uncertain global economic environment and the timing and strength of a recovery in the markets we serve, and the extent to which adverse economic conditions continue to affect our sales volume and results, including our ability to command premium prices for certain of our principal products, or increase competitive pressures within the industry, (ii) the impact of governmental initiatives in the United States and abroad to spur economic activity, including the effects of significant government monetary or other market interventions on inflation, price controls and foreign exchange rates, (iii) our anticipated cash needs in light of our liquidity, (iv) the continued ability of our distributors and suppliers to have access to sufficient liquidity to fund their operations, (v) trends and other factors affecting our financial condition or results of operations from period to period, including changes in product mix or consumer demand for branded products such as ours, particularly as consumers remain price-conscious in the current economic environment; anticipated price and expense levels; the impact of crop disease, severe weather conditions or natural disasters, such as the recent earthquake in Chile, on crop quality and yields and on our ability to grow, procure or export our products; the impact of prices for petroleum-based products and packaging materials;  and the availability of sufficient labor during peak growing and harvesting seasons, (vi) the impact of pricing and other actions by our competitors, particularly during periods of low consumer confidence and spending levels, (vii) the impact of foreign currency fluctuations, (viii) our plans for expansion of our business (including through acquisitions) and cost savings, (ix) our ability to successfully integrate acquisitions into our operations, (x) the timing and cost of resolution of pending legal and environmental proceedings, (xi) the impact of changes in tax accounting or tax laws (or interpretations thereof), and the impact of settlements of adjustments proposed by the Internal Revenue Service or other taxing authorities in connection with our tax audits, and (xii) the cost and other implications of changes in regulations applicable to our business, including potential legislative or regulatory initiatives in the United States or elsewhere directed at mitigating the effects of climate change.  All forward-looking statements in this Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

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

History and Development of Fresh Del Monte

Our legal name is Fresh Del Monte Produce Inc., and our commercial name is Del Monte Fresh Produce. We are an exempted holding company, incorporated under the laws of the Cayman Islands on August 29, 1996. At January 1, 2010, the close of our most recent fiscal year, members of the Abu-Ghazaleh family directly owned 33.9% of our outstanding Ordinary Shares.

Our principal executive office is located at Walker House, 87 Mary Street, George Town, Grand Cayman, KY1-9002, Cayman Islands. The address of our U.S. executive office is located at Del Monte Fresh Produce Company, 241 Sevilla Avenue, Coral Gables, Florida 33134. Our telephone number at our U.S. executive office is (305) 520-8400. Our Internet address is http://www.freshdelmonte.com. The electronic version of this Annual Report on Form 10-K, along with other information about us, our operations and our results and other documents filed with the Securities and Exchange Commission (the “SEC”) can be found on our Web site. Information on our Web site is not a part of this Report on Form 10-K.

Our global business, conducted through subsidiaries, is primarily the worldwide sourcing, transportation and marketing of fresh and fresh-cut produce together with prepared food products in Europe, Africa and the Middle East. We source our fresh produce products (bananas, pineapples, melons, tomatoes, grapes, apples, pears, peaches, plums, nectarines, apricots, cherries, citrus, avocados, blueberries and kiwi) primarily from Central and South America, Africa, the Philippines, North America and Europe.  We source our prepared food products primarily from Africa, Europe and Asia.  Our products are sourced from company-owned operations, through joint venture arrangements and through supply contracts with independent producers.  We distribute our products in North America, Europe, Asia, the Middle East, Africa and South America.

On June 6, 2008, we acquired all of the shares of Desarollo Agroindustrial de Frutales, S.A., a producer of high-quality bananas in Costa Rica; all of the shares of Frutas de Exportacion, S.A., a major producer of gold pineapples in Costa Rica; and all of the shares of an affiliated sales and marketing company, collectively known as “Caribana”. The purchase price for Caribana was $405.9 million plus $2.9 million for acquisition-related expenses, financed with $88.5 million in cash on hand and drawings under our then-existing syndicated revolving credit facility. As a result of this acquisition, our land holdings in Costa Rica increased by approximately 13,000 hectares of quality farm land producing approximately 13 million boxes of bananas and 11 million boxes of gold pineapples annually. We also acquired state-of-the-art packing facilities, as well as modern farming equipment. Caribana’s extensive production area substantially increases our presence in the banana market and further strengthens our number one position in the gold pineapple market. The close proximity of Caribana’s production and packing operations to our existing farms has provided significant operating efficiencies and synergies. This transaction has enabled us to continue to capitalize on the growing global demand for fresh produce and to expand our reach into existing and new markets.

On June 27, 2008, we acquired certain operating assets, excluding land, of Melones de Costa Rica, S.A. (“MCR”). MCR is a 50%-owned unconsolidated subsidiary that produces melons for us in Costa Rica. MCR continues to own the land that is leased to us on a long-term basis.   Total area under production is approximately 2,300 hectares with an estimated annual production of three million boxes. The purchase price was $8.0 million.

During the third quarter of 2008, we acquired two additional melon operations in Guatemala. The assets acquired comprised principally farming equipment, packing sheds and materials and supplies inventory.  Total area under production is approximately 1,500 hectares producing two crops annually on leased land with an estimated annual production of 4.5 million boxes. The purchase price was $13.9 million.

Our capital expenditures totaled $84.5 million in 2009, consisting of approximately $51.4 million primarily for distribution centers in Saudi Arabia and for expansion of production facilities in Costa Rica, Guatemala, Brazil and the Philippines related to the banana segment, $27.8 million principally for expansion of our pineapple operations in Costa Rica and the Philippines, expansion of non-tropical fruit operations in Chile and expansion of fresh-cut fruit facilities in North America and the United Kingdom related to the other fresh produce segment and $5.3 million for expansion of production facilities in Jordan and Kenya related to the prepared food segment.   Our capital expenditures totaled $101.5 million in 2008, consisting of $59.4 million principally for distribution centers in Saudi Arabia and South Korea and for expansion of production facilities in the Philippines, Guatemala and Brazil related to the banana segment, $23.1 million principally for expansion of production facilities in Costa Rica, the Philippines and Chile related to the other fresh produce segment and $19.0 million principally for production facilities in Jordan and Kenya related to the prepared food segment. Our capital expenditures for 2007 consisted of $81.4 million primarily for the expansion of distribution and manufacturing facilities in the Middle East and the expansion of production facilities in Kenya, Brazil and the Philippines.  The principal capital expenditures planned for 2010 consist primarily of the expansion and improvements of production facilities in Costa Rica, Guatemala, Chile, Kenya and the Philippines, and for our distribution and fresh-cut facilities in North America and the United Kingdom.  We expect to fund our planned capital expenditures of approximately $103.0 million in 2010 through operating cash flows and borrowings under credit facilities.

Business Overview

We are one of the world’s leading vertically integrated producers, marketers and distributors of high-quality fresh and fresh-cut fruit and vegetables, as well as a leading producer and distributor of prepared fruit and vegetables, juices, beverages and snacks in Europe, Africa and the Middle East. We market our products worldwide under the DEL MONTE® brand, a symbol of product innovation, quality, freshness and reliability since 1892. Our global sourcing and logistics network allows us to provide regular delivery of consistently high-quality fresh produce, juices, beverages, processed fruit and vegetables and value-added services to our customers.

We have leading market positions in the following product categories. We believe we are:

•	the number one marketer of fresh pineapples worldwide, including our Del Monte Gold ® Extra Sweet pineapple;

•	a leading marketer of branded melons in the United States and the United Kingdom;

•	a leading marketer of branded fresh-cut fruit in the United States;

•	the third-largest marketer of bananas worldwide;

•	a leading re-packer of tomatoes in the United States;

•	a leading year-round marketer of branded grapes in the United States;

•	a leading marketer of branded non-tropical fruit in selected markets; and

•	a leading marketer for canned fruit and pineapple in many Western European markets.

We source and distribute our products on a global basis. Our products are grown primarily in Central and South America, Africa and the Philippines. We also source products from North America and Europe. Our products are sourced from company-controlled farms and independent growers. We transport our fresh produce to markets using our fleet of 16 owned and 17 chartered refrigerated vessels, and we operate four port facilities in the United States. At year end 2009, we operated 44 distribution centers, generally with cold storage and banana ripening facilities in our key markets worldwide, including the United States, the United Kingdom, Germany, Japan, South Korea, Hong Kong, Poland, the United Arab Emirates and Saudi Arabia. We also operate 13 fresh-cut facilities in the United States, the United Kingdom, Japan and the United Arab Emirates, some of which are located within our distribution centers. Through our vertically integrated network, we manage the transportation and distribution of our products in a continuous temperature-controlled environment. This enables us to preserve quality and freshness, and to optimize product shelf life, while ensuring timely and year-round distribution. Furthermore, our position as a volume producer and shipper of bananas allows us to lower our average per-box logistics cost and to provide regular deliveries of our premium fresh fruit to meet the increasing demand for year-round supply.

We market and distribute our products to retail stores, food clubs, wholesalers, distributors and foodservice operators in more than 100 countries around the world. North America is our largest market, accounting for 48% of our net sales in 2009. Europe, Asia and the Middle East regions are our other major markets, accounting for 28%, 12% and 9% of our net sales in 2009, respectively. Our distribution centers and fresh-cut facilities address the growing demand from supermarket chains, club stores, mass merchandisers and independent grocers to provide value-added services, including the preparation of fresh-cut produce, ripening, customized sorting and packing, just-in-time and direct-store-delivery and in-store merchandising and promotional support. Large national retail chains are increasingly choosing fewer suppliers – ones that can serve all of their needs on a national basis – and there is a significant opportunity for a company with a full fresh and fresh-cut produce line, a well-recognized brand, a consistent supply of quality produce and a national distribution network to become the preferred supplier to these large retail customers. We believe that we are uniquely positioned as a preferred supplier, and our goal is to expand on this status by increasing our leading position in fresh-cut produce, expanding our banana, pineapple and melon business and diversifying our other fresh produce selections.  In recent years, we have transformed our company from a fresh and fresh-cut produce company into a multinational prepared food company with a product line that includes prepared fruit and vegetables, juices, beverages and snacks in Europe, Africa and the Middle East.

Our strategy is focused on a combination of maximizing revenues from our existing infrastructure, entering new markets and strict cost control initiatives. We plan to continue to capitalize on the growing global demand for fresh produce and expand our reach into existing and new markets. We expect sales growth of fresh produce in key markets by increasing sales volume and per unit sales prices as permitted by market conditions. Our recent acquisitions have substantially increased our production capability of bananas, pineapples and melons and provide the potential over time for significant operating efficiencies and synergies.  In addition, our number one position in the gold pineapple market has been further strengthened.  Our strategy includes increasing volumes from existing production and distribution facilities in order to improve operating efficiencies and reduce per unit costs. We plan additional investments in growth markets, such as the Middle East, by adding distribution facilities and expanding our value-added services.

Products Sourcing and Production

Our products are grown and sourced primarily in Central and South America, Africa and the Philippines. We also source products from North America and Europe. In 2009, 49% of the fresh produce we sold was grown on company-controlled farms and the remaining 51% was acquired through supply contracts with independent growers.

We produce, source, distribute and market a broad array of fresh produce throughout the world, primarily under the DEL MONTE® brand, as well as under other proprietary brands, such as UTC® and Rosy®. We also produce, distribute and market prepared fruits and vegetables, juices, beverages and snacks under the DEL MONTE® brand, as well as other proprietary brands, such as Fruit Express™, Just Juice®, Fruitini® and other regional trademarks in Europe, Africa and the Middle East.

The following table indicates our net sales by product for the last three years:

	Year ended
	January 1,		December 26,		December 28,
	2010		2008		2007
	(U.S. dollars in millions)
Net sales by product category:
Banana	$1,510.9	43%	$1,420.2	40%	$1,199.0	35%
Other fresh produce:
Gold pineapples	475.6	14%	458.2	13%	428.7	13%
Fresh-cut produce	314.8	9%	319.2	9%	328.8	10%
Non-tropical fruit	278.6	8%	286.1	8%	273.8	8%
Melons	242.1	7%	221.1	6%	250.9	7%
Tomatoes	120.0	3%	140.0	4%	156.9	5%
Vegetables	68.4	2%	78.8	2%	107.1	3%
Other fruit	52.0	1%	56.4	2%	68.7	2%
Total other fresh produce	1,551.5	44%	1,559.8	44%	1,614.9	48%
Prepared food	337.4	10%	412.4	12%	429.4	13%
Other products and services	96.6	3%	138.6	4%	122.2	4%
Total	$3,496.4	100%	$3,531.0	100%	$3,365.5	100%

See Note 23, “Business Segment Data”, to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data for further information.

Bananas

Bananas are the leading internationally traded fresh fruit in terms of volume and dollar sales and the best-selling fresh fruit in the United States.  Europe and North America are the world’s largest banana markets and Asia is the third largest market. According to the latest published statistics from the Food and Agriculture Organization of the United Nations (“FAO”), in 2007, Europe, North America, Asia and the Middle East consumed 17.8, 9.9, 4.0 and 1.7 billion pounds of bananas, respectively. Bananas are a key produce department product due to their high turnover and the premium margins realized by grocers.

Bananas have a relatively short growing cycle and are grown in tropical locations with humid climates and heavy rainfall, such as Central and South America, the Caribbean, the Philippines and Africa. Bananas are grown throughout the year in these locations, although demand and prices fluctuate based on the relative supply of bananas and the availability of seasonal and alternative fruit.

We believe that we are the world’s third-largest marketer of bananas, based on internally generated data.  Our banana sales in North America, Europe, Asia and the Middle East accounted for approximately 41%, 28%, 21% and 10% of our net sales of bananas in 2009, respectively. We produced 39% of the banana volume we sold in 2009 on company-controlled farms, and we purchased the remainder from independent growers. As a result of our Caribana acquisition, on an annualized basis, we have increased our total company-controlled banana volume by approximately 27%.

Bananas are the best-selling fresh produce item, as well as a high-margin product for many of our customers. Accordingly, our ability to provide our customers with a year-round supply of high-quality DEL MONTE® bananas is important to maintaining our existing customer relationships and attracting new customers. Our position as a volume shipper of bananas has also allowed us to make regular shipments of a wide array of other fresh produce, such as pineapples, melons and plantains, reducing our average per-box logistics costs and maintaining higher quality produce with a longer shelf life.

We produce bananas on company-controlled farms in Costa Rica, Guatemala, Brazil, Cameroon and the Philippines and we purchase bananas from independent growers in Costa Rica, Ecuador, Colombia, Guatemala, the Philippines and India. Although our supply contracts are primarily long-term, we also make purchases in the spot market, primarily in Ecuador. In Ecuador and Costa Rica, there are minimum export prices for the sale of bananas, which are established by the respective governments and reviewed by them on a periodic basis.

Due in part to limitations in the Philippines on foreign ownership of land, we purchase the majority of bananas in the Philippines through long-term contracts with independent growers. Approximately 76% of our Philippine-sourced bananas are supplied by one grower, representing 15% of the supplier’s industry volume in 2009.  In the Philippines, we have leased approximately 3,000 hectares of land where we have planted Highland bananas for the Asia market.

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

 The premium pineapples, such as our Del Monte Gold® Extra Sweet pineapple, which has enhanced taste, golden shell color, bright yellow flesh and higher vitamin C content, has replaced the Champaka and other traditional pineapple varieties in popularity and demand and has led to increased competition.

We believe we are the market leader of fresh pineapples worldwide, based on internally generated data.  This market share excludes the pineapple we sell in the fresh-cut format.  Pineapple sales in North America, Europe, Asia and the Middle East accounted for 49%, 35%, 13% and 3% of our net sales of pineapples in 2009, respectively.  From 1996 to 2009, our volume of the Del Monte Gold® Extra Sweet pineapple increased from two and a half million boxes to 27.6 million boxes. Our pineapple volume has increased by 11% this year.  Based on FAO data, for the 10-year period from 1997 to 2007, the volume of pineapple sales in the United States, Europe, Asia and the Middle East has increased by 250%, 203%, 74% and 634%, respectively. We believe that a substantial portion of this growth is due to our introduction of the Del Monte Gold® Extra Sweet pineapple. As a result of our recent Caribana acquisition and our continued expansion of existing pineapple operations, we expect to continue to increase the sales volume of our extra sweet pineapples in the near future with extra sweet pineapples grown in Costa Rica and the Philippines.

The principal production and procurement areas for our gold pineapples are Costa Rica and the Philippines. Given the complexity of pineapple cultivation relative to our bananas, a higher percentage of the fresh pineapples we sell (84% by volume in 2009) are produced on company-controlled farms. Our Caribana acquisition has increased our total company-controlled Del Monte Gold® Extra Sweet pineapple volume by approximately 29% on an annualized basis.

Fresh-Cut Produce

Fresh-cut produce first gained prominence in many U.S. and European markets with the introduction of washed and cut vegetables. While packaged salads continue to lead the category of fresh-cut produce sales, the category has expanded significantly to include gold extra sweet pineapple, melons, mango, grapes, citrus and assorted vegetable produce items that are washed, cut and packaged in a ready-to-use form. Market expansion has been driven largely by consumer demand for fresh, healthy and ready-to-eat food alternatives, as well as significant demand from foodservice operators. Within this market, we believe that there has been increasing differentiation between companies active primarily in the packaged salad market and other companies, like us, that can offer a wide variety of fresh-cut fruit and vegetable items.

The majority of fresh-cut produce is sold to consumers through retail store and club store settings, as well as non-conventional settings such as convenience stores, gas stations and airports. We believe that outsourcing by food retailers will increase, particularly as food safety regulations become more stringent and retailers demand more value-added services. This trend should benefit large branded suppliers like us, who are better positioned to invest in fresh-cut facilities and to service regional and national chains and foodservice operators, as well as supercenters, mass merchandisers and club stores. We also believe that large branded suppliers benefit from merchandising, branding and other marketing strategies for fresh-cut products, similar to those used for branded processed food products, which depend substantially on product differentiation.

We believe that the fresh-cut produce market continues to be one of the fastest-growing categories in the fresh produce segment, largely due to consumer trends favoring healthy and conveniently packaged ready-to-eat foods. We established a platform in this industry through acquisitions and by building upon our existing fresh-cut pineapple business. We believe that our experience in this market, coupled with our sourcing and logistics capabilities and the DEL MONTE® brand, have enabled us to achieve a leading position in this highly fragmented market. Based on the latest supermarket scan data as supplied by an independent market data provider for 2009, we believe that we are now the market leader in branded fresh-cut fruit in the United States. Our fresh-cut fruit products include pineapple, melons, grapes, citrus, apples, mango, kiwi and other fruit items. The fruit we use in our fresh-cut operations are sourced within our integrated system of company-controlled farms and from GAP-certified (good agricultural practices) independent growers. We also offer fresh-cut vegetables for prepared salads, such as coleslaw and potato salad. We purchase our vegetables for these purposes from GAP-certified independent growers in the United States and in Europe. Our purchase contracts for both fruit and vegetables are typically short-term but vary by produce item. Our fresh-cut products are sold in the United States, the United Kingdom, the Middle East and Japan.

Non-Tropical Fruit

Non-tropical fruit includes grapes, apples, pears, peaches, plums, nectarines, cherries, apricots, avocados, citrus and kiwis. Generally, non-tropical fruit grows on trees, bushes or vines that shed their leaves seasonally. Approximately 41% of our non-tropical fruit net sales are from the sale of grapes. Fresh grapes are a favorite quick, easy and healthy snack among consumers young and old. In addition to their delicious taste, a growing body of research on fresh grapes suggests that grapes may offer significant health benefits as well.  Fresh grapes are a well-known fruit worldwide, fitting into almost any lifestyle. Based on a 2009 study by the United States Department of Agriculture (“USDA”), Economic Research Service, since the 1998/99 season, fresh grape consumption has grown 20% in the United States and, on average, Americans now consume 8.5 pounds of fresh grapes each year.  Fresh grapes are also processed for the production of wine, raisins, juices and canned products. The higher production cost and higher product value of fresh grapes result from more intensive production practices than are required for grapes grown for processing. While California supplies the majority of total grape volumes, imports have made fresh grapes available year-round in the United States, with shipments mostly from Chile.  Most U.S. production is marketed from May to October.  Chilean grapes dominate the market from December to April.

Approximately 26% of our non-tropical fruit net sales are from the sale of avocados.  According to the latest published statistics from the FAO, for the 10-year period from 1997 to 2007, avocado imports to the United States have increased by 1200%.  Per capita consumption of avocados in the United Sates has also increased significantly in the last 10 years.  According to the Economic Research service of the USDA, per capita consumption of avocados was estimated to reach 3.8 pounds during the 2008/2009 season.

We sell a variety of non-tropical fruit, including all of the types referred to above.  In 2009, non-tropical fruit sales in North America, Europe, the Middle East, Asia and South America accounted for approximately 63%, 10%, 14%, 9% and 4% of our total net sales of non-tropical fruit, respectively. We obtain our supply of non-tropical fruit from company-owned farms in Chile and from independent growers in Chile, the United States, Mexico, Spain and New Zealand.  In Chile, we purchase non-tropical fruit from independent growers and also produce a variety of non-tropical fruit on approximately 5,200 acres of company-owned or leased land. Our avocados are sourced principally from Mexico.  In Spain and Mexico, we have our own sourcing operations, ensuring a consistent supply of high-quality non-tropical fruit during the growing season. Purchase contracts for non-tropical fruit are typically made on an annual basis.

Melons

Based on FAO data, for the 10-year period from 1997 to 2007, the volume of imports of cantaloupes and other melons increased in North America, Europe and the Middle East by 18%, 74% and 150%, respectively. Melons are one of the highest volume fresh produce items, and this category includes many varieties, such as cantaloupe, honeydew and watermelon. During the summer and fall growing seasons in the United States and Europe, demand is met in large part by local suppliers of unbranded or regionally branded melons. By contrast, in North America and Europe, imports significantly increase, and melons generally command premium pricing from October to May. Melons are grown in temperate and tropical locations and have a relatively short growing cycle.

We sell a variety of melons including cantaloupe, honeydew, watermelon and specialty melons, which we introduced to meet the different tastes and expectations of consumers in Europe. Cantaloupes represented over 80% of our melon sales volume in 2009. We are a significant producer and distributor of melons from October to May in North American and European regions by sourcing melons from our company-controlled farms and independent growers in Central and South America, where production generally occurs during this period.  Melons sold in North America and Europe from October to May generally command a premium price due to the relative scarcity of melons and alternative fruit. Melon sales in North America and Europe accounted for 79% and 19% of our net sales of melons in 2009, respectively. In terms of volume, we produced 81% of the melons we sold in 2009 on company-controlled farms and purchased the remainder from independent growers.

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

Tomatoes

The United States is one of the largest producers of tomatoes in the world, ranking second only to China.  Mexico and Canada are also important suppliers of fresh tomatoes within North America.   Based on “Fresh Trends”, an industry publication published in 2008, fresh tomatoes remain a top performer for food retailers, generating approximately 7.4% of a retailers produce sales.

We source our fresh tomatoes mainly from the United States, Mexico and Canada. The tomato category is highly fragmented with many suppliers, re-packers and wholesalers in various geographic regions of the United States.  As a high volume item, tomatoes are important for our network of distribution and re-packing facilities. This product category allows us to add value through leveraging our purchase volumes to reduce costs and perform the sorting, packaging and custom labeling locally, in addition to delivering on a just-in-time basis to retail chains and foodservice customers. With our fresh-cut fruit and vegetable facilities, we can add additional value by incorporating tomatoes into our consumer-packaged products.

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

Prepared Food

We have a royalty-free perpetual license to use the DEL MONTE® Trademark in connection with the production, manufacture, sale and distribution of prepared foods and beverages in over 100 countries throughout Western, Eastern and Central Europe, Africa and the Middle East. Del Monte has operated in Europe for over 75 years, is the premier brand associated with fruit-based or fruit-derived products and is the leading brand for canned fruit and pineapple in many Western European markets. Del Monte has had a presence in the United Kingdom, the largest market, since 1926 and is perceived to be a quality brand with high consumer awareness. Del Monte has a reputation with both consumers and retailers for value, quality and reliability.

We produce, distribute and market prepared pineapple, peaches, apricots, fruit cocktail, pears, tomatoes and other fruit and vegetables. Our deciduous prepared food products, which include peaches, apricots, pears and fruit cocktail are principally sourced from our own facilities in Greece and South Africa. Our tomato products are sourced from our own facilities in Greece together with independent producers in Europe and the Middle East. Our prepared pineapple products are primarily sourced from our own facility in Kenya and are also sourced from independent producers in Asia. These products are sold primarily under the DEL MONTE® label and under the buyers’ own label for major retailers. We also distribute and market beverages, including ambient juices and juice drinks as well as various snacks.   In the United Kingdom, our beverage production has been outsourced to a third party since the first quarter of 2008.  During the second quarter of 2009, we consolidated the production, distribution and sales and marketing function of our United Kingdom beverages with this same third party.  We believe that outsourcing these functions will reduce costs and increase our competitiveness.  We also produce and market industrial products that are composed of fruit that has been processed in our production facilities in the form of purees, pulps and concentrates for further processing (yogurt, cake manufacture, pizza, etc.) and for sale to the foodservice industry worldwide. We expect to continue investing in new product development to increase revenue, defend our premium price position and maintain market leadership in our product categories. In recent years, we have expanded our offerings in the snack category by offering multiple varieties and sizes of fruit in plastic pots and various frozen juice stick bars products, targeting the convenience store and foodservice trade in selected European and Middle East markets.

Our prepared food segment also includes our Jordanian food business. This business includes a state-of-the-art vertically integrated poultry business, including poultry farms, a grain mill, a slaughterhouse and a meat processing plant in Jordan. Our Jordanian poultry business is the leading provider of poultry products to retail stores and foodservice operators in that country. The newly established meat processing operation provides meat products for the Jordanian market and to other Middle East and African markets.

Other Products and Services

Our other products and services include our third-party ocean freight business, our third-party plastics and box manufacturing business and our Argentine grain business. Our third-party ocean freight business allows us to generate incremental revenue on vessels’ return voyages to our product sourcing locations and when space is available on outbound voyages to our major markets, which reduces our overall shipping costs.  During the fourth quarter of 2009, as a result of unfavorable economic conditions, we eliminated our third-party ocean freight service from North Europe to the Caribbean.  Our plastics and box manufacturing business produces bins, trays, bags and boxes. Although this business is intended mainly to satisfy internal packaging requirements, we also sell these products to third parties.

In addition, we grow grain on leased farms in Argentina, including soybean, wheat and rice. We own and operate grain silos in Argentina for the storage of our grain and that grown by third parties, which may be held for future sales.

Logistics Operations

We market and distribute our products to retail stores, foodservice operators, wholesalers and distributors in more than 100 countries around the world. As a result, we conduct complex logistics operations on a global basis, transporting our products from the countries in which they are grown to the many markets in which they are sold worldwide. Maintaining fruit at the appropriate temperature is an important factor in preventing premature ripening and optimizing product quality and freshness. Consistent with our reputation for high-quality fresh produce, we must preserve our fresh fruit in a continuous temperature-controlled environment, beginning with the harvesting of the fruit in the field through its distribution to our end markets.

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

We transport our fresh produce to markets worldwide using our fleet of 16 owned and 17 chartered refrigerated vessels.  During 2009, we sold five of our older, less efficient vessels and entered into 10-year agreements to charter four new Japanese-built vessels.  These vessels are capable of carrying approximately 430,000 40-pound boxes of palletized and containerized fruit.  Two of these new vessels were put into service during the fourth quarter of 2009 and the remaining two are scheduled for delivery during the first half of 2010.  We believe that our fleet of owned vessels, combined with longer-term charters, is effective in reducing our ocean freight costs and mitigates our exposure to the volatility of the charter market.  We also operate a fleet of approximately 6,100 refrigerated containers, which are 43% owned or under capital leases, and the remaining 57% are under operating leases. Our logistics system is supported by various information systems. As a vertically integrated food company, managing the entire distribution chain from the field to the customer requires the technology and infrastructure to be able to meet our customers’ complex delivery needs.

Sales and Marketing

Our sales and marketing activities are conducted by our sales force located at our sales offices worldwide and at each of our distribution centers. Our commercial efforts are supported by marketing professionals located in key markets and regional offices. A key element of our sales and marketing strategy is to use our distribution centers as a means of providing value-added services for our customers. During 2009, we made significant investments in our network of distribution centers, primarily concentrated in the Middle East, where we believe that a strong presence will allow us to service a greater proportion of customers’ needs and to capture a greater proportion of these expanding fresh and fresh-cut produce markets. Investments in our network included new distribution centers with banana ripening, cooling, re-packing and other value-added service facilities.

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

One of our most recent innovations is our new Controlled Ripening Technology (“CRT™”) banana packaging.  Launched in October 2009, our proprietary, patent pending CRT™ packaging was created for individual single-serve packages and for our 40-pound bulk banana boxes.  This packaging utilizes state-of-the-art technology to help improve the ripening and handling process while helping retailers increase banana sales, reduce product losses and maximize profits.  It also allows us to deliver to our customers the highest quality fruit.  As a result of this CRT™ packaging, we are able to broaden our distribution channels to include vending machines and expand our product offerings to our convenience store customer base.

During 2009, one customer, Wal-Mart, Inc. (including its affiliates), accounted for approximately 13% of our total net sales. These sales are reported in our banana, other fresh produce and prepared food segments. No other customer accounted for 10% or more of our net sales. In 2009, the top 10 customers accounted for approximately 34% of our net sales.

The level of marketing investment necessary to support the prepared food business is significantly higher than that required for the fresh produce and fresh-cut fruit and vegetable business. We have utilized a variety of promotional tools to build the DEL MONTE® brand and engage consumers in key markets in Europe, Africa and the Middle East.  In recent years, we implemented a new strategy for the prepared food business in certain key European markets consisting of utilizing exclusive distributors to perform product distribution, sales and marketing activities. Under these agreements, the sales, warehousing, logistics, marketing and promotion functions are all performed by the distributor. This strategy of utilizing independent distributors has enabled us to reduce distribution and sales and marketing expenses. In addition, we plan to expand our prepared food business by entering new markets in Eastern Europe, Africa and the Middle East and by expanding our offerings in the snack category, targeting the convenience store and foodservice trade in selected European and Middle East markets.

North America

In 2009, 48% of our net sales were made in North America. In North America, we have established a highly integrated sales and marketing network that builds on our ability to control transportation and distribution throughout our extensive logistics network. We operate a total of 22 distribution centers and fresh-cut facilities in the United States. Our distribution centers have ripening capabilities and/or other value-added services. We also operate four port facilities, which include cold storage facilities.

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

Europe

In 2009, 28% of our net sales were made in Europe. We distribute our products throughout Europe. In the United Kingdom, where we operate three distribution centers and two fresh-cut facilities, our products are distributed to leading retail chains, smaller regional customers as well as to wholesalers and distributors through direct sales and distribution centers. In Northern Europe, we distribute our fresh produce products through our own marketing entities with operations located in Germany and The Netherlands.  In Southern Europe, we distribute our fresh produce through an independent marketing company.  Our prepared food products are distributed through independent distributors throughout most of Europe, except in Germany, France and Poland where we use our own marketing entities.  In Germany, we operate three distribution centers. In Poland, we operate two distribution centers. In recent years, we restructured various prepared food operations and have transitioned to utilizing exclusive distributors to perform product distribution and sales and marketing activities in certain key European markets. Under these agreements, the sales, warehousing, logistics, marketing and promotion functions are all performed by the distributors. This strategy of utilizing independent distributors has enabled us to reduce distribution, sales and marketing expenses.

Middle East and North Africa

In 2009, 9% of our net sales were made in the Middle East and North Africa.  We distribute our products through independent distributors and company-operated distribution facilities. We have increased our sales of bananas in the Middle East market through distributors and established our own direct sales initiatives. Our distribution/manufacturing center in Dubai, United Arab Emirates (“UAE”) is a state-of-the-art facility with just-in-time delivery capabilities that includes banana ripening and cold storage facilities, fresh-cut fruit and vegetable operations and an ultra-fresh juice manufacturing operation. We distribute these products in the UAE and export them to other Middle East countries. We also operate a distribution center in Abu-Dhabi, UAE that includes banana ripening and cold storage facilities. In Saudi Arabia, through our 60%-owned joint venture, we are implementing an expansion program that includes the construction of two distribution centers with banana ripening, cold storage facilities and future manufacturing capabilities.  One of the distribution centers, located in Riyadh, the capital city of Saudi Arabia, was completed in 2009 while the second one, located in Jeddah, is planned for completion in the first quarter of 2010.   These strategically located distribution centers will distribute our fresh produce products to this growing market. In addition, we market and distribute prepared food products in the UAE, Jordan, Saudi Arabia and various other Middle East and North African markets. We have also established a presence in Egypt where we market and distribute prepared food. In Jordan, we own a state-of-the-art vertically integrated poultry business including poultry farms, a grain mill, a slaughterhouse and a meat processing plant. We are the leading provider of poultry products to retail stores and foodservice operators in that country. In recent years, we have expanded our food business in Jordan with the addition of the meat processing operation that provides meat products for the local market and for export to other Middle East and North African markets. We believe that the Middle East and North Africa markets represent an area for rapid sales development of our fresh and prepared food products. Utilizing our extensive knowledge of this region, we plan to capitalize on this opportunity with increased focus and investments in these markets.

Asia

In 2009, 12% of our net sales were made in Asia.  We distribute our products in Asia through direct marketing and large distributors. Our principal markets in this region are Japan, South Korea, mainland China and Hong Kong. In Japan, we distributed approximately 89% of the products we sold in 2009 through direct sales and the remainder through Japan’s largest fresh produce wholesaler, which distributes our products on a sales commission basis. Our products are distributed from four distribution centers located at strategic ports in Japan with cold storage and banana ripening operations.

We also engage in direct sales and marketing activities in South Korea and Hong Kong. In other Asian markets, including mainland China, we sell to local distributors. We have one distribution center and banana ripening facility in Hong Kong. In South Korea, we have three distribution centers that utilize state-of-the art ripening technology, which we believe is not otherwise available in that market. This increases our ability to offer value-added services to our customers.

South America

We also distribute our products in South America. We have direct sales and marketing activities in strategic markets and also utilize local distributors in this region. Our sales in these markets focus mainly on non-tropical fruit including grapes, apples, pears, peaches, plums, cherries, kiwi and nectarines.

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

The extent of competition varies by product. In the pineapple and non-tropical fruit markets, we believe that the high degree of capital investment and cultivation expertise required, as well as the longer length of the growing cycle, makes it relatively difficult to enter the market. However, in recent years we have experienced an increase in competition with our Del Monte Gold® Extra Sweet pineapple, which has negatively affected our results.

In the banana market, we continue to face competition from a limited number of large multinational companies. At times, particularly when demand is greater than supply, we also face competition from a large number of relatively small banana producers. Unlike the pineapple and non-tropical fruit markets, there are few barriers to entry into the banana market. Supplies of bananas can be increased relatively quickly due to bananas relatively short growing cycle and the limited capital investment required for banana growing. As a result of changes in supply and demand, as well as seasonal factors, banana prices fluctuate significantly.

In the melon market, we compete with producers and distributors of both branded and unbranded melons. From June to October, the peak North American and European melon-growing season, many growers enter the market with less expensive unbranded or regionally branded melons due to the relative ease of growing melons during this period, the short growth cycle and reduced transportation costs resulting from the proximity of the melon farms to the markets. These factors permit many smaller domestic growers to enter the market. During the offshore growing season from October to May, we compete with growers principally in Central America.  In recent years, there has been an abundant supply of melons in the market during the offshore growing season, which has negatively affected our results.

The fresh-cut produce market is highly fragmented, and we compete with a wide variety of local and regional distributors of branded and unbranded fresh-cut produce and, in the case of certain fresh-cut vegetables, a small number of large, branded producers and distributors. In this market, however, we believe that our principal competitive challenge is to capitalize on the growing trend of retail chains and independent grocers to outsource their own on-premises fresh-cut operations. We believe that our sales strategy, which emphasizes not only our existing sources of fresh produce, but also a full range of value-added services, strict compliance with food safety standards and our national distribution capability, positions us to gain an increasing share of this market.

The processed fruit and beverage markets are mature markets characterized by high levels of competition and consumer awareness. Consumer choices are driven by price and/or quality. Large retailers with their “buyers own label” (“BOL”) products appeal to price-conscious consumers, while brand names are the key differentiator for quality-focused consumers. In the processed food and beverage markets in Europe, Africa and the Middle East, we compete with various local producers, large retailers with their BOL products, as well as with large international branded companies. It is in the branded section that our processed foods products, specifically, canned fruit and pineapple in many European countries, hold a leading position in the markets. The mature state of the market in Western Europe, together with the strength and sophistication of the large retailers there, account in part for the increasing presence of BOL products in many food and beverage categories. In the past few years, we have faced increased competitive pressure, particularly in the U.K. market, for branded processed food and beverage products. At the same time, our marketing and distribution costs in these European markets have increased. In order to reduce costs and increase our competitiveness in the processed food business, we decided to use distributors in certain key European markets to perform product distribution and sales and marketing activities. Under these arrangements, the sales, warehousing, logistics, marketing and promotion functions are all performed by the distributor.  In the United Kingdom and Italian markets we have also outsourced our beverage production.  This strategy, taking advantage of lower cost and established marketing and distribution networks, has enabled us to reduce costs and increase our competitiveness in these mature markets.

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

We are able to maintain the high quality of our products by growing a substantial portion of our own produce and working closely with our independent growers. We insist that all produce supplied by our independent growers meet the same stringent quality requirements as produce grown on our farms. Accordingly, we monitor our independent growers to ensure that their produce will meet agricultural and quality control standards, offer technical assistance on certain aspects of production and packing and, in some cases, manage the farms. The quality assurance process begins on the farms and continues as harvested products enter our packing facilities. Where appropriate, we cool the fresh produce at our packing facilities to maximize quality and optimize shelf life. As an indication of our commitment to quality, many of our operations have received certificates of compliance from the International Standards of Operation, in environmental compliance (14001) and production processes (9001). In 2003, we became the world’s first multinational fresh produce company to receive GlobalGap certification. We believe that this certification is among the more difficult food certifications to achieve, and signals to European retailers and consumers that the fresh produce from our certified operations are of the highest quality and that it meets the strictest food safety standards.

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

We are also subject to various government regulations in countries where we market our products. The countries in which we market a material amount of our products are the United States, Canada, the countries of the European Union (the “EU”), Japan, China, South Korea, Jordan and the UAE. These government regulations include:

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

European Union Banana Import Regulations

In November 2005, the EU agreed to reform its controversial banana import license regime. Latin America banana exporters and the United States long have complained that the EU’s banana trading system favored African, Caribbean and Pacific countries (“ACP”) in violation of global trade rules. From January 1, 2006, the quotas controlling import volumes of “third country” (almost exclusively Latin American) bananas coming into the EU were eliminated. Importers are now required to pay a euro (“€”) tariff of €176 per ton and a small guarantee of €15 per ton.  Import licenses have been eliminated, but an import certificate is still required. The EU agreed to retain a duty-free quota of 775,000 tons per annum for bananas from ACP countries. In December 2007, most of the ACP countries, including Cameroon, signed a bilateral agreement with the EU that allows bananas duty free access to the EU market without any quantitative limitation commencing on January 1, 2008.   On December 15, 2009, the EU entered into an agreement with certain Latin America banana exporting countries to settle the long running dispute over banana import tariffs.  The EU will gradually reduce import tariffs on bananas from Latin America from the current level of €176 per ton to €114 per ton in 2017.  The largest reduction in the import tariff of €28 per ton will be retroactively effective to December 15, 2009, once the national lawmakers ratify the agreement.  The import tariff will then be reduced again on January 1, 2011 and at the beginning of each subsequent year for seven years, as follows: 2011-€143, 2012-€136, 2013-€132, 2014-€127, 2015-€122, 2016-€117 and 2017-€114.  This agreement is expected to be ratified during the first half of 2010.  If certain global agricultural trade conditions, as stipulated in the agreement, are not meet by the end of 2013, the reduction in import tariffs will be frozen for two years until 2015.  Afterwards, commencing in 2016, irrespective of meeting the stipulated conditions, the EU will continue to reduce its tariff each year as agreed, until the tariff reaches €114 on January 1, 2019.  We cannot predict the impact of this reduction of banana import tariffs on the EU market.

Environmental Proceedings

The management, use and disposal of some chemicals and pesticides are inherent aspects of our production operations. These activities and other aspects of production are subject to various environmental laws and regulations, depending upon the country of operation. In addition, in some countries of operation, environmental laws can require the investigation and, if necessary, remediation of contamination related to past or current operations. We are not a party to any dispute or legal proceeding relating to environmental matters where we believe that the risk associated with the dispute or legal proceeding would be material, except as described in Item 3. Legal Proceedings and Note 18, “Litigation” to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data in connection with the Kunia Well Site.

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

Research and Development, Patents and Licenses, Etc.

Our research and development programs have led to improvements in agricultural and growing practices and product packaging technology. These programs are directed mainly at reducing the cost and risk of pesticides, using natural biological agents to control pests and diseases, testing new varieties of our principal fruit varieties for improved crop yield and resistance to wind damage and improving post-harvest handling. We have also been seeking to increase the productivity of low-grade soils for improved banana growth and experimenting with various other types of fresh produce. Our research and development efforts are conducted by our staff of professionals and include studies conducted in laboratories, as well as on-site field analyses and experiments. Our research and development professionals are located at our production facilities and in the United States, and we provide our growers with access to improved technologies and practices. We operate research and development facilities in the San Francisco Bay area of California and Costa Rica where we conduct various research activities relating to the development of new fruit varieties.

Some of the research and development projects include:

•	the development of the Del Monte Gold® Extra Sweet pineapple and other pineapple and melon varieties;

•	improved irrigation methods and soil preparation for melon planting; and

•	the development of our new CRT™ banana packaging created for individual single-serve packages and for our 40-pound bulk banana boxes that improves the ripening and handling process.

Our total corporate research and development expenses were $3.2 million, $3.5 million and $3.1 million for 2009, 2008 and 2007, respectively, and are included in selling, general and administrative expenses in the Consolidated Financial Statements.

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

Seasonality

In part as a result of seasonal sales price fluctuations, we have historically realized a greater portion of our net sales and of our gross profit during the first two calendar quarters of the year. The sales price of any fresh produce item fluctuates throughout the year due to the supply of and demand for that particular item, as well as the pricing and availability of other fresh produce items, many of which are seasonal in nature. For example, the production of bananas is continuous throughout the year and production is usually higher in the second half of the year, but the demand for bananas varies because of the availability of other fruit. As a result, demand for bananas is seasonal and generally results in higher sales prices during the first six months of the calendar year. We make most of our sales of non-tropical fruit from October to May. In the melon market, the entry of many growers selling unbranded or regionally branded melons during the peak North American and European melon growing season results in greater supply, and therefore lower sales prices, from June to October. As a result of greater demand during the fourth quarter, the prepared food business is expected to have higher net sales and gross profit during this period. These seasonal fluctuations are illustrated in the following table, which presents certain unaudited quarterly financial information for the periods indicated:

	Year ended
	January 1,	December 26,
	2010	2008
Net sales:
First quarter	$879.7	$894.9
Second quarter	978.4	972.2
Third quarter	766.2	832.9
Fourth quarter	872.1	831.0
Total	$3,496.4	$3,531.0

Gross profit:
First quarter	$83.8	$96.9
Second quarter	91.0	99.6
Third quarter	69.0	79.0
Fourth quarter	67.0	68.5
Total	$310.8	$344.0

Employees

At year end 2009, we employed approximately 44,000 persons worldwide, substantially all of whom are year-round employees. Approximately 88% of these persons are employed in production locations. We believe that our overall relationship with our employees and unions is satisfactory.

Organizational Structure

We are organized under the laws of the Cayman Islands and, as set forth in our Amended and Restated Memorandum of Association, we are a holding company for the various subsidiaries that conduct our business on a worldwide basis. Our significant subsidiaries, all of which are directly or indirectly wholly owned, are:

Subsidiary	Country of Incorporation
Corporacion de Desarrollo Agricola Del Monte S.A.	Costa Rica
Del Monte B.V.	Netherlands
Del Monte Fresh Produce (Asia-Pacific) Limited	Hong Kong
Del Monte Fresh Produce Company	United States
Del Monte Fresh Produce International Inc.	Liberia
Del Monte Fresh Produce N.A., Inc.	United States
Del Monte Fund B.V.	Netherlands Antilles
Fresh Del Monte Produce N.V.	Netherlands Antilles

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

Our profitability depends largely upon our profit margins and sales volumes of bananas, pineapples and other fresh produce. In 2007, 2008 and 2009, banana sales accounted for the most significant portion of our total net sales, and historically pineapple sales have accounted for the most significant portion of our total gross profit.

Supplies of bananas can be increased relatively quickly due to the banana’s relatively short growing cycle and the limited capital investment required for banana growing. As a result of imbalances in supply and demand and import regulations, banana prices fluctuate; consequently, our operating results could be adversely affected.

Sales prices for bananas, pineapples and other fresh produce are difficult to predict. It is possible that sales prices for bananas and pineapples will decline in the future, and sales prices for other fresh produce may also decline. In recent years, there has been increasing consolidation among food retailers, wholesalers and distributors. We believe the increasing consolidation among food retailers may contribute to further downward pressure on our sales prices. In the event of a decline in sales prices or sales volumes, we could realize significant losses, experience liquidity problems and suffer a weakening in our financial condition. A significant portion of our costs is fixed, so that fluctuations in the sales prices have an immediate impact on our profitability. Our profitability is also affected by our production costs, which may increase due to factors beyond our control.

Due to fluctuations in the supply of and demand for fresh produce, our results of operations are seasonal, and we realize a greater portion of our net sales and gross profit during the first two quarters of each year.

In part as a result of seasonal sales price fluctuations, we have historically realized a greater portion of our gross profit during the first two quarters of each year. The sales price of any fresh produce item fluctuates throughout the year due to the supply of and demand for that particular item, as well as the pricing and availability of other fresh produce items, many of which are seasonal in nature. For example, the production of bananas is continuous throughout the year and production is usually higher in the second half of the year, but the demand for bananas during that period varies because of the availability of seasonal and alternative fruit. As a result, demand for bananas is seasonal and generally results in higher sales prices during the first six months of each calendar year. In the melon market, the entry of many growers selling unbranded or regionally branded melons during the peak North American and European melon growing season results in greater supply, and therefore, lower sales prices from June to October. In North American and European regions, we realize most of our sales and gross profit for melons, grapes and non-tropical fruit from October to May. During 2009, due to higher industry volumes, melon per unit sales prices decreased, adversely affecting our results of operations.  In the prepared food business, we historically realize the largest portion of our net sales and gross profit in the third and fourth quarters of the year.

Crop disease, severe weather, natural disasters and other conditions affecting the environment, including the effects of climate change, could result in substantial losses and weaken our financial condition.

Crop disease, severe weather conditions, such as floods, droughts, windstorms and hurricanes, and natural disasters, such as the recent earthquake in Chile, may adversely affect our supply of one or more fresh produce items, reduce our sales volumes, increase our unit production costs or prevent or impair our ability to ship products as planned. This is particularly true in the case of our premium pineapple product, the Del Monte Gold ® Extra Sweet pineapple, because a substantial portion of our production is grown in one region in Costa Rica. Since a significant portion of our costs are fixed and contracted in advance of each operating year, volume declines due to production interruptions or other factors could result in increases in unit production costs, which could result in substantial losses and weaken our financial condition. We have experienced crop disease, insect infestation, severe weather and other adverse environmental conditions from time to time, including hurricanes, droughts, floods and earthquakes in our sourcing locations.  Severe weather conditions may occur with higher frequency or may be less predictable in the future due to the effects of climate change.  When crop disease, insect infestations, severe weather, earthquakes and other adverse environmental conditions destroy crops planted on our farms or our suppliers’ farms or prevent us from exporting them on a timely basis, we may lose our investment in those crops or our purchased fruit cost may increase.

The fresh produce and prepared food markets in which we operate are highly competitive.

The fresh produce and prepared food business is highly competitive, and the effect of competition is intensified because most of our products are perishable. In banana and pineapple markets, we compete principally with a limited number of multinational and large regional producers. In the case of our other fresh fruit and vegetable products, we compete with numerous small producers, as well as regional competitors. Our sales are also affected by the availability of seasonal and alternative fresh produce. The extent of competition varies by product. To compete successfully, we must be able to strategically source fresh produce and prepared food of uniformly high quality and sell and distribute it on a timely and regular basis. In addition, our profitability has depended significantly on our gross profit on the sale of our Del Monte Gold® Extra Sweet pineapples. Increased competition in the production and sale of Del Monte Gold® Extra Sweet pineapples has adversely affected our results. We expect these competitive pressures to continue.

We are subject to material currency exchange risks because our operations involve transactions denominated in various currencies.

We conduct operations in many areas of the world involving transactions denominated in a variety of currencies, and our results of operations, as expressed in dollars, may be significantly affected by fluctuations in rates of exchange between currencies. Although a substantial portion of our net sales (41% in 2009) are denominated in non-dollar currencies, we incur a significant portion of our costs in dollars. Although we periodically enter into currency forward contracts as a hedge against currency exposures, we may not enter into these contracts during any particular period or these contracts may not adequately offset currency fluctuations. We generally are unable to adjust our non-dollar local currency sales prices to compensate for fluctuations in the exchange rate of the dollar against the relevant local currency. In addition, there is normally a time lag between our incurrence of costs and collection of the related sales proceeds. Accordingly, if the dollar appreciates relative to the currencies in which we receive sales proceeds, our operating results may be negatively affected. Our costs are also affected by fluctuations in the value, relative to the U.S. dollar, of the currencies of countries in which we have significant production operations, with a weaker dollar resulting in increased production costs.

Our strategy of diversifying our product line, expanding into new geographic markets and increasing the value-added services that we provide to our customers may not be successful.

        We are diversifying our product line through acquisitions and internal growth. In addition, we have expanded our service offerings to include a higher proportion of value-added services, such as the preparation of fresh-cut produce, ripening, customized sorting and packing, direct-to-store delivery and in-store merchandising and promotional support. This represents a significant departure from our traditional business of delivering our products to our customers at the port. In recent periods, we have made significant investments in distribution centers, fresh-cut and prepared food facilities through capital expenditures and acquisitions and have expanded our business into new geographic markets. We may not be successful in anticipating the demand for these products and services, in establishing the requisite infrastructure to meet customer demands or the provision of these value-added services. During recent years, we incurred significant asset impairment and other charges as a result of our continuing efforts to align our diversified product lines to market demand. If we are unable to recover from current challenging economic conditions in Europe, specifically in the United Kingdom, the prepared food goodwill and trademark may be at risk for impairment in the future.  If we are not successful in our diversification efforts, our business, financial condition or results of operations could be further materially and adversely affected.

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

During 2007, the cost of fuel increased 17% and containerboard had a slight increase as compared with 2006. During 2008, the cost of fuel increased by 42% and containerboard increased by 11%.  During 2008, we also experienced a significant amount of cost increases on our products due to higher fertilizer and other raw material prices.  During 2009, cost of fuel decreased by 32% and containerboard decreased 24% as compared with 2008.  In addition, we are subject to the volatility of the short-term charter vessel market because approximately one-half of our refrigerated vessels are chartered rather than owned. These charters are for periods of one to 10 years.  Charter rates have generally increased during 2007 and 2008 as compared with the relevant prior year, but did not experience any further increase during 2009.  As a result, significant increases in fuel, packaging material and short-term charter rates would materially and adversely affect our results.

Compliance with regulation aimed at mitigating the effects of climate change, as discussed elsewhere in these Risk Factors, could also increase the cost of fuel for our shipping and logistics operations.  We may be unable to pass along any cost increases in our product pricing. Even if we can pass on cost increases, significant changes in product pricing could also change consumer buying patterns, including a greater reliance on local production rather than imports.

We are subject to the risk of product contamination and product liability claims.

The sales of our products involve the risk of injury to consumers. Such injuries may result from tampering by unauthorized personnel, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, or residues introduced during the growing, packing, storage, handling or transportation phases. While we are subject to governmental inspection and regulations and believe our facilities comply in all material respects with all applicable laws and regulations, including internal product safety policies, we cannot be sure that consumption of our products will not cause a health-related illness in the future or that we will not be subject to claims or lawsuits relating to such matters. Even if a product liability claim is unsuccessful, the negative publicity surrounding any assertion that our products caused illness or injury could adversely affect our reputation with existing and potential customers and our brand image. In addition, claims or liabilities of this sort might not be covered by our insurance or by any rights of indemnity or contribution that we may have against others. We maintain product liability insurance in an amount that we believe is adequate. However, we cannot be sure that we will not incur claims or liabilities for which we are not insured or that exceed the amount of our insurance coverage, resulting in significant cash outlays that would materially and adversely affect our results and financial condition.

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

The U.S. Environmental Protection Agency (the “EPA”) has placed a certain site at our former plantation in Oahu, Hawaii on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. Under an order entered into with the EPA, we completed a remedial investigation and engaged in a feasibility study to determine the extent of the environmental contamination. The remedial investigation report was finalized on January 21, 1999 and approved by the EPA in February 1999. A final draft feasibility study was submitted for EPA review in December 1999 and updated in December 2001 and October 2002, and approved by the EPA on April 22, 2003. On September 25, 2003, the EPA issued the Record of Decision (“ROD”). The EPA estimates in the ROD that the remediation costs associated with the cleanup of our plantation will range from $12.9 million to $25.4 million. Certain portions of the EPA’s estimates have been discounted using a 5% interest rate. The undiscounted estimates are between $14.8 million to $28.7 million. As of January 1, 2010, there is $19.4 million included in other noncurrent liabilities and $0.5 included in accounts payable and accrued expenses in our Consolidated Balance Sheets relating to the Kunia well site clean-up. We expect to expend approximately $0.5 million per year on this matter for the next five years. See Item 3. Legal Proceedings and Note 18, “Litigation” to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data. In addition, we are involved in several actions in U.S. and non-U.S. courts involving allegations by numerous Central American and Philippine plaintiffs that they were injured by exposure to a nematocide containing the chemical Dibromochloropropane (“DBCP”) during the 1970’s. See Item 3. Legal Proceedings and Note 18, “Litigation” to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

Environmental and other regulation of our business, including potential climate change regulation, could adversely impact us by increasing our production cost or restricting our ability to import certain products into the United States.

Our business depends on the use of fertilizers, pesticides and other agricultural products. The use and disposal of these products in some jurisdictions are subject to regulation by various agencies. A decision by a regulatory agency to significantly restrict the use of such products that have traditionally been used in the cultivation of one of our principal products could have an adverse impact on us. For example, most uses of methyl bromide, a pesticide used for fumigation of imported produce (principally melons) for which there is currently no known substitute, were phased out in the United States in 2006, however, various exemptions will allow its use offshore until 2015. Also, under the Federal Insecticide, Fungicide and Rodenticide Act, the Federal Food, Drug and Cosmetic Act and the Food Quality Protection Act of 1996, the EPA is undertaking a series of regulatory actions relating to the evaluation and use of pesticides in the food industry.  Similarly, in the EU, regulation (EC) No. 1107/2009 will apply starting June 14, 2011 and will fundamentally change the pesticide approval process from the current risk base to hazard criteria based on the intrinsic properties of the substance.  These actions and future actions regarding the availability and use of pesticides could have an adverse effect on us. In addition, if a regulatory agency were to determine that we are not in compliance with a regulation in that agency’s jurisdiction, this could result in substantial penalties and a ban on the sale of part or all of our products in that jurisdiction.

There has been a broad range of proposed and promulgated state, national and international regulation aimed at reducing the effects of climate change. Such regulations apply or could apply in countries where we have interests or may have interests in the future. In the United States, there is a significant possibility that some form of regulation will be forthcoming at the federal level to address the effects of climate change. Such regulation could take any of several forms that result in the creation of additional costs in the form of taxes, the restriction of output, investments of capital to maintain compliance with laws and regulations, or required acquisition or trading of emission allowances. Climate change regulation continues to evolve, and while it is not possible to accurately estimate either a timetable for implementation or our future compliance costs relating to implementation, we do not believe that such regulation is reasonably likely to have a material effect in the foreseeable future on our business, results of operations, capital expenditures or financial position.

We are exposed to political, economic and other risks from operating a multinational business.

Our business is multinational and subject to the political, economic and other risks that are inherent in operating in numerous countries. These risks include those of adverse government regulation, including the imposition of import and export duties and quotas, currency restrictions, expropriation and potentially burdensome taxation. For example, banana import regulations have in prior years restricted our access to the EU banana market and increased the cost of doing business in the EU.  On December 15, 2009, the EU entered into an agreement with certain Latin America banana exporting countries to settle the long running dispute over banana import tariffs.  The EU will gradually reduce import tariffs on bananas from Latin America from the current level of €176 per ton to €114 per ton in 2017.  The largest reduction in the import tariff of €28 per ton will be retroactively effective to December 15, 2009, once the national lawmakers ratify the agreement.  This agreement is expected to be ratified during the first half of 2010.

We have a contract to purchase all of the banana production from an entity controlled by the Government of Cameroon. In 2007, we signed a new banana purchasing agreement with our Cameroon partner, effective May 1, 2008 and terminating on December 31, 2008 with automatic one-year renewal and a cancellation notice period of 12 months. This contract was automatically renewed for 2009 and once more for 2010.  Effective January 1, 2010, the cancelation notice period has been extended to 36 months.  The Government of Cameroon has declared again its intention to privatize these banana plantations in the future. Since bananas produced in Cameroon benefit from certain banana import preferences and tax exemptions in the EU, privatization may have a negative effect on our results of operations.

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

We are also subject to a variety of government regulations in countries where we market our products, including the United States, the countries of the EU, Asia, countries of the Middle East and Africa. Examples of the types of regulation we face include:

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

We import and distribute a substantial portion of our fresh produce in Southern Europe through a marketing entity with which we have an exclusive arrangement. If we were to discontinue this exclusive arrangement, our ability to import and distribute our fresh produce products in Southern Europe and the Mediterranean region may be affected. On June 16, 2008, as a result of continuing disagreements with this distributor related to operational issues, we delivered our formal notice that we will cease all business with them by December 31, 2011. We are continuing to negotiate with this distributor in order to establish a revised distribution agreement. Our inability to successfully establish a new agreement could affect the distribution of our fresh produce products in Southern Europe and the Mediterranean region and may have a negative effect on our results of operations.

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

Our growth strategy is based in part on growth through acquisitions or expansion, which poses a number of risks. We may not be successful in identifying appropriate acquisition candidates, consummating acquisitions on satisfactory terms or integrating any newly acquired or expanded business with our current operations. We may issue Ordinary Shares, incur long-term or short-term indebtedness, spend cash or use a combination of these for all or part of the consideration paid in future acquisitions or to expand our operations. The execution of our acquisition and expansion strategy may entail repositioning or similar actions that in turn require us to record impairments, restructuring and other charges. Any such charges would reduce our earnings.

Our indebtedness could limit our financial and operating flexibility and subject us to other risks.

Our ability to obtain additional debt financing or refinance our debt in the future for working capital, capital expenditures or acquisitions may be limited either by financial considerations or due to covenants in existing loan agreements. Our principal working capital revolving credit facility was refinanced on July 17, 2009. The new credit facility has an outstanding balance of $309.7 million as of January 1, 2010.

Our ability to meet our financial obligations will depend on our future performance, which will be affected by prevailing economic conditions and financial, business and other factors, some of which are beyond our control. Our ability to meet our financial obligations also may be adversely affected by the seasonal nature of our business, the cyclical nature of agricultural commodity prices, the susceptibility of our product sourcing to crop disease, severe weather and other adverse environmental conditions and other factors.

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

Our new credit facility imposes operating and financial restrictions on our activities. Our failure to comply with the obligations under this facility, including maintenance of financial ratios, could result in an event of default, which, if not cured or waived, would permit acceleration by the lender of the indebtedness due under the facility.

We are controlled by our principal shareholders.

Members of the Abu-Ghazaleh family, including our Chairman and Chief Executive Officer and one of our directors, are our principal shareholders. Together, as of February 22, 2010, they beneficially own approximately 34% of our outstanding Ordinary Shares, and our Chairman and Chief Executive Officer holds, and is expected to continue to hold, an irrevocable annual proxy to vote all of these shares. We expect our principal shareholders to continue to use their interest in our Ordinary Shares to direct our management, to significantly influence the election of our entire board of directors, to determine the method and timing of the payment of dividends also limited by debt covenants, to determine substantially all other matters requiring shareholder approval and to control us. The concentration of our beneficial ownership may have the effect of delaying, deterring or preventing a change in control, may discourage bids for the Ordinary Shares at a premium over their market price and may otherwise adversely affect the market price of the Ordinary Shares.

A substantial number of our Ordinary Shares are available for sale in the public market, and sales of those shares could adversely affect our share price.

Future sales of our Ordinary Shares by our principal shareholders, or the perception that such sales could occur, could adversely affect the prevailing market price of our Ordinary Shares. Of the 63,600,150 Ordinary Shares outstanding as of February 22, 2010, 21,565,457 Ordinary Shares are owned by the principal shareholders and are “restricted securities.” These “restricted” Ordinary Shares can be registered upon demand and are eligible for sale in the public market without registration under the Securities Act of 1933 (the “Securities Act”), subject to compliance with the resale volume limitations and other restrictions of Rule 144 under the Securities Act.

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

In addition, a change of control would constitute an event of default under our new credit facility, which would have a material adverse effect on us. These provisions also could delay, deter or prevent a takeover attempt.

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

The following table summarizes the approximate plantation acreage under production that are owned or leased by us and the principal products grown on such plantations by location as of the end of 2009:

	Acres Under Production
Location	Acres Owned	Acres Leased	Products
Costa Rica	41,500	9,700	Bananas, Pineapples, Melons
Guatemala	8,300	15,900	Bananas, Melons
Brazil	5,800	—	Bananas, Melons
Chile	4,400	800	Non-Tropical Fruit
Kenya	—	10,200	Pineapples
Philippines	180	11,500	Bananas, Pineapples
United States	—	4,800	Melons

We also lease land in Argentina on a seasonal basis for our grain operations. Our significant properties include the following:

North America

We operate a total of 22 distribution centers in the United States of which nine are also fresh-cut facilities. We own seven of our distribution centers, including a 200,000 square foot distribution center in Dallas, Texas, a distribution center in Plant City, Florida and a repack facility in Winder, Georgia. The remaining 15 distribution centers are leased from third parties. All of our distribution centers have ripening capabilities and/or other value-added services. Also included are two stand-alone fresh-cut facilities that we own in Kankakee, Illinois and Portland, Oregon. In addition, we lease four port facilities that include cold storage capabilities.

Europe

We operate three distribution centers, mostly under leases from third parties, in the United Kingdom and own one and lease two distribution centers in Germany, where our products are distributed to leading retail chains. We also own and operate two fresh-cut facilities in the United Kingdom. In Poland, we operate two distribution centers that are leased from third parties and include ripening facilities and other value added services. We own and operate a production facility for prepared fruit, tomato products and snacks in Larissa, Greece.

Asia

Our products are distributed from four leased distribution centers located at strategic ports in Japan with cold storage and banana ripening operations. In addition, we own three distribution centers in South Korea and lease a distribution center in Hong Kong. Our South Korean distribution centers include state-of-the art ripening technology and other value-added services. We also own and operate one fresh-cut facility in Japan.

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

Middle East

In Jordan, we own an integrated poultry business including poultry farms, a grain mill and a poultry slaughterhouse and a meat processing plant.  We also own a combined distribution/manufacturing center in Dubai, UAE. This state-of-the-art facility includes banana ripening and cold storage facilities, fresh-cut fruit and vegetable operations and an ultra fresh juice manufacturing operation. In addition, we operate a distribution center under an operating lease from a third party in Abu-Dhabi, UAE that includes banana ripening and cold storage facilities. In Saudi Arabia, we own 60% of a joint venture, which has initiated an expansion program that includes the construction of two owned distribution centers with banana ripening, cold storage facilities and future manufacturing capabilities.  One of the distribution centers was completed in December 2009 and the second is planned for completion in the first quarter of 2010.

Maritime and Other Equipment (including Containers)

We own a fleet of 16 and charter another 17 refrigerated vessels. In addition, we own or lease other related equipment, including approximately 6,100 refrigerated container units and 170 trucks and refrigerated trailers used to transport our fresh produce in the United States.

Other Properties

We own our U.S. executive headquarters building in Coral Gables, Florida, our Central America regional headquarters building in San Jose, Costa Rica and our South America regional headquarters building in Santiago, Chile. We own our office space in Guatemala City, Guatemala and Amman, Jordan. Our remaining office space in North America, Europe, Asia, Central and South America is leased from third parties.

We believe that our property, plant and equipment are well maintained, in good operating condition and adequate for their present needs. Except as noted in Item 3. Legal Proceedings and Note 18, “Litigation” to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data, we know of no other environmental issues that may affect the utilization of our property plant and equipment. For further information with respect to our property, plant and equipment, see Note 8, “Property, Plant and Equipment” to the Consolidated Financial Statements filed as part of this Report.

The principal capital expenditures planned for 2010 are approximately $103.0 million, consisting of expansion and improvements of production facilities in Costa Rica, Guatemala, Chile, Kenya and the Philippines and distribution facilities in North America and the United Kingdom.  We expect to fund our capital expenditures in 2010 through operating cash flows and borrowings under credit facilities.

Item 3.	Legal Proceedings

See Note 18, “Litigation” to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

Item 4.	[Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Ordinary Share Prices and Related Matters

Our Ordinary Shares are traded solely on the New York Stock Exchange, under the symbol FDP, and commenced trading on October 24, 1997, the date of our initial public offering.

The following table presents the high and low sales prices of our Ordinary Shares for the periods indicated as reported on the New York Stock Exchange Composite Tape:

	High	Low

2008
First quarter	$37.90	$30.17
Second quarter	$39.20	$23.25
Third quarter	$25.30	$21.00
Fourth quarter	$25.24	$14.33

2009
First quarter	$26.04	$13.02
Second quarter	$18.75	$14.52
Third quarter	$24.00	$15.51
Fourth quarter	$24.43	$20.91

Dividend Policy

We have not paid dividends for the years 2007, 2008 and 2009. Because we are an exempted holding company, our ability to pay dividends and to meet our debt service obligations depends primarily on receiving sufficient funds from our subsidiaries. Pursuant to the new credit facility, we may declare and pay dividends and distributions in cash solely out of and up to 50% of our net income for the year immediately preceding the year in which the dividend or distribution is paid; provided that we may declare dividends in cash solely out of and up to 70% of our net income for the fiscal year immediately preceding the year in which the dividend or distribution is paid if, after giving effect to such dividend payment, we have a leverage ratio of 2.50 to 1.00 for such year. It is also possible that countries in which one or more of our subsidiaries are located could institute exchange controls, which could prevent those subsidiaries from remitting dividends or other payments to us. Dividends are payable when, as and if declared by our board of directors, and we cannot assure you that dividends will be paid in the future.

Shareholders

As of February 22, 2010, we had 106 shareholders of record, which excludes shareholders whose shares were held by brokerage firms, depositories and other institutional firms in “street name”.

Performance Graph

The graph below matches the cumulative five-year total return of holders of Fresh Del Monte Produce Inc.'s common stock with the cumulative total returns of the S&P 500 index and the S&P 500 Food Products index. The graph assumes that the value of the investment in the Company's common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 31, 2004 and tracks it through January 1, 2010.

	12/31/04	12/30/05	12/29/06	12/28/07	12/26/08	1/1/10

Fresh Del Monte Produce Inc.	100.00	79.15	53.25	120.92	84.53	78.92
S&P 500	100.00	104.91	121.48	128.16	80.74	102.11
S&P 500 Food Products	100.00	93.98	114.61	119.74	97.65	115.01

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Share Repurchase Program

The following table provides information regarding our purchases of Ordinary Shares during the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
September 26, 2009 through October 31, 2009	-	-	-	$ 150,000,000
November 1, 2009 through November 30, 2009	-	-	-	$ 150,000,000
December 1, 2009 through January 1, 2010	-	-	-	$ 150,000,000
Total	-	-	-	$ 150,000,000

(1) On August 3, 2009, we announced that our Board of Directors, at their July 31, 2009 board meeting, approved a three-year stock repurchase program of up to $150.0 million of our Ordinary Shares.

Item 6.	Selected Financial Data

Our fiscal year end is the last Friday of the calendar year or the first Friday subsequent to the end of the calendar year, whichever is closest to the end of the calendar year.

The following selected financial data for the years ended December 30, 2005, December 29, 2006, December 28, 2007, December 26, 2008 and January 1, 2010 is derived from our audited Consolidated Financial Statements for the applicable year, prepared in accordance with U.S. generally accepted accounting principles.

The following selected financial data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and accompanying notes contained in Item 8. Financial Statements and Supplementary Data in this Report.

	Year ended (a)
				As adjusted (b)
	January 1,	December 26,	December 28,	December 29,	December 30,
	2010	2008	2007	2006	2005
	(U.S. Dollars in millions, except share and per share data)
Statement of Income Data:
Net sales	$3,496.4	$3,531.0	$3,365.5	$3,214.3	$3,259.7
Cost of products sold	3,185.6	3,187.0	3,000.6	3,024.9	2,944.7
Gross profit	310.8	344.0	364.9	189.4	315.0
Selling, general and administrative expenses	165.8	162.5	176.8	201.6	190.9
Gain on sales of property, plant and equipment	11.2	7.5	17.4	1.6	1.2
Asset impairment and other charges, net	8.0	18.4	12.5	105.3	3.1
Operating income (loss)	148.2	170.6	193.0	(115.9)	122.2
Interest expense, net	11.2	13.1	25.9	25.6	16.1
Other income (expense), net	(5.2)	4.5	14.3	(1.4)	(3.8)

Income (loss) before income taxes	131.8	162.0	181.4	(142.9)	102.3
Provision for (benefit from) income taxes	(12.8)	4.8	1.4	(0.5)	(8.3)
Net income (loss)	$144.6	$157.2	$180.0	$(142.4)	$110.6

Less: net income (loss) attributable to
noncontrolling interest (c)	0.7	(0.5)	0.2	(0.2)	0.5
Net Income (loss) attributable to
Fresh Del Monte Produce Inc.	$143.9	$157.7	$179.8	$(142.2)	$110.1

Net income (loss) per ordinary share - Basic	$2.26	$2.49	$3.07	$(2.46)	$1.90

Net income (loss) per ordinary share - Diluted	$2.26	$2.48	$3.06	$(2.46)	$1.90

Dividends declared per ordinary share	$-	$-	$-	$0.50	$0.80

Weighted average number of ordinary shares:
Basic	63,570,999	63,344,941	58,490,281	57,819,416	57,926,466
Diluted	63,668,352	63,607,786	58,772,718	57,819,416	58,077,282

Balance Sheet Data (at period end):
Cash and cash equivalents	$34.5	$27.6	$30.2	$39.8	$24.5
Working capital	543.1	200.2	491.2	436.7	419.7
Total assets	2,596.0	2,651.0	2,185.7	2,089.6	2,128.3
Total debt	325.2	512.8	238.6	469.9	360.8
Shareholders' equity (c)	1,695.2	1,513.9	1,379.6	1,038.5	1,174.8
_______________

(a)  We reclassified gain on sales of property, plant and equipment in other income (expense), net on the Consolidated Statements of Income for 2008 and 2007.  Accordingly, we have reclassified these amounts for years prior to 2009 to gain on sales of property, plant and equipment, a component of operating income.  See Note 1, "General" to our Consolidated Financial Statements.

(b) Effective December 30, 2006, the first day of our 2007 year, we adopted the deferral method of accounting for planned major maintenance activities related to vessel dry-dock activities, whereby actual costs incurred are deferred and amortized on a straight-line basis over the period until the next scheduled dry-dock activity. We have applied the new guidance included in the ASC related to "Other Assets and Deferred Costs"  retrospectively to the years ended December 29, 2006 and December 30, 2005. See Note 2, "Summary of Significant Accounting Policies" to our Consolidated Financial Statements.

(c) The ASC on “Consolidation” was amended to require classification of noncontrolling interests as a component of consolidated shareholders’ equity and the elimination of “minority interest” accounting in results of operations.  Earnings attributable to noncontrolling interests are required to be reported as part of consolidated earnings and not as a separate component of income or expense and are required to be disclosed on the face of the statement of income. We adopted this additional guidance on December 27, 2008, the first day of our 2009 fiscal year.  See Note 2, "Summary of Significant Accounting Policies" to our Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are one of the world’s leading vertically integrated producers, marketers and distributors of high-quality fresh and fresh-cut fruit and vegetables, as well as a leading producer and marketer of prepared fruit and vegetables, juices, beverages and snacks in Europe, Africa and the Middle East. We market our products worldwide under the DEL MONTE® brand, a symbol of product innovation, quality, freshness and reliability since 1892. Our global sourcing and logistics system allows us to provide regular delivery of consistently high-quality produce and value-added services to our customers. Our major producing operations are located in North, Central and South America, Asia and Africa. Production operations are aggregated on the basis of our products: bananas, other fresh produce, prepared foods and other products and services. Other fresh produce includes pineapples, melons, tomatoes, non-tropical fruit (including grapes, apples, pears, peaches, plums, nectarines, apricots, avocados, citrus and kiwis), fresh-cut produce and other fruit and vegetables. Prepared foods include prepared fruit and vegetables, juices, beverages, snacks, poultry and meat products. Other products and services includes a plastic product and box manufacturing business, a grain business and third-party ocean freight services.

Strategy

Our strategy is focused on a combination of maximizing revenues from our existing infrastructure, entering new markets and strict cost control initiatives. We plan to continue to capitalize on the growing global demand for fresh produce and expand our reach into existing and new markets. We expect sales growth of fresh produce in key markets by increasing sales volume and per unit sales prices as permitted by market conditions. Our recent acquisitions have substantially increased our production capability of bananas, pineapples and melon and provide the potential over time for significant operating efficiencies and synergies.  In addition, our number one position in the gold pineapple market has been further strengthened. Our strategy includes increasing volumes from existing production and distribution facilities in order to improve operating efficiencies and reduce per unit costs. We plan additional investments in growth markets by adding distribution facilities and expanding our value-added services.

Net Sales

Our net sales are affected by numerous factors, including mainly the balance between the supply of and demand for our produce and competition from other fresh produce companies. Our net sales are also dependent on our ability to supply a consistent volume and quality of fresh produce to the markets we serve. For example, seasonal variations in demand for bananas as a result of increased supply and competition from other fruit are reflected in the seasonal fluctuations in banana prices, with the first six months of each year generally exhibiting stronger demand and higher prices, except in those years where an excess supply exists. During 2009, generally, bananas were in short supply at certain times of the year, which contributed to a 4% improvement in our worldwide per unit sales prices.  In the processed foods business, we generally realize the largest portion of our net sales and gross profit in the third and fourth quarters of the year.  During 2009, our prepared food net sales were negatively affected by the current challenging economic conditions, principally in the U.K. market, which resulted in lower sales volume.

Since our financial reporting currency is the U.S. dollar, our net sales are significantly affected by fluctuations in the value of the currency in which we conduct our sales versus the dollar, with a weak dollar versus such currencies resulting in increased net sales in dollar terms. Including the effect of our foreign currency hedges, net sales for 2009 were negatively impacted by approximately $80.3 million, as compared to 2008, principally as a result of a weaker British pound, South Korean won, euro and Polish zloty, partially offset by a stronger Japanese yen, versus the U.S. dollar.

Our net sales growth in recent years has been achieved primarily through increased sales volume in existing markets of other fresh produce, primarily pineapples, melons and non-tropical fruit, and favorable pricing on our Del Monte Gold® Extra Sweet pineapple combined with increased sales volume and per unit sales prices of bananas in existing and new markets. During 2009, our net sales were positively affected by higher sales volume of bananas, gold pineapples and melons that resulted from our recent acquisitions and production expansion, which were offset principally by lower net sales of prepared food and other products and services.  Also positively impacting our sales in 2009 were higher sales volumes of avocados in North America.  Our net sales growth in recent years is also attributable to a broadening of our product line with the expansion of our fresh-cut produce business and our expansion into new markets. We expect our net sales growth to continue to be driven by increased sales volumes in our banana, other fresh produce and the prepared food segments. As a result of our 2008 acquisitions and expansion of our production of banana, gold pineapple and melon operations, we expect a further increase in net sales of these products in North America, Europe and the Middle East.  In the Middle East, we expect to increase our net sales of our fresh produce and prepared food product offerings as a result of our expansion in the Saudi Arabian market. We also expect to increase our sales by developing new products in the prepared food segment, targeting the convenience store and foodservice trade in selected European and Middle East markets.

Cost of Products Sold

Cost of products sold is principally composed of two elements, product and logistics costs. Product cost for our produce is primarily composed of cultivation (the cost of growing crops), harvesting, packaging, labor, depreciation and farm administration. Product cost for produce obtained from independent growers is composed of produce and packaging costs. Logistics costs include land and sea transportation and expenses related to port facilities and distribution centers. Sea transportation cost is the most significant component of logistics costs and is comprised of the cost of vessel operating expenses and chartering refrigerated vessels. Vessel operating expenses for our owned vessels include operations, maintenance, depreciation, insurance, fuel (the cost of which is subject to commodity price fluctuations), and port charges. For chartered vessels, operating expenses include the cost of chartering the vessels, fuel and port charges. Variations in containerboard prices, which affect the cost of boxes and other packaging materials, and fuel prices can have a significant impact on our product cost and our profit margins.  Also, variations in the production yields, fertilizers and other input costs and the cost to procure products from independent growers can have a significant impact on our costs.  Containerboard, plastic, resin and fuel prices have historically been volatile. During 2008, the cost of fuel increased by 42% and containerboard increased by 11%. This increase in containerboard and fuel prices added approximately $48.0 million to cost of products sold in 2008 as compared to 2007. During 2009, fuel prices decreased by 32% and containerboard decreased 24% as compared with 2008, reducing cost of products sold by $67.0 million.  This decrease in cost of products sold that resulted from lower fuel and containerboard prices was partially offset by an increase in production costs due to lower yields and higher input costs and increased cost of produce from independent growers of approximately $75.0 million and a charge of $17.2 million related to growing crop inventory as a result of our decision to discontinue pineapple operations in Brazil.

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

Since our financial reporting currency is the U.S. dollar, our costs are affected by fluctuations in the value of the currency in which we have significant operations versus the dollar, with a weak dollar versus those currencies resulting in increased costs. During 2009, cost of products sold was favorably impacted by approximately $75.1 million as a result of a stronger U.S. dollar versus the various currencies in which we have significant operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily include the costs associated with selling in countries where we have our own sales force, advertising and promotional expenses, professional fees, general corporate overhead and other related administrative functions.

Gain on Sales of Property, Plant and Equipment

Gain on sales of property, plant and equipment was $11.2 million in 2009 principally as a result of the sale of five refrigerated vessels and properties in South America and Africa.  In 2008, the gain on sales of property, plant and equipment of $7.5 million resulted primarily from the sale of land and equipment in South America.

Asset Impairment and Other Charges, Net

Asset impairment and other charges, net were $8.0 million in 2009 as compared with $18.4 million in 2008, a decrease of $10.4 million. In 2009, we recorded asset impairment and other charges totaling $10.9 million as a result of our decision to discontinue pineapple planting in Brazil and our decision to not use certain property, plant and equipment as originally intended for other crop production.  During 2009, we also incurred charges of $1.2 million for termination benefits and contract termination costs resulting from our decision to discontinue our commercial cargo service in Germany, a $2.0 million impairment charge of the DEL MONTE® perpetual, royalty-free brand name license for beverage products in the United Kingdom due to lower than expected sales volume and pricing and a $2.8 million asset impairment charge related to an intangible asset for a non-compete agreement as a result of the Caribana acquisition.  These charges were partially offset by $5.5 million of credits due to the reversal of contract termination costs as a result of the closure of an under-utilized distribution center in the United Kingdom, and the discontinuance of retiree medical benefits and the reversal of contract termination costs related to the closing of our Hawaii pineapple operations.  Also included in asset impairments and other charges, net, for 2009 was $3.4 million of insurance recoveries related to the 2008 floods of our Brazil banana operations.

Asset impairment and other charges were $18.4 million in 2008 as compared with $12.5 million in 2007, an increase of $5.9 million. In 2008, we recorded asset impairment charges totaling $11.3 million as a result of extensive flood damage at our banana farms in Brazil and Costa Rica and $10.0 million principally due to the closure of under-utilized distribution centers and the previously announced closure of our beverage production operation in the United Kingdom combined with related contract termination costs related to the banana and prepared food segments. During 2008, we also recorded a net benefit of approximately $2.9 million related to the previously announced closing of our Hawaii pineapple operations.

In 2007, we recorded asset impairment and other charges, net of $12.5 million, consisting of $16.9 million related to exit activities principally in Europe and South America.  In addition, as a result of the decision to exit all production activities in Hawaii in 2006, we recorded a net gain of $4.4 million during 2007 which consisted of a curtailment gain related to the retiree medical plan, partially offset by additional severance and other exit activity charges.

Interest Expense

Interest expense consists primarily of interest on borrowings under working capital facilities that we maintain and interest on other long-term debt primarily for capital lease obligations. In 2009, our interest expense declined, reflecting a slight decrease in our average outstanding debt and lower average interest rates, partially offset by the write-off of debt issuance cost related to the refinancing of the term loan previously being amortized through May 10, 2011.

Other Income (Expense), Net

Other income (expense), net, primarily consists of currency exchange gains or losses, equity gains and losses in unconsolidated companies and other miscellaneous income and expense items.  During 2009, we recorded currency exchange losses that resulted primarily from unfavorable exchange rate movements in the euro, British pound and other currencies versus the U.S. dollar.

Provision for (Benefit from) Income Taxes

Provision for (benefit from) income taxes was a benefit of $(12.8) million in 2009 related principally to $13.6 million of net changes in the deferred tax valuation allowance due to expected utilization of deferred tax assets as a result of increased profitability of our North America operations combined with the settlement of certain tax positions in connection with an audit.  Income taxes consist of the consolidation of the tax provisions, computed on a separate entity basis, in each country in which we have operations. Since we are a non-U.S. company with substantial operations outside the United States, a substantial portion of our results of operations is not subject to U.S. taxation. Many of the countries in which we operate have favorable tax rates. We are subject to U.S. taxation on our operations in the United States. From time to time, tax authorities in various jurisdictions in which we operate audit our tax returns and review our business structures and positions and there are audits presently pending in various countries. There can be no assurance that any tax audits, or changes in existing tax laws or interpretations in countries in which we operate, will not result in an increased effective tax rate for us. We have established tax accruals for uncertain tax positions, including those relating to various tax audits currently in process. The amount of income taxes due as a result of the eventual outcome of these audits may differ from the amount of estimated tax accruals.

Results of Operations

The following table presents, for each of the periods indicated, certain income statement data expressed as a percentage of net sales:

	Year ended
	January 1,	December 26,	December 28,
	2010	2008	2007
Statement of Income Data:
Net sales	100.0%	100.0%	100.0%
Gross profit	8.9	9.7	10.8
Selling, general and
administrative expenses	4.7	4.6	5.3
Operating income	4.2	4.8	5.7
Interest expense	0.3	0.4	0.8
Net income attributable to
Fresh Del Monte Produce Inc.	4.1	4.5	5.3

The following tables present for each of the periods indicated (i) net sales by geographic region, (ii) net sales by product category and (iii) gross profit (loss) by product category and, in each case, the percentage of the total represented thereby:

	Year ended
	January 1,		December 26,		December 28,
	2010		2008		2007
	(U.S. dollars in millions)
Net sales by geographic region:
North America	$1,675.9	48%	$1,633.1	46%	$1,530.2	45%
Europe	995.2	28%	1,081.4	30%	1,113.6	33%
Asia	420.2	12%	408.1	12%	374.8	11%
Middle East	314.1	9%	275.8	8%	228.2	7%
Other	91.0	3%	132.6	4%	118.7	4%
Total	$3,496.4	100%	$3,531.0	100%	$3,365.5	100%

	Year ended
	January 1,		December 26,		December 28,
	2010		2008		2007
	(U.S. dollars in millions)
Net sales by product category:
Banana	$1,510.9	43%	$1,420.2	40%	$1,199.0	36%
Other fresh produce	1,551.5	44%	1,559.8	44%	1,614.9	48%
Prepared food	337.4	10%	412.4	12%	429.4	13%
Other products and services	96.6	3%	138.6	4%	122.2	4%
Total	$3,496.4	100%	$3,531.0	100%	$3,365.5	101%

Gross profit by product category:
Banana	$108.7	35%	$117.7	34%	$61.0	17%
Other fresh produce	148.7	48%	171.1	50%	240.5	66%
Prepared food	52.2	17%	51.9	15%	59.7	16%
Other products and services	1.2	0%	3.3	1%	3.7	1%
Total	$310.8	100%	$344.0	100%	$364.9	100%

2009 Compared with 2008

Net Sales

Net sales in 2009 were $3,496.4 million compared with $3,531.0 million in 2008. The decrease in net sales of $34.6 million was primarily attributable to lower net sales of prepared food, other products and services and other fresh produce, partially offset by higher net sales of bananas.

•
Net sales in the prepared food segment decreased by $75.0 million principally due to lower sales volume of canned pineapples, beverage and deciduous products due to poor market conditions and unfavorable exchange rates.  Also contributing to the decrease in net sales in the prepared food segment was a change to a beverage production and distribution agreement in the United Kingdom, whereby sales are recognized net of production and distribution costs, resulting in approximately $11.0 million of lower net sales in 2009 as compared to 2008.

•
Net sales in the other products and services segment decreased by $42.0 million principally due to lower commodity selling prices affecting our Argentine grain business and lower third-party freight revenue due to the elimination of freight services from Northern Europe to the Caribbean.

•
Net sales in the other fresh produce segment decreased by $8.3 million principally as a result of lower net sales of tomatoes, other fruits and vegetables, non-tropical fruit and fresh-cut products, partially offset by higher net sales of melons and pineapples.

o
Net sales of tomatoes decreased primarily due to lower sales volume resulting from fluctuations in supply and demand.  Net sales of other fruits and vegetables decreased primarily due to product rationalization in North America combined with challenging market conditions.

o	Net sales of non-tropical fruit decreased principally as a result of lower sales volume of grapes and lower per unit sales prices for apples, partially offset by higher sales volume of avocados.

o	Net sales of fresh-cut products decreased primarily due to lower sales in Europe due to unfavorable exchange rates and product rationalization.

o
Net sales of melons increased as a result of higher sales volume that resulted principally from improved yields and increased production from Company-operated facilities in Central America, partially offset by a 7% decrease in per unit selling prices that resulted from higher industry volumes.

o
Net sales of pineapples increased principally due to an 11% increase in sales volume that resulted from the Caribana acquisition, partially offset by lower per unit sales prices. Pineapple per unit sales prices decreased as a result of the unfavorable current economic conditions and unfavorable exchange rates in Europe and South Korea.

•
Net sales in the banana segment increased by $90.8 million due to higher sales volume in North America, the Middle East and Asia combined with higher per unit sales prices in all regions, partially offset by unfavorable exchange rates in Europe and South Korea.  Also contributing to the increase in sales volume was the additional sales volume that resulted from the Caribana acquisition.

Cost of Products Sold

Cost of products sold was $3,185.6 million in 2009 compared with $3,187.0 million in 2008, a decrease of $1.4 million. This decrease in cost of products sold was primarily attributable to lower ocean freight rates that resulted from lower fuel prices, favorable exchange rates and $2.1 million of insurance proceeds related to the 2008 Brazil flood damage, partially offset by an increase in production costs due to lower yields and higher input costs and increased cost of produce from independent growers and a charge of $17.2 million related to growing crop inventory as a result of our decision to discontinue pineapple operations in Brazil.

Gross Profit

Gross profit was $310.8 million in 2009 compared with $344.0 million in 2008, a decrease of $33.2 million. The decrease in gross profit was attributable to lower gross profit on other fresh produce, bananas and other products and services, partially offset by higher gross profit on prepared food.

•
Gross profit on the other fresh produce segment decreased by $22.4 million principally as a result of lower gross profit on gold pineapples, melons and non-tropical fruit, partially offset by higher gross profit on fresh-cut products.

o
Gross profit on gold pineapples decreased principally as a result of a charge of $17.2 million related to growing crop inventory as a result of our decision to discontinue pineapple operations in Brazil, combined with lower per unit sales prices principally in Europe and North America as a result of poor market conditions and unfavorable exchange rates in Europe, partially offset by higher volume in all markets.

o	Gross profit on melons decreased principally due to lower per unit sales prices as a result of higher industry volumes in North America.

o
Gross profit in non-tropical fruit decreased principally due to lower gross profit on apples and grapes as a result of unfavorable market conditions, partially offset by higher gross profit on stone fruit (peaches, nectarines, plums, cherries, apricots) and avocados as a result of lower fruit costs.

o	Gross profit on fresh-cut products increased principally due to lower per unit costs and improved efficiencies in North America.

•
Gross profit in the banana segment decreased by $9.0 million principally due to a 5% increase in per unit cost as a result of higher procurement, production and distribution costs, partially offset by higher per unit sales prices and lower per unit ocean freight costs that resulted from lower fuel costs and improvements in vessel utilization.  Also affecting gross profit in the banana segment was the effect of the Brazil flood, which decreased gross profit by $2.1 million in 2008 due to inventory write-offs and increased gross profit in 2009 for the same amount due to insurance recovery.

•	Gross profit on the other products and services segment decreased by $2.1 million principally due to lower gross profit in our Argentine grain business resulting from lower commodity prices.

•	Gross profit in the prepared food segment increased by $0.3 million primarily due to lower freight costs, partially offset by higher distribution costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $3.3 million to $165.8 million in 2009 compared with $162.5 million in 2008. The increase was primarily due to higher marketing and selling expenses in Europe and the Middle East as a result of our efforts to support brand awareness, combined with higher professional fees and employee benefit expenses.

Gain on Sales of Property, Plant and Equipment

Gain on sales of property, plant and equipment was $11.2 million in 2009 principally as a result of the sale of five refrigerated vessels and properties in South America and Africa.  In 2008, the gain on sales of property, plant and equipment of $7.5 million resulted primarily from the sale of land and equipment in South America.

Asset Impairment and Other Charges

Asset impairment and other charges, net were $8.0 million in 2009 as compared with $18.4 million in 2008, a decrease of $10.4 million.

Asset impairment and other charges (credits) for 2009 were as follows:

•
$10.9 million in asset impairment and other charges as a result of our decision to discontinue pineapple operations in Brazil and our decision to not use certain property, plant and equipment as originally intended for other crop production related to the other fresh produce segment.

•
$1.2 million in termination benefits and contract termination costs resulting from our decision to eliminate our commercial cargo service from Northern Europe to the Caribbean related to the other products and services segment.

•
$2.0 million charge for impairment of the DEL MONTE® perpetual, royalty-free brand name license for beverage products in the United Kingdom due to lower than expected sales volume and pricing related to the prepared food segment.

•	$2.8 million impairment charge related to an intangible asset for a non-compete agreement as a result of the Caribana acquisition related to the banana segment.

•	$(0.8) million in reversals of contract termination costs previously recorded related to the closure of an under-utilized distribution center in the United Kingdom related to the banana segment.

•
$(4.7) million principally due to a gain from the discontinuance of the retiree medical plan and the reversal of certain contract termination costs related to the previously announced closing of our Hawaii pineapple operations related to the other fresh produce segment.

•	$(3.4) million gain due to insurance proceeds related to the 2008 Brazil floods related to the banana segment.

 Asset impairments and other charges for 2008 were as follows:

•	$11.3 million in asset impairment and other charges as a result of extensive flood damage at our banana farms in Brazil and Costa Rica.

•
$10.0 million in asset impairment and contract termination costs principally due to the closure of under-utilized distribution centers and the previously announced closure of our beverage production operation in the United Kingdom related to the banana and prepared food segments.

•	$(2.9) million net gain primarily due to unrecognized prior service costs as a result of the previously announced closing of our Hawaii pineapple operations related to the other fresh produce segment.

Operating Income

Operating income in 2009 was $148.2 million compared with an operating income of $170.6 million in 2008, a decrease of $22.4 million. The decrease in operating income is attributable to lower gross profit and higher selling, general and administrative expense, partially offset by increased gain on sales of property, plant and equipment and lower asset impairment and other charges.

Interest Expense

Interest expense was $11.9 million in 2009 as compared with $14.5 million in 2008, a decrease of $2.6 million. The lower interest expense in 2009 reflects a slight decrease in our average outstanding debt and lower average interest rates, partially offset by the write-off of debt issuance cost related to the refinancing of our term loan that was previously being amortized through May 10, 2011.

Other Income (Expense), Net

Other income (expense), net was a loss of $(5.2) million in 2009 compared with income of $4.5 million in 2008. The loss in 2009 was principally due to $6.4 million in foreign exchange losses primarily as a result of unfavorable exchange rates for the euro and British pound  as compared with $6.5 million in foreign exchange gains in 2008.  Partially offsetting the foreign exchange losses incurred in 2009 were higher equity earnings from unconsolidated subsidiaries.

Provision for (Benefit from) Income Taxes

Provision for (benefit from) income taxes was a benefit of $(12.8) million in 2009 as compared with a provision of $4.8 million in 2008.  The benefit from income taxes for 2009 related principally to $13.6 million of net changes in the deferred tax valuation allowance due to expected utilization of deferred tax assets as a result of increased profitability of our North America operations combined with the settlement of certain tax positions in connection with an audit.

2008 Compared with 2007

Net Sales

Net sales in 2008 were $3,531.0 million compared with $3,365.5 million in 2007. The increase in net sales of $165.5 million was primarily attributable to higher net sales of bananas and other products and services, partially offset by lower net sales of other fresh produce and prepared food. Net sales of bananas increased by $221.2 million due to higher per unit sales prices in all regions and higher sales volume in North America and the Middle East, partially offset by lower sales volume in Europe and Asia. On a worldwide basis, per unit sales prices increased 14%. The Caribana acquisition contributed to the increase in sales volume in North America. Net sales in the other products and services segment increased $16.4 million primarily due to increased sales in the Argentina grain and Chile plastic businesses. Net sales in the other fresh produce segment decreased by $55.1 million principally due to lower sales of melons, tomatoes, potatoes, vegetables and fresh-cut produce, partially offset by higher sales of gold pineapples and non-tropical fruit. Melon sales decreased due to a 12% decrease in sales volumes that resulted primarily from unfavorable growing conditions in Central America and North America. Sales of tomatoes, potatoes and other vegetables decreased primarily due to lower sales volume resulting from continuing product rationalization in North America and the salmonella outbreak in the United States originally linked to tomatoes. Sales of fresh-cut produce decreased due to the economic downturn affecting North America and Europe, which has resulted in consumers buying less expensive whole fruit as compared to pre-cut products. Sales of gold pineapples increased as a result of an 8% increase in sales volume primarily as a result of the Caribana acquisition, partially offset by a slight decrease in per unit sales prices. Sales of non-tropical fruit increased primarily due to higher per unit sales prices. Net sales in the prepared food segment decreased $17.0 million primarily as a result of the weakening British pound as compared to the U.S. dollar combined with increased sales of inventory on-hand that occurred during 2007 as a resulted from the conversion to independent distributors in the U.K. and Benelux markets, partially offset by higher sales in the Jordanian poultry and prepared meat business.

Cost of Products Sold

Cost of products sold was $3,187.0 million in 2008 compared with $3,000.6 million in 2007, an increase of $186.4 million. This increase in cost of products sold was primarily attributable to higher fruit costs resulting from increase input prices and procurement costs combined with negative foreign exchange impact as currencies in producing countries strengthened against the U.S. dollar as well as increased ocean freight that resulted from higher fuel prices, vessel operating expenses and charter rates. Also contributing to the increase in cost of sales were approximately $3.0 million in charges incurred principally related to wages paid to idled workers and write-offs of packaging materials and other clean-up costs as a result of extensive flood damage to our banana farms in Brazil and Costa Rica combined with a credit of $3.0 million for insurance proceeds related to the Kenya product recall that was included in cost of product sold in 2007.

Gross Profit

Gross profit was $344.0 million in 2008 compared with $364.9 million in 2007, a decrease of $20.9 million. The decrease in gross profit was primarily attributable to lower gross profit on the other fresh produce segment of $69.4 million and lower gross profit on the prepared food segment of $7.8 million, partially offset by higher gross profit on bananas of $56.7 million.

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

Gain on Sales of Property, Plant and Equipment

Gain on sales of property, plant and equipment was $7.5 million in 2008 principally as a result of the sale of land and equipment in South America. In 2007, the gain on sales of property, plant and equipment of $17.4 million was principally due to our disposal of non-performing assets, the sale of a refrigerated vessel and the insurance proceeds related to the accidental loss of another vessel.

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

In 2007, we recorded asset impairment charges totaling $15.5 million related to exit activities in the prepared food and other fresh produce segments principally in Europe and South America. In addition, as a result of the decision to exit all production activities in Hawaii in 2006, we recorded a net gain of $4.4 million during 2007 related to the other fresh produce segment. This net gain consisted principally of a curtailment gain related to the U.S.-based post-retirement health plan, partially offset by additional severance and other exit activity charges. Also included in asset impairment and other charges in 2007 were $1.4 million principally related to exit activities in the prepared food segment in Europe as a result of our decision to market our prepared food products through independent distributors in certain European markets and to outsource the U.K. beverage production.

Operating Income

Operating income in 2008 was $170.6 million compared with an operating income of $193.0 million in 2007, a decrease of $22.4 million. The decrease in operating income was attributable to lower gross profit, lower gain on sales of property, plant and equipment and higher asset impairment and other charges, partially offset by lower selling, general and administrative expenses.

Interest Expense

Interest expense was $14.5 million in 2008 as compared with $27.8 million in 2007, a decrease of $13.3 million. In 2008, interest expense declined, reflecting a slight decrease in our average outstanding debt and lower average interest rates.

Other Income (Expense), Net

Other income (expense), net was $4.5 million in 2008 compared with $14.3 million in 2007.  The decrease in other income (expense), net was principally due to lower foreign exchange gains as a result of unfavorable exchange rate movements in our principal trading currencies.

Provision for Income Taxes

Provision for income taxes was $4.8 million in 2008 compared with $1.4 million in 2007, an increase of $3.4 million. The increase in provision for income taxes was due to increased taxable earnings in certain jurisdictions, combined with additional accruals for uncertain tax positions.

Liquidity and Capital Resources

Net cash provided by operating activities was $256.1 million for 2009 as compared with $205.0 million for 2008, an increase of $51.1 million. The increase in cash provided by operating activities was principally attributable to lower levels of trade receivables that resulted from improved collections and lower sales combined with lower levels of raw materials and packaging supplies inventories, partially offset by lower net income and higher payments for accounts payable and accrued expenses.

Net cash provided by operating activities for 2008 was $205.0 million, an increase of $57.7 million from 2007. The increase in cash provided by operating activities was primarily attributable to changes in operating assets and liabilities primarily comprised of lower levels of accounts receivable that resulted from improved collections, higher accounts payable and accrued expenses due to increased costs, partially offset by higher levels of growing crop inventory as a result of expanded melon and pineapple farming operations.

Working capital was $543.1 million at January 1, 2010, compared with $200.2 million at December 26, 2008, an increase of $342.9 million. This increase in working capital was primarily attributable to the classification of the borrowings under the New Credit Facility (as defined below), as long-term debt as of January 1, 2010 compared with the classification of borrowings under the Credit Facility (as defined below), as current as of December 26, 2008, combined with lower levels of accounts payable and accrued expenses, partially offset by lower levels of trade receivables and inventories and prepaid expenses and other current assets.

Net cash used in investing activities was $66.9 million for 2009, $499.5 million for 2008 and $50.8 million for 2007. Net cash used in investing activities for 2009 consisted primarily of capital expenditures of $84.5 million, partially offset by proceeds from sales of property, plant and equipment of $17.6 million.  Our capital expenditures for 2009 were comprised of $51.6 million primarily for distribution centers in Saudi Arabia and expansion of production facilities in Costa Rica, Guatemala, Brazil and the Philippines related to the banana segment, $29.9 million principally for expansion and improvements of our pineapple operations in Costa Rica and the Philippines, improvements of non-tropical fruit operations in Chile and of fresh-cut fruit facilities in North America and the United Kingdom related to the other fresh produce segment and $5.3 million for expansion of production facilities in Jordan and Kenya related to the prepared food segment.  Proceeds from sale of property, plant and equipment for 2009 consisted primarily of the sale of five refrigerated vessels that were scrapped and properties in South America and Africa.

Net cash used in investing activities for 2008 consisted primarily of capital expenditures of $101.5 million, purchase business combination of $414.5 million, partially offset by $16.5 million of proceeds from sale of property, plant and equipment. Capital expenditures for 2008 consisted of $59.4 million principally for distribution centers in Saudi Arabia and South Korea and for production facilities in the Philippines, Guatemala and Brazil related to the banana segment, $23.1 million principally for expansion of production facilities in the Philippines, Costa Rica and Chile related to the other fresh produce segment and $19.0 million principally for production facilities in Jordan and Kenya related to the prepared food segment. Cash payments for purchases of business combinations consisted principally of the acquisition of Caribana for $401.2 million and the purchase of melon operations in Costa Rica and Guatemala for $12.4 million. Proceeds from sale of property, plant and equipment consisted primarily of disposal of non-performing assets in South America and Europe.

Net cash used in investing activities for 2007 consisted primarily of capital expenditures of $81.4 million and an additional investment of $2.0 million in an unconsolidated subsidiary in Costa Rica, partially offset by $32.2 million of proceeds from sale of property, plant and equipment. Capital expenditures for 2007 consisted primarily of expansion of distribution and manufacturing facilities in the Middle East and expansion of production facilities in Kenya, Brazil and the Philippines. Proceeds from sale of property, plant and equipment principally consisted of disposals of non-performing assets in Europe, Africa and North America, combined with the sale of a refrigerated vessel and the insurance proceeds related to the accidental loss of another vessel.

Net cash used in financing activities of $182.2 million for 2009 was primarily attributable to net repayments on long-term debt of $198.0 million, partially offset by contributions from noncontrolling interest of $14.8 million and proceeds from stock options exercised of $1.0 million.

Net cash provided by financing activities of $304.5 million for 2008 was attributable to net borrowings under our credit facilities of $271.8 million, proceeds from stock options exercised of $22.1 million and contributions from noncontrolling interest of $10.6 million.

Net cash used in financing activities of $106.3 million for 2007 was attributable to net repayment of long-term debt of $242.3 million, partially offset by $117.5 million of proceeds from the issuance of our Ordinary Shares and $13.3 million from stock options exercised and $5.2 million of contributions from noncontrolling interest. During November 2007, we sold 4,222,000 of our Ordinary Shares in a public offering. The net proceeds from the issuance of our Ordinary Shares were primarily used for repayments of long-term debt.

During the first six months of 2009, we financed our working capital and other liquidity requirements primarily through cash from operations and borrowings under a credit facility administered by Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch, which we refer to as Rabobank (the “Credit Facility”). The Credit Facility included a revolving commitment of $600.0 million expiring November 10, 2009 and a term loan commitment (the “Term Loan”).

On July 17, 2009, we refinanced and replaced the Credit Facility (including the Term Loan) with a $500 million senior secured revolving credit facility (the “New Credit Facility”) with Rabobank Nederland, New York Branch, as administrative agent and lead arranger.  The New Credit Facility has a 3.5-year term, with a scheduled maturity date of January 17, 2013.  The New Credit Facility includes a swing line facility and a letter of credit facility with a $100 million sublimit.  Borrowings under the New Credit Facility bear interest at a spread over the London Interbank Offer Rate (“LIBOR”) that varies with our leverage ratio.  The New Credit Facility is collateralized directly or indirectly by substantially all of our assets and is guaranteed by certain of our subsidiaries.  At January 1, 2010, we had $309.7 million outstanding under the New Credit Facility bearing interest at 3.26%.  In addition, we pay a fee on unused commitments.

The New Credit Facility requires us to be in compliance with financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers.  As of January 1, 2010, we were in compliance with all of the financial and other covenants contained in the New Credit Facility.

At January 1, 2010, we had $184.7 million available under committed working capital facilities, primarily under the New Credit Facility.  At January 1, 2010, we applied $17.9 million to the letter of credit facility, comprised primarily of certain contingent obligations and other governmental agencies guarantees combined with guarantees for purchases of raw materials and equipment.  We also had $7.8 million in other letters of credit and bank guarantees not included in the letter of credit facility.

As of January 1, 2010, we had $325.2 million of long-term debt and capital lease obligations, including the current portion, consisting of $309.7 million outstanding under the New Credit Facility, $6.0 million of capital lease obligations and $9.5 million of other long-term debt.

Based on our operating plan combined with our borrowing capacity under our New Credit Facility, we believe we will have sufficient resources to meet our cash obligations in 2010 and the foreseeable future.

As of January 1, 2010, we had cash and cash equivalents of $34.5 million.

As a result of the previously announced closure of our Hawaii pineapple operations, the closure of an under-utilized facility in the United Kingdom and the discontinuance of commercial cargo service in Europe, we paid approximately $2.1 million in termination benefits and contractual obligations during 2009.  We expect to make additional payments of $3.1 million in 2010 and thereafter related to these matters.  These cash outlays will be funded from operating cash flows and available borrowings under our credit facilities.  We do not expect additional charges related to the exit activities mentioned above that would significantly impact our results of operations and financial condition.

The principal capital expenditures planned for 2010 consist of approximately $103 million consisting of expansion and improvements of production facilities in Costa Rica, Guatemala, Chile, Kenya and the Philippines and distribution facilities in North America and the United Kingdom.  We expect to fund our capital expenditures in 2010 through operating cash flows and borrowings under credit facilities. We generated cash from operations of $256.1 million in 2009 and had $172.4 million available under our New Credit Facility as of January 1, 2010.

The fair value of our derivatives increased from a net asset of $7.1 million as of December 26, 2008, to a net asset of $19.6 million as of January 1, 2010, related to our foreign currency and bunker fuel cash flow hedges.  For foreign currency hedges, these fluctuations are primarily driven by the strengthening or weakening of the U.S. dollar compared to the euro, British pound and Japanese yen currencies being hedged relative to the contracted exchange rates.  For bunker fuel hedges, these fluctuations are driven by the increase or decrease in bunker fuel prices relative to the contracted bunker fuel price.  During 2009, we predominately entered into derivative contracts to hedge the British pound, euro and Japanese yen, as well as to hedge bunker fuel prices. The change in 2009 was primarily related to the strengthening of the U.S. dollar compared to the Japanese yen relative to the contracted hedge position coupled with the fact that we entered into bunker fuel derivatives in 2009 of which the fair valuation resulted in a net unrealized gain of $4.3 million.  We enter into derivative instruments with counterparties that are highly rated and do not expect a deterioration of our counterparty’s credit rating; however, the deterioration of our counterparty’s credit would affect the consolidated  financial statements in the recognition of the fair value of the hedges that would be transferred to earnings as the contracts settle.  We expect that gains of $16.3 million and $3.3 million of the fair value of hedges will be transferred to earnings in 2010 and 2011 along with the earnings effect of the hedged forecasted transactions.

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

Growing Crops

Expenditures on pineapple, melon and non-tropical fruit, including grapes, growing crops are valued at the lower of cost or market and are deferred and charged to cost of products sold when the related crop is harvested and sold. The deferred growing costs consist primarily of land preparation, cultivation, irrigation and fertilization costs. The deferred growing crop calculation is dependent on an estimate of harvest yields and future crop expenditures. If there is an unexpected decrease in estimated harvest yields, a write-down of deferred growing costs may be required. During 2009, we incurred a charge of $17.1 million in cost of products sold primarily related to growing crop inventory as a result of our decision to discontinue pineapple operations in Brazil, in the other fresh produce segment.

Stock-Based Compensation

Our share-based payments are composed entirely of compensation expense related to stock options and all stock option awards are granted to employees and members of our Board of Directors, each of whom meets the definition of an employee under the provisions of the Accounting Standards CodificationTM (the “Codification” or “ASC”) guidance on “Compensation-Stock Compensation”.   We use the Black-Scholes option pricing model to estimate the fair value of stock options granted.

Stock-based compensation expense related to stock options for the year ended January 1, 2010, included in the determination of income before provision for income taxes and net income, totaled $10.4 million on the straight-line, single award basis, or $0.16 per diluted share, respectively, and are included in the accompanying Consolidated Statements of Income for the year ended January 1, 2010 in selling, general and administrative expenses. We are in a net operating loss carryforward position in the relevant jurisdictions for the years ended 2007, 2008 and 2009, therefore there was no reduction in taxes currently payable or related effect on cash flows as the result of excess tax benefits from stock options exercised in these periods.   The amount of cash received from the exercise of stock options was $1.0 million for the year ended January 1, 2010. As of January 1, 2010, the total remaining unrecognized compensation costs related to non-vested stock options amounted to $16.2 million, which will be amortized over the weighted-average remaining requisite service period of 2.1 years.

Goodwill and Indefinite-Lived Intangible Assets

We assess goodwill for impairment on an annual basis on the first day of the fourth quarter of each year, or sooner if events indicate such a review is necessary. Based on this valuation, we have determined that there was no impairment of goodwill in 2009, 2008 or 2007. As of January 1, 2010, we were not aware of any items or events that would cause us to further adjust the recorded value of goodwill for impairment. Potential impairment exists if the fair value of a reporting unit to which goodwill has been allocated is less than the carrying value of the reporting unit. The amount of the impairment to recognize, if any, is calculated as the amount by which the carrying value of goodwill exceeds its implied value. Future changes in the estimates used to conduct the impairment review, including revenue projection, market values and changes in the discount rate used, could cause the analysis to indicate that our goodwill is impaired in subsequent periods and result in a write-off of a portion or all of goodwill. The discount rate used is based on independently calculated risks, our capital mix and an estimated market risk premium. The fair value of the prepared and melon reporting units’ goodwill is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of this asset. If we are unable to recover from current challenging economic conditions in Europe, the prepared reporting unit goodwill may be at risk for impairment in the future.  If we are unable to recover from lower melon pricing in North America, the melon reporting unit may be at risk for impairment in the future.  As of the latest annual impairment test, the fair values of the prepared and melon reporting units’ goodwill exceeded their carrying values by 10% and 20%, respectively.  We estimate that a one-percentage point increase in the discount rate and a five percent decrease in expected future cash flows used would result in the carrying values exceeding the fair values by $30.9 million and $1.8 million related to the prepared and melon reporting units, respectively.  This would then trigger a fair valuation of the respective reporting unit to determine the amount of the impairment.

As part of the Del Monte Foods acquisition, we acquired perpetual, royalty-free licenses to use the DEL MONTE® brand for processed and/or canned food in more than 100 countries throughout Europe, Africa and the Middle East. Included in other non-current assets at January 1, 2010 is an indefinite-lived intangible asset of $70.3 million related to these licenses. This indefinite-lived intangible asset is not being amortized but is reviewed for impairment consistent with the Codification guidance on “Intangibles – Goodwill and Other”.  In 2009, we recorded a $2.0 million charge for impairment of the DEL MONTE® royalty-free brand name license for U.K. beverage products due to lower than expected sales volume and pricing.  This indefinite-lived asset is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of this asset. We estimate that a five percent decrease in the expected future cash flows of this indefinite-lived intangible asset and a one-percentage point increase in the discount rate used would result in a further impairment loss of approximately $0.6 million related to this asset.

Impairment of Long-Lived Assets

We account for the impairment of long-lived assets in accordance with the Codification guidance related to “Property, Plant and Equipment”. The Codification guidance requires write-downs to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In 2007, we recorded asset impairment charges of $15.5 million related to exit activities in the prepared food and other fresh produce segments principally in Europe and South America. In 2008, we recorded asset impairment of $15.7 million primarily as a result of extensive flood damage at our banana farms in Brazil and Costa Rica, the closure of under-utilized distribution centers and the previously announced closure of our beverage production operation in the United Kingdom.  During 2009, we recorded asset impairment charges of $13.3 million due to our decision to discontinue pineapple planting in Brazil, our decision not to use certain property, plant and equipment as originally intended for other crop production and an impairment of an intangible asset for a non-compete agreement as a result of the Caribana acquisition.

In assessing potential impairment, we consider the operating performance and projected undiscounted cash flows of the relevant assets. If the projected cash flows are estimated to be less than the assets’ carrying value, we may have to record additional impairment charges. The fair value of the assets is determined based on discounted future cash flows or independent appraisals from third parties.

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

Environmental Remediation Liabilities

Estimated expenses associated with environmental remediation obligations are accrued when such expenses are probable and can be reasonably estimated. We have recorded provisions for the Kunia Well Site related to the expected environmental remediation. The related liability is based on the Record of Decision, which was issued by the EPA on September 25, 2003. Certain portions of the EPA’s estimates have been discounted using a 5% interest rate. Interest expense of $0.6 million was accrued during 2009. In 2004, we commenced certain remediation and further testing activities. At January 1, 2010 and December 26, 2008, the total liability for the Kunia Well Site was $19.9 million and $20.2 million, respectively. We expect to expend approximately $0.5 million in cash per year for the next five years. The ultimate amount of the cost for the expected environmental remediation of the Kunia Well Site is dependent on the actual cost. Actual remediation costs could significantly differ from our estimates.

Derivative Financial Instruments

We account for derivative financial instruments in accordance with the ASC guidance on “Derivatives and Hedging”.  The ASC on “Derivatives and Hedging” requires us to recognize the value of derivative instruments as either assets or liabilities in the statement of financial position at fair value.  The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated as a hedge and qualifies as part of a hedging relationship.  The accounting also depends on the type of hedging relationship, whether a cash flow hedge, a fair value hedge, or hedge of a net investment in a foreign operation.  A fair value hedge requires that the effective portion of the change in the fair value of a derivative financial instrument be offset against the change in the fair value of the underlying asset, liability, or firm commitment being hedged through earnings. A cash flow hedge requires that the effective portion of the change in the fair value of a derivative instrument be recognized in other comprehensive income, a component of shareholders’ equity, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  The ineffective portion of the change in fair value of a derivative instrument is to be recognized in earnings in the same line in which the hedge transaction affects earnings.  The ineffective portion of the change in fair value is immaterial for the year ended January 1, 2010.

We use derivative financial instruments primarily to reduce our exposure to adverse fluctuations in foreign exchange rates and bunker fuel prices. When entered into, we formally designate and document the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction. The fair values of derivatives used to hedge or modify our risks fluctuate over time. These fair value amounts should not be viewed in isolation, but rather in relation to the cash flows or fair value of the underlying hedged transactions or assets and other exposures and to the overall reduction in our risk relating to adverse fluctuations in foreign exchange rates and bunker fuel prices.

We account for the fair value of our derivative financial instruments as either an asset in other current assets or noncurrent assets or a liability in accrued expenses or other noncurrent liabilities.  We use an income approach to value our outstanding foreign currency and bunker fuel cash flow hedges.  An income approach consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts using current market information as of the measurement date such as foreign currency and bunker fuel spot and forward rates.  An element of default risk based on observable inputs is also built into the fair value calculation.

Fair Value Measurements

We measure fair value for financial instruments, such as derivatives on an ongoing basis.  We measure fair value for non-financial assets, when a valuation is necessary, such as for impairment of long-lived and indefinite-lived assets when indicators of impairment exist.  Fair value is measured in accordance with the ASC on “Fair Value Measurements and Disclosures”.  The ASC on “Fair Value Measurements and Disclosures” defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value.  The ASC also requires us to classify fair value measurements based on the weight of observable and unobservable valuation inputs as follows:  Level 1:  inputs are derived from quoted prices in active markets for identical assets; Level 2: inputs are derived from significant other observable inputs and Level 3:  inputs utilized are not observable.  We adopted the provisions of “Fair Value Measurements and Disclosures” for financial instruments effective December 29, 2007, the first day of our 2008 fiscal year and for non-financial assets effective December 27, 2008, the first day of our 2009 fiscal year.

During the quarter ended March 27, 2009, we recognized an impairment charge of $2.0 million related to the Del Monte indefinite-lived intangible of a perpetual, royalty-free brand name license due to lower than expected sales volumes and pricing in the United Kingdom in the prepared foods segment specifically related to beverage products.  There was no further impairment on the U.K. beverage licenses for the year ended January 1, 2010.  An income-based approach was used to value the trademark intangible, which measures the fair value of an intangible asset by capitalizing the royalties saved due to ownership of the intangible asset rather than paying a rent or royalty for the use of the asset.  This income-based approach referred to as the royalty savings method utilizes internal unobservable inputs such as a discounted net sales cash flow model with the application of a royalty savings rate assumption corroborated by a mix of internal and market inputs.  Due to the weight of the unobservable inputs used, we classify the fair value of this indefinite-lived intangible asset within Level 3 of the fair value hierarchy.

Our trademarks are valued on the basis of prepared products, specifically beverage products produced and sold in the United Kingdom, with a trademark carrying value at January 1, 2010 of $6.7 million and all other prepared products with a trademark carrying value at January 1, 2010 of $63.6 million.

We recorded $10.5 million in asset impairment and other charges (credits) resulting from our decision in May 2009 to discontinue pineapple planting in Brazil and our subsequent decision, during the third quarter, to not use certain property, plant and equipment as originally intended for other crop production.  The carrying value of these assets was $17.4 million and was written down to a fair value of $6.9 million.  We estimated the fair value of the underlying assets by using a combination of the market approach and the cost approach.  The cost approach is based on the amount that currently would be required to replace the service capacity of the assets.  The market approach uses prices and other relevant information generated by market transactions involving comparable assets.  We used a combination of observable inputs primarily based on appraisals and unobservable inputs using market participant assumptions to estimate the fair value of the underlying assets.  Due to the weight of the unobservable inputs used, we classify the fair value of these long-lived assets within Level 3 of the fair value hierarchy.

Recent Developments

On February 27, 2010, Chile experienced an earthquake of significant magnitude that caused widespread damage in the central part of the country, including Santiago, where our South American regional headquarters is located.  Our preliminary assessment revealed no significant damage to our facilities.  However, we are still assessing the earthquake’s effects on our operations and our ability to export fruit from Chile.  At this time, we are not able to determine the effect on our financial condition or results of operations due to this event.

New Accounting Pronouncements

On December 23, 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) on accounting for transfers of financial assets, which codifies Statement of Financial Accounting Standard (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140”.  ASC guidance on “Transfers and Servicing” provides accounting and financial reporting rules for sales, securitizations, and servicing of receivables and other financial assets, and for secured borrowing and collateral transactions.  Furthermore, existing guidance on “Transfers and Servicing” defines the criteria for determining whether a transfer of financial assets represents a sale of the assets or a collateralized borrowing arrangement.   This ASU amends the guidance on “Transfers and Servicing” to (a) eliminate the concept of Qualified Special Purpose Entities (“QSPEs”); (b) clarify many of the requirements to account for a transfer of financial assets as a sale; and (c) include additional disclosure requirements.  We are required to comply with the requirements of this ASU commencing on the first day of our 2010 fiscal year and we expect an immaterial impact, if any, on our Consolidated Financial Statements.

On December 23, 2009, the FASB issued an ASU on variable interest entities, which codifies SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, which amends the consolidation guidance that applies to Variable Interest Entities (“VIEs”).  The ASU amends many important provisions of the existing guidance on “Consolidation”.  The key changes include (a) the requirement that QSPEs be considered under the consolidation guidance, whereas QSPEs were previously exempted from the existing consolidation guidance; (b) the requirement that the reconsideration of an entity’s status as the primary beneficiary be assessed qualitatively on an on-going basis and not only when a triggering event occurs; (c) the consideration of “kick-out” rights in determining if an entity is a VIE, which may cause additional entities to now be considered VIEs; and (d) amendment to the events that trigger a reassessment of whether an entity is a VIE.  We are required to comply with the requirements of this ASU commencing on the first day of our 2010 fiscal year and we expect an immaterial impact, if any, on our Consolidated Financial Statements.

On January 21, 2010, the FASB issued an ASU on improving disclosures about fair value measurements, which amends the ASC on “Fair Value Measurements and Disclosures” to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements.  The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  Further, the ASU amends guidance on employers’ disclosures about postretirement benefit plan assets under the ASC guidance on “Compensation – Retirement Benefits” to require that disclosures be provided by classes of assets instead of by major categories of assets.  We are required to comply with the requirements of this ASU commencing the first day of our 2010 fiscal year.  This ASU will not have an impact to our Consolidated Financial Statements except to require us to provide increased disclosure.

Trend Information

Our net sales growth in recent years has been achieved primarily through increased sales volume in existing markets of other fresh produce, primarily pineapples, melons and non-tropical fruit, and favorable pricing on our Del Monte Gold® Extra Sweet pineapple combined with increased sales volume of bananas in existing and new markets. During 2009, our net sales were positively affected by higher sales volume of bananas, gold pineapples and melons that resulted from our recent acquisitions and production expansion, which was offset principally by lower net sales of prepared food and other products and services. Our net sales growth in recent years is also attributable to a broadening of our product line with the expansion of our fresh-cut produce business and our expansions into new markets. We expect our net sales to continue to be driven by increased sales volumes in our banana, other fresh produce and the prepared food segments. As a result of our 2008 acquisitions of banana, gold pineapple and melon operations, we expect a continued increase in net sales of these products in North America, Europe and the Middle East. In Europe, Africa and the Middle East, we expect increased sales of our fresh produce and prepared food product offerings. More specifically, we expect to increase our sales in the Middle East by expanding our distribution networks and increasing our sales volume in the fresh produce product lines. We also expect to increase our sales by developing new products in the prepared food segment, such as various frozen juice stick bars, targeting the convenience store and foodservice trade in selected European and Middle East markets.

In the pineapple, grape and non-tropical fruit markets, we believe that the high degree of capital investment and cultivation expertise required, as well as the longer length of the growing cycle, makes it relatively difficult to enter the market. However, in recent years we have experienced an increase in competition with respect to our Del Monte Gold® Extra Sweet pineapple, which has affected our results. We expect these competitive pressures to continue in 2010.

In the EU, the banana import tariff system that has been in effect since 2006 is expected to be modified in 2010.  On December 15, 2009, the EU entered into an agreement with certain Latin America banana exporting countries to settle the long running dispute over banana import tariffs.  The EU will gradually decrease import tariffs on bananas from Latin America from the current level of €176 per ton to €114 per ton in 2017.  The largest reduction in the import tariff of €28 per ton will be retroactively effective  to December 15, 2009, once the national lawmakers ratify the agreement, which is expected within four months.  During 2009, the EU banana market was stable and per unit net sales prices increased.  We cannot predict the impact of this reduction of banana import tariffs on the EU market.

Our costs are determined in large part by the prices of fuel and packaging materials, including containerboard, plastic, resin and tin plate. Any significant increase in the cost of these items could also materially and adversely affect our operating results. Other than the cost of our products (including packaging), sea and inland transportation costs represent the largest component of cost of products sold. Fuel prices increased by 21% and containerboard prices increased by 17% in 2006 as compared with 2005.  During 2007, the cost of fuel further increased by 17% and containerboard increased slightly as compared with 2006, and during 2008, fuel prices increased an additional 42% and containerboard increased 11%. During 2009, fuel prices decreased by 32% and containerboard decreased 24% as compared with 2008, reducing cost of product sold by $67.0 million.  We do not expect the cost of fuel and containerboard to continue to decrease in 2010.  In addition, we are subject to the volatility of the short-term charter vessel market because approximately one-half of our refrigerated vessels are chartered rather than owned. These charters are for periods of one to 10 years.  Charter rates have generally increased during 2007 and 2008 as compared with the relevant prior year, but did not experience any further increase during 2009. During 2009, we entered into 10-year agreements to charter four new vessels.  Two of these new vessels were put into service during the fourth quarter of 2009 and the remaining two are scheduled for delivery during the first half of 2010.  We believe that our fleet of owned vessels combined with longer-term charters is effective in reducing our ocean freight costs and mitigates our exposure to the volatility of the charter market.

Tabular Disclosure of Contractual Obligations

The following details information with respect to our contractual obligations as of January 1, 2010.

	(U.S. dollars in millions)
Contractual obligations by period	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Fruit purchase agreements	$1,724.2	$250.8	$441.9	$393.1	$638.4
Purchase obligations	243.2	178.7	33.4	22.1	9.0
Operating leases and charter agreements	477.1	102.6	120.5	77.3	176.7
Capital lease obligations (including interest)	6.5	3.2	3.2	0.1	-
Long-term debt	319.2	2.0	317.1	0.1	-
Retirement benefits	84.8	7.5	14.7	15.5	47.1
Uncertain tax positions	9.4	1.6	7.2	0.6	-
Totals	$2,864.4	$546.4	$938.0	$508.8	$871.2

We have agreements to purchase the entire production of certain products of our independent growers in Costa Rica, Guatemala, Ecuador, Cameroon, Colombia, Chile, Brazil and the Philippines that meet our quality standards. Total purchases under these agreements amounted to $670.0 million, $690.3 million and $580.8 million for 2009, 2008 and 2007, respectively.  During 2009, we entered into a contract to charter four refrigerated vessels for a 10 year period.  The contractual obligation related to this long-term charter agreement is included in operating leases and charter agreements above.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in currency exchange rates and interest rates, which may adversely affect our results of operations and financial condition. We seek to minimize the risks from these currency exchange rate and interest rate fluctuations through our regular operating and financing activities and, when considered appropriate, through the use of derivative financial instruments. Our policy is to not use financial instruments for trading or other speculative purposes and not to be a party to any leveraged financial instruments.

We manage our currency exchange rate risk by hedging a portion of our overall exposure using derivative financial instruments. We also have procedures to monitor the impact of market risk on the fair value of long-term debt, short-term debt instruments and other financial instruments, considering reasonably possible changes in currency exchange and interest rates.

Exchange Rate Risk

Because we conduct our operations in many areas of the world involving transactions denominated in a variety of currencies, our results of operations as expressed in U.S. dollars may be significantly affected by fluctuations in rates of exchange between currencies. These fluctuations could be significant. Approximately 41% of our net sales and a significant portion of our costs and expenses in 2009 were denominated in currencies other than the dollar. We generally are unable to adjust our non-dollar local currency sales prices to reflect changes in exchange rates between the dollar and the relevant local currency. As a result, changes in exchange rates between the euro, Japanese yen, British pound or other currencies in which we receive sale proceeds and the dollar have a direct impact on our operating results. There is normally a time lag between our sales and collection of the related sales proceeds, exposing us to additional currency exchange rate risk.

To reduce currency exchange rate risk, we generally exchange local currencies for dollars promptly upon receipt. We periodically enter into currency forward contracts as a hedge against a portion of our currency exchange rate exposures; however, we may decide not to enter into these contracts during any particular period. As of January 1, 2010, we had several foreign currency cash flow hedges outstanding. The fair value of these hedges as of that date was a net asset of $19.6 million.

The results of a hypothetical 10% strengthening in the average value of the dollar during 2009 relative to the other currencies in which a significant portion of our net sales are denominated would have resulted in a decrease in net sales of approximately $132.0 million for the year ended January 1, 2010. This calculation assumes that each exchange rate would change in the same direction relative to the dollar. In addition to the direct effect of changes in exchange rates quantified above, changes in exchange rates also affect the volume of sales. Our sensitivity analysis of the effects of changes in currency exchange rates does not factor in a potential change in sales levels or any offsetting gains on currency forward contracts.

Interest Rate Risk

As described in Note 13, “Long-Term Debt and Capital Lease Obligations” to the Consolidated Financial Statements, our indebtedness is both variable and fixed rate.

At January 1, 2010, our variable rate total debt had a carrying value of $317.3 million. The fair value of the debt approximates the carrying value because the variable rates approximate market rates. A 10% increase in the interest rate for 2009 would have resulted in a negative impact of approximately $1.2 million on our results of operations for the year ended January 1, 2010.

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

Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 1, 2010.

The effectiveness of our internal control over financial reporting as of January 1, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that is included elsewhere herein. That report expresses an unqualified opinion on the effectiveness of our internal control over financial reporting.

Fresh Del Monte Produce Inc.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of
Fresh Del Monte Produce Inc.

We have audited Fresh Del Monte Produce Inc. and subsidiaries’ internal control over financial reporting as of January 1, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Fresh Del Monte Produce Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Fresh Del Monte Produce Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 1, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fresh Del Monte Produce Inc. and subsidiaries as of January 1, 2010 and December 26, 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended January 1, 2010 of Fresh Del Monte Produce Inc., and our report dated March 2, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Miami, Florida
March 2, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Fresh Del Monte Produce Inc.

We have audited the accompanying consolidated balance sheets of Fresh Del Monte Produce Inc. and subsidiaries as of January 1, 2010 and December 26, 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended January 1, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fresh Del Monte Produce Inc. and subsidiaries at January 1, 2010 and December 26, 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 1, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the accompanying consolidated financial statements, in 2009 the Company changed its method of accounting for noncontrolling interests.  In addition, as discussed in Note 2 to the accompanying consolidated financial statements, in 2008 the Company changed its method of accounting and disclosures for fair value of assets and liabilities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fresh Del Monte Produce Inc.’s internal control over financial reporting as of January 1, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Miami, Florida
March 2, 2010

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(U.S. dollars in millions, except share and per share data)

	January 1,	December 26,
	2010	2008
Assets
Current assets:
Cash and cash equivalents	$34.5	$27.6
Trade accounts receivable, net of allowance of
$11.9 and $15.8, respectively	309.8	348.0
Other accounts receivable, net of allowance
of $14.1 and $14.0, respectively	65.2	62.0
Inventories	436.9	459.8
Deferred income taxes	7.8	19.2
Prepaid expenses and other current assets	46.2	58.0
Total current assets	900.4	974.6

Investments in and advances to unconsolidated companies	10.4	8.0
Property, plant and equipment, net	1,068.5	1,085.2
Deferred income taxes	68.9	43.6
Other noncurrent assets	138.8	138.5
Goodwill	409.0	401.1
Total assets	$2,596.0	$2,651.0

Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued expenses	$316.9	$379.6
Current portion of long-term debt and capital lease obligations	4.9	358.0
Deferred income taxes	25.8	26.0
Income taxes and other taxes payable	9.7	10.8
Total current liabilities	357.3	774.4

Long-term debt and capital lease obligations	320.3	154.8
Retirement benefits	78.0	61.4
Other noncurrent liabilities	60.1	54.1
Deferred income taxes	85.1	92.4
Total liabilities	900.8	1,137.1

Commitments and contingencies	-	-

Shareholders' equity:
Preferred shares, $0.01 par value; 50,000,000 shares
authorized; none issued or outstanding	-	-
Ordinary shares, $0.01 par value; 200,000,000 shares
authorized; 63,615,411 issued and outstanding
and 63,553,211 issued and outstanding, respectively	0.6	0.6
Paid-in capital	561.2	549.8
Retained earnings	1,108.5	964.6
Accumulated other comprehensive income (loss)	2.8	(18.1)
Total Fresh Del Monte Produce Inc. shareholders' equity	1,673.1	1,496.9
Noncontrolling interests	22.1	17.0
Total shareholders' equity	1,695.2	1,513.9
Total liabilities and shareholders' equity	$2,596.0	$2,651.0

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(U.S. dollars in millions, except share and per share data)

	Year ended
	January 1,	December 26,	December 28,
	2010	2008	2007
Net sales	$3,496.4	$3,531.0	$3,365.5
Cost of products sold	3,185.6	3,187.0	3,000.6
Gross profit	310.8	344.0	364.9

Selling, general and administrative expenses	165.8	162.5	176.8
Gain on sales of property, plant and equipment	11.2	7.5	17.4
Asset impairment and other charges, net	8.0	18.4	12.5
Operating income	148.2	170.6	193.0

Interest expense	11.9	14.5	27.8
Interest income	0.7	1.4	1.9
Other income (expense), net	(5.2)	4.5	14.3

Income before income taxes	131.8	162.0	181.4

Provision for (benefit from) income taxes	(12.8)	4.8	1.4
Net income	$144.6	$157.2	$180.0

Less: net income (loss) attributable to noncontrolling interests	0.7	(0.5)	0.2
Net income attributable to Fresh Del Monte Produce Inc.	$143.9	$157.7	$179.8

Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Basic	$2.26	$2.49	$3.07

Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Diluted	$2.26	$2.48	$3.06

Weighted average number of ordinary shares:
Basic	63,570,999	63,344,941	58,490,281
Diluted	63,668,352	63,607,786	58,772,718

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in millions)

	Year ended
	January 1,	December 26,	December 28,
	2010	2008	2007
Operating activities:
Net income	$144.6	$157.2	$180.0
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	83.7	83.5	79.7
Amortization of debt issuance costs	3.3	1.8	1.2
Gain on pension liability	(3.2)	(2.8)	(5.6)
Stock-based compensation expense	10.4	9.7	5.6
Asset impairment charges	15.3	15.7	15.5
Change in uncertain tax positions	(2.9)	0.4	(4.5)
Gain on sales of property, plant and equipment	(11.2)	(7.3)	(17.4)
Equity in (income) loss of unconsolidated companies	(0.8)	2.6	3.1
Deferred income taxes	(18.1)	(0.8)	4.9
Foreign currency translation adjustment	8.0	8.3	7.7
Other changes	(0.5)	-	-
Changes in operating assets and liabilities:
Receivables	45.8	0.1	(78.9)
Inventories	19.8	(38.8)	(1.9)
Prepaid expenses and other current assets	5.5	(10.6)	1.0
Accounts payable and accrued expenses	(40.1)	8.0	(3.8)
Other noncurrent assets and liabilities	(3.5)	(22.0)	(39.3)
Net cash provided by operating activities	256.1	205.0	147.3

Investing activities:
Capital expenditures	(84.5)	(101.5)	(81.4)
Proceeds from sales of property, plant and equipment	17.6	16.5	32.2
Purchase of subsidiaries, net of cash acquired	-	(414.5)	-
Investments and advances to unconsolidated companies	-	-	(2.0)
Other investing activities, net	-	-	0.4
Net cash used in investing activities	(66.9)	(499.5)	(50.8)

Financing activities:
Proceeds from long-term debt	314.1	985.6	527.2
Payments on long-term debt	(512.1)	(713.8)	(769.5)
Proceeds from the issuance of ordinary shares, net	-	-	117.5
Contributions from noncontrolling interests	14.8	10.6	5.2
Proceeds from stock options exercised	1.0	22.1	13.3
Net cash (used in) provided by financing activities	(182.2)	304.5	(106.3)

Effect of exchange rate changes on cash	(0.1)	(12.6)	0.2
Net increase (decrease) in cash and cash equivalents	6.9	(2.6)	(9.6)
Cash and cash equivalents, beginning	27.6	30.2	39.8
Cash and cash equivalents, ending	$34.5	$27.6	$30.2

Supplemental cash flow information:
Cash paid for interest	$8.8	$12.6	$28.1
Cash paid for income taxes	$5.9	$1.1	$2.0

Non-cash financing and investing activities:
Purchase of subsidiaries	$1.2	$-	$-
Retirement of treasury stock	$-	$-	$5.8
Purchases of assets under capital lease obligations	$0.3	$1.0	$10.4

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(U.S. dollars in millions, except share data)

	Ordinary Shares Outstanding	Ordinary Shares	Paid-in Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Non- Controlling Interests	Total Equity
Balance at December 29, 2006	57,697,834	$0.6	$387.4	$627.1	$(5.8)	$17.0	$1,026.3	$12.2	$1,038.5
Exercises of stock options	783,082	-	13.3	-	-	-	13.3	-	13.3
Share-based payment expense	-	-	5.6	-	-	-	5.6	-	5.6
Offering of shares	4,222,000	-	117.5	-	-	-	117.5	-	117.5
Treasury shares cancelled	-	-	(5.8)	-	5.8	-	-	-	-
Capital contribution from non- controlling interest								0.8	0.8
Comprehensive loss:
Net income	-	-	-	179.8	-	-	179.8	0.2	180.0
Unrealized loss on derivatives	-	-	-	-	-	(7.0)	(7.0)	-	(7.0)
Net foreign currency translation adjustment	-	-	-	-	-	17.9	17.9	1.6	19.5
Retirement benefit
adjustment, net of tax	-	-	-	-	-	11.4	11.4	-	11.4
Comprehensive income							202.1	1.8	203.9
Balance at December 28, 2007	62,702,916	$0.6	$518.0	$806.9	$-	$39.3	$1,364.8	$14.8	$1,379.6
Exercises of stock options	850,295	-	22.1	-	-	-	22.1	-	22.1
Share-based payment expense	-	-	9.7	-	-	-	9.7	-	9.7
Capital contribution from non- controlling interest								4.3	4.3
Comprehensive income:
Net income	-	-	-	157.7	-	-	157.7	(0.5)	157.2
Unrealized gain on derivatives	-	-	-	-	-	13.4	13.4	-	13.4
Net foreign currency translation adjustment	-	-	-	-	-	(51.6)	(51.6)	(1.6)	(53.2)
Change in retirement benefit adjustment	-	-	-	-	-	(19.2)	(19.2)	-	(19.2)
Comprehensive income							100.3	(2.1)	98.2
Balance at December 26, 2008	63,553,211	$0.6	$549.8	$964.6	$-	$(18.1)	$1,496.9	$17.0	$1,513.9
Exercises of stock options	62,200	-	1.0	-	-	-	1.0	-	1.0
Share-based payment expense	-	-	10.4	-	-	-	10.4	-	10.4
Capital contribution from non- controlling interest								3.7	3.7
Comprehensive income:
Net income	-	-	-	143.9	-	-	143.9	0.7	144.6
Unrealized loss on derivatives	-	-	-	-	-	13.4	13.4	-	13.4
Net foreign currency translation adjustment	-	-	-	-	-	20.5	20.5	0.7	21.2
Change in retirement benefit adjustment	-	-	-	-	-	(13.0)	(13.0)	-	(13.0)
Comprehensive income							164.8	1.4	166.2
Balance at January 1, 2010	63,615,411	$0.6	$561.2	$1,108.5	$-	$2.8	$1,673.1	$22.1	$1,695.2

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

Certain amounts from 2008 and 2007 have been reclassified to conform to the 2009 presentation.  Included in the reclassifications is a correction of an immaterial error of classifying gain on sales of property, plant and equipment in other income (expense), net on the Consolidated Statements of Income for 2008 and 2007.  Accordingly, we have reclassified these amounts for 2008 and 2007 to gain on sales of property, plant and equipment, a component of operating income.

We are required to evaluate events occurring after January 1, 2010, our fiscal year end, for recognition and disclosure in the Consolidated Financial Statements for the year ended January 1, 2010.  Events are evaluated based on whether they represent information existing as of January 1, 2010, which require recognition in the Consolidated Financial Statements or new events occurring after January 1, 2010, which do not require recognition but require disclosure if the event is significant to the Consolidated Financial Statements.  We evaluated events occurring subsequent to January 1, 2010 through the date of issuance of these Consolidated Financial Statements.

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

The Accounting Standards CodificationTM (the “Codification” or “ASC”) on “Consolidation” was amended to require classification of noncontrolling interests as a component of consolidated shareholders’ equity and the elimination of “minority interest” accounting in results of operations.  Earnings attributable to noncontrolling interests are required to be reported as part of consolidated earnings and not as a separate component of income or expense and are required to be disclosed on the face of our Consolidated Statements of Income. We adopted this additional guidance on December 27, 2008, the first day of our 2009 fiscal year.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.  Summary of Significant Accounting Policies (continued)

The adoption resulted in the reclassification of $17.0 million of noncontrolling interests from minority interests to shareholders’ equity on the December 26, 2008 Consolidated Balance Sheet and the presentation of a net loss of $0.5 million and net income of $0.2 million attributable to the noncontrolling interests in the Consolidated Statements of Income for the years ended December 26, 2008 and December 28, 2007, respectively.  Prior to the adoption of the additional guidance on noncontrolling interests, income attributable to noncontrolling interests was reported in other income (loss) in the Consolidated Statements of Income.

Use of Estimates

The preparation of our Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in our Consolidated Financial Statements and accompanying notes. Actual results could differ from these estimates.

Accounting for Planned Major Maintenance Activities

We account for planned major maintenance activities, such as vessel dry-dock activities, consistent with the ASC guidance related to “Other Assets and Deferred Costs”. We utilize the deferral method of accounting for vessel dry-dock activities whereby actual costs incurred are deferred and amortized on a straight-line basis over the period until the next scheduled dry-dock activity.

Cash and Cash Equivalents

We classify as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. Also included in cash and cash equivalents are certificates of deposits for which the aggregate amount are foreign deposits.

Trade Receivables and Concentrations of Credit Risk

Trade receivables are recognized on our accompanying consolidated balance sheets at fair value. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and customers’ credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience, specific customer collection issues that we have identified and reviews of the aging of trade receivables based on contractual terms. We generally do not require collateral on trade accounts receivable. No single customer’s receivable balance is considered to be large enough to pose a significant credit risk to us, except trade accounts receivable from one customer, which represents 11% of trade accounts receivable, net of allowance. This customer is current with its payments.

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

Growing Crops

Expenditures on pineapple, melon and non-tropical fruit growing crops are valued at the lower of cost or market and are deferred and charged to cost of products sold when the related crop is harvested and sold. The deferred growing costs included in inventories in our Consolidated Balance Sheets consist primarily of land preparation, cultivation, irrigation and fertilization costs. Expenditures related to banana crops are expensed in the year incurred due to the continuous nature of the crop.

Investments in Unconsolidated Companies

Investments in unconsolidated companies are accounted for under the equity method of accounting for investments of 20% or more in companies over which we do not have control, except for one VIE. See Note 6, “Investments in Unconsolidated Companies” and Note 7, “Variable Interest Entities”.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (continued)

Property, Plant and Equipment and Other Definite-Lived or Long-Lived Assets

Property, plant and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from 10 to 40 years for buildings, five to 20 years for ships and containers, three to 20 years for machinery and equipment, three to seven years for furniture, fixtures and office equipment and five to 10 years for automotive equipment. Leasehold improvements are amortized over the term of the lease, or the estimated useful life of the related asset, whichever is shorter. Definite-lived intangibles are amortized over their useful lives with a weighted average amortization period of 15.2 years. When assets are retired or disposed of, the costs and accumulated depreciation or amortization are removed from the respective accounts and any related gain or loss is recognized. Maintenance and repairs are charged to expense as incurred. Significant expenditures, which extend the useful lives of assets, are capitalized. Interest is capitalized as part of the cost of construction.

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

We recorded charges related to impairment of long-lived assets in 2009, 2008 and 2007 of $11.9 million, $14.7 million and $15.5 million, respectively. These charges were net of insurance recoveries in 2009 and 2008.  Such charges are included under the caption “Asset impairment and other charges” in the accompanying Consolidated Statements of Income for the years ended January 1, 2010, December 26, 2008 and December 28, 2007, respectively, and as described further in Note 4, “Asset Impairment and Other Charges”.

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

Revenue Recognition

Revenue is recognized on sales of products when the customer agrees to the terms of the sale and receives title to the goods, generally upon delivery and when collectability is reasonably assured. We follow the guidance of the ASC on “Revenue Recognition” with regards to recording revenue gross as a principal versus net as an agent, in its presentation of net sales. This guidance requires us to assess whether we act as a principal in the transaction. Where we are the principal in the transaction and have the risks and rewards of ownership, the transactions are recorded gross in the Consolidated Statements of Income. If we do not act as a principal in the transaction, the transactions are recorded on a net basis in the Consolidated Statements of Income.

Cost of Products Sold

Cost of products sold includes the cost of produce, packaging materials, labor, depreciation, overhead, transportation and other distribution costs, including handling costs incurred to deliver fresh produce or prepared products to customers.

During 2009, we made the decision to cease pineapple operations in Brazil due to lower than optimal crop quality and higher than expected costs. As a result, we recorded $17.2 million in cost of products sold related to the write-off of growing crop inventory. In addition, in 2009, we recorded a credit of $2.1 million in cost of products sold related to insurance proceeds received as a result of the flood damage experienced during 2008 in our Brazil banana operations, which is included in operating cash flows in our Consolidated Statements of Cash Flows.

During 2008, we experienced extensive flooding in our Brazil banana operation. As a result of the flooding and subsequent decision not to re-plant on certain Brazil banana farms, we recorded $1.7 million in cost of products sold in relation to idled worker cost, salaries and termination and $0.4 million of packaging material write-offs and other costs. In addition, in 2008, we recorded $0.9 million in cost of products sold related to inventory write-offs and other clean up costs as a result of flooding in our Costa Rican banana operation.  In 2009, we collected $0.8 million in insurance proceeds related to the Costa Rica flood.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (continued)

During 2007, as a result of the product withdrawal and disposal program launched in 2006 with respect to our Kenya canned pineapple prepared food products, we incurred an additional $1.1 million in sales claims related to product returns and $0.2 million in additional restructuring costs. We maintain product contamination insurance for these purposes and during the fourth quarter of 2007, we recorded a credit of $3.0 million included in cost of products sold related to insurance proceeds received. Insurance proceeds are included in operating cash flows in our Consolidated Statements of Cash Flows.

Advertising and Promotional Costs

We expense advertising and promotional costs as incurred. Advertising and promotional costs, which are included in selling, general and administrative expenses, were $17.5 million, $16.7 million, and $23.7 million for 2009, 2008 and 2007, respectively.

Debt Issuance Costs

Debt issuance costs relating to long-term debt are amortized over the term of the related debt instrument using the straight-line method as the costs are primarily related to our revolving credit facility and are included in other noncurrent assets. Debt issuance cost amortization, which is included in interest expense, was $3.3 million, $1.8 million and $1.2 million, for 2009, 2008 and 2007, respectively. These amounts are included in the amortization of debt issuance costs caption in the Consolidated Statements of Cash Flows.

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

We account for income tax uncertainties consistent with the ASC guidance included in “Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At January 1, 2010, we had $16.5 million of uncertain tax positions.

See Note 12, “Income Taxes”.

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

For our operations where the functional currency is the U.S. dollar, non-monetary balance sheet amounts are translated at historical exchange rates. Other balance sheet amounts are translated at the exchange rates in effect at the balance sheet date. Income statement accounts, excluding those items of income and expenses that relate to non-monetary assets and liabilities, are translated at the average exchange rate for the month. These remeasurement adjustments are included in the determination of net income and are included in other income (expense), net.

Other income (expense), net, in the accompanying Consolidated Statements of Income includes a net loss of $6.4 million for 2009 and net gains of $6.5 million and $14.9 million for 2008 and 2007, respectively, on foreign exchange. These amounts include the effect of foreign currency remeasurement, realized foreign currency transaction gains and losses and changes in the value of foreign currency denominated accounts receivable and accounts payable.

Other Income (Expense), net

In addition to foreign currency gains and losses described above, other income (expense), net, also consists of equity gains (losses) of unconsolidated companies, and other items of non-operating income and expenses.

Fair Value Measurements

Fair value is measured in accordance with the ASC on “Fair Value Measurements and Disclosures” that defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. We measure fair value for financial instruments, such as derivatives on an ongoing basis.  We measure fair value for non-financial assets, when a valuation is necessary, such as for impairment of long-lived and indefinite-lived assets when indicators of impairment exist.  We adopted the provisions of “Fair Value Measurements and Disclosures” for financial instruments effective December 29, 2007, the first day of our 2008 fiscal year and for non-financial assets effective December 27, 2008, the first day of our 2009 fiscal year.  We adopted the additional fair value disclosure provisions for our pension assets effective January 1, 2010.

Stock-Based Compensation

We account for stock-based compensation expense consistent with ASC guidance on “Compensation – Stock Compensation”. Our share-based payments are composed entirely of stock-based compensation expense as all equity awards granted to employees and members of our Board of Directors, each of whom meets the definition of an employee under the provisions of the ASC, are stock options. We use the Black-Scholes option pricing model to estimate the fair value of stock options granted.

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

We use derivative financial instruments primarily to reduce our exposure to adverse fluctuations in foreign exchange rates and bunker fuel prices. When entered into, we formally designate and document the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction. Derivatives are recorded in the Consolidated Balance Sheets at fair value in either prepaid expenses and other current assets, other noncurrent assets, accounts payable and accrued expenses or other noncurrent liabilities, depending on whether the amount is an asset or liability and is of a short-term or long-term nature. Derivatives are recorded in the Consolidated Statements of Cash Flows in net cash provided by operating activities in either prepaid expenses and other current assets, accounts payable and accrued expenses or other noncurrent assets and liabilities, depending on the classification in the Consolidated Balance Sheets. The fair values of derivatives used to hedge or modify our risks fluctuate over time. These fair value amounts should not be viewed in isolation, but rather in relation to the cash flows or fair value of the underlying hedged transactions or assets and other exposures and to the overall reduction in our risk relating to adverse fluctuations in foreign exchange rates and bunker fuel prices.

See Note 19, “Derivative Financial Instruments” for more information.

Retirement and Other Employee Benefits

Using appropriate actuarial methods and assumptions, we account for defined benefit pension plans in accordance with ASC guidance on “Compensation – Retirement Benefits”.

Effective December 26, 2008, we adopted the measurement date provisions of the ASC, which required us to measure defined benefit pension plans and other post-retirement benefit plans as of the date of our fiscal year end. We elected to adopt the change in measurement date using the alternative method. The alternative method requires only one actuarial valuation during the transition period. The valuation provides a projection of net periodic benefit cost for a 13-month period that resulted in an immaterial impact to retained earnings in the fourth quarter of 2008. See Note 15, “Retirement and Other Employee Benefits” for more information.

Effective on January 1, 2010, we adopted new ASC guidance included in “Compensation – Retirement Benefits”, which amends existing guidance, to require more detailed disclosures about our plan assets, including investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets consistent with the fair value hierarchy model described in the ASC on “Fair Value Measurements and Disclosures”, as described in Note 20, “Fair Value Measurements”.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements

On December 23, 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) on accounting for transfers of financial assets, which codifies Statement of Financial Accounting Standard (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140”.  ASC guidance on “Transfers and Servicing” provides accounting and financial reporting rules for sales, securitizations, and servicing of receivables and other financial assets, and for secured borrowing and collateral transactions.  Furthermore, existing guidance on “Transfers and Servicing” defines the criteria for determining whether a transfer of financial assets represents a sale of the assets or a collateralized borrowing arrangement.   This ASU amends the guidance on “Transfers and Servicing” to (a) eliminate the concept of Qualified Special Purpose Entities (“QSPEs”); (b) clarify many of the requirements to account for a transfer of financial assets as a sale; and (c) include additional disclosure requirements.  We are required to comply with the requirements of this ASU commencing on the first day of our 2010 fiscal year and we expect an immaterial impact, if any, on our Consolidated Financial Statements.

On December 23, 2009, the FASB issued an ASU on variable interest entities, which codifies SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, which amends the consolidation guidance that applies to Variable Interest Entities (“VIEs”).  The ASU amends many important provisions of the existing guidance on “Consolidation”.  The key changes include (a) the requirement that QSPEs be considered under the consolidation guidance, whereas QSPEs were previously exempted from the existing consolidation guidance; (b) the requirement that the reconsideration of an entity’s status as the primary beneficiary be assessed qualitatively on an on-going basis and not only when a triggering event occurs; (c) the consideration of “kick-out” rights in determining if an entity is a VIE, which may cause additional entities to now be considered VIEs; and (d) amendment to the events that trigger a reassessment of whether an entity is a VIE.  We are required to comply with the requirements of this ASU commencing on the first day of our 2010 fiscal year and we expect an immaterial impact, if any, on our Consolidated Financial Statements.

On January 21, 2010, the FASB issued an ASU on improving disclosures about fair value measurements, which amends the ASC on “Fair Value Measurements and Disclosures” to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements.  The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  Further, the ASU amends guidance on employers’ disclosures about postretirement benefit plan assets under the ASC guidance on “Compensation – Retirement Benefits” to require that disclosures be provided by classes of assets instead of by major categories of assets.  We are required to comply with the requirements of this ASU commencing the first day of our 2010 fiscal year.  This ASU will not have an impact to our Consolidated Financial Statements other than require us to provide increased disclosure.

3. Acquisitions

Caribana acquisition

On June 6, 2008, we completed the acquisition for 100% of the shares of Desarollo Agroindustrial de Frutales, S.A., a producer of high-quality bananas in Costa Rica; Frutas de Exportacion, S.A., a major provider of gold pineapples in Costa Rica; and an affiliated sales and marketing company, collectively known as “Caribana”, for a purchase price of $405.9 million, which includes $2.9 million in acquisition-related expenses. The acquisition was funded with $88.5 million in cash on hand and drawings under the Credit Facility (as defined in Note 13, “Long-Term Debt and Capital Lease Obligations”).

As a result of the acquisition, our current land holdings in Costa Rica increased by approximately 13,000 hectares of quality farm land. In addition to farm land, we acquired plantations and farming and packing infrastructure for the production of bananas and pineapples. This acquisition is accounted for as a purchase of a business under the ASC guidance on “Business Combinations”.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Acquisitions (continued)

The following is an unaudited condensed balance sheet of Caribana at June 6, 2008, based on the assessment of fair value, and including the major captions of assets acquired (U.S. dollars in millions):

Cash acquired	$1.6
Property, Plant and Equipment	232.7
Other assets, net	2.7
Inventories	20.8
Non-compete agreements (intangibles)	10.3
Current and deferred taxes	(26.7)
Estimated fair market value of net assets acquired	241.4
Purchase price	405.9
Goodwill	$164.5

An increase in property, plant and equipment of $57.2 million and an increase in current and deferred tax liabilities of $26.4 million with a corresponding net decrease in goodwill were included in the purchase price allocation based on valuations concluded when compared to the preliminary values disclosed during the second quarter of 2008. The non-compete agreements obtained as part of the Caribana acquisition are being amortized over a period of 10 years. Goodwill represents the excess purchase price above the fair market value of the net assets acquired. Based on the purchase price allocation, $143.0 million and $21.5 million in goodwill was allocated to the other fresh produce and banana segments, respectively, none of which is tax deductible.

We have included the operations of Caribana in our Consolidated Statements of Income beginning with the June 6, 2008 acquisition date.

The following unaudited pro-forma information presents a summary of our consolidated results of operations as if the Caribana acquisition had occurred as of December 30, 2006, the first day of our 2007 fiscal year (U.S. dollars in millions):

	Quarter ended		Year Ended
	December 26,	December 28,	December 26,	December 28,
	2008	2007	2008	2007

Net sales	$831.0	$888.1	$3,605.4	$3,538.6

Net income	$22.9	$37.1	$164.6	$194.0

Net income per ordinary share:
Basic	$0.36	$0.61	$2.60	$3.32
Diluted	$0.36	$0.61	$2.59	$3.30

Weighted average number of ordinary shares:
Basic	63,540,689	60,496,584	63,344,941	58,490,281
Diluted	63,602,862	60,933,690	63,607,786	58,772,718

Other acquisitions and asset purchases

On June 27, 2008, we acquired certain assets, excluding land, of Melones de Costa Rica, S.A. (“MCR”). MCR is a 50% owned unconsolidated subsidiary that produced melons for us in Costa Rica. MCR will continue to own the land which will be leased to us on a long-term basis. The total area under production is approximately 2,300 hectares with an estimated annual production of 3 million boxes. The purchase price was $8.0 million of which $3.8 million was paid using operating cash flows and available borrowings under the Credit Facility and the remaining $4.2 million is expected to be paid in 2010.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Acquisitions (continued)

During the third quarter of 2008, we completed the acquisitions of two melon operations in Guatemala. The purchase price was $13.9 million of which $13.5 million was paid using operating cash flows and available borrowings under the Credit Facility and the remaining $0.4 million will be paid in 2010.  During the fourth quarter of 2008, goodwill decreased by $1.6 million primarily due to the completion of the appraisal of fixed assets, which resulted in an increase to property, plant & equipment of $2.0 million and an increase to deferred tax liabilities of $0.6 million. The following is an unaudited condensed balance sheet as of the acquisition date, based on the assessment of fair value including the major captions of assets acquired (U.S. dollars in millions):

Property, Plant and Equipment	$9.8
Inventories	1.8
Deferred Taxes	(0.6)
Estimated fair market value of net assets acquired	11.0
Purchase price	13.9
Goodwill	$2.9

Goodwill represents the excess purchase price above the fair market value of the net assets acquired. Based on the purchase price allocation, $2.9 million in goodwill was allocated to the other fresh produce segment, which is tax deductible. The acquisition of the two melon operations in Guatemala were accounted for as a purchase of a business under the ASC on “Business Combinations”.

See Note 9, “Goodwill and Other Intangible Assets” for further information.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Asset Impairment and Other Charges

We recorded net asset impairment and other charges totaling $8.0 million, $18.4 million and $12.5 million for the years 2009, 2008 and 2007, respectively, which were the result of exit activities and asset impairments.

The following represents a summary of asset impairment and other charges, net for the years ended 2009, 2008 and 2007 (U.S. dollars in millions):

	Year ended
	January 1,	December 26,	December 28,
	2010	2008	2007

Charges related to asset impairments, net	$1.4	$11.6	$0.2
Asset Impairment and Other charges related to exit activities, net	6.6	6.8	12.3
Total asset impairment and other charges, net	$8.0	$18.4	$12.5

The following represents the detail of asset impairment and exit activity charges (credits) for the year ended January 1, 2010 by reporting segment and geographic region (U.S. dollars in millions):

	Banana Segment			Other Fresh Produce Segment		Prepared Foods Segment	Other Products & Services
		Central	South	North	South
	Europe	America	America	America	America	Europe	Europe	Totals
Impairment of long-lived and other assets	$-	$2.8	$(3.4)	$-	$10.5	$2.0	$-	$11.9
Total asset impairment charges (credits)	-	2.8	(3.4)	-	10.5	2.0	-	11.9

One-time termination benefits, contract
termination costs and other exit
activity charges (credits)	(0.8)	-	-	(4.7)	0.4	-	1.2	(3.9)

Total asset impairment and other charges, net	$(0.8)	$2.8	$(3.4)	$(4.7)	$10.9	$2.0	$1.2	$8.0

Asset impairment and other charges (credits) of $8.0 million for the year ended January 1, 2010 related to the following:

•
$10.9 million in asset impairment and other charges as a result of our decision to discontinue pineapple planting in Brazil and our decision to not use certain property, plant and equipment as originally intended for other crop production related to the other fresh produce segment.

•
$1.2 million in one-time termination benefits and contract termination costs resulting from our decision to discontinue our commercial cargo service in Germany related to the other products and services segment.

•
$2.0 million charge for impairment of the DEL MONTE® perpetual, royalty-free brand name license for beverage products in the United Kingdom due to lower than expected sales volume and pricing related to the prepared food segment.

•	$2.8 million impairment charge related to an intangible asset for a non-compete agreement as a result of the Caribana acquisition related to the banana segment.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Asset Impairment and Other Charges (continued)

•	$(0.8) million in reversals of contract termination costs previously recorded related to the closure of an under-utilized distribution center in the United Kingdom related to the banana segment.

•
$(4.7) million principally due to a gain from the discontinuance of the retiree medical plan and the reversal of certain contract termination costs related to the previously announced closing of our Hawaii pineapple operations related to the other fresh produce segment.

•
$(3.4) million gain due to insurance recoveries related to the 2008 Brazil floods related to the banana segment.   Insurance recoveries are included in operating cash flows in the Consolidated Statements of Cash Flows.

The following represents the detail of asset impairment and exit activity charges (credits) for the year ended December 26, 2008 by reporting segment and geographic region (U.S. dollars in millions):

	Banana Segment			Other Fresh Produce Segment	Prepared Foods Segment
		Central	South	North
	Europe	America	America	America	Europe	Totals
Impairment of long-lived and other assets	$3.1	$2.8	$8.5	$0.3	$-	$14.7
Total asset impairment charges	3.1	2.8	8.5	0.3	-	14.7

One-time termination benefits, contract
termination costs and other exit
activity charges (credits)	4.7	-	-	(2.9)	1.9	3.7

Total asset impairment and other charges, net	$7.8	$2.8	$8.5	$(2.6)	$1.9	$18.4

Asset impairment and other charges (credits) of $18.4 million for the year ended December 26, 2008 related to the following:

•	$11.3 million in asset impairment charges, net of an insurance reimbursement, as a result of extensive flood damage at our banana farms in Brazil and Costa Rica related to the banana segment.

•
$10.0 million in asset impairment and contract termination costs principally due to the closure of under-utilized distribution centers and the previously announced closure of our beverage production operation in the United Kingdom related to the banana and prepared food segments.

•	$(2.9) million net gain primarily due to unrecognized prior service costs as a result of the previously announced closing of our Hawaii pineapple operations related to the other fresh produce segment.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Asset Impairment and Other Charges (continued)

The following represents the detail of asset impairment and exit activity charges (credits) for the year ended December 28, 2007 by reporting segment and geographic region (U.S. dollars in millions):

	Other Fresh Produce Segment			Prepared Foods Segment
	North	South	Middle
	America	America	East	Europe	Totals

Impairment of long-lived and other assets	$0.4	$1.6	$0.2	$13.3	$15.5
Total asset impairment charges	0.4	1.6	0.2	13.3	15.5

One time termination benefits, contract termination
costs and other exit activity charges (credits)	(4.4)	-	-	1.4	(3.0)

Total asset impairment and other charges (credits), net	$(4.0)	$1.6	$0.2	$14.7	$12.5

Asset impairment and other charges (credits) of $12.5 million for the year ended December 28, 2007 related to the following:

•
$14.7 million in asset impairment and other charges primarily as a result of the closure of production facilities in Italy and the United Kingdom as a result of our move to outsource the production and distribution in these countries in the prepared foods segment.

•	$2.2 million in asset impairment charges primarily as a result of the sale of farms in South America related to the other fresh produce segment.

•	$(4.4) million net gain primarily due to unrecognized prior service costs as a result of the previously announced closing of our Hawaii pineapple operations related to the other fresh produce segment.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Asset Impairment and Other Charges (continued)

The following represents the roll forward of exit activity reserves for the year ended January 1, 2010 (U.S. dollars in millions):

	Exit activity reserve balance at December 26, 2008	Impact to Earnings	Cash Paid	Exit activity reserve balance at January 1, 2010

One-time termination benefits	$1.7	$1.0	$(1.0)	1.7
Contract termination and other
exit activity charges	4.5	(1.8)	(1.3)	1.4
	$6.2	$(0.8)	$(2.3)	$3.1

Included in the exit activity reserve balance at January 1, 2010 are one-time termination benefits, contract termination costs and other exit activity charges related primarily to (1) our decision to discontinue our commercial cargo service in Europe in the other products and services segment, (2) the previously announced decision to exit the Hawaiian production operations in the other fresh produce segment, and (3) the closure of under-utilized distribution centers in the United Kingdom in the banana segment.  We do not expect additional charges related to the exit activities mentioned above that would significantly impact our results of operations and financial condition.

Exit activity reserves are recorded in the Consolidated Balance Sheets in accounts payable and accrued expenses, for the current portion and other noncurrent liabilities for the noncurrent portion.

5. Inventories

Inventories consisted of the following (U.S. dollars in millions):

	January 1,	December 26,
	2010	2008
Finished goods	$178.0	$175.7
Raw materials and packaging supplies	120.5	131.5
Growing crops	138.4	152.6
Total inventories	$436.9	$459.8

During 2009, we made the decision to cease pineapple operations in Brazil due to lower than optimal crop quality and higher than expected costs. As a result, we recorded $17.2 million in cost of products sold related to the write-off of growing crop inventory. In addition, in 2009, we recorded a credit of $2.1 million in cost of products sold related to insurance proceeds received as a result of the flood damage experienced during 2008 in our Brazil banana operations.

6. Investments in Unconsolidated Companies

Investments in unconsolidated companies accounted for under the equity method amounted to $8.5 million and $7.7 million at January 1, 2010 and December 26, 2008, respectively.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Investments in Unconsolidated Companies (continued)

Investments in unconsolidated companies consisted of the following at January 1, 2010:

Company	Business	Ownership Interest
Melones De Costa Rica, S.A.	Melon production	50%
Hacienda Filadelfia, S.A.	Melon production	50%
Frutas de Parrita, S.A.	Melon production	50%
Texas Specialty Produce Investors, LLC, Texas	Supplier of specialty produce and herbs	50%
Cartorama S.A.	Carton box corrugators	10%

Purchases from unconsolidated companies were $42.8 million, $43.4 million and $60.3 million for 2009, 2008 and 2007, respectively. At January 1, 2010 and December 26, 2008 there were $4.4 million and $0.5 million, respectively, of payables to unconsolidated companies.  Our portion of income (losses) in unconsolidated companies amounted to $0.9 million, $(2.6) million and $(3.2) million in 2009, 2008 and 2007, respectively, and is included in other income (expense), net. There were no dividends received from unconsolidated subsidiaries in 2009, 2008 and 2007.

7. Variable Interest Entities

One of our Del Monte Gold® Extra Sweet pineapple producers meets the definition of a VIE pursuant to the ASC on “Consolidation” and is consolidated.  Our variable interest in this entity includes an equity investment and certain debt guarantees.

Based on the criteria of the ASC on “Consolidation”, we are the primary beneficiary of this entity’s expected residual returns or losses. Although we are the primary beneficiary, the VIE’s creditors do not have recourse against our general credit.

At January 1, 2010, the VIE had total assets of $39.6 million and total liabilities of $13.1 million, including total debt of $7.7 million.  At December 26, 2008, the VIEs had total assets of $34.6 million and total liabilities of $14.6 million, including total debt of $9.3 million.  For the year ended January 1, 2010, the VIE had total revenues, including sales to us, of $22.1 million and for the year ended December 26, 2008, the VIEs had total revenues, including sales to us, of $20.2 million.  We have provided funding for capital investments in the VIE in proportion to our voting interest.  We may from time to time in the future provide additional funding for capital investments in the VIE.

8. Property, Plant and Equipment, Net

Property, plant and equipment consisted of the following (U.S. dollars in millions):

	January 1,	December 26,
	2010	2008
Land and land improvements	$506.3	$531.3
Buildings and leasehold improvements	377.2	358.5
Machinery and equipment	386.3	340.0
Maritime equipment (including containers)	221.5	251.6
Furniture, fixtures and office equipment	99.3	96.0
Automotive equipment	44.5	41.3
Construction-in-progress	78.2	71.4
	1,713.3	1,690.1
Less: accumulated depreciation and amortization	(644.8)	(604.9)
Property, plant and equipment, net	$1,068.5	$1,085.2

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Property, Plant and Equipment (continued)

Depreciation and amortization expense on property, plant and equipment, including assets under capital leases, amounted to $81.8 million, $82.0 million and $78.6 million for 2009, 2008 and 2007, respectively.

Containers, machinery and equipment and automotive equipment under capital leases totaled $17.4 million and $25.0 million at January 1, 2010 and December 26, 2008, respectively. Accumulated amortization for assets under capital leases was $6.6 million and $7.7 million at January 1, 2010 and December 26, 2008, respectively.

For the years 2009, 2008 and 2007, the gain on sales of property, plant and equipment included gains of $11.2 million, $7.5 million and $17.4 million, respectively. Included in the $11.2 million are gains primarily related to the sale of five refrigerated vessels and properties in South America and Africa.  In 2008, the gain on sales of property, plant and equipment of $7.5 million resulted primarily from the sale of land and equipment in South America.  In 2007, the gain on sales of property, plant and equipment of $17.4 million was primarily due to our disposal of non-performing assets, combined with the sale of a refrigerated vessel and the insurance proceeds related to the accidental loss of another vessel.

9. Goodwill and Other Intangible Assets

The following table reflects our indefinite-lived intangible assets, including goodwill and our definite-lived intangible assets along with related accumulated amortization by major category (U.S. dollars in millions):

	January 1,	December 26,
	2010	2008
Goodwill	$409.0	$401.1
Indefinite-lived intangible assets:
Trademarks	70.3	71.7
Definite-lived intangible assets:
Definite-lived intangible assets	12.7	16.9
Accumulated amortization	(3.8)	(2.8)
Definite-lived intangible assets, net	8.9	14.1
Goodwill and other intangible assets, net	$488.2	$486.9

Indefinite-lived and definite-lived intangible assets are included in other noncurrent assets in the Consolidated Balance Sheets.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Goodwill and Other Intangible Assets (continued)

The following table reflects the changes in the carrying amount of goodwill by operating segment (U.S. dollars in millions):

	Bananas	Other fresh produce	Prepared food	Totals

Goodwill	$44.6	$140.4	$86.9	$271.9
Accumulated impairment losses	-	(18.7)	-	(18.7)
Balance as of December 29, 2007	$44.6	$121.7	$86.9	$253.2

Acquired during the year	20.4	146.0	-	166.4
Adjustment resulting from the subsequent recognition of deferred taxes	-	-	6.3	6.3
Foreign exchange and other	(0.7)	(1.9)	(22.2)	(24.8)

Goodwill	$64.3	$284.5	$71.0	$419.8
Accumulated impairment losses	-	(18.7)	-	(18.7)
Balance as of December 26, 2008	$64.3	$265.8	$71.0	$401.1

Adjustment resulting from the subsequent recognition of deferred taxes	1.0	-	-	1.0
Foreign exchange and other	0.1	0.5	6.3	6.9

Goodwill	$65.4	$285.0	$77.3	$427.7
Accumulated impairment losses	-	(18.7)	-	(18.7)
Balance as of January 1, 2010	$65.4	$266.3	$77.3	$409.0

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Goodwill and Other Intangible Assets (continued)

Results of Impairment Tests

In accordance with the ASC guidance on “Goodwill and Other Intangible Assets”, we review goodwill for impairment on an annual basis or earlier if indicators of impairment arise. Based on the valuation of goodwill performed as of October 1, 2009 and October 1, 2008, the fair value of goodwill exceeded its carrying value and thus there was no impairment to be recorded.  As of January 1, 2010, we are not aware of any items or events that would cause a further adjustment to the carrying value of goodwill.

The fair value of the prepared and melon reporting units’ goodwill is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets. We estimate that a one-percentage point increase in the discount rate and a five percent decrease in expected future cash flows used would result in the carrying values exceeding the fair values by $30.9 and $1.8 million related to the prepared and melon reporting units, respectively.  This would then trigger a fair valuation of the reporting unit to determine the amount of the impairment.

As a result of lower than expected sales volume and pricing in the United Kingdom, we recorded an impairment charge of $2.0 million during the first quarter of 2009 related to the DEL MONTE® indefinite-lived perpetual, royalty-free brand name license for U.K. beverage products.  Based on the valuation of the trademarks performed as of October 1, 2009, the fair value of the trademarks exceeded their carrying value and thus there was no impairment to be recorded. As of January 1, 2010, we are not aware of any items or events that would cause a further adjustment to the carrying value of the trademarks.

The trademarks are highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of this asset. We estimate that a five percent decrease in the expected future cash flows from the products that utilize the trademarks and a one-percentage point increase in the discount rate used would result in an impairment loss of approximately $0.6 million related to this asset.

See Note 4, “Asset Impairment and Other Charges” for further discussion related to impairments of intangible assets occurring during 2009.

Impact to Goodwill and Intangibles as a result of Acquisitions

On June 6, 2008, we completed the acquisition of Caribana. As a result of the purchase price allocation finalized during the first quarter of 2009, $143.0 million and $21.5 million in goodwill was allocated to the other fresh produce and banana segments, respectively. Non-compete agreements with a fair value of $10.3 million were obtained as part of the Caribana acquisition and are being amortized over a period of 10 years. For the year ended January 1, 2010, we recorded $1.0 million in amortization expense related to the non-compete agreement intangible asset.  Due to the untimely death of the holder of one of the non-compete agreements related to the Caribana acquisition, we impaired $2.8 million in intangible assets in the banana segment.

During the third quarter of 2008, we completed the acquisitions of two melon operations in Guatemala. As a result of the purchase price allocation finalized during the fourth quarter of 2008, $2.9 million in goodwill was allocated to the other fresh produce segment.

See Note 3, “Acquisitions” for further information regarding the acquisitions described above.

Amortization expense related to definite-lived intangible assets totaled $1.8 million, $1.4 million and $0.9 million for 2009, 2008 and 2007, respectively, and is included in cost of products sold.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Goodwill and Other Intangible Assets (continued)

The estimated amortization expense related to definite-lived intangible assets for the five succeeding years is as follows (U.S. dollars in millions):

2010	$ 1.6
2011	1.0
2012	0.8
2013	0.8
2014	0.8

10. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consisted of the following (U.S. dollars in millions):

	Unrealized Gain (Loss) on Derivatives	Currency Translation Adjustment	Retirement Benefit Adjustment, Net of Tax	Total
Balance at December 29, 2006	$0.7	$8.8	$7.5	$17.0
Current year net change in other
comprehensive income (loss)	(7.0)	17.9	11.4	22.3
Balance at December 28, 2007	(6.3)	26.7	18.9	39.3
Current year net change in other
comprehensive income (loss)	13.4	(51.6)	(19.2)	(57.4)
Balance at December 26, 2008	7.1	(24.9)	(0.3)	(18.1)

Current year net change in other
comprehensive income (loss)	13.4	20.5	(13.0)	20.9
Balance at January 1, 2010	$20.5	$(4.4)	$(13.3)	$2.8

Fluctuations in unrealized gains (losses) on derivatives are primarily driven by the strengthening or weakening of the U.S. dollar compared to the euro, British pound and Japanese yen currencies being hedged relative to the contracted exchange rates.  In each of the years 2009, 2008 and 2007, we predominately entered into derivative contracts to hedge the British pound, euro and Japanese yen.  In 2009, the net unrealized gain on derivatives related primarily to the strengthening of the U.S. dollar compared to the Japanese yen relative to the contracted hedge position.  In 2009, we also entered into bunker fuel hedges.  Fluctuations in bunker fuel hedges are driven by the increase or decrease in bunker fuel prices relative to the contracted bunker fuel price.  Also in 2009, we entered into bunker fuel derivatives of which the fair valuation resulted in a net unrealized gain of $4.3 million.

In 2008, the net unrealized gain on derivatives related primarily to the strengthening of the U.S. dollar compared to the British pound and euro, offset by the weakening of the U.S. dollar compared to the Japanese yen.  In 2007, the unrealized net loss on derivatives related primarily to the weakening of the U.S. dollar compared to the euro.  Refer to Note 19, “Derivative Financial Instruments”.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (U.S. dollars in millions):

	January 1,	December 26,
	2010	2008
Trade and other payables	$142.8	$172.5
Accrued fruit purchases	20.3	19.5
Vessel and port operating expenses	20.5	22.8
Payroll and employee benefits	28.6	26.4
Accrued promotions	10.7	12.0
Other accrued expenses	94.0	126.4
Accounts payable and accrued expenses	$316.9	$379.6

Other accrued expenses is primarily composed of accruals for inland freight costs incurred, purchases received but not invoiced and other accruals, none of which individually exceeds 5% of current liabilities.

12. Income Taxes

The provision for (benefit from) income taxes consisted of the following (U.S. dollars in millions):

	Year ended
	January 1,	December 26,	December 28,
	2010	2008	2007
Current:
U.S. federal income tax	$1.0	$0.3	$(0.3)
State	1.1	0.2	-
Non-U.S.	2.4	6.5	(0.6)
	4.5	7.0	(0.9)

Deferred:
U.S. federal income tax	(18.4)	(0.5)	0.9
State	(1.8)	(0.1)	0.1
Non-U.S.	2.9	(1.6)	1.3
	(17.3)	(2.2)	2.3

	$(12.8)	$4.8	$1.4

Income before income taxes consisted of the following (U.S. dollars in millions):

	Year ended
	January 1,	December 26,	December 28,
	2010	2008	2007

U.S.	$59.0	$24.4	$14.2
Non-U.S.	72.8	137.6	167.2

	$131.8	$162.0	$181.4

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Income Taxes (continued)

The differences between the reported provision for (benefit from) income taxes and income taxes computed at the U.S. statutory federal income tax rate are explained in the following reconciliation (U.S. dollars in millions):

	Year ended (a)
	January 1,	December 26,	December 28,
	2010	2008	2007

Income tax provision computed at the
U.S. statutory federal rate	$46.1	$56.7	$63.5
Effect of tax rates on non-U.S. operations	(66.5)	(68.8)	(61.8)
Provision for (reversal of) tax
contingencies/uncertain tax positions	(2.9)	0.4	(3.5)
Non-deductible/(taxable) interest	17.4	(3.5)	-
Foreign exchange	15.1	(13.5)	1.8
Non-deductible intercompany charges	(0.2)	2.4	2.4
Non-deductible differences	2.7	(0.7)	3.6
Non-taxable income/loss	(1.7)	-	-
Net operating loss re-established due to	(4.5)	-	-
settlement of audit
Other	4.1	(1.0)	5.2
Change in deferred rate	0.4	0.2	7.1
(Decrease)/increase in valuation allowance (b)	(22.8)	32.6	(16.9)

Provision for (benefit from) income taxes	$(12.8)	$4.8	$1.4

_________
(a) Certain amounts in prior years have been reclassified to conform to current year presentation.
(b) The (decrease)/increase in valuation allowance includes effects of foreign exchange and adjustments to deferred tax balances which were fully offset by valuation allowance.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Income Taxes (continued)

Deferred income tax assets and liabilities consisted of the following (U.S. dollars in millions):

	Year ended
	January 1,	December 26,
Deferred tax liabilities	2010	2008
Current:
Allowances and other accrued liabilities	$(3.3)	$(3.5)
Inventories	(22.5)	(22.5)

Total current deferred tax liabilities	(25.8)	(26.0)

Noncurrent:
Property, plant and equipment	(77.9)	(84.7)
Equity in earnings of unconsolidated companies	(0.9)	(0.6)
Pension	(0.8)	(2.8)
Other noncurrent liabilities	(5.5)	(4.3)

Total noncurrent deferred tax liabilities	(85.1)	(92.4)

Total deferred tax liabilities	$(110.9)	$(118.4)

Deferred tax assets:
Current:
Allowances and other assets	$18.2	$26.6
Inventories	4.9	2.6

Total current deferred tax assets	23.1	29.2
Valuation allowance	(15.3)	(10.0)

Total net current deferred tax assets	7.8	19.2

Noncurrent:
Pension liability	19.9	17.3
Property, plant and equipment	4.3	3.6
Post-retirement benefits other than pension	1.0	2.1
Net operating loss carryforwards	156.3	168.8
Capital loss carryover	8.2	7.4
Other noncurrent assets	37.9	42.8

Total noncurrent deferred tax assets	227.6	242.0
Valuation allowance	(158.7)	(198.4)

Total net noncurrent deferred tax assets	68.9	43.6

Total deferred tax assets, net	$76.7	$62.8

Net deferred tax liabilities	$(34.2)	$(55.6)

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Income Taxes (continued)

The valuation allowance established with respect to the deferred tax assets related primarily to the net operating losses.  During 2009 and 2008, the valuation allowance decreased by $34.4 million and increased by $13.5 million, respectively.  The decrease in the valuation allowance in 2009 primarily related to deferred tax assets in tax jurisdictions where, due to our current and foreseeable operations, there was a change in judgment about our ability to realize the deferred tax assets in future years.  The increase in 2008 related to valuation allowances on deferred tax assets in tax jurisdictions where it was deemed more likely than not that future taxable income would not be sufficient to realize the related income tax benefits.

Except for earnings that are currently distributed, no additional provision has been made for U.S. or non-U.S. income taxes on the undistributed earnings of subsidiaries; as such earnings are expected to be permanently reinvested. A liability could arise if amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed. It is not practicable to estimate the additional income taxes related to permanently reinvested earnings or the basis differences related to investments in subsidiaries.

At January 1, 2010, we had approximately $610.0 million of federal and foreign tax operating loss carry-forwards expiring as follows (U.S. dollars in millions):

Expires	Amount

2010	$12.4
2011	20.2
2012	17.0
2013 and beyond	106.6
No expiration	453.8

Total	$610.0

Included in the total tax operating loss carry-forwards at January 1, 2010, we had $19.6 million of loss carry-forwards for U.S. tax purposes resulting from stock option exercises from 2003 to 2008, which have expiration dates beginning in 2023.

At January 1, 2010, we had state tax operating loss carry-forwards ranging up to $15.9 million, which have various expiration dates within the years 2010–2027.

A reconciliation of the beginning and ending amount of uncertain tax positions excluding interest and penalties is as follows (U.S. dollars in millions):

Uncertain tax positions at December 26, 2008	$20.4
Gross decreases - tax position in prior period	(0.8)
Gross increases - current-period tax positions	1.2
Settlements	(3.3)
Lapse of statute of limitations	(0.3)
Foreign Exchange	(0.7)
Uncertain tax positions at January 1, 2010	$16.5

For the year ended January 1, 2010, $3.3 million of uncertain tax positions was reversed primarily as a result of a settlement of a tax audit.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Income Taxes (continued)

As of January 1, 2010, we had $7.4 million of uncertain tax positions, that, if recognized would affect the effective income tax rate.   Included in the $7.4 million are $1.6 million of uncertain tax positions expected to reverse within the next 12 months.

The tax years 2003-2008 remain subject to examination by taxing authorities throughout the world in major jurisdictions, such as Costa Rica, Hong Kong, Netherlands, Netherlands Antilles and the United States.

We classify interest and penalties on uncertain tax positions as a component of income tax expense in the Consolidated Statements of Income.  We recognized a net benefit related to interest and penalties of $0.5 million for the year ended January 1, 2010.  Accrued interest and penalties related to uncertain tax positions as of January 1, 2010 is $2.0 million and is included in accounts payable and accrued expenses and other noncurrent liabilities.

13. Long-Term Debt and Capital Lease Obligations

The following is a summary of long term-debt and capital lease obligations (U.S. dollars in millions):

	January 1,	December 26,
	2010	2008
$600.0 million five year syndicated bank loan (see
Credit Facility below) due November 2009	$-	$349.7
$150.0 million Tranche No. 1 incremental term loan
amortizing quarterly (see Term Loan below)	-	139.7
$500.0 million 3.5 year syndicated bank loan (see New
Credit Facility below) due January 2013	309.7	-
Various other notes payable	9.5	12.6
Capital lease obligations	6.0	10.8
Total long-term debt and capital lease obligations	325.2	512.8
Less: Current portion	(4.9)	(358.0)
Long-term debt and capital lease obligations	$320.3	$154.8

Credit Facility

During the first six months of 2009, we financed our working capital and other liquidity requirements primarily through cash from operations and borrowings under a credit facility administered by Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch, which we refer to as Rabobank (the “Credit Facility”). The Credit Facility included a revolving commitment of $600.0 million expiring November 10, 2009 and a term loan commitment (the “Term Loan”).

On July 17, 2009, we replaced and refinanced the Credit Facility (including the Term Loan) by entering into a 3.5-year, $500 million senior secured revolving credit facility maturing on January 17, 2013 (the “New Credit Facility”) with Rabobank Nederland, New York Branch, as administrative agent and lead arranger. The New Credit Facility includes a swing line facility and a letter of credit facility with a $100 million sublimit. Borrowings under the New Credit Facility will bear interest at a spread over the London Interbank Offer Rate (“LIBOR”) that varies with our leverage ratio. The New Credit Facility is collateralized directly or indirectly by substantially all of our assets and is guaranteed by certain of our subsidiaries.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Long-Term Debt and Capital Lease Obligations (continued)

The New Credit Facility requires us to be in compliance with financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers. As of January 1, 2010, we were in compliance with all of the covenants contained in the New Credit Facility.  The New Credit Facility permits borrowings under the revolving commitment with an interest rate (3.26% at January 1, 2010), determined based on our leverage ratio and a spread over LIBOR.  In addition, we pay a fee on unused commitments.

At January 1, 2010 we had $184.7 million available under committed working capital facilities, primarily under the New Credit Facility. At January 1, 2010 we applied $17.9 million to the letter of credit facility, comprised primarily of certain contingent obligations and other governmental agency guarantees combined with guarantees for purchases of raw materials and equipment. We also had $7.8 million in other letters of credit and bank guarantees not included in the letter of credit facility.

At January 1, 2010, we had $325.2 million of long-term debt and capital lease obligations, including the current portion, consisting of $309.7 million outstanding under the New Credit Facility, $6.0 million of capital lease obligations and $9.5 million of other long-term debt and notes payable.

Maturities of long-term debt and capital lease obligations during the next five years are (U.S. dollars in millions):

	Long-Term Debt	Capital Leases	Totals
2010	$2.0	$3.2	$5.2
2011	3.2	2.6	5.8
2012	313.9	0.6	314.5
2013	0.1	0.1	0.2
2014	-	-	-
Thereafter	-	-	-
	319.2	6.5	325.7
Less: Amounts representing interest	-	(0.5)	(0.5)
	319.2	6.0	325.2
Less: Current portion	$(2.0)	$(2.9)	$(4.9)

Totals, net of current portion of long-term debt and capital lease obligations	$317.2	$3.1	$320.3

Cash payments of interest on long-term debt, net of amounts capitalized, were $8.8 million, $12.6 million and $28.1 million for 2009, 2008 and 2007, respectively. Capitalized interest expense was $2.2 million for 2009 and 2008, respectively, and $3.5 million for 2007.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Net Income Per Ordinary Share

Basic and diluted net income per ordinary share is calculated as follows (U.S. dollars in millions, except share and per share data):

	Year ended

	January 1,	December 26,	December 28,
	2010	2008	2007
Numerator:
Net income attributable to Fresh Del Monte Produce Inc.	$143.9	$157.7	$179.8

Denominator:
Weighted average number of ordinary shares - Basic	63,570,999	63,344,941	58,490,281
Effect of dilutive securities - employee stock options	97,353	262,845	282,437
Weighted average number of ordinary shares - Diluted	63,668,352	63,607,786	58,772,718

Net income per ordinary share attributable to
Fresh Del Monte Produce Inc.:

Basic	$2.26	$2.49	$3.07
Diluted	$2.26	$2.48	$3.06

There were no anti-dilutive options during 2009, 2008 and 2007.

15. Retirement and Other Employee Benefits

U.S.-Based Defined Benefit Pension Plans

We sponsor two non-contributory defined benefit pension plans, which cover a portion of our U.S.-based employees under a collective bargaining agreement. These plans provide benefits based on the employees’ years of service and qualifying compensation. Our funding policy for these plans is to contribute amounts sufficient to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended, or such additional amounts as determined appropriate to assure that assets of the plans would be adequate to provide benefits. Substantially all of the plans’ assets are invested in fixed income and equity funds.  As a result of the accelerated closing of the Hawaii production facility announced in 2006, the ILWU Local 42 collective bargaining agreement (the “CBA”) was not re-negotiated and expired in 2009 and as such the U.S.- based defined benefit pension plans have ceased accruing benefits.

Plan Assets

The Company’s overall investment strategy is to achieve a mix of between 50%-70% equity securities for long-term growth and 30%-50% fixed income securities for near-term benefit payments.  Asset allocation targets promote optimal expected return and volatility characteristics given the long-term time horizon for fulfilling the obligations of the pension plans. Selection of the targeted asset allocation for U.S. plan assets was based upon a review of the expected return and risk characteristics of each asset class, as well as the correlation of returns among asset classes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Retirement and Other Employee Benefits (continued)

The fair values of the Company’s U.S. plan assets at January 1, 2010 by asset category are as follows:

		Fair Value Measurements at
		January 1, 2010 (U.S. dollars in millions)

		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Common/collective trust funds	$1.2	$-	$1.2	$-
Mutual Funds:
Equity securities	7.0	7.0	-	-
Fixed income securities	3.5	3.5	-	-

Total	$11.7	$10.5	$1.2	$-

Common/Collective Trusts – This category includes public investment vehicles valued using the Net Asset Value (NAV) provided by the administrator of the trust. The NAV is based on the value of the underlying assets owned by the trust, minus its liabilities, and then divided by the number of shares outstanding. The NAV of the trust is classified within Level 2 of the fair value hierarchy.

Mutual Funds – This category includes investments in mutual funds that encompass both equity and fixed income securities that are designed to provide a diverse portfolio.  The plan’s mutual funds are designed to track exchange indices, and invest in diverse industries.  Some mutual funds are classified as regulated investment companies.  Investment managers have the ability to shift investments from value to growth strategies, from small to large capitalization funds, and from U.S. to international investments.  These investments are valued at the closing price reported on the active market on which the individual securities are traded.   These investments are classified within Level 1 of the fair value hierarchy.

Investment guidelines are established with each investment manager. These guidelines provide the parameters within which the investment managers agree to operate, including criteria that determine eligible and ineligible securities, diversification requirements and credit quality standards, where applicable. Unless exceptions have been approved, investment managers are prohibited from buying or selling commodities, futures or option contracts, as well as from short selling of securities. Furthermore, investment managers agree to obtain written approval for deviations from stated investment style or guidelines. The Company considered historical returns and the future expectations for returns for each asset class as well as the target asset allocation of plan assets to develop the expected long-term rate of return on assets assumption,

The expected long-term rate of return assumption for U.S. plan assets is based upon the target asset allocation and is determined using forward-looking assumptions in the context of historical returns and volatilities for each asset class, as well as correlations among asset classes. We evaluate the rate of return assumption on an annual basis. The actual returns on plan assets for 2009 and 2008 were a positive 5.5% and a negative 15.2%, respectively.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Retirement and Other Employee Benefits (continued)

Assumptions

The assumptions used in the calculation of the actuarial present value of the projected benefit obligation, the net periodic pension cost and expected long-term rate of return on plan assets for our defined benefit pension plans consisted of the following:

	January 1,	December 26,	December 28,
	2010	2008	2007

Weighted average discount rate	5.85% - 6.25%	6.25% - 6.47%	5.75% - 6.47%
Rate of increase in compensation levels	0%	0% - 3.50%	3.50%
Expected long-term rate of return on assets	7.50%	4.75%	7.50%

Cash Flows

We fund all pension plans in amounts consistent with applicable laws and regulations. We expect to contribute approximately $0.2 million to our U.S.-based defined benefit pension plans in 2010. Benefit payments under the pension plans over the next 10 years are expected to total $11.7 million and average approximately $1.2 million per year.

The accumulated benefit obligation for the U.S.-based defined benefit pension plans is $18.4 million and $18.1 million at January 1, 2010 and December 26, 2008, respectively.

U.S.-Based Post-Retirement Healthcare Plan

The expiration of the CBA resulted in the cessation of any benefits provided to retirees by retiree medical and life insurance plans.  The U.S.-based post-retirement healthcare plan provided contributory healthcare benefits to certain of our U.S. retirees and their dependents. We funded claims under the plan as they were incurred, and accordingly, the plan had no assets.

The following deferred pension gains included in Accumulated Other Comprehensive Income were recognized as reductions to asset impairment and other charges, net in the Consolidated Statements of Income (U.S. dollars in millions):

	Year ended
	January 1, 2010	December 26, 2008	December 28, 2007

Amortizations:
Prior Service Credit	$(0.4)	$(1.6)	$(2.0)
Net Actuarial Losses	-	(1.5)	(0.6)
Settlement Gain	(0.4)	-	-
Curtailment Gain	-	-	(3.4)

	$(0.8)	$(3.1)	$(6.0)

In accordance with the ASC guidance related to “Compensation – Retirement Benefits”, during 2009, we recognized a settlement gain of $3.2 million of which $0.4 million related to actuarial gains as a result of the expiration of the CBA, which is included as a reduction to asset impairment and other charges in the Consolidated Statements of Income.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Retirement and Other Employee Benefits (continued)

On February 28, 2007, the turnover of the remaining eligible active employees triggered a curtailment gain of $3.4 million, which reduced the prior service credit and was recognized in earnings.

For the years ended January 1, 2010, December 26, 2008 and December 28, 2007, gains of $3.4 million, $2.9 million and $5.8 million, respectively, were recognized in earnings as a reduction to asset impairment and other charges primarily as a result of the previously announced decision to exit all production activities in Hawaii in 2006 related to the retiree medical and life insurance plans.

Assumptions

The assumptions used in determining the APBO are the same as the expected post-retirement benefit obligation due to the accelerated closing of Hawaii. Since only eligible employees are accounted for in determining the APBO as of December 26, 2008 for our U.S.-based post-retirement healthcare plans the assumptions used consisted of the following:

December 26,
2008

Weighted average discount rate	6.25%
Health care cost trend rate assumed for
next year	8.00%
Rate to which the cost trend rate is assumed
to decline (the ultimate trend rate)	5%
Year that the rate reaches the ultimate
trend rate	2017

U.S.-Based Plans Benefit Obligations, Plan Assets and Funded Status

The benefit obligation is the projected benefit obligation for defined benefit pension plans and the accumulated post-retirement benefit obligation for post-retirement benefit plans other than pensions.

The following table sets forth a reconciliation of benefit obligations, plan assets and funded status for our U.S.-based defined benefit pension plans and post-retirement healthcare plans as of January 1, 2010 and December 26, 2008, which are also their measurement dates (U.S. dollars in millions):

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Retirement and Other Employee Benefits (continued)

	Pension plans		Post-retirement plans
	January 1,	December 26,	January 1,	December 26,
	2010	2008(1)	2010	2008(1)
Change in Benefit Obligation:
Beginning benefit obligation	$18.1	$18.0	$2.6	$2.8
Interest cost	1.1	1.2	0.2	0.2
Actuarial loss (gain)	0.8	1.1		(0.2)
Benefits paid	(1.6)	(2.1)	(0.1)	(0.2)
Settlement gain	-	-	(2.7)	-
Amendments and other	-	(0.1)	-	-
Ending benefit obligation	18.4	18.1	-	2.6

Change in Plan Assets:
Beginning fair value	12.3	15.8	-	-
Actual return on plan assets	0.6	(2.2)	-	-
Company contributions	0.4	0.8	0.1	0.2
Benefits paid	(1.6)	(2.1)	(0.1)	(0.2)
Ending fair value	11.7	12.3	-	-

Reconciliation of Accruals:
Funded status	(6.7)	(5.8)	-	(2.6)
Prior service benefit	-	-	-	0.4
Net actuarial (loss) gain	(5.8)	(4.9)	-	0.4
Accrued benefit costs	$(0.9)	$(0.9)	$-	$(3.4)

Amounts recognized in the
Consolidated Balance Sheets :

Accounts payable and accrued
expenses	-		-	0.2
Retirement benefits liability	6.7	5.8	-	2.4
Net amount recognized in the
Consolidated Balance Sheets	$6.7	$5.8	$-	$2.6

Amounts recognized in
Accumulated other
comprehensive income (loss):
Prior service benefit	-	-	-	0.4
Net actuarial (loss) gain	(5.8)	(4.9)	-	0.4
Net amount recognized in
Accumulated other comprehensive
income (loss)	$(5.8)	$(4.9)	$-	$0.8

(1)
Includes the adjustment to retained earnings of an increase of $0.3 million to shareholders’ equity as a result of the adoption of the measurement date provisions of the ASC guidance on “Compensation – Retirement Benefits” effective December 26, 2008.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 15. Retirement and Other Employee Benefits (continued)

The following table sets forth the net periodic pension cost of our defined benefit pension and post-retirement benefit plans (U.S. dollars in millions):

	Pension Plans			Postretirement Plans
	Year ended			Year ended
	January 1, 2010	December 26, 2008	December 28, 2007	January 1, 2010	December 26, 2008	December 28, 2007
Interest cost	$0.9	$1.0	$1.0	$0.2	$0.2	$0.2
Expected return on assets	(0.7)	(1.1)	(1.1)	-	-	-
Curtailment gain	-	-	-	-	-	(3.4)
Settlement (gain) loss	-	-	0.3	(3.2)	-	-
Net amortization	0.1	-	-	(0.4)	(3.1)	(2.6)
Net periodic cost (income)	$0.3	$(0.1)	$0.2	$(3.4)	$(2.9)	$(5.8)

United Kingdom Defined Benefit Pension Plan

We sponsor a contributory defined benefit pension plan, which covers a portion of our employees in the United Kingdom (the “UK plan”). The UK plan provides benefits based on the employees’ years of service and qualifying compensation and has ceased accruing benefits. Benefit payments are based on a final pay scheme as of November 30, 2005 and are adjusted for inflation annually.  Our funding policy for the UK plan is to contribute amounts into the plan in accordance with a recovery plan agreed by the Trustees and the Company in order to meet the statutory funding objectives of occupational trust-based arrangements of the United Kingdom or such additional amounts as determined appropriate to assure that assets of the UK plan would be adequate to provide benefits. Substantially all of the UK plan’s assets are primarily invested in fixed income and equity funds. The UK plan is accounted for pursuant to the ASC guidance related to “Compensation – Retirement Benefits”.

The fair values of the Company’s U.S. plan assets at January 1, 2010 by asset category are as follows:

		Fair Value Measurements at
		January 1, 2010 (U.S. dollars in millions)
Asset Category	Total Fair Value at January 1, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$0.4	$0.4	$-	$-
Equity securities:
United Kingdom companies	15.2	15.2	-	-
United States companies	4.6	4.6	-	-
Other international companies	9.3	9.3	-	-
Fixed income securities
United Kingdom government bonds	6.1	6.1	-	-

Total	$35.6	$35.6	$-	$-

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 15. Retirement and Other Employee Benefits (continued)

Equity securities – This category includes stocks in various U.S., U.K. and other international companies over diverse industries.  The portfolio of stocks is invested in diverse industries and includes a concentration of 23% in financial institutions, 16% in oil and gas, 13% in basic materials, 12% in consumer goods, 11% in industrial and the remaining 25% in various other industries.  The expected return on equities is determined by the yield on U.K. government bonds based on the Financial Times Stock Exchange (“FTSE”) U.K. 20-year index (“Gilts”) plus an allowance for an equity risk premium.

These investments are valued at the closing price reported on the active market on which the individual securities are traded.  These investments are classified within Level 1 of the fair value hierarchy.

Fixed income securities –This category includes investment in U.K. government bonds.  These investments are valued at the closing price reported on the active market on which the individual securities are traded.   These investments are classified within Level 1 of the fair value hierarchy.  The expected return on U.K. government bonds is as measured by the FTSE U.K. 20-year index.

According to the plan’s investment policy, approximately 40% of the UK plan’s assets are invested in equity securities of companies of the United Kingdom, 28% in U.S. and European equities and 12% are invested in other international equities. Approximately 20% of the UK plan’s assets are invested in high-grade, fixed-income securities with maturities of up to 15 years. Fund managers have no discretion to make asset allocation decisions, but are required to rebalance the portfolios back to the above benchmarks. Performance benchmarks for each asset class are based on various FTSE indices. Investment performance is evaluated annually. The actual return on plan assets for the UK plan years ended January 1, 2010 and December 26, 2008 was a positive return of approximately 18% and a negative return of 27%, respectively.

Assumptions

The assumptions used in the calculation of the actuarial present value of the projected benefit obligation, the net periodic pension cost and expected long-term rate of return on plan assets for the UK plan consisted of the following:

	January 1,	December 26,	December 28,
	2010	2008	2007

Weighted average discount rate	5.7% - 6.5%	6.00% - 6.50%	5.10% - 6.00%
Rate of increase in compensation levels	3.60%	3.20%	2.90%
Expected long-term rate of return on assets	7.20%	5.80%	7.00%

Cash Flows

We expect to contribute approximately $2.8 million to the UK plan in 2009, estimated using the British pound to U.S. dollar exchange rate as of January 1, 2010. Benefit payments under the UK plan over the next 10 years are expected to total $28.2 million and average approximately $2.8 million per year.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 15. Retirement and Other Employee Benefits (continued)

Benefit Obligations, Plan Assets and Funded Status

The following table sets forth a reconciliation of benefit obligation, plan assets and funded status for the UK plan as of January 1, 2010 and December 26, 2008, which are also the plan’s measurement dates (U.S. dollars in millions):

	January 1,	December 26,
	2010	2008(1)
Change in Benefit Obligation (2):
Beginning benefit obligation	$42.6	$59.8
Service cost	0.1	0.1
Interest cost	3.0	2.6
Actuarial (gain) loss	9.7	(1.9)
Benefits paid	(1.5)	(2.1)
Exchange rate changes (3)	4.4	(15.9)
Ending benefit obligation	58.3	42.6

Change in Plan Assets:
Beginning fair value	26.0	45.8
Actual return on plan assets	5.5	(8.1)
Company contributions	2.9	2.4
Benefits paid	(1.5)	(2.1)
Exchange rate changes (3)	2.7	(12.0)
Ending fair value	35.6	26.0

Reconciliation of Accruals:
Funded status	(22.7)	(16.6)
Net actuarial gain	1.3	6.6
Accrued benefit costs	$(24.0)	$(23.2)

Amounts recognized in the
Consolidated Balance
Sheets(2):
Retirement benefits liability	22.7	16.6
Net amount recognized in the
Consolidated Balance
Sheets	$22.7	$16.6

Amounts recognized in Accumulated
other comprehensive income (loss) (2):
Net actuarial gain	1.3	6.6
Net amount recognized in
Accumulated other comprehensive
income (loss)	$1.3	$6.6

(1)	Effective December 26, 2008, we adopted the measurement date provisions of the ASC on “Compensation – Retirement Benefits”, which resulted in an immaterial adjustment to retained earnings.
(2)	The accumulated benefit obligation is the same as the projected benefit obligation.
(3)
The exchange rate difference included in the reconciliation of the change in benefit obligation and the change in plan assets above results from the weakening of the U.S. dollar relative to the British pound as of January 1, 2010 when compared to December 26, 2008 for the year ended January 1, 2010.  The exchange rate difference at December 26, 2009 resulted from the strengthening of the U.S. dollar relative to the British pound.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Retirement and Other Employee Benefits (continued)

The following table sets forth the net periodic pension cost of the UK plan (U.S. dollars in millions):

	Year ended
	January 1,	December 26,	December 28,
	2010	2008	2007
Service cost	$0.1	$0.1	$0.3
Interest cost	3.0	2.6	3.7
Expected return on assets	(1.7)	(2.4)	(2.9)
Amortization of actuarial gains	(0.1)	(0.4)	-
Net periodic cost	$1.3	$(0.1)	$1.1

There is no amortization of actuarial pension gains expected to be recognized in the Consolidated Statements of Income during 2010.

Central American Plans

We provide retirement benefits to employees of certain Costa Rican and Guatemalan subsidiaries (“Central American plans”). Generally, benefits under these programs are based on an employee’s length of service and level of compensation. These programs are commonly referred to as termination indemnities, which provide retirement benefits in accordance with programs mandated by the Costa Rican and Guatemalan governments. Funding generally occurs when employees cease active service. The Central American plans are accounted for pursuant to ASC guidance related to “Compensation – Retirement Benefits”.

Assumptions

The assumptions used in the calculation of the actuarial present value of the projected benefit obligation and the net periodic pension cost for the Central American plans consisted of the following:

	January 1,	December 26,	December 28,
	2010	2008	2007

Weighted average discount rate	10.90% - 14.64%	6.47% - 14.64%	6.47%
Rate of increase in compensation levels	8.19% - 8.86%	3.50% - 8.86%	3.50%

The decrease in the weighted average discount rate assumption for the benefit obligation from 14.64% in 2008 to 10.90% in 2009 for the Central American plans was due to the fact that country-specific investments dropped significantly in 2009.  The increase in the weighted average discount rate assumption used in the calculation of net periodic cost from 6.47% in 2008 to 14.64% in 2009 related to the change in method of calculating the discount rate described in the following paragraph.

Effective December 26, 2008, we changed the method of calculating the discount rate and rate of increase in compensation levels for the Central American plans in order to align the expected return on country-specific investments with the expected benefit payment stream. The impact to the ending benefit obligation as a result of this change was $0.9 million, which resulted in a decrease in the retirement benefits liability and an increase in amounts recognized in accumulated other comprehensive income of $0.9 million in our Consolidated Balance Sheets. The change in discount rate is treated as a change in assumption, which affects the net actuarial (loss) gain and is amortized over the remaining service period of the plan participants consistent with the ASC guidance on “Compensation – Retirement Benefits”. The annual amortization began to impact net periodic cost in 2009.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Retirement and Other Employee Benefits (continued)

Cash Flows

We do not expect to contribute to the Central American plans in 2010. Benefit payments under the Central American plans over the next 10 years are expected to total $34.8 million and average $3.5 million per year.

Benefit Obligations, Plan Assets and Funded Status

The following table sets forth a reconciliation of benefit obligation, plan assets and funded status for the Central American plans as of January 1, 2010 and December 26, 2008, which are also the plan measurement dates (U.S. dollars in millions):

	January 1,	December 26,
	2010	2008(1)
Change in Benefit Obligation:
Beginning benefit obligation	$21.9	$25.0
Service cost	1.6	1.2
Interest cost	2.8	1.5
Actuarial loss (gain)	10.6	(2.5)
Benefits paid	(1.4)	(1.3)
Settlement	(1.2)	(1.2)
Exchange rate changes	(1.4)	(0.8)
Ending benefit obligation	32.9	21.9

Reconciliation of Accruals:
Funded status	(32.9)	(21.9)
Unrecognized loss	(14.5)	(5.1)
Accrued benefit costs	$(18.4)	$(16.8)

Amounts recognized in the
Consolidated Balance Sheets
Accounts payable and accrued expenses	3.2	3.0
Retirement benefits liability	29.7	18.9
Net amount recognized in the Consolidated Balance Sheets	$32.9	$21.9

Amounts recognized in accumulated other comprehensive income (loss)
Actuarial loss	(14.5)	(5.1)
Net amount recognized in accumulated other comprehensive loss	$(14.5)	$(5.1)

(1)
Includes the adjustment to retained earnings of a decrease of $0.3 million to shareholders’ equity as a result of the adoption of the measurement date provisions of the ASC on “Compensation-Retirement Benefits” effective December 26, 2008.

The following table sets forth the net periodic pension cost of the Central American plans for 2009, 2008 and 2007 (U.S. dollars in millions):

	Year ended
	January 1,	December 26,	December 28,
	2010	2008	2007
Service cost	$1.6	$1.0	$1.2
Interest cost	2.8	1.5	1.3
Amortization of actuarial losses	0.4	0.7	0.8
Settlement loss	1.0	1.0	-
Net periodic cost	$5.8	$4.2	$3.3

A loss of $0.9 million is expected to be recognized in the Consolidated Statements of Income during 2010 related to unamortized actuarial pension losses.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Retirement and Other Employee Benefits (continued)

Other Employee Benefits

We also sponsor a defined contribution plan established pursuant to Section 401(k) of the Internal Revenue Code. Subject to certain dollar limits, employees may contribute a percentage of their salaries to the plan, and we will match a portion of each employee’s contribution. This plan is in effect for U.S.-based employees only. The expense pertaining to this plan was $0.9 million for 2009 and 2008, respectively and $0.8 million for 2007.

As of August 31, 1997, one of our subsidiaries ceased accruing benefits under our salary continuation plan covering Central American management personnel. At January 1, 2010 and December 26, 2008, we had $7.0 million and $6.9 million, respectively, accrued for this plan. At January 1, 2010 and December 26, 2008, we recorded $1.1 million and $1.2 million, respectively, in accumulated other comprehensive income (loss) related to unamortized pension gains. A gain of $0.1 million is expected to be recognized in the Consolidated Statements of Income during 2010 related to unamortized actuarial pension gains related to this plan. Net periodic pension costs were $0.3 million for each of the years ended January 1, 2010 and December 26, 2008 and $0.4 million for the year ended December 28, 2007.  We expect to contribute approximately $0.7 million to the salary continuation plan in 2010. Benefit payments under the plan over the next 10 years are expected to total $7.2 million and average $0.7 million over the next 10 years.

We provide retirement benefits to certain employees who are not U.S.-based. Generally, benefits under these programs are based on an employee’s length of service and level of compensation and are insignificant. The unamortized pension losses related to other non-U.S.-based plans included in accumulated other comprehensive income (loss), a component of shareholders’ equity were $0.8 million as of January 1, 2010. We recognized $0.3 million and $0.5 million of unamortized pension losses as of January 1, 2010 and December 26, 2008, respectively, related to other non-U.S.-based plans.

As of January 1, 2010 and December 26, 2008, we had accumulated other comprehensive income of $5.0 million and $0.3 million, related to tax effect of unamortized pension gains.

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

Under both the 1997 Plan and the 1999 Plan, 20% of the options usually vest immediately, and the remaining options vest in equal installments over the next four years. Options under the 1997 Plan and the 1999 Plan may be exercised over a period not in excess of 10 years from the date of the grant, respectively.

Stock-based compensation expense related to stock options for the years ended January 1, 2010, December 26, 2008 and December 28, 2007, included in the determination of income before income taxes and net income, totaled $10.4 million, $9.7 million and $5.6 million on the straight-line, single award basis, or $0.16, $0.15 and $0.10 per diluted share, respectively, and are included in the Consolidated Statements of Income in selling, general and administrative expenses. We are in a net operating loss carryforward position in the relevant jurisdictions for the years ended 2008 and 2009, therefore there was no reduction in taxes currently payable or related effect on cash flows as the result of excess tax benefits from stock options exercised in these periods. The amount of cash received from the exercise of stock options was $1.0 million, $22.1 million and $13.3 million for the years ended January 1, 2010, December 26, 2008 and December 28, 2007, respectively.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Stock-Based Compensation (continued)

The following table summarizes stock option activity for the years ended January 1, 2010, December 26, 2008 and December 28, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value

Options outstanding at December 29, 2006	3,334,950	$22.29	$8.27
Granted	228,500	23.75	8.34
Exercised	(783,082)	16.97	6.27
Canceled	(110,000)	23.65	8.72

Options outstanding at December 28, 2007	2,670,368	23.92	8.85
Granted	1,814,750	23.51	8.76
Exercised	(850,295)	26.03	10.17
Canceled	(101,000)	22.66	7.77

Options outstanding at December 26, 2008	3,533,823	23.24	8.51
Granted	1,529,750	21.33	8.03
Exercised	(62,200)	16.19	5.74
Canceled	(57,000)	21.40	7.99

Options outstanding at January 1, 2010	4,944,373	$22.76	$8.40

Exercisable at December 28, 2007	1,159,368	$26.86	$10.03

Exercisable at December 26, 2008	1,298,823	$26.45	$9.01

Exercisable at January 1, 2010	2,425,373	$23.79	$8.75

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Stock-Based Compensation (continued)

In connection with the retirement of a former executive on May 2, 2008, we modified his existing grants to accelerate vesting of 40,000 unvested options. The original granted options were cancelled and new modified options were granted with accelerated vesting terms. These options became fully vested on the date of his retirement with modified grant date fair values of $18.28 and $5.54.

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

The following are the weighted average assumptions used in the Black-Scholes option pricing model for the periods indicated:

	Year ended
	January 1,	December 26,	December 28,
	2010	2008	2007
Volatility	39.16%	35.99%	32.41%
Risk-free rate	2.50%	3.31%	4.17%
Expected term of grant	4.9 years	4.9 years	4.7 years

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Stock-Based Compensation (continued)

Exercise Price	Remaining Contractual Life	Outstanding	Outstanding Intrinsic Value	Exercisable	Exercisable Intrinsic Value

$5.95	1.3 Years	6,000	$0.1	6,000	$0.1
$14.77	9.3 Years	30,000	0.2	6,000	-
$15.78	6.6 Years	605,472	3.8	389,472	2.5
$17.35	7.2 Years	12,500	0.1	12,500	-
$18.31	6.3 Years	114,600	0.4	76,400	0.3
$19.76	3.1 Years	24,500	0.1	24,500	0.1
$19.76	6.2 Years	12,500	-	12,500	-
$19.83	9.2 Years	161,000	0.4	32,200	0.1
$19.83	9.2 Years	43,750	0.1	43,750	0.1
$21.72	9.6 Years	1,280,000	0.5	256,000	0.1
$22.25	8.6 Years	1,527,000	-	612,000	-
$23.82	4.3 Years	32,200	-	32,200	-
$23.97	7.3 Years	128,800	-	64,400	-
$25.83	4.1 Years	4,000	-	4,000	-
$29.84	5.3 Years	702,051	-	702,051	-
$30.59	7.9 Years	24,000	-	12,000	-
$32.28	5.2 Years	31,250	-	31,250	-
$33.97	8.2 Years	161,000	-	64,400	-
$33.97	8.2 Years	43,750	-	43,750	-

		4,944,373	$5.7	2,425,373	$3.3

The total intrinsic value of options exercised during the years ended January 1, 2010 and December 26, 2008 was $0.4 million and $7.4 million, respectively. The total fair value of options granted for years ended January 1, 2010 and December 26, 2008 was $12.3 million and $15.9 million, respectively. The total fair value of options vesting during the years ended January 1, 2010 and December 26, 2008 was $10.1 million and $5.8 million, respectively, with a weighted-average fair value of $8.30 and $8.66 per option, respectively. As of January 1, 2010, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $16.2 million, which will be amortized over the weighted-average remaining requisite service period of 2.1 years.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Commitments and Contingencies

We lease agricultural land and certain property, plant and equipment, including office facilities and refrigerated containers, under operating leases. The aggregate minimum payments under all operating leases and vessel charter agreements with initial terms of one year or more at January 1, 2010 are as follows (U.S. dollars in millions):

2010	$102.6
2011	79.1
2012	41.4
2013	39.2
2014	38.1
Thereafter	176.7
$477.1

Total expense for all operating leases and vessel charter agreements, including leases with initial terms of less than one year, amounted to $102.2 million, $71.9 million and $54.5 million for 2009, 2008 and 2007, respectively.

We also have agreements to purchase substantially all of the production of certain independent growers in Costa Rica, Guatemala, Ecuador, Cameroon, Colombia, Chile, Brazil, South Africa and the Philippines. Total purchases under these agreements amounted to $670 million, $690.3 million and $580.8 million for 2009, 2008 and 2007, respectively.

During 2009, we entered into time charter agreements to charter four refrigerated vessels for a 10-year period.

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

In 1997, plaintiffs from Costa Rica and Guatemala named certain of our U.S. subsidiaries in a purported class action in Hawaii. The action was dismissed by a federal district court on grounds of  forum non conveniens in favor of the courts of the plaintiffs’ home countries and the plaintiffs appealed this decision. On April 22, 2003, the U.S. Supreme Court affirmed the plaintiffs’ appeal of the dismissal, thereby remanding the action to the Hawaiian state court. On April 27, 2007, our U.S. subsidiaries named in the action, which do not have ties to Hawaii, filed a motion to dismiss for lack of personal jurisdiction, and plaintiffs voluntarily dismissed these subsidiaries from the action on June 28, 2007. On February 19, 2008, plaintiffs moved to certify a worldwide class of farm workers allegedly injured from exposure to DBCP, which motion was denied on July 15, 2008. At a hearing held on June 9, 2009, the court granted summary judgment in favor of our remaining U.S. subsidiaries with ties to Hawaii, holding that the claims of the remaining plaintiffs are time-barred.

On November 15, 1999, one of our subsidiaries was served in two actions entitled Godoy Rodriguez, et al. v. AMVAC Chemical Corp., et al. and Martinez Puerto, et al. v. AMVAC Chemical Corp., et al., in the 29th  Judicial District Court for the Parish of St. Charles, Louisiana. These actions were removed to federal court, where they have been consolidated. As a result of the Supreme Court’s decision in the Hawaiian action, the district court remanded these actions to state court in Louisiana. At this time, it is not known how many of the approximately 315 remaining Godoy Rodriguez and Martinez Puerto plaintiffs are making claims against our subsidiary.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.  Litigation (continued)

On April 25, 2005, two of our subsidiaries were served with a complaint styled Juan Jose Abrego, et al. v. Dole Food Company, et al. filed in the Superior Court of the State of California for the County of Los Angeles on behalf of 955 Guatemalan residents who claim injury from exposure to DBCP. An initial review of the plaintiffs in the  Abarca  action found that a substantial number of the plaintiffs were claimants in prior DBCP actions and may have participated in the settlement of those actions. On June 27, 2008, the court dismissed the claims of 206 plaintiffs who were parties to prior DBCP actions. On October 1, 2009, our subsidiaries joined a motion to dismiss the claims of the remaining Abrego plaintiffs on grounds of forum non conveniens in favor of the courts of Michigan. On December 15, 2009, the court granted the joint motion.

On January 2, 2009, three of our subsidiaries were served with multiple complaints in related actions styled Jorge Acosta Cortes, et al. v. Dole Food Company, et al. filed in the Superior Court of the State of California for the County of Los Angeles on behalf of 461 Costa Rican residents, 389 Guatemalan residents, 962 Panamanian residents and 673 Honduran residents who claim injury from exposure to DBCP. We and our subsidiaries have never owned, managed or otherwise been involved with any banana growing operations in Panama or Honduras. Accordingly, the Panamanian and Honduran plaintiffs filed requests to dismiss our subsidiaries without prejudice on March 26, 2009. The claims of the new Costa Rican plaintiffs were consolidated with those of the Costa Rican plaintiffs in Abarca and consequently the claims of those plaintiffs who allege employment on farms in Costa Rica affiliated with our subsidiaries have also been conditionally dismissed. On December 15, 2009, the claims of the new Guatemalan plaintiffs were dismissed based on the joint motion to dismiss on grounds of forum non conveniens granted by the court in the Abrego action.

Pineapple Class Action Litigation

On August 2, 2004, a consolidated complaint was filed against two of our subsidiaries in the U.S. District Court for the Southern District of New York. This consolidated action was brought as a putative class action on behalf of all direct and indirect purchasers of Del Monte Gold ® Extra Sweet pineapples from March 1, 1996 through the present and merges four actions brought by fruit wholesalers and two actions brought by individual consumers. The consolidated complaint alleges claims for: (i) monopolization and attempted monopolization; (ii) restraint of trade; (iii) unfair and deceptive trade practices; and (iv) unjust enrichment. On May 27, 2005, our subsidiaries filed a motion to dismiss the indirect and direct purchasers’ claims for unjust enrichment. On June 29, 2005, plaintiffs filed a joint motion for class certification. On February 20, 2008, the court denied plaintiffs’ motion for class certification of the indirect purchasers and only granted class certification of the direct purchasers’ claims for monopolization and attempted monopolization, which was uncontested by our subsidiaries. Also on February 20, 2008, the court granted the motion of our subsidiaries to dismiss the direct purchasers’ claims for unjust enrichment and denied as moot the motion to dismiss the indirect purchasers’ state law claims on the basis of the court’s denial of plaintiffs’ motion for class certification of the indirect purchasers. On August 13, 2008, our subsidiaries filed a motion for summary judgment on plaintiffs’ remaining claims. Plaintiffs filed an opposition to the motion on October 6, 2008, which our subsidiaries replied to on December 8, 2008. On September 30, 2009, the court granted the motion for summary judgment in favor of our subsidiaries.  On October 29, 2009, plaintiffs filed a notice of appeal.

On March 5, 2004, an alleged individual consumer filed a putative class action complaint against our subsidiaries in the state court of Tennessee on behalf of consumers who purchased (other than for resale) Del Monte Gold ® Extra Sweet pineapples in Tennessee from March 1, 1996 to May 6, 2003. The complaint alleges violations of the Tennessee Trade Practices Act and the Tennessee Consumer Protection Act. On February 18, 2005, our subsidiaries filed a motion to dismiss the complaint. On May 15, 2006, the court granted the motion in part, dismissing plaintiffs’ claim under the Tennessee Consumer Protection Act.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Litigation (continued)

Between March 17, 2004 and March 18, 2004, three alleged individual consumers separately filed putative class action complaints against us and our subsidiaries in the state court of California on behalf of residents of California who purchased (other than for re-sale) Del Monte Gold ® Extra Sweet pineapples between March 1, 1996 and May 6, 2003. On November 9, 2005, the three actions were consolidated under one amended complaint with a single claim for unfair competition in violation of the California Business and Professional Code. On September 26, 2008, plaintiffs filed a motion to certify a class action. We and our subsidiaries filed an opposition on February 13, 2009, to which plaintiffs filed a reply on May 11, 2009. At the hearing held on May 20, 2009, the court issued a tentative opinion granting certification based on a California Supreme Court decision issued on May 19, 2009, but requested further briefing. We and plaintiffs have served supplemental briefs in response. On August 20, 2009, the court reversed its tentative opinion of May 20, 2009 and denied class certification. At the rescheduled case management conference held on September 23, 2009, the court denied plaintiffs’ request seeking withdrawal of the court’s class certification denial. On October 19, 2009, plaintiffs filed a notice of appeal of the court’s order denying class certification.

On April 19, 2004, an alleged individual consumer filed a putative class action complaint against our subsidiaries in the state court of Florida on behalf of Florida residents who purchased (other than for re-sale) Del Monte Gold ® Extra Sweet pineapples between March 1, 1996 and May 6, 2003. The only surviving claim under the amended complaint alleges violations of the Florida Deceptive and Unfair Trade Practices Act relating only to pineapples purchased since April 19, 2000. Our subsidiaries filed an answer to the remaining claim of the amended complaint on October 12, 2006. On August 5, 2008, plaintiffs filed a motion to certify a class action. Our subsidiaries filed an opposition on January 22, 2009 to which plaintiffs filed a reply on May 11, 2009.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Litigation (continued)

Breach of Contract Litigation

On July 31, 2003, Net Results, Inc., a consulting company, filed a complaint alleging breach of contract against one of our subsidiaries in an action styled Net Results, Inc. v. Del Monte Fresh Produce Company in the Eleventh Judicial Circuit of Florida (Miami-Dade County, Florida).  On April 15, 2008, the plaintiff amended its complaint to include an additional claim of anticipatory repudiation and sought a significant amount of damages.  Our subsidiary denied liability and brought a counterclaim against the plaintiff.  In November 2009, the plaintiff prevailed on its claims; however, the court has not yet ruled on our subsidiary’s counterclaim and post-trial motions.

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

On September 25, 2003, the EPA issued the Record of Decision (“ROD”). The EPA estimates in the ROD that the remediation costs associated with the cleanup of the Kunia Well Site will range from $12.9 million to $25.4 million and will last approximately 10 years. The undiscounted estimates are between $14.8 million and $28.7 million. The undiscounted estimate on which our accrual is based totals $20.2 million and is discounted using a 5.0% rate. As of January 1, 2010, there is $19.4 million included in other noncurrent liabilities and $0.5 million included in accounts payable and accrued expenses in the Consolidated Balance Sheets for the Kunia Well Site clean-up. We expect to expend approximately $0.5 million in cash per year for the next five years. Certain portions of the EPA’s estimates have been discounted using a 5% interest rate.

On January 13, 2004, the EPA deleted a portion of the Kunia Well Site (Northeast section) from the NPL. On May 2, 2005, our subsidiary signed a Consent Decree with the EPA for the performance of the clean-up work for the Kunia Well Site. On September 27, 2005, the U.S. District Court for Hawaii approved and entered the Consent Decree. Based on findings from remedial investigations at the Kunia Well Site, our subsidiary continues to evaluate with the EPA the clean-up work currently in progress in accordance with the Consent Decree.

Other

In addition to the foregoing, we are involved from time to time in various claims and legal actions incident to our operations, both as plaintiff and defendant. In the opinion of management, after consulting with legal counsel, none of these other claims is currently expected to have a material adverse effect on the results of operations, financial position or our cash flows. We intend to vigorously defend ourselves in all of the above matters. At this time, management is not able to evaluate the likelihood of a favorable or unfavorable outcome in any of the above-described matters. Accordingly, management is not able to estimate the range or amount of loss, if any, from any of the above-described matters and no accruals or expenses have been recorded for these matters as of January 1, 2010, except as related to the Kunia Well Site.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.  Derivative Financial Instruments

Our derivative financial instruments reduce our exposure to fluctuations in foreign exchange rates and bunker fuel prices. We predominantly designate our derivative financial instruments as cash flow hedges.

Counterparty credit risk exposes us to loss in the event of non-performance on currency forward contracts and bunker fuel contracts.  We monitor our exposure to counterparty non-performance risk both at inception of the hedge and at least quarterly thereafter.  However, because the contracts are entered into with highly rated financial institutions, we do not anticipate non-performance by any of these counterparties.  The exposure is usually the amount of the unrealized gains, if any, in such contracts.

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

Certain of our derivative instruments contain provisions that require the current credit relationship between the Company and its counterparty to be maintained throughout the term of the derivative instruments.  If that credit relationship changes, certain provisions could be triggered, and the counterparty could request immediate collateralization of derivative instruments.  As of January 1, 2010, we did not have any derivative instruments with a credit-risk-related contingent feature that were in a liability position.

Foreign Currency Hedges

We are exposed to fluctuations in currency exchange rates against the U.S. dollar on our results of operations and financial condition and we mitigate that exposure by entering into foreign currency forward contracts.  Certain of our subsidiaries periodically enter into foreign currency forward contracts in order to hedge portions of forecasted sales or cost of sales denominated in foreign currencies with forward contracts and options, which generally expire within one year.  Our foreign currency hedges expire at the end of 2010, with the exception of one contract that will expire at the end of 2011.

We designate our foreign currency forward contracts as single-purpose cash flow hedges of forecasted cash flows.  Based on our formal assessment of hedge effectiveness of our foreign currency forward contracts, we determined that the impact of hedge ineffectiveness was de minimis for the years ended January 1, 2010, December 26, 2008 and December 28, 2007.

Bunker Fuel Hedges

We are exposed to fluctuations in bunker fuel prices on our results of operations and financial condition and can mitigate that exposure by entering into bunker fuel swap agreements, which permit us to lock in bunker fuel purchase prices.  One of our subsidiaries has entered into bunker fuel swap agreements in order to hedge fuel costs incurred via our owned and chartered vessels.  We designate our bunker fuel swap agreements as cash flow hedges.

Other Derivative Instruments

During 2008, we entered into derivative instruments not designated as hedging instruments, also referred to as economic hedges, in order to minimize the impact of fluctuation in foreign exchange relative to the euro, British pound, and Japanese yen on our balance sheet. We recognized a net gain of $2.5 million related to these derivative instruments included in other income (expense), net in our Consolidated Statements of Income. As of January 1, 2010 and December 26, 2008, we did not have any economic hedges outstanding.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.  Derivative Financial Instruments (continued)

We had the following outstanding foreign currency forward contracts and bunker fuel swap agreements that were entered into to hedge forecasted cash flows as of January 1, 2010:

Foreign Currency Hedges:	Notional Amount
Euro		€165.1	million
British pound		£13.2	million
Japanese yen	JPY	17,079.4	million
Polish zloty	PLN	18.6	million

Bunker Fuel Hedges:
3% U.S. Gulf Coast		168,910	barrels
3.5% Rotterdam Barge		29,000	metric tons
Singapore		16,300	metric tons

The following table reflects the fair values of derivative instruments as of January 1, 2010 (U.S. dollars in millions):

	Asset Derivatives
Derivatives Designated as Hedging Instruments (1)(2)	Balance Sheet Location	Fair Value

Foreign exchange contracts	Prepaid expenses and other current assets	$12.0
	Other noncurrent assets	3.3

Bunker fuel swap agreements	Prepaid expenses and other current assets	4.3

Total		$19.6

(1) We expect that $16.3 million and $3.3 million of the fair value of hedges recognized as a gain in accumulated other comprehensive income ("AOCI") will be transferred to earnings in 2010 and 2011, respectively.

(2) See Note 17, "Fair Value Measurements", for fair value disclosures.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.  Derivative Financial Instruments (continued)

The following table reflects the effect of derivative instruments on the Consolidated Statements of Income for the year ended January 1, 2010 (U.S. dollars in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in OCI on Derivative (Effective Portion)	Location of Gain Reclassified from AOCI into Income (Effective Portion)	Amount of Gain Reclassified from AOCI into Income (Effective Portion)

	Year ended		Year ended
	January 1, 2010		January 1, 2010
Foreign exchange contracts	$6.9	Net sales	$15.1
Foreign exchange contracts	2.2	Cost of products sold	3.5
Bunker fuel swap agreements (1)	4.3	Cost of products sold	-

Total	$13.4		$18.6

(1) The ineffective portion of the gain reclassified from AOCI into income for the bunker fuel swap agreements was less than
$0.1 million for the year ended January 1, 2010.

20. Fair Value Measurements

Fair Value of Derivative Instruments

We mitigate the risk of fluctuations in currency exchange rates and bunker fuel prices on our results of operations and financial condition by entering into foreign currency cash flow hedges and bunker fuel hedges.  We account for the fair value of our derivative financial instruments as either an asset in other current assets or noncurrent assets or a liability in accrued expenses or other noncurrent liabilities.  We use an income approach to value our outstanding foreign currency and bunker fuel cash flow hedges.  An income approach consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts using current market information as of the measurement date such as foreign currency and bunker fuel spot and forward rates.  Additionally, an element of default risk based on observable inputs was built into the fair value calculation.

The following table provides a summary of the fair values of our non-pension financial assets and liabilities measured on a recurring basis under “Fair Value Measurements and Disclosures” (U.S. dollars in millions):

	Fair Value Measurements at January 1, 2010
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency hedges, asset	$15.3	$-	$15.3	$-
Bunker fuel hedges, asset	4.3	-	4.3	-
	$19.6	$-	$19.6	$-

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Fair Value Measurements (continued)

	Fair Value Measurements at December 26, 2008
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency hedges, asset	$7.1	$-	$7.1	$-
Bunker fuel hedges, asset	-	-	-	-
	$7.1	$-	$7.1	$-

In estimating our fair value disclosures for financial instruments, we use the following methods and assumptions:

Cash and cash equivalents: The carrying amount of these items approximates fair value due to their liquid nature.

Trade accounts receivable and other accounts receivable, net: The carrying value reported in the Consolidated Balance Sheets for these items is net of allowances for doubtful accounts, which includes a degree of counterparty non-performance risk.

Accounts payable and other current liabilities: The carrying value reported in the Consolidated Balance Sheets for these items approximates their fair value, which is the likely amount for which the liability with short settlement periods would be transferred to a market participant with a similar credit standing as the Company.

Capital lease obligations: The carrying value of our capital lease obligations reported in the Consolidated Balance Sheets approximates their fair value based on current interest rates, which contain an element of default risk.  Refer to Note 13, “Long-Term Debt and Capital Lease Obligations”.

Long-term debt: The carrying value of our long-term debt reported in the Consolidated Balance Sheets approximates their fair value since they bear interest at variable rates or fixed rates which contain an element of default risk.  Refer to Note 13, “Long-Term Debt and Capital Lease Obligations”.

Fair Value of Non-Financial Assets

The following is a tabular presentation of the long-lived assets held and used and the indefinite-lived intangible asset measured on a non-recurring basis along with the level within the fair value hierarchy in which the fair value measurement in its entirety falls (U.S. dollars in millions):

	Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-lived assets held and used	$6.9	$-	$-	$6.9
Indefinite-lived intangible asset	5.9	-	-	5.9
	$12.8	$-	$-	$12.8

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Fair Value Measurements (continued)

During the quarter ended March 27, 2009, we recognized an impairment charge of $2.0 million related to the DEL MONTE® indefinite-lived perpetual, royalty-free brand name license due to lower than expected sales volumes and pricing in the United Kingdom in the prepared foods segment specifically related to beverage products.  There was no further impairment of the U.K. beverage licenses for the year ended January 1, 2010.  An income-based approach was used to value the trademark intangible, which measures the fair value of an intangible asset by capitalizing the royalties saved due to ownership of the intangible asset rather than paying a rent or royalty for the use of the asset.  This income-based approach referred to as the royalty savings method utilizes internal unobservable inputs such as a discounted net sales cash flow model with the application of a royalty savings rate assumption corroborated by a mix of internal and market inputs.  Due to the weight of the unobservable inputs used, we classify the fair value of this indefinite-lived intangible asset within Level 3 of the fair value hierarchy.

Our trademarks are valued on the basis of prepared products, specifically beverage produced and sold in the United Kingdom with a trademark carrying value at January 1, 2010 of $6.7 million and all other prepared products with a trademark carrying value at January 1, 2010 of $63.6 million.

We recorded $10.5 million in asset impairment charges resulting from our decision in May 2009 to discontinue pineapple planting in Brazil and our subsequent decision, during the third quarter, to not use certain property, plant and equipment as originally intended for other crop production.  The carrying value of these assets was $17.4 million and was written down to a fair value of $6.9 million.  We estimated the fair value of the underlying assets by using a combination of the market approach and the cost approach.  The cost approach is based on the amount that currently would be required to replace the service capacity of the assets.  The market approach uses prices and other relevant information generated by market transactions involving comparable assets.  We used a combination of observable inputs primarily based on appraisals and unobservable inputs using market participant assumptions to estimate the fair value of the underlying assets.  Due to the weight of the unobservable inputs used, we classify the fair value of these long-lived assets within Level 3 of the fair value hierarchy.

21. Related Party Transactions

We purchase goods and services from unconsolidated subsidiaries in the ordinary course of business. See Note 6, “Investments in Unconsolidated Companies.”

At January 1, 2010 and December 26, 2008 there were $0.2 million and $0.1 million, respectively, of receivables from related parties, which are included in trade accounts receivable.

During 2009, 2008 and 2007, we received cash of $11.1 million, $6.3 million, and $3.5 million, respectively, from one of our noncontrolling interests for capital expansion.  We have reflected the cash in contributions from noncontrolling interests under financing activities in the Consolidated Statements of Cash Flows.  We have $20.9 million and $9.8 million in other noncurrent liabilities in our Consolidated Balance Sheets related to one of our noncontrolling interests as of January 1, 2010 and December 26, 2008, respectively.

Sales to Ahmed Abu-Ghazaleh & Sons Company (“AAG”), a related party through common ownership, were $8.0 million in 2007. On February 1, 2007, we ceased using AAG as a distributor in Abu Dhabi and other locations in the UAE and began direct distribution.

During 2009 and 2008, we incurred expenses of approximately $1.5 million and $2.0 million, respectively, for air transportation services for chartering of an aircraft that was indirectly owned by our Chairman and Chief Executive Officer. There were no expenses incurred during 2007 for air transportation services for chartering this aircraft.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Unaudited Quarterly Financial Information

Our fiscal quarter-ends correspond to the last Friday of the 13-week period, beginning the day following our fiscal year end. Our fourth quarter ended January 1, 2010, however, consisted of a 14-week period.  The following summarizes certain quarterly operating data (U.S. dollars in millions, except per share data):

	Quarter ended
	March 27, 2009	June 26, 2009	September 25, 2009	January 1, 2010

Net sales	$879.7	$978.4	$766.2	$872.1
Gross profit	83.8	91.0	69.0	67.0
Net income attributable to Fresh Del Monte Produce Inc.	34.9	52.2	28.6	28.2
Net income per share – basic (a)	$0.55	$0.82	$0.45	$0.44
Net income per share – diluted (a)	$0.55	$0.82	$0.45	$0.44

	March 28, 2008	June 27, 2008	September 26, 2008	December 26, 2008

Net sales	$894.9	$972.2	$832.9	$831.0
Gross profit	96.9	99.6	79.0	68.5
Net income attributable to Fresh Del Monte Produce Inc.	63.6	41.9	29.3	22.9
Net income per share – basic (a)	$1.01	$0.66	$0.46	$0.36
Net income per share – diluted (a)	$1.00	$0.66	$0.46	$0.36

(a)
Basic and diluted earnings per share for each of the quarters presented above is based on the respective weighted average number of shares for the quarters. The sum of the quarters may not necessarily be equal to the full year basic and diluted earnings per share amounts due to the effects of rounding.

23. Business Segment Data

We are principally engaged in one major line of business, the production, distribution and marketing of bananas, other fresh produce and prepared food. Our products are sold in markets throughout the world, with our major producing operations located in North, Central and South America, Europe, Asia and Africa.

Our operations are aggregated on the basis of our products: bananas, other fresh produce, prepared foods, and other products and services. Other fresh produce includes pineapples, melons, non-tropical fruit (including grapes, apples, pears, peaches, plums, nectarines, apricots, avocados, citrus and kiwis), fresh-cut products, tomatoes, strawberries, and other fruit and vegetables. Prepared foods include prepared fruit and vegetables, juices, beverages, snacks, and a poultry and processed meat business. Other products and services include a third-party ocean freight business, a plastic product business and grain business. We reclassified our poultry and meat operations from the other products and services segment to the prepared food segment for the year ending December 28, 2007 to conform to the current presentation.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Business Segment Data (continued)

We evaluate performance based on several factors of which gross profit by product and net sales by geographic region are the primary financial measures (U.S. dollars in millions):

	Year ended

	January 1, 2010		December 26, 2008		December 28, 2007
	Net Sales	Gross Profit	Net Sales	Gross Profit	Net Sales	Gross Profit
Banana	$1,510.9	$108.7	$1,420.2	$117.7	$1,199.0	$61.0
Other fresh produce	1,551.5	148.7	1,559.8	171.1	1,614.9	240.5
Prepared food	337.4	52.2	412.4	51.9	429.4	59.7
Other products and services	96.6	1.2	138.6	3.3	122.2	3.7
Totals	$3,496.4	$310.8	$3,531.0	$344.0	$3,365.5	$364.9

	Year ended

	January 1,	December 26,	December 28,
Net sales by geographic region:	2010	2008	2007
North America	$1,675.9	$1,633.1	$1,530.2
Europe	995.2	1,081.4	1,113.6
Asia	420.2	408.1	374.8
Middle East	314.1	275.8	228.2
Other	91.0	132.6	118.7
Total net sales	$3,496.4	$3,531.0	$3,365.5

	January 1,	December 26,
Property, plant and equipment, net:	2010	2008
North America	$79.6	$88.5
Europe	86.9	97.8
Middle East	156.1	132.7
Africa	38.6	40.3
Asia	43.9	47.2
Central and South America	617.6	624.6
Maritime equipment (including containers)	31.3	36.0
Corporate	14.6	18.1
Total property, plant and equipment, net	$1,068.5	$1,085.2

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Business Segment Data (continued)

	January 1,	December 26,
Identifiable assets:	2010	2008
North America	$354.7	$354.4
Europe	479.7	512.4
Middle East	252.3	220.6
Africa	132.9	114.6
Asia	145.5	158.9
Central and South America	1,064.6	1,112.8
Maritime equipment (including containers)	65.1	96.5
Corporate	101.2	80.8
Total identifiable assets	$2,596.0	$2,651.0

Our earnings are heavily dependent on operations located worldwide. These operations are a significant factor in the economies of some of the countries in which we operate and are subject to the risks that are inherent in operating in such countries, including government regulations, currency and ownership restrictions and risk of expropriation. Management reviews assets on the basis of geographic region, which more closely aligns our capital investment with demand for our products.

One customer accounted for approximately 13% of net sales in 2009 and 2008, respectively, and 15% of net sales in 2007. These sales are reported in the banana and other fresh produce segments. No other customer accounted for 10% or more of our net sales. In 2009, the top 10 customers accounted for approximately 34% of net sales as compared with 36% of our net sales during 2008 and 2007, respectively. Identifiable assets by geographic area represent those assets used in the operations of each geographic area. Corporate assets consist of goodwill, building, leasehold improvements and furniture and fixtures.

24. Shareholders’ Equity

Our shareholders have authorized 50,000,000 preferred shares at $0.01 par value of which none has been issued or is outstanding. Our shareholders have authorized 200,000,000 Ordinary Shares of common stock of which 63,615,411 have been issued and are outstanding.

On July 31, 2009, our Board of Directors approved a three-year stock repurchase program of up to $150 million of our Ordinary Shares.

During November 2007, we sold 4,222,000 of our Ordinary Shares. We used $117.1 million of the total net proceeds of $117.5 million to repay indebtedness outstanding under the Credit Facility.

25. Subsequent Event

On February 27, 2010, Chile experienced an earthquake of significant magnitude that caused widespread damage in the central part of the country, including Santiago, where our South American regional headquarters is located.  Our preliminary assessment revealed no significant damage to our facilities.  However, we are still assessing the earthquake’s effects on our operations and our ability to export fruit from Chile.  At this time, we are not able to determine the effect on our financial condition or results of operations due to this event.

Schedule II - Valuation and Qualifying Accounts

Fresh Del Monte Produce Inc. and Subsidiaries

(U.S. Dollars in millions)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period

Year ended January 1, 2010:

Deducted from asset accounts:
Valuation accounts:
Trade accounts receivable	$15.8	$2.8	$-	$(6.7)	$11.9
Advances to growers and other receivables	14.0	0.8	-	(0.7)	14.1
Deferred tax asset valuation allowance	208.3	-	-	(34.3)	174.0

Accrued liabilities:
Provision for Kunia Well Site	20.1	0.6	-	(0.9)	19.8
Total	$258.2	$4.2	$-	$(42.6)	$219.8

Year ended December 26, 2008:

Deducted from asset accounts:
Valuation accounts:
Trade accounts receivable	$20.4	$1.9	$(2.9)	$(3.6)	$15.8
Advances to growers and other receivables	14.6	3.0	(0.2)	(3.4)	14.0
Deferred tax asset valuation allowance	194.9	2.0	12.4	(1.0)	208.3

Accrued liabilities:
Provision for Kunia Well Site	21.7	0.6	-	(2.2)	20.1
Total	$251.6	$7.5	$9.3	$(10.2)	$258.2

Year ended December 28, 2007:

Deducted from asset accounts:
Valuation accounts:
Trade accounts receivable	$25.4	$(1.4)	$(0.1)	$(3.5)	$20.4
Advances to growers and other receivables	23.2	4.7	(0.3)	(13.0)	14.6
Deferred tax asset valuation allowance	276.0	(49.8)	(3.4)	(27.9)	194.9

Accrued liabilities:
Provision for Kunia Well Site	22.3	0.8	-	(1.4)	21.7
Total	$346.9	$(45.7)	$(3.8)	$(45.8)	$251.6

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 1, 2010. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the year ended January 1, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

See Management’s Annual Report on Internal Control Over Financial Reporting included in Item 8.  Financial Statements and Supplementary Data.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by Item 10 of Part III of this Annual Report on Form 10-K will be included in our definitive Proxy Statement relating to our 2010 Annual General Meeting of Shareholders with respect to directors, executive officers, audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance, is incorporated herein by reference in response to this item.

Code of Ethics

We have adopted a Code of Conduct and Business Ethics Policy (“Code of Conduct”) that applies to our principal executive officer, principal financial officer and principal accounting officer as well as all our directors, other officers and employees. This Code of Conduct can be found on our Web site at www.freshdelmonte.com. We have not waived the requirements of the Code of Conduct for any directors or executive officers and there have been no amendments in 2009.

Item 11.	Executive Compensation

Information required by Item 11 of Part III of this Annual Report on Form 10-K will be included in our definitive Proxy Statement relating to our 2010 Annual General Meeting of Shareholders with respect to executive compensation, is incorporated herein by reference in response to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 of Part III of this Annual Report on Form 10-K will be included in our definitive Proxy Statement relating to our 2010 Annual General Meeting of Shareholders with respect to security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans, is incorporated herein by reference in response to this item.

Item 13.	Certain Relationships and Related Transactions

Information required by Item 13 of Part III of this Annual Report on Form 10-K will be included in our definitive Proxy Statement relating to our 2010 Annual General Meeting of Shareholders with respect to certain relationships and related transactions and director independence, is incorporated herein by reference in response to this item.

Item 14.	Principal Accountant Fees and Services

Information required by Item 14 of Part III of this Annual Report on Form 10-K will be included in our definitive Proxy Statement relating to our 2010 Annual General Meeting of Shareholders with respect to principal accountant fees and services, is incorporated by reference in response to this item.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Consolidated Statements and Other Financial Information

The following financial statements and supplemental schedule of Fresh Del Monte Produce Inc. and its subsidiaries are included in Item 8. Financial Statements and Supplementary Data of this Report:

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Consolidated Balance Sheets at January 1, 2010 and December 26, 2008

Consolidated Statements of Income for the years ended January 1, 2010, December 26, 2008 and December 28, 2007

Consolidated Statements of Cash Flows for the years ended January 1, 2010, December 26, 2008 and December 28, 2007

Consolidated Statements of Shareholders’ Equity for the years ended January 1, 2010, December 26, 2008 and December 28, 2007

Notes to Consolidated Financial Statements

Supplemental Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts

Exhibits

The exhibits listed below on pages 110 to 114 of this Report are incorporated in this Report by reference, except for those indicated by “*” which are filed herewith (see accompanying Exhibit Index)

Exhibit No.	Description

3.1	Amended and Restated Memorandum of Association of Fresh Del Monte Produce Inc. (incorporated by reference to Exhibit 3.6 to our Registration Statement on Form F-1 (File No. 333-7708)).

3.2	Amended and Restated Articles of Association of Fresh Del Monte Produce Inc. (incorporated by reference to Exhibit 3.7 to our Registration Statement on Form F-1 (File No. 333-7708)).

3.3	Specimen Certificate of Ordinary Shares of Fresh Del Monte Produce Inc. (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form F-1 (File No. 333-7708)).

4.1
$350,000,000 Revolving Credit Agreement, dated as of May 19, 1998, among Del Monte Fresh Produce (UK) Ltd., Wafer Limited, Del Monte Fresh Produce International Inc., Del Monte Fresh Produce N.A., Inc., Fresh Del Monte Produce Inc. and Global Reef Carriers Ltd. as Borrowers, the Initial Lenders, Initial Issuing Bank and Swing Line Bank, as Initial Lenders, Initial Issuing Bank and Swing Line Bank, and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 2.1 to our 1998 Annual Report on Form 20-F).

4.2
Amendment and Consent, dated as of December 15, 1998, to the Revolving Credit Agreement, among Del Monte Fresh Produce (UK) Ltd., Wafer Limited, Del Monte Fresh Produce International Inc., Del Monte Fresh Produce N.A., Inc., Fresh Del Monte Produce Inc., Global Reefer Carriers, Ltd., the banks, financial institutions and other institutional lenders a party to the Revolving Credit Agreement (incorporated by reference to Exhibit 2.2 to our 1998 Annual Report on Form 20-F).

4.3
Second Amendment, dated as of January 5, 1999, to the Revolving Credit Agreement, among Del Monte Fresh Produce (UK) Ltd., Wafer Limited, Del Monte Fresh Produce International Inc., Del Monte Fresh Produce N.A., Inc., Fresh Del Monte Produce Inc., Global Reefer Carriers, Ltd., and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch, as agent for the other banks, financial institutions and other institutional lenders party to the Revolving Credit Agreement (incorporated by reference to Exhibit 2.3 to our 1998 Annual Report on Form 20-F).

Exhibit No.	Description
4.4
Amendment and Consent, dated as of January 8, 1999, to the Revolving Credit Agreement, among Del Monte Fresh Produce (UK) Ltd., Wafer Limited, Del Monte Fresh Produce International Inc., Del Monte Fresh Produce N.A., Inc., Fresh Del Monte Produce Inc., Global Reefer Carriers, Ltd., the banks, financial institutions and other institutional lenders a party to the Revolving Credit Agreement (incorporated by reference to Exhibit 2.4 to our 1998 Annual Report on Form 20-F).

4.5
Fourth Amendment and Consent, dated as of May 1999, among Del Monte Fresh Produce (UK) Ltd., Wafer Limited, Del Monte Fresh Produce International Inc., Del Monte Fresh Produce N.A., Inc., Fresh Del Monte Produce Inc., Global Reefer Carriers, Ltd., the banks, financial institutions and other institutional lenders a party to the Revolving Credit Agreement dated as of May 19, 1998 (incorporated by reference to Exhibit 2.1 to our 1999 Annual Report on Form 20-F).

4.6
Fifth Amendment and Consent, dated as of May 1999, among Del Monte Fresh Produce (UK) Ltd., Wafer Limited, Del Monte Fresh Produce International Inc., Del Monte Fresh Produce N.A., Inc., Fresh Del Monte Produce Inc., Global Reefer Carriers, Ltd., the Increasing Lenders therein and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch, as agent for the other banks, financial institutions and other institutional lenders a party to the Revolving Credit Agreement dated as of May 19, 1998 (incorporated by reference to Exhibit 2.2 to our 1999 Annual Report on Form 20-F).

4.7
Sixth Amendment and Consent, dated as of June 1999, among Del Monte Fresh Produce (UK) Ltd., Wafer Limited, Del Monte Fresh Produce International Inc., Del Monte Fresh Produce N.A., Inc., Fresh Del Monte Produce Inc., Global Reefer Carriers, Ltd., the Increasing Lenders therein and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch, as agent for the other banks, financial institutions and other institutional lenders a party to the Revolving Credit Agreement dated as of May 19, 1998 (incorporated by reference to Exhibit 2.3 to our 1999 Annual Report on Form 20-F).

4.8
Seventh Amendment and Consent, dated as of July 1999, among Del Monte Fresh Produce (UK) Ltd., Wafer Limited, Del Monte Fresh Produce International Inc., Del Monte Fresh Produce N.A., Inc., Fresh Del Monte Produce Inc., Global Reefer Carriers, Ltd., the Increasing Lenders therein and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch, as agent for the other banks, financial institutions and other institutional lenders a party to the Revolving Credit Agreement dated as of May 19, 1998 (incorporated by reference to Exhibit 2.4 to our 1999 Annual Report on Form 20-F).

4.9
Eighth Amendment, dated as of October 29, 1999, among Fresh Produce (UK) Ltd., Wafer Limited, Del Monte Fresh Produce International Inc., Del Monte Fresh Produce N.A., Inc., Fresh Del Monte Produce Inc., Global Reefer Carriers, Ltd., the banks, financial institutions and other institutional lenders a party to the Revolving Credit Agreement dated as of May 19, 1998 (incorporated by reference to Exhibit 4.17 to our 2000 Annual Report on Form 20-F).

4.10
Ninth Amendment and Consent, dated as of May 10, 2000, among Del Monte Fresh Produce (UK) Ltd., Wafer Limited, Del Monte Fresh Produce International Inc., Del Monte Fresh Produce N.A., Inc., Fresh Del Monte Produce Inc., Global Reefer Carriers, Ltd., the banks, financial institutions and other institutional lenders a party to the Revolving Credit Agreement, dated as of May 19, 1998 (incorporated by reference to Exhibit 4.18 to our 2000 Annual Report on Form 20-F).

4.11
Tenth Amendment and Consent, dated as of September 25, 2000, among Del Monte Fresh Produce (UK) Ltd., Wafer Limited, Del Monte Fresh Produce International Inc., Del Monte Fresh Produce N.A., Inc., Fresh Del Monte Produce Inc., Global Reefer Carriers, Ltd., banks, financial institutions and other institutional lenders a party to the Revolving Credit Agreement, dated as of May 19, 1998 (incorporated by reference to Exhibit 4.19 to our 2000 Annual Report on Form 20-F).

4.12
Eleventh Amendment and Consent, dated as of November 15, 2002, among Del Monte Fresh Produce (UK) Ltd., Wafer Limited, Del Monte Fresh Produce International Inc., Del Monte Fresh Produce N.A., Inc., Fresh Del Monte Produce Inc., Global Reefer Carriers, Ltd., banks, financial institutions and other institutional lenders a party to the Revolving Credit Agreement, dated as of May 19, 1998 (incorporated by reference to Exhibit 2.12 to our 2002 Annual Report on Form 20-F).

10.1
License Agreement, dated as of December 5, 1989, between Del Monte Corporation and Wafer Limited (the “DMC-Wafer License”) (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form F-1 (File No. 333-7708)).

10.2
License Agreement, dated as of December 5, 1989, between Del Monte Corporation and Del Monte Tropical Fruit Company, North America (the “NAJ License”) (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form F-1 (File No. 333-7708)).

10.3
License Agreement, dated as of December 5, 1989, between Del Monte Corporation and Del Monte Fresh Fruit International, Inc. (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form F-1 (File No. 333-7708)).

10.4
Amendment No. 1 to DMC-Wafer License, dated as of October 12, 1992, between Del Monte Corporation and Wafer Limited (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form F-1 (File No. 333-7708)).

10.5
Amendment No. 1 to NAJ License, dated as of October 12, 1992, between Del Monte Corporation and Del Monte Fresh Produce N.A., Inc. (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form F-1 (File No. 333-7708)).

10.6
Amendment No. 1 to Direct DMC-DMFFI License, dated as of October 12, 1992, between Del Monte Corporation and Del Monte Fresh Produce International, Inc. (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form F-1 (File No. 333-7708)).

10.7
Registration Rights Agreement, dated as of October 15, 1997, by and between Fresh Del Monte and FG Holdings Limited (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form F-1 (File No. 333-7708)).

10.8
Strategic Alliance Agreement, dated as of August 29, 1997, by and between the Registrant and IAT Group Inc. (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form F-1 (File No. 333-7708)).

10.9	Fresh Del Monte Produce Inc. 1997 Share Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-7870)).**

10.10	Fresh Del Monte Produce Inc. Post-Effective Amendment No. 1 to Form S-8 (File No. 333-7870).**

10.11
Amended and Restated Fresh Del Monte Produce Inc. 1999 Share Incentive Plan, effective as of April 30, 2008 (reflects Amendment No. 1, dated May 1, 2002, Amendments No. 2 through 5 dated April 27, 2005 and Amendment No. 6 dated April 30, 2008) (incorporated by reference to Exhibit 10.1 to our Second Quarter 2008 Report on Form 10-Q).**

10.12	Fresh Del Monte Produce Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our First Quarter 2008 Report on Form 10-Q).**

10.13	2003 Performance Incentive Plan for Chairman & CEO (incorporated by reference to Exhibit 10.2 to our First Quarter 2008 Report on Form 10-Q).**

10.14	2004 Performance Incentive Plan for Senior Executives (incorporated by reference to Exhibit 10.3 to our First Quarter 2008 Report on Form 10-Q).**

10.15	Executive Retention and Severance Agreement (Chairman & CEO) (incorporated by reference to Exhibit 10.4 to our First Quarter 2008 Report on Form 10-Q).**

10.16	Executive Retention and Severance Agreement (President & COO) (incorporated by reference to Exhibit 10.5 to our First Quarter 2008 Report on Form 10-Q).**

10.17	Employment Agreement for President & COO (incorporated by reference to Exhibit 10.6 to our First Quarter 2008 Report on Form 10-Q).**

10.18
Standard Fruit and Vegetable Co., Inc. Stock Purchase Agreement, dated as of January 27, 2003, between Del Monte Fresh Produce N.A., Inc and Standard Fruit and Vegetable Co., Inc. et al. (incorporated by reference to Exhibit 4.13 to our 2002 Annual Report on Form 20-F).

10.19
Stock purchase agreement, dated as of June 6, 2008, among Northsound Corporation, Red Crown Development Inc. and JAS Investments Corp., as Sellers and Del Monte (Pinabana) Corp. as Purchaser (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 9, 2008).

10.20
Amended and Restated Credit Agreement, dated as of March 21, 2003, by and among Fresh Del Monte Produce Inc. and certain subsidiaries named herein, as borrowers, the lenders named herein, as lenders, Harris Trust and Savings Bank, as syndication agent, ING Capital LLC, as documentation agent and Cooperatieve Centrale Raiffeisen-Bocrenleenbank B.A., “Rabobank Nederland” New York Branch as administrative agent (incorporated by reference to Exhibit 2.13 to our First Quarter 2003 Report on Form 6-K).

10.21
First Amendment to Amended and Restated Credit Agreement, effective as of January 27, 2004 (incorporated by reference to Exhibit 4.15 of our Annual Report on Form 20-F for the year ended December 26, 2003).

10.22
Second Amendment to Amended and Restated Credit Agreement, effective as of June 24, 2004 (incorporated by reference to Exhibit 4.16 of our Annual Report on Form 20-F/A for the year ended December 31, 2004).

10.23
Third Amendment to Amended and Restated Credit Agreement, dated as of November 9, 2004 (incorporated by reference to Exhibit 4.17 of our Annual Report on Form 20-F/A for the year ended December 31, 2004).

10.24
Preliminary Sale and Purchase Agreement, between Cirio Del Monte N.V., Cirio Del Monte Italia S.p.A. and Fresh Del Monte Produce N.V., dated July 15, 2004 (incorporated by reference to Exhibit 4.18 of our Annual Report on Form 20-F/A for the year ended December 31, 2004).

10.25	Fourth Amendment to Amended and Restated Credit Agreement, dated as of June 15, 2005 (incorporated by reference to Exhibit 4.19 of our Annual Report on Form 20-F for the year ended December 30, 2005).

10.26
Fifth Amendment to Amended and Restated Credit Agreement, dated as of February 14, 2006 (incorporated by reference to Exhibit 4.20 of our Annual Report on Form 20-F for the year ended December 30, 2005).

10.27	Sixth Amendment to Amended and Restated Credit Agreement, dated as of March 24, 2006 (incorporated by reference to Exhibit 4.21 of our Annual Report on Form 20-F for the year ended December 29, 2006).

10.28	Seventh Amendment to Amended and Restated Credit Agreement, dated as of May 10, 2006 (incorporated by reference to Exhibit 4.22 of our Annual Report on Form 20-F for the year ended December 29, 2006).

10.29
Eighth Amendment to Amended and Restated Credit Agreement, dated as of December 27, 2006 (incorporated by reference to Exhibit 4.23 of our Annual Report on Form 20-F for the year ended December 29, 2006).

10.30	Ninth Amendment to Amended and Restated Credit Agreement, dated as of May 30, 2008 (incorporated by reference to Exhibit 10.3 to our Second Quarter 2008 Report on Form 10-Q).

10.31	Second Amended and Restated Credit Agreement, dated as of July 17, 2009 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on July 20, 2009).

10.32	First Amendment to Second Amended and Restated Credit Agreement, dated as of October 8, 2009 (incorporated by reference to Exhibit 10.2 of our Third Quarter 2009 Report on Form 10-Q).

21.1	List of Subsidiaries.*

23.1	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification of Chief Executive Officer filed pursuant to 17 CFR 240.13a-14(a).*

31.2	Certification of Chief Financial Officer filed pursuant to 17 CFR 240.13a-14(a).*

32	Certifications of Chief Executive Officer and Chief Financial Officer furnished pursuant to 17 CFR 240.13a-14(b) and 18 U.S.C. Section 1350.*

*	Filed herewith
**Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRESH DEL MONTE PRODUCE INC.

Date: March 2, 2010	By:	/s/ Hani El-Naffy
Hani El-Naffy
President, Director and Chief Operating Officer

Date: March 2, 2010	By:	/s/ Richard Contreras
Richard Contreras Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 2nd day of March, 2010:

/s/ Mohammad Abu-Ghazaleh
By	Mohammad Abu-Ghazaleh
Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Hani El-Naffy
By	Hani El-Naffy
President, Director and Chief Operating Officer

/s/ Richard Contreras
By	Richard Contreras
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Salvatore H. Alfiero
By	Salvatore H. Alfiero
Director

/s/ Michael J. Berthelot
By	Michael J. Berthelot
Director

/s/ Edward L. Boykin
By	Edward L. Boykin
Director

/s/ Madeleine Champion
By	Madeleine Champion
Director

/s/ John H. Dalton
By	John H. Dalton
Director

/s/ Elias K. Hebeka
By	Dr. Elias K. Hebeka
Director

/s/ Amir Abu-Ghazaleh
By	Amir Abu-Ghazaleh
Director

Exhibit Index

Exhibit No.	Description
21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer filed pursuant to 17 CFR 240.13a-14(a).

31.2	Certification of Chief Financial Officer filed pursuant to 17 CFR 240.13a-14(a).

32	Certifications of Chief Executive Officer and Chief Financial Officer furnished pursuant to 17 CFR 240.13a-14(b) and 18 U.S.C. Section 1350.