Form 10-Q
period 2010-04-02
FRESH DEL MONTE PRODUCE INC
filed 2010-05-04
CIK 1047340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
1-14706
(Commission file number)

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

As of April 23, 2010, there were 62,438,828 and 62,085,704 Ordinary Shares of Fresh Del Monte Produce Inc. issued and outstanding, respectively.

Forward-Looking Statements

This report, information included in future filings by us and information contained in written material, press releases and oral statements, issued by or on behalf of us contains, or may contain, statements that constitute forward-looking statements. In this report, these statements appear in a number of places and include statements regarding the intent, beliefs or current expectations of us or our officers (including statements preceded by, followed by or that include the words “believes”, “expects”, “anticipates” or similar expressions) with respect to various matters, including our plans and future performance.  These forward-looking statements involve risks and uncertainties.  Fresh Del Monte’s actual plans and performance may differ materially from those in the forward-looking statements as a result of various factors, including (i) the uncertain global economic environment and the timing and strength of a recovery in the markets we serve, and the extent to which adverse economic conditions continue to affect our sales volume and results, including our ability to command premium prices for certain of our principal products, or increase competitive pressures within the industry, (ii) the impact of governmental initiatives in the United States and abroad to spur economic activity, including the effects of significant government monetary or other market interventions on inflation, price controls and foreign exchange rates, (iii) our anticipated cash needs in light of our liquidity, (iv) the continued ability of our distributors and suppliers to have access to sufficient liquidity to fund their operations, (v) trends and other factors affecting our financial condition or results of operations from period to period, including changes in product mix or consumer demand for branded products such as ours, particularly as consumers remain price-conscious in the current economic environment; anticipated price and expense levels; the impact of crop disease, severe weather conditions, such as the recent severe weather in Guatemala, or natural disasters, such as the recent earthquake in Chile, on crop quality and yields and on our ability to grow, procure or export our products; the impact of prices for petroleum-based products and packaging materials; and the availability of sufficient labor during peak growing and harvesting seasons, (vi) the impact of pricing and other actions by our competitors, particularly during periods of low consumer confidence and spending levels, (vii) the impact of foreign currency fluctuations, (viii) our plans for expansion of our business (including through acquisitions) and cost savings, (ix) our ability to successfully integrate acquisitions into our operations, (x) the impact of asset disposals, including the potential for impairment charges associated with these disposals or otherwise, (xi) the timing and cost of resolution of pending legal and environmental proceedings, (xii) the impact of changes in tax accounting or tax laws (or interpretations thereof), and the impact of settlements of adjustments proposed by the Internal Revenue Service or other taxing authorities in connection with our tax audits, and (xiii) the cost and other implications of changes in regulations applicable to our business, including potential legislative or regulatory initiatives in the United States or elsewhere directed at mitigating the effects of climate change. All forward-looking statements in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(U.S. dollars in millions, except share and per share data)

	April 2,	January 1,
	2010	2010
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$31.4	$34.5
Trade accounts receivable, net of allowance of
$10.9 and $11.9, respectively	362.6	309.8
Other accounts receivable, net of allowance
of $15.6 and $14.1, respectively	54.1	65.2
Inventories	460.9	436.9
Deferred income taxes	8.1	7.8
Prepaid expenses and other current assets	63.2	46.2
Total current assets	980.3	900.4

Investments in and advances to unconsolidated companies	5.7	10.4
Property, plant and equipment, net	1,057.4	1,068.5
Deferred income taxes	61.7	68.9
Other noncurrent assets	139.7	138.8
Goodwill	404.7	409.0
Total assets	$2,649.5	$2,596.0

Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued expenses	$364.5	$316.9
Current portion of long-term debt and capital lease obligations	5.7	4.9
Deferred income taxes	25.4	25.8
Income taxes and other taxes payable	9.1	9.7
Total current liabilities	404.7	357.3

Long-term debt and capital lease obligations	303.4	320.3
Retirement benefits	78.2	78.0
Other noncurrent liabilities	59.9	60.1
Deferred income taxes	85.5	85.1
Total liabilities	931.7	900.8

Commitments and contingencies

Shareholders' equity:
Preferred shares, $0.01 par value; 50,000,000 shares
authorized; none issued or outstanding	-	-
Ordinary shares, $0.01 par value; 200,000,000 shares
authorized; 63,400,228 issued and 62,825,428 outstanding
and 63,615,411 issued and outstanding, respectively	0.6	0.6
Paid-in capital	558.9	561.2
Retained earnings	1,144.7	1,108.5
Less: 574,800 treasury shares at cost	(11.9)	-
Accumulated other comprehensive income	1.9	2.8
Total Fresh Del Monte Produce Inc. shareholders' equity	1,694.2	1,673.1
Noncontrolling interests	23.6	22.1
Total shareholders' equity	1,717.8	1,695.2
Total liabilities and shareholders' equity	$2,649.5	$2,596.0

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(U.S. dollars in millions, except share and per share data)

	Quarter ended
	April 2,	March 27,
	2010	2009
Net sales	$943.1	$879.7
Cost of products sold	845.3	795.9
Gross profit	97.8	83.8

Selling, general and administrative expenses	42.0	36.9
Gain on sales of property, plant and equipment	0.3	0.1
Asset impairment and other charges, net	1.0	0.4
Operating income	55.1	46.6

Interest expense	3.4	2.6
Interest income	0.2	0.1
Other expense, net	9.0	6.0

Income before income taxes	42.9	38.1

Provision for income taxes	6.0	2.6
Net income	$36.9	$35.5

Less: net income attributable to noncontrolling interests	0.7	0.6
Net income attributable to Fresh Del Monte Produce Inc.	$36.2	$34.9

Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Basic	$0.57	$0.55

Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Diluted	$0.57	$0.55

Weighted average number of ordinary shares:
Basic	63,574,186	63,553,211
Diluted	63,719,065	63,647,740

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(U.S. dollars in millions)

	Quarter ended
	April 2,	March 27,
	2010	2009
Operating activities:
Net income	$36.9	$35.5
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	19.9	20.7
Amortization of debt issuance costs	0.5	0.4
Loss on pension liability	-	0.1
Stock-based compensation expense	2.0	2.3
Asset impairment charges	1.0	2.0
Change in uncertain tax positions	-	0.3
Gain on sales of property, plant and equipment	(0.3)	(0.1)
Equity in income of unconsolidated companies	(0.1)	(0.1)
Deferred income taxes	4.1	(2.0)
Foreign currency translation adjustment	(2.1)	(1.4)
Changes in operating assets and liabilities:
Receivables	(41.4)	27.3
Inventories	(23.2)	(17.7)
Prepaid expenses and other current assets	(7.9)	5.9
Accounts payable and accrued expenses	40.6	(11.8)
Other noncurrent assets and liabilities	(3.3)	(0.5)
Net cash provided by operating activities	26.7	60.9

Investing activities:
Capital expenditures	(14.5)	(25.5)
Proceeds from sales of property, plant and equipment	2.1	0.2
Return of investment by unconsolidated company	4.2	-
Net cash used in investing activities	(8.2)	(25.3)

Financing activities:
Proceeds from long-term debt	137.6	93.3
Payments on long-term debt	(149.5)	(117.6)
Contributions from noncontrolling interests	0.9	4.4
Proceeds from stock options exercised	0.2	-
Repurchase of shares	(16.4)	-
Net cash used in financing activities	(27.2)	(19.9)

Effect of exchange rate changes on cash	5.6	1.2
Net (decrease) increase in cash and cash equivalents	(3.1)	16.9
Cash and cash equivalents, beginning	34.5	27.6
Cash and cash equivalents, ending	$31.4	$44.5

Supplemental cash flow information:
Cash paid for interest	$2.7	$2.2
Cash paid for income taxes	$1.5	$1.2

Non-cash financing and investing activities:
Retirement of treasury shares	$4.5	$-

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. General

Reference in this report to Fresh Del Monte, “we”, “our”, “us” and the “Company” refer to Fresh Del Monte Produce Inc. and its subsidiaries, unless the context indicates otherwise.

We were incorporated under the laws of the Cayman Islands on August 29, 1996 and are engaged primarily in the worldwide production, transportation and marketing of fresh produce.  We source our products, which include bananas, pineapples, melons and non-tropical fruit (including grapes, apples, pears, peaches, plums, nectarines, apricots, avocados and kiwis), plantains and tomatoes, primarily from Central America, South America, Africa and the Philippines. We also source products from North America and Europe and distribute our products in North America, Europe, Asia, South America, Africa and the Middle East. Products are sourced from our Company-owned farms, through joint venture arrangements and through supply contracts with independent growers. We have the exclusive right to use the DEL MONTE® brand for fresh fruit, fresh vegetables and other fresh and fresh-cut produce and certain other specified products on a royalty-free basis under a worldwide, perpetual license from Del Monte Corporation, an unaffiliated company that owns the DEL MONTE® trademark. Del Monte Corporation and several other unaffiliated companies manufacture, distribute and sell under the DEL MONTE® brand canned or processed fruit, vegetables and other produce, as well as dried fruit, snacks and other products in certain geographic regions.

We are also a producer, marketer and distributor of prepared fruit and vegetables, juices, beverages and snacks and we hold a perpetual, royalty-free license to use the DEL MONTE® brand for prepared foods throughout Europe, Africa and the Middle East.

The accompanying unaudited Consolidated Financial Statements for the quarter ended April 2, 2010 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments of a normal recurring nature considered necessary for fair presentation have been included.  Operating results for the quarter ended April 2, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our annual report on Form 10-K for the fiscal year ended January 1, 2010.

Certain amounts from 2009 have been reclassified to conform to the 2010 presentation.  Included in the reclassifications is a correction of an immaterial error of classifying gain on sales of property, plant and equipment in other expense, net in the Consolidated Statements of Income for 2009.  Accordingly, we have reclassified these amounts for 2009 as gain on sales of property, plant and equipment, a component of operating income.

We are required to evaluate events occurring after April 2, 2010 for recognition and disclosure in the Consolidated Financial Statements for the quarter ended April 2, 2010.  Events are evaluated based on whether they represent information existing as of April 2, 2010, which require recognition in the Consolidated Financial Statements or new events occurring after April 2, 2010, which do not require recognition but require disclosure if the event is significant to the Consolidated Financial Statements.  We evaluated events occurring subsequent to April 2, 2010 through the date of issuance of these Consolidated Financial Statements.

2. Asset Impairment and Other Charges

The following represents a summary of asset impairment and other charges, net, recorded during the quarters ended April 2, 2010 and March 27, 2009 (U.S. dollars in millions):

	Quarter ended
	April 2,	March 27,
	2010	2009

Charges related to asset impairments, net	$1.0	$2.0
Asset impairment and other charges (credits) related to exit activities, net	-	(1.6)
Total asset impairment and other charges, net	$1.0	$0.4

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

2. Asset Impairment and Other Charges (Continued)

The $1.0 million in asset impairment and other charges, net for the quarter ended April 2, 2010, related to damages caused by the February 2010 earthquake in Chile in the other fresh produce segment.

The $0.4 million in asset impairment and other charges, net for the quarter ended March 27, 2009 includes a $2.0 million impairment charge of the Del Monte® perpetual, royalty-free brand name license for U.K. beverage products in the prepared foods segment due to lower than expected sales volumes and pricing. Also included in the $0.4 million is a $1.6 million net credit primarily related to the reversal of contract termination costs resulting from the previously announced closing of our Hawaii pineapple operations in the other fresh produce segment.

Exit Activity Reserves

The following represents a rollforward of 2010 activities related to exit activity reserves (U.S. dollars in millions):

	Exit activity reserve balance at January 1, 2010	Impact to Earnings	Cash Paid	Exit activity reserve balance at April 2, 2010

Termination benefits	$1.7	$-	$(0.3)	$1.4
Contract termination and other
exit activity charges	1.4	-	(0.1)	1.3
	$3.1	$-	$(0.4)	$2.7

Included in the exit activity reserve balance at April 2, 2010 are one-time termination benefits and contract termination costs related primarily to (1) the previously announced decision to exit the Hawaiian production operations in the other fresh produce segment and (2) the closure of an under-utilized distribution center in the United Kingdom in the banana segment. We do not expect additional charges related to the exit activities mentioned above that would significantly impact our results of operations and financial condition.

3. Noncontrolling Interests

The following table reconciles shareholders’ equity attributable to noncontrolling interests (U.S. dollars in millions):

	Quarter ended
	April 2,	March 27,
	2010	2009

Noncontrolling interests, beginning	$22.1	$17.0
Net income attributable to the noncontrolling interests	0.7	0.6
Translation adjustments	0.2	(0.1)
Capital contributions	0.6	1.2
Noncontrolling interests, ending	$23.6	$18.7

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

4. Variable Interest Entities

Effective January 2, 2010, we adopted the Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”) on December 23, 2009, which codifies Statement of Financial Accounting Standard No. 167, “Amendments to FASB Interpretation No. 46(R)” and amends the consolidation guidance that applies to Variable Interest Entities (“VIEs”).  The ASU amends many important provisions of the existing Accounting Standards Codification (“ASC”) guidance on “Consolidation”.  This amended consolidation guidance for VIEs replaces the existing quantitative approach for identifying which enterprise should consolidate a VIE, which was based on which enterprise is exposed to a majority of the risks and rewards, with a qualitative approach, based on which enterprise has both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. Determinations about whether an enterprise should consolidate a VIE are required to be evaluated continuously as changes to existing relationships or future transactions may result in a consolidation or deconsolidation of VIEs. The adoption of the ASU did not have an impact on our Consolidated Financial Statements other than to require additional disclosures.

One of our Del Monte Gold® Extra Sweet pineapple producers meets the definition of a VIE pursuant to the ASC guidance on “Consolidation” and is consolidated. Our variable interest in this entity includes an equity investment and certain debt guarantees.  All of this entity’s pineapple production is sold to us.  Based on the criteria of this ASC, as amended by this ASU, we are the primary beneficiary of this entity’s expected residual returns or losses in excess of our ownership interest. Although we are the primary beneficiary, the VIE’s creditors do not have recourse against our general credit. At April 2, 2010, the VIE had total assets of $42.8 million and total liabilities of $13.6 million.  The VIE had long-term debt of $7 million, which is collateralized by its property, plant equipment and further guaranteed by a $2.9 million standby letter of credit issued by us.  As of April 2, 2010, the VIE is current on the guaranteed long-term debt. There are no other restrictions on the assets of the VIE.

We have provided funding for capital investments in the VIE in proportion to our voting interest. We may from time to time in the future provide additional funding for capital investments in the VIE.

5. Stock-Based Compensation

Stock-based compensation expense included in selling, general and administrative expenses related to stock options on a straight-line, single-award basis included in the accompanying Consolidated Statements of Income was as follows (U.S. dollars in millions, except per share data):

	Quarter ended
	April 2,	March 27,
	2010	2009

Stock-based compensation expense	$2.0	$2.3

Stock-based compensation expense per diluted share	$0.03	$0.04

We are in a net operating loss carry-forward position in the relevant jurisdictions.  Therefore, for the quarter ended April 2, 2010, excess share-based payment deductions resulting from stock options exercised in these periods have not been realized through a reduction in taxes currently payable or related effect on cash flows.  Proceeds of $0.2 million were received from the exercise of stock options for the quarter ended April 2, 2010. There were no proceeds received from the exercise of stock options for the quarter ended March 27, 2009.

On March 3, 2010, we granted 161,000 stock options from our 1999 Share Incentive Plan (the “1999 Plan”) to our Chairman and Chief Executive Officer with a grant date fair value of $7.46 per option and an exercise price of $20.13 per option.  These options vested 20% on the grant date and then will vest 20% on each of the next four anniversary dates.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

6. Inventories

Inventories consisted of the following (U.S. dollars in millions):

	April 2,	January 1,
	2010	2010
Finished goods	$222.1	$178.0
Raw materials and packaging supplies	113.8	120.5
Growing crops	125.0	138.4
Total inventories	$460.9	$436.9

7. Long-Term Debt and Capital Lease Obligations

On July 17, 2009, we entered into a 3.5-year, $500 million senior secured revolving credit facility, expiring on January 17, 2013 (the “Credit Facility”), with Rabobank Nederland, New York Branch, as administrative agent and lead arranger. The Credit Facility includes a swing line facility and a letter of credit facility with a $100 million sublimit. Borrowings under the Credit Facility bear interest at a spread over the London Interbank Offer Rate (“LIBOR”) that varies with our leverage ratio. The Credit Facility is collateralized directly or indirectly by substantially all of our assets and is guaranteed by certain of our subsidiaries.

The Credit Facility requires us to be in compliance with financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers. As of April 2, 2010, we were in compliance with all of the covenants contained in the Credit Facility. The Credit Facility permits borrowings under the revolving commitment with an interest rate (3.02% at April 2, 2010), determined based on our leverage ratio and a spread over LIBOR.  In addition, we pay a fee on unused commitments.

At April 2, 2010, we had $201.9 million available under committed working capital facilities, primarily under the Credit Facility. At April 2, 2010, we applied $18.1 million to the letter of credit facility, comprised primarily of certain contingent obligations and other governmental agency guarantees combined with guarantees for purchases of raw materials and equipment. Included in the letter of credit facility, $2.9 million relates to a debt guarantee for a VIE.  We also had $8.8 million in other letters of credit and bank guarantees not included in the letter of credit facility.  Refer to Note 4, “Variable Interest Entities” for further discussion of VIEs.

At April 2, 2010, we had $309.1 million of long-term debt and capital lease obligations, including the current portion, consisting of $295.2 million outstanding under the Credit Facility, $5.0 million of capital lease obligations and $8.9 million of other long-term debt and notes payable.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

8. Comprehensive Income

The following table sets forth comprehensive income for the quarter ended April 2, 2010 and March 27, 2009  (U.S. dollars in millions):

	Quarter ended
	April 2,	March 27,
	2010	2009
Comprehensive income:
Net income	$36.9	$35.5
Net unrealized gain on derivatives	9.8	14.8
Net unrealized foreign currency
translation losses	(10.2)	(9.0)
Net change in retirement benefit
adjustment, net of tax	(0.3)	(0.1)
Comprehensive income	36.2	41.2

Less: comprehensive income attributable to noncontrolling interests	0.9	0.5
Comprehensive income attributable to Fresh Del Monte Produce Inc.	$35.3	$40.7

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

On April 25, 2005, two of our subsidiaries were served with a complaint styled Juan Jose Abrego, et al. v. Dole Food Company, et al. filed in the Superior Court of the State of California for the County of Los Angeles on behalf of 955 Guatemalan residents who claim injury from exposure to DBCP. An initial review of the plaintiffs in the Abrego action found that a substantial number of the plaintiffs were claimants in prior DBCP actions and may have participated in the settlement of those actions. On June 27, 2008, the court dismissed the claims of 206 plaintiffs who were parties to prior DBCP actions. On October 1, 2009, our subsidiaries joined a motion to dismiss the claims of the remaining Abrego plaintiffs on grounds of forum non conveniens in favor of the courts of Michigan. On December 15, 2009, the court granted the joint motion.  On February 16, 2010, plaintiffs appealed the court's dismissal of the action.

On January 2, 2009, three of our subsidiaries were served with multiple complaints in related actions styled Jorge Acosta Cortes, et al. v. Dole Food Company, et al. filed in the Superior Court of the State of California for the County of Los Angeles on behalf of 461 Costa Rican residents, 389 Guatemalan residents, 962 Panamanian residents and 673 Honduran residents who claim injury from exposure to DBCP. We and our subsidiaries have never owned, managed or otherwise been involved with any banana growing operations in Panama or Honduras. Accordingly, the Panamanian and Honduran plaintiffs filed requests to dismiss our subsidiaries without prejudice on March 26, 2009. The claims of the new Costa Rican plaintiffs were consolidated with those of the Costa Rican plaintiffs in Abarca and consequently the claims of those plaintiffs who allege employment on farms in Costa Rica affiliated with our subsidiaries have also been conditionally dismissed. On December 15, 2009, the claims of the new Guatemalan plaintiffs were dismissed based on the joint motion to dismiss on grounds of forum non conveniens granted by the court in the Abrego action.  On February 16, 2010, plaintiffs appealed the court's dismissal of the action.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

9. Commitments and Contingencies (continued)

Pineapple Class Action Litigation

On August 2, 2004, a consolidated complaint was filed against two of our subsidiaries in the U.S. District Court for the Southern District of New York. This consolidated action was brought as a putative class action on behalf of all direct and indirect purchasers of Del Monte Gold® Extra Sweet pineapples from March 1, 1996 through the present and merges four actions brought by fruit wholesalers and two actions brought by individual consumers. The consolidated complaint alleges claims for: (i) monopolization and attempted monopolization; (ii) restraint of trade; (iii) unfair and deceptive trade practices; and (iv) unjust enrichment. On May 27, 2005, our subsidiaries filed a motion to dismiss the indirect and direct purchasers’ claims for unjust enrichment. On June 29, 2005, plaintiffs filed a joint motion for class certification. On February 20, 2008, the court denied plaintiffs’ motion for class certification of the indirect purchasers and only granted class certification of the direct purchasers’ claims for monopolization and attempted monopolization, which was uncontested by our subsidiaries. Also on February 20, 2008, the court granted the motion of our subsidiaries to dismiss the direct purchasers’ claims for unjust enrichment and denied as moot the motion to dismiss the indirect purchasers’ state law claims on the basis of the court’s denial of plaintiffs’ motion for class certification of the indirect purchasers. On August 13, 2008, our subsidiaries filed a motion for summary judgment on plaintiffs’ remaining claims. Plaintiffs filed an opposition to the motion on October 6, 2008, which our subsidiaries replied to on December 8, 2008. On September 30, 2009, the court granted the motion for summary judgment in favor of our subsidiaries.  On October 29, 2009, plaintiffs filed a notice of appeal.

On March 5, 2004, an alleged individual consumer filed a putative class action complaint against our subsidiaries in the state court of Tennessee on behalf of consumers who purchased (other than for resale) Del Monte Gold® Extra Sweet pineapples in Tennessee from March 1, 1996 to May 6, 2003. The complaint alleges violations of the Tennessee Trade Practices Act and the Tennessee Consumer Protection Act. On February 18, 2005, our subsidiaries filed a motion to dismiss the complaint. On May 15, 2006, the court granted the motion in part, dismissing plaintiffs’ claim under the Tennessee Consumer Protection Act.

Between March 17, 2004 and March 18, 2004, three alleged individual consumers separately filed putative class action complaints against us and our subsidiaries in the state court of California on behalf of residents of California who purchased (other than for re-sale) Del Monte Gold® Extra Sweet pineapples between March 1, 1996 and May 6, 2003. On November 9, 2005, the three actions were consolidated under one amended complaint with a single claim for unfair competition in violation of the California Business and Professional Code. On September 26, 2008, plaintiffs filed a motion to certify a class action. We and our subsidiaries filed an opposition on February 13, 2009, to which plaintiffs filed a reply on May 11, 2009. At the hearing held on May 20, 2009, the court issued a tentative opinion granting certification based on a California Supreme Court decision issued on May 19, 2009, but requested further briefing. We and plaintiffs have served supplemental briefs in response. On August 20, 2009, the court reversed its tentative opinion of May 20, 2009 and denied class certification. At the rescheduled case management conference held on September 23, 2009, the court denied plaintiffs’ request seeking withdrawal of the court’s class certification denial. On October 19, 2009, plaintiffs filed a notice of appeal of the court’s order denying class certification.

On April 19, 2004, an alleged individual consumer filed a putative class action complaint against our subsidiaries in the state court of Florida on behalf of Florida residents who purchased (other than for re-sale) Del Monte Gold® Extra Sweet pineapples between March 1, 1996 and May 6, 2003. The only surviving claim under the amended complaint alleges violations of the Florida Deceptive and Unfair Trade Practices Act relating only to pineapples purchased since April 19, 2000. Our subsidiaries filed an answer to the remaining claim of the amended complaint on October 12, 2006. On August 5, 2008, plaintiffs filed a motion to certify a class action. Our subsidiaries filed an opposition on January 22, 2009 to which plaintiffs filed a reply on May 11, 2009.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

9. Commitments and Contingencies (continued)

The European Commission did, however, find that Internationale Fruchtimport Gesellschaft Weichert & Co KG (“Weichert”), an entity in which one of our subsidiaries formerly held an indirect 80% noncontrolling interest, infringed EU competition rules and imposed upon it a €14.7 million ($19.8 million using exchange rates as of April 2, 2010) fine. The European Commission has asserted that we controlled Weichert during the period by virtue of our subsidiary’s former, indirect noncontrolling interest and has therefore held that we are jointly and severally liable for Weichert’s payment of the fine. On December 31, 2008, we filed an appeal of this determination on grounds, among others, that Weichert did not violate EU competition rules and that, in any event, we cannot be held jointly and severally liable for Weichert’s acts under applicable German law.  On April 14, 2010, Weichert filed a statement of intervention in support of our appeal and seeking annulment of the European Commission’s determination.

Breach of Contract Litigation

On July 31, 2003, Net Results, Inc., a consulting company, filed a complaint alleging breach of contract against one of our subsidiaries in an action styled Net Results, Inc. v. Del Monte Fresh Produce Company in the Eleventh Judicial Circuit of Florida (Miami-Dade County, Florida).  On April 15, 2008, the plaintiff amended its complaint to include an additional claim of anticipatory repudiation and sought a significant amount of damages.  Our subsidiary denied liability and brought a counterclaim against the plaintiff.  In November 2009, the jury returned a verdict in favor of the plaintiff in the amount of $10 million.  Our subsidiary’s post-trial motions requested, among other things, that the jury’s verdict be set aside and that judgment be entered in favor of our subsidiary.  On March 25, 2010, the trial court denied the motions and entered a final judgment in the amount of $15.7 million (plus attorneys’ fees).  On April 15, 2010, our subsidiary appealed the judgment.

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

On September 25, 2003, the EPA issued the Record of Decision (“ROD”). The EPA estimates in the ROD that the remediation costs associated with the cleanup of the Kunia Well Site will range from $12.9 million to $25.4 million and will last approximately 10 years. The undiscounted estimates are between $14.8 million and $28.7 million. The undiscounted estimate on which our accrual is based totals $20.2 million and is discounted using a 5.0% rate. As of April 2, 2010, there is $19.4 million included in other noncurrent liabilities and $0.5 million included in accounts payable and accrued expenses in the Consolidated Balance Sheets for the Kunia Well Site clean-up. We expect to expend approximately $0.5 million in cash per year for the next five years. Certain portions of the EPA’s estimates have been discounted using a 5% interest rate.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

9. Commitments and Contingencies (continued)

Other

In addition to the foregoing, we are involved from time to time in various claims and legal actions incident to our operations, both as plaintiff and defendant. In the opinion of management, after consulting with legal counsel, none of these other claims is currently expected to have a material adverse effect on the results of operations, financial position or our cash flows. We intend to vigorously defend ourselves in all of the above matters. At this time, management is not able to evaluate the likelihood of a favorable or unfavorable outcome in any of the above-described matters. Accordingly, management is not able to estimate the range or amount of loss, if any, from any of the above-described matters and no accruals or expenses have been recorded for these matters as of April 2, 2010, except as related to the Kunia Well Site.

10. Earnings Per Share

Basic and diluted net income per ordinary share is calculated as follows (U.S. dollars in millions, except share and per share data):

	Quarter ended

	April 2,	March 27,
	2010	2009
Numerator:
Net income attributable to Fresh Del Monte Produce Inc.	$36.2	$34.9

Denominator:
Weighted average number of ordinary shares - Basic	63,574,186	63,553,211
Effect of dilutive securities - employee stock options	144,879	94,529
Weighted average number of ordinary shares - Diluted	63,719,065	63,647,740

Net income per ordinary share attributable to
Fresh Del Monte Produce Inc.:

Basic	$0.57	$0.55
Diluted	$0.57	$0.55

We issued 12,672 of our ordinary shares upon the exercise of stock options and retired 227,855 of treasury shares during the quarter ended April 2, 2010.  No ordinary shares were issued for the quarter ended March 27, 2009.  Refer to Note 15, “Shareholders’ Equity”, for disclosures related to the stock repurchase program and retired shares.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

11. Retirement and Other Employee Benefits

The following table sets forth the net periodic benefit costs (credits) of our pension plans and post-retirement plans (U.S. dollars in millions):

	Quarter ended
	April 2,	March 27,
	2010	2009
Service cost	$0.8	$0.5
Interest cost	1.9	1.8
Expected return on assets	(0.9)	(0.5)
Amortization of net actuarial loss	0.3	-
Net periodic benefit costs	$2.1	$1.8

12. Business Segment Data

We are principally engaged in one major line of business, the production, distribution and marketing of bananas, other fresh produce and prepared food.  Our products are sold in markets throughout the world, with our major producing operations located in North, Central and South America, Europe, Asia and Africa.

Our operations are aggregated on the basis of our products: bananas, other fresh produce, prepared foods, and other products and services, our segments. Other fresh produce includes pineapples, melons, non-tropical fruit (including grapes, apples, pears, peaches, plums, nectarines, apricots, avocados, citrus and kiwis), fresh-cut products, tomatoes, strawberries, and other fruit and vegetables.  Prepared food includes prepared fruit and vegetables, juices, beverages, snacks and a poultry and processed meat business. Other products and services include a third-party ocean freight business, a plastic product business and a grain business.

We evaluate performance based on several factors, of which net sales and gross profit by product are the primary financial measures (U.S. dollars in millions):

	Quarter ended

	April 2, 2010		March 27, 2009
	Net Sales	Gross Profit	Net Sales	Gross Profit
Banana	$402.7	$18.4	$361.5	$43.6
Other fresh produce	439.5	64.7	419.2	27.6
Prepared food	83.0	12.8	76.8	11.0
Other products and services	17.9	1.9	22.2	1.6
Totals	$943.1	$97.8	$879.7	$83.8

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

13.  Derivative Financial Instruments

We account for derivative financial instruments in accordance with the ASC guidance on “Derivatives and Hedging”.  This ASC requires us to recognize the value of derivative instruments as either assets or liabilities in the statement of financial position at fair value.  The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated as a hedge and qualifies as part of a hedging relationship.  The accounting also depends on the type of hedging relationship, whether a cash flow hedge, a fair value hedge, or hedge of a net investment in a foreign operation.  On entry into a derivative instrument, we formally designate and document it as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction.

Derivatives are recorded in the Consolidated Balance Sheets at fair value in prepaid expenses and other current assets, other noncurrent assets, accounts payable and accrued expenses or other noncurrent liabilities, depending on whether the amount is an asset or liability and whether it is short-term or long-term in nature.  Derivatives are recorded in the Consolidated Statements of Cash Flows in net cash provided by operating activities in prepaid expenses and other current assets, accounts payable and accrued expenses and other noncurrent assets and liabilities, depending on how the amount is classified in the Consolidated Balance Sheets.  The fair values of derivatives used to hedge or modify our risks fluctuate over time.  These fair value amounts should not be viewed in isolation, but rather in relation to the cash flows or fair value of the underlying hedged transactions or assets and other exposures, as well as the overall reduction in our risk.  In addition, the earnings impact resulting from our derivative instruments is recorded in the same line item within the Consolidated Statements of Income as the underlying exposure being hedged.

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

Counterparties expose us to credit loss in the event of non-performance on hedges.  We monitor our exposure to counterparty non-performance risk both at inception of the hedge and at least quarterly thereafter.  However, because the contracts are entered into with highly rated financial institutions, we do not anticipate non-performance by any of these counterparties.  The exposure is usually the amount of the unrealized gains, if any, in such contracts.

Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the cash flows or fair value of the underlying exposures being hedged.  In addition, we perform an assessment of hedge effectiveness, both at inception and at least quarterly thereafter, in order to determine whether the financial instruments that are used in hedging transactions are effective at offsetting changes in the cash flows or fair value of the related underlying exposures. Any ineffective portion of a financial instrument’s change in fair value is immediately recognized in earnings.

Foreign Currency Hedges

We are exposed to fluctuations in currency exchange rates against the U.S. dollar on our results of operations and financial condition and we mitigate that exposure by entering into foreign currency forward contracts.  Certain of our subsidiaries periodically enter into foreign currency forward contracts in order to hedge portions of forecasted sales or cost of sales denominated in foreign currencies with forward contracts, which generally expire within one year. Certain of our foreign currency hedges were entered into to hedge our 2011 foreign currency exposure.

We designate our foreign currency forward contracts as single-purpose cash flow hedges of forecasted cash flows.  Based on our formal assessment of hedge effectiveness of our foreign currency forward contracts, we determined that the impact of hedge ineffectiveness was de minimis for the quarters ended April 2, 2010 and March 27, 2009, respectively.

Bunker Fuel Hedges

We are exposed to fluctuations in bunker fuel prices on our results of operations and financial condition and mitigate that exposure by entering into bunker fuel swap agreements, which permit us to lock in bunker fuel purchase prices.  One of our subsidiaries has entered into bunker fuel swap agreements in order to hedge fuel costs incurred by our owned and chartered vessels through 2010.  We designate our bunker fuel swap agreements as cash flow hedges.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

13.  Derivative Financial Instruments (continued)

Certain of our derivative instruments contain provisions that require the current credit relationship between the Company and its counterparty to be maintained throughout the term of the derivative instruments.  If that credit relationship changes, certain provisions could be triggered, and the counterparty could request immediate collateralization of derivative instruments in net liability position.  The aggregate fair value of all derivative instruments with a credit-risk-related contingent feature that are in a liability position on April 2, 2010, is $0.1 million.  As of April 2, 2010, no triggering event has occurred and thus we are not required to post collateral.  If the credit-risk-related contingent features underlying these agreements were triggered on April 2, 2010, the entity would be required to post $0.1 million of collateral to its counterparty.

We had the following outstanding foreign currency forward contracts and bunker fuel swap agreements that were entered into to hedge forecasted cash flows as of April 2, 2010:

Foreign Currency Hedges:	Notional Amount
Euro		€168.2	million
British pound		£18.9	million
Japanese yen	JPY	14,396.6	million
Polish zloty	PLN	13.4	million

Bunker Fuel Hedges:
3% U.S. Gulf Coast		118,110	barrels
3.5% Rotterdam Barge		21,700	metric tons
Singapore 380		12,600	metric tons

The following table reflects the fair values of derivative instruments as of April 2, 2010 and January 1, 2010 (U.S. dollars in millions):

Derivatives Designated as Hedging Instruments (1)(2)

	Foreign exchange contracts		Bunker fuel swap agreements
Balance Sheet Location:	April 2, 2010	January 1, 2010	April 2, 2010	January 1, 2010
Asset derivatives:

Prepaid expenses and other current assets	$23.1	$12.0	$3.2	$4.3
Other noncurrent assets	3.8	3.3	-	-
Total asset derivatives	$26.9	$15.3	$3.2	$4.3

Liability derivatives:

Accounts payable and accrued expenses	0.1	-	-	-
Total liability derivatives	$0.1	$-	$-	$-

(1) We expect that $26.2 million and $3.8 million of the net fair value of hedges recognized as a gain in accumulated other comprehensive income ("AOCI") will be transferred to earnings during 2010 and 2011, respectively, along with the effect of the related forecasted transaction.

(2) See Note 14, "Fair Value Measurements", for fair value disclosures.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

13.  Derivative Financial Instruments (continued)

The following table reflects the effect of derivative instruments on the Consolidated Statements of Income for the quarters ended April 2, 2010 and March 27, 2009, respectively (U.S. dollars in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)

	Quarter ended			Quarter ended
	April 2, 2010	March 27, 2009		April 2, 2010	March 27, 2009
Foreign exchange contracts	$11.5	$12.1	Net sales	$4.6	$10.9
Foreign exchange contracts	(0.6)	2.7	Cost of products sold	0.6	(1.1)
Bunker fuel swap agreements (1)	(1.1)	-	Cost of products sold	0.9	-

Total	$9.8	$14.8		$6.1	$9.8

(1) There was no inneffective portion reclassified from AOCI into income for the bunker fuel swap agreements for the quarter ended April 2, 2010.

14. Fair Value Measurements

We measure fair value for financial instruments, such as derivatives, on an ongoing basis.  We measure fair value for non-financial assets when a valuation is necessary, such as for impairment of long-lived and indefinite-lived assets when indicators of impairment exist.  Fair value is measured in accordance with the ASC on “Fair Value Measurements and Disclosures”.  The ASC on “Fair Value Measurements and Disclosures” defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

14. Fair Value Measurements (continued)

The following table provides a summary of the fair values of assets and liabilities measured on a recurring basis under “Fair Value Measurements and Disclosures” (U.S. dollars in millions):

Fair Value Measurements

	Foreign currency hedges, net asset (liability)		Bunker fuel hedges, asset

	April 2, 2010	January 1, 2010	April 2, 2010	January 1, 2010
Quoted Prices in Active
Markets for Identical
Assets (Level 1)	$-	$-	$-	$-

Observable Inputs (Level 2)	26.8	15.3	3.2	4.3

Significant Unobservable
Inputs (Level 3)	-	-	-	-

In estimating our fair value disclosures for financial instruments, we use the following methods and assumptions:

Cash and cash equivalents: The carrying amount of these items approximates fair value due to their liquid nature.

Trade accounts receivable and other accounts receivable, net: The carrying value reported in the Consolidated Balance Sheets for these items is net of allowances for doubtful accounts, which includes a degree of counterparty non-performance risk.  The carrying amount of approximates fair value as it is the amount that is expected to be recovered.

Accounts payable and other current liabilities: The carrying value reported in the Consolidated Balance Sheets for these items approximates their fair value, which is the likely amount for which the liability with short settlement periods would be transferred to a market participant with a similar credit standing as the Company.

Capital lease obligations: The carrying value of our capital lease obligations reported in the Consolidated Balance Sheets approximates their fair value based on current interest rates, which contain an element of default risk.  Refer to Note 7, “Long-Term Debt and Capital Lease Obligations”.

Long-term debt: The carrying value of our long-term debt reported in the Consolidated Balance Sheets approximates their fair value since they bear interest at variable rates or fixed rates which contain an element of default risk.  Refer to Note 7, “Long-Term Debt and Capital Lease Obligations”.

Fair Value of Non-Financial Assets

The fair value of the prepared food and melon reporting units’ goodwill is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets. We estimate that a one-percentage point increase in the discount rate and a five percent decrease in expected future cash flows used would result in the carrying values exceeding the fair values by $30.9 and $3.3 million related to the prepared food and melon reporting units, respectively.  This would then trigger a fair valuation of the reporting unit to determine the amount of the impairment, if any.

The U.K. trademarks are highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of this asset. We estimate that a five percent decrease in the expected future cash flows from the products that utilize the trademarks and a one-percentage point increase in the discount rate used would result in an impairment loss of approximately $0.6 million related to this asset.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

15.  Shareholders’ Equity

On July 31, 2009, our Board of Directors approved a three-year stock repurchase program of up to $150 million of our ordinary shares. During our first quarter of 2010, we purchased 802,655 of our ordinary shares in open market transactions at an average purchase price of $20.43 per share under this program. We account for treasury stock using the cost method. As of April 2, 2010, we have retired 227,855 of our ordinary shares held in treasury and have 574,800 treasury shares outstanding.

Subsequent to April 2, 2010, we continued to purchase ordinary shares as part of the three-year stock repurchase program.  During the period from April 3, 2010 through the filing date, we purchased 1,090,624 of our ordinary shares in open market transactions at an average purchase price of $21.34 per share. All of the additional ordinary shares repurchased subsequent to April 2, 2010 have been retired, with the exception of 245,800 treasury shares.  The remaining 245,800 treasury shares are expected to be retired subsequent to this filing.

16.  Subsequent Event

On April 19, 2010, Guatemala experienced severe weather that caused damage to our banana plantations.  At this time, we are not able to determine the effect on our financial condition or results of operations due to this event.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $26.7 million for the first quarter of 2010 as compared to $60.9 million for the first quarter of 2009.  The decrease in cash provided by operating activities was principally attributable to changes in operating assets and liabilities.  These changes in operating assets and liabilities were primarily comprised of higher levels of accounts receivable, inventory and accounts payable and accrued expenses that resulted from higher sales volume.

Working capital was $575.6 million at April 2, 2010 compared with working capital of $543.1 million at January 1, 2010.  The increase in working capital of $32.5 million was primarily attributable to higher trade accounts receivable and inventory levels, partially offset by higher levels of accounts payable and accrued expenses.  The increased balances of trade accounts receivable, inventory and accounts payable and accrued expenses are principally attributable to higher sales volume.

Net cash used in investing activities for the quarter of 2010 was $8.2 million compared with $25.3 million for the first quarter of 2009.   Net cash used in investing activities for the first quarter of 2010 consisted of capital expenditures of $14.5 million, partially offset by proceeds from sales of assets of $2.1 million and return of capital by one of our Costa Rica unconsolidated subsidiaries of $4.2 million.  Capital expenditures for the first quarter of 2010 were primarily for expansion of production facilities in Costa Rica, Guatemala and Brazil and port facilities in North America related to the banana and other fresh produce segments.  Proceeds from sales of assets for the first quarter of 2010 consisted primarily of the sale of a refrigerated vessel that was scrapped.

Net cash used in investing activities for the first quarter of 2009 consisted primarily of capital expenditures of $25.5 million, partially offset by proceeds from sale of assets of $0.2 million.  Capital expenditures for the first quarter of 2009 were primarily for distribution centers in Saudi Arabia and expansion of production facilities in Costa Rica, Guatemala and the Philippines related to the banana and other fresh produce segments.

Net cash used in financing activities for the first quarter of 2010 was $27.2 million compared with net cash used in financing activities of $19.9 for the first quarter of 2009.  Net cash used in financing activities for the first three months of 2010 consisted primarily of net repayments on long-term debt of $11.9 million and $16.4 million for the repurchase of 802,655 of our Ordinary Shares, partially offset by contributions from non-controlling interests of $0.9 million and proceeds from stock options exercised of $0.2 million.  Net cash provided by financing activities for the first three months of 2009 consisted primarily of net repayments of long-term debt of $24.3 million, partially offset by contributions from non-controlling interests of $4.4 million.

We finance our working capital and other liquidity requirements primarily through cash from operations and borrowings under our $500.0 million senior secured revolving credit facility (the “Credit Facility”) administered by Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch, which we refer to as Rabobank.  The Credit Facility has a 3.5-year term, with a scheduled expiration date of January 17, 2013.  The Credit Facility includes a swing line facility and a letter of credit facility with a $100 million sublimit.  Borrowings under the Credit Facility bear interest at a spread over the London Interbank Offer Rate (“LIBOR”) that varies with our leverage ratio.  The Credit Facility is collateralized directly or indirectly by substantially all of our assets and is guaranteed by certain of our subsidiaries.  At April 2, 2010, we had $295.2 million outstanding under the Credit Facility bearing interest at 3.02%.

The Credit Facility requires us to be in compliance with financial and other covenants, including limitations on capital expenditures, the amount and types of liens and indebtedness, material asset sales and mergers.  As of April 2, 2010, we were in compliance with all of the financial and other covenants contained in the Credit Facility.

At April 2, 2010, we had $201.9 million available under committed working capital facilities, primarily under the Credit Facility.  At April 2, 2010, we applied $18.1 million to the letter of credit facility, comprised primarily of certain contingent obligations and other governmental agencies guarantees, combined with guarantees for purchases of raw materials and equipment.  We also had $8.8 million in other letters of credit and bank guarantees not included in the letter of credit facility.

As of April 2, 2010, we had $309.1 million of long-term debt and capital lease obligations, including the current portion, consisting of $295.2 million outstanding under the Credit Facility, $5.0 million of capital lease obligations and $8.9 million of other long-term debt.

Based on our operating plan, combined with our borrowing capacity under our Credit Facility, we believe we will have sufficient resources to meet our cash obligations in the foreseeable future.

As of April 2, 2010, we had cash and cash equivalents of $31.4 million.

As a result of the previously announced closure of our Hawaii pineapple operations, the closure of an under-utilized facility in the United Kingdom and the discontinuance of commercial cargo service in Europe, we paid approximately $0.4 million in termination benefits and contractual obligations during the first quarter of 2010.  We expect to make additional payments of approximately $2.7 million related to these matters.  These cash outlays will be funded from operating cash flows and available borrowings under credit facilities.

The fair value of our derivatives changed from a net asset of $19.6 million as of January 1, 2010, to a net asset of $30.0 million as of April 2, 2010 related to our foreign currency cash flow hedges primarily as a result of the strengthening of the U.S. dollar relative to the euro and British pound.  We expect that $26.2 million and $3.8 million in net assets outstanding will be transferred to earnings in 2010 and 2011, respectively, along with the earnings effect of the related forecasted transaction for each year.

Results of Operations

The following tables present for each of the periods indicated (i) net sales by geographic region and (ii) net sales and gross profit by product category, and in each case, the percentage of the total represented thereby (U.S. dollars in millions, except percent data):

Net sales by geographic region:
	Quarter ended
	April 2, 2010		March 27, 2009

North America	$499.0	53%	$448.9	51%
Europe	243.2	26%	235.1	27%
Asia	93.0	10%	105.0	12%
Middle East	86.3	9%	61.3	7%
Other	21.6	2%	29.4	3%
Total	$943.1	100%	$879.7	100%

Product net sales and gross profit:
	Quarter ended
	April 2, 2010				March 27, 2009

	Net Sales		Gross Profit		Net Sales		Gross Profit
Banana	$402.7	43%	$18.4	19%	$361.5	41%	$43.6	52%
Other fresh produce	439.5	46%	64.7	66%	419.2	48%	27.6	33%
Prepared food	83.0	9%	12.8	13%	76.8	9%	11.0	13%
Other products and services	17.9	2%	1.9	2%	22.2	2%	1.6	2%
Total	$943.1	100%	$97.8	100%	$879.7	100%	$83.8	100%

First Quarter 2010 Compared with First Quarter 2009

Net Sales. Net sales for the first quarter of 2010 were $943.1 million compared with $879.7 million for the first quarter of 2009.  The increase in net sales of $63.4 million was attributable to higher net sales of bananas, other fresh produce and prepared food, partially offset by lower net sales of other product and services.

●
 Net sales of bananas increased by $41.2 million principally due to higher sales volume in the Middle East, Europe and North America, partially offset by lower sales volume in Asia and lower per unit sales prices in Europe.

o	Europe banana sales volume increased 24% as a result of increased supplies from Central and South America, resulting in lower per unit sales prices.
o	North America banana sales volume increased 16% as a result of increased supplies. Per unit sales prices remained relatively flat as compared with the prior year.
o
Asia banana sales volume decreased 15% as a result of poorer growing conditions in the Philippines, partially offset by favorable exchange rates. Per unit sales prices were relatively flat compared with prior year.

o	Middle East banana sales volume increased 57% as a result of shipments to new markets in this region. Per unit sales prices remained relatively flat as compared with the prior year.

●
Net sales in the other fresh produce segment increased $20.3 million principally as a result of higher net sales of pineapples, fresh-cut fruit, tomatoes and non-tropical fruit, partially offset by lower net sales of potatoes and melons.

o
Net sales of pineapples increased principally as a result of significantly higher sales volume in North America as a result of increased production from Central America, higher per unit sales prices in Europe and Asia and higher sales volume in the Middle East.  Partially offsetting these increases in pineapple net sales was a slight decrease in per unit sales prices in North America and the Middle East.

o
Net sales of fresh-cut products increased principally due to higher sales volume in North America that resulted from expansion of our customer base along with increased business with our current retail and foodservice customers.

o	Net sales of tomatoes increased principally due to higher per unit sales prices that resulted from industry shortages in North America as a result of inclement weather.
o
Net sales of non-tropical fruit increased principally due to higher per unit sales prices of grapes in North America due to industry shortages and improved quality and higher sales volume of apples in the Middle East, partially offset by lower sales volumes of avocados in North America.

o	Net sales of potatoes decreased due to continued product rationalization in North America.
o	Net sales of melons decreased principally as a result of planned volume reductions in our Central America melon operations, partially offset by higher per unit sales prices in North America.

●
Net sales in the prepared food segment increased $6.1 million principally as the result of increased sales of the canned deciduous fruit product lines and expanded sales of the industrial juice concentrate and prepared tomato product lines.

●
Net sales in the other products and services segment decreased $4.3 million principally as a result of lower third-party freight revenue due to the elimination of freight services from Northern Europe to the Caribbean.

Cost of Products Sold.  Cost of products sold was $845.3 million for the first quarter of 2010 compared with $795.9 million for the first quarter of 2009, an increase of $49.4 million.  This increase in cost of products sold was primarily attributable to higher sales volume, combined with higher ocean freight rates that resulted from higher fuel costs.

Gross Profit. Gross profit was $97.8 million for the first quarter of 2010 compared with $83.8 million for the first quarter of 2009, an increase of $14.0 million.  The increase in gross profit was primarily attributable to higher gross profit on other fresh produce, prepared food and other products and services, partially offset by lower gross profit on bananas.
●	Gross profit in the other fresh produce segment increased $37.1 million principally due to higher gross profit on melons, pineapples, non-tropical fruit and fresh-cut products.
o
Gross profit on melons increased principally as the result of improvements in per unit sales prices in North America, partially offset by lower per unit sales prices in Europe and higher fruit and ocean freight costs.

o	Gross profit on pineapples increased principally due to higher per unit sales prices in Europe, combined with lower fruit costs that resulted from improved yields at our Central America operations.
o	Gross profit on non-tropical fruit increased principally due to higher per unit sales prices as a result of industry shortages of grapes combined with improved quality.
o	Gross profit on fresh-cut fruit increased as a result of higher sales that resulted from expansion of our customer base along with increased business with our current retail and foodservice customers.
●
Gross profit in the prepared food segment increased $1.7 million principally as a result of higher sales volume of canned deciduous fruit, industrial juice concentrate and prepared tomato product lines, combined with lower production costs.

●	Gross profit in the other products and services segment increased $0.3 million as a result of slight improvements in the third-party freight, Chilean plastics and Argentine grain businesses.
●
Gross profit in the banana segment decreased $25.1 million primarily due to lower per unit sales prices in Europe that resulted from increased supply in the market combined with higher worldwide ocean freight costs and distribution costs as a result of higher fuel costs.  On a worldwide basis, banana per unit sales prices decreased 4% and total per unit costs increased 4%.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $5.1 million from $36.9 million for the first quarter of 2009 to $42.0 million for the first quarter of 2010.  The increase was primarily due to higher selling and marketing expenses principally in Europe, combined with our Middle East expansion.

Asset Impairment and Other Charges, Net. Asset impairment and other charges, net of $1.0 million were recorded during the first quarter of 2010 as compared to $0.4 million during the first quarter of 2009.  Asset impairment and other charges, net for the first quarter of 2010 related to damages caused by the February earthquake in Chile.

Asset impairment and other charges, net for the first quarter of 2009 included a $2.0 million impairment charge of the DEL MONTE® perpetual, royalty-free brand name license for beverage products in the United Kingdom due to lower than expected sales volume and pricing, partially offset by $1.6 million of reversal of contract termination costs related to the previously announced closing of our Hawaii pineapple operations.

Operating Income.  Operating income increased by $8.5 million from $46.6 million in the first quarter of 2009 to $55.1 million for the first quarter of 2010.  The increase in operating income was due to higher gross profit and lower asset impairments and other charges, net, partially offset by higher selling, general and administrative expenses.

Interest Expense.  Interest expense increased by $0.8 million from $2.6 million for the first quarter of 2009 to $3.4 million for the first quarter of 2010 as a result of higher interest rates.

Other Expense, Net.  Other income (expense), net was an expense of $9.0 million for the first quarter of 2010 as compared with an expense of $6.0 million for the first quarter of 2009, an increase of $3.0 million that was principally attributable to higher foreign exchange losses during the first quarter of 2010 as compared with the first quarter of 2009.

Provision for Income Taxes.  Provision for income taxes was $6.0 million for the first quarter of 2010 as compared with $2.6 million for the first quarter of 2009.  The increase in the tax provision is due to increased profitability in higher tax rate jurisdictions.

Recent Developments

On April 19, 2010, Guatemala experienced severe weather that caused damage to our banana plantations.  At this time, we are not able to determine the effect on our financial condition or results of operations due to this event.

Subsequent to April 2, 2010, we continued to purchase ordinary shares as part of the three-year stock repurchase program.  During the period from April 3, 2010 through the filing date, we purchased 1,090,624 of our ordinary shares in open market transactions at an average purchase price of $21.34 per share. All of the additional ordinary shares repurchased subsequent to April 2, 2010 have been retired, with the exception of 245,800 treasury shares.  The remaining 245,800 treasury shares are expected to be retired subsequent to this filing.

Fair Value Measurements

We assess goodwill for impairment on an annual basis on the first day of the fourth quarter of each year, or sooner if events indicate such a review is necessary.  As of April 2, 2010, we were not aware of any items or events that would cause us to further adjust the recorded value of goodwill for impairment. Potential impairment exists if the fair value of a reporting unit to which goodwill has been allocated is less than the carrying value of the reporting unit. The amount of the impairment to recognize, if any, is calculated as the amount by which the carrying value of goodwill exceeds its implied value. Future changes in the estimates used to conduct the impairment review, including revenue projection, market values and changes in the discount rate used, could cause the analysis to indicate that our goodwill is impaired in subsequent periods and result in a write-off of a portion or all of goodwill. The discount rate used is based on independently calculated risks, our capital mix and an estimated market risk premium. The fair value of the prepared food and melon reporting units’ goodwill is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of this asset. If we are unable to recover from current challenging economic conditions in Europe, the prepared food reporting unit goodwill may be at risk for impairment in the future.  If we are unable to recover from lower melon pricing in North America, the melon reporting unit may be at risk for impairment in the future.  As of the latest annual impairment test, the fair values of the prepared food and melon reporting units’ goodwill exceeded their carrying values by 10% and 20%, respectively.  We estimate that a one-percentage point increase in the discount rate and a five percent decrease in expected future cash flows used would result in the carrying values exceeding the fair values by $30.9 million and $3.3 million related to the prepared food and melon reporting units, respectively.  This would then trigger a fair valuation of the respective reporting unit to determine the amount of the impairment, if any.

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

Seasonality

Interim results are subject to significant variations and may not be indicative of the results of operations that may be expected for the entire 2010 fiscal year.  See the information under the caption “Seasonality” provided in Item 1. Business, of our annual report on Form 10-K for the year ended January 1, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our annual report on Form 10-K for the year ended January 1, 2010.

Item 4.	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 2, 2010.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.  Such officers also confirm that there was no change in our internal control over financial reporting during the quarter ended April 2, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 9, “Commitments and Contingencies”, to the Consolidated Financial Statements, Part I, Item 1 included herein.

Item 1A.	Risk Factors

There have been no material changes in the risk factors from the information provided in Item 1A. Risk Factors of our annual report on Form 10-K for the year ended January 1, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our purchases of Ordinary Shares during the periods indicated:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (3)
January 2, 2010 through February 1, 2010	-	-	-	$ 150,000,000
February 2, 2010 through March 1, 2010	15,261	$ 19.89	15,261	$ 149,696,450
March 2, 2010 through April 2, 2010	787,394	$ 20.44	787,394	$ 133,602,116
Total	802,655	$ 20.43	802,655	$ 133,602,116

(1)
As of April 2, 2010, we retired 227,855 of the repurchased shares.  Out of the 802,655 repurchased shares,we had 574,800 treasury shares, which related to repurchases that occurred during the period from March 2, 2010 through April 2, 2010.

(2)	The remaining 574,800 repurchases shares were retired prior to the issuance of the Consolidated Financial Statements included in Part I.

(3)	On August 3, 2009, we announced that our Board of Directors, at their July 31, 2009 board meeting, approved a three-year stock repurchase program of up to $150.0 million of our Ordinary Shares.

Item 6.	Exhibits

31.1*	Certification of Chief Executive Officer filed pursuant to 17 CFR 240.13a-14(a).

31.2*	Certification of Chief Financial Officer filed pursuant to 17 CFR 240.13a-14(a).

32*	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 17 CFR 240.13a-14(b) and 18 U.S.C. Section 1350.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fresh Del Monte Produce Inc.

Date: May 4, 2010	By:	/s/ Hani El-Naffy
Hani El-Naffy
President & Chief Operating Officer

	By:	/s/ Richard Contreras
Richard Contreras
Senior Vice President & Chief Financial Officer