Form 10-Q
period 2010-07-02
FRESH DEL MONTE PRODUCE INC
filed 2010-08-03
CIK 1047340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No:  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 23, 2010, there were 61,296,160, ordinary shares of Fresh Del Monte Produce Inc. issued and outstanding.

Forward-Looking Statements

This report, information included in future filings by us and information contained in written material, press releases and oral statements, issued by or on behalf of us contains, or may contain, statements that constitute forward-looking statements. In this report, these statements appear in a number of places and include statements regarding the intent, beliefs or current expectations of us or our officers (including statements preceded by, followed by or that include the words “believes”, “expects”, “anticipates” or similar expressions) with respect to various matters, including our plans and future performance.  These forward-looking statements involve risks and uncertainties.  Fresh Del Monte’s actual plans and performance may differ materially from those in the forward-looking statements as a result of various factors, including (i) the uncertain global economic environment and the timing and strength of a recovery in the markets we serve, and the extent to which adverse economic conditions continue to affect our sales volume and results, including our ability to command premium prices for certain of our principal products, or increase competitive pressures within the industry, (ii) the impact of governmental initiatives in the United States and abroad to spur economic activity, including the effects of significant government monetary or other market interventions on inflation, price controls and foreign exchange rates, (iii) our anticipated cash needs in light of our liquidity, (iv) the continued ability of our distributors and suppliers to have access to sufficient liquidity to fund their operations, (v) trends and other factors affecting our financial condition or results of operations from period to period, including changes in product mix or consumer demand for branded products such as ours, particularly as consumers remain price-conscious in the current economic environment; anticipated price and expense levels; the impact of crop disease, severe weather conditions, such as the recent severe weather in Guatemala, or natural disasters, such as the recent earthquake in Chile, on crop quality and yields and on our ability to grow, procure or export our products; the impact of prices for petroleum-based products and packaging materials; and the availability of sufficient labor during peak growing and harvesting seasons, (vi) the impact of pricing and other actions by our competitors, particularly during periods of low consumer confidence and spending levels, (vii) the impact of foreign currency fluctuations, (viii) our plans for expansion of our business (including through acquisitions) and cost savings, (ix) our ability to successfully integrate acquisitions into our operations, (x) the impact of impairment or other charges associated with exit activities, crop or facility damage or otherwise, (xi) the timing and cost of resolution of pending legal and environmental proceedings, (xii) the impact of changes in tax accounting or tax laws (or interpretations thereof), and the impact of settlements of adjustments proposed by the Internal Revenue Service or other taxing authorities in connection with our tax audits, and (xiii) the cost and other implications of changes in regulations applicable to our business, including potential legislative or regulatory initiatives in the United States or elsewhere directed at mitigating the effects of climate change. All forward-looking statements in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(U.S. dollars in millions, except share and per share data)

	July 2,	January 1,
	2010	2010
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$26.5	$34.5
Trade accounts receivable, net of allowance of $10.2 and $11.9, respectively	331.6	309.8
Other accounts receivable, net of allowance of $13.5 and $14.1, respectively	56.8	65.2
Inventories	381.4	436.9
Deferred income taxes	7.8	7.8
Prepaid expenses and other current assets	64.3	46.2
Total current assets	868.4	900.4

Investments in and advances to unconsolidated companies	4.7	10.4
Property, plant and equipment, net	1,039.7	1,068.5
Deferred income taxes	64.3	68.9
Other noncurrent assets	143.7	138.8
Goodwill	404.1	409.0
Total assets	$2,524.9	$2,596.0

Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued expenses	$347.8	$316.9
Current portion of long-term debt and capital lease obligations	5.1	4.9
Deferred income taxes	23.4	25.8
Income taxes and other taxes payable	8.7	9.7
Total current liabilities	385.0	357.3

Long-term debt and capital lease obligations	210.9	320.3
Retirement benefits	77.1	78.0
Other noncurrent liabilities	62.4	60.1
Deferred income taxes	83.6	85.1
Total liabilities	819.0	900.8

Commitments and contingencies

Shareholders' equity:
Preferred shares, $0.01 par value; 50,000,000 shares authorized; none issued or outstanding	-	-
Ordinary shares, $0.01 par value; 200,000,000 shares authorized; 61,296,160 issued and outstanding
and 63,615,411 issued and outstanding, respectively	0.6	0.6
Paid-in capital	516.2	561.2
Retained earnings	1,165.8	1,108.5
Accumulated other comprehensive income	(0.8)	2.8
Total Fresh Del Monte Produce Inc. shareholders' equity	1,681.8	1,673.1
Noncontrolling interests	24.1	22.1
Total shareholders' equity	1,705.9	1,695.2
Total liabilities and shareholders' equity	$2,524.9	$2,596.0

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(U.S. dollars in millions, except share and per share data)

	Quarter ended		Six months ended
	July 2,	June 26,	July 2,	June 26,
	2010	2009	2010	2009

Net sales	$1,000.0	$978.4	$1,943.1	$1,858.1
Cost of products sold	917.0	887.4	1,762.3	1,683.3
Gross profit	83.0	91.0	180.8	174.8

Selling, general and administrative expenses	43.0	42.4	85.0	79.3
Gain on sales of property, plant and equipment	3.1	1.8	3.4	1.9
Asset impairment and other charges, net	23.0	1.1	24.0	1.5
Operating income	20.1	49.3	75.2	95.9

Interest expense	3.0	3.5	6.4	6.1
Interest income	0.2	0.3	0.4	0.4
Other (expense) income, net	(0.6)	3.2	(9.6)	(2.8)

Income before income taxes	16.7	49.3	59.6	87.4

Provision for (benefit from) income taxes	(4.5)	(3.6)	1.5	(1.0)
Net income	$21.2	$52.9	$58.1	$88.4

Less: net income attributable to noncontrolling interests	0.1	0.7	0.8	1.3
Net income attributable to Fresh Del Monte Produce Inc.	$21.1	$52.2	$57.3	$87.1

Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Basic	$0.34	$0.82	$0.91	$1.37

Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Diluted	$0.34	$0.82	$0.91	$1.37

Weighted average number of ordinary shares:
Basic	61,880,666	63,553,211	62,727,426	63,553,211
Diluted	62,048,263	63,559,309	62,883,663	63,603,524

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(U.S. dollars in millions)

	Six months ended
	July 2,	June 26,
	2010	2009
Operating activities:
Net income	$58.1	$88.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39.7	42.1
Amortization of debt issuance costs	1.1	2.1
Stock-based compensation expense	4.5	3.8
Asset impairment charges	23.4	2.8
Change in uncertain tax positions	(0.9)	(3.9)
Gain on sales of property, plant and equipment	(3.4)	(1.9)
Equity in income of unconsolidated companies	(0.1)	(0.5)
Deferred income taxes	(2.6)	0.1
Foreign currency translation adjustment	(8.8)	4.5
Changes in operating assets and liabilities:
Receivables	(13.4)	24.0
Inventories	55.3	47.2
Prepaid expenses and other current assets	(6.4)	0.4
Accounts payable and accrued expenses	22.5	(2.4)
Other noncurrent assets and liabilities	(10.0)	4.3
Net cash provided by operating activities	159.0	211.0

Investing activities:
Capital expenditures	(28.8)	(44.1)
Proceeds from sales of property, plant and equipment	5.9	7.3
Return of investment by unconsolidated company	4.2	-
Net cash used in investing activities	(18.7)	(36.8)

Financing activities:
Proceeds from long-term debt	281.2	124.9
Payments on long-term debt	(388.2)	(310.9)
Contributions from noncontrolling interests, net	1.5	8.5
Proceeds from stock options exercised	0.2	-
Repurchase of shares	(49.7)	-
Net cash used in financing activities	(155.0)	(177.5)

Effect of exchange rate changes on cash	6.7	2.4

Net decrease in cash and cash equivalents	(8.0)	(0.9)
Cash and cash equivalents, beginning	34.5	27.6
Cash and cash equivalents, ending	$26.5	$26.7

Supplemental cash flow information:
Cash paid for interest	$5.5	$4.2
Cash paid for income taxes	$3.1	$2.5

Non-cash financing and investing activities:
Purchase of assets under capital lease obligations	$0.4	$0.1
Retirement of treasury shares	$49.7	$-

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

The accompanying unaudited Consolidated Financial Statements for the quarter and six months ended July 2, 2010 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments of a normal recurring nature considered necessary for fair presentation have been included.  Operating results for the quarter and six months ended July 2, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the Consolidated Financial Statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended January 1, 2010.

Certain amounts from 2009 have been reclassified to conform to the 2010 presentation.  Included in the reclassifications is a correction of an immaterial error of classifying gain on sales of property, plant and equipment in other expense, net in the Consolidated Statements of Income for 2009.  Accordingly, we have reclassified these amounts for 2009 as gain on sales of property, plant and equipment, a component of operating income.  We also reclassified 2009 operating cash flows to conform to the 2010 presentation primarily related to noncontrolling interests.

We are required to evaluate events occurring after July 2, 2010 for recognition and disclosure in the Consolidated Financial Statements for the quarter and six months ended July 2, 2010.  Events are evaluated based on whether they represent information existing as of July 2, 2010, which require recognition in the Consolidated Financial Statements or new events occurring after July 2, 2010, which do not require recognition but require disclosure if the event is significant to the Consolidated Financial Statements.  We evaluated events occurring subsequent to July 2, 2010 through the date of issuance of these Consolidated Financial Statements.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

2.  Recently Issued Accounting Pronouncement

On July 21, 2010, the Financial Accounting Standards Board (“FASB”) issued a final Accounting Standards Update (“ASU”) regarding “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”.  Entities with financing receivables will be required to disclose, among other things, a rollforward of the allowance for credit losses; credit quality information, such as credit risk scores or external credit agency rating; and impaired loan information, modification information and nonaccrual and past due information.  It is important to note that while the ASU will likely have the greatest effect on financial institutions, it applies to all entities with financing receivables.  A financing receivable is an arrangement that represents a contractual right to receive money on demand or on fixed or determinable dates and that is recognized as an asset in the entity’s statement of financial position.  This ASU provides a two-step adoption approach.  The additional disclosure requirements for financing receivables are effective for financial statements for interim or annual reporting periods ending on or after December 15, 2010.  The disclosure requirements regarding activity that occurs during a reporting period related to financing receivables are effective for financial statements for interim or annual reporting periods beginning on or after December 15, 2010.  We are currently evaluating the applicability of the ASU’s disclosure requirements.  If applicable, we will be required to comply with these disclosure requirements in our year end 2010 and first quarter 2011 Consolidated Financial Statements.

3. Asset Impairment and Other Charges

The following represents a summary of asset impairment and other charges, net, recorded during the quarter and six months ended July 2, 2010 and June 26, 2009 (U.S. dollars in millions):

	Quarter ended		Six months ended
	July 2,	June 26,	July 2,	June 26,
	2010	2009	2010	2009
Charges related to asset impairments, net	$5.3	$-	$6.3	$2.0
Asset impairment and other charges (credits) related to exit activities, net	17.7	1.1	17.7	(0.5)

Total asset impairment and other charges, net	$23.0	$1.1	$24.0	$1.5

The asset impairment and other charges, net of $23.0 million for the quarter ended July 2, 2010 includes an impairment charge of $16.6 million as a result of exit activities in South Africa in the prepared food segment and a $5.8 million impairment charge as a result of flood damage to our Guatemala banana plantation, partially offset by $0.5 million of insurance recoveries related to the 2008 Brazil floods in our banana plantation in the banana segment. Also included in the $23.0 million are termination benefits of $1.1 million related to our decision to discontinue melon growing operations in Brazil in the other fresh produce segment.

The asset impairment and other charges, net of $24.0 million for the six months ended July 2, 2010 includes the charges described above for the quarter ended July 2, 2010 and a $1.0 million impairment charge related to damage caused by the February earthquake in Chile in the other fresh produce segment.

The asset impairment and other charges, net of $1.1 million for the quarter ended June 26, 2009 includes an asset impairment charge of $0.8 million and a $0.3 million charge primarily related to termination benefits, both charges resulting from our decision to discontinue pineapple planting in Brazil in the other fresh produce segment.

The total asset impairment and other charges, net of $1.5 million for the six months ended June 26, 2009 includes an asset impairment charge of $0.8 million resulting from our decision to discontinue pineapple planting in Brazil and a $2.0 million impairment charge of the Del Monte® perpetual, royalty-free brand name license for U.K. beverage products in the prepared foods segment due to lower than expected sales volumes and pricing. Also included in the $1.5 million is a $1.3 million net credit primarily related to the reversal of contract termination costs resulting from the previously announced closing of our Hawaii pineapple operations in the other fresh produce segment.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

3. Asset Impairment and Other Charges (Continued)

Exit Activity Reserves

The following represents a rollforward of 2010 activities related to exit activity reserves (U.S. dollars in millions):

	Exit activity			Exit activity
	reserve balance at	Impact to	Cash	reserve balance at
	January 1, 2010	earnings	paid	July 2, 2010

Termination benefits	$1.7	$1.1	$(1.4)	$1.4
Contract termination and other
exit activity charges	1.4	-	(0.1)	1.3
	$3.1	$1.1	$(1.5)	$2.7

Included in the exit activity reserve balance at July 2, 2010 are termination benefits and contract termination costs related primarily to (1) the previously announced decision to exit the Hawaiian production operations in the other fresh produce segment and (2) the closure of an under-utilized distribution center in the United Kingdom in the banana segment. We do not expect additional charges related to the exit activities mentioned above that would significantly impact our results of operations and financial condition.

4. Noncontrolling Interests

The following table reconciles shareholders’ equity attributable to noncontrolling interests (U.S. dollars in millions):

	Six months ended
	July 2,	June 26,
	2010	2009

Noncontrolling interests, beginning	$22.1	$17.0
Net income attributable to the noncontrolling interests	0.8	1.3
Translation adjustments	0.4	(0.2)
Capital contributions	0.8	2.4

Noncontrolling interests, ending	$24.1	$20.5

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

5. Uncertain Tax Positions

During the quarter and six months ended July 2, 2010, there was a decrease of $1.5 million and $1.3 million of uncertain tax positions, respectively.  The decrease of $1.5 million was primarily related to changes in tax regulations regarding the statute of limitations, $1.0 million of which will affect the effective tax rate.  We recognized a net benefit of $0.1 million and a net expense of $0.1 million related to interest and penalties for the quarter and six months ended July 2, 2010, respectively.

6. Variable Interest Entities

Effective January 2, 2010, we adopted the ASU issued by the FASB on December 23, 2009, which codifies Statement of Financial Accounting Standard No. 167, “Amendments to FASB Interpretation No. 46(R)” and amends the consolidation guidance that applies to Variable Interest Entities (“VIEs”).  The ASU amends many important provisions of the existing Accounting Standards Codification (“ASC”) guidance on “Consolidation”. This amended consolidation guidance for VIEs replaces the existing quantitative approach for identifying which enterprise should consolidate a VIE, which was based on which enterprise is exposed to a majority of the risks and rewards, with a qualitative approach, based on which enterprise has both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. Determinations about whether an enterprise should consolidate a VIE are required to be evaluated continuously as changes to existing relationships or future transactions may result in a consolidation or deconsolidation of VIEs. The adoption of the ASU did not have an impact on our Consolidated Financial Statements other than to require additional disclosures.

One of our Del Monte Gold® Extra Sweet pineapple producers meets the definition of a VIE pursuant to the ASC guidance on “Consolidation” and is consolidated. Our variable interest in this entity includes an equity investment and certain debt guarantees.  All of this entity’s pineapple production is sold to us. Based on the criteria of this ASC, as amended by this ASU, we are the primary beneficiary of this entity’s expected residual returns or losses in excess of our ownership interest. Although we are the primary beneficiary, the VIE’s creditors do not have recourse against our general credit. At July 2, 2010, the VIE had total assets of $42.3    million and total liabilities of $13.1 million.  The VIE had long-term debt of $6.7 million, which is collateralized by its property, plant equipment and further guaranteed by a $2.9 million standby letter of credit issued by us.  As of July 2, 2010, the VIE is current on the guaranteed long-term debt.  There are no other restrictions on the assets of the VIE.

We have provided funding for capital investments in the VIE in proportion to our voting interest. We may from time to time in the future provide additional funding for capital investments in the VIE.

7. Stock-Based Compensation

Stock-based compensation expense included in selling, general and administrative expenses related to stock options on a straight-line, single award basis and restricted stock awards included in the accompanying Consolidated Statements of Income was as follows (U.S. dollars in millions, except per share data):

	Quarter ended		Six months ended
	July 2,	June 26,	July 2,	June 26,
	2010	2009	2010	2009

Stock-based compensation expense	$2.5	$1.5	$4.5	$3.8

Stock-based compensation expense per diluted share	$0.04	$0.02	$0.07	$0.06

We are in a net operating loss carry-forward position in the relevant jurisdictions.  Therefore, for the quarter and six months ended July 2, 2010, excess share-based payment deductions resulting from stock options exercised in these periods have not been realized through a reduction in taxes currently payable or related effect on cash flows.  Proceeds of $0.2 million were received from the exercise of stock options for the six months ended July 2, 2010. There were no proceeds received from the exercise of stock options for the six months ended June 29, 2009.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

7. Stock-Based Compensation (Continued)

On May 5, 2010, our shareholders approved and ratified the 2010 Non-Employee Directors Equity Plan (the “Directors Equity Plan”), which awards restricted stock to non-management members of our Board of Directors.  Under the Directors Equity Plan, the initial award of restricted stock was made on May 5, 2010, the effective date of the plan, and future awards will be made on January 1st of each calendar year beginning in 2011.  A share of “restricted stock” is one ordinary share of the Company that has restrictions on transferability until certain vesting conditions have been met. The number of ordinary shares that may be covered by awards granted under the Directors Equity Plan will be limited to a total of 150,000 ordinary shares.  Fifty percent of each award of restricted stock granted under the Directors Equity Plan will vest on the date on which it was granted.  The remaining 50% of each award will vest upon the six-month anniversary of the date on which the recipient ceases to serve as a member of the Board of Directors.  The provision in the Director’s Equity Plan that allows directors to retain all of their awards once they cease to serve as a member of the Board of Directors is considered a nonsubstantive service condition in accordance with the guidance provided by the ASC on “Compensation – Stock Compensation”.Accordingly, it is appropriate to recognize compensation cost immediately for restricted stock awards granted to non-management members of the Board of Directors.

On May 5, 2010, we awarded 32,956 restricted shares from our Directors Equity Plan at a price of $21.24 per share. Stock-based compensation expense related to this grant was $0.7 million for the quarter and six months ended July 2, 2010.

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

8. Inventories

Inventories consisted of the following (U.S. dollars in millions):

	July 2,	January 1,
	2010	2010
Finished goods	$155.1	$178.0
Raw materials and packaging supplies	114.1	120.5
Growing crops	112.2	138.4
Total inventories	$381.4	$436.9

During the quarter ended July 2, 2010, we incurred charges of $8.5 million in cost of products sold primarily related to growing crop inventory and raw materials and packaging supplies inventory as a result of exit activities in Brazil related to our melon operations and flood damage to our Guatemala banana farms, in the other fresh produce and banana segments, respectively. During the quarter ended June 26, 2009, we incurred a charge of $17.1 million in cost of products sold primarily related to growing crop inventory as a result of our decision to discontinue pineapple planting in Brazil, in the other fresh produce segment.

9. Long-Term Debt and Capital Lease Obligations

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

The Credit Facility requires us to be in compliance with financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers. As of July 2, 2010, we were in compliance with all of the covenants contained in the Credit Facility. The Credit Facility permits borrowings under the revolving commitment with an interest rate (3.11 % at July 2, 2010) determined based on our leverage ratio and spread over LIBOR. In addition, we pay a fee on unused commitments.

At July 2, 2010, we had $292.5 million available under committed working capital facilities, primarily under the Credit Facility.  At July 2, 2010, we applied $18.7 million to the letter of credit facility, comprised primarily of certain contingent obligations and other governmental agency guarantees combined with guarantees for purchases of raw materials and equipment. Included in the letter of credit facility, $2.9 million relates to a debt guarantee for a VIE. We also had $9.9 million in other letters of credit and bank guarantees not included in the letter of credit facility. Refer to Note 6, “Variable Interest Entities”, for further discussion of VIEs.

At July 2, 2010, we had $216.0 million of long-term debt and capital lease obligations, including the current portion, consisting of $203.2 million outstanding under the Credit Facility, $4.7 million of capital lease obligations and $8.1 million of other long-term debt and notes payable.

10. Comprehensive Income

The following table sets forth comprehensive income for the quarter and six months ended July 2, 2010 and June 26, 2009 (U.S. dollars in millions):

	Quarter ended		Six months ended
	July 2,	June 26,	July 2,	June 26,
	2010	2009	2010	2009
Comprehensive income:
Net income	$21.2	$52.9	$58.1	$88.4
Net unrealized (loss) gain on derivatives	(7.9)	(15.0)	1.9	(0.2)
Net unrealized foreign currency
translation gain (loss)	5.1	25.2	(5.1)	16.2
Net change in retirement benefit
adjustment, net of tax	0.3	1.0	-	0.9
Comprehensive income	18.7	64.1	54.9	105.3

Less: comprehensive income attributable to noncontrolling interests	0.3	0.6	1.2	1.1
Comprehensive income attributable to Fresh Del Monte Produce Inc.	$18.4	$63.5	$53.7	$104.2

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

  FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

11. Commitments and Contingencies (continued)

Pineapple Class Action Litigation

On August 2, 2004, a consolidated complaint was filed against two of our subsidiaries in the U.S. District Court for the Southern District of New York. This consolidated action was brought as a putative class action on behalf of all direct and indirect purchasers of Del Monte Gold® Extra Sweet pineapples from March 1, 1996 through the present and merges four actions brought by fruit wholesalers and two actions brought by individual consumers. The consolidated complaint alleges claims for: (i) monopolization and attempted monopolization; (ii) restraint of trade; (iii) unfair and deceptive trade practices; and (iv) unjust enrichment. On May 27, 2005, our subsidiaries filed a motion to dismiss the indirect and direct purchasers’ claims for unjust enrichment. On June 29, 2005, plaintiffs filed a joint motion for class certification. On February 20, 2008, the court denied plaintiffs’ motion for class certification of the indirect purchasers and only granted class certification of the direct purchasers’ claims for monopolization and attempted monopolization, which was uncontested by our subsidiaries. Also on February 20, 2008, the court granted the motion of our subsidiaries to dismiss the direct purchasers’ claims for unjust enrichment and denied as moot the motion to dismiss the indirect purchasers’ state law claims on the basis of the court’s denial of plaintiffs’ motion for class certification of the indirect purchasers. On August 13, 2008, our subsidiaries filed a motion for summary judgment on plaintiffs’ remaining claims. Plaintiffs filed an opposition to the motion on October 6, 2008, which our subsidiaries replied to on December 8, 2008. On September 30, 2009, the court granted the motion for summary judgment in favor of our subsidiaries.  On October 29, 2009, plaintiffs filed a notice of appeal.  Plaintiffs’ appellate brief was filed on March 9, 2010, and our subsidiaries’ appellate brief was filed on July 9, 2010.

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

On September 25, 2003, the EPA issued the Record of Decision (“ROD”). The EPA estimates in the ROD that the remediation costs associated with the cleanup of the Kunia Well Site will range from $12.9 million to $25.4 million and will last approximately 10 years. The undiscounted estimates are between $14.8 million and $28.7 million. The undiscounted estimate on which our accrual is based totals $20.2 million and is discounted using a 5.0% rate. As of July 2, 2010, there is $19.3 million included in other noncurrent liabilities and $0.5 million included in accounts payable and accrued expenses in the Consolidated Balance Sheets for the Kunia Well Site clean-up. We expect to expend approximately $0.5 million in cash per year for the next five years. Certain portions of the EPA’s estimates have been discounted using a 5% interest rate.

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

  FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

11. Commitments and Contingencies (continued)

Other

In addition to the foregoing, we are involved from time to time in various claims and legal actions incident to our operations, both as plaintiff and defendant. In the opinion of management, after consulting with legal counsel, none of these other claims are currently expected to have a material adverse effect on the results of operations, financial position or our cash flows. We intend to vigorously defend ourselves in all of the above matters. At this time, management is not able to evaluate the likelihood of a favorable or unfavorable outcome in any of the above-described matters. Accordingly, management is not able to estimate the range or amount of loss, if any, from any of the above-described matters and no accruals or expenses have been recorded for these matters as of July 2, 2010, except as related to the Kunia Well Site.

12. Earnings Per Share

Basic and diluted net income per ordinary share is calculated as follows (U.S. dollars in millions, except share and per share data):

	Quarter ended		Six months ended
	July 2,	June 26,	July 2,	June 26,
	2010	2009	2010	2009
Numerator:
Net income attributable to Fresh Del Monte Produce Inc.	$21.1	$52.2	$57.3	$87.1

Denominator:
Weighted average ordinary shares - Basic	61,880,666	63,553,211	62,727,426	63,553,211
Effect of dilutive securities - stock options	167,597	6,098	156,237	50,313
Weighted average ordinary shares - Diluted	62,048,263	63,559,309	62,883,663	63,603,524

Net income per ordinary share attributable
to Fresh Del Monte Produce Inc.:
Basic	$0.34	$0.82	$0.91	$1.37
Diluted	$0.34	$0.82	$0.91	$1.37

We issued 1,800 and 14,472 of our ordinary shares upon the exercise of stock options during the quarter and six months ended July 2, 2010, respectively and 32,956 of restricted stock during the quarter and six months ended July 2, 2010.  We retired 2,138,824 and 2,366,679 of treasury shares during the quarter and six months ended July 2, 2010, respectively. No ordinary shares were issued for the quarter and six months ended June 26, 2009.   Refer to Note 17, “Shareholders’ Equity”, for disclosures related to the stock repurchase program and retired shares.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

13. Retirement and Other Employee Benefits

The following table sets forth the net periodic costs of our defined benefit pension plans and post-retirement plans (U.S. dollars in millions):

	Quarter ended		Six months ended
	July 2,	June 26,	July 2,	June 26,
	2010	2009	2010	2009
Service cost	$0.8	$0.4	$1.6	$0.9
Interest cost	1.8	1.6	3.7	3.3
Expected return on assets	(0.8)	(0.6)	(1.7)	(1.1)
Net amortization	0.2	-	0.5	0.1
Net periodic costs	$2.0	$1.4	$4.1	$3.2

14. Business Segment Data

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

We evaluate performance based on several factors, of which net sales and gross profit by product are the primary financial measures (U.S. dollars in millions):

	Quarter ended
	July 2, 2010		June 26, 2009
Product net sales and gross profit:	Net Sales	Gross Profit (Loss)	Net Sales	Gross Profit (Loss)
Banana	$452.1	$30.4	$413.1	$47.4
Other fresh produce	447.8	43.2	445.9	27.3
Prepared foods	89.8	10.9	85.7	16.9
Other products and services	10.3	(1.5)	33.7	(0.6)
Total	$1,000.0	$83.0	$978.4	$91.0

	Six months ended
	July 2, 2010		June 26, 2009
	Net Sales	Gross Profit	Net Sales	Gross Profit
Banana	$854.9	$48.9	$774.6	$91.0
Other fresh produce	887.3	107.9	865.1	54.9
Prepared food	172.7	23.6	162.5	27.9
Other products and services	28.2	0.4	55.9	1.0
Total	$1,943.1	$180.8	$1,858.1	$174.8

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

Foreign Currency Hedges

We are exposed to fluctuations in currency exchange rates against the U.S. dollar on our results of operations and financial condition and we mitigate that exposure by entering into foreign currency forward contracts.  Certain of our subsidiaries periodically enter into foreign currency forward contracts in order to hedge portions of forecasted sales or cost of sales denominated in foreign currencies with forward contracts, which generally expire within one year. Certain of our foreign currency hedges were entered into to hedge our 2011 and 2012 foreign currency exposure.

We designate our foreign currency forward contracts as single-purpose cash flow hedges of forecasted cash flows.  Based on our formal assessment of hedge effectiveness of our foreign currency forward contracts, we determined that the impact of hedge ineffectiveness was de minimis for the quarters and six-month periods ended July 2, 2010 and June 26, 2009, respectively.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

15.  Derivative Financial Instruments (continued)

Certain of our derivative instruments contain provisions that require the current credit relationship between the Company and its counterparty to be maintained throughout the term of the derivative instruments.  If that credit relationship changes, certain provisions could be triggered, and the counterparty could request immediate collateralization of derivative instruments in net liability position above a certain threshold.  The aggregate fair value of all derivative instruments with a credit-risk-related contingent feature that are in a liability position on July 2, 2010 is $8.7 million.  As of July 2, 2010, no triggering event has occurred and thus we are not required to post collateral.  If the credit-risk-related contingent features underlying these agreements were triggered on July 2, 2010 the entity would not be required to post collateral to its counterparty because the collateralization threshold has not been met.

We had the following outstanding foreign currency forward contracts and bunker fuel swap agreements that were entered into to hedge forecasted cash flows as of July 2, 2010:

Foreign Currency Hedges:	Notional Amount
Euro		€212.4	million
British pound		£18.7	million
Japanese yen	JPY	21,522.0	million
Polish zloty	PLN	6.0	million

Bunker Fuel Hedges:
3% U.S. Gulf Coast		81,280	barrels
3% U.S. Gulf Coast		5,800	metric tons
3.5% Rotterdam Barge		22,200	metric tons
Singapore 380		12,100	metric tons

The following table reflects the fair values of derivative instruments as of July 2, 2010 and January 1, 2010 (U.S. dollars in millions):

Derivatives Designated as Hedging Instruments (1)(2)

	Foreign exchange contracts		Bunker fuel swap agreements
Balance Sheet Location:	July 2, 2010	January 1, 2010	July 2, 2010	January 1, 2010
Asset derivatives:

Prepaid expenses and other current assets	$25.5	$12.0	$-	$4.3
Other noncurrent assets	5.6	3.3	-	-
Total asset derivatives	$31.1	$15.3	$-	$4.3

Liability derivatives:

Accounts payable and accrued expenses	4.1	-	0.2	-
Other noncurrent liabilities	4.4	-	-	-
Total liability derivatives	$8.5	$-	$0.2	$-

(1) We expect that $21.2 million of the net fair value of hedges recognized as a net gain in accumulated other comprehensive income ("AOCI") will be transferred to earnings during the next 12 months and $1.2 million will be transferred to earnings during 2011 and 2012, along with the effect of the related forecasted transaction.

(2) See Note 16, "Fair Value Measurements", for fair value disclosures.

 FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

15.  Derivative Financial Instruments (continued)

The following table reflects the effect of derivative instruments on the Consolidated Statements of Income for the quarters ended July 2, 2010 and June 26, 2009, respectively (U.S. dollars in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)

	Quarter ended			Quarter ended
	July 2, 2010	June 26, 2009		July 2, 2010	June 26, 2009
Foreign exchange contracts	$(4.2)	$(17.4)	Net sales	$11.4	$6.4
Foreign exchange contracts	(0.2)	2.4	Cost of products sold	0.3	0.2
Bunker fuel swap agreements (1)	(3.4)	-	Cost of products sold	0.7	-

Total	$(7.8)	$(15.0)		$12.4	$6.6

	Six months ended			Six months ended
	July 2, 2010	June 26, 2009		July 2, 2010	June 26, 2009
Foreign exchange contracts	$7.3	$(5.3)	Net sales	$16.0	$17.3
Foreign exchange contracts	(0.9)	5.1	Cost of products sold	0.9	(0.9)
Bunker fuel swap agreements (1)	(4.5)	-	Cost of products sold	1.6	-

Total	$1.9	$(0.2)		$18.5	$16.4

(1) The bunker fuel swap agreements had an inneffective portion of less than $0.1 million for the quarter ended July 2, 2010.

16. Fair Value Measurements

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

Fair Value of Derivative Instruments

We mitigate the risk of fluctuations in currency exchange rates and bunker fuel prices on our results of operations and financial condition by entering into foreign currency cash flow hedges and bunker fuel hedges, respectively.  We account for the fair value of the related forward contracts as either an asset in other current assets and other noncurrent assets or a liability in accrued expenses or other noncurrent liabilities.  We use an income approach to value our outstanding foreign currency and bunker fuel cash flow hedges.  An income approach consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts using current market information as of the measurement date such as foreign currency and bunker fuel spot and forward rates.  Additionally, an element of default risk based on observable inputs was built into the fair value calculation.

 FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

16. Fair Value Measurements (continued)

The following table provides a summary of the fair values of assets and liabilities measured on a recurring basis under “Fair Value Measurements and Disclosures” (U.S. dollars in millions):

Fair Value Measurements
	Foreign currency hedges, net asset		Bunker fuel hedges, asset (liability)

	July 2, 2010	January 1, 2010	July 2, 2010	January 1, 2010
Quoted Prices in Active
Markets for Identical
Assets (Level 1)	$-	$-	$-	$-

Observable Inputs (Level 2)	22.6	15.3	(0.2)	4.3

Significant Unobservable
Inputs (Level 3)	-	-	-	-

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

Capital lease obligations: The carrying value of our capital lease obligations reported in the Consolidated Balance Sheets approximates their fair value based on current interest rates, which contain an element of default risk.  Refer to Note 9, “Long-Term Debt and Capital Lease Obligations”.

Long-term debt: The carrying value of our long-term debt reported in the Consolidated Balance Sheets approximates their fair value since they bear interest at variable rates or fixed rates which contain an element of default risk.  Refer to Note 9, “Long-Term Debt and Capital Lease Obligations”.

Fair Value of Non-Financial Assets

The following is a tabular presentation of the non-recurring fair value measurement of our South Africa subsidiary along with the level within the fair value hierarchy in which the fair value measurement in its entirety falls (U.S. dollars in millions):

	Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment in subsidiary	$7.8	$-	$7.8	$-

	$7.8	$-	$7.8	$-

 FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

16. Fair Value Measurements (continued)

During the quarter ended July 2, 2010, we entered into an agreement to sell substantially all the assets of our South Africa canning operation.  As a result, we recognized a $16.6 million asset impairment of our investment in South Africa in the prepared food reporting segment.  The carrying value of our investment in South Africa, including cumulative translation adjustments was $24.4 million, was written down to a fair value of $7.8 million.  We estimated the fair value of the underlying assets by using the market approach.  The market approach uses prices and other relevant information generated by market transactions involving comparable assets.  We used observable inputs based on market participant information related to the probable sale of South African assets and, as such, we classify the fair value of the investment in South Africa within Level 2 of the fair value hierarchy.

The fair value of the prepared food and melon reporting units’ goodwill is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets. We estimate that a one-percentage point increase in the discount rate and a five percent decrease in expected future cash flows used would result in the carrying values exceeding the fair values by $7.9 million and $3.3 million related to the prepared and melon reporting units, respectively.  This would then trigger a fair valuation of the reporting unit to determine the amount of the impairment, if any.

The prepared food reporting unit trademarks are highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of this asset. We estimate that a five percent decrease in the expected future cash flows from the products that utilize the trademarks and a one-percentage point increase in the discount rate used would result in an impairment loss of approximately $0.9 million related to this asset.

17.  Shareholders’ Equity

On July 31, 2009, our Board of Directors approved a three-year stock repurchase program of up to $150 million of our ordinary shares.

On May 5, 2010, our Board of Directors approved a three-year stock repurchase program of up to $150 million of our ordinary shares. This share repurchase plan is in addition to the share repurchase plan approved by the Board on July 31, 2009.  During the quarter and six months ended July 2, 2010, we purchased 1,564,024 and 2,366,679 of our ordinary shares in open market transactions at an average purchase price of $21.27 and $20.99 per share under this program, respectively. We account for treasury stock using the cost method.

As of July 2, 2010, we repurchased $49.7 million or 2,366,679 ordinary shares under the aforementioned $300 million stock repurchase program approved by the Board of Directors.  We have a maximum dollar value of $250.3 million of shares that may yet be purchased under the stock repurchase program.

As of July 2, 2010, we have retired 2,366,679 of our ordinary shares held in treasury and have no treasury shares outstanding.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $159.0 million for the first six months of 2010 as compared with $211.0 million for the first six months of 2009.  The decrease in cash provided by operating activities was principally attributable to lower net income combined with changes in operating assets and liabilities, which were primarily comprised of higher levels of accounts receivable that resulted from higher net sales, partially offset by lower levels of inventory and higher balances of accounts payable and accrued expenses.

Working capital was $483.4 million at July 2, 2010 compared with working capital of $543.1 million at January 1, 2010.  The decrease in working capital of $59.7 million was primarily attributable to lower levels of growing crop and finished goods inventory and higher balances in accounts payable and accrued expenses, partially offset by higher accounts receivable and prepaid expenses and other current assets.

Net cash used in investing activities for the first six months of 2010 was $18.7 million compared with $36.8 million for the first six months of 2009.  Net cash used in investing activities for the first six months of 2010 consisted of capital expenditures of $28.8 million, partially offset by proceeds from sales of property, plant and equipment of $5.9 million and the return of capital by one of our Costa Rica subsidiaries of $4.2 million.  Capital expenditures for the first six months of 2010 were primarily for expansion of production facilities in Costa Rica, Guatemala, Brazil, Philippines and Kenya and port facilities in North America related to the banana, other fresh produce and prepared food segments.  Proceeds from sales of property, plant and equipment for the first six months of 2010 consisted primarily of the sale of three refrigerated vessels.

Net cash used in investing activities for the first six months of 2009 consisted of capital expenditures of $44.1 million, partially offset by $7.3 million of proceeds from sales of property, plant and equipment.  Capital expenditures for the first six months of 2009 were primarily for distribution centers in Saudi Arabia and expansion of production facilities in Costa Rica, Guatemala and the Philippines related to the banana and other fresh produce segments.  Proceeds from sales of property, plant and equipment for the first six months of 2009 consisted primarily of the sale of three refrigerated vessels.

Net cash used in financing activities for the first six months of 2010 was $155.0 million compared with $177.5 million for the first six months of 2009.  Net cash used in financing activities for the first six months of 2010 consisted of net repayments on long-term debt of $107.0 million and repurchases of our ordinary shares of $49.7 million, partially offset by contributions from noncontrolling interests of $1.5 million and proceeds from stock options exercised of $0.2 million.  Net cash used in financing activities for the first six months of 2009 consisted of net repayments on long-term debt of $186.0 million, partially offset by contributions from noncontrolling interests of $8.5 million.

We finance our working capital and other liquidity requirements primarily through cash from operations and borrowings under our $500.0 million senior secured revolving credit facility (the “Credit Facility”) administered by Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch, which we refer to as Rabobank.  The Credit Facility has a 3.5-year term, with a scheduled expiration date of January 17, 2013.  The Credit Facility includes a swing line facility and a letter of credit facility with a $100 million sublimit.  Borrowings under the Credit Facility bear interest at a spread over the London Interbank Offer Rate (“LIBOR”) that varies with our leverage ratio.  The Credit Facility is collateralized directly or indirectly by substantially all of our assets and is guaranteed by certain of our subsidiaries. At July 2, 2010, we had $203.2 million outstanding under the Credit Facility bearing interest at 3.11%.

The Credit Facility requires us to be in compliance with financial and other covenants, including limitations on capital expenditures, the amount and types of liens and indebtedness, material asset sales and mergers.  As of July 2, 2010, we were in compliance with all of the financial and other covenants contained in the Credit Facility.

At July 2, 2010, we had $292.5 million available under committed working capital facilities, primarily under the Credit Facility.  At July 2, 2010, we applied $18.7 million to the letter of credit facility, comprised primarily of certain contingent obligations and other governmental agencies and purchases of equipment guarantees.  We also had $9.9 million in other letters of credit and bank guarantees not included in the letter of credit facility.

As of July 2, 2010, we had $216.0 million of long-term debt and capital lease obligations, including the current portion, consisting of $203.2 million outstanding under the Credit Facility, $4.7 million of capital lease obligations and $8.1 million of other long-term debt.

Based on our operating plan, combined with our borrowing capacity under our Credit Facility, we believe we will have sufficient resources to meet our cash obligations in the foreseeable future.

As of July 2, 2010, we had cash and cash equivalents of $26.5 million.

As a result of the previously announced closure of our Hawaii pineapple operations, the closure of an under-utilized facility in the United Kingdom, the discontinuance of commercial cargo service in Europe and the discontinuance of our Brazil melon growing operations, we paid approximately $1.5 million in termination benefits and contractual obligations during the first six months of 2010.  We expect to make additional payments of approximately $2.7 million related to these matters.  These cash outlays will be funded from operating cash flows and available borrowings under credit facilities.

The fair value of our derivatives changed from a net asset of $19.6 million as of January 1, 2010, to a net asset of $22.4 million as of July 2, 2010 related to our foreign currency cash flow hedges and bunker fuel hedges primarily as a result of the strengthening of the U.S. dollar relative to the euro and British pound, partially offset by the strengthening of the Japanese yen relative to the U.S. dollar and decreasing oil prices.  We expect that $21.2 million in net assets outstanding will be transferred to earnings during the next 12 months and $1.2 million in 2011 and 2012, along with the earnings effect of the related forecasted transaction for each year.

Results of Operations

The following tables present for each of the periods indicated (i) net sales by geographic region and (ii) net sales and gross profit by product category, and in each case, the percentage of the total represented thereby (U.S. dollars in millions, except percent data):

Net sales by geographic region:
	Quarter ended				Six months ended
	July 2, 2010		June 26, 2009		July 2, 2010		June 26, 2009

North America	$475.9	48%	$464.5	48%	$974.9	50%	$913.4	49%
Europe	262.3	26%	283.2	29%	505.5	26%	518.3	28%
Asia	132.5	13%	135.3	14%	225.5	12%	240.2	13%
Middle East	113.3	11%	72.6	7%	199.6	10%	133.8	7%
Other	16.0	2%	22.8	2%	37.6	2%	52.4	3%
Total	$1,000.0	100%	$978.4	100%	$1,943.1	100%	$1,858.1	100%

Product net sales and gross profit (loss):
	Quarter ended
	July 2, 2010				June 26, 2009

	Net Sales		Gross Profit (Loss)		Net Sales		Gross Profit (Loss)
Banana	$452.1	45%	$30.4	37%	$413.1	42%	$47.4	52%
Other fresh produce	447.8	45%	43.2	52%	445.9	46%	27.3	30%
Prepared food	89.8	9%	10.9	13%	85.7	9%	16.9	19%
Other products and services	10.3	1%	(1.5)	-2%	33.7	3%	(0.6)	-1%
Total	$1,000.0	100%	$83.0	100%	$978.4	100%	$91.0	100%

	Six months ended
	July 2, 2010				June 26, 2009

	Net Sales		Gross Profit		Net Sales		Gross Profit
Banana	$854.9	44%	$48.9	27%	$774.6	42%	$91.0	52%
Other fresh produce	887.3	46%	107.9	60%	865.1	46%	54.9	31%
Prepared food	172.7	9%	23.6	13%	162.5	9%	27.9	16%
Other products and services	28.2	1%	0.4	0%	55.9	3%	1.0	1%
Total	$1,943.1	100%	$180.8	100%	$1,858.1	100%	$174.8	100%

Second Quarter 2010 Compared with Second Quarter 2009

Net Sales. Net sales for the second quarter of 2010 were $1,000.0 million compared with $978.4 million for the second quarter of 2009.  The increase in net sales of $21.6 million was attributable to higher net sales of bananas, prepared food and other fresh produce, partially offset by lower net sales of other products and services.

•
Net sales of bananas increased by $39.0 million principally due to higher sales volume in the Middle East and North America, partially offset by lower sales volume in Asia and lower per unit sales prices in Europe, Asia and the Middle East.  Worldwide banana sales volume increased by 14%.

o	Europe banana sales volume remained flat. Per unit sales prices decreased as compared with the prior year as a result of oversupply and lower demand, combined with unfavorable exchange rates.
o	North America banana sales volume increased as a result of increased supplies. Per unit sales were higher as compared with the prior year.
o
Asia banana sales volume decreased as a result of unfavorable growing conditions in the Philippines. The decrease in per unit sales prices as compared with the prior year was partially offset by favorable exchange rates.

o	Middle East banana sales volume increased as a result of entering into new markets in this region. Per unit sales prices decreased as compared with the prior year.

•
Net sales in the prepared food segment increased $4.1 million principally as the result of increased sales in our Jordanian poultry and prepared meat business, combined with higher net sales of canned pineapples and beverage product lines, partially offset by lower sales volume of canned deciduous fruit due to the weak economic condition in Europe.

•
Net sales in the other fresh produce segment increased $1.9 million principally as a result of higher net sales of pineapples, vegetables and strawberries, partially offset by lower net sales of melons, tomatoes, potatoes and non-tropical fruit.

o	Net sales of pineapples increased principally as a result of a 20% increase in sales volume as a result of higher production in Costa Rica, partially offset by lower per unit sales prices.
o	Net sales of vegetables and strawberries increased principally as a result of higher sales volume in North America.
o	Net sales of melons decreased principally as a result of planned sales volume reductions, partially offset by an increase in per unit sales prices in North America.
o	Net sales of tomatoes decreased primarily as a result of lower volumes due to cold weather and crop delay in North America.
o	Net sales of non-tropical fruit decreased principally due to lower sales volumes of avocados in North America, partially offset by higher sales of apples and citrus in the Middle East.

•
Net sales in the other products and services segment decreased $23.4 million principally as a result of lower third-party freight revenue due to the elimination of freight services from Northern Europe to the Caribbean and lower net sales in our Argentine grain operations.

Cost of Products Sold.  Cost of products sold was $917.0 million for the second quarter of 2010 compared with $887.4 million for the second quarter of 2009, an increase of $29.6 million.  This increase in cost of products sold was primarily attributable to higher sales volumes of bananas and pineapples, partially offset by lower inventory write-offs.  During the second quarter of 2010, cost of products sold included $2.9 million of inventory write-offs and clean-up costs associated with flood damage to our Guatemala banana plantation and $5.6 million related to the write-off of growing crop inventory principally related  to the discontinuation of our Brazil melon growing operations.  During the second quarter of 2009, cost of products sold included a charge of $17.1 million related to the write-off of growing crop inventory as a result of our decision to discontinue pineapple planting in Brazil.

Gross Profit. Gross profit was $83.0 million for the second quarter of 2010 compared with $91.0 million for the second quarter of 2009, a decrease of $8.0 million.  The decrease in gross profit was primarily attributable to lower gross profit on bananas, prepared food and other products and services, partially offset by higher gross profit on other fresh produce.

•
Gross profit in the banana segment decreased $17.0 million primarily due to lower per unit sales prices in Europe, Asia and the Middle East, combined with higher worldwide ocean freight costs as a result of higher fuel costs along with inventory write-offs in Guatemala.  These decreases were partially offset by higher per unit sales prices in North America.  On a worldwide basis, banana per unit sales prices decreased 4% and total per unit costs increased 1%.

•	Gross profit in the prepared food segment decreased $6.0 million principally as a result of higher production costs, combined with lower sales volume of canned deciduous fruit.
•	Gross profit in the other products and services segment decreased $0.9 million as a result of reduced sales in the third-party freight business.
•	Gross profit in the other fresh produce segment increased $15.9 million principally due to higher gross profit on pineapples and non-tropical fruit, partially offset by lower gross profit on melons.
o
Gross profit on pineapples increased principally due to the absence of the $17.1 million charge recorded during the second quarter of 2009 related to our decision to discontinue pineapple planting in Brazil, combined with higher sales volumes.  These increases in gross profit were partially offset by a 7% decrease in per unit sale prices and a 3% increase in per unit cost.

o	Gross profit on non-tropical fruit increased principally due to lower per unit costs and higher per unit sales prices of grapes.
o	Gross profit on melons decreased principally as the result of a charge of $5.0 million for the discontinuation of our Brazil melon growing operations combined with higher per unit costs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $0.6 million from $42.4 million in the second quarter of 2009 to $43.0 million for the second quarter of 2010.  The increase was principally due to the results of Middle East expansion, combined with higher promotional expenses in Europe, partially offset by lower administrative expenses.

Gain on Sales of Property, Plant and Equipment. The gain on sales of property, plant and equipment of $3.1 million during the second quarter of 2010 and $1.8 million during the second quarter of 2009 was principally a result of the sale of refrigerated vessels.

Asset Impairment and Other Charges, Net. Asset impairment and other charges, net of $23.0 million were recorded during the second quarter of 2010 as compared with $1.1 million during the second quarter of 2009.  During the second quarter of 2010, we entered into an agreement to sell substantially all of the assets of our South Africa canning operations.  As a result, we recognized a $16.6 million asset impairment of our investment in South Africa related to the prepared food segment.  Also included in asset impairment and other charges for the second quarter of 2010 were $5.8 million related to flood damage to our banana plantation in Guatemala and $1.1 million related to the discontinuance of melon growing operations in Brazil related to the other fresh produce segment and $0.5 million of insurance recoveries related to the 2008 flood damage to our Brazil banana plantations.

Asset impairment and other charges, net for the second quarter of 2009 related primarily to impairments and other costs incurred as a result of our decision to discontinue planting pineapples in Brazil related to the other fresh produce segment.

Operating Income.  Operating income for the second quarter of 2010 decreased by $29.2 million from $49.3 million in the second quarter of 2009 to $20.1 million for the second quarter of 2010.  The decrease in operating income was due to lower gross profit and higher asset impairments and other charges, net and higher selling, general and administrative expenses, partially offset by higher gain on sales of property, plant and equipment and lower selling, general and administrative expenses.

Interest Expense.  Interest expense decreased by $0.5 million from $3.5 million for the second quarter of 2009 to $3.0 million for the second quarter of 2010, principally due to lower average debt balances.

Other Income (Expense), Net.  Other income (expense), net was an expense of $0.6 million for the second quarter of 2010 as compared with income of $3.2 million for the second quarter of 2009, a decrease of $3.8 million.  This decrease in other income (expense), net was principally attributable to a slight foreign exchange loss during the second quarter of 2010 as compared with foreign exchange gains during the second quarter of 2009.

Provision (Benefit) for Income Taxes.  Provision (benefit) for income taxes was a benefit of $4.5 million for the second quarter of 2010 as compared with a benefit of $3.6 million for the second quarter of 2009.  During the second quarter of 2010, the benefit for income taxes included a $7.3 million benefit as a result of a change in estimate.  In the second quarter of 2009, the benefit for income taxes primarily related to the settlement of certain tax positions in connection with an audit.

First Six Months of 2010 Compared with First Six Months of 2009

Net Sales. Net sales for the first six months of 2010 were $1,943.1 million compared with $1,858.1 million for the first six months of 2009.  The increase in net sales of $85.0 million was attributable to higher net sales of bananas, other fresh produce and prepared food, partially offset by lower net sales of other products and services.

•
Net sales of bananas increased by $80.3 million principally due to higher sales volume in the Middle East, Europe and North America, partially offset by lower sales volume in Asia and lower per unit sales prices in Europe, the Middle East and Asia.

o	North America banana sales volume increased as a result of increased supplies. Per unit sales prices remained relatively flat as compared with the prior year.
o
Europe banana sales volume increased as a result of increased supplies from Central and South America, resulting in lower per unit sales prices.  Also contributing to the decrease in per unit sales prices were unfavorable exchange rates.

o
Asia banana sales volume decreased as a result of unfavorable growing conditions in the Philippines.   The decrease in per unit sales prices as compared with prior year were partially offset by favorable exchange rates.

o	Middle East banana sales volume increased as a result of shipments to new markets in this region. Per unit sales prices decreased as compared with the prior year.

•
Net sales in the other fresh produce segment increased $22.2 million principally as a result of higher net sales of pineapples, fresh-cut products and vegetables, partially offset by lower net sales of melons and potatoes.

o
Net sales of pineapples increased principally due to a 17% increase in sales volume as a result of increased production in Costa Rica, partially offset by a 2% overall reduction in per unit sales prices.

o
Net sales of fresh-cut products increased principally due to higher sales volumes in North America and the Middle East that resulted from expansion of our customer base along with increased business with our current retail and foodservice customers in addition to higher per unit sales prices in North America and Europe, partially offset by lower sales volume in Europe.

o	Net sales of vegetables increased principally as a result of higher sales volume of onions and bell peppers in North America.
o	Net sales of melons decreased principally as a result of planned sales volume reductions, partially offset by higher per unit sales prices in North America.
o	Net sales of potatoes decreased primarily as a result of continued product rationalization.

•
Net sales in the prepared food segment increased $10.2 million principally as the result of increased sales in our Jordanian poultry and processed meat business, industrial juice concentrate and beverage product lines.

•
Net sales in the other products and services segment decreased $27.7 million principally as a result of lower third-party freight revenue due to the elimination of freight services from Northern Europe to the Caribbean and lower net sales in our Argentine grain operations.

Cost of Products Sold.  Cost of products sold was $1,762.3 million for the first six months of 2010 compared with $1,683.3 million for the first six months of 2009, an increase of $79.0 million. This increase in cost of products sold was primarily attributable to higher banana and pineapple sales volume.

Gross Profit.  Gross profit was $180.8 million for the first six months of 2010 compared with $174.8 million for the first six months of 2009, an increase of $6.0 million.  The increase in gross profit was primarily attributable to higher gross profit on other fresh produce, partially offset by lower gross profit on bananas, prepared food and other products and services.

•	Gross profit in the other fresh produce segment increased $53.0 million principally due to higher gross profit on pineapples, non-tropical fruit, melons and fresh-cut products.
o
Gross profit on pineapples principally reflected a charge of $17.1 million that was recorded in the second quarter 2009 related to the write-off of growing crop inventory as a result of our decision to discontinue pineapple planting in Brazil.  Also contributing to the increase in gross profit on pineapples during the first six months of 2010 were lower per unit costs and higher sales volume in North America, the Middle East and Asia.

o
Gross profit on non-tropical fruit increased principally due to higher per unit sales prices as a result of industry shortages of grapes, combined with improved quality and a 5% reduction in per unit costs.

o
Gross profit on melons increased principally as the result of improvements in per unit sales prices in North America, partially offset by lower per unit sales prices in Europe, higher fruit production and procurement and ocean freight costs, combined with the charge of $5.0 million for the discontinuation of our Brazil melon growing operations.

o	Gross profit on fresh-cut fruit increased as a result of higher sales that resulted from expansion of our customer base and improved product mix.
•
Gross profit in the banana segment decreased $42.1 million primarily due to lower per unit sales prices in Europe that resulted from increased supply in the market, combined with higher worldwide freight costs as a result of higher fuel prices and unfavorable exchange rates.  On a worldwide basis, banana per unit sales prices decreased 4% and total per unit costs increased 2%.

•	Gross profit in the prepared food segment decreased $4.3 million principally as a result of higher per unit costs of canned deciduous fruit and canned pineapple.
•	Gross profit in the other products and services segment decreased $0.6 million primarily as a result of lower third-party freight revenues.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $5.7 million from $79.3 million for the first six months of 2009 to $85.0 million for the first six months of 2010.  The increase was primarily due to higher promotional expenses in Europe and Asia and higher selling and marketing expenses in Europe, the Middle East and Asia.

Gain on Sales of Property, Plant and Equipment. The gain on sales of property, plant and equipment of $3.4 million during the first six months of 2010 and $1.9 million during the first six months of 2009 was principally a result of the sale of refrigerated vessels.

Asset Impairment and Other Charges, Net. Asset impairment and other charges, net of $24.0 million were recorded during the first six months of 2010 as compared with $1.5 million during the first six months of 2009.  During the first six months 2010, we entered into an agreement to sell substantially all of the assets of our South Africa canning operations.  As a result, we recognized a $16.6 million asset impairment of our investment in South Africa related to the prepared food segment.  Also included in Asset impairment and other charges during the first six months of 2010 were $5.8 million related to flood damage to our banana plantation in Guatemala, $1.1 million related to the discontinuation of melon growing operations in Brazil related to the other fresh produce segment, $1.0 million related to damages caused by an earthquake in Chile in the other fresh produce segment and $0.5 million of insurance recoveries related to the 2008 flood damage in our Brazil banana plantations.

Asset impairment and other charges, net for the first six months of 2009 included a $1.0 million charge related to our decision to discontinue pineapple planting in Brazil, a $2.0 million impairment charge of the DEL MONTE ® perpetual, royalty-free brand name license for beverage products in the United Kingdom due to lower than expected sales volume and pricing, partially offset by $1.5 million primarily related to the reversal of contract termination costs as a result of the previously announced closing of our Hawaii pineapple operations.

Operating Income.  Operating income for the first six months of 2010 decreased by $20.7 million to $75.2 million compared with $95.9 million for the first six months of 2009.  The decrease in operating income was due to higher asset impairments and other charges, higher selling, general and administrative expenses, partially offset by higher gross profit and gain on sales of property, plant and equipment.

Interest Expense.  Interest expense increased by $0.3 million to $6.4 million for the first six months of 2010 compared with $6.1 million for the first six months of 2009, principally due to higher interest rates, partially offset by lower average debt balances.

Other Income (Expense), Net.  Other income, net was an expense of $9.6 million for the first six months of 2010 as compared with expense of $2.8 million for the first six months of 2009.  The decrease in other income (expense), net was principally attributable to higher foreign exchange losses during the first six months of 2009 as compared with the first six months of 2009.

Provision (Benefit) for Income Taxes.  Provision (benefit) for income taxes was a provision of $1.5 million for the first six months of 2010 as compared with a benefit of $1.0 million for the first six months of 2009 due to higher earnings in certain taxable jurisdictions.

Fair Value Measurements

During the quarter ended July 2, 2010, we entered into an agreement to sell substantially all the assets of our South Africa canning operations.  As a result, we recognized a $16.6 million asset impairment of our investment in South Africa in the prepared reporting segment.  The carrying value of our investment in South Africa including cumulative translation adjustments was $24.4 million and was written down to a fair value of $7.8 million. We estimated the fair value of the underlying assets by using the market approach.  The market approach uses prices and other relevant information generated by market transactions involving comparable assets.  We used observable inputs based on market participant information related to the probable sale of South African assets and, as such, we classify the fair value of the investment in South Africa within Level 2 of the fair value hierarchy.

We assess goodwill for impairment on an annual basis on the first day of the fourth quarter of each year, or sooner if events indicate such a review is necessary.  As of July 2, 2010, we were not aware of any items or events that would cause us to further adjust the recorded value of goodwill for impairment. Potential impairment exists if the fair value of a reporting unit to which goodwill has been allocated is less than the carrying value of the reporting unit. The amount of the impairment to recognize, if any, is calculated as the amount by which the carrying value of goodwill exceeds its implied value. Future changes in the estimates used to conduct the impairment review, including revenue projection, market values and changes in the discount rate used, could cause the analysis to indicate that our goodwill is impaired in subsequent periods and result in a write-off of a portion or all of goodwill. The discount rate used is based on independently calculated risks, our capital mix and an estimated market risk premium. The fair value of the prepared food and melon reporting units’ goodwill is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of this asset. If we are unable to recover from current challenging economic conditions in Europe, the prepared food reporting unit goodwill may be at risk for impairment in the future.  If we are unable to recover from lower melon pricing in North America, the melon reporting unit may be at risk for impairment in the future.  As of the latest annual impairment test, the fair values of the prepared food and melon reporting unit’s goodwill exceeded their carrying values by 18% and 4%, respectively.  We estimate that a one-percentage point increase in the discount rate and a five percent decrease in expected future cash flows used would result in the carrying values exceeding the fair values by $7.9 million and $3.3 million related to the prepared food and melon reporting units, respectively.  This would then trigger a fair valuation of the respective reporting unit to determine the amount of the impairment, if any.

As part of the Del Monte Foods acquisition, we acquired perpetual, royalty-free licenses to use the DEL MONTE® brand for processed and/or canned food in more than 100 countries throughout Europe, Africa and the Middle East. This indefinite-lived asset is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of this asset. We estimate that a five percent decrease in the expected future cash flows of this indefinite-lived intangible asset and a one-percentage point increase in the discount rate used would result in a further impairment loss of approximately $0.9 million related to this asset.

Seasonality

Interim results are subject to significant variations and may not be indicative of the results of operations that may be expected for the entire 2010 fiscal year.  See the information under the caption “Seasonality” provided in Item 1. Business of our annual report on Form 10-K for the year ended January 1, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our annual report on Form 10-K for the year ended January 1, 2010.

Item 4.	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 2, 2010.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.  Such officers also confirm that there was no change in our internal control over financial reporting during the quarter ended July 2, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 11, “Commitments and Contingencies”, to the Consolidated Financial Statements, Part I, Item 1 included herein.

Item 1A.	Risk Factors

There have been no material changes in the risk factors from the information provided in Item 1A. Risk Factors of our annual report on Form 10-K for the year ended January 1, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our purchases of ordinary shares during the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (2)(3)
April 3, 2010 through May 2, 2010	1,021,624	$21.34	1,021,624	$111,800,660
May 3, 2010 through June 2, 2010	542,400	$21.15	542,400	$250,328,900
June 3, 2010 through July 2, 2010	-	$-	-	$250,328,900
Total	1,564,024	$21.27	1,564,024	$250,328,900

(1) As of July 2, 2010, we retired all 1,564,024 of the repurchased ordinary shares.

(2) On August 3, 2009, we announced that our Board of Directors, at their July 31, 2009 board meeting, approved a three-year stock repurchase program of up to $150.0 million of our ordinary shares.

(3)   On May 5, 2010, we announced that our Board of Directors, at their May 5, 2010 board meeting, approved a three-year stock repurchase program of up to $150.0 million of our ordinary shares in addition to the program announced on August 3, 2009.

Item 6.	Exhibits

10.1*	Fresh Del Monte Produce Inc. 2010 Non-Employee Directors Equity Plan, effective as of May 5, 2010.

10.2*	Amended and Restated Fresh Del Monte Produce Inc. Performance Incentive Plan for Senior Executives, effective May 5, 2010.

10.3*	Fresh Del Monte Produce Inc. Long-Term Incentive Plan, effective January 1, 2008 (as Amended May 5, 2010).

31.1*	Certification of Chief Executive Officer filed pursuant to 17 CFR 240.13a-14(a).

31.2*	Certification of Chief Financial Officer filed pursuant to 17 CFR 240.13a-14(a).

32*	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 17 CFR 240.13a-14(b) and 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document (furnished herewith).

101.SCH**	XBRL Taxonomy Extension Schema Document Linkbase Document (furnished herewith).

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith).

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith).

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith).

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith).

*	Filed herewith

**
In accordance with Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fresh Del Monte Produce Inc.

Date: August 3, 2010	By:	/s/ Hani El-Naffy
Hani El-Naffy
President & Chief Operating Officer

	By:	/s/ Richard Contreras
Richard Contreras
Senior Vice President & Chief Financial Officer

Exhibit Index

Exhibit No.	Description
10.1	Fresh Del Monte Produce Inc. 2010 Non-Employee Directors Equity Plan, effective as of May 5, 2010.

10.2	Amended and Restated Fresh Del Monte Produce Inc. Performance Incentive Plan for Senior Executives, effective May 5, 2010.

10.3	Fresh Del Monte Produce Inc. Long-Term Incentive Plan, effective January 1, 2008 (as Amended May 5, 2010).

31.1	Certification of Chief Executive Officer filed pursuant to 17 CFR 240.13a-14(a).

31.2	Certification of Chief Financial Officer filed pursuant to 17 CFR 240.13a-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 17 CFR 240.13a-14(b) and 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document (furnished herewith).

101.SCH*	XBRL Taxonomy Extension Schema Document Linkbase Document (furnished herewith).

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith).

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith).

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith).

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith).

*
In accordance with Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.