Form 10-Q
period 2010-10-01
FRESH DEL MONTE PRODUCE INC
filed 2010-11-02
CIK 1047340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2010

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

As of October 22, 2010, there were 59,704,769 and 59,356,979 ordinary shares of Fresh Del Monte Produce Inc. issued and outstanding, respectively.

Forward-Looking Statements

This report, information included in future filings by us and information contained in written material, press releases and oral statements, issued by or on behalf of us contains, or may contain, statements that constitute forward-looking statements. In this report, these statements appear in a number of places and include statements regarding the intent, beliefs or current expectations of us or our officers (including statements preceded by, followed by or that include the words “believes”, “expects”, “anticipates” or similar expressions) with respect to various matters, including our plans and future performance.  These forward-looking statements involve risks and uncertainties.  Fresh Del Monte’s actual plans and performance may differ materially from those in the forward-looking statements as a result of various factors, including (i) the uncertain global economic environment and the timing and strength of a recovery in the markets we serve, and the extent to which adverse economic conditions continue to affect our sales volume and results, including our ability to command premium prices for certain of our principal products, or increase competitive pressures within the industry, (ii) the impact of governmental initiatives in the United States and abroad to spur economic activity, including the effects of significant government monetary or other market interventions on inflation, price controls and foreign exchange rates, (iii) the impact of governmental trade restrictions, including adverse governmental regulation that may impact our ability to access certain markets, (iv) our anticipated cash needs in light of our liquidity, (v) the continued ability of our distributors and suppliers to have access to sufficient liquidity to fund their operations, (vi) trends and other factors affecting our financial condition or results of operations from period to period, including changes in product mix or consumer demand for branded products such as ours, particularly as consumers remain price-conscious in the current economic environment; anticipated price and expense levels; the impact of crop disease, severe weather conditions, such as the recent adverse weather conditions in our banana production areas, or natural disasters, such as earthquakes, on crop quality and yields and on our ability to grow, procure or export our products; the impact of prices for petroleum-based products and packaging materials; and the availability of sufficient labor during peak growing and harvesting seasons, (vii) the impact of pricing and other actions by our competitors, particularly during periods of low consumer confidence and spending levels, (viii) the impact of foreign currency fluctuations, (ix) our plans for expansion of our business (including through acquisitions) and cost savings, (x) our ability to successfully integrate acquisitions into our operations, (xi) the impact of impairment or other charges associated with exit activities, crop or facility damage or otherwise, (xii) the timing and cost of resolution of pending legal and environmental proceedings, (xiii) the impact of changes in tax accounting or tax laws (or interpretations thereof), and the impact of settlements of adjustments proposed by the Internal Revenue Service or other taxing authorities in connection with our tax audits, and (xiv) the cost and other implications of changes in regulations applicable to our business, including potential legislative or regulatory initiatives in the United States or elsewhere directed at mitigating the effects of climate change. All forward-looking statements in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(U.S. dollars in millions, except share and per share data)

	October 1,	January 1,
	2010	2010
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$50.8	$34.5
Trade accounts receivable, net of allowance of
$10.1 and $11.9, respectively	288.9	309.8
Other accounts receivable, net of allowance
of $12.6 and $14.1, respectively	42.2	65.2
Inventories	396.9	436.9
Deferred income taxes	7.3	7.8
Prepaid expenses and other current assets	42.0	46.2
Total current assets	828.1	900.4

Investments in and advances to unconsolidated companies	3.9	10.4
Property, plant and equipment, net	1,044.8	1,068.5
Deferred income taxes	64.2	68.9
Other noncurrent assets	137.5	138.8
Goodwill	407.6	409.0
Total assets	$2,486.1	$2,596.0

Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued expenses	$348.8	$316.9
Current portion of long-term debt and capital lease obligations	5.4	4.9
Deferred income taxes	26.6	25.8
Income taxes and other taxes payable	14.1	9.7
Total current liabilities	394.9	357.3

Long-term debt and capital lease obligations	196.8	320.3
Retirement benefits	79.0	78.0
Other noncurrent liabilities	68.0	60.1
Deferred income taxes	77.2	85.1
Total liabilities	815.9	900.8

Commitments and contingencies

Shareholders' equity:
Preferred shares, $0.01 par value; 50,000,000 shares
authorized; none issued or outstanding	-	-
Ordinary shares, $0.01 par value; 200,000,000 shares
authorized; 60,076,239 issued and 59,987,539 outstanding
and 63,615,411 issued and outstanding, respectively	0.6	0.6
Paid-in capital	491.2	561.2
Retained earnings	1,180.3	1,108.5
Less: 88,700 treasury shares at cost	(1.9)	-
Accumulated other comprehensive income	(25.3)	2.8
Total Fresh Del Monte Produce Inc. shareholders' equity	1,644.9	1,673.1
Noncontrolling interests	25.3	22.1
Total shareholders' equity	1,670.2	1,695.2
Total liabilities and shareholders' equity	$2,486.1	$2,596.0

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(U.S. dollars in millions, except share and per share data)

	Quarter ended		Nine months ended
	October 1,	September 25,	October 1,	September 25,
	2010	2009	2010	2009

Net sales	$793.1	$766.2	$2,736.2	$2,624.3
Cost of products sold	741.1	697.2	2,503.4	2,380.5
Gross profit	52.0	69.0	232.8	243.8

Selling, general and administrative expenses	40.9	43.3	125.9	122.6
Gain on sales of property, plant and equipment	4.5	2.4	7.9	4.3
Asset impairment and other charges, net	0.1	10.0	24.1	11.5
Operating income	15.5	18.1	90.7	114.0

Interest expense	2.2	2.8	8.6	8.9
Interest income	0.3	0.1	0.7	0.5
Other income (expense), net	3.0	1.0	(6.6)	(1.8)

Income before income taxes	16.6	16.4	76.2	103.8

Provision for (benefit from) income taxes	3.2	(12.8)	4.7	(13.8)
Net income	$13.4	$29.2	$71.5	$117.6

Less: net (loss) income attributable to noncontrolling interests	(1.1)	0.6	(0.3)	1.9
Net income attributable to Fresh Del Monte Produce Inc.	$14.5	$28.6	$71.8	$115.7

Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Basic	$0.24	$0.45	$1.16	$1.82

Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Diluted	$0.24	$0.45	$1.16	$1.82

Weighted average number of ordinary shares:
Basic	60,735,357	63,568,042	61,984,107	63,558,155
Diluted	60,919,626	63,682,513	62,149,688	63,629,854

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(U.S. dollars in millions)

	Nine months ended
	October 1,	September 25,
	2010	2009
Operating activities:
Net income	$71.5	$117.6
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	59.2	63.2
Amortization of debt issuance costs	1.7	2.7
Stock-based compensation expense	6.1	8.3
Asset impairment charges	25.8	12.5
Change in uncertain tax positions	(0.9)	(3.9)
Gain on sales of property, plant and equipment	(7.9)	(4.3)
Equity in income of unconsolidated companies	0.7	(0.4)
Deferred income taxes	(6.2)	(12.9)
Foreign currency translation adjustment	(3.6)	9.0
Changes in operating assets and liabilities:
Receivables	46.7	67.7
Inventories	42.8	16.0
Prepaid expenses and other current assets	(5.5)	4.5
Accounts payable and accrued expenses	18.9	(25.9)
Other noncurrent assets and liabilities	(9.5)	(0.9)
Net cash provided by operating activities	239.8	253.2

Investing activities:
Capital expenditures	(48.0)	(63.2)
Proceeds from sales of property, plant and equipment	12.5	12.4
Return of investment by unconsolidated company	4.2	-
Net cash used in investing activities	(31.3)	(50.8)

Financing activities:
Proceeds from long-term debt	389.3	171.9
Payments on long-term debt	(512.8)	(376.6)
Contributions from noncontrolling interests, net	3.4	13.0
Proceeds from stock options exercised	0.8	0.7
Repurchase of shares	(78.8)	-
Net cash used in financing activities	(198.1)	(191.0)

Effect of exchange rate changes on cash	5.9	(0.2)

Net increase in cash and cash equivalents	16.3	11.2
Cash and cash equivalents, beginning	34.5	27.6
Cash and cash equivalents, ending	$50.8	$38.8

Supplemental cash flow information:
Cash paid for interest	$6.5	$6.4
Cash paid for income taxes	$4.3	$4.3

Non-cash financing and investing activities:
Purchase of assets under capital lease obligations	$0.5	$0.1
Retirement of treasury shares	$76.9	$-

 See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. General

Reference in this report to “Fresh Del Monte”, “we”, “our”, “us” and the “Company” refer to Fresh Del Monte Produce Inc. and its subsidiaries, unless the context indicates otherwise.

We were incorporated under the laws of the Cayman Islands on August 29, 1996 and are engaged primarily in the worldwide production, transportation and marketing of fresh produce.  We source our products, which include bananas, pineapples, melons and non-tropical fruit (including grapes, apples, pears, peaches, plums, nectarines, apricots, avocados, citrus and kiwis) and tomatoes, primarily from Central America, South America, Africa and the Philippines. We also source products from North America and Europe and distribute our products in North America, Europe, Asia, South America, Africa and the Middle East. Products are sourced from our Company-owned farms, through joint venture arrangements and through supply contracts with independent growers. We have the exclusive right to use the DEL MONTE® brand for fresh fruit, fresh vegetables and other fresh and fresh-cut produce and certain other specified products on a royalty-free basis under a worldwide, perpetual license from Del Monte Corporation, an unaffiliated company that owns the DEL MONTE® trademark. Del Monte Corporation and several other unaffiliated companies manufacture, distribute and sell under the DEL MONTE® brand canned or processed fruit, vegetables and other produce, as well as dried fruit, snacks and other products in certain geographic regions.

We are also a producer, marketer and distributor of prepared fruit and vegetables, juices, beverages and snacks and we hold a perpetual, royalty-free license to use the DEL MONTE® brand for prepared food throughout Europe, Africa, the Middle East and the countries formerly part of the Soviet Union.

The accompanying unaudited Consolidated Financial Statements for the quarter and nine months ended October 1, 2010 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments of a normal recurring nature considered necessary for fair presentation have been included.  Operating results for the quarter and nine months ended October 1, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the Consolidated Financial Statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended January 1, 2010.

Certain amounts from 2009 have been reclassified to conform to the 2010 presentation.  Included in the reclassifications is a correction of an immaterial error of classifying gain on sales of property, plant and equipment in other expense, net in the Consolidated Statements of Income for 2009.  Accordingly, we have reclassified these amounts for 2009 as gain on sales of property, plant and equipment, a component of operating income.  We also reclassified 2009 operating cash flows to conform to the 2010 presentation primarily related to contributions from noncontrolling interests.

We are required to evaluate events occurring after October 1, 2010 for recognition and disclosure in the Consolidated Financial Statements for the quarter and nine months ended October 1, 2010.  Events are evaluated based on whether they represent information existing as of October 1, 2010, which require recognition in the Consolidated Financial Statements or new events occurring after October 1, 2010, which do not require recognition but require disclosure if the event is significant to the Consolidated Financial Statements.  We evaluated events occurring subsequent to October 1, 2010 through the date of issuance of these Consolidated Financial Statements.

2.  Recently Issued Accounting Pronouncement

On July 21, 2010, the Financial Accounting Standards Board (“FASB”) issued a final Accounting Standards Update (“ASU”) regarding “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”.  Entities with financing receivables will be required to disclose, among other things, a rollforward of the allowance for credit losses; credit quality information, such as credit risk scores or external credit agency rating; and impaired loan information, modification information and nonaccrual and past due information.  It is important to note that while the ASU will likely have the greatest effect on financial institutions; it applies to all entities with financing receivables.  A financing receivable is an arrangement that represents a contractual right to receive money on demand or on fixed or determinable dates and that is recognized as an asset in the entity’s statement of financial position.  This ASU provides a two-step adoption approach.  The additional disclosure requirements for financing receivables are effective for financial statements for interim or annual reporting periods ending on or after December 15, 2010.  The disclosure requirements regarding activity that occurs during a reporting period related to financing receivables are effective for financial statements for interim or annual reporting periods beginning on or after December 15, 2010.  We will be required to comply with these disclosure requirements in our year end 2010 and first quarter 2011 Consolidated Financial Statements.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

3. Asset Impairment and Other Charges

The following represents a summary of asset impairment and other charges, net recorded during the quarter and nine months ended October 1, 2010 and September 25, 2009 (U.S. dollars in millions):

	Quarter ended		Nine months ended
	October 1,	September 25,	October 1,	September 25,
	2010	2009	2010	2009
Charges (credits) related to asset impairments, net	$(0.1)	$-	$6.3	$2.0
Asset impairment and other charges related to exit activities, net	0.2	10.0	17.8	9.5

Total asset impairment and other charges, net	$0.1	$10.0	$24.1	$11.5

Asset impairment and other charges, net of $0.1 million for the quarter ended October 1, 2010 related to the following:

●	$2.4 million of insurance reimbursements and $0.2 million of impairment charges as a result of flood damage to our Guatemala banana plantation in the banana segment.

●
$1.4 million impairment of the DEL MONTE® perpetual, royalty-free brand name license due to lower than expected sales volume and pricing for beverage products in the United Kingdom related to the prepared food segment.

●	$0.7 million impairment as a result of the relocation of a port facility in North America in the banana segment.

●	$0.2 million in termination benefits primarily related to exit activities in South Africa in the prepared food segment.

Asset impairment and other charges, net of $24.1 million for the nine months ended October 1, 2010 related to the following:

●
$1.4 million impairment of the DEL MONTE® perpetual, royalty-free brand name license due to lower than expected sales volume and pricing for beverage products in the United Kingdom related to the prepared food segment.

●	$2.4 million of insurance reimbursements and $6.0 million of impairment charges as a result of flood damage to our Guatemala banana plantation in the banana segment.

●	$0.7 million impairment as a result of the relocation of a port facility in North America in the banana segment.

●	$1.0 million impairment related to damaged caused by the February earthquake in Chile in the other fresh produce segment.

●	$0.4 million of insurance recoveries related to the 2008 flood damage in our Brazil banana plantations in the banana segment.

●
$16.7 million impairment of our investment in South Africa and other charges as a result of entering into an agreement to sell substantially all of the assets of our South Africa canning operations in the prepared food segment.

●	$1.1 million in termination benefits due to the discontinuation of the melon growing operations in Brazil in the other fresh produce segment.

Asset impairment and other charges, net of $10.0 million for the quarter ended September 25, 2009 related to the following:

●
$9.7 million impairment resulting from our second quarter decision to discontinue pineapple planting in Brazil and our subsequent decision, during the third quarter, to not use certain property, plant and equipment as originally intended for other crop production in the other fresh produce segment.

●	$1.1 million in termination benefits and contract termination costs resulting from our decision to discontinue our commercial cargo service in Europe in the other products and services segment.

●	$0.8 million in reversals of contract termination costs related to the closure of an under-utilized distribution center in the United Kingdom in the banana segment.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

3. Asset Impairment and Other Charges (continued)

Asset impairment and other charges, net of $11.5 million for the nine months ended September 25, 2009 related to the following:

●
$2.0 million impairment of the DEL MONTE® perpetual, royalty-free brand name license due to lower than expected sales volume and pricing for beverage products in the United Kingdom related to the prepared food segment.

●
$10.7 million asset impairment and other charges resulting from our second quarter decision to discontinue pineapple planting in Brazil and our subsequent decision, during the third quarter, to not use certain property, plant and equipment as originally intended for other crop production in the other fresh produce segment.

●	$1.1 million in termination benefits and contract termination costs resulting from our decision to discontinue our commercial cargo service in Europe in the other products and services segment.

●
$2.3 million in reversals of contract termination costs related to the closure of an under-utilized distribution center in the United Kingdom in the banana segment and the previously announced closing of our Hawaii pineapple operation in the other fresh produce segment.

Exit Activity Reserves

The following represents a rollforward of 2010 activities related to exit activity reserves (U.S. dollars in millions):

	Exit activity			Exit activity
	reserve balance at	Impact to	Cash	reserve balance at
	January 1, 2010	earnings	paid	October 1, 2010

Termination benefits	$1.7	$1.2	$(1.6)	$1.3
Contract termination and other
exit activity charges	1.4	-	(0.1)	1.3
	$3.1	$1.2	$(1.7)	$2.6

Included in the exit activity reserve balance at October 1, 2010 are $1.3 million contract termination costs related to the closure of an under-utilized distribution center in the United Kingdom in the banana segment and $1.3 million in termination benefits primarily related to the previously announced decision to exit Hawaiian production operations in the other fresh produce segment. We do not expect additional charges related to the exit activities mentioned above that would significantly impact our results of operations and financial condition.

4. Noncontrolling Interests

The following table reconciles shareholders’ equity attributable to noncontrolling interests (U.S. dollars in millions):

	Nine months ended
	October 1,	September 25,
	2010	2009

Noncontrolling interests, beginning	$22.1	$17.0
Net (loss) income attributable to the noncontrolling interests	(0.3)	1.9
Translation adjustments	0.8	0.1
Capital contributions	2.7	3.7
Noncontrolling interests, ending	$25.3	$22.7

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

One of our Del Monte Gold® Extra Sweet pineapple producers meets the definition of a VIE pursuant to the ASC guidance on “Consolidation” and is consolidated. Our variable interest in this entity includes an equity investment and certain debt guarantees.  All of this entity’s pineapple production is sold to us. Based on the criteria of this ASC, as amended by this ASU, we are the primary beneficiary of this entity’s expected residual returns or losses in excess of our ownership interest. Although we are the primary beneficiary, the VIE’s creditors do not have recourse against our general credit. At October 1, 2010, the VIE had total assets of $44.5 million and total liabilities of $12.0 million.  The VIE had long-term debt of $6.3 million, which is collateralized by its property, plant and equipment and further guaranteed by a $2.9 million standby letter of credit issued by us.  As of October 1, 2010, the VIE is current on the guaranteed long-term debt.  There are no other restrictions on the assets of the VIE.

We have provided funding for capital investments in the VIE in proportion to our voting interest. We may from time to time in the future provide additional funding for capital investments in the VIE.

6. Stock-Based Compensation

Stock-based compensation expense included in selling, general and administrative expenses related to stock options on a straight-line, single award basis and restricted stock awards included in the accompanying Consolidated Statements of Income was as follows (U.S. dollars in millions, except per share data):

	Quarter ended		Nine months ended
	October 1,	September 25,	October 1,	September 25,
	2010	2009	2010	2009

Stock-based compensation expense	$1.6	$4.5	$6.1	$8.3

Stock-based compensation expense per diluted share	$0.03	$0.07	$0.10	$0.13

We are in a net operating loss carry-forward position in the relevant jurisdictions.  Therefore, for the quarter and nine months ended October 1, 2010, excess share-based payment deductions resulting from stock options exercised in these periods have not been realized through a reduction in taxes currently payable or related effect on cash flows.  Proceeds of $0.8 million were received from the exercise of stock options for the nine months ended October 1, 2010. The proceeds received from exercise of stock options were $0.7 million for the nine months ended September 25, 2009.

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

On May 5, 2010, we awarded 32,956 restricted shares from our Directors Equity Plan at a price of $21.24 per share. Stock-based compensation expense related to this grant was $0.7 million for the nine months ended October 1, 2010.

The following table lists the various stock option grants occurring for the nine months ended October 1, 2010 and September 25, 2009:

Stock Option Grant	Number of Options Granted	Exercise Price	Fair Value
March 3, 2010 - Chairman and Chief Executive Officer	161,000	$20.13	$7.46
July 31, 2009 - Employees	1,295,000	21.72	8.08
May 1, 2009 - Non-management Member of our Board of Directors	30,000	14.77	6.22
February 25, 2009 - Chairman and Chief Executive Officer	161,000	19.83	8.11
February 25, 2009 - Seven Non-management Members of our Board of Directors	43,750	19.83	7.33

All stock options were granted from our 1999 Share Incentive Plan and may be exercised over a period not in excess of 10 years.  These options vested 20% on the applicable grant date and will vest an additional 20% on each of the first four anniversaries of the applicable grant dates with the exception of the option granted on February 25, 2009 to seven non-management members of our Board of Directors, which vested 100% on the grant date.

7. Inventories

Inventories consisted of the following (U.S. dollars in millions):

	October 1,	January 1,
	2010	2010
Finished goods	$139.5	$178.0
Raw materials and packaging supplies	127.2	120.5
Growing crops	130.2	138.4
Total inventories	$396.9	$436.9

During the quarter ended October 1, 2010, we recorded a credit of $1.2 million related to flood damage to our Guatemala banana farms, which included $2.6 million in insurance proceeds, partially offset by $1.4 million in additional costs related to the flood.  During the nine months ended October 1, 2010, we incurred charges of $8.3 million in cost of products sold primarily related to growing crop inventory and raw materials and packaging supplies inventory as a result of exit activities in Brazil related to our melon operations and flood damage to our Guatemala banana farms, in the other fresh produce and banana segments, respectively.  During the nine months ended September 25, 2009, we incurred a charge of $17.1 million in cost of products sold primarily related to growing crop inventory as a result of our decision to discontinue pineapple planting in Brazil, in the other fresh produce segment.

 FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

8. Long-Term Debt and Capital Lease Obligations

On July 17, 2009, we entered into a 3.5-year, $500 million senior secured revolving credit facility, expiring on January 17, 2013 (the “Credit Facility”), with Rabobank Nederland, New York Branch, as administrative agent and lead arranger. The Credit Facility includes a swing line facility and a letter of credit facility with a $100 million sublimit. Borrowings under the Credit Facility bear interest at a spread over the London Interbank Offer Rate (“LIBOR”) that varies with our leverage ratio. The Credit Facility is collateralized directly or indirectly by substantially all of our assets and is guaranteed by certain of our subsidiaries. On August 13, 2010, we amended the Credit Facility by lowering the spread over LIBOR that varies with our leverage ratio.

The Credit Facility requires us to be in compliance with financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers. As of October 1, 2010, we were in compliance with all of the covenants contained in the Credit Facility. The Credit Facility permits borrowings under the revolving commitment with an interest rate (2.26% per annum at October 1, 2010) determined based on our leverage ratio and spread over LIBOR. In addition, we pay a fee on unused commitments.

At October 1, 2010, we had $303.6 million available under committed working capital facilities, primarily under the Credit Facility.  At October 1, 2010, we applied $16.0 million to the letter of credit facility, comprised primarily of certain contingent obligations and other governmental agency guarantees combined with guarantees for purchases of raw materials and equipment. Included in the letter of credit facility, $2.9 million relates to a debt guarantee for a VIE. We also had $12.5 million in other letters of credit and bank guarantees not included in the letter of credit facility. Refer to Note 5, “Variable Interest Entities”, for further discussion of VIEs.

At October 1, 2010, we had $202.2 million of long-term debt and capital lease obligations, including the current portion, consisting of $190.0 million outstanding under the Credit Facility, $4.1 million of capital lease obligations and $8.1 million of other long-term debt and notes payable.

9. Comprehensive Income

The following table sets forth comprehensive income for the quarter and nine months ended October 1, 2010 and September 25, 2009 (U.S. dollars in millions):

	Quarter ended		Nine months ended
	October 1,	September 25,	October 1,	September 25,
	2010	2009	2010	2009
Comprehensive income:
Net income	$13.4	$29.2	$71.5	$117.6
Net unrealized loss on derivatives	(38.7)	(8.6)	(36.8)	(8.8)
Net unrealized foreign currency
translation gain	14.7	5.2	9.6	21.4
Net change in retirement benefit
adjustment, net of tax	(0.1)	(0.1)	(0.1)	0.8
Comprehensive (loss) income	(10.7)	25.7	44.2	131.0

Less: comprehensive (loss) income attributable to noncontrolling interests	(0.7)	0.9	0.5	2.0
Comprehensive (loss) income attributable to Fresh Del Monte Produce Inc.	$(10.0)	$24.8	$43.7	$129.0

Net unrealized losses on derivatives increased by $30.1 million and $28.0 million for the quarter and nine months ended October 1, 2010, respectively, primarily related to the strengthening of the Japanese yen vs. the U.S. dollar relative to the hedged rate.

 FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

10. Commitments and Contingencies

DBCP Litigation

Beginning in December 1993, certain of our U.S. subsidiaries were named among the defendants in a number of actions in courts in Texas, Louisiana, Hawaii, California and the Philippines involving claims by numerous non-U.S. plaintiffs alleging that they were injured as a result of exposure to a nematocide containing the chemical dibromochloropropane (“DBCP”) during the period 1965 to 1990. As a result of a settlement entered into in December 1998, the remaining unresolved DBCP claims against our U.S. subsidiaries are pending in  Louisiana and California.

In 1997, plaintiffs from Costa Rica and Guatemala named certain of our U.S. subsidiaries in a purported class action in Hawaii. The action was dismissed by a federal district court on grounds of forum non conveniens in favor of the courts of the plaintiffs’ home countries and the plaintiffs appealed this decision. On April 22, 2003, the U.S. Supreme Court affirmed the plaintiffs’ appeal of the dismissal, thereby remanding the action to the Hawaiian state court. On April 27, 2007, our U.S. subsidiaries named in the action, which do not have ties to Hawaii, filed a motion to dismiss for lack of personal jurisdiction, and plaintiffs voluntarily dismissed these subsidiaries from the action on June 28, 2007. On February 19, 2008, plaintiffs moved to certify a worldwide class of farm workers allegedly injured from exposure to DBCP, which motion was denied on July 15, 2008. At a hearing held on June 9, 2009, the court granted summary judgment in favor of our remaining U.S. subsidiaries with ties to Hawaii, holding that the claims of the remaining plaintiffs are time-barred.  A final judgment dismissing all remaining claims and terminating the action was entered on July 28, 2010.  On August 24, 2010, plaintiffs filed a notice of appeal.

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

On April 25, 2005, two of our subsidiaries were served with a complaint styled Juan Jose Abrego, et al. v. Dole Food Company, et al. filed in the Superior Court of the State of California for the County of Los Angeles on behalf of 955 Guatemalan residents who claim injury from exposure to DBCP. An initial review of the plaintiffs in the Abrego action found that a substantial number of the plaintiffs were claimants in prior DBCP actions and may have participated in the settlement of those actions. On June 27, 2008, the court dismissed the claims of 206 plaintiffs who were parties to prior DBCP actions. On October 1, 2009, our subsidiaries joined a motion to dismiss the claims of the remaining Abrego plaintiffs on grounds of forum non conveniens in favor of the courts of Michigan. On December 15, 2009, the court granted the joint motion.  On February 16, 2010, plaintiffs appealed the court's dismissal of the action, which remains pending.

On January 2, 2009, three of our subsidiaries were served with multiple complaints in related actions styled Jorge Acosta Cortes, et al. v. Dole Food Company, et al. filed in the Superior Court of the State of California for the County of Los Angeles on behalf of 461 Costa Rican residents, 389 Guatemalan residents, 962 Panamanian residents and 673 Honduran residents who claim injury from exposure to DBCP. We and our subsidiaries have never owned, managed or otherwise been involved with any banana growing operations in Panama or Honduras. Accordingly, the Panamanian and Honduran plaintiffs filed requests to dismiss our subsidiaries without prejudice on March 26, 2009. The claims of the new Costa Rican plaintiffs were consolidated with those of the Costa Rican plaintiffs in Abarca and consequently the claims of those plaintiffs who allege employment on farms in Costa Rica affiliated with our subsidiaries have also been conditionally dismissed. On December 15, 2009, the claims of the new Guatemalan plaintiffs were dismissed based on the joint motion to dismiss on grounds of forum non conveniens granted by the court in the Abrego action.  On February 16, 2010, plaintiffs appealed the court's dismissal of the action, which remains pending.

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

On September 25, 2003, the EPA issued the Record of Decision (“ROD”). The EPA estimates in the ROD that the remediation costs associated with the cleanup of the Kunia Well Site will range from $12.9 million to $25.4 million and will last approximately 10 years. The undiscounted estimates are between $14.8 million and $28.7 million. The undiscounted estimate on which our accrual is based totals $20.2 million and is discounted using a 5.0% rate. As of October 1, 2010, there is $18.6 million included in other noncurrent liabilities and $0.5 million included in accounts payable and accrued expenses in the Consolidated Balance Sheets for the Kunia Well Site clean-up. We expect to expend approximately $0.5 million in cash per year for the next five years. Certain portions of the EPA’s estimates have been discounted using a 5% interest rate.

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

  FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

10. Commitments and Contingencies (continued)

Other

In addition to the foregoing, we are involved from time to time in various claims and legal actions incident to our operations, both as plaintiff and defendant. In the opinion of management, after consulting with legal counsel, none of these other claims are currently expected to have a material adverse effect on the results of operations, financial position or our cash flows. We intend to vigorously defend ourselves in all of the above matters. At this time, management is not able to evaluate the likelihood of a favorable or unfavorable outcome in any of the above-described matters. Accordingly, management is not able to estimate the range or amount of loss, if any, from any of the above-described matters and no accruals or expenses have been recorded for these matters as of October 1, 2010, except as related to the Kunia Well Site.

11. Earnings Per Share

Basic and diluted net income per ordinary share is calculated as follows (U.S. dollars in millions, except share and per share data):

	Quarter ended		Nine months ended
	October 1,	September 25,	October 1,	September 25,
	2010	2009	2010	2009
Numerator:
Net income attributable to Fresh Del Monte Produce Inc.	$14.5	$28.6	$71.8	$115.7

Denominator:
Weighted average ordinary shares - Basic	60,735,357	63,568,042	61,984,107	63,558,155
Effect of dilutive securities - stock options	184,269	114,471	165,581	71,699
Weighted average ordinary shares - Diluted	60,919,626	63,682,513	62,149,688	63,629,854

Net income per ordinary share attributable
to Fresh Del Monte Produce Inc.:
Basic	$0.24	$0.45	$1.16	$1.82
Diluted	$0.24	$0.45	$1.16	$1.82

We issued 45,000 and 59,472 of our ordinary shares upon the exercise of stock options during the quarter and nine months ended October 1, 2010, respectively and 32,956 of restricted stock during the nine months ended October 1, 2010.  We retired 1,264,921 and 3,631,600 of our ordinary shares during the quarter and nine months ended October 1, 2010, respectively. We issued 43,200 ordinary shares upon the exercise of stock options during the quarter and nine months ended September 25, 2009.  Refer to Note 16, “Shareholders’ Equity”, for disclosures related to the stock repurchase program and retired shares.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

12. Retirement and Other Employee Benefits

The following table sets forth the net periodic costs of our defined benefit pension plans and post-retirement plans (U.S. dollars in millions):

	Quarter ended		Nine months ended
	October 1,	September 25,	October 1,	September 25,
	2010	2009	2010	2009
Service cost	$0.8	$0.5	$2.4	$1.4
Interest cost	1.9	1.8	5.6	5.1
Expected return on assets	(0.9)	(0.6)	(2.6)	(1.7)
Net amortization	0.3	0.1	0.8	0.2
Net periodic costs	$2.1	$1.8	$6.2	$5.0

13. Business Segment Data

We are principally engaged in one major line of business, the production, distribution and marketing of bananas, other fresh produce and prepared food. Our products are sold in markets throughout the world, with our major producing operations located in North, Central and South America, Europe, Asia and Africa.

Our operations are aggregated on the basis of our products: bananas, other fresh produce, prepared food and other products and services, our segments. Other fresh produce includes pineapples, melons, non-tropical fruit (including grapes, apples, pears, peaches, plums, nectarines, apricots, avocados, citrus and kiwis), fresh-cut products, tomatoes, strawberries, and other fruit and vegetables. Prepared food includes prepared fruit and vegetables, juices, beverages, snacks and a poultry and processed meat business. Other products and services include a third-party ocean freight business, a plastic product business and a grain business.

We evaluate performance based on several factors, of which net sales and gross profit by product are the primary financial measures (U.S. dollars in millions):

	Quarter ended
	October 1, 2010		September 25, 2009
Product net sales and gross profit:	Net Sales	Gross Profit (Loss)	Net Sales	Gross Profit (Loss)
Banana	$370.1	$(6.6)	$350.9	$14.0
Other fresh produce	320.2	45.6	311.0	44.0
Prepared food	93.6	13.5	85.5	14.0
Other products and services	9.2	(0.5)	18.8	(3.0)
Total	$793.1	$52.0	$766.2	$69.0

	Nine months ended
	October 1, 2010		September 25, 2009
	Net Sales	Gross Profit	Net Sales	Gross Profit (Loss)
Banana	$1,225.0	$42.1	$1,125.5	$105.0
Other fresh produce	1,207.5	153.5	1,176.1	98.9
Prepared food	266.3	37.2	248.0	41.8
Other products and services	37.4	-	74.7	(1.9)
Total	$2,736.2	$232.8	$2,624.3	$243.8

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

We designate our foreign currency forward contracts as single-purpose cash flow hedges of forecasted cash flows.  Based on our formal assessment of hedge effectiveness of our foreign currency forward contracts, we determined that the impact of hedge ineffectiveness was de minimis for the quarters and nine-month periods ended October 1, 2010 and September 25, 2009, respectively.

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

 FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

14.  Derivative Financial Instruments (continued)

Certain of our derivative instruments contain provisions that require the current credit relationship between the Company and its counterparty to be maintained throughout the term of the derivative instruments.  If that credit relationship changes, certain provisions could be triggered, and the counterparty could request immediate collateralization of derivative instruments in net liability position above a certain threshold.  The aggregate fair value of all derivative instruments with a credit-risk-related contingent feature that are in a liability position on October 1, 2010 is $21.9 million.  As of October 1, 2010, no triggering event has occurred and thus we are not required to post collateral.  If the credit-risk-related contingent features underlying these agreements were triggered on October 1, 2010 the entity would not be required to post collateral to its counterparty because the collateralization threshold has not been met.

We had the following outstanding foreign currency forward contracts and bunker fuel swap agreements that were entered into to hedge forecasted cash flows as of October 1, 2010:

Foreign Currency Hedges:		Notional Amount
Euro		€182.0 million
British pound		£17.5 million
Japanese yen	JPY	24,679.1 million
Polish zloty	PLN	3.9 million

Bunker Fuel Hedges:
3% U.S. Gulf Coast		44,450 barrels
3.5% Rotterdam Barge		7,200 metric tons
Singapore 380		4,500 metric tons

The following table reflects the fair values of derivative instruments as of October 1, 2010 and January 1, 2010 (U.S. dollars in millions):

Derivatives Designated as Hedging Instruments (1)(2)

	Foreign exchange contracts		Bunker fuel swap agreements
Balance Sheet Location:	October 1, 2010	January 1, 2010	October 1, 2010	January 1, 2010
Asset derivatives:

Prepaid expenses and other current assets	$4.6	$12.0	$1.0	$4.3
Other noncurrent assets	-	3.3	-	-
Total asset derivatives	$4.6	$15.3	$1.0	$4.3

Liability derivatives:

Accounts payable and accrued expenses	$13.2	$-	$-	$-
Other noncurrent liabilities	8.7	-	-	-
Total liability derivatives	$21.9	$-	$-	$-

(1) We expect that $7.6 million of the net fair value of hedges recognized as a net loss in accumulated other comprehensive income ("AOCI") will be transferred to earnings during the next 12 months and $8.7 million will be transferred to earnings during 2011 and 2012, along with the effect of the related forecasted transaction.

(2) See Note 15, "Fair Value Measurements", for fair value disclosures.

 FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

14.  Derivative Financial Instruments (continued)

The following table reflects the effect of derivative instruments on the Consolidated Statements of Income for the quarters ended October 1, 2010 and September 25, 2009, respectively (U.S. dollars in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)

	Quarter ended			Quarter ended
	October 1, 2010	September 25, 2009		October 1, 2010	September 25, 2009
Foreign exchange contracts	$(39.9)	$(6.8)	Net sales	$3.7	$0.1
Foreign exchange contracts	-	(0.5)	Cost of products sold	-	1.3
Bunker fuel swap agreements (1)	1.2	(1.3)	Cost of products sold	0.8	-

Total	$(38.7)	$(8.6)		$4.5	$1.4

	Nine months ended			Nine months ended
	October 1, 2010	September 25, 2009		October 1, 2010	September 25, 2009
Foreign exchange contracts	$(32.6)	$(12.1)	Net sales	$19.7	$17.4
Foreign exchange contracts	(0.9)	4.6	Cost of products sold	0.9	0.4
Bunker fuel swap agreements (1)	(3.3)	(1.3)	Cost of products sold	2.4	-

Total	$(36.8)	$(8.8)		$23.0	$17.8

(1) The bunker fuel swap agreements had an ineffective portion of less than $0.1 million for the quarter ended October 1, 2010.

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

 FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

15. Fair Value Measurements (continued)

The following table provides a summary of the fair values of assets and liabilities measured on a recurring basis under “Fair Value Measurements and Disclosures” (U.S. dollars in millions):

Fair Value Measurements
	Foreign currency hedges		Bunker fuel hedges
	asset (liability)		asset
	October 1, 2010	January 1, 2010	October 1, 2010	January 1, 2010
Quoted Prices in Active
Markets for Identical
Assets (Level 1)	$-	$-	$-	$-

Observable Inputs (Level 2)	(17.3)	15.3	1.0	4.3

Significant Unobservable
Inputs (Level 3)	-	-	-	-

In estimating our fair value disclosures for financial instruments, we use the following methods and assumptions:

Cash and cash equivalents: The carrying amount of these items approximates fair value due to their liquid nature.

Trade accounts receivable and other accounts receivable, net: The carrying value reported in the Consolidated Balance Sheets for these items is net of allowances for doubtful accounts, which includes a degree of counterparty non-performance risk.  The carrying amount approximates fair value as it is the amount that is expected to be recovered.

Accounts payable and other current liabilities: The carrying value reported in the Consolidated Balance Sheets for these items approximates their fair value, which is the likely amount for which the liability with short settlement periods would be transferred to a market participant with a similar credit standing as the Company.

Capital lease obligations: The carrying value of our capital lease obligations reported in the Consolidated Balance Sheets approximates their fair value based on current interest rates, which contain an element of default risk.  Refer to Note 8, “Long-Term Debt and Capital Lease Obligations”.

Long-term debt: The carrying value of our long-term debt reported in the Consolidated Balance Sheets approximates their fair value since they bear interest at variable rates or fixed rates, which contain an element of default risk.  Refer to Note 8, “Long-Term Debt and Capital Lease Obligations”.

 FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

15. Fair Value Measurements (continued)

Fair Value of Non-Financial Assets

The following is a tabular presentation of the non-recurring fair value measurement along with the level within the fair value hierarchy in which the fair value measurement in its entirety falls (U.S. dollars in millions):

	Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment in South Africa subsidiary	$7.8	$-	$7.8	$-

DEL MONTE® U.K. Beverage Trademark	5.1	-	-	5.1
	$12.9	$-	$7.8	$5.1

During the quarter ended October 1, 2010, we recognized an impairment charge of $1.4 million related to the DEL MONTE® indefinite-lived intangible of a perpetual, royalty-free brand name license due to lower than expected sales volumes and pricing in the United Kingdom in the prepared food segment specifically related to beverage products.  An income-based approach was used to value the trademark intangible, which measures the fair value of an intangible asset by capitalizing the royalties saved due to ownership of the intangible asset rather than paying a rent or royalty for the use of the asset.  This income-based approach referred to as the royalty savings method utilizes internal unobservable inputs such as a discounted net sales cash flow model with the application of a royalty savings rate assumption corroborated by a mix of internal and market inputs.

During the second quarter of 2010, we entered into an agreement to sell substantially all the assets of our South Africa canning operations.  As a result, we recognized a $16.6 million asset impairment of our investment in South Africa in the prepared food reporting segment.  The carrying value of our investment in South Africa was $24.4 million, including cumulative translation adjustments, and was written down to a fair value of $7.8 million.  We estimated the fair value of the underlying assets by using the market approach.  The market approach uses prices and other relevant information generated by market transactions involving comparable assets.  We used observable inputs based on market participant information related to the probable sale of South African assets and, as such, we classify the fair value of the investment in South Africa within Level 2 of the fair value hierarchy. We received the regulatory approval for the sale of our South Africa canning operations effective October 11, 2010.  On October 12, 2010, the sale was executed by the receipt of approximately $1.4 million in cash and $7.1 million as a financing receivable, which will be paid quarterly with interest calculated based the South African prime rate.

The fair value of the prepared food unit’s goodwill and trademarks and the melon and banana reporting units’ goodwill are highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets.

  FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

15. Fair Value Measurements (continued)

The following table highlights the sensitivities of the goodwill and indefinite-lived intangibles at risk as of October 1, 2010 (U.S. dollars in millions):

			Prepared Food Reporting Unit
	Melon Reporting Unit Goodwill	Banana Reporting Unit Goodwill	Goodwill		U.K. Beverage Trademarks		Remaining DEL MONTE® Trademarks
Carrying Value	$3.3	$65.4	$73.4		$5.1		$63.6

Approximate percentage by which the fair
value exceeds the carrying value based on an	2%	6%	28%		0%	(1)	15%
interim impairment test as of October 1, 2010

Amount that a one percentage point increase
in the discount rate and a 5% decrease in cash	$3.3	$63.8	$-	(2)	$0.6	(3)	$-	(2)
flows would cause the carrying value to
exceed the fair value and trigger a fair
valuation

(1) The trademark for beverage products in the United Kingdom was impaired by $1.4 million during the quarter ended October 1, 2010.

(2) As of October 1, 2010, applying the sensitivities disclosed above does not result in the carrying value exceeding the fair value; however, after applying those sensitivities, the fair value exceeds the carrying value by less than 2%.

(3) Represents additional impairment after applying the sensitivities disclosed above.

16.  Shareholders’ Equity

On July 31, 2009, our Board of Directors approved a three-year stock repurchase program of up to $150 million of our ordinary shares.

On May 5, 2010, our Board of Directors approved an additional three-year stock repurchase program of up to $150 million of our ordinary shares. During the quarter and nine months ended October 1, 2010, we purchased 1,353,621 and 3,720,300 of our ordinary shares in open market transactions at an average purchase price of $21.53 and $21.19 per share under this program, respectively. We account for treasury stock using the cost method.

As of October 1, 2010, we repurchased $78.8 million, or 3,720,300 ordinary shares, under the aforementioned $300 million stock repurchase program approved by the Board of Directors. We have a maximum dollar value of $221.2 million of shares that may yet be purchased under the stock repurchase program.

As of October 1, 2010, we retired 3,631,600 of our ordinary shares and had 88,700 treasury shares outstanding, which were retired as of October 12, 2010.

Subsequent to October 1, 2010, we continued to purchase ordinary shares as part of the three-year stock repurchase program. During the period from October 2, 2010 through the filing date, we repurchased 818,201 of our ordinary shares in open market transactions at an average price of $21.88 per share, of which 698,001 were retired as of November 1, 2010.  The remaining 120,200 shares are also expected to be retired.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Liquidity and Capital Resources

Net cash provided by operating activities was $239.8 million for the first nine months of 2010 as compared with $253.2 million for the first nine months of 2009.  The decrease in cash provided by operating activities was principally attributable to lower net income, partially offset by changes in operating assets and liabilities, which were primarily comprised of lower levels of accounts receivable and inventory and higher levels of accounts payable and accrued expenses as a result of our continued efforts to improve our working capital levels.

Working capital was $433.2 million at October 1, 2010 compared with working capital of $543.1 million at January 1, 2010.  The decrease in working capital of $109.9 million was primarily attributable to lower levels of finished goods inventory, lower levels of accounts receivable and higher balances in accounts payable and accrued expenses.

Net cash used in investing activities for the first nine months of 2010 was $31.3 million compared with $50.8 million for the first nine months of 2009.  Net cash used in investing activities for the first nine months of 2010 consisted of capital expenditures of $48.0 million, partially offset by proceeds from sales of property, plant and equipment of $12.5 million and the return of invested capital by one of our unconsolidated subsidiaries of $4.2 million.  Capital expenditures for the first nine months of 2010 were primarily for expansion of production facilities in Costa Rica, Guatemala, Brazil, Philippines and Kenya and port facilities in North America related to the banana, other fresh produce and prepared food segments.  Proceeds from sales of property, plant and equipment for the first nine months of 2010 consisted primarily of the sale of four refrigerated vessels and a distribution center in Brazil.

Net cash used in investing activities for the first nine months of 2009 consisted of capital expenditures of $63.2 million, partially offset by $12.4 million of proceeds from sales of property, plant and equipment.  Capital expenditures for the first nine months of 2009 were primarily for distribution centers in Saudi Arabia and expansion of production facilities in Costa Rica, Guatemala and the Philippines related to the banana and other fresh produce segments.  Proceeds from sales of property, plant and equipment for the first nine months of 2009 consisted primarily of the sale of three refrigerated vessels.

Net cash used in financing activities for the first nine months of 2010 was $198.1 million compared with $191.0 million for the first nine months of 2009.  Net cash used in financing activities for the first nine months of 2010 consisted of net repayments on long-term debt of $123.5 million and repurchases of our ordinary shares of $78.8 million, partially offset by contributions from noncontrolling interests of $3.4 million and proceeds from stock options exercised of $0.8 million.  Net cash used in financing activities for the first nine months of 2009 consisted of net repayments on long-term debt of $204.7 million, partially offset by contributions from noncontrolling interests of $13.0 million and proceeds from stock options exercised of $0.7 million.

We finance our working capital and other liquidity requirements primarily through cash from operations and borrowings under our $500.0 million senior secured revolving credit facility (the “Credit Facility”) administered by Rabobank Nederland, New York Branch.  The Credit Facility has a 3.5-year term, with a scheduled termination date of January 17, 2013.  The Credit Facility includes a swing line facility and a letter of credit facility with a $100 million sublimit.  Borrowings under the Credit Facility bear interest at a spread over the London Interbank Offer Rate (“LIBOR”) that varies with our leverage ratio.  On August 13, 2010, we amended the Credit Facility by lowering the spread over LIBOR that varies with our leverage ratio.  The Credit Facility is collateralized directly or indirectly by substantially all of our assets and is guaranteed by certain of our subsidiaries. At October 1, 2010, we had $190.0 million outstanding under the Credit Facility bearing interest at a per annum rate of 2.26%.  In addition, we pay a fee on unused commitments.

The Credit Facility requires us to be in compliance with financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers.  As of October 1, 2010, we were in compliance with all of the financial and other covenants contained in the Credit Facility.

At October 1, 2010, we had $303.6 million available under committed working capital facilities, primarily under the Credit Facility.  At October 1, 2010, we applied $16.0 million to the letter of credit facility, comprised primarily of certain contingent obligations and other governmental agencies and purchases of equipment guarantees.  We also had $12.5 million in other letters of credit and bank guarantees not included in the letter of credit facility.

As of October 1, 2010, we had $202.2 million of long-term debt and capital lease obligations, including the current portion, consisting of $190.0 million outstanding under the Credit Facility, $4.1 million of capital lease obligations and $8.1 million of other long-term debt and notes payable.

Based on our operating plan, combined with our borrowing capacity under our Credit Facility, we believe we will have sufficient resources to meet our cash obligations in the foreseeable future.

As of October 1, 2010, we had cash and cash equivalents of $50.8 million.

As a result of the closure of an under-utilized facility in the United Kingdom, the discontinuance of our Brazil melon growing operations and the discontinuance of commercial cargo service in Europe, we paid approximately $1.7 million in termination benefits and contractual obligations during the first nine months of 2010.  We expect to make additional payments of approximately $2.6 million principally related to the previously announced closure of our Hawaii pineapple operations and the under-utilized facility in the United Kingdom.  These cash outlays will be funded from operating cash flows and available borrowings under credit facilities.

The fair value of our derivatives changed from a net asset of $19.6 million as of January 1, 2010, to a net liability of $16.3 million as of October 1, 2010 related to our foreign currency cash flow hedges and bunker fuel hedges primarily as a result of the weakening of the U.S. dollar relative to the Japanese yen and the strengthening of the U.S. dollar relative to the euro and British pound. The fair value of our bunker fuel hedges have decreased due to the settlement of these contracts.  We expect that $7.6 million in net liabilities outstanding will be transferred to earnings during the next 12 months and $8.7 million in 2011 and 2012, along with the earnings effect of the related forecasted transaction for each year.

Results of Operations

The following tables present for each of the periods indicated (i) net sales by geographic region and (ii) net sales and gross profit by product category, and in each case, the percentage of the total represented thereby (U.S. dollars in millions, except percent data):

Net sales by geographic region:
	Quarter ended				Nine months ended
	October 1, 2010		September 25, 2009		October 1, 2010		September 25, 2009

North America	$380.5	48%	$357.3	47%	$1,355.4	49%	$1,270.7	48%
Europe	198.1	25%	210.4	27%	703.6	26%	728.8	28%
Asia	93.6	12%	95.7	12%	319.1	12%	335.9	13%
Middle East	108.6	14%	88.7	12%	308.2	11%	222.6	8%
Other	12.3	1%	14.1	2%	49.9	2%	66.3	3%
Total	$793.1	100%	$766.2	100%	$2,736.2	100%	$2,624.3	100%

Product net sales and gross profit (loss):
	Quarter ended
	October 1, 2010				September 25, 2009

	Net Sales		Gross Profit (Loss)		Net Sales		Gross Profit (Loss)
Banana	$370.1	47%	$(6.6)	-13%	$350.9	46%	$14.0	20%
Other fresh produce	320.2	40%	45.6	88%	311.0	41%	44.0	64%
Prepared food	93.6	12%	13.5	26%	85.5	11%	14.0	20%
Other products and services	9.2	1%	(0.5)	-1%	18.8	2%	(3.0)	-4%
Total	$793.1	100%	$52.0	100%	$766.2	100%	$69.0	100%

	Nine months ended
	October 1, 2010				September 25, 2009

	Net Sales		Gross Profit		Net Sales		Gross Profit (Loss)
Banana	$1,225.0	45%	$42.1	18%	$1,125.5	43%	$105.0	43%
Other fresh produce	1,207.5	44%	153.5	66%	1,176.1	45%	98.9	41%
Prepared food	266.3	10%	37.2	16%	248.0	9%	41.8	17%
Other products and services	37.4	1%	-	0%	74.7	3%	(1.9)	-1%
Total	$2,736.2	100%	$232.8	100%	$2,624.3	100%	$243.8	100%

Third Quarter 2010 Compared with Third Quarter 2009

Net Sales. Net sales for the third quarter of 2010 were $793.1 million compared with $766.2 million for the third quarter of 2009.  The increase in net sales of $26.9 million was attributable to higher net sales of bananas, other fresh produce and prepared food, partially offset by lower net sales of other products and services.

●
Net sales of bananas increased by $19.2 million principally due to higher sales volume in North America and the Middle East and higher per unit sales prices in Asia and North America, partially offset by lower per unit sales prices in Europe and the Middle East and lower sales volume in Asia.  Worldwide banana sales volume increased by 8%.

o	North America banana sales volume increased as a result of increased supplies from our Costa Rica and Guatemala operations. Per unit sales prices increased slightly as compared with the prior year.
o	Europe banana sales volume remained flat. Per unit sales prices decreased as compared with the prior year as a result of oversupply and lower demand, combined with unfavorable exchange rates.
o
Middle East banana sales volume increased as a result of entering into new markets in this region. Per unit sales prices decreased due to competitive market conditions (see gross profit discussion below).

o
Asia banana sales volume decreased as a result of unfavorable growing conditions in the Philippines. Per unit sales prices increased as compared with the prior year principally due to favorable exchange rates.

●
Net sales in the other fresh produce segment increased $9.2 million principally as a result of higher net sales of pineapples and non-tropical fruit, partially offset by lower net sales of fresh-cut products, melons, tomatoes and strawberries.

o
Net sales of pineapples increased principally as a result of higher production in Costa Rica, which resulted in an 11% increase in sales volume, combined with higher per unit sales prices in North America and Asia. Per unit sales prices increased in North America as a result of higher demand and increased in Asia principally as a result of favorable exchange rates.  Partially offsetting these increases in pineapple net sales were lower per unit sales prices in Europe principally due to lower unfavorable exchange rates.

o
Net sales of non-tropical fruit increased principally due to higher sales volumes of apples and citrus as a result of our expansion in the Middle East, partially offset by lower sales volume and per unit sales prices of avocados in North America as a result of lower customer demand.

o	Net sales of fresh-cut products decreased primarily due to lower sales volume in the United Kingdom as a result of lower customer demand and unfavorable exchange rates.
o	Net sales of melons decreased principally as a result of continued planned sales volume reductions.
o	Net sales of tomatoes and strawberries decreased primarily due to lower sales volumes as a result of lower customer demand.

●
Net sales in the prepared food segment increased $8.1 million principally due to higher net sales of canned pineapples and deciduous fruit product lines in Europe as the result of increased marketing efforts, combined with increased net sales in our Jordanian processed meat business.

●
Net sales in the other products and services segment decreased $9.6 million principally as a result of lower third-party freight revenue due to the elimination of freight services from Northern Europe to the Caribbean and lower net sales in our Argentine grain operations.

Cost of Products Sold.  Cost of products sold was $741.1 million for the third quarter of 2010 compared with $697.2 million for the third quarter of 2009, an increase of $43.9 million.  This increase in cost of products sold was primarily attributable to higher sales volumes of bananas and pineapples and $1.4 million in additional costs associated with flood damage to our Guatemala banana farms, offset by $2.6 million of related insurance reimbursements.

Gross Profit. Gross profit was $52.0 million for the third quarter of 2010 compared with $69.0 million for the third quarter of 2009, a decrease of $17.0 million.  The decrease in gross profit was primarily attributable to lower gross profit on bananas, partially offset by higher gross profit on other products and services and other fresh produce.
●
Gross profit in the banana segment decreased $20.7 million primarily due to lower per unit sales prices in Europe and the Middle East, combined with higher production costs due to the effect of floods in Guatemala, combined with unfavorable exchange rates in producing countries.  Partially offsetting these decreases in gross profit were higher per unit sales prices in Asia resulting from favorable exchange rates and slightly higher per unit sales prices in North America. At the end of September 2010, Iran’s Ministry of Agriculture imposed a suspension of all banana imports.  The result of this decision was an immediate decrease of per unit banana sales prices in the Middle East Region and, as a result of expected excess supplies in the Philippines, Asia banana per unit sales prices were also negatively affected.   As of the filing date, the Iranian authorities began to reissue import licenses. At this time, we are unable to determine how quickly sales prices will stabilize in the Asia and Middle East markets or the impact this will have on our operations in the near future. On a worldwide basis, banana per unit sales prices decreased 2% and total per unit costs increased 4%.

●	Gross profit in the other products and services segment increased $2.5 million principally as a result of improved sales prices in our Argentine grain business.
●
Gross profit in the other fresh produce segment increased $1.6 million principally due to higher gross profit on pineapples and fresh-cut products, partially offset by lower gross profit on non-tropical fruit and melons.

o
Gross profit on pineapples increased principally due to higher sales volumes in North America and Europe, higher per unit sales prices in Asia and North America and a 3% reduction in per unit costs.  The reduction in per unit costs was primarily the result of improved yields in our Costa Rica operation.

o	Gross profit on fresh-cut products increased principally due to higher per unit sales prices in North America, partially offset by lower sales volumes in the United Kingdom.
o	Gross profit on non-tropical fruit decreased principally due to lower gross profit on grapes as a result of higher costs, combined with lower per unit sales prices in Europe and the Middle East.
o	Gross profit on melons decreased principally as the result of costs associated with planned volume reductions in our Costa Rica and Guatemala operations.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $2.4 million from $43.3 million in the third quarter of 2009 to $40.9 million for the third quarter of 2010.  The decrease was principally due to lower administrative expenses.

Gain on Sales of Property, Plant and Equipment. The gain on sales of property, plant and equipment of $4.5 million during the third quarter of 2010 was principally related to the sale of a distribution center in Brazil and the sale of a refrigerated vessel and other shipping related equipment.  The gain on sales of property, plant and equipment of $2.4 million during the third quarter of 2009 was principally a result of the sale of refrigerated vessels.

Asset Impairment and Other Charges, Net. Asset impairment and other charges, net were $0.1 million during the third quarter of 2010 as compared with a charge of $10.0 million during the third quarter of 2009.  During the third quarter of 2010, we recorded a $1.4 million impairment charge of the DEL MONTE® perpetual, royalty-free brand name license due to lower than expected sales volume and pricing in the United Kingdom related to beverage products in the prepared food segment.  We also incurred a $0.7 million impairment charge as a result of the relocation of a port facility in North America related to the banana segment, an additional $0.3 million in impairments and received $2.4 million in insurance reimbursements related to flood damage to our Guatemala banana farms and recorded $0.1 million in termination benefits in South Africa related to the prepared food segment.

Asset impairment and other charges, net for the third quarter of 2009 related principally to asset impairments of $9.7 million as a result of our decision to discontinue pineapple planting in Brazil during the second quarter and our subsequent decision during the third quarter to not use certain property, plant and equipment as originally intended for other crop production.  Asset impairments and other charges for the third quarter of 2009, also included $1.1 million in termination benefits and contract termination costs resulting from our decision to discontinue our commercial cargo service in Europe and a credit of $0.8 million for reversals of contract termination costs previously recorded related to the closure of an under-utilized distribution center in the United Kingdom.  The Brazil asset impairment charges are related to the other fresh produce segment and the remaining asset impairment and other charges are principally related to the banana segment.

Operating Income.  Operating income for the third quarter of 2010 decreased by $2.6 million from $18.1 million in the third quarter of 2009 to $15.5 million for the third quarter of 2010.  The decrease in operating income was due to lower gross profit, partially offset by lower selling, general and administrative expenses, higher gain on sales of property, plant and equipment and lower asset impairment and other charges, net.

Interest Expense.  Interest expense decreased by $0.6 million from $2.8 million for the third quarter of 2009 to $2.2 million for the third quarter of 2010, principally due to lower average debt balances.

Other Income (Expense), Net.  Other income (expense), net was $3.0 million for the third quarter of 2010 as compared with $1.0 million for the third quarter of 2009, an increase of $2.0 million.  This increase in other income (expense), net was principally attributable higher foreign exchange gains, partially offset by higher equity losses from unconsolidated subsidiaries.

Provision (Benefit) for Income Taxes.  Provision (benefit) for income taxes was a provision of $3.2 million for the third quarter of 2010 as compared with a benefit of $12.8 million for the third quarter of 2009.  The benefit for income taxes of $12.8 million for the third quarter of 2009 related principally to $8.3 million of net changes in the deferred tax valuation allowance due to expected utilization of deferred tax assets.

First Nine Months of 2010 Compared with First Nine Months of 2009

Net Sales. Net sales for the first nine months of 2010 were $2,736.2 million compared with $2,624.3 million for the first nine months of 2009.  The increase in net sales of $111.9 million was attributable to higher net sales of bananas, other fresh produce and prepared food, partially offset by lower net sales of other products and services.

●
Net sales in the banana segment increased $99.5 million principally due to higher sales volume in North America, the Middle East and Europe, partially offset by lower sales volume in Asia and lower per unit sales prices in Europe and the Middle East.

o	North America banana sales volume increased as a result of increased supplies. Per unit sales prices increased slightly as compared with the prior year.
o	Middle East banana sales volume increased as a result of shipments to new markets in this region. Per unit sales prices decreased as compared with the prior year as a result of weak market conditions.
o
Europe banana sales volume increased as a result of increased supplies from Central and South America, resulting in lower per unit sales prices.  Also contributing to the decrease in per unit sales prices were unfavorable exchange rates and weak market conditions.

o
Asia banana sales volume decreased as a result of unfavorable growing conditions in the Philippines.  Per unit sales prices remained relatively flat as compared with prior year due to favorable exchange rates offsetting local currency decrease in per unit sales prices.

●
Net sales in the other fresh produce segment increased $31.4 million principally as a result of higher net sales of pineapples, non-tropical fruit, fresh-cut products and vegetables, partially offset by lower net sales of melons and potatoes.

o
Net sales of pineapples increased principally due to an increase in sales volume in North America due to increased production in Costa Rica combined with higher per unit sales prices in Asia as a result from favorable exchange rates.

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

●
Net sales in the prepared food segment increased $18.3 million principally as the result of increased sales in our Jordanian poultry and processed meat business, canned pineapples and deciduous fruit and beverage product lines.

●
Net sales in the other products and services segment decreased $37.7 million principally as a result of lower third-party freight revenue due to the elimination of freight services from Northern Europe to the Caribbean and lower net sales in our Argentine grain operations.

Cost of Products Sold.  Cost of products sold was $2,503.4 million for the first nine months of 2010 compared with $2,380.5 million for the first nine months of 2009, an increase of $122.9 million. This increase in cost of products sold was primarily attributable to higher banana and pineapple sales volume, combined with higher fuel and containerboard costs.

Gross Profit.  Gross profit was $232.8 million for the first nine months of 2010 compared with $243.8 million for the first nine months of 2009, a decrease of $11.0 million.  The decrease in gross profit was primarily attributable to lower gross profit on bananas and prepared food, partially offset by higher gross profit on other fresh produce and other products and services.
●
Gross profit in the banana segment decreased $62.8 million primarily due to lower per unit selling prices in Europe and the Middle East as a result of increased supply and unfavorable exchange rates in Europe.  Also contributing to the decrease in gross profit in the banana segment were higher cost that resulted from inclement weather in Guatemala, combined with unfavorable exchange rates in producing countries and higher freight costs as a result of higher fuel prices.  On a worldwide basis, banana per unit sales prices decreased 3% and total per unit costs increased 3%.

●	Gross profit in the other fresh produce segment increased $54.7 million principally due to higher gross profit on pineapples, non-tropical fruit, melons and fresh-cut products.
o
Gross profit on pineapples increased compared to the prior year period, which included a charge of $17.1 million that was recorded in the second quarter 2009 related to the write-off of growing crop inventory as a result of our decision to discontinue pineapple planting in Brazil, combined with higher sales volume in all regions.

o
Gross profit on non-tropical fruit increased principally due to higher per unit sales prices as a result of industry shortages of grapes, combined with improved quality and a 5% reduction in per unit costs.

o
Gross profit on melons improved principally as the result of higher per unit sales prices in North America, partially offset by lower per unit sales prices in Europe, higher fruit production and procurement and ocean freight costs, combined with the charge of $5.0 million for the discontinuation of our Brazil melon growing operations and costs associated with planned volume reduction in our Costa Rica and Guatemala operations.

o	Gross profit on fresh-cut fruit increased principally as a result of higher sales that resulted from expansion of our customer base and improved product mix.

●
Gross profit in the prepared food segment decreased $4.7 million principally as a result of higher per unit costs of canned  pineapple and lower gross profit in our Jordanian poultry and processed meat business.

●	Gross profit in the other products and services segment increased $1.9 million primarily as a result of improvements in our Argentine grain business.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $3.3 million from $122.6 million for the first nine months of 2009 to $125.9 million for the first nine months of 2010.  The increase was primarily due to higher advertising, promotional, selling and marketing expenses, partially offset by reduced administrative expenses.

Gain on Sales of Property, Plant and Equipment. The gain on sales of property, plant and equipment of $7.9 million during the first nine months of 2010 of $7.9 million was principally a result of the sale of refrigerated vessels and other shipping-related equipment as well as a distribution center in Brazil.  The gain on sales of property, plant and equipment during the first nine months of 2009 was principally a result of the sale of refrigerated vessels.

Asset Impairment and Other Charges, Net. Asset impairment and other charges, net of $24.1 million were recorded during the first nine months of 2010 as compared with $11.5 million during the first nine months of 2009.
During the first nine months of 2010, we recorded the following asset impairments and other charges:
●
As a result of entering into an agreement to sell substantially all of the assets of our South Africa canning operations, we recognized a $16.7 million asset impairment of our investment in South Africa and other charges related to the prepared food segment.

●
A $1.4 million impairment charge of the DEL MONTE® perpetual, royalty-free brand name license in the United Kingdom due to lower than expected sales volume and pricing for beverage products in the prepared food segment.

●	A $0.7 million impairment charge as a result of the relocation of a port facility in North America related to the banana segment and other fresh produce segment.

●	$6.0 million in impairment charges and received $2.4 million in insurance reimbursements related to flood damage to our Guatemala banana farms.
●	$1.1 million in asset impairments and other charges due to the discontinuation of melon growing operations in Brazil related to the other fresh produce segment.
●	$1.0 million in impairment charges related to damages caused by an earthquake in Chile in the other fresh produce segment.
●	$0.4 million of insurance recoveries related to the 2008 flood damage to our Brazil banana plantations.

During the first nine months of 2009, we recorded the following asset impairments and other charges:
●
$10.7 million in asset impairments and other charges related to our decision to discontinue pineapple planting in Brazil and our decision to not use certain property, plant and equipment as originally intended for other crop production.

●	$1.1 million in termination benefits and contract termination costs resulting from our decision to discontinue our commercial cargo service in Germany.
●	A $2.0 million impairment charge of the DEL MONTE® perpetual, royalty-free brand name license for beverage products in the United Kingdom due to lower than expected sales volume and pricing.
●
A credit of $2.3 million for the reversal of contract termination costs previously recorded related to the closure of an under-utilized distribution center in the United Kingdom and the previously announced closing of our Hawaii pineapple operations.

Operating Income.  Operating income for the first nine months of 2010 decreased by $23.3 million to $90.7 million compared with $114.0 million for the first nine months of 2009.  The decrease in operating income was due to lower gross profit, higher asset impairments and other charges and higher selling, general and administrative expenses, partially offset by higher gain on sales of property, plant and equipment.

Interest Expense. Interest expense decreased by $0.3 million to $8.6 million for the first nine months of 2010 compared with $8.9 million for the first nine months of 2009, principally due to lower average debt balances.

Other Income (Expense), Net. Other income (expense), net was an expense of $6.6 million for the first nine months of 2010 as compared with an expense of $1.8 million for the first nine months of 2009.  This increase in expense was principally attributable to higher foreign exchange losses and higher losses from unconsolidated subsidiaries during the first nine months of 2010 as compared with the first nine months of 2009.

Provision (Benefit) for Income Taxes.  Provision (benefit) for income taxes was a provision of $4.7 million for the first nine months of 2010 as compared with a benefit of $13.8 million for the first nine months of 2009.  The benefit for income taxes of $13.8 million for the first nine months of 2009 related principally to $8.3 million of net changes in the deferred tax valuation allowance due to expected utilization of deferred tax assets, combined with the settlement of certain tax positions in connection with an audit.

Fair Value Measurements

During the quarter ended October 1, 2010, we recognized an impairment charge of $1.4 million related to the Del Monte indefinite-lived intangible of a perpetual, royalty-free brand name license due to lower than expected sales volumes and pricing in the United Kingdom in the prepared food segment specifically related to beverage products.  An income-based approach was used to value the trademark intangible, which measures the fair value of an intangible asset by capitalizing the royalties saved due to ownership of the intangible asset rather than paying a rent or royalty for the use of the asset.  This income-based approach referred to as the royalty savings method utilizes internal unobservable inputs such as a discounted net sales cash flow model with the application of a royalty savings rate assumption corroborated by a mix of internal and market inputs.

During the second quarter of 2010, we entered into an agreement to sell substantially all the assets of our South Africa canning operations.  As a result, we recognized a $16.6 million asset impairment of our investment in South Africa in the prepared food reporting segment.  The carrying value of our investment in South Africa was $24.4 million, including cumulative translation adjustments, and was written down to a fair value of $7.8 million.  We estimated the fair value of the underlying assets by using the market approach.  The market approach uses prices and other relevant information generated by market transactions involving comparable assets.  We used observable inputs based on market participant information related to the probable sale of South African assets and, as such, we classify the fair value of the investment in South Africa within Level 2 of the fair value hierarchy.

We assess goodwill for impairment on an annual basis on the first day of the fourth quarter of each year, or sooner if events indicate such a review is necessary.  As of October 1, 2010, we were not aware of any items or events that would cause us to further adjust the recorded value of goodwill for impairment. Potential impairment exists if the fair value of a reporting unit to which goodwill has been allocated is less than the carrying value of the reporting unit. The amount of the impairment to recognize, if any, is calculated as the amount by which the carrying value of goodwill exceeds its implied value. Future changes in the estimates used to conduct the impairment review, including revenue projection, market values and changes in the discount rate used, could cause the analysis to indicate that our goodwill is impaired in subsequent periods and result in a write-off of a portion or all of goodwill. The discount rate used is based on independently calculated risks, our capital mix and an estimated market risk premium. The fair value of the prepared food unit’s goodwill and trademarks and the melon and banana reporting units’ goodwill are highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets.  If we are unable to recover from poor market conditions related to bananas, the banana reporting unit goodwill may be at risk for impairment in the future.   If we are unable to recover from lower melon pricing in North America, the melon reporting unit goodwill may be at risk for impairment in the future.  If we are unable to recover from current challenging economic conditions in Europe, the prepared food reporting unit goodwill and trademarks may be at risk for impairment in the future.

The following table highlights the sensitivities of the goodwill and indefinite-lived intangibles at risk as of October 1, 2010 (U.S. dollars in millions):

			Prepared Food Reporting Unit
	Melon Reporting Unit Goodwill	Banana Reporting Unit Goodwill	Goodwill		U.K. Beverage Trademarks		Remaining DEL MONTE® Trademarks
Carrying Value	$3.3	$65.4	$73.4		$5.1		$63.6

Approximate percentage by which the fair
value exceeds the carrying value based on an	2%	6%	28%		0%	(1)	15%
interim impairment test as of October 1, 2010

Amount that a one percentage point increase
in the discount rate and a 5% decrease in cash	$3.3	$63.8	$-	(2)	$0.6	(3)	$-	(2)
flows would cause the carrying value to
exceed the fair value and trigger a fair
valuation

(1) The trademark for beverage products in the United Kingdom was impaired by $1.4 million during the quarter ended October 1, 2010.

(2) As of October 1, 2010, applying the sensitivities disclosed above does not result in the carrying value exceeding the fair value; however, after applying those sensitivities, the fair value exceeds the carrying value by less than 2%.

(3) Represents additional impairment after applying the sensitivities disclosed above.

Recent Developments

On October 11, 2010, we received regulatory approval for the sale of our South Africa canning operation.  On October 12, 2010, the sale was executed by the receipt of approximately $1.4 million in cash and $7.1 million was recorded as a financing receivable, which will be paid to us quarterly with interest calculated based on the South Africa prime rate.

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

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 1, 2010.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.  Such officers also confirm that there was no change in our internal control over financial reporting during the quarter ended October 1, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 10, “Commitments and Contingencies”, to the Consolidated Financial Statements, Part I, Item 1 included herein.

Item 1A.	Risk Factors

There have been no material changes in the risk factors from the information provided in Item 1A. Risk Factors of our annual report on Form 10-K for the year ended January 1, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our purchases of ordinary shares during the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (2)(3)
July 3, 2010 through August 2, 2010	-	$-	-	$250,328,900
August 3, 2010 through September 2, 2010	1,237,600	$21.51	1,237,600	$223,708,124
September 3, 2010 through October 1, 2010	116,021	$21.82	116,021	$221,176,546
Total	1,353,621	$21.53	1,353,621	$221,176,546

(1)
As of October 1, 2010, we retired 1,264,921 of the repurchased ordinary shares and had 88,700 treasury shares.  The remaining 88,700 repurchased shares were retired prior to the issuance of the Consolidated Financial Statements included in Part I.

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

Item 6.	Exhibits

10.1*	Second Amendment to the Second Amended and Restated Credit Agreement dated as of August 13, 2010.

31.1*	Certification of Chief Executive Officer filed pursuant to 17 CFR 240.13a-14(a).

31.2*	Certification of Chief Financial Officer filed pursuant to 17 CFR 240.13a-14(a).

32*	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 17 CFR 240.13a-14(b) and 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document (furnished herewith).

101.SCH**	XBRL Taxonomy Extension Schema Document Linkbase Document (furnished herewith).

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith).

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith).

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith).

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith).

*	Filed herewith

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

Fresh Del Monte Produce Inc.

Date: November 2, 2010	By:	/s/ Hani El-Naffy
Hani El-Naffy
President & Chief Operating Officer

	By:	/s/ Richard Contreras
Richard Contreras
Senior Vice President & Chief Financial Officer

Exhibit Index

Exhibit No.	Description
10.1	Second Amendment to the Second Amended and Restated Credit Agreement dated as of August 13, 2010.

31.1	Certification of Chief Executive Officer filed pursuant to 17 CFR 240.13a-14(a).

31.2	Certification of Chief Financial Officer filed pursuant to 17 CFR 240.13a-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 17 CFR 240.13a-14(b) and 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*
In accordance with Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.