Form 10-K
period 2010-12-31
FRESH DEL MONTE PRODUCE INC
filed 2011-03-01
CIK 1047340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐     No   ☒

The aggregate market value of Ordinary Shares held by non-affiliates at July 2, 2010, the last business day of the registrant’s most recently completed second quarter, and was $802,352,679 based on the number of shares held by non-affiliates of the registrant and the reported closing price of Ordinary Shares on July 2, 2010 of $19.94. The registrant does not have non-voting common stock outstanding.

As of February 18, 2011, there were 58,787,283 Ordinary Shares of Fresh Del Monte Produce Inc. issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the 2011 Annual General Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year are incorporated by reference in Part III of this report.

Forward-Looking Statements

In this Annual Report (the “Report”), references to “$” and “dollars” are to United States dollars. References in this Report to Fresh Del Monte, “we”, “our” and “us” refer to Fresh Del Monte Produce Inc. and its subsidiaries, unless the context indicates otherwise. Percentages and certain amounts contained herein have been rounded for ease of presentation. Any discrepancies in any table between totals and the sums of amounts listed are due to rounding. As used herein, references to years ended 2008 through 2010 are to fiscal years ended December 26, 2008, January 1, 2010 and December 31, 2010, respectively.

This Report, information included in future filings by us and information contained in written material, press releases and oral statements, issued by or on behalf of us contains, or may contain, statements that constitute forward-looking statements in particular, information in Item 1. Business and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trend Information, contained in this Report..  In this Report, these statements appear in a number of places and include statements regarding the intent, beliefs or current expectations of us or our officers (including statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates” or similar expressions) with respect to various matters, including our plans and future performance.  These forward-looking statements involve risks and uncertainties.  Fresh Del Monte’s actual plans and performance may differ materially from those in the forward-looking statements as a result of various factors, including (i) the uncertain global economic environment and the timing and strength of a recovery in the markets we serve, and the extent to which adverse economic conditions continue to affect our sales volume and results, including our ability to command premium prices for certain of our principal products, or increase competitive pressures within the industry, (ii) the impact of governmental initiatives in the United States and abroad to spur economic activity, including the effects of significant government monetary or other market interventions on inflation, price controls and foreign exchange rates, (iii) the impact of governmental trade restrictions, including adverse governmental regulation that may impact our ability to access certain markets, (iv) our anticipated cash needs in light of our liquidity, (v) the continued ability of our distributors and suppliers to have access to sufficient liquidity to fund their operations, (vi) trends and other factors affecting our financial condition or results of operations from period to period, including changes in product mix or consumer demand for branded products such as ours, particularly as consumers remain price-conscious in the current economic environment; anticipated price and expense levels; the impact of crop disease, severe weather conditions, such as the recent adverse weather conditions in our banana production areas, or natural disasters, such as earthquakes, on crop quality and yields and on our ability to grow, procure or export our products; the impact of prices for petroleum-based products and packaging materials; and the availability of sufficient labor during peak growing and harvesting seasons, (vii) the impact of pricing and other actions by our competitors, particularly during periods of low consumer confidence and spending levels, (viii) the impact of foreign currency fluctuations, (ix) our plans for expansion of our business (including through acquisitions) and cost savings, (x) our ability to successfully integrate acquisitions into our operations, (xi) the impact of impairment or other charges associated with exit activities, crop or facility damage or otherwise, (xii) the timing and cost of resolution of pending legal and environmental proceedings, (xiii) the impact of changes in tax accounting or tax laws (or interpretations thereof), and the impact of settlements of adjustments proposed by the Internal Revenue Service or other taxing authorities in connection with our tax audits, and (xiv) the cost and other implications of changes in regulations applicable to our business, including potential legislative or regulatory initiatives in the United States or elsewhere directed at mitigating the effects of climate change. All forward-looking statements in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

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

History and Development of Fresh Del Monte

Our legal name is Fresh Del Monte Produce Inc., and our commercial name is Del Monte Fresh Produce. We are an exempted holding company, incorporated under the laws of the Cayman Islands on August 29, 1996. At December 31, 2010, the close of our most recent fiscal year, members of the Abu-Ghazaleh family directly owned 35.3% of our outstanding Ordinary Shares.

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

Our global business, conducted through subsidiaries, is primarily the worldwide sourcing, transportation and marketing of fresh and fresh-cut produce together with prepared food products in Europe, Africa and the Middle East. We source our fresh produce products (bananas, pineapples, melons, tomatoes, grapes, apples, pears, peaches, plums, nectarines, cherries, citrus, avocados, blueberries and kiwi) primarily from Central and South America, Africa, the Philippines, North America and Europe.  We source our prepared food products primarily from Africa, Europe, the Middle East and Asia.  Our products are sourced from company-owned operations, through joint venture arrangements and through supply contracts with independent producers.  We distribute our products in North America, Europe, Asia, the Middle East, Africa and South America.

On June 6, 2008, we acquired all of the shares of Desarollo Agroindustrial de Frutales, S.A., a producer of high-quality bananas in Costa Rica; all of the shares of Frutas de Exportacion, S.A., a major producer of gold pineapples in Costa Rica; and all of the shares of an affiliated sales and marketing company, collectively known as “Caribana”. The purchase price for Caribana was $405.9 million plus $2.9 million for acquisition-related expenses, financed with $88.5 million in cash on hand and drawings under our then-existing syndicated revolving credit facility. As a result of this acquisition, our land holdings in Costa Rica increased by approximately 13,000 hectares of quality farm land producing approximately 13 million boxes of bananas and 11 million boxes of gold pineapples annually. We also acquired state-of-the-art packing facilities, as well as modern farming equipment. Caribana’s extensive production area substantially increased our presence in the banana market and further strengthened our number one position in the gold pineapple market. The close proximity of Caribana’s production and packing operations to our existing farms has provided significant operating efficiencies and synergies. This transaction has enabled us to continue to capitalize on the growing global demand for fresh produce and to expand our reach into existing and new markets.

On June 27, 2008, we acquired certain operating assets, excluding land, of Melones de Costa Rica, S.A. (“MCR”). MCR is a 50%-owned unconsolidated subsidiary that produced melons for us in Costa Rica. MCR continues to own the land that is leased to us on a long-term basis. The purchase price was $8.0 million. During the third quarter of 2008, we also acquired two additional melon operations in Guatemala. The assets acquired comprised principally farming equipment, packing sheds and materials and supplies inventory.   The purchase price was $13.9 million.

Our capital expenditures totaled $70.8 million in 2010, consisting of approximately $31.0 million, principally for expansion of production facilities in Guatemala, Costa Rica and Brazil combined with improvements to our port facilities in North America and distribution facilities in Saudi Arabia related to the banana segment. We also spent approximately $33.1 million principally for expansion of production facilities in Costa Rica, Guatemala, Chile and the Philippines and fresh-cut facilities in the United States and the United Kingdom related to the other fresh produce segment and $6.7 million principally for expansion of production facilities in Kenya, Greece and Jordan related to the prepared food segment. Our capital expenditures totaled $84.5 million in 2009, consisting of approximately $51.4 million primarily for distribution centers in Saudi Arabia and for expansion of production facilities in Costa Rica, Guatemala, Brazil and the Philippines related to the banana segment, $27.8 million principally for expansion of our pineapple operations in Costa Rica and the Philippines, expansion of non-tropical fruit operations in Chile and expansion of fresh-cut fruit facilities in North America and the United Kingdom related to the other fresh produce segment and $5.3 million for expansion of production facilities in Jordan and Kenya related to the prepared food segment. Our capital expenditures totaled $101.5 million in 2008, consisting of $59.4 million principally for distribution centers in Saudi Arabia and South Korea and for expansion of production facilities in the Philippines, Guatemala and Brazil related to the banana segment, $23.1 million principally for expansion of production facilities in Costa Rica, the Philippines and Chile related to the other fresh produce segment and $19.0 million principally for production facilities in Jordan and Kenya related to the prepared food segment. The principal capital expenditures planned for 2011 consist primarily of the expansion of production facilities in Costa Rica, Guatemala, Chile, Kenya, Jordan and Greece and for our distribution and fresh-cut facilities in Saudi Arabia, North America and the United Kingdom.

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

We have leading market positions in the following product categories. We believe we are:

●	the number one marketer of fresh pineapples worldwide, including our Del Monte Gold ® Extra Sweet pineapple;

●	the third-largest marketer of bananas worldwide;

●	a leading marketer of branded fresh-cut fruit in the United States and the United Kingdom;

●	a leading re-packer of tomatoes in the United States;

●	a leading year-round marketer of branded grapes in the United States;

●	a leading marketer of branded non-tropical fruit in selected markets; and

●	a leading marketer for canned fruit and pineapple in the European Union (EU) and other European markets.

We source and distribute our fresh produce products on a global basis. Our products are grown primarily in Central and South America, Africa and the Philippines. We also source products from North America and Europe. Our products are sourced from company-controlled farms and independent growers. We transport our fresh produce to markets using our fleet of 12 owned and 14 chartered refrigerated vessels, and we operate four port facilities in the United States. At year end 2010, we operated 43 distribution centers, generally with cold storage and banana ripening facilities in our key markets worldwide, including the United States, the United Kingdom, Germany, Japan, South Korea, Hong Kong, Poland, the United Arab Emirates and Saudi Arabia. We also operate 14 fresh-cut facilities in the United States, the United Kingdom, Japan, the United Arab Emirates and Saudi Arabia, some of which are located within our distribution centers. Through our vertically integrated network, we manage the transportation and distribution of our products in a continuous temperature-controlled environment. This enables us to preserve quality and freshness, and to optimize product shelf life, while ensuring timely and year-round distribution. Furthermore, our position as a volume producer and shipper of bananas allows us to lower our average per-box logistics cost and to provide regular deliveries of our premium fresh fruit to meet the increasing demand for year-round supply.

We market and distribute our products to retail stores, food clubs, wholesalers, distributors and foodservice operators in more than 100 countries around the world. North America is our largest market, accounting for 49% of our net sales in 2010. Europe, Asia and the Middle East regions are our other major markets, accounting for 26%, 12% and 12% of our net sales in 2010, respectively. Our distribution centers and fresh-cut facilities address the growing demand from supermarket chains, club stores, mass merchandisers and independent grocers to provide value-added services, including the preparation of fresh-cut produce, ripening, customized sorting and packing, just-in-time and direct-store-delivery and in-store merchandising and promotional support. Large national retail chains are increasingly choosing fewer suppliers – ones that can serve all of their needs on a national basis – and there is a significant opportunity for a company with a full fresh and fresh-cut produce line, a well-recognized brand, a consistent supply of quality produce and a national distribution network to become the preferred supplier to these large retail customers. We believe that we are uniquely positioned as a preferred supplier, and our goal is to expand on this status by increasing our leading position in fresh-cut produce, expanding our banana, pineapple and melon business and diversifying our other fresh produce selections.  We are a multinational company offering a variety of fresh produce in all major markets along with fresh-cut produce in selected markets and a prepared food product line that includes prepared fruit and vegetables, juices, beverages and snacks in Europe, Africa, the Middle East and countries formerly part of the Soviet Union.

Our strategy is focused on a combination of maximizing revenues from our existing infrastructure, entering new markets and strict cost control initiatives. We plan to continue to capitalize on the growing global demand for fresh produce and expand our reach into existing and new markets. We expect sales growth of fresh produce in key markets by increasing sales volume and per unit sales prices as permitted by market conditions. Our 2008 acquisitions substantially increased our production capability of bananas and pineapples and continue to provide the potential over time for further operating efficiencies and synergies.  In addition, our number one position in the gold pineapple market has been further strengthened.  Our strategy includes increasing volumes from existing production and distribution facilities in order to improve operating efficiencies and reduce per unit costs. We plan additional investments in production facilities in order to expand our product offering in established markets and continue with our recent expansion in growth markets, such as the Middle East, Africa and countries formerly part of the Soviet Union.

Products Sourcing and Production

Our products are grown and sourced primarily in Central and South America, Africa and the Philippines. We also source products from North America and Europe. In 2010, 45% of the fresh produce we sold was grown on company-controlled farms and the remaining 55% was acquired through supply contracts with independent growers. Costa Rica is our most significant sourcing location representing approximately 36% of our total sales volume of fresh produce products and where we have 42% of our property, plant and equipment in 2010.

We produce, source, distribute and market a broad array of fresh produce throughout the world, primarily under the DEL MONTE® brand, as well as under other proprietary brands, such as UTC® and Rosy®. We also produce, distribute and market prepared fruits and vegetables, juices, beverages and snacks under the DEL MONTE® brand, as well as other proprietary brands, such as Fruit Express™, Just Juice®, Fruitini® and other regional trademarks in Europe, Africa, the Middle East and countries formerly part of the Soviet Union.

The following table indicates our net sales by product for the last three years:

	Year ended
	December 31,		January 1,		December 26,
	2010		2010		2008
	(U.S. dollars in millions)
Net sales by product category:
Banana	$1,620.2	46%	$1,510.9	43%	$1,420.2	40%
Other fresh produce:
Gold pineapples	506.3	14%	475.6	14%	458.2	13%
Fresh-cut produce	317.3	9%	314.8	9%	319.2	9%
Non-tropical fruit	293.0	8%	278.6	8%	286.1	8%
Melons	179.5	5%	242.1	7%	221.1	6%
Tomatoes	114.3	3%	120.0	3%	140.0	4%
Vegetables	65.4	2%	68.4	2%	78.8	2%
Other fruit	47.9	1%	52.0	1%	56.4	2%
Total other fresh produce	1,523.7	42%	1,551.5	44%	1,559.8	44%
Prepared food	359.8	10%	337.4	10%	412.4	12%
Other products and services	49.2	2%	96.6	3%	138.6	4%
Total	$3,552.9	100%	$3,496.4	100%	$3,531.0	100%

See Note 24, “Business Segment Data”, to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data for further information.

Bananas

Bananas are the leading internationally traded fresh fruit in terms of volume and dollar sales and the best-selling fresh fruit in the United States.  Europe and North America are the world’s largest banana markets and Asia is the third largest market. According to the latest published statistics from the Food and Agriculture Organization of the United Nations (“FAO”), in 2008, Europe, North America, Asia and the Middle East consumed 19.3, 9.8, 4.3 and 1.3 billion pounds of bananas, respectively. Bananas are a key produce department product due to their high turnover and the premium margins realized by grocers.

Bananas have a relatively short growing cycle and are grown in tropical locations with humid climates and heavy rainfall, such as Central and South America, the Caribbean, the Philippines and Africa. Bananas are grown throughout the year in these locations, although demand and prices fluctuate based on the relative supply of bananas and the availability of seasonal and alternative fruit.

We believe that we are the world’s third-largest marketer of bananas, based on internally generated data.  Our banana sales in North America, Europe, Asia and the Middle East accounted for approximately 44%, 25%, 18% and 13% of our net sales of bananas in 2010, respectively. We produced 35% of the banana volume we sold in 2010 on company-controlled farms, and we purchased the remainder from independent growers.

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

Due in part to limitations in the Philippines on foreign ownership of land, we purchase the majority of bananas in the Philippines through long-term contracts with independent growers. Approximately 76% of our Philippine-sourced bananas are supplied by one grower, representing 14% of the Philippines banana industry volume in 2010.  In the Philippines, we have leased approximately 2,000 hectares of land where we have planted bananas for the Asia market. Due to disease affecting an isolated growing area of our bananas in the Philippines, during the fourth quarter of 2010, we decided to abandon those affected areas.  As a result of this decision, we reduced our growing area from approximately 2,000 to 850 hectares and recorded $12.7 million in asset impairments as of December 31, 2010.

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

We believe we are the market leader of fresh pineapples worldwide, based on internally generated data.   Pineapple sales in North America, Europe, Asia and the Middle East accounted for 52%, 31%, 14% and 3% of our net sales of pineapples in 2010, respectively.  From 1996 to 2010, our volume of the Del Monte Gold ® Extra Sweet pineapple increased from two and a half million boxes to 29.2 million boxes. Our pineapple volume has increased by 6% this year.  Based on FAO data, for the 10-year period from 1998 to 2008, the volume of pineapple sales in the United States, Europe, Asia and the Middle East has increased by 194%, 258% and 76% and 1,955%, respectively. We believe that a substantial portion of this growth is due to our introduction of the Del Monte Gold ® Extra Sweet pineapple. As a result of our continued expansion of existing pineapple operations, we expect to continue to increase the sales volume of our extra sweet pineapples in the near future with extra sweet pineapples grown in Costa Rica and the Philippines.

The principal production and procurement areas for our gold pineapples are Costa Rica and the Philippines. Given the complexity of pineapple cultivation relative to our bananas, a higher percentage of the fresh pineapples we sell (80% by volume in 2010) are produced on company-controlled farms.

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

We believe that the fresh-cut produce market continues to be one of the fastest-growing categories in the fresh produce segment, largely due to consumer trends favoring healthy and conveniently packaged ready-to-eat foods. We established a platform in this industry through acquisitions and by building upon our existing fresh-cut pineapple business. We believe that our experience in this market, coupled with our sourcing and logistics capabilities and the DEL MONTE®  brand, have enabled us to achieve a leading position in this highly fragmented market. Based on the latest supermarket scan data as supplied by an independent market data provider for 2010, we believe that we continue to be the market leader in branded fresh-cut fruit in the United States. Our fresh-cut fruit products include pineapple, melons, grapes, citrus, apples, mango, kiwi and other fruit items. The fruit we use in our fresh-cut operations are sourced within our integrated system of company-controlled farms and from GAP-certified (good agricultural practices) independent growers. We also offer fresh-cut vegetables for prepared salads, such as coleslaw and potato salad. We purchase our vegetables for these purposes from GAP-certified independent growers in the United States and in Europe. Our purchase contracts for both fruit and vegetables are typically short-term but vary by produce item. Our fresh-cut products are sold in the United States, the United Kingdom, the Middle East and Japan.

Non-Tropical Fruit

Non-tropical fruit includes grapes, apples, pears, peaches, plums, nectarines, cherries, avocados, citrus and kiwis. Generally, non-tropical fruit grows on trees, bushes or vines that shed their leaves seasonally. Approximately 42% of our non-tropical fruit net sales are from the sale of grapes. Fresh grapes are a favorite quick, easy and healthy snack among consumers young and old. In addition to their delicious taste, a growing body of research on fresh grapes suggests that grapes may offer significant health benefits as well.  Fresh grapes are a well-known fruit worldwide, fitting into almost any lifestyle. Based on the United States Department of Agriculture (“USDA”), Economic Research Service,  fresh grape consumption has grown 19% between 1998 and 2008 in the United States and, on average, Americans consumed 8.5 pounds of fresh grapes in 1998.  Fresh grapes are also processed for the production of wine, raisins, juices and canned products. The higher production cost and higher product value of fresh grapes result from more intensive production practices than are required for grapes grown for processing. While California supplies the majority of total grape volumes, imports have made fresh grapes available year-round in the United States, with shipments mostly from Chile.  Most U.S. production is marketed from May to October.  Chilean grapes dominate the market from December to April.

Approximately 18% of our non-tropical fruit net sales are from the sale of avocados.  According to the latest published statistics from the USDA, for the 10-year period from 1999 to 2008, avocado imports to the United States have increased by 449%.  Per capita consumption of avocados in the United Sates has also increased significantly in the last 10 years.  According to the Economic Research service of the USDA, per capita consumption of avocados reached 3.7 pounds during 2008.

We sell a variety of non-tropical fruit, including all of the types referred to above.  In 2010, non-tropical fruit sales in North America, Europe, the Middle East, Asia and South America accounted for approximately 54%, 8%, 22%, 11% and 5% of our total net sales of non-tropical fruit, respectively. We obtain our supply of non-tropical fruit from company-owned farms in Chile and from independent growers in Chile, the United States, Mexico, Spain and New Zealand.  In Chile, we purchase non-tropical fruit from independent growers and also produce a variety of non-tropical fruit on approximately 5,100 acres of company-owned or leased land. Our avocados are sourced principally from Mexico.  In Spain and Mexico, we have our own sourcing operations, ensuring a consistent supply of high-quality non-tropical fruit during the growing season. Purchase contracts for non-tropical fruit are typically made on an annual basis.

Melons

Based on FAO data, for the 10-year period from 1998 to 2008, the volume of imports of cantaloupes and other melons increased in North America, Europe and the Middle East by 4%, 65% and 104%, respectively and decreased by 12% in Asia.  Melons are one of the highest volume fresh produce items, and this category includes many varieties, such as cantaloupe, honeydew and watermelon. During the summer and fall growing seasons in the United States and Europe, demand is met in large part by local suppliers of unbranded or regionally branded melons. By contrast, in North America and Europe, imports significantly increase, and melons generally command premium pricing from October to May. Melons are grown in temperate and tropical locations and have a relatively short growing cycle.

We sell a variety of melons including cantaloupe, honeydew, watermelon and specialty melons, which we introduced to meet the different tastes and expectations of consumers in Europe. Cantaloupes represented over 73% of our melon sales volume in 2010. We are a significant producer and distributor of melons from October to May in North American and European regions by sourcing melons from our company-controlled farms and independent growers in Central and South America, where production generally occurs during this period.  Melons sold in North America and Europe from October to May generally command a premium price due to the relative scarcity of melons and alternative fruit. Melon sales in North America and Europe accounted for 88% and 12% of our net sales of melons in 2010, respectively. In terms of volume, we produced 89% of the melons we sold in 2010 on company-controlled farms and purchased the remainder from independent growers.

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

Tomatoes

The United States is one of the largest producers of tomatoes in the world, ranking second only to China.  Mexico and Canada are also important suppliers of fresh tomatoes within North America. Based on information available at producemarketplace.com, an industry website, in 2009, fresh tomatoes remained a top performer for food retailers, generating approximately 7.2% of a retailers’ total produce sales.

We source our fresh tomatoes mainly from the United States, Mexico, Canada, Guatemala and El Salvador. The tomato category is highly fragmented with many suppliers, re-packers and wholesalers in various geographic regions of the United States.  As a high volume item, tomatoes are important for our network of distribution and re-packing facilities. This product category allows us to add value through leveraging our purchase volumes to reduce costs and perform the sorting, packaging and custom labeling locally, in addition to delivering on a just-in-time basis to retail chains and foodservice customers. With our fresh-cut fruit and vegetable facilities, we can add additional value by incorporating tomatoes into our consumer-packaged products. We have spent approximately $9.0 million developing greenhouse tomato operations in Guatemala.  In 2011, we plan to source additional volumes from this location.

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

Prepared Food

We have a royalty-free perpetual license to use the DEL MONTE® Trademark in connection with the production, manufacture, sale and distribution of prepared foods and beverages in over 100 countries throughout Western, Eastern and Central Europe, Africa, the Middle East and countries formerly part of the Soviet Union.  Del Monte has operated in Europe for over 75 years, is the premier brand associated with fruit-based or fruit-derived products and is the leading brand for canned fruit and pineapple in many Western European markets. Del Monte has had a presence in the United Kingdom, the largest market, since 1926 and is perceived to be a quality brand with high consumer awareness. Del Monte has a reputation with both consumers and retailers for value, quality and reliability.

We produce, distribute and market prepared pineapple, peaches, fruit cocktail, pears, tomatoes and other fruit and vegetables. Our deciduous prepared food products, which include peaches, pears and fruit cocktail are principally sourced from our own facilities in Greece and South Africa. During the fourth quarter of 2010, we sold our deciduous canning production facility in South Africa, which will allow us to consolidate the production of peach and fruit cocktail prepared food products in our Greek facility in 2011. Other deciduous products will be sourced primarily from South Africa.  Our tomato products are sourced from independent producers in Europe and the Middle East. Our prepared pineapple products are primarily sourced from our own facility in Kenya and are also sourced from independent producers in Asia. These products are sold primarily under the DEL MONTE® label and under the buyers’ own label for major retailers. We also distribute and market beverages, including ambient juices and juice drinks as well as various snacks.  We also produce and market industrial products that are composed of fruit that has been processed in our production facilities in the form of purees, pulps and concentrates for further processing (juices, yogurt, cake manufacture, pizza, etc.) and for sale to the foodservice industry worldwide. We expect to continue investing in new product development to increase revenue, defend our premium price position and maintain market leadership in our product categories.  We plan to expand our offerings in the snack category by offering multiple varieties and sizes of fruit in plastic pots with new and improved recipes and various juice bars, targeting the convenience store and foodservice trade in selected European and Middle East markets.

Our prepared food segment also includes our Jordanian food business. This business includes a state-of-the-art vertically integrated poultry business, including poultry farms, a grain mill, a slaughterhouse and a meat processing plant in Jordan. Our Jordanian poultry business is the leading provider of poultry products to retail stores and foodservice operators in that country. The newly established meat processing operation provides meat products for the Jordanian market and to other Middle East and North African markets.

Other Products and Services

Our other products and services include our third-party ocean freight business, our third-party plastics and box manufacturing business and our Argentine grain business. Our third-party ocean freight business allows us to generate incremental revenue on vessels’ return voyages to our product sourcing locations and when space is available on outbound voyages to our major markets, which reduces our overall shipping costs.  During the fourth quarter of 2009, as a result of unfavorable economic conditions, we eliminated our third-party ocean freight service from North Europe to the Caribbean.  Our plastics and box manufacturing business produces bins, trays, bags and boxes. Although this business is intended mainly to satisfy internal packaging requirements, we also sell these products to third parties.  In 2010, as a result of continued under-performance, we discontinued our grain operation and sold our grain silos in Argentina.

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

We transport our fresh produce to markets worldwide using our fleet of 12 owned and 14 chartered refrigerated vessels. During 2010, we sold four of our older, less efficient vessels and took delivery of two Japanese built vessels capable of carrying approximately 430,000 40 pound boxes of palletized and containerized fruit.  We believe that our fleet of owned vessels, combined with longer-term charters, is effective in reducing our ocean freight costs and mitigates our exposure to the volatility of the charter market.  We also operate a fleet of approximately 4,500 refrigerated containers, which are 48% owned or under capital leases, and the remaining 52% are under operating leases. Our logistics system is supported by various information systems. As a vertically integrated food company, managing the entire distribution chain from the field to the customer requires the technology and infrastructure to be able to meet our customers’ complex delivery needs.

Sales and Marketing

DEL MONTE® is a 118-year old brand that is recognized by consumers worldwide for quality, freshness and reliability. We employ a variety of marketing tools, including but not limited to advertising, public relations and promotions, to reinforce our brand equity with consumers and the trade. Depending on the product and market, we also provide technical, logistical and merchandising support aimed at safeguarding the superior quality of our products to the ultimate consumer. Our sales and marketing activities are conducted by our sales force located at our sales offices worldwide and at each of our distribution centers. Our commercial efforts are supported by marketing professionals located in key markets and regional offices. A key element of our sales and marketing strategy is to use our distribution centers as a means of providing value-added services for our customers.

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

One of our most recent innovations is our new Controlled Ripening Technology (“CRT™”) banana packaging.  Launched in October 2009, our proprietary, patent pending CRT ™ packaging was created for individual single-serve packages and for our 40-pound bulk banana boxes.  This packaging utilizes state-of-the-art technology to help improve the ripening and handling process while helping retailers increase banana sales, reduce product losses and maximize profits by extending the product’s yellow shelf life.  It also allows us to deliver to our customers the highest quality fruit.  As a result of this CRT ™ packaging, we are able to broaden our distribution channels to include vending machines and expand our product offerings to our convenience store and foodservice customer base.

The level of marketing investment necessary to support the prepared food business is significantly higher than that required for the fresh produce and fresh-cut fruit and vegetable business. We have utilized a variety of promotional tools to build the DEL MONTE® brand and engage consumers in key markets in Europe, Africa and the Middle East. In recent years, we implemented a new strategy for the prepared food business in certain key European markets consisting of utilizing distributors to perform product distribution, sales and marketing activities. Under these agreements, the sales, warehousing, logistics, marketing and promotion functions are all performed by the distributor. This strategy of utilizing independent distributors enables us to reduce distribution and sales and marketing expenses. In addition, we plan to expand our prepared food business by entering new markets in Eastern Europe, Africa and the Middle East and by expanding our offerings in the snack category, targeting the convenience store and foodservice trade in selected European and Middle East markets.

During 2010, one customer, Wal-Mart, Inc. (including its affiliates), accounted for approximately 13% of our total net sales. These sales are reported in our banana, other fresh produce and prepared food segments. No other customer accounted for 10% or more of our net sales. In 2010, the top 10 customers accounted for approximately 34% of our net sales.

Note 24, “Business Segment Data” included in Item 8. Financial Statements and Supplementary Data contains information regarding net sales to external customers attributable to each of our reportable segments and geographic regions, gross profit by each of our reportable segments, total assets attributable to each of our geographic regions, and information concerning the dependence of our reportable segments on foreign operations, for each of the years 2010, 2009 and 2008.

North America

In 2010, 49% of our net sales were made in North America. In North America, we have established a highly integrated sales and marketing network that builds on our ability to control transportation and distribution throughout our extensive logistics network. We operate a total of 22 distribution centers and fresh-cut facilities in the United States. Our distribution centers have ripening capabilities and/or other value-added services. We also operate four port facilities, which include cold storage facilities.

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

Europe

In 2010, 26% of our net sales were made in Europe. We distribute our fresh produce and prepared food products throughout Europe. Our fresh produce products are distributed to leading retail chains, smaller regional customers as well as to wholesalers and distributors through direct sales and distribution centers.  In the United Kingdom, we operate one distribution center and two fresh-cut facilities.  In Germany, we operate three distribution centers and in Poland we operate two distribution centers. In the Netherlands, we have a sales and marketing entity. In Southern Europe, we distribute our fresh produce through an independent marketing company.  Commencing in 2012, we plan to perform our own distribution in these markets by establishing our own sales and marketing organization. Our prepared food products are distributed through independent distributors throughout most of Europe, except in Germany, France and Poland where we use our own sales and marketing entities.

Middle East and North Africa

In 2010, 12% of our net sales were made in the Middle East and North Africa.  We distribute our products through independent distributors and company-operated distribution facilities. We have increased our sales of bananas in the Middle East market through distributors and established our own direct sales initiatives. Our distribution/manufacturing center in Dubai, United Arab Emirates (“UAE”) is a state-of-the-art facility with just-in-time delivery capabilities that includes banana ripening and cold storage facilities, fresh-cut fruit and vegetable operations and an ultra-fresh juice manufacturing operation. We distribute these products in the UAE and export them to other Middle East countries. We also operate a distribution center in Abu-Dhabi, UAE that includes banana ripening and cold storage facilities. In Saudi Arabia, through our 60%-owned joint venture, we have implemented an expansion program that included the construction of two distribution centers with banana ripening, cold storage facilities and fresh-cut fruit and vegetable operations and future manufacturing capabilities.  One of the distribution centers, located in Riyadh, the capital city of Saudi Arabia, was completed in 2009 while the second one, located in Jeddah, was completed in April of 2010.  These strategically located distribution centers distribute our fresh produce products to this growing market. In addition, we market and distribute prepared food products in the UAE, Jordan, Saudi Arabia and various other Middle East and North African markets. We have also established a presence in Egypt where we market and distribute our prepared food products, mainly our juice product line. In Jordan, we own a state-of-the-art vertically integrated poultry business including poultry farms, a grain mill, a slaughterhouse and a meat processing plant. We are the leading provider of poultry products to retail stores and foodservice operators in that country. In recent years, we have expanded our food business in Jordan with the addition of the meat processing operation that provides meat products for the local market and for export to other Middle East and North African markets. We believe that the Middle East, North Africa and countries formerly part of the Soviet Union represent an area for rapid sales development of our fresh and prepared food products. Utilizing our extensive knowledge of this region, we plan to capitalize on this opportunity with increased focus and investments in these markets.

Asia

In 2010, 12% of our net sales were made in Asia.  We distribute our products in Asia through direct marketing and large distributors. Our principal markets in this region are Japan, South Korea, mainland China and Hong Kong. In Japan, we distributed approximately 91% of the products we sold in 2010 through direct sales and the remainder through Japan’s largest fresh produce wholesaler, which distributes our products on a sales commission basis. Our products are distributed from four distribution centers located at strategic ports in Japan with cold storage and banana ripening operations.

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

The extent of competition varies by product. In the pineapple and non-tropical fruit markets, we believe that the high degree of capital investment and cultivation expertise required, as well as the longer length of the growing cycle, makes it relatively difficult to enter the market. However, in recent years we have experienced an increase in competition with our Del Monte Gold ® Extra Sweet  pineapple, which has negatively affected our results.

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

We are able to maintain the high quality of our products by growing a substantial portion of our own produce and working closely with our independent growers. We insist that all produce supplied by our independent growers meet the same stringent quality requirements as produce grown on our farms. Accordingly, we monitor our independent growers to ensure that their produce will meet agricultural and quality control standards, offer technical assistance on certain aspects of production and packing and, in some cases, manage the farms. The quality assurance process begins on the farms and continues as harvested products enter our packing facilities. Where appropriate, we cool the fresh produce at our packing facilities to maximize quality and optimize shelf life. As an indication of our commitment to quality, many of our operations have received certificates of compliance from the International Standards of Operation, in environmental compliance (14001) and production processes (9001). In 2003, we became the world’s first multinational fresh produce company to receive GlobalGap certification.  In 2010, all of our operations that produce or handle high risk foods (tomatoes, melons or leafy greens) achieved certification to the Hazard Analysis & Critical Control Points (HACCP) based safe quality food standard.  HACCP is a management system in which food safety is addressed through the analysis and control of biological, chemical and physical hazards from raw material production, procurement and handling, to manufacturing, distribution and consumption of the finished product.  Taken together, these certifications reflect our commitment to quality and the strictest standards of food safety.

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

We are also subject to various government regulations in countries where we market our products. The countries in which we market a material amount of our products are the United States, Canada, the countries of the European Union (the “EU”), Japan, China, South Korea, Jordan, the UAE and Saudi Arabia. These government regulations include:

●	sanitary regulations, particularly in the United States and the countries of the EU;

●	regulations governing pesticide use and residue levels, particularly in the United States, United Kingdom, Germany and Japan; and

●	regulations governing traceability, packaging and labeling, particularly in the United States and the countries of the EU.

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

European Union Banana Import Regulations

In November 2005, the EU agreed to reform its controversial banana import license regime. Latin America banana exporters and the United States long have complained that the EU’s banana trading system favored African, Caribbean and Pacific countries (“ACP”) in violation of global trade rules. From January 1, 2006, the quotas controlling import volumes of “third country” (almost exclusively Latin American) bananas coming into the EU were eliminated. Importers were required to pay a euro (“€”) tariff of €176 per ton and a small guarantee of €15 per ton.  Import licenses have been eliminated, but an import certificate is still required. The EU agreed to retain a duty-free quota of 775,000 tons per annum for bananas from ACP countries. In December 2007, most of the ACP countries, including Cameroon, signed a bilateral agreement with the EU that allows bananas duty free access to the EU market without any quantitative limitation commencing on January 1, 2008.   On December 15, 2009, the EU entered into an agreement with certain Latin America banana exporting countries to settle the long running dispute over banana import tariffs.  The EU will gradually reduce import tariffs on bananas from Latin America from the current level of €176 per ton to €114 per ton in 2017.  The largest reduction in the import tariff of €28 per ton was retroactively effective to December 15, 2009.  The import tariff will be reduced again on January 1, 2011 and at the beginning of each subsequent year for seven years, as follows: 2011-€143, 2012-€136, 2013-€132, 2014-€127, 2015-€122, 2016-€117 and 2017-€114.  This agreement was ratified during the first half of 2010.  If certain global agricultural trade conditions, as stipulated in the agreement, are not met by the end of 2013, the reduction in import tariffs will be frozen for two years until 2015.  Afterwards, commencing in 2016, irrespective of meeting the stipulated conditions, the EU will continue to reduce its tariff each year as agreed, until the tariff reaches €114 on January 1, 2019.  We cannot predict the impact of this reduction of banana import tariffs on the EU market.  The EU continues to negotiate Free Trade Agreements with Latin America banana-producing countries and there is a possibility that some form of new EU banana tariff-rate quotas will be reinstated.

Environmental Proceedings

The management, use and disposal of some chemicals and pesticides are inherent aspects of our production operations. These activities and other aspects of production are subject to various environmental laws and regulations, depending upon the country of operation. In addition, in some countries of operation, environmental laws can require the investigation and, if necessary, remediation of contamination related to past or current operations. We are not a party to any dispute or legal proceeding relating to environmental matters where we believe that the risk associated with the dispute or legal proceeding would be material, except as described in Item 3.  Legal Proceedings and Note 19, “Litigation” to the Consolidated Financial Statements included in Item 8.  Financial Statements and Supplementary Data in connection with the Kunia Well Site.

On May 10, 1993, the EPA identified a certain site at our plantation in Hawaii for potential listing on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended. See Item 3.  Legal Proceedings and Note 19, “Litigation” to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

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

Some of the research and development projects include:

●	the development of the Del Monte Gold® Extra Sweet pineapple and other pineapple and melon varieties;

●	improved irrigation methods and soil preparation for melon planting; and

●	the development of our new CRT™ banana packaging created for individual single-serve packages and for our 40-pound bulk banana boxes that improves the ripening and handling process.

Our total corporate research and development expenses were $3.4 million, $3.2 million and $3.5 million for 2010, 2009 and 2008, respectively, and are included in selling, general and administrative expenses in the Consolidated Financial Statements.

We have the exclusive right to use the DEL MONTE® brand for fresh fruit, fresh vegetables and other fresh and fresh-cut produce and certain other specified products on a royalty-free basis under a worldwide, perpetual license from Del Monte Corporation, an unaffiliated company that owns the DEL MONTE® trademark. Del Monte Corporation and several other unaffiliated companies manufacture, distribute and sell under the DEL MONTE®  brand canned or processed fruit, vegetables and other produce, as well as dried fruit, snacks and other products. Our licenses allow us to use the trademark “DEL MONTE ®” and the words “DEL MONTE ® ” in association with any design or logotype associated with the brand. The licenses also give us certain other trademarks and trademark rights, on or in connection with the production, manufacture, sale and distribution of fresh fruit, fresh vegetables, other fresh produce and certain other specified products. In addition, the licenses allow us to use certain patents and trade secrets in connection with the production, manufacture, sale and distribution of our fresh fruit, fresh vegetables, other fresh produce and certain other specified products.

We have a royalty-free perpetual license to use the DEL MONTE® trademark in connection with the production, manufacture, sale and distribution of all food and beverage products in Europe, Africa, the Middle East and countries formerly part of the Soviet Union.

We also sell produce under several other brands for which we have obtained registered trademarks, including UTC®, Rosy®, Fruit Express® , Just Juice® , Fruitini® and other regional brands.

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

	Year ended
	December 31,	January 1,
	2010	2010
Net sales:
First quarter	$943.1	$879.7
Second quarter	1,000.0	978.4
Third quarter	793.1	766.2
Fourth quarter	816.7	872.1
Total	$3,552.9	$3,496.4

Gross profit:
First quarter	$97.8	$83.8
Second quarter	83.0	91.0
Third quarter	52.0	69.0
Fourth quarter	39.6	67.0
Total	$272.4	$310.8

Employees

At year end 2010, we employed approximately 42,000 persons worldwide, substantially all of whom are year-round employees. Approximately 87% of these persons are employed in production locations. We believe that our overall relationship with our employees and unions is satisfactory.

Organizational Structure

We are organized under the laws of the Cayman Islands and, as set forth in our Amended and Restated Memorandum of Association, we are a holding company for the various subsidiaries that conduct our business on a worldwide basis. Our significant subsidiaries, all of which are directly or indirectly wholly owned, are:

Subsidiary	Country of Incorporation
Corporacion de Desarrollo Agricola Del Monte S.A.	Costa Rica
Del Monte B.V.	Netherlands
Del Monte Fresh Produce (Asia-Pacific) Limited	Hong Kong
Del Monte Fresh Produce Company	United States
Del Monte Fresh Produce International Inc.	Liberia
Del Monte Fresh Produce N.A., Inc.	United States
Del Monte Fund B.V.	Netherlands Antilles
Del Monte International GmbH	Switzerland
Fresh Del Monte Produce N.V.	Netherlands Antilles

Web site Access to Reports

We file annual, quarterly and current reports, and amendments to those reports, proxy statements and other information with the SEC.  You may access and read our filings without charge through the SEC’s Web site at www.sec.gov.  You may also read and copy any document we file with the SEC at the SEC’s Public Reference Room located at 100 F Street, NE, Room 1580, Washington, D.C. 20549.  Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports can be viewed on the Company’s Web site at www.freshdelmonte.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.  Information on our Web site is not a part of this Annual Report on Form 10-K.

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

Our profitability depends largely upon our profit margins and sales volumes of bananas, pineapples and other fresh produce. In 2008, 2009 and 2010, banana sales accounted for the most significant portion of our total net sales, and historically pineapple sales have accounted for the most significant portion of our total gross profit.

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

Crop disease, severe weather conditions, such as floods, droughts, windstorms and hurricanes, and natural disasters, such as earthquakes, may adversely affect our supply of one or more fresh produce items, reduce our sales volumes, increase our unit production costs or prevent or impair our ability to ship products as planned. This is particularly true in the case of our premium pineapple product, the Del Monte Gold ® Extra Sweet pineapple, because a substantial portion of our production is grown in one region in Costa Rica. Since a significant portion of our costs are fixed and contracted in advance of each operating year, volume declines due to production interruptions or other factors could result in increases in unit production costs, which could result in substantial losses and weaken our financial condition. We have experienced crop disease, insect infestation, severe weather and other adverse environmental conditions from time to time, including hurricanes, droughts, floods and earthquakes in our sourcing locations.  Severe weather conditions may occur with higher frequency or may be less predictable in the future due to the effects of climate change.  When crop disease, insect infestations, severe weather, earthquakes and other adverse environmental conditions destroy crops planted on our farms or our suppliers’ farms or prevent us from exporting them on a timely basis, we may lose our investment in those crops or our purchased fruit cost may increase.  In 2010, we experienced crop disease in an isolated area of our Philippines banana operation and as a result incurred $12.7 million in asset impairments, and we experienced significant flooding in our Guatemala banana operations which resulted in $5.7 million in asset impairments, clean-up costs and inventory write-offs.  We also incurred an additional $2.2 million in inventory write-off and asset impairments as a result of an earthquake in Chile.

The fresh produce and prepared food markets in which we operate are highly competitive.

The fresh produce and prepared food business is highly competitive, and the effect of competition is intensified because most of our products are perishable. In banana and pineapple markets, we compete principally with a limited number of multinational and large regional producers. In the case of our other fresh fruit and vegetable products, we compete with numerous small producers, as well as regional competitors. Our sales are also affected by the availability of seasonal and alternative fresh produce. The extent of competition varies by product. To compete successfully, we must be able to strategically source fresh produce and prepared food of uniformly high quality and sell and distribute it on a timely and regular basis. In addition, our profitability has depended significantly on our gross profit on the sale of our Del Monte Gold ® Extra Sweet pineapples. Increased competition in the production and sale of Del Monte Gold ® Extra Sweet pineapples has adversely affected our results. We expect these competitive pressures to continue.

We are subject to material currency exchange risks because our operations involve transactions denominated in various currencies.

We conduct operations in many areas of the world involving transactions denominated in a variety of currencies, and our results of operations, as expressed in dollars, may be significantly affected by fluctuations in rates of exchange between currencies. Although a substantial portion of our net sales (42% in 2010) are denominated in non-dollar currencies, we incur a significant portion of our costs in dollars. Although we periodically enter into currency forward contracts as a hedge against currency exposures, we may not enter into these contracts during any particular period or these contracts may not adequately offset currency fluctuations. We generally are unable to adjust our non-dollar local currency sales prices to compensate for fluctuations in the exchange rate of the dollar against the relevant local currency. In addition, there is normally a time lag between our incurrence of costs and collection of the related sales proceeds. Accordingly, if the dollar appreciates relative to the currencies in which we receive sales proceeds, our operating results may be negatively affected. Our costs are also affected by fluctuations in the value, relative to the U.S. dollar, of the currencies of countries in which we have significant production operations, with a weaker dollar resulting in increased production costs.

Our strategy of diversifying our product line, expanding into new geographic markets and increasing the value-added services that we provide to our customers may not be successful.

We are diversifying our product line through acquisitions and internal growth. In addition, we have expanded our service offerings to include a higher proportion of value-added services, such as the preparation of fresh-cut produce, ripening, customized sorting and packing, direct-to-store delivery and in-store merchandising and promotional support. This represents a significant departure from our traditional business of delivering our products to our customers at the port. In recent periods, we have made significant investments in distribution centers, fresh-cut and prepared food facilities through capital expenditures and acquisitions and have expanded our business into new geographic markets. We may not be successful in anticipating the demand for these products and services, in establishing the requisite infrastructure to meet customer demands or the provision of these value-added services. During recent years, we incurred significant asset impairment and other charges as a result of our continuing efforts to align our diversified product lines to market demand. During 2010, as a result of lower than expected sales volume and pricing, we incurred a $1.4 million impairment charge with respect to the DEL MONTE® perpetual, royalty-free brand name license for beverage products in the United Kingdom.  If we are unable to recover from current challenging economic conditions in Europe, specifically in the United Kingdom, the prepared food goodwill and trademark may be at risk for impairment in the future.  If we are not successful in our diversification efforts, our business, financial condition or results of operations could be further materially and adversely affected.

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

During 2008, the cost of fuel increased by 42% and containerboard increased by 11%.  During 2008, we also experienced a significant amount of cost increases on our products due to higher fertilizer and other raw material prices.  During 2009, cost of fuel decreased by 32% and containerboard decreased 24% as compared with 2008.  During 2010, cost of fuel increased by 25% and containerboard increased by 7% as compared with 2009.  In addition, we are subject to the volatility of the charter vessel market because 14 of our refrigerated vessels are chartered rather than owned. These charters are for periods of three to 10 years.  Charter rates have generally increased during 2008 as compared with the prior year, but did not experience any further increase during 2009 and 2010.  As a result, significant increases in fuel, packaging material and charter rates would materially and adversely affect our results.

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

The U.S. Environmental Protection Agency (the “EPA”) has placed a certain site at our former plantation in Oahu, Hawaii on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. Under an order entered into with the EPA, we completed a remedial investigation and engaged in a feasibility study to determine the extent of the environmental contamination. The remedial investigation report was finalized on January 21, 1999 and approved by the EPA in February 1999. A final draft feasibility study was submitted for EPA review in December 1999 and updated in December 2001 and October 2002, and approved by the EPA on April 22, 2003. On September 25, 2003, the EPA issued the Record of Decision (“ROD”). The EPA estimates in the ROD that the remediation costs associated with the cleanup of our plantation will range from $12.9 million to $25.4 million. Certain portions of the EPA’s estimates have been discounted using a 5% interest rate. The undiscounted estimates are between $14.8 million to $28.7 million. As of December 31, 2010, there is $18.6 million included in other noncurrent liabilities and $0.5 included in accounts payable and accrued expenses in our Consolidated Balance Sheets relating to the Kunia well site clean-up. We expect to expend approximately $0.5 million per year on this matter for the next five years. See Item 3.  Legal Proceedings  and Note 19, “ Litigation ” to the Consolidated Financial Statements included in Item 8.  Financial Statements and Supplementary Data.  In addition, we are involved in several actions in U.S. and non-U.S. courts involving allegations by numerous Central American and Philippine plaintiffs that they were injured by exposure to a nematocide containing the chemical Dibromochloropropane (“DBCP”) during the 1970’s. See Item 3.  Legal Proceedings and Note 19, “Litigation” to the Consolidated Financial Statements included in Item 8.  Financial Statements and Supplementary Data.

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

Our business is multinational and subject to the political, economic and other risks that are inherent in operating in numerous countries. These risks include those of adverse government regulation, including the imposition of import and export duties and quotas, currency restrictions, expropriation and potentially burdensome taxation. For example, banana import regulations have in prior years restricted our access to the EU banana market and increased the cost of doing business in the EU.  On December 15, 2009, the EU entered into an agreement with certain Latin America banana exporting countries to settle the long running dispute over banana import tariffs.  The EU will gradually reduce import tariffs on bananas from Latin America from the current level of €176 per ton to €114 per ton in 2017.  The largest reduction in the import tariff of €28 per ton was retroactively effective to December 15, 2009.  This agreement was ratified during the first half of 2010.  The EU continues to negotiate Free Trade Agreements with Latin American banana-producing countries, and there is a possibility that some form of new EU banana tariff-rate quotas will be reinstated.  We cannot predict the impact of further changes to the banana import tariffs or new quotas, on the EU banana market.

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

We are also subject to a variety of government regulations in countries where we market our products, including the United States, the countries of the EU, Asia, countries of the Middle East and Africa. Examples of the types of regulation we face include:

●	sanitary regulations;

●	regulations governing pesticide use and residue levels; and

●	regulations governing packaging and labeling.

If we fail to comply with applicable regulations, it could result in an order barring the sale of part or all of a particular shipment of our products or, possibly, the sale of any of our products for a specified period. Such a development could result in significant losses and could weaken our financial condition.

The distribution of our fresh produce in Southern Europe could be adversely affected if we are not successful in performing our own fresh produce products distribution, sales and marketing function.

We import and distribute a substantial portion of our fresh produce in Southern Europe through a marketing entity with which we have an exclusive arrangement. A discontinuation of this exclusive arrangement may affect our ability to import and distribute our fresh produce products in Southern Europe and the Mediterranean region. On June 16, 2008, as a result of continuing disagreements with this distributor related to operational issues, we delivered our formal notice that we will cease all business with them by December 31, 2011.  Commencing in 2012, we plan to perform our own distribution in these markets by establishing our own sales and marketing organization.  Our inability to successfully perform our own distribution, sales and marketing activities could affect the sale of our fresh produce products in Southern Europe and the Mediterranean region and may have a negative effect on our results of operations.

Acts or omissions of other companies could adversely affect the value of the DEL MONTE® brand.

We depend on the DEL MONTE® brand in marketing our products. We share the DEL MONTE® brand with unaffiliated companies that manufacture, distribute and sell canned or processed fruit and vegetables, dried fruit, snacks and other products. Acts or omissions by these companies, including an instance of food-borne contamination or disease, may adversely affect the value of the DEL MONTE ® brand. Our reputation and the value of the DEL MONTE ® brand may be adversely affected by negative consumer perception of this brand.

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

Our ability to obtain additional debt financing or refinance our debt on acceptable terms, if at all, in the future for working capital, capital expenditures or acquisitions may be limited either by financial considerations or due to covenants in existing loan agreements.

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

Members of the Abu-Ghazaleh family, including our Chairman and Chief Executive Officer and one of our directors, are our principal shareholders. Together, as of February 18, 2011, they beneficially own 35.1% of our outstanding Ordinary Shares, and our Chairman and Chief Executive Officer holds, and is expected to continue to hold, an irrevocable annual proxy to vote all of these shares. We expect our principal shareholders to continue to use their interest in our Ordinary Shares to significantly influence the direction of our management, the election of our entire board of directors, the method and timing of the payment of dividends, subject to applicable debt covenants and to determine substantially all other matters requiring shareholder approval and to control us. The concentration of our beneficial ownership may have the effect of delaying, deterring or preventing a change in control, may discourage bids for the Ordinary Shares at a premium over their market price and may otherwise adversely affect the market price of the Ordinary Shares.

A substantial number of our Ordinary Shares are available for sale in the public market, and sales of those shares could adversely affect our share price.

Future sales of our Ordinary Shares by our principal shareholders, or the perception that such sales could occur, could adversely affect the prevailing market price of our Ordinary Shares. Of the 58,787,283 Ordinary Shares outstanding as of February 18, 2011, 20,659,151 Ordinary Shares are owned by the principal shareholders and are “restricted securities.” These “restricted” Ordinary Shares can be registered upon demand and are eligible for sale in the public market without registration under the Securities Act of 1933 (the “Securities Act”), subject to compliance with the resale volume limitations and other restrictions of Rule 144 under the Securities Act.

Our organizational documents contain a variety of anti-takeover provisions that could delay, deter or prevent a change in control.

Various provisions of our organizational documents and Cayman Islands law may delay, deter or prevent a change in control of us that is not approved by our board of directors. These provisions include:

●	a classified board of directors;

●	a prohibition on shareholder action through written consents;

●	a requirement that general meetings of shareholders be called only by a majority of the board of directors or by the Chairman of the Board;

●	advance notice requirements for shareholder proposals and nominations;

●	limitations on the ability of shareholders to amend, alter or repeal our organizational documents; and

●	the authority of the board of directors to issue preferred shares with such terms as the board of directors may determine.

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

The following table summarizes the approximate plantation acreage under production that are owned or leased by us and the principal products grown on such plantations by location as of the end of 2010:

	Acres Under Production
Location	Acres Owned	Acres Leased	Products
Costa Rica	42,400	10,900	Bananas, Pineapples, Melons
Guatemala	5,500	11,000	Bananas, Melons
Brazil	3,100	-	Bananas
Chile	4,300	800	Non-Tropical Fruit
Kenya	-	11,100	Pineapples
Philippines	200	9,900	Bananas, Pineapples
United States	-	4,300	Melons

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

Europe

We operate one owned distribution center in the United Kingdom and own one and lease two distribution centers in Germany, where our products are distributed to leading retail chains. We also own and operate two fresh-cut facilities in the United Kingdom. In Poland, we operate two distribution centers that are leased from third parties and include ripening facilities and other value added services. We own and operate a production facility for prepared fruit, tomato products and snacks in Larissa, Greece.

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

South America

In Brazil we own approximately 20,000 acres of land not currently under production.  In Uruguay, we own approximately 9,600 acres of which 7,400 acres contain a citrus plantation that is leased to a third party on a five-year basis.

Africa

We own and operate a warehouse and cannery in Thika, Kenya.

Middle East

In Jordan, we own an integrated poultry business including poultry farms, a grain mill and a poultry slaughterhouse and a meat processing plant.  We also own a combined distribution/manufacturing center in Dubai, UAE. This state-of-the-art facility includes banana ripening and cold storage facilities, fresh-cut fruit and vegetable operations and an ultra fresh juice manufacturing operation. In addition, we operate a distribution center under an operating lease from a third party in Abu-Dhabi, UAE that includes banana ripening and cold storage facilities. In Saudi Arabia, we own 60% of a joint venture that operates two owned distribution centers with banana ripening, cold storage facilities and future manufacturing capabilities.

Maritime and Other Equipment (including Containers)

We own a fleet of 12 and charter another 14 refrigerated vessels. In addition, we own or lease other related equipment, including approximately 4,500 refrigerated container units and 170 trucks and refrigerated trailers used to transport our fresh produce in the United States.

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

We believe that our property, plant and equipment are well maintained, in good operating condition and adequate for their present needs. Except as noted in Item 3. Legal Proceedings and Note 19, “Litigation” to the Consolidated Financial Statements included in Item 8.  Financial Statements and Supplementary Data, we know of no other environmental issues that may affect the utilization of our property, plant and equipment. For further information with respect to our property, plant and equipment, see Note 8, “Property, Plant and Equipment ” to the Consolidated Financial Statements filed as part of this Report.

The principal capital expenditures planned for 2011 consist primarily of the expansion of production facilities in Costa Rica, Guatemala, Chile, Kenya, Jordan and Greece and for our distribution and fresh-cut facilities in Saudi Arabia, North America and the United Kingdom.

Item 3.	Legal Proceedings

See Note 19, “Litigation” to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

Item 4.	[Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Ordinary Share Prices and Related Matters

Our Ordinary Shares are traded solely on the New York Stock Exchange, under the symbol FDP, and commenced trading on October 24, 1997, the date of our initial public offering.

The following table presents the high and low sales prices of our Ordinary Shares for the periods indicated as reported on the New York Stock Exchange Composite Tape:

	High	Low

2009
First quarter	$26.04	$13.02
Second quarter	$18.75	$14.52
Third quarter	$24.00	$15.51
Fourth quarter	$24.43	$20.91

2010
First quarter	$22.76	$19.25
Second quarter	$22.39	$19.49
Third quarter	$23.00	$19.58
Fourth quarter	$25.08	$21.34

Dividend Policy

On November 3, 2010, our Board of Directors reinstated a quarterly cash dividend, declaring a third quarter 2010 cash dividend of $0.05 per ordinary share to shareholders of record on November 17, 2010.  We paid an aggregate of $2.9 million in dividends on December 10, 2010. We did not pay dividends in the years 2008 and 2009. Because we are an exempted holding company, our ability to pay dividends and to meet our debt service obligations depends primarily on receiving sufficient funds from our subsidiaries. Pursuant to the new credit facility, we may declare and pay dividends and distributions in cash solely out of and up to 50% of our net income for the year immediately preceding the year in which the dividend or distribution is paid; provided that we may declare dividends in cash solely out of and up to 70% of our net income for the fiscal year immediately preceding the year in which the dividend or distribution is paid if, after giving effect to such dividend payment, we have a leverage ratio of 2.50 to 1.00 for such year. It is also possible that countries in which one or more of our subsidiaries are located could institute exchange controls, which could prevent those subsidiaries from remitting dividends or other payments to us. Dividends are payable when, as and if declared by our board of directors, and we cannot assure you that dividends will be paid in the future.

Shareholders

As of February 18, 2011, we had 112 shareholders of record, which excludes shareholders whose shares were held by brokerage firms, depositories and other institutional firms in “street name”.

Performance Graph

The graph below matches the cumulative five-year total return of holders of Fresh Del Monte Produce Inc.'s common stock with the cumulative total returns of the S&P 500 index and the S&P 500 Food Products index. The graph assumes that the value of the investment in the Company's common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 30, 2005 and tracks it through December 31, 2010.

	12/30/05	12/29/06	12/28/07	12/26/08	1/1/10	12/31/10

Fresh Del Monte Produce Inc.	100.00	67.27	152.77	106.79	99.71	112.82
S&P 500	100.00	115.80	122.16	76.96	97.33	111.99
S&P 500 Food Products	100.00	121.95	127.41	103.91	122.38	138.28

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Share Repurchase Program

The following table provides information regarding our purchases of Ordinary Shares during the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (2)(3)
October 2, 2010 through November 1, 2010	883,901	$21.88	883,901	$201,836,793
November 2, 2010 through December 1, 2010	454,458	$21.72	454,458	$191,965,965
December 2, 2010 through December 31, 2010	-	$-	-	$191,965,965
Total	1,338,359	$21.83	1,338,359	$191,965,965

(1)	As of December 31, 2010, we retired all 1,338,359 of the repurchased ordinary shares.

(2)	On August 3, 2009, we announced that our Board of Directors, at their July 31, 2009 board meeting, approved a three-year stock repurchase program of up to $150.0 million of our ordinary shares.

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

The following selected financial data for the years ended December 29, 2006, December 28, 2007, December 26, 2008, January 1, 2010 and December 31, 2010 is derived from our audited Consolidated Financial Statements for the applicable year, prepared in accordance with U.S. generally accepted accounting principles.

The following selected financial data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and accompanying notes contained in Item 8. Financial Statements and Supplementary Data in this Report.

	Year ended (a)
					As adjusted (b)
	December 31,	January 1,	December 26,	December 28,	December 29,
	2010	2010	2008	2007	2006
	(U.S. Dollars in millions, except share and per share data)
Statement of Income Data:
Net sales	$3,552.9	$3,496.4	$3,531.0	$3,365.5	$3,214.3
Cost of products sold	3,280.5	3,185.6	3,187.0	3,000.6	3,024.9
Gross profit	272.4	310.8	344.0	364.9	189.4
Selling, general and administrative expenses	166.8	165.8	162.5	176.8	201.6
Gain on sales of property, plant and equipment	9.2	11.2	7.5	17.4	1.6
Asset impairment and other charges, net	37.3	8.0	18.4	12.5	105.3
Operating income (loss)	77.5	148.2	170.6	193.0	(115.9)
Interest expense, net	9.9	11.2	13.1	25.9	25.6
Other (expense) income, net	(7.5)	(5.2)	4.5	14.3	(1.4)

Income (loss) before income taxes	60.1	131.8	162.0	181.4	(142.9)
Provision for (benefit from) income taxes	(0.7)	(12.8)	4.8	1.4	(0.5)
Net income (loss)	$60.8	$144.6	$157.2	$180.0	$(142.4)

Less: net income (loss) attributable to
noncontrolling interest (c)	(1.4)	0.7	(0.5)	0.2	(0.2)
Net income (loss) attributable to
Fresh Del Monte Produce Inc.	$62.2	$143.9	$157.7	$179.8	$(142.2)

Net income (loss) per ordinary share - Basic	$1.03	$2.26	$2.49	$3.07	$(2.46)

Net income (loss) per ordinary share - Diluted	$1.02	$2.26	$2.48	$3.06	$(2.46)

Dividends declared per ordinary share	$0.05	$-	$-	$-	$0.50

Weighted average number of ordinary shares:
Basic	60,535,978	63,570,999	63,344,941	58,490,281	57,819,416
Diluted	60,710,939	63,668,352	63,607,786	58,772,718	57,819,416

Balance Sheet Data (at period end):
Cash and cash equivalents	$49.1	$34.5	$27.6	$30.2	$39.8
Working capital	513.8	551.3	200.2	491.2	436.7
Total assets	2,517.7	2,596.0	2,651.0	2,185.7	2,089.6
Total debt	295.6	325.2	512.8	238.6	469.9
Shareholders' equity (c)	1,631.5	1,695.2	1,513.9	1,379.6	1,038.5
_______________

(a)  We reclassified gain on sales of property, plant and equipment in other (expense) income, net on the Consolidated Statements of Income for 2008.  Accordingly, we have reclassified these amounts for years prior to 2008 to gain on sales of property, plant and equipment, a component of operating income.  See Note 1, "General" to our Consolidated Financial Statements.

(b) Effective December 30, 2006, the first day of our 2007 year, we adopted the deferral method of accounting for planned major maintenance activities related to vessel dry-dock activities, whereby actual costs incurred are deferred and amortized on a straight-line basis over the period until the next scheduled dry-dock activity. We have applied the new guidance included in the ASC related to "Other Assets and Deferred Costs"  retrospectively to the year ended December 29, 2006. See Note 2, "Summary of Significant Accounting Policies" to our Consolidated Financial Statements.

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

Overview

We are one of the world’s leading vertically integrated producers, marketers and distributors of high-quality fresh and fresh-cut fruit and vegetables, as well as a leading producer and marketer of prepared fruit and vegetables, juices, beverages and snacks in Europe, Africa and the Middle East. We market our products worldwide under the DEL MONTE ® brand, a symbol of product innovation, quality, freshness and reliability since 1892. Our global sourcing and logistics system allows us to provide regular delivery of consistently high-quality produce and value-added services to our customers. Our major producing operations are located in North, Central and South America, Asia and Africa. Production operations are aggregated on the basis of our products: bananas, other fresh produce, prepared foods and other products and services. Other fresh produce includes pineapples, melons, tomatoes, non-tropical fruit (including grapes, apples, pears, peaches, plums, nectarines, avocados, citrus and kiwis), fresh-cut produce and other fruit and vegetables. Prepared foods include prepared fruit and vegetables, juices, beverages, snacks, poultry and meat products. Other products and services includes a plastic product and box manufacturing business, a grain business and third-party ocean freight services.

Strategy

Our strategy is focused on a combination of maximizing revenues from our existing infrastructure, entering new markets and strict cost control initiatives. We plan to continue to capitalize on the growing global demand for fresh produce and expand our reach into existing and new markets. We expect sales growth of fresh produce in key markets by increasing sales volume and per unit sales prices as permitted by market conditions. Our 2008 acquisitions substantially increased our production capability of bananas, pineapples and continue to provide the potential over time for further operating efficiencies and synergies.  In addition, our number one position in the gold pineapple market has been further strengthened.  Our strategy includes increasing volumes from existing production and distribution facilities in order to improve operating efficiencies and reduce per unit costs. We plan additional investments in production facilities in order to expand our product offering in established markets and continue with our recent expansion in growth markets, such as the Middle East, Africa and countries formerly part of the Soviet Union.

Net Sales

Our net sales are affected by numerous factors, including mainly the balance between the supply of and demand for our produce and competition from other fresh produce companies. Our net sales are also dependent on our ability to supply a consistent volume and quality of fresh produce to the markets we serve. For example, seasonal variations in demand for bananas as a result of increased supply and competition from other fruit are reflected in the seasonal fluctuations in banana prices, with the first six months of each year generally exhibiting stronger demand and higher prices, except in those years where an excess supply exists.  During 2010, there were generally higher supplies of bananas in the markets.  Our overall banana sales volume increased by 10% and our average per unit sales prices decreased 3%.  In the processed foods business, we generally realize the largest portion of our net sales and gross profit in the third and fourth quarters of the year.  During 2010, our prepared food net sales increased as a result of increased demand for our Jordanian poultry and processed meat products, canned pineapples and beverage products in Sub-Saharan Africa.

Since our financial reporting currency is the U.S. dollar, our net sales are significantly affected by fluctuations in the value of the currency in which we conduct our sales versus the dollar, with a weak dollar versus such currencies resulting in increased net sales in dollar terms. Including the effect of our foreign currency hedges, net sales for 2010 were positively impacted by $18.2 million, as compared to 2009, principally as a result of a stronger Japanese yen and Korean won, partially offset by a weaker euro and British pound, versus the U.S. dollar.

Our net sales growth in recent years has been achieved primarily through increased sales volume in existing markets of other fresh produce, primarily pineapples and non-tropical fruit, and favorable pricing on our Del Monte Gold ® Extra Sweet pineapple combined with increased sales volume and per unit sales prices of bananas in existing and new markets. During 2010, our net sales were positively affected by higher sales volume of bananas and gold pineapples that resulted from our recent acquisitions and production expansion, which were offset principally by lower net sales of melons and other products and services.    Our net sales growth in recent years is also attributable to a broadening of our product line with the expansion of our fresh-cut produce business and our expansion into new markets. We expect our net sales growth to continue to be driven by increased sales volumes in our banana, other fresh produce and the prepared food segments. In the Middle East, we expect to continue to increase our net sales of our fresh produce and prepared food product offerings as a result of our expansion in the Saudi Arabian and other regional markets. We also expect to increase our sales by developing new products in the prepared food segment, targeting the convenience store and foodservice trade in selected European and Middle East markets.

Cost of Products Sold

Cost of products sold is principally composed of two elements, product and logistics costs. Product cost for our produce is primarily composed of cultivation (the cost of growing crops), harvesting, packaging, labor, depreciation and farm administration. Product cost for produce obtained from independent growers is composed of produce and packaging costs. Logistics costs include land and sea transportation and expenses related to port facilities and distribution centers. Sea transportation cost is the most significant component of logistics costs and is comprised of the cost of vessel operating expenses and chartering refrigerated vessels. Vessel operating expenses for our owned vessels include operations, maintenance, depreciation, insurance, fuel (the cost of which is subject to commodity price fluctuations), and port charges. For chartered vessels, operating expenses include the cost of chartering the vessels, fuel and port charges. Variations in containerboard prices, which affect the cost of boxes and other packaging materials, and fuel prices can have a significant impact on our product cost and our profit margins.  Also, variations in the production yields, fertilizers and other input costs and the cost to procure products from independent growers can have a significant impact on our costs.  Containerboard, plastic, resin and fuel prices have historically been volatile. During 2009, fuel prices decreased by 32% and containerboard decreased 24% as compared with 2008, reducing cost of products sold by $67.0 million.  This decrease in cost of products sold that resulted from lower fuel and containerboard prices was offset by an increase in production costs due to lower yields and higher input costs and increased cost of produce from independent growers of approximately $75.0 million and a charge of $17.2 million related to growing crop inventory as a result of our decision to discontinue pineapple operations in Brazil.  During 2010, cost of fuel increased by 25% and containerboard increased by 7%, increasing our cost of product sold by $30.7 million.  In addition, we incurred $8.7 million of increased costs for inventory write-offs and other costs associated with exit activities in Brazil, floods in Guatemala and damages caused by an earthquake in Chile, partially offset by insurance reimbursements.

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

Since our financial reporting currency is the U.S. dollar, our costs are affected by fluctuations in the value of the currency in which we have significant operations versus the dollar, with a weak dollar versus those currencies resulting in increased costs. During 2010, cost of products sold was negatively impacted by approximately $31.9 million as a result of a weaker U.S. dollar versus the various currencies in which we have significant operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily include the costs associated with selling in countries where we have our own sales force, advertising and promotional expenses, professional fees, general corporate overhead and other related administrative functions.

Gain on Sales of Property, Plant and Equipment

Gain on sales of property, plant and equipment was $9.2 million in 2010 principally as a result of the sale of four refrigerated vessels and properties in South America.  In 2009, the gain on sales of property, plant and equipment of $11.2 million resulted primarily from the sale of five refrigerated vessels and properties in South America and Africa.

Asset Impairment and Other Charges, Net

Asset impairment and other charges, net were $37.3 million in 2010 as compared with $8.0 million in 2009, an increase of $29.3 million. In 2010, we recorded asset impairment and other charges totaling $37.3 million related to plant disease affecting an isolated growing area in our banana operations in the Philippines that will be abandoned during the first quarter of 2011, exit activities in South Africa and Brazil, damage caused by floods in our Guatemala banana farms and an earthquake in Chile, combined with an impairment charge of the DEL MONTE® perpetual, royalty-free brand name license for beverage products in the United Kingdom due to lower than expected sales volume and pricing and the relocation of a port facility in North America.

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

Asset impairment and other charges were $18.4 million in 2008.  In 2008, we recorded asset impairment charges totaling $11.3 million as a result of extensive flood damage at our banana farms in Brazil and Costa Rica and $10.0 million principally due to the closure of under-utilized distribution centers and the previously announced closure of our beverage production operation in the United Kingdom combined with related contract termination costs related to the banana and prepared food segments. During 2008, we also recorded a net benefit of approximately $2.9 million related to the previously announced closing of our Hawaii pineapple operations.

Interest Expense

Interest expense consists primarily of interest on borrowings under working capital facilities that we maintain and interest on other long-term debt primarily for capital lease obligations. In 2010, our interest expense declined, reflecting primarily a decrease in our average outstanding debt.

Other Income (Expense), Net

Other income (expense), net, primarily consists of currency exchange gains or losses, equity gains and losses in unconsolidated companies and other miscellaneous income and expense items.  During 2010, we recorded equity losses from our unconsolidated subsidiaries as compared with equity gains recorded in the prior year.  In addition, our currency exchange losses were lower during 2010 as compared with the prior year.

Provision for (Benefit from) Income Taxes

The provision for (benefit from) income taxes in 2010 was a benefit of $(0.7) million and includes a benefit of $(7.3) million as a result of a change in estimate, combined with reversals of uncertain tax positions and release of valuation allowance in certain jurisdictions.  Income taxes consist of the consolidation of the tax provisions, computed on a separate entity basis, in each country in which we have operations. Since we are a non-U.S. company with substantial operations outside the United States, a substantial portion of our results of operations is not subject to U.S. taxation. Several of the countries in which we operate have favorable tax rates. We are subject to U.S. taxation on our operations in the United States. From time to time, tax authorities in various jurisdictions in which we operate audit our tax returns and review our tax positions.  There are audits presently pending in various countries. There can be no assurance that any tax audits, or changes in existing tax laws or interpretations in countries in which we operate, will not result in an increased effective tax rate for us.

Results of Operations

The following table presents, for each of the periods indicated, certain income statement data expressed as a percentage of net sales:

	Year ended
	December 31,	January 1,	December 26,
	2010	2010	2008
Statement of Income Data:
Net sales	100.0%	100.0%	100.0%
Gross profit	7.7	8.9	9.7
Selling, general and
administrative expenses	4.7	4.7	4.6
Operating income	2.2	4.2	4.8
Interest expense	0.3	0.3	0.4
Net income attributable to
Fresh Del Monte Produce Inc.	1.8	4.1	4.5

The following tables present for each of the periods indicated (i) net sales by geographic region, (ii) net sales by product category and (iii) gross profit (loss) by product category and, in each case, the percentage of the total represented thereby:

	Year ended
	December 31,		January 1,		December 26,
	2010		2010		2008
	(U.S. dollars in millions)
Net sales by geographic region:
North America	$1,741.3	49%	$1,675.9	48%	$1,633.1	46%
Europe	913.8	26%	995.2	28%	1,081.4	30%
Middle East	421.1	12%	314.1	9%	275.8	8%
Asia	411.1	11%	420.2	12%	408.1	12%
Other	65.6	2%	91.0	3%	132.6	4%
Total	$3,552.9	100%	$3,496.4	100%	$3,531.0	100%

	Year ended
	December 31,		January 1,		December 26,
	2010		2010		2008
	(U.S. dollars in millions)
Net sales by product category:
Banana	$1,620.2	46%	$1,510.9	43%	$1,420.2	40%
Other fresh produce	1,523.7	43%	1,551.5	44%	1,559.8	44%
Prepared food	359.8	10%	337.4	10%	412.4	12%
Other products and services	49.2	1%	96.6	3%	138.6	4%
Total	$3,552.9	100%	$3,496.4	100%	$3,531.0	100%

Gross profit (loss) by product category:
Banana	$31.4	11%	$108.7	35%	$117.7	34%
Other fresh produce	196.1	72%	148.7	48%	171.1	50%
Prepared food	45.6	17%	52.2	17%	51.9	15%
Other products and services	(0.7)	(0)%	1.2	0%	3.3	1%
Total	$272.4	100%	$310.8	100%	$344.0	100%

2010 Compared with 2009

Net Sales

Net sales in 2010 were $3,552.9 million compared with $3,496.4 million in 2009. The increase in net sales of $56.5 million was primarily attributable to higher net sales of bananas and prepared food, partially offset by lower net sales of other products and services and other fresh produce.

●
Net sales in the banana segment increased by $109.3 million due to higher sales volume in North America and the Middle East partially offset by lower per unit sales prices in Europe, the Middle East and Asia.

o	North America banana sales volume increased as a result of increased supplies. Per unit sales prices increased slightly as compared with prior year.

o
Middle East banana sales volume increased significantly as a result of shipments to new markets in this region. Per unit sales prices decreased as compared with prior year as a result of weak market conditions.

o
Europe banana sales volume was relatively flat and per unit sales price decreased as compared with prior year.  Contributing to the decrease in per unit sales price were unfavorable exchange rates and weak market conditions.

o
Asia banana sales volume decreased as a result of unfavorable growing conditions in the Philippines. Per unit sales price decreased as a result of poor market conditions partially offset by favorable exchange rates.

●
Net sales in the prepared food segment increased by $22.4 million principally as the result of increased sales in our Jordanian poultry and processed meat business, canned pineapples and deciduous fruit in Europe and beverage products in Sub-Saharan Africa.

●
Net sales in the other products and services segment decreased by $47.4 million principally due to lower commodity selling prices affecting our Argentine grain business combined with our decision to exit grain operations in Argentina and lower third-party freight revenue due to the elimination of freight services from Northern Europe to the Caribbean.

●
Net sales in the other fresh produce segment decreased by $27.8 million principally as a result of lower net sales of melons, potatoes and tomatoes, partially offset by higher sales of pineapples, non-tropical fruit, vegetables and fresh-cut fruit.

o	Net sales of melons decreased principally as a result of planned sales volume reduction, partially offset by higher per unit sales price in North America.

o	Net sales of potatoes and tomatoes decreased as a result of continued product rationalization and market conditions.

o
Net sales of pineapples increased principally due to an increase in sales volume in North America due to increased production in Costa Rica, combined with higher per unit sales prices in Asia as a result of favorable exchange rates.

o
Net sales of non-tropical fruit increased principally as a result of higher apple sales volumes and per unit sales price in the Middle East, higher grapes per unit sales price in Asia and North America, partially offset by lower sales volume and per unit sales prices of avocados in North America.

o	Net sale of vegetables increased principally as a result of higher sales volume of onions and bell peppers in North America.

o
Net sales of fresh-cut products increased principally due to higher sales volumes in North America and the Middle East that resulted from expansion of our customer base along with increased business with our current retail and foodservice customers in addition to higher per unit sales prices in North America, partially offset by lower sales volume in Europe.

Cost of Products Sold

Cost of products sold was $3,280.5 million in 2010 compared with $3,185.6 million in 2009, an increase of $94.9 million. This increase in cost of products sold was primarily attributable to higher sales volumes of bananas and pineapples combined with higher fuel, containerboard and fruit procurement and production costs.  Partially offsetting these increases in cost of product sold were lower restructuring and other charges incurred during 2010.  In 2010, cost of product sold included $8.7 million of net charges principally related to the write-off of inventory caused by floods in our Guatemala banana farms, net of related insurance reimbursements, an earthquake in Chile and exit activities in Brazil related to the discontinuation of melon growing operations.  In 2009, cost of product sold included $15.2 million principally related to growing crop inventory write-off as a result of our decision to discontinue pineapple operations in Brazil and an insurance reimbursement for prior years flood damage.

Gross Profit

Gross profit was $272.4 million in 2010 compared with $310.8 million in 2009, a decrease of $38.4 million. The decrease in gross profit was attributable to lower gross profit on bananas, prepared food and other products and services, partially offset by higher gross profit on other fresh produce.

●
Gross profit in the banana segment decreased by $77.3 million as a result of higher fuel and containerboard and fruit production and procurement costs combined with lower per unit sales price in Europe, the Middle East and Asia, partially offset by a 10% increase in sales volume.  Contributing to the increase in per unit fruit cost in 2010 was the inclement weather in Central America.  In Guatemala, we recorded a charge of $2.0 million, net of insurance recoveries, for clean-up costs and packaging materials inventory write-offs related to extensive flood damage.

●
Gross profit in the prepared food segment decreased by $6.6 million principally as a result of higher costs of canned pineapples and higher costs in the Jordanian poultry business, partially offset by higher per unit sales prices.

●	Gross profit in the other products and services segment decreased by $1.9 million primarily due to lower third-party freight services.

●	Gross profit on the other fresh produce segment increased by $47.4 million principally as a result of higher gross profit on gold pineapples, non-tropical fruit and melons.

o
Gross profit on gold pineapples increased in 2010 principally as a result higher sales volumes in North America, the Middle East and Asia, combined with the charge of $17.2 million that was recorded in 2009 related to growing crop inventory as a result of our decision to discontinue pineapple operations in Brazil, partially offset by higher freight costs.

o	Gross profit in non-tropical fruit increased principally due to higher per unit sales prices of grapes in North America that resulted from favorable market conditions.

o
Gross profit on melons increased principally due to improvements in per unit sales prices in North America, partially offset by lower sales volumes, lower per unit sales prices in Europe, higher production, procurement and ocean freight costs combined with a charge of $4.9 million for the discontinuation of our Brazil melon growing operation and costs associated with planned volume reduction in Costa Rica and Guatemala.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.0 million to $166.8 million in 2010 compared with $165.8 million in 2009. The increase was primarily due to higher advertising and promotional expenses in Europe related to the prepared food business, and higher selling and marketing expenses in the Middle East and Asia, partially offset by lower administrative expenses.

Gain on Sales of Property, Plant and Equipment

Gain on sales of property, plant and equipment was $9.2 million in 2010 principally as a result of the sale of four refrigerated vessels and properties in South America.  In 2009, the gain on sales of property, plant and equipment of $11.2 million resulted primarily from the sale of five refrigerated vessels and properties in South America and Africa.

Asset Impairment and Other Charges

Asset impairment and other charges, net were $37.3 million in 2010, as compared with $8.0 million in 2009, an increase of $29.3 million.

Asset impairment and other charges (credits) for 2010 were as follows:

●
During the second quarter of 2010, we entered into an agreement to sell substantially all of the assets of our South Africa canning operations.  As a result, we recognized a $16.7 million asset impairment of our investment in South Africa and $0.1 million in other charges in the prepared food reporting segment.

●	$12.7 million in asset impairments related to plant disease affecting an isolated growing area in our banana operations in the Philippines that will be abandoned during the first quarter of 2011.

●	$6.1 million in asset impairments and a $(2.4) million insurance reimbursement related to flood damage to our Guatemala banana plantation.

●
$1.4 million charge for impairment of the DEL MONTE® perpetual, royalty-free brand name license for beverage products in the United Kingdom due to lower than expected sales volume and pricing related to the prepared food segment.

●	$1.1 million in asset impairment charges related to damage caused by an earthquake in Chile in the other fresh produce segment.

●	$1.3 million in other charges due to the discontinuation of melon growing operations in Brazil related to the other fresh produce segment.

●	$0.7 million in asset impairment charges as a result of the relocation of a port facility in North America related to the banana and other fresh produce segments.

●	$(0.4) million in insurance proceeds related to the 2008 flood damage to our Brazil banana plantation.

Asset impairment and other charges (credits) for 2009 were as follows:

●	$10.9 million in asset impairment and other charges as a result of our decision to discontinue pineapple operations in Brazil.

●
$1.2 million in termination benefits and contract termination costs resulting from our decision to eliminate our commercial cargo service from Northern Europe to the Caribbean related to the other products and services segment.

●
$2.0 million charge for impairment of the DEL MONTE® perpetual, royalty-free brand name license for beverage products in the United Kingdom due to lower than expected sales volume and pricing related to the prepared food segment.

●	$2.8 million impairment charge related to an intangible asset for a non-compete agreement as a result of the Caribana acquisition related to the banana segment.

●	$(0.8) million in reversals of contract termination costs previously recorded related to the closure of an under-utilized distribution center in the United Kingdom related to the banana segment.

●
$(4.7) million principally due to a gain from the discontinuance of the retiree medical plan and the reversal of certain contract termination costs related to the previously announced closing of our Hawaii pineapple operations related to the other fresh produce segment.

●	$(3.4) million gain due to insurance proceeds related to the 2008 Brazil floods related to the banana segment.

Operating Income

Operating income in 2010 was $77.5 million compared with an operating income of $148.2 million in 2009, a decrease of $70.7 million. The decrease in operating income is attributable to lower gross profit, higher asset impairment and other charges combined with higher selling, general and administrative expense and lower gain on sales of property, plant and equipment.

Interest Expense

Interest expense was $10.8 million in 2010 as compared with $11.9 million in 2009, a decrease of $1.1 million. The lower interest expense in 2010 is principally due to lower average debt balances.

Other Income (Expense), Net

Other income (expense), net was an expense of $(7.5) million in 2010 compared with an expense of $(5.2) million in 2009. The increase in expense in 2010 was principally due to equity losses from unconsolidated subsidiaries during 2010 as compared with equity income in 2009.  Partially offsetting the equity loss from unconsolidated subsidiaries were lower foreign exchange losses incurred in 2010 as compared with 2009.

Provision for (Benefit from) Income Taxes

Provision for (benefit from) income taxes was a benefit of $(0.7) million in 2010 compared with a benefit of $(12.8) million in 2009. The benefit in 2010 includes a benefit of $(7.3) million as a result of a change in estimate, combined with reversals of uncertain tax positions and release of valuation allowances in certain jurisdictions.  Provision for (benefit from) for income taxes in 2009 related principally to $13.6 million of net changes in the deferred tax valuation allowance due to expected utilization of deferred tax assets as a result of increased profitability of our North America operations combined with the settlement of certain tax positions in connection with an audit in 2009.

2009 Compared with 2008

Net Sales

Net sales in 2009 were $3,496.4 million compared with $3,531.0 million in 2008. The decrease in net sales of $34.6 million was primarily attributable to lower net sales of prepared food, other products and services and other fresh produce, partially offset by higher net sales of bananas.

●
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

●
Net sales in the other products and services segment decreased by $42.0 million principally due to lower commodity selling prices affecting our Argentine grain business and lower third-party freight revenue due to the elimination of freight services from Northern Europe to the Caribbean.

●
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

●
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

●
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

o
Gross profit in non-tropical fruit decreased principally due to lower gross profit on apples and grapes as a result of unfavorable market conditions, partially offset by higher gross profit on stone fruit (peaches, nectarines, plums, cherries) and avocados as a result of lower fruit costs.

o	Gross profit on fresh-cut products increased principally due to lower per unit costs and improved efficiencies in North America.

●
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

●	Gross profit on the other products and services segment decreased by $2.1 million principally due to lower gross profit in our Argentine grain business resulting from lower commodity prices.

●	Gross profit in the prepared food segment increased by $0.3 million primarily due to lower freight costs, partially offset by higher distribution costs.

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

Asset Impairment and Other Charges

Asset impairment and other charges, net were $8.0 million in 2009 as compared with $18.4 million in 2008, a decrease of $10.4 million.

Asset impairment and other charges (credits) for 2009 were as follows:

●	$10.9 million in asset impairment and other charges as a result of our decision to discontinue pineapple operations in Brazil.

●
$1.2 million in termination benefits and contract termination costs resulting from our decision to eliminate our commercial cargo service from Northern Europe to the Caribbean related to the other products and services segment.

●
$2.0 million charge for impairment of the DEL MONTE® perpetual, royalty-free brand name license for beverage products in the United Kingdom due to lower than expected sales volume and pricing related to the prepared food segment.

●	$2.8 million impairment charge related to an intangible asset for a non-compete agreement as a result of the Caribana acquisition related to the banana segment.

●	$(0.8) million in reversals of contract termination costs previously recorded related to the closure of an under-utilized distribution center in the United Kingdom related to the banana segment.

●
$(4.7) million principally due to a gain from the discontinuance of the retiree medical plan and the reversal of certain contract termination costs related to the previously announced closing of our Hawaii pineapple operations related to the other fresh produce segment.

●	$(3.4) million gain due to insurance proceeds related to the 2008 Brazil floods related to the banana segment.

Asset impairment and other charges (credits) for 2008 were as follows:

●	$11.3 million in asset impairment and other charges as a result of extensive flood damage at our banana farms in Brazil and Costa Rica.

●
$10.0 million in asset impairment and contract termination costs principally due to the closure of under-utilized distribution centers and the previously announced closure of our beverage production operation in the United Kingdom related to the banana and prepared food segments.

●	$(2.9) million net gain primarily due to unrecognized prior service costs as a result of the previously announced closing of our Hawaii pineapple operations related to the other fresh produce segment.

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

Provision for (Benefit from) Income Taxes

Provision for (benefit from) income taxes was $(12.8) million in 2009 as compared with a provision of $4.8 million in 2008.  The benefit from income taxes for 2009 related principally to $13.6 million of net changes in the deferred tax valuation allowance due expected utilization of deferred tax assets as a result of increased profitability of our North America operations combined with the settlement of certain tax positions in connection with an audit.

Liquidity and Capital Resources

Net cash provided by operating activities was $197.4 million for 2010, compared with $257.5 million for 2009, a decrease of $60.1 million.  The decrease in cash provided by operating activities was principally due to lower net income, partially offset by lower levels of prepared food finished goods inventory.

Net cash provided by operating activities was $257.5 million for 2009 as compared with $187.2 million for 2008, an increase of $70.3 million. The increase in cash provided by operating activities was principally attributable to lower levels of trade receivables that resulted from improved collections and lower sales combined with lower levels of raw materials and packaging supplies inventories, partially offset by lower net income and higher payments for accounts payable and accrued expenses.

Working capital was $513.8 million at December 31, 2010, compared with $551.3 million at January 1, 2010, a decrease of $37.5 million. This decrease in working capital was primarily attributable to lower finished goods inventory and prepaid expenses and other current assets, combined with higher levels of accounts payable and accrued expenses.  Partially offsetting these decreases in working capital were higher levels of cash and cash equivalents and higher trade accounts receivables.

Net cash used in investing activities was $50.6 million for 2010, $66.9 million for 2009 and $499.5 million for 2008.  Net cash used for investing activities for 2010 consisted primarily of capital expenditures of $70.8 million, partially offset by $16.0 million of proceeds from sales of property, plant and equipment and $4.2 million of return of investment by an unconsolidated company.  Our capital expenditures consisted of approximately $30.9 million, principally for expansion of production facilities in Guatemala, Costa Rica and Brazil combined with improvements to our port facilities in North America and distribution facilities in Saudi Arabia related to the banana segment, $33.1 million principally for expansion of production facilities in Costa Rica, Guatemala, Chile and the Philippines and fresh-cut facilities in the United States and United Kingdom related to the other fresh produce segment and $6.7 million principally for expansion of production facilities in Kenya, Greece and Jordan related to the prepared food segment.  Proceeds from sale of property, plant and equipment for 2010 consisted primarily of the sale of four refrigerated vessels and properties in South America and the sale of our South Africa canning operations. On October 12, 2010, the sale of our South Africa canning operations was executed by the receipt of approximately $1.5 million in cash and $6.9 million recorded as a financing receivable, which was collected on January 27, 2011.

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

Net cash used in financing activities was $136.7 million for 2010 and $182.2 million for 2009.  Net cash provided by financing activities was $304.5 million for 2008.  Net cash used in financing activities for 2010 of $136.7 million was primarily attributable to repurchases of our ordinary shares of $108.1 million, net repayment of long-term debt of $31.3 million and dividends paid of $2.9 million, partially offset by contributions from noncontrolling interest of $3.4 million and proceeds from stock options exercised of $2.2 million.

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

We finance our working capital and other liquidity requirements primarily through cash from operations and borrowings under our $500.0 million senior secured revolving credit facility (the “Credit Facility”) administered by Rabobank Nederland, New York Branch.  The Credit Facility has a 3.5-year term, with a scheduled termination date of January 17, 2013.  The Credit Facility includes a swing line facility and a letter of credit facility with a $100 million sublimit.  Borrowings under the Credit Facility bear interest at a spread over the London Interbank Offer Rate (“LIBOR”) that varies with our leverage ratio.  On August 13, 2010, we amended the Credit Facility by lowering the spread over LIBOR that varies with our leverage ratio.  The Credit Facility is collateralized directly or indirectly by substantially all of our assets and is guaranteed by certain of our subsidiaries. At December 31, 2010, we had $285.0 million outstanding under the Credit Facility bearing interest at a per annum rate of 2.26%.  In addition, we pay a fee on unused commitments.

The Credit Facility requires us to be in compliance with financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers.  As of December 31, 2010, we were in compliance with all of the financial and other covenants contained in the Credit Facility.

At December 31, 2010, we had $207.4 million available under committed working capital facilities, primarily under the Credit Facility.  At December 31, 2010, we applied $16.5 million to the letter of credit facility, comprised primarily of certain contingent obligations and other governmental agencies and purchases of equipment guarantees.  We also had $11.4 million in other letters of credit and bank guarantees not included in the letter of credit facility.

As of December 31, 2010, we had $295.6 million of long-term debt and capital lease obligations, including the current portion, consisting of $285.0 million outstanding under the Credit Facility, $3.4 million of capital lease obligations and $7.2 million of other long-term debt and notes payable.

Based on our operating plan, combined with our borrowing capacity under our Credit Facility, we believe we will have sufficient resources to meet our cash obligations in the foreseeable future. As of December 31, 2010, we had cash and cash equivalents of $49.1 million.

Primarily as a result of the discontinuance of our Brazil melon operations, we paid approximately $1.8 million in termination benefits in 2010. We expect to make additional payments of approximately $2.8 million principally related to the previously announced closure of our Hawaii pineapple operations and the under-utilized facility in the United Kingdom.  These cash outlays and other expected cash outlays in the range of $0.5 million to $2.0 million, as a result of the reduction of planted areas due to plant disease in the Philippines banana operation, will be funded from operating cash flows and available borrowings under credit facilities.

The principal capital expenditures planned for 2011 consist primarily of the expansion of production facilities in Costa Rica, Guatemala, Chile, Kenya, Jordan and Greece and for our distribution and fresh-cut facilities in Saudi Arabia, North America and the United Kingdom. We expect to fund our capital expenditures in 2011 through operating cash flows and borrowings under our Credit Facilities. We generated cash from operations of $197.4 million in 2010 and had $198.5 million available under our Credit Facility as of December 31, 2010.

The fair value of our derivatives decreased from a net asset of $19.6 million as of January 1, 2010 to a net liability of $18.6 million as of December 31, 2010, related to our foreign currency and bunker fuel cash flow hedges.  For foreign currency hedges, these fluctuations are primarily driven by the strengthening or weakening of the U.S. dollar compared to the euro, British pound and Japanese yen currencies being hedged relative to the contracted exchange rates.  For bunker fuel hedges, these fluctuations are driven by the increase or decrease in bunker fuel prices relative to the contracted bunker fuel price.  During 2010, we predominately entered into derivative contracts to hedge the British pound, euro and Japanese yen, as well as to hedge bunker fuel prices. The change in 2010 was primarily related to the weakening of the U.S. dollar compared to the Japanese yen relative to the contracted hedge position coupled with the fact that the bunker fuel derivatives fully settled in 2010 of which the settlement resulted in a realized gain of $3.6 million, which impacted our cost of products sold.  We enter into derivative instruments with counterparties that are highly rated and do not expect a deterioration of our counterparty’s credit rating; however, the deterioration of our counterparty’s credit would affect the Consolidated  Financial Statements in the recognition of the fair value of the hedges that would be transferred to earnings as the contracts settle.  We expect that net losses of $9.5 million and $9.1 million of the fair value of hedges will be transferred to earnings in 2011 and 2012 along with the earnings effect of the hedged forecasted transactions.

Other

We are involved in several legal and environmental matters that, if not resolved in our favor, could require significant cash outlays and could have a material adverse effect on our results of operations, financial condition and liquidity. See Item 1. Business Overview under “Environmental Matters” and Item 3.  Legal Proceedings and Note 19, “Litigation” to the Consolidated Financial Statements  included in Item 8.  Financial Statements and Supplementary Data.

Critical Accounting Policies

We believe the following accounting polices used in the preparation of our Consolidated Financial Statements may involve a high degree of judgment and complexity and could have a material effect on our Consolidated Financial Statements.

Growing Crops

Expenditures on pineapple, melon and non-tropical fruit, including grapes, growing crops are valued at the lower of cost or market and are deferred and charged to cost of products sold when the related crop is harvested and sold. The deferred growing costs consist primarily of land preparation, cultivation, irrigation and fertilization costs. The deferred growing crop calculation is dependent on an estimate of harvest yields and future crop expenditures. If there is an unexpected decrease in estimated harvest yields, a write-down of deferred growing costs may be required. During 2009, we incurred a charge of $17.1 million in cost of products sold primarily related to growing crop inventory as a result of our decision to discontinue pineapple operations in Brazil, in the other fresh produce segment.  During 2010, we incurred a charge of $3.7 million related to growing crop inventory as a result of our decision to discontinue melon operations in Brazil.

Stock-Based Compensation

Our share-based payments are composed entirely of compensation expense related to stock options and all stock option awards are granted to employees and members of our Board of Directors, each of whom meets the definition of an employee under the provisions of the Accounting Standards Codification TM (the “Codification” or “ASC”) guidance on “Compensation-Stock Compensation”.   We use the Black-Scholes option pricing model to estimate the fair value of stock options granted.

Stock-based compensation expense related to stock options for the year ended December 31, 2010, included in the determination of income before provision for income taxes and net income, totaled $7.5 million on the straight-line, single award basis, or $0.12 per diluted share, respectively, and are included in the accompanying Consolidated Statements of Income for the year ended December 31, 2010 in selling, general and administrative expenses. We are in a net operating loss carryforward position in the relevant jurisdictions for the years ended 2008, 2009 and 2010, therefore there was no reduction in taxes currently payable or related effect on cash flows as the result of excess tax benefits from stock options exercised in these periods.  The amount of cash received from the exercise of stock options was $2.2 million for the year ended December 31, 2010. As of December 31, 2010, the total remaining unrecognized compensation costs related to non-vested stock options amounted to $10.5 million, which will be amortized over the weighted-average remaining requisite service period of 1.4 years.

Goodwill and Indefinite-Lived Intangible Assets

We assess goodwill for impairment on an annual basis on the first day of the fourth quarter of each year, or sooner if events indicate such a review is necessary. Based on this valuation, we have determined that there was no impairment of goodwill in 2010, 2009 or 2008.  As of December 31, 2010, we were not aware of any items or events that would cause us to further adjust the recorded value of goodwill for impairment. Potential impairment exists if the fair value of a reporting unit to which goodwill has been allocated is less than the carrying value of the reporting unit. The amount of the impairment to recognize, if any, is calculated as the amount by which the carrying value of goodwill exceeds its implied value. Future changes in the estimates used to conduct the impairment review, including revenue projection, market values and changes in the discount rate used, could cause the analysis to indicate that our goodwill is impaired in subsequent periods and result in a write-off of a portion or all of goodwill. The discount rate used is based on independently calculated risks, our capital mix and an estimated market risk premium. The fair value of the prepared food unit’s goodwill and trademarks and the melon and banana reporting units’ goodwill are highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets.  If we are unable to recover from poor market conditions related to bananas, the banana reporting unit goodwill may be at risk for impairment in the future.   If we are unable to recover from lower melon pricing in North America, the melon reporting unit goodwill may be at risk for impairment in the future.  If we are unable to recover from current challenging economic conditions in Europe, the prepared food reporting unit goodwill and trademarks may be at risk for impairment in the future.

The following table highlights the sensitivities of the goodwill and indefinite-lived intangibles at risk as of December 31, 2010  (U.S. dollars in millions):

			Prepared Food Reporting Unit
	Melon Reporting Unit Goodwill	Banana Reporting Unit Goodwill	Goodwill	U.K. Beverage Trademarks		Remaining DEL MONTE® Trademarks
Carrying Value	$3.3	$65.2	$72.4	$5.1		$63.6

Approximate percentage by which the fair value
exceeds the carrying value based on annual	3%	8%	3%	-	(1)	16%
impairment test as of 1st day of fourth quarter

Amount that a one percentage point increase
in the discount rate and a 5% decrease in cash	$3.3	$55.9	$34.4	$0.7	(2)	$-	(3)
flows would cause the carrying value to
exceed the fair value and trigger a fair
valuation

(1) The trademark for beverage products in the United Kingdom was impaired by $1.4 million during the third quarter of 2010.

(2) Represents additional impairment after applying the sensitivities disclosed above.

(3) As of December 31, 2010, applying the sensitivities disclosed above does not result in the carrying value exceeding the fair value; however, after applying those sensitivities, the fair value exceeds the carrying value by approximately 6%.

As part of the Del Monte Foods acquisition, we acquired perpetual, royalty-free licenses to use the DEL MONTE® brand for processed and/or canned food in more than 100 countries throughout Europe, Africa, the Middle East and countries formerly part of the Soviet Union.  Included in other non-current assets at December 31, 2010 is an indefinite-lived intangible asset of $68.7 million related to these licenses. This indefinite-lived intangible asset is not being amortized but is reviewed for impairment consistent with the Codification guidance on “Intangibles – Goodwill and Other”.  In 2010 and 2009, we recorded charges for impairment of the DEL MONTE ® royalty-free brand name license for U.K. beverage products due to lower than expected sales volume and pricing of $1.4 million and $2.0 million, respectively.  As of December 31, 2010, we are not aware of any items or events that would cause a further adjustment to the carrying value of goodwill.

Impairment of Long-Lived Assets

We account for the impairment of long-lived assets in accordance with the Codification guidance related to “Property, Plant and Equipment”. The Codification guidance requires write-downs to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.  In 2008, we recorded asset impairment of $15.7 million primarily as a result of extensive flood damage at our banana farms in Brazil and Costa Rica, the closure of under-utilized distribution centers and the previously announced closure of our beverage production operation in the United Kingdom.  During 2009, we recorded asset impairment charges of $13.3 million due to our decision to discontinue pineapple planting in Brazil, our decision not to use certain property, plant and equipment as originally intended for other crop production and an impairment of an intangible asset for a non-compete agreement as a result of the Caribana acquisition.  During 2010, we recorded $37.3 million in asset impairment charges due to the sale of our investment in a canning operation in South Africa, disease affecting an isolated area of our Philippines banana operation, flood damage to our banana plantation in Guatemala, earthquake damage to our non-tropical fruit operations in Chile and the relocation of a port facility in North America.

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

Environmental Remediation Liabilities

Estimated expenses associated with environmental remediation obligations are accrued when such expenses are probable and can be reasonably estimated. We have recorded provisions for the Kunia Well Site related to the expected environmental remediation. The related liability is based on the Record of Decision, which was issued by the EPA on September 25, 2003. Certain portions of the EPA’s estimates have been discounted using a 5% interest rate. Interest expense of $0.6 million was accrued during 2010. In 2004, we commenced certain remediation and further testing activities. At December 31, 2010 and January 1, 2010, the total liability for the Kunia Well Site was $19.0 million and $19.9 million, respectively. We expect to expend approximately $0.5 million in cash per year for the next five years. The ultimate amount of the cost for the expected environmental remediation of the Kunia Well Site is dependent on the actual cost. Actual remediation costs could significantly differ from our estimates.

Derivative Financial Instruments

We account for derivative financial instruments in accordance with the ASC guidance on “Derivatives and Hedging”.  The ASC on “Derivatives and Hedging” requires us to recognize the value of derivative instruments as either assets or liabilities in the statement of financial position at fair value.  The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated as a hedge and qualifies as part of a hedging relationship.  The accounting also depends on the type of hedging relationship, whether a cash flow hedge, a fair value hedge, or hedge of a net investment in a foreign operation.  A fair value hedge requires that the effective portion of the change in the fair value of a derivative financial instrument be offset against the change in the fair value of the underlying asset, liability, or firm commitment being hedged through earnings. A cash flow hedge requires that the effective portion of the change in the fair value of a derivative instrument be recognized in other comprehensive income, a component of shareholders’ equity, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  The ineffective portion of the change in fair value of a derivative instrument is to be recognized in earnings in the same line in which the hedge transaction affects earnings.  The ineffective portion of the change in fair value is immaterial for the year ended December 31, 2010.

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

During 2010 and 2009, we recognized impairment charges of $1.4 million and $2.0 million, respectively, related to the Del Monte indefinite-lived intangible of a perpetual, royalty-free brand name license due to lower than expected sales volumes and pricing in the United Kingdom in the prepared foods segment specifically related to beverage products.   An income-based approach was used to value the trademark intangible, which measures the fair value of an intangible asset by capitalizing the royalties saved due to ownership of the intangible asset rather than paying a rent or royalty for the use of the asset.  This income-based approach referred to as the royalty savings method utilizes internal unobservable inputs such as a discounted net sales cash flow model with the application of a royalty savings rate assumption corroborated by a mix of internal and market inputs.  Due to the use of unobservable inputs, we classify the fair value of this indefinite-lived intangible asset within Level 3 of the fair value hierarchy.

Our trademarks are valued on the basis of prepared products, specifically beverage products produced and sold in the United Kingdom, with a trademark carrying value at December 31, 2010 of $5.1 million and all other prepared products with a trademark carrying value at December 31, 2010 of $63.6 million.

During the second quarter of 2010, we entered into an agreement to sell substantially all the assets of our South Africa canning operations.  As a result, we recognized a $16.7 million asset impairment of our investment in South Africa in the prepared food reporting segment.  The carrying value of our investment in South Africa was $24.4 million, including cumulative translation adjustments, and was written down to a fair value of $7.7 million.  We estimated the fair value of the underlying assets by using the market approach.  The market approach uses prices and other relevant information generated by market transactions involving comparable assets.  We used observable inputs based on market participant information related to the probable sale of South African assets and, as such, we classify the fair value of the investment in South Africa within Level 2 of the fair value hierarchy. We received the regulatory approval for the sale of our South Africa canning operations effective October 11, 2010. On October 12, 2010, the sale of our South Africa canning operations was executed by the receipt of approximately $1.5 million in cash and $6.9 million recorded as a financing receivable, which was collected on January 27, 2011.

During the fourth quarter of 2010, we recognized $12.7 million in impairment charges related to plant disease affecting an isolated growing area in our banana operations in the Philippines that will be abandoned during 2011 in the banana segment. The carrying value of these assets was $13.5 million and was written down to a fair value of $0.8 million.  We estimated the fair value of these assets using the income based approach considering the cash flows that would be obtained as a result of the production and distribution of bananas over the next few months prior to abandoning the growing areas impacted by disease.  The income based approach utilizes unobservable inputs.  Due to the use of unobservable inputs, we classify the fair value of these growing areas within Level 3 of the fair value hierarchy.

We recorded $10.5 million in asset impairment and other charges (credits) resulting from our decision in May 2009 to discontinue pineapple planting in Brazil and our subsequent decision, during the third quarter, to not use certain property, plant and equipment as originally intended for other crop production.  The carrying value of these assets was $17.4 million and was written down to a fair value of $6.9 million.  We estimated the fair value of the underlying assets by using a combination of the market approach and the cost approach.  The cost approach is based on the amount that currently would be required to replace the service capacity of the assets.  The market approach uses prices and other relevant information generated by market transactions involving comparable assets.  We used a combination of observable inputs primarily based on appraisals and unobservable inputs using market participant assumptions to estimate the fair value of the underlying assets.  Due to the use unobservable inputs, we classify the fair value of these long-lived assets within Level 3 of the fair value hierarchy.

Recent Developments

We have been involved in litigation regarding a tax position in a foreign jurisdiction affecting the years 2005 and 2006. Subsequent to December 31, 2010, we lost an appeal on the 2005 case.  As a result, we will remeasure our tax position during the first quarter of 2011, concluding that it is no longer more likely than not that we will sustain our tax position for both 2005 and 2006.  During the first quarter 2011, we expect to settle this liability of approximately $2.6 million, including interest and penalties, related to the year 2005 and will accrue approximately $1.6 million including interest and penalties for the 2006 year.

New Accounting Pronouncements

On December 21, 2010, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) to address the difference in ways entities have interpreted the Accounting Standards Codification (“ASC”) guidance on disclosures about supplementary pro-forma information for business combinations.  This ASU will require pro forma disclosures for revenue and earnings as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period.  The ASU also expands the supplemental pro-forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination.  This ASU is effective prospectively for business combinations whose acquisition date is at or after January 1, 2011, the beginning of our 2011 fiscal year.  This ASU will not have an impact to our Consolidated Financial Statements other than require us to provide increased disclosure.

Trend Information

Our net sales growth in recent years has been achieved primarily through increased sales volume in existing markets of other fresh produce, primarily pineapples and non-tropical fruit, and favorable pricing on our Del Monte Gold ® Extra Sweet pineapple combined with increased sales volume and per unit sales prices of bananas in existing and new markets. During 2010, our net sales were positively affected by higher sales volume of bananas and gold pineapples that resulted from our recent acquisitions and production expansion, which were offset principally by lower net sales of melons and other products and services.    Our net sales growth in recent years is also attributable to a broadening of our product line with the expansion of our fresh-cut produce business and our expansion into new markets. We expect our net sales growth to continue to be driven by increased sales volumes in our banana, other fresh produce and the prepared food segments. In the Middle East, we expect to continue to increase our net sales of our fresh produce and prepared food product offerings as a result of our expansion in the Saudi Arabian and other regional markets. We also expect to increase our sales by developing new products in the prepared food segment, targeting the convenience store and foodservice trade in selected European and Middle East markets.

Our strategy is focused on a combination of maximizing revenues from our existing infrastructure, entering new markets and strict cost control initiatives. We plan to continue to capitalize on the growing global demand for fresh produce and expand our reach into existing and new markets. We expect sales growth of fresh produce in key markets by increasing sales volume and per unit sales prices as permitted by market conditions. Our 2008 acquisitions substantially increased our production capability of bananas, pineapples and melons and continue to provide the potential over time for further operating efficiencies and synergies.  In addition, our number one position in the gold pineapple market has been further strengthened.  Our strategy includes increasing volumes from existing production and distribution facilities in order to improve operating efficiencies and reduce per unit costs. We plan additional investments in production facilities in order to expand our product offering in established markets and continue with our recent expansion in growth markets, such as the Middle East, Africa and countries formerly part of the Soviet Union.

            In the pineapple, grape and non-tropical fruit markets, we believe that the high degree of capital investment and cultivation expertise required, as well as the longer length of the growing cycle, makes it relatively difficult to enter the market. However, in recent years we have experienced an increase in competition with respect to our Del Monte Gold ® Extra Sweet pineapple, which has affected our results. We expect these competitive pressures to continue in 2011.

In the EU, the banana import tariff system that has been in effect since 2006 was modified in 2010.  On December 15, 2009, the EU entered into an agreement with certain Latin America banana exporting countries to settle the long running dispute over banana import tariffs.  The EU will gradually decrease import tariffs on bananas from Latin America from the current level of €176 per ton to €114 per ton in 2017.  The agreement was ratified in 2010 and the largest reduction in the import tariff of €28 per ton became retroactively effective to December 15, 2009.    During 2010, there was generally an over-supply situation in the EU banana market which resulted in lower per unit net sales prices. The EU continues to negotiate Free Trade Agreements with Latin American banana-producing countries, and there is a possibility that some form of new EU banana tariff-rate quotas will be reinstated. We cannot predict the impact of further changes to the banana import tariffs or new quotas, on the EU banana market.

Our costs are determined in large part by the prices of fuel and packaging materials, including containerboard, plastic, resin and tin plate. Any significant increase in the cost of these items could also materially and adversely affect our operating results. Other than the cost of our products (including packaging), sea and inland transportation costs represent the largest component of cost of products sold. Fuel prices increased by 17% and containerboard increased slightly in 2007 as compared with 2006. During 2008, fuel prices increased an additional 42% and containerboard increased 11%. And during 2009, fuel prices decreased by 32% and containerboard decreased 24% as compared with 2008.  During 2010 fuel prices increased by 25% and containerboard prices increased by 7% as compared with 2009, increasing cost of product sold by $30.7 million. We expect the cost of fuel and containerboard to continue to increase in 2011.  In addition, we are subject to the volatility of the charter vessel market because approximately 14 of our refrigerated vessels are chartered rather than owned. These charters are for periods of three to 10 years. Charter rates have generally increased during 2007 and 2008 as compared with the relevant prior year, but did not experience any further increase during 2009 and 2010. During 2009, we entered into 10-year agreements to charter four new vessels.  Two of these new vessels were put into service during 2009 and the remaining two were delivered during 2010.  We believe that our fleet of owned vessels combined with longer-term charters is effective in reducing our ocean freight costs and mitigates our exposure to the volatility of the charter market.

Tabular Disclosure of Contractual Obligations

The following details information with respect to our contractual obligations as of December 31, 2010.

	(U.S. dollars in millions)
Contractual obligations by period	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Fruit purchase agreements	$1,444.0	$31.5	$988.7	$185.2	$238.6
Purchase obligations	213.0	57.6	140.6	6.5	8.3
Operating leases and charter agreements	426.5	91.2	111.1	75.4	148.8
Capital lease obligations (including interest)	3.6	2.6	1.0	0.0	0.0
Long-term debt	292.2	2.7	289.5	0.0	0.0
Retirement benefits	76.4	7.0	14.9	15.3	39.2
Uncertain tax positions	8.3	0.0	8.3	0.0	0.0
Totals	$2,464.0	$192.6	$1,554.1	$282.4	$434.9

We have agreements to purchase the entire or partial production of certain products of our independent growers in Costa Rica, Guatemala, Ecuador, Cameroon, Colombia, Chile, United States. and the Philippines that meet our quality standards. Total purchases under these agreements amounted to $722.2 million, $671.4 million and $698.9 million for 2010, 2009 and 2008, respectively.

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

Exchange Rate Risk

Because we conduct our operations in many areas of the world involving transactions denominated in a variety of currencies, our results of operations as expressed in U.S. dollars may be significantly affected by fluctuations in rates of exchange between currencies. These fluctuations could be significant. Approximately 42% of our net sales and a significant portion of our costs and expenses in 2010 were denominated in currencies other than the dollar. We generally are unable to adjust our non-dollar local currency sales prices to reflect changes in exchange rates between the dollar and the relevant local currency. As a result, changes in exchange rates between the euro, Japanese yen, British pound or other currencies in which we receive sale proceeds and the dollar have a direct impact on our operating results. There is normally a time lag between our sales and collection of the related sales proceeds, exposing us to additional currency exchange rate risk.

To reduce currency exchange rate risk, we generally exchange local currencies for dollars promptly upon receipt. We periodically enter into currency forward contracts as a hedge against a portion of our currency exchange rate exposures; however, we may decide not to enter into these contracts during any particular period. As of December 31, 2010, we had several foreign currency cash flow hedges outstanding. The fair value of these hedges as of that date was a net liability of $18.6 million.

The results of a hypothetical 10% strengthening in the average value of the dollar during 2010 relative to the other currencies in which a significant portion of our net sales are denominated would have resulted in a decrease in net sales of approximately $138.0 million for the year ended December 31, 2010. This calculation assumes that each exchange rate would change in the same direction relative to the dollar. Our sensitivity analysis of the effects of changes in currency exchange rates does not factor in a potential change in sales levels or any offsetting gains on currency forward contracts.

Interest Rate Risk

As described in Note 14, “Long-Term Debt and Capital Lease Obligations” to the Consolidated Financial Statements, our indebtedness is both variable and fixed rate.

At December 31, 2010, our variable rate total debt had a carrying value of $291.0 million. The fair value of the debt approximates the carrying value because the variable rates approximate market rates. A 10% increase in the interest rate for 2010 would have resulted in a negative impact of approximately $0.6 million on our results of operations for the year ended December 31, 2010.

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

Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that is included elsewhere herein. That report expresses an unqualified opinion on the effectiveness of our internal control over financial reporting.

Fresh Del Monte Produce Inc.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of
Fresh Del Monte Produce Inc.

We have audited Fresh Del Monte Produce Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in  Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Fresh Del Monte Produce Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Fresh Del Monte Produce Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fresh Del Monte Produce Inc. and subsidiaries as of December 31, 2010 and January 1, 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 of Fresh Del Monte Produce Inc. and subsidiaries, and our report dated March 1, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Miami, Florida
March 1, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Fresh Del Monte Produce Inc.

We have audited the accompanying consolidated balance sheets of Fresh Del Monte Produce Inc. and subsidiaries as of December 31, 2010 and January 1, 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fresh Del Monte Produce Inc. and subsidiaries at December 31, 2010 and January 1, 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fresh Del Monte Produce Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Miami, Florida
March 1, 2011

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(U.S. dollars in millions, except share and per share data)

	December 31,	January 1,
	2010	2010
Assets
Current assets:
Cash and cash equivalents	$49.1	$34.5
Trade accounts receivable, net of allowance of
$7.8 and $11.9, respectively	313.8	309.8
Other accounts receivable, net of allowance
of $12.3 and $14.1, respectively	63.4	65.2
Inventories	410.4	436.9
Deferred income taxes	17.5	16.1
Prepaid expenses and other current assets	27.1	46.1
Total current assets	881.3	908.6

Investments in and advances to unconsolidated companies	4.0	10.4
Property, plant and equipment, net	1,033.1	1,068.5
Deferred income taxes	57.2	60.7
Other noncurrent assets	135.7	138.8
Goodwill	406.4	409.0
Total assets	$2,517.7	$2,596.0

Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued expenses	$331.9	$316.9
Current portion of long-term debt and capital lease obligations	5.3	4.9
Deferred income taxes	27.5	25.8
Income taxes and other taxes payable	2.8	9.7
Total current liabilities	367.5	357.3

Long-term debt and capital lease obligations	290.3	320.3
Retirement benefits	76.5	78.0
Other noncurrent liabilities	69.6	60.1
Deferred income taxes	82.3	85.1
Total liabilities	886.2	900.8

Commitments and contingencies

Shareholders' equity:
Preferred shares, $0.01 par value; 50,000,000 shares
authorized; none issued or outstanding	-	-
Ordinary shares, $0.01 par value; 200,000,000 shares
authorized; 58,725,430 issued and outstanding
and 63,615,411 issued and outstanding, respectively	0.6	0.6
Paid-in capital	462.9	561.2
Retained earnings	1,167.8	1,108.5
Accumulated other comprehensive (loss) income	(24.1)	2.8
Total Fresh Del Monte Produce Inc. shareholders' equity	1,607.2	1,673.1
Noncontrolling interests	24.3	22.1
Total shareholders' equity	1,631.5	1,695.2
Total liabilities and shareholders' equity	$2,517.7	$2,596.0

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(U.S. dollars in millions, except share and per share data)

	Year ended
	December 31,	January 1,	December 26,
	2010	2010	2008
Net sales	$3,552.9	$3,496.4	$3,531.0
Cost of products sold	3,280.5	3,185.6	3,187.0
Gross profit	272.4	310.8	344.0

Selling, general and administrative expenses	166.8	165.8	162.5
Gain on sales of property, plant and equipment	9.2	11.2	7.5
Asset impairment and other charges, net	37.3	8.0	18.4
Operating income	77.5	148.2	170.6

Interest expense	10.8	11.9	14.5
Interest income	0.9	0.7	1.4
Other (expense) income, net	(7.5)	(5.2)	4.5

Income before income taxes	60.1	131.8	162.0

Provision for (benefit from) income taxes	(0.7)	(12.8)	4.8
Net income	$60.8	$144.6	$157.2

Less: net (loss) income attributable to noncontrolling interests	(1.4)	0.7	(0.5)
Net income attributable to Fresh Del Monte Produce Inc.	$62.2	$143.9	$157.7

Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Basic	$1.03	$2.26	$2.49

Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Diluted	$1.02	$2.26	$2.48

Weighted average number of ordinary shares:
Basic	60,535,978	63,570,999	63,344,941
Diluted	60,710,939	63,668,352	63,607,786

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in millions)

	Year ended
	December 31,	January 1,	December 26,
	2010	2010	2008
Operating activities:
Net income	$60.8	$144.6	$157.2
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	78.7	83.7	83.5
Amortization of debt issuance costs	2.3	3.3	1.8
Gain on pension liability	-	(3.2)	(2.8)
Stock-based compensation expense	7.5	10.4	9.7
Asset impairment charges	38.7	15.3	15.7
Change in uncertain tax positions	(2.0)	(2.9)	0.4
Gain on sales of property, plant and equipment	(9.2)	(11.2)	(7.3)
Equity in (income) loss of unconsolidated companies	0.8	(0.8)	2.6
Deferred income taxes	(3.3)	(18.1)	(0.8)
Foreign currency translation adjustment	0.6	9.4	(9.5)
Other changes	0.2	(0.5)	-
Changes in operating assets and liabilities:
Receivables	4.0	45.8	0.1
Inventories	31.1	19.8	(38.8)
Prepaid expenses and other current assets	5.3	5.5	(10.6)
Accounts payable and accrued expenses	(8.4)	(40.1)	8.0
Other noncurrent assets and liabilities	(9.7)	(3.5)	(22.0)
Net cash provided by operating activities	197.4	257.5	187.2

Investing activities:
Capital expenditures	(70.8)	(84.5)	(101.5)
Proceeds from sales of property, plant and equipment	16.0	17.6	16.5
Purchase of subsidiaries, net of cash acquired	-	-	(414.5)
Return of investment by an unconsolidated company	4.2	-	-
Net cash used in investing activities	(50.6)	(66.9)	(499.5)

Financing activities:
Proceeds from long-term debt	581.5	314.1	985.6
Payments on long-term debt	(612.8)	(512.1)	(713.8)
Contributions from noncontrolling interests	3.4	14.8	10.6
Proceeds from stock options exercised	2.2	1.0	22.1
Repurchase of shares	(108.1)	-	-
Dividends Paid	(2.9)	-	-
Net cash (used in) provided by financing activities	(136.7)	(182.2)	304.5

Effect of exchange rate changes on cash	4.5	(1.5)	5.2
Net increase (decrease) in cash and cash equivalents	14.6	6.9	(2.6)
Cash and cash equivalents, beginning	34.5	27.6	30.2
Cash and cash equivalents, ending	$49.1	$34.5	$27.6

Supplemental cash flow information:
Cash paid for interest	$8.7	$8.8	$12.6
Cash paid for income taxes	$7.1	$5.9	$1.1

Non-cash financing and investing activities:
Purchase of subsidiaries	$-	$1.2	$-
Retirement of treasury stock	$108.1	$-	$-
Purchases of assets under capital lease obligations	$0.5	$0.3	$1.0

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(U.S. dollars in millions, except share data)

	Ordinary Shares Outstanding	Ordinary Shares	Paid-in Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
Balance at December 28, 2007	62,702,916	$0.6	$518.0	$806.9	$-	$39.3	$1,364.8	$14.8	$1,379.6
Exercises of stock options	850,295	-	22.1	-	-	-	22.1	-	22.1
Share-based payment expense	-	-	9.7	-	-	-	9.7	-	9.7
Capital contribution from non-controlling interest	-	-	-	-	-	-	-	4.3	4.3
Comprehensive income:
Net income	-	-	-	157.7	-	-	157.7	(0.5)	157.2
Unrealized gain on derivatives	-	-	-	-	-	13.4	13.4	-	13.4
Net foreign currency
translation adjustment	-	-	-	-	-	(51.6)	(51.6)	(1.6)	(53.2)
Change in retirement benefit
adjustment	-	-	-	-	-	(19.2)	(19.2)	-	(19.2)
Comprehensive income							100.3	(2.1)	98.2
Balance at December 26, 2008	63,553,211	$0.6	$549.8	$964.6	$-	$(18.1)	$1,496.9	$17.0	$1,513.9
Exercises of stock options	62,200	-	1.0	-	-	-	1.0	-	1.0
Share-based payment expense	-	-	10.4	-	-	-	10.4	-	10.4
Capital contribution from non-controlling interest	-	-	-	-	-	-	-	3.7	3.7
Comprehensive income:
Net income	-	-	-	143.9	-	-	143.9	0.7	144.6
Unrealized gain on derivatives	-	-	-	-	-	13.4	13.4	-	13.4
Net foreign currency
translation adjustment	-	-	-	-	-	20.5	20.5	0.7	21.2
Change in retirement benefit
adjustment	-	-	-	-	-	(13.0)	(13.0)	-	(13.0)
Comprehensive income							164.8	1.4	166.2
Balance at January 1, 2010	63,615,411	$0.6	$561.2	$1,108.5	$-	$2.8	$1,673.1	$22.1	$1,695.2
Exercises of stock options	135,722	-	2.3	-	-	-	2.3	-	2.3
Issuance of restricted stock awards	32,956	-	-	-	-	-	-	-	-
Share-based payment expense	-	-	7.5	-	-	-	7.5	-	7.5
Capital contribution from non-controlling interest	-	-	-	-	-	-	-	2.7	2.7
Treasury shares purchased	(5,058,659)	-	-	-	(108.1)	-	(108.1)	-	(108.1)
Treasury shares retired			(108.1)		108.1		-
Dividend declared	-	-	-	(2.9)	-	-	(2.9)	-	(2.9)
Comprehensive income:
Net income	-	-	-	62.2	-	-	62.2	(1.4)	60.8
Unrealized loss on derivatives	-	-	-	-	-	(39.1)	(39.1)	-	(39.1)
Net foreign currency
translation adjustment	-	-	-	-	-	10.0	10.0	0.9	10.9
Change in retirement benefit
adjustment	-	-	-	-	-	2.2	2.2	-	2.2
Comprehensive income							35.3	(0.5)	34.8
Balance at December 31, 2010	58,725,430	$0.6	$462.9	$1,167.8	$-	$(24.1)	$1,607.2	$24.3	$1,631.5

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

We are engaged primarily in the worldwide production, transportation and marketing of fresh produce. We source our products, which include bananas, pineapples, melons and non-tropical fruit (including grapes, apples, pears, peaches, plums, nectarines,  avocados, citrus and kiwis) and tomatoes, primarily from Central America, South America, Africa and the Philippines. We also source products from North America and Europe and distribute our products in North America, Europe, Asia, South America, Africa and the Middle East. Products are sourced from our company-owned farms, through joint venture arrangements and through supply contracts with independent growers. We have the exclusive right to use the DEL MONTE® brand for fresh fruit, fresh vegetables and other fresh and fresh-cut produce and certain other specified products on a royalty-free basis under a worldwide, perpetual license from Del Monte Corporation, an unaffiliated company that owns the DEL MONTE® trademark. Del Monte Corporation and several other unaffiliated companies manufacture, distribute and sell under the DEL MONTE® brand canned or processed fruit, vegetables and other produce, as well as dried fruit, snacks and other products in certain geographic regions.

We are also a producer, marketer and distributor of prepared fruit and vegetables, juices and snacks and we hold a perpetual, royalty-free license to use the DEL MONTE® brand for prepared foods throughout Europe, Africa, the Middle East and countries formerly part of the Soviet Union.

Certain amounts from 2008 and 2009 have been reclassified to conform to the 2010 presentation.  Included in the reclassifications is a correction of an immaterial error of classifying gain on sales of property, plant and equipment in other income (expense), net on the Consolidated Statements of Income for 2008.  Accordingly, we have reclassified these amounts for 2008 to gain on sales of property, plant and equipment, a component of operating income.  We reclassified deferred tax assets and related valuation allowance for 2009 to conform to the current presentation.  We also reclassified 2008 and 2009 operating cash flows to conform to the 2010 presentation primarily related to contribution from noncontrolling interest and foreign currency translation adjustment.

We are required to evaluate events occurring after December 31, 2010, our fiscal year end, for recognition and disclosure in the Consolidated Financial Statements for the year ended December 31, 2010.  Events are evaluated based on whether they represent information existing as of December 31, 2010, which require recognition in the Consolidated Financial Statements or new events occurring after December 31, 2010, which do not require recognition but require disclosure if the event is significant to the Consolidated Financial Statements.  We evaluated events occurring subsequent to December 31, 2010 through the date of issuance of these Consolidated Financial Statements.

2. Summary of Significant Accounting Policies

Principles of Consolidation

Our Consolidated Financial Statements include the accounts of our majority owned subsidiaries, which we control, and consolidated variable interest entities (“VIE”). Our fiscal year end is the last Friday of the calendar year or the first Friday subsequent to the end of the calendar year, whichever is closest to the end of the calendar year. All significant intercompany accounts and transactions have been eliminated in consolidation.  One of our subsidiary’s financial statements is provided to us on a three-month lag.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

 2.  Summary of Significant Accounting Policies (continued)

The adoption resulted in the reclassification of $17.0 million of noncontrolling interests from minority interests to shareholders’ equity on the December 26, 2008 Consolidated Balance Sheet and the presentation of a net loss of $0.5 million and net income of $0.2 million attributable to the noncontrolling interests in the Consolidated Statements of Income for the year ended December 26, 2008.  Prior to the adoption of the additional guidance on noncontrolling interests, income attributable to noncontrolling interests was reported in other income (loss) in the Consolidated Statements of Income.

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

Trade Receivables and Concentrations of Credit Risk

Trade receivables less allowances are recognized on our accompanying Consolidated Balance Sheets at net realizable value, which approximates fair value. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and customers’ credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience, specific customer collection issues that we have identified and reviews of the aging of trade receivables based on contractual terms. We generally do not require collateral on trade accounts receivable. Write-off of accounts receivable is done only when all collection efforts have been exhausted without success. No single customer’s receivable balance is considered to be large enough to pose a significant credit risk to us, except trade accounts receivable from one customer, which represents 10% of trade accounts receivable, net of allowance. This customer is current with its payments.

Other Accounts Receivable

Other accounts receivables less allowances are recognized on our accompanying consolidated balance sheets at net realizable value, which approximates fair value.  Other accounts receivable includes value-added taxes (“VAT”) receivables, seasonal advances to growers and suppliers, which are usually short-term in nature, and other financing receivables.

Value added taxes are primarily related to purchases by production units and will be refunded by the taxing authorities.  As of December 31, 2010 and January 1, 2010, $14.4 million and $14.2 million net of allowance of $3.1 million and $2.6 million, respectively, of these amounts were classified as current in other accounts receivable and $32.0 million and $20.5 million, net of allowance of $12.9 million and $16.3 million, respectively, were classified as noncurrent in other noncurrent assets on our Consolidated Balance Sheets.

Advances to growers and suppliers are generally repaid to the company as produce is harvested and sold. The company requires property liens and pledges of the season’s produce as collateral to support the advances. Occasionally, the company agrees to a payment plan or takes steps to recover advances through the liens or pledges. Refer to Note 10, “Financing Receivables” for further discussion on advances to growers and suppliers.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

 2. Summary of Significant Accounting Policies (continued)

Allowances against VAT and advances to growers and suppliers are established based on the company’s knowledge of the financial condition of the paying party and historical loss experience. Allowances are recorded and charged to expense when an account is deemed to be uncollectible. Recoveries of VAT and advances to growers and suppliers previously reserved in the allowance are credited to operating income.

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

Property, Plant and Equipment and Other Definite-Lived or Long-Lived Assets

Property, plant and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from 10 to 40 years for buildings, five to 20 years for ships and containers, three to 20 years for machinery and equipment, three to seven years for furniture, fixtures and office equipment and five to 10 years for automotive equipment. Leasehold improvements are amortized over the term of the lease, or the estimated useful life of the related asset, whichever is shorter. Definite-lived intangibles are amortized over their useful lives with a weighted average amortization period of 17.0 years.  Amortization expense related to definite-lived intangible assets totaled $1.5 million, $1.8 million, and $1.4 million for 2010, 2009 and 2008, respectively, and is included in cost of products sold.

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

We recorded charges related to impairment of long-lived assets in 2010, 2009 and 2008 of $35.9 million, $11.9 million and $14.7 million, respectively. These charges were net of insurance recoveries in 2010, 2009 and 2008.  Such charges are included in asset impairment and other charges, net in the accompanying Consolidated Statements of Income for the years ended December 31, 2010, January 1, 2010 and December 26, 2008 and as described further in Note 4, “Asset Impairment and Other Charges, Net”.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Summary of Significant Accounting Policies (continued)

There are numerous uncertainties and inherent risks in conducting business, such as but not limited to general economic conditions, actions of competitors, ability to manage growth, actions of regulatory authorities, natural disasters such as earthquakes, crop disease, severe weather such as floods, pending investigations and/or litigation, customer demand and risk relating to international operations. Adverse effects from these risks may result in adjustments to the carrying value of our assets and liabilities in the future, including, but not necessarily limited to, long-lived assets.

Goodwill and Indefinite-Lived Intangible Assets

Our goodwill represents the excess of the purchase price of business combinations over the fair value of the net assets acquired. We assess goodwill and indefinite-lived intangible assets for impairment on an annual basis as of the first day of our fourth quarter, or sooner if events indicate such a review is necessary. Potential impairment exists if the fair value of a reporting unit to which goodwill has been allocated, or the fair value of indefinite-lived intangible assets, is less than their respective carrying values. The amount of the impairment to recognize, if any, is calculated as the amount by which the carrying value of goodwill exceeds its implied value or the amount of the carrying value of the intangible asset exceeds its fair value. Future changes in the estimates used to conduct the impairment review, including revenue projections, market values and changes in the discount rate used could cause the analysis to indicate that our goodwill or indefinite-lived intangible assets are impaired in subsequent periods and result in a write-off of a portion or all of goodwill. The discount rate used is based on independently calculated risks, our capital mix and an estimated market premium.

Revenue Recognition

Revenue is recognized on sales of products when the customer agrees to the terms of the sale and receives title to the goods, generally upon delivery and when collectability is reasonably assured.  We follow the guidance of the ASC on “Revenue Recognition ” with regards to recording revenue gross as a principal versus net as an agent, in its presentation of net sales. This guidance requires us to assess whether we act as a principal in the transaction. Where we are the principal in the transaction and have the risks and rewards of ownership, the transactions are recorded gross in the Consolidated Statements of Income. If we do not act as a principal in the transaction, the transactions are recorded on a net basis in the Consolidated Statements of Income.

Cost of Products Sold

Cost of products sold includes the cost of produce, packaging materials, labor, depreciation, overhead, transportation and other distribution costs, including handling costs incurred to deliver fresh produce or prepared products to customers.

During 2010, we made the decision to cease melon operations in Brazil due to higher than expected costs. As a result, we recorded $4.9 million in cost of products sold related to the write-off of growing crop and raw materials and packaging supplies inventory. In addition, in 2010, we recorded $2.0 million, net of $2.6 million in insurance proceeds, in cost of products sold related to the write-off of inventory and other costs as a result of flood damage to our Guatemala banana farms and $1.2 million related to the write-off of inventory as a result of damage caused by the February earthquake in Chile.

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

 FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Summary of Significant Accounting Policies (continued)

Advertising and Promotional Costs

We expense advertising and promotional costs as incurred. Advertising and promotional costs, which are included in selling, general and administrative expenses, were $20.4 million, $17.5 million, and $16.7 million for 2010, 2009 and 2008, respectively.

Debt Issuance Costs

Debt issuance costs relating to long-term debt are amortized over the term of the related debt instrument using the straight-line method as the costs are primarily related to our revolving credit facility and are included in other noncurrent assets. Debt issuance cost amortization, which is included in interest expense, was $2.3 million, $3.3 million and $1.8 million for 2010, 2009 and 2008, respectively. These amounts are included in the amortization of debt issuance costs caption in the Consolidated Statements of Cash Flows.

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

See Note 13, “Income Taxes”.

Environmental Remediation Liabilities

Losses associated with environmental remediation obligations are accrued when such losses are probable and can be reasonably estimated. See Note 19, “Litigation”.

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

Other income (expense), net, in the accompanying Consolidated Statements of Income includes a net loss of $5.3 million and $6.4 million for 2010 and 2009, respectively, and a net gain of $6.5 million for 2008 on foreign exchange. These amounts include the effect of foreign currency remeasurement, realized foreign currency transaction gains and losses and changes in the value of foreign currency denominated accounts receivable and accounts payable.

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

Leases

We lease property, plant and equipment for use in our operations.  We evaluate the accounting for leases consistent with the provisions of the ASC on “Leases”.  We evaluate our leases at inception or at any subsequent modification and classify them as either a capital lease or an operating lease based on lease terms.  For operating leases that contain rent escalations, rent holidays or rent concessions, rent expense is recognized on a straight-line basis over the life of the lease.

See Note 18, “Commitments and Contingencies” for more information.

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

Stock-Based Compensation

We account for stock-based compensation expense consistent with ASC guidance on “Compensation – Stock Compensation”. Our share-based payments are composed entirely of stock-based compensation expense as all equity awards granted to employees and members of our Board of Directors, each of whom meets the definition of an employee under the provisions of the ASC, are stock options or restricted share awards.  We use the Black-Scholes option pricing model to estimate the fair value of stock options granted.

See Note 17, “Stock-Based Compensation” for more information.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Summary of Significant Accounting Policies (continued)

We use derivative financial instruments primarily to reduce our exposure to adverse fluctuations in foreign exchange rates and bunker fuel prices. When entered into, we formally designate and document the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction. Derivatives are recorded in the Consolidated Balance Sheets at fair value in prepaid expenses and other current assets, other noncurrent assets, accounts payable and accrued expenses or other noncurrent liabilities, depending on whether the amount is an asset or liability and is of a short-term or long-term nature. Derivatives are recorded in the Consolidated Statements of Cash Flows in net cash provided by operating activities in prepaid expenses and other current assets, accounts payable and accrued expenses or other noncurrent assets and liabilities, depending on the classification in the Consolidated Balance Sheets. The fair values of derivatives used to hedge or modify our risks fluctuate over time. These fair value amounts should not be viewed in isolation, but rather in relation to the cash flows or fair value of the underlying hedged transactions or assets and other exposures and to the overall reduction in our risk relating to adverse fluctuations in foreign exchange rates and bunker fuel prices.

See Note 20, “Derivative Financial Instruments” for more information.

Retirement and Other Employee Benefits

Using appropriate actuarial methods and assumptions, we account for defined benefit pension plans in accordance with ASC guidance on “Compensation – Retirement Benefits”.

Effective December 26, 2008, we adopted the measurement date provisions of the ASC, which required us to measure defined benefit pension plans and other post-retirement benefit plans as of the date of our fiscal year end. We elected to adopt the change in measurement date using the alternative method. The alternative method requires only one actuarial valuation during the transition period. The valuation provides a projection of net periodic benefit cost for a 13-month period that resulted in an immaterial impact to retained earnings in the fourth quarter of 2008. See Note 16, “Retirement and Other Employee Benefits” for more information.

Effective on January 1, 2010, we adopted new ASC guidance included in “Compensation – Retirement Benefits”, which amends existing guidance, to require more detailed disclosures about our plan assets, including investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets consistent with the fair value hierarchy model described in the ASC on “ Fair Value Measurements and Disclosures”, as described in Note 21, “Fair Value Measurements”.

New Accounting Pronouncement

On December 21, 2010, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) to address the difference in ways entities have interpreted the Accounting Standards Codification (“ASC”) guidance on disclosures about supplementary pro-forma information for business combinations.  This ASU will require pro forma disclosures for revenue and earnings as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period.  The ASU also expands the supplemental pro-forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination.  This ASU is effective prospectively for business combinations whose acquisition date is at or after January 1, 2011, the beginning of our 2011 fiscal year.  This ASU will not have an impact to our Consolidated Financial Statements other than require us to provide increased disclosure.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Acquisitions

Caribana acquisition

On June 6, 2008, we completed the acquisition for 100% of the shares of Desarollo Agroindustrial de Frutales, S.A., a producer of high-quality bananas in Costa Rica; Frutas de Exportacion, S.A., a major provider of gold pineapples in Costa Rica; and an affiliated sales and marketing company, collectively known as “Caribana”, for a purchase price of $405.9 million, which includes $2.9 million in acquisition-related expenses. The acquisition was funded with $88.5 million in cash on hand and drawings under the Credit Facility (as defined in Note 14, “Long-Term Debt and Capital Lease Obligations”).

As a result of the acquisition, our land holdings in Costa Rica increased by approximately 13,000 hectares of quality farm land. In addition to farm land, we acquired plantations and farming and packing infrastructure for the production of bananas and pineapples. This acquisition was accounted for as a purchase of a business under the ASC guidance on “Business Combinations”.

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

The following unaudited pro-forma information presents a summary of our consolidated results of operations as if the Caribana acquisition had occurred as of December 29, 2007, the first day of our 2008 fiscal year (U.S. dollars in millions):

	Quarter ended	Year ended
	December 26,	December 26,
	2008	2008

Net sales	$831.0	$3,605.4

Net income	$22.9	$164.6

Net income per ordinary share:
Basic	$0.36	$2.60
Diluted	$0.36	$2.59

Weighted average number of ordinary shares:
Basic	63,540,689	63,344,941
Diluted	63,602,862	63,607,786

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Acquisitions (continued)

Other acquisitions and asset purchases

On June 27, 2008, we acquired certain assets, excluding land, of Melones de Costa Rica, S.A. (“MCR”) for a purchase price of $8.0 million. MCR is a 50% owned unconsolidated subsidiary that produced melons for us in Costa Rica. MCR will continue to own the land which will be leased to us on a long-term basis.

During the third quarter of 2008, we completed the acquisitions of two melon operations in Guatemala. The purchase price was $13.9 million of which $13.9 million was paid using operating cash flows and available borrowings under the Credit Facility..  During the fourth quarter of 2008, goodwill decreased by $1.6 million primarily due to the completion of the appraisal of fixed assets, which resulted in an increase to property, plant & equipment of $2.0 million and an increase to deferred tax liabilities of $0.6 million. The following is an unaudited condensed balance sheet as of the acquisition date, based on the assessment of fair value including the major captions of assets acquired (U.S. dollars in millions):

Property, Plant and Equipment	$9.8
Inventories	1.8
Deferred Taxes	(0.6)
Estimated fair market value of net assets acquired	11.0
Purchase price	13.9
Goodwill	$2.9

Goodwill represents the excess purchase price above the fair market value of the net assets acquired. Based on the purchase price allocation, $2.9 million in goodwill was allocated to the other fresh produce segment, which is tax deductible. The acquisition of the two melon operations in Guatemala were accounted for as a purchase of a business under the ASC on “Business Combinations ”.

See Note 9, “Goodwill and Other Intangible Assets” for further information.

4. Asset Impairment and Other Charges, Net

We recorded asset impairment and other charges, net totaling $37.3 million, $8.0 million and $18.4 million for the years 2010, 2009 and 2008, respectively, which were the result of exit activities and asset impairments.

The following represents a summary of asset impairment and other charges, net for the years ended 2010, 2009 and 2008 (U.S. dollars in millions):

	Year ended
	Decemer 31,	January 1,	December 26,
	2010	2010	2008

Charges related to asset impairments, net	$19.0	$1.4	$11.6
Asset impairment and other charges related to exit activities, net	18.3	6.6	6.8
Total asset impairment and other charges, net	$37.3	$8.0	$18.4

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Asset Impairment and Other Charges, Net (continued)

The following represents the detail of asset impairment and exit activity charges (credits), net for the year ended December 31, 2010 by reporting segment and geographic region (U.S. dollars in millions):

	Banana Segment				Other Fresh Produce Segment	Prepared Foods Segment
	North	Central	South		South
	America	America	America	Asia	America	Europe	Africa	Totals
Impairment of long-lived and other assets	$0.7	$3.7	$(0.4)	$12.7	$1.1	$1.4	$16.7	$35.9
Total asset impairment charges (credits)	0.7	3.7	(0.4)	12.7	1.1	1.4	16.7	35.9

One-time termination benefits, contract
termination costs and other exit
activity charges	-	-	-	-	1.3	-	0.1	1.4

Total asset impairment and other charges (credits), net	$0.7	$3.7	$(0.4)	$12.7	$2.4	$1.4	$16.8	$37.3

Asset impairment and other charges (credits), net of $37.3 million for the year ended December 31, 2010 related to the following:

●
$16.7 million impairment of our investment in South Africa and $0.1 million in other charges as a result of entering into an agreement to sell substantially all of the assets of our South Africa canning operations in the prepared food segment.

●
$12.7 million in impairment charges related to plant disease affecting an isolated growing area in an isolated area of our banana operations in the Philippines that will be abandoned during the first quarter of 2011 in the banana segment.

●	$6.1 million in impairment charges and $(2.4) million of insurance reimbursements as a result of flood damage to our Guatemala banana plantation in the banana segment.
●
$1.4 million impairment of the DEL MONTE® perpetual, royalty-free brand name license due to lower than expected sales volume and pricing for beverage products in the United Kingdom related to the prepared food segment.

●	$1.1 million impairment related to damage caused by the February earthquake in Chile in the other fresh produce segment.
●	$1.3 million in termination benefits due to the discontinuation of the melon growing operations in Brazil in the other fresh produce segment.
●	$0.7 million impairment as a result of the relocation of a port facility in North America in the banana segment.
●	$(0.4) million of insurance reimbursements related to the 2008 flood damage in our Brazil banana plantations in the banana segment.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Asset Impairment and Other Charges, Net (continued)

The following represents the detail of asset impairment and exit activity charges (credits), net for the year ended January 1, 2010 by reporting segment and geographic region (U.S. dollars in millions):

	Banana Segment			Other Fresh Produce Segment		Prepared Foods Segment	Other Products & Services
		Central	South	North	South
	Europe	America	America	America	America	Europe	Europe	Totals
Impairment of long-lived and other assets	$-	$2.8	$(3.4)	$-	$10.5	$2.0	$-	$11.9
Total asset impairment charges (credits)	-	2.8	(3.4)	-	10.5	2.0	-	11.9

One-time termination benefits, contract
termination costs and other exit
activity charges (credits)	(0.8)	-	-	(4.7)	0.4	-	1.2	(3.9)

Total asset impairment and other charges (credits), net	$(0.8)	$2.8	$(3.4)	$(4.7)	$10.9	$2.0	$1.2	$8.0

Asset impairment and other charges (credits), net of $8.0 million for the year ended January 1, 2010 related to the following:

●
$10.9 million asset impairment and other charges as a result of our decision to discontinue pineapple planting in Brazil and our decision to not use certain property, plant and equipment as originally intended for other crop production related to the other fresh produce segment.

●
$1.2 million in one-time termination benefits and contract termination costs resulting from our decision to discontinue our commercial cargo service in Europe related to the other products and services segment.

●
$2.0 million impairment of the DEL MONTE® perpetual, royalty-free brand name license due to lower than expected sales volume and pricing for beverage products in the United Kingdom related to the prepared food segment.

●	$2.8 million impairment charge related to an intangible asset for a non-compete agreement as a result of the Caribana acquisition related to the banana segment.
●	$(0.8) million in reversals of contract termination costs previously recorded related to the closure of an under-utilized distribution center in the United Kingdom related to the banana segment.
●
$(4.7) million principally due to a gain from the discontinuance of the retiree medical plan and the reversal of certain contract termination costs related to the previously announced closing of our Hawaii pineapple operations related to the other fresh produce segment.

●	$(3.4) million gain due to insurance recoveries related to the 2008 Brazil floods related to the banana segment.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Asset Impairment and Other Charges, Net (continued)

The following represents the detail of asset impairment and exit activity charges (credits), net for the year ended December 26, 2008 by reporting segment and geographic region (U.S. dollars in millions):

	Banana Segment			Other Fresh Produce Segment	Prepared Foods Segment
		Central	South	North
	Europe	America	America	America	Europe	Totals
Impairment of long-lived and other assets	$3.1	$2.8	$8.5	$0.3	$-	$14.7
Total asset impairment charges	3.1	2.8	8.5	0.3	-	14.7

One-time termination benefits, contract
termination costs and other exit
activity charges (credits)	4.7	-	-	(2.9)	1.9	3.7

Total asset impairment and other charges (credits), net	$7.8	$2.8	$8.5	$(2.6)	$1.9	$18.4

Asset impairment and other charges (credits), net of $18.4 million for the year ended December 26, 2008 related to the following:

●	$11.3 million in asset impairment charges, net of an insurance reimbursement, as a result of extensive flood damage at our banana farms in Brazil and Costa Rica related to the banana segment.
●
$10.0 million in asset impairment and contract termination costs principally due to the closure of under-utilized distribution centers and the previously announced closure of our beverage production operation in the United Kingdom related to the banana and prepared food segments.

●	$(2.9) million net gain primarily due to unrecognized prior service costs as a result of the previously announced closing of our Hawaii pineapple operations related to the other fresh produce segment.

The following represents the roll forward of exit activity and other reserves for the year ended December 31, 2010 (U.S. dollars in millions):

	Exit activity and other reserve balance at January 1, 2010	Impact to Earnings	Cash Paid	Exit activity and other reserve balance at December 31, 2010

One-time termination benefits	$1.7	$1.4	$(1.8)	1.3
Contract termination and other
exit activity charges	1.4	0.1	-	1.5
	$3.1	$1.5	$(1.8)	$2.8

Included in the exit activity reserve balance at December 31, 2010 are $1.5 million in contract termination costs related to the closure of an under-utilized distribution center in the United Kingdom in the banana segment and $1.3 million in termination benefits primarily related to the previously announced decision to exit Hawaiian production operations in the other fresh produce segment. As a result of our decision to abandon certain isolated areas in the Philippines in the banana segment due to plant disease, we expect to incur other charges within a range of $0.5 million to $2.0 million in 2011.  We do not expect additional charges related to the exit and other activities mentioned above that would significantly impact our results of operations and financial condition.

Exit activity and other reserves are recorded in the Consolidated Balance Sheets in accounts payable and accrued expenses, for the current portion and other noncurrent liabilities for the noncurrent portion.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Inventories

Inventories consisted of the following (U.S. dollars in millions):

	December 31,	January 1,
	2010	2010
Finished goods	$138.8	$178.0
Raw materials and packaging supplies	134.1	120.5
Growing crops	137.5	138.4
Total inventories	$410.4	$436.9

 6. Investments in Unconsolidated Companies

Investments in unconsolidated companies accounted for under the equity method amounted to $2.9 million and $7.9 million at December 31, 2010 and January 1, 2010, respectively.

Investments in unconsolidated companies accounted for under the equity method and cost method consisted of the following at December 31, 2010:

Company	Business	Ownership Interest
Melones De Costa Rica, S.A.	Melon production	50%
Hacienda Filadelfia, S.A.	Melon production	50%
Frutas de Parrita, S.A.	Melon production	50%
Texas Specialty Produce Investors, LLC, Texas	Supplier of specialty produce and herbs	50%
Cartorama S.A.	Carton box corrugators	10%

Purchases from unconsolidated companies were $10.6 million, $42.8 million and $43.4 million for 2010, 2009 and 2008, respectively. At December 31, 2010 and January 1, 2010 there were $0.7 million and $4.4 million, respectively, of payables to unconsolidated companies.  Our portion of income (losses) in unconsolidated companies amounted to $(0.8) million, $0.9 million and $(2.6) million in 2010, 2009 and 2008, respectively, and is included in other income (expense), net. We received $4.2 million as a return of capital from an unconsolidated investment during 2010. There were no dividends received from unconsolidated subsidiaries in 2010, 2009 and 2008.

7. Variable Interest Entities

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Variable Interest Entities (continued)

One of our Del Monte Gold® Extra Sweet pineapple producers meets the definition of a VIE pursuant to the ASC guidance on “Consolidation” and is consolidated. Our variable interest in this entity includes an equity investment and certain debt guarantees.  All of this entity’s pineapple production is sold to us. Based on the criteria of this ASC, as amended by this ASU, we are the primary beneficiary of this entity’s expected residual returns or losses in excess of our ownership interest. Although we are the primary beneficiary, the VIE’s creditors do not have recourse against our general credit. At December 31, 2010, the VIE had total assets of $43.0 million and total liabilities of $11.2 million. The VIE had long-term debt of $5.9 million, which is collateralized by its property, plant and equipment and further guaranteed by a $1.0 million standby letter of credit issued by us.  As of December 31, 2010, the VIE is current on the guaranteed long-term debt. There are no other restrictions on the assets of the VIE.

We have provided funding for capital investments in the VIE in proportion to our voting interest. We may from time to time in the future provide additional funding for capital investments in the VIE.

8. Property, Plant and Equipment, Net

Property, plant and equipment consisted of the following (U.S. dollars in millions):

	December 31,	January 1,
	2010	2010
Land and land improvements	$495.7	$506.3
Buildings and leasehold improvements	413.0	377.2
Machinery and equipment	405.1	386.3
Maritime equipment (including containers)	204.2	221.5
Furniture, fixtures and office equipment	98.2	99.3
Automotive equipment	44.8	44.5
Construction-in-progress	39.8	78.2
	1,700.8	1,713.3
Less: accumulated depreciation and amortization	(667.7)	(644.8)
Property, plant and equipment, net	$1,033.1	$1,068.5

Depreciation and amortization expense on property, plant and equipment, including assets under capital leases, amounted to $77.2 million, $81.8 million and $82.0 million for 2010, 2009 and 2008, respectively.

Containers, machinery and equipment and automotive equipment under capital leases totaled $17.2 million and $17.4 million at December 31, 2010 and January 1, 2010, respectively. Accumulated amortization for assets under capital leases was $8.3 million and $6.6 million at December31, 2010 and January 1, 2010, respectively.

For the years 2010, 2009 and 2008, the gain on sales of property, plant and equipment included gains of $9.2 million, $11.2 million and $7.5 million, respectively. Included in the $9.2 million are gains primarily related to the sale of four refrigerated vessels in the banana segment and properties in South America primarily in the other fresh produce segment.  In 2009, the gain on sales of property, plant and equipment of $11.2 million are primarily related to the sale of five refrigerated vessels in the banana segment and properties in South America in the other fresh produce segment and Africa in the prepared food segment. In 2008, the gain on sales of property, plant and equipment of $7.5 million resulted primarily from the sale of land and equipment in South America primarily in the other fresh produce segment.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Goodwill and Other Intangible Assets

The following table reflects our indefinite-lived intangible assets, including goodwill and our definite-lived intangible assets along with related accumulated amortization by major category (U.S. dollars in millions):

	December 31,	January 1,
	2010	2010
Goodwill	$406.4	$409.0
Indefinite-lived intangible assets:
Trademarks	68.7	70.3
Definite-lived intangible assets:
Definite-lived intangible assets	12.7	12.7
Accumulated amortization	(5.3)	(3.8)
Definite-lived intangible assets, net	7.4	8.9
Goodwill and other intangible assets, net	$482.5	$488.2

Indefinite-lived and definite-lived intangible assets are included in other noncurrent assets in the Consolidated Balance Sheets.

The following table reflects the changes in the carrying amount of goodwill by operating segment (U.S. dollars in millions):

	Bananas	Other fresh produce	Prepared food	Totals

Goodwill	$64.3	$284.5	$71.0	$419.8
Accumulated impairment losses	-	(18.7)	-	(18.7)
Balance as of December 26, 2008	$64.3	$265.8	$71.0	$401.1

Adjustment resulting from the subsequent recognition of deferred taxes	1.0	-	-	1.0
Foreign exchange and other	0.1	0.5	6.3	6.9

Goodwill	$65.4	$285.0	$77.3	$427.7
Accumulated impairment losses	-	(18.7)	-	(18.7)
Balance as of January 1, 2010	$65.4	$266.3	$77.3	$409.0

Adjustment resulting from the subsequent recognition of deferred taxes	-	-	-	-
Foreign exchange and other	(0.1)	(0.2)	(2.3)	(2.60)

Goodwill	$65.3	$284.8	$75.0	$425.1
Accumulated impairment losses	-	(18.7)	-	(18.7)
Balance as of December 31, 2010	$65.3	$266.1	$75.0	$406.4

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Goodwill and Other Intangible Assets (continued)

Results of Impairment Tests

In accordance with the ASC guidance on “Goodwill and Other Intangible Assets”, we review goodwill for impairment on an annual basis or earlier if indicators of impairment arise. Based on the valuation of goodwill performed as of the first day of our fourth quarter in 2010 and 2009, the fair value of goodwill exceeded its carrying value and thus there was no impairment to be recorded.  As of December 31, 2010, we are not aware of any items or events that would cause a further adjustment to the carrying value of goodwill.

As a result of lower than expected sales volume and pricing in the United Kingdom, we recorded an impairment charge of $1.4 million and $2.0 million during third quarter of 2010 and the first quarter of 2009, respectively, related to the DEL MONTE ® indefinite-lived perpetual, royalty-free brand name license for U.K. beverage products.  Based on the valuation of the trademarks performed as of the first day of our fourth quarter, the fair value of the trademarks exceeded their carrying value and thus there was no impairment to be recorded. As of December 31, 2010, we are not aware of any items or events that would cause a further adjustment to the carrying value of the trademarks

The fair value of the prepared food unit’s goodwill and trademarks and the banana and melon reporting units’ goodwill are highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets.  The following table highlights the sensitivities of the goodwill and indefinite-lived intangibles at risk as of December 31, 2010 (U.S. dollars in millions):

			Prepared Food Reporting Unit
	Melon Reporting Unit Goodwill	Banana Reporting Unit Goodwill	Goodwill	U.K. Beverage Trademarks		Remaining DEL MONTE® Trademarks
Carrying Value	$3.3	$65.2	$72.4	$5.1		$63.6

Approximate percentage by which the fair value
exceeds the carrying value based on annual	3%	8%	3%	-	(1)	16%
impairment test as of 1st day of fourth quarter

Amount that a one percentage point increase
in the discount rate and a 5% decrease in cash	$3.3	$55.9	$34.4	$0.7	(2)	$-	(3)
flows would cause the carrying value to
exceed the fair value and trigger a fair
valuation

(1) The trademark for beverage products in the United Kingdom was impaired by $1.4 million during the third quarter of 2010.

(2) Represents additional impairment after applying the sensitivities disclosed above.

(3) As of December 31, 2010, applying the sensitivities disclosed above does not result in the carrying value exceeding the fair value; however, after applying those sensitivities, the fair value exceeds the carrying value by approximately 6%.

See Note 4, “Asset Impairment and Other Charges, Net” for further discussion related to impairments of intangible assets occurring during 2010 and 2009.

Impact to Goodwill and Intangibles as a result of Acquisitions

On June 6, 2008, we completed the acquisition of Caribana. As a result of the purchase price allocation finalized during the first quarter of 2009, $143.0 million and $21.5 million in goodwill was allocated to the other fresh produce and banana segments, respectively. Non-compete agreements with a fair value of $10.3 million were obtained as part of the Caribana acquisition and are being amortized over a period of 10 years. For the year ended January 1, 2010, we recorded $1.0 million in amortization expense related to the non-compete agreement intangible asset.  Due to the untimely death of the holder of one of the non-compete agreements related to the Caribana acquisition, we impaired $2.8 million in intangible assets in the banana segment during 2009.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Goodwill and Other Intangible Assets (continued)

The estimated amortization expense related to definite-lived intangible assets for the five succeeding years is as follows (U.S. dollars in millions):

2011	$ 1.5
2012	0.8
2013	0.8
2014	0.8
2015	0.8

10. Financing Receivables

In July 2010, the FASB issued an ASU relating to improving disclosure on the credit quality of financing receivables and allowances for credit losses and requires expanded disclosures on the balance of financing receivables, aging of those receivables and related allowance for doubtful accounts information at a disaggregated level.  The ASU also requires roll-forward of the allowance for doubtful accounts related to financing receivables.  Financing receivables are defined as a contractual right to receive money, on demand or on fixed or determinable dates and is recognized as an asset in the creditor’s balance sheet.  The guidance in this ASU is effective for our fiscal year ended December 31, 2010, although disclosure of reporting period activity such as roll-forwards of the related allowance for doubtful accounts are not required until the first quarter 2011 quarterly financial statements.  This ASU will not have an impact to our Consolidated Financial Statements other than require us to provide increased disclosures.

We source our products from various independent growers primarily in Central and South America, Africa and the Philippines. We also source products from North America and Europe. A significant portion of the fresh produce we sell is acquired through supply contracts with independent growers.  In order to ensure the consistent high quality of our products and packaging, we make advances to independent growers and suppliers.  These growers and suppliers typically sell all of their production to us and make payments on their advances as a deduction to the agreed upon selling price of the fruit or packaging material.  The majority of the advances to growers and suppliers are for terms less than one year and typically span a growing season.  In certain cases, there may be longer term advances with terms of up to 10 years.

These advances are collateralized by property liens and pledges of the season’s produce; however certain factors such as the impact of weather (i.e. flooding) and crop disease may impact the ability for these growers to repay their advance.  Occasionally, we agree to a payment plan or take steps to recover the advance via established collateral.  Reserves for uncollectible advances are determined on a case by case basis depending on the production for the season and other contributing factors.

We also from time to time enter into notes receivables primarily related to asset sales.  The majority of our notes receivables have terms that are less than one year.

The following table details the advances to growers along with the related allowance for doubtful accounts (U.S. dollars in millions):

	December 31,			January 1,
	2010			2010
	Current		Noncurrent	Current		Noncurrent
Gross advances to growers	$34.2		$0.5	$35.6		$0.5
Allowance for advances to growers	(3.8)		(0.2)	(4.0)		(0.2)
Net advances to growers	$30.4		$0.3	$31.6		$0.3

Gross notes receivable	$8.2		$1.0	$7.8		$1.8
Allowance for notes receivable	(0.6)		-	-		-
Net allowance for notes receivable	$7.6	(a)	$1.0	$7.8	(b)	$1.8

(a) $6.9 million of notes receivable, net of allowance of $0.6 million, relates to the sale of the assets of our South Africa canning operation and was paid in January 2011.
(b) $7.1 million of notes receivable relates to the sale of land and equipment in South America and was paid during 2010.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

 10. Financing Receivables (continued)

The current and noncurrent portions of the financing receivables included above are classified in the Consolidated Balance Sheets in other accounts receivable and other noncurrent assets, respectively.

The following table details the credit risk profile of the above listed financing receivables (U.S. dollars in millions):

	Current Status	Fully Reserved	Total
Gross advances to growers:
December 31, 2010	$30.7	$4.0	$34.7
January 1, 2010	31.7	4.4	36.1
Gross notes receivable:
December 31, 2010	9.2	-	9.2
January 1, 2010	9.6	-	9.6

11. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consisted of the following (U.S. dollars in millions):

	Unrealized Gain (Loss) on Derivatives	Currency Translation Adjustment	Retirement Benefit Adjustment, Net of Tax	Total
Balance at December 28, 2007	$(6.3)	$26.7	$18.9	$39.3
Current year net change in other
comprehensive income (loss)	13.4	(51.6)	(19.2)	(57.4)
Balance at December 26, 2008	7.1	(24.9)	(0.3)	(18.1)
Current year net change in other
comprehensive income (loss)	13.4	20.5	(13.0)	20.9
Balance at January 1, 2010	20.5	(4.4)	(13.3)	2.8
Current year net change in other
comprehensive income (loss)	(39.1)	10.0	2.2	(26.9)
Balance at December 31, 2010	$(18.6)	$5.6	$(11.1)	$(24.1)

Fluctuations in unrealized gains (losses) on derivatives are primarily driven by the strengthening or weakening of the U.S. dollar compared to the euro, British pound and Japanese yen currencies being hedged relative to the contracted exchange rates.  In each of the years 2010, 2009 and 2008, we predominately entered into derivative contracts to hedge the British pound, euro and Japanese yen.  In 2010 and 2009, we also entered into bunker fuel hedges.  Fluctuations in bunker fuel hedges are driven by the increase or decrease in bunker fuel prices relative to the contracted bunker fuel price.

In 2010, the net unrealized loss on derivatives related primarily to the strengthening of the Japanese yen compared to the U.S. dollar partially offset by the strengthening of the U.S. dollar compared to the British pound and euro relative to the contracted hedge position.  In 2010, the bunker fuel hedges settled, resulting in a realized gain of $3.6 million which impacted our cost of products sold mainly as a result of increasing fuel prices relative to the contracted bunker fuel price.

In 2009, the net unrealized gain on derivatives related primarily to the strengthening of the U.S. dollar compared to the Japanese yen relative to the contracted hedge position.  As of January 1, 2010, the fair value of the bunker fuel derivatives resulted in a net unrealized gain of $4.3 million.

In 2008, the net unrealized gain on derivatives related primarily to the strengthening of the U.S. dollar compared to the British pound and euro, offset by the weakening of the U.S. dollar compared to the Japanese yen.  Refer to Note 20, “Derivative Financial Instruments”.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (U.S. dollars in millions):

	December 31,	January 1,
	2010	2010
Trade and other payables	$178.3	$160.8
Accrued fruit purchases	16.8	20.3
Vessel and port operating expenses	18.4	20.5
Payroll and employee benefits	29.5	28.6
Accrued promotions	9.1	10.7
Other accrued expenses	79.8	76.0
Accounts payable and accrued expenses	$331.9	$316.9

Other accrued expenses is primarily composed of accruals for inland freight costs incurred, purchases received but not invoiced and other accruals, none of which individually exceeds 5% of current liabilities.

 13. Income Taxes

The provision for (benefit from) income taxes consisted of the following (U.S. dollars in millions):

	December 31,	January 1,	December 28,
	2010	2010	2008
Current:
U.S. federal income tax	$0.2	$1.0	$0.3
State	0.5	1.1	0.2
Non-U.S.	2.9	2.4	6.5
	3.6	4.5	$7.0

Deferred:
U.S. federal income tax	0.1	(18.4)	(0.5)
State	-	(1.8)	(0.1)
Non-U.S.	(4.4)	2.9	(1.6)
	(4.3)	(17.3)	(2.2)

	$(0.7)	$(12.8)	$4.8

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. Income Taxes (continued)

Income before income taxes consisted of the following (U.S. dollars in millions):

	December 31,	January 1,	December 26,
	2010	2010	2008
U.S.	$20.2	$59.0	$24.4
Non-U.S.	39.9	72.8	137.6

	$60.1	$131.8	$162.0

The differences between the reported provision for (benefit from) income taxes and income taxes computed at the U.S. statutory federal income tax rate are explained in the following reconciliation (U.S. dollars in millions):

	Year ended (a)
	December 31,	January 1,	December 26,
	2010	2010	2008
Income tax provision (benefit) computed at the
U.S. statutory federal rate	$21.0	$46.1	$56.7
Effect of tax rates on non-U.S. operations	(76.9)	(66.5)	(68.8)
Provision for (reversal of) tax
contingencies/uncertain tax positions	(2.0)	(2.9)	0.4
Non-deductible/(taxable) interest	27.3	17.4	(3.5)
Foreign exchange	7.6	19.0	(13.5)
Non-deductible intercompany charges	(3.1)	(0.2)	2.4
Non-deductible differences	1.5	2.7	(0.7)
Non-taxable income/loss	3.2	(1.7)	-
Net operating loss re-established due to	0.5	(4.5)	-
settlement of audit
Other	1.6	0.2	(1.0)
Change in deferred rate	0.5	0.4	0.2
Tax credits	(1.3)	-	-
Increase/(decrease) in valuation allowance (b)	19.4	(22.8)	32.6
Provision for (benefit from) income taxes	$(0.7)	$(12.8)	$4.8

_________
(a) Certain amounts in prior years have been reclassified to conform to current year presentation.
(b) The increase/(decrease) in valuation allowance includes effects of foreign exchange and adjustments to deferred tax balances which were fully offset by valuation allowance.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. Income Taxes (continued)

Deferred income tax assets and liabilities consisted of the following (U.S. dollars in millions):

	December 31,	January 1,
Deferred tax liabilities:	2010	2010(a)
Current:
Allowances and other accrued liabilities	$(3.5)	$(3.3)
Inventories	(24.0)	(22.5)

Total current tax liabilities	(27.5)	(25.8)

Noncurrent:
Property, plant and equipment	(74.9)	(77.9)
Equity in earnings of unconsolidated companies	(0.7)	(0.9)
Pension	(1.9)	(0.8)
Other noncurrent liabilities	(4.8)	(5.5)

Total noncurrent deferred tax liabilities	(82.3)	(85.1)
Total current and noncurrent deferred tax liabilities	$(109.8)	$(110.9)

Deferred tax assets:
Current:
Net operating loss carryforwards	$9.4	$9.7
Allowances and other accrued assets	27.1	18.2
Inventories	3.5	4.9
Total current deferred tax assets	40.0	32.8
Valuation allowance	(22.5)	(16.7)
Total net current deferred tax assets	17.5	16.1

Noncurrent:
Pension liability	20.4	19.9
Property, plant and equipment	7.9	4.3
Post-retirement benefits other than pension	1.0	1.0
Net operating loss carryforwards	160.0	146.7
Capital loss carryover	7.7	8.2
Other noncurrent assets	33.1	37.9
Total noncurrent deferred tax assets	230.1	218.0
Valuation allowance	172.9	(157.3)
Total net noncurrent deferred tax assets	57.2	60.7

Total deferred tax assets, net	$74.4	$76.8

Net deferred tax liabilities	$(35.4)	$(34.1)

(a) Certain amounts in prior year have been reclassified to conform to current year presentation.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. Income Taxes (continued)

The valuation allowance established with respect to the deferred tax assets related primarily to net operating losses.  During 2010 and 2009, the valuation allowance increased by $21.5 million and decreased by $34.4 million, respectively.  The increase in 2010 related primarily to valuation allowances on deferred tax assets in tax jurisdictions where it was deemed more likely than not that future taxable income would not be sufficient to realize the related income tax benefits. The decrease in the valuation allowance in 2009 primarily related to deferred tax assets in tax jurisdictions where, due to our current and foreseeable operations, there was a change in judgment about our ability to realize the deferred tax assets in future years.

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

At December 31, 2010, we had approximately $651.6 million of federal and foreign tax operating loss carry-forwards expiring as follows (U.S. dollars in millions):

Expires
2011	$21.7
2012	18.5
2013	56.2
2014 and beyond	97.3
No expiration	457.9
Total	$651.6

Included in the total tax operating loss carry-forwards at December 31, 2010, we had $19.7 million of loss carry-forwards for U.S. tax purposes resulting from stock option exercises from 2003 to 2009, which have expiration dates beginning in 2023.

At December 31, 2010, we had state tax operating loss carry-forwards ranging up to $9.4 million, which have various expiration dates within the years 2011–2027.

A reconciliation of the beginning and ending amount of uncertain tax positions excluding interest and penalties is as follows (U.S. dollars in millions):

Uncertain tax positions at January 1, 2010	$16.5
Gross decreases - tax position in prior period	(1.0)
Gross increases - current-period tax positions	0.9
Settlements	(1.3)
Lapse of statute of limitations	(1.3)
Foreign Exchange	0.4
Uncertain tax positions at December 31, 2010	$14.2

As of December 31, 2010, we had $8.9 million accrued for uncertain tax positions, that, if recognized would affect the effective income tax rate.

The tax years 2004-2010 remain subject to examination by taxing authorities throughout the world in major jurisdictions, such as Costa Rica, Hong Kong, Netherlands, Netherlands Antilles, Switzerland and the United States.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. Income Taxes (continued)

We classify interest and penalties on uncertain tax positions as a component of income tax expense in the Consolidated Statements of Income.  We recognized a net expense related to interest and penalties of $0.6 million for the year ended December 31, 2010.  Accrued interest and penalties related to uncertain tax positions as of December 31, 2010 is $2.6 million and is included in other noncurrent liabilities.

We have been involved in litigation regarding a tax position in a foreign jurisdiction affecting the years 2005 and 2006.  Subsequent to December 31, 2010, we lost an appeal on the 2005 case.  As a result, we will remeasure our tax position during the first quarter of 2011, concluding that it is no longer more likely than not that we will sustain our tax position for both 2005 and 2006.  During the first quarter 2011, we expect to settle this liability for approximately $2.6 million, including interest and penalties, related to the year 2005 and will accrue approximately $1.6 million including interest and penalties for the 2006 year.

14. Long-Term Debt and Capital Lease Obligations

The following is a summary of long term-debt and capital lease obligations (U.S. dollars in millions):

	December 31,	January 1,
	2010	2010
$500.0 million 3.5 year syndicated bank loan (see
Credit Facility below) due January 2013	$285.0	$309.7
Various other notes payable	7.2	9.5
Capital lease obligations	3.4	6.0
Total long-term debt and capital lease obligations	295.6	325.2
Less: Current portion	(5.3)	(4.9)
Long-term debt and capital lease obligations	$290.3	$320.3

Credit Facility

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

The Credit Facility requires us to be in compliance with financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers. As of December 31, 2010, we were in compliance with all of the covenants contained in the Credit Facility. The Credit Facility permits borrowings under the revolving commitment with an interest rate (2.26% per annum at December 31, 2010) determined based on our leverage ratio and spread over LIBOR. In addition, we pay a fee on unused commitments.

At December 31, 2010, we had $207.4 million available under committed working capital facilities, primarily under the Credit Facility. At December 31, 2010, we applied $16.5 million to the letter of credit facility, comprised primarily of certain contingent obligations and other governmental agency guarantees combined with guarantees for purchases of raw materials and equipment. Included in the letter of credit facility, $1.0 million relates to a debt guarantee for a VIE. We also had $11.4 million in other letters of credit and bank guarantees not included in the letter of credit facility. Refer to Note 7, “Variable Interest Entities”, for further discussion of VIEs.

At December 31, 2010, we had $295.6 million of long-term debt and capital lease obligations, including the current portion, consisting of $285.0 million outstanding under the Credit Facility, $3.4 million of capital lease obligations and $7.2 million of other long-term debt and notes payable.

 FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Long-Term Debt and Capital Lease Obligations (continued)

Maturities of long-term debt and capital lease obligations during the next five years are (U.S. dollars in millions):

	Long-Term Debt	Capital Leases	Totals
2011	$2.7	$2.6	$5.3
2012	289.5	0.8	290.3
2013	-	0.2	0.2
	292.2	3.6	295.8
Less: Amounts representing interest	-	(0.2)	(0.2)
	292.2	3.4	295.6
Less: Current portion	$(2.7)	$(2.6)	$(5.3)

Totals, net of current portion of long-term debt and capital lease obligations	$289.5	$0.8	$290.3

Cash payments of interest on long-term debt, net of amounts capitalized, were $7.9 million, $8.8 million and $12.6 million for 2010, 2009 and 2008, respectively. Capitalized interest expense was $0.8 million for 2010 and $2.2 million for 2009 and 2008, respectively.

15. Net Income Per Ordinary Share

Basic and diluted net income per ordinary share is calculated as follows (U.S. dollars in millions, except share and per share data):

	Year ended
	December 31,	January 1,	December 26,
	2010	2010	2008
Numerator:
Net income attributable to Fresh Del Monte Produce Inc.	$62.2	$143.9	$157.7

Denominator:
Weighted average number of ordinary shares - Basic	60,535,978	63,570,999	63,344,941
Effect of dilutive securities - employee stock options	174,961	97,353	262,845
Weighted average number of ordinary shares - Diluted	60,710,939	63,668,352	63,607,786

Net income per ordinary share attributable to
Fresh Del Monte Produce Inc.:

Basic	$1.03	$2.26	$2.49
Diluted	$1.02	$2.26	$2.48

There were no anti-dilutive options for the years ended 2010, 2009 and 2008, except for the fourth quarter of 2010.  Refer to Note 23, “Unaudited Quarterly Financial Information”.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. Retirement and Other Employee Benefits

We sponsor a number of defined benefit pension plans and post-retirement plans.  The most significant of these plans cover employees in the United States, United Kingdom, Costa Rica and Guatemala. These plans are accounted for consistent with the ASC guidance related to “Compensation – Retirement Benefits”.

The benefit obligation is the projected benefit obligation for defined benefit pension plans and the accumulated post-retirement benefit obligation (“APBO”) for post-retirement benefit plans other than pensions.

U.S.-Based Defined Benefit Pension Plans

We sponsor a non-contributory defined benefit pension plan, which covers a portion of our U.S.-based employees under a collective bargaining agreement. This plan provides benefits based on the employees’ years of service and qualifying compensation. Our funding policy for this plan is to contribute amounts sufficient to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended, or such additional amounts as determined appropriate to assure that assets of the plan would be adequate to provide benefits. Substantially all of the plan’s assets are invested in mutual funds.  As a result of the accelerated closing of the Hawaii production facility announced in 2006, the ILWU Local 42 collective bargaining agreement (the “CBA”) was not re-negotiated and expired in 2009 and as such the U.S.-based defined benefit pension plan has ceased accruing benefits.

U.S.-Based Post-Retirement Healthcare Plan

The expiration of the CBA resulted in the cessation of any benefits provided to retirees by retiree medical and life insurance plans.  The U.S.-based post-retirement plan provided contributory healthcare benefits to certain of our U.S. retirees and their dependents. We funded claims under the plan as they were incurred, and accordingly, the plan had no assets.  Effective May 1, 2009, we were no longer providing medical or life insurance benefits to the remaining Hawaii retirees previously covered under the collective bargaining agreement in the U.S.-Based post-retirement plan. Retirees wishing to continue coverage were required to purchase individual insurance policies and pay the entire premium. Postretirement healthcare benefits had been eliminated for all other active and retired employees previously. As such, we were relieved of all obligation and risk effective May 1, 2009 and the plan was effectively settled.  During 2009, we recognized a settlement gain of $3.2 million of which $0.4 million related to the recognition of deferred actuarial gains in accumulated other comprehensive income as a result of the expiration of the CBA, which is included as a reduction to asset impairment and other charges in the Consolidated Statements of Income.

For the years ended January 1, 2010 and December 26, 2008, pension gains of $3.4 million and $2.9 million, respectively, were recognized in earnings as a reduction to asset impairment and other charges primarily as a result of the previously announced decision to exit all production activities in Hawaii in 2006 related to the U.S.-based post-retirement healthcare plan.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. Retirement and Other Employee Benefits (continued)

The following table sets forth a reconciliation of benefit obligations, plan assets and funded status for our defined benefit pension plans and post-retirement plans as of December 31, 2010 and January 1, 2010, which are also their measurement dates (U.S. dollars in millions):

	Pension plans (1)				Post-retirement plans
	December 31, 2010		January 1, 2010		December 31, 2010	January 1, 2010
	U.S.	U.K.	U.S.	U.K.	Central America	U.S.	Central America
Change in Benefit Obligation:
Beginning benefit obligation	$16.2	$58.3	$16.0	$42.6	$32.9	$2.6	$21.9
Service cost	-	-	-	0.1	3.3	-	1.6
Interest cost	0.9	3.1	1.0	3.0	3.6	0.2	2.8
Actuarial loss (gain)	1.5	(1.6)	0.6	9.7	(0.1)	-	10.6
Benefits paid	(1.4)	(1.4)	(1.4)	(1.5)	(5.0)	(0.1)	(1.4)
Exchange rate changes (2)	-	(2.0)	-	4.4	2.1	-	(1.4)
Settlement gain	-	-	-	-	-	(2.7)	(1.2)
Ending benefit obligation	17.2	56.4	16.2	58.3	36.8	-	32.9

Change in Plan Assets:
Beginning fair value	11.7	35.6	12.2	26.0	-	-	-
Actual return on plan assets	1.6	4.7	0.6	5.5	-	-	-
Company contributions	0.2	2.6	0.3	2.9	5.0	0.1	2.6
Effect of settlements					-	-	(1.2)
Benefits paid	(1.4)	(1.4)	(1.4)	(1.5)	(5.0)	(0.1)	(1.4)
Exchange rate changes (2)	-	(1.1)	-	2.7	-	-	-
Ending fair value	12.1	40.4	11.7	35.6	-	-	-

Amounts recognized in the Consolidated Balance Sheets:
Accounts payable and accrued
expenses (current liability)	-	-	-	-	4.1	-	3.2
Retirement benefits liability
(noncurrent liability)	5.1	16.0	4.5	22.7	32.7	-	29.7
Net amount recognized in the
Consolidated Balance Sheets	$5.1	$16.0	$4.5	$22.7	$36.8	$-	$32.9

Amounts recognized in Accumulated other comprehensive income (loss)(3):
Net actuarial (loss) gain	(6.4)	5.2	(4.9)	1.3	(14.2)	-	(14.5)
Net amount recognized in
Accumulated other comprehensive
income (loss)	$(6.4)	$5.2	$(4.9)	$1.3	$(14.2)	$-	$(14.5)

(1)	The accumulated benefit obligation is the same as the projected benefit obligation.

(2)
The exchange rate difference included in the reconciliation of the change in benefit obligation and the change in plan assets above results from the strengthening of the U.S. dollar relative to the British pound for the U.K. plan and the weakening of the U.S. dollar vs. Central American currencies such as the Costa Rican colon and Guatemalan quetzal for the Central American plans as of December 31, 2010 when compared to January 1, 2010.   The exchange rate difference from the year ending January 1, 2010 relates to the weakening of the U.S. dollar relative to the British pound for the U.K plan and the strengthening of the U.S. dollar vs. the Costa Rican colon and Guatemalan quetzal for the Central American plans.

(3)	As of December 31, 2010 and January 1, 2010, we had accumulated other comprehensive income of $4.9 million and $5.0 million, respectively, related to tax effect of unamortized pension gains.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. Retirement and Other Employee Benefits (continued)

The following table provides a roll forward of the AOCI balances (U.S. dollars in millions):

	Pension plans				Post-retirement plans
	Year ended				Year ended
	December 31, 2010		January 1, 2010		December 31, 2010	January 1, 2010
Reconciliation of AOCI	U.S	U.K	U.S	U.K	Central America	U.S	Central America
AOCI (loss) gain at beginning of plan year	$(5.6)	$1.3	$(5.0)	$6.6	$(14.4)	$0.8	$(5.1)
Prior service (cost) credit recognized during the year	-	-	-	-	-	(0.4)	-
Net losses (gains) recognized during the year	0.1	-	0.1	(0.1)	0.9	-	0.4
Net gains recognized on settlement during the year	-	-	-	-	-	(0.4)	1.0
Net (losses) gains ocurring during the year	(0.9)	3.9	(0.7)	(5.9)	0.1	-	(10.6)
Currency exchange rate changes	-	-	-	0.7	(0.8)	-	(0.1)
AOCI gain (loss) at end of plan year	$(6.4)	$5.2	$(5.6)	$1.3	$(14.2)	$-	$(14.4)

The amounts in AOCI expected to be amortized as a component of net period cost in the upcoming year are (U.S. dollars in millions):

	Pension plans		Post-retirement plans
	U.S	U.K	Central America
2011 Amortization of net losses	$0.2	$-	$1.2

The following table sets forth the net periodic pension cost of our defined benefit pension and post-retirement benefit plans (U.S. dollars in millions):

	Pension plans						Post-retirement plans
	Year ended						Year ended
	December 31, 2010		January 1, 2010		December 26, 2008		December 31, 2010	January 1, 2010		December 26, 2008
	U.S	U.K	U.S	U.K	U.S	U.K	Central America	U.S	Central America	U.S	Central America
Service cost	$-	$-	$-	$0.1	$-	$0.1	$3.3	$-	$1.6	$-	$1.0
Interest cost	0.9	3.1	0.9	3.0	1.0	2.6	3.6	0.2	2.8	0.2	1.5
Expected return on assets	(0.9)	(2.4)	(0.7)	(1.7)	(1.1)	(2.4)	-	-	-	-	-
Settlement (gain) loss	-	-	-	-	-	-	-	(3.2)	1.0	-	1.0
Net amortization	0.1	-	0.1	(0.1)	-	(0.4)	1.0	(0.4)	0.4	(3.1)	0.7
Net periodic cost (income)	$0.1	$0.7	$0.3	$1.3	$(0.1)	$(0.1)	$7.9	$(3.4)	$5.8	$(2.9)	$4.2

There are no amounts of plan assets expected to be returned to the employer over the next 12 months.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Retirement and Other Employee Benefits (continued)

Actuarial Assumptions

The assumptions used in the calculation of the benefit obligations of our U.S. and U.K defined benefit pension plans and Central American plans consisted of the following:

	December 31, 2010				January 1, 2010				December 26, 2008
	Pension plans		Post- retirement plans		Pension plans		Post- retirement plans		Pension plans		Post- retirement plans
	U.S	U.K	Central America		U.S	U.K	Central America		U.S	U.K	Central America

Weighted average discount rate	5.30%	5.40%	8.54%	(1)	5.85%	5.70%	10.90%	(3)	6.25%	6.50%	14.64%
Rate of increase in compensation levels	-	3.50%	5.29%	(2)	-	3.60%	8.19%		-	3.20%	8.86%

The assumptions used in the calculation of the net periodic pension costs for our U.S. and U.K. defined benefit pension plans and Central American plans consisted of the following:

	December 31, 2010				January 1, 2010			December 26, 2008
	Pension plans		Post- retirement plans		Pension plans		Post- retirement plans	Pension plans		Post- retirement plans
	U.S	U.K	Central America		U.S	U.K	Central America (4)	U.S	U.K	Central America

Weighted average discount rate	5.85%	5.70%	10.90%	(3)	6.25%	6.50%	14.64%	6.47%	6.00%	6.47%
Rate of increase in compensation levels	-	3.60%	8.19%		-	3.20%	8.86%	3.50%	3.40%	3.50%
Expected long-term rate of return on assets	7.50%	7.20%	-		4.75%	5.80%	-	7.50%	6.87%	-

(1)
The decrease in the weighted average discount rate assumption for the benefit obligation and net periodic pension costs decreased from 2010 due to a decrease in inflation assumptions and country-specific investments.

(2)	The decrease in the rate of increase in compensation levels is due to a decrease in inflation assumptions.
(3)
The decrease in the weighted average discount rate assumption for the benefit obligation and net periodic pension cost from 14.62% in 2008 to 10.90% in 2009 for the Central American plans was due to the fact that country-specific investments dropped significantly in 2009.

(4)
The increase in the weighted average discount rate assumption used in the calculation of net periodic cost from 6.47% in 2008 to 14.62% in 2009 related to the change in method of calculating the discount rate described in the following paragraph.

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

16. Retirement and Other Employee Benefits (continued)

The assumptions used in determining the APBO are the same as the expected post-retirement benefit obligation due to the accelerated closing of Hawaii. Since only eligible employees are accounted for in determining the APBO as of December 26, 2008 for our U.S.-based post-retirement healthcare plans the assumptions used consisted of the following:

December 26,
2008
Weighted average discount rate	6.25%
Health care cost trend rate assumed for
next year	8.00%
Rate to which the cost trend rate is assumed
to decline (the ultimate trend rate)	5%
Year that the rate reaches the ultimate
trend rate	2017

Cash Flows

	Pension plans		Post-retirement plans
	U.S	U.K	Central America
Expected benefit payments for:
2011	$1.3	$1.6	$4.1
2012	1.3	1.9	4.2
2013	1.3	1.9	4.3
2014	1.2	2.0	4.3
2015	1.2	2.4	4.2
Next 5 years	5.4	13.2	20.6
Expected benefit payments over next 10 years	$11.7	$23.0	$41.7

Expected contributions for the U.S. and U.K pension plans for 2011 are $0.8 million and $2.7 million, respectively. Contributions for the U.S. and U.K. pension plans are actuarially determined based on funding regulations.

U.S.-Based Defined Benefit Pension Plans

Plan Assets

Our overall investment strategy is to achieve a mix of between 50%-70% equity securities for long-term growth and 30%-50% fixed income securities for near-term benefit payments.  Asset allocation targets promote optimal expected return and volatility characteristics given the long-term time horizon for fulfilling the obligations of the pension plans. Selection of the targeted asset allocation for U.S. plan assets was based upon a review of the expected return and risk characteristics of each asset class, as well as the correlation of returns among asset classes.

The fair values of our U.S. plan assets at December 31, 2010 by asset category are as follows:

		Fair Value Measurements at
		December 31, 2010 (U.S. dollars in millions)
		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Mutual Funds:
Fixed income securities	$2.6	$2.6	$-	$-
Bond securities	2.1	2.1	-	-
Value securities	2.0	2.0	-	-
Growth securities	5.4	5.4	-	-

Total	$12.1	$12.1	$-	$-

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. Retirement and Other Employee Benefits (continued)

The fair values of our U.S. plan assets at January 1, 2010 by asset category are as follows:

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

Investment managers agree to operate, including criteria that determine eligible and ineligible securities, diversification requirements and credit quality standards, where applicable. Unless exceptions have been approved, investment managers are prohibited from buying or selling commodities, futures or option contracts, as well as from short selling of securities. Furthermore, investment managers agree to obtain written approval for deviations from stated investment style or guidelines. We considered historical returns and the future expectations for returns for each asset class as well as the target asset allocation of plan assets to develop the expected long-term rate of return on assets assumption.

The expected long-term rate of return assumption for U.S. plan assets is based upon the target asset allocation and is determined using forward-looking assumptions in the context of historical returns and volatilities for each asset class, as well as correlations among asset classes. We evaluate the rate of return assumption on an annual basis.

United Kingdom Defined Benefit Pension Plan

Plan Assets

The fair values of our U.K. plan assets at December 31, 2010 by asset category are as follows:

		Fair Value Measurements at
		December 31, 2010 (U.S. dollars in millions)
Asset Category	Total Fair Value at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$0.4	$0.4	$-	$-
Equity securities:
United Kingdom companies	8.9	8.9	-	-
United States companies	5.6	5.6	-	-
Other international companies	19.0	19.0	-	-
Fixed income securities
United Kingdom government bonds	4.6	4.6	-	-
United Kingdom corporate bonds	1.9	1.9	-	-

Total	$40.4	$40.4	$-	$-

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. Retirement and Other Employee Benefits (continued)

The fair values of our U.K. plan assets at January 1, 2010 by asset category are as follows:

		Fair Value Measurements at
		January 1, 2010 (U.S. dollars in millions)
Asset Category	Total Fair Value at January 1, 2010	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$0.4	$0.4	$-	$-
Equity securities:
United Kingdom companies	15.2	15.2	-	-
United States companies	4.6	4.6	-	-
Other international companies	9.3	9.3	-	-
Fixed income securities
United Kingdom government bonds	6.1	6.1	-	-

Total	$35.6	$35.6	$-	$-

Equity securities – This category includes stocks in various U.S., U.K. and other international companies over diverse industries.  The portfolio of stocks is invested in diverse industries and includes a concentration of 23% in financial institutions, 16% in oil and gas, 13% in basic materials, 12% in consumer goods, 11% in industrial and the remaining 25% in various other industries.  The expected return on equities is determined by the yield on U.K. government bonds based on the Financial Times Stock Exchange (“FTSE”) U.K. 20-year index plus an allowance for an equity risk premium.

These investments are valued at the closing price reported on the active market on which the individual securities are traded.  These investments are classified within Level 1 of the fair value hierarchy.

Fixed income securities –This category includes investment in U.K. government bonds and U.K. corporate bonds.  These investments are valued at the closing price reported on the active market on which the individual securities are traded.   These investments are classified within Level 1 of the fair value hierarchy.  The expected return on U.K. government bonds is as measured by the FTSE U.K. 20-year index.  The expected return on U.K. corporate bonds is measured by the yield on the iBoxx over 15 year AA Corporate Index.

According to the plan’s investment policy, approximately 40% of the UK plan’s assets are invested in equity securities of companies of the United Kingdom, 28% in U.S. and European equities and 12% are invested in other international equities. Approximately 20% of the U.K. plan’s assets are invested in high-grade, fixed-income securities with maturities of up to 15 years. Fund managers have no discretion to make asset allocation decisions, but are required to rebalance the portfolios back to the above benchmarks. Performance benchmarks for each asset class are based on various FTSE indices. Investment performance is evaluated annually. The actual return on plan assets for the UK plan years ended December 31, 2010 and January 1, 2010 were positive returns of approximately 13% and 18%, respectively.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. Retirement and Other Employee Benefits (continued)

Other Employee Benefits

We also sponsor a defined contribution plan established pursuant to Section 401(k) of the Internal Revenue Code. Subject to certain dollar limits, employees may contribute a percentage of their salaries to the plan, and we will match a portion of each employee’s contribution. This plan is in effect for U.S.-based employees only. The expense pertaining to this plan was $0.9 million for 2010, 2009 and 2008, respectively.

As of August 31, 1997, one of our subsidiaries ceased accruing benefits under our salary continuation plan covering Central American management personnel. At December 31, 2010 and January 1, 2010, we had $7.1 million and 7.0 million, respectively, accrued for this plan. At December 31, 2010 and January 1, 2010, we recorded $0.9 million and $1.1 million, respectively, in accumulated other comprehensive income (loss) related to unamortized pension gains. A gain of $0.1 million is expected to be recognized in the Consolidated Statements of Income during 2011 related to unamortized actuarial pension gains related to this plan. Net periodic pension costs were $0.3 million for each of the years ended December 31, 2010, January 1, 2010 and December 26, 2008.   We expect to contribute approximately $0.7 million to the salary continuation plan in 2011 and for each of the next 5 years. Benefit payments under the plan for the next 5 years from 2016 onward are expected to total $3.9 million.

We provide retirement benefits to certain employees who are not U.S.-based. Generally, benefits under these programs are based on an employee’s length of service and level of compensation and are insignificant. The unamortized pension losses related to other non-U.S.-based plans included in accumulated other comprehensive income (loss), a component of shareholders’ equity was $1.0 million for each of the years ending December 31, 2010 and January 1, 2010, respectively.

17. Stock-Based Compensation

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

Stock-based compensation expense included in selling, general and administrative expenses related to stock options on a straight-line, single award basis and restricted stock awards included in the accompanying Consolidated Statements of Income was as follows (U.S. dollars in millions, except per share data):

	Year ended
	December 31,	January 1,	December 26,
	2010	2010	2008
Stock-based compensation expense	$7.5	$10.4	$9.7

Stock-based compensation expense per diluted share	$0.12	$0.16	$0.15

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. Stock-Based Compensation (continued)

We are in a net operating loss carry-forward position in the relevant jurisdictions. Therefore, for the years ended December 31, 2010, January 1, 2010 and December 26, 2008, excess share-based payment deductions resulting from stock options exercised in these periods have not been realized through a reduction in taxes currently payable or related effect on cash flows. Proceeds of $2.2 million, $1.0 million and $22.1 million were received from the exercise of stock options for the years ended December 31, 2010, January 1, 2010 and December 26, 2008, respectively.

The following table summarizes stock option activity for the years ended December 31, 2010, January 1, 2010 and December 26, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Options outstanding at December 28, 2007	2,670,368	$23.92	$8.85
Granted	1,814,750	23.51	8.76
Exercised	(850,295)	26.03	10.17
Cancelled	(101,000)	22.66	7.77

Options outstanding at December 26, 2008	3,533,823	23.24	8.51
Granted	1,529,750	21.33	8.03
Exercised	(62,200)	16.19	5.74
Cancelled	(57,000)	21.40	7.99

Options outstanding at January 1, 2010	4,944,373	22.76	8.40
Granted	161,000	20.13	7.46
Exercised	(135,722)	16.63	5.90
Cancelled	(86,750)	23.64	8.62

Options outstanding at December 31, 2010	4,882,901	$22.82	$8.44

Exercisable at December 26, 2008	1,298,823	$26.45	$9.01

Exercisable at January 1, 2010	2,425,373	$23.79	$8.75

Exercisable at December 31, 2010	3,199,901	$23.18	$8.54

On May 5, 2010, our shareholders approved and ratified the 2010 Non-Employee Directors Equity Plan (the “Directors Equity Plan”), which awards restricted stock to non-management members of our Board of Directors.  Under the Directors Equity Plan, the initial award of restricted stock was made on May 5, 2010, the effective date of the plan, and future awards will be made on January 1st of each calendar year beginning in 2011.  A share of “restricted stock” is one ordinary share of the Company that has restrictions on transferability until certain vesting conditions have been met. The number of ordinary shares that may be covered by awards granted under the Directors Equity Plan will be limited to a total of 150,000 ordinary shares.  Fifty percent of each award of restricted stock granted under the Directors Equity Plan will vest on the date on which it was granted.  The remaining 50% of each award will vest upon the six-month anniversary of the date on which the recipient ceases to serve as a member of the Board of Directors.  The provision in the Director’s Equity Plan that allows directors to retain all of their awards once they cease to serve as a member of the Board of Directors is considered a nonsubstantive service condition in accordance with the guidance provided by the ASC on “Compensation – Stock Compensation”.  Accordingly, it is appropriate to recognize compensation cost immediately for restricted stock awards granted to non-management members of the Board of Directors.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. Stock-Based Compensation (continued)

On May 5, 2010, we awarded 32,956 restricted shares from our Directors Equity Plan at a price of $21.24 per share. Stock-based compensation expense related to this grant was $0.7 million for the year ended December 31, 2010.

As a subsequent event, on January 3, 2011, we awarded 27,853 shares from our Directors Equity Plan at a price of $25.14 per share.

The following table lists the various stock option grants occurring for the years ended December 31, 2010 and January 1, 2010:

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

All stock options listed above were granted from our 1999 Plan.  The fair value for stock options was estimated at the date of grant using the Black-Scholes option pricing model, which requires us to make certain assumptions. Volatility is estimated based on the historical volatility of our stock over the past five years. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of grant. The expected term of grant was based on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends. Forfeitures are estimated based on historical experience.

The following are the weighted average assumptions used in the Black-Scholes option pricing model for the periods indicated:

	Year ended
	December 31,	January 1,	December 26,
	2010	2010	2008
Volatility	38.43%	39.16%	35.99%
Risk-free rate	2.27%	2.50%	3.31%
Expected term of grant	5.0 years	4.9 years	4.9 years

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. Stock-Based Compensation (continued)

Exercise Price	Remaining Contractual Life	Outstanding	Outstanding Intrinsic Value	Exercisable	Exercisable Intrinsic Value
$5.95	0.3 Years	5,000	$0.1	5,000	$0.1
$14.77	8.3 Years	30,000	0.3	12,000	0.1
$15.78	5.6 Years	490,750	4.5	490,750	4.5
$17.35	7.2 Years	12,500	0.1	12,500	0.1
$18.31	5.3 Years	114,600	0.8	114,600	0.8
$19.76	2.1 Years	24,500	0.1	24,500	0.1
$19.76	5.2 Years	12,500	0.1	12,500	0.1
$19.83	8.2 Years	161,000	0.8	64,400	0.3
$19.83	8.2 Years	37,500	0.2	37,500	0.2
$20.13	9.2 Years	161,000	0.8	32,200	0.2
$21.72	8.6 Years	1,245,000	4.0	498,000	1.6
$22.25	7.6 Years	1,478,000	4.0	888,000	2.4
$23.82	3.3 Years	32,200	-	32,200	-
$23.97	6.3 Years	128,800	0.1	96,600	0.1
$29.84	4.3 Years	702,051	-	702,051	-
$30.59	6.9 Years	24,000	-	18,000	-
$32.28	4.2 Years	25,000	-	25,000	-
$33.97	7.2 Years	161,000	-	96,600	-
$33.97	7.2 Years	37,500	-	37,500	-

		4,882,901	$15.9	3,199,901	$10.6

The total intrinsic value of options exercised during the years ended December 31, 2010 and January 1, 2010 was $0.8 million and $0.4 million, respectively. The total fair value of options granted for years ended December 31, 2010 and January 1, 2010 was $1.2 million and $12.3 million, respectively. The total fair value of options vesting during the years ended December 31, 2010 and January 1, 2010 was $7.3 million and $10.1 million, respectively, with a weighted-average fair value of $7.65 and $8.30 per option, respectively. As of December 31, 2010, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $10.5 million, which will be amortized over the weighted-average remaining requisite service period of 1.4 years.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. Commitments and Contingencies

We lease agricultural land and certain property, plant and equipment, including office facilities and refrigerated containers, under operating leases. We also enter into vessel charter agreements for the transport of our fresh produce to markets worldwide using 14 chartered refrigerated vessels.  Terms for vessel charter agreements range between three to 10 years.  The aggregate minimum payments under all operating leases and vessel charter agreements with initial terms of one year or more at December 31, 2010 are as follows (U.S. dollars in millions):

2011	$91.2
2012	56.9
2013	54.2
2014	39.0
2015	36.4
Thereafter	148.8
$426.5

Total expense for all operating leases and vessel charter agreements, including leases with initial terms of less than one year, amounted to $91.2 million, $102.2 million and $71.9 million for 2010, 2009 and 2008, respectively.

We also have agreements to purchase the entire or partial production of certain products of our independent growers in Costa Rica, Guatemala, Ecuador, Cameroon, Colombia, Chile, United States, and the Philippines that meet our quality standards. Total purchases under these agreements amounted to $722.2 million, $671.4 million and $698.9 million for 2010, 2009 and 2008, respectively.

19. Litigation

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

In 1997, plaintiffs from Costa Rica and Guatemala named certain of our U.S. subsidiaries in a purported class action in Hawaii. On June 28, 2007, plaintiffs voluntarily dismissed our U.S. subsidiaries named in the action without ties to Hawaii.  At a hearing held on June 9, 2009, the court granted summary judgment in favor of our remaining U.S. subsidiaries with ties to Hawaii, holding that the claims of the remaining plaintiffs are time-barred.  A final judgment dismissing all remaining claims and terminating the action was entered on July 28, 2010.  On August 24, 2010, plaintiffs filed a notice of appeal.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. Litigation (continued)

On April 25, 2005, two of our subsidiaries were served with a complaint styled Juan Jose Abrego, et al. v. Dole Food Company, et al. filed in the Superior Court of the State of California for the County of Los Angeles on behalf of 955 Guatemalan residents who claim injury from exposure to DBCP. An initial review of the plaintiffs in the Abrego action found that a substantial number of the plaintiffs were claimants in prior DBCP actions and may have participated in the settlement of those actions. On June 27, 2008, the court dismissed the claims of 206 plaintiffs who were parties to prior DBCP actions. On October 1, 2009, our subsidiaries joined a motion to dismiss the claims of the remaining Abrego plaintiffs on grounds of forum non conveniens in favor of the courts of Michigan. On December 15, 2009, the court granted the joint motion.  On February 16, 2010, plaintiffs appealed the court's dismissal of the action.  On December 29, 2010, the appellate court affirmed the Superior Court’s dismissal of the remaining plaintiffs, who have sought review of the dismissal by the California Supreme Court and to date have not filed their claims with the courts of Michigan.

On January 2, 2009, three of our subsidiaries were served with multiple complaints in related actions styled Jorge Acosta Cortes, et al. v. Dole Food Company, et al. filed in the Superior Court of the State of California for the County of Los Angeles on behalf of 461 Costa Rican residents, 389 Guatemalan residents, 962 Panamanian residents and 673 Honduran residents who claim injury from exposure to DBCP. We and our subsidiaries have never owned, managed or otherwise been involved with any banana growing operations in Panama or Honduras. Accordingly, the Panamanian and Honduran plaintiffs filed requests to dismiss our subsidiaries without prejudice on March 26, 2009. The claims of the new Costa Rican plaintiffs were consolidated with those of the Costa Rican plaintiffs in Abarca and conditionally dismissed as in the Abarca case.  Similarly, the claims of the new Guatemalan plaintiffs were consolidated with those of the Guatemalan plaintiffs in Abrego and dismissed in favor of the courts of Michigan as in the Abrego case.

Pineapple Class Action Litigation

On August 2, 2004, a consolidated complaint was filed against two of our subsidiaries in the U.S. District Court for the Southern District of New York. This consolidated action was brought as a putative class action on behalf of all direct and indirect purchasers of Del Monte Gold® Extra Sweet pineapples from March 1, 1996 through the present and merges four actions brought by fruit wholesalers and two actions brought by individual consumers. The consolidated complaint alleges claims for: (i) monopolization and attempted monopolization; (ii) restraint of trade; (iii) unfair and deceptive trade practices; and (iv) unjust enrichment. On May 27, 2005, our subsidiaries filed a motion to dismiss the indirect and direct purchasers’ claims for unjust enrichment. On June 29, 2005, plaintiffs filed a joint motion for class certification. On February 20, 2008, the court denied plaintiffs’ motion for class certification of the indirect purchasers and only granted class certification of the direct purchasers’ claims for monopolization and attempted monopolization, which was uncontested by our subsidiaries. Also on February 20, 2008, the court granted the motion of our subsidiaries to dismiss the direct purchasers’ claims for unjust enrichment and denied as moot the motion to dismiss the indirect purchasers’ state law claims on the basis of the court’s denial of plaintiffs’ motion for class certification of the indirect purchasers. On August 13, 2008, our subsidiaries filed a motion for summary judgment on plaintiffs’ remaining claims. Plaintiffs filed an opposition to the motion on October 6, 2008, which our subsidiaries replied to on December 8, 2008. On September 30, 2009, the court granted the motion for summary judgment in favor of our subsidiaries.  On October 29, 2009, plaintiffs filed a notice of appeal.  On November 3, 2010, the appellate court affirmed the District Court’s decision granting summary judgment in favor of our subsidiaries.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. Litigation (continued)

Between March 17, 2004 and March 18, 2004, three alleged individual consumers separately filed putative class action complaints against us and our subsidiaries in the state court of California on behalf of residents of California who purchased (other than for re-sale) Del Monte Gold® Extra Sweet pineapples between March 1, 1996 and May 6, 2003. On November 9, 2005, the three actions were consolidated under one amended complaint with a single claim for unfair competition in violation of the California Business and Professional Code. On September 26, 2008, plaintiffs filed a motion to certify a class action. On August 20, 2009, the court denied class certification.  On October 19, 2009, plaintiffs filed a notice of appeal of the court’s order denying class certification, which appeal remains pending.

On April 19, 2004, an alleged individual consumer filed a putative class action complaint against our subsidiaries in the state court of Florida on behalf of Florida residents who purchased (other than for re-sale) Del Monte Gold® Extra Sweet pineapples between March 1, 1996 and May 6, 2003. The only surviving claim under the amended complaint alleges violations of the Florida Deceptive and Unfair Trade Practices Act relating only to pineapples purchased since April 19, 2000. Our subsidiaries filed an answer to the surviving claim on October 12, 2006. On August 5, 2008, plaintiffs filed a motion to certify a class action. Our subsidiaries filed an opposition on January 22, 2009 to which plaintiffs filed a reply on May 11, 2009.

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

The European Commission did, however, find that Internationale Fruchtimport Gesellschaft Weichert & Co KG (“Weichert”), an entity in which one of our subsidiaries formerly held an indirect 80% noncontrolling interest, infringed EU competition rules and imposed upon it a €14.7 million ($19.7 million using exchange rates as of December 31, 2010) fine. The European Commission has asserted that we controlled Weichert during the period by virtue of our subsidiary’s former, indirect noncontrolling interest and has therefore held that we are jointly and severally liable for Weichert’s payment of the fine. On December 31, 2008, we filed an appeal of this determination on grounds, among others, that Weichert did not violate EU competition rules and that, in any event, we cannot be held jointly and severally liable for Weichert’s acts under applicable German law.  On April 14, 2010, Weichert filed a statement of intervention in support of our appeal and seeking annulment of the European Commission’s determination.

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

On September 25, 2003, the EPA issued the Record of Decision (“ROD”). The EPA estimates in the ROD that the remediation costs associated with the cleanup of the Kunia Well Site will range from $12.9 million to $25.4 million and will last approximately 10 years. The undiscounted estimates are between $14.8 million and $28.7 million. The undiscounted estimate on which our accrual is based totals $22.7 million and is discounted using a 5.0% rate. As of December 31, 2010, there is $18.6 million included in other noncurrent liabilities and $0.5 million included in accounts payable and accrued expenses in the Consolidated Balance Sheets for the Kunia Well Site clean-up. We expect to expend approximately $0.5 million in cash per year for the next five years. Certain portions of the EPA’s estimates have been discounted using a 5% interest rate.

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

Other

In addition to the foregoing, we are involved from time to time in various claims and legal actions incident to our operations, both as plaintiff and defendant. In the opinion of management, after consulting with legal counsel, none of these other claims are currently expected to have a material adverse effect on the results of operations, financial position or our cash flows. We intend to vigorously defend ourselves in all of the above matters. At this time, management is not able to evaluate the likelihood of a favorable or unfavorable outcome in any of the above-described matters. Accordingly, management is not able to estimate the range or amount of loss, if any, from any of the above-described matters and no accruals or expenses have been recorded for these matters as of December 31, 2010, except as related to the Kunia Well Site.

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

Certain of our derivative instruments contain provisions that require the current credit relationship between the Company and its counterparty to be maintained throughout the term of the derivative instruments.  If that credit relationship changes, certain provisions could be triggered, and the counterparty could request immediate collateralization of derivative instruments in net liability position above a certain threshold.  The aggregate fair value of all derivative instruments with a credit-risk-related contingent feature that are in a liability position on December 31, 2010 is $22.7 million.  As of December 31, 2010, no triggering event has occurred and thus we are not required to post collateral.  If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2010 the entity would not be required to post collateral to its counterparty because the collateralization threshold has not been met.

Foreign Currency Hedges

We are exposed to fluctuations in currency exchange rates against the U.S. dollar on our results of operations and financial condition and we mitigate that exposure by entering into foreign currency forward contracts.  Certain of our subsidiaries periodically enter into foreign currency forward contracts in order to hedge portions of forecasted sales or cost of sales denominated in foreign currencies with forward contracts and options, which generally expire within one to two years.  Our foreign currency hedges will settle during 2011 and 2012.

We designate our foreign currency forward contracts as single-purpose cash flow hedges of forecasted cash flows.  Based on our formal assessment of hedge effectiveness of our foreign currency forward contracts, we determined that the impact of hedge ineffectiveness was de minimis for the years ended December 31, 2010, January 1, 2010 and December 26, 2008.

Bunker Fuel Hedges

We are exposed to fluctuations in bunker fuel prices on our results of operations and financial condition and can mitigate that exposure by entering into bunker fuel swap agreements, which permit us to lock in bunker fuel purchase prices.  One of our subsidiaries has entered into bunker fuel swap agreements in order to hedge fuel costs incurred via our owned and chartered vessels.  We designated our bunker fuel swap agreements as cash flow hedges.  As of December 31, 2010, we had no outstanding bunker fuel hedge contracts.

Other Derivative Instruments

We entered into derivative instruments not designated as hedging instruments, also referred to as economic hedges, in order to minimize the impact of fluctuation in foreign exchange relative to the South African rand in 2010 and the euro, British pound, and Japanese yen for 2008 on our balance sheet. We recognized a loss of $0.3 million and a net gain of $2.5 million for the years ended December 31, 2010 and December 26, 2008, respectively, related to these derivative instruments included in other income (expense), net in our Consolidated Statements of Income. We did not have economic hedges for the year ended January 1, 2010.  As of December 31, 2010, we had $0.3 million outstanding as an economic hedge on the South African rand included in accounts payable and other accrued expenses on our Consolidated Balance Sheets. As of January 1, 2010 and December 26, 2008, we did not have any economic hedges outstanding.

 FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20.  Derivative Financial Instruments (continued)

We had the following outstanding foreign currency forward contracts that were entered into to hedge forecasted cash flows as of December 31, 2010:

Foreign Currency Hedges:	Notional Amount
Euro	€ 165.4	million
British pound	£ 11.5	million
Japanese yen	JPY 23,632.1	million
Polish zloty	PLN 10.0	million

The following table reflects the fair values of derivative instruments as of December 31, 2010 (U.S. dollars in millions):

Derivatives Designated as Hedging Instruments (1)

	Foreign exchange contracts		Bunker fuel swap agreements
Balance Sheet Location:	December 31, 2010 (2)	January 1, 2010	December 31, 2010 (3)	January 1, 2010
Asset derivatives:
Prepaid expenses and other current assets	$4.1	$12.0	$-	$4.3
Other noncurrent assets	-	3.3	-	-
Total asset derivatives	$4.1	$15.3	$-	$4.3

Liability derivatives:
Accounts payable and accrued expenses	$13.6	$-	$-	$-
Other noncurrent liabilities	9.1	-	-	-
Total liability derivatives	$22.7	$-	$-	$-

(1) See Note 21, "Fair Value Measurements", for fair value disclosures.
(2) We expect that $9.5 million of the net fair value of hedges recognized as a net loss in accumulated other comprehensive income
("AOCI") will be transferred to earnings during the next 12 months and a net loss of $9.1 million will be transferred to earnings during 2012, along with the effect of the related forecasted transaction.
(3) At December 31, 2010, there were no bunker fuel swap agreements remaining to be settled.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20.  Derivative Financial Instruments (continued)

The following table reflects the effect of derivative instruments on the Consolidated Statements of Income for the year ended December 31, 2010 (U.S. dollars in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Year ended			Year ended
	December 31, 2010	January 1 2010		December 31, 2010	January 1 2010
Foreign exchange contracts	$(33.9)	$6.9	Net sales	$21.7	$15.1
Foreign exchange contracts	(0.9)	2.2	Cost of products sold	0.9	3.5
Bunker fuel swap agreements (1)	(4.3)	4.3	Cost of products sold	3.6	-

Total	$(39.1)	$13.4		$26.2	$18.6

(1) The bunker fuel swap agreements had an ineffective portion of less than $0.1 million for the years ended December 31, 2010 and January 1, 2010 .

21. Fair Value Measurements

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

The following table provides a summary of the fair values of our derivative financial instruments measured on a recurring basis under “Fair Value Measurements and Disclosures” (U.S. dollars in millions):

Fair Value Measurements
	Foreign currency hedges		Bunker fuel hedges
	(liability) asset		asset
	December 31, 2010	January 1, 2010	December 31, 2010	January 1, 2010
Quoted Prices in Active Markets for Identical Assets (Level 1)	$-	$-	$-	$-

Significant Other Observable Inputs (Level 2)	(18.6)	15.3	-	4.3

Significant Unobservable Inputs (Level 3)	-	-	-	-

 Refer to Note 16, “Retirement and Other Employee Benefits” for further fair value disclosures related to pension assets.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21. Fair Value Measurements (continued)

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

Capital lease obligations: The carrying value of our capital lease obligations reported in the Consolidated Balance Sheets approximates their fair value based on current interest rates, which contain an element of default risk.  Refer to Note 14, “Long-Term Debt and Capital Lease Obligations”.

Long-term debt: The carrying value of our long-term debt reported in the Consolidated Balance Sheets approximates their fair value since they bear interest at variable rates or fixed rates which contain an element of default risk.  Refer to Note 14, “Long-Term Debt and Capital Lease Obligations”.

Fair Value of Non-Financial Assets

The following is a tabular presentation of the non-recurring fair value measurement along with the level within the fair value hierarchy in which the fair value measurement in its entirety falls (U.S. dollars in millions):

	Fair Value Measurements at December 31, 2010
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment in South Africa subsidiary	$7.7	$-	$7.7	$-

DEL MONTE® U.K. beverage trademark	5.1	-	-	5.1

Philippine banana assets	0.8	-	-	0.8
	$13.6	$-	$7.7	$5.9

During the third quarter of 2010, we recognized an impairment charge of $1.4 million related to the DEL MONTE® indefinite-lived intangible of a perpetual, royalty-free brand name license due to lower than expected sales volumes and pricing in the United Kingdom in the prepared food segment specifically related to beverage products.  An income-based approach was used to value the trademark intangible, which measures the fair value of an intangible asset by capitalizing the royalties saved due to ownership of the intangible asset rather than paying a rent or royalty for the use of the asset.  This income-based approach referred to as the royalty savings method utilizes internal unobservable inputs such as a discounted net sales cash flow model with the application of a royalty savings rate assumption corroborated by a mix of internal and market inputs.  There was no further impairment of the U.K. beverage licenses for the year ended December 31, 2010.

During the second quarter of 2010, we entered into an agreement to sell substantially all the assets of our South Africa canning operations.  As a result, we recognized a $16.7 million asset impairment of our investment in South Africa in the prepared food reporting segment.  The carrying value of our investment in South Africa was $24.4 million, including cumulative translation adjustments, and was written down to a fair value of $7.7 million.  We estimated the fair value of the underlying assets by using the market approach.  The market approach uses prices and other relevant information generated by market transactions involving comparable assets.  We used observable inputs based on market participant information related to the probable sale of South African assets and, as such, we classify the fair value of the investment in South Africa within Level 2 of the fair value hierarchy. We received the regulatory approval for the sale of our South Africa canning operations effective October 11, 2010.  On October 12, 2010, the sale of our South Africa canning operations was executed by the receipt of approximately $1.5 million in cash and $6.9 million recorded as a financing receivable, which was collected on January 27, 2011.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21. Fair Value Measurements (continued)

During the fourth quarter of 2010, we recognized $12.7 million in impairment charges related to plant disease affecting an isolated growing area in our banana operations in the Philippines that will be abandoned during 2011 in the banana segment. The carrying value of these assets was $13.5 million and was written down to a fair value of $0.8 million.  We estimated the fair value of these assets using the income based approach considering the cash flows that would be obtained as a result of the production and distribution of bananas over the next few months prior to abandoning the growing areas impacted by disease.  The income based approach utilizes unobservable inputs.  Due to the use of unobservable inputs, we classify the fair value of these growing areas within Level 3 of the fair value hierarchy.

The following is a tabular presentation of the non-recurring fair value measurement along with the level within the fair value hierarchy in which the fair value measurement in its entirety falls (U.S. dollars in millions):

	Fair Value Measurements at January 1, 2010
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Brazil pineapple assets	$6.9	$-	$-	$6.9

DEL MONTE® U.K. beverage trademark	5.9	-	-	5.9
	$12.8	$-	$-	$12.8

During the first quarter of 2009, we recognized an impairment charge of $2.0 million related to the DEL MONTE® indefinite-lived perpetual, royalty-free brand name license due to lower than expected sales volumes and pricing in the United Kingdom in the prepared foods segment specifically related to beverage products.  An income-based approach was used to value the trademark intangible, which measures the fair value of an intangible asset by capitalizing the royalties saved due to ownership of the intangible asset rather than paying a rent or royalty for the use of the asset.  This income-based approach referred to as the royalty savings method utilizes internal unobservable inputs such as a discounted net sales cash flow model with the application of a royalty savings rate assumption corroborated by a mix of internal and market inputs.  Due to the use of unobservable inputs, we classify the fair value of this indefinite-lived intangible asset within Level 3 of the fair value hierarchy.

We recorded $10.5 million in asset impairment charges resulting from our decision in May 2009 to discontinue pineapple planting in Brazil and our subsequent decision, during the third quarter, to not use certain property, plant and equipment as originally intended for other crop production.  The carrying value of these assets was $17.4 million and was written down to a fair value of $6.9 million.  We estimated the fair value of the underlying assets by using a combination of the market approach and the cost approach.  The cost approach is based on the amount that currently would be required to replace the service capacity of the assets.  The market approach uses prices and other relevant information generated by market transactions involving comparable assets.  We used a combination of observable inputs primarily based on appraisals and unobservable inputs using market participant assumptions to estimate the fair value of the underlying assets.  Due to the use of unobservable inputs, we classify the fair value of these long-lived assets within Level 3 of the fair value hierarchy.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

22. Related Party Transactions

We purchase goods and services from unconsolidated subsidiaries in the ordinary course of business. See Note 6, “Investments in Unconsolidated Companies. ”

At December 31, 2010 and January 1, 2010 there were $0.1 million and $0.2 million, respectively, of receivables from related parties, which are included in trade accounts receivable.

During 2010, 2009 and 2008, we received cash of $0.7 million, $11.1 million, and $6.3 million, respectively, from one of our noncontrolling interests for capital expansion.  We have reflected the cash in contributions from noncontrolling interests under financing activities in the Consolidated Statements of Cash Flows.  We have $21.6 million and $20.9 million in other noncurrent liabilities in our Consolidated Balance Sheets related to one of our noncontrolling interests as of December 31, 2010 and January 1, 2010, respectively.

During 2010, 2009 and 2008, we incurred expenses of approximately $2.0 million, $1.5 million and $2.0 million, respectively, for air transportation services for chartering of an aircraft that was indirectly owned by our Chairman and Chief Executive Officer.

23. Unaudited Quarterly Financial Information

Our fiscal quarter-ends correspond to the last Friday of the 13-week period, beginning the day following our fiscal year end. The following summarizes certain quarterly operating data (U.S. dollars in millions, except per share data):

	Quarter ended
	April 2, 2010	July 2, 2010	October 1, 2010	December 31, 2010 (a)

Net sales	$943.1	$1,000.0	$793.1	$816.7
Gross profit	97.8	83.0	52.0	39.6
Net income (loss)	36.9	21.2	13.4	(10.7)
Net income (loss) attributable to Fresh Del Monte Produce Inc.	36.2	21.1	14.5	(9.6)
Net income (loss) per ordinary share attributable to Fresh Del Monte Produce Inc. – basic (b)	$0.57	$0.34	$0.24	$(0.16)
Net income (loss) per ordinary share attributable to Fresh Del Monte Produce Inc. – diluted (b)	$0.57	$0.34	$0.24	$(0.16)

	March 27, 2009	June 26, 2009	September 25, 2009	January 1, 2010

Net sales	$879.7	$978.4	$766.2	$872.1
Gross profit	83.8	91.0	69.0	67.0
Net income	35.5	52.9	29.2	27.0
Net income attributable to Fresh Del Monte Produce Inc.	34.9	52.2	28.6	28.2
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. – basic (b)	$0.55	$0.82	$0.45	$0.44
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. – diluted (b)	$0.55	$0.82	$0.45	$0.44

(a)	Diluted earnings per share for the quarter ended December 31, 2010 excludes the impact of stock options of 203,104 shares as they were antidilutive.
(b)
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

24. Business Segment Data

We are principally engaged in one major line of business, the production, distribution and marketing of bananas, other fresh produce and prepared food. Our products are sold in markets throughout the world, with our major producing operations located in North, Central and South America, Europe, Asia and Africa.

Our operations are aggregated on the basis of our products: bananas, other fresh produce, prepared food, and other products and services, our segments. Other fresh produce includes pineapples, melons, non-tropical fruit (including grapes, apples, pears, peaches, plums, nectarines, avocados, citrus and kiwis), fresh-cut products, tomatoes, strawberries, and other fruit and vegetables. Prepared food includes prepared fruit and vegetables, juices, beverages, snacks, and a poultry and processed meat business. Other products and services include a third-party ocean freight business, a plastic product business in Chile and a grain business in Argentina.  During the fourth quarter of 2010, we sold the grain silo and exited the grain business in Argentina.

We evaluate performance based on several factors, of which net sales and gross profit by product are the primary financial measures (U.S. dollars in millions):

	Year ended
	December 31, 2010		January 1, 2010		December 26, 2008
	Net Sales	Gross Profit (Loss)	Net Sales	Gross Profit	Net Sales	Gross Profit
Banana	$1,620.2	$31.4	$1,510.9	$108.7	$1,420.2	$117.7
Other fresh produce	1,523.7	196.1	1,551.5	148.7	1,559.8	171.1
Prepared food	359.8	45.6	337.4	52.2	412.4	51.9
Other products and services	49.2	(0.7)	96.6	1.2	138.6	3.3
Totals	$3,552.9	$272.4	$3,496.4	$310.8	$3,531.0	$344.0

	Year ended
	December 31,	January 1,	December 26,
Net sales by geographic region:	2010	2010	2008
North America	$1,741.3	$1,675.9	$1,633.1
Europe	913.8	995.2	1,081.4
Middle East	421.1	314.1	275.8
Asia	411.1	420.2	408.1
Other	65.6	91.0	132.6
Total net sales	$3,552.9	$3,496.4	$3,531.0

	December 31,	January 1,
Property, plant and equipment, net:	2010	2010
North America	$75.3	$79.6
Europe	76.7	86.9
Middle East	155.6	156.1
Africa	33.8	38.6
Asia	26.5	43.9
Central America	513.0	497.5
South America	115.0	120.0
Maritime equipment (including containers)	24.7	31.3
Corporate	12.5	14.6
Total property, plant and equipment, net	$1,033.1	$1,068.5

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. Business Segment Data (continued)

	December 31,	January 1,
Identifiable assets:	2010	2010
North America	$358.6	$354.7
Europe	401.4	479.7
Middle East	271.4	252.3
Africa	120.2	132.9
Asia	144.4	145.5
Central America	836.7	811.0
South America	229.7	253.6
Maritime equipment (including containers)	47.2	65.1
Corporate	108.1	101.2
Total identifiable assets	$2,517.7	$2,596.0

The United States accounted for approximately 49%, 48% and 46% of our net sales for the years ended 2010, 2009 and 2008.  Our earnings are heavily dependent on operations located worldwide; however our net sales are not dependent on any particular country other than the United States, with no other country accounting for greater than 10% of our net sales for the years ended 2010, 2009 and 2008.  These operations are a significant factor in the economies of some of the countries in which we operate and are subject to the risks that are inherent in operating in such countries, including government regulations, currency and ownership restrictions and risk of expropriation. Management reviews assets on the basis of geographic region and not by reportable segment, which more closely aligns our capital investment with demand for our products.  Costa Rica is our most significant sourcing location representing approximately 42%, 40% and 39% of our property, plant and equipment as of December 31, 2010, January 1, 2010 and December 26, 2008, respectively.  No country other than Costa Rica accounts for greater than 10% of our property, plant and equipment.

One customer accounted for approximately 13% of net sales in 2010, 2009 and 2008, respectively. These sales are reported in the banana and other fresh produce segments. No other customer accounted for 10% or more of our net sales. In 2010 and 2009, the top 10 customers accounted for approximately 34% of net sales as compared with 36% of our net sales during 2008. Identifiable assets by geographic area represent those assets used in the operations of each geographic area. Corporate assets consist of goodwill, building, leasehold improvements and furniture and fixtures.

25. Shareholders’ Equity

Our shareholders have authorized 50,000,000 preferred shares at $0.01 par value of which none has been issued or is outstanding. Our shareholders have authorized 200,000,000 Ordinary Shares of common stock of which 58,725,430 have been issued and are outstanding.

On July 31, 2009, our Board of Directors approved a three-year stock repurchase program of up to $150 million of our Ordinary Shares.

On May 5, 2010, our Board of Directors approved an additional three-year stock repurchase program of up to $150 million of our ordinary shares. During the quarter and year ended December 31, 2010, we purchased 1,338,359 and 5,058,659 of our ordinary shares in open market transactions at an average purchase price of $21.83 and $21.36 per share under this program, respectively. We account for treasury stock using the cost method.

As of December 31, 2010, we repurchased $108.1 million, or 5,058,659 ordinary shares, under the aforementioned $300 million stock repurchase program approved by the Board of Directors. We have a maximum dollar value of $192.0 million of shares that may yet be purchased under the stock repurchase program. As of December 31, 2010, we have retired all of the 5,058,659 ordinary shares.

On November 3, 2010, our Board of Directors reinstated a quarterly cash dividend, declaring a third quarter 2010 cash dividend of $0.05 per ordinary share to shareholders of record on November 17, 2010.  We paid $2.9 million in dividends on December 10, 2010.

Schedule II - Valuation and Qualifying Accounts

Fresh Del Monte Produce Inc. and Subsidiaries

(U.S. Dollars in millions)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period

Year ended December 31, 2010:

Deducted from asset accounts:
Valuation accounts:
Trade accounts receivable	$11.9	$1.2	$-	$(5.3)	$7.8
Advances to growers and other receivables	14.1	3.3	-	(5.1)	12.3
Deferred tax asset valuation allowance	174.0	31.3	1.4	(11.2)	195.5

Accrued liabilities:
Provision for Kunia Well Site	19.8	0.6	-	(1.4)	19.0
Total	$219.8	$36.4	$1.4	$(23.0)	$234.6

Year ended January 1, 2010:

Deducted from asset accounts:
Valuation accounts:
Trade accounts receivable	$15.8	$2.8	$-	$(6.7)	$11.9
Advances to growers and other receivables	14.0	0.8	-	(0.7)	14.1
Deferred tax asset valuation allowance	208.3	-	-	(34.3)	174.0

Accrued liabilities:
Provision for Kunia Well Site	20.1	0.6	-	(0.9)	19.8
Total	$258.2	$4.2	$-	$(42.6)	$219.8

Year ended December 26, 2008:

Deducted from asset accounts:
Valuation accounts:
Trade accounts receivable	$20.4	$1.9	$(2.9)	$(3.6)	$15.8
Advances to growers and other receivables	14.6	3.0	(0.2)	(3.4)	14.0
Deferred tax asset valuation allowance	194.9	2.0	12.4	(1.0)	208.3

Accrued liabilities:
Provision for Kunia Well Site	21.7	0.6	-	(2.2)	20.1
Total	$251.6	$7.5	$9.3	$(10.2)	$258.2

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

See Management’s Annual Report on Internal Control Over Financial Reporting included in Item 8.  Financial Statements and Supplementary Data.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by Item 10 of Part III of this Annual Report on Form 10-K will be included in our definitive Proxy Statement relating to our 2011 Annual General Meeting of Shareholders with respect to directors, executive officers, audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance, is incorporated herein by reference in response to this item.

Code of Ethics

We have adopted a Code of Conduct and Business Ethics Policy (“Code of Conduct”) that applies to our principal executive officer, principal financial officer and principal accounting officer as well as all our directors, other officers and employees. This Code of Conduct can be found on our Web site at www.freshdelmonte.com. We have not waived the requirements of the Code of Conduct for any directors or executive officers and there have been no amendments in 2010.  We intend to disclose any amendment or waiver of the Code of Conduct promptly on our Web site.

Item 11.	Executive Compensation

Information required by Item 11 of Part III of this Annual Report on Form 10-K will be included in our definitive Proxy Statement relating to our 2011 Annual General Meeting of Shareholders with respect to executive compensation, is incorporated herein by reference in response to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 of Part III of this Annual Report on Form 10-K will be included in our definitive Proxy Statement relating to our 2011 Annual General Meeting of Shareholders with respect to security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans, is incorporated herein by reference in response to this item.

Item 13.	Certain Relationships and Related Transactions

Information required by Item 13 of Part III of this Annual Report on Form 10-K will be included in our definitive Proxy Statement relating to our 2011 Annual General Meeting of Shareholders with respect to certain relationships and related transactions and director independence, is incorporated herein by reference in response to this item.

Item 14.	Principal Accountant Fees and Services

Information required by Item 14 of Part III of this Annual Report on Form 10-K will be included in our definitive Proxy Statement relating to our 2011 Annual General Meeting of Shareholders with respect to principal accountant fees and services, is incorporated by reference in response to this item.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Consolidated Statements and Other Financial Information

The following financial statements and supplemental schedule of Fresh Del Monte Produce Inc. and its subsidiaries are included in Item 8.  Financial Statements and Supplementary Data  of this Report:

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Consolidated Balance Sheets at December 31, 2010 and January 1, 2010

Consolidated Statements of Income for the years ended December 31, 2010, January 1, 2010 and December 26, 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2010, January 1, 2010 and December 26, 2008

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2010, January 1, 2010 and December 26, 2008

Notes to Consolidated Financial Statements

Supplemental Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts

Exhibits

The exhibits listed below on pages 105 to 109 of this Report are incorporated in this Report by reference, except for those indicated by “*” which are filed herewith (see accompanying Exhibit Index)

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

Exhibit No.	Description
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

10.9**	Fresh Del Monte Produce Inc. 1997 Share Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-7870)).

10.10**	Fresh Del Monte Produce Inc. Post-Effective Amendment No. 1 to Form S-8 (File No. 333-7870).

10.11**
Amended and Restated Fresh Del Monte Produce Inc. 1999 Share Incentive Plan, effective as of April 30, 2008 (reflects Amendment No. 1, dated May 1, 2002, Amendments No. 2 through 5 dated April 27, 2005 and Amendment No. 6 dated April 30, 2008) (incorporated by reference to Exhibit 10.1 to our Second Quarter 2008 Report on Form 10-Q).

10.12**	Fresh Del Monte Produce Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our First Quarter 2008 Report on Form 10-Q).

10.13**	2003 Performance Incentive Plan for Chairman & CEO (incorporated by reference to Exhibit 10.2 to our First Quarter 2008 Report on Form 10-Q).

10.14**	2004 Performance Incentive Plan for Senior Executives (incorporated by reference to Exhibit 10.3 to our First Quarter 2008 Report on Form 10-Q).

10.15**	Executive Retention and Severance Agreement (Chairman & CEO) (incorporated by reference to Exhibit 10.4 to our First Quarter 2008 Report on Form 10-Q).

Exhibit No.	Description
10.16**	Executive Retention and Severance Agreement (President & COO) (incorporated by reference to Exhibit 10.5 to our First Quarter 2008 Report on Form 10-Q).

10.17**	Employment Agreement for President & COO (incorporated by reference to Exhibit 10.6 to our First Quarter 2008 Report on Form 10-Q).

10.18**	Fresh Del Monte Produce Inc. 2010 Non-Employee Directors Equity Plan, effective as of May 5, 2010 (incorporated by reference to Exhibit 10.1 to our Second Quarter 2010 Report on Form 10-Q).

10.19**
Amended and Restated Fresh Del Monte Produce Inc. Performance Incentive Plan for Senior Executives, effective May 5, 2010 (incorporated by reference to Exhibit 10.2 to our Second Quarter 2010 Report on Form 10-Q).

10.20**	Fresh Del Monte Produce Inc. Long-Term Incentive Plan, effective January 1, 2008 (as Amended May 5, 2010) (incorporated by reference to Exhibit 10.3 to our Second Quarter 2010 Report on Form 10-Q).

10.21**	Fresh Del Monte Produce Inc. Form S-8 pertaining to the Fresh Del Monte Produce Inc. 2010 Non-Employee Directors Equity Plan. (File No. 333-166984).

10.22
Standard Fruit and Vegetable Co., Inc. Stock Purchase Agreement, dated as of January 27, 2003, between Del Monte Fresh Produce N.A., Inc and Standard Fruit and Vegetable Co., Inc. et al. (incorporated by reference to Exhibit 4.13 to our 2002 Annual Report on Form 20-F).

10.23
Stock purchase agreement, dated as of June 6, 2008, among Northsound Corporation, Red Crown Development Inc. and JAS Investments Corp., as Sellers and Del Monte (Pinabana) Corp. as Purchaser (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 9, 2008).

10.24
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

10.25
First Amendment to Amended and Restated Credit Agreement, effective as of January 27, 2004 (incorporated by reference to Exhibit 4.15 of our Annual Report on Form 20-F for the year ended December 26, 2003).

10.26
Second Amendment to Amended and Restated Credit Agreement, effective as of June 24, 2004 (incorporated by reference to Exhibit 4.16 of our Annual Report on Form 20-F/A for the year ended December 31, 2004).

10.27
Third Amendment to Amended and Restated Credit Agreement, dated as of November 9, 2004 (incorporated by reference to Exhibit 4.17 of our Annual Report on Form 20-F/A for the year ended December 31, 2004).

10.28
Preliminary Sale and Purchase Agreement, between Cirio Del Monte N.V., Cirio Del Monte Italia S.p.A. and Fresh Del Monte Produce N.V., dated July 15, 2004 (incorporated by reference to Exhibit 4.18 of our Annual Report on Form 20-F/A for the year ended December 31, 2004).

10.29	Fourth Amendment to Amended and Restated Credit Agreement, dated as of June 15, 2005 (incorporated by reference to Exhibit 4.19 of our Annual Report on Form 20-F for the year ended December 30, 2005).

10.30
Fifth Amendment to Amended and Restated Credit Agreement, dated as of February 14, 2006 (incorporated by reference to Exhibit 4.20 of our Annual Report on Form 20-F for the year ended December 30, 2005).

10.31	Sixth Amendment to Amended and Restated Credit Agreement, dated as of March 24, 2006 (incorporated by reference to Exhibit 4.21 of our Annual Report on Form 20-F for the year ended December 29, 2006).

10.32	Seventh Amendment to Amended and Restated Credit Agreement, dated as of May 10, 2006 (incorporated by reference to Exhibit 4.22 of our Annual Report on Form 20-F for the year ended December 29, 2006).

Exhibit No.	Description
10.33
Eighth Amendment to Amended and Restated Credit Agreement, dated as of December 27, 2006 (incorporated by reference to Exhibit 4.23 of our Annual Report on Form 20-F for the year ended December 29, 2006).

10.34	Ninth Amendment to Amended and Restated Credit Agreement, dated as of May 30, 2008 (incorporated by reference to Exhibit 10.3 to our Second Quarter 2008 Report on Form 10-Q).

10.35	Second Amended and Restated Credit Agreement, dated as of July 17, 2009 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on July 20, 2009).

10.36	First Amendment to Second Amended and Restated Credit Agreement, dated as of October 8, 2009 (incorporated by reference to Exhibit 10.2 of our Third Quarter 2009 Report on Form 10-Q).

10.37	Second Amendment to Second Amended and Restated Credit Agreement, dated as of August 13, 2010 (incorporated by reference to Exhibit 10.1 of our Third Quarter 2010 Report on Form 10-Q).

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer filed pursuant to 17 CFR 240.13a-14(a).

31.2*	Certification of Chief Financial Officer filed pursuant to 17 CFR 240.13a-14(a).

32*	Certifications of Chief Executive Officer and Chief Financial Officer furnished pursuant to 17 CFR 240.13a-14(b) and 18 U.S.C. Section 1350.

101.INS*,***	XBRL Instance Document.

101.SCH*,***	XBRL Taxonomy Extension Schema Document.

101.CAL*,***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*,***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*,***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*,***	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

**	Management contract or compensatory plan or arrangement.

***	In accordance with Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRESH DEL MONTE PRODUCE INC.

Date: March 1, 2011	By:	/s/ Hani El-Naffy
Hani El-Naffy
President, Director and Chief Operating Officer

Date: March 1, 2011	By:	/s/ Richard Contreras
Richard Contreras Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 1st day of March, 2011:

/s/ Mohammad Abu-Ghazaleh
By	Mohammad Abu-Ghazaleh
Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Hani El-Naffy
By	Hani El-Naffy
President, Director and Chief Operating Officer

/s/ Richard Contreras
By	Richard Contreras
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Salvatore H. Alfiero
By	Salvatore H. Alfiero
Director

/s/ Michael J. Berthelot
By	Michael J. Berthelot
Director

/s/ Edward L. Boykin
By	Edward L. Boykin
Director

/s/ Madeleine Champion
By	Madeleine Champion
Director

/s/ John H. Dalton
By	John H. Dalton
Director

/s/ Elias K. Hebeka
By	Dr. Elias K. Hebeka
Director

/s/ Amir Abu-Ghazaleh
By	Amir Abu-Ghazaleh
Director

Exhibit Index

Exhibit No.	Description
21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer filed pursuant to 17 CFR 240.13a-14(a).

31.2*	Certification of Chief Financial Officer filed pursuant to 17 CFR 240.13a-14(a).

32*	Certifications of Chief Executive Officer and Chief Financial Officer furnished pursuant to 17 CFR 240.13a-14(b) and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

110