Form 10-Q
period 2011-04-01
FRESH DEL MONTE PRODUCE INC
filed 2011-05-03
CIK 1047340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2011

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

As of April 22, 2011, there were 59,167,059 Ordinary Shares of Fresh Del Monte Produce Inc. issued and outstanding, respectively.

Forward-Looking Statements

This report, information included in future filings by us and information contained in written material, press releases and oral statements, issued by or on behalf of us contains, or may contain, statements that constitute forward-looking statements. In this report, these statements appear in a number of places and include statements regarding the intent, beliefs or current expectations of us or our officers (including statements preceded by, followed by or that include the words “believes”, “expects”, “anticipates” or similar expressions) with respect to various matters, including our plans and future performance.  These forward-looking statements involve risks and uncertainties.  Fresh Del Monte’s actual plans and performance may differ materially from those in the forward-looking statements as a result of various factors, including (i) the uncertain global economic environment and the timing and strength of a recovery in the markets we serve, and the extent to which adverse economic conditions continue to affect our sales volume and results, including our ability to command premium prices for certain of our principal products, or increase competitive pressures within the industry, (ii) the impact of governmental initiatives in the United States and abroad to spur economic activity, including the effects of significant government monetary or other market interventions on inflation, price controls and foreign exchange rates, (iii) the impact of governmental trade restrictions, including adverse governmental regulation that may impact our ability to access certain markets, (iv) our anticipated cash needs in light of our liquidity, (v) the continued ability of our distributors and suppliers to have access to sufficient liquidity to fund their operations, (vi) trends and other factors affecting our financial condition or results of operations from period to period, including changes in product mix or consumer demand for branded products such as ours, particularly as consumers remain price-conscious in the current economic environment; anticipated price and expense levels; the impact of crop disease, severe weather conditions, such as flooding, or natural disasters, such as earthquakes, on crop quality and yields and on our ability to grow, procure or export our products; the impact of prices for petroleum-based products and packaging materials; and the availability of sufficient labor during peak growing and harvesting seasons, (vii) the impact of pricing and other actions by our competitors, particularly during periods of low consumer confidence and spending levels, (viii) the impact of foreign currency fluctuations, (ix) our plans for expansion of our business (including through acquisitions) and cost savings, (x) our ability to successfully integrate acquisitions into our operations, (xi) the impact of impairment or other charges associated with exit activities, crop or facility damage or otherwise, (xii) the timing and cost of resolution of pending legal and environmental proceedings, (xiii) the impact of changes in tax accounting or tax laws (or interpretations thereof), and the impact of settlements of adjustments proposed by the Internal Revenue Service or other taxing authorities in connection with our tax audits, and (xiv) the cost and other implications of changes in regulations applicable to our business, including potential legislative or regulatory initiatives in the United States or elsewhere directed at mitigating the effects of climate change. All forward-looking statements in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our plans and performance may also be affected by the factors described in Item 1A-“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 along with other reports that we have on file with the Securities and Exchange Commission.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)
(U.S. dollars in millions, except share and per share data)

	April 1,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$35.2	$49.1
Trade accounts receivable, net of allowance of
$9.9 and $7.8, respectively	372.8	313.8
Other accounts receivable, net of allowance
of $8.6 and $12.3, respectively	55.6	63.4
Inventories	405.6	410.4
Deferred income taxes	15.8	17.5
Prepaid expenses and other current assets	24.2	27.1
Total current assets	909.2	881.3

Investments in and advances to unconsolidated companies	3.9	4.0
Property, plant and equipment, net	1,039.3	1,033.1
Deferred income taxes	56.8	57.2
Other noncurrent assets	131.4	135.7
Goodwill	408.9	406.4
Total assets	$2,549.5	$2,517.7

Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued expenses	$360.3	$331.9
Current portion of long-term debt and capital lease obligations	6.9	5.3
Deferred income taxes	27.3	27.5
Income taxes and other taxes payable	12.7	2.8
Total current liabilities	407.2	367.5

Long-term debt and capital lease obligations	218.5	290.3
Retirement benefits	77.4	76.5
Other noncurrent liabilities	60.5	69.6
Deferred income taxes	82.3	82.3
Total liabilities	845.9	886.2

Commitments and contingencies

Shareholders' equity:
Preferred shares, $0.01 par value; 50,000,000 shares
authorized; none issued or outstanding	-	-
Ordinary shares, $0.01 par value; 200,000,000 shares authorized;
59,167,059 and 58,725,430 issued and outstanding, respectively	0.6	0.6
Paid-in capital	472.9	462.9
Retained earnings	1,220.1	1,167.8
Accumulated other comprehensive loss	(15.3)	(24.1)
Total Fresh Del Monte Produce Inc. shareholders' equity	1,678.3	1,607.2
Noncontrolling interests	25.3	24.3
Total shareholders' equity	1,703.6	1,631.5
Total liabilities and shareholders' equity	$2,549.5	$2,517.7

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(U.S. dollars in millions, except share and per share data)

	Quarter ended
	April 1,	April 2,
	2011	2010
Net sales	$974.0	$943.1
Cost of products sold	851.2	845.3
Gross profit	122.8	97.8

Selling, general and administrative expenses	46.1	42.0
Gain on sales of property, plant and equipment	0.1	0.3
Asset impairment and other charges	1.9	1.0
Operating income	74.9	55.1

Interest expense	2.2	3.4
Interest income	0.2	0.2
Other expense, net	3.0	9.0

Income before income taxes	69.9	42.9

Provision for income taxes	13.9	6.0
Net income	$56.0	$36.9

Less: net income attributable to noncontrolling interests	0.8	0.7
Net income attributable to Fresh Del Monte Produce Inc.	$55.2	$36.2

Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Basic	$0.94	$0.57

Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Diluted	$0.93	$0.57

Dividends declared per ordinary share	$0.05	$-

Weighted average number of ordinary shares:
Basic	58,843,527	63,574,186
Diluted	59,270,570	63,719,065

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(U.S. dollars in millions)

	Quarter ended
	April 1,	April 2,
	2011	2010
Operating activities:
Net income	$56.0	$36.9
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	18.9	19.9
Amortization of debt issuance costs	0.6	0.5
Stock-based compensation expense	2.5	2.0
Asset impairment charges	0.2	1.0
Change in uncertain tax positions	3.9	-
Gain on sales of property, plant and equipment	(0.1)	(0.3)
Equity in loss (income) of unconsolidated companies	0.1	(0.1)
Deferred income taxes	0.3	4.1
Foreign currency translation adjustment	1.7	(2.1)
Changes in operating assets and liabilities:
Receivables	(51.1)	(41.4)
Inventories	3.4	(23.2)
Prepaid expenses and other current assets	0.2	(7.9)
Accounts payable and accrued expenses	30.5	40.6
Other noncurrent assets and liabilities	1.1	(3.3)
Net cash provided by operating activities	68.2	26.7

Investing activities:
Capital expenditures	(21.2)	(14.5)
Proceeds from sales of property, plant and equipment	0.4	2.1
Return of investment by an unconsolidated company	-	4.2
Net cash used in investing activities	(20.8)	(8.2)

Financing activities:
Proceeds from long-term debt	117.5	137.6
Payments on long-term debt	(188.4)	(149.5)
Contributions from (distributions to) noncontrolling interests	(1.1)	0.9
Proceeds from stock options exercised	7.0	0.2
Repurchase of shares	-	(16.4)
Net cash used in financing activities	(65.0)	(27.2)

Effect of exchange rate changes on cash	3.7	5.6
Net decrease in cash and cash equivalents	(13.9)	(3.1)
Cash and cash equivalents, beginning	49.1	34.5
Cash and cash equivalents, ending	$35.2	$31.4

Supplemental cash flow information:
Cash paid for interest	$1.6	$2.7
Cash paid for income taxes	$1.2	$1.5

Non-cash financing and investing activities:
Retirement of treasury shares	$-	$4.5

 See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. General

Reference in this report to Fresh Del Monte, “we”, “our”, “us” and the “Company” refer to Fresh Del Monte Produce Inc. and its subsidiaries, unless the context indicates otherwise.

We were incorporated under the laws of the Cayman Islands in 1996 and are engaged primarily in the worldwide production, transportation and marketing of fresh produce.  We source our products, which include bananas, pineapples, melons and non-tropical fruit (including grapes, apples, pears, peaches, plums, nectarines, avocados, citrus and kiwis) and tomatoes, primarily from Central America, South America, Africa and the Philippines. We also source products from North America and Europe and distribute our products in North America, Europe, Asia, South America, Africa and the Middle East. Products are sourced from our Company-owned farms, through joint venture arrangements and through supply contracts with independent growers. We have the exclusive right to use the DEL MONTE® brand for fresh fruit, fresh vegetables and other fresh and fresh-cut produce and certain other specified products on a royalty-free basis under a worldwide, perpetual license from Del Monte Corporation, an unaffiliated company that owns the DEL MONTE® trademark. Del Monte Corporation and several other unaffiliated companies manufacture, distribute and sell under the DEL MONTE® brand canned or processed fruit, vegetables and other produce, as well as dried fruit, snacks and other products in certain geographic regions.

We are also a producer, marketer and distributor of prepared fruit and vegetables, juices and snacks and we hold a perpetual, royalty-free license to use the DEL MONTE® brand for prepared foods throughout Europe, Africa, the Middle East and countries formerly part of the Soviet Union.

The accompanying unaudited Consolidated Financial Statements for the quarter ended April 1, 2011 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments of a normal recurring nature considered necessary for fair presentation have been included.  Operating results for the quarter ended April 1, 2011, are subject to significant seasonal variations and are not necessarily indicative of the results that may be expected for the year ending December 30, 2011. For further information, refer to the Consolidated Financial Statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2010.

Certain amounts from 2010 have been reclassified to conform to the 2011 presentation.  As a result of our decision to exit grain operations during 2010 and the elimination of third-party ocean freight services from Northern Europe to the Caribbean during 2009, we have combined the other products and services segment with the other fresh produce segment in 2011 due to the relative size of the remaining operations.

We are required to evaluate events occurring after April 1, 2011 for recognition and disclosure in the Consolidated Financial Statements for the quarter ended April 1, 2011.  Events are evaluated based on whether they represent information existing as of April 1, 2011, which require recognition in the Consolidated Financial Statements, or new events occurring after April 1, 2011, which do not require recognition but require disclosure if the event is significant to the Consolidated Financial Statements.  We evaluated events occurring subsequent to April 1, 2011 through the date of issuance of these Consolidated Financial Statements.

2. Asset Impairment and Other Charges

The following represents a summary of asset impairment and other charges recorded during the quarters ended April 1, 2011 and April 2, 2010 (U.S. dollars in millions):

	Quarter ended
	April 1,	April 2,
	2011	2010
Asset impairments and other charges	$1.9	$1.0

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

2. Asset Impairment and Other Charges (continued)

The $1.9 million in asset impairment and other charges for the quarter ended April 1, 2011 primarily includes $1.1 million in contract termination costs and termination benefits as a result of our decision to abandon an isolated area of our banana operation in the Philippines due to crop disease in the banana segment. Also included in asset impairment and other charges is $0.6 million of other costs related to our previously exited Hawaii pineapple operations in the other fresh produce segment and $0.2 million of other impairment charges.

The $1.0 million in asset impairment and other charges for the quarter ended April 2, 2010 related to damages caused by the February earthquake in Chile in the other fresh produce segment.

Exit Activity and Other Reserves

The following represents a rollforward of 2011 exit activity and other reserves (U.S. dollars in millions):

	Exit activity and other reserve balance at December 31, 2010	Impact to Earnings	Cash Paid	Exit activity and other reserve balance at April 1, 2011

Termination benefits	$1.3	$0.3	$(0.3)	$1.3
Contract termination and other
exit activity charges	1.5	0.8	-	2.3
	$2.8	$1.1	$(0.3)	$3.6

Included in the exit activity and other reserve balance at April 1, 2011 are $1.5 million in contract termination costs related to the closure of an under-utilized distribution center in the United Kingdom in the banana segment, $1.3 million in termination benefits primarily related to the previously announced decision to exit Hawaiian production operations in the other fresh produce segment and $0.8 million in contract termination costs as a result of our decision to abandon certain isolated areas in the Philippines due to plant disease in the banana segment. We do not expect additional charges related to the exit and other activities mentioned above that would significantly impact our results of operations and financial condition.

3. Noncontrolling Interests

The following table reconciles shareholders’ equity attributable to noncontrolling interests (U.S. dollars in millions):

	Quarter ended
	April 1,	April 2,
	2011	2010

Noncontrolling interests, beginning	$24.3	$22.1
Net income attributable to the noncontrolling interests	0.8	0.7
Translation adjustments	0.2	0.2
Capital contributions	-	0.6
Noncontrolling interests, ending	$25.3	$23.6

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

One of our Del Monte Gold® Extra Sweet pineapple producers meets the definition of a VIE pursuant to the ASC guidance on “Consolidation” and is consolidated. Our variable interest in this entity includes an equity investment and certain debt guarantees.  All of this entity’s pineapple production is sold to us. Based on the criteria of this ASC, as amended by this ASU, we are the primary beneficiary of this entity’s expected residual returns or losses in excess of our ownership interest. Although we are the primary beneficiary, the VIE’s creditors do not have recourse against our general credit. At April 1, 2011, the VIE had total assets of $42.8 million and total liabilities of $10.5 million. The VIE had long-term debt of $5.5 million, which is collateralized by its property, plant and equipment and further guaranteed by a $1.0 million standby letter of credit issued by us.  As of April 1, 2011, the VIE is current on the guaranteed long-term debt. There are no other restrictions on the assets of the VIE.

We have provided funding for capital investments in the VIE in proportion to our voting interest. We may from time to time in the future provide additional funding for capital investments in the VIE.

5. Financing Receivables

In July 2010, the FASB issued an ASU relating to improving disclosure on the credit quality of financing receivables and allowances for credit losses and requires expanded disclosures on the balance of financing receivables, aging of those receivables and related allowance for doubtful accounts information at a disaggregated level.  The ASU also requires roll-forward of the allowance for doubtful accounts related to financing receivables.  Financing receivables are defined as a contractual right to receive money, on demand or on fixed or determinable dates and is recognized as an asset in the creditor’s balance sheet.  We adopted the guidance in this ASU on December 31, 2010 and additional guidance regarding disclosure of reporting period activity such as roll-forwards of the related allowance for doubtful accounts in our financial statements for the quarter ended April 1, 2011. This ASU did not have an impact to our Consolidated Financial Statements other than require us to provide increased disclosures.

Other accounts receivable less allowances are recognized on our accompanying Consolidated Balance Sheets at net realizable value, which approximates fair value.  Other accounts receivable includes value-added taxes (“VAT”) receivables, seasonal advances to growers and suppliers, which are usually short-term in nature, and other financing receivables.

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

Allowances against advances to growers and suppliers are established based on the company’s knowledge of the financial condition of the paying party and historical loss experience. Allowances are recorded and charged to expense when an account is deemed to be uncollectible. Occasionally, we agree to a payment plan or take steps to recover the advance via established collateral.  Reserves for uncollectible advances are determined on a case by case basis depending on the production for the season and other contributing factors.  Recoveries of advances to growers and suppliers previously reserved in the allowance are credited to operating income.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

5. Financing Receivables (continued)

We also from time to time enter into notes receivable primarily related to asset sales.  The majority of our notes receivable have terms that are less than one year.

The following table details the advances to growers along with the related allowance for doubtful accounts (U.S. dollars in millions):

	April 1,		December 31,
	2011		2010
	Current	Noncurrent	Current		Noncurrent
Gross advances to growers	$26.7	$0.4	$34.2		$0.5
Allowance for advances to growers	(3.8)	(0.1)	(3.8)		(0.2)
Net advances to growers	$22.9	$0.3	$30.4		$0.3

Gross notes receivable	$0.7	$0.8	$8.2		$1.0
Allowance for notes receivable	-	-	(0.6)		-
Net notes receivable	$0.7	$0.8	$7.6	(a)	$1.0

(a) Includes $6.9 million of notes receivable, net of allowance of $0.6 million, related to the sale of the assets of our South Africa canning operation and was paid in January 2011.

The current and noncurrent portions of the financing receivables included above are classified in the Consolidated Balance Sheets in other accounts receivable and other noncurrent assets, respectively.

The following table details the credit risk profile of the above listed financing receivables (U.S. dollars in millions):

	Current Status	Fully Reserved	Total
Gross advances to growers:
April 1, 2011	$23.2	$3.9	$27.1
December 31, 2010	30.7	4.0	34.7
Gross notes receivable:
April 1, 2011	$1.5	$-	$1.5
December 31, 2010	9.2	-	9.2

The allowance for doubtful accounts and the related financing receivables for the quarter ended April 1, 2011 were as follows (U.S. dollars in millions):

Quarter ended
April 1, 2011
Allowance for advances to growers:
Balance, beginning of period	$4.0
Deductions to allowance including
recoveries	(0.1)
Balance, end of period	$3.9

Allowance for notes receivable:
Balance, beginning of period	$0.6
Deductions to allowance including
recoveries	(0.6)
Balance, end of period	$-

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

6. Uncertain Tax Position

During the quarter ended April 1, 2011, there was a net increase of $4.5 million of uncertain tax positions including interest and penalties of $1.7 million, of which $3.9 million will affect the effective tax rate.  The increase includes an accrual of  $4.1 million, including $1.6 million of interest and penalties related to a position in a foreign jurisdiction, affecting the years 2005 and 2006, that is no longer at more likely than not.  This position is expected to be settled within the next 12 months.

7. Stock-Based Compensation

Stock-based compensation expense included in selling, general and administrative expenses related to stock options on a straight-line, single-award basis and restricted stock awards included in the accompanying Consolidated Statements of Income was as follows (U.S. dollars in millions, except per share data):

	Quarter ended
	April 1,	April 2,
	2011	2010

Stock-based compensation expense	$2.5	$2.0

Stock-based compensation expense per diluted share	$0.04	$0.03

We are in a net operating loss carry-forward position in the relevant jurisdictions. Therefore, for the quarter ended April 1, 2011, excess share-based payment deductions resulting from stock options exercised in these periods have not been realized through a reduction in taxes currently payable or related effect on cash flows. Proceeds of $7.0 million were received from the exercise of stock options for the quarter ended April 1, 2011. The proceeds received from the exercise of stock options were $0.2 million for the quarter ended April 2, 2010.

The following table lists the various stock option grants occurring for the quarter ended April 1, 2011 and April 2, 2010:

Stock Option Grant	Number of Options Granted	Exercise Price	Fair Value
March 2, 2011 - Chairman and Chief Executive Officer	161,000	$26.67	$9.57
March 3, 2010 - Chairman and Chief Executive Officer	161,000	20.13	7.46

All stock options were granted from our 1999 Share Incentive Plan and may be exercised over a period not in excess of 10 years. These options vested 20% on the applicable grant date and will vest an additional 20% on each of the first four anniversaries of the applicable grant dates.

Under our 2010 Non-Employee Directors Equity Plan (the “Directors Equity Plan”), we may award restricted stock to non-employee members of our Board of Directors. Awards of restricted stock will be made on the first business day of each calendar year beginning in 2011, with exception of the initial award which was granted on May 5, 2010.  A share of restricted stock is one ordinary share of the Company that has restrictions on transferability until certain vesting conditions have been met. The number of ordinary shares that may be covered by awards granted under the Directors Equity Plan is limited to a total of 150,000 ordinary shares.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

7. Stock-Based Compensation (continued)

Fifty percent of each award of restricted stock granted under the Directors Equity Plan will vest on the date on which it was granted.  The remaining 50% of each award will vest upon the six-month anniversary of the date on which the recipient ceases to serve as a member of the Board of Directors.  The provision in the Director’s Equity Plan that allows directors to retain all of their awards once they cease to serve as a member of the Board of Directors is considered a nonsubstantive service condition in accordance with the guidance provided by the ASC on “Compensation – Stock Compensation”.  Accordingly, we recognize compensation cost immediately for restricted stock awards granted to non-management members of the Board of Directors.

On January 3, 2011 we awarded 27,853 shares from our Directors Equity Plan at a price of $25.14 per share. Stock-based compensation expense related to this grant was $0.7 million for the quarter ended April 1, 2011.

8. Inventories

Inventories consisted of the following (U.S. dollars in millions):

	April 1,	December 31,
	2011	2010
Finished goods	$157.1	$138.8
Raw materials and packaging supplies	121.6	134.1
Growing crops	126.9	137.5
Total inventories	$405.6	$410.4

9. Long-Term Debt and Capital Lease Obligations

On July 17, 2009, we entered into a 3.5-year, $500 million senior secured revolving credit facility, expiring on January 17, 2013 (the “Credit Facility”), with Rabobank Nederland, New York Branch, as administrative agent and lead arranger. The Credit Facility includes a swing line facility and a letter of credit facility with a $100 million sublimit. Borrowings under the Credit Facility bear interest at a spread over the London Interbank Offer Rate (“LIBOR”) that varies with our leverage ratio. The Credit Facility is collateralized directly or indirectly by substantially all of our assets and is guaranteed by certain of our subsidiaries. On March 28, 2011, we amended the Credit Facility by lowering the applicable margins over LIBOR or Base rate borrowings that vary with our leverage ratio.

The Credit Facility requires us to be in compliance with financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers. As of April 1, 2011, we were in compliance with all of the covenants contained in the Credit Facility. The Credit Facility permits borrowings under the revolving commitment with an interest rate (2.00% per annum at April 1, 2011) determined based on our leverage ratio and spread over LIBOR. In addition, we pay a fee on unused commitments.

At April 1, 2011, we had $288.5 million available under committed working capital facilities, primarily under the Credit Facility. At April 1, 2011, we applied $14.7 million to the letter of credit facility, comprised primarily of certain contingent obligations and other governmental agency guarantees combined with guarantees for purchases of raw materials and equipment. Included in the letter of credit facility, $1.0 million relates to a debt guarantee for a VIE. We also had $9.4 million in other letters of credit and bank guarantees not included in the letter of credit facility. Refer to Note 4, “Variable Interest Entities”, for further discussion of VIEs.

At April 1, 2011, we had $225.4 million of long-term debt and capital lease obligations, including the current portion, consisting of $215.0 million outstanding under the Credit Facility, $2.8 million of capital lease obligations and $7.6 million of other long-term debt and notes payable.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

10. Comprehensive Income

The following table sets forth comprehensive income for the quarter ended April 1, 2011 and April 2, 2010 (U.S. dollars in millions):

	Quarter ended
	April 1,	April 2,
	2011	2010
Comprehensive income:
Net income	$56.0	$36.9
Net unrealized gain on derivatives	1.2	9.8
Net unrealized foreign currency
translation gain (loss)	7.7	(10.2)
Net change in retirement benefit
adjustment, net of tax	0.1	(0.3)
Comprehensive income	65.0	36.2

Less: comprehensive income attributable to noncontrolling interests	1.0	0.9
Comprehensive income attributable to Fresh Del Monte Produce Inc.	$64.0	$35.3

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

11. Commitments and Contingencies (consolidated)

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Commitments and Contingencies (consolidated)

The European Commission did, however, find that Internationale Fruchtimport Gesellschaft Weichert & Co KG (“Weichert”), an entity in which one of our subsidiaries formerly held an indirect 80% noncontrolling interest, infringed EU competition rules and imposed upon it a €14.7 million ($20.9 million using exchange rates as of April 1, 2011) fine. The European Commission has asserted that we controlled Weichert during the period by virtue of our subsidiary’s former, indirect noncontrolling interest and has therefore held that we are jointly and severally liable for Weichert’s payment of the fine. On December 31, 2008, we filed an appeal of this determination on grounds, among others, that Weichert did not violate EU competition rules and that, in any event, we cannot be held jointly and severally liable for Weichert’s acts under applicable German law.  On April 14, 2010, Weichert filed a statement of intervention in support of our appeal and seeking annulment of the European Commission’s determination.

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

On September 25, 2003, the EPA issued the Record of Decision (“ROD”). The EPA estimates in the ROD that the remediation costs associated with the cleanup of the Kunia Well Site will range from $12.9 million to $25.4 million and will last approximately 10 years. The undiscounted estimates are between $14.8 million and $28.7 million. The undiscounted estimate on which our accrual is based totals $22.7 million and is discounted using a 5.0% rate. As of April 1, 2011, there is $17.1 million included in other noncurrent liabilities and $1.0 million included in accounts payable and accrued expenses in the Consolidated Balance Sheets for the Kunia Well Site clean-up. We expect to expend approximately $1.0 million in cash in the next 12 months and $0.5 million in cash per year for the following five years. Certain portions of the EPA’s estimates have been discounted using a 5% interest rate.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Commitments and Contingencies (consolidated)

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

Other

In addition to the foregoing, we are involved from time to time in various claims and legal actions incident to our operations, both as plaintiff and defendant. In the opinion of management, after consulting with legal counsel, none of these other claims are currently expected to have a material adverse effect on the results of operations, financial position or our cash flows. We intend to vigorously defend ourselves in all of the above matters. At this time, management is not able to evaluate the likelihood of a favorable or unfavorable outcome in any of the above-described matters. Accordingly, management is not able to estimate the range or amount of loss, if any, from any of the above-described matters and no accruals or expenses have been recorded for these matters as of April 1, 2011, except as related to the Kunia Well Site.

12. Earnings Per Share

Basic and diluted net income per ordinary share is calculated as follows (U.S. dollars in millions, except share and per share data):

	Quarter ended
	April 1,	April 2,
	2011	2010
Numerator:
Net income attributable to Fresh Del Monte Produce Inc.	$55.2	$36.2

Denominator:
Weighted average number of ordinary shares - Basic	58,843,527	63,574,186
Effect of dilutive securities - employee stock options	427,043	144,879
Weighted average number of ordinary shares - Diluted	59,270,570	63,719,065

Net income per ordinary share attributable to
Fresh Del Monte Produce Inc.:

Basic	$0.94	$0.57
Diluted	$0.93	$0.57

We issued 441,629 of our ordinary shares during the quarter ended April 1, 2011, of which 413,776 shares were issued upon exercise of stock options and 27,853 were issued as a result of restricted stock grants.  There were no retirements of treasury shares during the quarter ended April 1, 2011.  We issued 12,672 of our ordinary shares upon the exercise of stock options and retired 227,855 of treasury shares during the quarter ended April 2, 2010.  Refer to Note 17, “Shareholders’ Equity”, for disclosures related to the stock repurchase program and retired shares.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

13. Retirement and Other Employee Benefits

The following table sets forth the net periodic benefit costs of our pension plans and post-retirement plans (U.S. dollars in millions):

	Quarter ended
	April 1,	April 2,
	2011	2010
Service cost	$0.9	$0.8
Interest cost	1.8	1.9
Expected return on assets	(1.0)	(0.9)
Amortization of net actuarial loss	0.4	0.3
Net periodic benefit costs	$2.1	$2.1

We funded our U.S. based non-contributory defined benefit pension plan by $1.2 million during the quarter ended April 1, 2011. The funding was actuarially determined based on U.S. funding regulations.

14. Business Segment Data

We are principally engaged in one major line of business, the production, distribution and marketing of bananas, other fresh produce and prepared food. Our products are sold in markets throughout the world, with our major producing operations located in North, Central and South America, Europe, Asia and Africa.

Our operations are aggregated on the basis of our products: bananas, other fresh produce and prepared food, our segments. Other fresh produce includes pineapples, melons, non-tropical fruit (including grapes, apples, pears, peaches, plums, nectarines, avocados, citrus and kiwis), fresh-cut products, tomatoes, strawberries, other fruit and vegetables, a third-party ocean freight business, a plastic product business in Chile and a grain business in Argentina. During the fourth quarter of 2010, we sold the grain silo and exited the grain business in Argentina. Prepared food includes prepared fruit and vegetables, juices, beverages, snacks and a poultry and processed meat business.

As a result of our decision to exit grain operations during 2010 and the elimination of third-party ocean freight services from Northern Europe to the Caribbean during 2009, we have combined the other products and services segment with the other fresh produce segment in 2011 due to the relative size of the remaining operations.  Prior year amounts have been reclassified to conform to the 2011 presentation.

We evaluate performance based on several factors, of which net sales and gross profit by product are the primary financial measures (U.S. dollars in millions):

	Quarter ended
	April 1, 2011		April 2, 2010
	Net Sales	Gross Profit	Net Sales	Gross Profit
Banana	$427.6	$51.5	$402.7	$18.4
Other fresh produce	452.5	55.1	457.4	66.6
Prepared food	93.9	16.2	83.0	12.8
Totals	$974.0	$122.8	$943.1	$97.8

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

We designate our foreign currency forward contracts as single-purpose cash flow hedges of forecasted cash flows.  Based on our formal assessment of hedge effectiveness of our foreign currency forward contracts, we determined that the impact of hedge ineffectiveness was de minimis for the quarters ended April 1, 2011 and April 2, 2010, respectively.

Bunker Fuel Hedges

We are exposed to fluctuations in bunker fuel prices on our results of operations and financial condition and mitigate that exposure by entering into bunker fuel swap agreements, which permit us to lock in bunker fuel purchase prices.  One of our subsidiaries entered into bunker fuel swap agreements in order to hedge fuel costs incurred by our owned and chartered vessels through 2010.  We designated our bunker fuel swap agreements as cash flow hedges.  We have not entered into any bunker fuel hedges during 2011 to hedge our fuel costs for 2011 or beyond.

 FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

15.  Derivative Financial Instruments (continued)

Certain of our derivative instruments contain provisions that require the current credit relationship between the Company and its counterparty to be maintained throughout the term of the derivative instruments.  If that credit relationship changes, certain provisions could be triggered, and the counterparty could request immediate collateralization of derivative instruments in net liability position above a certain threshold.  The aggregate fair value of all derivative instruments with a credit-risk-related contingent feature that are in a liability position on April 1, 2011 is $18.7 million.  As of April 1, 2011, no triggering event has occurred and thus we are not required to post collateral.  If the credit-risk-related contingent features underlying these agreements were triggered on April 1, 2011, the entity would not be required to post $18.7 million of collateral to its counterparty because the collateralization threshold has not been met.

We had the following outstanding foreign currency forward contracts that were entered into to hedge forecasted cash flows as of April 1, 2011:

Foreign Currency Hedges:	Notional Amount
Euro	€121.7	million
British pound	£20.4	million
Japanese yen	¥21,056.7	million
Polish zloty	PLN 28.9	million
Costa Rican colon	CRC 51,000.0	million
Chilean peso	CLP 6,375.0	million

The following table reflects the fair values of derivative instruments as of April 1, 2011 and December 31, 2010 (U.S. dollars in millions):

Derivatives Designated as Hedging Instruments (1)(2)

	Foreign exchange contracts
Balance Sheet Location:	April 1, 2011	December 31, 2010
Asset derivatives:

Prepaid expenses and other current assets	$0.9	$4.1
Other noncurrent assets	0.4	-
Total asset derivatives	$1.3	$4.1

Liability derivatives:

Accounts payable and accrued expenses	$14.8	$13.6
Other noncurrent liabilities	3.9	9.1
Total liability derivatives	$18.7	$22.7

(1) We expect that $13.9 million of the net fair value of hedges recognized as a loss in accumulated other comprehensive income ("AOCI") will be transferred to earnings during the next 12 months and a net loss of $3.5 million will be transferred to earnings during 2012 along with the effect of the related forecasted transaction.

(2) See Note 16, "Fair Value Measurements", for fair value disclosures.

 FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

15.  Derivative Financial Instruments (continued)

The following table reflects the effect of derivative instruments on the Consolidated Statements of Income for the quarters ended April 1, 2011 and April 2, 2010, respectively (U.S. dollars in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Quarter ended			Quarter ended
	April 1, 2011	April 2, 2010		April 1, 2011	April 2, 2010
Foreign exchange contracts	$1.7	$11.5	Net sales	$(2.9)	$4.6
Foreign exchange contracts	(0.5)	(0.6)	Cost of products sold	0.1	0.6
Bunker fuel swap agreements (1)	-	(1.1)	Cost of products sold	-	0.9
Total	$1.2	$9.8		$(2.8)	$6.1

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

Fair Value of Derivative Instruments

We may choose to mitigate the risk of fluctuations in currency exchange rates and bunker fuel prices on our results of operations and financial condition by entering into foreign currency cash flow hedges and bunker fuel hedges, respectively.  We account for the fair value of the related forward contracts as either an asset in other current assets or a liability in accrued expenses.  We use an income approach to value our outstanding foreign currency and bunker fuel cash flow hedges.  An income approach consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts using current market information as of the measurement date such as foreign currency and bunker fuel spot and forward rates.  Additionally, an element of default risk based on observable inputs was built into the fair value calculation.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

16. Fair Value Measurements (continued)

The following table provides a summary of the fair values of assets and liabilities measured on a recurring basis under the ASC on “Fair Value Measurements and Disclosures” (U.S. dollars in millions):

Fair Value Measeurements
Foreign currency hedges, net asset (liability)
	April 1, 2011	December 31, 2010

Quoted Prices in Active Markets for Identical Assets (Level 1)	$-	$-

Significant Observable Inputs (Level 2)	(17.4)	(18.6)

Significant Unobservable Inputs (Level 3)	-	-

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

Fair Value of Non-Financial Assets

The fair value of the prepared food unit’s goodwill and trademarks and the melon reporting unit’s goodwill are highly sensitive to differences between the estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets.  We disclosed the sensitivities related to the prepared food unit’s goodwill in our annual financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

The following table highlights the sensitivities of the goodwill and indefinite-lived intangibles at risk as of April 1, 2011 (U.S. dollars in millions):

Melon Reporting Unit Goodwill
Carrying Value	$3.3

Approximate percentage by which the fair
value exceeds the carrying value based on an	3%
interim impairment test as of April 1, 2011

Amount that a one percentage point increase
in the discount rate and a 5% decrease in cash	$3.3
flows would cause the carrying value to
exceed the fair value and trigger a fair
valuation

 FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

17.  Shareholders’ Equity

Our shareholders have authorized 50,000,000 preferred shares at $0.01 par value of which none has been issued or is outstanding. Our shareholders have authorized 200,000,000 Ordinary Shares of common stock of which 59,167,059 Ordinary Shares are issued and outstanding.

On July 31, 2009, our Board of Directors approved a three-year stock repurchase program of up to $150 million of our Ordinary Shares. On May 5, 2010, our Board of Directors approved an additional three-year stock repurchase program of up to $150 million of our ordinary shares. We have repurchased $108.1 million, or 5,058,659 ordinary shares, under the aforementioned $300 million repurchase program. We have retired all of the 5,058,659 ordinary shares. We have a maximum dollar value of $192.0 million of shares that may yet be purchased under the stock repurchase program. During our first quarter of 2011, no repurchases were made under any of the aforementioned plans.

On March 3, 2011, our Board of Directors declared an interim cash dividend of $0.05 per ordinary share to shareholders of record on March 16, 2011. We paid $2.9 million in dividends on April 7, 2011. The Board of Directors also declared a cash dividend for the year ended December 31, 2010, of $0.05 per ordinary share, payable on June 10, 2011, to shareholders of record on May 18, 2011, subject to shareholder’s approval at the Annual General Meeting of Shareholders to be held on May 4, 2011.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are one of the world’s leading vertically integrated producers, marketers and distributors of high-quality fresh and fresh-cut fruit and vegetables, as well as a leading producer and marketer of prepared fruit and vegetables, juices, beverages and snacks in Europe, Africa, the Middle East and countries formerly part of the Soviet Union. We market our products worldwide under the DEL MONTE® brand, a symbol of product innovation, quality, freshness and reliability since 1892. Our global sourcing and logistics system allows us to provide regular delivery of consistently high-quality produce and value-added services to our customers. Our major producing operations are located in North, Central and South America, Asia and Africa. Production operations are aggregated on the basis of our products: bananas, other fresh produce and prepared foods.  Other fresh produce includes pineapples, melons, tomatoes, non-tropical fruit (including grapes, apples, pears, peaches, plums, nectarines, avocados, citrus and kiwis), fresh-cut produce, other fruit and vegetables and a plastic product and box manufacturing business, a grain business (which we exited in 2010) and third-party ocean freight services (which we significantly curtailed in 2009). Prepared foods include prepared fruit and vegetables, juices, beverages, snacks, poultry and meat products.

Liquidity and Capital Resources

Net cash provided by operating activities was $68.2 million for the first quarter of 2011 as compared with $26.7 million for the first quarter of 2010, an increase of $41.5 million.  The increase in cash provided by operating activities was principally attributable to higher net income, combined with changes in operating assets and liabilities which were primarily comprised of lower levels of inventory.

Working capital was $502.0 million at April 1, 2011 compared with working capital of $513.8 million at December 31, 2010.  The decrease in working capital of $11.8 million was primarily attributable to higher accounts payable, accrued expenses and taxes payable, partially offset by higher trade accounts receivable.

Net cash used in investing activities for the first quarter of 2011 was $20.8 million compared with $8.2 million for the first quarter of 2010.  Net cash used in investing activities for the first quarter of 2011 consisted of capital expenditures of $21.2 million, partially offset by proceeds from sales of property, plant and equipment of $0.4 million.  Capital expenditures for the first quarter of 2011 were primarily for expansion of production facilities in Costa Rica, Guatemala, Chile and Saudi Arabia and port facilities in North America related to the banana and other fresh produce segments and production facilities in Kenya and Jordan related to the prepared food segment.  Proceeds from sales of property, plant and equipment for the first quarter of 2011 consisted primarily of the sale of surplus equipment.

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

Net cash used in financing activities for the first quarter of 2011 was $65.0 million compared with $27.2 million for the first quarter of 2010.  Net cash used in financing activities for the first quarter of 2011 consisted of net repayments on long-term debt of $70.9 million and distributions to noncontrolling interests of $1.1 million, partially offset by proceeds from stock options exercised of $7.0 million.

Net cash used in financing activities for the first quarter of 2010 consisted primarily of net repayments on long-term debt of $11.9 million and $16.4 million for the repurchase of 802,655 of our Ordinary Shares, partially offset by contributions from non-controlling interests of $0.9 million and proceeds from stock options exercised of $0.2 million.

We finance our working capital and other liquidity requirements primarily through cash from operations and borrowings under our $500.0 million senior secured revolving credit facility (the “Credit Facility”) administered by Rabobank Nederland, New York Branch.  The Credit Facility has a 3.5-year term, with a scheduled termination date of January 17, 2013.  The Credit Facility includes a swing line facility and a letter of credit facility with a $100 million sublimit.  Borrowings under the Credit Facility bear interest at a spread over the London Interbank Offer Rate (“LIBOR”) that varies with our leverage ratio. On March 28, 2011, we amended the Credit Facility by lowering the applicable margins over LIBOR or Base rate borrowings that vary with our leverage ratio.  The Credit Facility is collateralized directly or indirectly by substantially all of our assets and is guaranteed by certain of our subsidiaries. At April 1, 2011, we had $215.0 million outstanding under the Credit Facility bearing interest at a per annum rate of 2%.  In addition, we pay a fee on unused commitments.

The Credit Facility requires us to be in compliance with financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers.  As of April 1, 2011, we were in compliance with all of the financial and other covenants contained in the Credit Facility.

At April 1, 2011, we had $288.5 million available under committed working capital facilities, primarily under the Credit Facility.  At April 1, 2011, we applied $14.7 million to the letter of credit facility, comprised primarily of certain contingent obligations and other governmental agencies and purchases of equipment guarantees.  We also had $9.4 million in other letters of credit and bank guarantees not included in the letter of credit facility.

As of April 1, 2011, we had $225.4 million of long-term debt and capital lease obligations, including the current portion, consisting of $215.0 million outstanding under the Credit Facility, $2.8 million of capital lease obligations and $7.6 million of other long-term debt and notes payable.

Based on our operating plan, combined with our borrowing capacity under our Credit Facility, we believe we will have sufficient resources to meet our cash obligations in the foreseeable future.

As of April 1, 2011, we had cash and cash equivalents of $35.2 million.

As a result of abandoning isolated areas in the Philippines banana operations due to plant disease and the closure of an under-utilized facility in the United Kingdom, we paid approximately $0.3 million in termination benefits and $0.1 million in contractual obligations during the first quarter of 2011.  We expect to make additional payments of approximately $3.6 million principally related to the previously announced closure of our Hawaii pineapple operations, the under-utilized facility in the United Kingdom and the abandoned isolated areas in the Philippines banana operations as a result of plant disease.  In addition, we expect to pay approximately $4.1 million as a result of an unfavorable outcome to litigation regarding a tax position in a foreign jurisdiction of which $2.6 million is expected to be paid in 2011.  These cash outlays will be funded from operating cash flows and available borrowings under credit facilities.

The fair value of our derivatives changed from a net liability of $18.6 million as of December 31, 2010, to a net liability of $17.4 million as of April 1, 2011 related to our foreign currency cash flow hedges primarily as a result of the weakening of the U.S. dollar relative to the euro offset by the strengthening of the U.S. dollar relative to the Japanese yen.  We expect that $13.9 million in net liabilities outstanding will be transferred to earnings during the next 12 months and $3.5 million in 2012, along with the earnings effect of the related forecasted transaction for each year.

Results of Operations

The following tables present for each of the periods indicated (i) net sales by geographic region and (ii) net sales and gross profit by product category, and in each case, the percentage of the total represented thereby (U.S. dollars in millions, except percent data):

As a result of our decision to exit grain operations during 2010 and the elimination of third-party ocean freight services from Northern Europe to the Caribbean during 2009, we have combined the other products and services segment with the other fresh produce segment in 2011 due to the relative size of the remaining operations.  Prior year amounts have been reclassified to conform to the 2011 presentation.

Net sales by geographic region:
	Quarter ended
	April 1, 2011		April 2, 2010
North America	$516.7	53%	$499.0	53%
Europe	234.1	24%	243.2	26%
Asia	109.2	11%	93.0	10%
Middle East	94.7	10%	86.3	9%
Other	19.3	2%	21.6	2%
Total	$974.0	100%	$943.1	100%

Product net sales and gross profit:
	Quarter ended
	April 1, 2011				April 2, 2010
	Net Sales		Gross Profit		Net Sales		Gross Profit
Banana	$427.6	44%	$51.5	42%	$402.7	43%	$18.4	19%
Other fresh produce	452.5	46%	55.1	45%	457.4	48%	66.6	68%
Prepared food	93.9	10%	16.2	13%	83.0	9%	12.8	13%
Total	$974.0	100%	$122.8	100%	$943.1	100%	$97.8	100%

First Quarter 2011 Compared with First Quarter 2010

Net Sales. Net sales for the first quarter of 2011 were $974.0 million compared with $943.1 million for the first quarter of 2010.  The increase in net sales of $30.9 million was attributable to higher net sales of bananas and prepared food, partially offset by lower net sales of other fresh produce.

●
Net sales of bananas increased by $24.9 million principally due to higher per unit sales prices in Europe and North America. Worldwide banana per unit sales prices increased 9% and sales volume decreased by 3% due to reduced industry supply as a result of inclement weather in Latin America.

o	Europe banana per unit sales prices increased significantly primarily as a result of lower industry volumes in the market.

o	North America banana net sales increased principally as a result of higher per unit sales prices due to industry shortages.

o	Middle East banana per unit sales prices increased as a result of improving market conditions and reduced sales volumes in the market.

o
Asia banana sales volume increased due to higher shipments from the Philippines as a result of recovery from the prior year’s drought.  Banana per unit sales prices increased due to improved market conditions.

●
Net sales in the prepared food segment increased $10.9 million principally due to higher net sales of canned pineapples in Europe as a result of increased shipments from our Kenya operations combined with higher sales volumes of beverage products.  Also contributing to the increase in net sales in our prepared food segment were increased sales in our Jordanian poultry and processed meat business that resulted from higher sales volume.

●
Net sales in the other fresh produce segment decreased $4.9 million principally as a result of lower net sales of melons and Argentine grain, partially offset by higher net sales of non-tropical fruit, tomatoes and fresh-cut products.

o	Net sales of melons decreased principally as a result of continued planned sales volume reductions combined with lower per unit sales prices in North America and Europe.

o	Net sales of Argentine grain decreased as a result of our decision in 2010 to exit grain operations in Argentina.

o
Net sales of non-tropical fruit increased principally due to higher per unit sales prices and sales volumes of avocados in North America combined with higher sales volume of grapes in North America and Asia, partially offset by lower grapes per unit sales prices in North America, Europe and Asia.

o	Net sales of tomatoes increased primarily due to increased sales volumes sourced from Central America.

o	Net sales of fresh-cut products increased primarily due to higher per unit sales prices in North America and Europe that resulted from improved market conditions.

Cost of Products Sold.  Cost of products sold was $851.2 million for the first quarter of 2011 compared with $845.3 million for the first quarter of 2010, an increase of $5.9 million.  This increase in cost of products sold was primarily attributable to higher fruit cost that resulted from an increase of input costs combined with higher fuel cost.

Gross Profit. Gross profit was $122.8 million for the first quarter of 2011 compared with $97.8 million for the first quarter of 2010, an increase of $25.0 million.  The increase in gross profit was primarily attributable to higher gross profit on bananas and prepared food, partially offset by lower gross profit on other fresh produce.

●
Gross profit in the banana segment increased $33.1 million primarily due to higher worldwide per unit sales prices that resulted from industry shortages and improving market conditions, partially offset by higher input and fuel costs combined with unfavorable exchange rates in producing countries.

●
Gross profit in the prepared food segment increased by $3.4 million principally as a result of higher per unit sales prices of canned pineapple, partially offset by higher costs in the Jordanian poultry business, primarily the cost of corn feed.

●
Gross profit in the other fresh produce segment decreased $11.5 million principally due to lower gross profit on pineapples and non-tropical fruit, partially offset by higher gross profit on fresh-cut products.

o
Gross profit on pineapples decreased principally due to lower worldwide per unit sales prices and higher fuel prices and unfavorable exchange rates in producing countries.  Per unit sales prices decreased 5% and sales volume increased 2%.

o
Gross profit on non-tropical fruit decreased principally due to lower gross profit on grapes as a result of lower per unit sales prices in North America and Asia which resulted from significantly higher sales volumes.

o	Gross profit on fresh-cut products increased principally due to higher per unit sales prices in North America that resulted from increased sales of higher priced products.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $4.1 million from $42.0 million in the first quarter of 2010 to $46.1 million for the first quarter of 2011.  The increase was principally due to higher selling, marketing and administrative expenses as a result of our Middle East expansion, combined with higher compensation expense.

Gain on Sales of Property, Plant and Equipment. The gain on sales of property, plant and equipment was $0.1 million during the first quarter of 2011 as compared with $0.3 million during the first quarter of 2010.

Asset Impairment and Other Charges, Net. Asset impairment and other charges, net were $1.9 million during the first quarter of 2011 as compared with $1.0 million during the first quarter of 2010.  During the first quarter of 2011, we recorded $1.1 million in contract termination and severance charges related to our decision to abandon an isolated area in our banana operations in the Philippines, $0.6 million in other charges related to our previously exited Hawaii pineapple operations and $0.2 million in other impairment charges.  Asset impairment and other charges, net for the first quarter of 2010 related to damage caused by an earthquake in Chile.

Operating Income.  Operating income for the first quarter of 2011 increased by $19.8 million from $55.1 million in the first quarter of 2010 to $74.9 million for the first quarter of 2011.  The increase in operating income was due to higher gross profit, partially offset by higher selling, general and administrative expenses, higher asset impairment and other charges and lower gain on sales of property, plant and equipment.

Interest Expense.  Interest expense decreased by $1.2 million from $3.4 million for the first quarter of 2010 to $2.2 million for the first quarter of 2011, principally due to lower interest rates and average debt balances.

Other Expense, Net.  Other expense, net was $3.0 million for the first quarter of 2011 as compared with $9.0 million for the first quarter of 2010, a decrease of $6.0 million.  This decrease in other expense, net was principally attributable to lower foreign exchange losses.

Provision for Income Taxes.  Provision for income taxes was $13.9 million for the first quarter of 2011 as compared with $6.0 million for the first quarter of 2010.  The increase in the tax provision is due to higher earnings in certain taxable jurisdictions combined with an accrual of $4.1 million for an uncertain tax position in a foreign jurisdiction.

Fair Value Measurements

We assess goodwill for impairment on an annual basis on the first day of the fourth quarter of each year, or sooner if events indicate such a review is necessary.  As of April 1, 2011, we were not aware of any items or events that would cause us to further adjust the recorded value of goodwill for impairment. Potential impairment exists if the fair value of a reporting unit to which goodwill has been allocated is less than the carrying value of the reporting unit. The amount of the impairment to recognize, if any, is calculated as the amount by which the carrying value of goodwill exceeds its implied value. Future changes in the estimates used to conduct the impairment review, including revenue projection, market values and changes in the discount rate used, could cause the analysis to indicate that our goodwill is impaired in subsequent periods and result in a write-off of a portion or all of goodwill. The discount rate used is based on independently calculated risks, our capital mix and an estimated market risk premium. The fair value of the prepared food and melon reporting units’ goodwill is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of this asset. If we are unable to recover from current challenging economic conditions in Europe, the prepared food reporting unit goodwill may be at risk for impairment in the future.  If we are unable to recover from lower melon pricing in North America, the melon reporting unit may be at risk for impairment in the future.  We disclosed the sensitivities related to the prepared food reporting unit’s goodwill in our annual financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

The following table highlights the sensitivities of the goodwill at risk as of April 1, 2011 (U.S. dollars in millions):

Melon Reporting Unit Goodwill
Carrying Value	$3.3

Approximate percentage by which the fair
value exceeds the carrying value based on an	3%
interim impairment test as of April 1, 2011

Amount that a one percentage point increase
in the discount rate and a 5% decrease in cash	$3.3
flows would cause the carrying value to
exceed the fair value and trigger a fair
valuation

Seasonality

Interim results are subject to significant variations and may not be indicative of the results of operations that may be expected for the entire 2011 fiscal year.  See the information under the caption “Seasonality” provided in Item 1. Business, of our annual report on Form 10-K for the year ended December 31, 2010.

Item 3.               Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our annual report on Form 10-K for the year ended December 31, 2010.

Item 4.	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 1, 2011.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.  Such officers also confirm that there was no change in our internal control over financial reporting during the quarter ended April 1, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 11, “Commitments and Contingencies”, to the Consolidated Financial Statements, Part I, Item 1 included herein.

Item 1A.	Risk Factors

There have been no material changes in the risk factors from the information provided in Item 1A. Risk Factors of our annual report on Form 10-K for the year ended December 31, 2010.

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our purchases of Ordinary Shares during the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (1)(2)
January 1, 2011 through January 31, 2011	-	$ -	-	$ 191,965,965
February 1, 2011 through February 28, 2010	-	$ -	-	$ 191,965,965
March 1, 2011 through April 1, 2011	-	$ -	-	$ 191,965,965
Total	-	$ -	-	$ 191,965,965

(1) On August 3, 2009, we announced that our Board of Directors, at their July 31, 2009 board meeting, approved a three-year stock repurchase program of up to $150.0 million of our ordinary shares.

(2)   On May 5, 2010, we announced that our Board of Directors, at their May 5, 2010 board meeting, approved a three-year stock repurchase program of up to $150.0 million of our ordinary shares in addition to the program announced on August 3, 2009.

Item 6.	Exhibits

10.1*	2011 Performance Incentive Plan for the Chief Executive Officer.

10.2*	Third Amendment to the Second Amended and Restated Credit Agreement dated March 28, 2011.

31.1*	Certification of Chief Executive Officer filed pursuant to 17 CFR 240.13a-14(a).

31.2*	Certification of Chief Financial Officer filed pursuant to 17 CFR 240.13a-14(a).

32*	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 17 CFR 240.13a-14(b) and 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

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

Fresh Del Monte Produce Inc.

Date: May 3, 2011	By:	/s/ Hani El-Naffy
Hani El-Naffy
President & Chief Operating Officer

	By:	/s/ Richard Contreras
Richard Contreras
Senior Vice President & Chief Financial Officer