Form 10-Q
period 2011-07-01
FRESH DEL MONTE PRODUCE INC
filed 2011-08-03
CIK 1047340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2011

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

As of July 22, 2011, there were 59,856,535 Ordinary Shares of Fresh Del Monte Produce Inc. issued and outstanding, respectively.

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

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)
(U.S. dollars in millions, except share and per share data)

	July 1,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$55.1	$49.1
Trade accounts receivable, net of allowance of
$9.3 and $7.8, respectively	350.4	313.8
Other accounts receivable, net of allowance
of $8.0 and $12.3, respectively	50.6	63.4
Inventories	358.7	410.4
Deferred income taxes	15.6	17.5
Prepaid expenses and other current assets	26.5	27.1
Total current assets	856.9	881.3

Investments in and advances to unconsolidated companies	3.0	4.0
Property, plant and equipment, net	1,038.0	1,033.1
Deferred income taxes	54.2	57.2
Other noncurrent assets	130.5	135.7
Goodwill	405.6	406.4
Total assets	$2,488.2	$2,517.7

Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued expenses	$389.6	$331.9
Current portion of long-term debt and capital lease obligations	6.1	5.3
Deferred income taxes	26.7	27.5
Income taxes and other taxes payable	16.6	2.8
Total current liabilities	439.0	367.5

Long-term debt and capital lease obligations	81.3	290.3
Retirement benefits	77.3	76.5
Other noncurrent liabilities	60.4	69.6
Deferred income taxes	81.0	82.3
Total liabilities	739.0	886.2

Commitments and contingencies

Shareholders' equity:
Preferred shares, $0.01 par value; 50,000,000 shares
authorized; none issued or outstanding	-	-
Ordinary shares, $0.01 par value; 200,000,000 shares
authorized; 59,834,535 issued and outstanding
and 58,725,430 issued and outstanding, respectively	0.6	0.6
Paid-in capital	487.8	462.9
Retained earnings	1,252.3	1,167.8
Accumulated other comprehensive loss	(17.7)	(24.1)
Total Fresh Del Monte Produce Inc. shareholders' equity	1,723.0	1,607.2
Noncontrolling interests	26.2	24.3
Total shareholders' equity	1,749.2	1,631.5
Total liabilities and shareholders' equity	$2,488.2	$2,517.7

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(U.S. dollars in millions, except share and per share data)

	Quarter ended		Six months ended
	July 1,	July 2,	July 1,	July 2,
	2011	2010	2011	2010

Net sales	$1,039.7	$1,000.0	$2,013.7	$1,943.1
Cost of products sold	936.8	917.0	1,788.0	1,762.3
Gross profit	102.9	83.0	225.7	180.8

Selling, general and administrative expenses	48.4	43.0	94.5	85.0
Gain on sales of property, plant and equipment	0.7	3.1	0.8	3.4
Asset impairment and other charges	10.3	23.0	12.2	24.0
Operating income	44.9	20.1	119.8	75.2

Interest expense	1.5	3.0	3.7	6.4
Interest income	0.2	0.2	0.4	0.4
Other expense, net	0.4	0.6	3.4	9.6

Income before income taxes	43.2	16.7	113.1	59.6

Provision for (benefit from) income taxes	6.4	(4.5)	20.3	1.5
Net income	$36.8	$21.2	$92.8	$58.1

Less: net income attributable to noncontrolling interests	1.6	0.1	2.4	0.8
Net income attributable to Fresh Del Monte Produce Inc.	$35.2	$21.1	$90.4	$57.3

Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Basic	$0.59	$0.34	$1.53	$0.91

Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Diluted	$0.59	$0.34	$1.52	$0.91

Dividends declared per ordinary share	$0.05	$-	$0.10	$-

Weighted average number of ordinary shares:
Basic	59,562,202	61,880,666	59,202,865	62,727,426
Diluted	59,887,929	62,048,263	59,579,250	62,883,663

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(U.S. dollars in millions)

	Six months ended
	July 1,	July 2,
	2011	2010
Operating activities:
Net income	$92.8	$58.1
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	36.8	39.7
Amortization of debt issuance costs	1.3	1.1
Stock-based compensation expense	4.0	4.5
Asset impairment charges	8.7	23.4
Change in uncertain tax positions	4.1	(0.9)
Gain on sales of property, plant and equipment	(0.8)	(3.4)
Equity in loss (income) of unconsolidated companies	0.6	(0.1)
Deferred income taxes	2.0	(2.6)
Foreign currency translation adjustment	(3.4)	(8.8)
Changes in operating assets and liabilities:
Receivables	(24.0)	(13.4)
Inventories	52.8	55.3
Prepaid expenses and other current assets	3.8	(6.4)
Accounts payable and accrued expenses	73.5	22.5
Other noncurrent assets and liabilities	(8.6)	(10.0)
Net cash provided by operating activities	243.6	159.0

Investing activities:
Capital expenditures	(42.4)	(28.8)
Proceeds from sales of property, plant and equipment	1.1	5.9
Return of investment by an unconsolidated company	-	4.2
Net cash used in investing activities	(41.3)	(18.7)

Financing activities:
Proceeds from long-term debt	180.3	281.2
Payments on long-term debt	(388.6)	(388.2)
Contributions from (distributions to) noncontrolling interests, net	(3.1)	1.5
Proceeds from stock options exercised	20.9	0.2
Dividends paid	(5.9)	-
Repurchase of shares	-	(49.7)
Net cash used in financing activities	(196.4)	(155.0)

Effect of exchange rate changes on cash	0.1	6.7

Net increase (decrease) in cash and cash equivalents	6.0	(8.0)
Cash and cash equivalents, beginning	49.1	34.5
Cash and cash equivalents, ending	$55.1	$26.5

Supplemental cash flow information:
Cash paid for interest	$2.6	$5.5
Cash paid for income taxes	$2.6	$3.1

Non-cash financing and investing activities:
Purchase of assets under capital lease obligations	$0.3	$0.4
Retirement of treasury shares	$-	$49.7
Prurchase of unconsolidated subsidiary	$0.5	$-
Sale of unconsolidated subsidiary	$0.8	$-

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

The accompanying unaudited Consolidated Financial Statements for the quarter and six months ended July 1, 2011 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments of a normal recurring nature considered necessary for fair presentation have been included.  Operating results for the quarter and six months ended July 1, 2011, are subject to significant seasonal variations and are not necessarily indicative of the results that may be expected for the year ending December 30, 2011. For further information, refer to the Consolidated Financial Statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2010.

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

We are required to evaluate events occurring after July 1, 2011 for recognition and disclosure in the Consolidated Financial Statements for the quarter and six months ended July 1, 2011.  Events are evaluated based on whether they represent information existing as of July 1, 2011, which require recognition in the Consolidated Financial Statements, or new events occurring after July 1, 2011, which do not require recognition but require disclosure if the event is significant to the Consolidated Financial Statements.  We evaluated events occurring subsequent to July 1, 2011 through the date of issuance of these Consolidated Financial Statements.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

2.  Recently Issued Accounting Pronouncement

In June 2011, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update (“ASU”) to amend guidance in the Accounting Standards Codification ("ASC") related to the Presentation of Comprehensive Income. This amendment will require us to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The amended guidance, which must be applied retroactively, is effective for interim and annual periods beginning the first day of our 2012 fiscal year, with earlier adoption permitted. This ASU impacts presentation only, it will have no effect on our financial condition, results of operations or cash flows.

In May 2011, the FASB issued an ASU to amend the guidance in the ASC on Fair Value Measurements and Disclosures. This amendment is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards (“IFRS”) requirements for measurement of and disclosures about fair value. This guidance clarifies the application of existing fair value measurements and disclosures, and changes certain principles or requirements for fair value measurements and disclosures. The amendment is effective for interim and annual periods beginning the first day of our 2012 fiscal year. We are currently evaluating the impact, if any, of adopting this ASU to our financial condition, results of operations or cash flows.

3. Asset Impairment and Other Charges

The following represents a summary of asset impairment and other charges recorded during the quarter and six months ended July 1, 2011 and July 2, 2010 (U.S. dollars in millions):

	Quarter ended		Six months ended
	July 1,	July 2,	July 1,	July 2,
	2011	2010	2011	2010
Asset impairments and other charges	$10.3	$5.3	$12.2	$6.3
Asset impairment and other charges related to exit activities	-	17.7	-	17.7

Total asset impairment and other charges	$10.3	$23.0	$12.2	$24.0

The $10.3 million in asset impairment and other charges for the quarter ended July 1, 2011 includes $4.9 million of asset impairments and contract termination costs and $3.3 million of goodwill impairment as a result of rationalization of our melon operations in Central America in the other fresh produce segment. Also included in asset impairment and other charges is $1.1 million in other charges related to legal costs in Hawaii in the other fresh produce segment and $1.0 million in asset impairments and contract termination costs primarily related to our banana segment in Costa Rica as a result of exiting low-production areas.

The $12.2 million in asset impairment and other charges for the six months ended July 1, 2011 includes the charges described above for the quarter ended July 1, 2011 and $1.1 million in contract termination costs and termination benefits as a result of our decision to abandon an isolated area of our banana operation in the Philippines due to crop disease in the banana segment. Also included in asset impairment and other charges is $0.6 million of other costs related to our previously exited Hawaii pineapple operations in the other fresh produce segment and $0.2 million of other impairment charges.

The $23.0 million in asset impairment and other charges for the quarter ended July 2, 2010 includes a $16.6 million impairment as a result of exit activities in South Africa in the prepared food segment and a $5.8 million impairment as a result of flood damage to our Guatemala banana plantation, partially offset by $0.5 million of insurance recoveries related to the 2008 Brazil floods in our banana plantation in the banana segment. Also included in the $23.0 million are termination benefits of $1.1 million related to our decision to discontinue melon growing operations in Brazil in the other fresh produce segment.

The $24.0 million in asset impairment and other charges for the six months ended July 2, 2010 includes the charges described above for the quarter ended July 2, 2010 and a $1.0 million impairment related to damage caused by an earthquake in Chile in the other fresh produce segment.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

3. Asset Impairment and Other Charges (continued)

Exit Activity and Other Reserves

The following represents a rollforward of 2011 exit activity and other reserves (U.S. dollars in millions):

	Exit activity and other reserve balance at December 31, 2010	Impact to Earnings	Cash Paid	Exit activity and other reserve balance at July 1, 2011

Termination benefits	$1.3	$0.3	$(0.4)	$1.2
Contract termination and other
exit activity charges	1.5	1.4	(1.5)	1.4
	$2.8	$1.7	$(1.9)	$2.6

Included in the exit activity and other reserve balance at July 1, 2011 are $1.4 million in contract termination costs related to the closure of an under-utilized distribution center in the United Kingdom in the banana segment and $1.2 million in termination benefits primarily related to the previously announced decision to exit Hawaiian production operations in the other fresh produce segment. We do not expect additional charges related to the exit and other activities mentioned above that would significantly impact our results of operations and financial condition.

4. Noncontrolling Interests

The following table reconciles shareholders’ equity attributable to noncontrolling interests (U.S. dollars in millions):

	Six months ended
	July 1,	July 2,
	2011	2010

Noncontrolling interests, beginning	$24.3	$22.1
Net income attributable to the noncontrolling interests	2.4	0.8
Translation adjustments	0.4	0.4
Capital (distributions) contributions	(0.9)	0.8
Noncontrolling interests, ending	$26.2	$24.1

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

One of our Del Monte Gold® Extra Sweet pineapple producers meets the definition of a VIE pursuant to the ASC guidance on “Consolidation” and is consolidated. Our variable interest in this entity includes an equity investment and certain debt guarantees.  All of this entity’s pineapple production is sold to us. Based on the criteria of this ASC, as amended by this ASU, we are the primary beneficiary of this entity’s expected residual returns or losses in excess of our ownership interest. Although we are the primary beneficiary, the VIE’s creditors do not have recourse against our general credit. At July 1, 2011, the VIE had total assets of $41.4 million and total liabilities of $9.4 million. The VIE had long-term debt of $5.2 million, which is collateralized by its property, plant and equipment and further guaranteed by a $1.0 million standby letter of credit issued by us.  As of July 1, 2011, the VIE is current on the guaranteed long-term debt. There are no other restrictions on the assets of the VIE.

We have provided funding for capital investments in the VIE in proportion to our voting interest. We may from time to time in the future provide additional funding for capital investments in the VIE.

6. Financing Receivables

In July 2010, the FASB issued an ASU relating to improving disclosure on the credit quality of financing receivables and allowances for credit losses and requires expanded disclosures on the balance of financing receivables, aging of those receivables and related allowance for doubtful accounts information at a disaggregated level. The ASU also requires roll-forward of the allowance for doubtful accounts related to financing receivables. Financing receivables are defined as a contractual right to receive money, on demand or on fixed or determinable dates and is recognized as an asset in the creditor’s balance sheet. We adopted the guidance in this ASU on December 31, 2010 and additional guidance regarding disclosure of reporting period activity such as roll-forwards of the related allowance for doubtful accounts in our financial statements for the quarter ended July 1, 2011. This ASU did not have an impact to our Consolidated Financial Statements other than require us to provide increased disclosures.

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

The following table details financing receivables including the related allowance for doubtful accounts (U.S. dollars in millions):

	July 1,		December 31,
	2011		2010
	Short-term	Long-term	Short-term		Long-term
Gross advances to growers	$27.5	$0.4	$34.2		$0.5
Allowance for advances to growers	(3.7)	-	(3.8)		(0.2)
Net advances to growers	$23.8	$0.4	$30.4		$0.3

Gross notes receivable	$0.7	$0.7	$8.2		$1.0
Allowance for notes receivable	-	-	(0.6)		-
Net notes receivable	$0.7	$0.7	$7.6	(a)	$1.0

(a) Includes $6.9 million of notes receivable, net of allowance of $0.6 million, related to the sale of the assets of our South Africa canning operation, which was paid in January 2011.

The current and noncurrent portions of the financing receivables included above are classified in the Consolidated Balance Sheets in other accounts receivable and other noncurrent assets, respectively.

The following table details the credit risk profile of the above listed financing receivables (U.S. dollars in millions):

	Current Status	Past Due Status	Total
Gross advances to growers:
July 1, 2011	$24.2	$3.7	$27.9
December 31, 2010	30.7	4.0	34.7
Gross notes receivable:
July 1, 2011	$1.4	$-	$1.4
December 31, 2010	9.2	-	9.2

The allowance for doubtful accounts and the related financing receivables for the quarter ended July 1, 2011 were as follows (U.S. dollars in millions):

	Quarter ended	Six months ended
	July 1, 2011	July 1, 2011
Allowance for advances to growers:
Balance, beginning of period	$3.9	$4.0
Deductions to allowance including
recoveries	(0.2)	(0.3)
Balance, end of period	$3.7	$3.7

Allowance for notes receivable:
Balance, beginning of period	$-	$0.6
Deductions to allowance including
recoveries	-	(0.6)
Balance, end of period	$-	$-

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

7. Uncertain Tax Position

During the six months ended July 1, 2011, there was a net increase of $4.7 million of uncertain tax positions including interest and penalties of $1.8 million, of which $4.3 million will affect the effective tax rate.  The increase includes an accrual of $4.5 million, including $1.7 million of interest and penalties related to a position in a foreign jurisdiction, affecting the years 2005 and 2006, that is no longer at more likely than not of being sustained.  This position is expected to be settled within the next 12 months.

8. Stock-Based Compensation

On May 5, 2011, our shareholders approved and ratified the 2011 Omnibus Share Incentive Plan (the “2011 Plan”).  Under the 2011 Plan, the Board of Directors is authorized to grant options to purchase up to 2,500,000 ordinary shares and grant up to 500,000 restricted stock units or other stock based awards that are not options. There were no options or stock based awards granted under the 2011 Plan for the quarter ended July 1, 2011.

Stock-based compensation expense included in selling, general and administrative expenses related to stock options on a straight-line, single-award basis and restricted stock awards included in the accompanying Consolidated Statements of Income was as follows (U.S. dollars in millions, except per share data):

	Quarter ended		Six months ended
	July 1,	July 2,	July 1,	July 2,
	2011	2010	2011	2010

Stock-based compensation expense	$1.5	$2.5	$4.0	$4.5

Stock-based compensation expense per diluted share	$0.03	$0.04	$0.07	$0.07

We are in a net operating loss carry-forward position in the relevant jurisdictions. Therefore, for the quarter and six months ended July 1, 2011, excess share-based payment deductions resulting from stock options exercised in these periods have not been realized through a reduction in taxes currently payable or related effect on cash flows. Proceeds of $20.9 million and $0.2 million were received from the exercise of stock options for the six months ended July 1, 2011 and July 2, 2010, respectively.

The following table lists the various stock option grants occurring for the quarter and six months ended July 1, 2011 and July 2, 2010:

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

On January 3, 2011, we awarded 27,853 shares from our Directors Equity Plan at a price of $25.14 per share. On May 5, 2010, we awarded 32,956 restricted shares from our Directors Equity Plan at a price of $21.24 per share.  Stock-based compensation expense was $0.7 million for each grant of restricted shares.

9. Inventories

Inventories consisted of the following (U.S. dollars in millions):

	July 1,	December 31,
	2011	2010
Finished goods	$110.4	$138.8
Raw materials and packaging supplies	130.5	134.1
Growing crops	117.8	137.5
Total inventories	$358.7	$410.4

10. Long-Term Debt and Capital Lease Obligations

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

The Credit Facility requires us to be in compliance with financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers. As of July 1, 2011, we were in compliance with all of the covenants contained in the Credit Facility. The Credit Facility permits borrowings under the revolving commitment with an interest rate (1.86% per annum at July 1, 2011) determined based on our leverage ratio and spread over LIBOR. In addition, we pay a fee on unused commitments.

At July 1, 2011, we had $427.0 million available under committed working capital facilities, primarily under the Credit Facility. At July 1, 2011, we applied $14.8 million to the letter of credit facility, comprised primarily of certain contingent obligations and other governmental agency guarantees combined with guarantees for purchases of raw materials and equipment. Included in the letter of credit facility, $1.0 million relates to a debt guarantee for a VIE. We also had $10.0 million in other letters of credit and bank guarantees not included in the letter of credit facility. Refer to Note 5, “Variable Interest Entities”, for further discussion of VIEs.

At July 1, 2011, we had $87.4 million of long-term debt and capital lease obligations, including the current portion, consisting of $77.7 million outstanding under the Credit Facility, $2.5 million of capital lease obligations and $7.2 million of other long-term debt and notes payable.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

11. Comprehensive Income

The following table sets forth comprehensive income for the quarter and six months ended July 1, 2011 and July 2, 2010 (U.S. dollars in millions):

	Quarter ended		Six months ended
	July 1,	July 2,	July 1,	July 2,
	2011	2010	2011	2010
Comprehensive income:
Net income	$36.8	$21.2	$92.8	$58.1
Net unrealized (loss) gain on derivatives	(4.8)	(7.9)	(3.6)	1.9
Net unrealized foreign currency
translation gain (loss)	2.4	5.1	10.1	(5.1)
Net change in retirement benefit
adjustment, net of tax	0.2	0.3	0.3	-
Comprehensive income	34.6	18.7	99.6	54.9

Less: comprehensive income attributable to noncontrolling interests	1.8	0.3	2.8	1.2
Comprehensive income attributable to Fresh Del Monte Produce Inc.	$32.8	$18.4	$96.8	$53.7

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

In 1997, plaintiffs from Costa Rica and Guatemala named certain of our U.S. subsidiaries in a purported class action in Hawaii. On June 28, 2007, plaintiffs voluntarily dismissed our U.S. subsidiaries named in the action without ties to Hawaii.  At a hearing held on June 9, 2009, the court granted summary judgment in favor of our remaining U.S. subsidiaries with ties to Hawaii, holding that the claims of the remaining plaintiffs are time-barred.  A final judgment dismissing all remaining claims and terminating the action was entered on July 28, 2010.  On August 24, 2010, plaintiffs filed a notice of appeal.  The appeal is fully briefed and remains pending.

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

On April 25, 2005, two of our subsidiaries were served with a complaint styled Juan Jose Abrego, et al. v. Dole Food Company, et al. filed in the Superior Court of the State of California for the County of Los Angeles on behalf of 955 Guatemalan residents who claim injury from exposure to DBCP. An initial review of the plaintiffs in the Abrego action found that a substantial number of the plaintiffs were claimants in prior DBCP actions and may have participated in the settlement of those actions. On June 27, 2008, the court dismissed the claims of 206 plaintiffs who were parties to prior DBCP actions. On October 1, 2009, our subsidiaries joined a motion to dismiss the claims of the remaining Abrego plaintiffs on grounds of forum non conveniens in favor of the courts of Michigan. On December 15, 2009, the court granted the joint motion.  On February 16, 2010, plaintiffs appealed the court's dismissal of the action.  On December 29, 2010, the appellate court affirmed the Superior Court’s dismissal of the remaining plaintiffs, who have sought review of the dismissal by the California Supreme Court which was denied. To date plaintiffs have not filed their claims with the courts of Michigan.

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

On July 13, 2011, one of our subsidiaries was served with multiple complaints filed in the United States District Court for the Eastern District of Louisiana on behalf of 121 Panamanian residents, 72 Costa Rican residents and 68 Ecuadorian residents who claim injury from exposure to DBCP.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Commitments and Contingencies (consolidated)

The European Commission did, however, find that Internationale Fruchtimport Gesellschaft Weichert & Co KG (“Weichert”), an entity in which one of our subsidiaries formerly held an indirect 80% noncontrolling interest, infringed EU competition rules and imposed upon it a €14.7 million ($21.4 million using exchange rates as of July 1, 2011) fine. The European Commission has asserted that we controlled Weichert during the period by virtue of our subsidiary’s former, indirect noncontrolling interest and has therefore held that we are jointly and severally liable for Weichert’s payment of the fine. On December 31, 2008, we filed an appeal of this determination on grounds, among others, that Weichert did not violate EU competition rules and that, in any event, we cannot be held jointly and severally liable for Weichert’s acts under applicable German law.  On April 14, 2010, Weichert filed a statement of intervention in support of our appeal and seeking annulment of the European Commission’s determination.

Breach of Contract Litigation

On July 31, 2003, Net Results, Inc., a consulting company, filed a complaint alleging breach of contract against one of our subsidiaries in an action styled Net Results, Inc. v. Del Monte Fresh Produce Company in the Eleventh Judicial Circuit of Florida (Miami-Dade County, Florida).  On April 15, 2008, the plaintiff amended its complaint to include an additional claim of anticipatory repudiation and sought a significant amount of damages.  Our subsidiary denied liability and brought a counterclaim against the plaintiff.  In November 2009, the jury returned a verdict in favor of the plaintiff in the amount of $10 million.  Our subsidiary’s post-trial motions requested, among other things, that the jury’s verdict be set aside and that judgment be entered in favor of our subsidiary.  On March 25, 2010, the trial court denied the motions and entered a final judgment in the amount of $15.7 million (plus attorneys’ fees).  On April 15, 2010, our subsidiary appealed the judgment.  The oral argument hearing on the appeal of our subsidiary was held on July 13, 2011.

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

On September 25, 2003, the EPA issued the Record of Decision (“ROD”). The EPA estimates in the ROD that the remediation costs associated with the cleanup of the Kunia Well Site will range from $12.9 million to $25.4 million and will last approximately 10 years. The undiscounted estimates are between $14.8 million and $28.7 million. The undiscounted estimate on which our accrual is based totals $22.7 million and is discounted using a 5.0% rate. As of July 1, 2011, there is $16.8 million included in other noncurrent liabilities and $1.0 million included in accounts payable and accrued expenses in the Consolidated Balance Sheets for the Kunia Well Site clean-up. We expect to expend approximately $1.0 million in cash in the next 12 months and $0.5 million in cash per year for the following five years. Certain portions of the EPA’s estimates have been discounted using a 5.0% interest rate.

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

Other

In addition to the foregoing, we are involved from time to time in various claims and legal actions incident to our operations, both as plaintiff and defendant. In the opinion of management, after consulting with legal counsel, none of these other claims are currently expected to have a material adverse effect on the results of operations, financial position or our cash flows. We intend to vigorously defend ourselves in all of the above matters. At this time, management is not able to evaluate the likelihood of a favorable or unfavorable outcome in any of the above-described matters. Accordingly, management is not able to estimate the range or amount of loss, if any, from any of the above-described matters and no accruals or expenses have been recorded for these matters as of July 1, 2011, except as related to the Kunia Well Site.

13. Earnings Per Share

Basic and diluted net income per ordinary share is calculated as follows (U.S. dollars in millions, except share and per share data):

	Quarter ended		Six months ended
	July 1,	July 2,	July 1,	July 2,
	2011	2010	2011	2010
Numerator:
Net income attributable to Fresh Del Monte Produce Inc.	$35.2	$21.1	$90.4	$57.3

Denominator:
Weighted average number of ordinary shares - Basic	59,562,202	61,880,666	59,202,865	62,727,426
Effect of dilutive securities - employee stock options	325,727	167,597	376,385	156,237
Weighted average number of ordinary shares - Diluted	59,887,929	62,048,263	59,579,250	62,883,663

Net income per ordinary share attributable to
Fresh Del Monte Produce Inc.:
Basic	$0.59	$0.34	$1.53	$0.91
Diluted	$0.59	$0.34	$1.52	$0.91

We issued 667,476 and 1,109,105 of our ordinary shares during the quarter and six months ended July 1, 2011 and, of which 27,853 were issued as a result of restricted stock grants for the six months ended July 1, 2011 and the remaining were issued upon the exercise of stock options.  There were no retirements of treasury shares during the quarter ended July 1, 2011.  We issued 1,800 and 14,472 of our ordinary shares upon the exercise of stock options during the quarter and six months ended July 2, 2010, respectively and 32,956 of restricted stock during the quarter and six months ended July 2, 2010.  We retired 2,138,824 and 2,366,679 of treasury shares during the quarter and six months ended July 2, 2010.  Refer to Note 18, “Shareholders’ Equity”, for disclosures related to the stock repurchase program and retired shares.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

14. Retirement and Other Employee Benefits

The following table sets forth the net periodic benefit costs of our pension plans and post-retirement plans (U.S. dollars in millions):

	Quarter ended		Six months ended
	July 1,	July 2,	July 1,	July 2,
	2011	2010	2011	2010
Service cost	$0.9	$0.8	$1.8	$1.6
Interest cost	1.7	1.8	3.5	3.7
Expected return on assets	(0.9)	(0.8)	(1.9)	(1.7)
Amortization of net actuarial loss	0.3	0.2	0.7	0.5
Net periodic benefit costs	$2.0	$2.0	$4.1	$4.1

We funded our U.S. based non-contributory defined benefit pension plan by $1.2 million during the six months ended July 1, 2011. The funding was actuarially determined based on U.S. funding regulations.

15. Business Segment Data

We are principally engaged in one major line of business, the production, distribution and marketing of bananas, other fresh produce and prepared food. Our products are sold in markets throughout the world, with our major producing operations located in North, Central and South America, Europe, Asia and Africa.

Our operations are aggregated into business segments on the basis of our products: bananas, other fresh produce and prepared food. Other fresh produce includes pineapples, melons, non-tropical fruit (including grapes, apples, pears, peaches, plums, nectarines, avocados, citrus and kiwis), fresh-cut products, other fruit and vegetables, a third-party ocean freight business, a plastic product and box manufacturing business and a grain business. During the fourth quarter of 2010, we sold the grain silos and exited the grain business.  Prepared food includes prepared fruit and vegetables, juices, beverages, snacks, poultry and meat products.

As a result of our decision to exit grain operations during 2010 and the elimination of third-party ocean freight services from Northern Europe to the Caribbean during 2009 and due to the relative size of the remaining operations, we have combined the other products and services segment with the other fresh produce segment in 2011.  Prior year amounts have been reclassified to conform to the 2011 presentation.  We evaluate performance based on several factors, of which net sales and gross profit by product are the primary financial measures (U.S. dollars in millions):

	Quarter ended
	July 1, 2011		July 2, 2010
	Net Sales	Gross Profit	Net Sales	Gross Profit
Banana	$466.0	$40.7	$452.1	$30.4
Other fresh produce	476.6	44.6	458.1	41.7
Prepared food	97.1	17.6	89.8	10.9
Totals	$1,039.7	$102.9	$1,000.0	$83.0

	Six months ended
	July 1, 2011		July 2, 2010
	Net Sales	Gross Profit	Net Sales	Gross Profit
Banana	$893.5	$92.2	$854.9	$48.9
Other fresh produce	929.2	99.7	915.5	108.3
Prepared food	191.0	33.8	172.7	23.6
Totals	$2,013.7	$225.7	$1,943.1	$180.8

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

The foreign currency forward contracts qualifying as cash flow hedges were designated as single-purpose cash flow hedges of forecasted cash flows.  Based on our formal assessment of hedge effectiveness of our qualifying foreign currency forward contracts, we determined that the impact of hedge ineffectiveness was de minimis for the quarters and six month periods ended July 1, 2011 and July 2, 2010, respectively.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

16.  Derivative Financial Instruments (continued)

Certain of our derivative instruments contain provisions that require the current credit relationship between the Company and its counterparty to be maintained throughout the term of the derivative instruments.  If that credit relationship changes, certain provisions could be triggered, and the counterparty could request immediate collateralization of derivative instruments in net liability position above a certain threshold.  The aggregate fair value of all derivative instruments with a credit-risk-related contingent feature that are in a liability position on July 1, 2011 is $15.1 million.  As of July 1, 2011, no triggering event has occurred and thus we are not required to post collateral.  If the credit-risk-related contingent features underlying these agreements were triggered on July 1, 2011, the entity would not be required to post $15.1 million of collateral to its counterparty because the collateralization threshold has not been met.

We had the following outstanding foreign currency forward contracts as of July 1, 2011:

	Notional Amount
Foreign Currency Contracts Qualifying as Cash Flow Hedges:
Euro		€258.4	million
British pound		£17.8	million
Japanese yen	JPY	16,813.7	million
Polish zloty	PLN	3.4	million
Costa Rican colon	CRC	49,500.0	million
Chilean peso	CLP	3,250.0	million

Foreign Currency Contracts Not Qualifying as Cash Flow Hedges:
Korean won	KRW	13,500.0	million

The following table reflects the fair values of derivative instruments as of July 1, 2011 and December 31, 2010 (U.S. dollars in millions):

Derivatives Designated as Hedging Instruments (1)(2)

	Foreign exchange contracts
Balance Sheet Location:	July 1, 2011	December 31, 2010
Asset derivatives:

Prepaid expenses and other current assets	$1.3	$4.1
Other noncurrent assets	0.1	-
Total asset derivatives	$1.4	$4.1

Liability derivatives:

Accounts payable and accrued expenses	$18.9	$13.6
Other noncurrent liabilities	4.7	9.1
Total liability derivatives	$23.6	$22.7

(1) We expect that $17.6 million of the net fair value of hedges recognized as a net loss in accumulated other comprehensive income ("AOCI") will be transferred to earnings during the next 12 months and $4.6 million will be transferred to earnings during 2012 along with the effect of the related forecasted transaction.
(2) See Note 17, "Fair Value Measurements", for fair value disclosures.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

16.  Derivative Financial Instruments (continued)

The following table reflects the effect of derivative instruments on the Consolidated Statements of Income for the quarters ended July 1, 2011 and July 2, 2010, respectively (U.S. dollars in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Quarter ended			Quarter ended
	July 1, 2011	July 2, 2010		July 1, 2011	July 2, 2010
Foreign exchange contracts	$(6.2)	$(4.2)	Net sales	$(9.3)	$11.4
Foreign exchange contracts	1.4	(0.2)	Cost of products sold	0.3	0.3
Bunker fuel swap agreements (1)	-	(3.4)	Cost of products sold	-	0.7

Total	$(4.8)	$(7.8)		$(9.0)	$12.4

	Six months ended			Six months ended
	July 1, 2011	July 2, 2010		July 1, 2011	July 2, 2010
Foreign exchange contracts	$(4.5)	$7.3	Net sales	$(12.2)	$16.0
Foreign exchange contracts	0.9	(0.9)	Cost of products sold	0.4	0.9
Bunker fuel swap agreements (1)	-	(4.5)	Cost of products sold	-	1.6

Total	$(3.6)	$1.9		$(11.8)	$18.5

(1) The bunker fuel swap agreements had an inneffective portion of less than $0.1 million for the quarter ended July 2, 2010.

During the quarter and six months ended July 1, 2011, one of our subsidiaries entered into a foreign currency forward contract denominated in Korean won that did not qualify for cash flow hedge accounting and recognized a loss of $0.4 million in other expense, net on our Consolidated Statements of Income related to this contract.  We have included $0.4 million in accounts payable and accrued expenses on our Consolidated Balance Sheets related to the Korean won foreign currency forward contract.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

17. Fair Value Measurements (continued)

The following table provides a summary of the fair values of assets and liabilities measured on a recurring basis under the ASC on “Fair Value Measurements and Disclosures” (U.S. dollars in millions):

Fair Value Measurements
Foreign currency forward contracts, net asset (liability)
	July 1, 2011	December 31, 2010

Quoted Prices in Active Markets for Identical Assets (Level 1)	$-	$-
Significant Observable Inputs (Level 2)	(22.6)	(18.6)
Significant Unobservable Inputs (Level 3)	-	-

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

Fair Value of Non-Financial Assets

During the second quarter of 2011, we recognized $7.7 million in impairment charges related to the melon program rationalization. The carrying value of these assets was $10.5 million including $7.2 million in property, plant and equipment consisting primarily of buildings and machinery and equipment and $3.3 million of melon goodwill.  Property, plant and equipment were written down to a fair value of $2.8 million.  We estimated the fair value of these assets using the income based approach considering the cash flows that would be obtained as a result of the production and distribution of melons in areas of continued production.  The income based approach utilizes unobservable inputs.  Due to the use of unobservable inputs, we classify the fair value of these growing areas within Level 3 of the fair value hierarchy.

As a result of the decision to discontinue planting certain melon varieties in Central America, which significantly reduced melon volumes in the future, we estimated an implied fair value of the melon reporting unit’s goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill (including any unrecognized intangible assets). This exercise yielded a write-off of the melon goodwill of $3.3 million.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

17. Fair Value Measurements (continued)

The following is a tabular presentation of the non-recurring fair value measurement along with the level within the fair value hierarchy in which the fair value measurement in its entirety falls (U.S. dollars in millions):

	Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Central American melon assets	$2.8	$-		$2.8
	$2.8	$-	$-	$2.8

The fair value of the prepared food unit’s goodwill and trademarks is highly sensitive to differences between the estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets.  We disclosed the sensitivities related to the prepared food unit’s goodwill in our annual financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

18.  Shareholders’ Equity

Our shareholders have authorized 50,000,000 preferred shares at $0.01 par value of which none has been issued or is outstanding. Our shareholders have authorized 200,000,000 Ordinary Shares of common stock of which 59,834,535 Ordinary Shares are issued and outstanding at July 1, 2011.

On July 31, 2009, our Board of Directors approved a three-year stock repurchase program of up to $150 million of our Ordinary Shares. On May 5, 2010, our Board of Directors approved an additional three-year stock repurchase program of up to $150 million of our ordinary shares. We have repurchased $108.1 million, or 5,058,659 ordinary shares, under the aforementioned $300 million repurchase program. We have retired all of the 5,058,659 ordinary shares. We have a maximum dollar value of $192.0 million of shares that may yet be purchased under the stock repurchase program. During the quarter and six months ended July 1, 2011, no repurchases were made under any of the aforementioned plans.

On March 3, 2011, our Board of Directors declared an interim cash dividend of $0.05 per ordinary share to shareholders of record on March 16, 2011. At the Annual General Meeting of Shareholders held on May 4, 2011, the shareholders approved a cash dividend previously declared by the Board of Directors for the year ended December 31, 2010, of $0.05 per ordinary share, payable on June 10, 2011, to shareholders of record on May 18, 2011.  We paid $5.9 million in dividends during the six months ended July 1, 2011.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $243.6 million for the first six months of 2011 as compared with $159.0 million for the first six months of 2010, an increase of $84.6 million.  The increase in cash provided by operating activities was principally attributable to higher net income, combined with changes in operating assets and liabilities which were primarily comprised of higher levels of accounts payable and accrued expenses that resulted from increased grower payments in Asia due to higher selling prices combined with higher income taxes payable in foreign jurisdictions.

Working capital was $417.9 million at July 1, 2011 compared with working capital of $513.8 million at December 31, 2010.  The decrease in working capital of $95.9 million was primarily attributable to lower inventories and higher accounts payable and accrued expenses as a result of seasonal reductions of inventory in-transit of non-tropical fruit and melons and increased grower payments in Asia due to higher selling prices combined with higher income taxes payable in foreign jurisdictions and higher cost of product sold.  This decrease in working capital was partially offset by higher trade accounts receivable which resulted from higher net sales.

Net cash used in investing activities for the first six months of 2011 was $41.3 million compared with $18.7 million for the first six months of 2010.  Net cash used in investing activities for the first six months of 2011 consisted of capital expenditures of $42.4 million, partially offset by proceeds from sales of property, plant and equipment of $1.1 million.  Capital expenditures for the first six months of 2011 were primarily for improvements and expansion of production facilities in Jordan, Kenya and Greece related to the prepared food segment and Costa Rica, Guatemala and the Middle East related to the other fresh produce segment.  Capital expenditures for the first six months of 2011 also included improvements of distribution facilities in North America and production facilities in Guatemala principally related to the banana segment. Proceeds from sales of property, plant and equipment for the first six months of 2011 consisted primarily of the sale of surplus equipment.

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

Net cash used in financing activities for the first six months of 2011 was $196.4 million compared with $155.0 million for the first six months of 2010.  Net cash used in financing activities for the first six months of 2011 consisted of net repayments on long-term debt of $208.3 million, distributions to noncontrolling interests of $3.1 million and $5.9 million of dividends paid, partially offset by proceeds from stock options exercised of $20.9 million.

Net cash used in financing activities for the first six months of 2010 consisted of net repayments on long-term debt of $107.0 million and repurchases of our ordinary shares of $49.7 million, partially offset by contributions from noncontrolling interests of $1.5 million and proceeds from stock options exercised of $0.2 million.

We finance our working capital and other liquidity requirements primarily through cash from operations and borrowings under our $500.0 million senior secured revolving credit facility (the “Credit Facility”) administered by Rabobank Nederland, New York Branch.  The Credit Facility has a 3.5-year term, with a scheduled termination date of January 17, 2013.  The Credit Facility includes a swing line facility and a letter of credit facility with a $100.0 million sublimit.  Borrowings under the Credit Facility bear interest at a spread over the London Interbank Offer Rate (“LIBOR”) that varies with our leverage ratio. On March 28, 2011, we amended the Credit Facility by lowering the applicable margins over LIBOR or Base rate borrowings that vary with our leverage ratio.  The Credit Facility is collateralized directly or indirectly by substantially all of our assets and is guaranteed by certain of our subsidiaries. At July 1, 2011, we had $77.7 million outstanding under the Credit Facility bearing interest at a per annum rate of 1.86%.  In addition, we pay a fee on unused commitments.

The Credit Facility requires us to be in compliance with financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers.  As of July 1, 2011, we were in compliance with all of the financial and other covenants contained in the Credit Facility.

At July 1, 2011, we had $427.0 million available under committed working capital facilities, primarily under the Credit Facility.  At July 1, 2011, we applied $14.8 million to the letter of credit facility, comprised primarily of certain contingent obligations and other governmental agencies and purchases of equipment guarantees.  We also had $10.0 million in other letters of credit and bank guarantees not included in the letter of credit facility.

As of July 1, 2011, we had $87.4 million of long-term debt and capital lease obligations, including the current portion, consisting of $77.7 million outstanding under the Credit Facility, $2.5 million of capital lease obligations and $7.2 million of other long-term debt and notes payable.

Based on our operating plan, combined with our borrowing capacity under our Credit Facility, we believe we will have sufficient resources to meet our cash obligations in the foreseeable future.

As of July 1, 2011, we had cash and cash equivalents of $55.1 million.

As a result of abandoning isolated areas in the Philippines banana operations due to plant disease, melon program rationalization in Costa Rica and Guatemala and the closure of an under-utilized facility in the United Kingdom, we paid approximately $0.3 million in termination benefits and $1.4 million in contractual obligations during the first six months of 2011.  We expect to make additional payments of approximately $2.6 million principally related to the previously announced closure of our Hawaii pineapple operations and the under-utilized facility in the United Kingdom.  In addition, we expect to pay approximately $4.3 million as a result of an unfavorable outcome to litigation regarding a tax position in a foreign jurisdiction of which $2.6 million is expected to be paid in 2011.  These cash outlays will be funded from operating cash flows and available borrowings under credit facilities.

The fair value of our derivatives changed from a net liability of $18.6 million as of December 31, 2010, to a net liability of $22.6 million as of July 1, 2011 related to our foreign currency cash flow hedges primarily as a result of the weakening of the U.S. dollar relative to the Japanese yen and euro currencies being hedged and the contracted exchange rates.  We expect that $17.6 million in net liabilities outstanding will be transferred to earnings during the next 12 months and $4.6 million in 2012, along with the earnings effect of the related forecasted transaction for each year.

Results of Operations

The following tables present for each of the periods indicated (i) net sales by geographic region and (ii) net sales and gross profit by product category, and in each case, the percentage of the total represented thereby (U.S. dollars in millions, except percent data):

As a result of our decision to exit grain operations during 2010 and the elimination of third-party ocean freight services from Northern Europe to the Caribbean during 2009 and the relative size of the remaining operations, we have combined the other products and services segment with the other fresh produce segment in 2011.  Prior year amounts have been reclassified to conform to the 2011 presentation.

Net sales by geographic region:
	Quarter ended				Six months ended
	July 1, 2011		July 2, 2010		July 1, 2011		July 2, 2010
North America	$514.0	50%	$475.9	48%	$1,030.7	51%	$974.9	50%
Europe	257.1	25%	262.3	26%	491.2	24%	505.5	26%
Asia	138.4	13%	132.5	13%	247.6	12%	225.5	12%
Middle East	115.5	11%	113.3	11%	210.1	11%	199.6	10%
Other	14.7	1%	16.0	2%	34.1	2%	37.6	2%
Total	$1,039.7	100%	$1,000.0	100%	$2,013.7	100%	$1,943.1	100%

Product net sales and gross profit:
	Quarter ended
	July 1, 2011				July 2, 2010
	Net Sales		Gross Profit		Net Sales		Gross Profit
Banana	$466.0	45%	$40.7	40%	$452.1	45%	$30.4	37%
Other fresh produce	476.6	46%	44.6	43%	$458.1	46%	$41.7	50%
Prepared food	97.1	9%	17.6	17%	$89.8	9%	$10.9	13%
Total	$1,039.7	100%	$102.9	100%	$1,000.0	100%	$83.0	100%

	Six months ended
	July 1, 2011				July 2, 2010
	Net Sales		Gross Profit		Net Sales		Gross Profit
Banana	$893.5	44%	$92.2	41%	$854.9	44%	$48.9	27%
Other fresh produce	929.2	46%	99.7	44%	$915.5	47%	$108.3	60%
Prepared food	191.0	10%	33.8	15%	$172.7	9%	$23.6	13%
Total	$2,013.7	100%	$225.7	100%	$1,943.1	100%	$180.8	100%

Second Quarter 2011 Compared with Second Quarter 2010

Net Sales. Net sales for the second quarter of 2011 were $1,039.7 million compared with $1,000.0 million for the second quarter of 2010.  The increase in net sales of $39.7 million was attributable to higher net sales in all of our segments.

●
Net sales in the other fresh produce segment increased $18.5 million principally as a result of higher net sales of non-tropical fruit, pineapples and fresh-cut products, partially offset by lower net sales of melons, strawberries and Argentine grain.

o
Net sales of non-tropical fruit increased principally due to significantly higher per unit sales prices of avocados in North America as a result of supply shortages, combined with higher sales volume of grapes in Asia and higher per unit sales prices of grapes in the Middle East and North America.

o
Net sales of pineapples increased principally as a result of higher sales volume in North America, the Middle East and Asia, partially offset by lower sales volume in Europe.  Per unit sales prices were higher in Europe and North America and lower in the Middle East and Asia.  Worldwide sales volume increased 8% primarily due to favorable weather conditions in Costa Rica which forced the fruit to mature ahead of schedule.

o
Net sales of fresh-cut products increased primarily due to higher per unit sales prices in North America and Europe that resulted from increased sales of higher priced products combined with higher sales volume in the Middle East as a result of an expanded customer base.

o	Net sales of melons decreased principally as a result of further rationalization of melon operations combined with lower per unit sales prices in North America.

o	Net sales of strawberries decreased due to lower customer demand in North America.

o	Net sales of Argentine grain decreased as a result of our decision in 2010 to exit grain operations in Argentina.

●
Net sales of bananas increased by $13.9 million principally due to higher sales volume and per unit sales prices in North America and higher per unit sales prices in Asia partially offset by lower sales volume in the Middle East, Asia and Europe.  Worldwide banana per unit sales prices increased 7% and sales volume decreased by 4% due to lower industry supply.

o	North America banana net sales increased principally as a result of higher per unit sales prices due to industry shortages.

o	Asia banana net sales increased principally due to higher per unit sales prices as a result of improved market conditions and favorable exchange rates.

o	Middle East banana net sales decreased due to reduced sales volume in the market partially offset by higher per unit sales prices resulting from improved market conditions.

o	Europe banana net sales decreased primarily as a result of lower sales volumes.

●
Net sales in the prepared food segment increased $7.3 million principally due to higher net sales of pineapple products in Europe from our Kenya operations combined with higher sales volumes of beverage products.  Also contributing to the increase in net sales in our prepared food segment were increased sales in our Jordanian poultry and processed meat business that resulted from improved selling prices and an expanded customer base.

Cost of Products Sold.  Cost of products sold was $936.8 million for the second quarter of 2011 compared with $917.0 million for the second quarter of 2010, an increase of $19.8 million.  This increase in cost of products sold was primarily attributable to higher fruit cost that resulted from an increase in input costs combined with higher fuel costs and unfavorable exchange rates in producing countries.  Partially offsetting these increases in cost of products sold was a reduction of other charges associated with exit activities and floods.  During the second quarter of 2010, we incurred $8.5 million principally related to melon exit activities in Brazil and the write-off of inventory as a result of damage caused by floods in our Guatemala banana farms.

Gross Profit. Gross profit was $102.9 million for the second quarter of 2011 compared with $83.0 million for the second quarter of 2010, an increase of $19.9 million.  The increase in gross profit was primarily attributable to higher gross profit on bananas, prepared food and other fresh produce.

●
Gross profit in the banana segment increased $10.3 million primarily due to higher per unit sales prices in North America, the Middle East and Asia that resulted from industry shortages and improved market conditions, partially offset by higher fuel costs and lower sales volume and per unit sales prices in Europe.  Also contributing to the increase in gross profit during the second quarter of 2011 was the absence of inventory write-offs and other charges related to floods in Guatemala incurred during the second quarter of 2010.

●
Gross profit in the prepared food segment increased by $6.7 million principally as a result of lower costs of  deciduous products as a result of operational improvements made during 2010, combined with increases in per unit sales prices of pineapple and beverage products that resulted from improved market conditions.  These increases in gross profit were partially offset by higher costs in the Jordanian poultry business, primarily the cost of corn feed.

●	Gross profit in the other fresh produce segment increased $2.9 million principally due to higher gross profit on pineapples and fresh-cut products, partially offset by lower gross profit on tomatoes.

o
Gross profit on pineapples increased principally due to higher sales volumes in North America primarily the result of favorable weather conditions in Costa Rica which forced the fruit to mature ahead of schedule.  Worldwide per unit sales prices and per unit cost were relatively flat and sales volume increased 8%.

o
Gross profit on fresh-cut products increased principally due to higher sales volume and per unit sales prices in North America that resulted from higher sales volume and increased sales of higher priced products.

o	Gross profit on tomatoes decreased due to higher procurement costs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $5.4 million from $43.0 million in the second quarter of 2010 to $48.4 million for the second quarter of 2011.  The increase was principally due to higher professional fees.

Gain on Sales of Property, Plant and Equipment. The gain on sales of property, plant and equipment was $0.7 million during the second quarter of 2011 as compared with $3.1 million during the second quarter of 2010.

Asset Impairment and Other Charges, Net. Asset impairment and other charges, net were $10.3 million during the second quarter of 2011 as compared with $23.0 million during the second quarter of 2010.  During the second quarter of 2011, we recorded $4.9 million in asset impairments and contract termination charges and a $3.3 million goodwill impairment charge as a result of our Central America melon program rationalization and we also recorded $1.1 million in other charges related to legal costs in Hawaii.  These charges were related to the other fresh produce segment.  In addition, during the second quarter of 2011, we recorded $1.0 million in asset impairments and other charges related to our banana segment in Costa Rica and the Philippines as a result of abandoned low-production areas.

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

Operating Income.  Operating income for the second quarter of 2011 increased by $24.8 million from $20.1 million in the second quarter of 2010 to $44.9 million for the second quarter of 2011.  The increase in operating income was due to higher gross profit, lower asset impairment and other charges, partially offset by higher selling, general and administrative expenses and lower gain on sales of property, plant and equipment.

Interest Expense.  Interest expense decreased by $1.5 million from $3.0 million for the second quarter of 2010 to $1.5 million for the second quarter of 2011, principally due to lower interest rates and average debt balances.

Other Expense, Net.  Other expense, net was $0.4 million for the second quarter of 2011 as compared with $0.6 million for the second quarter of 2010, a decrease of $0.2 million.

Provision for (Benefit from) Income Taxes.  Provision for (benefit from) income taxes was a provision of $6.4 million for the second quarter of 2011 as compared with a benefit of ($4.5) million for the second quarter of 2010.  During the second quarter of 2011 there were higher earnings in taxable jurisdictions.  In addition the second quarter of 2010 included a benefit of $7.3 million as a result of a change in estimate.

First Six Months of 2011 Compared with First Six Months of 2010

Net Sales. Net sales for the first six months of 2011 were $2,013.7 million compared with $1,943.1 million for the first six months of 2010.  The increase in net sales of $70.6 million was attributable to higher net sales of bananas, prepared food and other fresh produce.

●
Net sales of bananas increased by $38.6 million principally due to higher sales volume and per unit sales prices in North America and higher per unit sales prices in Asia, partially offset by lower sales volume in Europe, the Middle East and Asia.  Worldwide banana per unit sales prices increased 8% and sales volume decreased by 3% due to reduced industry supply.

o	North America banana net sales increased principally as a result of higher per unit sales prices due to industry shortages.

o	Asia banana net sales increased principally due to higher per unit sales prices as a result of improved market conditions and favorable exchange rates.

o	Middle East banana net sales decreased due to reduced sales volume in the market partially offset by higher per unit sales prices resulting from improved market conditions.

o	Europe banana net sales decreased primarily as a result of lower industry sales volumes in the market, partially offset by higher per unit sales prices and favorable exchange rates.

●
Net sales in the prepared food segment increased $18.3 million principally due to higher net sales of pineapple products in Europe from our Kenya operations combined with higher sales volumes of beverage products.  Also contributing to the increase in net sales in our prepared food segment were increased sales in our Jordanian poultry and processed meat business that resulted from improved selling prices and an expanded customer base.

●
Net sales in the other fresh produce segment increased $13.7 million principally as a result of higher net sales of non-tropical fruit, fresh-cut products and pineapples, partially offset by lower net sales of melons, strawberries and Argentine grain.

o
Net sales of non-tropical fruit increased principally due to significantly higher per unit sales prices of avocados in North America as a result of increased demand, combined with higher sales volume of grapes in Asia, North America and the Middle East and higher per unit sales prices of grapes in the Middle East, partially offset by lower per unit selling prices in North America.

o
Net sales of pineapples increased principally as a result of higher sales volume in Asia, the Middle East and North America due to favorable growing conditions, partially offset by lower sales volume in Europe and lower per unit sales prices in Asia, the Middle East and North America.

o
Net sales of fresh-cut products increased primarily due to higher per unit sales prices and sales volume in North America, Europe and the Middle East that resulted from improved market conditions and an expanded customer base.

o	Net sales of melons decreased principally as a result of planned sales volume reductions combined with lower per unit sales prices in North America.

o	Net sales of strawberries decreased due to lower customer demand in North America.

o	Net sales of Argentine grain decreased as a result of our decision in 2010 to exit grain operations in Argentina.

Cost of Products Sold.  Cost of products sold was $1,788.0 million for the first six months of 2011compared with $1,762.3 million for the first six months of 2010, an increase of $25.7 million.  This increase in cost of products sold was primarily attributable to higher fruit cost that resulted from an increase of input costs combined with higher fuel cost and unfavorable exchange rates in producing countries.  Partially offsetting these increases in cost of product sold was a reduction of other charges associated with exit activities, floods and an earthquake.  During the first six months of 2010, we incurred $9.5 million principally related to exit activities in Brazil and the write-off of inventory as a result of damage caused by floods in our Guatemala banana farms and by an earthquake in our Chile non-tropical fruit operations.

Gross Profit. Gross profit was $225.7 million for the first six months of 2011 compared with $180.8 million for the first six months of 2010, an increase of $44.9 million.  The increase in gross profit was primarily attributable to higher gross profit on bananas and prepared food, partially offset by lower gross profit on other fresh produce.

●
Gross profit in the banana segment increased $43.3 million primarily due to higher per unit sales prices in North America, the Middle East and Asia that resulted from industry shortages and improving market conditions, partially offset by higher fuel costs and lower sales volume in Europe.

●
Gross profit in the prepared food segment increased by $10.2 million principally as a result of lower costs of canned deciduous products as a result of operational improvements made during 2010, combined with increases in per unit sales prices and sales volume of pineapple products and beverage products that resulted from improved market conditions and increased shipments from our Kenya operations.  These increases in gross profit were partially offset by higher costs in the Jordanian poultry business, primarily the cost of corn feed.

●
Gross profit in the other fresh produce segment decreased $8.6 million principally due to lower gross profit on non-tropical fruit, pineapples and tomatoes, partially offset by higher gross profit on fresh-cut products.

o
Gross profit on non-tropical fruit decreased principally due to lower selling prices of grapes in North America and Asia, higher costs of grapes in North America as a result of increased fuel costs and lower per unit selling prices of stonefruit in North America and Europe, partially offset by higher per unit selling prices for grapes in the Middle East due to reduced supplies in the region.

o
Gross profit on pineapples decreased principally due to lower selling prices in Europe and Asia combined with higher fuel costs.  Worldwide per unit sales prices decreased 2%, per unit cost were slightly higher and sales volume increased 6%.

o	Gross profit on tomatoes decreased due to higher procurement costs.

o	Gross profit on fresh-cut products increased principally due to higher sales volume and per unit sales prices in North America that resulted from increased sales of higher priced products.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $9.5 million from $85.0 million for the first six months of 2010 to $94.5 million for the first six months of 2011.  The increase was principally due to higher professional fees.

Gain on Sales of Property, Plant and Equipment. The gain on sales of property, plant and equipment was $0.8 million during the first six months of 2011 as compared with $3.4 million during the first six months of 2010.   During the first six months of 2011 gain on sales of property, plant and equipment consisted primarily of sales of surplus equipment and during the first six months of 2010 it consisted primarily of the sale of refrigerated vessels.

Asset Impairment and Other Charges, Net. Asset impairment and other charges, net were $12.2 million during the first six months of 2011 as compared with $24.0 million during the first six months of 2010.  During the first six months of 2011, we recorded $4.9 million in asset impairments and contract termination charges and a $3.3 million goodwill impairment charge as a result of our Central America melon program rationalization and we also recorded $1.3 million in contract termination and severance charges related to our decision to abandon an isolated area in our banana operations in the Philippines, $1.7 million in other charges and legal costs related to Hawaii, $0.8 million related to the write-off of an abandoned banana producing area in Costa Rica due to low productivity and $0.2 million in other charges. These charges were related to the banana and the other fresh produce segments.

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

Operating Income.  Operating income for the first six months of 2011 increased by $44.6 million from $75.2 million in the first six months of 2010 to $119.8 million for the first six months of 2011.  The increase in operating income was due to higher gross profit, lower asset impairment and other charges, partially offset by higher selling, general and administrative expenses and lower gain on sales of property, plant and equipment.

Interest Expense.  Interest expense decreased by $2.7 million from $6.4 million for the first six months of 2010 to $3.7 million for the first six months of 2011, principally due to lower interest rates and average debt balances.

Other Expense, Net.  Other expense, net was $3.4 million for the first six months of 2011 as compared with $9.6 million for the first six months of 2010, a decrease of $6.2 million.  The decrease in other expense is primarily attributable to lower foreign exchange losses.

Provision for (Benefit from) Income Taxes.  Provision for (benefit from) income taxes was a provision of $20.3 million for the first six months of 2011 as compared with $1.5 million for the first six months of 2010.  The increase in the tax provision is due to higher earnings in certain taxable jurisdictions combined with an accrual of $4.3 million for an uncertain tax position in a foreign jurisdiction.  In addition, the provision for income taxes for the first six months of 2010 included a benefit of $7.3 million as a result of a change in estimate.

Fair Value Measurements

During the second quarter of 2011, we recognized $7.7 million in impairment charges related to a second quarter decision to discontinue planting certain melon varieties in Central America as part of the ongoing melon rationalization program. The carrying value of these assets was $10.5 million including $7.2 million in property, plant and equipment consisting primarily of buildings and machinery and equipment and $3.3 million of melon goodwill.  Property, plant and equipment was written down to a fair value of $2.8 million.  We estimated the fair value of these assets using the income based approach considering the cash flows that would be obtained as a result of the production and distribution of melons in areas of continued production.  The income based approach utilizes unobservable inputs.  Due to the use of unobservable inputs, we classify the fair value of these growing areas within Level 3 of the fair value hierarchy.

We assess goodwill for impairment on an annual basis on the first day of the fourth quarter of each year, or sooner if events indicate such a review is necessary.  As a result of the decision to discontinue planting certain melon varieties, which significantly reduced melon volumes in the future, we estimated an implied fair value of the melon reporting unit’s goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill (including any unrecognized intangible assets). This exercise yielded a write-off of the melon goodwill of $3.3 million.  As of July 1, 2011, we were not aware of any other items or events that would cause us to further adjust the recorded value of goodwill for impairment.

Potential impairment exists if the fair value of a reporting unit to which goodwill has been allocated is less than the carrying value of the reporting unit. The amount of the impairment to recognize, if any, is calculated as the amount by which the carrying value of goodwill exceeds its implied value. Future changes in the estimates used to conduct the impairment review, including revenue projection, market values and changes in the discount rate used, could cause the analysis to indicate that our goodwill is impaired in subsequent periods and result in a write-off of a portion or all of goodwill. The discount rate used is based on independently calculated risks, our capital mix and an estimated market risk premium. The fair value of the prepared food reporting unit’s goodwill is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of this asset. If we are unable to recover from current challenging economic conditions in Europe, the prepared food reporting unit goodwill may be at risk for impairment in the future.   We disclosed the sensitivities related to the prepared food reporting unit’s goodwill in our annual financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Item 4.   Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 1, 2011.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.  Such officers also confirm that there was no change in our internal control over financial reporting during the quarter ended July 1, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

See Note 12, “Commitments and Contingencies”, to the Consolidated Financial Statements, Part I, Item 1 included herein.

Item 1A.    Risk Factors

There have been no material changes in the risk factors from the information provided in Item 1A. Risk Factors of our annual report on Form 10-K for the year ended December 31, 2010.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our purchases of Ordinary Shares during the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (1)(2)
April 1, 2011 through April 30, 2011	-	$-	-	$191,965,965
May 1, 2011 through May 31, 2010	-	$-	-	$191,965,965
June 1, 2011 through July 1, 2011	-	$-	-	$191,965,965
Total	-	$-	-	$191,965,965

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

Item 6.          Exhibits

10.1
2011 Omnibus Share Incentive Plan (incorporated by reference to Exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 24, 2011).

31.1*	Certification of Chief Executive Officer filed pursuant to 17 CFR 240.13a-14(a).

31.2*	Certification of Chief Financial Officer filed pursuant to 17 CFR 240.13a-14(a).

32*	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 17 CFR 240.13a-14(b) and 18 U.S.C. Section 1350.

101.INS** 101.SCH** 101.CAL** 101.DEF** 101.LAB** 101.PRE**
XBRL Instance Document.

XBRL Taxonomy Extension Schema Document.

XBRL Taxonomy Extension Calculation Linkbase Document.

XBRL Taxonomy Extension Definition Linkbase Document.

XBRL Taxonomy Extension Label Linkbase Document.

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

Fresh Del Monte Produce Inc.

Date: August 3, 2011	By:	/s/ Hani El-Naffy
Hani El-Naffy
President & Chief Operating Officer

	By:	/s/ Richard Contreras
Richard Contreras
Senior Vice President & Chief Financial Officer