Form 10-Q
period 2011-09-30
FRESH DEL MONTE PRODUCE INC
filed 2011-11-01
CIK 1047340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 21, 2011, there were 57,755,757 ordinary shares of Fresh Del Monte Produce Inc. issued and outstanding, respectively.

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

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)
(U.S. dollars in millions, except share and per share data)

	September 30,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$26.8	$49.1
Trade accounts receivable, net of allowance of
$6.5 and $7.8, respectively	271.1	313.8
Other accounts receivable, net of allowance
of $8.0 and $12.3, respectively	55.6	63.4
Inventories	401.7	410.4
Deferred income taxes	14.8	17.5
Prepaid expenses and other current assets	41.7	27.1
Total current assets	811.7	881.3

Investments in and advances to unconsolidated companies	3.0	4.0
Property, plant and equipment, net	1,033.1	1,033.1
Deferred income taxes	58.7	57.2
Other noncurrent assets	130.1	135.7
Goodwill	402.6	406.4
Total assets	$2,439.2	$2,517.7

Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued expenses	$340.9	$331.9
Current portion of long-term debt and capital lease obligations	5.1	5.3
Deferred income taxes	25.3	27.5
Income taxes and other taxes payable	19.6	2.8
Total current liabilities	390.9	367.5

Long-term debt and capital lease obligations	108.3	290.3
Retirement benefits	75.5	76.5
Other noncurrent liabilities	58.9	69.6
Deferred income taxes	80.6	82.3
Total liabilities	714.2	886.2

Commitments and contingencies

Shareholders' equity:
Preferred shares, $0.01 par value; 50,000,000 shares
authorized; none issued or outstanding	-	-
Ordinary shares, $0.01 par value; 200,000,000 shares
authorized; 58,237,239 issued and 58,036,839 outstanding
and 58,725,430 issued and outstanding, respectively	0.6	0.6
Paid-in capital	454.2	462.9
Retained earnings	1,258.5	1,167.8
Less: 200,400 treasury shares at cost	(4.7)	-
Accumulated other comprehensive loss	(10.2)	(24.1)
Total Fresh Del Monte Produce Inc. shareholders' equity	1,698.4	1,607.2
Noncontrolling interests	26.6	24.3
Total shareholders' equity	1,725.0	1,631.5
Total liabilities and shareholders' equity	$2,439.2	$2,517.7

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(U.S. dollars in millions, except share and per share data)

	Quarter ended		Nine months ended
	September 30,	October 1,	September 30,	October 1,
	2011	2010	2011	2010

Net sales	$795.2	$793.1	$2,808.9	$2,736.2
Cost of products sold	732.3	741.1	2,520.3	2,503.4
Gross profit	62.9	52.0	288.6	232.8

Selling, general and administrative expenses	47.1	40.9	141.6	125.9
Gain on sales of property, plant and equipment	1.8	4.5	2.6	7.9
Asset impairment and other charges, net	0.6	0.1	12.8	24.1
Operating income	17.0	15.5	136.8	90.7

Interest expense	2.1	2.2	5.8	8.6
Interest income	0.4	0.3	0.8	0.7
Other expense (income), net	0.4	(3.0)	3.8	6.6

Income before income taxes	14.9	16.6	128.0	76.2

Provision for income taxes	2.0	3.2	22.3	4.7
Net income	$12.9	$13.4	$105.7	$71.5

Less: net income (loss) attributable to noncontrolling interests	0.7	(1.1)	3.1	(0.3)
Net income attributable to Fresh Del Monte Produce Inc.	$12.2	$14.5	$102.6	$71.8

Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Basic	$0.21	$0.24	$1.73	$1.16

Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Diluted	$0.21	$0.24	$1.72	$1.16

Dividends declared per ordinary share	$0.10	$-	$0.20	$-

Weighted average number of ordinary shares:
Basic	59,393,954	60,735,357	59,266,561	61,984,107
Diluted	59,510,829	60,919,626	59,556,442	62,149,688

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(U.S. dollars in millions)

	Nine months ended
	September 30,	October 1,
	2011	2010
Operating activities:
Net income	$105.7	$71.5
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	55.1	59.2
Amortization of debt issuance costs	3.0	1.7
Stock-based compensation expense	7.4	6.1
Asset impairment charges	9.3	25.8
Change in uncertain tax positions	4.2	(0.9)
Gain on sales of property, plant and equipment	(2.5)	(7.9)
Equity in loss of unconsolidated companies	0.6	0.7
Deferred income taxes	(1.8)	(6.2)
Foreign currency translation adjustment	(0.8)	(3.6)
Changes in operating assets and liabilities:
Receivables	47.7	46.7
Inventories	6.7	42.8
Prepaid expenses and other current assets	(2.4)	(5.5)
Accounts payable and accrued expenses	16.6	18.9
Other noncurrent assets and liabilities	-	(9.5)
Net cash provided by operating activities	248.8	239.8

Investing activities:
Capital expenditures	(62.7)	(48.0)
Proceeds from sales of property, plant and equipment	3.9	12.5
Return of investment by an unconsolidated company	-	4.2
Net cash used in investing activities	(58.8)	(31.3)

Financing activities:
Proceeds from long-term debt	362.2	389.3
Payments on long-term debt	(545.6)	(512.8)
Contributions from (distributions to) noncontrolling interests, net	(3.1)	3.4
Proceeds from stock options exercised	21.8	0.8
Dividends paid	(11.9)	-
Repurchase of shares	(37.9)	(78.8)
Net cash used in financing activities	(214.5)	(198.1)

Effect of exchange rate changes on cash	2.2	5.9

Net (decrease) increase in cash and cash equivalents	(22.3)	16.3
Cash and cash equivalents, beginning	49.1	34.5
Cash and cash equivalents, ending	$26.8	$50.8

Supplemental cash flow information:
Cash paid for interest	$2.9	$6.5
Cash paid for income taxes	$2.9	$4.3

Non-cash financing and investing activities:
Purchase of assets under capital lease obligations	$0.3	$0.5
Retirement of treasury shares	$37.9	$76.9
Purchase of unconsolidated subsidiary	$0.5	$-
Sale of unconsolidated subsidiary	$0.8	$-

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

The accompanying unaudited Consolidated Financial Statements for the quarter and nine months ended September 30, 2011 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments of a normal recurring nature considered necessary for fair presentation have been included.  Operating results for the quarter and nine months ended September 30, 2011, are subject to significant seasonal variations and are not necessarily indicative of the results that may be expected for the year ending December 30, 2011. For further information, refer to the Consolidated Financial Statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2010.

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

We are required to evaluate events occurring after September 30, 2011 for recognition and disclosure in the Consolidated Financial Statements for the quarter and nine months ended September 30, 2011.  Events are evaluated based on whether they represent information existing as of September 30, 2011, which require recognition in the Consolidated Financial Statements, or new events occurring after September 30, 2011, which do not require recognition but require disclosure if the event is significant to the Consolidated Financial Statements.  We evaluated events occurring subsequent to September 30, 2011 through the date of issuance of these Consolidated Financial Statements.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

2.  Recently Issued Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) to amend the guidance in the Accounting Standards Codification (“ASC”) related to Intangibles – Goodwill and Other.  This amendment will provide us the option of performing a qualitative assessment before calculating the fair value of the reporting unit.  If it is determined that the fair value of the reporting unit is more likely than not less than the carrying amount, on the basis of qualitative factors, the two-step impairment test would be required.  The amendments is effective for annual and interim goodwill impairment tests performed for our 2012 fiscal year, with earlier adoption permitted.  This ASU impacts the manner in which goodwill is assessed for impairment but does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment.  It also does not change the requirement to test goodwill for impairment between annual tests if there are indicators of impairment.  This ASU has no effect on our financial condition, results of operations or cash flows.

In June 2011, the FASB issued an ASU to amend guidance in the ASC related to the Presentation of Comprehensive Income. This amendment will require us to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The amended guidance, which must be applied retroactively, is effective for interim and annual periods beginning the first day of our 2012 fiscal year, with earlier adoption permitted. This ASU impacts presentation only, and it will have no effect on our financial condition, results of operations or cash flows.

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

3.  Asset Impairment and Other Charges

The following represents a summary of asset impairment and other charges, net recorded during the quarter and nine months ended September 30, 2011 and October 1, 2010 (U.S. dollars in millions):

	Quarter ended			Nine-months ended
	September 30, 2011			September 30, 2011
	Long-lived and other asset impairment	Exit activity and other charges	Total	Long-lived and other asset impairment		Exit activity and other charges	Total
Banana segment:
Philippine decision to abandon an isolated
area of our banana operation	$-	$-	$-	$-		$1.3	$1.3
Costa Rica exit of low banana-producing areas	-	-	-	0.8		-	0.8
United Kingdom closure of distribution center	0.6	0.7	1.3	0.6		0.7	1.3
Other fresh produce segment:
Central America melon program rationalization	-	-	-	7.7	(1)	0.5	8.2
Hawaiian other charges and legal costs (reversal)
related to pineapple operation exit activities	-	(0.7)	(0.7)	-		1.0	1.0
Prepared segment:
Other impairment charges	-	-	-	0.2		-	0.2
Total asset impairment and other charges, net	$0.6	$-	$0.6	$9.3		$3.5	$12.8

(1) Includes melon goodwill impairment of $3.3 million

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

3.  Asset Impairment and Other Charges (continued)

	Quarter ended			Nine months ended
	October 1, 2010			October 1, 2010
	Long-lived and other asset impairment	Exit activity and other charges	Total	Long-lived and other asset impairment	Exit activity and other charges	Total
Banana segment:
Guatemala banana plantation flood damage
and insurance reimbursements	$0.2	$(2.4)	$(2.2)	$6.0	$(2.4)	$3.6
Brazil insurance recoveries for 2008 flooding
of banana plantations	-	-	-	-	(0.4)	(0.4)
North America relocation of port facility	0.7	-	0.7	0.7	-	0.7
Other fresh produce segment:
Brazil melon operation exit activities	-	-	-	-	1.1	1.1
Chile earthquake	-	-	-	1.0	-	1.0
Prepared segment:
United Kingdom Del Monte® perpetual,
royalty-free brand name license	1.4	-	1.4	1.4	-	1.4
South Africa exit activities	-	0.2	0.2	16.7	-	16.7
Total asset impairment and other charges, net	$2.3	$(2.2)	$0.1	$25.8	$(1.7)	$24.1

Exit Activity and Other Reserves

The following represents a rollforward of 2011 exit activity and other reserves (U.S. dollars in millions):

	Exit activity and other reserve balance at December 31, 2010	Impact to Earnings	Cash Paid	Exit activity and other reserve balance at September 30, 2011

Termination benefits	$1.3	$0.3	$(0.6)	$1.0
Contract termination and other
exit activity charges	1.5	2.2	(1.6)	2.1
	$2.8	$2.5	$(2.2)	$3.1

Included in the exit activity and other reserve balance at September 30, 2011 are $2.1 million in contract termination costs related to the closure of under-utilized distribution centers in the United Kingdom in the banana segment and $1.0 million in termination benefits primarily related to the previously announced decision to exit Hawaiian production operations in the other fresh produce segment. We do not expect additional charges related to the exit and other activities mentioned above that would significantly impact our results of operations and financial condition.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

4.  Noncontrolling Interests

The following table reconciles shareholders’ equity attributable to noncontrolling interests (U.S. dollars in millions):

	Nine months ended
	September 30,	October 1,
	2011	2010

Noncontrolling interests, beginning	$24.3	$22.1
Net income (loss) attributable to the noncontrolling interests	3.1	(0.3)
Translation adjustments	0.1	0.8
Capital (distributions) contributions	(0.9)	2.7
Noncontrolling interests, ending	$26.6	$25.3

5.  Variable Interest Entities

Effective January 2, 2010, we adopted the ASU issued by the FASB on December 23, 2009, which codifies Statement of Financial Accounting Standard No. 167, “Amendments to FASB Interpretation No. 46(R)” and amends the consolidation guidance that applies to Variable Interest Entities (“VIEs”).  The ASU amends many important provisions of the existing ASC guidance on “Consolidation”. This amended consolidation guidance for VIEs replaces the existing quantitative approach for identifying which enterprise should consolidate a VIE, which was based on which enterprise is exposed to a majority of the risks and rewards, with a qualitative approach, based on which enterprise has both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. Determinations about whether an enterprise should consolidate a VIE are required to be evaluated continuously as changes to existing relationships or future transactions may result in a consolidation or deconsolidation of VIEs. The adoption of the ASU did not have an impact on our Consolidated Financial Statements other than to require additional disclosures.

One of our Del Monte Gold® Extra Sweet pineapple producers meets the definition of a VIE pursuant to the ASC guidance on “Consolidation” and is consolidated. Our variable interest in this entity includes an equity investment and certain debt guarantees.  All of this entity’s pineapple production is sold to us. Based on the criteria of this ASC, as amended by this ASU, we are the primary beneficiary of this entity’s expected residual returns or losses in excess of our ownership interest. Although we are the primary beneficiary, the VIE’s creditors do not have recourse against our general credit. At September 30, 2011, the VIE had total assets of $42.1 million and total liabilities of $9.9 million. The VIE had long-term debt of $4.8 million, which is collateralized by its property, plant and equipment and further guaranteed by a $1.0 million standby letter of credit issued by us.  As of September 30, 2011, the VIE is current on the guaranteed long-term debt. There are no other restrictions on the assets of the VIE.

We have provided funding for capital investments in the VIE in proportion to our voting interest. We may from time to time in the future provide additional funding for capital investments in the VIE.

6.  Financing Receivables

In July 2010, the FASB issued an ASU relating to improving disclosure on the credit quality of financing receivables and allowances for credit losses and requires expanded disclosures on the balance of financing receivables, aging of those receivables and related allowance for doubtful accounts information at a disaggregated level. The ASU also requires roll-forward of the allowance for doubtful accounts related to financing receivables. Financing receivables are defined as a contractual right to receive money, on demand or on fixed or determinable dates and is recognized as an asset in the creditor’s balance sheet. We adopted the guidance in this ASU on December 31, 2010 and additional guidance regarding disclosure of reporting period activity such as roll-forwards of the related allowance for doubtful accounts in our financial statements for the quarter ended September 30, 2011. This ASU did not have an impact to our Consolidated Financial Statements other than require us to provide increased disclosures.

Other accounts receivable less allowances are recognized on our accompanying Consolidated Balance Sheets at net realizable value, which approximates fair value.  Other accounts receivable includes value-added taxes receivables, seasonal advances to growers and suppliers, which are usually short-term in nature, and other financing receivables.

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

The following table details financing receivables including the related allowance for doubtful accounts (U.S. dollars in millions):

	September 30,		December 31,
	2011		2010
	Short-term	Long-term	Short-term		Long-term
Gross advances to growers	$29.0	$2.3	$34.2		$0.5
Allowance for advances to growers	(3.4)	-	(3.8)		(0.2)
Net advances to growers	$25.6	$2.3	$30.4		$0.3

Gross notes receivable	$1.0	$0.3	$8.2		$1.0
Allowance for notes receivable	-	-	(0.6)		-
Net notes receivable	$1.0	$0.3	$7.6	(a)	$1.0

(a) Includes $6.9 million of notes receivable, net of allowance of $0.6 million, related to the sale of the assets of our South Africa canning operation, which was paid in January 2011.

The current and noncurrent portions of the financing receivables included above are classified in the Consolidated Balance Sheets in other accounts receivable and other noncurrent assets, respectively.

The following table details the credit risk profile of the above listed financing receivables (U.S. dollars in millions):

	Current Status	Past Due Status	Total
Gross advances to growers:
September 30, 2011	$27.9	$3.4	$31.3
December 31, 2010	30.7	4.0	34.7
Gross notes receivable:
September 30, 2011	$1.3	$-	$1.3
December 31, 2010	9.2	-	9.2

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

6.  Financing Receivables (continued)

The allowance for doubtful accounts and the related financing receivables for the quarter ended September 30, 2011 were as follows (U.S. dollars in millions):

	Quarter ended	Nine months ended
	September 30, 2011	September 30, 2011
Allowance for advances to growers:
Balance, beginning of period	$3.7	$4.0
Deductions to allowance including
recoveries	(0.3)	(0.6)
Balance, end of period	$3.4	$3.4

Allowance for notes receivable:
Balance, beginning of period	$-	$0.6
Deductions to allowance including
recoveries	-	(0.6)
Balance, end of period	$-	$-

7.  Uncertain Tax Position

During the nine months ended September 30, 2011, there was a net increase of $3.6 million of uncertain tax positions including interest and penalties of $1.7 million, of which $3.7 million will affect the effective tax rate.  The increase  is primarily related to an accrual of $3.8 million, including $1.5 million of interest and penalties related to a position in a foreign jurisdiction, affecting the years 2005 and 2006, that is no longer at more likely than not of being sustained.  This position is expected to be settled within the next 12 months.

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

Stock-based compensation expense included in selling, general and administrative expenses related to stock options on a straight-line, single-award basis and restricted stock awards included in the accompanying Consolidated Statements of Income was as follows (U.S. dollars in millions, except per share data):

	Quarter ended		Nine months ended
	September 30,	October 1,	September 30,	October 1,
	2011	2010	2011	2010

Stock-based compensation expense	$3.5	$1.6	$7.4	$6.1

Stock-based compensation expense per diluted share	$0.06	$0.03	$0.12	$0.10

We are in a net operating loss carry-forward position in the relevant jurisdictions. Therefore, for the quarter and nine months ended September 30, 2011, excess share-based payment deductions resulting from stock options exercised in these periods have not been realized through a reduction in taxes currently payable or related effect on cash flows. Proceeds of $21.8 million and $0.8 million were received from the exercise of stock options for the nine months ended September 30, 2011 and October 1, 2010, respectively.

The following table lists the various stock option grants occurring for the nine months ended September 30, 2011 and October 1, 2010:

Stock Option Grant	Number of Options Granted	Exercise Price	Fair Value
August 3, 2011 - Employees	920,000	$23.76	$9.57
March 2, 2011 - Chairman and Chief Executive Officer	161,000	26.67	9.57
March 3, 2010 - Chairman and Chief Executive Officer	161,000	20.13	7.46

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

8.  Stock-Based Compensation (continued)

All stock options were granted from our 1999 Share Incentive Plan and 2011 Plan and may be exercised over a period not in excess of 10 years. These options vested 20% on the applicable grant date and will vest an additional 20% on each of the first four anniversaries of the applicable grant dates.

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

50% of each award of restricted stock granted under the Directors Equity Plan will vest on the date on which it was granted.  The remaining 50% of each award will vest upon the six-month anniversary of the date on which the recipient ceases to serve as a member of the Board of Directors.  The provision in the Director’s Equity Plan that allows directors to retain all of their awards once they cease to serve as a member of the Board of Directors is considered a nonsubstantive service condition in accordance with the guidance provided by the ASC on “Compensation – Stock Compensation”.  Accordingly, we recognize compensation cost immediately for restricted stock awards granted to non-management members of the Board of Directors.

On January 3, 2011, we awarded 27,853 shares from our Directors Equity Plan at a price of $25.14 per share. On May 5, 2010, we awarded 32,956 restricted shares from our Directors Equity Plan at a price of $21.24 per share.  Stock-based compensation expense of $0.7 million was recognized on the grant date for each grant of restricted shares.

9.  Inventories

Inventories consisted of the following (U.S. dollars in millions):

	September 30,	December 31,
	2011	2010
Finished goods	$124.3	$138.8
Raw materials and packaging supplies	144.6	134.1
Growing crops	132.8	137.5
Total inventories	$401.7	$410.4

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

10.  Long-Term Debt and Capital Lease Obligations

The following is a summary of long-term debt and capital lease obligations (U.S. dollars in millions):

	September 30,	December 31,
	2011	2010
Senior secured revolving credit facility (see Credit Facility below)	$104.7	$285.0
Various other notes payable	6.9	7.2
Capital lease obligations	1.8	3.4
Total long-term debt and capital lease obligations	113.4	295.6
Less: Current portion	(5.1)	(5.3)
Long-term debt and capital lease obligations	$108.3	$290.3

On July 17, 2009, we entered into a senior-secured revolving credit facility (the “Credit Facility”), with Rabobank Nederland, New York Branch, as administrative agent and lead arranger. The following is a summary of the material terms of the Credit Facility and other working capital facilities (U.S. dollars in millions):

	Term	Maturity Date	Interest Rate at September 30, 2011	Borrowing Limit	Available Borrowings

Credit Facility	3.5 years	January 17, 2013	1.74%	$300.0	$179.9
Other working capital facilities	Varies	Varies	Varies	20.0	18.6
				$320.0	$198.5

The Credit Facility includes a swing line facility and a letter of credit facility with a $100 million sublimit.  Borrowings under the Credit Facility bear interest at a spread over the London Interbank Offer Rate (“LIBOR”) that varies with our leverage ratio. The Credit Facility is collateralized directly or indirectly by substantially all of our assets and is guaranteed by certain of our subsidiaries. On March 28, 2011, we amended the Credit Facility by lowering the applicable margins over LIBOR or Base rate borrowings that vary with our leverage ratio.  Effective August 8, 2011, we voluntarily lowered the borrowing limit on the Credit Facility from $500.0 to $300.0 million in order to reduce our unused commitment fees.  As a result of the voluntary reduction of our borrowing limit, we proportionately reduced debt issuance costs by $1.2 million.  This write-off is included in interest expense in the accompanying Consolidated Statements of Income.

The Credit Facility requires us to be in compliance with financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers. As of September 30, 2011, we were in compliance with all of the covenants contained in the Credit Facility. The Credit Facility permits borrowings under the revolving commitment with an interest rate determined based on our leverage ratio and spread over LIBOR. In addition, we pay a fee on unused commitments.

At September 30, 2011, we applied $15.4 million to the letter of credit facility, comprised primarily of certain contingent obligations and other governmental agency guarantees combined with guarantees for purchases of raw materials and equipment. Included in the letter of credit facility, $1.0 million relates to a debt guarantee for a VIE. We also had $8.9 million in other letters of credit and bank guarantees not included in the letter of credit facility. Refer to Note 5, “Variable Interest Entities”, for further discussion of VIEs.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

11.  Comprehensive Income

The following table sets forth comprehensive income for the quarter and nine months ended September 30, 2011 and October 1, 2010 (U.S. dollars in millions):

	Quarter ended		Nine months ended
	September 30,	October 1,	September 30,	October 1,
	2011	2010	2011	2010
Comprehensive income:
Net income	$12.9	$13.4	$105.7	$71.5
Net unrealized gain (loss) on derivatives	17.8	(38.7)	14.2	(36.8)
Net unrealized foreign currency
translation (loss) gain	(10.9)	14.7	(0.8)	9.6
Net change in retirement benefit
adjustment, net of tax	0.3	(0.1)	0.6	(0.1)
Comprehensive income (loss)	20.1	(10.7)	119.7	44.2

Less: comprehensive income (loss) attributable to noncontrolling interests	0.4	(0.7)	3.2	0.5
Comprehensive income (loss) attributable to Fresh Del Monte Produce Inc.	$19.7	$(10.0)	$116.5	$43.7

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

On April 25, 2005, two of our subsidiaries were served with a complaint styled Juan Jose Abrego, et al. v. Dole Food Company, et al. filed in the Superior Court of the State of California for the County of Los Angeles on behalf of 955 Guatemalan residents who claim injury from exposure to DBCP. An initial review of the plaintiffs in the Abrego action found that a substantial number of the plaintiffs were claimants in prior DBCP actions and may have participated in the settlement of those actions. On June 27, 2008, the court dismissed the claims of 206 plaintiffs who were parties to prior DBCP actions. On October 1, 2009, our subsidiaries joined a motion to dismiss the claims of the remaining Abrego plaintiffs on grounds of forum non conveniens in favor of the courts of Michigan. On December 15, 2009, the court granted the joint motion.  On February 16, 2010, plaintiffs appealed the court's dismissal of the action.  On December 29, 2010, the appellate court affirmed the Superior Court’s dismissal of the remaining plaintiffs, who have sought review of the dismissal by the California Supreme Court, which was denied.  To date plaintiffs have not filed their claims with the courts of Michigan.

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

On July 13, 2011, one of our subsidiaries was served with multiple complaints filed in the United States District Court for the Eastern District of Louisiana on behalf of 121 Panamanian residents, 72 Costa Rican residents and 68 Ecuadorian residents who claim injury from exposure to DBCP.  On October 17, 2011, our subsidiary filed its answer to the complaint.

In February 2011, a group of former banana cooperative workers from the Philippines filed a complaint in the Philippines against two of our subsidiaries claiming injury from exposure to DBCP.  The trial court dismissed the complaint against our subsidiaries on October 3, 2011.  In August 2011, the same group of former banana workers from the Philippines filed a complaint in the Superior Court of the State of California for the County of Los Angeles against one of our subsidiaries again claiming injury from exposure to DBCP.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

12.  Commitments and Contingencies (continued)

The European Commission did, however, find that Internationale Fruchtimport Gesellschaft Weichert & Co KG (“Weichert”), an entity in which one of our subsidiaries formerly held an indirect 80% noncontrolling interest, infringed EU competition rules and imposed upon it a €14.7 million ($19.7 million using exchange rates as of September 30, 2011) fine. The European Commission has asserted that we controlled Weichert during the period by virtue of our subsidiary’s former, indirect noncontrolling interest and has therefore held that we are jointly and severally liable for Weichert’s payment of the fine. On December 31, 2008, we filed an appeal of this determination on grounds, among others, that Weichert did not violate EU competition rules and that, in any event, we cannot be held jointly and severally liable for Weichert’s acts under applicable German law.  On April 14, 2010, Weichert filed a statement of intervention in support of our appeal and seeking annulment of the European Commission’s determination.

Breach of Contract Litigation

On July 31, 2003, Net Results, Inc., a consulting company, filed a complaint alleging breach of contract against one of our subsidiaries in an action styled Net Results, Inc. v. Del Monte Fresh Produce Company in the Eleventh Judicial Circuit of Florida (Miami-Dade County, Florida).  On April 15, 2008, the plaintiff amended its complaint to include an additional claim of anticipatory repudiation and sought a significant amount of damages.  Our subsidiary denied liability and brought a counterclaim against the plaintiff.  In November 2009, the jury returned a verdict in favor of the plaintiff in the amount of $10 million.  Our subsidiary’s post-trial motions requested, among other things, that the jury’s verdict be set aside and that judgment be entered in favor of our subsidiary.  On March 25, 2010, the trial court denied the motions and entered a final judgment in the amount of $15.7 million (plus attorneys’ fees).  On April 15, 2010, our subsidiary appealed the judgment.  The oral argument hearing on the appeal of our subsidiary was held on July 13, 2011.  On October 19, 2011, the Third District Court of Appeal for the State of Florida ruled in favor of the appeal of our subsidiary and reversed and remanded the case for a new trial on damages.

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

On September 25, 2003, the EPA issued the Record of Decision (“ROD”). The EPA estimates in the ROD that the remediation costs associated with the cleanup of the Kunia Well Site will range from $12.9 million to $25.4 million and will last approximately 10 years. The undiscounted estimates are between $14.8 million and $28.7 million. The undiscounted estimate on which our accrual is based totals $22.7 million and is discounted using a 5.0% rate. As of September 30, 2011, there is $16.7 million included in other noncurrent liabilities and $1.0 million included in accounts payable and accrued expenses in the Consolidated Balance Sheets for the Kunia Well Site clean-up. We expect to expend approximately $1.0 million in cash in the next 12 months and $0.5 million in cash per year for the following five years. Certain portions of the EPA’s estimates have been discounted using a 5.0% interest rate.

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

Additional Information

At this time, management is not able to evaluate the likelihood of a favorable or unfavorable outcome in any of the above-described matters. Accordingly, management is not able to estimate the range or amount of loss, if any, from any of the above-described matters and no accruals or expenses have been recorded for these matters as of September 30, 2011, except as related to the Kunia Well Site.

In addition to the foregoing, we are involved from time to time in various claims and legal actions incident to our operations, both as plaintiff and defendant. In the opinion of management, after consulting with legal counsel, none of these other claims are currently expected to have a material adverse effect on the results of operations, financial position or our cash flows.

We intend to vigorously defend ourselves in all of the above matters.

13.  Earnings Per Share

Basic and diluted net income per ordinary share is calculated as follows (U.S. dollars in millions, except share and per share data):

	Quarter ended		Nine months ended
	September 30,	October 1,	September 30,	October 1,
	2011	2010	2011	2010
Numerator:
Net income attributable to Fresh Del Monte Produce Inc.	$12.2	$14.5	$102.6	$71.8

Denominator:
Weighted average number of ordinary shares - Basic	59,393,954	60,735,357	59,266,561	61,984,107
Effect of dilutive securities - employee stock options	116,875	184,269	289,881	165,581
Weighted average number of ordinary shares - Diluted	59,510,829	60,919,626	59,556,442	62,149,688

Net income per ordinary share attributable to
Fresh Del Monte Produce Inc.:
Basic	$0.21	$0.24	$1.73	$1.16
Diluted	$0.21	$0.24	$1.72	$1.16

Ordinary share activity for the quarter and nine month period is summarized as follows:

	Quarter ended		Nine months ended
	September 30,	October 1,	September 30,	October 1,
	2011	2010	2011	2010
Ordinary shares issued/ (retired) as a result of:
Stock option exercises	39,000	45,000	1,148,105	59,472
Restricted stock grants	-	-	27,853	32,956
Treasury share retirement	(1,636,296)	(1,264,921)	(1,636,296)	(3,631,600)

Refer to Note 18, “Shareholders’ Equity”, for disclosures related to the stock repurchase program and retired shares.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

14.  Retirement and Other Employee Benefits

The following table sets forth the net periodic benefit costs of our pension plans and post-retirement plans (U.S. dollars in millions):

	Quarter ended		Nine months ended
	September 30,	October 1,	September 30,	October 1,
	2011	2010	2011	2010
Service cost	$0.9	$0.8	$2.7	$2.4
Interest cost	1.7	1.8	5.2	5.6
Expected return on assets	(1.0)	(0.8)	(2.9)	(2.6)
Amortization of net actuarial loss	0.4	0.3	1.1	0.8
Net periodic benefit costs	$2.0	$2.1	$6.1	$6.2

We funded our U.S. based non-contributory defined benefit pension plan by $1.2 million during the nine months ended September 30, 2011. The funding was actuarially determined based on U.S. funding regulations.

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

	Quarter ended
	September 30, 2011		October 1, 2010
	Net Sales	Gross Profit (Loss)	Net Sales	Gross Profit (Loss)
Banana	$375.1	$(1.0)	$370.1	$(6.7)
Other fresh produce	337.0	52.1	329.4	45.2
Prepared food	83.1	11.8	93.6	13.5
Totals	$795.2	$62.9	$793.1	$52.0

	Nine months ended
	September 30, 2011		October 1, 2010
	Net Sales	Gross Profit	Net Sales	Gross Profit
Banana	$1,268.7	$91.3	$1,225.0	$42.2
Other fresh produce	1,266.1	151.7	1,244.9	153.5
Prepared food	274.1	45.6	266.3	37.1
Totals	$2,808.9	$288.6	$2,736.2	$232.8

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

The foreign currency forward contracts qualifying as cash flow hedges were designated as single-purpose cash flow hedges of forecasted cash flows.  Based on our formal assessment of hedge effectiveness of our qualifying foreign currency forward contracts, we determined that the impact of hedge ineffectiveness was de minimis for the quarters and nine month periods ended September 30, 2011 and October 1, 2010, respectively.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

16.  Derivative Financial Instruments (continued)

Certain of our derivative instruments contain provisions that require the current credit relationship between the Company and its counterparty to be maintained throughout the term of the derivative instruments.  If that credit relationship changes, certain provisions could be triggered, and the counterparty could request immediate collateralization of derivative instruments in net liability position above a certain threshold.  The aggregate fair value of all derivative instruments with a credit-risk-related contingent feature that are in a liability position on September 30, 2011 is $19.4 million.  As of September 30, 2011, no triggering event has occurred and thus we are not required to post collateral.  If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2011, the entity would not be required to post $19.4 million of collateral to its counterparty because the collateralization threshold has not been met.

We had the following outstanding foreign currency forward contracts as of September 30, 2011:

Notional Amount
Foreign Currency Contracts Qualifying as Cash Flow Hedges:
Euro		€236.2 million
British pound		£12.7 million
Japanese yen	JPY	13,261.1 million
Polish zloty	PLN	2.2 million
Costa Rican colon	CRC	31,500.0 million
Chilean peso	CLP	7,283.7 million
Brazilian real	BRL	22.2 million
Kenya shilling	KES	1,704.7 million

The following table reflects the fair values of derivative instruments as of September 30, 2011 and December 31, 2010 (U.S. dollars in millions):

Derivatives Designated as Hedging Instruments (1)(2)
	Foreign exchange contracts
Balance Sheet Location:	September 30, 2011	December 31, 2010
Asset derivatives:
Prepaid expenses and other current assets	$15.1	$4.1
Other noncurrent assets	2.6	-
Total asset derivatives	$17.7	$4.1

Liability derivatives:
Accounts payable and accrued expenses	$18.4	$13.6
Other noncurrent liabilities	3.6	9.1
Total liability derivatives	$22.0	$22.7

(1) We expect that $3.3 million of the net fair value of hedges recognized as a net loss in accumulated other comprehensive income ("AOCI") will be transferred to earnings during the next 12 months and $1.0 million will be transferred to earnings during 2012 along with the effect of the related forecasted transaction.
(2) See Note 17, "Fair Value Measurements", for fair value disclosures.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

16.  Derivative Financial Instruments (continued)

The following table reflects the effect of derivative instruments on the Consolidated Statements of Income for the quarters ended September 30, 2011 and October 1, 2010, respectively (U.S. dollars in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Quarter ended			Quarter ended
	September 30, 2011	October 1, 2010		September 30, 2011	October 1, 2010
Foreign exchange contracts	$20.7	$(39.9)	Net sales	$(6.4)	$3.7
Foreign exchange contracts	(2.8)	-	Cost of products sold	0.3	-
Bunker fuel swap agreements (1)	-	1.2	Cost of products sold	-	0.8

Total	$17.9	$(38.7)		$(6.1)	$4.5

	Nine months ended			Nine months ended
	September 30, 2011	October 1, 2010		September 30, 2011	October 1, 2010
Foreign exchange contracts	$16.2	$(32.6)	Net sales	$(18.6)	$19.7
Foreign exchange contracts	(2.0)	(0.9)	Cost of products sold	0.7	0.9
Bunker fuel swap agreements (1)	-	(3.3)	Cost of products sold	-	2.4

Total	$14.2	$(36.8)		$(17.9)	$23.0

(1) The bunker fuel swap agreements had an inneffective portion of less than $0.1 million for the quarter ended October 1, 2010.

During the nine months ended September 30, 2011, one of our subsidiaries entered into a foreign currency forward contract denominated in Korean won that did not qualify for cash flow hedge accounting.  We recognized a gain of $0.4 million in other expense, net for the quarter and zero impact for the nine months ended September 30, 2011, respectively, on our Consolidated Statements of Income related to this contract.  This contract has settled as of September 30, 2011.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

17.  Fair Value Measurements (continued)

The following table provides a summary of the fair values of assets and liabilities measured on a recurring basis under the ASC on “Fair Value Measurements and Disclosures” (U.S. dollars in millions):

Fair Value Measurements
Foreign currency forward contracts, net liability

	September 30, 2011	December 31, 2010

Quoted Prices in Active Markets for Identical Assets (Level 1)	$-	$-

Significant Observable Inputs (Level 2)	4.3	18.6

Significant Unobservable Inputs (Level 3)	-	-

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

Fair Value of Non-Financial Assets

During the third quarter of 2011, we recognized $0.7 million in contract termination costs as a result of the closure of a distribution facility in the United Kingdom in the banana segment.  We estimate the fair value of this obligation using an income based approach, whereby our cash flows are adjusted for a market premium risk.  The income based approach utilized unobservable inputs and such is classified as Level 3 of the fair value hierarchy.

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

The market approach uses prices and other relevant information generated by market transactions involving comparable assets.  We used observable inputs based on market participant information related to the sale of South African assets and, as such, we classifed the fair value of the investment in South Africa within Level 2 of the fair value hierarchy. We received the regulatory approval for the sale of our South Africa canning operations effective October 11, 2010.  On October 12, 2010, the sale of our South Africa canning operations was executed for $8.4 million and was collected by January 27, 2011.

The following is a tabular presentation of the non-recurring fair value measurement along with the level within the fair value hierarchy in which the fair value measurement in its entirety falls (U.S. dollars in millions):

	2011 Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Central American melon assets	$2.8	$-	$-	$2.8
United Kingdom contract termination	0.7			0.7
	$3.5	$-	$-	$3.5

	2010 Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment in South Africa subsidiary	$7.8	$-	$7.8	$-
DEL MONTE® U.K. Beverage Trademark	5.1	-	-	5.1
	$12.9	$-	$7.8	$5.1

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

18.  Shareholders’ Equity

Our shareholders have authorized 50,000,000 preferred shares at $0.01 par value of which none has been issued or is outstanding. Our shareholders have authorized 200,000,000 ordinary shares of common stock of which 58,237,239 and 58,036,839 ordinary shares are issued and outstanding at September 30, 2011, respectively.

On July 31, 2009, our Board of Directors approved a three-year stock repurchase program of up to $150 million of our Ordinary Shares. On May 5, 2010, our Board of Directors approved an additional three-year stock repurchase program of up to $150 million of our ordinary shares.

The following represents a summary of repurchase activity during the quarter and nine months ended (U.S. dollars in millions, except share and per share data):

	Summary of Repurchases
	September 30, 2011			October 1, 2010
	Shares	USD	Average price per share	Shares	USD	Average price per share

Quarter ended:	1,836,696	$42.6	$23.18	1,353,621	$29.1	$21.53

Nine months ended:	1,836,696	42.6	23.18	3,720,300	78.8	21.19

We repurchased 6,895,355 ordinary shares, for an aggregate purchase price of $150.7 million under the aforementioned $300 million repurchase program. We have retired 6,694,955 of the 6,895,355 ordinary shares. We have a maximum dollar value of $149.3 million of shares that may yet be purchased under the stock repurchase program.  As of September 30, 2011, we had $4.7 million in accounts payable and accrued expenses related to 200,400 shares repurchased that were not paid, total cash proceeds on repurchases for the nine months ended were $37.9 million.  Refer to Consolidated Statements of Cash Flows for stock repurchases in the period.

Subsequent to September 30, 2011, we continued to purchase ordinary shares as part of the three-year stock repurchase program.  During the period from October 1, 2011 through the filing date, we repurchased 281,082 ordinary shares in open market transactions at an average price of $22.96.  All of the ordinary shares that have been repurchased to date have been retired as October 21, 2011.

On March 3, 2011, our Board of Directors declared an interim cash dividend of $0.05 per ordinary share to shareholders of record on March 16, 2011. At the Annual General Meeting of Shareholders held on May 4, 2011, the shareholders approved a cash dividend previously declared by the Board of Directors for the year ended December 31, 2010, of $0.05 per ordinary share, payable on June 10, 2011, to shareholders of record on May 18, 2011.  On August 3, 2011, our Board of directors increased the interim cash dividend from $0.05 to $0.10 per ordinary share.  We paid $6.0 million and $11.9 million in dividends during the quarter and nine months ended September 30, 2011, respectively.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $248.8 million for the first nine months of 2011 as compared with $239.8 million for the first nine months of 2010, an increase of $9.0 million.  The increase in cash provided by operating activities was principally attributable to higher net income, partially offset by changes in operating assets and liabilities, principally a lower decrease in inventories during the first nine months of 2011 as compared with the same period in 2010.

Working capital was $420.8 million at September 30, 2011 compared with working capital of $513.8 million at December 31, 2010.  The decrease in working capital of $93.0 million was primarily attributable to lower cash and cash equivalents, accounts receivables, inventories and higher accounts payable and accrued expenses, partially offset by higher income taxes and other taxes payable.  Accounts receivables and inventories are lower as compared with year-end 2010 due to seasonal variations and lower quantities of finished products in-transit to markets and income and other taxes payable increased due to higher earnings in certain taxable jurisdictions.

Net cash used in investing activities for the first nine months of 2011 was $58.8 million compared with $31.3 million for the first nine months of 2010.  Net cash used in investing activities for the first nine months of 2011 consisted of capital expenditures of $62.7 million, partially offset by proceeds from sales of property, plant and equipment of $3.9 million.  Capital expenditures for the first nine months of 2011 were primarily for improvements and expansion of production facilities in Jordan, Kenya and Greece related to the prepared food segment and Costa Rica, Guatemala and the Middle East related to the other fresh produce segment.  Capital expenditures for the first nine months of 2011 also included improvements of distribution facilities in North America and production facilities in Guatemala principally related to the banana segment. Proceeds from sales of property, plant and equipment for the first nine months of 2011 consisted primarily of the sale of surplus shipping-related equipment.

Net cash used in investing activities for the first nine months of 2010 consisted of capital expenditures of $48.0 million, partially offset by proceeds from sales of property, plant and equipment of $12.5 million and the return of capital by one of our Costa Rica subsidiaries of $4.2 million.  Capital expenditures for the first nine months of 2010 were primarily for expansion of production facilities in Costa Rica, Guatemala, Brazil, Philippines and Kenya and port facilities in North America related to the banana, other fresh produce and prepared food segments.  Proceeds from sales of property, plant and equipment for the first nine months of 2010 consisted primarily of the sale of four refrigerated vessels and a distribution center in Brazil.

Net cash used in financing activities for the first nine months of 2011 was $214.5 million compared with $198.1 million for the first nine months of 2010.  Net cash used in financing activities for the first nine months of 2011 consisted of net repayments on long-term debt of $183.4 million, distributions to noncontrolling interests of $3.1 million, $11.9 million of dividends paid and repurchase of our ordinary shares of $37.9 million, partially offset by proceeds from stock options exercised of $21.8 million.

Net cash used in financing activities for the first nine months of 2010 consisted of net repayments on long-term debt of $123.5 million and repurchases of our ordinary shares of $78.8 million, partially offset by contributions from noncontrolling interests of $3.4 million and proceeds from stock options exercised of $0.8 million.

We finance our working capital and other liquidity requirements primarily through cash from operations and borrowings under our senior secured revolving credit facility (the “Credit Facility”) administered by Rabobank Nederland, New York Branch. Effective August 8, 2011, we voluntarily lowered the borrowing capacity on the Credit Facility from $500.0 million to $300.0 million in order to reduce our unused commitment fees.  As a result of the voluntary reduction of our borrowing capacity, we proportionately reduced capitalized debt issuance costs by $1.2 million.  This write-off is included as additional interest expense in our accompanying Consolidated Statement of Income. The Credit Facility has a 3.5-year term, with a scheduled termination date of January 17, 2013.  The Credit Facility includes a swing line facility and a letter of credit facility with a $100.0 million sublimit.  Borrowings under the Credit Facility bear interest at a spread over the London Interbank Offer Rate (“LIBOR”) that varies with our leverage ratio. On March 28, 2011, we amended the Credit Facility by lowering the applicable margins over LIBOR or Base rate borrowings that vary with our leverage ratio.  The Credit Facility is collateralized directly or indirectly by substantially all of our assets and is guaranteed by certain of our subsidiaries. At September 30, 2011, we had $104.7 million outstanding under the Credit Facility bearing interest at a per annum rate of 1.74%.  In addition, we pay a fee on unused commitments.

The Credit Facility requires us to be in compliance with financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers.  As of September 30, 2011, we were in compliance with all of the financial and other covenants contained in the Credit Facility.

At September 30, 2011, we had $198.5 million available under committed working capital facilities, primarily under the Credit Facility.  At September 30, 2011, we applied $15.4 million to the letter of credit facility, comprised primarily of certain contingent obligations and other governmental agencies and purchases of equipment guarantees.  We also had $8.9 million in other letters of credit and bank guarantees not included in the letter of credit facility.

As of September 30, 2011, we had $113.4 million of long-term debt and capital lease obligations, including the current portion, consisting of $104.7 million outstanding under the Credit Facility, $1.8 million of capital lease obligations and $6.9 million of other long-term debt and notes payable.

Based on our operating plan, combined with our borrowing capacity under our Credit Facility, we believe we will have sufficient resources to meet our cash obligations in the foreseeable future.

As of September 30, 2011, we had cash and cash equivalents of $26.8 million.

As a result of abandoning isolated areas in the Philippines banana operations due to plant disease, melon program rationalization in Costa Rica and Guatemala and the closure of distribution centers in the United Kingdom, we paid approximately $0.3 million in termination benefits and $2.2 million in contractual obligations during the first nine months of 2011.  We expect to make additional payments of approximately $3.1 million principally related to the previously announced closure of our Hawaii pineapple operations and the closure of facilities in the United Kingdom.  In addition, we expect to pay approximately $3.8 million in the next 12 months as a result of an unfavorable outcome to litigation regarding a tax position in a foreign jurisdiction.  These cash outlays will be funded from operating cash flows and available borrowings under credit facilities.

The fair value of our derivatives changed from a net liability of $18.6 million as of December 31, 2010, to a net liability of $4.3 million as of September 30, 2011 related to our foreign currency cash flow hedges.  The decrease in the net liability related primarily to the stronger U.S. dollar relative to the euro and British pound offset by the weaker U.S. dollar relative to the Japanese yen being hedged when compared to the contracted exchange rates.  We expect that $3.3 million in net liabilities outstanding will be transferred to earnings during the next 12 months and $1.0 million in 2012, along with the earnings effect of the related forecasted transaction for each year.

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

Net sales by geographic region:

	Quarter ended				Nine months ended
	September 30, 2011		October 1, 2010		September 30, 2011		October 1, 2010
North America	$399.9	50%	$380.5	48%	$1,430.6	51%	$1,355.4	49%
Europe	174.7	22%	198.1	25%	666.8	24%	703.6	26%
Asia	93.6	12%	93.6	12%	341.2	12%	319.1	12%
Middle East	114.2	14%	108.6	14%	324.3	11%	308.2	11%
Other	12.8	2%	12.3	1%	46.0	2%	49.9	2%
Total	$795.2	100%	$793.1	100%	$2,808.9	100%	$2,736.2	100%

Product net sales and gross profit:

	Quarter ended
	September 30, 2011				October 1, 2010
	Net Sales		Gross Profit (Loss)		Net Sales		Gross Profit (Loss)
Banana	$375.1	47%	$(1.0)	-2%	$370.1	47%	$(6.7)	-13%
Other fresh produce	337.0	42%	52.1	83%	329.4	41%	45.2	87%
Prepared food	83.1	11%	11.8	19%	93.6	12%	13.5	26%
Total	$795.2	100%	$62.9	100%	$793.1	100%	$52.0	100%

	Nine months ended
	September 30, 2011				October 1, 2010
	Net Sales		Gross Profit		Net Sales		Gross Profit
Banana	$1,268.7	45%	$91.3	32%	$1,225.0	45%	$42.2	18%
Other fresh produce	1,266.1	45%	151.7	52%	1,244.9	45%	153.5	66%
Prepared food	274.1	10%	45.6	16%	266.3	10%	37.1	16%
Total	$2,808.9	100%	$288.6	100%	$2,736.2	100%	$232.8	100%

Third Quarter 2011 Compared with Third Quarter 2010

Net Sales. Net sales for the third quarter of 2011 were $795.2 million compared with $793.1 million for the third quarter of 2010.  The increase in net sales of $2.1 million was attributable to higher net sales of other fresh produce and bananas, partially offset by lower net sales of prepared food.

•
Net sales in the other fresh produce segment increased $7.6 million principally as a result of higher net sales of fresh-cut products and pineapples, partially offset by lower net sales of tomatoes, Argentine grain and melons.

o	Net sales of fresh-cut products increased primarily due to increased sales of higher priced products combined with an expanded customer base.

o
Net sales of pineapples increased principally as a result of higher sales volume in North America, the Middle East and Asia, partially offset by lower sales volume in Europe.  Per unit sales prices were higher in Europe and North America due to favorable market conditions and exchange rates and lower in the Middle East and Asia due to increases in sales volumes.  Worldwide sales volume increased 4% and per unit sales prices increased 5% principally due to favorable market and growing conditions.

o	Net sales of tomatoes decreased principally due to lower customer demand and program rationalization.

o	Net sales of Argentine grain decreased as a result of our decision in 2010 to exit grain operations in Argentina.

o	Net sales of melons decreased principally as a result of lower sales volume in North America due to the rationalization of melon operations, partially offset by higher per unit sales prices.

•
Net sales of bananas increased by $5.0 million principally due to higher per unit sales prices in North America and higher sales volumes in the Middle East, partially offset by lower sales volume and per unit sales prices in Europe and lower per unit sales prices in Asia.  Worldwide banana per unit sales prices decreased 4% and sales volume increased by 6%.

o	North America banana net sales increased principally as a result of higher per unit sales prices due to industry shortages.

o	Middle East banana net sales increased due to higher sales volume, partially offset by lower per unit sales prices.

o	Europe banana net sales decreased as a result of lower sales volumes and lower per unit sales prices that resulted from unfavorable market conditions.

o	Asia banana net sales decreased principally due to lower demand.

•
Net sales in the prepared food segment decreased $10.5 million principally due to lower net sales of canned pineapple and deciduous products in Europe as a result of reduced production volumes of pineapple due to the residual effect of a drought earlier in the year in our sourcing operation and planned volume reduction of deciduous products. Partially offsetting these decreases in net sales were higher net sales in our Jordanian poultry and processed meat business that resulted from improved selling prices and an expanded customer base.

Cost of Products Sold.  Cost of products sold was $732.3 million for the third quarter of 2011 compared with $741.1 million for the third quarter of 2010, a decrease of $8.8 million.  This decrease in cost of products sold was primarily attributable to lower fruit cost that resulted from favorable growing conditions, partially offset by higher fuel costs.

Gross Profit. Gross profit was $62.9 million for the third quarter of 2011 compared with $52.0 million for the third quarter of 2010, an increase of $10.9 million.  The increase in gross profit was primarily attributable to higher gross profit on other fresh produce and bananas, partially offset by lower gross profit on prepared food.

•	Gross profit in the other fresh produce segment increased $6.9 million principally due to higher gross profit on pineapples partially offset by lower gross profit on fresh-cut products.

o
Gross profit on pineapples increased principally due to higher per unit sales prices in North America and Europe primarily the result of favorable market conditions combined with lower fruit cost that resulted from favorable growing conditions, partially offset by higher fuel costs.  Worldwide per unit sales prices increased 5% and per unit cost decreased 2%.

o	Gross profit on fresh-cut products decreased principally due to higher fruit costs that resulted from higher input costs, partially offset by higher per unit sales prices and sales volumes.

•
Gross profit in the banana segment increased $5.7 million primarily due to higher per unit sales prices in North America as a resulted of industry shortages and improved market conditions, partially offset by higher fuel costs and lower sales volume and per unit sales prices in Europe.  Also contributing to the increase in gross profit during the third quarter of 2011 was lower fruit cost that resulted from favorable growing conditions.

•
Gross profit in the prepared food segment decreased by $1.7 million principally as a result of lower gross profit on canned pineapples due to lower yields as a result of drought conditions and higher ocean freight costs.  Also contributing to the decrease in gross profit was higher production cost in our Jordanian poultry business as a result of lower yields, partially offset by higher per unit sales price.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $6.2 million from $40.9 million in the third quarter of 2010 to $47.1 million for the third quarter of 2011.  The increase was principally due to higher compensation and advertising and promotional expense.

Gain on Sales of Property, Plant and Equipment. The gain on sales of property, plant and equipment of $1.8 million during the third quarter of 2011 was principally due to the sale of shipping-related equipment.  The gain on sales of property, plant and equipment of $4.5 million during the third quarter of 2010 was principally related to the sale of a distribution center in Brazil and the sale of a refrigerated vessel and other shipping-related equipment.

Asset Impairment and Other Charges, Net. Asset impairment and other charges, net were $0.6 million during the third quarter of 2011 as compared with $0.1 million during the third quarter of 2010.  During the third quarter of 2011, we recorded $1.3 million in asset impairments and contract termination charges due to the closure of a leased distribution center in the United Kingdom related to the banana segment and a reversal of accrued legal expenses of $0.7 million in Hawaii related to the other fresh produce segment.

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

Operating Income.  Operating income for the third quarter of 2011 increased by $1.5 million from $15.5 million in the third quarter of 2010 to $17.0 million for the third quarter of 2011.  The increase in operating income was due to higher gross profit, partially offset by higher selling, general and administrative expenses, lower gain on sales of property, plant and equipment and higher asset impairment and other charges.

Interest Expense.  Interest expense was $2.1 million for the third quarter of 2011 as compared with $2.2 million for the third quarter of 2010, a decrease of $0.1 million.  This decrease was principally due to lower interest rates and average debt balances partially offset by a $1.2 million write-off of debt issuance costs as a result of our voluntary reduction of available borrowing capacity under our Credit Facility.

Other Expense(Income), Net.  Other expense, net was $0.4 million for the third quarter of 2011 as compared with other income of $3.0 million for the third quarter of 2010.  The decrease in other expense (income) of $3.4 million was principally attributable to foreign exchange losses during the third quarter of 2011 as compared with foreign exchange gains during the third quarter of 2010.

Provision for Income Taxes. Provision for income taxes was $2.0 million for the third quarter of 2011 as compared with $3.2 million for the third quarter of 2010.

First Nine Months of 2011 Compared with First Nine Months of 2010

Net Sales. Net sales for the first nine months of 2011 were $2,808.9 million compared with $2,736.2 million for the first nine months of 2010.  The increase in net sales of $72.7 million was attributable to higher net sales in all of our segments.

•
Net sales of bananas increased by $43.7 million principally due to higher sales volume and per unit sales prices in North America and higher per unit sales prices in Asia, partially offset by lower sales volume in Europe and the Middle East.  Worldwide banana per unit sales prices increased 4% and sales volume was relatively flat as compared with the prior year.

o	North America banana net sales increased principally as a result of higher per unit sales prices due to industry shortages.

o	Asia banana net sales increased principally due to higher per unit sales prices as a result of improved market conditions and favorable exchange rates.

o	Europe banana net sales decreased primarily as a result of lower sales volumes earlier in the year, partially offset by higher per unit sales prices and favorable exchange rates.

o	Middle East banana net sales decreased principally due to lower sales volume and lower per unit sales prices.

•
Net sales in the other fresh produce segment increased $21.2 million principally as a result of higher net sales of non-tropical fruit, fresh-cut products and pineapples, partially offset by lower net sales of melons, strawberries and Argentine grain.

o
Net sales of non-tropical fruit increased principally due to significantly higher per unit sales prices of avocados in North America as a result of increased demand, combined with higher sales volume of grapes in Asia and North America and higher per unit sales prices of grapes in the Middle East, partially offset by lower per unit selling prices of grapes in North America.

o
Net sales of fresh-cut products increased primarily due to higher per unit sales prices and sales volume in North America, Europe and the Middle East that resulted from improved market conditions and an expanded customer base.

o
Net sales of pineapples increased principally as a result of higher sales volume in Asia, the Middle East and North America principally due to favorable growing conditions in Asia, partially offset by lower sales volume in Europe and lower per unit sales prices in Asia and the Middle East.

o	Net sales of melons decreased principally as a result of planned sales volume reductions.

o	Net sales of strawberries decreased due to lower customer demand in North America.

o	Net sales of Argentine grain decreased as a result of our decision in 2010 to exit grain operations in Argentina.

•
Net sales in the prepared food segment increased $7.8 million principally due to higher net sales in our Jordanian poultry and processed meat business that resulted from improved selling prices and an expanded customer base combined with higher net sales of pineapple industrial products in Europe and beverage products in Africa and the Middle East.  Partially offsetting these increases were lower net sales of canned deciduous and pineapple products as a result of reduced deciduous sourcing from South Africa and lower yields in our Kenya pineapple operations as a result of drought conditions earlier in the year.

Cost of Products Sold.  Cost of products sold was $2,520.3 million for the first nine months of 2011compared with $2,503.4 million for the first nine months of 2010, an increase of $16.9 million.  This increase in cost of products sold was primarily attributable to higher fruit cost for all segments with the exception of bananas as a result of higher input costs combined with higher fuel cost and unfavorable exchange rates in producing countries.  Partially offsetting these increases in cost of product sold was a reduction of other charges associated with exit activities, floods and an earthquake.  During the first nine months of 2010, we incurred $8.3 million in other charges principally related to exit activities in Brazil, the write-off of inventory as a result of damage caused by floods in our Guatemala banana farms and by an earthquake in our Chile non-tropical fruit operations.

Gross Profit. Gross profit was $288.6 million for the first nine months of 2011 compared with $232.8 million for the first nine months of 2010, an increase of $55.8 million.  The increase in gross profit was primarily attributable to higher gross profit on bananas and prepared food, partially offset by lower gross profit on other fresh produce.

•
Gross profit in the banana segment increased $49.1 million primarily due to higher per unit sales prices in North America and Asia that resulted from industry shortages and improving market conditions combined with lower fruit cost due to favorable growing conditions, partially offset by higher fuel costs and lower sales volume in Europe.

•
Gross profit in the prepared food segment increased by $8.5 million principally as a result of lower costs of canned deciduous products as a result of operational improvements made during 2010, combined with increases in per unit sales prices of pineapple products and beverage products that resulted from improved market conditions.  These increases in gross profit were partially offset by higher costs in the Jordanian poultry business, primarily the cost of corn feed and higher fruit cost in our Kenya canned pineapple operations principally due to unfavorable growing conditions.

•
Gross profit in the other fresh produce segment decreased $1.8 million principally due to lower gross profit on non-tropical fruit and tomatoes, partially offset by higher gross profit on pineapples and melons.

o
Gross profit on non-tropical fruit decreased principally due to lower selling prices of grapes in North America and Asia and higher costs of grapes in North America as a result of increased fruit procurement and fuel costs.  Also contributing to the decrease in gross profit was lower per unit selling prices of stonefruit in North America and Europe.  Partially offsetting these decreases in gross profit on non-tropical fruit were higher per unit selling prices for grapes in the Middle East due to reduced supplies in the region combined with higher gross profit on apples resulting from increased sales volumes in South America.

o	Gross profit on tomatoes decreased principally due to higher procurement and freight costs.

o
Gross profit on pineapples increased principally due to higher sales volumes in North America, the Middle East and Asia as a result of favorable growing conditions partially offset by lower selling prices in the Middle East and higher fuel costs.

o	Gross profit on melons increased due to the rationalization of the melon program that commenced in 2010.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $15.7 million from $125.9 million for the first nine months of 2010 to $141.6 million for the first nine months of 2011.  The increase was principally due to higher compensation expense combined with higher selling and marketing expenses in Europe.

Gain on Sales of Property, Plant and Equipment. The gain on sales of property, plant and equipment was $2.6 million during the first nine months of 2011 as compared with $7.9 million during the first nine months of 2010.   During the first nine months of 2011 gain on sales of property, plant and equipment consisted primarily of sales of shipping-related and other surplus equipment and during the first nine months of 2010 it consisted primarily of the sale of one refrigerated vessel and other shipping-related equipment as well as a distribution center in Brazil.

Asset Impairment and Other Charges, Net. Asset impairment and other charges, net were $12.8 million during the first nine months of 2011 as compared with $24.1 million during the first nine months of 2010.

During the first nine months of 2011 we recorded the following asset impairments and other charges related to the banana and other fresh produce segments:

•	$1.3 million in asset impairments and contract termination charges due to the closure of a leased distribution center in the United Kingdom;

•	$4.9 million in asset impairments and contract termination charges and a $3.3 million goodwill impairment charge as a result of our Central America melon program rationalization;

•	$1.3 million in contract termination and severance charges related to our decision to abandon an isolated area in our banana operations in the Philippines;

•	$1.0 million in other charges and legal costs related to Hawaii;

•	$0.8 million related to the write-off of an abandoned banana producing area in Costa Rica due to low productivity; and

•	$0.2 million in other impairments charges.

During the first nine months of 2010, we recorded the following asset impairments and other charges:

•
As a result of entering into an agreement to sell substantially all of the assets of our South Africa canning operations, we recognized a $16.7 million asset impairment of our investment in South Africa and other charges related to the prepared food segment;

•
A $1.4 million impairment charge of the DEL MONTE® perpetual, royalty-free brand name license in the United Kingdom due to lower than expected sales volume and pricing for beverage products in the prepared food segment;

•	A $0.7 million impairment charge as a result of the relocation of a port facility in North America related to the banana segment and other fresh produce segment;

•	$6.0 million in impairment charges and received $2.4 million in insurance reimbursements related to flood damage to our Guatemala banana farms;

•	$1.1 million in asset impairments and other charges due to the discontinuation of melon growing operations in Brazil related to the other fresh produce segment;

•	$1.0 million in impairment charges related to damages caused by an earthquake in Chile in the other fresh produce segment; and

•	$0.4 million of insurance recoveries related to the 2008 flood damage to our Brazil banana plantations.

Operating Income.  Operating income for the first nine months of 2011 increased by $46.1 million from $90.7 million in the first nine months of 2010 to $136.8 million for the first nine months of 2011.  The increase in operating income was due to higher gross profit, lower asset impairment and other charges, partially offset by higher selling, general and administrative expenses and lower gain on sales of property, plant and equipment.

Interest Expense.  Interest expense decreased by $2.8 million from $8.6 million for the first nine months of 2010 to $5.8 million for the first nine months of 2011, principally due to lower interest rates and average debt balances, partially offset by a $1.2 million write-off of debt issuance costs as a result of our voluntary reduction of available borrowing capacity under our Credit Facility.

Other Expense, Net.  Other expense, net was $3.8 million for the first nine months of 2011 as compared with $6.6 million for the first nine months of 2010, a decrease of $2.8 million.  The decrease in other expense is primarily attributable to lower foreign exchange losses.

Provision for Income Taxes.  Provision for income taxes was $22.3 million for the first nine months of 2011 as compared with $4.7 million for the first nine months of 2010.  The increase in the tax provision is due to higher earnings in certain taxable jurisdictions combined with an accrual of $4.2 million for an uncertain tax position in a foreign jurisdiction.  In addition, the provision for income taxes for the first nine months of 2010 included a benefit of $7.3 million as a result of a change in estimate.

Fair Value Measurements

During the third quarter of 2011, we recognized $0.7 million in contract termination costs as a result of the closure of a distribution facility in the United Kingdom in the banana segment.  We estimate the fair value of this obligation using an income based approach, whereby our cash flows are adjusted for a market premium risk.  The income based approach utilized unobservable inputs and such is classified as Level 3 of the fair value hierarchy.

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

We assess goodwill for impairment on an annual basis on the first day of the fourth quarter of each year, or sooner if events indicate such a review is necessary.  As a result of the decision to discontinue planting certain melon varieties, which significantly reduced melon volumes in the future, we estimated an implied fair value of the melon reporting unit’s goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill (including any unrecognized intangible assets). This exercise yielded a write-off of the melon goodwill of $3.3 million.  As of September 30, 2011, we were not aware of any other items or events that would cause us to further adjust the recorded value of goodwill for impairment.

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

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.  Such officers also confirm that there was no change in our internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 12, “Commitments and Contingencies”, to the Consolidated Financial Statements, Part I, Item 1 included herein.

Item 1A.	Risk Factors

There have been no material changes in the risk factors from the information provided in Item 1A. Risk Factors of our annual report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our purchases of ordinary shares during the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (1)(2)
July 2, 2011 through July 31, 2011	-	$-	-	$191,965,965
August 1, 2011 through August 31, 2011	697,496	$22.76	697,496	$176,090,956
September 1, 2011 through September 30, 2011	1,139,200	$23.44	1,139,200	$149,388,108
Total	1,836,696	$23.18	1,836,696	$149,388,108

(1)
As of September 30, 2011, we retired 1,636,296 of the repurchased ordinary shares and had 200,400 treasury shares. The remaining 200,400 shares were retired prior to the issuance of the Consolidated Financial Statements included in Part I.

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

Fresh Del Monte Produce Inc.

Date: November 1, 2011	By:	/s/ Hani El-Naffy
Hani El-Naffy
President & Chief Operating Officer

	By:	/s/ Richard Contreras
Richard Contreras
Senior Vice President & Chief Financial Officer

33