Form 10-K
period 2011-12-30
FRESH DEL MONTE PRODUCE INC
filed 2012-02-28
CIK 1047340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2011

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

 Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐ No   ☒

The aggregate market value of Ordinary Shares held by non-affiliates at July 1, 2011, the last business day of the registrant’s most recently completed second quarter, and was $1,070,668,415 based on the number of shares held by non-affiliates of the registrant and the reported closing price of Ordinary Shares on July 1, 2011 of $26.99.

As of February 17, 2012, there were 57,796,277 ordinary shares of Fresh Del Monte Produce Inc. issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the 2011 Annual General Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year are incorporated by reference in Part III of this report.

Forward-Looking Statements

     In this Annual Report (the “Report”), references to “$” and “dollars” are to United States dollars. References in this Report to Fresh Del Monte, “we”, “our” and “us” refer to Fresh Del Monte Produce Inc. and its subsidiaries, unless the context indicates otherwise. Percentages and certain amounts contained herein have been rounded for ease of presentation. Any discrepancies in any table between totals and the sums of amounts listed are due to rounding. As used herein, references to the years ended 2009, 2010 and 2011 are to fiscal years ended January 1, 2010, December 31, 2010 and December 30, 2011, respectively.

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

History and Development of Fresh Del Monte

Our legal name is Fresh Del Monte Produce Inc., and our commercial name is Del Monte Fresh Produce. We are an exempted holding company, incorporated under the laws of the Cayman Islands on August 29, 1996. At December 30, 2011, the close of our most recent fiscal year, members of the Abu-Ghazaleh family directly owned 34.7% of our outstanding Ordinary Shares.

Our principal executive office is located at Walker House, 87 Mary Street, George Town, Grand Cayman, KY1-9002, Cayman Islands. The address of our U.S. executive office is Del Monte Fresh Produce Company, 241 Sevilla Avenue, Coral Gables, Florida 33134. Our telephone number at our U.S. executive office is (305) 520-8400. Our Internet address is http://www.freshdelmonte.com. The electronic version of this Annual Report on Form 10-K, along with other information about us, our operations and our results and other documents filed with the Securities and Exchange Commission (“SEC”) can be found on our Web site. Information on our Web site is not a part of this Report on Form 10-K.

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

Our capital expenditures totaled $79.4 million in 2011, consisting of approximately $30.5, principally for improvements and expansion of production facilities in Costa Rica, Guatemala, North America and Chile related to the other fresh produce segment and $26.2 for improvements and expansion of production facilities in Guatemala, Costa Rica and distribution facilities in North America and Saudi Arabia related to the banana segment. Our capital expenditures in 2011 also included $22.7 million for improvements and expansion of production facilities in Jordan, Saudi Arabia, Kenya and Greece related to the prepared food segment. Our capital expenditures totaled $70.8 million in 2010, consisting of approximately $31.0 million, principally for expansion of production facilities in Guatemala, Costa Rica and Brazil combined with improvements to our port facilities in North America and distribution facilities in Saudi Arabia related to the banana segment. In 2010, we also spent approximately $33.1 million principally for expansion of production facilities in Costa Rica, Guatemala, Chile and the Philippines and fresh-cut facilities in the United States and the United Kingdom related to the other fresh produce segment and $6.7 million principally for expansion of production facilities in Kenya, Greece and Jordan related to the prepared food segment. Our capital expenditures totaled $84.5 million in 2009, consisting of approximately $51.4 million primarily for distribution centers in Saudi Arabia and for expansion of production facilities in Costa Rica, Guatemala, Brazil and the Philippines related to the banana segment, $27.8 million principally for expansion of our pineapple operations in Costa Rica and the Philippines, expansion of non-tropical fruit operations in Chile and expansion of fresh-cut fruit facilities in North America and the United Kingdom related to the other fresh produce segment and $5.3 million for expansion of production facilities in Jordan and Kenya related to the prepared food segment.  The principal capital expenditures planned for 2012 consist primarily of the expansion and improvement of production facilities in Costa Rica, Guatemala, Chile, Kenya, Greece and the Philippines and for our distribution and fresh-cut facilities in North America and Saudi Arabia.

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

We have leading market positions in the following product categories. We believe we are:

•	the number one marketer of fresh pineapples worldwide, including our Del Monte Gold®Extra Sweet pineapple;

•	the third-largest marketer of bananas worldwide;

•	a leading marketer of branded fresh-cut fruit in the United States, the United Kingdom, United Arab Emirates and Saudi Arabia;

•	a leading re-packer of tomatoes in the United States;

•	a leading year-round marketer of branded grapes in the United States;

•	a leading marketer of branded non-tropical fruit in selected markets; and

•	a leading marketer for branded canned fruit and pineapple in the European Union (EU) and other European markets and the Middle East.

We source and distribute our fresh produce products on a global basis. Our products are grown primarily in Central and South America, Africa and the Philippines. We also source products from North America and Europe. Our products are sourced from company-controlled farms and independent growers. At year end 2011, we transported our fresh produce to markets using our fleet of 12 owned and 12 chartered refrigerated vessels, and we operated four port facilities in the United States. We also operated 42 distribution centers, generally with cold storage and banana ripening facilities in our key markets worldwide, including the United States, the United Kingdom, Germany, Japan, South Korea, Hong Kong, Poland, the United Arab Emirates and Saudi Arabia. We also operate 15 fresh-cut facilities in the United States, the United Kingdom, Japan, the United Arab Emirates and Saudi Arabia, some of which are located within our distribution centers. Through our vertically integrated network, we manage the transportation and distribution of our products in a continuous temperature-controlled environment. This enables us to preserve quality and freshness, and to optimize product shelf life, while ensuring timely and year-round distribution. Furthermore, our position as a volume producer and shipper of bananas allows us to lower our average per-box logistics cost and to provide regular deliveries of our premium fresh fruit to meet the increasing demand for year-round supply.

We market and distribute our products to retail stores, food clubs, wholesalers, distributors and foodservice operators in more than 100 countries around the world. North America is our largest market, accounting for 50% of our net sales in 2011. Europe, Asia and the Middle East regions are our other major markets, accounting for 24%, 12% and 12% of our net sales in 2011, respectively. Our distribution centers and fresh-cut facilities address the growing demand from supermarket chains, club stores, foodservice providers mass merchandisers and independent grocers to provide value-added services, including the preparation of fresh-cut produce, ripening, customized sorting and packing, just-in-time and direct-store-delivery and in-store merchandising and promotional support. Large national chains are increasingly choosing fewer suppliers – ones that can serve all of their needs on a national basis – and we believe that there is a significant opportunity for a company with a full fresh and fresh-cut produce line, a well-recognized brand, a consistent supply of quality produce and a national distribution network to become the preferred supplier to these large retail and foodservice customers. We believe that we are uniquely positioned as a preferred supplier, and our goal is to expand on this status by increasing our leading position in fresh-cut produce, expanding our banana and pineapple business and diversifying our other fresh produce selections.  We are a multinational company offering a variety of fresh produce in all major markets along with fresh-cut produce in selected markets and a prepared food product line that includes prepared fruit and vegetables, juices, beverages and snacks in Europe, Africa, the Middle East and countries formerly part of the Soviet Union.

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

Products Sourcing and Production

Our products are grown and sourced primarily in Central and South America, Africa and the Philippines. We also source products from North America and Europe. In 2011, 48% of the fresh produce we sold was grown on company-controlled farms and the remaining 52% was acquired through supply contracts with independent growers. Costa Rica is our most significant sourcing location representing approximately 35% of our total sales volume of fresh produce products and where we have 43% of our property, plant and equipment in 2011.

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

The following table indicates our net sales by product for the last three years:

	Year ended
	December 30, 2011		December 31, 2010		January 1, 2010
	(U.S. dollars in millions)
Net sales by product category:
Banana	$1,653.1	46%	$1,620.3	46%	$1,510.9	43%
Other fresh produce:
Gold pineapples	529.3	15%	506.3	14%	475.6	14%
Fresh-cut produce	353.8	10%	317.3	9%	314.8	9%
Non-tropical fruit	333.7	9%	293.0	8%	278.6	8%
Melons	123.3	3%	179.5	5%	242.1	7%
Tomatoes	104.8	3%	114.3	3%	120.0	3%
Vegetables	64.4	2%	65.4	2%	68.4	2%
Other fruit, products and services	72.3	2%	97.0	3%	148.6	4%
Total other fresh produce	1,581.6	44%	1,572.8	44%	1,648.1	47%
Prepared food	355.0	10%	359.8	10%	337.4	10%
Total	$3,589.7	100%	$3,552.9	100%	$3,496.4	100%

 See Note 22, “Business Segment Data”, to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data for further information.

Bananas

Bananas are the leading internationally traded fresh fruit in terms of volume and dollar sales and the best-selling fresh fruit in the United States.  Europe and North America are the world’s largest banana markets and Asia is the third largest market. According to the latest published statistics from the Food and Agriculture Organization of the United Nations (“FAO”), in 2009, Europe, North America, Asia and the Middle East consumed 18.3, 9.0, 4.6 and 1.7 billion pounds of bananas, respectively. Bananas are a key produce department product due to their high turnover and the premium margins realized by retailers.

Bananas have a relatively short growing cycle and are grown in tropical locations with humid climates and heavy rainfall, such as Central and South America, the Caribbean, the Philippines and Africa. Bananas are grown throughout the year in these locations, although demand and prices fluctuate based on the relative supply of bananas and the availability of seasonal and alternative fruit.

We believe that we are the world’s third-largest marketer of bananas, based on internally generated data.  Our banana sales in North America, Europe, Asia and the Middle East accounted for approximately 47%, 22%, 18% and 11% of our net sales of bananas in 2011, respectively. We produced approximately 40% of the banana volume we sold in 2011 on company-controlled farms, and we purchased the remainder from independent growers.

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

We produce bananas on company-controlled farms in Costa Rica, Guatemala, Brazil, Cameroon and the Philippines and we purchase bananas from independent growers in Costa Rica, Ecuador, Colombia, Guatemala and the Philippines.  Although our supply contracts are primarily long-term, we also make purchases in the spot market, primarily in Ecuador. In Ecuador and Costa Rica, there are minimum export prices for the sale of bananas, which are established and reviewed on a periodic basis by the respective governments.

Due in part to limitations in the Philippines on foreign ownership of land, we purchase the majority of bananas in the Philippines through long-term contracts with independent growers. Approximately 83% of our Philippine-sourced bananas are supplied by one grower, representing 15% of the Philippines banana industry volume in 2011.  In the Philippines, we have leased approximately 1,200 hectares of land where we have planted approximately 880 hectares of bananas for the Asia market.

Gold Pineapples

 Pineapples are grown in tropical and sub-tropical locations, including the Philippines, Costa Rica, Hawaii, Thailand, Malaysia, Brazil, Indonesia and various countries in Africa. In contrast to bananas, pineapples have a long growing cycle of 18 months, and require re-cultivation after one to two harvests. Pineapple growing requires a higher level of capital investment, as well as greater agricultural expertise.

The premium pineapples, such as our Del Monte Gold® Extra Sweet pineapple, which has enhanced taste, golden shell color, bright yellow flesh and higher vitamin C content, has replaced the Champaka and other traditional pineapple varieties in popularity and demand and has led to increased competition.

We believe we are the market leader of fresh pineapples worldwide, based on internally generated data.   Pineapple sales in North America, Europe, Asia and the Middle East accounted for 52%, 26%, 16% and 5%, respectively, of our net sales of pineapples in 2011.  From 1996 to 2011, our volume of the Del Monte Gold® Extra Sweet pineapple increased from two and a half million boxes to 30.9 million boxes. Our pineapple sales volume increased by 6% in 2011. Based on FAO data, for the 10-year period from 1999 to 2009, the volume of pineapple sales in the United States, Europe, Asia and the Middle East increased by 156%, 163% and 61% and 713%, respectively. We believe that a substantial portion of this growth is due to our introduction of the Del Monte Gold® Extra Sweet pineapple. As a result of our continued expansion of existing pineapple operations, we expect to continue to increase the sales volume of our extra sweet pineapples in the near future with extra sweet pineapples grown in Costa Rica and the Philippines.

 The principal production and procurement areas for our gold pineapples are Costa Rica and the Philippines. Given the complexity of pineapple cultivation relative to our bananas, a higher percentage of the fresh pineapples we sell (83% by volume in 2011) are produced on company-controlled farms.

Fresh-Cut Produce

Fresh-cut produce first gained prominence in many U.S. and European markets with the introduction of washed and cut vegetables. While packaged salads continue to lead the category of fresh-cut produce sales, the category has expanded significantly to include gold extra sweet pineapples, melons, mangos, grapes, citrus and assorted vegetable produce items that are washed, cut and packaged in a ready-to-use form. Market expansion has been driven largely by consumer demand for fresh, healthy and ready-to-eat food alternatives, as well as significant demand from foodservice operators. Within this market, we believe that there has been increasing differentiation between companies active primarily in the packaged salad market and other companies, like us, that can offer a wide variety of fresh-cut fruit and vegetable items.

The majority of fresh-cut produce is sold to consumers through retail and club store settings, as well as non-conventional settings such as convenience stores, gas stations and airports. We believe that outsourcing by food retailers will increase, particularly as food safety regulations become more stringent and retailers demand more value-added services. We believe that this trend should benefit large branded suppliers like us, who are better positioned to invest in fresh-cut facilities and to service regional and national chains and foodservice operators, as well as supercenters, mass merchandisers and club stores. We also believe that large branded suppliers benefit from merchandising, branding and other marketing strategies for fresh-cut products, similar to those used for branded processed food products, which depend substantially on product differentiation.

We believe that the fresh-cut produce market continues to be one of the fastest-growing categories in the fresh produce segment, largely due to consumer trends favoring healthy and conveniently packaged ready-to-eat foods. We established a platform in this industry through acquisitions and by building upon our existing fresh-cut pineapple business. We believe that our experience in this market, coupled with our sourcing and logistics capabilities and the DEL MONTE®  brand, have enabled us to achieve a leading position in this highly fragmented market. Based on the latest supermarket scan data as supplied by an independent market data provider for 2011, we believe that we continue to be the market leader in branded fresh-cut fruit in the United States. Our fresh-cut fruit products include pineapples, melons, grapes, citrus, apples, mangos, kiwis and other fruit items. The fruit we use in our fresh-cut operations are sourced within our integrated system of company-controlled farms and from GAP-certified (good agricultural practices) independent growers. We also offer fresh-cut vegetables for prepared salads, such as coleslaw and potato salad. We purchase our vegetables for these purposes from GAP-certified independent growers in the United States and in Europe. Our purchase contracts for both fruit and vegetables are typically short-term but vary by produce item. Our fresh-cut products are sold in the United States, the United Kingdom, the Middle East and Japan.

Non-Tropical Fruit

Non-tropical fruit includes grapes, apples, pears, peaches, plums, nectarines, cherries, avocados, citrus and kiwis. Generally, non-tropical fruit grows on trees, bushes or vines that shed their leaves seasonally. Approximately 39% of our non-tropical fruit net sales are from grapes. Fresh grapes are a favorite quick, easy and healthy snack among consumers young and old. In addition to their taste, a growing body of research on fresh grapes suggests that grapes may offer significant health benefits as well.  Fresh grapes are a well-known fruit worldwide, fitting into almost any lifestyle. Based on the United States Department of Agriculture (“USDA”), Economic Research Service,  fresh grape consumption grew 10% between 1998 and 2009 in the United States and, on average, Americans consumed approximately 7.9 pounds of fresh grapes in 2009.  Fresh grapes are also processed for the production of wine, raisins, juices and canned products. The higher production cost and higher product value of fresh grapes result from more intensive production practices than are required for grapes grown for processing. While California supplies the majority of total grape volume, imports have made fresh grapes available year-round in the United States, with shipments mostly from Chile.  Most U.S. production is marketed from May to October.  Chilean grapes dominate the market from December to April.

Approximately 21% of our non-tropical fruit net sales are from the sale of avocados.  According to the latest published statistics from the USDA, for the 10-year period from 2000 to 2010, avocado imports to the United States increased by 412%.  Per capita consumption of avocados in the United Sates also increased significantly in the last 10 years.  According to the Economic Research Service of the USDA, per capita consumption of avocados reached approximately 4.1 pounds during 2009.

We sell a variety of non-tropical fruit, including all of the types referred to above.  In 2011, non-tropical fruit sales in North America, Europe, the Middle East, Asia and South America accounted for approximately 54%, 7%, 21%, 12% and 6%, respectively, of our total net sales of non-tropical fruit. We obtain our supply of non-tropical fruit from company-owned farms in Chile and from independent growers in Chile, the United States, Mexico, Spain and New Zealand.  In Chile, we purchase non-tropical fruit from independent growers and also produce a variety of non-tropical fruit on approximately 5,100 acres of company-owned or leased land. Our avocados are sourced principally from Mexico.  In Mexico, we have our own sourcing operations, ensuring a consistent supply of high-quality non-tropical fruit during the growing season. Purchase contracts for non-tropical fruit are typically made on an annual basis.

Melons

Based on FAO data, for the 10-year period from 1999 to 2009, the volume of imports of cantaloupes and other melons increased in Europe and the Middle East by 50%, 122%, respectively, and decreased by 3% in North America and 12% in Asia.  Melons are one of the highest volume fresh produce items, and this category includes many varieties, such as cantaloupe, honeydew, specialty melons and watermelon. During the summer and fall growing seasons in the United States, Canada and Europe, demand is met in large part by local suppliers of unbranded or regionally branded melons. By contrast, in North America and Europe, imports significantly increase, and melons generally command premium pricing from November to May. Melons are grown in temperate and tropical locations and have a relatively short growing cycle.

We sell a variety of melons including cantaloupe, honeydew, MAG® melon, watermelon and specialty melons, which we introduced to meet the different tastes and expectations of consumers in Europe. Cantaloupes represented approximately 74% of our melon sales volume in 2011. We are a significant producer and distributor of melons from November to May in North American and European regions by sourcing melons from our company-controlled farms and independent growers in Central America, where production generally occurs during this period.  Melons sold in North America and Europe from November to May generally command a higher price due to fewer operators and the availability of alternative fruits. Melon sales in North America and Europe accounted for 87% and 12%, respectively, of our net sales of melons in 2011. In terms of volume, we produced 92% of the melons we sold in 2011 on company-controlled farms and purchased the remainder from independent growers.

We are able to provide our customers in North America with a year-round supply of melons from diverse sources. For example, we supply the North American market during its summer season with melons from Arizona, California and the East Coast of the United States.

We have devoted significant research and development efforts towards maintaining our expertise in melons, especially cantaloupes. Melon crop yields are highly sensitive to weather conditions and are adversely affected by high levels of precipitation during the growing period of the fruit. We have developed specialized melon growing technology that we believe has reduced our exposure to the risk of intemperate weather conditions and significantly increased our yields. In recent years, there has been an industry over-supply of melons. Accordingly in 2011, we rationalized our melon operations in Central America by reducing production volumes.

Tomatoes

The United States is one of the largest producers of tomatoes in the world, ranking second to China.  Mexico and Canada are also important suppliers of fresh tomatoes within North America. Based on information from The Packer, an industry publication, in 2010, fresh tomatoes remained a top performer for food retailers, generating approximately 7.5% of a retailers’ total produce sales.

We source our tomatoes mainly from the United States, Mexico, Canada, Guatemala and El Salvador. The tomato category is highly fragmented with many suppliers, re-packers and wholesalers in various geographic regions of the United States.  As a high volume item, tomatoes are important for our network of distribution and re-packing facilities. This product category allows us to add value through leveraging our purchase volumes to reduce costs and perform the sorting, packaging and custom labeling locally, in addition to delivering on a just-in-time basis to retail chains and foodservice customers. With our fresh-cut fruit and vegetable facilities, we can add additional value by incorporating tomatoes into our consumer-packaged products. We have developed greenhouse tomato operations in Guatemala where we source volume for the North America market.

Vegetables

We distribute and market a variety of vegetables including potatoes, onions, bell peppers and cucumbers. While we sell bulk product, we also use our size and distribution network to find opportunities to add value such as sorting and packaging. We source our vegetables from independent growers in North and Central America.

Other Fruit, Products and Services

We produce, distribute and market a variety of other fruit, including strawberries, plantains and mangos, as well as various other varieties of fruit. We source these other fruit items from company controlled farms and independent growers in Costa Rica, Colombia, Guatemala and the United States.

Included in Other Fruit, Products and Services is also our third-party ocean freight business, our third-party plastics and box manufacturing business and our Argentine grain business. Our third-party ocean freight business allows us to generate incremental revenue on vessels’ return voyages to our product sourcing locations and when space is available on outbound voyages to our major markets, which reduces our overall shipping cost.  As a result of unfavorable economic conditions, in the fourth quarter of 2009, we eliminated our third-party ocean freight service from North Europe to the Caribbean.  Our plastics and box manufacturing business produces bins, trays, bags and boxes. Although this business is intended mainly to satisfy internal packaging requirements, we also sell these products to third parties.  As a result of continued under-performance, in 2010, we discontinued our grain operation and sold our grain silos in Argentina.

Prepared Food

We have a royalty-free perpetual license to use the DEL MONTE® Trademark in connection with the production, manufacture, sale and distribution of prepared foods and beverages in over 100 countries throughout Western, Eastern and Central Europe, Africa, the Middle East and countries formerly part of the Soviet Union.  In Europe, Del Monte is the premier brand with an over 85 year history associated with fruit-based or fruit-derived products and is the leading brand for canned fruit and pineapple in many Western European markets. The Del Monte brand has had a presence in the United Kingdom, the largest market, since 1926 and is perceived to be a quality brand with high consumer awareness. The Del Monte brand has a reputation with both consumers and retailers for value, quality and reliability.

We produce, distribute and market prepared pineapple, peaches, fruit cocktail, pears, tomatoes, fruit juices and other fruit and vegetables. Our prepared pineapple products are primarily sourced from our own facility in Kenya and are also sourced from independent producers in Asia. Our deciduous prepared food products, which include peaches, fruit cocktail, pears and apricots are principally sourced from our own facility in Greece and contract growers in South Africa.   Our tomato products are sourced from independent producers in Europe and the Middle East. We also distribute and market beverages, including ambient juices and juice drinks as well as various snacks.These products are sold primarily under the DEL MONTE® label and under the buyers’ own label for major retailers.   We also produce and market industrial products that are composed of fruit that has been processed in our production facilities in the form of purees, pulps and concentrates for further processing (juice, yogurt, cake manufacture, pizza, etc.) and for sale to the foodservice industry worldwide. We expect to continue investing in new product development to increase revenue, defend our premium price position and maintain market leadership in our product categories.  We plan to expand our offerings in the snack category by offering multiple varieties and sizes of fruit and vegetables in plastic pots with new and improved recipes and various juice bars, targeting the convenience store and foodservice trade in selected European and Middle East markets.

Our prepared food segment also includes our Jordanian food business. This business includes a state-of-the-art vertically integrated poultry business, including poultry farms, feed mill, slaughterhouse and meat processing plant in Jordan. Our Jordanian poultry business is the leading provider of poultry products to retail stores and foodservice operators in that country. The meat processing operation provides meat products for the Jordanian market and to other Middle East and North African markets.

Logistics Operations

We market and distribute our products to retail stores, foodservice operators, wholesalers and distributors in over 100 countries around the world. As a result, we conduct complex logistics operations on a global basis, transporting our products from the countries in which they are grown to the many markets in which they are sold worldwide. Maintaining fruit at the appropriate temperature is an important factor in preventing premature ripening and optimizing product quality and freshness. Consistent with our reputation for high-quality fresh produce, we must preserve our fresh fruit in a continuous temperature-controlled environment, beginning with the harvesting of the fruit in the field through its distribution to our end markets.

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

We transport our fresh produce to markets worldwide using our fleet of 12 owned and 12 chartered refrigerated vessels. During 2010, we sold four of our older, less efficient vessels and took delivery of two Japanese built vessels capable of carrying approximately 430,000 40-pound boxes of palletized and containerized fruit.  We believe that our fleet of owned vessels, combined with longer-term charters, is effective in reducing our ocean freight costs and mitigates our exposure to the volatility of the charter market.  We also operate a fleet of approximately 4,100 refrigerated containers, 34% are owned or under capital leases and the remaining 66% are under operating leases. Our logistics system is supported by various information systems. As a vertically integrated food company, managing the entire distribution chain from the field to the customer requires the technology and infrastructure to be able to meet our customers’ complex delivery needs.

Sales and Marketing

DEL MONTE® is a 119-year old brand that is recognized by consumers worldwide for quality, freshness and reliability. We employ a variety of marketing tools, including but not limited to advertising, public relations and promotions, to reinforce our brand equity with consumers and the trade. Depending on the product and market, we also provide technical, logistical and merchandising support aimed at safeguarding the superior quality of our products to the ultimate consumer. Our sales and marketing activities are conducted by our sales force located at our sales offices worldwide and at each of our distribution centers. Our commercial efforts are supported by marketing professionals located in key markets and regional offices. A key element of our sales and marketing strategy is to use our distribution centers as a means of providing value-added services for our customers.

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

We have an exclusive worldwide 10-year license to the Controlled Ripening Technology (“CRT™”), one of the most recent innovations in banana packaging.  Launched in October 2009, the patent pending CRT™ packaging was created for individual single-serve packages, 10-pound institutional pack and 40-pound bulk banana boxes.  This packaging utilizes state-of-the-art technology to help improve the ripening and handling process while helping retailers increase banana sales, reduce product losses and maximize profits by extending the product’s yellow shelf life.  It also allows us to deliver to our customers the highest quality fruit.  As a result of this CRT ™ packaging, we are able to broaden our distribution channels to include vending machines and expand our product offerings to our convenience store and foodservice customer base.

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

During 2011, one customer, Wal-Mart, Inc. (including its affiliates), accounted for approximately 12% of our total net sales. These sales are reported in our banana, other fresh produce and prepared food segments. No other customer accounted for 10% or more of our net sales. In 2011, the top 10 customers accounted for approximately 32% of our net sales.

Note 22, “Business Segment Data” included in Item 8. Financial Statements and Supplementary Data contains information regarding net sales to external customers attributable to each of our reportable segments and geographic regions, gross profit by each of our reportable segments, total assets attributable to each of our geographic regions, and information concerning the dependence of our reportable segments on foreign operations, for each of the years 2011, 2010 and 2009.

North America

In 2011, 50% of our net sales were in North America. In North America, we have established a highly integrated sales and marketing network that builds on our ability to control transportation and distribution throughout our extensive logistics network. We operate a total of 22 distribution centers and fresh-cut facilities in the United States. Our distribution centers have ripening capabilities and/or other value-added services. We also operate four port facilities, which include cold storage facilities.

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

 Europe

 In 2011, 24% of our net sales were made in Europe. We distribute our fresh produce and prepared food products throughout Europe. Our fresh produce products are distributed to leading retail chains, smaller regional customers as well as to wholesalers and distributors through direct sales and distribution centers.  In the United Kingdom, we operate two fresh-cut facilities.  In Germany, we operate three distribution centers and in Poland we operate two distribution centers. In the Netherlands, we have a sales and marketing entity. In Southern Europe, we distributed our fresh produce through an independent marketing company.  Commencing in 2012, we began performing our own fresh produce distribution in these markets by establishing our own sales and marketing organization and as a result, we have expanded our sales and marketing organization in France and Spain. In Italy and the remaining Southern European countries, we also use various independent distributors. Our prepared food products are distributed through independent distributors throughout most of Europe, except in Germany, France and Poland where we use our own sales and marketing entities.  In the United Kingdom our prepared food products are distributed using a combination of both independent distributors and our own marketing entities.

Middle East and North Africa

 In 2011, 12% of our net sales were made in the Middle East and North Africa.  We distribute our products through independent distributors and company-operated distribution facilities. We have increased our banana sales in the Middle East market through distributors and established our own direct sales initiatives. Our distribution/manufacturing center in Dubai, United Arab Emirates (“UAE”) is a state-of-the-art facility with just-in-time delivery capabilities that includes banana ripening and cold storage facilities, fresh-cut fruit and vegetable operations and an ultra-fresh juice manufacturing operation. We distribute these products in the UAE and export them to other Middle East countries. We also operate a distribution center in Abu-Dhabi, UAE that includes banana ripening and cold storage facilities. In Saudi Arabia, through our 60%-owned joint venture, we have implemented an expansion program that included the construction of two distribution centers with banana ripening, cold storage facilities and fresh-cut fruit, vegetable operations and manufacturing capabilities for juices, potatoes and sandwiches.  One of the distribution centers, located in Riyadh, the capital city of Saudi Arabia, was completed in 2009 while the second one, located in Jeddah, was completed in 2010.  These strategically located distribution centers distribute our fresh produce products to this growing market. In addition, we market and distribute prepared food products in the UAE, Jordan, Saudi Arabia and various other Middle East and North African markets. We have also established a presence in Egypt where we market and distribute our prepared food products, mainly our juice product line. In Jordan, we own a state-of-the-art vertically integrated poultry business including poultry farms, feed mill, slaughterhouse and meat processing plant. We are the leading provider of poultry products to retail stores and foodservice operators in that country. In recent years, we have expanded our food business in Jordan with the addition of the meat processing operation that provides meat products for the local market and for export to other Middle East and North African markets. We believe that the Middle East, North Africa and countries formerly part of the Soviet Union represent an area for rapid sales development of our fresh and prepared food products. Utilizing our extensive knowledge of this region, we plan to capitalize on this opportunity with increased focus and investments in these markets.

Asia

In 2011, 12% of our net sales were made in Asia.  We distribute our products in Asia through direct marketing and large distributors. Our principal markets in this region are Japan, South Korea, mainland China and Hong Kong. In Japan, we distributed approximately 91% of the products we sold in 2011 through direct sales and the remainder through Japan’s largest fresh produce wholesaler, which distributes our products on a sales commission basis. Our products are distributed from four distribution centers located at strategic ports in Japan with cold storage and banana ripening operations.

 We also engage in direct sales and marketing activities in South Korea and Hong Kong. In other Asian markets, including mainland China, we sell to local distributors. We have one distribution center and banana ripening facility in Hong Kong. In South Korea, we have three distribution centers that utilize state-of-the art ripening technology. This increases our ability to offer value-added services to our customers.

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

The processed fruit and beverage markets are mature markets characterized by high levels of competition and consumer awareness. Consumer choices are driven by price and/or quality. Large retailers with their “buyers own label” (“BOL”) products appeal to price-conscious consumers, while brand names are the key differentiator for quality-focused consumers. In the processed food and beverage markets in Europe, Africa and the Middle East, we compete with various local producers, large retailers with their BOL products, as well as with large international branded companies. It is in the branded section that our processed foods products, specifically, canned fruit and pineapple in many European countries, hold a leading position in the markets. The mature state of the market in Western Europe, together with the strength and sophistication of the large retailers there, account in part for the increasing presence of BOL products in many food and beverage categories. In the past few years, we have faced increased competitive pressure, particularly in the U.K. market, for branded processed food and beverage products. At the same time, our marketing and distribution costs in these European markets have increased. In order to reduce costs and increase our competitiveness in the processed food business, we decided to use distributors in certain key European markets to perform product distribution and sales and marketing activities. Under these arrangements, the sales, warehousing, logistics, marketing and promotion functions are all performed by the distributor.  In the United Kingdom and Italian markets we have also outsourced our beverage production.  This strategy takes advantage of lower cost and established marketing and distribution networks and enables us to reduce costs and increase our competitiveness in these mature markets.

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

We are able to maintain the high quality of our products by growing a substantial portion of our own produce and working closely with our independent growers. We insist that all produce supplied by our independent growers meet the same stringent quality requirements as produce grown on our farms. Accordingly, we monitor our independent growers to ensure that their produce will meet agricultural and quality control standards, offer technical assistance on certain aspects of production and packing and, in some cases, manage the farms. The quality assurance process begins on the farms and continues as harvested products enter our packing facilities. Where appropriate, we cool the fresh produce at our packing facilities to maximize quality and optimize shelf life. As an indication of our commitment to quality, many of our operations have received certificates of compliance from the International Standards of Operation, in environmental compliance (14001) and production processes (9001). In 2003, we became the world’s first multinational fresh produce company to receive GlobalGap certification.  In 2011, all of our operations that produce or handle high risk foods (tomatoes, melons or leafy greens) achieved certification to the Hazard Analysis & Critical Control Points ("HACCP") based safe quality food standard.  HACCP is a management system in which food safety is addressed through the analysis and control of biological, chemical and physical hazards from raw material production, procurement and handling, to manufacturing, distribution and consumption of the finished product.  Taken together, these certifications reflect our commitment to quality and the strictest standards of food safety.

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

European Union Banana Import Regulations

 In November 2005, the EU agreed to reform its controversial banana import license regime. Latin America banana exporters and the United States long have complained that the EU’s banana trading system favored African, Caribbean and Pacific countries (“ACP”) in violation of global trade rules. From January 1, 2006, the quotas controlling import volumes of “third country” (almost exclusively Latin American) bananas coming into the EU were eliminated. Importers were required to pay a euro (“€”) tariff of €176 per ton and a small guarantee of €15 per ton.  Import licenses have been eliminated, but an import certificate is still required. The EU agreed to retain a duty-free quota of 775,000 tons per annum for bananas from ACP countries. In December 2007, most of the ACP countries, including Cameroon, signed a bilateral agreement with the EU that allows bananas duty free access to the EU market without any quantitative limitation commencing on January 1, 2008.   On December 15, 2009, the EU entered into an agreement with certain Latin America banana exporting countries to settle the long running dispute over banana import tariffs.  This agreement was ratified in May 2010. Under this agreement, the EU gradually reduces import tariffs on bananas from Latin America on an annual basis. The the current level of €143 per ton in 2011 will be reduced to €114 per ton by 2017 as follows: 2012-€136, 2013-€132, 2014-€127, 2015-€122, 2016-€117 and 2017-€114.   In addition, the EU has entered into Free Trade Agreements with Columbia, Peru and five Central American countries. Under these bilateral trade agreements, duties on bananas will fall progressively to €75 per ton by 2020. The EU continues to negotiate Free Trade Agreements with Latin America banana-producing countries and there is a possibility that some form of new EU banana tariff-rate quotas will be reinstated. We cannot predict the impact of these changes in banana import tariffs on the EU market.

Environmental Proceedings

The management, use and disposal of some chemicals and pesticides are inherent aspects of our production operations. These activities and other aspects of production are subject to various environmental laws and regulations, depending upon the country of operation. In addition, in some countries of operation, environmental laws can require the investigation and, if necessary, remediation of contamination related to past or current operations. We are not a party to any dispute or legal proceeding relating to environmental matters where we believe that the risk associated with the dispute or legal proceeding would be material, except as described in Item 3.  Legal Proceedings and Note 17, “Litigation” to the Consolidated Financial Statements included in Item 8.  Financial Statements and Supplementary Data in connection with the Kunia Well Site.

 On May 10, 1993, the EPA identified a certain site at our plantation in Hawaii for potential listing on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended. See Item 3.  Legal Proceedings and Note 17, “Litigation” to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

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

 Some of the research and development projects include:

•	the development of the Del Monte Gold® Extra Sweet pineapple and other pineapple and melon varieties and

•	improved irrigation methods and soil preparation for melon planting.

Our total corporate research and development expenses were $3.6 million, $3.4 million and $3.2 million for 2011, 2010 and 2009, respectively, and are included in selling, general and administrative expenses in the Consolidated Financial Statements.

We have the exclusive right to use the DEL MONTE® brand for fresh fruit, fresh vegetables and other fresh and fresh-cut produce and certain other specified products on a royalty-free basis under a worldwide, perpetual license from Del Monte Corporation, an unaffiliated company that owns the DEL MONTE® trademark. Del Monte Corporation and several other unaffiliated companies manufacture, distribute and sell under the DEL MONTE®  brand canned or processed fruit, vegetables and other produce, as well as dried fruit, snacks and other products. Our licenses allow us to use the trademark “DEL MONTE®” and the words “DEL MONTE® ” in association with any design or logotype associated with the brand. The licenses also give us certain other trademarks and trademark rights, on or in connection with the production, manufacture, sale and distribution of fresh fruit, fresh vegetables, other fresh produce and certain other specified products. In addition, the licenses allow us to use certain patents and trade secrets in connection with the production, manufacture, sale and distribution of our fresh fruit, fresh vegetables, other fresh produce and certain other specified products.

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

	Year ended
	December 30, 2011	December 31, 2010
Net sales:
First quarter	$974.0	$943.1
Second quarter	1,039.7	1,000.0
Third quarter	795.2	793.1
Fourth quarter	780.8	816.7
Total	$3,589.7	$3,552.9
Gross profit:
First quarter	$122.8	$97.8
Second quarter	102.9	83.0
Third quarter	62.9	52.0
Fourth quarter	30.9	39.6
Total	$319.5	$272.4

Employees

At year end 2011, we employed approximately 42,000 persons worldwide, substantially all of whom are year-round employees. Approximately 78% of these persons are employed in production locations. We believe that our overall relationship with our employees and unions is satisfactory.

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

 In addition, copies of our annual report may be obtained free of charge at Fresh Del Monte Produce Inc., upon written request to attention: Investor Relations, c/o Del Monte Fresh Produce Company, 241 Sevilla Avenue, Coral Gables, Florida 33134.

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

Our profitability depends largely upon our profit margins and sales volumes of bananas, pineapples and other fresh produce. In 2009, 2010 and 2011, banana sales accounted for the most significant portion of our total net sales, and historically pineapple sales have accounted for the most significant portion of our total gross profit.

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

In part as a result of seasonal sales price fluctuations, we have historically realized a greater portion of our gross profit during the first two quarters of each year. The sales price of any fresh produce item fluctuates throughout the year due to the supply of and demand for that particular item, as well as the pricing and availability of other fresh produce items, many of which are seasonal in nature. For example, the production of bananas is continuous throughout the year and production is usually higher in the second half of the year, but the demand for bananas during that period varies because of the availability of seasonal and alternative fruit. As a result, demand for bananas is seasonal and generally results in higher sales prices during the first six months of each calendar year. In the melon market, the entry of many growers selling unbranded or regionally branded melons during the peak North American and European melon growing season results in greater supply, and therefore, lower sales prices from June to October. In North American and European regions, we realize most of our sales and gross profit for melons, grapes and non-tropical fruit from November to May.  In the prepared food business, we historically realize the largest portion of our net sales and gross profit in the third and fourth quarters of the year.

Crop disease, severe weather, natural disasters and other conditions affecting the environment, including the effects of climate change, could result in substantial losses and weaken our financial condition.

Crop disease, severe weather conditions, such as floods, droughts, windstorms and hurricanes, and natural disasters, such as earthquakes, may adversely affect our supply of one or more fresh produce items, reduce our sales volumes, increase our unit production costs or prevent or impair our ability to ship products as planned. This is particularly true in the case of our premium pineapple product, the Del Monte Gold® Extra Sweet pineapple, because a substantial portion of our production is grown in one region in Costa Rica. Since a significant portion of our costs are fixed and contracted in advance of each operating year, volume declines due to production interruptions or other factors could result in increases in unit production costs, which could result in substantial losses and weaken our financial condition. We have experienced crop disease, insect infestation, severe weather and other adverse environmental conditions from time to time, including hurricanes, droughts, floods and earthquakes in our sourcing locations.  Severe weather conditions may occur with higher frequency or may be less predictable in the future due to the effects of climate change.  When crop disease, insect infestations, severe weather, earthquakes and other adverse environmental conditions destroy crops planted on our farms or our suppliers’ farms or prevent us from exporting them on a timely basis, we may lose our investment in those crops or our purchased fruit cost may increase. In 2011, we incurred $1.2 million in contract termination and severance costs related to crop disease in an isolated area of our Philippines banana operation.

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

We conduct operations in many areas of the world involving transactions denominated in various currencies, and our results of operations, as expressed in dollars, may be significantly affected by fluctuations in rates of exchange between currencies. Although a substantial portion of our net sales (42% in 2011) are denominated in non-dollar currencies, we incur a significant portion of our costs in dollars. Although we periodically enter into currency forward contracts as a hedge against currency exposures, we may not enter into these contracts during any particular period or these contracts may not adequately offset currency fluctuations. We generally are unable to adjust our non-dollar local currency sales prices to compensate for fluctuations in the exchange rate of the dollar against the relevant local currency. In addition, there is normally a time lag between our costs incurred and collection of the related sales proceeds. Accordingly, if the dollar appreciates relative to the currencies in which we receive sales proceeds, our operating results may be negatively affected. Our costs are also affected by fluctuations in the value, relative to the U.S. dollar, of the currencies of countries in which we have significant production operations, with a weaker dollar resulting in increased production costs.

Our strategy of diversifying our product line, expanding into new geographic markets and increasing the value-added services that we provide to our customers may not be successful.

We are diversifying our product line through acquisitions and internal growth. In addition, we have expanded our service offerings to include a higher proportion of value-added services, such as the preparation of fresh-cut produce, ripening, customized sorting and packing, direct-to-store delivery and in-store merchandising and promotional support. This strategy represents a significant departure from our traditional business of delivering our products to our customers at the port. In recent periods, we have made significant investments in distribution centers, fresh-cut and prepared food facilities through capital expenditures and have expanded our business into new geographic markets. We may not be successful in anticipating the demand for these products and services, in establishing the requisite infrastructure to meet customer demands or the provision of these value-added services. During recent years, we incurred significant asset impairment and other charges as a result of our continuing efforts to align our diversified product lines to meet market demand. During 2011, we incurred $16.7 million in asset impairment charges principally related to our Central America melon program rationalization and for under-performing production facilities in the United Kingdom.

If we are unable to recover from current challenging economic conditions in Europe, specifically in the United Kingdom, the prepared food goodwill and trademark may be at risk for impairment in the future and we could also incur additional asset impairments related to under-utilized facilities.  If we are not successful in our diversification efforts, our business, financial condition or results of operations could be further materially and adversely affected.

The loss of one or more of our largest customers, or a reduction in the level of purchases made by these customers, could negatively impact our sales and profits.

Sales to Wal-Mart, Inc., our largest customer, amounted to approximately 12% of our total net sales in 2011 and our top 10 customers collectively accounted for approximately 32% of our total net sales. We expect that a significant portion of our revenues will continue to be derived from a relatively small number of customers. We believe these customers make purchase decisions based on a combination of price, product quality, consumer demand, customer service performance, desired inventory levels and other factors that may be important to them at the time the purchase decisions are made. Changes in our customers' strategies or purchasing patterns, including a reduction in the number of brands they carry, may adversely affect our sales. Additionally, our customers may face financial or other difficulties which may impact their operations and cause them to reduce their level of purchasing from us, which could adversely affect our results of operations. Customers also may respond to any price increase that we may implement by reducing their purchases from us, resulting in reduced sales of our products. If sales of our products to one or more of our largest customers are reduced, this reduction may have a material adverse effect on our business, financial condition, and results of operations. Any bankruptcy or other business disruption involving one of our significant customers also could adversely affect our results of operations.

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

During 2010, the cost of fuel increased by 25% and containerboard increased by 7% as compared with 2009.  During 2011, the cost of fuel increased by 37% and container board decreased by 8% as compared with 2010. In addition, we are subject to the volatility of the charter vessel market because 12 of our refrigerated vessels are chartered. These charters are for periods of three to 10 years.  Charter rates have generally remained stable over the past three years. As a result, significant increases in fuel, packaging material and charter rates would materially and adversely affect our results.

Compliance with regulation aimed at mitigating the effects of climate change, as discussed elsewhere in these Risk Factors, could also increase the cost of fuel for our shipping and logistics operations.  We might be unable to adjust our product pricing to reflect our increased costs. Even if we are able to adjust our product pricing, our customer's buying patterns could change to reflect a greater reliance on local production rather than imports.

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

We are involved in several legal and environmental matters that, if not resolved in our favor, could require significant cash outlays and could materially and adversely affect our results of operations and financial condition. In addition, we may be subject to product liability claims if personal injury results from the consumption of any of our products. In addition, although the fresh-cut produce market is not currently subject to any specific governmental regulations, we cannot predict whether or when any regulation will be implemented or the scope of any such regulation.

The U.S. Environmental Protection Agency (the “EPA”) has placed a certain site at our former plantation in Oahu, Hawaii on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. Under an order entered into with the EPA, we completed a remedial investigation and engaged in a feasibility study to determine the extent of the environmental contamination. The remedial investigation report was finalized in January 1999 and approved by the EPA in February 1999. A final draft feasibility study was submitted for EPA review in December 1999 and updated in December 2001 and October 2002, and approved by the EPA in April 2003. In September 2003, the EPA issued the Record of Decision (“ROD”). The EPA estimated in the ROD that the remediation costs associated with the cleanup of our plantation would range from $12.9 million to $25.4 million. Certain portions of the EPA’s estimates were discounted using a 5% interest rate. The undiscounted estimates are between $14.8 million to $28.7 million. As of December 30, 2011, there is $16.0 million included in other noncurrent liabilities and $1.7 million included in accounts payable and accrued expenses in our Consolidated Balance Sheets relating to the Kunia well site clean-up, which we expect to expend in 2012. We expect to expend approximately $0.5 million per year on this matter for the following four years. See Item 3.  Legal Proceedings  and Note 17, “ Litigation ” to the Consolidated Financial Statements included in Item 8.  Financial Statements and Supplementary Data.  In addition, we are involved in several actions in U.S. and non-U.S. courts involving allegations by numerous Central American and Philippine plaintiffs that they were injured by exposure to a nematocide containing the chemical Dibromochloropropane (“DBCP”) during the 1970’s. See Item 3.  Legal Proceedings and Note 17, “Litigation” to the Consolidated Financial Statements included in Item 8.  Financial Statements and Supplementary Data.

Environmental and other regulation of our business, including potential climate change regulation, could adversely impact us by increasing our production cost or restricting our ability to import certain products into the United States.

Our business depends on the use of fertilizers, pesticides and other agricultural products. The use and disposal of these products in some jurisdictions are subject to regulation by various agencies. A decision by a regulatory agency to significantly restrict the use of such products that have traditionally been used in the cultivation of one of our principal products could have an adverse impact on us. For example, most uses of methyl bromide, a pesticide used for fumigation of imported produce (principally melons) for which there is currently no known substitute, were phased out in the United States in 2006. However, various exemptions will allow its use offshore until 2015. Also, under the Federal Insecticide, Fungicide and Rodenticide Act, the Federal Food, Drug and Cosmetic Act and the Food Quality Protection Act of 1996, the EPA is undertaking a series of regulatory actions relating to the evaluation and use of pesticides in the food industry.  Similarly, in the EU, regulation (EC) No. 1107/2009 which became effective on June 14, 2011, fundamentally changed the pesticide approval process from the current risk base to hazard criteria based on the intrinsic properties of the substance.  These actions and future actions regarding the availability and use of pesticides could have an adverse effect on us. In addition, if a regulatory agency were to determine that we are not in compliance with a regulation in that agency’s jurisdiction, this could result in substantial penalties and a ban on the sale of part or all of our products in that jurisdiction.

There has been a broad range of proposed and promulgated state, national and international regulation aimed at reducing the effects of climate change. Such regulations apply or could apply in countries where we have interests or could have interests in the future. In the United States, there is a significant possibility that some form of regulation will be enacted at the federal level to address the effects of climate change. Such regulation could take several forms that could result in additional costs in the form of taxes, the restriction of output, investments of capital to maintain compliance with laws and regulations, or required acquisition or trading of emission allowances. Climate change regulation continues to evolve, and while it is not possible to accurately estimate either a timetable for implementation or our future compliance costs relating to implementation, we do not believe that such regulation is reasonably likely to have a material effect in the foreseeable future on our business, results of operations, capital expenditures or financial position.

We are exposed to political, economic and other risks from operating a multinational business.

Our business is multinational and subject to the political, economic and other risks that are inherent in operating in numerous countries. These risks include those of adverse government regulation, including the imposition of import and export duties and quotas, currency restrictions, expropriation and potentially burdensome taxation. For example, banana import regulations have in prior years restricted our access to the EU banana market and increased the cost of doing business in the EU.  On December

15, 2009, the EU entered into an agreement with certain Latin America banana exporting countries to settle the long running dispute over banana import tariffs.  This agreement was ratified during the first half of 2010. Under this agreement, the EU gradually reduces import tariffs on bananas from Latin America on an annual basis from the current level of €143 per ton in 2011 to €114 per ton in 2017.   In addition, the EU has entered into Free Trade Agreements with Colombia, Peru and five Central American countries. Under these bilateral trade agreements, duties on bananas will fall progressively to €75 per ton by 2020. The EU continues to negotiate Free Trade Agreements with Latin American banana-producing countries, and there is a possibility that some form of new EU banana tariff-rate quotas will be reinstated.  We cannot predict the impact of further changes to the banana import tariffs or new quotas, on the EU banana market.

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

In the past, we imported and distributed a substantial portion of our fresh produce in Southern Europe through a marketing entity with which we had an exclusive arrangement. As a result of continuing disagreements with this distributor related to operational issues, we delivered our formal notice that we will cease all business with the distributor by December 31, 2011.  Commencing in 2012, we began performing our own fresh produce distribution in these markets by establishing our own sales and marketing organization and as a result, we have expanded our sales and marketing organization in France and Spain. In Italy and the remaining Southern European countries, we also use various independent distributors. The termination of our exclusive arrangement and our inability to successfully perform our own distribution, sales and marketing activities could affect the sale of our fresh produce products in Southern Europe and the Mediterranean region and may have a negative effect on our results of operations.

Acts or omissions of other companies could adversely affect the value of the DEL MONTE® brand.

We depend on the DEL MONTE® brand in marketing our products. We share the DEL MONTE® brand with unaffiliated companies that manufacture, distribute and sell canned or processed fruit and vegetables, dried fruit, snacks and other products. Acts or omissions by these companies, including an instance of food-borne contamination or disease, may adversely affect the value of the DEL MONTE® brand. As a result, our reputation and the value of the DEL MONTE ® brand may be adversely affected by negative consumer perception.

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

Our growth strategy is based in part on growth through acquisitions or expansion, which poses a number of risks. We may not be successful in identifying appropriate acquisition candidates, consummating acquisitions on satisfactory terms or integrating any newly acquired or expanded business with our current operations. We may issue additional Ordinary Shares, incur long-term or short-term indebtedness, spend cash or use a combination of these for all or part of the consideration paid in future acquisitions or expansion of our operations. The execution of our acquisition and expansion strategy could entail repositioning or similar actions that in turn require us to record impairments, restructuring and other charges. Any such charges would reduce our earnings.

Our indebtedness could limit our financial and operating flexibility and subject us to other risks.

Our ability to obtain additional debt financing or refinance our debt on acceptable terms, if at all, in the future for working capital, capital expenditures or acquisitions may be limited either by financial considerations or due to covenants in existing debt agreements.

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

Since we are an exempt holding company, our ability to meet our financial obligations depends primarily on receiving sufficient funds from our subsidiaries. The payment of dividends or other distributions to us by our subsidiaries may be restricted by the provisions of our credit agreements and other contractual requirements and by applicable legal restrictions on payment of dividends.

If we were unable to meet our financial obligations, we would be forced to pursue one or more alternative strategies, such as selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital, strategies which could be unsuccessful. Additional sales of our equity capital could substantially dilute the ownership interest of existing shareholders.

Our current credit facility imposes certain operating and financial restrictions on us. Our failure to comply with the obligations under this facility, including maintenance of financial ratios, could result in an event of default, which, if not cured or waived, would permit the lender to accelerate the indebtedness due under the facility.

We are controlled by our principal shareholders.

Members of the Abu-Ghazaleh family, including our Chairman and Chief Executive Officer and one of our directors, are our principal shareholders. Together, as of February 17, 2012, they beneficially own 34.0% of our outstanding Ordinary Shares, and our Chairman and Chief Executive Officer holds, and is expected to continue to hold, an irrevocable annual proxy to vote all of these shares. We expect our principal shareholders to continue to use their interest in our Ordinary Shares to significantly influence the direction of our management, the election of our entire board of directors, the method and timing of the payment of dividends, subject to applicable debt covenants and to determine substantially all other matters requiring shareholder approval and to control us. The concentration of our beneficial ownership may have the effect of delaying, deterring or preventing a change in control, may discourage bids for the Ordinary Shares at a premium over their market price and may otherwise adversely affect the market price of the Ordinary Shares.

A substantial number of our Ordinary Shares are available for sale in the public market, and sales of those shares could adversely affect our share price.

Future sales of our Ordinary Shares by our principal shareholders, or the perception that such sales could occur, could adversely affect the prevailing market price of our Ordinary Shares. Of the 57,796,277 Ordinary Shares outstanding as of February 17, 2012, 19,630,627 Ordinary Shares are owned by the principal shareholders and are “restricted securities.” These “restricted securities” can be registered upon demand and are eligible for sale in the public market without registration under the Securities Act of 1933 (the “Securities Act”), subject to compliance with the resale volume limitations and other restrictions of Rule 144 under the Securities Act.

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

In addition, a change of control would constitute an event of default under our current credit facility, which would have a material adverse effect on us. These provisions also could delay, deter or prevent a takeover attempt.

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
The following table summarizes the approximate plantation acreage under production that are owned or leased by us and the principal products grown on such plantations by location as of the end of 2011:

	Acres Under Production
Location	Acres Owned	Acres Leased	Products
Costa Rica	42,700	6,600	Bananas, Pineapples, Melons
Guatemala	8,100	5,300	Bananas, Melons
Brazil	3,100	—	Bananas
Chile	4,300	800	Non-Tropical Fruit
Kenya	—	12,200	Pineapples
Philippines	200	6,400	Bananas, Pineapples
United States	—	4,700	Melons

Our significant properties include the following:

North America

We operate a total of 22 distribution centers in the United States of which nine are also fresh-cut facilities. We own seven of our distribution centers, including a 200,000 square foot distribution center in Dallas, Texas, a distribution center in Plant City, Florida and a repack facility in Winder, Georgia. The remaining 15 distribution centers are leased from third parties. All of our distribution centers have ripening capabilities and/or other value-added services. We also own stand-alone fresh-cut facilities in Kankakee, Illinois and Portland, Oregon. In addition, we lease four port facilities that include cold storage capabilities.

Europe

We operate three distribution centers in Germany, an owned facility and two leased. We also own and operate two fresh-cut facilities in the United Kingdom. In Poland, we operate two distribution centers that are leased from third parties and include ripening facilities and other value added services. We own and operate a production facility for prepared fruit, tomato products and snacks in Larissa, Greece.

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

South America

In Brazil, we own approximately 30,000 acres of land of which 3,100 acres are under production. In Uruguay, we own approximately 7,800 acres of which 4,200 acres contain a citrus plantation that is leased to a third party on a five-year basis.

Africa

We own and operate a warehouse and cannery in Kenya.

Middle East

In Jordan, we own an integrated poultry business including poultry farms, feed mill and poultry slaughterhouse and meat processing plant.  We also own a combined distribution/manufacturing center in Dubai, UAE. This state-of-the-art facility includes banana ripening and cold storage facilities, fresh-cut fruit and vegetable operations and an ultra fresh juice manufacturing operation. In addition, we operate a distribution center under an operating lease from a third party in Abu-Dhabi, UAE that includes banana ripening and cold storage facilities. In Saudi Arabia, we own 60% of a joint venture that operates two owned distribution centers with banana ripening, cold storage facilities and manufacturing capabilities.

Maritime and Other Equipment (including Containers)

We own a fleet of 12 and charter another 12 refrigerated vessels. In addition, we own or lease other related equipment, including approximately 4,500 refrigerated container units and 170 trucks and refrigerated trailers used to transport our fresh produce in the United States.

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

We believe that our property, plant and equipment are well maintained, in good operating condition and adequate for our present needs. Except as noted in Item 3. Legal Proceedings and Note 17, “Litigation” to the Consolidated Financial Statements included in Item 8.  Financial Statements and Supplementary Data, we know of no other environmental issues that may affect the utilization of our property, plant and equipment. For further information with respect to our property, plant and equipment, see Note 6, “Property, Plant and Equipment ” to the Consolidated Financial Statements filed as part of this Report.

The principal capital expenditures planned for 2012 consist primarily of the expansion and improvements of production facilities in Costa Rica, Guatemala, Chile, Kenya, Greece and the Philippines and for our distribution and fresh-cut facilities in North America and Saudi Arabia.

Item 3.	Legal Proceedings

See Note 17, “Litigation” to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Ordinary Share Prices and Related Matters

Our Ordinary Shares are traded solely on the New York Stock Exchange ("NYSE"), under the symbol FDP, and commenced trading on October 24, 1997, the date of our initial public offering.

The following table presents the high and low sales prices of our Ordinary Shares for the periods indicated as reported on the NYSE Composite Tape:

	High	Low
2011
First quarter	$28.58	$24.63
Second quarter	$27.49	$25.54
Third quarter	$27.68	$21.41
Fourth quarter	$26.62	$22.33
2010
First quarter	$22.76	$19.25
Second quarter	$22.39	$19.49
Third quarter	$23.00	$19.58
Fourth quarter	$25.08	$21.34

Dividend Policy

On November 3, 2010, our Board of Directors reinstated a quarterly cash dividend, declaring a third quarter 2010 cash dividend of $0.05 per ordinary share to shareholders of record on November 17, 2010.  On August 3, 2011, our Board of Directors increased the interim cash dividend from $0.05 to $0.10 per ordinary share. We paid an aggregate of $17.7 million and $2.9 million in dividends during the years ended December 30, 2011 and December 31, 2010, respectively. We did not pay dividends in 2009. Because we are an exempted holding company, our ability to pay dividends and to meet our debt service obligations depends primarily on receiving sufficient funds from our subsidiaries. Pursuant to our credit facility, we may declare and pay dividends and distributions in cash solely out of and up to 50% of our net income for the year immediately preceding the year in which the dividend or distribution is paid; provided that we may declare dividends in cash solely out of and up to 70% of our net income for the fiscal year immediately preceding the year in which the dividend or distribution is paid if, after giving effect to such dividend payment, we have a leverage ratio of 2.50 to 1.00 for such year. It is also possible that countries in which one or more of our subsidiaries are located could institute exchange controls, which could prevent those subsidiaries from remitting dividends or other payments to us. Dividends are payable when, as and if declared by our board of directors, and we cannot assure you that dividends will be paid in the future.

Shareholders

As of February 17, 2012, we had 97 shareholders of record, which excludes shareholders whose shares were held by brokerage firms, depositories and other institutional firms in “street name”.

Performance Graph

The following graph compares the cumulative five-year total return of holders of FDP common stock with the cumulative total returns of the S&P 500 index and the S&P 500 Food Products index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 29, 2006 to December 30, 2011.

	12/29/2006	12/28/2007	12/26/2008	1/1/2010	12/31/2010	12/30/2011
Fresh Del Monte Produce Inc.	100.00	227.10	158.75	148.22	167.72	170.15
S&P 500	100.00	105.49	66.46	84.05	96.71	98.75
S&P 500 Food Products	100.00	104.48	85.20	100.35	113.39	129.81

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Share Repurchase Program

The following table provides information regarding our purchases of Ordinary Shares during the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (2)(3)
October 1, 2011 through October 31, 2011	281,082	$22.96	281,082	$142,934,465
November 1, 2011 through November 30, 2011	37,900	$23.85	37,900	$142,030,550
December 1, 2011 through December 30, 2011	—	$—	—	$142,030,550
Total	318,982	$23.07	318,982	$142,030,550

(1)	As of December 30, 2011, we retired all 318,982 of the repurchased ordinary shares.

(2)	On August 3, 2009, we announced that our Board of Directors, at their July 31, 2009 board meeting, approved a three-year stock repurchase program of up to $150.0 million of our ordinary shares.

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

The following selected financial data for the years ended December 28, 2007, December 26, 2008, January 1, 2010, December 31, 2010 and December 30, 2011 is derived from our audited Consolidated Financial Statements for the applicable year, prepared in accordance with U.S. generally accepted accounting principles.

The following selected financial data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and accompanying notes contained in Item 8. Financial Statements and Supplementary Data in this Report.

	Year ended (1)
	December 30, 2011	December 31, 2010	January 1, 2010	December 26, 2008	December 28, 2007
	(U.S. Dollars in millions, except share and per share data)
Statement of Income Data:
Net sales	$3,589.7	$3,552.9	$3,496.4	$3,531.0	$3,365.5
Cost of products sold	3,270.2	3,280.5	3,185.6	3,187.0	3,000.6
Gross profit	319.5	272.4	310.8	344.0	364.9
Selling, general and administrative expenses	190.4	166.8	165.8	162.5	176.8
Gain on sales of property, plant and equipment	3.1	9.2	11.2	7.5	17.4
Asset impairment and other charges, net	16.3	37.3	8.0	18.4	12.5
Operating income	115.9	77.5	148.2	170.6	193.0
Interest expense, net	5.7	9.9	11.2	13.1	25.9
Other expense (income), net	9.7	7.5	5.2	(4.5)	(14.3)

Income before income taxes	100.5	60.1	131.8	162.0	181.4
Provision for (benefit from) income taxes	5.7	(0.7)	(12.8)	4.8	1.4
Net income	$94.8	$60.8	$144.6	$157.2	$180.0

Less: net income (loss) attributable to noncontrolling interest (2)	2.3	(1.4)	0.7	(0.5)	0.2
Net income attributable to Fresh Del Monte Produce Inc.	$92.5	$62.2	$143.9	$157.7	$179.8

Net income per ordinary share - Basic	$1.57	$1.03	$2.26	$2.49	$3.07

Net income per ordinary share - Diluted	$1.56	$1.02	$2.26	$2.48	$3.06

Dividends declared per ordinary share	$0.30	$0.05	$—	$—	$—

Weighted average number of ordinary shares:
Basic	58,893,832	60,535,978	63,570,999	63,344,941	58,490,281
Diluted	59,163,282	60,710,939	63,668,352	63,607,786	58,772,718

Balance Sheet Data (at period end):
Cash and cash equivalents	$46.9	$49.1	$34.5	$27.6	$30.2
Working capital	522.2	513.8	551.3	200.2	491.2
Total assets	2,504.0	2,517.7	2,596.0	2,651.0	2,185.7
Total debt	215.5	295.6	325.2	512.8	238.6
Shareholders' equity (2)	1,715.1	1,631.5	1,695.2	1,513.9	1,379.6

(1)
We reclassified gain on sales of property, plant and equipment in other expense (income), net on the Consolidated Statements of Income for 2008.  Accordingly, we have reclassified these amounts for years prior to 2008 to gain on sales of property, plant and equipment, a component of operating income.

(2)
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

Overview

We are one of the world’s leading vertically integrated producers, marketers and distributors of high-quality fresh and fresh-cut fruit and vegetables, as well as a leading producer and marketer of prepared fruit and vegetables, juices, beverages and snacks in Europe, Africa and the Middle East. We market our products worldwide under the DEL MONTE® brand, a symbol of product innovation, quality, freshness and reliability since 1892. Our global sourcing and logistics system allows us to provide regular delivery of consistently high-quality produce and value-added services to our customers. Our major producing operations are located in North, Central and South America, Asia and Africa. Production operations are aggregated on the basis of our products: bananas, other fresh produce and prepared foods. Other fresh produce includes pineapples, melons, tomatoes, non-tropical fruit (including grapes, apples, pears, peaches, plums, nectarines, avocados, citrus and kiwis), fresh-cut produce and other fruit and vegetables and a plastic product and box manufacturing business, a grain business (which we exited in 2010) and third-party ocean freight services (which we significantly curtailed in 2009). Prepared foods include prepared fruit and vegetables, juices, beverages, snacks, poultry and meat products. As a result of our decision to exit grain operations in Argentina during 2010 and the elimination of third-party ocean freight services from Northern Europe to the Caribbean during 2009, we have combined the other products and services segment with the other fresh produce segment in 2011 due to the relative size of the remaining operations. Prior year amounts have been reclassified to conform to the 2011 presentation.

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

Net Sales

Our net sales are affected by numerous factors, including mainly the balance between the supply of and demand for our produce and competition from other fresh produce companies. Our net sales are also dependent on our ability to supply a consistent volume and quality of fresh produce to the markets we serve. For example, seasonal variations in demand for bananas as a result of increased supply and competition from other fruit are reflected in the seasonal fluctuations in banana prices, with the first six months of each year generally exhibiting stronger demand and higher prices, except in those years where an excess supply exists. During the first part of 2011 banana supplies were not as plentiful as in the prior year. In 2011, our overall banana sales volume decreased by 2% while our average per unit sales prices increased by 4%. Our net sales of other fresh produce were positively impacted by increased sales volumes of fresh-cut fruit, non-tropical fruit and pineapples. In the processed foods business, we generally realize the largest portion of our net sales and gross profit in the third and fourth quarters of the year. During 2011, our prepared food net sales decreased slightly principally as a result of lower sales of canned deciduous products that resulted from reduced sourcing from South Africa.

Since our financial reporting currency is the U.S. dollar, our net sales are significantly affected by fluctuations in the value of the currency in which we conduct our sales versus the dollar, with a weak dollar versus such currencies resulting in increased net sales in dollar terms. Including the effect of our foreign currency hedges, net sales for 2011 were positively impacted by $17.1 million, as compared to 2010, principally as a result of a stronger Korean won, British pound and Japanese yen, partially offset by a weaker euro and Kenya shilling, versus the U.S. dollar.

Our net sales growth in recent years has been achieved primarily through increased sales volume in existing markets of other fresh produce, primarily pineapples and non-tropical fruit, and favorable pricing on our Del Monte Gold® Extra Sweet pineapple combined with increased sales volume and per unit sales prices of bananas in existing and new markets. During 2011, our net sales were positively affected by higher sales volume of bananas and gold pineapples that resulted from our production expansion, which were offset principally by lower net sales of melons and other products and services. Our net sales growth in recent years is also attributable to a broadening of our product line with the expansion of our fresh-cut produce business, specifically increased sales to the foodservice sector, combined with our expansion into new markets. We expect our net sales growth to continue to be driven by increased sales volumes in our banana, other fresh produce and the prepared food segments. In the Middle

East, we expect to continue to increase our net sales of our fresh produce and prepared food product offerings as a result of our expansion in the Saudi Arabian and other regional markets. We also expect to increase our sales by developing new products in the prepared food segment, targeting the convenience store and foodservice trade in selected European and Middle East markets. We also expect to continue to expand our sales of beverage products in the European and Sub-Sahara African markets.

Cost of Products Sold

Cost of products sold is principally composed of two elements, product and logistics costs. Product cost for our produce is primarily composed of cultivation (the cost of growing crops), harvesting, packaging, labor, depreciation and farm administration. Product cost for produce obtained from independent growers is composed of produce and packaging costs. Logistics costs include land and sea transportation and expenses related to port facilities and distribution centers. Sea transportation cost is the most significant component of logistics costs and is comprised of the cost of vessel operating expenses and chartering refrigerated vessels. Vessel operating expenses for our owned vessels include operations, maintenance, depreciation, insurance, fuel (the cost of which is subject to commodity price fluctuations), and port charges. For chartered vessels, operating expenses include the cost of chartering the vessels, fuel and port charges. Variations in containerboard prices, which affect the cost of boxes and other packaging materials, and fuel prices can have a significant impact on our product cost and our profit margins. Also, variations in the production yields, fertilizers and other input costs and the cost to procure products from independent growers can have a significant impact on our costs. Containerboard, plastic, resin and fuel prices have historically been volatile. During 2010, cost of fuel increased by 25% and containerboard increased by 7%, increasing our cost of product sold by $30.7 million. In addition, we incurred $8.7 million of increased costs for inventory write-downs and other costs associated with exit activities in Brazil, floods in Guatemala and damages caused by an earthquake in Chile, partially offset by insurance reimbursements. During 2011, cost of fuel increased by 37% and containerboard decreased 8%, increasing our cost of products sold by $49.7 million. In addition, we recorded a credit of $(3.3) million in 2011 related to insurance claims proceeds as a result of damages that occurred in 2010 from flooding in Guatemala and an earthquake in Chile and $1.9 million in inventory write-downs in Central America as a result of our melon program rationalization and write-down of packaging material and other inventory in one of our United Kingdom fresh-cut operations.

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

Since our financial reporting currency is the U.S. dollar, our costs are affected by fluctuations in the value of the currency in which we have significant operations versus the dollar, with a weak dollar versus those currencies resulting in increased costs. During 2011, cost of products sold was negatively impacted by approximately $45.7 million as a result of a weaker U.S. dollar versus the various currencies in which we have significant operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily include the costs associated with selling in countries where we have our own sales force, advertising and promotional expenses, professional fees, general corporate overhead and other related administrative functions.

Gain on Sales of Property, Plant and Equipment

Gain on sales of property, plant and equipment was $3.1 million in 2011 principally as a result of the sale of shipping-related equipment and other surplus equipment. In 2010, the gain on sales of property, plant and equipment of $9.2 million resulted primarily from the sale of four refrigerated vessels and properties in South America.

Asset Impairment and Other Charges, Net

Asset impairment and other charges, net were $16.3 million in 2011 as compared with $37.3 million in 2010, a decrease of $21.0 million. In 2011, we recorded asset impairment and other charges totaling $16.3 million primarily related to asset impairments and other charges as a result of our Central American melon rationalization program, an under-utilized fresh-cut facility and distribution center in the United Kingdom, our decision to abandon an isolated area in our banana operations in the Philippines and a low-productivity area in Costa Rica and legal costs in Hawaii related to the Kunia well site, partially offset by insurance claims proceeds related to damages that occurred in 2010 from flooding in Guatemala and an earthquake in Chile.

In 2010, we recorded asset impairment and other charges totaling $37.3 million related to plant disease affecting an isolated growing area in our banana operations in the Philippines that was abandoned during the first quarter of 2011, exit activities in South Africa and Brazil, damage caused by floods in our Guatemala banana farms and an earthquake in Chile, combined with an impairment charge of the DEL MONTE® perpetual, royalty-free brand name license for beverage products in the United Kingdom due to lower than expected sales volume and pricing and the relocation of a port facility in North America.

In 2009, we recorded asset impairment and other charges totaling $10.9 million as a result of our decision to discontinue pineapple planting in Brazil and our decision not to use certain property, plant and equipment as originally intended for other crop production.  During 2009, we also incurred charges of $1.2 million for termination benefits and contract termination costs resulting from our decision to discontinue our commercial cargo service in Germany, a $2.0 million impairment charge of the DEL MONTE®  perpetual, royalty-free brand name license for beverage products in the United Kingdom due to lower than expected sales volume and pricing and a $2.8 million asset impairment charge related to an intangible asset for a non-compete agreement as a result of the Caribana acquisition. These charges were partially offset by $5.5 million of credits due to the reversal of contract termination costs as a result of the closure of an under-utilized distribution center in the United Kingdom, and the discontinuance of retiree medical benefits and the reversal of contract termination costs related to the closing of our Hawaii pineapple operations. Also included in asset impairments and other charges, net, for 2009 was $3.4 million of insurance recoveries related to the 2008 floods of our Brazil banana operations.

Interest Expense

Interest expense consists primarily of interest on borrowings under working capital facilities that we maintain and interest on other long-term debt primarily for capital lease obligations. In 2011, our interest expense declined, reflecting primarily lower interest rates and a decrease in our average outstanding debt, partially offset by by a write-down of debt issuance costs as a result of our voluntary reduction of available borrowing capacity under our credit facility.

Other Income (Expense), Net

Other income (expense), net, primarily consists of currency exchange gains or losses, equity gains and losses in unconsolidated companies and other miscellaneous income and expense items.  During 2011, we recorded higher currency exchange losses as compared with the prior year.

Provision for (Benefit from) Income Taxes

The provision for (benefit from) income taxes in 2011 was $5.7 million and includes the establishment of reserves for uncertain tax positions in various foreign jurisdictions combined with increased taxable income, partially offset by a favorable adjustment as a result of a change in the tax treatment of plantation costs in a foreign jurisdiction. Income taxes consist of the consolidation of the tax provisions, computed on a separate entity basis, in each country in which we have operations. Since we are a non-U.S. company with substantial operations outside the United States, a substantial portion of our results of operations is not subject to U.S. taxation. Several of the countries in which we operate have favorable tax rates. We are subject to U.S. taxation on our operations in the United States. From time to time, tax authorities in various jurisdictions in which we operate audit our tax returns and review our tax positions. There are audits presently pending in various countries. There can be no assurance that any tax audits, or changes in existing tax laws or interpretations in countries in which we operate, will not result in an increased effective tax rate for us.

Results of Operations

The following table presents, for each of the periods indicated, certain income statement data expressed as a percentage of net sales:

	Year ended
	December 30, 2011	December 31, 2010	January 1, 2010
Statement of Income Data:
Net sales	100%	100%	100%
Gross profit	8.9	7.7	8.9
Selling, general and administrative expenses	5.3	4.7	4.7
Operating income	3.2	2.2	4.2
Interest expense	0.2	0.3	0.3
Net income attributable to
Fresh Del Monte Produce Inc.	2.6	1.8	4.1

The following tables present for each of the periods indicated (i) net sales by geographic region, (ii) net sales by product category and (iii) gross profit by product category and, in each case, the percentage of the total represented thereby:

	Year ended
	December 30, 2011		December 31, 2010		January 1, 2010
	(U.S. dollars in millions)
Net sales by geographic region:
North America	$1,806.8	50%	$1,741.3	49%	$1,675.9	48%
Europe	854.8	24%	913.8	26%	995.2	28%
Asia	431.5	12%	411.1	11%	420.2	12%
Middle East	429.2	12%	421.1	12%	314.1	9%
Other	67.4	2%	65.6	2%	91.0	3%
Total	$3,589.7	100%	$3,552.9	100%	$3,496.4	100%

	Year ended
	December 30, 2011		December 31, 2010		January 1, 2010
	(U.S. dollars in millions)
Net sales by product category:
Banana	$1,653.1	46%	$1,620.3	46%	$1,510.9	43%
Other fresh produce	1,581.6	44%	1,572.8	44%	1,648.1	47%
Prepared food	355.0	10%	359.8	10%	337.4	10%
Total	$3,589.7	100%	$3,552.9	100%	$3,496.4	100%

Gross profit by product category:
Banana	$88.3	28%	$31.4	11%	$108.7	35%
Other fresh produce	177.9	55%	195.4	72%	149.9	48%
Prepared food	53.3	17%	45.6	17%	52.2	17%
Total	$319.5	100%	$272.4	100%	$310.8	100%

2011 Compared with 2010

Net Sales

Net sales in 2011 were $3,589.7 million compared with $3,552.9 million in 2010. The increase in net sales of $36.8 million was primarily attributable to higher net sales of bananas and other fresh produce, partially offset by lower net sales of prepared foods.

•
Net sales in the banana segment increased by $32.8 million principally due to higher per unit sales prices and sales volume in North America and higher per unit sales prices in Asia, partially offset by lower sales volume in Europe and the Middle East.

◦	North America banana net sales increased primarily due to 7% higher per unit sales prices due to industry shortages.

◦	Europe banana net sales decreased principally due to lower sales volume, partially offset by slightly higher per unit sales prices.

◦	Middle East banana net sales decreased principally due to lower sales volume.

◦	Asia banana net sales decreased slightly due to lower sales volume partially offset by higher per unit sales prices and favorable exchange rates.

•
Net sales in the other fresh produce segment increased by $8.8 million principally as a result of higher sales of non-tropical fruit, fresh-cut fruit products and pineapple, partially offset by lower net sales of melons, Argentine grain, strawberries and tomatoes.

◦
Net sales of non-tropical fruit increased principally due to significantly higher per unit sales prices of avocados in North America as a result of reduced industry wide supply, combined with higher sales volume of grapes in Asia and North America and higher demand of cherries in Asia.

◦
Net sales of fresh-cut products increased primarily due to higher per unit sales prices and sales volume in North America, Europe and the Middle East that resulted from improved market conditions and an expanded customer base.

◦	Net sales of pineapples increased principally due to an increase in sales volume in Asia and the Middle East principally due to production expansion in Asia.

◦	Net sales of melons decreased principally as a result of significant planned volume reductions. Per unit sales price were relatively flat as compared with prior year.

◦	Net sales of Argentine grain decreased as a result of our decision in 2010 to exit grain operations in Argentina.

◦	Net sales of strawberries decreased due to lower customer demand in North America.

◦	Net sales of tomatoes decreased principally due to lower customer demand and program rationalization.

•
Net sales in the prepared food segment decreased by $4.8 million principally due to lower net sales of canned deciduous and pineapple products as a result of reduced deciduous sourcing from South Africa and lower yields in our Kenya pineapple operations that resulted from drought conditions earlier in the year and unfavorable exchange rates in Europe. Partially offsetting these decreases in net sales in the prepared food segment were higher net sales in our Jordanian poultry and prepared meats business.

Cost of Products Sold

Cost of products sold was $3,270.2 million in 2011 compared with $3,280.5 million in 2010, a decrease of $10.3 million. This decrease in cost of products sold was primarily attributable to an overall 3% reduction in sales volumes, partially offset by unfavorable exchange rates in producing countries and higher fuel and input costs. The higher fuel cost resulted in an increase of $38.6 million in our cost of product sold. Also contributing to the decrease in cost of products sold was a net credit of $(1.4) million recorded in 2011 related to insurance claims proceeds as a result of damages that occurred in 2010 from flooding in Guatemala and an earthquake in Chile, partially offset by the write-down of inventory in Central America due to our melon program rationalization and write-down of packaging material and other inventory in one of our United Kingdom fresh-cut operations. In 2010, we recorded $8.7 million in other net charges, principally related to the write-down of inventory caused by floods in our Guatemala banana farms, net of related insurance reimbursements, an earthquake in Chile and exit activities in Brazil related to the discontinuation of melon growing operations.

Gross Profit

Gross profit was $319.5 million in 2011 compared with $272.4 million in 2010, an increase of $47.1 million. The increase in gross profit was attributable to higher gross profit on bananas and prepared food, partially offset by lower gross profit in other fresh produce.

•
Gross profit in the banana segment increased by $56.9 million as a result of higher per unit selling prices in all regions partially offset by higher fuel cost and a 2% reduction in sales volume. Worldwide per unit selling prices increased 4% and cost per box increased less than 1%.

•
Gross profit in the prepared food segment increased by $7.7 million principally as a result of lower costs of canned deciduous products that resulted from operational improvements made during 2010, combined with increases in per unit sales price of pineapple products that resulted from improved market conditions. These increase in gross profit were partially offset by higher costs in the Jordanian poultry business that resulted from lower yields and higher cost of corn feed combined with higher fruit cost in our Kenya canned pineapple operations, principally due to the continued effect of the drought.

•	Gross profit on the other fresh produce segment decreased by $17.5 million principally as a result of lower gross profit on gold pineapples, non-tropical fruit and tomatoes.

◦
Gross profit on gold pineapples decreased in 2011 principally as a result of lower per unit sales prices in all markets except North America due to unfavorable market conditions and unfavorable exchange rates combined with higher fuel cost. Worldwide per unit sales prices decreased 1% and per unit costs increased 2%.

◦
Gross profit in non-tropical fruit decreased principally due to lower selling prices of grapes in North America and Asia and higher costs of grapes in North America as a result of increased fruit procurement and fuel costs. Also contributing to the decrease in gross profit were higher procurement cost of avocados and lower per unit selling prices of stonefruit in North America and Europe. Partially offsetting these decreases in gross profit on non-tropical fruit was higher sales volumes of stonefuit in Asia due to increased demand and higher per unit selling prices for grapes in the Middle East due to reduced supplies in the region.

◦
Gross profit on tomatoes decreased principally due to higher procurement and production costs combined with lower sales volumes resulting from unfavorable growing conditions in Central America, lower customer demand and program rationalization.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $23.6 million to $190.4 million in 2011 compared with $166.8 million in 2010. The increase was primarily due to higher compensation combined with higher selling and marketing expenses in Europe due to our direct marketing efforts in Southern Europe combined with higher promotional expenses in North America.

Gain on Sales of Property, Plant and Equipment

Gain on sales of property, plant and equipment was $3.1 million in 2011 principally as a result of the sale of shipping-related and other surplus equipment.

Asset Impairment and Other Charges

Asset impairment and other charges, net were $16.3 million in 2011 as compared with $37.3 million in 2010, a decrease of $21.0 million.

Asset impairment and other charges (credits) for 2011 were as follows:

•
$5.1 million in asset impairments and contract termination charges and $3.3 million goodwill impairment charge as a result of our Central America melon program rationalization related to the other fresh produce segment;

•	$4.3 million in asset impairment related to an under-performing United Kingdom fresh-cut facility in the other fresh produce segment;

•	$4.7 million in asset impairment and contract termination charges related to under-utilized leased distribution centers and office space in the United Kingdom primarily related to the banana segment;

•	$(4.2) million related to an insurance reimbursement as a result of floods in 2010 in Guatemala in the banana segment;

•	$(1.5) million related to insurance reimbursement as a result of the Chile earthquake in 2010 in the other fresh produce segment;

•	$1.2 million in contract termination and severance charges related to our decision to abandon an isolated area in our banana operation in the Philippines;

•	$1.1 million in other charges and legal cost related to the Hawaii Kunia well site in the other fresh produce segment;

•	$0.8 million related to the write-down of an abandoned banana producing area in Costa Rica due to low productivity;

•	$0.7 million in asset impairment related to an underutilized production equipment in Jordan in the prepared food segment;

•	$0.6 million in asset impairment related to an unconsolidated subsidiary in Ecuador in the banana segment; and

•	$0.2 million in other asset impairment.

Asset impairment and other charges (credits) for 2010 were as follows:

•
During the second quarter of 2010, we entered into an agreement to sell substantially all of the assets of our South Africa canning operations.  As a result, we recognized a $16.7 million asset impairment of our investment in South Africa and $0.1 million in other charges in the prepared food reporting segment;

•	$12.7 million in asset impairments related to plant disease affecting an isolated growing area in our banana operations in the Philippines that was abandoned during the first quarter of 2011;

•	$6.1 million in asset impairments and a $(2.4) million insurance reimbursement related to flood damage to our Guatemala banana plantation;

•
$1.4 million charge for impairment of the DEL MONTE® perpetual, royalty-free brand name license for beverage products in the United Kingdom due to lower than expected sales volume and pricing related to the prepared food segment;

•	$1.1 million in asset impairment charges related to damage caused by an earthquake in Chile in the other fresh produce segment;

•	$1.3 million in other charges due to the discontinuation of melon growing operations in Brazil related to the other fresh produce segment.

•	$0.7 million in asset impairment charges as a result of the relocation of a port facility in North America related to the banana and other fresh produce segments; and

•	$(0.4) million in insurance proceeds related to the 2008 flood damage to our Brazil banana plantation.

Operating Income

Operating income in 2011 was $115.9 million compared with an operating income of $77.5 million in 2010, an increase of $38.4 million. The increase in operating income is attributable to higher gross profit and lower asset impairments and other charges, net. Partially offsetting these increases in operating income were higher selling, general and administrative expense and lower gain on sales of property, plant and equipment.

Interest Expense

Interest expense was $6.8 million in 2011 as compared with $10.8 million in 2010, a decrease of $4.0 million. The lower interest expense in 2011 is due to lower average debt balances and lower interest rates, partially offset by a $1.2 million write-down of debt issuance costs as a result our voluntary reduction of available borrowing capacity under our credit facility.

Other Expense, Net

Other expense, net was $9.7 million in 2011 compared with $7.5 million in 2010. The increase of $2.2 million in other expense, net was principally due to higher foreign exchange losses incurred during 2011.

Provision for (Benefit from) Income Taxes

Provision for (benefit from) income taxes was a provision of $5.7 million in 2011 compared with a benefit of $(0.7) million in 2010. Provision for (benefit from) income taxes in 2011 includes the establishment of uncertain tax positions in various foreign jurisdictions combined with an increase in taxable income, partially offset by a favorable adjustment as a result of a change in the tax treatment of plantation costs in a foreign jurisdiction. The benefit in 2010 includes a benefit of $(7.3) million as a result of a change in estimate, combined with reversals of uncertain tax positions and release of valuation allowances in certain jurisdictions.

2010 Compared with 2009

Net Sales

Net sales in 2010 were $3,552.9 million compared with $3,496.4 million in 2009. The increase in net sales of $56.5 million was primarily attributable to higher net sales of bananas and prepared food, partially offset by lower net sales of other fresh produce.

•
Net sales in the banana segment increased by $109.3 million due to higher sales volume in North America and the Middle East partially offset by lower per unit sales prices in Europe, the Middle East and Asia.

◦	North America banana sales volume increased as a result of increased supplies. Per unit sales prices increased slightly as compared with prior year.

◦
Middle East banana sales volume increased significantly as a result of shipments to new markets in this region. Per unit sales prices decreased as compared with prior year as a result of weak market conditions.

◦
Europe banana sales volume was relatively flat and per unit sales price decreased as compared with prior year.  Contributing to the decrease in per unit sales price were unfavorable exchange rates and weak market conditions.

◦
Asia banana sales volume decreased as a result of unfavorable growing conditions in the Philippines. Per unit sales price decreased as a result of poor market conditions partially offset by favorable exchange rates.

•
Net sales in the prepared food segment increased by $22.4 million principally as the result of increased sales in our Jordanian poultry and processed meat business, canned pineapples and deciduous fruit in Europe and beverage products in Sub-Saharan Africa.

•
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

◦	Net sales of melons decreased principally as a result of planned sales volume reduction, partially offset by higher per unit sales price in North America.

◦	Net sales of potatoes and tomatoes decreased as a result of continued product rationalization and market conditions.

◦
Net sales of pineapples increased principally due to an increase in sales volume in North America due to increased production in Costa Rica, combined with higher per unit sales prices in Asia as a result of favorable exchange rates.

◦
Net sales of non-tropical fruit increased principally as a result of higher apple sales volumes and per unit sales price in the Middle East, higher grapes per unit sales price in Asia and North America, partially offset by lower sales volume and per unit sales prices of avocados in North America.

◦	Net sale of vegetables increased principally as a result of higher sales volume of onions and bell peppers in North America.

◦
Net sales of fresh-cut products increased principally due to higher sales volumes in North America and the Middle East that resulted from expansion of our customer base along with increased business with our current retail and foodservice customers in addition to higher per unit sales prices in North America, partially offset by lower sales volume in Europe.

Cost of Products Sold

Cost of products sold was $3,280.5 million in 2010 compared with $3,185.6 million in 2009, an increase of $94.9 million. This increase in cost of products sold was primarily attributable to higher sales volumes of bananas and pineapples combined with higher fuel, containerboard and fruit procurement and production costs. Partially offsetting these increases in cost of product sold were lower restructuring and other charges incurred during 2010. In 2010, cost of product sold included $8.7 million of net charges principally related to the write-down of inventory caused by floods in our Guatemala banana farms, net of related insurance reimbursements, an earthquake in Chile and exit activities in Brazil related to the discontinuation of melon growing operations. In 2009, cost of product sold included $15.2 million principally related to growing crop inventory write-down as a result of our decision to discontinue pineapple operations in Brazil and an insurance reimbursement for prior year's flood damage.

Gross Profit

Gross profit was $272.4 million in 2010 compared with $310.8 million in 2009, a decrease of $38.4 million. The decrease in gross profit was attributable to lower gross profit on bananas, prepared food and other products and services, partially offset by higher gross profit on other fresh produce.

•
Gross profit in the banana segment decreased by $77.3 million as a result of higher fuel and containerboard and fruit production and procurement costs combined with lower per unit sales price in Europe, the Middle East and Asia, partially offset by a 10% increase in sales volume. Contributing to the increase in per unit fruit cost in 2010 was the inclement weather in Central America.  In Guatemala, we recorded a charge of $2.0 million, net of insurance recoveries, for clean-up costs and packaging materials inventory write-downs related to extensive flood damage.

•
Gross profit in the prepared food segment decreased by $6.6 million principally as a result of higher costs of canned pineapples and higher costs in the Jordanian poultry business, partially offset by higher per unit sales prices.

•	Gross profit in the other products and services segment decreased by $1.9 million primarily due to lower third-party freight services.

•	Gross profit on the other fresh produce segment increased by $47.4 million principally as a result of higher gross profit on gold pineapples, non-tropical fruit and melons.

◦
Gross profit on gold pineapples increased in 2010 principally as a result higher sales volumes in North America, the Middle East and Asia, combined with the charge of $17.2 million that was recorded in 2009 related to growing crop inventory as a result of our decision to discontinue pineapple operations in Brazil, partially offset by higher freight costs.

◦	Gross profit in non-tropical fruit increased principally due to higher per unit sales prices of grapes in North America that resulted from favorable market conditions.

◦
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

•
During the second quarter of 2010, we entered into an agreement to sell substantially all of the assets of our South Africa canning operations. As a result, we recognized a $16.7 million asset impairment of our investment in South Africa and $0.1 million in other charges in the prepared food reporting segment.

•	$12.7 million in asset impairments related to plant disease affecting an isolated growing area in our banana operations in the Philippines that were abandoned during the first quarter of 2011.

•	$6.1 million in asset impairments and a $(2.4) million insurance reimbursement related to flood damage to our Guatemala banana plantation.

•
$1.4 million charge for impairment of the DEL MONTE® perpetual, royalty-free brand name license for beverage products in the United Kingdom due to lower than expected sales volume and pricing related to the prepared food segment.

•	$1.1 million in asset impairment charges related to damage caused by an earthquake in Chile in the other fresh produce segment.

•	$1.3 million in other charges due to the discontinuation of melon growing operations in Brazil related to the other fresh produce segment.

•	$0.7 million in asset impairment charges as a result of the relocation of a port facility in North America related to the banana and other fresh produce segments.

•	$(0.4) million in insurance proceeds related to the 2008 flood damage to our Brazil banana plantation.

Asset impairment and other charges (credits) for 2009 were as follows:

•	$10.9 million in asset impairment and other charges as a result of our decision to discontinue pineapple operations in Brazil.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $195.7 million for 2011 compared with $197.4 million for 2010, a decrease of $1.7 million. The decrease in cash provided by operating activities was principally due to higher levels of prepared food finished goods inventory and raw materials, packaging supplies and prepaid expenses. Partially offsetting these decreases in cash provided by operating activities were higher net income and accounts payable and accrued expenses combined with lower levels of accounts receivable.

Net cash provided by operating activities was $197.4 million for 2010 compared with $257.5 million for 2009, a decrease of $60.1 million. The decrease in cash provided by operating activities was principally due to lower net income, partially offset by lower levels of prepared food finished goods inventory.

Working capital was $522.2 million at December 30, 2011 compared with $513.8 million at December 31, 2010, an increase of $8.4 million. This increase in working capital was primarily attributable to higher levels of finished goods inventory and prepaid expenses and other current assets, partially offset by lower levels of accounts receivable and higher levels of accounts payable and accrued expenses.

Net cash used in investing activities was $74.7 million for 2011, $50.6 million for 2010 and $66.9 million for 2009.  Net cash used for investing activities for 2011 consisted primarily of capital expenditures of $79.4 million, partially offset by $4.7 million of proceeds from sales of property, plant and equipment. Our capital investment for 2011 consists of approximately $30.5, principally for improvements and expansion of production facilities in Costa Rica, Guatemala, North America and Chile related to the other fresh produce segment and $26.2 for improvements and expansion of production facilities in Guatemala, Costa Rica and distribution facilities in North America and Saudi Arabia related to the banana segment. Our capital expenditures in 2011 also included $22.7 million for improvements and expansion of production facilities in Jordan, Saudi Arabia, Kenya and Greece related to the prepared food segment.

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

Net cash used in financing activities was $125.7 million for 2011, $136.7 million for 2010 and $182.2 million for 2009. Net cash used in financing activities for 2011 of $125.7 million consisted of net repayment of long-term debt of $80.6 million, repurchase of our ordinary shares of $50.0 million, dividends paid of $17.7 million and a distribution to noncontrolling interest of $3.1 million, partially offset by proceeds from stock options exercised of $22.8 million and excess tax benefit from stock-based compensation.

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

     We finance our working capital and other liquidity requirements primarily through cash from operations and borrowings under our senior secured revolving credit facility (the “Credit Facility”) administered by Rabobank Nederland, New York Branch. Effective August 8, 2011, we voluntarily lowered the borrowing capacity on the Credit Facility from $500 million to $300 million in order to reduce our unused commitment fee. As a result of the voluntary reduction of our borrowing capacity, we proportionately reduced capitalized debt issuance costs by $1.2 million. This write-down is included as additional interest expense in our accompanying Consolidated Statement of Income. The Credit Facility has a 3.5-year term, with a scheduled termination date of January 17, 2013. The Credit Facility includes a swing line facility and a letter of credit facility with a $100.0 million sub-limit. Borrowings under the Credit Facility bear interest at a spread over the London Interbank Offer Rate (“LIBOR”) that varies with our leverage ratio. On March 28, 2011, we amended the Credit Facility by lowering the applicable margins over LIBOR or Base rate borrowings that vary with our leverage ratio. The Credit Facility is collateralized directly or indirectly by substantially all of our assets and is guaranteed by certain of our subsidiaries. At December 30, 2011, we had $209.8 million outstanding under the Credit Facility bearing interest at a per annum rate of 1.79%. In addition, we pay a fee on unused commitments.

The Credit Facility requires us to comply with certain financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers. As of December 30, 2011, we were in compliance with all of the financial and other covenants contained in the Credit Facility.

At December 30, 2011, we had $93.0 million available under committed working capital facilities, primarily under the Credit Facility. At December 30, 2011, we applied $19.0 million to the letter of credit facility, comprised primarily of certain contingent obligations and other governmental agencies and purchases of equipment guarantees. We also had $11.4 million in other letters of credit and bank guarantees not included in the letter of credit facility.

As of December 30, 2011, we had $215.5 million of long-term debt and capital lease obligations, including the current portion, consisting of $209.8 million outstanding under the Credit Facility, $1.3 million of capital lease obligations and $4.4 million of other long-term debt and notes payable.

Based on our operating plan, combined with our borrowing capacity under our Credit Facility, we believe we will have sufficient resources to meet our cash obligations in the foreseeable future. As of December 30, 2011, we had cash and cash equivalents of $46.9 million.

As a result of abandoning isolated areas in the Philippines banana operations due to plant disease, melon program rationalization in Costa Rica and Guatemala and underutilized facilities in the United Kingdom, we paid approximately $0.6 million in termination benefits and $1.8 million in contractual obligations in 2011. We expect to make additional payments of approximately $4.6 million principally related to under-utilized facilities in the United Kingdom and the previously announced closure of our Hawaii pineapple operations.  In addition, we expect to pay approximately $2.0 million in the next 12 months as a result of an unfavorable outcome to litigation regarding a tax position in a foreign jurisdiction. These cash outlays will be funded from operating cash flows and available borrowings under credit facilities.

The principal capital expenditures planned for 2012 consist primarily of the expansion and improvements of production facilities in Costa Rica, Guatemala, Chile, Kenya, Greece and the Philippines and for our distribution and fresh-cut facilities in North America and Saudi Arabia. We expect to fund our capital expenditures in 2012 through operating cash flows and borrowings under our Credit Facilitiy. We generated cash from operations of $195.7 million in 2011 and had $71.2 million available under our Credit Facility as of December 30, 2011.

The fair value of our derivatives changed from a net liability of $18.6 million as of December 31, 2010 to a net asset of $7.7 million as of December 30, 2011, related to our foreign currency cash flow hedges.  For foreign currency hedges, these fluctuations are primarily driven by the strengthening or weakening of the U.S. dollar compared to the euro, British pound and Japanese yen currencies being hedged relative to the contracted exchange rates. During 2011, we predominately entered into derivative contracts to hedge the British pound, euro and Japanese yen relative to our sales. We also entered into contracts to hedge the Kenya shilling, Costa Rica colon, Chilean peso and Brazilian real in order to hedge our production costs. The change in 2011 was primarily related to the stronger U.S. dollar relative to the euro and British pound offset by the weaker U.S. dollar relative to the Japanese yen being hedged when compared to the contracted exchange rates. We enter into derivative instruments with counterparties that are highly rated and do not expect a deterioration of our counterparty’s credit rating; however, the deterioration of our counterparty’s credit would affect the Consolidated  Financial Statements in the recognition of the fair value of the hedges that would be transferred to earnings as the contracts settle. We expect that a net gain of $7.7 million of the fair value of hedges will be transferred to earnings in 2012 along with the earnings effect of the hedged forecasted transactions.

Other

We are involved in several legal and environmental matters that, if not resolved in our favor, could require significant cash outlays and could have a material adverse effect on our results of operations, financial condition and liquidity. See Item 1. Business Overview under “Environmental Matters” and Item 3.  Legal Proceedings and Note 17, “Litigation” to the Consolidated Financial Statements  included in Item 8.  Financial Statements and Supplementary Data.

Recent Developments

Subsequent to the year-ended December 30, 2011, we discovered a defalcation in our Uruguay operating unit. This fraud is currently being investigated, however we do not expect it to materially impact our results.
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

Stock-Based Compensation

Our share-based payments are composed entirely of compensation expense related to stock options and all stock option awards are granted to employees and members of our Board of Directors, each of whom meets the definition of an employee under the provisions of the Accounting Standards Codification ™ (the “Codification” or “ASC”) guidance on “Compensation-Stock Compensation”.  We use the Black-Scholes option pricing model to estimate the fair value of stock options granted.

Stock-based compensation expense related to stock options, restricted stock awards and restricted stock units, for the year ended December 30, 2011, included in the determination of income before provision for income taxes and net income, totaled $9.2 million on the straight-line, single award basis, or $0.16 per diluted share, respectively, and are included in the accompanying Consolidated Statements of Income for the year ended December 30, 2011 in selling, general and administrative expenses.

We realized an excess share-based payment deduction resulting from stock options exercised through a reduction in taxes currently payable and related effect on cash flows of $2.9 million for the year ended December 30, 2011. We were in a net operating loss carryforward position in the relevant jurisdictions for the years ended 2009 and 2010, therefore there was no reduction in taxes currently payable or related effect on cash flows as the result of excess tax benefits from stock options exercised in these periods. The amount of cash received from the exercise of stock options was $22.8 million for the year ended December 30, 2011. As of December 30, 2011, the total remaining unrecognized compensation costs related to non-vested stock options and Restricted Stock Units amounted to $11.2 million and $3.4 million respectively, which will be amortized over the weighted-average remaining requisite service period of 1.8 and 3 years respectively.

Goodwill and Indefinite-Lived Intangible Assets

We assess goodwill for impairment on an annual basis on the first day of the fourth quarter of each year, or sooner if events indicate such a review is necessary. Based on this valuation that is performed during the fourth quarter, we have determined that there was no additional impairment of goodwill in 2011, 2010 or 2009. However, during the second quarter of 2011, as a result of of our Central America melon program rationalization, we recorded a $3.3 million goodwill impairment charge. As of December 30, 2011, we were not aware of any items or events that would cause us to further adjust the recorded value of goodwill for impairment. Potential impairment exists if the fair value of a reporting unit to which goodwill has been allocated is less than the carrying value of the reporting unit. The amount of the impairment to recognize, if any, is calculated as the amount by which the carrying value of goodwill exceeds its implied fair value. Future changes in the estimates used to conduct the impairment review, including revenue projection, market values and changes in the discount rate used, could cause the analysis to indicate that our goodwill is impaired in subsequent periods and result in a write-down of a portion or all of goodwill. The discount rate used is based on independently calculated risks, our capital mix and an estimated market risk premium. The fair value of the prepared food unit’s goodwill and trademarks and the melon and banana reporting units’ goodwill are highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets.

If we are unable to recover from poor market conditions related to bananas, the banana reporting unit goodwill may be at risk for impairment in the future. If we are unable to recover from current challenging economic conditions in Europe, the prepared food reporting unit goodwill and trademarks may be at risk for impairment in the future.

The following table highlights the sensitivities of the goodwill and indefinite-lived intangibles at risk as of December 30, 2011  (U.S. dollars in millions)

		Prepared Food Reporting Unit
	Banana Reporting Unit Goodwill	Goodwill	U.K. Beverage Trademarks	Remaining DEL MONTE® Trademarks
Carrying Value	$64.8	$72.2	$4.8	$63.6

Approximate percentage by which the fair value exceeds the carrying value based on annual impairment test as of 1st day of fourth quarter	4.0%	11.0%	1.5%	20.0%

Amount that a one percentage point increase in the discount rate and a 5% decrease in cash flows would cause the carrying value to exceed the fair value and trigger a fair valuation	$64.8	$26.1	$0.5	$—	(1)

(1)
As of December 30, 2011, applying the sensitivities disclosed above does not result in the carrying value exceeding the fair value; however, after applying those sensitivities, the fair value exceeds the carrying value by approximately 5%.

As part of the Del Monte Foods acquisition, we acquired perpetual, royalty-free licenses to use the DEL MONTE® brand for processed and/or canned food in more than 100 countries throughout Europe, Africa, the Middle East and countries formerly part of the Soviet Union.  Included in other non-current assets at December 30, 2011 is an indefinite-lived intangible asset of $68.4 million related to these licenses. This indefinite-lived intangible asset is not being amortized but is reviewed for impairment consistent with the Codification guidance on “Intangibles – Goodwill and Other”.  In 2010 and 2009, we recorded charges for impairment of the DEL MONTE® royalty-free brand name license for U.K. beverage products due to lower than expected sales volume and pricing of $1.4 million and $2.0 million, respectively. As of December 30, 2011, we are not aware of any items or events that would cause a further adjustment to the carrying value of goodwill.

Impairment of Long-Lived Assets

We account for the impairment of long-lived assets in accordance with the Codification guidance related to “Property, Plant and Equipment”. The Codification guidance requires write-downs to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In 2009, we recorded asset impairment charges of $13.3 million due to our decision to discontinue pineapple planting in Brazil, our decision not to use certain property, plant and equipment as originally intended for other crop production and an impairment of an intangible asset for a non-compete agreement as a result of the Caribana acquisition. During 2010, we recorded $37.3 million in asset impairment charges due to the sale of our investment in a canning operation in South Africa, disease affecting an isolated area of our Philippines banana operation, flood damage to our banana plantation in Guatemala, earthquake damage to our non-tropical fruit operations in Chile and the relocation of a port facility in North America. During 2011, we recorded $16.7 million in asset impairments principally related to under-utilized facilities in the United Kingdom, melon program rationalization in Central America, abandoned banana producing areas in Costa Rica due to low productivity and an unconsolidated investment in Ecuador.

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

Derivative Financial Instruments

We account for derivative financial instruments in accordance with the ASC guidance on “Derivatives and Hedging”. The ASC on “Derivatives and Hedging” requires us to recognize the value of derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated as a hedge and qualifies as part of a hedging relationship. The accounting also depends on the type of hedging relationship, whether a cash flow hedge, a fair value hedge, or hedge of a net investment in a foreign operation. A fair value hedge requires that the effective portion of the change in the fair value of a derivative financial instrument be offset against the change in the fair value of the underlying asset, liability, or firm commitment being hedged through earnings. A cash flow hedge requires that the effective portion of the change in the fair value of a derivative instrument be recognized in other comprehensive income, a component of shareholders’ equity, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the change in fair value of a derivative instrument is to be recognized in earnings in the same line in which the hedge transaction affects earnings. The ineffective portion of the change in fair value is immaterial for the year ended December 30, 2011 and December 31, 2010.

We use derivative financial instruments primarily to reduce our exposure to adverse fluctuations in foreign exchange rates. When entered into, we formally designate and document the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction. The fair values of derivatives used to hedge or modify our risks fluctuate over time. These fair value amounts should not be viewed in isolation, but rather in relation to the cash flows or fair value of the underlying hedged transactions or assets and other exposures and to the overall reduction in our risk relating to adverse fluctuations in foreign exchange rates.

We account for the fair value of our derivative financial instruments as either an asset in other current assets or noncurrent assets or a liability in accrued expenses or other noncurrent liabilities. We use an income approach to value our outstanding foreign currency.  An income approach consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts using current market information as of the measurement date such as foreign currency spot and forward rates. An element of default risk based on observable inputs is also built into the fair value calculation.

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

During 2011, we recognized $4.3 million in asset impairment charges related to an under-performing fresh-cut facility in the United Kingdom in the other fresh produce segment. The carrying value of these assets was $6.6 million in property, plant and equipment consisting of land, building and machinery and equipment. Property, plant and equipment were written down to a fair value of $2.3 million. We estimated the fair value of the underlying assets by using the market approach. The market approach uses prices and other relevant information generated by market transactions involving comparable assets. We used observable inputs based on market participant information, as such, we classify the fair value of these assets as Level 2 of the fair value hierarchy.

During 2011, we recognized $4.7 million in asset impairment and other charges including $2.5 million in contract termination costs and $2.2 million as a result of the under-utilized distribution centers in the United Kingdom in the banana segment. The carrying value of these assets was $8.4 million in property, plant and equipment consistent of land building and machinery and equipment. Property, plant and equipment were written down to a fair value of $6.2 million. We estimated the fair value of these assets using a combination of an income based approach and market approach considering the cash flows that would be obtained as a result of banana ripening services and eventual sale of the assets at the end of their useful life. The above mentioned contract termination costs related to the closure of a distribution facility and reduction of office space. We estimated the fair value of this obligation using an income based approach, whereby our cash flows are adjusted for a market premium risk. The fair valuation of the assets and contract termination obligation of $9.8 million are classified as Level 3 of the fair value hierarchy due to the mix of unobservable inputs utilized.

During 2011, we recognized $7.9 million in impairment charges related to the melon program rationalization. During the second quarter and as a result of the decision to discontinue planting certain melon varieties in Central America, we reviewed the carrying value of the melon assets. The carrying value of these assets was $10.5 million including $7.2 million in property, plant and equipment consisting primarily of buildings and machinery and equipment and $3.3 million of melon goodwill. Property, plant and equipment were written down to a fair value of $2.6 million. We estimated the fair value of these assets using the income based approach considering the cash flows that would be obtained as a result of the production and distribution of melons in areas of continued production. The income based approach utilizes unobservable inputs. Due to the use of unobservable inputs, we classify the fair value of these growing areas within Level 3 of the fair value hierarchy.

As a result of the decision to discontinue planting certain melon varieties in Central America, which significantly reduced melon volumes in the future, we estimated an implied fair value of the melon reporting unit's goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill (including any unrecognized intangible assets). This exercise yielded a write-down of the melon goodwill of $3.3 million.

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

During the fourth quarter of 2010, we recognized $12.7 million in impairment charges related to plant disease affecting an isolated growing area in our banana operations in the Philippines that was abandoned in 2011 in the banana segment. The carrying value of these assets was $13.5 million and was written down to a fair value of $0.8 million. We estimated the fair value of these assets using the income based approach considering the cash flows that would be obtained as a result of the production and distribution of bananas over the next few months prior to abandoning the growing areas impacted by disease. The income based approach utilizes unobservable inputs. Due to the use of unobservable inputs, we classify the fair value of these growing areas within Level 3 of the fair value hierarchy.

We recorded $10.5 million in asset impairment and other charges (credits) resulting from our decision in May 2009 to discontinue pineapple planting in Brazil and our subsequent decision, during the third quarter, not to use certain property, plant and equipment as originally intended for other crop production. The carrying value of these assets was $17.4 million and was written down to a fair value of $6.9 million. We estimated the fair value of the underlying assets by using a combination of the market approach and the cost approach. The cost approach is based on the amount that currently would be required to replace the service capacity of the assets. The market approach uses prices and other relevant information generated by market transactions involving comparable assets. We used a combination of observable inputs primarily based on appraisals and unobservable inputs using market participant assumptions to estimate the fair value of the underlying assets. Due to the use unobservable inputs, we classify the fair value of these long-lived assets within Level 3 of the fair value hierarchy.

New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) to amend the guidance in the ASC related to Intangibles - Goodwill and Other. This amendment provides us the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If it is determined that the fair value of the reporting unit is more likely than not less than the carrying amount, on the basis of qualitative factors, the two-step impairment test would be required. The amendment is effective for annual and interim goodwill impairment tests performed for our 2012 fiscal year, with earlier adoption permitted. This ASU impacts the manner in which goodwill is assessed for impairment but does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. It also does not change the requirement to test goodwill for impairment between annual tests if there are indicators of impairment. This ASU has no effect on our financial condition, results of operations or cash flows.

In June 2011, the FASB issued an ASU to amend guidance in the ASC related to the Presentation of Comprehensive Income. This amendment requires us to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The amended guidance, which must be applied retroactively, is effective for interim and annual periods beginning the first day of our 2012 fiscal year, with earlier adoption permitted. This ASU impacts presentation only and it will have no effect on our financial condition, results of operations or cash flows.

In May 2011, the FASB issued an ASU to amend the guidance in the ASC on Fair Value Measurements and Disclosures. This amendment is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards requirements for measurement of and disclosures about fair value. This guidance clarifies the application of existing fair value measurements and disclosures, and changes certain principles or requirements for fair value measurements and disclosures. The amendment is effective for interim and annual periods beginning the first day of our 2012 fiscal year. We are currently evaluating the impact, if any, of adopting this ASU to our financial condition, results of operations or cash flows.

Trend Information

Our net sales are affected by numerous factors, including mainly the balance between the supply of and demand for our produce and competition from other fresh produce companies. Our net sales are also dependent on our ability to supply a consistent volume and quality of fresh produce to the markets we serve. For example, seasonal variations in demand for bananas as a result of increased supply and competition from other fruit are reflected in the seasonal fluctuations in banana prices, with the first six months of each year generally exhibiting stronger demand and higher prices, except in those years where an excess supply exists. During the first part of 2011 banana supplies were not as plentiful as in the prior year. In 2011, our overall banana sales volume decreased by 2% while our average per unit sales prices increased by 4%. Our net sales of other fresh produce were positively impacted by increased sales volumes of fresh-cut fruit, non-tropical fruit and pineapples. In the processed foods business, we generally realize the largest portion of our net sales and gross profit in the third and fourth quarters of the year. During 2011, our prepared food net sales decreased slightly principally as a result of lower sales of canned deciduous products that resulted from reduced sourcing from South Africa.

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

In the pineapple, grape and non-tropical fruit markets, we believe that the high degree of capital investment and cultivation expertise required, as well as the longer length of the growing cycle, makes it relatively difficult to enter the market. However, in recent years we have experienced an increase in competition with respect to our Del Monte Gold® Extra Sweet pineapple, which has affected our results. We expect these competitive pressures to continue in 2012.

In the EU, the banana import tariff system that has been in effect since 2006 was modified in 2010.  On December 15, 2009, the EU entered into an agreement with certain Latin America banana exporting countries to settle the long running dispute over banana import tariffs.  This agreement was ratified in May, 2010. Under this agreement, the EU gradually reduces import tariffs on bananas from Latin America on an annual basis from the current level of €143 per ton in 2011 to €114 per ton in 2017.  The import tariff is reduced at the beginning of each year, as follows: 2012-€136, 2013-€132, 2014-€127, 2015-€122, 2016-€117 and 2017-€114.   In addition, the EU has entered into Free Trade Agreements with Colombia, Peru and five Central American countries. Under these bilateral trade agreements, duties on bananas will fall progressively to €75 per ton by 2020. The EU continues to negotiate Free Trade Agreements with Latin America banana-producing countries and there is a possibility that some form of new EU banana tariff-rate quotas will be reinstated. We cannot predict the impact of these changes in banana import tariffs on the EU market.

Our costs are determined in large part by the prices of fuel and packaging materials, including containerboard, plastic, resin and tin plate. Any significant increase in the cost of these items could also materially and adversely affect our operating results. Other than the cost of our products (including packaging), sea and inland transportation costs represent the largest component of cost of products sold. During 2009, fuel prices decreased by 32% and containerboard decreased 24% as compared with 2008.  During 2010 fuel prices increased by 25% and containerboard prices increased by 7% as compared with 2009, increasing cost of product sold by $30.7 million. During 2011, cost of fuel increased by 37% and containerboard decreased 8%, increasing our cost of products sold by $49.7 million. We expect the cost of fuel to continue to increase and containerboard to remain relatively flat in 2012. In addition, we are subject to the volatility of the charter vessel market because 12 of our refrigerated vessels are chartered rather than owned. These charters are for periods of three to 10 years. Charter rates have generally remained stable over the past three years but are subject to fluctuations in the future. During 2009, we entered into 10-year agreements to charter four new vessels. Two of these new vessels were put into service during 2009 and the remaining two during 2010.  We believe that our fleet of owned vessels combined with longer-term charters is effective in reducing our ocean freight costs and mitigates our exposure to the volatility of the charter market.

Tabular Disclosure of Contractual Obligations

The following details information with respect to our contractual obligations as of December 30, 2011.

	(U.S. dollars in millions)
Contractual obligations by period	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Fruit purchase agreements	$1,161.2	$336.9	$533.7	$253.6	$37.0
Purchase obligations	173.9	144.0	26.6	1.5	1.8
Operating leases and charter agreements	346.4	66.8	97.1	72.4	110.1
Capital lease obligations (including interest)	1.4	0.9	0.5	—	—
Long-term debt	214.2	1.4	212.8	—	—
Retirement benefits	85.4	8.7	16.8	17.0	42.9
Uncertain tax positions	9.5	8.0	1.1	—	0.4
Totals	$1,992.0	$566.7	$888.6	$344.5	$192.2

We have agreements to purchase the entire or partial production of certain products of our independent growers in Costa Rica, Guatemala, Ecuador, Cameroon, Colombia, Chile, the United States and the Philippines that meet our quality standards. Total purchases under these agreements amounted to $704.6 million, $722.2 million and $671.4 million for 2011, 2010 and 2009, respectively.

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

Exchange Rate Risk

Because we conduct our operations in many areas of the world involving transactions denominated in a variety of currencies, our results of operations as expressed in U.S. dollars may be significantly affected by fluctuations in rates of exchange between currencies. These fluctuations could be significant. Approximately 42% of our net sales and a significant portion of our costs and expenses in 2011 were denominated in currencies other than the dollar. We generally are unable to adjust our non-dollar local currency sales prices to reflect changes in exchange rates between the dollar and the relevant local currency. As a result, changes in exchange rates between the euro, Japanese yen, British pound or other currencies in which we receive sale proceeds and the dollar have a direct impact on our operating results. There is normally a time lag between our sales and collection of the related sales proceeds, exposing us to additional currency exchange rate risk.

To reduce currency exchange rate risk, we generally exchange local currencies for dollars promptly upon receipt. We periodically enter into currency forward contracts as a hedge against a portion of our currency exchange rate exposures; however, we may decide not to enter into these contracts during any particular period. As of December 30, 2011, we had several foreign currency cash flow hedges outstanding. The fair value of these hedges as of that date was a net asset of $7.7 million.

The results of a hypothetical 10% strengthening in the average value of the dollar during 2011 relative to the other currencies in which a significant portion of our net sales are denominated would have resulted in a decrease in net sales of approximately $141.0 million for the year ended December 30, 2011. This calculation assumes that each exchange rate would change in the same direction relative to the dollar. Our sensitivity analysis of the effects of changes in currency exchange rates does not factor in a potential change in sales levels or any offsetting gains on currency forward contracts.

Interest Rate Risk

As described in Note 12, “Long-Term Debt and Capital Lease Obligations” to the Consolidated Financial Statements, our indebtedness is both variable and fixed rate.

At December 30, 2011, our variable rate total debt had a carrying value of $214.2 million. The fair value of the debt approximates the carrying value because the variable rates approximate market rates. A 10% increase in the interest rate for 2011 would have resulted in a negative impact of approximately $0.3 million on our results of operations for the year ended December 30, 2011.

The above discussion of our procedures to monitor market risk and the estimated changes in fair value resulting from our sensitivity analysis are forward-looking statements of market risk assuming certain adverse market conditions occur.

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

(i).	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii).
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii).	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 30, 2011.

The effectiveness of our internal control over financial reporting as of December 30, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that is included elsewhere herein. That report expresses an unqualified opinion on the effectiveness of our internal control over financial reporting.

Fresh Del Monte Produce Inc.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of
Fresh Del Monte Produce Inc.

We have audited Fresh Del Monte Produce Inc. and subsidiaries' internal control over financial reporting as of December 30, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Fresh Del Monte Produce Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Fresh Del Monte Produce Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 30, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fresh Del Monte Produce Inc. and subsidiaries as of December 30, 2011 and December 31, 2010, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 30, 2011 of Fresh Del Monte Produce Inc. and subsidiaries, and our report dated February 28, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Miami, Florida
February 28, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Fresh Del Monte Produce Inc.

We have audited the accompanying consolidated balance sheets of Fresh Del Monte Produce Inc. and subsidiaries as of December 30, 2011 and December 31, 2010, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 30, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fresh Del Monte Produce Inc. and subsidiaries at December 30, 2011 and December 31, 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 30, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fresh Del Monte Produce Inc.'s internal control over financial reporting as of December 30, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Miami, Florida
February 28, 2012

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(U.S. dollars in millions, except share and per share data)

	December 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$46.9	$49.1
Trade accounts receivable, net of allowance of $7.4 and $7.8, respectively	290.7	313.8
Other accounts receivable, net of allowance of $9.8 and $12.3, respectively	63.9	63.4
Inventories	428.9	410.4
Deferred income taxes	12.4	17.5
Prepaid expenses and other current assets	49.2	27.1
Total current assets	892.0	881.3

Investments in and advances to unconsolidated companies	2.3	4.0
Property, plant and equipment, net	1,022.9	1,033.1
Deferred income taxes	56.9	57.2
Other noncurrent assets	127.6	135.7
Goodwill	402.3	406.4
Total assets	$2,504.0	$2,517.7

Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued expenses	$343.2	$331.9
Current portion of long-term debt and capital lease obligations	2.2	5.3
Deferred income taxes	15.7	27.5
Income taxes and other taxes payable	8.7	2.8
Total current liabilities	369.8	367.5

Long-term debt and capital lease obligations	213.3	290.3
Retirement benefits	78.6	76.5
Other noncurrent liabilities	47.6	69.6
Deferred income taxes	79.6	82.3
Total liabilities	788.9	886.2

Commitments and contingencies

Shareholders' equity:

Preferred shares, $0.01 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.01 par value; 200,000,000 shares authorized; 57,764,454 issued and outstanding and 58,725,430 issued and outstanding, respectively	0.6	0.6
Paid-in capital	483.6	462.9
Retained earnings	1,206.8	1,167.8
Accumulated other comprehensive loss	(1.6)	(24.1)
Total Fresh Del Monte Produce Inc. shareholders' equity	1,689.4	1,607.2
Noncontrolling interests	25.7	24.3
Total shareholders' equity	1,715.1	1,631.5
Total liabilities and shareholders' equity	$2,504.0	$2,517.7

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(U.S. dollars in millions, except share and per share data)

	Year ended
	December 30, 2011	December 31, 2010	January 1, 2010
Net sales	$3,589.7	$3,552.9	$3,496.4
Cost of products sold	3,270.2	3,280.5	3,185.6
Gross profit	319.5	272.4	310.8

Selling, general and administrative expenses	190.4	166.8	165.8
Gain on sales of property, plant and equipment	3.1	9.2	11.2
Asset impairment and other charges, net	16.3	37.3	8.0
Operating income	115.9	77.5	148.2

Interest expense	6.8	10.8	11.9
Interest income	1.1	0.9	0.7
Other expense, net	9.7	7.5	5.2

Income before income taxes	100.5	60.1	131.8

Provision for (benefit from) income taxes	5.7	(0.7)	(12.8)
Net income	$94.8	$60.8	$144.6

Less: net income (loss) attributable to noncontrolling interests	2.3	(1.4)	0.7
Net income attributable to Fresh Del Monte Produce Inc.	$92.5	$62.2	$143.9

Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Basic	$1.57	$1.03	$2.26

Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Diluted	$1.56	$1.02	$2.26

Dividends declared per ordinary share	$0.30	$0.05	$—

Weighted average number of ordinary shares:
Basic	58,893,832	60,535,978	63,570,999
Diluted	59,163,282	60,710,939	63,668,352

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in millions)

	Year ended
	December 30, 2011	December 31, 2010	January 1, 2010
Operating activities:
Net income	$94.8	$60.8	$144.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73.5	78.7	83.7
Amortization of debt issuance costs	3.4	2.3	3.3
Gain on pension liability	—	—	(3.2)
Stock-based compensation expense	9.2	7.5	10.4
Asset impairment charges	16.7	38.7	15.3
Change in uncertain tax positions	4.7	(2.0)	(2.9)
Gain on sales of property, plant and equipment	(3.1)	(9.2)	(11.2)
Equity in loss (income) of unconsolidated companies	0.7	0.8	(0.8)
Deferred income taxes	(11.2)	(3.3)	(18.1)
Excess tax benefit from stock-based compensation	(2.9)	—	—
Foreign currency translation adjustment	(0.3)	0.6	9.4
Other changes	—	0.2	(0.5)
Changes in operating assets and liabilities:
Receivables	21.5	4.0	45.8
Inventories	(21.5)	31.1	19.8
Prepaid expenses and other current assets	(2.9)	5.3	5.5
Accounts payable and accrued expenses	13.9	(8.4)	(40.1)
Other noncurrent assets and liabilities	(0.8)	(9.7)	(3.5)
Net cash provided by operating activities	195.7	197.4	257.5

Investing activities:
Capital expenditures	(79.4)	(70.8)	(84.5)
Proceeds from sales of property, plant and equipment	4.7	16.0	17.6
Return of investment by an unconsolidated company	—	4.2	—
Net cash used in investing activities	(74.7)	(50.6)	(66.9)

Financing activities:
Proceeds from long-term debt	582.9	581.5	314.1
Payments on long-term debt	(663.5)	(612.8)	(512.1)
Contributions from (distributions to) noncontrolling interests	(3.1)	3.4	14.8
Proceeds from stock options exercised	22.8	2.2	1.0
Excess tax benefit from stock-based compensation	2.9	—	—
Repurchase of shares	(50.0)	(108.1)	—
Dividends paid	(17.7)	(2.9)	—
Net cash used in financing activities	(125.7)	(136.7)	(182.2)

Effect of exchange rate changes on cash	2.5	4.5	(1.5)
Net (decrease) increase in cash and cash equivalents	(2.2)	14.6	6.9
Cash and cash equivalents, beginning	49.1	34.5	27.6
Cash and cash equivalents, ending	$46.9	$49.1	$34.5

Supplemental cash flow information:
Cash paid for interest	$3.3	$7.9	$8.8
Cash paid for income taxes	$3.4	$7.1	$5.9

Non-cash financing and investing activities:
Purchase of subsidiaries	$0.5	$—	$1.2
Sale of unconsolidated subsidiary	$0.8	$—	$—
Retirement of treasury shares	$50.0	$108.1	$—
Purchases of assets under capital lease obligations	$0.5	$0.5	$0.3

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(U.S. dollars in millions, except share data)

	Ordinary Shares Outstanding	Ordinary Shares	Paid-in Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
Balance at December 26, 2008	63,553,211	$0.6	$549.8	$964.6	$—	$(18.1)	$1,496.9	$17.0	$1,513.9
Exercises of stock options	62,200	—	1.0	—	—	—	1.0	—	1.0
Share-based payment expense	—	—	10.4	—	—	—	10.4	—	10.4
Capital contribution from non-controlling interest	—	—	—	—	—	—	—	3.7	3.7
Comprehensive income:
Net income	—	—	—	143.9	—	—	143.9	0.7	144.6
Unrealized gain on derivatives	—	—	—	—	—	13.4	13.4	—	13.4
Net foreign currency translation adjustment	—	—	—	—	—	20.5	20.5	0.7	21.2
Change in retirement benefit adjustment	—	—	—	—	—	(13.0)	(13.0)	—	(13.0)
Comprehensive income							164.8	1.4	166.2
Balance at January 1, 2010	63,615,411	$0.6	$561.2	$1,108.5	$—	$2.8	$1,673.1	$22.1	$1,695.2
Exercises of stock options	135,722	—	2.3	—	—	—	2.3	—	2.3
Issuance of restricted stock awards	32,956	—	—	—	—	—		—
Share-based payment expense	—	—	7.5	—	—	—	7.5	—	7.5
Capital contribution from non-controlling interest							—	2.7	2.7
Treasury shares purchased	(5,058,659)	—	—	—	(108.1)	—	(108.1)	—	(108.1)
Treasury shares retired			(108.1)		108.1		—		—
Dividend declared	—	—	—	(2.9)	—	—	(2.9)	—	(2.9)
Comprehensive income:									—
Net income	—	—	—	62.2	—	—	62.2	(1.4)	60.8
Unrealized gain on derivatives	—	—	—	—	—	(39.1)	(39.1)	—	(39.1)
Net foreign currency translation adjustment	—	—	—	—	—	10.0	10.0	0.9	10.9
Change in retirement benefit adjustment	—	—	—	—	—	2.2	2.2	—	2.2
Comprehensive income							35.3	(0.5)	34.8
Balance at December 31, 2010	58,725,430	$0.6	$462.9	$1,167.8	$—	$(24.1)	$1,607.2	$24.3	$1,631.5
Exercises of stock options	1,166,849	—	22.8	—	—	—	22.8	—	22.8
Issuance of restricted stock awards	27,853	—	—	—		—	—		—
Share-based payment expense	—	—	9.2	—	—	—	9.2	—	9.2
Excess tax benefit from stock-based compensation	—	—	2.9	—	—	—	2.9	—	2.9
Capital contribution from non-controlling interest							—	(0.9)	(0.9)
Treasury shares purchased	(2,155,678)	—	—	—	(50.0)	—	(50.0)	—	(50.0)
Treasury shares retired	—	—	(14.2)	(35.8)	50.0	—	—	—
Dividend declared	—	—	—	(17.7)	—	—	(17.7)	—	(17.7)
Comprehensive income:
Net income				92.5	—	—	92.5	2.3	94.8
Unrealized gain on derivatives	—	—	—	—	—	26.3	26.3	—	26.3
Net foreign currency translation adjustment	—	—	—	—	—	(2.5)	(2.5)	—	(2.5)
Change in retirement benefit adjustment	—	—	—	—	—	(1.3)	(1.3)	—	(1.3)
Comprehensive income							115.0	2.3	117.3
Balance at December 30, 2011	57,764,454	$0.6	$483.6	$1,206.8	$—	$(1.6)	$1,689.4	$25.7	$1,715.1

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

Certain amounts from 2009 and 2010 have been reclassified to conform to the 2011 presentation.  We reclassified 2009 operating cash flows to conform to the 2010 presentation primarily related to contribution from noncontrolling interest and foreign currency translation adjustment. In addition, as a result of our decision to exit our grain operations in Argentina during 2010 and the elimination of third-party ocean freight services from Northern Europe to the Caribbean during 2009, we have combined the other products and services segment with the other fresh produce segment in 2011 due to the relative size of the remaining operations.

We are required to evaluate events occurring after December 30, 2011, our fiscal year end, for recognition and disclosure in the Consolidated Financial Statements for the year ended December 30, 2011.  Events are evaluated based on whether they represent information existing as of December 30, 2011, which require recognition in the Consolidated Financial Statements, or new events occurring after December 30, 2011, which do not require recognition but require disclosure if the event is significant to the Consolidated Financial Statements.  We evaluated events occurring subsequent to December 30, 2011 through the date of issuance of these Consolidated Financial Statements.

2. Summary of Significant Accounting Policies

Principles of Consolidation

Our Consolidated Financial Statements include the accounts of our majority owned subsidiaries, which we control, and a consolidated variable interest entity (“VIE”). Our fiscal year end is the last Friday of the calendar year or the first Friday subsequent to the end of the calendar year, whichever is closest to the end of the calendar year. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Trade Receivables and Concentrations of Credit Risk

Trade receivables less allowances are recognized on our accompanying Consolidated Balance Sheets at net realizable value, which approximates fair value. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and customers’ credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience, specific customer collection issues that we have identified and reviews of the aging of trade receivables based on contractual terms. We generally do not require collateral on trade accounts receivable. Write-down of accounts receivable is done only when all collection efforts have been exhausted without success. No single customer’s receivable balance is considered to be large enough to pose a significant credit risk to us, except trade accounts receivable from one customer, which represents approximately 10% of trade accounts receivable, net of allowance. This customer is current with its payments.

Other Accounts Receivable

Other accounts receivables less allowances are recognized on our accompanying Consolidated Balance Sheets at net realizable value, which approximates fair value. Other accounts receivable includes value-added taxes (“VAT”) receivables, seasonal advances to growers and suppliers, which are usually short-term in nature, and other financing receivables.

Value added taxes are primarily related to purchases by production units and will be refunded by the taxing authorities. As of December 30, 2011 and December 31, 2010, $20.3 million and $14.4 million net of allowance of $1.6 million and $3.1 million, respectively, of these amounts were classified as current in other accounts receivable and $24.6 million and $32.0 million, net of allowance of $12.5 million and $12.9 million, respectively, were classified as noncurrent in other noncurrent assets on our Consolidated Balance Sheets.

Advances to growers and suppliers are generally repaid to us as produce is harvested and sold. We require property liens and pledges of the season’s produce as collateral to support the advances. Occasionally, we agree to a payment plan or takes steps to recover advances through the liens or pledges. Refer to Note 8, “Financing Receivables” for further discussion on advances to growers and suppliers.

Allowances against VAT and advances to growers and suppliers are established based on our knowledge of the financial condition of the paying party and historical loss experience. Allowances are recorded and charged to expense when an account is deemed to be uncollectible. Recoveries of VAT and advances to growers and suppliers previously reserved in the allowance are credited to operating income.

Inventories

Inventories are valued at the lower of cost or market. Cost is computed using the weighted average cost or first-in first-out methods for finished goods, which includes fresh produce and prepared food and the first-in first-out, actual cost or average cost methods for raw materials and packaging supplies. Raw materials and packaging supplies inventory consists primarily of agricultural supplies, containerboard, packaging materials and spare parts.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Summary of Significant Accounting Policies (continued)

Inventories consisted of the following (U.S. dollars in millions):

	December 30, 2011	December 31, 2010
Finished goods	149.1	138.8
Raw materials and packaging supplies	142.9	134.1
Growing crops	136.9	137.5
Total inventories	$428.9	$410.4

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

Investments in Unconsolidated Companies

Investments in unconsolidated companies are accounted for under the equity method of accounting for investments of 20% or more in companies over which we do not have control, except for one VIE. See Note 4, “Investments in Unconsolidated Companies” and Note 5, “Variable Interest Entities”.

Property, Plant and Equipment and Other Definite-Lived or Long-Lived Assets

Property, plant and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from 10 to 40 years for buildings, five to 20 years for ships and containers, three to 20 years for machinery and equipment, three to seven years for furniture, fixtures and office equipment and five to 10 years for automotive equipment. Leasehold improvements are amortized over the term of the lease, or the estimated useful life of the related asset, whichever is shorter. Definite-lived intangibles are amortized over their useful lives with a weighted average amortization period of 17 years.  Amortization expense related to definite-lived intangible assets totaled $1.4 million, $1.5 million, and $1.8 million for 2011, 2010 and 2009, respectively, and is included in cost of products sold.

When assets are retired or disposed of, the costs and accumulated depreciation or amortization are removed from the respective accounts and any related gain or loss is recognized. Maintenance and repairs are charged to expense as incurred. Significant expenditures, which extend the useful lives of assets, are capitalized. Interest is capitalized as part of the cost of construction.

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of an asset exceeds the asset’s fair value, we measure and record an impairment loss for the excess. An asset’s fair value is calculated by either determining the expected future discounted cash flow of the asset or by independent appraisal. For long-lived assets held for sale, we record impairment losses when the carrying amount is greater than the fair value less the cost to sell. We discontinue depreciation of long-lived assets when these assets are classified as held for sale and include the net book value of these assets in prepaid expenses and other current assets. Our long-lived assets are primarily composed of property, plant and equipment and definite-lived intangible assets. See Note 6, “Property, Plant and Equipment” and Note 7, “Goodwill and Other Intangible Assets”.

We recorded charges related to impairment of long-lived assets in 2011, 2010 and 2009 of $16.7 million, $38.7 million and $15.3 million, respectively. Such charges are included in asset impairment and other charges, net in the accompanying Consolidated Statements of Income for the years ended December 30, 2011, December 31, 2010 and January 1, 2010 and as described further in Note 3, “Asset Impairment and Other Charges, Net”.

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

Goodwill and Indefinite-Lived Intangible Assets

Our goodwill represents the excess of the purchase price of business combinations over the fair value of the net assets acquired. We assess goodwill and indefinite-lived intangible assets for impairment on an annual basis as of the first day of our fourth quarter, or sooner if events indicate such a review is necessary. Potential impairment exists if the fair value of a reporting unit to which goodwill has been allocated, or the fair value of indefinite-lived intangible assets, is less than their respective carrying values. The amount of the impairment to recognize, if any, is calculated as the amount by which the carrying value of goodwill exceeds its implied value or the amount of the carrying value of the intangible asset exceeds its fair value. Future changes in the estimates used to conduct the impairment review, including revenue projections, market values and changes in the discount rate used could cause the analysis to indicate that our goodwill or indefinite-lived intangible assets are impaired in subsequent periods and result in a write-down of a portion or all of goodwill. The discount rate used is based on independently calculated risks, our capital mix and an estimated market premium.

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

During 2011, we made the decision to reduce melon volumes of certain unprofitable melon varieties in Central America. As a result, we recorded $0.9 million in cost of products sold related to the write-down of raw materials and packaging supplies inventory. In addition, in 2011, we recorded $2.0 million and $1.3 million in insurance reimbursements related to the write-down of inventory and other costs as a result of flood damage in our Guatemala banana farms and the write-down of inventory as a result of damaged caused by the 2010 earthquake in Chile, respectively. We also recorded $0.5 million related to the write-down of raw materials and packaging supplies inventory as a result of an under-utilized fresh-cut facility in the United Kingdom and $0.5 million related to the write-down of raw materials and packaging supplies inventory as a result of an under-utilized production line in Jordan.

During 2010, we made the decision to cease melon operations in Brazil due to higher than expected costs. As a result, we recorded $4.9 million in cost of products sold related to the write-down of growing crop and raw materials and packaging supplies inventory. In addition, in 2010, we recorded $2.0 million, net of $2.6 million in insurance reimbursements, in cost of products sold related to the write-down of inventory and other costs as a result of flood damage in our Guatemala banana farms and $1.2 million related to the write-down of inventory as a result of damage caused by the earthquake in Chile.

During 2009, we made the decision to cease pineapple operations in Brazil due to lower than optimal crop quality and higher than expected costs. As a result, we recorded $17.2 million in cost of products sold related to the write-down of growing crop inventory. In addition, in 2009, we recorded a credit of $2.1 million in cost of products sold related to insurance reimbursements received as a result of the flood damage experienced during 2008 in our Brazil banana operations.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Summary of Significant Accounting Policies (continued)

Advertising and Promotional Costs

We expense advertising and promotional costs as incurred. Advertising and promotional costs, which are included in selling, general and administrative expenses, were $22.2 million, $20.4 million, and $17.5 million for 2011, 2010 and 2009, respectively.

Debt Issuance Costs

Debt issuance costs relating to long-term debt are amortized over the term of the related debt instrument using the straight-line method as the costs are primarily related to our revolving credit facility and are included in other noncurrent assets. Debt issuance cost amortization, which is included in interest expense, was $3.4 million, $2.3 million and $3.3 million for 2011, 2010 and 2009, respectively. In 2011, we voluntarily lowered the borrowing limit on the Credit Facility from $500.0 million to $300.0 million in order to reduce our unused commitment fees. As a result, we proportionally reduced capitalized debt issuance costs by $1.2 million.

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

See Note 11, “Income Taxes”.

Environmental Remediation Liabilities

Losses associated with environmental remediation obligations are accrued when such losses are probable and can be reasonably estimated. See Note 17, “Litigation”.

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

Other expense, net, in the accompanying Consolidated Statements of Income includes a net loss of $8.3 million, $5.3 million and $6.4 million for 2011, 2010 and 2009, respectively, on foreign exchange. These amounts include the effect of foreign currency remeasurement, realized foreign currency transaction gains and losses and changes in the value of foreign currency denominated accounts receivable and accounts payable.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Summary of Significant Accounting Policies (continued)

Other Expense, Net

In addition to foreign currency gains and losses described above, other expense, net, also consists of equity losses (gains) of unconsolidated companies, and other items of non-operating income and expenses.

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

See Note 16, “Commitments and Contingencies” for more information.

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

Stock-Based Compensation

We account for stock-based compensation expense consistent with ASC guidance on “Compensation – Stock Compensation”. Our share-based payments are composed entirely of stock-based compensation expense as all equity awards granted to employees and members of our Board of Directors, each of whom meets the definition of an employee under the provisions of the ASC, are stock options, restricted stock awards and restricted stock units.  We use the Black-Scholes option pricing model to estimate the fair value of stock options granted.

See Note 15, “Stock-Based Compensation” for more information.

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

See Note 18, “Derivative Financial Instruments” for more information.

Retirement and Other Employee Benefits

Using appropriate actuarial methods and assumptions, we account for defined benefit pension plans in accordance with ASC guidance on “Compensation – Retirement Benefits”. See Note 14, “Retirement and Other Employee Benefits” for more information.

Effective on January 1, 2010, we adopted new ASC guidance included in “Compensation – Retirement Benefits”, which amends existing guidance, to require more detailed disclosures about our plan assets, including investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets consistent with the fair value hierarchy model described in the ASC on “ Fair Value Measurements and Disclosures”, as described in Note 19, “Fair Value Measurements”.

New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) to amend the guidance in the Accounting Standards Codification (“ASC”) related to Intangibles - Goodwill and Other. This amendment provides us the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If it is determined that the fair value of the reporting unit is more likely than not less than the carrying amount, on the basis of qualitative factors, the two-step impairment test would be required. The amendment is effective for annual and interim goodwill impairment tests performed for our 2012 fiscal year, with earlier adoption permitted. This ASU impacts the manner in which goodwill is assessed for impairment but does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. It also does not change the requirement to test goodwill for impairment between annual tests if there are indicators of impairment. This ASU has no effect on our financial condition, results of operations or cash flows.

In June 2011, the FASB issued an ASU to amend guidance in the ASC related to the Presentation of Comprehensive Income. This amendment requires us to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The amended guidance, which must be applied retroactively, is effective for interim and annual periods beginning the first day of our 2012 fiscal year, with earlier adoption permitted. This ASU impacts presentation only and it will have no effect on our financial condition, results of operations or cash flows.

In May 2011, the FASB issued an ASU to amend the guidance in the ASC on Fair Value Measurements and Disclosures. This amendment is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards requirements for measurement of and disclosures about fair value. This guidance clarifies the application of existing fair value measurements and disclosures, and changes certain principles or requirements for fair value measurements and disclosures. The amendment is effective for interim and annual periods beginning the first day of our 2012 fiscal year. We are currently evaluating the impact, if any, of adopting this ASU to our financial condition, results of operations or cash flows.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Asset Impairment and Other Charges, Net

We recorded asset impairment and other charges, net totaling $16.3 million, $37.3 million and $8.0 million for the years 2011, 2010 and 2009, respectively, which were the result of exit activities and asset impairments.

The following represents the detail of asset impairment and exit activity and other charges (credits), net for the year ended December 30, 2011 by reportable segment (U.S. dollars in millions):

	Long-lived and other asset impairment		Exit activity and other charges (credits)	Total
Banana segment:
Guatemala 2010 flood damage insurance reimbursement	$—		$(4.2)	$(4.2)
Decision to abandon an isolated area of our banana operation in the Philippines	—		1.2	1.2
Costa Rica exit of low banana-producing areas	0.8		—	0.8
United Kingdom under-utilized distribution centers	2.2		2.5	4.7
Ecuador carton box corrugator investment	0.6		—	0.6
Other fresh produce segment:
Central America melon program rationalization	7.9	(1)	0.5	8.4
United Kingdom under-utilized fresh-cut facility	4.3		—	4.3
Other charges and legal costs related to the Kunia well site in Hawaii	—		1.1	1.1
Chile earthquake insurance reimbursement	—		(1.5)	(1.5)
Prepared segment:
Jordanian under-utilized production line	0.7		—	0.7
Other impairment charges	0.2		—	0.2
Total asset impairment and other charges (credits), net	$16.7		$(0.4)	$16.3

(1) Includes melon goodwill impairment of $3.3 million.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Asset Impairment and Other Charges, Net (continued)

The following represents the detail of asset impairment and exit activity charges (credits), net for the year ended December 31, 2010 by reportable segment (U.S. dollars in millions):

	Long-lived and other asset impairment	Exit activity and other charges (credits)	Total
Banana segment:
Decision to abandon an isolated area of our banana operation in the Philippines	$12.7	$—	$12.7
Guatemala banana plantation flood damage and insurance reimbursements	6.1	(2.4)	3.7
Brazil insurance reimbursements for 2008 flood damage in our banana plantations	—	(0.4)	(0.4)
North America relocation of port facility	0.7	—	0.7
Other fresh produce segment:
Brazil melon operation exit activities	—	1.3	1.3
Chile earthquake	1.1	—	1.1
Prepared segment:
United Kingdom Del Monte® perpetual, royalty-free brand name license	1.4	—	1.4
South Africa exit activities	16.7	0.1	16.8
Total asset impairment and other charges (credits), net	$38.7	$(1.4)	$37.3

The following represents the detail of asset impairment and exit activity charges (credits), net for the year ended January 1, 2010 by reportable segment (U.S. dollars in millions):

	Long-lived and other asset impairment	Exit activity and other charges (credits)	Total
Banana segment:
Caribana acquisition non-compete agreement	$2.8	$—	$2.8
United Kingdom reversal of contract termination costs related to the closure of an under-utilized distribution center	—	(0.8)	(0.8)
Brazil insurance reimbursements for 2008 flood damage in our banana plantations	—	(3.4)	(3.4)
Other fresh produce segment:
Brazil pineapple operation exit activities	10.5	0.4	10.9
Gain from the discontinuance of the retiree medical plan and reversal of contract termination costs related to pineapple operation exit activities in Hawaii	—	(4.7)	(4.7)
Decision to discontinue the commercial cargo service in Europe	—	1.2	1.2
Prepared segment:
United Kingdom Del Monte® perpetual, royalty-free brand name license	2.0	—	2.0
Total asset impairment and other charges (credits), net	$15.3	$(7.3)	$8.0

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Asset Impairment and Other Charges, Net (continued)

The following represents the roll forward of exit activity and other reserves for the year ended December 30, 2011 (U.S. dollars in millions):

	Exit activity and other reserve balance at December 31, 2010	Impact to Earnings	Cash Paid	Exit activity and other reserve balance at December 30, 2011
Termination benefits	$1.3	$0.3	$(0.6)	1.0
Contract termination and other exit activity charges	1.5	3.9	(1.8)	3.6
	$2.8	$4.2	$(2.4)	$4.6

Included in the exit activity reserve balance at December 30, 2011 is $3.6 million in contract termination costs related to under-utilized facilities in the United Kingdom in the banana and other fresh produce segments and $1.0 million in termination benefits primarily related to the previously announced decision to exit Hawaiian production operations in the other fresh produce segment. We do not expect additional charges related to the exit and other activities mentioned above that would significantly impact our results of operations and financial condition.

Exit activity and other reserves are recorded in the Consolidated Balance Sheets in accounts payable and accrued expenses, for the current portion and other noncurrent liabilities for the noncurrent portion.

4. Investments in Unconsolidated Companies

Investments in unconsolidated companies accounted for under the equity method amounted to $1.8 million and $2.9 million at December 30, 2011 and December 31, 2010, respectively.

Investments in unconsolidated companies accounted for under the equity method and cost method consisted of the following at December 30, 2011:

Company	Business	Ownership Interest	Accounting Method
Melones De Costa Rica, S.A.	Land lessor	50%	Equity
Hacienda Filadelfia, S.A.	Land lessor	50%	Equity
B.A.D.M. Agroindustrial, S.A.	Land lessor	50%	Equity
Cartorama S.A.	Carton box corrugators	10%	Cost

During 2011 we wrote-off the investment in Cartorama S.A. of $0.6 million and transferred our 50% ownership interest in Texas Specialty Produce Investors, LLC to the investee, both as a result of continued under-performance. We also sold our investment in Frutas de Parrita, S.A. and simultaneously purchased an investment in B.A.D.M. Agroindustrial, S.A. Purchases from unconsolidated companies were $10.6 million and $42.8 million for 2010 and 2009, respectively. There were no purchases from unconsolidated companies in 2011. There were $0.7 million of payables to unconsolidated companies at December 31, 2010. Our portion of (losses) income in unconsolidated companies amounted to $(0.7) million, $(0.8) million and $0.9 million in 2011, 2010 and 2009, respectively, and is included in other income (expense), net. We received 4.2 million as a return of capital from an unconsolidated investment during 2010. There were no dividends received from unconsolidated subsidiaries in 2011, 2010 and 2009.

5. Variable Interest Entities

Effective January 2, 2010, we adopted the ASU issued by the FASB on December 23, 2009, which codifies Statement of Financial Accounting Standard No. 167, “Amendments to FASB Interpretation No. 46(R)” and amends the consolidation guidance that applies to VIEs.  The ASU amends many important provisions of the existing ASC guidance on “Consolidation”.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Variable Interest Entities (continued)

This amended consolidation guidance for VIEs replaces the existing quantitative approach for identifying which enterprise should consolidate a VIE, which was based on which enterprise is exposed to a majority of the risks and rewards, with a qualitative approach, based on which enterprise has both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. The determination whether an enterprise should consolidate a VIE is required to be evaluated continuously as changes to existing relationships or future transactions could result in a consolidation or deconsolidation of VIEs. The adoption of this ASU did not have an impact on our Consolidated Financial Statements other than to require additional disclosures.

One of our Del Monte Gold® Extra Sweet pineapple producers meets the definition of a VIE pursuant to the ASC guidance on “Consolidation” and is consolidated. Our variable interest in this entity includes an equity investment and certain debt guarantees.  All of this entity’s pineapple production is sold to us. Based on the criteria of this ASC, as amended, we are the primary beneficiary of this entity’s expected residual returns or losses in excess of our ownership interest. Although we are the primary beneficiary, the VIE’s creditors do not have recourse against our general credit. At December 30, 2011, the VIE had total assets of $41.5 million and total liabilities of $8.9 million. The VIE had long-term debt of $4.4 million, which is collateralized by its property, plant and equipment and further guaranteed by a $1.0 million standby letter of credit issued by us.  As of December 30, 2011, the VIE is current on the guaranteed long-term debt. There are no other restrictions on the assets of the VIE.

We have provided funding for capital investments in the VIE in proportion to our voting interest. We may from time to time in the future provide additional funding for capital investments in the VIE.

6. Property, Plant and Equipment, Net

Property, plant and equipment consisted of the following (U.S. dollars in millions):

	December 30, 2011	December 31, 2010
Land and land improvements	$514.8	$495.7
Buildings and leasehold improvements	424.2	413.0
Machinery and equipment	414.4	405.1
Maritime equipment (including containers)	193.0	204.2
Furniture, fixtures and office equipment	102.0	98.2
Automotive equipment	44.9	44.8
Construction-in-progress	36.2	39.8
	1,729.5	1,700.8
Less: accumulated depreciation and amortization	(706.6)	(667.7)
Property, plant and equipment, net	$1,022.9	$1,033.1

Depreciation and amortization expense on property, plant and equipment, including assets under capital leases, was $72.1 million, $77.2 million and $81.8 million for 2011, 2010 and 2009, respectively.

Containers, machinery and equipment and automotive equipment under capital leases totaled $11.1 million and $17.2 million at December 30, 2011 and December 31, 2010, respectively. Accumulated amortization for assets under capital leases was $5.7 million and $8.3 million at December 30, 2011 and December 31, 2010 respectively.

For the years 2011, 2010 and 2009, the gain on sales of property, plant and equipment included gains of $3.1 million, $9.2 million and $11.2 million, respectively. Included in the $3.1 million are gains primarily related to the sale of shipping-related and other surplus equipment in the banana segment.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Property, Plant and Equipment, Net (continued)

In 2010, the gain on sales of property, plant and equipment of $9.2 million are primarily related to the sale of four refrigerated vessels in the banana segment and properties in South America primarily in the other fresh produce segment. In 2009, the gain on sales of property, plant and equipment of $11.2 million are primarily related to the sale of five refrigerated vessels in the banana segment and properties in South America in the other fresh produce segment and Africa in the prepared food segment.

7. Goodwill and Other Intangible Assets

The following table reflects our indefinite-lived intangible assets, including goodwill and our definite-lived intangible assets along with related accumulated amortization by major category (U.S. dollars in millions):

	December 30, 2011	December 31, 2010
Goodwill	$402.3	$406.4
Indefinite-lived intangible assets:
Trademarks	68.4	68.7
Definite-lived intangible assets:
Definite-lived intangible assets	12.7	12.7
Accumulated amortization	(6.5)	(5.3)
Definite-lived intangible assets, net	6.2	7.4
Goodwill and other intangible assets, net	$476.9	$482.5

Indefinite-lived and definite-lived intangible assets are included in other noncurrent assets in the Consolidated Balance Sheets.

The following table reflects the changes in the carrying amount of goodwill by business segment (U.S. dollars in millions):

	Bananas	Other fresh produce	Prepared food	Totals
Goodwill	$65.4	$285.0	$77.3	$427.7
Accumulated impairment losses	—	(18.7)	—	(18.7)
Balance at January 1, 2010	65.4	266.3	77.3	409.0

Foreign exchange and other	(0.1)	(0.2)	(2.3)	(2.6)

Goodwill	65.3	284.8	75.0	425.1
Accumulated impairment losses	$—	$(18.7)	$—	$(18.7)
Balance at December 31, 2010	65.3	266.1	75.0	406.4

Impairment of melon goodwill	—	(3.3)	—	(3.3)
Foreign exchange and other	(0.5)	—	(0.3)	(0.8)

Goodwill	$64.8	$284.8	$74.7	$424.3
Accumulated impairment losses	—	(22.0)	—	(22.0)
Balance at December 30, 2011	$64.8	$262.8	$74.7	$402.3

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Goodwill and Other Intangible Assets (continued)

Results of Impairment Tests

In accordance with the ASC guidance on “Goodwill and Other Intangible Assets”, we review goodwill for impairment on an annual basis or earlier if indicators of impairment arise. Based on the valuation of goodwill performed as of the first day of our fourth quarter in 2011 and 2010, the fair value of goodwill exceeded its carrying value and thus there was no impairment recorded.  As of December 30, 2011, we are not aware of any items or events that would cause a further adjustment to the carrying value of goodwill.

As a result of the decision to discontinue planting certain melon varieties in Central America during the second quarter of 2011, which significantly reduced melon volumes in the future, we recognized a write-down of the melon goodwill of $3.3 million.

As a result of lower than expected sales volume and pricing in the United Kingdom, we recorded an impairment charge of $1.4 million and $2.0 million during third quarter of 2010 and the first quarter of 2009, respectively, related to the DEL MONTE® indefinite-lived perpetual, royalty-free brand name license for U.K. beverage products.  Based on the valuation of the trademarks performed as of the first day of our fourth quarter, the fair value of the trademarks exceeded their carrying value and thus there was no impairment recorded. As of December 30, 2011, we are not aware of any items or events that would cause a further adjustment to the carrying value of the trademarks.

The fair value of the prepared food unit’s goodwill and trademarks and the banana reporting unit's goodwill are highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets.

The following table highlights the sensitivities of the goodwill and indefinite-lived intangibles at risk as of December 30, 2011 (U.S. dollars in millions):

		Prepared Food Reporting Unit
	Banana Reporting Unit Goodwill	Goodwill	U.K. Beverage Trademarks	Remaining DEL MONTE® Trademarks
Carrying Value	$64.8	$72.2	$4.8	$63.6

Approximate percentage by which the fair value exceeds the carrying value based on annual impairment test as of 1st day of fourth quarter	4.0%	11.0%	1.5%	20.0%

Amount that a one percentage point increase in the discount rate and a 5% decrease in cash flows would cause the carrying value to exceed the fair value and trigger a fair valuation	$64.8	$26.1	$0.5	$—	(1)

(1)
As of December 30, 2011, applying the sensitivities disclosed above does not result in the carrying value exceeding the fair value; however, after applying those sensitivities, the fair value exceeds the carrying value by approximately 5%.

See Note 3, “Asset Impairment and Other Charges, Net” and Note 19, "Fair Value Measurements" for further discussion related to impairments of intangible assets occurring during 2011 and 2010.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Goodwill and Other Intangible Assets (continued)

The estimated amortization expense related to definite-lived intangible assets for the five succeeding years is as follows (U.S. dollars in millions):

2012	$0.8
2013	0.8
2014	0.8
2015	0.8
2016	0.8

8. Financing Receivables

In July 2010, the FASB issued an ASU relating to improving disclosure on the credit quality of financing receivables and allowances for credit losses and requires expanded disclosures on the balance of financing receivables, aging of those receivables and related allowance for doubtful accounts information at a disaggregated level.  The ASU also requires roll-forward of the allowance for doubtful accounts related to financing receivables.  Financing receivables are defined as a contractual right to receive money, on demand or on fixed or determinable dates and is recognized as an asset in the creditor’s balance sheet.  We adopted the guidance in this ASU on December 31, 2010 and additional guidance regarding disclosure of reporting period activity such as roll-forwards of the related allowance for doubtful accounts in our financial statements for the first quarter of 2011.  This ASU did not have an impact to our Consolidated Financial Statements other than require us to provide increased disclosures.

Other accounts receivable less allowances are recognized on our accompanying Consolidated Balance Sheets at net realizable value, which approximates fair value. Other accounts receivable includes value-added taxes receivable, seasonal advances to growers and suppliers, which are usually short-term in nature, and other financing receivables.

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

These advances are collateralized by property liens and pledges of the season’s produce; however certain factors such as the impact of weather (i.e. flooding), crop disease and financial stability could impact the ability for these growers to repay their advance.  Occasionally, we agree to a payment plan or take steps to recover the advance via established collateral.  Reserves for uncollectible advances are determined on a case by case basis depending on the production for the season and other contributing factors.

We also from time to time enter into notes receivables primarily related to asset sales.  The majority of our notes receivables have terms that are less than one year.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Financing Receivables (continued)

The following table details the advances to growers along with the related allowance for doubtful accounts (U.S. dollars in millions):

	December 30, 2011		December 31, 2010
	Current	Noncurrent	Current		Noncurrent
Gross advances to growers	$28.7	$3.1	$34.2		$0.5
Allowance for advances to growers	(3.4)	—	(3.8)		(0.2)
Net advances to growers	$25.3	$3.1	$30.4		$0.3

Gross notes receivable	$0.5	$0.4	$8.2		$1.0
Allowance for notes receivable	—	—	(0.6)		—
Net allowance for notes receivable	$0.5	$0.4	$7.6	(a)	$1.0

(a)	$6.9 million of notes receivable, net of allowance of $0.6 million, relates to the sale of the assets of our South Africa canning operation and was paid in January 2011.

The current and noncurrent portions of the financing receivables included above are classified in the Consolidated Balance Sheets in other accounts receivable and other noncurrent assets, respectively.

The following table details the credit risk profile of the above listed financing receivables (U.S. dollars in millions):

	Current Status	Fully Reserved	Total
Gross advances to growers:
December 30, 2011	$28.4	$3.4	$31.8
December 31, 2010	30.7	4.0	34.7
Gross notes receivable:
December 30, 2011	0.9	—	0.9
December 31, 2010	9.2	—	9.2

The allowance for doubtful accounts and the related financing receivables for the years ended December 30, 2011 and December 31, 2010 were as follows (U.S. dollars in millions):

	December 30, 2011	December 31, 2010
Allowance for advances to growers:
Balance, beginning of period	$4.0	$4.2
Deductions to allowance including
recoveries	(0.6)	(0.2)
Balance, end of period	$3.4	$4.0

Allowance for notes receivable:
Balance, beginning of period	$0.6	$—
Provision for uncollectible amounts	—	0.6
Deductions to allowance including
recoveries	(0.6)	—
Balance, end of period	—	0.6

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consisted of the following (U.S. dollars in millions):

	Unrealized Gain (Loss) on Derivatives	Currency Translation Adjustment	Retirement Benefit Adjustment, Net of Tax	Total
Balance at December 26, 2008	$7.1	$(24.9)	$(0.3)	$(18.1)
Current year net change in other comprehensive income (loss)	13.4	20.5	(13.0)	20.9
Balance at January 1, 2010	20.5	(4.4)	(13.3)	2.8
Current year net change in other comprehensive income (loss)	(39.1)	10.0	2.2	(26.9)
Balance at December 31, 2010	(18.6)	5.6	(11.1)	(24.1)
Current year net change in other comprehensive income (loss)	26.3	(2.5)	(1.3)	22.5
Balance at December 30, 2011	$7.7	$3.1	$(12.4)	$(1.6)

Fluctuations in unrealized gains (losses) on derivatives are primarily driven by the strengthening or weakening of the U.S. dollar compared to the euro, British pound and Japanese yen currencies being hedged relative to the contracted exchange rates. In 2011, 2010 and 2009, we predominately entered into derivative contracts to hedge the British pound, euro and Japanese yen.  In 2010 and 2009, we also entered into bunker fuel hedges.  Fluctuations in bunker fuel hedges are driven by the increase or decrease in bunker fuel prices relative to the contracted bunker fuel price.

In 2011, the net unrealized loss on derivatives related primarily to the stronger U.S. dollar relative to the euro and British pound offset by the weaker U.S. dollar compared to the Japanese yen being hedged relative to the contracted hedge position.

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

In 2009, the net unrealized gain on derivatives related primarily to the strengthening of the U.S. dollar compared to the Japanese yen relative to the contracted hedge position.  As of January 1, 2010, the fair value of the bunker fuel derivatives resulted in a net unrealized gain of $4.3 million. Refer to Note 18, “Derivative Financial Instruments”.

10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (U.S. dollars in millions):

	December 30, 2011	December 31, 2010
Trade payables	$158.2	$157.6
Other payables	17.0	20.7
Accrued fruit purchases	8.2	16.8
Vessel and port operating expenses	19.3	18.4
Payroll and employee benefits	47.1	34.9
Accrued promotions	11.7	9.1
Other accrued expenses	81.7	74.4
Accounts payable and accrued expenses	$343.2	$331.9

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Accounts Payable and Accrued Expenses (continued)

Other accrued expenses is primarily composed of accruals for inland freight costs incurred, purchases received but not invoiced and other accruals, none of which individually exceed 5% of current liabilities.

11. Income Taxes

The provision for (benefit from) income taxes consisted of the following (U.S. dollars in millions):

	December 30, 2011	December 31, 2010	January 1, 2010
Current:
U.S. federal income tax	$3.6	$0.2	$1.0
State	0.7	0.5	1.1
Non-U.S.	12.4	2.9	2.4
	16.7	3.6	$4.5
Deferred:
U.S. federal income tax	2.5	0.1	(18.4)
State	0.2	—	(1.8)
Non-U.S.	(13.7)	(4.4)	2.9
	(11.0)	(4.3)	(17.3)
	$5.7	$(0.7)	$(12.8)

Income before income taxes consisted of the following (U.S. dollars in millions):

	December 30, 2011	December 31, 2010	January 1, 2010
U.S.	$17.2	$20.2	$59.0
Non-U.S.	83.3	39.9	72.8
	100.5	60.1	131.8

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Income Taxes (continued)

The differences between the reported provision for (benefit from) income taxes and income taxes computed at the U.S. statutory federal income tax rate are explained in the following reconciliation (U.S. dollars in millions):

	Year ended (1)
	December 30, 2011	December 31, 2010	January 1, 2010
Income tax provision (benefit) computed at the U.S. statutory federal rate	$35.2	$21.0	$46.1
Effect of tax rates on non-U.S. operations	(75.0)	(76.9)	(66.5)
Provision for (reversal of) uncertain tax positions	4.7	(2.0)	(2.9)
Non-deductible interest	31.4	27.3	17.4
Foreign exchange	(2.2)	7.6	19.0
Non-deductible intercompany charges	(0.5)	(3.1)	(0.2)
Non-deductible differences	4.0	1.5	2.7
Non-taxable income/loss	(0.9)	3.2	(1.7)
Non-deductible expenses	8.8	—	—
Net operating loss re-established due to settlement of audit	—	0.5	(4.5)
Other	1.7	1.6	0.2
Change in deferred rate	0.4	0.5	0.4
Tax credits	(0.5)	(1.3)	—
Increase/(decrease) in valuation allowance (2)	(1.4)	19.4	(22.8)
Provision for (benefit from) income taxes	$5.7	$(0.7)	$(12.8)

_____________
(1) Certain amounts in prior years have been reclassified to conform to current year presentation.
(2) The increase/(decrease) in valuation allowance includes effects of foreign exchange and adjustments to deferred tax balances which were fully offset by valuation allowance.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Income Taxes (continued)

Deferred income tax assets and liabilities consisted of the following (U.S. dollars in millions):

	December 30,	December 31,
Deferred tax liabilities:	2011	2010
Current:
Allowances and other accrued liabilities	$(2.5)	$(3.5)
Inventories	(13.2)	(24.0)
Total current tax liabilities	(15.7)	(27.5)

Noncurrent:
Property, plant and equipment	(72.0)	(74.9)
Equity in earnings of unconsolidated companies	0.2	(0.7)
Pension	(2.7)	(1.9)
Other noncurrent liabilities	(5.1)	(4.8)

Total noncurrent deferred tax liabilities	(79.6)	(82.3)
Total current and noncurrent deferred tax liabilities	$(95.3)	$(109.8)

Deferred tax assets:
Current:
Net operating loss carryforwards	$6.0	$9.4
Allowances and other accrued assets	22.1	27.1
Inventories	2.9	3.5
Total current deferred tax assets	31.0	40.0
Valuation allowance	(18.6)	(22.5)
Total net current deferred tax assets	12.4	17.5

Noncurrent:
Pension liability	21.6	20.4
Property, plant and equipment	5.5	7.9
Post-retirement benefits other than pension	0.9	1.0
Net operating loss carryforwards	149.6	160.0
Capital loss carryover	2.8	7.7
Other noncurrent assets	32.2	33.1
Total noncurrent deferred tax assets	212.6	230.1
Valuation allowance	(155.7)	(172.9)
Total net noncurrent deferred tax assets	56.9	57.2

Total deferred tax assets, net	$69.3	$74.7

Net deferred tax liabilities	$(26.0)	$(35.1)

During 2011 and 2010, the valuation allowance decreased by $21.1 million and increased by $21.5 million, respectively.  The decrease in the valuation allowance in 2011 primarily related to deferred tax assets in tax jurisdictions where, due to our current and foreseeable operations, there was change in judgment about our ability to realize the deferred tax assets in future years. The increase in 2010 related to valuation allowances on deferred tax assets in tax jurisdictions where, it was deemed more likely than not that future taxable income would not be sufficient to realize the related income tax benefits.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Income Taxes (continued)

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

At December 30, 2011, we had approximately $589.1 million of federal and foreign tax operating loss carry-forwards expiring as follows (U.S. dollars in millions):

Expires:
2012	$9.3
2013	33.4
2014	48.6
2015 and beyond	56.9
No expiration	440.9
Total	$589.1

Included in the total tax operating loss carry-forwards at December 30, 2011, we had $11.4 million of loss carry-forwards for U.S. tax purposes resulting from stock option exercises from 2004 to 2010, which have expiration dates beginning in 2024.

At December 30, 2011, we had state tax operating loss carry-forwards ranging up to $9.4 million, which have various expiration dates within the years 2012-2027.

A reconciliation of the beginning and ending amount of uncertain tax positions excluding interest and penalties is as follows (U.S. dollars in millions):

	December 30	December 31	January 1,
	2011	2010	2010
Beginning balance	$14.2	$16.5	$20.4
Gross decreases - tax position in prior period	—	(1.0)	(0.8)
Gross increases - current-period tax positions	5.3	0.9	1.2
Settlements	(3.4)	(1.3)	(3.3)
Lapse of statute of limitations	(0.6)	(1.3)	(0.3)
Foreign exchange	(0.9)	0.4	(0.7)
Ending balance	$14.6	$14.2	$16.5

As of December 30, 2011, we had $8.4 million accrued for uncertain tax positions, that, if recognized would affect the effective income tax rate.

The tax years 2004-2011 remain subject to examination by taxing authorities throughout the world in major jurisdictions, such as Costa Rica, Netherlands, Netherlands Antilles, Switzerland and the United States.

We classify interest and penalties on uncertain tax positions as a component of income tax expense in the Consolidated Statements of Income.  We recognized expense related to interest and penalties of $1.9 million for the year ended December 30, 2011.  Accrued interest and penalties related to uncertain tax positions as of December 30, 2011 is $4.6 million and is included in other noncurrent liabilities.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Long-Term Debt and Capital Lease Obligations

The following is a summary of long term-debt and capital lease obligations (U.S. dollars in millions):

	December 30, 2011	December 31, 2010
Senior secured revolving credit facility (see Credit Facility below)	$209.8	$285.0
Various other notes payable	4.4	7.2
Capital lease obligations	1.3	3.4
Total long-term debt and capital lease obligations	215.5	295.6
Less: Current portion	(2.2)	(5.3)
Long-term debt and capital lease obligations	$213.3	$290.3

Credit Facility

On July 17, 2009, we entered into a senior-secured revolving credit facility (the "Credit Facility"), with Rabobank Nederland, New York Branch, as administrative agent and lead arranger. The following is a summary of the material terms of the Credit Facility and other working capital facilities (U.S. dollars in millions):

	Term	Maturity Date	Interest Rate at December 30, 2011	Borrowing Limit	Available Borrowings
Credit Facility	3.5 years	January 17, 2013	1.79%	$300.0	$71.2
Other working capital facilities	Varies	Varies	Varies	23.0	21.8
				323.0	93.0

The Credit Facility includes a swing line facility and a letter of credit facility with a $100 million sub-limit. Borrowings under the Credit Facility bear interest at a spread over the London Interbank Offer Rate (“LIBOR”) that varies with our leverage ratio. The Credit Facility is collateralized directly or indirectly by substantially all of our assets and is guaranteed by certain of our subsidiaries. On March 28, 2011, we amended the Credit Facility by lowering applicable margins over LIBOR or Base rate borrowings that vary with our leverage ratio. Effective August 8, 2011, we voluntarily lowered the borrowing limit on the Credit Facility from $500 million to $300 million in order to reduce our unused commitment fee. As a result of the voluntary reduction of our borrowing limit, we proportionally reduced capitalized debt issuance costs by $1.2 million. This write-down is included in interest expense in the accompanying Consolidated Statements of Income.

The Credit Facility requires us to comply with financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers. As of December 30, 2011, we were in compliance with all of the covenants contained in the Credit Facility. The Credit Facility permits borrowings under the revolving commitment with an interest rate determined based on our leverage ratio and spread over LIBOR. In addition, we pay a fee on unused commitments.

At December 30, 2011, we applied $19.0 million to the letter of credit facility, comprised primarily of certain contingent obligations and other governmental agency guarantees combined with guarantees for purchases of raw materials and equipment. The letter of credit facility includes $1.0 million relating to a debt guarantee for a VIE. We also had $11.4 million in other letters of credit and bank guarantees not included in the letter of credit facility. Refer to Note 5, “Variable Interest Entities”, for further discussion of VIEs.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Long-Term Debt and Capital Lease Obligations (continued)

Maturities of long-term debt and capital lease obligations during the next five years are (U.S. dollars in millions):

	Long-Term Debt	Capital Leases	Totals
2012	$1.4	$0.9	$2.3
2013	212.8	0.3	213.1
2014	—	0.2	0.2
	214.2	1.4	215.6
Less: Amounts representing interest	—	(0.1)	(0.1)
	214.2	1.3	215.5
Less: Current portion	$(1.4)	$(0.8)	$(2.2)

Totals, net of current portion of long-term debt and capital lease obligations	$212.8	$0.5	$213.3

Cash payments of interest on long-term debt, net of amounts capitalized, were $3.3 million, $7.9 million and $8.8 million for 2011, 2010 and 2009, respectively. Capitalized interest expense was $1.2 million for 2011, $0.8 million for 2010 and $2.2 million for 2009, respectively.

13. Net Income Per Ordinary Share

Basic and diluted net income per ordinary share is calculated as follows (U.S. dollars in millions, except share and per share data):

	Year ended
	December 30, 2011	December 31, 2010	January 1, 2010
Numerator:
Net income attributable to Fresh Del Monte Produce Inc.	$92.5	$62.2	$143.9

Denominator:
Weighted average number of ordinary shares - Basic	58,893,832	60,535,978	63,570,999
Effect of dilutive securities - employee stock options	269,450	174,961	97,353
Weighted average number of ordinary shares - Diluted	59,163,282	60,710,939	63,668,352

Net income per ordinary share attributable to
Fresh Del Monte Produce Inc.:

Basic	$1.57	$1.03	$2.26
Diluted	1.56	1.02	2.26

There were no anti-dilutive options for the years ended 2011, 2010 and 2009 except for the fourth quarter of 2011 and 2010.  Refer to Note 21, “Unaudited Quarterly Financial Information”.

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

U.S.-Based Defined Benefit Pension Plans

We sponsor a non-contributory defined benefit pension plan, which covers a portion of our U.S.-based employees under a collective bargaining agreement. This plan provides benefits based on the employees’ years of service and qualifying compensation. Our funding policy for this plan is to contribute amounts sufficient to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended, or such additional amounts as determined appropriate to assure that the assets of the plan would be adequate to provide benefits. Substantially all of the plan’s assets are invested in mutual funds.  As a result of the accelerated closing of our Hawaii facility announced in 2006, the ILWU Local 42 collective bargaining agreement (the “CBA”) was not re-negotiated and expired in 2009 and as such the U.S.-based defined benefit pension plan has ceased accruing benefits.

U.S.-Based Post-Retirement Healthcare Plan

The expiration of the CBA resulted in the cessation of benefits provided to retirees by the retiree medical and life insurance plans.  The U.S.-based post-retirement plan provided contributory healthcare benefits to certain of our U.S. retirees and their dependents. We funded claims under the plan as they were incurred, and accordingly, the plan had no assets.  Effective May 1, 2009, we were no longer providing medical or life insurance benefits to the remaining Hawaii retirees previously covered under the collective bargaining agreement in the U.S.-Based post-retirement plan. Retirees wishing to continue coverage were required to purchase individual insurance policies and pay the entire premium. Post-retirement healthcare benefits had been previously eliminated for all other active and retired employees. As such, we were relieved of all obligations and risk effective May 1, 2009 and the plan was effectively settled.  During 2009, we recognized a settlement gain of $3.2 million of which $0.4 million related to the recognition of deferred actuarial gains in accumulated other comprehensive income as a result of the expiration of the CBA, which is included as a reduction to asset impairment and other charges in the Consolidated Statements of Income.

For the year ended January 1, 2010, pension gains of $3.4 million, was recognized in earnings as a reduction to asset impairment and other charges primarily as a result of exiting all activities in Hawaii in 2006 related to the U.S.-based post-retirement healthcare plan.

United Kingdom Defined Benefit Pension Plan

We sponsor a contributory defined benefit pension plan, which covers a portion of our employees in the United Kingdom (the “UK plan”). The UK plan provides benefits based on the employees’ years of service and qualifying compensation and has ceased accruing benefits. Benefit payments are based on a final pay calculation as of November 30, 2005 and are adjusted for inflation annually.  Our funding policy for the UK plan is to contribute amounts into the plan in accordance with a recovery plan agreed by the Trustees and the Company in order to meet the statutory funding objectives of occupational trust-based arrangements of the United Kingdom or such additional amounts as determined appropriate to assure that assets of the UK plan are adequate to provide benefits. Substantially all of the UK plan’s assets are primarily invested in fixed income and equity funds.

Central American Plans

We provide retirement benefits to employees of certain Costa Rican and Guatemalan subsidiaries (“Central American plans”). Generally, benefits under these programs are based on an employee’s length of service and level of compensation. These programs are commonly referred to as termination indemnities, which provide retirement benefits in accordance with regulations mandated by the Costa Rican and Guatemalan governments. Funding generally occurs when employees cease active service.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Retirement and Other Employee Benefits (continued)

The following table sets forth a reconciliation of benefit obligations, plan assets and funded status for our defined benefit pension plans and post-retirement plans as of December 30, 2011 and December 31, 2010, which are also their measurement dates (U.S. dollars in millions):

	Pension plans (1)				Post-retirement plans
	December 30, 2011		December 31, 2010		December 30, 2011	December 31, 2010
	U.S.	U.K.	U.S.	U.K.	Central America	Central America
Change in Benefit Obligation:
Beginning benefit obligation	$17.2	$56.4	$16.2	$58.3	$36.8	$32.9
Service cost	—	—	—	—	3.6	3.3
Interest cost	0.9	3.0	0.9	3.1	3.0	3.6
Actuarial loss (gain)	1.6	(5.4)	1.5	(1.6)	0.7	(0.1)
Benefits paid	(1.4)	(1.8)	(1.4)	(1.4)	(3.3)	(5.0)
Exchange rate changes (2)	—	(0.2)	—	(2.0)	0.6	2.1
Ending benefit obligation	18.3	52.0	17.2	56.4	41.4	36.8

Change in Plan Assets:
Beginning fair value	12.1	40.4	11.7	35.6	—	—
Actual return on plan assets	(0.2)	(1.9)	1.6	4.7	—	—
Company contributions	1.7	2.7	0.2	2.6	3.3	5.0
Benefits paid	(1.4)	(1.8)	(1.4)	(1.4)	(3.3)	(5.0)
Exchange rate changes (2)	—	(0.1)	—	(1.1)	—	—
Ending fair value	12.2	39.3	12.1	40.4	—	—

Amounts recognized in the Consolidated Balance Sheets:
Accounts payable and accrued expenses (current liability)	—	—	—	—	4.9	4.1
Retirement benefits liability (noncurrent liability)	6.1	12.7	5.1	16.0	36.5	32.7
Net amount recognized in the
Consolidated Balance Sheets	$6.1	$12.7	$5.1	$16.0	$41.4	$36.8

Amounts recognized in Accumulated other comprehensive income (loss)(3):
Net actuarial (loss) gain	(9.0)	5.9	(6.4)	5.2	(13.8)	(14.2)
Net amount recognized in
Accumulated other comprehensive income (loss)	$(9.0)	$5.9	$(6.4)	$5.2	$(13.8)	$(14.2)

(1)	The accumulated benefit obligation is the same as the projected benefit obligation.

(2)
The exchange rate difference included in the reconciliation of the change in benefit obligation and the change in plan assets above results from the strengthening of the U.S. dollar relative to the British pound for the U.K. plan and the weakening of the U.S. dollar vs. Central American currencies such as the Costa Rican colon and Guatemalan quetzal for the Central American plans as of December 30, 2011 and December 31, 2010 when compared to the previous year.

(3)	As of December 30, 2011 and December 31, 2010, we had accumulated other comprehensive income of $4.5 million and $3.9 million, respectively, related to tax effect of unamortized pension gains.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Retirement and Other Employee Benefits (continued)

The following table provides a roll forward of the AOCI balances (U.S. dollars in millions):

	Pension plans				Post-retirement plans
	Year ended				Year ended
	December 30, 2011		December 31, 2010		December 30, 2011	December 31, 2010
Reconciliation of AOCI	U.S	U.K	U.S	U.K	Central America	Central America
AOCI (loss) gain at beginning of plan year	$(6.4)	$5.2	$(5.6)	$1.3	$(14.2)	$(14.4)
Net losses (gains) recognized during the year	0.2	—	0.1	—	1.2	0.9
Net (losses) gains occurring during the year	(2.8)	0.7	(0.9)	3.9	(0.8)	0.1
Currency exchange rate changes	—	—	—	—	—	(0.8)
AOCI gain (loss) at end of plan year	$(9.0)	$5.9	$(6.4)	$5.2	$(13.8)	$(14.2)

The amounts in AOCI expected to be amortized as a component of net period cost in the upcoming year are (U.S. dollars in millions):

	Pension plans		Post-retirement plans
	U.S	U.K	Central America
2012 Amortization of net losses (gains)	$0.3	$(0.1)	$1.1

The following table sets forth the net periodic pension cost of our defined benefit pension and post-retirement benefit plans (U.S. dollars in millions):

	Pension plans						Post-retirement plans
	Year ended						Year ended
	December 30, 2011		December 31, 2010		January 1, 2010		December 30, 2011	December 31, 2010	January 1, 2010
	U.S	U.K	U.S	U.K	U.S	U.K	Central America	Central America	U.S	Central America
Service cost	$—	$—	$—	$—	$—	$0.1	$3.6	$3.3	$—	$1.6
Interest cost	0.9	3.0	0.9	3.1	0.9	3.0	3.0	3.6	0.2	2.8
Expected return on assets	(1.0)	(2.8)	(0.9)	(2.4)	(0.7)	(1.7)	—	—	—	—
Settlement (gain) loss	—	—	—	—	—	—	—	—	(3.2)	1.0
Net amortization	0.2	—	0.1	—	0.1	(0.1)	1.2	1.0	(0.4)	0.4
Net periodic cost (income)	$0.1	$0.2	$0.1	$0.7	$0.3	$1.3	$7.8	$7.9	$(3.4)	$5.8

There are no amounts of plan assets expected to be returned to us over the next 12 months.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Retirement and Other Employee Benefits (continued)

Actuarial Assumptions

The assumptions used in the calculation of the benefit obligations of our U.S. and U.K defined benefit pension plans and Central American plans consisted of the following:

	December 30, 2011				December 31, 2010				January 1, 2010
	Pension plans		Post- retirement plans		Pension plans		Post- retirement plans		Pension plans		Post- retirement plans
	U.S	U.K	Central America		U.S	U.K	Central America		U.S	U.K	Central America
Weighted average discount rate	4.50%	4.70%	7.73%	(1)	5.30%	5.40%	8.54%	(1)	5.85%	5.70%	10.90%
Rate of increase in compensation levels	—%	2.90%	5.04%		—%	3.50%	5.29%	(2)	—%	3.60%	8.19%

The assumptions used in the calculation of the net periodic pension costs for our U.S. and U.K. defined benefit pension plans and Central American plans consisted of the following:

	December 30, 2011				December 31, 2010				January 1, 2010
	Pension plans		Post- retirement plans		Pension plans		Post- retirement plans		Pension plans		Post- retirement plans
	U.S	U.K	Central America		U.S	U.K	Central America		U.S	U.K	Central America
Weighted average discount rate	5.30%	5.40%	8.54%	(1)	5.85%	5.70%	10.90%	(3)	6.25%	6.50%	14.64%
Rate of increase in compensation levels	—%	3.50%	5.29%	(2)	—%	3.60%	8.19%		—%	3.20%	8.86%
Expected long-term rate of return on assets	7.50%	6.80%	—%		7.50%	7.20%	—%		4.75%	5.80%	—%

(1)
The decrease in the weighted average discount rate assumption for the benefit obligation and net periodic pension costs decreased due to a decrease in inflation assumptions and country-specific investments.

(2)	The decrease in the rate of increase in compensation levels is due to a decrease in inflation assumptions.

(3)
The decrease in the weighted average discount rate assumption used in the calculation of the benefit obligation from 2009 to 2010 for the Central American plans was due to the fact that country-specific investments decreased significantly in 2009.

Effective December 30, 2011, we changed the method of calculating the discount rate and rate of increase in compensation levels for the U.K. Plan. The change related to using the Consumer Prices Index rather than the Retail Prices Index as the inflation measure for pension plans in order to align the expected return on investments with the expected benefit payment stream. The impact to the ending benefit obligation as a result of this change was $6.3 million, which resulted in a decrease in the retirement benefits liability and an increase in the amounts recognized in accumulated other comprehensive income in our Consolidated Balance Sheets. The change in method of calculating the discount rate is treated as a change in assumption, which affects the net actuarial (loss) gain and is amortized over the remaining service period of the plan participants. The annual amortization will begin to impact net periodic cost in 2012.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Retirement and Other Employee Benefits (continued)

Cash Flows

	Pension plans		Post-retirement plans
	U.S	U.K	Central America
Expected benefit payments for:
2012	$1.4	$1.7	$4.9
2013	1.3	1.7	4.6
2014	1.3	1.8	4.7
2015	1.2	1.9	4.6
2016	1.2	1.9	4.8
Next 5 years	5.4	11.8	21.7
Expected benefit payments over next 10 years	$11.8	$20.8	$45.3

Expected contributions for the U.S. and U.K pension plans for 2012 are $0.8 million and $2.7 million, respectively. Contributions for the U.S. and U.K. pension plans are actuarially determined based on funding regulations.

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

The fair values of our U.S. plan assets at December 30, 2011 by asset category are as follows:

		Fair Value Measurements at December 30, 2011 (U.S. dollars in millions)
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Mutual Funds:
Fixed income securities	$3.6	$3.6	$—	$—
Bond securities	1.0	1.0	—	—
Value securities	3.2	3.2	—	—
Growth securities	4.4	4.4	—	—
Total	$12.2	$12.2	$—	$—

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Retirement and Other Employee Benefits (continued)

The fair values of our U.S. plan assets at December 31, 2010 by asset category are as follows:

		Fair Value Measurements at December 31, 2010 (U.S. dollars in millions)
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Mutual Funds:
Fixed income securities	$2.6	$2.6	$—	$—
Bond securities	2.1	2.1	—	—
Value securities	2.0	2.0	—	—
Growth securities	5.4	5.4	—	—
Total	$12.1	$12.1	$—	$—

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

Investment managers agree to operate the plan's investments within certain criteria that determine eligible and ineligible securities, diversification requirements and credit quality standards, where applicable. Unless exceptions have been approved, investment managers are prohibited from buying or selling commodities, futures or option contracts, as well as from short selling of securities. Furthermore, investment managers agree to obtain written approval for deviations from stated investment style or guidelines. We considered historical returns and the future expectations for returns for each asset class as well as the target asset allocation of plan assets to develop the expected long-term rate of return on assets assumption.

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

14. Retirement and Other Employee Benefits (continued)

United Kingdom Defined Benefit Pension Plan

Plan Assets

The fair values of our U.K. plan assets at December 30, 2011 by asset category are as follows:

		Fair Value Measurements at December 30, 2011 (U.S. dollars in millions)
Asset Category	Total Fair Value at December 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$0.5	$0.5	$—	$—
Equity securities:
United Kingdom companies	16.5	16.5	—	—
United States companies	5.0	5.0	—	—
Other international companies	8.8	8.8	—	—
Fixed income securities:
United Kingdom government bonds	5.1	5.1	—	—
United Kingdom corporate bonds	3.4	3.4	—	—
Total	$39.3	$39.3	$—	$—

The fair values of our U.K. plan assets at December 31, 2010 by asset category are as follows:

		Fair Value Measurements at December 31, 2010 (U.S. dollars in millions)
Asset Category	Total Fair Value at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$0.4	$0.4	$—	$—
Equity securities:
United Kingdom companies	8.9	8.9	—	—
United States companies	5.6	5.6	—	—
Other international companies	19.0	19.0	—	—
Fixed income securities
United Kingdom government bonds	4.6	4.6	—	—
United Kingdom corporate bonds	1.9	1.9	—	—
Total	$40.4	$40.4	$—	$—

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Retirement and Other Employee Benefits (continued)

These investments are valued at the closing price reported on the active market on which the individual securities are traded.  These investments are classified in Level 1 of the fair value hierarchy.

Fixed income securities –This category includes investment in U.K. government bonds and U.K. corporate bonds.  These investments are valued at the closing price reported on the active market on which the individual securities are traded.   These investments are classified in Level 1 of the fair value hierarchy.  The expected return on U.K. government bonds is as measured by the FTSE U.K. 20-year index.  The expected return on U.K. corporate bonds is measured by the yield on the iBoxx over 15 year AA Corporate Index.

According to the plan’s investment policy, approximately 40% of the U.K. plan’s assets are invested in equity securities of companies of the United Kingdom, 28% in U.S. and European equities and 12% are invested in other international equities. Approximately 20% of the U.K. plan’s assets are invested in high-grade, fixed-income securities with maturities of up to 15 years. Fund managers have no discretion to make asset allocation decisions, but are required to rebalance the portfolios in accordance with the above benchmarks. Performance benchmarks for each asset class are based on various FTSE indices. Investment performance is evaluated annually. The actual return on plan assets for the U.K. plan was a negative return of approximately 5% a positive return of 13% for the years ended December 30, 2011 and December 31, 2010, respectively.

Other Employee Benefits

We also sponsor a defined contribution plan established pursuant to Section 401(k) of the Internal Revenue Code. Subject to certain dollar limits, employees may contribute a percentage of their salaries to the plan, and we will match a portion of each employee’s contribution. This plan is in effect for U.S.-based employees only. The expense pertaining to this plan was $1.0 million for 2011 and $0.9 million for 2010 and 2009, respectively.

On August 31, 1997, one of our subsidiaries ceased accruing benefits under its salary continuation plan covering Central American management personnel. At December 30, 2011 and December 31, 2010, we had $7.2 million and $7.1 million, respectively, accrued for this plan including $0.6 million and $0.9 million in accumulated other comprehensive income (loss) related to unamortized pension gains for December 30, 2011 and December 31, 2010, respectively. We expect to recognized no unamortized pension gains related to this plan in the Consolidated Statements of Income during 2012. Net periodic pension costs were, $0.3 million for each of the years ended December 30, 2011, December 31, 2010 and January 1, 2010.   We expect to contribute approximately $0.7 million to the salary continuation plan in 2012 and for each of the next five years. Benefit payments under the plan for the next five years from 2017 onward are expected to total $3.8 million.

We provide retirement benefits to certain employees who are not U.S.-based. Generally, benefits under these programs are based on an employee’s length of service and level of compensation. These programs are immaterial to our consolidated financial statements. The unamortized pension losses related to other non-U.S.-based plans included in accumulated other comprehensive income (loss), a component of shareholders’ equity was $1.0 million for each of the years ending December 30, 2011 and December 31, 2010.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Stock-Based Compensation

We maintain various compensation plans for officers, other employees, and non-employee members of our Board of Directors.

Stock-based compensation expense included in selling, general and administrative expenses related to stock options on a straight-line, single award basis, restricted stock awards and restricted stock units included in the accompanying Consolidated Statements of Income was as follows (U.S. dollars in millions, except per share data):

	Year ended
	December 30, 2011	December 31, 2010	January 1, 2010
Stock-based compensation expense	$9.2	$7.5	$10.4

Stock-based compensation expense per diluted share	$0.16	$0.12	$0.16

We realized an excess share-based payment deduction resulting from stock options exercised through a reduction in taxes currently payable and related effect on cash flows of $2.9 million for the year ended December 30, 2011. We were in a net operating loss carry-forward position in the relevant jurisdictions for the years ended December 31, 2010 and January 1, 2010, therefore excess share-based payment deductions resulting from stock options exercised in these periods have not been realized. Proceeds of $22.8 million, $2.2 million, and $1.0 million were received from the exercise of stock options for the years ended December 30, 2011, December 31, 2010 and January 1, 2010, respectively.

Stock Option Awards

On May 5, 2011, our shareholders approved and ratified the 2011 Omnibus Share Incentive Plan (the “2011 Plan”). The 2011 Plan allows the Company to grant equity-based compensation awards, including stock options, restricted stock awards and restricted stock units. Under the 2011 Plan, the Board of Directors is authorized to grant options to purchase up to 2,500,000 ordinary shares and grant up to 500,000 restricted stock units or other stock based awards that are not options. As of December 30, 2011, the 2011
Plan had 1,580,000 options and 344,382 restricted stock and unit awards available for grant.

On May 11, 1999, our shareholders approved and ratified the 1999 Share Incentive Plan (the “1999 Plan”). Under the 1999 Plan, as amended, the Board of Directors is authorized to grant options to purchase Ordinary Shares. As of December 30, 2011, the 1999 Plan had 115,000 options available for grant. Under both the 2011 and 1999 Plans, options have been granted to directors, officers and other key employees to purchase our Ordinary Shares at the fair market value of the Ordinary Shares at the date of grant.

Under both the 2011 Plan and the 1999 Plan, 20% of the options usually vest immediately, and the remaining options vest in equal installments over the next four years. Options under the 2011 Plan and the 1999 Plan may be exercised over a period not in excess of 10 years from the date of the grant.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Stock-Based Compensation (continued)

The following table summarizes stock option activity for the years ended December 30, 2011, December 31, 2010 and January 1, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Options outstanding at December 26, 2008	3,533,823	$23.24	$8.51
Granted	1,529,750	21.33	8.03
Exercised	(62,200)	16.19	5.74
Cancelled	(57,000)	21.40	7.99

Options outstanding at January 1, 2010	4,944,373	22.76	8.40
Granted	161,000	20.13	7.46
Exercised	(135,722)	16.63	5.90
Cancelled	(86,750)	23.64	8.62

Options outstanding at December 31, 2010	4,882,901	22.82	8.44
Granted	1,081,000	24.19	8.65
Exercised	(1,166,849)	19.52	7.19
Cancelled	(60,000)	26.82	10.05

Options outstanding at December 30, 2011	4,737,052	$23.90	$8.74

Exercisable at January 1, 2010	2,425,373	$23.79	$8.75

Exercisable at December 31, 2010	3,199,901	$23.18	$8.54

Exercisable at December 30, 2011	2,908,052	$24.48	$9.00

The following table lists the various stock option grants occurring for the years ended December 30, 2011 and December 31, 2010:

Stock Option Grant	Number of Options Granted	Exercise Price	Fair Value
August 3, 2011 - Employees	920,000	$23.76	$8.57
March 2, 2011 - Chairman and Chief Executive Officer	161,000	26.67	9.08
March 3, 2010 - Chairman and Chief Executive Officer	161,000	20.13	7.46

All stock options listed above were granted from our 2011 and 1999 Plans.  The fair value for stock options was estimated at the date of grant using the Black-Scholes option pricing model, which requires us to make certain assumptions. Volatility is estimated based on the historical volatility of our stock over the past five years. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of grant. The dividend yield is estimated over the expected life based on our dividend policy, historical cash dividends and expected future cash dividends. The expected term of grant was based on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends. Forfeitures are estimated based on historical experience.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Stock-Based Compensation (continued)

The following are the weighted average assumptions used in the Black-Scholes option pricing model for the periods indicated:

	Year ended
	December 30, 2011		December 31, 2010		January 1, 2010
Volatility	45.40%		38.43%		39.16%
Risk-free rate	1.39%		2.27%		2.50%
Dividend yield	1.54%		—		—
Expected term of grant	5.0	years	5.0	years	4.9	years

Information about stock options outstanding at December 30, 2011 was as follows:

Exercise Price	Remaining Contractual Life	Outstanding	Outstanding Intrinsic Value	Exercisable	Exercisable Intrinsic Value
$14.77	7.3 years	30,000	$0.3	18,000	$0.2
$15.78	4.6 years	146,081	1.3	146,081	1.3
$17.35	6.2 years	6,250	—	6,250	—
$18.31	4.3 years	6,000	—	6,000	—
$19.76	1.1 years	22,000	0.1	22,000	0.1
$19.76	4.2 years	6,250	—	6,250	—
$19.83	7.2 years	64,400	0.3	—	—
$19.83	7.2 years	18,750	0.1	18,750	0.1
$20.13	8.2 years	161,000	0.8	64,400	0.3
$21.72	7.6 years	1,001,903	3.2	521,903	1.7
$22.25	6.6 years	1,126,867	3.0	843,867	2.2
$23.76	9.6 years	913,000	1.0	181,000	—
$23.82	2.3 years	32,200	—	32,200	—
$23.97	5.3 years	128,800	0.1	128,800	0.1
$26.67	9.2 years	161,000	—	32,200	—
$29.84	3.3 years	665,051	—	665,051	—
$30.59	5.9 years	24,000	—	24,000	—
$32.28	3.1 years	25,000	—	25,000	—
$33.97	6.2 years	161,000	—	128,800	—
$33.97	6.2 years	37,500	—	37,500	—
		4,737,052	$10.2	2,908,052	$6.0

The total intrinsic value of options exercised during the years ended December 30, 2011 and December 31, 2010 was $8.2 million and $0.8 million, respectively. The total fair value of options granted for years ended December 30, 2011 and December 31, 2010 was $9.3 million and $1.2 million, respectively. The total fair value of options vesting during the years ended December 30, 2011 and December 31, 2010 was $7.7 million and $7.3 million, respectively, with a weighted-average fair value of $8.42 and $7.65 per option, respectively. As of December 30, 2011, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $11.2 million, which will be amortized over the weighted-average remaining requisite service period of 1.8 years.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Stock-Based Compensation (continued)

Restricted Stock Awards

On May 5, 2010, our shareholders approved and ratified the 2010 Non-Employee Directors Equity Plan (the “Directors Equity Plan”), which awards restricted stock to non-management members of our Board of Directors.  Under the Directors Equity Plan, the initial award of restricted stock was made on May 5, 2010, the effective date of the plan, and future awards will be made on January 1st of each calendar year beginning in 2011.  A share of “restricted stock” is one ordinary share of the Company that has restrictions on transferability until certain vesting conditions have been met. The number of ordinary shares that may be covered by awards granted under the Directors Equity Plan will be limited to a total of 150,000 ordinary shares.  As of December 30, 2011, the Director's Equity Plan had 89,191 restricted stock available for grant.

We are able to award restricted stock under the 2011 Plan and the Director's Equity Plan. As of December 30, 2011, restricted stock awards had been awarded only out of the Director's Equity Plan. Under the Director's Equity Plan, fifty percent of each award of restricted stock granted will vest on the date on which it was granted. The remaining 50% of each award will vest upon the six-month anniversary of the date on which the recipient ceases to serve as a member of the Board of Directors.  The provision in the Director’s Equity Plan that allows directors to retain all of their awards once they cease to serve as a member of the Board of Directors is considered a nonsubstantive service condition in accordance with the guidance provided by the ASC on “Compensation – Stock Compensation”.  Accordingly, it is appropriate to recognize compensation cost immediately for restricted stock awards granted to non-management members of the Board of Directors.

The following table lists the various restricted stock awards and related compensation expense under the Director's Equity Plan for the years ended December 30, 2011 and December 31, 2010 (U.S. dollars in millions except share and per share data):

Date of Award	Number of Restricted Stock Awarded	Price Per Share	Compensation Expense
January 3, 2011	27,853	$25.14	$0.7
May 5, 2010	32,956	21.24	0.7

As a subsequent event, on January 3, 2012, we awarded 27,573 shares from our Directors Equity Plan at a price of $25.39 per share.

Restricted Stock Units

The 2011 Plan includes the ability to award Restricted Stock Units ("RSUs"). Each RSU represents a contingent right to receive one ordinary share of Fresh Del Monte Produce, Inc. ("FDP") The RSUs are subject to meeting minimum performance criteria set by the Compensation Committee of the Board of Directors of FDP. The actual number of shares the recipient receives is determined based on the results achieved versus Company performance goals. Those performance goals are based on exceeding a measure of FDP's earnings in 2012 compared to 2011. Depending on the results achieved, the actual number of shares that an award recipient receives at the end of the period may range from 0% to 100% of the award units granted. Provided such criteria are met, the RSU will vest in three equal annual installments on each of the next three anniversary dates provided that the recipient remains employed with the Company.

On November 2, 2011, we awarded 155,000 RSUs to officers of the Company at a grant date price of $24.68 per share, which represents the closing price on the grant date. RSUs are eligible to earn Dividend Equivalent Units ("DEUs") equal to the cash dividend paid to ordinary shareholders. DEUs are subject to the same performance and service conditions as the underlying RSUs and are forfeitable. On December 9, 2011, we awarded 618 DEUs with a grant date price of $25.13 per share. As of December 30, 2011, there were 155,618 non-vested RSUs outstanding. RSUs do not have the voting rights of ordinary shares, and the shares underlying the RSUs are not considered issued and outstanding. However, shares underlying RSUs are included in the calculation of diluted earnings per share to the extent the performance criteria is met. As of December 30, 2011, the performance criteria had not been met and the RSUs were not dilutive.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Stock-Based Compensation (continued)

We expense the fair market value of RSUs, as determined on the date of grant, ratably over the three year vesting period provided the performance condition is probable of attaining. As of December 30, 2011, we accrued $0.2 million of compensation expense related to RSUs. As of December 30, 2011, the total remaining unrecognized compensation cost related to non-vested RSUs amounted to $3.4 million, which will be amortized over the weighted-average remaining requisite service period of 3 years provided that the performance and service conditions are met.

16. Commitments and Contingencies

We lease agricultural land and certain property, plant and equipment, including office facilities and refrigerated containers, under operating leases. We also enter into vessel charter agreements for the transport of our fresh produce to markets worldwide using 12 chartered refrigerated vessels.  Terms for vessel charter agreements range between 3 to 10 years.  The aggregate minimum payments under all operating leases and vessel charter agreements with initial terms of one year or more at December 30, 2011 are as follows (U.S. dollars in millions):

2012	$66.8
2013	58.5
2014	38.6
2015	36.9
2016	35.5
Thereafter	110.1
$346.4

Total expense for all operating leases and vessel charter agreements, including leases with initial terms of less than one year, amounted to $66.8 million, $91.2 million and $102.2 million for 2011, 2010 and 2009, respectively.

We also have agreements to purchase the entire or partial production of certain products of our independent growers in Costa Rica, Guatemala, Ecuador, Cameroon, Colombia, Chile, United States, and the Philippines that meet our quality standards. Total purchases under these agreements amounted to $704.6 million, $722.2 million and $671.4 million for 2011, 2010 and 2009, respectively.

17. Litigation

DBCP Litigation

Beginning in December 1993, certain of our U.S. subsidiaries were named among the defendants in a number of actions in courts in Texas, Louisiana, Hawaii, California and the Philippines involving claims by numerous non-U.S. plaintiffs alleging that they were injured as a result of exposure to a nematocide containing the chemical dibromochloropropane (“DBCP”) during the period 1965 to 1990. As a result of a settlement entered into in December 1998, the remaining unresolved DBCP claims against our U.S. subsidiaries are pending in Hawaii, Louisiana and the Philippines.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. Litigation (continued)

On July 13, 2011, one of our subsidiaries was served with multiple complaints filed in the United States District Court for the Eastern District of Louisiana on behalf of 121 Panamanian residents, 72 Costa Rican residents and 68 Ecuadorian residents who claim injury from exposure to DBCP. We and our subsidiaries have never owned, managed or otherwise been involved with any banana growing operations in Panama and were not involved with any banana growing operations in Ecuador during the period when DBCP was in use. On January 4, 2012, plaintiffs filed a third amended complaint. On February17, 2012, our subsidiary filed its answer to the third amended complaint.
In February 2011, a group of former banana cooperative workers from the Philippines filed a complaint in the Philippines against two of our subsidiaries claiming injury from exposure to DBCP. The trial court dismissed the complaint against our subsidiaries on October 3, 2011. In August 2011, the same group of former banana workers from the Philippines filed a complaint in the Superior Court of the State of California for the County of Los Angeles against one of our subsidiaries again claiming injury from exposure to DBCP. On February 6, 2012, plaintiffs filed an amended complaint adding approximately 500 more claimants to the action. The court has scheduled an initial status conference for April 4, 2012, and our subsidiaries' response has been stayed at least through such date. Based upon an initial review, it appears that a substantial number of the plaintiffs in this action were claimants in a prior DBCP action in the Philippines that was dismissed in 2002 and that the claims of such plaintiffs are prone to being barred by limitations.

Pineapple Class Action Litigation

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

Between March 17, 2004 and March 18, 2004, three alleged individual consumers separately filed putative class action complaints against us and our subsidiaries in the state court of California on behalf of residents of California who purchased (other than for re-sale) Del Monte Gold® Extra Sweet pineapples between March 1, 1996 and May 6, 2003. On November 9, 2005, the three actions were consolidated under one amended complaint with a single claim for unfair competition in violation of the California Business and Professional Code. On September 26, 2008, plaintiffs filed a motion to certify a class action. On August 20, 2009, the court denied class certification.  On October 19, 2009, plaintiffs filed a notice of appeal of the court’s order denying class certification, a hearing is scheduled for February 29, 2012 for oral argument on the appeal.

On April 19, 2004, an alleged individual consumer filed a putative class action complaint against our subsidiaries in the state court of Florida on behalf of Florida residents who purchased (other than for re-sale) Del Monte Gold® Extra Sweet pineapples between March 1, 1996 and May 6, 2003. The only surviving claim under the amended complaint alleges violations of the Florida Deceptive and Unfair Trade Practices Act relating only to pineapples purchased since April 19, 2000. Our subsidiaries filed an answer to the surviving claim on October 12, 2006. On August 5, 2008, plaintiffs filed a motion to certify a class action. Our subsidiaries filed an opposition on January 22, 2009 to which plaintiffs filed a reply on May 11, 2009. On November 29, 2011, the court denied the motion to certify a class action.

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

The European Commission did, however, find that Internationale Fruchtimport Gesellschaft Weichert & Co KG (“Weichert”), an entity in which one of our subsidiaries formerly held an indirect 80% noncontrolling interest, infringed EU competition rules and imposed upon it a €14.7 million million ($19.0 million using exchange rates as of December 30, 2011) fine. The European Commission has asserted that we controlled Weichert during the period by virtue of our subsidiary’s former, indirect noncontrolling interest and has therefore held that we are jointly and severally liable for Weichert’s payment of the fine.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. Litigation (continued)

On December 31, 2008, we filed an appeal of this determination on grounds, among others, that Weichert did not violate EU competition rules and that, in any event, we cannot be held jointly and severally liable for Weichert’s acts under applicable German law. On April 14, 2010, Weichert filed a statement of intervention in support of our appeal and seeking annulment of the European Commission’s determination. A hearing was held on February 1, 2012 for oral argument on the appeal, which remains pending.

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

On September 25, 2003, the EPA issued the Record of Decision (“ROD”). The EPA estimates in the ROD that the remediation costs associated with the cleanup of the Kunia Well Site will range from $12.9 million to $25.4 million and will last approximately 10 years. It remains to be determined how long the remediation will actually last. The undiscounted estimates are between $14.8 million and $28.7 million. The undiscounted estimate on which our accrual is based totals $21.9 million and is discounted using a 5.0% rate. As of December 30, 2011, there is $16.0 million included in other noncurrent liabilities and $1.7 million included in accounts payable and accrued expenses in the Consolidated Balance Sheets for the Kunia Well Site clean-up, which we expect to expend in 2012. We expect to expend approximately $0.5 million in cash per year for the following four years. Certain portions of the EPA’s estimates have been discounted using a 5% interest rate.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. Litigation (continued)

Additional Information

At this time, management is not able to evaluate the likelihood of a favorable or unfavorable outcome in any of the above-described matters. Accordingly, management is not able to estimate the range or amount of loss, if any, from any of the above-described matters and no accruals or expenses have been recorded for these matters as of December 30, 2011, except as related to the Kunia Well Site.

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

18.  Derivative Financial Instruments

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

Certain of our derivative instruments contain provisions that require the current credit relationship between the Company and its counterparty to be maintained throughout the term of the derivative instruments.  If that credit relationship changes, certain provisions could be triggered, and the counterparty could request immediate collateralization of derivative instruments in net liability position above a certain threshold.  The aggregate fair value of all derivative instruments with a credit-risk-related contingent feature that are in a liability position on December 30, 2011 is $15.1 million.  As of December 30, 2011, no triggering event has occurred and thus we are not required to post collateral.  If the credit-risk-related contingent features underlying these agreements were triggered on December 30, 2011 the entity would not be required to post collateral to its counterparty because the collateralization threshold has not been met.

Foreign Currency Hedges

We are exposed to fluctuations in currency exchange rates against the U.S. dollar on our results of operations and financial condition and we mitigate that exposure by entering into foreign currency forward contracts.  Certain of our subsidiaries periodically enter into foreign currency forward contracts in order to hedge portions of forecasted sales or cost of sales denominated in foreign currencies with forward contracts and options, which generally expire within 1 year.  At December 30, 2011, certain of our foreign currency hedges were entered into to hedge our 2012 foreign currency exposure.

We designate our foreign currency forward contracts as single-purpose cash flow hedges of forecasted cash flows.  Based on our formal assessment of hedge effectiveness of our foreign currency forward contracts, we determined that the impact of hedge ineffectiveness was de minimis for the years ended December 30, 2011December 31, 2010 and January 1, 2010.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18.  Derivative Financial Instruments (continued)

Bunker Fuel Hedges

We are exposed to fluctuations in bunker fuel prices on our results of operations and financial condition and can mitigate that exposure by entering into bunker fuel swap agreements, which permit us to lock in bunker fuel purchase prices.  As a subsequent event, in January, one of our subsidiaries entered into bunker fuel swap agreements o hedge fuel costs incurred via our owned and chartered vessels in 2012.    We did not have any bunker fuel hedges outstanding as of December 30, 2011 and December 31, 2010.

Other Derivative Instruments

We entered into derivative instruments not designated as hedging instruments, also referred to as economic hedges, in order to minimize the impact of fluctuation in foreign exchange relative to the South African rand in 2010 and the Korean won in 2011. We recognized a gain of $0.2 million and a loss of $0.3 million for the years ended December 30, 2011 and December 31, 2010, respectively, related to these derivative instruments included in other income (expense), net in our Consolidated Statements of Income. We did not have economic hedges for the years ended December 30, 2011 and January 1, 2010.  As of December 31, 2010, we had $0.3 million outstanding as an economic hedge on the South African rand included in accounts payable and other accrued expenses on our Consolidated Balance Sheets.

We had the following outstanding foreign currency forward contracts as of December 30, 2011:

Foreign Currency Contracts Qualifying as Cash Flow Hedges:		Notional Amount
Euro		€168.6	million
British pound		£7.2	million
Japanese yen	JPY	9,964.7	million
Costa Rican colon	CRC	12,556.6	million
Chilean Peso	CLP	3,750.0	million
Brazilian real	BRL	14.9	million
Kenya shilling	KES	1,508.6	million

The following table reflects the fair values of derivative instruments as of December 30, 2011 (U.S. dollars in millions):

Derivatives Designated as Hedging Instruments (1)
	Foreign exchange contracts
Balance Sheet Location:	December 30, 2011 (2)	December 31, 2010
Asset derivatives:
Prepaid expenses and other current assets	22.3	$4.1
Other noncurrent assets	—	—
Total asset derivatives	22.3	$4.1

Liability derivatives:
Accounts payable and accrued expenses	14.8	$13.6
Other noncurrent liabilities	—	9.1
Total liability derivatives	14.8	$22.7

(1) See Note 19, "Fair Value Measurements", for fair value disclosures.
(2) We expect that $7.7 million of the net fair value of hedges recognized as a net gain in accumulated other comprehensive income ("AOCI") will be transferred to earnings during the next 12 months.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18.  Derivative Financial Instruments (continued)

The following table reflects the effect of derivative instruments on the Consolidated Statements of Income for the year ended December 30, 2011 (U.S. dollars in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Year ended			Year ended
	December 30, 2011	December 31, 2010		December 30, 2011	December 31, 2010
Foreign exchange contracts	$24.5	$(33.9)	Net sales	$(20.0)	$21.7
Foreign exchange contracts	1.8	(0.9)	Cost of products sold	1.0	0.9
Bunker fuel swap agreements (1)	—	(4.3)	Cost of products sold	—	3.6
Total	$26.3	$(39.1)		$(19.0)	$26.2

(1) The bunker fuel swap agreements had an ineffective portion of less than $0.1 million for the year ended December 31, 2010

19. Fair Value Measurements

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

The following table provides a summary of the fair values of our derivative financial instruments measured on a recurring basis under “Fair Value Measurements and Disclosures” (U.S. dollars in millions):

Fair Value Measurements
Foreign currency hedges asset (liability)
	December 30, 2011	December 31, 2010
Quoted Prices in Active Markets for Identical Assets (Level 1)	$—	$—

Significant Other Observable Inputs (Level 2)	7.5	(18.6)

Significant Unobservable Inputs (Level 3)	—	—

Refer to Note 14, “Retirement and Other Employee Benefits” for further fair value disclosures related to pension assets.

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

Accounts payable and other current liabilities: The carrying value reported in the Consolidated Balance Sheets for these items approximates their fair value, which is the likely amount for which the liability with short settlement periods would be transferred to a market participant with a similar credit standing as us.

Capital lease obligations: The carrying value of our capital lease obligations reported in the Consolidated Balance Sheets approximates their fair value based on current interest rates, which contain an element of default risk.  Refer to Note 12, “Long-Term Debt and Capital Lease Obligations”.

Long-term debt: The carrying value of our long-term debt reported in the Consolidated Balance Sheets approximates their fair value since they bear interest at variable rates or fixed rates which contain an element of default risk.  Refer to Note 12, “Long-Term Debt and Capital Lease Obligations”.

Fair Value of Non-Financial Assets

The following is a tabular presentation of the non-recurring fair value measurement along with the level within the fair value hierarchy in which the fair value measurement in its entirety falls (U.S. dollars in millions):

	Fair Value Measurements for the year ended December 30, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Central America melon assets	$2.6	$—	$—	$2.6

United Kingdom under-utilized distribution facilities and office space	9.8	—	—	9.8

United Kingdom fresh-cut facility assets	$2.3	$—	$2.3	$—
	$14.7	$—	$2.3	$12.4

During 2011, we recognized $4.3 million in asset impairment charges related to an under-performing fresh-cut facility in the United Kingdom in the other fresh produce segment. The carrying value of these assets was $6.6 million in property, plant and equipment consisting of land, building and machinery and equipment. Property, plant and equipment were written down to a fair value of $2.3 million. We estimated the fair value of the underlying assets by using the market approach. The market approach uses prices and other relevant information generated by market transactions involving comparable assets. We consider that the highest and best use of these assets for industrial redevelopment differs from its current use as a fresh-cut production facility due to real-estate market demand in that area of the United Kingdom. We used observable inputs based on market participant information, as such, we classify the fair value of these assets as Level 2 of the fair value hierarchy.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. Fair Value Measurements (continued)

During 2011, we recognized $4.7 million in asset impairment and other charges including $2.5 million in contract termination costs and $2.2 million as a result of the under-utilized distribution centers in the United Kingdom in the banana segment. The carrying value of these assets was $8.4 million in property, plant and equipment consistent of land, building and machinery and equipment. Property, plant and equipment were written down to a fair value of $6.2 million. We estimated the fair value of these assets using a combination of an income based and market approaches considering the cash flows that would be obtained as a result of banana ripening services and eventual sale of the assets at the end of their useful life. The above mentioned contract termination costs related to the closure of a distribution facility and reduction of office space. We estimated the fair value of this obligation using an income based approach, whereby our cash flows are adjusted for a market premium risk. The fair valuation of the assets and contract termination obligation of $9.8 million are classified as Level 3 of the fair value hierarchy due to the mix of unobservable inputs utilized.

During 2011, we recognized $7.9 million in impairment charges related to the melon program rationalization. During the second quarter and as a result of the decision to discontinue planting certain melon varieties in Central America, we reviewed the carrying value of the melon assets. The carrying value of these assets was $10.5 million including $7.2 million in property, plant and equipment consisting primarily of buildings and machinery and equipment and $3.3 million of melon goodwill. Property, plant and equipment were written down to a fair value of $2.6 million. We estimated the fair value of these assets using the income based approach considering the cash flows that would be obtained as a result of the production and distribution of melons in areas of continued production. The income based approach utilizes unobservable inputs. Due to the use of unobservable inputs, we classify the fair value of these growing areas within Level 3 of the fair value hierarchy. As of December 30, 2011, we had $1.2 million in assets held for sale consisting primarily of buildings and machinery and equipment included in prepaid expenses and other current assets in our Consolidated Balance Sheets related to Central American melon assets described above.

As a result of the decision to discontinue planting certain melon varieties in Central America, which significantly reduced melon volumes in the future, we estimated an implied fair value of the melon reporting unit's goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill (including any unrecognized intangible assets). This exercise yielded a write-down of the melon goodwill of $3.3 million.

The following is a tabular presentation of the non-recurring fair value measurement along with the level within the fair value hierarchy in which the fair value measurement in its entirety falls (U.S. dollars in millions):

	Fair Value Measurements for the year ended December 31, 2010
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment in South Africa subsidiary	$7.7		$7.7	$—

DEL MONTE® U.K. beverage trademark	5.1	—	—	5.1

Philippine banana assets	0.8	—	—	0.8
	$13.6	$—	$7.7	$5.9

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

During the fourth quarter of 2010, we recognized $12.7 million in impairment charges related to plant disease affecting an isolated growing area in our banana operations in the Philippines that was abandoned in 2011 in the banana segment. The carrying value of these assets was $13.5 million and was written down to a fair value of $0.8 million.  We estimated the fair value of these assets using the income based approach considering the cash flows that would be obtained as a result of the production and distribution of bananas over the next few months prior to abandoning the growing areas impacted by disease.  The income based approach utilizes unobservable inputs.  Due to the use of unobservable inputs, we classify the fair value of these growing areas within Level 3 of the fair value hierarchy.

20. Related Party Transactions

We purchase goods and services from unconsolidated subsidiaries in the ordinary course of business. See Note 6, “Investments in Unconsolidated Companies. ”

At December 31, 2010 there were $0.1 million of receivables from related parties, which are included in trade accounts receivable. There were no receivables from related parties at December 30, 2011.

During 2011, 2010, and 2009, we received cash of $1.3 million, $0.7 million and $11.1 million, respectively, from one of our noncontrolling interests for capital expansion.  We have reflected the cash in contributions from noncontrolling interests under financing activities in the Consolidated Statements of Cash Flows.  We have $19.4 million and $21.6 million in other noncurrent liabilities in our Consolidated Balance Sheets related to one of our noncontrolling interests as of December 30, 2011 and December 31, 2010, respectively.

During 2011, 2010, and 2009, we incurred expenses of approximately $3.0 million, $2.0 million and $1.5 million, respectively, for air transportation services for chartering of an aircraft that is indirectly owned by our Chairman and Chief Executive Officer.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21. Unaudited Quarterly Financial Information

Our fiscal quarter-ends correspond to the last Friday of the 13-week period, beginning the day following our fiscal year end. The following summarizes certain quarterly operating data (U.S. dollars in millions, except per share data):

	Quarter ended
	April 1, 2011	July 1, 2011	September 30, 2011	December 30, 2011(1)
Net sales	$974.0	$1,039.7	$795.2	$780.8
Gross profit	122.8	102.9	62.9	30.9
Net income (loss)	56.0	36.8	12.9	(10.9)
Net income (loss) attributable to Fresh Del Monte Produce Inc.	55.2	35.2	12.2	(10.1)
Net income (loss) per ordinary share attributable to Fresh Del Monte Produce Inc. – basic (2)	$0.94	$0.59	$0.21	$(0.17)
Net income (loss) per ordinary share attributable to Fresh Del Monte Produce Inc. – diluted (2)	$0.93	$0.59	$0.21	$(0.17)
Dividends declared per ordinary share	$0.05	$0.05	$0.10	$0.10

	April 2, 2010	July 2, 2010	October 1, 2010	December 30, 2010(1)
Net sales	$943.1	$1,000.0	$793.1	$816.7
Gross profit	97.8	83.0	52.0	39.6
Net income (loss)	36.9	21.2	13.4	(10.7)
Net income (loss) attributable to Fresh Del Monte Produce Inc.	36.2	21.1	14.5	(9.6)
Net income (loss) per ordinary share attributable to Fresh Del Monte Produce Inc. – basic (2)	$0.57	$0.34	$0.24	$(0.16)
Net income (loss) per ordinary share attributable to Fresh Del Monte Produce Inc. – diluted (2)	$0.57	$0.34	$0.24	$(0.16)
Dividends declared per ordinary share	$—	$—	$—	$0.05

(1)	Diluted earnings per share for the quarter ended December 30, 2011 and December 31, 2010 excludes the impact of stock options of 208,152 and 203,104 shares, respectively, as they were antidilutive.

(2)
Basic and diluted earnings per share for each of the quarters presented above is based on the respective weighted average number of shares for the quarters. The sum of the quarters may not necessarily be equal to the full year basic and diluted earnings per share amounts due to rounding.

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

We evaluate performance based on several factors, of which net sales and gross profit by product are the primary financial measures (U.S. dollars in millions):

	Year ended
	December 30, 2011		December 31, 2010		January 1, 2010
	Net Sales	Gross Profit	Net Sales	Gross Profit	Net Sales	Gross Profit
Banana	$1,653.1	$88.3	$1,620.3	$31.4	$1,510.9	$108.7
Other fresh produce	1,581.6	177.9	1,572.8	195.4	1,648.1	149.9
Prepared food	355.0	53.3	359.8	45.6	337.4	52.2
Totals	$3,589.7	$319.5	$3,552.9	$272.4	$3,496.4	$310.8

	Year ended
Net sales by geographic region:	December 30, 2011	December 31, 2010	January 1, 2010
North America	$1,806.8	$1,741.3	$1,675.9
Europe	854.8	913.8	995.2
Asia	431.5	411.1	420.2
Middle East	429.2	421.1	314.1
Other	67.4	65.6	91.0
Total net sales	$3,589.7	$3,552.9	$3,496.4

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

22. Business Segment Data (continued)

Property, plant and equipment, net:	December 30, 2011	December 31, 2010
North America	$73.9	$75.3
Europe	58.7	76.7
Middle East	165.0	155.6
Africa	33.2	33.8
Asia	21.7	26.5
Central America	519.0	513.0
South America	114.5	115.0
Maritime equipment (including containers)	24.8	24.7
Corporate	12.1	12.5
Total property, plant and equipment, net	$1,022.9	$1,033.1

Identifiable assets:	December 30, 2011	December 31, 2010
North America	$316.9	$358.6
Europe	432.6	401.4
Middle East	298.4	271.4
Africa	104.0	120.2
Asia	148.4	144.4
Central America	850.0	836.7
South America	216.6	229.7
Maritime equipment (including containers)	43.0	47.2
Corporate	94.1	108.1
Total identifiable assets	$2,504.0	$2,517.7

The United States accounted for approximately 50%, 49% and 48% of our net sales for the years ended 2011, 2010 and 2009, respectively.  Our earnings are heavily dependent on operations located worldwide; however, our net sales are not dependent on any particular country other than the United States, with no other country accounting for greater than 10% of our net sales for 2011, 2010 and 2009.  These operations are a significant factor in the economies of some of the countries in which we operate and are subject to the risks that are inherent in operating in such countries, including government regulations, currency and ownership restrictions and risk of expropriation. Management reviews assets on the basis of geographic region and not by reportable segment, which more closely aligns our capital investment with demand for our products.  Costa Rica is our most significant sourcing location, representing approximately 43%, 42% and 40% of our property, plant and equipment as of December 30, 2011, December 31, 2010 and January 1, 2010, respectively.  No country other than Costa Rica accounts for greater than 10% of our property, plant and equipment.

One customer accounted for approximately 12% of net sales in 2011 and 13% of net sales in 2010 and 2009, respectively. These sales are reported in the banana and other fresh produce segments. No other customer accounted for 10% or more of our net sales. In 2011,our top 10 customers accounted for approximately 32% of net sales as compared with 34% of our net sales during 2010 and 2009. Identifiable assets by geographic area represent those assets used in the operations of each geographic area. Corporate assets consist of goodwill, building, leasehold improvements and furniture and fixtures.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

23. Shareholders’ Equity

Our shareholders have authorized 50,000,000 preferred shares at $0.01 par value, of which none are issued or outstanding. Our shareholders have authorized 200,000,000 ordinary shares of common stock at $0.01 par value, of which 57,764,454 are issued and outstanding at December 30, 2011.

The ordinary share activity for the years ended December 30, 2011 and December 31, 2010 is summarized as follows:

	Year Ended
	Dec. 30, 2011	Dec. 31, 2010
Ordinary shares issued/ (retired) as a result of:
Stock option exercises	1,166,849	135,722
Restricted share grants	27,853	32,956
Treasury share retirement	2,155,678	5,058,659

On July 31, 2009, our Board of Directors approved a three-year stock repurchase program of up to $150 million of our ordinary shares. On May 5, 2010, our Board of Directors approved an additional three-year stock repurchase program of up to $150 million of our ordinary shares.

The following represents a summary of repurchase activity during the years ended December 30, 2011 and December 31, 2010 (U.S. dollars in millions, except share and per share data):

	Summary of Repurchases
	Dec. 30, 2011			Dec. 31, 2010
	Shares	USD	Average price per share	Shares	USD	Average price per share
Quarter ended:	318,982	$7.4	$23.07	1,338,359	$29.2	$21.83

Year ended:	2,155,678	50.0	23.16	5,058,659	108.1	21.36

We account for treasury stock using the cost method. We repurchased and retired 7,214,337 ordinary shares, for an aggregate price of $158 million under the aforementioned $300 million stock repurchase programs approved by the Board of Directors. We have $142 million of shares that may yet be purchased under the stock repurchase program.

The following is a summary of the dividends declared per share for the years ended December 30, 2011 and December 31, 2010:

Dividend Declared Date	Cash Dividend Declared, per Ordinary Share
November 2, 2011	$0.10
August 3, 2011	$0.10
May 4, 2011	$0.05
March 3, 2011	$0.05
November 3, 2010	$0.05

On November 3, 2010, our Board of Directors reinstated a quarterly cash dividend. We paid $2.9 million in dividends during the quarter and year ended December 31, 2010. On August 3, 2011, our Board of Directors increased the interim cash dividend from $0.05 to $0.10 per ordinary share. We paid $5.8 million and $17.7 million in dividends during the quarter and year ended December 30, 2011, respectively.

Schedule II - Valuation and Qualifying Accounts
Fresh Del Monte Produce Inc. and Subsidiaries
(U.S. dollars in millions)
Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended December 30, 2011

Deducted from asset accounts: Valuation accounts:
Trade accounts receivable	$7.8	$1.0	$—	$(1.4)	$7.4
Advances to growers and other receivables	12.3	2.7	—	(5.2)	9.8
Deferred tax asset valuation allowance	195.5	5.2	0.1	(26.5)	174.3

Accrued liabilities:
Provision for Kunia Well Site	19.0	0.5	—	(1.8)	17.7
Total	$234.6	$9.4	$0.1	$(34.9)	$209.2

Year ended December 31, 2010:

Deducted from asset accounts:
Valuation accounts:
Trade accounts receivable	$11.9	$1.2	$—	$(5.3)	$7.8
Advances to growers and other receivables	14.1	3.3	—	(5.1)	12.3
Deferred tax asset valuation allowance	174.0	31.3	1.4	(11.2)	195.5

Accrued liabilities:
Provision for Kunia Well Site	19.8	0.6	—	(1.4)	19.0
Total	$219.8	$36.4	$1.4	$(23.0)	$234.6

Year ended January 1, 2010:

Deducted from asset accounts:
Valuation accounts:
Trade accounts receivable	$15.8	$2.8	$—	$(6.7)	$11.9
Advances to growers and other receivables	14.0	0.8	—	(0.7)	14.1
Deferred tax asset valuation allowance	208.3	—	—	(34.3)	174.0

Accrued liabilities:
Provision for Kunia Well Site	20.1	0.6	—	(0.9)	19.8
Total	$258.2	$4.2	$—	$(42.6)	$219.8

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 30, 2011. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the year ended December 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

See Management’s Annual Report on Internal Control Over Financial Reporting included in Item 8.  Financial Statements and Supplementary Data.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by Item 10 of Part III of this Annual Report on Form 10-K will be included in our definitive Proxy Statement relating to our 2012 Annual General Meeting of Shareholders with respect to directors, executive officers, audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance, is incorporated herein by reference in response to this item.

Code of Ethics

We have adopted a Code of Conduct and Business Ethics Policy (“Code of Conduct”) that applies to our principal executive officer, principal financial officer and principal accounting officer as well as all our directors, other officers and employees. Our Code of Conduct can be found on our Web site at www.freshdelmonte.com. We have not waived the requirements of the Code of Conduct for any directors or executive officers and there were no amendments in 2011.  We intend to disclose any amendment or waiver of the Code of Conduct promptly on our Web site.

Item 11.	Executive Compensation

Information required by Item 11 of Part III of this Annual Report on Form 10-K will be included in our definitive Proxy Statement relating to our 2012 Annual General Meeting of Shareholders with respect to executive compensation, is incorporated herein by reference in response to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 of Part III of this Annual Report on Form 10-K will be included in our definitive Proxy Statement relating to our 2012 Annual General Meeting of Shareholders with respect to security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans, is incorporated herein by reference in response to this item.

Item 13.	Certain Relationships and Related Transactions

Information required by Item 13 of Part III of this Annual Report on Form 10-K will be included in our definitive Proxy Statement relating to our 2012 Annual General Meeting of Shareholders with respect to certain relationships and related transactions and director independence, is incorporated herein by reference in response to this item.

Item 14.	Principal Accountant Fees and Services

Information required by Item 14 of Part III of this Annual Report on Form 10-K will be included in our definitive Proxy Statement relating to our 2012 Annual General Meeting of Shareholders with respect to principal accountant fees and services, is incorporated by reference in response to this item.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Consolidated Statements and Other Financial Information

The following financial statements and supplemental schedule of Fresh Del Monte Produce Inc. and its subsidiaries are included in Item 8.  Financial Statements and Supplementary Data of this Report:

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Consolidated Balance Sheets at December 30, 2011 and December 31, 2010

Consolidated Statements of Income for the years ended December 30, 2011, December 31, 2010 and January 1, 2010

Consolidated Statements of Cash Flows for the years ended December 30, 2011, December 31, 2010 and January 1, 2010

Consolidated Statements of Shareholders’ Equity for the years ended December 30, 2011, December 31, 2010 and January 1, 2010

Notes to Consolidated Financial Statements

Supplemental Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts

Exhibits

The exhibits listed below on pages 106 to 111 of this Report are incorporated in this Report by reference, except for those indicated by “*” which are filed herewith (see accompanying Exhibit Index)

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

Exhibit No.	Description
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

4.5
Fourth Amendment and Consent, dated May 1999, among Del Monte Fresh Produce (UK) Ltd., Wafer Limited, Del Monte Fresh Produce International Inc., Del Monte Fresh Produce N.A., Inc., Fresh Del Monte Produce Inc., Global Reefer Carriers, Ltd., the banks, financial institutions and other institutional lenders a party to the Revolving Credit Agreement dated as of May 19, 1998 (incorporated by reference to Exhibit 2.1 to our 1999 Annual Report on Form 20-F).

4.6
Fifth Amendment and Consent, dated May 1999, among Del Monte Fresh Produce (UK) Ltd., Wafer Limited, Del Monte Fresh Produce International Inc., Del Monte Fresh Produce N.A., Inc., Fresh Del Monte Produce Inc., Global Reefer Carriers, Ltd., the Increasing Lenders therein and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch, as agent for the other banks, financial institutions and other institutional lenders a party to the Revolving Credit Agreement dated as of May 19, 1998 (incorporated by reference to Exhibit 2.2 to our 1999 Annual Report on Form 20-F).

4.7
Sixth Amendment and Consent, dated June 1999, among Del Monte Fresh Produce (UK) Ltd., Wafer Limited, Del Monte Fresh Produce International Inc., Del Monte Fresh Produce N.A., Inc., Fresh Del Monte Produce Inc., Global Reefer Carriers, Ltd., the Increasing Lenders therein and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch, as agent for the other banks, financial institutions and other institutional lenders a party to the Revolving Credit Agreement dated as of May 19, 1998 (incorporated by reference to Exhibit 2.3 to our 1999 Annual Report on Form 20-F).

4.8
Seventh Amendment and Consent, dated July 1999, among Del Monte Fresh Produce (UK) Ltd., Wafer Limited, Del Monte Fresh Produce International Inc., Del Monte Fresh Produce N.A., Inc., Fresh Del Monte Produce Inc., Global Reefer Carriers, Ltd., the Increasing Lenders therein and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland,” New York Branch, as agent for the other banks, financial institutions and other institutional lenders a party to the Revolving Credit Agreement dated as of May 19, 1998 (incorporated by reference to Exhibit 2.4 to our 1999 Annual Report on Form 20-F).

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

Exhibit No.	Description
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

Exhibit No.	Description
10.12**	Fresh Del Monte Produce Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our First Quarter 2008 Report on Form 10-Q).

10.13**	2003 Performance Incentive Plan for Chairman & CEO (incorporated by reference to Exhibit 10.2 to our First Quarter 2008 Report on Form 10-Q).

10.14**	2004 Performance Incentive Plan for Senior Executives (incorporated by reference to Exhibit 10.3 to our First Quarter 2008 Report on Form 10-Q).

10.15*	2011 Performance Incentive Plan for the Chief Executive Officer ((incorporated by reference to Exhibit 10.1 to our First Quarter 2011 Report on Form 10-Q)

10.16**	Executive Retention and Severance Agreement (Chairman & CEO) (incorporated by reference to Exhibit 10.4 to our First Quarter 2008 Report on Form 10-Q).

10.17**	Executive Retention and Severance Agreement (President & COO) (incorporated by reference to Exhibit 10.5 to our First Quarter 2008 Report on Form 10-Q).

10.18**	Employment Agreement for President & COO (incorporated by reference to Exhibit 10.6 to our First Quarter 2008 Report on Form 10-Q).

10.19**	Fresh Del Monte Produce Inc. 2010 Non-Employee Directors Equity Plan, effective as of May 5, 2010 (incorporated by reference to Exhibit 10.1 to our Second Quarter 2010 Report on Form 10-Q).

10.20**
Amended and Restated Fresh Del Monte Produce Inc. Performance Incentive Plan for Senior Executives, effective May 5, 2010 (incorporated by reference to Exhibit 10.2 to our Second Quarter 2010 Report on Form 10-Q).

10.21**	Fresh Del Monte Produce Inc. Long-Term Incentive Plan, effective January 1, 2008 (as Amended May 5, 2010) (incorporated by reference to Exhibit 10.3 to our Second Quarter 2010 Report on Form 10-Q).

10.22**	Fresh Del Monte Produce Inc. Form S-8 pertaining to the Fresh Del Monte Produce Inc. 2010 Non-Employee Directors Equity Plan. (File No. 333-166984).

10.23**
2011 Omnibus Share Incentive Plan ((incorporated by reference to Exhibit A in the Company's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 24, 2011)

10.24**	Fresh Del Monte Produce Inc. Form S-8 and Post-Effective Amendment No. 1 to Form S-8 pertaining to the 2011 Omnibus Share Incentive Plan (File No. 333-175895)

10.25
Standard Fruit and Vegetable Co., Inc. Stock Purchase Agreement, dated as of January 27, 2003, between Del Monte Fresh Produce N.A., Inc and Standard Fruit and Vegetable Co., Inc. et al. (incorporated by reference to Exhibit 4.13 to our 2002 Annual Report on Form 20-F).

10.26
Stock purchase agreement, dated as of June 6, 2008, among Northsound Corporation, Red Crown Development Inc. and JAS Investments Corp., as Sellers and Del Monte (Pinabana) Corp. as Purchaser (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 9, 2008).

Exhibit No.	Description
10.27
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

10.28
First Amendment to Amended and Restated Credit Agreement, effective as of January 27, 2004 (incorporated by reference to Exhibit 4.15 of our Annual Report on Form 20-F for the year ended December 26, 2003).

10.29
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

10.32	Fourth Amendment to Amended and Restated Credit Agreement, dated as of June 15, 2005 (incorporated by reference to Exhibit 4.19 of our Annual Report on Form 20-F for the year ended December 30, 2005).

10.33
Fifth Amendment to Amended and Restated Credit Agreement, dated as of February 14, 2006 (incorporated by reference to Exhibit 4.20 of our Annual Report on Form 20-F for the year ended December 30, 2005).

10.34	Sixth Amendment to Amended and Restated Credit Agreement, dated as of March 24, 2006 (incorporated by reference to Exhibit 4.21 of our Annual Report on Form 20-F for the year ended December 29, 2006).

10.35	Seventh Amendment to Amended and Restated Credit Agreement, dated as of May 10, 2006 (incorporated by reference to Exhibit 4.22 of our Annual Report on Form 20-F for the year ended December 29, 2006).

10.36
Eighth Amendment to Amended and Restated Credit Agreement, dated as of December 27, 2006 (incorporated by reference to Exhibit 4.23 of our Annual Report on Form 20-F for the year ended December 29, 2006).

10.37	Ninth Amendment to Amended and Restated Credit Agreement, dated as of May 30, 2008 (incorporated by reference to Exhibit 10.3 to our Second Quarter 2008 Report on Form 10-Q).

10.38	Second Amended and Restated Credit Agreement, dated as of July 17, 2009 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on July 20, 2009).

10.39	First Amendment to Second Amended and Restated Credit Agreement, dated as of October 8, 2009 (incorporated by reference to Exhibit 10.2 of our Third Quarter 2009 Report on Form 10-Q).

10.40	Second Amendment to Second Amended and Restated Credit Agreement, dated as of August 13, 2010 (incorporated by reference to Exhibit 10.1 of our Third Quarter 2010 Report on Form 10-Q).

Exhibit No.	Description
10.41	Third Amendment to Second Amended and Restated Credit Agreement, dated March 28, 2011 (incorporated by reference to Exhibit 10.2 of our First Quarter 2011 Report on Form 10-Q).

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer filed pursuant to 17 CFR 240.13a-14(a).

31.2*	Certification of Chief Financial Officer filed pursuant to 17 CFR 240.13a-14(a).

32*	Certifications of Chief Executive Officer and Chief Financial Officer furnished pursuant to 17 CFR 240.13a-14(b) and 18 U.S.C. Section 1350.

101.INS*,***	XBRL Instance Document.

101.SCH*,***	XBRL Taxonomy Extension Schema Document.

101.CAL*,***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*,***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*,***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*,***	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

**	Management contract or compensatory plan or arrangement.

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

FRESH DEL MONTE PRODUCE INC.

Date:	February 28, 2012	By:	/s/ Hani El-Naffy
Hani El-Naffy
President & Chief Operating Officer

Date:	February 28, 2012	By:	/s/ Richard Contreras
Richard Contreras
Senior Vice President & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 28th day of February, 2012:

/s/ Mohammad Abu-Ghazaleh
By	Mohammad Abu-Ghazaleh
Chairman & Chief Executive Officer (Principal Executive Officer)

/s/ Hani El-Naffy
By	Hani El-Naffy
President & Chief Operating Officer

/s/ Richard Contreras
By	Richard Contreras
Senior Vice President & Chief Financial Officer (Principal Financial & Accounting Officer)

/s/ Salvatore H. Alfiero
By	Salvatore H. Alfiero
Director

/s/ Michael J. Berthelot
By	Michael J. Berthelot
Director

/s/ Edward L. Boykin
By	Edward L. Boykin
Director

/s/ Madeleine Champion
By	Madeleine Champion
Director

/s/ John H. Dalton
By	John H. Dalton
Director

/s/ Elias K. Hebeka
By	Dr. Elias K. Hebeka
Director

/s/ Amir Abu-Ghazaleh
By	Amir Abu-Ghazaleh
Director

Exhibit Index

Exhibit No.	Description
21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer filed pursuant to 17 CFR 240.13a-14(a).

31.2*	Certification of Chief Financial Officer filed pursuant to 17 CFR 240.13a-14(a).

32*	Certifications of Chief Executive Officer and Chief Financial Officer furnished pursuant to 17 CFR 240.13a-14(b) and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.