Form 10-Q
period 2012-03-30
FRESH DEL MONTE PRODUCE INC
filed 2012-05-01
CIK 1047340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
———————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
1-14706
(Commission file number)
———————————
FRESH DEL MONTE PRODUCE INC.
(Exact Name of Registrant as Specified in Its Charter)
 ———————————

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
 ———————————
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 20, 2012, there were 57,832,277 ordinary shares of Fresh Del Monte Produce Inc. issued and outstanding, respectively.

Forward-Looking Statements

This report, information included in future filings by us and information contained in written material, press releases and oral statements, issued by or on behalf of us contains, or may contain, statements that constitute forward-looking statements. In this report, these statements appear in a number of places and include statements regarding the intent, beliefs or current expectations of us or our officers (including statements preceded by, followed by or that include the words “believes”, “expects”, “anticipates” or similar expressions) with respect to various matters, including our plans and future performance.  These forward-looking statements involve risks and uncertainties.  Fresh Del Monte’s actual plans and performance may differ materially from those in the forward-looking statements as a result of various factors, including (i) the uncertain global economic environment and the timing and strength of a recovery in the markets we serve, and the extent to which adverse economic conditions continue to affect our sales volume and results, including our ability to command premium prices for certain of our principal products, or increase competitive pressures within the industry, (ii) the impact of governmental initiatives in the United States and abroad to spur economic activity, including the effects of significant government monetary or other market interventions on inflation, price controls and foreign exchange rates, (iii) the impact of governmental trade restrictions, including adverse governmental regulation that may impact our ability to access certain markets, (iv) our anticipated cash needs in light of our liquidity, (v) the continued ability of our distributors and suppliers to have access to sufficient liquidity to fund their operations, (vi) trends and other factors affecting our financial condition or results of operations from period to period, including changes in product mix or consumer demand for branded products such as ours, particularly as consumers remain price-conscious in the current economic environment; anticipated price and expense levels; the impact of crop disease, severe weather conditions, such as flooding, or natural disasters, such as earthquakes, on crop quality and yields and on our ability to grow, procure or export our products; the impact of prices for petroleum-based products and packaging materials; and the availability of sufficient labor during peak growing and harvesting seasons, (vii) the impact of pricing and other actions by our competitors, particularly during periods of low consumer confidence and spending levels, (viii) the impact of foreign currency fluctuations, (ix) our plans for expansion of our business (including through acquisitions) and cost savings, (x) our ability to successfully integrate acquisitions into our operations, (xi) the impact of impairment or other charges associated with exit activities, crop or facility damage or otherwise, (xii) the timing and cost of resolution of pending legal and environmental proceedings, (xiii) the impact of changes in tax accounting or tax laws (or interpretations thereof), and the impact of settlements of adjustments proposed by the Internal Revenue Service or other taxing authorities in connection with our tax audits, and (xiv) the cost and other implications of changes in regulations applicable to our business, including potential legislative or regulatory initiatives in the United States or elsewhere directed at mitigating the effects of climate change. All forward-looking statements in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our plans and performance may also be affected by the factors described in Item 1A-“Risk Factors” in our Annual Report on Form 10-K for the year ended December 30, 2011 along with other reports that we have on file with the Securities and Exchange Commission.

PART I: FINANCIAL INFORMATION

Item 1.        Financial Statements

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)
(U.S. dollars in millions, except share and per share data)

	March 30, 2012	December 30, 2011
Assets
Current assets:
Cash and cash equivalents	$27.5	$46.9
Trade accounts receivable, net of allowance of $8.5 and $7.4, respectively	353.9	290.7
Other accounts receivable, net of allowance of $9.1 and $9.8, respectively	54.0	63.9
Inventories	444.7	428.9
Deferred income taxes	14.7	12.4
Prepaid expenses and other current assets	38.7	49.2
Total current assets	933.5	892.0
Investments in and advances to unconsolidated companies	1.9	2.3
Property, plant and equipment, net	1,015.8	1,022.9
Deferred income taxes	57.8	56.9
Other noncurrent assets	127.9	127.6
Goodwill	404.8	402.3
Total assets	$2,541.7	$2,504.0
Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued expenses	$344.5	$343.2
Current portion of long-term debt and capital lease obligations	168.5	2.2
Deferred income taxes	17.5	15.7
Income taxes and other taxes payable	18.0	8.7
Total current liabilities	548.5	369.8
Long-term debt and capital lease obligations	2.1	213.3
Retirement benefits	77.6	78.6
Other noncurrent liabilities	50.5	47.6
Deferred income taxes	78.2	79.6
Total liabilities	756.9	788.9
Commitments and contingencies
Shareholders' equity:
Preferred shares, $0.01 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.01 par value; 200,000,00 shares authorized; 57,832,277 issued and outstanding and 57,764,454 issued and outstanding, respectively	0.6	0.6
Paid-in capital	487.7	483.6
Retained earnings	1,263.5	1,206.8
Accumulated other comprehensive income (loss)	6.6	(1.6)
Total Fresh Del Monte Produce Inc. shareholders' equity	1,758.4	1,689.4
Noncontrolling interests	26.4	25.7
Total shareholders' equity	1,784.8	1,715.1
Total liabilities and shareholders' equity	$2,541.7	$2,504.0

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(U.S. dollars in millions, except share and per share data)

	Quarter ended
	March 30, 2012	April 1, 2011
Net sales	$897.9	$974.0
Cost of products sold	785.5	851.2
Gross profit	112.4	122.8
Selling, general and administrative expenses	45.4	46.1
Loss (gain) on disposal of property, plant and equipment	1.4	(0.1)
Asset impairment and other charges, net	0.1	1.9
Operating income	65.5	74.9
Interest expense	1.3	2.2
Interest income	0.2	0.2
Other (income) expense, net	(0.5)	3.0
Income before income taxes	64.9	69.9
Provision for income taxes	2.1	13.9
Net income	$62.8	$56.0
Less: net income attributable to noncontrolling interests	0.3	0.8
Net income attributable to Fresh Del Monte Produce Inc.	$62.5	$55.2
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Basic	$1.08	$0.94
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Diluted	$1.08	$0.93
Dividends declared per ordinary share	$0.10	$0.05
Weighted average number of ordinary shares:
Basic	57,807,103	58,843,527
Diluted	57,900,781	59,270,570

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(U.S. dollars in millions)

	Quarter ended
	March 30, 2012	April 1, 2011
Net income	$62.8	$56.0

Other comprehensive income:
Net unrealized gain on derivatives	2.8	1.2
Net unrealized foreign currency translation gain	6.0	7.7
Net change in retirement benefit adjustment, net of tax	(0.2)	0.1
Comprehensive income	$71.4	$65.0
Less: comprehensive income attributable to noncontrolling interests	0.7	1.0
Comprehensive income attributable to Fresh Del Monte Produce Inc.	$70.7	$64.0

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(U.S. dollars in millions)

	Quarter ended
	March 30, 2012	April 1, 2011
Operating activities:
Net income	$62.8	$56.0
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	17.8	18.9
Amortization of debt issuance costs	0.4	0.6
Stock-based compensation expense	3.3	2.5
Asset impairment charges	1.8	0.2
Change in uncertain tax positions	(6.9)	3.9
Gain on sales of property, plant and equipment	(0.4)	(0.1)
Equity in loss of unconsolidated companies	0.5	0.1
Deferred income taxes	(3.3)	0.3
Foreign currency translation adjustment	1.9	1.7
Changes in operating assets and liabilities:
Receivables	(52.7)	(51.1)
Inventories	(14.7)	3.4
Prepaid expenses and other current assets	5.2	0.2
Accounts payable and accrued expenses	17.8	30.5
Other noncurrent assets and liabilities	3.6	1.1
Net cash provided by operating activities	37.1	68.2
Investing activities:
Capital expenditures	(12.8)	(21.2)
Proceeds from sales of property, plant and equipment	2.9	0.4
Net cash used in investing activities	(9.9)	(20.8)
Financing activities:
Proceeds from long-term debt	70.6	117.5
Payments on long-term debt	(115.5)	(188.4)
Contributions from (distributions to) noncontrolling interests, net	3.5	(1.1)
Proceeds from stock options exercised	0.8	7.0
Dividends paid	(5.8)	—
Net cash used in financing activities	(46.4)	(65.0)
Effect of exchange rate changes on cash	(0.2)	3.7
Net decrease in cash and cash equivalents	(19.4)	(13.9)
Cash and cash equivalents, beginning	46.9	49.1
Cash and cash equivalents, ending	$27.5	$35.2
Supplemental cash flow information:
Cash paid for interest	$1.0	$1.6
Cash paid for income taxes	$2.4	$1.2
Non-cash financing and investing activities:
Purchase of assets under capital lease obligations	$0.2	$—

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

The accompanying unaudited Consolidated Financial Statements for the quarter ended March 30, 2012 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for fair presentation have been included. Operating results for the quarter ended March 30, 2012, are subject to significant seasonal variations and are not necessarily indicative of the results that may be expected for the year ending December 28, 2012. For further information, refer to the Consolidated Financial Statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 30, 2011.

We are required to evaluate events occurring after March 30, 2012 for recognition and disclosure in the Consolidated Financial Statements for the quarter ended March 30, 2012. Events are evaluated based on whether they represent information existing as of March 30, 2012, which require recognition in the Consolidated Financial Statements, or new events occurring after March 30, 2012, which do not require recognition but require disclosure if the event is significant to the Consolidated Financial Statements. We evaluated events occurring subsequent to March 30, 2012 through the date of issuance of these Consolidated Financial Statements.

2.  Recently Issued Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) to amend the guidance in the Accounting Standards Codification (“ASC”) related to Intangibles – Goodwill and Other.  This amendment provides the option of performing a qualitative assessment before calculating the fair value of the reporting unit.  If it is determined that the fair value of the reporting unit is more likely than not less than the carrying amount, on the basis of qualitative factors, the two-step impairment test would be required.  This ASU impacts the manner in which goodwill is assessed for impairment but does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment.  It also does not change the requirement to test goodwill for impairment between annual tests if there are indicators of impairment.  We adopted this amendment for our fiscal year beginning in 2012. This ASU has no effect on our financial condition, results of operations or cash flows.

In June 2011, the FASB issued an ASU to amend guidance in the ASC related to the Presentation of Comprehensive Income. This amendment required us to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. We adopted this guidance effective the first quarter of 2012 and retrospectively restated all prior periods presented. However, in December 2011, the FASB issued guidance which indefinitely defers guidance in this ASU related to the presentation of reclassification adjustments. This ASU impacts presentation only, and has no effect on our financial condition, results of operations or cash flows.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

2.  Recently Issued Accounting Pronouncements (continued)

In May 2011, the FASB issued an ASU to amend the guidance in the ASC on Fair Value Measurements and Disclosures. This amendment is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards requirements for measurement of and disclosures about fair value. This guidance clarifies the application of existing fair value measurements and disclosures, and changes certain principles or requirements for fair value measurements and disclosures. The implementation of this amended accounting guidance did not have a material impact on our consolidated financial position or results of operations.

3.  Asset Impairment and Other Charges, Net

The following represents a summary of asset impairment and other charges, net recorded during the quarters ended March 30, 2012 and April 1, 2011 (U.S. dollars in millions):

	Quarter ended
	March 30, 2012			April 1, 2011
	Long-lived and other asset impairment	Exit activity and other charges (credits)	Total	Long-lived and other asset impairment	Exit activity and other charges (credits)	Total
Banana segment:
United Kingdom under-utilized distribution center	$1.8	$—	$1.8	$—	$—	$—
Decision to abandon an isolated area of our banana operation in the Philippines	—	—	—	—	1.1	1.1
Other fresh produce segment:
Sale of assets previously impaired as a result of the melon program rationalization in Central America	—	(1.8)	(1.8)	—	—	—
Other charges and legal costs related to the Kunia well site in Hawaii	—	0.1	0.1	—	0.6	0.6
Prepared food segment:
Other impairment charges	—	—	—	0.2	—	0.2
Total asset impairment and other charges, net	$1.8	$(1.7)	$0.1	$0.2	$1.7	$1.9

 Exit Activity and Other Reserves

The following represents a rollforward of 2012 exit activity and other reserves (U.S. dollars in millions):

	Exit activity and other reserve balance at December 30, 2011	Impact to Earnings	Cash Paid	Foreign Exchange Impact	Exit activity and other reserve balance at March 30, 2012
Termination benefits	$1.0	$—	$—	$—	$1.0
Contract termination and other exit activity charges	3.6	—	(0.3)	0.2	3.5
	$4.6	$—	$(0.3)	$0.2	$4.5

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

3.  Asset Impairment and Other Charges, Net (continued)

Included in the exit activity and other reserve balance at March 30, 2012 is $3.5 million in contract termination costs related to the under-utilized facilities in the United Kingdom in the banana and other fresh produce segments and $1.0 million in termination benefits primarily related to the previously announced decision to exit Hawaiian production operations in the other fresh produce segment.  During the second quarter of 2012, we also expect to pay termination benefits of $0.8 million related to an under-performing fresh-cut facility in the United Kingdom in the other fresh produce segment. We do not expect additional charges related to the exit and other activities mentioned above that would significantly impact our results of operations and financial condition.

4.  Noncontrolling Interests

The following table reconciles shareholders’ equity attributable to noncontrolling interests (U.S. dollars in millions):

	Quarter ended
	March 30, 2012	April 1, 2011
Noncontrolling interests, beginning	$25.7	$24.3
Net income attributable to the noncontrolling interests	0.3	0.8
Translation adjustments	0.5	0.2
Retirement benefit adjustment	(0.1)	—
Noncontrolling interests, ending	$26.4	$25.3

5.  Variable Interest Entities

One of our Del Monte Gold® Extra Sweet pineapple producers meets the definition of a Variable Interest Entity ("VIE") pursuant to the ASC guidance on “Consolidation” and is consolidated. Our variable interest in this entity includes an equity investment and certain debt guarantees. All of this entity’s pineapple production is sold to us. Based on the criteria of this ASC, as amended, we are the primary beneficiary of this entity’s expected residual returns or losses in excess of our ownership interest. Although we are the primary beneficiary, the VIE’s creditors do not have recourse against our general credit. At March 30, 2012, the VIE had total assets of $42.2 million and total liabilities of $8.2 million. The VIE had long-term debt of $4.1 million, which is collateralized by its property, plant and equipment and further guaranteed by a $1.0 million standby letter of credit issued by us. As of March 30, 2012, the VIE is current on the guaranteed long-term debt. There are no other restrictions on the assets of the VIE.

We have provided funding for capital investments in the VIE in proportion to our voting interest. We may from time to time in the future provide additional funding for capital investments in the VIE.

6.  Financing Receivables

Financing receivables are included in Other accounts receivable less allowances on our accompanying Consolidated Balance Sheets and are recognized at net realizable value, which approximates fair value. Other accounts receivable includes value-added taxes receivables, seasonal advances to growers and suppliers, which are usually short-term in nature, and other financing receivables.

We source our products from independent growers primarily in Central and South America, Africa and the Philippines. We also source products from North America and Europe.

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

These advances are collateralized by property liens and pledges of the respective season’s produce; however certain factors such as the impact of weather (i.e. flooding), crop disease and financial stability could impact the ability for these growers to repay their advance. Occasionally, we agree to a payment plan or take steps to recover the advance via established collateral.  Reserves for uncollectible advances are determined on a case by case basis depending on the production for the season and other contributing factors.

We also from time to time enter into notes receivable primarily related to asset sales.  The majority of our notes receivable have terms that are less than one year.

The following table details financing receivables including the related allowance for doubtful accounts (U.S. dollars in millions):

	March 30, 2012		December 30, 2011
	Short-term	Long-term	Short-term	Long-term
Gross advances to independent growers	$21.2	$3.1	$28.7	$3.1
Allowance for advances to independent growers	(3.6)	—	(3.4)	—
Net advances to independent growers	$17.6	$3.1	$25.3	$3.1
Gross notes receivable	$0.5	$0.1	$0.5	$0.4
Allowance for notes receivable	—	—	—	—
Net notes receivable	$0.5	$0.1	$0.5	$0.4

The current and noncurrent portions of the financing receivables included above are classified in the Consolidated Balance Sheets in other accounts receivable and other noncurrent assets, respectively.

The following table details the credit risk profile of the above listed financing receivables (U.S. dollars in millions):

	Current Status	Past Due Status	Total
Gross advances to independent growers:
March 30, 2012	$20.7	$3.6	$24.3
December 30, 2011	28.4	3.4	31.8
Gross notes receivable:
March 30, 2012	$0.6	$—	$0.6
December 30, 2011	0.9	—	0.9

The allowance for doubtful accounts and the related financing receivables for the quarter ended March 30, 2012 were as follows (U.S. dollars in millions):

Quarter ended
March 30, 2012
Allowance for advances to independent growers:
Balance, beginning of period	$3.4
Provision for uncollectible amounts	0.2
Balance, end of period	$3.6

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

7.  Uncertain Tax Positions

As of December 30, 2011, we had $19.1 million of uncertain tax positions, including $4.6 million of interest and penalties. During the quarter ended March 30, 2012, there was a decrease of $14.2 million of uncertain tax positions, including interest and penalties of $4.4 million. Included in the $14.2 million is $6.9 million of uncertain tax positions, including interest and penalties of $3.4 million, which affected the effective tax rate.  The decrease is primarily related to a lapse in the statute of limitations and settlements of tax audits and litigation in certain foreign jurisdictions.

8.  Stock-Based Compensation

We maintain various compensation plans for officers, other employees, and non-employee members of our Board of Directors. Stock-based compensation expense included in selling, general and administrative expenses related to stock options on a straight-line, single-award basis, restricted stock awards and restricted stock units included in the accompanying Consolidated Statements of Income were as follows (U.S. dollars in millions, except per share data):

	Quarter ended
	March 30, 2012	April 1, 2011
Stock-based compensation expense	$3.3	$2.5

Stock-based compensation expense per diluted share	$0.06	$0.04

Proceeds of $0.8 million and $7.0 million were received from the exercise of stock options for the quarters ended March 30, 2012 and April 1, 2011, respectively.

Stock Option Awards

On May 5, 2011, our shareholders approved and ratified the 2011 Omnibus Share Incentive Plan (the “2011 Plan”). The 2011 Plan allows the Company to grant equity-based compensation awards, including stock options, restricted stock awards and restricted stock units. We disclosed the significant terms of the 2011 Plan in our annual financial statements on Form 10-K for the year ended December 30, 2011.

The following table lists the various stock option grants from our 2011 Plan for the quarters ended March 30, 2012 and April 1, 2011:

Stock Option Grant	Number of Options Granted	Exercise Price	Fair Value
February 29, 2012 - Chairman and Chief Executive Officer	161,000	$22.46	$8.15
March 2, 2011 - Chairman and Chief Executive Officer	161,000	26.67	9.08

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

Restricted Stock Awards

On May 5, 2010, our shareholders approved and ratified the 2010 Non-Employee Directors Equity Plan (the “Directors Equity Plan”), which allows the Company to award restricted stock to non-management members of our Board of Directors.  Under the Directors Equity Plan, awards are made on January 1st of each calendar year.  A share of “restricted stock” is one ordinary share of the Company that has restrictions on transferability until certain vesting conditions are met. We disclosed the significant terms of the Directors Equity Plan in our annual financial statements on Form 10-K for the year ended December 30, 2011.

Under the Director's Equity Plan, 50% of each award of restricted stock granted will vest on the date on which it was granted. The remaining 50% of each award will vest upon the six-month anniversary of the date on which the recipient ceases to serve as a member of our Board of Directors. The provision in the Director’s Equity Plan that allows directors to retain all of their awards once they cease to serve as a member of our Board of Directors is considered a nonsubstantive service condition in accordance with the guidance provided by the ASC on “Compensation – Stock Compensation”.  Accordingly, it is appropriate to recognize compensation cost immediately for restricted stock awards granted to non-management members of the Board of Directors.

The following table lists the various restricted stock awards and related compensation expense under the Director's Equity Plan for the quarters ended March 30, 2012 and April 1, 2011 (U.S. dollars in millions except share and per share data):

Date of Award	Number of Restricted Stock Awarded	Price Per Share	Compensation Expense
January 3, 2012	27,573	$25.39	$0.7
January 3, 2011	27,853	25.14	0.7

Restricted Stock Units

The 2011 Plan includes the ability to award Restricted Stock Units ("RSUs"). Each RSU represents a contingent right to receive one ordinary share of Fresh Del Monte Produce Inc. ("FDP"). The RSUs are subject to meeting minimum performance criteria set by the Compensation Committee of our Board of Directors of FDP. The actual number of shares the recipient receives is determined based on the results achieved versus Company performance goals. Those performance goals are based on exceeding a measure of FDP's earnings in 2012 compared to 2011. Depending on the results achieved, the actual number of shares that an award recipient receives at the end of the period may range from 0% to 100% of the award units granted. Provided such criteria are met, the RSU will vest in three equal annual installments on each of the next three anniversary dates provided that the recipient remains employed with us.

RSUs do not have the voting rights of ordinary shares, and the shares underlying the RSUs are not considered issued and outstanding. However, shares underlying RSUs are included in the calculation of diluted earnings per share to the extent the performance criteria is met. As of March 30, 2012, the performance criteria had not been met and the RSUs were not dilutive.

RSUs are elegible to earn Dividend Equivalent Units ("DEU's") equal to the cash dividend paid to ordinary shareholders. DEUs are subject to the same performance and service conditions as the underlying RSUs and are forfeitable. On March 30, 2012, we awarded 660 DEUs with a grant date price of $22.84 per share.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

8.  Stock-Based Compensation (continued)

We expense the fair market value of RSUs, as determined on the date of grant, ratably over the three year vesting period provided the performance condition is probable of attaining. During the quarter ended March 30, 2012, we recognized $0.3 million of compensation expense related to RSUs. There was no compensation expense recognized related to RSU's during the quarter ended April 1, 2011.

9.  Inventories

Inventories consisted of the following (U.S. dollars in millions):

	March 30, 2012	December 30, 2011
Finished goods	$175.4	$149.1
Raw materials and packaging supplies	135.0	142.9
Growing crops	134.3	136.9
Total inventories	$444.7	$428.9

10.  Long-Term Debt and Capital Lease Obligations

The following is a summary of long-term debt and capital lease obligations (U.S. dollars in millions):

	March 30, 2012	December 30, 2011
Senior secured revolving credit facility (see Credit Facility below)	$165.5	$209.8
Various other notes payable	4.1	4.4
Capital lease obligations	1.0	1.3
Total long-term debt and capital lease obligations	170.6	215.5
Less: Current portion	(168.5)	(2.2)
Long-term debt and capital lease obligations	$2.1	$213.3

Credit Facility

On July 17, 2009, we entered into a senior-secured revolving credit facility (the “Credit Facility”), with Rabobank Nederland, New York Branch, as administrative agent and lead arranger. The following is a summary of the material terms of the Credit Facility and other working capital facilities (U.S. dollars in millions):

	Term	Maturity Date	Interest Rate at March 30, 2012	Borrowing Limit	Available Borrowings
Credit Facility	3.5 years	January 17, 2013	1.86%	$300.0	$117.3
Other working capital facilities	Varies	Varies	Varies	23.4	22.2
				$323.4	$139.5

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

10.  Long-Term Debt and Capital Lease Obligations (continued)

The Credit Facility includes a swing line facility and a letter of credit facility with a $100 million sub-limit. Borrowings under the Credit Facility bear interest at a spread over the London Interbank Offer Rate (“LIBOR”) that varies with our leverage ratio. The Credit Facility is collateralized directly or indirectly by substantially all of our assets and is guaranteed by certain of our subsidiaries. On March 28, 2011, we amended the Credit Facility by lowering applicable margins over LIBOR or base rate borrowings that vary with our leverage ratio. The Credit Facility has been classified as current in 2012 due to its maturity date. We plan to refinance the Credit Facility within the next year. There are no assurances that increased volatility and uncertainty in the global capital markets will not impair our ability to access these markets on terms that are favorable to us.

The Credit Facility requires us to be in compliance with financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers. As of March 30, 2012, we were in compliance with all of the covenants contained in the Credit Facility. The Credit Facility permits borrowings under the revolving commitment with an interest rate determined based on our leverage ratio and spread over LIBOR. In addition, we pay a fee on unused commitments.

At March 30, 2012, we applied $17.2 million to the letter of credit facility, comprised primarily of certain contingent obligations and other governmental agency guarantees combined with guarantees for purchases of raw materials and equipment. The letter of credit facility includes $1.0 million relating to a debt guarantee for a VIE. We also had $10.2 million in other letters of credit and bank guarantees not included in the letter of credit facility. Refer to Note 5, “Variable Interest Entities”, for further discussion of VIEs.

11.  Commitments and Contingencies

DBCP Litigation

Beginning in December 1993, certain of our U.S. subsidiaries were named among the defendants in a number of actions in courts in Texas, Louisiana, Hawaii, California and the Philippines involving claims by numerous non-U.S. plaintiffs alleging that they were injured as a result of exposure to a nematocide containing the chemical dibromochloropropane (“DBCP”) during the period 1965 to 1990. As a result of a settlement entered into in December 1998, the remaining unresolved DBCP claims against our U.S. subsidiaries are pending in Hawaii, Louisiana, California and the Philippines.

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

On October 14, 2004, two of our subsidiaries were served with a complaint in an action styled Angel Abarca, et al. v. Dole Food Co., et al. filed in the Superior Court of the State of California for the County of Los Angeles on behalf of more than 2,600 Costa Rican banana workers who claim injury from exposure to DBCP. On January 2, 2009, three of our subsidiaries were served with multiple complaints in related actions styled Jorge Acosta Cortes, et al. v. Dole Food Company, et al. filed in the Superior Court of the State of California for the County of Los Angeles on behalf of 461 Costa Rican residents. An initial review of the plaintiffs in the Abarca and Cortes actions found that a substantial number of the plaintiffs were claimants in prior DBCP actions in Texas and may have participated in the settlement of those actions. On June 27, 2008, the court dismissed the claims of 1,329 plaintiffs who were parties to prior DBCP actions. On June 30, 2008, our subsidiaries moved to dismiss the claims of the remaining Abarca plaintiffs on grounds of forum non conveniens in favor of the courts of Costa Rica. On September 22, 2009, the court granted the motion conditionally dismissing the claims of those remaining plaintiffs who allege employment on farms in Costa Rica exclusively affiliated with our subsidiaries. There remain approximately 400 Costa Rican plaintiffs on file in California who purport to assert claims against our subsidiary. On May 4, 2012, the court is scheduled to hold a status conference at which the plaintiffs will be required to state whether they will be seeking to pursue any further claims in California or will seek to dismiss the litigation in

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

11.  Commitments and Contingencies (continued)

favor of pursuit of claims in Costa Rica.

On July 13, 2011, one of our subsidiaries was served with multiple complaints filed in the United States District Court for the Eastern District of Louisiana on behalf of 121 Panamanian residents, 72 Costa Rican residents and 68 Ecuadorian residents who claim injury from DBCP exposure.  We and our subsidiaries have never owned, managed or otherwise been involved with any banana growing operations in Panama and were not involved with any banana growing operations in Ecuador during the period when DBCP was in use. On January 4, 2012, plaintiffs filed a third amended complaint. On February17, 2012, our subsidiary filed its answer to the third amended complaint. On April 6, 2012, our subsidiary joined in a motion for summary judgment on grounds of limitations.

In February 2011, a group of former banana cooperative workers from the Philippines filed a complaint in the Philippines against two of our subsidiaries claiming injury from exposure to DBCP. The trial court dismissed the complaint against our subsidiaries on October 3, 2011. In August 2011, approximately 2,500 banana workers from the Philippines filed a complaint in the Superior Court of the State of California for the County of Los Angeles against one of our subsidiaries again claiming injury from DBCP exposure. On February 6, 2012, plaintiffs filed an amended complaint adding approximately 500 more claimants to the action. Based upon an initial review, it appears that all of the plaintiffs in this action were claimants in a prior DBCP action in the Philippines that was dismissed in 2002 and that the claims of such plaintiffs are prone to being barred by limitations. A motion to dismiss on limitations grounds on behalf of all defendants was filed on April 24, 2012.

Pineapple Class Action Litigation

On March 5, 2004, an alleged individual consumer filed a putative class action complaint against certain of our subsidiaries in the state court of Tennessee on behalf of consumers who purchased (other than for resale) Del Monte Gold®  Extra Sweet pineapples in Tennessee from March 1, 1996 to May 6, 2003. The complaint alleges violations of the Tennessee Trade Practices Act and the Tennessee Consumer Protection Act. On February 18, 2005, our subsidiaries filed a motion to dismiss the complaint. On May 15, 2006, the court granted the motion in part, dismissing plaintiffs' claim under the Tennessee Consumer Protection Act.

Between March 17, 2004 and March 18, 2004, three alleged individual consumers separately filed putative class action complaints against us and certain of our subsidiaries in the state court of California on behalf of residents of California who purchased (other than for re-sale) Del Monte Gold® Extra Sweet pineapples between March 1, 1996 and May 6, 2003. On November 9, 2005, the three actions were consolidated under one amended complaint with a single claim for unfair competition in violation of the California Business and Professional Code. On September 26, 2008, plaintiffs filed a motion to certify a class action. On August 20, 2009, the court denied class certification.  On October 19, 2009, plaintiffs filed a notice of appeal of the court's order denying class certification. On February 29, 2012, the oral argument hearing on the appeal was held. On March 7, 2012, the appeal was rejected and the denial of class certification was upheld.

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

The European Commission did, however, find that Internationale Fruchtimport Gesellschaft Weichert & Co KG (“Weichert”), an entity in which one of our subsidiaries formerly held an indirect 80% noncontrolling interest, infringed EU competition rules and imposed upon it a €14.7 million ($19.6 million using exchange rates as of March 30, 2012) fine. The European Commission has asserted that we controlled Weichert during the period by virtue of our subsidiary’s former, indirect noncontrolling interest and

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

11.  Commitments and Contingencies (continued)

has therefore held that we are jointly and severally liable for Weichert’s payment of the fine.

On December 31, 2008, we filed an appeal of this determination on grounds, among others, that Weichert did not violate EU competition rules and that, in any event, we cannot be held jointly and severally liable for Weichert’s acts under applicable German law.  On April 14, 2010, Weichert filed a statement of intervention in support of our appeal seeking annulment of the European Commission’s determination. A hearing was held on February 1, 2012 for oral argument on the appeal, which remains pending.

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

On September 25, 2003, the EPA issued the Record of Decision (“ROD”). The EPA estimates in the ROD that the remediation costs associated with the cleanup of the Kunia Well Site will range from$12.9 million to $25.4 million and will last approximately 10 years. It remains to be determined how long the remediation will actually last. The undiscounted estimates are between $14.8 million and $28.7 million. The undiscounted estimate on which our accrual is based totals $21.9 million and is discounted using a 5.0% rate. As of March 30, 2012, there is $15.9 million included in other noncurrent liabilities and $1.7 million included in accounts payable and accrued expenses in the Consolidated Balance Sheets for the Kunia Well Site clean-up, which we expect to expend in 2012. We expect to expend approximately $1.0 million in cash per year for the following four years. Certain portions of the EPA’s estimates have been discounted using a 5.0% interest rate.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

11.  Commitments and Contingencies (continued)

Additional Information

At this time, management is not able to evaluate the likelihood of a favorable or unfavorable outcome in any of the above-described matters. Accordingly, management is not able to estimate the range or amount of loss, if any, from any of the above-described matters and no accruals or expenses have been recorded for these matters as of March 30, 2012, except as related to the Kunia Well Site.

In addition to the foregoing, we are involved from time to time in various claims and legal actions incident to our operations, both as plaintiff and defendant. In the opinion of management after consulting with legal counsel, none of these other claims are currently expected to have a material adverse effect on our results of operations, financial position or our cash flows.

We intend to vigorously defend ourselves in all of the above matters.

12.  Earnings Per Share

Basic and diluted net income per ordinary share is calculated as follows (U.S. dollars in millions, except share and per share data):

	Quarter ended
	March 30, 2012	April 1, 2011
Numerator:
Net income attributable to Fresh Del Monte Produce Inc.	$62.5	$55.2

Denominator:
Weighted average number of ordinary shares - Basic	57,807,103	58,843,527
Effect of dilutive securities - employee stock options	93,678	427,043
Weighted average number of ordinary shares - Diluted	57,900,781	59,270,570

Net income per ordinary share attributable to
Fresh Del Monte Produce Inc.:
Basic	$1.08	$0.94
Diluted	$1.08	$0.93

Refer to Note 17, “Shareholders’ Equity”, for disclosures related to the stock repurchase program and retired shares.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

13.  Retirement and Other Employee Benefits

The following table sets forth the net periodic benefit costs of our pension plans and post-retirement plans (U.S. dollars in millions):

	Quarter ended
	March 30, 2012	April 1, 2011
Service cost	$1.1	$0.9
Interest cost	1.6	1.8
Expected return on assets	(0.9)	(1.0)
Amortization of net actuarial loss	0.3	0.4
Net periodic benefit costs	$2.1	$2.1

We funded our U.S. based non-contributory defined benefit pension plan by $0.8 million and $1.2 million during the quarters ended March 30, 2012 and April 1, 2011. The funding was actuarially determined based on U.S. funding regulations.

14.  Business Segment Data

We are principally engaged in one major line of business, the production, distribution and marketing of bananas, other fresh produce and prepared food. Our products are sold in markets throughout the world with our major producing operations located in North, Central and South America, Europe, Asia and Africa.

Our operations are aggregated into business segments on the basis of our products: bananas, other fresh produce and prepared food. Other fresh produce includes pineapples, melons, non-tropical fruit (including grapes, apples, pears, peaches, plums, nectarines, avocados, citrus and kiwis), fresh-cut products, other fruit and vegetables, a third-party ocean freight business and a plastic product and box manufacturing business. Prepared food includes prepared fruit and vegetables, juices, beverages, snacks, poultry and meat products.

We evaluate performance based on several factors, of which net sales and gross profit by product are the primary financial measures (U.S. dollars in millions):

	Quarter ended
	March 30, 2012		April 1, 2011
	Net Sales	Gross Profit	Net Sales	Gross Profit
Banana	$397.5	$38.8	$427.5	$51.5
Other fresh produce	421.1	60.3	452.6	55.1
Prepared food	79.3	13.3	93.9	16.2
Totals	$897.9	$112.4	$974.0	$122.8

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

15.  Derivative Financial Instruments (continued)

Derivatives are recorded in our Consolidated Balance Sheets at fair value in prepaid expenses and other current assets, other noncurrent assets, accounts payable and accrued expenses or other noncurrent liabilities, depending on whether the amount is an asset or liability and whether it is short-term or long-term in nature.  The fair values of derivatives used to hedge or modify our risks fluctuate over time.  These fair value amounts should not be viewed in isolation, but rather in relation to the cash flows or fair value of the underlying hedged transactions or assets and other exposures, as well as the overall reduction in our risk.  In addition, the earnings impact resulting from our derivative instruments is recorded in the same line item within the Consolidated Statements of Income as the underlying exposure being hedged.

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

Counterparties expose us to credit loss in the event of non-performance on hedges.  We monitor our exposure to counterparty non-performance risk both at inception of the hedge and at least quarterly thereafter.  However, because these contracts are entered into with highly rated financial institutions, we do not anticipate non-performance by any of the counterparties.  The exposure is usually the amount of the unrealized gains, if any, in such contracts.

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

The foreign currency forward contracts qualifying as cash flow hedges were designated as single-purpose cash flow hedges of forecasted cash flows.  Based on our formal assessment of hedge effectiveness of our qualifying foreign currency forward contracts, we determined that the impact of hedge ineffectiveness was de minimis for the quarters ended March 30, 2012 and April 1, 2011, respectively.

Bunker Fuel Hedges

We are exposed to fluctuations in bunker fuel prices on our results of operations and financial condition and mitigate that exposure by entering into bunker fuel swap agreements, which permit us to lock in bunker fuel purchase prices.  One of our subsidiaries entered into bunker fuel swap agreements in order to hedge fuel costs incurred by our owned and chartered vessels through 2012. We designated our bunker fuel swap agreements as cash flow hedges.

Certain of our derivative instruments contain provisions that require the current credit relationship between the Company and its counterparty to be maintained throughout the term of the derivative instruments.  If that credit relationship changes, certain provisions could be triggered, and the counterparty could request immediate collateralization of derivative instruments in net liability position above a certain threshold.  The aggregate fair value of all derivative instruments with a credit-risk-related contingent feature that are in a liability position on March 30, 2012 is $4.7 million.  As of March 30, 2012, no triggering event has occurred and thus we are not required to post collateral.  If the credit-risk-related contingent features underlying these agreements were triggered on March 30, 2012, we would not be required to post collateral to our counterparty because the collateralization threshold has not been met.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

15.  Derivative Financial Instruments (continued)

We had the following outstanding foreign currency forward and bunker fuel swap contracts as of March 30, 2012:

Foreign Currency Contracts Qualifying as Cash Flow Hedges:	Notional Amount			Bunker Fuel Swap Contracts Qualifying as Cash Flow Hedges:	Notional Amount
Euro		€122.4	million	3% U.S. Gulf Coast	79,542	barrels
British pound		£5.7	million	3.5% Rotterdam Barge	15,822	metric tons
Japanese yen	JPY	7,973.7	million	Singapore 380	1,490	metric tons
Costa Rican colon	CRC	12,539.9	million
Chilean peso	CLP	2,821.1	million
Brazilian real	BRL	11.5	million
Kenya shilling	KES	1,093.9	million

The following table reflects the fair values of derivative instruments , all of which are designated as Level 2 of the fair value hierarchy, as of March 30, 2012 and December 30, 2011 (U.S. dollars in millions):

Derivatives Designated as Hedging Instruments (1)
	Foreign exchange contracts		Bunker fuel swap agreements
Balance Sheet Location:	March 30, 2012	December 30, 2011 (2)	March 30, 2012
Asset derivatives:
Prepaid expenses and other current assets	$12.8	$22.3	$1.9
Total asset derivatives	$12.8	$22.3	$1.9

Liability derivatives:
Accounts payable and accrued expenses	$4.7	$14.8	$—
Total liability derivatives	$4.7	$14.8	$—

(1) See Note 16, "Fair Value Measurements", for fair value disclosures.
(2) We expect that $10.5 million of the net fair value of hedges recognized as a net loss in accumulated other comprehensive income ("AOCI") will be transferred to earnings during the next 12 months.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

15.  Derivative Financial Instruments (continued)

The following table reflects the effect of derivative instruments on the Consolidated Statements of Income for the quarters ended March 30, 2012 and April 1, 2011, respectively (U.S. dollars in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Quarter ended			Quarter ended
	March 30, 2012	April 1, 2011		March 30, 2012	April 1, 2011
Foreign exchange contracts	$0.1	$1.7	Net sales	$3.4	$(2.9)
Foreign exchange contracts	0.8	(0.5)	Cost of products sold	1.1	0.1
Bunker fuel swap agreements (1)	1.9	—	Cost of products sold	—	—
Total	$2.8	$1.2		$4.5	$(2.8)

(1) The bunker fuel swap agreements had an ineffective portion of $0.1 million for the quarters ended March 30, 2012 and April 1, 2011.

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

Fair Value of Derivative Instruments

We may choose to mitigate the risk of fluctuations in currency exchange rates and bunker fuel prices on our results of operations and financial condition by entering into foreign currency cash flow hedges and bunker fuel hedges, respectively.  We account for the fair value of the related forward contracts as either an asset in other current assets or a liability in accrued expenses.  We use an income approach to value our outstanding foreign currency and bunker fuel cash flow hedges.  An income approach consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts using current market information as of the measurement date such as foreign currency and bunker fuel spot and forward rates.  Additionally, we built an element of default risk based on observable inputs into the fair value calculation.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

16.  Fair Value Measurements (continued)

The following table provides a summary of the fair values of assets and liabilities measured on a recurring basis under the ASC on “Fair Value Measurements and Disclosures” (U.S. dollars in millions):

Fair Value Measurements
Foreign currency forward contracts, net liability
	March 30, 2012	December 30, 2011
Quoted Prices in Active Markets for Identical Assets (Level 1)	$—	$—

Significant Observable Inputs (Level 2)	10.0	7.5

Significant Unobservable Inputs (Level 3)	—	—

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

16.  Fair Value Measurements (continued)

Fair Value of Non-Financial Assets

The fair value of the banana and prepared food unit’s goodwill and trademarks is highly sensitive to differences between the estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets.  We disclosed the sensitivities related to the banana and prepared food unit’s goodwill in our annual financial statements included in our Annual Report on Form 10-K for the year ended December 30, 2011.

The following is a tabular presentation of the non-recurring fair value measurement along with the level within the fair value hierarchy in which the fair value measurement in its entirety falls (U.S. dollars in millions):

	2012 Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
United Kingdom under-utilized distribution center	4.4	—	4.4	—
	$4.4	$—	$4.4	$—

During the first quarter 2012, we recognized $1.8 million in impairment charges related to an under-performing banana ripening facility in the United Kingdom. The carrying value of the assets were $6.2 million and was written down to $4.4 million. These assets related predominantly to building and machinery and equipment included in property, plant and equipment, net on our Consolidated Balance Sheets. We estimated the fair value of the underlying assets by using the market approach. We used observable inputs based on market participant information, as such, we classify the fair value of these banana ripening assets within Level 2 of the fair value hierarchy.

17.  Shareholders’ Equity

Our shareholders have authorized 50,000,000 preferred shares at $0.01, par value of which none are issued or outstanding. Our shareholders have authorized 200,000,000 ordinary shares of common stock at $0.01 par value, of which 57,832,277 are issued and outstanding at March 30, 2012, respectively.

Ordinary share activity for the quarter ended March 30, 2012 and April 1, 2011 is summarized as follows:

	Quarter ended
	March 30, 2012	April 1, 2011
Ordinary shares issued/ (retired) as a result of:
Stock option exercises	40,250	413,776
Restricted stock grants	27,573	27,853

On July 31, 2009, our Board of Directors approved a three-year stock repurchase program of up to $150 million of our Ordinary Shares. On May 5, 2010, our Board of Directors approved an additional three-year stock repurchase program of up to $150 million of our ordinary shares. We have repurchased $158 million, or 7,214,337 ordinary shares, under the aforementioned $300.0 million repurchase program. We have retired all of the 7,214,337 ordinary shares. We have a maximum dollar amount value of $142.0 million of shares that may yet be purchased under the stock repurchase program. During our first quarter of 2012, no repurchases were made under the aforementioned plans.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

17.  Shareholders’ Equity (continued)

On March 3, 2011, our Board of Directors declared an interim cash dividend of $0.05 per ordinary share to shareholders of record on March 16, 2011. At the Annual General Meeting of Shareholders held on May 4, 2011, our shareholders approved a cash dividend previously declared by the Board of Directors for the year ended December 31, 2010, of $0.05 per ordinary share, payable on June 10, 2011, to shareholders of record on May 18, 2011.  On August 3, 2011, our Board of Directors increased the interim cash dividend from $0.05 to $0.10 per ordinary share.

On February 29, 2012, our Board of Directors declared an interim cash dividend of $0.10 per ordinary share to shareholders of record on March 14, 2012. We paid $5.8 million in dividends on March 30, 2012. Our Board of Directors also declared a cash dividend for the year ended December 30, 2011, of $0.10 per ordinary share, payable on June 8, 2012, to our shareholders of record on May 16, 2012, subject to shareholder's approval at the Annual General Meeting of Shareholders to be held on May 2, 2012.

18. Subsequent Event

On April 6, 2012, the Company received a favorable jury verdict following a trial in the U.S. District Court for the Southern District of New York in Fresh Del Monte Produce Inc. vs. Del Monte Foods Company and Del Monte Corporation, awarding the Company damages of $13.2 million. Payment of the award is subject to appeal and therefore, no gain contingency has been recognized.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are one of the world’s leading vertically integrated producers, marketers and distributors of high-quality fresh and fresh-cut fruit and vegetables, as well as a leading producer and marketer of prepared fruit and vegetables, juices, beverages and snacks in Europe, Africa, the Middle East and countries formerly part of the Soviet Union. We market our products worldwide under the DEL MONTE® brand, a symbol of product innovation, quality, freshness and reliability since 1892. Our global sourcing and logistics system allows us to provide regular delivery of consistently high-quality produce and value-added services to our customers. Our major producing operations are located in North, Central and South America, Asia and Africa. Production operations are aggregated on the basis of our products: bananas, other fresh produce and prepared foods.  Other fresh produce includes pineapples, melons, tomatoes, non-tropical fruit (including grapes, apples, pears, peaches, plums, nectarines, avocados, citrus and kiwis), fresh-cut produce, other fruit and vegetables, a plastic product and box manufacturing business and a third-party ocean freight service. Prepared foods include prepared fruit and vegetables, juices, beverages, snacks, poultry and meat products.

Liquidity and Capital Resources

Net cash provided by operating activities was $37.1 million for the first quarter of 2012 as compared with $68.2 million for the first quarter of 2011, a decrease of $31.1 million.  The decrease in cash provided by operating activities was principally attributable to changes in operating assets and liabilities, principally higher levels of finished goods and growing crop inventory and lower increases in accounts payable and accrued expense, partially offset by higher net income.

Working capital was $385.0 million at March 30, 2012 compared with $522.2 million at December 30, 2011, a decrease of $137.2 million. This decrease in working capital is principally attributable to the classification of the outstanding amount of the Credit Facility of $165.5 million that as of March 30, 2012 is classified as current portion of long-term debt due to its January 17, 2013 maturity date, partially offset by higher balances in trade accounts receivable as a result of seasonal variations.

Net cash used in investing activities for the first quarter of 2012 was $9.9 million compared with $20.8 million for the first quarter of 2011. Net cash used in investing activities for the first quarter of 2012 consisted of capital expenditures of $12.8 million, partially offset by proceeds from sales of property, plant and equipment of $2.9 million.  Capital expenditures for the first quarter of 2012 were primarily for expansion and improvements of production facilities in Saudi Arabia and Kenya related to the prepared food segment and in Costa Rica related to the other fresh produce segment.  Capital expenditures for the first quarter of 2012 also included improvements of distribution facilities in North America principally related to the banana segment. Proceeds from sales of property, plant and equipment for the first quarter of 2012 consisted primarily of the sale of surplus land in Guatemala and other surplus equipment.

Net cash used in investing activities for the first quarter of 2011 consisted of capital expenditures of $21.2 million, partially offset by proceeds from sales of property, plant and equipment of $0.4 million. Capital expenditures for the first quarter of 2011 were primarily for expansion of production facilities in Costa Rica, Guatemala, Chile and Saudi Arabia and port facilities in North America related to the banana and other fresh produce segments and production facilities in Kenya and Jordan related to the prepared food segments.  Proceeds from sales of property, plant and equipment for the first quarter of 2011 consisted primarily of the sale of surplus equipment.

Net cash used in financing activities for the first quarter of 2012 was $46.4 million compared with $65.0 million for the first quarter of 2011. Net cash used in financing activities for the first quarter of 2012 consisted of net repayments on long-term debt of $44.9 million and $5.8 million of dividends paid, partially offset by contributions from noncontrolling interests, net of $3.5 million and proceeds from stock options exercised of $0.8 million.

Net cash used in financing activities for the first quarter of 2011 consisted of net repayments on long-term debt of $70.9 million and distributions to noncontrolling interests of $1.1 million, partially offset by proceeds from stock options exercised of $7.0 million.

We finance our working capital and other liquidity requirements primarily through cash from operations and borrowings under our $300 million senior secured revolving credit facility (the “Credit Facility”) administered by Rabobank Nederland, New York Branch. The Credit Facility has a 3.5 years term, with a scheduled termination date of January 17, 2013.  The Credit Facility includes a swing line facility and a letter of credit facility with a $100.0 million sub-limit.  Borrowings under the Credit Facility bear interest at a spread over the London Interbank Offer Rate (“LIBOR”) that varies with our leverage ratio. On March 28, 2011, we amended the Credit Facility by lowering the applicable margins over LIBOR or base rate borrowings that vary with our leverage ratio.

The Credit Facility is collateralized directly or indirectly by substantially all of our assets and is guaranteed by certain of our subsidiaries. At March 30, 2012, we had $165.5 million outstanding under the Credit Facility bearing interest at a per annum rate of 1.86%.  In addition, we pay a fee on unused commitments.

The Credit Facility requires us to be in compliance with financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers.  As of March 30, 2012, we were in compliance with all of the financial and other covenants contained in the Credit Facility.

The credit facility expires on January 17, 2013 and represents our principal method of supplementing operating cash flows for our working capital and other liquidity requirements. We plan to refinance our Credit Facility during 2012. Our expectation is based on our history of earnings and positive cash flows along with our long-standing relationships with our current bank group and our credit rating. We expect that our interest rates will remain relatively flat or increase slightly from the current levels. In addition to the renewal of our current bank debt corporate loan, our capital market options include, among others, asset based loans, high-yield bonds and receivables-based credit facilities. We believe that our operating cash flows, together with our ability to renew the Credit Facility and obtain other available financing will be adequate to meet our operating, investing, and financing needs in the foreseeable future. There are no assurances that increased volatility and uncertainty in the global capital markets will not impair our ability to access these markets on terms that are favorable to us.

At March 30, 2012, we had $139.5 million available under committed working capital facilities, primarily under the Credit Facility.  At March 30, 2012, we applied $17.2 million to the letter of credit facility, comprised primarily of certain contingent obligations and other governmental agencies and purchases of equipment guarantees.  We also had $10.2 million in other letters of credit and bank guarantees not included in the letter of credit facility.

As of March 30, 2012, we had $170.6 million of long-term debt and capital lease obligations, including the current portion, consisting of $165.5 million outstanding under the Credit Facility, $1.0 million of capital lease obligations and $4.1 million of other long-term debt and notes payable.

Based on our operating plan, combined with our borrowing capacity under our Credit Facility, we believe we will have sufficient resources to meet our cash obligations in the foreseeable future.

As of March 30, 2012, we had cash and cash equivalents of $27.5 million.

As a result of the closure of distribution centers in the United Kingdom, we paid approximately $0.3 million in contractual obligations during the first quarter of 2012. We expect to make additional payments of approximately $4.5 million principally related to the previously announced closure of our Hawaii pineapple operations and the closure of certain facilities in the United Kingdom.  During the second quarter of 2012, we also expect to pay termination benefits of $0.8 million related to an under-performing fresh-cut facility in the United Kingdom in the other fresh produce segment. In addition, during the first quarter of 2012, we paid $2.1 million as a result of an unfavorable outcome to litigation regarding a tax position in a foreign jurisdiction.  These cash outlays will be funded from operating cash flows and available borrowings under credit facilities.

The fair value of our derivatives changed from a net asset of $7.5 million as of December 30, 2011, to a net asset of $10.0 million as of March 30, 2012 related to our foreign currency cash flow and bunker fuel swap hedges.  For foreign currency hedges, these fluctuations are primarily related to the stronger U.S. dollar relative to the Japanese yen offset by a weaker U.S. dollar relative to the euro and British pound being hedged when compared to the contracted exchange rates. We also entered into Bunker Fuel Swap agreements during the first quarter of 2012 that are in a net asset position of $1.9 million. We expect that $10.5 million in net assets outstanding will be transferred to earnings during the next 12 months, along with the earnings effect of the related forecasted transactions.

Recent Developments

On April 6, 2012, the Company received a favorable jury verdict following a trial in the U.S. District Court for the Southern District of New York in Fresh Del Monte Produce Inc. vs. Del Monte Foods Company and Del Monte Corporation, awarding the Company damages of $13.2 million. Payment of the award is subject to appeal and therefore, no gain contingency has been recognized.

Results of Operations

The following tables present for each of the periods indicated (i) net sales by geographic region and (ii) net sales and gross profit by product category, and in each case, the percentage of the total represented thereby (U.S. dollars in millions, except percent data):

Net sales by geographic region:

	Quarter ended
	March 30, 2012		April 1, 2011
North America	$489.0	54%	$516.7	53%
Europe	205.1	23%	234.1	24%
Asia	103.4	12%	109.2	11%
Middle East	81.1	9%	94.7	10%
Other	19.3	2%	19.3	2%
Total	$897.9	100%	$974.0	100%

Product net sales and gross profit:

	Quarter ended
	March 30, 2012				April 1, 2011
	Net Sales		Gross Profit		Net Sales		Gross Profit
Banana	$397.5	44%	$38.8	34%	$427.5	44%	$51.5	42%
Other fresh produce	421.1	47%	60.3	54%	452.6	46%	55.1	45%
Prepared food	79.3	9%	13.3	12%	93.9	10%	16.2	13%
Total	$897.9	100%	$112.4	100%	$974.0	100%	$122.8	100%

First Quarter 2012 Compared with First Quarter 2011

Net Sales. Net sales for the first quarter of 2012 were $897.9 million compared with $974.0 million for the first quarter of 2011.  The decrease in net sales of $76.1 million was attributable to lower net sales of other fresh produce, bananas and prepared food.

•
Net sales in the other fresh produce segment decreased $31.5 million principally as a result of lower net sales of tomatoes, non-tropical fruit, melons and pineapples, partially offset by higher net sales of fresh-cut products.

◦	Net sales of tomatoes decreased principally due to lower sales volumes as a result of decreased customer demand and program rationalization.

◦
Net sales of non-tropical fruit decreased principally due to lower per unit sales prices of avocados in North America due to higher industry supply combined with lower sales volumes of stone fruit and grapes in North America as a result of decreased supplies from Chile.

◦
Net sales of melons decreased principally as a result of lower sales volume due to continued planned rationalization of melon operations, partially offset by higher per unit sales prices that resulted from improved market conditions.

◦
Net sales of pineapples decreased principally as a result of lower sales volume in Europe and the Middle East as a result of reduced production from our Costa Rican and Philippines operations. Per unit sales prices were higher in Asia, the Middle East and Europe due to improved market conditions. Per unit sales prices were relatively flat in North America.

◦
Net sales of fresh-cut products increased primarily due to higher per unit sales prices and sales volume in North America, Europe and the Middle East that resulted from an expanded customer base and improved demand for our products in North America combined with expansion in new markets in the Middle East.

•
Net sales of bananas decreased by $30.0 million principally due to lower sales volume in Europe, the Middle East and Asia, and lower per unit sales prices in North America. Worldwide banana sales volume decreased 6% and per unit sales prices decreased 1%.

◦
Europe banana net sales decreased primarily due to lower sales volumes in Germany and the United Kingdom as a result of our decision not to enter into unprofitable banana sales contracts with certain large retailers, partially offset by net sales increases in Southern Europe.

◦
Middle East banana net sales decreased principally due to lower sales volume that resulted from reduced purchases from independent contract growers in the Philippines, partially offset by higher per unit sales prices.

◦
Asia banana net sales decreased principally due to lower sales volume that resulted from reduced purchases from independent contract growers in Philippines, partially offset by higher per unit sales prices.

◦
North America banana net sales were relatively flat as higher sales volumes were offset by lower per unit sales prices. The lower per unit sales prices in North America were primarily due to the absence of a per box surcharge that was implemented in the first quarter of 2011 as a result of industry shortages.

•
Net sales in the prepared food segment decreased $14.6 million principally due to lower net sales of pineapple products in Europe as a result of reduced sales volumes of canned pineapple, primarily private label products combined with lower pricing for industrial products which resulted from higher industry supplies. Partially offsetting these decreases in net sales were higher net sales of canned deciduous products that resulted from improved selling prices and higher sales volumes.

Cost of Products Sold.  Cost of products sold was $785.5 million for the first quarter of 2012 compared with $851.2 million for the first quarter of 2011, a decrease of $65.7 million.  This decrease in cost of products sold was primarily attributable to lower sales volumes, partially offset by higher fuel costs.

Gross Profit. Gross profit was $112.4 million for the first quarter of 2012 compared with $122.8 million for the first quarter of 2011, a decrease of $10.4 million.  The decrease in gross profit was primarily attributable to lower gross profit on bananas and prepared food, partially offset by higher gross profit on other fresh produce.

•
Gross profit in the banana segment decreased $12.7 million primarily due to lower per unit sales prices in North America combined with higher fuel costs. Partially offsetting these decreases in gross profit were lower ocean freight costs in Europe as a result of improved vessel utilization and higher per unit selling prices in the Middle East, Asia and Europe.

•
Gross profit in the prepared food segment decreased by $2.9 million principally as a result of lower gross profit on canned pineapples which resulted from lower sales volumes and higher per unit costs as a result of lower yields. Also contributing to the decrease in gross profit for prepared food is lower selling prices for industrial products which resulted from higher industry supplies. Partially offsetting these decreases were higher gross profit on deciduous canned products due to higher sales volumes, improved pricing and lower per unit costs principally as a result of operational improvements.

•
Gross profit in the other fresh produce segment increased $5.2 million principally due to higher gross profit on fresh-cut products, pineapples and melons, partially offset by lower gross profit on non-tropical fruit.

◦
Gross profit on fresh-cut products increased principally due to improved pricing in all regions combined with higher sales volumes in North America, Europe and the Middle East. Partially offsetting these increases in gross profit were higher fruit procurement and distribution costs.

◦
Gross profit on pineapples increased principally due to higher per unit sales prices in Asia , Europe and the Middle East, primarily the result of favorable market conditions combined with lower ocean freight costs that resulted from improved vessel utilization. Worldwide per unit sales prices increased 7% and per unit cost increased 2%.

◦	Gross profit on melons increased principally due to higher per unit selling prices as a result of improved market conditions in North America.

◦	Gross profit on non-tropical fruit decreased primarily due to higher fruit cost and lower sales volumes of grapes and stonefruit that resulted from unfavorable growing conditions in Chile.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $0.7 million from $46.1 million in the first quarter of 2011 to $45.4 million for the first quarter of 2012.  The decrease was principally due to lower executive compensation expense partially offset by higher legal fees.

Loss or (Gain) on Disposal of Property, Plant and Equipment. The loss on disposal of property, plant and equipment of $1.4 million during the first quarter of 2012 was principally related to the disposal of banana plants in certain areas of our Costa Rica plantation in order to replant and improve productivity. The gain on disposal of property, plant and equipment of $(0.1) million during the first quarter of 2011 was principally related to the sale of surplus equipment.

Asset Impairment and Other Charges, Net. Asset impairment and other charges, net were $0.1 million during the first quarter of 2012 as compared with $1.9 million during the first quarter of 2011. During the first quarter of 2012, we recorded $1.8 million in asset impairments related to an under-utilized facility in the United Kingdom in the banana segment and a credit of $1.8 million due to the sale of assets previously impaired in 2011 due to our melon program rationalization in Guatemala related to the other fresh produce segment and $0.1 million in other charges in Hawaii related to the other fresh produce segment.

In the first quarter of 2011, we recorded $1.1 million in contract termination and severance charges related to our decision to abandon an isolated area in our banana operations in the Philippines, $0.6 million in other charges related to our previously exited Hawaii pineapple operations and $0.2 million in other impairment charges.

Operating Income.  Operating income for the first quarter of 2012 decreased by $9.4 million from $74.9 million in the first quarter of 2011 to $65.5 million for the first quarter of 2012.  The decrease in operating income was due to lower gross profit combined with a loss on disposal of property, plant and equipment, partially offset by lower selling, general and administrative expenses and lower asset impairment and other charges.

Interest Expense.  Interest expense was $1.3 million for the first quarter of 2012 as compared with $2.2 million for the first quarter of 2011, a decrease of $0.9 million.  This decrease was principally due to lower average debt balances and interest rates.

Other (Income) Expense, Net.  Other (income) expense, net was income of $(0.5) million for the first quarter of 2012 as compared with other expense of $3.0 million for the first quarter of 2011.  The change in other (income) expense of $3.5 million was principally attributable to foreign exchange gains during the first quarter of 2012 as compared with foreign exchange losses during the first quarter of 2011.

Provision for Income Taxes. Provision for income taxes was $2.1 million for the first quarter of 2012 as compared with $13.9 million for the first quarter of 2011. The decrease in the tax provision includes approximately $8.1 million of credits due primarily to reversals of uncertain tax positions due to a lapse in the statue of limitations and settlement of tax audits and litigation in certain foreign jurisdictions.

Fair Value Measurements

During the first quarter 2012, we recognized $1.8 million in impairment charges related to an under-performing banana ripening facility in the United Kingdom. The carrying value of the assets was $6.2 million and was written down to $4.4 million. We estimated the fair value of the underlying assets by using the market approach. We used observable inputs based on market participant information, as such, we classify the fair value of these banana ripening assets within Level 2 of the fair value hierarchy.

Potential impairment exists if the fair value of a reporting unit to which goodwill has been allocated is less than the carrying value of the reporting unit. The amount of the impairment to recognize, if any, is calculated as the amount by which the carrying value of goodwill exceeds its implied value. Future changes in the estimates used to conduct the impairment review, including revenue projection, market values and changes in the discount rate used, could cause the analysis to indicate that our goodwill is impaired in subsequent periods and result in a write-off of a portion or all of goodwill. The discount rate used is based on independently calculated risks, our capital mix and an estimated market risk premium. The fair value of the banana and prepared food reporting unit’s goodwill is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of this asset. If we are unable to recover from poor market conditions related to bananas, the banana reporting unit goodwill may be at risk for impairment in the future. If we are unable to recover from current challenging economic conditions in Europe, the prepared food reporting unit goodwill may be at risk for impairment in the future.   We disclosed the sensitivities related to the prepared food reporting unit’s goodwill in our annual financial statements included in our Annual Report on Form 10-K for the year ended December 30, 2011.

Seasonality

Interim results are subject to significant variations and may not be indicative of the results of operations that may be expected for the entire 2012 fiscal year.  See the information under the caption “Seasonality” provided in Item 1. Business, of our annual report on Form 10-K for the year ended December 30, 2011.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our annual report on Form 10-K for the year ended December 30, 2011.

Item 4.        Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 30, 2012. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the quarter ended March 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

See Note 11, “Commitments and Contingencies”, to the Consolidated Financial Statements, Part I, Item 1 included herein.

Item 1A.        Risk Factors

There have been no material changes in the risk factors from the information provided in Item 1A. Risk Factors of our annual report on Form 10-K for the year ended December 30, 2011.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our purchases of ordinary shares during the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (1)(2)
December 31, 2011 through January 31, 2012	—	$—	—	$142,030,550
February 1, 2012 through February 29, 2012	—	$—	—	$142,030,550
March 1, 2012 through March 30, 2012	—	$—	—	$142,030,550
Total	—	$—	—	$142,030,550

(1)	On August 3, 2009, we announced that our Board of Directors, at their July 31, 2009 board meeting, approved a three-year stock repurchase program of up to $150 million of our ordinary shares.

(2)
On May 5, 2010, we announced that our Board of Directors, at their May 5, 2010 board meeting, approved a three-year stock repurchase program of up to $150 million of our ordinary shares in addition to the program announced on August 3, 2009.

Item 4.        Mine Safety Disclosures

Not applicable.

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
_____________________

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

Fresh Del Monte Produce Inc.

Date:	May 1, 2012	By:	/s/ Hani El-Naffy
Hani El-Naffy
President & Chief Operating Officer

		By:	/s/ Richard Contreras
Richard Contreras
Senior Vice President & Chief Financial Officer