Form 10-Q
period 2012-06-29
FRESH DEL MONTE PRODUCE INC
filed 2012-07-31
CIK 1047340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
———————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 20, 2012, there were 58,001,277 ordinary shares of Fresh Del Monte Produce Inc. issued and outstanding, respectively.

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

PART I: FINANCIAL INFORMATION

Item 1.        Financial Statements

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)
(U.S. dollars in millions, except share and per share data)

	June 29, 2012	December 30, 2011
Assets
Current assets:
Cash and cash equivalents	$32.0	$46.9
Trade accounts receivable, net of allowance of $7.3 and $7.4, respectively	320.7	290.7
Other accounts receivable, net of allowance of $8.4 and $9.8, respectively	55.7	63.9
Inventories	392.4	428.9
Deferred income taxes	12.7	12.4
Prepaid expenses and other current assets	56.4	49.2
Total current assets	869.9	892.0
Investments in and advances to unconsolidated companies	1.9	2.3
Property, plant and equipment, net	1,014.6	1,022.9
Deferred income taxes	55.7	56.9
Other noncurrent assets	121.9	127.6
Goodwill	403.1	402.3
Total assets	$2,467.1	$2,504.0
Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued expenses	$342.7	$343.2
Current portion of long-term debt and capital lease obligations	41.0	2.2
Deferred income taxes	17.0	15.7
Income taxes and other taxes payable	22.8	8.7
Total current liabilities	423.5	369.8
Long-term debt and capital lease obligations	0.5	213.3
Retirement benefits	75.6	78.6
Other noncurrent liabilities	51.9	47.6
Deferred income taxes	77.8	79.6
Total liabilities	629.3	788.9
Commitments and contingencies
Shareholders' equity:
Preferred shares, $0.01 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.01 par value; 200,000,00 shares authorized; 58,001,277 issued and outstanding and 57,764,454 issued and outstanding, respectively	0.6	0.6
Paid-in capital	497.3	483.6
Retained earnings	1,314.9	1,206.8
Accumulated other comprehensive loss	(3.2)	(1.6)
Total Fresh Del Monte Produce Inc. shareholders' equity	1,809.6	1,689.4
Noncontrolling interests	28.2	25.7
Total shareholders' equity	1,837.8	1,715.1
Total liabilities and shareholders' equity	$2,467.1	$2,504.0

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(U.S. dollars in millions, except share and per share data)

	Quarter ended		Six months ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Net sales	$957.6	$1,039.7	$1,855.5	$2,013.7
Cost of products sold	841.2	936.8	1,626.7	1,788.0
Gross profit	116.4	102.9	228.8	225.7
Selling, general and administrative expenses	45.6	48.4	91.0	94.5
Loss (gain) on disposal of property, plant and equipment	—	(0.7)	1.4	(0.8)
Asset impairment and other charges, net	1.0	10.3	1.1	12.2
Operating income	69.8	44.9	135.3	119.8
Interest expense	0.9	1.5	2.2	3.7
Interest income	0.1	0.2	0.3	0.4
Other expense, net	3.1	0.4	2.6	3.4
Income before income taxes	65.9	43.2	130.8	113.1
Provision for income taxes	7.4	6.4	9.5	20.3
Net income	$58.5	$36.8	$121.3	$92.8
Less: net income attributable to noncontrolling interests	1.3	1.6	1.6	2.4
Net income attributable to Fresh Del Monte Produce Inc.	$57.2	$35.2	$119.7	$90.4
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Basic	$0.99	$0.59	$2.07	$1.53
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Diluted	$0.99	$0.59	$2.07	$1.52
Dividends declared per ordinary share	$0.10	$0.05	$0.20	$0.10
Weighted average number of ordinary shares:
Basic	57,905,312	59,562,202	57,856,208	59,202,865
Diluted	57,995,333	59,887,929	57,948,057	59,579,250

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(U.S. dollars in millions)

	Quarter ended		Six months ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Net income	$58.5	$36.8	$121.3	$92.8

Other comprehensive income:
Net unrealized loss on derivatives	(3.9)	(4.8)	(1.1)	(3.6)
Net unrealized foreign currency translation (loss) gain	(4.9)	2.4	1.1	10.1
Net unrealized loss on available-for-sale investments	(0.7)	—	(0.7)	—
Net change in retirement benefit adjustment, net of tax	0.1	0.2	—	0.3
Comprehensive income	$49.1	$34.6	$120.6	$99.6
Less: comprehensive income attributable to noncontrolling interests	1.7	1.8	2.5	2.8
Comprehensive income attributable to Fresh Del Monte Produce Inc.	$47.4	$32.8	$118.1	$96.8

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(U.S. dollars in millions)

	Six months ended
	June 29, 2012	July 1, 2011
Operating activities:
Net income	$121.3	$92.8
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	35.1	36.8
Amortization of debt issuance costs	0.8	1.3
Stock-based compensation expense	5.3	4.0
Asset impairment charges	1.8	8.7
Change in uncertain tax positions	(7.0)	4.1
Gain on sales of property, plant and equipment	(0.5)	(0.8)
Equity in loss of unconsolidated companies	0.6	0.6
Deferred income taxes	(0.4)	2.0
Excess tax benefit from stock-based compensation	(4.0)	—
Foreign currency translation adjustment	0.7	(3.4)
Changes in operating assets and liabilities:
Receivables	(22.6)	(24.0)
Inventories	38.4	52.8
Prepaid expenses and other current assets	(5.5)	3.8
Accounts payable and accrued expenses	29.2	73.5
Other noncurrent assets and liabilities	0.7	(8.6)
Net cash provided by operating activities	193.9	243.6
Investing activities:
Capital expenditures	(34.1)	(42.4)
Proceeds from sales of property, plant and equipment	6.0	1.1
Proceeds from sale of unconsolidated subsidiary	0.2	—
Purchases of available-for-sale investments	(11.0)	—
Net cash used in investing activities	(38.9)	(41.3)
Financing activities:
Proceeds from long-term debt	171.0	180.3
Payments on long-term debt	(344.0)	(388.6)
Contributions from (distributions to) noncontrolling interests, net	5.0	(3.1)
Proceeds from stock options exercised	4.5	20.9
Excess tax benefit from stock-based compensation	4.0	—
Dividends paid	(11.6)	(5.9)
Net cash used in financing activities	(171.1)	(196.4)
Effect of exchange rate changes on cash	1.2	0.1
Net (decrease) increase in cash and cash equivalents	(14.9)	6.0
Cash and cash equivalents, beginning	46.9	49.1
Cash and cash equivalents, ending	$32.0	$55.1
Supplemental cash flow information:
Cash paid for interest	$1.3	$2.6
Cash paid for income taxes	$3.2	$2.6
Non-cash financing and investing activities:
Purchase of assets under capital lease obligations	$0.1	$0.3
Purchase of unconsolidated subsidiary	$—	$0.5
Sale of unconsolidated subsidiary	$0.8	$0.8

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

The accompanying unaudited Consolidated Financial Statements for the quarter and six months ended June 29, 2012 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for fair presentation have been included. Operating results for the quarter and six months ended June 29, 2012, are subject to significant seasonal variations and are not necessarily indicative of the results that may be expected for the year ending December 28, 2012. For further information, refer to the Consolidated Financial Statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 30, 2011.

We are required to evaluate events occurring after June 29, 2012 for recognition and disclosure in the Consolidated Financial Statements for the quarter ended June 29, 2012. Events are evaluated based on whether they represent information existing as of June 29, 2012, which require recognition in the Consolidated Financial Statements, or new events occurring after June 29, 2012, which do not require recognition but require disclosure if the event is significant to the Consolidated Financial Statements. We evaluated events occurring subsequent to June 29, 2012 through the date of issuance of these Consolidated Financial Statements.

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

In June 2011, the FASB issued an ASU to amend guidance in the ASC related to the Presentation of Comprehensive Income. This amendment required us to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. We adopted this guidance effective for the first quarter of 2012 and retrospectively restated all prior periods presented. However, in December 2011, the FASB issued guidance which indefinitely defers guidance in this ASU related to the presentation of reclassification adjustments. This ASU impacts presentation only, and has no effect on our financial condition, results of operations or cash flows.

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

3.  Asset Impairment and Other Charges, Net

The following represents a summary of asset impairment and other charges, net recorded during the quarter and six months ended June 29, 2012 and July 1, 2011 (U.S. dollars in millions):

	Quarter ended			Six months ended
	June 29, 2012			June 29, 2012
	Long-lived and other asset impairment	Exit activity and other charges	Total	Long-lived and other asset impairment	Exit activity and other charges (credits)	Total
Banana segment:
United Kingdom under-utilized distribution center	$—	$—	$—	$1.8	$—	$1.8
Other fresh produce segment:
United Kingdom under-utilized distribution center	—	1.0	1.0	—	1.0	1.0
Sale of assets previously impaired as a result of the melon program rationalization in Central America	—	—	—	—	(1.8)	(1.8)
Other charges and legal costs related to the Kunia well site in Hawaii	—	—	—	—	0.1	0.1
Total asset impairment and other charges, net	$—	$1.0	$1.0	$1.8	$(0.7)	$1.1

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

3.  Asset Impairment and Other Charges, Net (continued)

	Quarter ended				Six months ended
	July 1, 2011				July 1, 2011
	Long-lived and other asset impairment		Exit activity and other charges (credits)	Total	Long-lived and other asset impairment	Exit activity and other charges (credits)	Total
Banana segment:
Costa Rica exit of low banana-producing areas	$0.8		$—	$0.8	$0.8	$—	$0.8
Decision to abandon an isolated area of our banana operation in the Philippines	—		0.2	0.2	—	1.3	1.3
Other fresh produce segment:
Central America melon program rationalization	7.7	(1)	0.5	8.2	7.7	0.5	8.2
Other charges and legal costs related to the Kunia well site in Hawaii	—		1.1	1.1	—	1.7	1.7
Prepared food segment:
Other impairment charges	—		—	—	0.2	—	0.2
Total asset impairment and other charges, net	$8.5		$1.8	$10.3	$8.7	$3.5	$12.2

(1) Includes melon goodwill impairment of $3.3 million.

Exit Activity and Other Reserves

The following represents a rollforward of 2012 exit activity and other reserves (U.S. dollars in millions):

	Exit activity and other reserve balance at December 30, 2011	Impact to Earnings	Cash Paid	Foreign Exchange Impact	Exit activity and other reserve balance at June 29, 2012
Termination benefits	$1.0	$1.0	$(0.9)	$—	$1.1
Contract termination and other exit activity charges	3.6	—	(0.6)	0.1	3.1
	$4.6	$1.0	$(1.5)	$0.1	$4.2

Included in the exit activity and other reserve balance at June 29, 2012 is $3.2 million in contract termination costs and termination benefits related to the under-utilized facilities in the United Kingdom in the banana and other fresh produce segments and $1.0 million in termination benefits related to the previously announced decision to exit Hawaiian production operations in the other fresh produce segment. We do not expect additional charges related to the exit and other activities mentioned above that would significantly impact our results of operations and financial condition.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

4.  Noncontrolling Interests

The following table reconciles shareholders’ equity attributable to noncontrolling interests (U.S. dollars in millions):

	Six months ended
	June 29, 2012	July 1, 2011
Noncontrolling interests, beginning	$25.7	$24.3
Net income attributable to the noncontrolling interests	1.6	2.4
Translation adjustments	0.9	0.4
Capital distributions	—	(0.9)
Noncontrolling interests, ending	$28.2	$26.2

5.  Variable Interest Entities

One of our Del Monte Gold® Extra Sweet pineapple producers meets the definition of a Variable Interest Entity ("VIE") pursuant to the ASC guidance on “Consolidation” and is consolidated. Our variable interest in this entity includes an equity investment and certain debt guarantees. All of this entity’s pineapple production is sold to us. Based on the criteria of this ASC, as amended, we are the primary beneficiary of this entity’s expected residual returns or losses in excess of our ownership interest. Although we are the primary beneficiary, the VIE’s creditors do not have recourse against our general credit. At June 29, 2012, the VIE had total assets of $42.7 million and total liabilities of $8.9 million. The VIE had long-term debt of $3.7 million, which is collateralized by its property, plant and equipment and further guaranteed by a $1.0 million standby letter of credit issued by us. As of June 29, 2012, the VIE is current on the guaranteed long-term debt. There are no other restrictions on the assets of the VIE.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

6.  Financing Receivables (continued)

The following table details financing receivables including the related allowance for doubtful accounts (U.S. dollars in millions):

	June 29, 2012		December 30, 2011
	Short-term	Long-term	Short-term	Long-term
Gross advances to independent growers	$21.8	$3.1	$28.7	$3.1
Allowance for advances to independent growers	(4.2)	—	(3.4)	—
Net advances to independent growers	$17.6	$3.1	$25.3	$3.1
Gross notes receivable	$0.5	$0.1	$0.5	$0.4
Allowance for notes receivable	—	—	—	—
Net notes receivable	$0.5	$0.1	$0.5	$0.4

The current and noncurrent portions of the financing receivables included above are classified in the Consolidated Balance Sheets in other accounts receivable and other noncurrent assets, respectively.

The following table details the credit risk profile of the above listed financing receivables (U.S. dollars in millions):

	Current Status	Past Due Status	Total
Gross advances to independent growers:
June 29, 2012	$20.7	$4.2	$24.9
December 30, 2011	28.4	3.4	31.8
Gross notes receivable:
June 29, 2012	$0.6	$—	$0.6
December 30, 2011	0.9	—	0.9

The allowance for doubtful accounts and the related financing receivables for the quarter and six months ended June 29, 2012 were as follows (U.S. dollars in millions):

	Quarter ended		Six months ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Allowance for advances to independent growers:
Balance, beginning of period	$3.6	$3.9	$3.4	$4.0
Provision for uncollectible amounts	0.6	—	0.8	—
Deductions to allowance including recoveries	—	(0.2)	—	(0.3)
Balance, end of period	$4.2	$3.7	$4.2	$3.7

Allowance for notes receivable:
Balance, beginning of period	$—	$—	$—	$0.6
Deductions to allowance including recoveries	—	—	—	(0.6)
Balance, end of period	$—	$—	$—	$—

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

7.  Uncertain Tax Positions

As of December 30, 2011, we had $19.1 million of uncertain tax positions, including $4.6 million of interest and penalties. During the six months ended June 29, 2012, there was a decrease of $14.4 million of uncertain tax positions, including interest and penalties of $4.4 million. Included in the $14.4 million is $7.0 million of uncertain tax positions, including interest and penalties of $3.4 million, which affected the effective tax rate.  The decrease is primarily related to a lapse in the statute of limitations and settlements of tax audits and litigation in certain foreign jurisdictions.

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

	Quarter ended		Six months ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Stock-based compensation expense	$2.0	$1.5	$5.3	$4.0

Stock-based compensation expense per diluted share	$0.03	$0.03	$0.09	$0.07

We realized an excess share-based payment deduction resulting from stock options exercised through a reduction in taxes currently payable and related effect on cash flows of $4.0 million for the six months ended June 29, 2012. We were in a net operating loss carry-forward position in the relevant jurisdictions for the six months ended July 1, 2011. Proceeds of $4.5 million and $20.9 million were received from the exercise of stock options for the six months ended June 29, 2012 and July 1, 2011, respectively.

Stock Option Awards

On May 4, 2011, our shareholders approved and ratified the 2011 Omnibus Share Incentive Plan (the “2011 Plan”). The 2011 Plan allows the Company to grant equity-based compensation awards, including stock options, restricted stock awards and restricted stock units. We disclosed the significant terms of the 2011 Plan in our annual financial statements on Form 10-K for the year ended December 30, 2011.

The following table lists the various stock option grants from our 2011 Plan for the six months ended June 29, 2012 and July 1, 2011:

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

Under the Director's Equity Plan, 50% of each award of restricted stock granted will vest on the date on which it is granted. The remaining 50% of each award will vest upon the six-month anniversary of the date on which the recipient ceases to serve as a member of our Board of Directors. The provision in the Director’s Equity Plan that allows directors to retain all of their awards once they cease to serve as a member of our Board of Directors is considered a nonsubstantive service condition in accordance with the guidance provided by the ASC on “Compensation – Stock Compensation”.  Accordingly, it is appropriate to recognize compensation cost immediately for restricted stock awards granted to non-management members of the Board of Directors.

The following table lists the various restricted stock awards and related compensation expense under the Director's Equity Plan for the six months ended June 29, 2012 and July 1, 2011 (U.S. dollars in millions except share and per share data):

Date of Award	Number of Restricted Stock Awarded	Price Per Share	Compensation Expense
January 3, 2012	27,573	$25.39	$0.7
January 3, 2011	27,853	25.14	0.7

Restricted Stock Units

The 2011 Plan includes the ability to award Restricted Stock Units ("RSUs"). Each RSU represents a contingent right to receive one of our ordinary shares. The RSUs are subject to meeting minimum performance criteria set by our Compensation Committee of our Board of Directors. The actual number of shares the recipient receives is determined based on the results achieved versus Company performance goals. Those performance goals are based on exceeding a measure of our earnings in 2012 compared to 2011. Depending on the results achieved, the actual number of shares that an award recipient receives at the end of the period may range from 0% to 100% of the award units granted. Provided such criteria are met, the RSU will vest in three equal annual installments on each of the next three anniversary dates provided that the recipient remains employed with us.

RSUs do not have the voting rights of ordinary shares, and the shares underlying the RSUs are not considered issued and outstanding. However, shares underlying RSUs are included in the calculation of diluted earnings per share to the extent the performance criteria are met. As of June 29, 2012, the performance criteria had not been met and the RSUs were not dilutive.

RSUs are eligible to earn Dividend Equivalent Units ("DEU's") equal to the cash dividend paid to ordinary shareholders. DEUs are subject to the same performance and service conditions as the underlying RSUs and are forfeitable. On March 30, 2012 and June 8, 2012, we awarded 660 and 646 DEUs with a grant date price of $22.84 and $23.45 per share, respectively.

We expense the fair market value of RSUs, as determined on the date of grant, ratably over the three year vesting period provided the performance condition is probable of attaining. We recognized $0.3 million and $0.6 million of compensation expense related to RSUs for the quarter and six months ended June 29, 2012. There was no compensation expense recognized related to RSU's during the quarter and six months ended July 1, 2011.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

9.  Inventories

Inventories consisted of the following (U.S. dollars in millions):

	June 29, 2012	December 30, 2011
Finished goods	$134.5	$149.1
Raw materials and packaging supplies	129.1	142.9
Growing crops	128.8	136.9
Total inventories	$392.4	$428.9

10.  Long-Term Debt and Capital Lease Obligations

The following is a summary of long-term debt and capital lease obligations (U.S. dollars in millions):

	June 29, 2012	December 30, 2011
Senior secured revolving credit facility (see Credit Facility below)	$37.0	$209.8
Various other notes payable	3.7	4.4
Capital lease obligations	0.8	1.3
Total long-term debt and capital lease obligations	41.5	215.5
Less: Current portion	(41.0)	(2.2)
Long-term debt and capital lease obligations	$0.5	$213.3

Credit Facility

On July 17, 2009, we entered into a senior-secured revolving credit facility (the “Credit Facility”) with Rabobank Nederland, New York Branch, as administrative agent and lead arranger. The following is a summary of the material terms of the Credit Facility and other working capital facilities (U.S. dollars in millions):

	Term	Maturity Date	Interest Rate at June 29, 2012	Borrowing Limit	Available Borrowings
Credit Facility	3.5 years	January 17, 2013	1.99%	$300.0	$250.8
Other working capital facilities	Varies	Varies	Varies	23.1	22.3
				$323.1	$273.1

On July 25, 2012, we voluntarily lowered the borrowing capacity under the Credit Facility from $300 million to $150 million in order to reduce our unused commitment fee.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

10.  Long-Term Debt and Capital Lease Obligations (continued)

The Credit Facility includes a swing line facility and a letter of credit facility with a $100 million sub-limit. Borrowings under the Credit Facility bear interest at a spread over the London Interbank Offer Rate (“LIBOR”) that varies with our leverage ratio. The Credit Facility is collateralized directly or indirectly by substantially all of our assets and is guaranteed by certain of our subsidiaries. On March 28, 2011, we amended the Credit Facility by lowering applicable margins over LIBOR or base rate borrowings that vary with our leverage ratio. The Credit Facility has been classified as current in 2012 due to its maturity date. We plan to refinance the Credit Facility in 2012. There are no assurances that increased volatility and uncertainty in the global capital markets will not impair our ability to access these markets on terms that are favorable to us.

The Credit Facility requires us to be in compliance with financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers. As of June 29, 2012, we were in compliance with all of the covenants contained in the Credit Facility. The Credit Facility permits borrowings under the revolving commitment with an interest rate determined based on our leverage ratio and spread over LIBOR. In addition, we pay a fee on unused commitments.

At June 29, 2012, we applied $12.2 million to the letter of credit facility, comprised primarily of certain contingent obligations and other governmental agency guarantees combined with guarantees for purchases of raw materials and equipment. The letter of credit facility includes $1.0 million relating to a debt guarantee for a VIE. We also had $8.5 million in other letters of credit and bank guarantees not included in the letter of credit facility. Refer to Note 5, “Variable Interest Entities”, for further discussion of VIEs.

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

On November 15, 1999, one of our subsidiaries was served in two actions entitled Godoy Rodriguez, et al. v. AMVAC Chemical Corp., et al. and Martinez Puerto, et al. v. AMVAC Chemical Corp., et al., in the 29th Judicial District Court for the Parish of St. Charles, Louisiana.  At this time, it is not known how many of the approximately 315 remaining Godoy Rodriguez and Martinez Puerto plaintiffs are making claims against our subsidiary. On May 25, 2012, a co-defendant moved for summary judgment to dismiss the actions on grounds of limitations. Our subsidiary expects to file a joinder in that motion for summary judgment. The hearing on the motion is scheduled for August 27, 2012.

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

At the May 4, 2012 status conference, the plaintiffs stated that they will be seeking to pursue their claims in California rather than dismiss the litigation in favor of pursuit of claims in Costa Rica. The court is scheduled to hold another status conference on July 31, 2012.

On July 13, 2011, one of our subsidiaries was served with multiple complaints filed in the United States District Court for the Eastern District of Louisiana on behalf of 121 Panamanian residents, 72 Costa Rican residents and 68 Ecuadorian residents who claim injury from DBCP exposure.  We and our subsidiaries have never owned, managed or otherwise been involved with any banana growing operations in Panama and were not involved with any banana growing operations in Ecuador during the period when DBCP was in use. On January 4, 2012, plaintiffs filed a third amended complaint. On February17, 2012, our subsidiary filed its answer to the third amended complaint. On April 6, 2012, our subsidiary joined in a motion for summary judgment on grounds of limitations. The hearing on the motion is scheduled for August 1, 2012.

In February 2011, a group of former banana cooperative workers from the Philippines filed a complaint in the Philippines against two of our subsidiaries claiming injury from exposure to DBCP. The trial court dismissed the complaint against our subsidiaries on October 3, 2011. In August 2011, approximately 2,500 banana workers from the Philippines filed a complaint in the Superior Court of the State of California for the County of Los Angeles, captioned Macasa, et al. v. Dole Food Co. Inc., et al., against one of our subsidiaries again claiming injury from DBCP exposure. On February 6, 2012, plaintiffs filed an amended complaint adding approximately 500 more claimants to the action. Based upon an initial review, it appears that all of the plaintiffs in this action were claimants in a prior DBCP action in the Philippines that was dismissed in 2002 and that the claims of such plaintiffs are prone to being barred by limitations. A motion to dismiss on limitations grounds was filed on April 24, 2012 and joined in by our subsidiary. The motion is scheduled to be heard on July 31, 2012.

On July 11, 2012, one of our subsidiaries was served with a complaint filed in the Superior Court of the State of Delaware in and for the County of New Castle, captioned Chaverri, et al. v. Dole Food Co. Inc., et al., on behalf of 30 Panamanian, Costa Rican, and Ecuadorean plaintiffs. We and our subsidiaries have never owned, managed or otherwise been involved with any banana growing operations in Panama and were not involved with any banana growing operations in Ecuador during the period when DBCP was in use. Based upon an initial review, it appears that the complaint is duplicative of the complaints filed in the United States District Court for the Eastern District of Louisiana and served on one of our subsidiaries on July 13, 2011. On June 21, 2012 a co-defendant appeared and moved to dismiss the complaint on the grounds that each of the plaintiffs has a first-filed claim pending in the United States District Court for the Eastern District of Louisiana. Our subsidiary has been granted an indefinite extension of time to respond to the complaint pending the court's decision on whether to hear the action or dismiss it in favor of the earlier filed Louisiana actions.

On May 31 and June 1, 2012, one of our subsidiaries was named, but has not yet been served, in eight actions filed in the United States District Court for the District of Delaware on behalf of 2,930 plaintiffs alleging exposure to DBCP on or near banana farms in Costa Rica, Ecuador, Panama, and Guatemala. We and our subsidiaries have never owned, managed or otherwise been involved with any banana growing operations in Panama and were not involved with any banana growing operations in Ecuador during the period when DBCP was in use. The 2,930 plaintiffs include 230 plaintiffs who have cases currently pending in the United States District Court for the Eastern District of Louisiana. On June 20, 2012, a co-defendant appeared and moved to dismiss the claims of the 230 plaintiffs on the grounds that they have first-filed claims pending in the United States District Court for the Eastern District of Louisiana.

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

The European Commission did, however, find that Internationale Fruchtimport Gesellschaft Weichert & Co KG (“Weichert”), an entity in which one of our subsidiaries formerly held an indirect 80% noncontrolling interest, infringed EU competition rules and imposed upon it a €14.7 million ($18.6 million using exchange rates as of June 29, 2012) fine. The European Commission has asserted that we controlled Weichert during the period by virtue of our subsidiary’s former, indirect noncontrolling interest and has therefore held that we are jointly and severally liable for Weichert’s payment of the fine.

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

The undiscounted estimates are between $14.8 million and $28.7 million. The undiscounted estimate on which our accrual is based totals $21.9 million and is discounted using a 5.0% rate. As of June 29, 2012, there is $15.5 million included in other noncurrent liabilities and $1.7 million included in accounts payable and accrued expenses in the Consolidated Balance Sheets for the Kunia Well Site clean-up, which we expect to expend in 2012. We expect to expend approximately $1.0 million in cash per year for the following four years. Certain portions of the EPA’s estimates have been discounted using a 5.0% interest rate.

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

Additional Information

At this time, management is not able to evaluate the likelihood of a favorable or unfavorable outcome in any of the above-described matters. Accordingly, management is not able to estimate the range or amount of loss, if any, from any of the above-described matters and no accruals or expenses have been recorded for these matters as of June 29, 2012, except as related to the Kunia Well Site.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

12.  Earnings Per Share

Basic and diluted net income per ordinary share is calculated as follows (U.S. dollars in millions, except share and per share data):

	Quarter ended		Six months ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Numerator:
Net income attributable to Fresh Del Monte Produce Inc.	$57.2	$35.2	$119.7	$90.4

Denominator:
Weighted average number of ordinary shares - Basic	57,905,312	59,562,202	57,856,208	59,202,865
Effect of dilutive securities - employee stock options	90,021	325,727	91,849	376,385
Weighted average number of ordinary shares - Diluted	57,995,333	59,887,929	57,948,057	59,579,250

Net income per ordinary share attributable to
Fresh Del Monte Produce Inc.:
Basic	$0.99	$0.59	$2.07	$1.53
Diluted	$0.99	$0.59	$2.07	$1.52

Refer to Note 17, “Shareholders’ Equity”, for disclosures related to the stock repurchase program and retired shares.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

13.  Retirement and Other Employee Benefits

The following table sets forth the net periodic benefit costs of our pension plans and post-retirement plans (U.S. dollars in millions):

	Quarter ended		Six months ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Service cost	$1.0	$0.9	$2.1	$1.8
Interest cost	1.5	1.7	3.1	3.5
Expected return on assets	(0.8)	(0.9)	(1.7)	(1.9)
Amortization of net actuarial loss	0.4	0.3	0.7	0.7
Net periodic benefit costs	$2.1	$2.0	$4.2	$4.1

We funded our U.S. based non-contributory defined benefit pension plan by an additional $0.8 million and $1.2 million during the six months ended June 29, 2012 and July 1, 2011. The funding was actuarially determined based on U.S. funding regulations.

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

We evaluate performance based on several factors, of which net sales and gross profit by product are the primary financial measures (U.S. dollars in millions):

	Quarter ended
	June 29, 2012		July 1, 2011
	Net Sales	Gross Profit	Net Sales	Gross Profit
Banana	$424.9	$37.5	$466.0	$40.7
Other fresh produce	453.8	65.9	476.6	44.6
Prepared food	78.9	13.0	97.1	17.6
Totals	$957.6	$116.4	$1,039.7	$102.9

	Six months ended
	June 29, 2012		July 1, 2011
	Net Sales	Gross Profit	Net Sales	Gross Profit
Banana	$822.4	$76.4	$893.5	$92.2
Other fresh produce	874.9	126.1	929.2	99.7
Prepared food	158.2	26.3	191.0	33.8
Totals	$1,855.5	$228.8	$2,013.7	$225.7

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

Foreign Currency Hedges

We are exposed to fluctuations in currency exchange rates against the U.S. dollar on our results of operations and financial condition and we mitigate that exposure by entering into foreign currency forward contracts.  Certain of our subsidiaries periodically enter into foreign currency forward contracts in order to hedge portions of forecasted sales or cost of sales denominated in foreign currencies, which generally expire within one year. Our foreign currency hedges were entered into to hedge our 2012 foreign currency exposure.

The foreign currency forward contracts qualifying as cash flow hedges were designated as single-purpose cash flow hedges of forecasted cash flows.  Based on our formal assessment of hedge effectiveness of our qualifying foreign currency forward contracts, we determined that the impact of hedge ineffectiveness was de minimis for the quarters ended June 29, 2012 and July 1, 2011, respectively.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

15.  Derivative Financial Instruments (continued)

Certain of our derivative instruments contain provisions that require the current credit relationship between the Company and its counterparty to be maintained throughout the term of the derivative instruments.  If that credit relationship changes, certain provisions could be triggered, and the counterparty could request immediate collateralization of derivative instruments in net liability position above a certain threshold.  The aggregate fair value of all derivative instruments with a credit-risk-related contingent feature that are in a liability position on June 29, 2012 is $5.6 million.  As of June 29, 2012, no triggering event has occurred and thus we are not required to post collateral.  If the credit-risk-related contingent features underlying these agreements were triggered on June 29, 2012, we would not be required to post collateral to our counterparty because the collateralization threshold has not been met.

We had the following outstanding foreign currency forward and bunker fuel swap contracts as of June 29, 2012:

Foreign Currency Contracts Qualifying as Cash Flow Hedges:	Notional Amount			Bunker Fuel Swap Contracts Qualifying as Cash Flow Hedges:	Notional Amount
Euro		€70.1	million	3% U.S. Gulf Coast	79,011	barrels
British pound		£3.6	million	3.5% Rotterdam Barge	12,218	metric tons
Japanese yen	JPY	4,749.1	million	Singapore 380	1,870	metric tons
Costa Rican colon	CRC	12,539.9	million
Chilean peso	CLP	1,883.8	million
Brazilian real	BRL	8.0	million
Kenya shilling	KES	729.0	million

The following table reflects the fair values of derivative instruments , all of which are designated as Level 2 of the fair value hierarchy, as of June 29, 2012 and December 30, 2011 (U.S. dollars in millions):

Derivatives Designated as Hedging Instruments (1)
	Foreign exchange contracts		Bunker fuel swap agreements
Balance Sheet Location:	June 29, 2012 (2)	December 30, 2011	June 29, 2012
Asset derivatives:
Prepaid expenses and other current assets	$12.7	$22.3	$—
Total asset derivatives	$12.7	$22.3	$—

Liability derivatives:
Accounts payable and accrued expenses	$4.7	$14.8	$1.7
Total liability derivatives	$4.7	$14.8	$1.7

(1) See Note 16, "Fair Value Measurements", for fair value disclosures.
(2) We expect that $6.6 million of the net fair value of hedges recognized as a net gain in accumulated other comprehensive income ("AOCI") will be transferred to earnings during the next 12 months.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

15.  Derivative Financial Instruments (continued)

The following table reflects the effect of derivative instruments on the Consolidated Statements of Income for the quarters and six months ended June 29, 2012 and July 1, 2011, respectively (U.S. dollars in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Quarter ended			Quarter ended
	June 29, 2012	July 1, 2011		June 29, 2012	July 1, 2011
Foreign exchange contracts	$—	$(6.2)	Net sales	$4.3	$(9.3)
Foreign exchange contracts	(0.4)	1.4	Cost of products sold	0.8	0.3
Bunker fuel swap agreements (1)	(3.5)	—	Cost of products sold	0.2	—
Total	$(3.9)	$(4.8)		$5.3	$(9.0)

	Six months ended			Six months ended
	June 29, 2012	July 1, 2011		June 29, 2012	July 1, 2011
Foreign exchange contracts	$0.1	$(4.5)	Net sales	$7.7	$(12.2)
Foreign exchange contracts	0.5	0.9	Cost of products sold	2.0	0.4
Bunker fuel swap agreements (1)	(1.7)	—	Cost of products sold	0.2	—
Total	$(1.1)	$(3.6)		$9.9	$(11.8)

(1) The bunker fuel swap agreements had an ineffective portion of $0.1 million for the six months ended June 29, 2012. There was no ineffective portion for the quarter ended June 29, 2012.

16.  Fair Value Measurements

We measure fair value for financial instruments, such as derivatives and equity securities, on an ongoing basis.  We measure fair value for non-financial assets when a valuation is necessary, such as for impairment of long-lived and indefinite-lived assets when indicators of impairment exist.  Fair value is measured in accordance with the ASC on “Fair Value Measurements and Disclosures”.  The ASC on “Fair Value Measurements and Disclosures” defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value.

Derivative Instruments

We may choose to mitigate the risk of fluctuations in currency exchange rates and bunker fuel prices on our results of operations and financial condition by entering into foreign currency cash flow hedges and bunker fuel hedges, respectively.  We account for the fair value of the related forward contracts as either an asset in other current assets or a liability in accrued expenses.  We use an income approach to value our outstanding foreign currency and bunker fuel cash flow hedges.  An income approach consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts using current market information as of the measurement date such as foreign currency and bunker fuel spot and forward rates.  Additionally, we built an element of default risk based on observable inputs into the fair value calculation. Due to the fact that inputs to fair value these derivative instruments can be observed, these derivatives are classified as Level 2.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

16.  Fair Value Measurements (continued)

Equity Securities

During the quarter ended June 29, 2012, we purchased equity securities for $11.0 million The fair value of these equity securities is $10.3 million as of June 29, 2012. These equity securities are classified as available-for-sale and are stated at fair value with the unrealized gains and losses reported in other comprehensive income. During the quarter ended June 29, 2012, we recorded an unrealized loss of $0.7 million in other comprehensive income. We have the intent and ability to hold these securities until they recover in value and as such the unrealized loss is not other than temporary. These equity securities are publicly traded within an active market. These available-for-sale investments, which are included in prepaid expenses and other current assets on our Consolidated Balance Sheets, are valued using quoted active market prices for identical assets and are classified as Level 1.

The following table provides a summary of the fair values of assets and liabilities measured on a recurring basis under the ASC on “Fair Value Measurements and Disclosures” (U.S. dollars in millions):

	Fair Value Measurements
	Foreign currency forward contracts, net asset (liability)		Bunker fuel swap agreements, net asset (liability)		Equity securities
	June 29, 2012	December 30, 2011	June 29, 2012	December 30, 2011	June 29, 2012	December 30, 2011
Quoted Prices in Active Markets for Identical Assets (Level 1)	$—	$—	$—	$—	$10.3	$—

Significant Observable Inputs (Level 2)	8.0	7.5	(1.7)	—	—	—

Significant Unobservable Inputs (Level 3)	—	—	—	—	—	—

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

Accounts payable and other current liabilities: The carrying value reported in the Consolidated Balance Sheets for these items approximates their fair value, which is the likely amount for which the liability with short settlement periods would be transferred to a market participant with a similar credit standing to ours.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

16.  Fair Value Measurements (continued)

Fair Value of Non-Financial Assets

The fair value of the banana and prepared food reporting unit’s goodwill and prepared food trademarks are highly sensitive to differences between the estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets.  Lower tomato sales volumes and per unit sales prices as a result of decreased customer demand in North America has caused the tomato and vegetable reporting unit's goodwill to also be highly sensitive to cash flow estimates and discount rates. If we are unable to recover the tomato pricing and volumes in North America the tomato and vegetable reporting unit's goodwill may be at risk for impairment.

The following table highlights the sensitivity of the tomato and vegetable goodwill at risk as of June 29, 2012 (U.S. dollars in millions):

Tomato and Vegetable Reporting Unit Goodwill Sensitivity
Carrying Value	$66.1

Approximate percentage by which the fair value exceeds the carrying value	5%

Amount that a one percentage point increase in the discount rate and a 5% decrease in cash flows would cause the carrying value to exceed the fair value and trigger a fair valuation	$11.2

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

The following is a tabular presentation of the non-recurring fair value measurement along with the level within the fair value hierarchy in which the fair value measurement in its entirety falls (U.S. dollars in millions):

	2012 Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
United Kingdom under-utilized distribution center	$4.4	$—	$4.4	$—
	$4.4	$—	$4.4	$—

In the first quarter of 2012, we recognized $1.8 million in impairment charges related to an under-performing banana ripening facility in the United Kingdom. The carrying value of the assets were $6.2 million and was written down to $4.4 million. These assets related predominantly to building and machinery and equipment included in property, plant and equipment, net on our Consolidated Balance Sheets. We estimated the fair value of the underlying assets by using the market approach. We used observable inputs based on market participant information, as such, we classify the fair value of these banana ripening assets within Level 2.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

16.  Fair Value Measurements (continued)

The following is a tabular presentation of the non-recurring fair value measurement along with the level within the fair value hierarchy in which the fair value measurement in its entirety falls (U.S. dollars in millions):

	2011 Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Central American melon assets	$2.8	$—	$—	$2.8
	$2.8	$—	$—	$2.8

In the second quarter of 2011, we recognized $7.7 million in impairment charges related to the melon program rationalization. The carrying value of these assets was $10.5 million including $7.2 million in property, plant and equipment consisting primarily of buildings and machinery and equipment and $3.3 million of melon goodwill. Property, plant and equipment were written down to a fair value of $2.8 million. We estimated the fair value of these assets using the income based approach considering the cash flows that would be obtained as a result of the production and distribution of melons in areas of continued production. The income based approach utilizes unobservable inputs. Due to the use of unobservable inputs, we classify the fair value of these growing areas within Level 3.

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

17.  Shareholders’ Equity

Our shareholders have authorized 50,000,000 preferred shares, $0.01 par value, of which none are issued or outstanding. Our shareholders have authorized 200,000,000 ordinary shares of common stock, $0.01 par value, of which 58,001,277 are issued and outstanding at June 29, 2012, respectively.

Ordinary share activity for the quarters ended June 29, 2012 and July 1, 2011 is summarized as follows:

	Six months ended
	June 29, 2012	July 1, 2011
Ordinary shares issued/ (retired) as a result of:
Stock option exercises	209,250	1,081,252
Restricted stock grants	27,573	27,853

On July 31, 2009, our Board of Directors approved a three-year stock repurchase program of up to $150 million of our Ordinary Shares. On May 5, 2010, our Board of Directors approved an additional three-year stock repurchase program of up to $150 million of our ordinary shares. We have repurchased $158 million, or 7,214,337 ordinary shares, under the aforementioned $300.0 million repurchase programs. We have retired all of the 7,214,337 ordinary shares. We have a maximum dollar amount value of $142.0 million of shares that may yet be purchased under the stock repurchase program. During the quarter and six months ended June 29, 2012, no repurchases were made under the aforementioned plans.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

17.  Shareholders’ Equity (continued)

The following is a summary of the dividends declared per share for the six months ended June 29, 2012 and July 1, 2011:

Six months ended		Six months ended
June 29, 2012		July 1, 2011
Dividend Declared Date	Cash Dividend Declared, per Ordinary Share	Dividend Declared Date	Cash Dividend Declared, per Ordinary Share
May 2, 2012	$0.10	May 4, 2011	$0.05
February 29, 2012	$0.10	March 3, 2011	$0.05

On August 3, 2011, our Board of Directors increased the interim cash dividend from $0.05 to $0.10 per ordinary share.
We paid $11.6 million and $5.9 million in dividends for the six months ended June 29, 2012 and July 1, 2011, respectively.

18.  Subsequent Event

On July 28th and 29th, 2012, we experienced flooding in our Costa Rica banana operations. At this time, we are not able to determine the effect on our financial condition or results of operations due to this event.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $193.9 million for the first six months of 2012 as compared with $243.6 million for the first six months of 2011, a decrease of $49.7 million.  The decrease in cash provided by operating activities was principally attributable to changes in operating assets and liabilities, principally higher levels of finished goods inventory and lower levels of accounts payable and accrued expenses as compared to June of the prior year, partially offset by higher net income.

Working capital was $446.4 million at June 29, 2012 compared with $522.2 million at December 30, 2011, a decrease of $75.8 million. This decrease in working capital is principally attributable to the classification of the outstanding amount of the Credit Facility of $37.0 million that as of June 29, 2012 is classified as current portion of long-term debt due to its January 17, 2013 maturity date combined with lower inventory balances and higher income taxes and other taxes payable, partially offset by higher balances in trade accounts receivable as a result of seasonal variations.

Net cash used in investing activities for the first six months of 2012 was $38.9 million compared with $41.3 million for the first six months of 2011. Net cash used in investing activities for the first six months of 2012 consisted of capital expenditures of $34.1 million and purchases of available-for-sale investments of $11.0 million, partially offset by proceeds from sales of property, plant and equipment of $6.0 million and proceeds from sale of unconsolidated subsidiary of $0.2 million.  Capital expenditures for the first six months of 2012 were primarily for expansion and improvements of production facilities in Saudi Arabia and Kenya related to the prepared food segment and in Costa Rica and Guatemala related to the other fresh produce and banana segments.  Capital expenditures for the first six months of 2012 also included improvements of distribution facilities in North America and Costa Rica principally related to the banana segment and additional transportation equipment in North America. The purchases of available-for-sale investments consisted of purchases of publicly traded equity securities which we plan to hold as investments. Proceeds from sales of property, plant and equipment for the first six months of 2012 consisted primarily of the sale of surplus land in Guatemala and the sale of a refrigerated vessel and other surplus equipment.

Net cash used in investing activities for the first six months of 2011 consisted of capital expenditures of $42.4 million, partially offset by proceeds from sales of property, plant and equipment of $1.1 million. Capital expenditures for the first six months of 2011 were primarily for improvements and expansion of production facilities in Jordan, Kenya and Greece related to the prepared food segment and Costa Rica, Guatemala and the Middle East related to the other fresh produce segment. Capital expenditures for the first six months of 2011 also included improvements of distribution facilities in North America and production facilities in Guatemala principally related to the banana segment. Proceeds from sale of property, plant and equipment for the first six months of 2011 consisted primarily of the sale of surplus equipment.

Net cash used in financing activities for the first six months of 2012 was $171.1 million compared with $196.4 million for the first six months of 2011. Net cash used in financing activities for the first six months of 2012 consisted of net repayments on long-term debt of $173.0 million and $11.6 million of dividends paid, partially offset by contributions from noncontrolling interests, net of $5.0 million and proceeds from stock options exercised of $4.5 million.

Net cash used in financing activities for the first six months of 2011 consisted of net repayments on long-term debt of $208.3 million, $5.9 of dividends paid and $3.1 million of distributions to noncontrolling interests, partially offset by $20.9 million of proceeds from options exercised.

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

The Credit Facility is collateralized directly or indirectly by substantially all of our assets and is guaranteed by certain of our subsidiaries. At June 29, 2012, we had $37.0 million outstanding under the Credit Facility bearing interest at a per annum rate of 1.99%.  In addition, we pay a fee on unused commitments.

The Credit Facility requires us to be in compliance with financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers.  As of June 29, 2012, we were in compliance with all of the financial and other covenants contained in the Credit Facility.

The Credit Facility expires on January 17, 2013 and represents our principal method of supplementing operating cash flows for our working capital and other liquidity requirements. We plan to refinance our Credit Facility during 2012. Our expectation is based on our history of earnings and positive cash flows along with our long-standing relationships with our current bank group and our credit rating. We expect that our interest rates will remain relatively flat or increase slightly from the current levels. In addition to the renewal of our current bank debt corporate loan, our capital market options include, among others, asset based loans, high-yield bonds and receivables-based credit facilities. We believe that our operating cash flows, together with our ability to renew the Credit Facility and obtain other available financing, will be adequate to meet our operating, investing and financing needs in the foreseeable future. There are no assurances that increased volatility and uncertainty in the global capital markets will not impair our ability to access these markets on terms that are favorable to us.

At June 29, 2012, we had $273.1 million available under committed working capital facilities, primarily under the Credit Facility.  At June 29, 2012, we applied $12.2 million to the letter of credit facility, comprised primarily of certain contingent obligations and other governmental agencies and purchases of equipment guarantees.  We also had $8.5 million in other letters of credit and bank guarantees not included in the letter of credit facility.

As of June 29, 2012, we had $41.5 million of long-term debt and capital lease obligations, including the current portion, consisting of $37.0 million outstanding under the Credit Facility, $0.8 million of capital lease obligations and $3.7 million of other long-term debt and notes payable.

Based on our operating plan, combined with our borrowing capacity under our Credit Facility, we believe we will have sufficient resources to meet our cash obligations in the foreseeable future.

As of June 29, 2012, we had cash and cash equivalents of $32.0 million.

As a result of the closure of distribution centers in the United Kingdom, we paid approximately $1.5 million in contractual obligations during the first six months of 2012. We expect to make additional payments of approximately $4.2 million principally related to the previously announced closure of our Hawaii pineapple operations and the closure of certain facilities in the United Kingdom.   In addition, during the first six months of 2012, we paid $2.1 million as a result of an unfavorable outcome to litigation regarding a tax position in a foreign jurisdiction.  These cash outlays will be funded from operating cash flows and available borrowings under our credit facilities.

The fair value of our derivatives changed from a net asset of $7.5 million as of December 30, 2011, to a net asset of $6.3 million as of June 29, 2012 related to our foreign currency cash flow and bunker fuel swap hedges.  For foreign currency hedges, these fluctuations are primarily related to a stronger U.S. dollar relative to the euro offset by the weaker U.S. dollar relative to the Japanese yen when compared to the contracted exchange rates. We also entered into Bunker Fuel Swap agreements during the first six months of 2012 that are in a net liability position of $1.7 million. We expect that $6.6 million will be transferred to earnings during the next 12 months, along with the earnings effect of the related forecasted transactions.

Recent Development
On July 25, 2012, we voluntarily lowered the borrowing capacity under the Credit Facility from $300 million to $150 million in order to reduce our unused commitment fee.
On July 28th and 29th, 2012, we experienced flooding in our Costa Rica banana operations. At this time, we are not able to determine the effect on our financial condition or results of operations due to this event.

Results of Operations

The following tables present for each of the periods indicated (i) net sales by geographic region and (ii) net sales and gross profit by product category, and in each case, the percentage of the total represented thereby (U.S. dollars in millions, except percent data):

Net sales by geographic region:

	Quarter ended				Six months ended
	June 29, 2012		July 1, 2011		June 29, 2012		July 1, 2011
North America	$504.7	53%	$514.0	50%	$993.7	54%	$1,030.7	51%
Europe	195.4	20%	258.1	25%	400.5	21%	492.1	25%
Asia	138.2	14%	138.4	13%	241.6	13%	247.6	12%
Middle East	100.7	11%	115.5	11%	181.8	10%	210.1	10%
Other	18.6	2%	13.7	1%	37.9	2%	33.2	2%
Total	$957.6	100%	$1,039.7	100%	$1,855.5	100%	$2,013.7	100%

Product net sales and gross profit:

	Quarter ended
	June 29, 2012				July 1, 2011
	Net Sales		Gross Profit		Net Sales		Gross Profit
Banana	$424.9	45%	$37.5	32%	$466.0	45%	$40.7	40%
Other fresh produce	453.8	47%	65.9	57%	476.6	46%	44.6	43%
Prepared food	78.9	8%	13.0	11%	97.1	9%	17.6	17%
Totals	$957.6	100%	$116.4	100%	$1,039.7	100%	$102.9	100%

	Six months ended
	6/29/2012				7/1/2011
	Net Sales		Gross Profit		Net Sales		Gross Profit
Banana	$822.4	44%	$76.4	33%	$893.5	44%	$92.2	41%
Other fresh produce	874.9	47%	126.1	55%	929.2	46%	99.7	44%
Prepared food	158.2	9%	26.3	12%	191.0	10%	33.8	15%
Totals	$1,855.5	100%	$228.8	100%	$2,013.7	100%	$225.7	100%

Second Quarter 2012 Compared with Second Quarter 2011

Net Sales. Net sales for the second quarter of 2012 were $957.6 million compared with $1,039.7 million for the second quarter of 2011.  The decrease in net sales of $82.1 million was attributable to lower net sales of bananas, other fresh produce and prepared food.

•
Net sales of bananas decreased by $41.1 million principally due to lower sales volume in Europe and the Middle East, and lower per unit sales prices in North America and Asia. Worldwide banana sales volume decreased 5% and per unit sales prices decreased 4%.

◦
Europe banana net sales decreased primarily due to lower sales volumes in Germany and the United Kingdom as a result of our decision not to enter into unprofitable banana sales contracts with certain large retailers, partially offset by net sales increases in Southern Europe and higher per unit sales prices.

◦
Middle East banana net sales decreased principally due to lower sales volumes that resulted from reduced shipments from Central America into secondary Middle East markets combined with lower purchases from independent growers in the Philippines, partially offset by higher per unit sales prices.

◦
North America banana net sales decreased principally due to lower per unit sales prices partially offset by higher sales volumes. The lower per unit sales prices in North America were primarily due to the absence of a per box surcharge that was implemented in the latter part of first quarter of 2011 as a result of industry shortages. Sales volumes increased primarily as a result of higher production volumes in Costa Rica.

◦	Asia banana net sales decreased principally due to lower per unit sales prices that resulted from increased industry supplies.

•
Net sales in the other fresh produce segment decreased $22.8 million principally as a result of lower net sales of pineapples, tomatoes, melons and non-tropical fruit, partially offset by higher net sales of fresh-cut products.

◦
Net sales of pineapples decreased principally as a result of lower sales volume in Europe, the Middle East and Asia as a result of reduced production from our Costa Rican and Philippines operations. Per unit sales prices were higher in all regions principally due to improved customer demand.

◦	Net sales of tomatoes decreased principally due to lower sales volumes and per unit sales prices as a result of decreased customer demand and program rationalization.

◦
Net sales of melons decreased principally as a result of lower sales volume due to planned rationalization of melon operations, partially offset by higher per unit sales prices that resulted from improved market conditions in North America.

◦
Net sales of non-tropical fruit decreased principally due to lower sales volumes of apples in Europe and South America, citrus in the Middle East and other deciduous fruit in South America as a result of lower supplies. Partially offsetting these decreases in net sales of non-tropical fruit were higher per unit sales prices and sales volumes of grapes in Europe and higher sales volumes of grapes in Asia due to favorable market conditions.

◦
Net sales of fresh-cut products increased primarily due to higher per unit sales prices and sales volume in North America and the Middle East that resulted from an expanded customer base and improved demand for our products in North America combined with expansion in new markets in the Middle East. Partially offsetting these increases in net sales of fresh-cut products were lower sales volumes in Europe that resulted from our planned closure of a fresh-cut prepared salad facility in the United Kingdom.

•
Net sales in the prepared food segment decreased $18.2 million principally due to lower net sales of pineapple products in Europe as a result of reduced sales volumes of canned pineapple due to lower yields, combined with lower pricing for industrial products which resulted from higher industry supplies. Also contributing to the decrease in net sales of prepared food was lower net sales of canned deciduous products primarily as a result of lower customer demand.

Cost of Products Sold.  Cost of products sold was $841.2 million for the second quarter of 2012 compared with $936.8 million for the second quarter of 2011, a decrease of $95.6 million.  This decrease in cost of products sold was primarily attributable to lower sales volumes of bananas and other fresh produce combined with lower ocean freight costs as a result of lower fuel cost and improved vessel utilization.

Gross Profit. Gross profit was $116.4 million for the second quarter of 2012 compared with $102.9 million for the second quarter of 2011, an increase of $13.5 million.  The increase in gross profit was primarily attributable to higher gross profit on other fresh produce, partially offset by lower gross profit on prepared food and bananas.

•	Gross profit in the other fresh produce segment increased $21.3 million principally due to higher gross profit on pineapples, melons and fresh-cut products.

◦
Gross profit on pineapples increased principally due to higher per unit sales prices in all regions as a result of favorable market conditions combined with lower ocean freight costs principally due to lower fuel costs and improved vessel utilization. Worldwide per unit sales prices increased 14% and per unit cost increased 3%.

◦	Gross profit on melons increased principally due to higher per unit selling prices as a result of improved market conditions in North America.

◦	Gross profit on fresh-cut products increased principally due to improved pricing in Europe, the Middle East and North America, partially offset by higher fruit procurement costs.

•
Gross profit in the prepared food segment decreased by $4.6 million principally as a result of reduced sales volumes of canned pineapples as a result of lower yields and lower selling prices for industrial products which resulted from higher industry supplies. Partially offsetting these decreases were higher gross profit on deciduous canned products due to improved pricing and lower per unit costs principally as a result of operational improvements.

•
Gross profit in the banana segment decreased $3.2 million primarily due to lower per unit sales prices in North America and Asia. Partially offsetting these decreases in gross profit were lower ocean freight costs as a result of lower fuel cost and improved vessel utilization and lower fruit costs principally due to improved yields. Worldwide per unit sales prices decreased 4% and per unit cost decreased 4%.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $2.8 million from $48.4 million in the second quarter of 2011 to $45.6 million for the second quarter of 2012.  The decrease was principally due to lower legal expenses.

Loss or (Gain) on Disposal of Property, Plant and Equipment. The gain on disposal of property, plant and equipment of $0.7 million during the second quarter of 2011 was principally related to the sale of surplus equipment.

Asset Impairment and Other Charges, Net. Asset impairment and other charges, net were $1.0 million during the second quarter of 2012 as compared with $10.3 million during the second quarter of 2011. During the second quarter of 2012, we recorded $1.0 million in termination benefits related to an under-performing fresh-cut facility in the United Kingdom. During the second quarter of 2011, we recorded $4.9 million in asset impairments and contract termination charges and a $3.3 million goodwill impairment charge as a result of our Central American melon program rationalization and we also recorded $1.1 million in other charges related to legal costs in Hawaii. These charges were related to the other fresh produce segment. In addition, during the second quarter of 2011, we recorded $1.0 million in asset impairments and other charges related to our banana segment in Costa Rica and the Philippines as a result of abandoned low-production areas.

Operating Income.  Operating income for the second quarter of 2012 increased by $24.9 million from $44.9 million in the second quarter of 2011 to $69.8 million for the second quarter of 2012.  The increase in operating income was primarily due to higher gross profit combined with lower selling, general and administrative expenses and lower asset impairment and other charges.

Interest Expense.  Interest expense was $0.9 million for the second quarter of 2012 as compared with $1.5 million for the second quarter of 2011, a decrease of $0.6 million.  This decrease was principally due to lower average debt balances.

Other Expense, Net.  Other expense, net was $3.1 million for the second quarter of 2012 as compared with $0.4 million for the second quarter of 2011.  The increase in other expense of $2.7 million was principally attributable to foreign exchange losses recorded during the second quarter of 2012 as compared with a slight foreign exchange gain in the second quarter of 2011.

Provision for Income Taxes. Provision for income taxes was $7.4 million for the second quarter of 2012 as compared with $6.4 million for the second quarter of 2011. The increase in the provision for income taxes of $1.0 million is primarily due to increased earnings in certain higher tax jurisdictions during the second quarter of 2012.

First Six Months of 2012 Compared with First Six Months of 2011

Net Sales. Net sales for the first six months of 2012 were $1,855.5 million compared with $2,013.7 million for the first six months of 2011. The decrease in net sales of $158.2 million was attributable to lower net sales of bananas, other fresh produce and prepared food.

•
Net sales of bananas decreased by $71.1 million principally due to lower sales volume in Europe, the Middle East and Asia combined with lower per unit sales prices in North America. Worldwide banana sales volume decreased by 5% and per unit sales prices decreased 3%.

◦
Europe banana net sales decreased primarily due to lower sales volumes in Germany and the United Kingdom as a result of our decision not to enter into unprofitable banana sales contracts with certain large retailers, partially offset by net sales increases in Southern Europe and higher per unit sales prices.

◦
Middle East banana net sales decreased principally due to lower sales volumes that resulted from reduced shipments from Central America into secondary Middle East markets combined with lower purchases from independent growers in the Philippines, partially offset by higher per unit sales prices.

◦	Asia banana net sales decreased principally due to lower per unit sales prices that resulted from increased industry supplies.

◦
North America banana net sales decreased principally due to lower per unit sales prices partially offset by higher sales volumes. The lower per unit sales prices in North America were primarily due to the absence of a per box surcharge that was implemented in the latter part of the first quarter of 2011 as a result of industry shortages. Sales volumes increased primarily as a result of higher production volumes in Costa Rica.

•
Net sales in the other fresh produce segment decreased $54.3 million principally as a result of lower net sales of tomatoes, pineapples, non-tropical fruit and melons, partially offset by higher net sales of fresh-cut products.

◦	Net sales of tomatoes decreased principally due to lower sales volumes and per unit sales prices as a result of decreased customer demand and program rationalization.

◦
Net sales of pineapples decreased principally as a result of lower sales volume in Europe, the Middle East and Asia as a result of reduced production from our Costa Rican and Philippines operations. Per unit sales prices were higher in all regions principally due to improved customer demand.

◦
Net sales of non-tropical fruit decreased principally due to lower sales volumes of stonefruit in North America, apples in Europe and South America, citrus in the Middle East and other deciduous fruit in South America as a result of lower supplies. Partially offsetting these decreases in net sales of non-tropical fruit were higher per unit sales prices of grapes in Europe and higher grape sales volumes in Europe, the Middle East and Asia due to favorable market conditions.

◦
Net sales of melons decreased principally as a result of lower sales volume due to planned rationalization of melon operations, partially offset by higher per unit sales prices that resulted from improved market conditions in North America.

◦
Net sales of fresh-cut products increased primarily due to higher per unit sales prices and sales volume in North America and the Middle East that resulted from an expanded customer base and improved demand for our products in North America combined with expansion in new markets in the Middle East. Partially offsetting these increases in net sales of fresh-cut products were lower sales volumes in Europe that resulted from our planned closure of a fresh-cut prepared salad facility in the United Kingdom.

•
Net sales in the prepared food segment decreased $32.8 million principally as a result of lower gross profit on canned pineapples which resulted from lower sales volumes due to lower yields and higher per unit costs as a result of lower yields. Also contributing to the decrease in gross profit for prepared food is lower selling prices for industrial products which resulted from higher industry supplies. Partially offsetting these decreases were higher gross profit on deciduous canned products due to improved pricing and lower per unit costs principally as a result of operational improvements.

Cost of Products Sold. Cost of products sold was $1,626.7 million for the first six months of 2012 compared with $1,788.0 million for the first six months of 2011, a decrease of $161.3 million. This decrease in cost of products sold was primarily attributable to lower sales volumes combined with lower ocean freight costs as a result of lower fuel cost and improved vessel utilization.

Gross Profit. Gross profit was $228.8 million for the first six months of 2012 compared with $225.7 million for the first six months of 2011, an increase of $3.1 million. The increase in gross profit was primarily attributable to higher gross profit on other fresh produce, partially offset by lower gross profit on bananas and prepared food.

•
Gross profit in the other fresh produce segment increased $26.4 million principally due to higher gross profit on melons, pineapples and fresh-cut products, partially offset by lower gross profit on tomatoes and non-tropical fruit.

◦	Gross profit on melons increased principally due to higher per unit selling prices in North America as a result of improved market conditions.

◦
Gross profit on pineapples increased principally due to higher per unit sales prices in all regions as a result of favorable market conditions combined with lower ocean freight costs principally due to lower fuel costs and improved vessel utilization. Worldwide per unit sales prices increased 11% and per unit cost increased 2%.

◦	Gross profit on fresh-cut products increased principally due to higher per unit selling prices in all regions partially offset by higher fruit procurement cost.

◦	Gross profit on tomatoes decreased due to lower sales volumes and per unit selling prices that resulted from lower customer demand in North America.

◦
Gross profit on non-tropical fruit decreased principally due to lower sales volumes and higher procurement cost of grapes in North America as a result of lower industry supply and lower per unit selling prices of stonefruit in Asia as a result of higher sales volumes. Partially offsetting these decreases in gross profit were lower procurement costs for avocados.

•
Gross profit in the banana segment decreased $15.8 million primarily due to lower per unit sales prices in North America due to the absence of a per box surcharge that was implemented in the latter part of the first quarter of 2011 as a result of industry shortages combined with lower sales volumes in Asia and the Middle East due to reduced supplies from the Philippines. Partially offsetting these decreases in gross profit were lower fuel costs and higher per unit sales prices in Europe.

•
Gross profit in the prepared food segment decreased by $7.5 million principally as a result of reduced sales volumes and increased per unit cost which resulted from lower yields and lower selling prices for industrial products which resulted from higher industry supplies. Partially offsetting these decreases were higher gross profit on deciduous canned products due to improved pricing and lower per unit costs principally as a result of operational improvements.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $3.5 million from $94.5 million for the first six months of 2011 to $91.0 million for the first six months of 2012. The decrease was principally due to lower legal expenses and lower executive compensation.

Loss or (Gain) on Disposal of Property, Plant and Equipment. The loss on disposal of property, plant and equipment of $1.4 million during the first six months of 2012 was primarily related to the disposal of banana plants in certain areas of our Costa Rica plantation in order to replant and improve productivity. The gain on disposal of property, plant and equipment of $0.8 million during the first six months of 2011 related primarily to the sale of surplus equipment.

Asset Impairment and Other Charges, Net. Asset impairment and other charges, net were $1.1 million during the first six months of 2012 as compared with $12.2 million during the second quarter of 2011. During the first six months of 2012, we recorded $1.0 million in termination benefits related to an under-performing fresh-cut facility in the United Kingdom, $1.8 million of asset impairments related to an under-utilized facility in the United Kingdom in the banana segment, a credit of $1.8 million due to the sale of assets previously impaired in 2011 due to our melon program rationalization in Guatemala related to the other fresh produce segment and $0.1 million in other charges in Hawaii related to the other fresh produce segment. During the first six months of 2011, we recorded $4.9 million in asset impairments and contract termination charges and a $3.3 million goodwill impairment charge as a result of our decision to abandon as isolated area in our banana operations in the Philippines, $1.7 million in other charges and legal costs related to Hawaii, $0.8 million related to the write-off of an abandoned banana producing area in Costa Rica due to low productivity and $0.2 million in other charges. These charges were related to the banana and the other fresh produce segments.

Operating Income. Operating income for the first six months of 2012 increased by $15.5 million from $119.8 million in the first six months of 2011 to $135.3 million for the first six months of 2012. The increase in operating income was due to higher gross profit, lower selling, general and administrative expenses and asset impairment charges, partially offset by a loss on disposal of property, plant and equipment.

Interest Expense. Interest expense decreased by $1.5 million from $3.7 million for the first six months of 2011 to $2.2 million for the first six months of 2012, principally due to lower average debt balances.

Other Expense, Net. Other expense, net was $2.6 million for the first six months of 2012 as compared with $3.4 million for the first six months of 2011, a decrease of $0.8 million. The decrease in other expense is primarily attributable to equity income from unconsolidated companies during the first six months of 2012 as compared with an equity loss from unconsolidated companies during the first six months of 2011.

Provision for Income Taxes. Provision for income taxes was $9.5 million for the first six months of 2012 as compared with $20.3 million for the first six months of 2011. The tax provision for the first six months of 2012 includes approximately $8.1 million of credits due primarily to reversals of uncertain tax provisions due to a lapse in the statute of limitations and settlement of tax audits and litigation in certain foreign jurisdictions.

Fair Value Measurements

During the first quarter of 2012, we recognized $1.8 million in impairment charges related to an under-performing banana ripening facility in the United Kingdom. The carrying value of the assets was $6.2 million and was written down to $4.4 million. We estimated the fair value of the underlying assets by using the market approach. We used observable inputs based on market participant information, as such, we classify the fair value of these banana ripening assets within Level 2 of the fair value hierarchy.

Potential impairment exists if the fair value of a reporting unit to which goodwill has been allocated is less than the carrying value of the reporting unit. The amount of the impairment to recognize, if any, is calculated as the amount by which the carrying value of goodwill exceeds its implied value. Future changes in the estimates used to conduct the impairment review, including revenue projection, market values and changes in the discount rate used, could cause the analysis to indicate that our goodwill is impaired in subsequent periods and result in a write-off of a portion or all of goodwill. The discount rate used is based on independently calculated risks, our capital mix and an estimated market risk premium. The fair value of the banana, tomato and other vegetable and prepared food reporting unit’s goodwill is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of this asset. If we are unable to recover from poor market conditions related to bananas, the banana reporting unit goodwill may be at risk for impairment in the future. If we are unable to recover from current challenging economic conditions in Europe, the prepared food reporting unit goodwill may be at risk for impairment in the future.   Lower tomato sales volumes and per unit sales prices as a result of decreased customer demand in North America has caused the tomato and vegetable reporting unit's goodwill to also be highly sensitive to cash flow estimates and discount rates. If we are unable to recover the tomato pricing and volumes in North America the tomato and vegetable reporting unit's goodwill may be at risk for impairment. We disclosed the sensitivities related to the prepared food reporting unit’s goodwill in our annual financial statements included in our Annual Report on Form 10-K for the year ended December 30, 2011. The following table highlights the sensitivity of the tomato and vegetable goodwill at risk as of June 29, 2012 (U.S. dollars in millions):

Tomato and Vegetable Reporting Unit Goodwill Sensitivity
Carrying Value	$66.1

Approximate percentage by which the fair value exceeds the carrying value	5%

Amount that a one percentage point increase in the discount rate and a 5% decrease in cash flows would cause the carrying value to exceed the fair value and trigger a fair valuation	$11.2

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

Item 4.        Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 29, 2012. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the quarter ended June 29, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

See Note 11, “Commitments and Contingencies”, to the Consolidated Financial Statements, Part I, Item 1 included herein.

Item 1A.        Risk Factors

There have been no material changes in the risk factors from the information provided in Item 1A. Risk Factors of our annual report on Form 10-K for the year ended December 30, 2011.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our purchases of ordinary shares during the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (1)(2)
March 31, 2012 through April 30, 2012	—	$—	—	$142,030,550
May 1, 2012 through May 31, 2012	—	$—	—	$142,030,550
June 1, 2012 through June 29, 2012	—	$—	—	$142,030,550
Total	—	$—	—	$142,030,550

(1)	On August 3, 2009, we announced that our Board of Directors, at their July 31, 2009 board meeting, approved a three-year stock repurchase program of up to $150 million of our ordinary shares.

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

**
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 29, 2012 and December 30, 2011, (ii) Consolidated Statements of Income for the quarter and six months ended June 29, 2012 and July 1, 2012, (iii) Consolidated Statements of Comprehensive Income for the quarter and six months ended June 29, 2012 and July 1, 2011, (iv) Consolidated Statement of Cash Flows for the six months ended June 29, 2012 and July 1, 2011 and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fresh Del Monte Produce Inc.

Date:	July 31, 2012	By:	/s/ Hani El-Naffy
Hani El-Naffy
President & Chief Operating Officer

		By:	/s/ Richard Contreras
Richard Contreras
Senior Vice President & Chief Financial Officer