Form 10-Q
period 2012-09-28
FRESH DEL MONTE PRODUCE INC
filed 2012-10-30
CIK 1047340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
———————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 19, 2012, there were 58,106,252 ordinary shares of Fresh Del Monte Produce Inc. issued and outstanding, respectively.

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

PART I: FINANCIAL INFORMATION

Item 1.        Financial Statements

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)
(U.S. dollars in millions, except share and per share data)

	September 28, 2012	December 30, 2011
Assets
Current assets:
Cash and cash equivalents	$24.6	$46.9
Trade accounts receivable, net of allowance of $6.7 and $7.4, respectively	289.1	290.7
Other accounts receivable, net of allowance of $8.5 and $9.8, respectively	45.7	63.9
Inventories	426.4	428.9
Deferred income taxes	13.9	12.4
Prepaid expenses and other current assets	56.9	49.2
Total current assets	856.6	892.0
Investments in and advances to unconsolidated companies	2.0	2.3
Property, plant and equipment, net	1,026.6	1,022.9
Deferred income taxes	52.4	56.9
Other noncurrent assets	119.2	127.6
Goodwill	405.4	402.3
Total assets	$2,462.2	$2,504.0
Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued expenses	$327.6	$343.2
Current portion of long-term debt and capital lease obligations	26.0	2.2
Deferred income taxes	15.4	15.7
Income taxes and other taxes payable	22.0	8.7
Total current liabilities	391.0	369.8
Long-term debt and capital lease obligations	2.4	213.3
Retirement benefits	75.6	78.6
Other noncurrent liabilities	56.3	47.6
Deferred income taxes	76.9	79.6
Total liabilities	602.2	788.9
Commitments and contingencies
Shareholders' equity:
Preferred shares, $0.01 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.01 par value; 200,000,000 shares authorized; 58,104,252 issued and outstanding and 57,764,454 issued and outstanding, respectively	0.6	0.6
Paid-in capital	502.5	483.6
Retained earnings	1,332.6	1,206.8
Accumulated other comprehensive loss	(5.5)	(1.6)
Total Fresh Del Monte Produce Inc. shareholders' equity	1,830.2	1,689.4
Noncontrolling interests	29.8	25.7
Total shareholders' equity	1,860.0	1,715.1
Total liabilities and shareholders' equity	$2,462.2	$2,504.0

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(U.S. dollars in millions, except share and per share data)

	Quarter ended		Nine months ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Net sales	$788.8	$795.2	$2,644.3	$2,808.9
Cost of products sold	714.4	732.3	2,341.1	2,520.3
Gross profit	74.4	62.9	303.2	288.6
Selling, general and administrative expenses	46.2	47.1	137.2	141.6
Gain on disposal of property, plant and equipment	2.1	1.8	0.7	2.6
Asset impairment and other charges, net	2.1	0.6	3.2	12.8
Operating income	28.2	17.0	163.5	136.8
Interest expense	—	2.1	2.2	5.8
Interest income	0.2	0.4	0.5	0.8
Other expense, net	3.3	0.4	5.9	3.8
Income before income taxes	25.1	14.9	155.9	128.0
Provision for income taxes	0.2	2.0	9.7	22.3
Net income	$24.9	$12.9	$146.2	$105.7
Less: net income attributable to noncontrolling interests	1.4	0.7	3.0	3.1
Net income attributable to Fresh Del Monte Produce Inc.	$23.5	$12.2	$143.2	$102.6
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Basic	$0.40	$0.21	$2.47	$1.73
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Diluted	$0.40	$0.21	$2.47	$1.72
Dividends declared per ordinary share	$0.10	$0.10	$0.30	$0.20
Weighted average number of ordinary shares:
Basic	58,042,379	59,393,954	57,917,831	59,266,561
Diluted	58,235,794	59,510,829	58,043,535	59,556,442

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(U.S. dollars in millions)

	Quarter ended		Nine months ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Net income	$24.9	$12.9	$146.2	$105.7
Other comprehensive income:
Net unrealized (loss) gain on derivatives	(13.1)	17.8	(14.2)	14.2
Net unrealized foreign currency translation gain (loss)	5.0	(10.9)	6.1	(0.8)
Net unrealized gain on available-for-sale investments	5.4	—	4.7	—
Net change in retirement benefit adjustment, net of tax	0.5	0.3	0.5	0.6
Comprehensive income	$22.7	$20.1	$143.3	$119.7
Less: comprehensive income attributable to noncontrolling interests	1.6	0.4	4.1	3.2
Comprehensive income attributable to Fresh Del Monte Produce Inc.	$21.1	$19.7	$139.2	$116.5

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(U.S. dollars in millions)

	Nine months ended
	September 28, 2012	September 30, 2011
Operating activities:
Net income	$146.2	$105.7
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	52.1	55.1
Amortization of debt issuance costs	1.0	3.0
Stock-based compensation expense	8.6	7.4
Asset impairment charges	2.1	9.3
Change in uncertain tax positions	(7.0)	4.2
Gain on sales of property, plant and equipment	(2.6)	(2.5)
Equity in loss of unconsolidated companies	0.5	0.6
Deferred income taxes	(0.7)	(1.8)
Excess tax benefit from stock-based compensation	(3.8)	—
Foreign currency translation adjustment	2.6	(0.8)
Changes in operating assets and liabilities:
Receivables	20.0	47.7
Inventories	4.7	6.7
Prepaid expenses and other current assets	(7.1)	(2.4)
Accounts payable and accrued expenses	9.6	16.6
Other noncurrent assets and liabilities	3.3	—
Net cash provided by operating activities	229.5	248.8
Investing activities:
Capital expenditures	(62.5)	(62.7)
Proceeds from sales of property, plant and equipment	8.8	3.9
Proceeds from sale of unconsolidated subsidiary	0.2	—
Purchases of available-for-sale investments	(11.0)	—
Net cash used in investing activities	(64.5)	(58.8)
Financing activities:
Proceeds from long-term debt	332.2	362.2
Payments on long-term debt	(519.4)	(545.6)
Contributions from (distributions to) noncontrolling interests, net	7.0	(3.1)
Proceeds from stock options exercised	6.6	21.8
Excess tax benefit from stock-based compensation	3.8	—
Dividends paid	(17.4)	(11.9)
Repurchase of shares	—	(37.9)
Net cash used in financing activities	(187.2)	(214.5)
Effect of exchange rate changes on cash	(0.1)	2.2
Net decrease in cash and cash equivalents	(22.3)	(22.3)
Cash and cash equivalents, beginning	46.9	49.1
Cash and cash equivalents, ending	$24.6	$26.8
Supplemental cash flow information:
Cash paid for interest	$1.2	$2.9
Cash paid for income taxes	$7.3	$2.9
Non-cash financing and investing activities:
Purchase of assets under capital lease obligations	$0.1	$0.3
Retirement of treasury shares	$—	$37.9
Purchase of unconsolidated subsidiary	$—	$0.5
Sale of unconsolidated subsidiary	$0.8	$0.8

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

The accompanying unaudited Consolidated Financial Statements for the quarter and nine months ended September 28, 2012 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for fair presentation have been included. Operating results for the quarter and nine months ended September 28, 2012 are subject to significant seasonal variations and are not necessarily indicative of the results that may be expected for the year ending December 28, 2012. For further information, refer to the Consolidated Financial Statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 30, 2011.

We are required to evaluate events occurring after September 28, 2012 for recognition and disclosure in the Consolidated Financial Statements for the quarter ended September 28, 2012. Events are evaluated based on whether they represent information existing as of September 28, 2012, which require recognition in the Consolidated Financial Statements, or new events occurring after September 28, 2012, which do not require recognition but require disclosure if the event is significant to the Consolidated Financial Statements. We evaluated events occurring subsequent to September 28, 2012 through the date of issuance of these Consolidated Financial Statements.

2.  Recently Issued Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) amendment related to Intangibles - Goodwill and Other, which amends the indefinite-lived intangible asset impairment guidance by providing an option for companies to use a qualitative approach to test indefinite-lived intangible assets for impairment if certain conditions are met. This ASU allows us to use a qualitative assessment similar to the optional assessment introduced last year for testing goodwill for impairment. This ASU is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012 (early adoption is permitted). The implementation of the amended accounting guidance is not expected to have a material impact on our financial position or results of operations.

In September 2011, the FASB issued an ASU to amend the guidance in the Accounting Standards Codification (“ASC”) related to Intangibles – Goodwill and Other.  This amendment provides the option of performing a qualitative assessment before calculating the fair value of the reporting unit.  If it is determined that the fair value of the reporting unit is more likely than not less than the carrying amount, on the basis of qualitative factors, the two-step impairment test would be required.  This ASU impacts the manner in which goodwill is assessed for impairment but does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment.  It also does not change the requirement to test goodwill for impairment between annual tests if there are indicators of impairment.  We adopted this amendment for our fiscal year beginning in 2012. This ASU has no effect on our financial condition, results of operations or cash flows.

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

3.  Asset Impairment and Other Charges, Net

The following represents a summary of asset impairment and other charges, net recorded during the quarter and nine months ended September 28, 2012 and September 30, 2011 (U.S. dollars in millions):

	Quarter ended			Nine months ended
	September 28, 2012			September 28, 2012
	Long-lived and other asset impairment	Exit activity and other charges	Total	Long-lived and other asset impairment	Exit activity and other charges (credits)	Total
Banana segment:
United Kingdom under-utilized distribution center	$—	$—	$—	$1.8	$—	$1.8
Costa Rica farm flood damages	0.3	1.0	1.3	0.3	1.0	1.3
Other fresh produce segment:
United Kingdom under-utilized distribution center	—	0.5	0.5	—	1.5	1.5
Sale of assets previously impaired as a result of the melon program rationalization in Central America	—	—	—	—	(1.9)	(1.9)
Other charges and legal costs related to the Kunia well site in Hawaii	—	0.3	0.3	—	0.5	0.5
Total asset impairment and other charges, net	$0.3	$1.8	$2.1	$2.1	$1.1	$3.2

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

3.  Asset Impairment and Other Charges, Net (continued)

	Quarter ended			Nine months ended
	September 30, 2011			September 30, 2011
	Long-lived and other asset impairment	Exit activity and other charges (credits)	Total	Long-lived and other asset impairment		Exit activity and other charges (credits)	Total
Banana segment:
United Kingdom closure of distribution center	$0.6	$0.7	$1.3	$0.6		$0.7	$1.3
Costa Rica exit of low banana-producing areas	—	—	—	0.8		$—	0.8
Decision to abandon an isolated area of our banana operation in the Philippines	—	—	—	—		1.3	1.3
Other fresh produce segment:
Central America melon program rationalization	—	—	—	7.7	(1)	0.5	8.2
Other charges and legal costs related to the Kunia well site in Hawaii	—	(0.7)	(0.7)	—		1.0	1.0
Prepared food segment:
Other impairment charges	—	—	—	0.2		—	0.2
Total asset impairment and other charges, net	$0.6	$—	$0.6	$9.3		$3.5	$12.8

(1) Includes melon goodwill impairment of $3.3 million.

Exit Activity and Other Reserves

The following represents a rollforward of 2012 exit activity and other reserves (U.S. dollars in millions):

	Exit activity and other reserve balance at December 30, 2011	Impact to Earnings	Cash Paid	Foreign Exchange Impact	Exit activity and other reserve balance at September 28, 2012
Termination benefits	$1.0	$1.8	$(0.9)	$—	$1.9
Contract termination and other exit activity charges	3.6	—	(0.6)	(0.1)	2.9
	$4.6	$1.8	$(1.5)	$(0.1)	$4.8

Included in the exit activity and other reserve balance at September 28, 2012 is $3.5 million in contract termination costs and termination benefits related to the under-utilized facilities in the United Kingdom in the banana and other fresh produce segments and $1.3 million in termination benefits related to the previously announced decision to exit Hawaiian production operations in the other fresh produce segment. We do not expect additional charges related to the exit and other activities mentioned above that would significantly impact our results of operations and financial condition.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

4.  Noncontrolling Interests

The following table reconciles shareholders’ equity attributable to noncontrolling interests (U.S. dollars in millions):

	Nine months ended
	September 28, 2012	September 30, 2011
Noncontrolling interests, beginning	$25.7	$24.3
Net income attributable to the noncontrolling interests	3.0	3.1
Translation adjustments	1.2	0.1
Retirement benefit adjustment	(0.1)	—
Capital distributions	—	(0.9)
Noncontrolling interests, ending	$29.8	$26.6

5.  Variable Interest Entities

One of our Del Monte Gold® Extra Sweet pineapple producers meets the definition of a Variable Interest Entity ("VIE") pursuant to the ASC guidance on “Consolidation” and is consolidated. Our variable interest in this entity includes an equity investment and certain debt guarantees. All of this entity’s pineapple production is sold to us. Based on the criteria of this ASC, as amended, we are the primary beneficiary of this entity’s expected residual returns or losses in excess of our ownership interest. Although we are the primary beneficiary, the VIE’s creditors do not have recourse against our general credit. At September 28, 2012, the VIE had total assets of $44.2 million and total liabilities of $8.8 million. The VIE had long-term debt of $2.4 million, which is collateralized by its property, plant and equipment and further guaranteed by a $0.8 million standby letter of credit issued by us. As of September 28, 2012, the VIE is current on the guaranteed long-term debt. There are no other restrictions on the assets of the VIE.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

6.  Financing Receivables (continued)

The following table details financing receivables including the related allowance for doubtful accounts (U.S. dollars in millions):

	September 28, 2012		December 30, 2011
	Short-term	Long-term	Short-term	Long-term
Gross advances to independent growers	$22.1	$3.1	$28.7	$3.1
Allowance for advances to independent growers	(4.5)	—	(3.4)	—
Net advances to independent growers	$17.6	$3.1	$25.3	$3.1
Gross notes receivable	$0.2	$0.1	$0.5	$0.4
Allowance for notes receivable	—	—	—	—
Net notes receivable	$0.2	$0.1	$0.5	$0.4

The current and noncurrent portions of the financing receivables included above are classified in the Consolidated Balance Sheets in other accounts receivable and other noncurrent assets, respectively.

The following table details the credit risk profile of the above listed financing receivables (U.S. dollars in millions):

	Current Status	Past Due Status	Total
Gross advances to independent growers:
September 28, 2012	$20.7	$4.5	$25.2
December 30, 2011	28.4	3.4	31.8
Gross notes receivable:
September 28, 2012	$0.3	$—	$0.3
December 30, 2011	0.9	—	0.9

The allowance for doubtful accounts and the related financing receivables for the quarter and nine months ended September 28, 2012 were as follows (U.S. dollars in millions):

	Quarter ended		Nine months ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Allowance for advances to independent growers:
Balance, beginning of period	$4.2	$3.7	$3.4	$4.0
Provision for uncollectible amounts	0.3	—	1.1	—
Deductions to allowance including recoveries	—	(0.3)	—	(0.6)
Balance, end of period	$4.5	$3.4	$4.5	$3.4

Allowance for notes receivable:
Balance, beginning of period	$—	$—	$—	$0.6
Deductions to allowance including recoveries	—	—	—	(0.6)
Balance, end of period	$—	$—	$—	$—

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

7.  Uncertain Tax Positions

As of December 30, 2011, we had $19.1 million of uncertain tax positions, including $4.6 million of interest and penalties. During the nine months ended September 28, 2012, there was a decrease of $14.9 million of uncertain tax positions, including interest and penalties of $4.4 million. Included in the $14.9 million is $7.0 million of uncertain tax positions, including interest and penalties of $3.4 million, which affected the effective tax rate.  The decrease is primarily related to a lapse in the statute of limitations and settlements of tax audits and litigation in certain foreign jurisdictions.

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

	Quarter ended		Nine months ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Stock-based compensation expense	$3.3	$3.5	$8.6	$7.4

Stock-based compensation expense per diluted share	$0.06	$0.06	$0.15	$0.12

We realized an excess share-based payment deduction resulting from stock options exercised through a reduction in taxes currently payable and related effect on cash flows of $3.8 million for the nine months ended September 28, 2012. We were in a net operating loss carry-forward position in the relevant jurisdictions for the nine months ended September 30, 2011. Proceeds of $6.6 million and $21.8 million were received from the exercise of stock options for the nine months ended September 28, 2012 and September 30, 2011, respectively.

Stock Option Awards

On May 4, 2011, our shareholders approved and ratified the 2011 Omnibus Share Incentive Plan (the “2011 Plan”). The 2011 Plan allows the Company to grant equity-based compensation awards, including stock options, restricted stock awards and restricted stock units. We disclosed the significant terms of the 2011 Plan in our annual financial statements included in our Annual Report on Form 10-K for the year ended December 30, 2011.

The following table lists the various stock option grants from our 2011 Plan for the nine months ended September 28, 2012 and September 30, 2011:

Stock Option Grant	Number of Options Granted	Exercise Price	Fair Value
August 1, 2012 - Employees	825,000	$24.29	$8.44
February 29, 2012 - Chairman and Chief Executive Officer	161,000	22.46	8.15
August 3, 2011 - Employees	920,000	23.76	8.57
March 2, 2011 - Chairman and Chief Executive Officer	161,000	26.67	9.08

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

8.  Stock-Based Compensation (continued)

Restricted Stock Awards

On May 5, 2010, our shareholders approved and ratified the 2010 Non-Employee Directors Equity Plan (the “Directors Equity Plan”), which allows the Company to award restricted stock to non-management members of our Board of Directors.  Under the Directors Equity Plan, awards are made on January 1st of each calendar year.  A share of “restricted stock” is one ordinary share of the Company that has restrictions on transferability until certain vesting conditions are met. We disclosed the significant terms of the Directors Equity Plan in our annual financial statements included in our Annual Report on Form 10-K for the year ended December 30, 2011.

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

The following table lists the various restricted stock awards and related compensation expense under the Director's Equity Plan for the nine months ended September 28, 2012 and September 30, 2011 (U.S. dollars in millions except share and per share data):

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

RSUs are eligible to earn Dividend Equivalent Units ("DEU's") equal to the cash dividend paid to ordinary shareholders. DEUs are subject to the same performance and service conditions as the underlying RSUs and are forfeitable. On March 30, 2012, June 8, 2012 and September 7, 2012, we awarded 660, 646 and 619 DEUs with a grant date price of $22.84, $23.45 and $24.51 per share, respectively.

We expense the fair market value of RSUs, as determined on the date of grant, ratably over the three year vesting period provided the performance condition is probable of attaining. We recognized $0.3 million and $0.9 million of compensation expense related to RSUs for the quarter and nine months ended September 28, 2012. There was no compensation expense recognized related to RSU's during the quarter and nine months ended September 30, 2011.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

9.  Inventories

Inventories consisted of the following (U.S. dollars in millions):

	September 28, 2012	December 30, 2011
Finished goods	$141.2	$149.1
Raw materials and packaging supplies	140.5	142.9
Growing crops	144.7	136.9
Total inventories	$426.4	$428.9

10.  Long-Term Debt and Capital Lease Obligations

The following is a summary of long-term debt and capital lease obligations (U.S. dollars in millions):

	September 28, 2012	December 30, 2011
Senior secured revolving credit facility (see Credit Facility below)	$24.3	$209.8
Various other notes payable	3.4	4.4
Capital lease obligations	0.7	1.3
Total long-term debt and capital lease obligations	28.4	215.5
Less: Current portion	(26.0)	(2.2)
Long-term debt and capital lease obligations	$2.4	$213.3

Credit Facility

On July 17, 2009, we entered into a senior-secured revolving credit facility (the “Existing Credit Facility”) with Rabobank Nederland, New York Branch, as administrative agent and lead arranger. The following is a summary of the material terms of the Credit Facility and other working capital facilities (U.S. dollars in millions):

	Term	Maturity Date	Interest Rate at Sept 28, 2012	Borrowing Limit	Available Borrowings
Existing Credit Facility	3.5 years	January 17, 2013	2.75%	$150.0	$111.8
Other working capital facilities	Varies	Varies	Varies	23.3	22.7
				$173.3	$134.5

On March 28, 2011, we amended the Existing Credit Facility by lowering applicable margins over LIBOR or base rate borrowings that vary with our leverage ratio. The Existing Credit Facility has been classified as current in 2012 due to its maturity date.
On July 25, 2012, we voluntarily lowered the borrowing capacity under the Existing Credit Facility from $300 million to $150 million in order to reduce our unused commitment fee expense.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

10.  Long-Term Debt and Capital Lease Obligations (continued)

 At September 28, 2012, we applied $13.8 million to the letter of credit facility, comprised primarily of certain contingent obligations and other governmental agency guarantees combined with guarantees for purchases of raw materials and equipment. The letter of credit facility includes $0.8 million relating to a debt guarantee for a VIE. We also had $7.9 million in other letters of credit and bank guarantees not included in the letter of credit facility. Refer to Note 5, “Variable Interest Entities”, for further discussion of VIEs.

The Existing Credit Facility requires us to be in compliance with financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers. As of September 28, 2012, we were in compliance with all of the covenants contained in the Existing Credit Facility. The Existing Credit Facility permits borrowings under the revolving commitment with an interest rate determined based on our leverage ratio and spread over LIBOR. In addition, we pay a fee on unused commitments.

On October 23, 2012, we replaced the Existing Credit Facility by entering into a 5 year, $500 million syndicated senior unsecured revolving credit facility maturing on October 23, 2017 (the "Credit Facility") with Bank of America, N.A. as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Inc. as sole lead arranger and sole book manager. Borrowings under the Credit Facility bear interest at a spread over LIBOR that varies with our leverage ratio. The Credit Facility also includes a swing line facility and a letter of credit facility.

11.  Commitments and Contingencies

DBCP Litigation

Beginning in December 1993, certain of our U.S. subsidiaries were named among the defendants in a number of actions in courts in Texas, Louisiana, Hawaii, California and the Philippines involving claims by numerous non-U.S. plaintiffs alleging that they were injured as a result of exposure to a nematocide containing the chemical dibromochloropropane (“DBCP”) during the period 1965 to 1990. As a result of a settlement entered into in December 1998, the remaining unresolved DBCP claims against our U.S. subsidiaries are pending or subject to appeal in Hawaii, Louisiana, California, Delaware and the Philippines.

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

On November 15, 1999, one of our subsidiaries was served in two actions entitled Godoy Rodriguez, et al. v. AMVAC Chemical Corp., et al. and Martinez Puerto, et al. v. AMVAC Chemical Corp., et al., in the 29th Judicial District Court for the Parish of St. Charles, Louisiana.  At this time, it is not known how many of the approximately 315 remaining Godoy Rodriguez and Martinez Puerto plaintiffs are making claims against our subsidiary. On May 25, 2012, a co-defendant moved for summary judgment to dismiss the actions on grounds of limitations. Our subsidiary joinded in that motion for summary judgment, which will be heard on November 15, 2012.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

11.  Commitments and Contingencies (continued)

On June 30, 2008, our subsidiaries moved to dismiss the claims of the remaining Abarca plaintiffs on grounds of forum non conveniens in favor of the courts of Costa Rica. On September 22, 2009, the court granted the motion conditionally dismissing the claims of those remaining plaintiffs who allege employment on farms in Costa Rica exclusively affiliated with our subsidiaries. There remain approximately 396 Costa Rican plaintiffs on file in these California actions who purport to assert claims against our subsidiary out of 760 Costa Rican plaintiffs. The court has directed that 100 of the 760 plaintiffs be randomly selected for sperm testing in Costa Rica to ascertain whether they are experiencing any injury related to DBCP exposure. On October 23, 2012, the plaintiffs indicated their intention to defer the starting of the testing pending the court's ruling on a motion they say they intend to file to stay the California actions while they seek to litigate their claims in the courts of Costa Rica.

On July 13, 2011, one of our subsidiaries was served with multiple complaints filed in the United States District Court for the Eastern District of Louisiana on behalf of 121 Panamanian residents, 72 Costa Rican residents and 68 Ecuadorian residents who claim injury from DBCP exposure. We and our subsidiaries have never owned, managed or otherwise been involved with any banana growing operations in Panama and were not involved with any banana growing operations in Ecuador during the period when DBCP was in use. On January 4, 2012, plaintiffs filed a third amended complaint. On February17, 2012, our subsidiary filed its answer to the third amended complaint. On April 6, 2012, our subsidiary joined in a motion for summary judgment on grounds of limitations. The hearing on the motion was rescheduled for August 15, 2012. On September 17, 2012, the court granted the motion and dismissed the actions with prejudice. Plaintiffs have filed a notice of appeal from that decision to the United States Court of Appeals for the Fifth Circuit.

In February 2011, a group of former banana cooperative workers from the Philippines filed a complaint in the Philippines against two of our subsidiaries claiming injury from exposure to DBCP. The trial court dismissed the complaint against our subsidiaries on October 3, 2011. Plaintiffs filed a motion for reconsideration, scheduled for hearing on November 9, 2012, which our subsidiaries have opposed.

In August 2011, approximately 2,500 banana workers from the Philippines filed a complaint in the Superior Court of the State of California for the County of Los Angeles, captioned Macasa, et al. v. Dole Food Co. Inc., et al., against one of our subsidiaries again claiming injury from DBCP exposure. On February 6, 2012, plaintiffs filed an amended complaint adding approximately 500 more claimants to the action. Based upon an initial review, it appears that all of the plaintiffs in this action were claimants in a prior DBCP action in the Philippines that was dismissed in 2002 and that the claims of such plaintiffs are prone to being barred by limitations. A demurrer on limitations grounds was filed on April 24, 2012 and joined in by our subsidiary. That motion was granted on August 7, 2012 and the court entered judgment against the plaintiffs dismissing the action with prejudice on September 25, 2012.

On July 11, 2012, one of our subsidiaries was served with a complaint filed in the Superior Court of the State of Delaware in and for the County of New Castle, captioned Chaverri, et al. v. Dole Food Co. Inc., et al., on behalf of 30 Panamanian, Costa Rican, and Ecuadorean plaintiffs. We and our subsidiaries have never owned, managed or otherwise been involved with any banana growing operations in Panama and were not involved with any banana growing operations in Ecuador during the period when DBCP was in use. Based upon an initial review, it appears that the complaint is duplicative of the complaints filed in the United States District Court for the Eastern District of Louisiana and served on one of our subsidiaries on July 13, 2011. On June 21, 2012, a co-defendant appeared and moved to dismiss the complaint on the grounds that each of the plaintiffs has a first-filed claim pending in the United States District Court for the Eastern District of Louisiana. Our subsidiary has been granted an indefinite extension of time to respond to the complaint pending the court's decision on whether to hear the action or dismiss it in favor of the earlier filed Louisiana actions.

On May 31 and June 1, 2012, one of our subsidiaries was named, but has not yet been served, in eight actions filed in the United States District Court for the District of Delaware on behalf of 2,930 plaintiffs alleging exposure to DBCP on or near banana farms in Costa Rica, Ecuador, Panama, and Guatemala. We and our subsidiaries have never owned, managed or otherwise been involved with any banana growing operations in Panama and were not involved with any banana growing operations in Ecuador during the period when DBCP was in use. The 2,930 plaintiffs include 230 plaintiffs who have cases currently pending in the United States District Court for the Eastern District of Louisiana. On June 20, 2012, a co-defendant appeared and moved to dismiss the claims of the 230 plaintiffs on the grounds that they have first-filed claims pending in the United States District Court for the Eastern District of Louisiana. On August 22, 2012, the court dismissed the actions determined to be duplicative of the actions cases first filed in such court. Our subsidiary filed an answer with respect to the claims of those plaintiffs who were not already on file in Louisiana.

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

The European Commission did, however, find that Internationale Fruchtimport Gesellschaft Weichert & Co KG (“Weichert”), an entity in which one of our subsidiaries formerly held an indirect 80% noncontrolling interest, infringed EU competition rules and imposed upon it a €14.7 million ($18.9 million using exchange rates as of September 28, 2012) fine. The European Commission has asserted that we controlled Weichert during the period by virtue of our subsidiary’s former, indirect noncontrolling interest and has therefore held that we are jointly and severally liable for Weichert’s payment of the fine.

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

The undiscounted estimates are between $14.8 million and $28.7 million. The undiscounted estimate on which our accrual is based totals $21.9 million and is discounted using a 5.0% rate. As of September 28, 2012, there is $15.4 million included in other noncurrent liabilities and $1.7 million included in accounts payable and accrued expenses in the Consolidated Balance Sheets for the Kunia Well Site clean-up, which we expect to expend in the next 12 months. We expect to expend approximately $1.0 million in cash per year for the following four years. Certain portions of the EPA’s estimates have been discounted using a 5.0% interest rate.

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

Additional Information

At this time, management is not able to evaluate the likelihood of a favorable or unfavorable outcome in any of the above-described matters. Accordingly, management is not able to estimate the range or amount of loss, if any, from any of the above-described matters and no accruals or expenses have been recorded for these matters as of September 28, 2012, except as related to the Kunia Well Site.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

12.  Earnings Per Share

Basic and diluted net income per ordinary share is calculated as follows (U.S. dollars in millions, except share and per share data):

	Quarter ended		Nine months ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Numerator:
Net income attributable to Fresh Del Monte Produce Inc.	$23.5	$12.2	$143.2	$102.6

Denominator:
Weighted average number of ordinary shares - Basic	58,042,379	59,393,954	57,917,831	59,266,561
Effect of dilutive securities - employee stock options	193,415	116,875	125,704	289,881
Weighted average number of ordinary shares - Diluted	58,235,794	59,510,829	58,043,535	59,556,442

Net income per ordinary share attributable to
Fresh Del Monte Produce Inc.:
Basic	$0.40	$0.21	$2.47	$1.73
Diluted	$0.40	$0.21	$2.47	$1.72

Refer to Note 17, “Shareholders’ Equity”, for disclosures related to the stock repurchase program and retired shares.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

13.  Retirement and Other Employee Benefits

The following table sets forth the net periodic benefit costs of our pension plans and post-retirement plans (U.S. dollars in millions):

	Quarter ended		Nine months ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Service cost	$1.1	$0.9	$3.2	$2.7
Interest cost	1.6	1.7	4.7	5.2
Expected return on assets	(0.9)	(1.0)	(2.6)	(2.9)
Amortization of net actuarial loss	0.3	0.4	1.0	1.1
Net periodic benefit costs	$2.1	$2.0	$6.3	$6.1

We funded our U.S. based non-contributory defined benefit pension plan by an additional $0.8 million and $1.2 million during the nine months ended September 28, 2012 and September 30, 2011. The funding was actuarially determined based on U.S. funding regulations.

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

We evaluate performance based on several factors, of which net sales and gross profit by product are the primary financial measures (U.S. dollars in millions):

	Quarter ended
	September 28, 2012		September 30, 2011
	Net Sales	Gross Profit	Net Sales	Gross Profit
Banana	$359.8	$12.0	$375.1	$(1.0)
Other fresh produce	335.2	50.8	337.0	52.1
Prepared food	93.8	11.6	83.1	11.8
Totals	$788.8	$74.4	$795.2	$62.9

	Nine months ended
	September 28, 2012		September 30, 2011
	Net Sales	Gross Profit	Net Sales	Gross Profit
Banana	$1,182.2	$88.4	$1,268.7	$91.3
Other fresh produce	1,210.1	177.0	1,266.1	151.7
Prepared food	252.0	37.8	274.1	45.6
Totals	$2,644.3	$303.2	$2,808.9	$288.6

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

Foreign Currency Hedges

We are exposed to fluctuations in currency exchange rates against the U.S. dollar on our results of operations and financial condition and we mitigate that exposure by entering into foreign currency forward contracts.  Certain of our subsidiaries periodically enter into foreign currency forward contracts in order to hedge portions of forecasted sales or cost of sales denominated in foreign currencies, which generally expire within one year. Our foreign currency hedges were entered into to hedge our 2012 and 2013 foreign currency exposure.

The foreign currency forward contracts qualifying as cash flow hedges were designated as single-purpose cash flow hedges of forecasted cash flows.  Based on our formal assessment of hedge effectiveness of our qualifying foreign currency forward contracts, we determined that the impact of hedge ineffectiveness was de minimis for the quarters and nine month periods ended September 28, 2012 and September 30, 2011, respectively.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

15.  Derivative Financial Instruments (continued)

Certain of our derivative instruments contain provisions that require the current credit relationship between the Company and its counterparty to be maintained throughout the term of the derivative instruments.  If that credit relationship changes, certain provisions could be triggered, and the counterparty could request immediate collateralization of derivative instruments in net liability position above a certain threshold.  The aggregate fair value of all derivative instruments with a credit-risk-related contingent feature that are in a liability position on September 28, 2012 is $3.5 million.  As of September 28, 2012, no triggering event has occurred and thus we are not required to post collateral.  If the credit-risk-related contingent features underlying these agreements were triggered on September 28, 2012, we would not be required to post collateral to our counterparty because the collateralization threshold has not been met.

We had the following outstanding foreign currency forward and bunker fuel swap contracts as of September 28, 2012:

Foreign Currency Contracts Qualifying as Cash Flow Hedges:	Notional Amount			Bunker Fuel Swap Contracts Qualifying as Cash Flow Hedges:	Notional Amount
Euro		€217.4	million	3% U.S. Gulf Coast	26,514	barrels
British pound		£13.8	million	3.5% Rotterdam Barge	5,397	metric tons
Japanese yen	JPY	6,571.6	million
Costa Rican colon	CRC	9,416.3	million
Chilean peso	CLP	939.9	million
Brazilian real	BRL	4.0	million
Kenya shilling	KES	345.8	million

The following table reflects the fair values of derivative instruments , all of which are designated as Level 2 of the fair value hierarchy, as of September 28, 2012 and December 30, 2011 (U.S. dollars in millions):

Derivatives Designated as Hedging Instruments (1)
	Foreign exchange contracts		Bunker fuel swap agreements
Balance Sheet Location:	September 28, 2012 (2)	December 30, 2011	September 28, 2012
Asset derivatives:
Prepaid expenses and other current assets	$6.7	$22.3	$0.2
Total asset derivatives	$6.7	$22.3	$0.2

Liability derivatives:
Accounts payable and accrued expenses	$11.1	$14.8	$—
Other noncurrent liabilities	$2.7	$—	$—
Total liability derivatives	$13.8	$14.8	$—

(1) See Note 16, "Fair Value Measurements", for fair value disclosures.
(2) We expect that $4.2 million and $2.7 million of the net fair value of hedges recognized as a net loss in accumulated other comprehensive income ("AOCI") will be transferred to earnings during the next 12 months and 2013, respectively, along with the effect of the related forecasted transaction.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

15.  Derivative Financial Instruments (continued)

The following table reflects the effect of derivative instruments on the Consolidated Statements of Income for the quarters and nine months ended September 28, 2012 and September 30, 2011, respectively (U.S. dollars in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Quarter ended			Quarter ended
	September 28, 2012	September 30, 2011		September 28, 2012	September 30, 2011
Foreign exchange contracts	$(14.9)	$20.7	Net sales	$2.8	$(6.4)
Foreign exchange contracts	(0.1)	(2.8)	Cost of products sold	1.4	0.3
Bunker fuel swap agreements (1)	1.9	—	Cost of products sold	(0.4)	—
Total	$(13.1)	$17.9		$3.8	$(6.1)

	Nine months ended			Nine months ended
	September 28, 2012	September 30, 2011		September 28, 2012	September 30, 2011
Foreign exchange contracts	$(14.8)	$16.2	Net sales	$10.5	$(18.6)
Foreign exchange contracts	0.4	(2.0)	Cost of products sold	3.4	0.7
Bunker fuel swap agreements (1)	0.2	—	Cost of products sold	(0.1)	—
Total	$(14.2)	$14.2		$13.8	$(17.9)

(1) The bunker fuel swap agreements had an ineffective portion of $0.1 million for the nine months ended September 28, 2012. There was no ineffective portion for the quarter ended September 28, 2012.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

16.  Fair Value Measurements (continued)

Equity Securities

During the second quarter of 2012, we purchased equity securities for $11.0 million. The fair value of these equity securities is $15.8 million as of September 28, 2012. These equity securities are classified as available-for-sale and are stated at fair value with the unrealized gains and losses reported in other comprehensive income. We recorded an unrealized gain of $5.4 million and $4.7 million for the quarter and nine months ended September 28, 2012 in other comprehensive income. These equity securities are publicly traded within an active market. These available-for-sale investments, which are included in prepaid expenses and other current assets on our Consolidated Balance Sheets, are valued using quoted active market prices for identical assets and are classified as Level 1.

The following table provides a summary of the fair values of assets and liabilities measured on a recurring basis under the ASC on “Fair Value Measurements and Disclosures” (U.S. dollars in millions):

	Fair Value Measurements
	Foreign currency forward contracts, net asset (liability)		Bunker fuel swap agreements, net asset (liability)		Equity securities
	September 28, 2012	December 30, 2011	September 28, 2012	December 30, 2011	September 28, 2012	December 30, 2011
Quoted Prices in Active Markets for Identical Assets (Level 1)	$—	$—	$—	$—	$15.8	$—

Significant Observable Inputs (Level 2)	(7.1)	7.5	0.2	—	—	—

Significant Unobservable Inputs (Level 3)	—	—	—	—	—	—

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

The following table highlights the sensitivity of the tomato and vegetable goodwill at risk as of September 28, 2012 (U.S. dollars in millions):

Tomato and Vegetable Reporting Unit Goodwill Sensitivity
Carrying Value	$66.1

Approximate percentage by which the fair value exceeds the carrying value	6%

Amount that a one percentage point increase in the discount rate and a 5% decrease in cash flows would cause the carrying value to exceed the fair value and trigger a fair valuation	$9.5

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

16.  Fair Value Measurements (continued)

The following is a tabular presentation of the non-recurring fair value measurement along with the level within the fair value hierarchy in which the fair value measurement in its entirety falls (U.S. dollars in millions):

	2011 Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Central American melon assets	$2.8	$—	$—	$2.8
United Kingdom contract termination	$0.7	$—	$—	$0.7
	$3.5	$—	$—	$3.5

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

17.  Shareholders’ Equity

Our shareholders have authorized 50,000,000 preferred shares, $0.01 par value, of which none are issued or outstanding. Our shareholders have authorized 200,000,000 ordinary shares of common stock, $0.01 par value, of which 58,104,252 are issued and outstanding at September 28, 2012, respectively.

Ordinary share activity for the quarters ended September 28, 2012 and September 30, 2011 is summarized as follows:

	Nine months ended
	September 28, 2012	September 30, 2011
Ordinary shares issued/ (retired) as a result of:
Stock option exercises	312,225	1,148,105
Restricted stock grants	27,573	27,853

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

17.  Shareholders’ Equity (continued)

On July 31, 2009, our Board of Directors approved a three-year stock repurchase program of up to $150 million of our Ordinary Shares, which expired on July 31, 2012. On May 5, 2010, our Board of Directors approved an additional three-year stock repurchase program of up to $150 million of our ordinary shares. We have repurchased $158 million, or 7,214,337 ordinary shares, under the aforementioned repurchase programs. We have retired all of the 7,214,337 ordinary shares. We have a maximum dollar amount value of $142.0 million of shares that may yet be purchased under the stock repurchase program approved on May 5, 2010. During the quarter and nine months ended September 28, 2012, no repurchases were made under the aforementioned plan.

The following is a summary of the dividends declared per share for the nine months ended September 28, 2012 and September 30, 2011:

Nine months ended		Nine months ended
September 28, 2012		September 30, 2011
Dividend Declared Date	Cash Dividend Declared, per Ordinary Share	Dividend Declared Date	Cash Dividend Declared, per Ordinary Share
August 1, 2012	$0.10	August 3, 2011	$0.10
May 2, 2012	$0.10	May 4, 2011	$0.05
February 29, 2012	$0.10	March 3, 2011	$0.05

On August 3, 2011, our Board of Directors increased the interim cash dividend from $0.05 to $0.10 per ordinary share.
We paid $17.4 million and $11.9 million in dividends for the nine months ended September 28, 2012 and September 30, 2011, respectively.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $229.5 million for the first nine months of 2012 as compared with $248.8 million for the first nine months of 2011, a decrease of $19.3 million.  The decrease in cash provided by operating activities was principally attributable to changes in operating assets and liabilities, principally higher levels of trade accounts receivables and lower levels of accounts payable and accrued expenses as compared to September of the prior year, partially offset by higher net income.

Working capital was $465.6 million at September 28, 2012 compared with $522.2 million at December 30, 2011, a decrease of $56.6 million. This decrease in working capital is principally attributable to the outstanding amount of the Existing Credit Facility of $24.3 million, that as of September 28, 2012 was classified as current portion of long-term debt due to its January 17, 2013 maturity date. Also contributing to the decrease in working capital was lower balances of other accounts receivable due to the collection of insurance claims and lower advances to suppliers combined with higher income taxes and other taxes payable.

Net cash used in investing activities for the first nine months of 2012 was $64.5 million compared with $58.8 million for the first nine months of 2011. Net cash used in investing activities for the first nine months of 2012 consisted of capital expenditures of $62.5 million and purchases of available-for-sale investments of $11.0 million, partially offset by proceeds from sales of property, plant and equipment of $8.8 million and proceeds from sale of unconsolidated subsidiary of $0.2 million.  Capital expenditures for the first nine months of 2012 were primarily for expansion and improvements of production facilities in Saudi Arabia and Kenya related to the prepared food segment and in Costa Rica and Guatemala related to the other fresh produce and banana segments.  Capital expenditures for the first nine months of 2012 also included the purchase of three refrigerated vessels, improvements of distribution facilities in North America and Costa Rica principally related to the banana segment and additional transportation equipment in North America. The purchases of available-for-sale investments consisted of purchases of publicly traded equity securities which we plan to hold as investments. Proceeds from sales of property, plant and equipment for the first nine months of 2012 consisted primarily of the sale of surplus land in Guatemala, the sale of a refrigerated vessel and shipping-related and other surplus equipment.

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

Net cash used in financing activities for the first nine months of 2012 was $187.2 million compared with $214.5 million for the first nine months of 2011. Net cash used in financing activities for the first nine months of 2012 consisted of net repayments on long-term debt of $187.2 million and $17.4 million of dividends paid, partially offset by contributions from noncontrolling interests, net of $7.0 million, proceeds from stock options exercised of $6.6 million and excess tax benefit from stock-based compensation of $3.8 million.

Net cash used in financing activities for the first nine months of 2011 consisted of net repayments on long-term debt of $183.4 million, $11.9 million of dividends paid , $3.1 million of distributions to noncontrolling interests and repurchase of shares of $37.9 million, partially offset by $21.8 million of proceeds from options exercised.

We finance our working capital and other liquidity requirements primarily through cash from operations and borrowings under our senior secured revolving credit facility (the “Existing Credit Facility”) administered by Rabobank Nederland, New York Branch. The Existing Credit Facility has a 3.5 years term, with a scheduled termination date of January 17, 2013.  The Existing Credit Facility includes a swing line facility and a letter of credit facility with a $100.0 million sub-limit.  Borrowings under the Existing Credit Facility bear interest at a spread over the London Interbank Offer Rate (“LIBOR”) that varies with our leverage ratio. On March 28, 2011, we amended the Existing Credit Facility by lowering the applicable margins over LIBOR or base rate borrowings that vary with our leverage ratio.  On July 25, 2012, we voluntarily lowered the borrowing capacity under the Existing Credit Facility from $300 million to $150 million in order to reduce our unused commitment fee expense. (See Recent Development for explanation of replacement to the Existing Credit Facility.)

The Existing Credit Facility is collateralized directly or indirectly by substantially all of our assets and is guaranteed by certain of our subsidiaries. At September 28, 2012, we had $24.3 million outstanding under the Existing Credit Facility bearing interest at a per annum rate of 2.75%.  In addition, we pay a fee on unused commitments.

The Existing Credit Facility requires us to be in compliance with financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers.  As of September 28, 2012, we were in compliance with all of the financial and other covenants contained in the Existing Credit Facility.

At September 28, 2012, we had $134.5 million available under committed working capital facilities, primarily under the Existing Credit Facility.  At September 28, 2012, we applied $13.8 million to the letter of credit facility, comprised primarily of certain contingent obligations and other governmental agencies and purchases of equipment guarantees.  We also had $7.9 million in other letters of credit and bank guarantees not included in the letter of credit facility.

As of September 28, 2012, we had $28.4 million of long-term debt and capital lease obligations, including the current portion, consisting of $24.3 million outstanding under the Existing Credit Facility, $0.7 million of capital lease obligations and $3.4 million of other long-term debt and notes payable.

Based on our operating plan, combined with our borrowing capacity under our Existing Credit Facility and the new credit facility as described in Recent Development, we believe we will have sufficient resources to meet our cash obligations in the foreseeable future.

As of September 28, 2012, we had cash and cash equivalents of $24.6 million.

As a result of the closure of distribution centers in the United Kingdom, we paid approximately $1.5 million in contractual obligations during the first nine months of 2012. We expect to make additional payments of approximately $4.8 million principally related to the previously announced closure of our Hawaii pineapple operations and the closure of certain facilities in the United Kingdom.   In addition, during the first nine months of 2012, we paid $2.1 million as a result of an unfavorable outcome to litigation regarding a tax position in a foreign jurisdiction.  These cash outlays were or will be funded from operating cash flows and available borrowings under our credit facilities.

The fair value of our derivatives changed from a net asset of $7.5 million as of December 30, 2011, to a net liability of $6.9 million as of September 28, 2012 related to our foreign currency cash flow and bunker fuel swap hedges.  For foreign currency hedges, these fluctuations are primarily related to a stronger U.S. dollar relative to the euro offset by a weaker U.S. dollar relative to the Japanese yen when compared to the contracted exchange rates. We also entered into Bunker Fuel Swap agreements during the first nine months of 2012 that are in a net asset position of $0.2 million. We expect that $4.2 million will be transferred to earnings during the next 12 months, along with the earnings effect of the related forecasted transactions.

Recent Development
On October 23, 2012, we replaced the Existing Credit Facility by entering into a 5 year, $500 million syndicated senior unsecured revolving credit facility maturing on October 23, 2017 (the "Credit Facility") with Bank of America, N.A. as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Inc. as sole lead arranger and sole book manager. Borrowings under the Credit Facility bear interest at a spread over LIBOR that varies with our leverage ratio. The Credit Facility also includes a swing line facility and a letter of credit facility. We intend to use funds borrowed under the credit facility from time to time for general corporate purposes, which may include the repayment, redemption or refinancing of our existing indebtedness, working capital needs, capital expenditures, funding of possible acquisitions, possible share repurchases and satisfaction of other obligations.

Results of Operations

The following tables present for each of the periods indicated (i) net sales by geographic region and (ii) net sales and gross profit by product category, and in each case, the percentage of the total represented thereby (U.S. dollars in millions, except percent data):

Net sales by geographic region:

	Quarter ended				Nine months ended
	September 28, 2012		September 30, 2011		September 28, 2012		September 30, 2011
North America	$420.2	53%	$399.9	50%	$1,413.9	53%	$1,430.6	51%
Europe	145.5	19%	174.7	22%	546.0	21%	666.8	24%
Asia	91.2	12%	93.6	12%	332.8	13%	341.2	12%
Middle East	105.6	13%	114.2	14%	287.4	11%	324.3	11%
Other	26.3	3%	12.8	2%	64.2	2%	46.0	2%
Total	$788.8	100%	$795.2	100%	$2,644.3	100%	$2,808.9	100%

Product net sales and gross profit:

	Quarter ended
	September 28, 2012				September 30, 2011
	Net Sales		Gross Profit		Net Sales		Gross Profit
Banana	$359.8	46%	$12.0	16%	$375.1	47%	$(1.0)	-2%
Other fresh produce	335.2	42%	50.8	68%	337.0	42%	52.1	83%
Prepared food	93.8	12%	11.6	16%	83.1	11%	11.8	19%
Totals	$788.8	100%	$74.4	100%	$795.2	100%	$62.9	100%

	Nine months ended
	September 28, 2012				September 30, 2011
	Net Sales		Gross Profit		Net Sales		Gross Profit
Banana	$1,182.2	45%	$88.4	29%	$1,268.7	45%	$91.3	32%
Other fresh produce	1,210.1	45%	177.0	58%	1,266.1	45%	151.7	52%
Prepared food	252.0	10%	37.8	13%	274.1	10%	45.6	16%
Totals	$2,644.3	100%	$303.2	100%	$2,808.9	100%	$288.6	100%

Third Quarter 2012 Compared with Third Quarter 2011

Net Sales. Net sales for the third quarter of 2012 were $788.8 million compared with $795.2 million for the third quarter of 2011.  The decrease in net sales of $6.4 million was attributable to lower net sales of bananas, other fresh produce and prepared food.

•
Net sales of bananas decreased by $15.3 million principally due to lower net sales in the Middle East, Europe and Asia, partially offset by higher net sales in North America. Worldwide banana sales volume decreased 6% and per unit sales prices increased 2%.

◦
Middle East banana net sales decreased principally due to lower sales volumes that resulted from reduced shipments from Central America into secondary Middle East markets combined with lower purchases from independent growers in the Philippines, partially offset by higher per unit sales prices in all markets.

◦
Europe banana net sales decreased primarily due to lower sales volumes in Germany and the United Kingdom as a result of our decision not to enter into unprofitable banana sales contracts with certain large retailers, partially offset by net sales increases in Southern Europe and higher per unit sales prices.

◦
Asia banana net sales decreased principally due to lower sales volumes as a result of lower purchases from independent growers in the Philippines, partially offset by higher per unit sales prices resulting from improved local pricing in Japan.

◦	North America banana net sales increased principally due to higher sales volumes primarily as a result of higher production volumes in Costa Rica.

•
Net sales in the other fresh produce segment decreased $1.8 million principally as a result of lower net sales of pineapples and melons, partially offset by higher net sales of non-tropical fruit and fresh-cut fruit products.

◦
Net sales of pineapples decreased principally as a result of lower per unit sales prices in North America due to higher supplies combined with lower volumes in the Middle East and Asia as a result of reduced shipments from our Philippines operations. Per unit sales prices were higher in Europe, the Middle East and Asia principally due to improved customer demand.

◦
Net sales of melons decreased as a result of lower sales volume due to planned rationalization of melon operations, partially offset by higher per unit sales prices that resulted from improved market conditions in North America.

◦
Net sales of non-tropical fruit increased principally due to higher sales volumes of apples in the Middle East and North America and other deciduous fruit in South America and Europe as a result increased demand.

◦
Net sales of fresh-cut products increased primarily due to higher sales volume in North America and the Middle East that resulted from an expanded customer base and improved demand for our products in North America combined with expansion in new markets in the Middle East. Partially offsetting these increases were lower sales volumes in Europe that resulted from our closure of a fresh-cut prepared salad facility in the United Kingdom earlier in the year.

•
Net sales in the prepared food segment increased $10.7 million principally due to higher sales volumes in our Jordanian poultry business and higher sales volumes of canned pineapples in Europe as a result of improved market conditions. Partially offsetting these increases were lower sales volumes of deciduous canned products and lower pricing for industrial products which resulted from higher industry supplies.

Cost of Products Sold.  Cost of products sold was $714.4 million for the third quarter of 2012 compared with $732.3 million for the third quarter of 2011, a decrease of $17.9 million.  This decrease in cost of products sold was primarily attributable to lower ocean freight costs as a result of improved vessel utilization and lower charter costs.

Gross Profit. Gross profit was $74.4 million for the third quarter of 2012 compared with $62.9 million for the third quarter of 2011, an increase of $11.5 million.  The increase in gross profit was primarily attributable to higher gross profit on bananas, partially offset by lower gross profit on other fresh produce and prepared food.

•
Gross profit in the banana segment increased $13.0 million primarily due to higher per unit sales prices in all markets combined with lower ocean freight. Worldwide per unit sales prices increased 2% and per unit cost decreased 1%.

•
Gross profit in the other fresh produce segment decreased $1.3 million principally due to lower gross profit on pineapples, partially offset by higher gross profit on fresh-cut products and non-tropical fruit.

◦
Gross profit on pineapples decreased principally due to lower per unit sales prices in North America combined with higher per unit costs as a result of lower yields. Worldwide per unit sales prices decreased 5% and per unit cost increased 4%.

◦	Gross profit on fresh-cut products increased principally due to higher sales volumes in North America and the Middle East combined with improved pricing in Asia.

•
Gross profit in the prepared food segment decreased by $0.2 million principally as a result of lower selling prices for industrial products and canned pineapple which resulted from higher industry supplies. Partially offsetting these decreases were higher gross profit on our Jordanian poultry business that resulted from higher sales volumes and higher gross profit on deciduous canned products due to improved pricing and lower per unit costs principally as a result of operational improvements.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $0.9 million from $47.1 million in the third quarter of 2011 to $46.2 million for the third quarter of 2012.  The decrease was principally due to lower selling and marketing expenses in Europe.

Gain on Disposal of Property, Plant and Equipment. The gain on disposal of property, plant and equipment of $2.1 million during the third quarter of 2012 was principally related to the sale of shipping related and other surplus equipment. The gain on disposal of property, plant and equipment of $1.8 million during the third quarter of 2011 was principally related to the sale of shipping related equipment.

Asset Impairment and Other Charges, Net. Asset impairment and other charges, net were $2.1 million during the third quarter of 2012 as compared with $0.6 million during the third quarter of 2011. During the third quarter of 2012, we recorded $1.3 million in asset impairments and other charges related to floods in our Costa Rica banana operations, $0.5 million in termination benefits related to the closure of an under-performing fresh-cut facility in the United Kingdom in the other fresh produce segment and $0.3 million in other charges related to Hawaii in the other fresh produce segment. During the third quarter of 2011, we recorded $1.3 million in asset impairments and contract termination charges due to the closure of a distribution center in the United Kingdom related to the banana segment and a reversal of accrued legal expenses of $0.7 million in Hawaii related to the other fresh produce segment.

Operating Income.  Operating income for the third quarter of 2012 increased by $11.2 million from $17.0 million in the third quarter of 2011 to $28.2 million for the third quarter of 2012.  The increase in operating income was primarily due to higher gross profit combined with lower selling, general and administrative expenses and higher gain on disposal of property, plant and equipment, partially offset by higher asset impairment and other charges.

Interest Expense.  Interest expense decreased by $2.1 million during the third quarter of 2012 as compared with the third quarter of 2011. Interest expense was lower during the third quarter of 2012 as a result of lower average debt balances and was fully offset by capitalized interest.

Other Expense, Net.  Other expense, net was $3.3 million for the third quarter of 2012 as compared with $0.4 million for the third quarter of 2011.  The increase in other expense of $2.9 million was principally attributable to $2.6 million of foreign exchange losses incurred during the third quarter of 2012 which resulted from converting Argentine pesos to U.S. dollars.

Provision for Income Taxes. Provision for income taxes was $0.2 million for the third quarter of 2012 as compared with $2.0 million for the third quarter of 2011. The decrease is principally due to higher taxable income in certain jurisdictions with lower tax rates.

First Nine Months of 2012 Compared with First Nine Months of 2011

Net Sales. Net sales for the first nine months of 2012 were $2,644.3 million compared with $2,808.9 million for the first nine months of 2011. The decrease in net sales of $164.6 million was attributable to lower net sales of bananas, other fresh produce and prepared food.

•
Net sales of bananas decreased by $86.5 million principally due to lower sales volume in Europe, the Middle East and Asia. Worldwide banana sales volume decreased by 6% and per unit sales prices decreased 1%.

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

◦	Asia banana net sales decreased principally due to lower sales volumes as a result of reduced purchases from independent growers, partially offset by higher per unit sales prices.

◦
North America banana net sales increased principally due to higher sales volumes that resulted from increased production volumes in Costa Rica, partially offset by lower per unit sales prices. The lower per unit sales prices in North America were primarily due to the absence of a per box surcharge that was implemented in the latter part of the first quarter of 2011 through the second quarter as a result of industry shortages.

•
Net sales in the other fresh produce segment decreased $56.0 million principally as a result of lower net sales of tomatoes, pineapples, melons and non-tropical fruit, partially offset by higher net sales of fresh-cut products.

◦	Net sales of tomatoes decreased principally due to lower per unit sales prices as a result of higher industry volumes and decreased sales volumes due to program rationalization.

◦
Net sales of pineapples decreased principally as a result of lower sales volume in Europe, the Middle East and Asia as a result of reduced production from our Costa Rican and Philippines operations. Per unit sales prices were higher in Europe, the Middle East and Asia due to improved customer demand. In North America, pineapple sales volume were higher as a result of increased shipments from Costa Rica resulting in a slight reduction in per unit sales prices.

◦
Net sales of melons decreased principally as a result of lower sales volume due to planned rationalization of melon operations, partially offset by higher per unit sales prices that resulted from improved market conditions in North America.

◦
Net sales of non-tropical fruit decreased primarily due to lower sales volumes of avocados and stonefruit in North America and citrus in the Middle East, principally as a result of lower supplies. Partially offsetting these decreases in net sales of non-tropical fruit were higher apple per unit sales prices in the Middle East, North America and Europe and higher apple sales volumes in the Middle East due principally to favorable market conditions.

◦
Net sales of fresh-cut products increased primarily due to higher per unit sales prices and sales volume in North America and the Middle East that resulted from an expanded customer base and improved demand for our products in North America combined with expansion in new markets in the Middle East. Partially offsetting these increases in net sales of fresh-cut products were lower sales volumes in Europe that resulted from our closure of a fresh-cut prepared salad facility in the United Kingdom earlier in the year.

•
Net sales in the prepared food segment decreased $22.1 million principally as a result of lower sales volume of canned pineapples due to lower yields and lower selling prices for industrial products which resulted from higher industry supplies. Partially offsetting these decreases in net sales in the prepared food segment were higher net sales in our Jordanian poultry business as a result of increased production.

Cost of Products Sold. Cost of products sold was $2,341.1 million for the first nine months of 2012 compared with $2,520.3 million for the first nine months of 2011, a decrease of $179.2 million. This decrease in cost of products sold was primarily attributable to lower sales volumes combined with lower ocean freight costs as a result of lower fuel cost, improved vessel utilization and lower charter costs.

Gross Profit. Gross profit was $303.2 million for the first nine months of 2012 compared with $288.6 million for the first nine months of 2011, an increase of $14.6 million. The increase in gross profit was primarily attributable to higher gross profit on other fresh produce, partially offset by lower gross profit on prepared food and bananas.

•
Gross profit in the other fresh produce segment increased $25.3 million principally due to higher gross profit on melons, pineapples and fresh-cut products, partially offset by lower gross profit on tomatoes.

◦	Gross profit on melons increased principally due to higher per unit selling prices in North America as a result of improved market conditions.

◦	Gross profit on fresh-cut products increased principally due to higher per unit selling prices in all regions partially offset by higher fruit procurement cost.

◦
Gross profit on pineapples increased principally due to higher per unit sales prices in Europe, the Middle East and Asia as a result of favorable market conditions combined with lower ocean freight costs. Worldwide per unit sales prices increased 6% and per unit cost increased 3%.

◦	Gross profit on tomatoes decreased due to lower sales volumes and per unit selling prices that resulted from lower customer demand in North America.

•
Gross profit in the prepared food segment decreased by $7.8 million principally as a result of reduced sales volumes and and per unit pricing of canned pineapples combined with increased per unit cost which resulted from lower yields. Also contributing to the decrease were lower selling prices for industrial products which resulted from higher industry supplies. Partially offsetting these decreases were higher gross profit on deciduous canned products due to improved pricing and lower per unit costs principally as a result of operational improvements and also higher gross profit in our Jordanian poultry business due to lower production costs.

•
Gross profit in the banana segment decreased $2.9 million primarily due to lower per unit sales prices in North America due to the absence of a per box surcharge that was implemented in the latter part of the first quarter of 2011 through the second quarter as a result of industry shortages combined with lower sales volumes in Asia and the Middle East due to reduced supplies from the Philippines. Partially offsetting these decreases in gross profit were lower ocean freight costs and higher per unit sales prices in Europe.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $4.4 million from $141.6 million for the first nine months of 2011 to $137.2 million for the first nine months of 2012. The decrease was principally due to lower legal expenses and lower information technology expenses.

Gain on Disposal of Property, Plant and Equipment. The net gain on disposal of property, plant and equipment of $0.7 million during the first nine months of 2012 was primarily related to gains from the sale of a refrigerated vessel and shipping-related and other surplus equipment partially offset by losses from the disposal of banana plants in certain areas of our Costa Rica plantation in order to replant and improve productivity. The gain on disposal of property, plant and equipment of $2.6 million during the first nine months of 2011 consisted primarily of sales of shipping-related and other surplus equipment.

Asset Impairment and Other Charges, Net. Asset impairment and other charges, net were $3.2 million during the first nine months of 2012 as compared with $12.8 million during the first nine months of 2011.

During the first nine months of 2012, we recorded the following asset impairments and other charges:

•	$1.5 million in termination benefits related to the closure of an under-performing fresh-cut facility in the United Kingdom in the other fresh produce segment;

•	$1.8 million of asset impairments related to the closure of an under-utilized facility in the United Kingdom in the banana segment;

•	a credit of $1.9 million due to the sale of assets previously impaired in 2011 due to our melon program rationalization in Guatemala related to the other fresh produce segment;

•	$1.3 million in asset impairments and other charges related to floods in our Costa Rica banana operations; and

•	$0.5 million in other charges in Hawaii related to the other fresh produce segment.

During the first nine months of 2011, we recorded the following asset impairments and other charges related to the banana and other fresh produce segments:

•	$1.3 million in asset impairments and contract termination charges due to the closure of a distribution center in the United Kingdom;

•	$4.9 million in asset impairments and contract termination charges and a $3.3 million goodwill impairment charge as a result of our Central America melon program rationalization;

•	$1.3 million in contract termination and severance charges related to our decision to abandon an isolated area in our banana operations in the Philippines;

•	$1.0 million in other charges and legal costs related to Hawaii;

•	$0.8 million related to the write-off of an abandoned banana producing area in Costa Rica due to low productivity; and

•	$0.2 million in other impairments charges.

Operating Income. Operating income for the first nine months of 2012 increased by $26.7 million from $136.8 million in the first nine months of 2011 to $163.5 million for the first nine months of 2012. The increase in operating income was due to higher gross profit, lower selling, general and administrative expenses and asset impairment charges, partially offset by a lower gain on disposal of property, plant and equipment.

Interest Expense. Interest expense decreased by $3.6 million from $5.8 million for the first nine months of 2011 to $2.2 million for the first nine months of 2012, principally due to lower average debt balances.

Other Expense, Net. Other expense, net was $5.9 million for the first nine months of 2012 as compared with $3.8 million for the first nine months of 2011, a increase of $2.1 million. The increase in other expense was principally attributable to $2.6 million of foreign exchange losses incurred during the first nine months of 2012 which resulted from converting Argentine pesos to U.S. dollars, partially offset by equity income from unconsolidated companies.

Provision for Income Taxes. Provision for income taxes was $9.7 million for the first nine months of 2012 as compared with $22.3 million for the first nine months of 2011. The tax provision for the first nine months of 2012 includes $9.0 million of credits due primarily to reversals of uncertain tax provisions due to a lapse in the statute of limitations and settlement of tax audits and litigation in certain foreign jurisdictions.

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

The following table highlights the sensitivity of the tomato and vegetable goodwill at risk as of September 28, 2012 (U.S. dollars in millions):

Tomato and Vegetable Reporting Unit Goodwill Sensitivity
Carrying Value	$66.1

Approximate percentage by which the fair value exceeds the carrying value	6%

Amount that a one percentage point increase in the discount rate and a 5% decrease in cash flows would cause the carrying value to exceed the fair value and trigger a fair valuation	$9.5

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

Item 4.        Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 28, 2012. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the quarter ended September 28, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

See Note 11, “Commitments and Contingencies”, to the Consolidated Financial Statements, Part I, Item 1 included herein.

Item 1A.        Risk Factors

There have been no material changes in the risk factors from the information provided in Item 1A. Risk Factors of our annual report on Form 10-K for the year ended December 30, 2011.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our purchases of ordinary shares during the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
June 30, 2012 through July 31, 2012	—	$—	—	$142,030,550
August 1, 2012 through August 31, 2012	—	$—	—	$142,030,550
September 1, 2012 through September 28, 2012	—	$—	—	$142,030,550
Total	—	$—	—	$142,030,550

(1)	On May 5, 2010, we announced that our Board of Directors, at their May 5, 2010 board meeting, approved a three-year stock repurchase program of up to $150 million of our ordinary shares.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 6.        Exhibits

31.1*	Certification of Chief Executive Officer filed pursuant to 17 CFR 240.13a-14(a).

31.2*	Certification of Chief Financial Officer filed pursuant to 17 CFR 240.13a-14(a).

32*	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 17 CFR 240.13a-14(b) and 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
_____________________

*	Filed herewith

**
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 28, 2012 and December 30, 2011, (ii) Consolidated Statements of Income for the quarter and nine months ended September 28, 2012 and September 30, 2011, (iii) Consolidated Statements of Comprehensive Income for the quarter and nine months ended September 28, 2012 and September 30, 2011, (iv) Consolidated Statement of Cash Flows for the nine months ended September 28, 2012 and September 30, 2011 and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fresh Del Monte Produce Inc.

Date:	October 30, 2012	By:	/s/ Hani El-Naffy
Hani El-Naffy
President & Chief Operating Officer

		By:	/s/ Richard Contreras
Richard Contreras
Senior Vice President & Chief Financial Officer