Form 10-K
period 2012-12-28
FRESH DEL MONTE PRODUCE INC
filed 2013-02-19
CIK 1047340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2012

 OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 1-14706

FRESH DEL MONTE PRODUCE INC.
(Exact Name of Registrant as Specified in Its Charter)

The Cayman Islands	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S Employer Identification No.)

c/o Intertrust SPV (Cayman) Limited 190 Elgin Avenue George Town, Grand Cayman, KY1-9001 Cayman Islands	N/A
(Address of Registrant’s Principal Executive Offices)	(Zip Code)
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

 Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐ No   ☒

The aggregate market value of Ordinary Shares held by non-affiliates at June 29, 2012, the last business day of the registrant’s most recently completed second quarter, and was $899,674,947 based on the number of shares held by non-affiliates of the registrant and the reported closing price of Ordinary Shares on June 29, 2012 of $23.47.

As of February 8, 2013, there were 57,739,371 ordinary shares of Fresh Del Monte Produce Inc. issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the 2013 Annual General Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year are incorporated by reference in Part III of this report.

Forward-Looking Statements

     In this Annual Report (the “Report”), references to “$” and “dollars” are to United States dollars. References in this Report to Fresh Del Monte, “we”, “our” and “us” refer to Fresh Del Monte Produce Inc. and its subsidiaries, unless the context indicates otherwise. Percentages and certain amounts contained herein have been rounded for ease of presentation. Any discrepancies in any table between totals and the sums of amounts listed are due to rounding. As used herein, references to the years ended 2010, 2011 and 2012 are to fiscal years ended December 31, 2010, December 30, 2011 and December 28, 2012, respectively.

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

History and Development of Fresh Del Monte

Our legal name is Fresh Del Monte Produce Inc., and our commercial name is Del Monte Fresh Produce. We are an exempted holding company, incorporated under the laws of the Cayman Islands on August 29, 1996. At December 28, 2012, the close of our most recent fiscal year, members of the Abu-Ghazaleh family directly owned 33.7% of our outstanding Ordinary Shares.

Our principal executive office is located at 190 Elgin Avenue, George Town, Grand Cayman, KY1-9001, Cayman Islands. The address of our U.S. executive office is Del Monte Fresh Produce Company, 241 Sevilla Avenue, Coral Gables, Florida 33134. Our telephone number at our U.S. executive office is (305) 520-8400. Our Internet address is http://www.freshdelmonte.com. The electronic version of this Annual Report on Form 10-K, along with other information about us, our operations and our results and other documents filed with the Securities and Exchange Commission (“SEC”) can be found on our Web site. Information on our Web site is not a part of this Report on Form 10-K.

Our global business, conducted through our subsidiaries, is primarily the worldwide sourcing, transportation and marketing of fresh and fresh-cut produce together with prepared food products in Europe, Africa and the Middle East. We source our fresh produce products (bananas, pineapples, melons, tomatoes, grapes, apples, pears, peaches, plums, nectarines, cherries, citrus, avocados, blueberries and kiwi) primarily from Central and South America, Africa, the Philippines, North America and Europe.  We source our prepared food products primarily from Africa, Europe, the Middle East and Asia.  Our products are sourced from company-owned operations, through joint venture arrangements and through supply contracts with independent producers.  We distribute our products in North America, Europe, Asia, the Middle East, Africa and South America.

Our capital expenditures totaled $79.7 million in 2012, consisting primarily of approximately $37.6 million for expansion and improvements to production facilities in Costa Rica, Guatemala, the Philippines, Chile and Brazil related to the banana and other fresh produce segments and $16.6 million for expansion and improvements of production facilities in Saudi Arabia, Kenya and Greece related to the prepared food segment. In addition, during 2012 we also made capital expenditures of $11.7 million for the acquisition of refrigerated vessels and $10.1 million, principally for improvements to our distribution facilities in North America related to the banana segment and $3.7 million for information technology systems. Our capital expenditures totaled $79.4 million in 2011, consisting of approximately $30.5 million, principally for improvements and expansion of production facilities in Costa Rica, Guatemala, North America and Chile related to the other fresh produce segment and $26.2 million for improvements and expansion of production facilities in Guatemala, Costa Rica and distribution facilities in North America and Saudi Arabia related to the banana segment. Our capital expenditures in 2011 also included $22.7 million for improvements and expansion of production facilities in Jordan, Saudi Arabia, Kenya and Greece related to the prepared food segment. Our capital expenditures totaled $70.8 million in 2010, consisting of approximately $31.0 million, principally for expansion of production facilities in Guatemala, Costa Rica and Brazil combined with improvements to our port facilities in North America and distribution facilities in Saudi Arabia related to the banana segment. In 2010, we also spent approximately $33.1 million, principally for expansion of production facilities in Costa Rica, Guatemala, Chile and the Philippines and fresh-cut facilities in the United States and the United Kingdom related to the other fresh produce segment and $6.7 million, principally for expansion of production facilities in Kenya, Greece and Jordan related to the prepared food segment. The principal capital expenditures planned for 2013 consist primarily of the expansion and improvement of production facilities in Costa Rica, Kenya, the Philippines and Chile combined with expansion and improvements of our distribution and fresh-cut facilities in North America.

Business Overview

We are one of the world’s leading vertically integrated producers, marketers and distributors of high-quality fresh and fresh-cut fruit and vegetables, as well as a leading producer and distributor of prepared fruit and vegetables, juices, beverages and snacks in Europe, Africa and the Middle East. We market our products worldwide under the DEL MONTE® brand, a symbol of product innovation, quality, freshness and reliability since 1892. Our global sourcing and logistics network allows us to provide consistent delivery of high-quality fresh produce, juices, beverages, processed fruit and vegetables and value-added services to our customers.

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

We source and distribute our fresh produce products globally. Our products are grown primarily in Central and South America, Africa and the Philippines. We also source products from North America and Europe. Our products are sourced from company-controlled farms and independent growers. At year end 2012, we transported our fresh produce to markets using our fleet of 14 owned and 8 chartered refrigerated vessels, and we operated four port facilities in the United States. We also operated 41 distribution centers, generally with cold storage and banana ripening facilities in our key markets worldwide, including the United States, Germany, Japan, South Korea, Hong Kong, Poland, the United Arab Emirates and Saudi Arabia. We also operate 14 fresh-cut facilities in the United States, the United Kingdom, Japan, the United Arab Emirates and Saudi Arabia, some of which are located within our distribution centers. Through our vertically integrated network, we manage the transportation and distribution of our products in a continuous temperature-controlled environment. This enables us to preserve quality and freshness, and to optimize product shelf life, while ensuring timely and year-round distribution. Furthermore, our position as a volume producer and shipper of bananas allows us to lower our average per-box logistics cost and to provide regular deliveries of our premium fresh fruit to meet the increasing demand for year-round supply.

We market and distribute our products to retail stores, club stores, wholesalers, distributors and foodservice operators in more than 100 countries around the world. North America is our largest market, accounting for 53% of our net sales in 2012. Europe, Asia and the Middle East regions are our other major markets, accounting for 21%, 12% and 11% of our net sales in 2012, respectively. Our distribution centers and fresh-cut facilities address the growing demand from supermarket chains, club stores, foodservice providers, mass merchandisers and independent grocers to provide value-added services, including the preparation of fresh-cut produce, ripening, customized sorting and packing, just-in-time and direct-store-delivery and in-store merchandising and promotional support. Large national chains are increasingly choosing fewer suppliers which can serve all of their needs on a national basis. We believe that there is a significant opportunity for a company like ours with a full fresh and fresh-cut produce line, a well-recognized brand, a consistent supply of quality produce and a national distribution network to become the preferred supplier to these large retail, convenience store chains and foodservice customers. We believe that we are uniquely positioned as a preferred supplier, and our goal is to expand on this status by increasing our leading position in fresh-cut produce, expanding our banana and pineapple business and diversifying our other fresh produce selections.  We are a multinational company offering a variety of fresh produce in all major markets along with fresh-cut produce in selected markets and a prepared food product line that includes prepared fruit and vegetables, juices, beverages and snacks in Europe, Africa, the Middle East and countries formerly part of the Soviet Union.

Our strategy is a combination of maximizing revenues from our existing infrastructure, entering new markets and strict cost control initiatives. We plan to continue to capitalize on the growing global demand for fresh produce and expand our reach into existing and new markets. We expect sales growth of fresh produce in key markets by increasing sales volume and per unit sales prices as permitted by market conditions.   Our strategy includes increasing volumes from existing production and distribution facilities in order to improve operating efficiencies and reduce per unit costs. We plan additional investments in production facilities in order to expand our product offering in established markets and continue with our recent expansion in growth markets, such as the Middle East, Africa and countries formerly part of the Soviet Union. We also plan additional investments in our North America distribution and fresh-cut fruit facilities to support our planned growth in this market.

Products Sourcing and Production

Our products are grown and sourced primarily in Central and South America, Africa and the Philippines. We also source products from North America and Europe. In 2012, 50% of the fresh produce we sold was grown on company-controlled farms and the remaining 50% was acquired primarily through supply contracts with independent growers. Costa Rica is our most significant sourcing location representing approximately 36% of our total sales volume of fresh produce products and where we had 43% of our property, plant and equipment in 2012.

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

The following table indicates our net sales by product for the last three years:

	Year ended
	December 28, 2012		December 30, 2011		December 31, 2010
	(U.S. dollars in millions)
Net sales by product category:
Banana	$1,544.6	45%	$1,653.1	46%	$1,620.3	46%
Other fresh produce:
Gold pineapples	512.8	15%	529.3	15%	506.3	14%
Fresh-cut produce	391.0	11%	353.8	10%	317.3	9%
Non-tropical fruit	332.1	10%	333.7	9%	293.0	8%
Melons	113.8	3%	123.3	3%	179.5	5%
Tomatoes	72.7	2%	104.8	3%	114.3	3%
Vegetables	54.6	2%	64.4	2%	65.4	2%
Other fruit, products and services	67.8	2%	72.3	2%	97.0	3%
Total other fresh produce	1,544.8	45%	1,581.6	44%	1,572.8	44%
Prepared food	331.8	10%	355.0	10%	359.8	10%
Total	$3,421.2	100%	$3,589.7	100%	$3,552.9	100%

 See Note 21, “Business Segment Data”, to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data for further information.

Bananas

Bananas are the leading internationally traded fresh fruit in terms of volume and dollar sales and one of the best-selling fresh fruit in the United States.  Europe and North America are the world’s largest banana markets and Asia is the third largest market. According to the latest published statistics from the FAO, in 2010, Europe, North America, Asia and the Middle East consumed 18.2, 10.2, 5.2 and 3.7 billion pounds of bananas, respectively. Bananas are a key produce department product due to their high turnover and the premium margins realized by retailers.

Bananas have a relatively short growing cycle and are grown in tropical locations with humid climates and heavy rainfall, such as Central and South America, the Caribbean, the Philippines and Africa. Bananas are grown throughout the year in these locations, although demand and prices fluctuate based on the relative supply of bananas and the availability of seasonal and alternative fruit.

We believe that we are the world’s third-largest marketer of bananas, based on internally generated data.  Our banana sales in North America, Europe, Asia and the Middle East accounted for approximately 52%, 19%, 18% and 8% of our net sales of bananas in 2012, respectively. We produced approximately 44% of the banana volume we sold in 2012 on company-controlled farms, and we purchased the remainder from independent growers.

Bananas are one of the best-selling fresh produce items, as well as a high-margin product for many of our customers. Accordingly, our ability to provide our customers with a year-round supply of high-quality DEL MONTE® bananas is important to maintaining our existing customer relationships and attracting new customers. Our position as a volume shipper of bananas has also allowed us to make regular shipments of a wide array of other fresh produce, such as pineapples, melons and plantains, reducing our average per-box logistics costs and maintaining higher quality produce with a longer shelf life.

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

Due in part to limitations in the Philippines on foreign ownership of land, we purchase the majority of bananas in the Philippines through long-term contracts with independent growers. Approximately 81% of our Philippine-sourced bananas are supplied by one grower, representing 15% of the Philippines banana industry volume in 2012.  In the Philippines, we have leased approximately 1,200 hectares of land where we have planted approximately 900 hectares of bananas for the Asia market.

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

The premium pineapples, such as our Del Monte Gold® Extra Sweet pineapple, which has an enhanced taste, golden shell color, bright yellow flesh and higher vitamin C content, has replaced the Champaka and other traditional pineapple varieties in popularity and demand and has led to increased competition.

We believe that we are the market leader of fresh pineapples worldwide, based on internally generated data.   Pineapple sales in North America, Europe, Asia and the Middle East accounted for 56%, 22%, 17% and 4%, respectively, of our net sales of pineapples in 2012.  From 1996 to 2012, our volume of the Del Monte Gold® Extra Sweet pineapple increased from 2.5 million boxes to 28.8 million boxes. Based on FAO data, for the 10-year period from 2000 to 2010, the volume of pineapple sales in the United States, Europe, Asia and the Middle East increased by 155%, 193% and 72% and 415%, respectively. We believe that a substantial portion of this growth is due to our introduction of the Del Monte Gold® Extra Sweet pineapple. As a result of our continued expansion of existing pineapple operations, we expect to continue to increase the sales volume of our extra sweet pineapples in the near future with extra sweet pineapples grown in Costa Rica and the Philippines.

 The principal production and procurement areas for our gold pineapples are Costa Rica and the Philippines. Given the complexity of pineapple cultivation relative to our bananas, a higher percentage of the fresh pineapples we sell (81% by volume in 2012) are produced on company-controlled farms.

Fresh-Cut Produce

Fresh-cut produce first gained prominence in many U.S. and European markets with the introduction of washed and cut vegetables. While packaged salads continue to lead the category of fresh-cut produce sales, the category has expanded significantly to include gold extra sweet pineapples, melons, mangos, grapes, citrus and assorted vegetable produce items that are washed, cut and packaged in a ready-to-use form. Market expansion has been driven largely by consumer demand for convenient, fresh, healthy and ready-to-eat food alternatives, as well as significant demand from foodservice operators. Within this market, we believe that there has been increasing differentiation between companies active primarily in the packaged salad market and other companies, like us, that can offer a wide variety of fresh-cut fruit and vegetable items.

The majority of fresh-cut produce is sold to consumers through retail and club store settings, as well as non-conventional settings such as convenience stores, gas stations and airports. We believe that outsourcing by food retailers will increase, particularly as food safety regulations become more stringent and retailers demand more value-added services. We believe that this trend should benefit large branded suppliers like us, who are better positioned to invest in state of the art fresh-cut facilities and food safety systems and to service regional and national chains and foodservice operators, as well as supercenters, mass merchandisers, club stores and convenience stores. We also believe that large branded suppliers benefit from merchandising, branding and other marketing strategies for fresh-cut products, similar to those used for branded processed food products, which depend substantially on product differentiation.

We believe that the fresh-cut produce market continues to be one of the fastest-growing categories in the fresh produce segment, largely due to consumer trends favoring healthy and conveniently packaged ready-to-eat foods. We established a platform in this industry through acquisitions and by building upon our existing fresh-cut pineapple business. We believe that our experience in this market coupled with our sourcing and logistics capabilities and the DEL MONTE® brand have enabled us to achieve a leading position in this highly fragmented market. Based on the latest supermarket scan data as supplied by an independent market data provider for 2012, we believe that we continue to be the market leader in branded fresh-cut fruit in the United States and the leading supplier of fresh-cut fruit to the convenience and club store channels. Our fresh-cut fruit products include pineapples, melons, grapes, citrus, apples, mangos, kiwis and other fruit items. The fruit we use in our fresh-cut operations are sourced within our integrated system of company-controlled farms and from GAP-certified (good agricultural practices) independent growers. We also offer fresh-cut vegetables for prepared salads. We purchase our vegetables for these purposes from GAP-certified independent growers in the United States and in Europe. Our purchase contracts for both fruit and vegetables are typically short-term and vary by produce item. Our fresh-cut products are sold in the United States, the United Kingdom, the Middle East and Japan.

Non-Tropical Fruit

Non-tropical fruit includes grapes, apples, pears, peaches, plums, nectarines, cherries, avocados, citrus and kiwis. Generally, non-tropical fruit grows on trees, bushes or vines that shed their leaves seasonally. Approximately 39% of our non-tropical fruit net sales are from grapes. Fresh grapes are a favorite quick, easy and healthy snack among consumers young and old. In addition to their taste, a growing body of research on fresh grapes suggests that grapes may offer significant health benefits as well.  Fresh grapes are a well-known fruit worldwide, fitting into almost any lifestyle. Based on the United States Department of Agriculture (“USDA”), Economic Research Service, fresh grape consumption grew 14.2% between 1998 and 2010 in the United States and, on average, Americans consumed approximately 8.2 pounds of fresh grapes in 2010.  Fresh grapes are also processed for the production of wine, raisins, juices and canned products. The higher production cost and higher product value of fresh grapes result from more intensive production practices than are required for grapes grown for processing. While California supplies the majority of total grape volume, imports have made fresh grapes available year-round in the United States, with shipments mostly from Chile.  Most U.S. production is marketed from May to October.  Chilean grapes dominate the market from December to April.

Approximately 20% of our non-tropical fruit net sales are from the sale of avocados.  According to the latest published statistics from the USDA, for the 10-year period from 2000 to 2010, avocado imports to the United States increased by 412%.  Per capita consumption of avocados in the United Sates also increased significantly in the last 10 years.  According to the Economic Research Service of the USDA, per capita consumption of avocados reached approximately 3.5 pounds during 2010.

We sell a variety of non-tropical fruit, including all of the types referred to above.  In 2012, non-tropical fruit sales in North America, Europe, the Middle East, Asia and South America accounted for approximately 50%, 7%, 24%, 13% and 6%, respectively, of our total net sales of non-tropical fruit. We obtain our supply of non-tropical fruit from company-owned farms in Chile and from independent growers principally in Chile, the United States and Mexico.  In Chile, we purchase non-tropical fruit from independent growers and also produce a variety of non-tropical fruit on approximately 5,100 acres of company-owned or leased land. Our avocados are sourced principally from Mexico.  In Mexico, we have our own sourcing operations, ensuring a consistent supply of high-quality non-tropical fruit during the growing season. Purchase contracts for non-tropical fruit are typically made on an annual basis.

Melons

Based on FAO data, for the 10-year period from 2000 to 2010, the volume of imports of cantaloupes and other melons increased in Europe, the Middle East and Asia by 58%, 174%, 2%, respectively, and decreased by 6% in North America. Melons are one of the highest volume fresh produce items, and this category includes many varieties, such as cantaloupe, honeydew, specialty melons and watermelon. During the summer and fall growing seasons in the United States, Canada and Europe, demand is met in large part by local suppliers of unbranded or regionally branded melons. By contrast, in North America and Europe, imports significantly increase, and melons generally command premium pricing from November to May. Melons are grown in temperate and tropical locations and have a relatively short growing cycle.

We sell a variety of melons including cantaloupe, honeydew, MAG® melon, watermelon and specialty melons, which we introduced to meet the different tastes and expectations of consumers. Cantaloupes represented approximately 74% of our melon sales volume in 2012. We are a significant producer and distributor of melons from November to May in North America by sourcing melons from our company-controlled farms and independent growers in Central America, where production generally occurs during this period.  Melons sold in North America and Europe from November to May generally command a higher price due to fewer operators and the availability of alternative fruit. Melon sales in North America and Europe accounted for 88% and 12%, respectively, of our net sales of melons in 2012. Based on volume, we produced 93% of the melons we sold in 2012 on company-controlled farms and purchased the remainder from independent growers.

We are able to provide our customers in North America with a year-round supply of melons from diverse sources. For example, we supply the North America market during its summer season with melons from Arizona, California and the East Coast of the United States.

We have devoted significant research and development efforts towards maintaining our expertise in melons, especially cantaloupes. Melon crop yields are highly sensitive to weather conditions and are adversely affected by high levels of precipitation during the growing period of the fruit. We have developed specialized melon growing technology that we believe has reduced our exposure to the risk of intemperate weather conditions and significantly increased our yields. In recent years, there has been an industry over-supply of melons. Accordingly, in 2011 we rationalized our melon operations in Central America by reducing production volumes and as a result our sales volumes in 2012 were reduced.

Tomatoes

The United States is one of the largest producers of tomatoes in the world, ranking second to China.  Mexico and Canada are also important suppliers of fresh tomatoes within North America. Based on information from The Packer, an industry publication, in 2011, fresh tomatoes remained a top performer for food retailers, generating approximately 7.4% of a retailers’ total produce sales.

We source our tomatoes mainly from the United States, Mexico, Canada and Guatemala. The tomato category is highly fragmented with many growers, re-packers and wholesalers in various geographic regions of the United States.  As a high volume item, tomatoes are important for our network of distribution and re-packing facilities. This product category allows us to add value through leveraging our purchase volumes to reduce costs and perform the sorting, packaging and custom labeling locally, in addition to delivering on a just-in-time basis to retail chains and foodservice customers. With our fresh-cut fruit and vegetable facilities, we can add additional value by incorporating tomatoes into our consumer-packaged products. We have developed a greenhouse tomato operation in Guatemala where we source volume for the North America market.

Vegetables

We distribute and market a variety of vegetables including potatoes, onions, bell peppers and cucumbers. While we sell bulk product, we also use our size and distribution network to find opportunities to add value such as sorting and packaging. We source our vegetables from independent growers in North and Central America and from our own greenhouse operation in Costa Rica.

Other Fruit, Products and Services

We produce, distribute and market a variety of other fruit, including strawberries, plantains and mangos, as well as various other varieties of fruit. We source these other fruit items from company controlled farms and independent growers in Costa Rica, Colombia, Guatemala and the United States.

Included in Other Fruit, Products and Services is also our third-party ocean freight business, our third-party plastics and box manufacturing business and our Argentine grain business, which we discontinued in 2010. Our third-party ocean freight business allows us to generate incremental revenue on vessels’ return voyages to our product sourcing locations and when space is available on outbound voyages to our major markets, which reduces our overall shipping costs.  Our plastics and box manufacturing business produces bins, trays, bags and boxes. The box manufacturing business is intended mainly to satisfy internal packaging requirements. In the case of the plastic manufacturing business, we principally sell these products to third parties and also use a portion for our own internal packaging requirements.

Prepared Food

We have a royalty-free perpetual license to use the DEL MONTE® Trademark in connection with the production, manufacture, sale and distribution of prepared foods and beverages in over 100 countries throughout Western, Eastern and Central Europe, Africa, the Middle East and countries formerly part of the Soviet Union.  In Europe, Del Monte is the premier brand with an approximately 90 year history associated with fruit-based or fruit-derived products and is the leading brand for canned fruits and pineapple in many Western European markets. The Del Monte brand has had a presence in the United Kingdom, the largest market, since 1926 and is perceived to be a quality brand with high consumer awareness. The Del Monte® brand has a reputation with both consumers and retailers for value, quality and reliability.

We produce, distribute and market prepared pineapple, peaches, fruit cocktail, pears, tomatoes, fruit juices and other fruits and vegetables. Our prepared pineapple products are primarily sourced from our own facility in Kenya and are also sourced from independent producers in Asia. Our deciduous prepared food products, which include peaches, fruit cocktail, pears and apricots are principally sourced from our own facility in Greece and from independent producers. Our tomato products are sourced from independent producers in Europe and the Middle East. We also distribute and market beverages, including ambient juices and juice drinks as well as various snacks. Our prepared food products are sold primarily under the DEL MONTE® label and under the buyers’ own label for major retailers.  We also produce and market industrial products that are composed of fruit that has been processed in our production facilities in the form of purees, pulps and concentrates for further processing (juice, yogurt, cake manufacture, pizza, etc.) and for sale to the foodservice industry worldwide. We expect to continue investing in new product development to increase revenue, maintain our premium price position and market leadership in our product categories.  We plan to expand our offerings in the snack category by offering multiple varieties and sizes of fruit and vegetables in plastic pots with new and improved recipes and various juice bars, targeting the convenience store and foodservice trade in selected European and Middle East markets.

Our prepared food segment also includes our Jordanian food business. This business includes a state-of-the-art vertically integrated poultry business, including poultry farms, feed mill, slaughterhouse and a meat processing plant in Jordan. Our Jordanian poultry business is the leading provider of poultry products to retail stores and foodservice operators in that country. The meat processing operation provides meat products for the Jordanian market and to other Middle East and North African markets.

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

We transport our fresh produce to markets worldwide using our fleet of 14 owned and 8 chartered refrigerated vessels. In addition, we also spot charter refrigerated vessels during the year based on seasonal requirements. During 2012, we acquired three pre-owned refrigerated vessels and sold one of our older vessels. The majority of our chartered vessels are chartered for terms of two to 10 years. We believe that our fleet of owned vessels, combined with longer-term charters, is effective in reducing our ocean freight costs and mitigates our exposure to the volatility of the charter market.  We also operate a fleet of approximately 4,100 refrigerated containers, 34% are owned and the remaining 66% are under operating leases. Our logistics system is supported by various information systems. As a vertically integrated food company, managing the entire distribution chain from the field to the customer requires the technology and infrastructure to meet our customers’ complex delivery needs.

Sales and Marketing

DEL MONTE® is a 120-year old brand that is recognized by consumers worldwide for quality, freshness and reliability. We employ a variety of marketing tools, including but not limited to advertising, public relations and promotions, to reinforce our brand equity with consumers and the trade. Depending on the product and market, we also provide technical, logistical and merchandising support aimed at safeguarding the superior quality of our products to the ultimate consumer. Our sales and marketing activities are conducted by our sales force located at our sales offices worldwide and at each of our distribution centers. Our commercial efforts are supported by marketing professionals located in key markets and regional offices. A key element of our sales and marketing strategy is to use our distribution centers and fresh-cut facilities as a means of providing value-added services to our customers.

We actively support our customers through technical training in the handling of fresh produce, in-store merchandising support, joint promotional activities, market research and inventory and other logistical support. Since most of our customers carry only one branded product for each fresh produce items, our marketing and promotional efforts for fresh produce emphasize trade advertising and in-store promotions.

We have an exclusive worldwide 10-year license to the Controlled Ripening Technology (“CRT”), one of the most recent innovations in banana packaging.  Launched in October 2009, the patent pending CRT packaging was created for individual single-serve packages, a 10-pound institutional pack and 40-pound bulk as well as bagged banana boxes.  This packaging utilizes state-of-the-art technology to help improve the ripening and handling process while helping retailers increase banana sales, reduce product losses and maximize profits by extending the product’s yellow shelf life.  It also allows us to deliver to our customers the highest quality fruit.  As a result of this CRT™ packaging, we are able to broaden our distribution channels to include, among others, vending machines and expand our product offerings to our convenience store and foodservice customer base.

The level of marketing investment necessary to support the prepared food business is significantly higher than that required for the fresh produce and fresh-cut fruit and vegetable business. We have utilized a variety of promotional tools to build the DEL MONTE® brand and engage consumers in key markets in Europe, Africa and the Middle East. In certain European markets, we utilize distributors to perform product distribution, sales and marketing activities for the prepared food business. Under these distribution agreements, the sales, warehousing, logistics, marketing and promotion functions are all performed by the distributor. This strategy of utilizing independent distributors enables us to reduce distribution and sales and marketing expenses. In addition, we plan to expand our prepared food business by entering new markets in Eastern Europe, Africa and the Middle East and by expanding our offerings in the snack category, targeting the convenience store and foodservice trade in selected European and Middle East markets.

During 2012, one customer, Wal-Mart, Inc. (including its affiliates), accounted for approximately 12% of our total net sales. These sales are reported in our banana, other fresh produce and prepared food segments. No other customer accounted for 10% or more of our net sales. In 2012, the top 10 customers accounted for approximately 28% of our net sales.

Note 21, “Business Segment Data” included in Item 8. Financial Statements and Supplementary Data contains information regarding net sales to external customers attributable to each of our reportable segments and geographic regions, gross profit by each of our reportable segments, total assets attributable to each of our geographic regions, and information concerning the dependence of our reportable segments on foreign operations, for each of the years 2012, 2011 and 2010.

North America

In 2012, 53% of our net sales were in North America. In North America, we have established a highly integrated sales and marketing network that builds on our ability to control transportation and distribution throughout our extensive logistics network. We operate a total of 22 distribution centers and fresh-cut facilities in the United States. Our distribution centers have ripening capabilities and/or other value-added services. We also operate four port facilities, which include cold storage facilities.

Our logistics network provides us with a number of sales and marketing advantages. For example, because we are able to maintain the quality of our fresh produce in a continuous temperature-controlled environment, we are under less pressure to fully sell a shipment prior to its arrival at port. We are thus better able to manage the timing of our sales to optimize our margins. Our ability to off-load shipments for cold storage and distribution throughout our network also improves ship utilization by minimizing in-port docking time. Our logistics network also allows us to manage our inventory among distribution centers to effectively respond to changes in customer demand.

We have sales professionals in locations throughout the United States and Canada. We sell to leading grocery stores and other retail chains, wholesalers, mass merchandisers, supercenters, foodservice operators, club stores, convenience stores and distributors in North America. These large customers typically take delivery of our products at the port facilities, which we refer to as FOB delivery. We also service these customers, as well as an increasing number of smaller regional chains and independent grocers, through our distribution centers.

 Europe

 In 2012, 21% of our net sales were in Europe. We distribute our fresh produce and prepared food products throughout Europe. Our fresh produce products are distributed to leading retail chains, smaller regional customers as well as to wholesalers and distributors through direct sales and distribution centers.  In the United Kingdom, we operate one fresh-cut facility. During 2012, we closed a prepared salad fresh-cut facility in the United Kingdom due to under-utilization.  In Germany, we operate three distribution centers and in Poland we operate two distribution centers. In the Netherlands, we have a sales and marketing entity. Commencing in 2012, we began performing our own fresh produce distribution in southern Europe by establishing our own sales and marketing organization and as a result we expanded our sales and marketing organization in France, Spain and Italy. Our prepared food products are distributed through independent distributors throughout most of Europe, except in Germany, France and Russia where we use our own sales and marketing entities.  In the United Kingdom, our prepared food products are distributed using a combination of both independent distributors and our own marketing entity.

Middle East and North Africa

 In 2012, 11% of our net sales were in the Middle East and North Africa.  We distribute our products through independent distributors and company-operated distribution facilities. In recent years, we have increased our sales in the Middle East market through distributors and established our own direct sales initiatives. Our distribution/manufacturing center in Dubai, United Arab Emirates (“UAE”) is a state-of-the-art facility with just-in-time delivery capabilities that includes banana ripening and cold storage facilities, fresh-cut fruit and vegetable operations and an ultra-fresh juice manufacturing operation. We distribute these products in the UAE and export them to other Middle East countries. We also operate a distribution center in Abu-Dhabi, UAE that includes banana ripening and cold storage facilities. In Saudi Arabia, through our 60%-owned joint venture, we own two distribution centers with banana ripening, cold storage facilities and fresh-cut fruit and vegetable operations and prepared food manufacturing capabilities for juices, potatoes and sandwiches.  One of the distribution centers is located in Riyadh, the capital city of Saudi Arabia, and the other distribution center is located in Jeddah, the second largest city in the country.  These strategically located distribution centers distribute our fresh produce and prepared food products to this growing market. In addition, we market and distribute prepared food products in the UAE, Jordan, Saudi Arabia and various other Middle East and North African markets. In Jordan, we own a state-of-the-art vertically integrated poultry business including poultry farms, feed mill, slaughterhouse and a meat processing plant. We are the leading provider of poultry products to retail stores and foodservice operators in that country. In recent years, we have expanded our food business in Jordan with the addition of the meat processing operation that provides meat products for the local market and for export to other Middle East and North African markets. We believe that the Middle East, North Africa and countries formerly part of the Soviet Union represent an area for increased sales and development of our fresh and prepared food products. Utilizing our extensive knowledge of this region, we plan to capitalize on this opportunity with increased focus and investments in these markets.

Asia

In 2012, 12% of our net sales were in Asia.  We distribute our products in Asia through direct marketing and large distributors. Our principal markets in this region are Japan, South Korea, mainland China and Hong Kong. In Japan, we distributed approximately 93% of the products we sold in 2012 through direct sales and the remainder through Japan’s largest fresh produce wholesaler, which distributes our products on a commission basis. In 2013, we plan to distribute 100% of our products in the Japan market. We also expanded our existing fresh-cut operations in Japan during 2012 which contributed to an increase in gross profit. Our products are distributed from four distribution centers located at strategic ports in Japan with cold storage and banana ripening operations.

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

South America

In South America, we have direct sales and marketing activities in strategic markets and also utilize local distributors in this region. Our sales in these markets focus mainly on non-tropical fruit including grapes, apples, pears, peaches, plums, cherries, kiwi and nectarines.

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

The extent of competition varies by product. In the pineapple and non-tropical fruit markets, we believe that the high degree of capital investment and cultivation expertise required, as well as the longer length of the growing cycle, makes it relatively difficult to enter the market. However, in recent years we have experienced an increase in competition to our Del Monte Gold ® Extra Sweet pineapple, which has negatively affected our results.

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

 In the melon market, we compete with producers and distributors of both branded and unbranded melons. From June to October, the peak North American and European melon-growing season, many growers enter the market with less expensive unbranded or regionally branded melons due to the relative ease of growing melons during this period, the short growth cycle and reduced transportation costs resulting from the proximity of the melon farms to the markets. These factors permit many smaller domestic growers to enter the market. During the offshore growing season from November to May, we compete with growers principally in Central America.  In recent years, there has been an abundant supply of melons in the market during the offshore growing season, which has negatively affected our results.

 The fresh-cut produce market is highly fragmented, and we compete with a wide variety of local and regional distributors of branded and unbranded fresh-cut produce and, in the case of certain fresh-cut vegetables, a small number of large, branded producers and distributors. However, we believe that our principal competitive challenge is to capitalize on the growing trend of retail chains and independent grocers to outsource their own on-premises fresh-cut operations. We believe that our sales strategy, which emphasizes not only our existing sources of fresh produce, but also a full range of value-added services, strict compliance with food safety standards and our national distribution capability, positions us to increase our share of this market.

The processed fruit and beverage markets are mature markets characterized by high levels of competition and consumer awareness. Consumer choices are driven by price and/or quality. Large retailers with their “buyers own label” (“BOL”) products appeal to price-conscious consumers, while brand names are the key differentiator for quality-focused consumers. In the processed food and beverage markets in Europe, Africa and the Middle East, we compete with various local producers, large retailers with their BOL products, as well as with large international branded companies. It is in the branded section that our processed foods products, specifically, canned fruit and pineapple in many European countries, hold a leading position in these markets. The mature state of the market in Western Europe, together with the strength and sophistication of the large retailers there, account in part for the increasing presence of BOL products in many food and beverage categories. In the past few years, we have faced increased competitive pressure, particularly in the U.K. market, for branded processed food and beverage products. At the same time, our marketing and distribution costs in these European markets have increased. In order to reduce our costs and increase our competitiveness in the processed food business, we use distributors in certain key European markets to perform product distribution and sales and marketing activities. Under these arrangements, the sales, warehousing, logistics, marketing and promotion functions are all performed by the distributor.  In the United Kingdom, we have also outsourced our beverage production.  This strategy takes advantage of lower cost and established marketing and distribution networks and enables us to reduce costs and increase our competitiveness in these mature markets.

Quality Assurance

To ensure the consistent high quality of our products, we have a quality assurance group that maintains detailed quality specifications for all our products so that they meet or exceed minimum regulatory requirements. Our specifications require extensive sampling of our fresh produce at each stage of the production and distribution process to ensure high quality and proper sizing, as well as to identify the primary sources of any defects. Our fresh produce is evaluated based on both external appearance and internal quality, using size, color, porosity, translucence and sweetness as criteria. Only fresh produce meeting our stringent quality specifications is sold under the DEL MONTE® brand.

We are able to maintain the high quality of our products by growing a substantial portion of our own produce and working closely with our independent growers. We insist that all produce supplied by our independent growers meet the same stringent quality requirements as the produce grown on our farms. Accordingly, we monitor our independent growers to ensure that their produce will meet our agricultural and quality control standards, offer technical assistance on certain aspects of production and packing and, in some cases, manage the farms. The quality assurance process begins on the farms and continues as harvested products enter our packing facilities. Where appropriate, we cool the fresh produce at our packing facilities to maximize quality and optimize shelf life. As an indication of our commitment to quality, many of our operations have received certificates of compliance from the International Standards of Operation, in environmental compliance (14001) and production processes (9001). In 2003, we became the world’s first multinational fresh produce company to receive GlobalGap certification.  In 2011, all of our operations that produce or handle high risk foods (tomatoes, melons or leafy greens) achieved certification to the Hazard Analysis & Critical Control Points ("HACCP") based safe quality food standard.  HACCP is a management system in which food safety is addressed through the analysis and control of biological, chemical and physical hazards from raw material production, procurement and handling, to manufacturing, distribution and consumption of the finished product.  Taken together, these certifications reflect our commitment to quality and the strictest standards of food safety.

 Government Regulation

 Agriculture and the sale and distribution of fresh produce are subject to extensive regulation by government authorities in the countries where the produce is grown and the countries where it is marketed. We have internal policies and procedures to comply with the most stringent regulations applicable to our products, as well as a technical staff to monitor pesticide usage and compliance with applicable laws and regulations. We believe we are in material compliance with these laws and regulations.

We are also subject to various government regulations in countries where we market our products. The countries in which we market a material amount of our products are the United States, Canada, the countries of the European Union (“EU”), Japan, China, South Korea, Jordan, the UAE and Saudi Arabia. These government regulations include:

•	sanitary regulations, particularly in the United States and the EU;

•	regulations governing pesticide use and residue levels, particularly in the United States, United Kingdom, Germany and Japan; and

•	regulations governing traceability, packaging and labeling, particularly in the United States and the EU.

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

European Union Banana Import Regulations

 In November 2005, the EU agreed to reform its controversial banana import license regime. Latin America banana exporters and the United States long have complained that the EU’s banana trading system favored African, Caribbean and Pacific countries (“ACP”) in violation of global trade rules. From January 1, 2006, the quotas controlling import volumes of “third country” (almost exclusively Latin American) bananas coming into the EU were eliminated. Importers were required to pay a euro (“€”) tariff of €176 per ton and a small guarantee of €15 per ton.  Import licenses have been eliminated, but an import certificate is still required. The EU agreed to retain a duty-free quota of 775,000 tons per annum for bananas from ACP countries. In December 2007, most of the ACP countries, including Cameroon, signed a bilateral agreement with the EU that allows bananas duty free access to the EU market without any quantitative limitation commencing on January 1, 2008.   On December 15, 2009, the EU entered into an agreement with certain Latin America banana exporting countries to settle the long running dispute over banana import tariffs.  This agreement was ratified in May 2010. In addition, the EU will gradually reduce import tariffs on bananas from Latin America on an annual basis. The current level of €136 per ton in 2012 will be reduced to €114 per ton by 2017 as follows: 2013-€132, 2014-€127, 2015-€122, 2016-€117 and 2017-€114.   Also, the EU has entered into Free Trade Agreements with Columbia, Peru and five Central American countries. Under these bilateral trade agreements, duties on bananas will fall progressively to €75 per ton by 2020. The EU continues to negotiate Free Trade Agreements with Latin America banana-producing countries and there is a possibility that some form of new EU banana tariff-rate quotas will be reinstated. We cannot predict the impact of these changes in banana import tariffs on the EU market.

Environmental Proceedings

The management, use and disposal of some chemicals and pesticides are inherent aspects of our production operations. These activities and other aspects of production are subject to various environmental laws and regulations, depending upon the country of operation. In addition, in some countries of operation, environmental laws can require the investigation and, if necessary, remediation of contamination related to past or current operations. We are not a party to any dispute or legal proceeding relating to environmental matters where we believe that the risk associated with the dispute or legal proceeding would be material, except as described in Item 3.  Legal Proceedings and Note 16, “Litigation” to the Consolidated Financial Statements included in Item 8.  Financial Statements and Supplementary Data in connection with the Kunia Well Site.

 On May 10, 1993, the EPA identified a certain site at our plantation in Hawaii for potential listing on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended. See Item 3.  Legal Proceedings and Note 16, “Litigation” to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

 Research and Development, Patents and Licenses, Etc.

 Our research and development programs have led to improvements in agricultural and growing practices and product packaging technology. These programs are directed mainly at reducing the cost and risk of pesticides, using natural biological agents to control pests and diseases, testing new varieties of our principal fruit varieties for improved crop yield and resistance to wind damage and improving post-harvest handling. We have also been seeking to increase the productivity of low-grade soils for improved banana growth and experimenting with various other types of fresh produce. Our research and development efforts are conducted by our staff of professionals and include studies conducted in laboratories, as well as on-site field analyses and experiments. Our research and development professionals are located at our production facilities and in the United States, and we provide our growers with access to improved technologies and practices. We operate research and development facilities in the United States and Costa Rica where we conduct various research activities relating to the development of new fruit varieties.

 Some of the research and development projects include:

•	the development of the Del Monte Gold® Extra Sweet pineapple and other pineapple and melon varieties; and

•	improved irrigation methods and soil preparation for melon planting.

Our total corporate research and development expenses were $4.0 million, $3.6 million and $3.4 million for 2012, 2011 and 2010, respectively, and are included in selling, general and administrative expenses in the Consolidated Financial Statements.

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

We also have a royalty-free perpetual license to use the DEL MONTE® trademark in connection with the production, manufacture, sale and distribution of all food and beverage products in Europe, Africa, the Middle East and countries formerly part of the Soviet Union.

We also sell produce under several other brands for which we have obtained registered trademarks, including UTC®, Rosy®, Fruit Express®, Just Juice®, Fruitini® and other regional brands.

Seasonality

In part, as a result of seasonal sales price fluctuations, we have historically realized a greater portion of our net sales and of our gross profit during the first two calendar quarters of the year. The sales price of any fresh produce item fluctuates throughout the year due to the supply of and demand for that particular item, as well as the pricing and availability of other fresh produce items, many of which are seasonal in nature. For example, the production of bananas is continuous throughout the year and production is usually higher in the second half of the year, but the demand for bananas varies because of the availability of other fruit. As a result, demand for bananas is seasonal and generally results in higher sales prices during the first six months of the calendar year. We make most of our sales of non-tropical fruit from October to May. In the melon market, the entry of many growers selling unbranded or regionally branded melons during the peak North American and European melon growing season results in greater supply, and therefore lower selling prices, from June to October. As a result of greater demand during the fourth quarter, the prepared food business is expected to have higher net sales and gross profit during this period. These seasonal fluctuations are illustrated in the following table, which presents certain unaudited quarterly financial information for the periods indicated:

	Year ended
	December 28, 2012	December 30, 2011
Net sales:
First quarter	$897.9	$974.0
Second quarter	957.6	1,039.7
Third quarter	788.8	795.2
Fourth quarter	776.9	780.8
Total	$3,421.2	$3,589.7
Gross profit:
First quarter	$112.4	$122.8
Second quarter	116.4	102.9
Third quarter	74.4	62.9
Fourth quarter	38.5	30.9
Total	$341.7	$319.5

Employees

At year end 2012, we employed approximately 44,000 persons worldwide, substantially all of whom are year-round employees. Approximately 76% of these persons are employed in production locations. We believe that our overall relationship with our employees and unions is satisfactory.

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

 In addition, copies of our annual report may be obtained free of charge, upon written request to attention: Investor Relations, c/o Del Monte Fresh Produce Company, 241 Sevilla Avenue, Coral Gables, Florida 33134.

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

Our profitability depends largely upon our profit margins and sales volumes of bananas, pineapples and other fresh produce. In 2010, 2011 and 2012, banana sales accounted for the most significant portion of our total net sales, and historically pineapple sales have accounted for the most significant portion of our total gross profit.

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

In part as a result of seasonal sales price fluctuations, we have historically realized a greater portion of our gross profit during the first two quarters of each year. The sales price of any fresh produce item fluctuates throughout the year due to the supply of and demand for that particular item, as well as the pricing and availability of other fresh produce items, many of which are seasonal in nature. For example, the production of bananas is continuous throughout the year and production is usually higher in the second half of the year, but the demand for bananas during that period varies because of the availability of seasonal and alternative fruit. As a result, demand for bananas is seasonal and generally results in higher sales prices during the first six months of each calendar year. In the melon market, the entry of many growers selling unbranded or regionally branded melons during the peak North American and European melon growing season results in greater supply, and therefore, lower sales prices from June to October. In the North American and European regions, we realize most of our sales and gross profit for melons, grapes and non-tropical fruit from November to May.  In the prepared food business, we historically realize the largest portion of our net sales and gross profit in the third and fourth quarters of the year.

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

We conduct operations in many areas of the world involving transactions denominated in various currencies, and our results of operations, as expressed in dollars, may be significantly affected by fluctuations in rates of exchange between currencies. Although a substantial portion of our net sales (40% in 2012) are denominated in non-dollar currencies, we incur a significant portion of our costs in dollars. Although we periodically enter into currency forward contracts as a hedge against currency exposures, we may not enter into these contracts during any particular period or these contracts may not adequately offset currency fluctuations. We generally are unable to adjust our non-dollar local currency sales prices to compensate for fluctuations in the exchange rate of the dollar against the relevant local currency. In addition, there is normally a time lag between our costs incurred and collection of the related sales proceeds. Accordingly, if the dollar appreciates relative to the currencies in which we receive sales proceeds, our operating results may be negatively affected. Our costs are also affected by fluctuations in the value, relative to the U.S. dollar, of the currencies of countries in which we have significant production operations, with a weaker dollar resulting in increased production costs.

Our strategy of diversifying our product line, expanding into new geographic markets and increasing the value-added services that we provide to our customers may not be successful.

We are diversifying our product line through acquisitions and internal growth. In addition, we have expanded our service offerings to include a higher proportion of value-added services, such as the preparation of fresh-cut produce, ripening, customized sorting and packing, direct-to-store delivery and in-store merchandising and promotional support. This strategy represents a significant departure from our traditional business of delivering our products to our customers at the port. In recent periods, we have made significant investments in distribution centers, fresh-cut and prepared food facilities through capital expenditures and have expanded our business into new geographic markets. We may not be successful in anticipating the demand for these products and services, in establishing the requisite infrastructure to meet customer demands or the provision of these value-added services. During recent years, we incurred significant asset impairment and other charges as a result of our continuing efforts to align our diversified product lines to meet market demand. During 2012, we incurred $2.2 million in asset impairment charges principally related to under-performing production facilities in the United Kingdom and flood damage in our Costa Rica banana operations, partially offset by a gain on sales of previously impaired melon assets in Guatemala.

If we are unable to recover from current challenging economic conditions in Europe, specifically in the United Kingdom, the prepared food goodwill and trademark may be at risk for impairment in the future and we could also incur additional asset impairments related to under-utilized facilities.  Also, if pricing on tomatoes does not recover and we are not able to increase our customer base for tomatoes and vegetables in the U.S., our goodwill related to these products may be at risk for impairment in the future. If we are not successful in our diversification efforts, our business, financial condition or results of operations could be further materially and adversely affected.

The loss of one or more of our largest customers, or a reduction in the level of purchases made by these customers, could negatively impact our sales and profits.

Sales to Wal-Mart, Inc., our largest customer, amounted to approximately 12% of our total net sales in 2012 and our top 10 customers collectively accounted for approximately 28% of our total net sales. We expect that a significant portion of our revenues will continue to be derived from a relatively small number of customers. We believe these customers make purchase decisions based on a combination of price, product quality, consumer demand, customer service performance, desired inventory levels and other factors that may be important to them at the time the purchase decisions are made. Changes in our customers' strategies or purchasing patterns, including a reduction in the number of brands they carry, may adversely affect our sales. Additionally, our customers may face financial or other difficulties which may impact their operations and cause them to reduce their level of purchases from us, which could adversely affect our results of operations. Customers also may respond to any price increase that we may implement by reducing their purchases from us, resulting in reduced sales of our products. If sales of our products to one or more of our largest customers are reduced, this reduction may have a material adverse effect on our business, financial condition, and results of operations. Any bankruptcy or other business disruption involving one of our significant customers also could adversely affect our results of operations.

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

During 2011, the cost of fuel increased by 37% and container board increased 8% as compared with 2010. During 2012, the cost of fuel increased 8% and containerboard decreased 8%. In addition, we are subject to the volatility of the charter vessel market because 8 of our refrigerated vessels are chartered. These charters are principally for periods of two to 10 years.  Charter rates have generally remained stable over the past three years. As a result, significant increases in fuel, packaging material and charter rates would materially and adversely affect our results.

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

The U.S. Environmental Protection Agency (“EPA”) has placed a certain site at our former plantation in Oahu, Hawaii on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. Under an order entered into with the EPA, we completed a remedial investigation and engaged in a feasibility study to determine the extent of the environmental contamination. The remedial investigation report was finalized in January 1999 and approved by the EPA in February 1999. A final draft feasibility study was submitted for EPA review in December 1999 and updated in December 2001 and October 2002, and approved by the EPA in April 2003. In September 2003, the EPA issued the Record of Decision (“ROD”). The EPA estimated in the ROD that the remediation costs associated with the cleanup of our plantation would range from $12.9 million to $25.4 million. Certain portions of the EPA’s estimates were discounted using a 5% interest rate. The undiscounted estimates are between $14.8 million to $28.7 million. As of December 28, 2012, there is $15.8 million included in other noncurrent liabilities and $1.0 million included in accounts payable and accrued expenses in our Consolidated Balance Sheets relating to the Kunia well site clean-up, which we expect to expend in 2013. We expect to expend approximately $1.0 million per year on this matter for the following four years. See Item 3.  Legal Proceedings  and Note 16, “ Litigation ” to the Consolidated Financial Statements included in Item 8.  Financial Statements and Supplementary Data.  In addition, we are involved in several actions in U.S. and non-U.S. courts involving allegations by numerous Central American and Philippine plaintiffs that they were injured by exposure to a nematocide containing the chemical Dibromochloropropane (“DBCP”) during the 1970’s. See Item 3.  Legal Proceedings and Note 16, “Litigation” to the Consolidated Financial Statements included in Item 8.  Financial Statements and Supplementary Data.

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

Our business is multinational and subject to the political, economic and other risks that are inherent in operating in numerous countries. These risks include those of adverse government regulation, including the imposition of import and export duties and quotas, currency restrictions, expropriation and potentially burdensome taxation. For example, banana import regulations have in prior years restricted our access to the EU banana market and increased the cost of doing business in the EU.  In December

2009, the EU entered into an agreement with certain Latin America banana exporting countries to settle the long running dispute over banana import tariffs.  This agreement was ratified during the first half of 2010. In addition, the EU will gradually reduce import tariffs on bananas from Latin America on an annual basis from the current level of €132 per ton in 2012 to €114 per ton in 2017.  Also, the EU has entered into Free Trade Agreements with Colombia, Peru and five Central American countries. Under these bilateral trade agreements, duties on bananas will fall progressively to €75 per ton by 2020. The EU continues to negotiate Free Trade Agreements with Latin American banana-producing countries, and there is a possibility that some form of new EU banana tariff-rate quotas will be reinstated.  We cannot predict the impact of further changes to the banana import tariffs or new quotas on the EU banana market.

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

We are also subject to a variety of government regulations in countries where we market our products, including the United States, the EU, Asia, countries of the Middle East and Africa. Examples of the types of regulation we face include:

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

Members of the Abu-Ghazaleh family, including our Chairman and Chief Executive Officer and one of our directors, are our principal shareholders. Together, as of February 8, 2013, they beneficially own 33.6% of our outstanding Ordinary Shares, and our Chairman and Chief Executive Officer holds, and is expected to continue to hold, an irrevocable annual proxy to vote all of these shares. We expect our principal shareholders to continue to use their interest in our Ordinary Shares to significantly influence the direction of our management, the election of our entire board of directors, the method and timing of the payment of dividends, subject to applicable debt covenants and to determine substantially all other matters requiring shareholder approval and to control us. The concentration of our beneficial ownership may have the effect of delaying, deterring or preventing a change in control, may discourage bids for the Ordinary Shares at a premium over their market price and may otherwise adversely affect the market price of the Ordinary Shares.

A substantial number of our Ordinary Shares are available for sale in the public market, and sales of those shares could adversely affect our share price.

Future sales of our Ordinary Shares by our principal shareholders, or the perception that such sales could occur, could adversely affect the prevailing market price of our Ordinary Shares. Of the 57,739,371 Ordinary Shares outstanding as of February 8, 2013, 19,391,639 Ordinary Shares are owned by the principal shareholders and are “restricted securities.” These “restricted securities” can be registered upon demand and are eligible for sale in the public market without registration under the Securities Act of 1933 (the “Securities Act”), subject to compliance with the resale volume limitations and other restrictions of Rule 144 under the Securities Act.

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
The following table summarizes the approximate plantation acreage under production that are owned or leased by us and the principal products grown on such plantations by location as of the end of 2012:

	Acres Under Production
Location	Acres Owned	Acres Leased	Products
Costa Rica	42,600	7,400	Bananas, Pineapples, Melons
Guatemala	8,900	4,100	Bananas, Melons
Brazil	6,300	—	Bananas, Other Crops
Chile	4,300	800	Non-Tropical Fruit
Kenya	—	11,500	Pineapples
Philippines	—	5,100	Bananas, Pineapples
United States	—	2,100	Melons

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

Europe

We operate three distribution centers in Germany, an owned facility and two leased. We also own and operate a fresh-cut facility in the United Kingdom. Also in the United Kingdom, we own a distribution center that is currently closed. In Poland, we operate two distribution centers that are leased from third parties and include ripening facilities and other value added services. We own and operate a production facility for prepared fruit, tomato products and snacks in Larissa, Greece.

Asia

Our products are distributed from four leased distribution centers located at strategic ports in Japan with cold storage and banana ripening operations. In addition, we own one and lease two distribution centers in South Korea and lease a distribution center in Hong Kong. Our South Korean distribution centers include state-of-the art ripening technology and other value-added services. We also own and operate one fresh-cut facility in Japan.

South America

In Brazil, we own approximately 30,000 acres of land of which 6,300 acres are under production. In Uruguay, we own approximately 7,800 acres of which 4,200 acres contain a citrus plantation that is leased to a third party.

Africa

We own and operate a warehouse and cannery in Kenya.

Middle East

In Jordan, we own an integrated poultry business including poultry farms, feed mill and poultry slaughterhouse and meat processing plant.  We also own a combined distribution/manufacturing center in Dubai, UAE. This state-of-the-art facility includes banana ripening and cold storage facilities, fresh-cut fruit and vegetable operations and an ultra fresh juice manufacturing operation. In addition, we operate a distribution center under an operating lease from a third party in Abu-Dhabi, UAE that includes banana ripening and cold storage facilities. In Saudi Arabia, we own 60% of a joint venture that operates two owned distribution centers with banana ripening, cold storage facilities and fresh-cut products and prepared food manufacturing capabilities.

Maritime and Other Equipment (including Containers)

We own a fleet of 14 and charter another 8 refrigerated vessels. In addition, we own or lease other related equipment, including approximately 4,100 refrigerated container units and 170 trucks and refrigerated trailers used to transport our fresh produce in the United States.

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

We believe that our property, plant and equipment are well maintained, in good operating condition and adequate for our present needs. Except as noted in Item 3. Legal Proceedings and Note 16, “Litigation” to the Consolidated Financial Statements included in Item 8.  Financial Statements and Supplementary Data, we know of no other environmental issues that may affect the utilization of our property, plant and equipment. For further information with respect to our property, plant and equipment, see Note 6, “Property, Plant and Equipment ” to the Consolidated Financial Statements filed as part of this Report.

The principal capital expenditures planned for 2013 consist primarily of the expansion and improvement of production facilities in Costa Rica, Kenya, the Philippines and Chile combined with expansion and improvements of our distribution and fresh-cut facilities in North America.

Item 3.	Legal Proceedings

See Note 16, “Litigation” to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Ordinary Share Prices and Related Matters

Our Ordinary Shares are traded solely on the New York Stock Exchange ("NYSE"), under the symbol FDP, and commenced trading on October 24, 1997, the date of our initial public offering.

The following table presents the high and low sales prices of our Ordinary Shares for the periods indicated as reported on the NYSE Composite Tape:

	High	Low
2012
First quarter	$25.24	$22.08
Second quarter	$25.03	$22.04
Third quarter	$25.93	$23.20
Fourth quarter	$26.83	$24.56
2011
First quarter	$28.58	$24.63
Second quarter	$27.49	$25.54
Third quarter	$27.68	$21.41
Fourth quarter	$26.62	$22.33

Dividend Policy

In November 2010, our Board of Directors reinstated a quarterly cash dividend, declaring a third quarter 2010 cash dividend of $0.05 per ordinary share to shareholders of record on November 17, 2010.  In August 2011, our Board of Directors increased the interim cash dividend from $0.05 to $0.10 per ordinary share. We paid an aggregate of $23.2 million and $17.7 million in dividends during the years ended December 28, 2012 and December 30, 2011, respectively. Because we are an exempted holding company, our ability to pay dividends and to meet our debt service obligations depends primarily on receiving sufficient funds from our subsidiaries. Pursuant to our credit facility, we may declare and pay dividends and distributions in cash solely out of and up to 50% of our net income for the year immediately preceding the year in which the dividend or distribution is paid, or at such time the dividend is paid or declared, as the case may be, subject to certain other credit facility conditions, when the Consolidated Leverage Ratio is less than 3.25 to 1.0. It is also possible that countries in which one or more of our subsidiaries are located could institute exchange controls, which could prevent those subsidiaries from remitting dividends or other payments to us. Dividends are payable when, as, and if declared by our board of directors, and we cannot assure that dividends will be paid in the future.

Shareholders

As of February 8, 2013, we had 86 shareholders of record, which excludes shareholders whose shares were held by brokerage firms, depositories and other institutional firms in “street name”.

Performance Graph

The following graph compares the cumulative five-year total return of holders of FDP ordinary shares with the cumulative total returns of the S&P 500 index and the S&P 500 Food Products index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 28, 2007 to December 28, 2012.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Fresh Del Monte Produce Inc., the S&P 500 Index, and S&P 500 Food Products

$160
$140
$120
$100
$80
$60
$40
$20
$0
12/28/07
12/26/08
1/1/10
12/31/10
12/30/11
12/28/12
Fresh Del Monte Produce Inc.
S&P 500
S&P 500 Food Products

*$100 invested on 12/28/07 in stock or 12/31/07 in index, including reinvestment of dividends.
Indexes calculated on month-end basis.

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/28/2007	12/26/2008	1/1/2010	12/31/2010	12/30/2011	12/28/2012
Fresh Del Monte Produce Inc.	100.00	69.91	65.27	73.85	74.93	78.90
S&P 500	100.00	63.00	79.67	91.67	93.61	108.59
S&P 500 Food Products	100.00	100.00	100.00	111.27	127.66	138.07

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Share Repurchase Program

The following table provides information regarding our purchases of Ordinary Shares during the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
September 29, 2012 through October 31, 2012	—	$—	—	$142,022,179
November 1, 2012 through November 30, 2012	351,000	$25.33	351,000	$133,130,818
December 1, 2012 through December 28, 2012	209,560	$25.93	209,560	$127,696,090
Total	560,560	$25.56	560,560	$127,696,090

(1)	As of December 28, 2012, we repurchased and retired 560,560 of our ordinary shares.

(2)	On May 5, 2010, we announced that our Board of Directors, at their May 5, 2010 board meeting, approved a three-year stock repurchase program of up to $150.0 million of our ordinary shares.

Item 6.	Selected Financial Data

Our fiscal year end is the last Friday of the calendar year or the first Friday subsequent to the end of the calendar year, whichever is closest to the end of the calendar year.

The following selected financial data for the years ended December 26, 2008, January 1, 2010, December 31, 2010, December 30, 2011 and December 28, 2012 is derived from our audited Consolidated Financial Statements for the applicable year, prepared in accordance with U.S. generally accepted accounting principles.

The following selected financial data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and accompanying notes contained in Item 8. Financial Statements and Supplementary Data in this Report.

	Year ended
	December 28, 2012	December 30, 2011	December 31, 2010	January 1, 2010	December 26, 2008
	(U.S. Dollars in millions, except share and per share data)
Statement of Income Data:
Net sales	$3,421.2	$3,589.7	$3,552.9	$3,496.4	$3,531.0
Cost of products sold	3,079.5	3,270.2	3,280.5	3,185.6	3,187.0
Gross profit	341.7	319.5	272.4	310.8	344.0
Selling, general and administrative expenses	177.2	190.4	166.8	165.8	162.5
Gain on disposal of property, plant and equipment	0.2	3.1	9.2	11.2	7.5
Asset impairment and other charges, net	3.3	16.3	37.3	8.0	18.4
Operating income	161.4	115.9	77.5	148.2	170.6
Interest expense, net	2.3	5.7	9.9	11.2	13.1
Other (expense) income, net	(1.9)	(9.7)	(7.5)	(5.2)	4.5

Income before income taxes	157.2	100.5	60.1	131.8	162.0
Provision for (benefit from) income taxes	12.2	5.7	(0.7)	(12.8)	4.8
Net income	$145.0	$94.8	$60.8	$144.6	$157.2

Less: net income (loss) attributable to noncontrolling interest (1)	1.8	2.3	(1.4)	0.7	(0.5)
Net income attributable to Fresh Del Monte Produce Inc.	$143.2	$92.5	$62.2	$143.9	$157.7

Net income per ordinary share - Basic	$2.47	$1.57	$1.03	$2.26	$2.49

Net income per ordinary share - Diluted	$2.46	$1.56	$1.02	$2.26	$2.48

Dividends declared per ordinary share	$0.40	$0.30	$0.05	$—	$—

Weighted average number of ordinary shares:
Basic	57,937,245	58,893,832	60,535,978	63,570,999	63,344,941
Diluted	58,121,501	59,163,282	60,710,939	63,668,352	63,607,786

Balance Sheet Data (at period end):
Cash and cash equivalents	$39.9	$46.9	$49.1	$34.5	$27.6
Working capital	563.5	522.2	513.8	551.3	200.2
Total assets	2,533.4	2,504.0	2,517.7	2,596.0	2,651.0
Total debt	126.2	215.5	295.6	325.2	512.8
Shareholders' equity (2)	1,831.4	1,715.1	1,631.5	1,695.2	1,513.9

(1)
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

Overview

We are one of the world’s leading vertically integrated producers, marketers and distributors of high-quality fresh and fresh-cut fruit and vegetables, as well as a leading producer and marketer of prepared fruit and vegetables, juices, beverages and snacks in Europe, Africa and the Middle East. We market our products worldwide under the DEL MONTE® brand, a symbol of product innovation, quality, freshness and reliability since 1892. Our global sourcing and logistics system allows us to provide regular delivery of consistently high-quality produce and value-added services to our customers. Our major producing operations are located in North, Central and South America, Asia and Africa. Production operations are aggregated on the basis of our products: bananas, other fresh produce and prepared foods. Other fresh produce includes pineapples, melons, tomatoes, non-tropical fruit (including grapes, apples, pears, peaches, plums, nectarines, avocados, citrus and kiwis), fresh-cut produce and other fruit and vegetables and a plastic product and box manufacturing business and third-party ocean freight services. Prepared foods include prepared fruit and vegetables, juices, beverages, snacks, poultry and meat products.

Strategy

Our strategy is a combination of maximizing revenues from our existing infrastructure, entering new markets and strict cost control initiatives. We plan to continue to capitalize on the growing global demand for fresh produce and expand our reach into existing and new markets. We expect sales growth of fresh produce in key markets by increasing sales volume and per unit sales prices as permitted by market conditions. Our strategy includes increasing volumes from existing production and distribution facilities in order to improve operating efficiencies and reduce per unit costs. We plan additional investments in production facilities to expand our product offering in established markets and continue with our recent expansion in growth markets, such as the Middle East, Africa and countries formerly part of the Soviet Union. We also plan additional investments in our North America distribution and fresh-cut fruit facilities to support our planned growth in this market.

Net Sales

Our net sales are affected by numerous factors, including mainly the balance between the supply of and demand for our produce and competition from other fresh produce companies. Our net sales are also dependent on our ability to supply a consistent volume and quality of fresh produce to the markets we serve. For example, seasonal variations in demand for bananas as a result of increased supply and competition from other fruit are reflected in the seasonal fluctuations in banana prices, with the first six months of each year generally exhibiting stronger demand and higher prices, except in those years where an excess supply exists.  In 2012, our overall banana sales volume decreased by 7% while our average per unit sales prices decreased by 1%. Our net sales of other fresh produce were negatively impacted by lower sales volumes of tomatoes, melons, pineapples and non-tropical fruit. In the processed foods business, we generally realize the largest portion of our net sales and gross profit in the third and fourth quarters of the year. During 2012, our prepared food net sales decreased principally as a result of lower sales of canned pineapples due to lower yields and lower selling prices for industrial products which resulted from higher industry supplies.

Since our financial reporting currency is the U.S. dollar, our net sales are significantly affected by fluctuations in the value of the currency in which we conduct our sales versus the dollar, with a weak dollar versus such currencies resulting in increased net sales in dollar terms. Including the effect of our foreign currency hedges, net sales for 2012 were negatively impacted by $30.5 million, as compared to 2011, principally as a result of a weaker Japanese yen, euro and Korean won versus the U.S. dollar.

During 2012, our net sales were negatively affected by lower sales volumes of bananas, tomatoes, pineapples and melons, principally due to our business rationalization based on our decision to not enter into unprofitable contracts with certain large retailers. Our net sales were positively affected by higher sales volume of fresh-cut products in North America and the Middle East that resulted from an expanded customer base and improved demand for our products. Also positively affecting our net sales were our expansion into new markets in the Middle East. Our net sales growth in recent years has been achieved primarily through increased sales volume in existing markets of other fresh produce, primarily pineapples, fresh-cut products and non-tropical fruit, and favorable pricing on our Del Monte Gold® Extra Sweet pineapple combined with increased sales volume and per unit sales prices of bananas in existing and new markets. Our net sales growth in recent years has also been attributable to a broadening of our product line with the expansion of our fresh-cut produce business, specifically increased sales to the foodservice sector, combined with our expansion into new markets. We expect our net sales growth to continue to be driven by increased sales volumes across all of our segments. In the Middle East, we expect to continue to increase our net sales of our fresh produce and prepared food product offerings as a result of our expansion in the Saudi Arabian and other regional markets. We also expect to increase our sales by developing new products in the prepared food segment, targeting the convenience store and foodservice trade in selected European and Middle East markets and to continue to expand our sales of beverage products in the European and Sub-Sahara African markets.

Cost of Products Sold

Cost of products sold is principally composed of two elements, product and logistics costs. Product cost for our produce is primarily composed of cultivation (the cost of growing crops), harvesting, packaging, labor, depreciation and farm administration. Product cost for produce obtained from independent growers is composed of produce and packaging costs. Logistics costs include land and sea transportation and expenses related to port facilities and distribution centers. Sea transportation cost is the most significant component of logistics costs and is comprised of the cost of vessel operating expenses and chartering refrigerated vessels. Vessel operating expenses for our owned vessels include operations, maintenance, depreciation, insurance, fuel (the cost of which is subject to commodity price fluctuations), and port charges. For chartered vessels, operating expenses include the cost of chartering the vessels, fuel and port charges. Variations in containerboard prices, which affect the cost of boxes and other packaging materials, and fuel prices can have a significant impact on our product cost and our profit margins. Also, variations in the production yields, fertilizers and other input costs and the cost to procure products from independent growers can have a significant impact on our costs. Containerboard, plastic, resin and fuel prices have historically been volatile. During 2011, cost of fuel increased by 37% and containerboard increased by 8%, increasing our cost of product sold by $49.7 million. Also included was a credit of $(3.3) million in 2011 related to insurance claims proceeds as a result of damages that occurred in 2010 from flooding in Guatemala and an earthquake in Chile and $1.9 million in inventory write-downs in Central America as a result of our melon program rationalization and write-down of packaging material and other inventory in one of our United Kingdom fresh-cut operations. During 2012, cost of fuel increased by 8% and containerboard decreased 8%, with negligible effect on our cost of products sold. Also included were $0.7 million in 2012 in inventory write-offs related to our previously discontinued pineapple and melon operations in Brazil and $0.4 million in inventory write-offs and clean-up costs and a credit of $(0.2) million for insurance reimbursements related to floods in Costa Rica.

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

Since our financial reporting currency is the U.S. dollar, our costs are affected by fluctuations in the value of the currency in which we have significant operations versus the dollar, with lower costs resulting from a strong U.S. dollar. During 2012, cost of products sold was positively impacted by approximately $19.4 million as compared with 2011 due to a stronger U.S. dollar versus the various currencies in which we have significant operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily include the costs associated with selling in countries where we have our own sales force, advertising and promotional expenses, professional fees, general corporate overhead and other related administrative functions.

Gain on Disposal of Property, Plant and Equipment

Gain on disposal of property, plant and equipment was $0.2 million in 2012 principally as a result of the sale of shipping-related equipment and other surplus equipment, partially offset by the disposal of low-yield banana plants in Costa Rica. In 2011, the gain on disposal of property, plant and equipment of $3.1 million resulted primarily from the sale of shipping-related equipment.
Asset Impairment and Other Charges, Net

Asset impairment and other charges, net were $3.3 million in 2012 as compared with $16.3 million in 2011, a decrease of $13.0 million. In 2012, we recorded asset impairment and other charges totaling $3.3 million principally related to an underutilized fresh-cut facility and distribution centers in the United Kingdom, flood damages in our Costa Rica banana operations net of insurance proceeds, credits from insurance proceeds related to prior years flood in our Guatemala banana operations and other costs in Hawaii.

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

Interest Expense

Interest expense consists primarily of interest on borrowings under working capital facilities that we maintain and interest on other long-term debt primarily for capital lease obligations. In 2012, our interest expense declined, reflecting primarily a decrease in our average outstanding debt.

Other (Expense) Income, Net

Other (expense) income, net, primarily consists of currency exchange gains or losses, equity gains and losses in unconsolidated companies and other miscellaneous income and expense items. During 2012, we recorded lower foreign exchange losses as compared with 2011 combined with a gain on the sale of equity securities and equity income from unconsolidated companies.

Provision for Income Taxes

The provision for income taxes in 2012 was $12.2 million and includes $9.7 million of credits due primarily to reversals of uncertain tax positions due to a lapse in the statue of limitations and settlements of tax audits and litigation and changes in tax rates in certain jurisdictions. Income taxes consist of the consolidation of the tax provisions, computed on a separate entity basis, in each country in which we have operations. Since we are a non-U.S. company with substantial operations outside the United States, a substantial portion of our results of operations is not subject to U.S. taxation. Several of the countries in which we operate have favorable tax rates. We are subject to U.S. taxation on our operations in the United States. From time to time, tax authorities in various jurisdictions in which we operate audit our tax returns and review our tax positions. There are audits presently pending in various countries. There can be no assurance that any tax audits, or changes in existing tax laws or interpretations in countries in which we operate, will not result in an increased effective tax rate for us.

Results of Operations

The following table presents, for each of the periods indicated, certain income statement data expressed as a percentage of net sales:

	Year ended
	December 28, 2012	December 30, 2011	December 31, 2010
Statement of Income Data:
Net sales	100.0%	100.0%	100.0%
Gross profit	10.0	8.9	7.7
Selling, general and administrative expenses	5.2	5.3	4.7
Operating income	4.7	3.2	2.2
Interest expense	0.1	0.2	0.3
Net income attributable to
Fresh Del Monte Produce Inc.	4.2	2.6	1.8

The following tables present for each of the periods indicated (i) net sales by geographic region, (ii) net sales by product category and (iii) gross profit by product category and, in each case, the percentage of the total represented thereby:

	Year ended
	December 28, 2012		December 30, 2011		December 31, 2010
	(U.S. dollars in millions)
Net sales by geographic region:
North America	$1,821.1	53%	$1,806.8	50%	$1,741.3	49%
Europe	704.3	21%	854.8	24%	913.8	26%
Asia	422.2	12%	431.5	12%	411.1	11%
Middle East	387.4	11%	429.2	12%	421.1	12%
Other	86.2	3%	67.4	2%	65.6	2%
Total	$3,421.2	100%	$3,589.7	100%	$3,552.9	100%

	Year ended
	December 28, 2012		December 30, 2011		December 31, 2010
	(U.S. dollars in millions)
Net sales by product category:
Banana	$1,544.6	45%	$1,653.1	46%	$1,620.3	46%
Other fresh produce	1,544.8	45%	1,581.6	44%	1,572.8	44%
Prepared food	331.8	10%	355.0	10%	359.8	10%
Total	$3,421.2	100%	$3,589.7	100%	$3,552.9	100%

Gross profit by product category:
Banana	$89.7	26%	$88.3	28%	$31.4	11%
Other fresh produce	205.8	60%	177.9	55%	195.4	72%
Prepared food	46.2	14%	53.3	17%	45.6	17%
Total	$341.7	100%	$319.5	100%	$272.4	100%

2012 Compared with 2011

Net Sales

Net sales in 2012 were $3,421.2 million compared with $3,589.7 million in 2011. The decrease in net sales of $168.5 million was primarily attributable to lower net sales of bananas, other fresh produce and prepared food.

•	Net sales in the banana segment decreased by $108.5 million principally due to lower sales in Europe, the Middle East and Asia, partially offset by higher sales in North America.

◦
Europe banana net sales decreased primarily due to lower sales volumes in Germany and the United Kingdom as a result of our decision not to enter into unprofitable banana sales contracts with certain large retailers, partially offset by net sales increases in Southern Europe and higher per unit sales prices.

◦
Middle East banana net sales decreased principally due to lower sales volumes, a result of reduced shipments from Central America into secondary Middle East markets combined with lower purchases from independent growers in the Philippines, partially offset by higher per unit sales prices.

◦
Asia banana net sales decreased principally due to lower sales volumes as a result of reduced purchases from independent growers combined with lower per unit sales prices due to higher industry volumes in the Japan and Korea markets principally as a result of restricted shipments to China.

◦
North America banana net sales increased primarily due to a 5% increase in sales volumes that resulted from increased shipments from Costa Rica, partially offset by lower per unit sales prices. The lower per unit sales prices in North America were primarily due to the absence of a per box surcharge that was implemented in the latter part of the first quarter of 2011 through the second quarter of 2011 as a result of industry shortages.

•
Net sales in the other fresh produce segment decreased by $36.8 million principally as a result of lower sales of tomatoes, pineapples and melons partially offset by higher net sales of fresh-cut products.

◦	Net sales of tomatoes decreased primarily due to lower per unit sales prices that resulted from higher industry volumes combined with our rationalization program which reduced our sales volumes.

◦
Net sales of pineapples decreased principally as a result of lower sales volumes in Europe, the Middle East and Asia as a result of reduced production from our Costa Rica and Philippines operations. Sales volumes decreased 7% in 2012 as a result of planned volume reductions consistent with demand and growing delays. Per unit sales prices were higher in Europe, the Middle East and Asia due to improved market conditions. In North America, pineapple net sales increased due to increased shipments from Costa Rica which resulted in a slight reduction in per unit sales prices.

◦
Net sales of melons decreased principally as a result of a 23% reduction in sales volumes due to planned rationalization of melon operations in Central America, partially offset by a 20% increase in per unit sales prices that resulted from improved market conditions in North America combined with low domestic industry volumes.

◦
Net sales of fresh-cut products increased primarily due to higher per unit sales prices and sales volumes in North America and the Middle East that resulted from an expanded customer base and improved demand for our products in North America combined with expansion into new markets and introduction of new products in the Middle East. In Asia, net sales of fresh-cut products increased due to improved demand. Partially offsetting these increases in net sales of fresh-cut products were lower sales volumes in Europe that resulted from our closure of a fresh-cut prepared salad facility in the United Kingdom earlier in the year.

•
Net sales in the prepared food segment decreased by $23.2 million principally as a result of lower sales volume of canned pineapples due to lower yields in our Kenya operation combined with worldwide lower selling prices for industrial products which resulted from higher industry supplies. Partially offsetting these decreases in net sales in the prepared food segment were higher net sales in our Jordanian poultry business due to increased production volumes which resulted from improved yields.

Cost of Products Sold

Cost of products sold was $3,079.5 million in 2012 compared with $3,270.2 million in 2011, a decrease of $190.7 million. This decrease in cost of products sold was primarily attributable to an overall 5% reduction in sales volumes combined with lower ocean freight costs as a result of improved vessel utilization. In 2012, we recorded $0.7 million in inventory write-offs related to our previously discontinued pineapple and melon operations in Brazil and $0.4 million in inventory write-offs and clean-up costs and a credit of $(0.2) million for insurance reimbursements related to floods in Costa Rica. In 2011, we recorded a credit of $(3.3) million related to insurance claims proceeds as a result of damages that occurred in 2010 from flooding in Guatemala and an earthquake in Chile and $1.9 million in inventory write-downs in Central America as a result of our melon program rationalization and write-down of packaging material and other inventory in one of our United Kingdom fresh-cut operations.

Gross Profit

Gross profit was $341.7 million in 2012 compared with $319.5 million in 2011, an increase of $22.2 million. The increase in gross profit was attributable to higher gross profit on other fresh produce and bananas, partially offset by lower gross profit in prepared food.

•	Gross profit in the other fresh produce segment increased by $28.0 million due to higher gross profit on melons, fresh-cut products and pineapples, partially offset by lower gross profit on tomatoes.

◦
Gross profit on melons increased principally due to higher per unit selling prices in North America as a result of improved market conditions, partially offset by higher per unit distribution and transportation costs.

◦
Gross profit on fresh-cut products increased principally due to higher per unit selling prices in North America as a result of improved market conditions. Also contributing to the increase in gross profit on fresh-cut products were higher per unit selling prices and lower per unit costs in the Middle East due to improved market conditions and operational improvements combined with higher selling prices in Europe and Asia as a result higher customer demand.

◦
Gross profit on pineapples increased principally due to higher per unit selling prices in Europe, the Middle East and Asia as a result of improved market conditions combined with lower ocean freight costs, partially offset by higher per unit fruit cost due to lower yields. Worldwide per unit sales prices increased 4% and per unit cost increased 2%.

◦	Gross profit on tomatoes decreased due to lower sales volumes and per unit selling prices that resulted principally from high industry supplies in North America.

•
Gross profit on the banana segment increased by $1.4 million principally due to higher per unit selling prices in Europe combined with lower per unit cost as a result of improved vessel utilization. Partially offsetting these increases in gross profit on bananas were lower per unit selling prices in North America and Asia and lower sales volumes in the Middle East.

•
Gross profit on the prepared food segment decreased by $7.1 million principally as a result of reduced sales volumes and per unit selling prices of canned pineapples combined with increased per unit cost which resulted from lower yields. Also contributing to the lower gross profit in the prepared food segment were lower selling prices for industrial products as a result of higher industry supplies. Partially offsetting these decreases were higher gross profit on deciduous canned products due to improved pricing and lower per unit cost principally as a result of operational improvements and higher gross profit in our Jordanian poultry business due to lower production cost.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $13.2 million to $177.2 million in 2012 compared with $190.4 million in 2011. The decrease was primarily due to lower legal expenses and lower executive compensation expense.

Gain on Disposal of Property, Plant and Equipment

Gain on disposal of property, plant and equipment of $0.2 million in 2012 was related to gain on sales of shipping related equipment, partially offset by losses on disposal of low-yield banana plants. Gain on disposal of property, plant and equipment of $3.1 million in 2011 was principally a result of the sale of shipping-related equipment and other surplus equipment.

Asset Impairment and Other Charges

Asset impairment and other charges, net were $3.3 million in 2012 as compared with $16.3 million in 2011, a decrease of $13.0 million.

Asset impairment and other charges (credits) for 2012 were as follows:

•	$2.8 million in asset impairments and contract termination charges related to under-utilized distribution centers and office space in the United Kingdom primarily related to the banana segment;

•	$2.6 million in asset impairments and severance charges related to the closure of a fresh-cut prepared salad facility in the United Kingdom in other fresh produce segment;

•	$(1.7) million net gain on the sale of previously impaired melon assets in Guatemala related to the other fresh produce segment;

•	$(1.4) million in insurance proceeds related to floods which occurred in 2010 in our Guatemala operations related to the banana segment;

•	$0.7 million in net charges as a result of floods in our Costa Rica operations, comprised of $1.3 million in asset impairments less $(0.6) million of insurance proceeds related to the banana segment;

•	$0.5 million in other costs related to our previous closure of Hawaii operations related to the other fresh produce segment; and

•	$(0.2) million credit for the reversal of over-accrued costs in our previous closure of Costa Rica melon operation related to the other fresh produce segment.

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

Operating Income

Operating income in 2012 was $161.4 million compared with an operating income of $115.9 million in 2011, an increase of $45.5 million. The increase in operating income is attributable to higher gross profit, lower selling general and administrative expenses and lower asset impairments and other charges, net. Partially offsetting these increases in operating income was a lower gain on disposal of property, plant and equipment.

Interest Expense

Interest expense was $3.0 million in 2012 as compared with $6.8 million in 2011, a decrease of $3.8 million. The lower interest expense in 2012 was due principally to lower average debt balances.

Other Expense, Net

Other expense, net was $1.9 million in 2012 compared with $9.7 million in 2011. The decrease of $7.8 million in other expense, net was principally due to lower foreign exchange losses incurred during 2012, a gain of $3.0 million on the sale of equity securities in 2012 combined with equity income from unconsolidated companies. Also included in other expense, net in 2012 was $2.6 million of foreign exchange losses, which resulted from converting Argentine pesos to U.S. dollars.

Provision for Income Taxes

Provision for income taxes was $12.2 million in 2012 compared with $5.7 million in 2011. The tax provision for 2012 includes $9.7 million of credits due primarily to reversals of uncertain tax positions due to a lapse in the statue of limitations and settlement of tax audits and litigation and changes in tax rates in certain foreign jurisdictions. Provision for income taxes in 2011 includes the establishment of uncertain tax positions in various foreign jurisdictions combined with an increase in taxable income, partially offset by a favorable adjustment as a result of a change in the tax treatment of plantation costs in a foreign jurisdiction.

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

Gain on Disposal of Property, Plant and Equipment

Gain on disposal of property, plant and equipment was $3.1 million in 2011 principally as a result of the sale of shipping-related and other surplus equipment.

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

Interest Expense

Interest expense was $6.8 million in 2011 as compared with $10.8 million in 2010, a decrease of $4.0 million. The lower interest expense in 2011 is due to lower average debt balances and lower interest rates, partially offset by a $1.2 million write-down of debt issuance costs as a result our voluntary reduction of available borrowing limit under our credit facility.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $172.6 million for 2012 compared with $195.7 million for 2011, a decrease of $23.1 million. The decrease in cash provided by operating activities was principally due to higher levels of inventory combined with lower accounts payable and accrued expenses as a result of lower costs, partially offset by higher net income. The increase in inventory is primarily attributable to higher levels of prepared food finished goods, a result higher production levels and higher levels of pineapple growing crop in Kenya, Costa Rica and the Philippines.

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

Working capital was $563.5 million at December 28, 2012 compared with $522.2 million at December 30, 2011, an increase of $41.3 million. This increase in working capital was primarily attributable to higher levels of finished goods inventory and lower levels of accounts payable and accrued expenses, partially offset by lower levels of prepaid expenses and other current assets.

Net cash used in investing activities was $72.4 million for 2012, $74.7 million for 2011 and $50.6 million for 2010.  Net cash used for investing activities for 2012 consisted primarily of capital expenditures of $79.7 million, purchase of securities available for sale of $11.0 million, partially offset by proceeds from sales of property, plant and equipment of $9.8 million and proceeds from sale of securities available for sale of $8.5 million. Our capital expenditures totaled $79.7 million in 2012, consisting primarily of approximately $16.6 million for expansion and improvements of production facilities in Saudi Arabia, Kenya and Greece related to the prepared food segment and $ 37.6 million for expansion and improvements to production facilities in Costa Rica, Guatemala, the Philippines, Chile and Brazil related to the banana and other fresh produce segments. In addition, during 2012 we also made capital expenditures of $11.7 million for the acquisition of refrigerated vessels and $10.1 million principally for improvements to our distribution facilities in North America related to the banana segment and $3.7 million for information technology systems.

  Net cash used for investing activities for 2011 consisted primarily of capital expenditures of $79.4 million, partially offset by $4.7 million of proceeds from sales of property, plant and equipment. Our capital expenditures for 2011 consists of approximately $30.5 million, principally for improvements and expansion of production facilities in Costa Rica, Guatemala, North America and Chile related to the other fresh produce segment and $26.2 million for improvements and expansion of production facilities in Guatemala, Costa Rica and distribution facilities in North America and Saudi Arabia related to the banana segment. Our capital expenditures in 2011 also included $22.7 million for improvements and expansion of production facilities in Jordan, Saudi Arabia, Kenya and Greece related to the prepared food segment.

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

Net cash used in financing activities was $103.5 million for 2012, $125.7 million for 2011 and $136.7 million for 2010.  Net cash used in financing activities for 2012 of $103.5 million consisted of net repayment of long-term debt of $88.0 million, dividends paid of $23.2 million and repurchase of our ordinary shares of $12.9 million, partially offset by proceeds from stock options exercised of $10.1 million, contributions from noncontrolling interest of $7.0 million and excess tax benefit from stock-based compensation of $3.6 million.

Net cash used in financing activities for 2011 of $125.7 million consisted of net repayment of long-term debt of $80.6 million, repurchase of our ordinary shares of $50.0 million, dividends paid of $17.7 million and a distribution to noncontrolling interest of $3.1 million, partially offset by proceeds from stock options exercised of $22.8 million and excess tax benefit from stock-based compensation of $2.9 million.

Net cash used in financing activities for 2010 of $136.7 million was primarily attributable to repurchases of our ordinary shares of $108.1 million, net repayment of long-term debt of $31.3 million and dividends paid of $2.9 million, partially offset by contributions from noncontrolling interest of $3.4 million and proceeds from stock options exercised of $2.2 million.

     We finance our working capital and other liquidity requirements primarily through cash from operations and borrowings under our revolving credit facility. Until October 23, 2012, our working capital facility (the “Prior Credit Facility”) was administered by Rabobank Nederland, New York Branch. The Prior Credit Facility had a 3.5-year term, with a scheduled termination date of January 17, 2013. The Prior Credit Facility included a swing line facility and a letter of credit facility with a $100 million sub-limit. Borrowings under the Prior Credit Facility bore interest at a spread over the London Interbank Offer Rate (“LIBOR”) that varied with our leverage ratio. On March 28, 2011, we amended the Prior Credit Facility by lowering the applicable margins over LIBOR or base rate borrowings that vary with our leverage ratio. On July 25, 2012, we voluntarily lowered the borrowing limit under the Prior Credit Facility from $300 million to $150 million in order to reduce our unused commitment fee expense. The Prior Credit Facility was collateralized directly or indirectly by substantially all of our assets and was guaranteed by certain of our subsidiaries.

On October 23, 2012, we replaced the Prior Credit Facility by entering into a five-year, $500 million syndicated senior unsecured revolving credit facility maturing on October 23, 2017 (the "New Credit Facility") with Bank of America, N.A. as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Inc. as sole lead arranger and sole lead manager. Borrowings under the New Credit Facility bear interest at a spread over LIBOR that varies with our leverage ratio. The New Credit Facility also includes a swing line facility and a letter of credit facility. We have used funds borrowed under the New Credit Facility for general corporate purposes, which included the repayments and refinancing of the Prior Credit Facility. We also intend to use the New Credit Facility from time to time for our working capital needs, capital expenditures, funding of possible acquisitions, possible share repurchase and satisfaction of other obligations.

At December 28, 2012, we had borrowings of $122.0 million outstanding under the New Credit Facility bearing interest at a per annum rate of 1.67%. In addition, we pay a fee on unused commitments.

The New Credit Facility is unsecured as long as we meet a certain leverage ratio and also requires us to comply with certain financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers. As of December 28, 2012, we were in compliance with all of the financial and other covenants contained in the New Credit Facility.

At December 28, 2012, we had $387.9 million of borrowing availability under committed working capital facilities, primarily under the New Credit Facility.  At December 28, 2012, we applied $11.8 million to the letter of credit facility, comprised primarily of certain contingent obligations and other governmental agencies and purchases of equipment guarantees. We also had $13.0 million in other letters of credit and bank guarantees not included in the letter of credit facility.

As of December 28, 2012, we had $126.2 million of long-term debt and capital lease obligations, including the current portion, consisting of $122.0 million outstanding under the New Credit Facility, $0.6 million of capital lease obligations and $3.6 million of other long-term debt and notes payable.

Based on our operating plan, combined with our borrowing limit under our New Credit Facility, we believe we will have sufficient resources to meet our cash obligations in the foreseeable future. As of December 28, 2012, we had cash and cash equivalents of $39.9 million.

As a result of the closure of distribution centers in the United Kingdom, we paid approximately $1.9 million in contractual obligations during 2012. We expect to make additional payments of approximately $5.5 million principally related to the previously announced closure of our Hawaii pineapple operations and the closure of certain facilities in the United Kingdom.   In addition, during 2012, we paid $2.1 million as a result of an unfavorable outcome to litigation regarding a tax position in a foreign jurisdiction.  These cash outlays were or will be funded from operating cash flows and available borrowings under our credit facilities.

The principal capital expenditures planned for 2013 consist primarily of the expansion and improvement of production facilities in Costa Rica, Kenya, the Philippines and Chile combined with expansion and improvements of our distribution and fresh-cut facilities in North America. We expect to fund our capital expenditures in 2013 through operating cash flows and borrowings under our New Credit Facility. We generated cash from operations of $172.6 million in 2012 and had $366.2 million of borrowing capacity available under our New Credit Facility as of December 28, 2012.

The fair value of our derivatives changed from a net asset of $7.5 million as of December 30, 2011 to a net liability of $(13.9) million as of December 28, 2012, related to our foreign currency cash flow hedges and bunker fuel swap hedges.  For foreign currency hedges, these fluctuations are primarily driven by the strengthening or weakening of the U.S. dollar compared to the euro, British pound and Japanese yen currencies being hedged relative to the contracted exchange rates. For bunker fuel swap hedges, these fluctuations are driven by changes in the fuel indices as of year end compared to the contracted fuel indices. During 2012, we predominately entered into derivative contracts to hedge the British pound, euro and Japanese yen relative to our sales. We also entered into contracts to hedge the Kenya shilling, Costa Rica colon, Chilean peso, Brazilian real and Philippine peso in order to hedge our production costs. The change in 2012 was primarily related to the weaker U.S. dollar relative to the euro and British pound offset by the stronger U.S. dollar relative to the Japanese yen being hedged when compared to the contracted exchange rates. We enter into derivative instruments with counterparties that are highly rated and do not expect a deterioration of our counterparty’s credit rating; however, the deterioration of our counterparty’s credit would affect the Consolidated  Financial Statements in the recognition of the fair value of the hedges that would be transferred to earnings as the contracts settle. We expect that $(13.4) million and $(0.1) million of the net fair value of hedges recognized as a net loss in accumulated other comprehensive income will be transferred to earnings during the next 12 months and 2014, respectively, along with the effect of the related forecasted transaction.

Other

We are involved in several legal and environmental matters that, if not resolved in our favor, could require significant cash outlays and could have a material adverse effect on our results of operations, financial condition and liquidity. See Item 1. Business Overview under “Environmental Matters” and Item 3.  Legal Proceedings and Note 16, “Litigation” to the Consolidated Financial Statements  included in Item 8.  Financial Statements and Supplementary Data.

Recent Development

During February 2013, we agreed to settle an uncertain tax position related to an ongoing audit in a foreign jurisdiction. As a result of the settlement, we will record income tax expense of $2.1 million during the first quarter of 2013. The majority of this settlement will not result in cash payments due to utilization of available net operating loss carryforwards and tax prepayments which may be used to offset this liability.

Critical Accounting Policies

We believe the following accounting polices used in the preparation of our Consolidated Financial Statements may involve a high degree of judgment and complexity and could have a material effect on our Consolidated Financial Statements.

Growing Crops

Expenditures on pineapple, melon and non-tropical fruit, including grapes, growing crops are valued at the lower of cost or market and are deferred and charged to cost of products sold when the related crop is harvested and sold. The deferred growing costs consist primarily of land preparation, cultivation, irrigation and fertilization costs. The deferred growing crop calculation is dependent on an estimate of harvest yields and future crop expenditures. If there is an unexpected decrease in estimated harvest yields, a write-down of deferred growing costs may be required. During 2010, we incurred a charge of $3.7 million related to growing crop inventory as a result of our decision to discontinue melon operations in Brazil. During 2011 and 2012 there were no write-off of deferred growing crops as a result of closure of operations.

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

Stock-based compensation expense related to stock options, restricted stock awards and restricted stock units, for the year ended December 28, 2012, included in the determination of income before provision for income taxes and net income, totaled $10.3 million on the straight-line, single award basis, or $0.18 per diluted share, respectively, and are included in the accompanying Consolidated Statements of Income for the year ended December 28, 2012 in selling, general and administrative expenses.

We realized an excess share-based payment deduction resulting from stock options exercised through a reduction in taxes currently payable and related effect on cash flows of $3.6 million for the year ended December 28, 2012. We were in a net operating loss carryforward position in the relevant jurisdictions for the year ended 2010, therefore there was no reduction in taxes currently payable or related effect on cash flows as the result of excess tax benefits from stock options exercised in this period. The amount of cash received from the exercise of stock options was $10.1 million for the year ended December 28, 2012. As of December 28, 2012, the total remaining unrecognized compensation costs related to non-vested stock options and Restricted Stock Units amounted to $11.0 million and $2.2 million respectively, which will be amortized over the weighted-average remaining requisite service period of 2.2 and 1.8 years respectively.

Goodwill and Indefinite-Lived Intangible Assets

We assess goodwill for impairment on an annual basis on the first day of the fourth quarter of each year, or sooner if events indicate such a review is necessary. Based on this valuation that is performed during the fourth quarter, we have determined that there was no additional impairment of goodwill in 2012. However, during the second quarter of 2011, as a result of of our Central America melon program rationalization, we recorded a $3.3 million goodwill impairment charge. As of December 28, 2012, we were not aware of any items or events that would cause us to further adjust the recorded value of goodwill for impairment. Potential impairment exists if the fair value of a reporting unit to which goodwill has been allocated is less than the carrying value of the reporting unit. The amount of the impairment to recognize, if any, is calculated as the amount by which the carrying value of goodwill exceeds its implied fair value. Future changes in the estimates used to conduct the impairment review, including revenue projection, market values and changes in the discount rate used, could cause the analysis to indicate that our goodwill is impaired in subsequent periods and result in a write-down of a portion or all of goodwill. The discount rate used is based on independently calculated risks, our capital mix and an estimated market risk premium.

The fair value of the prepared food unit’s goodwill and trademarks and banana reporting units’ goodwill are highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets.

If we are unable to recover from poor market conditions related to bananas, the banana reporting unit goodwill may be at risk for impairment in the future. If we are unable to recover from current challenging economic conditions in Europe, the prepared food reporting unit goodwill and trademarks may be at risk for impairment in the future.

Also, if the pricing on tomatoes does not recover and we are unable to increase our customer base in the U.S. related to tomatoes and vegetable, our goodwill related to these products may be at risk for impairment in the future.

The following table highlights the sensitivities of the goodwill and indefinite-lived intangibles at risk as of December 28, 2012  (U.S. dollars in millions):

			Prepared Food Reporting Unit
	Banana Reporting Unit Goodwill	Tomato and Vegetable Reporting Unit Goodwill	Goodwill	U.K. Beverage Trademarks	Remaining DEL MONTE® Trademarks
Carrying value of goodwill	$65.1	$66.1	$74.8	$5.0	$63.6

Approximate percentage by which the fair value exceeds the carrying value based on annual impairment test as of 1st day of fourth quarter	5.0%	11.0%	5.0%	5.0%	12.0%

Amount that a one percentage point increase in the discount rate and a 5% decrease in cash flows would cause the carrying value to exceed the fair value and trigger a fair valuation	$65.1	$4.9	$35.3	$0.4	$1.1

As part of the Del Monte Foods acquisition, we acquired perpetual, royalty-free licenses to use the DEL MONTE® brand for processed and/or canned food in more than 100 countries throughout Europe, Africa, the Middle East and countries formerly part of the Soviet Union.  Included in other non-current assets at December 28, 2012 is an indefinite-lived intangible asset of $68.6 million related to these licenses. This indefinite-lived intangible asset is not being amortized but is reviewed for impairment consistent with the Codification guidance on “Intangibles – Goodwill and Other”.  In 2010, we recorded charges for impairment of the DEL MONTE® royalty-free brand name license for U.K. beverage products due to lower than expected sales volume and pricing of $1.4 million. As of December 28, 2012, we are not aware of any items or events that would cause a further adjustment to the carrying value of Goodwill and Indefinite-Lived Intangible Assets.

Impairment of Long-Lived Assets

We account for the impairment of long-lived assets in accordance with the Codification guidance related to “Property, Plant and Equipment”. The Codification guidance requires write-downs to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.  During 2010, we recorded $37.3 million in asset impairment charges due to the sale of our investment in a canning operation in South Africa, disease affecting an isolated area of our Philippines banana operation, flood damage to our banana plantation in Guatemala, earthquake damage to our non-tropical fruit operations in Chile and the relocation of a port facility in North America. During 2011, we recorded $16.7 million in asset impairments principally related to under-utilized facilities in the United Kingdom, melon program rationalization in Central America, abandoned banana producing areas in Costa Rica due to low productivity and an unconsolidated investment in Ecuador. During 2012, we recorded asset impairments of $2.2 million related to under-utilized facilities in the United Kingdom and flooding in Costa Rica, partially offset by sale of assets previously impaired as a result of our melon program rationalization in Central America.

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

Environmental Remediation Liabilities

Estimated expenses associated with environmental remediation obligations are accrued when such expenses are probable and can be reasonably estimated. We have recorded provisions for the Kunia Well Site related to the expected environmental remediation. The related liability is based on the Record of Decision, which was issued by the EPA on September 25, 2003. Certain portions of the EPA’s estimates have been discounted using a 5% interest rate. In 2004, we commenced certain remediation and further testing activities. At December 28, 2012 and December 30, 2011 the total liability for the Kunia Well Site was $16.8 million and $19.0 million, respectively. We expect to expend approximately $1.0 million in cash per year for the next five years. The ultimate amount of the cost for the expected environmental remediation of the Kunia Well Site is dependent on the actual cost. Actual remediation costs could significantly differ from our estimates.

Derivative Financial Instruments

We account for derivative financial instruments in accordance with the ASC guidance on “Derivatives and Hedging”. The ASC on “Derivatives and Hedging” requires us to recognize the value of derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated as a hedge and qualifies as part of a hedging relationship. The accounting also depends on the type of hedging relationship, whether a cash flow hedge, a fair value hedge, or hedge of a net investment in a foreign operation. A fair value hedge requires that the effective portion of the change in the fair value of a derivative financial instrument be offset against the change in the fair value of the underlying asset, liability, or firm commitment being hedged through earnings. A cash flow hedge requires that the effective portion of the change in the fair value of a derivative instrument be recognized in other comprehensive income, a component of shareholders’ equity, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the change in fair value of a derivative instrument is to be recognized in earnings in the same line in which the hedge transaction affects earnings. The ineffective portion of the change in fair value is immaterial for the year ended December 30, 2012 and December 31, 2011.

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

Trend Information

Our net sales are affected by numerous factors, including mainly the balance between the supply of and demand for our produce and competition from other fresh produce companies. Our net sales are also dependent on our ability to supply a consistent volume and quality of fresh produce to the markets we serve. For example, seasonal variations in demand for bananas as a result of increased supply and competition from other fruit are reflected in the seasonal fluctuations in banana prices, with the first six months of each year generally exhibiting stronger demand and higher prices, except in those years where an excess supply exists.  In 2012, our overall banana sales volume decreased by 7% while our average per unit sales prices decreased by 1% . Our net sales of other fresh produce were negatively impacted by lower sales volumes of tomatoes, melons, pineapples and non-tropical fruit. In the processed foods business, we generally realize the largest portion of our net sales and gross profit in the third and fourth quarters of the year. During 2012, our prepared food net sales decreased principally as a result of lower sales of canned pineapples due to lower yields and lower selling prices for industrials products which resulted from higher industry supplies.

Our strategy is a combination of maximizing revenues from our existing infrastructure, entering new markets and strict cost control initiatives. We plan to continue to capitalize on the growing global demand for fresh produce and expand our reach into existing and new markets. We expect sales growth of fresh produce in key markets by increasing sales volume and per unit sales prices as permitted by market conditions. Our strategy includes increasing volumes from existing production and distribution facilities in order to improve operating efficiencies and reduce per unit costs. We plan additional investments in production facilities in order to expand our product offering in established markets and continue with our recent expansion in growth markets, such as the Middle East, Africa and countries formerly part of the Soviet Union. We also plan additional investments in our North America distribution and fresh-cut fruit facilities in order to support our planned growth in this market.

In the pineapple, grape and non-tropical fruit markets, we believe that the high degree of capital investment and cultivation expertise required, as well as the longer length of the growing cycle, makes it relatively difficult to enter the market. However, in recent years we have experienced an increase in competition with respect to our Del Monte Gold® Extra Sweet pineapple, which has affected our results. We expect these competitive pressures to continue in 2013.

In the EU, the banana import tariff system that has been in effect since 2006 was modified in 2010.  On December 15, 2009, the EU entered into an agreement with certain Latin America banana exporting countries to settle the long running dispute over banana import tariffs.  This agreement was ratified in May, 2010. Under this agreement, the EU gradually reduces import tariffs on bananas from Latin America on an annual basis from the current level of €143 per ton in 2011 to €114 per ton in 2017.  In addition, the EU will gradually reduce import tariffs on bananas from Latin America on an annual basis. The current level of €136 per ton in 2012 will be reduced to €114 per ton by 2017 as follows: 2013-€132, 2014-€127, 2015-€122, 2016-€117 and 2017-€114. Also, the EU has entered into Free Trade Agreements with Columbia, Peru and five Central American countries. Under these bilateral trade agreements, duties on bananas will fall progressively to €75 per ton by 2020. The EU continues to negotiate Free Trade Agreements with Latin America banana-producing countries and there is a possibility that some form of new EU banana tariff-rate quotas will be reinstated. We cannot predict the impact of these changes in banana import tariffs on the EU market.

Our costs are determined in large part by the prices of fuel and packaging materials, including containerboard, plastic, resin and tin plate. We may be adversely affected if sufficient quantities of these materials are not available to us. Any significant increase in the cost of these items could also materially and adversely affect our operating results. Other than the cost of our products (including packaging), sea and inland transportation costs represent the largest component of cost of products sold. During 2011, the cost of fuel increased by 37% and container board increased 8% as compared with 2010. During 2012, the cost of fuel increased 8% and containerboard decreased 8%. In addition, we are subject to the volatility of the charter vessel market because 8 of our refrigerated vessels are chartered. These charters are primarily for periods of two to 10 years.  Charter rates have generally remained stable over the past three years. As a result, significant increases in fuel, packaging material and charter rates would materially and adversely affect our results.

Tabular Disclosure of Contractual Obligations

The following details information with respect to our contractual obligations as of December 28, 2012.

	(U.S. dollars in millions)
Contractual obligations by period	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Fruit purchase agreements	$1,663.8	$428.4	$468.5	$417.9	$349.0
Purchase obligations	176.6	154.5	18.8	2.2	1.1
Operating leases and charter agreements	298.4	63.9	77.5	74.4	82.6
Capital lease obligations (including interest)	0.6	0.3	0.3	—	—
Long-term debt	123.9	0.7	123.2	—	—
Retirement benefits	92.5	9.7	18.4	18.7	45.7
Uncertain tax positions	2.0	—	1.0	0.4	0.6
Totals	$2,357.8	$657.5	$707.7	$513.6	$479.0

We have agreements to purchase the entire or partial production of certain products of our independent growers in Costa Rica, Guatemala, Ecuador, Cameroon, Colombia, Chile, the United States and the Philippines that meet our quality standards. Total purchases under these agreements amounted to $650.0 million, $704.6 million and $722.2 million for 2012, 2011 and 2010, respectively.

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

Exchange Rate Risk

Because we conduct our operations in many areas of the world involving transactions denominated in a variety of currencies, our results of operations as expressed in U.S. dollars may be significantly affected by fluctuations in rates of exchange between currencies. These fluctuations could be significant. Approximately 40% of our net sales and a significant portion of our costs and expenses in 2012 were denominated in currencies other than the dollar. We generally are unable to adjust our non-dollar local currency sales prices to reflect changes in exchange rates between the dollar and the relevant local currency. As a result, changes in exchange rates between the euro, Japanese yen, British pound or other currencies in which we receive sale proceeds and the dollar have a direct impact on our operating results. There is normally a time lag between our sales and collection of the related sales proceeds, exposing us to additional currency exchange rate risk.

To reduce currency exchange rate risk, we generally exchange local currencies for dollars promptly upon receipt. We periodically enter into currency forward contracts as a hedge against a portion of our currency exchange rate exposures; however, we may decide not to enter into these contracts during any particular period. As of December 28, 2012, we had several foreign currency cash flow hedges outstanding. The fair value of these hedges as of that date was a net liability of $13.4 million.

The results of a hypothetical 10% strengthening in the average value of the dollar during 2012 relative to the other currencies in which a significant portion of our net sales are denominated would have resulted in a decrease in net sales of approximately $136.2 million for the year ended December 28, 2012. This calculation assumes that each exchange rate would change in the same direction relative to the dollar. Our sensitivity analysis of the effects of changes in currency exchange rates does not factor in a potential change in sales levels or any offsetting gains on currency forward contracts.

Interest Rate Risk

As described in Note 11, “Long-Term Debt and Capital Lease Obligations” to the Consolidated Financial Statements, our indebtedness is both variable and fixed rate.

At December 28, 2012, our variable rate total debt had a carrying value of $125.6 million. The fair value of the debt approximates the carrying value because the variable rates approximate market rates. A 10% increase in the interest rate for 2012 would have resulted in a negative impact of approximately $0.2 million on our results of operations for the year ended December 28, 2012.

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

Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 28, 2012.

The effectiveness of our internal control over financial reporting as of December 28, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that is included elsewhere herein. That report expresses an unqualified opinion on the effectiveness of our internal control over financial reporting.

Fresh Del Monte Produce Inc.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of
Fresh Del Monte Produce Inc.

We have audited Fresh Del Monte Produce Inc. and subsidiaries' internal control over financial reporting as of December 28, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Fresh Del Monte Produce Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Fresh Del Monte Produce Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 28, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fresh Del Monte Produce Inc. and subsidiaries as of December 28, 2012 and December 30, 2011, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 28, 2012 of Fresh Del Monte Produce Inc. and subsidiaries, and our report dated February 19, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Miami, Florida
February 19, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Fresh Del Monte Produce Inc.

We have audited the accompanying consolidated balance sheets of Fresh Del Monte Produce Inc. and subsidiaries as of December 28, 2012 and December 30, 2011, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 28, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fresh Del Monte Produce Inc. and subsidiaries at December 28, 2012 and December 30, 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 28, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fresh Del Monte Produce Inc.'s internal control over financial reporting as of December 28, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Miami, Florida
February 19, 2013

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(U.S. dollars in millions, except share and per share data)

	December 28, 2012	December 30, 2011
Assets
Current assets:
Cash and cash equivalents	$39.9	$46.9
Trade accounts receivable, net of allowance of $6.8 and $7.4, respectively	296.1	290.7
Other accounts receivable, net of allowance of $7.6 and $9.8, respectively	58.4	63.9
Inventories, net	482.8	428.9
Deferred income taxes	11.8	12.4
Prepaid expenses and other current assets	37.0	49.2
Total current assets	926.0	892.0

Investments in and advances to unconsolidated companies	2.0	2.3
Property, plant and equipment, net	1,024.6	1,022.9
Deferred income taxes	56.5	56.9
Other noncurrent assets	118.7	127.6
Goodwill	405.6	402.3
Total assets	$2,533.4	$2,504.0

Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued expenses	$333.5	$343.2
Current portion of long-term debt and capital lease obligations	2.7	2.2
Deferred income taxes	15.9	15.7
Income taxes and other taxes payable	10.4	8.7
Total current liabilities	362.5	369.8

Long-term debt and capital lease obligations	123.5	213.3
Retirement benefits	90.9	78.6
Other noncurrent liabilities	47.4	47.6
Deferred income taxes	77.7	79.6
Total liabilities	702.0	788.9

Commitments and contingencies

Shareholders' equity:

Preferred shares, $0.01 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.01 par value; 200,000,000 shares authorized; 57,707,385 and 57,764,454 issued and outstanding, respectively	0.6	0.6
Paid-in capital	503.7	483.6
Retained earnings	1,316.3	1,206.8
Accumulated other comprehensive loss	(24.9)	(1.6)
Total Fresh Del Monte Produce Inc. shareholders' equity	1,795.7	1,689.4
Noncontrolling interests	35.7	25.7
Total shareholders' equity	1,831.4	1,715.1
Total liabilities and shareholders' equity	$2,533.4	$2,504.0

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(U.S. dollars in millions, except share and per share data)

	Year ended
	December 28, 2012	December 30, 2011	December 31, 2010
Net sales	$3,421.2	$3,589.7	$3,552.9
Cost of products sold	3,079.5	3,270.2	3,280.5
Gross profit	341.7	319.5	272.4

Selling, general and administrative expenses	177.2	190.4	166.8
Gain on disposal of property, plant and equipment	0.2	3.1	9.2
Asset impairment and other charges, net	3.3	16.3	37.3
Operating income	161.4	115.9	77.5

Interest expense	3.0	6.8	10.8
Interest income	0.7	1.1	0.9
Other expense, net	1.9	9.7	7.5

Income before income taxes	157.2	100.5	60.1

Provision for (benefit from) income taxes	12.2	5.7	(0.7)
Net income	$145.0	$94.8	$60.8

Less: net income (loss) attributable to noncontrolling interests	1.8	2.3	(1.4)
Net income attributable to Fresh Del Monte Produce Inc.	$143.2	$92.5	$62.2

Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Basic	$2.47	$1.57	$1.03

Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Diluted	$2.46	$1.56	$1.02

Dividends declared per ordinary share	$0.40	$0.30	$0.05

Weighted average number of ordinary shares:
Basic	57,937,245	58,893,832	60,535,978
Diluted	58,121,501	59,163,282	60,710,939

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(U.S. dollars in millions)

	Year ended
	December 28, 2012	December 30, 2011	December 31, 2010
Net income	$145.0	$94.8	$60.8

Other comprehensive income:
Net unrealized (loss) gain on derivatives	(21.1)	26.3	(39.1)
Net unrealized foreign currency translation gain (loss)	9.1	(2.5)	10.9
Net unrealized gain on available-for-sale investments	2.7	—	—
Net change in retirement benefit adjustment, net of tax	(12.5)	(1.3)	2.2
Comprehensive income	123.2	117.3	34.8
Less: comprehensive income attributable to noncontrolling interests	3.3	2.3	(0.5)
Comprehensive income attributable to Fresh Del Monte Produce Inc.	$119.9	$115.0	$35.3

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in millions)

	Year ended
	December 28, 2012	December 30, 2011	December 31, 2010
Operating activities:
Net income	$145.0	$94.8	$60.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70.0	73.5	78.7
Amortization of debt issuance costs	1.2	3.4	2.3
Stock-based compensation expense	10.3	9.2	7.5
Asset impairment charges	2.2	16.7	38.7
Change in uncertain tax positions	(7.0)	4.7	(2.0)
Gain on sale of securities	(3.0)	—	—
Gain on sales of property, plant and equipment	(0.2)	(3.1)	(9.2)
Equity in loss (income) of unconsolidated companies	(0.7)	0.7	0.8
Deferred income taxes	0.5	(11.2)	(3.3)
Excess tax benefit from stock-based compensation	(3.6)	(2.9)	—
Foreign currency translation adjustment	3.6	(0.3)	0.8
Changes in operating assets and liabilities:
Receivables	1.7	21.5	4.0
Inventories	(50.6)	(21.5)	31.1
Prepaid expenses and other current assets	3.1	(2.9)	5.3
Accounts payable and accrued expenses	(6.2)	13.9	(8.4)
Other noncurrent assets and liabilities	6.3	(0.8)	(9.7)
Net cash provided by operating activities	172.6	195.7	197.4

Investing activities:
Capital expenditures	(79.7)	(79.4)	(70.8)
Purchase of securities available for sale	(11.0)	—	—
Proceeds from sales of property, plant and equipment	9.8	4.7	16.0
Proceeds from sale of securities available for sale	8.5	—	—
Return of investment by an unconsolidated company	—	—	4.2
Net cash used in investing activities	(72.4)	(74.7)	(50.6)

Financing activities:
Proceeds from long-term debt	505.3	582.9	581.5
Payments on long-term debt	(593.4)	(663.5)	(612.8)
Contributions from (distributions to) noncontrolling interests	7.0	(3.1)	3.4
Proceeds from stock options exercised	10.1	22.8	2.2
Excess tax benefit from stock-based compensation	3.6	2.9	—
Repurchase of ordinary shares	(12.9)	(50.0)	(108.1)
Dividends paid	(23.2)	(17.7)	(2.9)
Net cash used in financing activities	(103.5)	(125.7)	(136.7)

Effect of exchange rate changes on cash	(3.7)	2.5	4.5
Net (decrease) increase in cash and cash equivalents	(7.0)	(2.2)	14.6
Cash and cash equivalents, beginning	46.9	49.1	34.5
Cash and cash equivalents, ending	$39.9	$46.9	$49.1

Supplemental cash flow information:
Cash paid for interest	$1.6	$3.3	$7.9
Cash paid for income taxes	$8.7	$3.4	$7.1

Non-cash financing and investing activities:
Purchase of subsidiaries	$—	$0.5	$—
Sale of unconsolidated subsidiary	$0.8	$0.8	$—
Retirement of ordinary shares	$14.4	$—	$—
Purchases of assets under capital lease obligations	$0.1	$0.5	$0.5

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(U.S. dollars in millions, except share data)

	Ordinary Shares Outstanding	Ordinary Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Fresh Del Monte Produce Inc. shareholders' equity	Non-Controlling Interests	Total Equity
Balance at January 1, 2010	63,615,411	$0.6	$561.2	$1,108.5	$2.8	$1,673.1	$22.1	$1,695.2
Exercises of stock options	135,722	—	2.3	—	—	2.3	—	2.3
Issuance of restricted stock awards	32,956	—	—	—	—	—	—	—
Share-based payment expense	—	—	7.5	—	—	7.5	—	7.5
Capital contribution from non-controlling interest	—	—	—	—	—	—	2.7	2.7
Repurchase and retirement of ordinary shares	(5,058,659)	—	(108.1)	—	—	(108.1)	—	(108.1)
Dividend declared	—	—	—	(2.9)	—	(2.9)	—	(2.9)
Comprehensive income:						—
Net income	—	—	—	62.2	—	62.2	(1.4)	60.8
Unrealized gain on derivatives	—	—	—	—	(39.1)	(39.1)	—	(39.1)
Net foreign currency translation adjustment	—	—	—	—	10.0	10.0	0.9	10.9
Change in retirement benefit adjustment	—	—	—	—	2.2	2.2	—	2.2
Comprehensive income						35.3	(0.5)	34.8
Balance at December 31, 2010	58,725,430	$0.6	$462.9	$1,167.8	$(24.1)	$1,607.2	$24.3	$1,631.5
Exercises of stock options	1,166,849	—	22.8	—	—	22.8	—	22.8
Issuance of restricted stock awards	27,853	—	—	—	—	—	—	—
Share-based payment expense	—	—	9.2	—	—	9.2	—	9.2
Excess tax benefit from stock-based compensation	—	—	2.9	—	—	2.9	—	2.9
Capital distribution to non-controlling interest	—	—	—	—	—	—	(0.9)	(0.9)
Repurchase and retirement of ordinary shares	(2,155,678)	—	(14.2)	(35.8)	—	(50.0)	—	(50.0)
Dividend declared	—	—	—	(17.7)	—	(17.7)	—	(17.7)
Comprehensive income:						—
Net income	—	—	—	92.5	—	92.5	2.3	94.8
Unrealized gain on derivatives	—	—	—	—	26.3	26.3	—	26.3
Net foreign currency translation adjustment	—	—	—	—	(2.5)	(2.5)	—	(2.5)
Change in retirement benefit adjustment	—	—	—	—	(1.3)	(1.3)	—	(1.3)
Comprehensive income						115.0	2.3	117.3
Balance at December 30, 2011	57,764,454	$0.6	$483.6	$1,206.8	$(1.6)	$1,689.4	$25.7	$1,715.1
Exercises of stock options	475,918	—	10.1	—	—	10.1	—	10.1
Issuance of restricted stock awards	27,573	—	—	—	—	—	—	—
Share-based payment expense	—	—	10.3	—	—	10.3	—	10.3
Excess tax benefit from stock-based compensation	—	—	3.6	—	—	3.6	—	3.6
Capital contribution from non-controlling interest	—	—	—	—	—	—	6.7	6.7
Repurchase and retirement of ordinary shares	(560,560)	—	(3.9)	(10.5)	—	(14.4)	—	(14.4)
Dividend declared	—	—	—	(23.2)	—	(23.2)	—	(23.2)
Comprehensive income:						—
Net income				143.2	—	143.2	1.8	145.0
Unrealized gain on derivatives	—	—	—	—	(21.1)	(21.1)	—	(21.1)
Net unrealized loss of available-for-sale- investments	—	—	—	—	2.7	2.7	—	2.7
Net foreign currency translation adjustment	—	—	—	—	7.5	7.5	1.6	9.1
Change in retirement benefit adjustment	—	—	—	—	(12.4)	(12.4)	(0.1)	(12.5)
Comprehensive income						119.9	3.3	123.2
Balance at December 28, 2012	57,707,385	$0.6	$503.7	$1,316.3	$(24.9)	$1,795.7	$35.7	$1,831.4

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

We are required to evaluate events occurring after December 28, 2012, our fiscal year end, for recognition and disclosure in the Consolidated Financial Statements for the year ended December 28, 2012.  Events are evaluated based on whether they represent information existing as of December 28, 2012, which require recognition in the Consolidated Financial Statements, or new events occurring after December 28, 2012, which do not require recognition but require disclosure if the event is significant to the Consolidated Financial Statements.  We evaluated events occurring subsequent to December 28, 2012 through the date of issuance of these Consolidated Financial Statements.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Summary of Significant Accounting Policies (continued)

Trade Receivables and Concentrations of Credit Risk

Trade receivables less allowances are recognized on our accompanying Consolidated Balance Sheets at net realizable value, which approximates fair value. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and customers’ credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience, specific customer collection issues that we have identified and reviews of the aging of trade receivables based on contractual terms. We generally do not require collateral on trade accounts receivable. Write-down of accounts receivable is done only when all collection efforts have been exhausted without success. No single customer’s receivable balance is considered to be large enough to pose a significant credit risk to us, except trade accounts receivable from one customer, which represents approximately 11% of trade accounts receivable, net of allowance. This customer is current with its payments.

Other Accounts Receivable

Other accounts receivable less allowances are recognized on our accompanying Consolidated Balance Sheets at net realizable value, which approximates fair value. Other accounts receivable includes value-added taxes (“VAT”) receivables, seasonal advances to growers and suppliers, which are usually short-term in nature, and other financing receivables.

VAT are primarily related to purchases by production units and will be refunded by the taxing authorities. As of December 28, 2012 and December 30, 2011, $22.2 million and $20.3 million net of allowance of $1.0 million and $1.6 million, respectively, of these amounts were classified as current in other accounts receivable and $12.4 million and $24.6 million, net of allowance of $11.6 million and $12.5 million, respectively, were classified as noncurrent in other noncurrent assets on our Consolidated Balance Sheets.

Advances to growers and suppliers are generally repaid to us as produce is harvested and sold. We require property liens and pledges of the season’s produce as collateral to support the advances. Occasionally, we agree to a payment plan or take steps to recover advances through the liens or pledges. Refer to Note 8, “Financing Receivables” for further discussion on advances to growers and suppliers.

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

Inventories consisted of the following (U.S. dollars in millions):

	December 28, 2012	December 30, 2011
Finished goods	$177.3	$149.1
Raw materials and packaging supplies	152.4	142.9
Growing crops	153.1	136.9
Total inventories	$482.8	$428.9

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

Property, Plant and Equipment and Other Definite-Lived or Long-Lived Assets

Property, plant and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from 10 to 40 years for buildings, five to 20 years for ships and containers, three to 20 years for machinery and equipment, three to seven years for furniture, fixtures and office equipment and five to 10 years for automotive equipment. Leasehold improvements are amortized over the term of the lease, or the estimated useful life of the related asset, whichever is shorter. Definite-lived intangibles are amortized over their useful lives with a weighted average amortization period of 19.3 years.  Amortization expense related to definite-lived intangible assets totaled $0.7 million, $1.4 million, and $1.5 million for 2012, 2011 and 2010, respectively, and is included in cost of products sold.

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

We recorded charges related to impairment of long-lived assets in 2012, 2011 and 2010 of $2.2 million, $16.7 million and $38.7 million, respectively. Such charges are included in asset impairment and other charges, net in the accompanying Consolidated Statements of Income for the years ended December 28, 2012, December 30, 2011 and December 31, 2010 and as described further in Note 3, “Asset Impairment and Other Charges, Net”.

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

In September 2011, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") to amend the guidance in the ASC related to Intangibles - Goodwill and Other. This amendment provides us the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If it is determined that the fair value of the reporting unit is more likely than not less than the carrying amount, on the basis of qualitative factors, the two-step impairment test would be required. We adopted this guidance and performed a qualitative screen on certain of our reporting units for our 2012 annual impairment test. This ASU impacts the manner in which goodwill is assessed for impairment but does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. It also does not change the requirement to test goodwill for impairment between annual tests if there are indicators of impairment. This ASU had no effect on our financial condition, results of operations or cash flows.

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

During 2012, we recorded $0.4 million in inventory and clean-up costs related to flood damages to our Costa Rica banana farms partially offset by $0.2 million in insurance proceeds in cost of products sold. We also recorded $0.7 million in inventory write-offs related to exit activities in Brazil in the other fresh produce segment in cost of products sold.

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

Advertising and Promotional Costs

We expense advertising and promotional costs as incurred. Advertising and promotional costs, which are included in selling, general and administrative expenses, were $19.7 million, $22.2 million, and $20.4 million for 2012, 2011 and 2010, respectively.

Debt Issuance Costs

Debt issuance costs relating to long-term debt are amortized over the term of the related debt instrument using the straight-line method as the costs are primarily related to our revolving credit facility and are included in other noncurrent assets. Debt issuance cost amortization, which is included in interest expense, was $1.2 million, $3.4 million and $2.3 million for 2012, 2011 and 2010, respectively. In 2011, we voluntarily lowered the borrowing limit on the prior credit facility as defined in Note 11, "Long-Term Debt and Capital Lease Obligations", from $500 million to $300 million in order to reduce our unused commitment fees. As a result, we proportionally reduced capitalized debt issuance costs by $1.2 million. On October 23, 2012, we entered into a five year, $500 million syndicated senior unsecured revolving credit facility replacing our prior facility. We capitalized $1.6 million of debt issuance costs, which are included in other noncurrent assets on our Consolidated Balance Sheets. See Note 11, “Long-Term Debt and Capital Lease Obligations” for further disclosure on our credit facility.

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

See Note 10, “Income Taxes”.

Environmental Remediation Liabilities

Losses associated with environmental remediation obligations are accrued when such losses are probable and can be reasonably estimated. See Note 16, “Litigation”.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

 2. Summary of Significant Accounting Policies (continued)

Other expense, net, in the accompanying Consolidated Statements of Income includes a net loss of $4.4 million, $8.3 million and $5.3 million for 2012, 2011 and 2010, respectively, on foreign exchange. These amounts include the effect of foreign currency remeasurement, realized foreign currency transaction gains and losses and changes in the value of foreign currency denominated accounts receivable and accounts payable.

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

See Note 15, “Commitments and Contingencies” for more information.

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

See Note 14, “Stock-Based Compensation” for more information.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Summary of Significant Accounting Policies (continued)

We use derivative financial instruments primarily to reduce our exposure to adverse fluctuations in foreign exchange rates and bunker fuel prices. On entry into a derivative instrument, we formally designate and document the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction. Derivatives are recorded in the Consolidated Balance Sheets at fair value in prepaid expenses and other current assets, other noncurrent assets, accounts payable and accrued expenses or other noncurrent liabilities, depending on whether the amount is an asset or liability and is of a short-term or long-term nature. In addition, the earnings impact resulting from our derivative instruments is recorded in the same line item within the Consolidated Statements of Income as the underlying exposure being held. The fair values of derivatives used to hedge or modify our risks fluctuate over time.

These fair value amounts should not be viewed in isolation, but rather in relation to the cash flows or fair value of the underlying hedged transactions or assets and other exposures and to the overall reduction in our risk relating to adverse fluctuations in foreign exchange rates and bunker fuel prices.

See Note 17, “Derivative Financial Instruments” for more information.

Treasury Stock

When stock is retired or purchased for constructive retirement, the purchase price is initially recorded as a reduction to the par value of the shares repurchased, with any excess purchase price over par value recorded as a reduction to additional paid-in capital and retained earnings.

Retirement and Other Employee Benefits

Using appropriate actuarial methods and assumptions, we account for defined benefit pension plans in accordance with ASC guidance on “Compensation – Retirement Benefits”. We provide disclosures about our plan assets, including investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets consistent with the fair value hierarchy model described in the ASC on “ Fair Value Measurements and Disclosures”, as described in Note 18, “Fair Value Measurements”.

See Note 13, “Retirement and Other Employee Benefits” for more information.

New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update ("ASU") amendment related to reporting amounts reclassified out of accumulated other comprehensive income ("AOCI"). Under this ASU, an entity is required to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. This ASU does not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU is effective for us on December 29, 2012, the first day of our 2013 fiscal year.

In July 2012, the FASB issued an ASU amendment related to Intangibles - Goodwill and Other, which amends the indefinite-lived intangible asset impairment guidance by providing an option for companies to use a qualitative approach to test indefinite-lived intangible assets for impairment if certain conditions are met. This ASU allows us to use a qualitative assessment similar to the optional assessment introduced last year for testing goodwill for impairment. This ASU is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012 (early adoption is permitted). The implementation of the amended accounting guidance is not expected to have a material impact on our financial position or results of operations.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Asset Impairment and Other Charges, Net

We recorded asset impairment and other charges, net totaling $3.3 million, $16.3 million and $37.3 million for the years 2012, 2011 and 2010, respectively, which were the result of exit activities and asset impairments.

The following represents the detail of asset impairment and exit activity and other charges (credits), net for the year ended December 28, 2012 by reportable segment (U.S. dollars in millions):

	Long-lived and other asset impairment	Exit activity and other charges (credits)	Total
Banana segment:
United Kingdom under-utilized distribution center	$1.8	$1.0	$2.8
Costa Rica farm flood damages	1.3	(0.6)	0.7
Guatemala 2010 flood damage insurance reimbursement	—	(1.4)	(1.4)
Other fresh produce segment:
United Kingdom under-utilized fresh cut facility	1.0	1.6	2.6
Sale of assets previously impaired as a result of the melon program rationalization in Central America	(1.9)	—	(1.9)
Other charges and legal costs related to the Kunia well site in Hawaii	—	0.5	0.5
Total asset impairment and other charges (credits), net	$2.2	$1.1	$3.3

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Asset Impairment and Other Charges, Net (continued)

The following represents the detail of asset impairment and exit activity charges (credits), net for the year ended December 31, 2010 by reportable segment (U.S. dollars in millions):

	Long-lived and other asset impairment	Exit activity and other charges (credits)	Total
Banana segment:
Decision to abandon an isolated area of our banana operation in the Philippines	$12.7	$—	$12.7
Guatemala banana plantation flood damage and insurance reimbursements	6.1	(2.4)	3.7
Brazil insurance reimbursements for 2008 flood damage in our banana plantations	—	(0.4)	(0.4)
North America relocation of port facility	0.7	—	0.7
Other fresh produce segment:
Brazil melon operation exit activities	—	1.3	1.3
Chile earthquake	1.1	—	1.1
Prepared segment:
United Kingdom Del Monte® perpetual, royalty-free brand name license	1.4	—	1.4
South Africa exit activities	16.7	0.1	16.8
Total asset impairment and other charges (credits), net	$38.7	$(1.4)	$37.3

The following represents the roll forward of exit activity and other reserves for the year ended December 28, 2012 (U.S. dollars in millions):

	Exit activity and other reserve balance at December 30, 2011	Impact to Earnings	Cash Paid	Exit activity and other reserve balance at December 28, 2012
Termination benefits	$1.0	$1.9	$(0.9)	$2.0
Contract termination and other exit activity charges	3.6	0.9	(1.0)	3.5
	$4.6	$2.8	$(1.9)	$5.5

Included in the exit activity reserve balance at December 28, 2012 is $4.2 million in contract termination costs and employee termination benefits related to under-utilized facilities in the United Kingdom in the banana and other fresh produce segments and $1.3 million in employee termination benefits primarily related to the previously announced decision to exit Hawaiian production operations in the other fresh produce segment. We do not expect additional charges related to the exit and other activities mentioned above that would significantly impact our results of operations and financial condition.

Exit activity and other reserves are recorded in the Consolidated Balance Sheets in accounts payable and accrued expenses, for the current portion and other noncurrent liabilities for the noncurrent portion.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments in Unconsolidated Companies

Investments in unconsolidated companies accounted for under the equity method amounted to $1.5 million and $1.8 million at December 28, 2012 and December 30, 2011, respectively, and consisted of the following:

Company	Business	Ownership Interest	Accounting Method
Melones De Costa Rica, S.A.	Land lessor	50%	Equity
Hacienda Filadelfia, S.A.	Land lessor	50%	Equity

During 2011, we wrote-off the investment in Cartorama S.A. of $0.6 million and transferred our 50% ownership interest in Texas Specialty Produce Investors, LLC to the investee, both as a result of continued under-performance. We also sold our investment in Frutas de Parrita, S.A. and simultaneously purchased an investment in B.A.D.M. Agroindustrial, S.A. During 2012, we sold our 50% investment in B.A.D.M. Agroindustrial, S.A. for $1.0 million. Purchases from unconsolidated companies were $10.6 million for 2010. There were no purchases from unconsolidated companies in 2011 and 2012. Our portion of income (losses) in unconsolidated companies amounted to $0.7 million, $(0.7) million and $(0.8) million in 2012, 2011 and 2010, respectively, and is included in other income (expense), net. There were no dividends received from unconsolidated subsidiaries in 2012, 2011 and 2010.

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

One of our Del Monte Gold® Extra Sweet pineapple producers meets the definition of a VIE pursuant to the ASC guidance on “Consolidation” and is consolidated. Our variable interest in this entity includes an equity investment and certain debt guarantees.  All of this entity’s pineapple production is sold to us. Based on the criteria of this ASC, as amended, we are the primary beneficiary of this entity’s expected residual returns or losses in excess of our ownership interest. Although we are the primary beneficiary, the VIE’s creditors do not have recourse against our general credit. At December 28, 2012, the VIE had total assets of $44.3 million and total liabilities of $8.9 million. The VIE had long-term debt of $1.9 million, which is collateralized by its property, plant and equipment and further guaranteed by a $0.8 million standby letter of credit issued by us.  As of December 28, 2012, the VIE is current on the guaranteed long-term debt. There are no other restrictions on the assets of the VIE.

We have provided funding for capital investments in the VIE in proportion to our voting interest. We may from time to time in the future provide additional funding for capital investments in the VIE.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Property, Plant and Equipment, Net

Property, plant and equipment consisted of the following (U.S. dollars in millions):

	December 28, 2012	December 30, 2011
Land and land improvements	$529.4	$514.8
Buildings and leasehold improvements	426.6	424.2
Machinery and equipment	432.4	414.4
Maritime equipment (including containers)	183.9	193.0
Furniture, fixtures and office equipment	75.8	102.0
Automotive equipment	50.8	44.9
Construction-in-progress	24.8	36.2
	1,723.7	1,729.5
Less: accumulated depreciation and amortization	(699.1)	(706.6)
Property, plant and equipment, net	1,024.6	$1,022.9

Depreciation and amortization expense on property, plant and equipment, including assets under capital leases, was $69.2 million, $72.1 million and $77.2 million for 2012, 2011 and 2010, respectively.

Land, containers, machinery and equipment and automotive equipment under capital leases totaled $9.8 million and $11.1 million at December 28, 2012 and December 30, 2011, respectively. Accumulated amortization for assets under capital leases was $5.3 million and $5.7 million at December 28, 2012 and December 30, 2011, respectively.

For the years 2012, 2011 and 2010, the gain on sales of property, plant and equipment included gains of $0.2 million, $3.1 million and $9.2 million, respectively. Included in the $0.2 million are gains primarily related to the sale of shipping-related and other surplus equipment in the banana segment.

In 2011, the gain on sales of property, plant and equipment of $3.1 million are primarily related to the sale of four refrigerated vessels in the banana segment and properties in South America primarily in the other fresh produce segment. In 2010, the gain on sales of property, plant and equipment of $9.2 million are primarily related to the sale of five refrigerated vessels in the banana segment and properties in South America in the other fresh produce segment and Africa in the prepared food segment.

7. Goodwill and Other Intangible Assets

The following table reflects our indefinite-lived intangible assets, including goodwill and our definite-lived intangible assets along with related accumulated amortization by major category (U.S. dollars in millions):

	December 28, 2012	December 30, 2011
Goodwill	$405.6	$402.3
Indefinite-lived intangible assets:
Trademarks	68.6	68.4
Definite-lived intangible assets:
Definite-lived intangible assets	9.7	12.7
Accumulated amortization	(4.2)	(6.5)
Definite-lived intangible assets, net	5.5	6.2
Goodwill and other intangible assets, net	$479.7	$476.9

Indefinite-lived and definite-lived intangible assets are included in other noncurrent assets in the Consolidated Balance Sheets.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

 7. Goodwill and Other Intangible Assets (continued)

The following table reflects the changes in the carrying amount of goodwill by business segment (U.S. dollars in millions):

	Bananas	Other fresh produce	Prepared food	Totals
Goodwill	$65.3	$284.8	$75.0	$425.1
Accumulated impairment losses	—	(18.7)	—	(18.7)
Balance at December 31, 2010	$65.3	$266.1	$75.0	$406.4

Impairment of melon goodwill	—	(3.3)	—	(3.3)
Foreign exchange and other	(0.5)	—	(0.3)	(0.8)

Goodwill	$64.8	$284.8	$74.7	$424.3
Accumulated impairment losses	—	(22.0)	—	(22.0)
Balance at December 30, 2011	$64.8	$262.8	$74.7	$402.3

Foreign exchange and other	0.3	0.3	2.7	3.3

Goodwill	$65.1	$285.1	$77.4	$427.6
Accumulated impairment losses	—	(22.0)	—	(22.0)
Balance at December 31, 2012	$65.1	$263.1	$77.4	$405.6

Results of Impairment Tests

In accordance with the ASC guidance on “Goodwill and Other Intangible Assets”, we review goodwill for impairment on an annual basis or earlier if indicators of impairment arise. Based on the valuation of goodwill performed as of the first day of our fourth quarter in 2012 and 2011, the fair value of goodwill exceeded its carrying value and thus there was no impairment recorded.  As of December 28, 2012, we are not aware of any items or events that would cause a further adjustment to the carrying value of goodwill.

As a result of the decision to discontinue planting certain melon varieties in Central America during the second quarter of 2011, which significantly reduced melon volumes in the future, we recognized a write-down of the melon goodwill of $3.3 million.

As a result of lower than expected sales volume and pricing in the United Kingdom, we recorded an impairment charge of $1.4 million during the third quarter of 2010, related to the DEL MONTE® indefinite-lived perpetual, royalty-free brand name license for U.K. beverage products.  Based on the valuation of the trademarks performed as of the first day of our fourth quarter, the fair value of the trademarks exceeded their carrying value and thus there was no impairment recorded. As of December 28, 2012, we are not aware of any items or events that would cause a further adjustment to the carrying value of the trademarks.

The fair value of the prepared food unit’s goodwill and trademarks, the tomato and vegetable and banana reporting unit's goodwill are highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Goodwill and Other Intangible Assets (continued)

The following table highlights the sensitivities of the goodwill and indefinite-lived intangibles at risk as of December 28, 2012 (U.S. dollars in millions):

			Prepared Food Reporting Unit
	Banana Reporting Unit Goodwill	Tomato and Vegetable Reporting Unit Goodwill	Goodwill	U.K. Beverage Trademarks	Remaining DEL MONTE® Trademarks
Carrying value of goodwill	$65.1	$66.1	$74.8	$5.0	$63.6

Approximate percentage by which the fair value exceeds the carrying value based on annual impairment test as of 1st day of fourth quarter	5.0%	11.0%	5.0%	5.0%	12.0%

Amount that a one percentage point increase in the discount rate and a 5% decrease in cash flows would cause the carrying value to exceed the fair value and trigger a fair valuation	$65.1	$4.9	$35.3	$0.4	$1.1

See Note 3, “Asset Impairment and Other Charges, Net” and Note 18, "Fair Value Measurements" for further discussion related to impairments of intangible assets occurring during 2011 and 2010.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Goodwill and Other Intangible Assets (continued)

The estimated amortization expense related to definite-lived intangible assets for the five succeeding years is as follows (U.S. dollars in millions):

2013	$0.8
2014	0.8
2015	0.8
2016	0.8
2017	0.8

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Financing Receivables (continued)

The following table details the advances to growers along with the related allowance for doubtful accounts (U.S. dollars in millions):

	December 28, 2012		December 30, 2011
	Current	Noncurrent	Current	Noncurrent
Gross advances to growers	$29.2	$4.3	$28.7	$3.1
Allowance for advances to growers	(3.4)	—	(3.4)	—
Net advances to growers	$25.8	$4.3	$25.3	$3.1

Gross notes receivable	$—	$0.1	$0.5	$0.4
Allowance for notes receivable	—	—	—	—
Net allowance for notes receivable	$—	$0.1	$0.5	$0.4

The current and noncurrent portions of the financing receivables included above are classified in the Consolidated Balance Sheets in other accounts receivable and other noncurrent assets, respectively.

The following table details the credit risk profile of the above listed financing receivables (U.S. dollars in millions):

	Current Status	Fully Reserved	Total
Gross advances to growers:
December 28, 2012	$30.1	$3.4	$33.5
December 30, 2011	28.4	3.4	31.8
Gross notes receivable:
December 28, 2012	0.1	—	0.1
December 30, 2011	0.9	—	0.9

The allowance for doubtful accounts and the related financing receivables for the years ended December 28, 2012 and December 30, 2011 were as follows (U.S. dollars in millions):

	December 28, 2012	December 30, 2011	December 31, 2010
Allowance for advances to growers:
Balance, beginning of period	$3.4	$4.0	$4.2
Deductions to allowance including
recoveries	—	(0.6)	(0.2)
Balance, end of period	$3.4	$3.4	$4.0

Allowance for notes receivable:
Balance, beginning of period	$—	$0.6	$—
Provision for uncollectible amounts	—	—	0.6
Deductions to allowance including
recoveries	—	(0.6)	—
Balance, end of period	$—	$—	$0.6

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (U.S. dollars in millions):

	December 28, 2012	December 30, 2011
Trade payables	$144.3	$158.2
Other payables	20.5	17.0
Accrued fruit purchases	10.6	8.2
Vessel and port operating expenses	18.8	19.3
Payroll and employee benefits	47.5	47.1
Accrued promotions	9.4	11.7
Other accrued expenses	82.4	81.7
Accounts payable and accrued expenses	$333.5	$343.2

Other accrued expenses is primarily composed of accruals for inland freight costs incurred, purchases received but not invoiced and other accruals, none of which individually exceed 5% of current liabilities.

10. Income Taxes

The provision for (benefit from) income taxes consisted of the following (U.S. dollars in millions):

	December 28, 2012	December 30, 2011	December 31, 2010
Current:
U.S. federal income tax	$10.1	$3.6	$0.2
State	1.2	0.7	0.5
Non-U.S.	0.1	12.4	2.9
	11.4	16.7	3.6
Deferred:
U.S. federal income tax	3.0	2.5	0.1
State	0.3	0.2	—
Non-U.S.	(2.5)	(13.7)	(4.4)
	0.8	(11.0)	(4.3)
	$12.2	$5.7	$(0.7)

Income before income taxes consisted of the following (U.S. dollars in millions):

	December 28, 2012	December 30, 2011	December 31, 2010
U.S.	$36.5	$17.2	$20.2
Non-U.S.	120.7	83.3	39.9
	$157.2	$100.5	$60.1

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Income Taxes (continued)

The differences between the reported provision for (benefit from) income taxes and income taxes computed at the U.S. statutory federal income tax rate are explained in the following reconciliation (U.S. dollars in millions):

	Year ended (1)
	December 28, 2012	December 30, 2011	December 31, 2010
Income tax provision computed at the U.S. statutory federal rate	$55.0	$35.2	$21.0
Effect of tax rates on non-U.S. operations	(77.5)	(75.0)	(76.9)
Provision for (reversal of) uncertain tax positions	(7.0)	4.7	(2.0)
Non-deductible interest	22.4	31.4	27.3
Foreign exchange	(5.3)	(2.2)	7.6
Non-deductible intercompany charges	3.4	(0.5)	(3.1)
Non-deductible differences	1.8	4.0	1.5
Non-taxable income/loss	0.3	(0.9)	3.2
Non-deductible expenses	4.3	8.8	—
Net operating loss re-established due to settlement of audit	—	—	0.5
Other	1.0	1.6	1.1
Other taxes in lieu of income	3.1	0.1	0.5
Change in deferred rate	(2.6)	0.4	0.5
Tax credits	—	(0.5)	(1.3)
Increase/(decrease) in valuation allowance (2)	13.3	(1.4)	19.4
Provision for (benefit from) income taxes	$12.2	$5.7	$(0.7)

_____________
(1) Certain amounts in prior years have been reclassified to conform to current year presentation.
(2) The increase/(decrease) in valuation allowance includes effects of foreign exchange and adjustments to deferred tax balances which were fully offset by valuation allowance.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Income Taxes (continued)

Deferred income tax assets and liabilities consisted of the following (U.S. dollars in millions):

	December 28,	December 30,
Deferred tax liabilities:	2012	2011
Current:
Allowances and other accrued liabilities	$(1.4)	$(2.5)
Inventories	(14.5)	(13.2)
Total current tax liabilities	(15.9)	(15.7)

Noncurrent:
Property, plant and equipment	(69.8)	(72.0)
Equity in earnings of unconsolidated companies	(0.2)	0.2
Pension	(2.4)	(2.7)
Other noncurrent liabilities	(5.3)	(5.1)

Total noncurrent deferred tax liabilities	(77.7)	(79.6)
Total current and noncurrent deferred tax liabilities	$(93.6)	$(95.3)

Deferred tax assets:
Current:
Net operating loss carryforwards	$4.3	$6.0
Allowances and other accrued assets	13.0	22.1
Inventories	5.0	2.9
Total current deferred tax assets	22.3	31.0
Valuation allowance	(10.5)	(18.6)
Total net current deferred tax assets	11.8	12.4

Noncurrent:
Pension liability	22.5	21.6
Property, plant and equipment	4.1	5.5
Post-retirement benefits other than pension	0.8	0.9
Net operating loss carryforwards	168.7	149.6
Capital loss carryover	2.9	2.8
Other noncurrent assets	27.6	32.2
Total noncurrent deferred tax assets	226.6	212.6
Valuation allowance	(170.1)	(155.7)
Total net noncurrent deferred tax assets	56.5	56.9

Total deferred tax assets, net	$68.3	$69.3

Net deferred tax liabilities	$(25.3)	$(26.0)

During 2012 and 2011, the valuation allowance increased by $6.3 million and decreased by $21.2 million, respectively.  The increase in 2012 related to valuation allowances on deferred tax assets in tax jurisdictions where it was deemed more likely than not that future taxable income would not be sufficient to realize the related income tax benefits. The decrease in the valuation allowance in 2011 primarily related to deferred tax assets in tax jurisdictions where, due to our current and foreseeable operations, there was a change in judgment about our ability to realize the deferred tax assets in future years.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Income Taxes (continued)

At December 28, 2012, the valuation allowance includes $1.8 million for which subsequently recognized tax benefits will be recognized directly in contributed capital.

Except for earnings that are currently distributed, no additional provision has been made for U.S. or non-U.S. income taxes on the undistributed earnings of subsidiaries as such earnings are expected to be permanently reinvested. A liability could arise if amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed. It is not practicable to estimate the additional income taxes related to permanently reinvested earnings or the basis differences related to investments in subsidiaries.

At December 28, 2012, we had approximately $640.1 million of federal and foreign tax operating loss carry-forwards expiring as follows (U.S. dollars in millions):

Expires:
2013	$34.5
2014	47.0
2015	39.0
2016 and beyond	42.5
No expiration	477.1
Total	$640.1

At December 28, 2012, we had state tax operating loss carry-forwards ranging up to $9.4 million, which have various expiration dates within the years 2013-2027.

A reconciliation of the beginning and ending amount of uncertain tax positions excluding interest and penalties is as follows (U.S. dollars in millions):

	December 28, 2012	December 30, 2011	December 31, 2010
Beginning balance	$14.6	$14.2	$16.5
Gross decreases - tax position in prior period	(1.2)	—	(1.0)
Gross increases - current-period tax positions	0.5	5.3	0.9
Settlements	(2.4)	(3.4)	(1.3)
Lapse of statute of limitations	(7.6)	(0.6)	(1.3)
Foreign exchange	0.2	(0.9)	0.4
Ending balance	$4.1	$14.6	$14.2

As of December 28, 2012, we had $4.1 million accrued for uncertain tax positions, that, if recognized would affect the effective income tax rate.

The tax years 2004-2012 remain subject to examination by taxing authorities throughout the world in major jurisdictions, such as Costa Rica, Netherlands, Netherlands Antilles, Switzerland and the United States.

We classify interest and penalties on uncertain tax positions as a component of income tax expense in the Consolidated Statements of Income.  We recognized a benefit related to interest and penalties of $4.4 million for the year ended December 28, 2012.  Accrued interest and penalties related to uncertain tax positions as of December 28, 2012 is $0.2 million and is included in other noncurrent liabilities.

During February 2013, we agreed to settle an uncertain tax position related to an ongoing audit in a foreign jurisdiction. As a result of the settlement, we will record income tax expense of $2.1 million during the first quarter of 2013. The majority of this settlement will not result in cash payments due to utilization of available net operating loss carryforwards and tax prepayments which may be used to offset this liability.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Long-Term Debt and Capital Lease Obligations

The following is a summary of long term-debt and capital lease obligations (U.S. dollars in millions):

	December 28, 2012	December 30, 2011
Senior secured revolving credit facility (see Credit Facility below)	$122.0	$209.8
Various other notes payable	3.6	4.4
Capital lease obligations	0.6	1.3
Total long-term debt and capital lease obligations	126.2	215.5
Less: Current portion	(2.7)	(2.2)
Long-term debt and capital lease obligations	$123.5	$213.3

Credit Facility

Until October 23, 2012, our working capital facility (the “Prior Credit Facility”) was administered by Rabobank Nederland, New York Branch. The Prior Credit Facility had a 3.5-year term, with a scheduled termination date of January 17, 2013. The Prior Credit Facility included a swing line facility and a letter of credit facility with a $100 million sub-limit. Borrowings under the Prior Credit Facility bore interest at a spread over the London Interbank Offer Rate (“LIBOR”) that varied with our leverage ratio. In July 2012, we voluntarily lowered the borrowing limit under the Prior Credit Facility from $300 million to $150 million in order to reduce our unused commitment fee expense. The Prior Credit Facility was collateralized directly or indirectly by substantially all of our assets and was guaranteed by certain of our subsidiaries. In August 2011, we voluntarily lowered the borrowing limit on the Prior Credit Facility from $500 million to $300 million in order to reduce our unused commitment fee. As a result of the voluntary reduction of our borrowing limit, we proportionally reduced capitalized debt issuance costs by $1.2 million. This write-down is included in interest expense in the accompanying Consolidated Statements of Income. In March 2011, we amended the Prior Credit Facility by lowering applicable margins over LIBOR or Base rate borrowings that vary with our leverage ratio.

On October 23, 2012 we replaced the Prior Credit Facility by entering into a 5-year, $500 million syndicated senior unsecured revolving credit facility maturing on October 23, 2017 (the "New Credit Facility") with Bank of America, N.A. as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Inc. as sole lead arranger and sole lead manager. The New Credit Facility also includes a swing line facility and a letter of credit facility. We capitalized $1.6 million of debt issuance costs, which are included in other noncurrent assets on our Consolidated Balance Sheets.

The following is a summary of the material terms of the New Credit Facility and other working capital facilities (U.S. dollars in millions):

	Term	Maturity Date	Interest Rate at December 28, 2012	Borrowing Limit	Available Borrowings at December 28, 2012
New Credit Facility	5.0 years	October 23, 2017	1.67%	$500.0	$366.2
Other working capital facilities	Varies	Varies	Varies	23.2	21.7
				$523.2	$387.9

The New Credit Facility bears interest at a rate of LIBOR plus a margin that varies with the Company's leverage ratio. The current margin for LIBOR advances is 1.25%. The Company intends to use funds borrowed under the New Credit Facility from time to time for general corporate purposes, which may include the repayment, redemption or refinancing of the Company's existing indebtedness, working capital needs, capital expenditures, funding of possible acquisitions, possible share repurchases and satisfaction of other obligations of the Company.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Long-Term Debt and Capital Lease Obligations (continued)

The New Credit Facility requires us to comply with financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers. As of December 28, 2012, we were in compliance with all of the covenants contained in the New Credit Facility. The Credit Facility is unsecured as long as we maintain a certain leverage ratio and is guaranteed by certain of the our subsidiaries. The New Credit Facility permits borrowings under the revolving commitment with an interest rate determined based on our leverage ratio and spread over LIBOR. In addition, we pay a fee on unused commitments.

At December 28, 2012, we applied $11.8 million to the letter of credit facility, comprised primarily of certain contingent obligations and other governmental agency guarantees combined with guarantees for purchases of raw materials and equipment. The letter of credit facility includes $0.8 million relating to a debt guarantee for a VIE. We also had $13.0 million in other letters of credit and bank guarantees not included in the letter of credit facility. Refer to Note 5, “Variable Interest Entities”, for further discussion of VIEs.

Maturities of long-term debt and capital lease obligations during the next five years are (U.S. dollars in millions):

	Long-Term Debt	Capital Leases	Totals
2013	$2.4	$0.4	$2.8
2014	0.7	0.1	0.8
2015	0.5	0.1	0.6
2016	122.0	—	122.0
	125.6	0.6	126.2
Less: Amounts representing interest	—	—	—
	125.6	0.6	126.2
Less: Current portion	$(2.4)	$(0.3)	$(2.7)

Totals, net of current portion of long-term debt and capital lease obligations	$123.2	$0.3	$123.5

Cash payments of interest on long-term debt, net of amounts capitalized, were $1.6 million, $3.3 million and $7.9 million for 2012, 2011 and 2010, respectively. Capitalized interest expense was $0.9 million for 2012, $1.2 million for 2011 and $0.8 million for 2010, respectively.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Net Income Per Ordinary Share

Basic and diluted net income per ordinary share is calculated as follows (U.S. dollars in millions, except share and per share data):

	Year ended
	December 28, 2012	December 30, 2011	December 31, 2010
Numerator:
Net income attributable to Fresh Del Monte Produce Inc.	$143.2	$92.5	$62.2

Denominator:
Weighted average number of ordinary shares - Basic	57,937,245	58,893,832	60,535,978
Effect of dilutive securities - employee stock options	184,256	269,450	174,961
Weighted average number of ordinary shares - Diluted	58,121,501	59,163,282	60,710,939

Net income per ordinary share attributable to
Fresh Del Monte Produce Inc.:

Basic	$2.47	$1.57	$1.03
Diluted	$2.46	$1.56	$1.02

There were no anti-dilutive options for the years ended 2012, 2011 and 2010 except for the fourth quarter of 2011 and 2010 which excludes the impact of stock options 208,152 and 203,104 shares, respectively.  Refer to Note 20, “Unaudited Quarterly Financial Information”.

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

U.S.-Based Defined Benefit Pension Plans

We sponsor a non-contributory defined benefit pension plan, which covers a portion of our U.S.-based employees under a collective bargaining agreement. This plan provides benefits based on the employees’ years of service and qualifying compensation. Our funding policy for this plan is to contribute amounts sufficient to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended, or such additional amounts as determined appropriate to assure that the assets of the plan would be adequate to provide benefits. Substantially all of the plan’s assets are invested in mutual funds.  As a result of the accelerated closing of our Hawaii facility announced in 2006, the ILWU Local 42 collective bargaining agreement was not re-negotiated and expired in 2009 and as such the U.S.-based defined benefit pension plan has ceased accruing benefits.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. Retirement and Other Employee Benefits (continued)

The following table sets forth a reconciliation of benefit obligations, plan assets and funded status for our defined benefit pension plans and post-retirement plans as of December 28, 2012 and December 30, 2011, which are also their measurement dates (U.S. dollars in millions):

	Pension plans (1)				Post-retirement plans
	December 28, 2012		December 30, 2011		December 28, 2012	December 30, 2011
	U.S.	U.K.	U.S.	U.K.	Central America	Central America
Change in Benefit Obligation:
Beginning benefit obligation	$18.3	$52.0	$17.2	$56.4	$41.4	$36.8
Service cost	—	—	—	—	4.2	3.6
Interest cost	0.8	2.4	0.9	3.0	3.0	3.0
Actuarial loss (gain)	1.4	4.9	1.6	(5.4)	7.8	0.7
Benefits paid	(1.4)	(1.8)	(1.4)	(1.8)	(4.0)	(3.3)
Exchange rate changes (2)	—	2.2	—	(0.2)	(0.4)	0.6
Ending benefit obligation	19.1	59.7	18.3	52.0	52.0	41.4

Change in Plan Assets:
Beginning fair value	12.2	39.3	12.1	40.4	—	—
Actual return on plan assets	1.4	4.1	(0.2)	(1.9)	—	—
Company contributions	1.3	2.4	1.7	2.7	4.0	3.3
Benefits paid	(1.4)	(1.8)	(1.4)	(1.8)	(4.0)	(3.3)
Exchange rate changes (2)	—	1.6	—	(0.1)	—	—
Ending fair value	13.5	45.6	12.2	39.3	—	—

Amounts recognized in the Consolidated Balance Sheets:
Accounts payable and accrued expenses (current liability)	—	—	—	—	5.7	4.9
Retirement benefits liability (noncurrent liability)	5.6	14.0	6.1	12.7	46.3	36.5
Net amount recognized in the
Consolidated Balance Sheets	$5.6	$14.0	$6.1	$12.7	$52.0	$41.4

Amounts recognized in Accumulated other comprehensive income (loss)(3):
Net actuarial (loss) gain	(9.7)	2.8	(9.0)	5.9	(20.4)	(13.8)
Net amount recognized in
Accumulated other comprehensive income (loss)	$(9.7)	$2.8	$(9.0)	$5.9	$(20.4)	$(13.8)

(1)	The accumulated benefit obligation is the same as the projected benefit obligation.

(2)
The exchange rate difference included in the reconciliation of the change in benefit obligation and the change in plan assets above results from the weakening of the U.S. dollar relative to the British pound for the U.K. plan and the strengthening of the U.S. dollar versus Central American currencies such as the Costa Rican colon and Guatemalan quetzal for the Central American plans as of December 28, 2012 and December 30, 2011 when compared to the previous year.

(3)	As of December 28, 2012 and December 30, 2011, we had accumulated other comprehensive income of $4.8 million and $4.5 million, respectively, related to tax effect of unamortized pension gains.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. Retirement and Other Employee Benefits (continued)

The following table provides a roll forward of the AOCI balances (U.S. dollars in millions):

	Pension plans				Post-retirement plans
	Year ended				Year ended
	December 28, 2012		December 30, 2011		December 28, 2012	December 30, 2011
Reconciliation of AOCI	U.S.	U.K.	U.S.	U.K.	Central America	Central America
AOCI (loss) gain at beginning of plan year	$(9.0)	$5.9	$(6.4)	$5.2	$(13.8)	$(14.2)
Amortization of net losses recognized during the year	0.3	0.4	0.2	—	0.4	1.2
Net (losses) gains occurring during the year	(1.0)	(3.3)	(2.8)	0.7	(6.9)	(0.8)
Currency exchange rate changes	—	(0.2)	—	—	(0.1)	—
AOCI gain (loss) at end of plan year	$(9.7)	$2.8	$(9.0)	$5.9	$(20.4)	$(13.8)

The amounts in AOCI expected to be amortized as a component of net period cost in the upcoming year are (U.S. dollars in millions):

	Pension plans		Post-retirement plans
	U.S.	U.K.	Central America
2013 Amortization of net losses	$0.4	$—	$1.6

The following table sets forth the net periodic pension cost of our defined benefit pension and post-retirement benefit plans (U.S. dollars in millions):

	Pension plans						Post-retirement plans
	Year ended						Year ended
	December 28, 2012		December 30, 2011		December 31, 2010		December 28, 2012	December 30, 2011	December 31, 2010
	U.S.	U.K.	U.S.	U.K.	U.S.	U.K.	Central America	Central America	Central America
Service cost	$—	$—	$—	$—	$—	$—	$4.2	$3.6	$3.3
Interest cost	0.8	2.4	0.9	3.0	0.9	3.1	3.0	3.0	3.6
Expected return on assets	(1.0)	(2.5)	(1.0)	(2.8)	(0.9)	(2.4)	—	—	—
Net amortization	0.3	—	0.2	—	0.1	—	1.1	1.2	1.0
Net periodic cost (income)	$0.1	$(0.1)	$0.1	$0.2	$0.1	$0.7	$8.3	$7.8	$7.9

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. Retirement and Other Employee Benefits (continued)

Actuarial Assumptions

The assumptions used in the calculation of the benefit obligations of our U.S. and U.K defined benefit pension plans and Central American plans consisted of the following:

	December 28, 2012				December 30, 2011				December 31, 2010
	Pension plans		Post- retirement plans		Pension plans		Post- retirement plans		Pension plans		Post- retirement plans
	U.S.	U.K.	Central America		U.S.	U.K.	Central America		U.S.	U.K.	Central America
Weighted average discount rate	3.85%	4.10%	6.65%	(1)	4.50%	4.70%	7.73%	(1)	5.30%	5.40%	8.54%
Rate of increase in compensation levels	—%	2.70%	5.37%		—%	2.90%	5.04%	(2)	—%	3.50%	5.29%

The assumptions used in the calculation of the net periodic pension costs for our U.S. and U.K. defined benefit pension plans and Central American plans consisted of the following:

	December 28, 2012				December 30, 2011				December 31, 2010
	Pension plans		Post- retirement plans		Pension plans		Post- retirement plans		Pension plans		Post- retirement plans
	U.S.	U.K.	Central America		U.S.	U.K.	Central America		U.S.	U.K.	Central America
Weighted average discount rate	4.50%	4.70%	7.73%	(1)	5.30%	5.40%	8.54%	(3)	5.85%	5.70%	10.90%
Rate of increase in compensation levels	—%	2.90%	5.04%	(2)	—%	3.50%	5.29%		—%	3.60%	8.19%
Expected long-term rate of return on assets	7.50%	5.91%	—%		7.50%	6.80%	—%		7.50%	7.20%	—%

(1)
The decrease in the weighted average discount rate assumption for the benefit obligation and net periodic pension costs decreased due to a decrease in inflation assumptions and country-specific investments.

(2)	The decrease in the rate of increase in compensation levels is due to a decrease in inflation assumptions.

(3)
The decrease in the weighted average discount rate assumption used in the calculation of the benefit obligation from 2010 to 2011 for the Central American plans was due to the fact that country-specific investments decreased significantly in 2010.

Effective December 30, 2011, we changed the method of calculating the discount rate and rate of increase in compensation levels for the U.K. Plan. The change related to using the Consumer Prices Index rather than the Retail Prices Index as the inflation measure for pension plans in order to align the expected return on investments with the expected benefit payment stream. The impact to the ending benefit obligation as a result of this change was $6.3 million, which resulted in a decrease in the retirement benefits liability and an increase in the amounts recognized in accumulated other comprehensive income in our Consolidated Balance Sheets. The change in method of calculating the discount rate is treated as a change in assumption, which affects the net actuarial (loss) gain and is amortized over the remaining service period of the plan participants. The annual amortization impacted net periodic cost in 2012.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. Retirement and Other Employee Benefits (continued)

Cash Flows

	Pension plans		Post-retirement plans
	U.S.	U.K.	Central America
Expected benefit payments for:
2013	$1.4	$1.9	$5.7
2014	1.3	1.9	5.2
2015	1.3	2.1	5.1
2016	1.2	2.1	5.5
2017	1.2	2.2	4.9
Next 5 years	5.4	12.6	24.1
Expected benefit payments over next 10 years	$11.8	$22.8	$50.5

There are no expected contributions for the U.S. pension plan for 2013. Expected contributions for the U.K. pension plan are $2.2 million, for 2013. Contributions for the U.S. and U.K. pension plans are actuarially determined based on funding regulations.

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

The fair values of our U.S. plan assets at December 28, 2012 by asset category are as follows:

		Fair Value Measurements at December 28, 2012 (U.S. dollars in millions)
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Short-term investments	$0.1	$—	$0.1	$—
Mutual Funds:
Fixed income securities	$4.8	$4.8	$—	$—
Bond securities	0.1	0.1	—	—
Value securities	4.3	4.3	—	—
Growth securities	3.6	3.6	—	—
Commodity securities	$0.7	$0.7	$—	$—
Total	$13.6	$13.5	$0.1	$—

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

Short-Term Investments - The amortized cost method is used in calculating net asset value (NAV), meaning that the calculation is based on a valuation of the assets held by a fund at cost, with an adjustment for any discount or premium on a security at the time of purchase. Generally, trading of underlying securities is substantially completed each day at various times prior to the close of business from observable sources . The values of such securities used in computing the NAV of a fund’s shares are determined as of such times. These investments are classified within Level 2 of the fair value hierarchy.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. Retirement and Other Employee Benefits (continued)

United Kingdom Defined Benefit Pension Plan

Plan Assets

The fair values of our U.K. plan assets at December 28, 2012 by asset category are as follows:

		Fair Value Measurements at December 28, 2012 (U.S. dollars in millions)
Asset Category	Total Fair Value at December 28, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$0.6	$0.6	$—	$—
Equity securities:
United Kingdom companies	18.8	18.8	—	—
United States companies	5.5	5.5	—	—
Other international companies	10.9	10.9	—	—
Fixed income securities:
United Kingdom government bonds	4.8	4.8	—	—
United Kingdom corporate bonds	5.0	5.0	—	—
Total	$45.6	$45.6	$—	$—

The fair values of our U.K. plan assets at December 30, 2011 by asset category are as follows:

		Fair Value Measurements at December 30, 2011 (U.S. dollars in millions)
Asset Category	Total Fair Value at December 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$0.5	$0.5	$—	$—
Equity securities:
United Kingdom companies	16.5	16.5	—	—
United States companies	5.0	5.0	—	—
Other international companies	8.8	8.8	—	—
Fixed income securities:
United Kingdom government bonds	5.1	5.1	—	—
United Kingdom corporate bonds	3.4	3.4	—	—
Total	$39.3	$39.3	$—	$—

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

According to the plan’s investment policy, approximately 40% of the U.K. plan’s assets are invested in equity securities of companies of the United Kingdom, 28% in U.S. and European equities and 12% are invested in other international equities. Approximately 20% of the U.K. plan’s assets are invested in high-grade, fixed-income securities or corporate bonds with maturities of up to 15 years. Fund managers have no discretion to make asset allocation decisions, but the trustees try to rebalance any discrepancies through selective allocations of future contributions. Performance benchmarks for each asset class are based on various FTSE indices. Investment performance is review quarterly. The actual return on plan assets for the U.K. plan was a positive return of approximately 10% and a negative return of 5% for the years ended December 28, 2012 and December 30, 2011, respectively.

Other Employee Benefits

We also sponsor a defined contribution plan established pursuant to Section 401(k) of the Internal Revenue Code. Subject to certain dollar limits, employees may contribute a percentage of their salaries to the plan, and we will match a portion of each employee’s contribution. This plan is in effect for U.S.-based employees only. The expense pertaining to this plan was $1.1 million for 2012, $1.0 million for 2011 and $0.9 million for 2010, respectively.

On August 31, 1997, one of our subsidiaries ceased accruing benefits under its salary continuation plan covering Central American management personnel. At December 28, 2012 and December 30, 2011, we had $7.1 million and $7.2 million, respectively, accrued for this plan including $0.6 million and $0.6 million in accumulated other comprehensive income (loss) related to unamortized pension gains for December 28, 2012 and December 30, 2011, respectively. We expect to recognized no unamortized pension gains related to this plan in the Consolidated Statements of Income during 2013. Net periodic pension costs were, $0.3 million for each of the years ended December 28, 2012, December 30, 2011 and December 31, 2010.   We expect to contribute approximately $0.7 million to the salary continuation plan in 2013 and for each of the next five years. Benefit payments under the plan for the next five years from 2018 onward are expected to total $3.6 million.

We provide retirement benefits to certain employees who are not U.S.-based. Generally, benefits under these programs are based on an employee’s length of service and level of compensation. These programs are immaterial to our consolidated financial statements. The unamortized pension losses related to other non-U.S.-based plans included in accumulated other comprehensive income (loss), a component of shareholders’ equity was $4.1 million and $1.0 million for each of the years ending December 28, 2012 and December 30, 2011.

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

Stock-based compensation expense included in selling, general and administrative expenses related to stock options on a straight-line, single award basis, restricted stock awards and restricted stock units included in the accompanying Consolidated Statements of Income was as follows (U.S. dollars in millions, except per share data):

	Year ended
	December 28, 2012	December 30, 2011	December 31, 2010
Stock-based compensation expense	$10.3	$9.2	$7.5

Stock-based compensation expense per diluted share	$0.18	$0.16	$0.12

We realized an excess share-based payment deduction net of tax deficiencies resulting from stock options exercised through a reduction in taxes currently payable and related effect on cash flows of $3.6 million for the year ended December 28, 2012. We were in a net operating loss carry-forward position in the relevant jurisdictions for the year ended December 31, 2010, therefore excess share-based payment deductions resulting from stock options exercised in this period were not realized. Proceeds of $10.1 million, $22.8 million, and $2.2 million were received from the exercise of stock options for the years ended December 28, 2012, December 30, 2011 and December 31, 2010, respectively.

Stock Option Awards

On May 5, 2011, our shareholders approved and ratified the 2011 Omnibus Share Incentive Plan (the “2011 Plan”). The 2011 Plan allows the Company to grant equity-based compensation awards, including stock options, restricted stock awards and restricted stock units. Under the 2011 Plan, the Board of Directors is authorized to grant options to purchase up to 2,500,000 ordinary shares and grant up to 500,000 restricted stock units or other stock based awards that are not options. As of December 28, 2012, the 2011
Plan had 1,580,000 options and 344,382 restricted stock and unit awards available for grant.

On May 11, 1999, our shareholders approved and ratified the 1999 Share Incentive Plan (the “1999 Plan”). Under the 1999 Plan, as amended, the Board of Directors is authorized to grant options to purchase Ordinary Shares. As of December 28, 2012, the 1999 Plan had 115,000 options available for grant. Under both the 2011 and 1999 Plans, options have been granted to directors, officers and other key employees to purchase our Ordinary Shares at the fair market value of the Ordinary Shares at the date of grant.

Under both the 2011 Plan and the 1999 Plan, 20% of the options usually vest immediately, and the remaining options vest in equal installments over the next four years. Options under the 2011 Plan and the 1999 Plan may be exercised over a period not in excess of 10 years from the date of the grant.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Stock-Based Compensation (continued)

The following table summarizes stock option activity for the years ended December 28, 2012, December 30, 2011 and December 31, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Options outstanding at January 1, 2010	4,944,373	$22.76	$8.40
Granted	161,000	20.13	7.46
Exercised	(135,722)	16.63	5.90
Cancelled	(86,750)	23.64	8.62

Options outstanding at December 31, 2010	4,882,901	22.82	8.44
Granted	1,081,000	24.19	8.65
Exercised	(1,166,849)	19.52	7.19
Cancelled	(60,000)	26.82	10.05

Options outstanding at December 30, 2011	4,737,052	23.90	8.74
Granted	986,000	23.99	8.40
Exercised	(475,918)	21.29	7.86
Cancelled	(52,000)	27.13	10.07

Options outstanding at December 28, 2012	5,195,134	$24.12	$8.77

Exercisable at December 31, 2010	3,199,901	$23.18	$8.54

Exercisable at December 30, 2011	2,908,052	$24.48	$9.00

Exercisable at December 28, 2012	3,460,134	$24.43	$8.96

The following table lists the various stock option grants occurring for the years ended December 28, 2012 and December 30, 2011:

Stock Option Grant	Number of Options Granted	Exercise Price	Fair Value
August 1, 2012 - Employees	825,000	$24.29	$8.44
February 29, 2012 - Chairman and Chief Executive Officer	161,000	$22.46	$8.15
August 3, 2011 - Employees	920,000	$23.76	$8.57
March 2, 2011 - Chairman and Chief Executive Officer	161,000	$26.67	$9.08

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Stock-Based Compensation (continued)

The following are the weighted average assumptions used in the Black-Scholes option pricing model for the periods indicated:

	Year ended
	December 28, 2012	December 30, 2011	December 31, 2010
Volatility	46.18%	45.40%	38.43%
Risk-free rate	0.67%	1.39%	2.27%
Dividend yield	1.64%	1.54%	—
Expected term of grant	5.0 years	5.0 years	5.0 years

Information about stock options outstanding at December 28, 2012 was as follows:

Exercise Price	Remaining Contractual Life	Outstanding	Outstanding Intrinsic Value	Exercisable	Exercisable Intrinsic Value
$14.77	6.3 years	30,000	$0.3	24,000	$0.3
$15.78	3.6 years	83,433	0.8	83,433	0.8
$17.35	4.2 years	6,250	0.1	6,250	0.1
$18.31	3.4 years	6,000	—	6,000	—
$19.76	3.2 years	6,250	—	6,250	—
$19.83	6.2 years	64,400	0.4	32,200	0.2
$19.83	6.2 years	18,750	0.1	18,750	0.1
$20.13	7.2 years	161,000	0.9	96,600	0.6
$21.72	6.7 years	861,000	3.6	633,000	2.7
$22.25	5.7 years	921,500	3.4	921,500	3.4
$22.46	9.2 years	161,000	0.6	32,200	0.1
$23.76	8.7 years	848,000	1.8	329,000	0.7
$23.82	1.4 years	32,200	0.1	32,200	0.1
$23.97	4.4 years	128,800	0.3	128,800	0.3
$24.29	9.7 years	823,000	1.3	163,000	0.3
$26.67	8.2 years	161,000	—	64,400	—
$29.84	2.4 years	635,051	—	635,051	—
$30.59	5.0 years	24,000	—	24,000	—
$32.28	2.2 years	25,000	—	25,000	—
$33.97	5.2 years	161,000	—	161,000	—
$33.97	5.2 years	37,500	—	37,500	—
		5,195,134	$13.7	3,460,134	$9.7

The total intrinsic value of options exercised during the years ended December 28, 2012 and December 30, 2011 was $1.67 million and $8.2 million, respectively. The total fair value of options granted for years ended December 28, 2012 and December 30, 2011 was $8.3 million and $9.3 million, respectively. The total fair value of options vesting during the years ended December 28, 2012 and December 30, 2011 was $9.0 million and $7.7 million, respectively, with a weighted-average fair value of $8.40 and $8.42 per option, respectively. As of December 28, 2012, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $11.0 million, which will be amortized over the weighted-average remaining requisite service period of 2.2 years.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Stock-Based Compensation (continued)

Restricted Stock Awards

On May 5, 2010, our shareholders approved and ratified the 2010 Non-Employee Directors Equity Plan (the “Directors Equity Plan”), which awards restricted stock to non-management members of our Board of Directors.  Under the Directors Equity Plan, the initial award of restricted stock was made on May 5, 2010, the effective date of the plan, and future awards will be made on January 1st of each calendar year beginning in 2011.  A share of “restricted stock” is one ordinary share of the Company that has restrictions on transferability until certain vesting conditions have been met. The number of ordinary shares that may be covered by awards granted under the Directors Equity Plan will be limited to a total of 150,000 ordinary shares.  As of December 28, 2012, the Director's Equity Plan had 61,618 restricted stock available for grant.

We are able to award restricted stock under the 2011 Plan and the Director's Equity Plan. As of December 28, 2012, restricted stock awards had been awarded only out of the Director's Equity Plan. Under the Director's Equity Plan, fifty percent of each award of restricted stock granted will vest on the date on which it was granted. The remaining 50% of each award will vest upon the six-month anniversary of the date on which the recipient ceases to serve as a member of the Board of Directors.  The provision in the Director’s Equity Plan that allows directors to retain all of their awards once they cease to serve as a member of the Board of Directors is considered a nonsubstantive service condition in accordance with the guidance provided by the ASC on “Compensation – Stock Compensation”.  Accordingly, it is appropriate to recognize compensation cost immediately for restricted stock awards granted to non-management members of the Board of Directors.

The following table lists the various restricted stock awards and related compensation expense under the Director's Equity Plan for the years ended December 28, 2012 and December 30, 2011 (U.S. dollars in millions except share and per share data):

Date of Award	Number of Restricted Stock Awarded	Price Per Share	Compensation Expense
January 3, 2012	27,573	$25.39	$0.7
January 3, 2011	27,853	$25.14	$0.7

As a subsequent event, on January 2, 2013, we awarded 26,201 shares from our Directors Equity Plan at a price of $26.72 per share.

Restricted Stock Units

The 2011 Plan includes the ability to award Restricted Stock Units ("RSUs"). Each RSU represents a contingent right to receive one ordinary share. The RSUs are subject to meeting minimum performance criteria set by the Compensation Committee of the Board of Directors of FDP. The actual number of shares the recipient receives is determined based on the results achieved versus Company performance goals. Those performance goals are based on exceeding a measure of our earnings in 2012 compared to 2011. Depending on the results achieved, the actual number of shares that an award recipient receives at the end of the period may range from 0% to 100% of the award units granted. Provided such criteria are met, the RSU will vest in three equal annual installments on each of the next three anniversary dates provided that the recipient remains employed with us.

On November 2, 2011, we awarded 155,000 RSUs to officers of the Company at a grant date price of $24.68 per share, which represents the closing price on the grant date. RSUs are eligible to earn Dividend Equivalent Units ("DEUs") equal to the cash dividend paid to ordinary shareholders. DEUs are subject to the same performance and service conditions as the underlying RSUs and are forfeitable. However, shares underlying RSUs are included in the calculation of diluted earnings per share to the extent the performance criteria is met. As of December 28, 2012, the performance criteria had been met and the RSUs were dilutive.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Stock-Based Compensation (continued)

RSUs do not have the voting rights of ordinary shares, and the shares underlying the RSUs are not considered issued and outstanding. However, shares underlying RSUs are included in the calculation of diluted earnings per share to the extent the performance criteria are met.

RSUs are eligible to earn DEUs equal to the cash dividend paid to ordinary shareholders. DEUs are subject to the same performance and service conditions as the underlying RSUs and are forfeitable. On December 7, 2012, September 7, 2012, June 8, 2012, March 30, 2012 and December 9, 2011, we awarded 587, 619, 646, 660 and 618 DEUs with a grant date price of $26.00, $24.51, $23.45, $22.84 and $25.13 per share, respectively. As of December 28, 2012, there were 155,523 RSU's outstanding.

We expense the fair market value of RSUs, as determined on the date of grant, ratably over the three year vesting period provided the performance condition is probable of attaining. As of December 28, 2012, we accrued $1.2 million of compensation expense related to RSUs. As of December 28, 2012, the total remaining unrecognized compensation cost related to non-vested RSUs amounted to $2.2 million, which will be amortized over the weighted-average remaining requisite service period of 1.8 years provided that the performance and service conditions are met.

15. Commitments and Contingencies

We lease agricultural land and certain property, plant and equipment, including office facilities and refrigerated containers, under operating leases. We also enter into vessel charter agreements for the transport of our fresh produce to markets worldwide using 8 chartered refrigerated vessels.  Terms for vessel charter agreements range between 2 to 10 years.  The aggregate minimum payments under all operating leases and vessel charter agreements with initial terms of one year or more at December 28, 2012 are as follows (U.S. dollars in millions):

2013	$63.9
2014	39.6
2015	37.9
2016	37.4
2017	37.0
Thereafter	82.6
$298.4

Total expense for all operating leases and vessel charter agreements, including leases with initial terms of less than one year, amounted to $93.4 million, $118.0 million and $135.7 million for 2012, 2011 and 2010, respectively.

We also have agreements to purchase the entire or partial production of certain products of our independent growers in Costa Rica, Guatemala, Ecuador, Cameroon, Colombia, Chile, United States, and the Philippines that meet our quality standards. Total purchases under these agreements amounted to $650.0 million, $704.6 million and $722.2 million for 2012, 2011 and 2010, respectively.

16. Litigation

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

16. Litigation (continued)

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

On November 15, 1999, one of our subsidiaries was served in two actions entitled Godoy Rodriguez, et al. v. AMVAC Chemical Corp., et al. and Martinez Puerto, et al. v. AMVAC Chemical Corp., et al., in the 29th Judicial District Court for the Parish of St. Charles, Louisiana.  At this time, it is not known how many of the approximately 315 remaining Godoy Rodriguez and Martinez Puerto plaintiffs are making claims against our subsidiary. On May 25, 2012, a co-defendant moved for summary judgment to dismiss the actions on grounds of limitations. Our subsidiary joined in that motion for summary judgment. The Court granted the motion for summary judgment on November 15, 2012 and entered final judgment dismissing with prejudice the claims of all remaining plaintiffs on January 23, 2013.

On October 14, 2004, two of our subsidiaries were served with a complaint in an action styled Angel Abarca, et al. v. Dole Food Co., et al. filed in the Superior Court of the State of California for the County of Los Angeles on behalf of more than 2,600 Costa Rican banana workers who claim injury from exposure to DBCP. On January 2, 2009, three of our subsidiaries were served with multiple complaints in related actions styled Jorge Acosta Cortes, et al. v. Dole Food Company, et al . filed in the Superior Court of the State of California for the County of Los Angeles on behalf of 461 Costa Rican residents. An initial review of the plaintiffs in the Abarca and Cortes actions found that a substantial number of the plaintiffs were claimants in prior DBCP actions in Texas and may have participated in the settlement of those actions. On June 27, 2008, the court dismissed the claims of 1,329 plaintiffs who were parties to prior DBCP actions.

On June 30, 2008, our subsidiaries moved to dismiss the claims of the remaining Abarca plaintiffs on grounds of forum non conveniens in favor of the courts of Costa Rica. On September 22, 2009, the court granted the motion to dismiss and on November 16, 2009 entered an order conditionally dismissing the claims of those remaining plaintiffs who allege employment on farms in Costa Rica exclusively affiliated with our subsidiaries. Those dismissed plaintiffs re-filed their claim in Costa Rica on May 17, 2012. On January 18, 2013, all remaining plaintiffs in California filed Requests for Dismissal effecting the dismissal of their claims without prejudice.

On July 13, 2011, one of our subsidiaries was served with multiple complaints filed in the United States District Court for the Eastern District of Louisiana on behalf of 121 Panamanian residents, 72 Costa Rican residents and 68 Ecuadorian residents who claim injury from exposure to DBCP. We and our subsidiaries have never owned, managed or otherwise been involved with any banana growing operations in Panama and were not involved with any banana growing operations in Ecuador during the period when DBCP was in use. On January 4, 2012, plaintiffs filed a third amended complaint. On February17, 2012, our subsidiary filed its answer to the third amended complaint. On April 6, 2012, our subsidiary joined in a motion for summary judgment on grounds of limitations. On September 17, 2012, the court granted the motion and dismissed the actions with prejudice. Plaintiffs have appealed the decision to the United States Court of Appeals for the Fifth Circuit, which appeal remains pending.

In February 2011, a group of former banana cooperative workers from the Philippines filed a complaint in the Philippines against two of our subsidiaries claiming injury from exposure to DBCP. The trial court dismissed the complaint against our subsidiaries on October 3, 2011. Plaintiffs have appealed the dismissal to the Court of Appeals, which appeal remains pending.

In August 2011, approximately 2,500 banana workers from the Philippines filed a complaint in the Superior Court of the State of California for the County of Los Angeles, captioned Macasa, et al. v. Dole Food Co. Inc., et al., against one of our subsidiaries again claiming injury from DBCP exposure. On February 6, 2012, plaintiffs filed an amended complaint adding approximately 500 more claimants to the action. Based upon an initial review, it appears that all of the plaintiffs in this action were claimants in a prior DBCP action in the Philippines that was dismissed in 2002 and that the claims of such plaintiffs are prone to being barred by limitations. A demurrer on limitations grounds was filed on April 24, 2012 and joined in by our subsidiary. That motion was granted on August 7, 2012 and the court entered judgment against the plaintiffs dismissing the action with prejudice on September 25, 2012. Plaintiffs have appealed the dismissal to the California Court of Appeals, which appeal remains pending.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. Litigation (continued)

On May 31 and June 1, 2012, eight actions were filed against one of our subsidiaries in the United States District Court for the District of Delaware on behalf of approximately 3,000 plaintiffs alleging exposure to DBCP on or near banana farms in Costa Rica, Ecuador, Panama, and Guatemala. We and our subsidiaries have never owned, managed or otherwise been involved with any banana growing operations in Panama and were not involved with any banana growing operations in Ecuador during the period when DBCP was in use. The plaintiffs include claimants who have cases currently pending in the United States District Court for the Eastern District of Louisiana. On August 30, 2012, our subsidiary joined a motion dismiss the claims of those plaintiffs on the grounds that they have first-filed claims pending in the United States District Court for the Eastern District of Louisiana. On September 21, 2012, our subsidiary filed an answer with respect to the claims of those plaintiffs who had not already filed in Louisiana. On January 16, 2013, our subsidiary joined a motion seeking summary judgment on limitations grounds against approximately 2,400 of the 2,800 plaintiffs whose claims it answered.

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

The European Commission did, however, find that Internationale Fruchtimport Gesellschaft Weichert & Co KG (“Weichert”), an entity in which one of our subsidiaries formerly held an indirect 80% noncontrolling interest, infringed EU competition rules and imposed upon it a €14.7 million ($19.4 million using exchange rates as of December 28, 2012) fine. The European Commission has asserted that we controlled Weichert during the period by virtue of our subsidiary’s former, indirect noncontrolling interest and has therefore held that we are jointly and severally liable for Weichert’s payment of the fine.

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

The undiscounted estimates are between $14.8 million and $28.7 million. The undiscounted estimate on which our accrual is based totals $21.4 million and is discounted using a 5.0% rate. As of December 28, 2012, there is $15.8 million included in other noncurrent liabilities and $1.0 million included in accounts payable and accrued expenses in the Consolidated Balance Sheets for the Kunia Well Site clean-up, which we expect to expend in the next 12 months. We expect to expend approximately $1.0 million in cash per year for the following four years. Certain portions of the EPA’s estimates have been discounted using a 5.0% interest rate.

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

16. Litigation (continued)

at the Kunia Well Site, our subsidiary continues to evaluate with the EPA the clean-up work currently in progress in accordance with the Consent Decree.

Additional Information

At this time, management is not able to evaluate the likelihood of a favorable or unfavorable outcome in any of the above-described matters. Accordingly, management is not able to estimate the range or amount of loss, if any, from any of the above-described matters and no accruals or expenses have been recorded for these matters as of December 28, 2012, except as related to the Kunia Well Site.

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

17.  Derivative Financial Instruments

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

Certain of our derivative instruments contain provisions that require the current credit relationship between the Company and its counterparty to be maintained throughout the term of the derivative instruments.  If that credit relationship changes, certain provisions could be triggered, and the counterparty could request immediate collateralization of derivative instruments in net liability position above a certain threshold.  The aggregate fair value of all derivative instruments with a credit-risk-related contingent feature that are in a liability position on December 28, 2012 is $1.1 million.  As of December 28, 2012, no triggering event has occurred and thus we are not required to post collateral.  If the credit-risk-related contingent features underlying these agreements were triggered on December 28, 2012, the entity would not be required to post collateral to its counterparty because the collateralization threshold has not been met.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.  Derivative Financial Instruments (continued)

Foreign Currency Hedges

We are exposed to fluctuations in currency exchange rates against the U.S. dollar on our results of operations and financial condition and we mitigate that exposure by entering into foreign currency forward contracts.  Certain of our subsidiaries periodically enter into foreign currency forward contracts in order to hedge portions of forecasted sales or cost of sales denominated in foreign currencies with forward contracts and options, which generally expire within 1 year.  At December 28, 2012, certain of our foreign currency forward contracts will hedge our 2013 and 2014 foreign currency exposure.

We designate our foreign currency forward contracts as single-purpose cash flow hedges of forecasted cash flows.  Based on our formal assessment of hedge effectiveness of our foreign currency forward contracts, we determined that the impact of hedge ineffectiveness was de minimis for the years ended December 28, 2012, December 30, 2011 and December 31, 2010.

Bunker Fuel Hedges

We are exposed to fluctuations in bunker fuel prices on our results of operations and financial condition and can mitigate that exposure by entering into bunker fuel swap agreements, which permit us to lock in bunker fuel purchase prices.  One of our subsidiaries entered into bunker fuel swap agreements to hedge fuel costs incurred via our owned and chartered vessels in 2012.    We did not have any bunker fuel hedges outstanding as of December 30, 2011 and December 31, 2010.

Other Derivative Instruments

We entered into derivative instruments not designated as hedging instruments, also referred to as economic hedges, in order to minimize the impact of fluctuation in foreign exchange relative to the South African rand in 2010 and the Korean won in 2011. We recognized a gain of $0.2 million and a loss of $0.3 million for the years ended December 30, 2011 and December 31, 2010, respectively, related to these derivative instruments included in other income (expense), net in our Consolidated Statements of Income. We did not have economic hedges for the years ended December 28, 2012 and December 30, 2011.  As of December 31, 2010, we had $0.3 million outstanding as an economic hedge on the South African rand included in accounts payable and other accrued expenses on our Consolidated Balance Sheets.

We had the following outstanding foreign currency forward contracts as of December 28, 2012:

Foreign Currency Contracts Qualifying as Cash Flow Hedges:		Notional Amount
Euro		€292.6	million
British pound		£17.4	million
Japanese yen	JPY	4,357.9	million
Costa Rican colon	CRC	53,015.1	million
Philippine peso	PHP	68.7	million
Brazilian real	BRL	12.8	million
Kenya shilling	KES	1,032.4	million

Bunker Fuel Swap Contracts Qualifying as Cash Flow Hedges:		Notional Amount
3% U.S. Gulf Coast		65,988	barrels
3.5% Rotterdam Barge		5,397	metric tons

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.  Derivative Financial Instruments (continued)

The following table reflects the fair values of derivative instruments as of December 28, 2012 (U.S. dollars in millions):

Derivatives Designated as Hedging Instruments (1)
	Foreign exchange contracts		Bunker fuel swap agreements
Balance Sheet Location:	December 28, 2012 (2)	December 30, 2011 (2)	December 28, 2012
Asset derivatives:
Prepaid expenses and other current assets	$4.6	$22.3	$0.1
Other noncurrent assets	—	—	—
Total asset derivatives	$4.6	$22.3	$0.1

Liability derivatives:
Accounts payable and accrued expenses	$18.4	$14.8	$0.1
Other noncurrent liabilities	0.1	—	—
Total liability derivatives	$18.5	$14.8	$0.1

(1) See Note 18, "Fair Value Measurements", for fair value disclosures.
(2) We expect that $(13.4) million and $(0.1) million of the net fair value of hedges recognized as a net loss in accumulated other comprehensive income ("AOCI") will be transferred to earnings during the next 12 months and 2014, respectively, along with the effect of the related forecasted transaction.

The fair value of our derivatives changed from a net asset of $7.5 million as of December 30, 2011 to a net liability of $(13.9) million as of December 28, 2012, related to our foreign currency cash flow hedges and bunker fuel swap hedges.  For foreign currency hedges, these fluctuations are primarily driven by the strengthening or weakening of the U.S. dollar compared to the euro, British pound and Japanese yen currencies being hedged relative to the contracted exchange rates. For bunker fuel swap hedges, these fluctuations are driven by changes in the fuel indices as of year end compared to the contracted fuel indices. During 2012, we predominately entered into derivative contracts to hedge the British pound, euro and Japanese yen relative to our sales. We also entered into contracts to hedge the Kenya shilling, Costa Rica colon, Chilean peso, Brazilian real and Philippine peso in order to hedge our production costs. The change in 2012 was primarily related to the weaker U.S. dollar relative to the euro and British pound offset by the stronger U.S. dollar relative to the Japanese yen being hedged when compared to the contracted exchange rates.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.  Derivative Financial Instruments (continued)

The following table reflects the effect of derivative instruments on the Consolidated Statements of Income for the years ended December 28, 2012 and December 30, 2011 (U.S. dollars in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Year ended			Year ended
	December 28, 2012	December 30, 2011		December 28, 2012	December 30, 2011
Foreign exchange contracts	$(18.6)	$24.5	Net sales	$12.1	$(20.0)
Foreign exchange contracts	(2.4)	1.8	Cost of products sold	5.2	1.0
Bunker fuel swap agreements (1)	(0.1)	—	Cost of products sold	(0.1)	—
Total	$(21.1)	$26.3		$17.2	$(19.0)

(1) The bunker fuel swap agreements had an ineffective portion of less than $0.1 million for the years ended December 28, 2012 and December 30, 2011.

18. Fair Value Measurements

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

Equity Securities

During the second quarter of 2012, we purchased equity securities for $11.0 million. The fair value of these equity securities is $8.3 million as of December 28, 2012. During the fourth quarter of 2012, we received proceeds on the sale of these equity securities of $8.5 million and recognized a realized gain of $3.0 million in other expense, net on our Consolidated Statements of Income. These equity securities are classified as available-for-sale and are stated at fair value with the unrealized gains and losses reported in other comprehensive income. Amounts reclassified out of accumulated other comprehensive income into earnings were determined by specific identification. We recorded an unrealized gain of $2.7 million for the year ended December 28, 2012 in other comprehensive income. There were no equity securities as of December 30, 2011. These equity securities are publicly traded within an active market. These available-for-sale investments, which are included in prepaid expenses and other current assets on our Consolidated Balance Sheets, are valued using quoted active market prices for identical assets and are classified as Level 1. Subsequent to year end, these equity securities were sold, proceeds of $7.7 million were received and we recognized a realized gain on sale of these securities of $2.3 million.

18. Fair Value Measurements (continued)

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table provides a summary of the fair values of our derivative financial instruments measured on a recurring basis under “Fair Value Measurements and Disclosures” (U.S. dollars in millions):

	Fair Value Measurements
	Foreign currency hedges (liability) asset		Bunker fuel hedges (liability)		Equity securities
	December 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011
Quoted Prices in Active Markets for Identical Assets (Level 1)	$—	$—	$—	$—	$8.3	$—

Significant Other Observable Inputs (Level 2)	(13.8)	7.5	(0.1)	—	—	—

Significant Unobservable Inputs (Level 3)	—	—	—	—	—	—

Refer to Note 13, “Retirement and Other Employee Benefits” for further fair value disclosures related to pension assets.

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

Capital lease obligations: The carrying value of our capital lease obligations reported in the Consolidated Balance Sheets approximates their fair value based on current interest rates, which contain an element of default risk.  Refer to Note 11, “Long-Term Debt and Capital Lease Obligations”.

Long-term debt: The carrying value of our long-term debt reported in the Consolidated Balance Sheets approximates their fair value since they bear interest at variable rates or fixed rates which contain an element of default risk.  Refer to Note 11, “Long-Term Debt and Capital Lease Obligations”.

Fair Value of Non-Financial Assets

The following is a tabular presentation of the non-recurring fair value measurement along with the level within the fair value hierarchy in which the fair value measurement in its entirety falls (U.S. dollars in millions):

	Fair Value Measurements for the year ended December 28, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
United Kingdom under-utilized distribution center	$4.4	$—	$4.4	$—
	$4.4	$—	$4.4	$—

During 2012, we recognized $1.8 million in impairment charges related to an under-performing banana ripening facility in the United Kingdom. The carrying value of the assets were $6.2 million and was written down to $4.4 million. These assets related predominantly to building and machinery and equipment included in property, plant and equipment, net on our Consolidated Balance Sheets. We estimated the fair value of the underlying assets by using the market approach. We used observable inputs based on market participant information, as such, we classify the fair value of these banana ripening assets within Level 2.

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

As a result of the decision to discontinue planting certain melon varieties in Central America, which significantly reduced melon volumes in the future, we estimated an implied fair value of the melon reporting unit's goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill (including any unrecognized intangible assets). This evaluation yielded a write-down of the melon goodwill of $3.3 million.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. Related Party Transactions

We purchase goods and services from unconsolidated subsidiaries in the ordinary course of business. See Note 4, “Investments in Unconsolidated Companies. ”

There were no receivables from related parties at December 30, 2011 and at December 28, 2012.

During 2012, 2011, and 2010, we received cash of $7.0 million, $1.3 million and $0.7 million, respectively, from one of our noncontrolling interests for capital expansion.  We have reflected the cash in contributions from noncontrolling interests under financing activities in the Consolidated Statements of Cash Flows.  We have $19.7 million and $19.4 million in other noncurrent liabilities in our Consolidated Balance Sheets related to one of our noncontrolling interests as of December 28, 2012 and December 30, 2011, respectively.

During 2012, 2011, and 2010, we incurred expenses of approximately $2.3 million, $3.0 million and $2.0 million, respectively, for air transportation services for chartering of an aircraft that is indirectly owned by our Chairman and Chief Executive Officer.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20. Unaudited Quarterly Financial Information

Our fiscal quarter-ends correspond to the last Friday of the 13-week period, beginning the day following our fiscal year end. The following summarizes certain quarterly operating data (U.S. dollars in millions, except per share data):

	Quarter ended
	March 30, 2012	June 29, 2012	September 28, 2012	December 28, 2012
Net sales	$897.9	$957.6	$788.8	$776.9
Gross profit	112.4	116.4	74.4	38.5
Net income (loss)	62.8	58.5	24.9	(1.2)
Net income attributable to Fresh Del Monte Produce Inc.	62.5	57.2	23.5	—
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. – basic (2)	$1.08	$0.99	$0.40	$—
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. – diluted (2)	$1.08	$0.99	$0.40	$—
Dividends declared per ordinary share	$0.10	$0.10	$0.10	$0.10

	April 1, 2011	July 1, 2011	September 30, 2011	December 30, 2011(1)
Net sales	$974.0	$1,039.7	$795.2	$780.8
Gross profit	122.8	102.9	62.9	30.9
Net income (loss)	56.0	36.8	12.9	(10.9)
Net income (loss) attributable to Fresh Del Monte Produce Inc.	55.2	35.2	12.2	(10.1)
Net income (loss) per ordinary share attributable to Fresh Del Monte Produce Inc. – basic (2)	$0.94	$0.59	$0.21	$(0.17)
Net income (loss) per ordinary share attributable to Fresh Del Monte Produce Inc. – diluted (2)	$0.93	$0.59	$0.21	$(0.17)
Dividends declared per ordinary share	$0.05	$0.05	$0.10	$0.10

(1)	Diluted earnings per share for the quarter ended December 30, 2011 excludes the impact of stock options for 208,152 ordinary shares, as they were antidilutive.

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

We evaluate performance based on several factors, of which net sales and gross profit by product are the primary financial measures (U.S. dollars in millions):

	Year ended
	December 28, 2012		December 30, 2011		December 31, 2010
	Net Sales	Gross Profit	Net Sales	Gross Profit	Net Sales	Gross Profit
Banana	$1,544.6	$89.7	$1,653.1	$88.3	$1,620.3	$31.4
Other fresh produce	1,544.8	205.8	1,581.6	177.9	1,572.8	195.4
Prepared food	331.8	46.2	355.0	53.3	359.8	45.6
Totals	$3,421.2	$341.7	$3,589.7	$319.5	$3,552.9	$272.4

	Year ended
Net sales by geographic region:	December 28, 2012	December 30, 2011	December 31, 2010
North America	$1,821.1	$1,806.8	$1,741.3
Europe	704.3	854.8	913.8
Asia	422.2	431.5	411.1
Middle East	387.4	429.2	421.1
Other	86.2	67.4	65.6
Total net sales	$3,421.2	$3,589.7	$3,552.9

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21. Business Segment Data (continued)

Property, plant and equipment, net:	December 28, 2012	December 30, 2011
North America	$70.0	$73.9
Europe	54.1	58.7
Middle East	163.3	165.0
Africa	35.9	33.2
Asia	22.0	21.7
Central America	570.2	519.0
South America	67.7	114.5
Maritime equipment (including containers)	27.9	24.8
Corporate	13.5	12.1
Total property, plant and equipment, net	$1,024.6	$1,022.9

Identifiable assets:	December 28, 2012	December 30, 2011
North America	$330.5	$316.9
Europe	413.2	432.6
Middle East	320.0	298.4
Africa	132.3	104.0
Asia	159.9	148.4
Central America	905.2	850.0
South America	140.7	216.6
Maritime equipment (including containers)	40.2	43.0
Corporate	91.4	94.1
Total identifiable assets	$2,533.4	$2,504.0

North America accounted for approximately 53%, 50% and 49% of our net sales for the years ended 2012, 2011 and 2010, respectively.  Our earnings are heavily dependent on operations located worldwide; however, our net sales are not dependent on any particular country other than the United States, with no other country accounting for greater than 10% of our net sales for 2012, 2011 and 2010.  These operations are a significant factor in the economies of some of the countries in which we operate and are subject to the risks that are inherent in operating in such countries, including government regulations, currency and ownership restrictions and risk of expropriation. Management reviews assets on the basis of geographic region and not by reportable segment, which more closely aligns our capital investment with demand for our products.  Costa Rica is our most significant sourcing location, representing approximately 43%, 43% and 42% of our property, plant and equipment as of December 28, 2012, December 30, 2011 and December 31, 2010, respectively.  No country other than Costa Rica accounts for greater than 10% of our property, plant and equipment.

One customer accounted for approximately 12% of net sales in 2012 and 13% of net sales in 2011 and 2010, respectively. These sales are reported in the banana and other fresh produce segments. No other customer accounted for 10% or more of our net sales. In 2012, our top 10 customers accounted for approximately 28% of net sales as compared with 32% of our net sales during 2011 and 34% during 2010. Identifiable assets by geographic area represent those assets used in the operations of each geographic area. Corporate assets consist of goodwill, building, leasehold improvements and furniture and fixtures.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

22. Shareholders’ Equity

Our shareholders have authorized 50,000,000 preferred shares at $0.01 par value, of which none are issued or outstanding. Our shareholders have authorized 200,000,000 ordinary shares of common stock at $0.01 par value, of which 57,707,385 are issued and outstanding at December 28, 2012.

The ordinary share activity for the years ended December 28, 2012 and December 30, 2011 is summarized as follows:

	Year Ended
	December 28, 2012	December 30, 2011
Ordinary shares issued/ (retired) as a result of:
Stock option exercises	475,918	1,166,849
Restricted share grants	27,573	27,853
Ordinary share repurchase and retirement	560,560	2,155,678

On July 31, 2009, our Board of Directors approved a three-year stock repurchase program of up to $150 million of our ordinary shares, which expired on July 31, 2012. On May 5, 2010, our Board of Directors approved an additional three-year stock repurchase program of up to $150 million of our ordinary shares.

The following represents a summary of repurchase activity during the years ended December 28, 2012 and December 30, 2011 (U.S. dollars in millions, except share and per share data):

	Year Ended
	December 28, 2012			December 30, 2011
	Shares	USD	Average price per share	Shares	USD	Average price per share
Quarter ended:	560,560	$14.4	$25.56	318,982	$7.4	$23.07

Year ended:	560,560	14.4	25.56	2,155,678	50.0	23.16

We account for treasury stock using the cost method. We repurchased and retired 7,774,897 ordinary shares, for an aggregate price of $172.3 million under the aforementioned $300 million stock repurchase programs approved by the Board of Directors. We have $127.7 million of shares that may yet be purchased under the stock repurchase program.

The following is a summary of the dividends declared per share for the years ended December 28, 2012 and December 30, 2011:

Year Ended
December 28, 2012		December 30, 2011
Dividend Declared Date	Cash Dividend Declared, per Ordinary Share	Dividend Declared Date	Cash Dividend Declared, per Ordinary Share
October 31, 2012	$0.10	November 2, 2011	$0.10
August 1, 2012	$0.10	August 3, 2011	$0.10
May 2, 2012	$0.10	May 4, 2011	$0.05
February 29, 2012	$0.10	March 3, 2011	$0.05

On August 3, 2011, our Board of Directors increased the interim cash dividend from $0.05 to $0.10 per ordinary share. We paid $5.8 million and $17.7 million in dividends during the quarter and year ended December 30, 2011, respectively.

We paid $5.8 million and $23.2 million in dividends during the quarter and year ended December 28, 2012, respectively.

Schedule II - Valuation and Qualifying Accounts
Fresh Del Monte Produce Inc. and Subsidiaries
(U.S. dollars in millions)
Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended December 28, 2012

Deducted from asset accounts: Valuation accounts:
Trade accounts receivable	$7.4	$0.1	$—	$(0.7)	$6.8
Advances to growers and other receivables	9.8	3.3	—	(5.5)	7.6
Deferred tax asset valuation allowance	174.3	26.4	2.2	(22.3)	180.6

Accrued liabilities:
Provision for Kunia Well Site	17.7	0.4	—	(1.3)	16.8
Total	$209.2	$30.2	$2.2	$(29.8)	$211.8

Year ended December 30, 2011:

Deducted from asset accounts:
Valuation accounts:
Trade accounts receivable	$7.8	$1.0	$—	$(1.4)	$7.4
Advances to growers and other receivables	12.3	2.7	—	(5.2)	9.8
Deferred tax asset valuation allowance	195.5	5.2	0.1	(26.5)	174.3

Accrued liabilities:
Provision for Kunia Well Site	19.0	0.5	—	(1.8)	17.7
Total	$234.6	$9.4	$0.1	$(34.9)	$209.2

Year ended December 31, 2010:

Deducted from asset accounts:
Valuation accounts:
Trade accounts receivable	$11.9	$1.2	$—	$(5.3)	$7.8
Advances to growers and other receivables	14.1	3.3	—	(5.1)	12.3
Deferred tax asset valuation allowance	174.0	31.3	1.4	(11.2)	195.5

Accrued liabilities:
Provision for Kunia Well Site	19.8	0.6	—	(1.4)	19.0
Total	$219.8	$36.4	$1.4	$(23.0)	$234.6

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 28, 2012. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the year ended December 28, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

See Management’s Annual Report on Internal Control Over Financial Reporting included in Item 8.  Financial Statements and Supplementary Data.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by Item 10 of Part III of this Annual Report on Form 10-K will be included in our definitive Proxy Statement relating to our 2013 Annual General Meeting of Shareholders with respect to directors, executive officers, audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance, is incorporated herein by reference in response to this item.

Code of Ethics

We have adopted a Code of Conduct and Business Ethics Policy (“Code of Conduct”) that applies to our principal executive officer, principal financial officer and principal accounting officer as well as all our directors, other officers and employees. Our Code of Conduct can be found on our Web site at www.freshdelmonte.com. We have not waived the requirements of the Code of Conduct for any directors or executive officers and there were no amendments in 2012.  We intend to disclose any amendment or waiver of the Code of Conduct promptly on our Web site.

Item 11.	Executive Compensation

Information required by Item 11 of Part III of this Annual Report on Form 10-K will be included in our definitive Proxy Statement relating to our 2013 Annual General Meeting of Shareholders with respect to executive compensation, is incorporated herein by reference in response to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 of Part III of this Annual Report on Form 10-K will be included in our definitive Proxy Statement relating to our 2013 Annual General Meeting of Shareholders with respect to security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans, is incorporated herein by reference in response to this item.

Item 13.	Certain Relationships and Related Transactions

Information required by Item 13 of Part III of this Annual Report on Form 10-K will be included in our definitive Proxy Statement relating to our 2013 Annual General Meeting of Shareholders with respect to certain relationships and related transactions and director independence, is incorporated herein by reference in response to this item.

Item 14.	Principal Accountant Fees and Services

Information required by Item 14 of Part III of this Annual Report on Form 10-K will be included in our definitive Proxy Statement relating to our 2013 Annual General Meeting of Shareholders with respect to principal accountant fees and services, is incorporated by reference in response to this item.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Consolidated Statements and Other Financial Information

The following financial statements and supplemental schedule of Fresh Del Monte Produce Inc. and its subsidiaries are included in Item 8.  Financial Statements and Supplementary Data of this Report:

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Consolidated Balance Sheets at December 28, 2012 and December 30, 2011

Consolidated Statements of Income for the years ended December 28, 2012, December 30, 2011 and December 31, 2010

Consolidated Statements of Comprehensive Income for the years ended December 28, 2012, December 30, 2011 and December 31, 2010

Consolidated Statements of Cash Flows for the years ended December 28, 2012, December 30, 2011 and December 31, 2010

Consolidated Statements of Shareholders’ Equity for the years ended December 28, 2012, December 30, 2011 and December 31, 2010

Notes to Consolidated Financial Statements

Supplemental Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts

Exhibits

The exhibits listed below on pages 108 to 112 of this Report are incorporated in this Report by reference, except for those indicated by “*” which are filed herewith (see accompanying Exhibit Index)

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

10.11**	Fresh Del Monte Produce Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our First Quarter 2008 Report on Form 10-Q).

10.12**	2003 Performance Incentive Plan for Chairman & CEO (incorporated by reference to Exhibit 10.2 to our First Quarter 2008 Report on Form 10-Q).

10.13**	2004 Performance Incentive Plan for Senior Executives (incorporated by reference to Exhibit 10.3 to our First Quarter 2008 Report on Form 10-Q).

10.14*	2011 Performance Incentive Plan for the Chief Executive Officer ((incorporated by reference to Exhibit 10.1 to our First Quarter 2011 Report on Form 10-Q)

10.15**	Executive Retention and Severance Agreement (Chairman & CEO) (incorporated by reference to Exhibit 10.4 to our First Quarter 2008 Report on Form 10-Q).

10.16**	Executive Retention and Severance Agreement (President & COO) (incorporated by reference to Exhibit 10.5 to our First Quarter 2008 Report on Form 10-Q).

Exhibit No.	Description

10.17**	Employment Agreement for President & COO (incorporated by reference to Exhibit 10.6 to our First Quarter 2008 Report on Form 10-Q).

10.18**	Fresh Del Monte Produce Inc. 2010 Non-Employee Directors Equity Plan, effective as of May 5, 2010 (incorporated by reference to Exhibit 10.1 to our Second Quarter 2010 Report on Form 10-Q).

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

10.25	Third Amendment to Second Amended and Restated Credit Agreement, dated March 28, 2011 (incorporated by reference to Exhibit 10.2 of our First Quarter 2011 Report on Form 10-Q).

10.26
Credit Agreement, dated as of October 23, 2012, (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on October 29, 2012) by and among Fresh Del Monte Produce Inc., and certain subsidiaries named therein and the lenders and agents named therein.

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer filed pursuant to 17 CFR 240.13a-14(a).

31.2*	Certification of Chief Financial Officer filed pursuant to 17 CFR 240.13a-14(a).

32*	Certifications of Chief Executive Officer and Chief Financial Officer furnished pursuant to 17 CFR 240.13a-14(b) and 18 U.S.C. Section 1350.

101.INS*,***	XBRL Instance Document.

Exhibit No.	Description
101.SCH*,***	XBRL Taxonomy Extension Schema Document.

101.CAL*,***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*,***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*,***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*,***	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

**	Management contract or compensatory plan or arrangement.

***
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 28, 2012 and December 30, 2011, (ii) Consolidated Statements of Income for the years ended December 28, 2012, December 30, 2011 and December 31, 2010, (iii) Consolidated Statements of Comprehensive Income for the years ended December 28, 2012, December 30, 2011 and December 31, 2010, (iv) Consolidated Statements of Cash Flows for the years ended December 28, 2012, December 30, 2011 and December 31, 2010 and (v) Notes to Consolidated Financial Statements.

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

FRESH DEL MONTE PRODUCE INC.

Date:	February 19, 2013	By:	/s/ Hani El-Naffy
Hani El-Naffy
President & Chief Operating Officer

Date:	February 19, 2013	By:	/s/ Richard Contreras
Richard Contreras
Senior Vice President & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 19th day of February, 2013:

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