Form 10-Q
period 2013-03-29
FRESH DEL MONTE PRODUCE INC
filed 2013-04-30
CIK 1047340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
———————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 19, 2013, there were 57,135,195 ordinary shares of Fresh Del Monte Produce Inc. issued and outstanding.

Forward-Looking Statements

This report, information included in future filings by us and information contained in written material, press releases and oral statements, issued by or on behalf of us contains, or may contain, statements that constitute forward-looking statements. In this report, these statements appear in a number of places and include statements regarding the intent, beliefs or current expectations of us or our officers (including statements preceded by, followed by or that include the words “believes”, “expects”, “anticipates” or similar expressions) with respect to various matters, including our plans and future performance.  These forward-looking statements involve risks and uncertainties.  Fresh Del Monte’s actual plans and performance may differ materially from those in the forward-looking statements as a result of various factors, including (i) the uncertain global economic environment and the timing and strength of a recovery in the markets we serve, and the extent to which adverse economic conditions continue to affect our sales volume and results, including our ability to command premium prices for certain of our principal products, or increase competitive pressures within the industry, (ii) the impact of governmental initiatives in the United States and abroad to spur economic activity, including the effects of significant government monetary or other market interventions on inflation, price controls and foreign exchange rates, (iii) the impact of governmental trade restrictions, including adverse governmental regulation that may impact our ability to access certain markets, (iv) our anticipated cash needs in light of our liquidity, (v) the continued ability of our distributors and suppliers to have access to sufficient liquidity to fund their operations, (vi) trends and other factors affecting our financial condition or results of operations from period to period, including changes in product mix or consumer demand for branded products such as ours, particularly as consumers remain price-conscious in the current economic environment; anticipated price and expense levels; the impact of crop disease, severe weather conditions, such as flooding, or natural disasters, such as earthquakes, on crop quality and yields and on our ability to grow, procure or export our products; the impact of prices for petroleum-based products and packaging materials; and the availability of sufficient labor during peak growing and harvesting seasons, (vii) the impact of pricing and other actions by our competitors, particularly during periods of low consumer confidence and spending levels, (viii) the impact of foreign currency fluctuations, (ix) our plans for expansion of our business (including through acquisitions) and cost savings, (x) our ability to successfully integrate acquisitions into our operations, (xi) the impact of impairment or other charges associated with exit activities, crop or facility damage or otherwise, (xii) the timing and cost of resolution of pending legal and environmental proceedings, (xiii) the impact of changes in tax accounting or tax laws (or interpretations thereof), and the impact of settlements of adjustments proposed by the Internal Revenue Service or other taxing authorities in connection with our tax audits, and (xiv) the cost and other implications of changes in regulations applicable to our business, including potential legislative or regulatory initiatives in the United States or elsewhere directed at mitigating the effects of climate change. All forward-looking statements in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our plans and performance may also be affected by the factors described in Item 1A-“Risk Factors” in our Annual Report on Form 10-K for the year ended December 28, 2012 along with other reports that we have on file with the Securities and Exchange Commission.

PART I: FINANCIAL INFORMATION

Item 1.        Financial Statements

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)
(U.S. dollars in millions, except share and per share data)

	March 29, 2013	December 28, 2012
Assets
Current assets:
Cash and cash equivalents	$25.9	$39.9
Trade accounts receivable, net of allowance of $11.6 and $6.8, respectively	347.1	296.1
Other accounts receivable, net of allowance of $8.0 and $7.6, respectively	59.4	58.4
Inventories, net	509.2	482.8
Deferred income taxes	10.9	11.8
Prepaid expenses and other current assets	38.8	37.0
Total current assets	991.3	926.0

Investments in and advances to unconsolidated companies	2.1	2.0
Property, plant and equipment, net	1,038.0	1,024.6
Deferred income taxes	56.9	56.5
Other noncurrent assets	114.7	118.7
Goodwill	400.9	405.6
Total assets	$2,603.9	$2,533.4
Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued expenses	$340.2	$333.5
Current portion of long-term debt and capital lease obligations	2.6	2.7
Deferred income taxes	16.6	15.9
Income taxes and other taxes payable	13.0	10.4
Total current liabilities	372.4	362.5

Long-term debt and capital lease obligations	148.6	123.5
Retirement benefits	89.9	90.9
Other noncurrent liabilities	45.1	47.4
Deferred income taxes	78.7	77.7
Total liabilities	734.7	702.0
Commitments and contingencies
Shareholders' equity:
Preferred shares, $0.01 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.01 par value; 200,000,000 shares authorized; 57,284,395 and 57,707,385 issued and outstanding, respectively	0.6	0.6
Paid-in capital	511.5	503.7
Retained earnings	1,330.0	1,316.3
Accumulated other comprehensive loss	(13.3)	(24.9)
Total Fresh Del Monte Produce Inc. shareholders' equity	1,828.8	1,795.7
Noncontrolling interests	40.4	35.7
Total shareholders' equity	1,869.2	1,831.4
Total liabilities and shareholders' equity	$2,603.9	$2,533.4

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(U.S. dollars in millions, except share and per share data)

	Quarter ended
	March 29, 2013	March 30, 2012
Net sales	$918.8	$897.9
Cost of products sold	820.2	785.5
Gross profit	98.6	112.4
Selling, general and administrative expenses	45.3	45.4
Gain (loss) on disposal of property, plant and equipment	0.3	(1.4)
Asset impairment and other charges, net	0.1	0.1
Operating income	53.5	65.5
Interest expense	0.8	1.3
Interest income	0.2	0.2
Other expense (income), net	1.6	(0.5)
Income before income taxes	51.3	64.9
Provision for income taxes	9.5	2.1
Net income	$41.8	$62.8
Less: net income attributable to noncontrolling interests	0.7	0.3
Net income attributable to Fresh Del Monte Produce Inc.	$41.1	$62.5
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Basic	$0.71	$1.08
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Diluted	$0.71	$1.08
Dividends declared per ordinary share	$0.125	$0.10
Weighted average number of ordinary shares:
Basic	57,592,510	57,807,103
Diluted	58,000,771	57,900,781

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(U.S. dollars in millions)

	Quarter ended
	March 29, 2013	March 30, 2012
Net income	$41.8	$62.8
Other comprehensive income:
Net unrealized gain on derivatives	23.9	2.8
Net unrealized foreign currency translation (loss) gain	(9.2)	6.0
Change in available-for-sale investments	(2.7)	—
Net change in retirement benefit adjustment, net of tax	(0.1)	(0.2)
Comprehensive income	$53.7	$71.4
Less: comprehensive income attributable to noncontrolling interests	1.1	0.7
Comprehensive income attributable to Fresh Del Monte Produce Inc.	$52.6	$70.7

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(U.S. dollars in millions)

	Quarter ended
	March 29, 2013	March 30, 2012
Operating activities:
Net income	$41.8	$62.8
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	17.5	17.8
Amortization of debt issuance costs	0.1	0.4
Stock-based compensation expense	2.9	3.3
Change in uncertain tax positions	2.2	(6.9)
Gain on sale of securities	(2.3)	—
Loss (gain) on sales of property, plant and equipment	(0.3)	1.4
Equity in (income) loss of unconsolidated companies	(0.1)	0.5
Deferred income taxes	2.2	(3.3)
Foreign currency translation adjustment	(1.6)	1.9
Changes in operating assets and liabilities:
Receivables	(51.4)	(52.7)
Inventories	(26.5)	(14.7)
Prepaid expenses and other current assets	0.3	5.2
Accounts payable and accrued expenses	24.0	17.8
Other noncurrent assets and liabilities	(1.2)	3.6
Net cash provided by operating activities	7.6	37.1
Investing activities:
Capital expenditures	(32.8)	(12.8)
Proceeds from sales of property, plant and equipment	0.6	2.9
Proceeds from sale of securities available for sale	7.7	—
Net cash used in investing activities	(24.5)	(9.9)
Financing activities:
Proceeds from long-term debt	168.7	70.6
Payments on long-term debt	(148.3)	(115.5)
Contributions from noncontrolling interests, net	3.6	3.5
Proceeds from stock options exercised	12.8	0.8
Dividends paid	(7.2)	(5.8)
Repurchase of shares	(27.9)	—
Net cash provided by (used in) financing activities	1.7	(46.4)
Effect of exchange rate changes on cash	1.2	(0.2)
Net decrease in cash and cash equivalents	(14.0)	(19.4)
Cash and cash equivalents, beginning	39.9	46.9
Cash and cash equivalents, ending	$25.9	$27.5
Supplemental cash flow information:
Cash paid for interest	$0.9	$1.0
Cash paid for income taxes	$3.3	$2.4
Non-cash financing and investing activities:
Purchase of assets under capital lease obligations	$0.5	$0.2
Retirement of ordinary shares	$27.9	$—

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

The accompanying unaudited Consolidated Financial Statements for the quarter ended March 29, 2013 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for fair presentation have been included. Operating results for the quarter ended March 29, 2013 are subject to significant seasonal variations and are not necessarily indicative of the results that may be expected for the year ending December 27, 2013. For further information, refer to the Consolidated Financial Statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 28, 2012.

We are required to evaluate events occurring after March 29, 2013 for recognition and disclosure in the Consolidated Financial Statements for the quarter ended March 29, 2013. Events are evaluated based on whether they represent information existing as of March 29, 2013, which require recognition in the Consolidated Financial Statements, or new events occurring after March 29, 2013, which do not require recognition but require disclosure if the event is significant to the Consolidated Financial Statements. We evaluated events occurring subsequent to March 29, 2013 through the date of issuance of these Consolidated Financial Statements.

2.  Recently Issued Accounting Pronouncements

In March 2013, Financial Accounting Standards Board (FASB) issued an Accounting Standards Update ("ASU") amendment related to the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The amendment is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013 (early adoption is permitted). Upon adoption, this ASU amendment will have no effect on our financial condition, results of operations or cash flows.

In February 2013, the FASB issued an ASU amendment related to reporting amounts reclassified out of accumulated other comprehensive income ("AOCI"). Under this ASU amendment, an entity is required to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. This ASU amendment does not change the current requirements for reporting net income or other comprehensive income in the financial statements. See Note 17, "Accumulated Other Comprehensive Income (Loss)", for disclosures.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

2.  Recently Issued Accounting Pronouncements (continued)

In July 2012, the FASB issued an ASU amendment related to Intangibles - Goodwill and Other, which amends the indefinite-lived intangible asset impairment guidance by providing an option for companies to use a qualitative approach to test indefinite-lived intangible assets for impairment if certain conditions are met. This ASU amendment allows us to use a qualitative assessment similar to the optional assessment introduced last year for testing goodwill for impairment. This ASU amendment is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012 (early adoption is permitted). The implementation of the amended accounting guidance did not have an impact on our financial condition, results of operations or cash flows.

3.  Asset Impairment and Other Charges, Net

The following represents a summary of asset impairment and other charges, net recorded during the quarters ended March 29, 2013 and March 30, 2012 (U.S. dollars in millions):

	Quarter ended
	March 29, 2013			March 30, 2012
	Long-lived and other asset impairment	Exit activity and other charges	Total	Long-lived and other asset impairment	Exit activity and other charges (credits)	Total
Banana segment:
United Kingdom under-utilized distribution center	$—	$—	$—	$1.8	$—	$1.8
Other fresh produce segment:
Sale of assets previously impaired as a result of the melon program rationalization in Central America	—	—	—	—	(1.8)	(1.8)
Other charges and legal costs related to the Kunia well site in Hawaii	—	0.1	0.1	—	0.1	0.1
Total asset impairment and other charges, net	$—	$0.1	$0.1	$1.8	$(1.7)	$0.1

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

3.  Asset Impairment and Other Charges, Net (continued)

 Exit Activity and Other Reserves

The following represents a rollforward of 2013 exit activity and other reserves (U.S. dollars in millions):

	Exit activity and other reserve balance at December 28, 2012	Impact to Earnings	Cash Paid	Foreign Exchange Impact	Exit activity and other reserve balance at March 29, 2013
Termination benefits	$2.0	$—	$(0.5)	$(0.2)	$1.3
Contract termination and other exit activity charges	3.5	—	(0.9)	0.2	2.8
	$5.5	$—	$(1.4)	$—	$4.1

Included in the exit activity and other reserve balance at March 29, 2013 is $2.8 million in contract termination costs related to the under-utilized facilities in the United Kingdom in the banana segment and $1.3 million in termination benefits related to the previously announced decision to exit Hawaiian production operations in the other fresh produce segment. We do not expect additional charges related to the exit and other activities mentioned above that would significantly impact our results of operations and financial condition.

4.  Noncontrolling Interests

The following table reconciles shareholders’ equity attributable to noncontrolling interests (U.S. dollars in millions):

	Quarter ended
	March 29, 2013	March 30, 2012
Noncontrolling interests, beginning	$35.7	$25.7
Net income attributable to the noncontrolling interests	0.7	0.3
Translation adjustments	0.3	0.5
Retirement benefit adjustment	0.1	(0.1)
Capital contributions	3.6	—
Noncontrolling interests, ending	$40.4	$26.4

5.  Variable Interest Entities

One of our Del Monte Gold® Extra Sweet pineapple producers meets the definition of a Variable Interest Entity ("VIE") pursuant to the ASC guidance on “Consolidation” and is consolidated. Our variable interest in this entity includes an equity investment and certain debt guarantees. All of this entity’s pineapple production is sold to us. Based on the criteria of this ASC, as amended, we are the primary beneficiary of this entity’s expected residual returns or losses in excess of our ownership interest. Although we are the primary beneficiary, the VIE’s creditors do not have recourse against our general credit. At March 29, 2013, the VIE had total assets of $44.9 million and total liabilities of $8.7 million. The VIE had long-term debt of $3.4 million, which is collateralized by its property, plant and equipment. As of December 28, 2012, the long term debt was guaranteed by a $0.8 million standby letter of credit issued by us, which expired in January 2013. We expect to issue another standby letter of credit in order to guarantee the VIE's long term debt. As of March 29, 2013, the VIE is current on its long-term debt. There are no other restrictions on the assets of the VIE.

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

The following table details financing receivables including the related allowance for doubtful accounts (U.S. dollars in millions):

	March 29, 2013		December 28, 2012
	Short-term	Long-term	Short-term	Long-term
Gross advances to independent growers	$23.4	$4.2	$29.2	$4.3
Allowance for advances to independent growers	(3.8)	—	(3.4)	—
Net advances to independent growers	$19.6	$4.2	$25.8	$4.3
Gross notes receivable	$—	$—	$—	$0.1
Allowance for notes receivable	—	—	—	—
Net notes receivable	$—	$—	$—	$0.1

The current and noncurrent portions of the financing receivables included above are classified in the Consolidated Balance Sheets in other accounts receivable and other noncurrent assets, respectively.

The following table details the credit risk profile of the above listed financing receivables (U.S. dollars in millions):

	Current Status	Past Due Status	Total
Gross advances to independent growers:
March 29, 2013	$23.8	$3.8	$27.6
December 28, 2012	30.1	3.4	33.5
Gross notes receivable:
March 29, 2013	$—	$—	$—
December 28, 2012	0.1	—	0.1

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

6.  Financing Receivables (continued)

The allowance for doubtful accounts and the related financing receivables for the quarter ended March 29, 2013 were as follows (U.S. dollars in millions):

	Quarter ended
	March 29, 2013	March 30, 2012
Allowance for advances to independent growers:
Balance, beginning of period	$3.4	$3.4
Provision for uncollectible amounts	0.4	0.2
Balance, end of period	$3.8	$3.6

7.  Uncertain Tax Positions

During the first quarter of 2013, the company settled an audit in a foreign jurisdiction which resulted in tax of $4.1 million, of which $2.1 million was charged to tax expense during the period and $2.0 million was reflected as a reduction in previously accrued uncertain tax position.

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

	Quarter ended
	March 29, 2013	March 30, 2012
Stock-based compensation expense	$2.9	$3.3

Stock-based compensation expense per diluted share	$0.05	$0.06

We realized an excess share-based payment deduction resulting from stock options exercised through a reduction in taxes currently payable and related effect on cash flows of less than $0.1 million for the quarter ended March 29, 2013. We were in a net operating loss carry-forward position in the relevant jurisdictions for the quarter ended March 30, 2012. Proceeds of $12.8 million and $0.8 million were received from the exercise of stock options for the quarters ended March 29, 2013 and March 30, 2012, respectively.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

8.  Stock-Based Compensation (continued)

The following table lists the various stock option grants from our 2011 Plan for the quarters ended March 29, 2013 and March 30, 2012:

Stock Option Grant	Number of Options Granted	Exercise Price	Fair Value
February 20, 2013 - Chairman and Chief Executive Officer	161,000	26.52	8.38
February 29, 2012 - Chairman and Chief Executive Officer	161,000	22.46	8.15

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

Restricted Stock Awards

On May 5, 2010, our shareholders approved and ratified the 2010 Non-Employee Directors Equity Plan (the “Directors Equity Plan”), which allows the Company to award restricted stock to non-management members of our Board of Directors.  Under the Directors Equity Plan, awards are made on January 1st of each calendar year.  A share of “restricted stock” is one ordinary share of the Company that has restrictions on transferability until certain vesting conditions are met. We disclosed the significant terms of the Directors Equity Plan in our annual financial statements included in our Annual Report on Form 10-K for the year ended December 28, 2012.

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

The following table lists the various restricted stock awards and related compensation expense under the Director's Equity Plan for the quarters ended March 29, 2013 and March 30, 2012 (U.S. dollars in millions except share and per share data):

Date of Award		Number of Restricted Stock Awarded	Price Per Share	Compensation Expense
January 2, 2013		26,201	$26.72	$0.7
January 3, 2012	(1)	27,573	25.39	0.7

(1) The performance metric for this award has been met.

Restricted Stock Units

The 2011 Plan includes the ability to award Restricted Stock Units ("RSUs"). Each RSU represents a contingent right to receive one of our ordinary shares. The RSUs are subject to meeting minimum performance criteria set by our Compensation Committee of our Board of Directors. The actual number of shares the recipient receives is determined based on the results achieved versus Company performance goals. Those performance goals are based on exceeding a measure of our earnings. Depending on the results achieved, the actual number of shares that an award recipient receives at the end of the period may range from 0% to 100% of the award units granted. Provided such criteria are met, the RSU will vest in three equal annual installments on each of the next three anniversary dates provided that the recipient remains employed with us.

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

RSUs are eligible to earn Dividend Equivalent Units ("DEU's") equal to the cash dividend paid to ordinary shareholders. DEUs are subject to the same performance and service conditions as the underlying RSUs and are forfeitable. On March 29, 2013, we awarded 1,516 DEUs with a grant date price of $26.98 per share.

We expense the fair market value of RSUs, as determined on the date of grant, ratably over the three year vesting period provided the performance condition is probable of attaining. We recognized $0.4 million and $0.3 million of compensation expense related to RSUs for the quarters ended March 29, 2013 and March 30, 2012, respectively.

9.  Inventories

Inventories consisted of the following (U.S. dollars in millions):

	March 29, 2013	December 28, 2012
Finished goods	$224.9	$177.3
Raw materials and packaging supplies	140.3	152.4
Growing crops	144.0	153.1
Total inventories	$509.2	$482.8

10.  Long-Term Debt and Capital Lease Obligations

The following is a summary of long-term debt and capital lease obligations (U.S. dollars in millions):

	March 29, 2013	December 28, 2012
Senior unsecured revolving credit facility (see Credit Facility below)	$147.0	$122.0
Various other notes payable	3.3	3.6
Capital lease obligations	0.9	0.6
Total long-term debt and capital lease obligations	151.2	126.2
Less: Current portion	(2.6)	(2.7)
Long-term debt and capital lease obligations	$148.6	$123.5

Credit Facility

On October 23, 2012, we entered into a five-year, $500 million syndicated senior unsecured revolving credit facility maturing on October 23, 2017 (the "Credit Facility") with Bank of America, N.A. as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Inc. as sole lead arranger and sole lead manager. Borrowings under the Credit Facility bear interest at a spread over LIBOR that varies with our leverage ratio. The Credit Facility also includes a swing line facility and a letter of credit facility.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

10.  Long-Term Debt and Capital Lease Obligations (continued)

The following is a summary of the material terms of the Credit Facility and other working capital facilities (U.S. dollars in millions):

	Term	Maturity Date	Interest Rate at March 29, 2013	Borrowing Limit	Available Borrowings
Credit Facility	5 years	October 23, 2017	1.45%	$500.0	$339.6
Other working capital facilities	Varies	Varies	Varies	23.3	22.1
				$523.3	$361.7

The current margin for LIBOR advances is 1.25%. The Company intends to use funds borrowed under the Credit Facility from time to time for general corporate purposes, which may include the repayment, redemption or refinancing of the Company's existing indebtedness, working capital needs, capital expenditures, funding of possible acquisitions, possible share repurchases and satisfaction of other obligations of the Company.

The Credit Facility requires us to comply with financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers. As of March 29, 2013, we were in compliance with all of the covenants contained in the Credit Facility. The Credit Facility is unsecured as long as we maintain a certain leverage ratio and is guaranteed by certain of our subsidiaries. The Credit Facility permits borrowings under the revolving commitment with an interest rate determined based on our leverage ratio and spread over LIBOR. In addition, we pay a fee on unused commitments.

At March 29, 2013, we applied $13.4 million to the letter of credit facility, comprised primarily of certain contingent obligations and other governmental agency guarantees combined with guarantees for purchases of raw materials and equipment. We also had $17.6 million in other letters of credit and bank guarantees not included in the letter of credit facility.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

 11.  Commitments and Contingencies (continued)

On November 15, 1999, one of our subsidiaries was served in two actions entitled Godoy Rodriguez, et al. v. AMVAC Chemical Corp., et al. and Martinez Puerto, et al. v. AMVAC Chemical Corp., et al., in the 29th Judicial District Court for the Parish of St. Charles, Louisiana.  At this time, it is not known how many of the approximately 315 remaining Godoy Rodriguez and Martinez Puerto plaintiffs are making claims against our subsidiary. On May 25, 2012, a co-defendant moved for summary judgment to dismiss the actions on grounds of limitations. Our subsidiary joined in that motion for summary judgment. The Court granted the motion for summary judgment on November 15, 2012 and entered final judgment dismissing with prejudice the claims against our subsidiary of all remaining plaintiffs on January 23, 2013.

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

On May 31 and June 1, 2012, eight actions were filed against one of our subsidiaries in the United States District Court for the District of Delaware on behalf of approximately 3,000 plaintiffs alleging exposure to DBCP on or near banana farms in Costa Rica, Ecuador, Panama, and Guatemala. We and our subsidiaries have never owned, managed or otherwise been involved with any banana growing operations in Panama and were not involved with any banana growing operations in Ecuador during the period when DBCP was in use. The plaintiffs include claimants who had cases currently pending in the United States District Court for the Eastern District of Louisiana which were dismissed on September 17, 2012. On August 30, 2012, our subsidiary joined a motion dismiss the claims of those plaintiffs on the grounds that they have first-filed claims pending in the United States District Court for the Eastern District of Louisiana.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

11.  Commitments and Contingencies (continued)

The motion was granted on March 29, 2013. On September 21, 2012, our subsidiary filed an answer with respect to the claims of those plaintiffs who had not already filed in Louisiana. On January 16, 2013, our subsidiary joined a motion seeking summary judgment on limitations grounds against approximately 2,400 of the 2,800 plaintiffs whose claims it answered. The motion remains pending.

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

The European Commission did, however, find that Internationale Fruchtimport Gesellschaft Weichert & Co KG (“Weichert”), an entity in which one of our subsidiaries formerly held an indirect 80% noncontrolling interest, infringed EU competition rules and imposed upon it a €14.7 million ($18.8 million using exchange rates as of March 29, 2013) fine. The European Commission has asserted that we controlled Weichert during the period by virtue of our subsidiary’s former, indirect noncontrolling interest and has therefore held that we are jointly and severally liable for Weichert’s payment of the fine.

On December 31, 2008, we filed an appeal of this determination on grounds, among others, that Weichert did not violate EU competition rules and that, in any event, we cannot be held jointly and severally liable for Weichert’s acts under applicable German law.  On April 14, 2010, Weichert filed a statement of intervention in support of our appeal seeking annulment of the European Commission’s determination. A hearing was held on February 1, 2012 for oral argument on the appeal. On March 14, 2013, the ruling on the appeal was issued reducing the fine from €14.7 million to €8.8 million ($11.3 million using exchange rates as of March 29, 2013) but upholding the European Commission's decision holding us jointly and severally liable for Weichert's payment of the fine. The Company has decided to file an appeal.

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

The undiscounted estimates are between $14.8 million and $28.7 million. The undiscounted estimate on which our accrual is based totals $21.4 million and is discounted using a 5.0% rate. As of March 29, 2013, there is $15.7 million included in other noncurrent liabilities and $1.0 million included in accounts payable and accrued expenses in the Consolidated Balance Sheets for the Kunia Well Site clean-up, which we expect to expend in the next 12 months. We expect to expend approximately $1.0 million in cash per year for the following four years. Certain portions of the EPA’s estimates have been discounted using a 5.0% interest rate.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

11.  Commitments and Contingencies (continued)

Additional Information

At this time, management is not able to evaluate the likelihood of a favorable or unfavorable outcome in any of the above-described matters. Accordingly, management is not able to estimate the range or amount of loss, if any, from any of the above-described matters and no accruals or expenses have been recorded for these matters as of March 29, 2013, except as related to the Kunia Well Site.

In addition to the foregoing, we are involved from time to time in various claims and legal actions incident to our operations, both as plaintiff and defendant. In the opinion of management after consulting with legal counsel, none of these other claims are currently expected to have a material adverse effect on the results of our operations, our financial position or our cash flows.

We intend to vigorously defend ourselves in all of the above matters.

12.  Earnings Per Share

Basic and diluted net income per ordinary share is calculated as follows (U.S. dollars in millions, except share and per share data):

	Quarter ended
	March 29, 2013	March 30, 2012
Numerator:
Net income attributable to Fresh Del Monte Produce Inc.	$41.1	$62.5

Denominator:
Weighted average number of ordinary shares - Basic	57,592,510	57,807,103
Effect of dilutive securities - employee stock options	408,261	93,678
Weighted average number of ordinary shares - Diluted	58,000,771	57,900,781

Net income per ordinary share attributable to
Fresh Del Monte Produce Inc.:
Basic	$0.71	$1.08
Diluted	$0.71	$1.08

Refer to Note 18, “Shareholders’ Equity”, for disclosures related to the stock repurchase program and retired shares.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

13.  Retirement and Other Employee Benefits

The following table sets forth the net periodic benefit costs of our pension plans and post-retirement plans (U.S. dollars in millions):

	Quarter ended
	March 29, 2013	March 30, 2012
Service cost	$1.4	$1.1
Interest cost	1.6	1.6
Expected return on assets	(0.9)	(0.9)
Amortization of net actuarial loss	0.5	0.3
Net periodic benefit costs	$2.6	$2.1

We funded our U.S. based non-contributory defined benefit pension plan by an additional $0.8 million during the quarter ended March 30, 2012. The funding was actuarially determined based on U.S. funding regulations. There was no additional funding during the quarter ended March 29, 2013.

14.  Business Segment Data

We are principally engaged in one major line of business, the production, distribution and marketing of bananas, other fresh produce and prepared food. Our products are sold in markets throughout the world with our major producing operations located in North, Central and South America, Europe, Asia and Africa.

Our operations are aggregated into business segments on the basis of our products: bananas, other fresh produce and prepared food. Other fresh produce includes pineapples, melons, non-tropical fruit (including grapes, apples, pears, peaches, plums, nectarines, avocados, citrus and kiwis), fresh-cut products, other fruit and vegetables, a third-party ocean freight business and a plastic products business. Prepared food includes prepared fruit and vegetables, juices, beverages, snacks, poultry and meat products.

We evaluate performance based on several factors, of which net sales and gross profit by product are the primary financial measures (U.S. dollars in millions):

	Quarter ended
	March 29, 2013		March 30, 2012
	Net Sales	Gross Profit	Net Sales	Gross Profit
Banana	$406.0	$30.5	$397.5	$38.8
Other fresh produce	433.7	59.3	421.1	60.3
Prepared food	79.1	8.8	79.3	13.3
Totals	$918.8	$98.6	$897.9	$112.4

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

Foreign Currency Hedges

We are exposed to fluctuations in currency exchange rates against the U.S. dollar on our results of operations and financial condition and we mitigate that exposure by entering into foreign currency forward contracts.  Certain of our subsidiaries periodically enter into foreign currency forward contracts in order to hedge portions of forecasted sales or cost of sales denominated in foreign currencies, which generally expire within one year. Our foreign currency hedges were entered into to hedge our 2013 and 2014 foreign currency exposure.

The foreign currency forward contracts qualifying as cash flow hedges were designated as single-purpose cash flow hedges of forecasted cash flows.  Based on our formal assessment of hedge effectiveness of our qualifying foreign currency forward contracts, we determined that the impact of hedge ineffectiveness was de minimis for the quarters ended March 29, 2013 and March 30, 2012, respectively.

Bunker Fuel Hedges

We are exposed to fluctuations in bunker fuel prices on our results of operations and financial condition and mitigate that exposure by entering into bunker fuel swap agreements, which permit us to lock in bunker fuel purchase prices.  One of our subsidiaries entered into bunker fuel swap agreements in order to hedge fuel costs incurred by our owned and chartered vessels through 2013. We designated our bunker fuel swap agreements as cash flow hedges.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

15.  Derivative Financial Instruments (continued)

Certain of our derivative instruments contain provisions that require the current credit relationship between the Company and its counterparty to be maintained throughout the term of the derivative instruments.  If that credit relationship changes, certain provisions could be triggered, and the counterparty could request immediate collateralization of derivative instruments in net liability position above a certain threshold.  There were no derivative instruments with credit-risk related contingent features for which the aggregate fair value was in a liability position on March 29, 2013.  As of March 29, 2013, no triggering event has occurred and thus we are not required to post collateral.  If the credit-risk-related contingent features underlying these agreements were triggered on March 29, 2013, we would not be required to post collateral to our counterparty because the collateralization threshold has not been met.

We had the following outstanding foreign currency forward and bunker fuel swap contracts as of March 29, 2013:

Foreign Currency Contracts Qualifying as Cash Flow Hedges:	Notional Amount			Bunker Fuel Swap Contracts Qualifying as Cash Flow Hedges:	Notional Amount
Euro		€244.4	million	3% U.S. Gulf Coast	9,000	metric tons
British pound		£17.7	million
Japanese yen	JPY	5,547.6	million
Costa Rican colon	CRC	46,274.0	million
Brazilian real	BRL	10.2	million
Kenya shilling	KES	860.6	million
Philippine peso	PHP	50.1	million

The following table reflects the fair values of derivative instruments , all of which are designated as Level 2 of the fair value hierarchy, as of March 29, 2013 and December 28, 2012 (U.S. dollars in millions):

Derivatives Designated as Hedging Instruments (1)
	Foreign exchange contracts		Bunker fuel swap agreements
Balance Sheet Location:	March 29, 2013	December 28, 2012 (2)	March 29, 2013
Asset derivatives:
Prepaid expenses and other current assets	$14.7	$4.6	$0.2
Other noncurrent assets	1.6	—	—
Total asset derivatives	$16.3	$4.6	$0.2

Liability derivatives:
Accounts payable and accrued expenses	$6.0	$18.4	$—
Other noncurrent liabilities	—	0.1	—
Total liability derivatives	$6.0	$18.5	$—

(1) See Note 16, "Fair Value Measurements", for fair value disclosures.
(2) We expect that $8.9 million and $1.6 million of the net fair value of hedges recognized as a net gain in AOCI will be transferred to earnings during the next 12 months and last nine months of 2014, respectively, along with the effect of the related forecasted transaction.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

15.  Derivative Financial Instruments (continued)

The following table reflects the effect of derivative instruments on the Consolidated Statements of Income for the quarters ended March 29, 2013 and March 30, 2012, respectively (U.S. dollars in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Quarter ended			Quarter ended
	March 29, 2013	March 30, 2012		March 29, 2013	March 30, 2012
Foreign exchange contracts	$20.0	$0.1	Net sales	$(2.2)	$3.4
Foreign exchange contracts	3.7	0.8	Cost of products sold	0.6	1.1
Bunker fuel swap agreements (1)	0.2	1.9	Cost of products sold	—	—
Total	$23.9	$2.8		$(1.6)	$4.5

(1) The bunker fuel swap agreements had an ineffective portion of $0.1 million for the quarters ended March 29, 2013 and March 30, 2012.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

16.  Fair Value Measurements (continued)

Equity Securities

During the first quarter of 2013, proceeds on the sale of available for sale equity securities were $7.7 million. The fair value of these equity securities was $8.3 million as of December 28, 2012. We recognized a realized gain of $2.3 million in other expense (income), net, related to the sale of these securities. There were no remaining balances as of the quarter ended March 29, 2013 in other comprehensive income.

The following table provides a summary of the fair values of assets and liabilities measured on a recurring basis under the ASC on “Fair Value Measurements and Disclosures” (U.S. dollars in millions):

Fair Value Measurements
	Foreign currency forward contracts, net asset (liability)		Bunker fuel swap agreements, net asset (liability)
	March 29, 2013	December 28, 2012	March 29, 2013	December 28, 2012
Quoted Prices in Active Markets for Identical Assets (Level 1)	$—	$—	$—	$—

Significant Observable Inputs (Level 2)	10.2	(13.8)	0.2	(0.1)

Significant Unobservable Inputs (Level 3)	—	—	—	—

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

16.  Fair Value Measurements (continued)

Fair Value of Non-Financial Assets

The fair value of the banana, tomato and vegetable and prepared food reporting unit’s goodwill and prepared food trademarks are sensitive to differences between the estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets.

We disclosed the sensitivities related to the banana, tomato and vegetable and prepared food unit’s goodwill and prepared food trademarks in our annual financial statements included in our Annual Report on Form 10-K for the year ended December 28, 2012.

There were no non-recurring fair value measurements during the first quarter of 2013. The following is a tabular presentation of the non-recurring fair value measurement along with the level within the fair value hierarchy in which the fair value measurement in its entirety falls (U.S. dollars in millions):

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

17.  Accumulated Other Comprehensive Income (Loss)

The following table includes the changes in accumulated other comprehensive income (loss) by component under the ASC on “Comprehensive Income” (U.S. dollars in millions):

	Changes in Accumulated Other Comprehensive Income by Component (1)
	Quarter ended March 29, 2013
	Changes in Fair Value of Effective Cash Flow Hedges	Foreign Currency Translation Adjustment		Retirement Benefit Adjustment	Changes in Fair Value of Available for Sale Securities	Total
Balance at December 28, 2012	$(13.4)	$10.6		$(24.8)	$2.7	$(24.9)
Other comprehensive income (loss)
before reclassifications	22.3	(9.5)	(2)	(0.6)	(0.4)	9.8
Amounts reclassified from accumulated
other comprehensive income (loss)	1.6	—		0.5	(2.3)	(0.2)
Net current period other comprehensive
income (loss)	23.9	(9.5)		(0.1)	(2.7)	11.6
Balance at March 29, 2013	$10.5	$1.1		$(24.9)	$—	$(13.3)

(1) All amounts are net of tax and noncontrolling interest.
(2) Includes gain of $0.5 million on intra-entity foreign currency transactions that are of a long-term-investment nature, also includes $0.3 million of noncontrolling interests.

The following table includes details about amounts reclassified from accumulated other comprehensive income by component the changes for the quarter ended March 29, 2013 (U.S. dollars in millions):

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented

Changes in fair value of effective cash flow hedges:
Foreign currency cash flow hedges	$2.2	Sales
Foreign currency cash flow hedges	(0.6)	Cost of sales
Total	$1.6

Amortization of retirement benefits:
Actuarial losses	$0.1	Selling, general and administrative expenses
Actuarial losses	0.4	Cost of sales
Total	$0.5

Changes in fair value of available for sale securities:
Gain on available for sale securities	$(2.3)	Other expense (income), net
Total	$(2.3)

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

18.  Shareholders’ Equity

Our shareholders have authorized 50,000,000 preferred shares at $0.01 par value, of which none are issued or outstanding. Our shareholders have authorized 200,000,000 ordinary shares of common stock at $0.01 par value, of which 57,284,395 are issued and outstanding at March 29, 2013.

Ordinary share activity for the quarters ended March 29, 2013 and March 30, 2012 is summarized as follows:

	Quarter ended
	March 29, 2013	March 30, 2012
Ordinary shares issued/ (retired) as a result of:
Stock option exercises	589,018	40,250
Restricted stock grants	26,201	27,573
Ordinary shares repurchase and retirement	(1,038,209)	—

On July 31, 2009, our Board of Directors approved a three-year stock repurchase program of up to $150 million of our ordinary shares, which expired on July 31, 2012. On May 5, 2010, our Board of Directors approved an additional three-year stock repurchase program of up to $150 million of our ordinary shares. We have repurchased $200.2 million, or 8,813,106 ordinary shares, under the aforementioned repurchase programs. We have retired all of the 8,813,106 ordinary shares. We have a maximum dollar amount value of $99.8 million of shares that may yet be purchased under the stock repurchase program.

On February 20, 2013, our Board of Directors increased the interim cash dividend from $0.10 to $0.125 per ordinary share, to shareholders of record on March 6, 2013.

We paid $7.2 million and $5.8 million in dividends for the quarters ended March 29, 2013 and March 30, 2012, respectively.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are one of the world’s leading vertically integrated producers, marketers and distributors of high-quality fresh and fresh-cut fruit and vegetables, as well as a leading producer and marketer of prepared fruit and vegetables, juices, beverages and snacks in Europe, Africa, the Middle East and countries formerly part of the Soviet Union. We market our products worldwide under the DEL MONTE® brand, a symbol of product innovation, quality, freshness and reliability since 1892. Our global sourcing and logistics system allows us to provide regular delivery of consistently high-quality produce and value-added services to our customers. Our major producing operations are located in North, Central and South America, Asia and Africa. Production operations are aggregated on the basis of our products: bananas, other fresh produce and prepared food.  Other fresh produce includes pineapples, melons, tomatoes, non-tropical fruit (including grapes, apples, pears, peaches, plums, nectarines, avocados, citrus and kiwis), fresh-cut produce, other fruit and vegetables, a plastic products business and a third-party ocean freight service. Prepared food includes prepared fruit and vegetables, juices, beverages, snacks, poultry and meat products.

Liquidity and Capital Resources

Net cash provided by operating activities was $7.6 million for the first quarter of 2013 as compared with $37.1 million for the first quarter of 2012, a decrease of $29.5 million.  The decrease in cash provided by operating activities was principally attributable to lower net income combined with higher levels of prepared food and fresh produce inventory, partially offset by higher levels of accounts payable and accrued expenses that resulted from higher sales volume.

Working capital was $618.9 million at March 29, 2013 compared with $563.5 million at December 28, 2012, an increase of $55.4 million. This increase in working capital is primarily due to higher trade accounts receivables and fresh produce inventory, partially offset by higher accounts payable and accrued expenses. This increase is principally attributable to seasonal fluctuation resulting from higher sales of Central America melons and non-tropical fruit from Chile during the first quarter of the year.

Net cash used in investing activities for the first quarter of 2013 was $24.5 million compared with $9.9 million for the first quarter of 2012. Net cash used in investing activities for the first quarter of 2013 consisted of capital expenditures of $32.8 million, partially offset by proceeds from sales of property, plant and equipment of $0.6 million and proceeds from sale of securities available for sale of $7.7 million. Capital expenditures for the first quarter of 2013 were primarily for expansion and improvements of production facilities in Costa Rica, Chile and the Philippines related to the other fresh produce and banana segments and expansion of our distribution facilities in North America primarily in the banana segment. Capital expenditures during the first quarter of 2013 also included expansion and improvements of our production facilities in Kenya and distribution facilities in Saudi Arabia related to the prepared food and banana segments and the acquisition of two pre-owned refrigerated vessels. Proceeds from sale of property, plant and equipment for the first quarter of 2013 consisted primarily of the sale of surplus equipment. During the first quarter of 2013, we sold $7.7 million of available-for-sale securities that were acquired during 2012 and recognized a gain of $2.3 million.

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

Net cash provided by financing activities for the first quarter of 2013 was $1.7 million compared with net cash used in financing activities of $46.4 million for the first quarter of 2012. Net cash provided by financing activities for the first quarter of 2013 consisted of net borrowings on long-term debt of $20.4 million, contributions from noncontrolling interests, net of $3.6 million and proceeds from stock options exercised of $12.8 million, partially offset by $7.2 million of dividends paid and $27.9 million of repurchases of our ordinary shares.

Net cash used in financing activities for the first quarter of 2012 consisted of net repayments on long-term debt of $44.9 million and $5.8 million of dividends paid, partially offset by contributions from noncontrolling interests, net of $3.5 million and proceeds from stock options exercised of $0.8 million.

We finance our working capital and other liquidity requirements primarily through cash from operations and borrowings under our $500 million syndicated senior unsecured revolving credit facility maturing on October 23, 2017 (the "Credit Facility") with Bank of America, N.A. as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Inc. as sole lead arranger and sole lead manager. Borrowings under the Credit Facility bear interest at a spread over the London Interbank Offer Rate ("LIBOR") that varies with our leverage ratio. The Credit Facility also includes a swing line facility and a letter of credit facility. We intend to use the Credit Facility from time to time for our working capital needs, capital expenditures, funding of possible acquisitions, possible share repurchase and satisfaction of other obligations.

At March 29, 2013, we had $147.0 million outstanding under the Credit Facility bearing interest at a per annum rate of 1.45%.  In addition, we pay a fee on unused commitments.

The Credit Facility is unsecured as long as we meet a certain leverage ratio and also requires us to comply with certain financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers. As of March 29, 2013, we were in compliance with all of the financial and other covenants contained in the Credit Facility.

At March 29, 2013, we had $361.7 million available under committed working capital facilities, primarily under the Credit Facility.  At March 29, 2013, we applied $13.4 million to the letter of credit facility, comprised primarily of certain contingent obligations and other governmental agencies and purchases of equipment guarantees.  We also had $17.6 million in other letters of credit and bank guarantees not included in the letter of credit facility.

As of March 29, 2013, we had $151.2 million of long-term debt and capital lease obligations, including the current portion, consisting of $147.0 million outstanding under the Credit Facility, $0.9 million of capital lease obligations and $3.3 million of other long-term debt and notes payable.

Based on our operating plan, combined with our borrowing capacity under our Credit Facility, we believe we will have sufficient resources to meet our cash obligations in the foreseeable future.

As of March 29, 2013, we had cash and cash equivalents of $25.9 million.

As a result of the closure of distribution centers in the United Kingdom, we paid approximately $1.4 million in contractual obligations and termination benefits during the first quarter of 2013. We expect to make additional payments of approximately $4.1 million principally related to the previously announced closure of our Hawaii pineapple operations and the closure of certain facilities in the United Kingdom.

The fair value of our derivatives changed from a net liability of $13.9 million as of December 28, 2012, to a net asset of $10.5 million as of March 29, 2013 related to our foreign currency cash flow and bunker fuel swap hedges.  For foreign currency hedges, these fluctuations are primarily related to a stronger U.S. dollar relative to the euro, British pound and Japanese yen when compared to the contracted exchange rates. We also entered into bunker fuel swap agreements during the fourth quarter of 2012 that are in a net asset position of $0.2 million. We expect that $8.9 million and $1.6 million will be transferred to earnings during the next 12 months and last nine months of 2014, respectively, along with the earnings effect of the related forecasted transactions.

Results of Operations

The following tables present for each of the periods indicated (i) net sales by geographic region and (ii) net sales and gross profit by product category, and in each case, the percentage of the total represented thereby (U.S. dollars in millions, except percent data):

Net sales by geographic region:

	Quarter ended
	March 29, 2013		March 30, 2012
North America	$516.4	56%	$489.0	54%
Europe	182.0	20%	205.1	23%
Asia	95.4	10%	103.4	12%
Middle East	107.9	12%	81.1	9%
Other	17.1	2%	19.3	2%
Total	$918.8	100%	$897.9	100%

Product net sales and gross profit:

	Quarter ended
	March 29, 2013				March 30, 2012
	Net Sales		Gross Profit		Net Sales		Gross Profit
Banana	$406.0	44%	$30.5	31%	$397.5	44%	$38.8	34%
Other fresh produce	433.7	47%	59.3	60%	421.1	47%	60.3	54%
Prepared food	79.1	9%	8.8	9%	79.3	9%	13.3	12%
Totals	$918.8	100%	$98.6	100%	$897.9	100%	$112.4	100%

First Quarter 2013 Compared with First Quarter 2012

Net Sales. Net sales for the first quarter of 2013 were $918.8 million compared with $897.9 million for the first quarter of 2012. The increase in net sales of $20.9 million was principally attributable to higher net sales of other fresh produce and bananas.

•
Net sales in the other fresh produce segment increased $12.6 million principally as a result of higher net sales of fresh-cut products, non-tropical fruit and melons, partially offset by lower net sales of other non-produce operations.

◦
Net sales of fresh-cut products increased principally due to higher sales volumes in North America that resulted from an expanded customer base and improved demand for our products. Also contributing to the increase were higher sales volumes and per unit sales prices in the Middle East that resulted from expansion into new markets and introduction of new products combined with higher sales volumes in Asia from improved customer demand. Partially offsetting these increases in net sales of fresh-cut products were lower sales volumes in Europe that resulted from our closure of a fresh-cut prepared salad facility in the United Kingdom during the second quarter of 2012.

◦
Net sales of non-tropical fruit increased principally due to higher sales volumes of avocados in North America, apples in the Middle East and citrus in the Middle East and Asia principally from increased customer demand. Partially offsetting these increases in net sales on non-tropical fruit were lower net sales of grapes in North America and Europe as a result of unfavorable growing conditions in Chile.

◦
Net sales of melons increased as a result of higher sales volume in North America, partially offset by lower per unit sales price as a result of higher industry volumes and lower volumes shipped to Europe.

◦
Net sales of our other non-produce operations decreased due to lower net sales in our Chilean plastic product operation due to a temporary volume reduction that resulted from downtime for plant improvement.

•
Net sales of bananas increased by $8.5 million principally due to higher sales volumes and per unit sales prices in the Middle East and higher sales volumes in North America and Europe, partially offset by lower sales volumes in Asia. Worldwide banana sales volume increased 3% and per unit sales prices decreased 1%.

◦
Middle East banana net sales increased principally due to higher sales volumes that resulted from increased shipments from Central America to new markets in the region combined with higher per unit sales prices.

◦	North America banana net sales increased due to higher sales volume primarily as a result of higher customer demand, partially offset by a slight reduction in per unit sales price.

◦
Europe banana net sales increased primarily due to higher sales volume principally as a result of an expanded customer base in Germany combined with our increased direct sales initiative in the Southern European markets. Partially offsetting these increases were lower per unit sales prices as a result of higher industry volumes and lower consumer demand due to a weak economy combined with unfavorable exchange rates.

◦
Asia banana net sales decreased principally due to lower sales volumes resulting from lower production in the Philippines due to the effects of a typhoon during the fourth quarter of 2012, partially offset by higher per unit sales prices which resulted from lower industry volumes.

•
Net sales of prepared food were flat during the first quarter of 2013. Lower net sales of canned pineapple and deciduous fruit in Europe and lower net sales of industrial products were offset by higher net sales of beverage products in the Middle East and Europe and higher net sales of poultry and meat products in Jordan.

Cost of Products Sold.  Cost of products sold was $820.2 million for the first quarter of 2013 compared with $785.5 million for the first quarter of 2012, an increase of $34.7 million.  This increase was primarily attributable to higher sales volumes and fruit cost, partially offset by lower per unit ocean freight cost.

Gross Profit. Gross profit was $98.6 million for the first quarter of 2013 compared with $112.4 million for the first quarter of 2012, a decrease of $13.8 million.  This decrease was primarily attributable to lower gross profit in all segments.

•
Gross profit in the banana segment decreased $8.3 million primarily due to lower per unit sales price and higher distribution costs in Europe and North America combined with higher fruit cost, partially offset by higher per unit sales prices in Asia and the Middle East. Worldwide banana per unit sales prices decreased 1% and per unit cost increased 2%.

•
Gross profit in the prepared food segment decreased by $4.5 million principally as a result of lower selling prices for industrial products due to higher industry supplies and lower sales volumes of canned deciduous and pineapple products principally due to weak customer demand.

•
Gross profit in the other fresh produce segment decreased $1.0 million principally due to lower gross profit on melons and non-produce operations, partially offset by higher gross profit on non-tropical fruit and pineapples.

◦	Gross profit on melons decreased principally due to higher industry volume in North America which resulted in an 11% decrease in per unit sales prices.

◦	Gross profit on non-produce operations decreased as a result of lower net sales in our Chilean plastic operations due to a temporary volume reduction that resulted from downtime for plant improvement.

◦
Gross profit on pineapples increased principally due to higher per unit sales prices in North America as a result of increased customer demand and higher per unit sales prices in Europe principally due to lower volumes. Partially offsetting this increase in gross profit were lower selling prices in Asia principally due to weak customer demand. Worldwide pineapple per unit sales prices increased 2% and per unit cost increased 1%.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $0.1 million from $45.4 million in the first quarter of 2012 to $45.3 million for the first quarter of 2013. The decrease was principally due to lower selling and marketing expenses in Europe combined with lower professional fees, partially offset by higher executive compensation expense.

Loss or (Gain) on Disposal of Property, Plant and Equipment. The gain on disposal of property, plant and equipment of $0.3 million during the first quarter of 2013 was principally related to the sale of surplus equipment. The loss on disposal of property, plant and equipment of $1.4 million during the first quarter of 2012 was principally related to the disposal of banana plants in certain areas of our Costa Rica plantation in order to replant and improve productivity.

Asset Impairment and Other Charges, Net. Asset impairment and other charges, net were $0.1 million during the first quarter of 2013 and 2012. During the first quarter of 2013, we recorded $0.1 million principally related to other costs in Hawaii. During the first quarter of 2012, we recorded $1.8 million in asset impairments related to an under-utilized facility in the United Kingdom in the banana segment and a credit of $1.8 million due to the sale of assets impaired in 2011 due to our melon program rationalization in Guatemala related to the other fresh produce segment and $0.1 million in other charges in Hawaii related to the other fresh produce segment.

Operating Income.  Operating income for the first quarter of 2013 decreased by $12.0 million from $65.5 million in the first quarter of 2012 to $53.5 million for the first quarter of 2013. This decrease was due to lower gross profit, partially offset by a slight decrease in selling, general and administrative expenses and gain on disposal of property, plant and equipment.

Interest Expense.  Interest expense decreased by $0.5 million during the first quarter of 2013 as compared with the first quarter of 2012. Interest expense was lower during the first quarter of 2013 as a result of lower average debt balances and lower interest rates.

Other Expense (Income), Net.  Other expense (income), net was $1.6 million for the first quarter of 2013 compared to $(0.5) million for the first quarter of 2012. The change in other expense (income) of $2.1 million was principally attributable to foreign exchange losses incurred during the first quarter of 2013 which which were partially offset by a gain on the sale of equity securities compared with a foreign exchange gains recorded during the first quarter of 2012.

Provision for Income Taxes. Provision for income taxes was $9.5 million for the first quarter of 2013 compared to $2.1 million for the first quarter of 2012. The tax provision for the first quarter of 2013 includes approximately $3.1 million of expense primarily related to the settlement of a tax audit in a foreign jurisdiction. For the first quarter of 2012, the tax provision included approximately $8.1 million of credits due primarily due to reversals of uncertain tax positions due to a lapse in the statute of limitations and settlements of tax audits and litigation in certain foreign jurisdictions.

Fair Value Measurements

Potential impairment exists if the fair value of a reporting unit to which goodwill has been allocated is less than the carrying value of the reporting unit. The amount of the impairment to recognize, if any, is calculated as the amount by which the carrying value of goodwill exceeds its implied value. Future changes in the estimates used to conduct the impairment review, including revenue projection, market values and changes in the discount rate used, could cause the analysis to indicate that our goodwill is impaired in subsequent periods and result in a write-off of a portion or all of goodwill. The discount rate used is based on independently calculated risks, our capital mix and an estimated market risk premium. The fair value of the banana, tomato and other vegetable, prepared food reporting unit’s goodwill and prepared food reporting unit's trademarks is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets. If we are unable to recover from weak market conditions related to bananas, the banana reporting unit goodwill may be at risk for future impairment. If we are unable to recover from current challenging economic conditions in Europe, the prepared food reporting unit goodwill and trademarks may be at risk for future impairment.   If we are unable to recover from the weak tomato pricing and volumes in North America and we are unable to increase our customer base in the U.S. related to tomatoes and vegetables, the tomato and vegetable reporting unit's goodwill may be at risk for future impairment. We disclosed the sensitivities related to the banana reporting unit's goodwill, prepared food reporting unit’s goodwill and trademarks and tomato and vegetable reporting unit's goodwill in our annual financial statements included in our Annual Report on Form 10-K for the year ended December 28, 2012.

Seasonality

Interim results are subject to significant variations and may not be indicative of the results of operations that may be expected for the entire 2013 fiscal year.  See the information under the caption “Seasonality” provided in Item 1. Business, of our Annual Report on Form 10-K for the year ended December 28, 2012.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K for the year ended December 28, 2012.

Item 4.        Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 29, 2013. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the quarter ended March 29, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

See Note 11, “Commitments and Contingencies”, to the Consolidated Financial Statements, Part I, Item 1 included herein.

Item 1A.        Risk Factors

There have been no material changes in the risk factors from the information provided in Item 1A. Risk Factors of our annual report on Form 10-K for the year ended December 28, 2012.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our purchases of ordinary shares during the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
December 29, 2012 through January 31, 2013	20,709	$25.96	20,709	$127,158,489
February 1, 2013 through February 28, 2013	246,200	$26.31	246,200	$120,679,918
March 1, 2013 through March 29, 2013	771,300	$27.09	771,300	$99,784,191
Total	1,038,209	$26.88	1,038,209	$99,784,191

(1)	As of March 29, 2013, we repurchased and retired 1,038,209 of our ordinary shares.

(2)	On May 5, 2010, we announced that our Board of Directors, at their May 5, 2010 board meeting, approved a three-year stock repurchase program of up to $150 million of our ordinary shares.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 6.        Exhibits

31.1*	Certification of Chief Executive Officer filed pursuant to 17 CFR 240.13a-14(a).

31.2*	Certification of Chief Financial Officer filed pursuant to 17 CFR 240.13a-14(a).

32*	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 17 CFR 240.13a-14(b) and 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
_____________________

*	Filed herewith

**
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 29, 2013 and December 28, 2012, (ii) Consolidated Statements of Income for the quarters ended March 29, 2013 and March 30, 2012, (iii) Consolidated Statements of Comprehensive Income for the quarters ended March 29, 2013 and March 30, 2012, (iv) Consolidated Statement of Cash Flows for the quarters ended March 29, 2013 and March 30, 2012 and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fresh Del Monte Produce Inc.

Date:	April 30, 2013	By:	/s/ Hani El-Naffy
Hani El-Naffy
President & Chief Operating Officer

		By:	/s/ Richard Contreras
Richard Contreras
Senior Vice President & Chief Financial Officer