Form 10-Q
period 2013-06-28
FRESH DEL MONTE PRODUCE INC
filed 2013-07-30
CIK 1047340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
———————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 19, 2013, there were 55,385,133 ordinary shares of Fresh Del Monte Produce Inc. issued and outstanding.

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

PART I: FINANCIAL INFORMATION

Item 1.        Financial Statements

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)
(U.S. dollars in millions, except share and per share data)

	June 28, 2013	12/28/2012
Assets
Current assets:
Cash and cash equivalents	$30.8	$39.9
Trade accounts receivable, net of allowance of $8.8 and $6.8, respectively	356.1	296.1
Other accounts receivable, net of allowance of $7.9 and $7.6, respectively	58.6	58.4
Inventories, net	471.5	482.8
Deferred income taxes	9.9	11.8
Prepaid expenses and other current assets	43.7	37.0
Total current assets	970.6	926.0

Investments in and advances to unconsolidated companies	2.1	2.0
Property, plant and equipment, net	1,034.7	1,024.6
Deferred income taxes	56.3	56.5
Other noncurrent assets	111.4	118.7
Goodwill	400.9	405.6
Total assets	$2,576.0	$2,533.4
Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued expenses	$347.3	$333.5
Current portion of long-term debt and capital lease obligations	4.1	2.7
Deferred income taxes	15.2	15.9
Income taxes and other taxes payable	13.6	10.4
Total current liabilities	380.2	362.5

Long-term debt and capital lease obligations	118.7	123.5
Retirement benefits	90.3	90.9
Other noncurrent liabilities	45.4	47.4
Deferred income taxes	78.1	77.7
Total liabilities	712.7	702.0
Commitments and contingencies
Shareholders' equity:
Preferred shares, $0.01 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.01 par value; 200,000,000 shares authorized; 55,212,478 and 57,707,385 issued and outstanding, respectively	0.6	0.6
Paid-in capital	502.6	503.7
Retained earnings	1,338.5	1,316.3
Accumulated other comprehensive loss	(17.6)	(24.9)
Total Fresh Del Monte Produce Inc. shareholders' equity	1,824.1	1,795.7
Noncontrolling interests	39.2	35.7
Total shareholders' equity	1,863.3	1,831.4
Total liabilities and shareholders' equity	$2,576.0	$2,533.4

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(U.S. dollars in millions, except share and per share data)

	Quarter ended		Six months ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Net sales	$1,023.9	$957.6	$1,942.7	$1,855.5
Cost of products sold	918.0	841.2	1,738.2	1,626.7
Gross profit	105.9	116.4	204.5	228.8
Selling, general and administrative expenses	43.0	45.6	88.3	91.0
Gain (loss) on disposal of property, plant and equipment	0.2	—	0.5	(1.4)
Asset impairment and other charges, net	11.9	1.0	12.0	1.1
Operating income	51.2	69.8	104.7	135.3
Interest expense	0.7	0.9	1.5	2.2
Interest income	—	0.1	0.2	0.3
Other (income) expense, net	(17.5)	3.1	(15.9)	2.6
Income before income taxes	68.0	65.9	119.3	130.8
Provision for income taxes	6.0	7.4	15.5	9.5
Net income	$62.0	$58.5	$103.8	$121.3
Less: net income attributable to noncontrolling interests	—	1.3	0.7	1.6
Net income attributable to Fresh Del Monte Produce Inc.	$62.0	$57.2	$103.1	$119.7
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Basic	$1.10	$0.99	$1.81	$2.07
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Diluted	$1.10	$0.99	$1.80	$2.07
Dividends declared per ordinary share	$0.125	$0.10	$0.25	$0.20
Weighted average number of ordinary shares:
Basic	56,236,088	57,905,312	56,914,299	57,856,208
Diluted	56,580,815	57,995,333	57,290,793	57,948,057

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(U.S. dollars in millions)

	Quarter ended		Six months ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Net income	$62.0	$58.5	$103.8	$121.3
Other comprehensive income:
Net unrealized (loss) gain on derivatives	(2.9)	(3.9)	21.0	(1.1)
Net unrealized foreign currency translation (loss) gain	(2.9)	(4.9)	(12.1)	1.1
Change in available-for-sale investments	—	(0.7)	(2.7)	(0.7)
Net change in retirement benefit adjustment, net of tax	0.3	0.1	0.2	—
Comprehensive income	$56.5	$49.1	$110.2	$120.6
Less: comprehensive income attributable to noncontrolling interests	(1.2)	1.7	(0.2)	2.5
Comprehensive income attributable to Fresh Del Monte Produce Inc.	$57.7	$47.4	$110.4	$118.1

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(U.S. dollars in millions)

	Six months ended
	June 28, 2013	June 29, 2012
Operating activities:
Net income	$103.8	$121.3
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	34.7	35.1
Amortization of debt issuance costs	0.2	0.8
Stock-based compensation expense	5.1	5.3
Asset impairment charges	11.4	1.8
Change in uncertain tax positions	2.6	(7.0)
Gain on sale of securities	(2.3)	—
Gain on sales of property, plant and equipment	(0.5)	(0.5)
Equity in (income) loss of unconsolidated companies	(0.1)	0.6
Deferred income taxes	0.1	(0.4)
Excess tax benefit from stock-based compensation	—	(4.0)
Foreign currency translation adjustment	(4.1)	0.7
Changes in operating assets and liabilities:
Receivables	(61.4)	(22.6)
Inventories	11.4	38.4
Prepaid expenses and other current assets	(7.1)	(5.5)
Accounts payable and accrued expenses	28.3	29.2
Other noncurrent assets and liabilities	3.4	0.7
Net cash provided by operating activities	125.5	193.9
Investing activities:
Capital expenditures	(57.3)	(34.1)
Proceeds from sales of property, plant and equipment	1.3	6.0
Proceeds from sale of unconsolidated subsidiary	—	0.2
Purchases of available-for-sale investments	—	(11.0)
Proceeds from sale of securities available-for-sale	7.8	—
Net cash used in investing activities	(48.2)	(38.9)
Financing activities:
Proceeds from long-term debt	305.7	171.0
Payments on long-term debt	(310.3)	(344.0)
Contributions from noncontrolling interests, net	3.6	5.0
Proceeds from stock options exercised	19.6	4.5
Excess tax benefit from stock-based compensation	—	4.0
Dividends paid	(14.3)	(11.6)
Repurchase of shares	(92.2)	—
Net cash used in financing activities	(87.9)	(171.1)
Effect of exchange rate changes on cash	1.5	1.2
Net decrease in cash and cash equivalents	(9.1)	(14.9)
Cash and cash equivalents, beginning	39.9	46.9
Cash and cash equivalents, ending	$30.8	$32.0
Supplemental cash flow information:
Cash paid for interest	$1.4	$1.3
Cash paid for income taxes	$11.6	$3.2
Non-cash financing and investing activities:
Purchase of assets under capital lease obligations	$0.6	$0.1
Retirement of ordinary shares	$92.2	$—
Sale of unconsolidated subsidiary	$—	$0.8

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

The accompanying unaudited Consolidated Financial Statements for the quarter ended June 28, 2013 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for fair presentation have been included. Operating results for the quarter ended June 28, 2013 are subject to significant seasonal variations and are not necessarily indicative of the results that may be expected for the year ending December 27, 2013. For further information, refer to the Consolidated Financial Statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 28, 2012.

We are required to evaluate events occurring after June 28, 2013 for recognition and disclosure in the Consolidated Financial Statements for the quarter ended June 28, 2013. Events are evaluated based on whether they represent information existing as of June 28, 2013, which require recognition in the Consolidated Financial Statements, or new events occurring after June 28, 2013, which do not require recognition but require disclosure if the event is significant to the Consolidated Financial Statements. We evaluated events occurring subsequent to June 28, 2013 through the date of issuance of these Consolidated Financial Statements.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

3.  Asset Impairment and Other Charges, Net

The following represents a summary of asset impairment and other charges, net recorded during the quarters and six months ended June 28, 2013 and June 29, 2012 (U.S. dollars in millions):

	Quarter ended			Six months ended
	June 28, 2013			June 28, 2013
	Long-lived and other asset impairment	Exit activity and other charges (credits)	Total	Long-lived and other asset impairment	Exit activity and other charges (credits)	Total
Banana segment:
Costa Rica underperforming assets	$4.0	$—	$4.0	$4.0	$—	$4.0
Germany under-utilized distribution center	—	0.9	0.9	—	0.9	0.9
Other fresh produce segment:
Brazil previously announced decision to discontinue pineapple and melon operations	7.1	—	7.1	7.1	—	7.1
Central America melon program rationalization	0.3	—	0.3	0.3	—	0.3
Reversal of previously accrued exit activity charges in Hawaii	—	(0.4)	(0.4)	—	(0.3)	(0.3)
Total asset impairment and other charges, net	$11.4	$0.5	$11.9	$11.4	$0.6	$12.0

	Quarter ended			Six months ended
	June 29, 2012			June 29, 2012
	Long-lived and other asset impairment	Exit activity and other charges	Total	Long-lived and other asset impairment	Exit activity and other charges (credits)	Total
Banana segment:
United Kingdom under-utilized distribution center	$—	$—	$—	$1.8	$—	$1.8
Other fresh produce segment:
United Kingdom under-utilized distribution center	—	1.0	1.0	—	1.0	1.0
Sale of assets previously impaired as a result of the melon program rationalization in Central America	—	—	—	—	(1.8)	(1.8)
Other charges and legal costs related to the Kunia well site in Hawaii	—	—	—	—	0.1	0.1
Total asset impairment and other charges, net	$—	$1.0	$1.0	$1.8	$(0.7)	$1.1

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

3.  Asset Impairment and Other Charges, Net (continued)

Exit Activity and Other Reserves

The following represents a rollforward of 2013 exit activity and other reserves (U.S. dollars in millions):

	Exit activity and other reserve balance at December 28, 2012	Impact to Earnings	Cash Paid	Foreign Exchange Impact	Exit activity and other reserve balance at June 28, 2013
Termination benefits	$2.0	$(0.1)	$(1.3)	$(0.1)	$0.5
Contract termination and other exit activity charges	3.5	0.7	(1.2)	—	3.0
	$5.5	$0.6	$(2.5)	$(0.1)	$3.5

Included in the exit activity and other reserve balance at June 28, 2013 are $2.3 million and $0.7 million in contract termination costs related to the under-utilized facilities in the United Kingdom and Germany, respectively, in the banana segment; and $0.5 million in termination benefits related to the previously announced decision to exit Hawaiian production operations in the other fresh produce segment and underutilized facilities in Germany and the United Kingdom in the banana segment. We do not expect additional charges related to the exit and other activities mentioned above that would significantly impact our results of operations and financial condition.

4.  Noncontrolling Interests

The following table reconciles shareholders’ equity attributable to noncontrolling interests (U.S. dollars in millions):

	Six months ended
	June 28, 2013	June 29, 2012
Noncontrolling interests, beginning	$35.7	$25.7
Net income attributable to the noncontrolling interests	0.7	1.6
Translation adjustments	(0.8)	0.9
Capital contributions	3.6	—
Noncontrolling interests, ending	$39.2	$28.2

5.  Variable Interest Entities

One of our Del Monte Gold® Extra Sweet pineapple producers meets the definition of a Variable Interest Entity ("VIE") pursuant to the ASC guidance on “Consolidation” and is consolidated. Our variable interest in this entity includes an equity investment and certain debt guarantees. All of this entity’s pineapple production is sold to us. Based on the criteria of this ASC, as amended, we are the primary beneficiary of this entity’s expected residual returns or losses in excess of our ownership interest. Although we are the primary beneficiary, the VIE’s creditors do not have recourse against us. At June 28, 2013, the VIE had total assets of $44.8 million and total liabilities of $9.4 million. The VIE had long-term debt of $5.0 million, which is collateralized by its property, plant and equipment. As of December 28, 2012, the long term debt was guaranteed by a $0.8 million standby letter of credit issued by us, which expired in January 2013. In June 2013, we issued another standby letter of credit for $0.8 million in order to guarantee the VIE's long term debt until August 2014. As of June 28, 2013, the VIE is current on its long-term debt. There are no other restrictions on the assets of the VIE.

We have provided funding for capital investments in the VIE in proportion to our voting interest. In the future, we may provide additional funding for capital investments in the VIE.

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

The following table details financing receivables including the related allowance for doubtful accounts (U.S. dollars in millions):

	June 28, 2013		December 28, 2012
	Short-term	Long-term	Short-term	Long-term
Gross advances to independent growers	$25.0	$4.2	$29.2	$4.3
Allowance for advances to independent growers	(3.9)	—	(3.4)	—
Net advances to independent growers	$21.1	$4.2	$25.8	$4.3
Gross notes receivable	$—	$—	$—	$0.1
Allowance for notes receivable	—	—	—	—
Net notes receivable	$—	$—	$—	$0.1

The current and noncurrent portions of the financing receivables included above are classified in the Consolidated Balance Sheets in other accounts receivable and other noncurrent assets, respectively.

The following table details the credit risk profile of the above listed financing receivables (U.S. dollars in millions):

	Current Status	Past Due Status	Total
Gross advances to independent growers:
June 28, 2013	$25.3	$3.9	$29.2
December 28, 2012	30.1	3.4	33.5
Gross notes receivable:
June 28, 2013	$—	$—	$—
December 28, 2012	0.1	—	0.1

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

6.  Financing Receivables (continued)

The allowance for doubtful accounts and the related financing receivables for the quarter and six months ended June 28, 2013 and June 29, 2012 were as follows (U.S. dollars in millions):

	Quarter ended		Six months ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Allowance for advances to independent growers:
Balance, beginning of period	$3.8	$3.6	$3.4	$3.4
Provision for uncollectible amounts	0.1	0.6	0.5	0.8
Balance, end of period	$3.9	$4.2	$3.9	$4.2

7.  Uncertain Tax Positions

During the six months ended June 28, 2013, the Company settled an audit in a foreign jurisdiction which resulted in tax of $4.1 million, of which $2.1 million was charged to tax expense during the period and $2.0 million was reflected as a reduction in previously accrued uncertain tax position. During the quarter ended June 28, 2013, there were no significant changes in uncertain tax positions.

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

	Quarter ended		Six months ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Stock-based compensation expense	$2.2	$2.0	$5.1	$5.3

Stock-based compensation expense per diluted share	$0.04	$0.03	$0.09	$0.09

We realized an excess share-based payment deduction resulting from stock options exercised through a reduction in taxes currently payable and related effect on cash flows of less than $0.1 million and $4.0 million for the six months ended June 28, 2013 and June 29, 2012, respectively. Proceeds of $19.6 million and $4.5 million were received from the exercise of stock options for the six months ended June 28, 2013 and June 29, 2012, respectively.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

8.  Stock-Based Compensation (continued)

The following table lists the various stock option grants from our 2011 Plan for the six months ended June 28, 2013 and June 29, 2012:

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

Under the Directors Equity Plan, 50% of each award of restricted stock granted will vest on the date on which it is granted. The remaining 50% of each award will vest upon the six-month anniversary of the date on which the recipient ceases to serve as a member of our Board of Directors. The provision in the Directors Equity Plan that allows directors to retain all of their awards once they cease to serve as a member of our Board of Directors is considered a nonsubstantive service condition in accordance with the guidance provided by the ASC on “Compensation – Stock Compensation”.  Accordingly, it is appropriate to recognize compensation cost immediately for restricted stock awards granted to non-management members of the Board of Directors.

The following table lists the various restricted stock awards and related compensation expense under the Directors Equity Plan for the six months ended June 28, 2013 and June 29, 2012 (U.S. dollars in millions except share and per share data):

Date of Award	Number of Restricted Stock Awarded	Price Per Share	Compensation Expense
January 2, 2013	26,201	$26.72	$0.7
January 3, 2012	27,573	25.39	0.7

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

RSUs are eligible to earn Dividend Equivalent Units ("DEU's") equal to the cash dividend paid to ordinary shareholders. DEUs are subject to the same performance and service conditions as the underlying RSUs and are forfeitable. On March 29, 2013 and May 31, 2013, we awarded 1,516 and 1,540 DEUs with a grant date price of $26.98 and $26.77 per share, respectively.

We expense the fair market value of RSUs, as determined on the date of grant, ratably over the three year vesting period provided the performance condition is probable of attaining.

The following table lists the compensation expense related to RSUs for the quarter and six months ended June 28, 2013 and June 29, 2012.

	Quarter ended		Six months ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
RSUs compensation expense	$0.7	$0.3	$1.1	$0.6

9.  Inventories

Inventories consisted of the following (U.S. dollars in millions):

	June 28, 2013	December 28, 2012
Finished goods	$196.1	$177.3
Raw materials and packaging supplies	137.8	152.4
Growing crops	137.6	153.1
Total inventories	$471.5	$482.8

10.  Long-Term Debt and Capital Lease Obligations

The following is a summary of long-term debt and capital lease obligations (U.S. dollars in millions):

	June 28, 2013	December 28, 2012
Senior unsecured revolving credit facility (see Credit Facility below)	$117.0	$122.0
Various other notes payable	5.0	3.6
Capital lease obligations	0.8	0.6
Total long-term debt and capital lease obligations	122.8	126.2
Less: Current portion	(4.1)	(2.7)
Long-term debt and capital lease obligations	$118.7	$123.5

Credit Facility

On October 23, 2012, we entered into a five-year, $500 million syndicated senior unsecured revolving credit facility maturing on October 23, 2017 (the "Credit Facility") with Bank of America, N.A. as administrative agent. Borrowings under the Credit Facility bear interest at a spread over LIBOR that varies with our leverage ratio. The Credit Facility also includes a swing line facility and a letter of credit facility.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

10.  Long-Term Debt and Capital Lease Obligations (continued)

The following is a summary of the material terms of the Credit Facility and other working capital facilities (U.S. dollars in millions):

	Term	Maturity Date	Interest Rate at June 28, 2013	Borrowing Limit	Available Borrowings
Credit Facility	5 years	October 23, 2017	1.49%	$500.0	$371.2
Other working capital facilities	Varies	Varies	Varies	20.5	13.2
				$520.5	$384.4

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

The Credit Facility requires us to comply with financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers. As of June 28, 2013, we were in compliance with all of the covenants contained in the Credit Facility. The Credit Facility is unsecured as long as we maintain a certain leverage ratio and is guaranteed by certain of our subsidiaries. The Credit Facility permits borrowings under the revolving commitment with an interest rate determined based on our leverage ratio and spread over LIBOR. In addition, we pay a fee on unused commitments.

At June 28, 2013, we applied $11.8 million to the letter of credit facility, comprised primarily of certain contingent obligations and other governmental agency guarantees combined with guarantees for purchases of raw materials and equipment. We also had $12.6 million in other letters of credit and bank guarantees not included in the letter of credit facility.

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

On May 31 and June 1, 2012, eight actions were filed against one of our subsidiaries in the United States District Court for the District of Delaware on behalf of approximately 3,000 plaintiffs alleging exposure to DBCP on or near banana farms in Costa Rica, Ecuador, Panama, and Guatemala. We and our subsidiaries have never owned, managed or otherwise been involved with any banana growing operations in Panama and were not involved with any banana growing operations in Ecuador during the period when DBCP was in use. The plaintiffs include claimants who had cases currently pending in the United States District Court for the Eastern District of Louisiana which were dismissed on September 17, 2012. On August 30, 2012, our subsidiary joined a motion to dismiss the claims of those plaintiffs on the grounds that they have first-filed claims pending in the United States District Court for the Eastern District of Louisiana.

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

Pineapple Class Action Litigation

On March 5, 2004, an alleged individual consumer filed a putative class action complaint against certain of our subsidiaries in the state court of Tennessee on behalf of consumers who purchased (other than for resale) Del Monte Gold®  Extra Sweet pineapples in Tennessee from March 1, 1996 to May 6, 2003. The complaint alleges violations of the Tennessee Trade Practices Act and the Tennessee Consumer Protection Act. On February 18, 2005, our subsidiaries filed a motion to dismiss the complaint. On May 15, 2006, the court granted the motion in part, dismissing the plaintiffs' claim under the Tennessee Consumer Protection Act.

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

European Union Antitrust Investigation

On June 2, 2005, one of our German subsidiaries was visited by the European Commission, the antitrust authority of the European Union (“EU”) as part of its investigation of certain of our overseas subsidiaries as well as other produce companies for possible violations of the EU’s competition laws. Our subsidiaries cooperated fully with the investigation. On October 17, 2008, the European Commission concluded its investigation without finding any infringement of EU competition rules by, or imposing any fines on, our subsidiaries.

The European Commission did, however, find that Internationale Fruchtimport Gesellschaft Weichert & Co KG (“Weichert”), an entity in which one of our subsidiaries formerly held an indirect 80% noncontrolling interest, infringed EU competition rules and imposed upon it a €14.7 million ($19.1 million using exchange rates as of June 28, 2013) fine. The European Commission has asserted that we controlled Weichert during the period by virtue of our subsidiary’s former, indirect noncontrolling interest and has therefore held that we are jointly and severally liable for Weichert’s payment of the fine.

On December 31, 2008, we filed an appeal of this determination on grounds, among others, that Weichert did not violate EU competition rules and that, in any event, we cannot be held jointly and severally liable for Weichert’s acts under applicable EU law. On April 14, 2010, Weichert filed a statement of intervention in support of our appeal seeking annulment of the European Commission’s determination. A hearing was held on February 1, 2012 for oral argument on the appeal. On March 14, 2013, the ruling on the appeal was issued reducing the fine from €14.7 million to €8.8 million ($11.4 million using exchange rates as of June 28, 2013) but upholding the European Commission's decision holding us jointly and severally liable for Weichert's payment of the fine.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

11.  Commitments and Contingencies (continued)

On May 24, 2013, we filed an appeal against this decision re-asserting that we cannot be held jointly and severally liable for Weichert's acts under EU law. On June 4, 2013, the European Commission filed an appeal challenging only an approximate €1.0 million ($1.3 million using exchange rates as of June 28, 2013) portion of the lower court's fine reduction and thereby seeking that the fine be set at €9.8 million ($12.8 million using exchange rates as of June 28, 2013) rather than €8.8 million.

In its appeal, the European Commission also disputed the grounds upon which we based our appeal. Our reply to the European Commission's appeal is due on or before August 2, 2013.

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

The undiscounted estimates are between $14.8 million and $28.7 million. The undiscounted estimate on which our accrual is based totals $21.4 million and is discounted using a 5.0% rate. As of June 28, 2013, there is $15.6 million included in other noncurrent liabilities and $1.0 million included in accounts payable and accrued expenses in the Consolidated Balance Sheets for the Kunia Well Site clean-up, which we expect to expend in the next 12 months. We expect to expend approximately $1.0 million in cash per year for the following four years. Certain portions of the EPA’s estimates have been discounted using a 5.0% interest rate.

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

Trademark Litigation
On October 14, 2008, we filed suit against Del Monte Corporation and Del Monte Foods Company, since merged into Del Monte Corporation, (“DMC”) in U.S. District Court for the Southern District of New York. DMC, with whom we have no affiliation, markets and sells, among other products, shelf-stable fruit, vegetable and tomato products under the Del Monte brand in the United States. The claims in the suit included DMC breaching the agreement under which our rights and those of DMC to use of the Del Monte name, brand and trademarks in the United States, among other countries, are set forth by marketing and selling refrigerated products under the Del Monte brand containing pineapple, banana, papaya, melon and/or berries, fruits which we have the exclusive rights to market and sell in refrigeration under the Del Monte brand. They also included DMC misleading customers to believe that its Del Monte branded refrigerated fruit products were fresh when they were not and when we have the exclusive rights to sell fresh fruits and vegetables under the Del Monte brand. On April 6, 2012, the jury returned a verdict in our favor and awarded us damages in the amount of $13.2 million. On April 29, 2013, the court entered its final judgment and order in our favor and awarded us damages, including prejudgment interest and royalties, in the total amount of $16.6 million. The court also granted our request for a permanent injunction prohibiting DMC from marketing or selling refrigerated products under the Del Monte brand that contain pineapple, banana, papaya, melon and/or berries. DMC paid the $16.6 million award in May 2013 and has implemented measures to comply with the permanent injunction.

Additional Information

At this time, management is not able to evaluate the likelihood of a favorable or unfavorable outcome in any of the above-described matters. Accordingly, management is not able to estimate the range or amount of loss, if any, from any of the above-described matters and no significant accruals or expenses have been recorded for these matters as of June 28, 2013, except as related to the Kunia Well Site.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

12.  Earnings Per Share

Basic and diluted net income per ordinary share is calculated as follows (U.S. dollars in millions, except share and per share data):

	Quarter ended		Six months ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Numerator:
Net income attributable to Fresh Del Monte Produce Inc.	$62.0	$57.2	$103.1	$119.7

Denominator:
Weighted average number of ordinary shares - Basic	56,236,088	57,905,312	56,914,299	57,856,208
Effect of dilutive securities - Share based employee options and awards	344,727	90,021	376,494	91,849
Weighted average number of ordinary shares - Diluted	56,580,815	57,995,333	57,290,793	57,948,057

Net income per ordinary share attributable to
Fresh Del Monte Produce Inc.:
Basic	$1.10	$0.99	$1.81	$2.07
Diluted	$1.10	$0.99	$1.80	$2.07

Refer to Note 18, “Shareholders’ Equity”, for disclosures related to the stock repurchase program and retired shares.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

13.  Retirement and Other Employee Benefits

The following table sets forth the net periodic benefit costs of our pension plans and post-retirement plans (U.S. dollars in millions):

	Quarter ended		Six months ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Service cost	$1.4	$1.0	$2.8	$2.1
Interest cost	1.5	1.5	3.1	3.1
Expected return on assets	(0.8)	(0.8)	(1.7)	(1.7)
Amortization of net actuarial loss	0.5	0.4	1.0	0.7
Net periodic benefit costs	$2.6	$2.1	$5.2	$4.2

We funded our U.S. based non-contributory defined benefit pension plan by an additional $0.8 million during the six months ended June 29, 2012. The funding was actuarially determined based on U.S. funding regulations. There was no additional funding during the six months ended June 28, 2013.

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

We evaluate performance based on several factors, of which net sales and gross profit by product are the primary financial measures (U.S. dollars in millions):

	Quarter ended
	June 28, 2013		June 29, 2012
	Net Sales	Gross Profit	Net Sales	Gross Profit
Banana	$457.0	$34.7	$424.9	$37.5
Other fresh produce	478.3	62.0	453.8	65.9
Prepared food	88.6	9.2	78.9	13.0
Totals	$1,023.9	$105.9	$957.6	$116.4

	Six months ended
	June 28, 2013		June 29, 2012
	Net Sales	Gross Profit	Net Sales	Gross Profit
Banana	$863.0	$65.2	$822.4	$76.4
Other fresh produce	912.0	121.3	874.9	126.1
Prepared food	167.7	18.0	158.2	26.3
Totals	$1,942.7	$204.5	$1,855.5	$228.8

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

The foreign currency forward contracts qualifying as cash flow hedges were designated as single-purpose cash flow hedges of forecasted cash flows.  Based on our formal assessment of hedge effectiveness of our qualifying foreign currency forward contracts, we determined that the impact of hedge ineffectiveness was de minimis for the quarters ended June 28, 2013 and June 29, 2012, respectively.

Bunker Fuel Hedges

We are exposed to fluctuations in bunker fuel prices on our results of operations and financial condition and mitigate that exposure by entering into bunker fuel swap agreements, which permit us to lock in bunker fuel purchase prices.  One of our subsidiaries entered into bunker fuel swap agreements in order to hedge fuel costs incurred by our owned and chartered vessels throughout 2013. We designated our bunker fuel swap agreements as cash flow hedges.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

15.  Derivative Financial Instruments (continued)

Certain of our derivative instruments contain provisions that require the current credit relationship between the Company and its counterparty to be maintained throughout the term of the derivative instruments.  If that credit relationship changes, certain provisions could be triggered, and the counterparty could request immediate collateralization of derivative instruments in net liability position above a certain threshold.  There were no derivative instruments with credit-risk related contingent features for which the aggregate fair value was in a liability position on June 28, 2013.  As of June 28, 2013, no triggering event has occurred and thus we are not required to post collateral.  If the credit-risk-related contingent features underlying these agreements were triggered on June 28, 2013, we would not be required to post collateral to our counterparty because the collateralization threshold has not been met.

We had the following outstanding foreign currency forward and bunker fuel swap contracts as of June 28, 2013:

Foreign Currency Contracts Qualifying as Cash Flow Hedges:	Notional Amount			Bunker Fuel Swap Contracts Qualifying as Cash Flow Hedges:	Notional Amount
Euro		€195.4	million	3% U.S. Gulf Coast	36,000	metric tons
British pound		£11.5	million	3.5% Rotterdam Barge	24,000	metric tons
Japanese yen	JPY	3,849.5	million	Singapore 380	12,000	metric tons
Costa Rican colon	CRC	38,236.7	million
Brazilian real	BRL	10.4	million
Kenya shilling	KES	656.0	million
Philippine peso	PHP	33.6	million

The following table reflects the fair values of derivative instruments , all of which are designated as Level 2 of the fair value hierarchy, as of June 28, 2013 and December 28, 2012 (U.S. dollars in millions):

Derivatives Designated as Hedging Instruments (1)
	Foreign exchange contracts		Bunker fuel swap agreements
Balance Sheet Location:	June 28, 2013	December 28, 2012 (2)	June 28, 2013
Asset derivatives:
Prepaid expenses and other current assets	$12.8	$4.6	$—
Other noncurrent assets	1.5	—	—
Total asset derivatives	$14.3	$4.6	$—

Liability derivatives:
Accounts payable and accrued expenses	$6.1	$18.4	$0.7
Other noncurrent liabilities	—	0.1	—
Total liability derivatives	$6.1	$18.5	$0.7

(1) See Note 16, "Fair Value Measurements", for fair value disclosures.
(2) We expect that $6.0 million and $1.5 million of the net fair value of hedges recognized as a net gain in AOCI will be transferred to earnings during the next 12 months and last six months of 2014, respectively, along with the effect of the related forecasted transaction.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

15.  Derivative Financial Instruments (continued)

The following table reflects the effect of derivative instruments on the Consolidated Statements of Income for the quarters and six months ended June 28, 2013 and June 29, 2012, respectively (U.S. dollars in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Quarter ended			Quarter ended
	June 28, 2013	June 29, 2012		June 28, 2013	June 29, 2012
Foreign exchange contracts	$(1.9)	$—	Net sales	$(3.6)	$4.3
Foreign exchange contracts	(0.1)	(0.4)	Cost of products sold	1.0	0.8
Bunker fuel swap agreements (1)	(0.9)	(3.5)	Cost of products sold	—	0.2
Total	$(2.9)	$(3.9)		$(2.6)	$5.3

	Six months ended			Six months ended
	June 28, 2013	June 29, 2012		June 28, 2013	June 29, 2012
Foreign exchange contracts	$18.1	$0.1	Net sales	$(5.8)	$7.7
Foreign exchange contracts	3.6	0.5	Cost of products sold	1.7	2.0
Bunker fuel swap agreements (1)	(0.7)	(1.7)	Cost of products sold	—	0.2
Total	$21.0	$(1.1)		$(4.1)	$9.9

(1) The bunker fuel swap agreements had an ineffective portion of $0.1 million for the quarter and six months ended June 28, 2013 and June 29, 2012.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

16.  Fair Value Measurements (continued)

Equity Securities

During the six months ended June 28, 2013, proceeds on the sale of available for sale equity securities were $7.8 million. The fair value of these equity securities was $8.3 million as of December 28, 2012. We recognized a realized gain of $2.3 million in other (income) expense, net, related to the sale of these securities. There were no remaining balances as of June 28, 2013 in other comprehensive income.

The following table provides a summary of the fair values of assets and liabilities measured on a recurring basis under the ASC on “Fair Value Measurements and Disclosures” (U.S. dollars in millions):

Fair Value Measurements
	Foreign currency forward contracts, net asset (liability)		Bunker fuel swap agreements, net liability
	June 28, 2013	December 28, 2012	June 28, 2013	December 28, 2012
Quoted Prices in Active Markets for Identical Assets (Level 1)	$—	$—	$—	$—

Significant Observable Inputs (Level 2)	8.2	(13.8)	(0.7)	(0.1)

Significant Unobservable Inputs (Level 3)	—	—	—	—

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

There were no non-recurring fair value measurements during the second quarter and first six months of 2013. The following is a tabular presentation of the non-recurring fair value measurement along with the level within the fair value hierarchy in which the fair value measurement in its entirety falls (U.S. dollars in millions):

	2012 Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
United Kingdom under-utilized distribution center	$4.4	$—	$4.4	$—
	$4.4	$—	$4.4	$—

In the first six months of 2012, we recognized $1.8 million in impairment charges related to an under-performing banana ripening facility in the United Kingdom. The carrying value of the assets were $6.2 million and was written down to $4.4 million. These assets related predominantly to building and machinery and equipment included in property, plant and equipment, net on our Consolidated Balance Sheets. We estimated the fair value of the underlying assets by using the market approach. We used observable inputs based on market participant information, as such, we classify the fair value of these banana ripening assets within Level 2.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

17.  Accumulated Other Comprehensive Income (Loss)

The following table includes the changes in accumulated other comprehensive income (loss) by component under the ASC on “Comprehensive Income” for the quarter and six months ended June 28, 2013 (U.S. dollars in millions):

	Changes in Accumulated Other Comprehensive Income by Component (1)
	Quarter ended June 28, 2013
	Changes in Fair Value of Effective Cash Flow Hedges	Foreign Currency Translation Adjustment		Retirement Benefit Adjustment	Changes in Fair Value of Available for Sale Securities	Total
Balance at March 29, 2013	$10.5	$1.1		$(24.9)	$—	$(13.3)
Other comprehensive income (loss)
before reclassifications	(5.5)	(1.7)	(2)	(0.2)	—	(7.4)
Amounts reclassified from accumulated
other comprehensive income (loss)	2.6	—		0.5	—	3.1
Net current period other comprehensive
income (loss)	(2.9)	(1.7)		0.3	—	(4.3)
Balance at June 28, 2013	$7.6	$(0.6)		$(24.6)	$—	$(17.6)

(1) All amounts are net of tax and noncontrolling interest.
(2) Includes loss of $(1.1) million on intra-entity foreign currency transactions that are of a long-term-investment nature, also includes $(1.1) million of noncontrolling interests.

	Changes in Accumulated Other Comprehensive Income by Component (1)
	Six months ended June 28, 2013
	Changes in Fair Value of Effective Cash Flow Hedges	Foreign Currency Translation Adjustment		Retirement Benefit Adjustment	Changes in Fair Value of Available for Sale Securities	Total
Balance at December 28, 2012	$(13.4)	$10.6		$(24.8)	$2.7	$(24.9)
Other comprehensive income (loss)
before reclassifications	16.9	(11.2)	(2)	(0.8)	(0.4)	4.5
Amounts reclassified from accumulated
other comprehensive income (loss)	4.1	—		1.0	(2.3)	2.8
Net current period other comprehensive
income (loss)	21.0	(11.2)		0.2	(2.7)	7.3
Balance at June 28, 2013	$7.6	$(0.6)		$(24.6)	$—	$(17.6)

(1) All amounts are net of tax and noncontrolling interest.
(2) Includes loss of $(0.6) million on intra-entity foreign currency transactions that are of a long-term-investment nature, also includes $(0.8) million of noncontrolling interests.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

17.  Accumulated Other Comprehensive Income (Loss) (continued)

The following table includes details about amounts reclassified from accumulated other comprehensive income (loss) by component the changes for the quarter and six months ended June 28, 2013 (U.S. dollars in millions):

Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)		Affected line item in the statement where net income is presented
	Quarter ended	Six months ended
Changes in fair value of effective cash flow hedges:
Foreign currency cash flow hedges	$3.6	$5.8	Sales
Foreign currency cash flow hedges	(1.0)	(1.7)	Cost of sales
Total	$2.6	$4.1

Amortization of retirement benefits:
Actuarial losses	$0.1	$0.2	Selling, general and administrative expenses
Actuarial losses	0.4	0.8	Cost of sales
Total	$0.5	$1.0

Changes in fair value of available for sale securities:
Gain on available for sale securities	$—	$(2.3)	Other (income) expense, net
Total	$—	$(2.3)

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

18.  Shareholders’ Equity

Our shareholders have authorized 50,000,000 preferred shares at $0.01 par value, of which none are issued or outstanding. Our shareholders have authorized 200,000,000 ordinary shares of common stock at $0.01 par value, of which 55,212,478 are issued and outstanding at June 28, 2013.

Ordinary share activity for the six months ended June 28, 2013 and June 29, 2012 is summarized as follows:

	Six months ended
	June 28, 2013	June 29, 2012
Ordinary shares issued/ (retired) as a result of:
Stock option exercises	903,501	209,250
Restricted stock grants	26,201	27,573
Ordinary shares repurchase and retirement	(3,424,609)	—

On July 31, 2009, our Board of Directors approved a three-year stock repurchase program of up to $150 million of our ordinary shares, which expired on July 31, 2012. On May 5, 2010, our Board of Directors approved an additional three-year stock repurchase program of up to $150 million of our ordinary shares, which expired on May 5, 2013. On May 1, 2013, our Board of Directors approved a three-year stock repurchase program of up to $300 million of our ordinary shares. We have repurchased $264.4 million, or 11,199,506 ordinary shares, under the aforementioned repurchase programs and retired all the repurchased shares. We have a maximum dollar amount value of $259.8 million of shares that may yet be purchased under the stock repurchase program.

Dividend activity for the six months ended June 28, 2013 and June 29, 2012 is summarized as follows:

Six months ended		Six months ended
June 28, 2013		June 29, 2012
Dividend Declared Date	Cash Dividend Declared, per Ordinary Share	Dividend Declared Date	Cash Dividend Declared, per Ordinary Share
May 31, 2013	$0.125	May 2, 2012	$0.10
March 29, 2013	$0.125	February 29, 2012	$0.10

On February 20, 2013, our Board of Directors increased the interim cash dividend from $0.10 to $0.125 per ordinary share to shareholders of record on March 6, 2013.

We paid $14.3 million and $11.6 million in dividends for the six months ended June 28, 2013 and June 29, 2012, respectively.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $125.5 million for the first six months of 2013 as compared with $193.9 million for the first six months of 2012, a decrease of $68.4 million.  The decrease in cash provided by operating activities was principally attributable to lower net income combined with higher levels of trade accounts receivable as a result of increased sales.

Working capital was $590.4 million at June 28, 2013 compared with $563.5 million at December 28, 2012, an increase of $26.9 million. This increase in working capital is primarily due to higher trade accounts receivables, partially offset by higher accounts payable and accrued expenses. These increases are primarily a result of higher net sales.

Net cash used in investing activities for the first six months of 2013 was $48.2 million compared with $38.9 million for the first six months of 2012. Net cash used in investing activities for the first six months of 2013 consisted of capital expenditures of $57.3 million, partially offset by proceeds from sales of property, plant and equipment of $1.3 million and proceeds from sale of securities available for sale of $7.8 million. Capital expenditures for the first six months of 2013 were primarily for expansion and improvements of production facilities in Costa Rica, Chile and the Philippines related to the other fresh produce and banana segments and expansion of our distribution facilities in North America primarily in the banana segment. Capital expenditures during the first six months of 2013 also included expansion and improvements of our production facilities in Kenya and distribution facilities in Saudi Arabia related to the prepared food and banana segments and the acquisition of two pre-owned refrigerated vessels. Proceeds from sale of property, plant and equipment for the first six months of 2013 consisted primarily of the sale of surplus equipment. During the first six months of 2013, we sold $7.8 million of available-for-sale securities that were acquired during 2012 and recognized a gain of $2.3 million.

Net cash used in investing activities for the first six months of 2012 consisted of capital expenditures of $34.1 million and purchase of available-for-sale investments of $11.0 million, partially offset by proceeds from sales of property, plant and equipment of $6.0 million and proceeds from sale of unconsolidated subsidiary of $0.2 million. Capital expenditures for the first six months of 2012 were primarily for expansion and improvements of production facilities in Saudi Arabia and Kenya related to the prepared food segment and in Costa Rica and Guatemala related to the other fresh produce and banana segments. Capital expenditures for the first six months of 2012 also included improvements of distribution facilities in North America and Costa Rica principally related to the banana segment and additional transportation equipment in North America. The purchase of available-for-sale investments consisted of purchases of publicly traded equity securities which we plan to hold as investments. Proceeds from sales of property, plant and equipment for the first six months of 2012 consisted primarily of the sale of surplus land in Guatemala and the sale of a refrigerated vessel and other surplus equipment.

Net cash used by financing activities for the first six months of 2013 was $87.9 million compared with net cash used in financing activities of $171.1 million for the first six months of 2012. Net cash used by financing activities for the first six months of 2013 consisted of net repayments on long-term debt of $4.6 million, dividends paid of $14.3 million and $92.2 million of repurchase of our ordinary shares, partially offset by contributions from noncontrolling interests, net of $3.6 million and proceeds from stock options exercised of $19.6 million.

Net cash used in financing activities for the first six months of 2012 consisted of net repayments on long-term debt of $173.0 million and $11.6 million of dividends paid, partially offset by contributions from noncontrolling interests, net of $5.0 million, proceeds from stock options exercised of $4.5 million and excess tax benefit from stock-based compensation of $4.0 million.

We finance our working capital and other liquidity requirements primarily through cash from operations and borrowings under our $500 million syndicated senior unsecured revolving credit facility maturing on October 23, 2017 (the "Credit Facility") with Bank of America, N.A. as administrative agent. Borrowings under the Credit Facility bear interest at a spread over the London

Interbank Offer Rate ("LIBOR") that varies with our leverage ratio. The Credit Facility also includes a swing line facility and a letter of credit facility. We intend to use the Credit Facility from time to time for our working capital needs, capital expenditures, funding of possible acquisitions, possible share repurchase and satisfaction of other obligations.

At June 28, 2013, we had $117.0 million outstanding under the Credit Facility bearing interest at a per annum rate of 1.49%.  In addition, we pay a fee on unused commitments.

The Credit Facility is unsecured as long as we meet a certain leverage ratio and also requires us to comply with certain financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers. As of June 28, 2013, we were in compliance with all of the financial and other covenants contained in the Credit Facility.

At June 28, 2013, we had $384.4 million available under committed working capital facilities, primarily under the Credit Facility.  At June 28, 2013, we applied $11.8 million to the letter of credit facility, comprised primarily of certain contingent obligations and other governmental agencies and purchases of equipment guarantees.  We also had $12.6 million in other letters of credit and bank guarantees not included in the letter of credit facility.

As of June 28, 2013, we had $122.8 million of long-term debt and capital lease obligations, including the current portion, consisting of $117.0 million outstanding under the Credit Facility, $0.8 million of capital lease obligations and $5.0 million of other long-term debt and notes payable.

Based on our operating plan, combined with our borrowing capacity under our Credit Facility, we believe we will have sufficient resources to meet our cash obligations in the foreseeable future.

As of June 28, 2013, we had cash and cash equivalents of $30.8 million.

As a result of the closure of distribution centers in the United Kingdom and the previously announced closure of our Hawaii pineapple operations, we paid approximately $2.5 million in contractual obligations and termination benefits during the first six months of 2013. We expect to make additional payments of approximately $3.5 million principally related to the previously announced closure of our Hawaii pineapple operations and the closure of certain facilities in the United Kingdom and Germany.

The fair value of our derivatives changed from a net liability of $13.9 million as of December 28, 2012, to a net asset of $7.5 million as of June 28, 2013 related to our foreign currency cash flow and bunker fuel swap hedges.  For foreign currency hedges, these fluctuations are primarily related to a weaker U.S. dollar relative to the euro and British pound and a stronger U.S. dollar relative to the Japanese yen when compared to the contracted exchange rates. We also entered into bunker fuel swap agreements that are in a net liability position of $0.7 million. We expect that $6.0 million and $1.5 million will be transferred to earnings during the next 12 months and last six months of 2014, respectively, along with the earnings effect of the related forecasted transactions.

Results of Operations

The following tables present for each of the periods indicated (i) net sales by geographic region and (ii) net sales and gross profit by product category, and in each case, the percentage of the total represented thereby (U.S. dollars in millions, except percent data):

Net sales by geographic region:

	Quarter ended				Six months ended
	June 28, 2013		June 29, 2012		June 28, 2013		June 29, 2012
North America	$540.5	53%	$504.7	53%	$1,056.9	54%	$993.7	54%
Europe	204.1	20%	195.4	20%	386.1	20%	400.5	21%
Middle East	136.5	13%	100.7	11%	244.4	13%	181.8	10%
Asia	131.3	13%	138.2	14%	226.7	12%	241.6	13%
Other	11.5	1%	18.6	2%	28.6	1%	37.9	2%
Total	$1,023.9	100%	$957.6	100%	$1,942.7	100%	$1,855.5	100%

Product net sales and gross profit:

	Quarter ended
	June 28, 2013				June 29, 2012
	Net Sales		Gross Profit		Net Sales		Gross Profit
Banana	$457.0	45%	$34.7	33%	$424.9	45%	$37.5	32%
Other fresh produce	478.3	46%	62.0	58%	453.8	47%	65.9	57%
Prepared food	88.6	9%	9.2	9%	78.9	8%	13.0	11%
Totals	$1,023.9	100%	$105.9	100%	$957.6	100%	$116.4	100%

	Six months ended
	June 28, 2013				June 29, 2012
	Net Sales		Gross Profit		Net Sales		Gross Profit
Banana	$863.0	44%	$65.2	32%	$822.4	44%	$76.4	33%
Other fresh produce	912.0	47%	121.3	59%	874.9	47%	126.1	55%
Prepared food	167.7	9%	18.0	9%	158.2	9%	26.3	12%
Totals	$1,942.7	100%	$204.5	100%	$1,855.5	100%	$228.8	100%

Second Quarter 2013 Compared with Second Quarter 2012

Net Sales. Net sales for the second quarter of 2013 were $1,023.9 million compared with $957.6 million for the second quarter of 2012. The increase in net sales of $66.3 million was principally attributable to higher net sales of bananas, other fresh produce and prepared food.

•
Net sales of bananas increased by $32.1 million principally due to higher sales volumes and per unit sales prices in the Middle East and higher sales volumes in Europe and North America, partially offset by lower sales volumes in Asia. Worldwide banana sales volume increased 5%.

◦
Middle East banana net sales increased principally due to higher sales volumes that resulted from increased shipments from Central America to new markets in the region combined with higher per unit sales prices.

◦
Europe banana net sales increased primarily due to higher sales volume as a result of an expanded customer base in Germany combined with our increased direct sales initiative in the Southern European markets. Partially offsetting these increases were lower per unit sales prices as a result of lower consumer demand due to a weak economy combined with unfavorable exchange rates.

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

•
Net sales in the other fresh produce segment increased $24.5 million principally as a result of higher net sales of non-tropical fruit and fresh-cut products, partially offset by lower net sales of pineapples.

◦
Net sales of non-tropical fruit increased principally due to higher sales volumes of grapes in North America which resulted from late seasonal production in Chile combined with increased sales volumes of avocados in North America principally as a result of increased supply.

◦
Net sales of fresh-cut products increased principally due to higher sales volumes in North America that resulted from an expanded customer base and improved demand for our products. Also contributing to the increase were higher sales volumes and per unit sales prices in the Middle East that resulted from expansion into new markets and introduction of new products. Partially offsetting these increases in net sales of fresh-cut products were lower sales volumes in Europe that resulted from our closure of a prepared salad facility in the United Kingdom during the second quarter of 2012.

◦
Net sales of pineapples decreased principally due to lower sales volumes in Asia and as a result of lower production combined with lower per unit sales prices in Europe which resulted from weak demand and unfavorable exchange rates. Worldwide sales volume decreased 5%.

•
Net sales in the prepared food segment increased $9.7 million during the second quarter of 2013 principally as a result of higher sales volumes of canned pineapple and industrial products in Europe combined with increased sales prices of our poultry and meat products in Jordan as a result of improved market conditions.

Cost of Products Sold.  Cost of products sold was $918.0 million for the second quarter of 2013 compared with $841.2 million for the second quarter of 2012, an increase of $76.8 million.  This increase was primarily attributable to higher sales volume and higher fruit cost as a result of higher procurement and production costs.

Gross Profit. Gross profit was $105.9 million for the second quarter of 2013 compared with $116.4 million for the second quarter of 2012, a decrease of $10.5 million.  This decrease was primarily attributable to lower gross profit in all segments.

•
Gross profit in the other fresh produce segment decreased $3.9 million principally due to lower gross profit on non-tropical fruit and pineapples, partially offset by higher gross profit on tomatoes and melons.

◦
Gross profit on non-tropical fruit decreased principally as a result of higher procurement cost of apples from Chile combined with lower selling prices of grapes in North America and Europe that resulted from late seasonal production from Chile.

◦
Gross profit on pineapples decreased principally due to lower pricing and sales volumes in Europe as a result of weak demand and unfavorable exchange rates combined with lower sales volumes in North America. Partially offsetting these decreases in gross profit on pineapple was higher per unit selling prices in Asia which resulted from lower industry volumes. Worldwide pineapple per unit sales prices decreased 1% and per unit cost decreased 1%.

◦	Gross profit on tomatoes increased principally as a result of higher per unit selling prices in North America due to lower industry volumes.

◦	Gross profit on melons increased primarily due to higher sales prices in Europe as a result of our rationalization initiative which significantly reduced sales volumes in this region.

•
Gross profit in the prepared food segment decreased by $3.8 million principally as a result of lower selling prices for canned pineapple and industrial products due to higher industry supplies and higher per unit cost of canned pineapples and deciduous fruit which resulted principally from higher production costs.

•
Gross profit in the banana segment decreased $2.8 million primarily due to lower per unit selling prices in North America, higher fruit cost resulting from higher procurement costs and slightly lower yields in Costa Rica and higher ocean freight costs in the Middle East due to increased shipments from Central America. Partially offsetting these decreases in banana gross profit was higher per unit sales prices in Asia that resulted from lower industry volumes and higher sales volumes in North America, the Middle East and Europe. Worldwide banana per unit sales prices increased 2% and per unit cost increased 4%.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $2.6 million from $45.6 million in the second quarter of 2012 to $43.0 million for the second quarter of 2013. The decrease was principally due to lower legal expenses and professional fees.

Gain (loss) on Disposal of Property, Plant and Equipment. The gain on disposal of property, plant and equipment of $0.2 million during the second quarter of 2013 was principally related to the sale of surplus equipment.

Asset Impairment and Other Charges, Net. Asset impairment and other charges, net were $11.9 million during the second quarter of 2013 as compared with $1.0 million during the second quarter of 2012. During the second quarter of 2013, we recorded $7.1 million in asset impairment related to previously announced exit activities in Brazil in the other fresh produce segment, $4.0 million in asset impairment related to underperforming assets in Costa Rica in the banana segment, $0.9 million related to the closure of an underutilized distribution center in Germany in the banana segment, $0.3 million in asset impairments and other charges related to the shutdown of a watermelon farm in Costa Rica in the other fresh produce segment and a credit of $0.4 million related to over-accrued exit activity costs in Hawaii in the other fresh produce segment. During the second quarter of 2012, we recorded $1.0 million in termination benefits related to an underperforming fresh-cut facility in the United Kingdom in the other fresh produce segment.

Operating Income.  Operating income for the second quarter of 2013 decreased by $18.6 million from $69.8 million in the second quarter of 2012 to $51.2 million for the second quarter of 2013. This decrease was due to lower gross profit and higher asset impairment and other charges, partially offset by lower selling, general and administrative expense and a gain on disposal of property, plant and equipment.

Interest Expense.  Interest expense decreased by $0.2 million during the second quarter of 2013 as compared with the second quarter of 2012. Interest expense was lower during the second quarter of 2013 principally as a result of lower interest rates.

Other (Income) Expense, Net.  Other (income) expense, net was income of $17.5 million for the second quarter of 2013 compared to expense of $3.1 million for the second quarter of 2012. The change in other (income) expense of $20.6 million was principally attributable to a $16.6 million gain related to the favorable judgment awarded in litigation combined with foreign exchange gains during the second quarter of 2013 as compared with foreign exchange losses during the second quarter of 2012.

Provision for Income Taxes. Provision for income taxes was $6.0 million for the second quarter of 2013 compared to $7.4 million for the second quarter of 2012. The decrease in the provision for income taxes of $1.4 million is primarily due to decreased earnings in certain jurisdictions during the second quarter of 2013.

First Six Months of 2013 Compared with First Six Months of 2012

Net Sales. Net sales for the first six months of 2013 were $1,942.7 million compared with $1,855.5 million for the first six months of 2012. The increase in net sales of $87.2 million was attributable to higher net sales of bananas, other fresh produce and prepared food.

•
Net sales of bananas increased by $40.6 million principally due to higher sales volume in the Middle East, Europe and North America, partially offset be lower sales volumes in Asia. Worldwide banana sales volume increased by 4%.

◦
Middle East banana net sales increased principally due to higher sales volumes that resulted from increased shipments from Central America to new markets in the region combined with higher per unit sales prices.

◦
Europe banana net sales increased primarily due to higher sales volume as a result of an expanded customer base in Germany combined with our increased direct sales initiative in the Southern European markets. Partially offsetting these increases were lower per unit sales prices as a result of lower consumer demand due to a weak economy and unfavorable exchange rates.

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

•
Net sales in the other fresh produce segment increased $37.1 million principally as a result of higher net sales of non-tropical fruit and fresh-cut products, partially offset by lower net sales of pineapples.

◦
Net sales of non-tropical fruit increased principally due to higher sales volumes of avocados in North America and apples and citrus in the Middle East primarily a result of increased customer demand. Also, contributing to the increase in net sales were higher sales volumes of grapes in North America.

◦
Net sales of fresh-cut products increased principally due to higher sales volumes in North America that resulted from an expanded customer base and improved demand for our products. Also, contributing to the increase were higher sales volumes and per unit sales prices in the Middle East that resulted from expansion into new markets and introduction of new products. Partially offsetting these increases in net sales of fresh-cut products were lower sales volumes in Europe that resulted from our closure of a prepared salad facility in the United Kingdom during the second quarter of 2012.

◦
Net sales of pineapples decreased principally as a result of lower sales volumes in Asia due to lower production. Also contributing to the decrease in pineapple net sales were lower per unit sales prices in Europe resulting from weak demand and unfavorable exchange rates. Partially offsetting these decreases were higher sales volumes and per unit sale prices in North America and higher sales volumes in the Middle East. Worldwide sales volume decreased by 4%.

•
Net sales in the prepared food segment increased $9.5 million principally as a result of higher selling prices of our poultry and meat products in Jordan due to improved market conditions, increased sales volumes of canned pineapple in Europe and higher beverage sales in the Middle East as a result of expanded production.

Cost of Products Sold. Cost of products sold was $1,738.2 million for the first six months of 2013 compared with $1,626.7 million for the first six months of 2012, an increase of $111.5 million. This increase in cost of products sold was primarily attributable to a 4% increase in sales volumes combined with higher fruit cost as a result of higher procurement and production cost.

Gross Profit. Gross profit was $204.5 million for the first six months of 2013 compared with $228.8 million for the first six months of 2012, a decrease of $24.3 million. This decrease was primarily attributable to lower gross profit in all segments.

•
Gross profit in the banana segment decreased $11.2 million primarily due to lower per unit selling prices in Europe principally the result of unfavorable exchange rates, lower per unit selling prices in North America and higher fruit cost resulting from higher procurement cost and a slight reduction in yields in Costa Rica. Also contributing to the decrease were higher ocean freight costs in the Middle East due to increased shipments from Central America. Partially offsetting these decreases in banana gross profit was higher per unit sales prices in Asia that resulted from lower industry volumes. Worldwide banana per unit sales prices increased 1% and per unit cost increased 3%.

•
Gross profit in the prepared food segment decreased by $8.3 million principally as a result of lower selling prices for industrial products and canned pineapple due to higher industry supplies and higher per unit cost of canned pineapples and deciduous fruit which resulted principally from higher production costs.

•	Gross profit in the other fresh produce segment decreased $4.8 million principally due to lower gross profit on melons and non-produce operations.

◦	Gross profit on melons decreased principally due to lower per unit selling prices in North America during first quarter of the year principally due to higher industry volumes.

◦	Gross profit on non-produce operations decreased as a result of lower sales in our Chilean plastic operations due to a temporary volume reduction that resulted from downtime for plant improvement.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $2.7 million from $91.0 million for the first six months of 2012 to $88.3 million for the first six months of 2013. The decrease was due to lower selling and marketing expenses in Europe.

Gain (loss) on Disposal of Property, Plant and Equipment. The gain on disposal of property, plant and equipment of $0.5 million during the first six months of 2013 was primarily related to the sale of surplus equipment. The loss on disposal of $1.4 million during the first six months of 2012 related principally to the disposal of banana plants in certain of our Costa Rica plantation in order to replant and improve productivity.

Asset Impairment and Other Charges, Net. Asset impairment and other charges, net were $12.0 million during the first six months of 2013 as compared with $1.1 million during the first six months of 2012. In the first six months of 2013, we recorded $7.1 million in asset impairment related to previously announced exit activities in Brazil in the other fresh produce segment, $4.0 million in asset impairment related to underperforming assets in Costa Rica in the banana segment, $0.9 million related to the closure of an underutilized distribution center in Germany in the banana segment, $0.3 million in asset impairments and other charges related to the shutdown of a watermelon farm in Costa Rica in the other fresh produce segment and a net credit of $0.3 million related to over-accrued exit activity costs in Hawaii in the other fresh produce segment. During the first six months of 2012, we recorded $1.0 million in termination benefits related to an under-performing fresh-cut facility in the United Kingdom, $1.8 million of asset impairment related to an under-utilized facility in the United Kingdom in the banana segment, a credit of $1.8 million due to the sales of assets previously impaired in 2011 due to our melon program rationalization in Guatemala related to the other fresh produce segment and $0.1 million in other charges in Hawaii related to the other fresh produce segment.

Operating Income. Operating income decreased by $30.6 million from $135.3 million in the first six months of 2012 to $104.7 million for the first six months of 2013. The decrease in operating income was due to lower gross profit and higher asset impairment and other charges, net, partially offset by lower selling, general and administrative expenses and a gain on disposal of property, plant and equipment.

Interest Expense. Interest expense decreased by $0.7 million from $2.2 million for the first six months of 2012 to $1.5 million for the first six months of 2013, principally due to lower interest rates.

Other (Income) Expense, Net. Other (income) expense, net, was income of $15.9 million for the first six months of 2013 as compared with expense of $2.6 million for the first six months of 2012. The change in other (income) expense, net of $18.5 million is principally attributable to a $16.6 million gain related to the favorable judgment awarded in litigation and a gain on sale of equity securities during 2013.

Provision for Income Taxes. Provision for income taxes was $15.5 million for the first six months of 2013 as compared with $9.5 million for the first six months of 2012. The tax provision for the first six months of 2013 includes approximately $3.1 million of tax expense primarily related to the settlement of a tax audit in a foreign jurisdiction. For the first six months of 2012, the tax provision includes approximately $8.1 million of credits due primarily to reversals of uncertain tax positions due to a lapse in the statute of limitations and settlements of tax audits and litigation in certain foreign jurisdictions.

Fair Value Measurements

Potential impairment exists if the fair value of a reporting unit to which goodwill has been allocated is less than the carrying value of the reporting unit. The amount of the impairment to recognize, if any, is calculated as the amount by which the carrying value of goodwill exceeds its implied value. Future changes in the estimates used to conduct the impairment review, including revenue projection, market values and changes in the discount rate used, could cause the analysis to indicate that our goodwill is impaired in subsequent periods and result in a write-off of a portion or all of goodwill. The discount rate used is based on independently calculated risks, our capital mix and an estimated market risk premium. The fair value of the banana, tomato and other vegetable, prepared food reporting unit’s goodwill and prepared food reporting unit's trademarks is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets. If we are unable to recover from weak market conditions related to bananas, the banana reporting unit goodwill may be at risk for future impairment. If we are unable to recover from current challenging economic conditions in Europe, the prepared food reporting unit goodwill and trademarks may be at risk for future impairment.   If we are unable to recover from the weak tomato pricing and volumes in North America and we are unable to increase our customer base in the United States related to tomatoes and vegetables, the tomato and vegetable reporting unit's goodwill may be at risk for future impairment. We disclosed the sensitivities related to the banana reporting unit's goodwill, prepared food reporting unit’s goodwill and trademarks and tomato and vegetable reporting unit's goodwill in our annual financial statements included in our Annual Report on Form 10-K for the year ended December 28, 2012.

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

Item 4.        Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 28, 2013. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the quarter ended June 28, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

See Note 11, “Commitments and Contingencies”, to the Consolidated Financial Statements, Part I, Item 1 included herein.

Item 1A.        Risk Factors

There have been no material changes in the risk factors from the information provided in Item 1A. Risk Factors of our annual report on Form 10-K for the year ended December 28, 2012.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our purchases of ordinary shares during the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (2) (3)
March 30, 2013 through April 30, 2013	782,900	$26.91	782,900	$78,718,427
May 1, 2013 through May 31, 2013	983,600	$26.49	983,600	$276,852,145
June 1, 2013 through June 28, 2013	619,900	$27.51	619,900	$259,799,780
Total	2,386,400	$26.89	2,386,400	$259,799,780

(1)	In the quarter ended June 28, 2013, we repurchased and retired 2,386,400 of our ordinary shares.

(2)
On May 5, 2010, we announced that our Board of Directors, at their May 5, 2010 board meeting, approved a three-year stock repurchase program of up to $150 million of our ordinary shares. This stock repurchase program expired on May 5, 2013.

(3)	On May 1, 2013, we announced that our Board of Directors, at their May 1, 2013 board meeting, approved a three-year stock repurchase program of up to $300 million of our ordinary shares.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 6.        Exhibits

31.1*	Certification of Chief Executive Officer filed pursuant to 17 CFR 240.13a-14(a).

31.2*	Certification of Chief Financial Officer filed pursuant to 17 CFR 240.13a-14(a).

32*	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 17 CFR 240.13a-14(b) and 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
_____________________

*	Filed herewith

**
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 28, 2013 and December 28, 2012, (ii) Consolidated Statements of Income for the quarters and six months ended June 28, 2013 and June 29, 2012, (iii) Consolidated Statements of Comprehensive Income for the quarters and six months ended June 28, 2013 and June 29, 2012, (iv) Consolidated Statement of Cash Flows for the six months ended June 28, 2013 and June 29, 2012 and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fresh Del Monte Produce Inc.

Date:	July 30, 2013	By:	/s/ Hani El-Naffy
Hani El-Naffy
President & Chief Operating Officer

		By:	/s/ Richard Contreras
Richard Contreras
Senior Vice President & Chief Financial Officer