Form 10-Q
period 2013-09-27
FRESH DEL MONTE PRODUCE INC
filed 2013-10-29
CIK 1047340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
———————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 18, 2013, there were 56,115,607 ordinary shares of Fresh Del Monte Produce Inc. issued and outstanding.

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

PART I: FINANCIAL INFORMATION

Item 1.        Financial Statements

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)
(U.S. dollars in millions, except share and per share data)

	September 27, 2013	December 28, 2012
Assets
Current assets:
Cash and cash equivalents	$30.6	$39.9
Trade accounts receivable, net of allowance of $8.9 and $6.8, respectively	317.6	296.1
Other accounts receivable, net of allowance of $6.8 and $7.6, respectively	59.5	58.4
Inventories, net	494.9	482.8
Deferred income taxes	9.8	11.8
Prepaid expenses and other current assets	41.2	37.0
Total current assets	953.6	926.0

Investments in and advances to unconsolidated companies	2.1	2.0
Property, plant and equipment, net	1,046.0	1,024.6
Deferred income taxes	54.0	56.5
Other noncurrent assets	119.4	118.7
Goodwill	405.4	405.6
Total assets	$2,580.5	$2,533.4
Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued expenses	$347.9	$333.5
Current portion of long-term debt and capital lease obligations	3.9	2.7
Deferred income taxes	15.2	15.9
Income taxes and other taxes payable	15.7	10.4
Total current liabilities	382.7	362.5

Long-term debt and capital lease obligations	95.8	123.5
Retirement benefits	91.8	90.9
Other noncurrent liabilities	46.8	47.4
Deferred income taxes	75.7	77.7
Total liabilities	692.8	702.0
Commitments and contingencies
Shareholders' equity:
Preferred shares, $0.01 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.01 par value; 200,000,000 shares authorized; 56,115,607 and 57,707,385 issued and outstanding, respectively	0.6	0.6
Paid-in capital	526.3	503.7
Retained earnings	1,337.2	1,316.3
Accumulated other comprehensive loss	(14.5)	(24.9)
Total Fresh Del Monte Produce Inc. shareholders' equity	1,849.6	1,795.7
Noncontrolling interests	38.1	35.7
Total shareholders' equity	1,887.7	1,831.4
Total liabilities and shareholders' equity	$2,580.5	$2,533.4

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(U.S. dollars in millions, except share and per share data)

	Quarter ended		Nine months ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Net sales	$861.1	$788.8	$2,803.8	$2,644.3
Cost of products sold	808.1	714.4	2,546.3	2,341.1
Gross profit	53.0	74.4	257.5	303.2
Selling, general and administrative expenses	46.3	46.2	134.6	137.2
Loss (gain) on disposal of property, plant and equipment	0.2	(2.1)	(0.3)	(0.7)
Asset impairment and other charges (credits), net	(0.9)	2.1	11.1	3.2
Operating income	7.4	28.2	112.1	163.5
Interest expense	0.6	—	2.1	2.2
Interest income	0.4	0.2	0.6	0.5
Other expense (income), net	0.2	3.3	(15.7)	5.9
Income before income taxes	7.0	25.1	126.3	155.9
Provision for income taxes	1.6	0.2	17.1	9.7
Net income	$5.4	$24.9	$109.2	$146.2
Less: Net income attributable to noncontrolling interests	(1.0)	1.4	(0.3)	3.0
Net income attributable to Fresh Del Monte Produce Inc.	$6.4	$23.5	$109.5	$143.2
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Basic	$0.11	$0.40	$1.94	$2.47
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Diluted	$0.11	$0.40	$1.92	$2.47
Dividends declared per ordinary share	$0.125	$0.10	$0.375	$0.30
Weighted average number of ordinary shares:
Basic	55,737,224	58,042,379	56,521,941	57,917,831
Diluted	56,079,606	58,235,794	56,887,004	58,043,535

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(U.S. dollars in millions)

	Quarter ended		Nine months ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Net income	$5.4	$24.9	$109.2	$146.2
Other comprehensive income:
Net unrealized (loss) gain on derivatives	(8.3)	(13.1)	12.7	(14.2)
Net unrealized foreign currency translation gain (loss)	10.7	5.0	(1.3)	6.1
Change in available-for-sale investments	—	5.4	(2.7)	4.7
Net change in retirement benefit adjustment, net of tax	0.6	0.5	0.8	0.5
Comprehensive income	$8.4	$22.7	$118.7	$143.3
Less: comprehensive (loss) income attributable to noncontrolling interests	(1.1)	1.6	(1.2)	4.1
Comprehensive income attributable to Fresh Del Monte Produce Inc.	$9.5	$21.1	$119.9	$139.2

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(U.S. dollars in millions)

	Nine months ended
	September 27, 2013	September 28, 2012
Operating activities:
Net income	$109.2	$146.2
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	52.0	52.1
Amortization of debt issuance costs	0.3	1.0
Stock-based compensation expense	8.0	8.6
Asset impairment, net	10.3	2.1
Change in uncertain tax positions	3.1	(7.0)
Gain on sale of securities	(2.3)	—
Gain on sales of property, plant and equipment	(0.3)	(2.6)
Equity in (income) loss of unconsolidated companies	(0.1)	0.5
Deferred income taxes	0.3	(0.7)
Excess tax benefit from stock-based compensation	—	(3.8)
Foreign currency translation adjustment	(0.1)	2.6
Changes in operating assets and liabilities:
Receivables	(23.6)	20.0
Inventories	(13.3)	4.7
Prepaid expenses and other current assets	(10.2)	(7.1)
Accounts payable and accrued expenses	27.6	9.6
Other noncurrent assets and liabilities	(3.6)	3.3
Net cash provided by operating activities	157.3	229.5
Investing activities:
Capital expenditures	(89.9)	(62.5)
Proceeds from sales of property, plant and equipment	8.9	8.8
Proceeds from sale of unconsolidated subsidiary	—	0.2
Purchases of available-for-sale investments	—	(11.0)
Proceeds from sale of securities available-for-sale	7.8	—
Net cash used in investing activities	(73.2)	(64.5)
Financing activities:
Proceeds from long-term debt	432.2	332.2
Payments on long-term debt	(458.3)	(519.4)
Contributions from noncontrolling interests, net	3.6	7.0
Proceeds from stock options exercised	41.1	6.6
Excess tax benefit from stock-based compensation	—	3.8
Dividends paid	(21.2)	(17.4)
Repurchase of shares	(93.2)	—
Net cash used in financing activities	(95.8)	(187.2)
Effect of exchange rate changes on cash	2.4	(0.1)
Net decrease in cash and cash equivalents	(9.3)	(22.3)
Cash and cash equivalents, beginning	39.9	46.9
Cash and cash equivalents, ending	$30.6	$24.6
Supplemental cash flow information:
Cash paid for interest	$1.7	$1.2
Cash paid for income taxes	$13.5	$7.3
Non-cash financing and investing activities:
Purchase of assets under capital lease obligations	$0.6	$0.1
Retirement of ordinary shares	$93.2	$—
Sale of unconsolidated subsidiary	$—	$0.8

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

The accompanying unaudited Consolidated Financial Statements for the quarter ended September 27, 2013 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for fair presentation have been included. Operating results for the quarter ended September 27, 2013 are subject to significant seasonal variations and are not necessarily indicative of the results that may be expected for the year ending December 27, 2013. For further information, refer to the Consolidated Financial Statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 28, 2012.

We are required to evaluate events occurring after September 27, 2013 for recognition and disclosure in the Consolidated Financial Statements for the quarter ended September 27, 2013. Events are evaluated based on whether they represent information existing as of September 27, 2013, which require recognition in the Consolidated Financial Statements, or new events occurring after September 27, 2013, which do not require recognition but require disclosure if the event is significant to the Consolidated Financial Statements. We evaluated events occurring subsequent to September 27, 2013 through the date of issuance of these Consolidated Financial Statements.

2.  Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) providing guidance on whether an uncertain tax position should be presented as a reduction to a deferred tax asset or as a separate liability. This guidance seeks to address diversity in practice, however we have adopted the impact of this guidance retrospectively. This ASU amendment had no effect on our financial condition, results of operations or cash flows.

In March 2013, the FASB issued an ASU amendment related to the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The amendment is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013 (early adoption is permitted). Upon adoption, this ASU amendment will have no effect on our financial condition, results of operations or cash flows.

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

3.  Asset Impairment and Other Charges (Credits), Net

The following represents a summary of asset impairment and other charges (credits), net recorded during the quarters and nine months ended September 27, 2013 and September 28, 2012 (U.S. dollars in millions):

	Quarter ended			Nine months ended
	September 27, 2013			September 27, 2013
	Long-lived and other asset impairment (credits)	Exit activity and other charges	Total	Long-lived and other asset impairment (credits)	Exit activity and other charges (credits)	Total
Banana segment:
United Kingdom gain on previously impaired assets	$(2.5)	$—	$(2.5)	$(2.5)	$—	$(2.5)
Costa Rica underperforming assets	—	—	—	4.0	—	4.0
Germany under-utilized distribution center	0.7	—	0.7	0.7	0.9	1.6
Philippines underperforming assets	0.7	—	0.7	0.7	—	0.7
Poland under-utilized distribution center	—	0.2	0.2	—	0.2	0.2
Other fresh produce segment:
Brazil previously announced decision to discontinue pineapple and melon operations	—	—	—	7.1	—	7.1
Central America melon program rationalization	—	—	—	0.3	—	0.3
Reversal of previously accrued exit activity charges in Hawaii	—	—	—	—	(0.3)	(0.3)
Total asset impairment and other charges (credits), net	$(1.1)	$0.2	$(0.9)	$10.3	$0.8	$11.1

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

3.  Asset Impairment and Other Charges, Net (continued)

	Quarter ended			Nine months ended
	September 28, 2012			September 28, 2012
	Long-lived and other asset impairment	Exit activity and other charges	Total	Long-lived and other asset impairment	Exit activity and other charges (credits)	Total
Banana segment:
United Kingdom under-utilized distribution center	$—	$—	$—	$1.8	$—	$1.8
Costa Rica farm flood damages	0.3	1.0	1.3	0.3	1.0	1.3
Other fresh produce segment:
United Kingdom under-utilized distribution center	—	0.5	0.5	—	1.5	1.5
Sale of assets previously impaired as a result of the melon program rationalization in Central America	—	—	—	—	(1.9)	(1.9)
Other charges and legal costs related to the Kunia well site in Hawaii	—	0.3	0.3	—	0.5	0.5
Total asset impairment and other charges, net	$0.3	$1.8	$2.1	$2.1	$1.1	$3.2

Exit Activity and Other Reserves
 -
The following represents a rollforward of 2013 exit activity and other reserves (U.S. dollars in millions):

	Exit activity and other reserve balance at December 28, 2012	Impact to Earnings	Cash Paid	Foreign Exchange Impact	Exit activity and other reserve balance at September 27, 2013
Termination benefits	$2.0	$0.1	$(1.6)	$(0.2)	$0.3
Contract termination and other exit activity charges	3.5	0.7	(1.5)	(0.1)	2.6
	$5.5	$0.8	$(3.1)	$(0.3)	$2.9

Included in the exit activity and other reserve balance at September 27, 2013 are $2.1 million and $0.5 million in contract termination costs related to the under-utilized facilities in the United Kingdom and Germany, respectively, in the banana segment; and $0.3 million in termination benefits related to the underutilized facilities in the United Kingdom and Poland, in the banana segment. We do not expect additional charges related to the exit and other activities mentioned above that would significantly impact our results of operations or financial condition.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

4.  Noncontrolling Interests

The following table reconciles shareholders’ equity attributable to noncontrolling interests (U.S. dollars in millions):

	Nine months ended
	September 27, 2013	September 28, 2012
Noncontrolling interests, beginning	$35.7	$25.7
Net (loss) income attributable to the noncontrolling interests	(0.3)	3.0
Translation adjustments	(0.9)	1.2
Retirement benefit adjustment	—	(0.1)
Capital contributions	3.6	—
Noncontrolling interests, ending	$38.1	$29.8

5.  Variable Interest Entities

One of our Del Monte Gold® Extra Sweet pineapple producers meets the definition of a Variable Interest Entity ("VIE") pursuant to the Accounting Standards Codification ("ASC") guidance on “Consolidation” and is consolidated. Our variable interest in this entity includes an equity investment and certain debt guarantees. All of this entity’s pineapple production is sold to us. Based on the criteria of this ASC, as amended, we are the primary beneficiary of this entity’s expected residual returns or losses in excess of our ownership interest. Although we are the primary beneficiary, the VIE’s creditors do not have recourse against us. At September 27, 2013, the VIE had total assets of $44.1 million and total liabilities of $9.2 million. The VIE had long-term debt of $4.8 million, which is collateralized by its property, plant and equipment. As of December 28, 2012, the long term debt was guaranteed by a $0.8 million standby letter of credit issued by us, which expired in January 2013. In June 2013, we issued another standby letter of credit for $0.8 million in order to guarantee the VIE's long term debt until August 2014. As of September 27, 2013, the VIE is current on its long-term debt. There are no other restrictions on the assets of the VIE.

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

The following table details financing receivables including the related allowance for doubtful accounts (U.S. dollars in millions):

	September 27, 2013		December 28, 2012
	Short-term	Long-term	Short-term	Long-term
Gross advances to independent growers	$31.1	$4.2	$29.2	$4.3
Allowance for advances to independent growers	(3.9)	—	(3.4)	—
Net advances to independent growers	$27.2	$4.2	$25.8	$4.3
Gross notes receivable	$—	$—	$—	$0.1
Allowance for notes receivable	—	—	—	—
Net notes receivable	$—	$—	$—	$0.1

The current and noncurrent portions of the financing receivables included above are classified in the Consolidated Balance Sheets in other accounts receivable and other noncurrent assets, respectively.

The following table details the credit risk profile of the above listed financing receivables (U.S. dollars in millions):

	Current Status	Past Due Status	Total
Gross advances to independent growers:
September 27, 2013	$31.4	$3.9	$35.3
December 28, 2012	30.1	3.4	33.5
Gross notes receivable:
September 27, 2013	$—	$—	$—
December 28, 2012	0.1	—	0.1

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

6.  Financing Receivables (continued)

The allowance for doubtful accounts and the related financing receivables for the quarter and nine months ended September 27, 2013 and September 28, 2012 were as follows (U.S. dollars in millions):

	Quarter ended		Nine months ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Allowance for advances to independent growers:
Balance, beginning of period	$3.9	$4.2	$3.4	$3.4
Provision for uncollectible amounts	—	0.3	0.5	1.1
Balance, end of period	$3.9	$4.5	$3.9	$4.5

7.  Uncertain Tax Positions

During the nine months ended September 27, 2013, the Company settled an audit in a foreign jurisdiction which resulted in tax of $4.1 million, of which $2.1 million was charged to tax expense during the period and $2.0 million was reflected as a reduction in previously accrued uncertain tax position. During the quarter ended September 27, 2013, there was an increase of $0.5 million in uncertain tax positions.

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

	Quarter ended		Nine months ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Stock-based compensation expense	$3.0	$3.3	$8.0	$8.6

Stock-based compensation expense per diluted share	$0.05	$0.06	$0.14	$0.15

We realized an excess share-based payment deduction resulting from stock options exercised through a reduction in taxes currently payable and related effect on cash flows of less than $0.1 million and $3.8 million for the nine months ended September 27, 2013 and September 28, 2012, respectively. Proceeds of $41.1 million and $6.6 million were received from the exercise of stock options for the nine months ended September 27, 2013 and September 28, 2012, respectively.

Stock Option Awards

On May 4, 2011, our shareholders approved and ratified the 2011 Omnibus Share Incentive Plan (the “2011 Plan”). The 2011 Plan allows the Company to grant equity-based compensation awards, including stock options, restricted stock awards and restricted stock units. We disclosed the significant terms of the 2011 Plan and the 1999 Share Incentive Plan (the "1999 Plan") in our annual financial statements included in our Annual Report on Form 10-K for the year ended December 28, 2012.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

8.  Stock-Based Compensation (continued)

The following table lists the various stock option grants from our 1999 and 2011 Plans for the nine months ended September 27, 2013 and September 28, 2012:

Stock Option Grant	Number of Options Granted	Exercise Price	Fair Value
July 31, 2013 - Employees	446,000	$28.09	$8.46	(1)
July 31, 2013 - Employees	149,000	28.01	6.79	(2)
February 20, 2013 - Chairman and Chief Executive Officer	161,000	26.52	8.38	(1)
August 1, 2012 - Employees	825,000	24.29	8.44	(1)
February 29, 2012 - Chairman and Chief Executive Officer	161,000	22.46	8.15	(1)

(1) Option granted under the 2011 Plan based on daily closing stock prices.
(2) Option granted under the 1999 Plan based on daily average of high and low stock prices.

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

The following table lists the various restricted stock awards and related compensation expense under the Directors Equity Plan for the nine months ended September 27, 2013 and September 28, 2012 (U.S. dollars in millions except share and per share data):

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

RSUs are eligible to earn Dividend Equivalent Units ("DEU's") equal to the cash dividend paid to ordinary shareholders. DEUs are subject to the same performance and service conditions as the underlying RSUs and are forfeitable. On March 29, 2013, May 31, 2013 and September 6, 2013, we awarded 1,516, 1,540 and 1,408 DEUs with a grant date price of $26.98, $26.77 and $29.41 per share, respectively.

We expense the fair market value of RSUs, as determined on the date of grant, ratably over the three year vesting period provided the performance condition is probable of attaining.

The following table lists the compensation expense related to RSUs for the quarter and nine months ended September 27, 2013 and September 28, 2012.

	Quarter ended		Nine months ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
RSUs compensation expense	$0.7	$0.3	$1.8	$0.9

9.  Inventories

Inventories consisted of the following (U.S. dollars in millions):

	September 27, 2013	December 28, 2012
Finished goods	$202.7	$177.3
Raw materials and packaging supplies	138.3	152.4
Growing crops	153.9	153.1
Total inventories	$494.9	$482.8

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

10.  Long-Term Debt and Capital Lease Obligations

The following is a summary of long-term debt and capital lease obligations (U.S. dollars in millions):

	September 27, 2013	December 28, 2012
Senior unsecured revolving credit facility (see Credit Facility below)	$94.2	$122.0
Various other notes payable	4.8	3.6
Capital lease obligations	0.7	0.6
Total long-term debt and capital lease obligations	99.7	126.2
Less: Current portion	(3.9)	(2.7)
Long-term debt and capital lease obligations	$95.8	$123.5

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

The following is a summary of the material terms of the Credit Facility and other working capital facilities (U.S. dollars in millions):

	Term	Maturity Date	Interest Rate at Sept 27, 2013	Borrowing Limit	Available Borrowings
Credit Facility	5 years	October 23, 2017	1.59%	$500.0	$394.5
Other working capital facilities	Varies	Varies	Varies	20.4	14.2
				$520.4	$408.7

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

The Credit Facility requires us to comply with financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers. As of September 27, 2013, we were in compliance with all of the covenants contained in the Credit Facility. The Credit Facility is unsecured as long as we maintain a certain leverage ratio and is guaranteed by certain of our subsidiaries. The Credit Facility permits borrowings under the revolving commitment with an interest rate determined based on our leverage ratio and spread over LIBOR. In addition, we pay a fee on unused commitments.

At September 27, 2013, we applied $11.3 million to the letter of credit facility, comprised primarily of certain contingent obligations and other governmental agency guarantees combined with guarantees for purchases of raw materials and equipment. We also had $11.6 million in other letters of credit and bank guarantees not included in the letter of credit facility.

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

On June 30, 2008, our subsidiaries moved to dismiss the claims of the remaining Abarca plaintiffs on grounds of forum non conveniens in favor of the courts of Costa Rica. On September 22, 2009, the court granted the motion to dismiss and on November 16, 2009 entered an order conditionally dismissing the claims of those remaining plaintiffs who allege employment on farms in Costa Rica exclusively affiliated with our subsidiaries. Those dismissed plaintiffs re-filed their claim in Costa Rica on May 17, 2012. On January 18, 2013, all remaining plaintiffs in California filed Requests for Dismissal effecting the dismissal of their claims without prejudice. On September 25, 2013, our subsidiaries filed an answer to the claim re-filed with the courts of Costa Rica.

On July 13, 2011, one of our subsidiaries was served with multiple complaints filed in the United States District Court for the Eastern District of Louisiana on behalf of 121 Panamanian residents, 72 Costa Rican residents and 68 Ecuadorian residents who claim injury from exposure to DBCP. We and our subsidiaries have never owned, managed or otherwise been involved with any banana growing operations in Panama and were not involved with any banana growing operations in Ecuador during the period when DBCP was in use. On January 4, 2012, plaintiffs filed a third amended complaint. On February17, 2012, our subsidiary filed its answer to the third amended complaint. On April 6, 2012, our subsidiary joined in a motion for summary judgment on grounds of limitations. On September 17, 2012, the court granted the motion and dismissed the actions with prejudice. On September 19, 2013, the United States Court of Appeals for the Fifth Circuit affirmed the dismissal.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

11.  Commitments and Contingencies (continued)

On May 31 and June 1, 2012, eight actions were filed against one of our subsidiaries in the United States District Court for the District of Delaware on behalf of approximately 3,000 plaintiffs alleging exposure to DBCP on or near banana farms in Costa Rica, Ecuador, Panama, and Guatemala. We and our subsidiaries have never owned, managed or otherwise been involved with any banana growing operations in Panama and were not involved with any banana growing operations in Ecuador during the period when DBCP was in use. The plaintiffs include claimants who had cases currently pending in the United States District Court for the Eastern District of Louisiana which were dismissed on September 17, 2012. On August 30, 2012, our subsidiary joined a motion to dismiss the claims of those plaintiffs on the grounds that they have first-filed claims pending in the United States District Court for the Eastern District of Louisiana. The motion was granted on March 29, 2013. On September 21, 2012, our subsidiary filed an answer with respect to the claims of those plaintiffs who had not already filed in Louisiana. On January 16, 2013, our subsidiary joined a motion seeking summary judgment on limitations grounds against approximately 2,400 of the 2,800 plaintiffs whose claims it answered. On September 19, 2013, the court denied the motion. Our subsidiary plans to join a new motion for summary judgment based on the September 19, 2013 affirmance by the United States Court of Appeals for the Fifth Circuit of the dismissal of related cases by the United States District Court for the Eastern District of Louisiana.

On June 1, 2012, an action was filed against one of our subsidiaries in the Superior Court of the State of Delaware for the County of New Castle on behalf of 30 plaintiffs alleging exposure to DBCP on or near banana farms in Costa Rica, Ecuador, and Panama. We and our subsidiaries have never owned, managed or otherwise been involved with any banana growing operations in Panama and were not involved with any banana growing operations in Ecuador during the period when DBCP was in use. All of the plaintiffs in this action had previously filed claims against the same subsidiary in the United States District Court for the Eastern District of Louisiana which were dismissed on September 17, 2012. Our subsidiary has joined a motion to dismiss this action on the grounds that all plaintiffs had first-filed claims in the United States District Court for the Eastern District of Louisiana. On October 18, 2013, the Court heard oral argument on this motion, which motion remains pending.

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

Between March 17, 2004 and March 18, 2004, three alleged individual consumers separately filed putative class action complaints against us and certain of our subsidiaries in the state court of California on behalf of residents of California who purchased (other than for re-sale) Del Monte Gold® Extra Sweet pineapples between March 1, 1996 and May 6, 2003. On November 9, 2005, the three actions were consolidated under one amended complaint with a single claim for unfair competition in violation of the California Business and Professional Code. On September 26, 2008, plaintiffs filed a motion to certify a class action. On August 20, 2009, the court denied class certification.  On October 19, 2009, plaintiffs filed a notice of appeal of the court's order denying class certification. On February 29, 2012, the oral argument hearing on the appeal was held. On March 7, 2012, the appeal was rejected and the denial of class certification was upheld. On May 14, 2013, the consolidated action was dismissed.

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

The European Commission did, however, find that Internationale Fruchtimport Gesellschaft Weichert & Co KG (“Weichert”), an entity in which one of our subsidiaries formerly held an indirect 80% noncontrolling interest, infringed EU competition rules and imposed upon it a €14.7 million ($19.9 million using exchange rates as of September 27, 2013) fine. The European Commission has asserted that we controlled Weichert during the period by virtue of our subsidiary’s former, indirect noncontrolling interest and has therefore held that we are jointly and severally liable for Weichert’s payment of the fine.

On December 31, 2008, we filed an appeal of this determination on grounds, among others, that Weichert did not violate EU competition rules and that, in any event, we cannot be held jointly and severally liable for Weichert’s acts under applicable EU law. On April 14, 2010, Weichert filed a statement of intervention in support of our appeal seeking annulment of the European Commission’s determination. A hearing was held on February 1, 2012 for oral argument on the appeal. On March 14, 2013, the ruling on the appeal was issued reducing the fine from €14.7 million to €8.8 million ($11.9 million using exchange rates as of September 27, 2013) but upholding the European Commission's decision holding us jointly and severally liable for Weichert's payment of the fine.

On May 24, 2013, we filed an appeal against this decision re-asserting that we cannot be held jointly and severally liable for Weichert's acts under EU law. On June 4, 2013, the European Commission filed an appeal challenging only an approximate €1.0 million ($1.4 million using exchange rates as of September 27, 2013) portion of the lower court's fine reduction and thereby seeking that the fine be set at €9.8 million ($13.3 million using exchange rates as of September 27, 2013) rather than €8.8 million. In its appeal, the European Commission also disputed the grounds upon which we based our appeal. We filed our response to the European Commission's appeal on July 1, 2013. The European Commission filed its response to our appeal on August 5, 2013. Weichert filed responses to our appeal and the European Commission’s appeal as well as a cross-appeal on August 8, 2013. We filed a reply to the European Commission’s response to our appeal on October 17, 2013.

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

The undiscounted estimates are between $14.8 million and $28.7 million. The undiscounted estimate on which our accrual is based totals $21.4 million and is discounted using a 5.0% rate. As of September 27, 2013, there is $15.5 million included in other noncurrent liabilities and $1.0 million included in accounts payable and accrued expenses in the Consolidated Balance Sheets for the Kunia Well Site clean-up, which we expect to expend in the next 12 months. We expect to expend approximately $1.0 million in cash per year for the following four years. Certain portions of the EPA’s estimates have been discounted using a 5.0% interest rate.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

12.  Earnings Per Share

Basic and diluted net income per ordinary share is calculated as follows (U.S. dollars in millions, except share and per share data):

	Quarter ended		Nine months ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Numerator:
Net income attributable to Fresh Del Monte Produce Inc.	$6.4	$23.5	$109.5	$143.2

Denominator:
Weighted average number of ordinary shares - Basic	55,737,224	58,042,379	56,521,941	57,917,831
Effect of dilutive securities - Share based employee options and awards	342,382	193,415	365,063	125,704
Weighted average number of ordinary shares - Diluted	56,079,606	58,235,794	56,887,004	58,043,535

Net income per ordinary share attributable to
Fresh Del Monte Produce Inc.:
Basic	$0.11	$0.40	$1.94	$2.47
Diluted	$0.11	$0.40	$1.92	$2.47

Refer to Note 18, “Shareholders’ Equity”, for disclosures related to the stock repurchase program and retired shares.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

13.  Retirement and Other Employee Benefits

The following table sets forth the net periodic benefit costs of our pension plans and post-retirement plans (U.S. dollars in millions):

	Quarter ended		Nine months ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Service cost	$1.4	$1.1	$4.2	$3.2
Interest cost	1.6	1.6	4.7	4.7
Expected return on assets	(0.9)	(0.9)	(2.6)	(2.6)
Amortization of net actuarial loss	0.5	0.3	1.5	1.0
Net periodic benefit costs	$2.6	$2.1	$7.8	$6.3

We funded our U.S. based non-contributory defined benefit pension plan by an additional $0.8 million during the nine months ended September 28, 2012. The funding was actuarially determined based on U.S. funding regulations. There was no additional funding during the nine months ended September 27, 2013.

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

We evaluate performance based on several factors, of which net sales and gross profit by product are the primary financial measures (U.S. dollars in millions):

	Quarter ended
	September 27, 2013		September 28, 2012
	Net Sales	Gross Profit	Net Sales	Gross Profit
Banana	$402.3	$1.3	$359.8	$12.0
Other fresh produce	366.1	41.0	335.2	50.8
Prepared food	92.7	10.7	93.8	11.6
Totals	$861.1	$53.0	$788.8	$74.4

	Nine months ended
	September 27, 2013		September 28, 2012
	Net Sales	Gross Profit	Net Sales	Gross Profit
Banana	$1,265.3	$66.5	$1,182.2	$88.4
Other fresh produce	1,278.1	162.3	1,210.1	177.0
Prepared food	260.4	28.7	252.0	37.8
Totals	$2,803.8	$257.5	$2,644.3	$303.2

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

The foreign currency forward contracts qualifying as cash flow hedges were designated as single-purpose cash flow hedges of forecasted cash flows.  Based on our formal assessment of hedge effectiveness of our qualifying foreign currency forward contracts, we determined that the impact of hedge ineffectiveness was de minimis for the quarters ended September 27, 2013 and September 28, 2012, respectively.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

15.  Derivative Financial Instruments (continued)

Certain of our derivative instruments contain provisions that require the current credit relationship between the Company and its counterparty to be maintained throughout the term of the derivative instruments.  If that credit relationship changes, certain provisions could be triggered, and the counterparty could request immediate collateralization of derivative instruments in net liability position above a certain threshold.  There were $0.1 million derivative instruments with credit-risk related contingent features for which the aggregate fair value was in a liability position on September 27, 2013.  As of September 27, 2013, no triggering event has occurred and thus we are not required to post collateral.  If the credit-risk-related contingent features underlying these agreements were triggered on September 27, 2013, we would not be required to post collateral to our counterparty because the collateralization threshold has not been met.

We had the following outstanding foreign currency forward and bunker fuel swap contracts as of September 27, 2013:

Foreign Currency Contracts Qualifying as Cash Flow Hedges:	Notional Amount			Bunker Fuel Swap Contracts Qualifying as Cash Flow Hedges:	Notional Amount
Euro		€194.2	million	3% U.S. Gulf Coast	18,000	metric tons
British pound		£11.5	million	3.5% Rotterdam Barge	12,000	metric tons
Japanese yen	JPY	2,573.0	million	Singapore 380	6,000	metric tons
Costa Rican colon	CRC	26,818.6	million
Brazilian real	BRL	7.1	million
Kenya shilling	KES	340.8	million
Philippine peso	PHP	40.6	million

The following table reflects the fair values of derivative instruments , all of which are designated as Level 2 of the fair value hierarchy, as of September 27, 2013 and December 28, 2012 (U.S. dollars in millions):

Derivatives Designated as Hedging Instruments (1)
	Foreign exchange contracts		Bunker fuel swap agreements
Balance Sheet Location:	September 27, 2013 (2)	December 28, 2012	September 27, 2013 (2)
Asset derivatives:
Prepaid expenses and other current assets	$6.7	$4.6	$0.5
Other noncurrent assets	0.2	—	—
Total asset derivatives	$6.9	$4.6	$0.5

Liability derivatives:
Accounts payable and accrued expenses	$7.9	$18.4	$—
Other noncurrent liabilities	0.3	0.1	—
Total liability derivatives	$8.2	$18.5	$—

(1) See Note 16, "Fair Value Measurements", for fair value disclosures.
(2) We expect that $0.6 million and $0.1 million of the net fair value of hedges recognized as a net loss in AOCI will be transferred to earnings during the next 12 months and last three months of 2014, respectively, along with the effect of the related forecasted transaction.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

15.  Derivative Financial Instruments (continued)

The following table reflects the effect of derivative instruments on the Consolidated Statements of Income for the quarters and nine months ended September 27, 2013 and September 28, 2012, respectively (U.S. dollars in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Quarter ended			Quarter ended
	September 27, 2013	September 28, 2012		September 27, 2013	September 28, 2012
Foreign exchange contracts	$(9.3)	$(14.9)	Net sales	$4.0	$2.8
Foreign exchange contracts	(0.2)	(0.1)	Cost of products sold	1.1	1.4
Bunker fuel swap agreements (1)	1.2	1.9	Cost of products sold	0.6	(0.4)
Total	$(8.3)	$(13.1)		$5.7	$3.8

	Nine months ended			Nine months ended
	September 27, 2013	September 28, 2012		September 27, 2013	September 28, 2012
Foreign exchange contracts	$9.0	$(14.8)	Net sales	$(1.9)	$10.5
Foreign exchange contracts	3.1	0.4	Cost of products sold	2.7	3.4
Bunker fuel swap agreements (1)	0.6	0.2	Cost of products sold	0.6	(0.1)
Total	$12.7	$(14.2)		$1.4	$13.8

(1) The bunker fuel swap agreements had an ineffective portion of $0.1 million for the quarter and nine months ended September 27, 2013 and September 28, 2012.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

16.  Fair Value Measurements (continued)

Equity Securities

During the nine months ended September 27, 2013, proceeds on the sale of available for sale equity securities were $7.8 million. The fair value of these equity securities was $8.3 million as of December 28, 2012. We recognized a realized gain of $2.3 million in other (income) expense, net, related to the sale of these securities. There were no remaining balances as of September 27, 2013 in other comprehensive income.

The following table provides a summary of the fair values of assets and liabilities measured on a recurring basis under the ASC on “Fair Value Measurements and Disclosures” (U.S. dollars in millions):

Fair Value Measurements
	Foreign currency forward contracts, net liability		Bunker fuel swap agreements, net asset (liability)
	September 27, 2013	December 28, 2012	September 27, 2013	December 28, 2012
Quoted Prices in Active Markets for Identical Assets (Level 1)	$—	$—	$—	$—

Significant Observable Inputs (Level 2)	(1.2)	(13.8)	0.5	(0.1)

Significant Unobservable Inputs (Level 3)	—	—	—	—

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

There were no non-recurring fair value measurements during the third quarter and first nine months of 2013. The following is a tabular presentation of the non-recurring fair value measurement along with the level within the fair value hierarchy in which the fair value measurement in its entirety falls (U.S. dollars in millions):

	2012 Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
United Kingdom under-utilized distribution center	$4.4	$—	$4.4	$—
	$4.4	$—	$4.4	$—

In the first nine months of 2012, we recognized $1.8 million in impairment charges related to an under-performing banana ripening facility in the United Kingdom. The carrying value of the assets was $6.2 million and was written down to $4.4 million. These assets related predominantly to building and machinery and equipment included in property, plant and equipment, net on our Consolidated Balance Sheets. We estimated the fair value of the underlying assets by using the market approach. We used observable inputs based on market participant information, as such, we classify the fair value of these banana ripening assets within Level 2.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

17.  Accumulated Other Comprehensive Income (Loss)

The following table includes the changes in accumulated other comprehensive income (loss) by component under the ASC on “Comprehensive Income” for the quarter and nine months ended September 27, 2013 (U.S. dollars in millions):

	Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)
	Quarter ended September 27, 2013
	Changes in Fair Value of Effective Cash Flow Hedges	Foreign Currency Translation Adjustment		Retirement Benefit Adjustment	Changes in Fair Value of Available for Sale Securities	Total
Balance at June 28, 2013	$7.6	$(0.6)		$(24.6)	$—	$(17.6)
Other comprehensive income (loss)
before reclassifications	(2.6)	10.8	(2)	0.1	—	8.3
Amounts reclassified from accumulated
other comprehensive income (loss)	(5.7)	—		0.5	—	(5.2)
Net current period other comprehensive
income (loss)	(8.3)	10.8		0.6	—	3.1
Balance at September 27, 2013	$(0.7)	$10.2		$(24.0)	$—	$(14.5)

(1) All amounts are net of tax and noncontrolling interest.
(2) Includes loss of $(1.4) million on intra-entity foreign currency transactions that are of a long-term-investment nature, also includes $(0.1) million of noncontrolling interests.

	Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)
	Nine months ended September 27, 2013
	Changes in Fair Value of Effective Cash Flow Hedges	Foreign Currency Translation Adjustment		Retirement Benefit Adjustment	Changes in Fair Value of Available for Sale Securities	Total
Balance at December 28, 2012	$(13.4)	$10.6		$(24.8)	$2.7	$(24.9)
Other comprehensive income (loss)
before reclassifications	14.1	(0.4)	(2)	(0.7)	(0.4)	12.6
Amounts reclassified from accumulated
other comprehensive income (loss)	(1.4)	—		1.5	(2.3)	(2.2)
Net current period other comprehensive
income (loss)	12.7	(0.4)		0.8	(2.7)	10.4
Balance at September 27, 2013	$(0.7)	$10.2		$(24.0)	$—	$(14.5)

(1) All amounts are net of tax and noncontrolling interest.
(2) Includes loss of $(2.0) million on intra-entity foreign currency transactions that are of a long-term-investment nature, also includes $(0.9) million of noncontrolling interests.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

17.  Accumulated Other Comprehensive Income (Loss) (continued)

The following table includes details about amounts reclassified from accumulated other comprehensive income (loss) by component the changes for the quarter and nine months ended September 27, 2013 (U.S. dollars in millions):

Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)		Affected line item in the statement where net income is presented
	Quarter ended	Nine months ended
Changes in fair value of effective cash flow hedges:
Foreign currency cash flow hedges	$(4.0)	$1.9	Sales
Foreign currency cash flow hedges	(1.7)	(3.3)	Cost of sales
Total	$(5.7)	$(1.4)

Amortization of retirement benefits:
Actuarial losses	$0.1	$0.3	Selling, general and administrative expenses
Actuarial losses	0.4	1.2	Cost of sales
Total	$0.5	$1.5

Changes in fair value of available for sale securities:
Gain on available for sale securities	$—	$(2.3)	Other (income) expense, net
Total	$—	$(2.3)

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

18.  Shareholders’ Equity

Our shareholders have authorized 50,000,000 preferred shares at $0.01 par value, of which none are issued or outstanding. Our shareholders have authorized 200,000,000 ordinary shares of common stock at $0.01 par value, of which 56,115,607 are issued and outstanding at September 27, 2013.

Ordinary share activity for the nine months ended September 27, 2013 and September 28, 2012 is summarized as follows:

	Nine months ended
	September 27, 2013	September 28, 2012
Ordinary shares issued (retired) as a result of:
Stock option exercises	1,844,527	312,225
Restricted stock grants	26,201	27,573
Ordinary shares repurchase and retirement	(3,462,506)	—

On July 31, 2009, our Board of Directors approved a three-year stock repurchase program of up to $150 million of our ordinary shares, which expired on July 31, 2012. On May 5, 2010, our Board of Directors approved an additional three-year stock repurchase program of up to $150 million of our ordinary shares, which expired on May 5, 2013. On May 1, 2013, our Board of Directors approved a three-year stock repurchase program of up to $300 million of our ordinary shares. We have repurchased $265.5 million, or 11,237,403 ordinary shares, under the aforementioned repurchase programs and retired all the repurchased shares. We have a maximum dollar amount value of $258.7 million of shares that may yet be purchased under the stock repurchase program.

Dividend activity for the nine months ended September 27, 2013 and September 28, 2012 is summarized as follows:

Nine months ended		Nine months ended
September 27, 2013		September 28, 2012
Dividend Declared Date	Cash Dividend Declared, per Ordinary Share	Dividend Declared Date	Cash Dividend Declared, per Ordinary Share
September 6, 2013	$0.125	August 1, 2012	$0.10
May 31, 2013	$0.125	May 2, 2012	$0.10
March 29, 2013	$0.125	February 29, 2012	$0.10

On February 20, 2013, our Board of Directors increased the interim cash dividend from $0.10 to $0.125 per ordinary share to shareholders of record on March 6, 2013.

We paid $21.2 million and $17.4 million in dividends for the nine months ended September 27, 2013 and September 28, 2012, respectively.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $157.3 million for the first nine months of 2013 as compared with $229.5 million for the first nine months of 2012, a decrease of $72.2 million.  The decrease in cash provided by operating activities was principally attributable to lower net income combined with higher levels of trade accounts receivable and higher levels of inventory, principally canned pineapple, fresh produce in-transit and prepared food products in the Middle East, partially offset by higher accounts payable and accrued expenses. These increased levels of accounts receivable, inventory and accounts payable and accrued expenses were principally due to higher net sales and increased production of prepared food products.

Working capital was $570.9 million at September 27, 2013 compared with $563.5 million at December 28, 2012, an increase of $7.4 million. This increase in working capital is primarily due to higher trade accounts receivables, partially offset by higher accounts payable and accrued expenses, principally as a result of higher net sales.

Net cash used in investing activities for the first nine months of 2013 was $73.2 million compared with $64.5 million for the first nine months of 2012. Net cash used in investing activities for the first nine months of 2013 consisted of capital expenditures of $89.9 million, partially offset by proceeds from sales of property, plant and equipment of $8.9 million and proceeds from sale of securities available for sale of $7.8 million. Capital expenditures for the first nine months of 2013 were primarily for expansion of our distribution and manufacturing facilities in North America, including a new distribution center in Canada with banana ripening and fresh-cut manufacturing capabilities combined with improvements of production facilities in Costa Rica, Guatemala, Chile and the Philippines. These capital expenditures are related to the other fresh produce and banana segments. Capital expenditures during the first nine months of 2013 also included expansion and improvements of our production facilities in Kenya and Greece and distribution facilities in Saudi Arabia related to the prepared food and banana segments and the acquisition of two pre-owned refrigerated vessels. Proceeds from sale of property, plant and equipment for the first nine months of 2013 consisted of the sale of a distribution center in the United Kingdom and other surplus equipment. During the first nine months of 2013, we sold $7.8 million of available-for-sale securities that were acquired during 2012 and recognized a gain of $2.3 million.

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

Net cash used by financing activities for the first nine months of 2013 was $95.8 million compared with net cash used in financing activities of $187.2 million for the first nine months of 2012. Net cash used by financing activities for the first nine months of 2013 consisted of net repayments on long-term debt of $26.1 million, dividends paid of $21.2 million and $93.2 million of repurchase of our ordinary shares, partially offset by contributions from noncontrolling interests, net of $3.6 million and proceeds from stock options exercised of $41.1 million.

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

At September 27, 2013, we had $94.2 million outstanding under the Credit Facility bearing interest at a per annum rate of 1.59%.  In addition, we pay a fee on unused commitments.

The Credit Facility is unsecured as long as we meet a certain leverage ratio and also requires us to comply with certain financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers. As of September 27, 2013, we were in compliance with all of the financial and other covenants contained in the Credit Facility.

At September 27, 2013, we had $408.7 million available under committed working capital facilities, primarily under the Credit Facility.  At September 27, 2013, we applied $11.3 million to the letter of credit facility, comprised primarily of certain contingent obligations and other governmental agencies and purchases of equipment guarantees.  We also had $11.6 million in other letters of credit and bank guarantees not included in the letter of credit facility.

As of September 27, 2013, we had $99.7 million of long-term debt and capital lease obligations, including the current portion, consisting of $94.2 million outstanding under the Credit Facility, $0.7 million of capital lease obligations and $4.8 million of other long-term debt and notes payable.

Based on our operating plan, combined with our borrowing capacity under our Credit Facility, we believe we will have sufficient resources to meet our cash obligations in the foreseeable future.

As of September 27, 2013, we had cash and cash equivalents of $30.6 million.

As a result of the closure of distribution centers in the United Kingdom and the previously announced closure of our Hawaii pineapple operations, we paid approximately $3.1 million in contractual obligations and termination benefits during the first nine months of 2013. We expect to make additional payments of approximately $2.9 million principally related to the closure of certain facilities in the United Kingdom and Germany.

The fair value of our derivatives changed from a net liability of $13.9 million as of December 28, 2012, to a net liability of $0.7 million as of September 27, 2013 related to our foreign currency cash flow and bunker fuel swap hedges.  For foreign currency hedges, these fluctuations are primarily related to a weaker U.S. dollar relative to the euro and British pound and a stronger U.S. dollar relative to the Japanese yen when compared to the contracted exchange rates. We also entered into bunker fuel swap agreements that are in a net asset position of $0.5 million. We expect that a net loss of $0.6 million and $0.1 million will be transferred to earnings during the next 12 months and last three months of 2014, respectively, along with the earnings effect of the related forecasted transactions.

Recent Developments

In early October 2013, we acquired approximately 7,200 total acres of agricultural production land, packing houses and farm equipment in Florida and Virginia for approximately $36.8 million related to the other fresh produce segment. We believe, this acquisition of field grown tomato assets complements our state-of-the-art greenhouse operations in Costa Rica and Guatemala and gives us the opportunity to continue to expand our tomato and vegetable product offerings and enable us to provide our customers with high-quality, locally grown produce, strengthening our competitive position in the tomato industry.

In early October 2013, we also acquired a pineapple plantation in Costa Rica of approximately 1,850 total acres consisting of agricultural production land, packing houses and farm equipment for approximately $19.4 million. This acquisition expands our productive capacity of gold pineapples in Costa Rica by approximately 2 million boxes per year.

Results of Operations

The following tables present for each of the periods indicated (i) net sale by geographic region and (ii) net sales and gross profit by product category, and in each case, the percentage of the total represented thereby (U.S. dollars in millions, except percent data):

Net sales by geographic region:

	Quarter ended				Nine months ended
	September 27, 2013		September 28, 2012		September 27, 2013		September 28, 2012
North America	$459.2	53%	$420.2	53%	$1,516.1	54%	$1,413.9	53%
Europe	163.2	19%	145.5	19%	549.3	20%	546.0	21%
Middle East	132.4	16%	105.6	13%	376.8	13%	287.4	11%
Asia	95.9	11%	91.2	12%	322.6	12%	332.8	13%
Other	10.4	1%	26.3	3%	39.0	1%	64.2	2%
Total	$861.1	100%	$788.8	100%	$2,803.8	100%	$2,644.3	100%

Product net sales and gross profit:

	Quarter ended
	September 27, 2013				September 28, 2012
	Net Sales		Gross Profit		Net Sales		Gross Profit
Banana	$402.3	47%	$1.3	3%	$359.8	46%	$12.0	16%
Other fresh produce	366.1	42%	41.0	77%	335.2	42%	50.8	68%
Prepared food	92.7	11%	10.7	20%	93.8	12%	11.6	16%
Totals	$861.1	100%	$53.0	100%	$788.8	100%	$74.4	100%

	Nine months ended
	September 27, 2013				September 28, 2012
	Net Sales		Gross Profit		Net Sales		Gross Profit
Banana	$1,265.3	45%	$66.5	26%	$1,182.2	45%	$88.4	29%
Other fresh produce	1,278.1	46%	162.3	63%	1,210.1	45%	177.0	58%
Prepared food	260.4	9%	28.7	11%	252.0	10%	37.8	13%
Totals	$2,803.8	100%	$257.5	100%	$2,644.3	100%	$303.2	100%

Third Quarter 2013 Compared with Third Quarter 2012

Net Sales. Net sales for the third quarter of 2013 were $861.1 million compared with $788.8 million for the third quarter of 2012. The increase in net sales of $72.3 million was principally attributable to higher net sales of bananas and other fresh produce, partially offset by lower net sales of prepared food.

•
Net sales of bananas increased by $42.5 million principally due to higher sales volumes and per unit sales prices in Europe, the Middle East and Asia and higher sales volumes in North America. Worldwide banana sales volume increased 3%.

◦
Europe banana net sales increased primarily due to higher sales volume as a result of an expanded customer base in Germany combined with our increased direct sales initiative in the Southern European markets combined with an increase in per unit sales prices.

◦
Middle East banana net sales increased principally due to higher sales volumes from Central America and the Philippines primarily to new markets in the region combined with higher per unit sales prices.

◦	North America banana net sales increased due to higher sales volume primarily as a result of higher customer demand, partially offset by slightly lower per unit sales price.

◦
Asia banana net sales increased principally due to higher per unit sales prices as a result of improved market conditions combined with higher sales volumes from the Philippines, partially offset by unfavorable exchange rates.

•
Net sales in the other fresh produce segment increased $30.9 million principally as a result of higher net sales of non-tropical fruit, fresh-cut products and tomatoes, partially offset by lower net sales of pineapples.

◦
Net sales of non-tropical fruit increased principally due to higher sales volumes and per unit sales prices of avocados in North America as a result of increased consumer demand and increased supplies sourced from the U.S. and Latin America combined with higher sales volumes of apples and grapes in the Middle East principally as a result of increased supplies from South America. Partially offsetting these increases in net sales were lower per unit sales prices of grapes due to a late harvest in Chile which resulted in quality issues.

◦
Net sales of fresh-cut products increased principally due to higher sales volumes in North America that resulted from an expanded customer base and improved demand for our products. Also contributing to the increase were higher sales volumes in the Middle East that resulted from expansion into new markets and introduction of new products. Partially offsetting these increases in net sales of fresh-cut products were lower sales volumes in Europe as a result of lower customer demand.

◦
Net sales of pineapples decreased principally due to lower sales volumes in Asia as a result of lower production and lower sales volumes in Europe as a result of weak demand. Partially offsetting these decrease were higher sales volumes and per unit sales prices in the Middle East as a result of improved market conditions. Worldwide sales volume decreased 10%.

•
Net sales in the prepared food segment decreased $1.1 million principally due to lower sales volumes of frozen poultry products in Jordan as a result of poor market conditions, partially offset by higher sales volumes of canned deciduous fruit, canned pineapple and industrial products in Europe.

Cost of Products Sold.  Cost of products sold was $808.1 million for the third quarter of 2013 compared with $714.4 million for the third quarter of 2012, an increase of $93.7 million.  This increase was primarily attributable to higher sales volume and higher fruit cost which resulted from higher procurement and production costs, combined with higher distribution costs.

Gross Profit. Gross profit was $53.0 million for the third quarter of 2013 compared with $74.4 million for the third quarter of 2012, a decrease of $21.4 million.  This decrease was primarily attributable to lower gross profit in all segments.

•
Gross profit in the banana segment decreased $10.7 million primarily due to higher fruit cost resulting from higher procurement and production costs and higher ocean freight costs in the Middle East due to increased shipments from Central America combined with lower per unit selling prices and higher logistics costs in North America and unfavorable exchange rates in Asia. Partially offsetting these decreases in banana gross profit were higher per unit sales prices in Asia that resulted from lower industry volumes and higher sales volumes in North America, the Middle East and Europe. Worldwide banana per unit sales prices increased 8%, and per unit cost increased 12%.

•	Gross profit in the other fresh produce segment decreased $9.8 million principally due to lower gross profit on non-tropical fruit and fresh-cut products.

◦
Gross profit on non-tropical fruit decreased principally as a result of lower selling prices and higher cost of Chilean grapes due to delays in harvesting which resulted in quality issues. Also contributing to the decrease in gross profit were higher procurement cost of apples from Chile and lower per unit selling prices of apples in North America and the Middle East.

◦	Gross profit on fresh-cut products decreased principally due to higher production and logistics costs in North America.

•
Gross profit in the prepared food segment decreased by $0.9 million principally as a result of higher cost and lower selling prices of pineapple industrial products in the Middle East combined with higher cost of canned deciduous products and lower selling prices for tomato products in Europe. Partially offsetting these decreases were higher gross profit in our poultry business in Jordan as a result of improved selling prices.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $0.1 million from $46.2 million in the third quarter of 2012 to $46.3 million for the third quarter of 2013. The increase was principally higher selling and marketing expenses in Europe, partially offset by lower executive compensation expense.

Loss (Gain) on Disposal of Property, Plant and Equipment. The loss on disposal of property, plant and equipment of $0.2 million during the third quarter of 2013 was principally related to the sale of surplus equipment. The gain on disposal of property, plant and equipment of $2.1 million during the third quarter of 2012 was principally due to the sale of shipping related and other surplus equipment.

Asset Impairment and Other Charges (Credits), Net. Asset impairment and other charges (credits), net, were a credit of $0.9 million during the third quarter of 2013 as compared with an expense of $2.1 million during the third quarter of 2012. During the third quarter of 2013, we recorded a credit of $2.5 million due to the sale of a previously impaired under-utilized facility in the United Kingdom, $0.7 million in asset impairment related to the closure of an under-utilized distribution center in Germany, $0.7 million in asset impairments for the closure of certain areas of a banana plantation in the Philippines due to underperformance and $0.2 million in exit activity charges related to the closure of two distribution centers in Poland, all principally related to the banana segment. During the third quarter of 2012, we recorded $1.3 million in asset impairments and other charges related to floods in our Costa Rica banana operations, $0.5 million in termination benefits related to the closure of an under-performing fresh-cut facility in the United Kingdom in the other fresh produce segment and $0.3 million in other charges related to Hawaii in the other fresh produce segment.

Operating Income.  Operating income for the third quarter of 2013 decreased by $20.8 million from $28.2 million in the third quarter of 2012 to $7.4 million for the third quarter of 2013. This decrease was due to lower gross profit, higher selling, general and administrative expense and a loss on disposal of property, plant and equipment, partially offset by a credit in asset impairment and other charges.

Interest Expense.  Interest expense increased by $0.6 million during the third quarter of 2013 as compared with the third quarter of 2012 principally as a result of higher average loan balances, partially offset by lower interest rates.

Other Expense (Income), Net.  Other expense (income), net was expense of $0.2 million for the third quarter of 2013 compared to expense of $3.3 million for the third quarter of 2012. The change in other expense (income) of $3.1 million was principally attributable to foreign exchange losses incurred during the third quarter of 2012 as compared with foreign exchange gains during the third quarter of 2013.

Provision for Income Taxes. Provision for income taxes was $1.6 million for the third quarter of 2013 compared to $0.2 million for the third quarter of 2012. The increase in the provision for income taxes of $1.4 million is primarily due to higher taxable income in certain jurisdictions with higher tax rates.

First Nine Months of 2013 Compared with First Nine Months of 2012

Net Sales. Net sales for the first nine months of 2013 were $2,803.8 million compared with $2,644.3 million for the first nine months of 2012. The increase in net sales of $159.5 million was attributable to higher net sales of bananas, other fresh produce and prepared food.

•
Net sales of bananas increased by $83.1 million principally due to higher sales volume in Europe, the Middle East and North America, partially offset be lower sales volumes in Asia. Worldwide banana sales volume increased by 4%.

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

◦
Asia banana net sales increased principally due to higher per unit sales prices resulting from lower industry volumes, partially offset by lower sales volumes due to the effects of a typhoon during the fourth quarter of 2012 and unfavorable exchange rates.

•
Net sales in the other fresh produce segment increased $68.0 million principally as a result of higher net sales of non-tropical fruit, fresh-cut products and tomatoes, partially offset by lower net sales of pineapples and non-produce operations.

◦
Net sales of non-tropical fruit increased principally due to higher sales volumes of avocados in North America and apples and citrus in the Middle East primarily a result of increased customer demand. Also, contributing to the increase in net sales were higher sales volumes of grapes in North America and the Middle East principally due to increased supplies from Chile.

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

◦
Net sales of pineapples decreased principally as a result of lower sales volumes in Asia due to lower production. Also contributing to the decrease in pineapple net sales were lower sales volumes in Europe resulting from weak demand. Partially offsetting these decreases were higher sales volumes and per unit sale prices in North America and higher sales volumes in the Middle East. Worldwide sales volume decreased by 6%.

•
Net sales in the prepared food segment increased $8.4 million principally as a result of higher beverages sales volumes in the Middle East as a result of expanded production combined with higher sales volumes of canned pineapple and industrial products in Europe and meat products in Jordan resulting from improved customer demand.

Cost of Products Sold. Cost of products sold was $2,546.3 million for the first nine months of 2013 compared with $2,341.1 million for the first nine months of 2012, an increase of $205.2 million. This increase in cost of products sold was primarily attributable to a 3% increase in sales volumes, higher fruit cost as a result of higher procurement and production cost combined with higher ocean freight and distribution costs.

Gross Profit. Gross profit was $257.5 million for the first nine months of 2013 compared with $303.2 million for the first nine months of 2012, a decrease of $45.7 million. This decrease was primarily attributable to lower gross profit in all segments.

•
Gross profit in the banana segment decreased $21.9 million primarily due to higher fruit cost resulting from higher procurement and production costs, lower per unit selling prices in Europe principally the result of unfavorable exchange rates and lower per unit selling prices in North America due to competitive market pricing. Also contributing to the decrease were higher ocean freight costs in the Middle East due to increased shipments from Central America. Partially offsetting these decreases in banana gross profit were higher per unit sales prices in Asia and the Middle East. Worldwide banana per unit sales prices increased 3% and per unit cost increased 6%.

•	Gross profit in the other fresh produce segment decreased $14.7 million principally due to lower gross profit on fresh-cut products, non-tropical fruit, non-produce operations and pineapples.

◦
Gross profit on fresh-cut products decreased principally due to higher production and logistics costs in North America, partially offset by higher sales prices in Europe and the Middle East and higher sales volumes in Asia.

◦	Gross profit on non-tropical fruit decreased principally due to higher fruit cost on apples in the Middle East and lower selling prices on grapes in Europe.

◦	Gross profit on non-produce operations decreased as a result of lower sales in our Chilean plastic operations due to a temporary volume reduction that resulted from downtime for plant improvement.

◦
Gross profit on pineapples decreased principally as a result of lower sales volumes in Asia as a result of lower production in the Philippines. Also contributing to the decrease in gross profit were lower sales volumes in Europe due to weak customer demand combined with the negative effect of euro and yen exchange rates.

•
Gross profit in the prepared food segment decreased by $9.1 million principally as a result of lower selling prices for industrial products and canned pineapple due to higher industry supplies and higher per unit cost of canned pineapples and deciduous fruit which resulted principally from higher production costs. Partially offsetting these decreases were higher gross profit on our poultry and meat products business in Jordan principally as a result of higher sales prices.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $2.6 million from $137.2 million for the first nine months of 2012 to $134.6 million for the first nine months of 2013. The decrease was due to lower legal and professional fees and lower selling and marketing expenses in Europe, partially offset by higher executive compensation.

Loss (Gain) on Disposal of Property, Plant and Equipment. The gain on disposal of property, plant and equipment of $0.3 million during the first nine months of 2013 was primarily related to the sale of surplus equipment. The gain on disposal of property, plant and equipment of $0.7 million during the first nine months of 2012 was primarily related to a gain from the sale of a refrigerated vessel and shipping-related and other surplus equipment, partially offset by losses from the disposal of banana plants in certain areas of our Costa Rica plantation in order to replant and improve productivity.

Asset Impairment and Other Charges (Credits), Net. Asset impairment and other charges (credits), net were $11.1 million during the first nine months of 2013 as compared with $3.2 million during the first nine months of 2012.

During the first nine month of 2013, we recorded the following asset impairments and other charges (credits):

•	a credit of $2.5 million related to the sale of a previously impaired under-utilized facility in the United Kingdom related to the banana segment.

•	$7.1 million in asset impairment related to previously announced exit activities in Brazil in the other fresh produce segment;

•	$4.0 million in asset impairment related to underperforming assets in Costa Rica in the banana segment;

•	$1.6 million in asset impairments and other charges related to the closure of two underutilized distribution centers in Germany in the banana segment;

•	$0.3 million in asset impairments and other charges related to the closure of a watermelon farm in Costa Rica in the other fresh produce segment;

•	$0.7 million in asset impairment related to the closure of certain areas of a banana plantation in the Philippines due to underperformance;

•	$0.2 million in termination benefits related to the closure of two distribution centers in Poland in the banana segment; and

•	a net credit of $0.3 million related to over-accrued exit activity costs in Hawaii in the other fresh produce segment.

During the first nine months of 2012, we recorded the following asset impairments and other charges:

•	$1.5 million in termination benefits related to the closure of an under-performing fresh-cut facility in the United Kingdom in the other fresh produce segment;

•	$1.8 million of asset impairments related to the closure of an under-utilized facility in the United Kingdom in the banana segment;

•	a credit of $1.9 million due to the sale of assets previously impaired in 2011 due to our melon program rationalization in Guatemala related to the other fresh produce segment;

•	$1.3 million in asset impairments and other charges related to floods in our Costa Rica banana operations; and

•	$0.5 million in other charges in Hawaii related to the other fresh produce segment.

Operating Income. Operating income decreased by $51.4 million from $163.5 million in the first nine months of 2012 to $112.1 million for the first nine months of 2013. The decrease in operating income was due to lower gross profit, a lower gain on disposal of property, plant and equipment and higher asset impairment and other charges (credits), net, partially offset by lower selling, general and administrative expenses.

Interest Expense. Interest expense decreased by $0.1 million from $2.2 million for the first nine months of 2012 to $2.1 million for the first nine months of 2013, principally due to lower interest rates.

Other Expense (Income), Net. Other expense (income), net, was income of $15.7 million for the first nine months of 2013 as compared with expense of $5.9 million for the first nine months of 2012. The change in other expense (income), net of $21.6 million is principally attributable to a $16.6 million gain related to the favorable judgment awarded in litigation combined with a gain on sale of equity securities and lower foreign exchange losses during 2013.

Provision for Income Taxes. Provision for income taxes was $17.1 million for the first nine months of 2013 as compared with $9.7 million for the first nine months of 2012. The tax provision for the first nine months of 2013 and 2012 includes approximately $1.8 million and $9.0 million of credits, respectively, primarily due to reversals of uncertain tax positions as a result of a lapse in the statute of limitations and settlement of tax audits and litigation in certain foreign jurisdictions.

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

Item 4.        Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 27, 2013. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the quarter ended September 27, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

See Note 11, “Commitments and Contingencies”, to the Consolidated Financial Statements, Part I, Item 1 included herein.

Item 1A.        Risk Factors

There have been no material changes in the risk factors from the information provided in Item 1A. Risk Factors of our annual report on Form 10-K for the year ended December 28, 2012.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our purchases of ordinary shares during the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
June 29, 2013 through July 31, 2013	37,897	$28.00	37,897	$258,738,820
August 1, 2013 through August 31, 2013	—	$—	—	$258,738,820
September 1, 2013 through September 27, 2013	—	$—	—	$258,738,820
Total	37,897	$28.00	37,897	$258,738,820

(1)	In the quarter ended September 27, 2013, we repurchased and retired 37,897 of our ordinary shares.

(2)	On May 1, 2013, we announced that our Board of Directors, at their May 1, 2013 board meeting, approved a three-year stock repurchase program of up to $300 million of our ordinary shares.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 6.        Exhibits

31.1*	Certification of Chief Executive Officer filed pursuant to 17 CFR 240.13a-14(a).

31.2*	Certification of Chief Financial Officer filed pursuant to 17 CFR 240.13a-14(a).

32*	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 17 CFR 240.13a-14(b) and 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
_____________________

*	Filed herewith

**
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 27, 2013 and December 28, 2012, (ii) Consolidated Statements of Income for the quarters and nine months ended September 27, 2013 and September 28, 2012, (iii) Consolidated Statements of Comprehensive Income for the quarters and nine months ended September 27, 2013 and September 28, 2012, (iv) Consolidated Statement of Cash Flows for the nine months ended September 27, 2013 and September 28, 2012 and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fresh Del Monte Produce Inc.

Date:	October 29, 2013	By:	/s/ Hani El-Naffy
Hani El-Naffy
President & Chief Operating Officer

		By:	/s/ Richard Contreras
Richard Contreras
Senior Vice President & Chief Financial Officer