Form 10-K
period 2013-12-27
FRESH DEL MONTE PRODUCE INC
filed 2014-02-21
CIK 1047340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2013

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

 Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐ No   ☒

The aggregate market value of Ordinary Shares held by non-affiliates at June 28, 2013, the last business day of the registrant’s most recently completed second quarter, and was $1,009,872,287 based on the number of shares held by non-affiliates of the registrant and the reported closing price of Ordinary Shares on June 28, 2013 of $27.88.

As of February 14, 2014, there were 56,229,354 ordinary shares of Fresh Del Monte Produce Inc. issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the 2014 Annual General Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year are incorporated by reference in Part III of this report.

Forward-Looking Statements

     In this Annual Report (the “Report”), references to “$” and “dollars” are to United States dollars. References in this Report to Fresh Del Monte, “we”, “our” and “us” refer to Fresh Del Monte Produce Inc. and its subsidiaries, unless the context indicates otherwise. Percentages and certain amounts contained herein have been rounded for ease of presentation. Any discrepancies in any table between totals and the sums of amounts listed are due to rounding. As used herein, references to the years ended 2011, 2012 and 2013 are to fiscal years ended December 30, 2011, December 28, 2012 and December 27, 2013, respectively.

This Report, information included in future filings by us and information contained in written material, press releases and oral statements, issued by or on behalf of us contains, or may contain, statements that constitute forward-looking statements in particular, information in Item 1. Business and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trend Information, contained in this Report.  In this Report, these statements appear in a number of places and include statements regarding the intent, beliefs or current expectations of us or our officers (including statements preceded by, followed by or that include the words “believes”, “expects”, “anticipates” or similar expressions) with respect to various matters, including our plans and future performance.  These forward-looking statements involve risks and uncertainties.  Fresh Del Monte’s actual plans and performance may differ materially from those in the forward-looking statements as a result of various factors, including (i) the uncertain global economic environment and the timing and strength of a recovery in the markets we serve, and the extent to which adverse economic conditions continue to affect our sales volume and results, including our ability to command premium prices for certain of our principal products, or increase competitive pressures within the industry, (ii) the impact of governmental initiatives in the United States and abroad to spur economic activity, including the effects of significant government monetary or other market interventions on inflation, price controls and foreign exchange rates, (iii) the impact of governmental trade restrictions, including adverse governmental regulation that may impact our ability to access certain markets, (iv) our anticipated cash needs in light of our liquidity, (v) the continued ability of our distributors and suppliers to have access to sufficient liquidity to fund their operations, (vi) trends and other factors affecting our financial condition or results of operations from period to period, including changes in product mix or consumer demand for branded products such as ours, particularly as consumers remain price-conscious in the current economic environment; anticipated price and expense levels; the impact of crop disease, severe weather conditions, such as flooding, or natural disasters, such as earthquakes, on crop quality and yields and on our ability to grow, procure or export our products; the impact of prices for petroleum-based products and packaging materials; and the availability of sufficient labor during peak growing and harvesting seasons, (vii) the impact of pricing and other actions by our competitors, particularly during periods of low consumer confidence and spending levels, (viii) the impact of foreign currency fluctuations, (ix) our plans for expansion of our business (including through acquisitions) and cost savings, (x) our ability to successfully integrate acquisitions into our operations, (xi) the impact of impairment or other charges associated with exit activities, crop or facility damage or otherwise, (xii) the timing and cost of resolution of pending and future legal and environmental proceedings or investigations, (xiii) the impact of changes in tax accounting or tax laws (or interpretations thereof), and the impact of settlements of adjustments proposed by the Internal Revenue Service or other taxing authorities in connection with our tax audits, and (xiv) the cost and other implications of changes in regulations applicable to our business, including potential legislative or regulatory initiatives in the United States or elsewhere directed at mitigating the effects of climate change. All forward-looking statements in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

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

History and Development of Fresh Del Monte

Our legal name is Fresh Del Monte Produce Inc., and our commercial name is Del Monte Fresh Produce. We are an exempted holding company, incorporated under the laws of the Cayman Islands on August 29, 1996. At December 27, 2013, the close of our most recent fiscal year, members of the Abu-Ghazaleh family directly owned 33.8% of our outstanding Ordinary Shares.

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

Our global business, conducted through our subsidiaries, is primarily the worldwide sourcing, transportation and marketing of fresh and fresh-cut produce together with prepared food products in Europe, Africa and the Middle East. We source our fresh produce products (bananas, pineapples, melons, tomatoes, grapes, apples, pears, peaches, plums, nectarines, cherries, citrus, avocados, blueberries and kiwi) primarily from Central and South America, Africa, the Philippines, North America and Europe.  We source our prepared food products primarily from Africa, Europe and the Middle East.  Our products are sourced from company-owned operations, through joint venture arrangements and through supply contracts with independent producers.  We distribute our products in North America, Europe, Asia, the Middle East, Africa and South America.

In October 2013, we acquired approximately 7,200 total acres of agricultural production land, packing houses and farm equipment in Florida and Virginia related to the other fresh produce segment for approximately $36.8 million. We believe this acquisition of field tomato and vegetable assets complements our state-of-the-art greenhouse operation in Costa Rica and Guatemala and gives us the opportunity to continue to expand our tomato and vegetable product offerings. Also, it enables us to provide our customers with high-quality, locally grown produce, strengthening our competitive position in the tomato industry.

In October 2013, we also acquired a pineapple plantation in Costa Rica of approximately 1,850 total acres consisting of agricultural production land, packing houses and farm equipment for approximately $19.4 million. This acquisition expands our productive capacity of gold pineapples in Costa Rica by approximately 2 million boxes per year.

During October 2013, we also acquired a banana plantation on leased land in the Philippines for approximately $5.3 million. This acquisition, consisting principally of approximately 1,000 acres of growing crop, leasehold rights and related packing houses and farm equipment, further increases our productive capacity in the Philippines.

Our capital expenditures totaled $159.5 million in 2013, consisting primarily of approximately $49.6 million for expansion and improvements to production facilities in Costa Rica, Guatemala, the Philippines and Chile related to the banana and other fresh produce segments; $39.3 million for expansion of our tomato and vegetable assets in North America related to the other fresh produce segment (see acquisition of approximately 7,200 acres above); $16.8 million principally for improvements and expansion of production facilities in Kenya, Greece and Jordan related to the prepared food segment; $32.7 million principally for the construction of distributions centers in Canada and France and improvements and expansion of distribution centers in the United States and the Middle East principally related to the banana and other fresh produce segment; and $8.3 million for expansion of our fresh-cut production facilities primarily in North America related to the other fresh produce segment. During 2013, capital expenditures also included approximately $9.7 million for the acquisition of two refrigerated vessels and related shipping equipment and $3.1 million for information technology systems.

Our capital expenditures totaled $79.7 million in 2012, consisting primarily of approximately $37.6 million for expansion and improvements to production facilities in Costa Rica, Guatemala, the Philippines, Chile and Brazil related to the banana and other fresh produce segments and $16.6 million for expansion and improvements of production facilities in Saudi Arabia, Kenya and Greece related to the prepared food segment. In addition, during 2012, we also made capital expenditures of $11.7 million for the acquisition of refrigerated vessels and $10.1 million, principally for improvements to our distribution facilities in North America related to the banana segment and $3.7 million for information technology systems. Our capital expenditures totaled $79.4 million in 2011, consisting of approximately $30.5 million, principally for improvements and expansion of production facilities in Costa Rica, Guatemala, North America and Chile related to the other fresh produce segment and $26.2 million for improvements and expansion of production facilities in Guatemala, Costa Rica and distribution facilities in North America and Saudi Arabia related to the banana segment. Our capital expenditures in 2011 also included $22.7 million for improvements and expansion of production facilities in Jordan, Saudi Arabia, Kenya and Greece related to the prepared food segment.
The principal capital expenditures planned for 2014 consist primarily of the expansion and improvement of production facilities in Costa Rica, Kenya, the Philippines, Nicaragua and Chile combined with expansion and improvements of our distribution and fresh-cut facilities in North America and Asia and production facilities in the Middle East.

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

We have leading market positions in the following product categories. We believe we are:

•	the number one marketer of fresh pineapples worldwide

•	the third-largest marketer of bananas worldwide;

•	a leading marketer of branded fresh-cut fruit in the United States, Japan, the United Kingdom, United Arab Emirates and Saudi Arabia;

•	a leading grower, re-packer and marketer of tomatoes in the United States;

•	a leading year-round marketer of branded grapes in the United States;

•	a leading marketer of branded non-tropical fruit in selected markets; and

•	a leading marketer for branded canned fruit and pineapple in the European Union (EU) and other European markets and the Middle East.

We source and distribute our fresh produce products globally. Our products are grown primarily in Central and South America, Africa and the Philippines. We also source products from North America and Europe. Our products are sourced from company-controlled farms and independent growers. At year end 2013, we transported our fresh produce to markets using our fleet of 15 owned and 8 chartered refrigerated vessels, and we operated four port facilities in the United States. We also operated 39 distribution centers, generally with cold storage and banana ripening facilities in our key markets worldwide, including the United States, Germany, Japan, South Korea, Hong Kong, France the United Arab Emirates and Saudi Arabia. We also operate 15 fresh-cut facilities in the United States, the United Kingdom, Japan, the United Arab Emirates and Saudi Arabia, some of which are located within our distribution centers. Through our vertically integrated network, we manage the transportation and distribution of our products in a continuous temperature-controlled environment. This enables us to preserve quality and freshness, and to optimize product shelf life, while ensuring timely and year-round distribution. Furthermore, our position as a volume producer and shipper of bananas allows us to lower our average per-box logistics cost and to provide regular deliveries of our premium fresh fruit to meet the increasing demand for year-round supply.

We market and distribute our products to retail stores, club stores, wholesalers, distributors and foodservice operators in more than 100 countries around the world. North America is our largest market, accounting for 54% of our net sales in 2013. Europe, the Middle East and Asia regions are our other major markets, accounting for 19%, 14% and 12% of our net sales in 2013, respectively. Our distribution centers and fresh-cut facilities address the growing demand from supermarket chains, club stores, foodservice providers, mass merchandisers and independent grocers to provide value-added services, including the preparation of fresh-cut produce, ripening, customized sorting and packing, just-in-time and direct-store-delivery and in-store merchandising and promotional support. Large national chains are increasingly choosing fewer suppliers which can serve all of their needs on a national basis. We believe that there is a significant opportunity for a company like ours with a full fresh and fresh-cut produce line, a well-recognized brand, a consistent supply of quality produce and a national distribution network to become the preferred supplier to these large retail, convenience store chains and foodservice customers. We believe that we are uniquely positioned as a preferred supplier, and our goal is to expand on this status by increasing our leading position in fresh-cut produce, expanding our banana and pineapple business and diversifying our other fresh produce selections.  We are a multinational company offering a variety of fresh produce in all major markets along with fresh-cut produce in selected markets and a prepared food product line that includes prepared fruit and vegetables, juices, beverages and snacks in Europe, Africa, the Middle East and countries formerly part of the Soviet Union.

Our strategy is a combination of maximizing revenues from our existing infrastructure, entering new markets and strict cost control initiatives. We plan to continue to capitalize on the growing global demand for fresh produce and expand our reach into existing and new markets. We expect sales growth of fresh produce in key markets by increasing sales volume and per unit sales prices as permitted by market conditions.   Our strategy includes increasing volumes from existing production and distribution facilities in order to improve operating efficiencies and reduce per unit costs. We plan additional investments in production facilities in order to expand our product offering in established markets and continue with our recent expansion in growth markets, such as the Middle East, Africa and countries formerly part of the Soviet Union. We also plan additional investments in our North America and Asia distribution and fresh-cut fruit facilities to support our planned growth in these markets.

Products Sourcing and Production

Our products are grown and sourced primarily in Central and South America, Africa and the Philippines. We also source products from North America and Europe. In 2013, 50% of the fresh produce we sold was grown on company-controlled farms and the remaining 50% was acquired primarily through supply contracts with independent growers. Costa Rica is our most significant sourcing location representing approximately 33% of our total sales volume of fresh produce products and where 42% of our property, plant and equipment was located in 2013.
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

The following table indicates our net sales by product for the last three years:

	Year ended
	December 27, 2013		December 28, 2012		December 30, 2011
	(U.S. dollars in millions)
Net sales by product category:
Banana	$1,692.2	46%	$1,544.6	45%	$1,653.1	46%
Other fresh produce:
Gold pineapples	509.7	14%	512.8	15%	529.3	15%
Fresh-cut produce	408.3	11%	391.0	11%	353.8	10%
Non-tropical fruit	394.5	11%	332.1	10%	333.7	9%
Melons	115.6	3%	113.8	3%	123.3	3%
Tomatoes	82.4	2%	72.7	2%	104.8	3%
Vegetables	55.3	1%	54.6	2%	64.4	2%
Other fruit, products and services	72.7	2%	67.8	2%	72.3	2%
Total other fresh produce	1,638.5	44%	1,544.8	45%	1,581.6	44%
Prepared food	353.0	10%	331.8	10%	355.0	10%
Total	$3,683.7	100%	$3,421.2	100%	$3,589.7	100%

 See Note 22, “Business Segment Data”, to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data for further information.

Bananas

Bananas are the leading internationally traded fresh fruit in terms of volume and dollar sales and one of the best-selling fresh fruit in the United States.  Europe and North America are the world’s largest banana markets and Asia is the third largest market. According to the latest published statistics from the FAO, in 2011, Europe, North America, Asia and the Middle East

consumed 19.4, 10.2, 5.7 and 3.4 billion pounds of bananas, respectively. Bananas are a key produce department product due to their high turnover and the premium margins obtained by retailers.

Bananas have a relatively short growing cycle and are grown in tropical locations with humid climates and heavy rainfall, such as Central and South America, the Caribbean, the Philippines and Africa. Bananas are grown throughout the year in these locations, although demand and prices fluctuate based on the relative supply of bananas and the availability of seasonal and alternative fruit.

We believe that we are the world’s third-largest marketer of bananas, based on internally generated data.  Our banana sales in North America, Europe, Asia and the Middle East accounted for approximately 50%, 20%, 18% and 12% of our net sales of bananas in 2013, respectively. We produced approximately 41% of the banana volume we sold in 2013 on company-controlled farms, and we purchased the remainder from independent growers.

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

Due in part to limitations in the Philippines on foreign ownership of land, we purchase the majority of bananas in the Philippines through long-term contracts with independent growers. Approximately 87% of our Philippine-sourced bananas are supplied by one grower, representing 17% of the Philippines banana industry volume in 2013.  In the Philippines, we have leased approximately 3,300 hectares of land where we have planted approximately 2,000 hectares of bananas for the Asia and the Middle East markets.

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

We believe that we are the market leader of fresh pineapples worldwide, based on internally generated data.   Pineapple sales in North America, Europe, Asia and the Middle East accounted for 60%, 19%, 15% and 5%, respectively, of our net sales of pineapples in 2013.  From 1996 to 2013, our volume of the Del Monte Gold® Extra Sweet pineapple increased from 2.5 million boxes to 28.4 million boxes. Based on the latest FAO data, for the 10-year period from 2001 to 2011, the volume of pineapple sales in Europe, North America, Asia and the Middle East increased by 159%, 150% and 88% and 1,069%, respectively. We believe that a substantial portion of this growth is due to our introduction of the Del Monte Gold® Extra Sweet pineapple. As a result of our continued expansion of existing pineapple operations, we expect to continue to increase the sales volume of our extra sweet pineapples in the near future with extra sweet pineapples grown in Costa Rica and the Philippines.

 The principal production and procurement areas for our gold pineapples are Costa Rica and the Philippines. Given the complexity of pineapple cultivation relative to our bananas, a higher percentage of the fresh pineapples we sell (73% by volume in 2013) are produced on company-controlled farms.

Fresh-Cut Produce

Fresh-cut produce first gained prominence in many U.S. and European markets with the introduction of washed and cut vegetables. While packaged salads continue to lead the category of fresh-cut produce sales, the category has expanded significantly to include pineapples, melons, mangos, grapes, citrus and assorted vegetable produce items that are washed, cut and packaged in a ready-to-use form. Market expansion has been driven largely by consumer demand for convenient, fresh, healthy and ready-to-eat food alternatives, as well as significant demand from foodservice operators. Within this market, we believe that there has been increasing differentiation between companies active primarily in the packaged salad market and other companies, like us, that can offer a wide variety of fresh-cut fruit and vegetable items.

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

We believe that the fresh-cut produce market continues to be one of the fastest-growing categories in the fresh produce segment, largely due to consumer trends favoring healthy and conveniently packaged ready-to-eat foods. We established a platform in this industry through acquisitions and by building upon our existing fresh-cut pineapple business. We believe that our experience in this market coupled with our sourcing and logistics capabilities and the DEL MONTE® brand have enabled us to achieve a leading position in this highly fragmented market. Based on the latest supermarket scan data as supplied by an independent market syndicated data provider for 2013, we believe that we are the market leader in branded fresh-cut fruit in the United States and the leading supplier of fresh-cut fruit to the convenience and club store channels. Our fresh-cut fruit products include Del Monte Gold® Extra Sweet pineapples, melons, grapes, citrus, apples, mangos, kiwis and other fruit items. The fruit we use in our fresh-cut operations are sourced within our integrated system of company-controlled farms and from GAP-certified (good agricultural practices) independent growers. We also offer fresh-cut vegetables for prepared salads. We purchase our vegetables for these purposes from GAP-certified independent growers principally in the United States, Europe and in the Middle East. Our purchase contracts for both fruit and vegetables are typically short-term and vary by produce item. Our fresh-cut products are sold in the United States, the United Kingdom, the Middle East and Japan.

Non-Tropical Fruit

Non-tropical fruit includes grapes, apples, pears, peaches, plums, nectarines, cherries, avocados, citrus and kiwis. Generally, non-tropical fruit grows on trees, bushes or vines that shed their leaves seasonally. Approximately 35% of our non-tropical fruit net sales are from grapes. Fresh grapes are a favorite quick, easy and healthy snack among consumers young and old. In addition to their taste, a growing body of research on fresh grapes suggests that grapes may offer significant health benefits as well.  Fresh grapes are a well-known fruit worldwide, fitting into almost any lifestyle. Based on the United States Department of Agriculture (“USDA”), Economic Research Service, the per capita consumption of fresh grapes during the 2012-2013 season was approximately 7.8 pounds. Fresh grapes are also processed for the production of wine, raisins, juices and canned products. The higher production cost and higher product value of fresh grapes result from more intensive production practices than are required for grapes grown for processing. While California supplies the majority of total grape volume, imports have made fresh grapes available year-round in the United States, with shipments mostly from Chile.  Most U.S. production is marketed from May to October.  Chilean grapes dominate the market from December to April.

Approximately 25% of our non-tropical fruit net sales are from the sale of avocados.  According to the latest published statistics from the USDA, for the 10-year period from 2003 to 2013, avocado imports to the United States increased by 719%.  Per capita consumption of avocados in the United Sates also increased significantly in the last 10 years.  According to the Economic Research Service of the USDA, per capita consumption of avocados reached approximately 5.3 pounds during the 2012-2013 season.

We sell a variety of non-tropical fruit, including all of the types referred to above.  In 2013, non-tropical fruit sales in North America, Europe, the Middle East, Asia and South America accounted for approximately 52%, 5%, 27%, 10% and 6%, respectively, of our total net sales of non-tropical fruit. We obtain our supply of non-tropical fruit from company-owned farms in Chile and from independent growers principally in Chile, the United States and Mexico.  In Chile, we purchase non-tropical fruit from independent growers and also produce a variety of non-tropical fruit on approximately 5,600 acres of company-owned or leased land. Our avocados are sourced principally from Mexico.  In Mexico, we have our own sourcing operations, ensuring a consistent supply of high-quality non-tropical fruit during the growing season. Purchase contracts for non-tropical fruit are typically made on an annual basis.

Melons

According to the latest FAO data, for the 10-year period from 2001 to 2011, the volume of imports of cantaloupes and other melons increased in Europe, North America, Asia and the Middle East by 47%, 3%, 44% and 90% respectively. Based on USDA Economic Research Service, during 2012, total per capita consumption of melons in the United States reached approximately 24.5 pounds, of which 7.6 pounds were cantaloupes. Melons are one of the highest volume fresh produce items, and this category includes many varieties, such as cantaloupe, honeydew, specialty melons and watermelon. During the summer and fall growing seasons in the United States, Canada and Europe, demand is met in large part by local suppliers of unbranded or regionally branded melons. By contrast, in North America and Europe, imports significantly increase, and melons generally command premium pricing from November to May. Melons are grown in temperate and tropical locations and have a relatively short growing cycle.

We sell a variety of melons including cantaloupe, honeydew, MAG® melon, watermelon and specialty melons, which we introduced to meet the different tastes and expectations of consumers. Cantaloupes represented approximately 74% of our melon sales volume in 2013. We are a significant producer and distributor of melons from November to May in North America by sourcing melons from our company-controlled farms and independent growers in Central America, where production generally occurs during this period.  Melons sold in North America and Europe from November to May generally command a higher price due to fewer operators and the lack of availability of alternative fruit. Melon sales in North America and Europe accounted for 94% and 5%, respectively, of our net sales of melons in 2013. Based on volume, we produced 90% of the melons we sold in 2013 on company-controlled farms and purchased the remainder from independent growers.

We are able to provide our customers in North America with a year-round supply of melons from diverse sources. For example, we supply the North America market during its summer season with melons from Arizona, California and the East Coast of the United States. In Arizona, we have our own melon growing operation on approximately 3,500 acres of leased land.

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

Tomatoes

The United States is one of the largest producers of tomatoes in the world, ranking second to China.  Mexico and Canada are also important suppliers of fresh tomatoes within North America. For 2012, The Packer, an industry publication, reported that fresh tomatoes were in 80% of American consumer's shopping carts and remained a top performer for food retailers, generating approximately 5.8% of a retailers’ total produce sales.

We source our tomatoes mainly from the United States, Mexico, Canada and Guatemala. The tomato category is highly fragmented with many growers, re-packers and wholesalers in various geographic regions of the United States.  As a high volume item, tomatoes are important for our network of distribution and re-packing facilities. This product category allows us to add value through leveraging our purchase volumes to reduce costs and perform the sorting, packaging and custom labeling locally, in addition to delivering on a just-in-time basis to retail chains and foodservice customers. With our fresh-cut fruit and vegetable facilities, we can add additional value by incorporating tomatoes into our consumer-packaged products. We have developed a greenhouse tomato operation in Guatemala where we source volume for the North America market.  During October 2013, we acquired approximately 7,200 total acres of agricultural production land, packing houses and farm equipment in Florida and Virginia in order to expand out tomato category in North America. We believe this acquisition of field tomato and vegetable assets complements our state-of-the-art greenhouse operation in Costa Rica and Guatemala and gives us the opportunity to continue to expand out tomato and vegetable product offerings. Also, it enables us to provide our customers with high-quality, locally grown produce, strengthening our competitive position in the tomato industry.

Vegetables

We distribute and market a variety of vegetables including potatoes, onions, bell peppers and cucumbers. While we sell bulk product, we also use our size and distribution network to find opportunities to add value such as sorting and packaging. We source our vegetables from independent growers in North and Central America and from our own greenhouse operation in Costa Rica. We plan to use the newly acquired agricultural production land in Florida and Virginia to grow vegetables for the North America market.

Other Fruit, Products and Services

We produce, distribute and market a variety of other fruit, including strawberries, plantains and mangos, as well as various other varieties of fruit. We source these other fruit items from company controlled farms and independent growers in Costa Rica, Colombia, Guatemala and the United States.

Included in Other Fruit, Products and Services is also our third-party ocean freight business, our third-party plastics and box manufacturing business. Our third-party ocean freight business allows us to generate incremental revenue on vessels’ return voyages to our product sourcing locations and when space is available on outbound voyages to our major markets, which reduces our overall shipping costs.  Our plastics and box manufacturing business produces bins, trays, bags and boxes. The box manufacturing business is intended mainly to satisfy internal packaging requirements. In the case of the plastic manufacturing business, we principally sell these products to third parties and also use a portion for our own internal packaging requirements.

Prepared Food

We have a royalty-free perpetual license to use the DEL MONTE® Trademark in connection with the production, manufacture, sale and distribution of prepared foods and beverages in over 100 countries throughout Western, Eastern and Central Europe, Africa, the Middle East and countries formerly part of the Soviet Union.  In Europe, Del Monte is the premier brand with an approximate 90 year history associated with fruit-based or fruit-derived products and is the leading brand for canned fruit and pineapple in many Western European markets. The Del Monte brand has had a presence in the United Kingdom, the largest market, since 1926 and is perceived to be a quality brand with high consumer awareness. The Del Monte® brand has a reputation with both consumers and retailers for value, quality and reliability.

We produce, distribute and market prepared pineapple, peaches, fruit cocktail, pears, tomatoes, fruit juices and other fruit and vegetables. Our prepared pineapple products are sourced from our own facility in Kenya. Our deciduous prepared food products, which include peaches, fruit cocktail, pears and apricots are principally sourced from our own facility in Greece and from independent producers. Our tomato products are sourced from independent producers in Europe and the Middle East. We also distribute and market beverages, including ambient juices and juice drinks as well as various snacks. Our prepared food products are sold primarily under the DEL MONTE® label and under the buyers’ own label for major retailers.  We also produce and market industrial products that are composed of fruit that has been processed in our production facilities in the form of purees, pulps and concentrates for further processing (juice, yogurt, cake manufacture, pizza, etc.) and for sale to the foodservice industry worldwide. We expect to continue investing in new product development to increase revenue, maintain our premium price position and market leadership in our product categories.  We plan to expand our offerings in the snack category by offering multiple varieties and sizes of fruit and vegetables in plastic pots with new and improved recipes and various juice bars, targeting the convenience store and foodservice trade in selected European and Middle East markets. During the fourth quarter of 2013, we impaired 100% of the goodwill and partially impaired the trademark associated with our 2004 acquisition of the prepared food business in Europe, Africa, the Middle East and countries formerly part of the Soviet Union. This impairment was principally due to the failure of this business to meet our expectations due to under-performance of the prepared food business in Europe combined with the recent cyclical downturn in industrial products. We are focusing on improving the European prepared food business and concentrating on higher growth markets in the Middle East.

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

We transport our fresh produce to markets worldwide using our fleet of 15 owned and 8 chartered refrigerated vessels. In addition, we also spot charter refrigerated vessels during the year based on seasonal requirements. During 2013, we acquired two pre-owned refrigerated vessels and sold one of our older vessels. The majority of our chartered vessels are chartered for terms of two to 10 years. We believe that our fleet of owned vessels, combined with longer-term charters, is effective in reducing our ocean freight costs and mitigates our exposure to the volatility of the charter market.  We also operate a fleet of approximately 4,500 refrigerated containers, 15% are owned and the remaining 85% are under operating leases. Our logistics system is supported by various information systems. As a vertically integrated food company, managing the entire distribution chain from the field to the customer requires the technology and infrastructure to meet our customers’ complex delivery needs.

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

We have an exclusive worldwide license to the Controlled Ripening Technology (“CRT”), one of the most recent innovations in banana packaging.  CRT packaging was created for individual single-serve packages, a 10-pound institutional pack and 40-pound bulk as well as bagged banana boxes.  This packaging utilizes state-of-the-art technology to help improve the ripening and handling process while helping retailers increase banana sales, reduce product losses and maximize profits by extending the product’s yellow shelf life.

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

During 2013, one customer, Wal-Mart, Inc. (including its affiliates), accounted for approximately 12% of our total net sales. These sales are reported in our banana, other fresh produce and prepared food segments. No other customer accounted for 10% or more of our net sales. In 2013, the top 10 customers accounted for approximately 29% of our net sales.

Note 22, “Business Segment Data” included in Item 8. Financial Statements and Supplementary Data contains information regarding net sales to external customers attributable to each of our reportable segments and geographic regions, gross profit by each of our reportable segments, total assets attributable to each of our geographic regions, and information concerning the dependence of our reportable segments on foreign operations, for each of the years 2013, 2012 and 2011.

North America

In 2013, 54% of our net sales were in North America. In North America, we have established a highly integrated sales and marketing network that builds on our ability to control transportation and distribution throughout our extensive logistics network. We operate a total of 23 distribution centers and fresh-cut facilities in North America. Our distribution centers have ripening capabilities and/or other value-added services. In 2013, we constructed a new state-of-the-art distribution center in Ontario, Canada including fresh-cut production and banana ripening rooms. We also operate four port facilities, which include cold storage facilities.

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

 Europe

 In 2013, 19% of our net sales were in Europe. We distribute our fresh produce and prepared food products throughout Europe. Our fresh produce products are distributed to leading retail chains, smaller regional customers as well as to wholesalers and distributors through direct sales and distribution centers.  In the United Kingdom, we operate one fresh-cut facility. During 2012, we closed a prepared salad fresh-cut facility in the United Kingdom due to under-utilization.  In Germany, we currently operate one distribution center. Two distribution centers were closed in Germany and two were closed in Poland during 2013 as a result of low customer demand for value-added services. In France, we recently opened a distribution center with banana ripening capabilities to service an expanding customer base. In the Netherlands, we have a sales and marketing entity. Commencing in 2012, we began performing our own fresh produce distribution in southern Europe by establishing our own sales and marketing organization and as a result we expanded our sales and marketing organization in France, Spain and Italy and during 2013 we opened a new sales and marketing office in Portugal.

Our prepared food products are distributed through independent distributors throughout most of Europe, except in Russia where we perform our own sales and marketing. In the United Kingdom, our prepared food products are distributed using a combination of both independent distributors and our own marketing entity.

Middle East and North Africa

 In 2013, 14% of our net sales were in the Middle East and North Africa.  We distribute our products through independent distributors and company-operated distribution facilities. In recent years, we have increased our sales in the Middle East market through distributors and established our own direct sales initiatives. Our distribution/manufacturing center in Dubai, United Arab Emirates (“UAE”) is a state-of-the-art facility with just-in-time delivery capabilities that includes banana ripening and cold storage facilities, fresh-cut fruit and vegetable operations and an ultra-fresh juice manufacturing operation. We distribute these products in the UAE and export them to other Middle East countries. We also operate a distribution center in Abu-Dhabi, UAE that includes banana ripening and cold storage facilities. In Saudi Arabia, through our 60%-owned joint venture, we own two distribution centers with banana ripening, cold storage facilities and fresh-cut fruit and vegetable operations and prepared food manufacturing capabilities for juices, potatoes and sandwiches.  One of the distribution centers is located in Riyadh, the capital city of Saudi Arabia, and the other distribution center is located in Jeddah, the second largest city in the country.  These strategically located distribution centers distribute our fresh produce and prepared food products to this growing market. In addition, we market and distribute prepared food products in the UAE, Jordan, Saudi Arabia and various other Middle East and North African markets. In Jordan, we own a state-of-the-art vertically integrated poultry business including poultry farms, feed mill, slaughterhouse and a meat processing plant. We are the leading provider of poultry products to retail stores and foodservice operators in that country. In Jordan, we also own a meat processing operation that provides meat products for the local market and for export to other Middle East and North African markets. As part of our expansion in the region, during 2013, we opened a sales and marketing office in Turkey and one in the Ukraine. We believe that the Middle East, North Africa and countries formerly part of the Soviet Union represent an area for increased sales and development of our fresh and prepared food products. Utilizing our extensive knowledge of this region, we plan to capitalize on this opportunity with increased focus and investments in these markets.

Asia

In 2013, 12% of our net sales were in Asia.  We distribute our products in Asia through direct marketing and large distributors. Our principal markets in this region are Japan, South Korea, mainland China and Hong Kong. In Japan, we distribute 100% of the products we sold in 2013 through our own direct sales and marketing organization. We have also recently expanded our existing fresh-cut operations in Japan which contributed to an increase in gross profit. Our products are distributed from four distribution centers located at strategic ports in Japan with cold storage and banana ripening operations.

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

We are able to maintain the high quality of our products by growing a substantial portion of our own produce and working closely with our independent growers. We insist that all produce supplied by our independent growers meet the same stringent quality requirements as the produce grown on our farms. Accordingly, we monitor our independent growers to ensure that their produce will meet our agricultural and quality control standards, offer technical assistance on certain aspects of production and packing and, in some cases, manage the farms. The quality assurance process begins on the farms and continues as harvested products enter our packing facilities. Where appropriate, we cool the fresh produce at our packing facilities to maximize quality and optimize shelf life. As an indication of our commitment to quality, many of our operations have received certificates of compliance from the International Standards of Operation, in environmental compliance (14001) and production processes (9001). We are also GlobalGap certified and in 2011, all of our operations that produce or handle high risk foods (tomatoes, melons or leafy greens) achieved certification to the Hazard Analysis & Critical Control Points ("HACCP") based safe quality food standard.  HACCP is a management system in which food safety is addressed through the analysis and control of biological, chemical and physical hazards from raw material production, procurement and handling, to manufacturing, distribution and consumption of the finished product.  Taken together, these certifications reflect our commitment to quality and the strictest standards of food safety.

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

European Union Banana Import Regulations

 In November 2005, the EU agreed to reform its controversial banana import license regime. Latin America banana exporters and the United States long have complained that the EU’s banana trading system favored African, Caribbean and Pacific countries (“ACP”) in violation of global trade rules. From January 1, 2006, the quotas controlling import volumes of “third country” (almost exclusively Latin American) bananas coming into the EU were eliminated. Importers were required to pay a euro (“€”) tariff of €176 per ton and a small guarantee of €15 per ton.  Import licenses have been eliminated, but an import certificate is still required. The EU agreed to retain a duty-free quota of 775,000 tons per annum for bananas from ACP countries. In December 2007, most of the ACP countries, including Cameroon, signed a bilateral agreement with the EU that allows bananas duty free access to the EU market without any quantitative limitation commencing on January 1, 2008.   On December 15, 2009, the EU entered into an agreement with certain Latin America banana exporting countries to settle the long running dispute over banana import tariffs.  This agreement was ratified in May 2010. In addition, the EU will gradually reduce import tariffs on bananas from Latin America on an annual basis. The current level of €132 per ton in 2013 will be reduced to €114 per ton by 2017 as follows: 2014-€127, 2015-€122, 2016-€117 and 2017-€114.   Also, the EU has entered into Free Trade Agreements with Colombia, Peru and five Central American countries. Under these bilateral trade agreements, duties on bananas will fall progressively to €75 per ton by 2020.

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

 Research and Development, Patents and Licenses, Etc.

 Our research and development programs have led to improvements in agricultural and growing practices and product packaging technology. These programs are directed mainly at reducing the cost and risk of pesticides, using natural biological agents to control pests and diseases, testing new varieties of our principal fruit varieties for improved crop yield and resistance to wind damage and improving post-harvest handling. We have also been seeking to increase the productivity of low-grade soils for improved banana growth and experimenting with various other types of fresh produce. Our research and development efforts are conducted by our staff of professionals and include studies conducted in laboratories, as well as on-site field analysis and experiments. Our research and development professionals are located at our production facilities and in the United States, and we provide our growers with access to improved technologies and practices. We operate research and development facilities in the United States and Costa Rica where we conduct various research activities relating to the development of new fruit varieties.

 Some of the research and development projects include:

•	the development of the Del Monte Gold® Extra Sweet pineapple and other pineapple and melon varieties; and

•	improved irrigation methods and soil preparation for melon planting.

Our total corporate research and development expenses were $4.4 million, $4.0 million and $3.6 million for 2013, 2012 and 2011, respectively, and are included in selling, general and administrative expenses in the Consolidated Financial Statements.

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

	Year ended
	December 27, 2013	December 28, 2012
Net sales:
First quarter	$918.8	$897.9
Second quarter	1,023.9	957.6
Third quarter	861.1	788.8
Fourth quarter	879.9	776.9
Total	$3,683.7	$3,421.2
Gross profit:
First quarter	$98.6	$112.4
Second quarter	105.9	116.4
Third quarter	53.0	74.4
Fourth quarter	32.9	38.5
Total	$290.4	$341.7

Employees

At year end 2013, we employed approximately 46,000 persons worldwide, substantially all of whom are year-round employees. Approximately 77% of these persons are employed in production locations. We believe that our overall relationship with our employees and unions is satisfactory.

Organizational Structure

We are organized under the laws of the Cayman Islands and, as set forth in our Amended and Restated Memorandum of Association, we are a holding company for the various subsidiaries that conduct our business on a worldwide basis. Our significant subsidiaries, all of which are directly or indirectly wholly owned, are:

Subsidiary	Country of Incorporation
Corporacion de Desarrollo Agricola Del Monte S.A.	Costa Rica
Del Monte B.V.	Netherlands
Del Monte Fresh Produce Company	United States
Del Monte Fresh Produce International Inc.	Liberia
Del Monte Fresh Produce N.A., Inc.	United States
Del Monte Fund B.V.	Curacao
Del Monte International GmbH	Switzerland
Del Monte Fresh Produce Sarl	Luxembourg

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

Our profitability depends largely upon our profit margins and sales volumes of bananas, pineapples and other fresh produce. In 2011, 2012 and 2013, banana sales accounted for the most significant portion of our total net sales, and historically pineapple sales have accounted for the most significant portion of our total gross profit.

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

We conduct operations in many areas of the world involving transactions denominated in various currencies, and our results of operations, as expressed in dollars, may be significantly affected by fluctuations in rates of exchange between currencies. Although a substantial portion of our net sales (40% in 2013) are denominated in non-dollar currencies, we incur a significant portion of our costs in dollars. Although we periodically enter into currency forward contracts as a hedge against currency exposures, we may not enter into these contracts during any particular period or these contracts may not adequately offset currency fluctuations. We generally are unable to adjust our non-dollar local currency sales prices to compensate for fluctuations in the exchange rate of the dollar against the relevant local currency. In addition, there is normally a time lag between our costs incurred and collection of the related sales proceeds. Accordingly, if the dollar appreciates relative to the currencies in which we receive sales proceeds, our operating results may be negatively affected. Our costs are also affected by fluctuations in the value, relative to the U.S. dollar, of the currencies of countries in which we have significant production operations, with a weaker dollar resulting in increased production costs.

Our strategy of diversifying our product line, expanding into new geographic markets and increasing the value-added services that we provide to our customers may not be successful.

We are diversifying our product line through acquisitions and internal growth. In addition, we have expanded our service offerings to include a higher proportion of value-added services, such as the preparation of fresh-cut produce, ripening, customized sorting and packing, direct-to-store delivery and in-store merchandising and promotional support. This strategy represents a significant departure from our traditional business of delivering our products to our customers at the port. In recent periods, we have made significant investments in distribution centers, fresh-cut and prepared food facilities through capital expenditures and have expanded our business into new geographic markets. We may not be successful in anticipating the demand for these products and services, in establishing the requisite infrastructure to meet customer demands or the provision of these value-added services. During recent years, we incurred significant asset impairment and other charges as a result of our continuing efforts to align our diversified product lines to meet market demand. During 2013, we incurred $99.6 million in goodwill and trademark impairment charges principally attributable to the 100% impairment of the goodwill and a partial impairment of the trademark associated with our 2004 acquisition of the prepared food business in Europe, Africa, the Middle East and the countries formerly part of the Soviet Union primarily due to the under-performance of the prepared food business in Europe and the failure of this business to meet our expectations combined with the recent cyclical downturn in industrial products. We also incurred $22.1 million in asset impairment charges for exit activity in Brazil, the closure of certain areas of banana plantation in Costa Rica and the Philippines and the closure of a distribution facility in Germany, partially offset by a gain on the sale of a previously impaired distribution facility.

If we are unable to improve our operating margins in the banana segment, the banana goodwill may be at risk for impairment in the future and we may incur additional asset impairments. If we are not successful in our diversification efforts, our business, financial condition or results of operations could be further materially and adversely affected.

The loss of one or more of our largest customers, or a reduction in the level of purchases made by these customers, could negatively impact our sales and profits.

Sales to Wal-Mart, Inc., our largest customer, amounted to approximately 12% of our total net sales in 2013 and our top 10 customers collectively accounted for approximately 29% of our total net sales. We expect that a significant portion of our revenues will continue to be derived from a relatively small number of customers. We believe these customers make purchase decisions based on a combination of price, product quality, consumer demand, customer service performance, desired inventory levels and other factors that may be important to them at the time the purchase decisions are made. Changes in our customers' strategies or purchasing patterns, including a reduction in the number of brands they carry, may adversely affect our sales. Additionally, our customers may face financial or other difficulties which may impact their operations and cause them to reduce their level of purchases from us, which could adversely affect our results of operations. Customers also may respond to any price increase that we may implement by reducing their purchases from us, resulting in reduced sales of our products. If sales of our products to one or more of our largest customers are reduced, this reduction may have a material adverse effect on our business, financial condition, and results of operations. Any bankruptcy or other business disruption involving one of our significant customers also could adversely affect our results of operations.

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

During 2012, the cost of fuel increased 8% and containerboard decreased 8% as compared with 2011. During 2013, cost of fuel decreased 7%, containerboard increased 4% and fertilizer decreased 13%. In addition, we are subject to the volatility of the charter vessel market because 8 of our refrigerated vessels are chartered. These charters are principally for periods of two to 10 years.  Charter rates have generally remained stable over the past three years. As a result, significant increases in fuel, packaging material and charter rates would materially and adversely affect our results.

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

The U.S. Environmental Protection Agency (“EPA”) has placed a certain site at our former plantation in Oahu, Hawaii on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. Under an order entered into with the EPA, we completed a remedial investigation and engaged in a feasibility study to determine the extent of the environmental contamination. The remedial investigation report was finalized in January 1999 and approved by the EPA in February 1999. A final draft feasibility study was submitted for EPA review in December 1999 and updated in December 2001 and October 2002, and approved by the EPA in April 2003. In September 2003, the EPA issued the Record of Decision (“ROD”). The EPA estimated in the ROD that the remediation costs associated with the cleanup of our plantation would range from $12.9 million to $25.4 million. Certain portions of the EPA’s estimates were discounted using a 3% interest rate. The undiscounted estimates are between $14.8 million to $28.7 million. As of December 27, 2013, there is $15.4 million included in other noncurrent liabilities and $1.0 million included in accounts payable and accrued expenses in our Consolidated Balance Sheets relating to the Kunia well site clean-up, which we expect to expend in 2014. We expect to expend approximately $1.0 million per year on this matter for the following five years. See Item 3.  Legal Proceedings  and Note 17, “ Litigation ” to the Consolidated Financial Statements included in Item 8.  Financial Statements and Supplementary Data.  In addition, we are involved in several actions in U.S. and non-U.S. courts involving allegations by numerous Central American and Philippine plaintiffs that they were injured by exposure to a nematocide containing the chemical Dibromochloropropane (“DBCP”) during the 1970’s. See Item 3.  Legal Proceedings and Note 17, “Litigation” to the Consolidated Financial Statements included in Item 8.  Financial Statements and Supplementary Data.

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

Our business is multinational and subject to the political, economic and other risks that are inherent in operating in numerous countries. These risks include those of adverse government regulation, including the imposition of import and export duties and quotas, currency restrictions, expropriation and potentially burdensome taxation. For example, banana import regulations have in prior years restricted our access to the EU banana market and increased the cost of doing business in the EU.  In December 2009, the EU entered into an agreement with certain Latin America banana exporting countries to settle the long running dispute over banana import tariffs.  This agreement was ratified during the first half of 2010. In addition, the EU will gradually reduce import tariffs on bananas from Latin America on an annual basis from the current level of €132 per ton in 2013 to €114 per ton in 2017.  Also, the EU has entered into Free Trade Agreements with Colombia, Peru and five Central American countries. Under these bilateral trade agreements, duties on bananas will fall progressively to €75 per ton by 2020. We cannot predict the impact of further changes to the banana import tariffs or new quotas on the EU banana market.

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

Members of the Abu-Ghazaleh family, including our Chairman and Chief Executive Officer and one of our directors, are our principal shareholders. Together, as of February 14, 2014, they beneficially own 33.8% of our outstanding Ordinary Shares, and our Chairman and Chief Executive Officer holds, and is expected to continue to hold, an irrevocable annual proxy to vote all of these shares. We expect our principal shareholders to continue to use their interest in our Ordinary Shares to significantly influence the direction of our management, the election of our entire board of directors, the method and timing of the payment of dividends, subject to applicable debt covenants and to determine substantially all other matters requiring shareholder approval and to control us. The concentration of our beneficial ownership may have the effect of delaying, deterring or preventing a change in control, may discourage bids for the Ordinary Shares at a premium over their market price and may otherwise adversely affect the market price of the Ordinary Shares.

A substantial number of our Ordinary Shares are available for sale in the public market, and sales of those shares could adversely affect our share price.

Future sales of our Ordinary Shares by our principal shareholders, or the perception that such sales could occur, could adversely affect the prevailing market price of our Ordinary Shares. Of the 56,229,354 Ordinary Shares outstanding as of February 14, 2014, 19,002,525 Ordinary Shares are owned by the principal shareholders and are “restricted securities.” These “restricted securities” can be registered upon demand and are eligible for sale in the public market without registration under the Securities Act of 1933 (the “Securities Act”), subject to compliance with the resale volume limitations and other restrictions of Rule 144 under the Securities Act.

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

We are incorporated under the laws of the Cayman Islands, and our corporate affairs are governed by our Amended and Restated Memorandum and Articles of Association and by the Companies Law of the Cayman Islands. Principles of law relating to matters, such as the validity of corporate procedures, the fiduciary duties of our management, directors and controlling shareholders and the rights of our shareholders differ from those that would apply if we were incorporated in a jurisdiction within the United States. Further, the rights of shareholders under Cayman Islands law are not as clearly established as the rights of shareholders under legislation or judicial precedent applicable in most U.S. jurisdictions. As a result, our public shareholders may have more difficulty in protecting their interests in the face of actions by the management, directors or controlling shareholders than they might have as shareholders of a corporation incorporated in a U.S. jurisdiction. In addition, there is doubt as to whether the courts of the Cayman Islands would enforce, either in an original action or in an action for enforcement of judgments of U.S. courts, liabilities that are predicated upon the U.S. federal securities laws.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties
The following table summarizes the approximate plantation acreage under production that are owned or leased by us and the principal products grown on such plantations by location as of the end of 2013:

	Acres Under Production
Location	Acres Owned	Acres Leased	Products
Costa Rica	42,600	6,600	Bananas, Pineapples, Melons
Guatemala	8,800	4,200	Bananas, Melons
Brazil	6,800	—	Bananas, Other Crops
Chile	4,300	1,300	Non-Tropical Fruit
Kenya	—	11,300	Pineapples
Philippines	—	7,600	Bananas, Pineapples
United States	2,400	3,100	Melons, Tomatoes

Our significant properties include the following:

North America

We operate a total of 23 distribution centers in the United States and Canada of which nine are also fresh-cut facilities. We own eight of our distribution centers, including a 200,000 square foot distribution center in Dallas, Texas, a distribution center in Plant City, Florida, a repack facility in Winder, Georgia. During 2013, we constructed a new state-of-the-art distribution center with fresh-cut facility in Ontario, Canada on owned land. The remaining 15 distribution centers are leased from third parties. All of our distribution centers have ripening capabilities and/or other value-added services. We also own stand-alone fresh-cut facilities in Kankakee, Illinois and Portland, Oregon. In addition, we lease four port facilities that include cold storage capabilities.

Europe

We own and operate one distribution center in Germany. We also own and operate a fresh-cut facility in the United Kingdom. During 2013, we opened a new leased distribution center with banana ripening capability in a suburb of Paris, France. We own and operate a production facility for prepared fruit, tomato products and snacks in Larissa, Greece.

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

South America

In Brazil, we own approximately 30,000 acres of land of which 6,800 acres are under production. In Uruguay, we own approximately 7,800 acres of which 4,200 acres contain a citrus plantation that is leased to a third party.

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

Maritime and Other Equipment (including Containers)

We own a fleet of 15 and charter another 8 refrigerated vessels. In addition, we own or lease other related equipment, including approximately 4,500 refrigerated container units and 160 trucks and refrigerated trailers used to transport our fresh produce in the United States. In the Middle East, we own approximately 260 trucks principally used to deliver fresh produce and prepared food products to customers.

Other Properties

We own our U.S. executive headquarters building in Coral Gables, Florida, our Central America regional headquarters building in San Jose, Costa Rica and our South America regional headquarters building in Santiago, Chile. We own our office space in Guatemala City, Guatemala and Amman, Jordan. Our remaining office space in North America, Europe, Asia, Central and South America and the Middle East is leased from third parties.

We believe that our property, plant and equipment are well maintained in good operating condition and adequate for our present needs. Except as noted in Item 3. Legal Proceedings and Note 17, “Litigation” to the Consolidated Financial Statements included in Item 8.  Financial Statements and Supplementary Data, we know of no other environmental issues that may affect the utilization of our property, plant and equipment. For further information with respect to our property, plant and equipment, see Note 6, “Property, Plant and Equipment ” to the Consolidated Financial Statements filed as part of this Report.

The principal capital expenditures planned for 2014 consist primarily of the expansion and improvement of production facilities in Costa Rica, Kenya, the Philippines, Nicaragua and Chile combined with expansion and improvements of our distribution and fresh-cut facilities in North America and Asia and production facilities in the Middle East.

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

The following table presents the high and low sales prices of our Ordinary Shares:

	High	Low
2013
First quarter	$27.74	$25.96
Second quarter	$28.08	$24.91
Third quarter	$30.74	$27.66
Fourth quarter	$30.19	$26.51
2012
First quarter	$25.24	$22.08
Second quarter	$25.03	$22.04
Third quarter	$25.93	$23.20
Fourth quarter	$26.83	$24.56

Dividend Policy

In February 2013, our Board of Directors increased the quarterly cash dividend from $0.10 to $0.125 per ordinary share. We paid an aggregate of $28.2 million and $23.2 million in dividends during the years ended December 27, 2013 and December 28, 2012, respectively. Because we are an exempted holding company, our ability to pay dividends and to meet our debt service obligations depends primarily on receiving sufficient funds from our subsidiaries. Pursuant to our credit facility, we may declare and pay dividends and distributions in cash solely out of and up to 50% of our net income for the year immediately preceding the year in which the dividend or distribution is paid, or at such time the dividend is paid or declared, as the case may be, subject to certain other credit facility conditions, when the Consolidated Leverage Ratio is less than 3.25 to 1.0. It is also possible that countries in which one or more of our subsidiaries are located could institute exchange controls, which could prevent those subsidiaries from remitting dividends or other payments to us. Dividends are payable when, as, and if declared by our board of directors, and we cannot assure that dividends will be paid in the future.

Shareholders

As of February 14, 2014, we had 81 shareholders of record, which excludes shareholders whose shares were held by brokerage firms, depositories and other institutional firms in “street name”.

Performance Graph

The following graph compares the cumulative five-year total return of holders of FDP ordinary shares with the cumulative total returns of the S&P 500 index and the S&P 500 Food Products index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 26, 2008 to December 27, 2013.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Fresh Del Monte Produce Inc., the S&P 500 Index, and S&P 500 Food Products

$250
$200
$150
$100
$50
$0
12/26/08
1/1/10
12/31/10
12/30/11
12/28/12
12/27/13
Fresh Del Monte Produce Inc.
S&P 500
S&P 500 Food Products

*$100 invested on 12/26/08 in stock or 12/31/08 in index, including reinvestment of dividends. Indexes calculated on month-end basis.

Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/26/2008	1/1/2010	12/31/2010	12/30/2011	12/28/2012	12/27/2013
Fresh Del Monte Produce Inc.	100.00	93.37	105.65	107.18	112.87	125.86
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
S&P 500 Food Products	100.00	117.38	131.23	150.52	161.81	214.05

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Share Repurchase Program

The following table provides information regarding our purchases of Ordinary Shares during the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
September 28, 2013 through October 31, 2013	—	$—	—	$258,738,820
November 1, 2013 through November 30, 2013	27,982	$26.43	27,982	$257,999,338
December 1, 2013 through December 27, 2013	—	$—	—	$257,999,338
Total	27,982	$26.43	27,982	$257,999,338

(1)	As of December 27, 2013, we repurchased and retired 27,982 of our ordinary shares.

(2)	On May 1, 2013, we announced that our Board of Directors, at their May 1, 2013 board meeting, approved a three-year stock repurchase program of up to $300 million of our ordinary shares.

Item 6.	Selected Financial Data

Our fiscal year end is the last Friday of the calendar year or the first Friday subsequent to the end of the calendar year, whichever is closest to the end of the calendar year.

The following selected financial data for the years ended January 1, 2010, December 31, 2010, December 30, 2011, December 28, 2012 and December 27, 2013 is derived from our audited Consolidated Financial Statements for the applicable year, prepared in accordance with U.S. generally accepted accounting principles.

The following selected financial data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and accompanying notes contained in Item 8. Financial Statements and Supplementary Data in this Report.

	Year ended
	December 27, 2013	December 28, 2012	December 30, 2011	December 31, 2010	January 1, 2010
	(U.S. Dollars in millions, except share and per share data)
Statement of Income Data:
Net sales	$3,683.7	$3,421.2	$3,589.7	$3,552.9	$3,496.4
Cost of products sold	3,393.3	3,079.5	3,270.2	3,280.5	3,185.6
Gross profit	290.4	341.7	319.5	272.4	310.8
Selling, general and administrative expenses	176.9	177.2	190.4	166.8	165.8
Loss (gain) on disposal of property, plant and equipment	4.9	(0.2)	(3.1)	(9.2)	(11.2)
Goodwill and trademark impairment charges	99.6	—	—	—	—
Asset impairment and other charges, net	37.1	3.3	16.3	37.3	8.0
Operating (loss) income	(28.1)	161.4	115.9	77.5	148.2
Interest expense, net	2.2	2.3	5.7	9.9	11.2
Other (income) expense, net	(13.6)	1.9	9.7	7.5	5.2

Income before income taxes	(16.7)	157.2	100.5	60.1	131.8
Provision for (benefit from) income taxes	17.2	12.2	5.7	(0.7)	(12.8)
Net (loss) income	$(33.9)	$145.0	$94.8	$60.8	$144.6

Less: net income (loss) attributable to noncontrolling interest	0.5	1.8	2.3	(1.4)	0.7
Net (loss) income attributable to Fresh Del Monte Produce Inc.	$(34.4)	$143.2	$92.5	$62.2	$143.9

Net (loss) income per ordinary share - Basic	$(0.61)	$2.47	$1.57	$1.03	$2.26

Net (loss) income per ordinary share - Diluted	$(0.61)	$2.46	$1.56	$1.02	$2.26

Dividends declared per ordinary share	$0.50	$0.40	$0.30	$0.05	$—

Weighted average number of ordinary shares:
Basic	56,426,294	57,937,245	58,893,832	60,535,978	63,570,999
Diluted	56,426,294	58,121,501	59,163,282	60,710,939	63,668,352

Balance Sheet Data (at period end):
Cash and cash equivalents	$42.5	$39.9	$46.9	$49.1	$34.5
Working capital	633.0	563.5	522.2	513.8	551.3
Total assets	2,589.2	2,533.4	2,504.0	2,517.7	2,596.0
Total debt	251.4	126.2	215.5	295.6	325.2
Shareholders' equity	1,751.2	1,831.4	1,715.1	1,631.5	1,695.2

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Strategy

Our strategy is a combination of maximizing revenues from our existing infrastructure, entering new markets and strict cost control initiatives. We plan to continue to capitalize on the growing global demand for fresh produce and expand our reach into existing and new markets. We expect sales growth of our fresh produce products in key markets by increasing sales volume and per unit sales prices as permitted by market conditions. Our strategy includes increasing volumes from existing production and distribution facilities in order to improve operating efficiencies and reduce per unit costs. We plan additional investments in production facilities to expand our product offering in established markets and continue with our recent expansion in growth markets, such as the Middle East, Africa and countries formerly part of the Soviet Union. We also plan additional investments in our North America distribution and fresh-cut fruit facilities and production operations to support our planned growth in this market.

Net Sales

Our net sales are affected by numerous factors, including mainly the balance between the supply of and demand for our produce and competition from other fresh produce companies. Our net sales are also dependent on our ability to supply a consistent volume and quality of fresh produce to the markets we serve. For example, seasonal variations in demand for bananas as a result of increased supply and competition from other fruit are reflected in the seasonal fluctuations in banana prices, with the first six months of each year generally exhibiting stronger demand and higher prices, except in those years where an excess supply exists.  In 2013, our overall banana sales volume increased by 7% and our average per unit sales prices increased by 3%. Our net sales of other fresh produce were positively impacted by higher sales volumes of non-tropical fruit, principally avocados, apples and grapes combined with higher sales volume of our fresh-cut products in the Middle East and North America and improved pricing of tomatoes. In our processed foods business, we generally realize the largest portion of our net sales and gross profit in the third and fourth quarters of the year. During 2013, our prepared food net sales increased principally as a result of higher beverage sales in the Middle East and Africa, principally as a result of increased production and higher sales of canned pineapples and industrial products, primarily due to increased customer demand for buyers own label products and higher production in our Kenya pineapple operation.

Since our financial reporting currency is the U.S. dollar, our net sales are significantly affected by fluctuations in the value of the currency in which we conduct our sales versus the dollar, with a strong dollar versus such currencies resulting in decreased net sales in dollar terms. Including the effect of our foreign currency hedges, net sales for 2013 were negatively impacted by $60.1 million, as compared to 2012, principally as a result of a weaker Japanese yen and euro versus the U.S. dollar.

During 2013, our net sales were positively affected by higher sales volumes of bananas and non-tropical fruit principally sourced from independent growers in Costa Rica, Ecuador, Colombia and Mexico and by higher sales volume of fresh-cut products in North America and the Middle East that resulted from an expanded customer base and improved demand for our products. Also positively affecting our net sales were our expansion into new markets in the Middle East. Our net sales growth in recent years has been achieved primarily through increased sales volume in existing markets of other fresh produce, primarily pineapples, fresh-cut products and non-tropical fruit and favorable pricing on our Del Monte Gold® Extra Sweet pineapple combined with increased sales volume and per unit sales prices of bananas in existing and new markets. Our net sales growth in recent years has also been attributable to a broadening of our product line with the expansion of our fresh-cut produce business, specifically increased sales to the foodservice sector and convenience stores combined with our expansion into new markets. We expect our net sales growth to continue to be driven by increased sales volumes across all of our segments. In the Middle East, we expect to continue to increase our net sales of our fresh produce and prepared food product offerings as a result of our expansion in various markets in the region such as Turkey, Saudi Arabia and other regional markets. We also expect to increase our sales by developing new products in the prepared food segment, targeting the convenience store and foodservice trade in selected European and Middle East markets and to continue to expand our sales of beverage products in the Middle East, European and Sub-Sahara African markets.

Cost of Products Sold

Cost of products sold is principally composed of two elements, product and logistics costs. Product cost for our produce is primarily composed of cultivation (the cost of growing crops), harvesting, packaging, labor, depreciation and farm administration. Product cost for produce obtained from independent growers is composed of procurement and packaging costs. Logistics costs include land and sea transportation and expenses related to port facilities and distribution centers. Sea transportation cost is the most significant component of logistics costs and is comprised of the cost of vessel operating expenses and chartering refrigerated vessels. Vessel operating expenses for our owned vessels include operations, maintenance, depreciation, insurance, fuel (the cost of which is subject to commodity price fluctuations), and port charges. For chartered vessels, operating expenses include the cost of chartering the vessels, fuel and port charges. Variations in containerboard prices, which affect the cost of boxes and other packaging materials, and fuel prices can have a significant impact on our product cost and our profit margins. Also, variations in the production yields, fertilizers and other input costs and the cost to procure products from independent growers can have a significant impact on our costs. Containerboard, plastic, resin and fuel prices have historically been volatile. During 2012, cost of fuel increased by 8%, mostly offset by an 8% decrease in containerboard prices, with negligible effect on our cost of products sold. Also included in 2012, were $0.7 million in inventory write-offs related to our previously discontinued pineapple and melon operations in Brazil and $0.4 million in inventory write-offs and clean-up costs and a credit of $(0.2) million for insurance reimbursements related to floods in Costa Rica. During 2013, cost of fuel decreased 7%, containerboard increased 4% and fertilizer decreased 13% resulting in a reduction of cost of product sold of approximately $10.8 million. Also included in 2013, were $1.4 million in inventory write-off due to adverse weather conditions in Chile and $0.1 million inventory write-off related to the shut-down of a watermelon farm in Costa Rica.

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

Since our financial reporting currency is the U.S. dollar, our costs are affected by fluctuations in the value of the currency in which we have significant operations versus the dollar, with lower costs resulting from a strong U.S. dollar. During 2013, cost of products sold was positively impacted by approximately $16.1 million as compared with 2012 due to a stronger U.S. dollar versus the various currencies in which we have significant operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily include the costs associated with selling in countries where we have our own sales force, advertising and promotional expenses, professional fees, general corporate overhead and other related administrative functions. During 2013, we increased our selling and marketing expenses in North America and the Middle East principally as a result of our expansion in these regions and our professional fees decreased.

Loss (Gain) on Disposal of Property, Plant and Equipment

Loss (gain) on disposal of property, plant and equipment was a loss of $4.9 million in 2013 principally resulting from the disposal of low-yield banana plants in Costa Rica and Guatemala in order to re-plant and improve yields, partially offset by a gain from the sale of a refrigerated vessel and other surplus equipment. In 2012, the gain on disposal of property, plant and equipment of $(0.2) million resulted primarily from the sale of shipping-related equipment, partially offset by the disposal of low-yield banana plants in Costa Rica.

Goodwill and Trademark Impairment

During the fourth quarter of 2013, we recorded a goodwill and trademark impairment of $99.6 million. We impaired 100% of the goodwill and partially impaired the trademark associated with our 2004 acquisition of the prepared food business in

Europe, Africa, the Middle East and countries formerly part of the Soviet Union. This impairment was principally due to the failure of this business to meet our expectations due to under-performance of the prepared food business in Europe combined with the recent cyclical downturn in industrial products.

Asset Impairment and Other Charges, Net

In 2013, we recorded asset impairment and other charges totaling $37.1 million principally due to exit activity in Brazil related to bananas, pineapples and melons, the closure of under-utilized facilities in Germany, Poland and the United Kingdom, restructuring costs in the United Kingdom, France and Cameroon, the closure of under-performing banana areas in Costa Rica and the Philippines and the unfavorable settlement of litigation in the United States. Partially offsetting these charges was a gain on the sale of a previously impaired facility in the United Kingdom.

In 2012, we recorded asset impairment and other charges totaling $3.3 million principally related to an underutilized fresh-cut facility and distribution centers in the United Kingdom, flood damage in our Costa Rica banana operation net of insurance proceeds, credits from insurance proceeds related to prior years flood in our Guatemala banana operation and other costs in Hawaii.

In 2011, we recorded asset impairment and other charges totaling $16.3 million primarily related to asset impairments and other charges as a result of our Central American melon rationalization program, an under-utilized fresh-cut facility and distribution centers in the United Kingdom, our decision to abandon as isolated area in our banana operations in the Philippines and a low-productivity area in Costa Rica and legal costs in Hawaii related to the Kunia well site, partially offset by insurance claims proceeds related to damages that occurred in 2010 from flooding in Guatemala and an earthquake in Chile.

Interest Expense

Interest expense consists primarily of interest on borrowings under working capital facilities that we maintain and interest on other long-term debt primarily for capital lease obligations. In 2013, our interest expense declined slightly, reflecting primarily lower interest rates, partially offset by higher average outstanding debt.

Other (Income) Expense, Net

Other (income) expense, net, primarily consists of currency exchange gains or losses, equity gains and losses in unconsolidated companies and other miscellaneous income and expense items.  During 2013, other (income) expense, net, includes a $16.6 million gain related to a favorable judgment awarded in litigation combined with lower foreign exchange losses and $1.6 million in financial charges as a result of an unfavorable court ruling related to value added tax reporting in South America.

Provision for Income Taxes

The provision for income taxes in 2013 was $17.2 million. Income taxes consist of the consolidation of the tax provisions, computed on a separate entity basis, in each country in which we have operations. Since we are a non-U.S. company with substantial operations outside the United States, a substantial portion of our results of operations is not subject to U.S. taxation. Several of the countries in which we operate have favorable tax rates. We are subject to U.S. taxation on our operations in the United States. From time to time, tax authorities in various jurisdictions in which we operate audit our tax returns and review our tax positions. There are audits presently pending in various countries. There can be no assurance that any tax audits, or changes in existing tax laws or interpretations in countries in which we operate, will not result in an increased effective tax rate for us.

Results of Operations

The following table presents, for each of the periods indicated, certain income statement data expressed as a percentage of net sales:

	Year ended
	December 27, 2013	December 28, 2012	December 30, 2011
Statement of Income Data:
Net sales	100.0%	100.0%	100.0%
Gross profit	7.9	10.0	8.9
Selling, general and administrative expenses	4.8	5.2	5.3
Operating (loss) income	(0.8)	4.7	3.2
Interest expense	0.1	0.1	0.2
Net (loss) income attributable to
Fresh Del Monte Produce Inc.	(0.9)	4.2	2.6

The following tables present for each of the periods indicated (i) net sales by geographic region, (ii) net sales by product category and (iii) gross profit by product category and, in each case, the percentage of the total represented thereby:

	Year ended
	December 27, 2013		December 28, 2012		December 30, 2011
	(U.S. dollars in millions)
Net sales by geographic region:
North America	$1,968.3	54%	$1,821.1	53%	$1,806.8	50%
Europe	713.4	19%	704.3	21%	854.8	24%
Middle East	524.3	14%	387.4	11%	429.2	12%
Asia	425.6	12%	422.2	12%	431.5	12%
Other	52.1	1%	86.2	3%	67.4	2%
Total	$3,683.7	100%	$3,421.2	100%	$3,589.7	100%

	Year ended
	December 27, 2013		December 28, 2012		December 30, 2011
	(U.S. dollars in millions)
Net sales by product category:
Banana	$1,692.2	46%	$1,544.6	45%	$1,653.1	46%
Other fresh produce	1,638.5	44%	1,544.8	45%	1,581.6	44%
Prepared food	353.0	10%	331.8	10%	355.0	10%
Total	$3,683.7	100%	$3,421.2	100%	$3,589.7	100%

Gross profit by product category:
Banana	$62.1	21%	$89.7	26%	$88.3	28%
Other fresh produce	192.8	67%	205.8	60%	177.9	55%
Prepared food	35.5	12%	46.2	14%	53.3	17%
Total	$290.4	100%	$341.7	100%	$319.5	100%

2013 Compared with 2012

Net Sales

Net sales in 2013 were $3,683.7 million compared with $3,421.2 million in 2012. The increase in net sales of $262.5 million was primarily attributable to higher net sales of bananas, other fresh produce and prepared food.

•	Net sales in the banana segment increased by $147.6 million due to higher sales in all regions. Worldwide banana sales volume increased 7%.

◦
Middle East banana net sales increased principally due to higher sales volumes that resulted from increased shipments from Central America to new markets in the region combined with higher per unit sales prices. Specifically, the opening of our new sales offices in Turkey and the Ukraine combined with continued expansion in other regional markets has allowed us to significantly increase our sales volume in the region.

◦
Europe banana net sales increased primarily due to higher sales volume as a result of an expanded customer base in Germany combined with increased direct sales initiative in the Southern Europe markets such as the opening of a new sales office in Portugal. Partially offsetting these increases were lower per unit sales prices as a result of lower consumer demand due to a weak economy and unfavorable exchange rates, principally a weaker euro.

◦
North America banana net sales increased primarily due to a 7% increase in sales volumes that resulted from higher customer demand. Partially offsetting these increases in net sales were lower per unit sales prices primarily a result of competition and high industry supplies.

◦
Asia banana net sales increased principally due to higher per unit sales prices resulting from lower industry supply and favorable market conditions. Partially offsetting these increases in net sale were lower sales volumes as the effects of a typhoon during the fourth quarter of 2012 resulted in a significant volume reduction during the first half of 2013. Also contributing to the lower per unit sales prices was a weak Japanese yen.

•
Net sales in the other fresh produce segment increased by $93.7 million principally as a result of higher sales of non-tropical fruit, fresh-cut products and tomatoes, partially offset by lower net sales of non-produce operations and lower net sales of pineapples.

◦
Net sales of non-tropical fruit increased principally due to an increase in sales volumes and per unit sales prices of avocados in North America combined with higher sales volumes of apples and citrus in the Middle East primarily a result of expansions in these markets. Also, contributing to the increase in net sales were higher sales volume of grapes in North America and the Middle East principally due to increased supplies from Chile.

◦
Net sales of fresh-cut products increased primarily due to higher per unit sales prices and sales volumes in North America and the Middle East that resulted from an expanded customer base and improved demand for our products in North America combined with expansion into new markets and introduction of new products in the Middle East. In Asia, net sales of fresh-cut products increased due to improved demand for our fresh-cut pineapple products. Partially offsetting these increases in net sales of fresh-cut products were lower sales volumes in Europe that resulted from our closure of a fresh-cut prepared salad facility in the United Kingdom in 2012 and the loss of business in our fresh-cut fruit operation in the United Kingdom.

◦	Net sales of tomatoes increased primarily due to higher per unit sales prices that resulted from low industry supplies caused by inclement weather.

◦	Net sales of non-produce operations decreased principally due to a temporary volume reduction that resulted from downtime for plant improvement in our Chilean plastic operation.

◦
Net sales of pineapples decreased slightly principally due to lower sales volume and per unit sales prices in Asia that resulted from decreased production in the Philippines and a weak Japanese yen. Also, contributing to the decrease in net sales were lower sales volume in Europe as a result of weak demand and unfavorable euro exchange rates. Partially offsetting these decreases in net sales were higher sales volumes in North America and the Middle East primarily as a result of increased customer demand. Worldwide pineapple sales volume decreased 2% and per unit sales prices increased 1%.

•
Net sales in the prepared food segment increased by $21.2 million principally due to higher sales volume of canned pineapple and per unit sales prices of industrial products in Europe principally as a result of improved market conditions combined with higher beverage sales volumes in the Middle East and Africa as a result of expanded production in our new Saudi Arabian juice operation and our Kenya facility. Also contributing to the increase were higher net sales of poultry and meat products in Jordan due to improved market conditions.

Cost of Products Sold

Cost of products sold was $3,393.3 million in 2013 compared with $3,079.5 million in 2012, an increase of $313.8 million. This increase in cost of products sold was primarily attributable to an overall 6% increase in sales volumes; increased fruit cost that resulted from higher procurement and production cost; higher ocean freight cost primarily a result of shipping additional volumes of Central American bananas to the Middle East; increased vessel operating expenses and higher distribution costs in the Middle East, North America and Europe. Also contributing to the increase in 2013, was a $1.4 million deferred growing crop inventory write-off as a result of adverse weather condition in our Chilean non-tropical fruit growing operations. Partially offsetting these increases in cost of product sold were lower fuel and lower fertilizer costs. In 2012, we recorded $0.7 million in inventory write-offs related to our previously discontinued pineapple and melon operations in Brazil and $0.4 million in inventory write-offs and clean-up costs and a credit of $(0.2) million for insurance reimbursements related to floods in Costa Rica.

Gross Profit

Gross profit was $290.4 million in 2013 compared with $341.7 million in 2012, a decrease of $51.3 million. The decrease in gross profit was attributable to lower gross profit in all of our segments.

•
Gross profit on the banana segment decreased by $27.6 million principally due to higher fruit cost resulting from higher procurement and production costs, lower selling prices in Europe principally the result of unfavorable exchange rates and lower per unit selling prices in North America due to competitive market pricing. Also contributing to the decrease were higher ocean freight costs in the Middle East due to increased shipments from Central America. Partially offsetting these decreases in banana gross profit were higher sales prices in Asia and the Middle East. Worldwide banana per unit sales prices increased 3% and per unit costs increased 5%.

•
Gross profit in the other fresh produce segment decreased by $13.0 million due to lower gross profit on fresh-cut products, non-tropical fruit, non-produce operations and melons, partially offset by higher gross profit on pineapples.

◦
Gross profit on fresh-cut products decreased principally due to higher production and logistics costs in North America and the Middle East, partially offset by higher per unit sale prices in North America,Europe and the Middle East and higher sales volumes in Asia.

◦	Gross profit on non-tropical fruit decreased primarily due to higher fruit costs on apples in the Middle East and lower selling prices on grapes in Europe.

◦	Gross profit on non-produce operations decreased as a result of lower sales in our Chilean plastic operations due to a temporary volume reduction that resulted from downtime for plant improvement.

◦	Gross profit on melons decreased primarily due to higher fruit, ocean freight and logistic costs.

◦	Gross profit on pineapples increased primarily due to higher sales volumes in North America and the Middle East partially offset by lower sales volumes in Asia.

•
Gross profit on the prepared food segment decreased by $10.7 million principally as a result of lower selling prices for canned pineapple and deciduous products and higher costs for canned pineapple and industrial products, partially offset by higher gross profit on poultry and meat products in Jordan.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $0.3 million to $176.9 million in 2013 compared with $177.2 million in 2012. The decrease was primarily due to lower executive compensation and professional and legal fees, partially offset by higher selling and marketing expenses in North America and higher selling, marketing and administrative expenses in the Middle East as a result of expanding sales.

Loss (Gain) on Disposal of Property, Plant and Equipment

Loss on disposal of property, plant and equipment of $4.9 million in 2013 principally related to the disposal of low-yielding banana plants in Central America in order to replant and improve productivity, partially offset by a gain on the disposal of a refrigerated vessel and other surplus equipment. Gain on disposal of property, plant and equipment of $(0.2) million in 2012 was related to gains on sale of shipping related equipment, partially offset by losses on disposal of low-yielding banana plants.

Goodwill and Trademark Impairment

As a result of the failure of the prepared food business in Europe to meet our expectations due to under-performance and a recent cyclical downturn in industrial products, we recorded $99.6 million of asset impairment charges. These impairments charges consist of $75.7 million of goodwill impairment and $23.9 million of trademark impairments related to the 2004 acquisition of the Prepared Food business in Europe, Africa, the Middle East and the countries formerly part of the Soviet Union.

Asset Impairment and Other Charges

Asset impairment and other charges, net were $37.1 million in 2013 as compared with $3.3 million in 2012, an increase of $33.8 million.

Asset impairment and other charges (credits) for 2013 were as follows:

•
$11.4 million in asset impairments related to our decision to discontinue exporting bananas from Brazil and close certain low-yield farms. The remaining farms will produce bananas only for the local market;

•	$7.1 million in asset impairment related to the previously announced exit activities in Brazil in the other fresh produce segment;

•	$4.3 million in asset impairment for the closure of certain areas of a banana plantation in Costa Rica;

•	$0.7 million in asset impairment for the closure of certain areas of a banana plantation in the Philippines.

•	$9.0 million in other charges for the settlement of an unfavorable outcome to breach of contract litigation in North America;

•	$2.2 million in other charges for unfavorable litigation related to a class action complaint for unpaid wages in North America related to the other fresh produce segment;

•	$0.3 million asset impairment due to the closure of a watermelon farm in Costa Rica related to the other fresh produce segment;

•	$2.6 million in asset impairment, severance expense and contract termination costs as a result of the closure of two under-utilized distribution centers in Germany related to the banana segment;

•	$0.2 million in termination benefits related to the closure of two distribution centers in Poland related to the banana segment;

•	$0.7 million in severance expense due to the restructuring of our fresh-cut fruit operations in the United Kingdom related to the other fresh produce segment;

•	$0.2 million in contract termination costs in the United Kingdom principally related to the banana segment;

•	$0.1 million in asset impairment in Chile due to adverse weather conditions related to the other fresh produce segment;

•	$0.8 million in severance expense due to restructuring in our Cameroon banana operations;

•	$0.2 million in severance expense due to restructuring of our sales office in France related to the prepared food segment;

•	$(2.5) million in credits due to the gain on sale of a previously impaired under-utilized facility in the United Kingdom principally related to the banana segment;

•	a net credit of $(0.2) million related to over-accrued exit activity in Hawaii related to the other fresh produce segment.

Asset impairment and other charges (credits) for 2012 were as follows:

•	$2.8 million in asset impairments and contract termination charges related to under-utilized distribution centers and office space in the United Kingdom primarily related to the banana segment;

•	$2.6 million in asset impairments and severance charges related to the closure of a fresh-cut prepared salad facility in the United Kingdom in other fresh produce segment;

•	$(1.7) million net gain on the sale of previously impaired melon assets in Guatemala related to the other fresh produce segment;

•	$(1.4) million in insurance proceeds related to floods which occurred in 2010 in our Guatemala operations related to the banana segment;

•	$0.7 million in net charges as a result of floods in our Costa Rica operations, comprised of $1.3 million in asset impairments less $(0.6) million of insurance proceeds related to the banana segment;

•	$0.5 million in other costs related to our previous closure of Hawaii operations related to the other fresh produce segment; and

•	$(0.2) million credit for the reversal of over-accrued costs in our previous closure of Costa Rica melon operation related to the other fresh produce segment.

Operating (Loss) Income

Operating loss in 2013 was $(28.1) million compared with an operating income of $161.4 million in 2012, a decrease of $189.5 million. The decrease in operating income is attributable to lower gross profit, higher selling general and administrative expenses, a loss on disposal of property, plant and equipment and higher asset impairments and other charges, net.

Interest Expense

Interest expense was $2.9 million in 2013 as compared with $3.0 million in 2012, a decrease of $0.1 million. The lower interest expense in 2013 was due principally to lower interest rates, partially offset by higher average debt balances.

Other (Income) Expense, Net

Other (income) expense, net was income of $13.6 million in 2013 compared with an expense of $1.9 million in 2012. During 2013, we recorded a gain of $16.6 million related to a favorable judgment awarded in litigation and lower foreign exchange losses, partially offset by $1.6 million in financial charges as a result of an unfavorable court ruling related to value added tax reporting in South America. Included in other (income) expense, net during 2012 was $2.6 million of foreign exchange losses, which resulted from converting Argentine pesos to U.S. dollars.

Provision for Income Taxes

Provision for income taxes was $17.2 million in 2013 compared with $12.2 million in 2012, an increase of $5.0 million. The increase in the provision for income taxes for 2013 is primarily due to $9.7 million in tax credits recorded in 2012 as compared with $0.3 million in net tax credits recorded during 2013. The 2012 tax credits were primarily for the reversals of uncertain tax positions due to a lapse in the statute of limitations and settlement of tax audits and litigation and changes in tax rates in certain foreign jurisdictions. Partially offsetting the higher levels of tax credits during 2012 was lower taxable income in certain jurisdictions in 2013.

2012 Compared with 2011

Net Sales

Net sales in 2012 were $3,421.2 million compared with $3,589.7 million in 2011. The increase in net sales of $168.5 million was primarily attributable to higher net sales of bananas and other fresh produce, partially offset by lower net sales of prepared foods.

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

Loss (Gain) on Disposal of Property, Plant and Equipment

Gain on disposal of property, plant and equipment of $(0.2) million in 2012 was related to gain on sales of shipping related equipment, partially offset by losses on disposal of low-yield banana plants. Gain on disposal of property, plant and equipment of $3.1 million in 2011 was principally a result of the sale of shipping-related equipment and other surplus equipment.

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

Operating (Loss) Income

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

Other (Income) Expense, Net

Other expense, net was $1.9 million in 2012 compared with $9.7 million in 2011. The decrease of $7.8 million in other expense, net was principally due to lower foreign exchange losses incurred during 2012, a gain of $3.0 million on the sale of equity securities in 2012 combined with equity income from unconsolidated companies. Also, included in other expense, net in 2012 was $2.6 million of foreign exchange losses, which resulted from converting Argentine pesos to U.S. dollars.

Provision for Income Taxes

Provision for income taxes was $12.2 million in 2012 compared with $5.7 million in 2011. The tax provision for 2012 includes $9.7 million of credits due primarily to reversals of uncertain tax positions due to a lapse in the statute of limitations and settlement of tax audits and litigation and changes in tax rates in certain foreign jurisdictions. Provision for income taxes in 2011 includes the establishment of uncertain tax positions in various foreign jurisdictions combined with an increase in taxable income, partially offset by a favorable adjustment as a result of a change in the tax treatment of plantation costs in a foreign jurisdiction.

Liquidity and Capital Resources

Net cash provided by operating activities was $108.7 million for 2013 compared with $172.6 million for 2012, a decrease of $63.9 million. The decrease in cash provided by operating activities was principally due to lower net income and higher levels of accounts receivable principally as a result of higher sales in North America and the Middle East, partially offset by higher accounts payable and accrued expenses principally as a result of higher net sales.

Net cash provided by operating activities was $172.6 million for 2012 compared with $195.7 million for 2011, a decrease of $23.1 million. The decrease in cash provided by operating activities was principally due to higher levels of inventory combined with lower accounts payable and accrued expenses as a result of lower costs, partially offset by higher net income. The increase in inventory is primarily attributable to higher levels of prepared food finished goods, a result of higher production levels and higher levels of pineapple growing crop in Kenya, Costa Rica and the Philippines.

Working capital was $633.0 million at December 27, 2013 compared with $563.5 million at December 28, 2012, an increase of $69.5 million. This increase in working capital was primarily attributable to higher levels of finished goods inventory and trade accounts receivable primarily as a result of higher net sales, partially offset by higher levels of accounts payable and accrued expenses.

Net cash used in investing activities was $161.9 million for 2013, $72.4 million for 2012 and $74.7 million for 2011. Net cash used in investing activities for 2013 consisted of $159.5 million in capital expenditures and $20.6 million in purchase of businesses, partially offset by $10.4 million in proceeds from sales of property, plant and equipment and $7.8 million in proceeds from sale of securities available for sale. Our capital expenditures totaled $159.5 million in 2013, consisting primarily of approximately $49.6 million for expansion and improvements to production facilities in Costa Rica, Guatemala, the Philippines and Chile related to the banana and other fresh produce segments; $39.3 million for expansion of our tomato and vegetable assets in North America related to the other fresh produce segment; $16.8 million principally for improvements and expansion of production facilities in Kenya, Greece and Jordan related to the prepared food segment; $32.7 million principally for new distributions centers in Canada and France and improvements and expansion to distribution centers in the United States and the Middle East principally related to the banana and other fresh produce segment and $8.3 million for expansion of our fresh-cut production facilities primarily in North America related to the other fresh produce segment. During 2013, capital expenditures also included approximately $9.7 million for the acquisition of two refrigerated vessels and related shipping equipment and $3.1 million for information technology systems. The purchase of businesses of $20.6 million consisted of the purchase of a pineapple farm in Costa Rica and a banana farm in the Philippines.

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

Net cash provided by (used in) financing activities was $51.2 million for 2013, $(103.5) million for 2012 and $(125.7) million for 2011. Net cash provided by financing activities for 2013 of $52.7 million consisted of net borrowing on long-term debt of $127.3 million, contributions from noncontrolling interests of $3.6 million and proceeds from stock options exercised of $44.0 million, partially offset by repurchase of ordinary shares of $94.0 million and dividends paid of $28.2 million.

Net cash (used in) financing activities for 2012 of $(103.5) million consisted of net repayment of long-term debt of $88.0 million, dividends paid of $23.2 million and repurchase of our ordinary shares of $12.9 million, partially offset by proceeds from stock options exercised of $10.1 million, contributions from noncontrolling interest of $7.0 million and excess tax benefit from stock-based compensation of $3.6 million.

Net cash (used in) financing activities for 2011 of $(125.7) million consisted of net repayment of long-term debt of $80.6 million, repurchase of our ordinary shares of $50.0 million, dividends paid of $17.7 million and a distribution to noncontrolling interest of $3.1 million, partially offset by proceeds from stock options exercised of $22.8 million and excess tax benefit from stock-based compensation of $2.9 million.

We finance our working capital and other liquidity requirements primarily through cash from operations and borrowings under our $500 million syndicated senior unsecured revolving credit facility maturing October 23, 2017 (the "Credit Facility") with Bank of America, NA as administrative agent. Borrowings under the Credit Facility bear interest at a spread over the London Interbank Offer Rate ("Libor") that varies with our leverage ratio. The Credit Facility also includes a swing line facility and a letter of credit facility. We intend to use the Credit Facility from time to time for our working capital needs, capital expenditues, funding of possible acquisitions, possible share repurchase and satisfaction of other obligations.

At December 27, 2013, we had borrowings of $247.7 million outstanding under the Credit Facility bearing interest at a per annum rate of 1.44%. In addition, we pay a fee on unused commitments.

The Credit Facility is unsecured as long as we meet a certain leverage ratio and also requires us to comply with certain financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers. As of December 27, 2013, we were in compliance with all of the financial and other covenants contained in the Credit Facility.

At December 27, 2013, we had $251.9 million of borrowing availability under committed working capital facilities, primarily under the Credit Facility.  At December 27, 2013, we applied $14.1 million to the letter of credit facility, comprised primarily of certain contingent obligations and other governmental agencies and purchases of equipment guarantees. We also had $13.7 million in other letters of credit and bank guarantees not included in the letter of credit facility.

As of December 27, 2013, we had $251.4 million of long-term debt and capital lease obligations, including the current portion, consisting of $247.7 million outstanding under the Credit Facility, $0.7 million of capital lease obligations and $3.0 million of other long-term debt and notes payable.

Based on our operating plan, combined with our borrowing limit under our Credit Facility, we believe we will have sufficient resources to meet our cash obligations in the foreseeable future. As of December 27, 2013, we had cash and cash equivalents of $42.5 million.

We paid approximately $5.2 million in severance payments and contractual obligations during 2013, primarily as a result of the closure of distribution centers in the United Kingdom and Germany and restructuring of our fresh-cut facilities in the United Kingdom. We expect to make additional payments of approximately $3.8 million principally related to the previously announced closure of certain under-utilized banana distribution facilities in the United Kingdom and Germany as well as restructuring in Cameroon. In addition, during 2013, we paid $9.5 million as a result of the settlement of an unfavorable outcome to litigation related to information technology administrative services in North America and we also expect to pay $2.2 million during 2014 for the settlement of a dispute related to a class action complaint for unpaid wages in North America. These cash outlays were or will be funded from operating cash flows and available borrowings under our credit facilities.

The principal capital expenditures planned for 2014 consist primarily of the expansion and improvement of production facilities in Costa Rica, Kenya, the Philippines, Nicaragua and Chile combined with expansion and improvements of our distribution and fresh-cut facilities in North America and Asia and production facilities in the Middle East. We expect to fund our capital expenditures in 2014 through operating cash flows and borrowings under our Credit Facility. We generated cash from operations of $108.7 million in 2013 and had $238.2 million of borrowing capacity available under our Credit Facility as of December 27, 2013.

The fair value of our derivatives changed from a net liability of $(13.8) million as of December 28, 2012 to a net liability of $(3.3) million as of December 27, 2013, related to our foreign currency cash flow hedges and bunker fuel swap hedges.  For foreign currency hedges, these fluctuations were primarily driven by the strengthening or weakening of the U.S. dollar compared to currencies being hedged relative to the contracted exchange rates and the settling of a number of contracts throughout 2013. During 2013, we predominately entered into derivative contracts to hedge the British pound, euro, Japanese yen and Polish zloty relative to our sales. We also entered into contracts to hedge the Costa Rican colon, Philippine peso, Korean won and Chilean peso, in order to hedge our production and procurement costs. The change in 2013 was primarily related to the weaker U.S. dollar relative to the euro and Costa Rican colon offset by the stronger U.S. dollar relative to the Japanese yen being hedged when compared to the contracted exchange rates.

We enter into derivative instruments with counterparties that are highly rated and do not expect a deterioration of our counterparty’s credit rating; however, the deterioration of our counterparty’s credit would affect the Consolidated  Financial Statements in the recognition of the fair value of the hedges that would be transferred to earnings as the contracts settle. We expect that $(2.5) million and $(0.8) million of the net fair value of hedges recognized as a net loss in accumulated other comprehensive income ("AOCI") will be transferred to earnings during the next 12 months and in 2015, respectively, along with the effect of the related forecasted transaction.

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

Growing Crops

Expenditures on pineapple, melon, tomatoes and non-tropical fruit, including grapes, growing crops are valued at the lower of cost or market and are deferred and charged to cost of products sold when the related crop is harvested and sold. The deferred growing costs consist primarily of land preparation, cultivation, irrigation and fertilization costs. The deferred growing crop calculation is dependent on an estimate of harvest yields and future crop expenditures. If there is an unexpected decrease in estimated harvest yields, a write-down of deferred growing costs may be required. During 2013, we wrote-off $1.4 million of growing crop inventory as a result of adverse weather condition in our Chilean non-tropical fruit operations.

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

Stock-based compensation expense related to stock options, restricted stock awards and restricted stock units, for the year ended December 27, 2013, included in the determination of income before provision for income taxes and net income, totaled $9.9 million on the straight-line, single award basis, and is included in the accompanying Consolidated Statements of Income for the year ended December 27, 2013 in selling, general and administrative expenses.

We realized an excess share-based payment deduction resulting from stock options exercised through a reduction in taxes currently payable and related effect on cash flows of less than $0.1 million for the year ended December 27, 2013, $3.6 million for December 28, 2012 and $2.9 million for December 30, 2011. The amount of cash received from the exercise of stock options was $44.0 million for the year ended December 27, 2013. As of December 27, 2013, the total remaining unrecognized compensation costs related to non-vested stock options and Restricted Stock Units amounted to $10.5 million and $4.2 million respectively, which will be amortized over the weighted-average remaining requisite service period of 2.5 and 1.5 years, respectively.

Goodwill and Indefinite-Lived Intangible Assets

We assess goodwill for impairment on an annual basis on the first day of the fourth quarter of each year, or sooner if events indicate such a review is necessary. As a result of our annual impairment test performed and failure of the prepared food business to meet our expectations due to under-performance in Europe and a recent cyclical downturn in industrial products, we recorded $99.6 million of asset impairment charges, which includes impairments of $75.7 million of goodwill and $23.9 million of trademark related to the 2004 acquisition of the Prepared Food business in Europe, Africa, the Middle East and the countries formerly part of the Soviet Union.

As part of the 2004 Del Monte Foods acquisition, we also acquired perpetual, royalty-free licenses to use the DEL MONTE® brand for processed and/or canned food in more than 100 countries throughout Europe, Africa, the Middle East and countries formerly part of the Soviet Union.  This indefinite-lived intangible asset is not being amortized but is reviewed for impairment consistent with the Codification guidance on “Intangibles – Goodwill and Other” and includes $44.8 million other non-current assets at December 27, 2013 related to these licenses and is fair valued based on the annual impairment assessment performed during the fourth quarter. As of December 27, 2013, we are not aware of any additional items or events that would cause a further adjustment to the carrying value of Goodwill and Indefinite-Lived Intangible Assets.

Based on this valuation that is performed during the fourth quarter, we have determined that there was no additional impairment of goodwill in 2013 except for the prepared food goodwill and trademark described above. During the second quarter of 2011, as a result of of our Central America melon program rationalization, we recorded a $3.3 million goodwill impairment charge. Potential impairment exists if the fair value of a reporting unit to which goodwill has been allocated is less than the carrying value of the reporting unit. The amount of the impairment to recognize, if any, is calculated as the amount by which the carrying value of goodwill exceeds its implied fair value. Future changes in the estimates used to conduct the impairment review, including revenue projection, market values and changes in the discount rate used, could cause the analysis to indicate that our goodwill is impaired in subsequent periods and result in a write-down of a portion or all of goodwill. The discount rate used is based on independently calculated risks, our capital mix and an estimated market risk premium.

The fair value of the prepared food unit’s trademarks and banana reporting units’ goodwill are highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets.

If we are unable to recover from low operating margins related to the banana segment, the banana reporting unit goodwill may be at risk for impairment in the future. If we are unable to recover from current challenging economic conditions in Europe, the prepared food reporting unit trademarks may be at risk for impairment in the future.

The following table highlights the sensitivities of the goodwill and indefinite-lived intangibles at risk as of December 27, 2013  (U.S. dollars in millions):

	Banana Reporting Unit Goodwill	U.K. Beverage Trademarks	Remaining DEL MONTE® Trademarks
Carrying value of indefinite-lived intangible assets	$65.2	$3.2	$41.6

Approximate percentage by which the fair value exceeds the carrying value based on annual impairment test as of 1st day of fourth quarter	1.0%	—%	—%

Amount that a one percentage point increase in the discount rate and a 5% decrease in cash flows would cause the carrying value to exceed the fair value and trigger a fair valuation	$65.2	$0.4	$5.1

As part of the Del Monte Foods acquisition, we acquired perpetual, royalty-free licenses to use the DEL MONTE® brand for processed and/or canned food in more than 100 countries throughout Europe, Africa, the Middle East and countries formerly part of the Soviet Union.  Included in other non-current assets at December 27, 2013 is an indefinite-lived intangible asset of $44.8 million related to these licenses. This indefinite-lived intangible asset is not being amortized but is reviewed for impairment consistent with the Codification guidance on “Intangibles – Goodwill and Other”.  As of December 27, 2013, we are not aware of any additional items or events that would cause a further adjustment to the carrying value of Goodwill and Indefinite-Lived Intangible Assets.

Impairment of Long-Lived Assets

We account for the impairment of long-lived assets in accordance with the the Codification guidance related to “Property, Plant and Equipment”. The Codification guidance requires write-downs to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. We recorded charges related to impairment of long-lived assets in 2013, 2012 and 2011 of $22.1 million, $2.2 million and $16.7 million, respectively. Such charges are included in asset impairment and other charges, net in the accompanying Consolidated Statements of Income for the years ended December 27, 2013, December 28, 2012 and December 30, 2011.

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

Environmental Remediation Liabilities

Estimated expenses associated with environmental remediation obligations are accrued when such expenses are probable and can be reasonably estimated. We have recorded provisions for the Kunia Well Site related to the expected environmental remediation. The related liability is based on the Record of Decision, which was issued by the EPA on September 25, 2003. Certain portions of the EPA’s estimates have been discounted using a 3% interest rate. In 2004, we commenced certain remediation and further testing activities. At December 27, 2013 and December 28, 2012, the total liability for the Kunia Well Site was $16.4 million and $16.8 million, respectively. We expect to expend approximately $1.0 million in cash per year for the next five years. The ultimate amount of the cost for the expected environmental remediation of the Kunia Well Site is dependent on the actual cost. Actual remediation costs could significantly differ from our estimates.

Derivative Financial Instruments

We account for derivative financial instruments in accordance with the ASC guidance on “Derivatives and Hedging”. The ASC on “Derivatives and Hedging” requires us to recognize the value of derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated as a hedge and qualifies as part of a hedging relationship. The accounting also depends on the type of hedging relationship, whether a cash flow hedge, a fair value hedge, or hedge of a net investment in a foreign operation. A fair value hedge requires that the effective portion of the change in the fair value of a derivative financial instrument be offset against the change in the fair value of the underlying asset, liability, or firm commitment being hedged through earnings. A cash flow hedge requires that the effective portion of the change in the fair value of a derivative instrument be recognized in other comprehensive income, a component of shareholders’ equity, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the change in fair value of a derivative instrument is to be recognized in earnings. The ineffective portion of the change in fair value is immaterial for the years ended December 27, 2013 and December 30, 2012.

We use derivative financial instruments primarily to reduce our exposure to adverse fluctuations in foreign exchange rates and bunker fuel prices. When entered into, we formally designate and document the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction. The fair values of derivatives used to hedge or modify our risks fluctuate over time. These fair value amounts should not be viewed in isolation, but rather in relation to the cash flows or fair value of the underlying hedged transactions or assets and other exposures and to the overall reduction in our risk relating to adverse fluctuations in foreign exchange rates and fuel prices.

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

During 2013, we recognized $11.4 million in asset impairment and other charges a result of our decision to discontinue exporting bananas from Brazil and close six farms. The asset impairment consisted of a write-down of $1.0 million related to land that will be utilized for the production of other products with a carrying value of $8.8 million. The land was written down to a value of $7.8 million. We estimated the fair value of these assets using the market approach. The fair valuation of the assets and contract termination obligation of $7.8 million are classified as Level 3 of the fair value hierarchy due to the mix of unobservable inputs utilized.

During 2013, we recognized $2.6 million in asset impairment charges and other charges, net related to an under-performing distribution center in Germany in the banana segment. Included in asset impairment and other charges, net, is a contract termination obligation of $0.6 million related to lease payments that will continue to be incurred throughout the lease term beyond our cease-use date. We estimated the fair value of this obligation using an income based approach, whereby our cash flows were adjusted for a market premium risk. The fair value of the contract termination obligation is classified as Level 3 of the fair value hierarchy due to the mix of unobservable inputs utilized.

During 2012, we recognized $2.5 million in impairment charges related to an under-performing banana ripening facility in the United Kingdom. The carrying value of the assets were $6.2 million and was written down to $4.4 million. These assets related predominantly to building and machinery and equipment included in property, plant and equipment, net on our Consolidated Balance Sheets. We estimated the fair value of the underlying assets by using the market approach. We used observable inputs based on market participant information, as such, we classify the fair value of these banana ripening assets within Level 2.

New Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update (“ASU”) providing guidance on whether an uncertain tax position should be presented as a reduction to a deferred tax asset or as a separate liability. This guidance seeks to address diversity in practice. The adoption of this ASU amendment had no effect on our financial condition, results of operations or cash flows.

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

In February 2013, the FASB issued an ASU amendment related to reporting amounts reclassified out of accumulated other comprehensive income ("AOCI"). Under this ASU amendment, an entity is required to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. We adopted this amendment during 2013 with no effect on our financial condition, results of operations or cash flows.

Trend Information

Our net sales are affected by numerous factors, including mainly the balance between the supply of and demand for our produce and competition from other fresh produce companies. Our net sales are also dependent on our ability to supply a consistent volume and quality of fresh produce to the markets we serve. For example, seasonal variations in demand for bananas as a result of increased supply and competition from other fruit are reflected in the seasonal fluctuations in banana prices, with the first six months of each year generally exhibiting stronger demand and higher prices, except in those years where an excess supply exists.  In 2013, our overall banana sales volume increased by 7% and our average per unit sales prices increased by 3%. Our net sales of other fresh produce were positively impacted by higher sales volumes of non-tropical fruit, principally avocados, apples and grapes combined with higher sales volume of our fresh-cut products in the Middle East and North America and improved pricing of tomato. In the processed foods business, we generally realize the largest portion of our net sales and gross profit in the third and fourth quarters of the year. During 2013, our prepared food net sales increased principally as a result of higher beverage sales in the Middle East and Africa, principally as a result of increased production and higher sales of canned pineapples and industrial products, primarily due to increased customer demand for buyers own label products and higher production in our Kenya pineapple operation.

Our strategy is a combination of maximizing revenues from our existing infrastructure, entering new markets and strict cost control initiatives. We plan to continue to capitalize on the growing global demand for fresh produce and expand our reach into existing and new markets. We expect sales growth of fresh produce in key markets by increasing sales volume and per unit sales prices as permitted by market conditions. Our strategy includes increasing volumes from existing production and distribution facilities in order to improve operating efficiencies and reduce per unit costs. We plan additional investments in production facilities to expand our product offering in established markets and continue with our recent expansion in growth markets, such as the Middle East, Africa and countries formerly part of the Soviet Union. We also plan additional investments in our North America distribution and fresh-cut fruit facilities and production operations to support our planned growth in this market.

In the pineapple, grape and non-tropical fruit markets, we believe that the high degree of capital investment and cultivation expertise required, as well as the longer length of the growing cycle, makes it relatively difficult to enter the market. However, in recent years we have experienced an increase in competition with respect to our Del Monte Gold® Extra Sweet pineapple, which has affected our results. We expect these competitive pressures to continue in 2014.

In the EU, the banana import tariff system that has been in effect since 2006 was modified in 2010.  On December 15, 2009, the EU entered into an agreement with certain Latin America banana exporting countries to settle the long running dispute over banana import tariffs.  This agreement was ratified in May, 2010. Under this agreement, the EU gradually reduces import tariffs on bananas from Latin America on an annual basis until 2017. The current level of €132 per ton in 2013 will be reduced to €114 per ton by 2017 as follows: 2014-€127, 2015-€122, 2016-€117 and 2017-€114. Also, the EU has entered into Free Trade Agreements with Colombia, Peru and five Central American countries. Under these bilateral trade agreements, duties on bananas will fall progressively to €75 per ton by 2020. The EU continues to negotiate Free Trade Agreements with Latin America banana-producing countries. We cannot predict the impact of these changes in banana import tariffs on the EU market.

Our costs are determined in large part by the prices of fuel and packaging materials, including containerboard, plastic, resin and tin plate. We may be adversely affected if sufficient quantities of these materials are not available to us. Any significant increase in the cost of these items could also materially and adversely affect our operating results. Other than the cost of our products (including packaging), sea and inland transportation costs represent the largest component of cost of products sold. During 2012, the cost of fuel increased 8% and containerboard decreased 8% as compared with 2011. During 2013, cost of fuel decreased 7%, containerboard increased 4% and fertilizer decreased 13%. In addition, we are subject to the volatility of the charter vessel market because 8 of our refrigerated vessels are chartered. These charters are primarily for periods of two to 10 years.  Charter rates have generally remained stable over the past three years. As a result, significant increases in fuel, packaging material and charter rates would materially and adversely affect our results.

Tabular Disclosure of Contractual Obligations

The following details information with respect to our contractual obligations as of December 27, 2013.

	(U.S. dollars in millions)
Contractual obligations by period	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Fruit purchase agreements	$2,312.3	$459.6	$606.5	$661.2	$585.0
Purchase obligations	239.1	182.7	9.9	20.2	26.3
Operating leases and charter agreements	305.2	61.3	103.7	74.1	66.1
Capital lease obligations (including interest)	0.7	0.4	0.3	—	—
Long-term debt	250.7	2.5	248.2	—	—
Interest on long-term debt and capital lease obligations (1)	31.2	—	0.1	31.1	—
Retirement benefits	97.3	10.0	19.6	19.8	47.9
Uncertain tax positions	3.0	—	1.4	0.1	1.5
Totals	$3,208.3	$716.5	$989.6	$775.4	$726.8

We have agreements to purchase the entire or partial production of certain products of our independent growers in Costa Rica, Guatemala, Ecuador, Cameroon, Colombia, Chile, the United States and the Philippines that meet our quality standards. Total purchases under these agreements amounted to $744.3 million, $650 million and $704.6 million for 2013, 2012 and 2011, respectively.

(1) We utilize a variable interest rate on our long-term debt, and for presentation purposes we have used an assumed rate of 3%.

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

Exchange Rate Risk

Because we conduct our operations in many areas of the world involving transactions denominated in a variety of currencies, our results of operations as expressed in U.S. dollars may be significantly affected by fluctuations in rates of exchange between currencies. These fluctuations could be significant. Approximately 40% of our net sales and a significant portion of our costs and expenses in 2013 were denominated in currencies other than the dollar. We generally are unable to adjust our non-dollar local currency sales prices to reflect changes in exchange rates between the dollar and the relevant local currency. As a result, changes in exchange rates between the euro, Japanese yen, British pound or other currencies in which we receive sale proceeds and the dollar have a direct impact on our operating results. There is normally a time lag between our sales and collection of the related sales proceeds, exposing us to additional currency exchange rate risk.

To reduce currency exchange rate risk, we generally exchange local currencies for dollars promptly upon receipt. We periodically enter into currency forward contracts as a hedge against a portion of our currency exchange rate exposures; however, we may decide not to enter into these contracts during any particular period. As of December 27, 2013, we had several foreign currency cash flow hedges outstanding. The fair value of these hedges as of that date was a net liability of 3.3 million.

The results of a hypothetical 10% strengthening in the average value of the dollar during 2013 relative to the other currencies in which a significant portion of our net sales are denominated would have resulted in a decrease in net sales of approximately $146.45 million for the year ended December 27, 2013. This calculation assumes that each exchange rate would change in the same direction relative to the dollar. Our sensitivity analysis of the effects of changes in currency exchange rates does not factor in a potential change in sales levels or any offsetting gains on currency forward contracts.

Interest Rate Risk

As described in Note 11, “Long-Term Debt and Capital Lease Obligations” to the Consolidated Financial Statements, our indebtedness is both variable and fixed rate.

At December 27, 2013, our variable rate total debt had a carrying value of $250.7 million. The fair value of the debt approximates the carrying value because the variable rates approximate market rates. A 10% increase in the interest rate for 2013 would have resulted in a negative impact of approximately $0.2 million on our results of operations for the year ended December 27, 2013.

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

Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Senior Vice President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established in Internal Control-Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the COSO criteria, our management concluded that our internal control over financial reporting was effective as of December 27, 2013.

The effectiveness of our internal control over financial reporting as of December 27, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that is included elsewhere herein. That report expresses an unqualified opinion on the effectiveness of our internal control over financial reporting.

Fresh Del Monte Produce Inc.

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Shareholders of Fresh Del Monte Produce Inc.

We have audited Fresh Del Monte Produce Inc. and subsidiaries' internal control over financial reporting as of December 27, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Fresh Del Monte Produce Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Fresh Del Monte Produce Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 27, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fresh Del Monte Produce Inc. and subsidiaries as of December 27, 2013 and December 28, 2012, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 27, 2013 of Fresh Del Monte Produce Inc. and subsidiaries, and our report dated February 21, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Miami, Florida
February 21, 2014

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Shareholders of Fresh Del Monte Produce Inc.

We have audited the accompanying consolidated balance sheets of Fresh Del Monte Produce Inc. and subsidiaries as of December 27, 2013 and December 28, 2012 and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 27, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fresh Del Monte Produce Inc. and subsidiaries at December 27, 2013 and December 28, 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 27, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fresh Del Monte Produce Inc.'s internal control over financial reporting as of December 27, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 21, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Miami, Florida
February 21, 2014

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(U.S. dollars in millions, except share and per share data)

	December 27, 2013	December 28, 2012
Assets
Current assets:
Cash and cash equivalents	$42.5	$39.9
Trade accounts receivable, net of allowance of $8.3 and $6.8, respectively	338.8	296.1
Other accounts receivable, net of allowance of $6.1 and $7.6, respectively	59.3	58.4
Inventories, net	533.1	482.8
Deferred income taxes	10.8	11.8
Prepaid expenses and other current assets	31.1	37.0
Total current assets	1,015.6	926.0

Investments in and advances to unconsolidated companies	2.1	2.0
Property, plant and equipment, net	1,101.2	1,024.6
Deferred income taxes	52.4	56.5
Other noncurrent assets	86.5	118.7
Goodwill	331.4	405.6
Total assets	$2,589.2	$2,533.4

Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued expenses	$356.0	$333.5
Current portion of long-term debt and capital lease obligations	2.8	2.7
Deferred income taxes	15.7	15.9
Income taxes and other taxes payable	8.1	10.4
Total current liabilities	382.6	362.5

Long-term debt and capital lease obligations	248.6	123.5
Retirement benefits	80.4	90.9
Other noncurrent liabilities	47.2	47.4
Deferred income taxes	79.2	77.7
Total liabilities	838.0	702.0

Commitments and contingencies

Shareholders' equity:

Preferred shares, $0.01 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.01 par value; 200,000,000 shares authorized; 56,218,437 and 57,707,385 issued and outstanding, respectively	0.6	0.6
Paid-in capital	530.1	503.7
Retained earnings	1,185.8	1,316.3
Accumulated other comprehensive loss	(3.4)	(24.9)
Total Fresh Del Monte Produce Inc. shareholders' equity	1,713.1	1,795.7
Noncontrolling interests	38.1	35.7
Total shareholders' equity	1,751.2	1,831.4
Total liabilities and shareholders' equity	$2,589.2	$2,533.4

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(U.S. dollars in millions, except share and per share data)

	Year ended
	December 27, 2013	December 28, 2012	December 30, 2011
Net sales	$3,683.7	$3,421.2	$3,589.7
Cost of products sold	3,393.3	3,079.5	3,270.2
Gross profit	290.4	341.7	319.5

Selling, general and administrative expenses	176.9	177.2	190.4
Loss (gain) on disposal of property, plant and equipment	4.9	(0.2)	(3.1)
Goodwill and trademark impairment charges	99.6	—	—
Asset impairment and other charges, net	37.1	3.3	16.3
Operating (loss) income	(28.1)	161.4	115.9

Interest expense	2.9	3.0	6.8
Interest income	0.7	0.7	1.1
Other (income) expense, net	(13.6)	1.9	9.7

Income (loss) before income taxes	(16.7)	157.2	100.5

Provision for income taxes	17.2	12.2	5.7
Net (loss) income	$(33.9)	$145.0	$94.8

Less: net income attributable to noncontrolling interests	0.5	1.8	2.3
Net (loss) income attributable to Fresh Del Monte Produce Inc.	$(34.4)	$143.2	$92.5

Net (loss) income per ordinary share attributable to Fresh Del Monte Produce Inc. - Basic	$(0.61)	$2.47	$1.57

Net (loss) income per ordinary share attributable to Fresh Del Monte Produce Inc. - Diluted	$(0.61)	$2.46	$1.56

Dividends declared per ordinary share	$0.50	$0.40	$0.30

Weighted average number of ordinary shares:
Basic	56,426,294	57,937,245	58,893,832
Diluted	56,426,294	58,121,501	59,163,282

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(U.S. dollars in millions)

	Year ended
	December 27, 2013	December 28, 2012	December 30, 2011
Net (loss) income	$(33.9)	$145.0	$94.8

Other comprehensive income:
Net unrealized gain (loss) on derivatives	10.3	(21.1)	26.3
Net unrealized foreign currency translation gain (loss)	(0.3)	9.1	(2.5)
Net unrealized (loss) gain on available-for-sale investments	(2.7)	2.7	—
Net change in retirement benefit adjustment, net of tax	12.5	(12.5)	(1.3)
Comprehensive (loss) income	(14.1)	123.2	117.3
Less: comprehensive income attributable to noncontrolling interests	(1.2)	3.3	2.3
Comprehensive (loss) income attributable to Fresh Del Monte Produce Inc.	$(12.9)	$119.9	$115.0

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in millions)

	Year ended
	December 27, 2013	December 28, 2012	December 30, 2011
Operating activities:
Net (loss) income	$(33.9)	$145.0	$94.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69.9	70.0	73.5
Amortization of debt issuance costs	0.4	1.2	3.4
Stock-based compensation expense	9.9	10.3	9.2
Goodwill and trademark impairment charges	99.6	—	—
Asset impairment charges	22.1	2.2	16.7
Change in uncertain tax positions	3.3	(7.0)	4.7
Gain on sale of securities	(2.3)	(3.0)	—
Loss (gain) on sales of property, plant and equipment	4.9	(0.2)	(3.1)
Equity in loss (income) of unconsolidated companies	(0.1)	(0.7)	0.7
Deferred income taxes	4.5	0.5	(11.2)
Excess tax benefit from stock-based compensation	—	(3.6)	(2.9)
Foreign currency translation adjustment	(2.4)	3.6	(0.3)
Changes in operating assets and liabilities:
Receivables	(45.1)	1.7	21.5
Inventories	(50.6)	(50.6)	(21.5)
Prepaid expenses and other current assets	(4.5)	3.1	(2.9)
Accounts payable and accrued expenses	27.4	(6.2)	13.9
Other noncurrent assets and liabilities	5.6	6.3	(0.8)
Net cash provided by operating activities	108.7	172.6	195.7

Investing activities:
Capital expenditures	(159.5)	(79.7)	(79.4)
Purchase of securities available for sale	—	(11.0)	—
Proceeds from sales of property, plant and equipment	10.4	9.8	4.7
Proceeds from sale of securities available for sale	7.8	8.5	—
Purchase of businesses	(20.6)	—	—
Net cash used in investing activities	(161.9)	(72.4)	(74.7)

Financing activities:
Borrowings from long-term debt	694.5	505.3	582.9
Payments on long-term debt	(567.2)	(593.4)	(663.5)
Contributions from (distributions to) noncontrolling interests	3.6	7.0	(3.1)
Proceeds from stock options exercised	44.0	10.1	22.8
Excess tax benefit from stock-based compensation	—	3.6	2.9
Repurchase of ordinary shares	(95.5)	(12.9)	(50.0)
Dividends paid	(28.2)	(23.2)	(17.7)
Net cash provided by (used in) financing activities	51.2	(103.5)	(125.7)

Effect of exchange rate changes on cash	4.6	(3.7)	2.5
Net increase (decrease) in cash and cash equivalents	2.6	(7.0)	(2.2)
Cash and cash equivalents, beginning	39.9	46.9	49.1
Cash and cash equivalents, ending	$42.5	$39.9	$46.9

Supplemental cash flow information:
Cash paid for interest	$2.0	$1.6	$3.3
Cash paid for income taxes	$18.2	$8.7	$3.4

Non-cash financing and investing activities:
Purchase of businesses	$4.1	$—	$0.5
Sale of unconsolidated subsidiary	$—	$0.8	$0.8
Retirement of ordinary shares	$94.0	$14.4	$—
Purchases of assets under capital lease obligations	$0.6	$0.1	$0.5

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(U.S. dollars in millions, except share data)

	Ordinary Shares Outstanding	Ordinary Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Fresh Del Monte Produce Inc. Shareholders' Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2010	58,725,430	$0.6	$462.9	$1,167.8	$(24.1)	$1,607.2	$24.3	$1,631.5
Exercises of stock options	1,166,849	—	22.8	—	—	22.8	—	22.8
Issuance of restricted stock awards	27,853	—	—	—	—	—	—	—
Share-based payment expense	—	—	9.2	—	—	9.2	—	9.2
Excess tax benefit from stock-based compensation	—	—	2.9	—	—	2.9	—	2.9
Capital contribution from non-controlling interest	—	—	—	—	—	—	(0.9)	(0.9)
Repurchase and retirement of ordinary shares	(2,155,678)	—	(14.2)	(35.8)	—	(50.0)	—	(50.0)
Dividend declared	—	—	—	(17.7)	—	(17.7)	—	(17.7)
Comprehensive income:						—
Net income	—	—	—	92.5	—	92.5	2.3	94.8
Unrealized gain on derivatives	—	—	—	—	26.3	26.3	—	26.3
Net foreign currency translation adjustment	—	—	—	—	(2.5)	(2.5)	—	(2.5)
Change in retirement benefit adjustment	—	—	—	—	(1.3)	(1.3)	—	(1.3)
Comprehensive income						115.0	2.3	117.3
Balance at December 30, 2011	57,764,454	$0.6	$483.6	$1,206.8	$(1.6)	$1,689.4	$25.7	$1,715.1
Exercises of stock options	475,918	—	10.1	—	—	10.1	—	10.1
Issuance of restricted stock awards	27,573	—	—	—	—	—	—	—
Share-based payment expense	—	—	10.3	—	—	10.3	—	10.3
Excess tax benefit from stock-based compensation	—	—	3.6	—	—	3.6	—	3.6
Capital distribution to non-controlling interest	—	—	—	—	—	—	6.7	6.7
Repurchase and retirement of ordinary shares	(560,560)	—	(3.9)	(10.5)	—	(14.4)	—	(14.4)
Dividend declared	—	—	—	(23.2)	—	(23.2)	—	(23.2)
Comprehensive income:						—
Net income	—	—	—	143.2	—	143.2	1.8	145.0
Unrealized gain on derivatives	—	—	—	—	(21.1)	(21.1)	—	(21.1)
Net unrealized gain of available-for-sale- investments	—	—	—	—	2.7	2.7	—	2.7
Net foreign currency translation adjustment	—	—	—	—	7.5	7.5	1.6	9.1
Change in retirement benefit adjustment	—	—	—	—	(12.4)	(12.4)	(0.1)	(12.5)
Comprehensive income						119.9	3.3	123.2
Balance at December 28, 2012	57,707,385	$0.6	$503.7	$1,316.3	$(24.9)	$1,795.7	$35.7	$1,831.4
Exercises of stock options	1,975,339	—	44.0	—	—	44.0	—	44.0
Issuance of restricted stock awards	26,201	—	—	—	—	—	—	—
Share-based payment expense	—	—	9.9	—	—	9.9	—	9.9
Tax deficiency from stock-based compensation	—	—	(1.4)	—	—	(1.4)	—	(1.4)
Capital contribution from non-controlling interest	—	—	—	—	—	—	3.6	3.6
Repurchase and retirement of ordinary shares	(3,490,488)	—	(26.1)	(67.9)	—	(94.0)	—	(94.0)
Dividend declared	—	—	—	(28.2)	—	(28.2)	—	(28.2)
Comprehensive income:						—
Net income	—	—	—	(34.4)	—	(34.4)	0.5	(33.9)
Unrealized gain on derivatives	—	—	—	—	10.3	10.3	—	10.3
Net unrealized loss of available-for-sale- investments	—	—	—	—	(2.7)	(2.7)	—	(2.7)
Net foreign currency translation adjustment	—	—	—	—	1.4	1.4	(1.7)	(0.3)
Change in retirement benefit adjustment	—	—	—	—	12.5	12.5	—	12.5
Comprehensive income						(12.9)	(1.2)	(14.1)
Balance at December 27, 2013	56,218,437	$0.6	$530.1	$1,185.8	$(3.4)	$1,713.1	$38.1	$1,751.2

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

Reference in this Report to Fresh Del Monte, “we”, “our” and “us” and the “Company” refer to Fresh Del Monte Produce Inc. and its subsidiaries, unless the context indicates otherwise.

We were incorporated under the laws of the Cayman Islands in 1996 and are engaged primarily in the worldwide production, transportation and marketing of fresh produce. We source our products, which include bananas, pineapples, melons and non-tropical fruit (including grapes, apples, pears, peaches, plums, nectarines,  avocados, citrus and kiwis) and tomatoes, primarily from Central America, South America, Africa and the Philippines. We also source products from North America and Europe and distribute our products in North America, Europe, Middle East, Asia, South America and Africa. Products are sourced from our company-owned farms, through joint venture arrangements and through supply contracts with independent growers. We have the exclusive right to use the DEL MONTE® brand for fresh fruit, fresh vegetables and other fresh and fresh-cut produce and certain other specified products on a royalty-free basis under a worldwide, perpetual license from Del Monte Corporation, an unaffiliated company that owns the DEL MONTE® trademark. We are also a producer, marketer and distributor of prepared fruit and vegetables, juices and snacks and we hold a perpetual, royalty-free license to use the DEL MONTE® brand for prepared foods throughout Europe, Africa, the Middle East and countries formerly part of the Soviet Union. Del Monte Corporation and several other unaffiliated companies manufacture, distribute and sell under the DEL MONTE® brand canned or processed fruit, vegetables and other produce, as well as dried fruit, snacks and other products in certain geographic regions.

We are required to evaluate events occurring after December 27, 2013, our fiscal year end, for recognition and disclosure in the Consolidated Financial Statements for the year ended December 27, 2013.  Events are evaluated based on whether they represent information existing as of December 27, 2013, which require recognition in the Consolidated Financial Statements, or new events occurring after December 27, 2013, which do not require recognition but require disclosure if the event is significant to the Consolidated Financial Statements.  We evaluated events occurring subsequent to December 27, 2013 through the date of issuance of these Consolidated Financial Statements.

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

Accounting for Planned Major Maintenance Activities

We account for planned major maintenance activities, such as vessel dry-dock activities, consistent with the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ™ (the “Codification” or “ASC”) guidance related to “Other Assets and Deferred Costs”. We utilize the deferral method of accounting for vessel dry-dock activities whereby actual costs incurred are deferred and amortized on a straight-line basis over the period until the next scheduled dry-dock activity.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Summary of Significant Accounting Policies (continued)

Trade Receivables and Concentrations of Credit Risk

Trade receivables less allowances are recognized on our accompanying Consolidated Balance Sheets at net realizable value, which approximates fair value. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and customers’ credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience, specific customer collection issues that we have identified and reviews of the aging of trade receivables based on contractual terms. We generally do not require collateral on trade accounts receivable. Write-down of accounts receivable is done only when all collection efforts have been exhausted without success. No single customer’s receivable balance is considered to be large enough to pose a significant credit risk to us, except trade accounts receivable from one customer, which represents approximately 9% of trade accounts receivable, net of allowance. This customer is current with its payments.

Other Accounts Receivable

Other accounts receivable less allowances are recognized on our accompanying Consolidated Balance Sheets at net realizable value, which approximates fair value. Other accounts receivable includes value-added taxes (“VAT”) receivables, seasonal advances to growers and suppliers, which are usually short-term in nature, and other financing receivables.

VAT are primarily related to purchases by production units and will be refunded by the taxing authorities. As of December 27, 2013 and December 28, 2012, $22.6 million and $22.2 million net of allowance of $0.9 million and $1.0 million, respectively, of these amounts were classified as current in other accounts receivable and $10.1 million and $12.4 million, net of allowance of $10.2 million and $11.6 million, respectively, were classified as noncurrent in other noncurrent assets on our Consolidated Balance Sheets.

Advances to growers and suppliers are generally repaid to us as produce is harvested and sold. We require property liens and pledges of the current season’s produce as collateral to support the advances. Occasionally, we agree to a payment plan or take steps to recover advances through the liens or pledges. Refer to Note 8, “Financing Receivables” for further discussion on advances to growers and suppliers.

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

Inventories consisted of the following (U.S. dollars in millions):

	December 27, 2013	December 28, 2012
Finished goods	$215.7	$177.3
Raw materials and packaging supplies	156.5	152.4
Growing crops	160.9	153.1
Total inventories	$533.1	$482.8

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

Property, Plant and Equipment and Other Definite-Lived or Long-Lived Assets

Property, plant and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from 10 to 40 years for buildings, five to 20 years for ships and containers, three to 20 years for machinery and equipment, three to seven years for furniture, fixtures and office equipment and five to 10 years for automotive equipment. Leasehold improvements are amortized over the term of the lease, or the estimated useful life of the related asset, whichever is shorter. Definite-lived intangibles are amortized over their useful lives with a weighted average amortization period of 20.2 years.  Amortization expense related to definite-lived intangible assets totaled $0.8 million, $0.7 million, and $1.4 million for 2013, 2012 and 2011, respectively, and is included in cost of products sold.

When assets are retired or disposed of, the costs and accumulated depreciation or amortization are removed from the respective accounts and any related gain or loss is recognized. Maintenance and repairs are charged to expense as incurred. Significant expenditures, which extend the useful lives of assets, are capitalized. Interest is capitalized as part of the cost of construction.

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of an asset exceeds the asset’s fair value, we measure and record an impairment loss for the excess. The fair value of an asset is measured by either determining the expected future discounted cash flow of the asset or by independent appraisal. For long-lived assets held for sale, we record impairment losses when the carrying amount is greater than the fair value less the cost to sell. We discontinue depreciation of long-lived assets when these assets are classified as held for sale and include the net book value of these assets in prepaid expenses and other current assets. Our long-lived assets are primarily composed of property, plant and equipment and definite-lived intangible assets. See Note 6, “Property, Plant and Equipment” and Note 7, “Goodwill and Other Intangible Assets”.

We recorded charges related to impairment of long-lived assets in 2013, 2012 and 2011 of $22.1 million, $2.2 million and $16.7 million, respectively. Such charges are included in asset impairment and other charges, net in the accompanying Consolidated Statements of Income for the years ended December 27, 2013, December 28, 2012 and December 30, 2011 and as described further in Note 3, “Asset Impairment and Other Charges, Net”.

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

As a result of our annual impairment test performed during the first day of the fourth quarter and due to the failure of the prepared food business to meet our expectations, we recorded $99.6 million of asset impairment charges, of which $75.7 million and $23.9 million related to the impairment of the unit's goodwill and the perpetual, royalty-free licenses to use the DEL MONTE® brand trademarks, respectively, related to the our 2004 Prepared Food acquisition in Europe, Africa, the Middle East and the countries formerly part of the Soviet Union.
See Note 7, "Goodwill and Other Intangible Assets” for further discussion on the goodwill impairment charges.

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

During 2013, we recorded $1.4 million related to deferred growing crop inventory write-down as a result of adverse weather conditions in our Chilean non-tropical fruit growing operations.

During 2012, we recorded $0.4 million in inventory and clean-up costs related to flood damages to our Costa Rica banana farms partially offset by $0.2 million in insurance proceeds in cost of products sold. We also recorded $0.7 million in inventory write-offs related to exit activities in Brazil in the other fresh produce segment in cost of products sold.

During 2011, we made the decision to reduce melon volumes of certain unprofitable melon varieties in Central America. As a result, we recorded $0.9 million in cost of products sold related to the write-down of raw materials and packaging supplies inventory. In addition in 2011, we recorded $2.0 million and $1.3 million in insurance reimbursements related to the write-down of inventory and other costs as a result of flood damage in our Guatemala banana farms and the write-down of inventory as a result of damaged caused by the 2010 earthquake in Chile, respectively. We also recorded $0.5 million related to the write-down of raw materials and packaging supplies inventory as a result of an under-utilized fresh-cut facility in the United Kingdom and $0.5 million related to the write-down of raw materials and packaging supplies inventory as a result of an under-utilized production line in Jordan.

Advertising and Promotional Costs

We expense advertising and promotional costs as incurred. Advertising and promotional costs, which are included in selling, general and administrative expenses, were $20.1 million, $19.7 million, and $22.2 million for 2013, 2012 and 2011, respectively.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Summary of Significant Accounting Policies (continued)

Debt Issuance Costs

Debt issuance costs relating to long-term debt are amortized over the term of the related debt instrument using the straight-line method because the costs are primarily related to our revolving credit facility and are included in other noncurrent assets. Debt issuance cost amortization, which is included in interest expense, was $0.4 million, $1.2 million and $3.4 million for 2013, 2012 and 2011, respectively. On October 23, 2012, we entered into a five year, $500 million syndicated senior unsecured revolving credit facility. We capitalized $1.2 million of debt issuance costs, which are included in other noncurrent assets on our Consolidated Balance Sheets. See Note 11, “Long-Term Debt and Capital Lease Obligations” for further disclosure on our credit facility.

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

Other expense, net, in the accompanying Consolidated Statements of Income includes a net loss of $2.6 million, $4.4 million and $8.3 million for 2013, 2012 and 2011, respectively, on foreign exchange. These amounts include the effect of foreign currency remeasurement, realized foreign currency transaction gains and losses and changes in the value of foreign currency denominated accounts receivable and accounts payable.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Summary of Significant Accounting Policies (continued)

Other (Income) Expense, Net

In addition to foreign currency gains and losses described above, other (income) expense, net, also consists of equity losses (gains) of unconsolidated companies, and other items of non-operating income and expenses.

During 2013, we recorded a gain of $16.6 million related to the favorable judgment awarded in litigation and $1.6 million in financial charges as a result of an unfavorable court ruling related to value added tax reporting in South America.
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

See Note 15, “Stock-Based Compensation” for more information.

Derivative Financial Instruments

We account for derivative financial instruments in accordance with the ASC guidance on “Derivatives and Hedging”.  The ASC on “Derivatives and Hedging” requires us to recognize the value of derivative instruments as either assets or liabilities in the statement of financial position at fair value.  The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated as a hedge and qualifies as part of a hedging relationship.  The accounting also depends on the type of hedging relationship, whether a cash flow hedge, a fair value hedge, or hedge of a net investment in a foreign operation.  A fair value hedge requires that the effective portion of the change in the fair value of a derivative financial instrument be offset against the change in the fair value of the underlying asset, liability, or firm commitment being hedged through earnings. A cash flow hedge requires that the effective portion of the change in the fair value of a derivative instrument be recognized in other comprehensive income, a component of shareholders’ equity, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  The ineffective portion of the change in fair value of a derivative instrument is to be recognized in earnings.

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

See Note 14, “Retirement and Other Employee Benefits” for more information.

New Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update (“ASU”) providing guidance on whether an uncertain tax position should be presented as a reduction to a deferred tax asset or as a separate liability. This guidance seeks to address diversity in practice. The adoption of this ASU amendment had no effect on our financial condition, results of operations or cash flows.

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

In February 2013, the FASB issued an ASU amendment related to reporting amounts reclassified out of accumulated other comprehensive income ("AOCI"). Under this ASU amendment, an entity is required to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present either on the face of the financial statements or in the notes significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. We adopted this amendment during 2013 with no effect on our financial condition, results of operations or cash flows.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Asset Impairment and Other Charges, Net

We recorded asset impairment and other charges, net totaling $37.1 million, $3.3 million and $16.3 million for the years 2013, 2012 and 2011, respectively, which were the result of exit activities, asset impairments and other charges.

The following represents the detail of asset impairment and exit activity and other charges, net for the year ended December 27, 2013 by reportable segment (U.S. dollars in millions):

	Long-lived and other asset impairment (credits)	Exit activity and other charges (credits)	Total
Banana segment:
Brazil decision to discontinue banana exports	$11.4	$—	$11.4
United Kingdom gain on sale of previously impaired under-utilized facility	(2.5)	—	(2.5)
United Kingdom contract termination costs	—	0.2	0.2
Costa Rica closure of certain banana plantations	4.3	—	4.3
Germany closure of under-utilized distribution centers	0.7	1.9	2.6
Cameroon termination of benefits due to restructuring	—	0.8	0.8
Philippines closure of certain banana plantations	0.7	—	0.7
Poland closure of under-utilized distribution centers	—	0.2	0.2
Other fresh produce segment:
Brazil previously announced decision to discontinue pineapple and melon operations	7.1	—	7.1
Chile farm adverse weather condition damages	0.1	—	0.1
United Kingdom termination of benefits due to fresh-cut restructuring	—	0.7	0.7
Central America watermelon farm closure	0.3	—	0.3
North America settlement of unfavorable outcome to breach of contract litigation	—	9.0	9.0
North America unfavorable litigation related to class action lawsuit on unpaid wages	—	2.2	2.2
Reversal of previously accrued exit activity charges in Hawaii	—	(0.2)	(0.2)
Prepared food segment:
France termination of benefits due to restructuring	—	0.2	0.2
Total asset impairment and other charges, net	$22.1	$15.0	$37.1

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Asset Impairment and Other Charges, Net (continued)

The following represents the detail of asset impairment and exit activity and other charges (credits), net for the year ended December 28, 2012 by reportable segment (U.S. dollars in millions):

	Long-lived and other asset impairment (credits)	Exit activity and other charges (credits)	Total
Banana segment:
United Kingdom under-utilized distribution center	$1.8	$1.0	$2.8
Costa Rica farm flood damages	1.3	(0.6)	0.7
Guatemala 2010 flood damage insurance reimbursement	—	(1.4)	(1.4)
Other fresh produce segment:
United Kingdom under-utilized fresh cut facility	1.0	1.6	2.6
Sale of assets previously impaired as a result of the melon program rationalization in Central America	(1.9)	—	(1.9)
Other charges and legal costs related to the Kunia well site in Hawaii	—	0.5	0.5
Total asset impairment and other charges, net	$2.2	$1.1	$3.3

The following represents the detail of asset impairment and exit activity charges (credits), net for the year ended December 30, 2011 by reportable segment (U.S. dollars in millions):

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
Prepared food segment:
Jordanian under-utilized production line	0.7		—	0.7
Other impairment charges	0.2		—	0.2
Total asset impairment and other charges (credits), net	$16.7		$(0.4)	$16.3

(1) Includes melon goodwill impairment of $3.3 million.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Asset Impairment and Other Charges, Net (continued)

The following represents the roll forward of exit activity and other reserves for the year ended December 27, 2013 (U.S. dollars in millions):

	Exit activity and other reserve balance at December 28, 2012	Impact to Earnings	Cash Paid	Foreign Exchange Impact	Exit activity and other reserve balance at December 27, 2013
Termination benefits	$2.0	$2.2	$(3.0)	$(0.2)	$1.0
Contract termination and other exit activity charges	3.5	1.5	(2.2)	—	2.8
	$5.5	$3.7	$(5.2)	$(0.2)	$3.8

Included in the exit activity reserve balance at December 27, 2013 are $2.2 million and $0.8 million in contract termination costs and employee termination benefits related to under-utilized facilities in the United Kingdom and Germany, respectively, in the banana segment; and $0.8 million in employee termination benefits due to restructuring of operations in Cameroon, in the banana segment. We do not expect additional charges related to the exit and other activities mentioned above that would significantly impact our results of operations and financial condition.

Exit activity and other reserves are recorded in the Consolidated Balance Sheets in accounts payable and accrued expenses, for the current portion and other noncurrent liabilities for the noncurrent portion.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments in Unconsolidated Companies

Investments in unconsolidated companies accounted for under the equity method amounted to $1.6 million and $1.5 million and are included in other noncurrent assets at December 27, 2013 and December 28, 2012, respectively, and consisted of the following:

Company	Business	Ownership Interest	Accounting Method
Melones De Costa Rica, S.A.	Land lessor	50%	Equity
Hacienda Filadelfia, S.A.	Land lessor	50%	Equity

During 2012, we sold our 50% investment in B.A.D.M. Agroindustrial, S.A. for $1.0 million. There were no purchases from unconsolidated companies in 2013 and 2012. Our portion of income (losses) in unconsolidated companies amounted to $0.1 million, $0.7 million and $(0.7) million in 2013, 2012 and 2011, respectively, and is included in other income (expense), net. There were no dividends received from unconsolidated subsidiaries in 2013, 2012 and 2011.

5. Variable Interest Entities

Consolidation of a VIE which is based on which enterprise has both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. The determination whether an enterprise should consolidate a VIE is required to be evaluated continuously as changes to existing relationships or future transactions could result in a consolidation or deconsolidation of VIEs.

One of our Del Monte Gold® Extra Sweet pineapple producers meets the definition of a VIE pursuant to the ASC guidance on “Consolidation” and is consolidated. Our variable interest in this entity includes an equity investment and certain debt guarantees.  All of this entity’s pineapple production is sold to us. Based on the criteria of this ASC, as amended, we are the primary beneficiary of this entity’s expected residual returns or losses in excess of our ownership interest. Although we are the primary beneficiary, the VIE’s creditors do not have recourse against our general credit. At December 27, 2013, the VIE had total assets of $40.6 million and total liabilities of $8.8 million. The VIE had long-term debt of $1.2 million, which is collateralized by its property, plant and equipment and further guaranteed by a $0.8 million standby letter of credit issued by us.  As of December 27, 2013, the VIE is current on the guaranteed long-term debt. There are no other restrictions on the assets of the VIE.

We have provided funding for capital investments in the VIE in proportion to our voting interest. We may from time to time in the future provide additional funding for capital investments in the VIE.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Property, Plant and Equipment, Net

Property, plant and equipment consisted of the following (U.S. dollars in millions):

	December 27, 2013	December 28, 2012
Land and land improvements	$566.8	$529.4
Buildings and leasehold improvements	440.6	426.6
Machinery and equipment	458.1	432.4
Maritime equipment (including containers)	184.3	183.9
Furniture, fixtures and office equipment	77.7	75.8
Automotive equipment	54.8	50.8
Construction-in-progress	64.7	24.8
	1,847.0	1,723.7
Less: accumulated depreciation and amortization	(745.8)	(699.1)
Property, plant and equipment, net	$1,101.2	$1,024.6

Depreciation and amortization expense on property, plant and equipment, including assets under capital leases, was $68.7 million, $69.2 million and $72.1 million for 2013, 2012 and 2011, respectively.

Shipping containers, machinery and equipment and automotive equipment under capital leases totaled $2.4 million and $9.8 million at December 27, 2013 and December 28, 2012, respectively. Accumulated amortization for assets under capital leases was $1.3 million and $5.3 million at December 27, 2013 and December 28, 2012, respectively.

For the years 2013, 2012 and 2011, the loss (gain) on sales of property, plant and equipment included a loss of $4.9 million, and gains of $0.2 million and $3.1 million, respectively. In 2013, the loss of $4.9 million primarily related to the disposal of low-yielding banana plants in Central America in order to replant and improve productivity, partially offset by a gain on the disposal of a refrigerated vessel and other surplus equipment. In 2012, the gain on sale of property, plant and equipment of $0.2 million is primarily related to the sale of shipping-related and other surplus equipment in the banana segment. In 2011, the gain on sales of property, plant and equipment of $3.1 million are primarily related to the sale of four refrigerated vessels in the banana segment and properties in South America primarily in the other fresh produce segment.

Acquisitions and Asset Purchase

During October 2013, we acquired approximately 7,200 total acres of tomato agricultural production land, packing houses and farm equipment located in Florida and Virginia. The assets were acquired using operating cash flows and available borrowings under the Credit Facility (as defined in Note 11), for a purchase price of approximately $36.8 million and was accounted for as an asset purchase.

During the fourth quarter of 2013, we completed the acquisition of a pineapple plantation in Costa Rica of approximately 1,850 total acres consisting of agricultural production land, packing houses and farm equipment. The purchase price for this business combination was $19.4 million, of which $18.5 million was paid using operating cash flows and available borrowings under the Credit Facility (as defined in Note 11); the remaining will be paid during 2014. Goodwill represents the excess purchase price above the fair market value of the net assets acquired. Based on the purchase price allocation, $0.3 million in goodwill was allocated to the other fresh produce segment.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Property, Plant and Equipment, Net (continued)

The following is an unaudited condensed balance sheet as of the acquisition date based on the assessment of fair value including the major captions of assets acquired (U.S. dollars in millions):

Property, plant and equipment, net	$16.8
Inventories	2.3
Estimated fair market value of net assets acquired	19.1
Purchase Price	19.4
Goodwill	$0.3

During the fourth quarter of 2013, we completed the acquisition of a banana plantation in the Philippines for a purchase price of $5.3 million. There was no goodwill resulting from this business combination.

The acquisition of the pineapple farm in Costa Rica and the banana farm in the Philippines were accounted for under the acquisition method as described in the ASC on "Business Combinations".

See Note 7 , "Goodwill and Other Intangible Assets" and Note 11, "Long-Term Debt and Capital Lease Obligations" for further information.

7. Goodwill and Other Intangible Assets

The following table reflects our indefinite-lived intangible assets, including goodwill and our definite-lived intangible assets along with related accumulated amortization by major category (U.S. dollars in millions):

	December 27, 2013	December 28, 2012
Goodwill	$331.4	$405.6
Indefinite-lived intangible assets:
Trademarks	44.8	68.6
Definite-lived intangible assets:
Definite-lived intangible assets	9.7	9.7
Accumulated amortization	(5.0)	(4.2)
Definite-lived intangible assets, net	4.7	5.5
Goodwill and other intangible assets, net	$380.9	$479.7

Indefinite-lived and definite-lived intangible assets are included in other noncurrent assets in the Consolidated Balance Sheets.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Goodwill and Other Intangible Assets (continued)

The following table reflects the changes in the carrying amount of goodwill by business segment (U.S. dollars in millions):

	Bananas	Other fresh produce		Prepared food	Totals
Goodwill	$64.8	$284.8		$74.7	$424.3
Accumulated impairment losses	—	(22.0)		—	(22.0)
Balance at December 30, 2011	$64.8	$262.8		$74.7	$402.3

Foreign exchange and other	0.3	0.3		2.7	3.3

Goodwill	$65.1	$285.1		$77.4	$427.6
Accumulated impairment losses	—	(22.0)		—	(22.0)
Balance at December 28, 2012	$65.1	$263.1		$77.4	$405.6

Acquisitions	—	0.3	(1)	—	0.3
2004 Prepared Food acquisition goodwill impairment	—	—		(75.7)	(75.7)
Foreign exchange and other	0.1	0.2		0.9	1.2

Goodwill	$65.2	$285.6		$78.3	$429.1
Accumulated impairment losses	—	(22.0)		(75.7)	(97.7)
Balance at December 27, 2013	$65.2	$263.6		$2.6	$331.4

(1) See Note 6, "Property, Plant and Equipment, Net" for further discussion on acquisitions.

Results of Impairment Tests

In accordance with the ASC guidance on “Goodwill and Other Intangible Assets”, we review goodwill for impairment on an annual basis or earlier if indicators of impairment arise. Based on the valuation of goodwill performed as of the first day of our fourth quarter in 2013 and 2012, the fair value of goodwill exceeded its carrying value and thus there was no impairment recorded except for the goodwill impairment related to the 2004 acquisition of prepared foods reporting unit.  The remaining goodwill in the prepared foods reporting unit of $2.6 million relates to our Poultry and Meats business. As of December 27, 2013, we are not aware of any items or events that would cause a further adjustment to the carrying value of goodwill.

As a result of our annual impairment test performed during the first day of the fourth quarter and due to the failure of the prepared food business to meet our expectations, we recorded $99.6 million of asset impairment charges, of which $75.7 million and $23.9 million related to the impairment of this unit's goodwill and the perpetual, royalty-free licenses to use the DEL MONTE® brand trademarks, respectively, related to our 2004 acquisition of Prepared Foods in Europe, Africa, the Middle East and the countries formerly part of the Soviet Union.
The fair value of the prepared food unit’s remaining trademarks of $44.8 million and the banana reporting unit's goodwill are highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Goodwill and Other Intangible Assets (continued)

The following table highlights the sensitivities of the goodwill and indefinite-lived intangibles at risk as of December 27, 2013 (U.S. dollars in millions):

		Prepared Foods Reporting Unit Trademarks
	Banana Reporting Unit Goodwill	U.K. Beverage Trademarks	Remaining DEL MONTE® Trademarks
Carrying value of indefinite-lived intangible assets	$65.2	$3.2	$41.6

Approximate percentage by which the fair value exceeds the carrying value based on annual impairment test as of 1st day of fourth quarter	1.0%	—%	—%

Amount that a one percentage point increase in the discount rate and a 5% decrease in cash flows would cause the carrying value to exceed the fair value and trigger a fair valuation	$65.2	$0.4	$5.1

See Note 3, “Asset Impairment and Other Charges, Net” and Note 19, "Fair Value Measurements" for further discussion related to impairments of intangible assets occurring during 2013.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Goodwill and Other Intangible Assets (continued)

The estimated amortization expense related to definite-lived intangible assets for the five succeeding years is as follows (U.S. dollars in millions):

2014	$0.8
2015	0.8
2016	0.8
2017	0.8
2018	0.4

8. Financing Receivables

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Financing Receivables (continued)

The following table details the advances to growers along with the related allowance for doubtful accounts (U.S. dollars in millions):

	December 27, 2013		December 28, 2012
	Current	Noncurrent	Current	Noncurrent
Gross advances to growers	$28.9	$3.4	$29.2	$4.3
Allowance for advances to growers	(3.3)	—	(3.4)	—
Net advances to growers	$25.6	$3.4	$25.8	$4.3

The current and noncurrent portions of the financing receivables included above are classified in the Consolidated Balance Sheets in other accounts receivable and other noncurrent assets, respectively.

The following table details the credit risk profile of the above listed financing receivables (U.S. dollars in millions):

	Current Status	Fully Reserved	Total
Gross advances to growers:
December 27, 2013	$29.0	$3.3	$32.3
December 28, 2012	30.1	3.4	33.5

The allowance for doubtful accounts and the related financing receivables for the years ended December 27, 2013 and December 28, 2012 were as follows (U.S. dollars in millions):

	December 27, 2013	December 28, 2012
Allowance for advances to growers:
Balance, beginning of period	$3.4	$3.4
Provision for uncollectible amounts	0.5	—
Deductions to allowance including recoveries	(0.6)	—
Balance, end of period	$3.3	$3.4

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (U.S. dollars in millions):

	December 27, 2013	December 28, 2012
Trade payables	$156.3	$144.3
Accrued fruit purchases	14.0	10.6
Vessel and port operating expenses	28.6	18.8
Warehouse and distribution costs	24.1	19.1
Payroll and employee benefits	51.0	47.5
Accrued promotions	14.0	9.4
Other accrued expenses	68.0	83.8
Accounts payable and accrued expenses	$356.0	$333.5

Other accrued expenses are primarily composed of accruals for purchases received but not invoiced and other accruals, none of which individually exceed 5% of current liabilities. Certain amounts from 2012 have been reclassified to conform to the 2013 presentation.

10. Income Taxes

The provision for (benefit from) income taxes consisted of the following (U.S. dollars in millions):

	Year ended
	December 27, 2013	December 28, 2012	December 30, 2011
Current:
U.S. federal income tax	$4.6	$10.1	$3.6
State	1.0	1.2	0.7
Non-U.S.	8.9	0.1	12.4
	14.5	11.4	16.7
Deferred:
U.S. federal income tax	0.8	3.0	2.5
State	0.1	0.3	0.2
Non-U.S.	1.8	(2.5)	(13.7)
	2.7	0.8	(11.0)
	$17.2	$12.2	$5.7

Income before income taxes consisted of the following (U.S. dollars in millions):

	Year ended
	December 27, 2013	December 28, 2012	December 30, 2011
U.S.	$21.4	$36.5	$17.2
Non-U.S.	(38.1)	120.7	83.3
	$(16.7)	$157.2	$100.5

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Income Taxes (continued)

The differences between the reported provision for (benefit from) income taxes and income taxes computed at the U.S. statutory federal income tax rate are explained in the following reconciliation (U.S. dollars in millions):

	Year ended (1)
	December 27, 2013	December 28, 2012	December 30, 2011
Income tax provision (benefit) computed at the U.S. statutory federal rate	$(5.9)	$55.0	$35.2
Effect of tax rates on non-U.S. operations	(33.5)	(77.5)	(75.0)
Provision for (reversal of) uncertain tax positions	3.3	(7.0)	4.7
Non-deductible interest	23.6	22.4	31.4
Foreign exchange	(6.6)	(5.3)	(2.2)
Non-deductible intercompany charges	0.2	3.4	(0.5)
Non-deductible differences	0.9	1.8	4.0
Non-taxable income/loss	(1.0)	0.3	(0.9)
Non-deductible expenses	0.5	4.3	8.8
Non-deductible goodwill impairment	16.3	—	—
Adjustment to deferred balances	2.5	—	—
Other	0.1	1.0	1.6
Other taxes in lieu of income	2.3	3.1	0.1
Change in deferred rate	1.4	(2.6)	0.4
Tax credits	(2.0)	—	(0.5)
Increase/(decrease) in valuation allowance (2)	15.1	13.3	(1.4)
Provision for income taxes	$17.2	$12.2	$5.7

_____________
(1) Certain amounts in prior years have been reclassified to conform to current year presentation.
(2) The increase/(decrease) in valuation allowance includes effects of foreign exchange and adjustments to deferred tax balances which were already fully offset by valuation allowance.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Income Taxes (continued)

Deferred income tax assets and liabilities consisted of the following (U.S. dollars in millions):

	December 27,	December 28,
Deferred tax liabilities:	2013	2012
Current:
Allowances and other accrued liabilities	$(1.3)	$(1.4)
Inventories	(14.4)	(14.5)
Total current tax liabilities	(15.7)	(15.9)

Noncurrent:
Property, plant and equipment	(68.1)	(69.8)
Equity in earnings of unconsolidated companies	(0.2)	(0.2)
Pension	(3.6)	(2.4)
Other noncurrent liabilities	(7.3)	(5.3)

Total noncurrent deferred tax liabilities	(79.2)	(77.7)
Total current and noncurrent deferred tax liabilities	$(94.9)	$(93.6)

Deferred tax assets:
Current:
Net operating loss carryforwards	$3.1	$4.3
Allowances and other accrued assets	13.0	13.0
Inventories	3.7	5.0
Total current deferred tax assets	19.8	22.3
Valuation allowance	(9.0)	(10.5)
Total net current deferred tax assets	10.8	11.8

Noncurrent:
Pension liability	20.2	22.5
Property, plant and equipment	4.0	4.1
Post-retirement benefits other than pension	0.5	0.8
Net operating loss carryforwards	162.9	168.7
Capital loss carryover	3.1	2.9
Other noncurrent assets	33.1	27.6
Total noncurrent deferred tax assets	223.8	226.6
Valuation allowance	(171.4)	(170.1)
Total net noncurrent deferred tax assets	52.4	56.5

Total deferred tax assets, net	$63.2	$68.3

Net deferred tax liabilities	$(31.7)	$(25.3)

During 2013 and 2012, the valuation allowance decreased by $0.2 million and increased by $6.3 million, respectively.  The decrease in 2013 includes the effects of a change in judgement about our ability to realize deferred tax assets in future years, due to our current and foreseeable operations. The increase in 2012 related to valuation allowances on deferred tax assets in tax jurisdictions where it was deemed more likely than not that future taxable income would not be sufficient to realize the related income tax benefits.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Income Taxes (continued)

At December 27, 2013, the valuation allowance includes $0.1 million for which subsequently recognized tax benefits will be recognized directly in contributed capital.

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

At December 27, 2013, we had approximately $615.2 million of federal and foreign tax operating loss carry-forwards expiring as follows (U.S. dollars in millions):

Expires:
2013	$33.8
2014	44.9
2015	38.0
2016	14.5
2017 and beyond	31.1
No expiration	452.9
$615.2

At December 27, 2013, we had state tax operating loss carry-forwards ranging up to $5.3 million, which have various expiration dates within the years 2013-2027.

A reconciliation of the beginning and ending amount of uncertain tax positions excluding interest and penalties is as follows (U.S. dollars in millions):

	December 27, 2013	December 28, 2012	December 30, 2011
Beginning balance	$4.1	$14.6	$14.2
Gross decreases - tax position in prior period	(0.2)	(1.2)	—
Gross increases - current-period tax positions	1.4	0.5	5.3
Settlements	(2.3)	(2.4)	(3.4)
Lapse of statute of limitations	—	(7.6)	(0.6)
Foreign exchange	—	0.2	(0.9)
Ending balance	$3.0	$4.1	$14.6

As of December 27, 2013, we had $3.0 million accrued for uncertain tax positions, that, if recognized would affect the effective income tax rate.

The tax years 2004-2013 remain subject to examination by taxing authorities throughout the world in major jurisdictions, such as Costa Rica, Netherlands, Curacao, Luxembourg, Switzerland and the United States.

We classify interest and penalties on uncertain tax positions as a component of income tax expense in the Consolidated Statements of Income.  We recognized a benefit related to interest and penalties of $0.2 million for the year ended December 27, 2013.  Accrued interest and penalties related to uncertain tax positions as of December 27, 2013 is $0.4 million and is included in other noncurrent liabilities.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Long-Term Debt and Capital Lease Obligations

The following is a summary of long term-debt and capital lease obligations (U.S. dollars in millions):

	December 27, 2013	December 28, 2012
Senior secured revolving credit facility (see Credit Facility below)	$247.7	$122.0
Various other notes payable	3.0	3.6
Capital lease obligations	0.7	0.6
Total long-term debt and capital lease obligations	251.4	126.2
Less: Current portion	(2.8)	(2.7)
Long-term debt and capital lease obligations	$248.6	$123.5

Credit Facility

On October 23, 2012, we entered into a five-year $500 million syndicated senior unsecured revolving credit facility maturing on October 23, 2017 (the "Credit Facility") with Bank of America, N.A. as administrative agent. The Credit Facility also includes a swing line facility and a letter of credit facility. We capitalized $1.2 million of debt issuance costs, which are included in other noncurrent assets on our Consolidated Balance Sheets.

The following is a summary of the material terms of the New Credit Facility and other working capital facilities (U.S. dollars in millions):

	Term	Maturity Date	Interest Rate at December 27, 2013	Borrowing Limit	Available Borrowings at December 27, 2013
Credit Facility	5.0 years	October 23, 2017	1.44%	$500.0	$238.2
Other working capital facilities	Varies	Varies	Varies	20.4	13.7
				$520.4	$251.9

The Credit Facility bears interest at a rate of LIBOR plus a spread that varies with the our leverage ratio. The current margin for LIBOR advances is 1.25%. We intend to use funds borrowed under the Credit Facility from time to time for general corporate purposes, which may include the repayment, redemption or refinancing of our existing indebtedness, working capital needs, capital expenditures, funding of possible acquisitions, possible share repurchases and satisfaction of other obligations.

The Credit Facility requires us to comply with financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers. As of December 27, 2013, we were in compliance with all of the covenants contained in the Credit Facility. The Credit Facility is unsecured as long as we maintain a certain leverage ratio and is guaranteed by certain of the our subsidiaries. The Credit Facility permits borrowings under the revolving commitment with an interest rate determined based on our leverage ratio and spread over LIBOR. In addition, we pay a fee on unused commitments.

At December 27, 2013, we applied $14.1 million to the letter of credit facility, comprised primarily of certain contingent obligations and other governmental agency guarantees combined with guarantees for purchases of raw materials and equipment. The letter of credit facility includes $0.8 million relating to a debt guarantee for a VIE. We also had $13.7 million in other letters of credit and bank guarantees not included in the letter of credit facility. Refer to Note 5, “Variable Interest Entities”, for further discussion of VIEs.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Long-Term Debt and Capital Lease Obligations (continued)

Maturities of long-term debt and capital lease obligations during the next four years are (U.S. dollars in millions):

	Long-Term Debt	Capital Leases	Totals
2014	$2.5	$0.4	$2.9
2015	0.5	0.2	0.7
2016	—	0.2	0.2
2017	278.8	—	278.8
	281.8	0.8	282.6
Less: Amounts representing interest (1)	(31.1)	(0.1)	(31.2)
	250.7	0.7	251.4
Less: Current portion	$(2.5)	$(0.3)	$(2.8)

Totals, net of current portion of long-term debt and capital lease obligations	$248.2	$0.4	$248.6

(1) We utilize a variable interest rate on our long-term debt, and for presentation purposes we have used an assumed rate of 3%.

Cash payments of interest on long-term debt, net of amounts capitalized, were $2.0 million, $1.6 million and $3.3 million for 2013, 2012 and 2011, respectively. Capitalized interest expense was $0.5 million for 2013, $0.9 million for 2012 and $1.2 million for 2011.

12. Net Income Per Ordinary Share

Basic and diluted net income per ordinary share is calculated as follows (U.S. dollars in millions, except share and per share data):

	Year ended
	December 27, 2013	December 28, 2012	December 30, 2011
Numerator:
Net (loss) income attributable to Fresh Del Monte Produce Inc.	$(34.4)	$143.2	$92.5

Denominator:
Weighted average number of ordinary shares - Basic	56,426,294	57,937,245	58,893,832
Effect of dilutive securities - employee stock options	—	184,256	269,450
Weighted average number of ordinary shares - Diluted	56,426,294	58,121,501	59,163,282

Net income per ordinary share attributable to
Fresh Del Monte Produce Inc.:

Basic	$(0.61)	$2.47	$1.57
Diluted	$(0.61)	$2.46	$1.56

There were anti-dilutive options for the fourth quarter and year ended 2013. There were no anti-dilutive options for the years ended 2012 and 2011 except for the fourth quarter of 2011. Refer to Note 21, “Unaudited Quarterly Financial Information”.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.  Accumulated Other Comprehensive Income (Loss)

The following table includes the changes in accumulated other comprehensive income (loss) by component under the ASC on “Comprehensive Income” for the year ended December 27, 2013 (U.S. dollars in millions):

	Changes in Accumulated Other Comprehensive Income by Component (1)
	Year ended December 27, 2013
	Changes in Fair Value of Effective Cash Flow Hedges	Foreign Currency Translation Adjustment		Retirement Benefit Adjustment	Changes in Fair Value of Available for Sale Securities	Total
Balance at December 28, 2012	$(13.4)	$10.6		$(24.8)	$2.7	$(24.9)
Other comprehensive income (loss) before reclassifications	9.9	1.4	(2)	10.5	(0.4)	21.4
Amounts reclassified from accumulated other comprehensive income (loss)	0.4	—		2.0	(2.3)	0.1
Net current period other comprehensive income (loss)	10.3	1.4		12.5	(2.7)	21.5
Balance at December 27, 2013	$(3.1)	$12.0		$(12.3)	$—	$(3.4)

(1) All amounts are net of tax and noncontrolling interests.
(2) Includes loss of $(4.1) million on intra-entity foreign currency transactions that are of a long-term-investment nature, also includes $(1.7) million of noncontrolling interests.

The following table includes details about amounts reclassified from accumulated other comprehensive income (loss) by component for the year ended December 27, 2013 (U.S. dollars in millions):

Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
Changes in fair value of effective cash flow hedges:
Foreign currency cash flow hedges	$6.0	Sales
Foreign currency cash flow hedges	(5.6)	Cost of sales
Total	$0.4

Amortization of retirement benefits:
Actuarial losses	$0.4	Selling, general and administrative expenses
Actuarial losses	1.6	Cost of sales
Total	$2.0

Changes in fair value of available for sale securities:
Gain on available for sale securities	$(2.3)	Other (income) expense, net
Total	$(2.3)

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

U.S.-Based Defined Benefit Pension Plans

We sponsor a defined benefit pension plan, which covers a portion of our U.S.-based employees under a collective bargaining agreement. This plan provides benefits based on the employees’ years of service and qualifying compensation. Our funding policy for this plan is to contribute amounts sufficient to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended, or such additional amounts as determined appropriate to assure that the assets of the plan would be adequate to provide benefits. Substantially all of the plan’s assets are invested in mutual funds.  As a result of the accelerated closing of our Hawaii facility announced in 2006, the ILWU Local 42 collective bargaining agreement was not re-negotiated and expired in 2009 and as such the U.S.-based defined benefit pension plan has ceased accruing benefits.

United Kingdom Defined Benefit Pension Plan

We sponsor a defined benefit pension plan, which covers a portion of our employees in the United Kingdom (the “UK plan”). The UK plan provides benefits based on the employees’ years of service and qualifying compensation and has ceased accruing benefits. Benefit payments are based on a final pay calculation as of November 30, 2005 and are adjusted for inflation annually.  Our funding policy for the UK plan is to contribute amounts into the plan in accordance with a recovery plan agreed by the Trustees and the Company in order to meet the statutory funding objectives of occupational trust-based arrangements of the United Kingdom or such additional amounts as determined appropriate to assure that assets of the UK plan are adequate to provide benefits. Substantially all of the UK plan’s assets are primarily invested in fixed income and equity funds.

Central American Plans

We provide retirement benefits to a portion of our employees of certain Costa Rican and Guatemalan subsidiaries (“Central American plans”). Generally, benefits under these programs are based on an employee’s length of service and level of compensation. These programs are commonly referred to as termination indemnities, which provide retirement benefits in accordance with regulations mandated by the respective governments. Funding generally occurs when employees cease active service.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Retirement and Other Employee Benefits (continued)

The following table sets forth a reconciliation of benefit obligations, plan assets and funded status for our defined benefit pension plans and post-retirement plans as of December 27, 2013 and December 28, 2012, which are also their measurement dates (U.S. dollars in millions):

	Pension plans (1)				Post-retirement plans
	December 27, 2013		December 28, 2012		December 27, 2013	December 28, 2012
	U.S.	U.K.	U.S.	U.K.	Central America	Central America
Change in Benefit Obligation:
Beginning benefit obligation	$19.1	$59.7	$18.3	$52.0	$52.0	$41.4
Service cost	—	—	—	—	5.5	4.2
Interest cost	0.7	2.3	0.8	2.4	3.3	3.0
Actuarial (gain) loss	(0.9)	1.1	1.4	4.9	(5.1)	7.8
Benefits paid	(1.5)	(1.9)	(1.4)	(1.8)	(5.5)	(4.0)
Exchange rate changes (2)	—	1.2	—	2.2	0.7	(0.4)
Ending benefit obligation	17.4	62.4	19.1	59.7	50.9	52.0

Change in Plan Assets:
Beginning fair value	13.5	45.6	12.2	39.3	—	—
Actual return on plan assets	2.0	7.7	1.4	4.1	—	—
Company contributions	0.1	2.2	1.3	2.4	5.5	4.0
Benefits paid	(1.4)	(1.9)	(1.4)	(1.8)	(5.5)	(4.0)
Exchange rate changes (2)	—	1.3	—	1.6	—	—
Ending fair value	14.2	54.9	13.5	45.6	—	—

Amounts recognized in the Consolidated Balance Sheets:
Accounts payable and accrued expenses (current liability)	—	—	—	—	6.0	5.7
Retirement benefits liability (noncurrent liability)	3.2	7.5	5.6	14.0	44.9	46.3
Net amount recognized in the
Consolidated Balance Sheets	$3.2	$7.5	$5.6	$14.0	$50.9	$52.0

Amounts recognized in Accumulated other comprehensive income (loss)(3):
Net actuarial (loss) gain	(7.2)	7.2	(9.7)	2.8	(14.0)	(20.4)
Net amount recognized in
Accumulated other comprehensive income (loss)	$(7.2)	$7.2	$(9.7)	$2.8	$(14.0)	$(20.4)

(1)	The accumulated benefit obligation is the same as the projected benefit obligation.

(2)
The exchange rate difference included in the reconciliation of the change in benefit obligation and the change in plan assets above results from currency fluctuations of the U.S. dollar relative to the British pound for the U.K. plan and the U.S. dollar versus Central American currencies such as the Costa Rican colon and Guatemalan quetzal for the Central American plans as of December 27, 2013 and December 28, 2012, when compared to the previous year.

(3)	As of December 27, 2013 and December 28, 2012, we had accumulated other comprehensive income of $3.3 million and $4.8 million, respectively, related to tax effect of unamortized pension gains.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Retirement and Other Employee Benefits (continued)

The following table provides a roll forward of the AOCI balances (U.S. dollars in millions):

	Pension plans				Post-retirement plans
	Year ended				Year ended
	December 27, 2013		December 28, 2012		December 27, 2013	December 28, 2012
Reconciliation of AOCI	U.S.	U.K.	U.S.	U.K.	Central America	Central America
AOCI (loss) gain at beginning of plan year	$(9.7)	$2.8	$(9.0)	$5.9	$(20.4)	$(13.8)
Amortization of net losses recognized during the year	0.4	—	0.3	0.4	1.6	0.4
Net gains (losses) occurring during the year	2.1	4.4	(1.0)	(3.3)	5.1	(6.9)
Currency exchange rate changes	—	—	—	(0.2)	(0.3)	(0.1)
AOCI gain (loss) at end of plan year	$(7.2)	$7.2	$(9.7)	$2.8	$(14.0)	$(20.4)

The amounts in AOCI expected to be amortized as a component of net period cost in the upcoming year are (U.S. dollars in millions):

	Pension plans		Post-retirement plans
	U.S.	U.K.	Central America
2014 Amortization of net losses	$0.3	$—	$1.0

The following table sets forth the net periodic pension cost of our defined benefit pension and post-retirement benefit plans (U.S. dollars in millions):

	Pension plans						Post-retirement plans
	Year ended						Year ended
	December 27, 2013		December 28, 2012		December 30, 2011		December 27, 2013	December 28, 2012	December 30, 2011
	U.S.	U.K.	U.S.	U.K.	U.S.	U.K.	Central America	Central America	Central America
Service cost	$—	$—	$—	$—	$—	$—	$5.5	$4.2	$3.6
Interest cost	0.7	2.3	0.8	2.4	0.9	3.0	3.3	3.0	3.0
Expected return on assets	(1.0)	(2.4)	(1.0)	(2.5)	(1.0)	(2.8)	—	—	—
Net amortization	0.4	—	0.3	—	0.2	—	1.6	1.1	1.2
Net periodic cost (income)	$0.1	$(0.1)	$0.1	$(0.1)	$0.1	$0.2	$10.4	$8.3	$7.8

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Retirement and Other Employee Benefits (continued)

Actuarial Assumptions

The assumptions used in the calculation of the benefit obligations of our U.S. and U.K defined benefit pension plans and Central American plans consisted of the following:

	December 27, 2013				December 28, 2012				December 30, 2011
	Pension plans		Post- retirement plans		Pension plans		Post- retirement plans		Pension plans		Post- retirement plans
	U.S.	U.K.	Central America		U.S.	U.K.	Central America		U.S.	U.K.	Central America
Weighted average discount rate	4.45%	4.50%	7.56%	(1)	3.85%	4.10%	6.65%	(2)	4.50%	4.70%	7.73%
Rate of increase in compensation levels	—%	3.30%	5.39%		—%	2.70%	5.37%		—%	2.90%	5.04%

The assumptions used in the calculation of the net periodic pension costs for our U.S. and U.K. defined benefit pension plans and Central American plans consisted of the following:

	December 27, 2013				December 28, 2012				December 30, 2011
	Pension plans		Post- retirement plans		Pension plans		Post- retirement plans		Pension plans		Post- retirement plans
	U.S.	U.K.	Central America		U.S.	U.K.	Central America		U.S.	U.K.	Central America
Weighted average discount rate	3.85%	4.10%	6.65%	(2)	4.50%	4.70%	7.73%	(2)	5.30%	5.40%	8.54%
Rate of increase in compensation levels	—%	2.70%	5.37%		—%	2.90%	5.04%		—%	3.50%	5.29%
Expected long-term rate of return on assets	7.50%	6.41%	—%		7.50%	5.91%	—%		7.50%	6.80%	—%

(1)	The increase in the weighted average discount rate assumption for the benefit obligation and net periodic pension costs increased due to an increase in country-specific investments.

(2)
The decrease in the weighted average discount rate assumption for the benefit obligation and net periodic pension costs decreased due to a decrease in inflation assumptions and country-specific investments.

Effective December 30, 2011, we changed the method of calculating the discount rate and rate of increase in compensation levels for the U.K. Plan. The change related to using the Consumer Prices Index rather than the Retail Prices Index as the inflation measure for pension plans in order to align the expected return on investments with the expected benefit payment stream. The impact to the ending benefit obligation as a result of this change was $6.3 million, which resulted in a decrease in the retirement benefits liability and an increase in the amounts recognized in accumulated other comprehensive income in our Consolidated Balance Sheets. The change in method of calculating the discount rate is treated as a change in assumption, which affects the net actuarial (loss) gain and is amortized over the remaining service period of the plan participants. The annual amortization impacted net periodic cost in 2013.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Retirement and Other Employee Benefits (continued)

Cash Flows

	Pension plans		Post-retirement plans
	U.S.	U.K.	Central America
Expected benefit payments for:
2014	$1.4	$1.9	$5.9
2015	1.4	2.0	5.4
2016	1.4	2.0	5.9
2017	1.4	2.1	5.4
2018	1.3	2.3	5.7
Next 5 years	6.1	12.7	25.7
Expected benefit payments over next 10 years	$13.0	$23.0	$54.0

Expected contributions for the U.S. and U.K pension plans, for 2014 are $0.7 million and $2.2 million, respectively. Contributions for the U.S. and U.K. pension plans are actuarially determined based on funding regulations.

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

The fair values of our U.S. plan assets at December 27, 2013 by asset category are as follows:

		Fair Value Measurements at December 27, 2013 (U.S. dollars in millions)
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Mutual Funds:
Fixed income securities	$3.5	$3.5	$—	$—
Bond securities	1.0	1.0	—	—
Value securities	5.7	5.7	—	—
Growth securities	4.1	4.1	—	—
Total	$14.3	$14.3	$—	$—

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Retirement and Other Employee Benefits (continued)

The fair values of our U.S. plan assets at December 28, 2012 by asset category are as follows:

		Fair Value Measurements at December 28, 2012 (U.S. dollars in millions)
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Short-term investments	$0.1	$—	$0.1	$—
Mutual Funds:
Fixed income securities	$4.8	$4.8	$—	$—
Bond securities	0.1	0.1	—	—
Value securities	4.3	4.3	—	—
Growth securities	3.6	3.6	—	—
Commodity securities	0.7	0.7	—	—
Total	$13.6	$13.5	$0.1	$—

Short-Term Investments - The amortized cost method is used in calculating net asset value (NAV), meaning that the calculation is based on a valuation of the assets held by a fund at cost, with an adjustment for any discount or premium on a security at the time of purchase. Generally, trading of underlying securities is substantially completed each day at various times prior to the close of business from observable sources. The values of such securities used in computing the NAV of a fund’s shares are determined as of such times. These investments are classified within Level 2 of the fair value hierarchy.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Retirement and Other Employee Benefits (continued)

United Kingdom Defined Benefit Pension Plan

Plan Assets

The fair values of our U.K. plan assets at December 27, 2013 by asset category are as follows:

		Fair Value Measurements at December 27, 2013 (U.S. dollars in millions)
Asset Category	Total Fair Value at December 27, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$0.7	$0.7	$—	$—
Equity securities:
United Kingdom companies	23.1	23.1	—	—
United States companies	7.6	7.6	—	—
Other international companies	12.5	12.5	—	—
Fixed income securities:
United Kingdom government bonds	4.8	4.8	—	—
United Kingdom corporate bonds	6.2	6.2	—	—
Total	$54.9	$54.9	$—	$—

The fair values of our U.K. plan assets at December 28, 2012 by asset category are as follows:

		Fair Value Measurements at December 28, 2012 (U.S. dollars in millions)
Asset Category	Total Fair Value at December 28, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$0.6	$0.6	$—	$—
Equity securities:
United Kingdom companies	18.8	18.8	—	—
United States companies	5.5	5.5	—	—
Other international companies	10.9	10.9	—	—
Fixed income securities:
United Kingdom government bonds	4.8	4.8	—	—
United Kingdom corporate bonds	5.0	5.0	—	—
Total	$45.6	$45.6	$—	$—

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

According to the plan’s investment policy, approximately 42% of the U.K. plan’s assets are invested in equity securities of companies of the United Kingdom, 27% in U.S. and European equities and 10% are invested in other international equities. Approximately 20% of the U.K. plan’s assets are invested in high-grade, fixed-income securities or corporate bonds with maturities of up to 15 years. Fund managers have no discretion to make asset allocation decisions, but the trustees try to rebalance any discrepancies through selective allocations of future contributions. Performance benchmarks for each asset class are based on various FTSE indices. Investment performance is review quarterly. The actual return on plan assets for the U.K. plan was a positive return of approximately 6% and 10% for the years ended December 27, 2013 and December 28, 2012, respectively.

Other Employee Benefits

We also sponsor a defined contribution plan established pursuant to Section 401(k) of the Internal Revenue Code. Subject to certain dollar limits, employees may contribute a percentage of their salaries to the plan, and we will match a portion of each employee’s contribution. This plan is in effect for U.S.-based employees only. The expense pertaining to this plan was $1.1 million for 2013, $1.1 million for 2012 and $1.0 million for 2011.

On August 31, 1997, one of our subsidiaries ceased accruing benefits under its salary continuation plan covering certain of our Central American management personnel. At December 27, 2013 and December 28, 2012, we had $6.7 million and $7.1 million, respectively, accrued for this plan including $0.9 million and $0.6 million in accumulated other comprehensive income (loss) related to unamortized pension gains for December 27, 2013 and December 28, 2012, respectively. We expect to recognize $0.1 million unamortized pension gain related to this plan in the Consolidated Statements of Income during 2014. Net periodic pension costs were, $0.3 million for each of the years ended December 27, 2013, December 28, 2012 and December 30, 2011.  We expect to contribute approximately $0.8 million to the salary continuation plan in 2014 through 2019. Benefit payments under the plan from 2020 to 2024 are expected to total $3.4 million.

We provide retirement benefits to certain employees who are not U.S.-based. Generally, benefits under these programs are based on an employee’s length of service and level of compensation. These programs are immaterial to our consolidated financial statements. The unamortized pension losses related to other non-U.S.-based plans included in accumulated other comprehensive income (loss), a component of shareholders’ equity was $3.7 million and $4.1 million for each of the years ending December 27, 2013 and December 28, 2012.

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

Stock-based compensation expense included in selling, general and administrative expenses related to stock options on a straight-line, single award basis, restricted stock awards and restricted stock units included in the accompanying Consolidated Statements of Income was as follows (U.S. dollars in millions, except per share data):

	Year ended
	December 27, 2013	December 28, 2012	December 30, 2011
Stock-based compensation expense	$9.9	$10.3	$9.2

We realized an excess share-based payment deduction resulting from stock options exercised through a reduction in taxes currently payable and related effect on cash flows of less than $0.1 million, $3.6 million and $2.9 million for the years ended December 27, 2013, December 28, 2012 and December 30, 2011, respectively. Proceeds of $44.0 million, $10.1 million, and $22.8 million were received from the exercise of stock options for the years ended December 27, 2013, December 28, 2012 and December 30, 2011, respectively.

Stock Option Awards

On May 5, 2011, our shareholders approved and ratified the 2011 Omnibus Share Incentive Plan (the “2011 Plan”). The 2011 Plan allows the Company to grant equity-based compensation awards, including stock options, restricted stock awards and restricted stock units. Under the 2011 Plan, the Board of Directors is authorized to grant options to purchase up to 2,500,000 ordinary shares and grant up to 500,000 restricted stock units or other stock based awards that are not options. As of December 27, 2013, the 2011
Plan had 8,000 options and 175,000 restricted stock and unit awards available for grant.

On May 11, 1999, our shareholders approved and ratified the 1999 Share Incentive Plan (the “1999 Plan”). Under the 1999 Plan, as amended, the Board of Directors is authorized to grant options to purchase Ordinary Shares. As of December 27, 2013, there were no options available for grant under the 1999 Plan. Under both the 2011 and 1999 Plans, options have been granted to directors, officers and other key employees to purchase our Ordinary Shares at the fair market value of the Ordinary Shares at the date of grant.

Under both the 2011 Plan and the 1999 Plan, 20% of the options usually vest immediately, and the remaining options vest in equal installments over the next four years. Options under the 2011 and the 1999 Plans may be exercised over a period not in excess of 10 years from the date of the grant.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Stock-Based Compensation (continued)

The following table summarizes stock option activity for the years ended December 27, 2013, December 28, 2012 and December 30, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Options outstanding at December 31, 2010	4,882,901	$22.82	$8.44
Granted	1,081,000	24.19	8.65
Exercised	(1,166,849)	19.52	7.19
Cancelled	(60,000)	26.82	10.05

Options outstanding at December 30, 2011	4,737,052	23.90	8.74
Granted	986,000	23.99	8.40
Exercised	(475,918)	21.29	7.86
Cancelled	(52,000)	27.13	10.07

Options outstanding at December 28, 2012	5,195,134	24.12	8.77
Granted	756,000	27.74	8.11
Exercised	(1,975,339)	22.26	8.22
Cancelled	(3,000)	24.29	8.44

Options outstanding at December 27, 2013	3,972,795	$25.74	$8.37

Exercisable at December 30, 2011	2,908,052	$24.48	$9.00

Exercisable at December 28, 2012	3,460,134	$24.43	$8.96

Exercisable at December 27, 2013	2,349,795	$26.00	$9.32

The following table lists the various stock option grants occurring for the years ended December 27, 2013 and December 28, 2012:

Stock Option Grant	Number of Options Granted	Exercise Price	Fair Value
July 31, 2013 - Employees	446,000	$28.09	$8.46	(1)
July 31, 2013 - Employees	149,000	28.01	6.79	(2)
February 20, 2013 - Chairman and Chief Executive Officer	161,000	26.52	8.38	(1)
August 1, 2012 - Employees	825,000	24.29	8.44	(1)
February 29, 2012 - Chairman and Chief Executive Officer	161,000	22.46	8.15	(1)

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Stock-Based Compensation (continued)

The following are the weighted average assumptions used in the Black-Scholes option pricing model for the periods indicated:

	Year ended
	December 27, 2013	December 28, 2012	December 30, 2011
Volatility	37.98%	46.18%	45.40%
Risk-free rate	1.27%	0.67%	1.39%
Dividend yield	1.80%	1.64%	1.54%
Expected term of grant	5.0 years	5.0 years	5.0 years

Information about stock options outstanding at December 27, 2013 was as follows:

Exercise Price	Remaining Contractual Life	Outstanding	Outstanding Intrinsic Value	Exercisable	Exercisable Intrinsic Value
$14.77	5.3 years	30,000	$0.4	30,000	$0.4
$15.78	2.6 years	52,000	0.7	52,000	0.7
$17.35	3.2 years	6,250	0.1	6,250	0.1
$18.31	2.3 years	6,000	0.1	6,000	0.1
$19.76	2.2 years	6,250	0.1	6,250	0.1
$19.83	5.2 years	18,750	0.2	18,750	0.2
$20.13	6.2 years	32,200	0.3	—	—
$21.72	5.6 years	330,400	2.2	330,400	2.2
$22.25	4.6 years	306,994	1.9	306,994	1.9
$22.46	8.2 years	96,600	0.6	—	—
$23.76	7.6 years	597,400	2.7	255,400	1.2
$24.29	8.6 years	690,400	2.8	207,400	0.8
$26.52	9.1 years	161,000	0.3	32,200	0.1
$26.67	7.2 years	161,000	0.3	96,600	0.2
$28.01	9.6 years	149,000	0.1	29,800	—
$28.09	9.6 years	446,000	0.1	89,200	—
$29.84	1.3 years	635,051	—	635,051	—
$30.59	3.9 years	24,000	—	24,000	—
$32.28	1.1 years	25,000	—	25,000	—
$33.97	4.2 years	161,000	—	161,000	—
$33.97	4.2 years	37,500	—	37,500	—
		3,972,795	$12.9	2,349,795	$8.0

The total intrinsic value of options exercised during the years ended December 27, 2013 and December 28, 2012 was $7.8 million and $1.7 million, respectively. The total fair value of options granted for years ended December 27, 2013 and December 28, 2012 was $6.1 million and $8.3 million, respectively. The total fair value of options vesting during the years ended December 27, 2013 and December 28, 2012 was $7.1 million and $9.0 million, respectively, with a weighted-average fair value of $8.26 and $8.40 per option, respectively. As of December 27, 2013, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $10.5 million, which will be amortized over the weighted-average remaining requisite service period of 2.5 years.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Stock-Based Compensation (continued)

Restricted Stock Awards

On May 5, 2010, our shareholders approved and ratified the 2010 Non-Employee Directors Equity Plan (the “Directors Equity Plan”), which awards restricted stock to non-management members of our Board of Directors.  Under the Directors Equity Plan, the initial award of restricted stock was made on May 5, 2010, the effective date of the plan, and future awards are made on January 1st of each calendar year beginning in 2011.  A share of “restricted stock” is one ordinary share of the Company that has restrictions on transferability until certain vesting conditions have been met. The number of ordinary shares that may be covered by awards granted under the Directors Equity Plan are limited to a total of 150,000 ordinary shares.  As of December 27, 2013, the Director's Equity Plan had 35,417 restricted stock available for grant.

We are able to award restricted stock under the 2011 Plan and the Director's Equity Plan. As of December 27, 2013, restricted stock awards had been awarded only out of the Director's Equity Plan. Under the Director's Equity Plan, fifty percent of each award of restricted stock granted will vest on the date on which it was granted. The remaining 50% of each award will vest upon the six-month anniversary of the date on which the recipient ceases to serve as a member of the Board of Directors.  The provision in the Director’s Equity Plan that allows directors to retain all of their awards once they cease to serve as a member of the Board of Directors is considered a nonsubstantive service condition in accordance with the guidance provided by the ASC on “Compensation – Stock Compensation”.  Accordingly, it is appropriate to recognize compensation cost immediately for restricted stock awards granted to non-management members of the Board of Directors.

The following table lists the various restricted stock awards and related compensation expense under the Director's Equity Plan for the years ended December 27, 2013 and December 28, 2012 (U.S. dollars in millions except share and per share data):

Date of Award	Number of Restricted Stock Awarded	Price Per Share	Compensation Expense
January 2, 2013	26,201	$26.72	$0.7
January 3, 2012	27,573	$25.39	$0.7

As a subsequent event, on January 2, 2014, we awarded 26,117 shares from our Directors Equity Plan at a price of $28.15 per share.

Restricted Stock Units

The 2011 Plan includes the ability to award Restricted Stock Units ("RSUs"). Each RSU represents a contingent right to receive one ordinary share. The RSUs are subject to meeting minimum performance criteria set by our Compensation Committee of the Board of Directors . The actual number of shares the recipient receives is determined based on the results achieved versus our performance goals. Those performance goals are based on exceeding a measure of our earnings in the current year compared to the previous. Depending on the results achieved, the actual number of shares that an award recipient receives at the end of the period may range from 0% to 100% of the award units granted. Provided such criteria are met, the RSU will vest in three equal annual installments on each of the next three anniversary dates provided that the recipient remains employed with us.

On November 2, 2011, we awarded 155,000 RSUs to officers of the Company at a grant date price of $24.68 per share, which represents the closing price on the grant date. RSUs are eligible to earn Dividend Equivalent Units ("DEUs") equal to the cash dividend paid to ordinary shareholders. DEUs are subject to the same performance and service conditions as the underlying RSUs and are forfeitable. However, shares underlying RSUs are included in the calculation of diluted earnings per share to the extent the performance criteria is met. As of December 27, 2013, the performance criteria had been met and the RSUs were dilutive.

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

RSUs are eligible to earn DEUs equal to the cash dividend paid to ordinary shareholders. DEUs are subject to the same performance and service conditions as the underlying RSUs and are forfeitable. On December 6, 2013, September 6, 2013, May 31, 2013 and March 29, 2013, we awarded 1,473, 1,408, 1,540 and 1,516 DEUs with a grant date price of $28.26, $29.41, $26.77 and $26.98 per share, respectively. As of December 27, 2013, there were 334,047 RSU's outstanding.

We expense the fair market value of RSUs, as determined on the date of grant, ratably over the three year vesting period provided the performance condition is probable. As of December 27, 2013, we accrued $2.4 million of compensation expense related to RSUs. As of December 27, 2013, the total remaining unrecognized compensation cost related to non-vested RSUs amounted to $4.2 million, which will be amortized over the weighted-average remaining requisite service period of 1.5 years provided that the performance and service conditions are met.

16. Commitments and Contingencies

We lease agricultural land and certain property, plant and equipment, including office facilities and refrigerated containers, under operating leases. We also enter into vessel charter agreements for the transport of our fresh produce to markets worldwide using 8 chartered refrigerated vessels.  Terms for vessel charter agreements range between 2 to 10 years.  The aggregate minimum payments under all operating leases and vessel charter agreements with initial terms of one year or more at December 27, 2013 are as follows (U.S. dollars in millions):

2014	$61.3
2015	52.6
2016	51.1
2017	37.7
2018	36.4
Thereafter	66.2
$305.3

Total expense for all operating leases and vessel charter agreements, including leases with initial terms of less than one year, amounted to $109.2 million, $93.4 million and $118.0 million for 2013, 2012 and 2011, respectively.

We also have agreements to purchase the entire or partial production of certain products of our independent growers in Costa Rica, Guatemala, Ecuador, Cameroon, Colombia, Chile, United States, and the Philippines that meet our quality standards. Total purchases under these agreements amounted to $744.3 million, $650.0 million and $704.6 million for 2013, 2012 and 2011, respectively.

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

In February 2011, a group of former banana cooperative workers from the Philippines filed a complaint in the Philippines against two of our subsidiaries claiming injury from exposure to DBCP. The trial court dismissed the complaint against our subsidiaries on October 3, 2011. Plaintiffs have appealed the dismissal to the Court of Appeals, which appeal is pending.

In August 2011, approximately 2,500 banana workers from the Philippines filed a complaint in the Superior Court of the State of California for the County of Los Angeles, captioned Macasa, et al. v. Dole Food Co. Inc., et al., against one of our subsidiaries again claiming injury from DBCP exposure. On February 6, 2012, plaintiffs filed an amended complaint adding approximately 500 more claimants to the action. Based upon an initial review, it appears that all of the plaintiffs in this action were claimants in a prior DBCP action in the Philippines that was dismissed in 2002 and that the claims of such plaintiffs are prone to being barred by limitations. A demurrer on limitations grounds was filed on April 24, 2012 and joined in by our subsidiary. That motion was granted on August 7, 2012 and the court entered judgment against the plaintiffs dismissing the action with prejudice on September 25, 2012. Plaintiffs appealed the dismissal to the California Court of Appeals, which appeal is pending.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. Litigation (continued)

On May 31 and June 1, 2012, eight actions were filed against one of our subsidiaries in the United States District Court for the District of Delaware on behalf of approximately 3,000 plaintiffs alleging exposure to DBCP on or near banana farms in Costa Rica, Ecuador, Panama, and Guatemala. We and our subsidiaries have never owned, managed or otherwise been involved with any banana growing operations in Panama and were not involved with any banana growing operations in Ecuador during the period when DBCP was in use. The plaintiffs include claimants who had cases pending in the United States District Court for the Eastern District of Louisiana which were dismissed on September 17, 2012. On August 30, 2012, our subsidiary joined a motion to dismiss the claims of those plaintiffs on the grounds that they have first-filed claims pending in the United States District Court for the Eastern District of Louisiana. The motion was granted on March 29, 2013. On September 21, 2012, our subsidiary filed an answer with respect to the claims of those plaintiffs who had not already filed in Louisiana. On January 16, 2013, our subsidiary joined a motion for summary judgment on limitations grounds against approximately 2,400 of the 2,800 plaintiffs whose claims it answered. On September 19, 2013, the court denied the motion. Our subsidiary plans to join a new motion for summary judgment based on the September 19, 2013 affirmance by the United States Court of Appeals for the Fifth Circuit of the dismissal of related cases by the United States District Court for the Eastern District of Louisiana.

On June 1, 2012, an action was filed against one of our subsidiaries in the Superior Court of the State of Delaware for the County of New Castle on behalf of 30 plaintiffs alleging exposure to DBCP on or near banana farms in Costa Rica, Ecuador, and Panama. We and our subsidiaries have never owned, managed or otherwise been involved with any banana growing operations in Panama and were not involved with any banana growing operations in Ecuador during the period when DBCP was in use. All of the plaintiffs in this action had previously filed claims against the same subsidiary in the United States District Court for the Eastern District of Louisiana which were dismissed on September 17, 2012. Our subsidiary has joined a motion to dismiss this action on the grounds that all plaintiffs had first-filed claims in the United States District Court for the Eastern District of Louisiana. On November 8, 2013, the Court granted the motion to dismiss. The plaintiffs did not appeal the dismissal as to our subsidiary.

European Union Antitrust Investigation

On June 2, 2005, one of our German subsidiaries was visited by the European Commission, the antitrust authority of the European Union (“EU”) as part of its investigation of certain of our overseas subsidiaries as well as other produce companies for possible violations of the EU’s competition laws. Our subsidiaries cooperated with the investigation. On October 17, 2008, the European Commission concluded its investigation without finding any infringement of EU competition rules by, or imposing any fines on, our subsidiaries.

The European Commission did, however, find that Internationale Fruchtimport Gesellschaft Weichert & Co KG (“Weichert”), an entity in which one of our subsidiaries formerly held an indirect 80% noncontrolling interest, infringed EU competition rules and imposed upon it a €14.7 million ($20.2 million using exchange rates as of December 27, 2013) fine. The European Commission has asserted that we controlled Weichert during the period by virtue of our subsidiary’s former, indirect noncontrolling interest and has therefore held that we are jointly and severally liable for Weichert’s payment of the fine.

On December 31, 2008, we filed an appeal of this determination on grounds, among others, that Weichert did not violate EU competition rules and that, in any event, we cannot be held jointly and severally liable for Weichert’s acts under applicable EU law. On April 14, 2010, Weichert filed a statement of intervention in support of our appeal seeking annulment of the European Commission’s determination. A hearing was held on February 1, 2012 for oral argument on the appeal. On March 14, 2013, the ruling on the appeal was issued reducing the fine from €14.7 million to €8.8 million ($12.1 million using exchange rates as of December 27, 2013) but upholding the European Commission's decision holding us jointly and severally liable for Weichert's payment of the fine.

On May 24, 2013, we filed an appeal against this decision re-asserting that we cannot be held jointly and severally liable for Weichert's acts under EU law. On June 4, 2013, the European Commission filed an appeal challenging only an approximate €1.0 million ($1.4 million using exchange rates as of December 27, 2013) portion of the lower court's fine reduction and thereby seeking that the fine be set at €9.8 million ($13.5 million using exchange rates as of December 27, 2013) rather than €8.8 million. In its appeal, the European Commission also disputed the grounds upon which we based our appeal. We filed our response to the European Commission's appeal on July 1, 2013. The European Commission filed its response to our appeal on August 5, 2013. Weichert filed responses to our appeal and the European Commission’s appeal as well as a cross-appeal on August 8, 2013. We filed a reply to the European Commission’s response to our appeal on October 17, 2013.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. Litigation (continued)

Breach of Contract Litigation

On July 31, 2003, Net Results, Inc., a consulting company, filed a complaint alleging breach of contract against one of our subsidiaries in an action styled Net Results, Inc. v. Del Monte Fresh Produce Company in the Eleventh Judicial Circuit of Florida (Miami-Dade County, Florida).  On April 15, 2008, the plaintiff amended its complaint to include an additional claim of anticipatory repudiation and sought a significant amount of damages. Our subsidiary denied liability and brought a counterclaim against the plaintiff.  In November 2009, the jury returned a verdict in favor of the plaintiff in the amount of $10 million.  Our subsidiary’s post-trial motions requested, among other things, that the jury’s verdict be set aside and that judgment be entered in favor of our subsidiary.  On March 25, 2010, the trial court denied the motions and entered a final judgment in the amount of $15.7 million (plus attorneys’ fees).  On April 15, 2010, our subsidiary appealed the judgment. On October 19, 2011, the Third District Court of Appeal for the State of Florida ruled in favor of the appeal of our subsidiary and reversed and remanded the case for a new trial on damages. On October 30, 2013, our subsidiary settled all of plaintiff’s claims for $9.5 million and the action was dismissed with prejudice on November 4, 2013.

Unpaid Wages Class Action Litigation

In December 2007, a class action complaint was filed against one of our subsidiaries for unpaid wages in an action styled Maria Delgado and Abdia Liberio, et al. v. Del Monte Fresh Produce N.A., Inc. in the Circuit Court of Multnomah County, Oregon. On October 5, 2009, a jury verdict was entered against our subsidiary. The court entered judgments in favor of plaintiffs consistent with the jury verdict. On January 2, 2014, the Oregon Court of Appeals affirmed the judgments. Our subsidiary is appealing the Court of Appeals decision to the Oregon Supreme Court and has accrued $2.2 million in reserve pending the outcome of the appeal.

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

The undiscounted estimates are between $14.8 million and $28.7 million. The undiscounted estimate on which our accrual is based totals $16.7 million and is discounted using a 3.0% rate. As of December 27, 2013, there is $15.4 million included in other noncurrent liabilities and $1.0 million included in accounts payable and accrued expenses in the Consolidated Balance Sheets for the Kunia Well Site clean-up, which we expect to expend in the next 12 months. We expect to expend approximately $1.0 million in cash per year for the following five years. Certain portions of the EPA’s estimates have been discounted using a 3.0% interest rate.

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

Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the cash flows or fair value of the underlying exposures being hedged.  In addition, we perform an assessment of hedge effectiveness, both at inception and at least quarterly thereafter, to determine whether the financial instruments that are used in hedging transactions are effective at offsetting changes in the cash flows or fair value of the related underlying exposures. Any ineffective portion of a financial instrument’s change in fair value is immediately recognized in earnings.

Certain of our derivative instruments contain provisions that require the current credit relationship between us and our counterparty to be maintained throughout the term of the derivative instruments.  If that credit relationship changes, certain provisions could be triggered, and the counterparty could request immediate collateralization of derivative instruments in net liability position above a certain threshold.  The aggregate fair value of all derivative instruments with a credit-risk-related contingent feature that are in a liability position on December 27, 2013 is $0.4 million.  As of December 27, 2013, no triggering event has occurred and thus we are not required to post collateral.  If the credit-risk-related contingent features underlying these agreements were triggered on December 27, 2013, we would not be required to post collateral to its counterparty because the collateralization threshold has not been met.

Foreign Currency Hedges

We are exposed to fluctuations in currency exchange rates against the U.S. dollar on our results of operations and financial condition and we mitigate that exposure by entering into foreign currency forward contracts. Certain of our subsidiaries periodically enter into foreign currency forward contracts in order to hedge portions of forecasted sales or cost of sales denominated in foreign currencies with forward contracts and options, which generally expire within 1 year. At December 27, 2013, certain of our foreign currency forward contracts will hedge our 2014 and 2015 foreign currency exposure.

We designate our foreign currency forward contracts as single-purpose cash flow hedges of forecasted cash flows.  Based on our formal assessment of hedge effectiveness of our foreign currency forward contracts, we determined that the impact of hedge ineffectiveness was de minimis for the years ended December 27, 2013, December 28, 2012 and December 30, 2011.

Bunker Fuel Hedges

We are exposed to fluctuations in bunker fuel prices on our results of operations and financial condition and can mitigate that exposure by entering into bunker fuel swap agreements, which permit us to lock in bunker fuel purchase prices. We had no bunker fuel hedges outstanding as of December 27, 2013. We had $0.1 million in bunker fuel hedges outstanding as of December 28, 2012.

Other Derivative Instruments

We entered into derivative instruments not designated as hedging instruments, also referred to as economic hedges, in order to minimize the impact of fluctuation in foreign exchange relative to the Korean won in 2011 and recognized a gain of $0.2 million for the year then ended, related to these derivative instruments included in other income (expense), net in our Consolidated Statements of Income. We did not have economic hedges for the years ended December 27, 2013 and December 28, 2012.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18.  Derivative Financial Instruments (continued)

We had the following outstanding foreign currency forward contracts as of December 27, 2013:

Foreign Currency Contracts Qualifying as Cash Flow Hedges:		Notional Amount
Euro		€243.6	million
British pound		£16.4	million
Japanese yen	JPY	1,181.2	million
Costa Rican colon	CRC	18,298.0	million
Philippine peso	PHP	23.7	million
Korean won	KRW	37,695.0	million
Poland zloty	PLN	9.5	million
Chilean peso	CLP	5,445.6	million

The following table reflects the fair values of derivative instruments as of December 27, 2013 (U.S. dollars in millions):

Derivatives Designated as Hedging Instruments (1)
	Foreign exchange contracts		Bunker fuel swap agreements
Balance Sheet Location:	December 27, 2013 (2)	December 28, 2012	December 27, 2013	December 28, 2012
Asset derivatives:
Prepaid expenses and other current assets	$2.8	$4.6	$—	$0.1
Other noncurrent assets	—	—	—	—
Total asset derivatives	$2.8	$4.6	$—	$0.1

Liability derivatives:
Accounts payable and accrued expenses	$5.3	$18.4	$—	$0.1
Other noncurrent liabilities	0.8	0.1	—	—
Total liability derivatives	$6.1	$18.5	$—	$0.1

(1) See Note 19, "Fair Value Measurements", for fair value disclosures.
(2) We expect that $(2.5) million and $(0.8) million of the net fair value of hedges recognized as a net loss in accumulated other comprehensive income ("AOCI") will be transferred to earnings during the next 12 months and in 2015, respectively, along with the effect of the related forecasted transaction.

The fair value of our derivatives changed from a net liability of $(13.8) million as of December 28, 2012 to a net liability of $(3.3) million as of December 27, 2013, related to our foreign currency cash flow hedges and bunker fuel swap hedges.  For foreign currency hedges, these fluctuations were primarily driven by the strengthening or weakening of the U.S. dollar compared to currencies being hedged relative to the contracted exchange rates and the settling of a number of contracts throughout 2013. During 2013, we predominately entered into derivative contracts to hedge the British pound, euro, Japanese yen and Polish zloty relative to our sales. We also entered into contracts to hedge the Costa Rican colon, Philippine peso, Korean won and Chilean peso, in order to hedge our production and procurement costs. The change in 2013 was primarily related to the weaker U.S. dollar relative to the euro and Costa Rican colon offset by the stronger U.S. dollar relative to the Japanese yen being hedged when compared to the contracted exchange rates.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18.  Derivative Financial Instruments (continued)

The following table reflects the effect of derivative instruments on the Consolidated Statements of Income for the years ended December 27, 2013 and December 28, 2012 (U.S. dollars in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Year ended			Year ended
	December 27, 2013	December 28, 2012		December 27, 2013	December 28, 2012
Foreign exchange contracts	$8.6	$(18.6)	Net sales	$(6.0)	$12.1
Foreign exchange contracts	1.6	(2.4)	Cost of products sold	4.6	5.2
Bunker fuel swap agreements (1)	0.1	(0.1)	Cost of products sold	1.0	(0.1)
Total	$10.3	$(21.1)		$(0.4)	$17.2

(1) The bunker fuel swap agreements had an ineffective portion of less than $0.1 million for the years ended December 27, 2013 and December 28, 2012.

19. Fair Value Measurements

Fair Value of Derivative Instruments

We mitigate the risk of fluctuations in currency exchange rates on our results of operations and financial condition by entering into foreign currency cash flow hedges. We use an income approach to value our outstanding foreign currency and bunker fuel cash flow hedges, which consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts using current market information as of the measurement date such as foreign currency and bunker fuel spot and forward rates.  Additionally, we built an element of default risk based on observable inputs into the fair value calculation. Due to the fact that inputs to fair value these derivative instruments can be observed, these derivatives are classified as Level 2.

Equity Securities

During the year ended December 27, 2013, proceeds on the sale of available for sale equity securities were $7.8 million. We recognized a realized gain of $2.3 million in other (income) expense, net, related to these securities. There were no remaining balances as of December 27, 2013. The fair value of these equity securities was $8.3 million as of December 28, 2012. During the fourth quarter of 2012, we received proceeds on the sale of these equity securities of $8.5 million and recognized a realized gain of $3.0 million in other (income) expense, net on our Consolidated Statements of Income. These equity securities are classified as available-for-sale and are stated at fair value with the unrealized gains and losses reported in other comprehensive income. Amounts reclassified out of accumulated other comprehensive income into earnings were determined by specific identification. We recorded an unrealized gain of $(2.7) million for the year ended December 28, 2012 in other comprehensive income. These equity securities are publicly traded within an active market. These available-for-sale investments, which are included in prepaid expenses and other current assets on our Consolidated Balance Sheets, are valued using quoted active market prices for identical assets and are classified as Level 1.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. Fair Value Measurements (continued)

The following table provides a summary of the fair values of our derivative financial instruments measured on a recurring basis under “Fair Value Measurements and Disclosures” (U.S. dollars in millions):

	Fair Value Measurements
	Foreign currency hedges (liability) assets		Bunker fuel hedges (liability)		Equity securities
	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
Quoted Prices in Active Markets for Identical Assets (Level 1)	$—	$—	$—	$—	$—	$8.3

Significant Other Observable Inputs (Level 2)	(3.3)	(13.8)	—	(0.1)	—	—

Significant Unobservable Inputs (Level 3)	—	—	—	—	—	—

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

Accounts payable and other current liabilities: The carrying value reported in the Consolidated Balance Sheets for these items approximates their fair value, which is the likely amount for which the liability with short settlement periods would be transferred to a market participant with a similar credit standing as ours.

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

Fair Value of Non-Financial Assets

The following is a tabular presentation of the non-recurring fair value measurement along with the level within the fair value hierarchy in which the fair value measurement in its entirety falls (U.S. dollars in millions):

	Fair Value Measurements for the year ended December 27, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impairment of trademarks acquired in the 2004 prepared food acquisition	$44.8	$—	$—	$44.8

Brazil decision to discontinue banana operations	7.8	—	—	7.8

Germany under-utilized distribution center	0.6	—	—	0.6
	$53.2	$—	$—	$53.2

As a result of our annual impairment test performed during the first day of the fourth quarter and due to the failure of the prepared food business to meet our expectations, which includes under-performance of the prepared food business in Europe and a recent cyclical downturn in industrial products, we recorded $99.6 million of asset impairment charges, of which $75.7 million and $23.9 million related to the impairment of the Prepared Food Reporting Unit's goodwill and the perpetual, royalty-free licenses to use the DEL MONTE® brand trademarks, respectively, related to our 2004 acquisition of Prepared Foods in Europe, Africa, the Middle East and the countries formerly part of the Soviet Union. The fair value of the prepared food unit’s remaining trademarks of $44.8 million, includes $3.2 million related to the U.K. Beverage trademarks and $41.6 million related to the Remaining Del Monte Trademarks.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. Fair Value Measurements (continued)

We utilized a discounted cash flow model, or the income approach, under the royalty savings method to determine the fair value of the U.K. Beverage and Remaining Del Monte trademarks. The royalty savings method assumes that if we did not own the intangible asset, we would be willing to pay a royalty for its use. We convert the anticipated economic benefits that we assume will be realized from a given asset into value. Under this approach,value is measured as the present worth of anticipated future net cash flows generated by an asset. We corroborate other inputs used in the royalty savings method with market participant assumptions such as the royalty rates and discount rates utilized, however due to the mix of unobservable inputs utilized, the fair value of the trademarks are classified as Level 3 of the fair value hierarchy.

During 2013, we recognized $11.4 million in asset impairment and other charges a result of our decision to discontinue exporting bananas from Brazil and close six farms. The asset impairment consisted of a write-down of $1.0 million related to land that will be utilized for the production of other products with a carrying value of $8.8 million. The land was written down to a value of $7.8 million. We estimated the fair value of these assets using the market approach. The fair valuation of the assets and contract termination obligation of $7.8 million are classified as Level 3 of the fair value hierarchy due to the mix of unobservable inputs utilized.

During 2013, we recognized $2.6 million in asset impairment charges and other charges, net related to an under-performing distribution center in Germany in the banana segment. Included in asset impairment and other charges, net, is a contract termination obligation of $0.6 million related to lease payments that will continue to be incurred throughout the lease term beyond our cease-use date. We estimated the fair value of this obligation using an income based approach, whereby our cash flows were adjusted for a market premium risk. The fair value of the contract termination obligation is classified as Level 3 of the fair value hierarchy due to the mix of unobservable inputs utilized.

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

Refer to Note 3, “Asset Impairment and Other Charges, Net” for further discussion related to asset impairment charges.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20. Related Party Transactions

We purchase goods and services from unconsolidated subsidiaries in the ordinary course of business. See Note 4, “Investments in Unconsolidated Companies. ”

There were no receivables from related parties at December 27, 2013 and at December 28, 2012.

During 2013, there were no cash receipts from noncontrolling interests. During 2012 and 2011, we received cash of $7.0 million and $1.3 million, respectively, from one of our noncontrolling interests for capital expansion. We have reflected the cash in contributions from noncontrolling interests under financing activities in the Consolidated Statements of Cash Flows. We have $19.7 million and $19.7 million in other noncurrent liabilities in our Consolidated Balance Sheets related to one of our noncontrolling interests as of December 27, 2013 and December 28, 2012, respectively.

During 2013, 2012, and 2011, we incurred expenses of approximately $2.4 million, $2.3 million and $3.0 million, respectively, for air transportation services for chartering an aircraft that is indirectly owned by our Chairman and Chief Executive Officer.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21. Unaudited Quarterly Financial Information

Our fiscal quarter-ends correspond to the last Friday of the 13-week period, beginning the day following our fiscal year end. The following summarizes certain quarterly operating data (U.S. dollars in millions, except per share data):

	Quarter ended
	March 29, 2013	June 28, 2013	September 27, 2013	December 27, 2013 (1), (2)
Net sales	$918.8	$1,023.9	$861.1	$879.9
Gross profit	98.6	105.9	53.0	32.9
Net income (loss)	41.8	62.0	5.4	(143.1)
Net income (loss) attributable to Fresh Del Monte Produce Inc.	41.1	62.0	6.4	(143.9)
Net income (loss) per ordinary share attributable to Fresh Del Monte Produce Inc. – basic (3)	$0.71	$1.10	$0.11	$(2.56)
Net income (loss)per ordinary share attributable to Fresh Del Monte Produce Inc. – diluted (3)	$0.71	$1.10	$0.11	$(2.56)
Dividends declared per ordinary share	$0.125	$0.125	$0.125	$0.125

	March 30, 2012	June 29, 2012	September 28, 2012	December 28, 2012
Net sales	$897.9	$957.6	$788.8	$776.9
Gross profit	112.4	116.4	74.4	38.5
Net income (loss)	62.8	58.5	24.9	(1.2)
Net income attributable to Fresh Del Monte Produce Inc.	62.5	57.2	23.5	—
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. – basic (3)	$1.08	$0.99	$0.40	$—
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. – diluted (3)	$1.08	$0.99	$0.40	$—
Dividends declared per ordinary share	$0.10	$0.10	$0.10	$0.10

(1)	Diluted earnings per share for the quarter ended December 27, 2013 excludes the impact of stock options for 308,293 ordinary shares, as they were antidilutive.

(2)
The quarter ended December 27, 2013, includes charges related to goodwill and trademark impairment of $75.7 million and $23.9 million, respectively, related to the 2004 Prepared Food acquisition, exit activities in our Brazil operations of $11.4 million, unfavorable litigation of $10.2 million and other charges of $3.4 million primarily relating to restructuring activities in Europe. See Note 3, "Asset Impairment and Other Charges, Net" and Note 7 , "Goodwill and Other Intangible Assets" for further discussion on these charges.

(3)
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

Our operations are aggregated into business segments on the basis of our products: bananas, other fresh produce and prepared food. Other fresh produce includes pineapples, melons, non-tropical fruit (including grapes, apples, pears, peaches, plums, nectarines, avocados, citrus and kiwis), fresh-cut products, other fruit and vegetables, a third-party ocean freight business, a plastic product and box manufacturing business. Prepared food includes prepared fruit and vegetables, juices, beverages, snacks, poultry and meat products.

We evaluate performance based on several factors, of which net sales and gross profit by product are the primary financial measures (U.S. dollars in millions):

	Year ended
	December 27, 2013		December 28, 2012		December 30, 2011
	Net Sales	Gross Profit	Net Sales	Gross Profit	Net Sales	Gross Profit
Banana	$1,692.2	$62.1	$1,544.6	$89.7	$1,653.1	$88.3
Other fresh produce	1,638.5	192.8	1,544.8	205.8	1,581.6	177.9
Prepared food	353.0	35.5	331.8	46.2	355.0	53.3
Totals	$3,683.7	$290.4	$3,421.2	$341.7	$3,589.7	$319.5

	Year ended
Net sales by geographic region:	December 27, 2013	December 28, 2012	December 30, 2011
North America	$1,968.3	$1,821.1	$1,806.8
Europe	713.4	704.3	854.8
Middle East	524.3	387.4	429.2
Asia	425.6	422.2	431.5
Other	52.1	86.2	67.4
Total net sales	$3,683.7	$3,421.2	$3,589.7

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

22. Business Segment Data (continued)

Property, plant and equipment, net:	December 27, 2013	December 28, 2012
North America	$123.3	$70.0
Europe	54.8	54.1
Middle East	163.0	163.3
Africa	40.7	35.9
Asia	38.4	22.0
Central America	566.3	570.2
South America	70.8	67.7
Maritime equipment (including containers)	31.4	27.9
Corporate	12.5	13.5
Total property, plant and equipment, net	$1,101.2	$1,024.6

Identifiable assets:	December 27, 2013	December 28, 2012
North America	$403.7	$330.5
Europe	333.7	413.2
Middle East	368.1	320.0
Africa	142.7	132.3
Asia	166.8	159.9
Central America	908.9	905.2
South America	136.6	140.7
Maritime equipment (including containers)	46.4	40.2
Corporate	82.3	91.4
Total identifiable assets	$2,589.2	$2,533.4

North America accounted for approximately 54%, 53% and 50% of our net sales for the years ended 2013, 2012 and 2011, respectively.  Our earnings are heavily dependent on operations located worldwide; however, our net sales are not dependent on any particular country other than the United States, with no other country accounting for greater than 10% of our net sales for 2013, 2012 and 2011.  These operations are a significant factor in the economies of some of the countries in which we operate and are subject to the risks that are inherent in operating in such countries, including government regulations, currency and ownership restrictions and risk of expropriation. Management reviews assets on the basis of geographic region and not by reportable segment, which more closely aligns our capital investment with demand for our products.  Costa Rica is our most significant sourcing location, representing approximately 42%, 43% and 43% of our property, plant and equipment as of December 27, 2013, December 28, 2012 and December 30, 2011, respectively.  No country other than Costa Rica accounts for greater than 10% of our property, plant and equipment.

One customer accounted for approximately 12% of net sales in 2013, 2012 and 2011. These sales are reported in the banana and other fresh produce segments. No other customer accounted for 10% or more of our net sales. In 2013, our top 10 customers accounted for approximately 29% of net sales as compared with 28% of our net sales during 2012 and 32% during 2011. Identifiable assets by geographic area represent those assets used in the operations of each geographic area. Corporate assets consist of goodwill, building, leasehold improvements and furniture and fixtures.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

23. Shareholders’ Equity

Our shareholders have authorized 50,000,000 preferred shares at $0.01 par value, of which none are issued or outstanding. Our shareholders have authorized 200,000,000 ordinary shares of common stock at $0.01 par value, of which 56,218,437 are issued and outstanding at December 27, 2013.

The ordinary share activity for the years ended December 27, 2013 and December 28, 2012 is summarized as follows:

	Year Ended
	December 27, 2013	December 28, 2012
Ordinary shares issued/(retired) as a result of:
Stock option exercises	1,975,339	475,918
Restricted share grants	26,201	27,573
Ordinary share repurchase and retirement	(3,490,488)	(560,560)

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

The following represents a summary of repurchase activity during the years ended December 27, 2013 and December 28, 2012 (U.S. dollars in millions, except share and per share data):

	Year Ended
	December 27, 2013			December 28, 2012
	Shares	USD	Average price per share	Shares	USD	Average price per share
Quarter ended:	27,982	$0.7	$26.43	560,560	$14.4	$25.56

Year ended:	3,490,488	94.0	26.90	560,560	14.4	25.56

We account for treasury stock using the cost method. We repurchased and retired 11,265,385 ordinary shares, for an aggregate price of $266.2 million under the aforementioned stock repurchase programs approved by the Board of Directors. We have $258.0 million of shares that may yet be purchased under the stock repurchase program.

The following is a summary of the dividends declared per share for the years ended December 27, 2013 and December 28, 2012:

Year Ended
December 27, 2013		December 28, 2012
Dividend Declared Date	Cash Dividend Declared, per Ordinary Share	Dividend Declared Date	Cash Dividend Declared, per Ordinary Share
December 6, 2013	$0.125	October 31, 2012	$0.10
September 6, 2013	$0.125	August 1, 2012	$0.10
May 31, 2013	$0.125	May 2, 2012	$0.10
March 29, 2013	$0.125	February 29, 2012	$0.10

On February 20, 2013, our Board of Directors increased the interim cash dividend from $0.10 to $0.125 per ordinary share. We paid $28.2 million and $23.2 million in dividends during the years ended December 27, 2013 and December 28, 2012, respectively.

Schedule II - Valuation and Qualifying Accounts
Fresh Del Monte Produce Inc. and Subsidiaries
(U.S. dollars in millions)
Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended December 27, 2013

Deducted from asset accounts: Valuation accounts:
Trade accounts receivable	$6.8	$10.6	$—	$(9.1)	$8.3
Advances to growers and other receivables	7.6	2.4	—	(3.9)	6.1
Deferred tax asset valuation allowance	180.6	10.7	0.1	(11.0)	180.4

Accrued liabilities:
Provision for Kunia Well Site	16.8	0.4	—	(0.8)	16.4
Total	$211.8	$24.1	$0.1	$(24.8)	$211.2

Year ended December 28, 2012:

Deducted from asset accounts:
Valuation accounts:
Trade accounts receivable	$7.4	$0.1	$—	$(0.7)	$6.8
Advances to growers and other receivables	9.8	3.3	—	(5.5)	7.6
Deferred tax asset valuation allowance	174.3	26.4	2.2	(22.3)	180.6

Accrued liabilities:
Provision for Kunia Well Site	17.7	0.4	—	(1.3)	16.8
Total	$209.2	$30.2	$2.2	$(29.8)	$211.8

Year ended December 30, 2011:

Deducted from asset accounts:
Valuation accounts:
Trade accounts receivable	$7.8	$1.0	$—	$(1.4)	$7.4
Advances to growers and other receivables	12.3	2.7	—	(5.2)	9.8
Deferred tax asset valuation allowance	195.5	5.2	0.1	(26.5)	174.3

Accrued liabilities:
Provision for Kunia Well Site	19.0	0.5	—	(1.8)	17.7
Total	$234.6	$9.4	$0.1	$(34.9)	$209.2

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 27, 2013. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the year ended December 27, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

See Management’s Annual Report on Internal Control Over Financial Reporting included in Item 8.  Financial Statements and Supplementary Data.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by Item 10 of Part III of this Annual Report on Form 10-K will be included in our definitive Proxy Statement relating to our 2014 Annual General Meeting of Shareholders with respect to directors, executive officers, audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance, is incorporated herein by reference in response to this item.

Code of Ethics

We have adopted a Code of Conduct and Business Ethics Policy (“Code of Conduct”) that applies to our principal executive officer, principal financial officer and principal accounting officer as well as all our directors, other officers and employees. Our Code of Conduct can be found on our Web site at www.freshdelmonte.com. We have not waived the requirements of the Code of Conduct for any directors or executive officers and there were no amendments in 2013.  We intend to disclose any amendment or waiver of the Code of Conduct promptly on our Web site.

Item 11.	Executive Compensation

Information required by Item 11 of Part III of this Annual Report on Form 10-K will be included in our definitive Proxy Statement relating to our 2014 Annual General Meeting of Shareholders with respect to executive compensation, is incorporated herein by reference in response to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 of Part III of this Annual Report on Form 10-K will be included in our definitive Proxy Statement relating to our 2014 Annual General Meeting of Shareholders with respect to security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans, is incorporated herein by reference in response to this item.

Item 13.	Certain Relationships and Related Transactions

Information required by Item 13 of Part III of this Annual Report on Form 10-K will be included in our definitive Proxy Statement relating to our 2014 Annual General Meeting of Shareholders with respect to certain relationships and related transactions and director independence, is incorporated herein by reference in response to this item.

Item 14.	Principal Accountant Fees and Services

Information required by Item 14 of Part III of this Annual Report on Form 10-K will be included in our definitive Proxy Statement relating to our 2014 Annual General Meeting of Shareholders with respect to principal accountant fees and services, is incorporated by reference in response to this item.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Consolidated Statements and Other Financial Information

The following financial statements and supplemental schedule of Fresh Del Monte Produce Inc. and its subsidiaries are included in Item 8.  Financial Statements and Supplementary Data of this Report:

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Consolidated Balance Sheets at December 27, 2013 and December 28, 2012

Consolidated Statements of Income for the years ended December 27, 2013, December 28, 2012 and December 30, 2011

Consolidated Statements of Comprehensive Income for the years ended December 27, 2013, December 28, 2012 and December 30, 2011

Consolidated Statements of Cash Flows for the years ended December 27, 2013, December 28, 2012 and December 30, 2011

Consolidated Statements of Shareholders’ Equity for the years ended December 27, 2013, December 28, 2012 and December 30, 2011

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

***
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 27, 2013 and December 28, 2012, (ii) Consolidated Statements of Income for the years ended December 27, 2013, December 28, 2012 and December 30, 2011, (iii) Consolidated Statements of Comprehensive Income for the years ended December 27, 2013, December 28, 2012 and December 30, 2011, (iv) Consolidated Statements of Cash Flows for the years ended December 27, 2013, December 28, 2012 and December 30, 2011 and (v) Notes to Consolidated Financial Statements.

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

FRESH DEL MONTE PRODUCE INC.

Date:	February 21, 2014	By:	/s/ Hani El-Naffy
Hani El-Naffy
President & Chief Operating Officer

Date:	February 21, 2014	By:	/s/ Richard Contreras
Richard Contreras
Senior Vice President & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 21st day of February, 2014:

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