Form 10-Q
period 2014-03-28
FRESH DEL MONTE PRODUCE INC
filed 2014-04-29
CIK 1047340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
———————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
1-14706
(Commission file number)
———————————
FRESH DEL MONTE PRODUCE INC.
(Exact Name of Registrant as Specified in Its Charter)
 ———————————

The Cayman Islands	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S Employer Identification No.)

c/o Intertrust Corporate Services (Cayman) Limited 190 Elgin Avenue George Town, Grand Cayman, KY1-9005 Cayman Islands	N/A
(Address of Registrant’s Principal Executive Office)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 18, 2014, there were 55,658,594 ordinary shares of Fresh Del Monte Produce Inc. issued and outstanding.

Forward-Looking Statements

This report, information included in future filings by us and information contained in written material, press releases and oral statements, issued by or on behalf of us contains, or may contain, statements that constitute forward-looking statements. In this report, these statements appear in a number of places and include statements regarding the intent, beliefs or current expectations of us or our officers (including statements preceded by, followed by or that include the words “believes”, “expects”, “anticipates” or similar expressions) with respect to various matters, including our plans and future performance.  These forward-looking statements involve risks and uncertainties.  Fresh Del Monte’s actual plans and performance may differ materially from those in the forward-looking statements as a result of various factors, including (i) the uncertain global economic environment and the timing and strength of a recovery in the markets we serve, and the extent to which adverse economic conditions continue to affect our sales volume and results, including our ability to command premium prices for certain of our principal products, or increase competitive pressures within the industry, (ii) the impact of governmental initiatives in the United States and abroad to spur economic activity, including the effects of significant government monetary or other market interventions on inflation, price controls and foreign exchange rates, (iii) the impact of governmental trade restrictions, including adverse governmental regulation that may impact our ability to access certain markets, (iv) our anticipated cash needs in light of our liquidity, (v) the continued ability of our distributors and suppliers to have access to sufficient liquidity to fund their operations, (vi) trends and other factors affecting our financial condition or results of operations from period to period, including changes in product mix or consumer demand for branded products such as ours, particularly as consumers remain price-conscious in the current economic environment; anticipated price and expense levels; the impact of crop disease, severe weather conditions, such as flooding, or natural disasters, such as earthquakes, on crop quality and yields and on our ability to grow, procure or export our products; the impact of prices for petroleum-based products and packaging materials; and the availability of sufficient labor during peak growing and harvesting seasons, (vii) the impact of pricing and other actions by our competitors, particularly during periods of low consumer confidence and spending levels, (viii) the impact of foreign currency fluctuations, (ix) our plans for expansion of our business (including through acquisitions) and cost savings, (x) our ability to successfully integrate acquisitions into our operations, (xi) the impact of impairment or other charges associated with exit activities, crop or facility damage or otherwise, (xii) the timing and cost of resolution of pending and future legal and environmental proceedings or investigations, (xiii) the impact of changes in tax accounting or tax laws (or interpretations thereof), and the impact of settlements of adjustments proposed by the Internal Revenue Service or other taxing authorities in connection with our tax audits, and (xiv) the cost and other implications of changes in regulations applicable to our business, including potential legislative or regulatory initiatives in the United States or elsewhere directed at mitigating the effects of climate change. All forward-looking statements in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our plans and performance may also be affected by the factors described in Item 1A-“Risk Factors” in our Annual Report on Form 10-K for the year ended December 27, 2013 along with other reports that we have on file with the Securities and Exchange Commission.

PART I: FINANCIAL INFORMATION

Item 1.        Financial Statements

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)
(U.S. dollars in millions, except share and per share data)

	March 28, 2014	December 27, 2013
Assets
Current assets:
Cash and cash equivalents	$38.6	$42.5
Trade accounts receivable, net of allowance of $10.5 and $8.3, respectively	377.0	338.8
Other accounts receivable, net of allowance of $5.9 and $6.1, respectively	66.6	59.3
Inventories, net	535.2	533.1
Deferred income taxes	14.6	10.8
Prepaid expenses and other current assets	28.5	31.1
Total current assets	1,060.5	1,015.6

Investments in and advances to unconsolidated companies	2.0	2.1
Property, plant and equipment, net	1,134.0	1,101.2
Deferred income taxes	54.5	52.4
Other noncurrent assets	89.0	86.5
Goodwill	331.4	331.4
Total assets	$2,671.4	$2,589.2
Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued expenses	$365.8	$356.0
Current portion of long-term debt and capital lease obligations	1.8	2.8
Deferred income taxes	16.6	15.7
Income taxes and other taxes payable	13.4	8.1
Total current liabilities	397.6	382.6

Long-term debt and capital lease obligations	283.3	248.6
Retirement benefits	79.4	80.4
Other noncurrent liabilities	46.0	47.2
Deferred income taxes	78.4	79.2
Total liabilities	884.7	838.0
Commitments and contingencies
Shareholders' equity:
Preferred shares, $0.01 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.01 par value; 200,000,000 shares authorized; 55,658,594 and 56,218,437 issued and outstanding, respectively	0.6	0.6
Paid-in capital	529.8	530.1
Retained earnings	1,223.5	1,185.8
Accumulated other comprehensive loss	(5.2)	(3.4)
Total Fresh Del Monte Produce Inc. shareholders' equity	1,748.7	1,713.1
Noncontrolling interests	38.0	38.1
Total shareholders' equity	1,786.7	1,751.2
Total liabilities and shareholders' equity	$2,671.4	$2,589.2

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(U.S. dollars in millions, except share and per share data)

	Quarter ended
	March 28, 2014	March 29, 2013
Net sales	$982.3	$918.8
Cost of products sold	875.6	820.2
Gross profit	106.7	98.6
Selling, general and administrative expenses	43.7	45.3
Gain on disposal of property, plant and equipment	0.1	0.3
Asset impairment and other charges (credits), net	(2.1)	0.1
Operating income	65.2	53.5
Interest expense	1.0	0.8
Interest income	—	0.2
Other income (expense), net	0.7	(1.6)
Income before income taxes	64.9	51.3
Provision for income taxes	6.0	9.5
Net income	$58.9	$41.8
Less: Net income attributable to noncontrolling interests	0.3	0.7
Net income attributable to Fresh Del Monte Produce Inc.	$58.6	$41.1
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Basic	$1.04	$0.71
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Diluted	$1.04	$0.71
Dividends declared per ordinary share	$0.125	$0.125
Weighted average number of ordinary shares:
Basic	56,180,800	57,592,510
Diluted	56,506,491	58,000,771

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(U.S. dollars in millions)

	Quarter ended
	March 28, 2014	March 29, 2013
Net income	$58.9	$41.8
Other comprehensive income:
Net unrealized (loss) gain on derivatives	(1.8)	23.9
Net unrealized foreign currency translation gain (loss)	(0.6)	(9.2)
Change in available-for-sale investments	—	(2.7)
Net change in retirement benefit adjustment, net of tax	0.3	(0.1)
Comprehensive income	$56.8	$53.7
Less: comprehensive (loss) income attributable to noncontrolling interests	—	1.1
Comprehensive income attributable to Fresh Del Monte Produce Inc.	$56.8	$52.6

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(U.S. dollars in millions)

	Quarter ended
	March 28, 2014	March 29, 2013
Operating activities:
Net income	$58.9	$41.8
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	18.0	17.5
Amortization of debt issuance costs	0.1	0.1
Stock-based compensation expense	3.2	2.9
Asset impairment, net	0.3	—
Change in uncertain tax positions	0.1	2.2
Gain on sale of securities	—	(2.3)
Gain on sales of property, plant and equipment	(0.1)	(0.3)
Equity in (income) loss of unconsolidated companies	—	(0.1)
Deferred income taxes	(6.2)	2.2
Foreign currency translation adjustment	0.3	(1.6)
Changes in operating assets and liabilities:
Receivables	(46.6)	(51.4)
Inventories	(7.1)	(26.5)
Prepaid expenses and other current assets	0.8	0.3
Accounts payable and accrued expenses	23.3	24.0
Other noncurrent assets and liabilities	(5.1)	(1.2)
Net cash provided by operating activities	39.9	7.6
Investing activities:
Capital expenditures	(50.7)	(32.8)
Proceeds from sales of property, plant and equipment	0.4	0.6
Proceeds from sale of securities available-for-sale	—	7.7
Net cash used in investing activities	(50.3)	(24.5)
Financing activities:
Proceeds from long-term debt	160.0	168.7
Payments on long-term debt	(129.5)	(148.3)
Contributions (to) from noncontrolling interests, net	(0.1)	3.6
Proceeds from stock options exercised	2.8	12.8
Dividends paid	(7.1)	(7.2)
Repurchase of shares	(19.8)	(27.9)
Net cash provided by financing activities	6.3	1.7
Effect of exchange rate changes on cash	0.2	1.2
Net decrease in cash and cash equivalents	(3.9)	(14.0)
Cash and cash equivalents, beginning	42.5	39.9
Cash and cash equivalents, ending	$38.6	$25.9
Supplemental cash flow information:
Cash paid for interest	$1.1	$0.9
Cash paid for income taxes	$0.9	$3.3
Non-cash financing and investing activities:
Purchase of assets under capital lease obligations	$0.7	$0.5
Retirement of ordinary shares	$19.8	$27.9

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

The accompanying unaudited Consolidated Financial Statements for the quarter ended March 28, 2014 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for fair presentation have been included. Operating results for the quarter ended March 28, 2014 are subject to significant seasonal variations and are not necessarily indicative of the results that may be expected for the year ending December 26, 2014. For further information, refer to the Consolidated Financial Statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 27, 2013.

We are required to evaluate events occurring after March 28, 2014 for recognition and disclosure in the Consolidated Financial Statements for the quarter ended March 28, 2014. Events are evaluated based on whether they represent information existing as of March 28, 2014, which require recognition in the Consolidated Financial Statements, or new events occurring after March 28, 2014, which do not require recognition but require disclosure if the event is significant to the Consolidated Financial Statements. We evaluated events occurring subsequent to March 28, 2014 through the date of issuance of these Consolidated Financial Statements.

2.  Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update ("ASU") that changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The amendments in this ASU should be applied prospectively and are effective for us for the 2015 annual and interim periods. Early adoption is permitted for disposals that have not been reported in financial statements previously issued. We are evaluating the impact of adoption of this ASU on our financial condition, results of operations or cash flows.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

3.  Asset Impairment and Other Charges (Credits), Net

The following represents a summary of asset impairment and other charges (credits), net recorded during the quarters ended March 28, 2014 and March 29, 2013 (U.S. dollars in millions):

	Quarter ended			Quarter ended
	March 28, 2014			March 29, 2013
	Long-lived and other asset impairment (credits)	Exit activity and other charges	Total	Long-lived and other asset impairment (credits)	Exit activity and other charges (credits)	Total
Banana segment:
Brazil termination of benefits due to decision to discontinue banana exports	$—	$0.1	$0.1	$—	$—	$—
Other fresh produce segment:
Hawaii favorable settlement of litigation	—	(2.9)	(2.9)	—	—	—
Other charges and legal costs related to the Kunia well site in Hawaii	—	—	—	—	0.1	0.1
Intangible asset write-off	0.3	—	0.3	—	—	—
Prepared food segment:
Germany termination of benefits due to restructuring	—	0.4	0.4	—	—	—
Total asset impairment and other charges (credits), net	$0.3	$(2.4)	$(2.1)	$—	$0.1	$0.1

Exit Activity and Other Reserves

The following is a rollforward of 2014 exit activity and other reserves (U.S. dollars in millions):

	Exit activity and other reserve balance at December 27, 2013	Impact to Earnings	Cash Paid	Foreign Exchange Impact	Exit activity and other reserve balance at March 28, 2014
Termination benefits	$1.0	$0.5	$(1.1)	$—	$0.4
Contract termination and other exit activity charges	2.8	—	(0.3)	—	2.5
	$3.8	$0.5	$(1.4)	$—	$2.9

Included in the exit activity and other reserve balance at March 28, 2014 are $2.0 million and $0.5 million in contract termination costs related to the underutilized facilities in the United Kingdom and Germany, respectively, in the banana segment; and $0.4 million in termination benefits in Germany related to the prepared food segment. We do not expect additional charges related to the exit and other activities mentioned above that would significantly impact our results of operations or financial condition.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

4.  Noncontrolling Interests

The following table reconciles shareholders’ equity attributable to noncontrolling interests (U.S. dollars in millions):

	Quarter ended
	March 28, 2014	March 29, 2013
Noncontrolling interests, beginning	$38.1	$35.7
Net income attributable to the noncontrolling interests	0.3	0.7
Translation adjustments	(0.1)	0.3
Retirement benefit adjustment	(0.2)	0.1
Capital contributions (to) from	(0.1)	3.6
Noncontrolling interests, ending	$38.0	$40.4

5.  Variable Interest Entities

One of our Del Monte Gold® Extra Sweet pineapple producers meets the definition of a Variable Interest Entity ("VIE") pursuant to the Accounting Standards Codification ("ASC") guidance on “Consolidation” and is consolidated. Our variable interest in this entity includes an equity investment and certain debt guarantees. All of this entity’s pineapple production is sold to us. Based on the criteria of this ASC, as amended, we are the primary beneficiary of this entity’s expected residual returns or losses in excess of our ownership interest. Although we are the primary beneficiary, the VIE’s creditors do not have recourse against us. At March 28, 2014, the VIE had total assets of $41.1 million and total liabilities of $8.8 million. The VIE had long-term debt of $3.2 million, which is collateralized by its property, plant and equipment and further guaranteed by a $2.2 million standby letter of credit issued by us. As of March 28, 2014, the VIE is current on its long-term debt. There are no other restrictions on the assets of the VIE.

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

The following table details financing receivables including the related allowance for doubtful accounts (U.S. dollars in millions):

	March 28, 2014		December 27, 2013
	Short-term	Long-term	Short-term	Long-term
Gross advances to independent growers	$24.6	$0.9	$28.9	$3.4
Allowance for advances to independent growers	(3.3)	—	(3.3)	—
Net advances to independent growers	$21.3	$0.9	$25.6	$3.4

The current and noncurrent portions of the financing receivables included above are classified in the Consolidated Balance Sheets in other accounts receivable and other noncurrent assets, respectively.

The following table details the credit risk profile of the above listed financing receivables (U.S. dollars in millions):

	Current Status	Past Due Status	Total
Gross advances to independent growers:
March 28, 2014	$22.2	$3.3	$25.5
December 27, 2013	29.0	3.3	32.3

The allowance for doubtful accounts and the related financing receivables for the quarters ended March 28, 2014 and March 29, 2013 were as follows (U.S. dollars in millions):

	Quarter ended
	March 28, 2014	March 29, 2013
Allowance for advances to independent growers:
Balance, beginning of period	$3.3	$3.4
Provision for uncollectible amounts	—	0.4
Balance, end of period	$3.3	$3.8

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

	Quarter ended
	March 28, 2014	March 29, 2013
Stock-based compensation expense	$3.2	$2.9

Proceeds of $2.8 million and $12.8 million were received from the exercise of stock options for the quarters ended March 28, 2014 and March 29, 2013, respectively.

Stock Option Awards

Our shareholders approved and ratified the 2011 Omnibus Share Incentive Plan (the “2011 Plan”) which allows us to grant equity-based compensation awards, including stock options, restricted stock awards and restricted stock units. We disclosed the significant terms of the 2011 Plan and the 1999 Share Incentive Plan (the "1999 Plan") in our annual financial statements included in our Annual Report on Form 10-K for the year ended December 27, 2013.

There were no stock option grants for the quarter ended March 28, 2014. The following table lists the various stock option grants from our 2011 Plan for the quarter ended March 29, 2013:

Stock Option Grant	Number of Options Granted	Exercise Price	Fair Value
February 20, 2013 - Chairman and Chief Executive Officer	161,000	$26.52	$8.38

The fair value for stock options was estimated at the date of grant using the Black-Scholes option pricing model, which requires us to make certain assumptions. Volatility is estimated based on the historical volatility of our stock over the past five years. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of grant. The dividend yield is estimated over the expected term based on our dividend policy, historical cash dividends and expected future cash dividends. The expected term of grant was based on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends. Forfeitures are estimated based on historical experience.

Restricted Stock Awards

The 2010 Non-Employee Directors Equity Plan (the “Directors Equity Plan”) allows us to award restricted stock to non-management members of our Board of Directors.  Under the Directors Equity Plan, awards are made on January 1st of each calendar year.  A share of “restricted stock” is one of our ordinary shares that has restrictions on transferability until certain vesting conditions are met. We disclosed the significant terms of the Directors Equity Plan in our annual financial statements included in our Annual Report on Form 10-K for the year ended December 27, 2013.

Under the Directors Equity Plan, 50% of each award of our restricted stock granted will vest on the date on which it is granted. The remaining 50% of each award will vest upon the six-month anniversary of the date on which the recipient ceases to serve as a member of our Board of Directors. The provision in the Directors Equity Plan that allows directors to retain all of their awards once they cease to serve as a member of our Board of Directors is considered a nonsubstantive service condition in accordance with the guidance provided by the ASC on “Compensation – Stock Compensation”.  Accordingly, it is appropriate to recognize compensation cost immediately for restricted stock awards granted to non-management members of the Board of Directors.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

7.  Stock-Based Compensation (continued)

The following table lists the various restricted stock awards and related compensation expense under the Directors Equity Plan for the quarters ended March 28, 2014 and March 29, 2013 (U.S. dollars in millions except share and per share data):

Date of Award	Number of Restricted Stock Awarded	Price Per Share	Compensation Expense
January 2, 2014	26,117	$28.15	$0.7
January 2, 2013	26,201	26.72	0.7

Restricted Stock Units

The 2011 Plan includes the ability to award Restricted Stock Units ("RSUs"). Each RSU represents a contingent right to receive one of our ordinary shares. The RSUs are subject to meeting minimum performance criteria set by our Compensation Committee of our Board of Directors. The actual number of shares the recipient receives is determined based on the results achieved versus performance goals. Those performance goals are based on exceeding a measure of our earnings. Depending on the results achieved, the actual number of shares that an award recipient receives at the end of the period may range from 0% to 100% of the award units granted. Provided such criteria are met, the RSU will vest in three equal annual installments on each of the next three anniversary dates provided that the recipient remains employed with us.

RSUs do not have the voting rights of ordinary shares, and the shares underlying the RSUs are not considered issued and outstanding. However, shares underlying RSUs are included in the calculation of diluted earnings per share to the extent the performance criteria are met.

RSUs are eligible to earn Dividend Equivalent Units ("DEU's") equal to the cash dividend paid to ordinary shareholders. DEUs are subject to the same performance and service conditions as the underlying RSUs and are forfeitable. On March 28, 2014, we awarded 2,014 DEUs with a grant date price of $27.12 per share.

We expense the fair market value of RSUs, as determined on the date of grant, ratably over the three year vesting period provided the performance condition is probable of attaining.

The following table lists the compensation expense related to RSUs for the quarters ended March 28, 2014 and March 29, 2013.

	Quarter ended
	March 28, 2014	March 29, 2013
RSUs compensation expense	$1.0	$0.4

8.  Inventories

Inventories consisted of the following (U.S. dollars in millions):

	March 28, 2014	December 27, 2013
Finished goods	$235.3	$215.7
Raw materials and packaging supplies	146.0	156.5
Growing crops	153.9	160.9
Total inventories	$535.2	$533.1

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

9.  Long-Term Debt and Capital Lease Obligations

The following is a summary of long-term debt and capital lease obligations (U.S. dollars in millions):

	March 28, 2014	December 27, 2013
Senior unsecured revolving credit facility (see Credit Facility below)	$280.6	$247.7
Various other notes payable	3.2	3.0
Capital lease obligations	1.3	0.7
Total long-term debt and capital lease obligations	285.1	251.4
Less: Current portion	(1.8)	(2.8)
Long-term debt and capital lease obligations	$283.3	$248.6

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

The following is a summary of the material terms of the Credit Facility and other working capital facilities at March 28, 2014 (U.S. dollars in millions):

	Term	Maturity Date	Interest Rate	Borrowing Limit	Available Borrowings
Credit Facility	5 years	October 23, 2017	1.41%	$500.0	$198.9
Other working capital facilities	Varies	Varies	Varies	20.3	13.6
				$520.3	$212.5

The current margin for LIBOR advances is 1.25%. We intend to use funds borrowed under the Credit Facility from time to time for general corporate purposes, which may include the repayment, redemption or refinancing of the our existing indebtedness, working capital needs, capital expenditures, funding of possible acquisitions, possible share repurchases and satisfaction of other obligations.

The Credit Facility requires us to comply with financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers. As of March 28, 2014, we were in compliance with all of the covenants contained in the Credit Facility. The Credit Facility is unsecured as long as we maintain a certain leverage ratio and is guaranteed by certain of our subsidiaries. The Credit Facility permits borrowings under the revolving commitment with an interest rate determined based on our leverage ratio and spread over LIBOR. In addition, we pay a fee on unused commitments.

At March 28, 2014, we applied $20.5 million to the letter of credit facility, comprised of certain contingent obligations and other governmental agency guarantees combined with guarantees for purchases of raw materials and equipment and other trade related letters of credit. We also had $12.5 million in other letters of credit and bank guarantees not included in the letter of credit facility.

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

In 1997, plaintiffs from Costa Rica and Guatemala named certain of our U.S. subsidiaries in a purported class action in Hawaii. On June 28, 2007, plaintiffs voluntarily dismissed our U.S. subsidiaries named in the action without ties to Hawaii. At a hearing held on June 9, 2009, the court granted summary judgment in favor of our remaining U.S. subsidiaries with ties to Hawaii, holding that the claims of the remaining plaintiffs are time-barred. A final judgment dismissing all remaining claims and terminating the action was entered on July 28, 2010. On August 24, 2010, plaintiffs filed a notice of appeal. On March 27, 2014, the Hawaii Court of Appeals affirmed the dismissal.

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

In August 2011, approximately 2,500 banana workers from the Philippines filed a complaint in the Superior Court of the State of California for the County of Los Angeles, captioned Macasa, et al. v. Dole Food Co. Inc., et al., against one of our subsidiaries again claiming injury from DBCP exposure. On February 6, 2012, plaintiffs filed an amended complaint adding approximately 500 more claimants to the action. Based upon an initial review, it appears that all of the plaintiffs in this action were claimants in a prior DBCP action in the Philippines that was dismissed in 2002 and that the claims of such plaintiffs are prone to being barred by limitations. A demurrer on limitations grounds was filed on April 24, 2012 and joined in by our subsidiary. That motion was granted on August 7, 2012 and the court entered judgment against the plaintiffs dismissing the action with prejudice on September 25, 2012. Plaintiffs appealed the dismissal to the California Court of Appeals. On March 27, 2014, the California Court of Appeals affirmed the dismissal.

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

The European Commission did, however, find that Internationale Fruchtimport Gesellschaft Weichert & Co KG (“Weichert”), an entity in which one of our subsidiaries formerly held an indirect 80% noncontrolling interest, infringed EU competition rules and imposed upon it a €14.7 million ($20.2 million using exchange rates as of March 28, 2014) fine. The European Commission has asserted that we controlled Weichert during the period by virtue of our subsidiary’s former, indirect noncontrolling interest and has therefore held that we are jointly and severally liable for Weichert’s payment of the fine.

On December 31, 2008, we filed an appeal of this determination on grounds, among others, that Weichert did not violate EU competition rules and that, in any event, we cannot be held jointly and severally liable for Weichert’s acts under applicable EU law. On April 14, 2010, Weichert filed a statement of intervention in support of our appeal seeking annulment of the European Commission’s determination. A hearing was held on February 1, 2012 for oral argument on the appeal. On March 14, 2013, the ruling on the appeal was issued reducing the fine from €14.7 million to €8.8 million ($12.1 million using exchange rates as of March 28, 2014) but upholding the European Commission's decision holding us jointly and severally liable for Weichert's payment of the fine.

On May 24, 2013, we filed an appeal against this decision re-asserting that we cannot be held jointly and severally liable for Weichert's acts under EU law. On June 4, 2013, the European Commission filed an appeal challenging only an approximate €1.0 million ($1.4 million using exchange rates as of March 28, 2014) portion of the lower court's fine reduction and thereby seeking that the fine be set at €9.8 million ($13.5 million using exchange rates as of March 28, 2014) rather than €8.8 million. In its appeal, the European Commission also disputed the grounds upon which we based our appeal. We filed our response to the European Commission's appeal on July 1, 2013. The European Commission filed its response to our appeal on August 5, 2013. Weichert filed responses to our appeal and the European Commission’s appeal as well as a cross-appeal on August 8, 2013. We filed a reply to the European Commission’s response to our appeal on October 17, 2013.

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

The undiscounted estimates are between $14.8 million and $28.7 million. The undiscounted estimate on which our accrual is based totals $16.7 million and is discounted using a 3.0% rate. As of March 28, 2014, there is $15.3 million included in other noncurrent liabilities and $1.1 million included in accounts payable and accrued expenses in the Consolidated Balance Sheets for the Kunia Well Site clean-up, which we expect to expend in the next 12 months. We expect to expend approximately $1.0 million in cash per year for the following five years. Certain portions of the EPA’s estimates have been discounted using a 3.0% interest rate.

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

11.  Earnings Per Share

Basic and diluted net income per ordinary share is calculated as follows (U.S. dollars in millions, except share and per share data):

	Quarter ended
	March 28, 2014	March 29, 2013
Numerator:
Net income attributable to Fresh Del Monte Produce Inc.	$58.6	$41.1

Denominator:
Weighted average number of ordinary shares - Basic	56,180,800	57,592,510
Effect of dilutive securities - Share based employee options and awards	325,691	408,261
Weighted average number of ordinary shares - Diluted	56,506,491	58,000,771

Net income per ordinary share attributable to
Fresh Del Monte Produce Inc.:
Basic	$1.04	$0.71
Diluted	$1.04	$0.71

Refer to Note 17, “Shareholders’ Equity”, for disclosures related to the stock repurchase program and retired shares.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

12.  Retirement and Other Employee Benefits

The following table sets forth the net periodic benefit costs of our pension plans and post-retirement plans (U.S. dollars in millions):

	Quarter ended
	March 28, 2014	March 29, 2013
Service cost	$1.4	$1.4
Interest cost	1.8	1.6
Expected return on assets	(1.1)	(0.9)
Amortization of net actuarial loss	0.3	0.5
Net periodic benefit costs	$2.4	$2.6

We funded our U.S. based non-contributory defined benefit pension plan by an additional $0.8 million during the quarter ended March 29, 2013. The funding was actuarially determined based on U.S. funding regulations. There was no additional funding during the quarter ended March 28, 2014.

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

We evaluate performance based on several factors, of which net sales and gross profit by product are the primary financial measures (U.S. dollars in millions):

	Quarter ended
	March 28, 2014		March 29, 2013
	Net Sales	Gross Profit	Net Sales	Gross Profit
Banana	$436.9	$31.0	$406.0	$30.5
Other fresh produce	454.3	64.5	433.7	59.3
Prepared food	91.1	11.2	79.1	8.8
Totals	$982.3	$106.7	$918.8	$98.6

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

Foreign Currency Hedges

We are exposed to fluctuations in currency exchange rates against the U.S. dollar on our results of operations and financial condition and we mitigate that exposure by entering into foreign currency forward contracts.  Certain of our subsidiaries periodically enter into foreign currency forward contracts in order to hedge portions of forecasted sales or cost of sales denominated in foreign currencies, which generally expire within one year. Our foreign currency hedges were entered into to hedge our 2014 and 2015 foreign currency exposure.

The foreign currency forward contracts qualifying as cash flow hedges were designated as single-purpose cash flow hedges of forecasted cash flows.  Based on our formal assessment of hedge effectiveness of our qualifying foreign currency forward contracts, we determined that the impact of hedge ineffectiveness was de minimis for the quarters ended March 28, 2014 and March 29, 2013.

Bunker Fuel Hedges

We are exposed to fluctuations in bunker fuel prices on our results of operations and financial condition and mitigate that exposure by entering into bunker fuel swap agreements, which permit us to lock in bunker fuel purchase prices.  One of our subsidiaries entered into bunker fuel swap agreements in order to hedge fuel costs incurred by our owned and chartered vessels throughout 2013. We designated our bunker fuel swap agreements as cash flow hedges.  As of March 28, 2014, there were no outstanding bunker fuel hedges.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

14.  Derivative Financial Instruments (continued)

Certain of our derivative instruments contain provisions that require the current credit relationship between the Company and its counterparty to be maintained throughout the term of the derivative instruments.  If that credit relationship changes, certain provisions could be triggered, and the counterparty could request immediate collateralization of derivative instruments in net liability position above a certain threshold.  There were $1.5 million derivative instruments with credit-risk related contingent features for which the aggregate fair value was in a liability position on March 28, 2014.  As of March 28, 2014, no triggering event has occurred and thus we are not required to post collateral.  If the credit-risk-related contingent features underlying these agreements were triggered on March 28, 2014, we would not be required to post collateral to our counterparty because the collateralization threshold has not been met.

We had the following outstanding foreign currency forward as of March 28, 2014:

Foreign Currency Contracts Qualifying as Cash Flow Hedges:	Notional Amount
Euro		€198.4	million
British pound		£13.1	million
Japanese yen	JPY	926.2	million
Costa Rican colon	CRC	12,414.1	million
Philippine peso	PHP	19.1	million
Chilean peso	CLP	8,015.1	million
Polish Zloty	PLN	7.0	million
Korean Won	KRW	39,828.0	million

The following table reflects the fair values of derivative instruments, all of which are designated as Level 2 of the fair value hierarchy, as of March 28, 2014 and December 27, 2013 (U.S. dollars in millions):

Derivatives Designated as Hedging Instruments (1)
	Foreign exchange contracts
Balance Sheet Location:	March 28, 2014	December 27, 2013
Asset derivatives:
Prepaid expenses and other current assets	$1.2	$2.8
Total asset derivatives	$1.2	$2.8

Liability derivatives:
Accounts payable and accrued expenses	$5.6	$5.3
Other noncurrent liabilities	0.5	0.8
Total liability derivatives	$6.1	$6.1

(1) See Note 15, "Fair Value Measurements", for fair value disclosures.
(2) We expect that $4.4 million and $0.5 million of the net fair value of hedges recognized as a net loss in AOCI will be transferred to earnings during the next 12 months and last nine months of 2015, respectively, along with the effect of the related forecasted transaction.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

14.  Derivative Financial Instruments (continued)

The following table reflects the effect of derivative instruments on the Consolidated Statements of Income for the quarters ended March 28, 2014 and March 29, 2013, respectively (U.S. dollars in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Quarter ended			Quarter ended
	March 28, 2014	March 29, 2013		March 28, 2014	March 29, 2013
Foreign exchange contracts	$0.8	$20.0	Net sales	$(0.6)	$(2.2)
Foreign exchange contracts	(2.6)	3.7	Cost of products sold	0.8	0.6
Bunker fuel swap agreements (1)	—	0.2	Cost of products sold	—	—
Total	$(1.8)	$23.9		$0.2	$(1.6)

(1) The bunker fuel swap agreements had an ineffective portion of $0.1 million for the quarter ended March 29, 2013. There were no bunker fuel swap agreements for the quarter ended March 28, 2014.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

15.  Fair Value Measurements (continued)

The following table provides a summary of the fair values of assets and liabilities measured on a recurring basis under the ASC on “Fair Value Measurements and Disclosures” (U.S. dollars in millions):

Fair Value Measurements
Foreign currency forward contracts, net liability
	March 28, 2014	December 27, 2013
Quoted Prices in Active Markets for Identical Assets (Level 1)	$—	$—
Significant Observable Inputs (Level 2)	(4.9)	(3.3)
Significant Unobservable Inputs (Level 3)	—	—

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

Capital lease obligations: The carrying value of our capital lease obligations reported in the Consolidated Balance Sheets approximates their fair value based on current interest rates, which contain an element of default risk.  The fair value of our capital lease obligations is estimated using Level 2 inputs based on quoted prices for those or similar instruments.
Refer to Note 9, “Long-Term Debt and Capital Lease Obligations”.

Long-term debt: The carrying value of our long-term debt reported in the Consolidated Balance Sheets approximates their fair value since they bear interest at variable rates or fixed rates which contain an element of default risk.  The fair value of our long-term debt is estimated using Level 2 inputs based on quoted prices for those or similar instruments.
Refer to Note 9, “Long-Term Debt and Capital Lease Obligations”.

Fair Value of Non-Financial Assets

The fair value of the banana reporting unit's goodwill and prepared food trademarks are sensitive to differences between the estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets.

We disclosed the sensitivities related to the banana reporting unit's goodwill and prepared food trademarks in our annual financial statements included in our Annual Report on Form 10-K for the year ended December 27, 2013.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

16.  Accumulated Other Comprehensive Income (Loss)

The following table includes the changes in accumulated other comprehensive income (loss) by component under the ASC on “Comprehensive Income” (U.S. dollars in millions):

	Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)
	Quarter ended March 28, 2014
	Changes in Fair Value of Effective Cash Flow Hedges	Foreign Currency Translation Adjustment		Retirement Benefit Adjustment	Changes in Fair Value of Available for Sale Securities	Total

Balance at December 27, 2013	$(3.1)	$12.0		$(12.3)	$—	$(3.4)
Other comprehensive income (loss)
before reclassifications	(1.6)	(0.5)	(2)	0.2	—	(1.9)
Amounts reclassified from accumulated
other comprehensive income (loss)	(0.2)	—		0.3	—	0.1
Net current period other comprehensive
income (loss)	(1.8)	(0.5)		0.5	—	(1.8)
Balance at March 28, 2014	$(4.9)	$11.5		$(11.8)	$—	$(5.2)

	Quarter ended March 28, 2013

Balance at December 28, 2012	$(13.4)	$10.6		$(24.8)	$2.7	$(24.9)
Other comprehensive income (loss)
before reclassifications	22.3	(9.5)	(2)	(0.6)	(0.4)	11.8
Amounts reclassified from accumulated
other comprehensive income (loss)	1.6	—		0.5	(2.3)	(0.2)
Net current period other comprehensive
income (loss)	23.9	(9.5)		(0.1)	(2.7)	11.6
Balance at March 29, 2013	10.5	1.1		(24.9)	—	(13.3)

(1) All amounts are net of tax and noncontrolling interest.
(2) Includes loss of $(0.6) million and a gain of $0.5 million on intra-entity foreign currency transactions that are of a long-term-investment nature for the quarters ended March 28, 2014 and March 29, 2013, respectively, and also includes $(0.1) million and $0.3 million of noncontrolling interests, respectively.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

16.  Accumulated Other Comprehensive Income (Loss) (continued)

The following table includes details about amounts reclassified from accumulated other comprehensive income (loss) by component
(U.S. dollars in millions):

Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss) March 28, 2014	Amount reclassified from accumulated other comprehensive income (loss) March 29, 2013
Changes in fair value of effective cash flow hedges:
Foreign currency cash flow hedges	$0.6	$2.2	Sales
Foreign currency cash flow hedges	(0.8)	(0.6)	Cost of Sales
Total	$(0.2)	$1.6

Amortization of retirement benefits:
Actuarial losses	$0.1	$0.1	SG&A expenses
Actuarial losses	0.2	0.4	Cost of Sales
Total	$0.3	$0.5

Changes in fair value of available for sale securities:
Gain on available for sale securities	$—	$(2.3)	Other expense (income), net
Total	$—	$(2.3)

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

17.  Shareholders’ Equity

Our shareholders have authorized 50,000,000 preferred shares at $0.01 par value, of which none are issued or outstanding. Our shareholders have authorized 200,000,000 ordinary shares of common stock at $0.01 par value, of which 55,658,594 are issued and outstanding at March 28, 2014.

Ordinary share activity for the quarters ended March 28, 2014 and March 29, 2013 is summarized as follows:

	Quarter ended
	March 28, 2014	March 29, 2013
Ordinary shares issued (retired) as a result of:
Stock option exercises	117,034	589,018
Restricted stock grants	26,117	26,201
Restricted stock units	61,606	—
Ordinary shares repurchase and retirement	(764,600)	(1,038,209)

On July 31, 2009, our Board of Directors approved a three-year stock repurchase program of up to $150 million of our ordinary shares, which expired on July 31, 2012. On May 5, 2010, our Board of Directors approved an additional three-year stock repurchase program of up to $150 million of our ordinary shares, which expired on May 5, 2013. On May 1, 2013, our Board of Directors approved a three-year stock repurchase program of up to $300 million of our ordinary shares. We have repurchased $286.0 million, or 12,029,985 ordinary shares, under the aforementioned repurchase programs and retired all the repurchased shares. We have a maximum dollar amount value of $238.2 million of shares that may yet be purchased under the May 1, 2013 stock repurchase program.

Dividend activity for the quarters ended March 28, 2014 and March 29, 2013 is summarized as follows:

Quarter ended		Quarter ended
March 28, 2014		March 29, 2013
Dividend Declared Date	Cash Dividend Declared, per Ordinary Share	Dividend Declared Date	Cash Dividend Declared, per Ordinary Share
March 28, 2014	$0.125	March 29, 2013	$0.125

We paid $7.1 million in dividends for the quarter ended March 28, 2014 and $7.2 million in dividends for the quarter ended March 29, 2013.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $39.9 million for the first quarter of 2014 as compared with $7.6 million for the first quarter of 2013, an increase of $32.3 million.  The increase in cash provided by operating activities was principally attributable to higher net income combined with a lower seasonal increase in finished goods inventory and inventory in-transit.

Working capital was $662.9 million at March 28, 2014 compared with $633.0 million at December 27, 2013, an increase of $29.9 million. This increase in working capital is primarily due to higher trade accounts receivables, partially offset by higher accounts payable and accrued expenses, principally as a result of increases in net sales.

Net cash used in investing activities for the first quarter of 2014 was $50.3 million compared with $24.5 million for the first quarter of 2013. Net cash used in investing activities for the first quarter of 2014 consisted of capital expenditures of $50.7 million, partially offset by proceeds from sales of property, plant and equipment of $0.4 million. Capital expenditures for the first quarter of 2014 included the purchase of approximately 2,600 acres of farmland in Florida for $16.0 million for expansion of our tomato operations and for expansion of distribution and manufacturing facilities in North America related to the other fresh produce and banana segments. Also, included in capital expenditure during the first quarter of 2014 were improvements and expansion of production facilities in Costa Rica, Guatemala, Chile and the Philippines related to the banana and other fresh produce segments and expansion and improvements of our production facilities in Kenya and Jordan and distribution facilities in Saudi Arabia related to the prepared food and banana segments. Proceeds from sale of property, plant and equipment for the first quarter of 2014 consisted primarily of the sale of surplus equipment.

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

Net cash provided by financing activities for the first quarter of 2014 was $6.3 million compared with net cash provided by financing activities of $1.7 million for the first quarter of 2013. Net cash used in financing activities for the first quarter of 2014 consisted of net borrowings on long-term debt of $30.5 million and proceeds from stock options exercised of $2.8 million, partially offset by contributions to noncontrolling interests, net of $0.1 million, dividends paid of $7.1 million and $19.8 million of repurchase of our ordinary shares.

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

At March 28, 2014, we had $280.6 million outstanding under the Credit Facility bearing interest at a per annum rate of 1.41%.  In addition, we pay a fee on unused commitments.

The Credit Facility is unsecured as long as we meet a certain leverage ratio and also requires us to comply with certain financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers. As of March 28, 2014, we were in compliance with all of the financial and other covenants contained in the Credit Facility.

At March 28, 2014, we had $212.5 million available under committed working capital facilities, primarily under the Credit Facility. At March 28, 2014, we applied $20.5 million to the letter of credit facility, comprised of certain contingent obligations and other governmental agencies and purchases of equipment guarantees and other trade related letters of credit.  We also had $12.5 million in other letters of credit and bank guarantees not included in the letter of credit facility.

As of March 28, 2014, we had $285.1 million of long-term debt and capital lease obligations, including the current portion, consisting of $280.6 million outstanding under the Credit Facility, $1.3 million of capital lease obligations and $3.2 million of other long-term debt and notes payable.

Based on our operating plan, combined with our borrowing capacity under our Credit Facility, we believe we will have sufficient resources to meet our cash obligations in the foreseeable future.

As of March 28, 2014, we had cash and cash equivalents of $38.6 million.

As a result of the closure of distribution centers in the United Kingdom and the previously announced closure of our Hawaii pineapple operations, we paid approximately $1.4 million in contractual obligations and termination benefits during the first quarter of 2014. We expect to make additional payments of approximately $2.9 million principally related to the closure of certain facilities in the United Kingdom and Germany.

The fair value of our foreign currency cash flow hedges changed from a net liability of $3.3 million as of December 27, 2013, to a net liability of $4.9 million as of March 28, 2014. We expect that a net loss of $4.4 million during the next 12 months and $0.5 million during the last nine months of 2015 will be transferred to earnings, along with the earnings effect of the related forecasted transactions.

Results of Operations

The following tables present for each of the periods indicated (i) net sale by geographic region and (ii) net sales and gross profit by product category, and in each case, the percentage of the total represented thereby (U.S. dollars in millions, except percent data):

Net sales by geographic region:

	Quarter ended
	March 28, 2014		March 29, 2013
North America	$546.6	56%	$516.4	56%
Europe	184.4	19%	182.0	20%
Middle East	129.7	13%	107.9	12%
Asia	98.3	10%	95.4	10%
Other	23.3	2%	17.1	2%
Total	$982.3	100%	$918.8	100%

Product net sales and gross profit:

	Quarter ended
	March 28, 2014				March 29, 2013
	Net Sales		Gross Profit		Net Sales		Gross Profit
Banana	$436.9	45%	$31.0	29%	$406.0	44%	$30.5	31%
Other fresh produce	454.3	46%	64.5	61%	433.7	47%	59.3	60%
Prepared food	91.1	9%	11.2	10%	79.1	9%	8.8	9%
Totals	$982.3	100%	$106.7	100%	$918.8	100%	$98.6	100%

First Quarter 2014 Compared with First Quarter 2013

Net Sales. Net sales for the first quarter of 2014 were $982.3 million compared with $918.8 million for the first quarter of 2013. The increase in net sales of $63.5 million was principally attributable to higher net sales in all of our segments.

•
Net sales of bananas increased by $30.9 million principally due to higher sales volumes and per unit sales prices in the Middle East, higher sales volumes in North America and higher per unit sales prices in Europe. Worldwide banana sales volume increased 6%.

◦
Middle East banana net sales increased principally due to higher sales volumes from Central America and the Philippines primarily expansion into new markets in the region combined with higher per unit sales prices as a result of lower industry supplies.

◦	North America banana net sales increased due to higher sales volume primarily as a result of higher customer demand, partially offset by slightly lower per unit sales price.

◦
Europe banana net sales increased primarily due to higher per unit sale price principally as a result of favorable exchange rates and improved market conditions, partially offset be a slight reduction in sales volume.

•
Net sales in the other fresh produce segment increased $20.6 million principally as a result of higher net sales of pineapples, non-tropical fruit and non-produce operations, partially offset by lower net sales of fresh-cut products.

◦
Net sales of pineapples increased principally due to higher sales volumes in North America and Europe primarily a result of increased production from Costa Rica, partially offset by lower per unit sales prices. Worldwide sales volume increased 16%.

◦
Net sales of non-tropical fruit increased principally due to higher sales volumes and per unit sales prices of avocados in North America as a result of increased consumer demand and increased supplies sourced from the U.S. and Latin

America. Also contributing to the increase in net sales were higher sales volumes of grapes in Asia and South America and higher sales volumes of apples in the Middle East. Partially offsetting these increases in net sales were lower sales volumes of stonefruit as a result of reduced shipments from Chile due to unfavorable growing conditions.

◦	Net sales of non-produce operations increased primarily as a result of restored plant capacity in our Chilean plastic operations.

◦
Net sales of fresh-cut products decreased principally due to lower sales volume in Europe that resulted from the loss of business in our fresh-cut fruit operation in the United Kingdom. Partially offsetting these decreases in net sales were higher sales volumes in the Middle East and Asia as a result of increased customer demand.

•
Net sales in the prepared food segment increased $12.0 million principally due to higher sales volumes of poultry products in Jordan and higher sales volumes of canned pineapples in Europe primarily a result of higher production.

Cost of Products Sold.  Cost of products sold was $875.6 million for the first quarter of 2014 compared with $820.2 million for the first quarter of 2013, an increase of $55.4 million.  This increase was primarily attributable to higher sales volume and higher fruit cost which resulted from higher procurement costs.

Gross Profit. Gross profit was $106.7 million for the first quarter of 2014 compared with $98.6 million for the first quarter of 2013, an increase of $8.1 million.  This increase was primarily attributable to higher gross profit in all segments.

•	Gross profit in the other fresh produce segment increased $5.2 million principally due to higher gross profit on melons, partially offset by lower gross profit on fresh-cut products.

◦	Gross profit on melons increased due to higher per unit selling prices in North America as a result of lower industry-wide volumes during the off-shore melon season.

◦	Gross profit on fresh-cut products decreased principally due lower sales volumes that resulted from the loss of business in our fresh-cut fruit operations in the United Kingdom.

•	Gross profit in the prepared food segment increased by $2.4 million principally as a result of lower production cost and increased sales volumes in our Jordanian poultry operations.

•
Gross profit in the banana segment increased $0.5 million primarily due to higher per unit sales prices in Europe and per unit sales prices and sales volumes in the Middle East. Partially offsetting these increases were higher fruit procurement costs combined with higher distribution costs and lower selling prices in North America. Worldwide banana per unit sales prices increased 2%, and per unit cost increased 2%.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $1.6 million from $45.3 million in the first quarter of 2013 to $43.7 million for the first quarter of 2014. The decrease was principally due to lower corporate legal expenses and lower executive compensation expenses, partially offset by higher administrative and selling expenses in the Middle East.

Gain on Disposal of Property, Plant and Equipment. The gain on disposal of property, plant and equipment of $0.1 million during the first quarter of 2014 and $0.3 million during the first quarter of 2013 were principally due to the sale of surplus equipment.

Asset Impairment and Other Charges (Credits), Net. Asset impairment and other charges (credits), net, were a credit of $2.1 million during the first quarter of 2014 as compared with an expense of $0.1 million during the first quarter of 2013. During the first quarter of 2014, we recorded a credit of $2.9 million as a result of a favorable settlement of litigation related to the Kunia environmental remediation site in Hawaii in the other fresh produce segment, a charge of $0.4 million for severance expense as a result of our decision to change to an independent distributor for our prepared food business segment in Germany, $0.3 million for asset impairment related to a web domain and $0.1 million in severance as a result of discontinued export operations in our banana segment in Brazil. During the first quarter of 2013, we recorded $0.1 million related to other costs in Hawaii related to the other fresh produce segment.

Operating Income.  Operating income for the first quarter of 2014 increased by $11.7 million from $53.5 million in the first quarter of 2013 to $65.2 million for the first quarter of 2014. This increase was due to higher gross profit, a net credit in asset impairment and other charges (credits) and lower selling, general and administrative expenses, partially offset by lower gains on disposal of property, plant and equipment.

Interest Expense.  Interest expense increased by $0.2 million during the first quarter of 2014 as compared with the first quarter of 2013 principally as a result of higher average loan balances, partially offset by slightly lower interest rates.

Other Income (Expense), Net.  Other income (expense), net was income of $0.7 million for the first quarter of 2014 compared to expense of $(1.6) million for the first quarter of 2013. The change in other income (expense), net of $2.3 million was principally attributable to foreign exchange losses partially offset by a gain on the sale of equity securities during the first quarter of 2013 as compared with foreign exchange gains during the first quarter of 2014.

Provision for Income Taxes. Provision for income taxes was $6.0 million for the first quarter of 2014 compared to $9.5 million for the first quarter of 2013. The decrease in the provision for income taxes of $3.5 million is primarily due to a $2.9 million benefit resulting from a successful appeal to reinstate net operating losses in a foreign jurisdiction, partially offset by higher earnings in certain taxable jurisdictions. The tax provision for the first quarter of 2013 includes approximately $3.1 million of expense primarily related to the settlement of a tax audit in a foreign jurisdiction.

Fair Value Measurements

Potential impairment exists if the fair value of a reporting unit to which goodwill has been allocated is less than the carrying value of the reporting unit. The amount of the impairment to recognize, if any, is calculated as the amount by which the carrying value of goodwill exceeds its implied value. Future changes in the estimates used to conduct the impairment review, including revenue projection, market values and changes in the discount rate used, could cause the analysis to indicate that our goodwill is impaired in subsequent periods and result in a write-off of a portion or all of goodwill. The discount rate used is based on independently calculated risks, our capital mix and an estimated market risk premium. The fair value of the banana reporting unit's goodwill and prepared food reporting unit's trademarks is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets. If the banana reporting unit is unable to meet our current margin expectation, the banana reporting unit goodwill may be at risk for future impairment. If we are unable to recover from challenging economic conditions in Europe and we fail to meet our current expectations, the prepared food reporting unit's trademarks may be at risk for future impairment.   We disclosed the sensitivities related to the banana reporting unit's goodwill and prepared food reporting unit’s trademarks in our annual financial statements included in our Annual Report on Form 10-K for the year ended December 27, 2013.

Seasonality

Interim results are subject to significant variations and may not be indicative of the results of operations that may be expected for the entire 2014 fiscal year.  See the information under the caption “Seasonality” provided in Item 1. Business, of our Annual Report on Form 10-K for the year ended December 27, 2013.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K for the year ended December 27, 2013.

Item 4.        Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 28, 2014. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the quarter ended March 28, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

See Note 10, “Commitments and Contingencies”, to the Consolidated Financial Statements, Part I, Item 1 included herein.

Item 1A.        Risk Factors

There have been no material changes in the risk factors from the information provided in Item 1A. Risk Factors of our annual report on Form 10-K for the year ended December 27, 2013.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our purchases of ordinary shares during the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
December 28, 2013 through January 31, 2014	36,000	$26.48	36,000	$257,045,911
February 1, 2014 through February 28, 2014	669,700	$25.88	669,700	$239,716,042
March 1, 2014 through March 28, 2014	58,900	$26.52	58,900	$238,170,082
Total	764,600	$25.93	764,600	$238,170,082

(1)	In the quarter ended March 28, 2014, we repurchased and retired 764,600 of our ordinary shares.

(2)	On May 1, 2013, our Board of Directors approved a three-year stock repurchase program of up to $300 million of our ordinary shares.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 6.        Exhibits

31.1*	Certification of Chief Executive Officer filed pursuant to 17 CFR 240.13a-14(a).

31.2*	Certification of Chief Financial Officer filed pursuant to 17 CFR 240.13a-14(a).

32*	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 17 CFR 240.13a-14(b) and 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
_____________________

*	Filed herewith

**
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 28, 2014 and December 27, 2013, (ii) Consolidated Statements of Income for the quarters ended March 28, 2014 and March 29, 2013, (iii) Consolidated Statements of Comprehensive Income for the quarters ended March 28, 2014 and March 29, 2013, (iv) Consolidated Statement of Cash Flows for the quarters ended March 28, 2014 and March 29, 2013 and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fresh Del Monte Produce Inc.

Date:	April 29, 2014	By:	/s/ Hani El-Naffy
Hani El-Naffy
President & Chief Operating Officer

		By:	/s/ Richard Contreras
Richard Contreras
Senior Vice President & Chief Financial Officer