Form 10-Q
period 2014-06-27
FRESH DEL MONTE PRODUCE INC
filed 2014-07-29
CIK 1047340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
———————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 18, 2014, there were 55,491,960 ordinary shares of Fresh Del Monte Produce Inc. issued and outstanding.

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

PART I: FINANCIAL INFORMATION

Item 1.        Financial Statements

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)
(U.S. dollars in millions, except share and per share data)

	June 27, 2014	December 27, 2013
Assets
Current assets:
Cash and cash equivalents	$47.5	$42.5
Trade accounts receivable, net of allowance of $9.0 and $8.3, respectively	402.3	338.8
Other accounts receivable, net of allowance of $5.9 and $6.1, respectively	61.0	59.3
Inventories, net	463.9	533.1
Deferred income taxes	11.8	10.8
Prepaid expenses and other current assets	37.6	31.1
Total current assets	1,024.1	1,015.6

Investments in and advances to unconsolidated companies	2.1	2.1
Property, plant and equipment, net	1,147.8	1,101.2
Deferred income taxes	54.5	52.4
Other noncurrent assets	85.4	86.5
Goodwill	331.5	331.4
Total assets	$2,645.4	$2,589.2
Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued expenses	$382.2	$356.0
Current portion of long-term debt and capital lease obligations	1.7	2.8
Deferred income taxes	15.7	15.7
Income taxes and other taxes payable	16.0	8.1
Total current liabilities	415.6	382.6

Long-term debt and capital lease obligations	180.3	248.6
Retirement benefits	79.2	80.4
Other noncurrent liabilities	50.8	47.2
Deferred income taxes	77.6	79.2
Total liabilities	803.5	838.0
Commitments and contingencies
Shareholders' equity:
Preferred shares, $0.01 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.01 par value; 200,000,000 shares authorized; 55,481,349 and 56,218,437 issued and outstanding, respectively	0.6	0.6
Paid-in capital	533.1	530.1
Retained earnings	1,269.6	1,185.8
Accumulated other comprehensive loss	(1.0)	(3.4)
Total Fresh Del Monte Produce Inc. shareholders' equity	1,802.3	1,713.1
Noncontrolling interests	39.6	38.1
Total shareholders' equity	1,841.9	1,751.2
Total liabilities and shareholders' equity	$2,645.4	$2,589.2

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(U.S. dollars in millions, except share and per share data)

	Quarter ended		Six months ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Net sales	$1,131.3	$1,023.9	$2,113.6	$1,942.7
Cost of products sold	1,009.8	918.0	1,885.4	1,738.2
Gross profit	121.5	105.9	228.2	204.5
Selling, general and administrative expenses	44.3	43.0	88.0	88.3
Gain on disposal of property, plant and equipment	0.1	0.2	0.2	0.5
Asset impairment and other charges (credits), net	2.0	11.9	(0.1)	12.0
Operating income	75.3	51.2	140.5	104.7
Interest expense	1.2	0.7	2.2	1.5
Interest income	0.3	—	0.3	0.2
Other expense (income), net	3.6	(17.5)	2.9	(15.9)
Income before income taxes	70.8	68.0	135.7	119.3
Provision for income taxes	5.4	6.0	11.4	15.5
Net income	$65.4	$62.0	$124.3	$103.8
Less: Net income attributable to noncontrolling interests	1.1	—	1.4	0.7
Net income attributable to Fresh Del Monte Produce Inc.	$64.3	$62.0	$122.9	$103.1
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Basic	$1.15	$1.10	$2.19	$1.81
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Diluted	$1.15	$1.10	$2.18	$1.80
Dividends declared per ordinary share	$0.125	$0.125	$0.250	$0.250
Weighted average number of ordinary shares:
Basic	55,719,554	56,236,088	56,100,702	56,914,299
Diluted	56,078,575	56,580,815	56,443,057	57,290,793

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(U.S. dollars in millions)

	Quarter ended		Six months ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Net income	$65.4	$62.0	$124.3	$103.8
Other comprehensive income:
Net unrealized (loss) gain on derivatives	1.4	(2.9)	(0.4)	21.0
Net unrealized foreign currency translation gain (loss)	2.9	(2.9)	2.3	(12.1)
Change in available-for-sale investments	—	—	—	(2.7)
Net change in retirement benefit adjustment, net of tax	0.4	0.3	0.7	0.2
Comprehensive income	$70.1	$56.5	$126.9	$110.2
Less: comprehensive (loss) income attributable to noncontrolling interests	1.6	(1.2)	1.6	(0.2)
Comprehensive income attributable to Fresh Del Monte Produce Inc.	$68.5	$57.7	$125.3	$110.4

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(U.S. dollars in millions)

	Six months ended
	June 27, 2014	June 28, 2013
Operating activities:
Net income	$124.3	$103.8
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	36.1	34.7
Amortization of debt issuance costs	0.2	0.2
Stock-based compensation expense	5.5	5.1
Asset impairment, net	0.3	11.4
Change in uncertain tax positions	0.2	2.6
Gain on sale of securities	—	(2.3)
Gain on sales of property, plant and equipment	(0.2)	(0.5)
Equity in (income) loss of unconsolidated companies	—	(0.1)
Deferred income taxes	(5.6)	0.1
Foreign currency translation adjustment	2.4	(4.1)
Changes in operating assets and liabilities:
Receivables	(65.5)	(61.4)
Inventories	62.8	11.4
Prepaid expenses and other current assets	(8.4)	(7.1)
Accounts payable and accrued expenses	41.5	28.3
Other noncurrent assets and liabilities	(0.8)	3.4
Net cash provided by operating activities	192.8	125.5
Investing activities:
Capital expenditures	(81.9)	(57.3)
Proceeds from sales of property, plant and equipment	0.8	1.3
Proceeds from sale of securities available-for-sale	—	7.8
Net cash used in investing activities	(81.1)	(48.2)
Financing activities:
Proceeds from long-term debt	254.3	305.7
Payments on long-term debt	(325.1)	(310.3)
Contributions from noncontrolling interests, net	5.0	3.6
Proceeds from stock options exercised	7.7	19.6
Dividends paid	(14.2)	(14.3)
Repurchase of shares	(35.2)	(92.2)
Net cash used in financing activities	(107.5)	(87.9)
Effect of exchange rate changes on cash	0.8	1.5
Net increase (decrease) in cash and cash equivalents	5.0	(9.1)
Cash and cash equivalents, beginning	42.5	39.9
Cash and cash equivalents, ending	$47.5	$30.8
Supplemental cash flow information:
Cash paid for interest	$2.0	$1.4
Cash paid for income taxes	$6.2	$11.6
Non-cash financing and investing activities:
Purchase of assets under capital lease obligations	$0.8	$0.6
Retirement of ordinary shares	$35.9	$92.2

 See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  General

Reference in this report to Fresh Del Monte, “we”, “our”, “us” and the “Company” refer to Fresh Del Monte Produce Inc. and its subsidiaries, unless the context indicates otherwise.

We were incorporated under the laws of the Cayman Islands in 1996 and are engaged primarily in the worldwide production, transportation and marketing of fresh produce. We source our products, which include bananas, pineapples, melons and non-tropical fruit (including grapes, apples, pears, peaches, plums, nectarines, avocados, citrus and kiwis) and tomatoes, primarily from Central America, South America, Africa and the Philippines. We also source products from North America and Europe and distribute our products in North America, Europe, Asia, South America, Africa and the Middle East. Our products are sourced from our Company-owned farms, through joint venture arrangements and through supply contracts with independent growers. We have the exclusive right to use the DEL MONTE® brand for fresh fruit, fresh vegetables and other fresh and fresh-cut produce and certain other specified products on a royalty-free basis under a worldwide, perpetual license from Del Monte Corporation, an unaffiliated company that owns the DEL MONTE® trademark. We are also a producer, marketer and distributor of prepared fruits and vegetables, juices and snacks and we hold a perpetual, royalty-free license to use the DEL MONTE® brand for prepared foods throughout Europe, Africa, the Middle East and countries formerly part of the Soviet Union. Del Monte Corporation and several other unaffiliated companies manufacture, distribute and sell under the DEL MONTE® brand canned or processed fruit, vegetables and other produce, as well as dried fruit, snacks and other products in certain geographic regions.

The accompanying unaudited Consolidated Financial Statements for the quarter and six months ended June 27, 2014 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for fair presentation have been included. Operating results for the quarter ended June 27, 2014 are subject to significant seasonal variations and are not necessarily indicative of the results that may be expected for the year ending December 26, 2014. For further information, refer to the Consolidated Financial Statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 27, 2013.

We are required to evaluate events occurring after June 27, 2014 for recognition and disclosure in the Consolidated Financial Statements for the quarter and six months ended June 27, 2014. Events are evaluated based on whether they represent information existing as of June 27, 2014, which require recognition in the Consolidated Financial Statements, or new events occurring after June 27, 2014, which do not require recognition but require disclosure if the event is significant to the Consolidated Financial Statements. We evaluated events occurring subsequent to June 27, 2014 through the date of issuance of these Consolidated Financial Statements.

2.  Recently Issued Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update ("ASU") related to stock compensation. The new standard requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The amendments in this ASU will be effective for us beginning the first interim period during 2016 and can be applied either prospectively or retrospectively to all awards outstanding as of the beginning of the earliest annual period presented as an adjustment to opening retained earnings. Early adoption is permitted. We are evaluating the impact of adoption of this ASU on our financial condition, results of operations or cash flows.

In May 2014, the FASB issued an ASU in the form of a comprehensive new revenue recognition standard that will supersede existing revenue guidance. The ASU's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The amendments in this ASU will be effective for us beginning the first day of our 2017 fiscal year. Early adoption is not permitted. We are evaluating the impact of adoption of this ASU on our financial condition, results of operations or cash flows.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

2.  Recently Issued Accounting Pronouncements (continued)

In April 2014, the FASB issued an ASU that changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The amendments in this ASU should be applied prospectively and are effective for us for the 2015 annual and interim periods. Early adoption is permitted for disposals that have not been reported in financial statements previously issued. We are evaluating the impact of adoption of this ASU on our financial condition, results of operations or cash flows.

3.  Asset Impairment and Other Charges (Credits), Net

The following represents a summary of asset impairment and other charges (credits), net recorded during the quarters and six months ended June 27, 2014 and June 28, 2013 (U.S. dollars in millions):

	Quarter ended			Six months ended
	June 27, 2014			June 27, 2014
	Long-lived and other asset impairment (credits)	Exit activity and other charges	Total	Long-lived and other asset impairment (credits)	Exit activity and other charges (credits)	Total
Banana segment:
Brazil termination of employee benefits due to decision to discontinue banana exports	$—	$1.0	$1.0	$—	$1.1	$1.1
United Kingdom contract termination on leased facility	—	0.7	0.7	—	0.7	0.7
Other fresh produce segment:
Hawaii favorable settlement of litigation	—	—	—	—	(2.9)	(2.9)
Intangible asset write-off	—	—	—	0.3	—	0.3
United Kingdom termination of employee benefits due to restructuring	$—	$0.1	0.1	$—	$0.1	0.1
Prepared food segment:
Germany termination of employee benefits due to restructuring	—	0.2	0.2	—	0.6	0.6
Total asset impairment and other charges (credits), net	$—	$2.0	$2.0	$0.3	$(0.4)	$(0.1)

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

3.  Asset Impairment and Other Charges (Credits), Net (continued)

	Quarter ended			Six months ended
	June 28, 2013			June 28, 2013
	Long-lived and other asset impairment	Exit activity and other charges	Total	Long-lived and other asset impairment	Exit activity and other charges (credits)	Total
Banana segment:
Germany under-utilized distribution center	$—	$0.9	$0.9	$—	$0.9	$0.9
Costa Rica underperforming assets	4.0	—	4.0	4.0	—	4.0
Other fresh produce segment:
Brazil previously announced decision to discontinue pineapple and melon operations	7.1	—	7.1	7.1	—	7.1
Central America melon program rationalization	0.3	—	0.3	0.3	—	0.3
Reversal of previously accrued exit activity charges in Hawaii	—	(0.4)	(0.4)	—	(0.3)	(0.3)
Total asset impairment and other charges, net	$11.4	$0.5	$11.9	$11.4	$0.6	$12.0

Exit Activity and Other Reserves

The following is a rollforward of 2014 exit activity and other reserves (U.S. dollars in millions):

	Exit activity and other reserve balance at December 27, 2013	Impact to Earnings	Cash Paid	Foreign Exchange Impact	Exit activity and other reserve balance at June 27, 2014
Termination benefits	$1.0	$1.8	$(1.9)	$—	$0.9
Contract termination and other exit activity charges	2.8	0.7	(0.7)	—	2.8
	$3.8	$2.5	$(2.6)	$—	$3.7

Included in the exit activity and other reserve balance at June 27, 2014 are contract termination costs related to the underutilized facilities of $2.4 million in the United Kingdom and $0.4 million in Germany both in the banana segment; $0.5 million in termination benefits in Brazil also in the banana segment and $0.4 million in termination benefits in Germany in the prepared food segment. We do not expect additional charges related to the exit and other activities mentioned above that would significantly impact our results of operations or financial condition.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

4.  Noncontrolling Interests

The following table reconciles shareholders’ equity attributable to noncontrolling interests (U.S. dollars in millions):

	Six months ended
	June 27, 2014	June 28, 2013
Noncontrolling interests, beginning	$38.1	$35.7
Net income attributable to the noncontrolling interests	1.4	0.7
Translation adjustments	0.4	(0.8)
Retirement benefit adjustment	(0.2)	—
Capital contributions (to) from	(0.1)	3.6
Noncontrolling interests, ending	$39.6	$39.2

5.  Variable Interest Entities

One of our Del Monte Gold® Extra Sweet pineapple producers meets the definition of a Variable Interest Entity ("VIE") pursuant to the Accounting Standards Codification ("ASC") guidance on “Consolidation” and is consolidated. Our variable interest in this entity includes an equity investment and certain debt guarantees. All of this entity’s pineapple production is sold to us. Based on the criteria of this ASC, as amended, we are the primary beneficiary of this entity’s expected residual returns or losses in excess of our ownership interest. Although we are the primary beneficiary, the VIE’s creditors do not have recourse against us. At June 27, 2014, the VIE had total assets of $44.6 million and total liabilities of $9.8 million. The VIE had long-term debt of $3.8 million, which is collateralized by its property, plant and equipment and further guaranteed by a $2.2 million standby letter of credit issued by us. As of June 27, 2014, the VIE is current on its long-term debt. There are no other restrictions on the assets of the VIE.

We have provided funding for capital investments in the VIE in proportion to our voting interest. In the future, we may provide additional funding for capital investments to the VIE.

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

The following table details financing receivables including the related allowance for doubtful accounts (U.S. dollars in millions):

	June 27, 2014		December 27, 2013
	Short-term	Long-term	Short-term	Long-term
Gross advances to independent growers	$25.5	$0.9	$28.9	$3.4
Allowance for advances to independent growers	(3.9)	—	(3.3)	—
Net advances to independent growers	$21.6	$0.9	$25.6	$3.4

The current and noncurrent portions of the financing receivables included above are classified in the Consolidated Balance Sheets in other accounts receivable and other noncurrent assets, respectively.

The following table details the credit risk profile of the above listed financing receivables (U.S. dollars in millions):

	Current Status	Past Due Status	Total
Gross advances to independent growers:
June 27, 2014	$22.5	$3.9	$26.4
December 27, 2013	29.0	3.3	32.3

The allowance for doubtful accounts and the related financing receivables for the quarters and six months ended June 27, 2014 and June 28, 2013 were as follows (U.S. dollars in millions):

	Quarter ended		Six months ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Allowance for advances to independent growers:
Balance, beginning of period	$3.3	$3.8	$3.3	$3.4
Provision for uncollectible amounts	0.6	0.1	0.6	0.5
Balance, end of period	$3.9	$3.9	$3.9	$3.9

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

	Quarter ended		Six months ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Stock-based compensation expense	$2.3	$2.2	$5.5	$5.1

Proceeds of $7.7 million and $19.6 million were received from the exercise of stock options for the six months ended June 27, 2014 and June 28, 2013, respectively.

On April 30, 2014, our shareholders approved and ratified the 2014 Omnibus Share Incentive Plan (the “2014 Plan”). The 2014 Plan allows the Company to grant equity-based compensation awards, including stock options, restricted stock awards and restricted stock units ("RSUs"). Under the 2014 Plan, the Board of Directors is authorized to award up to 3,000,000 ordinary shares. The 2014 Plan replaces and supersedes the 2011 Omnibus Share Incentive Plan, the 2010 Non-Employee Directors Equity Plan, and the Amended and Restated 1999 Share Incentive Plan, collectively referred to as Prior Plans.

Stock Option Awards

Under the 2014 Plan and Prior Plans, 20% of the options usually vest immediately, and the remaining options vest in equal installments over the next four years. Options under the 2014 Plan and Prior Plans may be exercised over a period not in excess of 10 years from the date of the grant. Prior Plan provisions are still applicable to outstanding options and awards under those plans.

We disclosed the significant terms of the Prior Plans in our annual financial statements included in our Annual Report on Form 10-K for the year ended December 27, 2013.

The following table lists the various stock option grants from our 2014 Plan and Prior Plans for the six months ended June 27, 2014 and June 28, 2013:

Stock Option Grant	Number of Options Granted	Exercise Price	Fair Value
April 30, 2014 - Chairman and Chief Executive Officer	161,000	$28.89	$6.26	(1)
February 20, 2013 - Chairman and Chief Executive Officer	161,000	26.52	8.38	(2)
(1) Options granted under the 2014 Plan
(2) Options granted under Prior Plans

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

Restricted Stock Awards

A share of “restricted stock” is one of our ordinary shares that has restrictions on transferability until certain vesting conditions are met. We disclosed the significant terms of the Prior Plans in our annual financial statements included in our Annual Report on Form 10-K for the year ended December 27, 2013. No restricted stock has been issued under the 2014 Plan.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

7.  Stock-Based Compensation (continued)

For restricted stock awards under Prior Plans, 50% of each award of our restricted stock granted vested on the date it was granted. The remaining 50% of each award vested upon the six-month anniversary of the date on which the recipient ceases to serve as a member of our Board of Directors. Restricted stock awarded during the quarters and six months ended June 27, 2014 and June 28, 2013 allows directors to retain all of their awards once they cease to serve as a member of our Board of Directors and is considered a nonsubstantive service condition in accordance with the guidance provided by the ASC on “Compensation – Stock Compensation”.  Accordingly, it is appropriate to recognize compensation cost immediately for restricted stock awards granted to non-management members of the Board of Directors.

The following table lists the various restricted stock awards and related compensation expense under Prior Plans for the quarters and six months ended June 27, 2014 and June 28, 2013 (U.S. dollars in millions except share and per share data):

Date of Award	Shares of Restricted Stock Awarded	Price Per Share	Compensation Expense
January 2, 2014	26,117	$28.15	$0.7
January 2, 2013	26,201	26.72	0.7

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

RSUs are eligible to earn Dividend Equivalent Units ("DEUs") equal to the cash dividend paid to ordinary shareholders. DEUs are subject to the same performance and service conditions as the underlying RSUs and are forfeitable. On March 28, 2014 and May 30, 2014, we awarded 2,014 and 1,893 DEUs with a grant date price of $27.12 and $28.97 per share, respectively.

We expense the fair market value of RSUs, as determined on the date of grant, ratably over the three year vesting period provided the performance condition is probable of attaining.

The following table lists the compensation expense related to RSUs for the quarters and six months ended June 27, 2014 and June 28, 2013 (U.S. dollars in millions).

	Quarter ended		Six months ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
RSUs compensation expense	$1.0	$0.7	$2.0	$1.1

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

8.  Inventories

Inventories consisted of the following (U.S. dollars in millions):

	June 27, 2014	December 27, 2013
Finished goods	$172.2	$215.7
Raw materials and packaging supplies	152.3	156.5
Growing crops	139.4	160.9
Total inventories	$463.9	$533.1

9.  Long-Term Debt and Capital Lease Obligations

The following is a summary of long-term debt and capital lease obligations (U.S. dollars in millions):

	June 27, 2014	December 27, 2013
Senior unsecured revolving credit facility (see Credit Facility below)	$177.0	$247.7
Various other notes payable	3.7	3.0
Capital lease obligations	1.3	0.7
Total long-term debt and capital lease obligations	182.0	251.4
Less: Current portion	(1.7)	(2.8)
Long-term debt and capital lease obligations	$180.3	$248.6

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

The following is a summary of the material terms of the Credit Facility and other working capital facilities at June 27, 2014 (U.S. dollars in millions):

	Term	Maturity Date	Interest Rate	Borrowing Limit	Available Borrowings
Credit Facility	5 years	October 23, 2017	1.65%	$500.0	$305.6
Other working capital facilities	Varies	Varies	Varies	20.2	13.6
				$520.2	$319.2

The current margin for LIBOR advances is 1.50%. We intend to use funds borrowed under the Credit Facility from time to time for general corporate purposes, which may include the repayment, redemption or refinancing of the our existing indebtedness, working capital needs, capital expenditures, funding of possible acquisitions, possible share repurchases and satisfaction of other obligations.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

9.  Long-Term Debt and Capital Lease Obligations (continued)

The Credit Facility requires us to comply with financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers. As of June 27, 2014, we were in compliance with all of the covenants contained in the Credit Facility. The Credit Facility is unsecured as long as we maintain a certain leverage ratio and is guaranteed by certain of our subsidiaries. The Credit Facility permits borrowings under the revolving commitment with an interest rate determined based on our leverage ratio and spread over LIBOR. In addition, we pay a fee on unused commitments.

At June 27, 2014, we applied $17.4 million to the letter of credit facility, comprised of certain contingent obligations and other governmental agency guarantees combined with guarantees for purchases of raw materials and equipment and other trade related letters of credit. We also had $13.5 million in other letters of credit and bank guarantees not included in the letter of credit facility.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

10. Commitments and Contingencies (continued)

On May 31 and June 1, 2012, eight actions were filed against one of our subsidiaries in the United States District Court for the District of Delaware on behalf of approximately 3,000 plaintiffs alleging exposure to DBCP on or near banana farms in Costa Rica, Ecuador, Panama, and Guatemala. We and our subsidiaries have never owned, managed or otherwise been involved with any banana growing operations in Panama and were not involved with any banana growing operations in Ecuador during the period when DBCP was in use. The plaintiffs include claimants who had cases pending in the United States District Court for the Eastern District of Louisiana which were dismissed on September 17, 2012. On August 30, 2012, our subsidiary joined a motion to dismiss the claims of those plaintiffs on the grounds that they have first-filed claims pending in the United States District Court for the Eastern District of Louisiana. The motion was granted on March 29, 2013. On September 21, 2012, our subsidiary filed an answer with respect to the claims of those plaintiffs who had not already filed in Louisiana. On May 27, 2014, the court granted a motion made by a co-defendant and entered summary judgment against all plaintiffs based on the September 19, 2013 affirmance by the United States Court of Appeals for the Fifth Circuit of the dismissal of related cases by the United States District Court for the Eastern District of Louisiana. On July 7, 2014, our subsidiary joined in a motion for summary judgment as to all plaintiffs on the basis of the court’s May 27, 2014 ruling. That motion remains pending.

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

The European Commission did, however, find that Internationale Fruchtimport Gesellschaft Weichert & Co KG (“Weichert”), an entity in which one of our subsidiaries formerly held an indirect 80% noncontrolling interest, infringed EU competition rules and imposed upon it a €14.7 million ($20.1 million using exchange rates as of June 27, 2014) fine. The European Commission has asserted that we controlled Weichert during the period by virtue of our subsidiary’s former, indirect noncontrolling interest and has therefore held that we are jointly and severally liable for Weichert’s payment of the fine.

On December 31, 2008, we filed an appeal of this determination on grounds, among others, that Weichert did not violate EU competition rules and that, in any event, we cannot be held jointly and severally liable for Weichert’s acts under applicable EU law. On April 14, 2010, Weichert filed a statement of intervention in support of our appeal seeking annulment of the European Commission’s determination. A hearing was held on February 1, 2012 for oral argument on the appeal. On March 14, 2013, the ruling on the appeal was issued reducing the fine from €14.7 million to €8.8 million ($12.0 million using exchange rates as of June 27, 2014) but upholding the European Commission's decision holding us jointly and severally liable for Weichert's payment of the fine.

On May 24, 2013, we filed an appeal against this decision re-asserting that we cannot be held jointly and severally liable for Weichert's acts under EU law. On June 4, 2013, the European Commission filed an appeal challenging only an approximate €1.0 million ($1.4 million using exchange rates as of June 27, 2014) portion of the lower court's fine reduction and thereby seeking that the fine be set at €9.8 million ($13.4 million using exchange rates as of June 27, 2014) rather than €8.8 million. In its appeal, the European Commission also disputed the grounds upon which we based our appeal. We filed our response to the European Commission's appeal on July 1, 2013. The European Commission filed its response to our appeal on August 5, 2013. Weichert filed responses to our appeal and the European Commission’s appeal as well as a cross-appeal on August 8, 2013. We filed a reply to the European Commission’s response to our appeal on October 17, 2013.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

10. Commitments and Contingencies (continued)

Unpaid Wages Class Action Litigation

In December 2007, a class action complaint was filed against one of our subsidiaries for unpaid wages in an action styled Maria Delgado and Abdia Liberio, et al. v. Del Monte Fresh Produce N.A., Inc. in the Circuit Court of Multnomah County, Oregon. On October 5, 2009, a jury verdict was entered against our subsidiary. The court entered judgments in favor of plaintiffs consistent with the jury verdict. On January 2, 2014, the Oregon Court of Appeals affirmed the judgments. Our subsidiary appealed the Court of Appeals decision to the Oregon Supreme Court. On May 8, 2014, the Oregon Supreme Court denied our subsidiary’s petition for review. Our subsidiary appealed the Court of Appeals decision to the Oregon Supreme Court. On May 8, 2014, the Oregon Supreme Court denied our subsidiary’s petition for review. Our subsidiary will satisfy the judgments in accordance with the final order of the court, which remains pending.

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

The undiscounted estimates are between $14.8 million and $28.7 million. The undiscounted estimate on which our accrual is based totals $16.7 million and is discounted using a 3.0% rate. As of June 27, 2014, there is $15.2 million included in other noncurrent liabilities and $1.1 million included in accounts payable and accrued expenses in the Consolidated Balance Sheets for the Kunia Well Site clean-up, which we expect to expend in the next 12 months. We expect to expend approximately $1.0 million in cash per year for the following five years. Certain portions of the EPA’s estimates have been discounted using a 3.0% interest rate.

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

We intend to vigorously defend ourselves in all of the above matters, other than the unpaid wages class action litigation which is concluded.

11.  Earnings Per Share

Basic and diluted net income per ordinary share is calculated as follows (U.S. dollars in millions, except share and per share data):

	Quarter ended		Six months ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Numerator:
Net income attributable to Fresh Del Monte Produce Inc.	$64.3	$62.0	$122.9	$103.1

Denominator:
Weighted average number of ordinary shares - Basic	55,719,554	56,236,088	56,100,702	56,914,299
Effect of dilutive securities - Share based employee options and awards	359,021	344,727	342,355	376,494
Weighted average number of ordinary shares - Diluted	56,078,575	56,580,815	56,443,057	57,290,793

Net income per ordinary share attributable to
Fresh Del Monte Produce Inc.:
Basic	$1.15	$1.10	$2.19	$1.81
Diluted	$1.15	$1.10	$2.18	$1.80

Refer to Note 17, “Shareholders’ Equity”, for disclosures related to the stock repurchase program and retired shares.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

12.  Retirement and Other Employee Benefits

The following table sets forth the net periodic benefit costs of our pension plans and post-retirement plans (U.S. dollars in millions):

	Quarter ended		Six months ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Service cost	$1.4	$1.4	$2.7	$2.8
Interest cost	1.8	1.5	3.6	3.1
Expected return on assets	(1.1)	(0.8)	(2.3)	(1.7)
Amortization of net actuarial loss	0.3	0.5	0.6	1.0
Net periodic benefit costs	$2.4	$2.6	$4.6	$5.2

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

We evaluate performance based on several factors, of which net sales and gross profit by product are the primary financial measures (U.S. dollars in millions):

	Quarter ended
	June 27, 2014		June 28, 2013
	Net Sales	Gross Profit	Net Sales	Gross Profit
Banana	$505.1	$49.9	$457.0	$34.7
Other fresh produce	518.2	55.7	478.3	62.0
Prepared food	108.0	15.9	88.6	9.2
Totals	$1,131.3	$121.5	$1,023.9	$105.9

	Six months ended
	June 27, 2014		June 28, 2013
	Net Sales	Gross Profit	Net Sales	Gross Profit
Banana	$942.0	$80.9	$863.0	$65.2
Other fresh produce	972.5	120.3	912.0	121.3
Prepared food	199.1	27.0	167.7	18.0
Totals	$2,113.6	$228.2	$1,942.7	$204.5

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

Foreign Currency Hedges

We are exposed to fluctuations in currency exchange rates against the U.S. dollar on our results of operations and financial condition and we mitigate that exposure by entering into foreign currency forward contracts.  Certain of our subsidiaries periodically enter into foreign currency forward contracts in order to hedge portions of forecasted sales or cost of sales denominated in foreign currencies, which generally expire within one year. Our foreign currency hedges were entered into to hedge our 2014, 2015, and 2016 foreign currency exposure.

The foreign currency forward contracts qualifying as cash flow hedges were designated as single-purpose cash flow hedges of forecasted cash flows.  Based on our formal assessment of hedge effectiveness of our qualifying foreign currency forward contracts, we determined that the impact of hedge ineffectiveness was de minimis for the quarters ended June 27, 2014 and June 28, 2013.

Bunker Fuel Hedges

We are exposed to fluctuations in bunker fuel prices on our results of operations and financial condition and mitigate that exposure by entering into bunker fuel swap agreements, which permit us to lock in bunker fuel purchase prices.  We entered into bunker fuel swap agreements in order to hedge fuel costs incurred by our owned and chartered vessels throughout the six months ended June 28, 2013. We designated our bunker fuel swap agreements as cash flow hedges.  As of June 27, 2014, there were no outstanding bunker fuel hedges.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

14.  Derivative Financial Instruments (continued)

Certain of our derivative instruments contain provisions that require the current credit relationship between the Company and its counterparty to be maintained throughout the term of the derivative instruments.  If that credit relationship changes, certain provisions could be triggered, and the counterparty could request immediate collateralization of derivative instruments in net liability position above a certain threshold.  There were $2.5 million derivative instruments with credit-risk related contingent features for which the aggregate fair value was in a liability position on June 27, 2014 and no triggering event has occurred and thus we are not required to post collateral.

We had the following outstanding foreign currency forward as of June 27, 2014:

Foreign Currency Contracts Qualifying as Cash Flow Hedges:	Notional Amount
Euro		€213.3	million
British pound		£11.7	million
Japanese yen	JPY	1,726.5	million
Costa Rican colon	CRC	7,758.1	million
Philippine peso	PHP	14.0	million
Chilean peso	CLP	5,586.8	million
Polish Zloty	PLN	3.8	million
Korean Won	KRW	50,478.0	million

The following table reflects the fair values of derivative instruments, all of which are designated as Level 2 of the fair value hierarchy, as of June 27, 2014 and December 27, 2013 (U.S. dollars in millions):

Derivatives Designated as Hedging Instruments (1)
	Foreign exchange contracts
Balance Sheet Location:	June 27, 2014 (2)	December 27, 2013
Asset derivatives:
Prepaid expenses and other current assets	$1.2	$2.8
Other noncurrent assets	0.5	—
Total asset derivatives	$1.7	$2.8

Liability derivatives:
Accounts payable and accrued expenses	$4.7	$5.3
Other noncurrent liabilities	0.5	0.8
Total liability derivatives	$5.2	$6.1

(1) See Note 15, "Fair Value Measurements", for fair value disclosures.
(2) We expect that $3.5 million of net fair value of hedges will be recognized as a net loss in AOCI and transferred to earnings during the next 12 months, along with the earnings effect of the related forecasted transactions. The net fair value of hedges that are expected to settle during the last six months of 2015 and through the end of 2016 is zero.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

14.  Derivative Financial Instruments (continued)

The following table reflects the effect of derivative instruments on the Consolidated Statements of Income for the quarter and six months ended June 27, 2014 and June 28, 2013, respectively (U.S. dollars in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Quarter ended			Quarter ended
	June 27, 2014	June 28, 2013		June 27, 2014	June 28, 2013
Foreign exchange contracts	$2.4	$(1.9)	Net sales	$(1.5)	$(3.6)
Foreign exchange contracts	(1.0)	(0.1)	Cost of products sold	—	1.0
Bunker fuel swap agreements (1)	—	(0.9)	Bunker fuel swap agreements (1)	—	—
Total	$1.4	$(2.9)		$(1.5)	$(2.6)

	Six months ended			Six months ended
	June 27, 2014	June 28, 2013		June 27, 2014	June 28, 2013
Foreign exchange contracts	$3.2	$18.1	Net sales	$(2.1)	$(5.8)
Foreign exchange contracts	(3.6)	3.6	Cost of products sold	0.7	1.7
Bunker fuel swap agreements (1)	—	(0.7)	Bunker fuel swap agreements (1)	—	—
Total	$(0.4)	$21.0		$(1.4)	$(4.1)

(1) The bunker fuel swap agreements had an ineffective portion of $0.1 million for the quarter and six months ended June 28, 2013. There were no bunker fuel swap agreements for the quarter and six months ended June 27, 2014.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

15.  Fair Value Measurements (continued)

Derivative Instruments

We may choose to mitigate the risk of fluctuations in currency exchange rates and bunker fuel prices on our results of operations and financial condition by entering into foreign currency cash flow hedges and bunker fuel hedges, respectively.  We account for the fair value of the related forward contracts as either an asset in other current assets or a liability in accrued expenses.  We use an income approach to value our outstanding foreign currency and bunker fuel cash flow hedges.  An income approach consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contract using current market information as of the measurement date such as foreign currency and bunker fuel spot and forward rates.  Additionally, we built an element of default risk based on observable inputs into the fair value calculation. Due to the fact that inputs to fair value these derivative instruments can be observed and are classified as Level 2.

The following table provides a summary of the fair values of assets and liabilities measured on a recurring basis under the ASC on “Fair Value Measurements and Disclosures” (U.S. dollars in millions):

Fair Value Measurements
Foreign currency forward contracts, net liability
	June 27, 2014	December 27, 2013
Quoted Prices in Active Markets for Identical Assets (Level 1)	$—	$—
Significant Observable Inputs (Level 2)	(3.5)	(3.3)
Significant Unobservable Inputs (Level 3)	—	—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

15.  Fair Value Measurements (continued)

Fair Value of Non-Financial Assets

The following is a tabular presentation of the non-recurring fair value measurement along with the level within the fair value hierarchy in which the fair value measurement in its entirety falls (U.S. dollars in millions):

	Fair Value Measurements for the six months ended June 27, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
United Kingdom contract termination on leased facility	$1.2	$—	$—	$1.2
	$1.2	$—	$—	$1.2

During the second quarter of 2014, we recognized an additional charge of $0.7 million for a total contract termination obligation of $1.2 million related to lease payments that will continue to be incurred throughout the lease term beyond our cease-use date for an under-utilized distribution facility in the United Kingdom in the banana segment. We estimated the fair value of this obligation using an income based approach, whereby our cash flows were adjusted for a market premium risk. The fair value of the contract termination obligation is classified as Level 3 of the fair value hierarchy due to the mix of unobservable inputs utilized.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

16.  Accumulated Other Comprehensive Income (Loss)

The following table includes the changes in accumulated other comprehensive income (loss) attributable to Fresh Del Monte Produce Inc. by component under the ASC on “Comprehensive Income” (U.S. dollars in millions):

	Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)
	Six months ended June 27, 2014
	Changes in Fair Value of Effective Cash Flow Hedges	Foreign Currency Translation Adjustment		Retirement Benefit Adjustment		Total

Balance at December 27, 2013	$(3.1)	$12.0		$(12.3)		$(3.4)
Other comprehensive income (loss)
before reclassifications	(1.8)	1.9	(2)	0.3	(3)	0.4
Amounts reclassified from accumulated
other comprehensive income	1.4	—		0.6		2.0
Net current period other comprehensive
income (loss)	(0.4)	1.9		0.9		2.4
Balance at June 27, 2014	$(3.5)	$13.9		$(11.4)		$(1.0)

(1) All amounts are net of tax and noncontrolling interest.
(2) Includes a loss of $0.3 million on intra-entity foreign currency transactions that are of a long-term-investment nature for the six months ended June 27, 2014 and also includes $0.4 million of noncontrolling interests.
(3) Includes $0.2 million of noncontrolling interests related to Retirement Benefit adjustments for the six months ended June 27, 2014.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

16.  Accumulated Other Comprehensive Income (Loss) (continued)

The following table includes details about amounts reclassified from accumulated other comprehensive income (loss) by component
(U.S. dollars in millions):

	June 27, 2014		June 28, 2013
Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)				Affected line item in the statement where net income is present
	Quarter ended	Six months ended	Quarter ended	Six months ended
Changes in fair value of effective cash flow hedges:
Foreign currency cash flow hedges	$1.5	$2.1	$3.6	$5.8	Sales
Foreign currency cash flow hedges	—	(0.7)	(1.0)	(1.7)	Cost of Sales
Total	$1.5	$1.4	$2.6	$4.1

Amortization of retirement benefits:
Actuarial losses	$0.1	$0.2	$0.1	$0.2	Selling, general and administrative expenses
Actuarial losses	0.2	0.4	0.4	0.8	Cost of Sales
Total	$0.3	$0.6	$0.5	$1.0

Changes in fair value of available for sale securities:
Gain on available for sale securities	$—	$—	$—	$(2.3)	Other expense (income), net
Total	$—	$—	$—	$(2.3)

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

17.  Shareholders’ Equity

Our shareholders have authorized 50,000,000 preferred shares at $0.01 par value, of which none are issued or outstanding. Our shareholders have authorized 200,000,000 ordinary shares of common stock at $0.01 par value, of which 55,481,349 are issued and outstanding at June 27, 2014.

Ordinary share activity is summarized as follows:

	Six months ended
	June 27, 2014	June 28, 2013
Ordinary shares issued (retired) as a result of:
Stock option exercises	378,994	903,501
Restricted stock grants	26,117	26,201
Restricted stock units	170,572	—
Ordinary shares repurchase and retirement	(1,312,771)	(3,424,609)

On July 31, 2009, our Board of Directors approved a three-year stock repurchase program of up to $150 million of our ordinary shares, which expired on July 31, 2012. On May 5, 2010, our Board of Directors approved an additional three-year stock repurchase program of up to $150 million of our ordinary shares, which expired on May 5, 2013. On May 1, 2013, our Board of Directors approved a three-year stock repurchase program of up to $300 million of our ordinary shares. We have repurchased $302.1 million of ordinary shares, or 12,578,156 ordinary shares, under the aforementioned repurchase programs and retired all the repurchased shares. We have a maximum dollar amount value of $222.1 million of shares that may yet be purchased under the May 1, 2013 stock repurchase program.

Dividend activity is summarized as follows:

Six months ended		Six months ended
June 27, 2014		June 28, 2013
Dividend Declared Date	Cash Dividend Declared, per Ordinary Share	Dividend Declared Date	Cash Dividend Declared, per Ordinary Share
May 30, 2014	$0.125	May 31, 2013	$0.125
March 28, 2014	$0.125	March 29, 2013	$0.125

We paid $14.2 million in dividends for the six months ended June 27, 2014 and $14.3 million in dividends for the six months ended June 28, 2013.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $192.8 million for the first six months of 2014 as compared with $125.5 million for the first six months of 2013, an increase of $67.3 million.  The increase in cash provided by operating activities was principally attributable to higher net income combined with lower levels of prepared food and fresh produce inventory, principally a result of increased sales.

Working capital was $608.5 million at June 27, 2014 compared with $633.0 million at December 27, 2013, a decrease of $24.5 million. This decrease in working capital is primarily due to lower levels of inventory and higher accounts payable and accrued expenses, partially offset by higher accounts receivables, principally a result of increased sales.

Net cash used in investing activities for the first six months of 2014 was $81.1 million compared with $48.2 million for the first six months of 2013. Net cash used in investing activities for the first six months of 2014 consisted of capital expenditures of $81.9 million, partially offset by proceeds from sales of property, plant and equipment of $0.8 million. Capital expenditures for the first six months of 2014 included the purchase of approximately 2,600 acres of farmland in Florida for $16.0 million for expansion of our tomato operations and for expansion of growing manufacturing and distribution facilities in North America related to the other fresh produce and banana segments; improvements and expansion of production facilities in the Philippines, Costa Rica, Nicaragua, Guatemala and Chile related to the banana and other fresh produce segments; improvements of our production facilities in Kenya and Jordan related to the prepared food segment and for a new fresh-cut facility in Japan related to the other fresh produce segment. Proceeds from sale of property, plant and equipment for the first six months of 2014 consisted primarily of the sales of surplus equipment.

Net cash used in investing activities for the first six months of 2013 consisted of capital expenditures of $57.3 million, partially offset by proceeds from sale of property, plant and equipment of $1.3 million and proceeds from sale of securities available for sale of $7.8 million. Capital expenditures for the first six months of 2013 were primarily for expansion and improvements of production facilities in Costa Rica, Chile and the Philippines related to the other fresh produce and banana segments and expansion of our distribution facilities in North America primarily in the banana segment. Capital expenditures during the first six months of 2013 also included expansion and improvements of our production facilities in Kenya and distribution facilities in Saudi Arabia related to the prepared food and banana segments and for the acquisition of two pre-owned refrigerated vessels. Proceeds from sale of property, plant and equipment for the first six months of 2013 consisted primarily of the sales of surplus equipment. During the first six months of 2013, we sold $7.8 million of available-for-sale-securities that were acquired during 2012 and recognized a gain of $2.3 million.

Net cash used in financing activities for the first six months of 2014 was $107.5 million compared with net cash used in financing activities of $87.9 million for the first six months of 2013. Net cash used in financing activities for the first six months of 2014 consisted of net repayments on long-term debt of $70.8 million, dividends paid of $14.2 million and $35.2 million of repurchase of our ordinary shares, partially offset by contributions from noncontrolling interest, net of $5.0 million and proceeds from stock options exercised of $7.7 million.

Net cash used in financing activities for the first six months of 2013 consisted of net repayments on long-term debt of $4.6 million, dividends paid of $14.3 million and $92.2 million of repurchase of our ordinary shares, partially offset by contributions from noncontrolling interest, net of $3.6 million and proceeds from stock options exercised of $19.6 million.

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

At June 27, 2014, we had $177.0 million outstanding under the Credit Facility bearing interest at a per annum rate of 1.65%.  In addition, we pay an unused commitment fee.

The Credit Facility is unsecured as long as we meet a certain leverage ratio and also requires us to comply with certain financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers. As of June 27, 2014, we were in compliance with all of the financial and other covenants contained in the Credit Facility.

At June 27, 2014, we had $319.2 million available under committed working capital facilities, primarily under the Credit Facility. At June 27, 2014, we applied $17.4 million to the letter of credit facility, comprised of certain contingent obligations and other governmental agencies and purchases of equipment guarantees and other trade related letters of credit.  We also had $13.5 million in other letters of credit and bank guarantees not included in the letter of credit facility.

As of June 27, 2014, we had $182.0 million of long-term debt and capital lease obligations, including the current portion, consisting of $177.0 million outstanding under the Credit Facility, $1.3 million of capital lease obligations and $3.7 million of other long-term debt and notes payable.

Based on our operating plan, combined with our borrowing capacity under our Credit Facility, we believe we will have sufficient resources to meet our cash obligations in the foreseeable future.

As of June 27, 2014, we had cash and cash equivalents of $47.5 million.

As a result of the closure of distribution centers in the United Kingdom and the previously announced closure of our Hawaii pineapple operations, we paid approximately $2.6 million in contractual obligations and termination benefits during the first six months of 2014. We expect to make additional payments of approximately $3.7 million principally related to the closure of certain facilities in the United Kingdom and Germany and exit activities in Brazil.

The fair value of our foreign currency cash flow hedges changed from a net liability of $3.3 million as of December 27, 2013, to a net liability of $3.5 million as of June 27, 2014. We expect that a net loss of $3.5 million during the next 12 months will be transferred to earnings, along with the earnings effect of the related forecasted transactions. The net of our foreign currency cash flow hedges that are expected to settle during the last six months of 2015 and through the end of 2016 is zero.

Results of Operations

The following tables present for each of the periods indicated (i) net sale by geographic region and (ii) net sales and gross profit by product category, and in each case, the percentage of the total represented thereby (U.S. dollars in millions, except percent data):

Net sales by geographic region:

	Quarter ended				Six months ended
	June 27, 2014		June 28, 2013		June 27, 2014		June 28, 2013
North America	$592.4	52%	$540.5	53%	$1,139.0	54%	$1,056.9	54%
Europe	220.5	20%	204.1	20%	404.9	19%	386.1	20%
Middle East	162.9	14%	136.5	13%	292.6	14%	244.4	13%
Asia	136.5	12%	131.3	13%	234.8	11%	226.7	12%
Other	19.0	2%	11.5	1%	42.3	2%	28.6	1%
Total	$1,131.3	100%	$1,023.9	100%	$2,113.6	100%	$1,942.7	100%

Product net sales and gross profit:

	Quarter ended
	June 27, 2014				June 28, 2013
	Net Sales		Gross Profit		Net Sales		Gross Profit
Banana	$505.1	44%	$49.9	41%	$457.0	45%	$34.7	33%
Other fresh produce	518.2	46%	55.7	46%	478.3	46%	62.0	58%
Prepared food	108.0	10%	15.9	13%	88.6	9%	9.2	9%
Totals	$1,131.3	100%	$121.5	100%	$1,023.9	100%	$105.9	100%

	Six months ended
	June 27, 2014				June 28, 2013
	Net Sales		Gross Profit		Net Sales		Gross Profit
Banana	$942.0	45%	$80.9	35%	$863.0	44%	$65.2	32%
Other fresh produce	972.5	46%	120.3	53%	912.0	47%	121.3	59%
Prepared food	199.1	9%	27.0	12%	167.7	9%	18.0	9%
Totals	$2,113.6	100%	$228.2	100%	$1,942.7	100%	$204.5	100%

Second Quarter 2014 Compared with Second Quarter 2013

Net Sales. Net sales for the second quarter of 2014 were $1,131.3 million compared with $1,023.9 million for the second quarter of 2013. The increase in net sales of $107.4 million was principally attributable to higher net sales in all of our segments.

•
Net sales of bananas increased by $48.1 million principally due to higher sales volumes and per unit sales prices in Europe and the Middle East and higher sales volumes in North America and Asia. Worldwide sales volume increased 8%.

◦
Europe banana net sales increased due to higher per unit sales prices, principally as a result of favorable exchange rates and improved market conditions. Also, contributing to the increase were higher sales volumes.

◦
Middle East banana net sales increased principally due to higher sales volumes as a result of expansion into new markets in the region. Also, contributing to the increase were higher per unit sales prices as a result of lower industry supplies.

◦	North America banana net sales increased due to higher sales volume primarily as a result of higher customer demand, partially offset by a slight reduction in per unit sales price.

◦	Asia banana net sales increase principally as a result of increased production volume from company operated farms in the Philippines.

•
Net sales in the other fresh produce segment increased $39.9 million principally as a result of higher net sales of pineapples, tomatoes and melons, partially offset by lower net sales of fresh-cut products.

◦
Net sales of pineapples increased principally due to higher sales volumes in North America and Europe, primarily a result of increased production from Costa Rica, partially offset by lower per unit sales prices. Worldwide sales volume increased 31%.

◦	Net sales of tomatoes increased principally due to production volume from the first growing season of our new Florida operations.

◦	Net sales of melons increased principally due to higher sales volume in North America as a result of higher production from our Central America operations.

◦
Net sales of non-tropical fruit was relatively flat. Net sales of avocados in North America and apples in the Middle East were higher principally due to increased consumer demand and increased supplies. Offsetting these increases were lower sales of grapes and stonefruit as a result of reduced shipments from Chile due to unfavorable growing conditions.

◦
Net sales of fresh-cut products decreased principally due to lower sales volume in Europe that resulted from the loss of business in our fresh-cut fruit operation in the United Kingdom combined with lower sales volume in North America. Partially offsetting these decreases in net sales were higher sales volumes in the Middle East and Asia as a result of increased customer demand.

•
Net sales in the prepared food segment increased $19.4 million principally due to higher sales volumes of poultry products in Jordan resulting from improved production along with higher sales volumes of canned and industrial pineapple products in Europe primarily a result of reduced competition from Asia producers. Also, contributing to the increase in net sales was higher beverage sales volumes in the Middle East and Europe principally a result of an increased customer base.

Cost of Products Sold.  Cost of products sold was $1,009.8 million for the second quarter of 2014 compared with $918.0 million for the second quarter of 2013, an increase of $91.8 million.  This increase was primarily attributable to a 14% increase in sales volume, partially offset by lower per unit fruit cost, ocean freight and distribution costs.

Gross Profit. Gross profit was $121.5 million for the second quarter of 2014 compared with $105.9 million for the second quarter of 2013, an increase of $15.6 million.  This increase was primarily attributable to higher gross profit in the banana and prepared food segments, partially offset by lower gross profit in other fresh produce segment.

•
Gross profit in the banana segment increased $15.2 million primarily due to higher per unit sales prices and sales volumes in Europe and the Middle East. Also, contributing to the increase in gross profit were lower per unit distribution and ocean freight costs. Worldwide banana per unit sales prices increased 2%, and per unit cost were relatively flat.

•
Gross profit in the prepared food segment increased by $6.7 million principally as a result of lower production cost and increased sales volumes in our Jordanian poultry operations combined with higher gross profit in our industrial and canned pineapple products as a result of improved market conditions.

•	Gross profit in the other fresh produce segment decreased $6.3 million principally due to lower gross profit on tomatoes and fresh-cut products, partially offset by higher gross profit on pineapples.

◦	Gross profit on tomatoes decreased due to labor shortages during the first growing season in our new Florida tomato growing operations.

◦	Gross profit on fresh-cut products decreased principally due lower sales volumes and higher labor and distribution costs in our North America operations.

◦
Gross profit on pineapples increased principally due to higher sales volumes in North America and Europe as a result of higher production due to favorable growing conditions in our Costa Rica operations.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $1.3 million from $43.0 million in the second quarter of 2013 to $44.3 million for the second quarter of 2014. The increase was principally due to higher employee medical expenses.

Gain on Disposal of Property, Plant and Equipment. The gain on disposal of property, plant and equipment of $0.1 million during the second quarter of 2014 and $0.2 million during the second quarter of 2013 were principally due to the sale of surplus equipment.

Asset Impairment and Other Charges (Credits), Net. Asset impairment and other charges (credits), net, were $2.0 million during the second quarter of 2014 as compared with $11.9 million during the second quarter of 2013. During the second quarter of 2014, we recorded $1.0 million in severance expense as a result of discontinued export operations in our banana segment in Brazil; $0.7 million in contract termination charges related to an under-utilized distribution center in the United Kingdom related to the banana segment; $0.2 million in severance expense in Germany as a result of our decision to change to an independent distributor for our prepared food business segment in Germany and $0.1 million in severance expense related to an under-performing fresh-cut facility in the United Kingdom in the other fresh produce segment. During the second quarter of 2013, we recorded $7.1 million in asset impairment related to previously announced exit activities in Brazil in the other fresh produce segment; $4.0 million in asset impairment related to under-performing assets in Costa Rica in the banana segment; $0.9 million related to the closure of an under-utilized distribution center in Germany in the banana segment; $0.3 million in asset impairment and other charges related to the shut-down of a watermelon farm in Costa Rica in the other fresh produce segment and a credit of $0.4 million related to over-accrued exit activities costs in Hawaii in the other fresh produce segment.

Operating Income.  Operating income increased by $24.1 million from $51.2 million in the second quarter of 2013 to $75.3 million for the second quarter of 2014. This increase was due to higher gross profit, lower asset impairment and other charges, partially offset by higher selling, general and administrative expenses and lower gains on disposal of property, plant and equipment.

Interest Expense.  Interest expense increased by $0.5 million during the second quarter of 2014 as compared with the second quarter of 2013 as a result of higher average loan balances and higher interest rates.

Other Expense (Income), Net.  Other expense (income), net was an expense of $3.6 million for the second quarter of 2014 compared to income of $(17.5) million for the second quarter of 2013. The change in other expense (income), net of $21.1 million was principally attributable to foreign exchange losses incurred during the second quarter of 2014 as compared with foreign exchange gains and a gain of $16.6 million related to the favorable judgment awarded in litigation recorded during the second quarter of 2013.

Provision for Income Taxes. Provision for income taxes was $5.4 million for the second quarter of 2014 compared to $6.0 million for the second quarter of 2013. The decrease in the provision for income taxes of $0.6 million is primarily due to decreased earnings in certain higher tax jurisdictions during the second quarter of 2014.

First Six Months of 2014 Compared with First Six Months of 2013

Net Sales. Net sales for the first six months of 2014 were $2,113.6 million compared with $1,942.7 million for the first six months of 2013. The increase in net sales of $170.9 million was attributable to higher net sales in all of our segments.

•
Net sales of bananas increased by $79.0 million principally due to higher sales volume in the Middle East, Europe and North America, partially offset be lower sales volumes in Asia. Worldwide banana sales volume increased by 7%.

◦	Europe banana net sales increased primarily due to higher per unit sale prices, principally as a result of favorable exchange rates and improved market conditions combined with higher sales volumes.

◦
Middle East banana net sales increased principally due to higher sales volumes from Central America and the Philippines primarily due to expansion into new markets in the region combined with higher per unit sales prices as a result of lower industry supplies.

◦	North America banana net sales increased due to higher sales volume primarily as a result of higher customer demand, partially offset by a slight reduction in per unit sales price.

◦	Asia banana net sales increase principally as a result of increased production volume from company operated farms in the Philippines.

•
Net sales in the other fresh produce segment increased $60.5 million principally as a result of higher net sales of pineapples, tomatoes, non-tropical fruit and melons, partially offset by lower net sales of fresh-cut fruit.

◦
Net sales of pineapples increased principally due to higher sales volumes in North America and Europe as a result of increased production from Costa Rica, partially offset by lower per unit sales prices. Worldwide sales volume increased 24%.

◦	Net sales of tomatoes increased principally due to production volume from the first growing season of our new Florida operations.

◦
Net sales of non-tropical fruit increased principally due to higher sales volumes of avocados in North America and apples in the Middle East, primarily a result of increased customer demand. Partially offsetting the increases were lower sales of grapes and stonefruit as a result of reduced shipments from Chile due to unfavorable growing conditions.

◦
Net sales of fresh-cut products decreased principally due to lower sales volume in Europe that resulted from the loss of business in our fresh-cut fruit operation in the United Kingdom and lower sales volume in North America. Partially offsetting these decreases in net sales were higher sales volumes in the Middle East and Asia as a result of increased customer demand.

•
Net sales in the prepared food segment increased $31.4 million principally due to higher sales volumes of poultry products in Jordan resulting from improved production and higher sales volumes of canned and industrial pineapple products in Europe, primarily a result of reduced competition from Asia producers. Also, contributing to the increase in net sales were higher beverage sales in the Middle East and Europe due to expansion into new markets.

Cost of Products Sold. Cost of products sold was $1,885.4 million for the first six months of 2014 compared with $1,738.2 million for the first six months of 2013, an increase of $147.2 million. This increase in cost of products sold was primarily attributable to a 10% increase in sales volumes partially offset by lower per unit ocean freight and distribution costs.

Gross Profit. Gross profit was $228.2 million for the first six months of 2014 compared with $204.5 million for the first six months of 2013, an increase of $23.7 million. This increase was primarily attributable to higher gross profit in the banana and prepared food segments, partially offset by lower gross profit in the other fresh produce segment.

•
Gross profit in the banana segment increased $15.7 million primarily due to higher per unit sales prices and sales volumes in Europe and the Middle East, partially offset by lower gross profit in North America and Asia. Also, contributing to the increase in gross profit were favorable exchange rates in Europe combined with lower per unit distribution costs. Worldwide banana per unit sales prices increased 2% and per unit cost increased 1%.

•
Gross profit in the prepared food segment increased by $9.0 million principally as a result of lower production cost and increased sales volumes in our Jordanian poultry operations combined with higher gross profit in our industrial pineapple products as a result of improved market conditions.

•
Gross profit in the other fresh produce segment decreased $1.0 million principally due to lower gross profit on fresh-cut products and tomatoes, partially offset be higher gross profit on melons and pineapples.

◦
Gross profit on fresh-cut products decreased principally due lower sales volumes and higher labor and distribution costs in our North America operations combined with lower sales volume that resulted from the loss of business in our fresh-cut fruit operations in the United Kingdom.

◦	Gross profit on tomatoes decreased due to labor shortages during the first growing season in our new Florida tomato operations.

◦	Gross profit on melons increased principally due to higher per unit selling prices in North America as a result of lower industry-wide volumes during the offshore melon season.

◦	Gross profit on pineapples increased due to higher sales volumes in North America primarily as a result of higher production due to favorable growing conditions in our Costa Rica operations.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.3 million from $88.3 million for the first six months of 2013 to $88.0 million for the first six months of 2014. The decrease was principally due to lower marketing and promotional expenses.

Gain (loss) on Disposal of Property, Plant and Equipment. The gain on disposal of property, plant and equipment of $0.2 million during the first six months of 2014 and $0.5 million during the first six months of 2013 related principally to the sale of surplus equipment.

Asset Impairment and Other Charges (Credits), Net. Asset impairment and other charges (credits), net was a credit of $0.1 million during the first six months of 2014 as compared with expense of $12.0 million during the first six months of 2013.

Asset impairments and other charged (credits), net for the first six months of 2014 were:

•	A credit of $2.9 million primarily as a result of a favorable settlement of litigation related to the Kunia environmental remediation site in Hawaii in the other fresh produce segment;

•	$1.1 million in other charges related to severance benefits as a result of discontinued export operations in our banana segment in Brazil;

•	$0.7 million in contract termination charges related to an under-utilized distribution center in the United Kingdom related to the banana segment;

•	$0.6 million in other charges related to severance payments as a result of our decision to change to an independent distributor for our prepared food business segment in Germany;

•	$0.3 million in asset impairment related to a web domain in the other fresh produce segment and

•	$0.1 million in severance expense related to an under-performing fresh-cut facility in the United Kingdom in the other fresh produce segment.

Asset impairments and other charged (credits), net for the first six months of 2013 were:

•	$7.1 million in asset impairment related to the previously announced exit activity in Brazil in the other fresh produce segment;

•	4.0 million in asset impairment related to under-performing assets in Costa Rica in the banana segment;

•	$0.9 million related to the closure of an under-utilized distribution center in Germany in the banana segment;

•	$0.3 million in asset impairment and other charges related to the shutdown of a watermelon farm in Costa Rica in the other fresh produce segment and

•	a credit of $0.3 million related to over-accrued exit activity costs in Hawaii.

Operating Income. Operating income increased by $35.8 million from $104.7 million in the first six months of 2013 to $140.5 million for the first six months of 2014. The increase in operating income was due to higher gross profit and lower asset impairment and other charges.

Interest Expense. Interest expense increased by $0.7 million from $1.5 million for the first six months of 2013 to $2.2 million for the first six months of 2014 due to higher average loan balances and higher interest rates.

Other Expense (Income), Net. Other expense (income), net, was expense of $2.9 million for the first six months of 2014 as compared with income of $(15.9) million for the first six months of 2013. The change in other (income) expense, net of $18.8 million is principally attributable to a $16.6 million gain related to a favorable judgment awarded in litigation and a gain on sale of equity securities recorded during the first six months of 2013.

Provision for Income Taxes. Provision for income taxes was $11.4 million for the first six months of 2014 as compared with $15.5 million for the first six months of 2013. The tax provision for the first six months of 2014 includes approximately a $2.9 million benefit resulting from a successful appeal to reinstate net operating losses in a foreign jurisdiction. The tax provision for the first six months of 2013 includes approximately $3.1 million of tax expense primarily related to the settlement of a tax audit in a foreign jurisdiction.

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

Item 4.        Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 27, 2014. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the quarter ended June 27, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

See Note 10, “Commitments and Contingencies”, to the Consolidated Financial Statements, Part I, Item 1 included herein.

Item 1A.        Risk Factors

There have been no material changes in the risk factors from the information provided in Item 1A. Risk Factors of our annual report on Form 10-K for the year ended December 27, 2013.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our purchases of ordinary shares during the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
March 29, 2014 through April 30, 2014	92,765	$26.50	92,765	$235,711,955
May 1, 2014 through May 31, 2014	—	$—	—	$235,711,955
June 1, 2014 through June 27, 2014	455,406	$29.80	455,406	$222,140,916
Total	548,171	$28.56	548,171	$222,140,916

(1)	In the six months ended June 27, 2014, we repurchased and retired 548,171 of our ordinary shares.

(2)	On May 1, 2013, our Board of Directors approved a three-year stock repurchase program of up to $300 million of our ordinary shares.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 6.        Exhibits

31.1*	Certification of Chief Executive Officer filed pursuant to 17 CFR 240.13a-14(a).

31.2*	Certification of Chief Financial Officer filed pursuant to 17 CFR 240.13a-14(a).

32*	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 17 CFR 240.13a-14(b) and 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
_____________________

*	Filed herewith

**
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 27, 2014 and December 27, 2013, (ii) Consolidated Statements of Income for the quarters ended June 27, 2014 and June 28, 2013, (iii) Consolidated Statements of Comprehensive Income for the quarters ended June 27, 2014 and June 28, 2013, (iv) Consolidated Statement of Cash Flows for the quarters ended June 27, 2014 and June 28, 2013 and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fresh Del Monte Produce Inc.

Date:	July 29, 2014	By:	/s/ Hani El-Naffy
Hani El-Naffy
President & Chief Operating Officer

		By:	/s/ Richard Contreras
Richard Contreras
Senior Vice President & Chief Financial Officer