Form 10-K
period 2014-12-26
FRESH DEL MONTE PRODUCE INC
filed 2015-02-18
CIK 1047340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2014

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

 Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐ No   ☒

The aggregate market value of Ordinary Shares held by non-affiliates at June 27, 2014, the last business day of the registrant’s most recently completed second quarter, and was $1,089,216,544 based on the number of shares held by non-affiliates of the registrant and the reported closing price of Ordinary Shares on June 27, 2014 of $30.47.

As of February 6, 2015, there were 52,879,014 ordinary shares of Fresh Del Monte Produce Inc. issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the 2015 Annual General Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year are incorporated by reference in Part III of this report.

Forward-Looking Statements

     In this Annual Report (the “Report”), references to “$” and “dollars” are to United States dollars. References in this Report to "Fresh Del Monte", “we”, “our” and “us” refer to Fresh Del Monte Produce Inc. and its subsidiaries, unless the context indicates otherwise. Percentages and certain amounts contained herein have been rounded for ease of presentation. Any discrepancies in any table between totals and the sums of amounts listed are due to rounding. As used herein, references to the years ended 2012, 2013 and 2014 are to fiscal years ended December 28, 2012, December 27, 2013 and December 26, 2014, respectively.

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

History and Development of Fresh Del Monte

Our legal name is Fresh Del Monte Produce Inc., and our commercial name is Del Monte Fresh Produce. We are an exempted holding company, incorporated under the laws of the Cayman Islands on August 29, 1996. At December 26, 2014, the close of our most recent fiscal year, members of the Abu-Ghazaleh family directly owned approximately 35.3% of our outstanding Ordinary Shares.

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

In March 2014, we acquired approximately 2,600 acres of farmland in Florida for $16.0 million related to the other fresh produce segment for expansion of our tomato operations. This 2014 acquisition, together with the other tomato acquisition in Florida and Virginia that we made in 2013, provides us with year-round U.S. production capability and enables us to provide our customers with high-quality, locally grown tomatoes, further strengthening our competitive position in the produce industry.

In December 2014, we acquired two pineapple plantations in Costa Rica totaling approximately 1,370 acres consisting of agricultural production land, packing houses and farm equipment for $12.8 million. This acquisition expands our productive capacity of gold pineapples in Costa Rica by approximately 1.5 million boxes annually.

Our capital expenditures totaled $149.1 million in 2014. Approximately $75.8 million of our capital expenditures were related to the other fresh produce segment consisting principally of expansion of our tomato operations in the United States, a new fresh-cut fruit facility in Japan, and expansion and improvements to production facilities in Costa Rica, Chile, the Philippines and the Middle East. Approximately $48.2 million of our 2014 capital expenditures were related to the banana segment, consisting primarily of expansion of our production operations in the Philippines, improvements and expansion of our production operations in Central America, and distribution centers in North America and Europe. Approximately $21.1 million of our capital expenditures in 2014 was related to the prepared food segment, consisting principally of expansion and improvements to production facilities in Kenya, Costa Rica, Jordan and Greece. Also, included in our capital expenditures in 2014 was approximately $4.0 million for information technology systems.

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

The principal capital expenditures planned for 2015 consist primarily of the expansion and improvement of production facilities in Costa Rica, the Philippines, Kenya, Nicaragua, Mexico and Chile. In addition, we also plan capital expenditures for expansion and improvements of our distribution and fresh-cut facilities in North America, the Middle East and Asia and production facilities in the United Arab Emirates.

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

We have leading market positions in the following product categories. We believe we are:

•	the largest marketer of fresh pineapples worldwide;

•	the third-largest marketer of bananas worldwide;

•	a leading marketer of branded fresh-cut fruit in the United States, Japan, the United Kingdom, United Arab Emirates and Saudi Arabia;

•	a leading grower, re-packer and marketer of tomatoes in the United States;

•	a leading year-round marketer of branded grapes in the United States;

•	a leading marketer of branded non-tropical fruit in selected markets; and

•	a leading marketer for branded canned fruit and pineapple in the European Union (EU), other European markets, and the Middle East.

We source and distribute our fresh produce products globally. Our products are grown primarily in Central and South America, Africa and the Philippines. We also source products from North America and Europe. Our products are sourced from company-controlled farms and independent growers. At year end 2014, we transported our fresh produce to markets using our fleet of 15 owned and six chartered refrigerated vessels, and we operated four port facilities in the United States. We also operated 39 distribution centers, generally with cold storage and banana ripening facilities in our key markets worldwide, including the United States, Germany, Japan, South Korea, Hong Kong, France the United Arab Emirates and Saudi Arabia. We also operate 16 fresh-cut facilities in the United States, the United Kingdom, Japan, the United Arab Emirates and Saudi Arabia, some of which are located within our distribution centers. Through our vertically integrated network, we manage the transportation and distribution of our products in a continuous temperature-controlled environment. This enables us to preserve quality and freshness, and to optimize product shelf life, while ensuring timely and year-round distribution. Furthermore, our position as a volume producer and shipper of bananas allows us to lower our average per-box logistics cost and to provide regular deliveries of our premium fresh fruit to meet the increasing demand for year-round supply.

We market and distribute our products to retail stores, club stores, wholesalers, distributors and foodservice operators in more than 100 countries around the world. North America is our largest market, accounting for 54% of our net sales in 2014. Europe, the Middle East and Asia regions are our other major markets, accounting for 19%, 14% and 11% of our net sales in 2014, respectively. Our distribution centers and fresh-cut facilities address the growing demand from supermarket chains, club stores, foodservice providers, mass merchandisers and independent grocers to provide value-added services, including the preparation of fresh-cut produce, ripening, customized sorting and packing, just-in-time and direct-store-delivery and in-store merchandising and promotional support. Large national chains are increasingly choosing fewer suppliers who can serve all of their needs on a national basis. We believe that there is a significant opportunity for a company like ours with a full fresh and fresh-cut produce line, a well-recognized brand, a consistent supply of quality produce and a national distribution network to become the preferred supplier to these large retail and convenience store chains, and foodservice customers. We believe that we are uniquely positioned as a preferred supplier, and our goal is to expand this status by increasing our leading position in fresh-cut produce, expanding our banana and pineapple business and diversifying our other fresh produce selections.  We are a multinational company offering a variety of fresh produce in all major markets along with fresh-cut produce in selected markets and a prepared food product line that includes prepared fruit and vegetables, juices, beverages and snacks in Europe, Africa, the Middle East and countries formerly part of the Soviet Union.

Our strategy is a combination of maximizing revenues from our existing infrastructure, entering new markets and strict cost control initiatives. We plan to continue to capitalize on the growing global demand for fresh produce and expand our reach into existing and new markets. We expect sales growth of fresh produce in key markets by increasing our sales volume and per unit sales prices as permitted by market conditions. Our strategy includes increasing volumes from existing production and distribution facilities in order to improve operating efficiencies and reduce per unit costs. We plan additional investments in production facilities in order to expand our product offering in established markets and continue with our recent expansion in growth markets, such as the Middle East, Africa and countries formerly part of the Soviet Union. We also plan additional investments in our North America and Asia distribution and fresh-cut fruit facilities to support our planned growth in these markets.

Products Sourcing and Production

Our products are grown and sourced primarily in Central and South America, Africa and the Philippines. We also source products from North America and Europe. In 2014, 46% of the fresh produce we sold was grown on company-controlled farms and the remaining 54% was acquired primarily through supply contracts with independent growers. Costa Rica is our most significant sourcing location representing approximately 34% of our total sales volume of fresh produce products and where 40% of our property, plant and equipment was located in 2014.
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

The following table indicates our net sales by product for the last three years:

	Year ended
	December 26, 2014		December 27, 2013		December 28, 2012
	(U.S. dollars in millions)
Net sales by product category:
Banana	$1,804.7	46%	$1,692.2	46%	$1,544.6	45%
Other fresh produce:
Gold pineapples	577.2	15%	509.7	14%	512.8	15%
Fresh-cut produce	381.1	10%	408.3	11%	391.0	11%
Non-tropical fruit	413.9	10%	394.5	11%	332.1	10%
Melons	126.8	3%	115.6	3%	113.8	3%
Tomatoes	109.9	3%	82.4	2%	72.7	2%
Vegetables	52.2	1%	55.3	1%	54.6	2%
Other fruit, products and services	83.6	2%	72.7	2%	67.8	2%
Total other fresh produce	1,744.7	44%	1,638.5	44%	1,544.8	45%
Prepared food	378.1	10%	353.0	10%	331.8	10%
Total	$3,927.5	100%	$3,683.7	100%	$3,421.2	100%

 See Note 22, “Business Segment Data”, to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data for further information.

Bananas

Bananas are the leading internationally traded fresh fruit in terms of volume and dollar sales and one of the best-selling fresh fruit in the United States.  Based on the latest available data by the FAO, Europe and North America are the world’s largest banana markets and Asia is the third largest market. Bananas are a key produce department product due to its high turnover and the premium margins obtained by retailers.

Bananas have a relatively short growing cycle and are grown in tropical locations with humid climates and heavy rainfall, such as Central and South America, the Caribbean, the Philippines and Africa. Bananas are grown throughout the year in these locations, although demand and prices fluctuate based on the relative supply of bananas and the availability of seasonal and alternative fruit.

We believe that we are the world’s third-largest marketer of bananas, based on internally generated data.  Our banana sales in North America, Europe, Asia and the Middle East accounted for approximately 49%, 21%, 17% and 11% of our net sales of bananas in 2014, respectively. We produced approximately 37% of the banana volume we sold in 2014 on company-controlled farms, and we purchased the remainder from independent growers.

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

We produce bananas on company-controlled farms in Costa Rica, Guatemala, Brazil and the Philippines and we purchase bananas from independent growers in Costa Rica, Ecuador, Colombia, Guatemala, Cameroon and the Philippines.  Although our supply contracts are primarily long-term, we also make purchases in the spot market, primarily in Ecuador. In Ecuador and Costa Rica, there are minimum export prices for the sale of bananas, which are established and reviewed on a periodic basis by the respective governments.

Due in part to limitations in the Philippines on foreign ownership of land, we purchase the majority of bananas in the Philippines through long-term contracts with independent growers. Approximately 78% of our Philippine-sourced bananas are supplied by one grower, representing 14% of the Philippines banana industry volume in 2014.  In the Philippines, we have leased approximately 3,900 hectares of land where we have planted approximately 2,500 hectares of bananas for the Asia and the Middle East markets.

Gold Pineapples

 Pineapples are grown in tropical and sub-tropical locations, including the Philippines, Costa Rica, Hawaii, Thailand, Malaysia, Brazil, Indonesia and various countries in Africa. In contrast to bananas, pineapples have a long growing cycle of 18 months, and require re-cultivation after one to two harvests. Pineapple growing requires a higher level of capital investment, as well as greater agricultural expertise as compared with growing bananas.

The premium pineapples, such as our Del Monte Gold® Extra Sweet pineapple, which has an enhanced taste, golden shell color, bright yellow flesh and higher vitamin C content, has replaced the Champaka and other traditional pineapple varieties in popularity and demand and has led to increased competition.

We believe that we are the number one marketer of fresh pineapples worldwide, based on internally generated data.   Pineapple sales in North America, Europe, Asia and the Middle East accounted for 62%, 20%, 13% and 5%, respectively, of our net sales of pineapples in 2014.  From 1996 to 2014, our volume of the Del Monte Gold® Extra Sweet pineapple increased from 2.5 million boxes to 32.4 million boxes. Based on the latest available FAO data, for the 10-year period from 2001 to 2011, the volume of pineapple sales in Europe, North America, Asia and the Middle East increased by 159%, 150% and 88% and 1,069%, respectively. We believe that a substantial portion of this growth is due to our introduction of the Del Monte Gold® Extra Sweet pineapple. As a result of our continued expansion of existing pineapple operations, we expect to continue to increase the sales volume of our extra sweet pineapples in the near future with extra sweet pineapples grown in Costa Rica and the Philippines.

 The principal production and procurement areas for our gold pineapples are Costa Rica and the Philippines. Given the complexity of pineapple cultivation relative to our bananas, a higher percentage of the fresh pineapples we sell (81% by volume in 2014) is produced on company-controlled farms.

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

We believe that the fresh-cut produce market continues to be one of the fastest-growing categories in the fresh produce segment, largely due to consumer trends favoring healthy and conveniently packaged ready-to-eat foods. We established a platform in this industry through acquisitions and by building upon our existing fresh-cut pineapple business. We believe that our experience in this market coupled with our sourcing and logistics capabilities and the DEL MONTE® brand have enabled us to achieve a leading position in this highly fragmented market. Based on the latest supermarket scan data as supplied by an independent market syndicated data provider for 2014, we believe that we are the market leader in branded fresh-cut fruit in the United States and the leading supplier of fresh-cut fruit to the convenience and club store channels. Our fresh-cut fruit products include Del Monte Gold® Extra Sweet pineapples, melons, grapes, citrus, apples, mangos, kiwis and other fruit items. The fruit we use in our fresh-cut operations are sourced within our integrated system of company-controlled farms and from GAP-certified (good agricultural practices) independent growers. We also offer fresh-cut vegetables for prepared salads. We purchase our vegetables for these purposes from GAP-certified independent growers principally in the United States, Europe and in the Middle East. Our purchase contracts for both fruit and vegetables are typically short-term and vary by produce item. Our fresh-cut products are sold in the United States, the United Kingdom, the Middle East and Japan.

Non-Tropical Fruit

Non-tropical fruit includes grapes, apples, pears, peaches, plums, nectarines, cherries, avocados, citrus and kiwis. Generally, non-tropical fruit grows on trees, bushes or vines that shed their leaves seasonally. Approximately 31% of our non-tropical fruit net sales are from grapes. Fresh grapes are a favorite quick, easy and healthy snack among consumers young and old. In addition to their taste, a growing body of research on fresh grapes suggests that grapes may offer significant health benefits as well.  Fresh grapes are a well-known fruit worldwide, fitting into almost any lifestyle. For 2013, The Packer, an industry publication, reported that nearly 30% of consumers said that they used fresh grapes as a healthy snack during the past 12 months, and that grapes remained a top performer for food retailers, generating approximately 5.7% of a retailers' total produce sales. Based on the United States Department of Agriculture (“USDA”), Economic Research Service, the per capita consumption of fresh grapes during the 2013-2014 season was approximately 7.8 pounds. Fresh grapes are also processed for the production of wine, raisins, juices and canned products. The higher production cost and higher product value of fresh grapes result from more intensive production practices than are required for grapes grown for processing. While California supplies the majority of total grape volume, imports have made fresh grapes available year-round in the United States, with shipments mostly from Chile.  Most U.S. production is marketed from May to October.  Chilean grapes dominate the market from December to April.

Approximately 31% of our non-tropical fruit net sales are from the sale of avocados.  According to the latest published statistics from the USDA, for the 10-year period from 2004 to 2014, avocado imports to the United States increased by 190%.  Per capita consumption of avocados in the United Sates also increased significantly in the last 10 years.  According to the Economic Research Service of the USDA, per capita consumption of avocados reached approximately 5.9 pounds during the 2013-2014 season, resulting in approximately 1.9 billion pounds of avocados being consumed in the United States.

We sell a variety of non-tropical fruit, including all of the types referred to above.  In 2014, non-tropical fruit sales in North America, Europe, the Middle East, Asia and South America accounted for approximately 54%, 4%, 26%, 10% and 6%, respectively, of our total net sales of non-tropical fruit. We obtain our supply of non-tropical fruit from company-owned farms in Chile and from independent growers principally in Chile, the United States and Mexico.  In Chile, we purchase non-tropical fruit from independent growers and also produce a variety of non-tropical fruit on approximately 5,800 acres of company-owned or leased land. Our avocados are sourced principally from Mexico.  In Mexico, we have our own sourcing operations, ensuring a consistent supply of high-quality avocados during the growing season. Purchase contracts for non-tropical fruit are typically made on an annual basis.

Melons

According to the latest available FAO data, for the 10-year period from 2001 to 2011, the volume of imports of cantaloupes and other melons increased in Europe, North America, Asia and the Middle East by 47%, 3%, 44% and 90% respectively. Based on USDA Economic Research Service, during 2013, total per capita consumption of melons in the United States reached approximately 25.9 pounds, of which 8.3 pounds were cantaloupes. Melons are one of the highest volume fresh produce items, and this category includes many varieties, such as cantaloupe, honeydew, specialty melons and watermelon. During the summer and fall growing seasons in the United States, Canada and Europe, demand is met in large part by local suppliers of unbranded or regionally branded melons. By contrast, in North America and Europe, imports significantly increase, and melons generally command premium pricing from November to May. Melons are grown in temperate and tropical locations and have a relatively short growing cycle.

We sell a variety of melons including cantaloupe, honeydew, watermelon and specialty melons. Cantaloupes represented approximately 73% of our melon sales volume in 2014. We are a significant producer and distributor of melons from November to May in North America by sourcing melons from our company-controlled farms and independent growers in Central America, where production generally occurs during this period.  Melons sold in North America and Europe from November to May generally command a higher price due to fewer operators and the lack of availability of alternative fruit. Melon sales in North America accounted for 98% of our net sales of melons in 2014. Based on volume, we produced 92% of the melons we sold in 2014 on company-controlled farms and purchased the remainder from independent growers.

We are able to provide our customers in North America with a year-round supply of melons from diverse sources. For example, we supply the North America market during its summer season with melons from Arizona, California and the East Coast of the United States. In Arizona, we have our own melon growing operation on approximately 3,000 acres of leased land.

We have devoted significant research and development efforts towards maintaining our expertise in melons, especially cantaloupes. Melon crop yields are highly sensitive to weather conditions and are adversely affected by high levels of rain during the growing period of the fruit. We have developed specialized melon growing technology that we believe has reduced our exposure to the risk of unfavorable weather conditions and significantly increased our yields.

Tomatoes

The United States is the second largest producer of tomatoes in the world, behind China.  Mexico and Canada are also important suppliers of fresh tomatoes within North America. For 2013, The Packer, an industry publication, reported that nearly 75% of consumers purchased tomatoes during the past 12 months, and that tomatoes remained a top performer for food retailers, generating approximately 5.7 % of a retailers' total produce sales.

We source our tomatoes mainly from the United States, Mexico, Canada and Guatemala. The tomato category is highly fragmented with many growers, re-packers and wholesalers in various geographic regions of the United States.  As a high volume item, tomatoes are important for our network of distribution and re-packing facilities. This product category allows us to add value through leveraging our purchase volumes to reduce costs and perform the sorting, packaging and custom labeling locally, in addition to delivering on a just-in-time basis to retail chains and foodservice customers. With our fresh-cut fruit and vegetable facilities, we add additional value by incorporating tomatoes into our consumer-packaged products. We have developed a greenhouse tomato operation in Guatemala where we source volume for the North America market.  During October 2013, we acquired approximately 7,200 total acres of agricultural production land, packing houses and farm equipment in Florida and Virginia in order to expand our tomato category in North America. In March 2014, we acquired an additional 2,600 acres of agricultural production land in Florida. We believe these acquisitions of field tomato and vegetable assets complement our state-of-the-art greenhouse operation in Costa Rica and Guatemala and give us the opportunity to continue to expand our tomato and vegetable product offerings. It provides us with year-round U.S. production capabilities and enables us to provide our customers with high-quality, locally grown tomatoes, further strengthening our competitive position in the produce industry.

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

Included in Other Fruit, Products and Services is also our third-party ocean freight business and our third-party plastics and box manufacturing business. Our third-party ocean freight business allows us to generate incremental revenue on vessels’ return voyages to our product sourcing locations and when space is available on outbound voyages to our major markets, which reduces our overall shipping costs.  Our plastics and box manufacturing business produces bins, trays, bags and boxes. The box manufacturing business is intended mainly to satisfy internal packaging requirements. In the case of the plastic manufacturing business, we principally sell these products to third parties and also use a portion for our own internal packaging requirements.

Prepared Food

We have a royalty-free perpetual license to use the DEL MONTE® Trademark in connection with the production, manufacture, sale and distribution of prepared foods and beverages in over 100 countries throughout Western, Eastern and Central Europe, Africa, the Middle East and countries formerly part of the Soviet Union.  In Europe, Del Monte is the premier brand with an approximate 90 year history associated with fruit-based or fruit-derived products and is the leading brand for canned fruit and pineapple in many Western European markets. The DEL MONTE® brand has had a presence in the United Kingdom, the largest market, since 1926 and is perceived to be a quality brand with high consumer awareness. The DEL MONTE® brand has a reputation with both consumers and retailers for value, quality and reliability.

We produce, distribute and market prepared pineapple, peaches, fruit cocktail, pears, tomatoes, fruit juices and other fruit and vegetables. Our prepared pineapple products are sourced from our own facility in Kenya. Our deciduous prepared food products, which include peaches, fruit cocktail, pears and apricots are principally sourced from our own facility in Greece and from independent producers. Our tomato products are sourced from our own facility in Greece and from independent producers in Europe and the Middle East. We also distribute and market beverages, including ambient juices and juice drinks as well as various snacks. Our prepared food products are sold primarily under the DEL MONTE® label and under the buyers’ own label for major retailers.  We also produce and market industrial products that are composed of fruit that has been processed in our production facilities in the form of purees, pulps and concentrates for further processing (juice, yogurt, cake manufacture and pizza) and for sale to the foodservice industry worldwide. We expect to continue investing in new product development to increase revenue, maintain our premium price position and market leadership in our product categories.  We plan to expand our offerings in the snack category by offering multiple varieties and sizes of fruit and vegetables in plastic pots and pouches with new and improved recipes and various juices, targeting the convenience store and foodservice trade in addition to the traditional retail stores in selected European and Middle East markets. We are focusing on improving the European prepared food business and concentrating on higher growth markets in the Middle East.

Our prepared food segment also includes our Jordanian food business. This business includes a state-of-the-art vertically integrated poultry business, including poultry farms, hatcheries, a feed mill, a slaughterhouse and a meat processing plant in Jordan. Our Jordanian poultry business is the leading provider of poultry products to retail stores and foodservice operators in that country. The meat processing operation provides meat products for the Jordanian market and to other Middle East and North African markets.

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

We transport our fresh produce to markets worldwide using our fleet of 15 owned and six chartered refrigerated vessels. In addition, we also spot charter refrigerated vessels during the year based on seasonal requirements. The majority of our chartered vessels are chartered for terms of two to 10 years. We believe that our fleet of owned vessels, combined with longer-term charters, is effective in reducing our ocean freight costs and mitigates our exposure to the volatility of the charter market.  We also operate a fleet of approximately 4,500 refrigerated containers, 13% are owned and the remaining 87% are under operating leases. Our logistics system is supported by various information systems. As a vertically integrated food company, managing the entire distribution chain from the field to the customer requires the technology and infrastructure to meet our customers’ complex delivery needs.

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

During 2014, one customer, Wal-Mart, Inc. (including its affiliates), accounted for approximately 11% of our total net sales. These sales are reported in our banana, other fresh produce and prepared food segments. No other customer accounted for 10% or more of our net sales. In 2014, the top 10 customers accounted for approximately 29% of our net sales.

Note 22, “Business Segment Data” included in Item 8. Financial Statements and Supplementary Data contains information regarding net sales to external customers attributable to each of our reportable segments and geographic regions, gross profit by each of our reportable segments, total assets attributable to each of our geographic regions, and information concerning the dependence of our reportable segments on foreign operations, for each of the years 2014, 2013 and 2012, respectively.

North America

In 2014, 54% of our net sales were in North America. In North America, we have established a highly integrated sales and marketing network that builds on our ability to control transportation and distribution throughout our extensive logistics network. We operate a total of 23 distribution centers and fresh-cut facilities in North America. Our distribution centers have ripening capabilities and/or other value-added services. In 2013, we constructed a new state-of-the-art distribution center in

Ontario, Canada including fresh-cut production and banana ripening rooms. We also operate four port facilities, which include cold storage facilities.

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

 Europe

 In 2014, 19% of our net sales were in Europe. We distribute our fresh produce and prepared food products throughout Europe. Our fresh produce products are distributed to leading retail chains, smaller regional customers as well as to wholesalers and distributors through direct sales and distribution centers.  In the United Kingdom, we have a sales and marketing office in Staines, England and operate a fresh-cut facility in Wisbech, England.  In Germany, we have a sales and marketing office in Hamburg and operate a distribution center in the Frankfurt area. In France, we recently opened a distribution center with banana ripening capabilities in the Paris area to service an expanding customer base. In the Netherlands, Spain, Portugal, Italy and Poland, we have sales and marketing entities that perform direct sales of our fresh produce products.

Our prepared food products are distributed through independent distributors throughout most of Europe. In the United Kingdom, our prepared food products are distributed using a combination of both independent distributors and our own marketing entity.
Middle East and North Africa

 In 2014, 14% of our net sales were in the Middle East and North Africa.  We distribute our products through independent distributors and company-operated distribution facilities. In recent years, we have increased our sales in the Middle East market through distributors and established our own direct sales initiatives. Our distribution/manufacturing center in Dubai, United Arab Emirates (“UAE”) is a state-of-the-art facility with just-in-time delivery capabilities that includes banana ripening and cold storage facilities, fresh-cut fruit and vegetable operations, an ultra-fresh juice manufacturing operation and prepared food manufacturing. We distribute these products in the UAE and export them to other Middle East countries. We also operate a distribution center in Abu-Dhabi, UAE that includes banana ripening and cold storage facilities and we operate a lettuce farm on leased land in Ras Al Khaimah, UAE. In Saudi Arabia, through our 60%-owned joint venture, we own two distribution centers with banana ripening, cold storage facilities and fresh-cut fruit and vegetable operations and prepared food manufacturing capabilities for juices, potatoes and sandwiches.  One of the distribution centers is located in Riyadh, the capital city of Saudi Arabia, and the other distribution center is located in Jeddah, the second largest city in the country.  These strategically located distribution centers distribute our fresh produce and prepared food products to this growing market. In addition, we market and distribute prepared food products in the UAE, Jordan, Saudi Arabia and various other Middle East and North African markets. In Jordan, we own a state-of-the-art vertically integrated poultry business including poultry farms, hatcheries, feed mill, slaughterhouse and a meat processing plant. We are the leading provider of poultry products to retail stores and foodservice operators in that country. In Jordan, we also own a meat processing operation that provides meat products for the local market and for export to other Middle East and North African markets. In 2014, as part of our expansion in the region, we opened a sales and marketing office in Qatar. We also have sales and marketing offices in Turkey, Ukraine and in Russia. We believe that the Middle East, North Africa and countries formerly part of the Soviet Union represent an area for increased sales and development of our fresh and prepared food products. Utilizing our extensive knowledge of this region, we plan to capitalize on this opportunity with increased focus and investments in these markets.

Asia

In 2014, 11% of our net sales were in Asia.  We distribute our products in Asia through direct marketing and large distributors. Our principal markets in this region are Japan, South Korea, mainland China and Hong Kong. In Japan, we distribute 100% of the products we sold in 2014 through our own direct sales and marketing organization. As part of our expansion in Japan, we recently opened a new fresh-cut facility in Kobe. Our products are distributed from four distribution centers located at strategic ports in Japan with cold storage and banana ripening operations.

We also engage in direct sales and marketing activities in South Korea and Hong Kong. In other Asian markets, including mainland China, we sell to local distributors. We have one distribution center and banana ripening facility in Hong Kong. In South Korea, we have three distribution centers that utilize state-of-the art ripening technology which increase our ability to offer value-added services to our customers.

South America

In South America, we have direct sales and marketing activities in Chile and also utilize local distributors in this region. Our sales in these markets focus mainly on non-tropical fruit including grapes, apples, pears, peaches, plums, cherries, kiwi and nectarines.

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

The extent of competition varies by product. In the pineapple and non-tropical fruit markets, we believe that the high degree of capital investment and cultivation expertise required, as well as the longer length of the growing cycle, makes it relatively difficult to enter the market. Increased competition in the production and sale of Del Monte Gold ® Extra Sweet pineapples could adversely affect our results. We expect these competitive pressures to continue.

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

European Union Banana Import Regulations

In December 2007, most of the African, Caribbean and Pacific countries (ACP), including Cameroon, signed a bilateral agreement with the EU that allows ACP bananas duty free access to the EU market without quantitative limitation commencing January, 1, 2008. Our Cameroon sourced bananas fall under this agreement.

In December 2009, the EU entered into an agreement with certain Latin America banana exporting countries to settle a long running dispute over banana import tariffs. This agreement was ratified in May 2010. Under this agreement, the EU will gradually reduce import tariffs on bananas from Latin America on an annual basis from the current level of €132 per ton in 2014 to €114 per ton by 2019, except for countries under Free Trade Agreements (FTA's). Countries under FTA's that signed bilateral agreements with the EU in 2012 are benefiting from accelerated but gradual reduction of import duties. The FTA's are in effect for Central American countries, Columbia, and Peru. The duty for FTA countries was €117 per ton in 2014, and the duty is €110 per ton for 2015 and will be reduced to €75 per ton by January 1, 2020. Our Columbia and Central America sourced bananas benefit from this FTA agreement.

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

Our total corporate research and development expenses were $4.1 million, $4.4 million and $4.0 million for 2014, 2013 and 2012, respectively, and are included in selling, general and administrative expenses in the Consolidated Financial Statements.

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

	Year ended
	December 26, 2014	December 27, 2013
Net sales:
First quarter	$982.3	$918.8
Second quarter	1,131.3	1,023.9
Third quarter	884.6	861.1
Fourth quarter	929.3	879.9
Total	$3,927.5	$3,683.7
Gross profit:
First quarter	$106.7	$98.6
Second quarter	121.5	105.9
Third quarter	73.9	53.0
Fourth quarter	62.7	32.9
Total	$364.8	$290.4

Employees

At year end 2014, we had approximately 45,000 employees worldwide, substantially all of whom are year-round employees. Approximately 77% of these persons are employed in production locations. We believe that our overall relationship with our employees and unions is satisfactory.

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

Our profitability depends largely upon our profit margins and sales volumes of bananas, pineapples and other fresh produce. In 2012, 2013 and 2014, banana sales accounted for the most significant portion of our total net sales, and historically pineapple sales have accounted for the most significant portion of our total gross profit.

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

The fresh produce and prepared food business is highly competitive, and the effect of competition is intensified because most of our products are perishable. In banana and pineapple markets, we compete principally with a limited number of multinational and large regional producers. In the case of our other fresh fruit and vegetable products, we compete with numerous small producers, as well as regional competitors. Our sales are also affected by the availability of seasonal and alternative fresh produce. The extent of competition varies by product. To compete successfully, we must be able to strategically source fresh produce and prepared food of uniformly high quality and sell and distribute it on a timely and regular basis. In addition, our profitability has depended significantly on the sale of our Del Monte Gold ® Extra Sweet pineapples. Increased competition in the production and sale of Del Monte Gold ® Extra Sweet pineapples could adversely affect our results. We expect these competitive pressures to continue.

We are subject to material currency exchange risks because our operations involve transactions denominated in various currencies.

We conduct operations in many areas of the world involving transactions denominated in various currencies, and our results of operations, as expressed in dollars, may be significantly affected by fluctuations in rates of exchange between currencies. Although a substantial portion of our net sales (41% in 2014) are denominated in non-dollar currencies, we incur a significant portion of our costs in dollars. Although we periodically enter into currency forward contracts as a hedge against currency exposures, we may not enter into these contracts during any particular period or these contracts may not adequately offset currency fluctuations. We generally are unable to adjust our non-dollar local currency sales prices to compensate for fluctuations in the exchange rate of the dollar against the relevant local currency. In addition, there is normally a time lag between our costs incurred and collection of the related sales proceeds. Accordingly, if the dollar appreciates relative to the currencies in which we receive sales proceeds, our operating results may be negatively affected. Our costs are also affected by fluctuations in the value, relative to the U.S. dollar, of the currencies of countries in which we have significant production operations, with a weaker dollar resulting in increased production costs.

Our strategy of diversifying our product line, expanding into new geographic markets and increasing the value-added services that we provide to our customers may not be successful.

We are diversifying our product line through acquisitions and internal growth. In addition, we have expanded our service offerings to include a higher proportion of value-added services, such as the preparation of fresh-cut produce, ripening, customized sorting and packing, direct-to-store delivery and in-store merchandising and promotional support. This strategy represents a significant departure from our traditional business of delivering our products to our customers at the port. In recent periods, we have made significant investments in distribution centers, new growing operations and, fresh-cut and prepared food facilities through capital expenditures and have expanded our business into new geographic markets. We may not be successful in anticipating the demand for these products and services, in establishing the requisite infrastructure to meet customer demands or the provision of these value-added services. During recent years, we incurred significant asset impairment and other charges as a result of our continuing efforts to align our diversified product lines to meet market demand. During 2014, we incurred $2.2 million in asset impairment charges principally related to an under-performing distribution center in Germany, certain areas of a non-tropical fruit plantation in Chile due to adverse weather conditions.

The fair value of the prepared food unit’s trademarks are highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets. If we are unable to recover from current challenging economic conditions in Europe, the prepared food reporting unit trademarks may be at risk for impairment in the future.

If we are not successful in our diversification efforts, our business, financial condition or results of operations could be materially and adversely affected.

The loss of one or more of our largest customers, or a reduction in the level of purchases made by these customers, could negatively impact our sales and profits.

Sales to Wal-Mart, Inc., our largest customer, amounted to approximately 11% of our total net sales in 2014 and our top 10 customers collectively accounted for approximately 29% of our total net sales. We expect that a significant portion of our revenues will continue to be derived from a relatively small number of customers. We believe these customers make purchase decisions based on a combination of price, product quality, consumer demand, customer service performance, desired inventory levels and other factors that may be important to them at the time the purchase decisions are made. Changes in our customers' strategies or purchasing patterns, including a reduction in the number of brands they carry, may adversely affect our sales. Additionally, our customers may face financial or other difficulties which may impact their operations and cause them to reduce their level of purchases from us, which could adversely affect our results of operations. Customers also may respond to any price increase that we may implement by reducing their purchases from us, resulting in reduced sales of our products. If sales of our products to one or more of our largest customers are reduced, this reduction may have a material adverse effect on our business, financial condition, and results of operations. Any bankruptcy or other business disruption involving one of our significant customers also could adversely affect our results of operations.

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

During 2013, cost of fuel decreased 7%, containerboard increased 4% and fertilizer decreased 13% as compared with 2012. During 2014, cost of fuel decreased 5%, containerboard increased 1% and fertilizer decreased 8%. In addition, we are subject to the volatility of the charter vessel market because six of our refrigerated vessels are chartered. These charters are principally for periods of two to 10 years.  Charter rates have generally remained stable over the past three years. As a result, significant increases in fuel, packaging material, fertilizer and charter rates would materially and adversely affect our results.

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

The U.S. Environmental Protection Agency (“EPA”) has placed a certain site at our former plantation in Oahu, Hawaii on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. Under an order entered into with the EPA, we completed a remedial investigation and engaged in a feasibility study to determine the extent of the environmental contamination. The remedial investigation report was finalized in January 1999 and approved by the EPA in February 1999. A final draft feasibility study was submitted for EPA review in December 1999 and updated in December 2001 and October 2002, and approved by the EPA in April 2003. In September 2003, the EPA issued the Record of Decision (“ROD”). The EPA estimated in the ROD that the remediation costs associated with the cleanup of our plantation would range from $12.9 million to $25.4 million. Certain portions of the EPA’s estimates were discounted using a 3% interest rate. The undiscounted estimates are between $14.8 million to $28.7 million. As of December 26, 2014, there is $13.8 million included in other noncurrent liabilities and $0.8 million included in accounts payable and accrued expenses in our Consolidated Balance Sheets relating to the Kunia well site clean-up, which we expect to expend in 2015. During 2014, as a result of a meeting held with the EPA which resulted in changes to the remediation work being performed, we reduced the liability related to the Kunia well site clean-up by $1.4 million. Going forward, we expect to expend approximately $0.8 million in 2015, and $4.7 million for 2016 through 2019 on this matter. See Item 3.  Legal Proceedings  and Note 17, “ Litigation ” to the Consolidated Financial Statements included in Item 8.  Financial Statements and Supplementary Data.  In addition, we are involved in several actions in U.S. and non-U.S. courts involving allegations by numerous Central American and Philippine plaintiffs that they were injured by exposure to a nematocide containing the chemical Dibromochloropropane (“DBCP”) during the 1970’s. See Item 3.  Legal Proceedings and Note 17, “Litigation” to the Consolidated Financial Statements included in Item 8.  Financial Statements and Supplementary Data.

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

Our business is multinational and subject to the political, economic and other risks that are inherent in operating in numerous countries. These risks include those of adverse government regulation, including the imposition of import and export duties and quotas, currency restrictions, expropriation and potentially burdensome taxation. For example, banana import regulations have in prior years restricted our access to the EU banana market and increased the cost of doing business in the EU.  In December 2009, the EU entered into an agreement with certain Latin America banana exporting countries to settle the long running dispute over banana import tariffs. This agreement was ratified in May 2010. Under this agreement, the EU will gradually reduce import tariffs on bananas from Latin America on an annual basis from the current level of €132 per ton in 2014 to €114 per ton by 2019, except for countries under Free Trade Agreements (FTA's). Countries under FTA's that have signed bilateral agreements with the EU in 2012 are benefiting from accelerated but gradual reduction of import duties. FTA's are effect for Central American countries, Columbia, and Peru. The duty for FTA countries was €117 per ton in 2014, and the duty is €110 per ton for 2015 and will be reduced to €75 by January 1, 2020. We cannot predict the impact of further changes to the banana import tariffs or new quotas on the EU banana market.

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

Since we are a holding company, our ability to meet our financial obligations depends primarily on receiving sufficient funds from our subsidiaries. The payment of dividends or other distributions to us by our subsidiaries may be restricted by the provisions of our credit agreements and other contractual requirements and by applicable legal restrictions on payment of dividends and other distributions.

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

Members of the Abu-Ghazaleh family, including our Chairman and Chief Executive Officer and one of our directors, are our principal shareholders. Together, as of February 6, 2015, they beneficially own 36.1% of our outstanding Ordinary Shares, and our Chairman and Chief Executive Officer holds, and is expected to continue to hold, an irrevocable annual proxy to vote all of these shares. We expect our principal shareholders to continue to use their interest in our Ordinary Shares to significantly influence the direction of our management, the election of our entire board of directors, the method and timing of the payment of dividends, subject to applicable debt covenants and to determine substantially all other matters requiring shareholder approval and to control us. The concentration of our beneficial ownership may have the effect of delaying, deterring or preventing a change in control, may discourage bids for the Ordinary Shares at a premium over their market price and may otherwise adversely affect the market price of the Ordinary Shares.

A substantial number of our Ordinary Shares are available for sale in the public market, and sales of those shares could adversely affect our share price.

Future sales of our Ordinary Shares by our principal shareholders, or the perception that such sales could occur, could adversely affect the prevailing market price of our Ordinary Shares. Of the 52,879,014 Ordinary Shares outstanding as of February 6, 2015, 19,079,121 Ordinary Shares are owned by the principal shareholders and are “restricted securities.” These “restricted securities” can be registered upon demand and are eligible for sale in the public market without registration under the Securities Act of 1933 (the “Securities Act”), subject to compliance with the resale volume limitations and other restrictions of Rule 144 under the Securities Act.

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
The following table summarizes the approximate plantation acreage under production that are owned or leased by us and the principal products grown on such plantations by location as of the end of 2014:

	Acres Under Production
Location	Acres Owned	Acres Leased	Products
Costa Rica	44,400	6,600	Bananas, Pineapples, Melons
Guatemala	8,800	4,000	Bananas, Melons
Brazil	3,700	—	Bananas, Other Crops
Chile	4,300	1,500	Non-Tropical Fruit
Kenya	—	10,600	Pineapples
Philippines	—	10,600	Bananas, Pineapples
United States	4,200	3,000	Melons, Tomatoes

Our significant properties include the following:

North America

We operate a total of 23 distribution centers in the United States and Canada of which ten are also fresh-cut facilities. We own eight of our distribution centers, consisting of a 200,000 square foot distribution center in Dallas, Texas, a distribution center in Plant City, Florida and Goodyear Arizona, a repack facility in Winder, Georgia, and fresh-cut facilities in Kankakee, Illinois, Portland, Oregon and Sanger, California. During 2013, we constructed a new state-of-the-art distribution center with fresh-cut facility in Ontario, Canada on owned land. The remaining 15 distribution centers are leased from third parties. All of our distribution centers have ripening capabilities and/or other value-added services. In addition, we lease four port facilities that include cold storage capabilities.

Europe

We own and operate a distribution center in the Frankfurt area of Germany. We also own and operate a fresh-cut facility in Wisbech, England. During 2013, we opened a new leased distribution center with banana ripening capability in a suburb of Paris, France. We own and operate a production facility for prepared fruit, tomato products and snacks in Larissa, Greece.

Asia

Our products are distributed from four leased distribution centers located at strategic ports in Japan with cold storage and banana ripening operations. In Japan, we also operate two fresh-cut fruit facilities. One is owned and the other one is leased. In addition, we lease three distribution centers in South Korea and lease a distribution center in Hong Kong. Our distribution centers include state-of-the art ripening technology and other value-added services.

South America

In Brazil, we own approximately 30,000 acres of land of which 3,700 acres are under production. In Uruguay, we own approximately 7,800 acres of which 4,200 acres contain a citrus plantation that is leased to a third party.

Africa

We own and operate a warehouse and cannery in Kenya.

Middle East

In Jordan, we own an integrated poultry business including poultry farms, hatcheries, a feed mill, a poultry slaughterhouse and a meat processing plant.  In the UAE, we own a combined distribution/manufacturing center in Dubai. This state-of-the-art facility includes banana ripening and cold storage facilities, fresh-cut fruit and vegetable operations, an ultra fresh juice manufacturing operation and prepared food manufacturing. We also operate a lettuce farm on leased land in Ras Al Khaimah,

UAE. In addition, we lease and operate a distribution center in Abu-Dhabi, UAE that includes banana ripening and cold storage facilities. In Saudi Arabia, we own 60% of a joint venture that operates two owned distribution centers strategically located in Jeddah and Riyadh, with banana ripening, cold storage facilities and fresh-cut products and prepared food manufacturing capabilities.

Maritime and Other Equipment (including Containers)

We own a fleet of 15 and charter another six refrigerated vessels. In addition, we own or lease other related equipment, including approximately 4,500 refrigerated container units and 160 trucks and refrigerated trailers used to transport our fresh produce in the United States. In the Middle East, we own approximately 260 trucks principally used to deliver fresh produce and prepared food products to customers.

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

The following table presents the high and low sales prices of our Ordinary Shares:

	High	Low
2014
First quarter	$28.30	$25.39
Second quarter	$30.47	$26.50
Third quarter	$33.47	$29.48
Fourth quarter	$34.28	$29.68
2013
First quarter	$27.74	$25.96
Second quarter	$28.08	$24.91
Third quarter	$30.74	$27.66
Fourth quarter	$30.19	$26.51

Dividend Policy

In February 2013, our Board of Directors increased the quarterly cash dividend from $0.10 to $0.125 per ordinary share. We paid an aggregate of $27.9 million and $28.2 million in dividends during the years ended December 26, 2014 and December 27, 2013, respectively. Because we are a holding company, our ability to pay dividends and to meet our debt service obligations depends primarily on receiving sufficient funds from our subsidiaries. Pursuant to our credit facility, we may declare and pay dividends and distributions in cash solely out of and up to 50% of our net income for the year immediately preceding the year in which the dividend or distribution is paid, or at such time the dividend is paid or declared, as the case may be, subject to certain other credit facility conditions, when the Consolidated Leverage Ratio is less than 3.25 to 1.0. It is also possible that countries in which one or more of our subsidiaries are located could institute exchange controls, which could prevent those subsidiaries from remitting dividends or other payments to us. Dividends are payable when, as, and if declared by our board of directors, and we cannot assure that dividends will be paid in the future.

Shareholders

As of February 6, 2015, we had 72 shareholders of record, which excludes shareholders whose shares were held by brokerage firms, depositories and other institutional firms in “street name”.

Performance Graph

The following graph compares the cumulative five-year total return of holders of FDP ordinary shares with the cumulative total returns of the S&P 500 index and the S&P 500 Food Products index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from January 1, 2010 to December 26, 2014.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Fresh Del Monte Produce Inc., the S&P 500 Index, and S&P 500 Food Products

$250
$200
$150
$100
$50
$0
1/1/10
12/31/10
12/30/11
12/28/12
12/27/13
12/26/14
Fresh Del Monte Produce Inc.
S&P 500
S&P 500 Food Products

*$100 invested on 1/1/10 in stock or 12/31/09 in index, including reinvestment of dividends.
Indexes calculated on month-end basis.

Copyright© 2015 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	1/1/2010	12/31/2010	12/30/2011	12/28/2012	12/27/2013	12/26/2014
Fresh Del Monte Produce Inc.	93.37	105.65	107.18	112.87	125.86	162.54
S&P 500	126.46	145.51	148.59	172.37	228.19	205.14
S&P 500 Food Products	117.38	131.23	150.52	161.81	214.05	211.61

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Share Repurchase Program

The following table provides information regarding our purchases of Ordinary Shares during the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
September 28, 2014 through October 31, 2014	—	$—	—	$—
November 1, 2014 through November 30, 2014	—	$—	—	$—
December 1, 2014 through December 26, 2014 (3)	3,048,596	$33.99	3,048,596	$112,063,249
Total	3,048,596	$33.99	3,048,596	$112,063,249

(1)	As of December 26, 2014, we repurchased and retired 4,577,772 of our ordinary shares.

(2)	On May 1, 2013, we announced that our Board of Directors approved a three-year stock repurchase program of up to $300 million of our ordinary shares.

(3)
Includes 2,363,996 ordinary shares purchased at a purchase price of $34.50 in a modified Dutch auction tender offer completed on December 8, 2014. The modified Dutch auction tender offer was conducted as part of the stock repurchase program described in note 2.

Item 6.	Selected Financial Data

Our fiscal year end is the last Friday of the calendar year or the first Friday subsequent to the end of the calendar year, whichever is closest to the end of the calendar year.

The following selected financial data for the years ended December 31, 2010, December 30, 2011, December 28, 2012, December 27, 2013 and December 26, 2014 is derived from our audited Consolidated Financial Statements for the applicable year, prepared in accordance with U.S. generally accepted accounting principles.

The following selected financial data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and accompanying notes contained in Item 8. Financial Statements and Supplementary Data in this Report.

	Year ended
	December 26, 2014	December 27, 2013	December 28, 2012	December 30, 2011	December 31, 2010
	(U.S. Dollars in millions, except share and per share data)
Statement of Income Data:
Net sales	$3,927.5	$3,683.7	$3,421.2	$3,589.7	$3,552.9
Cost of products sold	3,562.7	3,393.3	3,079.5	3,270.2	3,280.5
Gross profit	364.8	290.4	341.7	319.5	272.4
Selling, general and administrative expenses	175.8	176.9	177.2	190.4	166.8
Loss (gain) on disposal of property, plant and equipment	4.3	4.9	(0.2)	(3.1)	(9.2)
Goodwill and trademark impairment charges	—	99.6	—	—	—
Asset impairment and other charges, net	11.2	37.1	3.3	16.3	37.3
Operating income (loss)	173.5	(28.1)	161.4	115.9	77.5
Interest expense, net	2.6	2.2	2.3	5.7	9.9
Other expense (income), net	12.0	(13.6)	1.9	9.7	7.5

Income (loss) before income taxes	158.9	(16.7)	157.2	100.5	60.1
Provision for (benefit from) income taxes	14.3	17.2	12.2	5.7	(0.7)
Net income (loss)	$144.6	$(33.9)	$145.0	$94.8	$60.8

Less: net income (loss) attributable to noncontrolling interest	2.2	0.5	1.8	2.3	(1.4)
Net income (loss) attributable to Fresh Del Monte Produce Inc.	$142.4	$(34.4)	$143.2	$92.5	$62.2

Net income (loss) per ordinary share attributable to Fresh Del Monte Produce Inc. - Basic	$2.54	$(0.61)	$2.47	$1.57	$1.03

Net income (loss) per ordinary share attributable to Fresh Del Monte Produce Inc.- Diluted	$2.53	$(0.61)	$2.46	$1.56	$1.02

Dividends declared per ordinary share	$0.50	$0.50	$0.40	$0.30	$0.05

Weighted average number of ordinary shares:
Basic	55,966,531	56,426,294	57,937,245	58,893,832	60,535,978
Diluted	56,347,092	56,426,294	58,121,501	59,163,282	60,710,939

Balance Sheet Data (at period end):
Cash and cash equivalents	$34.1	$42.5	$39.9	$46.9	$49.1
Working capital	631.5	633.0	563.5	522.2	513.8
Total assets	2,675.3	2,589.2	2,533.4	2,504.0	2,517.7
Total debt	266.9	251.4	126.2	215.5	295.6
Shareholders' equity	1,787.9	1,751.2	1,831.4	1,715.1	1,631.5

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Net Sales

Our net sales are affected by numerous factors, including mainly the balance between the supply of and demand for our produce and competition from other fresh produce companies. Our net sales are also dependent on our ability to supply a consistent volume and quality of fresh produce to the markets we serve. For example, seasonal variations in demand for bananas as a result of increased supply and competition from other fruit are reflected in the seasonal fluctuations in banana prices, with the first six months of each year generally exhibiting stronger demand and higher prices, except in those years where an excess supply exists.  In 2014, our overall banana sales volume increased by 5% and our average per unit sales prices increased by 2%. Our net sales of other fresh produce were positively impacted by higher sales volumes of avocados, pineapples and tomatoes combined with higher sales volume of our fresh-cut products in the Middle East and Asia. In our prepared food business, we generally realize the largest portion of our net sales and gross profit in the third and fourth quarters of the year. During 2014, our prepared food net sales increased principally as a result of higher production in our poultry operations in Jordan combined with improved pricing and production volume of our industrial products.

Since our financial reporting currency is the U.S. dollar, our net sales are significantly affected by fluctuations in the value of the currency in which we conduct our sales versus the dollar, with a strong dollar versus such currencies resulting in decreased net sales in dollar terms. Including the effect of our foreign currency hedges, net sales for 2014 were positively impacted by $18.4 million, as compared to 2013, principally as a result of a stronger euro and Korean won, partially offset by a weaker Japanese yen versus the U.S. dollar.

During 2014, our net sales were positively affected by higher sales volumes of bananas and avocados principally sourced from independent growers in Costa Rica, Ecuador, Colombia and Mexico and by higher sales volume of fresh-cut products in the Middle East and Asia that resulted from an expanded customer base and improved demand for our products. Also, our net sales were positively affected by our expansion into new markets in the Middle East. Our net sales growth in recent years has been achieved primarily through increased sales volume in existing markets of other fresh produce, primarily pineapples, fresh-cut products and non-tropical fruit and favorable pricing on our Del Monte Gold® Extra Sweet pineapple combined with increased sales volume and per unit sales prices of bananas in existing and new markets. Our net sales growth in recent years has also been attributable to a broadening of our product line with the expansion of our fresh-cut produce business, specifically increased sales to the foodservice sector and convenience stores combined with our expansion into new markets. We expect our net sales growth to continue to be driven by increased sales volumes across all of our segments. In the Middle East, we expect to continue to increase our net sales of our fresh produce and prepared food product offerings as a result of our expansion in various markets in the region such as Turkey, Qatar and other regional markets. We also expect to increase our sales by developing new products in the prepared food segment, targeting the convenience store and foodservice trade in selected European and Middle East markets and to continue to expand our sales of beverage products in the Middle East, European and Sub-Sahara African markets.

Cost of Products Sold

Cost of products sold is principally composed of two elements, product and logistics costs. Product cost for our produce is primarily composed of cultivation (the cost of growing crops), harvesting, packaging, labor, depreciation and farm administration. Product cost for produce obtained from independent growers is composed of procurement and packaging costs. Logistics costs include land and sea transportation and expenses related to port facilities and distribution centers. Sea transportation cost is the most significant component of logistics costs and is comprised of the cost of vessel operating expenses and chartering refrigerated vessels. Vessel operating expenses for our owned vessels include operations, maintenance, depreciation, insurance, fuel (the cost of which is subject to commodity price fluctuations), and port charges. For chartered vessels, operating expenses include the cost of chartering the vessels, fuel and port charges. Variations in containerboard prices, which affect the cost of boxes and other packaging materials, and fuel prices can have a significant impact on our product cost and our profit margins. Also, variations in the production yields, fertilizers and other input costs and the cost to procure products from independent growers can have a significant impact on our costs. Containerboard, plastic, resin and fuel prices have historically been volatile. During 2013, cost of fuel decreased 7%, containerboard increased 4% and fertilizer decreased 13% resulting in a reduction of cost of product sold of approximately $10.8 million. Also included in 2013, were $1.4 million in inventory write-off due to adverse weather conditions in Chile and $0.1 million inventory write-off related to the shut-down of a watermelon farm in Costa Rica. During 2014, cost of fuel decreased 5%, containerboard increased 1% and fertilizer decreased 8% resulting in a reduction of cost of product sold of $8.8 million. Also included in cost of product in 2014, were $0.5 million of inventory write-off related to the restructuring of our plastic business in Chile in the other fresh produce segment. During 2014, cost of product sold benefited from lower vessel operating expenses and lower distribution costs.

In general, changes in our volume of products sold can have a disproportionate effect on our gross profit. Within any particular year, a significant portion of our cost of products sold is fixed, both with respect to our operations and with respect to the cost of produce purchased from independent growers from whom we have agreed to purchase all the products they produce. Accordingly, higher volumes produced on company-owned farms directly reduce the average per-box cost, while lower volumes directly increase the average per-box cost. In addition, because the volume that will actually be produced on our farms and by independent growers in any given year depends on a variety of factors, including weather, that are beyond our control or the control of our independent growers, it is difficult to predict volumes and per-box costs. During 2014, cost of product sold was positively affected by increased production of pineapples in our Costa Rican operation, resulting is lower per unit fruit cost while procurement costs for bananas increased principally due to competition.

Since our financial reporting currency is the U.S. dollar, our costs are affected by fluctuations in the value of the currency in which we have significant operations versus the dollar, with lower costs resulting from a strong U.S. dollar. During 2014, cost of products sold was positively impacted by approximately $24.3 million as compared with 2013 due to a stronger U.S. dollar versus the various currencies in which we have significant operations, principally Costa Rica and Chile.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily include the costs associated with selling in countries where we have our own sales force, advertising and promotional expenses, professional fees, general corporate overhead and other related administrative functions. During 2014, we decreased our selling, general and administrative expenses in Europe principally as a result of cost saving initiatives. We incurred overall higher excutive compensation and legal expenses and in the Middle East, as a result of our continued expansion, we incurred higher administration expense.

Loss (Gain) on Disposal of Property, Plant and Equipment

Loss (gain) on disposal of property, plant and equipment was a loss of $4.3 million in 2014 resulting principally from the disposal of low-yielding banana plants in Costa Rica and Guatemala in order to replant and improve productivity, partially offset by a gain on sale of shipping-related and other surplus equipment. In 2013, the loss on disposal of property, plant and equipment of $4.9 million was principally due to the disposal of low-yield banana plants in Costa Rica and Guatemala in order to re-plant and improve yields, partially offset by a gain from the sale of a refrigerated vessel and other surplus equipment.

Goodwill and Trademark Impairment Charges

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

Asset Impairment and Other Charges, Net

In 2014, we recorded asset impairment and other charges totaling $11.2 million principally related to unfavorable litigation in Europe, the closure of under-utilized distribution centers in the United Kingdom and Germany, restructuring activities in Chile, Germany, France and Brazil, and adverse weather conditions in Chile. Partially offsetting these charges were credits of $4.2 million related to our former pineapple operation in Kunia, Hawaii.

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

Interest Expense

Interest expense consists primarily of interest on borrowings under working capital facilities that we maintain and interest on other long-term debt primarily for capital lease obligations. In 2014, our interest expense increased primarily due to higher average outstanding debt.

Other Expense (Income), Net

Other (income) expense, net, primarily consists of currency exchange gains or losses, equity gains and losses in unconsolidated companies and other miscellaneous income and expense items. During 2014, other (income) expense, net principally included higher foreign exchange losses. During 2013, other (income) expense, net, includes a $16.6 million gain related to a favorable judgment awarded in litigation combined with lower foreign exchange losses and $1.6 million in financial charges as a result of an unfavorable court ruling related to value added tax reporting in South America.

Provision for Income Taxes

The provision for income taxes in 2014 was $14.3 million. Income taxes consist of the consolidation of the tax provisions, computed on a separate entity basis, in each country in which we have operations. Since we are a non-U.S. company with substantial operations outside the United States, a substantial portion of our results of operations is not subject to U.S. taxation. Several of the countries in which we operate have favorable tax rates. We are subject to U.S. taxation on our operations in the United States. From time to time, tax authorities in various jurisdictions in which we operate audit our tax returns and review our tax positions. There are audits presently pending in various countries. There can be no assurance that any tax audits, or changes in existing tax laws or interpretations in countries in which we operate, will not result in an increased effective tax rate for us.

Results of Operations

The following table presents, for each of the periods indicated, certain income statement data expressed as a percentage of net sales:

	Year ended
	December 26, 2014	December 27, 2013	December 28, 2012
Statement of Income Data:
Net sales	100.0%	100.0%	100.0%
Gross profit	9.3	7.9	10.0
Selling, general and administrative expenses	4.5	4.8	5.2
Operating income (loss)	4.4	(0.8)	4.7
Interest expense	0.1	0.1	0.1
Net income (loss) attributable to
Fresh Del Monte Produce Inc.	3.6	(0.9)	4.2

The following tables present for each of the periods indicated (i) net sales by geographic region, (ii) net sales by product category and (iii) gross profit by product category and, in each case, the percentage of the total represented thereby:

	Year ended
	December 26, 2014		December 27, 2013		December 28, 2012
	(U.S. dollars in millions)
Net sales by geographic region:
North America	$2,113.4	54%	$1,968.3	54%	$1,821.1	53%
Europe	736.1	19%	713.4	19%	704.3	21%
Middle East	554.3	14%	524.3	14%	387.4	11%
Asia	434.5	11%	425.6	12%	422.2	12%
Other	89.2	2%	52.1	1%	86.2	3%
Total	$3,927.5	100%	$3,683.7	100%	$3,421.2	100%

	Year ended
	December 26, 2014		December 27, 2013		December 28, 2012
	(U.S. dollars in millions)
Net sales by product category:
Banana	$1,804.7	46%	$1,692.2	46%	$1,544.6	45%
Other fresh produce	1,744.7	44%	1,638.5	44%	1,544.8	45%
Prepared food	378.1	10%	353.0	10%	331.8	10%
Total	$3,927.5	100%	$3,683.7	100%	$3,421.2	100%

Gross profit by product category:
Banana	$109.1	30%	$62.1	21%	$89.7	26%
Other fresh produce	210.4	58%	192.8	67%	205.8	60%
Prepared food	45.3	12%	35.5	12%	46.2	14%
Total	$364.8	100%	$290.4	100%	$341.7	100%

2014 Compared with 2013

Net Sales. Net sales in 2014 were $3,927.5 million compared with $3,683.7 million in 2013. The increase in net sales of $243.8 million was attributable to higher net sales in all of our segments.

•
Net sales of bananas increased by $112.5 million principally due to higher sales volume in North America and Europe and higher per unit sale prices in Europe, Asia and the Middle East. Worldwide banana sales volume increased by 5%.

◦	Europe banana net sales increased due to higher per unit sale prices, principally as a result of lower industry supplies, favorable exchange rates and an increase in sales volume.

◦	North America banana net sales increased due to higher sales volume primarily as a result of an expanded customer base.

◦
Middle East banana net sales remained relatively flat as an increase in per unit sale prices due to lower industry volumes were offset by lower sales volumes. Shipments from the Philippines were reduced principally due to unfavorable growing conditions.

◦
Asia banana net sales increased as a result of higher per unit sales prices principally due to lower industry supplies. Partially offsetting these increases in net sales was lower sales volumes as a result of reduced shipments from the Philippines due to unfavorable growing conditions, and unfavorable yen exchange rates.

•
Net sales in the other fresh produce segment increased $106.2 million principally as a result of higher net sales of pineapples, tomatoes, non-tropical fruit and melons, partially offset by lower net sales of fresh-cut fruit.

◦
Net sales of pineapples increased principally due to higher sales volumes in North America and Europe as a result of increased production from Costa Rica, partially offset by a slight decrease in per unit sales prices. Worldwide sales volume increased 14%.

◦
Net sales of tomatoes increased principally due to additional production volume from of our new Florida and Virginia operations. Partially offsetting these increases in net sales were lower per unit sales prices principally due to product mix.

◦
Net sales of non-tropical fruit increased principally due to higher sales volumes of avocados in North America and apples in the Middle East, primarily a result of increased customer demand. Partially offsetting these increases in net sales were lower sales of grapes, stonefruit and other deciduous fruit as a result of reduced shipments from Chile due to unfavorable growing conditions.

◦	Net sales of melons increased due to higher per unit sales price and sales volume in North America as a result of favorable market conditions, partially offset by lower sales volumes in Europe.

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

•
Net sales in the prepared food segment increased $25.1 million principally due to higher sales volumes of poultry products in Jordan resulting from improved production, and higher sales volumes of industrial pineapple products in Europe, primarily a result of reduced competition from Asian producers. Also, contributing to the increase in net sales were higher sales volume of canned pineapples, principally as a result of an expanded customer base and higher beverage sales in the Middle East and Europe due to expansion into new markets. Partially offsetting these increases in net sales were lower sales volumes of deciduous fruit in Europe as a result of lower supplies.

Cost of Products Sold. Cost of products sold was $3,562.7 million in 2014 compared with $3,393.3 million in 2013, an increase of $169.4 million. This increase in cost of products sold was primarily attributable to a 7% increase in sales volumes combined with higher banana procurement costs. Partially offsetting these increases in cost of product sold was lower vessel operating expenses and lower fuel cost combined with lower distribution costs and favorable exchange rates in Costa Rica.

Gross Profit. Gross profit was $364.8 million in 2014 compared with $290.4 million in 2013, an increase of $74.4 million. This increase was attributable to higher gross profit in all of our segments.

•
Gross profit in the banana segment increased $47.0 million primarily due to higher per unit sales prices and sales volumes in Europe and higher per unit sales prices in the Middle East. Also, contributing to the increase in gross profit were favorable exchange rates in Europe combined with lower vessel operating expenses and lower distribution costs. Partially offsetting these increases in gross profit was higher fruit cost as a result of increases in procurement cost from independent growers. Worldwide banana per unit sales prices increased 2% and per unit cost decreased 1%.

•
Gross profit in the other fresh produce segment increased $17.6 million principally due to higher gross profit on pineapples, melons and non-tropical fruit, partially offset by lower gross profit on fresh-cut products and tomatoes.

◦
Gross profit on pineapples increased primarily due to higher sales volumes in North America primarily as a result of higher production due to favorable growing conditions in our Costa Rica operations. Also contributing to the increase in gross profit was lower fruit cost as a result of improved yields. Worldwide pineapple per unit sales prices decreased 1% and per unit cost decreased 2%.

◦
Gross profit on melons increased principally due to higher per unit selling prices in North America as a result of lower industry-wide volumes during the offshore melon season combined with lower per unit cost as a result of lower ocean freight and production costs.

◦
Gross profit on fresh-cut products decreased principally due to lower sales volumes and higher labor and distribution costs in our North America operations combined with lower sales volume that resulted from the loss of business in our fresh-cut fruit operations in the United Kingdom. Partially offsetting these decreases in gross profit was higher gross profit in the Middle East principally due to higher sales volumes and lower costs.

◦	Gross profit on tomatoes decreased due to a labor shortage in Florida combined with low yields during our first growing year in our new tomato operations.

•
Gross profit in the prepared food segment increased by $9.8 million principally as a result of lower production cost and increased sales volumes in our Jordanian poultry operations combined with higher sales volume and pricing on our industrial pineapple products and higher per unit sales prices on canned deciduous fruit principally a result of improved market conditions. Partially offsetting these increases in gross profit was higher cost for canned pineapples in Europe related to additional import duties charged by the European Union. These additional import duties charged by the European Union are expected to be rescinded during 2015.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $1.1 million to $175.8 million in 2014 compared with $176.9 million in 2013. The decrease was principally due to lower selling, general and administrative expenses in Europe as a result of cost reduction initiatives. Partially offsetting these decreases were higher excutive compensation and legal expenses combined with higher admistration expenses in the Middle East as a result of expansion in the region.

Loss on Disposal of Property, Plant and Equipment. The loss on disposal of property, plant and equipment of $4.3 million in 2014 and $4.9 million in 2013 related principally to the disposal of low-yield banana plants in Costa Rica and Guatemala in order to replant and improve productivity, partially offset by a gain on sale of shipping-related and other surplus equipment.

Asset Impairment and Other Charges, Net. Asset impairment and other charges, net, was $11.2 million in 2014 compared with $37.1 million in 2013.

Asset impairments and other charges (credits), net, for 2014 were:

•	A credit of $(2.9) million primarily as a result of a favorable settlement of litigation related to the Kunia environmental remediation site in Hawaii in the other fresh produce segment;

•
a credit of $(1.3) million for the reversal of accrued environmental liabilities, net of other charges, primarily related to the Kunia well site clean-up in Hawaii as a result of a meeting held with the EPA which resulted in changes to the remediation work being performed in our other fresh produce segment;

•	$8.8 million in other charges related to litigation regarding the infringement of European Union competition rules by a former indirect subsidiary not controlled by us in our banana segment;

•	$1.4 million in other charges related to severance benefits as a result of discontinued export operations in our banana segment in Brazil;

•	$1.3 million asset impairment charge related to the adverse effect to our non-tropical fruit plantations of continued drought conditions in Chile in the other fresh produce segment;

•	$1.7 million in contract termination charges related to under-utilized distribution centers and administrative offices in the United Kingdom primarily related to the banana segment;

•	$0.6 million in asset impairment and other charges related to the restructuring of our plastics business in Chile in our other fresh produce segment;

•	$0.7 million in other charges related to severance benefits as a result of our decision to change to an independent distributor for our prepared food business segment in Germany and France;

•	$0.5 million in asset impairment related to an under-performing distribution center in our banana segment in Germany;

•	$0.3 million in asset impairment charge related to a web domain in the other fresh produce segment; and

•	$0.1 million in other charges related to severance benefits for an under-performing fresh-cut facility in the United Kingdom in the other fresh produce segment.

Asset impairments and other charges (credits), net, for 2013 were:

•
$11.4 million in asset impairments related to our decision to discontinue exporting bananas from Brazil and close certain low-yield farms. The remaining farms will produce bananas only for the local market;

•	a credit of $(2.5) million related to the sale of a previously impaired under-utilized facility in the United Kingdom related to the banana segment;

•	$2.2 million in other charges for unfavorable litigation related to a class action complaint for unpaid wages in North America related to the other fresh produce segment;

•	$4.3 million in asset impairment for the closure of certain areas of a banana plantation in Costa Rica;

•	$9.0 million in other charges for the settlement of an unfavorable outcome to breach of contract litigation in North America;

•	$7.1 million in asset impairment related to previously announced exit activities in Brazil in the other fresh produce segment;

•	$2.6 million in asset impairments and other charges related to the closure of two underutilized distribution centers in Germany in the banana segment;

•	$0.7 million in severance expense due to the restructuring of our fresh-cut fruit operations in the United Kingdom related to the other fresh produce segment;

•	$0.2 million in contract termination costs in the United Kingdom principally related to the banana segment;

•	$0.1 million in asset impairment in Chile due to adverse weather conditions related to the other fresh produce segment;

•	$0.8 million in severance expense due to restructuring in our Cameroon banana operations;

•	$0.2 million in severance expense due to restructuring of our sales office in France related to the prepared food segment;

•	$0.3 million in asset impairments and other charges related to the closure of a watermelon farm in Costa Rica in the other fresh produce segment;

•	$0.7 million in asset impairment related to the closure of certain areas of a banana plantation in the Philippines due to underperformance;

•	$0.2 million in termination benefits related to the closure of two distribution centers in Poland in the banana segment; and

•	a net credit of $(0.2) million related to over-accrued exit activity costs in Hawaii in the other fresh produce segment.

Operating Income (Loss). Operating income in 2014 was $173.5 million compared with an operating loss of $(28.1) million in 2013, an increase of $201.6 million. The increase in operating income was due to higher gross profit, lower asset impairment and other charges, lower selling, general and administrative expenses and lower loss on disposal of property, plant and equipment.

Interest Expense. Interest expense was $3.2 million in 2014 as compared with $2.9 million in 2013, an increase of $0.3 million. The increase was principally due to higher average loan balances.

Other Expense (Income), Net. Other expense (income), net, was expense of $12.0 million in 2014 as compared with income of $(13.6) million in 2013. The change in other expense (income), net, of $25.6 million is principally attributable to a $16.6 million gain related to a favorable judgment awarded in litigation and a gain on sale of equity securities recorded during 2013, partially offset by higher foreign exchange losses during 2014.

Provision for Income Taxes. Provision for income taxes was $14.3 million in 2014 as compared with $17.2 million in 2013. The decrease in the 2014 tax provision is primarily related to a benefit resulting from a successful appeal to reinstate net operating losses in a foreign jurisdiction in 2014.

Fair Value Measurements

Potential impairment exists if the fair value of a reporting unit to which goodwill has been allocated is less than the carrying value of the reporting unit. The amount of the impairment to recognize, if any, is calculated as the amount by which the carrying value of goodwill exceeds its implied value. Future changes in the estimates used to conduct the impairment review, including revenue projection, market values and changes in the discount rate used, could cause the analysis to indicate that our goodwill is impaired in subsequent periods and result in a write-off of a portion or all of goodwill. The discount rate used is based on independently calculated risks, our capital mix and an estimated market risk premium. The fair value of the prepared food reporting unit's trademarks is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets. If we are unable to recover from challenging economic conditions in Europe and we fail to meet our current expectations, the prepared food reporting unit's trademarks may be at risk for future impairment.  We disclosed the sensitivities related to the prepared food reporting unit’s trademarks in our annual financial statements included in our Annual Report on Form 10-K for the year ended December 26, 2014.

Seasonality

Interim results are subject to significant variations and may not be indicative of the results of operations that may be expected for the entire 2014 fiscal year.  See the information under the caption “Seasonality” provided in Item 1. Business, of our Annual Report on Form 10-K for the year ended December 26, 2014.

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

Cost of Products Sold

Cost of products sold was $3,393.3 million in 2013 compared with $3,079.5 million in 2012, an increase of $313.8 million. This increase in cost of products sold was primarily attributable to an overall 6% increase in sales volumes; increased fruit cost that resulted from higher procurement and production cost; higher ocean freight cost primarily a result of shipping additional volumes of Central American bananas to the Middle East; increased vessel operating expenses and higher distribution costs in the Middle East, North America and Europe. Also contributing to the increase in 2013 was a $1.4 million deferred growing crop inventory write-off as a result of adverse weather condition in our Chilean non-tropical fruit growing operations. Partially offsetting these increases in cost of product sold were lower fuel and fertilizer costs. In 2012, we recorded $0.7 million in inventory write-offs related to our previously discontinued pineapple and melon operations in Brazil and $0.4 million in inventory write-offs and clean-up costs and a credit of $(0.2) million for insurance reimbursements related to floods in Costa Rica.

Gross Profit

Gross profit was $290.4 million in 2013 compared with $341.7 million in 2012, a decrease of $(51.3) million. The decrease in gross profit was attributable to lower gross profit in all of our segments.

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

•
Gross profit in the other fresh produce segment decreased by (13.0) million due to lower gross profit on fresh-cut products, non-tropical fruit, non-produce operations and melons, partially offset by higher gross profit on pineapples.

◦
Gross profit on fresh-cut products decreased principally due to higher production and logistics costs in North America and the Middle East, partially offset by higher per unit sale prices in North America, Europe and the Middle East and higher sales volumes in Asia.

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

•
Gross profit on the prepared food segment decreased by (10.7) million principally as a result of lower selling prices for canned pineapple and deciduous products and higher costs for canned pineapple and industrial products, partially offset by higher gross profit on poultry and meat products in Jordan.

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

Goodwill and Trademark Impairment

As a result of the failure of the prepared food business in Europe to meet our expectations due to under-performance and a recent cyclical downturn in industrial products, we recorded $99.6 million of asset impairment charges. These impairment charges consist of $75.7 million of goodwill impairment and $23.9 million of trademark impairments related to the 2004 acquisition of the Prepared Food business in Europe, Africa, the Middle East and the countries formerly part of the Soviet Union.

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

Operating Income (Loss)

Operating loss in 2013 was $(28.1) million compared with an operating income of $161.4 million in 2012, a decrease of $(189.5) million. The decrease in operating income is attributable to lower gross profit, higher selling general and administrative expenses, a loss on disposal of property, plant and equipment and higher asset impairments and other charges, net.

Interest Expense

Interest expense was $2.9 million in 2013 as compared with $3.0 million in 2012, a decrease of $(0.1) million. The lower interest expense in 2013 was due principally to lower interest rates, partially offset by higher average debt balances.

Other Expense (Income), Net

Other expense (income), net was income of $(13.6) million in 2013 compared with an expense of $1.9 million in 2012. During 2013, we recorded a gain of $16.6 million related to a favorable judgment awarded in litigation and lower foreign exchange losses, partially offset by $1.6 million in financial charges as a result of an unfavorable court ruling related to value added tax reporting in South America. Included in other expense (income), net during 2012 was $2.6 million of foreign exchange losses, which resulted from converting Argentine pesos to U.S. dollars.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $230.7 million for 2014 compared with $108.7 million for 2013, an increase of $122.0 million. The increase in cash provided by operating activities was principally due to higher net income and lower levels of fresh produce and prepared food inventory combined with other changes in operating assets and liabilities. Fresh produce and prepared food inventories decreased principally due to higher net sales and the change to third-party distributors for prepared food in Germany and France. Also contributing to the increase in net cash provided by operating activities were improved collections of trade accounts receivable in the Middle East.

Net cash provided by operating activities was $108.7 million for 2013 compared with $172.6 million for 2012, a decrease of $63.9 million. The decrease in cash provided by operating activities was principally due to lower net income and higher levels of accounts receivables principally as a result of higher net sales in North America and the Middle East, partially offset by higher accounts payable and accrued expenses principally as a result of higher net sales.

Working capital was $631.5 million at December 26, 2014 compared with $633.0 million at December 27, 2013, a decrease of $1.5 million. This decrease in working capital is principally due to lower inventory and higher accounts payable and accrued expenses, partially offset by higher accounts receivable and pre-paid expenses and other current assets. The increase in accounts receivable, and accounts payable and accrued expenses was principally due to higher net sales. The increase in pre-paid expenses and other current assets were principally the result of favorable foreign currency hedges.

Net cash used in investing activities was $160.2 million for 2014, $161.9 million for 2013 and $72.4 million for 2012. Net cash used in investing activities for 2014 consisted of $149.1 million in capital expenditures and $12.7 million in purchase of businesses, partially offset by $1.6 million in proceeds from sales of property, plant and equipment. Our capital expenditures totaled $149.1 million in 2014. Approximately $75.8 million of our capital expenditures was related to the other fresh produce segment consisting principally for expansion of our tomato operations in the United States, a new fresh-cut fruit plant in Japan, and expansion and improvements to production facilities in Costa Rica, Chile, the Philippines and the Middle East. Approximately $48.2 million of our 2014 capital expenditures was related to the banana segment, consisting primarily of expansion of our production operations in the Philippines, improvements and expansion of our production operations in Central America, and distribution centers in North America and Europe. Approximately $21.1 million of our capital expenditures in 2014 was related to the prepared food segment, consisting principally of expansion and improvements to production facilities in Kenya, Costa Rica, Jordan and Greece. Also included in our capital expenditures in 2014 was approximately $4.0 million for information technology systems. The purchase of business of $12.8 million consisted of two pineapple farms in Costa Rica.

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

  Net cash (used in) provided by financing activities was $(88.7) million for 2014, $51.2 million for 2013 and $(103.5) million for 2012. Net cash (used in) financing activities for 2014 of $(88.7) million consisted of $131.1 million in repurchase of ordinary shares and $27.9 million in dividends paid, partially offset by $16.3 million of net borrowings on long-term debt, $48.9 million in proceeds from stock options exercised, $5.0 million in contributions from noncontrolling interest and $0.1 million in excess tax benefit from stock-based compensation. Repurchases of ordinary shares of $131.1 million were made under our 2013 three-year stock repurchase program and included approximately $81.6 million related to our modified dutch auction tender offer which expired on December 2, 2014.

Net cash provided by financing activities for 2013 of $51.2 million consisted of net borrowing on long-term debt of $127.3 million, contributions from noncontrolling interests of $3.6 million and proceeds from stock options exercised of $44.0 million, partially offset by repurchase of ordinary shares of $95.5 million and dividends paid of $28.2 million.

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

We finance our working capital and other liquidity requirements primarily through cash from operations and borrowings under our $500 million syndicated senior unsecured revolving credit facility maturing October 23, 2017 (the "Credit Facility") with Bank of America, NA as administrative agent. Borrowings under the Credit Facility bear interest at a spread over the London Interbank Offer Rate ("LIBOR") that varies with our leverage ratio. The Credit Facility also includes a swing line facility and a letter of credit facility. We intend to use the Credit Facility from time to time for our working capital needs, capital expenditues, possible funding of acquisitions, possible share repurchases and satisfaction of other obligations.

At December 26, 2014, we had borrowings of $262.5 million outstanding under the Credit Facility bearing interest at a per annum rate of 1.52%. In addition, we pay a fee on unused commitments.

The Credit Facility is unsecured as long as we meet a certain leverage ratio and also requires us to comply with certain financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers. As of December 26, 2014, we were in compliance with all of the financial and other covenants contained in the Credit Facility.

At December 26, 2014, we had $236.1 million of borrowing availability under committed working capital facilities, primarily under the Credit Facility.  At December 26, 2014, we applied $15.4 million to the letter of credit facility, comprised primarily of certain contingent obligations and other governmental agencies and purchases of equipment guarantees. We also had $11.3 million in other letters of credit and bank guarantees not included in the letter of credit facility.

As of December 26, 2014, we had $266.9 million of long-term debt and capital lease obligations, including the current portion, consisting of $262.5 million outstanding under the Credit Facility, $1.0 million of capital lease obligations and $3.4 million of other long-term debt and notes payable.

Based on our operating plan, combined with our borrowing limit under our Credit Facility, we believe we will have sufficient resources to meet our cash obligations in the foreseeable future. As of December 26, 2014, we had cash and cash equivalents of $34.1 million.

We paid approximately $5.6 million in severance payments and contractual obligations during 2014, primarily as a result of the closure of distribution centers in the United Kingdom and Germany and restructuring of our fresh-cut facilities in the United Kingdom. We expect to make additional payments of approximately $2.6 million principally related to the previously announced closure of certain under-utilized banana distribution facilities in the United Kingdom and Germany as well as restructuring in France. These cash outlays were or will be funded from operating cash flows and available borrowings under our credit facilities.

The principal capital expenditures planned for 2015 consist primarily of the expansion and improvement of production facilities in Costa Rica, the Philippines, Kenya, Nicaragua, Mexico and Chile. In addition, we also plan capital expenditures for expansion and improvements of our distribution and fresh-cut facilities in North America, the Middle East and Asia and production facilities in the UAE. We expect to fund our capital expenditures in 2015 through operating cash flows and borrowings under our Credit Facility. We generated cash from operations of $230.7 million in 2014 and had $222.1 million of borrowing capacity available under our Credit Facility as of December 26, 2014.

The fair value of our derivatives changed from a net liability of $(3.3) million as of December 27, 2013 to a net asset of $25.6 million as of December 26, 2014, related to our foreign currency cash flow hedges.  For foreign currency hedges, these fluctuations are primarily driven by the strengthening or weakening of the U.S. dollar compared to currencies being hedged relative to the contracted exchange rates and the settling of a number of contracts throughout 2014. During 2014, we predominately entered into derivative contracts to hedge the British pound, Euro, Japanese yen, and Polish zloty relative to our sales. We also entered into contracts to hedge the Costa Rican colon, Korean won, Philippine peso, and Chilean peso, in order to hedge our production and procurement costs. The change in 2014 was primarily related to the stronger U.S. dollar relative to the euro and yen when compared to contracted exchange rates.

We enter into derivative instruments with counterparties that are highly rated and do not expect a deterioration of our counterparty’s credit ratings; however, the deterioration of our counterparty’s credit ratings would affect the Consolidated  Financial Statements in the recognition of the fair value of the hedges that would be transferred to earnings as the contracts settle. We expect that $22.5 million and $3.1 million of the net fair value of hedges recognized as a net gain in accumulated other comprehensive income ("AOCI") will be transferred to earnings during the next 12 months and in 2016, respectively, along with the effect of the related forecasted transaction.

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

Stock-based compensation expense related to stock options, restricted stock awards and restricted stock units, for the year ended December 26, 2014, included in the determination of income before provision for income taxes and net income, totaled $12.4 million on the straight-line, single award basis, and is included in the accompanying Consolidated Statements of Income for the year ended December 26, 2014 in selling, general and administrative expenses.

We realized an excess share-based payment deduction resulting from stock options exercised through a reduction in taxes currently payable and related effect on cash flows of less than $0.1 million for the year ended December 26, 2014. The amount of cash received from the exercise of stock options was $48.9 million for the year ended December 26, 2014. As of December 26, 2014, the total remaining unrecognized compensation costs related to non-vested stock options and restricted stock units amounted to $6.5 million and $10.7 million, respectively, which will be amortized over the weighted-average remaining requisite service period of 1.9 and 2.1 years, respectively.

Goodwill and Indefinite-Lived Intangible Assets

We assess goodwill for impairment on an annual basis on the first day of the fourth quarter of each year, or sooner if events indicate such a review is necessary. As part of the 2004 Del Monte Foods acquisition, we also acquired perpetual, royalty-free licenses to use the DEL MONTE® brand for processed and/or canned food in more than 100 countries throughout Europe, Africa, the Middle East and countries formerly part of the Soviet Union.  This indefinite-lived intangible asset is not being amortized but is reviewed for impairment consistent with the Codification guidance on “Intangibles – Goodwill and Other” and includes

$44.6 million other non-current assets at December 26, 2014 related to these licenses and is fair valued based on the annual impairment assessment performed during the fourth quarter.

Based on this valuation that is performed during the fourth quarter, we have determined that there was no impairment of goodwill in 2014. Potential impairment exists if the fair value of a reporting unit to which goodwill has been allocated is less than the carrying value of the reporting unit. The amount of the impairment to recognize, if any, is calculated as the amount by which the carrying value of goodwill exceeds its implied fair value. Future changes in the estimates used to conduct the impairment review, including revenue projection, market values and changes in the discount rate used, could cause the analysis to indicate that our goodwill is impaired in subsequent periods and result in a write-down of a portion or all of our goodwill. The discount rate used is based on independently calculated risks, our capital mix and an estimated market risk premium. As of December 26, 2014, we are not aware of any items or events that would cause an adjustment to the carrying value of Goodwill and Indefinite-Lived Intangible Assets.

As a result of our annual impairment test performed in 2013 and failure of the prepared food business to meet our expectations due to under-performance in Europe and a recent cyclical downturn in industrial products, we recorded $99.6 million of asset impairment charges, which includes impairments of $75.7 million of goodwill and $23.9 million of trademark related to the 2004 acquisition of the Prepared Food business in Europe, Africa, the Middle East and the countries formerly part of the Soviet Union.

The fair value of the prepared food unit’s trademarks are highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets.

If we are unable to recover from current challenging economic conditions in Europe, the prepared food reporting unit trademarks may be at risk for impairment in the future.

The following table highlights the sensitivities of the goodwill and indefinite-lived intangibles at risk as of December 26, 2014  (U.S. dollars in millions):

Remaining DEL MONTE® Trade Names and Trademarks
Carrying value of indefinite-lived intangible assets	$44.6

Approximate percentage by which the fair value exceeds the carrying value based on annual impairment test as of 1st day of fourth quarter	5.5%

Amount that a one percentage point increase in the discount rate and a 5% decrease in cash flows would cause the carrying value to exceed the fair value and trigger a fair valuation	$3.3

Impairment of Long-Lived Assets

We account for the impairment of long-lived assets in accordance with the the Codification guidance related to “Property, Plant and Equipment”. The Codification guidance requires write-downs to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. We recorded charges related to impairment of long-lived assets in 2014, 2013 and 2012 of $2.2 million, $22.1 million and $2.2 million, respectively. Such charges are included in asset impairment and other charges, net in the accompanying Consolidated Statements of Income for the years ended December 26, 2014, December 27, 2013 and December 28, 2012.

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

Environmental Remediation Liabilities

Estimated expenses associated with environmental remediation obligations are accrued when such expenses are probable and can be reasonably estimated. We have recorded provisions for the Kunia Well Site related to the expected environmental remediation. The related liability is based on the Record of Decision, which was issued by the EPA on September 25, 2003. Certain portions of the EPA’s estimates have been discounted using a 3% interest rate. In 2004, we commenced certain remediation and further testing activities. At December 26, 2014 and December 27, 2013, the total liability for the Kunia Well Site was $14.6 million and $16.4 million, respectively. During 2014, as a result of a meeting held with the EPA which resulted in changes to the remediation work being performed, we reduced the liability related to the Kunia well site clean-up by $1.4 million to $14.6 million. Going forward, we expect to expend approximately $0.8 million in 2015, and $4.7 million for 2016 through 2019 on this matter. The ultimate amount of the cost for the expected environmental remediation of the Kunia Well Site is dependent on the actual cost. Actual remediation costs could significantly differ from our estimates.

Derivative Financial Instruments

We account for derivative financial instruments in accordance with the ASC guidance on “Derivatives and Hedging”. The ASC on “Derivatives and Hedging” requires us to recognize the value of derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated as a hedge and qualifies as part of a hedging relationship. The accounting also depends on the type of hedging relationship, whether a cash flow hedge, a fair value hedge, or hedge of a net investment in a foreign operation. A fair value hedge requires that the effective portion of the change in the fair value of a derivative financial instrument be offset against the change in the fair value of the underlying asset, liability, or firm commitment being hedged through earnings. A cash flow hedge requires that the effective portion of the change in the fair value of a derivative instrument be recognized in other comprehensive income, a component of shareholders’ equity, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the change in fair value of a derivative instrument is to be recognized in earnings. The ineffective portion of the change in fair value is immaterial for the years ended December 26, 2014 and December 27, 2013.

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

During 2014, we recognized an additional charge of $1.7 million for a total contract termination obligation of $3.1 million related to lease payments that will continue to be incurred throughout the lease term or upon termination of the lease contract beyond our cease-use date for under-utilized distribution facilities in the United Kingdom in the banana segment. We estimated the fair value of this obligation using an income based approach, whereby our cash flow was adjusted for a market premium risk. The fair value of the contract termination obligation is classified as Level 3 of the fair value hierarchy due to the mix of unobservable inputs utilized.

During 2014, we recognized $0.5 million in asset impairment charges related to certain under-performing banana ripening assets in Germany. We estimated the fair value of these assets of $0.2 million using the market approach. The fair value of these assets are classified as Level 3 of the fair value hierarchy due to the mix of unobservable inputs utilized.

During 2013, we recognized $11.4 million in asset impairment and other charges a result of our decision to discontinue exporting bananas from Brazil and close six farms. The asset impairment consisted of a write-down of $1.0 million related to land that will be utilized for the production of other products with a carrying value of $8.8 million. The land was written down to a value of $7.8 million We estimated the fair value of these assets using the market approach. The fair valuation of the assets and contract termination obligation of $7.8 million are classified as Level 3 of the fair value hierarchy due to the mix of unobservable inputs utilized.

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

New Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") related to how a reporting entity must report its going-concern uncertainties in their financial statements. The new standard requires that management perform interim and annual assessments of its ability to continue as a going concern within one year of the date of issuance of its financial statements. We would be required to provide certain disclosure if there is "substantial doubt about our ability to continue as a going concern." According to the FASB, this update is meant to enhance the timeliness, clarity, and consistency of related disclosure and improve convergence with International Financial Reporting Standards, which emphasize management's responsibility for performing the going concern assessment. The amendment in this ASU will be effective for us for year end 2016 and interim periods thereafter. Early adoption is permitted. We are evaluating the impact of adoption of this ASU on our financial disclosures, but don't expect this ASU to have a significant effect.

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

Trend Information

Our net sales are affected by numerous factors, including mainly the balance between the supply of and demand for our produce and competition from other fresh produce companies. Our net sales are also dependent on our ability to supply a consistent volume and quality of fresh produce to the markets we serve. For example, seasonal variations in demand for bananas as a result of increased supply and competition from other fruit are reflected in the seasonal fluctuations in banana prices, with the first six months of each year generally exhibiting stronger demand and higher prices, except in those years where an excess supply exists.  In 2014, our overall banana sales volume increased by 5% and our average per unit sales prices increased by 2%. Our net sales of other fresh produce were positively impacted by higher sales volumes of avocados, pineapples and tomatoes combined with higher sales volume of our fresh-cut products in the Middle East and Asia. In our processed foods business, we generally realize the largest portion of our net sales and gross profit in the third and fourth quarters of the year. During 2014, our prepared food net sales increased principally as a result of higher production in our poultry operations in Jordan combined with improved pricing and production volume of our industrial products.

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

In the pineapple and non-tropical fruit markets, we believe that the high degree of capital investment and cultivation expertise required, as well as the longer length of the growing cycle, makes it relatively difficult to enter the market. In addition, our profitability has depended significantly on our gross profit on the sale of our Del Monte Gold ® Extra Sweet pineapples. In 2014, our overall pineapple sales volume increased by 14% and our average per unit sales prices decreased by 1%. Increased competition in the production and sale of Del Monte Gold ® Extra Sweet pineapples could adversely affect our results. We expect these competitive pressures to continue in 2015.

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

For example, banana import regulations have in prior years restricted our access to the EU banana market and increased the cost of doing business in the EU.  In December 2009, the EU entered into an agreement with certain Latin America banana exporting countries to settle the long running dispute over banana import tariffs.  This agreement was ratified during the first half of 2010. In addition, the EU will gradually reduce import tariffs on bananas from Latin America on an annual basis from €117 per ton in 2014 to €110 per ton in 2015.  Also, the EU has entered into Free Trade Agreements with Colombia, Peru and five Central American countries. Under these bilateral trade agreements, duties on bananas will fall progressively to €75 per ton by 2020. We cannot predict the impact of further changes to the banana import tariffs or new quotas on the EU banana market.

Our costs are determined in large part by the prices of fuel and packaging materials, including containerboard, plastic, resin and tin plate. We may be adversely affected if sufficient quantities of these materials are not available to us. Any significant increase in the cost of these items could also materially and adversely affect our operating results. Other than the cost of our products (including packaging), sea and inland transportation costs represent the largest component of cost of products sold. During 2013, cost of fuel decreased 7%, containerboard increased 4% and fertilizer decreased 13% as compared with 2012. During 2014, cost of fuel decreased 5%, containerboard increased 1% and fertilizer decreased 8%. In addition, we are subject to the volatility of the charter vessel market because six of our refrigerated vessels are chartered. These charters are principally for periods of two to 10 years.  Charter rates have generally remained stable over the past three years. As a result, significant increases in fuel, packaging material, fertilizer and charter rates would materially and adversely affect our results.

In our U.S. fresh-cut products and tomato production operations, we require a consistent supply of available labor to operate manufacturing facilities and to harvest growing crop. During 2014, we experienced labor shortages which resulted in reduced production and adversely affected our results. In order to obtain sufficient labor supplies in the United States, during 2015, our labor cost may increase.

Tabular Disclosure of Contractual Obligations

The following details information with respect to our contractual obligations as of December 26, 2014.

	(U.S. dollars in millions)
Contractual obligations by period	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Fruit purchase agreements	$2,023.6	$419.0	$609.7	$587.7	$407.2
Purchase obligations	285.8	214.4	30.1	20.0	21.3
Operating leases and charter agreements	255.1	54.9	92.8	74.5	32.9
Capital lease obligations	1.0	0.3	0.5	0.2	—
Long-term debt	265.9	1.9	264.0	—	—
Interest on long-term debt and capital lease obligations (1)	23.6	5.3	18.3	—	—
Retirement benefits	101.2	10.3	20.4	21.1	49.4
Uncertain tax positions	3.3	0.4	1.0	0.9	1.0
Totals	$2,959.5	$706.5	$1,036.8	$704.4	$511.8

We have agreements to purchase the entire or partial production of certain products of our independent growers in Costa Rica, Guatemala, Ecuador, Cameroon, Colombia, Chile, the United States and the Philippines that meet our quality standards. Total purchases under these agreements amounted to $811.3 million, $744.3 million and $650 million for 2014, 2013 and 2012, respectively.

(1) We utilize a variable interest rate on our long-term debt, and for presentation purposes we have used an assumed rate of 2%.

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

Exchange Rate Risk

Because we conduct our operations in many areas of the world involving transactions denominated in a variety of currencies, our results of operations as expressed in U.S. dollars may be significantly affected by fluctuations in rates of exchange between currencies. These fluctuations could be significant. Approximately 41% of our net sales and a significant portion of our costs and expenses in 2014 were denominated in currencies other than the dollar. We generally are unable to adjust our non-dollar local currency sales prices to reflect changes in exchange rates between the dollar and the relevant local currency. As a result, changes in exchange rates between the euro, Japanese yen, British pound or other currencies in which we receive sale proceeds and the dollar have a direct impact on our operating results. There is normally a time lag between our sales and collection of the related sales proceeds, exposing us to additional currency exchange rate risk.

To reduce currency exchange rate risk, we generally exchange local currencies for dollars promptly upon receipt. We periodically enter into currency forward contracts as a hedge against a portion of our currency exchange rate exposures; however, we may decide not to enter into these contracts during any particular period. As of December 26, 2014, we had several foreign currency cash flow hedges outstanding. The fair value of these hedges as of that date was a net liability of 25.6 million.

The results of a hypothetical 10% strengthening in the average value of the dollar during 2014 relative to the other currencies in which a significant portion of our net sales are denominated would have resulted in a decrease in net sales of approximately $160.7 million for the year ended December 26, 2014. This calculation assumes that each exchange rate would change in the same direction relative to the dollar. Our sensitivity analysis of the effects of changes in currency exchange rates does not factor in a potential change in sales levels or any offsetting gains on currency forward contracts.

Interest Rate Risk

As described in Note 11, “Long-Term Debt and Capital Lease Obligations” to the Consolidated Financial Statements, our indebtedness is both variable and fixed rate.

At December 26, 2014, our variable rate total debt had a carrying value of $265.9 million. The fair value of the debt approximates the carrying value because the variable rates approximate market rates. A 10% increase in the interest rate for 2014 would have resulted in a negative impact of approximately $0.3 million on our results of operations for the year ended December 26, 2014.

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

Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Senior Vice President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the COSO criteria, our management concluded that our internal control over financial reporting was effective as of December 26, 2014.

The effectiveness of our internal control over financial reporting as of December 26, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that is included elsewhere herein. That report expresses an unqualified opinion on the effectiveness of our internal control over financial reporting.

Fresh Del Monte Produce Inc.

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Shareholders of Fresh Del Monte Produce Inc.
We have audited Fresh Del Monte Produce Inc. and subsidiaries’ internal control over financial reporting as of December 26, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Fresh Del Monte Produce Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Fresh Del Monte Produce Inc. maintained, in all material respects, effective internal control over financial reporting as of December 26, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fresh Del Monte Produce Inc. as of December 26, 2014 and December 27, 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 26, 2014 of Fresh Del Monte Produce Inc. and our report dated February 18, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Miami, Florida
February 18, 2015

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Shareholders of Fresh Del Monte Produce Inc.
We have audited the accompanying consolidated balance sheets of Fresh Del Monte Produce Inc. and subsidiaries as of December 26, 2014 and December 27, 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 26, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fresh Del Monte Produce Inc. and subsidiaries at December 26, 2014 and December 27, 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 26, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fresh Del Monte Produce Inc.’s internal control over financial reporting as of December 26, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 18, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Miami, Florida
February 18, 2015

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(U.S. dollars in millions, except share and per share data)

	December 26, 2014	December 27, 2013
Assets
Current assets:
Cash and cash equivalents	$34.1	$42.5
Trade accounts receivable, net of allowance of $10.7 and $8.3, respectively	344.6	338.8
Other accounts receivable, net of allowance of $4.5 and $6.1, respectively	69.0	59.3
Inventories, net	516.1	533.1
Deferred income taxes	12.3	10.8
Prepaid expenses and other current assets	64.8	31.1
Total current assets	1,040.9	1,015.6

Investments in and advances to unconsolidated companies	2.0	2.1
Property, plant and equipment, net	1,170.2	1,101.2
Deferred income taxes	45.8	52.4
Other noncurrent assets	85.9	86.5
Goodwill	330.5	331.4
Total assets	$2,675.3	$2,589.2

Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued expenses	$382.1	$356.0
Current portion of long-term debt and capital lease obligations	2.2	2.8
Deferred income taxes	18.3	15.7
Income taxes and other taxes payable	6.8	8.1
Total current liabilities	409.4	382.6

Long-term debt and capital lease obligations	264.7	248.6
Retirement benefits	89.8	80.4
Other noncurrent liabilities	49.5	47.2
Deferred income taxes	74.0	79.2
Total liabilities	887.4	838.0

Commitments and contingencies

Shareholders' equity:

Preferred shares, $0.01 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.01 par value; 200,000,000 shares authorized; 53,899,923 and 56,218,437 issued and outstanding, respectively	0.5	0.6
Paid-in capital	546.4	530.1
Retained earnings	1,198.4	1,185.8
Accumulated other comprehensive income (loss)	2.6	(3.4)
Total Fresh Del Monte Produce Inc. shareholders' equity	1,747.9	1,713.1
Noncontrolling interests	40.0	38.1
Total shareholders' equity	1,787.9	1,751.2
Total liabilities and shareholders' equity	$2,675.3	$2,589.2

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(U.S. dollars in millions, except share and per share data)

	Year ended
	December 26, 2014	December 27, 2013	December 28, 2012
Net sales	$3,927.5	$3,683.7	$3,421.2
Cost of products sold	3,562.7	3,393.3	3,079.5
Gross profit	364.8	290.4	341.7

Selling, general and administrative expenses	175.8	176.9	177.2
Loss (gain) on disposal of property, plant and equipment	4.3	4.9	(0.2)
Goodwill and trademark impairment charges	—	99.6	—
Asset impairment and other charges, net	11.2	37.1	3.3
Operating income (loss)	173.5	(28.1)	161.4

Interest expense	3.2	2.9	3.0
Interest income	0.6	0.7	0.7
Other expense (income), net	12.0	(13.6)	1.9
Income (loss) before income taxes	158.9	(16.7)	157.2

Provision for income taxes	14.3	17.2	12.2
Net income (loss)	$144.6	$(33.9)	$145.0

Less: Net income attributable to noncontrolling interests	2.2	0.5	1.8
Net income (loss) attributable to Fresh Del Monte Produce Inc.	$142.4	$(34.4)	$143.2

Net income (loss) per ordinary share attributable to Fresh Del Monte Produce Inc. - Basic	$2.54	$(0.61)	$2.47

Net income (loss) per ordinary share attributable to Fresh Del Monte Produce Inc. - Diluted	$2.53	$(0.61)	$2.46

Dividends declared per ordinary share	$0.50	$0.50	$0.40

Weighted average number of ordinary shares:
Basic	55,966,531	56,426,294	57,937,245
Diluted	56,347,092	56,426,294	58,121,501

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(U.S. dollars in millions)

	Year ended
	December 26, 2014	December 27, 2013	December 28, 2012
Net income (loss)	$144.6	$(33.9)	$145.0

Other comprehensive income (loss):
Net unrealized gain (loss) on derivatives	28.3	10.3	(21.1)
Net unrealized foreign currency translation (loss) gain	(12.8)	(0.3)	9.1
Net unrealized (loss) gain on available-for-sale investments	—	(2.7)	2.7
Net change in retirement benefit adjustment, net of tax	(9.7)	12.5	(12.5)
Comprehensive income (loss)	150.4	(14.1)	123.2
Less: comprehensive income (loss) attributable to noncontrolling interests	2.0	(1.2)	3.3
Comprehensive income (loss) attributable to Fresh Del Monte Produce Inc.	$148.4	$(12.9)	$119.9

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in millions)

	Year ended
	December 26, 2014	December 27, 2013	December 28, 2012
Operating activities:
Net income (loss)	$144.6	$(33.9)	$145.0
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	73.3	69.9	70.0
Amortization of debt issuance costs	0.4	0.4	1.2
Stock-based compensation expense	12.4	9.9	10.3
Goodwill and trademark impairment charges	—	99.6	—
Asset impairment charges, net	2.2	22.1	2.2
Change in uncertain tax positions	0.2	3.3	(7.0)
Gain on sale of securities	—	(2.3)	(3.0)
Loss (gain) on disposal of property, plant and equipment	4.3	4.9	(0.2)
Equity (income) of unconsolidated companies	—	(0.1)	(0.7)
Deferred income taxes	4.7	4.5	0.5
Excess tax benefit from stock-based compensation	(0.1)	—	(3.6)
Foreign currency translation adjustment	(4.4)	(2.4)	3.6
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(20.2)	(45.1)	1.7
Inventories	8.2	(50.6)	(50.6)
Prepaid expenses and other current assets	(11.9)	(4.5)	3.1
Accounts payable and accrued expenses	17.5	27.4	(6.2)
Other noncurrent assets and liabilities	(0.5)	5.6	6.3
Net cash provided by operating activities	230.7	108.7	172.6

Investing activities:
Capital expenditures	(149.1)	(159.5)	(79.7)
Purchase of securities available for sale	—	—	(11.0)
Proceeds from sales of property, plant and equipment	1.6	10.4	9.8
Proceeds from sale of securities available for sale	—	7.8	8.5
Purchase of businesses	(12.7)	(20.6)	—
Net cash used in investing activities	(160.2)	(161.9)	(72.4)

Financing activities:
Borrowings from long-term debt	628.8	694.5	505.3
Payments on long-term debt	(612.5)	(567.2)	(593.4)
Contributions from noncontrolling interests	5.0	3.6	7.0
Proceeds from stock options exercised	48.9	44.0	10.1
Excess tax benefit from stock-based compensation	0.1	—	3.6
Repurchase and retirement of ordinary shares	(131.1)	(95.5)	(12.9)
Dividends paid	(27.9)	(28.2)	(23.2)
Net cash (used in) provided by financing activities	(88.7)	51.2	(103.5)

Effect of exchange rate changes on cash	9.8	4.6	(3.7)
Net (decrease) increase in cash and cash equivalents	(8.4)	2.6	(7.0)
Cash and cash equivalents, beginning	42.5	39.9	46.9
Cash and cash equivalents, ending	$34.1	$42.5	$39.9

Supplemental cash flow information:
Cash paid for interest	$2.9	$2.0	$1.6
Cash paid for income taxes	$9.3	$18.2	$8.7

Non-cash financing and investing activities:
Purchase of businesses	$0.2	$4.1	$—
Sale of unconsolidated subsidiary	$—	$—	$0.8
Retirement of ordinary shares	$146.5	$94.0	$14.4
Purchases of assets under capital lease obligations	$0.8	$0.6	$0.1
Dividends on restricted share units	$(0.1)	—	—
See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(U.S. dollars in millions, except share data)

	Ordinary Shares Outstanding	Ordinary Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Fresh Del Monte Produce Inc. Shareholders' Equity	Non-Controlling Interests	Total Equity
Balance at December 30, 2011	57,764,454	$0.6	$483.6	$1,206.8	$(1.6)	$1,689.4	$25.7	$1,715.1
Exercises of stock options	475,918	—	10.1	—	—	10.1	—	10.1
Issuance of restricted stock awards	27,573	—	—	—	—	—	—	—
Share-based payment expense	—	—	10.3	—	—	10.3	—	10.3
Excess tax benefit from stock-based compensation	—	—	3.6	—	—	3.6	—	3.6
Capital contribution from non-controlling interest	—	—	—	—	—	—	6.7	6.7
Repurchase and retirement of ordinary shares	(560,560)	—	(3.9)	(10.5)	—	(14.4)	—	(14.4)
Dividend declared	—	—	—	(23.2)	—	(23.2)	—	(23.2)
Comprehensive income:						—
Net income	—	—	—	143.2	—	143.2	1.8	145.0
Unrealized gain on derivatives	—	—	—	—	(21.1)	(21.1)	—	(21.1)
Net unrealized loss of available-for-sale- investments	—	—	—	—	2.7	2.7	—	2.7
Net foreign currency translation adjustment	—	—	—	—	7.5	7.5	1.6	9.1
Change in retirement benefit adjustment	—	—	—	—	(12.4)	(12.4)	(0.1)	(12.5)
Comprehensive income						119.9	3.3	123.2
Balance at December 28, 2012	57,707,385	$0.6	$503.7	$1,316.3	$(24.9)	$1,795.7	$35.7	$1,831.4
Exercises of stock options	1,975,339	—	44.0	—	—	44.0	—	44.0
Issuance of restricted stock awards	26,201	—	—	—	—	—	—	—
Share-based payment expense	—	—	9.9	—	—	9.9	—	9.9
Excess tax benefit from stock-based compensation	—	—	(1.4)	—	—	(1.4)	—	(1.4)
Capital distribution to non-controlling interest	—	—	—	—	—	—	3.6	3.6
Repurchase and retirement of ordinary shares	(3,490,488)	—	(26.1)	(67.9)	—	(94.0)	—	(94.0)
Dividend declared	—	—	—	(28.2)	—	(28.2)	—	(28.2)
Comprehensive income:						—
Net income	—	—	—	(34.4)	—	(34.4)	0.5	(33.9)
Unrealized gain on derivatives	—	—	—	—	10.3	10.3	—	10.3
Net unrealized gain of available-for-sale- investments	—	—	—	—	(2.7)	(2.7)	—	(2.7)
Net foreign currency translation adjustment	—	—	—	—	1.4	1.4	(1.7)	(0.3)
Change in retirement benefit adjustment	—	—	—	—	12.5	12.5	—	12.5
Comprehensive income						(12.9)	(1.2)	(14.1)
Balance at December 27, 2013	56,218,437	$0.6	$530.1	$1,185.8	$(3.4)	$1,713.1	$38.1	$1,751.2
Exercises of stock options	1,945,939	—	48.9	—	—	48.9	—	48.9
Issuance of restricted stock awards	26,117	—	—	—	—	—	—	—
Issuance of restricted stock units	287,202	—	—	—	—	—	—	—
Share-based payment expense	—	—	12.4	—	—	12.4	—	12.4
Tax deficiency from stock-based compensation	—	—	(0.5)	—	—	(0.5)	—	(0.5)
Capital contribution from non-controlling interest	—	—	—	—	—	—	(0.1)	(0.1)
Repurchase and retirement of ordinary shares	(4,577,772)	(0.1)	(44.5)	(101.9)	—	(146.5)	—	(146.5)
Dividend declared	—	—	—	(27.9)	—	(27.9)	—	(27.9)
Comprehensive income:						—
Net income	—	—	—	142.4	—	142.4	2.2	144.6
Unrealized gain on derivatives	—	—	—	—	28.3	28.3	—	28.3
Net unrealized loss of available-for-sale- investments	—	—	—	—	—	—	—	—
Net foreign currency translation adjustment	—	—	—	—	(12.8)	(12.8)	—	(12.8)
Change in retirement benefit adjustment	—	—	—	—	(9.5)	(9.5)	(0.2)	(9.7)
Comprehensive income						148.4	2.0	150.4
Balance at December 26, 2014	53,899,923	$0.5	$546.4	$1,198.4	$2.6	$1,747.9	$40.0	$1,787.9

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

Reference in this Report to "Fresh Del Monte", “we”, “our” and “us” and the “Company” refer to Fresh Del Monte Produce Inc. and its subsidiaries, unless the context indicates otherwise.

We were incorporated under the laws of the Cayman Islands in 1996 and are engaged primarily in the worldwide production, transportation and marketing of fresh produce. We source our products, which include bananas, pineapples, melons and non-tropical fruit (including grapes, apples, pears, peaches, plums, nectarines,  avocados, citrus and kiwis) and tomatoes, primarily from Central America, South America, Africa and the Philippines. We also source products from North America, Europe and the Middle East and distribute our products in North America, Europe, Middle East, Asia, South America and Africa. Products are sourced from our company-owned farms, through joint venture arrangements and through supply contracts with independent growers. We have the exclusive right to use the DEL MONTE® brand for fresh fruit, fresh vegetables and other fresh and fresh-cut produce and certain other specified products on a royalty-free basis under a worldwide, perpetual license from Del Monte Corporation, an unaffiliated company that owns the DEL MONTE® trademark. We are also a producer, marketer and distributor of prepared fruit and vegetables, juices and snacks and we hold a perpetual, royalty-free license to use the DEL MONTE® brand for prepared foods throughout Europe, Africa, the Middle East and countries formerly part of the Soviet Union. Del Monte Corporation and several other unaffiliated companies manufacture, distribute and sell under the DEL MONTE® brand canned or processed fruit, vegetables and other produce, as well as dried fruit, snacks and other products in certain geographic regions.

We are required to evaluate events occurring after December 26, 2014, our fiscal year end, for recognition and disclosure in the Consolidated Financial Statements for the year ended December 26, 2014.  Events are evaluated based on whether they represent information existing as of December 26, 2014, which require recognition in the Consolidated Financial Statements, or new events occurring after December 26, 2014, which do not require recognition but require disclosure if the event is significant to the Consolidated Financial Statements.  We evaluated events occurring subsequent to December 26, 2014 through the date of issuance of these Consolidated Financial Statements.

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

VAT are primarily related to purchases by production units and will be refunded by the taxing authorities. As of December 26, 2014 and December 27, 2013, $28.8 million and $22.6 million net of allowance of $0.6 million and $0.9 million, respectively, of these amounts were classified as current in other accounts receivable and $10.8 million and $10.1 million, net of allowance of $12.1 million and $10.2 million, respectively, were classified as noncurrent in other noncurrent assets on our Consolidated Balance Sheets.

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

Inventories consisted of the following (U.S. dollars in millions):

	December 26, 2014	December 27, 2013
Finished goods	$198.7	$215.7
Raw materials and packaging supplies	152.6	156.5
Growing crops	164.8	160.9
Total inventories	$516.1	$533.1

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Summary of Significant Accounting Policies (continued)

Growing Crops

Expenditures on pineapple, melon, tomato and non-tropical fruit growing crops are valued at the lower of cost or market and are deferred and charged to cost of products sold when the related crop is harvested and sold. The deferred growing costs included in inventories in our Consolidated Balance Sheets consist primarily of land preparation, cultivation, irrigation and fertilization costs. Expenditures related to banana crops are expensed in the year incurred due to the continuous nature of the crop.

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

Property, Plant and Equipment and Other Definite-Lived or Long-Lived Assets

Property, plant and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from 10 to 40 years for buildings, five to 20 years for ships and containers, three to 20 years for machinery and equipment, three to seven years for furniture, fixtures and office equipment and five to 10 years for automotive equipment. Leasehold improvements are amortized over the term of the lease, or the estimated useful life of the related asset, whichever is shorter. Definite-lived intangibles are amortized over their useful lives with a weighted average amortization period of 21.5 years.  Amortization expense related to definite-lived intangible assets totaled $0.8 million, $0.8 million, and $0.7 million for 2014, 2013 and 2012, respectively, and is included in cost of products sold.

When assets are retired or disposed of, the costs and accumulated depreciation or amortization are removed from the respective accounts and any related gain or loss is recognized. Maintenance and repairs are charged to expense as incurred. Significant expenditures, which extend the useful lives of assets, are capitalized. Interest is capitalized as part of the cost of construction.

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of an asset exceeds the asset’s fair value, we measure and record an impairment loss for the excess. The fair value of an asset is measured by either determining the expected future undiscounted cash flow of the asset or by independent appraisal. For long-lived assets held for sale, we record impairment losses when the carrying amount is greater than the fair value less the cost to sell. We discontinue depreciation of long-lived assets when these assets are classified as held for sale and include the net book value of these assets in prepaid expenses and other current assets. Our long-lived assets are primarily composed of property, plant and equipment and definite-lived intangible assets. See Note 6, “Property, Plant and Equipment” and Note 7, “Goodwill and Other Intangible Assets”.

We recorded charges related to impairment of long-lived assets in 2014, 2013 and 2012 of $2.2 million, $22.1 million and $2.2 million, respectively. Such charges are included in asset impairment and other charges, net in the accompanying Consolidated Statements of Income for the years ended December 26, 2014, December 27, 2013 and December 28, 2012 and as described further in Note 3, “Asset Impairment and Other Charges, Net”.

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

As a result of our annual impairment test performed during the first day of the fourth quarter during 2013 and due to the failure of the prepared food business to meet our expectations, we recorded $99.6 million of asset impairment charges, of which $75.7 million was related to the impairment of the unit's goodwill and $23.9 million was related to the impairment of the perpetual, royalty-free licenses to use the DEL MONTE® brand trademarks. This goodwill and trademark was related to the 2004 Prepared Food acquisition in Europe, Africa, the Middle East and the countries formerly part of the Soviet Union. We had no additional impairment to record during our 2014 impairment testing.
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

During 2014, we recorded a $0.5 million inventory write-down due to restructuring of the Chilean plastic business.

During 2013, we recorded a $1.4 million deferred growing crop inventory write-down as a result of adverse weather conditions in our Chilean non-tropical fruit growing operations.

During 2012, we recorded $0.4 million in inventory and clean-up costs related to flood damages to our Costa Rica banana farms partially offset by $0.2 million in insurance proceeds in cost of products sold. We also recorded $0.7 million in inventory write-offs related to exit activities in Brazil in the other fresh produce segment in cost of products sold.

Advertising and Promotional Costs

We expense advertising and promotional costs as incurred. Advertising and promotional costs, which are included in selling, general and administrative expenses, were $18.3 million for 2014, $20.1 million for 2013, and $19.7 million for 2012.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Summary of Significant Accounting Policies (continued)

Debt Issuance Costs

Debt issuance costs relating to long-term debt are amortized over the term of the related debt instrument because the costs are primarily related to our revolving credit facility and are included in other noncurrent assets. Debt issuance cost amortization, which is included in interest expense, was $0.4 million, $0.4 million and $1.2 million for 2014, 2013 and 2012, respectively. See Note 11, “Long-Term Debt and Capital Lease Obligations” for further disclosure on our credit facility.

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

Other expense, net, in the accompanying Consolidated Statements of Income includes a net foreign exchange loss of $10.8 million, $2.6 million, and $4.4 million for 2014, 2013 and 2012, respectively. These amounts include the effect of foreign currency remeasurement and realized foreign currency transaction gains and losses.

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

See Note 19, “Fair Value Measurements” for more information.

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

See Note 15, “Stock-Based Compensation” for more information.

Derivative Financial Instruments

We account for derivative financial instruments in accordance with the ASC guidance on “Derivatives and Hedging”.  The ASC on “Derivatives and Hedging” requires us to recognize the value of derivative instruments as either assets or liabilities in the statement of financial position at fair value.  The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated as a hedge and qualifies as part of a hedging relationship.  The accounting also depends on the type of hedging relationship, whether a cash flow hedge, a fair value hedge, or hedge of a net investment in a foreign operation.  A fair value hedge requires that the effective portion of the change in the fair value of a derivative financial instrument be offset against the change in the fair value of the underlying asset, liability, or firm commitment being hedged through earnings. A cash flow hedge requires that the effective portion of the change in the fair value of a derivative instrument be recognized in other comprehensive income, a component of shareholders’ equity, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  The ineffective portion of the change in fair value of a derivative instrument is recognized in earnings.

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

See Note 14, “Retirement and Other Employee Benefits” for more information.

New Accounting Pronouncements

In August 2014, the FASB issued an Accounting Standards Update ("ASU") related to how a reporting entity must report its going-concern uncertainties in their financial statements. The new standard requires that management perform interim and annual assessments of its ability to continue as a going concern within one year of the date of issuance of its financial statements. We would be required to provide certain disclosure if there is "substantial doubt about our ability to continue as a going concern." According to the FASB, this update is meant to enhance the timeliness, clarity, and consistency of related disclosure and improve convergence with International Financial Reporting Standards, which emphasize management's responsibility for performing the going concern assessment. The amendment in this ASU will be effective for us for year end 2016 and interim periods thereafter. Early adoption is permitted. We are evaluating the impact of adoption of this ASU on our financial disclosures, but don't expect this ASU to have a significant effect.

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

3. Asset Impairment and Other Charges, Net

We recorded asset impairment and other charges, net totaling $11.2 million, $37.1 million and $3.3 million for the years 2014, 2013 and 2012, respectively, which were the result of exit activities, asset impairments and other charges.

The following represents the detail of asset impairment and exit activity and other charges, net for the year ended December 26, 2014 by reportable segment (U.S. dollars in millions):

	Long-lived and other asset impairment	Exit activity and other charges (credits)	Total
Banana segment:
Charges related to infringement of European Union competition rules by a former indirect subsidiary	$—	$8.8	$8.8
Brazil termination of employee benefits due to decision to discontinue banana exports	—	1.4	1.4
United Kingdom contract termination on leased facilities	—	1.7	1.7
Germany impairment of under-performing banana ripening assets	0.5	—	0.5
Other fresh produce segment:
Chile farm asset impairment due to adverse weather conditions	1.3	—	1.3
Chile termination of employee benefits and asset impairment due to restructuring of plastic business	0.1	0.5	0.6
Hawaii favorable settlement of litigation	—	(2.9)	(2.9)
Intangible asset write-off	0.3	—	0.3
United Kingdom termination of employee benefits due to restructuring	—	0.1	0.1
Reversal of previously accrued environmental liability in Hawaii, net of other charges	—	(1.3)	(1.3)
Prepared food segment:
Termination of employee benefits due to restructuring in Germany and France	—	0.7	0.7
Total asset impairment and other charges, net	$2.2	$9.0	$11.2

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Asset Impairment and Other Charges, Net (continued)

The following represents the detail of asset impairment and exit activity and other charges (credits), net for the year ended December 27, 2013 by reportable segment (U.S. dollars in millions):

	Long-lived and other asset impairment (credits)	Exit activity and other charges (credits)	Total
Banana segment:
Brazil termination of employee benefits due to decision to discontinue banana exports	$11.4	$—	$11.4
United Kingdom gain on sale of previously impaired under-utilized facility	(2.5)	—	(2.5)
United Kingdom contract termination costs	—	0.2	0.2
Costa Rica closure of certain banana plantations	4.3	—	4.3
Germany closure of under-utilized distribution centers	0.7	1.9	2.6
Cameroon termination of employee benefits due to restructuring	—	0.8	0.8
Philippines closure of certain banana plantations	0.7	—	0.7
Poland closure of under-utilized distribution centers	—	0.2	0.2
Other fresh produce segment:
Brazil previously announced decision to discontinue pineapple and melon operations	7.1	—	7.1
Chile farm adverse weather condition damages	0.1	—	0.1
United Kingdom termination of employee benefits due to fresh-cut restructuring	—	0.7	0.7
Central America watermelon farm closure	0.3	—	0.3
North America settlement of unfavorable outcome to breach of contract litigation	—	9.0	9.0
North America unfavorable litigation related to class action lawsuit on unpaid wages	—	2.2	2.2
Reversal of previously accrued exit activity charges in Hawaii	—	(0.2)	(0.2)
Prepared food segment:
France termination of employee benefits due to restructuring	—	0.2	0.2
Total asset impairment and other charges, net	$22.1	$15.0	$37.1

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Asset Impairment and Other Charges, Net (continued)

The following represents the detail of asset impairment and exit activity charges (credits), net for the year ended December 28, 2012 by reportable segment (U.S. dollars in millions):

	Long-lived and other asset impairment (credits)	Exit activity and other charges (credits)	Total
Banana segment:
United Kingdom under-utilized distribution center	$1.8	$1.0	$2.8
Costa Rica farm flood damages	1.3	(0.6)	0.7
Guatemala 2010 flood damage insurance reimbursement	—	(1.4)	(1.4)
Other fresh produce segment:
United Kingdom under-utilized fresh cut facility	1.0	1.6	2.6
Sale of assets previously impaired as a result of the melon program rationalization in Central America	(1.9)	—	(1.9)
Other charges and legal costs related to the Kunia well site in Hawaii	—	0.5	0.5
Total asset impairment and other charges (credits), net	$2.2	$1.1	$3.3

The following represents the roll forward of exit activity and other reserves for the year ended December 26, 2014 (U.S. dollars in millions):

	Exit activity and other reserve balance at December 28, 2013	Impact to Earnings	Cash Paid	Foreign Exchange Impact	Exit activity and other reserve balance at December 26, 2014
Termination benefits	$1.0	$2.7	$(3.6)	$—	$0.1
Contract termination and other exit activity charges	2.8	1.7	(2.0)	—	2.5
	$3.8	$4.4	$(5.6)	$—	$2.6

Included in the exit activity and other reserve balance at December 26, 2014 are contract termination costs related to the underutilized facilities of $2.3 million in the United Kingdom and $0.2 million in Germany, both in the banana segment; $0.1 million in termination benefits in France in the prepared food segment. We do not expect additional charges related to the exit and other activities mentioned above that would significantly impact our results of operations or financial condition.

Exit activity and other reserves are recorded in the Consolidated Balance Sheets in accounts payable and accrued expenses, for the current portion and other noncurrent liabilities for the noncurrent portion.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments in Unconsolidated Companies

Investments in unconsolidated companies accounted for under the equity method amounted to $1.6 million at December 26, 2014 and December 27, 2013, are included in other noncurrent assets, and consisted of the following:

Company	Business	Ownership Interest	Accounting Method
Melones De Costa Rica, S.A.	Land lessor	50%	Equity
Hacienda Filadelfia, S.A.	Land lessor	50%	Equity

During 2012, we sold our 50% investment in B.A.D.M. Agroindustrial, S.A. for $1.0 million. There were no purchases from unconsolidated companies in 2014 and 2013. Our portion of income (losses) in unconsolidated companies were not significant and are included in other income (expense), net. There were no dividends received from unconsolidated subsidiaries in 2014, 2013 and 2012.

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

One of our Del Monte Gold® Extra Sweet pineapple producers meets the definition of a VIE pursuant to the ASC guidance on “Consolidation” and is consolidated. Our variable interest in this entity includes an equity investment and certain debt guarantees.  All of this entity’s pineapple production is sold to us. Based on the criteria of this ASC, as amended, we are the primary beneficiary of this entity’s expected residual returns or losses in excess of our ownership interest. Although we are the primary beneficiary, the VIE’s creditors do not have recourse against our general credit. At December 26, 2014, the VIE had total assets of $40.9 million and total liabilities of $9.5 million. The VIE had long-term debt of $3.4 million, which is collateralized by its property, plant and equipment and further guaranteed by a $2.2 million standby letter of credit issued by us.  As of December 26, 2014, the VIE is current on the guaranteed long-term debt. There are no other restrictions on the assets of the VIE.

We have provided funding for capital investments in the VIE in proportion to our voting interest. We may from time to time in the future provide additional funding for capital investments in the VIE.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Property, Plant and Equipment, Net

Property, plant and equipment consisted of the following (U.S. dollars in millions):

	December 26, 2014	December 27, 2013
Land and land improvements	$612.6	$566.8
Buildings and leasehold improvements	469.7	440.6
Machinery and equipment	483.8	458.1
Maritime equipment (including containers)	177.2	184.3
Furniture, fixtures and office equipment	79.0	77.7
Automotive equipment	57.0	54.8
Construction-in-progress	67.8	64.7
	1,947.1	1,847.0
Less: accumulated depreciation and amortization	(776.9)	(745.8)
Property, plant and equipment, net	$1,170.2	$1,101.2

Depreciation and amortization expense on property, plant and equipment, including assets under capital leases, was $72.5 million, $68.7 million and $69.2 million for 2014, 2013 and 2012, respectively.

Shipping containers, machinery and equipment and automotive equipment under capital leases totaled $1.9 million and $2.4 million at December 26, 2014 and December 27, 2013, respectively. Accumulated amortization for assets under capital leases was $1.0 million and $1.3 million at December 26, 2014 and December 27, 2013, respectively.

For the years 2014, 2013 and 2012, the loss (gain) on sales of property, plant and equipment included a loss of $4.3 million, and gains of $4.9 million and a loss of $0.2 million, respectively. In 2014 and 2013, the loss of $4.3 million and $4.9 million primarily related to the disposal of low-yielding banana plants in Central America in order to replant and improve productivity, partially offset by a gain on the disposal of a refrigerated vessel and other surplus equipment.

Acquisitions and Asset Purchase

During December 2014, we completed the acquisitions of two pineapple plantations in Costa Rica of approximately 1,370 total acres consisting of agricultural production land, packing houses and farm equipment. The purchase price for these business combinations was $12.8 million, of which $12.6 million was paid using operating cash flows and available borrowings under the Credit Facility (as defined in Note 11); the remaining will be paid during 2015. Goodwill represents the excess purchase price above the fair market value of the net assets acquired, which was not significant.

During March 2014, we acquired approximately 2,600 total acres of agricultural production land in Florida to be used for the production of tomatoes. The assets were acquired using operating cash flows and available borrowings under the Credit Facility (as defined in Note 11), for a purchase price of approximately $16.0 million and was accounted for as an asset purchase.

During October 2013, we acquired approximately 7,200 total acres of tomato agricultural production land, packing houses and farm equipment located in Florida and Virginia. The assets were acquired using operating cash flows and available borrowings under the Credit Facility (as defined in Note 11), for a purchase price of approximately $36.8 million and was accounted for as an asset purchase.

During the fourth quarter of 2013, we completed the acquisition of a pineapple plantation in Costa Rica of approximately 1,850 total acres consisting of agricultural production land, packing houses and farm equipment. The purchase price for this business combination was $19.4 million, of which $18.5 million was paid using operating cash flows and available borrowings under the Credit Facility (as defined in Note 11); the remaining will be paid during 2015. Goodwill represents the excess purchase price above the fair market value of the net assets acquired.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Property, Plant and Equipment, Net (continued)

During the fourth quarter of 2013, we completed the acquisition of a banana plantation in the Philippines for a purchase price of $5.3 million. There was no goodwill resulting from this business combination.

The acquisitions of the pineapple farms in Costa Rica and the banana farm in the Philippines were accounted for under the acquisition method as described in the ASC on "Business Combinations".

See Note 7 , "Goodwill and Other Intangible Assets" and Note 11, "Long-Term Debt and Capital Lease Obligations" for further information.

7. Goodwill and Other Intangible Assets

The following table reflects our indefinite-lived intangible assets, including goodwill and our definite-lived intangible assets along with related accumulated amortization by major category (U.S. dollars in millions):

	December 26, 2014	December 27, 2013
Goodwill	$330.5	$331.4
Indefinite-lived intangible assets:
Trademarks	44.6	44.8
Definite-lived intangible assets:
Definite-lived intangible assets	9.7	9.7
Accumulated amortization	(5.8)	(5.0)
Definite-lived intangible assets, net	3.9	4.7
Goodwill and other intangible assets, net	$379.0	$380.9

Indefinite-lived and definite-lived intangible assets are included in other noncurrent assets in the Consolidated Balance Sheets.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Goodwill and Other Intangible Assets (continued)

The following table reflects the changes in the carrying amount of goodwill by business segment (U.S. dollars in millions):

	Bananas	Other fresh produce		Prepared food	Totals
Goodwill	$65.1	$285.1		$77.4	$427.6
Accumulated impairment losses	—	(22.0)		—	(22.0)
Balance at December 28, 2012	$65.1	$263.1		$77.4	$405.6

Acquisitions	—	0.3	(1)	—	0.3
2004 Prepared Food acquisition goodwill impairment	—	—		(75.7)	(75.7)
Foreign exchange and other	0.1	0.2		0.9	1.2

Goodwill	$65.2	$285.6		$78.3	$429.1
Accumulated impairment losses	—	(22.0)		(75.7)	(97.7)
Balance at December 27, 2013	$65.2	$263.6		$2.6	$331.4

Acquisitions	—	$0.2	(1)	$—	0.2
Foreign exchange and other	(0.6)	$(0.5)		$—	(1.1)

Goodwill	$64.6	$285.3		$78.3	$428.2
Accumulated impairment losses	—	(22.0)		(75.7)	(97.7)
Balance at December 26, 2014	$64.6	$263.3		$2.6	$330.5

(1) See Note 6, "Property, Plant and Equipment, Net" for further discussion on acquisitions.

Results of Impairment Tests

In accordance with the ASC guidance on “Goodwill and Other Intangible Assets”, we review goodwill for impairment on an annual basis or earlier if indicators of impairment arise. Based on the valuation of goodwill performed as of the first day of our fourth quarter in 2014, the fair value of goodwill exceeded its carrying value and thus there was no impairment recorded.  As of December 26, 2014, we are not aware of any items or events that would cause a further adjustment to the carrying value of goodwill.

As a result of our annual impairment test performed during the 2013 and due to the failure of the prepared food business to meet our expectations, we recorded $99.6 million of asset impairment charges, of which $75.7 million and $23.9 million related to the impairment of this unit's goodwill and the perpetual, royalty-free licenses to use the DEL MONTE® brand trademarks, respectively, related to our 2004 acquisition of Prepared Foods in Europe, Africa, the Middle East and the countries formerly part of the Soviet Union. The remaining goodwill in the prepared foods reporting unit of $2.6 million relates to our Poultry business.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Goodwill and Other Intangible Assets (continued)

The fair value of the prepared food unit’s remaining trademarks are highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets.  The following table highlights the sensitivities of the goodwill and indefinite-lived intangibles at risk as of December 26, 2014  (U.S. dollars in millions):

Remaining DEL MONTE® Trade Names and Trademarks
Carrying value of indefinite-lived intangible assets	$44.6

Approximate percentage by which the fair value exceeds the carrying value based on annual impairment test as of 1st day of fourth quarter	5.5%

Amount that a one percentage point increase in the discount rate and a 5% decrease in cash flows would cause the carrying value to exceed the fair value and trigger a fair valuation	$3.3

See Note 3, “Asset Impairment and Other Charges, Net” and Note 19, "Fair Value Measurements" for further discussion related to impairments of intangible assets occurring during 2013.

The estimated amortization expense related to definite-lived intangible assets for the five succeeding years is as follows (U.S. dollars in millions):

2015	$0.8
2016	0.8
2017	0.8
2018	0.4
2019	—

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Financing Receivables (continued)

These advances are collateralized by property liens and pledges of the season’s produce; however certain factors such as the impact of weather, crop disease and financial stability could impact the ability for these growers to repay their advance.  Occasionally, we agree to a payment plan or take steps to recover the advance via established collateral.  Reserves for uncollectible advances are determined on a case by case basis depending on the production for the season and other contributing factors.

The following table details the advances to growers along with the related allowance for doubtful accounts (U.S. dollars in millions):

	December 26, 2014		December 27, 2013
	Current	Noncurrent	Current	Noncurrent
Gross advances to growers	$33.5	$0.6	$28.9	$3.4
Allowance for advances to growers	(2.4)	—	(3.3)	—
Net advances to growers	$31.1	$0.6	$25.6	$3.4

The current and noncurrent portions of the financing receivables included above are classified in the Consolidated Balance Sheets in other accounts receivable and other noncurrent assets, respectively.

The following table details the credit risk profile of the above listed financing receivables (U.S. dollars in millions):

	Current Status	Fully Reserved	Total
Gross advances to growers:
December 26, 2014	$31.7	$2.4	$34.1
December 27, 2013	29.0	3.3	32.3

The allowance for doubtful accounts and the related financing receivables for the years ended December 26, 2014 and December 27, 2013 were as follows (U.S. dollars in millions):

	December 26, 2014	December 27, 2013
Allowance for advances to growers:
Balance, beginning of period	$3.3	$3.4
Provision for uncollectible amounts	0.5	0.5
Deductions to allowance including recoveries	(1.4)	(0.6)
Balance, end of period	$2.4	$3.3

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (U.S. dollars in millions):

	December 26, 2014	December 27, 2013
Trade payables	$167.1	$156.3
Accrued fruit purchases	14.1	14.0
Vessel and port operating expenses	19.6	28.6
Warehouse and distribution costs	31.0	24.1
Payroll and employee benefits	64.3	51.0
Accrued promotions	16.6	14.0
Other accrued expenses	69.4	68.0
Accounts payable and accrued expenses	$382.1	$356.0

Other accrued expenses are primarily composed of accruals for purchases received but not invoiced and other accruals, none of which individually exceed 5% of current liabilities.

10. Income Taxes

The provision for (benefit from) income taxes consisted of the following (U.S. dollars in millions):

	Year ended
	December 26, 2014	December 27, 2013	December 28, 2012
Current:
U.S. federal income tax	$3.1	$4.6	$10.1
State	0.9	1.0	1.2
Non-U.S.	5.6	8.9	0.1
	9.6	14.5	11.4
Deferred:
U.S. federal income tax	3.1	0.8	3.0
State	0.4	0.1	0.3
Non-U.S.	1.2	1.8	(2.5)
	4.7	2.7	0.8
	$14.3	$17.2	$12.2

Income before income taxes consisted of the following (U.S. dollars in millions):

	Year ended
	December 26, 2014	December 27, 2013	December 28, 2012
U.S.	$19.9	$21.4	$36.5
Non-U.S.	139.0	(38.1)	120.7
	$158.9	$(16.7)	$157.2

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Income Taxes (continued)

The differences between the reported provision for (benefit from) income taxes and income taxes computed at the U.S. statutory federal income tax rate are explained in the following reconciliation (U.S. dollars in millions):

	Year ended
	December 26, 2014	December 27, 2013	December 28, 2012
Income tax provision (benefit) computed at the U.S. statutory federal rate	$55.6	$(5.9)	$55.0
Effect of tax rates on non-U.S. operations	(50.8)	(33.5)	(77.5)
Provision for (reversal of) uncertain tax positions	0.2	3.3	(7.0)
Non-deductible interest	(0.1)	23.6	22.4
Foreign exchange	(5.6)	(6.6)	(5.3)
Non-deductible intercompany charges	0.4	0.2	3.4
Non-deductible differences	2.1	0.9	1.8
Non-taxable income/loss	(2.4)	(1.0)	0.3
Non-deductible expenses	—	0.5	4.3
Non-deductible goodwill impairment	—	16.3	—
Adjustment to deferred balances	(0.2)	2.5	—
Other	(1.2)	0.1	1.0
Other taxes in lieu of income	—	2.3	3.1
Change in deferred rate	(0.8)	1.4	(2.6)
Tax credits	(0.3)	(2.0)	—
Increase/(decrease) in valuation allowance (1)	17.4	15.1	13.3
Provision for income taxes	$14.3	$17.2	$12.2

_____________
(1) The (decrease)/increase in valuation allowance includes effects of foreign exchange and adjustments to deferred tax balances which were fully offset by valuation allowance.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Income Taxes (continued)

Deferred income tax assets and liabilities consisted of the following (U.S. dollars in millions):

	December 26,	December 27,
Deferred tax liabilities:	2014	2013
Current:
Allowances and other accrued liabilities	$(2.7)	$(1.3)
Inventories	(15.6)	(14.4)
Total current deferred tax liabilities	(18.3)	(15.7)

Noncurrent:
Property, plant and equipment	(64.7)	(68.1)
Equity in earnings of unconsolidated companies	(0.2)	(0.2)
Pension	(2.8)	(3.6)
Other noncurrent deferred tax liabilities	(6.3)	(7.3)

Total noncurrent deferred tax liabilities	(74.0)	(79.2)
Total current and noncurrent deferred tax liabilities	$(92.3)	$(94.9)

Deferred tax assets:
Current:
Net operating loss carryforwards	$6.4	$3.1
Allowances and other accrued assets	13.2	13.0
Inventories	4.8	3.7
Total current deferred tax assets	24.4	19.8
Valuation allowance	(12.1)	(9.0)
Total net current deferred tax assets	12.3	10.8

Noncurrent:
Pension liability	22.1	20.2
Property, plant and equipment	2.4	4.0
Post-retirement benefits other than pension	0.3	0.5
Net operating loss carryforwards	158.8	162.9
Capital loss carryover	3.5	3.1
Other noncurrent assets	26.1	33.1
Total noncurrent deferred tax assets	213.2	223.8
Valuation allowance	(167.4)	(171.4)
Total net noncurrent deferred tax assets	45.8	52.4

Total deferred tax assets, net	$58.1	$63.2

Net deferred tax liabilities	$(34.2)	$(31.7)

During 2014 and 2013, the valuation allowance decreased by $0.9 million and decreased by $0.2 million, respectively.  The decrease in 2014 relates primarily to valuation allowance on reductions in net operating loss carryforwards offset by the effect of a change in judgment about our ability to realize deferred tax assets in future years, due to our current and foreseeable operations . The decrease in 2013 includes the effect of a change in judgment about our ability to realize deferred tax assets in future years, due to our current and foreseeable operations.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Income Taxes (continued)

At December 26, 2014, the valuation allowance includes $1.9 million for which subsequently recognized tax benefits will be recognized directly in contributed capital.

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

At December 26, 2014, we had approximately $590.7 million of federal and foreign tax operating loss carry-forwards expiring as follows (U.S. dollars in millions):

Expires:
2014	$30.8
2015	32.3
2016	23.2
2017	29.8
2018 and beyond	3.2
No expiration	471.4
$590.7

A reconciliation of the beginning and ending amount of uncertain tax positions excluding interest and penalties is as follows (U.S. dollars in millions):

	December 26, 2014	December 27, 2013	December 28, 2012
Beginning balance	$3.0	$4.1	$14.6
Gross decreases - tax position in prior period	—	(0.2)	(1.2)
Gross increases - current-period tax positions	0.5	1.4	0.5
Settlements	—	(2.3)	(2.4)
Lapse of statute of limitations	—	—	(7.6)
Foreign exchange	—	—	0.2
Ending balance	$3.5	$3.0	$4.1

As of December 26, 2014 and December 27, 2013, we had $3.0 million accrued for uncertain tax positions, that, if recognized would affect the effective income tax rate. Included in the $3.0 million is an uncertain tax position of 0.4 million that is expected to reverse in the next 12 months.

The tax years 2004-2014 remain subject to examination by taxing authorities throughout the world in major jurisdictions, such as Costa Rica, Curacao, Luxembourg, Switzerland and the United States.

We classify interest and penalties on uncertain tax positions as a component of income tax expense in the Consolidated Statements of Income.  The accrued interest and penalties is not significant for the year ended December 26, 2014.  Accrued interest and penalties related to uncertain tax positions as of December 26, 2014 is $0.6 million and is included in other noncurrent liabilities.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Long-Term Debt and Capital Lease Obligations

The following is a summary of long term-debt and capital lease obligations (U.S. dollars in millions):

	December 26, 2014	December 27, 2013
Senior unsecured revolving credit facility (see Credit Facility below)	$262.5	$247.7
Various other notes payable	3.4	3.0
Capital lease obligations	1.0	0.7
Total long-term debt and capital lease obligations	266.9	251.4
Less: Current portion	(2.2)	(2.8)
Long-term debt and capital lease obligations	$264.7	$248.6

Credit Facility

On October 23, 2012, we entered into a five-year $500 million syndicated senior unsecured revolving credit facility maturing on October 23, 2017 (the "Credit Facility") with Bank of America, N.A. as administrative agent. The Credit Facility also includes a swing line facility and a letter of credit facility. We capitalized $0.9 million of debt issuance costs, which are included in other noncurrent assets on our Consolidated Balance Sheets.

The following is a summary of the material terms of the Credit Facility and other working capital facilities (U.S. dollars in millions):

	Term	Maturity Date	Interest Rate at December 26, 2014	Borrowing Limit	Available Borrowings at December 26, 2014
Credit Facility	5.0 years	October 23, 2017	1.52%	$500.0	$222.1
Other working capital facilities	Varies	Varies	Varies	19.8	14.0
				$519.8	$236.1

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

The Credit Facility requires us to comply with financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers. As of December 26, 2014, we were in compliance with all of the covenants contained in the Credit Facility. The Credit Facility is unsecured as long as we maintain a certain leverage ratio and is guaranteed by certain of the our subsidiaries. The Credit Facility permits borrowings under the revolving commitment with an interest rate determined based on our leverage ratio and spread over LIBOR. In addition, we pay a fee on unused commitments.

At December 26, 2014, we applied $15.4 million to the letter of credit facility, comprised primarily of certain contingent obligations and other governmental agency guarantees combined with guarantees for purchases of raw materials and equipment. The letter of credit facility includes $2.2 million relating to a debt guarantee for a VIE. We also had $11.3 million in other letters of credit and bank guarantees not included in the letter of credit facility. Refer to Note 5, “Variable Interest Entities”, for further discussion of VIEs.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Long-Term Debt and Capital Lease Obligations (continued)

Maturities of long-term debt and capital lease obligations during the next four years are (U.S. dollars in millions):

	Long-Term Debt	Capital Leases	Totals
2015	$2.2	$0.4	$2.6
2016	1.2	0.4	1.6
2017	285.8	0.3	286.1
2018	—	0.2	0.2
	289.2	1.3	290.5
Less: Amounts representing interest (1)	(23.3)	(0.3)	(23.6)
	265.9	1.0	266.9
Less: Current portion	$(1.9)	$(0.3)	$(2.2)

Totals, net of current portion of long-term debt and capital lease obligations	$264.0	$0.7	$264.7

(1) We utilize a variable interest rate on our long-term debt, and for presentation purposes we have used an assumed rate of 2%.

Cash payments of interest on long-term debt, net of amounts capitalized, were $2.9 million, $2.0 million and $1.6 million for 2014, 2013 and 2012, respectively. Capitalized interest expense was $0.8 million for 2014, $0.5 million for 2013 and $0.9 million for 2012.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Net Income Per Ordinary Share

Basic net income per share is computed using the weighted average number of common shares outstanding for the period.
Basic and diluted net income per ordinary share is calculated as follows (U.S. dollars in millions, except share and per share data):

	Year ended
	December 26, 2014	December 27, 2013	December 28, 2012
Numerator:
Net income (loss) attributable to Fresh Del Monte Produce Inc.	$142.4	$(34.4)	$143.2

Denominator:
Weighted average number of ordinary shares - Basic	55,966,531	56,426,294	57,937,245
Effect of dilutive securities - employee stock options	380,561	—	184,256
Weighted average number of ordinary shares - Diluted	56,347,092	56,426,294	58,121,501

Antidilutive Options and Awards (1)	696,075	4,066,160	2,693,188

Net income per ordinary share attributable to
Fresh Del Monte Produce Inc.:
Basic	$2.54	$(0.61)	$2.47
Diluted	$2.53	$(0.61)	$2.46

(1) Options to purchase shares of common stock and unvested RSU's and PSU's not included in the calculation of Net income per ordinary share because the effect would have been anti-dilutive.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.  Accumulated Other Comprehensive Income (Loss)

The following table includes the changes in accumulated other comprehensive income (loss) by component under the ASC on “Comprehensive Income” for the years ended December 26, 2014 and December 27, 2013 (U.S. dollars in millions):

	Changes in Accumulated Other Comprehensive Income by Component (1)
	Changes in Fair Value of Effective Cash Flow Hedges	Foreign Currency Translation Adjustment		Retirement Benefit Adjustment	Changes in Fair Value of Available for Sale Securities	Total
Balance at December 28, 2012	$(13.4)	$10.6		$(24.8)	$2.7	$(24.9)
Other comprehensive income (loss) before reclassifications	9.9	1.4	(2)	10.5	(0.4)	21.4
Amounts reclassified from accumulated other comprehensive income (loss)	0.4	—		2.0	(2.3)	0.1
Net current period other comprehensive income (loss)	10.3	1.4		12.5	(2.7)	21.5
Balance at December 27, 2013	$(3.1)	$12.0		$(12.3)	$—	$(3.4)
Other comprehensive income (loss) before reclassifications	32.9	(12.8)	(2)	(10.7)	—	9.4
Amounts reclassified from accumulated other comprehensive income (loss)	(4.6)	—		1.2	—	(3.4)
Net current period other comprehensive income (loss)	28.3	(12.8)		(9.5)	—	6.0
Balance at December 26, 2014	$25.2	$(0.8)		$(21.8)	$—	$2.6

(1) All amounts are net of tax and noncontrolling interests.
(2) Include losses of $(3.5) million and $(4.1) million on intra-entity foreign currency transactions that are of a long-term-investment nature which also includes $(0.2) million and $(1.7) million of noncontrolling interests for years ended December 26, 2014 and December 27, 2013.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.  Accumulated Other Comprehensive Income (Loss)

The following table includes details about amounts reclassified from accumulated other comprehensive income (loss) by component for the years ended December 26, 2014 and December 27, 2013 (U.S. dollars in millions):

	December 26, 2014	December 27, 2013
Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
Changes in fair value of effective cash flow hedges:
Foreign currency cash flow hedges	$(4.6)	$6.0	Sales
Foreign currency cash flow hedges	—	(5.6)	Cost of sales
Total	$(4.6)	$0.4

Amortization of retirement benefits:
Actuarial losses	$0.2	$0.4	Selling, general and administrative expenses
Actuarial losses	1.0	1.6	Cost of sales
Total	$1.2	$2.0

Changes in fair value of available for sale securities:
Gain on available for sale securities	$—	$(2.3)	Other (income) expense, net
Total	$—	$(2.3)

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Retirement and Other Employee Benefits (continued)

The following table sets forth a reconciliation of benefit obligations, plan assets and funded status for our defined benefit pension plans and post-retirement plans as of December 26, 2014 and December 27, 2013, which are also their measurement dates (U.S. dollars in millions):

	Pension plans (1)				Post-retirement plans
	December 26, 2014		December 27, 2013		December 26, 2014	December 27, 2013
	U.S.	U.K.	U.S.	U.K.	Central America	Central America
Change in Benefit Obligation:
Beginning benefit obligation	$17.4	$62.4	$19.1	$59.7	$50.9	$52.0
Service cost	—	—	—	—	5.2	5.5
Interest cost	0.7	2.7	0.7	2.3	3.6	3.3
Actuarial loss (gain)	2.6	4.7	(0.9)	1.1	4.1	(5.1)
Benefits paid	(1.4)	(2.3)	(1.5)	(1.9)	(5.7)	(5.5)
Exchange rate changes (2)	—	(3.8)	—	1.2	—	0.7
Ending benefit obligation	19.3	63.7	17.4	62.4	58.1	50.9

Change in Plan Assets:
Beginning fair value	14.2	54.9	13.5	45.6	—	—
Actual return on plan assets	0.8	3.8	2.0	7.7	—	—
Company contributions	0.5	2.3	0.1	2.2	5.7	5.5
Benefits paid	(1.4)	(2.3)	(1.4)	(1.9)	(5.7)	(5.5)
Exchange rate changes (2)	—	(3.3)	—	1.3	—	—
Ending fair value	14.1	55.4	14.2	54.9	—	—

Amounts recognized in the Consolidated Balance Sheets:
Accounts payable and accrued expenses (current liability)	—	—	—	—	6.2	6.0
Retirement benefits liability (noncurrent liability)	5.2	8.4	3.2	7.5	51.9	44.9
Net amount recognized in the
Consolidated Balance Sheets	$5.2	$8.4	$3.2	$7.5	$58.1	$50.9

Amounts recognized in Accumulated other comprehensive income (loss)(3):
Net actuarial (loss) gain	(9.7)	2.5	(7.2)	7.2	(16.9)	(14.0)
Net amount recognized in
Accumulated other comprehensive (loss) income	$(9.7)	$2.5	$(7.2)	$7.2	$(16.9)	$(14.0)

(1)	The accumulated benefit obligation is the same as the projected benefit obligation.

(2)
The exchange rate difference included in the reconciliation of the change in benefit obligation and the change in plan assets above results from currency fluctuations of the U.S. dollar relative to the British pound for the U.K. plan and the U.S. dollar versus Central American currencies such as the Costa Rican colon and Guatemalan quetzal for the Central American plans as of December 26, 2014 and December 27, 2013, when compared to the previous year.

(3)	As of December 26, 2014 and December 27, 2013, we had accumulated other comprehensive income of $5.1 million and $3.3 million, respectively, related to tax effect of unamortized pension gains.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Retirement and Other Employee Benefits (continued)

The following table provides a roll forward of the accumulated other comprehensive income ("AOCI") balances (U.S. dollars in millions):

	Pension plans				Post-retirement plans
	Year ended				Year ended
	December 26, 2014		December 27, 2013		December 26, 2014	December 27, 2013
Reconciliation of AOCI	U.S.	U.K.	U.S.	U.K.	Central America	Central America
AOCI (loss) gain at beginning of plan year	$(7.2)	$7.2	$(9.7)	$2.8	$(14.0)	$(20.4)
Amortization of net losses recognized during the year	0.3	(0.1)	0.4	—	0.9	1.6
Net (losses) gains occurring during the year	(2.8)	(4.5)	2.1	4.4	(4.1)	5.1
Currency exchange rate changes	—	(0.1)	—	—	0.3	(0.3)
AOCI (loss) gain at end of plan year	$(9.7)	$2.5	$(7.2)	$7.2	$(16.9)	$(14.0)

The amounts in AOCI expected to be amortized as a component of net period cost in the upcoming year are (U.S. dollars in millions):

	Pension plans		Post-retirement plans
	U.S.	U.K.	Central America
2015 Amortization of net losses	$0.4	$—	$1.1

The following table sets forth the net periodic pension cost of our defined benefit pension and post-retirement benefit plans (U.S. dollars in millions):

	Pension plans						Post-retirement plans
	Year ended						Year ended
	December 26, 2014		December 27, 2013		December 28, 2012		December 26, 2014	December 27, 2013	December 28, 2012
	U.S.	U.K.	U.S.	U.K.	U.S.	U.K.	Central America	Central America	Central America
Service cost	$—	$—	$—	$—	$—	$—	$5.2	$5.5	$4.2
Interest cost	0.7	2.7	0.7	2.3	0.8	2.4	3.6	3.3	3.0
Expected return on assets	(0.9)	(3.5)	(1.0)	(2.4)	(1.0)	(2.5)	—	—	—
Net amortization	0.3	(0.1)	0.4	—	0.3	—	0.9	1.6	1.1
Net periodic cost (income)	$0.1	$(0.9)	$0.1	$(0.1)	$0.1	$(0.1)	$9.7	$10.4	$8.3

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Retirement and Other Employee Benefits (continued)

Actuarial Assumptions

The assumptions used in the calculation of the benefit obligations of our U.S. and U.K defined benefit pension plans and Central American plans consisted of the following:

	December 26, 2014				December 27, 2013				December 28, 2012
	Pension plans		Post- retirement plans		Pension plans		Post- retirement plans		Pension plans		Post- retirement plans
	U.S.	U.K.	Central America		U.S.	U.K.	Central America		U.S.	U.K.	Central America
Weighted average discount rate	3.70%	3.60%	6.85%	(1)	4.45%	4.50%	7.56%	(1)	3.85%	4.10%	6.65%
Rate of increase in compensation levels	—%	2.20%	5.20%		—%	2.50%	5.39%		—%	2.70%	5.37%

The assumptions used in the calculation of the net periodic pension costs for our U.S. and U.K. defined benefit pension plans and Central American plans consisted of the following:

	December 26, 2014				December 27, 2013				December 28, 2012
	Pension plans		Post- retirement plans		Pension plans		Post- retirement plans		Pension plans		Post- retirement plans
	U.S.	U.K.	Central America		U.S.	U.K.	Central America		U.S.	U.K.	Central America
Weighted average discount rate	4.45%	4.50%	7.56%	(1)	3.85%	4.10%	6.65%	(1)	4.50%	4.70%	7.73%
Rate of increase in compensation levels	—%	2.50%	5.39%		—%	2.70%	5.37%		—%	2.90%	5.04%
Expected long-term rate of return on assets	7.50%	6.41%	—%		7.50%	6.41%	—%		7.50%	5.91%	—%

(1)
The increase or decrease in the weighted average discount rate assumption for the benefit obligation and net periodic pension costs increased due to an increase or decrease in inflation assumptions and country-specific investments.

Effective December 26, 2014, we utilized updated mortality tables for our U.S. Plan. The change related to updated mortality tables has caused an increase of our projected benefit obligation for this plan by $0.9 million and is included in accumulated other comprehensive income in our Consolidated Balance Sheets. The change in method of calculating the discount rate is treated as a change in assumption, which affects the net actuarial (loss) gain and is amortized over the remaining service period of the plan participants. The annual amortization will impact net periodic cost in 2015.

Effective December 30, 2011 we changed the method of calculating the discount rate and rate of increase in compensation levels for the UK Plan. The change related to using the Consumer Prices Index rather than the Retail Prices Index as the inflation measure for pension plans in order to align the expected return on investments with the expected benefit payment stream. The impact to the beginning benefit obligation for 2012 as a result of this change was $6.3 million, which resulted in a decrease in the retirement benefits liability and an increase in the amounts recognized in accumulated other comprehensive income in our Consolidated Balance Sheets. The change in method of calculating the discount rate is treated as a change in assumption, which affects the net actuarial (loss) gain and is amortized over the remaining service period of the plan participants. The annual amortization impacted net periodic cost in 2012.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Retirement and Other Employee Benefits (continued)

Cash Flows

	Pension plans		Post-retirement plans
	U.S.	U.K.	Central America
Expected benefit payments for:
2015	$1.4	$2.0	$6.2
2016	1.4	2.0	6.3
2017	1.4	2.1	5.6
2018	1.4	2.3	5.8
2019	1.3	2.3	6.4
Next 5 years	6.1	13.4	27.0
Expected benefit payments over next 10 years	$13.0	$24.1	$57.3

Expected contributions for the U.S. and U.K pension plans, for 2015 are $0.8 million and $2.2 million, respectively. Contributions for the U.S. and U.K. pension plans are actuarially determined based on funding regulations.

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

The fair values of our U.S. plan assets by asset category are as follows:

		Fair Value Measurements at December 26, 2014 (U.S. dollars in millions)
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Mutual Funds:
Fixed income securities	$2.7	$2.7	$—	$—
Bond securities	2.3	2.3	—	—
Value securities	5.1	5.1	—	—
Growth securities	4.0	4.0	—	—
Total	$14.1	$14.1	$—	$—

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Retirement and Other Employee Benefits (continued)

The fair values of our U.S. plan assets by asset category are as follows:

		Fair Value Measurements at December 27, 2013 (U.S. dollars in millions)
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Mutual Funds:
Fixed income securities	$3.5	$3.5	$—	$—
Bond securities	1.0	1.0	—	—
Value securities	5.6	5.6	—	—
Growth securities	4.1	4.1	—	—
Total	$14.2	$14.2	$—	$—

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Retirement and Other Employee Benefits (continued)

United Kingdom Defined Benefit Pension Plan

Plan Assets

The fair values of our U.K. plan assets by asset category are as follows:

		Fair Value Measurements at December 26, 2014 (U.S. dollars in millions)
Asset Category	Total Fair Value at December 26, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$0.1	$0.1	$—	$—
Equity securities:
United Kingdom companies	23.1	23.1	—	—
Other international companies	20.5	20.5	—	—
Fixed income securities:
United Kingdom government bonds	5.0	5.0	—	—
United Kingdom corporate bonds	6.7	6.7	—	—
Total	$55.4	$55.4	$—	$—

		Fair Value Measurements at December 27, 2013 (U.S. dollars in millions)
Asset Category	Total Fair Value at December 27, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$0.7	$0.7	$—	$—
Equity securities:
United Kingdom companies	23.1	23.1	—	—
United States companies	7.6	7.6	—	—
Other international companies	12.5	12.5	—	—
Fixed income securities:
United Kingdom government bonds	4.8	4.8	—	—
United Kingdom corporate bonds	6.2	6.2	—	—
Total	$54.9	$54.9	$—	$—

Equity securities – This category includes stocks in various U.S., U.K. and other international companies over diverse industries.  The portfolio of stocks is invested in diverse industries and includes a concentration of 24% in financial institutions, 10% in oil and gas, 6% in basic materials, 14% in consumer goods, 11% in industrial, 10% in health care and the remaining 25% in various other industries.  The expected return on equities is determined by the yield on U.K. government bonds based on the Financial Times Stock Exchange (“FTSE”) U.K. 20-year index plus an allowance for an equity risk premium.

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

According to the plan’s investment policy, approximately 42% of the U.K. plan’s assets are invested in equity securities of companies of the United Kingdom and 37% are invested in other international equities. Approximately 12% of the U.K. plan’s assets are invested in high-grade, fixed-income securities or corporate bonds with maturities of up to 15 years. Fund managers have no discretion to make asset allocation decisions, but the trustees try to rebalance any discrepancies through selective allocations of future contributions. Performance benchmarks for each asset class are based on various FTSE indices. Investment performance is reviewed quarterly.

Other Employee Benefits

We also sponsor a defined contribution plan established pursuant to Section 401(k) of the Internal Revenue Code. Subject to certain dollar limits, employees may contribute a percentage of their salaries to the plan, and we will match a portion of each employee’s contribution. This plan is in effect for U.S.-based employees only. The expense pertaining to this plan was $1.1 million for 2014, $1.1 million for 2013 and $1.1 million for 2012.

On August 31, 1997, one of our subsidiaries ceased accruing benefits under its salary continuation plan covering certain of our Central American management personnel. At December 26, 2014 we had $6.1 million accrued for this plan including $0.8 million in accumulated other comprehensive income (loss) related to unamortized pension gains. At December 27, 2013 we had $6.7 million accrued for this plan including and $0.9 million in accumulated other comprehensive income (loss) related to unamortized pension gains. Net periodic pension costs were, $0.3 million for each of the years ended December 26, 2014, December 27, 2013 and December 28, 2012.  We expect to contribute approximately $0.8 million to the salary continuation plan in 2015 through 2019. Benefit payments under the plan from 2020 to 2024 are expected to total $2.9 million.

We sponsor a service gratuity plan covering certain of our Kenyan personnel. At December 26, 2014 we had $5.7 million accrued for this plan including $1.8 million in accumulated other comprehensive income (loss) related to unamortized pension losses. At December 27, 2013, we had and $6.0 million accrued for this plan including $2.1 million in accumulated other comprehensive income (loss) related to unamortized pension losses. Net periodic pension costs were $1.1 million for the year ended December 24, 2014, $1.3 million for the year ended December 27, 2013 and $0.7 million for the year ended December 28, 2012. We expect to contribute approximately $1.0 million to the salary continuation plan in 2015 through 2019. Benefit payments under the plan from 2020 to 2024 are expected to total $5.0 million.

We provide retirement benefits to certain employees who are not U.S.-based. Generally, benefits under these programs are based on an employee’s length of service and level of compensation. These programs are immaterial to our consolidated financial statements. The unamortized pension losses related to other non-U.S.-based plans included in accumulated other comprehensive income (loss), a component of shareholders’ equity was $1.6 million and $1.2 million for the years ending December 26, 2014 and December 27, 2013, respectively.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Stock-Based Compensation

We maintain various compensation plans for officers, other employees, and non-employee members of our Board of Directors.
Stock-based compensation expense included in selling, general and administrative expenses related to stock options on a straight-line, single award basis, restricted stock awards ("RSAs"), restricted stock units ("RSUs") and performance stock units ("PSUs") is included in the accompanying Consolidated Statements of Income was as follows (U.S. dollars in millions):

	Year ended
Types of Awards	December 26, 2014	December 27, 2013	December 28, 2012
Stock options	$5.2	$6.8	$8.4
RSUs/PSUs	$6.5	$2.4	$1.2
RSAs	$0.7	$0.7	$0.7
Total	$12.4	$9.9	$10.3

We realized an excess share-based payment deduction resulting from stock options exercised through a reduction in taxes currently payable and related effect on cash flows of $0.1 million for the year ended December 26, 2014 and $3.6 million for the year ended December 28, 2012. There were no excess tax benefits for the year ended December 27, 2013. Proceeds received from the exercise of stock options was $48.9 million for the year ended December 26, 2014, $44.0 million for the year ended December 27, 2013, and $10.1 million for the year ended December 28, 2012.

On April 30, 2014, our shareholders approved and ratified the 2014 Omnibus Share Incentive Plan (the “2014 Plan”). The 2014 Plan allows the Company to grant equity-based compensation awards, including stock options, restricted stock awards, restricted stock units and performance stock units. Under the 2014 Plan, the Board of Directors is authorized to award up to 3,000,000 ordinary shares. The 2014 Plan replaces and supersedes the 2011 Omnibus Share Incentive Plan (the "2011 Plan"), the 2010 Non-Employee Directors Equity Plan, and the Amended and Restated 1999 Share Incentive Plan (the "1999 Plan"), collectively referred to as Prior Plans.

The 2011 Plan allowed the Company to grant equity-based compensation awards, including stock options, restricted stock awards and restricted stock units. The 2010 Non-Employee Directors Equity Plan allowed the Company to award RSAs to members of the Board of Directors on January 1st of each calendar year beginning in 2011 with initial award in 2010.  The 1999 Plan allowed the Company to grant options to purchase Ordinary Shares. As of December 26, 2014, there were no options and awards available for grant under the Prior Plans.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Stock-Based Compensation (continued)

The following table lists the various stock option grants from our 2014 Plan and Prior Plans for the years ended December 26, 2014 and December 27, 2013:

Stock Option Grant	Number of Options Granted	Exercise Price	Fair Value
April 30, 2014 - Chairman and Chief Executive Officer	161,000	$28.89	$6.26	(1)
February 20, 2013 - Chairman and Chief Executive Officer	161,000	26.52	8.38	(2)
July 31, 2013 - Employees	149,000	28.01	6.79	(3)
July 31, 2013 - Employees	446,000	28.09	8.46	(2)
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

The following table summarizes stock option activity for the years ended December 26, 2014, December 27, 2013 and December 28, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Options outstanding at December 30, 2011	4,737,052	$23.90	$8.74
Granted	986,000	23.99	8.40
Exercised	(475,918)	21.29	7.86
Cancelled	(52,000)	27.13	10.07

Options outstanding at December 28, 2012	5,195,134	24.12	8.77
Granted	756,000	27.74	8.11
Exercised	(1,975,339)	22.26	8.22
Cancelled	(3,000)	24.29	8.44

Options outstanding at December 27, 2013	3,972,795	25.74	8.37
Granted	161,000	28.89	6.26
Exercised	(1,945,939)	25.14	8.96
Cancelled	(72,250)	29.44	9.79

Options outstanding at December 26, 2014	2,115,606	$26.41	$8.65

Exercisable at December 28, 2012	3,460,134	$24.43	$8.96

Exercisable at December 27, 2013	2,349,795	$26.00	$9.32

Exercisable at December 26, 2014	994,606	$26.82	$9.29

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Stock-Based Compensation (continued)

The following are the weighted average assumptions used in the Black-Scholes option pricing model for the periods indicated:

	Year ended
	December 26, 2014	December 27, 2013	December 28, 2012
Volatility	26.96%	37.98%	46.18%
Risk-free rate	1.69%	1.27%	0.67%
Dividend yield	1.73%	1.80%	1.64%
Expected term of grant	5.0 years	5.0 years	5.0 years

Information about stock options outstanding at December 26, 2014 was as follows:

Exercise Price	Remaining Contractual Life	Outstanding	Outstanding Intrinsic Value	Exercisable	Exercisable Intrinsic Value
$14.77	4.3 years	30,000	$0.6	30,000	$0.6
$15.78	1.6 years	14,000	0.2	14,000	0.2
$17.35	2.2 years	6,250	0.1	6,250	0.1
$18.31	1.3 years	6,000	0.1	6,000	0.1
$19.76	1.2 years	6,250	0.1	6,250	0.1
$19.83	4.2 years	12,500	0.2	12,500	0.2
$20.13	5.2 years	—	—	—	—
$21.72	4.6 years	105,005	1.3	105,005	1.3
$22.25	3.6 years	78,682	0.9	78,682	0.9
$22.46	7.2 years	64,400	0.7	—	—
$23.76	6.6 years	268,219	2.6	108,219	1.1
$24.29	7.6 years	398,810	3.7	98,810	0.9
$26.52	8.2 years	108,816	0.8	12,216	0.1
$26.67	6.2 years	32,200	0.2	—	—
$28.01	8.6 years	116,200	0.7	29,800	0.2
$28.09	8.6 years	303,784	1.7	51,184	0.3
$28.89	9.4 years	161,000	0.8	32,200	0.2
$29.84	0.3 years	186,240	0.7	186,240	0.7
$30.59	2.9 years	—	—	—	—
$32.28	0.1 years	25,000	—	25,000	—
$33.97	3.2 years	161,000	—	161,000	—
$33.97	3.2 years	31,250	—	31,250	—
		2,115,606	$15.4	994,606	$7.0

The total intrinsic value of options exercised during the years ended December 26, 2014 and December 27, 2013 was $12 million and $11.8 million, respectively. The total fair value of options granted for years ended December 26, 2014 and December 27, 2013 was $1.0 million and $6.1 million, respectively. The total fair value of options vesting during the years ended December 26, 2014 and December 27, 2013 was $5.4 million and $7.1 million, respectively, with a weighted-average fair value of $8.26 and $8.26 per option, respectively. As of December 26, 2014, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $6.5 million, which will be amortized over the weighted-average remaining requisite service period of 1.9 years.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Stock-Based Compensation (continued)

Restricted Stock Awards

A share of “restricted stock” is one of our ordinary shares that has restrictions on transferability until certain vesting conditions are met. No RSAs have been issued under the 2014 Plan.

RSAs under Prior Plans, 50% of each award of our restricted stock vested on the date it was granted. The remaining 50% of each award vests upon the six-month anniversary of the date on which the recipient ceases to serve as a member of our Board of Directors. RSAs awarded during the years ended December 26, 2014 and December 27, 2013 allows directors to retain all of their awards once they cease to serve as a member of our Board of Directors and is considered a nonsubstantive service condition in accordance with the guidance provided by the ASC on “Compensation – Stock Compensation”.  Accordingly, it is appropriate to recognize compensation cost immediately for restricted stock awards granted to non-management members of the Board of Directors.

The following table lists the various RSAs and related compensation expense under the 2010 Non-Employee Director's Equity Plan for the years ended December 26, 2014 and December 27, 2013 (U.S. dollars in millions except share and per share data):

Date of Award	Shares of Restricted Stock Awarded	Price Per Share
January 2, 2014	26,117	$28.15
January 2, 2013	26,201	26.72

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Stock-Based Compensation (continued)

The fair market value for RSUs/PSUs is based on the closing price of our stock on the award date. Forfeitures are estimated based on population of employees and historical experience.

The following table lists the various RSUs/PSUs awarded under the 2014 Plan and Prior Plans for the year ended December 26, 2014 (U.S. dollars in millions except share and per share data):

Date of Award	Type of Award	Units Awarded	Price Per Share
July 30, 2014	RSU	311,000	$29.99
February 19, 2014	PSU	165,000	25.52
February 20, 2013	PSU	175,000	26.52

RSUs are eligible to earn Dividends Equivalent Units ("DEUs") equal to the cash dividend paid to ordinary shareholders. DEUs are subject to the same performance and/or service conditions as the underlying RSUs/PSUs and are forfeitable.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Stock-Based Compensation (continued)

The following table summarizes RSUs/PSUs activity for the years ended December 26, 2014, December 27, 2013 and Dec 28, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value
RSUs/PSUs outstanding at December 30, 2011	155,000	$24.68
Granted	—	—
Converted	—	—
Cancelled	(5,000)	24.68

RSUs/PSUs outstanding at December 28, 2012	150,000	24.68
Granted	175,000	26.52
Converted	—	—
Cancelled	—	—

RSUs/PSUs outstanding at December 27, 2013	325,000	25.67
Granted	476,000	28.44
Converted	(140,466)	27.44
Cancelled	—	—

RSUs/PSUs outstanding at December 26, 2014	660,534	27.29

Vested at December 28, 2012	—	$—

Vested at December 27, 2013	100,000	$24.68

Vested at December 26, 2014	131,667	$25.12

Information about RSUs/PSUs outstanding at December 26, 2014 was as follows:

Exercise Price	Outstanding	Outstanding Intrinsic Value	Vested	Vested Intrinsic Value
$25.52	165,000	$1.3	—	$—
$29.99	247,200	0.9	—	—
$26.52	148,334	1.1	31,667	0.2
$24.68	100,000	0.9	100,000	0.9
	660,534	$4.2	131,667	$1.1

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Stock-Based Compensation (continued)

As of December 26, 2014, the total remaining unrecognized compensation cost related to non-vested RSUs/PSUs amounted to $10.7 million, which will be amortized over the weighted-average remaining requisite service period of 2.1 years.

We expense the fair market value of RSUs/PSUs, as determined on the date of grant, ratably over the vesting period provided the performance condition, if any, is probable of attaining.

16. Commitments and Contingencies

We lease agricultural land and certain property, plant and equipment, including office facilities and refrigerated containers, under operating leases. We also enter into vessel charter agreements for the transport of our fresh produce to markets worldwide using 6 chartered refrigerated vessels.  Terms for vessel charter agreements range between 2 to 10 years.  The aggregate minimum payments under all operating leases and vessel charter agreements with initial terms of one year or more at December 26, 2014 are as follows (U.S. dollars in millions):

2015	$54.9
2016	53.2
2017	39.6
2018	38.4
2019	36.1
Thereafter	32.9
$255.1

Total expense for all operating leases and vessel charter agreements, including leases with initial terms of less than one year, amounted to $106.2 million for 2014, $114.6 million for 2013 and $93.4 million for 2012.

We also have agreements to purchase the entire or partial production of certain products of our independent growers primarily in Costa Rica, Guatemala, Ecuador, Cameroon, Colombia, Chile, and the Philippines that meet our quality standards. Total purchases under these agreements amounted to $811.3 million for 2014, $744.3 million for 2013 and $650 million for 2012.

17. Litigation

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

The European Commission did, however, find that Internationale Fruchtimport Gesellschaft Weichert & Co KG (“Weichert”), an entity in which one of our subsidiaries formerly held an indirect 80% noncontrolling interest, infringed EU competition rules and imposed upon it a €14.7 million ($17.9 million using exchange rates as of December 26, 2014) fine. The European Commission has asserted that we controlled Weichert during the period by virtue of our subsidiary’s former, indirect noncontrolling interest and has therefore held that we are jointly and severally liable for Weichert’s payment of the fine.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. Litigation (continued)

On December 31, 2008, we filed an appeal of this determination on grounds, among others, that Weichert did not violate EU competition rules and that, in any event, we cannot be held jointly and severally liable for Weichert’s acts under applicable EU law. On April 14, 2010, Weichert filed a statement of intervention in support of our appeal seeking annulment of the European Commission’s determination. A hearing was held on February 1, 2012 for oral argument on the appeal. On March 14, 2013, the ruling on the appeal was issued reducing the fine from €14.7 million to €8.8 million ($10.7 million using exchange rates as of December 26, 2014) but upholding the European Commission's decision holding us jointly and severally liable for Weichert's payment of the fine.

On May 24, 2013, we filed an appeal with the Court of Justice of the European Union against this decision re-asserting that we cannot be held jointly and severally liable for Weichert's acts under EU law. On June 4, 2013, the European Commission filed an appeal challenging only an approximate €1.0 million (€1.2 million using exchange rates as of December 26, 2014) portion of the lower court's fine reduction and thereby seeking that the fine be set at €9.8 million ($11.9 million using exchange rates as of December 26, 2014) rather than €8.8 million. In its appeal, the European Commission also disputed the grounds upon which we based our appeal. We filed our response to the European Commission's appeal on July 1, 2013. The European Commission filed its response to our appeal on August 5, 2013. Weichert filed responses to our appeal and the European Commission’s appeal as well as a cross-appeal on August 8, 2013. We filed a reply to the European Commission’s response to our appeal on October 17, 2013. A hearing was held on October 9, 2014 for oral argument on the appeal. On December 11, 2014, the Advocate General of the Court of Justice issued an advisory opinion to the court agreeing with the European Commission’s position on appeal, disagreeing with our and Weichert’s positions on appeal and recommending that the fine be set at €9.8 million. The decision of the Court of Justice on the appeal remains pending. During December 2014, as a result of the advisory opinion issued by the Advocate General of the Court of Justice, we accrued $8.8 million in non-current liabilities on our Consolidated Balance Sheets related to the European Union antitrust investigation.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. Litigation (continued)

During 2014, as a result of a meeting held with the EPA which resulted in changes to the remediation work being performed, we reduced the liability related to the Kunia well site clean-up by $1.4 million. The undiscounted estimates are between $14.8 million and $28.7 million. The undiscounted estimate on which our accrual is based totals $14.8 million and is discounted using a 3.0% rate. As of December 26, 2014, there is $13.8 million included in other noncurrent liabilities and $0.8 million included in accounts payable and accrued expenses in the Consolidated Balance Sheets for the Kunia Well Site clean-up, which we expect to expend in the next 12 months. We expect to make payments of approximately $0.5 million in 2016, $1.7 million per year in 2017 and 2018, and $0.8 million in 2019. Certain portions of the EPA’s estimates have been discounted using a 3.0% interest rate.

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

Certain of our derivative instruments contain provisions that require the current credit relationship between us and our counterparty to be maintained throughout the term of the derivative instruments.  If that credit relationship changes, certain provisions could be triggered, and the counterparty could request immediate collateralization of derivative instruments in net liability position above a certain threshold.  The aggregate fair value of all derivative instruments with a credit-risk-related contingent feature that are in a liability position on December 26, 2014 is $0.2 million. As of December 26, 2014, no triggering event has occurred and thus we are not required to post collateral.  If the credit-risk-related contingent features underlying these agreements were triggered on December 26, 2014, we would not be required to post collateral to its counterparty because the collateralization threshold has not been met.

Foreign Currency Hedges

We are exposed to fluctuations in currency exchange rates against the U.S. dollar on our results of operations and financial condition and we mitigate that exposure by entering into foreign currency forward contracts. Certain of our subsidiaries periodically enter into foreign currency forward contracts in order to hedge portions of forecasted sales or cost of sales denominated in foreign currencies with forward contracts and options, which generally expire within 1 year. At December 26, 2014, our foreign currency forward contracts will hedge a portion of our 2015 and 2016 foreign currency exposure.

We designate our foreign currency forward contracts as single-purpose cash flow hedges of forecasted cash flows.  Based on our formal assessment of hedge effectiveness of our foreign currency forward contracts, we determined that the impact of hedge ineffectiveness was de minimis for the years ended December 26, 2014, December 27, 2013 and December 28, 2012.

Bunker Fuel Hedges

We are exposed to fluctuations in bunker fuel prices on our results of operations and financial condition and mitigate that exposure by entering into bunker fuel swap agreements, which permit us to lock in bunker fuel purchase prices.  We designated our bunker fuel swap agreements as cash flow hedges.  Our bunker fuel contracts settled during 2013 and we have none outstanding at the end of 2013 and 2014, respectively.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18.  Derivative Financial Instruments (continued)

We had the following outstanding foreign currency forward contracts as of December 26, 2014:

Foreign Currency Contracts Qualifying as Cash Flow Hedges:		Notional Amount
Euro		€173.5	million
British pound		£3.5	million
Japanese yen	JPY	6,603.8	million
Costa Rican colon	CRC	2,618.8	million
Philippine peso	PHP	0.5	million
Korean won	KRW	19,530.0	million
Poland zloty	PLN	0.2	million
Chilean peso	CLP	147.8	million

The following table reflects the fair values of derivative instruments as of December 26, 2014 (U.S. dollars in millions):

Derivatives Designated as Hedging Instruments (1)
	Foreign exchange contracts
Balance Sheet Location:	December 26, 2014 (2)	December 27, 2013
Asset derivatives:
Prepaid expenses and other current assets	$22.7	$2.8
Other noncurrent assets	3.1	—
Total asset derivatives	$25.8	$2.8

Liability derivatives:
Accounts payable and accrued expenses	$0.2	$5.3
Other noncurrent liabilities	—	0.8
Total liability derivatives	$0.2	$6.1

(1) See Note 19, "Fair Value Measurements", for fair value disclosures.
(2) We expect that $22.5 million and $3.1 million of the net fair value of hedges recognized as a net gain in AOCI will be transferred to earnings during the next 12 months and in 2016, respectively, along with the effect of the related forecasted transaction.

The fair value of our derivatives changed from a net liability of $(3.3) million as of December 27, 2013 to a net asset of $25.6 million as of December 26, 2014, related to our foreign currency cash flow hedges.  For foreign currency hedges, these fluctuations are primarily driven by the strengthening or weakening of the U.S. dollar compared to currencies being hedged relative to the contracted exchange rates and the settling of a number of contracts throughout 2014. During 2014, we predominately entered into derivative contracts to hedge the British pound, Euro, Japanese yen and Polish zloty relative to our sales. We also entered into contracts to hedge the Costa Rican colon, Philippine peso, Korean won and Chilean peso, in order to hedge our production and procurement costs. The change in 2014 was primarily related to the stronger U.S. dollar relative to the euro and yen when compared to contracted exchange rates.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18.  Derivative Financial Instruments (continued)

The following table reflects the effect of derivative instruments on the Consolidated Statements of Income for the years ended December 26, 2014 and December 27, 2013 (U.S. dollars in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Year ended			Year ended
	December 26, 2014	December 27, 2013		December 26, 2014	December 27, 2013
Foreign exchange contracts	$29.0	$8.6	Net sales	$4.6	$(6.0)
Foreign exchange contracts	(0.7)	1.6	Cost of products sold	—	4.6
Bunker fuel swap agreements (1)	—	0.1	Cost of products sold	—	1.0
Total	$28.3	$10.3		$4.6	$(0.4)

(1) The bunker fuel swap agreements had an ineffective portion of less than $0.1 million for the year ended December 27, 2013.

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

The following table provides a summary of the fair values of our derivative financial instruments measured on a recurring basis under “Fair Value Measurements and Disclosures” (U.S. dollars in millions):

Fair Value Measurements
Foreign currency hedges (liability) assets
	December 26, 2014	December 27, 2013
Quoted Prices in Active Markets for Identical Assets (Level 1)	$—	$—

Significant Other Observable Inputs (Level 2)	25.6	(3.3)

Significant Unobservable Inputs (Level 3)	—	—

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
Refer to Note 11, “Long-Term Debt and Capital Lease Obligations”.

Fair Value of Non-Financial Assets

The following is a tabular presentation of the non-recurring fair value measurement along with the level within the fair value hierarchy in which the fair value measurement in its entirety falls (U.S. dollars in millions):

	Fair Value Measurements for the year ended December 26, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
United Kingdom contract termination on leased facilities	$3.1	$—	$—	$3.1

Germany Banana Ripening Assets	0.2	—	—	0.2
	$3.3	$—	$—	$3.3

During 2014, we recognized an additional charge of $1.7 million for a total contract termination obligation of $3.1 million related to lease payments that will continue to be incurred throughout the lease term or upon termination of the lease contract beyond our cease-use date for under-utilized distribution facilities in the United Kingdom in the banana segment. We estimated the fair value of this obligation using an income based approach, whereby our cash flow was adjusted for a market premium risk. The fair value of the contract termination obligation is classified as Level 3 of the fair value hierarchy due to the mix of unobservable inputs utilized.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. Fair Value Measurements (continued)

During 2014, we recognized $0.5 million in asset impairment charges related to certain under-performing banana ripening assets in Germany. We estimated the fair value of these assets of $0.2 million using the market approach. The fair value of these assets are classified as Level 3 of the fair value hierarchy due to the mix of unobservable inputs utilized.

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

As a result of our annual impairment test performed during the first day of the fourth quarter during 2013 and due to the failure of the prepared food business to meet our expectations, we recorded $99.6 million of asset impairment charges, of which $75.7 million was related to the impairment of the unit's goodwill and $23.9 million was related to the impairment of the perpetual, royalty-free licenses to use the DEL MONTE® brand trademarks. This goodwill and trademark was related to the 2004 Prepared Food acquisition in Europe, Africa, the Middle East and the countries formerly part of the Soviet Union. The fair value of the prepared food unit’s remaining trademarks of $44.8 million, includes $3.2 million related to the U.K. Beverage trademarks and $41.6 million related to the Remaining Del Monte Trademarks.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20. Related Party Transactions

We purchase goods and services from unconsolidated subsidiaries in the ordinary course of business. See Note 4, “Investments in Unconsolidated Companies. ”

There were no receivables from related parties at December 26, 2014 and at December 27, 2013.

There were cash receipts from noncontrolling interests of $5.0 million for 2014, $3.6 million for 2013 and $7.0 million for 2012. We have reflected the cash in contributions from noncontrolling interests under financing activities in the Consolidated Statements of Cash Flows. We have $24.7 million and $19.7 million in other noncurrent liabilities in our Consolidated Balance Sheets related to one of our noncontrolling interests as of December 26, 2014 and December 27, 2013, respectively.

We incurred expenses of approximately $2.7 million for 2014, $2.4 million for 2013 and $2.3 million for 2012 for air transportation services for chartering an aircraft that is indirectly owned by our Chairman and Chief Executive Officer.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21. Unaudited Quarterly Financial Information

Our fiscal quarter-ends correspond to the last Friday of the 13-week period, beginning the day following our fiscal year end. The following summarizes certain quarterly operating data (U.S. dollars in millions, except per share data):

	Quarter ended
	March 28, 2014	June 27, 2014	September 26, 2014	December 26, 2014(2)
Net sales	$982.3	$1,131.3	$884.6	$929.3
Gross profit	106.7	121.5	73.9	62.7
Net income (loss)	58.9	65.4	20.7	(0.4)
Net income (loss) attributable to Fresh Del Monte Produce Inc.	58.6	64.3	19.9	(0.4)
Net income (loss) per ordinary share attributable to Fresh Del Monte Produce Inc. – basic (1)	$1.04	$1.15	$0.36	$(0.01)
Net income (loss) per ordinary share attributable to Fresh Del Monte Produce Inc. – diluted (1)	$1.04	$1.15	$0.35	$(0.01)
Dividends declared per ordinary share	$0.125	$0.125	$0.125	$0.125

	March 29, 2013	June 28, 2013	September 27, 2013	December 27, 2013 (3), (4)
Net sales	$918.8	$1,023.9	$861.1	$879.9
Gross profit	98.6	105.9	53.0	32.9
Net income (loss)	41.8	62.0	5.4	(143.1)
Net income (loss) attributable to Fresh Del Monte Produce Inc.	41.1	62.0	6.4	(143.9)
Net income (loss) per ordinary share attributable to Fresh Del Monte Produce Inc. – basic (1)	$0.71	$1.10	$0.11	$(2.56)
Net income (loss) per ordinary share attributable to Fresh Del Monte Produce Inc. – diluted (1)	$0.71	$1.10	$0.11	$(2.56)
Dividends declared per ordinary share	$0.125	$0.125	$0.125	$0.125

(1)
Basic and diluted earnings per share for each of the quarters presented above is based on the respective weighted average number of shares for the quarters. The sum of the quarters may not necessarily be equal to the full year basic and diluted earnings per share amounts due to rounding.

(2)	Diluted earnings per share for the quarter ended December 26, 2014 excludes the impact of antidilutive share-based payment awards for 399,568 ordinary shares, as they were antidilutive.

(3)	Diluted earnings per share for the quarter ended December 27, 2013 excludes the impact of share-based payment awards for 308,293 ordinary shares, as they were antidilutive.

(4)
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

We evaluate performance based on several factors, of which net sales and gross profit by product are the primary financial measures (U.S. dollars in millions):

	Year ended
	December 26, 2014		December 27, 2013		December 28, 2012
	Net Sales	Gross Profit	Net Sales	Gross Profit	Net Sales	Gross Profit
Banana	$1,804.7	$109.1	$1,692.2	$62.1	$1,544.6	$89.7
Other fresh produce	1,744.7	210.4	1,638.5	192.8	1,544.8	205.8
Prepared food	378.1	45.3	353.0	35.5	331.8	46.2
Totals	$3,927.5	$364.8	$3,683.7	$290.4	$3,421.2	$341.7

	Year ended
Net sales by geographic region:	December 26, 2014	December 27, 2013	December 28, 2012
North America	$2,113.4	$1,968.3	$1,821.1
Europe	736.1	713.4	704.3
Middle East	554.3	524.3	387.4
Asia	434.5	425.6	422.2
Other	89.2	52.1	86.2
Total net sales	$3,927.5	$3,683.7	$3,421.2

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

22. Business Segment Data (continued)

Property, plant and equipment, net:	December 26, 2014	December 27, 2013
North America	$154.8	$123.3
Europe	48.3	54.8
Middle East	156.8	163.0
Africa	42.1	40.7
Asia	72.6	38.4
Central America	583.1	566.3
South America	71.6	70.8
Maritime equipment (including containers)	26.9	31.4
Corporate	14.0	12.5
Total property, plant and equipment, net	$1,170.2	$1,101.2

Identifiable assets:	December 26, 2014	December 27, 2013
North America	$469.3	$403.7
Europe	346.2	333.7
Middle East	325.7	368.1
Africa	142.7	142.7
Asia	188.1	166.8
Central America	923.9	908.9
South America	154.1	136.6
Maritime equipment (including containers)	47.1	46.4
Corporate	78.2	82.3
Total identifiable assets	$2,675.3	$2,589.2

North America accounted for approximately 54%, 54% and 53% of our net sales for the years ended 2014, 2013 and 2012, respectively.  Our earnings are heavily dependent on operations located worldwide; however, our net sales are not dependent on any particular country other than the United States, with no other country accounting for greater than 10% of our net sales for 2014, 2013 and 2012.  These operations are a significant factor in the economies of some of the countries in which we operate and are subject to the risks that are inherent in operating in such countries, including government regulations, currency and ownership restrictions and risk of expropriation. Management reviews assets on the basis of geographic region and not by reportable segment, which more closely aligns our capital investment with demand for our products.  Costa Rica is our most significant sourcing location, representing approximately 40% of our property, plant and equipment as of December 26, 2014.  No foreign country other than Costa Rica accounts for greater than 10% of our property, plant and equipment.

One customer accounted for approximately 11% of net sales in 2014, and 12% of net sales in 2013 and 2012. These sales are reported in the banana and other fresh produce segments. No other customer accounted for 10% or more of our net sales. In 2014 and 2013; our top 10 customers accounted for approximately 29% of net sales as compared with 28% during 2012. Identifiable assets by geographic area represent those assets used in the operations of each geographic area. Corporate assets consist of goodwill, building, leasehold improvements and furniture and fixtures.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

23. Shareholders’ Equity

Our shareholders have authorized 50,000,000 preferred shares at $0.01 par value, of which none are issued or outstanding. Our shareholders have authorized 200,000,000 ordinary shares of common stock at $0.01 par value, of which 53,899,923 are issued and outstanding at December 26, 2014.

The ordinary share activity for the years ended December 26, 2014 and December 27, 2013 is summarized as follows:

	Year Ended
	December 26, 2014	December 27, 2013
Ordinary shares issued/(retired) as a result of:
Stock option exercises	1,945,939	1,975,339
Restricted stock awards	26,117	26,201
Restricted and performance stock units	287,202	—
Ordinary share repurchase and retirement	(4,577,772)	(3,490,488)

May 5, 2010, our Board of Directors approved an additional three-year stock repurchase program of up to $150 million of our ordinary shares, which expired on May 5, 2013. On May 1, 2013, our Board of Directors approved a three-year stock repurchase program of up to $300.0 million of our ordinary shares. We have repurchased $412.1 million of our ordinary shares, or 15,843,157 ordinary shares, under the aforementioned repurchase programs and retired all the repurchased shares. We purchased 2,363,996 ordinary shares at a purchase price of $34.50 in a modified Dutch auction tender offer completed on December 8, 2014. The modified Dutch auction tender offer was conducted as part of the stock repurchase program. We have a maximum dollar amount value of $112.1 million of shares that may yet be purchased under the May 1, 2013 stock repurchase program.

The following represents a summary of repurchase activity during the years ended December 26, 2014 and December 27, 2013 (U.S. dollars in millions, except share and per share data):

	Year Ended
	December 26, 2014			December 27, 2013
	Shares	USD	Average price per share	Shares	USD	Average price per share
Quarter ended:	3,048,596	$103.6	$33.99	27,982	$0.7	$26.43

Year ended:	4,577,772	145.9	31.90	3,490,488	94.0	26.9

Subsequent to the year ended December 26, 2014, we repurchased 1,997,504 ordinary shares for $67.6 million with an average price per share of $33.83.

The following is a summary of the dividends declared per share for the years ended December 26, 2014 and December 27, 2013:

Year Ended
December 26, 2014		December 27, 2013
Dividend Declared Date	Cash Dividend Declared, per Ordinary Share	Dividend Declared Date	Cash Dividend Declared, per Ordinary Share
December 5, 2014	$0.125	December 6, 2013	$0.125
September 5, 2014	$0.125	September 6, 2013	$0.125
May 30, 2014	$0.125	May 31, 2013	$0.125
March 28, 2014	$0.125	March 29, 2013	$0.125

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

23. Shareholders’ Equity (continued)

We paid $27.9 million and $28.2 million in dividends during the years ended December 26, 2014 and December 27, 2013, respectively.

Schedule II - Valuation and Qualifying Accounts
Fresh Del Monte Produce Inc. and Subsidiaries
(U.S. dollars in millions)
Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended December 26, 2014

Deducted from asset accounts: Valuation accounts:
Trade accounts receivable	$8.3	$9.1	$—	$(6.7)	$10.7
Advances to growers and other receivables	6.1	1.9	—	(3.5)	4.5
Deferred tax asset valuation allowance	180.4	18.5	1.8	(21.2)	179.5

Accrued liabilities:
Provision for Kunia Well Site	16.4	0.4	(1.4)	(0.8)	14.6
Total	$211.2	$29.9	$0.4	$(32.2)	$209.3

Year ended December 27, 2013:

Deducted from asset accounts:
Valuation accounts:
Trade accounts receivable	$6.8	$10.6	$—	$(9.1)	$8.3
Advances to growers and other receivables	7.6	2.4	—	(3.9)	6.1
Deferred tax asset valuation allowance	180.6	10.7	0.1	(11.0)	180.4

Accrued liabilities:
Provision for Kunia Well Site	16.8	0.4	—	(0.8)	16.4
Total	$211.8	$24.1	$0.1	$(24.8)	$211.2

Year ended December 28, 2012:

Deducted from asset accounts:
Valuation accounts:
Trade accounts receivable	$7.4	$0.1	$—	$(0.7)	$6.8
Advances to growers and other receivables	9.8	3.3	—	(5.5)	7.6
Deferred tax asset valuation allowance	174.3	26.4	2.2	(22.3)	180.6

Accrued liabilities:
Provision for Kunia Well Site	17.7	0.4	—	(1.3)	16.8
Total	$209.2	$30.2	$2.2	$(29.8)	$211.8

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 26, 2014. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the year ended December 26, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

See Management’s Annual Report on Internal Control Over Financial Reporting included in Item 8.  Financial Statements and Supplementary Data.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by Item 10 of Part III of this Annual Report on Form 10-K will be included in our definitive Proxy Statement relating to our 2015 Annual General Meeting of Shareholders with respect to directors, executive officers, audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance, is incorporated herein by reference in response to this item.

Code of Ethics

We have adopted a Code of Conduct and Business Ethics Policy (“Code of Conduct”) that applies to our principal executive officer, principal financial officer and principal accounting officer as well as all our directors, other officers and employees. Our Code of Conduct can be found on our Web site at www.freshdelmonte.com. We have not waived the requirements of the Code of Conduct for any directors or executive officers and there were no amendments in 2014.  We intend to disclose any amendment or waiver of the Code of Conduct promptly on our Web site.

Item 11.	Executive Compensation

Information required by Item 11 of Part III of this Annual Report on Form 10-K will be included in our definitive Proxy Statement relating to our 2015 Annual General Meeting of Shareholders with respect to executive compensation, is incorporated herein by reference in response to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 of Part III of this Annual Report on Form 10-K will be included in our definitive Proxy Statement relating to our 2015 Annual General Meeting of Shareholders with respect to security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans, is incorporated herein by reference in response to this item.

Item 13.	Certain Relationships and Related Transactions

Information required by Item 13 of Part III of this Annual Report on Form 10-K will be included in our definitive Proxy Statement relating to our 2015 Annual General Meeting of Shareholders with respect to certain relationships and related transactions and director independence, is incorporated herein by reference in response to this item.

Item 14.	Principal Accountant Fees and Services

Information required by Item 14 of Part III of this Annual Report on Form 10-K will be included in our definitive Proxy Statement relating to our 2015 Annual General Meeting of Shareholders with respect to principal accountant fees and services, is incorporated by reference in response to this item.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Consolidated Statements and Other Financial Information

The following financial statements and supplemental schedule of Fresh Del Monte Produce Inc. and its subsidiaries are included in Item 8.  Financial Statements and Supplementary Data of this Report:

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Consolidated Balance Sheets at December 26, 2014 and December 27, 2013

Consolidated Statements of Income for the years ended December 26, 2014, December 27, 2013 and December 28, 2012

Consolidated Statements of Comprehensive Income for the years ended December 26, 2014, December 27, 2013 and December 28, 2012

Consolidated Statements of Cash Flows for the years ended December 26, 2014, December 27, 2013, December 28, 2012

Consolidated Statements of Shareholders’ Equity for the years ended December 26, 2014, December 27, 2013, December 28, 2012

Notes to Consolidated Financial Statements

Supplemental Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts

Exhibits

The exhibits listed below are incorporated in this Report by reference, except for those indicated by “*” which are filed herewith (see accompanying Exhibit Index)

Exhibit No.	Description
3.1	Amended and Restated Memorandum of Association of Fresh Del Monte Produce Inc. (incorporated by reference to Exhibit 3.6 to our Registration Statement on Form F-1 (File No. 333-7708)).

3.2	Amended and Restated Articles of Association of Fresh Del Monte Produce Inc. (incorporated by reference to Exhibit 3.7 to our Registration Statement on Form F-1 (File No. 333-7708)).

4.1	Specimen Certificate of Ordinary Shares of Fresh Del Monte Produce Inc. (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form F-1 (File No. 333-7708)).

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

10.21**
2011 Omnibus Share Incentive Plan (incorporated by reference to Exhibit A in the Company's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 24, 2011)

10.22
2014 Omnibus Share Incentive Plan (incorporated by reference to Exhibit A in the Company's Definitive Proxy Statement on Schedule 14A files with the the Securities and Exchange Commission on March 31, 2014)

10.23
Standard Fruit and Vegetable Co., Inc. Stock Purchase Agreement, dated as of January 27, 2003, between Del Monte Fresh Produce N.A., Inc and Standard Fruit and Vegetable Co., Inc. et al. (incorporated by reference to Exhibit 4.13 to our 2002 Annual Report on Form 20-F).

10.24
Stock purchase agreement, dated as of June 6, 2008, among Northsound Corporation, Red Crown Development Inc. and JAS Investments Corp., as Sellers and Del Monte (Pinabana) Corp. as Purchaser (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 9, 2008).

10.25
Credit Agreement, dated as of October 23, 2012, (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on October 29, 2012) by and among Fresh Del Monte Produce Inc., and certain subsidiaries named therein and the lenders and agents named therein.

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer filed pursuant to 17 CFR 240.13a-14(a).

31.2*	Certification of Chief Financial Officer filed pursuant to 17 CFR 240.13a-14(a).

32*	Certifications of Chief Executive Officer and Chief Financial Officer furnished pursuant to 17 CFR 240.13a-14(b) and 18 U.S.C. Section 1350.

101.INS*,***	XBRL Instance Document.

101.SCH*,***	XBRL Taxonomy Extension Schema Document.

Exhibit No.	Description
101.CAL*,***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*,***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*,***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*,***	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

**	Management contract or compensatory plan or arrangement.

***
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 26, 2014 and December 27, 2013, (ii) Consolidated Statements of Income for the years ended December 26, 2014, December 27, 2013 and December 28, 2012, (iii) Consolidated Statements of Comprehensive Income for the years ended December 26, 2014, December 27, 2013, and December 28, 2012, (iv) Consolidated Statements of Cash Flows for the years ended December 26, 2014, December 27, 2013 and December 28, 2012 and (v) Notes to Consolidated Financial Statements.

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

FRESH DEL MONTE PRODUCE INC.

Date:	February 18, 2015	By:	/s/ Hani El-Naffy
Hani El-Naffy
President & Chief Operating Officer

Date:	February 18, 2015	By:	/s/ Richard Contreras
Richard Contreras
Senior Vice President & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 18th day of February, 2015:

/s/ Mohammad Abu-Ghazaleh
By	Mohammad Abu-Ghazaleh
Chairman & Chief Executive Officer (Principal Executive Officer)

/s/ Hani El-Naffy
By	Hani El-Naffy
President & Chief Operating Officer

/s/ Richard Contreras
By	Richard Contreras
Senior Vice President & Chief Financial Officer (Principal Financial & Accounting Officer)

/s/ Salvatore H. Alfiero
By	Salvatore H. Alfiero
Director

/s/ Michael J. Berthelot
By	Michael J. Berthelot
Director

/s/ Edward L. Boykin
By	Edward L. Boykin
Director

/s/ Madeleine Champion
By	Madeleine Champion
Director

/s/ John H. Dalton
By	John H. Dalton
Director

/s/ Robert S. Bucklin
By	Robert S. Bucklin
Director

/s/ Amir Abu-Ghazaleh
By	Amir Abu-Ghazaleh
Director