Form 10-Q
period 2015-03-27
FRESH DEL MONTE PRODUCE INC
filed 2015-04-28
CIK 1047340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
———————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 17, 2015, there were 52,413,824 ordinary shares of Fresh Del Monte Produce Inc. issued and outstanding.

Forward-Looking Statements

This report, information included in future filings by us and information contained in written material, press releases and oral statements, issued by or on behalf of us contains, or may contain, statements that constitute forward-looking statements. In this report, these statements appear in a number of places and include statements regarding the intent, beliefs or current expectations of us or our officers (including statements preceded by, followed by or that include the words “believes”, “expects”, “anticipates” or similar expressions) with respect to various matters, including our plans and future performance.  These forward-looking statements involve risks and uncertainties.  Fresh Del Monte’s actual plans and performance may differ materially from those in the forward-looking statements as a result of various factors, including (i) the uncertain global economic environment and the timing and strength of a recovery in the markets we serve, and the extent to which adverse economic conditions continue to affect our sales volume and results, including our ability to command premium prices for certain of our principal products, or increase competitive pressures within the industry, (ii) the impact of governmental initiatives in the United States and abroad to spur economic activity, including the effects of significant government monetary or other market interventions on inflation, price controls and foreign exchange rates, (iii) the impact of governmental trade restrictions, including adverse governmental regulation that may impact our ability to access certain markets, (iv) our anticipated cash needs in light of our liquidity, (v) the continued ability of our distributors and suppliers to have access to sufficient liquidity to fund their operations, (vi) trends and other factors affecting our financial condition or results of operations from period to period, including changes in product mix or consumer demand for branded products such as ours, particularly as consumers remain price-conscious in the current economic environment; anticipated price and expense levels; the impact of crop disease, severe weather conditions, such as flooding, or natural disasters, such as earthquakes, on crop quality and yields and on our ability to grow, procure or export our products; the impact of prices for petroleum-based products and packaging materials; and the availability of sufficient labor during peak growing and harvesting seasons, (vii) the impact of pricing and other actions by our competitors, particularly during periods of low consumer confidence and spending levels, (viii) the impact of foreign currency fluctuations, (ix) our plans for expansion of our business (including through acquisitions) and cost savings, (x) our ability to successfully integrate acquisitions into our operations, (xi) the impact of impairment or other charges associated with exit activities, crop or facility damage or otherwise, (xii) the timing and cost of resolution of pending and future legal and environmental proceedings or investigations, (xiii) the impact of changes in tax accounting or tax laws (or interpretations thereof), and the impact of settlements of adjustments proposed by the Internal Revenue Service or other taxing authorities in connection with our tax audits, and (xiv) the cost and other implications of changes in regulations applicable to our business, including potential legislative or regulatory initiatives in the United States or elsewhere directed at mitigating the effects of climate change. All forward-looking statements in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our plans and performance may also be affected by the factors described in Item 1A-“Risk Factors” in our Annual Report on Form 10-K for the year ended December 26, 2014 along with other reports that we have on file with the Securities and Exchange Commission.

PART I: FINANCIAL INFORMATION

Item 1.        Financial Statements

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)
(U.S. dollars in millions, except share and per share data)

	March 27, 2015	December 26, 2014
Assets
Current assets:
Cash and cash equivalents	$28.6	$34.1
Trade accounts receivable, net of allowance of $12.3 and $10.7, respectively	387.0	344.6
Other accounts receivable, net of allowance of $4.4 and $4.5, respectively	75.5	69.0
Inventories, net	529.8	516.1
Deferred income taxes	14.1	12.3
Prepaid expenses and other current assets	73.0	64.8
Total current assets	1,108.0	1,040.9

Investments in and advances to unconsolidated companies	2.0	2.0
Property, plant and equipment, net	1,170.8	1,170.2
Deferred income taxes	44.9	45.8
Other noncurrent assets	87.7	85.9
Goodwill	330.0	330.5
Total assets	$2,743.4	$2,675.3
Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued expenses	$381.4	$382.1
Current portion of long-term debt and capital lease obligations	2.6	2.2
Deferred income taxes	18.2	18.3
Income taxes and other taxes payable	10.9	6.8
Total current liabilities	413.1	409.4

Long-term debt and capital lease obligations	339.2	264.7
Retirement benefits	89.3	89.8
Other noncurrent liabilities	48.4	49.5
Deferred income taxes	74.8	74.0
Total liabilities	964.8	887.4
Commitments and contingencies
Shareholders' equity:
Preferred shares, $0.01 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.01 par value; 200,000,000 shares authorized; 52,604,343 and 53,899,923 issued and outstanding, respectively	0.5	0.5
Paid-in capital	546.1	546.4
Retained earnings	1,186.2	1,198.4
Accumulated other comprehensive loss	4.1	2.6
Total Fresh Del Monte Produce Inc. shareholders' equity	1,736.9	1,747.9
Noncontrolling interests	41.7	40.0
Total shareholders' equity	1,778.6	1,787.9
Total liabilities and shareholders' equity	$2,743.4	$2,675.3

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(U.S. dollars in millions, except share and per share data)

	Quarter ended
	March 27, 2015	March 28, 2014
Net sales	$1,008.4	$982.3
Cost of products sold	908.0	875.6
Gross profit	100.4	106.7
Selling, general and administrative expenses	43.9	43.7
Gain on disposal of property, plant and equipment	1.2	0.1
Asset impairment and other charges (credits), net	1.4	(2.1)
Operating income	56.3	65.2
Interest expense	1.3	1.0
Interest income	0.1	—
Other expense (income), net	5.9	(0.7)
Income before income taxes	49.2	64.9
Provision for income taxes	5.0	6.0
Net income	$44.2	$58.9
Less: Net income attributable to noncontrolling interests	1.7	0.3
Net income attributable to Fresh Del Monte Produce Inc.	$42.5	$58.6
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Basic	$0.80	$1.04
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Diluted	$0.80	$1.04
Dividends declared per ordinary share	$0.125	$0.125
Weighted average number of ordinary shares:
Basic	53,007,473	56,180,800
Diluted	53,409,613	56,506,491

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(U.S. dollars in millions)

	Quarter ended
	March 27, 2015	March 28, 2014
Net income	$44.2	$58.9
Other comprehensive income:
Net unrealized gain (loss) on derivatives	11.5	(1.8)
Net unrealized foreign currency translation (loss)	(10.4)	(0.6)
Net change in retirement benefit adjustment, net of tax	0.3	0.3
Comprehensive income	$45.6	$56.8
Less: comprehensive income attributable to noncontrolling interests	1.7	—
Comprehensive income attributable to Fresh Del Monte Produce Inc.	$43.9	$56.8

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(U.S. dollars in millions)

	Quarter ended
	March 27, 2015	March 28, 2014
Operating activities:
Net income	$44.2	$58.9
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	18.1	18.0
Amortization of debt issuance costs	0.1	0.1
Stock-based compensation expense	3.6	3.2
Asset impairment, net	1.4	0.3
Change in uncertain tax positions	0.1	0.1
Gain on sales of property, plant and equipment	(1.2)	(0.1)
Deferred income taxes	(0.5)	(6.2)
Excess tax benefit from stock-based compensation	(0.2)	—
Foreign currency translation adjustment	(4.1)	0.3
Changes in operating assets and liabilities:
Receivables	(49.8)	(46.6)
Inventories	(16.9)	(7.1)
Prepaid expenses and other current assets	(0.1)	0.8
Accounts payable and accrued expenses	20.4	23.3
Other noncurrent assets and liabilities	(1.6)	(5.1)
Net cash provided by operating activities	13.5	39.9
Investing activities:
Capital expenditures	(25.2)	(50.7)
Proceeds from sales of property, plant and equipment	2.9	0.4
Net cash used in investing activities	(22.3)	(50.3)
Financing activities:
Proceeds from long-term debt	244.4	160.0
Payments on long-term debt	(170.2)	(129.5)
Contributions from noncontrolling interests, net	—	(0.1)
Proceeds from stock options exercised	17.4	2.8
Excess tax benefit from stock-based compensation	0.2	—
Dividends paid	(6.5)	(7.1)
Repurchase and retirement of ordinary shares	(84.8)	(19.8)
Net cash provided by financing activities	0.5	6.3
Effect of exchange rate changes on cash	2.8	0.2
Net decrease in cash and cash equivalents	(5.5)	(3.9)
Cash and cash equivalents, beginning	34.1	42.5
Cash and cash equivalents, ending	$28.6	$38.6
Supplemental cash flow information:
Cash paid for interest	$1.0	$1.1
Cash paid for income taxes	$1.4	$0.9
Non-cash financing and investing activities:
Purchase of assets under capital lease obligations	$0.7	$0.7
Retirement of ordinary shares	$69.7	$19.8

 See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  General

Reference in this report to Fresh Del Monte, “we”, “our”, “us” and the “Company” refer to Fresh Del Monte Produce Inc. and its subsidiaries, unless the context indicates otherwise.

We were incorporated under the laws of the Cayman Islands in 1996 and are engaged primarily in the worldwide production, transportation and marketing of fresh produce. We source our products, which include bananas, pineapples, melons and non-tropical fruit (including grapes, apples, pears, peaches, plums, nectarines, avocados, citrus and kiwis) and tomatoes, primarily from Central America, North America, South America, Africa, the Philippines and Europe. We distribute our products in North America, Europe, Asia, South America, Africa and the Middle East. Our products are sourced from our Company-owned farms, through joint venture arrangements and through supply contracts with independent growers. We have the exclusive right to use the DEL MONTE® brand for fresh fruit, fresh vegetables and other fresh and fresh-cut produce and certain other specified products on a royalty-free basis under a worldwide, perpetual license from Del Monte Corporation, an unaffiliated company that owns the DEL MONTE® trademark. We are also a producer, marketer and distributor of prepared fruit and vegetable, juices and snacks and we hold a perpetual, royalty-free license to use the DEL MONTE® brand for prepared foods throughout Europe, Africa, the Middle East and countries formerly part of the Soviet Union. Del Monte Corporation and several other unaffiliated companies manufacture, distribute and sell under the DEL MONTE® brand canned or processed fruit, vegetables and other produce, as well as dried fruit, snacks and other products in certain geographic regions.

The accompanying unaudited Consolidated Financial Statements for the quarter ended March 27, 2015 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for fair presentation have been included. Operating results for the quarter ended March 27, 2015 are subject to significant seasonal variations and are not necessarily indicative of the results that may be expected for the year ending January 1, 2016. For further information, refer to the Consolidated Financial Statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 26, 2014.

We are required to evaluate events occurring after March 27, 2015 for recognition and disclosure in the Consolidated Financial Statements for the quarter ended March 27, 2015. Events are evaluated based on whether they represent information existing as of March 27, 2015, which require recognition in the Consolidated Financial Statements, or new events occurring after March 27, 2015, which do not require recognition but require disclosure if the event is significant to the Consolidated Financial Statements. We evaluated events occurring subsequent to March 27, 2015 through the date of issuance of these Consolidated Financial Statements.

2. Recently Issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU"), which changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The amendment in this ASU will be effective for us beginning the first day of our 2016 fiscal year. Early adoption is permitted. We are evaluating the impact of adoption of this ASU on our financial disclosures, but do not expect this ASU to have a significant effect.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

2. Recently Issued Accounting Pronouncements (continued)

In February 2015, the FASB issued an ASU which amends certain requirements in ASC 810 for determining whether a variable interest entity must be consolidated. The amendment in this ASU will be effective for us beginning the first day of our 2016 fiscal year. Early adoption is permitted. We are evaluating the impact of adoption of this ASU on our financial disclosures, but do not expect this ASU to have a significant effect.

In August 2014, the FASB issued an ASU related to how a reporting entity must report its going-concern uncertainties in its financial statements. The new standard requires that management perform interim and annual assessments of its ability to continue as a going concern within one year of the date of issuance of its financial statements. We would be required to provide certain disclosure if there is "substantial doubt about our ability to continue as a going concern." According to the FASB, this update is meant to enhance the timeliness, clarity, and consistency of related disclosure and improve convergence with International Financial Reporting Standards, which emphasize management's responsibility for performing the going concern assessment. The amendment in this ASU will be effective for us for the annual period ending 2016. Early adoption is permitted. We are evaluating the impact of adoption of this ASU on our financial disclosures, but do not expect this ASU to have a significant effect.

In June 2014, the FASB issued an ASU related to stock compensation. The new standard requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. The update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The amendments in this ASU will be effective for us beginning the first interim period of our 2016 fiscal year and can be applied either prospectively or retrospectively to all awards outstanding as of the beginning of the earliest annual period presented as an adjustment to opening retained earnings. Early adoption is permitted. We are evaluating the impact of adoption of this ASU on our financial condition, result of operations and cash flows, but do not expect this ASU to have a significant effect.

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
The amendments in this ASU will be effective for us beginning the first day of our 2018 fiscal year. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition method. We are evaluating the impact of adoption of this ASU on our financial condition, results of operations and cash flows, but do not expect this ASU to have a significant effect.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

3.  Asset Impairment and Other Charges, Net

The following represents a summary of asset impairment and other charges, net recorded during the quarters ended March 27, 2015 and March 28, 2014 (U.S. dollars in millions):

	Quarter ended			Quarter ended
	March 27, 2015			March 28, 2014
	Long-lived and other asset impairment (credits)	Exit activity and other charges	Total	Long-lived and other asset impairment (credits)	Exit activity and other charges (credits)	Total
Banana segment:
Other banana segment charges	—	—	$—	—	0.1	$0.1
Other fresh produce segment:
Chile floods	1.2	—	$1.2	—	—	$—
Hawaii favorable settlement of litigation	—	—	—	—	(2.9)	(2.9)
Other fresh produce segment charges (credits)	—	(0.1)	(0.1)	0.3	—	0.3
Prepared food segment:
Other prepared food segment charges	0.2	0.1	0.3	—	0.4	0.4
Total asset impairment and other charges (credits), net	$1.4	$—	$1.4	$0.3	$(2.4)	$(2.1)

Exit Activity and Other Reserves

The following is a rollforward of 2015 exit activity and other reserves (U.S. dollars in millions):

	Exit activity and other reserve balance at December 26, 2014	Impact to Earnings	Cash Paid	Foreign Exchange Impact	Exit activity and other reserve balance at March 27, 2015
Termination benefits	$0.1	$0.1	$(0.2)	$—	$—
Contract termination and other exit activity charges	2.5	—	(0.4)	—	2.1
	$2.6	$0.1	$(0.6)	$—	$2.1

Exit activity and other reserve balances are included in accounts payable and accrued expenses at March 27, 2015. These amounts are contract termination costs primarily related to the underutilized facilities in the United Kingdom , both in the banana segment. We do not expect additional charges related to the exit and other activities mentioned above that would significantly impact our results of operations or financial condition.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

4.  Noncontrolling Interests

The following table reconciles shareholders’ equity attributable to noncontrolling interests (U.S. dollars in millions):

	Quarter ended
	March 27, 2015	March 28, 2014
Noncontrolling interests, beginning	$40.0	$38.1
Net income attributable to the noncontrolling interests	1.8	0.3
Translation adjustments	—	(0.1)
Retirement benefit adjustment	(0.1)	(0.2)
Capital contributions (to) from	—	(0.1)
Noncontrolling interests, ending	$41.7	$38.0

5.  Variable Interest Entities

One of our Del Monte Gold® Extra Sweet pineapple producers meets the definition of a Variable Interest Entity ("VIE") pursuant to the Accounting Standards Codification ("ASC") guidance on “Consolidation” and is consolidated. Our variable interest in this entity includes an equity investment and certain debt guarantees. All of this VIE's pineapple production is sold to us. Based on the criteria of this ASC, as amended, we are the primary beneficiary of this VIE’s expected residual returns or losses in excess of our ownership interest. Although we are the primary beneficiary, the VIE’s creditors do not have recourse against us. At March 27, 2015, the VIE had total assets of $39.4 million and total liabilities of $7.3 million. The VIE had long-term debt of $3.2 million, which is collateralized by its property, plant and equipment and further guaranteed by a $2.2 million standby letter of credit issued by us. As of March 27, 2015, the VIE is current on its long-term debt. There are no other restrictions on the assets of the VIE.

We have provided funding for capital investments in the VIE in proportion to our voting interest. In the future, we may provide additional funding for capital investments to the VIE.

6.  Financing Receivables

Financing receivables are included in other accounts receivable less allowances on our accompanying Consolidated Balance Sheets and are recognized at net realizable value, which approximates fair value. Other accounts receivable may include value-added taxes receivables, seasonal advances to growers and suppliers, which are usually short-term in nature, and other financing receivables.

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

These advances are collateralized by property liens and pledges of the respective season’s produce; however, certain factors such as unfavorable weather conditions, crop disease and financial stability could impact the ability for these growers to repay their advance. Occasionally, we agree to a payment plan or take steps to recover the advance via established collateral.  Reserves for uncollectible advances are determined on a case by case basis depending on the production for the season and other contributing factors.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

6.  Financing Receivables (continued)

The following table details financing receivables including the related allowance for doubtful accounts (U.S. dollars in millions):

	March 27, 2015		December 26, 2014
	Short-term	Long-term	Short-term	Long-term
Gross advances to independent growers	$28.3	$0.6	$33.5	$0.6
Allowance for advances to independent growers	(1.9)	—	(2.4)	—
Net advances to independent growers	$26.4	$0.6	$31.1	$0.6

The current and noncurrent portions of the financing receivables included above are classified in the Consolidated Balance Sheets in other accounts receivable and other noncurrent assets, respectively.

The following table details the credit risk profile of the above listed financing receivables (U.S. dollars in millions):

	Current Status	Past Due Status	Total
Gross advances to independent growers:
March 27, 2015	$27.0	$1.9	$28.9
December 26, 2014	31.7	2.4	34.1

The allowance for doubtful accounts and the related financing receivables for the quarters ended March 27, 2015 and March 28, 2014 were as follows (U.S. dollars in millions):

	Quarter ended
	March 27, 2015	March 28, 2014
Allowance for advances to independent growers:
Balance, beginning of period	$2.4	$3.3
Deductions to allowance related to write-offs	(0.5)	—
Balance, end of period	$1.9	$3.3

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

7.  Stock-Based Compensation

Our shareholders approved and ratified the 2014 Omnibus Share Incentive Plan (the “2014 Plan”), which allows us to grant equity-based compensation awards, including stock options, restricted stock awards and restricted stock units. We disclosed the significant terms of the 2014 Plan and prior plans in our annual financial statements included in our Annual Report on Form 10-K for the year ended December 26, 2014.

Stock-based compensation expense included in selling, general and administrative expenses related to stock options on a straight-line, single-award basis, restricted stock awards ("RSA"), restricted stock units ("RSUs") and performance stock units ("PSUs") included in the accompanying Consolidated Statements of Income were as follows (U.S. dollars in millions):

	Quarter ended
	March 27, 2015	March 28, 2014
Stock Options	$1.1	$1.5
RSUs/PSUs	$1.8	$1.0
RSAs	$0.7	$0.7
Total	$3.6	$3.2

We realized an excess share-based payment deduction resulting from stock options exercised through a reduction in taxes currently payable and related effect on cash flows of $0.2 million for the quarter ended March 27, 2015. There were no excess share-based payment deductions resulting from stock options in 2014. Proceeds of $17.4 million and $2.8 million were received from the issuance of stock-based options and awards for the quarter ended March 27, 2015 and March 28, 2014, respectively.

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

There were no stock option grants for the quarter ended March 27, 2015 and March 28, 2014.

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

For RSAs awarded under prior plans, 50% of each award of our restricted stock vested on the date it was granted. The remaining 50% of each award vests upon the six-month anniversary of the date on which the recipient ceases to serve as a member of our Board of Directors. Restricted stock awarded during the quarters ended March 27, 2015 and March 28, 2014 allows directors to retain all of their awards once they cease to serve as a member of our Board of Directors and is considered a nonsubstantive service condition in accordance with the guidance provided by the ASC on “Compensation – Stock Compensation”.  Accordingly, it is appropriate to recognize compensation cost immediately for restricted stock awards granted to non-management members of the Board of Directors.

The following table lists the various restricted stock awards and related compensation expense under prior plans for the quarters ended March 27, 2015 and March 28, 2014 (U.S. dollars in millions except share and per share data):

Date of Award	Shares of Restricted Stock Awarded	Price Per Share
January 2, 2015	21,875	$33.60
January 2, 2014	26,117	28.15

Restricted Stock Units / Performance Stock Units

Each RSU/PSU represents a contingent right to receive one of our ordinary shares. The PSUs are subject to meeting minimum performance criteria set by our Compensation Committee of our Board of Directors. The actual number of shares the recipient receives is determined based on the results achieved versus performance goals. Those performance goals are based on exceeding a measure of our earnings. Depending on the results achieved, the actual number of shares that an award recipient receives at the end of the period may range from 0% to 100% of the award units granted. Provided such criteria are met, the PSU will vest in three equal annual installments on each of the next three anniversary dates provided that the recipient remains employed with us. The RSUs will vest 20% on the award date and 20% on each of the next four anniversaries.

RSUs and PSUs do not have the voting rights of ordinary shares, and the shares underlying the RSUs and PSUs are not considered issued and outstanding. However, shares underlying PSUs are included in the calculation of diluted earnings per share to the extent the performance criteria are met.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

7.  Stock-Based Compensation (continued)

The fair market value for RSUs and PSUs is based on the closing price of our stock on the award date. Forfeitures are estimated based on population of employees and historical experiences.

The following table lists the various RSUs and PSUs awarded under the 2014 Plan and prior plans for the quarters ended March 27, 2015 and March 28, 2014 (U.S. dollars in millions except share and per share data):

Date of Award	Type of Award	Units Awarded	Price Per Share
February 18, 2015	PSU	175,000	$33.44
February 18, 2015	RSU	50,000	33.44
February 19, 2014	PSU	165,000	25.52

RSUs and PSUs are eligible to earn Dividend Equivalent Units ("DEUs") equal to the cash dividend paid to ordinary shareholders. DEUs are subject to the same performance and/or service conditions as the underlying RSUs and PSUs and are forfeitable.

We expense the fair market value of RSUs and PSUs, as determined on the date of award, ratably over the vesting period provided the performance condition, if any, is probable of attaining.

8.  Inventories

Inventories consisted of the following (U.S. dollars in millions):

	March 27, 2015	December 26, 2014
Finished goods	$237.8	$198.7
Raw materials and packaging supplies	134.8	152.6
Growing crops	157.2	164.8
Total inventories	$529.8	$516.1
9.  Long-Term Debt and Capital Lease Obligations

The following is a summary of long-term debt and capital lease obligations (U.S. dollars in millions):

	March 27, 2015	December 26, 2014
Senior unsecured revolving credit facility (see Credit Facility below)	$337.0	$262.5
Various other notes payable	3.2	3.4
Capital lease obligations	1.6	1.0
Total long-term debt and capital lease obligations	341.8	266.9
Less: Current portion	(2.6)	(2.2)
Long-term debt and capital lease obligations	$339.2	$264.7

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

9.  Long-Term Debt and Capital Lease Obligations (continued)

The following is a summary of the material terms of the Credit Facility and other working capital facilities at March 27, 2015 (U.S. dollars in millions):

	Term	Maturity Date	Interest Rate	Borrowing Limit	Available Borrowings
Credit Facility	5 years	October 23, 2017	1.68%	$500.0	$147.3
Other working capital facilities	Varies	Varies	Varies	19.6	14.3
				$519.6	$161.6

The current margin for LIBOR advances is 1.50%. We intend to use funds borrowed under the Credit Facility from time to time for general corporate purposes, which may include the repayment, redemption or refinancing of our existing indebtedness, working capital needs, capital expenditures, funding of possible acquisitions, possible share repurchases and satisfaction of other obligations.

The Credit Facility requires us to comply with financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers. As of March 27, 2015, we were in compliance with all of the covenants contained in the Credit Facility. The Credit Facility is unsecured as long as we maintain a certain leverage ratio and is guaranteed by certain of our subsidiaries. The Credit Facility permits borrowings under the revolving commitment with an interest rate determined based on our leverage ratio and spread over LIBOR. In addition, we pay an unused commitment fee.

At March 27, 2015, we applied $15.6 million to the letter of credit facility, comprised of certain contingent obligations and other governmental agency guarantees combined with guarantees for purchases of raw materials and equipment and other trade related letters of credit. We also had $10.3 million in other letters of credit and bank guarantees not included in the letter of credit facility.

On April 16, 2015, we entered into a new 5-year, $800 million syndicated senior unsecured revolving credit facility maturing on April 15, 2020 (the "New Credit Facility") with Bank of America, N.A. as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Inc. as sole lead arranger and sole book manager. Borrowings under the New Credit Facility bear interest at a spread over LIBOR that varies with our leverage ratio. The margin for LIBOR advances under the New Credit Facility is currently 1.25%. The New Credit Facility also includes a swing line facility and a letter of credit facility.

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

In February 2011, a group of former banana cooperative workers from the Philippines filed a complaint in the Philippines against two of our subsidiaries claiming injury from exposure to DBCP. The trial court dismissed the complaint against our subsidiaries on October 3, 2011. Plaintiffs have appealed the dismissal to the Court of Appeals. On March 9, 2015, the Court of Appeals affirmed the trial court’s dismissal of the complaint.

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

The European Commission did, however, find that Internationale Fruchtimport Gesellschaft Weichert & Co KG (“Weichert”), an entity in which one of our subsidiaries formerly held an indirect 80% noncontrolling interest, infringed EU competition rules and imposed upon it a €14.7 million ($16.0 million using exchange rates as of March 27, 2015) fine. The European Commission has asserted that we controlled Weichert during the period by virtue of our subsidiary’s former, indirect noncontrolling interest and has therefore held that we are jointly and severally liable for Weichert’s payment of the fine.

On December 31, 2008, we filed an appeal of this determination on grounds, among others, that Weichert did not violate EU competition rules and that, in any event, we cannot be held jointly and severally liable for Weichert’s acts under applicable EU law. On April 14, 2010, Weichert filed a statement of intervention in support of our appeal seeking annulment of the European Commission’s determination. A hearing was held on February 1, 2012 for oral argument on the appeal. On March 14, 2013, the ruling on the appeal was issued reducing the fine from €14.7 million to €8.8 million ($9.6 million using exchange rates as of March 27, 2015) but upholding the European Commission's decision holding us jointly and severally liable for Weichert's payment of the fine.

On May 24, 2013, we filed an appeal with the Court of Justice of the European Union against this decision re-asserting that we cannot be held jointly and severally liable for Weichert's acts under EU law. On June 4, 2013, the European Commission filed an appeal challenging only an approximate €1.0 million ($1.1 million using exchange rates as of March 27, 2015) portion of the lower court's fine reduction and thereby seeking that the fine be set at €9.8 million ($10.7 million using exchange rates as of March 27, 2015) rather than €8.8 million. In its appeal, the European Commission also disputed the grounds upon which we based our appeal. We filed our response to the European Commission's appeal on July 1, 2013. The European Commission filed its response to our appeal on August 5, 2013. Weichert filed responses to our appeal and the European Commission’s appeal as well as a cross-appeal on August 8, 2013. We filed a reply to the European Commission’s response to our appeal on October 17, 2013. A hearing was held on October 9, 2014 for oral argument on the appeal. On December 11, 2014, the Advocate General of the Court of Justice issued an advisory opinion to the court agreeing with the European Commission’s position on appeal, disagreeing with our and Weichert’s positions on appeal and recommending that the fine be set at €9.8 million. The decision of the Court of Justice on the appeal remains pending. During December 2014, as a result of the advisory opinion issued by the Advocate General of the Court of Justice, we accrued $8.8 million in non-current liabilities on our Consolidated Balance Sheets related to the European Union antitrust investigation.

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

During 2014, as a result of a meeting held with the EPA which resulted in changes to the remediation work being performed, we reduced the liability related to the Kunia well site clean-up by $1.4 million. The undiscounted estimates are between $14.8 million and $28.7 million. The undiscounted estimate on which our accrual is based totals $14.8 million and is discounted using a 3.0% rate. As of March 27, 2015, there is $13.9 million included in other noncurrent liabilities and $0.8 million included in accounts payable and accrued expenses in the Consolidated Balance Sheets for the Kunia Well Site clean-up, which we expect to expend in the next 12 months. We expect to expend approximately $0.5 million in 2016, $1.7 million per year in 2017 and 2018, and $0.8 million in 2019. Certain portions of the EPA’s estimates have been discounted using a 3.0% interest rate.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

11.  Earnings Per Share

Basic and diluted net income per ordinary share is calculated as follows (U.S. dollars in millions, except share and per share data):

	Quarter ended
	March 27, 2015	March 28, 2014
Numerator:
Net income attributable to Fresh Del Monte Produce Inc.	$42.5	$58.6

Denominator:
Weighted average number of ordinary shares - Basic	53,007,473	56,180,800
Effect of dilutive securities - Share based employee options and awards	402,140	325,691
Weighted average number of ordinary shares - Diluted	53,409,613	56,506,491

Antidilutive Options and Awards (1)	40,129	3,150,773

Net income per ordinary share attributable to
Fresh Del Monte Produce Inc.:
Basic	$0.80	$1.04
Diluted	$0.80	$1.04

(1)	Options to purchase shares of common stock and unvested RSU's and PSU's are not included in the calculation of Net income per ordinary share because the effect would have been anti-dilutive.

Refer to Note 17, “Shareholders’ Equity”, for disclosures related to the stock repurchase program and retired shares.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

12.  Retirement and Other Employee Benefits

The following table sets forth the net periodic benefit costs of our pension plans and post-retirement plans (U.S. dollars in millions):

	Quarter ended
	March 27, 2015	March 28, 2014
Service cost	$1.4	$1.4
Interest cost	1.7	1.8
Expected return on assets	(1.0)	(1.1)
Amortization of net actuarial loss	0.4	0.3
Net periodic benefit costs	$2.5	$2.4

13.  Business Segment Data

We are principally engaged in one major line of business, the production, distribution and marketing of bananas, other fresh produce and prepared food. Our products are sold in markets throughout the world with our major producing operations located in North, Central, South America, Asia and Africa.

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

We evaluate performance based on several factors, of which net sales and gross profit by product are the primary financial measures (U.S. dollars in millions):

	Quarter ended
	March 27, 2015		March 28, 2014
	Net Sales	Gross Profit	Net Sales	Gross Profit
Banana	$454.3	$36.1	$436.9	$31.0
Other fresh produce	464.6	50.7	454.3	64.5
Prepared food	89.5	13.6	91.1	11.2
Totals	$1,008.4	$100.4	$982.3	$106.7

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

Foreign Currency Hedges

We are exposed to fluctuations in currency exchange rates against the U.S. dollar on our results of operations and financial condition and we mitigate that exposure by entering into foreign currency forward contracts.  Certain of our subsidiaries periodically enter into foreign currency forward contracts in order to hedge portions of forecasted sales or cost of sales denominated in foreign currencies, which generally expire within one year. Our foreign currency hedges were entered into to hedge portions of our 2015 and 2016 foreign currency exposure.

The foreign currency forward contracts qualifying as cash flow hedges were designated as single-purpose cash flow hedges of forecasted cash flows.  Based on our formal assessment of hedge effectiveness of our qualifying foreign currency forward contracts, we determined that the impact of hedge ineffectiveness was de minimis for the quarters ended March 27, 2015 and March 28, 2014.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

14.  Derivative Financial Instruments (continued)

Certain of our derivative instruments contain provisions that require the current credit relationship between the US and our counterparty to be maintained throughout the term of the derivative instruments.  If that credit relationship changes, certain provisions could be triggered, and the counterparty could request immediate collateralization of derivative instruments in net liability position above a certain threshold.  As of March 27, 2015, the aggregate fair value of all derivative instruments with a credit-risk-related contingent feature were immaterial. If the credit-risk-related contingent features underlying these agreements were triggered on March 27, 2015, we would not be required to post collateral to our counterparty because the collateralization threshold had not been met.

We had the following outstanding foreign currency forward as of March 27, 2015:

Foreign Currency Contracts Qualifying as Cash Flow Hedges:	Notional Amount
Euro		€133.8	million
British pound		£2.7	million
Japanese yen	JPY	5,574.8	million
Korean Won	KRW	15,085.0	million

The following table reflects the fair values of derivative instruments, all of which are designated as Level 2 of the fair value hierarchy, as of March 27, 2015 and December 26, 2014 (U.S. dollars in millions):

Derivatives Designated as Hedging Instruments (1)
	Foreign exchange contracts
Balance Sheet Location:	March 27, 2015 (2)	December 26, 2014
Asset derivatives:
Prepaid expenses and other current assets	$32.3	$22.7
Other noncurrent assets	4.6	3.1
Total asset derivatives	$36.9	$25.8

Liability derivatives:
Accounts payable and accrued expenses	$—	$0.2
Other noncurrent liabilities	—	—
Total liability derivatives	$—	$0.2

(1) See Note 15, "Fair Value Measurements", for fair value disclosures.
(2) We expect that $32.3 million and $4.6 million of the net fair value of hedges recognized as a gain in AOCI will be transferred to earnings during the next 12 months and last nine months of 2016, respectively, along with the earnings effect of the related forecasted transactions.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

14.  Derivative Financial Instruments (continued)

The following table reflects the effect of derivative instruments on the Consolidated Statements of Income for the quarter ended March 27, 2015 and March 28, 2014 (U.S. dollars in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Quarter ended			Quarter ended
	March 27, 2015	March 28, 2014		March 27, 2015	March 28, 2014
Foreign exchange contracts	$11.3	$0.8	Net sales	$9.1	$(0.6)
Foreign exchange contracts	0.2	(2.6)	Cost of products sold	(0.2)	0.8
Total	$11.5	$(1.8)		$8.9	$0.2

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

15.  Fair Value Measurements (continued)

Derivative Instruments

We may choose to mitigate the risk of fluctuations in currency exchange rates and bunker fuel prices on our results of operations and financial condition by entering into foreign currency cash flow hedges and bunker fuel hedges, respectively.  We account for the fair value of the related forward contracts as either an asset in other current assets or a liability in accrued expenses.  We use an income approach to value our outstanding foreign currency and bunker fuel cash flow hedges.  An income approach consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contract using current market information as of the measurement date such as foreign currency and bunker fuel spot and forward rates.  Additionally, we built an element of default risk based on observable inputs into the fair value calculation. Due to the fact that inputs to fair value these derivative instruments can be observed, they are classified as Level 2.

The following table provides a summary of the fair values of assets and liabilities measured on a recurring basis under the ASC on “Fair Value Measurements and Disclosures” (U.S. dollars in millions):

Fair Value Measurements
Foreign currency forward contracts, net asset
	March 27, 2015	December 26, 2014
Quoted Prices in Active Markets for Identical Assets (Level 1)	$—	$—
Significant Observable Inputs (Level 2)	36.9	25.6
Significant Unobservable Inputs (Level 3)	—	—

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

Accounts payable and other current liabilities: The carrying value reported in the Consolidated Balance Sheets for these items approximates their fair value, which is the likely amount for which the liability with short settlement periods would be transferred to a market participant with a similar credit rating to ours.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

15.  Fair Value Measurements (continued)

Fair Value of Non-Financial Assets

The fair value of the prepared food trademarks are sensitive to differences between the estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets.  We disclosed the sensitivity related to the prepared food trademarks in our annual financial statements included in our Annual Report on Form 10-K for the year ended December 26, 2014.

Due to recent events the fair value of the tomato and vegetable reporting unit's goodwill is highly sensitive to differences between estimated and actual cash flows. If the tomato and vegetable goodwill is unable to meet our current volume and margin expectation, the tomato and vegetable goodwill may be at risk for future impairment.

Tomato and Vegetable Reporting Unit Goodwill
Goodwill Carrying Value	$66.1

Approximate percentage by which the fair value exceeds the carrying value	10%

Amount that a one percentage point increase in the discount rate and a 5% decrease in cash flows would cause the carrying value to exceed the fair value and trigger a fair valuation	$11.3

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

16.  Accumulated Other Comprehensive Income (Loss)

The following table includes the changes in accumulated other comprehensive income (loss) attributable to U.S. by component under the ASC on “Comprehensive Income” (U.S. dollars in millions):

	Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)
	Quarter ended March 27, 2015
	Changes in Fair Value of Effective Cash Flow Hedges	Foreign Currency Translation Adjustment		Retirement Benefit Adjustment	Total

Balance at December 26, 2014	$25.2	$(0.8)		$(21.8)	$2.6
Other comprehensive income (loss)
before reclassifications	20.4	(10.3)	(2)	(0.1)	10.0
Amounts reclassified from accumulated
other comprehensive income	(8.9)	—		0.4	(8.5)
Net current period other comprehensive
income (loss)	11.5	(10.3)		0.3	1.5
Balance at March 27, 2015	$36.7	$(11.1)		$(21.5)	$4.1

	Quarter ended March 28, 2014

Balance at December 27, 2013	$(3.1)	$12.0		$(12.3)	$(3.4)
Other comprehensive income (loss)
before reclassifications	(1.6)	(0.5)	(2)	0.2	(1.9)
Amounts reclassified from accumulated
other comprehensive income (loss)	(0.2)	—		0.3	0.1
Net current period other comprehensive
income (loss)	(1.8)	(0.5)		0.5	(1.8)
Balance at March 28, 2014	$(4.9)	$11.5		$(11.8)	$(5.2)

(1) All amounts are net of tax and noncontrolling interest.
(2) Includes a loss of $3.5 million for the quarter ended March 27, 2015 and a loss of $0.6 million for the quarter ended March 28, 2014 on intra-entity foreign currency transactions that are of a long-term-investment nature.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

16.  Accumulated Other Comprehensive Income (Loss) (continued)

The following table includes details about amounts reclassified from accumulated other comprehensive income (loss) by component
(U.S. dollars in millions):

	March 27, 2015	March 28, 2014
Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)		Affected line item in the statement where net income is present
	Quarter ended	Quarter ended
Changes in fair value of effective cash flow hedges:
Foreign currency cash flow hedges	$(9.1)	$0.6	Sales
Foreign currency cash flow hedges	0.2	(0.8)	Cost of Sales
Total	$(8.9)	$(0.2)

Amortization of retirement benefits:
Actuarial losses	$0.1	$0.1	Selling, general and administrative expenses
Actuarial losses	0.3	0.2	Cost of Sales
Total	$0.4	$0.3

17.  Shareholders’ Equity

Our shareholders have authorized 50,000,000 preferred shares at $0.01 par value, of which none are issued or outstanding, and 200,000,000 ordinary shares of common stock at $0.01 par value, of which 52,604,343 are issued and outstanding at March 27, 2015.

Ordinary share activity is summarized as follows:

	Quarter ended
	March 27, 2015	March 28, 2014
Ordinary shares issued (retired) as a result of:
Stock option exercises	610,896	117,034
Restricted stock grants	21,875	26,117
Restricted and performance stock units	128,253	61,606
Ordinary shares repurchased and retired	(2,056,604)	(764,600)

On May 5, 2010, our Board of Directors approved an additional three-year stock repurchase program of up to $150 million of our ordinary shares, which expired on May 5, 2013. On May 1, 2013, our Board of Directors approved a three-year stock repurchase program of up to $300 million of our ordinary shares. We have repurchased $481.7 million of ordinary shares, or 17,899,761 ordinary shares, under the aforementioned repurchase programs and retired all the repurchased shares. We purchased 2,363,996 ordinary shares at a purchase price of $34.50 per share in a modified Dutch auction tender offer completed on December 8, 2014. The modified Dutch auction tender offer was conducted as part of the stock repurchase program.We have a maximum dollar amount value of $42.5 million of shares that may yet be purchased under the May 1, 2013 stock repurchase program.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

17.  Shareholders’ Equity (continued)

Dividend activity for the quarters ended March 27, 2015 and March 28, 2014 is summarized as follows:

Quarter ended		Quarter ended
March 27, 2015		March 28, 2014
Dividend Declared Date	Cash Dividend Declared, per Ordinary Share	Dividend Declared Date	Cash Dividend Declared, per Ordinary Share
March 27, 2015	0.125	March 28, 2014	0.125

We paid $6.5 million in dividends in the quarter ended ended March 27, 2015 and $7.1 million in dividends in the quarter ended March 28, 2014.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are one of the world’s leading vertically integrated producers, marketers and distributors of high-quality fresh and fresh-cut fruit and vegetables, as well as a leading producer and marketer of prepared fruit and vegetables, juices, beverages and snacks in Europe, Africa, the Middle East and countries formerly part of the Soviet Union. We market our products worldwide under the DEL MONTE® brand, a symbol of product innovation, quality, freshness and reliability since 1892. Our global sourcing and logistics system allows us to provide regular delivery of consistently high-quality produce and value-added services to our customers. Our major producing operations are located in North, Central, South America, Asia and Africa. Production operations are aggregated on the basis of our products: bananas, other fresh produce and prepared food.  Other fresh produce includes pineapples, melons, tomatoes, non-tropical fruit (including grapes, apples, pears, peaches, plums, nectarines, avocados, citrus and kiwis), fresh-cut produce, other fruit and vegetables, a plastic products business and a third-party ocean freight service. Prepared food includes prepared fruit and vegetables, juices, beverages, snacks, poultry and meat products.

Liquidity and Capital Resources

Net cash used by operating activities was $13.5 million for the first quarter of 2015 as compared with net cash provided by operating activities of $39.9 million for the first quarter of 2014, a decrease of $26.4 million.  The decrease in cash provided by operating activities was principally attributable to lower net income combined with higher levels of fresh produce inventory at our distribution facilities and higher levels of inventory-in-transit at the end of the quarter.

Working capital was $694.9 million at March 27, 2015 compared with $631.5 million at December 26, 2014, an increase of $63.4 million. This increase in working capital is primarily due to higher trade accounts receivables and fresh produce inventory, principally as a result of increases in net sales.

Net cash used in investing activities for the first quarter of 2015 was $22.3 million compared with $50.3 million for the first quarter of 2014. Net cash used in investing activities for the first quarter of 2015 consisted of capital expenditures of $25.2 million, partially offset by proceeds from sales of property, plant and equipment of $2.9 million. Capital expenditures for the first quarter of 2015 included expansion of banana operations in the Philippines and Central America and expansion and improvements to our production facilities principally in Kenya and Costa Rica related to the prepared food segment. Also, included in capital expenditures for the first quarter of 2015 were improvements and expansion of production facilities in Japan, Chile and Costa Rica related to the other fresh produce segment and for worldwide information technology projects related to all of our business segments. Proceeds from sale of property, plant and equipment for the first quarter of 2015 consisted primarily of the sale of a refrigerated vessel and other surplus equipment.

Net cash used in investing activities for the first quarter of 2014 consisted of capital expenditures of $50.7 million, partially offset by proceeds from sales of property, plant and equipment of $0.4 million. Capital expenditures for the first quarter of 2014 included the purchase of approximately 2,600 acres of farmland in Florida for approximately $16.0 million for expansion of our tomato operations and for expansion of distribution and manufacturing facilities in North America related to the other fresh produce and banana segments. Also, included in capital expenditures during the first quarter of 2014 were improvements and expansion of production facilities in Kenya and Jordan and distribution facilities in Saudi Arabia related to the prepared food and banana segments. Proceeds from sale of property, plant and equipment for the first quarter of 2014 consisted primarily of the sale surplus equipment.

Net cash provided by financing activities for the first quarter of 2015 was $0.5 million compared with net cash provided by financing activities of $6.3 million for the first quarter of 2014. Net cash provided by financing activities for the first quarter of 2015 consisted of net borrowings on long-term debt of $74.2 million, proceeds from stock options exercised of $17.4 million and excess tax benefit from stock-based compensation of $0.2 million, partially offset by dividends paid of $6.5 million and $84.8 million of repurchase and retirement of ordinary shares.

Net cash provided by financing activities for the first quarter of 2014 consisted of net borrowings on long-term debt of $20.4 million, proceeds from stock options exercised of $2.8 million, partially offset by $0.1 million of contributions from noncontrolling interest, net, dividends paid of $7.1 million and repurchase and retirement of ordinary shares of $19.8 million.

We have financed our working capital and other liquidity requirements primarily through cash from operations and borrowings under our $500 million syndicated senior unsecured revolving credit facility maturing on October 23, 2017 (the "Credit Facility") with Bank of America, N.A. as administrative agent. Borrowings under the Credit Facility bore interest at a spread over the London Interbank Offer Rate ("LIBOR") that varied with our leverage ratio. The Credit Facility also included a swing line facility and a letter of credit facility.

At March 27, 2015, we had $337.0 million outstanding under the Credit Facility bearing interest at a per annum rate of 1.68%.  In addition, we have paid a fee on unused commitments under the Credit Facility.

The Credit Facility was unsecured as long as we met a certain leverage ratio and also required us to comply with certain financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers. As of March 27, 2015, we were in compliance with all of the financial and other covenants contained in the Credit Facility.

At March 27, 2015, we had $161.6 million available under committed working capital facilities, primarily under the Credit Facility. At March 27, 2015, we applied $15.6 million to the letter of credit facility, comprised of certain contingent obligations and other governmental agencies and purchases of equipment guarantees and other trade related letters of credit.  We also had $10.3 million in other letters of credit and bank guarantees not included in the letter of credit facility.

As of March 27, 2015, we had $341.8 million of long-term debt and capital lease obligations, including the current portion, consisting of $337.0 million outstanding under the Credit Facility, $1.6 million of capital lease obligations and $3.2 million of other long-term debt and notes payable.

Based on our operating plan, combined with our available borrowing capacity under our New Credit Facility (as defined below), we believe we will have sufficient resources to meet our cash obligations in the foreseeable future.

As of March 27, 2015, we had cash and cash equivalents of $28.6 million.

As a result of the closure of distribution centers and restructuring in Europe, we paid approximately $0.6 million in contractual obligations and termination benefits during the first quarter of 2015. We expect to make additional payments of approximately $2.1 million principally related to the closure of certain facilities in the United Kingdom.

The fair value of our foreign currency cash flow hedges changed from a net gain of $25.6 million as of December 26, 2014, to a net gain of $36.9 million as of March 27, 2015. We expect that a gain of $32.3 million and a gain of $4.6 million will be transferred to earnings during the next 12 months and last nine months of 2016, respectively, along with the earnings effect of the related forecasted transactions.

Recent Development

On April 16, 2015, we entered into a new 5 year, $800 million syndicated senior unsecured revolving credit facility maturing on April 15, 2020 (the "New Credit Facility") with Bank of America, N.A. as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Inc. as sole lead arranger and sole book manager. Borrowings under the New Credit Facility bear interest at a spread over LIBOR that varies with our leverage ratio. The margin for LIBOR advances under the New Credit Facility currently is 1.25%. The New Credit Facility also includes a swing line facility and a letter of credit facility. We intend to use the Credit Facility from time to time for our working capital needs, capital expenditures, funding of possible acquisitions, possible share repurchase and satisfaction of other obligations.

Results of Operations

The following tables present for each of the periods indicated (i) net sale by geographic region and (ii) net sales and gross profit by product category, and in each case, the percentage of the total represented thereby (U.S. dollars in millions, except percent data):

Net sales by geographic region:

	Quarter ended
	March 27, 2015		March 28, 2014
North America	$575.6	57%	$546.6	56%
Europe	178.9	18%	184.4	19%
Middle East	129.3	13%	129.7	13%
Asia	100.1	10%	98.3	10%
Other	24.5	2%	23.3	2%
Total	$1,008.4	100%	$982.3	100%

Product net sales and gross profit:

	Quarter ended
	March 27, 2015				March 28, 2014
	Net Sales		Gross Profit		Net Sales		Gross Profit
Banana	$454.3	45%	$36.1	36%	$436.9	45%	$31.0	29%
Other fresh produce	464.6	46%	50.7	50%	454.3	46%	64.5	61%
Prepared food	89.5	9%	13.6	14%	91.1	9%	11.2	10%
Totals	$1,008.4	100%	$100.4	100%	$982.3	100%	$106.7	100%

First Quarter 2015 Compared with First Quarter 2014

Net Sales. Net sales for the first quarter of 2015 were $1,008.4 million compared with $982.3 million for the first quarter of 2014. The increase in net sales of $26.1 million was principally attributable to higher net sales of bananas and other fresh produce, partially offset by slightly lower net sales of prepared food.

•	Net sales of bananas increased by $17.4 million principally due to higher sales volumes in North America and higher per unit sales prices in Asia. Worldwide banana sales volume increased 6%.

◦	North America banana net sales increased principally as a result of higher sales volumes resulting from an expanded customer base combined with higher demand from existing customers.

◦
Asia banana net sales increased principally due to higher per unit sales prices and sales volumes in Korea as a result of favorable market conditions, partially offset by unfavorable exchange rates in Japan.

◦	Europe banana net sales were relatively flat as increases in sales volumes were offset by lower per unit sales prices principally as a result of unfavorable euro exchange rates.

◦	Middle East banana net sales were relatively flat. Sales volume increases were offset by lower per unit sales prices.

•
Net sales in the other fresh produce segment increased $10.3 million, principally as a result of higher net sales of tomatoes, fresh-cut products and non-tropical fruit, partially offset by lower net sales of pineapples.

◦	Net sales of tomatoes increased due to higher sales volumes as a result our new Florida growing operations.

◦
Net sales of fresh-cut products increased principally due to higher worldwide sales volumes as a result of increased customer demand in all Regions combined with higher per unit sales pricing in North America and the Middle East and increased production capacity in North America and Asia.

◦
Net sales of non-tropical fruit increased principally due to higher sales volumes of avocados in North America and Stonefruit in Asia, primarily due to higher customer demand. Partially offsetting these increases were lower sales volumes and per unit sales prices of grapes in North America, Asia and Europe principally as result of unfavorable growing conditions in Chile combined with unfavorable exchange rates in Europe and Asia.

◦
Net sales of pineapples decreased principally due to lower sales volumes in North America and Europe as a result of unfavorable growing conditions in our Costa Rica operations. Worldwide pineapple sales volume decreased 13%.

•
Net sales in the prepared food segment decreased $1.6 million principally due to lower sales of poultry feed in Jordan, partially offset by higher sales volume of canned pineapple products as a result of an expanded customer base.

Cost of Products Sold.  Cost of products sold was $908.0 million for the first quarter of 2015 compared with $875.6 million for the first quarter of 2014, an increase of $32.4 million.  This increase was primarily attributable to higher sales volume and higher fruit cost which resulted principally from higher banana procurement costs in Ecuador, partially offset by lower fuel and distribution cost.

Gross Profit. Gross profit was $100.4 million for the first quarter of 2015 compared with $106.7 million for the first quarter of 2014, a decrease of $6.3 million.  This decrease was primarily attributable to lower gross profit in the other fresh produce segment, partially offset by higher gross profit in the banana and prepared food segments.

•
Gross profit in the other fresh produce segment decreased $13.8 million principally due to lower gross profit on tomatoes, non-tropical fruit and melons, partially offset by higher gross profit on pineapples.

◦
Gross profit on tomatoes decreased due to lower per unit sales prices as a result of production in our new Florida operation where we had quality problems principally due to unfavorable growing conditions.

◦
Gross profit on non-tropical fruit decreased principally due to lower sales volumes and per unit sales prices of grapes due to unfavorable growing conditions in Chile which adversely affected fruit quality. Also contributing to the decrease were lower per unit sales prices of stonefruit as a result of increased volumes in the North America and Asia markets.

◦	Gross profit on melons decreased principally due to lower per unit sales prices in North America as a result of higher industry volumes sourced from Central American during the quarter.

•
Gross profit in the banana segment increased $5.1 million primarily due to higher per unit selling prices in Asia and higher sales volume in Europe principally as a result of increased demand, combined with lower distribution costs. Partially offsetting these increases in banana gross profit were unfavorable exchange rates in Europe and lower per unit selling prices in the Middle East and increased fruit procurement costs. Worldwide banana per unit sales prices decreased 2%, and per unit cost decreased 3%.

•
Gross profit in the prepared food segment increased by $2.4 million principally as a result of lower production cost for canned pineapple and deciduous products combined with higher sales volumes of canned pineapple in Europe.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $0.2 million from $43.7 million in the first quarter of 2014 to $43.9 million for the first quarter of 2015. The increase was principally due to higher legal expenses, partially offset by lower selling, general and administrative expenses in Europe principally a result of a weaker euro.

Gain on Disposal of Property, Plant and Equipment. The gain on disposal of property, plant and equipment of $1.2 million during the first quarter of 2015 consisted primarily of the sale of a refrigerated vessel. The gain on disposal of property, plant and equipment of $0.1 million during the first quarter of 2014 were principally due to the sale of surplus equipment.

Asset Impairment and Other Charges (Credits), Net. Asset impairment and other charges (credits), net, were $1.4 million during the first quarter of 2015 as compared with a credit of $(2.1) million during the first quarter of 2014. During the first quarter of 2015, asset impairment charges relates principally to damages incurred as the result of floods in Chile affecting non-tropical fruit operations. During the first quarter of 2014, asset impairment charges (credits), net, relates principally to income from the favorable settlement of litigation related to the Kunia environmental remediation site in Hawaii in the other fresh produce segment, partially offset by other charges resulting exit activities in Germany and Brazil.

Operating Income.  Operating income for the first quarter of 2015 decreased by $8.9 million from $65.2 million in the first quarter of 2014 to $56.3 million for the first quarter of 2015. This decrease was due to lower gross profit, higher selling, general and administrative expenses and higher asset impairment and other charges (credits), net, partially offset by a higher gain on disposal of property, plant and equipment.

Interest Expense.  Interest expense increased by $0.3 million during the first quarter of 2015 as compared with the first quarter of 2014 principally as a result of higher average loan balances and slightly higher interest rates.

Other Expense (Income), Net.  Other expense (income), net was an expense of $5.9 million for the first quarter of 2015 compared to income of $(0.7) million for the first quarter of 2014. The change in other income (expense), net of $6.6 million was principally attributable to foreign exchange losses incurred during the first quarter of 2015 as compared with foreign exchange gains during the first quarter of 2014.

Provision for Income Taxes. Provision for income taxes was $5.0 million for the first quarter of 2015 compared to $6.0 million for the first quarter of 2014. The decrease in the provision for income taxes of $1.0 million is primarily due to reduced earnings in certain jurisdictions. During the first quarter of 2014, the provision for income taxes includes a $2.9 million benefit resulting from a successful appeal to reinstate net operating losses in a foreign jurisdiction.

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

Due to recent events, the fair value of the tomato and vegetable reporting unit's goodwill is highly sensitive to differences between estimated and actual cash flows. If the tomato and vegetable goodwill is unable to meet our current volume and margin expectation, the tomato and vegetable goodwill may be at risk for future impairment.

Tomato and Vegetable Reporting Unit Goodwill
Goodwill Carrying Value	$66.1

Approximate percentage by which the fair value exceeds the carrying value	10%

Amount that a one percentage point increase in the discount rate and a 5% decrease in cash flows would cause the carrying value to exceed the fair value and trigger a fair valuation	$11.3

Seasonality

Interim results are subject to significant variations and may not be indicative of the results of operations that may be expected for the entire 2015 fiscal year.  See the information under the caption “Seasonality” provided in Item 1. Business, of our Annual Report on Form 10-K for the year ended December 26, 2014.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K for the year ended December 26, 2014.

Item 4.        Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 27, 2015. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the quarter ended March 27, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

See Note 10, “Commitments and Contingencies”, to the Consolidated Financial Statements, Part I, Item 1 included herein.

Item 1A.        Risk Factors

There have been no material changes in the risk factors from the information provided in Item 1A. Risk Factors of our annual report on Form 10-K for the year ended December 26, 2014.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our purchases of ordinary shares during the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
December 27, 2014 through January 31, 2015	973,204	$33.39	973,204	$71,612,328
February 1, 2015 through February 28, 2015	1,083,400	$34.24	1,083,400	$42,479,562
March 1, 2015 through March 27, 2015	—	$—	—	$—
Total	2,056,604	$33.83	2,056,604	$42,479,562

(1)	In the three months ended March 27, 2015, we repurchased and retired 2,056,604 of our ordinary shares.

(2)	On May 1, 2013, our Board of Directors approved a three-year stock repurchase program of up to $300 million of our ordinary shares.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 6.        Exhibits

31.1*	Certification of Chief Executive Officer filed pursuant to 17 CFR 240.13a-14(a).

31.2*	Certification of Chief Financial Officer filed pursuant to 17 CFR 240.13a-14(a).

32*	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 17 CFR 240.13a-14(b) and 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
_____________________

*	Filed herewith

**
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 27, 2015 and December 26, 2014, (ii) Consolidated Statements of Income for the quarters ended March 27, 2015 and March 28, 2014, (iii) Consolidated Statements of Comprehensive Income for the quarters ended March 27, 2015 and March 28, 2014, (iv) Consolidated Statement of Cash Flows for the quarters ended March 27, 2015 and March 28, 2014 and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fresh Del Monte Produce Inc.

Date:	April 28, 2015	By:	/s/ Hani El-Naffy
Hani El-Naffy
President & Chief Operating Officer

		By:	/s/ Richard Contreras
Richard Contreras
Senior Vice President & Chief Financial Officer