Form 10-Q
period 2015-06-26
FRESH DEL MONTE PRODUCE INC
filed 2015-07-28
CIK 1047340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
———————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 17, 2015, there were 52,466,980 ordinary shares of Fresh Del Monte Produce Inc. issued and outstanding.

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

PART I: FINANCIAL INFORMATION

Item 1.        Financial Statements

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)
(U.S. dollars in millions, except share and per share data)

	June 26, 2015	December 26, 2014
Assets
Current assets:
Cash and cash equivalents	$34.4	$34.1
Trade accounts receivable, net of allowance of $10.0 and $10.7, respectively	390.2	344.6
Other accounts receivable, net of allowance of $4.4 and $4.5, respectively	69.9	69.0
Inventories, net	453.5	516.1
Deferred income taxes	11.9	12.3
Prepaid expenses and other current assets	63.2	64.8
Total current assets	1,023.1	1,040.9

Investments in and advances to unconsolidated companies	2.0	2.0
Property, plant and equipment, net	1,180.6	1,170.2
Deferred income taxes	45.3	45.8
Other noncurrent assets	88.3	85.9
Goodwill	330.3	330.5
Total assets	$2,669.6	$2,675.3
Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued expenses	$377.7	$382.1
Current portion of long-term debt and capital lease obligations	1.8	2.2
Deferred income taxes	17.7	18.3
Income taxes and other taxes payable	13.4	6.8
Total current liabilities	410.6	409.4

Long-term debt and capital lease obligations	207.0	264.7
Retirement benefits	89.6	89.8
Other noncurrent liabilities	52.7	49.5
Deferred income taxes	74.2	74.0
Total liabilities	834.1	887.4
Commitments and contingencies
Shareholders' equity:
Preferred shares, $0.01 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.01 par value; 200,000,000 shares authorized; 52,692,566 and 53,899,923 issued and outstanding, respectively	0.5	0.5
Paid-in capital	551.2	546.4
Retained earnings	1,244.2	1,198.4
Accumulated other comprehensive (loss) income	(3.2)	2.6
Total Fresh Del Monte Produce Inc. shareholders' equity	1,792.7	1,747.9
Noncontrolling interests	42.8	40.0
Total shareholders' equity	1,835.5	1,787.9
Total liabilities and shareholders' equity	$2,669.6	$2,675.3

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(U.S. dollars in millions, except share and per share data)

	Quarter ended		Six months ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Net sales	$1,134.1	$1,131.3	$2,142.5	$2,113.6
Cost of products sold	1,020.1	1,009.8	1,928.1	1,885.4
Gross profit	114.0	121.5	214.4	228.2
Selling, general and administrative expenses	41.9	44.3	85.8	88.0
Gain on disposal of property, plant and equipment	1.0	0.1	2.2	0.2
Asset impairment and other charges (credits), net	(0.5)	2.0	0.9	(0.1)
Operating income	73.6	75.3	129.9	140.5
Interest expense	1.3	1.2	2.6	2.2
Interest income	0.1	0.3	0.2	0.3
Other expense, net	0.1	3.6	6.0	2.9
Income before income taxes	72.3	70.8	121.5	135.7
Provision for income taxes	6.4	5.4	11.4	11.4
Net income	$65.9	$65.4	$110.1	$124.3
Less: Net income attributable to noncontrolling interests	1.4	1.1	3.1	1.4
Net income attributable to Fresh Del Monte Produce Inc.	$64.5	$64.3	$107.0	$122.9
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Basic	$1.22	$1.15	$2.03	$2.19
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Diluted	$1.21	$1.15	$2.01	$2.18
Dividends declared per ordinary share	$0.125	$0.125	$0.250	$0.250
Weighted average number of ordinary shares:
Basic	52,655,228	55,719,554	52,831,466	56,100,702
Diluted	53,147,604	56,078,575	53,278,723	56,443,057

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(U.S. dollars in millions)

	Quarter ended		Six months ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Net income	$65.9	$65.4	$110.1	$124.3
Other comprehensive income:
Net unrealized (loss) gain on derivatives	(11.6)	1.4	(0.1)	(0.4)
Net unrealized foreign currency translation gain (loss)	3.8	2.9	(6.6)	2.3
Net change in retirement benefit adjustment, net of tax	0.4	0.4	0.7	0.7
Comprehensive income	$58.5	$70.1	$104.1	$126.9
Less: comprehensive income attributable to noncontrolling interests	1.3	1.6	3.0	1.6
Comprehensive income attributable to Fresh Del Monte Produce Inc.	$57.2	$68.5	$101.1	$125.3

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(U.S. dollars in millions)

	Six months ended
	June 26, 2015	June 27, 2014
Operating activities:
Net income	$110.1	$124.3
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	35.9	36.1
Amortization of debt issuance costs	0.2	0.2
Stock-based compensation expense	6.4	5.5
Asset impairment, net	1.4	0.3
Change in uncertain tax positions	0.1	0.2
Gain on sales of property, plant and equipment	(2.2)	(0.2)
Deferred income taxes	—	(5.6)
Excess tax benefit from stock-based compensation	(0.3)	—
Foreign currency translation adjustment	(2.3)	2.4
Changes in operating assets and liabilities:
Receivables	(48.4)	(65.5)
Inventories	56.7	62.8
Prepaid expenses and other current assets	(1.9)	(8.4)
Accounts payable and accrued expenses	22.1	41.5
Other noncurrent assets and liabilities	1.7	(0.8)
Net cash provided by operating activities	179.5	192.8
Investing activities:
Capital expenditures	(52.5)	(81.9)
Proceeds from sales of property, plant and equipment	5.8	0.8
Net cash used in investing activities	(46.7)	(81.1)
Financing activities:
Proceeds from long-term debt	281.2	254.3
Payments on long-term debt	(340.0)	(325.1)
Contributions from (distributions to) noncontrolling interests, net	(0.2)	5.0
Proceeds from stock options exercised	19.7	7.7
Excess tax benefit from stock-based compensation	0.3	—
Dividends paid	(13.1)	(14.2)
Repurchase and retirement of ordinary shares	(84.8)	(35.2)
Net cash used in financing activities	(136.9)	(107.5)
Effect of exchange rate changes on cash	4.4	0.8
Net increase in cash and cash equivalents	0.3	5.0
Cash and cash equivalents, beginning	34.1	42.5
Cash and cash equivalents, ending	$34.4	$47.5
Supplemental cash flow information:
Cash paid for interest	$2.2	$2.0
Cash paid for income taxes	$2.0	$6.2
Non-cash financing and investing activities:
Purchase of assets under capital lease obligations	$0.7	$0.8
Retirement of ordinary shares	$69.7	$35.9

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

The accompanying unaudited Consolidated Financial Statements for the quarter and six months ended June 26, 2015 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for fair presentation have been included. Operating results for the quarter and six months ended June 26, 2015 are subject to significant seasonal variations and are not necessarily indicative of the results that may be expected for the year ending January 1, 2016. For further information, refer to the Consolidated Financial Statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 26, 2014.

We are required to evaluate events occurring after June 26, 2015 for recognition and disclosure in the Consolidated Financial Statements for the quarter and six months ended June 26, 2015. Events are evaluated based on whether they represent information existing as of June 26, 2015, which require recognition in the Consolidated Financial Statements, or new events occurring after June 26, 2015, which do not require recognition but require disclosure if the event is significant to the Consolidated Financial Statements. We evaluated events occurring subsequent to June 26, 2015 through the date of issuance of these Consolidated Financial Statements.

2. Recently Issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") which changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The amendment in this ASU will be effective for us beginning the first day of our 2016 fiscal year. Early adoption is permitted. We are evaluating the impact of adoption of this ASU on our financial condition, result of operations and cash flows, but do not expect this ASU to have a significant effect.

In April 2015, the FASB issued an ASU which provides a practical expedient to measure defined benefit plans assets and obligations using the month-end that is closest to the entity's fiscal year-end. Further, if a contribution or significant event occurs between the month-end date used to measure defined benefit plan asset and obligations and an entity's fiscal year-end, the entity should adjust the measurement of defined plan assets and obligations to reflect of those contributions of significant events. However, an entity should not adjust the measurement of defined benefit plan asset and obligations for other events that occur between the month-end measurement and the entity's fiscal year-end that are not caused by the entity. The amendment in this ASU will be effective for us beginning the first day of our 2016 fiscal year. Early adoption is permitted. We are evaluating the impact of adoption of this ASU on our financial condition, result of operations and cash flows, but do not expect this ASU to have a significant effect.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

3.  Asset Impairment and Other Charges, Net

The following represents a summary of asset impairment and other charges (credits), net recorded during the quarters and six months ended June 26, 2015 and June 27, 2014 (U.S. dollars in millions):

	Quarter ended			Six months ended
	June 26, 2015			June 26, 2015
	Long-lived and other asset impairment (credits)	Exit activity and other charges (credits)	Total	Long-lived and other asset impairment (credits)	Exit activity and other charges (credits)	Total
Banana segment:
European Union Antitrust settlement gain	$—	$(0.8)	$(0.8)	$—	$(0.8)	$(0.8)
Other fresh produce segment:
Chile floods	—	0.3	0.3	1.2	0.3	1.5
Other fresh produce segment charges (credits)	—	—	—	—	(0.1)	(0.1)
Prepared food segment:
Other prepared food segment charges	—	—	—	0.2	0.1	0.3
Total asset impairment and other charges (credits), net	$—	$(0.5)	$(0.5)	$1.4	$(0.5)	$0.9

	Quarter ended			Six months ended
	June 27, 2014			June 27, 2014
	Long-lived and other asset impairment (credits)	Exit activity and other charges (credits)	Total	Long-lived and other asset impairment (credits)	Exit activity and other charges (credits)	Total
Banana segment:
Brazil termination of employee benefits due to decision to discontinue banana exports	$—	$1.0	$1.0	$—	$1.1	$1.1
United Kingdom contract termination on leased facility	—	0.7	0.7	—	0.7	0.7
Other fresh produce segment:
Hawaii favorable settlement of litigation	—	—	—	—	(2.9)	(2.9)
Intangible asset write-off	—	—	—	0.3	—	0.3
United Kingdom termination of employee benefits due to restructuring	—	0.1	0.1	—	0.1	0.1
Prepared food segment:
Germany termination of employee benefits due to restructuring	—	0.2	0.2	—	0.6	0.6
Total asset impairment and other charges (credits), net	$—	$2.0	$2.0	$0.3	$(0.4)	$(0.1)

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

3.  Asset Impairment and Other Charges, Net (continued)

Exit Activity and Other Reserves

The following is a rollforward of 2015 exit activity and other reserves (U.S. dollars in millions):

	Exit activity and other reserve balance at December 26, 2014	Impact to Earnings	Cash Paid	Foreign Exchange Impact	Exit activity and other reserve balance at June 26, 2015
Termination benefits	$0.1	$0.1	$(0.2)	$—	$—
Contract termination and other exit activity charges	2.5	—	(0.9)	0.3	1.9
	$2.6	$0.1	$(1.1)	$0.3	$1.9

Exit activity and other reserve balances are included in accounts payable and accrued expenses at June 26, 2015. These amounts are contract termination costs primarily related to the underutilized facilities in the United Kingdom, in the banana segment. We do not expect additional charges related to the exit and other activities mentioned above that would significantly impact our results of operations or financial condition.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

4.  Noncontrolling Interests

The following table reconciles shareholders’ equity attributable to noncontrolling interests (U.S. dollars in millions):

	Six months ended
	June 26, 2015	June 27, 2014
Noncontrolling interests, beginning	$40.0	$38.1
Net income attributable to the noncontrolling interests	3.1	1.4
Translation adjustments	(0.3)	0.4
Retirement benefit adjustment	(0.1)	(0.2)
Capital contributions (to) from	0.1	(0.1)
Noncontrolling interests, ending	$42.8	$39.6

5.  Variable Interest Entities

One of our Del Monte Gold® Extra Sweet pineapple producers meets the definition of a Variable Interest Entity ("VIE") pursuant to the Accounting Standards Codification ("ASC") guidance on “Consolidation” and is consolidated. Our variable interest in this entity includes an equity investment and certain debt guarantees. All of this VIE's pineapple production is sold to us. Based on the criteria of this ASC, as amended, we are the primary beneficiary of this VIE’s expected residual returns or losses in excess of our ownership interest. Although we are the primary beneficiary, the VIE’s creditors do not have recourse against us. At June 26, 2015, the VIE had total assets of $38.3 million and total liabilities of $7.4 million. The VIE had long-term debt of $2.2 million, which is collateralized by its property, plant and equipment are further guaranteed by a $2.2 million standby letter of credit issued by us. As of June 26, 2015, the VIE is current on its long-term debt. There are no other restrictions on the assets of the VIE.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

6.  Financing Receivables (continued)

The following table details financing receivables including the related allowance for doubtful accounts (U.S. dollars in millions):

	June 26, 2015		December 26, 2014
	Short-term	Long-term	Short-term	Long-term
Gross advances to independent growers	$33.3	$0.6	$33.5	$0.6
Allowance for advances to independent growers	(2.0)	—	(2.4)	—
Net advances to independent growers	$31.3	$0.6	$31.1	$0.6

The current and noncurrent portions of the financing receivables included above are classified in the Consolidated Balance Sheets in other accounts receivable and other noncurrent assets, respectively.

The following table details the credit risk profile of the above listed financing receivables (U.S. dollars in millions):

	Current Status	Past Due Status	Total
Gross advances to independent growers:
June 26, 2015	$31.9	$2.0	$33.9
December 26, 2014	31.7	2.4	34.1

The allowance for doubtful accounts and the related financing receivables for the quarters and six months ended June 26, 2015 and June 27, 2014 were as follows (U.S. dollars in millions):

	Quarter ended		Six months ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Allowance for advances to independent growers:
Balance, beginning of period	$1.9	$3.3	$2.4	$3.3
Provision for uncollectible amounts	0.1	0.6	0.1	0.6
Deductions to allowance related to write-offs	—	—	(0.5)	—
Balance, end of period	$2.0	$3.9	$2.0	$3.9

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

Stock-based compensation expense included in selling, general and administrative expenses related to stock options on a straight-line, single-award basis, restricted stock awards ("RSA"), restricted stock units ("RSUs") and performance stock units ("PSUs") included in the accompanying Consolidated Statements of Income were as follows (U.S. dollars in millions):

	Quarter ended		Six months ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Stock Options	$1.0	$1.3	$2.2	$2.8
RSUs/PSUs	1.7	1.0	3.5	2.0
RSAs	—	—	0.7	0.7
Total	$2.7	$2.3	$6.4	$5.5

We realized an excess share-based payment deduction resulting from stock options exercised through a reduction in taxes currently payable and related effect on cash flows of $0.3 million for the six months ended June 26, 2015. There were no excess share-based payment deductions resulting from stock options for the six months ended June 27, 2014. Proceeds of $19.7 million and $7.7 million were received from the issuance of stock-based options and awards for the six months ended June 26, 2015 and June 27, 2014, respectively.

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

There were no stock option grants for the six months ended June 26, 2015. The following table lists the various stock option grants from our 2014 Plan for the six months ended June 27, 2014:

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

For RSAs awarded under prior plans, 50% of each award of our restricted stock vested on the date it was granted. The remaining 50% of each award vests upon the six-month anniversary of the date on which the recipient ceases to serve as a member of our Board of Directors. Restricted stock awarded during the six months ended June 26, 2015 and June 27, 2014 allows directors to retain all of their awards once they cease to serve as a member of our Board of Directors and is considered a nonsubstantive service condition in accordance with the guidance provided by the ASC on “Compensation – Stock Compensation”.  Accordingly, it is appropriate to recognize compensation cost immediately for restricted stock awards granted to non-management members of the Board of Directors.

The following table lists the various restricted stock awards and related compensation expense under prior plans for the six months ended June 26, 2015 and June 27, 2014 (U.S. dollars in millions except share and per share data):

Date of Award	Shares of Restricted Stock Awarded	Price Per Share
January 2, 2015	21,875	$33.60
January 2, 2014	26,117	28.15

Restricted Stock Units / Performance Stock Units

Each RSU/PSU represents a contingent right to receive one of our ordinary shares. The PSUs are subject to meeting minimum performance criteria set by our Compensation Committee of our Board of Directors. The actual number of shares the recipient receives is determined based on the results achieved versus performance goals. Those performance goals are based on exceeding a measure of our earnings. Depending on the results achieved, the actual number of shares that an award recipient receives at the end of the period may range from 0% to 100% of the award units granted. Provided such criteria are met, the PSUs will vest in three equal annual installments on each of the next three anniversary dates provided that the recipient remains employed with us. The RSUs will vest 20% on the award date and 20% on each of the next four anniversaries.

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

The following table lists the various RSUs and PSUs awarded under the 2014 Plan and prior plans for the six months ended June 26, 2015 and June 27, 2014 (U.S. dollars in millions except share and per share data):

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

8.  Inventories

Inventories consisted of the following (U.S. dollars in millions):

	June 26, 2015	December 26, 2014
Finished goods	$169.1	$198.7
Raw materials and packaging supplies	142.5	152.6
Growing crops	141.9	164.8
Total inventories	$453.5	$516.1
9.  Long-Term Debt and Capital Lease Obligations

The following is a summary of long-term debt and capital lease obligations (U.S. dollars in millions):

	June 26, 2015	December 26, 2014
Senior unsecured revolving credit facility (see Credit Facility below)	$205.2	$262.5
Various other notes payable	2.1	3.4
Capital lease obligations	1.5	1.0
Total long-term debt and capital lease obligations	208.8	266.9
Less: Current portion	(1.8)	(2.2)
Long-term debt and capital lease obligations	$207.0	$264.7

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

9.  Long-Term Debt and Capital Lease Obligations (continued)

Credit Facility

On April 16, 2015, we entered into a five-year $800 million syndicated senior unsecured revolving credit facility maturing on April 15, 2020 (the "Credit Facility") with Bank of America, N.A. as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Inc. as sole lead arranger and sole book manager. Borrowings under the Credit Facility bear interest at a spread over LIBOR that varies with our leverage ratio. The Credit Facility also includes a swing line facility and a letter of credit facility.

On June 22, 2015, we entered into a renewable 364-day, $25.0 million commercial and stand-by letter of credit facility with Rabobank Nederland.

The following is a summary of the material terms of the Credit Facility and other working capital facilities at June 26, 2015 (U.S. dollars in millions):

	Term	Maturity Date	Interest Rate	Borrowing Limit	Available Borrowings
Credit Facility	5 years	April 15, 2020	1.44%	$800.0	$594.8
Other working capital facilities	Varies	Varies	Varies	44.1	18.2
				$844.1	$613.0

The current margin for LIBOR advances is 1.25%. We intend to use funds borrowed under the Credit Facility from time to time for general corporate purposes, which may include the repayment, redemption or refinancing of our existing indebtedness, working capital needs, capital expenditures, funding of possible acquisitions, possible share repurchases and satisfaction of other obligations.

The Credit Facility requires us to comply with financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers. As of June 26, 2015, we were in compliance with all of the covenants contained in the Credit Facility. The Credit Facility is unsecured as long as we maintain a certain leverage ratio and is guaranteed by certain of our subsidiaries. The Credit Facility permits borrowings under the revolving commitment with an interest rate determined based on our leverage ratio and spread over LIBOR. In addition, we pay an unused commitment fee.

At June 26, 2015, we applied $21.3 million to the new Rabobank Nederland letter of credit facility, in respect of certain contingent obligations and other governmental agency guarantees combined with guarantees for purchases of raw materials and equipment and other trade related letters of credit. We also had $9.6 million in other letters of credit and bank guarantees not included in the new letter of credit facility.

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

The European Commission did, however, find that Internationale Fruchtimport Gesellschaft Weichert & Co KG (“Weichert”), an entity in which one of our subsidiaries formerly held an indirect 80% noncontrolling interest, infringed EU competition rules and imposed upon it a €14.7 million ($16.4 million using exchange rates as of June 26, 2015) fine. The European Commission has asserted that we controlled Weichert during the period by virtue of our subsidiary’s former, indirect noncontrolling interest and has therefore held that we are jointly and severally liable for Weichert’s payment of the fine.

On December 31, 2008, we filed an appeal of this determination on grounds, among others, that Weichert did not violate EU competition rules and that, in any event, we cannot be held jointly and severally liable for Weichert’s acts under applicable EU law. On April 14, 2010, Weichert filed a statement of intervention in support of our appeal seeking annulment of the European Commission’s determination. A hearing was held on February 1, 2012 for oral argument on the appeal. On March 14, 2013, the ruling on the appeal was issued reducing the fine from €14.7 million to €8.8 million ($9.8 million using exchange rates as of June 26, 2015) but upholding the European Commission's decision holding us jointly and severally liable for Weichert's payment of the fine.

On May 24, 2013, we filed an appeal with the Court of Justice of the European Union against this decision re-asserting that we cannot be held jointly and severally liable for Weichert's acts under EU law. On June 4, 2013, the European Commission filed an appeal challenging only an approximate €1.0 million ($1.1 million using exchange rates as of June 26, 2015) portion of the lower court's fine reduction and thereby seeking that the fine be set at €9.8 million ($10.9 million using exchange rates as of June 26, 2015) rather than €8.8 million. In its appeal, the European Commission also disputed the grounds upon which we based our appeal. We filed our response to the European Commission's appeal on July 1, 2013. The European Commission filed its response to our appeal on August 5, 2013. Weichert filed responses to our appeal and the European Commission’s appeal as well as a cross-appeal on August 8, 2013. We filed a reply to the European Commission’s response to our appeal on October 17, 2013. A hearing was held on October 9, 2014 for oral argument on the appeal. On December 11, 2014, the Advocate General of the Court of Justice issued an advisory opinion to the court agreeing with the European Commission’s position on appeal, disagreeing with our and Weichert’s positions on appeal and recommending that the fine be set at €9.8 million.

On June 11, 2015, we entered into a settlement agreement with Weichert under which it was agreed that Weichert would bear 55% and we would bear the remaining 45% of the final adjudged fine inclusive of accrued interest. On June 24, 2015, the decision of the Court of Justice on the appeal was entered adopting the advisory opinion of the Advocate General. On June 26, 2015, we had €6.5 million ($7.3 million using exchange rates as of June 26, 2015) included in accounts payable and accrued expenses in the Consolidated Balance Sheets. On July 2, 2015, we paid the European Commission a total of €6.5 million in satisfaction of our 45% agreed portion of the final adjudged fine inclusive of accrued interest.

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

During 2014, as a result of a meeting held with the EPA which resulted in changes to the remediation work being performed, we reduced the liability related to the Kunia well site clean-up by $1.4 million. The undiscounted estimates are between $14.8 million and $28.7 million. The undiscounted estimate on which our accrual is based totals $14.8 million and is discounted using a 3.0% rate. As of June 26, 2015, there is $13.8 million included in other noncurrent liabilities and $0.8 million included in accounts payable and accrued expenses in the Consolidated Balance Sheets for the Kunia Well Site clean-up, which we expect to expend in the next 12 months. We expect to expend approximately $0.5 million in 2016, $1.7 million per year in 2017 and 2018, and $0.8 million in 2019. Certain portions of the EPA’s estimates have been discounted using a 3.0% interest rate.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

11.  Earnings Per Share

Basic and diluted net income per ordinary share is calculated as follows (U.S. dollars in millions, except share and per share data):

	Quarter ended		Six months ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Numerator:
Net income attributable to Fresh Del Monte Produce Inc.	$64.5	$64.3	$107.0	$122.9

Denominator:
Weighted average number of ordinary shares - Basic	52,655,228	55,719,554	52,831,466	56,100,702
Effect of dilutive securities - Share based employee options and awards	492,376	359,021	447,257	342,355
Weighted average number of ordinary shares - Diluted	53,147,604	56,078,575	53,278,723	56,443,057

Antidilutive Options and Awards (1)	—	2,061,632	—	2,061,632

Net income per ordinary share attributable to
Fresh Del Monte Produce Inc.:
Basic	$1.22	$1.15	$2.03	$2.19
Diluted	$1.21	$1.15	$2.01	$2.18

(1)	Options to purchase shares of common stock and unvested RSU's and PSU's are not included in the calculation of Net income per ordinary share because the effect would have been anti-dilutive.

Refer to Note 17, “Shareholders’ Equity”, for disclosures related to the stock repurchase program and retired shares.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

12.  Retirement and Other Employee Benefits

The following table sets forth the net periodic benefit costs of our pension plans and post-retirement plans (U.S. dollars in millions):

	Quarter ended		Six months ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Service cost	$1.5	$1.4	$2.9	$2.7
Interest cost	1.6	1.8	3.3	3.6
Expected return on assets	(0.9)	(1.1)	(1.9)	(2.3)
Amortization of net actuarial loss	0.4	0.3	0.8	0.6
Net periodic benefit costs	$2.6	$2.4	$5.1	$4.6

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

We evaluate performance based on several factors, of which net sales and gross profit by product are the primary financial measures (U.S. dollars in millions):

	Quarter ended
	June 26, 2015		June 27, 2014
	Net Sales	Gross Profit	Net Sales	Gross Profit
Banana	$513.8	$44.6	$505.1	$49.9
Other fresh produce	523.7	54.9	518.2	55.7
Prepared food	96.6	14.5	108.0	15.9
Totals	$1,134.1	$114.0	$1,131.3	$121.5

	Six months ended
	June 26, 2015		June 27, 2014
	Net Sales	Gross Profit	Net Sales	Gross Profit
Banana	$968.1	$80.7	$942.0	$80.9
Other fresh produce	988.3	105.6	972.5	120.3
Prepared food	186.1	28.1	199.1	27.0
Totals	$2,142.5	$214.4	$2,113.6	$228.2

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

The foreign currency forward contracts qualifying as cash flow hedges were designated as single-purpose cash flow hedges of forecasted cash flows.  Based on our formal assessment of hedge effectiveness of our qualifying foreign currency forward contracts, we determined that the impact of hedge ineffectiveness was de minimis for the quarters and six months ended June 26, 2015 and June 27, 2014.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

14.  Derivative Financial Instruments (continued)

Certain of our derivative instruments contain provisions that require the current credit relationship between us and our counterparty to be maintained throughout the term of the derivative instruments.  If that credit relationship changes, certain provisions could be triggered, and the counterparty could request immediate collateralization of derivative instruments in net liability position above a certain threshold.  As of June 26, 2015, the aggregate fair value of all derivative instruments with a credit-risk-related contingent feature were immaterial. If the credit-risk-related contingent features underlying these agreements were triggered on June 26, 2015, we would not be required to post collateral to our counterparty because the collateralization threshold had not been met.

We had the following outstanding foreign currency forward as of June 26, 2015:

Foreign Currency Contracts Qualifying as Cash Flow Hedges:	Notional Amount
Euro		€170.6	million
British pound		£1.9	million
Japanese yen	JPY	3,892.4	million
Korean Won	KRW	8,970.0	million

The following table reflects the fair values of derivative instruments, all of which are designated as Level 2 of the fair value hierarchy, as of June 26, 2015 and December 26, 2014 (U.S. dollars in millions):

Derivatives Designated as Hedging Instruments (1)
	Foreign exchange contracts
Balance Sheet Location:	June 26, 2015 (2)	December 26, 2014
Asset derivatives:
Prepaid expenses and other current assets	$21.7	$22.7
Other noncurrent assets	3.5	3.1
Total asset derivatives	$25.2	$25.8

Liability derivatives:
Accounts payable and accrued expenses	$—	$0.2
Other noncurrent liabilities	—	—
Total liability derivatives	$—	$0.2

(1) See Note 15, "Fair Value Measurements", for fair value disclosures.
(2) We expect that $21.7 million and $3.5 million of the net fair value of hedges recognized as a gain in accumulated other comprehensive income ("AOCI") will be transferred to earnings during the next 12 months and last six months of 2016, respectively, along with the earnings effect of the related forecasted transactions.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

14.  Derivative Financial Instruments (continued)

The following table reflects the effect of derivative instruments on the Consolidated Statements of Income for the quarter ended June 26, 2015 and June 27, 2014 (U.S. dollars in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Quarter ended			Quarter ended
	June 26, 2015	June 27, 2014		June 26, 2015	June 27, 2014
Foreign exchange contracts	$(11.5)	$2.4	Net sales	$11.1	$(1.5)
Foreign exchange contracts	(0.1)	(1.0)	Cost of products sold	0.1	—
Total	$(11.6)	$1.4		$11.2	$(1.5)

	Six months ended			Six months ended
	June 26, 2015	June 27, 2014		June 26, 2015	June 27, 2014
Foreign exchange contracts	$(0.2)	$3.2	Net sales	$20.3	$(2.1)
Foreign exchange contracts	0.1	(3.6)	Cost of products sold	(0.1)	0.7
Total	$(0.1)	$(0.4)		$20.2	$(1.4)

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

The following table provides a summary of the fair values of assets and liabilities measured on a recurring basis under the ASC on “Fair Value Measurements and Disclosures” (U.S. dollars in millions):

Fair Value Measurements
Foreign currency forward contracts, net asset
	June 26, 2015	December 26, 2014
Quoted Prices in Active Markets for Identical Assets (Level 1)	$—	$—
Significant Observable Inputs (Level 2)	25.2	25.6
Significant Unobservable Inputs (Level 3)	—	—

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

Tomato and Vegetable Reporting Unit Goodwill as of June 26, 2015
Goodwill Carrying Value	$66.1

Approximate percentage by which the fair value exceeds the carrying value	5%

Amount that a one percentage point increase in the discount rate and a 5% decrease in cash flows would cause the carrying value to exceed the fair value and trigger a fair valuation	$17.6

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

16.  Accumulated Other Comprehensive Income (Loss)

The following table includes the changes in accumulated other comprehensive income (loss) attributable to U.S. by component under the ASC on “Comprehensive Income” (U.S. dollars in millions):

	Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)
	Six months ended June 26, 2015
	Changes in Fair Value of Effective Cash Flow Hedges	Foreign Currency Translation Adjustment		Retirement Benefit Adjustment		Total

Balance at December 26, 2014	$25.2	$(0.8)		$(21.8)		$2.6
Other comprehensive income (loss)
before reclassifications	20.2	(6.5)	(2)	(0.1)	(3)	13.6
Amounts reclassified from accumulated
other comprehensive income	(20.2)	—		0.8		(19.4)
Net current period other comprehensive
income (loss)	—	(6.5)		0.7		(5.8)
Balance at June 26, 2015	$25.2	$(7.3)		$(21.1)		$(3.2)

	Six months ended June 27, 2014

Balance at December 27, 2013	$(3.1)	$12.0		$(12.3)		(3.4)
Other comprehensive income (loss)
before reclassifications	(1.8)	1.9	(2)	0.3	(3)	0.4
Amounts reclassified from accumulated
other comprehensive income (loss)	1.4	—		0.6		2.0
Net current period other comprehensive
income (loss)	(0.4)	1.9		0.9		2.4
Balance at June 27, 2014	$(3.5)	$13.9		$(11.4)		$(1.0)

(1) All amounts are net of tax and noncontrolling interest.
(2) Includes a loss of $3.5 million for the six months ended June 26, 2015 and a loss of $0.3 million for the six months ended June 27, 2014 on intra-entity foreign currency transactions that are of a long-term-investment nature; also includes a loss of $0.3 million for the six months ended June 26, 2015 and income of $0.4 million for the six months ended June 27, 2014 related to noncontrolling interest.
(3) Includes a loss of $0.1 million and $0.2 million of noncontrolling interest related to Retirement Benefit adjustment for the six months ended June 26, 2015 and June 27, 2014, respectively.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

16.  Accumulated Other Comprehensive Income (Loss) (continued)

The following table includes details about amounts reclassified from accumulated other comprehensive income (loss) by component
(U.S. dollars in millions):

	June 26, 2015		June 27, 2014
Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)				Affected line item in the statement where net income is present
	Quarter ended	Six months ended	Quarter ended	Six months ended
Changes in fair value of effective cash flow hedges:
Foreign currency cash flow hedges	$(11.1)	$(20.3)	$1.5	$2.1	Sales
Foreign currency cash flow hedges	(0.1)	0.1	—	(0.7)	Cost of Sales
Total	$(11.2)	$(20.2)	$1.5	$1.4

Amortization of retirement benefits:
Actuarial losses	$0.1	$0.2	$0.1	$0.2	Selling, general and administrative expenses
Actuarial losses	0.3	0.6	0.2	0.4	Cost of Sales
Total	$0.4	$0.8	$0.3	$0.6

17.  Shareholders’ Equity

Our shareholders have authorized 50,000,000 preferred shares at $0.01 par value, of which none are issued or outstanding, and 200,000,000 ordinary shares of common stock at $0.01 par value, of which 52,692,566 are issued and outstanding at June 26, 2015.

Ordinary share activity is summarized as follows:

	Six months ended
	June 26, 2015	June 27, 2014
Ordinary shares issued (retired) as a result of:
Stock option exercises	698,373	378,994
Restricted stock grants	21,875	26,117
Restricted and performance stock units	128,999	170,572
Ordinary shares repurchased and retired	(2,056,604)	(1,312,771)

On May 1, 2013, our Board of Directors approved a three-year stock repurchase program of up to $300 million of our ordinary shares. We have repurchased $257.5 million of ordinary shares, or 8,188,255 ordinary shares, under the aforementioned repurchase program and retired all the repurchased shares. We purchased 2,363,996 ordinary shares at a purchase price of $34.50 per share in a modified Dutch auction tender offer completed on December 8, 2014. The modified Dutch auction tender offer was conducted as part of the stock repurchase program. We have a maximum dollar amount value of $42.5 million of shares that may yet be purchased under the May 1, 2013 stock repurchase program.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

17.  Shareholders’ Equity (continued)

Dividend activity is summarized as follows:

Six months ended		Six months ended
June 26, 2015		June 27, 2014
Dividend Declared Date	Cash Dividend Declared, per Ordinary Share	Dividend Declared Date	Cash Dividend Declared, per Ordinary Share
May 29, 2015	0.125	May 30, 2014	0.125
March 27, 2015	0.125	March 28, 2014	0.125

We paid $13.1 million in dividends in the six months ended June 26, 2015 and $14.2 million in dividends in the six months ended June 27, 2014.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $179.5 million for the first six months of 2015 as compared with net cash provided by operating activities of $192.8 million for the first six months of 2014, a decrease of $13.3 million.  The decrease in net cash provided by operating activities was principally attributable to lower net income.

Working capital was $612.5 million at June 26, 2015 compared with $631.5 million at December 26, 2014, a decrease of $19.0 million. This decrease in working capital is primarily due to lower levels of canned pineapple and deciduous fruit inventory combined with lower levels of melon and non-tropical fruit deferred growing crop due to seasonality. Partially offsetting these decreases were higher trade accounts receivable principally due to higher net sales.

Net cash used in investing activities for the first six months of 2015 was $46.7 million compared with $81.1 million for the first six months of 2014. Net cash used in investing activities for the first six months of 2015 consisted of capital expenditures of $52.5 million, partially offset by proceeds from sales of property, plant and equipment of $5.8 million. Capital expenditures for the first six months of 2015 included expansion of banana operations in the Philippines and Central America; expansion and improvements to our production facilities principally in Kenya, Costa Rica, Jordan and Saudi Arabia related to the prepared food segment; improvements and expansion of production facilities in Japan, Chile, Costa Rica and North America related to the other fresh produce segment and for worldwide information technology projects related to all of our business segments. Proceeds from sale of property, plant and equipment for the first six moths of 2015 consisted primarily of the sale of two refrigerated vessels.

Net cash used in investing activities for the first six months of 2014 consisted of capital expenditures of $81.9 million, partially offset by proceeds from sales of property, plant and equipment of $0.8 million. Capital expenditures for the first six months of 2014 included the purchase of approximately 2,600 acres of farmland in Florida for approximately $16.0 million for expansion of our tomato operations and for expansion of growing, manufacturing and distribution facilities in North America related to the other fresh produce and banana segments; improvements and expansion of production facilities in the Philippines, Costa Rica, Nicaragua, Guatemala and Chile related to the banana and other fresh produce segments; improvements of our production facilities in Kenya and Jordan related to the prepared food segment and for a new fresh-cut facility in Japan related to the other fresh produce segment. Proceeds from sale of property, plant and equipment for the first six months of 2014 consisted primarily of the sale surplus equipment.

Net cash used in financing activities for the first six months of 2015 was $136.9 million compared with net cash used in financing activities of $107.5 million for the first six months of 2014. Net cash used in financing activities for the first six months of 2015 consisted of net repayments on long-term debt of $58.8 million, dividends paid of $13.1 million and repurchase, retirement of ordinary shares of $84.8 million and distributions to non-controlling interest, net of $0.2 million, partially off set by proceeds from stock options exercised of $19.7 million and excess tax benefit from stock-based compensation of $0.3 million. Cash used in financing activities for the first six months of 2014 consisted of net borrowings on long-term debt of $70.8 million, dividends paid of $14.2 million and repurchase and retirement of ordinary shares of $35.2 million, partially offset by contributions from noncontrolling interest, net of $5.0 million and proceeds from stock options exercised of $7.7 million.

On April 16, 2015, we entered into a new five year, $800 million syndicated senior unsecured revolving credit facility maturing on April 15, 2020 (the "Credit Facility") with Bank of America, N.A. as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Inc. as sole lead arranger and sole book manager. Borrowings under the Credit Facility bear interest at a spread over the London Interbank Offer Rate ("LIBOR") that varies with our leverage ratio. The margin for LIBOR advances under the Credit Facility currently is 1.25%. The Credit Facility also includes a swing line facility and a letter of credit facility. We intend to use the Credit Facility from time to time for our working capital needs, capital expenditures, funding of possible acquisitions, possible share repurchase and satisfaction of other obligations.

On June 22, 2015, we entered into a renewable 364-day, $25.0 million commercial and stand-by letter of credit facility with Rabobank Nederland.

At June 26, 2015, we had $205.2 million outstanding under the Credit Facility bearing interest at a per annum rate of 1.44%.  In addition, we pay a fee on unused commitments under the Credit Facility.

The Credit Facility is unsecured as long as we maintain a certain leverage ratio and also requires us to comply with certain financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers. As of June 26, 2015, we were in compliance with all of the financial and other covenants contained in the Credit Facility.

At June 26, 2015, we had $613.0 million available under committed working capital facilities, primarily under the Credit Facility. At June 26, 2015, we applied $21.3 million to the Rabobank letter of credit facility, in respect of certain contingent obligations and other governmental agencies and purchases of equipment and raw material guarantees and other trade related letters of credit.  We also had $9.6 million in other letters of credit and bank guarantees not included in the Rabobank or Bank of America letter of credit facilities.

As of June 26, 2015, we had $208.8 million of long-term debt and capital lease obligations, including the current portion, consisting of $205.2 million outstanding under the Credit Facility, $1.5 million of capital lease obligations and $2.1 million of other long-term debt and notes payable.

Based on our operating plan, combined with our available borrowing capacity under our Credit Facility, we believe we will have sufficient resources to meet our cash obligations in the foreseeable future.

As of June 26, 2015, we had cash and cash equivalents of $34.4 million.

As a result of the closure of distribution centers and restructuring in Europe, we paid approximately $1.1 million in contractual obligations and termination benefits during the first six months of 2015. We expect to make additional payments of approximately $1.9 million principally related to the closure of certain facilities in the United Kingdom.

The fair value of our foreign currency cash flow hedges changed from a net gain of $25.6 million as of December 26, 2014, to a net gain of $25.2 million as of June 26, 2015. We expect that a gain of $21.7 million and a gain of $3.5 million will be transferred to earnings during the next 12 months and last six months of 2016, respectively, along with the earnings effect of the related forecasted transactions.

Results of Operations

The following tables present for each of the periods indicated (i) net sale by geographic region and (ii) net sales and gross profit by product category, and in each case, the percentage of the total represented thereby (U.S. dollars in millions, except percent data):

Net sales by geographic region:

	Quarter ended				Six months ended
	June 26, 2015		June 27, 2014		June 26, 2015		June 27, 2014
North America	$603.7	53%	$592.4	52%	$1,179.3	55%	$1,139.0	54%
Europe	211.7	19%	220.5	20%	390.7	18%	404.9	19%
Asia	144.0	12%	136.5	12%	244.0	12%	234.8	11%
Middle East	154.0	14%	162.9	14%	283.3	13%	292.6	14%
Other	20.7	2%	19.0	2%	45.2	2%	42.3	2%
Total	$1,134.1	100%	$1,131.3	100%	$2,142.5	100%	$2,113.6	100%

Product net sales and gross profit:

	Quarter ended
	June 26, 2015				June 27, 2014
	Net Sales		Gross Profit		Net Sales		Gross Profit
Banana	$513.8	45%	$44.6	39%	$505.1	44%	$49.9	41%
Other fresh produce	523.7	46%	54.9	48%	518.2	46%	55.7	46%
Prepared food	96.6	9%	14.5	13%	108.0	10%	15.9	13%
Totals	$1,134.1	100%	$114.0	100%	$1,131.3	100%	$121.5	100%

	Six months ended
	June 26, 2015				June 27, 2014
	Net Sales		Gross Profit		Net Sales		Gross Profit
Banana	$968.1	45%	$80.7	38%	$942.0	45%	$80.9	35%
Other fresh produce	988.3	46%	105.6	49%	972.5	46%	120.3	53%
Prepared food	186.1	9%	28.1	13%	199.1	9%	27.0	12%
Totals	$2,142.5	100%	$214.4	100%	$2,113.6	100%	$228.2	100%

Second Quarter of 2015 Compared with Second Quarter of 2014

Net Sales. Net sales for the second quarter of 2015 were $1,134.1 million compared with $1,131.3 million for the second quarter of 2014. The increase in net sales of $2.8 million was principally attributable to higher net sales of bananas and other fresh produce, partially offset by lower net sales of prepared food and unfavorable foreign exchange rates.

•
Net sales of bananas increased by $8.7 million principally due to higher sales volumes in North America and and Asia, partially offset by lower per unit selling prices in Europe. Worldwide banana sales volume increased 5%.

◦
North America banana net sales increased principally as a result of higher sales volumes resulting from an expanded customer base combined with higher demand from existing customers. Partially offsetting this increase were lower per unit selling prices.

◦	Asia banana net sales increased principally due to higher sales volumes as a result of favorable market conditions, partially offset by unfavorable exchange rates.

◦	Europe banana net sales decreased due to lower per unit sales prices principally as a result of unfavorable euro exchange rates.

◦	Middle East banana net sales increased slightly. Higher per unit sales prices were partially offset by lower sales volumes.

•
Net sales in the other fresh produce segment increased $5.5 million, principally as a result of higher net sales of fresh-cut products and non-tropical fruit, partially offset by lower net sales of pineapples.

◦
Net sales of fresh-cut products increased principally due to higher worldwide sales volumes as a result of increased customer demand in all regions combined with higher per unit sales pricing in North America and increased production capacity in North America and Asia.

◦
Net sales of non-tropical fruit increased principally due to higher sales volumes of avocados in North America, primarily due to higher customer demand. Partially offsetting these increases were lower net sales of grapes in North America and Europe principally as a result of unfavorable growing conditions in Chile combined with unfavorable exchange rates in Europe.

◦
Net sales of pineapples decreased principally due to lower sales volumes in North America and Europe as a result of unfavorable growing conditions in our Costa Rica operations. Worldwide pineapple sales volume decreased 13%.

•
Net sales in the prepared food segment decreased $11.4 million principally due to lower sales of poultry products in Jordan as a result of lower production. Partially offsetting this decrease were higher sales volume of canned pineapple products as a result of an expanded customer base.

Cost of Products Sold.  Cost of products sold was $1,020.1 million for the second quarter of 2015 compared with $1,009.8 million for the second quarter of 2014, an increase of $10.3 million.  This increase was primarily attributable to higher sales volume and higher banana fruit cost, partially offset by lower fuel and distribution cost.

Gross Profit. Gross profit was $114.0 million for the second quarter of 2015 compared with $121.5 million for the second quarter of 2014, a decrease of $7.5 million.  This decrease was attributable to lower gross profit in all of our business segments.

•
Gross profit in the banana segment decreased $5.3 million primarily due to lower per unit selling prices in North America and Europe combined with higher fruit cost. Partially offsetting these decreases were lower fuel and distribution costs and higher sales volumes in Asia, Europe and North America. Worldwide banana per unit sales prices decreased 3%, and per unit cost decreased 1%.

•	Gross profit in the other fresh produce segment decreased $0.8 million principally due to lower gross profit in non-tropical fruit, partially offset by higher gross profit in fresh-cut products.

◦	Gross profit on non-tropical fruit decreased principally due to lower per unit sales prices of grapes due to unfavorable growing conditions in Chile which adversely affected fruit quality.

◦	Gross profit on fresh-cut products increased principally due to higher sales volumes in all regions combined with higher per unit pricing in North America.

•
Gross profit in the prepared food segment decreased by $1.4 million principally as a result of lower gross profit in our Jordanian poultry business as a result of higher costs. Partially offsetting this decrease was higher gross profit on canned pineapple principally due to lower production cost.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $2.4 million from $44.3 million in the second quarter of 2014 to $41.9 million for the second quarter of 2015. The decrease was principally due to lower legal fees and executive compensation expense and lower selling, general and administrative expenses in Europe principally due to a weaker euro. Partially offsetting these decreases were higher selling, general and administrative expenses in North America as a result of product expansion.

Gain on Disposal of Property, Plant and Equipment. The gain on disposal of property, plant and equipment of $1.0 million during the second quarter of 2015 consisted primarily of the sale of a refrigerated vessel. The gain on disposal of property, plant and equipment of $0.1 million during the second quarter of 2014 were due to the sale of surplus equipment.

Asset Impairment and Other Charges (Credits), Net. Asset impairment and other charges (credits), net, was a credit of $(0.5) million during the second quarter of 2015 as compared with a charge of $2.0 million during the second quarter of 2014. During the second quarter of 2015, asset impairment and other charges (credits), relates principally to a gain of ($0.8) million on the settlement of litigation regarding the infringement of European Union competition rules by a former indirect subsidiary not controlled by us in our banana segment. Partially offsetting this gain was a charge of $0.3 million for damages incurred as the result of floods in Chile affecting non-tropical fruit operations. During the second quarter of 2014, asset impairment charges (credits), net, relates principally to $1.0 million in severance expense as a result of discontinued export operations in the banana segments in Brazil; $0.7 million in contract termination charges related to an under-utilized distribution center in the United Kingdom in the banana segment; $0.2 million in severance expense in Germany as a result of our decision to change to an independent distributor for our prepared food business segment and $0.1 million in severance expense related to an under-performing fresh-cut facility in the United Kingdom in the other fresh produce segment.

Operating Income.  Operating income for the second quarter of 2015 decreased by $1.7 million from $75.3 million in the second quarter of 2014 to $73.6 million for the second quarter of 2015. This decrease was due to lower gross profit, partially offset by lower selling, general and administrative expenses, higher gain on disposal of property, plant and equipment and lower asset impairment and other charges (credits), net.

Interest Expense.  Interest expense increased by $0.1 million during the second quarter of 2015 as compared with the second quarter of 2014 principally as a result of higher average loan balances partially offset by slightly lower interest rates.

Other Expense, Net.  Other expense, net was $0.1 million for the second quarter of 2015 compared to $3.6 million for the second quarter of 2014. The decrease in other expense, net of $3.5 million was principally attributable to foreign exchange gains during the second quarter of 2015 as compared with foreign exchange losses during the second quarter of 2014.

Provision for Income Taxes. Provision for income taxes was $6.4 million for the second quarter of 2015 compared to $5.4 million for the second quarter of 2014. The increase in the provision for income taxes of $1.0 million is primarily due to higher earnings in certain jurisdictions.

First Six Months of 2015 Compared with First Six Months of 2014
Net Sales. Net sales for the first six months of 2015 were $2,142.5 million compared with $2,113.6 million for the first six months of 2014. The increase in net sales of $28.9 million was attributable to higher net sales in our banana and other fresh produce segments, partially offset by lower net sales in our prepared food segment.

•
Net sales of bananas increased by $26.1 million principally due to higher sales volume in North America and Asia, partially offset by lower per unit sales prices in North America and Europe. Worldwide banana sales volume increased by 5%.

◦	North America banana net sales increased due to higher sales volume primarily as a result of an expanded customer base combined with higher demand from existing customers.

◦	Europe banana net sales decreased principally due to lower per unit sales prices primarily as a result of unfavorable euro exchange rates.

◦	Middle East banana net sales increased principally due to higher per unit sales prices, partially offset by lower sales volumes as a result of lower shipments from Central America.

◦	Asia banana net sales increased as a result of higher sales volumes, partially offset by lower per unit sales prices as a result of unfavorable exchange rates.

•
Net sales in the other fresh produce segment increased $15.8 million principally as a result of higher net sales of fresh-cut products and non-tropical fruit, partially offset by lower net sales of pineapples.

◦
Net sales of fresh-cut products increased principally due to higher worldwide sales volumes as a result of increased customer demand in all regions combined with higher per unit sales pricing in North America.

◦
Net sales of non-tropical fruit increased principally due to higher sales volumes of avocados in North America and stonefruit in all regions, primarily due to higher customer demand. Partially offsetting these increases were lower net sales of grapes in North America, Europe and Asia, principally as a result of lower quality fruit due to unfavorable growing conditions in Chile combined with unfavorable exchange rates in Europe and Asia.

◦
Net sales of pineapples decreased principally due to lower sales volumes in North America and Europe as a result of unfavorable growing conditions in our Costa Rica operations. Worldwide pineapple sales volume decreased 13%.

•
Net sales in the prepared food segment decreased $13.0 million principally due to lower net sales of poultry products in Jordan as a result of reduced production, partially offset by higher sales volume of pineapple products primarily as a result of an expanded customer base and favorable market conditions.

Cost of Products Sold. Cost of products sold was $1,928.1 million for the first six months of 2015 compared with $1,885.4 million for the first six months of 2014, an increase of $42.7 million. This increase in cost of products sold was primarily attributable to an increase in sales volumes and higher fruit costs partially offset by lower ocean freight and distribution costs.
Gross Profit. Gross profit was $214.4 million for the first six months of 2015 compared with $228.2 million for the first six months of 2014, a decrease of $13.8 million. This decrease was primarily attributable to lower gross profit in the other fresh produce and banana segments, partially offset by higher gross profit in the prepared food segment.

•
Gross profit in the other fresh produce segment decreased $14.7 million principally due to lower profitability of non-tropical fruit and tomatoes, partially offset by higher gross profit on fresh-cut products and pineapples.

◦	Gross profit on non-tropical fruit decreased principally due to lower per unit sales prices of grapes due to unfavorable growing conditions in Chile which adversely affected fruit quality.

◦
Gross profit on tomatoes decreased principally due to lower pricing as a result of industry over-supply combined with lower than expected fruit quality earlier in the year from our Florida growing operations.

◦	Gross profit on fresh-cut products increased principally due to higher sales volumes in all regions combined with higher per unit pricing in North America.

◦
Gross profit on pineapples increased primarily due to higher per unit sales prices in North America and Europe, principally the result of lower industry volumes. Partially offsetting these increases were lower sales volumes and sales prices affected by a weaker yen.

•
Gross profit in the banana segment had a slight decrease of $0.2 million. Lower per unit sales prices in North America and Europe, and higher costs in the Middle East were partially offset by higher sales volumes and lower costs in Asia. Worldwide banana per unit sales prices decreased 2% and per unit cost decreased 2%.

•
Gross profit in the prepared food segment increased by $1.1 million principally as a result of higher gross profit on canned pineapple and deciduous products principally due to lower production cost combined with higher pricing on pineapple concentrate. Partially offsetting these increases were lower gross profit on our Jordanian poultry business due to lower sales volumes and higher unit costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $2.2 million from $88.0 million for the first six months of 2014 to $85.8 million for the first six months of 2015. The decrease was principally due to lower selling, general and administrative expenses in Europe, principally as a result of a weaker euro combined with lower executive compensation. Partially offsetting these decreases was higher selling, general and administrative expenses in North America as a result of product expansion.

Gain on Disposal of Property, Plant and Equipment. The gain on disposal of property, plant and equipment was $2.2 million during the first six months of 2015 and consisted primarily of the sales of two refrigerated vessels. During the first six months of 2014, the gain on disposal of property, plant and equipment of $0.2 million related to the sale of surplus equipment.
Asset Impairment and Other Charges (Credits), Net. Asset impairment and other charges (credits), net, was $0.9 million during the first six months of 2015 as compared with $(0.1) million during the first six months of 2014.
Asset impairments and other charges (credits), net, for the first six months of 2015 were:

•
A credit of $(0.8) million as a result of the settlement of litigation regarding the infringement of European Union competition rules by a former indirect subsidiary not controlled by us in the banana segment;

•	$1.5 million related to damages incurred as the result of floods in Chile affecting non-tropical fruit operations; and

•	$0.2 million related to underutilized equipment in Kenya in the other fresh produce segment.

Asset impairments and other charges (credits), net, for the first six months of 2014 were:

•	A credit of $(2.9) million primarily as a result of a favorable settlement of litigation related to the Kunia environmental remediation site in Hawaii in the other fresh produce segment;

•	$1.1 million in other charges related to severance benefits as a result of discontinued export operations in the banana segment in Brazil;

•	$0.7 million in contract termination charges related to an under-utilized distribution center in the United Kingdom related to the banana segment;

•	$0.6 million in other charges related to severance payments as a result of our decision to change to an independent distributor for the prepared food segment in Germany;

•	$0.3 million in asset impairment related to a web domain in the other fresh produce segment; and

•	$0.1 million in severance expense related to an under-performing fresh-cut facility in the United Kingdom in the other fresh produce segment.

Operating Income. Operating income decreased by $10.6 million from $140.5 million in the first six months of 2014 to $129.9 million for the first six months of 2015. The decrease in operating income was due to lower gross profit and higher asset impairment and other charges (credits), net, partially offset by lower selling, general and administrative expenses and higher gain on disposal of property, plant and equipment.
Interest Expense. Interest expense increased by $0.4 million from $2.2 million for the first six months of 2014 to $2.6 million for the first six months of 2015 principally due to higher average loan balances.
Other Expense, Net. Other expense, net, was of $6.0 million for the first six months of 2015 as compared with $2.9 million for the first six months of 2014. The change in other expense, net, of $3.1 million is principally attributable to higher foreign exchange losses incurred during the first six months of 2015 as compared with the first six months of 2014.

Provision for Income Taxes. Provision for income taxes was $11.4 million for both the first six months of 2015 and for the first six months of 2014. The tax provision for the first six moths of 2015 includes the effect of decreased earnings in certain higher tax jurisdictions. The tax provision for the first six months of 2014 includes approximately $2.9 million of benefit resulting from a successful appeal to reinstate net operating losses in a foreign jurisdiction, partially offset by higher earnings in certain taxable jurisdictions.
Fair Value Measurements

Potential impairment exists if the fair value of a reporting unit to which goodwill has been allocated is less than the carrying value of the reporting unit. The amount of the impairment to recognize, if any, is calculated as the amount by which the carrying value of goodwill exceeds its implied value. Future changes in the estimates used to conduct the impairment review, including revenue projection, market values and changes in the discount rate used, could cause the analysis to indicate that our goodwill or trademarks are impaired in subsequent periods and result in a write-off of a portion or all of goodwill or trademarks. The discount rate used is based on independently calculated risks, our capital mix and an estimated market risk premium. The fair value of the prepared food reporting unit's trademarks is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets. If we are unable to recover from challenging economic conditions in Europe and we fail to meet our current expectations, the prepared food reporting unit's trademarks may be at risk for future impairment.   We disclosed the sensitivities related to the prepared food reporting unit’s trademarks in our annual financial statements included in our Annual Report on Form 10-K for the year ended December 26, 2014.

The fair value of the tomato and vegetable reporting unit's goodwill is highly sensitive to differences between estimated and actual cash flows. If the tomato and vegetable goodwill is unable to meet our current volume and margin expectation, the tomato and vegetable goodwill may be at risk for future impairment.

Tomato and Vegetable Reporting Unit Goodwill
Goodwill Carrying Value	$66.1

Approximate percentage by which the fair value exceeds the carrying value	5%

Amount that a one percentage point increase in the discount rate and a 5% decrease in cash flows would cause the carrying value to exceed the fair value and trigger a fair valuation	$17.6

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

Item 4.        Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 26, 2015. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the quarter ended June 26, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

See Note 10, “Commitments and Contingencies”, to the Consolidated Financial Statements, Part I, Item 1 included herein.

Item 1A.        Risk Factors

There have been no material changes in the risk factors from the information provided in Item 1A. Risk Factors of our annual report on Form 10-K for the year ended December 26, 2014.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our purchases of ordinary shares during the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (2)(3)
March 28, 2015 through April 30, 2015	—	$—	—	$42,479,562
May 1, 2015 through May 31, 2015	—	—	—	42,479,562
June 1, 2015 through June 26, 2015	—	—	—	42,479,562
Total	—	$—	—	$42,479,562

(1)	On May 1, 2013, our Board of Directors approved a three-year stock repurchase program of up to $300 million of our ordinary shares.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 6.        Exhibits

31.1*	Certification of Chief Executive Officer filed pursuant to 17 CFR 240.13a-14(a).

31.2*	Certification of Chief Financial Officer filed pursuant to 17 CFR 240.13a-14(a).

32*	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 17 CFR 240.13a-14(b) and 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
_____________________

*	Filed herewith

**
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 26, 2015 and December 26, 2014, (ii) Consolidated Statements of Income for the quarters and six months ended June 26, 2015 and June 27, 2014, (iii) Consolidated Statements of Comprehensive Income for the quarters and six months ended June 26, 2015 and June 27, 2014, (iv) Consolidated Statement of Cash Flows for the six months ended June 26, 2015 and June 27, 2014 and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fresh Del Monte Produce Inc.

Date:	July 28, 2015	By:	/s/ Hani El-Naffy
Hani El-Naffy
President & Chief Operating Officer

		By:	/s/ Richard Contreras
Richard Contreras
Senior Vice President & Chief Financial Officer