Form 10-Q
period 2015-09-25
FRESH DEL MONTE PRODUCE INC
filed 2015-10-27
CIK 1047340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
———————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 16, 2015, there were 52,254,831 ordinary shares of Fresh Del Monte Produce Inc. issued and outstanding.

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

PART I: FINANCIAL INFORMATION

Item 1.        Financial Statements

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)
(U.S. dollars in millions, except share and per share data)

	September 25, 2015	December 26, 2014
Assets
Current assets:
Cash and cash equivalents	$42.6	$34.1
Trade accounts receivable, net of allowance of $8.3 and $10.7, respectively	333.6	344.6
Other accounts receivable, net of allowance of $7.3 and $4.5, respectively	66.2	69.0
Inventories, net	482.5	516.1
Deferred income taxes	11.3	12.3
Prepaid expenses and other current assets	61.8	64.8
Total current assets	998.0	1,040.9

Investments in and advances to unconsolidated companies	2.2	2.0
Property, plant and equipment, net	1,195.4	1,170.2
Deferred income taxes	43.4	45.8
Other noncurrent assets	89.3	85.9
Goodwill	330.1	330.5
Total assets	$2,658.4	$2,675.3
Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued expenses	$365.3	$382.1
Current portion of long-term debt and capital lease obligations	1.8	2.2
Deferred income taxes	18.3	18.3
Income taxes and other taxes payable	15.7	6.8
Total current liabilities	401.1	409.4

Long-term debt and capital lease obligations	209.8	264.7
Retirement benefits	87.4	89.8
Other noncurrent liabilities	50.1	49.5
Deferred income taxes	72.7	74.0
Total liabilities	821.1	887.4
Commitments and contingencies
Shareholders' equity:
Preferred shares, $0.01 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.01 par value; 200,000,000 shares authorized; 52,590,851 and 53,899,923 issued and outstanding, respectively	0.5	0.5
Paid-in capital	561.6	546.4
Retained earnings	1,246.3	1,198.4
Accumulated other comprehensive (loss) income	(14.5)	2.6
Total Fresh Del Monte Produce Inc. shareholders' equity	1,793.9	1,747.9
Noncontrolling interests	43.4	40.0
Total shareholders' equity	1,837.3	1,787.9
Total liabilities and shareholders' equity	$2,658.4	$2,675.3

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(U.S. dollars in millions, except share and per share data)

	Quarter ended		Nine months ended
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
Net sales	$936.1	$884.6	$3,078.6	$2,998.2
Cost of products sold	852.8	810.7	2,780.9	2,696.1
Gross profit	83.3	73.9	297.7	302.1
Selling, general and administrative expenses	47.7	44.6	133.5	132.6
Gain on disposal of property, plant and equipment	0.3	0.2	2.5	0.4
Asset impairment and other charges, net	1.5	0.2	2.4	0.1
Operating income	34.4	29.3	164.3	169.8
Interest expense	0.7	0.6	3.3	2.8
Interest income	0.3	0.2	0.5	0.5
Other expense (income), net	(1.3)	4.2	4.7	7.1
Income before income taxes	35.3	24.7	156.8	160.4
Provision for income taxes	5.4	4.0	16.8	15.4
Net income	$29.9	$20.7	$140.0	$145.0
Less: Net income attributable to noncontrolling interests	1.4	0.8	4.5	2.2
Net income attributable to Fresh Del Monte Produce Inc.	$28.5	$19.9	$135.5	$142.8
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Basic	$0.54	$0.36	$2.57	$2.54
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Diluted	$0.54	$0.35	$2.54	$2.53
Dividends declared per ordinary share	$0.125	$0.125	$0.375	$0.375
Weighted average number of ordinary shares:
Basic	52,788,564	55,901,110	52,817,849	56,174,870
Diluted	53,208,152	56,339,077	53,247,184	56,549,096

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(U.S. dollars in millions)

	Quarter ended		Nine months ended
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
Net income	$29.9	$20.7	$140.0	$145.0
Other comprehensive income:
Net unrealized (loss) gain on derivatives	(7.5)	20.8	(7.5)	20.4
Net unrealized foreign currency translation gain (loss)	(4.9)	(9.3)	(11.5)	(7.0)
Net change in retirement benefit adjustment, net of tax	0.3	(0.2)	0.9	0.5
Comprehensive income	$17.8	$32.0	$121.9	$158.9
Less: comprehensive income attributable to noncontrolling interests	0.6	0.4	3.6	2.0
Comprehensive income attributable to Fresh Del Monte Produce Inc.	$17.2	$31.6	$118.3	$156.9

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(U.S. dollars in millions)

	Nine months ended
	September 25, 2015	September 26, 2014
Operating activities:
Net income	$140.0	$145.0
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	53.7	54.4
Amortization of debt issuance costs	0.3	0.3
Stock-based compensation expense	11.2	9.8
Asset impairment, net	2.4	0.3
Change in uncertain tax positions	(0.1)	0.3
Gain on sales of property, plant and equipment	(2.5)	(0.4)
Deferred income taxes	1.2	(2.1)
Excess tax benefit from stock-based compensation	(1.1)	(0.1)
Foreign currency translation adjustment	(4.9)	(1.7)
Changes in operating assets and liabilities:
Receivables	8.6	3.5
Inventories	21.3	26.3
Prepaid expenses and other current assets	(4.5)	(9.7)
Accounts payable and accrued expenses	15.4	19.7
Other noncurrent assets and liabilities	(2.8)	(2.5)
Net cash provided by operating activities	238.2	243.1
Investing activities:
Capital expenditures	(90.0)	(119.0)
Proceeds from sales of property, plant and equipment	6.1	1.2
Net cash used in investing activities	(83.9)	(117.8)
Financing activities:
Proceeds from long-term debt	419.5	375.2
Payments on long-term debt	(474.9)	(487.3)
Contributions from (distributions to) noncontrolling interests, net	(1.8)	5.0
Proceeds from stock options exercised	32.6	34.8
Excess tax benefit from stock-based compensation	1.1	0.1
Dividends paid	(19.7)	(20.9)
Repurchase and retirement of ordinary shares	(112.8)	(42.4)
Net cash used in financing activities	(156.0)	(135.5)
Effect of exchange rate changes on cash	10.2	5.0
Net increase (decrease) in cash and cash equivalents	8.5	(5.2)
Cash and cash equivalents, beginning	34.1	42.5
Cash and cash equivalents, ending	$42.6	$37.3
Supplemental cash flow information:
Cash paid for interest	$2.8	$2.1
Cash paid for income taxes	$3.1	$8.3
Non-cash financing and investing activities:
Purchase of assets under capital lease obligations	$1.0	$0.8
Retirement of ordinary shares	$97.7	$42.4
Dividends on restricted share units	$(0.4)	$(0.1)

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

The accompanying unaudited Consolidated Financial Statements for the quarter and nine months ended September 25, 2015 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for fair presentation have been included. Operating results for the quarter and nine months ended September 25, 2015 are subject to significant seasonal variations and are not necessarily indicative of the results that may be expected for the year ending January 1, 2016. For further information, refer to the Consolidated Financial Statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 26, 2014.

We are required to evaluate events occurring after September 25, 2015 for recognition and disclosure in the unaudited Consolidated Financial Statements for the quarter and nine months ended September 25, 2015. Events are evaluated based on whether they represent information existing as of September 25, 2015, which require recognition in the unaudited Consolidated Financial Statements, or new events occurring after September 25, 2015, which do not require recognition but require disclosure if the event is significant to the unaudited Consolidated Financial Statements. We evaluated events occurring subsequent to September 25, 2015 through the date of issuance of these unaudited Consolidated Financial Statements.

2. Recently Issued Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU"), which simplifies the accounting for measurement period adjustments in business combinations. The guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The standard will be effective for us beginning the first day of our 2016 fiscal year. Early adoption is permitted. We are evaluating the impact of adoption of this ASU on our financial condition, result of operations and cash flows, but do not expect this ASU to have a significant effect.

In July 2015, the FASB issued an ASU for measuring inventory.  The core principal of the guidance is that an entity should measure inventory at the lower of cost and net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  This guidance does not apply to inventory that is being measured using the Last-In, First-Out (LIFO) or the retail inventory method.  The guidance is effective for us on a prospective basis beginning on the first day of our fiscal 2017 year. Early adoption is permitted. We are evaluating the impact of adoption of this ASU on our financial condition, result of operations and cash flows, but do not expect this ASU to have a significant effect.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

2. Recently Issued Accounting Pronouncements (continued)

In April 2015, the FASB issued an ASU which changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The amendment in this ASU will be effective for us beginning the first day of our 2016 fiscal year. Early adoption is permitted. We are evaluating the impact of adoption of this ASU on our financial condition, result of operations and cash flows, but do not expect this ASU to have a significant effect.

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

In February 2015, the FASB issued an ASU which amends certain requirements in the Accounting Standards Codification ("ASC") guidance on “Consolidation” for determining whether a variable interest entity must be consolidated. The amendment in this ASU will be effective for us beginning the first day of our 2016 fiscal year. Early adoption is permitted. We are evaluating the impact of adoption of this ASU on our financial condition, result of operations and cash flows, but do not expect this ASU to have a significant effect.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

3.  Asset Impairment and Other Charges, Net

The following represents a summary of asset impairment and other charges (credits), net recorded during the quarters and nine months ended September 25, 2015 and September 26, 2014 (U.S. dollars in millions):

	Quarter ended			Nine months ended
	September 25, 2015			September 25, 2015
	Long-lived and other asset impairment (credits)	Exit activity and other charges (credits)	Total	Long-lived and other asset impairment (credits)	Exit activity and other charges (credits)	Total
Banana segment:
Guatemala banana production assets held for sale	$1.0	$—	$1.0	$1.0	$—	$1.0
European Union Antitrust settlement gain	—	—	—	—	(0.8)	(0.8)
Other fresh produce segment:
Chile floods	—	0.5	0.5	1.2	0.8	2.0
Other fresh produce segment charges (credits)	—	—	—	—	(0.1)	(0.1)
Prepared food segment:
Other prepared food segment charges	—	—	—	0.2	0.1	0.3
Total asset impairment and other charges (credits), net	$1.0	$0.5	$1.5	$2.4	$—	$2.4

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

3.  Asset Impairment and Other Charges, Net (continued)

	Quarter ended			Nine months ended
	September 26, 2014			September 26, 2014
	Long-lived and other asset impairment (credits)	Exit activity and other charges (credits)	Total	Long-lived and other asset impairment (credits)	Exit activity and other charges (credits)	Total
Banana segment:
Brazil termination of employee benefits due to decision to discontinue banana exports	$—	$0.2	$0.2	$—	$1.3	$1.3
United Kingdom contract termination on leased facility	—	—	—	—	0.7	0.7
Other fresh produce segment:
Hawaii favorable settlement of litigation	—	—	—	—	(2.9)	(2.9)
Intangible asset write-off	—	—	—	0.3	—	0.3
United Kingdom termination of employee benefits due to restructuring	—	—	—	—	0.1	0.1
Prepared food segment:
Germany termination of employee benefits due to restructuring	—	—	—	—	0.6	0.6
Total asset impairment and other charges (credits), net	$—	$0.2	$0.2	$0.3	$(0.2)	$0.1

Exit Activity and Other Reserves

The following is a rollforward of 2015 exit activity and other reserves (U.S. dollars in millions):

	Exit activity and other reserve balance at December 26, 2014	Impact to Earnings	Cash Paid	Foreign Exchange Impact	Exit activity and other reserve balance at September 25, 2015
Termination benefits	$0.1	$0.1	$(0.2)	$—	$—
Contract termination and other exit activity charges	2.5	—	(1.4)	0.3	1.4
	$2.6	$0.1	$(1.6)	$0.3	$1.4

Exit activity and other reserve balances are included in accounts payable and accrued expenses at September 25, 2015. These amounts are contract termination costs primarily related to the underutilized facilities in the United Kingdom, in the banana segment. We do not expect additional charges related to the exit and other activities mentioned above that would significantly impact our results of operations or financial condition.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

4.  Noncontrolling Interests

The following table reconciles shareholders’ equity attributable to noncontrolling interests (U.S. dollars in millions):

	Nine months ended
	September 25, 2015	September 26, 2014
Noncontrolling interests, beginning	$40.0	$38.1
Net income attributable to the noncontrolling interests	4.5	2.2
Translation adjustments	(1.1)	—
Retirement benefit adjustment	(0.1)	(0.2)
Capital contributions (to) from	0.1	(0.1)
Noncontrolling interests, ending	$43.4	$40.0

5.  Variable Interest Entities

One of our Del Monte Gold® Extra Sweet pineapple producers meets the definition of a Variable Interest Entity ("VIE") pursuant to the ASC guidance on “Consolidation” and is consolidated. Our variable interest in this entity includes an equity investment and certain debt guarantees. All of this VIE's pineapple production is sold to us. Based on the criteria of this ASC, as amended, we are the primary beneficiary of this VIE’s expected residual returns or losses in excess of our ownership interest. Although we are the primary beneficiary, the VIE’s creditors do not have recourse against us. At September 25, 2015, the VIE had total assets of $35.6 million and total liabilities of $5.7 million. The VIE had long-term debt of $1.7 million, which is collateralized by its property, plant and equipment are further guaranteed by a $1.7 million standby letter of credit issued by us. As of September 25, 2015, the VIE is current on its long-term debt. There are no other restrictions on the assets of the VIE.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

6.  Financing Receivables (continued)

The following table details financing receivables including the related allowance for doubtful accounts (U.S. dollars in millions):

	September 25, 2015		December 26, 2014
	Short-term	Long-term	Short-term	Long-term
Gross advances to independent growers and suppliers	$35.1	$0.6	$33.5	$0.6
Allowance for advances to independent growers and suppliers	(2.1)	—	(2.4)	—
Net advances to independent growers and suppliers	$33.0	$0.6	$31.1	$0.6

The current and noncurrent portions of the financing receivables included above are classified in the Consolidated Balance Sheets in other accounts receivable and other noncurrent assets, respectively.

The following table details the credit risk profile of the above listed financing receivables (U.S. dollars in millions):

	Current Status	Past Due Status	Total
Gross advances to independent growers and suppliers:
September 25, 2015	$33.6	$2.1	$35.7
December 26, 2014	31.7	2.4	34.1

The allowance for doubtful accounts and the related financing receivables for the quarters and nine months ended September 25, 2015 and September 26, 2014 were as follows (U.S. dollars in millions):

	Quarter ended		Nine months ended
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
Allowance for advances to independent growers and suppliers:
Balance, beginning of period	$2.0	$3.9	$2.4	$3.3
Provision for uncollectible amounts	0.1	—	0.2	0.6
Deductions to allowance related to write-offs	—	(1.2)	(0.5)	(1.2)
Balance, end of period	$2.1	$2.7	$2.1	$2.7

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

Stock-based compensation expense included in selling, general and administrative expenses related to stock options on a straight-line, single-award basis, restricted stock awards ("RSA"), restricted stock units ("RSUs") and performance stock units ("PSUs") included in the accompanying Consolidated Statements of Income were as follows (U.S. dollars in millions):

	Quarter ended		Nine months ended
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
Stock Options	$1.0	$1.3	$3.1	$4.1
RSUs/PSUs	3.9	3.0	7.4	5.0
RSAs	—	—	0.7	0.7
Total	$4.9	$4.3	$11.2	$9.8

We realized an excess share-based payment deduction resulting from stock options exercised through a reduction in taxes currently payable and related effect on cash flows of $1.1 million for the nine months ended September 25, 2015. There were $0.1 million of excess share-based payment deductions resulting from stock options for the nine months ended September 26, 2014. Proceeds of $32.6 million and $34.8 million were received from the issuance of stock-based options and awards for the nine months ended September 25, 2015 and September 26, 2014, respectively.

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

There were no stock option grants for the nine months ended September 25, 2015. The following table lists the various stock option grants from our 2014 Plan for the nine months ended September 26, 2014:

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

For RSAs awarded under prior plans, 50% of each award of our restricted stock vested on the date it was granted. The remaining 50% of each award vests upon the six-month anniversary of the date on which the recipient ceases to serve as a member of our Board of Directors. Restricted stock awarded during the nine months ended September 25, 2015 and September 26, 2014 allows directors to retain all of their awards once they cease to serve as a member of our Board of Directors and is considered a nonsubstantive service condition in accordance with the guidance provided by the ASC on “Compensation – Stock Compensation”.  Accordingly, it is appropriate to recognize compensation cost immediately for restricted stock awards granted to non-management members of the Board of Directors.

The following table lists the various restricted stock awards and related compensation expense under prior plans for the nine months ended September 25, 2015 and September 26, 2014 (U.S. dollars in millions except share and per share data):

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

The following table lists the various RSUs and PSUs awarded under the 2014 Plan and prior plans for the nine months ended September 25, 2015 and September 26, 2014 (U.S. dollars in millions except share and per share data):

Date of Award	Type of Award	Units Awarded	Price Per Share
July 29, 2015	RSU	237,000	$40.03
February 18, 2015	PSU	175,000	33.44
February 18, 2015	RSU	50,000	33.44
July 30, 2014	RSU	311,000	29.99
February 19, 2014	PSU	165,000	25.52

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

8.  Inventories

Inventories consisted of the following (U.S. dollars in millions):

	September 25, 2015	December 26, 2014
Finished goods	$182.5	$198.7
Raw materials and packaging supplies	152.7	152.6
Growing crops	147.3	164.8
Total inventories	$482.5	$516.1
9.  Long-Term Debt and Capital Lease Obligations

The following is a summary of long-term debt and capital lease obligations (U.S. dollars in millions):

	September 25, 2015	December 26, 2014
Senior unsecured revolving credit facility (see Credit Facility below)	$208.3	$262.5
Various other notes payable	1.7	3.4
Capital lease obligations	1.6	1.0
Total long-term debt and capital lease obligations	211.6	266.9
Less: Current portion	(1.8)	(2.2)
Long-term debt and capital lease obligations	$209.8	$264.7

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

The following is a summary of the material terms of the Credit Facility and other working capital facilities at September 25, 2015 (U.S. dollars in millions):

	Term	Maturity Date	Interest Rate	Borrowing Limit	Available Borrowings
Credit Facility	5 years	April 15, 2020	1.23%	$800.0	$591.7
Other working capital facilities	Varies	Varies	Varies	43.4	17.1
				$843.4	$608.8

The current margin for LIBOR advances is 1.00%. We intend to use funds borrowed under the Credit Facility from time to time for general corporate purposes, which may include the repayment, redemption or refinancing of our existing indebtedness, working capital needs, capital expenditures, funding of possible acquisitions, possible share repurchases and satisfaction of other obligations.

The Credit Facility requires us to comply with financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers. As of September 25, 2015, we were in compliance with all of the covenants contained in the Credit Facility. The Credit Facility is unsecured as long as we maintain a certain leverage ratio and is guaranteed by certain of our subsidiaries. The Credit Facility permits borrowings under the revolving commitment with an interest rate determined based on our leverage ratio and spread over LIBOR. In addition, we pay an unused commitment fee.

At September 25, 2015, we applied $18.4 million to the new Rabobank Nederland letter of credit facility, in respect of certain contingent obligations and other governmental agency guarantees combined with guarantees for purchases of raw materials and equipment and other trade related letters of credit. We also had $14.9 million in other letters of credit and bank guarantees not included in the Rabobank or Bank of America letter of credit facilities.

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

On May 31 and June 1, 2012, eight actions were filed against one of our subsidiaries in the United States District Court for the District of Delaware on behalf of approximately 3,000 plaintiffs alleging exposure to DBCP on or near banana farms in Costa Rica, Ecuador, Panama, and Guatemala. We and our subsidiaries have never owned, managed or otherwise been involved with any banana growing operations in Panama and were not involved with any banana growing operations in Ecuador during the period when DBCP was in use. The plaintiffs include claimants who had cases pending in the United States District Court for the Eastern District of Louisiana which were dismissed on September 17, 2012. On August 30, 2012, our subsidiary joined a motion to dismiss the claims of those plaintiffs on the grounds that they have first-filed claims pending in the United States District Court for the Eastern District of Louisiana. The motion was granted on March 29, 2013. On September 21, 2012, our subsidiary filed an answer with respect to the claims of those plaintiffs who had not already filed in Louisiana. On May 27, 2014, the court granted a motion made by a co-defendant and entered summary judgment against all plaintiffs based on the September 19, 2013 affirmance by the United States Court of Appeals for the Fifth Circuit of the dismissal of related cases by the United States District Court for the Eastern District of Louisiana. On July 7, 2014, our subsidiary joined in a motion for summary judgment as to all plaintiffs on the basis of the court’s May 27, 2014 ruling. Plaintiffs agreed that judgment be entered in favor of all defendants for the claims still pending in the United States District Court for the District of Delaware on the basis of the summary judgment granted on May 27, 2014 and the district court entered judgment dismissing all plaintiffs’ claims on September 22, 2014. On October 21, 2014, a notice of appeal was filed with the United States Court of Appeals for the Third Circuit, but the notice expressly limited the appeal to the claims of 57 (out of the more than 2,400) plaintiffs. On August 11, 2015, the Court of Appeals affirmed the dismissal of the claims of these plaintiffs. Plaintiffs filed a Motion for Rehearing en Banc with the Third Circuit, which was granted on September 22, 2015.

In Hawaii, plaintiffs filed a petition for certiorari to the Hawaii Supreme Court based upon the Hawaii Court of Appeals affirmance in March 2014 of a summary judgment ruling in defendants’ favor at the trial court level. The Hawaii Supreme Court accepted the petition and oral argument was held on September 18, 2014 with respect to whether the claims of the six named plaintiffs were properly dismissed on statute of limitations grounds. On October 21, 2015, the Hawaii Supreme Court reversed the Hawaii Court of Appeals and the Hawaii state trial court’s grant of partial summary judgment against the DBCP

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

10.  Commitments and Contingencies (continued)

plaintiffs on statute of limitations grounds.  The Hawaii Supreme Court remanded the case back to the Hawaii state trial court for further proceedings.

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

During 2014, as a result of a meeting held with the EPA which resulted in changes to the remediation work being performed, we reduced the liability related to the Kunia well site clean-up by $1.4 million. The undiscounted estimates are between $14.8 million and $28.7 million. The undiscounted estimate on which our accrual is based totals $14.8 million and is discounted using a 3.0% rate. As of September 25, 2015, there is $13.8 million included in other noncurrent liabilities and $0.8 million included in accounts payable and accrued expenses in the Consolidated Balance Sheets for the Kunia Well Site clean-up, which we expect to expend in the next 12 months. We expect to expend approximately $0.5 million in 2016, $1.7 million per year in 2017 and 2018, and $0.8 million in 2019. Certain portions of the EPA’s estimates have been discounted using a 3.0% interest rate.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

11.  Earnings Per Share

Basic and diluted net income per ordinary share is calculated as follows (U.S. dollars in millions, except share and per share data):

	Quarter ended		Nine months ended
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
Numerator:
Net income attributable to Fresh Del Monte Produce Inc.	$28.5	$19.9	$135.5	$142.8

Denominator:
Weighted average number of ordinary shares - Basic	52,788,564	55,901,110	52,817,849	56,174,870
Effect of dilutive securities - Share based employee options and awards	419,588	437,967	429,335	374,226
Weighted average number of ordinary shares - Diluted	53,208,152	56,339,077	53,247,184	56,549,096

Antidilutive Options and Awards (1)	120,844	1,075,385	120,844	1,075,385

Net income per ordinary share attributable to
Fresh Del Monte Produce Inc.:
Basic	$0.54	$0.36	$2.57	$2.54
Diluted	$0.54	$0.35	$2.54	$2.53

(1)	Options to purchase shares of common stock and unvested RSU's and PSU's are not included in the calculation of Net income per ordinary share because the effect would have been anti-dilutive.

Refer to Note 17, “Shareholders’ Equity”, for disclosures related to the stock repurchase program and retired shares.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

12.  Retirement and Other Employee Benefits

The following table sets forth the net periodic benefit costs of our pension plans and post-retirement plans (U.S. dollars in millions):

	Quarter ended		Nine months ended
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
Service cost	$1.4	$1.4	$4.3	$4.1
Interest cost	1.7	1.7	5.0	5.3
Expected return on assets	(1.0)	(1.1)	(2.9)	(3.4)
Amortization of net actuarial loss	0.4	0.3	1.2	0.9
Net periodic benefit costs	$2.5	$2.3	$7.6	$6.9

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

We evaluate performance based on several factors, of which net sales and gross profit by product are the primary financial measures (U.S. dollars in millions):

	Quarter ended
	September 25, 2015		September 26, 2014
	Net Sales	Gross Profit	Net Sales	Gross Profit
Banana	$425.2	$20.6	$423.8	$22.5
Other fresh produce	420.3	48.9	371.0	40.7
Prepared food	90.6	13.8	89.8	10.7
Totals	$936.1	$83.3	$884.6	$73.9

	Nine months ended
	September 25, 2015		September 26, 2014
	Net Sales	Gross Profit	Net Sales	Gross Profit
Banana	$1,393.3	$101.3	$1,365.8	$103.4
Other fresh produce	1,408.6	154.5	1,343.5	161.0
Prepared food	276.7	41.9	288.9	37.7
Totals	$3,078.6	$297.7	$2,998.2	$302.1

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

The foreign currency forward contracts qualifying as cash flow hedges were designated as single-purpose cash flow hedges of forecasted cash flows.  Based on our formal assessment of hedge effectiveness of our qualifying foreign currency forward contracts, we determined that the impact of hedge ineffectiveness was de minimis for the quarters and nine months ended September 25, 2015 and September 26, 2014.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

14.  Derivative Financial Instruments (continued)

Certain of our derivative instruments contain provisions that require the current credit relationship between us and our counterparty to be maintained throughout the term of the derivative instruments.  If that credit relationship changes, certain provisions could be triggered, and the counterparty could request immediate collateralization of derivative instruments in net liability position above a certain threshold.  As of September 25, 2015, the aggregate fair value of all derivative instruments with a credit-risk-related contingent feature were immaterial. If the credit-risk-related contingent features underlying these agreements were triggered on September 25, 2015, we would not be required to post collateral to our counterparty because the collateralization threshold had not been met.

We had the following outstanding foreign currency forward as of September 25, 2015:

Foreign Currency Contracts Qualifying as Cash Flow Hedges:	Notional Amount
Euro		€164.9	million
British pound		£1.0	million
Japanese yen	JPY	3,924.2	million
Korean Won	KRW	4,760.0	million

The following table reflects the fair values of derivative instruments, all of which are designated as Level 2 of the fair value hierarchy, as of September 25, 2015 and December 26, 2014 (U.S. dollars in millions):

Derivatives Designated as Hedging Instruments (1)
	Foreign exchange contracts
Balance Sheet Location:	September 25, 2015 (2)	December 26, 2014
Asset derivatives:
Prepaid expenses and other current assets	$15.5	$22.7
Other noncurrent assets	2.2	3.1
Total asset derivatives	$17.7	$25.8

Liability derivatives:
Accounts payable and accrued expenses	$—	$0.2
Other noncurrent liabilities	—	—
Total liability derivatives	$—	$0.2

(1) See Note 15, "Fair Value Measurements", for fair value disclosures.
(2) We expect that $15.5 million and $2.2 million of the net fair value of hedges recognized as a gain in accumulated other comprehensive income ("AOCI") will be transferred to earnings during the next 12 months and last three months of 2016, respectively, along with the earnings effect of the related forecasted transactions.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

14.  Derivative Financial Instruments (continued)

The following table reflects the effect of derivative instruments on the Consolidated Statements of Income for the quarters and nine months ended September 25, 2015 and September 26, 2014 (U.S. dollars in millions):

Derivatives in Effective Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Quarter ended			Quarter ended
	September 25, 2015	September 26, 2014		September 25, 2015	September 26, 2014
Foreign exchange contracts	$(7.5)	$19.1	Net sales	$8.3	$1.0
Foreign exchange contracts	—	1.7	Cost of products sold	0.4	(1.1)
Total	$(7.5)	$20.8		$8.7	$(0.1)

	Nine months ended			Nine months ended
	September 25, 2015	September 26, 2014		September 25, 2015	September 26, 2014
Foreign exchange contracts	$(7.7)	$22.2	Net sales	$28.5	$(0.5)
Foreign exchange contracts	0.2	(1.8)	Cost of products sold	0.3	(0.3)
Total	$(7.5)	$20.4		$28.8	$(0.8)

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

The following table provides a summary of the fair values of assets and liabilities measured on a recurring basis under the ASC on “Fair Value Measurements and Disclosures” (U.S. dollars in millions):

Fair Value Measurements
Foreign currency forward contracts, net asset
	September 25, 2015	December 26, 2014
Quoted Prices in Active Markets for Identical Assets (Level 1)	$—	$—
Significant Observable Inputs (Level 2)	17.7	25.6
Significant Unobservable Inputs (Level 3)	—	—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

15.  Fair Value Measurements (continued)

Fair Value of Non-Financial Assets

The following is a tabular presentation of the non-recurring fair value measurement along with the level within the fair value hierarchy in which the fair value measurement in its entirety falls (U.S. dollars in millions):

	Fair value measurements for the nine months ended September 25, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Guatemala banana production assets held for sale	$1.8	$—	$—	$1.8
	$1.8	$—	$—	$1.8

During the quarter and nine months ended September 25, 2015, we recognized a charge of $1.0 million for Guatemala property, plant and equipment valued at fair value less cost to sell. The carrying value of these assets was $2.8 million and was written down to $1.8 million. These assets related predominantly to land, land improvements and banana plantations included in other current assets on our Consolidated Balance Sheets due to the fact that they are expected to be sold within one year. We estimated the fair value of the underlying assets using the market approach. The fair valuation of the assets are classified as Level 3 of the fair value hierarchy due to the mix of unobservable information.

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

Tomato and Vegetable Reporting Unit Goodwill as of September 26, 2015
Goodwill Carrying Value	$66.1

Approximate percentage by which the fair value exceeds the carrying value	5%

Amount that a one percentage point increase in the discount rate and a 5% decrease in cash flows would cause the carrying value to exceed the fair value and trigger a change in fair value	$17.6

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

16.  Accumulated Other Comprehensive (Loss) Income

The following table includes the changes in accumulated other comprehensive (loss) income attributable to U.S. by component under the ASC on “Comprehensive Income” (U.S. dollars in millions):

	Changes in Accumulated Other Comprehensive (Loss) Income by Component (1)
	Nine months ended September 25, 2015
	Changes in Fair Value of Effective Cash Flow Hedges	Foreign Currency Translation Adjustment		Retirement Benefit Adjustment		Total

Balance at December 26, 2014	$25.2	$(0.8)		$(21.8)		$2.6
Other comprehensive (loss) income
before reclassifications	21.3	(10.6)	(2)	(0.2)	(3)	10.5
Amounts reclassified from accumulated
other comprehensive (loss) income	(28.8)	—		1.2		(27.6)
Net current period other comprehensive
(loss) income	(7.5)	(10.6)		1.0		(17.1)
Balance at September 25, 2015	$17.7	$(11.4)		$(20.8)		$(14.5)

	Nine months ended September 25, 2014

Balance at December 27, 2013	$(3.1)	$12.0		$(12.3)		(3.4)
Other comprehensive (loss) income
before reclassifications	19.6	(7.0)	(2)	(0.2)	(3)	12.4
Amounts reclassified from accumulated
other comprehensive (loss) income	0.8	—		0.9		1.7
Net current period other comprehensive
(loss) income	20.4	(7.0)		0.7		14.1
Balance at September 26, 2014	$17.3	$5.0		$(11.6)		$10.7

(1) All amounts are net of tax and noncontrolling interest.
(2) Includes a loss of $3.1 million for the nine months ended September 25, 2015 and a loss of $2.3 million for the nine months ended September 26, 2014 on intra-entity foreign currency transactions that are of a long-term-investment nature; also includes a loss of $1.1 million for the nine months ended September 25, 2015 related to noncontrolling interest.
(3) Includes a loss of $0.1 million for the nine months ended September 25, 2015 and a loss of $0.2 million for the nine months ended September 26, 2014 related to noncontrolling interest for Retirement Benefit adjustments.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

16.  Accumulated Other Comprehensive (Loss) Income (continued)

The following table includes details about amounts reclassified from accumulated other comprehensive (loss) income by component
(U.S. dollars in millions):

	September 25, 2015		September 26, 2014
Details about accumulated other comprehensive (loss) income components	Amount reclassified from accumulated other comprehensive (loss) income				Affected line item in the statement where net income is present
	Quarter ended	Nine months ended	Quarter ended	Nine months ended
Changes in fair value of effective cash flow hedges:
Foreign currency cash flow hedges	$(8.3)	$(28.5)	$(1.0)	$0.5	Sales
Foreign currency cash flow hedges	(0.4)	(0.3)	1.1	0.3	Cost of Sales
Total	$(8.7)	$(28.8)	$0.1	$0.8

Amortization of retirement benefits:
Actuarial losses	$0.1	$0.9	$0.1	$0.2	Selling, general and administrative expenses
Actuarial losses	0.3	0.3	0.2	0.7	Cost of Sales
Total	$0.4	$1.2	$0.3	$0.9

17.  Shareholders’ Equity

Our shareholders have authorized 50,000,000 preferred shares at $0.01 par value, of which none are issued or outstanding, and 200,000,000 ordinary shares of common stock at $0.01 par value, of which 52,590,851 are issued and outstanding at September 25, 2015.

Ordinary share activity is summarized as follows:

	Nine months ended
	September 25, 2015	September 26, 2014
Ordinary shares issued (retired) as a result of:
Stock option exercises	1,207,919	1,417,263
Restricted stock grants	21,875	26,117
Restricted and performance stock units	238,974	232,772
Ordinary shares repurchased and retired	(2,777,840)	(1,529,176)

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

17.  Shareholders’ Equity (continued)

On July 29, 2015, our Board of Directors approved a three-year stock repurchase program of up to $300 million of our ordinary shares, in addition to the three-year stock repurchase program to repurchase up to $300 million of our ordinary shares approved on May 1, 2013. We have repurchased $285.5 million of ordinary shares, or 8,909,491 ordinary shares, under the aforementioned repurchase programs and retired all the repurchased shares. We purchased 2,363,996 ordinary shares at a purchase price of $34.50 per share in a modified Dutch auction tender offer completed on December 8, 2014. The modified Dutch auction tender offer was conducted as part of the stock repurchase program. We have a maximum dollar amount value of $314.5 million of shares that we can purchase under the combined stock repurchase programs.

Subsequent to the nine months ended September 25, 2015, we repurchased 109,705 ordinary shares for $4.3 million with an average price per share of $39.29.

Dividend activity is summarized as follows:

Nine months ended		Nine months ended
September 25, 2015		September 26, 2014
Dividend Declared Date	Cash Dividend Declared, per Ordinary Share	Dividend Declared Date	Cash Dividend Declared, per Ordinary Share
September 4, 2015	0.125	September 5, 2014	0.125
May 29, 2015	0.125	May 30, 2014	0.125
March 27, 2015	0.125	March 28, 2014	0.125

We paid $19.7 million in dividends in the nine months ended September 25, 2015 and $20.9 million in dividends in the nine months ended September 26, 2014.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $238.2 million for the first nine months of 2015 as compared with net cash provided by operating activities of $243.1 million for the first nine months of 2014, a decrease of $4.9 million.  The decrease in net cash provided by operating activities was principally attributable to lower net income.

Working capital was $596.9 million at September 25, 2015 compared with $631.5 million at December 26, 2014, a decrease of $34.6 million. This decrease in working capital is primarily due to lower levels of canned pineapple inventory as a result of increased sales and lower levels of deciduous fruit and growing crop inventory principally due to seasonality. Partially offsetting these decreases were higher trade accounts receivable and lower accounts payable and accrued expenses.

Net cash used in investing activities for the first nine months of 2015 was $83.9 million compared with $117.8 million for the first nine months of 2014. Net cash used in investing activities for the first nine months of 2015 consisted of capital expenditures of $90.0 million, partially offset by proceeds from sales of property, plant and equipment of $6.1 million. Capital expenditures for the first nine months of 2015 included expansion of banana operations in the Philippines and Central America; expansion and improvements to our production facilities principally in Kenya, Greece, Costa Rica, Jordan and Saudi Arabia related to the prepared food segment; improvements and expansion of production facilities in Japan, Chile, Costa Rica and North America related to the other fresh produce segment and for worldwide information technology projects related to all of our business segments. Proceeds from sale of property, plant and equipment for the first nine months of 2015 consisted primarily of the sale of two refrigerated vessels and other surplus equipment.

Net cash used in investing activities for the first nine months of 2014 consisted of capital expenditures of $119.0 million, partially offset by proceeds from sales of property, plant and equipment of $1.2 million. Capital expenditures for the first nine months of 2014 included the purchase of approximately 2,600 acres of farmland in Florida for approximately $16.0 million for expansion of our tomato operations and for expansion of growing, manufacturing and distribution facilities in North America related to the other fresh produce and banana segments; improvements and expansion of production facilities in the Philippines, Costa Rica, Nicaragua, Guatemala and Chile related to the banana and other fresh produce segments; improvements of our production facilities in Kenya, Costa Rica, Greece and Jordan related to the prepared food segment and for a new fresh-cut facility in Japan related to the other fresh produce segment. Proceeds from sale of property, plant and equipment for the first nine months of 2014 consisted primarily of the sale surplus equipment.

Net cash used in financing activities for the first nine months of 2015 was $156.0 million compared with net cash used in financing activities of $135.5 million for the first nine months of 2014. Net cash used in financing activities for the first nine months of 2015 consisted of net repayments on long-term debt of $55.4 million, distributions to non-controlling interest, net of $1.8 million, dividends paid of $19.7 million and repurchase and retirement of ordinary shares of $112.8 million, partially offset by proceeds from stock options exercised of $32.6 million and excess tax benefit from stock-based compensation of $1.1 million. Cash used in financing activities for the first nine months of 2014 consisted of net repayments on long-term debt of $112.1 million, dividends paid of $20.9 million and repurchase and retirement of ordinary shares of $42.4 million, partially offset by contributions from noncontrolling interest, net of $5.0 million and proceeds from stock options exercised of $34.8 million and excess tax benefits from stock-based compensation of $0.1 million.

On April 16, 2015, we entered into a new five year, $800 million syndicated senior unsecured revolving credit facility maturing on April 15, 2020 (the "Credit Facility") with Bank of America, N.A. as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Inc. as sole lead arranger and sole book manager. Borrowings under the Credit Facility bear interest at a spread over the London Interbank Offer Rate ("LIBOR") that varies with our leverage ratio. The margin for LIBOR advances under the Credit

Facility currently is 1.00%. The Credit Facility also includes a swing line facility and a letter of credit facility. We intend to use the Credit Facility from time to time for general corporate purposes, which may include the repayment or refinancing of our existing indebtedness, working capital needs, capital expenditures, funding of possible acquisitions, possible share repurchases and satisfaction of other obligations.

On June 22, 2015, we entered into a renewable 364-day, $25.0 million commercial and stand-by letter of credit facility with Rabobank Nederland.

At September 25, 2015, we had $208.3 million outstanding under the Credit Facility bearing interest at a per annum rate of 1.23%.  In addition, we pay a fee on unused commitments under the Credit Facility.

The Credit Facility is unsecured as long as we maintain a certain leverage ratio and also requires us to comply with certain financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers. As of September 25, 2015, we were in compliance with all of the financial and other covenants contained in the Credit Facility.

At September 25, 2015, we had $608.8 million available under committed working capital facilities, primarily under the Credit Facility. At September 25, 2015, we applied $18.4 million to the Rabobank letter of credit facility, in respect of certain contingent obligations and other governmental agencies and purchases of equipment and raw material guarantees and other trade related letters of credit.  We also had $14.9 million in other letters of credit and bank guarantees not included in the Rabobank or Bank of America letter of credit facilities.

As of September 25, 2015, we had $211.6 million of long-term debt and capital lease obligations, including the current portion, consisting of $208.3 million outstanding under the Credit Facility, $1.6 million of capital lease obligations and $1.7 million of other long-term debt and notes payable.

Based on our operating plan, combined with our available borrowing capacity under our Credit Facility, we believe we will have sufficient resources to meet our cash obligations in the foreseeable future.

As of September 25, 2015, we had cash and cash equivalents of $42.6 million.

As a result of the closure of distribution centers and restructuring in Europe, we paid approximately $1.6 million in contractual obligations and termination benefits during the first nine months of 2015. We expect to make additional payments of approximately $1.4 million principally related to the closure of certain facilities in the United Kingdom.

The fair value of our foreign currency cash flow hedges changed from a net gain of $25.6 million as of December 26, 2014, to a net gain of $17.7 million as of September 25, 2015. We expect that a gain of $15.5 million and a gain of $2.2 million will be transferred to earnings during the next 12 months and last three months of 2016, respectively, along with the earnings effect of the related forecasted transactions.

Results of Operations

The following tables present for each of the periods indicated (i) net sales by geographic region and (ii) net sales and gross profit by product category, and in each case, the percentage of the total represented thereby (U.S. dollars in millions, except percent data):

Net sales by geographic region:

	Quarter ended				Nine months ended
	September 25, 2015		September 26, 2014		September 25, 2015		September 26, 2014
North America	$528.2	56%	$481.6	55%	$1,707.5	55%	$1,620.6	54%
Europe	156.6	17%	154.0	17%	547.2	18%	558.9	19%
Asia	96.5	10%	98.2	11%	340.5	11%	333.0	11%
Middle East	140.8	15%	133.5	15%	424.0	14%	426.1	14%
Other	14.0	2%	17.3	2%	59.4	2%	59.6	2%
Total	$936.1	100%	$884.6	100%	$3,078.6	100%	$2,998.2	100%

Product net sales and gross profit:

	Quarter ended
	September 25, 2015				September 26, 2014
	Net Sales		Gross Profit		Net Sales		Gross Profit
Banana	$425.2	45%	$20.6	25%	$423.8	48%	$22.5	30%
Other fresh produce	420.3	45%	48.9	59%	371.0	42%	40.7	55%
Prepared food	90.6	10%	13.8	16%	89.8	10%	10.7	15%
Totals	$936.1	100%	$83.3	100%	$884.6	100%	$73.9	100%

	Nine months ended
	September 25, 2015				September 26, 2014
	Net Sales		Gross Profit		Net Sales		Gross Profit
Banana	$1,393.3	45%	$101.3	34%	$1,365.8	45%	$103.4	34%
Other fresh produce	1,408.6	46%	154.5	52%	1,343.5	45%	161.0	53%
Prepared food	276.7	9%	41.9	14%	288.9	10%	37.7	13%
Totals	$3,078.6	100%	$297.7	100%	$2,998.2	100%	$302.1	100%

Third Quarter of 2015 Compared with Third Quarter of 2014

Net Sales. Net sales for the third quarter of 2015 were $936.1 million compared with $884.6 million for the third quarter of 2014. The increase in net sales of $51.5 million was principally attributable to higher net sales in all of our business segments.

•
Net sales in the other fresh produce segment increased $49.3 million, principally as a result of higher net sales of fresh-cut products and non-tropical fruit, partially offset by lower net sales of pineapples.

◦
Net sales of fresh-cut products increased principally due to higher worldwide sales volumes as a result of increased customer demand in all regions combined with higher per unit sales pricing in North America and increased production capacity in North America and Asia.

◦
Net sales of non-tropical fruit increased principally due to higher sales volumes of avocados in North America, primarily due to higher customer demand. Also contributing to the increase in net sales of non-tropical fruit were higher sales volumes of citrus in the Middle East.

◦
Net sales of pineapples decreased principally due to lower sales volumes in North America and Europe as a result of unfavorable growing conditions in our Costa Rica operations, partially offset by higher per unit sales prices. Worldwide pineapple sales volume decreased 12%.

•
Net sales of bananas increased by $1.4 million principally due to higher net sales in the Middle East and North America, partially offset by lower net sales in Europe and Asia. Worldwide banana sales volume increased 1%.

◦
Middle East banana net sales increased due to higher sales volumes and higher per unit sales prices resulting from improved market conditions, an expanded customer base and higher demand from existing customers.

◦
North America banana net sales increased principally as a result of higher sales volumes resulting from an expanded customer base combined with higher demand from existing customers. Partially offsetting this increase were lower per unit selling prices.

◦	Europe banana net sales decreased due to lower per unit sales prices principally as a result of unfavorable euro exchange rates.

◦	Asia banana net sales decreased principally due to lower sales volumes as a result reduced shipments from the Philippines due to adverse weather conditions.

•
Net sales in the prepared food segment increased $0.8 million principally due to higher sales volume of canned pineapple products as a result of an expanded customer base combined with higher sales volumes and sales prices of industrial pineapple products due to improved market conditions. Partially offsetting these increases in net sales of prepared food was lower net sales in our Jordanian poultry business, a direct result of adverse weather conditions which negatively affected production.

Cost of Products Sold.  Cost of products sold was $852.8 million for the third quarter of 2015 compared with $810.7 million for the third quarter of 2014, an increase of $42.1 million.  This increase was primarily attributable to higher sales volume and higher banana and pineapple fruit cost, partially offset by lower fuel cost.

Gross Profit. Gross profit was $83.3 million for the third quarter of 2015 compared with $73.9 million for the third quarter of 2014, an increase of $9.4 million.  This increase was attributable to higher gross profit in other fresh produce and prepared food segments, partially offset by lower gross profit in our banana segment.

•	Gross profit in the other fresh produce segment increased $8.2 million principally due to higher gross profit in the fresh-cut product, pineapple and tomato business segments.

◦
Gross profit on fresh-cut products increased principally due to higher sales volumes and per unit sales prices in North America and higher sales volumes in Europe. Partially offsetting these increases in gross profit were lower per unit sales prices in Europe, Asia and the Middle East.

◦
Gross profit on pineapples increased principally due to higher per unit sales prices in North America and Europe combined with lower fuel cost. Worldwide per unit sales prices increased 4%, and per unit costs decreased 1%.

◦	Gross profit on tomatoes improved principally due to higher per unit sales prices in North America.

•
Gross profit in the prepared food segment increased by $3.1 million principally as a result of higher gross profit on industrial pineapple products and canned pineapple principally due to lower production cost and higher sales volumes. Partially offsetting these increases in gross profit in prepared food was higher production costs in our Jordanian poultry business as a result of adverse weather.

•
Gross profit in the banana segment decreased $1.9 million primarily due to lower per unit selling prices in North America and Europe combined with higher fruit cost. Partially offsetting these decreases were higher per unit sales prices and sales volumes in the Middle East and lower worldwide transportation costs. Worldwide banana per unit sales prices decreased 1%, and per unit costs were relatively flat.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $3.1 million from $44.6 million in the third quarter of 2014 to $47.7 million for the third quarter of 2015. The increase was principally due to higher employee benefits and legal expenses.

Gain on Disposal of Property, Plant and Equipment. The gain on disposal of property, plant and equipment of $0.3 million during the third quarter of 2015 and $0.2 million during the third quarter of 2014 were due to the sale of surplus equipment.

Asset Impairment and Other Charges, Net. Asset impairment and other charges, net, was $1.5 million during the third quarter of 2015 as compared with $0.2 million during the third quarter of 2014. During the third quarter of 2015, asset impairment and other charges, relates principally to an impairment of assets held for sale in Guatemala of $1.0 million related to the banana segment and $0.5 million of additional other charges for clean-up costs related to damages incurred during the second quarter of 2015 as the result of floods in Chile affecting non-tropical fruit operations. During the third quarter of 2014, asset impairment charges, net, relates principally to $0.2 million in additional severance expense related to our discontinued export operations in the banana segment in Brazil.

Operating Income.  Operating income for the third quarter of 2015 increased by $5.1 million from $29.3 million in the third quarter of 2014 to $34.4 million for the third quarter of 2015. This increase was due to higher gross profit and higher gain on disposal of property, plant and equipment, partially offset by higher selling, general and administrative expenses and higher asset impairment and other charges.

Interest Expense.  Interest expense was $0.7 million for the third quarter of 2015 as compared with $0.6 million for the third quarter of 2014. The increase was primarily due to higher average loan balances.

Other Expense (Income), Net.  Other expense (income), net was $(1.3) million for the third quarter of 2015 compared to $4.2 million for the third quarter of 2014. The change in other expense (income), net of $5.5 million was principally attributable to foreign exchange gains during the third quarter of 2015 as compared with foreign exchange losses during the third quarter of 2014.

Provision for Income Taxes. Provision for income taxes was $5.4 million for the third quarter of 2015 compared to $4.0 million for the third quarter of 2014. The increase in the provision for income taxes of $1.4 million is primarily due to higher earnings in certain jurisdictions.

First Nine Months of 2015 Compared with First Nine Months of 2014
Net Sales. Net sales for the first nine months of 2015 were $3,078.6 million compared with $2,998.2 million for the first nine months of 2014. The increase in net sales of $80.4 million was attributable to higher net sales in our other fresh produce and banana segments, partially offset by lower net sales in our prepared food segment.

•
Net sales in the other fresh produce segment increased $65.1 million principally as a result of higher net sales of fresh-cut products and non-tropical fruit, partially offset by lower net sales of pineapples.

◦
Net sales of fresh-cut products increased principally due to higher worldwide sales volumes as a result of increased customer demand in all regions combined with higher per unit sales pricing in North America and increased production capacity in North America and Asia.

◦
Net sales of non-tropical fruit increased principally due to higher sales volumes of avocados in North America, stonefruit in all regions and citrus in the Middle East, primarily a result of higher customer demand. Partially offsetting these increases were lower net sales of grapes in North America, Europe and Asia, principally as a result of lower quality fruit due to unfavorable growing conditions in Chile combined with unfavorable exchange rates in Europe and Asia.

◦
Net sales of pineapples decreased principally due to lower sales volumes in North America and Europe as a result of unfavorable growing conditions in our Costa Rica operations, partially offset by higher per unit sales prices. Worldwide pineapple sales volume decreased 13%.

•
Net sales of bananas increased by $27.5 million principally due to higher net sales in North America, Asia and the Middle East, partially offset by lower net sales in Europe. Worldwide banana sales volume increased by 4%.

◦	North America banana net sales increased due to higher sales volume primarily as a result of an expanded customer base combined with higher demand from existing customers.

◦	Asia banana net sales increased as a result of higher per unit sales prices due to favorable market conditions.

◦	Middle East banana net sales increased principally due to higher per unit sales prices and sales volumes reflecting an expanded customer base in the region.

◦	Europe banana net sales decreased principally due to lower per unit sales prices primarily as a result of unfavorable euro exchange rates, partially offset by higher sales volumes.

•
Net sales in the prepared food segment decreased $12.2 million principally due to lower net sales of poultry products in Jordan as a result of lower production resulting from adverse weather. Partially offsetting these decreases in net sales in the prepared food segment were higher sales volume of pineapple products primarily as a result of an expanded customer base and favorable market conditions.

Cost of Products Sold. Cost of products sold was $2,780.9 million for the first nine months of 2015 compared with $2,696.1 million for the first nine months of 2014, an increase of $84.8 million. This increase in cost of products sold was primarily attributable to an increase in sales volumes and higher fruit costs partially offset by lower ocean freight costs.
Gross Profit. Gross profit was $297.7 million for the first nine months of 2015 compared with $302.1 million for the first nine months of 2014, a decrease of $4.4 million. This decrease was primarily attributable to lower gross profit in the other fresh produce and banana segments, partially offset by higher gross profit in the prepared food segment.

•
Gross profit in the other fresh produce segment decreased $6.5 million principally due to lower gross profit on non-tropical fruit and tomatoes, partially offset by higher gross profit on fresh-cut products and pineapples.

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

◦
Gross profit on fresh-cut products increased principally due to higher sales volumes in all regions combined with higher per unit sales prices in North America. Partially offsetting these increases in gross profit were lower per unit sales prices in Europe, Asia and the Middle East.

◦
Gross profit on pineapples increased primarily due to higher per unit sales prices in North America and Europe, principally the result of lower industry volumes. Partially offsetting these increases were lower sales volumes as a result of adverse growing conditions in Costa Rica and lower gross profit in Asia, affected by a weaker yen. Worldwide per unit sales prices increased 3%, and per unit costs decreased 3%.

•
Gross profit in the banana segment had a slight decrease of $2.1 million. Lower per unit sales prices in North America and Europe and higher costs in the Middle East were partially offset by higher sales volumes and lower costs in Asia and higher per unit sales prices in the Middle East. Worldwide banana per unit sales prices decreased 2%, and per unit cost decreased 2%.

•
Gross profit in the prepared food segment increased by $4.2 million principally as a result of higher gross profit on canned pineapple and deciduous products principally due to lower production cost combined with higher pricing on industrial pineapple products. Partially offsetting these increases were lower gross profit on our Jordanian poultry business due to lower sales volumes and higher costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.9 million from $132.6 million for the first nine months of 2014 to $133.5 million for the first nine months of 2015. The increase was principally due to higher legal expenses and higher selling general and administrative expenses in North America principally as a result of continued expansion. Partially offsetting these increases were lower selling, general and administrative expenses in Europe, partially a result of a weaker euro.

Gain on Disposal of Property, Plant and Equipment. The gain on disposal of property, plant and equipment was $2.5 million during the first nine months of 2015 and consisted primarily of the sales of two refrigerated vessels. During the first nine months of 2014, the gain on disposal of property, plant and equipment of $0.4 million related to the sale of surplus equipment.
Asset Impairment and Other Charges, Net. Asset impairment and other charges, net, was $2.4 million during the first nine months of 2015 as compared with $0.1 million during the first nine months of 2014.
Asset impairments and other charges (credits), net, for the first nine months of 2015 were:

•
A credit of $(0.8) million as a result of the settlement of litigation regarding the infringement of European Union competition rules by a former indirect subsidiary not controlled by us in the banana segment;

•	$2.0 million related to damages incurred as the result of floods in Chile affecting non-tropical fruit operations;

•	$1.0 million in asset impairment in Guatemala related to assets held for sale in the banana segment; and

•	$0.2 million related to underutilized equipment in Kenya in the other fresh produce segment.

Asset impairments and other charges (credits), net, for the first nine months of 2014 were:

•	A credit of $(2.9) million primarily as a result of a favorable settlement of litigation related to the Kunia environmental remediation site in Hawaii in the other fresh produce segment;

•	$1.3 million in other charges related to severance benefits as a result of discontinued export operations in the banana segment in Brazil;

•	$0.7 million in contract termination charges related to an under-utilized distribution center in the United Kingdom related to the banana segment;

•	$0.6 million in other charges related to severance payments as a result of our decision to change to an independent distributor for the prepared food segment in Germany;

•	$0.3 million in asset impairment related to a web domain in the other fresh produce segment; and

•	$0.1 million in severance expense related to an under-performing fresh-cut facility in the United Kingdom in the other fresh produce segment.

Operating Income. Operating income decreased by $5.5 million from $169.8 million in the first nine months of 2014 to $164.3 million for the first nine months of 2015. The decrease in operating income was due to lower gross profit, higher selling, general and administrative expenses, and higher asset impairment and other charges, net. Partially offsetting this decrease in operating income was a higher gain on disposal of property, plant and equipment.
Interest Expense. Interest expense increased by $0.5 million from $2.8 million for the first nine months of 2014 to $3.3 million for the first nine months of 2015 principally due to higher average loan balances.
Other Expense, Net. Other expense, net, was of $4.7 million for the first nine months of 2015 as compared with $7.1 million for the first nine months of 2014. The decrease in other expense, net, of $2.4 million is principally attributable to lower foreign exchange losses incurred during the first nine months of 2015 as compared with the first nine months of 2014.

Provision for Income Taxes. Provision for income taxes was $16.8 million for the first nine months of 2015 and $15.4 million for the first nine months of 2014. The tax provision for the first nine months of 2015 includes the effect of decreased earnings in certain higher tax jurisdictions. The tax provision for the first nine months of 2014 includes approximately $2.9 million of benefit resulting from a successful appeal to reinstate net operating losses in a foreign jurisdiction.
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

Tomato and Vegetable Reporting Unit Goodwill
Goodwill Carrying Value	$66.1

Approximate percentage by which the fair value exceeds the carrying value	5%

Amount that a one percentage point increase in the discount rate and a 5% decrease in cash flows would cause the carrying value to exceed the fair value and trigger a change in fair value	$17.6

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

Item 4.        Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 25, 2015. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the quarter ended September 25, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

See Note 10, “Commitments and Contingencies”, to the Consolidated Financial Statements, Part I, Item 1 included herein.

Item 1A.        Risk Factors

There have been no material changes in the risk factors from the information provided in Item 1A. Risk Factors of our annual report on Form 10-K for the year ended December 26, 2014.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our purchases of ordinary shares during the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (2)(3)
June 27, 2015 through July 31, 2015	—	$—	—	$—
August 1, 2015 through August 31, 2015	531,359	39.27	531,359	321,977,775
September 1, 2015 through September 25, 2015	189,877	38.58	189,877	314,521,351
Total	721,236	$38.76	721,236	$314,521,351

(1)
On July 29, 2015, our Board of Directors approved a three-year stock repurchase program of up to $300 million of our ordinary shares in addition to the three-year stock repurchase program of up to $300 million of our ordinary shares approved on May 1, 2013.

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

**
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 25, 2015 and December 26, 2014, (ii) Consolidated Statements of Income for the quarters and nine months ended September 25, 2015 and September 26, 2014, (iii) Consolidated Statements of Comprehensive Income for the quarters and nine months ended September 25, 2015 and September 26, 2014, (iv) Consolidated Statement of Cash Flows for the nine months ended September 25, 2015 and September 26, 2014 and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fresh Del Monte Produce Inc.

Date:	October 27, 2015	By:	/s/ Hani El-Naffy
Hani El-Naffy
President & Chief Operating Officer

		By:	/s/ Richard Contreras
Richard Contreras
Senior Vice President & Chief Financial Officer