Form 10-K
period 2016-01-01
FRESH DEL MONTE PRODUCE INC
filed 2016-02-23
CIK 1047340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2016

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

 Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐ No   ☒

The aggregate market value of Ordinary Shares held by non-affiliates at June 26, 2015, the last business day of the registrant’s most recently completed second quarter, and was $1,328,520,199 based on the number of shares held by non-affiliates of the registrant and the reported closing price of Ordinary Shares on June 26, 2015 of $39.49.

As of February 12, 2016, there were 51,387,300 ordinary shares of Fresh Del Monte Produce Inc. issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the 2015 Annual General Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year are incorporated by reference in Part III of this report.

Forward-Looking Statements

     In this Annual Report (the “Report”), references to “$” and “dollars” are to United States dollars. References in this Report to "Fresh Del Monte", “we”, “our” and “us” refer to Fresh Del Monte Produce Inc. and its subsidiaries, unless the context indicates otherwise. Percentages and certain amounts contained herein have been rounded for ease of presentation. Any discrepancies in any table between totals and the sums of amounts listed are due to rounding. As used herein, references to our results for 2013, 2014 and 2015 or for the years ended 2013, 2014 and 2015 are to fiscal years ended December 27, 2013, December 26, 2014 and January 1, 2016, respectively.

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

History and Development of Fresh Del Monte

Our legal name is Fresh Del Monte Produce Inc., and our commercial name is Del Monte Fresh Produce. We are an exempted holding company, incorporated under the laws of the Cayman Islands on August 29, 1996. At January 1, 2016, the close of our most recent fiscal year, members of the Abu-Ghazaleh family directly owned approximately 35.9% of our outstanding Ordinary Shares.

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

Our capital expenditures totaled $131.6 million in 2015. Approximately $59.1 million of our 2015 capital expenditures were related to the banana segment. Banana segment capital expenditures consisted primarily of approximately $26.1 million for improvements and expansion of our production operations in Central America and approximately $21.6 million for expansion of our production operations in the Philippines. The remainder of our banana segment capital expenditures of approximately $11.4 million were principally for additional ripening room capacity and other improvements to our distribution centers in North America and Asia. Approximately $46.6 million of our capital expenditures were related to the other fresh produce segment. This consisted principally of $30.0 million for expansion and improvements to our fresh-cut fruit operations in North America, the Middle East and Asia and our production operations in Chile. Also, included in our capital expenditures related to the other fresh produce segment was $16.6 million for improvements and expansion of our pineapple operations in Costa Rica and the Philippines. Approximately $25.9 million of our capital expenditures in 2015 were related to the prepared food segment, consisting principally of $13.5 million for improvements to production facilities in Kenya and Greece, $6.9 million for a juice plant in Costa Rica and $5.5 million for improvements to our production facilities in the Middle East. Included in the capital expenditures above were approximately $5.5 million for information technology systems.

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

The principal capital expenditures planned for 2016 consist primarily of the expansion and improvement of production facilities in Costa Rica, the Philippines, Kenya, Nicaragua, Mexico, Jordan, Saudi Arabia and Chile. In addition, we also plan capital expenditures for expansion and improvements of our distribution and fresh-cut facilities in the United States and South Korea.

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

We have leading market positions in the following product categories. We believe we are:

•	the largest marketer of fresh pineapples worldwide;

•	the third-largest marketer of bananas worldwide;

•	a leading marketer of branded fresh-cut fruit in the United States, Japan, the United Kingdom, United Arab Emirates and Saudi Arabia;

•	a leading grower, re-packer and marketer of tomatoes in the United States;

•	a leading year-round marketer of branded grapes in the United States;

•	a leading marketer of branded non-tropical fruit in selected markets; and

•	a leading marketer for branded canned fruit in the European Union (EU), other European markets, and the Middle East.

We source and distribute our fresh produce products globally. Our products are grown primarily in Central and South America, Africa and the Philippines. We also source products from North America and Europe. Our products are sourced from company-controlled farms and independent growers. At year end 2015, we transported our fresh produce to markets using our fleet of 13 owned and six chartered refrigerated vessels, and we operated four port facilities in the United States. We also operated 39 distribution centers, generally with cold storage and banana ripening facilities in our key markets worldwide, including the United States, Japan, South Korea, the United Arab Emirates, Saudi Arabia, Hong Kong, Germany and France. We also operate 16 fresh-cut facilities in the United States, the United Kingdom, Japan, the United Arab Emirates and Saudi Arabia, some of which are located within our distribution centers. Through our vertically integrated network, we manage the transportation and distribution of our products in a continuous temperature-controlled environment. This enables us to preserve quality and freshness, and to optimize product shelf life, while ensuring timely and year-round distribution. Furthermore, our position as a volume producer and shipper of bananas allows us to lower our average per-box logistics cost and to provide regular deliveries of our premium fresh fruit to meet the increasing demand for year-round supply.

We market and distribute our products to retail stores, club stores, wholesalers, distributors and foodservice operators in more than 100 countries around the world. North America is our largest market, accounting for 55% of our net sales in 2015. Europe, the Middle East and Asia regions are our other major markets, accounting for 18%, 14% and 11% of our net sales in 2015, respectively. Our distribution centers and fresh-cut facilities address the growing demand from supermarket chains, club stores, foodservice providers, mass merchandisers and independent grocers to provide value-added services, including the preparation of fresh-cut produce, ripening, customized sorting and packing, just-in-time and direct-store-delivery and in-store merchandising and promotional support. Large national chains are increasingly choosing fewer suppliers who can serve all of their needs on a national basis. We believe that there is a significant opportunity for a company like ours with a full fresh and fresh-cut produce line, a well-recognized brand, a consistent supply of quality produce and a national distribution network to become the preferred supplier to these large retail and convenience store chains, and foodservice customers. We believe that we are uniquely positioned as a preferred supplier, and our goal is to expand this status by increasing our leading position in fresh-cut produce, expanding our banana and pineapple business and diversifying our other fresh produce selections.  We are a multinational company offering a variety of fresh produce in all major markets along with fresh-cut produce in selected markets and a prepared food product line that includes prepared fruit and vegetables, juices, beverages and snacks in Europe, Africa, the Middle East and countries formerly part of the Soviet Union.

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

Products Sourcing and Production

Our products are grown and sourced primarily in Central and South America, Africa and the Philippines. We also source products from North America and Europe. In 2015, 45% of the fresh produce we sold was grown on company-controlled farms and the remaining 55% was acquired primarily through supply contracts with independent growers. Costa Rica is our most significant sourcing location representing approximately 28% of our total sales volume of fresh produce products and where 40% of our property, plant and equipment was located in 2015.

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

The following table indicates our net sales by product for the last three years:

	Year ended
	January 1, 2016		December 26, 2014		December 27, 2013
	(U.S. dollars in millions)
Net sales by product category:
Banana	$1,867.6	46%	$1,804.7	46%	$1,692.2	46%
Other fresh produce:
Gold pineapples	524.8	13%	577.2	15%	509.7	14%
Fresh-cut produce	467.0	12%	381.1	10%	408.3	11%
Non-tropical fruit	271.1	7%	283.9	7%	295.6	8%
Avocados	174.8	4%	130.0	3%	98.9	3%
Melons	122.9	3%	126.8	3%	115.6	3%
Tomatoes	107.3	3%	109.9	3%	82.4	2%
Vegetables	52.2	1%	52.2	1%	55.3	1%
Other fruit, products and services	106.2	3%	83.6	2%	72.7	2%
Total other fresh produce	1,826.3	45%	1,744.7	44%	1,638.5	44%
Prepared food	362.6	9%	378.1	10%	353.0	10%
Total	$4,056.5	100%	$3,927.5	100%	$3,683.7	100%

 See Note 22, “Business Segment Data”, to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data for further information.

Bananas

Bananas are the leading internationally traded fresh fruit in terms of volume and dollar sales and one of the best-selling fresh fruit in the United States.  Europe and North America are the world’s largest banana markets and the Middle East has now surpassed Asia as the third largest market. According to the latest published statistics from the FAO, in 2013, Europe, North America, the Middle East and Asia consumed 20.2, 11.2, 4.7 and 3.2 billion pounds of bananas, respectively. Bananas are a key produce department product due to its high turnover and the premium margins obtained by retailers.

Bananas have a relatively short growing cycle and are grown in tropical locations with humid climates and heavy rainfall, such as Central and South America, the Caribbean, the Philippines and Africa. Bananas are grown throughout the year in these locations, although demand and prices fluctuate based on the relative supply of bananas and the availability of seasonal and alternative fruit.

We believe that we are the world’s third-largest marketer of bananas, based on internally generated data.  Our banana sales in North America, Europe, Asia and the Middle East accounted for approximately 50%, 20%, 17% and 13% of our net sales of bananas in 2015, respectively. We produced approximately 35% of the banana volume we sold in 2015 on company-controlled farms, and we purchased the remainder from independent growers.

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

Due in part to limitations in the Philippines on foreign ownership of land, we purchase the majority of bananas in the Philippines through long-term contracts with independent growers. Approximately 74% of our Philippine-sourced bananas are supplied by one grower, representing 14% of the Philippines banana industry volume in 2015.  In the Philippines, we have leased approximately 4,900 hectares of land where we have planted approximately 3,400 hectares of bananas for the Asia and the Middle East markets.

Gold Pineapples

 Pineapples are grown in tropical and sub-tropical locations, including the Philippines, Costa Rica, Hawaii, Thailand, Malaysia, Brazil, Indonesia and various countries in Africa. In contrast to bananas, pineapples have a long growing cycle of 18 months, and require re-cultivation after one to two harvests. Pineapple growing requires a higher level of capital investment, as well as greater agricultural expertise as compared to growing bananas.

The premium pineapples, such as our Del Monte Gold® Extra Sweet pineapple, which has an enhanced taste, golden shell color, bright yellow flesh and higher vitamin C content, has replaced the Champaka and other traditional pineapple varieties in popularity and demand and has led to increased competition.

We believe that we are the leading marketer of fresh pineapples worldwide, based on internally generated data.   Pineapple sales in North America, Europe, Asia and the Middle East accounted for 63%, 18%, 13% and 6%, respectively, of our net sales of pineapples in 2015.  From 1996 to 2015, our volume of the Del Monte Gold® Extra Sweet pineapple increased from 2.5 million boxes to 28.6 million boxes. Based on the latest available FAO data, for the 10-year period from 2003 to 2013, the volume of pineapple sales in Europe, North America, the Middle East and Asia increased by 96%, 104%, 823% and 70%, respectively. We believe that a substantial portion of this growth is due to our introduction of the Del Monte Gold® Extra Sweet pineapple. As a result of our continued expansion and improvements of our existing pineapple operations, we expect to continue to increase the sales volume of our extra sweet pineapples in the near future with extra sweet pineapples grown in Costa Rica and the Philippines.

 The principal production and procurement areas for our gold pineapples are Costa Rica and the Philippines. Given the complexity of pineapple cultivation relative to our bananas, a higher percentage of the fresh pineapples we sell (84% by volume in 2015) is produced on company-controlled farms.

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

We believe that the fresh-cut produce market continues to be one of the fastest-growing categories in the fresh produce segment, largely due to consumer trends favoring healthy and conveniently packaged ready-to-eat foods. We established a platform in this industry through acquisitions and by building upon our existing fresh-cut pineapple business. We believe that our experience in this market coupled with our sourcing and logistics capabilities and the DEL MONTE® brand have enabled us to achieve a leading position in this highly fragmented market. We believe that we are the leading supplier of fresh-cut fruit to the supermarket, convenience and club store channels in the United States. Our fresh-cut fruit products include Del Monte Gold® Extra Sweet pineapples, melons, grapes, citrus, apples, mangos, kiwis and other fruit items. The fruit we use in our fresh-cut operations are sourced within our integrated system of company-controlled farms and from GAP-certified (good agricultural practices) independent growers. We also offer fresh-cut vegetables for prepared salads. We purchase our vegetables for these purposes from GAP-certified independent growers principally in the United States, Europe and in the Middle East. Our purchase contracts for both fruit and vegetables are typically short-term and vary by produce item. Our fresh-cut products are sold in the United States, Canada, the United Kingdom, the Middle East and Japan. Worldwide, our fresh-cut product sales volumes have increased by 21% during the past year.

Non-Tropical Fruit

Non-tropical fruit includes grapes, apples, pears, peaches, plums, nectarines, cherries, avocados, citrus and kiwis. Generally, non-tropical fruit grows on trees, bushes or vines that shed their leaves seasonally. Approximately 39% of our non-tropical fruit net sales are from the sale of avocados.  According to the latest published statistics from the USDA, for the 10-year period from 2004 to 2014, avocado imports to the United States increased by 190%.  Per capita consumption of avocados in the United Sates also increased significantly in the last 10 years.  According to the Economic Research Service of the United States Department of Agriculture (“USDA”), per capita consumption of avocados reached approximately 5.9 pounds during the 2013-2014 season, resulting in approximately 1.9 billion pounds of avocados being consumed in the United States. The Packer, an industry publication, reported that avocados were the leading item that U.S. consumers said they were buying now that they did not buy previously. As a result of this higher consumer demand, our avocado sales volumes have increased significantly in the past few years. During 2015, our avocado sales volumes increased by approximately 44% as compared to prior year.

Approximately 26% of our non-tropical fruit net sales are from grapes. Fresh grapes are a favorite quick, easy and healthy snack among consumers young and old. In addition to their taste, a growing body of research on fresh grapes suggests that grapes may offer significant health benefits as well.  Fresh grapes are a well-known fruit worldwide, fitting into almost any lifestyle. For 2014, The Packer, an industry publication, reported that fresh grapes remained a top performer for food retailers, generating approximately 5.5% of retailers' total produce sales. The same publication reports that 68% of U.S. customers purchased grapes within the past 12 months. According to the USDA's Economic Research Service, the per capita consumption of fresh grapes in 2014 was 7.7 pounds. Fresh grapes are also processed for the production of wine, raisins, juices and canned products. The higher production cost and higher product value of fresh grapes result from more intensive production practices than are required for grapes grown for processing. While California supplies the majority of total grape volume, imports have made fresh grapes available year-round in the United States, with shipments mostly from South America.  Most U.S. production is marketed from May to October.  Chilean grapes dominate the market from December to April.

We sell a variety of non-tropical fruit, including all of the types referred to above.  In 2015, non-tropical fruit sales in North America, Europe, the Middle East, Asia and South America accounted for approximately 57%, 2%, 27%, 9% and 5%, respectively, of our total net sales of non-tropical fruit. We obtain our supply of non-tropical fruit from company-owned farms in Chile and from independent growers principally in Chile, the United States and Mexico.  In Chile, we purchase non-tropical fruit from independent growers and also produce a variety of non-tropical fruit on approximately 5,400 acres of company-owned or leased land. Our avocados are sourced principally from Mexico.  In Mexico, we have our own sourcing operations, ensuring a consistent supply of high-quality avocados during the growing season. Purchase contracts for non-tropical fruit are typically made on an annual basis.

Melons

According to the latest available FAO data, for the 10-year period from 2003 to 2013, the volume of imports of cantaloupes and other melons increased (decreased) in Europe, North America, Asia and the Middle East by17%, (2%), 84% and 6%, respectively. Based on USDA Economic Research Service, during 2014, total per capita consumption of melons in the United States was approximately 23 pounds, of which seven pounds were cantaloupes. The Packer reported that cantaloupes were the 12th most popular fruit in the United States and 44% of customers purchased cantaloupes within the past 12 months. Melons are one of the highest volume fresh produce items, and this category includes many varieties, such as cantaloupe, honeydew, specialty melons and watermelon. During the summer and fall growing seasons in the United States, Canada and Europe, demand is met in large part by local suppliers of unbranded or regionally branded melons. By contrast, in North America and Europe, imports significantly increase, and melons generally command premium pricing from November to May. Melons are grown in temperate and tropical locations and have a relatively short growing cycle.

We sell a variety of melons including cantaloupe, honeydew, watermelon and specialty melons. Cantaloupes represented approximately 76% of our melon sales volume in 2015. We are a significant producer and distributor of melons from November to May in North America by sourcing melons from our company-controlled farms and independent growers in Central America, where production generally occurs during this period.  Melons sold in North America and Europe from November to May generally command a higher price due to fewer operators and the lack of availability of alternative fruit. Melon sales in North America accounted for 98% of our net sales of melons in 2015. Based on volume, we produced 90% of the melons we sold in 2015 on company-controlled farms and purchased the remainder from independent growers.

We are able to provide our customers in North America with a year-round supply of melons from diverse sources. For example, we supply the North America market during its summer season with melons from Arizona, California and the East Coast of the United States. In Arizona, we have our own melon growing operation on approximately 2,500 acres of leased land.

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

Tomatoes

The United States is the second largest producer of tomatoes in the world, behind China.  Mexico and Canada are also important suppliers of fresh tomatoes within North America. For 2015, The Packer, an industry publication, reported that tomatoes were the most purchased vegetable during the past 12 months, and that tomatoes remained a top performer for food retailers, generating approximately 5.6% of a retailers' total produce sales.

We source our tomatoes mainly from the United States, Mexico, Canada and Guatemala. The tomato category is highly fragmented with many growers, re-packers and wholesalers in various geographic regions of the United States.  As a high volume item, tomatoes are important for our network of distribution and re-packing facilities. This product category allows us to add value through leveraging our purchase volumes to reduce costs and perform the sorting, packaging and custom labeling locally, in addition to delivering on a just-in-time basis to retail chains and foodservice customers. With our fresh-cut fruit and vegetable facilities, we add additional value by incorporating tomatoes into our consumer-packaged products. We have a greenhouse tomato operation in Guatemala where we source volume for the North America market.  We also have tomato growing operations in Florida and Virginia on approximately 9,800 acres of owned land. In addition to tomatoes, this land is also used to grow other seasonal fresh produce.

During the fourth quarter of 2015, we impaired 100% of the goodwill associated with the 2003 acquisition of the tomato and vegetable business in North America. This impairment was principally due to the failure of this business to meet our expectations due to underperformance. We are focused on improving this business and increasing our operational efficiencies in order to lower our costs, improve quality and increase our profitability.

Vegetables

We distribute and market a variety of vegetables including potatoes, onions, bell peppers and cucumbers. While we sell bulk product, we also use our size and distribution network to find opportunities that add value such as sorting and packaging. We source our vegetables from independent growers in North and Central America and from our own greenhouse operation in Costa Rica. We plan to use the our agricultural production land in Florida and Virginia to grow vegetables for the North America market.

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

We transport our fresh produce to markets worldwide using our fleet of 13 owned and six chartered refrigerated vessels. In addition, we also spot charter refrigerated vessels during the year based on seasonal requirements. The majority of our chartered vessels are chartered for terms of two to 10 years. We believe that our fleet of owned vessels, combined with longer-term charters, is effective in reducing our ocean freight costs and mitigates our exposure to the volatility of the charter market.  We also operate a fleet of approximately 4,000 refrigerated containers, 14% are owned and the remaining 86% are under operating leases. Our logistics system is supported by various information systems. As a vertically integrated food company, managing the entire distribution chain from the field to the customer requires the technology and infrastructure to meet our customers’ complex delivery needs.

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

During 2015, one customer, Wal-Mart, Inc. (including its affiliates), accounted for approximately 11% of our total net sales. These sales are reported in our banana, other fresh produce and prepared food segments. No other customer accounted for 10% or more of our net sales. In 2015, the top 10 customers accounted for approximately 30% of our net sales.

Note 22, “Business Segment Data” included in Item 8. Financial Statements and Supplementary Data contains information regarding net sales to external customers attributable to each of our reportable segments and geographic regions, gross profit by each of our reportable segments, total assets attributable to each of our geographic regions, and information concerning the dependence of our reportable segments on foreign operations, for each of the years 2015, 2014 and 2013.

North America

In 2015, 55% of our net sales were in North America. In North America we have established a highly integrated sales and marketing network that builds on our ability to control transportation and distribution throughout our extensive logistics network. We operate a total of 23 distribution centers and fresh-cut facilities. Our distribution centers have ripening capabilities and/or other value-added services. We also operate four port facilities, which include cold storage facilities.

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

 Europe

 In 2015, 18% of our net sales were in Europe. We distribute our fresh produce and prepared food products throughout Europe. Our fresh produce products are distributed to leading retail chains, smaller regional customers as well as to wholesalers and distributors through direct sales and distribution centers.  In the United Kingdom, we have a sales and marketing office in Staines, England and operate a fresh-cut facility in Wisbech, England.  In Germany, we have a sales and marketing office in Hamburg and operate a distribution center in the Frankfurt area. In France, we recently opened a distribution center with banana ripening capabilities in the Paris area to service an expanding customer base. In the Netherlands, Spain, Portugal, Italy and Poland, we have sales and marketing entities that perform direct sales of our fresh produce products.

Our prepared food products are distributed through independent distributors throughout most of Europe. In the United Kingdom, our prepared food products are distributed using a combination of both independent distributors and our own marketing entity.
Middle East and North Africa

 In 2015, 14% of our net sales were in the Middle East and North Africa.  We distribute our products through independent distributors and company-operated distribution facilities. In recent years, we have increased our sales in the Middle East market through distributors and established our own direct sales initiatives. Our distribution/manufacturing center in Dubai, United Arab Emirates (“UAE”) is a state-of-the-art facility with just-in-time delivery capabilities that includes banana ripening and cold storage facilities, fresh-cut fruit and vegetable operations, an ultra-fresh juice manufacturing operation and prepared food manufacturing. We distribute these products in the UAE and export them to other Middle East countries. We also operate a distribution center in Abu-Dhabi, UAE that includes banana ripening and cold storage facilities and we operate a lettuce farm on leased land in Ras Al Khaimah, UAE. In Saudi Arabia, through our 60%-owned joint venture, we own two distribution centers with banana ripening, cold storage facilities and fresh-cut fruit and vegetable operations and prepared food manufacturing capabilities for juices, potatoes and sandwiches.  One of the distribution centers is located in Riyadh, the capital city of Saudi Arabia, and the other distribution center is located in Jeddah, the second largest city in the country.  In Saudi Arabia, we also operate a vegetable farm on leased land that supplies our fresh-cut operations.

These strategically located distribution centers distribute our fresh produce and prepared food products to this growing market. In addition, we market and distribute prepared food products in the UAE, Jordan, Saudi Arabia and various other Middle East and North African markets. In Jordan, we own a state-of-the-art vertically integrated poultry business including poultry farms, hatcheries, feed mill, slaughterhouse and a meat processing plant. We are the leading provider of poultry products to retail stores and foodservice operators in that country. In Jordan, we also own a meat processing operation that provides meat products for the local market and for export to other Middle East and North African markets. In Qatar, we a have sales and marketing office. In Turkey, we have two sales offices, in Mersin and in Istanbul, and we operate a lettuce farm on leased land to supply our fresh-cut products operation in the region. We also have sales and marketing offices in Russia and a leased cold storage facility in the Ukraine. We believe that the Middle East, North Africa and countries formerly part of the Soviet Union represent an area for increased sales and development of our fresh and prepared food products. Utilizing our extensive knowledge of this region, we plan to capitalize on this opportunity with increased focus and investments in these markets.

Asia

In 2015, 11% of our net sales were in Asia.  We distribute our products in Asia through direct marketing and large distributors. Our principal markets in this region are Japan, South Korea, mainland China and Hong Kong. In Japan, we distribute 100% of the products we sold in 2015 through our own direct sales and marketing organization. In Japan, we operate two fresh-cut facilities. Our products are distributed from four distribution centers located at strategic ports in Japan with cold storage and banana ripening operations.

We also engage in direct sales and marketing activities in South Korea and Hong Kong. In other Asian markets, including mainland China, we sell to local distributors. We have one distribution center and banana ripening facility in Hong Kong. In South Korea, we have two distribution centers that utilize state-of-the art ripening technology which increase our ability to offer value-added services to our customers. During 2016, we plan to open a new owned distribution center that will include our first fresh-cut fruit facility in South Korea.

South America

In South America, we have direct sales and marketing activities in Chile and also utilize local distributors in this region. Our sales in these markets focus mainly on non-tropical fruit including grapes, apples, pears, peaches, plums, cherries, kiwi and nectarines. In Brazil, we utilize local distributors for our banana operations in that country.

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

 In the banana market, we continue to face competition from a limited number of large multinational companies. At times, particularly when demand is greater than supply, we also face competition from a large number of relatively small banana producers. Unlike the pineapple and non-tropical fruit markets, there are few barriers to entry into the banana market. Supplies of bananas can be increased relatively quickly due to bananas having a relatively short growing cycle and the limited capital investment required for banana growing. As a result of changes in supply and demand, as well as seasonal factors, banana prices fluctuate significantly.

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

We are able to maintain the high quality of our products by growing a substantial portion of our own produce and working closely with our independent growers. We insist that all produce supplied by our independent growers meet the same stringent quality requirements as the produce grown on our farms. Accordingly, we monitor our independent growers to ensure that their produce will meet our agricultural and quality control standards, offer technical assistance on certain aspects of production and packing and, in some cases, manage the farms. The quality assurance process begins on the farms and continues as harvested products enter our packing facilities. Where appropriate, we cool the fresh produce at our packing facilities to maximize quality and optimize shelf life. As an indication of our worldwide commitment to quality, food safety, and sustainability, many of our operations are third party certified in globally recognized standards developed for the safe and sustainable production and distribution of quality foods.  These standards include the International Organization for Standardization’s ISO 22000 and the Global Food Safety (GFS) Initiative benchmarked standards of Primus GFS, GlobalG.A.P, and Safe Quality Food Level 2 for food quality and food safety.  They also include SCS Global Services’ Sustainably Grown Certified and the Sustainable Agriculture Network’s Rain Forest Alliance for sustainable agriculture and food production.  In 2015, our Costa Rica Banana operation was certified as Carbon Neutral by SCS Global Services. All of our operations that produce or handle high risk foods (tomatoes, melons or leafy greens) achieved certification to the Hazard Analysis & Critical Control Points ("HACCP") based safe quality food standard.  HACCP is a management system in which food safety is addressed through the analysis and control of biological, chemical and physical hazards from raw material production, procurement and handling, to manufacturing, distribution and consumption of the finished product.  Taken together, these certifications reflect our commitment to quality and the strictest standards of food safety.

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

In December 2009, the EU entered into an agreement with certain Latin America banana exporting countries to settle a long running dispute over banana import tariffs. This agreement was ratified in May 2010. Under this agreement, the EU will gradually reduce import tariffs on bananas from Latin America on an annual basis from the current level of €132 per ton in 2015 to €114 per ton by 2019, except for countries under Free Trade Agreements (FTA's). Countries under FTA's that signed bilateral agreements with the EU in 2012 are benefiting from accelerated but gradual reduction of import duties. The FTA's are in effect for Central American countries, Colombia, and Peru. The duty for FTA countries was €110 per ton in 2015, and the duty is €103 per ton for 2016 and will be reduced to €75 per ton by January 1, 2020. Our Colombia and Central America sourced bananas benefit from this FTA agreement.

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

 On May 10, 1993, the U.S. Environmental Protection Agency (the "EPA") identified a certain site at our plantation in Hawaii for potential listing on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended. See Item 3.  Legal Proceedings and Note 17, “Litigation” to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

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

Our total corporate research and development expenses were $3.9 million for 2015, $4.1 million for 2014 and $4.4 million for 2013, and are included in selling, general and administrative expenses in the Consolidated Financial Statements.

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

	Year ended
	January 1, 2016	December 26, 2014
Net sales:
First quarter	$1,008.4	$982.3
Second quarter	1,134.1	1,131.3
Third quarter	936.1	884.6
Fourth quarter	977.9	929.3
Total	$4,056.5	$3,927.5
Gross profit:
First quarter	$100.4	$106.7
Second quarter	114.0	121.5
Third quarter	83.3	73.9
Fourth quarter	44.6	62.7
Total	$342.3	$364.8

Employees

At year end 2015, we had approximately 47,000 employees worldwide, substantially all of whom are year-round employees. Approximately 64% of these persons are employed in production locations. We believe that our overall relationship with our employees and unions is satisfactory.

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

Our profitability depends largely upon our profit margins and sales volumes of bananas, pineapples and other fresh produce. In 2013, 2014 and 2015, banana sales accounted for the most significant portion of our total net sales, and historically pineapple sales have accounted for the most significant portion of our total gross profit.

 Supply of bananas can be increased relatively quickly due to the banana’s relatively short growing cycle and the limited capital investment required for banana growing. As a result of imbalances in supply and demand and import regulations, banana prices fluctuate; consequently, our operating results could be adversely affected.

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

We conduct operations in many areas of the world involving transactions denominated in various currencies, and our results of operations, as expressed in dollars, may be significantly affected by fluctuations in rates of exchange between currencies. Although a substantial portion of our net sales (39% in 2015) are denominated in non-dollar currencies, we incur a significant portion of our costs in dollars. Although we periodically enter into currency forward contracts as a hedge against currency exposures, we may not enter into these contracts during any particular period or these contracts may not adequately offset currency fluctuations. We generally are unable to adjust our non-dollar local currency sales prices to compensate for fluctuations in the exchange rate of the dollar against the relevant local currency. In addition, there is normally a time lag between our costs incurred and collection of the related sales proceeds. Accordingly, if the dollar appreciates relative to the currencies in which we receive sales proceeds, our operating results may be negatively affected. Our costs are also affected by fluctuations in the value, relative to the U.S. dollar, of the currencies of countries in which we have significant production operations, with a weaker dollar resulting in increased production costs.

Our strategy of diversifying our product line, expanding into new geographic markets and increasing the value-added services that we provide to our customers may not be successful.

We are diversifying our product line through acquisitions and internal growth. In addition, we have expanded our service offerings to include a higher proportion of value-added services, such as the preparation of fresh-cut produce, ripening, customized sorting and packing, direct-to-store delivery and in-store merchandising and promotional support. This strategy represents a significant departure from our traditional business of delivering our products to our customers at the port. In recent periods, we have made significant investments in distribution centers, new growing operations and, fresh-cut and prepared food facilities through capital expenditures and have expanded our business into new geographic markets. We may not be successful in anticipating the demand for these products and services, in establishing the requisite infrastructure to meet customer demands or the provision of these value-added services. During recent years, we incurred significant asset impairment and other charges as a result of our continuing efforts to align our diversified product lines to meet market demand. During 2015, we incurred an asset impairment of $66.1 million representing 100% of the goodwill associated with the 2003 acquisition of the tomato and vegetable business in North America. This impairment was principally due to the failure of this business to meet our expectations due to underperformance. We also incurred $3.4 million in net asset impairments and other charges principally related to unfavorable weather conditions in Chile and assets held for sale in Guatemala.

We review goodwill and other intangible assets for impairment on an annual basis or earlier if indicators for impairment are present. The goodwill associated with our banana segment business unit is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of this asset. If the banana business segment does not perform to expected levels, the banana segment goodwill may be at risk for impairment in the future.

The fair value of the prepared food unit’s trade names and trademarks are highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets. If we are unable to recover from current challenging economic conditions in Europe, the prepared food reporting unit trade names and trademarks may be at risk for impairment in the future.

If we are not successful in our diversification efforts, our business, financial condition or results of operations could be materially and adversely affected.

The loss of one or more of our largest customers, or a reduction in the level of purchases made by these customers, could negatively impact our sales and profits.

Sales to Wal-Mart, Inc., our largest customer, amounted to approximately 11% of our total net sales in 2015, and our top 10 customers collectively accounted for approximately 30% of our total net sales. We expect that a significant portion of our revenues will continue to be derived from a relatively small number of customers. We believe these customers make purchase decisions based on a combination of price, product quality, consumer demand, customer service performance, desired inventory levels and other factors that may be important to them at the time the purchase decisions are made. Changes in our customers' strategies or purchasing patterns, including a reduction in the number of brands they carry, may adversely affect our sales. Additionally, our customers may face financial or other difficulties which may impact their operations and cause them to reduce their level of purchases from us, which could adversely affect our results of operations. Customers also may respond to any price increase that we may implement by reducing their purchases from us, resulting in reduced sales of our products. If sales of our products to one or more of our largest customers are reduced, this reduction may have a material adverse effect on our business, financial condition, and results of operations. Any bankruptcy or other business disruption involving one of our significant customers also could adversely affect our results of operations.

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

During 2014, cost of fuel decreased 5%, containerboard increased 1% and fertilizer decreased 8% as compared with 2013. During 2015, cost of fuel decreased 41%, containerboard decreased 3% and fertilizer decreased 11%. In addition, we are subject to the volatility of the charter vessel market because six of our refrigerated vessels are chartered. These charters are principally for periods of two to 10 years.  Charter rates have generally remained stable over the past three years. As a result, significant increases in fuel, packaging material, fertilizer and charter rates would materially and adversely affect our results.

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

The EPA has placed a certain site at our former plantation in Oahu, Hawaii on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. Under an order entered into with the EPA, we completed a remedial investigation and engaged in a feasibility study to determine the extent of the environmental contamination. The remedial investigation report was finalized in January 1999 and approved by the EPA in February 1999. A final draft feasibility study was submitted for EPA review in December 1999 and updated in December 2001 and October 2002, and approved by the EPA in April 2003. In September 2003, the EPA issued the Record of Decision (“ROD”). The EPA estimated in the ROD that the remediation costs associated with the cleanup of our plantation would range from $12.9 million to $25.4 million. Certain portions of the EPA’s estimates are discounted using a 4.0% interest rate. The undiscounted estimates are between $14.8 million to $28.7 million. As of January 1, 2016, there are $13.0 million included in other noncurrent liabilities and $0.7 million included in accounts payable and accrued expenses in our Consolidated Balance Sheets relating to the Kunia well site clean-up, which we expect to expend in 2015. During 2015, due to market fluctuations which resulted in changes to the discount rate, we reduced the liability related to the Kunia well site clean-up by $0.8 million, net of other charges. Going forward, we expect to expend approximately $0.7 million in 2016, and $5.1 million for 2017 through 2020 on this matter. During 2014, as a result of a meeting held with the EPA which resulted in changes to the remediation work being performed, we reduced the liability related to the Kunia well site clean-up by $1.4 million. See Item 3.  Legal Proceedings  and Note 17, “ Litigation ” to the Consolidated Financial Statements included in Item 8.  Financial Statements and Supplementary Data.  In addition, we are involved in several actions in U.S. and non-U.S. courts involving allegations by numerous Central American and Philippine plaintiffs that they were injured by exposure to a nematocide containing the chemical Dibromochloropropane during the 1970’s. See Item 3.  Legal Proceedings and Note 17, “Litigation” to the Consolidated Financial Statements included in Item 8.  Financial Statements and Supplementary Data.

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

Our business is multinational and subject to the political, economic and other risks that are inherent in operating in numerous countries. These risks include those of adverse government regulation, including the imposition of import and export duties and quotas, currency restrictions, expropriation and potentially burdensome taxation. For example, banana import regulations have in prior years restricted our access to the EU banana market and increased the cost of doing business in the EU.  In December 2009, the EU entered into an agreement with certain Latin America banana exporting countries to settle the long running dispute over banana import tariffs. This agreement was ratified in May 2010. Under this agreement, the EU will gradually reduce import tariffs on bananas from Latin America on an annual basis from the current level of €132 per ton in 2015 to €114 per ton by 2019, except for countries under FTA. Countries under FTA's that have signed bilateral agreements with the EU in 2012 are benefiting from accelerated but gradual reduction of import duties. FTA's are effect for Central American countries, Columbia, and Peru. The duty for FTA countries was €110 per ton in 2015, and the duty is €103 per ton for 2016 and will be reduced to €75 by January 1, 2020. We cannot predict the impact of further changes to the banana import tariffs or new quotas on the EU banana market.

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

Members of the Abu-Ghazaleh family, including our Chairman and Chief Executive Officer and one of our directors, are our principal shareholders. After giving effect to certain transactions, which occurred after the end of the 2015 fiscal year, as of February 12, 2016, they together directly owned 36.6% of our outstanding Ordinary Shares, and our Chairman and Chief Executive Officer holds, and is expected to continue to hold, an irrevocable annual proxy to vote all of these shares. We expect our principal shareholders to continue to use their interest in our Ordinary Shares to significantly influence the direction of our management, the election of our entire board of directors, the method and timing of the payment of dividends, subject to applicable debt covenants and to determine substantially all other matters requiring shareholder approval and to control us. The concentration of our beneficial ownership may have the effect of delaying, deterring or preventing a change in control, may discourage bids for the Ordinary Shares at a premium over their market price and may otherwise adversely affect the market price of the Ordinary Shares.

A substantial number of our Ordinary Shares are available for sale in the public market, and sales of those shares could adversely affect our share price.

Future sales of our Ordinary Shares by our principal shareholders, or the perception that such sales could occur, could adversely affect the prevailing market price of our Ordinary Shares. Of the 51,387,300 Ordinary Shares outstanding as of February 12, 2016, 18,784,899 Ordinary Shares are owned by the principal shareholders and are “restricted securities.” These “restricted securities” can be registered upon demand and are eligible for sale in the public market without registration under the Securities Act of 1933 (the “Securities Act”), subject to compliance with the resale volume limitations and other restrictions of Rule 144 under the Securities Act.

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
The following table summarizes the approximate plantation acreage under production that are owned or leased by us and the principal products grown on such plantations by location as of the end of 2015:

	Acres Under Production
Location	Acres Owned	Acres Leased	Products
Costa Rica	44,200	6,700	Bananas, Pineapples, Melons
Guatemala	—	4,000	Bananas, Melons
Brazil	2,900	—	Bananas, Other Crops
Chile	3,700	1,700	Non-Tropical Fruit
Kenya	—	14,300	Pineapples
Philippines	—	10,600	Bananas, Pineapples
United States	9,800	2,000	Melons, Tomatoes and Other Crops

Our significant properties include the following:

North America

We operate a total of 23 distribution centers in the United States and Canada, of which ten are also fresh-cut facilities. We own eight of our distribution centers, consisting of a 200,000 square foot distribution center in Dallas, Texas, a distribution center in Plant City, Florida and Goodyear Arizona, a repack facility in Winder, Georgia, and fresh-cut facilities in Kankakee, Illinois, Portland, Oregon and Sanger, California. We also operate a state-of-the-art distribution center with a fresh-cut facility in Ontario, Canada on owned land. The remaining 15 distribution centers are leased from third parties. All of our distribution centers have ripening capabilities and/or other value-added services. We also lease four port facilities that include cold storage capabilities.

Europe

We own and operate a distribution center in the Frankfurt area of Germany. We also own and operate a fresh-cut fruit facility in Wisbech, England. In Rungis, France, a suburb of Paris, we have a leased distribution center with banana ripening capability. In Larissa, Greece, we own and operate a production facility for prepared fruit, tomato products and snacks.

Asia

Our products are distributed from four leased distribution centers located at strategic ports in Japan with cold storage and banana ripening operations. In Japan, we also operate two fresh-cut fruit facilities. One is owned and the other one is leased. In Hong Kong, we lease a distribution center. In addition, we lease two distribution centers in South Korea and we are constructing a new facility on owned land that will include our first fresh-cut fruit operation in that country. Our distribution centers include state-of-the art ripening technology and other value-added services.

Central America

In Costa Rica, we own a juice processing plant and an IQF (individually quick frozen) fruit processing plant. In Costa Rica and Guatemala, we own and operate greenhouses where we produce tomatoes and other vegetables for export.

South America

In Brazil, we own approximately 29,600 acres of land of which 2,900 acres are under production. In Uruguay, we own approximately 7,800 acres of which 4,200 acres contain a citrus plantation that is leased to a third party.

Africa

In Thika, Kenya, we own and operate a warehouse, a pineapple cannery and a juice production facility.

Middle East

In Jordan, we own an integrated poultry business including poultry farms, hatcheries, a feed mill, a poultry slaughterhouse and a meat processing plant.  In the UAE, we own a combined distribution/manufacturing center in Dubai. This state-of-the-art facility includes banana ripening and cold storage facilities, fresh-cut fruit and vegetable operations, an ultra fresh juice manufacturing operation and prepared food manufacturing. We also operate a lettuce farm on leased land in Ras Al Khaimah, UAE. In addition, we lease and operate a distribution center in Abu-Dhabi, UAE that includes banana ripening and cold storage facilities. In Saudi Arabia, we own 60% of a joint venture that operates two owned distribution centers strategically located in Jeddah and Riyadh, with banana ripening, cold storage facilities and fresh-cut products and prepared food manufacturing capabilities.  In Al Jouf, located in the norther region of Saudi Arabia, we operate a vegetable farm on leased land.

Maritime and Other Equipment (including Containers)

We own a fleet of 13 and charter another six refrigerated vessels. In addition, we own or lease other related equipment, including approximately 4,000 refrigerated container units and 160 trucks and refrigerated trailers used to transport our fresh produce in the United States. In the Middle East, we own approximately 340 trucks principally used to deliver fresh produce and prepared food products to customers.

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

The principal capital expenditures planned for 2016 consist primarily of the expansion and improvement of production facilities in Costa Rica, the Philippines, Kenya, Nicaragua, Mexico, Jordan, Saudi Arabia and Chile. In addition, we also plan capital expenditures for expansion and improvements of our distribution and fresh-cut facilities in the United States and South Korea.

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

The following table presents the high and low closing sales prices of our Ordinary Shares:

	High	Low
2015
First quarter	$38.77	$32.53
Second quarter	$41.04	$36.43
Third quarter	$40.76	$36.86
Fourth quarter	$45.63	$38.88
2014
First quarter	$28.30	$25.39
Second quarter	$30.47	$26.50
Third quarter	$33.47	$29.48
Fourth quarter	$34.28	$29.68

Dividend Policy

Our quarterly cash dividend is $0.125 per ordinary share for both years ended January 1, 2016 and December 26, 2014. We paid an aggregate of $26.2 million in dividends during the year ended January 1, 2016 and $27.9 million during the year ended December 26, 2014. Because we are a holding company, our ability to pay dividends and to meet our debt service obligations depends primarily on receiving sufficient funds from our subsidiaries. Pursuant to our credit facility, we may declare and pay dividends and distributions in cash solely out of and up to 50% of our net income for the year immediately preceding the year in which the dividend or distribution is paid, or at such time the dividend is paid or declared, as the case may be, subject to certain other credit facility conditions, when the Consolidated Leverage Ratio is less than 3.25 to 1.0. It is also possible that countries in which one or more of our subsidiaries are located could institute exchange controls, which could prevent those subsidiaries from remitting dividends or other payments to us. Dividends are payable when, as, and if declared by our board of directors, and we cannot assure that dividends will be paid in the future.

Shareholders

As of February 12, 2016, we had 67 shareholders of record, which excludes shareholders whose shares were held by brokerage firms, depositories and other institutional firms in “street name”.

Performance Graph

The following graph compares the cumulative five-year total return of holders of FDP ordinary shares with the cumulative total returns of the S&P 500 index and the S&P 500 Food Products index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from January 1, 2010 to January 1, 2016.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Fresh Del Monte Produce Inc., the S&P 500 Index, and S&P 500 Food Products

$250
$200
$150
$100
$50
$0
12/31/10
12/30/11
12/28/12
12/27/13
12/26/14
1/1/16
Fresh Del Monte Produce Inc.
S&P 500
S&P 500 Food Products

*$100 invested on 12/31/10 in stock or index, including reinvestment of dividends.
Indexes calculated on month-end basis.

Copyright© 2016 S&P, a division of McGraw Hill Financial. All rights reserved.

	12/31/2010	12/30/2011	12/28/2012	12/27/2013	12/26/2014	1/1/2016
Fresh Del Monte Produce Inc.	100.00	101.45	106.84	119.13	143.65	168.24
S&P 500	100.00	102.11	118.45	156.82	178.29	180.75
S&P 500 Food Products	100.00	115.23	123.33	164.91	188.92	211.17

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Share Repurchase Program

The following table provides information regarding our purchases of Ordinary Shares during the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
September 26, 2015 through October 31, 2015	109,705	$39.29	109,705	$310,213,229
November 1, 2015 through November 30, 2015	—	$—	—	$310,213,229
December 1, 2015 through January 1, 2016	51,015	$39.21	51,015	$308,212,783
Total	160,720	$39.27	160,720	$308,212,783

(1)	For the year ended January 1, 2016, we repurchased and retired 2,938,560 of our ordinary shares.

(2)
On July 29, 2015, our Board of Directors approved a three-year repurchase program of up to $300 million of our ordinary shares in addition to the three-year repurchase program of up to $300 million of our ordinary shares approved on May 1, 2013.

Item 6.	Selected Financial Data

Our fiscal year end is the last Friday of the calendar year or the first Friday subsequent to the end of the calendar year, whichever is closest to the end of the calendar year.

The following selected financial data for the years ended December 30, 2011, December 28, 2012, December 27, 2013, December 26, 2014 and January 1, 2016 is derived from our audited Consolidated Financial Statements for the applicable year, prepared in accordance with U.S. generally accepted accounting principles.

The following selected financial data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and accompanying notes contained in Item 8. Financial Statements and Supplementary Data in this Report.

	Year ended
	January 1, 2016	December 26, 2014	December 27, 2013	December 28, 2012	December 30, 2011
	(U.S. Dollars in millions, except share and per share data)
Statement of Income Data:
Net sales	$4,056.5	$3,927.5	$3,683.7	$3,421.2	$3,589.7
Cost of products sold	3,714.2	3,562.7	3,393.3	3,079.5	3,270.2
Gross profit	342.3	364.8	290.4	341.7	319.5
Selling, general and administrative expenses	183.9	175.8	176.9	177.2	190.4
Loss (gain) on disposal of property, plant and equipment	(2.1)	4.3	4.9	(0.2)	(3.1)
Goodwill and trademark impairment charges	66.1	—	99.6	—	—
Asset impairment and other charges, net	3.4	11.2	37.1	3.3	16.3
Operating income (loss)	91.0	173.5	(28.1)	161.4	115.9
Interest expense, net	3.7	2.6	2.2	2.3	5.7
Other expense (income), net	7.2	12.0	(13.6)	1.9	9.7

Income (loss) before income taxes	80.1	158.9	(16.7)	157.2	100.5
Provision for income taxes	13.7	14.3	17.2	12.2	5.7
Net income (loss)	$66.4	$144.6	$(33.9)	$145.0	$94.8

Less: net income attributable to noncontrolling interest	4.0	2.2	0.5	1.8	2.3
Net income (loss) attributable to Fresh Del Monte Produce Inc.	$62.4	$142.4	$(34.4)	$143.2	$92.5

Net income (loss) per ordinary share attributable to Fresh Del Monte Produce Inc. - Basic	$1.18	$2.54	$(0.61)	$2.47	$1.57

Net income (loss) per ordinary share attributable to Fresh Del Monte Produce Inc.- Diluted	$1.17	$2.53	$(0.61)	$2.46	$1.56

Dividends declared per ordinary share	$0.50	$0.50	$0.50	$0.40	$0.30

Weighted average number of ordinary shares:
Basic	52,750,212	55,966,531	56,426,294	57,937,245	58,893,832
Diluted	53,199,533	56,347,092	56,426,294	58,121,501	59,163,282

Balance Sheet Data (at period end):
Cash and cash equivalents	$24.9	$34.1	$42.5	$39.9	$46.9
Working capital	604.0	631.5	633.0	563.5	522.2
Total assets	2,596.1	2,675.3	2,589.2	2,533.4	2,504.0
Total debt	254.2	266.9	251.4	126.2	215.5
Shareholders' equity	1,750.9	1,787.9	1,751.2	1,831.4	1,715.1

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are one of the world’s leading vertically integrated producers, marketers and distributors of high-quality fresh and fresh-cut fruit and vegetables, as well as a leading producer and marketer of prepared fruit and vegetables, juices, beverages and snacks in Europe, Africa and the Middle East. We market our products worldwide under the DEL MONTE® brand, a symbol of product innovation, quality, freshness and reliability since 1892. Our global sourcing and logistics system allows us to provide regular delivery of consistently high-quality produce and value-added services to our customers. Our major producing operations are located in North, Central and South America, Asia and Africa. Production operations are aggregated on the basis of our products: bananas, other fresh produce and prepared foods. Other fresh produce includes pineapples, melons, tomatoes, non-tropical fruit (including grapes, apples, pears, peaches, plums, nectarines, avocados, citrus and kiwis), fresh-cut produce and other fruit and vegetables and a plastic product and box manufacturing business and third-party ocean freight services. Prepared foods include prepared fruit and vegetables, juices, other beverages, snacks, poultry and meat products.

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

Net Sales

Our net sales are affected by numerous factors, including mainly the balance between the supply of and demand for our produce and competition from other fresh produce companies. Our net sales are also dependent on our ability to supply a consistent volume and quality of fresh produce to the markets we serve. For example, seasonal variations in demand for bananas as a result of increased supply and competition from other fruit are reflected in the seasonal fluctuations in banana prices, with the first six months of each year generally exhibiting stronger demand and higher prices, except in those years where an excess supply exists.  In 2015, our overall banana sales volume increased by 7% and our average per unit sales prices decreased by 3% resulting in an overall increase of 3% in net sales. Our net sales of other fresh produce were positively impacted by higher sales volumes of fresh-cut products in all regions and higher sales volumes of avocados in North America. In our prepared food business, we generally realize the largest portion of our net sales and gross profit in the third and fourth quarters of the year. During 2015, our prepared food net sales decreased principally as a result of lower production due to the effects of adverse weather on our poultry operations in Jordan.

Since our financial reporting currency is the U.S. dollar, our net sales are significantly affected by fluctuations in the value of the currency in which we conduct our sales versus the dollar, with a strong dollar versus such currencies resulting in decreased net sales in dollar terms. Including the effect of our foreign currency hedges, net sales for 2015 were negatively impacted by $115.6 million, as compared to 2014, principally as a result of a weaker euro, Japanese yen, Korean won and British pound.

During 2015, our net sales were positively affected by higher sales volumes of bananas and avocados principally sourced from independent growers in Costa Rica, Ecuador, Colombia and Mexico and by higher sales volume of fresh-cut products in all regions that resulted from an expanded customer base and improved demand for our products along with increased production capability. Our net sales growth in recent years has been achieved primarily through higher sales volume in existing markets of other fresh produce, primarily pineapples, fresh-cut products and non-tropical fruit and favorable pricing on our Del Monte Gold® Extra Sweet pineapple combined with increased sales volume of bananas in existing and new markets. Our net sales growth in recent years has also been attributable to a broadening of our product line with the expansion of our fresh-cut produce business, specifically increased sales to the foodservice sector and convenience stores combined with our expansion into new markets. We expect our net sales growth to continue to be driven by increased sales volumes across all of our segments. In the Middle East, we expect to continue to increase our net sales of our fresh produce and prepared food product offerings as a result of our expansion in various markets in the region. In North America, we expect our sales growth to continue with new fresh-cut product offerings and increased volumes of existing products. We also expect to increase our sales by developing new products in the prepared food segment, targeting the convenience store and foodservice trade in selected European and Middle East markets and to continue to expand our sales of beverage products in the Middle East, European and Sub-Sahara African markets.

Cost of Products Sold

Cost of products sold is principally composed of two elements, product and logistics costs. Product cost for our produce is primarily composed of cultivation (the cost of growing crops), harvesting, packaging, labor, depreciation and farm administration. Product cost for produce obtained from independent growers is composed of procurement and packaging costs. Logistics costs include land and sea transportation and expenses related to port facilities and distribution centers. Sea transportation cost is the most significant component of logistics costs and is comprised of the cost of vessel operating expenses and chartering refrigerated vessels. Vessel operating expenses for our owned vessels include operations, maintenance, depreciation, insurance, fuel (the cost of which is subject to commodity price fluctuations), and port charges. For chartered vessels, operating expenses include the cost of chartering the vessels, fuel and port charges. Variations in containerboard prices, which affect the cost of boxes and other packaging materials, and fuel prices can have a significant impact on our product cost and our profit margins. Also, variations in the production yields, fertilizers and other input costs and the cost to procure products from independent growers can have a significant impact on our costs. Containerboard, plastic, resin and fuel prices have historically been volatile. During 2014, cost of fuel decreased 5%, containerboard increased 1% and fertilizer decreased 8% resulting in a reduction of cost of product sold of $8.8 million. Also, included in cost of product in 2014 were $0.5 million of inventory write-off related to the restructuring of our plastic business in Chile in the other fresh produce segment. During 2014, cost of product sold benefited from lower vessel operating expenses and lower distribution costs. During 2015, cost of fuel decreased 41%, containerboard decreased 3% and fertilizer decreased 11% resulting in a reduction of cost of product sold of $57.7 million.

In general, changes in our volume of products sold can have a disproportionate effect on our gross profit. Within any particular year, a significant portion of our cost of products sold is fixed, both with respect to our operations and with respect to the cost of produce purchased from independent growers from whom we have agreed to purchase all the products they produce. Accordingly, higher volumes produced on company-owned farms directly reduce the average per-box cost, while lower volumes directly increase the average per-box cost. In addition, because the volume that will actually be produced on our farms and by independent growers in any given year depends on a variety of factors, including weather, that are beyond our control or the control of our independent growers, it is difficult to predict volumes and per-box costs. During 2015, cost of product sold was negatively affected by lower production of bananas in our Costa Rican operation due to adverse weather, resulting in higher per unit fruit cost. Also, negatively affecting cost of product sold was higher banana fruit procurement cost in Ecuador.

Since our financial reporting currency is the U.S. dollar, our costs are affected by fluctuations in the value of the currency in which we have significant operations versus the dollar, with lower costs resulting from a strong U.S. dollar. During 2015, cost of products sold was positively impacted by approximately $63.1 million as compared with 2014 due to a stronger U.S. dollar versus the various currencies in which we have significant operations, principally the euro, Japanese yen, Brazilian real and Kenya shilling.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily include the costs associated with selling in countries where we have our own sales force, advertising and promotional expenses, professional fees, general corporate overhead and other related administrative functions. During 2015, our selling, general and administrative expenses increased primarily as a result of higher stock-based compensation expense partially a result of higher prices of our ordinary shares during the year, combined with higher legal expense and higher administration expense in the Middle East as a result of our continued expansion.

Loss (Gain) on Disposal of Property, Plant and Equipment

Loss (gain) on disposal of property, plant and equipment was a gain of $(2.1) million in 2015 resulting principally from the sale of two refrigerated vessels. In 2014, the loss on disposal of property, plant and equipment of $4.3 million was principally due to the disposal of low-yield banana plants in Costa Rica and Guatemala in order to re-plant and improve productivity, partially offset by a gain on sale of shipping-related and other surplus equipment.

Goodwill and Trademark Impairment Charges

We review goodwill and other intangible assets for impairment on an annual basis or earlier if indicators for impairment are present. During 2015, we recorded a goodwill impairment of $66.1 million representing 100% of the goodwill associated with the 2003 acquisition of the tomato and vegetable business in North America principally due to the failure of this business to meet our expectations due to underperformance.

The goodwill associated with our banana segment business unit and the trade names and trademarks associated with our prepared segment business are highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of this asset. If the banana business segment does not perform to expected levels, the banana segment goodwill may be at risk for impairment in the future. If we are unable to recover from current challenging economic conditions in Europe, the prepared food reporting unit trade names and trademarks may be at risk for impairment in the future

Asset Impairment and Other Charges, Net

In 2015, we recorded asset impairment and other charges totaling $3.4 million principally related to damages resulting from unfavorable weather conditions in Chile offset by a credit on litigation settlement.

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

Interest Expense

Interest expense consists primarily of interest on borrowings under working capital facilities that we maintain and interest on other long-term debt primarily for capital lease obligations. In 2015, our interest expense increased primarily due to higher average loan balances.

Other Expense, Net

Other expense, net, primarily consists of currency exchange gains or losses, equity gains and losses in unconsolidated companies and other miscellaneous income and expense items. During 2015, other expense, net, principally attributable to foreign exchange losses decreased as compared with 2014.

Provision for Income Taxes

The provision for income taxes in 2015 was $13.7 million. Income taxes consist of the consolidation of the tax provisions, computed on a separate entity basis, in each country in which we have operations. Since we are a non-U.S. company with substantial operations outside the United States, a substantial portion of our results of operations is not subject to U.S. taxation. Several of the countries in which we operate have lower tax rates than the United Sates. We are subject to U.S. taxation on our operations in the United States. From time to time, tax authorities in various jurisdictions in which we operate audit our tax returns and review our tax positions. There are audits presently pending in various countries. There can be no assurance that any tax audits, or changes in existing tax laws or interpretations in countries in which we operate, will not result in an increased effective tax rate for us.

Results of Operations

The following table presents, for each of the periods indicated, certain income statement data expressed as a percentage of net sales:

	Year ended
	January 1, 2016	December 26, 2014	December 27, 2013
Statement of Income Data:
Net sales	100.0%	100.0%	100.0%
Gross profit	8.4	9.3	7.9
Selling, general and administrative expenses	4.5	4.5	4.8
Operating income (loss)	2.2	4.4	(0.8)
Interest expense	0.1	0.1	0.1
Net income (loss) attributable to
Fresh Del Monte Produce Inc.	1.5	3.6	(0.9)

The following tables present for each of the periods indicated (i) net sales by geographic region, (ii) net sales by product category and (iii) gross profit by product category and, in each case, the percentage of the total represented thereby:

	Year ended
	January 1, 2016		December 26, 2014		December 27, 2013
	(U.S. dollars in millions)
Net sales by geographic region:
North America	$2,236.1	55%	$2,113.4	54%	$1,968.3	54%
Europe	721.6	18%	736.1	19%	713.4	19%
Middle East	586.6	14%	554.3	14%	524.3	14%
Asia	441.4	11%	434.5	11%	425.6	12%
Other	70.8	2%	89.2	2%	52.1	1%
Total	$4,056.5	100%	$3,927.5	100%	$3,683.7	100%

	Year ended
	January 1, 2016		December 26, 2014		December 27, 2013
	(U.S. dollars in millions)
Net sales by product category:
Banana	$1,867.6	46%	$1,804.7	46%	$1,692.2	46%
Other fresh produce	1,826.3	45%	1,744.7	44%	1,638.5	44%
Prepared food	362.6	9%	378.1	10%	353.0	10%
Total	$4,056.5	100%	$3,927.5	100%	$3,683.7	100%

Gross profit by product category:
Banana	$76.5	22%	$109.1	30%	$62.1	21%
Other fresh produce	208.7	61%	210.4	58%	192.8	67%
Prepared food	57.1	17%	45.3	12%	35.5	12%
Total	$342.3	100%	$364.8	100%	$290.4	100%

2015 Compared with 2014

Net Sales. Net sales for 2015 were $4,056.5 million compared with $3,927.5 million in 2014. The increase in net sales of $129.0 million was attributable to higher net sales in our other fresh produce and banana segments, partially offset by lower net sales in our prepared food segment. Also, effecting net sales was a strong U.S dollar. Including the effect of our foreign currency hedges, net sales for 2015 were negatively impacted by $115.6 million, as compared to 2014, principally as a result of a weaker euro, Japanese yen, Korean won and British pound.

•
Net sales in the other fresh produce segment increased $81.6 million principally as a result of higher net sales of fresh-cut products and non-tropical fruit, partially offset by lower net sales of pineapples.

◦
Net sales of fresh-cut products increased principally due to higher worldwide sales volumes as a result of increased customer demand in all regions combined with higher per unit sales pricing in North America and increased production capacity in North America and Asia.

◦
Net sales of non-tropical fruit increased principally due to higher sales volumes of avocados in North America and citrus in the Middle East, primarily a result of higher customer demand. Partially offsetting these increases were lower net sales of grapes in North America, Europe and Asia, principally as a result of lower quality fruit due to unfavorable growing conditions in Chile combined with unfavorable exchange rates in Europe and Asia.

◦
Net sales of pineapples decreased principally due to lower sales volumes in North America and Europe as a result of unfavorable growing conditions in our Costa Rica operations combined with unfavorable exchange rates in Europe and Asia. Partially offsetting this decrease were higher per unit sales prices in North America and Europe and higher sales volumes in the Middle East. Worldwide pineapple sales volume decreased 12%.

•
Net sales of bananas increased by $62.9 million principally due to higher net sales in North America, the Middle East and Asia partially offset by lower net sales in Europe. Worldwide banana sales volume increased by 7%.

◦
North America banana net sales increased due to higher sales volume primarily as a result of an expanded customer base combined with higher demand from existing customers. Partially offsetting this increase, was a slight reduction in per unit sales prices.

◦
Middle East banana net sales increased principally due to higher sales volumes reflecting an expanded customer base in the region. Partially offsetting these increases, were lower per unit sales prices as a result of increased industry supplies principally during the fourth quarter of the year.

◦
Asia banana net sales increased as a result of higher sales volumes due to increased production in the Philippines, partially offset by a slight decreased in per unit sales prices due to unfavorable exchange rates in Japan and Korea.

◦	Europe banana net sales decreased principally due to lower per unit sales prices primarily as a result of unfavorable euro exchange rates, partially offset by higher sales volumes.

•
Net sales in the prepared food segment decreased $15.5 million principally due to lower net sales of poultry products in Jordan as a result of lower production resulting from adverse weather. Partially offsetting these decreases in net sales in the prepared food segment, were higher sales volume of canned pineapple primarily as a result of an expanded customer base and higher selling prices for pineapple industrial products due to industry shortages.

Cost of Products Sold. Cost of products sold was $3,714.2 million for 2015 compared with 3,562.7 million in 2014, an increase of $151.5 million. This increase in cost of products sold was primarily attributable to an increase in sales volumes and higher fruit costs, offset by lower fuel costs.
Gross Profit. Gross profit was $342.3 million for 2015 compared with $364.8 million for 2014, a decrease of $22.5 million. This decrease was primarily attributable to lower gross profit in the banana segment, partially offset by higher gross profit in the prepared food segment.

•
Gross profit in the banana segment decreased by $32.6 million principally due to lower per unit sales prices in North America, the Middle East and Europe, partially offset by lower per unit cost. The decrease in per unit selling prices was primarily the result of increased industry volumes and unfavorable exchange rates. The decrease in per unit cost was principally due to lower ocean freight and distribution costs, partially offset by higher fruit cost due to lower production volumes in Costa Rica that resulted from adverse weather combined with higher fruit procurement costs in Ecuador. Worldwide banana per unit sales prices decreased 3%, and per unit cost decreased 1%.

•
Gross profit in the other fresh produce segment decreased $1.7 million principally due to lower gross profit on non-tropical fruit and melons, partially offset by higher gross profit on fresh-cut products and pineapples.

◦
Gross profit on non-tropical fruit decreased principally due to lower per unit sales prices of grapes due to unfavorable growing conditions in Chile which adversely affected fruit quality. Partially offsetting this decrease was higher gross profit on avocados as a result of a significant increase in sales volumes in North America.

◦	Gross profit on melons decreased principally due to higher industry volumes which resulted in lower per unit selling prices.

◦
Gross profit on fresh-cut products increased principally due to higher sales volumes in all regions combined with higher per unit sales prices in North America. Partially offsetting these increases in gross profit were lower per unit sales prices in Europe, Asia and the Middle East.

◦
Gross profit on pineapples increased primarily due to higher per unit sales prices in North America and Europe, principally the result of lower industry volumes combined with lower ocean freight costs. Partially offsetting these increases in pineapple gross profit were lower sales volumes as a result of adverse growing conditions in Costa Rica and lower gross profit in Asia, affected by a weaker yen. Worldwide per unit sales prices increased 3%, and per unit costs decreased 1%.

•
Gross profit in the prepared food segment increased $11.8 million principally as a result of higher gross profit on pineapple and deciduous products principally due to lower production cost, primarily the result of increased production volumes and favorable exchange rates. Also, contributing to the increase in gross profit was higher pricing on industrial pineapple products. Partially offsetting these increases were lower gross profit on our Jordanian poultry business due to lower sales volumes and higher costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $8.1 million from $175.8 million in 2014 to $183.9 million in 2015. The increase was principally due to higher stock based compensation and legal expenses combined with higher administration expense in the Middle East as a result of our continued expansion in the region. Partially offsetting these increases, were lower selling, general and administrative expenses in Europe, principally the result of cost savings initiatives and a weaker euro.

Loss (Gain) on Disposal of Property, Plant and Equipment. The gain on disposal of property, plant and equipment was $(2.1) million during 2015 and consisted primarily of the sale of two refrigerated vessels. The loss on disposal of property, plant and equipment of $4.3 million in 2014 was principally related to the disposal of low-yield banana plants in Costa Rica and Guatemala in order to replant and improve productivity, partially offset by a gain on sale of shipping-related and other surplus equipment.
Goodwill and Trademark Impairment. In 2015, we recorded a goodwill impairment of $66.1 million representing 100% of the goodwill associated with the 2003 acquisition of the tomato and vegetable business in North America. This impairment was principally due to the failure of this business to meet our expectations due to underperformance.
Asset Impairment and Other Charges, Net. Asset impairment and other charges, net, was $3.4 million in 2015 as compared with $11.2 million in 2014.
Asset impairments and other charges (credits), net, for 2015 were:

•
A credit of $(0.8) million as a result of the settlement of litigation regarding the infringement of European Union competition rules by a former indirect subsidiary not controlled by us related our to banana segment;

•
a credit of $(0.8) million for the reversal of accrued environmental liabilities, net of other charges, related to the Kunia well site clean-up in Hawaii primarily as a result changes in the discount rate in our other fresh produce segment;

•	$3.3 million related to damages incurred as the result of floods in Chile and other asset impairments affecting non-tropical fruit operations in our other fresh produce segment;

•	$1.0 million in asset impairment in Guatemala related to assets held for sale in our banana segment;

•	$0.5 million in contract termination and other costs incurred in Europe principally related to our banana segment; and

•	$0.2 million in asset impairments related to underutilized equipment in Kenya in our prepared food segment.

Asset impairments and other charges (credits), net, for 2014 were:

•	A credit of $(2.9) million primarily as a result of a favorable settlement of litigation related to the Kunia environmental remediation site in Hawaii in our other fresh produce segment;

•
a credit of $(1.3) million for the reversal of accrued environmental liabilities, net of other charges, primarily related to the Kunia well site clean-up in Hawaii as a result of a meeting held with the EPA which resulted in changes to the remediation work being performed in our other fresh produce segment;

•	$8.8 million in other charges related to litigation regarding the infringement of European Union competition rules by a former indirect subsidiary not controlled by us related to our banana segment;

•	$1.4 million in other charges related to severance benefits as a result of discontinued export operations in our banana segment in Brazil;

•	$1.3 million asset impairment charge related to the adverse effect to our non-tropical fruit plantations of continued drought conditions in Chile in our other fresh produce segment;

•	$1.7 million in contract termination charges related to under-utilized distribution centers and administrative offices in the United Kingdom primarily related to our banana segment;

•	$0.6 million in asset impairment and other charges related to the restructuring of our plastics business in Chile in our other fresh produce segment;

•	$0.7 million in other charges related to severance benefits as a result of our decision to change to an independent distributor for our prepared food business segment in Germany and France;

•	$0.5 million in asset impairment related to an under-performing distribution center in our banana segment in Germany;

•	$0.3 million in asset impairment charge related to a web domain in the other fresh produce segment; and

•	$0.1 million in other charges related to severance benefits for an under-performing fresh-cut facility in the United Kingdom in our other fresh produce segment.

Operating Income. Operating income in 2015 was $91.0 million compared with an operating income of $173.5 million in 2014, a decrease of $82.5 million. The decrease in operating income was due to lower gross profit, higher selling, general and administrative expenses and higher goodwill impairment charges. Partially offsetting this decrease in operating income was a gain on disposal of property, plant and equipment and lower asset impairment and other charges, net.
Interest Expense. Interest expense was $4.3 million in 2015 compared with $3.2 million in 2014, an increase of $1.1 million. The increase was principally due to higher average loan balances.
Other Expense (Income), Net. Other expense (income), net, was $7.2 million for 2015 compared with $12.0 million in 2014. The decrease in other expense, net, of $4.8 million was principally attributable to lower foreign exchange losses incurred during 2015 as compared with 2014.

Provision for Income Taxes. Provision for income taxes was $13.7 million in 2015 compared with $14.3 million in 2014. The tax provision for 2015 includes a benefit of $3.0 million as a result of the settlement of a tax audit, combined with a decrease in taxable income. The tax provision for 2014 includes approximately a $2.9 million benefit resulting from a successful appeal to reinstate net operating losses in a foreign jurisdiction.
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

◦
Middle East banana net sales remained relatively flat as an increase in per unit sale prices due to lower industry volumes was offset by lower sales volumes. Shipments from the Philippines were reduced principally due to unfavorable growing conditions.

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

◦
Net sales of non-tropical fruit increased principally due to higher sales volumes of avocados in North America and apples in the Middle East, primarily as a result of increased customer demand. Partially offsetting these increases in net sales were lower sales of grapes, stonefruit and other deciduous fruit as a result of reduced shipments from Chile due to unfavorable growing conditions.

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

Cost of Products Sold. Cost of products sold was $3,562.7 million in 2014 compared with $3,393.3 million in 2013, an increase of $169.4 million. This increase in cost of products sold was primarily attributable to a 7% increase in sales volumes combined with higher banana procurement costs. Partially offsetting these increases in cost of product sold were lower vessel operating expenses and lower fuel cost combined with lower distribution costs and favorable exchange rates in Costa Rica.

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

◦
Gross profit on pineapples increased primarily due to higher sales volumes in North America primarily as a result of higher production due to favorable growing conditions in our Costa Rica operations. Also, contributing to the increase in gross profit was lower fruit cost as a result of improved yields. Worldwide pineapple per unit sales prices decreased 1% and per unit cost decreased 2%.

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

Asset Impairment and Other Charges, Net. Asset impairment and other charges, net, was $11.2 million in 2014 compared with $37.1 million in 2013.

Asset impairments and other charges (credits), net, for 2014 were:

•	A credit of $(2.9) million primarily as a result of a favorable settlement of litigation related to the Kunia environmental remediation site in Hawaii in our other fresh produce segment;

•
a credit of $(1.3) million for the reversal of accrued environmental liabilities, net of other charges, primarily related to the Kunia well site clean-up in Hawaii as a result of a meeting held with the EPA which resulted in changes to the remediation work being performed in our other fresh produce segment;

•	$8.8 million in other charges related to litigation regarding the infringement of European Union competition rules by a former indirect subsidiary not controlled by us in our banana segment;

•	$1.4 million in other charges related to severance benefits as a result of discontinued export operations in our banana segment in Brazil;

•	$1.3 million asset impairment charge related to the adverse effect to our non-tropical fruit plantations of continued drought conditions in Chile in our other fresh produce segment;

•	$1.7 million in contract termination charges related to under-utilized distribution centers and administrative offices in the United Kingdom primarily related to our banana segment;

•	$0.6 million in asset impairment and other charges related to the restructuring of our plastics business in Chile in our other fresh produce segment;

•	$0.7 million in other charges related to severance benefits as a result of our decision to change to an independent distributor for our prepared food business segment in Germany and France;

•	$0.5 million in asset impairment related to an under-performing distribution center in our banana segment in Germany;

•	$0.3 million in asset impairment charge related to a web domain in our other fresh produce segment; and

•	$0.1 million in other charges related to severance benefits for an under-performing fresh-cut facility in the United Kingdom in our other fresh produce segment.

Asset impairments and other charges (credits), net, for 2013 were:

•
$11.4 million in asset impairments related to our decision to discontinue exporting bananas from Brazil and close certain low-yield farms. The remaining farms will produce bananas only for the local market;

•	a credit of $(2.5) million related to the sale of a previously impaired under-utilized facility in the United Kingdom related to our banana segment;

•	$2.2 million in other charges for unfavorable litigation related to a class action complaint for unpaid wages in North America related to our other fresh produce segment;

•	$4.3 million in asset impairment for the closure of certain areas of a banana plantation in Costa Rica;

•	$9.0 million in other charges for the settlement of an unfavorable outcome to breach of contract litigation in North America;

•	$7.1 million in asset impairment related to previously announced exit activities in Brazil in our other fresh produce segment;

•	$2.6 million in asset impairments and other charges related to the closure of two underutilized distribution centers in Germany in our banana segment;

•	$0.7 million in severance expense due to the restructuring of our fresh-cut fruit operations in the United Kingdom related to our other fresh produce segment;

•	$0.2 million in contract termination costs in the United Kingdom principally related to our banana segment;

•	$0.1 million in asset impairment in Chile due to adverse weather conditions related to our other fresh produce segment;

•	$0.8 million in severance expense due to restructuring in our Cameroon banana operations;

•	$0.2 million in severance expense due to restructuring of our sales office in France related to our prepared food segment;

•	$0.3 million in asset impairments and other charges related to the closure of a watermelon farm in Costa Rica in our other fresh produce segment;

•	$0.7 million in asset impairment related to the closure of certain areas of a banana plantation in the Philippines due to underperformance;

•	$0.2 million in termination benefits related to the closure of two distribution centers in Poland in our banana segment; and

•	a net credit of $(0.2) million related to over-accrued exit activity costs in Hawaii in our other fresh produce segment.

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

Other Expense (Income), Net. Other expense (income), net, was expense of $12.0 million in 2014 compared with income of $(13.6) million in 2013. The change in other expense (income), net, of $25.6 million is principally attributable to a $16.6 million gain related to a favorable judgment awarded in litigation and a gain on sale of equity securities recorded during 2013, partially offset by higher foreign exchange losses during 2014.

Provision for Income Taxes. Provision for income taxes was $14.3 million in 2014 compared with $17.2 million in 2013. The decrease in the 2014 tax provision is primarily related to a benefit resulting from a successful appeal to reinstate net operating losses in a foreign jurisdiction in 2014.

Fair Value Measurements

Potential impairment exists if the fair value of a reporting unit to which goodwill has been allocated is less than the carrying value of the reporting unit. The amount of the impairment to recognize, if any, is calculated as the amount by which the carrying value of goodwill exceeds its implied fair value. Future changes in the estimates used to conduct the impairment review, including revenue projection, market values and changes in the discount rate used, could cause the analysis to indicate that our goodwill is impaired in subsequent periods and result in a write-off of a portion or all of goodwill. The discount rate used is based on independently calculated risks, our capital mix and an estimated market risk premium. The fair value of the prepared food reporting unit's trade names and trademarks are highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets. If we are unable to recover from challenging economic conditions in Europe and we fail to meet our current expectations, the prepared food reporting unit's trade names and trademarks may be at risk for future impairment.  If banana per unit sales prices do not rebound, the banana reporting unit's goodwill may be at risk for impairment in the future. We disclosed the sensitivities related to the banana reporting unit's goodwill and the prepared food reporting unit’s trade names and trademarks in our annual financial statements included in this Report on Form 10-K.

Seasonality

Interim results are subject to significant variations and may not be indicative of the results of operations that may be expected for the entire 2015 fiscal year.  See the information under the caption “Seasonality” provided in Item 1. Business, of this Report on Form 10-K.

Liquidity and Capital Resources

Net cash provided by operating activities was $231.1 million for 2015 compared with $230.7 million for 2014, an increase of $0.4 million. The increase in cash provided by operating activities was principally due to lower levels of inventory, partially offset by lower net income and higher accounts receivables combined with other changes in operating assets and liabilities. The reduction in inventory is principally attributable to lower levels of canned pineapple and deciduous products due to increased sales and lower levels of raw materials and packaging supplies. The increase in accounts receivable is primarily due to higher net sales.

Net cash provided by operating activities was $230.7 million for 2014 compared with $108.7 million for 2013, an increase of $122.0 million. The increase in cash provided by operating activities was principally due to higher net income and lower levels of fresh produce inventory and prepared food inventory combined with other changes in operating assets and liabilities. Fresh produce and prepared food inventories decreased principally due to higher net sales and the change to third-party distributors for prepared food in Germany and France.

Working capital was $604.0 million at January 1, 2016 compared with $631.5 million at December 26, 2014, a decrease of $27.5 million. This decrease in working capital is principally due to lower inventory, cash and cash equivalents and prepaid expenses and other current assets, partially offset by lower accounts payable and accrued expenses. The decrease in prepaid expenses and other current assets is primarily due to a reduction in foreign currency hedges and the decrease in accounts payable and accrued expenses is principally due to a lower accrual for the repurchases of our ordinary shares at year-end 2015 as compared with 2014.

Net cash used in investing activities was $124.7 million for 2015, $160.2 million for 2014 and $161.9 million for 2013. Net cash used in investing activities for 2015 consisted of $131.6 million in capital expenditures, partially offset by $6.9 million in proceeds from sales of property, plant and equipment. Approximately $59.1 million of our 2015 capital expenditures were related to the banana segment. Banana segment capital expenditures consisted primarily of approximately $26.1 million for improvements and expansion of our production operations in Central America and approximately $21.6 million for expansion of our production operations in the Philippines. The remainder of our banana segment capital expenditures of approximately of $11.4 million were principally for additional ripening room capacity and other improvements to our distribution centers in North America and Asia. Approximately $46.6 million of our capital expenditures were related to the other fresh produce segment. This consisted principally of $30.0 million for expansion and improvements to our fresh-cut fruit operations in North America, the Middle East and Asia and our production operations in Chile. Also, included in our capital expenditures related to the other fresh produce segment was $16.6 million for improvements and expansion to our pineapple operations in Costa Rica and the Philippines. Approximately $25.9 million of our capital expenditures in 2015 were related to the prepared food segment, consisting principally of $13.5 million for improvements to production facilities in Kenya and Greece, $6.9 million for a juice plant in Costa Rica and $5.5 million for improvements to our production facilities in the Middle East. Included in the capital expenditures above were approximately $5.5 million for information technology systems. The proceeds from sales of property, plant and equipment of $6.9 million consisted primarily of the sale of two refrigerated vessels and other surplus equipment.

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

Net cash used in investing activities for 2013 consisted of $159.5 million in capital expenditures and $20.6 million in purchase of businesses, partially offset by $10.4 million in proceeds from sales of property, plant and equipment and $7.8 million in proceeds from sale of securities available for sale. Our capital expenditures in 2013, consisted primarily of approximately $49.6 million for expansion and improvements to production facilities in Costa Rica, Guatemala, the Philippines and Chile related to the banana and other fresh produce segments; $39.3 million for expansion of our tomato and vegetable assets in North America related to the other fresh produce segment; $16.8 million principally for improvements and expansion of production facilities in Kenya, Greece and Jordan related to the prepared food segment; $32.7 million principally for new distributions centers in Canada and France and improvements and expansion to distribution centers in the United States and the Middle East principally related to the banana and other fresh produce segment and $8.3 million for expansion of our fresh-cut production facilities primarily in

North America related to the other fresh produce segment. During 2013, capital expenditures also included approximately $9.7 million for the acquisition of two refrigerated vessels and related shipping equipment and $3.1 million for information technology systems. The purchase of businesses of $20.6 million consisted of the purchase of a pineapple farm in Costa Rica and a banana farm in the Philippines.

Net cash (used in) provided by financing activities was $(127.7) million for 2015, $(88.7) million for 2014 and $51.2 million for 2013. Net cash (used in) financing activities for 2015 of $(127.7) million consisted of $(19.0) million for net payments on long-term debt, $(117.4) million in repurchase of ordinary shares, $(26.2) million in dividends paid and $(1.8) million for distributions to noncontrolling interests, partially offset $35.3 million in proceeds from stock options exercised and $1.4 million in excess tax benefit from stock-based compensation.

Net cash (used in) financing activities for 2014 of $(88.7) million consisted of $(131.1) million in repurchase of ordinary shares and $(27.9) million in dividends paid, partially offset by $16.3 million of net borrowings on long-term debt, $48.9 million in proceeds from stock options exercised, $5.0 million in contributions from noncontrolling interest and $0.1 million in excess tax benefit from stock-based compensation. Repurchases of ordinary shares of $131.1 million were made under our 2013 three-year stock repurchase program and included approximately $81.6 million related to our modified dutch auction tender offer which expired on December 2, 2014.

Net cash (used in) provided by financing activities for 2013 of $51.2 million consisted of net borrowing on long-term debt of $127.3 million, contributions from noncontrolling interests of $3.6 million and proceeds from stock options exercised of $44.0 million, partially offset by repurchase of ordinary shares of $(95.5) million and dividends paid of $(28.2) million.

On April 16, 2015, we entered into a new five year, $800.0 million syndicated senior unsecured revolving credit facility maturing on April 15, 2020 (the "Credit Facility") with Bank of America, N.A. as administrative agent and Merril Lynch, Pierce, Fenner & Smith Inc. as sole lead arranger and sole book manager. Borrowings under the Credit Facility bear interest at a spread over the London Interbank Offer Rate ("LIBOR") that varies with our leverage ratio. The margin for LIBOR advances under the Credit Facility currently is 1%. The Credit Facility also includes a swing line facility and a letter of credit facility. We intend to use the Credit Facility from time to time for general corporate purposes, which may include the repayment or refinancing of our existing indebtedness, working capital needs, capital expenditures, funding of possible share repurchases and satisfaction of other obligations.

On June 22, 2015, we entered into a renewable 364-day, $25.0 million commercial and stand-by letter of credit facility with Rabobank Netherland.

At January 1, 2016, we had borrowings of $251.2 million outstanding under the Credit Facility bearing interest at a per annum rate of 1.39%. In addition, we pay an unused commitment fee.

The Credit Facility is unsecured as long as we meet a certain leverage ratio and also requires us to comply with certain financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers.  As of January 1, 2016, we were in compliance with all of the financial and other covenants contained in the Credit Facility.

At January 1, 2016, we had $570.1 million of borrowing availability under committed working capital facilities, primarily under the Credit Facility.  At January 1, 2016, we applied $13.5 million to the letter of credit facility, comprised primarily of certain contingent obligations and other governmental agencies and purchases of equipment guarantees. We also had $15.2 million in other letters of credit and bank guarantees not included in the letter of credit facility.

As of January 1, 2016, we had $254.2 million of long-term debt and capital lease obligations, including the current portion, consisting of $251.2 million outstanding under the Credit Facility, $1.6 million of capital lease obligations and $1.4 million of other long-term debt and notes payable.

Based on our operating plan, combined with our borrowing limit under our Credit Facility, we believe we will have sufficient resources to meet our cash obligations in the foreseeable future. As of January 1, 2016, we had cash and cash equivalents of $24.9 million.

We paid approximately $2.4 million primarily for contractual obligations during 2015, as a result of the closure of distribution centers in the United Kingdom and Germany . We expect to make additional payments of approximately $1.1 million principally related to the previously announced closure of an under-utilized banana facility in the United Kingdom. These cash outlays were or will be funded from operating cash flows and available borrowings under our credit facilities.

The principal capital expenditures planned for 2016 consist primarily of the expansion and improvement of production facilities in Costa Rica, the Philippines, Kenya, Nicaragua, Mexico, Jordan, Saudi Arabia and Chile. In addition, we also plan capital expenditures for expansion and improvements of our distribution and fresh-cut facilities in the United States and South Korea. We expect to fund our capital expenditures in 2015 through operating cash flows and borrowings under our Credit Facility. We generated cash from operations of $231.1 million in 2015 and had $548.8 million of borrowing capacity available under our Credit Facility as of January 1, 2016.

The fair value of our derivatives related to our foreign currency cash flow hedges changed from a net asset of $ 25.6 million as of December 26, 2014 to a net asset of $11.9 million as of January 1, 2016.  For foreign currency hedges, these fluctuations are primarily driven by the strengthening or weakening of the U.S. dollar compared to currencies being hedged relative to the contracted exchange rates and the settling of a number of contracts throughout 2015. During 2015, we entered into derivative contracts to hedge the euro and Japanese yen relative to our sales. The change in 2015 was primarily related to the stronger U.S. dollar relative to the euro and yen when compared to contracted exchange rates.

We enter into derivative instruments with counterparties that are highly rated and do not expect a deterioration of our counterparty’s credit ratings; however, the deterioration of our counterparty’s credit ratings would affect the Consolidated  Financial Statements in the recognition of the fair value of the hedges that would be transferred to earnings as the contracts settle. We expect that $11.9 million of the net fair value of hedges recognized as a net gain in accumulated other comprehensive income will be transferred to earnings during the next 12 months along with the effect of the related forecasted transaction.

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

Stock-Based Compensation

Our share-based payments are composed entirely of compensation expense related to awards granted to employees and members of our Board of Directors, each of whom meets the definition of an employee under the provisions of the Accounting Standards Codification ™ (the “Codification” or “ASC”) guidance on “Compensation-Stock Compensation”.  We use the Black-Scholes option pricing model to estimate the fair value of stock options granted.

We recognize share-based compensation expense over the requisite service period, which is generally the vesting period of each award. Share-based compensation expense related to stock options, restricted stock awards and restricted stock units, for the year ended January 1, 2016, included in the determination of income before provision for income taxes and net income, totaled $16.8 million and is included in the accompanying Consolidated Statements of Income for the year ended January 1, 2016 in selling, general and administrative expenses.

We realized an excess share-based payment deduction resulting from stock options exercised through a reduction in taxes currently payable and related effect on cash flows of $1.4 million for the year ended January 1, 2016. The amount of cash received from the exercise of stock options was $35.3 million for the year ended January 1, 2016.

Goodwill and Indefinite-Lived Intangible Assets

We assess goodwill and indefinite-lived intangible assets for impairment on an annual basis on the first day of the fourth quarter of each year, or sooner if events indicate such a review is necessary. As a result of our annual impairment test performed in 2015, we recorded a goodwill impairment of $66.1 million representing 100% of the goodwill associated with the 2003 acquisition of the tomato and vegetable business in North America. This impairment was principally due to the failure of this business to meet our expectations due to underperformance.

As part of the 2004 Del Monte Foods acquisition, we also acquired perpetual, royalty-free licenses to use the DEL MONTE® brand for processed and/or canned food in more than 100 countries throughout Europe, Africa, the Middle East and countries formerly part of the Soviet Union.  This indefinite-lived intangible asset is not being amortized but is reviewed for impairment consistent with the Codification guidance on “Intangibles – Goodwill and Other” and includes $44.4 million other non-current assets at January 1, 2016 related to these licenses and is fair valued based on the annual impairment assessment performed during the fourth quarter.

Based on the valuation that is performed during the fourth quarter, we have determined that there was no additional impairment of goodwill and trade names and trademarks in 2015 except for the tomato and vegetable business described above. Potential impairment exists if the fair value of a reporting unit to which goodwill has been allocated is less than the carrying value of the reporting unit. The amount of the impairment to recognize, if any, is calculated as the amount by which the carrying value of goodwill exceeds its implied fair value. Future changes in the estimates used to conduct the impairment review, including revenue projection, market values and changes in the discount rate used, could cause the analysis to indicate that our goodwill is impaired in subsequent periods and result in a write-down of a portion or all of our goodwill. The discount rate used is based on independently calculated risks, our capital mix and an estimated market risk premium. As of January 1, 2016, we are not aware of any items or events that would cause an adjustment to the carrying value of Goodwill and Indefinite-Lived Intangible Assets.

As a result of our annual impairment test performed in 2013 and failure of the prepared food business to meet our expectations due to under-performance in Europe and a recent cyclical downturn in industrial products, we recorded $99.6 million of asset impairment charges, which included impairments of $75.7 million of goodwill and $23.9 million of trademark and tradenames related to the 2004 acquisition of the Prepared Food business in Europe, Africa, the Middle East and the countries formerly part of the Soviet Union.

The fair value of the banana reporting unit's goodwill and prepared food unit’s trade names and trademarks are highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets.

If we are unable to recover from current challenging economic conditions in Europe, the prepared food reporting unit trade names and trademarks may be at risk for impairment in the future. If banana per unit sales prices in North America, the Middle East and Europe do not rebound, the banana reporting unit's goodwill may be at risk for impairment in the future.

The following table highlights the sensitivities of the goodwill and indefinite-lived intangibles at risk as of January 1, 2016 (U.S. dollars in millions):

	Banana Reporting Unit Goodwill	Remaining DEL MONTE® Trade Names and Trademarks
Carrying value of indefinite-lived intangible assets	$64.6	$41.6

Approximate percentage by which the fair value exceeds the carrying value based on annual impairment test as of 1st day of fourth quarter	8.0%	4.2%

Amount that a one percentage point increase in the discount rate and a 5% decrease in cash flows would cause the carrying value to exceed the fair value and trigger a fair valuation	$48.1	$1.7

Impairment of Long-Lived Assets

We account for the impairment of long-lived assets in accordance with the Codification guidance related to “Property, Plant and Equipment”. The Codification guidance requires write-downs to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. We recorded charges related to impairment of long-lived assets of $3.1 million in 2015, $2.2 million in 2014 and $22.1 million in 2013. Such charges are included in asset impairment and other charges, net in the accompanying Consolidated Statements of Income for the years ended January 1, 2016, December 26, 2014 and December 27, 2013.

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

Environmental Remediation Liabilities

Estimated expenses associated with environmental remediation obligations are accrued when such expenses are probable and can be reasonably estimated. We have recorded provisions for the Kunia Well Site related to the expected environmental remediation. The related liability is based on the Record of Decision, which was issued by the EPA on September 25, 2003. Certain portions of the EPA’s estimates have been discounted using a 4% interest rate. In 2004, we commenced certain remediation and further testing activities. At January 1, 2016 and December 26, 2014, the total liability for the Kunia Well Site was $13.7 million and $14.6 million, respectively. During 2014, as a result of a meeting held with the EPA which resulted in changes to the remediation work being performed, we reduced the liability related to the Kunia well site clean-up by $1.4 million to $14.6 million. Going forward, we expect to expend approximately $5.8 million for 2016 through 2020 on this matter. The ultimate amount of the cost for the expected environmental remediation of the Kunia Well Site is dependent on the actual cost. Actual remediation costs could significantly differ from our estimates.

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

During 2015, we recognized a charge of $1.0 million for Guatemala property, plant and equipment valued at fair value less cost to sell. The carrying value of these assets was $2.8 million and was written down to $1.8 million. These assets related predominantly to land, land improvements and banana plantations included in other current assets on our Consolidated Balance Sheets due to the fact that they are expected to be sold within one year. We estimated the fair value of the underlying assets using the market approach. The fair valuation of the assets are classified as Level 3 of the fair value hierarchy due to the mix of unobservable information.

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

New Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") which simplifies the presentation of deferred taxes by requiring that deferred tax assets and liabilities be presented as noncurrent on the balance sheet. The standard is effective for us beginning the first day of our 2017 fiscal year. Early adoption is permitted. We are evaluating the impact of adoption of this ASU on our financial condition, result of operations and cash flows, but do not expect this ASU to have a significant effect.

In September 2015, the FASB issued an ASU which simplifies the accounting for measurement period adjustments in business combinations. The guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The standard is effective for us beginning the first day of our 2016 fiscal year. Early adoption is permitted. We expect that this ASU will have an effect on future acquisitions occurring after adoption.

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
In April 2015, the FASB issued an ASU which changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The amendment in this ASU is effective for us beginning the first day of our 2016 fiscal year. Early adoption is permitted. We are evaluating the impact of adoption of this ASU on our financial condition, result of operations and cash flows, but do not expect this ASU to have a significant effect.

In April 2015, the FASB issued an ASU which provides a practical expedient to measure defined benefit plans assets and obligations using the month-end that is closest to the entity's fiscal year-end. Further, if a contribution or significant event occurs between the month-end date used to measure defined benefit plan asset and obligations and an entity's fiscal year-end, the entity should adjust the measurement of defined plan assets and obligations to reflect those contributions of significant events. However, an entity should not adjust the measurement of defined benefit plan asset and obligations for other events that occur between the month-end measurement and the entity's fiscal year-end that are not caused by the entity. The amendment in this ASU is effective for us beginning the first day of our 2016 fiscal year. Early adoption is permitted. We are evaluating the impact of adoption of this ASU on our financial condition, result of operations and cash flows, but do not expect this ASU to have a significant effect.

In February 2015, the FASB issued an ASU which amends certain requirements in the ASC guidance on “Consolidation” for determining whether a variable interest entity must be consolidated. The amendment in this ASU is effective for us beginning the first day of our 2016 fiscal year. Early adoption is permitted. We are evaluating the impact of adoption of this ASU on our financial condition, result of operations and cash flows, but do not expect this ASU to have a significant effect.

In August 2014, the FASB issued an ASU related to how a reporting entity must report its going-concern uncertainties in their financial statements. The new standard requires that management perform interim and annual assessments of its ability to continue as a going concern within one year of the date of issuance of its financial statements. We would be required to provide certain disclosure if there is "substantial doubt about our ability to continue as a going concern." According to the FASB, this update is meant to enhance the timeliness, clarity, and consistency of related disclosure and improve convergence with International Financial Reporting Standards, which emphasize management's responsibility for performing the going concern assessment. The amendment in this ASU is effective for us for year end 2016 and interim periods thereafter. Early adoption is permitted. We are evaluating the impact of adoption of this ASU on our financial disclosures, but don't expect this ASU to have a significant effect.

In June 2014, the FASB issued an ASU related to stock compensation. The new standard requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. The update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The amendments in this ASU is effective for us beginning the first interim period of our 2016 fiscal year and can be applied either prospectively or retrospectively to all awards outstanding as of the beginning of the earliest annual period presented as an adjustment to opening retained earnings. Early adoption is permitted. We are evaluating the impact of adoption of this ASU on our financial condition, result of operations and cash flows.

In May 2014, the FASB issued an ASU in the form of a comprehensive new revenue recognition standard that will supersede existing revenue guidance. The ASU's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard outlines a five step model, whereby revenue is recognized as performance obligations within a contract are satisfied. The standard also requires new, expanded disclosures regarding revenue recognition. The amendments in this ASU is effective for us beginning the first day of our 2017 fiscal year. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition method. We are evaluating the impact of adoption of this ASU on our financial condition, results of operations and cash flows.

Trend Information

Our net sales are affected by numerous factors, including mainly the balance between the supply of and demand for our produce and competition from other fresh produce companies. Our net sales are also dependent on our ability to supply a consistent volume and quality of fresh produce to the markets we serve. For example, seasonal variations in demand for bananas as a result of increased supply and competition from other fruit are reflected in the seasonal fluctuations in banana prices, with the first six months of each year generally exhibiting stronger demand and higher prices, except in those years where an excess supply exists.  In 2015, our overall banana sales volume increased by 7% and our average per unit sales prices decreased by 3% principally due to increased supplies. Our net sales of other fresh produce were positively impacted by higher sales volumes of avocados in North America and higher sales volume of fresh-cut products in all regions primarily the result of improved customer demand. In our processed foods business, we generally realize the largest portion of our net sales and gross profit in the third and fourth quarters of the year. During 2015, our prepared food net sales decreased principally due to lower net sales of poultry products in Jordan as a result of lower production resulting from adverse weather. Our prepared food net sales benefited from higher sales volume of canned pineapple primarily as a result of an expanded customer base and higher selling prices for pineapple industrial products as a result of favorable market conditions.

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

In the pineapple and non-tropical fruit markets, we believe that the high degree of capital investment and cultivation expertise required, as well as the longer length of the growing cycle, makes it relatively difficult to enter the market. In addition, our profitability has depended significantly on our gross profit on the sale of our Del Monte Gold ® Extra Sweet pineapples. In 2015, our overall pineapple sales volume decreased by 11% mostly due to unfavorable growing conditions in our Costa Rica operations, and our average per unit sales prices increased by 3%. Increased competition in the production and sale of Del Monte Gold ® Extra Sweet pineapples could adversely affect our results. We expect these competitive pressures to continue in 2016.

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

For example, banana import regulations have in prior years restricted our access to the EU banana market and increased the cost of doing business in the EU.  In December 2009, the EU entered into an agreement with certain Latin America banana exporting countries to settle the long running dispute over banana import tariffs. This agreement was ratified in May 2010. Under this agreement, the EU will gradually reduce import tariffs on bananas from Latin America on an annual basis from the current level of €132 per ton in 2015 to €114 per ton by 2019, except for countries under FTA. Countries under FTA's that have signed bilateral agreements with the EU in 2012 are benefiting from accelerated but gradual reduction of import duties. FTA's are effect for Central American countries, Columbia, and Peru. The duty for FTA countries was €110 per ton in 2015, and the duty is €103 per ton for 2016 and will be reduced to €75 by January 1, 2020. We cannot predict the impact of further changes to the banana import tariffs or new quotas on the EU banana market.

Our costs are determined in large part by the prices of fuel and packaging materials, including containerboard, plastic, resin and tin plate. We may be adversely affected if sufficient quantities of these materials are not available to us. Any significant increase in the cost of these items could also materially and adversely affect our operating results. Other than the cost of our products (including packaging), sea and inland transportation costs represent the largest component of cost of products sold. During 2014, cost of fuel decreased 5%, containerboard increased 1% and fertilizer decreased 5% as compared with 2013. During 2015, cost of fuel decreased 41%, containerboard decreased 3% and fertilizer decreased 9%. In addition, we are subject to the volatility of the charter vessel market because six of our refrigerated vessels are chartered. These charters are principally for periods of two to 10 years.  Charter rates have generally remained stable over the past three years. As a result, significant increases in fuel, packaging material, fertilizer and charter rates would materially and adversely affect our results.

Since our financial reporting currency is the U.S. dollar, our net sales and costs are significantly affected by fluctuations in the value of the currency in which we conduct our sales versus the dollar. A strong dollar versus such currencies results in lower net sales in dollar terms. Including the effect of our foreign currency hedges, net sales for 2015 were negatively impacted by $115.6 million, as compared to 2014, principally as a result of a weaker euro, Japanese yen, Korean won and British pound. Our costs are also affected by fluctuations in the value of the currency in which we have significant operations versus the dollar, with lower costs resulting from a strong U.S. dollar. During 2015, cost of products sold was positively impacted by approximately $63.1 million as compared with 2014 due to a stronger U.S. dollar versus the various currencies in which we have significant operations, principally the euro, Japanese yen, Brazilian real and Kenya shilling.

Tabular Disclosure of Contractual Obligations

The following details information with respect to our contractual obligations as of January 1, 2016.

	(U.S. dollars in millions)
Contractual obligations by period	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Fruit purchase agreements	$1,641.7	$338.2	$572.3	$507.4	$223.8
Purchase obligations	246.6	175.1	32.6	27.6	11.3
Operating leases and charter agreements	208.9	54.6	80.4	50.3	23.6
Capital lease obligations	1.5	0.5	0.9	0.1	—
Long-term debt	254.2	1.5	—	252.7	—
Interest on long-term debt and capital lease obligations (1)	43.6	5.0	19.3	19.3	—
Retirement benefits	117.2	12.1	23.2	23.7	58.2
Uncertain tax positions	3.8	0.7	0.7	1.4	1.0
Totals	$2,517.5	$587.7	$729.4	$882.5	$317.9

(1) We utilize a variable interest rate on our long-term debt, and for presentation purposes we have used an assumed rate of 3%.

We have agreements to purchase the entire or partial production of certain products of our independent growers in Costa Rica, Guatemala, Ecuador, Cameroon, Colombia, Chile, the United States and the Philippines that meet our quality standards. Total purchases under these agreements amounted to $887.2 million, $811.3 million and $744.3 million for 2015, 2014 and 2013, respectively.

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

Exchange Rate Risk

Because we conduct our operations in many areas of the world involving transactions denominated in a variety of currencies, our results of operations as expressed in U.S. dollars may be significantly affected by fluctuations in rates of exchange between currencies. These fluctuations could be significant. Approximately 39% of our net sales and a significant portion of our costs and expenses in 2015 were denominated in currencies other than the dollar. We generally are unable to adjust our non-dollar local currency sales prices to reflect changes in exchange rates between the dollar and the relevant local currency. As a result, changes in exchange rates between the euro, Japanese yen, British pound or other currencies in which we receive sale proceeds and the dollar have a direct impact on our operating results. There is normally a time lag between our sales and collection of the related sales proceeds, exposing us to additional currency exchange rate risk.

To reduce currency exchange rate risk, we generally exchange local currencies for dollars promptly upon receipt. We periodically enter into currency forward contracts as a hedge against a portion of our currency exchange rate exposures; however, we may decide not to enter into these contracts during any particular period. As of January 1, 2016, we had several foreign currency cash flow hedges outstanding. The fair value of these hedges as of that date was a net liability of $11.9 million.

The results of a hypothetical 10% strengthening in the average value of the dollar during 2015 relative to the other currencies in which a significant portion of our net sales are denominated would have resulted in a decrease in net sales of approximately $160 million for the year ended January 1, 2016. This calculation assumes that each exchange rate would change in the same direction relative to the dollar. Our sensitivity analysis of the effects of changes in currency exchange rates does not factor in a potential change in sales levels or any offsetting gains on currency forward contracts.

Interest Rate Risk

As described in Note 11, “Long-Term Debt and Capital Lease Obligations” to the Consolidated Financial Statements, our indebtedness is both variable and fixed rate.

At January 1, 2016, our variable rate total debt had a carrying value of $252.6 million. The fair value of the debt approximates the carrying value because the variable rates approximate market rates. A 10% increase in the interest rate for 2015 would have resulted in a negative impact of approximately $0.3 million on our results of operations for the year ended January 1, 2016.

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

Based on our evaluation under the COSO criteria, our management concluded that our internal control over financial reporting was effective as of January 1, 2016.

The effectiveness of our internal control over financial reporting as of January 1, 2016 has been audited by Ernst & Young LLP, an independent registered certified public accounting firm, as stated in their report that is included elsewhere herein. That report expresses an unqualified opinion on the effectiveness of our internal control over financial reporting.

Fresh Del Monte Produce Inc.

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Shareholders of Fresh Del Monte Produce Inc.

We have audited Fresh Del Monte Produce Inc. and subsidiaries’ internal control over financial reporting as of January 1, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Fresh Del Monte Produce Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Fresh Del Monte Produce Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 1, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fresh Del Monte Produce Inc. and subsidiaries as of January 1, 2016 and December 26, 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended January 1, 2016 of Fresh Del Monte Produce Inc. and subsidiaries and our report dated February 23, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Miami, Florida

February 23, 2016

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Shareholders of Fresh Del Monte Produce Inc.

We have audited the accompanying consolidated balance sheets of Fresh Del Monte Produce Inc. and subsidiaries as of January 1, 2016 and December 26, 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended January 1, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fresh Del Monte Produce Inc. and subsidiaries at January 1, 2016 and December 26, 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 1, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fresh Del Monte Produce Inc. and subsidiaries’ internal control over financial reporting as of January 1, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Miami, Florida

February 23, 2016

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(U.S. dollars in millions, except share and per share data)

	January 1, 2016	December 26, 2014
Assets
Current assets:
Cash and cash equivalents	$24.9	$34.1
Trade accounts receivable, net of allowance of $9.3 and $10.7, respectively	346.1	344.6
Other accounts receivable, net of allowance of $7.9 and $4.5, respectively	71.3	69.0
Inventories, net	481.9	516.1
Deferred income taxes	11.9	12.3
Prepaid expenses and other current assets	49.7	64.8
Total current assets	985.8	1,040.9

Investments in and advances to unconsolidated companies	2.0	2.0
Property, plant and equipment, net	1,215.4	1,170.2
Deferred income taxes	42.6	45.8
Other noncurrent assets	86.6	85.9
Goodwill	263.7	330.5
Total assets	$2,596.1	$2,675.3

Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued expenses	$359.1	$382.1
Current portion of long-term debt and capital lease obligations	1.5	2.2
Deferred income taxes	14.9	18.3
Income taxes and other taxes payable	6.3	6.8
Total current liabilities	381.8	409.4

Long-term debt and capital lease obligations	252.7	264.7
Retirement benefits	86.5	89.8
Other noncurrent liabilities	50.1	49.5
Deferred income taxes	74.1	74.0
Total liabilities	845.2	887.4

Commitments and contingencies

Shareholders' equity:

Preferred shares, $0.01 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.01 par value; 200,000,000 shares authorized; 52,542,965 and 53,899,923 issued and outstanding, respectively	0.5	0.5
Paid-in capital	568.2	546.4
Retained earnings	1,162.3	1,198.4
Accumulated other comprehensive (loss) income	(23.0)	2.6
Total Fresh Del Monte Produce Inc. shareholders' equity	1,708.0	1,747.9
Noncontrolling interests	42.9	40.0
Total shareholders' equity	1,750.9	1,787.9
Total liabilities and shareholders' equity	$2,596.1	$2,675.3

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(U.S. dollars in millions, except share and per share data)

	Year ended
	January 1, 2016	December 26, 2014	December 27, 2013
Net sales	$4,056.5	$3,927.5	$3,683.7
Cost of products sold	3,714.2	3,562.7	3,393.3
Gross profit	342.3	364.8	290.4

Selling, general and administrative expenses	183.9	175.8	176.9
Loss (gain) on disposal of property, plant and equipment	(2.1)	4.3	4.9
Goodwill and trademark impairment charges	66.1	—	99.6
Asset impairment and other charges, net	3.4	11.2	37.1
Operating income (loss)	91.0	173.5	(28.1)

Interest expense	4.3	3.2	2.9
Interest income	0.6	0.6	0.7
Other expense (income), net	7.2	12.0	(13.6)
Income (loss) before income taxes	80.1	158.9	(16.7)

Provision for income taxes	13.7	14.3	17.2
Net income (loss)	$66.4	$144.6	$(33.9)

Less: Net income attributable to noncontrolling interests	4.0	2.2	0.5
Net income (loss) attributable to Fresh Del Monte Produce Inc.	$62.4	$142.4	$(34.4)

Net income (loss) per ordinary share attributable to Fresh Del Monte Produce Inc. - Basic	$1.18	$2.54	$(0.61)

Net income (loss) per ordinary share attributable to Fresh Del Monte Produce Inc. - Diluted	$1.17	$2.53	$(0.61)

Dividends declared per ordinary share	$0.50	$0.50	$0.50

Weighted average number of ordinary shares:
Basic	52,750,212	55,966,531	56,426,294
Diluted	53,199,533	56,347,092	56,426,294

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(U.S. dollars in millions)

	Year ended
	January 1, 2016	December 26, 2014	December 27, 2013
Net income (loss)	$66.4	$144.6	$(33.9)

Other comprehensive income (loss):
Net unrealized (loss) gain on derivatives	(13.3)	28.3	10.3
Net unrealized foreign currency translation (loss)	(14.9)	(12.8)	(0.3)
Net unrealized (loss) on available-for-sale investments	—	—	(2.7)
Net change in retirement benefit adjustment, net of tax	1.6	(9.7)	12.5
Comprehensive income (loss)	39.8	150.4	(14.1)
Less: comprehensive income (loss) attributable to noncontrolling interests	3.0	2.0	(1.2)
Comprehensive income (loss) attributable to Fresh Del Monte Produce Inc.	$36.8	$148.4	$(12.9)

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in millions)

	Year ended
	January 1, 2016	December 26, 2014	December 27, 2013
Operating activities:
Net income (loss)	$66.4	$144.6	$(33.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	72.4	73.3	69.9
Amortization of debt issuance costs	0.5	0.4	0.4
Stock-based compensation expense	16.8	12.4	9.9
Goodwill and trademark impairment charges	66.1	—	99.6
Asset impairment charges, net	3.1	2.2	22.1
Change in uncertain tax positions	0.6	0.2	3.3
Gain on sale of securities	—	—	(2.3)
Loss (gain) on disposal of property, plant and equipment	(2.1)	4.3	4.9
Equity (income) of unconsolidated companies	—	—	(0.1)
Deferred income taxes	0.9	4.7	4.5
Excess tax benefit from stock-based compensation	(1.4)	(0.1)	—
Foreign currency translation adjustment	(6.3)	(4.4)	(2.4)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(9.7)	(20.2)	(45.1)
Inventories	20.2	8.2	(50.6)
Prepaid expenses and other current assets	4.0	(11.9)	(4.5)
Accounts payable and accrued expenses	2.9	17.5	27.4
Other noncurrent assets and liabilities	(3.3)	(0.5)	5.6
Net cash provided by operating activities	231.1	230.7	108.7

Investing activities:
Capital expenditures	(131.6)	(149.1)	(159.5)
Proceeds from sales of property, plant and equipment	6.9	1.6	10.4
Proceeds from sale of securities available for sale	—	—	7.8
Purchase of businesses	—	(12.7)	(20.6)
Net cash used in investing activities	(124.7)	(160.2)	(161.9)

Financing activities:
Borrowings from long-term debt	587.6	628.8	694.5
Payments on long-term debt	(606.6)	(612.5)	(567.2)
Contributions from (distributions to) noncontrolling interests	(1.8)	5.0	3.6
Proceeds from stock options exercised	35.3	48.9	44.0
Excess tax benefit from stock-based compensation	1.4	0.1	—
Repurchase and retirement of ordinary shares	(117.4)	(131.1)	(95.5)
Dividends paid	(26.2)	(27.9)	(28.2)
Net cash (used in) provided by financing activities	(127.7)	(88.7)	51.2

Effect of exchange rate changes on cash	12.1	9.8	4.6
Net (decrease) increase in cash and cash equivalents	(9.2)	(8.4)	2.6
Cash and cash equivalents, beginning	34.1	42.5	39.9
Cash and cash equivalents, ending	$24.9	$34.1	$42.5

Supplemental cash flow information:
Cash paid for interest	$3.6	$2.9	$2.0
Cash paid for income taxes	$3.6	$9.3	$18.2

Non-cash financing and investing activities:
Purchase of businesses	$—	$0.2	$4.1
Retirement of ordinary shares	$104.0	$146.5	$94.0
Purchases of assets under capital lease obligations	$1.1	$0.8	$0.6
Dividends on restricted share units	$(0.4)	(0.1)	—
See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(U.S. dollars in millions, except share data)

	Ordinary Shares Outstanding	Ordinary Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Fresh Del Monte Produce Inc. Shareholders' Equity	Non-Controlling Interests	Total Shareholders' Equity
Balance at December 28, 2012	57,707,385	$0.6	$503.7	$1,316.3	$(24.9)	$1,795.7	$35.7	$1,831.4
Exercises of stock options	1,975,339	—	44.0	—	—	44.0	—	44.0
Issuance of restricted stock awards	26,201	—	—	—	—	—	—	—
Share-based payment expense	—	—	9.9	—	—	9.9	—	9.9
Tax deficiency from share-based compensation, net	—	—	(1.4)	—	—	(1.4)	—	(1.4)
Capital contribution from non-controlling interest	—	—	—	—	—	—	3.6	3.6
Repurchase and retirement of ordinary shares	(3,490,488)	—	(26.1)	(67.9)	—	(94.0)	—	(94.0)
Dividend declared	—	—	—	(28.2)	—	(28.2)	—	(28.2)
Comprehensive income:						—
Net income (loss)	—	—	—	(34.4)	—	(34.4)	0.5	(33.9)
Unrealized gain on derivatives	—	—	—	—	10.3	10.3	—	10.3
Net unrealized loss of available-for-sale- investments	—	—	—	—	(2.7)	(2.7)	—	(2.7)
Net foreign currency translation adjustment	—	—	—	—	1.4	1.4	(1.7)	(0.3)
Change in retirement benefit adjustment	—	—	—	—	12.5	12.5	—	12.5
Comprehensive income (loss)						(12.9)	(1.2)	(14.1)
Balance at December 27, 2013	56,218,437	$0.6	$530.1	$1,185.8	$(3.4)	$1,713.1	$38.1	$1,751.2
Exercises of stock options	1,945,939	—	48.9	—	—	48.9	—	48.9
Issuance of restricted stock awards	26,117	—	—	—	—	—	—	—
Issuance of restricted stock units	287,202	—	—	—	—	—	—	—
Share-based payment expense	—	—	12.4	—	—	12.4	—	12.4
Tax deficiency from share-based compensation, net	—	—	(0.5)	—	—	(0.5)	—	(0.5)
Capital distribution to non-controlling interest	—	—	—	—	—	—	(0.1)	(0.1)
Repurchase and retirement of ordinary shares	(4,577,772)	(0.1)	(44.5)	(101.9)	—	(146.5)	—	(146.5)
Dividend declared	—	—	—	(27.9)	—	(27.9)	—	(27.9)
Comprehensive income:						—
Net income	—	—	—	142.4	—	142.4	2.2	144.6
Unrealized gain on derivatives	—	—	—	—	28.3	28.3	—	28.3
Net foreign currency translation adjustment	—	—	—	—	(12.8)	(12.8)	—	(12.8)
Change in retirement benefit adjustment	—	—	—	—	(9.5)	(9.5)	(0.2)	(9.7)
Comprehensive income						148.4	2.0	150.4
Balance at December 26, 2014	53,899,923	$0.5	$546.4	$1,198.4	$2.6	$1,747.9	$40.0	$1,787.9
Exercises of stock options	1,320,103	—	35.3	—	—	35.3	—	35.3
Issuance of restricted stock awards	21,875	—		—	—	—	—	—
Issuance of restricted stock units	239,624	—	0.4	(0.4)	—	—	—	—
Share-based payment expense	—	—	16.8	—	—	16.8	—	16.8
Excess tax benefit from share-based payments	—	—	1.4	—	—	1.4	—	1.4
Repurchase and retirement of ordinary shares	(2,938,560)	—	(32.1)	(71.9)	—	(104.0)	—	(104.0)
Dividend declared	—	—	—	(26.2)	—	(26.2)	(0.1)	(26.3)
Comprehensive income:						—
Net income	—	—	—	62.4	—	62.4	4.0	66.4
Unrealized gain on derivatives	—	—	—	—	(13.3)	(13.3)	—	(13.3)
Net foreign currency translation adjustment	—	—	—	—	(14.0)	(14.0)	(0.9)	(14.9)
Change in retirement benefit adjustment	—	—	—	—	1.7	1.7	(0.1)	1.6
Comprehensive income						36.8	3.0	39.8
Balance at January 1, 2016	52,542,965	$0.5	$568.2	$1,162.3	$(23.0)	$1,708.0	$42.9	$1,750.9

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

We are required to evaluate events occurring after January 1, 2016, our fiscal year end, for recognition and disclosure in the Consolidated Financial Statements for the year ended January 1, 2016.  Events are evaluated based on whether they represent information existing as of January 1, 2016, which require recognition in the Consolidated Financial Statements, or new events occurring after January 1, 2016, which do not require recognition but require disclosure if the event is significant to the Consolidated Financial Statements.  We evaluated events occurring subsequent to January 1, 2016 through the date of issuance of these Consolidated Financial Statements.

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

VAT are primarily related to purchases by production units and are refunded by the taxing authorities. As of January 1, 2016 and December 26, 2014, $20.6 million and $28.8 million net of allowance of $1.0 million and $0.6 million, respectively, of these amounts were classified as current in other accounts receivable and $19.4 million and $10.8 million, net of allowance of $9.2 million and $12.1 million, respectively, were classified as noncurrent in other noncurrent assets on our Consolidated Balance Sheets.

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

Inventories

Inventories are valued at the lower of cost or market. Cost is computed using the weighted average cost or first-in first-out methods for finished goods, which includes fresh produce and prepared food and the first-in first-out, actual cost or average cost methods for raw materials and packaging supplies. Raw materials and packaging supplies inventory consists primarily of agricultural supplies, containerboard, packaging materials, spare parts and fuel.

Inventories consisted of the following (U.S. dollars in millions):

	January 1, 2016	December 26, 2014
Finished goods	$182.6	$198.7
Raw materials and packaging supplies	140.8	152.6
Growing crops	158.5	164.8
Total inventories	$481.9	$516.1

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

Property, Plant and Equipment and Other Definite-Lived or Long-Lived Assets

Property, plant and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from 10 to 40 years for buildings, five to 20 years for ships and containers, three to 20 years for machinery and equipment, three to seven years for furniture, fixtures and office equipment and five to 10 years for automotive equipment. Leasehold improvements are amortized over the term of the lease, or the estimated useful life of the related asset, whichever is shorter. Definite-lived intangibles are amortized over their useful lives with a weighted average amortization period of 24.1 years.  Amortization expense related to definite-lived intangible assets totaled $0.7 million for 2015, $0.8 million for 2014 and $0.8 million for 2013, and is included in cost of products sold.

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

We recorded charges related to impairment of long-lived assets in 2015, 2014 and 2013 of $3.1 million, $2.2 million and $22.1 million, respectively. Such charges are included in asset impairment and other charges, net in the accompanying Consolidated Statements of Income for the years ended January 1, 2016, December 26, 2014 and December 27, 2013 and as described further in Note 3, “Asset Impairment and Other Charges, Net”.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Summary of Significant Accounting Policies (continued)

Goodwill and Indefinite-Lived Intangible Assets

Our goodwill represents the excess of the purchase price of business combinations over the fair value of the net assets acquired. We assess goodwill and indefinite-lived intangible assets for impairment on an annual basis as of the first day of our fourth quarter, or sooner if events indicate such a review is necessary. Potential impairment exists if the fair value of a reporting unit to which goodwill has been allocated, or the fair value of indefinite-lived intangible assets, is less than their respective carrying values. The amount of the impairment to recognize, if any, is calculated as the amount by which the carrying value of goodwill exceeds its implied fair value or the amount of the carrying value of the intangible asset exceeds its fair value. Future changes in the estimates used to conduct the impairment review, including revenue projections, market values and changes in the discount rate used could cause the analysis to indicate that our goodwill or indefinite-lived intangible assets are impaired in subsequent periods and result in a write-down of a portion or all of goodwill or indefinite-lived intangible assets. The discount rate used is based on independently calculated risks, our capital mix and an estimated market premium.

As a result of our annual impairment test performed in 2015, we recorded a goodwill impairment of $66.1 million representing 100% of the goodwill associated with the 2003 acquisition of the tomato and vegetable business in North America. This impairment was principally due to the failure of this business to meet our expectations due to underperformance.

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

Advertising and Promotional Costs

We expense advertising and promotional costs as incurred. Advertising and promotional costs, which are included in selling, general and administrative expenses, were $17.6 million for 2015, $18.3 million for 2014 and $20.1 million for 2013.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Summary of Significant Accounting Policies (continued)

Debt Issuance Costs

Debt issuance costs relating to long-term debt are amortized over the term of the related debt instrument because the costs are primarily related to our revolving credit facility and are included in other noncurrent assets. Debt issuance cost amortization, which is included in interest expense, was $0.5 million, $0.4 million and $0.4 million for 2015, 2014 and 2013, respectively. See Note 11, “Long-Term Debt and Capital Lease Obligations” for further disclosure on our credit facility.

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

Other expense, net, in the accompanying Consolidated Statements of Income includes a net foreign exchange loss of $5.9 million, $10.8 million and $2.6 million for 2015, 2014 and 2013, respectively. These amounts include the effect of foreign currency remeasurement and realized foreign currency transaction gains and losses.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Summary of Significant Accounting Policies (continued)

Other (Income) Expense, Net

In addition to foreign currency gains and losses described above, other (income) expense, net, also consists of equity income/losses of unconsolidated companies, and other items of non-operating income and expenses.

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

See Note 19, “Fair Value Measurements” for more information.

Share-Based Compensation

We account for share-based compensation expense consistent with ASC guidance on “Compensation – Stock Compensation”. Our share-based payments are composed entirely of stock-based compensation expense as all equity awards granted to employees and members of our Board of Directors, each of whom meets the definition of an employee under the provisions of the ASC, are stock options, restricted stock awards and restricted stock units.  We use the Black-Scholes option pricing model to estimate the fair value of stock options granted. We recognize share-based compensation expense over the requisite service period, which is generally the vesting period of each award.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Summary of Significant Accounting Policies (continued)

We use derivative financial instruments primarily to reduce our exposure to adverse fluctuations in foreign exchange rates. On entry into a derivative instrument, we formally designate and document the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction. Derivatives are recorded in the Consolidated Balance Sheets at fair value in prepaid expenses and other current assets, other noncurrent assets, accounts payable and accrued expenses or other noncurrent liabilities, depending on whether the amount is an asset or liability and is of a short-term or long-term nature. In addition, the earnings impact resulting from our derivative instruments is recorded in the same line item within the Consolidated Statements of Income as the underlying exposure being held. We also classify the cash flows from our cash flow hedges in the same category as the items being hedged on our Consolidated Statements of Cash Flows based on the fact that our cash flow hedges don't contain an other-than-insignificant financing element at inception. The fair values of derivatives used to hedge or modify our risks fluctuate over time.

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

See Note 14, “Retirement and Other Employee Benefits” for more information.

New Accounting Pronouncements

In November 2015, the FASB issued an Accounting Standards Update ("ASU"), which simplifies the presentation of deferred taxes by requiring that deferred tax assets and liabilities be presented as noncurrent on the balance sheet. The standard is effective for us beginning the first day of our 2017 fiscal year. Early adoption is permitted. We are evaluating the impact of adoption of this ASU on our financial condition, result of operations and cash flows, but do not expect this ASU to have a significant effect.

In September 2015, the FASB issued an ASU, which simplifies the accounting for measurement period adjustments in business combinations. The guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The standard is effective for us beginning the first day of our 2016 fiscal year. Early adoption is permitted. We expect that this ASU will have an effect on future acquisitions occurring after adoption.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Summary of Significant Accounting Policies (continued)

In April 2015, the FASB issued an ASU which changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The amendment in this ASU is effective for us beginning the first day of our 2016 fiscal year. Early adoption is permitted. We are evaluating the impact of adoption of this ASU on our financial condition, result of operations and cash flows, but do not expect this ASU to have a significant effect.

In April 2015, the FASB issued an ASU which provides a practical expedient to measure defined benefit plans assets and obligations using the month-end that is closest to the entity's fiscal year-end. Further, if a contribution or significant event occurs between the month-end date used to measure defined benefit plan asset and obligations and an entity's fiscal year-end, the entity should adjust the measurement of defined plan assets and obligations to reflect those contributions of significant events. However, an entity should not adjust the measurement of defined benefit plan asset and obligations for other events that occur between the month-end measurement and the entity's fiscal year-end that are not caused by the entity. The amendment in this ASU is effective for us beginning the first day of our 2016 fiscal year. Early adoption is permitted. We are evaluating the impact of adoption of this ASU on our financial condition, result of operations and cash flows, but do not expect this ASU to have a significant effect.

In February 2015, the FASB issued an ASU which amends certain requirements in the ASC guidance on “Consolidation” for determining whether a variable interest entity must be consolidated. The amendment in this ASU is effective for us beginning the first day of our 2016 fiscal year. Early adoption is permitted. We are evaluating the impact of adoption of this ASU on our financial condition, result of operations and cash flows, but do not expect this ASU to have a significant effect.

In August 2014, the FASB issued an ASU related to how a reporting entity must report its going-concern uncertainties in their financial statements. The new standard requires that management perform interim and annual assessments of its ability to continue as a going concern within one year of the date of issuance of its financial statements. We would be required to provide certain disclosure if there is "substantial doubt about our ability to continue as a going concern." According to the FASB, this update is meant to enhance the timeliness, clarity, and consistency of related disclosure and improve convergence with International Financial Reporting Standards, which emphasize management's responsibility for performing the going concern assessment. The amendment in this ASU is effective for us for year end 2016 and interim periods thereafter. Early adoption is permitted. We are evaluating the impact of adoption of this ASU on our financial disclosures, but don't expect this ASU to have a significant effect.

In June 2014, the FASB issued an ASU related to stock compensation. The new standard requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. The update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The amendments in this ASU is effective for us beginning the first interim period of our 2016 fiscal year and can be applied either prospectively or retrospectively to all awards outstanding as of the beginning of the earliest annual period presented as an adjustment to opening retained earnings. Early adoption is permitted. We are evaluating the impact of adoption of this ASU on our financial condition, result of operations and cash flows.

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
The amendments in this ASU is effective for us beginning the first day of our 2017 fiscal year. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition method. We are evaluating the impact of adoption of this ASU on our financial condition, results of operations and cash flows.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Asset Impairment and Other Charges, Net

We recorded asset impairment and other charges, net totaling $3.4 million for 2015, $11.2 million for 2014 and $37.1 million for 2013, which were the result of exit activities, asset impairments and other charges.

The following represents the detail of asset impairment and exit activity and other charges, net for the year ended January 1, 2016 by reportable segment (U.S. dollars in millions):

	Long-lived and other asset impairment	Exit activity and other charges (credits)	Total
Banana segment:
Guatemala banana production assets held for sale	$1.0	$—	$1.0
European Union Antitrust settlement gain	—	(0.8)	(0.8)
United Kingdom contract termination on leased facilities	—	0.4	0.4
Other fresh produce segment:
Chile farm asset impairment due to adverse weather conditions	1.9	1.4	3.3
Adjustment of previously accrued environmental liability in Hawaii, net of other charges	—	(0.8)	(0.8)
Other fresh produce segment charges (credits)	—	0.1	0.1
Prepared food segment:
Other prepared food segment charges	0.2	—	0.2
Total asset impairment and other charges, net	$3.1	$0.3	$3.4

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Asset Impairment and Other Charges, Net (continued)

The following represents the detail of asset impairment and exit activity charges (credits), net for the year ended December 27, 2013 by reportable segment (U.S. dollars in millions):

	Long-lived and other asset impairment (credits)	Exit activity and other charges (credits)	Total
Banana segment:
Brazil termination of employee benefits due to decision to discontinue banana exports	$11.4	$—	$11.4
United Kingdom gain on sale of previously impaired under-utilized facility	(2.5)	—	(2.5)
United Kingdom contract termination costs	—	0.2	0.2
Costa Rica closure of certain banana plantations	4.3	—	4.3
Germany closure of under-utilized distribution centers	0.7	1.9	2.6
Cameroon termination of employee benefits due to restructuring	—	0.8	0.8
Philippines closure of certain banana plantations	0.7	—	0.7
Poland closure of under-utilized distribution centers	—	0.2	0.2
Other fresh produce segment:
Brazil previously announced decision to discontinue pineapple and melon operations	7.1	—	7.1
Chile farm adverse weather condition damages	0.1	—	0.1
United Kingdom termination of employee benefits due to fresh-cut restructuring	—	0.7	0.7
Central America watermelon farm closure	0.3	—	0.3
North America settlement of unfavorable outcome to breach of contract litigation	—	9.0	9.0
North America unfavorable litigation related to class action lawsuit on unpaid wages	—	2.2	2.2
Reversal of previously accrued exit activity charges in Hawaii	—	(0.2)	(0.2)
Prepared food segment:
France termination of employee benefits due to restructuring	—	0.2	0.2
Total asset impairment and other charges, net	$22.1	$15.0	$37.1

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following represents the roll forward of exit activity and other reserves for the year ended January 1, 2016 (U.S. dollars in millions):

	Exit activity and other reserve balance at December 26, 2014	Impact to Earnings	Cash Paid	Foreign Exchange Impact	Exit activity and other reserve balance at January 1, 2016
Termination benefits	$0.1	$0.1	$(0.2)	$—	$—
Contract termination and other exit activity charges	2.5	0.4	(2.2)	0.4	1.1
	$2.6	$0.5	$(2.4)	$0.4	$1.1

The exit activity and other reserve balance at January 1, 2016 relates to contract termination costs for an underutilized banana facility in the United Kingdom. We do not expect additional charges related to the exit and other activities mentioned above that would significantly impact our results of operations or financial condition.

Exit activity and other reserves are recorded in the Consolidated Balance Sheets in accounts payable and accrued expenses, for the current portion and other noncurrent liabilities for the noncurrent portion.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments in Unconsolidated Companies

Investments in unconsolidated companies accounted for under the equity method amounted to $1.6 million for both years, January 1, 2016 and December 26, 2014, these amounts are included in other noncurrent assets, and consisted of the following:

Company	Business	Ownership Interest	Accounting Method
Melones De Costa Rica, S.A.	Land lessor	50%	Equity
Hacienda Filadelfia, S.A.	Land lessor	50%	Equity

There were no purchases from unconsolidated companies in 2015, 2014 and 2013. Our portion of income (losses) in unconsolidated companies were not significant and are included in other income (expense), net. There were no dividends received from unconsolidated subsidiaries in 2015, 2014 and 2013.

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

One of our Del Monte Gold® Extra Sweet pineapple producers meets the definition of a VIE pursuant to the ASC guidance on “Consolidation” and is consolidated. Our variable interest in this entity includes an equity investment and certain debt guarantees.  All of this entity’s pineapple production is sold to us. Based on the criteria of this ASC, as amended, we are the primary beneficiary of this entity’s expected residual returns or losses in excess of our ownership interest. Although we are the primary beneficiary, the VIE’s creditors do not have recourse against our general credit. At January 1, 2016, the VIE had total assets of $37.4 million and total liabilities of $8.2 million. The VIE had long-term debt of $1.4 million, which is collateralized by its property, plant and equipment and further guaranteed by a $1.4 million standby letter of credit issued by us.  As of January 1, 2016, the VIE is current on the guaranteed long-term debt. There are no other restrictions on the assets of the VIE.

We have provided funding for capital investments in the VIE in proportion to our voting interest. We may from time to time in the future provide additional funding for capital investments in the VIE.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Property, Plant and Equipment, Net

Property, plant and equipment consisted of the following (U.S. dollars in millions):

	January 1, 2016	December 26, 2014
Land and land improvements	$639.1	$612.6
Buildings and leasehold improvements	498.4	469.7
Machinery and equipment	502.7	483.8
Maritime equipment (including containers)	179.3	177.2
Furniture, fixtures and office equipment	85.2	79.0
Automotive equipment	57.1	57.0
Construction-in-progress	66.0	67.8
	2,027.8	1,947.1
Less: accumulated depreciation and amortization	(812.4)	(776.9)
Property, plant and equipment, net	$1,215.4	$1,170.2

Depreciation and amortization expense on property, plant and equipment, including assets under capital leases, was $71.6 million for 2015, $72.5 million for 2014 and $68.7 million for 2013.

Shipping containers, machinery and equipment and automotive equipment under capital leases totaled $2.4 million at January 1, 2016 and $1.9 million at December 26, 2014. Accumulated amortization for assets under capital leases was $1.3 million at January 1, 2016 and $1.0 million at December 26, 2014.

The loss (gain) on sales of property, plant and equipment included a gain of $2.1 million for 2015, a loss of $4.3 million for 2014 and a loss of $4.9 million for 2013. In 2015, the gain of $2.1 million consisted primarily of the sale of two refrigerated vessels. In 2014 the loss of $4.3 million and in 2013 the loss of $4.9 million was primarily related to the disposal of low-yielding banana plants in Central America in order to replant and improve productivity, partially offset by a gain on the disposal of a refrigerated vessel and other surplus equipment.

Acquisitions and Asset Purchase

During December 2014, we completed the acquisitions of two pineapple plantations in Costa Rica of approximately 1,370 total acres consisting of agricultural production land, packing houses and farm equipment. The purchase price for these business combinations was $12.8 million. Goodwill represents the excess purchase price above the fair market value of the net assets acquired of $0.2 million, which was not significant.

During March 2014, we acquired approximately 2,600 total acres of agricultural production land in Florida to be used for the production of tomatoes. The assets were acquired using operating cash flows and available borrowings under the Credit Facility (as defined in Note 11), for a purchase price of approximately $16.0 million and was accounted for as an asset purchase.

The acquisitions of the pineapple farms in Costa Rica were accounted for under the acquisition method as described in the ASC on "Business Combinations".

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Goodwill and Other Intangible Assets

The following table reflects our indefinite-lived intangible assets, including goodwill and our definite-lived intangible assets along with related accumulated amortization by major category (U.S. dollars in millions):

	January 1, 2016	December 26, 2014
Goodwill	$263.7	$330.5
Indefinite-lived intangible assets:
Trademarks	44.4	44.6
Definite-lived intangible assets:
Definite-lived intangible assets	9.7	9.7
Accumulated amortization	(6.5)	(5.8)
Definite-lived intangible assets, net	3.2	3.9
Goodwill and other intangible assets, net	$311.3	$379.0

Indefinite-lived and definite-lived intangible assets are included in other noncurrent assets in the Consolidated Balance Sheets.

The following table reflects the changes in the carrying amount of goodwill by business segment (U.S. dollars in millions):

	Bananas	Other fresh produce		Prepared food	Totals
Goodwill	$65.2	$285.6		$78.3	$429.1
Accumulated impairment losses	—	(22.0)		(75.7)	(97.7)
Balance at December 27, 2013	$65.2	$263.6		$2.6	$331.4

Acquisitions	—	0.2	(1)	—	0.2
Foreign exchange and other	(0.6)	(0.5)		—	(1.1)

Goodwill	$64.6	$285.3		$78.3	$428.2
Accumulated impairment losses	—	(22.0)		(75.7)	(97.7)
Balance at December 26, 2014	$64.6	$263.3		$2.6	$330.5

Tomato and vegetable goodwill impairment	—	(66.1)		—	(66.1)
Foreign exchange and other	—	(0.7)		—	(0.7)

Goodwill	$64.6	$284.6		$78.3	$427.5
Accumulated impairment losses	—	(88.1)		(75.7)	(163.8)
Balance at January 1, 2016	$64.6	$196.5		$2.6	$263.7

(1) See Note 6, "Property, Plant and Equipment, Net" for further discussion on acquisitions.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Goodwill and Other Intangible Assets (continued)

Results of Impairment Tests

In accordance with the ASC guidance on “Goodwill and Other Intangible Assets”, we review goodwill for impairment on an annual basis or earlier if indicators of impairment arise. Based on the annual impairment review of goodwill performed as of the first day of our fourth quarter in 2015 and due to the failure of the tomato and vegetable business in North America to meet our expectations, we wrote-off $66.1 million of goodwill, which was related to the 2003 tomato and vegetable business acquisition. We determined that there was no remaining implied fair value of goodwill for the tomato and vegetable business utilizing the discounted cash flow method, an income approach valuation method, which indicates the fair value of a business based on the cash flows that the business can be expected to generate. The implied fair value of goodwill, if any, is determined by comparing the value of the business using the discounted cash flow method to the fair value of the net assets of that business.

As a result of our annual impairment test performed during 2013 and due to the failure of the prepared food business to meet our expectations, we recorded $99.6 million of asset impairment charges, of which $75.7 million and $23.9 million related to the impairment of this unit's goodwill and the perpetual, royalty-free licenses to use the DEL MONTE® brand trademarks, respectively, related to our 2004 acquisition of Prepared Foods in Europe, Africa, the Middle East and the countries formerly part of the Soviet Union. The remaining goodwill in the prepared foods reporting unit of $2.6 million relates to our Poultry business.
The fair value of the banana reporting unit's goodwill and the prepared food unit’s remaining trade names and trademarks are highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets.  The following table highlights the sensitivities of the goodwill and indefinite-lived intangibles at risk as of January 1, 2016  (U.S. dollars in millions):

	Banana Reporting Unit Goodwill	Remaining DEL MONTE® Trade Names and Trademarks
Carrying value of indefinite-lived intangible assets	$64.6	$41.6

Approximate percentage by which the fair value exceeds the carrying value based on annual impairment test as of 1st day of fourth quarter	8.0%	4.2%

Amount that a one percentage point increase in the discount rate and a 5% decrease in cash flows would cause the carrying value to exceed the fair value and trigger a fair valuation	$48.1	$1.7

See Note 3, “Asset Impairment and Other Charges, Net” and Note 19, "Fair Value Measurements" for further discussion related to impairments of intangible assets occurring during 2015 and 2013.

The estimated amortization expense related to definite-lived intangible assets for the five succeeding years is as follows (U.S. dollars in millions):

2016	$0.8
2017	0.8
2018	0.4
2019	0.1
2020	0.1

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

The following table details the advances to growers and suppliers along with the related allowance for doubtful accounts (U.S. dollars in millions):

	January 1, 2016		December 26, 2014
	Current	Noncurrent	Current	Noncurrent
Gross advances to growers and suppliers	$41.7	$0.3	$33.5	$0.6
Allowance for advances to growers and suppliers	(2.1)	—	(2.4)	—
Net advances to growers and suppliers	$39.6	$0.3	$31.1	$0.6

The current and noncurrent portions of the financing receivables included above are classified in the Consolidated Balance Sheets in other accounts receivable and other noncurrent assets, respectively.

The following table details the credit risk profile of the above listed financing receivables (U.S. dollars in millions):

	Current Status	Fully Reserved	Total
Gross advances to growers and suppliers:
January 1, 2016	$39.9	$2.1	$42.0
December 26, 2014	31.7	2.4	34.1

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Financing Receivables (continued)

The allowance for doubtful accounts and the related financing receivables for the years ended January 1, 2016 and December 26, 2014 were as follows (U.S. dollars in millions):

	January 1, 2016	December 26, 2014
Allowance for advances to growers and suppliers:
Balance, beginning of period	$2.4	$3.3
Provision for uncollectible amounts	0.2	0.5
Deductions to allowance including recoveries	(0.5)	(1.4)
Balance, end of period	$2.1	$2.4

9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (U.S. dollars in millions):

	January 1, 2016	December 26, 2014
Trade payables	$174.1	$167.1
Accrued fruit purchases	14.5	14.1
Vessel and port operating expenses	17.0	19.6
Warehouse and distribution costs	24.1	31.0
Payroll and employee benefits	58.9	64.3
Accrued promotions	17.1	16.6
Other accrued expenses	53.4	69.4
Accounts payable and accrued expenses	$359.1	$382.1

Other accrued expenses are primarily composed of accruals for purchases received but not invoiced and other accruals, none of which individually exceed 5% of current liabilities.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Income Taxes

The provision for income taxes consisted of the following (U.S. dollars in millions):

	Year ended
	January 1, 2016	December 26, 2014	December 27, 2013
Current:
U.S. federal income tax	$4.7	$3.1	$4.6
State	0.5	0.9	1.0
Non-U.S.	7.6	5.6	8.9
	12.8	9.6	14.5
Deferred:
U.S. federal income tax	1.6	3.1	0.8
State	0.3	0.4	0.1
Non-U.S.	(1.0)	1.2	1.8
	0.9	4.7	2.7
	$13.7	$14.3	$17.2

Income (loss) before income taxes consisted of the following (U.S. dollars in millions):

	Year ended
	January 1, 2016	December 26, 2014	December 27, 2013
U.S.	$(49.4)	$19.9	$21.4
Non-U.S.	129.5	139.0	(38.1)
	$80.1	$158.9	$(16.7)

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Income Taxes (continued)

The differences between the reported provision for income taxes and income taxes computed at the U.S. statutory federal income tax rate are explained in the following reconciliation (U.S. dollars in millions):

	Year ended
	January 1, 2016	December 26, 2014	December 27, 2013
Income tax provision (benefit) computed at the U.S. statutory federal rate	$28.0	$55.6	$(5.9)
Effect of tax rates on non-U.S. operations	(112.9)	(50.8)	(33.5)
Provision for uncertain tax positions	0.6	0.2	3.3
Non-deductible interest	—	(0.1)	23.6
Foreign exchange	(17.2)	(5.6)	(6.6)
Non-deductible intercompany charges	(0.3)	0.4	0.2
Non-deductible differences	0.6	2.1	0.9
Non-taxable income/loss	(2.2)	(2.4)	(1.0)
Non-deductible expenses	—	—	0.5
Non-deductible goodwill impairment	23.1	—	16.3
Adjustment to deferred balances	(1.2)	(0.2)	2.5
Other	(0.4)	(1.2)	0.1
Other taxes in lieu of income	1.3	—	2.3
Change in deferred rate	1.4	(0.8)	1.4
Tax credits	—	(0.3)	(2.0)
Increase in valuation allowance (1)	92.9	17.4	15.1
Provision for income taxes	$13.7	$14.3	$17.2

_____________
(1) The increase in valuation allowance includes effects of foreign exchange and adjustments to deferred tax balances which were fully offset by valuation allowance.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Income Taxes (continued)

Deferred income tax assets and liabilities consisted of the following (U.S. dollars in millions):

	January 1,	December 26,
Deferred tax liabilities:	2016	2014
Current:
Allowances and other accrued liabilities	$(0.9)	$(2.7)
Inventories	(14.0)	(15.6)
Total current deferred tax liabilities	(14.9)	(18.3)

Noncurrent:
Property, plant and equipment	(64.6)	(64.7)
Equity in earnings of unconsolidated companies	(0.2)	(0.2)
Pension	(2.9)	(2.8)
Other noncurrent deferred tax liabilities	(6.4)	(6.3)

Total noncurrent deferred tax liabilities	(74.1)	(74.0)
Total current and noncurrent deferred tax liabilities	$(89.0)	$(92.3)

Deferred tax assets:
Current:
Net operating loss carryforwards	$6.8	$6.4
Allowances and other accrued assets	11.3	13.2
Inventories	5.0	4.8
Total current deferred tax assets	23.1	24.4
Valuation allowance	(11.2)	(12.1)
Total net current deferred tax assets	11.9	12.3

Noncurrent:
Pension liability	21.1	22.1
Property, plant and equipment	2.0	2.4
Post-retirement benefits other than pension	0.7	0.3
Net operating loss carryforwards	209.1	158.8
Capital loss carryover	3.0	3.5
Other noncurrent assets	21.3	26.1
Total noncurrent deferred tax assets	257.2	213.2
Valuation allowance	(214.6)	(167.4)
Total net noncurrent deferred tax assets	42.6	45.8

Total deferred tax assets, net	$54.5	$58.1

Net deferred tax liabilities	$(34.5)	$(34.2)

The valuation allowance increased by $46.3 million in 2015 and decreased by $0.9 million in 2014.  The increase in 2015 relates primarily to valuation allowance on additional net operating loss carryforwards offset by the effect of a change in judgment about our ability to realize deferred tax assets in future years, due to our current and foreseeable operations. The decrease in 2014 related primarily to valuation allowance on reductions in net operating loss carryforwards offset by the effect of a change in judgment about our ability to realize deferred tax assets in future years, due to our current and foreseeable operations.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Income Taxes (continued)

At January 1, 2016, the valuation allowance includes $2.0 million for which subsequently recognized tax benefits will be recognized directly in contributed capital.

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

At January 1, 2016, we had approximately $765.4 million of federal and foreign tax operating loss carry-forwards expiring as follows (U.S. dollars in millions):

Expires:
2016	$21.0
2017	29.3
2018	5.8
2019	0.5
2020 and beyond	31.3
No expiration	677.5
$765.4

A reconciliation of the beginning and ending amount of uncertain tax positions excluding interest and penalties is as follows (U.S. dollars in millions):

	January 1, 2016	December 26, 2014	December 27, 2013
Beginning balance	$3.5	$3.0	$4.1
Gross decreases - tax position in prior period	—	—	(0.2)
Gross increases - current-period tax positions	0.8	0.5	1.4
Settlements	—	—	(2.3)
Lapse of statute of limitations	(0.4)	—	—
Ending balance	$3.9	$3.5	$3.0

We had accrued $3.5 million in 2015 and $3.0 million in 2014, for uncertain tax positions, that, if recognized would affect the effective income tax rate. Included in 2015 is an uncertain tax position of $0.7 million that is expected to reverse in the next 12 months.

The tax years 2012-2015 remain subject to examination by taxing authorities throughout the world in major jurisdictions, such as Costa Rica, Luxembourg, Switzerland and the United States.

We classify interest and penalties on uncertain tax positions as a component of income tax expense in the Consolidated Statements of Income.  Accrued interest and penalties related to uncertain tax positions as of January 1, 2016 is $0.7 million and is included in other noncurrent liabilities.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Long-Term Debt and Capital Lease Obligations

The following is a summary of long term-debt and capital lease obligations (U.S. dollars in millions):

	January 1, 2016	December 26, 2014
Senior unsecured revolving credit facility (see Credit Facility below)	$251.2	$262.5
Various other notes payable	1.4	3.4
Capital lease obligations	1.6	1.0
Total long-term debt and capital lease obligations	254.2	266.9
Less: Current portion	(1.5)	(2.2)
Long-term debt and capital lease obligations	$252.7	$264.7

Credit Facility

On April 16, 2015, we entered into a five-year $800 million syndicated senior unsecured revolving credit facility maturing on April 15, 2020 (the "Credit Facility") with Bank of America, N.A. as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Inc. as sole lead arranger and sole book manager. Borrowings under the Credit Facility bear interest at a spread over LIBOR that varies with our leverage ratio. The Credit Facility also includes a swing line facility and a letter of credit facility. We capitalized $1.7 million of debt issuance costs, which are included in other nonconcurrent assets on our Consolidated Balance Sheets.

On June 22, 2015, we entered into a renewable 364-day, $25.0 million commercial and stand-by letter of credit facility with Rabobank Nederland.

The following is a summary of the material terms of the Credit Facility and other working capital facilities (U.S. dollars in millions):

	Term	Maturity Date	Interest Rate at January 1, 2016	Borrowing Limit	Available Borrowings at January 1, 2016
Bank of America credit facility	5.0 years	April 15, 2020	1.39%	$800.0	$548.8
Rabobank letter of credit facility	364 days	June 21, 2016	Varies	25.0	11.5
Other working capital facilities	Varies	Varies	Varies	17.9	9.8
				$842.9	$570.1

The current margin for LIBOR advances is 1.0%. We intend to use funds borrowed under the Credit Facility from time to time for general corporate purposes, which may include the repayment, redemption or refinancing of our existing indebtedness, working capital needs, capital expenditures, funding of possible acquisitions, possible share repurchases and satisfaction of other obligations.

The Credit Facility requires us to comply with financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers. As of January 1, 2016, we were in compliance with all of the covenants contained in the Credit Facility. The Credit Facility is unsecured as long as we maintain a certain leverage ratio and is guaranteed by certain of the our subsidiaries. The Credit Facility permits borrowings under the revolving commitment with an interest rate determined based on our leverage ratio and spread over LIBOR. In addition, we pay a fee on unused commitments.

At January 1, 2016, we applied $13.5 million to the Rabobank Nederland letter of credit facility, in respect of certain contingent obligations and other governmental agency guarantees combined with guarantees for purchases of raw materials and equipment and other trade related letters of credit. The letter of credit facility includes $1.4 million relating to a debt guarantee for a VIE. We also had $15.2 million in other letter of credit and bank guarantees not included in the Rabobank or Bank of America letter of credit facilities. Refer to Note 5, "Variable Interest Entities", for further discussion of VIEs.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Long-Term Debt and Capital Lease Obligations (continued)

Maturities of long-term debt and capital lease obligations during the next five years are (U.S. dollars in millions):

Fiscal Years	Long-Term Debt	Capital Leases	Totals
2016	$6.1	$0.7	$6.8
2017	8.7	0.5	9.2
2018	10.6	0.5	11.1
2019	13.8	0.2	14.0
2020	256.7	—	256.7
	295.9	1.9	297.8
Less: Amounts representing interest (1)	(43.3)	(0.3)	(43.6)
	252.6	1.6	254.2
Less: Current portion	$(1.0)	$(0.5)	$(1.5)

Totals, net of current portion of long-term debt and capital lease obligations	$251.6	$1.1	$252.7

(1) We utilize a variable interest rate on our long-term debt, and for presentation purposes we have used an assumed rate of 3%.

Cash payments of interest on long-term debt, net of amounts capitalized, were $3.6 million for 2015, $2.9 million for 2014 and $2.0 million for 2013. Capitalized interest expense was $0.8 million for 2015, $0.8 million for 2014 and $0.5 million for 2013.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Net Income Per Ordinary Share

Basic net income per share is computed using the weighted average number of common shares outstanding for the period.
Basic and diluted net income per ordinary share is calculated as follows (U.S. dollars in millions, except share and per share data):

	Year ended
	January 1, 2016	December 26, 2014	December 27, 2013
Numerator:
Net income (loss) attributable to Fresh Del Monte Produce Inc.	$62.4	$142.4	$(34.4)

Denominator:
Weighted average number of ordinary shares - Basic	52,750,212	55,966,531	56,426,294
Effect of dilutive securities - employee stock options	449,321	380,561	—
Weighted average number of ordinary shares - Diluted	53,199,533	56,347,092	56,426,294

Antidilutive Options and Awards (1)	40,506	696,075	4,066,160

Net income per ordinary share attributable to
Fresh Del Monte Produce Inc.:
Basic	$1.18	$2.54	$(0.61)
Diluted	$1.17	$2.53	$(0.61)

(1) Options to purchase shares of common stock and unvested RSU's and PSU's not included in the calculation of Net income per ordinary share because the effect would have been anti-dilutive.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.  Accumulated Other Comprehensive (Loss) Income

The following table includes the changes in accumulated other comprehensive income (loss) by component under the ASC on “Comprehensive Income” for the years ended January 1, 2016 and December 26, 2014 (U.S. dollars in millions):

	Changes in Accumulated Other Comprehensive (Loss) Income by Component (1)
	Changes in Fair Value of Effective Cash Flow Hedges	Foreign Currency Translation Adjustment		Retirement Benefit Adjustment		Total
Balance at December 27, 2013	$(3.1)	$12.0		$(12.3)		$(3.4)
Other comprehensive (loss) income before reclassifications	32.9	(12.8)	(2)	(10.7)	(3)	9.4
Amounts reclassified from accumulated other comprehensive (loss) income	(4.6)	—		1.2		(3.4)
Net current period other comprehensive (loss) income	28.3	(12.8)		(9.5)		6.0
Balance at December 26, 2014	$25.2	$(0.8)		$(21.8)		$2.6
Other comprehensive (loss) income before reclassifications	26.4	(14.0)	(2)	0.2	(3)	12.6
Amounts reclassified from accumulated other comprehensive (loss) income	(39.7)	—		1.5		(38.2)
Net current period other comprehensive (loss) income	(13.3)	(14.0)		1.7		(25.6)
Balance at January 1, 2016	$11.9	$(14.8)		$(20.1)		$(23.0)

(1) All amounts are net of tax and noncontrolling interests.
(2) Include losses of $4.5 million and $3.5 million on intra-entity foreign currency transactions that are of a long-term-investment nature; also include losses of $0.9 million and $0.2 million for the years ended January 1, 2016 and December 26, 2014 related to noncontrolling interest.
(3) Include losses of $0.1 million and $0.2 million for the years ended January 1, 2016 and December 26, 2014 related to noncontrolling interest for retirement benefit adjustments.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.  Accumulated Other Comprehensive (Loss) Income (continued)

The following table includes details about amounts reclassified from accumulated other comprehensive income (loss) by component for the years ended January 1, 2016 and December 26, 2014 (U.S. dollars in millions):

	January 1, 2016	December 24, 2014
Details about accumulated other comprehensive (loss) income components	Amount reclassified from accumulated other comprehensive (loss) income	Amount reclassified from accumulated other comprehensive (loss) income	Affected line item in the statement where net income is presented
Changes in fair value of effective cash flow hedges:
Foreign currency cash flow hedges	$(39.0)	$(4.6)	Sales
Foreign currency cash flow hedges	(0.7)	—	Cost of sales
Total	$(39.7)	$(4.6)

Amortization of retirement benefits:
Actuarial losses	$1.1	$0.2	Selling, general and administrative expenses
Actuarial losses	0.4	1.0	Cost of sales
Total	$1.5	$1.2

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Retirement and Other Employee Benefits (continued)

The following table sets forth a reconciliation of benefit obligations, plan assets and funded status for our defined benefit pension plans and post-retirement plans as of January 1, 2016 and December 26, 2014, which are also their measurement dates (U.S. dollars in millions):

	Pension plans (1)				Post-retirement plans
	January 1, 2016		December 26, 2014		January 1, 2016	December 26, 2014
	U.S.	U.K.	U.S.	U.K.	Central America	Central America
Change in Benefit Obligation:
Beginning benefit obligation	$19.3	$63.7	$17.4	$62.4	$58.1	$50.9
Service cost	—	—	—	—	5.8	5.2
Interest cost	0.7	2.2	0.7	2.7	3.7	3.6
Actuarial loss (gain)	(1.0)	(1.5)	2.6	4.7	(1.6)	4.1
Benefits paid	(1.4)	(2.3)	(1.4)	(2.3)	(8.1)	(5.7)
Exchange rate changes (2)	—	(3.3)	—	(3.8)	(0.1)	—
Ending benefit obligation	17.6	58.8	19.3	63.7	57.8	58.1

Change in Plan Assets:
Beginning fair value	14.1	55.4	14.2	54.9	—	—
Actual return on plan assets	(0.1)	1.1	0.8	3.8	—	—
Company contributions	0.8	2.2	0.5	2.3	8.1	5.7
Benefits paid	(1.4)	(2.3)	(1.4)	(2.3)	(8.1)	(5.7)
Exchange rate changes (2)	—	(3.0)	—	(3.3)	—	—
Ending fair value	13.4	53.4	14.1	55.4	—	—

Amounts recognized in the Consolidated Balance Sheets:
Accounts payable and accrued expenses (current liability)	—	—	—	—	6.7	6.2
Retirement benefits liability (noncurrent liability)	4.1	5.5	5.2	8.4	51.1	51.9
Net amount recognized in the
Consolidated Balance Sheets	$4.1	$5.5	$5.2	$8.4	$57.8	$58.1

Amounts recognized in Accumulated other comprehensive income (loss)(3):
Net actuarial (loss) gain	(9.3)	2.1	(9.7)	2.5	(14.1)	(16.9)
Net amount recognized in
Accumulated other comprehensive (loss) income	$(9.3)	$2.1	$(9.7)	$2.5	$(14.1)	$(16.9)

(1)	The accumulated benefit obligation is the same as the projected benefit obligation.

(2)
The exchange rate difference included in the reconciliation of the change in benefit obligation and the change in plan assets above results from currency fluctuations of the U.S. dollar relative to the British pound for the U.K. plan and the U.S. dollar versus Central American currencies such as the Costa Rican colon and Guatemalan quetzal for the Central American plans as of January 1, 2016 and December 26, 2014, when compared to the previous year.

(3)	We had accumulated other comprehensive income of $4.2 million as of January 1, 2016 and $5.1 million as of December 26, 2014 related to tax effect of unamortized pension gains.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Retirement and Other Employee Benefits (continued)

The following table provides a roll forward of the accumulated other comprehensive income ("AOCI") balances (U.S. dollars in millions):

	Pension plans				Post-retirement plans
	Year ended				Year ended
	January 1, 2016		December 26, 2014		January 1, 2016	December 26, 2014
Reconciliation of AOCI	U.S.	U.K.	U.S.	U.K.	Central America	Central America
AOCI (loss) gain at beginning of plan year	$(9.7)	$2.5	$(7.2)	$7.2	$(16.9)	$(14.0)
Amortization of net losses recognized during the year	0.4	—	0.3	(0.1)	1.2	0.9
Net (losses) gains occurring during the year	—	(0.3)	(2.8)	(4.5)	1.6	(4.1)
Currency exchange rate changes	—	(0.1)	—	(0.1)	—	0.3
AOCI (loss) gain at end of plan year	$(9.3)	$2.1	$(9.7)	$2.5	$(14.1)	$(16.9)

The amounts in AOCI expected to be amortized as a component of net period cost in the upcoming year are (U.S. dollars in millions):

	Pension plans		Post-retirement plans
	U.S.	U.K.	Central America
2015 Amortization of net losses	$0.4	$0.8	$0.8

The following table sets forth the net periodic pension cost of our defined benefit pension and post-retirement benefit plans (U.S. dollars in millions):

	Pension plans						Post-retirement plans
	Year ended						Year ended
	January 1, 2016		December 26, 2014		December 27, 2013		January 1, 2016	December 26, 2014	December 27, 2013
	U.S.	U.K.	U.S.	U.K.	U.S.	U.K.	Central America	Central America	Central America
Service cost	$—	$—	$—	$—	$—	$—	$5.8	$5.2	$5.5
Interest cost	0.7	2.2	0.7	2.7	0.7	2.3	3.7	3.6	3.3
Expected return on assets	(1.0)	(2.9)	(0.9)	(3.5)	(1.0)	(2.4)	—	—	—
Net amortization	0.4	—	0.3	(0.1)	0.4	—	1.1	0.9	1.6
Net periodic cost (income)	$0.1	$(0.7)	$0.1	$(0.9)	$0.1	$(0.1)	$10.6	$9.7	$10.4

There are no amounts of plan assets expected to be refunded to us over the next 12 months.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Retirement and Other Employee Benefits (continued)

Actuarial Assumptions

The assumptions used in the calculation of the benefit obligations of our U.S. and U.K defined benefit pension plans and Central American plans consisted of the following:

	January 1, 2016				December 26, 2014				December 27, 2013
	Pension plans		Post- retirement plans		Pension plans		Post- retirement plans		Pension plans		Post- retirement plans
	U.S.	U.K.	Central America		U.S.	U.K.	Central America		U.S.	U.K.	Central America
Weighted average discount rate	4.00%	3.70%	7.23%	(1)	3.70%	3.60%	6.85%	(1)	4.45%	4.50%	7.56%
Rate of increase in compensation levels	—%	2.20%	4.64%		—%	2.20%	5.20%		—%	2.50%	5.39%

The assumptions used in the calculation of the net periodic pension costs for our U.S. and U.K. defined benefit pension plans and Central American plans consisted of the following:

	January 1, 2016				December 26, 2014				December 27, 2013
	Pension plans		Post- retirement plans		Pension plans		Post- retirement plans		Pension plans		Post- retirement plans
	U.S.	U.K.	Central America		U.S.	U.K.	Central America		U.S.	U.K.	Central America
Weighted average discount rate	3.70%	3.60%	6.79%	(1)	4.45%	4.50%	7.56%	(1)	3.85%	4.10%	6.65%
Rate of increase in compensation levels	—%	2.20%	5.18%		—%	2.50%	5.39%		—%	2.70%	5.37%
Expected long-term rate of return on assets	7.50%	5.36%	—%		7.50%	6.41%	—%		7.50%	6.41%	—%

(1)
The increase or decrease in the weighted average discount rate assumption for the benefit obligation and net periodic pension costs increased due to an increase or decrease in inflation assumptions and country-specific investments.

Effective January 1, 2016, we utilized updated mortality tables for our U.S. Plan. The change related to updated mortality tables has caused a decrease of our projected benefit obligation for this plan by $0.7 million and is included in accumulated other comprehensive income in our Consolidated Balance Sheets. This change is treated as a change in assumption, which affects the net actuarial (loss) gain and is amortized over the remaining service period of the plan participants. The annual amortization will impact net periodic cost in 2016.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Retirement and Other Employee Benefits (continued)

Cash Flows

	Pension plans		Post-retirement plans
	U.S.	U.K.	Central America
Expected benefit payments for:
2016	$1.4	$2.0	$6.6
2017	1.4	2.1	5.6
2018	1.4	2.2	6.1
2019	1.3	2.2	6.7
2020	1.3	2.3	5.9
Next 5 years	5.9	13.5	28.6
Expected benefit payments over the next 10 years	$12.7	$24.3	$59.5

For 2016 expected contributions are $0.3 million for the U.S. pensions plans and $2.1 million for the U.K. pensions plans. Contributions for the U.S. and U.K. pension plans are actuarially determined based on funding regulations.

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

The fair values of our U.S. plan assets by asset category are as follows:

		Fair Value Measurements at January 1, 2016 (U.S. dollars in millions)
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Mutual Funds:
Fixed income securities	$2.9	$2.9	$—	$—
Bond securities	2.6	2.7	—	—
Value securities	4.7	4.7	—	—
Growth securities	3.2	3.2	—	—
Total	$13.4	$13.5	$—	$—

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Retirement and Other Employee Benefits (continued)

United Kingdom Defined Benefit Pension Plan

Plan Assets

The fair values of our U.K. plan assets by asset category are as follows:

		Fair Value Measurements at January 1, 2016 (U.S. dollars in millions)
Asset Category	Total Fair Value at January 1, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$0.3	$0.3	$—	$—
Equity securities:
United Kingdom companies	22.1	22.1	—	—
Other international companies	20.1	20.1	—	—
Fixed income securities:
United Kingdom government bonds	4.6	4.6	—	—
United Kingdom corporate bonds	6.3	6.3	—	—
Total	$53.4	$53.4	$—	$—

		Fair Value Measurements at December 26, 2014 (U.S. dollars in millions)
Asset Category	Total Fair Value at December 26, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$0.1	$0.1	$—	$—
Equity securities:
United Kingdom companies	23.1	23.1	—	—
United States companies	—	—	—	—
Other international companies	20.5	20.5	—	—
Fixed income securities:
United Kingdom government bonds	5.0	5.0	—	—
United Kingdom corporate bonds	6.7	6.7	—	—
Total	$55.4	$55.4	$—	$—

Equity securities – This category includes stocks in various U.S., U.K. and other international companies over diverse industries.  The portfolio of stocks is invested in diverse industries and includes a concentration of 24% in financial institutions, 8% in oil and gas, 4% in basic materials, 15% in consumer goods, 11% in industrial, 10% in health care and the remaining 27% in various other industries.  The expected return on equities is determined by the yield on U.K. government bonds based on the Financial Times Stock Exchange (“FTSE”) U.K. 20-year index plus an allowance for an equity risk premium.

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

According to the plan’s investment policy, approximately 41% of the U.K. plan’s assets are invested in equity securities of companies of the United Kingdom and 38% are invested in other international equities. Approximately 21% of the U.K. plan’s assets are invested in high-grade, fixed-income securities, corporate bonds or government bonds with maturities of up to 15 years. Fund managers have no discretion to make asset allocation decisions, but the trustees try to rebalance any discrepancies through selective allocations of future contributions. Performance benchmarks for each asset class are based on various FTSE indices. Investment performance is reviewed quarterly.

Other Employee Benefits

We also sponsor a defined contribution plan established pursuant to Section 401(k) of the Internal Revenue Code. Subject to certain dollar limits, employees may contribute a percentage of their salaries to the plan, and we will match a portion of each employee’s contribution. This plan is in effect for U.S.-based employees only. The expense pertaining to this plan was $1.2 million for 2015, and $1.1 million for each of the years 2014 and 2013.

On August 31, 1997, one of our subsidiaries ceased accruing benefits under its salary continuation plan covering certain of our Central American management personnel. At January 1, 2016 we had $5.8 million accrued for this plan, including $0.8 million in accumulated other comprehensive income (loss) related to unamortized pension gains. At December 26, 2014 we had $6.1 million accrued for this plan, including $0.8 million in accumulated other comprehensive income (loss) related to unamortized pension gains. Net periodic pension costs were $0.1 million for the year ended January 1, 2016 and $0.3 million for each of the years ended December 26, 2014 and December 27, 2013.  Expected benefit payments under the plan for 2016 through 2020 total $3.8 million. For 2021 through 2025 the expected benefit payments under the plan total $2.6 million.

We sponsor a service gratuity plan covering certain of our Kenyan personnel. At January 1, 2016 and December 26, 2014, we had $5.7 million accrued for this plan, including a $1.9 million and $1.8 million in accumulated other comprehensive income (loss) related to unamortized pension losses for each year ended, respectively. Net periodic pension costs were $0.9 million for the year ended January 1, 2016, $1.1 million for the year ended December 26, 2014 and $1.3 million for the year ended December 27, 2013. We expect to contribute approximately $0.5 million to the salary continuation plan in 2016. Expected benefit payments under the plan from 2016 through 2020 total $3.6 million. Benefit payments under the plan from 2021 through 2025 are expected to total $4.2 million.

We provide retirement benefits to certain employees who are not U.S.-based. Generally, benefits under these programs are based on an employee’s length of service and level of compensation. These programs are immaterial to our consolidated financial statements. The unamortized pension losses related to other non-U.S.-based plans included in accumulated other comprehensive income (loss), a component of shareholders’ equity was $1.7 million for the year ending January 1, 2016 and $1.6 million for the year ending December 26, 2014.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Stock-Based Compensation

We maintain various compensation plans for officers, other employees, and non-employee members of our Board of Directors.
Stock-based compensation expense included in selling, general and administrative expenses related to stock options, restricted stock awards ("RSAs"), restricted stock units ("RSUs") and performance stock units ("PSUs") is included in the accompanying Consolidated Statements of Income as follows (U.S. dollars in millions):

	Year ended
Types of Awards	January 1, 2016	December 26, 2014	December 27, 2013
Stock options	$3.9	$5.2	$6.8
RSUs/PSUs	$12.2	$6.5	$2.4
RSAs	$0.7	$0.7	$0.7
Total	$16.8	$12.4	$9.9

We realized an excess share-based payment deduction resulting from stock options exercised through a reduction in taxes currently payable and related effect on cash flows of $1.4 million for the year ended January 1, 2016 and $0.1 million for the year ended December 26, 2014. There were no excess tax benefits for the year ended December 27, 2013. Proceeds of $35.3 million were received from the exercise of stock options for 2015, $48.9 million for 2014 and $44.0 million for 2013.

On April 30, 2014, our shareholders approved and ratified the 2014 Omnibus Share Incentive Plan (the “2014 Plan”). The 2014 Plan allows the Company to grant equity-based compensation awards, including stock options, restricted stock awards, restricted stock units and performance stock units. Under the 2014 Plan, the Board of Directors is authorized to award up to 3,000,000 ordinary shares. The 2014 Plan replaced and superseded the 2011 Omnibus Share Incentive Plan (the "2011 Plan"), the 2010 Non-Employee Directors Equity Plan, and the Amended and Restated 1999 Share Incentive Plan (the "1999 Plan"), collectively referred to as Prior Plans.

The 2011 Plan allowed the Company to grant equity-based compensation awards, including stock options, restricted stock awards and restricted stock units. The 2010 Non-Employee Directors Equity Plan allowed the Company to award RSAs to members of the Board of Directors on January 1st of each calendar year beginning in 2011 with initial award in 2010.  The 1999 Plan allowed the Company to grant options to purchase Ordinary Shares. As of January 1, 2016, there were no options and awards available for grant under the Prior Plans.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Stock-Based Compensation (continued)

There were no stock option grants for the year ended January 1, 2016. The following table lists the stock option grant from our 2014 Plan for the year ended December 26, 2014.

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

The following table summarizes stock option activity for the years ended January 1, 2016, December 26, 2014 and December 27, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Options outstanding at December 28, 2012	5,195,134	$24.12	$8.77
Granted	756,000	27.74	8.11
Exercised	(1,975,339)	22.26	8.22
Cancelled	(3,000)	24.29	8.44

Options outstanding at December 27, 2013	3,972,795	25.74	8.37
Granted	161,000	28.89	6.26
Exercised	(1,945,939)	25.14	8.96
Cancelled	(72,250)	29.44	9.79

Options outstanding at December 26, 2014	2,115,606	26.41	8.65
Granted	—	—	—
Exercised	(1,320,103)	26.76	9.05
Cancelled	(35,000)	29.63	11.43

Options outstanding at January 1, 2016	760,503	$25.65	$7.84

Exercisable at December 27, 2013	2,349,795	$26.00	$9.32

Exercisable at December 26, 2014	994,606	$26.82	$9.29

Exercisable at January 1, 2016	202,303	$22.66	$7.69

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Stock-Based Compensation (continued)

The following are the weighted average assumptions used in the Black-Scholes option pricing model for the periods indicated:

	Year ended
	December 26, 2014	December 27, 2013
Volatility	26.96%	37.98%
Risk-free rate	1.69%	1.27%
Dividend yield	1.73%	1.80%
Expected term of grant	5.0 years	5.0 years

Information about stock options outstanding at January 1, 2016 was as follows:

Exercise Price	Remaining Contractual Life	Outstanding	Outstanding Intrinsic Value	Exercisable	Exercisable Intrinsic Value
$14.77	3.3 years	30,000	$0.7	30,000	$0.7
$15.78	0.6 years	8,609	0.2	8,609	0.2
$17.35	1.2 years	6,250	0.1	6,250	0.1
$19.76	0.2 years	6,250	0.1	6,250	0.1
$19.83	3.1 years	6,250	0.1	6,250	0.1
$21.72	3.6 years	13,500	0.2	13,500	0.2
$22.25	2.6 years	24,970	0.4	24,970	0.4
$22.46	6.2 years	32,200	0.5	—	—
$23.76	5.6 years	37,391	0.6	37,391	0.6
$24.29	6.6 years	181,133	2.6	36,133	0.5
$26.52	7.1 years	64,400	0.8	—	—
$28.01	7.6 years	65,800	0.7	14,200	0.2
$28.09	7.6 years	168,400	1.8	—	—
$28.89	8.3 years	96,600	1.0	—	—
$33.97	2.2 years	18,750	0.1	18,750	0.1
		760,503	$9.9	202,303	$3.2

The total intrinsic value of options exercised during the year ended January 1, 2016 was $14.7 million and $12.0 million for the year ended December 26, 2014. There were no options granted for the year ended January 1, 2016, and the total fair value of options granted for the year ended December 26, 2014 was $1.0 million. The total fair value of options vesting during the years ended January 1, 2016 was $4.7 million with a weighted-average fair value of $8.27 and $5.4 million for 2014 with a weighted-average fair value of $8.26 per option. As of January 1, 2016, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $2.8 million, which will be amortized over the weighted-average remaining requisite service period of 1.3 years.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Stock-Based Compensation (continued)

Restricted Stock Awards (RSA)

A share of “restricted stock” is one of our ordinary shares that has restrictions on transferability until certain vesting conditions are met.

For RSAs under the 2014 Plan and Prior Plans, 50% of each award of our restricted stock vested on the date it was granted. The remaining 50% of each award vests upon the six-month anniversary of the date on which the recipient ceases to serve as a member of our Board of Directors. RSAs awarded during the years ended January 1, 2016 and December 26, 2014 allows directors to retain all of their awards once they cease to serve as a member of our Board of Directors and is considered a nonsubstantive service condition in accordance with the guidance provided by the ASC on “Compensation – Stock Compensation”.  Accordingly, it is appropriate to recognize compensation cost immediately for restricted stock awards granted to non-management members of the Board of Directors.

The following table lists the RSA for the years ended January 1, 2016 and December 26, 2014 (U.S. dollars in millions except share and per share data):

Date of Award	Shares of Restricted Stock Awarded	Price Per Share
January 2, 2015	21,875	$33.60
January 2, 2014	26,117	$28.15

Restricted Stock Units (RSU)/ Performance Stock Units (PSU)

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

The following table lists the various RSUs/PSUs awarded under the 2014 Plan and Prior Plans for the years ended January 1, 2016 and December 26, 2014 (U.S. dollars in millions except share and per share data):

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Stock-Based Compensation (continued)

The following table summarizes RSUs/PSUs activity for the years ended January 1, 2016, December 26, 2014, December 27, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
RSUs/PSUs outstanding at December 28, 2012	150,000	$24.68
Granted	175,000	26.52
Converted	—	—
Cancelled	—	24.68

RSUs/PSUs outstanding at December 27, 2013	325,000	25.67
Granted	491,398	28.44
Converted	(140,466)	27.44
Cancelled	—	—

RSUs/PSUs outstanding at December 26, 2014	675,932	27.29
Granted	471,767	36.44
Converted	(157,933)	32.38
Cancelled	(1,224)	29.99

RSUs/PSUs outstanding at January 1, 2016	988,542	30.94

Vested at December 27, 2013	100,000	$24.68

Vested at December 26, 2014	131,667	$25.12

Vested at January 1, 2016	249,797	$25.53

Information about RSUs/PSUs outstanding at January 1, 2016 was as follows:

Exercise Price	Outstanding	Outstanding Intrinsic Value	Vested	Vested Intrinsic Value
$40.03	190,748	$—	—	$—
$33.44	177,213	1.0	—	—
$33.44	40,506	0.2	—	—
$25.52	152,692	2.0	50,864	2.0
$29.99	182,420	1.6	—	—
$26.52	137,987	1.7	91,958	3.6
$24.68	106,976	1.5	106,975	4.2
	988,542	$8.0	249,797	$9.8

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Stock-Based Compensation (continued)

As of January 1, 2016, the total remaining unrecognized compensation cost related to non-vested RSUs/PSUs amounted to $18.4 million, which will be amortized over the weighted-average remaining requisite service period of 1.9 years.

We expense the fair market value of RSUs/PSUs, as determined on the date of grant, ratably over the vesting period provided the performance condition, if any, is probable of attaining.

16. Commitments and Contingencies

We lease agricultural land and certain property, plant and equipment, including office facilities and refrigerated containers, under operating leases. We also enter into vessel charter agreements for the transport of our fresh produce to markets worldwide using 6 chartered refrigerated vessels.  Terms for vessel charter agreements range between two to 10 years.  The aggregate minimum payments under all operating leases and vessel charter agreements with initial terms of one year or more at January 1, 2016 are as follows (U.S. dollars in millions):

2016	54.6
2017	40.4
2018	40.0
2019	36.5
2020	13.8
Thereafter	23.6
$208.9

Total expense for all operating leases and vessel charter agreements, including leases with initial terms of less than one year, amounted to $103.9 million for 2015, $106.2 million for 2014 and $114.6 million for 2013.

We also have agreements to purchase the entire or partial production of certain products of our independent growers primarily in Guatemala, Ecuador, Philippines, Costa Rica, Colombia, Chile, and Cameroon that meet our quality standards. Total purchases under these agreements amounted to $887.2 million for 2015, $811.3 million for 2014 and $744.3 million for 2013.

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

In February 2011, a group of former banana cooperative workers from the Philippines filed a complaint in the Philippines against two of our subsidiaries claiming injury from exposure to DBCP. The trial court dismissed the complaint against our subsidiaries on October 3, 2011. Plaintiffs have appealed the dismissal to the Court of Appeals. On March 9, 2015, the Court of Appeals affirmed the trial court’s dismissal of the complaint. Plaintiffs have filed a motion for reconsideration which remains pending.

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

In Hawaii, plaintiffs filed a petition for certiorari to the Hawaii Supreme Court based upon the Hawaii Court of Appeals affirmance in March 2014 of a summary judgment ruling in defendants’ favor at the trial court level. The Hawaii Supreme Court accepted the petition and oral argument was held on September 18, 2014 with respect to whether the claims of the six named plaintiffs were properly dismissed on statute of limitations grounds. On October 21, 2015, the Hawaii Supreme Court reversed the Hawaii Court of Appeals and the Hawaii state trial court’s grant of partial summary judgment against the DBCP plaintiffs on statute of limitations grounds.  The Hawaii Supreme Court remanded the case back to the Hawaii state trial court for further proceedings.

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

During 2015, due to market fluctuations which resulted in changes to the discount rate, we reduced the liability related to the Kunia well site clean-up by $0.8 million, net of other charges. During 2014, as a result of a meeting held with the EPA which resulted in changes to the remediation work being performed, we reduced the liability related to the Kunia well site clean-up by $1.4 million. The undiscounted estimates are between $14.8 million and $28.7 million. The undiscounted estimate on which our accrual is based, totals $15.7 million and certain portions are discounted using a 4.0% rate. As of January 1, 2016, there is $13 million included in other noncurrent liabilities and $0.7 million included in accounts payable and accrued expenses in the Consolidated Balance Sheets for the Kunia Well Site clean-up, which we expect to expend in the next 12 months. We expect to expend approximately $0.7 million in 2016, $1.7 million each year in 2017 and 2018, $0.7 million in 2019 and $1.0 million in 2020.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18.  Derivative Financial Instruments

Our derivative financial instruments reduce our exposure to fluctuations in foreign exchange rates. We predominantly designate our derivative financial instruments as cash flow hedges.

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

Certain of our derivative instruments contain provisions that require the current credit relationship between us and our counterparty to be maintained throughout the term of the derivative instruments.  If that credit relationship changes, certain provisions could be triggered, and the counterparty could request immediate collateralization of derivative instruments in net liability position above a certain threshold.  There are no derivative instruments with a credit-risk-related contingent feature that are in a liability position on January 1, 2016. As of January 1, 2016, no triggering event has occurred and thus we are not required to post collateral.  If the credit-risk-related contingent features underlying these agreements were triggered on January 1, 2016, we would not be required to post collateral to its counterparty because the collateralization threshold has not been met.

Foreign Currency Hedges

We are exposed to fluctuations in currency exchange rates against the U.S. dollar on our results of operations and financial condition and we mitigate that exposure by entering into foreign currency forward contracts. Certain of our subsidiaries periodically enter into foreign currency forward contracts in order to hedge portions of forecasted sales or cost of sales denominated in foreign currencies with forward contracts and options, which generally expire within 1 year. At January 1, 2016, our foreign currency forward contracts will hedge a portion of our 2016 foreign currency exposure.

We designate our foreign currency forward contracts as single-purpose cash flow hedges of forecasted cash flows.  Based on our formal assessment of hedge effectiveness of our foreign currency forward contracts, we determined that the impact of hedge ineffectiveness was de minimis for the years ended January 1, 2016, December 26, 2014 and December 27, 2013.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18.  Derivative Financial Instruments (continued)

We had the following outstanding foreign currency forward contracts as of January 1, 2016:

Foreign Currency Contracts Qualifying as Cash Flow Hedges:		Notional Amount
Euro		€157.4	million
Japanese yen	JPY	2,608.7	million

The following table reflects the fair values of derivative instruments as of January 1, 2016 (U.S. dollars in millions):

Derivatives Designated as Hedging Instruments (1)
	Foreign exchange contracts
Balance Sheet Location:	January 1, 2016 (2)	December 26, 2014
Asset derivatives:
Prepaid expenses and other current assets	$11.9	$22.7
Other noncurrent assets	—	3.1
Total asset derivatives	$11.9	$25.8

Liability derivatives:
Accounts payable and accrued expenses	$—	$0.2
Other noncurrent liabilities	—	—
Total liability derivatives	$—	$0.2

(1) See Note 19, "Fair Value Measurements", for fair value disclosures.
(2) We expect that $11.9 million of the net fair value of hedges recognized as a net gain in AOCI will be transferred to earnings during the next 12 months along with the effect of the related forecasted transaction.

The fair value of our derivatives changed from a net asset of $25.6 million as of December 26, 2014 to a net asset of $11.9 million as of January 1, 2016, related to our foreign currency cash flow hedges.  For foreign currency hedges, these fluctuations are primarily driven by the strengthening or weakening of the U.S. dollar compared to currencies being hedged relative to the contracted exchange rates and the settling of a number of contracts throughout 2015. During 2015, we entered into derivative contracts to hedge the euro and Japanese yen relative to our sales. The change in 2015 was primarily related to the settling of the majority of the contracts throughout 2015.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18.  Derivative Financial Instruments (continued)

The following table reflects the effect of derivative instruments on the Consolidated Statements of Income for the years ended January 1, 2016 and December 26, 2014 (U.S. dollars in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Year ended			Year ended
	January 1, 2016	December 26, 2014		January 1, 2016	December 26, 2014
Foreign exchange contracts	$(13.0)	$29.0	Net sales	$(39.0)	$4.6
Foreign exchange contracts	(0.3)	(0.7)	Cost of products sold	(0.7)	—
Total	$(13.3)	$28.3		$(39.7)	$4.6

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. Fair Value Measurements

Fair Value of Derivative Instruments

We mitigate the risk of fluctuations in currency exchange rates on our results of operations and financial condition by entering into foreign currency cash flow hedges. We use an income approach to value our outstanding foreign currency cash flow hedges, which consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts using current market information as of the measurement date such as foreign currency spot and forward rates.  Additionally, we built an element of default risk based on observable inputs into the fair value calculation. Due to the fact that certain inputs to fair value these derivative instruments can be observed, these derivatives are classified as Level 2.

The following table provides a summary of the fair values of our derivative financial instruments measured on a recurring basis under “Fair Value Measurements and Disclosures” (U.S. dollars in millions):

Fair Value Measurements
Foreign currency hedge assets
	January 1, 2016	December 26, 2014
Quoted Prices in Active Markets for Identical Assets (Level 1)	$—	$—

Significant Other Observable Inputs (Level 2)	11.9	25.6

Significant Unobservable Inputs (Level 3)	—	—

Refer to Note 14, “Retirement and Other Employee Benefits” for further fair value disclosures related to pension assets.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. Fair Value Measurements (continued)

In estimating our fair value disclosures for financial instruments, we use the following methods and assumptions:

Cash and cash equivalents: The carrying amount of these items approximates fair value due to their liquid nature and are classified as Level 1.

Trade accounts receivable and other accounts receivable, net: The carrying value reported in the Consolidated Balance Sheets for these items is net of allowances for doubtful accounts, which includes a degree of counterparty non-performance risk and are classified as Level 2.

Accounts payable and other current liabilities: The carrying value reported in the Consolidated Balance Sheets for these items approximates their fair value, which is the likely amount for which the liability with short settlement periods would be transferred to a market participant with a similar credit standing as ours and are classified as Level 2.

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
Refer to Note 11, “Long-Term Debt and Capital Lease Obligations”.

Fair Value of Non-Financial Assets

The following is a tabular presentation of the non-recurring fair value measurement along with the level within the fair value hierarchy in which the fair value measurement in its entirety falls (U.S. dollars in millions):

	Fair Value Measurements for the year ended January 1, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Guatemala banana production assets held for sale	$1.8	$—	$—	$1.8

United Kingdom contract termination on leased facilities	1.1	—	—	1.1
	$2.9	$—	$—	$2.9

As of January 1, 2016, we recognized an additional charge of $0.4 million for a total contract termination obligation of $1.1 million related to lease payments that will continue to be incurred throughout the lease term for under-utilized distribution facilities in the United Kingdom in the banana segment. We estimated the fair value of this obligation using an income based approach, whereby our cash flow was adjusted for a market premium risk. The fair value of the contract termination obligation is classified as Level 3 of the fair value hierarchy due to the mix of unobservable inputs utilized.

During the quarter ended September 25, 2015, we recognized a charge of $1.0 million for Guatemala property, plant and equipment valued at fair value less cost to sell. The carrying value of these assets was $2.8 million and was written down to $1.8 million.These assets related predominantly to land, land improvements and banana plantations included in other current assets on our Consolidated Balance Sheets due to the fact that they are expected to be sold within one year. We estimated the fair value of the underlying assets using the market approach. The fair valuation of the assets are classified as Level 3 of the fair value hierarchy due to the mix of unobservable information.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. Fair Value Measurements (continued)

The following is a tabular presentation of the non-recurring fair value measurement along with the level within the fair value hierarchy in which the fair value measurement in its entirety falls (U.S. dollars in millions):

	Fair Value Measurements for the year ended December 26, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
United Kingdom contract termination on leased facilities	3.1	—	—	3.1

Germany Banana Ripening Assets	0.2	—	—	0.2
	$3.3	$—	$—	$3.3

During 2014, we recognized an additional charge of $1.7 million for a total contract termination obligation of $3.1 million related to lease payments that will continue to be incurred throughout the lease term or upon termination of the lease contract beyond our cease-use date for under-utilized distribution facilities in the United Kingdom in the banana segment. Included in the $3.1 million were $1.2 million related to certain leased facilities that was fair valued as of June 27, 2014 and $1.9 million that was fair valued as of December 26, 2014. We estimated the fair value of this obligation using an income based approach, whereby our cash flow was adjusted for a market premium risk. The fair value of the contract termination obligation is classified as Level 3 of the fair value hierarchy due to the mix of unobservable inputs utilized.

As of December 26, 2014, we recognized $0.5 million in asset impairment charges related to certain under-performing banana ripening assets in Germany. We estimated the fair value of these assets of $0.2 million using the market approach. The fair value of these assets are classified as Level 3 of the fair value hierarchy due to the mix of unobservable inputs utilized.

Refer to Note 3, “Asset Impairment and Other Charges, Net” for further discussion related to asset impairment charges.

20. Related Party Transactions

There were no receivables from related parties at January 1, 2016 and at December 26, 2014.

There were no cash receipts from noncontrolling interests for 2015. Cash receipts from noncontrolling interests were $5.0 million for 2014 and $3.6 million for 2013. We have reflected the cash in contributions from noncontrolling interests under financing activities in the Consolidated Statements of Cash Flows. We have $23.0 million as of January 1, 2016 and $24.7 million as of December 26, 2014 in other noncurrent liabilities in our Consolidated Balance Sheets related to one of our noncontrolling interests.

We incurred expenses of approximately $2.5 million for 2015, $2.7 million for 2014 and $2.4 million for 2013 for air transportation services for chartering an aircraft that is indirectly owned by our Chairman and Chief Executive Officer.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21. Unaudited Quarterly Financial Information

Our fiscal quarter-ends correspond to the last Friday of the 13-week period, beginning the day following our fiscal year end. The following summarizes certain quarterly operating data (U.S. dollars in millions, except per share data):

	Quarter ended
	March 27, 2015	June 26, 2015	September 25, 2015	January 1, 2016 (2),(4)
Net sales	$1,008.4	$1,134.1	$936.1	$977.9
Gross profit	100.4	114.0	83.3	44.6
Net income (loss)	44.2	65.9	29.9	(73.6)
Net income (loss) attributable to Fresh Del Monte Produce Inc.	42.5	64.5	28.5	(73.1)
Net income (loss) per ordinary share attributable to Fresh Del Monte Produce Inc. – basic (1)	$0.80	$1.22	$0.54	$(1.39)
Net income (loss) per ordinary share attributable to Fresh Del Monte Produce Inc. – diluted (1)	$0.80	$1.21	$0.54	$(1.39)
Dividends declared per ordinary share	$0.125	$0.125	$0.125	$0.125

	March 28, 2014	June 27, 2014	September 26, 2014	December 26, 2014 (3)
Net sales	$982.3	$1,131.3	$884.6	$929.3
Gross profit	106.7	121.5	73.9	62.7
Net income (loss)	58.9	65.4	20.7	(0.4)
Net income (loss) attributable to Fresh Del Monte Produce Inc.	58.6	64.3	19.9	(0.4)
Net income (loss) per ordinary share attributable to Fresh Del Monte Produce Inc. – basic (1)	$1.04	$1.15	$0.36	$(0.01)
Net income (loss) per ordinary share attributable to Fresh Del Monte Produce Inc. – diluted (1)	$1.04	$1.15	$0.35	$(0.01)
Dividends declared per ordinary share	$0.125	$0.125	$0.125	$0.125

(1)
Basic and diluted earnings per share for each of the quarters presented above is based on the respective weighted average number of shares for the quarters. The sum of the quarters may not necessarily be equal to the full year basic and diluted earnings per share amounts due to rounding.

(2)	Diluted earnings per share for the quarter ended January 1, 2016 excludes the impact of antidilutive share-based payment awards for 483,178 ordinary shares, as they were antidilutive.

(3)	Diluted earnings per share for the quarter ended December 26, 2014 excludes the impact of antidilutive share-based payment awards for 399,568 ordinary shares, as they were antidilutive.

(4)
Based on the annual impairment review of goodwill performed as of the first day of our fourth quarter in 2015 and due to the failure of the tomato and vegetable business in North America to meet our expectations, we wrote-off $66.1 million of goodwill for the quarter ended January 1, 2016, which was related to the 2003 tomato and vegetable business acquisition.

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

We evaluate performance based on several factors, of which net sales and gross profit by product are the primary financial measures (U.S. dollars in millions):

	Year ended
	January 1, 2016		December 26, 2014		December 27, 2013
	Net Sales	Gross Profit	Net Sales	Gross Profit	Net Sales	Gross Profit
Banana	$1,867.6	$76.5	$1,804.7	$109.1	$1,692.2	$62.1
Other fresh produce	1,826.3	208.7	1,744.7	210.4	1,638.5	192.8
Prepared food	362.6	57.1	378.1	45.3	353.0	35.5
Totals	$4,056.5	$342.3	$3,927.5	$364.8	$3,683.7	$290.4

	Year ended
Net sales by geographic region:	January 1, 2016	December 26, 2014	December 27, 2013
North America	$2,236.1	$2,113.4	$1,968.3
Europe	721.6	736.1	713.4
Middle East	586.6	554.3	524.3
Asia	441.4	434.5	425.6
Other	70.8	89.2	52.1
Total net sales	$4,056.5	$3,927.5	$3,683.7

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

22. Business Segment Data (continued)

Property, plant and equipment, net:	January 1, 2016	December 26, 2014
North America	$146.3	$154.8
Europe	42.7	48.3
Middle East	152.8	156.8
Africa	48.1	42.1
Asia	95.1	72.6
Central America	614.1	583.1
South America	73.4	71.6
Maritime equipment (including containers)	24.5	26.9
Corporate	18.4	14.0
Total property, plant and equipment, net	$1,215.4	$1,170.2

Identifiable assets:	January 1, 2016	December 26, 2014
North America	$378.1	$469.3
Europe	313.9	346.2
Middle East	324.6	325.7
Africa	136.5	142.7
Asia	197.0	188.1
Central America	963.4	923.9
South America	154.9	154.1
Maritime equipment (including containers)	41.5	47.1
Corporate	86.2	78.2
Total identifiable assets	$2,596.1	$2,675.3

North America accounted for approximately 55% of our net sales for 2015, 54% for 2014 and 54% for 2013.  Our earnings are heavily dependent on operations located worldwide; however, our net sales are not dependent on any particular country other than the United States, with no other country accounting for greater than 10% of our net sales for 2015, 2014 and 2013.  These operations are a significant factor in the economies of some of the countries in which we operate and are subject to the risks that are inherent in operating in such countries, including government regulations, currency and ownership restrictions and risk of expropriation. Management reviews assets on the basis of geographic region and not by reportable segment, which more closely aligns our capital investment with demand for our products.  Costa Rica is our most significant sourcing location, representing approximately 40% of our property, plant and equipment as of January 1, 2016.  No foreign country other than Costa Rica accounts for greater than 10% of our property, plant and equipment.

One customer accounted for approximately 11% of net sales in 2015, 11% of net sales in 2014, and 12% of net sales in 2013. These sales are reported in the banana and other fresh produce segments. No other customer accounted for 10% or more of our net sales. In 2015 our top 10 customers accounted for approximately 30% of net sales as compared with 29% during 2014 and 2013. Identifiable assets by geographic area represent those assets used in the operations of each geographic area. Corporate assets consist of goodwill, building, leasehold improvements and furniture and fixtures.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

23. Shareholders’ Equity

Our shareholders have authorized 50,000,000 preferred shares at $0.01 par value, of which none are issued or outstanding, and 200,000,000 ordinary shares of common stock at $0.01 par value, of which 52,542,965 are issued and outstanding at January 1, 2016.

The ordinary share activity for the years ended January 1, 2016 and December 26, 2014 is summarized as follows:

	Year Ended
	January 1, 2016	December 26, 2014
Ordinary shares issued/(retired) as a result of:
Stock option exercises	1,320,103	1,945,939
Restricted stock awards	21,875	26,117
Restricted and performance stock units	239,624	287,202
Ordinary share repurchase and retirement	(2,938,560)	(4,577,772)

On July 29, 2015, our Board of Directors approved a three-year stock repurchase program of up to $300.0 million of our ordinary shares, in addition to the three-year repurchase program to repurchase up to $300.0 million of our ordinary shares approved on May 1, 2013. We have repurchased $291.8 million of our ordinary shares, or 9,070,211 ordinary shares, under the aforementioned repurchase programs and retired all the repurchased shares. We purchased 2,363,996 ordinary shares at a purchase price of $34.50 in a modified Dutch auction tender offer completed on December 8, 2014. The modified Dutch auction tender offer was conducted as part of the stock repurchase program. We have a maximum dollar amount value of $308.2 million of shares that may yet be purchased under the combined stock repurchase programs.

The following represents a summary of repurchase activity during the quarters and years ended January 1, 2016 and December 26, 2014 (U.S. dollars in millions, except share and per share data):

	Year Ended
	January 1, 2016			December 26, 2014
	Shares	USD	Average price per share	Shares	USD	Average price per share
Quarter ended:	160,720	$6.3	$39.27	3,048,596	$103.6	$33.99

Year ended:	2,938,560	$103.9	$35.34	4,577,772	145.9	31.90

Subsequent to the year ended January 1, 2016, we repurchased 1,001,827 ordinary shares for $39.3 million with an average price per share of $39.24.

The following is a summary of the dividends declared per share for the years ended January 1, 2016 and December 26, 2014:

Year Ended
January 1, 2016		December 26, 2014
Dividend Declared Date	Cash Dividend Declared, per Ordinary Share	Dividend Declared Date	Cash Dividend Declared, per Ordinary Share
December 4, 2015	$0.125	December 5, 2014	$0.125
September 4, 2015	$0.125	September 5, 2014	$0.125
May 29, 2015	$0.125	May 30, 2014	$0.125
March 27, 2015	$0.125	March 28, 2014	$0.125

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

23. Shareholders’ Equity (continued)

We paid $26.2 million in dividends during the year ended January 1, 2016 and $27.9 million during the year ended December 26, 2014.

Schedule II - Valuation and Qualifying Accounts
Fresh Del Monte Produce Inc. and Subsidiaries
(U.S. dollars in millions)
Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended January 1, 2016

Deducted from asset accounts: Valuation accounts:
Trade accounts receivable	$10.7	$0.4	$—	$(1.8)	$9.3
Advances to growers and other receivables	4.5	4.8	—	(1.4)	7.9
Deferred tax asset valuation allowance	179.5	62.8	0.2	(16.7)	225.8

Accrued liabilities:
Provision for Kunia Well Site	14.6	0.3	(0.3)	(0.9)	13.7
Total	$209.3	$68.3	$(0.1)	$(20.8)	$256.7

Year ended December 26, 2014:

Deducted from asset accounts:
Valuation accounts:
Trade accounts receivable	$8.3	$9.1	$—	$(6.7)	$10.7
Advances to growers and other receivables	6.1	1.9	—	(3.5)	4.5
Deferred tax asset valuation allowance	180.4	18.5	1.8	(21.2)	179.5

Accrued liabilities:
Provision for Kunia Well Site	16.4	0.4	(1.4)	(0.8)	14.6
Total	$211.2	$29.9	$0.4	$(32.2)	$209.3

Year ended December 27, 2013:

Deducted from asset accounts:
Valuation accounts:
Trade accounts receivable	$6.8	$10.6	$—	$(9.1)	$8.3
Advances to growers and other receivables	7.6	2.4	—	(3.9)	6.1
Deferred tax asset valuation allowance	180.6	10.7	0.1	(11.0)	180.4

Accrued liabilities:
Provision for Kunia Well Site	16.8	0.4	—	(0.8)	16.4
Total	$211.8	$24.1	$0.1	$(24.8)	$211.2

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 1, 2016. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the year ended January 1, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Code of Ethics

We have adopted a Code of Conduct and Business Ethics Policy (“Code of Conduct”) that applies to our principal executive officer, principal financial officer and principal accounting officer as well as all our directors, other officers and employees. Our Code of Conduct can be found on our Web site at www.freshdelmonte.com. We have not waived the requirements of the Code of Conduct for any directors or executive officers and there were no amendments in 2015.  We intend to disclose any amendment or waiver of the Code of Conduct promptly on our Web site.

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

Consolidated Statements and Other Financial Information

The following financial statements and supplemental schedule of Fresh Del Monte Produce Inc. and its subsidiaries are included in Item 8.  Financial Statements and Supplementary Data of this Report:

Consolidated Financial Statements

Report of Independent Registered Certified Public Accounting Firm on Consolidated Financial Statements

Consolidated Balance Sheets at January 1, 2016 and December 26, 2014

Consolidated Statements of Income for the years ended January 1, 2016, December 26, 2014 and December 27, 2013

Consolidated Statements of Comprehensive Income for the years ended January 1, 2016, December 26, 2014 and December 27, 2013

Consolidated Statements of Cash Flows for the years ended January 1, 2016, December 26, 2014 and December 27, 2013

Consolidated Statements of Shareholders’ Equity for the years ended January 1, 2016, December 26, 2014, and December 27, 2013

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

10.10**	Fresh Del Monte Produce Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our First Quarter 2008 Report on Form 10-Q).

10.11**	2003 Performance Incentive Plan for Chairman & CEO (incorporated by reference to Exhibit 10.2 to our First Quarter 2008 Report on Form 10-Q).

10.12**	2004 Performance Incentive Plan for Senior Executives (incorporated by reference to Exhibit 10.3 to our First Quarter 2008 Report on Form 10-Q).

10.13**	2011 Performance Incentive Plan for the Chief Executive Officer ((incorporated by reference to Exhibit 10.1 to our First Quarter 2011 Report on Form 10-Q)

10.14**	Executive Retention and Severance Agreement (Chairman & CEO) (incorporated by reference to Exhibit 10.4 to our First Quarter 2008 Report on Form 10-Q).

10.15**	Executive Retention and Severance Agreement (President & COO) (incorporated by reference to Exhibit 10.5 to our First Quarter 2008 Report on Form 10-Q).

10.16**	Employment Agreement for President & COO (incorporated by reference to Exhibit 10.6 to our First Quarter 2008 Report on Form 10-Q).

Exhibit No.	Description

10.17**	Fresh Del Monte Produce Inc. 2010 Non-Employee Directors Equity Plan, effective as of May 5, 2010 (incorporated by reference to Exhibit 10.1 to our Second Quarter 2010 Report on Form 10-Q).

10.18**
Amended and Restated Fresh Del Monte Produce Inc. Performance Incentive Plan for Senior Executives, effective May 5, 2010 (incorporated by reference to Exhibit 10.2 to our Second Quarter 2010 Report on Form 10-Q).

10.19**	Fresh Del Monte Produce Inc. Long-Term Incentive Plan, effective January 1, 2008 (as Amended May 5, 2010) (incorporated by reference to Exhibit 10.3 to our Second Quarter 2010 Report on Form 10-Q).

10.20**
2011 Omnibus Share Incentive Plan (incorporated by reference to Exhibit A in the Company's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 24, 2011)

10.21**
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

10.23
Credit Agreement, dated as of April 16, 2015, (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on April 21, 2015) by and among Fresh Del Monte Produce Inc., and certain subsidiaries named therein and the lenders and agents named therein.

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Certified Public Accounting Firm.

31.1*	Certification of Chief Executive Officer filed pursuant to 17 CFR 240.13a-14(a).

31.2*	Certification of Chief Financial Officer filed pursuant to 17 CFR 240.13a-14(a).

32*	Certifications of Chief Executive Officer and Chief Financial Officer furnished pursuant to 17 CFR 240.13a-14(b) and 18 U.S.C. Section 1350.

101.INS*,***	XBRL Instance Document.

101.SCH*,***	XBRL Taxonomy Extension Schema Document.

101.CAL*,***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*,***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*,***	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit No.	Description
101.PRE*,***	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

**	Management contract or compensatory plan or arrangement.

***
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of January 1, 2016 and December 26, 2014 , (ii) Consolidated Statements of Income for the years ended January 1, 2016, December 26, 2014 and December 27, 2013, (iii) Consolidated Statements of Comprehensive Income for the years ended January 1, 2016, December 26, 2014 and December 27, 2013, (iv) Consolidated Statements of Cash Flows for the years ended January 1, 2016, December 26, 2014 and December 27, 2013 and (v) Notes to Consolidated Financial Statements.

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

FRESH DEL MONTE PRODUCE INC.

Date:	February 23, 2016	By:	/s/ Hani El-Naffy
Hani El-Naffy
President & Chief Operating Officer

Date:	February 23, 2016	By:	/s/ Richard Contreras
Richard Contreras
Senior Vice President & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 23rd day of February, 2016:

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