Form 10-Q
period 2016-04-01
FRESH DEL MONTE PRODUCE INC
filed 2016-05-03
CIK 1047340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
———————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 15, 2016, there were 50,824,270 ordinary shares of Fresh Del Monte Produce Inc. issued and outstanding.

Forward-Looking Statements

This report, information included in future filings by us and information contained in written material, press releases and oral statements, issued by or on behalf of us contains, or may contain, statements that constitute forward-looking statements. In this report, these statements appear in a number of places and include statements regarding the intent, beliefs or current expectations of us or our officers (including statements preceded by, followed by or that include the words “believes”, “expects”, “anticipates” or similar expressions) with respect to various matters, including our plans and future performance.  These forward-looking statements involve risks and uncertainties.  Fresh Del Monte’s actual plans and performance may differ materially from those in the forward-looking statements as a result of various factors, including (i) the uncertain global economic environment and the timing and strength of a recovery in the markets we serve, and the extent to which adverse economic conditions continue to affect our sales volume and results, including our ability to command premium prices for certain of our principal products, or increase competitive pressures within the industry, (ii) the impact of governmental initiatives in the United States and abroad to spur economic activity, including the effects of significant government monetary or other market interventions on inflation, price controls and foreign exchange rates, (iii) the impact of governmental trade restrictions, including adverse governmental regulation that may impact our ability to access certain markets, (iv) our anticipated cash needs in light of our liquidity, (v) the continued ability of our distributors and suppliers to have access to sufficient liquidity to fund their operations, (vi) trends and other factors affecting our financial condition or results of operations from period to period, including changes in product mix or consumer demand for branded products such as ours, particularly as consumers remain price-conscious in the current economic environment; anticipated price and expense levels; the impact of crop disease, severe weather conditions, such as flooding, or natural disasters, such as earthquakes, on crop quality and yields and on our ability to grow, procure or export our products; the impact of prices for petroleum-based products and packaging materials; and the availability of sufficient labor during peak growing and harvesting seasons, (vii) the impact of pricing and other actions by our competitors, particularly during periods of low consumer confidence and spending levels, (viii) the impact of foreign currency fluctuations, (ix) our plans for expansion of our business (including through acquisitions) and cost savings, (x) our ability to successfully integrate acquisitions into our operations, (xi) the impact of impairment or other charges associated with exit activities, crop or facility damage or otherwise, (xii) the timing and cost of resolution of pending and future legal and environmental proceedings or investigations, (xiii) the impact of changes in tax accounting or tax laws (or interpretations thereof), and the impact of settlements of adjustments proposed by the Internal Revenue Service or other taxing authorities in connection with our tax audits, and (xiv) the cost and other implications of changes in regulations applicable to our business, including potential legislative or regulatory initiatives in the United States or elsewhere directed at mitigating the effects of climate change. All forward-looking statements in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our plans and performance may also be affected by the factors described in Item 1A-“Risk Factors” in our Annual Report on Form 10-K for the year ended January 1, 2016 along with other reports that we have on file with the Securities and Exchange Commission.

PART I: FINANCIAL INFORMATION

Item 1.        Financial Statements

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)
(U.S. dollars in millions, except share and per share data)

	April 1, 2016	January 1, 2016
Assets
Current assets:
Cash and cash equivalents	$34.9	$24.9
Trade accounts receivable, net of allowance of $10.1 and $9.3, respectively	359.2	346.1
Other accounts receivable, net of allowance of $8.0 and $7.9, respectively	75.4	71.3
Inventories, net	490.7	481.9
Deferred income taxes	—	11.9
Prepaid expenses and other current assets	35.7	49.7
Total current assets	995.9	985.8

Investments in and advances to unconsolidated companies	2.0	2.0
Property, plant and equipment, net	1,231.2	1,215.4
Deferred income taxes	56.7	42.6
Goodwill	263.7	263.7
Other noncurrent assets	90.0	86.6
Total assets	$2,639.5	$2,596.1
Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued expenses	$356.7	$359.1
Current portion of long-term debt and capital lease obligations	1.6	1.5
Deferred income taxes	—	14.9
Income taxes and other taxes payable	13.2	6.3
Total current liabilities	371.5	381.8

Long-term debt and capital lease obligations	278.6	252.7
Retirement benefits	87.0	86.5
Other noncurrent liabilities	50.3	50.1
Deferred income taxes	89.9	74.1
Total liabilities	877.3	845.2
Commitments and contingencies
Shareholders' equity:
Preferred shares, $0.01 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.01 par value; 200,000,000 shares authorized; 51,120,115 and 52,542,965 issued and outstanding, respectively	0.5	0.5
Paid-in capital	552.2	568.2
Retained earnings	1,194.3	1,162.3
Accumulated other comprehensive loss	27.6	23.0
Total Fresh Del Monte Produce Inc. shareholders' equity	1,719.4	1,708.0
Noncontrolling interests	42.8	42.9
Total shareholders' equity	1,762.2	1,750.9
Total liabilities and shareholders' equity	$2,639.5	$2,596.1

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(U.S. dollars in millions, except share and per share data)

	Quarter ended
	April 1, 2016	March 27, 2015
Net sales	$1,018.1	$1,008.4
Cost of products sold	877.4	908.0
Gross profit	140.7	100.4
Selling, general and administrative expenses	47.1	43.9
Loss (gain) on disposal of property, plant and equipment	3.1	(1.2)
Asset impairment and other charges, net	—	1.4
Operating income	90.5	56.3
Interest expense	0.9	1.3
Interest income	0.1	0.1
Other (income) expense, net	(2.6)	5.9
Income before income taxes	92.3	49.2
Provision for income taxes	11.1	5.0
Net income	$81.2	$44.2
Less: Net loss (income) attributable to noncontrolling interests	0.5	(1.7)
Net income attributable to Fresh Del Monte Produce Inc.	$81.7	$42.5
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Basic	$1.58	$0.80
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Diluted	$1.57	$0.80
Dividends declared per ordinary share	$0.125	$0.125
Weighted average number of ordinary shares:
Basic	51,628,572	53,007,473
Diluted	52,036,566	53,409,613

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(U.S. dollars in millions)

	Quarter ended
	April 1, 2016	March 27, 2015
Net income	$81.2	$44.2
Other comprehensive income:
Net unrealized (loss) gain on derivatives	(9.9)	11.5
Net unrealized foreign currency translation gain (loss)	5.6	(10.4)
Net change in retirement benefit adjustment, net of tax	0.1	0.3
Comprehensive income	$77.0	$45.6
Less: comprehensive loss (income) attributable to noncontrolling interests	0.1	(1.7)
Comprehensive income attributable to Fresh Del Monte Produce Inc.	$77.1	$43.9

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(U.S. dollars in millions)

	Quarter ended
	April 1, 2016	March 27, 2015
Operating activities:
Net income	$81.2	$44.2
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	19.0	18.1
Amortization of debt issuance costs	0.1	0.1
Stock-based compensation expense	4.7	3.6
Asset impairment, net	—	1.4
Change in uncertain tax positions	0.1	0.1
Loss (gain) on disposal of property, plant and equipment	3.1	(1.2)
Deferred income taxes	(1.5)	(0.5)
Excess tax benefit from stock-based compensation	—	(0.2)
Foreign currency translation adjustment	1.6	(4.1)
Changes in operating assets and liabilities:
Receivables	(14.8)	(49.8)
Inventories	(9.6)	(16.9)
Prepaid expenses and other current assets	4.6	(0.1)
Accounts payable and accrued expenses	5.5	20.4
Other noncurrent assets and liabilities	(1.1)	(1.6)
Net cash provided by operating activities	92.9	13.5
Investing activities:
Capital expenditures	(34.1)	(25.2)
Proceeds from sales of property, plant and equipment	0.4	2.9
Net cash used in investing activities	(33.7)	(22.3)
Financing activities:
Proceeds from long-term debt	150.3	244.4
Payments on long-term debt	(128.2)	(170.2)
Proceeds from stock options exercised	0.5	17.4
Excess tax benefit from stock-based compensation	—	0.2
Dividends paid	(6.4)	(6.5)
Repurchase and retirement of ordinary shares	(66.4)	(84.8)
Net cash (used in) provided by financing activities	(50.2)	0.5
Effect of exchange rate changes on cash	1.0	2.8
Net increase (decrease) in cash and cash equivalents	10.0	(5.5)
Cash and cash equivalents, beginning	24.9	34.1
Cash and cash equivalents, ending	$34.9	$28.6
Supplemental cash flow information:
Cash paid for interest	$0.8	$1.0
Cash paid for income taxes	$2.1	$1.4
Non-cash financing and investing activities:
Purchase of assets under capital lease obligations	$—	$0.7
Retirement of ordinary shares	$64.6	$69.7

 See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  General

Reference in this report to Fresh Del Monte, “we”, “our”, “us” and the “Company” refer to Fresh Del Monte Produce Inc. and its subsidiaries, unless the context indicates otherwise.

We were incorporated under the laws of the Cayman Islands in 1996 and are engaged primarily in the worldwide production, transportation and marketing of fresh produce. We source our products, which include bananas, pineapples, melons, tomatoes, avocados and non-tropical fruit (including grapes, apples, pears, peaches, plums, nectarines, citrus and kiwis) primarily from Central America, North America, South America, Africa, the Philippines and Europe. We distribute our products in North America, Europe, Asia, South America, Africa and the Middle East. Our products are sourced from our Company-owned farms, through joint venture arrangements and through supply contracts with independent growers. We have the exclusive right to use the DEL MONTE® brand for fresh fruit, fresh vegetables and other fresh and fresh-cut produce and certain other specified products on a royalty-free basis under a worldwide, perpetual license from Del Monte Corporation, an unaffiliated company that owns the DEL MONTE® trademark. We are also a producer, marketer and distributor of prepared fruit and vegetable, juices and snacks and we hold a perpetual, royalty-free license to use the DEL MONTE® brand for prepared foods throughout Europe, Africa, the Middle East and countries formerly part of the Soviet Union. Del Monte Corporation and several other unaffiliated companies manufacture, distribute and sell under the DEL MONTE® brand canned or processed fruit, vegetables and other produce, as well as dried fruit, snacks and other products in certain geographic regions.

The accompanying unaudited Consolidated Financial Statements for the quarter ended April 1, 2016 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for fair presentation have been included. Operating results for the quarter ended April 1, 2016 are subject to significant seasonal variations and are not necessarily indicative of the results that may be expected for the year ending December 30, 2016. For further information, refer to the Consolidated Financial Statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended January 1, 2016.

We are required to evaluate events occurring after April 1, 2016 for recognition and disclosure in the unaudited Consolidated Financial Statements for the quarter ended April 1, 2016. Events are evaluated based on whether they represent information existing as of April 1, 2016, which require recognition in the unaudited Consolidated Financial Statements, or new events occurring after April 1, 2016, which do not require recognition but require disclosure if the event is significant to the unaudited Consolidated Financial Statements. We evaluated events occurring subsequent to April 1, 2016 through the date of issuance of these unaudited Consolidated Financial Statements.

2. Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU"), which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU will be effective for us beginning the first day of our 2017 fiscal year. Early adoption is permitted. We are evaluating the impact of adoption of this ASU on our financial condition, result of operations and cash flows, but do not expect this ASU to have a significant effect.

In February 2016, the FASB issued an ASU, which requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize a straight-line total lease expense. The guidance also requires qualitative and specific quantitative disclosures to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities, including significant judgments and changes in judgments. This ASU will be effective for us beginning the first day of our 2019 fiscal year. Early adoption is permitted. We are evaluating the impact of adoption of this ASU on our financial condition, result of operations and cash flows, but do not expect this ASU to have a significant effect.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

2. Recently Issued Accounting Pronouncements (continued)

In November 2015, the FASB issued an ASU, which amends the existing accounting standards for income taxes. The amendment required companies to report their deferred tax liabilities and deferred tax assets each as a single non-current item on their classified balance sheets. The Company elected to adopt the amendments in the first quarter of fiscal year 2016 and applied them prospectively to the current period presented, as permitted by the standard. The adoption of the amendments had no impact on the Company's net earnings or cash flow from operations for any period presented.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

3.  Asset Impairment and Other Charges, Net

During the quarter ended April 1, 2016 there were no charges recorded for asset impairment and exit activity and other charges. The following represents a summary of asset impairment and exit activity and other charges, net recorded during the quarter ended March 27, 2015 (U.S. dollars in millions):

	Quarter ended
	March 27, 2015
	Long-lived and other asset impairment (credits)	Exit activity and other charges (credits)	Total
Other fresh produce segment:
Chile floods	$1.2	$—	$1.2
Other fresh produce segment charges (credits)	—	(0.1)	(0.1)
Prepared food segment:
Other prepared food segment charges	0.2	0.1	0.3
Total asset impairment and other charges (credits), net	$1.4	$—	$1.4

Exit Activity and Other Reserves

Exit activity and other reserve balances are recorded in the Consolidated Balance Sheets included in accounts payable and accrued expenses, for the current portion and in other noncurrent liabilities for the noncurrent portion.

The following is a rollforward of 2016 exit activity and other reserves (U.S. dollars in millions):

	Exit activity and other reserve balance at January 1, 2016	Impact to earnings	Cash paid	Foreign exchange impact	Exit activity and other reserve balance at April 1, 2016
Contract termination and other exit activity charges	$1.1	$—	$(0.2)	$—	$0.9
	$1.1	$—	$(0.2)	$—	$0.9

The exit activity and other reserve balance at April 1, 2016 relates to contract termination costs for an underutilized facility in the United Kingdom. We do not expect additional charges related to the exit and other activities mentioned above that would significantly impact our results of operations or financial condition.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

4.  Noncontrolling Interests

The following table reconciles shareholders’ equity attributable to noncontrolling interests (U.S. dollars in millions):

	Quarter ended
	April 1, 2016	March 27, 2015
Noncontrolling interests, beginning	$42.9	$40.0
Net (loss) income attributable to the noncontrolling interests	(0.5)	1.8
Translation adjustments	0.4	—
Retirement benefit adjustment	—	(0.1)
Noncontrolling interests, ending	$42.8	$41.7

5.  Variable Interest Entities

One of our Del Monte Gold® Extra Sweet pineapple producers meets the definition of a Variable Interest Entity ("VIE") pursuant to the ASC guidance on “Consolidation” and is consolidated. Our variable interest in this entity includes an equity investment and certain debt guarantees. All of this VIE's pineapple production is sold to us. Based on the criteria of this ASC, as amended, we are the primary beneficiary of this VIE’s expected residual returns or losses in excess of our ownership interest. Although we are the primary beneficiary, the VIE’s creditors do not have recourse against us. At April 1, 2016, the VIE had total assets of $36.3 million and total liabilities of $5.3 million. The VIE had long-term debt of $1.2 million, which is collateralized by its property, plant and equipment are further guaranteed by a $1.4 million standby letter of credit issued by us. As of April 1, 2016, the VIE is current on its long-term debt. There are no other restrictions on the assets of the VIE. We have provided funding for capital investments in the VIE in proportion to our voting interest.

On April 28, 2016, we acquired the remaining interest of our VIE for $45.0 million using operating cash flows and available borrowings under the Credit Facility (as defined in Note 9 “Long-Term Debt and Capital Lease Obligations”). This acquisition of the remaining ownership interest will be accounted for as an acquisition of a noncontrolling interest. This acquisition allows us to increase efficiency and facilitates expansion of our production capabilities.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

6.  Financing Receivables (continued)

The following table details financing receivables including the related allowance for doubtful accounts (U.S. dollars in millions):

	April 1, 2016		January 1, 2016
	Short-term	Long-term	Short-term	Long-term
Gross advances to independent growers and suppliers	$36.6	$0.2	$41.7	$0.3
Allowance for advances to independent growers and suppliers	(2.1)	—	(2.1)	—
Net advances to independent growers and suppliers	$34.5	$0.2	$39.6	$0.3

The current and noncurrent portions of the financing receivables included above are classified in the Consolidated Balance Sheets in other accounts receivable and other noncurrent assets, respectively.

The following table details the credit risk profile of the above listed financing receivables (U.S. dollars in millions):

	Current status	Past due status	Total
Gross advances to independent growers and suppliers:
April 1, 2016	$34.7	$2.1	$36.8
January 1, 2016	39.9	2.1	42.0

The allowance for doubtful accounts and the related financing receivables for the quarters ended April 1, 2016 and March 27, 2015 were as follows (U.S. dollars in millions):

	Quarter ended
	April 1, 2016	March 27, 2015
Allowance for advances to independent growers and suppliers:
Balance, beginning of period	$2.1	$2.4
Deductions to allowance related to write-offs	—	(0.5)
Balance, end of period	$2.1	$1.9

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

7.  Stock-Based Compensation

Our shareholders approved and ratified the 2014 Omnibus Share Incentive Plan (the “2014 Plan”), which allows us to grant equity-based compensation awards, including stock options, restricted stock awards and restricted stock units. We disclosed the significant terms of the 2014 Plan and prior plans in our annual financial statements included in our Annual Report on Form 10-K for the year ended January 1, 2016.

Stock-based compensation expense included in selling, general and administrative expenses related to stock options, restricted stock awards ("RSA"), restricted stock units ("RSUs") and performance stock units ("PSUs") is included in the accompanying Consolidated Statements of Income were as follows (U.S. dollars in millions):

	Quarter ended
	April 1, 2016	March 27, 2015
Stock Options	$0.7	$1.1
RSUs/PSUs	3.1	1.8
RSAs	0.9	0.7
Total	$4.7	$3.6

There were no realized excess share-based payment deductions resulting from stock options exercised through a reduction in taxes currently payable and related effect on cash flows for the quarter ended April 1, 2016. There were $0.2 million of excess share-based payment deductions resulting from stock options for the quarter ended March 27, 2015. Proceeds of $0.5 million for the quarter ended April 1, 2016 and $17.4 million for the quarter ended March 27, 2015 were received from the exercise of stock-based options.

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

There were no stock option grants for the quarter ended April 1, 2016 and for the quarter ended March 27, 2015.

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

For RSAs awarded under the 2014 Plan, 50% of each award of our restricted stock vested on the date it was granted. The remaining 50% of each award vests upon the six-month anniversary of the date on which the recipient ceases to serve as a member of our Board of Directors. Restricted stock awarded during the quarter ended April 1, 2016 and March 27, 2015 allows directors to retain all of their awards once they cease to serve as a member of our Board of Directors and is considered a nonsubstantive service condition in accordance with the guidance provided by the ASC on “Compensation – Stock Compensation”.  Accordingly, it is appropriate to recognize compensation cost immediately for restricted stock awards granted to non-management members of the Board of Directors.

The following table lists the various restricted stock awards and related compensation expense under prior plans for the quarters ended April 1, 2016 and March 27, 2015 (U.S. dollars in millions except share and per share data):

Date of award	Shares of restricted stock awarded	Price per share
January 4, 2016	22,946	$38.13
January 2, 2015	21,875	33.60

Restricted Stock Units / Performance Stock Units

Under the 2014 Plan, each RSU/PSU represents a contingent right to receive one of our ordinary shares. The PSUs are subject to meeting minimum performance criteria set by our Compensation Committee of our Board of Directors. The actual number of shares the recipient receives is determined based on the results achieved versus performance goals. Those performance goals are based on exceeding a measure of our earnings. Depending on the results achieved, the actual number of shares that an award recipient receives at the end of the period may range from 0% to 100% of the award units granted. Provided such criteria are met, the PSUs will vest in three equal annual installments on each of the next three anniversary dates provided that the recipient remains employed with us. The RSUs will vest 20% on the award date and 20% on each of the next four anniversaries.

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

The following table lists the various RSUs and PSUs awarded under the 2014 Plan and prior plans for the quarters ended April 1, 2016 and March 27, 2015 (U.S. dollars in millions except share and per share data):

Date of award	Type of award	Units awarded	Price per share
February 24, 2016	PSU	140,000	$38.99
February 24, 2016	RSU	50,000	38.99
February 18, 2015	PSU	175,000	33.44
February 18, 2015	RSU	50,000	33.44

RSUs and PSUs are eligible to earn Dividend Equivalent Units ("DEUs") equal to the cash dividend paid to ordinary shareholders. DEUs are subject to the same performance and/or service conditions as the underlying RSUs and PSUs and are forfeitable.

We expense the fair market value of RSUs and PSUs, as determined on the date of award, ratably over the vesting period provided the performance condition, if any, is probable.

8.  Inventories

Inventories consisted of the following (U.S. dollars in millions):

	April 1, 2016	January 1, 2016
Finished goods	$191.3	$182.6
Raw materials and packaging supplies	144.8	140.8
Growing crops	154.6	158.5
Total inventories	$490.7	$481.9

9.  Long-Term Debt and Capital Lease Obligations

The following is a summary of long-term debt and capital lease obligations (U.S. dollars in millions):

	April 1, 2016	January 1, 2016
Senior unsecured revolving credit facility (see Credit Facility below)	$277.7	$251.2
Various other notes payable	1.2	1.4
Capital lease obligations	1.3	1.6
Total long-term debt and capital lease obligations	280.2	254.2
Less: Current portion	(1.6)	(1.5)
Long-term debt and capital lease obligations	$278.6	$252.7

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

9.  Long-Term Debt and Capital Lease Obligations (continued)

Credit Facility

On April 16, 2015, we entered into a five-year $800 million syndicated senior unsecured revolving credit facility maturing on April 15, 2020 (the "Credit Facility") with Bank of America, N.A. as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Inc. as sole lead arranger and sole book manager. Borrowings under the Credit Facility bear interest at a spread over LIBOR that varies with our leverage ratio. The Credit Facility also includes a swing line facility and a letter of credit facility. We capitalized $1.7 million of debt issuance costs, which are included in other noncurrent assets on our Consolidated Balance Sheets.

On June 22, 2015, we entered into a renewable 364-day, $25.0 million commercial and stand-by letter of credit facility with Rabobank Nederland.

The following is a summary of the material terms of the Credit Facility and other working capital facilities at April 1, 2016 (U.S. dollars in millions):

	Term	Maturity date	Interest rate	Borrowing limit	Available borrowings
Bank of America credit facility	5 years	April 15, 2020	1.69%	$800.0	$522.3
Rabobank letter of credit facility	364 days	June 21, 2016	Varies	25.0	13.4
Other working capital facilities	Varies	Varies	Varies	18.2	10.9
				$843.2	$546.6

The current margin for LIBOR advances is 1.25%. We intend to use funds borrowed under the Credit Facility from time to time for general corporate purposes, which may include the repayment, redemption or refinancing of our existing indebtedness, working capital needs, capital expenditures, funding of possible acquisitions, possible share repurchases and satisfaction of other obligations.

The Credit Facility requires us to comply with financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers. As of April 1, 2016, we were in compliance with all of the covenants contained in the Credit Facility. The Credit Facility is unsecured as long as we maintain a certain leverage ratio and is guaranteed by certain of our subsidiaries. The Credit Facility permits borrowings under the revolving commitment with an interest rate determined based on our leverage ratio and spread over LIBOR. In addition, we pay a fee on unused commitments.

As of April 1, 2016, we applied $11.6 million to the new Rabobank Nederland letter of credit facility, in respect of certain contingent obligations and other governmental agency guarantees combined with guarantees for purchases of raw materials and equipment and other trade related letters of credit. The letter of credit facility includes $1.4 million relating to a debt guarantee for a VIE. We also had $14.0 million in other letters of credit and bank guarantees not included in the Rabobank or Bank of America letter of credit facilities. Refer to Note 5, "Variable Interest Entities", for further discussion of VIEs.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

10.  Commitments and Contingencies

DBCP Litigation

Beginning in December 1993, certain of our U.S. subsidiaries were named among the defendants in a number of actions in courts in Texas, Louisiana, Hawaii, California and the Philippines involving claims by numerous non-U.S. plaintiffs alleging that they were injured as a result of exposure to a nematocide containing the chemical dibromochloropropane (“DBCP”) during the period 1965 to 1990. As a result of a settlement entered into in December 1998, the remaining unresolved DBCP claims against our U.S. subsidiaries are pending or subject to appeal in Hawaii, Delaware and the Philippines.

On October 14, 2004, two of our subsidiaries were served with a complaint in an action styled Angel Abarca, et al. v. Dole Food Co., et al. filed in the Superior Court of the State of California for the County of Los Angeles on behalf of more than 2,600 Costa Rican banana workers who claim injury from exposure to DBCP. On January 2, 2009, three of our subsidiaries were served with multiple complaints in related actions styled Jorge Acosta Cortes, et al. v. Dole Food Company, et al. filed in the Superior Court of the State of California for the County of Los Angeles on behalf of 461 Costa Rican residents. An initial review of the plaintiffs in the Abarca and Cortes actions found that a substantial number of the plaintiffs were claimants in prior DBCP actions in Texas and may have participated in the settlement of those actions. On June 27, 2008, the court dismissed the claims of 1,329 plaintiffs who were parties to prior DBCP actions. On June 30, 2008, our subsidiaries moved to dismiss the claims of the remaining Abarca plaintiffs on grounds of forum non conveniens in favor of the courts of Costa Rica. On September 22, 2009, the court granted the motion to dismiss and on November 16, 2009 entered an order conditionally dismissing the claims of those remaining plaintiffs who allege employment on farms in Costa Rica exclusively affiliated with our subsidiaries. Those dismissed plaintiffs re-filed their claim in Costa Rica on May 17, 2012. On January 18, 2013, all remaining plaintiffs in California filed Requests for Dismissal effecting the dismissal of their claims without prejudice. On September 25, 2013, our subsidiaries filed an answer to the claim re-filed with the courts of Costa Rica. A second DBCP-related lawsuit was filed in Costa Rica in March 2015.  The claim is under jurisdictional review by the local court. A third DBCP-related lawsuit was filed in Costa Rica in May 2015.  After a recent jurisdictional ruling, the plaintiffs moved to dismiss the case.

In February 2011, a group of former banana cooperative workers from the Philippines filed a complaint in the Philippines against two of our subsidiaries claiming injury from exposure to DBCP. The trial court dismissed the complaint against our subsidiaries on October 3, 2011. Plaintiffs have appealed the dismissal to the Court of Appeals. On March 9, 2015, the Court of Appeals affirmed the trial court’s dismissal of the complaint. Plaintiffs motion for reconsideration was denied by the Court of Appeals on December 15, 2015. On February 29, 2016, the Supreme Court denied Plaintiff's petition for review.

On May 31 and June 1, 2012, eight actions were filed against one of our subsidiaries in the United States District Court for the District of Delaware on behalf of approximately 3,000 plaintiffs alleging exposure to DBCP on or near banana farms in Costa Rica, Ecuador, Panama, and Guatemala. We and our subsidiaries have never owned, managed or otherwise been involved with any banana growing operations in Panama and were not involved with any banana growing operations in Ecuador during the period when DBCP was in use. The plaintiffs include claimants who had cases pending in the United States District Court for the Eastern District of Louisiana which were dismissed on September 17, 2012. On August 30, 2012, our subsidiary joined a motion to dismiss the claims of those plaintiffs on the grounds that they have first-filed claims pending in the United States District Court for the Eastern District of Louisiana. The motion was granted on March 29, 2013. On September 21, 2012, our subsidiary filed an answer with respect to the claims of those plaintiffs who had not already filed in Louisiana. On May 27, 2014, the court granted a motion made by a co-defendant and entered summary judgment against all plaintiffs based on the September 19, 2013 affirmance by the United States Court of Appeals for the Fifth Circuit of the dismissal of related cases by the United States District Court for the Eastern District of Louisiana. On July 7, 2014, our subsidiary joined in a motion for summary judgment as to all plaintiffs on the basis of the court’s May 27, 2014 ruling. Plaintiffs agreed that judgment be entered in favor of all defendants for the claims still pending in the United States District Court for the District of Delaware on the basis of the summary judgment granted on May 27, 2014 and the district court entered judgment dismissing all plaintiffs’ claims on September 22, 2014. On October 21, 2014, a notice of appeal was filed with the United States Court of Appeals for the Third Circuit, but the notice expressly limited the appeal to the claims of 57 (out of the more than 2,400) plaintiffs. On August 11, 2015, the Court of Appeals affirmed the dismissal of the claims of these plaintiffs. Plaintiffs filed a Motion for Rehearing en Banc with the Third Circuit, which was granted on September 22, 2015. The rehearing was held on February 17, 2016.

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

During 2014, as a result of a meeting held with the EPA which resulted in changes to the remediation work being performed, we reduced the liability related to the Kunia well site clean-up by $1.4 million. During 2015, due to market fluctuations which resulted in changes to the discount rate, we reduced the liability related to the Kunia well site clean-up by $0.8 million, net of other charges. The undiscounted estimates are between $14.8 million and $28.7 million. The undiscounted estimate on which our accrual is based totals $15.7 million and is discounted using a 4% rate. As of April 1, 2016, there is $13.1 million included in other noncurrent liabilities and $0.7 million included in accounts payable and accrued expenses in the Consolidated Balance Sheets for the Kunia Well Site clean-up, which we expect to expend in the next 12 months. We expect to expend approximately $0.7 million in 2016, $1.7 million per year in 2017 and 2018, $0.7 million in 2019 and $1.0 million in 2020.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

11.  Earnings Per Share

Basic and diluted net income per ordinary share is calculated as follows (U.S. dollars in millions, except share and per share data):

	Quarter ended
	April 1, 2016	March 27, 2015
Numerator:
Net income attributable to Fresh Del Monte Produce Inc.	$81.7	$42.5

Denominator:
Weighted average number of ordinary shares - Basic	51,628,572	53,007,473
Effect of dilutive securities - Share based employee options and awards	407,994	402,140
Weighted average number of ordinary shares - Diluted	52,036,566	53,409,613

Antidilutive awards (1)	73,187	40,129

Net income per ordinary share attributable to Fresh Del Monte Produce Inc.:
Basic	$1.58	$0.80
Diluted	$1.57	$0.80

(1)	Certain unvested RSU's and PSU's are not included in the calculation of Net income per ordinary share because the effect would have been anti-dilutive.

Refer to Note 17, “Shareholders’ Equity”, for disclosures related to the stock repurchase program and retired shares.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

12.  Retirement and Other Employee Benefits

The following table sets forth the net periodic benefit costs of our pension plans and post-retirement plans (U.S. dollars in millions):

	Quarter ended
	April 1, 2016	March 27, 2015
Service cost	$1.3	$1.4
Interest cost	1.7	1.7
Expected return on assets	(1.0)	(1.0)
Amortization of net actuarial loss	0.3	0.4
Net periodic benefit costs	$2.3	$2.5

We provide certain other retirement benefits to certain employees who are not U.S.-based not included above. Generally, benefits under these programs are based on an employee’s length of service and level of compensation. These programs are immaterial to our consolidated financial statements. The net periodic benefit costs related to other non-U.S.-based plans for the quarter ended April 1, 2016 is $0.6 million and $0.6 million for the quarter ended March 27, 2015.

13.  Business Segment Data

We are principally engaged in one major line of business, the production, distribution and marketing of bananas, other fresh produce and prepared food. Our products are sold in markets throughout the world with our major producing operations located in North, Central and South America, Asia and Africa.

Our operations are aggregated into business segments on the basis of our products: bananas, other fresh produce and prepared food. Other fresh produce includes pineapples, melons, tomatoes, avocados, non-tropical fruit (including grapes, apples, pears, peaches, plums, nectarines, citrus and kiwis), fresh-cut products, other fruit and vegetables, a third-party ocean freight business and a plastic products business. Prepared food includes prepared fruit and vegetables, juices, beverages, snacks, poultry and meat products.

We evaluate performance based on several factors, of which net sales and gross profit by product are the primary financial measures (U.S. dollars in millions):

	Quarter ended
	April 1, 2016		March 27, 2015
	Net Sales	Gross Profit	Net Sales	Gross Profit
Banana	$458.6	$48.8	$454.3	$36.1
Other fresh produce	480.9	77.1	464.6	50.7
Prepared food	78.6	14.8	89.5	13.6
Totals	$1,018.1	$140.7	$1,008.4	$100.4

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

Foreign Currency Hedges

We are exposed to fluctuations in currency exchange rates against the U.S. dollar on our results of operations and financial condition and we mitigate that exposure by entering into foreign currency forward contracts.  Certain of our subsidiaries periodically enter into foreign currency forward contracts in order to hedge portions of forecasted sales or cost of sales denominated in foreign currencies, which generally expire within one year. Our foreign currency hedges were entered into for the purpose of hedging portions of our 2016 foreign currency exposure.

The foreign currency forward contracts qualifying as cash flow hedges were designated as single-purpose cash flow hedges of forecasted cash flows.  Based on our formal assessment of hedge effectiveness of our qualifying foreign currency forward contracts, we determined that the impact of hedge ineffectiveness was de minimis for the quarters ended April 1, 2016 and March 27, 2015.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

14.  Derivative Financial Instruments (continued)

Certain of our derivative instruments contain provisions that require the current credit relationship between us and our counterparty to be maintained throughout the term of the derivative instruments.  If that credit relationship changes, certain provisions could be triggered, and the counterparty could request immediate collateralization of derivative instruments in net liability position above a certain threshold.  As of April 1, 2016, the aggregate fair value of all derivative instruments with a credit-risk-related contingent feature was $3.1 million. If the credit-risk-related contingent features underlying these agreements were triggered on April 1, 2016, we would not be required to post collateral to our counterparty because the collateralization threshold had not been met.

We had the following outstanding foreign currency forward contracts as of April 1, 2016:

Foreign currency contracts qualifying as cash flow hedges:	Notional amount
Euro	EUR	144.8	million
Japanese yen	JPY	3,268.8	million
Philippine peso	PHP	807.7	million

The following table reflects the fair values of derivative instruments, all of which are designated as Level 2 of the fair value hierarchy, as of April 1, 2016 and January 1, 2016 (U.S. dollars in millions):

Derivatives designated as hedging instruments (1)
	Foreign exchange contracts
Balance Sheet location:	April 1, 2016 (2)	January 1, 2016
Asset derivatives:
Prepaid expenses and other current assets	$5.2	$11.9
Other noncurrent assets	—	—
Total asset derivatives	$5.2	$11.9

Liability derivatives:
Accounts payable and accrued expenses	$3.1	$—
Other noncurrent liabilities	—	—
Total liability derivatives	$3.1	$—

(1) See Note 15, "Fair Value Measurements", for fair value disclosures.
(2) We expect that $2.1 million of the net fair value of hedges recognized as a gain in accumulated other comprehensive income ("AOCI") will be transferred to earnings during the next 12 months, along with the earnings effect of the related forecasted transactions.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

14.  Derivative Financial Instruments (continued)

The following table reflects the effect of derivative instruments on the Consolidated Statements of Income for the quarters ended April 1, 2016 and March 27, 2015 (U.S. dollars in millions):

Derivatives in effective cash flow hedging relationships	Amount of gain (Loss) recognized in other comprehensive income on derivatives (effective portion)		Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) reclassified from AOCI into income (effective portion)
	Quarter ended			Quarter ended
	April 1, 2016	March 27, 2015		April 1, 2016	March 27, 2015
Foreign exchange contracts	$(10.6)	$11.3	Net sales	$1.9	$9.1
Foreign exchange contracts	0.7	0.2	Cost of products sold	—	(0.2)
Total	$(9.9)	$11.5		$1.9	$8.9

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

The following table provides a summary of the fair values of assets and liabilities measured on a recurring basis under the ASC on “Fair Value Measurements and Disclosures” (U.S. dollars in millions):

Fair value measurements
Foreign currency forward contracts, net asset
	April 1, 2016	January 1, 2016
Quoted prices in active markets for identical assets (Level 1)	$—	$—
Significant observable inputs (Level 2)	2.1	11.9
Significant unobservable inputs (Level 3)	—	—

In estimating our fair value disclosures for financial instruments, we use the following methods and assumptions:

Cash and cash equivalents: The carrying amount reported in the Consolidated Balance Sheets for these items approximates fair value due to their liquid nature and are classified as Level 1.

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
Refer to Note 9 , “Long-Term Debt and Capital Lease Obligations”.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

15.  Fair Value Measurements (continued)

Fair Value of Non-Financial Assets

The fair value of the banana reporting unit's goodwill and the prepared food unit's remaining trade names and trademarks are highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets. We disclosed the sensitivity related to the banana reporting unit's goodwill and the prepared food unit's remaining trade names and trademarks in our annual financial statements included in our Annual Report on Form 10-K for the year ended January 1, 2016.

16.  Accumulated Other Comprehensive (Loss) Income

The following table includes the changes in accumulated other comprehensive (loss) income attributable to U.S. by component under the ASC on “Comprehensive Income” (U.S. dollars in millions):

	Changes in accumulated other comprehensive (loss) income by component (1)
	Quarter ended April 1, 2016
	Changes in fair value of effective cash flow hedges	Foreign currency translation adjustment		Retirement benefit adjustment	Total

Balance at January 1, 2016	$11.9	$(14.8)		$(20.1)	$(23.0)
Other comprehensive (loss) income
before reclassifications	(7.9)	5.0	(2)	(0.1)	(3.0)
Amounts reclassified from accumulated
other comprehensive (loss) income	(1.9)	—		0.3	(1.6)
Net current period other comprehensive
(loss) income	(9.8)	5.0		0.2	(4.6)
Balance at April 1, 2016	$2.1	$(9.8)		$(19.9)	$(27.6)

	Quarter ended March 27, 2015
Balance at December 26, 2014	$25.2	$(0.8)		$(21.8)	$2.6
Other comprehensive (loss) income
before reclassifications	20.4	(10.3)	(2)	(0.1)	10.0
Amounts reclassified from accumulated
other comprehensive (loss) income	(8.9)	—		0.4	(8.5)
Net current period other comprehensive
(loss) income	11.5	(10.3)		0.3	1.5
Balance at March 27, 2015	$36.7	$(11.1)		$(21.5)	$4.1

(1) All amounts are net of tax and noncontrolling interest.
(2) Includes a gain of $4.2 million for the quarter ended April 1, 2016 and a loss of $3.5 million for the quarter ended March 27, 2015 on intra-entity foreign currency transactions that are of a long-term-investment nature; also includes a gain of $0.4 million for the quarter ended April 1, 2016 related to noncontrolling interest.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

16.  Accumulated Other Comprehensive (Loss) Income (continued)

The following table includes details about amounts reclassified from accumulated other comprehensive (loss) income by component
(U.S. dollars in millions):

Details about accumulated other comprehensive (loss) income components	Amount reclassified from accumulated other comprehensive (loss) income		Affected line item in the statement where net income is present
	Quarter ended April 1, 2016	Quarter ended March 27, 2015
Changes in fair value of effective cash flow hedges:
Foreign currency cash flow hedges	$(1.9)	$(9.1)	Sales
Foreign currency cash flow hedges	—	0.2	Cost of Sales
Total	$(1.9)	$(8.9)

Amortization of retirement benefits:
Actuarial losses	$0.2	$0.1	Selling, general and administrative expenses
Actuarial losses	0.1	0.3	Cost of Sales
Total	$0.3	$0.4

17.  Shareholders’ Equity

Our shareholders have authorized 50,000,000 preferred shares at $0.01 par value, of which none are issued or outstanding, and 200,000,000 ordinary shares of common stock at $0.01 par value, of which 51,120,115 are issued and outstanding at April 1, 2016.

Ordinary share activity is summarized as follows:

	Quarter ended
	April 1, 2016	March 27, 2015
Ordinary shares issued (retired) as a result of:
Stock option exercises	20,966	610,896
Restricted stock grants	22,946	21,875
Restricted and performance stock units	149,857	128,253
Ordinary shares repurchased and retired	(1,616,619)	(2,056,604)

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

17.  Shareholders’ Equity (continued)

On July 29, 2015, our Board of Directors approved a three-year stock repurchase program of up to $300 million of our ordinary shares, in addition to the three-year stock repurchase program to repurchase up to $300 million of our ordinary shares approved on May 1, 2013. We have repurchased $356.4 million of ordinary shares, or 10,686,830 ordinary shares, under the aforementioned repurchase programs and retired all the repurchased shares. The stock repurchase program approved on May 1, 2013 has been fully utilized as of April 1, 2016. We have a maximum dollar amount value of $243.6 million of shares that we can purchase under the stock repurchase program approved on July 29, 2015.

Subsequent to the quarter ended April 1, 2016, we repurchased 55,916 ordinary shares for $2.3 million with an average price per share of $41.98.

Dividend activity is summarized as follows:

Quarter ended		Quarter ended
April 1, 2016		March 27, 2015
Dividend Date	Cash Dividend Declared, per Ordinary Share	Dividend Date	Cash Dividend Declared, per Ordinary Share
April 1, 2016	$0.125	March 27, 2015	$0.125

We paid $6.4 million in dividends in the quarter ended April 1, 2016 and $6.5 million in dividends in the quarter ended March 27, 2015.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are one of the world’s leading vertically integrated producers, marketers and distributors of high-quality fresh and fresh-cut fruit and vegetables, as well as a leading producer and marketer of prepared fruit and vegetables, juices, beverages and snacks in Europe, Africa, the Middle East and countries formerly part of the Soviet Union. We market our products worldwide under the DEL MONTE® brand, a symbol of product innovation, quality, freshness and reliability since 1892. Our global sourcing and logistics system allows us to provide regular delivery of consistently high-quality produce and value-added services to our customers. Our major producing operations are located in North, Central and South America, Asia and Africa. Production operations are aggregated on the basis of our products: bananas, other fresh produce and prepared food.  Other fresh produce includes pineapples, melons, tomatoes, avocados, non-tropical fruit (including grapes, apples, pears, peaches, plums, nectarines, citrus and kiwis), fresh-cut produce, other fruit and vegetables, a plastic products business and a third-party ocean freight service. Prepared food includes prepared fruit and vegetables, juices, beverages, snacks, poultry and meat products.

Liquidity and Capital Resources

Net cash provided by operating activities was $92.9 million for the first quarter of 2016, compared with net cash provided by operating activities of $13.5 million for the first quarter of 2015, an increase of $79.4 million.  The increase in net cash provided by operating activities was principally attributable to higher net income combined with changes in operating assets and liabilities.

Working capital was $624.4 million at April 1, 2016 compared with $604.0 million at January 1, 2016, an increase of $20.4 million. This increase in working capital is primarily seasonal in nature and results from higher levels of accounts receivables and inventory at the end of the first quarter of the year as compared with year-end.

Net cash used in investing activities for the first quarter of 2016 was $33.7 million compared with $22.3 million for the first quarter of 2015. Net cash used in investing activities for the first quarter of 2016 consisted of capital expenditures of $34.1 million, partially offset by proceeds from sales of property, plant and equipment of $0.4 million. Capital expenditure for the first quarter of 2016 consisted primarily of expansion of our distribution and fresh-cut fruit facilities in North America and Asia related to the other fresh produce and banana segments; expansion and improvements to our banana operations in the Philippines and Central America; expansion and improvements to our manufacturing facilities in the Middle East and Kenya related to the prepared food and other fresh produce segments; and expansion and improvements to production facilities in Costa Rica and Chile in the other fresh produce segment. Proceeds from sale of property, plant and equipment for the first quarter of 2016 consisted primarily of the sale of surplus equipment.

Net cash used in investing activities for the quarter of 2015 consisted of capital expenditures of $25.2 million, partially offset by proceeds from sales of property, plant and equipment of $2.9 million. Capital expenditures for the first quarter of 2015 included expansion of banana operations in the Philippines and Central America; expansion and improvements to our production facilities principally in Kenya, and Costa Rica related to the prepared food segment; improvements and expansion of production facilities in Japan, Chile, Costa Rica related to the other fresh produce segment and for worldwide information technology projects related to all of our business segments. Proceeds from sale of property, plant and equipment for the first quarter of 2015 consisted primarily of the sale of a refrigerated vessel and other surplus equipment.

Net cash used in financing activities for the first quarter of 2016 was $50.2 million compared with net cash provided by financing activities of $0.5 million for the first quarter of 2015. Net cash used in financing activities for the first quarter of 2016 consisted of repurchase and retirement of ordinary shares of $66.4 million and dividends paid of $6.4 million, partially offset by net repayments on long-term debt of $22.1 million and proceeds from stock options exercised of $0.5 million. Cash provided by financing activities for the first quarter of 2015 consisted of net repayments on long-term debt of $74.2, proceeds from stock options exercised of $17.4 million and excess tax benefit from stock-based compensation of $0.2 million, partially offset by dividends paid of $6.5 million and repurchase and retirement of ordinary shares of $84.8 million.

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

At April 1, 2016, we had $277.7 million outstanding under the Credit Facility bearing interest at a per annum rate of 1.69%.  In addition, we pay a fee on unused commitments under the Credit Facility.

The Credit Facility is unsecured as long as we maintain a certain leverage ratio and also requires us to comply with certain financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers. As of April 1, 2016, we were in compliance with all of the financial and other covenants contained in the Credit Facility.

At April 1, 2016, we had $546.6 million available under committed working capital facilities, primarily under the Credit Facility. At April 1, 2016, we applied $11.6 million to the Rabobank letter of credit facility, in respect of certain contingent obligations and other governmental agencies and purchases of equipment and raw material guarantees and other trade related letters of credit.  We also had $14.0 million in other letters of credit and bank guarantees not included in the Rabobank or Bank of America letter of credit facilities.

As of April 1, 2016, we had $280.2 million of long-term debt and capital lease obligations, including the current portion, consisting of $277.7 million outstanding under the Credit Facility, $1.3 million of capital lease obligations and $1.2 million of other long-term debt and notes payable.

Based on our operating plan, combined with our available borrowing capacity under our Credit Facility, we believe we will have sufficient resources to meet our cash obligations in the foreseeable future.

As of April 1, 2016, we had cash and cash equivalents of $34.9 million.

As a result of the closure of distribution centers and restructuring in Europe, we paid approximately $0.2 million in contractual obligations during the first quarter of 2016. We expect to make additional payments of approximately $0.9 million principally related to the closure of certain facilities in the United Kingdom.

The fair value of our foreign currency cash flow hedges changed from a net gain of $11.9 million as of January 1, 2016, to a net gain of $2.1 million as of April 1, 2016. We expect that a gain of $2.1 million will be transferred to earnings during the next 12 months, along with the earnings effect of the related forecasted transactions.

Recent Developments

On April 28, 2016, we acquired the remaining 60% interest of our pineapple producer in the Philippines for $45.0 million using operating cash flows and available borrowings under the Credit Facility. At April 1, 2016, we owned a 40% interest and consolidated the Philippine pineapple producer based on VIE guidance, refer to Note 5, “Variable Interest Entities”. This acquisition of the remaining 60% will be accounted as an acquisition of a noncontrolling interest. This acquisition allows us to increase efficiency and facilitates expansion of our production capabilities in Asia.

Results of Operations

The following tables present for each of the periods indicated (i) net sales by geographic region and (ii) net sales and gross profit by product category, and in each case, the percentage of the total represented thereby (U.S. dollars in millions, except percent data):

Net sales by geographic region:

	Quarter ended
	April 1, 2016		March 27, 2015
North America	$587.5	58%	$575.6	57%
Europe	173.4	17%	178.9	18%
Asia	115.3	11%	100.1	10%
Middle East	124.0	12%	129.3	13%
Other	17.9	2%	24.5	2%
Total	$1,018.1	100%	$1,008.4	100%

Product net sales and gross profit:

	Quarter ended
	April 1, 2016				March 27, 2015
	Net Sales		Gross Profit		Net Sales		Gross Profit
Banana	$458.6	45%	$48.8	35%	$454.3	45%	$36.1	36%
Other fresh produce	480.9	47%	77.1	55%	464.6	46%	50.7	50%
Prepared food	78.6	8%	14.8	10%	89.5	9%	13.6	14%
Totals	$1,018.1	100%	$140.7	100%	$1,008.4	100%	$100.4	100%

First Quarter 2016 Compared with First Quarter of 2015

Net Sales. Net sales for the first quarter of 2016 were $1,018.1 million compared with $1,008.4 million for the first quarter of 2015. The increase in net sales of $9.7 million was principally attributable to higher net sales in the other fresh produce and banana business segments, partially offset by lower net sales in the prepared food segment.

•
Net sales in the other fresh produce segment increased $16.3 million, principally as a result of higher net sales of fresh-cut products, avocados, pineapples and other fruits, partially offset by lower net sales of tomatoes, non-produce operations and non-tropical fruit.

◦	Net sales of fresh-cut products increased principally due to higher worldwide sales volumes as a result of increased customer demand in all regions.

◦	Net sales of avocados increased due to higher sales volume of avocados in North America primarily due to higher customer demand and increased shipments from Mexico.

◦
Net sales of pineapples increased due to higher sales volume in North America principally as a result of increased customer demand and higher production in Costa Rica. Partially offsetting these increases were lower sales volume in Asia and the Middle East as a result of lower production in the Philippines. Worldwide pineapple sales volume increased 4%.

◦	Net sales of other fruit increased primarily due to higher sales volume of plantains in North America as a result of favorable market conditions.

◦	Net sales of tomatoes decreased due to a planned reduction of planted acreage in our Florida operation during the winter growing season.

◦
Net sales of non-tropical fruit decreased principally due to lower sales volume of grapes in North America, South America and Asia combined with lower sales volumes of stonefruit in all markets, as a result of lower supplies from Chile.

◦	Net sales of non-produce operations decreased principally due to lower net sales in our Chilean plastic operation as a result of increased competition.

•
Net sales of bananas increased by $4.3 million principally due to higher net sales in Asia and the Middle East, partially offset by lower net sales in Europe and North America. Worldwide banana sales volume increased 2%.

◦	Asia banana net sales increased primarily due to higher sales volumes resulting from higher customer demand and our expanded production operations in the Philippines.

◦	Middle East banana net sales increased due to higher sales volume resulting from an expanded customer base and our expanded production operations in the Philippines.

◦	Europe banana net sales decreased due to lower sales volume principally as a result of the loss of customers in Northern Europe due to competition.

◦	North America banana net sales decreased primarily as a result of slightly lower per unit sales prices due to market conditions.

•
Net sales in the prepared food segment decreased $10.9 million principally due to lower sales volume and lower per unit sales prices in our poultry business in Jordan as a result of lower production yields and increased competition. Also contributing to the decrease in net sales in our prepared food segment were lower sales volume of canned pineapple principally as a result of decreased production in our Kenya operations. Partially offsetting these decreases in net sales were higher pricing of industrial products and higher sales volume of canned deciduous fruit.

Cost of Products Sold.  Cost of products sold was $877.4 million for the first quarter of 2016, compared with $908.0 million for the first quarter of 2015, a decrease of $30.6 million.  This decrease was primarily attributable to lower transportation costs combined with lower fruit procurement costs principally for bananas and deciduous fruit and lower production cost in the prepared food segment.

Gross Profit. Gross profit was $140.7 million for the first quarter of 2016, compared with $100.4 million for the first quarter of 2015, an increase of $40.3 million.  This increase was attributable to higher gross profit in all of our business segments.

•	Gross profit in the other fresh produce segment increased $26.4 million principally due to higher gross profit on tomatoes, non-tropical fruit, fresh-cut products, avocados and pineapples.

◦
Gross profit on tomatoes improved significantly principally due to higher per unit selling prices for the re-pack tomato business combined with the absence of quality problems that we incurred in our Florida growing operations during the first quarter of 2015.

◦	Gross profit on non-tropical fruit increased primarily due to higher selling prices on grapes in North America, Europe, Asia and South America.

◦
Gross profit on fresh-cut products increased principally due to higher sales volume and per unit sales prices in North America and Asia combined with higher sales volume in Europe. Also contributing to the increase in gross profit on fresh-cut products were lower per unit costs in Asia, North America and Europe principally as a result of improved efficiency and favorable exchange rates. Partially offsetting these increases in gross profit were higher costs and lower sales prices in the Middle East.

◦	Gross profit on avocados increased primarily due to increased sales volume and lower fruit procurement costs in North America.

◦
Gross profit on pineapples increased principally due to higher sales volume in North America and higher per unit sales prices in Asia combined with lower transportation costs. Partially offsetting these increase in gross profit was lower per unit selling prices in Europe and the Middle East. Worldwide per unit sales prices decreased 1%, and per unit costs decreased 2%.

•
Gross profit in the banana segment increased $12.7 million primarily due to lower per unit costs, partially offset by lower per unit sales prices in the Middle East. Lower per unit costs was principally due to lower transportation costs and lower fruit procurement costs. Worldwide banana per unit sales prices decreased 1%, and per unit costs decreased 3%.

•
Gross profit in the prepared food segment increased by $1.2 million principally due to higher gross profit on pineapple products as a result of higher sales prices on industrial pineapple products and canned pineapple primarily due to favorable market conditions combined with lower costs on canned pineapples. Partially offsetting these increases were lower gross profit in our Jordan poultry business primarily as a result of lower selling prices and lower production yields.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $3.2 million from $43.9 million in the first quarter of 2015 to $47.1 million for the first quarter of 2016. The increase was principally due to higher executive compensation, increased information technology costs and higher audit fees.

Loss (Gain) on Disposal of Property, Plant and Equipment. The loss on disposal of property, plant and equipment of $3.1 million during the first quarter of 2016 was principally related to the disposal of low-yield banana plants in Costa Rica and Guatemala in order to replant and improve productivity. The gain on disposal of property, plant and equipment of $(1.2) million during the first quarter of 2015 consisted primarily of the sale of a refrigerated vessel.

Asset Impairment and Other Charges, Net. There were no asset impairments and other charges, net, during the first quarter of 2016. During the first quarter of 2015, asset impairment and other charges, net, were $1.4 million and relate principally to damages incurred as the result of floods in Chile affecting our non-tropical fruit operations

Operating Income.  Operating income for the first quarter of 2016 increased by $34.2 million from $56.3 million in the first quarter of 2015 to $90.5 million for the first quarter of 2016. This increase was due to higher gross profit and the absence of asset impairments and other charges, net, partially offset by higher selling, general and administrative expenses and a loss on disposal of property, plant and equipment.

Interest Expense.  Interest expense was $0.9 million for the first quarter of 2016 as compared with $1.3 million for the first quarter of 2015. The decrease was due to lower average loan balances and slightly lower interest rates.

Other (Income) Expense, Net.  Other (income) expense, net was income of $(2.6) million for the first quarter of 2016, compared to expense of $5.9 million for the first quarter of 2015. The change in other expense (income), net of $8.5 million was principally attributable to foreign exchange gains during the first quarter of 2016 as compared with foreign exchange losses during the first quarter of 2015.

Provision for Income Taxes. Provision for income taxes was $11.1 million for the first quarter of 2016 compared to $5.0 million for the first quarter of 2015. The increase in the provision for income taxes of $6.1 million is primarily due to higher earnings.

Fair Value Measurements

Potential impairment exists if the fair value of a reporting unit to which goodwill has been allocated is less than the carrying value of the reporting unit. The amount of the impairment to recognize, if any, is calculated as the amount by which the carrying value of goodwill exceeds its implied value. Future changes in the estimates used to conduct the impairment review, including revenue projection, market values and changes in the discount rate used, could cause the analysis to indicate that our goodwill or trademarks are impaired in subsequent periods and result in a write-off of a portion or all of goodwill or trademarks. The discount rate used is based on independently calculated risks, our capital mix and an estimated market risk premium. The fair value of the prepared food reporting unit's trademarks is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets. If we are unable to recover from challenging economic conditions in Europe and we fail to meet our current expectations, the prepared food reporting unit's trademarks may be at risk for future impairment.   We disclosed the sensitivities related to the banana reporting unit's goodwill and the prepared food reporting unit’s trademarks in our annual financial statements included in our Annual Report on Form 10-K for the year ended January 1, 2016.

Seasonality

Interim results are subject to significant variations and may not be indicative of the results of operations that may be expected for the entire 2016 fiscal year.  See the information under the caption “Seasonality” provided in Item 1. Business, of our Annual Report on Form 10-K for the year ended January 1, 2016.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K for the year ended January 1, 2016.

Item 4.        Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 1, 2016. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the quarter ended April 1, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

See Note 10, “Commitments and Contingencies”, to the Consolidated Financial Statements, Part I, Item 1 included herein.

Item 1A.        Risk Factors

There have been no material changes in the risk factors from the information provided in Item 1A. Risk Factors of our annual report on Form 10-K for the year ended January 1, 2016.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our purchases of ordinary shares during the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
January 2, 2016 through January 31, 2016	954,706	$39.23	954,706	$270,762,816
February 1, 2016 through February 29, 2016	215,348	$39.29	215,348	$262,301,851
March 1, 2016 through April 1, 2016	446,565	$41.79	446,565	$243,641,523
Total	1,616,619	$39.94	1,616,619	$243,641,523

(1)	For the quarter ended April 1, 2016, we purchased and retired 1,616,619 of our ordinary shares.

(2)	On July 29, 2015, our Board of Directors approved a three-year stock repurchase program of up to $300 million of our ordinary shares.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 6.        Exhibits

31.1*	Certification of Chief Executive Officer filed pursuant to 17 CFR 240.13a-14(a).

31.2*	Certification of Chief Financial Officer filed pursuant to 17 CFR 240.13a-14(a).

32*	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 17 CFR 240.13a-14(b) and 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
_____________________

*	Filed herewith

**
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of April 1, 2016 and January 1, 2016, (ii) Consolidated Statements of Income for the quarters ended April 1, 2016 and March 27, 2015, (iii) Consolidated Statements of Comprehensive Income for the quarters ended April 1, 2016 and March 27, 2015, (iv) Consolidated Statement of Cash Flows for the quarters ended April 1, 2016 and March 27, 2015 and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fresh Del Monte Produce Inc.

Date:	May 3, 2016	By:	/s/ Hani El-Naffy
Hani El-Naffy
President & Chief Operating Officer

		By:	/s/ Richard Contreras
Richard Contreras
Senior Vice President & Chief Financial Officer