Form 10-Q
period 2016-07-01
FRESH DEL MONTE PRODUCE INC
filed 2016-08-02
CIK 1047340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
———————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 22, 2016, there were 51,261,905 ordinary shares of Fresh Del Monte Produce Inc. issued and outstanding.

Forward-Looking Statements

This report, information included in future filings by us and information contained in written material, press releases and oral statements, issued by or on behalf of us contains, or may contain, statements that constitute forward-looking statements. In this report, these statements appear in a number of places and include statements regarding the intent, beliefs or current expectations of us or our officers (including statements preceded by, followed by or that include the words “believes”, “expects”, “anticipates” or similar expressions) with respect to various matters, including our plans and future performance.  These forward-looking statements involve risks and uncertainties.  Fresh Del Monte’s actual plans and performance may differ materially from those in the forward-looking statements as a result of various factors, including (i) the uncertain global economic environment and the timing and strength of a recovery in the markets we serve, and the extent to which adverse economic conditions continue to affect our sales volume and results, including our ability to command premium prices for certain of our principal products, or increase competitive pressures within the industry, (ii) the impact of governmental initiatives in the United States and abroad to spur economic activity, including the effects of significant government monetary or other market interventions on inflation, price controls and foreign exchange rates, (iii) the impact of governmental trade restrictions, including adverse governmental regulation that may impact our ability to access certain markets such as uncertainty surrounding the recent vote in the United Kingdom to leave the European Union (often referred as Brexit), including spillover effects to other Eurozone countries, (iv) our anticipated cash needs in light of our liquidity, (v) the continued ability of our distributors and suppliers to have access to sufficient liquidity to fund their operations, (vi) trends and other factors affecting our financial condition or results of operations from period to period, including changes in product mix or consumer demand for branded products such as ours, particularly as consumers remain price-conscious in the current economic environment; anticipated price and expense levels; the impact of crop disease, severe weather conditions, such as flooding, or natural disasters, such as earthquakes, on crop quality and yields and on our ability to grow, procure or export our products; the impact of prices for petroleum-based products and packaging materials; and the availability of sufficient labor during peak growing and harvesting seasons, (vii) the impact of pricing and other actions by our competitors, particularly during periods of low consumer confidence and spending levels, (viii) the impact of foreign currency fluctuations, (ix) our plans for expansion of our business (including through acquisitions) and cost savings, (x) our ability to successfully integrate acquisitions into our operations, (xi) the impact of impairment or other charges associated with exit activities, crop or facility damage or otherwise, (xii) the timing and cost of resolution of pending and future legal and environmental proceedings or investigations, (xiii) the impact of changes in tax accounting or tax laws (or interpretations thereof), and the impact of settlements of adjustments proposed by the Internal Revenue Service or other taxing authorities in connection with our tax audits, and (xiv) the cost and other implications of changes in regulations applicable to our business, including potential legislative or regulatory initiatives in the United States or elsewhere directed at mitigating the effects of climate change. All forward-looking statements in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our plans and performance may also be affected by the factors described in Item 1A-“Risk Factors” in our Annual Report on Form 10-K for the year ended January 1, 2016 along with other reports that we have on file with the Securities and Exchange Commission.

PART I: FINANCIAL INFORMATION

Item 1.        Financial Statements

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)
(U.S. dollars in millions, except share and per share data)

	July 1, 2016	January 1, 2016
Assets
Current assets:
Cash and cash equivalents	$42.8	$24.9
Trade accounts receivable, net of allowance of $8.7 and $9.3, respectively	346.7	346.1
Other accounts receivable, net of allowance of $7.7 and $7.9, respectively	67.2	71.3
Inventories, net	424.0	481.9
Deferred income taxes	—	11.9
Prepaid expenses and other current assets	41.2	49.7
Total current assets	921.9	985.8

Investments in and advances to unconsolidated companies	2.0	2.0
Property, plant and equipment, net	1,247.8	1,215.4
Deferred income taxes	56.3	42.6
Goodwill	263.2	263.7
Other noncurrent assets	93.0	86.6
Total assets	$2,584.2	$2,596.1
Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued expenses	$336.8	$359.1
Current portion of long-term debt and capital lease obligations	0.5	1.5
Deferred income taxes	—	14.9
Income taxes and other taxes payable	18.6	6.3
Total current liabilities	355.9	381.8

Long-term debt and capital lease obligations	191.9	252.7
Retirement benefits	88.1	86.5
Other noncurrent liabilities	49.2	50.1
Deferred income taxes	90.0	74.1
Total liabilities	775.1	845.2
Commitments and contingencies
Shareholders' equity:
Preferred shares, $0.01 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.01 par value; 200,000,000 shares authorized; 51,233,897 and 52,542,965 issued and outstanding, respectively	0.5	0.5
Paid-in capital	533.1	568.2
Retained earnings	1,282.5	1,162.3
Accumulated other comprehensive loss	31.6	23.0
Total Fresh Del Monte Produce Inc. shareholders' equity	1,784.5	1,708.0
Noncontrolling interests	24.6	42.9
Total shareholders' equity	1,809.1	1,750.9
Total liabilities and shareholders' equity	$2,584.2	$2,596.1

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(U.S. dollars in millions, except share and per share data)

	Quarter ended		Six months ended
	July 1, 2016	June 26, 2015	July 1, 2016	June 26, 2015
Net sales	$1,088.6	$1,134.1	$2,106.7	$2,142.5
Cost of products sold	943.2	1,020.1	1,820.6	1,928.1
Gross profit	145.4	114.0	286.1	214.4
Selling, general and administrative expenses	44.5	41.9	91.6	85.8
Gain on disposal of property, plant and equipment, net	8.9	1.0	5.8	2.2
Asset impairment and other charges (credits), net	3.1	(0.5)	3.1	0.9
Operating income	106.7	73.6	197.2	129.9
Interest expense	1.3	1.3	2.2	2.6
Interest income	0.3	0.1	0.4	0.2
Other income (expense), net	0.7	(0.1)	3.3	(6.0)
Income before income taxes	106.4	72.3	198.7	121.5
Provision for income taxes	8.7	6.4	19.8	11.4
Net income	$97.7	$65.9	$178.9	$110.1
Less: Net income attributable to noncontrolling interests	1.5	1.4	1.0	3.1
Net income attributable to Fresh Del Monte Produce Inc.	$96.2	$64.5	$177.9	$107.0
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Basic	$1.88	$1.22	$3.46	$2.03
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Diluted	$1.86	$1.21	$3.43	$2.01
Dividends declared per ordinary share	$0.125	$0.125	$0.250	$0.250
Weighted average number of ordinary shares:
Basic	51,164,438	52,655,228	51,396,505	52,831,466
Diluted	51,700,345	53,147,604	51,868,455	53,278,723

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(U.S. dollars in millions)

	Quarter ended		Six months ended
	July 1, 2016	June 26, 2015	July 1, 2016	June 26, 2015
Net income	$97.7	$65.9	$178.9	$110.1
Other comprehensive income:
Net unrealized gain (loss) on derivatives	0.3	(11.6)	(9.6)	(0.1)
Net unrealized foreign currency translation (loss) gain	(4.4)	3.8	1.2	(6.6)
Net change in retirement benefit adjustment, net of tax	0.1	0.4	0.2	0.7
Comprehensive income	$93.7	$58.5	$170.7	$104.1
Less: comprehensive income attributable to noncontrolling interests	1.4	1.3	1.3	3.0
Comprehensive income attributable to Fresh Del Monte Produce Inc.	$92.3	$57.2	$169.4	$101.1

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(U.S. dollars in millions)

	Six months ended
	July 1, 2016	June 26, 2015
Operating activities:
Net income	$178.9	$110.1
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	38.0	35.9
Amortization of debt issuance costs	0.2	0.2
Stock-based compensation expense	7.9	6.4
Asset impairment, net	3.1	1.4
Change in uncertain tax positions	0.1	0.1
Gain on disposal of property, plant and equipment	(5.8)	(2.2)
Deferred income taxes	(0.9)	—
Excess tax benefit from stock-based compensation	(0.2)	(0.3)
Foreign currency translation adjustment	(1.8)	(2.3)
Changes in operating assets and liabilities:
Receivables	9.3	(48.4)
Inventories	57.4	56.7
Prepaid expenses and other current assets	(0.8)	(1.9)
Accounts payable and accrued expenses	(12.4)	22.1
Other noncurrent assets and liabilities	(4.1)	1.7
Net cash provided by operating activities	268.9	179.5
Investing activities:
Capital expenditures	(67.3)	(52.5)
Proceeds from sales of property, plant and equipment	7.4	5.8
Purchase of a business	(7.1)	—
Net cash used in investing activities	(67.0)	(46.7)
Financing activities:
Proceeds from long-term debt	250.6	281.2
Payments on long-term debt	(316.6)	(340.0)
Purchase of noncontrolling interest	(40.0)	—
Distributions to noncontrolling interests, net	(0.1)	(0.2)
Proceeds from stock options exercised	4.2	19.7
Excess tax benefit from stock-based compensation	0.2	0.3
Dividends paid	(12.7)	(13.1)
Repurchase and retirement of ordinary shares	(68.7)	(84.8)
Net cash used in by financing activities	(183.1)	(136.9)
Effect of exchange rate changes on cash	(0.9)	4.4
Net increase in cash and cash equivalents	17.9	0.3
Cash and cash equivalents, beginning	24.9	34.1
Cash and cash equivalents, ending	$42.8	$34.4
Supplemental cash flow information:
Cash paid for interest	$1.9	$2.2
Cash paid for income taxes	$7.5	$3.5
Non-cash financing and investing activities:
Purchase of assets under capital lease obligations	$0.1	$0.7
Retirement of ordinary shares	$66.9	$69.7
Purchase of noncontrolling interest	$5.0	$—

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

The accompanying unaudited Consolidated Financial Statements for the quarter ended July 1, 2016 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for fair presentation have been included. Operating results for the quarter and six months ended July 1, 2016 are subject to significant seasonal variations and are not necessarily indicative of the results that may be expected for the year ending December 30, 2016. For further information, refer to the Consolidated Financial Statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended January 1, 2016.

We are required to evaluate events occurring after July 1, 2016 for recognition and disclosure in the unaudited Consolidated Financial Statements for the quarter and six months ended July 1, 2016. Events are evaluated based on whether they represent information existing as of July 1, 2016, which require recognition in the unaudited Consolidated Financial Statements, or new events occurring after July 1, 2016, which do not require recognition but require disclosure if the event is significant to the unaudited Consolidated Financial Statements. We evaluated events occurring subsequent to July 1, 2016 through the date of issuance of these unaudited Consolidated Financial Statements.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

3.  Asset Impairment and Other Charges, Net

The following represents a summary of asset impairment and exit activity and other charges (credits), net recorded during the quarters and six months ended July 1, 2016 and June 26, 2015 (U.S. dollars in millions):

	Quarter ended			Six months ended
	July 1, 2016			July 1, 2016
	Long-lived and other asset impairment	Exit activity and other charges	Total	Long-lived and other asset impairment	Exit activity and other charges	Total
Banana segment:
Philippines plantation conversion to pineapple	$2.5	$—	$2.5	$2.5	$—	$2.5
Underutilized assets in Central America	0.6	—	0.6	0.6	—	0.6
Total asset impairment and other charges, net	$3.1	$—	$3.1	$3.1	$—	$3.1

	Quarter ended			Six months ended
	June 26, 2015			June 26, 2015
	Long-lived and other asset impairment (credits)	Exit activity and other charges (credits)	Total	Long-lived and other asset impairment (credits)	Exit activity and other charges (credits)	Total
Banana segment:
European Union Antitrust settlement gain	$—	$(0.8)	$(0.8)	$—	$(0.8)	$(0.8)
Other fresh produce segment:
Chile floods	—	0.3	0.3	1.2	0.3	1.5
Other fresh produce segment credits	—	—	—	—	(0.1)	(0.1)
Prepared food segment:
Other prepared food segment charges	—	—	—	0.2	0.1	0.3
Total asset impairment and other charges (credits), net	$—	$(0.5)	$(0.5)	$1.4	$(0.5)	$0.9

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

The following is a rollforward of 2016 exit activity and other reserves (U.S. dollars in millions):

	Exit activity and other reserve balance at January 1, 2016	Impact to earnings	Cash paid	Foreign exchange impact	Exit activity and other reserve balance at July 1, 2016
Contract termination and other exit activity charges	$1.1	$—	$(0.3)	$(0.1)	$0.7
	$1.1	$—	$(0.3)	$(0.1)	$0.7

The exit activity and other reserve balance at July 1, 2016 relates to contract termination costs for an underutilized facility in the United Kingdom in previous periods. We do not expect additional charges related to the exit and other activities mentioned above that would significantly impact our results of operations or financial condition.

4.  Acquisition

During June 2016, we purchased a blueberry farm in Chile of approximately 320 acres, which includes agricultural production land, packing houses and farm equipment. The purchase price for this business acquisition was $7.1 million and was funded using operating cash flows and available borrowings under the Credit Facility (as defined in Note 10 “Long-Term Debt and Capital Lease Obligations”). The initial accounting for this business combination has not been completed because the appraisal of the property, plant and equipment has not yet been received.

5.  Noncontrolling Interests

The following table reconciles shareholders’ equity attributable to noncontrolling interests (U.S. dollars in millions):

	Six months ended
	July 1, 2016	June 26, 2015
Noncontrolling interests, beginning	$42.9	$40.0
Purchase of noncontrolling interest (1)	(19.5)	—
Net income attributable to noncontrolling interests	1.0	3.1
Translation adjustments	0.3	(0.3)
Retirement benefit adjustment	(0.1)	(0.1)
Capital contributions from, net	—	0.1
Noncontrolling interests, ending	$24.6	$42.8

(1)
We purchased the remaining interest of our Variable Interest Entity ("VIE") for $45.0 million on April 28, 2016. We recorded a charge of $25.5 million to equity as a result of the difference between the fair value of the consideration of $45.0 million less the $19.5 million carrying value of the noncontrolling interest. Refer to Note 6, “Variable interest Entities”, for disclosures related to the purchase of the remaining interest in our VIE.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

6.  Variable Interest Entities

One of our Del Monte Gold® Extra Sweet pineapple producers met the definition of a VIE pursuant to the ASC guidance on “Consolidation” and is consolidated. Our variable interest in this entity included an equity investment and certain debt guarantees. All of this VIE's pineapple production was sold to us. Based on the criteria of this ASC, as amended, we were the primary beneficiary of this VIE’s expected residual returns or losses in excess of our ownership interest.

On April 28, 2016, we acquired the remaining interest of our VIE for $45.0 million of which we paid $40.0 million using operating cash flows and available borrowings under the Credit Facility (as defined in Note 10 “Long-Term Debt and Capital Lease Obligations”) and the remaining $5.0 million is expected to be paid during the next 12 months. We recorded a charge of $25.5 million to equity as a result of the difference between the fair value of the consideration of $45.0 million less the $19.5 million carrying value of the noncontrolling interest. This acquisition of the remaining 60% ownership interest was accounted for as an acquisition of a noncontrolling interest.

7.  Financing Receivables

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

These advances are collateralized by property liens and pledges of the respective season’s produce; however, certain factors such as unfavorable weather conditions, crop disease and financial stability could impact the ability for these growers to repay their advance. Occasionally, we agree to a payment plan or take steps to recover the advance via established collateral.  Allowances for advances to independent growers and suppliers are determined on a case by case basis depending on the production for the season and other contributing factors.

The following table details financing receivables including the related allowance for advances to independent growers and suppliers (U.S. dollars in millions):

	July 1, 2016		January 1, 2016
	Short-term	Long-term	Short-term	Long-term
Gross advances to independent growers and suppliers	$37.1	$0.2	$41.7	$0.3
Allowance for advances to independent growers and suppliers	(1.6)	—	(2.1)	—
Net advances to independent growers and suppliers	$35.5	$0.2	$39.6	$0.3

The current and noncurrent portions of the financing receivables included above are classified in the Consolidated Balance Sheets in other accounts receivable and other noncurrent assets, respectively.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

7.  Financing Receivables (continued)

The following table details the credit risk profile of the above listed financing receivables (U.S. dollars in millions):

	Current status	Past due status	Total
Gross advances to independent growers and suppliers:
July 1, 2016	$35.7	$1.6	$37.3
January 1, 2016	39.9	2.1	42.0

The allowance for advances to independent growers and suppliers and the related financing receivables for the quarters and six months ended July 1, 2016 and June 26, 2015 were as follows (U.S. dollars in millions):

	Quarter ended		Six months ended
	July 1, 2016	June 26, 2015	July 1, 2016	June 26, 2015
Allowance for advances to independent growers and suppliers:
Balance, beginning of period	$2.1	$1.9	$2.1	$2.4
Provision for uncollectible amounts	—	0.1	—	0.1
Deductions to allowance related to write-offs	(0.5)	—	(0.5)	(0.5)
Balance, end of period	$1.6	$2.0	$1.6	$2.0

8.  Stock-Based Compensation

Our shareholders approved and ratified the 2014 Omnibus Share Incentive Plan (the “2014 Plan”), which allows us to grant equity-based compensation awards, including stock options, restricted stock awards and restricted stock units including performance stock units. We disclosed the significant terms of the 2014 Plan and prior plans in our annual financial statements included in our Annual Report on Form 10-K for the year ended January 1, 2016.

Stock-based compensation expense included in selling, general and administrative expenses related to stock options, restricted stock awards ("RSA"), restricted stock units ("RSUs") and performance stock units ("PSUs") is included in the accompanying Consolidated Statements of Income were as follows (U.S. dollars in millions):

	Quarter ended		Six months ended
	July 1, 2016	June 26, 2015	July 1, 2016	June 26, 2015
Stock Options	$0.6	$1.0	$1.3	$2.2
RSUs/PSUs	2.6	1.7	5.7	3.5
RSAs	—	—	0.9	0.7
Total	$3.2	$2.7	$7.9	$6.4

There were $0.2 million for the six months ended July 1, 2016 and $0.3 million for the six months ended June 26, 2015 of excess share-based payment deductions resulting from stock options exercised through a reduction in taxes currently payable and related effect on cash flows. Proceeds of $4.2 million for the six months ended July 1, 2016 and $19.7 million for the six months ended June 26, 2015 were received from the exercise of stock-based options.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

8.  Stock-Based Compensation (continued)

Stock Option Awards

Under the 2014 Plan and prior plans, 20% of the options usually vest immediately, and the remaining options vest in equal installments over the next four years. Options under the 2014 Plan and prior plans may be exercised over a period not in excess of 10 years from the date of the grant. Prior plan provisions are still applicable to outstanding options and awards under those plans. There were no stock option grants for the six months ended July 1, 2016 and for the six months ended June 26, 2015.

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

For RSAs awarded under the 2014 Plan, 50% of each award of our restricted stock vested on the date it was granted. The remaining 50% of each award vests upon the six-month anniversary of the date on which the recipient ceases to serve as a member of our Board of Directors. Restricted stock awarded during the six months ended July 1, 2016 and June 26, 2015 allows directors to retain all of their awards once they cease to serve as a member of our Board of Directors and is considered a nonsubstantive service condition in accordance with the guidance provided by the ASC on “Compensation – Stock Compensation”.  Accordingly, it is appropriate to recognize compensation cost immediately for restricted stock awards granted to non-management members of the Board of Directors.

The following table lists the various restricted stock awards and related compensation expense under prior plans for the six months ended July 1, 2016 and June 26, 2015 (U.S. dollars in millions except share and per share data):

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

The following table lists the various RSUs and PSUs awarded under the 2014 Plan and prior plans for the six months ended July 1, 2016 and June 26, 2015 (U.S. dollars in millions except share and per share data):

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

9.  Inventories

Inventories consisted of the following (U.S. dollars in millions):

	July 1, 2016	January 1, 2016
Finished goods	$137.4	$182.6
Raw materials and packaging supplies	140.9	140.8
Growing crops	145.7	158.5
Total inventories	$424.0	$481.9

10.  Long-Term Debt and Capital Lease Obligations

The following is a summary of long-term debt and capital lease obligations (U.S. dollars in millions):

	July 1, 2016	January 1, 2016
Senior unsecured revolving credit facility (see Credit Facility below)	$191.0	$251.2
Various other notes payable	—	1.4
Capital lease obligations	1.4	1.6
Total long-term debt and capital lease obligations	192.4	254.2
Less: Current portion	(0.5)	(1.5)
Long-term debt and capital lease obligations	$191.9	$252.7

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

10.  Long-Term Debt and Capital Lease Obligations (continued)

Credit Facility

On April 16, 2015, we entered into a five-year $800 million syndicated senior unsecured revolving credit facility maturing on April 15, 2020 (the "Credit Facility") with Bank of America, N.A. as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Inc. as sole lead arranger and sole book manager. Borrowings under the Credit Facility bear interest at a spread over LIBOR that varies with our leverage ratio. The Credit Facility also includes a swing line facility and a letter of credit facility. We capitalized $1.5 million of debt issuance costs, which are included in other noncurrent assets on our Consolidated Balance Sheets.

We have a renewable 364-day, $25.0 million commercial and stand-by letter of credit facility with Rabobank Nederland.

The following is a summary of the material terms of the Credit Facility and other working capital facilities at July 1, 2016 (U.S. dollars in millions):

	Term	Maturity date	Interest rate	Borrowing limit	Available borrowings
Bank of America credit facility	5 years	April 15, 2020	1.45%	$800.0	$799.8
Rabobank letter of credit facility	364 days	June 21, 2017	Varies	25.0	13.0
Other working capital facilities	Varies	Varies	Varies	18.0	9.0
				$843.0	$821.8

The current margin for LIBOR advances is 1.00%. We intend to use funds borrowed under the Credit Facility from time to time for general corporate purposes, which may include the repayment, redemption or refinancing of our existing indebtedness, working capital needs, capital expenditures, funding of possible acquisitions, possible share repurchases and satisfaction of other obligations.

The Credit Facility requires us to comply with financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers. As of July 1, 2016, we were in compliance with all of the covenants contained in the Credit Facility. The Credit Facility is unsecured as long as we maintain a certain leverage ratio and is guaranteed by certain of our subsidiaries. The Credit Facility permits borrowings under the revolving commitment with an interest rate determined based on our leverage ratio and spread over LIBOR. In addition, we pay a fee on unused commitments.

As of July 1, 2016, we applied $12.0 million to the Rabobank Nederland letter of credit facility, in respect of certain contingent obligations and other governmental agency guarantees combined with guarantees for purchases of raw materials and equipment and other trade related letters of credit. We also had $15.7 million in other letters of credit and bank guarantees not included in the Rabobank or Bank of America letter of credit facilities. Refer to Note 6, "Variable Interest Entities", for further discussion of VIEs.

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

In February 2011, a group of former banana cooperative workers from the Philippines filed a complaint in the Philippines against two of our subsidiaries claiming injury from exposure to DBCP. The trial court dismissed the complaint against our subsidiaries on October 3, 2011. Plaintiffs appealed the dismissal to the Court of Appeals. On March 9, 2015, the Court of Appeals affirmed the trial court’s dismissal of the complaint. Plaintiffs motion for reconsideration was denied by the Court of Appeals on December 15, 2015. On February 29, 2016, the Supreme Court denied Plaintiff's petition for review. On May 10, 2016, plaintiffs filed a motion for reconsideration with the Supreme Court. On June 15, 2016, the Supreme Court denied Plaintiff’s motion for reconsideration.

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

During 2014, as a result of a meeting held with the EPA which resulted in changes to the remediation work being performed, we reduced the liability related to the Kunia well site clean-up by $1.4 million. During 2015, due to market fluctuations which resulted in changes to the discount rate, we reduced the liability related to the Kunia well site clean-up by $0.8 million, net of other charges. The undiscounted estimates are between $14.8 million and $28.7 million. The undiscounted estimate on which our accrual is based totals $15.7 million and is discounted using a 4% rate. As of July 1, 2016, there are $13.1 million included in other noncurrent liabilities and $0.7 million included in accounts payable and accrued expenses in the Consolidated Balance Sheets for the Kunia Well Site clean-up, which we expect to expend in the next 12 months. We expect to expend approximately $0.7 million in 2016, $1.7 million per year in 2017 and 2018, $0.7 million in 2019, $1.0 million in 2020 and $8.0 million thereafter.

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

We intend to vigorously defend ourselves in all of the above matters.
12.  Earnings Per Share

Basic and diluted net income per ordinary share is calculated as follows (U.S. dollars in millions, except share and per share data):

	Quarter ended		Six months ended
	July 1, 2016	June 26, 2015	July 1, 2016	June 26, 2015
Numerator:
Net income attributable to Fresh Del Monte Produce Inc.	$96.2	$64.5	$177.9	$107.0

Denominator:
Weighted average number of ordinary shares - Basic	51,164,438	52,655,228	51,396,505	52,831,466
Effect of dilutive securities - Share based employee options and awards	535,907	492,376	471,950	447,257
Weighted average number of ordinary shares - Diluted	51,700,345	53,147,604	51,868,455	53,278,723

Antidilutive awards (1)	140,734	176,147	140,734	176,147

Net income per ordinary share attributable to Fresh Del Monte Produce Inc.:
Basic	$1.88	$1.22	$3.46	$2.03
Diluted	$1.86	$1.21	$3.43	$2.01

(1)	Certain unvested PSU's are not included in the calculation of net income per ordinary share because the effect would have been antidilutive.

Refer to Note 18, “Shareholders’ Equity”, for disclosures related to the stock repurchase program and retired shares.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

13.  Retirement and Other Employee Benefits

The following table sets forth the net periodic benefit costs of our pension plans and post-retirement plans (U.S. dollars in millions):

	Quarter ended		Six months ended
	July 1, 2016	June 26, 2015	July 1, 2016	June 26, 2015
Service cost	$1.3	$1.5	$2.6	$2.9
Interest cost	1.6	1.6	3.3	3.3
Expected return on assets	(0.9)	(0.9)	(1.9)	(1.9)
Amortization of net actuarial loss	0.3	0.4	0.6	0.8
Net periodic benefit costs	$2.3	$2.6	$4.6	$5.1

We provide certain other retirement benefits to certain employees who are not U.S.-based not included above. Generally, benefits under these programs are based on an employee’s length of service and level of compensation. These programs are immaterial to our consolidated financial statements. The net periodic benefit costs related to other non-U.S.-based plans is $0.5 million for the quarters ended ended July 1, 2016 and June 26, 2015. The net periodic benefit costs related to other non-U.S.-based plans is $1.1 million for the six months ended July 1, 2016 and June 26, 2015.

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

We evaluate performance based on several factors, of which net sales and gross profit by product are the primary financial measures (U.S. dollars in millions):

	Quarter ended
	July 1, 2016		June 26, 2015
	Net Sales	Gross Profit	Net Sales	Gross Profit
Banana	$497.4	$66.5	$513.8	$44.6
Other fresh produce	496.8	59.9	523.7	54.9
Prepared food	94.4	19.0	96.6	14.5
Totals	$1,088.6	$145.4	$1,134.1	$114.0

	Six months ended
	July 1, 2016		June 26, 2015
	Net Sales	Gross Profit	Net Sales	Gross Profit
Banana	$956.0	$115.4	$968.1	$80.7
Other fresh produce	977.7	136.9	988.3	105.6
Prepared food	173.0	33.8	186.1	28.1
Totals	$2,106.7	$286.1	$2,142.5	$214.4

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

The foreign currency forward contracts qualifying as cash flow hedges were designated as single-purpose cash flow hedges of forecasted cash flows.  Based on our formal assessment of hedge effectiveness of our qualifying foreign currency forward contracts, we determined that the impact of hedge ineffectiveness was de minimis for the quarters and six months ended July 1, 2016 and June 26, 2015.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

15.  Derivative Financial Instruments (continued)

Certain of our derivative instruments contain provisions that require the current credit relationship between us and our counterparty to be maintained throughout the term of the derivative instruments.  If that credit relationship changes, certain provisions could be triggered, and the counterparty could request immediate collateralization of derivative instruments in net liability position above a certain threshold.  As of July 1, 2016, the aggregate fair value of all derivative instruments with a credit-risk-related contingent feature was $2.8 million. If the credit-risk-related contingent features underlying these agreements were triggered on July 1, 2016, we would not be required to post collateral to our counterparty because the collateralization threshold had not been met.

We had the following outstanding foreign currency forward contracts as of July 1, 2016:

Foreign currency contracts qualifying as cash flow hedges:	Notional amount
Euro	EUR	90.9	million
Japanese yen	JPY	2,040.5	million
Philippine peso	PHP	737.3	million

The following table reflects the fair values of derivative instruments, all of which are designated as Level 2 of the fair value hierarchy, as of July 1, 2016 and January 1, 2016 (U.S. dollars in millions):

Derivatives designated as hedging instruments (1)
	Foreign exchange contracts
Balance Sheet location:	July 1, 2016 (2)	January 1, 2016
Asset derivatives:
Prepaid expenses and other current assets	$5.1	$11.9
Total asset derivatives	$5.1	$11.9

Liability derivatives:
Accounts payable and accrued expenses	$2.8	$—
Total liability derivatives	$2.8	$—

(1) See Note 16, "Fair Value Measurements", for fair value disclosures.
(2) We expect that $2.3 million of the net fair value of hedges recognized as a gain in accumulated other comprehensive income ("AOCI") will be transferred to earnings during the next 12 months, along with the earnings effect of the related forecasted transactions.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

15.  Derivative Financial Instruments (continued)

The following table reflects the effect of derivative instruments on the Consolidated Statements of Income for the quarters and six months ended July 1, 2016 and June 26, 2015 (U.S. dollars in millions):

Derivatives in effective cash flow hedging relationships	Amount of gain (Loss) recognized in other comprehensive income on derivatives (effective portion)		Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) reclassified from AOCI into income (effective portion)
	Quarter ended			Quarter ended
	July 1, 2016	June 26, 2015		July 1, 2016	June 26, 2015
Foreign exchange contracts	$0.6	$(11.5)	Net sales	$0.8	$11.1
Foreign exchange contracts	(0.3)	(0.1)	Cost of products sold	0.1	0.1
Total	$0.3	$(11.6)		$0.9	$11.2

	Six months ended			Six months ended
	July 1, 2016	June 26, 2015		July 1, 2016	June 26, 2015
Foreign exchange contracts	$(10.0)	$(0.2)	Net sales	$2.7	$20.3
Foreign exchange contracts	0.4	0.1	Cost of products sold	0.1	(0.1)
Total	$(9.6)	$(0.1)		$2.8	$20.2

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

The following table provides a summary of the fair values of assets and liabilities measured on a recurring basis under the ASC on “Fair Value Measurements and Disclosures” (U.S. dollars in millions):

Fair value measurements
Foreign currency forward contracts, net asset
	July 1, 2016	January 1, 2016
Quoted prices in active markets for identical assets (Level 1)	$—	$—
Significant observable inputs (Level 2)	2.3	11.9
Significant unobservable inputs (Level 3)	—	—

In estimating our fair value disclosures for financial instruments, we use the following methods and assumptions:

Cash and cash equivalents: The carrying amount reported in the Consolidated Balance Sheets for these items approximates fair value due to their liquid nature and are classified as Level 1.

Trade accounts receivable and other accounts receivable, net: The carrying value reported in the Consolidated Balance Sheets for these items is net of allowances, which includes a degree of counterparty non-performance risk and are classified as Level 2.

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
Refer to Note 10 , “Long-Term Debt and Capital Lease Obligations”.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

16.  Fair Value Measurements (continued)

Fair Value of Non-Financial Assets

The following is a tabular presentation of the non-recurring fair value measurements along with the level within the fair value hierarchy in which the fair value measurements in their entirety fall (U.S. dollars in millions):

	Fair value measurements for the six months ended July 1, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Underutilized assets in Central America	$1.0	$—	$—	$1.0
Philippines plantation conversion to pineapple	0.3	—	—	0.3
	$1.3	$—	$—	$1.3

During the second quarter of 2016, we recognized $0.6 million in asset impairment and other charges related to certain underutilized assets in Central America. The asset impairment consisted of a write-down of $0.6 million related to the assets with a carrying value of $1.6 million. We estimated the fair value of these assets of $1.0 million using the market approach. The fair value of these assets are classified as Level 3 of the fair value hierarchy due to the mix of unobservable inputs utilized.

During the second quarter of 2016, we recognized $2.5 million in asset impairment and other charges as a result of our decision to convert a banana plantation in the Philippines to a pineapple plantation during the next three years. The asset impairment consisted of a write-down of $2.5 million related to the plantation with a carrying value of $2.8 million The plantation was written down to a fair value of $0.3 million. We estimated the fair value of this asset using an income based approach, whereby our cash flows were adjusted for a market premium risk. The fair value of the plantation of $0.3 million is classified as Level 3 of the fair value hierarchy due to the mix of unobservable inputs utilized.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

17.  Accumulated Other Comprehensive (Loss) Income

The following table includes the changes in accumulated other comprehensive (loss) income attributable to U.S. by component under the ASC on “Comprehensive Income” (U.S. dollars in millions):

	Changes in accumulated other comprehensive (loss) income by component (1)
	Six months ended July 1, 2016
	Changes in fair value of effective cash flow hedges	Foreign currency translation adjustment		Retirement benefit adjustment		Total

Balance at January 1, 2016	$11.9	$(14.8)		$(20.1)		$(23.0)
Other comprehensive (loss) income
before reclassifications	(6.8)	0.7	(2)	(0.3)		(6.4)
Amounts reclassified from accumulated
other comprehensive (loss) income	(2.8)	—		0.6		(2.2)
Net current period other comprehensive
(loss) income	(9.6)	0.7		0.3		(8.6)
Balance at July 1, 2016	$2.3	$(14.1)		$(19.8)		$(31.6)

	Six months ended June 26, 2015
Balance at December 26, 2014	$25.2	$(0.8)		$(21.8)		$2.6
Other comprehensive (loss) income
before reclassifications	20.2	(6.5)	(2)	(0.1)	(3)	13.6
Amounts reclassified from accumulated
other comprehensive (loss) income	(20.2)	—		0.8		(19.4)
Net current period other comprehensive
(loss) income	—	(6.5)		0.7		(5.8)
Balance at June 26, 2015	$25.2	$(7.3)		$(21.1)		$(3.2)

(1) All amounts are net of tax and noncontrolling interest.
(2) Includes a gain of $5.5 million for the six months ended July 1, 2016 and a loss of $3.5 million for the six months ended June 26, 2015 on intra-entity foreign currency transactions that are of a long-term-investment nature; also includes a gain of $0.3 million for the six month ended July 1, 2016 and a loss of $0.3 million the six months ended June 26, 2015 related to noncontrolling interest.
(3) Includes a loss of $0.1 million of noncontrolling interest related to Retirement Benefits adjustment for the six months ended June 26, 2015.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

17.  Accumulated Other Comprehensive (Loss) Income (continued)

The following table includes details about amounts reclassified from accumulated other comprehensive (loss) income by component
(U.S. dollars in millions):

	July 1, 2016		June 26, 2015
Details about accumulated other comprehensive (loss) income components	Amount reclassified from accumulated other comprehensive (loss) income				Affected line item in the statement where net income is present
	Quarter ended	Six months ended	Quarter ended	Six months ended
Changes in fair value of effective cash flow hedges:
Foreign currency cash flow hedges	$(0.8)	$(2.7)	$(11.1)	$(20.3)	Sales
Foreign currency cash flow hedges	(0.1)	(0.1)	(0.1)	0.1	Cost of sales
Total	$(0.9)	$(2.8)	$(11.2)	$(20.2)

Amortization of retirement benefits:
Actuarial losses	$0.1	$0.2	$0.1	$0.2	Selling, general and administrative expenses
Actuarial losses	0.2	0.4	0.3	0.6	Cost of sales
Total	$0.3	$0.6	$0.4	$0.8

18.  Shareholders’ Equity

Our shareholders have authorized 50,000,000 preferred shares at $0.01 par value, of which none are issued or outstanding, and 200,000,000 ordinary shares of common stock at $0.01 par value, of which 51,233,897 are issued and outstanding at July 1, 2016.

Ordinary share activity is summarized as follows:

	Six months ended
	July 1, 2016	June 26, 2015
Ordinary shares issued (retired) as a result of:
Stock option exercises	163,467	698,373
Restricted stock grants	22,946	21,875
Restricted and performance stock units	177,054	128,999
Ordinary shares repurchased and retired	(1,672,535)	(2,056,604)

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

18.  Shareholders’ Equity (continued)

On July 29, 2015, our Board of Directors approved a three-year stock repurchase program of up to $300 million of our ordinary shares, in addition to the three-year stock repurchase program to repurchase up to $300 million of our ordinary shares approved on May 1, 2013. We have repurchased $358.7 million of ordinary shares, or 10,742,746 ordinary shares, under the aforementioned repurchase programs and retired all the repurchased shares. The stock repurchase program approved on May 1, 2013 has been fully utilized as of July 1, 2016. We have a maximum dollar amount value of $241.3 million of shares that we can purchase under the stock repurchase program approved on July 29, 2015.

Subsequent to the quarter ended July 1, 2016 no ordinary shares were repurchased.

Dividend activity is summarized as follows:

Six months ended
July 1, 2016		June 26, 2015
Dividend Date	Cash Dividend Declared, per Ordinary Share	Dividend Date	Cash Dividend Declared, per Ordinary Share
June 3, 2016	$0.125	May 29, 2015	$0.125
April 1, 2016	$0.125	March 27, 2015	$0.125

We paid $12.7 million in dividends in the six months ended July 1, 2016 and $13.1 million in dividends in the six months ended June 26, 2015.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $268.9 million for the first six months of 2016, compared with net cash provided by operating activities of $179.5 million for the first six months of 2015, an increase of $89.4 million.  The increase in net cash provided by operating activities was principally attributable to higher net income combined with changes in operating assets and liabilities.

Working capital was $566.0 million at July 1, 2016 compared with $604.0 million at January 1, 2016 a decrease of $38.0 million. This decrease in working capital is principally due to lower levels of fresh produce inventory which is seasonal in nature as a result of the end of offshore melons from Central America and deciduous fruit from Chile. Partially offsetting this decrease in inventory were lower accounts payable and accrued expenses, principally a result of lower cost of sales.

Net cash used in investing activities for the first six months of 2016 was $67.0 million compared with $46.7 million for the first six months of 2015. Net cash used in investing activities for the first six months of 2016 consisted of capital expenditures of $67.3 million and purchase of a business for $7.1 million, partially offset by proceeds from sales of property, plant and equipment of $7.4 million. Capital expenditures for the first six months of 2016 consisted primarily of expansion of our distribution and fresh-cut fruit facilities in North America and Asia related to the other fresh produce and banana segments; expansion and improvements to our banana operations in the Philippines and Central America; expansion and improvements to our manufacturing facilities in the Middle East and Kenya related to the prepared food and other fresh produce segments; and expansion and improvements to production facilities in Costa Rica and Chile in the other fresh produce segment. Purchase of a business consisted of the purchase of a blueberry farm in Chile. Proceeds from sale of property, plant and equipment for the first six months of 2016 consisted primarily of the sale of surplus land in Central and South America.

Net cash used in investing activities for the first six months of 2015 consisted of capital expenditures of $52.5 million, partially offset by proceeds from sales of property, plant and equipment of $5.8 million. Capital expenditures for the first six months of 2015 included expansion of banana operations in the Philippines and Central America; expansion and improvements to our production facilities principally in Kenya, Costa Rica, Jordan and Saudi Arabia related to the prepared food segment; improvements and expansion of production facilities in Japan, Chile, Costa Rica and North America related to the other fresh produce segment and for worldwide information technology projects related to all of our business segments. Proceeds from sale of property, plant and equipment for the first six months of 2015 consisted primarily of the sale of two refrigerated vessels.

Net cash used in financing activities for the first six months of 2016 was $183.1 million compared with net used in financing activities of $136.9 million for the first six months of 2015. Net cash used in financing activities for the first six months of 2016 consisted of net repayments on long-term debt of $66.0 million, purchase of noncontrolling interest of $40.0 million, distributions to noncontrolling interest, net of $0.1 million, dividends paid of $12.7 million, repurchase and retirement of ordinary shares of $68.7 million, partially offset by proceeds from stock options exercised of $4.2 million and excess tax benefits from stock-based compensation of $0.2 million. Cash used in financing activities for the first six months of 2015 consisted of net repayments on long-term debt of $58.8 million, distributions to non-controlling interest,net of $0.2 million, dividends paid of $13.1 million and repurchase and retirement of ordinary shares of $84.8 million and partially offset by proceeds from stock options exercised of $19.7 million and excess tax benefit from stock-based compensation of $0.3 million.

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

We have a renewable 364-day, $25.0 million commercial and stand-by letter of credit facility with Rabobank Nederland.

At July 1, 2016, we had $191.0 million outstanding under the Credit Facility bearing interest at a per annum rate of 1.45%.  In addition, we pay a fee on unused commitments under the Credit Facility.

The Credit Facility is unsecured as long as we maintain a certain leverage ratio and also requires us to comply with certain financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers. As of July 1, 2016, we were in compliance with all of the financial and other covenants contained in the Credit Facility.

At July 1, 2016, we had $821.8 million available under committed working capital facilities, primarily under the Credit Facility. At July 1, 2016, we applied $12 million to the Rabobank letter of credit facility, in respect of certain contingent obligations and other governmental agencies and purchases of equipment and raw material guarantees and other trade related letters of credit.  We also had $15.7 million in other letters of credit and bank guarantees not included in the Rabobank or Bank of America letter of credit facilities.

As of July 1, 2016, we had $192.4 million of long-term debt and capital lease obligations, including the current portion, consisting of $191.0 million outstanding under the Credit Facility and $1.4 million of capital lease obligations.

Based on our operating plan, combined with our available borrowing capacity under our Credit Facility, we believe we will have sufficient resources to meet our cash obligations in the foreseeable future.

As of July 1, 2016, we had cash and cash equivalents of $42.8 million.

As a result of the closure of distribution centers and restructuring in Europe in previous periods, we paid approximately $0.3 million in contractual obligations during the first six months of 2016. We expect to make additional payments of approximately $0.7 million principally related to the closure of certain facilities in the United Kingdom.

The fair value of our foreign currency cash flow hedges changed from a net gain of $11.9 million as of January 1, 2016, to a net gain of $2.3 million as of July 1, 2016. We expect that a gain of $2.3 million will be transferred to earnings during the next 12 months, along with the earnings effect of the related forecasted transactions.

Recent Developments

On April 28, 2016, we acquired the remaining 60% interest in one of our pineapple producers for $45.0 million of which we paid $40.0 million using operating cash flows and available borrowings under the Credit Facility and the remaining $5.0 million is expected to be paid during the next 12 months. This pineapple producer met the definition of a Variable Interest Entity and was consolidated. This acquisition of the remaining 60% ownership interest was accounted as an acquisition of a noncontrolling interest and allows us to increase efficiency and facilitates expansion of our production capabilities. We recorded a $25.5 million charge to equity as a result of the difference between the fair value of the consideration of $45.0 million less the $19.5 million carrying value of the noncontrolling interest. Refer to Note 6, “Variable Interest Entities”.
During June 2016, we purchased a blueberry farm in Chile of approximately 320 acres and includes agricultural production land, packing houses and farm equipment. The purchase price for this acquisition was $7.1 million and was funded using operating cash flows and available borrowings under the Credit Facility (as defined in Note 10 “Long-Term Debt and Capital Lease Obligations”). The initial accounting for this business combination has not been completed because the appraisal of the property, plant and equipment has not yet been received.

Results of Operations

The following tables present for each of the periods indicated (i) net sales by geographic region and (ii) net sales and gross profit by product category, and in each case, the percentage of the total represented thereby (U.S. dollars in millions, except percent data):

Net sales by geographic region:

	Quarter ended				Six months ended
	July 1, 2016		June 26, 2015		July 1, 2016		June 26, 2015
North America	$578.6	53%	$603.7	53%	$1,166.1	55%	$1,179.3	55%
Europe	190.3	17%	211.7	19%	363.7	17%	390.7	18%
Asia	139.8	13%	144.0	12%	255.1	12%	244.0	12%
Middle East	161.1	15%	154.0	14%	285.1	14%	283.3	13%
Other	18.8	2%	20.7	2%	36.7	2%	45.2	2%
Total	$1,088.6	100%	$1,134.1	100%	$2,106.7	100%	$2,142.5	100%

Product net sales and gross profit:

	Quarter ended
	July 1, 2016				June 26, 2015
	Net Sales		Gross Profit		Net Sales		Gross Profit
Banana	$497.4	45%	$66.5	46%	$513.8	45%	$44.6	39%
Other fresh produce	496.8	46%	59.9	41%	523.7	46%	54.9	48%
Prepared food	94.4	9%	19.0	13%	96.6	9%	14.5	13%
Totals	$1,088.6	100%	$145.4	100%	$1,134.1	100%	$114.0	100%

	Six months ended
	July 1, 2016				June 26, 2015
	Net Sales		Gross Profit		Net Sales		Gross Profit
Banana	$956.0	45%	$115.4	40%	$968.1	45%	$80.7	38%
Other fresh produce	977.7	46%	136.9	48%	988.3	46%	105.6	49%
Prepared food	173.0	9%	33.8	12%	186.1	9%	28.1	13%
Totals	$2,106.7	100%	$286.1	100%	$2,142.5	100%	$214.4	100%

Second Quarter 2016 Compared with Second Quarter of 2015

Net Sales. Net sales for the second quarter of 2016 were $1,088.6 million compared with $1,134.1 million for the second quarter of 2015. The decrease in net sales of $45.5 million was principally attributable to lower net sales in all of our business segments.

•
Net sales in the other fresh produce segment decreased $26.9 million, principally as a result of lower net sales of pineapples, tomatoes and grapes, partially offset by higher net sales of fresh-cut products, avocados and plantains.

◦
Net sales of pineapples decreased due to lower sales volumes primarily as a result of unfavorable weather conditions in our Costa Rica and Philippines production areas. Partially offsetting the lower sales volumes were higher per unit sales prices in all of our regions. Worldwide pineapple sales volume decreased 25%.

◦	Net sales of tomatoes decreased due to a planned reduction of planted acreage in our Florida operation during the spring growing season, partially offset by higher per unit selling prices.

◦	Net sales of grapes decreased due to lower sales volumes in Asia, North America and Europe principally as a result of lower supplies from Chile.

◦	Net sales of fresh-cut products increased due to higher worldwide sales volumes primarily as a result of increased customer demand in all regions combined with higher per unit sales prices in Asia.

◦	Net sales of avocados increased due to higher sales volume in North America primarily due to higher customer demand and increased shipments from Mexico.

◦	Net sales of plantains increased due to higher customer demand in North America.

•
Net sales of bananas decreased by $16.4 million principally due to lower net sales in Europe and North America, partially offset by higher net sales in the Middle East and Asia. Worldwide banana sales volume decreased 5%.

◦
Europe banana net sales decreased due to lower sales volume principally as a result of the loss of customers in Northern Europe due to competition combined with lower industry volumes. Partially offsetting this decrease were higher per unit selling prices.

◦	North America banana net sales decreased primarily as a result of lower sales volumes principally due to lower industry volumes and increased competition.

◦	Middle East banana net sales increased due to higher sales volume resulting from an expanded customer base, partially offset by lower per unit sales prices.

◦
Asia banana net sales increased primarily due to higher per unit sales prices as a result of lower industry supplies. Partially offsetting the higher banana per unit sales prices were lower sales volumes.

•
Net sales in the prepared food segment decreased $2.2 million principally due to lower per unit sales prices in our poultry business in Jordan as a result of increased competition. Also contributing to the decrease in net sales in our prepared food segment were lower sales volume of canned pineapple principally as a result of decreased production in our Kenya operations and lower sales volumes of beverage products principally due to lower customer demand. Partially offsetting these decreases in net sales were higher pricing of industrial products and higher sales volume of canned deciduous fruit.

Cost of Products Sold.  Cost of products sold was $943.2 million for the second quarter of 2016 compared with $1,020.1 million for the second quarter of 2015, a decrease of $76.9 million.  This decrease was primarily attributable to lower sales volumes and lower transportation costs. Also contributing to the decrease in cost of sales were lower fruit cost, principally for bananas, and lower production cost in the prepared food segment.

Gross Profit. Gross profit was $145.4 million for the second quarter of 2016 compared with $114.0 million for the second quarter of 2015, an increase of $31.4 million.  This increase was attributable to higher gross profit in all of our business segments.

•
Gross profit in the banana segment increased $21.9 million primarily due to lower per unit costs and higher per unit selling prices in Asia and Europe. Partially offsetting these increases in banana gross profit were lower per unit sales prices in the Middle East. Lower per unit costs was principally due to lower transportation costs and lower fruit costs. Worldwide banana per unit sales prices increased 2%, and per unit costs decreased 4%.

•	Gross profit in the other fresh produce segment increased $5.0 million principally due to higher gross profit on non-tropical fruit and tomatoes, partially offset by lower gross profit on melons.

◦	Gross profit on non-tropical fruit increased due to higher selling prices of grapes in North America primarily as a result of low industry volumes.

◦
Gross profit on tomatoes improved principally due to higher per unit selling prices for the re-pack tomato business combined with the absence of quality problems that we experienced in our Florida growing operations during the spring growing season of 2015.

◦	Gross profit on melons decreased due to lower per unit selling prices in North America primarily as a result of higher industry volumes.

•
Gross profit in the prepared food segment increased by $4.5 million principally due to higher gross profit on pineapple products as a result of higher sales prices on industrial pineapple products and canned pineapple primarily due to favorable market conditions combined with lower costs on canned pineapples. Partially offsetting these increases were lower gross profit in our Jordan poultry business primarily as a result of lower selling prices due to increased competition.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $2.6 million from $41.9 million in the second quarter of 2015 to $44.5 million for the second quarter of 2016. The increase was principally due to higher executive compensation as a result of increased earnings and higher stock price combined with higher professional fees and increased information technology costs.

Gain on Disposal of Property, Plant and Equipment, Net. The gain on disposal of property, plant and equipment, net, of $8.9 million during the second quarter of 2016 was principally related to sales of surplus land in Central and South America. The gain on disposal of property, plant and equipment of $1.0 million during the second quarter of 2015 consisted primarily of the sale of a refrigerated vessel.

Asset Impairment and Other Charges (Credits), Net. During the second quarter of 2016, asset impairments and other charges (credits), net, was a charge of $3.1 million and relates to an asset impairment of $2.5 million due to our decision to convert a banana plantation in the Philippines to a pineapple plantation during the next three years. In addition, we incurred $0.6 million in impairment charges related to underutilized assets in Central America in the banana segment. During the second quarter of 2015, asset impairment and other charges (credits), net , was a credit of $(0.5) million and relate principally to a gain of ($0.8) million on the settlement of litigation regarding the infringement of European Union competition rules by a former indirect subsidiary not controlled by us in our banana segment. Partially offsetting this gain was a charge of $0.3 million for damages incurred as the result of floods in Chile affecting non-tropical fruit operations.

Operating Income.  Operating income for the second quarter of 2016 increased by $33.1 million from $73.6 million in the second quarter of 2015 to $106.7 million for the second quarter of 2016. This increase was due to higher gross profit and higher gain on disposal of property, plant and equipment, partially offset by higher selling, general and administrative expenses and higher asset impairments and other charges (credits), net.

Interest Expense.  Interest expense was $1.3 million for both second quarter of 2016 and for the second quarter of 2015.

Other Income (Expense), Net.  Other income (expense), net, was income of $0.7 million for the second quarter of 2016 as compared with an expense of $(0.1) million for the second quarter of 2015. The change in other income (expense), net, of $0.8 million was principally attributable to foreign exchange gains during the second quarter of 2016 as compared with foreign exchange losses during the second quarter of 2015.

Provision for Income Taxes. Provision for income taxes was $8.7 million for the second quarter of 2016 compared to $6.4 million for the second quarter of 2015. The increase in the provision for income taxes of $2.3 million is primarily due to higher earnings.

First Six Months of 2016 Compared with First Six Months of 2015
Net Sales. Net sales for the first six months of 2016 were $2,106.7 million compared with $2,142.5 million for the first six months of 2015. The decrease in net sales of $35.8 million is due to lower net sales in all of our business segments.

•
Net sales of bananas decreased by $12.1 million principally due to lower sales net sales in Europe and North America, partially offset by higher net sales in Asia and the Middle East. Worldwide banana sales volume decreased by 2%.

◦	Europe net sales decreased due to lower sales volume principally as a result of the loss of customers in Northern Europe due to competition combined with lower industry volumes.

◦	North America banana net sales decreased principally as a result of lower sales volumes principally due to lower industry volumes and increased competition.

◦	Asia banana net sales increased as a result of higher sales volume and per unit sales prices principally due to increased customer demand and expanded shipments from our Central America operations.

◦	Middle East banana net sales increased principally due to higher sales volume resulting from an expanded customer base, partially offset by lower per unit sales prices.

•
Net sales in the other fresh produce segment decreased $10.6 million principally as a result of lower net sales of pineapples, tomatoes and grapes, partially offset by higher net sales of fresh-cut products, avocados and plantains.

◦
Net sales of pineapples decreased due to lower sales volumes primarily as a result of unfavorable weather conditions in our Costa Rica and Philippines production areas. Partially offsetting the lower sales volumes were higher per unit sales prices in Asia, Europe and North America. Worldwide pineapple sales volume decreased 12%.

◦
Net sales of tomatoes decreased due to a planned reduction of planted acreage in our Florida operation, partially offset by higher per unit selling prices. Higher per unit selling prices was primarily the result of a higher percentage of our tomato net sales comprised of re-pack tomatoes which command higher selling prices.

◦	Net sales of grapes decreased due to lower sales volumes in Asia and North America principally as a result of lower supplies from Chile.

◦
Net sales of fresh-cut products increased due to higher worldwide sales volumes primarily as a result of increased customer demand in all regions combined with higher per unit sales prices in Asia and North America.

◦	Net sales of avocados increased due to higher sales volume in North America primarily due to higher customer demand and increased shipments from Mexico.

◦	Net sales of plantains increased due to higher customer demand in North America.

•
Net sales in the prepared food segment decreased $13.1 million principally due to lower per unit sales prices in our poultry business in Jordan as a result of increased competition. Also contributing to the decrease in net sales in our prepared food segment were lower sales volume of canned pineapple principally as a result of decreased production in our Kenya operations and lower sales volumes of beverage products principally due to lower customer demand. Partially offsetting these decreases in net sales were higher pricing of industrial products, higher sales volume of canned deciduous fruit and new prepared food products in the Middle East market.

Cost of Products Sold. Cost of products sold was $1,820.6 million for the first six months of 2016 compared with $1,928.1 million million for the first six months of 2015, a decrease of $107.5 million. This decrease was primarily attributable to lower transportation costs, lower banana fruit cost and lower production cost in the prepared food segment. Also contributing to the decrease in cost of product sold was a 3% reduction in total sales volumes.
Gross Profit. Gross profit was $286.1 million for the first six months of 2016 compared with $214.4 million for the first six months of 2015, an increase of $71.7 million. This increase was attributable to higher gross profit in all of our business segments.

•
Gross profit in the banana segment increased by $34.7 million principally due to lower transportation cost combined with lower fruit cost. Worldwide banana per unit sales prices increased 1% and per unit cost decreased 4%.

•
Gross profit in the other fresh produce segment increased $31.3 million principally due to higher gross profit on tomatoes, non-tropical fruit, fresh-cut products and avocados, partially offset by lower gross profit on melons.

◦
Gross profit on tomatoes improved principally due to higher per unit selling prices for the re-pack tomato business combined with the absence of quality problems that we incurred in our Florida growing operations during the first two growing seasons of 2015.

◦	Gross profit on non-tropical fruit increased due to higher selling prices of grapes in North America primarily as a result of low industry volumes.

◦
Gross profit fresh-cut products increased principally due to higher sales prices and sales volumes in North America and Asia combined with higher sales volume in Europe. Also contributing to the increase in gross profit on fresh-cut products were lower per unit costs in Europe, principally as a result of improved efficiency. Partially offsetting these increase in gross profit were lower per unit selling prices in Europe and the Middle East.

◦	Gross profit on avocados increased primarily due to increased sales volumes and lower fruit procurement costs in North America.

◦	Gross profit on melons decreased due to lower per unit selling prices in North America primarily as a result of higher industry volumes.

•
Gross profit in the prepared food segment increased by $5.7 million principally due to higher gross profit on pineapple products as a result of higher sales prices on industrial pineapple products and canned pineapple primarily due to favorable market conditions combined with lower costs on canned pineapples. Partially offsetting these increases were lower gross profit in our Jordan poultry business primarily as a result of lower selling prices due to increased competition.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $5.8 million from $85.8 million for the first six months of 2015 to $91.6 million for the first six months of 2016. The increase was principally due to higher executive compensation as a result of increased earnings and higher stock price combined with higher professional fees and increased information technology costs. Also contributing to the increase were higher selling expenses in the Middle East.
Gain on Disposal of Property, Plant and Equipment, Net. The gain on disposal of property, plant and equipment, net, was $5.8 million during the first six months of 2016 and consisted primarily of gains on the sale of surplus land in Central and South America, partially offset by by the disposal of low-yielding banana plants in Costa Rica and Guatemala in order to replant and improve productivity. During the first six months of 2015, the gain on disposal of property, plant and equipment of $2.2 million consisted primarily of the sales of two refrigerated vessels.
Asset Impairment and Other Charges (Credits), Net. Asset impairment and other charges (credits), net, was $3.1 million during the first six months of 2016 as compared with $0.9 million during the first six months of 2015.
Asset impairments and other charges (credits), net, for the first six months of 2016 were:

•	$2.5 million due to our decision to convert a banana plantation in the Philippines to a pineapple plantation during the next three years; and

•	$0.6 million related to underutilized assets in Central America related to the banana segment.

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

Operating Income. Operating income increased by $67.3 million from $129.9 million in the first six months of 2015 to $197.2 million for the first six months of 2016. The increase in operating income was due to higher gross profit and higher gain on disposal of property, plant and equipment, partially offset by higher selling, general and administrative expenses and higher asset impairment and other charges (credits), net.
Interest Expense. Interest expense decreased by $0.4 million from $2.6 million for the first six months of 2015 to $2.2 million for the first six months of 2016 principally due to lower average debt balances combined with lower interest rates.
Other income (Expense), Net. Other income (expense), net, was of $3.3 million for the first six months of 2016 as compared with expense of $(6.0) million for the first six months of 2015. The change in other income (expense), net, of $9.3 million is principally attributable to foreign exchange income during the first six months of 2016 as compared with foreign exchange losses during the first six months of 2015.

Provision for Income Taxes. Provision for income taxes was $19.8 million for the first six months of 2016 as compared with $11.4 million for the first six months of 2015. The increase in the provision for income taxes of $8.4 million is primarily due to higher earnings.
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

Item 4.        Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 1, 2016. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the quarter ended July 1, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

See Note 11, “Commitments and Contingencies”, to the Consolidated Financial Statements, Part I, Item 1 included herein.

Item 1A.        Risk Factors

“Item 1A. Risk Factors” of our Form 10-K for the year ended January 1, 2016 includes a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K. Except as presented below, there have been no material changes from the risk factors described in our Form 10-K.

Economic conditions and regulatory changes leading up to and following the United Kingdom’s likely exit from the European Union could have a material adverse effect on our business and results of operations.

Following a referendum in June 2016 in which voters in the United Kingdom approved an exit from the European Union ("EU"), it is expected that the U.K. government will initiate a process to leave the EU (often referred to as Brexit) and begin negotiating the terms of the United Kingdom's future relationship with the EU. Our fresh produce and prepared food business faces uncertainty regarding the impact of the likely exit of the United Kingdom from the EU. Adverse consequences such as deterioration in economic conditions, volatility in currency exchange rates or adverse changes in regulation governing import duties or tariffs could have a negative impact on our operations, financial condition and results of operations.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our purchases of ordinary shares during the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
April 2, 2016 through April 30, 2016	55,916	$41.98	55,916	$241,294,101
May 1, 2016 through May 31, 2016	—	$—	—	$241,294,101
June 1, 2016 through July 1, 2016	—	$—	—	$241,294,101
Total	55,916	$41.98	55,916	$241,294,101

(1)	For the quarter ended July 1, 2016, we purchased and retired 55,916 of our ordinary shares.

(2)	On July 29, 2015, our Board of Directors approved a three-year stock repurchase program of up to $300 million of our ordinary shares.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 6.        Exhibits

31.1*	Certification of Chief Executive Officer filed pursuant to 17 CFR 240.13a-14(a).

31.2*	Certification of Chief Financial Officer filed pursuant to 17 CFR 240.13a-14(a).

32*	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 17 CFR 240.13a-14(b) and 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
_____________________

*	Filed herewith

**
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of July 1, 2016 and January 1, 2016, (ii) Consolidated Statements of Income for the quarters and six months ended July 1, 2016 and June 26, 2015, (iii) Consolidated Statements of Comprehensive Income for the quarters and six months ended July 1, 2016 and June 26, 2015, (iv) Consolidated Statement of Cash Flows for the six months ended July 1, 2016 and June 26, 2015 and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fresh Del Monte Produce Inc.

Date:	August 2, 2016	By:	/s/ Hani El-Naffy
Hani El-Naffy
President & Chief Operating Officer

		By:	/s/ Richard Contreras
Richard Contreras
Senior Vice President & Chief Financial Officer