Form 10-Q
period 2016-09-30
FRESH DEL MONTE PRODUCE INC
filed 2016-11-01
CIK 1047340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
———————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 21, 2016, there were 51,804,173 ordinary shares of Fresh Del Monte Produce Inc. issued and outstanding.

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

PART I: FINANCIAL INFORMATION

Item 1.        Financial Statements

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)
(U.S. dollars in millions, except share and per share data)

	September 30, 2016	January 1, 2016
Assets
Current assets:
Cash and cash equivalents	$23.2	$24.9
Trade accounts receivable, net of allowance of $8.9 and $9.3, respectively	341.1	346.1
Other accounts receivable, net of allowance of $7.8 and $7.9, respectively	67.7	71.3
Inventories, net	465.3	481.9
Deferred income taxes	—	11.9
Prepaid expenses and other current assets	35.8	49.7
Total current assets	933.1	985.8

Investments in and advances to unconsolidated companies	2.0	2.0
Property, plant and equipment, net	1,252.2	1,215.4
Deferred income taxes	58.8	42.6
Goodwill	261.4	263.7
Other noncurrent assets	91.6	86.6
Total assets	$2,599.1	$2,596.1
Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued expenses	$352.3	$359.1
Current portion of long-term debt and capital lease obligations	0.5	1.5
Deferred income taxes	—	14.9
Income taxes and other taxes payable	22.4	6.3
Total current liabilities	375.2	381.8

Long-term debt and capital lease obligations	137.1	252.7
Retirement benefits	88.9	86.5
Other noncurrent liabilities	49.7	50.1
Deferred income taxes	87.9	74.1
Total liabilities	738.8	845.2
Commitments and contingencies
Shareholders' equity:
Preferred shares, $0.01 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.01 par value; 200,000,000 shares authorized; 51,804,173 and 52,542,965 issued and outstanding, respectively	0.5	0.5
Paid-in capital	556.8	568.2
Retained earnings	1,309.6	1,162.3
Accumulated other comprehensive loss	32.5	23.0
Total Fresh Del Monte Produce Inc. shareholders' equity	1,834.4	1,708.0
Noncontrolling interests	25.9	42.9
Total shareholders' equity	1,860.3	1,750.9
Total liabilities and shareholders' equity	$2,599.1	$2,596.1

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(U.S. dollars in millions, except share and per share data)

	Quarter ended		Nine months ended
	September 30, 2016	September 25, 2015	September 30, 2016	September 25, 2015
Net sales	$950.2	$936.1	$3,056.9	$3,078.6
Cost of products sold	831.4	852.8	2,652.0	2,780.9
Gross profit	118.8	83.3	404.9	297.7
Selling, general and administrative expenses	49.0	47.7	140.6	133.5
Loss (gain) on disposal of property, plant and equipment, net	0.7	(0.3)	(5.1)	(2.5)
Asset impairment and other charges, net	25.0	1.5	28.1	2.4
Operating income	44.1	34.4	241.3	164.3
Interest expense	0.5	0.7	2.7	3.3
Interest income	0.2	0.3	0.6	0.5
Other expense (income), net	2.0	(1.3)	(1.3)	4.7
Income before income taxes	41.8	35.3	240.5	156.8
Provision for income taxes	5.6	5.4	25.4	16.8
Net income	$36.2	$29.9	$215.1	$140.0
Less: Net income attributable to noncontrolling interests	1.0	1.4	2.0	4.5
Net income attributable to Fresh Del Monte Produce Inc.	$35.2	$28.5	$213.1	$135.5
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Basic	$0.68	$0.54	$4.14	$2.57
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Diluted	$0.68	$0.54	$4.11	$2.54
Dividends declared per ordinary share	$0.150	$0.125	$0.400	$0.375
Weighted average number of ordinary shares:
Basic	51,497,691	52,788,564	51,430,234	52,817,849
Diluted	51,993,293	53,208,152	51,910,068	53,247,184

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(U.S. dollars in millions)

	Quarter ended		Nine months ended
	September 30, 2016	September 25, 2015	September 30, 2016	September 25, 2015
Net income	$36.2	$29.9	$215.1	$140.0
Other comprehensive income:
Net unrealized loss on derivatives	(1.8)	(7.5)	(11.4)	(7.5)
Net unrealized foreign currency translation (loss) gain	0.9	(4.9)	2.1	(11.5)
Net change in retirement benefit adjustment, net of tax	0.1	0.3	0.3	0.9
Comprehensive income	$35.4	$17.8	$206.1	$121.9
Less: comprehensive income attributable to noncontrolling interests	1.0	0.6	2.4	3.6
Comprehensive income attributable to Fresh Del Monte Produce Inc.	$34.4	$17.2	$203.7	$118.3

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(U.S. dollars in millions)

	Nine months ended
	September 30, 2016	September 25, 2015
Operating activities:
Net income	$215.1	$140.0
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	57.6	53.7
Amortization of debt issuance costs	0.3	0.3
Stock-based compensation expense	22.8	11.2
Asset impairment, net	8.5	2.4
Change in uncertain tax positions	(0.5)	(0.1)
Gain on disposal of property, plant and equipment	(5.1)	(2.5)
Deferred income taxes	(6.1)	1.2
Excess tax benefit from stock-based compensation	(2.6)	(1.1)
Foreign currency translation adjustment	(1.1)	(4.9)
Changes in operating assets and liabilities:
Receivables	12.2	8.6
Inventories	15.5	21.3
Prepaid expenses and other current assets	4.8	(4.5)
Accounts payable and accrued expenses	14.1	15.4
Other noncurrent assets and liabilities	(1.9)	(2.8)
Net cash provided by operating activities	333.6	238.2
Investing activities:
Capital expenditures	(98.4)	(90.0)
Proceeds from sales of property, plant and equipment	11.0	6.1
Purchase of a business	(7.1)	—
Net cash used in investing activities	(94.5)	(83.9)
Financing activities:
Proceeds from long-term debt	359.1	419.5
Payments on long-term debt	(477.9)	(474.9)
Purchase of noncontrolling interest	(45.0)	—
Distributions to noncontrolling interests, net	(0.5)	(1.8)
Proceeds from stock options exercised	10.7	32.6
Excess tax benefit from stock-based compensation	2.6	1.1
Dividends paid	(20.5)	(19.7)
Repurchase and retirement of ordinary shares	(68.7)	(112.8)
Net cash used in by financing activities	(240.2)	(156.0)
Effect of exchange rate changes on cash	(0.6)	10.2
Net (decrease) increase in cash and cash equivalents	(1.7)	8.5
Cash and cash equivalents, beginning	24.9	34.1
Cash and cash equivalents, ending	$23.2	$42.6
Supplemental cash flow information:
Cash paid for interest	$2.3	$2.8
Cash paid for income taxes	$9.7	$7.3
Non-cash financing and investing activities:
Purchase of assets under capital lease obligations	$0.1	$1.0
Retirement of ordinary shares	$66.9	$97.7
Dividends on restricted share units	$(0.5)	$(0.4)

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

The accompanying unaudited Consolidated Financial Statements for the quarter ended September 30, 2016 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for fair presentation have been included. Operating results for the quarter and nine months ended September 30, 2016 are subject to significant seasonal variations and are not necessarily indicative of the results that may be expected for the year ending December 30, 2016. For further information, refer to the Consolidated Financial Statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended January 1, 2016.

We are required to evaluate events occurring after September 30, 2016 for recognition and disclosure in the unaudited Consolidated Financial Statements for the quarter and nine months ended September 30, 2016. Events are evaluated based on whether they represent information existing as of September 30, 2016, which require recognition in the unaudited Consolidated Financial Statements, or new events occurring after September 30, 2016, which do not require recognition but require disclosure if the event is significant to the unaudited Consolidated Financial Statements. We evaluated events occurring subsequent to September 30, 2016 through the date of issuance of these unaudited Consolidated Financial Statements.

2. Recently Issued Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU"), Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues in an effort to reduce diversity in practice. This ASU will be effective for us beginning the first day of our 2018 fiscal year. Early adoption is permitted. We are evaluating the impact of adoption of this ASU on our cash flows, but do not expect this ASU to have a significant effect.

In March 2016, the FASB issued an ASU, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU will be effective for us beginning the first day of our 2017 fiscal year. Early adoption is permitted. We are evaluating the impact of adoption of this ASU on our financial condition, result of operations and cash flows, but do not expect this ASU to have a significant effect.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

3.  Asset Impairment and Other Charges, Net

The following represents a summary of asset impairment, exit activity and other charges (credits), net recorded during the quarters and nine months ended September 30, 2016 and September 25, 2015 (U.S. dollars in millions):

	Quarter ended			Nine months ended
	September 30, 2016			September 30, 2016
	Long-lived and other asset impairment	Exit activity and other charges	Total	Long-lived and other asset impairment	Exit activity and other charges	Total
Banana segment:
United Kingdom contract termination costs	$—	$0.7	$0.7	$—	$0.7	$0.7
Brazil exit activities due to drought conditions	2.2	0.2	2.4	2.2	0.2	2.4
Philippines plantation conversion to pineapple	—	—	—	2.5	—	2.5
Underutilized assets in Central America	0.6	—	0.6	1.2	—	1.2
Prepared food segment:
Poultry goodwill impairment due to underperformance	2.6	—	2.6	2.6	—	2.6
Other:
President/COO transition	—	18.7	18.7	—	18.7	18.7
Total asset impairment and other charges, net	$5.4	$19.6	$25.0	$8.5	$19.6	$28.1

	Quarter ended			Nine months ended
	September 25, 2015			September 25, 2015
	Long-lived and other asset impairment	Exit activity and other charges	Total	Long-lived and other asset impairment	Exit activity and other charges (credits)	Total
Banana segment:
Guatemala banana production assets held for sale	$1.0	$—	$1.0	$1.0	$—	$1.0
European Union Antitrust settlement gain	—	—	—	—	(0.8)	(0.8)
Other fresh produce segment:
Chile floods	—	0.5	0.5	1.2	0.8	2.0
Other fresh produce segment credits	—	—	—	—	(0.1)	(0.1)
Prepared food segment:
Other prepared food segment charges	—	—	—	0.2	0.1	0.3
Total asset impairment and other charges (credits), net	$1.0	$0.5	$1.5	$2.4	$—	$2.4

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

The following is a rollforward of 2016 exit activity and other reserves (U.S. dollars in millions):

	Exit activity and other reserve balance at January 1, 2016	Impact to earnings	Cash paid	Foreign exchange impact	Exit activity and other reserve balance at September 30, 2016
Contract termination and other exit activity charges	$1.1	$0.9	$(0.4)	$(0.1)	$1.5
	$1.1	$0.9	$(0.4)	$(0.1)	$1.5

The exit activity and other reserve balances at September 30, 2016 include $1.3 million related to contract termination costs for an underutilized facility in the United Kingdom of which $0.7 million was included for the quarter and nine months ended September 30, 2016 and the remaining relates to previous periods. The exit activity and other reserve balances at September 30, 2016 also includes $0.2 million related to termination benefits for Brazil exit activities due to drought conditions. We do not expect additional charges related to the exit and other activities mentioned above that would significantly impact our results of operations or financial condition.

4.  Acquisition

During June 2016, we purchased a blueberry farm in Chile of approximately 320 acres, which includes agricultural production land, packing houses and farm equipment. The purchase price for this business was $7.1 million and was funded using operating cash flows and available borrowings under the Credit Facility (as defined in Note 10 “Long-Term Debt and Capital Lease Obligations”). The accounting for this business combination has been completed during the quarter ended September 30, 2016 and we adjusted $0.8 million of goodwill in our Other Fresh Produce segment with a corresponding reduction in property, plant and equipment to the previously recorded preliminary amounts. Goodwill represents the excess purchase price above the fair market value of the net assets acquired.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

5.  Noncontrolling Interests

The following table reconciles shareholders’ equity attributable to noncontrolling interests (U.S. dollars in millions):

	Nine months ended
	September 30, 2016	September 25, 2015
Noncontrolling interests, beginning	$42.9	$40.0
Purchase of noncontrolling interest (1)	(19.5)	—
Net income attributable to noncontrolling interests	2.0	4.5
Translation adjustments	0.3	(1.1)
Retirement benefit adjustment	(0.1)	(0.1)
Capital contributions from, net	0.3	0.1
Noncontrolling interests, ending	$25.9	$43.4

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

On April 28, 2016, we acquired the remaining interest of our VIE for $45.0 million, which we paid using operating cash flows and available borrowings under the Credit Facility (as defined in Note 10 “Long-Term Debt and Capital Lease Obligations”). We recorded a charge of $25.5 million to equity as a result of the difference between the fair value of the consideration of $45.0 million less the $19.5 million carrying value of the noncontrolling interest. This acquisition of the remaining 60% ownership interest was accounted for as an acquisition of a noncontrolling interest.

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

The following table details financing receivables including the related allowance for advances to independent growers and suppliers (U.S. dollars in millions):

	September 30, 2016		January 1, 2016
	Short-term	Long-term	Short-term	Long-term
Gross advances to independent growers and suppliers	$39.7	$0.2	$41.7	$0.3
Allowance for advances to independent growers and suppliers	(1.5)	—	(2.1)	—
Net advances to independent growers and suppliers	$38.2	$0.2	$39.6	$0.3

The current and noncurrent portions of the financing receivables included above are classified in the Consolidated Balance Sheets in other accounts receivable and other noncurrent assets, respectively.

The following table details the credit risk profile of the above listed financing receivables (U.S. dollars in millions):

	Current status	Past due status	Total
Gross advances to independent growers and suppliers:
September 30, 2016	$38.4	$1.5	$39.9
January 1, 2016	39.9	2.1	42.0

The allowance for advances to independent growers and suppliers and the related financing receivables for the quarters and nine months ended September 30, 2016 and September 25, 2015 were as follows (U.S. dollars in millions):

	Quarter ended		Nine months ended
	September 30, 2016	September 25, 2015	September 30, 2016	September 25, 2015
Allowance for advances to independent growers and suppliers:
Balance, beginning of period	$1.6	$2.0	$2.1	$2.4
Provision for uncollectible amounts	—	0.1	—	0.2
Deductions to allowance related to write-offs	(0.1)	—	(0.6)	(0.5)
Balance, end of period	$1.5	$2.1	$1.5	$2.1

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

Stock-based compensation expense included in selling, general and administrative expenses related to stock options, restricted stock awards ("RSA"), restricted stock units ("RSUs") and performance stock units ("PSUs") is included in the accompanying Consolidated Statements of Income were as follows (U.S. dollars in millions):

	Quarter ended		Nine months ended
	September 30, 2016	September 25, 2015	September 30, 2016	September 25, 2015
Stock Options	$0.8	$1.0	$2.1	$3.1
RSUs/PSUs	14.0	3.9	19.7	7.4
RSAs	—	—	0.9	0.7
Total	$14.8	$4.9	$22.7	$11.2

There were $2.6 million for the nine months ended September 30, 2016 and $1.1 million for the nine months ended September 25, 2015 due to the realization excess share-based payment deductions resulting from stock options exercised through a reduction in taxes currently payable and related effect on cash flows. Excess tax payment deductions occur when the intrinsic value of stock options exercised exceeds the recognized stock-based compensation expense. Proceeds of $10.7 million for the nine months ended September 30, 2016 and $32.6 million for the nine months ended September 25, 2015 were received from the exercise of stock-based options. During the quarter and nine months ended September 30, 2016, stock-based compensation expense of $8.9 million related to the President/COO's transition is included in asset impairment and other charges, net.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

8.  Stock-Based Compensation (continued)

Stock Option Awards

Under the 2014 Plan and prior plans, 20% of the options usually vest immediately, and the remaining options vest in equal installments over the next four years. Options under the 2014 Plan and prior plans may be exercised over a period not in excess of 10 years from the date of the grant. Prior plan provisions are still applicable to outstanding options and awards under those plans. There were no stock option grants for the nine months ended September 30, 2016 and for the nine months ended September 25, 2015.

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

For RSAs awarded under the 2014 Plan, 50% of each award of our restricted stock vested on the date it was granted. The remaining 50% of each award vests upon the six-month anniversary of the date on which the recipient ceases to serve as a member of our Board of Directors. Restricted stock awarded during the nine months ended September 30, 2016 and September 25, 2015 allows directors to retain all of their awards once they cease to serve as a member of our Board of Directors and is considered a nonsubstantive service condition in accordance with the guidance provided by the ASC on “Compensation – Stock Compensation”.  Accordingly, it is appropriate to recognize compensation cost immediately for restricted stock awards granted to non-management members of the Board of Directors.

The following table lists restricted stock awards under the 2014 plan for the nine months ended September 30, 2016 and September 25, 2015 (U.S. dollars in millions except share and per share data):

Date of award	Shares of restricted stock awarded	Price per share
January 4, 2016	22,946	$38.13
January 2, 2015	21,875	33.60

Restricted Stock Units / Performance Stock Units

Under the 2014 Plan, each RSU/PSU represents a contingent right to receive one of our ordinary shares. The PSUs are subject to meeting minimum performance criteria set by the Compensation Committee of our Board of Directors. The actual number of shares the recipient receives is determined based on the results achieved versus performance goals. Those performance goals are based on exceeding a measure of our earnings. Depending on the results achieved, the actual number of shares that an award recipient receives at the end of the period may range from 0% to 100% of the award units granted. Provided such criteria are met, the PSUs will vest in three equal annual installments on each of the next three anniversary dates provided that the recipient remains employed with us. The RSUs will vest 20% on the award date and 20% on each of the next four anniversaries.

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

The following table lists the various RSUs and PSUs awarded under the 2014 Plan for the nine months ended September 30, 2016 and September 25, 2015 (U.S. dollars in millions except share and per share data):

Date of award		Type of award	Units awarded	Price per share
September 2, 2016	(1)	RSU	50,000	$58.94
August 3, 2016		RSU	226,500	59.83
February 24, 2016		PSU	140,000	38.99
February 24, 2016		RSU	50,000	38.99
July 29, 2015		RSU	237,000	40.03
February 18, 2015		PSU	175,000	33.44
February 18, 2015		RSU	50,000	33.44
(1) New grant related to the President/COO transition

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

9.  Inventories

Inventories consisted of the following (U.S. dollars in millions):

	September 30, 2016	January 1, 2016
Finished goods	$168.8	$182.6
Raw materials and packaging supplies	135.2	140.8
Growing crops	161.3	158.5
Total inventories	$465.3	$481.9

10.  Long-Term Debt and Capital Lease Obligations

The following is a summary of long-term debt and capital lease obligations (U.S. dollars in millions):

	September 30, 2016	January 1, 2016
Senior unsecured revolving credit facility (see Credit Facility below)	$136.4	$251.2
Various other notes payable	—	1.4
Capital lease obligations	1.2	1.6
Total long-term debt and capital lease obligations	137.6	254.2
Less: Current portion	(0.5)	(1.5)
Long-term debt and capital lease obligations	$137.1	$252.7

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

10.  Long-Term Debt and Capital Lease Obligations (continued)

Credit Facility

On April 16, 2015, we entered into a five-year $800 million syndicated senior unsecured revolving credit facility maturing on April 15, 2020 (the "Credit Facility") with Bank of America, N.A. as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Inc. as sole lead arranger and sole book manager. Borrowings under the Credit Facility bear interest at a spread over LIBOR that varies with our leverage ratio. The Credit Facility also includes a swing line facility and a letter of credit facility. We capitalized $1.4 million of debt issuance costs, which are included in other noncurrent assets on our Consolidated Balance Sheets.

We have a renewable 364-day, $25.0 million commercial and stand-by letter of credit facility with Rabobank Nederland.

The following is a summary of the material terms of the Credit Facility and other working capital facilities at September 30, 2016 (U.S. dollars in millions):

	Term	Maturity date	Interest rate	Borrowing limit	Available borrowings
Bank of America credit facility	5 years	April 15, 2020	1.55%	$800.0	$663.6
Rabobank letter of credit facility	364 days	June 21, 2017	Varies	25.0	13.5
Other working capital facilities	Varies	Varies	Varies	18.2	9.2
				$843.2	$686.3

The current margin for LIBOR advances is 1.00%. We intend to use funds borrowed under the Credit Facility from time to time for general corporate purposes, which may include the repayment, redemption or refinancing of our existing indebtedness, working capital needs, capital expenditures, funding of possible acquisitions, possible share repurchases and satisfaction of other obligations.

The Credit Facility requires us to comply with financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers. As of September 30, 2016, we were in compliance with all of the covenants contained in the Credit Facility. The Credit Facility is unsecured as long as we maintain a certain leverage ratio and is guaranteed by certain of our subsidiaries. The Credit Facility permits borrowings under the revolving commitment with an interest rate determined based on our leverage ratio and spread over LIBOR. In addition, we pay a fee on unused commitments.

As of September 30, 2016, we applied $11.5 million to the Rabobank Nederland letter of credit facility, in respect of certain contingent obligations and other governmental agency guarantees combined with guarantees for purchases of raw materials and equipment and other trade related letters of credit. We also had $15.6 million in other letters of credit and bank guarantees not included in the Rabobank or Bank of America letter of credit facilities.

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

On October 14, 2004, two of our subsidiaries were served with a complaint in an action styled Angel Abarca, et al. v. Dole Food Co., et al. filed in the Superior Court of the State of California for the County of Los Angeles on behalf of more than 2,600 Costa Rican banana workers who claim injury from exposure to DBCP. On January 2, 2009, three of our subsidiaries were served with multiple complaints in related actions styled Jorge Acosta Cortes, et al. v. Dole Food Company, et al. filed in the Superior Court of the State of California for the County of Los Angeles on behalf of 461 Costa Rican residents. An initial review of the plaintiffs in the Abarca and Cortes actions found that a substantial number of the plaintiffs were claimants in prior DBCP actions in Texas and may have participated in the settlement of those actions. On June 27, 2008, the court dismissed the claims of 1,329 plaintiffs who were parties to prior DBCP actions. On June 30, 2008, our subsidiaries moved to dismiss the claims of the remaining Abarca plaintiffs on grounds of forum non conveniens in favor of the courts of Costa Rica. On September 22, 2009, the court granted the motion to dismiss and on November 16, 2009 entered an order conditionally dismissing the claims of those remaining plaintiffs who allege employment on farms in Costa Rica exclusively affiliated with our subsidiaries. Those dismissed plaintiffs re-filed their claim in Costa Rica on May 17, 2012. On January 18, 2013, all remaining plaintiffs in California filed Requests for Dismissal effecting the dismissal of their claims without prejudice. On September 25, 2013, our subsidiaries filed an answer to the claim re-filed with the courts of Costa Rica. A second DBCP-related lawsuit was filed in Costa Rica in March 2015. The claim has been assigned to the civil court system.

On May 31 and June 1, 2012, eight actions were filed against one of our subsidiaries in the United States District Court for the District of Delaware on behalf of approximately 3,000 plaintiffs alleging exposure to DBCP on or near banana farms in Costa Rica, Ecuador, Panama, and Guatemala. We and our subsidiaries have never owned, managed or otherwise been involved with any banana growing operations in Panama and were not involved with any banana growing operations in Ecuador during the period when DBCP was in use. The plaintiffs include claimants who had cases pending in the United States District Court for the Eastern District of Louisiana which were dismissed on September 17, 2012. On August 30, 2012, our subsidiary joined a motion to dismiss the claims of those plaintiffs on the grounds that they have first-filed claims pending in the United States District Court for the Eastern District of Louisiana. The motion was granted on March 29, 2013. On September 21, 2012, our subsidiary filed an answer with respect to the claims of those plaintiffs who had not already filed in Louisiana. On May 27, 2014, the court granted a motion made by a co-defendant and entered summary judgment against all plaintiffs based on the September 19, 2013 affirmance by the United States Court of Appeals for the Fifth Circuit of the dismissal of related cases by the United States District Court for the Eastern District of Louisiana. On July 7, 2014, our subsidiary joined in a motion for summary judgment as to all plaintiffs on the basis of the court’s May 27, 2014 ruling. Plaintiffs agreed that judgment be entered in favor of all defendants for the claims still pending in the United States District Court for the District of Delaware on the basis of the summary judgment granted on May 27, 2014 and the district court entered judgment dismissing all plaintiffs’ claims on September 22, 2014. On October 21, 2014, a notice of appeal was filed with the United States Court of Appeals for the Third Circuit, but the notice expressly limited the appeal to the claims of 57 (out of the more than 2,400) plaintiffs. On August 11, 2015, the Court of Appeals affirmed the dismissal of the claims of these plaintiffs. Plaintiffs filed a Motion for Rehearing en Banc with the Third Circuit, which was granted on September 22, 2015. The rehearing was held on February 17, 2016. On September 2, 2016, the Third Circuit reversed the District Court’s dismissal of the claims of approximately 300 of the plaintiffs and remanded the case back to the District Court for further proceedings.

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

During 2014, as a result of a meeting held with the EPA which resulted in changes to the remediation work being performed, we reduced the liability related to the Kunia well site clean-up by $1.4 million. During 2015, due to market fluctuations which resulted in changes to the discount rate, we reduced the liability related to the Kunia well site clean-up by $0.8 million, net of other charges. The undiscounted estimates are between $14.8 million and $28.7 million. The undiscounted estimate on which our accrual is based totals $15.7 million and is discounted using a 4% rate. As of September 30, 2016, there are $12.9 million included in other noncurrent liabilities and $0.7 million included in accounts payable and accrued expenses in the Consolidated Balance Sheets for the Kunia Well Site clean-up, which we expect to expend in the next 12 months. We expect to expend approximately $0.7 million in 2016, $1.7 million per year in 2017 and 2018, $0.7 million in 2019, $1.0 million in 2020 and $7.8 million thereafter.

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

We intend to vigorously defend ourselves in all of the above matters.

12.  Earnings Per Share

Basic and diluted net income per ordinary share is calculated as follows (U.S. dollars in millions, except share and per share data):

	Quarter ended		Nine months ended
	September 30, 2016	September 25, 2015	September 30, 2016	September 25, 2015
Numerator:
Net income attributable to Fresh Del Monte Produce Inc.	$35.2	$28.5	$213.1	$135.5

Denominator:
Weighted average number of ordinary shares - Basic	51,497,691	52,788,564	51,430,234	52,817,849
Effect of dilutive securities - Share based employee options and awards	495,602	419,588	479,834	429,335
Weighted average number of ordinary shares - Diluted	51,993,293	53,208,152	51,910,068	53,247,184

Antidilutive awards (1)	139,958	120,844	139,958	120,844

Net income per ordinary share attributable to Fresh Del Monte Produce Inc.:
Basic	$0.68	$0.54	$4.14	$2.57
Diluted	$0.68	$0.54	$4.11	$2.54

(1)	Certain unvested PSU's are not included in the calculation of net income per ordinary share because the effect would have been antidilutive.

Refer to Note 18, “Shareholders’ Equity”, for disclosures related to the stock repurchase program and retired shares.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

13.  Retirement and Other Employee Benefits

The following table sets forth the net periodic benefit costs of our pension plans and post-retirement plans (U.S. dollars in millions):

	Quarter ended		Nine months ended
	September 30, 2016	September 25, 2015	September 30, 2016	September 25, 2015
Service cost	$1.3	$1.4	$3.9	$4.3
Interest cost	1.7	1.7	4.9	5.0
Expected return on assets	(1.0)	(1.0)	(2.8)	(2.9)
Amortization of net actuarial loss	0.3	0.4	0.9	1.2
Net periodic benefit costs	$2.3	$2.5	$6.9	$7.6

We provide certain other retirement benefits to certain employees who are not U.S.-based not included above. Generally, benefits under these programs are based on an employee’s length of service and level of compensation. These programs are immaterial to our consolidated financial statements. The net periodic benefit costs related to other non-U.S.-based plans is $0.7 million for the quarters ended ended September 30, 2016 and $0.5 million for the quarters ended September 25, 2015. The net periodic benefit costs related to other non-U.S.-based plans is $1.9 million for the nine months ended September 30, 2016 and $1.6 million for the nine months ended September 25, 2015.

14.  Business Segment Data

We are principally engaged in one major line of business, the production, distribution and marketing of bananas, other fresh produce and prepared food. Our products are sold in markets throughout the world with our major producing operations located in North, Central and South America, Asia and Africa.

Our operations are aggregated into business segments on the basis of our products: bananas, other fresh produce and prepared food. Other fresh produce includes pineapples, melons, tomatoes, avocados, non-tropical fruit (including grapes, apples, pears, peaches, plums, nectarines, citrus, kiwis and blueberries), fresh-cut products, other fruit and vegetables, a third-party ocean freight business and a plastic products business. Prepared food includes prepared fruit and vegetables, juices, beverages, snacks, poultry and meat products.

We evaluate performance based on several factors, of which net sales and gross profit by product are the primary financial measures (U.S. dollars in millions):

	Quarter ended
	September 30, 2016		September 25, 2015
	Net Sales	Gross Profit	Net Sales	Gross Profit
Banana	$424.4	$39.6	$425.2	$20.6
Other fresh produce	433.6	62.0	420.3	48.9
Prepared food	92.2	17.2	90.6	13.8
Totals	$950.2	$118.8	$936.1	$83.3

	Nine months ended
	September 30, 2016		September 25, 2015
	Net Sales	Gross Profit	Net Sales	Gross Profit
Banana	$1,380.4	$154.9	$1,393.3	$101.3
Other fresh produce	1,411.3	199.0	1,408.6	154.5
Prepared food	265.2	51.0	276.7	41.9
Totals	$3,056.9	$404.9	$3,078.6	$297.7

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

Foreign Currency Hedges

We are exposed to fluctuations in currency exchange rates against the U.S. dollar on our results of operations and financial condition and we mitigate that exposure by entering into foreign currency forward contracts.  Certain of our subsidiaries periodically enter into foreign currency forward contracts in order to hedge portions of forecasted sales or cost of sales denominated in foreign currencies, which generally expire within one year. Our foreign currency hedges were entered into for the purpose of hedging portions of our 2016 and 2017 foreign currency exposure.

The foreign currency forward contracts qualifying as cash flow hedges were designated as single-purpose cash flow hedges of forecasted cash flows.  Based on our formal assessment of hedge effectiveness of our qualifying foreign currency forward contracts, we determined that the impact of hedge ineffectiveness was de minimis for the quarters and nine months ended September 30, 2016 and September 25, 2015.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

15.  Derivative Financial Instruments (continued)

Certain of our derivative instruments contain provisions that require the current credit relationship between us and our counterparty to be maintained throughout the term of the derivative instruments.  If that credit relationship changes, certain provisions could be triggered, and the counterparty could request immediate collateralization of derivative instruments in net liability position above a certain threshold.  As of September 30, 2016, the aggregate fair value of all derivative instruments with a credit-risk-related contingent feature was $1.8 million. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2016, we would not be required to post collateral to our counterparty because the collateralization threshold had not been met.

We had the following outstanding foreign currency forward contracts as of September 30, 2016:

Foreign currency contracts qualifying as cash flow hedges:	Notional amount
Euro	EUR	51.3	million
Japanese yen	JPY	1,127.5	million
Philippine peso	PHP	376.7	million
Korean Won	KRW	18,900.0	million

The following table reflects the fair values of derivative instruments, all of which are designated as Level 2 of the fair value hierarchy, as of September 30, 2016 and January 1, 2016 (U.S. dollars in millions):

Derivatives designated as hedging instruments (1)
	Foreign exchange contracts
Balance Sheet location:	September 30, 2016 (2)	January 1, 2016
Asset derivatives:
Prepaid expenses and other current assets	$2.4	$11.9
Total asset derivatives	$2.4	$11.9

Liability derivatives:
Accounts payable and accrued expenses	$1.8	$—
Total liability derivatives	$1.8	$—

(1) See Note 16, "Fair Value Measurements", for fair value disclosures.
(2) We expect that $0.6 million of the net fair value of hedges recognized as a gain in accumulated other comprehensive income ("AOCI") will be transferred to earnings during the next 12 months, along with the earnings effect of the related forecasted transactions.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

15.  Derivative Financial Instruments (continued)

The following table reflects the effect of derivative instruments on the Consolidated Statements of Income for the quarters and nine months ended September 30, 2016 and September 25, 2015 (U.S. dollars in millions):

Derivatives in effective cash flow hedging relationships	Amount of gain (Loss) recognized in other comprehensive income on derivatives (effective portion)		Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) reclassified from AOCI into income (effective portion)
	Quarter ended			Quarter ended
	September 30, 2016	September 25, 2015		September 30, 2016	September 25, 2015
Foreign exchange contracts	$(1.5)	$(7.5)	Net sales	$(1.0)	$8.3
Foreign exchange contracts	(0.3)	—	Cost of products sold	0.2	0.4
Total	$(1.8)	$(7.5)		$(0.8)	$8.7

	Nine months ended			Nine months ended
	September 30, 2016	September 25, 2015		September 30, 2016	September 25, 2015
Foreign exchange contracts	$(11.5)	$(7.7)	Net sales	$3.6	$28.5
Foreign exchange contracts	0.1	0.2	Cost of products sold	0.2	0.3
Total	$(11.4)	$(7.5)		$3.8	$28.8

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

16.  Fair Value Measurements (continued)

Derivative Instruments

We may choose to mitigate the risk of fluctuations in currency exchange rates on our results of operations and financial condition by entering into foreign currency cash flow hedges.  We account for the fair value of the related forward contracts as prepaid expenses and other current assets, other noncurrent assets, accounts payable and accrued expenses or other noncurrent liabilities.  We use an income approach to value our outstanding foreign currency and bunker fuel cash flow hedges.  An income approach consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contract using current market information as of the measurement date such as foreign currency and bunker fuel spot and forward rates.  Additionally, we built an element of default risk based on observable inputs into the fair value calculation. Due to the fact that inputs to fair value these derivative instruments can be observed, they are classified as Level 2.

The following table provides a summary of the fair values of assets and liabilities measured on a recurring basis under the ASC on “Fair Value Measurements and Disclosures” (U.S. dollars in millions):

Fair value measurements
Foreign currency forward contracts, net asset
	September 30, 2016	January 1, 2016
Quoted prices in active markets for identical assets (Level 1)	$—	$—
Significant observable inputs (Level 2)	0.6	11.9
Significant unobservable inputs (Level 3)	—	—

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

	Fair value measurements for the nine months ended September 30, 2016
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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

16.  Fair Value Measurements (continued)

The prepared food reporting unit's results were lower than expected for the quarter and nine months ended September 30, 2016. Accordingly, we identified indicators of impairment on the prepared reporting unit's trade names and trademarks. As a result, we estimated that the fair value exceeded the carrying value by approximately 1% and there was no impairment of the trade names and trademarks during the period. The fair value of the prepared food unit's trade names and trademarks is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets. If there is continued decline in the underlying results, it may result in an impairment of the prepared food reporting unit's trade names and trademarks. We also disclosed the sensitivity related to the prepared food unit's trade names and trademarks in our annual financial statements included in our Annual Report on Form 10-K for the year ended January 1, 2016.

17.  Accumulated Other Comprehensive (Loss) Income

The following table includes the changes in accumulated other comprehensive (loss) income attributable to U.S. by component under the ASC on “Comprehensive Income” (U.S. dollars in millions):

	Changes in accumulated other comprehensive (loss) income by component (1)
	Nine months ended September 30, 2016
	Changes in fair value of effective cash flow hedges	Foreign currency translation adjustment		Retirement benefit adjustment		Total

Balance at January 1, 2016	$11.9	$(14.8)		$(20.1)		$(23.0)
Other comprehensive (loss) income
before reclassifications	(7.5)	1.5	(2)	(0.6)		(6.6)
Amounts reclassified from accumulated
other comprehensive (loss) income	(3.8)	—		0.9		(2.9)
Net current period other comprehensive
(loss) income	(11.4)	1.7		0.3		(9.4)
Balance at September 30, 2016	$0.6	$(13.3)		$(19.8)		$(32.5)

	Nine months ended September 25, 2015
Balance at December 26, 2014	$25.2	$(0.8)		$(21.8)		$2.6
Other comprehensive income (loss)
before reclassifications	21.3	(10.6)	(2)	(0.2)	(3)	10.5
Amounts reclassified from accumulated
other comprehensive (loss) income	(28.8)	—		1.2		(27.6)
Net current period other comprehensive
(loss) income	(7.5)	(10.6)		1.0		(17.1)
Balance at September 25, 2015	$17.7	$(11.4)		$(20.8)		$(14.5)

(1) All amounts are net of tax and noncontrolling interest.
(2) Includes a gain of $6.8 million for the nine months ended September 30, 2016 and a loss of $3.5 million for the nine months ended September 25, 2015 on intra-entity foreign currency transactions that are of a long-term-investment nature; also includes a gain of $0.3 million for the nine months ended September 30, 2016 and a loss of $1.1 million the nine months ended September 25, 2015 related to noncontrolling interest.
(3) Includes a loss of $0.1 million of noncontrolling interest related to retirement benefits adjustment for the nine months ended September 25, 2015.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

17.  Accumulated Other Comprehensive (Loss) Income (continued)

The following table includes details about amounts reclassified from accumulated other comprehensive (loss) income by component
(U.S. dollars in millions):

	September 30, 2016		September 25, 2015
	Amount reclassified from accumulated other comprehensive (loss) income
Details about accumulated other comprehensive (loss) income components	Quarter ended	Nine months ended	Quarter ended	Nine months ended	Affected line item in the statement where net income is present
Changes in fair value of effective cash flow hedges:
Foreign currency cash flow hedges	$1.0	$(3.6)	$(8.3)	$(28.5)	Sales
Foreign currency cash flow hedges	(0.2)	(0.2)	(0.4)	(0.3)	Cost of sales
Total	$0.8	$(3.8)	$(8.7)	$(28.8)

Amortization of retirement benefits:
Actuarial losses	$0.1	$0.3	$0.1	$0.9	Selling, general and administrative expenses
Actuarial losses	0.2	0.6	0.3	0.3	Cost of sales
Total	$0.3	$0.9	$0.4	$1.2

18.  Shareholders’ Equity

Our shareholders have authorized 50,000,000 preferred shares at $0.01 par value, of which none are issued or outstanding, and 200,000,000 ordinary shares of common stock at $0.01 par value, of which 51,804,173 are issued and outstanding at September 30, 2016.

Ordinary share activity is summarized as follows:

	Nine months ended
	September 30, 2016	September 25, 2015
Ordinary shares issued (retired) as a result of:
Stock option exercises	417,153	1,207,919
Restricted stock grants	22,946	21,875
Restricted and performance stock units	493,644	238,974
Ordinary shares repurchased and retired	(1,672,535)	(2,777,840)

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

18.  Shareholders’ Equity (continued)

On July 29, 2015, our Board of Directors approved a three-year stock repurchase program of up to $300 million of our ordinary shares, in addition to the three-year stock repurchase program to repurchase up to $300 million of our ordinary shares approved on May 1, 2013. We have repurchased $358.7 million of ordinary shares, or 10,742,746 ordinary shares, under the aforementioned repurchase programs and retired all the repurchased shares. The stock repurchase program approved on May 1, 2013 has been fully utilized as of September 30, 2016. We have a maximum dollar amount value of $241.3 million of shares that we can purchase under the stock repurchase program approved on July 29, 2015.

Subsequent to the quarter ended September 30, 2016 no ordinary shares were repurchased.

Dividend activity is summarized as follows:

Nine months ended
September 30, 2016		September 25, 2015
Dividend Date	Cash Dividend Declared, per Ordinary Share	Dividend Date	Cash Dividend Declared, per Ordinary Share
September 9, 2016	0.150	September 4, 2015	0.125
June 3, 2016	$0.125	May 29, 2015	$0.125
April 1, 2016	$0.125	March 27, 2015	$0.125

We paid dividends of $20.5 million in the nine months ended September 30, 2016 and $19.7 million in the nine months ended September 25, 2015.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are one of the world’s leading vertically integrated producers, marketers and distributors of high-quality fresh and fresh-cut fruit and vegetables, as well as a leading producer and marketer of prepared fruit and vegetables, juices, beverages and snacks in Europe, Africa, the Middle East and countries formerly part of the Soviet Union. We market our products worldwide under the DEL MONTE® brand, a symbol of product innovation, quality, freshness and reliability since 1892. Our global sourcing and logistics system allows us to provide regular delivery of consistently high-quality produce and value-added services to our customers. Our major producing operations are located in North, Central and South America, Asia and Africa. Production operations are aggregated on the basis of our products: bananas, other fresh produce and prepared food.  Other fresh produce includes pineapples, melons, tomatoes, avocados, non-tropical fruit (including grapes, apples, pears, peaches, plums, nectarines, citrus, kiwis and blueberries), fresh-cut produce, other fruit and vegetables, a plastic products business and a third-party ocean freight service. Prepared food includes prepared fruit and vegetables, juices, beverages, snacks, poultry and meat products.

Liquidity and Capital Resources

Net cash provided by operating activities was $333.6 million for the first nine months of 2016 compared with net cash provided by operating activities of $238.2 million for the first nine months of 2015, an increase of $95.4 million.  The increase in net cash provided by operating activities was principally attributable to higher net income combined with changes in operating assets and liabilities.

Working capital was $557.9 million at September 30, 2016 compared with $604.0 million at January 1, 2016 a decrease of $46.1 million. This decrease in working capital is principally due to lower levels of fresh produce inventory, lower prepaid expenses and other current assets and higher taxes payable. Partially offsetting these decreases were lower accounts payable and accrued expenses, primarily as a result of lower cost of sales.

Net cash used in investing activities for the first nine months of 2016 was $94.5 million compared with $83.9 million for the first nine months of 2015. Net cash used in investing activities for the first nine months of 2016 consisted of capital expenditures of $98.4 million and purchase of a business for $7.1 million, partially offset by proceeds from sales of property, plant and equipment of $11.0 million. Capital expenditures for the first nine months of 2016 consisted primarily of expansion of our distribution and fresh-cut fruit facilities in North America, Asia and Europe related to the other fresh produce and banana segments; expansion and improvements to our banana operations in the Philippines and Central America; expansion and improvements to our manufacturing facilities in the Middle East and Kenya related to the prepared food and other fresh produce segments; and expansion and improvements to production facilities in Costa Rica and Chile in the other fresh produce segment. Purchase of a business consisted of the purchase of a blueberry farm in Chile. Proceeds from sale of property, plant and equipment for the first nine months of 2016 consisted primarily of the sale of surplus land in Central and South America and the sale of a refrigerated vessel and other surplus equipment.

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

Net cash used in financing activities for the first nine months of 2016 was $240.2 million compared with net cash used in financing activities of $156.0 million for the first nine months of 2015. Net cash used in financing activities for the first nine months of 2016 consisted of net repayments on long-term debt of $118.8 million, purchase of noncontrolling interest of $45.0 million, distributions to noncontrolling interest, net, of $0.5 million, dividends paid of $20.5 million, and repurchase and retirement of ordinary shares of $68.7 million, partially offset by proceeds from stock options exercised of $10.7 million and excess tax benefits from stock-based compensation of $2.6 million. Purchase of noncontrolling interest of $45.0 million relates to our purchase on April 28, 2016, of the the remaining 60% interest in one of our pineapple producers, which was paid using operating cash flows and available borrowings under the Credit Facility.

Net cash used in financing activities for the first nine months of 2015 consisted of net repayments on long-term debt of $55.4 million, distributions to non-controlling interest,net of $1.8 million, dividends paid of $19.7 million and repurchase and retirement of ordinary shares of $112.8 million and partially offset by proceeds from stock options exercised of $32.6 million and excess tax benefit from stock-based compensation of $1.1 million.

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

At September 30, 2016, we had $136.4 million outstanding under the Credit Facility bearing interest at a per annum rate of 1.55%.  In addition, we pay a fee on unused commitments under the Credit Facility.

The Credit Facility is unsecured as long as we maintain a certain leverage ratio and also requires us to comply with certain financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers. As of September 30, 2016, we were in compliance with all of the financial and other covenants contained in the Credit Facility.

At September 30, 2016, we had $686.3 million available under committed working capital facilities, primarily under the Credit Facility. At September 30, 2016, we applied $11.5 million to the Rabobank letter of credit facility, in respect of certain contingent obligations and other governmental agencies and purchases of equipment and raw material guarantees and other trade related letters of credit.  We also had $15.6 million in other letters of credit and bank guarantees not included in the Rabobank or Bank of America letter of credit facilities.

As of September 30, 2016, we had $137.6 million of long-term debt and capital lease obligations, including the current portion, consisting of $136.4 million outstanding under the Credit Facility and $1.2 million of capital lease obligations.

Based on our operating plan, combined with our available borrowing capacity under our Credit Facility, we believe we will have sufficient resources to meet our cash obligations in the foreseeable future.

As of September 30, 2016, we had cash and cash equivalents of $23.2 million.

Primarily as a result of the closure of distribution centers and restructuring in Europe in previous periods, we paid approximately $0.4 million in contractual obligations during the first nine months of 2016. We expect to make additional payments of approximately $1.5 million principally related to the closure of certain facilities in the United Kingdom.

The fair value of our foreign currency cash flow hedges changed from a net gain of $11.9 million as of January 1, 2016, to a net gain of $0.6 million as of September 30, 2016. We expect that a gain of $0.6 million will be transferred to earnings during the next 12 months, along with the earnings effect of the related forecasted transactions.

Results of Operations

The following tables present for each of the periods indicated (i) net sales by geographic region and (ii) net sales and gross profit by product category, and in each case, the percentage of the total represented thereby (U.S. dollars in millions, except percent data):

Net sales by geographic region:

	Quarter ended				Nine months ended
	September 30, 2016		September 25, 2015		September 30, 2016		September 25, 2015
North America	$528.0	55%	$528.2	56%	$1,694.1	55%	$1,707.5	55%
Europe	156.0	16%	156.6	17%	519.7	17%	547.2	18%
Middle East	139.0	15%	140.8	15%	424.1	14%	424.0	14%
Asia	112.6	12%	96.5	10%	367.7	12%	340.5	11%
Other	14.6	2%	14.0	2%	51.3	2%	59.4	2%
Total	$950.2	100%	$936.1	100%	$3,056.9	100%	$3,078.6	100%

Product net sales and gross profit:

	Quarter ended
	September 30, 2016				September 25, 2015
	Net Sales		Gross Profit		Net Sales		Gross Profit
Banana	$424.4	45%	$39.6	33%	$425.2	45%	$20.6	25%
Other fresh produce	433.6	46%	62.0	52%	420.3	45%	48.9	59%
Prepared food	92.2	9%	17.2	15%	90.6	10%	13.8	16%
Totals	$950.2	100%	$118.8	100%	$936.1	100%	$83.3	100%

	Nine months ended
	September 30, 2016				September 25, 2015
	Net Sales		Gross Profit		Net Sales		Gross Profit
Banana	$1,380.4	45%	$154.9	38%	$1,393.3	45%	$101.3	34%
Other fresh produce	1,411.3	46%	199.0	49%	1,408.6	46%	154.5	52%
Prepared food	265.2	9%	51.0	13%	276.7	9%	41.9	14%
Totals	$3,056.9	100%	$404.9	100%	$3,078.6	100%	$297.7	100%

Third Quarter 2016 Compared with Third Quarter of 2015

Net Sales. Net sales for the third quarter of 2016 were $950.2 million compared with $936.1 million for the third quarter of 2015. The increase in net sales of $14.1 million was principally attributable to higher net sales in our other fresh produce and prepared food business segments, partially offset by a slight reduction in net sales in our banana segment.

•
Net sales in the other fresh produce segment increased $13.3 million, principally as a result of higher net sales of avocados, fresh-cut products and pineapples, partially offset by lower net sales of non-tropical fruit, tomatoes and melons.

◦	Net sales of avocados increased principally due to higher per unit sales prices in North America primarily as a result of lower industry supplies and high customer demand.

◦
Net sales of fresh-cut products increased due to higher worldwide sales volumes primarily as a result of increased customer demand in all regions combined with higher per unit sales prices in Asia and North America.

◦
Net sales of pineapples increased due to higher sales volumes in North America and higher per unit sales prices in Europe and the Middle East, partially offset by lower sales volumes in Asia, the Middle East and Europe. Contributing to the lower sales volumes in Asia and the Middle East were unfavorable weather conditions in our Philippines production area. Worldwide pineapple sales volume decreased 3%.

◦	Net sales of non tropical fruit decreased principally due to lower net sales of grapes in North America and the Middle East as a result of lower supplies from Chile.

◦	Net sales of tomatoes decreased due to a planned reduction of planted acreage in our Virginia operation during the summer growing season.

◦	Net sales of melons decreased due to lower production volumes in our Arizona production operation combined with lower per unit sales prices as a result of increased competition.

•
Net sales in the prepared food segment increased $1.6 million principally due to higher pricing of industrial pineapple products combined with higher sales volume of canned deciduous fruit. Partially offsetting these increases were lower net sales in our our poultry business in Jordan as a result of increased competition.

•
Net sales of bananas decreased by $0.8 million principally due to lower net sales in Europe and North America, partially offset by higher net sales in the Middle East and Asia. Worldwide banana sales volume decreased 2%.

◦	North America banana net sales decreased primarily as a result of lower sales volumes principally due to lower industry volumes and increased competition.

◦	Europe banana net sales decreased due to lower per unit sales prices and lower sales volume principally as a result of increased competition and unfavorable GBP and Euro exchange rates.

◦
Asia banana net sales increased due to higher per unit sales prices as a result of lower industry supplies combined with higher sales volumes primarily as a result of increased shipments from Central America.

◦	Middle East banana net sales increased due to higher sales volume resulting from an expanded customer base, partially offset by lower per unit sales prices.

Cost of Products Sold.  Cost of products sold was $831.4 million for the third quarter of 2016 compared with $852.8 million for the third quarter of 2015, a decrease of $21.4 million.  This decrease was primarily attributable to lower transportation cost combined with lower banana fruit cost and lower production cost in the prepared food segment. Also, contributing to the decrease in cost of product sold was a 2% reduction in total sales volumes.

Gross Profit. Gross profit was $118.8 million for the third quarter of 2016 compared with $83.3 million for the third quarter of 2015, an increase of $35.5 million.  This increase was attributable to higher gross profit in all of our business segments.

•
Gross profit in the banana segment increased $19.0 million primarily due to lower per unit costs and higher per unit selling prices in Asia. Partially offsetting these increases in banana gross profit were lower per unit sales prices in the Middle East and Europe. Lower per unit costs was principally due to lower fruit cost and lower transportation cost. Worldwide banana per unit sales prices increased 2%, and per unit costs decreased 3%.

•	Gross profit in the other fresh produce segment increased $13.1 million principally due to higher gross profit on pineapples and fresh-cut products.

◦
Gross profit on pineapples increased principally due to higher selling prices in Europe, Asia and the Middle East combined with lower transportation cost. Worldwide pineapple per unit sales prices increased 6% and per unit costs decreased 3%.

◦	Gross profit on fresh-cut products increased principally as a result of higher sales volumes in all regions combined with lower transportation cost and lower fruit cost.

•
Gross profit in the prepared food segment increased by $3.4 million principally as a result of higher sales prices on industrial pineapple products and canned pineapple primarily due to favorable market conditions. Also, contributing to the increase in gross profit were lower per unit cost on canned pineapples. Partially offsetting these increases were lower gross profit in our Jordanian poultry business primarily as a result of lower selling prices due to increased competition.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $1.3 million from $47.7 million in the third quarter of 2015 to $49.0 million for the third quarter of 2016. The increase was principally due to higher executive compensation as a result of increased earnings and higher stock price combined with higher professional fees.

Loss (Gain) on Disposal of Property, Plant and Equipment, Net. The loss on disposal of property, plant and equipment, net, of $0.7 million during the third quarter of 2016 was principally related to the sale of a refrigerated vessel and other surplus equipment. The gain on disposal of property, plant and equipment of $(0.3) million during the third quarter of 2015 was due to the sale of other surplus equipment.

Asset Impairment and Other Charges, Net. Asset impairment and other charges, net, was $25.0 million during the third quarter of 2016 as compared with $1.5 million during the third quarter of 2015.

Asset impairment and other charges, net, for the third quarter of 2016 were:

•	$18.7 million in compensatory expense related to the President/COO's transition comprised of:

◦	Cash payments, primarily to be paid during the fourth quarter, of $5.0 million in severance plus $4.0 million in tax gross up and $0.8 million in accelerated fourth quarter bonus,
◦$3.0 million related to a 50,000 share grant; and
◦$5.9 million of share based payments accelerated due to termination;

•
$2.6 million in goodwill impairment representing 100% of the goodwill associated with the poultry business in Jordan in the prepared food segment. This impairment was principally due to underperformance;

•	$2.4 million in asset impairments and other charges related to drought conditions in Brazil and our decision to abandon certain banana growing areas;

•	$0.6 million in asset impairment related to underutilized assets in Central America in the banana segment; and

•	$0.7 million in contract termination charges related to an underutilized facility in the United Kingdom principally related to the banana segment.

 Asset impairment and other charges, net, for the third quarter of 2015 were:

•	$1.0 million related to an impairment of assets held for sale in Guatemala in the banana segment; and

•	$0.5 million of additional other charges for clean-up costs related to damages incurred during the second quarter of 2015 as the result of floods in Chile affecting non-tropical fruit operations.

Operating Income.  Operating income for the third quarter of 2016 increased by $9.7 million from $34.4 million in the third quarter of 2015 to $44.1 million for the third quarter of 2016. This increase was due to higher gross profit, partially offset by higher selling, general and administrative expenses, a loss on disposal of property, plant and equipment and higher asset impairments and other charges, net.

Interest Expense.  Interest expense was $0.5 million for the third quarter of 2016 as compared with $0.7 million for the third quarter of 2015. The decrease was primarily due to lower average loan balances.

Other Expense (Income), Net.  Other expense (income), net, was an expense of $2.0 million for the third quarter of 2016 as compared with an income of $(1.3) million for the third quarter of 2015. The change in other income (expense), net, of $3.3 million was principally attributable to foreign exchange losses during the third quarter of 2016 as compared with foreign exchange gains during the third quarter of 2015.

Provision for Income Taxes. Provision for income taxes was $5.6 million for the third quarter of 2016 compared to $5.4 million for the third quarter of 2015. The increase in the provision for income taxes of $0.2 million is primarily due to higher earnings.

First Nine Months of 2016 Compared with First Nine Months of 2015
Net Sales. Net sales for the first nine months of 2016 were $3,056.9 million compared with $3,078.6 million for the first nine months of 2015. The decrease in net sales of $21.7 million is due to lower net sales in our banana and prepared food segments, partially offset by higher net sales in our other fresh produce segment.

•
Net sales of bananas decreased by $12.9 million principally due to lower sales net sales in Europe and North America, partially offset by higher net sales in Asia and the Middle East. Worldwide banana sales volume decreased by 2%.

◦
Europe net sales decreased due to lower sales volume principally as a result of the loss of customers in Northern Europe and due to competition combined with lower industry volumes. Also, contributing to the decrease in net sales were lower per unit sales prices primarily a result of a unfavorable GBP and Euro exchange rates.

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

•
Net sales in the prepared food segment decreased $11.5 million principally due to lower per unit sales prices in our poultry business in Jordan as a result of increased competition. Also, contributing to the decrease in net sales in our prepared food segment were lower sales volume of canned pineapple principally as a result of decreased production in our Kenya operations and lower sales volumes of beverage products principally due to lower customer demand. Partially offsetting these decreases in net sales were higher pricing of industrial products, higher sales volume of canned deciduous fruit and new prepared food products in the Middle East market.

•
Net sales in the other fresh produce segment increased $2.7 million principally as a result of higher net sales of fresh-cut products, avocados and plantains, partially offset by lower net sales of non-tropical fruit, pineapples and tomatoes.

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

◦
Net sales of non-tropical fruit decreased primarily due to lower sales volumes of grapes in Asia and North America principally as a result of lower supplies from Chile. Also, contributing to the decrease in net sales were lower sales volumes of stonefruit in all markets and lower sales volume of apples in the Middle East.

◦
Net sales of pineapples decreased due to lower sales volumes primarily as a result of unfavorable weather conditions in our Costa Rica and Philippines production areas. Partially offsetting the lower sales volumes were higher per unit sales prices in all of our regions. Worldwide pineapple sales volume decreased 9%.

◦
Net sales of tomatoes decreased due to a planned reduction of planted acreage in our Florida and Virginia operations, partially offset by higher per unit selling prices. Higher per unit selling prices was primarily the result of a higher percentage of our tomato net sales comprised of re-pack tomatoes which command higher selling prices.

Cost of Products Sold. Cost of products sold was $2,652.0 million for the first nine months of 2016 compared with $2,780.9 million million for the first nine months of 2015, a decrease of $128.9 million. This decrease was primarily attributable to lower transportation costs, lower banana fruit cost and lower production cost in the prepared food segment. Also, contributing to the decrease in cost of product sold was a 3% reduction in total sales volumes.
Gross Profit. Gross profit was $404.9 million for the first nine months of 2016 compared with $297.7 million for the first nine months of 2015, an increase of $107.2 million. This increase was attributable to higher gross profit in all of our business segments.

•
Gross profit in the banana segment increased by $53.6 million principally due to lower fruit cost combined with lower transportation cost. Worldwide banana per unit sales prices increased 1% and per unit cost decreased 3%.

•
Gross profit in the other fresh produce segment increased $44.5 million principally due to higher gross profit on fresh-cut products, non-tropical fruit, tomatoes and pineapples, partially offset by lower gross profit on melons.

◦
Gross profit fresh-cut products increased principally due to higher sales prices and sales volumes in North America and Asia combined with higher sales volume in Europe. Also, contributing to the increase in gross profit on fresh-cut products were lower per unit costs in Europe, principally as a result of improved efficiency. Partially offsetting these increase in gross profit were lower per unit selling prices in Europe and the Middle East.

◦
Gross profit on tomatoes improved principally due to higher per unit selling prices for the re-pack tomato business combined with the absence of quality problems that we incurred in our Florida growing operations during 2015.

◦	Gross profit on non-tropical fruit increased due to higher selling prices of grapes in North America primarily as a result of low industry volumes.

◦	Gross profit on melons decreased due to lower per unit selling prices in North America primarily as a result of higher industry volumes and increased competition.

•
Gross profit in the prepared food segment increased by $9.1 million principally due to higher gross profit on pineapple products as a result of higher sales prices on industrial pineapple products and canned pineapple primarily due to favorable market conditions combined with lower costs. Partially offsetting these increases were lower gross profit in our Jordanian poultry business primarily as a result of lower selling prices due to increased competition.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $7.1 million from $133.5 million for the first nine months of 2015 to $140.6 million for the first nine months of 2016. The increase was principally due to higher executive compensation as a result of increased earnings and higher stock price combined with higher professional fees and increased information technology costs.
Loss (Gain) on Disposal of Property, Plant and Equipment, Net. The loss (gain) on disposal of property, plant and equipment, net, was $(5.1) million during the first nine months of 2016 and consisted primarily of gains on the sale of surplus land in Central and South America, partially offset by by the disposal of low-yielding banana plants in Costa Rica and Guatemala in order to replant and improve productivity and a loss on the sale of a refrigerated vessel. During the first nine months of 2015, the gain on disposal of property, plant and equipment of $(2.5) million consisted primarily of the sales of two refrigerated vessels.
Asset Impairment and Other Charges, Net. Asset impairment and other charges, net, was $28.1 million during the first nine months of 2016 as compared with $2.4 million during the first nine months of 2015.
Asset impairments and other charges (credits), net, for the first nine months of 2016 were:

•	$18.7 million in compensatory expense related to the President/COO's transition comprised of:

◦	Cash payments, primarily to be paid during the fourth quarter, of $5.0 million in severance plus $4.0 million in tax gross up and $0.8 million in accelerated fourth quarter bonus,
◦$3.0 million related to a 50,000 share grant; and
◦$5.9 million of share based payments accelerated due to termination;

•
$2.6 million in goodwill impairment representing 100% of the goodwill associated with the poultry business in Jordan in the prepared food segment. This impairment was principally due to underperformance;

•	$2.5 million in asset impairment due to our decision to convert a banana plantation in the Philippines to a pineapple plantation during the next three years;

•	$2.4 million in asset impairments and other charges related to drought conditions in Brazil and our decision to abandon certain banana growing areas;

•	$0.7 million in contract termination charges related to an underutilized facility in the United Kingdom principally related to the banana segment; and

•	$1.2 million in impairment charges related to underutilized assets in Central America in the banana segment.

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

Operating Income. Operating income increased by $77.0 million from $164.3 million in the first nine months of 2015 to $241.3 million for the first nine months of 2016. The increase in operating income was due to higher gross profit and higher gain on disposal of property, plant and equipment, partially offset by higher selling, general and administrative expenses and higher asset impairment and other charges, net.
Interest Expense. Interest expense decreased by $0.6 million from $3.3 million for the first nine months of 2015 to $2.7 million for the first nine months of 2016 principally due to lower average debt balances.

Other Expense (Income), Net. Other expense (income), net, was income of $(1.3) million for the first nine months of 2016 as compared with expense of $4.7 million for the first nine months of 2015. The change in other expense (income), net, of $6.0 million is principally attributable to foreign exchange income during the first nine months of 2016 as compared with foreign exchange losses during the first nine months of 2015.

Provision for Income Taxes. Provision for income taxes was $25.4 million for the first nine months of 2016 as compared with $16.8 million for the first nine months of 2015. The increase in the provision for income taxes of $8.6 million is primarily due to higher earnings.
Fair Value Measurements

Potential impairment exists if the fair value of a reporting unit to which goodwill has been allocated is less than the carrying value of the reporting unit. The amount of the impairment to recognize, if any, is calculated as the amount by which the carrying value of goodwill exceeds its implied value. Future changes in the estimates used to conduct the impairment review, including revenue projection, market values and changes in the discount rate used, could cause the analysis to indicate that our goodwill or trademarks are impaired in subsequent periods and result in a write-off of a portion or all of goodwill or trade names and trademarks. The discount rate used is based on independently calculated risks, our capital mix and an estimated market risk premium.

The prepared food reporting unit's results were lower than expected for the quarter and nine months ended September 30, 2016. Accordingly, we identified indicators of impairment on the prepared reporting unit's trade names and trademarks. As a result, we estimated that the fair value exceeded the carrying value by approximately 1% and there was no impairment of the trade names and trademarks during the period. The fair value of the prepared food reporting unit's trademarks is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets. If we are unable to recover from challenging economic conditions in Europe and we fail to meet our current expectations, the prepared food reporting unit's trade names and trademarks may be at risk for future impairment.   We also disclosed the sensitivities related to the prepared food reporting unit’s trade names and trademarks in our annual financial statements included in our Annual Report on Form 10-K for the year ended January 1, 2016.

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

Item 4.        Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

See Note 11, “Commitments and Contingencies”, to the Consolidated Financial Statements, Part I, Item 1 included herein.

Item 1A.        Risk Factors

“Item 1A. Risk Factors” of our Form 10-K for the year ended January 1, 2016 and Part II, Item 1A of our Form 10-Q for the quarter ended July 1, 2016 include discussions of our risk factors. There have been no material changes from the risk factors described in our Form 10-K and that form 10-Q.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our purchases of ordinary shares during the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
July 2, 2016 through July 29, 2016	—	$—	—	$241,294,101
July 30, 2016 through August 26, 2016	—	$—	—	$241,294,101
August 27, 2016 through September 30, 2016	—	$—	—	$241,294,101
Total	—	$—	—	$241,294,101

(1)	On July 29, 2015, our Board of Directors approved a three-year stock repurchase program of up to $300 million of our ordinary shares.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 6.        Exhibits

10.1*
Separation and Release Agreement dated as of September 26, 2016, between Fresh Del Monte Produce Inc. and Hani El-Naffy (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 30, 2016).

10.2*
Consulting Agreement dated as of September 26, 2016, between Fresh Del Monte Produce Inc. and Hani El-Naffy (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 30, 2016).

31.1**	Certification of Chief Executive Officer filed pursuant to 17 CFR 240.13a-14(a).

31.2**	Certification of Chief Financial Officer filed pursuant to 17 CFR 240.13a-14(a).

32**	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 17 CFR 240.13a-14(b) and 18 U.S.C. Section 1350.

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.
_____________________

*	Management contract or compensatory plan or arrangement.

**	Filed herewith.

***
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2016 and January 1, 2016, (ii) Consolidated Statements of Income for the quarters and nine months ended September 30, 2016 and September 25, 2015, (iii) Consolidated Statements of Comprehensive Income for the quarters and nine months ended September 30, 2016 and September 25, 2015, (iv) Consolidated Statement of Cash Flows for the nine months ended September 30, 2016 and September 25, 2015 and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fresh Del Monte Produce Inc.

Date:	November 1, 2016	By:	/s/ Hani El-Naffy
Hani El-Naffy
President & Chief Operating Officer

		By:	/s/ Richard Contreras
Richard Contreras
Senior Vice President & Chief Financial Officer