Form 10-K
period 2016-12-30
FRESH DEL MONTE PRODUCE INC
filed 2017-02-21
CIK 1047340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2016

 OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 1-14706

FRESH DEL MONTE PRODUCE INC.
(Exact Name of Registrant as Specified in Its Charter)

The Cayman Islands	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S Employer Identification No.)

c/o Intertrust SPV (Cayman) Limited 190 Elgin Avenue George Town, Grand Cayman, KY1-9005 Cayman Islands	N/A
(Address of Registrant’s Principal Executive Offices)	(Zip Code)
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

 Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐ No   ☒

The aggregate market value of Ordinary Shares held by non-affiliates at July 1, 2016, the last business day of the registrant’s most recently completed second quarter, and was $1,777,243,901 based on the number of shares held by non-affiliates of the registrant and the reported closing price of Ordinary Shares on July 1, 2016 of $54.02.

As of February 10, 2017, there were 51,271,200 ordinary shares of Fresh Del Monte Produce Inc. issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the 2017 Annual General Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year are incorporated by reference in Part III of this report.

Forward-Looking Statements

     In this Annual Report (the “Report”), references to “$” and “dollars” are to United States dollars. References in this Report to "Fresh Del Monte", “we”, “our” and “us” refer to Fresh Del Monte Produce Inc. and its subsidiaries, unless the context indicates otherwise. Percentages and certain amounts contained herein have been rounded for ease of presentation. Any discrepancies in any table between totals and the sums of amounts listed are due to rounding. As used herein, references to our results for 2014, 2015 and 2016 or for the years ended 2014, 2015 and 2016 are to fiscal years ended December 26, 2014, January 1, 2016 and December 30, 2016, respectively.

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

History and Development of Fresh Del Monte

Our legal name is Fresh Del Monte Produce Inc., and our commercial name is Del Monte Fresh Produce. We are an exempted holding company, incorporated under the laws of the Cayman Islands on August 29, 1996. At December 30, 2016, the close of our most recent fiscal year, members of the Abu-Ghazaleh family directly owned approximately 35.6% of our outstanding Ordinary Shares.

Our principal executive office is located at 190 Elgin Avenue, George Town, Grand Cayman, KY1-9005, Cayman Islands. The address of our U.S. executive office is Del Monte Fresh Produce Company, 241 Sevilla Avenue, Coral Gables, Florida 33134. Our telephone number at our U.S. executive office is (305) 520-8400. Our Internet address is http://www.freshdelmonte.com. The electronic version of this Annual Report on Form 10-K, along with other information about us, our operations and our results and other documents filed with the Securities and Exchange Commission (“SEC”) can be found on our Web site. Information on our Web site is not a part of this Report on Form 10-K.

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

On April 28, 2016, we acquired the remaining 60% noncontrolling interest in one of our Del Monte Gold® Extra Sweet pineapple producers for $45.0 million in cash. The purchase of the noncontrolling interest in this pineapple producer allows us to take management control and facilitates its expansion and integration with our operations and improve efficiency.

During June 2016, we purchased a blueberry farm in Chile of approximately 320 acres, which includes agricultural production land, packing houses and farm equipment. The purchase price for this business was $7.1 million. During November and December 2016, we also acquired two apple and grape farms in Chile for approximately $3.5 million. These three non-tropical fruit acquisitions allow us to increase our company-owned production and improve the efficiency of our operation.

Our capital expenditures totaled $146.7 million in 2016. Approximately $75.7 million of our 2016 capital expenditures were related to the banana segment. Banana segment capital expenditures consisted primarily of approximately $34.8 million for expansion of our production operations in the Philippines and approximately $20.8 million for expansion and improvements to our production operations in Central America and Brazil. The remainder of our banana segment capital expenditures of approximately $20.1 million were principally for a new distribution center in South Korea and additional ripening room capacity and other improvements to our distribution centers in North America and the Middle East, including information technology expenditures. Approximately $63.1 million of our 2016 capital expenditures were related to the other fresh produce segment. This consisted principally of $23.6 million for expansion of pineapple operations in Costa Rica and the Philippines and $12.0 million for expansion and improvements to our non-tropical fruit operation in Chile. Also, included in our capital expenditures for the other fresh produce segment in 2016 were approximately $22.5 million for expansion and improvements to our fresh-cut operation and distribution facilities in North America and the Middle East and a new tomato operation in Jordan and approximately $5.0 million for new fresh-cut operations in France and South Korea. Approximately $7.9 million of our 2016 capital expenditures were related to our prepared food segment, consisting principally of improvements to our production facilities in Kenya and the Middle East.

Our capital expenditures totaled $131.6 million in 2015. Approximately $59.1 million of our 2015 capital expenditures were related to the banana segment. Banana segment capital expenditures consisted primarily of approximately $26.1 million for improvements and expansion of our production operations in Central America and approximately $21.6 million for expansion of our production operations in the Philippines. The remainder of our banana segment capital expenditures of approximately $11.4 million were principally for additional ripening room capacity and other improvements to our distribution centers in North America and Asia. Approximately $46.6 million of our 2015 capital expenditures were related to the other fresh produce segment. This consisted principally of $30.0 million for expansion and improvements to our fresh-cut fruit operations in North America, the Middle East and Asia and our production operations in Chile. Also, included in our capital expenditures related to the other fresh produce segment was $16.6 million for improvements and expansion of our pineapple operation in Costa Rica and the Philippines.

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

The principal capital expenditures planned for 2017 consist primarily of the expansion and improvement of production facilities in Costa Rica, the Philippines, Chile, Guatemala, Mexico, Kenya and Panama. In addition, we also plan capital expenditures for expansion and improvements of our distribution and fresh-cut facilities in the United States, Europe and the Middle East.

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

We have leading market positions in the following product categories. We believe we are:

•	the largest marketer of fresh pineapples worldwide;

•	the third-largest marketer of bananas worldwide;

•	a leading marketer of branded fresh-cut fruit in the United States, Japan, the United Kingdom, United Arab Emirates and Saudi Arabia;

•	a leading year-round marketer of branded grapes in the United States;

•	a leading marketer of avocados in the United States;

•	a leading grower, re-packer and marketer of tomatoes in the United States;

•	a leading marketer of branded non-tropical fruit in selected markets; and

•	a leading marketer for branded canned fruit in the European Union (the "EU"), other European markets, and the Middle East.

We source and distribute our fresh produce products globally. Our products are grown primarily in Central and South America, Africa and the Philippines. We also source products from North America and Europe. Our products are sourced from company-controlled farms and independent growers. At year end 2016, we transported our fresh produce to markets using our fleet of 12 owned and six chartered refrigerated vessels, and we operated four port facilities in the United States. We also operated 40 distribution centers, generally with cold storage and banana ripening facilities in our key markets worldwide, including the United States, Japan, South Korea, the United Arab Emirates, Saudi Arabia, Hong Kong, Germany and France. We also operate 18 fresh-cut facilities in the United States, the United Kingdom, France, Japan, the United Arab Emirates and Saudi Arabia, some of which are located within our distribution centers. Through our vertically integrated network, we manage the transportation and distribution of our products in a continuous temperature-controlled environment. This enables us to preserve quality and freshness, and to optimize product shelf life, while ensuring timely and year-round distribution. Furthermore, our position as a volume producer and shipper of bananas allows us to lower our average per-box logistics cost and to provide regular deliveries of our premium fresh fruit to meet the increasing demand for year-round supply.

We market and distribute our products to retail stores, club stores, wholesalers, distributors and foodservice operators in more than 100 countries around the world. North America is our largest market, accounting for 55% of our net sales in 2016. Europe, the Middle East and Asia regions are our other major markets, accounting for 17%, 14% and 12% of our net sales in 2016, respectively. Our distribution centers and fresh-cut facilities address the growing demand from supermarket chains, club stores, foodservice providers, mass merchandisers and independent grocers to provide value-added services, including the preparation of fresh-cut produce, ripening, customized sorting and packing, just-in-time and direct-store-delivery and in-store merchandising and promotional support. Large national chains are increasingly choosing fewer suppliers who can serve all of their needs on a national basis. We believe that there is a significant opportunity for a company like ours with a full fresh and fresh-cut produce line, a well-recognized brand, a consistent supply of quality produce and a national distribution network to become the preferred supplier to these large retail and convenience store chains, and foodservice customers. We believe that we are uniquely positioned as a preferred supplier, and our goal is to expand this status by increasing our leading position in fresh-cut produce, expanding our banana and pineapple business and diversifying our other fresh produce selections.  We are a multinational company offering a variety of fresh produce in all major markets along with fresh-cut produce in selected markets and a prepared food product line that includes prepared fruit and vegetables, juices, beverages and snacks in Europe, Africa, the Middle East and countries formerly part of the Soviet Union.

Our strategy is a combination of maximizing revenues from our existing infrastructure, entering new markets and strict cost control initiatives. We plan to continue to capitalize on the growing global demand for fresh produce and expand our reach into existing and new markets. We expect sales growth of fresh produce in key markets by increasing our sales volume and per unit sales prices as permitted by market conditions. Our strategy includes increasing volumes from existing production and distribution facilities in order to improve operating efficiencies and reduce per unit costs. We plan additional investments in production facilities in order to expand our product offering in established markets and continue with our recent expansion in growth markets, such as the Middle East, Africa and countries formerly part of the Soviet Union. We also plan additional investments in our North America, Middle East and Europe distribution and fresh-cut fruit facilities to support our planned growth in these markets.

Products Sourcing and Production

Our products are grown and sourced primarily in Central and South America, Africa and the Philippines. We also source products from North America and Europe. In 2016, 45% of the fresh produce we sold was grown on company-controlled farms and the remaining 55% was acquired primarily through supply contracts with independent growers. Costa Rica is our most significant sourcing location representing approximately 34% of our total sales volume of fresh produce products and where 40% of our property, plant and equipment was located in 2016.

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

The following table indicates our net sales by product for the last three years:

	Year ended
	December 30, 2016		January 1, 2016		December 26, 2014
	(U.S. dollars in millions)
Net sales by product category:
Banana	$1,811.5	45%	$1,867.6	46%	$1,804.7	46%
Other fresh produce:
Gold pineapples	495.1	12%	524.8	13%	577.2	15%
Fresh-cut produce	516.9	13%	467.0	12%	381.1	10%
Non-tropical fruit	256.8	6%	271.1	7%	283.9	7%
Avocados	229.6	6%	174.8	4%	130.0	3%
Melons	111.6	3%	122.9	3%	126.8	3%
Tomatoes	81.2	2%	107.3	3%	109.9	3%
Vegetables	49.3	1%	52.2	1%	52.2	1%
Other fruit, products and services	112.1	3%	106.2	3%	83.6	2%
Total other fresh produce	1,852.6	46%	1,826.3	45%	1,744.7	44%
Prepared food	347.4	9%	362.6	9%	378.1	10%
Total	$4,011.5	100%	$4,056.5	100%	$3,927.5	100%

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

We believe that we are the world’s third-largest marketer of bananas, based on internally generated data.  Our banana sales in North America, Europe, Asia and the Middle East accounted for approximately 48%, 17%, 20% and 14% of our net sales of bananas in 2016, respectively. We produced approximately 39% of the banana volume we sold in 2016 on company-controlled farms, and we purchased the remainder from independent growers.

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

We produce bananas on company-controlled farms in Costa Rica, Guatemala, the Philippines and Brazil and we purchase bananas from independent growers in Costa Rica, Ecuador, Colombia, Guatemala, Cameroon and the Philippines.  Although our supply contracts are primarily long-term, we also make purchases in the spot market, primarily in Ecuador. In Ecuador and Costa Rica there are minimum export prices for the sale of bananas which are established and reviewed on a periodic basis by the respective governments.

Due in part to limitations in the Philippines on foreign ownership of land, we purchase the majority of bananas in the Philippines through long-term contracts with independent growers. Approximately 74% of our Philippine-sourced bananas are supplied by one grower, representing 15% of the Philippines banana industry volume in 2016.  In the Philippines, we have leased approximately 5,600 hectares of land where we have planted approximately 4,500 hectares of bananas for the Asia and the Middle East markets.

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

We believe that we are the leading marketer of fresh pineapples worldwide, based on internally generated data.   Pineapple sales in North America, Europe, Asia and the Middle East accounted for 66%, 18%, 11% and 5%, respectively, of our net sales of pineapples in 2016.  From 1996 to 2016, our volume of the Del Monte Gold® Extra Sweet pineapple increased from 2.5 million boxes to 27.1 million boxes. Based on the latest available FAO data, for the 10-year period from 2003 to 2013, the volume of pineapple sales in Europe, North America, the Middle East and Asia increased by 96%, 104%, 823% and 70%, respectively. We believe that a substantial portion of this growth is due to our introduction of the Del Monte Gold® Extra Sweet pineapple. As a result of our continued expansion and improvements of our existing pineapple operations, we expect to continue to increase the sales volume of our extra sweet pineapples in the near future with extra sweet pineapples grown in Costa Rica and the Philippines.

 The principal production and procurement areas for our gold pineapples are Costa Rica and the Philippines. Given the complexity of pineapple cultivation relative to our bananas, a higher percentage of the fresh pineapples we sell (82% by volume in 2016) is produced on company-controlled farms.

Fresh-Cut Produce

Fresh-cut produce first gained prominence in many U.S. and European markets with the introduction of washed and cut vegetables. While packaged salads continue to lead the category of fresh-cut produce sales, the category has expanded significantly to include pineapples, melons, mangoes, grapes, citrus and assorted vegetable produce items that are washed, cut and packaged in a ready-to-use form. Market expansion has been driven largely by consumer demand for convenient, fresh, healthy and ready-to-eat food alternatives, as well as significant demand from foodservice operators. Within this market, we believe that there has been increasing differentiation between companies active primarily in the packaged salad market and other companies, like us, that can offer a wide variety of fresh-cut fruit and vegetable items.

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

We believe that the fresh-cut produce market continues to be one of the fastest-growing categories in the fresh produce segment, largely due to consumer trends favoring healthy and conveniently packaged ready-to-eat foods. We established a platform in this industry through acquisitions and by building upon our existing fresh-cut pineapple business. We believe that our experience in this market coupled with our sourcing and logistics capabilities and the DEL MONTE® brand have enabled us to achieve a leading position in this highly fragmented market. We believe that we are the leading supplier of fresh-cut fruit to the supermarket, convenience and club store channels in the United States. Our fresh-cut fruit products include Del Monte Gold® Extra Sweet pineapples, melons, grapes, citrus, apples, mangoes, kiwis and other fruit items. The fruit we use in our fresh-cut operations are sourced within our integrated system of company-controlled farms and from GAP-certified (good agricultural practices) independent growers. We also offer fresh-cut vegetables for prepared salads. We purchase our vegetables for these purposes from GAP-certified independent growers principally in the United States, Europe and in the Middle East. Our purchase contracts for both fruit and vegetables are typically short-term and vary by produce item. Our fresh-cut products are sold in the United States, Canada, the United Kingdom, the Middle East, Japan and Korea. Worldwide, our fresh-cut product sales volumes increased by 11% during the past year.

Non-Tropical Fruit

Non-tropical fruit includes grapes, apples, pears, peaches, plums, nectarines, cherries, citrus and kiwis. Generally, non-tropical fruit grows on trees, bushes or vines that shed their leaves seasonally. Approximately 40% of our non-tropical fruit net sales are from grapes. Fresh grapes are a favorite quick, easy and healthy snack among consumers young and old. In addition to their taste, a growing body of research on fresh grapes suggests that grapes may offer significant health benefits.  Fresh grapes are a well-known fruit worldwide, fitting into almost any lifestyle. For 2016, The Packer, an industry publication, reported that fresh grapes remained a preferred fruit for snacking with nine out of ten consumers surveyed stating that they used grapes as a snack during the past 12 months. The same publication reports that 63% of U.S. customers purchased grapes within the past 12 months. According to the United States Department of Agriculture ("USDA") Economic Research Service, the per capita consumption of fresh grapes in 2015 was 7.9 pounds. Fresh grapes are also processed for the production of wine, raisins, juices and canned products. The higher production cost and higher product value of fresh grapes result from more intensive production practices than are required for grapes grown for processing. While California supplies the majority of total grape volume, imports have made fresh grapes available year-round in the United States, with shipments mostly from South America.  Most U.S. production is marketed from May to October.  Chilean grapes dominate the market from December to April.

We sell a variety of non-tropical fruit, including all of the types referred to above.  In 2016, non-tropical fruit sales in North America, Europe, the Middle East, Asia and South America accounted for approximately 30%, 4%, 42%, 15% and 9%, respectively, of our total net sales of non-tropical fruit. We obtain our supply of non-tropical fruit from company-owned farms in Chile and from independent growers principally in Chile and the United States.  In Chile, we purchase non-tropical fruit from independent growers and also produce a variety of non-tropical fruit on approximately 6,100 acres of company-owned or leased land. Purchase contracts for non-tropical fruit are typically made on an annual basis.

Avocados

Avocados are one of the fastest growing produce items in the United States. According to the latest published statistics from the USDA, for the 10-year period from 2006 to 2016, avocado imports to the United States increased by 238%.  Per capita consumption of avocados in the United Sates also increased significantly in the last 10 years.  According to the USDA Economic Research Service, per capita consumption of avocados reached approximately 6.9 pounds in 2015, resulting in approximately 2.3 billion pounds of avocados being consumed in the United States. The Packer, reported that avocados were the leading item that 25% of U.S. consumers said they were buying now that they did not buy previously. As a result of this higher consumer demand, our avocado sales volumes have increased significantly in the past few years. During 2016, our avocado sales volumes increased by approximately 21% as compared to the prior year. Our avocados are sourced principally from Mexico. We also obtain our supply of avocados from independent growers in the United States, Chile and Peru. In Mexico, we have our own sourcing operations, ensuring a consistent supply of high-quality avocados during the growing season.

Melons

According to the latest available FAO data, for the 10-year period from 2003 to 2013, the volume of imports of cantaloupes and other melons increased (decreased) in Europe, North America, Asia and the Middle East by 17%, (2%), 84% and 6%, respectively. Based on USDA Economic Research Service, during 2015, total per capita consumption of melons in the United States was approximately 24 pounds, of which seven pounds were cantaloupes. The Packer reported that the likelihood of a cantaloupe purchase increased according to both income and age and 43% of customers purchased cantaloupes within the past 12 months. Melons are one of the highest volume fresh produce items, and this category includes many varieties, such as cantaloupe, honeydew, specialty melons and watermelon. During the summer and fall growing seasons in the United States, Canada and Europe, demand is met in large part by local suppliers of unbranded or regionally branded melons. By contrast, in North America and Europe, imports significantly increase, and melons generally command premium pricing from November to May. Melons are grown in temperate and tropical locations and have a relatively short growing cycle.

We sell a variety of melons including cantaloupe, honeydew, watermelon and specialty melons. Cantaloupes represented approximately 70% of our melon sales volume in 2016. We are a significant producer and distributor of melons from November to May in North America by sourcing melons from our company-controlled farms and independent growers in Central America, where production generally occurs during this period.  Melons sold in North America and Europe from November to May generally command a higher price due to fewer operators and the lack of availability of alternative fruit. Melon sales in North America accounted for 99% of our net sales of melons in 2016. Based on volume, we produced 93% of the melons we sold in 2016 on company-controlled farms and purchased the remainder from independent growers.

We are able to provide our customers in North America with a year-round supply of melons from diverse sources. For example, we supply the North America market during its summer season with melons from Arizona, California and the East Coast of the United States. In Arizona, we have our own melon growing operation on approximately 2,300 acres of leased land.

We have devoted significant research and development efforts towards maintaining our expertise in melons, especially cantaloupes. Melon crop yields are highly sensitive to weather conditions and are adversely affected by high levels of rain during the growing period. We have developed specialized melon growing technology that we believe reduce our exposure to the risk of unfavorable weather conditions and significantly increase our yields.

Tomatoes

The United States is the second largest producer of tomatoes in the world, behind China. Mexico and Canada are also important suppliers of fresh tomatoes within North America. For 2016, The Packer, reported that 72% of consumers surveyed purchased tomatoes during the past 12 months. In 2015, the per capita consumption of tomatoes in the United States was approximately 21 pounds.

We source our tomatoes mainly from the United States, Mexico, Canada and Guatemala. The tomato category is highly fragmented with many growers, re-packers and wholesalers in various geographic regions of the United States.  As a high volume item, tomatoes are important for our network of distribution and re-packing facilities. This product category allows us to add value through leveraging our purchase volumes to reduce costs and perform the sorting, packaging and custom labeling locally, in addition to delivering on a just-in-time basis to retail chains and foodservice customers. With our fresh-cut fruit and vegetable facilities, we add additional value by incorporating tomatoes into our consumer-packaged products. We have a greenhouse tomato operation in Guatemala where we source volume for the North America market.  We also have tomato growing operations in Florida and Virginia on owned land. During 2016, our tomato production in Florida was reduced principally due to market conditions. We are focused on improving this business and increasing our operational efficiencies in order to lower our costs, improve quality and increase our profitability.

Vegetables

We distribute and market a variety of vegetables including potatoes, onions, bell peppers and cucumbers. While we sell bulk product, we also use our size and distribution network to find opportunities that add value such as sorting and packaging. We source our vegetables from independent growers in North and Central America and from our own greenhouse operation in Costa Rica. We also use our agricultural production land in Florida and Virginia to grow vegetables for the North America market.

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

Prepared Food

We have a royalty-free perpetual license to use the DEL MONTE® Trademark in connection with the production, manufacture, sale and distribution of prepared foods and beverages in over 100 countries throughout Western, Eastern and Central Europe, Africa, the Middle East and countries formerly part of the Soviet Union.  In Europe, Del Monte is a premier prepared food brand with an approximate 90 year history associated with fruit-based or fruit-derived products and is the leading brand for canned fruit and pineapple in many Western European markets. The DEL MONTE® brand has had a presence in the United Kingdom, the EU's largest market for prepared food and beverage, since 1926 and is perceived to be a quality brand with high consumer awareness. The DEL MONTE® brand has a reputation with both consumers and retailers for value, quality and reliability.

We produce, distribute and market prepared pineapple, peaches, fruit cocktail, pears, tomatoes, fruit juices and other fruit and vegetables. Our prepared pineapple products are sourced from our own facility in Kenya. Our deciduous prepared food products, which include peaches, fruit cocktail, pears and apricots are principally sourced from our own facility in Greece and from independent producers. Our tomato products are sourced from our own facility in Greece and from independent producers in Europe. We also distribute and market beverages, including ambient juices and juice drinks as well as various snacks. Our prepared food products are sold primarily under the DEL MONTE® label and under the buyers’ own label for major retailers.  We also produce and market industrial products that are composed of fruit that has been processed in our production facilities in the form of purees, pulps and concentrates for further processing (juice, yogurt, cake manufacture and pizza) and for sale to the foodservice industry worldwide. We expect to continue investing in new product development to increase revenue, maintain our premium price position and market leadership in our product categories.  We plan to expand our offerings in the snack category by offering multiple varieties and sizes of fruit and vegetables in plastic pots and pouches with new and improved recipes and various juices, targeting the convenience store and foodservice trade in addition to the traditional retail stores in selected European and Middle East markets. We are focused on improving the European prepared food business and on our higher growth markets in the Middle East and Africa.

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

Logistics Operations

We market and distribute our products to retail stores, foodservice operators, wholesalers and distributors in over 100 countries around the world. As a result, we conduct complex logistics operations on a global basis, transporting our products from the countries in which they are grown to the many markets in which they are sold worldwide. Maintaining fresh produce at the appropriate temperature is an important factor in preventing premature ripening and optimizing product quality and freshness. Consistent with our reputation for high-quality fresh produce, we must preserve our fresh produce in a continuous temperature-controlled environment, from the harvest through its distribution.

We have an integrated logistics network, which includes land and sea transportation through a broad range of refrigerated environments in vessels, port facilities, containers, trucks and warehouses. Our objective is to maximize utilization of our logistics network to lower our average per-box logistics cost, while remaining sufficiently flexible to redeploy capacity or shipments to meet fluctuations in demand in our key markets. We believe that our control of the logistics process is a competitive advantage because we are able to continuously monitor and maintain the quality of our produce and ensure timely and regular distribution to customers on a year-round basis. Because logistics costs are also our largest expense other than our cost of products, we devote substantial resources to optimizing our logistic network.

We transport our fresh produce to markets worldwide using our fleet of 12 owned and six chartered vessels, comprised of four refrigerated vessels and two container vessels with refrigerated container capacity. Additionally, we transport our fruit to destinations around the world using third-party container lines that cover the array of destinations that we do not service directly with our own ships. We also spot charter refrigerated vessels during the year based on seasonal requirements. The majority of our chartered vessels are chartered for terms of one to 10 years. We believe that our fleet of owned vessels, combined with longer-term charters, is effective in reducing our ocean freight costs and mitigates our exposure to the volatility of the charter market.  We also operate a fleet of approximately 6,000 refrigerated containers, 8% are owned and the remaining 92% are under operating leases. Our logistics system is supported by various information systems. As a vertically integrated food company, managing the entire distribution chain from the field to the customer requires the technology and infrastructure to meet our customers’ complex delivery needs.

Sales and Marketing

The DEL MONTE® brand has been used to identify premium produce products for 125 years and is recognized by consumers worldwide for quality, freshness and reliability. We employ a variety of marketing tools, including but not limited to advertising, public relations and promotions, to reinforce our brand equity with consumers and the trade. Depending on the product and market, we also provide technical, logistical and merchandising support aimed at safeguarding the superior quality of our products to the ultimate consumer. Our sales and marketing activities are conducted by our sales force located at our sales offices worldwide and at each of our distribution centers. Our commercial efforts are supported by marketing professionals located in key markets and regional offices. A key element of our sales and marketing strategy is to use our distribution centers and fresh-cut facilities to provide value-added services to our customers.

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

The level of marketing investment necessary to support the prepared food business is significantly higher than that required for the fresh produce and fresh-cut fruit and vegetable business. We utilize a variety of promotional tools to build the DEL MONTE® brand and engage consumers in key markets in Europe, Africa and the Middle East. In certain European markets, we utilize distributors to perform product distribution, sales and marketing activities for the prepared food business. Under these distribution agreements, the sales, warehousing, logistics, marketing and promotion functions are all performed by the distributor. This strategy of utilizing independent distributors enables us to reduce distribution and sales and marketing expenses. In addition, we plan to expand our prepared food business by entering new markets in Eastern Europe, Africa and the Middle East and by expanding our offerings in the snack category, targeting the convenience store and foodservice trade in selected European and Middle East markets.

During 2016, one customer, Wal-Mart, Inc. (including its affiliates), accounted for approximately 11% of our total net sales. These sales are reported in our banana, other fresh produce and prepared food segments. No other customer accounted for 10% or more of our net sales. In 2016, the top 10 customers accounted for approximately 31% of our net sales.

Note 22, “Business Segment Data” included in Item 8. Financial Statements and Supplementary Data contains information regarding net sales to external customers attributable to each of our reportable segments and geographic regions, gross profit by each of our reportable segments, total assets attributable to each of our geographic regions, and information concerning the dependence of our reportable segments on foreign operations, for each of the years 2016, 2015 and 2014.

North America

In 2016, 55% of our net sales were in North America. In North America, we have established a highly integrated sales and marketing network that builds on our ability to control transportation and distribution throughout our extensive logistics network. We operate a total of 23 distribution centers and fresh-cut facilities. Our distribution centers have ripening capabilities and/or other value-added services. We also operate four port facilities, which include cold storage facilities.

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

 Europe

 In 2016, 17% of our net sales were in Europe. We distribute our fresh produce and prepared food products throughout Europe. Our fresh produce products are distributed to leading retail chains, smaller regional customers as well as to wholesalers and distributors through direct sales and distribution centers.  In the United Kingdom, we have a sales and marketing office in Staines, England and operate a fresh-cut facility in Wisbech, England.  In Germany, we have a sales and marketing office in Hamburg and operate a distribution center in the Frankfurt area. In France, we have a distribution center with banana ripening capabilities and a fresh-cut facility in the Paris area to service our expanding customer base. In the Netherlands, Spain, Portugal, Italy and Poland, we have sales and marketing entities that perform direct sales of our fresh produce products.

Our prepared food products are distributed through independent distributors throughout most of Europe. In the United Kingdom, our prepared food products are distributed using a combination of both independent distributors and our own marketing entity.
Middle East and North Africa

 In 2016, 14% of our net sales were in the Middle East and North Africa.  We distribute our products through independent distributors and company-operated distribution facilities. In recent years, we have increased our sales in the Middle East market through distributors and established our own direct sales initiatives. Our distribution/manufacturing center in Dubai, United Arab Emirates (“UAE”) is a state-of-the-art facility with just-in-time delivery capabilities that includes banana ripening and cold storage facilities, fresh-cut fruit and vegetable operations, an ultra-fresh juice manufacturing operation and prepared food manufacturing. We distribute these products in the UAE and export them to other Middle East countries. We also operate a distribution center in Abu-Dhabi, UAE that includes banana ripening and cold storage facilities and we operate a lettuce farm on leased land in Ras Al Khaimah, UAE. In Saudi Arabia, through our 60%-owned joint venture, we own two distribution centers with banana ripening, cold storage facilities, fresh-cut fruit and vegetable operations, and prepared food manufacturing capabilities for juices, potatoes and sandwiches.  One of the distribution centers is located in Riyadh, the capital city of Saudi Arabia, and the other distribution center is located in Jeddah, the second largest city in the country. These strategically located distribution centers distribute our fresh produce and prepared food products to these growing markets.  In Saudi Arabia, we also operate a vegetable farm on leased land that supplies our fresh-cut operations. In the UAE and in Saudi Arabia, we also distribute our products using our own innovative retail concept through our Food and Beverage (F&B) stores. These F&B stores are small retail kiosks selling our fresh-cut produce, juice and other prepared food products and are strategically located in airports, schools, hospitals and inside hyper-markets.
In addition, we market and distribute prepared food products in the UAE, Jordan, Saudi Arabia and various other Middle East and North African markets. In Jordan, we own a state-of-the-art vertically integrated poultry business including poultry farms, hatcheries, feed mill, slaughterhouse and a meat processing plant. We are the leading provider of poultry products to retail stores and foodservice operators in that country. In Jordan, we also own a meat processing operation that provides meat products for the local market and for export to other Middle East and North African markets. As part of our vertical integration and expansion strategy in this region, in Jordan, we developed a 10 hectares ultra-modern hydroponically grown tomato operation which provides a consistent supply of tomatoes year round.
In Qatar and Russia, we have sales and marketing offices. In Turkey, our sales office located in Mersin is responsible for sourcing various types of fruit serving our units across the region. We believe that the Middle East, North Africa and countries formerly part of the Soviet Union represent an area for sales growth and development of our fresh and prepared food products. Utilizing our extensive knowledge of this region, we plan to capitalize on this opportunity with increased focus and investments in these markets.

Asia

In 2016, 12% of our net sales were in Asia.  We distribute our products in Asia through direct marketing and large distributors. Our principal markets in this region are Japan, South Korea, mainland China and Hong Kong. In Japan, we distribute 100% of the products we sold in 2016 through our own direct sales and marketing organization. In Japan, we operate two fresh-cut facilities. Our products are distributed from four distribution centers located at strategic ports in Japan with cold storage and banana ripening operations.

We also engage in direct sales and marketing activities in South Korea and Hong Kong. In other Asian markets, including mainland China, we sell to local distributors. We have one distribution center and banana ripening facility in Hong Kong. In South Korea, we have three distribution centers that utilize state-of-the art ripening technology which increase our ability to offer value-added services to our customers. In July 2016, we opened a new owned distribution center with our first fresh-cut fruit facility in South Korea.

South America

In South America, we have direct sales and marketing activities in Chile and also utilize local distributors in this region. Our sales in these markets focus mainly on non-tropical fruit including grapes, apples, pears, peaches, plums, cherries, kiwi and nectarines. In Chile, we also distribute our Costa Rican grown Del Monte Gold® Extra Sweet pineapple. In Brazil, we utilize local distributors for our banana sales.

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

We are also subject to various government regulations in countries where we market our products. The countries in which we market a material amount of our products are the United States, Canada, the countries of the EU, Japan, China, South Korea, Jordan, the UAE and Saudi Arabia. These government regulations include:

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

In December 2009, the EU entered into an agreement with certain Latin America banana exporting countries to settle a long running dispute over banana import tariffs. This agreement was ratified in May 2010. Under this agreement, the EU will gradually reduce import tariffs on bananas from Latin America on an annual basis from the current level of €127 per ton in 2016 to €114 per ton by 2019, except for countries under Free Trade Agreements (FTA's). Countries under FTA's that signed bilateral agreements with the EU in 2012 are benefiting from accelerated but gradual reduction of import duties. The FTA's are in effect for Central American countries, Colombia, and Peru. The duty for FTA countries was €103 per ton in 2016, and the duty is €96 per ton for 2017 and will be reduced to €75 per ton by January 1, 2020. Our Colombia and Central America sourced bananas benefit from this FTA agreement.

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

Our total corporate research and development expenses were $3.3 million for 2016, $3.9 million for 2015 and $4.1 million for 2014, and are included in selling, general and administrative expenses in the Consolidated Financial Statements.

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

	Year ended
	December 30, 2016	January 1, 2016
Net sales:
First quarter	$1,018.1	$1,008.4
Second quarter	1,088.6	1,134.1
Third quarter	950.2	936.1
Fourth quarter	954.6	977.9
Total	$4,011.5	$4,056.5
Gross profit:
First quarter	$140.7	$100.4
Second quarter	145.4	114.0
Third quarter	118.8	83.3
Fourth quarter	56.5	44.6
Total	$461.4	$342.3

Employees

At year end 2016, we had approximately 38,000 employees worldwide, substantially all of whom are year-round employees. Approximately 88% of these persons are employed in production locations. We believe that our overall relationship with our employees and unions is satisfactory.

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

Our profitability depends largely upon our profit margins and sales volumes of bananas, pineapples and other fresh produce. In 2014, 2015 and 2016, banana sales accounted for the most significant portion of our total net sales.

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

We conduct operations in many areas of the world involving transactions denominated in various currencies, and our results of operations, as expressed in dollars, may be significantly affected by fluctuations in rates of exchange between currencies. Although a substantial portion of our net sales (36% in 2016) are denominated in non-dollar currencies, we incur a significant portion of our costs in dollars. Although we periodically enter into currency forward contracts as a hedge against currency exposures, we may not enter into these contracts during any particular period or these contracts may not adequately offset currency fluctuations. We generally are unable to adjust our non-dollar local currency sales prices to compensate for fluctuations in the exchange rate of the dollar against the relevant local currency. In addition, there is normally a time lag between our costs incurred and collection of the related sales proceeds. Accordingly, if the dollar appreciates relative to the currencies in which we receive sales proceeds, our operating results may be negatively affected. Our costs are also affected by fluctuations in the value, relative to the U.S. dollar, of the currencies of countries in which we have significant production operations, with a weaker dollar resulting in increased production costs.

Our strategy of diversifying our product line, expanding into new geographic markets and increasing the value-added services that we provide to our customers may not be successful.

We are diversifying our product line through acquisitions and internal growth. In addition, we have expanded our service offerings to include a higher proportion of value-added services, such as the preparation of fresh-cut produce, ripening, customized sorting and packing, direct-to-store delivery and in-store merchandising and promotional support. This strategy represents a significant departure from our traditional business of delivering our products to our customers at the port. In recent periods, we have made significant investments in distribution centers, new growing operations and, fresh-cut and prepared food facilities through capital expenditures and have expanded our business into new geographic markets. We may not be successful in anticipating the demand for these products and services, in establishing the requisite infrastructure to meet customer demands or the provision of these value-added services. During recent years, we incurred significant asset impairment and other charges as a result of our continuing efforts to align our diversified product lines to meet market demand. During 2016, we incurred an asset impairment of $2.6 million representing 100% of the goodwill associated with our poultry business in Jordan. This impairment was principally due to the failure of this business to meet our expectations due to underperformance. We also incurred approximately $7.5 million in asset impairments and other charges principally related to unfavorable weather conditions in Brazil, conversion of a banana plantation to pineapples in the Philippines, underutilized assets in Central America and contract termination and other charges.

We review goodwill and other intangible assets for impairment on an annual basis or earlier if indicators for impairment are present. The goodwill associated with our banana segment is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of this asset. If the banana segment does not perform to expected levels, the banana segment goodwill may be at risk for impairment in the future.

The fair value of the prepared food unit’s trade names and trademarks are highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets. If the prepared food reporting unit does not perform to expected levels, the trade names and trademarks associated with this unit may also be at risk for impairment in the future.

If we are not successful in our diversification efforts, our business, financial condition or results of operations could be materially and adversely affected.

The loss of one or more of our largest customers, or a reduction in the level of purchases made by these customers, could negatively impact our sales and profits.

Sales to Wal-Mart, Inc., our largest customer, amounted to approximately 11% of our total net sales in 2016, and our top 10 customers collectively accounted for approximately 31% of our total net sales. We expect that a significant portion of our revenues will continue to be derived from a relatively small number of customers. We believe these customers make purchase decisions based on a combination of price, product quality, consumer demand, customer service performance, desired inventory levels and other factors that may be important to them at the time the purchase decisions are made. Changes in our customers' strategies or purchasing patterns, including a reduction in the number of brands they carry, may adversely affect our sales. Additionally, our customers may face financial or other difficulties which may impact their operations and cause them to reduce their level of purchases from us, which could adversely affect our results of operations. Customers also may respond to any price increase that we may implement by reducing their purchases from us, resulting in reduced sales of our products. If sales of our products to one or more of our largest customers are reduced, this reduction may have a material adverse effect on our business, financial condition, and results of operations. Any bankruptcy or other business disruption involving one of our significant customers also could adversely affect our results of operations.

Increased prices for fuel, packaging materials or short-term refrigerated vessel charter rates could increase our costs significantly.

Our costs are determined in large part by the prices of fuel and packaging materials, including containerboard, plastic, resin and tin plate. We may be adversely affected if sufficient quantities of these materials are not available to us. Any significant increase in the cost of these items could also materially and adversely affect our operating results. Other than the cost of our products (including packaging), logistics (sea and inland transportation) costs represent the largest component of cost of products sold. Third-party containerized shipping rates are also a significant component of our logistic costs. In recent years these container shipping rates have decreased. During 2015, cost of fuel decreased 41%, containerboard decreased 3% and fertilizer decreased 11%. During 2016, cost of fuel decreased 25%, containerboard decreased 4% and fertilizer decreased 13%.

In addition, we are subject to the volatility of the charter vessel market because six of our refrigerated vessels are chartered. These charters are principally for periods of one to 10 years.  Charter rates have generally remained relatively stable over the past three years. As a result, significant increases in fuel, packaging material, fertilizer and charter rates would materially and adversely affect our results.

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

The EPA has placed a certain site at our former plantation in Oahu, Hawaii on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. Under an order entered into with the EPA, we completed a remedial investigation and engaged in a feasibility study to determine the extent of the environmental contamination. The remedial investigation report was finalized in January 1999 and approved by the EPA in February 1999. A final draft feasibility study was submitted for EPA review in December 1999 and updated in December 2001 and October 2002, and approved by the EPA in April 2003. In September 2003, the EPA issued the Record of Decision (“ROD”). The EPA estimated in the ROD that the remediation costs associated with the cleanup of our plantation would range from $12.9 million to $25.4 million. The undiscounted estimates are between $13.7 million and $28.7 million. As of December 30, 2016, there are $13.3 million included in other noncurrent liabilities and $0.4 million included in accounts payable and accrued expenses in our Consolidated Balance Sheets relating to the Kunia well site clean-up. We increased the liability by $0.4 million during 2016 and we decreased the liability by $0.8 million during 2015 due to changes to the remediation work being performed. Going forward, we expect to expend approximately $0.4 million in 2017, and $3.4 million for 2018 through 2021 on this matter. See Item 3.  Legal Proceedings  and Note 17, “ Litigation ” to the Consolidated Financial Statements included in Item 8.  Financial Statements and Supplementary Data.  In addition, we are involved in several actions in U.S. and non-U.S. courts involving allegations by numerous Central American and Philippine plaintiffs that they were injured by exposure to a nematocide containing the chemical Dibromochloropropane during the 1970’s. See Item 3.  Legal Proceedings and Note 17, “Litigation” to the Consolidated Financial Statements included in Item 8.  Financial Statements and Supplementary Data.

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

Our business is multinational and subject to the political, economic and other risks that are inherent in operating in numerous countries. These risks include those of adverse government regulation, including the imposition of import and export duties and quotas, currency restrictions, expropriation and potentially burdensome taxation. For example, banana import regulations have in prior years restricted our access to the EU banana market and increased the cost of doing business in the EU.  In December 2009, the EU entered into an agreement with certain Latin America banana exporting countries to settle the long running dispute over banana import tariffs. This agreement was ratified in May 2010. Under this agreement, the EU will gradually reduce import tariffs on bananas from Latin America on an annual basis from the current level of €127 per ton in 2016 to €114 per ton by 2019, except for countries under FTA. Countries under FTA's that have signed bilateral agreements with the EU in 2012 are benefiting from accelerated but gradual reduction of import duties. FTA's are effect for Central American countries, Columbia, and Peru. The duty for FTA countries was €103 per ton in 2016, and the duty is €96 per ton for 2017 and will be reduced to €75 by January 1, 2020. We cannot predict the impact of further changes to the banana import tariffs or new quotas on the EU banana market.

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

Members of the Abu-Ghazaleh family, including our Chairman and Chief Executive Officer and one of our directors, are our principal shareholders. As of February 10, 2017, they together directly owned 35.6% of our outstanding Ordinary Shares, and our Chairman and Chief Executive Officer holds, and is expected to continue to hold, an irrevocable annual proxy to vote all of these shares. We expect our principal shareholders to continue to use their interest in our Ordinary Shares to significantly influence the direction of our management, the election of our entire board of directors, the method and timing of the payment of dividends, subject to applicable debt covenants and to determine substantially all other matters requiring shareholder approval and to control us. The concentration of our beneficial ownership may have the effect of delaying, deterring or preventing a change in control, may discourage bids for the Ordinary Shares at a premium over their market price and may otherwise adversely affect the market price of the Ordinary Shares.

A substantial number of our Ordinary Shares are available for sale in the public market, and sales of those shares could adversely affect our share price.

Future sales of our Ordinary Shares by our principal shareholders, or the perception that such sales could occur, could adversely affect the prevailing market price of our Ordinary Shares. Of the 51,271,200 Ordinary Shares outstanding as of February 10, 2017, 18,119,783 Ordinary Shares are owned by the principal shareholders and are “restricted securities.” These “restricted securities” can be registered upon demand and are eligible for sale in the public market without registration under the Securities Act of 1933 (the “Securities Act”), subject to compliance with the resale volume limitations and other restrictions of Rule 144 under the Securities Act.

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
The following table summarizes the approximate plantation acreage under production that are owned or leased by us and the principal products grown on such plantations by location as of the end of 2016:

	Acres Under Production
Location	Acres Owned	Acres Leased	Products
Costa Rica	42,800	6,200	Bananas, Pineapples, Melons
Guatemala	9,200	4,000	Bananas, Melons
Brazil	2,500	—	Bananas, Other Crops
Chile	4,000	2,100	Non-Tropical Fruit
Kenya	—	10,700	Pineapples
Philippines	—	19,300	Bananas, Pineapples
United States	4,200	2,300	Melons, Tomatoes and Other Crops

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

Europe

We own and operate a distribution center in the Frankfurt area of Germany. We also own and operate a fresh-cut fruit facility in Wisbech, England. In Rungis, France, a suburb of Paris, we have a leased distribution center with banana ripening capability and operate a new fresh-cut produce facility. In Larissa, Greece, we own and operate a production facility for prepared fruit, tomato products and snacks.

Asia

Our products are distributed from four leased distribution centers located at strategic ports in Japan with cold storage and banana ripening operations. In Japan, we also operate two fresh-cut fruit facilities. One is owned and the other one is leased. In Hong Kong, we lease a distribution center. In addition, we lease two distribution centers in South Korea and one new facility on owned land with our first fresh-cut fruit operation in that country. Our distribution centers include state-of-the art ripening technology and other value-added services.

Central America

In Costa Rica, we own a juice processing plant and an IQF (individually quick frozen) fruit processing plant. In Costa Rica and Guatemala, we own and operate greenhouses where we produce tomatoes and other vegetables for export.

South America

In Brazil, we own approximately 13,100 acres of land of which 2,500 acres are under production. In Uruguay, we own approximately 7,800 acres of which 4,200 acres contain a citrus plantation that is leased to a third party.

Africa

In Thika, Kenya, we own and operate a warehouse, a pineapple cannery and a juice production facility.

Middle East

In Jordan, we own an integrated poultry business including poultry farms, hatcheries, a feed mill, a poultry slaughterhouse and a meat processing plant. In Jordan, we also own a 25 acre hydroponic tomato operation. In the UAE, we own a combined distribution/manufacturing center in Dubai. This state-of-the-art facility includes banana ripening and cold storage facilities, fresh-cut fruit and vegetable operations, an ultra fresh juice manufacturing operation and prepared food manufacturing. We also operate a lettuce farm on leased land in Ras Al Khaimah, UAE. In addition, we lease and operate a distribution center in Abu-Dhabi, UAE that includes banana ripening and cold storage facilities. In Saudi Arabia, we own 60% of a joint venture that operates two owned distribution centers strategically located in Jeddah and Riyadh, with banana ripening, cold storage facilities and fresh-cut products and prepared food manufacturing capabilities.  In Al Jouf, located in the norther region of Saudi Arabia, we operate a vegetable farm on leased land.

Maritime and Other Equipment (including Containers)

We own a fleet of 12 and charter another six refrigerated vessels. In addition, we own or lease other related equipment, including approximately 6,000 refrigerated container units and 350 trucks and refrigerated trailers used to transport our fresh produce in the United States. In the Middle East, we own approximately 300 trucks principally used to deliver fresh produce and prepared food products to customers.

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

The principal capital expenditures planned for 2017 consist primarily of the expansion and improvement of production facilities in Costa Rica, the Philippines, Chile, Guatemala, Mexico, Kenya and Panama. In addition, we also plan capital expenditures for expansion and improvements of our distribution and fresh-cut facilities in the United States, Europe and the Middle East.

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

The following table presents the high and low sales prices of our Ordinary Shares:

	High	Low
2016
First quarter	$42.96	$36.68
Second quarter	$55.41	$41.70
Third quarter	$60.85	$53.65
Fourth quarter	$66.86	$56.18
2015
First quarter	$38.89	$31.95
Second quarter	$41.16	$36.07
Third quarter	$41.39	$36.56
Fourth quarter	$47.49	$38.62

Dividend Policy

Our quarterly cash dividend was $0.125 per ordinary share for the first and second quarters of 2016 and $0.150 per ordinary share during the third and fourth quarters of 2016. Our quarterly cash dividend was $0.125 per ordinary share during the year ended January 1, 2016. We paid an aggregate of $28.2 million in dividends during the year ended December 30, 2016 and $26.2 million during the year ended January 1, 2016. Because we are a holding company, our ability to pay dividends and to meet our debt service obligations depends primarily on receiving sufficient funds from our subsidiaries. Pursuant to our credit facility, we may declare and pay dividends and distributions in cash solely out of and up to 50% of our net income for the year immediately preceding the year in which the dividend or distribution is paid, or at such time the dividend is paid or declared, as the case may be, subject to certain other credit facility conditions, when the Consolidated Leverage Ratio is less than 3.25 to 1.0. It is also possible that countries in which one or more of our subsidiaries are located could institute exchange controls, which could prevent those subsidiaries from remitting dividends or other payments to us. Dividends are payable when, as, and if declared by our board of directors, and we cannot assure that dividends will be paid in the future.

Shareholders

As of February 10, 2017, we had 65 shareholders of record, which excludes shareholders whose shares were held by brokerage firms, depositories and other institutional firms in “street name”.

Performance Graph

The following graph compares the cumulative five-year total return of holders of FDP ordinary shares with the cumulative total returns of the S&P 500 index and the S&P 500 Food Products index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 30, 2011 to December 30, 2016.

	12/30/2011	12/28/2012	12/27/2013	12/26/2014	1/1/2016	12/30/2016
Fresh Del Monte Produce Inc.	100.00	105.31	117.42	141.59	165.83	258.70
S&P 500	100.00	116.00	153.58	174.00	177.01	187.40
S&P 500 Food Products	100.00	107.56	143.88	159.67	177.46	199.88

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Share Repurchase Program

The following table provides information regarding our purchases of Ordinary Shares during the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
October 1, 2016 through October 31, 2016	—	$—	—	$241,294,101
November 1, 2016 through November 30, 2016	94,500	$61.60	94,500	$235,472,528
December 1, 2016 through December 30, 2016	558,200	$60.69	558,200	$201,595,670
Total	652,700	$60.82	652,700	$201,595,670

(1)	For the year ended December 30, 2016, we repurchased and retired 2,325,235 of our ordinary shares.

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

The following selected financial data for the years ended December 28, 2012, December 27, 2013, December 26, 2014, January 1, 2016 and December 30, 2016 is derived from our audited Consolidated Financial Statements for the applicable year, prepared in accordance with U.S. generally accepted accounting principles.

The following selected financial data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and accompanying notes contained in Item 8. Financial Statements and Supplementary Data in this Report.

	Year ended
	December 30, 2016	January 1, 2016	December 26, 2014	December 27, 2013	December 28, 2012
	(U.S. Dollars in millions, except share and per share data)
Statement of Income Data:
Net sales	$4,011.5	$4,056.5	$3,927.5	$3,683.7	$3,421.2
Cost of products sold	3,550.1	3,714.2	3,562.7	3,393.3	3,079.5
Gross profit	461.4	342.3	364.8	290.4	341.7
Selling, general and administrative expenses	187.4	183.9	175.8	176.9	177.2
Loss (gain) on disposal of property, plant and equipment	—	(2.1)	4.3	4.9	(0.2)
Goodwill and trademark impairment charges	2.6	66.1	—	99.6	—
Asset impairment and other charges, net	27.2	3.4	11.2	37.1	3.3
Operating income (loss)	244.2	91.0	173.5	(28.1)	161.4
Interest expense, net	3.4	3.7	2.6	2.2	2.3
Other expense (income), net	3.4	7.2	12.0	(13.6)	1.9

Income (loss) before income taxes	237.4	80.1	158.9	(16.7)	157.2
Provision for income taxes	11.8	13.7	14.3	17.2	12.2
Net income (loss)	$225.6	$66.4	$144.6	$(33.9)	$145.0

Less: net income attributable to noncontrolling interest	0.5	4.0	2.2	0.5	1.8
Net income (loss) attributable to Fresh Del Monte Produce Inc.	$225.1	$62.4	$142.4	$(34.4)	$143.2

Net income (loss) per ordinary share attributable to Fresh Del Monte Produce Inc. - Basic	$4.37	$1.18	$2.54	$(0.61)	$2.47

Net income (loss) per ordinary share attributable to Fresh Del Monte Produce Inc.- Diluted	$4.33	$1.17	$2.53	$(0.61)	$2.46

Dividends declared per ordinary share	$0.55	$0.50	$0.50	$0.50	$0.40

Weighted average number of ordinary shares:
Basic	51,507,755	52,750,212	55,966,531	56,426,294	57,937,245
Diluted	51,962,195	53,199,533	56,347,092	56,426,294	58,121,501

Balance Sheet Data (at period end):
Cash and cash equivalents	$20.1	$24.9	$34.1	$42.5	$39.9
Working capital	592.0	604.0	631.5	633.0	563.5
Total assets	2,653.3	2,596.1	2,675.3	2,589.2	2,533.4
Total debt	232.3	254.2	266.9	251.4	126.2
Shareholders' equity	1,816.4	1,750.9	1,787.9	1,751.2	1,831.4

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are one of the world’s leading vertically integrated producers, marketers and distributors of high-quality fresh and fresh-cut fruit and vegetables, as well as a leading producer and marketer of prepared fruit and vegetables, juices, beverages and snacks in Europe, Africa and the Middle East. We market our products worldwide under the DEL MONTE® brand, a symbol of product innovation, quality, freshness and reliability since 1892. Our global sourcing and logistics system allows us to provide regular delivery of consistently high-quality produce and value-added services to our customers. Our major producing operations are located in North, Central and South America, Asia and Africa. Production operations are aggregated on the basis of our products: bananas, other fresh produce and prepared foods. Other fresh produce includes pineapples, melons, tomatoes, non-tropical fruit (including grapes, apples, pears, peaches, plums, nectarines, citrus and kiwis), avocados, fresh-cut produce and other fruit and vegetables and a plastic product and box manufacturing business and third-party ocean freight services. Prepared foods include prepared fruit and vegetables, juices, other beverages, snacks, poultry and meat products.

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

Net Sales

Our net sales are affected by numerous factors, including mainly the balance between the supply of and demand for our produce and competition from other fresh produce companies. Our net sales are also dependent on our ability to supply a consistent volume and quality of fresh produce to the markets we serve. For example, seasonal variations in demand for bananas as a result of increased supply and competition from other fruit are reflected in the seasonal fluctuations in banana prices, with the first six months of each year generally exhibiting stronger demand and higher prices, except in those years where an excess supply exists.  In 2016, our overall banana sales volume decreased by 4% and our average per unit sales prices increased by 1% resulting in an overall decrease of 3% in net sales. Our net sales of other fresh produce were positively impacted by higher sales volumes and per unit sales prices of avocados in North America and higher sales volumes of fresh-cut products in all regions. Negatively impacting our net sales of other fresh produce was a 5% decrease in sales volume of pineapples as well as significantly lower sales volume of tomatoes. In our prepared food business, we generally realize the largest portion of our net sales and gross profit in the third and fourth quarters of the year. During 2016, our prepared food net sales decreased principally as a result of lower sale prices due to increased competition in our poultry business in Jordan.

Since our financial reporting currency is the U.S. dollar, our net sales are significantly affected by fluctuations in the value of the currency in which we conduct our sales versus the dollar, with a strong dollar versus such currencies resulting in decreased net sales in dollar terms. Including the effect of our foreign currency hedges, net sales for 2016 were negatively impacted by $28.0 million, as compared to 2015, principally as a result of a weaker euro, British pound and Korean won.

During 2016, our net sales were positively affected by higher sales volumes of avocados principally sourced from independent growers in Mexico and by higher sales volume of fresh-cut products in all regions that resulted from an expanded customer base and improved demand for our products along with increased production capability. Our net sales growth in recent years has been achieved primarily through higher sales volume in existing markets of other fresh produce, primarily fresh-cut products, avocados and non-tropical fruit combined with increased sales prices of bananas in existing and new markets. Our net sales growth in recent years has also been attributable to a broadening of our product line with the expansion of our fresh-cut produce business, specifically increased sales to the foodservice sector and convenience stores combined with our expansion into new markets as well as new product offerings in our prepared food segment. We expect our net sales growth to continue to be driven by increased sales volumes across all of our segments. In the Middle East, we expect to continue to increase our net sales of our fresh produce and prepared food product offerings as a result of our expansion in various markets in the region. In North America and Europe, we expect our sales growth to continue with new fresh-cut product offerings and increased volumes of existing products. We also expect to increase our sales by developing new products in the prepared food segment, targeting the convenience store and foodservice trade in selected European and Middle East markets and to continue to expand our sales of beverage products in the Middle East, European and Sub-Sahara African markets.

Cost of Products Sold

Cost of products sold is principally composed of two elements, product and logistics costs. Product cost for our produce is primarily composed of cultivation (the cost of growing crops), harvesting, packaging, labor, depreciation and farm administration. Product cost for produce obtained from independent growers is composed of procurement and packaging costs. Logistics costs include land and sea transportation and expenses related to port facilities and distribution centers. Sea transportation cost is the most significant component of logistics costs and is comprised of the cost of vessel operating expenses, chartering refrigerated vessels and container equipment related costs. Vessel operating expenses for our owned vessels include operations, maintenance, depreciation, insurance, fuel (the cost of which is subject to commodity price fluctuations), and port charges. For chartered vessels, operating expenses include the cost of chartering the vessels, fuel and port charges. Container equipment costs include leasing expense and in the case of owned equipment, also depreciation expense. Third-party containerized shipping rates are also a significant component of our logistic costs. In recent years these container shipping rates have decreased.

Variations in containerboard prices, which affect the cost of boxes and other packaging materials, and fuel prices can have a significant impact on our product cost and our profit margins.  Also, variations in the production yields, fertilizers and other input costs and the cost to procure products from independent growers can have a significant impact on our costs. Containerboard, plastic, resin and fuel prices have historically been volatile. During 2015, cost of fuel decreased 41%, containerboard decreased 3% and fertilizer decreased 11% resulting in a reduction of cost of product sold of $57.7 million. During 2016, cost of fuel decreased 25%, containerboard decreased 4% and fertilizer decreased 13% resulting in a reduction of cost of product sold of $26.2 million.

In general, changes in our volume of products sold can have a disproportionate effect on our gross profit. Within any particular year, a significant portion of our cost of products sold is fixed, both with respect to our operations and with respect to the cost of produce purchased from independent growers from whom we have agreed to purchase all the products they produce. Accordingly, higher volumes produced on company-owned farms directly reduce the average per-box cost, while lower volumes directly increase the average per-box cost. In addition, because the volume that will actually be produced on our farms and by independent growers in any given year depends on a variety of factors, including weather, that are beyond our control or the control of our independent growers, it is difficult to predict volumes and per-box costs. During 2016, cost of product sold was positively affected by lower fuel, vessel operating expenses and third-party containerized shipping costs resulting in a 14% reduction in our per unit ocean freight costs. Also, positively affecting our costs, were lower banana production and procurement costs combined with lower production cost in our prepared food segment. Negatively affecting our cost during 2016 were higher pineapple and deciduous fruit cost as a result of unfavorable growing conditions.

Since our financial reporting currency is the U.S. dollar, our costs are affected by fluctuations in the value of the currency in which we have significant operations versus the dollar, with lower costs resulting from a strong U.S. dollar. During 2016, cost of products sold was positively impacted by approximately $17.8 million as compared with 2015 due to a weaker euro, British pound and Korean won, partially offset by a stronger Japanese yen.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily include the costs associated with selling in countries where we have our own sales force, advertising and promotional expenses, professional fees, general corporate overhead and other related administrative functions. During 2016, our selling, general and administrative expenses increased primarily as a result of higher executive compensation and professional fees.

Loss (Gain) on Disposal of Property, Plant and Equipment

Loss (gain) on disposal of property, plant and equipment netted to zero in 2016 as the loss from the disposal of low-yielding banana plants in Costa Rica and Guatemala, disposal of deciduous plants in Chile and a loss on the sale of a refrigerated vessel were offset by gains on the sale of surplus land in Central and South America. In 2015, the gain on disposal of property, plant and equipment of $2.1 million was principally from the sale of two refrigerated vessels.

Goodwill and Trademark Impairment Charges

We review goodwill and other intangible assets for impairment on an annual basis or earlier if indicators for impairment are present. During 2016, we recorded a goodwill impairment of $2.6 million representing 100% of the goodwill associated with the poultry business in Jordan due to underperformance. During 2015, we recorded a goodwill impairment of $66.1 million representing 100% of the goodwill associated with the 2003 acquisition of the tomato and vegetable business in North America principally due to the failure of this business to meet our expectations due to underperformance.

The goodwill associated with our banana segment business unit and the trade names and trademarks associated with our prepared segment business are highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets. If the banana segment does not perform to expected levels, the banana segment goodwill may be at risk for impairment in the future. If the prepared food reporting unit does not perform to expected levels, the trade names and trademarks associated with this unit may also be at risk for impairment in the future.

Asset Impairment and Other Charges, Net

In 2016, we recorded asset impairment and other charges totaling $27.2 million principally related to compensatory expenses related to the former President/COO's transition, asset impairments in the banana segment in the Philippines and Central America, contract termination charges in the United Kingdom and other charges related to the Kunia, Hawaii well site environmental liability.

In 2015, we recorded asset impairment and other charges totaling $3.4 million principally related to damages resulting from unfavorable weather conditions in Chile and asset impairments in Guatemala, partially offset by a credit on litigation settlement and the reversal of Hawaii accrued environmental liabilities.

Interest Expense

Interest expense consists primarily of interest on borrowings under working capital facilities that we maintain and interest on other long-term debt primarily for capital lease obligations. In 2016, our interest expense decreased primarily due to lower average debt balances.

Other Expense, Net

Other expense, net, primarily consists of currency exchange gains or losses and other miscellaneous income and expense items. During 2016, we incurred lower foreign exchange losses as compared with 2015.

Provision for Income Taxes

The provision for income taxes in 2016 was $11.8 million. Income taxes consist of the consolidation of the tax provisions, computed on a separate entity basis, in each country in which we have operations. Since we are a non-U.S. company with substantial operations outside the United States, a substantial portion of our results of operations is not subject to U.S. taxation. Several of the countries in which we operate have lower tax rates than the United States. We are subject to U.S. taxation on our operations in the United States. From time to time, tax authorities in various jurisdictions in which we operate audit our tax returns and review our tax positions. There are audits presently pending in various countries. There can be no assurance that any tax audits, or changes in existing tax laws or interpretations in countries in which we operate will not result in an increased effective tax rate for us.

Results of Operations

The following table presents, for each of the periods indicated, certain income statement data expressed as a percentage of net sales:

	Year ended
	December 30, 2016	January 1, 2016	December 26, 2014
Statement of Income Data:
Net sales	100.0%	100.0%	100.0%
Gross profit	11.5	8.4	9.3
Selling, general and administrative expenses	4.7	4.5	4.5
Operating income	6.1	2.2	4.4
Interest expense	0.1	0.1	0.1
Net income attributable to
Fresh Del Monte Produce Inc.	5.6	1.5	3.6

The following tables present for each of the periods indicated (i) net sales by geographic region, (ii) net sales by product category and (iii) gross profit by product category and, in each case, the percentage of the total represented thereby:

	Year ended
	December 30, 2016		January 1, 2016		December 26, 2014
	(U.S. dollars in millions)
Net sales by geographic region:
North America	$2,221.5	55%	$2,236.1	55%	$2,113.4	54%
Europe	673.1	17%	721.6	18%	736.1	19%
Middle East	569.8	14%	586.6	14%	554.3	14%
Asia	477.2	12%	441.4	11%	434.5	11%
Other	69.9	2%	70.8	2%	89.2	2%
Total	$4,011.5	100%	$4,056.5	100%	$3,927.5	100%

	Year ended
	December 30, 2016		January 1, 2016		December 26, 2014
	(U.S. dollars in millions)
Net sales by product category:
Banana	$1,811.5	45%	$1,867.6	46%	$1,804.7	46%
Other fresh produce	1,852.6	46%	1,826.3	45%	1,744.7	44%
Prepared food	347.4	9%	362.6	9%	378.1	10%
Total	$4,011.5	100%	$4,056.5	100%	$3,927.5	100%

Gross profit by product category:
Banana	$159.5	35%	$76.5	22%	$109.1	30%
Other fresh produce	236.7	51%	208.7	61%	210.4	58%
Prepared food	65.2	14%	57.1	17%	45.3	12%
Total	$461.4	100%	$342.3	100%	$364.8	100%

2016 Compared with 2015

Net Sales. Net sales for 2016 were $4,011.5 million compared with $4,056.5 million in 2015. The decrease in net sales of $45.0 million was attributable to lower net sales in our banana and prepared food segments, partially offset by higher net sales in our other fresh produce segment.

•
Net sales of bananas decreased $56.1 million principally due to lower net sales in Europe and North America, partially offset by higher net sales in Asia and the Middle East. Worldwide banana sales volume decreased by 4%.

◦	North America banana net sales decreased principally as a result of lower sales volumes attributable to lower industry volumes and increased competition.

◦
Europe banana net sales decreased due to lower sales volume principally as a result of the loss of customers in Northern Europe due to increased competition combined with lower industry volumes. Also, contributing to the decrease in net sales were lower per unit sales prices primarily a result of an unfavorable GBP and Euro exchange rates.

◦	Asia banana net sales increased as a result of higher per unit sales prices and sales volume principally due to increased customer demand and expanded production in the Philippines.

◦
Middle East banana net sales increased principally due to higher sales volume resulting from an expanded customer base and higher volumes from Central America, partially offset by lower per unit sales prices.

•
Net sales in the prepared food segment decreased $15.2 million principally due to lower per unit sales prices in our poultry business in Jordan as a result of increased competition and excess supply in the market. Also, contributing to the decrease in net sales in our prepared food segment were lower sales volume of canned pineapple principally as a result of lower inventory levels in our Kenya operations and lower sales volumes of beverage products principally due to decreased customer demand. Partially offsetting these decreases in net sales were higher pricing of industrial products and new prepared food products in the Middle East market.

•
Net sales in the other fresh produce segment increased $26.3 million principally as a result of higher net sales of avocados, fresh-cut products and plantains, partially offset by lower net sales of pineapples, tomatoes, non-tropical fruit and melons.

◦
Net sales of avocados increased due to higher per unit sales prices in North America primarily due to higher customer demand and higher sales volumes as a result of our expanded sourcing operation in Mexico.

◦
Net sales of fresh-cut products increased due to higher worldwide sales volumes primarily as a result of increased customer demand in all regions combined with higher per unit sales prices in Asia and North America. Contributing to the sales growth in the fresh-cut produce category were higher net sales to convenience stores and to the food service sector.

◦	Net sales of plantains increased due to higher sales volumes in North America and Europe which we source from South America.

◦
Net sales of pineapples decreased due to lower sales volumes primarily as a result of unfavorable weather conditions in our Costa Rica and Philippines production areas and lower sales prices in North America and Europe. Partially offsetting the lower sales volumes were higher per unit sales prices in Asia and the Middle East. Worldwide pineapple sales volume decreased 5%.

◦
Net sales of tomatoes decreased due to a planned reduction of planted acreage in our Florida and Virginia operations, partially offset by higher per unit selling prices. Higher per unit selling prices was primarily the result of a higher percentage of our tomato net sales comprised of re-pack tomatoes which command higher selling prices.

◦
Net sales of non-tropical fruit decreased primarily due to lower sales volumes of grapes in Asia and North America principally as a result of lower supplies from Chile. Also, contributing to the decrease in net sales were lower sales volumes of apples in the Middle East principally as a result of unfavorable market conditions.

Cost of Products Sold. Cost of products sold was $3,550.1 million for 2016 compared with $3,714.2 million in 2015, a decrease of $164.1 million. This decrease was primarily attributable to lower transportation costs, a direct result of lower fuel and vessel operating costs combined with lower rates for containerized shipments. Also contributing to the decrease in cost of product sold was lower banana fruit cost and lower production cost in the prepared food segment resulting from lower procurement cost and improved yields. In addition, cost of product sold also decreased due to a 3% reduction in total worldwide sales volumes.
Gross Profit. Gross profit was $461.4 million for 2016 compared with $342.3 million for 2015, an increase of $119.1 million. This increase was attributable to higher gross profit in all of our business segments.

•
Gross profit in the banana segment increased by $83.0 million principally due to lower fruit cost from Central America combined with lower transportation cost in all regions. Also contributing to the increase in banana gross profit were higher per unit sales price in Asia and higher sales volume in the Middle East and Asia. Worldwide banana per unit sales prices increased 1% and per unit cost decreased 4%.

•
Gross profit in the other fresh produce segment increased $28.0 million principally due to higher gross profit on fresh-cut products, non-tropical fruit and tomatoes, partially offset by lower gross profit on melons and pineapples.

◦
Gross profit fresh-cut products increased principally due to higher sales volumes in all regions mainly as a result of increased customer demand. Also contributing to the increase in gross profit on fresh-cut products were higher per unit sales prices in Asia and North America and lower cost in Europe. Partially offsetting these increases in gross profit were lower per unit selling prices in Europe and the Middle East.

◦
Gross profit on tomatoes improved principally due to higher per unit selling prices for the re-pack tomato business combined with the absence of quality problems that we incurred in our Florida growing operations during 2015.

◦	Gross profit on non-tropical fruit increased due to higher selling prices of grapes in North America primarily as a result of low industry volumes.

◦
Gross profit on melons decreased due to lower per unit selling prices in North America primarily as a result of higher industry volumes and increased competition. Partially offsetting these decreases in gross profit were lower fruit and transportation costs.

◦
Gross profit on pineapples decreased due to lower sales volumes as a result of unfavorable weather conditions in our production areas. Partially offsetting these decreases were lower transportation cost.

•
Gross profit in the prepared food segment increased $8.1 million as a result of higher sales prices on pineapple products principally due to favorable market conditions combined with lower costs. Partially offsetting these increases were lower gross profit in our Jordanian poultry business primarily as a result of lower selling prices due to increased competition.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3.5 million from $183.9 million in 2015 to $187.4 million in 2016. The increase was principally due to higher executive compensation as a result of increased earnings and higher stock price combined with higher professional fees and increased information technology costs. Higher selling, promotional and administrative expenses in Europe as a result of expanded activities were offset by lower selling, promotional and administrative expenses in North America principally as a result of cost savings initiatives.

Loss (Gain) on Disposal of Property, Plant and Equipment. The loss (gain) on disposal of property, plant and equipment netted to zero during 2016 as the loss on disposal of low-yielding banana plants in Costa Rica and Guatemala in order to replant and improve productivity, disposal of deciduous plants in Chile and a loss on the sale of a refrigerated vessel, where partially offset by gains on the sale of surplus land in Central and South America. During 2015, the gain on disposal of property, plant and equipment of $2.1 million consisted primarily of the sales of two refrigerated vessels.
Goodwill and Trademark Impairment. In 2016, we incurred $2.6 million in goodwill impairment representing 100% of the goodwill associated with the poultry business in Jordan in the prepared food segment. This impairment was principally due to underperformance. In 2015, we recorded a goodwill impairment of $66.1 million representing 100% of the goodwill associated with the 2003 acquisition of the tomato and vegetable business in North America. This impairment was principally due to the failure of this business to meet our expectation due to underperformance.

Asset Impairment and Other Charges, Net. Asset impairment and other charges, net, was $27.2 million in 2016 as compared with $3.4 million in 2015.
Asset impairments and other charges, net, for 2016 were:

•	$19.7 million in compensatory expense related to the former President/COO's transition comprised of:

◦	Cash payments, primarily to be paid during the fourth quarter, of $5.0 million in severance plus $4.0 million in tax gross up and $0.8 million in accelerated fourth quarter bonus,
◦$3.0 million related to a 50,000 share grant,
◦$5.9 million of share based payments accelerated due to termination, and
◦$1.0 million of post employment medical benefits;

•	$2.5 million in asset impairment due to our decision to convert a banana plantation in the Philippines to a pineapple plantation during the next three years;

•	$2.5 million in asset impairments and other charges related to drought conditions in Brazil and our decision to abandon certain banana and other fresh produce growing areas;

•	$0.7 million in contract termination charges related to an underutilized facility in the United Kingdom principally related to the banana segment;

•	$1.2 million in impairment charges related to underutilized assets in Central America in the banana segment; and

•	$0.6 million in other charges primarily related to Kunia well site in Hawaii for EPA remediation discount rate adjustment.

Asset impairments and other charges (credits), net, for 2015 were:

•
A credit of $(0.8) million as a result of the settlement of litigation regarding the infringement of EU competition rules by a former indirect subsidiary not controlled by us related our to banana segment;

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

Operating Income. Operating income in 2016 was $244.2 million compared with an operating income of $91.0 million in 2015, an increase of $153.2 million. The increase in operating income was principally due to higher gross profit and lower goodwill and trademark impairment charges, partially offset by higher selling, general and administrative expenses and higher asset impairment and other charges, net.
Interest Expense. Interest expense was $4.1 million in 2016 compared with $4.3 million in 2015, a decrease of $0.2 million. The decrease was principally due to lower average debt balances, partially offset by higher interest rates.
Other Expense, Net. Other expense, net, was $3.4 million for 2016 compared with $7.2 million in 2015. The decrease in other expense, net, of $3.8 million was principally attributable to lower foreign exchange losses.

Provision for Income Taxes. Provision for income taxes was $11.8 million in 2016 compared with $13.7 million in 2015. The decrease in the provision for income taxes of $1.9 million is primarily due to lower taxable income. The tax provision for 2015 includes a benefit of $3.0 million as a result of the settlement of a tax audit, combined with a decrease in taxable income.
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

•
Gross profit in the banana segment decreased by $32.6 million principally due to lower per unit sales prices in North America, the Middle East and Europe, partially offset by lower per unit cost. The decrease in per unit selling prices were primarily the result of increased industry volumes and unfavorable exchange rates. The decrease in per unit cost was principally due to lower ocean freight and distribution costs, partially offset by higher fruit cost due to lower production volumes in Costa Rica that resulted from adverse weather combined with higher fruit procurement costs in Ecuador. Worldwide banana per unit sales prices decreased 3%, and per unit cost decreased 1%.

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
Asset impairments and other charges (credits), net, for 2015 were:

•
A credit of $(0.8) million as a result of the settlement of litigation regarding the infringement of EU competition rules by a former indirect subsidiary not controlled by us related our to banana segment;

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

•	$8.8 million in other charges related to litigation regarding the infringement of European Union competition rules by a former indirect subsidiary not controlled by us related to our banana segment;

•	$1.4 million in other charges related to severance benefits as a result of discontinued export operations in our banana segment in Brazil;

•	$1.3 million asset impairment charge related to the adverse effect to our non-tropical fruit plantations of continued drought conditions in Chile in our other fresh produce segment;

•	$1.7 million in contract termination charges related to under-utilized distribution centers and administrative offices in the United Kingdom primarily related to our banana segment;

•	$0.6 million in asset impairment and other charges related to the restructuring of our plastics business in Chile in our other fresh produce segment;

•	$0.7 million in other charges related to severance benefits as a result of our decision to change to an independent distributor for our prepared food segment in Germany and France;

•	$0.5 million in asset impairment related to an under-performing distribution center in our banana segment in Germany;

•	$0.3 million in asset impairment charge related to a web domain in the other fresh produce segment; and

•	$0.1 million in other charges related to severance benefits for an under-performing fresh-cut facility in the United Kingdom in our other fresh produce segment.

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
Other Expense, Net. Other expense, net, was $7.2 million for 2015 compared with $12.0 million in 2014. The decrease in other expense, net, of $4.8 million was principally attributable to lower foreign exchange losses incurred during 2015 as compared with 2014.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $331.7 million for 2016 compared with $231.1 million for 2015, an increase of $100.6 million. The increase in net cash provided by operating activities was principally attributable to higher net income combined with changes in operating assets and liabilities. Lower other accounts receivables combined with higher accounts payable and accrued expenses were partially offset by higher levels of inventory.

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

Working capital was $592.0 million at December 30, 2016 compared with $604.0 million at January 1, 2016, a decrease of $12.0 million. This decrease in working capital is principally due to lower cash and cash equivalents, prepaid expenses, other accounts receivables and higher accounts payable and accrued expenses. Partially offsetting these decreases were higher levels of fresh produce and prepared food inventory principally in North America. The decrease in prepaid expenses is primarily due to a reduction in foreign currency hedges and the decrease in other accounts receivable is due to lower advances to suppliers.

Net cash used in investing activities was $143.3 million for 2016, $124.7 million for 2015 and $160.2 million for 2014. Net cash used in investing activities for 2016 consisted of $146.7 million in capital expenditures and purchase of businesses of $9.0 million, partially offset by $12.4 million in proceeds from sales of property, plant and equipment. Approximately $75.7 million of our 2016 capital expenditures were related to the banana segment. Banana segment capital expenditures consisted primarily of approximately $34.8 million for expansion of our production operations in the Philippines and approximately $20.8 million for expansion and improvements to our production operations in Central America and Brazil. The remainder of our banana segment capital expenditures of approximately $20.1 million were principally for a new distribution center in South Korea and additional ripening room capacity and other improvements to our distribution centers in North America and the Middle East, including information technology expenditures. Approximately $63.1 million of our 2016 capital expenditures were related to the other fresh produce segment. This consisted principally of $23.6 million for expansion of pineapple operations in Costa Rica and the Philippines and $12.0 million for expansion and improvements to our non-tropical fruit operations in Chile. Also included in our capital expenditures for the other fresh produce segment in 2016, were approximately $22.5 million for expansion and improvements to our fresh-cut operations and distribution facilities in North America and the Middle East and a new tomato operation in Jordan and approximately $5.0 million for new fresh-cut operations in France and South Korea. Approximately $7.9 million of our 2016 capital expenditures were related to our prepared food segment, consisting principally of improvements to our production facilities in Kenya and the Middle East. Purchase of businesses consisted of the purchase of a blueberry farm in Chile for $7.1 million in cash and two apple and grape farms in Chile for $3.5 million, of which $1.9 million was paid in cash and the remaining $1.6 million was paid using the forgiveness of previous advances to the growers. The purchase of businesses was funded using operating cash flows and available borrowings under the Credit Facility. Proceeds from sale of property, plant and equipment for 2016 consisted primarily of the sale of surplus land in Central and South America and the sale of a refrigerated vessel and other surplus equipment.

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

Net cash used in financing activities was $192.5 million for 2016, $127.7 million for 2015 and $88.7 million for 2014. Net cash used in financing activities for 2016 consisted of $26.5 million for net payments on long-term debt, $45.0 million for purchase of noncontrolling interest, $0.2 million for distributions to noncontrolling interests, $108.4 million in repurchase and retirement of ordinary shares and $28.2 million in dividends paid, partially offset by $12.2 million in proceeds from stock options exercised and $3.6 million in excess tax benefit from stock-based compensation. Purchase of noncontrolling interest of $45.0 million related to our purchase on April 28, 2016 of the remaining 60% noncontrolling interest in one of our pineapple producers, which was paid using operating cash flows and available borrowings under the Credit Facility. This purchase of the noncontrolling interest allows us to take management control of this Del Monte Gold® Extra Sweet pineapple operation and facilitates its expansion.

Net cash used in financing activities for 2015 of $127.7 million consisted of $19.0 million for net payments on long-term debt, $1.8 million for distributions to noncontrolling interests, $117.4 million in repurchase of ordinary shares and $26.2 million in dividends paid, partially offset $35.3 million in proceeds from stock options exercised and $1.4 million in excess tax benefit from stock-based compensation.

Net cash used in financing activities for 2014 of $88.7 million consisted of $131.1 million in repurchase of ordinary shares and $27.9 million in dividends paid, partially offset by $16.3 million of net borrowings on long-term debt, $5.0 million in contributions from noncontrolling interest, $48.9 million in proceeds from stock options exercised and $0.1 million in excess tax benefit from stock-based compensation. Repurchases of ordinary shares of $131.1 million were made under our 2013 three-year stock repurchase program and included approximately $81.6 million related to our modified dutch auction tender offer which expired on December 2, 2014.

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

On June 21, 2016, we renewed the renewable 364-day, $25.0 million commercial and stand-by letter of credit facility with Rabobank Netherland, entered on June 22, 2005.

At December 30, 2016, we had borrowings of $230.5 million outstanding under the Credit Facility bearing interest at a per annum rate of 1.75%. In addition, we pay an unused commitment fee.

The Credit Facility is unsecured as long as we meet a certain leverage ratio and also requires us to comply with certain financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers.  As of December 30, 2016, we were in compliance with all of the financial and other covenants contained in the Credit Facility.

At December 30, 2016, we had $592.0 million of borrowing availability under committed working capital facilities, primarily under the Credit Facility.  At December 30, 2016, we applied $14.2 million to the Rabobank Nederland letter of credit facility, comprised primarily of certain contingent obligations and other governmental agencies and purchases of equipment guarantees. We also had $14.5 million in other letters of credit and bank guarantees not included in the letter of credit facility.

As of December 30, 2016, we had $232.3 million of long-term debt and capital lease obligations, including the current portion, consisting of $230.5 million outstanding under the Credit Facility, and $1.8 million of capital lease obligations.

Based on our operating plan, combined with our borrowing limit under our Credit Facility, we believe we will have sufficient resources to meet our cash obligations in the foreseeable future. As of December 30, 2016, we had cash and cash equivalents of $20.1 million.

We paid approximately $0.9 million primarily for contractual obligations during 2016, as a result of the closure of distribution centers in the United Kingdom and Germany. We expect to make additional payments of approximately $1.0 million principally related to closure of certain facilities in the United Kingdom. These cash outlays were or will be funded from operating cash flows and available borrowings under our credit facilities.

The principal capital expenditures planned for 2017 consist primarily of the expansion and improvement of production facilities in Costa Rica, the Philippines, Kenya, Nicaragua, Mexico, Jordan, Saudi Arabia and Chile. In addition, we also plan capital expenditures for expansion and improvements of our distribution and fresh-cut facilities in the United States and South Korea. We expect to fund our capital expenditures in 2017 through operating cash flows and borrowings under our Credit Facility. We generated cash from operations of $331.7 million in 2016 and had $569.5 million of borrowing capacity available under our Credit Facility as of December 30, 2016.

The fair value of our derivatives related to our foreign currency cash flow hedges changed from a net asset of $11.9 million as of January 1, 2016 to a net asset of $5.4 million as of December 30, 2016.  For foreign currency hedges, these fluctuations are primarily driven by the strengthening or weakening of the U.S. dollar compared to currencies being hedged relative to the contracted exchange rates and the settling of a number of contracts throughout 2016. During 2016, derivative contracts to hedge the euro and Japanese yen relative to our sales were settled; derivative contracts to hedge the Korean won relative to our cost of sales were also settled. The change in 2016 was primarily related to the settling of the majority of the contracts throughout 2016.

We enter into derivative instruments with counterparties that are highly rated and do not expect a deterioration of our counterparty’s credit ratings; however, the deterioration of our counterparty’s credit ratings would affect the Consolidated  Financial Statements in the recognition of the fair value of the hedges that would be transferred to earnings as the contracts settle. We expect that $5.4 million of the net fair value of hedges recognized as a net gain in accumulated other comprehensive income will be transferred to earnings during the next 12 months along with the effect of the related forecasted transaction.

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

We recognize share-based compensation expense over the requisite service period, which is generally the vesting period of each award. Share-based compensation expense related to stock options, restricted stock awards and restricted stock units, for the year ended December 30, 2016, included in the determination of income before provision for income taxes and net income, totaled $24.9 million and is included in the accompanying Consolidated Statements of Income for the year ended December 30, 2016 in selling, general and administrative expenses.

We realized an excess share-based payment deduction resulting from stock options exercised through a reduction in taxes currently payable and related effect on cash flows of $3.6 million for the year ended December 30, 2016. The amount of cash received from the exercise of stock options was $12.2 million for the year ended December 30, 2016.

Goodwill and Indefinite-Lived Intangible Assets

We assess goodwill and indefinite-lived intangible assets for impairment on an annual basis on the first day of the fourth quarter of each year, or sooner if events indicate such a review is necessary. During 2016, we recorded a goodwill impairment of $2.6 million representing 100% of the goodwill associated with the poultry business in Jordan in the prepared food segment. This impairment was principally due to underperformance.

Based on the annual impairment review of goodwill performed as of the first day of our fourth quarter in 2015 and due to the failure of the tomato and vegetable business in North America to meet our expectations, we wrote-off $66.1 million of goodwill, which was related to the 2003 tomato and vegetable business acquisition. We determined that there was no remaining implied fair value of goodwill for the tomato and vegetable business utilizing the discounted cash flow method, an income approach valuation method, which indicates the fair value of a business based on the cash flows that the business can be expected to generate. The implied fair value of goodwill, if any, is determined by comparing the value of the business using the discounted cash flow method to the fair value of the net assets of that business. As of December 30, 2016, we are not aware of any items or events that would cause an adjustment to the carrying value of Goodwill and Indefinite-Lived Intangible Assets.

As part of the 2004 Del Monte Foods acquisition, we also acquired perpetual, royalty-free licenses to use the DEL MONTE® brand for processed and/or canned food in more than 100 countries throughout Europe, Africa, the Middle East and countries formerly part of the Soviet Union.  This indefinite-lived intangible asset is not being amortized but is reviewed for impairment on the annual impairment assessment performed during the fourth quarter consistent with the Codification guidance on “Intangibles – Goodwill and Other” and includes $44.0 million in other non-current assets at December 30, 2016 related to these licenses.

The fair value of the banana reporting unit's goodwill and the prepared food unit’s remaining trade names and trademarks are highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets. If the banana and the prepared food reporting units do not perform to expected levels, the banana goodwill and the trade names and trademarks associated with the prepared reporting unit may also be at risk for impairment in the future.

The following table highlights the sensitivities of the indefinite-lived intangibles at risk as of December 30, 2016 (U.S. dollars in millions):

	Banana Reporting Unit Goodwill	Prepared Reporting Unit Trade Names and Trademarks
Carrying value of indefinite-lived intangible assets	$64.2	$44.0

Approximate percentage by which the fair value exceeds the carrying value based on annual impairment test as of 1st day of fourth quarter	25.0%	2.0%

Amount that a one percentage point increase in the discount rate and a 5% decrease in cash flows would cause the carrying value to exceed the fair value and trigger a fair valuation	$18.1	$4.7

Impairment of Long-Lived Assets

We account for the impairment of long-lived assets in accordance with the Codification guidance related to “Property, Plant and Equipment”. The Codification guidance requires write-downs to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. We recorded charges related to impairment of long-lived assets of $6.0 million in 2016, $3.1 million in 2015 and $2.2 million in 2014. Such charges are included in asset impairment and other charges, net in the accompanying Consolidated Statements of Income for the years ended December 30, 2016, January 1, 2016 and December 26, 2014.

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

Environmental Remediation Liabilities

Estimated expenses associated with environmental remediation obligations are accrued when such expenses are probable and can be reasonably estimated. We have recorded provisions for the Kunia Well Site related to the expected environmental remediation. The related liability is based on the Record of Decision, which was issued by the EPA on September 25, 2003. In 2004, we commenced certain remediation and further testing activities. The total liability for the Kunia Well Site was $13.7 million for both years ended December 30, 2016 and January 1, 2016. Going forward, we expect to expend approximately $3.8 million for 2017 through 2021 on this matter. The ultimate amount of the cost for the expected environmental remediation of the Kunia Well Site is dependent on the actual cost. Actual remediation costs could significantly differ from our estimates.

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

During the second and third quarters of 2016, we recognized $1.2 million in asset impairment and other charges related to certain underutilized assets in Central America. The asset impairment consisted of a write-down of $1.2 million related to the assets with a carrying value of $2.2 million. We estimated the fair value of these assets of $1.0 million using the market approach. The fair value of these assets are classified as Level 3 of the fair value hierarchy due to the mix of unobservable inputs utilized.

During the second quarter of 2016, we recognized $2.5 million in asset impairment and other charges as a result of our decision to convert a banana plantation in the Philippines to a pineapple plantation during the next three years. The asset impairment consisted of a write-down of $2.5 million related to the plantation with a carrying value of $2.8 million. The plantation was written down to a fair value of $0.3 million. We estimated the fair value of this asset using an income based approach, whereby our cash flows were adjusted for a market premium risk. The fair value of the plantation of $0.3 million is classified as Level 3 of the fair value hierarchy due to the mix of unobservable inputs utilized.

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

New Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU"), Improvements to Employee Share-Based Payment Accounting, to simplify certain aspects of the accounting for share-based payment transactions to employees. The new standard requires excess tax benefits and tax deficiencies to be recorded in the statements of income as a component of the provision for income taxes when stock awards vest or are settled. In addition, it eliminates the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities on the consolidated statements of cash flows. The standard also provides an accounting policy election to account for forfeitures as they occur, allows us to withhold more of an employee’s vesting shares for tax withholding purposes without triggering liability accounting, and clarifies that all cash payments made to tax authorities on an employee’s behalf for withheld shares should be presented as a financing activity on our cash flows statement. The new standard is effective for us beginning December 31, 2016, the first day of our 2017 year, with early adoption permitted. We have evaluated the impact of adoption of this ASU on our financial condition, result of operations and cash flows, and have disclosed this effect in Note 2, “Summary of Significant Accounting Policies” to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

In February 2016, the FASB issued an ASU, Leases, which requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize a straight-line total lease expense. The guidance also requires qualitative and specific quantitative disclosures to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities, including significant judgments and changes in judgments. This ASU will be effective for us beginning the first day of our 2019 fiscal year. Early adoption is permitted. We are evaluating the impact of adoption of this ASU on our financial condition, result of operations and cash flows, and as such, we are not able to estimate the effect the adoption of the new standard will have on our financial statements.

In November 2015, the FASB issued an ASU, Balance Sheet Classification of Deferred Taxes, which amends the existing accounting standards for income taxes. The amendment required companies to report their deferred tax liabilities and deferred tax assets each as a single non-current item on their classified balance sheets. The Company elected to adopt the amendments in the first quarter of fiscal year 2016 and applied them prospectively to the current period presented, as permitted by the standard. The adoption of the amendments had no impact on the Company's net earnings or cash flow from operations for any period presented.

In May 2014, the FASB issued an ASU, Revenue From Contracts with Customers, in the form of a comprehensive new revenue recognition standard that will supersede existing revenue guidance. The ASU's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard outlines a five step model, whereby revenue is recognized as performance obligations within a contract are satisfied. The standard also requires new, expanded disclosures regarding revenue recognition. The amendments in this ASU will be effective for us beginning the first day of our 2018 fiscal year. Early adoption is not permitted. We are evaluating the impact of adoption of this ASU on our financial condition, result of operations and cash flows, and as such, we are not able to reasonably estimate the effect that the adoption of the new standard will have on our financial statements. We have commenced an initial analysis and have a team in place to analyze the impact of this ASU. This includes reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under the new standard. The standard permits the use of either the retrospective or modified retrospective transition method. We will adopt the new standard using the modified retrospective transition method, under which the cumulative effect of initially applying the new guidance is recognized as an adjustment to the opening balance of retained earnings on the first day of our 2018 fiscal year.

Trend Information

Our net sales are affected by numerous factors, including mainly the balance between the supply of and demand for our produce and competition from other fresh produce companies. Our net sales are also dependent on our ability to supply a consistent volume and quality of fresh produce to the markets we serve. For example, seasonal variations in demand for bananas as a result of increased supply and competition from other fruit are reflected in the seasonal fluctuations in banana prices, with the first six months of each year generally exhibiting stronger demand and higher prices, except in those years where an excess supply exists.  In 2016, our overall banana sales volume decreased by 4% and our average per unit sales prices increased by 1% resulting in an overall decrease of 3% in net sales. Our net sales of other fresh produce were positively impacted by higher sales volumes and per unit sales prices of avocados in North America and higher sales volumes of fresh-cut products in all regions. Negatively impacting our net sales of other fresh produce was a 5% decrease in sales volume of pineapples as well as significantly lower sales volume of tomatoes.  During 2016, our prepared food net sales decreased principally as a result of lower sale prices due to increased competition in our poultry business in Jordan.

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

In the pineapple and non-tropical fruit markets, we believe that the high degree of capital investment and cultivation expertise required, as well as the longer length of the growing cycle, makes it relatively difficult to enter the market. In addition, our profitability has depended significantly on our gross profit on the sale of our Del Monte Gold ® Extra Sweet pineapples. In 2016, our overall pineapple sales volume decreased by 5% mostly due to unfavorable growing conditions in our Costa Rica and Philippines operations, and our average per unit sales prices were relatively flat. Increased competition in the production and sale of Del Monte Gold ® Extra Sweet pineapples could adversely affect our results. We expect these competitive pressures to continue in 2017.

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

For example, banana import regulations have in prior years restricted our access to the EU banana market and increased the cost of doing business in the EU.  In December 2009, the EU entered into an agreement with certain Latin America banana exporting countries to settle the long running dispute over banana import tariffs. This agreement was ratified in May 2010. Under this agreement, the EU will gradually reduce import tariffs on bananas from Latin America on an annual basis from the current level of €132 per ton in 2015 to €114 per ton by 2019, except for countries under FTA's. Countries under FTA's that have signed bilateral agreements with the EU in 2012 are benefiting from accelerated but gradual reduction of import duties. FTA's are in effect for Central American countries, Columbia, and Peru. The duty for FTA countries was €110 per ton in 2015, and the duty was €103 per ton for 2016 and will be reduced to €75 by January 1, 2020. We cannot predict the impact of further changes to the banana import tariffs or new quotas on the EU banana market.

Our costs are determined in large part by the prices of fuel and packaging materials, including containerboard, plastic, resin and tin plate. We may be adversely affected if sufficient quantities of these materials are not available to us. Any significant increase in the cost of these items could also materially and adversely affect our operating results. Other than the cost of our products (including packaging), sea and inland transportation costs represent the largest component of cost of products sold. During 2015, cost of fuel decreased 41%, containerboard decreased 3% and fertilizer decreased 9%. During 2016, cost of fuel decreased 25%, containerboard decreased 4% and fertilizer decreased 13%. In addition, we are subject to the volatility of the charter vessel market because six of our refrigerated vessels are chartered. These charters are principally for periods of one to 10 years.  Charter rates have generally remained stable over the past three years. As a result, significant increases in fuel, packaging material, fertilizer and charter rates would materially and adversely affect our results.

Since our financial reporting currency is the U.S. dollar, our net sales are significantly affected by fluctuations in the value of the currency in which we conduct our sales versus the dollar, with a strong dollar versus such currencies resulting in decreased net sales in dollar terms. Including the effect of our foreign currency hedges, net sales for 2016 were negatively impacted by $28.0 million, as compared to 2015, principally as a result of a weaker euro, British pound and Korean won. Our costs are affected by fluctuations in the value of the currency in which we have significant operations versus the dollar, with lower costs resulting from a strong U.S. dollar. During 2016, cost of products sold was positively impacted by approximately $17.8 million as compared with 2015 due to a weaker euro, British pound and Korean won, partially offset by a stronger Japanese yen.

Tabular Disclosure of Contractual Obligations

The following details information with respect to our contractual obligations as of December 30, 2016.

	(U.S. dollars in millions)
Contractual obligations by period	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Fruit purchase agreements	$1,688.5	$371.5	$721.9	$595.1	$—
Purchase obligations	187.4	132.4	26.3	15.5	13.2
Operating leases and charter agreements	169.0	47.6	77.6	22.7	21.1
Capital lease obligations	1.8	0.7	0.9	0.2	—
Long-term debt	232.3	0.6	—	231.7	—
Interest on long-term debt and capital lease obligations (1)	36.3	5.9	17.7	12.7	—
Retirement benefits	97.4	10.3	19.8	19.3	48.0
Uncertain tax positions	3.2	—	1.4	0.6	1.2
Totals	$2,415.9	$569.0	$865.6	$897.8	$83.5
 (1) We utilize a variable interest rate on our long-term debt, and for presentation purposes we have used an assumed rate of 3%.

We have agreements to purchase the entire or partial production of certain products of our independent growers primarily in Guatemala, Costa Rica, Philippines, Ecuador, Chile, Colombia and Cameroon that meet our quality standards. Total purchases under these agreements amounted to $816.0 million for 2016, $887.2 million for 2015, and $811.3 million for 2014.

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

Exchange Rate Risk

Because we conduct our operations in many areas of the world involving transactions denominated in a variety of currencies, our results of operations as expressed in U.S. dollars may be significantly affected by fluctuations in rates of exchange between currencies. These fluctuations could be significant. Approximately 36% of our net sales and a significant portion of our costs and expenses in 2016 were denominated in currencies other than the dollar. We generally are unable to adjust our non-dollar local currency sales prices to reflect changes in exchange rates between the dollar and the relevant local currency. As a result, changes in exchange rates between the euro, Japanese yen, British pound or other currencies in which we receive sale proceeds and the dollar have a direct impact on our operating results. There is normally a time lag between our sales and collection of the related sales proceeds, exposing us to additional currency exchange rate risk.

To reduce currency exchange rate risk, we generally exchange local currencies for dollars promptly upon receipt. We periodically enter into currency forward contracts as a hedge against a portion of our currency exchange rate exposures; however, we may decide not to enter into these contracts during any particular period. As of December 30, 2016, we had several foreign currency cash flow hedges outstanding. The fair value of these hedges as of that date was a net liability of $5.4 million.

The results of a hypothetical 10% strengthening in the average value of the dollar during 2016 relative to the other currencies in which a significant portion of our net sales are denominated would have resulted in a decrease in net sales of approximately $144.0 million for the year ended December 30, 2016. This calculation assumes that each exchange rate would change in the same direction relative to the dollar. Our sensitivity analysis of the effects of changes in currency exchange rates does not factor in a potential change in sales levels or any offsetting gains on currency forward contracts.

Interest Rate Risk

As described in Note 11, “Long-Term Debt and Capital Lease Obligations” to the Consolidated Financial Statements, our indebtedness is both variable and fixed rate.

At December 30, 2016, our variable rate total debt had a carrying value of $230.5 million. The fair value of the debt approximates the carrying value because the variable rates approximate market rates. A 10% increase in the interest rate for 2016 would have resulted in a negative impact of approximately $0.4 million on our results of operations for the year ended December 30, 2016.

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

Based on our evaluation under the COSO criteria, our management concluded that our internal control over financial reporting was effective as of December 30, 2016.

The effectiveness of our internal control over financial reporting as of December 30, 2016 has been audited by Ernst & Young LLP, an independent registered certified public accounting firm, as stated in their report that is included elsewhere herein. That report expresses an unqualified opinion on the effectiveness of our internal control over financial reporting.

Fresh Del Monte Produce Inc.

Report of Independent Registered Certified Public Accounting Firm
The Board of Directors and Shareholders of Fresh Del Monte Produce Inc.
We have audited Fresh Del Monte Produce Inc. and subsidiaries’ internal control over financial reporting as of December 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Fresh Del Monte Produce Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Fresh Del Monte Produce Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 30, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fresh Del Monte Produce Inc. and subsidiaries as of December 30, 2016 and January 1, 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 30, 2016, of Fresh Del Monte Produce Inc. and subsidiaries and our report dated February 21, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Miami, Florida
February 21, 2017

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Shareholders of Fresh Del Monte Produce Inc.

We have audited the accompanying consolidated balance sheets of Fresh Del Monte Produce Inc. and subsidiaries as of December 30, 2016 and January 1, 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 30, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fresh Del Monte Produce Inc. and subsidiaries at December 30, 2016 and January 1, 2016, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 30, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fresh Del Monte Produce Inc. and subsidiaries’ internal control over financial reporting as of December 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Miami, Florida
February 21, 2017

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(U.S. dollars in millions, except share and per share data)

	December 30, 2016	January 1, 2016
Assets
Current assets:
Cash and cash equivalents	$20.1	$24.9
Trade accounts receivable, net of allowance of $11.3 and $9.3, respectively	349.2	346.1
Other accounts receivable, net of allowance of $7.8 and $7.9, respectively	63.0	71.3
Inventories, net	493.2	481.9
Deferred income taxes	—	11.9
Prepaid expenses and other current assets	35.6	49.7
Total current assets	961.1	985.8

Investments in and advances to unconsolidated companies	2.0	2.0
Property, plant and equipment, net	1,272.0	1,215.4
Deferred income taxes	66.2	42.6
Other noncurrent assets	91.1	86.6
Goodwill	260.9	263.7
Total assets	$2,653.3	$2,596.1

Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued expenses	$360.5	$359.1
Current portion of long-term debt and capital lease obligations	0.6	1.5
Deferred income taxes	—	14.9
Income taxes and other taxes payable	8.0	6.3
Total current liabilities	369.1	381.8

Long-term debt and capital lease obligations	231.7	252.7
Retirement benefits	93.6	86.5
Other noncurrent liabilities	50.8	50.1
Deferred income taxes	91.7	74.1
Total liabilities	836.9	845.2

Commitments and contingencies

Shareholders' equity:

Preferred shares, $0.01 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.01 par value; 200,000,000 shares authorized; 51,256,906 and 52,542,965 issued and outstanding, respectively	0.5	0.5
Paid-in capital	549.7	568.2
Retained earnings	1,285.8	1,162.3
Accumulated other comprehensive loss	(44.2)	(23.0)
Total Fresh Del Monte Produce Inc. shareholders' equity	1,791.8	1,708.0
Noncontrolling interests	24.6	42.9
Total shareholders' equity	1,816.4	1,750.9
Total liabilities and shareholders' equity	$2,653.3	$2,596.1

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(U.S. dollars in millions, except share and per share data)

	Year ended
	December 30, 2016	January 1, 2016	December 26, 2014
Net sales	$4,011.5	$4,056.5	$3,927.5
Cost of products sold	3,550.1	3,714.2	3,562.7
Gross profit	461.4	342.3	364.8

Selling, general and administrative expenses	187.4	183.9	175.8
Loss (gain) on disposal of property, plant and equipment	—	(2.1)	4.3
Goodwill impairment charges	2.6	66.1	—
Asset impairment and other charges, net	27.2	3.4	11.2
Operating income	244.2	91.0	173.5

Interest expense	4.1	4.3	3.2
Interest income	0.7	0.6	0.6
Other expense, net	3.4	7.2	12.0
Income before income taxes	237.4	80.1	158.9

Provision for income taxes	11.8	13.7	14.3
Net income	$225.6	$66.4	$144.6

Less: Net income attributable to noncontrolling interests	0.5	4.0	2.2
Net income attributable to Fresh Del Monte Produce Inc.	$225.1	$62.4	$142.4

Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Basic	$4.37	$1.18	$2.54

Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Diluted	$4.33	$1.17	$2.53

Dividends declared per ordinary share	$0.55	$0.50	$0.50

Weighted average number of ordinary shares:
Basic	51,507,755	52,750,212	55,966,531
Diluted	51,962,195	53,199,533	56,347,092

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(U.S. dollars in millions)

	Year ended
	December 30, 2016	January 1, 2016	December 26, 2014
Net income	$225.6	$66.4	$144.6

Other comprehensive income (loss):
Net unrealized (loss) gain on derivatives	(6.5)	(13.3)	28.3
Net unrealized foreign currency translation (loss)	(10.2)	(14.9)	(12.8)
Net change in retirement benefit adjustment, net of tax	(4.1)	1.6	(9.7)
Comprehensive income	204.8	39.8	150.4
Less: comprehensive income attributable to noncontrolling interests	0.9	3.0	2.0
Comprehensive income attributable to Fresh Del Monte Produce Inc.	$203.9	$36.8	$148.4

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in millions)

	Year ended
	December 30, 2016	January 1, 2016	December 26, 2014
Operating activities:
Net income	$225.6	$66.4	$144.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78.5	72.4	73.3
Amortization of debt issuance costs	0.5	0.5	0.4
Stock-based compensation expense	24.9	16.8	12.4
Goodwill impairment charges	2.6	66.1	—
Asset impairment charges, net	6.0	3.1	2.2
Change in uncertain tax positions	(0.4)	0.6	0.2
Loss (gain) on disposal of property, plant and equipment	—	(2.1)	4.3
Deferred income taxes	(8.2)	0.9	4.7
Excess tax benefit from stock-based compensation	(3.6)	(1.4)	(0.1)
Foreign currency translation adjustment	(7.1)	(6.3)	(4.4)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	5.8	(9.7)	(20.2)
Inventories	(11.8)	20.2	8.2
Prepaid expenses and other current assets	7.6	4.0	(11.9)
Accounts payable and accrued expenses	11.8	2.9	17.5
Other noncurrent assets and liabilities	(0.5)	(3.3)	(0.5)
Net cash provided by operating activities	331.7	231.1	230.7

Investing activities:
Capital expenditures	(146.7)	(131.6)	(149.1)
Proceeds from sales of property, plant and equipment	12.4	6.9	1.6
Purchase of businesses	(9.0)	—	(12.7)
Net cash used in investing activities	(143.3)	(124.7)	(160.2)

Financing activities:
Borrowings from long-term debt	621.9	587.6	628.8
Payments on long-term debt	(648.4)	(606.6)	(612.5)
Purchase of noncontrolling interest	(45.0)	—	—
Contributions from (distributions to) noncontrolling interests	(0.2)	(1.8)	5.0
Proceeds from stock options exercised	12.2	35.3	48.9
Excess tax benefit from stock-based compensation	3.6	1.4	0.1
Repurchase and retirement of ordinary shares	(108.4)	(117.4)	(131.1)
Dividends paid	(28.2)	(26.2)	(27.9)
Net cash used in financing activities	(192.5)	(127.7)	(88.7)

Effect of exchange rate changes on cash	(0.7)	12.1	9.8
Net decrease in cash and cash equivalents	(4.8)	(9.2)	(8.4)
Cash and cash equivalents, beginning	24.9	34.1	42.5
Cash and cash equivalents, ending	$20.1	$24.9	$34.1

Supplemental cash flow information:
Cash paid for interest	$3.2	$3.6	$2.9
Cash paid for income taxes	$13.9	$8.8	$9.3

Non-cash financing and investing activities:
Purchase of businesses	$1.6	$—	$0.2
Retirement of ordinary shares	$106.6	$104.0	$146.5
Purchases of assets under capital lease obligations	$0.9	$1.1	$0.8
Dividends on restricted share units	$(0.7)	(0.4)	(0.1)
See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(U.S. dollars in millions, except share data)

	Ordinary Shares Outstanding	Ordinary Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Fresh Del Monte Produce Inc. Shareholders' Equity	Non-Controlling Interests	Total Shareholders' Equity
Balance at December 27, 2013	56,218,437	$0.6	$530.1	$1,185.8	$(3.4)	$1,713.1	$38.1	$1,751.2
Exercises of stock options	1,945,939	—	48.9	—	—	48.9	—	48.9
Issuance of restricted stock awards	26,117	—	—	—	—	—	—	—
Issuance of restricted stock units	287,202	—	—	—	—	—	—	—
Share-based payment expense	—	—	12.4	—	—	12.4	—	12.4
Tax deficiency from share-based compensation, net	—	—	(0.5)	—	—	(0.5)	—	(0.5)
Capital contribution from non-controlling interest	—	—	—	—	—	—	(0.1)	(0.1)
Repurchase and retirement of ordinary shares	(4,577,772)	(0.1)	(44.5)	(101.9)	—	(146.5)	—	(146.5)
Dividend declared	—	—	—	(27.9)	—	(27.9)	—	(27.9)
Comprehensive income:						—
Net income (loss)	—	—	—	142.4	—	142.4	2.2	144.6
Unrealized gain on derivatives	—	—	—	—	28.3	28.3	—	28.3
Net unrealized foreign currency translation loss	—	—	—	—	(12.8)	(12.8)	—	(12.8)
Change in retirement benefit adjustment, net of tax	—	—	—	—	(9.5)	(9.5)	(0.2)	(9.7)
Comprehensive income (loss)						148.4	2.0	150.4
Balance at December 26, 2014	53,899,923	$0.5	$546.4	$1,198.4	$2.6	$1,747.9	$40.0	$1,787.9
Exercises of stock options	1,320,103	—	35.3	—	—	35.3	—	35.3
Issuance of restricted stock awards	21,875	—		—	—	—	—	—
Issuance of restricted stock units	239,624	—	0.4	(0.4)	—	—	—	—
Share-based payment expense	—	—	16.8	—	—	16.8	—	16.8
Tax deficiency from share-based compensation, net	—	—	1.4	—	—	1.4	—	1.4
Repurchase and retirement of ordinary shares	(2,938,560)	—	(32.1)	(71.9)	—	(104.0)	—	(104.0)
Dividend declared	—	—	—	(26.2)	—	(26.2)	(0.1)	(26.3)
Comprehensive income:						—
Net income	—	—	—	62.4	—	62.4	4.0	66.4
Unrealized loss on derivatives	—	—	—	—	(13.3)	(13.3)	—	(13.3)
Net unrealized foreign currency translation loss	—	—	—	—	(14.0)	(14.0)	(0.9)	(14.9)
Change in retirement benefit adjustment, net of tax	—	—	—	—	1.7	1.7	(0.1)	1.6
Comprehensive income						36.8	3.0	39.8
Balance at January 1, 2016	52,542,965	$0.5	$568.2	$1,162.3	$(23.0)	$1,708.0	$42.9	$1,750.9
Exercises of stock options	471,653	—	12.2	—	—	12.2	—	12.2
Issuance of restricted stock awards	22,946	—	—	—	—	—	—	—
Issuance of restricted stock units	544,577	—	0.6	(0.6)	—	—	—	—
Share-based payment expense	—	—	24.9	—	—	24.9	—	24.9
Excess tax benefit from share-based payments	—	—	3.6	—	—	3.6	—	3.6
Acquisition of non-controlling interest	—	—	(25.5)	—	—	(25.5)	(19.5)	(45.0)
Capital contribution to non-controlling interest	—	—	(0.5)	—	—	(0.5)	0.4	(0.1)
Repurchase and retirement of ordinary shares	(2,325,235)	—	(33.8)	(72.8)	—	(106.6)	—	(106.6)
Dividend declared	—	—	—	(28.2)	—	(28.2)	(0.1)	(28.3)
Comprehensive income:						—
Net income	—	—	—	225.1	—	225.1	0.5	225.6
Unrealized loss on derivatives	—	—	—	—	(6.5)	(6.5)	—	(6.5)
Net unrealized foreign currency translation loss (gain)	—	—	—	—	(10.6)	(10.6)	0.4	(10.2)
Change in retirement benefit adjustment, net of tax	—	—	—	—	(4.1)	(4.1)		(4.1)
Comprehensive income						203.9	0.9	204.8
Balance at December 30, 2016	51,256,906	$0.5	$549.7	$1,285.8	$(44.2)	$1,791.8	$24.6	$1,816.4

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

Reference in this Report to "Fresh Del Monte", “we”, “our” and “us” and the “Company” refer to Fresh Del Monte Produce Inc. and its subsidiaries, unless the context indicates otherwise.

We were incorporated under the laws of the Cayman Islands in 1996 and are engaged primarily in the worldwide production, transportation and marketing of fresh produce. We source our products, which include bananas, pineapples, melons and non-tropical fruit (including grapes, apples, pears, peaches, plums, nectarines, citrus, kiwis and blueberries) avocados and tomatoes, primarily from Central America, South America, Africa and the Philippines. We also source products from North America, Europe and the Middle East and distribute our products in North America, Europe, Middle East, Asia, South America and Africa. Products are sourced from our company-owned farms, through joint venture arrangements and through supply contracts with independent growers. We have the exclusive right to use the DEL MONTE® brand for fresh fruit, fresh vegetables and other fresh and fresh-cut produce and certain other specified products on a royalty-free basis under a worldwide, perpetual license from Del Monte Corporation, an unaffiliated company that owns the DEL MONTE® trademark. We are also a producer, marketer and distributor of prepared fruit and vegetables, juices and snacks and we hold a perpetual, royalty-free license to use the DEL MONTE® brand for prepared foods throughout Europe, Africa, the Middle East and countries formerly part of the Soviet Union. Del Monte Corporation and several other unaffiliated companies manufacture, distribute and sell under the DEL MONTE® brand canned or processed fruit, vegetables and other produce, as well as dried fruit, snacks and other products in certain geographic regions.

We are required to evaluate events occurring after December 30, 2016, our fiscal year end, for recognition and disclosure in the Consolidated Financial Statements for the year ended December 30, 2016.  Events are evaluated based on whether they represent information existing as of December 30, 2016, which require recognition in the Consolidated Financial Statements, or new events occurring after December 30, 2016, which do not require recognition but require disclosure if the event is significant to the Consolidated Financial Statements.  We evaluated events occurring subsequent to December 30, 2016 through the date of issuance of these Consolidated Financial Statements.

2. Summary of Significant Accounting Policies

Principles of Consolidation

Our Consolidated Financial Statements include the accounts of our majority owned subsidiaries, which we control due to ownership of a majority voting interest and we consolidate variable interest entities (VIEs) when we have variable interests and are the primary beneficiary. We continually evaluate our involvement with VIEs to determine when these criteria are met. Our fiscal year end is the last Friday of the calendar year or the first Friday subsequent to the end of the calendar year, whichever is closest to the end of the calendar year. All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain reclassification of prior period balances have been made to confirm to current presentation.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Summary of Significant Accounting Policies (continued)

Trade Receivables and Concentrations of Credit Risk

Trade receivables less allowances are recognized on our accompanying Consolidated Balance Sheets at net realizable value, which approximates fair value. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and customers’ credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience, specific customer collection issues that we have identified and reviews of the aging of trade receivables based on contractual terms. We generally do not require collateral on trade accounts receivable. Write-off of accounts receivable is done only when all collection efforts have been exhausted without success. No single customer’s receivable balance is considered to be large enough to pose a significant credit risk to us, except trade accounts receivable from one customer, which represents approximately 10.7% of trade accounts receivable, net of allowance. This customer is current with its payments.

Other Accounts Receivable

Other accounts receivable less allowances are recognized on our accompanying Consolidated Balance Sheets at net realizable value, which approximates fair value. Other accounts receivable includes value-added taxes (“VAT”) receivables, seasonal advances to growers and suppliers, which are usually short-term in nature, and other financing receivables.

VAT are primarily related to purchases by production units and are refunded by the taxing authorities. As of December 30, 2016, we had $21.1 million, net of allowance of $0.8 million, classified as current in other accounts receivable and $21.0 million, net of allowance of $12.5 million, classified as noncurrent assets on our Consolidated Balance Sheets. As of January 1, 2016, we had $20.6 million, net of allowance of $1.0 million, classified as current in other accounts receivable and $19.4 million, net of allowance of $9.2 million, classified as other noncurrent assets in our Consolidated Balance Sheets.

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

Inventories consisted of the following (U.S. dollars in millions):

	December 30, 2016	January 1, 2016
Finished goods	$199.4	$182.6
Raw materials and packaging supplies	134.0	140.8
Growing crops	159.8	158.5
Total inventories	$493.2	$481.9

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

Investments in Unconsolidated Companies

Investments in unconsolidated companies are accounted for under the equity method of accounting for investments of 20% or more in companies over which we do not have control. See Note 4, “Investments in Unconsolidated Companies.”

Property, Plant and Equipment and Other Definite-Lived or Long-Lived Assets

Property, plant and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from 10 to 40 years for buildings, five to 20 years for maritime and other equipment, including ships and containers, three to 20 years for machinery and equipment, three to seven years for furniture, fixtures and office equipment and five to 10 years for automotive equipment. Leasehold improvements are amortized over the term of the lease, or the estimated useful life of the related asset, whichever is shorter. Definite-lived intangibles are amortized over their useful lives with a weighted average amortization period of 31.2 years.  Amortization expense related to definite-lived intangible assets totaled $0.8 million for 2016, $0.7 million for 2015 and $0.8 million for 2014, and is included in cost of products sold.

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

We recorded charges related to impairment of long-lived assets of $6.0 million in 2016, $3.1 million in 2015, and $2.2 million in 2014 . Such charges are included in asset impairment and other charges, net in the accompanying Consolidated Statements of Income for the years ended December 30, 2016, January 1, 2016 and December 26, 2014 and as described further in Note 3, “Asset Impairment and Other Charges, Net”.

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

During 2016, we incurred $2.6 million in goodwill impairment representing 100% of the goodwill associated with the poultry business in Jordan in the prepared food segment. This impairment was principally due to underperformance.

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

Advertising and Promotional Costs

We expense advertising and promotional costs as incurred. Advertising and promotional costs, which are included in selling, general and administrative expenses, were $17.2 million for 2016, $17.6 million for 2015 and $18.3 million for 2014.

Debt Issuance Costs

Debt issuance costs relating to long-term debt are amortized over the term of the related debt instrument because the costs are primarily related to our revolving credit facility and are included in other noncurrent assets. Debt issuance cost amortization, which is included in interest expense, was $0.5 million for 2016, $0.5 million for 2015, and $0.4 million for 2014. See Note 11, “Long-Term Debt and Capital Lease Obligations” for further disclosure on our credit facility.

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

Other expense, net, in the accompanying Consolidated Statements of Income includes a net foreign exchange loss of $2.2 million for 2016, $5.9 million for 2015, and $10.8 million for 2014. These amounts include the effect of foreign currency remeasurement and realized foreign currency transaction gains and losses.

Other Expense, Net

In addition to foreign currency gains and losses described above, other expense, net, also includes other items of non-operating income and expenses.

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

See Note 14, “Retirement and Other Employee Benefits” for more information.

New Accounting Pronouncements Adopted

In November 2015, the FASB issued an Accounting Standards Update ("ASU"), Balance Sheet Classification of Deferred Taxes, which amends the existing accounting standards for income taxes. The amendment required companies to report their deferred tax liabilities and deferred tax assets each as a single non-current item on their classified balance sheets. The Company elected to adopt the amendments in the first quarter of fiscal year 2016 and applied them prospectively to the current period presented, as permitted by the standard. The adoption of the amendments had no impact on the Company's net earnings or cash flow from operations for any period presented.

New Accounting Pronouncements Not Yet Adopted

In January 2017, the FASB issued an ASU, related to Business Combinations: Clarifying the Definition of a Business, which adds guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This ASU will be effective for us beginning the first day of our 2018 fiscal year. Early adoption is permitted. We do not expect this ASU to have an impact until a valid transaction takes place.

In October 2016, the FASB issued an ASU, Intra-Entity Transfers of Assets Other Than Inventory, which will require companies to recognize the income tax effects of intra-entity sales and transfers of assets other than inventory, but particularly those asset transfers involving intellectual property, in the period in which the transfer occurs. The ASU will be effective for us beginning the first day of our 2018 fiscal year. The guidance requires modified retrospective adoption. We are evaluating the impact of adoption of this ASU on our financial condition, result of operations and cash flows, and as such, we are not able to estimate the effect that the adoption of the new standard will have on our financial statements.

In August 2016, the FASB issued an ASU, Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues in an effort to reduce diversity in practice. This ASU will be effective for us beginning the first day of our 2018 fiscal year. Early adoption is permitted. We are evaluating the impact of adoption of this ASU on our cash flows, and as such, we are not able to estimate the effect that the adoption of this ASU will have on reclassifications on our consolidated statement of cash flows.

In March 2016, the FASB issued an ASU, Improvements to Employee Share-Based Payment Accounting, to simplify certain aspects of the accounting for share-based payment transactions to employees. The new standard requires excess tax benefits and tax deficiencies to be recorded in the statements of income as a component of the provision for income taxes when stock awards vest or are settled. In addition, it eliminates the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities on the consolidated statements of cash flows. The standard also provides an accounting policy election to account for forfeitures as they occur, allows us to withhold more of an employee’s vesting shares for tax withholding purposes without triggering liability accounting, and clarifies that all cash payments made to tax authorities on an employee’s

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Summary of Significant Accounting Policies (continued)

behalf for withheld shares should be presented as a financing activity on our cash flows statement. The new standard is effective for us beginning December 31, 2016, the first day of our 2017 year, with early adoption permitted.

We will adopt the new standard on December 31, 2016, the first day of our 2017 year. Upon adoption, excess tax benefits or deficiencies from share-based award activity will be reflected in the consolidated statements of income as a component of the provision for income taxes, whereas previously they were recognized in equity and the APIC pool will be eliminated. Currently, we have no previously unrecognized excess tax benefits; all excess tax benefits have been realized through a reduction in taxes payable. We expect that the impact of the adoption of this new guidance will impact the provision or benefit from income taxes; however that reduction or increase is dependent upon the underlying vesting or exercise activity and related to future stock prices.
We will account for forfeitures as they occur, rather than estimate expected forfeitures. We expect the adoption of this ASU to result in a net cumulative-effect adjustment of $0.3 million to retained earnings and corresponding adjustment to APIC as of December 31, 2016, the first day of our 2017 year.

We will adopt the aspects of the standard affecting the cash flow presentation retrospectively, and accordingly, to conform to the presentation in the year of adoption, we will reclassify $3.6 million for the year ended December 30, 2016 and $1.4 million for the year ended January 1, 2016 of excess tax benefits under financing activities to operating activities on our consolidated statements of cash flows. The presentation requirements for cash flows related to employee taxes paid for withheld shares will not impact any of the periods presented on our consolidated statements of cash flows since such cash flows have historically been presented as a financing activity.

In February 2016, the FASB issued an ASU, Leases, which requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize a straight-line total lease expense. The guidance also requires qualitative and specific quantitative disclosures to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities, including significant judgments and changes in judgments. This ASU will be effective for us beginning the first day of our 2019 fiscal year. Early adoption is permitted. We are evaluating the impact of adoption of this ASU on our financial condition, result of operations and cash flows, and as such, we are not able to estimate the effect the adoption of the new standard will have on our financial statements.

In July 2015, the FASB issued an ASU, Inventory: Simplifying the Measurement of Inventory, for measuring inventory.  The core principal of the guidance is that an entity should measure inventory at the lower of cost and net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  This guidance does not apply to inventory that is being measured using the Last-In, First-Out (LIFO) or the retail inventory method.  The guidance is effective for us on a prospective basis beginning on the first day of our fiscal 2017 year. Early adoption is permitted. We are evaluating the impact of adoption of this ASU on our financial condition, result of operations and cash flows, and as such, we are not able to estimate the effect the adoption of the new standard will have on our financial statements.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Summary of Significant Accounting Policies (continued)

In May 2014, the FASB issued an ASU, Revenue From Contracts with Customers, in the form of a comprehensive new revenue recognition standard that will supersede existing revenue guidance. The ASU's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard outlines a five step model, whereby revenue is recognized as performance obligations within a contract are satisfied. The standard also requires new, expanded disclosures regarding revenue recognition. The amendments in this ASU will be effective for us beginning the first day of our 2018 fiscal year. Early adoption is not permitted. We are evaluating the impact of adoption of this ASU on our financial condition, result of operations and cash flows, and as such, we are not able to reasonably estimate the effect that the adoption of the new standard will have on our financial statements. We have commenced an initial analysis and have a team in place to analyze the impact of this ASU. This includes reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under the new standard. The standard permits the use of either the retrospective or modified retrospective transition method. We will adopt the new standard using the modified retrospective transition method, under which the cumulative effect of initially applying the new guidance is recognized as an adjustment to the opening balance of retained earnings on the first day of our 2018 fiscal year.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Asset Impairment and Other Charges, Net

We recorded asset impairment and other charges, net totaling $27.2 million for 2016, $3.4 million for 2015 and $11.2 million for 2014, which were the result of exit activities, asset impairments and other charges.

The following represents the detail of asset impairment and exit activity and other charges, net for the year ended December 30, 2016 by reportable segment (U.S. dollars in millions):

	Long-lived and other asset impairment	Exit activity and other charges (credits)	Total
Banana segment:
United Kingdom contract termination costs	$—	$0.7	$0.7
Brazil exit activities due to drought conditions	2.2	0.2	2.4
Philippines plantation conversion to pineapple	2.5	—	2.5
Underutilized assets in Central America	1.2	—	1.2
Other fresh produce segment:
Charges related to previously announced closure of Hawaii including adjustment to accrued environmental liability, net of other charges	—	0.6	0.6
Other fresh produce segment charges in Brazil	0.1	—	0.1
Other:
Former President/COO transition	—	19.7	19.7
Total asset impairment and other charges, net	$6.0	$21.2	$27.2

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Asset Impairment and Other Charges, Net (continued)

The following represents the detail of asset impairment and exit activity and other charges, net for the year ended January 1, 2016 by reportable segment (U.S. dollars in millions):

	Long-lived and other asset impairment	Exit activity and other charges (credits)	Total
Banana segment:
Guatemala banana production assets held for sale	$1.0	$—	$1.0
European Union Antitrust settlement gain	—	(0.8)	(0.8)
United Kingdom contract termination on leased facilities	—	0.4	0.4
Other fresh produce segment:
Chile farm asset impairment due to adverse weather conditions	1.9	1.4	3.3
Adjustment of previously accrued environmental liability in Hawaii, net of other charges	—	(0.8)	(0.8)
Other fresh produce segment charges	—	0.1	0.1
Prepared food segment:			—
Other prepared food segment charges	0.2	—	0.2
Total asset impairment and other charges, net	$3.1	$0.3	$3.4

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Asset Impairment and Other Charges, Net (continued)

The following represents the detail of asset impairment and exit activity charges (credits), net for the year ended December 26, 2014 by reportable segment (U.S. dollars in millions):

	Long-lived and other asset impairment (credits)	Exit activity and other charges (credits)	Total
Banana segment:
Charges related to infringement of European Union competition rules by a former indirect subsidiary	$—	$8.8	$8.8
Brazil termination of employee benefits due to decision to discontinue banana exports	—	1.4	1.4
United Kingdom contract termination on leased facilities	—	1.7	1.7
Germany impairment of under-performing banana ripening assets	0.5	—	0.5
Other fresh produce segment:
Chile farm asset impairment due to adverse weather conditions	1.3	—	1.3
Chile termination of employee benefits and asset impairment due to restructuring of plastic business	0.1	0.5	0.6
Hawaii favorable settlement of litigation	—	(2.9)	(2.9)
Intangible asset write-off	0.3	—	0.3
United Kingdom termination of employee benefits due to restructuring	—	0.1	0.1
Reversal of previously accrued environmental liability in Hawaii, net of other charges	—	(1.3)	(1.3)
Prepared food segment:
Termination of employee benefits due to restructuring in Germany and France	—	0.7	0.7
Total asset impairment and other charges, net	$2.2	$9.0	$11.2

The following represents the roll forward of exit activity and other reserves for the year ended December 30, 2016 (U.S. dollars in millions):

	Exit activity and other reserve balance at January 1, 2016	Impact to Earnings	Cash Paid	Foreign Exchange Impact	Exit activity and other reserve balance at December 30, 2016
Contract termination and other exit activity charges	1.1	0.9	(0.9)	(0.1)	1.0
	$1.1	$0.9	$(0.9)	$(0.1)	$1.0

Exit activity and other reserves are recorded in the Consolidated Balance Sheets in accounts payable and accrued expenses, for the current portion and other noncurrent liabilities for the noncurrent portion.

The exit activity and other reserve balance at December 30, 2016 includes $1.0 million related to contract termination costs for an underutilized facility in the United Kingdom of which charges of $0.7 million is included for the year ended December 30, 2016, $0.4 million in 2015 and $1.7 million in 2014. We do not expect additional charges related to the exit and other activities mentioned above that would significantly impact our results of operations or financial condition.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments in Unconsolidated Companies

Investments in unconsolidated companies accounted for under the equity method amounted to $1.6 million for both years, December 30, 2016 and January 1, 2016, these amounts are included in other noncurrent assets, and consisted of the following:

Company	Business	Ownership Interest	Accounting Method
Melones De Costa Rica, S.A.	Land lessor	50%	Equity
Hacienda Filadelfia, S.A.	Land lessor	50%	Equity

There were no purchases from unconsolidated companies in 2016, 2015 and 2014. Our portion of income (losses) in unconsolidated companies were not significant and are included in other expense, net. There were no dividends received from unconsolidated subsidiaries in 2016, 2015 and 2014.

5. Variable Interest Entities ("VIE")

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

On April 28, 2016, we acquired the remaining 60% noncontrolling interest of our VIE for $45.0 million, which we paid using operating cash flows and available borrowings under the Credit Facility (as defined in Note 11 “Long-Term Debt and Capital Lease Obligations”). We recorded a charge of $25.5 million to equity as a result of the difference between the fair value of the consideration of $45.0 million less the $19.5 million carrying value of the noncontrolling interest. This acquisition of the remaining 60% ownership interest was an acquisition of a noncontrolling interest.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Property, Plant and Equipment, Net

Property, plant and equipment consisted of the following (U.S. dollars in millions):

	December 30, 2016	January 1, 2016
Land and land improvements	$675.0	$639.1
Buildings and leasehold improvements	525.6	498.4
Machinery and equipment	529.8	502.7
Maritime equipment (including containers)	176.2	179.3
Furniture, fixtures and office equipment	87.9	85.2
Automotive equipment	62.2	57.1
Construction-in-progress	86.1	66.0
	2,142.8	2,027.8
Less: accumulated depreciation and amortization	(870.8)	(812.4)
Property, plant and equipment, net	$1,272.0	$1,215.4

Depreciation expense on property, plant and equipment, including assets under capital leases, was $76.8 million for 2016, $71.1 million for 2015 and $72.0 million for 2014.

Shipping containers, machinery and equipment and automotive equipment under capital leases totaled $3.1 million at December 30, 2016 and $2.4 million at January 1, 2016. Accumulated amortization for assets under capital leases was $1.5 million at December 30, 2016 and $1.3 million at January 1, 2016.

The loss (gain) on sales of property, plant and equipment netted to zero for 2016, a gain of $2.1 million for 2015 and a loss of $4.3 million for 2014. In 2016, the loss (gain) on sales of property, plant and equipment consisted primarily of losses on the disposal of low-yielding banana plants in Costa Rica and Guatemala in order to replant and improve productivity, disposal of deciduous plants in Chile and a loss on the sale of a refrigerated vessel, offset by the sale of lands in Central America. In 2015, the gain of $2.1 million consisted primarily of the sales of two refrigerated vessels, and in 2014 the loss of $4.3 million was primarily related to the disposal of low-yield banana plants in Costa Rica and Guatemala in order to replant and improve productivity, partially offset by a gain on sale of shipping-related and other surplus equipment.

Acquisitions and Asset Purchase

During June 2016, we purchased a blueberry farm in Chile of approximately 320 acres, which includes agricultural production land, packing houses and farm equipment. The purchase price for this business was $7.1 million and was funded using operating cash flows and available borrowings under the Credit Facility (as defined in Note 11 “Long-Term Debt and Capital Lease Obligations”). The accounting for this business combination has been completed during the quarter ended September 30, 2016 and we adjusted $0.8 million of goodwill in our Other Fresh Produce segment with a corresponding reduction in property, plant and equipment to the previously recorded preliminary amounts. Goodwill represents the excess purchase price above the fair market value of the net assets acquired.

During November and December 2016, we purchased two non-tropical fruit farms in Chile, which includes agricultural production land and farm equipment. The purchase price for these businesses was $3.5 million, of which $1.9 million was funded using operating cash flows and available borrowings under the Credit Facility and the remaining $1.6 million was paid using the forgiveness of previous advances to these growers.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Goodwill and Other Intangible Assets

The following table reflects our indefinite-lived intangible assets, including goodwill and our definite-lived intangible assets along with related accumulated amortization by major category (U.S. dollars in millions):

	December 30, 2016	January 1, 2016
Goodwill	$260.9	$263.7
Indefinite-lived intangible assets:
Trademarks	44.0	44.4
Definite-lived intangible assets:
Definite-lived intangible assets	10.7	9.7
Accumulated amortization	(7.3)	(6.5)
Definite-lived intangible assets, net	3.4	3.2
Goodwill and other intangible assets, net	$308.3	$311.3

Indefinite-lived and definite-lived intangible assets are included in other noncurrent assets in the Consolidated Balance Sheets.

The following table reflects the changes in the carrying amount of goodwill by business segment (U.S. dollars in millions):

	Bananas	Other fresh produce		Prepared food	Totals
Goodwill	$64.6	$285.3		$78.3	$428.2
Accumulated impairment losses	—	(22.0)		(75.7)	(97.7)
Balance at December 26, 2014	$64.6	$263.3		$2.6	$330.5

Tomato and vegetable goodwill impairment	—	(66.1)		—	(66.1)
Foreign exchange and other	—	(0.7)		—	(0.7)

Goodwill	$64.6	$284.6		$78.3	$427.5
Accumulated impairment losses	—	(88.1)		(75.7)	(163.8)
Balance at January 1, 2016	$64.6	$196.5		$2.6	$263.7

Acquisition of blueberry farm	$—	$0.8	(1)	$—	0.8
Poultry goodwill impairment	—	—		(2.6)	(2.6)
Foreign exchange and other	(0.4)	(0.6)		—	(1.0)

Goodwill	$64.2	$284.8		$78.3	$427.3
Accumulated impairment losses	—	(88.1)		(78.3)	(166.4)
Balance at December 30, 2016	$64.2	$196.7		$—	$260.9

(1) See Note 6, "Property, Plant and Equipment, Net" for further discussion on acquisitions.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Goodwill and Other Intangible Assets (continued)

Results of Impairment Tests

In accordance with the ASC guidance on “Goodwill and Other Intangible Assets”, we review goodwill for impairment on an annual basis or earlier if indicators of impairment arise. During 2016, we incurred $2.6 million in goodwill impairment representing 100% of the goodwill associated with the poultry business in Jordan in the prepared food segment. This impairment was principally due to underperformance.

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

The fair value of the banana reporting unit's goodwill and the prepared food unit’s remaining trade names and trademarks are highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets. If the banana and the prepared food reporting unit do not perform to expected levels, the banana goodwill and the trade names and trademarks associated with the prepared reporting unit may also be at risk for impairment in the future.

The following table highlights the sensitivities of the indefinite-lived intangibles at risk as of December 30, 2016  (U.S. dollars in millions):

	Banana Reporting Unit Goodwill	Prepared Reporting Unit Trade Names and Trademarks
Carrying value of indefinite-lived intangible assets	$64.2	$44.0

Approximate percentage by which the fair value exceeds the carrying value based on annual impairment test as of 1st day of fourth quarter	25.0%	2.0%

Amount that a one percentage point increase in the discount rate and a 5% decrease in cash flows would cause the carrying value to exceed the fair value and trigger a fair valuation	$18.1	$4.7

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Goodwill and Other Intangible Assets (continued)

The estimated amortization expense related to definite-lived intangible assets for the five succeeding years is as follows (U.S. dollars in millions):

2017	$0.8
2018	0.4
2019	0.1
2020	0.1
2021	0.1

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

The following table details the advances to growers and suppliers along with the related allowance for doubtful accounts (U.S. dollars in millions):

	December 30, 2016		January 1, 2016
	Current	Noncurrent	Current	Noncurrent
Gross advances to growers and suppliers	$35.8	$0.2	$41.7	$0.3
Allowance for advances to growers and suppliers	(1.5)	—	(2.1)	—
Net advances to growers and suppliers	$34.3	$0.2	$39.6	$0.3

The current and noncurrent portions of the financing receivables included above are classified in the Consolidated Balance Sheets in other accounts receivable and other noncurrent assets, respectively.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Financing Receivables (continued)

The following table details the credit risk profile of the above listed financing receivables (U.S. dollars in millions):

	Current Status	Fully Reserved	Total
Gross advances to growers and suppliers:
December 30, 2016	$34.5	$1.5	$36.0
January 1, 2016	39.9	2.1	42.0

The allowance for doubtful accounts and the related financing receivables for the years ended December 30, 2016 and January 1, 2016 were as follows (U.S. dollars in millions):

	December 30, 2016	January 1, 2016
Allowance for advances to growers and suppliers:
Balance, beginning of period	$2.1	$2.4
Provision for uncollectible amounts	—	0.2
Deductions to allowance including recoveries	(0.6)	(0.5)
Balance, end of period	$1.5	$2.1
9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (U.S. dollars in millions):

	December 30, 2016	January 1, 2016
Trade payables	$162.5	$174.1
Accrued fruit purchases	17.2	14.5
Vessel and port operating expenses	18.5	17.0
Warehouse and distribution costs	20.8	24.1
Payroll and employee benefits	67.0	58.9
Accrued promotions	21.6	17.1
Other accrued expenses	52.9	53.4
Accounts payable and accrued expenses	$360.5	$359.1

Other accrued expenses are primarily composed of accruals for purchases received but not invoiced and other accruals, none of which individually exceed 5% of current liabilities.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Income Taxes

The provision for income taxes consisted of the following (U.S. dollars in millions):

	Year ended
	December 30, 2016	January 1, 2016	December 26, 2014
Current:
U.S. federal income tax	$7.6	$4.7	$3.1
State	1.4	0.5	0.9
Non-U.S.	11.0	7.6	5.6
	20.0	12.8	9.6
Deferred:
U.S. federal income tax	(3.3)	1.6	3.1
State	(0.6)	0.3	0.4
Non-U.S.	(4.3)	(1.0)	1.2
	(8.2)	0.9	4.7
	$11.8	$13.7	$14.3

Income (loss) before income taxes consisted of the following (U.S. dollars in millions):

	Year ended
	December 30, 2016	January 1, 2016	December 26, 2014
U.S.	$16.0	$(49.4)	$19.9
Non-U.S.	221.4	129.5	139.0
	$237.4	$80.1	$158.9

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Income Taxes (continued)

The differences between the reported provision for income taxes and income taxes computed at the U.S. statutory federal income tax rate are explained in the following reconciliation (U.S. dollars in millions):

	Year ended
	December 30, 2016	January 1, 2016	December 26, 2014
Income tax provision (benefit) computed at the U.S. statutory federal rate	$83.1	$28.0	$55.6
Effect of tax rates on non-U.S. operations	(98.8)	(112.9)	(50.8)
Provision for uncertain tax positions	(0.5)	0.6	0.2
Non-deductible interest	2.0	—	(0.1)
Foreign exchange	15.1	(17.2)	(5.6)
Non-deductible intercompany charges	1.2	(0.3)	0.4
Non-deductible differences	1.7	0.6	2.1
Non-taxable income/loss	11.8	(2.2)	(2.4)
Non-deductible goodwill impairment	0.4	23.1	—
Adjustment to deferred balances	—	(1.2)	(0.2)
Other	0.9	(0.4)	(1.2)
Other taxes in lieu of income	1.9	1.3	—
Change in deferred rate	(3.4)	1.4	(0.8)
Tax credits	—	—	(0.3)
Increase (decrease) in valuation allowance (1)	(3.6)	92.9	17.4
Provision for income taxes	$11.8	$13.7	$14.3

_____________
(1) The increase in valuation allowance includes effects of foreign exchange and adjustments to deferred tax balances which were fully offset by valuation allowance.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Income Taxes (continued)

Deferred income tax assets and liabilities consisted of the following (U.S. dollars in millions):

	December 30,	January 1,
Deferred tax liabilities:	2016	2016
Current:
Allowances and other accrued liabilities	$—	$(0.9)
Inventories	—	(14.0)
Total current deferred tax liabilities	—	(14.9)

Noncurrent:
Allowances and other accrued liabilities	(2.1)	—
Inventories	(14.8)	—
Property, plant and equipment	(63.9)	(64.6)
Equity in earnings of unconsolidated companies	(0.2)	(0.2)
Pension	(2.6)	(2.9)
Other noncurrent deferred tax liabilities	(8.1)	(6.4)

Total noncurrent deferred tax liabilities	(91.7)	(74.1)
Total current and noncurrent deferred tax liabilities	$(91.7)	$(89.0)

Deferred tax assets:
Current:
Net operating loss carryforwards	$—	$6.8
Allowances and other accrued assets	—	11.3
Inventories	—	5.0
Total current deferred tax assets	—	23.1
Valuation allowance	—	(11.2)
Total net current deferred tax assets	—	11.9

Noncurrent:
Allowances and other accrued assets	12.8	—
Inventories	7.1	—
Pension liability	22.9	21.1
Property, plant and equipment	1.6	2.0
Post-retirement benefits other than pension	1.1	0.7
Net operating loss carryforwards	225.5	209.1
Capital loss carryover	2.4	3.0
Other noncurrent assets	24.9	21.3
Total noncurrent deferred tax assets	298.3	257.2
Valuation allowance	(232.1)	(214.6)
Total net noncurrent deferred tax assets	66.2	42.6

Total deferred tax assets, net	$66.2	$54.5

Net deferred tax liabilities	$(25.5)	$(34.5)

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Income Taxes (continued)

The valuation allowance increased by $6.3 million in 2016 and by $46.3 million in 2015.  The increase in 2016 and 2015 relates primarily to valuation allowance on additional net operating loss carryforwards offset by the effect of a change in judgment about our ability to realize deferred tax assets in future years, due to our current and foreseeable operations.

At December 30, 2016, the valuation allowance includes $0.1 million for which subsequently recognized tax benefits will be recognized directly in contributed capital.

At December 30, 2016, undistributed earnings of the Company’s foreign subsidiaries amounted to $1,453.6 million. Those earnings are considered to be either indefinitely reinvested, or the earnings could be distributed tax free. Accordingly, no taxes have been provided thereon. To the extent the earnings are considered indefinitely reinvested, determination of the amount of unrecognized deferred tax liability is not practicable due to the complexities associated with its hypothetical calculation.

At December 30, 2016, we had approximately $787.3 million of federal and foreign tax operating loss carry-forwards expiring as follows (U.S. dollars in millions):

Expires:
2017	$11.6
2018	1.4
2019	3.9
2020	0.3
2021 and beyond	39.0
No expiration	731.1
$787.3

A reconciliation of the beginning and ending amount of uncertain tax positions excluding interest and penalties is as follows (U.S. dollars in millions):

	December 30, 2016	January 1, 2016	December 26, 2014
Beginning balance	$3.9	$3.5	$3.0
Gross decreases - tax position in prior period	—	—	—
Gross increases - current-period tax positions	0.1	0.8	0.5
Settlements	—	—	—
Lapse of statute of limitations	(0.8)	(0.4)	—
Ending balance	$3.2	$3.9	$3.5

We had accrued $3.6 million in 2016 and $3.5 million in 2015, for uncertain tax positions, that, if recognized would affect the effective income tax rate.

The tax years 2012-2016 remain subject to examination by taxing authorities throughout the world in major jurisdictions, such as Costa Rica, Luxembourg, Switzerland and the United States.

We classify interest and penalties on uncertain tax positions as a component of income tax expense in the Consolidated Statements of Income.  Accrued interest and penalties related to uncertain tax positions as of December 30, 2016 is $0.9 million and is included in other noncurrent liabilities.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Long-Term Debt and Capital Lease Obligations

The following is a summary of long term-debt and capital lease obligations (U.S. dollars in millions):

	December 30, 2016	January 1, 2016
Senior unsecured revolving credit facility (see Credit Facility below)	$230.5	$251.2
Various other notes payable	—	1.4
Capital lease obligations	1.8	1.6
Total long-term debt and capital lease obligations	232.3	254.2
Less: Current portion	(0.6)	(1.5)
Long-term debt and capital lease obligations	$231.7	$252.7

Credit Facility

On April 16, 2015, we entered into a five-year $800 million syndicated senior unsecured revolving credit facility maturing on April 15, 2020 (the "Credit Facility") with Bank of America, N.A. as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Inc. as sole lead arranger and sole book manager. Borrowings under the Credit Facility bear interest at a spread over LIBOR that varies with our leverage ratio. The Credit Facility also includes a swing line facility and a letter of credit facility. Debt issuance costs of $1.3 million are included in other nonconcurrent assets on our Consolidated Balance Sheets.

On June 21, 2016, we renewed the renewable 364-day, $25.0 million commercial and stand-by letter of credit facility with Rabobank Nederland.

The following is a summary of the material terms of the Credit Facility and other working capital facilities (U.S. dollars in millions):

	Term	Maturity Date	Interest Rate at December 30, 2016	Borrowing Limit	Available Borrowings at December 30, 2016
Bank of America credit facility	5.0 years	April 15, 2020	1.75%	$800.0	$569.5
Rabobank letter of credit facility	364 days	June 20, 2017	Varies	25.0	10.8
Other working capital facilities	Varies	Varies	Varies	24.6	11.7
				$849.6	$592.0

The current margin for LIBOR advances is 1.0%. We intend to use funds borrowed under the Credit Facility from time to time for general corporate purposes, which may include the repayment, redemption or refinancing of our existing indebtedness, working capital needs, capital expenditures, funding of possible acquisitions, possible share repurchases and satisfaction of other obligations.

The Credit Facility requires us to comply with financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers. As of December 30, 2016, we were in compliance with all of the covenants contained in the Credit Facility. The Credit Facility is unsecured as long as we maintain a certain leverage ratio and is guaranteed by certain of the our subsidiaries. The Credit Facility permits borrowings under the revolving commitment with an interest rate determined based on our leverage ratio and spread over LIBOR. In addition, we pay a fee on unused commitments.

At December 30, 2016, we applied $14.2 million to the Rabobank Nederland letter of credit facility, in respect of certain contingent obligations and other governmental agency guarantees combined with guarantees for purchases of raw materials and equipment and other trade related letters of credit. We also had $14.5 million in other letter of credit and bank guarantees not included in the Rabobank or Bank of America letter of credit facilities.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Long-Term Debt and Capital Lease Obligations (continued)

Maturities of long-term debt and capital lease obligations during the next five years are (U.S. dollars in millions):

Fiscal Years	Long-Term Debt	Capital Leases	Totals
2017	$5.8	$0.7	$6.5
2018	7.7	0.6	8.3
2019	9.8	0.4	10.2
2020	243.2	0.2	243.4
2021	—	0.2	0.2
	266.5	2.1	268.6
Less: Amounts representing interest (1)	(36.0)	(0.3)	(36.3)
	230.5	1.8	232.3
Less: Current portion	$—	$(0.6)	$(0.6)

Totals, net of current portion of long-term debt and capital lease obligations	$230.5	$1.2	$231.7

(1) We utilize a variable interest rate on our long-term debt, and for presentation purposes we have used an assumed rate of 3%.

Cash payments of interest on long-term debt, net of amounts capitalized, were $3.2 million for 2016, $3.6 million for 2015 and $2.9 million for 2014. Capitalized interest expense was $0.8 million for years 2016, 2015, and 2014.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Net Income Per Ordinary Share

Basic net income per share is computed using the weighted average number of common shares outstanding for the period.
Basic and diluted net income per ordinary share is calculated as follows (U.S. dollars in millions, except share and per share data):

	Year ended
	December 30, 2016	January 1, 2016	December 26, 2014
Numerator:
Net income (loss) attributable to Fresh Del Monte Produce Inc.	$225.1	$62.4	$142.4

Denominator:
Weighted average number of ordinary shares - Basic	51,507,755	52,750,212	55,966,531
Effect of dilutive securities - employee stock options	454,440	449,321	380,561
Weighted average number of ordinary shares - Diluted	51,962,195	53,199,533	56,347,092

Antidilutive Options and Awards (1)	—	40,506	696,075

Net income per ordinary share attributable to
Fresh Del Monte Produce Inc.:
Basic	$4.37	$1.18	$2.54
Diluted	$4.33	$1.17	$2.53

(1) Options to purchase shares of common stock and unvested RSU's and PSU's not included in the calculation of Net income per ordinary share because the effect would have been anti-dilutive.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.  Accumulated Other Comprehensive (Loss) Income

The following table includes the changes in accumulated other comprehensive income (loss) by component under the ASC on “Comprehensive Income” for the years ended December 30, 2016 and January 1, 2016 (U.S. dollars in millions):

	Changes in Accumulated Other Comprehensive (Loss) Income by Component (1)
	Changes in Fair Value of Effective Cash Flow Hedges	Foreign Currency Translation Adjustment		Retirement Benefit Adjustment		Total
Balance at December 26, 2014	$25.2	$(0.8)		$(21.8)		$2.6
Other comprehensive (loss) income before reclassifications	26.4	(14.0)	(2)	0.2	(3)	12.6
Amounts reclassified from accumulated other comprehensive (loss) income	(39.7)	—		1.5		(38.2)
Net current period other comprehensive (loss) income	(13.3)	(14.0)		1.7		(25.6)
Balance at January 1, 2016	$11.9	$(14.8)		$(20.1)		$(23.0)
Other comprehensive (loss) income before reclassifications	1.5	(10.6)	(2)	(5.3)		(14.4)
Amounts reclassified from accumulated other comprehensive (loss) income	(8.0)	—		1.2		(6.8)
Net current period other comprehensive (loss) income	(6.5)	(10.6)		(4.1)		(21.2)
Balance at December 30, 2016	$5.4	$(25.4)		$(24.2)		$(44.2)

(1) All amounts are net of tax and noncontrolling interests.
(2) Includes a gain of $2.2 million and a loss of $4.5 million on intra-entity foreign currency transactions that are of a long-term-investment nature; also includes a gain of $0.4 million and a loss of $0.9 million for the years ended December 30, 2016 and January 1, 2016 related to noncontrolling interest.
(3) Includes a $0.1 million loss for the year ended January 1, 2016 related to noncontrolling interest for retirement benefit adjustments.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.  Accumulated Other Comprehensive (Loss) Income (continued)

The following table includes details about amounts reclassified from accumulated other comprehensive income (loss) by component for the years ended December 30, 2016 and January 1, 2016 (U.S. dollars in millions):

	December 30, 2016	January 1, 2016
Details about accumulated other comprehensive (loss) income components	Amount reclassified from accumulated other comprehensive (loss) income	Amount reclassified from accumulated other comprehensive (loss) income	Affected line item in the statement where net income is presented
Changes in fair value of effective cash flow hedges:
Foreign currency cash flow hedges	$(7.5)	$(39.0)	Sales
Foreign currency cash flow hedges	(0.5)	(0.7)	Cost of sales
Total	$(8.0)	$(39.7)

Amortization of retirement benefits:
Actuarial losses	$0.8	$1.1	Selling, general and administrative expenses
Actuarial losses	0.4	0.4	Cost of sales
Total	$1.2	$1.5

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Retirement and Other Employee Benefits (continued)

The following table sets forth a reconciliation of benefit obligations, plan assets and funded status for our defined benefit pension plans and post-retirement plans as of December 30, 2016 and January 1, 2016, which are also their measurement dates (U.S. dollars in millions):

	Pension plans (1)				Post-retirement plans
	December 30, 2016		January 1, 2016		December 30, 2016	January 1, 2016
	U.S.	U.K.	U.S.	U.K.	Central America	Central America
Change in Benefit Obligation:
Beginning benefit obligation	$17.6	$58.8	$19.3	$63.7	$57.8	$58.1
Service cost	—	—	—	—	5.2	5.8
Interest cost	0.7	1.9	0.7	2.2	3.8	3.7
Actuarial loss (gain)	0.1	10.8	(1.0)	(1.5)	1.3	(1.6)
Benefits paid	(1.4)	(4.3)	(1.4)	(2.3)	(6.3)	(8.1)
Exchange rate changes (2)	—	(10.2)	—	(3.3)	0.1	(0.1)
Ending benefit obligation	17.0	57.0	17.6	58.8	61.9	57.8

Change in Plan Assets:
Beginning fair value	13.4	53.4	14.1	55.4	—	—
Actual return on plan assets	0.8	8.7	(0.1)	1.1	—	—
Company contributions	0.3	1.9	0.8	2.2	6.3	8.1
Benefits paid	(1.4)	(4.3)	(1.4)	(2.3)	(6.3)	(8.1)
Exchange rate changes (2)	—	(9.2)	—	(3.0)	—	—
Ending fair value	13.1	50.5	13.4	53.4	—	—

Amounts recognized in the Consolidated Balance Sheets:
Accounts payable and accrued expenses (current liability)	—	—	—	—	7.2	6.7
Retirement benefits liability (noncurrent liability)	3.9	6.5	4.1	5.5	54.7	51.1
Net amount recognized in the
Consolidated Balance Sheets	$3.9	$6.5	$4.1	$5.5	$61.9	$57.8

Amounts recognized in Accumulated other comprehensive income (loss)(3):
Net actuarial (loss) gain	(9.4)	(2.8)	(9.3)	2.1	(14.6)	(14.1)
Net amount recognized in accumulated other comprehensive (loss) income	$(9.4)	$(2.8)	$(9.3)	$2.1	$(14.6)	$(14.1)

(1)	The accumulated benefit obligation is the same as the projected benefit obligation.

(2)
The exchange rate difference included in the reconciliation of the change in benefit obligation and the change in plan assets above results from currency fluctuations of the U.S. dollar relative to the British pound for the U.K. plan and the U.S. dollar versus Central American currencies such as the Costa Rican colon and Guatemalan quetzal for the Central American plans as of December 30, 2016 and January 1, 2016, when compared to the previous year.

(3)	We had accumulated other comprehensive income of $5.2 million as of December 30, 2016 and $4.2 million as of January 1, 2016 related to tax effect of unamortized pension gains.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Retirement and Other Employee Benefits (continued)

The following table provides a roll forward of the accumulated other comprehensive income ("AOCI") balances (U.S. dollars in millions):

	Pension plans				Post-retirement plans
	Year ended				Year ended
	December 30, 2016		January 1, 2016		December 30, 2016	January 1, 2016
Reconciliation of AOCI	U.S.	U.K.	U.S.	U.K.	Central America	Central America
AOCI (loss) gain at beginning of plan year	$(9.3)	$2.1	$(9.7)	$2.5	$(14.1)	$(16.9)
Amortization of net losses recognized during the year	0.3	—	0.4	—	0.8	1.2
Net (losses) gains occurring during the year	(0.4)	(4.7)	—	(0.3)	(1.3)	1.6
Currency exchange rate changes	—	(0.2)	—	(0.1)	—	—
AOCI (loss) gain at end of plan year	$(9.4)	$(2.8)	$(9.3)	$2.1	$(14.6)	$(14.1)

The amounts in AOCI expected to be amortized as a component of net period cost in the upcoming year are (U.S. dollars in millions):

	Pension plans		Post-retirement plans
	U.S.	U.K.	Central America
2017 amortization of net losses	$0.4	$—	$0.9

The following table sets forth the net periodic pension cost of our defined benefit pension and post-retirement benefit plans (U.S. dollars in millions):

	Pension plans						Post-retirement plans
	Year ended						Year ended
	December 30, 2016		January 1, 2016		December 26, 2014		December 30, 2016	January 1, 2016	December 26, 2014
	U.S.	U.K.	U.S.	U.K.	U.S.	U.K.	Central America	Central America	Central America
Service cost	$—	$—	$—	$—	$—	$—	$5.2	$5.8	$5.2
Interest cost	0.7	1.9	0.7	2.2	0.7	2.7	3.8	3.7	3.6
Expected return on assets	(1.0)	(2.6)	(1.0)	(2.9)	(0.9)	(3.5)	—	—	—
Net amortization	0.3	—	0.4	—	0.3	(0.1)	0.8	1.1	0.9
Net periodic cost (income)	$—	$(0.7)	$0.1	$(0.7)	$0.1	$(0.9)	$9.8	$10.6	$9.7

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Retirement and Other Employee Benefits (continued)

Actuarial Assumptions

The assumptions used in the calculation of the benefit obligations of our U.S. and U.K defined benefit pension plans and Central American plans consisted of the following:

	December 30, 2016			January 1, 2016				December 26, 2014
	Pension plans		Post- retirement plans	Pension plans		Post- retirement plans		Pension plans		Post- retirement plans
	U.S.	U.K.	Central America	U.S.	U.K.	Central America		U.S.	U.K.	Central America
Weighted average discount rate	3.85%	2.60%	7.29%	4.00%	3.70%	7.23%	(1)	3.70%	3.60%	6.85%
Rate of increase in compensation levels	—%	2.50%	4.75%	—%	2.20%	4.64%		—%	2.20%	5.20%

The assumptions used in the calculation of the net periodic pension costs for our U.S. and U.K. defined benefit pension plans and Central American plans consisted of the following:

	December 30, 2016			January 1, 2016				December 26, 2014
	Pension plans		Post- retirement plans	Pension plans		Post- retirement plans		Pension plans		Post- retirement plans
	U.S.	U.K.	Central America	U.S.	U.K.	Central America		U.S.	U.K.	Central America
Weighted average discount rate	4.00%	3.70%	7.23%	3.70%	3.60%	6.85%	(1)	4.45%	4.50%	7.56%
Rate of increase in compensation levels	—%	2.20%	4.64%	—%	2.20%	5.20%		—%	2.50%	5.39%
Expected long-term rate of return on assets	7.50%	5.47%	—%	7.50%	5.36%	—%		7.50%	6.41%	—%

(1)
The increase or decrease in the weighted average discount rate assumption for the benefit obligation and net periodic pension costs increased due to an increase or decrease in inflation assumptions and country-specific investments.

Effective December 30, 2016, we utilized updated mortality tables for our U.S. Plan. The change related to updated mortality tables has caused a decrease of our projected benefit obligation for this plan by $0.3 million and is included in accumulated other comprehensive income in our Consolidated Balance Sheets. This change is treated as a change in assumption, which affects the net actuarial (loss) gain and is amortized over the remaining service period of the plan participants. The annual amortization will impact net periodic cost in 2017.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Retirement and Other Employee Benefits (continued)

Cash Flows

	Pension plans		Post-retirement plans
	U.S.	U.K.	Central America
Expected benefit payments for:
2017	$1.4	$1.7	$7.2
2018	1.4	1.9	6.5
2019	1.3	1.9	6.8
2020	1.3	1.9	6.6
2021	1.3	2.0	6.2
Next 5 years	5.6	11.9	30.5
Expected benefit payments over the next 10 years	$12.3	$21.3	$63.8

For 2017, expected contributions are $0.6 million for the U.S. pensions plans and $1.7 million for the U.K. pensions plans. Contributions for the U.S. and U.K. pension plans are actuarially determined based on funding regulations.

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

The fair values of our U.S. plan assets by asset category are as follows:

		Fair Value Measurements at December 30, 2016 (U.S. dollars in millions)
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Mutual Funds:
Fixed income securities	$1.8	$1.8	$—	$—
Bond securities	3.6	3.6	—	—
Value securities	4.2	4.2	—	—
Growth securities	3.5	3.5	—	—
Total	$13.1	$13.1	$—	$—

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Retirement and Other Employee Benefits (continued)

The fair values of our U.S. plan assets by asset category are as follows:

		Fair Value Measurements at January 1, 2016 (U.S. dollars in millions)
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Mutual Funds:
Fixed income securities	$2.9	$2.9	$—	$—
Bond securities	2.6	2.6	—	—
Value securities	4.7	4.7	—	—
Growth securities	3.2	3.2	—	—
Total	$13.4	$13.4	$—	$—

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Retirement and Other Employee Benefits (continued)

United Kingdom Defined Benefit Pension Plan

Plan Assets

The fair values of our U.K. plan assets by asset category are as follows:

		Fair Value Measurements at December 30, 2016 (U.S. dollars in millions)
Asset Category	Total Fair Value at December 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$0.4	$0.4	$—	$—
Equity securities:
United Kingdom companies	4.8		4.8	—
Diversified growth funds	17.4		17.4	—
Other international companies	17.1		17.1	—
Fixed income securities:
United Kingdom government bonds	4.4		4.4	—
Liability-driven investments	6.4		6.4	—
Total	$50.5	$0.4	$50.1	$—

		Fair Value Measurements at January 1, 2016 (U.S. dollars in millions)
Asset Category	Total Fair Value at January 1, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$0.3	$0.3	$—	$—
Equity securities:
United Kingdom companies	22.1		22.1	—
Other international companies	20.1		20.1	—
Fixed income securities:
United Kingdom government bonds	4.6		4.6	—
United Kingdom corporate bonds	6.3		6.3	—
Total	$53.4	$0.3	$53.1	$—

Equity securities – This category includes pooled investments in various U.S., U.K. and other international equities over diverse industries.  The portfolio of stocks is invested in diverse industries and includes a concentration of 22% in financial institutions, 13% in consumer goods, 13% in industrials, 13% in technology, 11% in health care, 11% in consumer services and the remaining 17% in various other industries.  The diversified growth fund includes a portfolio of investment allocations of 35% in equities predominantly in the United States and Asia, 41% in fixed income securities including corporate and government bonds, 10% cash and 14% in other investments such as property and infrastructure. Units of the pooled investment accounts are not traded on an exchange or in an active market; however, valuation is based on the underlying investments of the units and are classified as Level 2 investments of the fair value hierarchy.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Retirement and Other Employee Benefits (continued)

Fixed income securities –This category includes pooled investments in U.K. index-linked government bonds, U.K. corporate bonds, U.K. and overseas equity-linked government bonds and liability-driven investments.  These investments are valued at the closing price reported on the active market on which the individual securities are traded.   Units of the pooled investment accounts are not traded on an exchange or in an active market; however, valuation is based on the underlying investments of the units and are classified as Level 2 investments of the fair value hierarchy.

The expected long-term rate of return assumption for U.K. plan assets is adjusted based on asset allocation and is determined by reference to UK long dated government and corporate bond yields for government and corporate bonds and government bond yields adjusted for out-performance for equities.

According to the plan’s investment policy, approximately 34% of the U.K. plan’s assets are invested in diversified growth funds , 34% are invested in other international equities and 10% are invested in U.K. equity securities. Approximately 13% are invested in liability-driven investments and 9% of the U.K. plan’s assets are invested in U.K. index-lined government bonds. Fund managers have no discretion to make asset allocation decisions with the exception of the diversified growth fund. The trustees try to rebalance any discrepancies through selective allocations of future contributions. Performance benchmarks for each asset class are based on various FTSE indices and inflation measures. Investment performance is reviewed quarterly.

Other Employee Benefits

We also sponsor a defined contribution plan established pursuant to Section 401(k) of the Internal Revenue Code. Subject to certain dollar limits, employees may contribute a percentage of their salaries to the plan, and we will match a portion of each employee’s contribution. This plan is in effect for U.S.-based employees only. The expense pertaining to this plan was $1.1 million for 2016, $1.2 million for 2015 and $1.1 million for 2014.

On August 31, 1997, one of our subsidiaries ceased accruing benefits under its salary continuation plan covering certain of our Central American management personnel. At December 30, 2016 we had $5.4 million accrued for this plan, including $0.8 million in accumulated other comprehensive income (loss) related to unamortized pension gains. At January 1, 2016 we had $5.8 million accrued for this plan, including $0.8 million in accumulated other comprehensive loss related to unamortized pension gains. Net periodic pension costs were $0.1 million for the year ended December 30, 2016, $0.1 million the year ended January 1, 2016 and $0.3 million for the year ended December 26, 2014.  Expected benefit payments under the plan for 2017 through 2021 total $3.6 million. For 2022 through 2026 the expected benefit payments under the plan total $2.4 million.

We sponsor a service gratuity plan covering certain of our Kenyan personnel. At December 30, 2016 we had $6.1 million accrued for this plan, including a $1.8 million in accumulated other comprehensive loss related to unamortized pension losses. At January 1, 2016 we had $5.7 million accrued for this plan, including a $1.9 million in accumulated other comprehensive loss related to unamortized pension losses. Net periodic pension costs were $1.1 million for the year ended December 30, 2016, $0.9 million for the year ended January 1, 2016 and $1.1 million for the year ended December 26, 2014. Expected benefit payments under the plan from 2017 through 2021 total $3.8 million. Benefit payments under the plan from 2022 through 2026 are expected to total $4.2 million.

We provide retirement benefits to certain employees who are not U.S.-based. Generally, benefits under these programs are based on an employee’s length of service and level of compensation. Included in retirement benefits on our consolidated balance sheets is $15.5 million at December 30, 2016 and $13.7 million at January 1, 2016. in related to these programs. The unamortized pension losses related to other non-U.S.-based plans included in accumulated other comprehensive income (loss), a component of shareholders’ equity was $2.2 million for the year ending December 30, 2016 and $1.7 million for the year ending January 1, 2016. We also offer certain post-employment benefits to former executives and have $2.7 million at December 30, 2016 and $1.7 million at January 1, 2016 in retirement benefits on our consolidated balance sheets related to these benefits.

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
Stock-based compensation expense included in selling, general and administrative expenses related to stock options, restricted stock awards ("RSAs"), restricted stock units ("RSUs") and performance stock units ("PSUs") is included in the accompanying Consolidated Statements of Income as follows (U.S. dollars in millions):

	Year ended
Types of Awards	December 30, 2016	January 1, 2016	December 26, 2014
Stock options	$2.4	$3.9	$5.2
RSUs/PSUs	$21.6	$12.2	$6.5
RSAs	$0.9	$0.7	$0.7
Total	$24.9	$16.8	$12.4

We realized an excess share-based payment deduction resulting from stock options exercised through a reduction in taxes currently payable and related effect on cash flows of $3.6 million for the year ended December 30, 2016, $1.4 million for the year ended January 1, 2016, and $0.1 million for the year ended December 26, 2014. Proceeds of $12.2 million were received from the exercise of stock options for 2016, $35.3 million for 2015 and $48.9 million for 2014.

On April 30, 2014, our shareholders approved and ratified the 2014 Omnibus Share Incentive Plan (the “2014 Plan”). The 2014 Plan allows the Company to grant equity-based compensation awards, including stock options, restricted stock awards, restricted stock units and performance stock units. Under the 2014 Plan, the Board of Directors is authorized to award up to 3,000,000 ordinary shares. The 2014 Plan replaced and superseded the 2011 Omnibus Share Incentive Plan (the "2011 Plan"), and the 2010 Non-Employee Directors Equity Plan, collectively referred to as Prior Plans.

The 2011 Plan allowed the Company to grant equity-based compensation awards, including stock options, restricted stock awards and restricted stock units. The 2010 Non-Employee Directors Equity Plan allowed the Company to award RSAs to members of the Board of Directors on January 1st of each calendar year beginning in 2011 with initial award in 2010. As of December 30, 2016, there were no options and awards available for grant under the Prior Plans.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Stock-Based Compensation (continued)

Stock Options Awards

There were no stock option grants for the year ended December 30, 2016. The following table lists the stock option grant from our 2014 Plan for the year ended January 1, 2016.

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

The following table summarizes stock option activity for the years ended December 30, 2016, January 1, 2016 and December 26, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Options outstanding at December 27, 2013	3,972,795	$25.74	$8.37
Granted	161,000	28.89	6.26
Exercised	(1,945,939)	25.14	8.96
Cancelled	(72,250)	29.44	9.79

Options outstanding at December 26, 2014	2,115,606	26.41	8.65
Exercised	(1,320,103)	26.76	9.05
Cancelled	(35,000)	29.63	11.43

Options outstanding at January 1, 2016	760,503	25.65	7.84
Exercised	(471,653)	25.77	8.04
Cancelled	(6,000)	15.78	5.53

Options outstanding at December 30, 2016	282,850	$25.64	$7.55

Exercisable at December 26, 2014	994,606	$26.82	$9.29

Exercisable at January 1, 2016	202,303	$22.66	$7.69

Exercisable at December 30, 2016	126,250	$22.61	$7.86

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Stock-Based Compensation (continued)

The following are the weighted average assumptions used in the Black-Scholes option pricing model for the periods indicated:

Year ended
December 26, 2014
Volatility	26.96%
Risk-free rate	1.69%
Dividend yield	1.73%
Expected term of grant	5.0 years

Information about stock options outstanding at December 30, 2016 was as follows:

Exercise Price	Remaining Contractual Life	Outstanding	Outstanding Intrinsic Value	Exercisable	Exercisable Intrinsic Value
$14.77	2.3 years	27,000	$1.2	27,000	$1.2
$19.83	2.1 years	6,250	0.3	6,250	0.3
$21.72	2.6 years	13,000	0.5	13,000	0.5
$22.25	1.6 years	21,000	0.8	21,000	0.8
$23.76	4.6 years	11,000	0.4	11,000	0.4
$24.29	5.6 years	26,375	1.0	26,375	1.0
$26.52	6.1 years	32,200	1.1	—	—
$28.01	6.6 years	31,925	1.0	9,125	0.3
$28.09	6.6 years	37,200	1.2	—	—
$28.89	7.3 years	64,400	2.0	—	—
$33.97	1.2 years	12,500	0.3	12,500	0.3
		282,850	$9.8	126,250	$4.8

The total intrinsic value of options exercised during the year ended December 30, 2016 was $13.6 million and $14.7 million for the year ended January 1, 2016. There were no options granted for the year ended December 30, 2016 and no options granted for the year ended January 1, 2016. The total fair value of options vesting during the years ended December 30, 2016 was $3.3 million with a weighted-average fair value of $8.13 and $4.7 million for 2015 with a weighted-average fair value of $8.27 per option. As of December 30, 2016, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $0.6 million, which will be amortized over the weighted-average remaining requisite service period of 0.8 years.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Stock-Based Compensation (continued)

Restricted Stock Awards (RSA)

A share of “restricted stock” is one of our ordinary shares that has restrictions on transferability until certain vesting conditions are met.

For RSAs under the 2014 Plan and Prior Plans, 50% of each award of our restricted stock vested on the date it was granted. The remaining 50% of each award vests upon the six-month anniversary of the date on which the recipient ceases to serve as a member of our Board of Directors. RSAs awarded during the years ended December 30, 2016 and January 1, 2016 allows directors to retain all of their awards once they cease to serve as a member of our Board of Directors and is considered a nonsubstantive service condition in accordance with the guidance provided by the ASC on “Compensation – Stock Compensation”.  Accordingly, it is appropriate to recognize compensation cost immediately for restricted stock awards granted to non-management members of the Board of Directors.

The following table lists the RSA for the years ended December 30, 2016 and January 1, 2016 (U.S. dollars in millions except share and per share data):

Date of Award	Shares of Restricted Stock Awarded	Price Per Share
January 4, 2016	22,946	$38.13
January 2, 2015	21,875	$33.60

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

The following table lists the various RSUs/PSUs awarded under the 2014 Plan and Prior Plans for the years ended December 30, 2016 and January 1, 2016 (U.S. dollars in millions except share and per share data):

Date of Award		Type of Award	Units Awarded	Price Per Share
September 2, 2016	[1]	RSU	50,000	$58.94
August 3, 2016		RSU	226,500	59.83
February 24, 2016		PSU	140,000	38.99
February 24, 2016		RSU	50,000	38.99
July 29, 2015		RSU	237,000	40.03
February 18, 2015		PSU	175,000	33.44
February 18, 2015		RSU	50,000	33.44
(1) New grant related to the former President/COO transition

RSUs are eligible to earn Dividends Equivalent Units ("DEUs") equal to the cash dividend paid to ordinary shareholders. DEUs are subject to the same performance and/or service conditions as the underlying RSUs/PSUs and are forfeitable.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Stock-Based Compensation (continued)

The following table summarizes RSUs/PSUs activity for the years ended December 30, 2016, January 1, 2016, December 26, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
RSUs/PSUs outstanding at December 27, 2013	325,000	$25.67
Granted	491,398	28.44
Converted	(140,466)	27.44
Cancelled	—	—

RSUs/PSUs outstanding at December 26, 2014	675,932	27.29
Granted	471,767	36.44
Converted	(157,933)	32.38
Cancelled	(1,224)	29.99

RSUs/PSUs outstanding at January 1, 2016	988,542	30.94
Granted	427,624	49.91
Converted	(472,841)	37.77
Cancelled	(11,289)	37.89

RSUs/PSUs outstanding at December 30, 2016	932,036	36.09

Vested at December 26, 2014	131,667	$25.12

Vested at January 1, 2016	249,797	$25.53

Vested at December 30, 2016	304,940	$26.49

Information about RSUs/PSUs outstanding at December 30, 2016 was as follows:

Grant Date Market Value	Outstanding	Outstanding Intrinsic Value	Vested	Vested Intrinsic Value
$40.03	103,679	$2.1	—	$—
$59.83	141,113	0.1	—	—
$38.99	101,133	2.2	—	—
$38.99	40,413	0.9	—	—
$33.44	117,154	3.2	33,711	2.0
$33.44	30,694	0.8	—	—
$25.52	110,211	3.9	73,475	4.5
$29.99	89,885	2.8	—	—
$26.52	105,885	3.6	105,885	6.4
$24.68	91,869	3.3	91,869	5.6
	932,036	$22.9	304,940	$18.5

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Stock-Based Compensation (continued)

As of December 30, 2016, the total remaining unrecognized compensation cost related to non-vested RSUs/PSUs amounted to $21.4 million, which will be amortized over the weighted-average remaining requisite service period of 1.6 years.

We expense the fair market value of RSUs/PSUs, as determined on the date of grant, ratably over the vesting tranche provided the performance condition, if any, is probable of attaining.

16. Commitments and Contingencies

We lease agricultural land and certain property, plant and equipment, including office facilities and refrigerated containers, under operating leases. We also enter into vessel charter agreements for the transport of our fresh produce to markets worldwide using six chartered refrigerated vessels.  Terms for vessel charter agreements range between one to 10 years.  The aggregate minimum payments under all operating leases and vessel charter agreements with initial terms of one year or more at December 30, 2016 are as follows (U.S. dollars in millions):

2017	$47.6
2018	40.4
2019	37.2
2020	14.8
2021	7.9
Thereafter	21.1
$169.0

Total expense for all operating leases and vessel charter agreements, including leases with initial terms of less than one year, amounted to $96.4 million for 2016, $103.9 million for 2015 and $106.2 million for 2014.

We also have agreements to purchase the entire or partial production of certain products of our independent growers primarily in Guatemala, Costa Rica, Philippines, Ecuador, Chile, Colombia and Cameroon that meet our quality standards. Total purchases under these agreements amounted to $816.0 million for 2016, $887.2 million for 2015 and $811.3 million for 2014.

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

On October 14, 2004, two of our subsidiaries were served with a complaint in an action styled Angel Abarca, et al. v. Dole Food Co., et al. filed in the Superior Court of the State of California for the County of Los Angeles on behalf of more than 2,600 Costa Rican banana workers who claim injury from exposure to DBCP. On January 2, 2009, three of our subsidiaries were served with multiple complaints in related actions styled Jorge Acosta Cortes, et al. v. Dole Food Company, et al. filed in the Superior Court of the State of California for the County of Los Angeles on behalf of 461 Costa Rican residents. An initial review of the plaintiffs in the Abarca and Cortes actions found that a substantial number of the plaintiffs were claimants in prior DBCP actions in Texas and may have participated in the settlement of those actions. On June 27, 2008, the court dismissed the claims of 1,329 plaintiffs who were parties to prior DBCP actions. On June 30, 2008, our subsidiaries moved to dismiss the claims of the remaining Abarca plaintiffs on grounds of forum non conveniens in favor of the courts of Costa Rica. On September 22, 2009, the court granted the

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. Litigation (continued)

motion to dismiss and on November 16, 2009 entered an order conditionally dismissing the claims of those remaining plaintiffs who allege employment on farms in Costa Rica exclusively affiliated with our subsidiaries. Those dismissed plaintiffs re-filed their claim in Costa Rica on May 17, 2012. On January 18, 2013, all remaining plaintiffs in California filed Requests for Dismissal effecting the dismissal of their claims without prejudice. On September 25, 2013, our subsidiaries filed an answer to the claim re-filed with the courts of Costa Rica. Two additional DBCP-related lawsuit were filed in Costa Rica in 2015, as to which the Company has not yet been served.

On May 31 and June 1, 2012, eight actions were filed against one of our subsidiaries in the United States District Court for the District of Delaware on behalf of approximately 3,000 plaintiffs alleging exposure to DBCP on or near banana farms in Costa Rica, Ecuador, Panama, and Guatemala. We and our subsidiaries have never owned, managed or otherwise been involved with any banana growing operations in Panama and were not involved with any banana growing operations in Ecuador during the period when DBCP was in use. The plaintiffs include 229 claimants who had cases pending in the United States District Court for the Eastern District of Louisiana which were dismissed on September 17, 2012. On August 30, 2012, our subsidiary joined a motion to dismiss the claims of those plaintiffs on the grounds that they have first-filed claims pending in the United States District Court for the Eastern District of Louisiana. The motion was granted on March 29, 2013 and appealed to the Unied States Court of Appeals for the Third Circuit. On September 21, 2012, our subsidiary filed an answer with respect to the claims of those plaintiffs who had not already filed in Louisiana. On May 27, 2014, the court granted a motion made by a co-defendant and entered summary judgment against all remaining plaintiffs based on the September 19, 2013 affirmance by the United States Court of Appeals for the Fifth Circuit of the dismissal on statute of limitations grounds of related cases by the United States District Court for the Eastern District of Louisiana. On July 7, 2014, our subsidiary joined in a motion for summary judgment on statute of limitations grounds as to all remaining plaintiffs on the basis of the court’s May 27, 2014 ruling. Plaintiffs agreed that judgment be entered in favor of all defendants for the claims still pending in the United States District Court for the District of Delaware on the basis of the summary judgment granted on May 27, 2014 and the district court entered judgment dismissing all plaintiffs’ claims on September 22, 2014. On October 21, 2014, a notice of appeal was filed with the United States Court of Appeals for the Third Circuit expressly limited the appeal to the claims of 57 (out of the more than 2,600) plaintiffs who had not previously filed claims in Louisiana. On August 11, 2015, a panel of the Court of Appeals affirmed the dismissal of the claims of these plaintiffs. Plaintiffs filed a Motion for Rehearing en Banc with the Third Circuit, which was granted on September 22, 2015. On September 2, 2016, the Third Circuit en banc reversed the District Court’s dismissal on first-filed doctrine grounds of the claims of approximately 229 of the plaintiffs and remanded the case back to the District Court for further proceedings. On March 9, 2017, the United States Court of Appeals for the Third Circuit is scheduled to hear oral argument in the appeal from the grant of summary judgment to defendants on the statute of limitations issue. An affirmance of the dismissal on limitations grounds would end all DBCP litigation before the Delaware courts; a reversal of the dismissal would leave approximately 285 claims pending before the Delaware district court.

In Hawaii, plaintiffs filed a petition for certiorari to the Hawaii Supreme Court based upon the Hawaii Court of Appeals affirmance in March 2014 of a summary judgment ruling in defendants’ favor at the trial court level. The Hawaii Supreme Court accepted the petition and oral argument was held on September 18, 2014 with respect to whether the claims of the six named plaintiffs were properly dismissed on statute of limitations grounds. On October 21, 2015, the Hawaii Supreme Court reversed the Hawaii Court of Appeals and the Hawaii state trial court’s grant of partial summary judgment against the DBCP plaintiffs on statute of limitations grounds.  The Hawaii Supreme Court remanded the claims of six remaining plaintiffs back to the Hawaii state trial court for further proceedings.

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

During 2014, as a result of a meeting held with the EPA which resulted in changes to the remediation work being performed, we reduced the liability related to the Kunia well site clean-up by $1.4 million. We increased the liability by $0.4 million during 2016 and reduced the liability by $0.8 million during 2015 due to changes to the remediation work being performed. The undiscounted estimates are between $13.7 million and $28.7 million. The undiscounted estimate on which our accrual is based, totals $13.7 million. As of December 30, 2016, there is $13.3 million included in other noncurrent liabilities and $0.4 million included in accounts payable and accrued expenses in the Consolidated Balance Sheets for the Kunia Well Site clean-up, which we expect to expend in the next 12 months. We expect to expend approximately $0.4 million each year in 2017 and 2018, $1.1 million in 2019, $1.0 million in 2020 and $0.9 million in 2021.

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

Certain of our derivative instruments contain provisions that require the current credit relationship between us and our counterparty to be maintained throughout the term of the derivative instruments.  If that credit relationship changes, certain provisions could be triggered, and the counterparty could request immediate collateralization of derivative instruments in net liability position above a certain threshold.  There are no derivative instruments with a credit-risk-related contingent feature that are in a liability position on December 30, 2016. As of December 30, 2016, no triggering event has occurred and thus we are not required to post collateral.  If the credit-risk-related contingent features underlying these agreements were triggered on December 30, 2016, we would not be required to post collateral to its counterparty because the collateralization threshold has not been met.

Foreign Currency Hedges

We are exposed to fluctuations in currency exchange rates against the U.S. dollar on our results of operations and financial condition and we mitigate that exposure by entering into foreign currency forward contracts. Certain of our subsidiaries periodically enter into foreign currency forward contracts in order to hedge portions of forecasted sales or cost of sales denominated in foreign currencies with forward contracts and options, which generally expire within one year. At December 30, 2016, our foreign currency forward contracts will hedge a portion of our 2017 foreign currency exposure.

We designate our foreign currency forward contracts as single-purpose cash flow hedges of forecasted cash flows.  Based on our formal assessment of hedge effectiveness of our foreign currency forward contracts, we determined that the impact of hedge ineffectiveness was de minimis for the years ended December 30, 2016, January 1, 2016 and December 26, 2014.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18.  Derivative Financial Instruments (continued)

We had the following outstanding foreign currency forward contracts as of December 30, 2016:

Foreign Currency Contracts Qualifying as Cash Flow Hedges:		Notional Amount
Euro		€73.4	million
Korean won	KRW	9,600.0	million

The following table reflects the fair values of derivative instruments as of December 30, 2016 (U.S. dollars in millions):

Derivatives Designated as Hedging Instruments (1)
	Foreign exchange contracts
Balance Sheet Location:	December 30, 2016 (2)	January 1, 2016
Asset derivatives:
Prepaid expenses and other current assets	$5.4	$11.9
Total asset derivatives	$5.4	$11.9

(1) See Note 19, "Fair Value Measurements", for fair value disclosures.
(2) We expect that $5.4 million of the net fair value of hedges recognized as a net gain in AOCI will be transferred to earnings during the next 12 months along with the effect of the related forecasted transaction.

The fair value of our derivatives changed from a net asset of $11.9 million as of January 1, 2016 to a net asset of $5.4 million as of December 30, 2016, related to our foreign currency cash flow hedges.  For foreign currency hedges, these fluctuations are primarily driven by the strengthening or weakening of the U.S. dollar compared to currencies being hedged relative to the contracted exchange rates and the settling of a number of contracts throughout 2016. During 2016, derivative contracts to hedge the euro and Japanese yen relative to our sales were settled; derivative contracts to hedge the Korean won relative to our cost of sales were also settled. The change in 2016 was primarily related to the settling of the majority of the contracts throughout 2016.

The following table reflects the effect of derivative instruments on the Consolidated Statements of Income for the years ended December 30, 2016 and January 1, 2016 (U.S. dollars in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Year ended			Year ended
	December 30, 2016	January 1, 2016		December 30, 2016	January 1, 2016
Foreign exchange contracts	$(7.2)	$(13.0)	Net sales	$7.5	$39.0
Foreign exchange contracts	0.7	(0.3)	Cost of products sold	0.5	0.7
Total	$(6.5)	$(13.3)		$8.0	$39.7

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

The following table provides a summary of the fair values of our derivative financial instruments measured on a recurring basis under “Fair Value Measurements and Disclosures” (U.S. dollars in millions):

Fair Value Measurements
Foreign currency hedge assets
	December 30, 2016	January 1, 2016
Quoted Prices in Active Markets for Identical Assets (Level 1)	$—	$—

Significant Other Observable Inputs (Level 2)	5.4	11.9

Significant Unobservable Inputs (Level 3)	—	—

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

	Fair Value Measurements for the year ended December 30, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Underutilized assets in Central America	$1.0	$—	$—	$1.0

Philippines plantation conversion to pineapple	0.3	—	—	0.3
	$1.3	$—	$—	$1.3

During the second and third quarters of 2016, we recognized $1.2 million in asset impairment and other charges related to certain underutilized assets in Central America. The asset impairment consisted of a write-down of $1.2 million related to the assets with a carrying value of $2.2 million. We estimated the fair value of these assets of $1.0 million using the market approach. The fair value of these assets are classified as Level 3 of the fair value hierarchy due to the mix of unobservable inputs utilized.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. Fair Value Measurements (continued)

During the second quarter of 2016, we recognized $2.5 million in asset impairment and other charges as a result of our decision to convert a banana plantation in the Philippines to a pineapple plantation during the next three years. The asset impairment consisted of a write-down of $2.5 million related to the plantation with a carrying value of $2.8 million. The plantation was written down to a fair value of $0.3 million. We estimated the fair value of this asset using an income based approach, whereby our cash flows were adjusted for a market premium risk. The fair value of the plantation of $0.3 million is classified as Level 3 of the fair value hierarchy due to the mix of unobservable inputs utilized.

The following is a tabular presentation of the non-recurring fair value measurement along with the level within the fair value hierarchy in which the fair value measurement in its entirety falls (U.S. dollars in millions):

	Fair Value Measurements for the year ended January 1, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Guatemala banana plantation assets held for sale	$1.8	$—	$—	$1.8
	$1.8	$—	$—	$1.8

During the third quarter 2015, we recognized a charge of $1.0 million for Guatemala property, plant and equipment valued at fair value less cost to sell. The carrying value of these assets was $2.8 million and was written down to $1.8 million. These assets related predominantly to land, land improvements and banana plantations included in other current assets on our Consolidated Balance Sheets due to the fact that they are expected to be sold within one year. We estimated the fair value of the underlying assets using the market approach. The fair valuation of the assets are classified as Level 3 of the fair value hierarchy due to the mix of unobservable information.

Refer to Note 3, “Asset Impairment and Other Charges, Net” for further discussion related to asset impairment charges.

20. Related Party Transactions

Receivables from related parties were $0.3 million in 2016 and $0.7 million in 2015.

Cash distributions to noncontrolling interests were $0.2 million in 2016 and $1.8 million in 2015. Cash receipts from noncontrolling interests were $5.0 million in 2014. We have reflected the cash in contributions to (distributions from) noncontrolling interests under financing activities in the Consolidated Statements of Cash Flows. We have $22.9 million as of December 30, 2016 and $23.0 million as of January 1, 2016 in other noncurrent liabilities in our Consolidated Balance Sheets related to one of our noncontrolling interests.

We incurred expenses of approximately $2.9 million for 2016, $2.5 million for 2015 and $2.7 million for 2014 for air transportation services for chartering an aircraft that is indirectly owned by our Chairman and Chief Executive Officer.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21. Unaudited Quarterly Financial Information

Our fiscal quarter-ends correspond to the last Friday of the 13-week period, beginning the day following our fiscal year end. The following summarizes certain quarterly operating data (U.S. dollars in millions, except per share data):

	Quarter ended
	April 1, 2016	July 1, 2016	September 30, 2016	December 30, 2016
Net sales	$1,018.1	$1,088.6	$950.2	$954.6
Gross profit	140.7	145.4	118.8	56.5
Net income	81.2	97.7	36.2	10.5
Net income attributable to Fresh Del Monte Produce Inc.	81.7	96.2	35.2	12.0
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. – basic (1)	$1.58	$1.88	$0.68	$0.23
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. – diluted (1)	$1.57	$1.86	$0.68	$0.23
Dividends declared per ordinary share	$0.125	$0.125	$0.150	$0.150

	March 27, 2015	June 26, 2015	September 25, 2015	January 1, 2016 (2),(3)
Net sales	$1,008.4	$1,134.1	$936.1	$977.9
Gross profit	100.4	114.0	83.3	44.6
Net income (loss)	44.2	65.9	29.9	(73.6)
Net income (loss) attributable to Fresh Del Monte Produce Inc.	42.5	64.5	28.5	(73.1)
Net income (loss) per ordinary share attributable to Fresh Del Monte Produce Inc. – basic (1)	$0.80	$1.22	$0.54	$(1.39)
Net income (loss) per ordinary share attributable to Fresh Del Monte Produce Inc. – diluted (1)	$0.80	$1.21	$0.54	$(1.39)
Dividends declared per ordinary share	$0.125	$0.125	$0.125	$0.125

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

(3)
Based on the annual impairment review of goodwill performed in 2015 and due to the failure of the tomato business in North America to meet our expectations, we wrote-off $66.1 million of goodwill for the quarter ended January 1, 2016, which was related to the 2003 tomato and vegetable business acquisition.

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

Our operations are aggregated into business segments on the basis of our products: bananas, other fresh produce and prepared food. Other fresh produce includes pineapples, melons, non-tropical fruit (including grapes, apples, pears, peaches, plums, nectarines, citrus, kiwis and blueberries), avocados, fresh-cut products, other fruit and vegetables, a third-party ocean freight business, a plastic product and box manufacturing business. Prepared food includes prepared fruit and vegetables, juices, beverages, snacks, poultry and meat products.

We evaluate performance based on several factors, of which net sales and gross profit by product are the primary financial measures (U.S. dollars in millions):

	Year ended
	December 30, 2016		January 1, 2016		December 26, 2014
	Net Sales	Gross Profit	Net Sales	Gross Profit	Net Sales	Gross Profit
Banana	$1,811.5	$159.5	$1,867.6	$76.5	$1,804.7	$109.1
Other fresh produce	1,852.6	236.7	1,826.3	208.7	1,744.7	210.4
Prepared food	347.4	65.2	362.6	57.1	378.1	45.3
Totals	$4,011.5	$461.4	$4,056.5	$342.3	$3,927.5	$364.8

	Year ended
Net sales by geographic region:	December 30, 2016	January 1, 2016	December 26, 2014
North America	$2,221.5	$2,236.1	$2,113.4
Europe	673.1	721.6	736.1
Middle East	569.8	586.6	554.3
Asia	477.2	441.4	434.5
Other	69.9	70.8	89.2
Total net sales	$4,011.5	$4,056.5	$3,927.5

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

22. Business Segment Data (continued)

Property, plant and equipment, net:	December 30, 2016	January 1, 2016
North America	$151.7	$146.3
Europe	45.9	42.7
Middle East	148.5	152.8
Africa	45.9	48.1
Asia	131.1	95.1
Central America	625.7	614.1
South America	88.7	73.4
Maritime equipment (including containers)	21.3	24.5
Corporate	13.2	18.4
Total property, plant and equipment, net	$1,272.0	$1,215.4

Identifiable assets:	December 30, 2016	January 1, 2016
North America	$401.3	$378.1
Europe	301.3	313.9
Middle East	320.2	324.6
Africa	122.2	136.5
Asia	232.2	197.0
Central America	977.8	963.4
South America	178.9	154.9
Maritime equipment (including containers)	40.1	41.5
Corporate	79.3	86.2
Total identifiable assets	$2,653.3	$2,596.1

North America accounted for approximately 55% of our net sales for 2016, 55% for 2015 and 54% for 2014.  Our earnings are heavily dependent on operations located worldwide; however, our net sales are not dependent on any particular country other than the United States, with no other country accounting for greater than 10% of our net sales for 2016, 2015 and 2014.  These operations are a significant factor in the economies of some of the countries in which we operate and are subject to the risks that are inherent in operating in such countries, including government regulations, currency and ownership restrictions and risk of expropriation. Management reviews assets on the basis of geographic region and not by reportable segment, which more closely aligns our capital investment with demand for our products.  Costa Rica is our most significant sourcing location, representing approximately 40% of our property, plant and equipment as of December 30, 2016.  No foreign country other than Costa Rica accounts for greater than 10% of our property, plant and equipment.

One customer accounted for approximately 11% of net sales in 2016, 2015 and 2014. These sales are reported in the banana and other fresh produce segments. No other customer accounted for 10% or more of our net sales. In 2016, our top 10 customers accounted for approximately 31% of net sales as compared with 30% during 2015 and 2014. Identifiable assets by geographic area represent those assets used in the operations of each geographic area. Corporate assets consist of goodwill, building, leasehold improvements and furniture and fixtures.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

23. Shareholders’ Equity

Our shareholders have authorized 50,000,000 preferred shares at $0.01 par value, of which none are issued or outstanding, and 200,000,000 ordinary shares of common stock at $0.01 par value, of which 51,256,906 are issued and outstanding at December 30, 2016.

The ordinary share activity for the years ended December 30, 2016 and January 1, 2016 is summarized as follows:

	Year ended
	December 30, 2016	January 1, 2016
Ordinary shares issued/(retired) as a result of:
Stock option exercises	471,653	1,320,103
Restricted stock awards	22,946	21,875
Restricted and performance stock units	544,577	239,624
Ordinary share repurchase and retirement	(2,325,235)	(2,938,560)

On July 29, 2015, our Board of Directors approved a three-year stock repurchase program of up to $300.0 million of our ordinary shares, in addition to the three-year repurchase program to repurchase up to $300.0 million of our ordinary shares approved on May 1, 2013. We have repurchased $398.4 million of our ordinary shares, or 11.4 million ordinary shares, under the aforementioned repurchase programs and retired all the repurchased shares. We have a maximum dollar amount value of $201.6 million shares that may yet be purchased under the combined stock repurchase programs.

The following represents a summary of repurchase activity during years ended December 30, 2016 and January 1, 2016 (U.S. dollars in millions, except share and per share data):

	Year ended
	December 30, 2016			January 1, 2016
	Shares	USD	Average price per share	Shares	USD	Average price per share
Year ended:	2,325,235	$106.6	$45.85	2,938,560	$103.9	$35.34

Subsequent to the year ended December 30, 2016, we repurchased no ordinary shares.

The following is a summary of the dividends declared per share for the years ended December 30, 2016 and January 1, 2016:

Year ended
December 30, 2016		January 1, 2016
Dividend Declared Date	Cash Dividend Declared, per Ordinary Share	Dividend Declared Date	Cash Dividend Declared, per Ordinary Share
December 9, 2016	$0.150	December 4, 2015	$0.125
September 9, 2016	$0.150	September 4, 2015	$0.125
June 3, 2016	$0.125	May 29, 2015	$0.125
April 1, 2016	$0.125	March 27, 2015	$0.125

We paid $28.2 million in dividends during the year ended December 30, 2016 and $26.2 million during the year ended January 1, 2016.

Schedule II - Valuation and Qualifying Accounts
Fresh Del Monte Produce Inc. and Subsidiaries
(U.S. dollars in millions)
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended December 30, 2016

Deducted from asset accounts: Valuation accounts:
Trade accounts receivable	$9.3	$4.0	$—	$(2.0)	$11.3
Advances to growers and other receivables	7.9	1.4	—	(1.5)	7.8
Deferred tax asset valuation allowance	225.8	27.5	0.2	(21.4)	232.1

Accrued liabilities:
Provision for Kunia Well Site	13.7	—	(0.4)	0.4	13.7
Total	$256.7	$32.9	$(0.2)	$(24.5)	$264.9

Year ended January 1, 2016:

Deducted from asset accounts:
Valuation accounts:
Trade accounts receivable	$10.7	$0.4	$—	$(1.8)	$9.3
Advances to growers and other receivables	4.5	4.8	—	(1.4)	7.9
Deferred tax asset valuation allowance	179.5	62.8	0.2	(16.7)	225.8

Accrued liabilities:
Provision for Kunia Well Site	14.6	0.3	(0.3)	(0.9)	13.7
Total	$209.3	$68.3	$(0.1)	$(20.8)	$256.7

Year ended December 26, 2014:

Deducted from asset accounts:
Valuation accounts:
Trade accounts receivable	$8.3	$9.1	$—	$(6.7)	$10.7
Advances to growers and other receivables	6.1	1.9	—	(3.5)	4.5
Deferred tax asset valuation allowance	180.4	18.5	1.8	(21.2)	179.5

Accrued liabilities:
Provision for Kunia Well Site	16.4	0.4	(1.4)	(0.8)	14.6
Total	$211.2	$29.9	$0.4	$(32.2)	$209.3

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 30, 2016. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the year ended December 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

See Management’s Annual Report on Internal Control Over Financial Reporting included in Item 8.  Financial Statements and Supplementary Data.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by Item 10 of Part III of this Annual Report on Form 10-K will be included in our definitive Proxy Statement relating to our 2017 Annual General Meeting of Shareholders with respect to directors, executive officers, audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance, is incorporated herein by reference in response to this item.

Code of Ethics

We have adopted a Code of Conduct and Business Ethics Policy (“Code of Conduct”) that applies to our principal executive officer, principal financial officer and principal accounting officer as well as all our directors, other officers and employees. Our Code of Conduct can be found on our Web site at www.freshdelmonte.com. We have not waived the requirements of the Code of Conduct for any directors or executive officers and there were no amendments in 2016.  We intend to disclose any amendment or waiver of the Code of Conduct promptly on our Web site.

Item 11.	Executive Compensation

Information required by Item 11 of Part III of this Annual Report on Form 10-K will be included in our definitive Proxy Statement relating to our 2017 Annual General Meeting of Shareholders with respect to executive compensation, is incorporated herein by reference in response to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 of Part III of this Annual Report on Form 10-K will be included in our definitive Proxy Statement relating to our 2017 Annual General Meeting of Shareholders with respect to security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans, is incorporated herein by reference in response to this item.

Item 13.	Certain Relationships and Related Transactions

Information required by Item 13 of Part III of this Annual Report on Form 10-K will be included in our definitive Proxy Statement relating to our 2017 Annual General Meeting of Shareholders with respect to certain relationships and related transactions and director independence, is incorporated herein by reference in response to this item.

Item 14.	Principal Accountant Fees and Services

Information required by Item 14 of Part III of this Annual Report on Form 10-K will be included in our definitive Proxy Statement relating to our 2017 Annual General Meeting of Shareholders with respect to principal accountant fees and services, is incorporated by reference in response to this item.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Consolidated Statements and Other Financial Information

The following financial statements and supplemental schedule of Fresh Del Monte Produce Inc. and its subsidiaries are included in Item 8.  Financial Statements and Supplementary Data of this Report:

Consolidated Financial Statements

Report of Independent Registered Certified Public Accounting Firm on Consolidated Financial Statements

Consolidated Balance Sheets at December 30, 2016 and January 1, 2016

Consolidated Statements of Income for the years ended December 30, 2016, January 1, 2016 and December 26, 2014

Consolidated Statements of Comprehensive Income for the years ended December 30, 2016, January 1, 2016 and December 26, 2014

Consolidated Statements of Cash Flows for the years ended December 30, 2016, January 1, 2016 and December 26, 2014

Consolidated Statements of Shareholders’ Equity for the years ended December 30, 2016, January 1, 2016 and December 26, 2014

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

10.10**	Fresh Del Monte Produce Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our First Quarter 2008 Report on Form 10-Q).

10.11**	2003 Performance Incentive Plan for Chairman & CEO (incorporated by reference to Exhibit 10.2 to our First Quarter 2008 Report on Form 10-Q).

10.12**	2004 Performance Incentive Plan for Senior Executives (incorporated by reference to Exhibit 10.3 to our First Quarter 2008 Report on Form 10-Q).

10.13**	2011 Performance Incentive Plan for the Chief Executive Officer ((incorporated by reference to Exhibit 10.1 to our First Quarter 2011 Report on Form 10-Q)

10.14**	Executive Retention and Severance Agreement (Chairman & CEO) (incorporated by reference to Exhibit 10.4 to our First Quarter 2008 Report on Form 10-Q).

10.15**	Fresh Del Monte Produce Inc. 2010 Non-Employee Directors Equity Plan, effective as of May 5, 2010 (incorporated by reference to Exhibit 10.1 to our Second Quarter 2010 Report on Form 10-Q).

10.16**
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

10.18**
2011 Omnibus Share Incentive Plan (incorporated by reference to Exhibit A in the Company's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 24, 2011)

10.19**
2014 Omnibus Share Incentive Plan (incorporated by reference to Exhibit A in the Company's Definitive Proxy Statement on Schedule 14A files with the Securities and Exchange Commission on March 31, 2014)

10.20
Standard Fruit and Vegetable Co., Inc. Stock Purchase Agreement, dated as of January 27, 2003, between Del Monte Fresh Produce N.A., Inc. and Standard Fruit and Vegetable Co., Inc. et al. (incorporated by reference to Exhibit 4.13 to our 2002 Annual Report on Form 20-F).

10.21
Credit Agreement, dated as of April 16, 2015, (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on April 21, 2015) by and among Fresh Del Monte Produce Inc., and certain subsidiaries named therein and the lenders and agents named therein.

10.22**
Separation and Release Agreement dated as of September 26, 2016, between Fresh Del Monte Produce Inc. and Hani El-Naffy (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 30, 2016).

10.23**
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

***
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 30, 2016 and January 1, 2016 , (ii) Consolidated Statements of Income for the years ended December 30, 2016, January 1, 2016 and December 26, 2014, (iii) Consolidated Statements of Comprehensive Income for the years ended December 30, 2016, January 1, 2016, and December 26, 2014, (iv) Consolidated Statements of Cash Flows for the years ended December 30, 2016, January 1, 2016 and December 26, 2014 and (v) Notes to Consolidated Financial Statements.

Item 16.        Form 10-K Summary

Not applicable.

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

FRESH DEL MONTE PRODUCE INC.

Date:	February 21, 2017	By:	/s/ Youssef Zakharia
Youssef Zakharia
President & Chief Operating Officer

Date:	February 21, 2017	By:	/s/ Richard Contreras
Richard Contreras
Senior Vice President & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 21st day of February, 2017:

/s/ Mohammad Abu-Ghazaleh
By	Mohammad Abu-Ghazaleh
Chairman & Chief Executive Officer (Principal Executive Officer)

/s/ Richard Contreras
By	Richard Contreras
Senior Vice President & Chief Financial Officer (Principal Financial & Accounting Officer)

/s/ Amir Abu-Ghazaleh
By	Amir Abu-Ghazaleh
Director

/s/ Salvatore H. Alfiero
By	Salvatore H. Alfiero
Director

/s/ Michael J. Berthelot
By	Michael J. Berthelot
Director

/s/ Edward L. Boykin
By	Edward L. Boykin
Director

/s/ Robert S. Bucklin
By	Robert S. Bucklin
Director

/s/ Madeleine Champion
By	Madeleine Champion
Director

/s/ John H. Dalton
By	John H. Dalton
Director

By	/s/ Hani El-Naffy
Hani El-Naffy
Director