Form 10-Q
period 2017-03-31
FRESH DEL MONTE PRODUCE INC
filed 2017-05-02
CIK 1047340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
———————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

 ———————————

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)
Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 21, 2017, there were 51,111,034 ordinary shares of Fresh Del Monte Produce Inc. issued and outstanding.

Forward-Looking Statements

This report, information included in future filings by us and information contained in written material, press releases and oral statements, issued by or on behalf of us contains, or may contain, statements that constitute forward-looking statements. In this report, these statements appear in a number of places and include statements regarding the intent, beliefs or current expectations of us or our officers (including statements preceded by, followed by or that include the words “believes”, “expects”, “anticipates” or similar expressions) with respect to various matters, including our plans and future performance.  These forward-looking statements involve risks and uncertainties.  Fresh Del Monte’s actual plans and performance may differ materially from those in the forward-looking statements as a result of various factors, including (i) the uncertain global economic environment and the timing and strength of a recovery in the markets we serve, and the extent to which adverse economic conditions continue to affect our sales volume and results, including our ability to command premium prices for certain of our principal products, or increase competitive pressures within the industry, (ii) the impact of governmental initiatives in the United States and abroad to spur economic activity, including the effects of significant government monetary or other market interventions on inflation, price controls and foreign exchange rates, (iii) the impact of governmental trade restrictions, including adverse governmental regulation that may impact our ability to access certain markets such as uncertainty surrounding the recent vote in the United Kingdom to leave the European Union (often referred as Brexit), including spillover effects to other Eurozone countries, (iv) our anticipated cash needs in light of our liquidity, (v) the continued ability of our distributors and suppliers to have access to sufficient liquidity to fund their operations, (vi) trends and other factors affecting our financial condition or results of operations from period to period, including changes in product mix or consumer demand for branded products such as ours, particularly as consumers remain price-conscious in the current economic environment; anticipated price and expense levels; the impact of crop disease, severe weather conditions, such as flooding, or natural disasters, such as earthquakes, on crop quality and yields and on our ability to grow, procure or export our products; the impact of prices for petroleum-based products and packaging materials; and the availability of sufficient labor during peak growing and harvesting seasons, (vii) the impact of pricing and other actions by our competitors, particularly during periods of low consumer confidence and spending levels, (viii) the impact of foreign currency fluctuations, (ix) our plans for expansion of our business (including through acquisitions) and cost savings, (x) our ability to successfully integrate acquisitions into our operations, (xi) the impact of impairment or other charges associated with exit activities, crop or facility damage or otherwise, (xii) the timing and cost of resolution of pending and future legal and environmental proceedings or investigations, (xiii) the impact of changes in tax accounting or tax laws (or interpretations thereof), and the impact of settlements of adjustments proposed by the Internal Revenue Service or other taxing authorities in connection with our tax audits, and (xiv) the cost and other implications of changes in regulations applicable to our business, including potential legislative or regulatory initiatives in the United States or elsewhere directed at mitigating the effects of climate change. All forward-looking statements in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our plans and performance may also be affected by the factors described in Item 1A-“Risk Factors” in our Annual Report on Form 10-K for the year ended December 30, 2016 along with other reports that we have on file with the Securities and Exchange Commission.

PART I: FINANCIAL INFORMATION

Item 1.        Financial Statements

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)
(U.S. dollars in millions, except share and per share data)

	March 31, 2017	December 30, 2016
Assets
Current assets:
Cash and cash equivalents	$26.0	$20.1
Trade accounts receivable, net of allowance of $11.4 and $11.3, respectively	370.8	349.2
Other accounts receivable, net of allowance of $8.0 and $7.8, respectively	65.5	63.0
Inventories, net	502.6	493.2
Prepaid expenses and other current assets	33.0	35.6
Total current assets	997.9	961.1

Investments in and advances to unconsolidated companies	2.0	2.0
Property, plant and equipment, net	1,288.1	1,272.0
Deferred income taxes	70.1	66.2
Goodwill	261.1	260.9
Other noncurrent assets	92.4	91.1
Total assets	$2,711.6	$2,653.3
Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued expenses	$359.7	$360.5
Current portion of long-term debt and capital lease obligations	0.5	0.6
Income taxes and other taxes payable	13.7	8.0
Total current liabilities	373.9	369.1

Long-term debt and capital lease obligations	266.9	231.7
Retirement benefits	95.0	93.6
Other noncurrent liabilities	42.3	50.8
Deferred income taxes	91.4	91.7
Total liabilities	869.5	836.9
Commitments and contingencies
Shareholders' equity:
Preferred shares, $0.01 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.01 par value; 200,000,000 shares authorized; 51,105,081 and 51,256,906 issued and outstanding, respectively	0.5	0.5
Paid-in capital	548.6	549.7
Retained earnings	1,311.9	1,285.8
Accumulated other comprehensive loss	(42.7)	(44.2)
Total Fresh Del Monte Produce Inc. shareholders' equity	1,818.3	1,791.8
Noncontrolling interests	23.8	24.6
Total shareholders' equity	1,842.1	1,816.4
Total liabilities and shareholders' equity	$2,711.6	$2,653.3

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(U.S. dollars in millions, except share and per share data)

	Quarter ended
	March 31, 2017	April 1, 2016
Net sales	$1,032.4	$1,018.1
Cost of products sold	933.3	877.4
Gross profit	99.1	140.7
Selling, general and administrative expenses	47.9	47.1
Loss (gain) on disposal of property, plant and equipment, net	(0.8)	3.1
Asset impairment and other credits, net	(1.9)	—
Operating income	53.9	90.5
Interest expense	1.4	0.9
Interest income	(0.1)	(0.1)
Other expense (income), net	0.1	(2.6)
Income before income taxes	52.5	92.3
Provision for income taxes	6.9	11.1
Net income	$45.6	$81.2
Less: Net loss attributable to noncontrolling interests	0.8	0.5
Net income attributable to Fresh Del Monte Produce Inc.	$46.4	$81.7
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Basic	$0.91	$1.58
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Diluted	$0.90	$1.57
Dividends declared per ordinary share	$0.150	$0.125
Weighted average number of ordinary shares:
Basic	51,218,502	51,628,572
Diluted	51,668,110	52,036,566

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(U.S. dollars in millions)

	Quarter ended
	March 31, 2017	April 1, 2016
Net income	$45.6	$81.2
Other comprehensive income:
Net unrealized loss on derivatives	(2.5)	(9.9)
Net unrealized foreign currency translation gain	4.0	5.6
Net change in retirement benefit adjustment, net of tax	—	0.1
Comprehensive income	$47.1	$77.0
Less: comprehensive loss attributable to noncontrolling interests	(0.8)	(0.1)
Comprehensive income attributable to Fresh Del Monte Produce Inc.	$47.9	$77.1

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(U.S. dollars in millions)

	Quarter ended
	March 31, 2017	April 1, 2016
Operating activities:
Net income	$45.6	$81.2
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	19.9	19.0
Amortization of debt issuance costs	0.1	0.1
Stock-based compensation expense	3.6	4.7
Asset impairment, net	0.3	—
Change in uncertain tax positions	0.1	0.1
Loss (gain) on disposal of property, plant and equipment	(0.8)	3.1
Deferred income taxes	(4.7)	(1.5)
Foreign currency translation adjustment	1.7	1.6
Changes in operating assets and liabilities:
Receivables	(23.4)	(14.8)
Inventories	(10.2)	(9.6)
Prepaid expenses and other current assets	1.6	4.6
Accounts payable and accrued expenses	5.2	5.5
Other noncurrent assets and liabilities	(6.0)	(1.1)
Net cash provided by operating activities	33.0	92.9
Investing activities:
Capital expenditures	(35.6)	(34.1)
Proceeds from sales of property, plant and equipment	1.1	0.4
Net cash used in investing activities	(34.5)	(33.7)
Financing activities:
Proceeds from long-term debt	178.1	150.3
Payments on long-term debt	(143.4)	(128.2)
Distributions to noncontrolling interests, net	(3.7)	—
Proceeds from stock options exercised	0.1	0.5
Dividends paid	(7.6)	(6.4)
Repurchase and retirement of ordinary shares	(17.5)	(66.4)
Net cash provided by (used in) financing activities	6.0	(50.2)
Effect of exchange rate changes on cash	1.4	1.0
Net increase in cash and cash equivalents	5.9	10.0
Cash and cash equivalents, beginning	20.1	24.9
Cash and cash equivalents, ending	$26.0	$34.9
Supplemental cash flow information:
Cash paid for interest	$1.2	$0.8
Cash paid for income taxes	$2.6	$2.1
Non-cash financing and investing activities:
Retirement of ordinary shares	$17.5	$64.6
Dividends on restricted share units	$0.3	$—

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

The accompanying unaudited Consolidated Financial Statements for the quarter ended March 31, 2017 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for fair presentation have been included. Operating results for the quarter ended March 31, 2017 are subject to significant seasonal variations and are not necessarily indicative of the results that may be expected for the year ending December 29, 2017. For further information, refer to the Consolidated Financial Statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 30, 2016.

We are required to evaluate events occurring after March 31, 2017 for recognition and disclosure in the unaudited Consolidated Financial Statements for the quarter ended March 31, 2017. Events are evaluated based on whether they represent information existing as of March 31, 2017, which require recognition in the unaudited Consolidated Financial Statements, or new events occurring after March 31, 2017, which do not require recognition but require disclosure if the event is significant to the unaudited Consolidated Financial Statements. We evaluated events occurring subsequent to March 31, 2017 through the date of issuance of these unaudited Consolidated Financial Statements.

2. Recently Issued Accounting Pronouncements

New Accounting Pronouncements Adopted

In March 2016, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU"), Improvements to Employee Share-Based Payment Accounting, which simplified several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The new standard requires excess tax benefits or deficiencies for share-based payments to be recognized as income tax benefit or expense, rather than within additional paid-in capital, when the awards vest or are settled. Furthermore, cash flows related to excess tax benefits are required to be classified as operating activities in the statement of cash flows rather than financing activities. We adopted these amendments effective December 31, 2016, the first day of our 2017 year.

We have elected to account for forfeitures of stock-based awards as they occur and have adopted on a modified retrospective basis, as such, we recorded a cumulative effect adjustment of $0.2 million (pre-tax) to reduce retained earnings and increase additional paid-in capital as of December 31, 2016, the first day of our 2017 year.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

2. Recently Issued Accounting Pronouncements (continued)

The new standard also requires the presentation of cash paid to taxing authorities at settlement arising from the withholding of shares from employees be classified as a financing activity on the statement of cash flows. We adopted these amendments, effective December 31, 2016, the first day of our 2017 year, on a retrospective basis.

In July 2015, the FASB issued an ASU, Simplifying the Measurement of Inventory.  The core principal of the guidance is that an entity should measure inventory at the lower of cost and net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  This guidance does not apply to inventory that is being measured using the Last-In, First-Out (LIFO) or the retail inventory method. The Company adopted this guidance on December 31, 2016, the first day of our 2017 year, and determined there were no changes to disclosure, financial statement presentation, or valuation of inventory as a result of adoption.

New Accounting Pronouncements Not Yet Adopted

In March 2017, the FASB issued an ASU, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires that the service cost component of net periodic benefit costs from defined benefit and other postretirement benefit plans be included in the same Statement of Earnings captions as other compensation costs arising from services rendered by the covered employees during the period.  The other components of net benefit cost will be presented in the Statement of Earnings separately from service costs.  Following adoption, only service costs will be eligible for capitalization into manufactured inventories, which should reduce diversity in practice.  This ASU will be effective for us beginning the first day of our 2018 fiscal year. As this ASU only affects presentation and disclosure we do not anticipate a significant impact of adoption on our financial condition, results of operations and cash flows.

In February 2017, the FASB issued an ASU, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets: Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which clarifies the scope of asset decrecognition and adds further guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers. This ASU will be effective for us beginning the first day of our 2018 fiscal year. Early adoption is permitted. We are evaluating the impact of adoption of this ASU on our financial condition, results of operations and cash flows, and as such, we are not able to estimate the effect the adoption of the new standard will have on our financial statements.

In January 2017, the FASB issued an ASU, Business Combinations: Clarifying the Definition of a Business, which adds guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This ASU will be effective for us beginning the first day of our 2018 fiscal year. Early adoption is permitted. We do not expect this ASU to have an impact until a valid transaction takes place.

In January 2017, the FASB issued an ASU, Simplifying the Test for Goodwill Impairment, which removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. The ASU permits an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This ASU will be effective for us beginning the first day of our 2020 fiscal year. Early adoption is permitted. We are evaluating the impact of adoption of this ASU on our financial condition, results of operations and cash flows, and as such, we are not able to estimate the effect the adoption of the new standard will have on our financial statements.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

2. Recently Issued Accounting Pronouncements (continued)

The guidance requires modified retrospective adoption. We are evaluating the impact of adoption of this ASU on our financial condition, results of operations and cash flows, and as such, we are not able to estimate the effect the adoption of the new standard will have on our financial statements.

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

In February 2016, the FASB issued an ASU, Leases, which requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize a straight-line total lease expense. The guidance also requires qualitative and specific quantitative disclosures to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities, including significant judgments and changes in judgments. This ASU will be effective for us beginning the first day of our 2019 fiscal year. Early adoption is permitted. We are evaluating the impact of adoption of this ASU on our financial condition, results of operations and cash flows, and as such, we are not able to estimate the effect the adoption of the new standard will have on our financial statements.

In May 2014, the FASB issued an ASU, Revenue From Contracts with Customers, and has subsequently issued several supplemental and / or clarifying ASUs (collectively "ASC 606"), which prescribes a comprehensive new revenue recognition standard that will supersede existing revenue guidance. ASC 606's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard outlines a five step model, whereby revenue is recognized as performance obligations within a contract are satisfied. The standard also requires new, expanded disclosures regarding revenue recognition. ASC 606 will be effective for us beginning the first day of our 2018 fiscal year. Early adoption is not permitted. We are evaluating the impact of adoption of ASC 606 on our financial condition, results of operations and cash flows, and as such, we are not able to reasonably estimate the effect that the adoption of the new standard will have on our financial statements. We have commenced an initial analysis and have a team in place to analyze the impact of ASC 606. This includes reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under the new standard. The standard permits the use of either the retrospective or modified retrospective transition method. We will adopt the new standard using the modified retrospective transition method, under which the cumulative effect of initially applying the new guidance is recognized as an adjustment to the opening balance of retained earnings on the first day of our 2018 fiscal year.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

3.  Asset Impairment and Other Credits, Net

The following represents a summary of asset impairment and other credits, net recorded during the quarter ended March 31, 2017 (U.S. dollars in millions):

	Quarter ended
	March 31, 2017
	Long-lived and other asset impairment	Other credits	Total
Banana segment:
Philippines floods	$0.3	$—	$0.3
Other fresh produce segment:
Chile insurance proceeds on floods	—	(2.2)	(2.2)
Total asset impairment and other charges, net	$0.3	$(2.2)	$(1.9)

During the quarter ended April 1, 2016 there were no charges recorded for asset impairment and other credits, net.

Exit Activity and Other Reserves

Exit activity and other reserve balances are recorded in the Consolidated Balance Sheets included in accounts payable and accrued expenses, for the current portion and in other noncurrent liabilities for the noncurrent portion.

The following is a rollforward of 2017 exit activity and other reserves (U.S. dollars in millions):

	Exit activity and other reserve balance at December 30, 2016	Impact to earnings	Cash paid	Foreign exchange impact	Exit activity and other reserve balance at March 31, 2017
Contract termination and other exit activity charges	$1.0	$—	$(0.2)	$(0.1)	$0.7
	$1.0	$—	$(0.2)	$(0.1)	$0.7

The exit activity and other reserve balance at March 31, 2017 include $0.7 million related to contract termination costs for an underutilized facility in the United Kingdom which relates to previous periods. We do not expect additional charges related to the exit and other activities mentioned above that would significantly impact our results of operations or financial condition.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

4.  Noncontrolling Interests

The following table reconciles shareholders’ equity attributable to noncontrolling interests (U.S. dollars in millions):

	Quarter ended
	March 31, 2017	April 1, 2016
Noncontrolling interests, beginning	$24.6	$42.9
Net loss attributable to noncontrolling interests	(0.8)	(0.5)
Translation adjustments	—	0.4
Noncontrolling interests, ending	$23.8	$42.8

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

6.  Financing Receivables (continued)

The following table details financing receivables including the related allowance for advances to independent growers and suppliers (U.S. dollars in millions):

	March 31, 2017		December 30, 2016
	Short-term	Long-term	Short-term	Long-term
Gross advances to independent growers and suppliers	$27.8	$0.2	$35.8	$0.2
Allowance for advances to independent growers and suppliers	(1.5)	—	(1.5)	—
Net advances to independent growers and suppliers	$26.3	$0.2	$34.3	$0.2

The current and noncurrent portions of the financing receivables included above are classified in the Consolidated Balance Sheets in other accounts receivable and other noncurrent assets, respectively.

The following table details the credit risk profile of the above listed financing receivables (U.S. dollars in millions):

	Current status	Past due status	Total
Gross advances to independent growers and suppliers:
March 31, 2017	$26.5	$1.5	$28.0
December 30, 2016	34.5	1.5	36.0

The allowance for advances to independent growers and suppliers and the related financing receivables for the quarters ended March 31, 2017 and April 1, 2016 were as follows (U.S. dollars in millions):

	Quarter ended
	March 31, 2017	April 1, 2016
Allowance for advances to independent growers and suppliers:
Balance, beginning of period	$1.5	$2.1
Provision for uncollectible amounts	—	—
Deductions to allowance related to write-offs	—	—
Balance, end of period	$1.5	$2.1

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

7.  Stock-Based Compensation

Our shareholders approved and ratified the 2014 Omnibus Share Incentive Plan (the “2014 Plan”), which allows us to grant equity-based compensation awards, including stock options, restricted stock awards and restricted stock units including performance stock units. We disclosed the significant terms of the 2014 Plan and prior plans in our annual financial statements included in our Annual Report on Form 10-K for the year ended December 30, 2016.

Stock-based compensation expense included in selling, general and administrative expenses related to stock options, restricted stock awards ("RSA"), restricted stock units ("RSUs") and performance stock units ("PSUs") is included in the accompanying Consolidated Statements of Income were as follows (U.S. dollars in millions):

	Quarter ended
	March 31, 2017	April 1, 2016
Stock Options	$0.2	$0.7
RSUs/PSUs	2.5	3.1
RSAs	0.9	0.9
Total	$3.6	$4.7

Proceeds received from the exercise of stock-based options were $0.1 million for the quarter ended March 31, 2017 and $0.5 million for the quarter ended April 1, 2016.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

7.  Stock-Based Compensation (continued)

Stock Option Awards

Under the 2014 Plan and prior plans, 20% of the options usually vest immediately, and the remaining options vest in equal installments over the next four years. Options under the 2014 Plan and prior plans may be exercised over a period not in excess of 10 years from the date of the grant. Prior plan provisions are still applicable to outstanding options and awards under those plans. There were no stock option grants for the quarter ended March 31, 2017 and for the quarter ended April 1, 2016.

The fair value for stock options was estimated at the date of grant using the Black-Scholes option pricing model, which requires us to make certain assumptions. Volatility is estimated based on the historical volatility of our stock over the past five years. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of grant. The dividend yield is estimated over the expected term based on our dividend policy, historical cash dividends and expected future cash dividends. The expected term of grant was based on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends. Forfeitures are recognized as they occur.

Restricted Stock Awards

A share of “restricted stock” is one of our ordinary shares that has restrictions on transferability until certain vesting conditions are met.

For RSAs awarded under the 2014 Plan, 50% of each award of our restricted stock vested on the date it was granted. The remaining 50% of each award vests upon the six-month anniversary of the date on which the recipient ceases to serve as a member of our Board of Directors. Restricted stock awarded during the quarter ended March 31, 2017 and April 1, 2016 allows directors to retain all of their awards once they cease to serve as a member of our Board of Directors and is considered a nonsubstantive service condition in accordance with the guidance provided by the ASC on “Compensation – Stock Compensation”.  Accordingly, we recognize compensation cost immediately for restricted stock awards granted to non-management members of the Board of Directors.

The following table lists restricted stock awards under the 2014 plan for the quarter ended March 31, 2017 and April 1, 2016:

Date of award	Shares of restricted stock awarded	Price per share
January 3, 2017	14,294	$61.21
January 4, 2016	22,946	38.13

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

7.  Stock-Based Compensation (continued)

The fair market value for RSUs and PSUs is based on the closing price of our stock on the award date. Forfeitures are recognized as they occur.

The following table lists the various RSUs and PSUs awarded under the 2014 Plan for the quarter ended March 31, 2017 and April 1, 2016 (U.S. dollars in millions except share and per share data):

Date of award	Type of award	Units awarded	Price per share
February 22, 2017	PSU	100,000	$56.52
February 22, 2017	RSU	50,000	56.52
February 24, 2016	PSU	140,000	38.99
February 24, 2016	RSU	50,000	38.99

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

8.  Inventories

Inventories consisted of the following (U.S. dollars in millions):

	March 31, 2017	December 30, 2016
Finished goods	$203.9	$199.4
Raw materials and packaging supplies	138.9	134.0
Growing crops	159.8	159.8
Total inventories	$502.6	$493.2

9.  Long-Term Debt and Capital Lease Obligations

The following is a summary of long-term debt and capital lease obligations (U.S. dollars in millions):

	March 31, 2017	December 30, 2016
Senior unsecured revolving credit facility (see Credit Facility below)	$265.7	$230.5
Capital lease obligations	1.7	1.8
Total long-term debt and capital lease obligations	267.4	232.3
Less: Current portion	(0.5)	(0.6)
Long-term debt and capital lease obligations	$266.9	$231.7

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

9.  Long-Term Debt and Capital Lease Obligations (continued)

Credit Facility

On April 16, 2015, we entered into a five-year $800 million syndicated senior unsecured revolving credit facility maturing on April 15, 2020 (the "Credit Facility") with Bank of America, N.A. as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Inc. as sole lead arranger and sole book manager. Borrowings under the Credit Facility bear interest at a spread over LIBOR that varies with our leverage ratio. The Credit Facility also includes a swing line facility and a letter of credit facility. We capitalized $1.1 million of debt issuance costs, which are included in other noncurrent assets on our Consolidated Balance Sheets.

We have a renewable 364-day, $25.0 million commercial and stand-by letter of credit facility with Rabobank Nederland.

The following is a summary of the material terms of the Credit Facility and other working capital facilities at March 31, 2017 (U.S. dollars in millions):

	Term	Maturity date	Interest rate	Borrowing limit	Available borrowings
Bank of America credit facility	5 years	April 15, 2020	1.96%	$800.0	$534.3
Rabobank letter of credit facility	364 days	June 21, 2017	Varies	25.0	10.6
Other working capital facilities	Varies	Varies	Varies	24.7	11.7
				$849.7	$556.6

The current margin for LIBOR advances is 1.00%. We intend to use funds borrowed under the Credit Facility from time to time for general corporate purposes, which may include the repayment, redemption or refinancing of our existing indebtedness, working capital needs, capital expenditures, funding of possible acquisitions, possible share repurchases and satisfaction of other obligations.

The Credit Facility requires us to comply with financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers. As of March 31, 2017, we were in compliance with all of the covenants contained in the Credit Facility. The Credit Facility is unsecured as long as we maintain a certain leverage ratio and is guaranteed by certain of our subsidiaries. The Credit Facility permits borrowings under the revolving commitment with an interest rate determined based on our leverage ratio and spread over LIBOR. In addition, we pay a fee on unused commitments.

As of March 31, 2017, we applied $14.4 million to the Rabobank Nederland letter of credit facility, in respect of certain contingent obligations and other governmental agency guarantees combined with guarantees for purchases of raw materials and equipment and other trade related letters of credit. We also had $19.9 million in other letters of credit and bank guarantees not included in the Rabobank or Bank of America letter of credit facilities.

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

On May 31 and June 1, 2012, eight actions were filed against one of our subsidiaries in the United States District Court for the District of Delaware on behalf of approximately 3,000 plaintiffs alleging exposure to DBCP on or near banana farms in Costa Rica, Ecuador, Panama, and Guatemala. We and our subsidiaries have never owned, managed or otherwise been involved with any banana growing operations in Panama and were not involved with any banana growing operations in Ecuador during the period when DBCP was in use. The plaintiffs include 229 claimants who had cases pending in the United States District Court for the Eastern District of Louisiana which were dismissed on September 17, 2012. On August 30, 2012, our subsidiary joined a motion to dismiss the claims of those plaintiffs on the grounds that they have first-filed claims pending in the United States District Court for the Eastern District of Louisiana. The motion was granted on March 29, 2013 and appealed to the Unied States Court of Appeals for the Third Circuit. On September 21, 2012, our subsidiary filed an answer with respect to the claims of those plaintiffs who had not already filed in Louisiana. On May 27, 2014, the court granted a motion made by a co-defendant and entered summary judgment against all remaining plaintiffs based on the September 19, 2013 affirmance by the United States Court of Appeals for the Fifth Circuit of the dismissal on statute of limitations grounds of related cases by the United States District Court for the Eastern District of Louisiana. On July 7, 2014, our subsidiary joined in a motion for summary judgment on statute of limitations grounds as to all remaining plaintiffs on the basis of the court’s May 27, 2014 ruling. Plaintiffs agreed that judgment be entered in favor of all defendants for the claims still pending in the United States District Court for the District of Delaware on the basis of the summary judgment granted on May 27, 2014 and the district court entered judgment dismissing all plaintiffs’ claims on September 22, 2014. On October 21, 2014, a notice of appeal was filed with the United States Court of Appeals for the Third Circuit expressly limited the appeal to the claims of 57 (out of the more than 2,600) plaintiffs who had not previously filed claims in Louisiana. On August 11, 2015, a panel of the Court of Appeals affirmed the dismissal of the claims of these plaintiffs. Plaintiffs filed a Motion for Rehearing en Banc with the Third Circuit, which was granted on September 22, 2015. On September 2, 2016, the Third Circuit en banc reversed the District Court’s dismissal on first-filed doctrine grounds of the claims of approximately 229 of the plaintiffs and remanded the case back to the District Court for further proceedings. The United States Court of Appeals for the Third Circuit has cancelled the hearing previously scheduled for March 9, 2017 to hear oral argument in the appeal from the grant of summary judgment to defendants on the statute of limitations issue and has advised the parties that its decision on the appeal, which remains pending, will be issued on the basis of the written pleadings filed by the parties. An affirmance of the dismissal on limitations grounds would end all DBCP litigation before the Delaware courts; a reversal of the dismissal would leave approximately 285 claims pending before the Delaware district court.

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

During 2014, as a result of a meeting held with the EPA which resulted in changes to the remediation work being performed, we reduced the liability related to the Kunia well site clean-up by $1.4 million. We increased the liability by $0.4 million during 2016 and reduced the liability by $0.8 million during 2015 due to changes to the remediation work being performed. The estimates are between $13.7 million and $28.7 million. The estimate on which our accrual is based, totals $13.7 million. As of March 31, 2017, there are $13.3 million included in other noncurrent liabilities and $0.4 million included in accounts payable and accrued expenses in the Consolidated Balance Sheets for the Kunia Well Site clean-up, which we expect to expend in the next 12 months. We expect to expend approximately $0.4 million each year in 2017 and 2018, $1.1 million in 2019, $1.0 million in 2020 and $0.9 million in 2021.

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

11.  Earnings Per Share

Basic and diluted net income per ordinary share is calculated as follows (U.S. dollars in millions, except share and per share data):

	Quarter ended
	March 31, 2017	April 1, 2016
Numerator:
Net income attributable to Fresh Del Monte Produce Inc.	$46.4	$81.7

Denominator:
Weighted average number of ordinary shares - Basic	51,218,502	51,628,572
Effect of dilutive securities - Share based employee options and awards	449,608	407,994
Weighted average number of ordinary shares - Diluted	51,668,110	52,036,566

Antidilutive awards (1)	59,297	73,187

Net income per ordinary share attributable to Fresh Del Monte Produce Inc.:
Basic	$0.91	$1.58
Diluted	$0.90	$1.57

(1)	Certain unvested PSU's are not included in the calculation of net income per ordinary share because the effect would have been antidilutive.

Refer to Note 17, “Shareholders’ Equity”, for disclosures related to the stock repurchase program and retired shares.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

12.  Retirement and Other Employee Benefits

The following table sets forth the net periodic benefit costs of our pension plans and post-retirement plans (U.S. dollars in millions):

	Quarter ended
	March 31, 2017	April 1, 2016
Service cost	$1.4	$1.3
Interest cost	1.6	1.7
Expected return on assets	(0.8)	(1.0)
Amortization of net actuarial loss	0.3	0.3
Net periodic benefit costs	$2.5	$2.3

We provide certain other retirement benefits to certain employees who are not U.S.-based not included above. Generally, benefits under these programs are based on an employee’s length of service and level of compensation. These programs are immaterial to our consolidated financial statements. The net periodic benefit costs related to other non-U.S.-based plans is $0.5 million for the quarter ended March 31, 2017 and $0.6 million for the quarter ended April 1, 2016.

13.  Business Segment Data

We are principally engaged in one major line of business, the production, distribution and marketing of bananas, other fresh produce and prepared food. Our products are sold in markets throughout the world with our major producing operations located in North, Central and South America, Europe, Asia and Africa.

Our operations are aggregated into business segments on the basis of our products: bananas, other fresh produce and prepared food. Other fresh produce includes pineapples, non-tropical fruit (including grapes, apples, pears, peaches, plums, nectarines, citrus, kiwis and blueberries), fresh-cut products, avocados, melons, tomatoes, other fruit and vegetables, a third-party ocean freight business and a plastic products business. Prepared food includes prepared fruit and vegetables, juices, beverages, snacks, poultry and meat products.

We evaluate performance based on several factors, of which net sales and gross profit by product are the primary financial measures (U.S. dollars in millions):

	Quarter ended
	March 31, 2017		April 1, 2016
	Net Sales	Gross Profit	Net Sales	Gross Profit
Banana	$445.1	$35.0	$458.6	$48.8
Other fresh produce	506.2	48.4	480.9	77.1
Prepared food	81.1	15.7	78.6	14.8
Totals	$1,032.4	$99.1	$1,018.1	$140.7

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

Foreign Currency Hedges

We are exposed to fluctuations in currency exchange rates against the U.S. dollar on our results of operations and financial condition and we mitigate that exposure by entering into foreign currency forward contracts.  Certain of our subsidiaries periodically enter into foreign currency forward contracts in order to hedge portions of forecasted sales or cost of sales denominated in foreign currencies, which generally expire within one year. Our foreign currency hedges were entered into for the purpose of hedging portions of our 2017 foreign currency exposure.

The foreign currency forward contracts qualifying as cash flow hedges were designated as single-purpose cash flow hedges of forecasted cash flows.  Based on our formal assessment of hedge effectiveness of our qualifying foreign currency forward contracts, we determined that the impact of hedge ineffectiveness was de minimis for the quarters ended March 31, 2017 and April 1, 2016.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

14.  Derivative Financial Instruments (continued)

We had the following outstanding foreign currency forward contracts as of March 31, 2017:

Foreign currency contracts qualifying as cash flow hedges:	Notional amount
Euro	EUR	54.2	million
British pound	GBP	4.5	million
Korean Won	KRW	21,177.9	million

The following table reflects the fair values of derivative instruments, all of which are designated as Level 2 of the fair value hierarchy, as of March 31, 2017 and December 30, 2016 (U.S. dollars in millions):

Derivatives designated as hedging instruments (1)
	Foreign exchange contracts
Balance Sheet location:	March 31, 2017 (2)	December 30, 2016
Asset derivatives:
Prepaid expenses and other current assets	$3.0	$5.4
Total asset derivatives	$3.0	$5.4

Liability derivatives:
Accounts payable and accrued expenses	$0.1	$—
Total liability derivatives	$0.1	$—

(1) See Note 15, "Fair Value Measurements", for fair value disclosures.
(2) We expect that a net gain of $2.9 million of the net fair value of hedges recognized as a net asset in accumulated other comprehensive income ("AOCI") will be transferred to earnings during the next 12 months, along with the earnings effect of the related forecasted transactions.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

14.  Derivative Financial Instruments (continued)

The following table reflects the effect of derivative instruments on the Consolidated Statements of Income for the quarters ended March 31, 2017 and April 1, 2016 (U.S. dollars in millions):

Derivatives in effective cash flow hedging relationships	Amount of gain (loss) recognized in other comprehensive income on derivatives (effective portion)		Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain reclassified from AOCI into income (effective portion)
	Quarter ended			Quarter ended
	March 31, 2017	April 1, 2016		March 31, 2017	April 1, 2016
Foreign exchange contracts	$(1.8)	$(10.6)	Net sales	$1.1	$1.9
Foreign exchange contracts	(0.7)	0.7	Cost of products sold	0.3	—
Total	$(2.5)	$(9.9)		$1.4	$1.9

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

Derivative Instruments

We may choose to mitigate the risk of fluctuations in currency exchange rates on our results of operations and financial condition by entering into foreign currency cash flow hedges.  We account for the fair value of the related forward contracts as prepaid expenses and other current assets, other noncurrent assets, accounts payable and accrued expenses or other noncurrent liabilities.  We use an income approach to value our outstanding foreign currency hedges. An income approach consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contract using current market information as of the measurement date such as foreign currency and bunker fuel spot and forward rates.  Additionally, we built an element of default risk based on observable inputs into the fair value calculation. Due to the fact that inputs to fair value these derivative instruments can be observed, they are classified as Level 2.

The following table provides a summary of the fair values of assets and liabilities measured on a recurring basis under the ASC on “Fair Value Measurements and Disclosures” (U.S. dollars in millions):

Fair value measurements
Foreign currency forward contracts, net asset
	March 31, 2017	December 30, 2016
Quoted prices in active markets for identical assets (Level 1)	$—	$—
Significant observable inputs (Level 2)	2.9	5.4
Significant unobservable inputs (Level 3)	—	—

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
Refer to Note 9, “Long-Term Debt and Capital Lease Obligations”.

Fair Value of Non-Financial Assets

The fair value of the banana reporting unit's goodwill and the prepared food unit's remaining trade names and trademarks are highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets. We disclosed the sensitivity related to the banana reporting unit's goodwill and the prepared food reporting unit's trade names and trademarks in our annual financial statements included in our Annual Report on Form 10-K for the year ended December 30, 2016.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

16.  Accumulated Other Comprehensive (Loss) Income

The following table includes the changes in accumulated other comprehensive (loss) income attributable to U.S. by component under the ASC on “Comprehensive Income” (U.S. dollars in millions):

	Changes in accumulated other comprehensive (loss) income by component (1)
	Quarter ended March 31, 2017
	Changes in fair value of effective cash flow hedges	Foreign currency translation adjustment		Retirement benefit adjustment	Total

Balance at December 30, 2016	$5.4	$(25.4)		$(24.2)	$(44.2)
Other comprehensive (loss) income
before reclassifications	(1.1)	4.0	(2)	(0.3)	2.6
Amounts reclassified from accumulated
other comprehensive (loss) income	(1.4)	—		0.3	(1.1)
Net current period other comprehensive
(loss) income	(2.5)	4.0		—	1.5
Balance at March 31, 2017	$2.9	$(21.4)		$(24.2)	$(42.7)

	Quarter ended April 1, 2016
Balance at January 1, 2016	$11.9	$(14.8)		$(20.1)	$(23.0)
Other comprehensive (loss) income
before reclassifications	(7.9)	5.0	(2)	(0.1)	(3.0)
Amounts reclassified from accumulated
other comprehensive (loss) income	(1.9)	—		0.3	(1.6)
Net current period other comprehensive
(loss) income	(9.8)	5.0		0.2	(4.6)
Balance at April 1, 2016	$2.1	$(9.8)		$(19.9)	$(27.6)

(1) All amounts are net of tax and noncontrolling interest.
(2) Includes a gain of $1.2 million for the quarter ended March 31, 2017 and a gain of $4.2 million for the quarter ended April 1, 2016 on intra-entity foreign currency transactions that are of a long-term-investment nature; there was zero for the quarter ended March 31, 2017 and a loss of $0.4 million for the quarter ended April 1, 2016 related to noncontrolling interest.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

16.  Accumulated Other Comprehensive (Loss) Income (continued)

The following table includes details about amounts reclassified from accumulated other comprehensive (loss) income by component
(U.S. dollars in millions):

	March 31, 2017	April 1, 2016
	Amount reclassified from accumulated other comprehensive (loss) income
Details about accumulated other comprehensive (loss) income components	Quarter ended	Quarter ended	Affected line item in the statement where net income is present
Changes in fair value of effective cash flow hedges:
Foreign currency cash flow hedges	$(1.1)	$(1.9)	Sales
Foreign currency cash flow hedges	(0.3)	—	Cost of sales
Total	$(1.4)	$(1.9)

Amortization of retirement benefits:
Actuarial losses	$0.1	$0.2	Selling, general and administrative expenses
Actuarial losses	0.2	0.1	Cost of sales
Total	$0.3	$0.3

17.  Shareholders’ Equity

Our shareholders have authorized 50,000,000 preferred shares at $0.01 par value, of which none are issued or outstanding, and 200,000,000 ordinary shares of common stock at $0.01 par value, of which 51,105,081 are issued and outstanding at March 31, 2017.

Ordinary share activity is summarized as follows:

	Quarter ended
	March 31, 2017	April 1, 2016
Ordinary shares issued (retired) as a result of:
Stock option exercises	6,500	20,966
Restricted stock grants	14,294	22,946
Restricted and performance stock units	130,682	149,857
Ordinary shares repurchased and retired	(303,300)	(1,616,619)

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

17.  Shareholders’ Equity (continued)

On July 29, 2015, our Board of Directors approved a three-year stock repurchase program of up to $300 million of our ordinary shares. We have repurchased $115.9 million of ordinary shares, or 3,510,491 ordinary shares, under the aforementioned repurchase programs and retired all the repurchased shares. We have a maximum dollar amount value of $184.1 million of shares that we can purchase under the stock repurchase program approved on July 29, 2015.

Subsequent to the quarter ended March 31, 2017 no ordinary shares were repurchased.

Dividend activity is summarized as follows:

Quarter ended
March 31, 2017		April 1, 2016
Dividend Date	Cash Dividend Declared, per Ordinary Share	Dividend Date	Cash Dividend Declared, per Ordinary Share
March 31, 2017	$0.150	April 1, 2016	$0.125

We paid dividends of $7.6 million in the quarter ended March 31, 2017 and $6.4 million in the quarter ended April 1, 2016.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are one of the world’s leading vertically integrated producers, marketers and distributors of high-quality fresh and fresh-cut fruit and vegetables, as well as a leading producer and marketer of prepared fruit and vegetables, juices, beverages and snacks in Europe, Africa, the Middle East and countries formerly part of the Soviet Union. We market our products worldwide under the DEL MONTE® brand, a symbol of product innovation, quality, freshness and reliability since 1892. Our global sourcing and logistics system allows us to provide regular delivery of consistently high-quality produce and value-added services to our customers. Our major producing operations are located in North, Central and South America, Asia and Africa. Production operations are aggregated on the basis of our products: bananas, other fresh produce and prepared food.  Other fresh produce includes pineapples, non-tropical fruit (including grapes, apples, pears, peaches, plums, nectarines, citrus, kiwis and blueberries), fresh-cut produce, avocados, melons, tomatoes, other fruit and vegetables, a plastic products business and a third-party ocean freight service. Prepared food includes prepared fruit and vegetables, juices, beverages, snacks, poultry and meat products.

Liquidity and Capital Resources

Net cash provided by operating activities was $33.0 million for the first quarter of 2017 compared with net cash provided by operating activities of $92.9 million for the first quarter of 2016, a decrease of $59.9 million.  The decrease in net cash provided by operating activities was principally attributable to lower net income. Also contributing to the decrease were changes in operating assets and liabilities, principally higher levels of trade accounts receivables due to higher net sales.

Working capital was $624.0 million at March 31, 2017 compared with $592.0 million at December 30, 2016 an increase of $32.0 million. This increase in working capital is principally due to higher levels of trade accounts receivables combined with higher levels of inventory.

Net cash used in investing activities for the first quarter of 2017 was $34.5 million compared with $33.7 million for the first quarter of 2016. Net cash used in investing activities for the first quarter of 2017 consisted of capital expenditures of $35.6 million, partially offset by proceeds from sales of property, plant and equipment of $1.1 million. Capital expenditures for the first quarter of 2017 consisted primarily of expansion and improvements to our banana operations in the Philippines and Central America; expansion and improvements of our distribution and fresh-cut fruit facilities in North America related to the other fresh produce and banana segments; expansion and improvements to our production facilities in the Middle East and Kenya related to the prepared food and other fresh produce segments; and expansion and improvements to production facilities in Costa Rica and Chile in the other fresh produce segment. Proceeds from sale of property, plant and equipment for the first quarter of 2017 consisted primarily of the sale of surplus shipping equipment.

Net cash used in investing activities for the first quarter of 2016 was $33.7 million. Net cash used in investing activities for the first quarter of 2016 consisted of capital expenditures of $34.1 million, partially offset by proceeds from sales of property, plant and equipment of $0.4 million. Capital expenditure for the first quarter of 2016 consisted primarily of expansion of our distribution and fresh-cut fruit facilities in North America and Asia related to the other fresh produce and banana segments; expansion and improvements to our banana operations in the Philippines and Central America; expansion and improvements to our manufacturing facilities in the Middle East and Kenya related to the prepared food and other fresh produce segments; and expansion and improvements to production facilities in Costa Rica and Chile in the other fresh produce segment. Proceeds from sale of property, plant and equipment for the first quarter of 2016 consisted primarily of the sale of surplus equipment.

 Net cash provided by financing activities for the first quarter of 2017 was $6.0 million compared with net cash used in financing activities of $50.2 million for the first quarter of 2016. Net cash provided by financing activities for the first quarter of 2017 consisted of net repayments on long-term debt of $34.7 million, distributions to noncontrolling interest, net, of $3.7 million, dividends paid of $7.6 million, and repurchase and retirement of ordinary shares of $17.5 million, partially offset by proceeds from stock options exercised of $0.1 million.

Net cash used in financing activities for the first quarter of 2016 was $50.2 million. Net cash used in financing activities for the first quarter of 2016 consisted of repurchase and retirement of ordinary shares of $66.4 million and dividends paid of $6.4 million, partially offset by net repayments on long-term debt of $22.1 million and proceeds from stock options exercised of $0.5 million.

 On April 16, 2015, we entered into a five-year, $800 million syndicated senior unsecured revolving credit facility maturing on April 15, 2020 (the "Credit Facility") with Bank of America, N.A. as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Inc. as sole lead arranger and sole book manager. Borrowings under the Credit Facility bear interest at a spread over the London Interbank Offer Rate ("LIBOR") that varies with our leverage ratio. The margin for LIBOR advances under the Credit

Facility currently is 1.00%. The Credit Facility also includes a swing line facility and a letter of credit facility. We intend to use the Credit Facility from time to time for general corporate purposes, which may include the repayment or refinancing of our existing indebtedness, working capital needs, capital expenditures, funding of possible acquisitions, possible share repurchases and satisfaction of other obligations.

We have a renewable 364-day, $25.0 million commercial and stand-by letter of credit facility with Rabobank Nederland.

At March 31, 2017, we had $265.7 million outstanding under the Credit Facility bearing interest at a per annum rate of 1.96%.  In addition, we pay a fee on unused commitments under the Credit Facility.

The Credit Facility is unsecured as long as we maintain a certain leverage ratio and also requires us to comply with certain financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers. As of March 31, 2017, we were in compliance with all of the financial and other covenants contained in the Credit Facility.

At March 31, 2017, we had $556.6 million available under committed working capital facilities, primarily under the Credit Facility. At March 31, 2017, we applied $14.4 million to the Rabobank letter of credit facility, in respect of certain contingent obligations and other governmental agencies and purchases of equipment and raw material guarantees and other trade related letters of credit.  We also had $19.9 million in other letters of credit and bank guarantees not included in the Rabobank or Bank of America letter of credit facilities.

As of March 31, 2017, we had $267.4 million of long-term debt and capital lease obligations, including the current portion, consisting of $265.7 million outstanding under the Credit Facility and $1.7 million of capital lease obligations.

Based on our operating plan, combined with our available borrowing capacity under our Credit Facility, we believe we will have sufficient resources to meet our cash obligations in the foreseeable future.

As of March 31, 2017, we had cash and cash equivalents of $26.0 million.

As a result of the closure of distribution centers and restructuring in the United Kingdom in previous periods, we paid approximately $0.2 million in contractual obligations during the first quarter of 2017. We expect to make additional payments of approximately $0.7 million.

The fair value of our foreign currency cash flow hedges changed from a net asset of $5.4 million as of December 30, 2016, to a net asset of $2.9 million as of March 31, 2017. We expect that a gain of $2.9 million will be transferred to earnings during the next 12 months, along with the earnings effect of the related forecasted transactions.

Results of Operations

The following tables present for each of the periods indicated (i) net sales by geographic region and (ii) net sales and gross profit by product category, and in each case, the percentage of the total represented thereby (U.S. dollars in millions, except percent data):

Net sales by geographic region:

	Quarter ended
	March 31, 2017		April 1, 2016
North America	$601.4	58%	$587.5	58%
Europe	174.5	17%	173.4	17%
Middle East	122.9	12%	124.0	12%
Asia	113.2	11%	115.3	11%
Other	20.4	2%	17.9	2%
Total	$1,032.4	100%	$1,018.1	100%

Product net sales and gross profit:

	Quarter ended
	March 31, 2017				April 1, 2016
	Net Sales		Gross Profit		Net Sales		Gross Profit
Banana	$445.1	43%	$35.0	35%	$458.6	45%	$48.8	35%
Other fresh produce	506.2	49%	48.4	49%	480.9	47%	77.1	55%
Prepared food	81.1	8%	15.7	16%	78.6	8%	14.8	10%
Totals	$1,032.4	100%	$99.1	100%	$1,018.1	100%	$140.7	100%

First Quarter 2017 Compared with First Quarter of 2016

Net Sales. Net sales for the first quarter of 2017 were $1,032.4 million compared with $1,018.1 million for the first quarter of 2016. The increase in net sales of $14.3 million was principally attributable to higher net sales in our other fresh produce and prepared food business segments, partially offset by lower net sales in our banana segment.

•
Net sales in the other fresh produce segment increased $25.3 million, principally as a result of higher net sales of avocados, fresh-cut products and plantains, partially offset by lower net sales of pineapples, non-tropical fruit and melons.

◦	Net sales of avocados increased due to higher per unit sales prices in North America principally as a result of higher customer demand and favorable market conditions.

◦	Net sales of fresh-cut products increased due to higher worldwide sales volumes primarily as a result of increased customer demand in all regions combined with increased production capacity.

◦
Net sales of pineapples decreased due to lower sales volumes in North America principally as a result of reduced yields in our Costa Rica operations. Also contributing to the decrease in pineapple net sales were lower per unit sale prices in North America, Europe and Asia. Worldwide pineapple sales volume decreased 8%.

◦
Net sales of non tropical fruit decreased principally due to lower net sales of grapes in North America as a result of an oversupply of competing grapes from California and Peru late in the season which negatively affected selling prices of our Chilean product. Also contributing to the lower net sales of non-tropical fruit were unfavorable weather conditions in Chile which negatively affected volumes and pricing on stonefruit and apples.

◦	Net sales of melons decreased due to lower per unit sale prices in North America principally as a result of higher industry supply.

•
Net sales in the prepared food segment increased $2.5 million principally due to higher sales volumes of industrial pineapple products and canned pineapple combined with higher sales volumes in our Jordanian poultry business. Partially offsetting these increases were lower net sales of canned deciduous fruit and beverage products principally due to lower demand.

•	Net sales of bananas decreased by $13.5 million due to lower net sales in all of our regions. Worldwide banana sales volume increased 1%.

◦	North America banana net sales decreased primarily as a result of lower sales volumes principally due to increased competition.

◦
Europe banana net sales decreased due to lower per unit sales prices principally as a result of high industry volumes and and unfavorable Euro and GBP exchange rates. Partially offsetting these decreases were higher sales volume primarily due to new customers and additional demand from existing customers.

◦
Asia banana net sales decreased due to lower sales volume principally due to lower customer demand. Partially offsetting this decrease were higher per unit selling price, in part a result of favorable exchange rates.

◦	Middle East banana net sales decreased due to lower per unit sales price partially offset by higher sales volume principally due to higher industry volume.

Cost of Products Sold.  Cost of products sold was $933.3 million for the first quarter of 2017 compared with $877.4 million for the first quarter of 2016, an increase of $55.9 million.  The increase was primarily attributable to higher fruit costs for avocados, non-tropical fruit and fresh-cut products. Also contributing to the increase in cost of product sold was a 2% increase in total sales volume.

Gross Profit. Gross profit was $99.1 million for the first quarter of 2017 compared with $140.7 million for the first quarter of 2016, a decrease of $41.6 million.  This decrease was attributable to lower gross profit in our other fresh produce and banana business segments, partially offset by higher gross profit in our prepared food segment.

•	Gross profit in the other fresh produce segment decreased $28.7 million principally due to lower gross profit on non-tropical fruit, pineapples and melons.

◦
Gross profit on non-tropical fruit decreased principally due to lower per unit sales prices of grapes in North America as a result of oversupply combined with higher fruit costs primarily as a result of unfavorable growing conditions in Chile and higher procurement costs.

◦
Gross profit on pineapples decreased principally due to lower sales volumes combined with lower per unit selling prices in North America, Europe and Asia. Worldwide pineapple per unit sales prices decreased 4% and per unit costs remained flat.

◦	Gross profit on melons decreased due to lower per unit sales price principally a result of oversupply. Also contributing to the decrease in melon gross profit were higher fruit costs.

•
Gross profit in the banana segment decreased $13.8 million primarily due to lower per unit selling prices in Europe and the Middle East as a result of higher industry supplies and unfavorable exchange rates and lower sales volume in Asia principally due to weak customer demand. Also contributing to the decrease in banana gross profit were higher costs in Asia. Worldwide banana per unit sales prices decreased 4%, and per unit costs decreased 1%.

•
Gross profit in the prepared food segment increased by $0.9 million principally as a result of higher sales prices on industrial pineapple products partially offset by lower sales volumes and selling prices of canned deciduous products and lower sales volumes on beverage products.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $0.8 million from $47.1 million in the first quarter of 2016 to $47.9 million for the first quarter of 2017. The increase was principally due to higher employee benefits and higher legal fees, partially offset by lower selling and marketing expenses in the Middle East and lower administrative expenses in Europe.

Loss (Gain) on Disposal of Property, Plant and Equipment, Net. The gain on disposal of property, plant and equipment, net, of $(0.8) million during the first quarter of 2017 was related to the sale of shipping containers. The loss on disposal of property, plant and equipment of $3.1 million during the first quarter of 2016 was primarily related to the disposal of low-yield banana plants in Costa Rica and Guatemala in order to replant and improve productivity.

Asset Impairment and Other (Credits), Net. Asset impairment and other (credits), net, was $(1.9) million during the first quarter of 2017 consisting of $(2.2) million of insurance proceeds related to previously announced flood damage in our Chilean non-tropical fruit operation and $0.3 million in charges due to flood damage incurred in our Philippines banana operation.

Operating Income.  Operating income for the first quarter of 2017 decreased by $36.6 million from $90.5 million in the first quarter of 2016 to $53.9 million for the first quarter of 2017. This decrease was due to lower gross profit and higher selling, general and administrative expenses, partially offset by a gain on disposal of property, plant and equipment and by asset impairments and other credits, net.

Interest Expense.  Interest expense was $1.4 million for the first quarter of 2017 as compared with $0.9 million for the first quarter of 2016. The increase was primarily due to higher interest rates.

Other Expense (Income), Net.  Other expense (income), net, was an expense of $0.1 million for the first quarter of 2017 as compared with an income of $(2.6) million for the first quarter of 2016. The change in other income (expense), net, of $2.7 million was principally attributable to foreign exchange losses during the first quarter of 2017 as compared with foreign exchange gains during the first quarter of 2016.

Provision for Income Taxes. Provision for income taxes was $6.9 million for the first quarter of 2017 compared to $11.1 million for the first quarter of 2016. The decrease in the provision for income taxes of $4.2 million is primarily due to lower earnings.

Fair Value Measurements

Potential impairment exists if the fair value of a reporting unit to which goodwill has been allocated is less than the carrying value of the reporting unit. The amount of the impairment to recognize, if any, is calculated as the amount by which the carrying value of goodwill exceeds its implied fair value. Future changes in the estimates used to conduct the impairment review, including revenue projection, market values and changes in the discount rate used, could cause the analysis to indicate that our goodwill or trade names and trademarks are impaired in subsequent periods and result in a write-off of a portion or all of goodwill or trade names and trademarks. The discount rate used is based on independently calculated risks, our capital mix and an estimated market risk premium.

The fair value of the banana reporting unit's goodwill and the prepared food unit's remaining trade names and trademarks are highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets. We disclosed the sensitivity related to the banana reporting unit's goodwill and the prepared food reporting unit's trade names and trademarks in our annual financial statements included in our Annual Report on Form 10-K for the year ended December 30, 2016.

Seasonality

Interim results are subject to significant variations and may not be indicative of the results of operations that may be expected for the entire 2017 fiscal year.  See the information under the caption “Seasonality” provided in Item 1. Business, of our Annual Report on Form 10-K for the year ended December 30, 2016.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K for the year ended December 30, 2016.

Item 4.        Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

See Note 10, “Commitments and Contingencies”, to the Consolidated Financial Statements, Part I, Item 1 included herein.

Item 1A.        Risk Factors

There have been no material changes from the risk factors from the information provided in Item 1A. Risk Factors of our annual report on Form 10-K for the year ended December 30, 2016.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our purchases of ordinary shares during the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
December 31, 2016 through January 31, 2017	—	$—	—	$—
February 1, 2017 through February 28, 2017	94,200	$57.11	94,200	$196,215,536
March 1, 2017 through March 31, 2017	209,100	$57.84	209,100	$184,122,204
Total	303,300	$57.61	303,300	$184,122,204

(1)	For the quarter ended March 31, 2017, we purchased and retired 303,300 of our ordinary shares.

(2)	On July 29, 2015, our Board of Directors approved a three-year stock repurchase program of up to $300 million of our ordinary shares.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 6.        Exhibits

31.1**	Certification of Chief Executive Officer filed pursuant to 17 CFR 240.13a-14(a).

31.2**	Certification of Chief Financial Officer filed pursuant to 17 CFR 240.13a-14(a).

32**	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 17 CFR 240.13a-14(b) and 18 U.S.C. Section 1350.

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.
_____________________

*	Management contract or compensatory plan or arrangement.

**	Filed herewith.

***
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2017 and December 30, 2016, (ii) Consolidated Statements of Income for the quarters ended March 31, 2017 and April 1, 2016, (iii) Consolidated Statements of Comprehensive Income for the quarters ended March 31, 2017 and April 1, 2016, (iv) Consolidated Statement of Cash Flows for the quarters ended March 31, 2017 and April 1, 2016 and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fresh Del Monte Produce Inc.

Date:	May 2, 2017	By:	/s/ Youssef Zakharia
Youssef Zakharia
President & Chief Operating Officer

		By:	/s/ Richard Contreras
Richard Contreras
Senior Vice President & Chief Financial Officer