Form 10-Q
period 2017-06-30
FRESH DEL MONTE PRODUCE INC
filed 2017-08-01
CIK 1047340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
———————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

As of July 21, 2017, there were 50,109,584 ordinary shares of Fresh Del Monte Produce Inc. issued and outstanding.

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

PART I: FINANCIAL INFORMATION

Item 1.        Financial Statements

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)
(U.S. dollars in millions, except share and per share data)

	June 30, 2017	December 30, 2016
Assets
Current assets:
Cash and cash equivalents	$24.4	$20.1
Trade accounts receivable, net of allowance of $16.7 and $11.3, respectively	382.1	349.2
Other accounts receivable, net of allowance of $8.2 and $7.8, respectively	58.9	63.0
Inventories, net	457.5	493.2
Prepaid expenses and other current assets	34.9	35.6
Total current assets	957.8	961.1

Investments in and advances to unconsolidated companies	1.9	2.0
Property, plant and equipment, net	1,304.9	1,272.0
Deferred income taxes	64.0	66.2
Goodwill	261.5	260.9
Other noncurrent assets	97.9	91.1
Total assets	$2,688.0	$2,653.3
Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued expenses	$360.1	$360.5
Current portion of long-term debt and capital lease obligations	0.5	0.6
Income taxes and other taxes payable	15.8	8.0
Total current liabilities	376.4	369.1

Long-term debt and capital lease obligations	226.0	231.7
Retirement benefits	96.1	93.6
Other noncurrent liabilities	42.1	50.8
Deferred income taxes	90.5	91.7
Total liabilities	831.1	836.9
Commitments and contingencies
Shareholders' equity:
Preferred shares, $0.01 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.01 par value; 200,000,000 shares authorized; 50,104,086 and 51,256,906 issued and outstanding, respectively	0.5	0.5
Paid-in capital	535.5	549.7
Retained earnings	1,335.3	1,285.8
Accumulated other comprehensive loss	(39.2)	(44.2)
Total Fresh Del Monte Produce Inc. shareholders' equity	1,832.1	1,791.8
Noncontrolling interests	24.8	24.6
Total shareholders' equity	1,856.9	1,816.4
Total liabilities and shareholders' equity	$2,688.0	$2,653.3

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(U.S. dollars in millions, except share and per share data)

	Quarter ended		Six months ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Net sales	$1,147.1	$1,088.6	$2,179.5	$2,106.7
Cost of products sold	1,023.9	943.2	1,957.2	1,820.6
Gross profit	123.2	145.4	222.3	286.1
Selling, general and administrative expenses	41.9	44.5	89.8	91.6
Gain on disposal of property, plant and equipment, net	(0.1)	(8.9)	(0.9)	(5.8)
Asset impairment and other charges, net	1.9	3.1	—	3.1
Operating income	79.5	106.7	133.4	197.2
Interest expense	1.6	1.3	3.0	2.2
Interest income	(0.2)	(0.3)	(0.3)	(0.4)
Other expense (income), net	0.5	(0.7)	0.6	(3.3)
Income before income taxes	77.6	106.4	130.1	198.7
Provision for income taxes	7.8	8.7	14.7	19.8
Net income	$69.8	$97.7	$115.4	$178.9
Less: Net income (loss) attributable to noncontrolling interests	0.6	1.5	(0.2)	1.0
Net income attributable to Fresh Del Monte Produce Inc.	$69.2	$96.2	$115.6	$177.9
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Basic	$1.37	$1.88	$2.27	$3.46
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Diluted	$1.36	$1.86	$2.25	$3.43
Dividends declared per ordinary share	$0.150	$0.125	$0.300	$0.250
Weighted average number of ordinary shares:
Basic	50,572,056	51,164,438	50,895,738	51,396,505
Diluted	50,932,365	51,700,345	51,300,697	51,868,455

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(U.S. dollars in millions)

	Quarter ended		Six months ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Net income	$69.8	$97.7	$115.4	$178.9
Other comprehensive (loss) income:
Net unrealized (loss) gain on derivatives	(3.8)	0.3	(6.4)	(9.6)
Net unrealized foreign currency translation gain (loss)	7.1	(4.4)	11.1	1.2
Net change in retirement benefit adjustment, net of tax	0.2	0.1	0.3	0.2
Comprehensive income	$73.3	$93.7	$120.4	$170.7
Less: comprehensive gain (loss) attributable to noncontrolling interests	0.6	1.4	(0.2)	1.3
Comprehensive income attributable to Fresh Del Monte Produce Inc.	$72.7	$92.3	$120.6	$169.4

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(U.S. dollars in millions)

	Six months ended
	June 30, 2017	July 1, 2016
Operating activities:
Net income	$115.4	$178.9
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	40.0	38.0
Amortization of debt issuance costs	0.2	0.2
Stock-based compensation expense	6.5	7.9
Asset impairment, net	2.2	3.1
Change in uncertain tax positions	0.2	0.1
Gain on disposal of property, plant and equipment	(0.9)	(5.8)
Deferred income taxes	0.2	(0.9)
Foreign currency translation adjustment	6.2	(1.8)
Changes in operating assets and liabilities:
Receivables	(28.2)	9.3
Inventories	34.4	57.4
Prepaid expenses and other current assets	(4.2)	(0.8)
Accounts payable and accrued expenses	12.5	(12.1)
Other noncurrent assets and liabilities	(10.6)	(4.1)
Net cash provided by operating activities	173.9	269.4
Investing activities:
Capital expenditures	(71.9)	(67.3)
Proceeds from sales of property, plant and equipment	2.9	7.4
Purchase of a business	—	(7.1)
Net cash used in investing activities	(69.0)	(67.0)
Financing activities:
Proceeds from long-term debt	330.9	250.6
Payments on long-term debt	(337.3)	(316.6)
Purchase of noncontrolling interest	—	(40.0)
Distributions to noncontrolling interests, net	(3.6)	(0.1)
Proceeds from stock options exercised	0.1	4.2
Stock-based awards settled in cash for taxes	(3.8)	(0.3)
Dividends paid	(15.2)	(12.7)
Repurchase and retirement of ordinary shares	(71.6)	(68.7)
Net cash used in financing activities	(100.5)	(183.6)
Effect of exchange rate changes on cash	(0.1)	(0.9)
Net increase in cash and cash equivalents	4.3	17.9
Cash and cash equivalents, beginning	20.1	24.9
Cash and cash equivalents, ending	$24.4	$42.8
Supplemental cash flow information:
Cash paid for interest	$2.6	$1.9
Cash paid for income taxes	$5.9	$7.5
Non-cash financing and investing activities:
Purchase of assets under capital lease obligations	$—	$0.1
Retirement of ordinary shares	$71.6	$66.9
Purchase of noncontrolling interest	$—	$5.0
Dividends on restricted stock units	$0.3	$—

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

The accompanying unaudited Consolidated Financial Statements for the quarter and six months ended June 30, 2017 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for fair presentation have been included. Operating results for the quarter and six months ended June 30, 2017 are subject to significant seasonal variations and are not necessarily indicative of the results that may be expected for the year ending December 29, 2017. For further information, refer to the Consolidated Financial Statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 30, 2016.

We are required to evaluate events occurring after June 30, 2017 for recognition and disclosure in the unaudited Consolidated Financial Statements for the quarter and six months ended June 30, 2017. Events are evaluated based on whether they represent information existing as of June 30, 2017, which require recognition in the unaudited Consolidated Financial Statements, or new events occurring after June 30, 2017, which do not require recognition but require disclosure if the event is significant to the unaudited Consolidated Financial Statements. We evaluated events occurring subsequent to June 30, 2017 through the date of issuance of these unaudited Consolidated Financial Statements.

2. Recently Issued Accounting Pronouncements

New Accounting Pronouncements Adopted

In March 2016, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU"), Improvements to Employee Share-Based Payment Accounting, which simplified several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The new standard requires excess tax benefits or deficiencies for share-based payments to be recognized as income tax benefit or expense, rather than within additional paid-in capital, when the awards vest or are settled. Furthermore, cash flows related to excess tax benefits are required to be classified as operating activities in the statement of cash flows rather than financing activities. We have elected to adopt the cash flow presentation of excess tax benefits retrospectively and have adjusted our Consolidated Statement of Cash Flows by $0.2 million for the six months ended July 1, 2016. We adopted these amendments effective December 31, 2016, the first day of our fiscal 2017 year.

We have elected to account for forfeitures of stock-based awards as they occur and have adopted on a modified retrospective basis, as such, we recorded a cumulative effect adjustment of $0.2 million (pre-tax) to reduce retained earnings and increase additional paid-in capital as of December 31, 2016, the first day of our fiscal 2017 year.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

2. Recently Issued Accounting Pronouncements (continued)

The new standard also requires the presentation of cash paid to taxing authorities at settlement arising from the withholding of shares from employees be classified as a financing activity on the statement of cash flows. We adopted these amendments, effective December 31, 2016, the first day of our fiscal 2017 year, on a retrospective basis and included $0.3 million related to stock-based awards settled in cash for taxes in financing activities in our Consolidated Statements of Cash Flows for the six months ended July 1, 2016.

In July 2015, the FASB issued an ASU, Simplifying the Measurement of Inventory.  The core principal of the guidance is that an entity should measure inventory at the lower of cost and net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  This guidance does not apply to inventory that is being measured using the Last-In, First-Out (LIFO) or the retail inventory method. The Company adopted this guidance on December 31, 2016, the first day of our fiscal 2017 year, and determined there were no changes to disclosure, financial statement presentation, or valuation of inventory as a result of adoption.

New Accounting Pronouncements Not Yet Adopted

In May 2017, the FASB issued an ASU, Stock Compensation (Topic 718), Scope of Modification Accounting. This ASU clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The guidance clarifies that modification accounting will be applied if the value, vesting conditions or classification of the award changes. This ASU will be effective for us beginning the first day of our 2018 fiscal year. We expect this award to impact modifications meeting the clarified criteria prospectively beginning in 2018.

In March 2017, the FASB issued an ASU, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires that the service cost component of net periodic benefit costs from defined benefit and other postretirement benefit plans be included in the same Consolidated Statements of Income captions as other compensation costs arising from services rendered by the covered employees during the period.  The other components of net benefit cost will be presented in the Consolidated Statements of Income separately from service costs.  Following adoption, only service costs will be eligible for capitalization into manufactured inventories, which should reduce diversity in practice.  This ASU will be effective for us beginning the first day of our 2018 fiscal year. As this ASU only affects presentation and disclosure, we do not anticipate a significant impact of adoption on our financial condition, results of operations and cash flows.

In February 2017, the FASB issued an ASU, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets: Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which clarifies the scope of asset derecognition and adds further guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers. This ASU will be effective for us beginning the first day of our 2018 fiscal year. Early adoption is permitted. We are evaluating the impact of adoption of this ASU on our financial condition, results of operations and cash flows, and, as such, we are not able to estimate the effect the adoption of the new standard will have on our financial statements.

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

In January 2017, the FASB issued an ASU, Simplifying the Test for Goodwill Impairment, which removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. The ASU permits an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This ASU will be effective for us beginning the first day of our 2020 fiscal year. Early adoption is permitted. We are evaluating whether to early adopt. After adoption, we do not expect this ASU to have an impact until a valid transaction takes place.

In October 2016, the FASB issued an ASU, Intra-Entity Transfers of Assets Other Than Inventory, which will require companies to recognize the income tax effects of intra-entity sales and transfers of assets other than inventory, particularly those asset transfers involving intellectual property, in the period in which the transfer occurs. The ASU will be effective for us beginning the first day of our 2018 fiscal year.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

2. Recently Issued Accounting Pronouncements (continued)

The guidance requires modified retrospective adoption. We are evaluating the impact of adoption of this ASU on our financial condition, results of operations and cash flows, and, as such, we are not able to estimate the effect the adoption of the new standard will have on our financial statements.

In August 2016, the FASB issued an ASU, Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues in an effort to reduce diversity in practice. This ASU will be effective for us beginning the first day of our 2018 fiscal year. Early adoption is permitted. We are evaluating the impact of adoption of this ASU on our cash flows, and as such, we are not able to estimate the effect that the adoption of this ASU will have on reclassifications within our Consolidated Statement of Cash Flows.

In June 2016, the FASB issued an ASU, Financial Instruments - Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held. Entities will be required to use a new forward-looking “expected loss” model that results in the earlier recognition of allowances for losses on trade and other receivables. Additionally, entities will need to disclose significantly more information they use to track credit quality by year of origination for most financing receivables. This ASU will be effective for us beginning the first day of our 2020 fiscal year. Early adoption is permitted beginning the first day of our 2019 fiscal year. We are evaluating the impact of adoption of this ASU on our financial condition, results of operations and cash flows, and, as such, we are not able to estimate the effect the adoption of the new standard will have on our financial statements.

In February 2016, the FASB issued an ASU, Leases, which requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases may result in the lessee recognizing a right-of use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize a straight-line total lease expense. The guidance also requires qualitative and specific quantitative disclosures to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities, including significant judgments and changes in judgments. This ASU will be effective for us beginning the first day of our 2019 fiscal year. Early adoption is permitted. We are evaluating the impact of adoption of this ASU on our financial condition, results of operations and cash flows, and, as such, we are not able to estimate the effect the adoption of the new standard will have on our financial statements.

In May 2014, the FASB issued an ASU, Revenue From Contracts with Customers, and has subsequently issued several supplemental and/or clarifying ASUs (collectively, "ASC 606"), which prescribes a comprehensive new revenue recognition standard that will supersede existing revenue guidance. The core principle is that a company will recognize revenue when it transfers promised goods or services to customers for an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard outlines a five-step model, whereby revenue is recognized as performance obligations within a contract are satisfied. The standard also requires new, expanded disclosures regarding revenue recognition. ASC 606 will be effective for us beginning the first day of our 2018 fiscal year. Early adoption is permitted. We have commenced our implementation analysis including contract review under the ASC 606 framework and identification of revenue streams. Our analysis includes reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under this new standard. The Company has reviewed a sample of contracts with its customers that the Company believes is representative of its revenue streams and continues to review additional contracts with its customers during 2017, including any additional revenue streams identified. ASC 606 requires increased disclosure which in turn is expected to require certain new processes. The impact of adoption of ASC 606 on our financial condition, results of operations, cash flows and disclosures, is ongoing, and, as such, we are not able to reasonably estimate the effect that the adoption of the new standard will have on our financial statements. The standard permits the use of either the retrospective or modified retrospective transition method. We will adopt the new standard using the modified retrospective transition method, under which the cumulative effect of initially applying the new guidance is recognized as an adjustment to the opening balance of retained earnings on the first day of our 2018 fiscal year.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

3.  Asset Impairment and Other Charges, Net

The following represents a summary of asset impairment and other charges, net recorded during the quarters and six months ended June 30, 2017 and July 1, 2016 (U.S. dollars in millions):

	Quarter ended	Six months ended
	June 30, 2017	June 30, 2017
	Long-lived and other asset impairment	Long-lived and other asset impairment	Other credits	Total
Banana segment:
Philippines floods	$0.5	$0.8	$—	$0.8
Chile floods	0.8	0.8	—	0.8
Underutilized assets in Central America	0.6	0.6	—	0.6
Other fresh produce segment:
Chile insurance proceeds on floods	—	—	(2.2)	(2.2)
Total asset impairment and other charges (credits), net	$1.9	$2.2	$(2.2)	$—

	Quarter ended	Six months ended
	July 1, 2016	July 1, 2016
	Long-lived and other asset impairment	Long-lived and other asset impairment	Other credits	Total
Banana segment:
Philippines plantation conversion to pineapple	$2.5	$2.5	$—	$2.5
Underutilized assets in Central America	0.6	0.6	—	0.6
Total asset impairment and other charges	$3.1	$3.1	$—	$3.1

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

3.  Asset Impairment and Other Charges, Net (continued)

Exit Activity and Other Reserves

Exit activity and other reserve balances are recorded in the Consolidated Balance Sheets in accounts payable and accrued expenses for the current portion and in other noncurrent liabilities for the noncurrent portion. The following is a rollforward of 2017 exit activity and other reserves (U.S. dollars in millions):

	Exit activity and other reserve balance at December 30, 2016	Cash paid	Foreign exchange impact	Exit activity and other reserve balance at June 30, 2017
Contract termination and other exit activity charges	$1.0	$(0.3)	$(0.1)	$0.6
	$1.0	$(0.3)	$(0.1)	$0.6

The exit activity and other reserve balance at June 30, 2017 includes $0.6 million related to contract termination costs for an underutilized facility in the United Kingdom which relates to previous periods. We do not expect additional charges related to the exit activities mentioned above that would significantly impact our results of operations or financial condition.

4.  Acquisition

During June 2016, we purchased a blueberry farm in Chile of approximately 320 acres, which includes agricultural production land, packing houses and farm equipment. The purchase price for this farm was $7.1 million and was funded using operating cash flows and available borrowings under the Credit Facility (as defined in Note 11 “Long-Term Debt and Capital Lease Obligations”). Goodwill represents the excess purchase price above the fair market value of the net assets acquired. We recorded $0.8 million of goodwill in our Other Fresh Produce segment as a result of this acquisition.

5.  Noncontrolling Interests

The following table reconciles shareholders’ equity attributable to noncontrolling interests (U.S. dollars in millions):

	Six months ended
	June 30, 2017	July 1, 2016
Noncontrolling interests, beginning	$24.6	$42.9
Purchase of noncontrolling interest (1)	—	(19.5)
Net (loss) income attributable to noncontrolling interests	(0.2)	1.0
Translation adjustments	—	0.3
Retirement benefit adjustment	—	(0.1)
Capital contributions from, net of dividends	0.4	—
Noncontrolling interests, ending	$24.8	$24.6

(1)
We purchased the remaining interest of this Variable Interest Entity ("VIE") for $45.0 million on April 28, 2016. We recorded a charge of $25.5 million to equity as a result of the difference between the fair value of the consideration of $45.0 million less the $19.5 million carrying value of the noncontrolling interest. Refer to Note 6, “Variable interest Entities”, for disclosures related to the purchase of the remaining interest in our VIE.

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

On April 28, 2016, we acquired the remaining 60% noncontrolling interest of this VIE for $45.0 million, which we paid using operating cash flows and available borrowings under the Credit Facility (as defined in Note 11 “Long-Term Debt and Capital Lease Obligations”).

7. Income Taxes

In connection with a current examination of the tax returns in two foreign jurisdictions the taxing authorities have issued, during the current quarter, income tax deficiencies related to transfer pricing of approximately $125.4 million (including interest and penalties) for tax years 2012 through 2015.  We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities as the Company believes that the proposed adjustments are without technical merit.  The Company will continue to vigorously contest the adjustments and exhaust all administrative and judicial remedies to resolve the matters, which could be a lengthy process.   The Company regularly assesses the likelihood of adverse outcomes resulting from examinations such as this to determine the adequacy of its tax reserves. Accordingly, the Company has not accrued any additional amounts based upon the proposed adjustments.  There can be no assurance that this matter will be resolved in our favor, and an adverse outcome of this matter, or any future tax examinations involving similar assertions, could have a material effect on our results of operations and financial condition.

8.  Financing Receivables

Financing receivables are included in other accounts receivable, less allowances on our accompanying Consolidated Balance Sheets and are recognized at net realizable value, which approximates fair value. Other accounts receivable may include value-added taxes receivables, seasonal advances to growers and suppliers, which are usually short-term in nature, and other financing receivables.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

8.  Financing Receivables (continued)

The following table details financing receivables including the related allowance for advances to independent growers and suppliers including their credit risk profile (U.S. dollars in millions):

	June 30, 2017		December 30, 2016
	Short-term	Long-term	Short-term	Long-term
Gross advances to independent growers and suppliers	$26.3	$1.7	$35.8	$0.2
Allowance for advances to independent growers and suppliers (past due)	(2.5)	(0.1)	(1.5)	—
Net advances to independent growers and suppliers	$23.8	$1.6	$34.3	$0.2

The short-term and long-term portions of the financing receivables included above are classified in the Consolidated Balance Sheets in other accounts receivable and other noncurrent assets.

The allowance for advances to independent growers and suppliers and the related financing receivables for the quarters and six months ended June 30, 2017 and July 1, 2016 were as follows (U.S. dollars in millions):

	Quarter ended		Six months ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Allowance for advances to independent growers and suppliers:
Balance, beginning of period	$1.5	$2.1	$1.5	$2.1
Provision for uncollectible amounts	1.1	—	1.1	—
Deductions to allowance related to write-offs	—	(0.5)	—	(0.5)
Balance, end of period	$2.6	$1.6	$2.6	$1.6

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

9.  Stock-Based Compensation

Our shareholders approved and ratified the 2014 Omnibus Share Incentive Plan (the “2014 Plan”), which allows us to grant equity-based compensation awards, including stock options, restricted stock awards and restricted stock units including performance stock units. We disclosed the significant terms of the 2014 Plan and prior plans in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2016.

Stock-based compensation expense related to stock options, restricted stock awards ("RSAs"), restricted stock units ("RSUs") and performance stock units ("PSUs") is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Income and is comprised as follows (U.S. dollars in millions):

	Quarter ended		Six months ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Stock options	$0.2	$0.6	$0.3	$1.3
RSUs/PSUs	2.7	2.6	5.3	5.7
RSAs	—	—	0.9	0.9
Total	$2.9	$3.2	$6.5	$7.9

We received proceeds from the exercise of stock-based options of $0.1 million for the six months ended June 30, 2017 and $4.2 million for the six months ended July 1, 2016.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

9.  Stock-Based Compensation (continued)

Stock Option Awards

Under the 2014 Plan and prior plans, 20% of the options vest immediately, and the remaining options vest in equal installments over the next four years. Options under the 2014 Plan and prior plans may be exercised over a period not in excess of 10 years from the date of the grant. Prior plan provisions are still applicable to outstanding options and awards under those plans. There were no stock option grants for the six months ended June 30, 2017 or July 1, 2016.

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

Restricted Stock Awards

A share of restricted stock is one of our ordinary shares that has restrictions on transferability until certain vesting conditions are met.

For RSAs awarded under the 2014 Plan, 50% of each award of our restricted stock vested on the date it was granted. The remaining 50% of each award vests upon the six-month anniversary of the date on which the recipient ceases to serve as a member of our Board of Directors. Restricted stock awarded during the six months ended June 30, 2017 and July 1, 2016 allows directors to retain all of their awards once they cease to serve as a member of our Board of Directors and is considered a nonsubstantive service condition in accordance with the guidance provided by the ASC on “Compensation – Stock Compensation”.  Accordingly, we recognize compensation cost immediately for restricted stock awards granted to non-management members of the Board of Directors.

The following table lists RSAs awarded under the 2014 plan for the six months ended June 30, 2017 and July 1, 2016:

Date of award	Shares of restricted stock awarded	Price per share
January 3, 2017	14,294	$61.21
January 4, 2016	22,946	38.13

Restricted Stock Units/Performance Stock Units

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

RSUs and PSUs do not have the voting rights of ordinary shares and the shares underlying the RSUs and PSUs are not considered issued and outstanding. However, shares underlying RSUs/PSUs are included in the calculation of diluted earnings per share to the extent the performance criteria are met, if any.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

9.  Stock-Based Compensation (continued)

The fair market value for RSUs and PSUs is based on the closing price of our stock on the award date. Forfeitures are recognized as they occur.

The following table lists the various RSUs and PSUs awarded under the 2014 Plan for the six months ended June 30, 2017 and July 1, 2016 (U.S. dollars in millions, except share and per share data):

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

We recognize expense related to RSUs and PSUs based on the fair market value, as determined on the date of award, ratably over the vesting period, provided the performance condition, if any, is probable.

10.  Inventories

Inventories consisted of the following (U.S. dollars in millions):

	June 30, 2017	December 30, 2016
Finished goods	$167.1	$199.4
Raw materials and packaging supplies	146.1	134.0
Growing crops	144.3	159.8
Total inventories	$457.5	$493.2

11.  Long-Term Debt and Capital Lease Obligations

The following is a summary of long-term debt and capital lease obligations (U.S. dollars in millions):

	June 30, 2017	December 30, 2016
Senior unsecured revolving credit facility (see Credit Facility below)	$225.0	$230.5
Capital lease obligations	1.5	1.8
Total long-term debt and capital lease obligations	226.5	232.3
Less: Current portion	(0.5)	(0.6)
Long-term debt and capital lease obligations	$226.0	$231.7

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

11.  Long-Term Debt and Capital Lease Obligations (continued)

Credit Facility

On April 16, 2015, we entered into a five-year $800 million syndicated senior unsecured revolving credit facility maturing on April 15, 2020 (the "Credit Facility") with Bank of America, N.A. as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Inc. as sole lead arranger and sole book manager. Borrowings under the Credit Facility bear interest at a spread over LIBOR that varies with our leverage ratio. The Credit Facility also includes a swing line facility and a letter of credit facility. Debt issuance costs of $1.0 million are included in other noncurrent assets on our Consolidated Balance Sheets.

We have a renewable 364-day, $25.0 million commercial and stand-by letter of credit facility with Rabobank Nederland.

The following is a summary of the material terms of the Credit Facility and other working capital facilities at June 30, 2017 (U.S. dollars in millions):

	Term	Maturity date	Interest rate	Borrowing limit	Available borrowings
Bank of America credit facility	5 years	April 15, 2020	2.29%	$800.0	$575.0
Rabobank letter of credit facility	364 days	June 21, 2018	Varies	25.0	15.4
Other working capital facilities	Varies	Varies	Varies	22.2	11.1
				$847.2	$601.5

The current margin for LIBOR advances is 1.00%. We intend to use funds borrowed under the Credit Facility from time to time for general corporate purposes, which may include the repayment, redemption or refinancing of our existing indebtedness, working capital needs, capital expenditures, funding of possible acquisitions, possible share repurchases and satisfaction of other obligations.

The Credit Facility requires us to comply with financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers. As of June 30, 2017, we were in compliance with all of the covenants contained in the Credit Facility. The Credit Facility is unsecured as long as we maintain a certain leverage ratio and is guaranteed by certain of our subsidiaries. The Credit Facility permits borrowings under the revolving commitment with an interest rate determined based on our leverage ratio and spread over LIBOR. In addition, we pay a fee on unused commitments.

As of June 30, 2017, we applied $9.6 million to the Rabobank Nederland letter of credit facility, in respect of certain contingent obligations and other governmental agency guarantees combined with guarantees for purchases of raw materials and equipment and other trade related letters of credit. We also had $18.2 million in other letters of credit and bank guarantees not included in the Rabobank or Bank of America letter of credit facilities.

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

On May 31 and June 1, 2012, eight actions were filed against one of our subsidiaries in the United States District Court for the District of Delaware on behalf of approximately 3,000 plaintiffs alleging exposure to DBCP on or near banana farms in Costa Rica, Ecuador, Panama, and Guatemala. We and our subsidiaries have never owned, managed or otherwise been involved with any banana growing operations in Panama and were not involved with any banana growing operations in Ecuador during the period when DBCP was in use. The plaintiffs include 229 claimants who had cases pending in the United States District Court for the Eastern District of Louisiana which were dismissed on September 17, 2012. On August 30, 2012, our subsidiary joined a motion to dismiss the claims of those plaintiffs on the grounds that they have first-filed claims pending in the United States District Court for the Eastern District of Louisiana. The motion was granted on March 29, 2013 and appealed to the United States Court of Appeals for the Third Circuit. On September 21, 2012, our subsidiary filed an answer with respect to the claims of those plaintiffs who had not already filed in Louisiana. On May 27, 2014, the court granted a motion made by a co-defendant and entered summary judgment against all remaining plaintiffs based on the September 19, 2013 affirmance by the United States Court of Appeals for the Fifth Circuit of the dismissal on statute of limitations grounds of related cases by the United States District Court for the Eastern District of Louisiana. On July 7, 2014, our subsidiary joined in a motion for summary judgment on statute of limitations grounds as to all remaining plaintiffs on the basis of the court’s May 27, 2014 ruling. Plaintiffs agreed that judgment be entered in favor of all defendants for the claims still pending in the United States District Court for the District of Delaware on the basis of the summary judgment granted on May 27, 2014 and the district court entered judgment dismissing all plaintiffs’ claims on September 22, 2014. On October 21, 2014, a notice of appeal was filed with the United States Court of Appeals for the Third Circuit expressly limited the appeal to the claims of 57 (out of the more than 2,600) plaintiffs who had not previously filed claims in Louisiana. On August 11, 2015, a panel of the Court of Appeals affirmed the dismissal of the claims of these plaintiffs. Plaintiffs filed a Motion for Rehearing en Banc with the Third Circuit, which was granted on September 22, 2015. On September 2, 2016, the Third Circuit en banc reversed the District Court’s dismissal on first-filed doctrine grounds of the claims of approximately 229 of the plaintiffs and remanded the case back to the District Court for further proceedings. The United States Court of Appeals for the Third Circuit has canceled the hearing previously scheduled for March 9, 2017 to hear oral argument in the appeal from the grant of summary judgment to defendants on the statute of limitations issue and has advised the parties that its decision on the appeal, which remains pending, will be issued on the basis of the written pleadings filed by the parties. On June 2, 2017, the Third Circuit issued a Petition for Certification of State Law to the Delaware Supreme Court to resolve the complex procedural question pending on appeal regarding the applicability of the first-filed doctrine for tolling the statute of limitations on class actions claims. The Delaware Supreme Court has accepted certification of the pending question of law.

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

On September 25, 2003, the EPA issued the Record of Decision (“ROD”). The EPA estimates in the ROD that the remediation costs associated with the cleanup of the Kunia Well Site will range from $12.9 million to $25.4 million and will last approximately 10 years. It remains to be determined how long the remediation will last.

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

During 2014, as a result of a meeting held with the EPA which resulted in changes to the remediation work being performed, we reduced the liability related to the Kunia well site clean-up by $1.4 million. We increased the liability by $0.4 million during 2016 and reduced the liability by $0.8 million during 2015 due to changes to the remediation work being performed. The estimates are between $13.7 million and $28.7 million. The estimate on which our accrual is based, totals $13.6 million. As of June 30, 2017, there are $13.2 million included in other noncurrent liabilities and $0.4 million included in accounts payable and accrued expenses in the Consolidated Balance Sheets for the Kunia Well Site clean-up, which we expect to expend in the next 12 months. We expect to expend approximately $0.4 million each year in 2017 and 2018, $1.1 million in 2019, $1.0 million in 2020 and $0.9 million in 2021.

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

We intend to vigorously defend ourselves in all of the above matters.

13.  Earnings Per Share

Basic and diluted net income per ordinary share is calculated as follows (U.S. dollars in millions, except share and per share data):

	Quarter ended		Six months ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Numerator:
Net income attributable to Fresh Del Monte Produce Inc.	$69.2	$96.2	$115.6	$177.9

Denominator:
Weighted average number of ordinary shares - Basic	50,572,056	51,164,438	50,895,738	51,396,505
Effect of dilutive securities - Share based employee options and awards	360,309	535,907	404,959	471,950
Weighted average number of ordinary shares - Diluted	50,932,365	51,700,345	51,300,697	51,868,455

Antidilutive awards (1)	96,526	140,734	96,526	140,734

Net income per ordinary share attributable to Fresh Del Monte Produce Inc.:
Basic	$1.37	$1.88	$2.27	$3.46
Diluted	$1.36	$1.86	$2.25	$3.43

(1)	Certain unvested PSUs are not included in the calculation of net income per ordinary share because the effect would have been antidilutive.

Refer to Note 19, “Shareholders’ Equity”, for disclosures related to the stock repurchase program and retired shares.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

14.  Retirement and Other Employee Benefits

The following table sets forth the net periodic benefit costs of our pension plans and post-retirement plans (U.S. dollars in millions):

	Quarter ended		Six months ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Service cost	$1.4	$1.3	$2.8	$2.6
Interest cost	1.5	1.6	3.1	3.3
Expected return on assets	(0.9)	(0.9)	(1.7)	(1.9)
Amortization of net actuarial loss	0.3	0.3	0.6	0.6
Net periodic benefit costs	$2.3	$2.3	$4.8	$4.6

We provide certain other retirement benefits to certain employees who are not U.S.-based not included above. Generally, benefits under these programs are based on an employee’s length of service and level of compensation. These programs are immaterial to our consolidated financial statements. The net periodic benefit costs related to other non-U.S.-based plans is $0.9 million for the quarter ended June 30, 2017 and $0.5 million for the quarter ended July 1, 2016. The net periodic benefit costs related to other non-U.S.-based plans is $1.5 million for the six months ended June 30, 2017 and $1.1 million for six months ended July 1, 2016.

15.  Business Segment Data

We are principally engaged in one major line of business, the production, distribution and marketing of bananas, other fresh produce and prepared food. Our products are sold in markets throughout the world with our major producing operations located in North, Central and South America, Europe, Asia and Africa.

Our operations are aggregated into business segments on the basis of our products: bananas, other fresh produce and prepared food. Other fresh produce includes pineapples, fresh-cut products, non-tropical fruit (including grapes, apples, pears, peaches, plums, nectarines, citrus, kiwis and blueberries), avocados, melons, tomatoes, other fruit and vegetables, a third-party ocean freight business and a plastic products business. Prepared food includes prepared fruit and vegetables, juices, beverages, snacks, poultry and meat products.

We evaluate performance based on several factors, of which net sales and gross profit by product are the primary financial measures (U.S. dollars in millions):

	Quarter ended
	June 30, 2017		July 1, 2016
	Net Sales	Gross Profit	Net Sales	Gross Profit
Banana	$499.5	$58.1	$497.4	$66.5
Other fresh produce	568.1	55.0	496.8	59.9
Prepared food	79.5	10.1	94.4	19.0
Totals	$1,147.1	$123.2	$1,088.6	$145.4

	Six months ended
	June 30, 2017		July 1, 2016
	Net Sales	Gross Profit	Net Sales	Gross Profit
Banana	$944.6	$93.1	$956.0	$115.4
Other fresh produce	1,074.3	103.4	977.7	136.9
Prepared food	160.6	25.8	173.0	33.8
Totals	$2,179.5	$222.3	$2,106.7	$286.1

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

Derivatives are recorded in our Consolidated Balance Sheets at fair value in prepaid expenses and other current assets, other non-current assets, accounts payable and accrued expenses or other non-current liabilities, depending on whether the amount is an asset or liability and whether it is short-term or long-term in nature.  The fair values of derivatives used to hedge or modify our risks fluctuate over time.  These fair value amounts should not be viewed in isolation, but rather in relation to the cash flows or fair value of the underlying hedged transactions or assets and other exposures, as well as the overall reduction in our risk.  In addition, the earnings impact resulting from our derivative instruments is recorded in the same line item within the Consolidated Statements of Income as the underlying exposure being hedged.

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

The foreign currency forward contracts qualifying as cash flow hedges were designated as single-purpose cash flow hedges of forecasted cash flows.  Based on our formal assessment of hedge effectiveness of our qualifying foreign currency forward contracts, we determined that the impact of hedge ineffectiveness was de minimis for the quarters and six months ended June 30, 2017 and July 1, 2016.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

16.  Derivative Financial Instruments (continued)

We had the following outstanding foreign currency forward contracts as of June 30, 2017 (in millions):

Foreign currency contracts qualifying as cash flow hedges:	Notional amount
Euro	EUR	59.6
British pound	GBP	3.1
Japanese yen	JPY	1,496.5
Korean Won	KRW	10,635.8

The following table reflects the fair values of derivative instruments, all of which are designated as Level 2 in the fair value hierarchy, as of June 30, 2017 and December 30, 2016 (U.S. dollars in millions):

Derivatives designated as hedging instruments (1)
	Foreign exchange contracts
Balance Sheet location:	June 30, 2017 (2)	December 30, 2016
Asset derivatives:
Prepaid expenses and other current assets	$0.6	$5.4
Total asset derivatives	$0.6	$5.4

Liability derivatives:
Accounts payable and accrued expenses	$1.6	$—
Total liability derivatives	$1.6	$—

(1) See Note 17, "Fair Value Measurements", for fair value disclosures.
(2) We expect that $1.0 million of the net fair value of hedges recognized as a loss in accumulated other comprehensive income ("AOCI") will be transferred to earnings during the next 12 months, along with the earnings effect of the related forecasted transactions.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

16.  Derivative Financial Instruments (continued)

The following table reflects the effect of derivative instruments on the Consolidated Statements of Income for the quarters and six months ended June 30, 2017 and July 1, 2016 (U.S. dollars in millions):

Derivatives in effective cash flow hedging relationships	Amount of (loss) gain recognized in other comprehensive income on derivatives (effective portion)		Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain reclassified from AOCI into income (effective portion)
	Quarter ended			Quarter ended
	June 30, 2017	July 1, 2016		June 30, 2017	July 1, 2016
Foreign exchange contracts	$(4.1)	$0.6	Net sales	$0.5	$0.8
Foreign exchange contracts	0.3	(0.3)	Cost of products sold	0.1	0.1
Total	$(3.8)	$0.3		$0.6	$0.9

	Six months ended			Six months ended
	June 30, 2017	July 1, 2016		June 30, 2017	July 1, 2016
Foreign exchange contracts	$(5.9)	$(10.0)	Net sales	$1.6	$2.7
Foreign exchange contracts	(0.5)	0.4	Cost of products sold	0.3	0.1
Total	$(6.4)	$(9.6)		$1.9	$2.8

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

Derivative Instruments

We may choose to mitigate the risk of fluctuations in currency exchange rates on our results of operations and financial condition by entering into foreign currency cash flow hedges.  We account for the fair value of the related forward contracts as prepaid expenses and other current assets, other non-current assets, accounts payable and accrued expenses or other non-current liabilities.  We use an income approach to value our outstanding foreign currency hedges. An income approach consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contract using current market information as of the measurement date such as foreign currency, bunker fuel spot, and forward rates.  Additionally, we built an element of default risk based on observable inputs into the fair value calculation. Due to the fact that inputs to fair value these derivative instruments can be observed, they are classified as Level 2.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

17.  Fair Value Measurements (continued)

The following table provides a summary of the fair values of assets and liabilities measured on a recurring basis under the ASC on “Fair Value Measurements and Disclosures” (U.S. dollars in millions):

Fair value measurements
Foreign currency forward contracts, net (liability) asset
	June 30, 2017	December 30, 2016
Quoted prices in active markets for identical assets (Level 1)	$—	$—
Significant observable inputs (Level 2)	(1.0)	5.4
Significant unobservable inputs (Level 3)	—	—

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
Refer to Note 11, “Long-Term Debt and Capital Lease Obligations”.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

17.  Fair Value Measurements (continued)

Fair Value of Non-Financial Assets

The Company recorded asset impairment and other charges during the quarter and six months ended June 30, 2017, that do not fall under the scope of fair value measurement. Refer to Note 3, "Asset Impairment and Other Credits, Net".

The following is a tabular presentation of the non-recurring fair value measurements recorded during the second quarter of 2016, along with the level within the fair value hierarchy in which the fair value measurement in their entirety fall (U.S. dollars in millions):

	Fair value measurements for the six months ended July 1, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Underutilized assets in Central America	$1.0	$—	$—	$1.0
Philippines plantation conversion to pineapple	0.3	—	—	0.3
	$1.3	$—	$—	$1.3

During the second quarter of 2016, the Company recognized $0.6 million in asset impairment and other charges, net related to certain underutilized assets in Central America. The asset impairment consisted of a write-down of $0.6 million related to assets with a carrying value of $1.6 million. We estimated the fair value of these assets of $1.0 million using the market approach. The fair value of these assets are classified as Level 3 in the fair value hierarchy due to the mix of unobservable inputs utilized.

During the second quarter of 2016, we also recognized $2.5 million in asset impairment and other charges, net as a result of our decision to convert a banana plantation in the Philippines to a pineapple plantation during the next three years. The asset impairment consisted of a write-down of $2.5 million related to the plantation with a carrying value of $2.8 million. The plantation was written down to a fair value of $0.3 million. We estimated the fair value of this asset using an income based approach, whereby our cash flows were adjusted for a market premium risk. The fair value of the plantation of $0.3 million is classified as Level 3 in the fair value hierarchy due to the mix of unobservable inputs utilized.

The fair value of the banana reporting unit's goodwill and the prepared food unit's remaining trade names and trademarks are highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets. We disclosed the sensitivity related to the banana reporting unit's goodwill and the prepared food reporting unit's trade names and trademarks in our notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2016.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

18.  Accumulated Other Comprehensive (Loss) Income

The following table includes the changes in accumulated other comprehensive (loss) income attributable to U.S. by component under the ASC on “Comprehensive Income” (U.S. dollars in millions):

	Changes in accumulated other comprehensive (loss) income by component (1)
	Six months ended June 30, 2017
	Changes in fair value of effective cash flow hedges	Foreign currency translation adjustment		Retirement benefit adjustment	Total

Balance at December 30, 2016	$5.4	$(25.4)		$(24.2)	$(44.2)
Other comprehensive (loss) income
before reclassifications	(4.5)	11.1	(2)	(0.3)	6.3
Amounts reclassified from accumulated
other comprehensive (loss) income	(1.9)	—		0.6	(1.3)
Net current period other comprehensive
(loss) income	(6.4)	11.1		0.3	5.0
Balance at June 30, 2017	$(1.0)	$(14.3)		$(23.9)	$(39.2)

	Six months ended July 1, 2016
Balance at January 1, 2016	$11.9	$(14.8)		$(20.1)	$(23.0)
Other comprehensive (loss) income
before reclassifications	(6.8)	0.7	(2)	(0.3)	(6.4)
Amounts reclassified from accumulated
other comprehensive (loss) income	(2.8)	—		0.6	(2.2)
Net current period other comprehensive
(loss) income	(9.6)	0.7		0.3	(8.6)
Balance at July 1, 2016	$2.3	$(14.1)		$(19.8)	$(31.6)

(1) All amounts are net of tax and noncontrolling interest.
(2) Includes a gain of $4.0 million for the six months ended June 30, 2017 and a gain of $5.5 million for the six months ended July 1, 2016 on intra-entity foreign currency transactions that are of a long-term-investment nature; there was less than $0.1 million loss for the six month ended June 30, 2017 and a loss of $0.3 million for the six month ended July 1, 2016 related to noncontrolling interest.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

18.  Accumulated Other Comprehensive (Loss) Income (continued)

The following table includes details about amounts reclassified from accumulated other comprehensive (loss) income by component
(U.S. dollars in millions):

	Amount reclassified from accumulated other comprehensive (loss) income
	June 30, 2017		July 1, 2016
Details about accumulated other comprehensive (loss) income components	Quarter ended	Six months ended	Quarter ended	Six months ended	Affected line item in the statement where net income is present
Changes in fair value of effective cash flow hedges:
Foreign currency cash flow hedges	$(0.5)	$(1.6)	$(0.8)	$(2.7)	Sales
Foreign currency cash flow hedges	(0.1)	(0.3)	(0.1)	(0.1)	Cost of sales
Total	$(0.6)	$(1.9)	$(0.9)	$(2.8)

Amortization of retirement benefits:
Actuarial losses	$0.1	$0.2	$0.1	$0.2	Selling, general and administrative expenses
Actuarial losses	0.2	0.4	0.2	0.4	Cost of sales
Total	$0.3	$0.6	$0.3	$0.6

19.  Shareholders’ Equity

Our shareholders have authorized 50,000,000 preferred shares at $0.01 par value, of which none are issued or outstanding at June 30, 2017, and 200,000,000 ordinary shares of common stock at $0.01 par value, of which 50,104,086 are issued and outstanding at June 30, 2017.

Ordinary share activity is summarized as follows:

	Six months ended
	June 30, 2017	July 1, 2016
Ordinary shares issued (retired) as a result of:
Stock option exercises	6,500	163,467
Restricted stock grants	14,294	22,946
Restricted and performance stock units	137,287	177,054
Ordinary shares repurchased and retired	(1,310,900)	(1,672,535)

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

19.  Shareholders’ Equity (continued)

On July 29, 2015, our Board of Directors approved a three-year stock repurchase program of up to $300 million of our ordinary shares. We have repurchased $169.9 million of ordinary shares, or 4,518,091 ordinary shares, under the aforementioned repurchase programs and retired all the repurchased shares. We have a maximum dollar amount value of $130.1 million of shares that we can purchase under the stock repurchase program approved on July 29, 2015.

Subsequent to the quarter ended June 30, 2017, no ordinary shares were repurchased.

Dividend activity is summarized as follows:

Six months ended
June 30, 2017		July 1, 2016
Dividend Date	Cash Dividend Declared, per Ordinary Share	Dividend Date	Cash Dividend Declared, per Ordinary Share
June 2, 2017	$0.150	June 3, 2016	$0.125
March 31, 2017	$0.150	April 1, 2016	$0.125

We paid $15.2 million in dividends in the six months ended June 30, 2017 and $12.7 million in dividends in the six months ended July 1, 2016.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $173.9 million for the first six months of 2017 compared with net cash provided by operating activities of $269.4 million for the first six months of 2016, a decrease of $95.5 million.   The decrease in net cash provided by operating activities was principally attributable to lower net income and higher levels of trade accounts receivables, partially offset by lower levels of inventory and higher levels of taxes payable.

Working capital was $581.4 million at June 30, 2017 compared with $592.0 million at December 30, 2016, a decrease of $10.6 million. This decrease in working capital is principally due to lower levels of fresh produce and prepared food inventory and higher levels of income taxes and other taxes payable. Partially offsetting these decreases in working capital were higher levels of trade accounts receivable primarily as a result of higher net sales.

Net cash used in investing activities for the first six months of 2017 was $69.0 million compared with $67.0 million for the first six months of 2016. Net cash used in investing activities for the first six months of 2017 consisted of capital expenditures of $71.9 million, partially offset by proceeds from sales of property, plant and equipment of $2.9 million. Capital expenditures for the first six months of 2017 consisted primarily of expansion and improvements of our distribution and fresh-cut fruit facilities in North America related to the other fresh produce and banana segments; expansion and improvements to our banana operations in the Philippines and Central America; expansion and improvements to our production facilities in the Middle East and Kenya related to the prepared food and other fresh produce segments; and expansion and improvements to production facilities in Costa Rica and Chile in the other fresh produce segment. Proceeds from sale of property, plant and equipment for the first six months of 2017 consisted primarily of the sale of surplus shipping equipment and other surplus equipment.

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

Net cash used by financing activities for the first six months of 2017 was $100.5 million compared with net cash used in financing activities of $183.6 million for the first six months of 2016. Net cash used by financing activities for the first six months of 2017 consisted of net repayments on long-term debt of $6.4 million, distributions to noncontrolling interest, net, of $3.6 million, stock-based awards settled in cash for taxes of $3.8 million, dividends paid of $15.2 million and repurchase and retirement of ordinary shares of $71.6 million, partially offset by proceeds from stock options exercised of $0.1 million.

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

At June 30, 2017, we had $225.0 million outstanding under the Credit Facility bearing interest at a per annum rate of 2.29%.  In addition, we pay a fee on unused commitments under the Credit Facility.

The Credit Facility is unsecured as long as we maintain a certain leverage ratio and also requires us to comply with certain financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers. As of June 30, 2017, we were in compliance with all of the financial and other covenants contained in the Credit Facility.

At June 30, 2017, we had $601.5 million available under committed working capital facilities, primarily under the Credit Facility. At June 30, 2017, we applied $9.6 million to the Rabobank letter of credit facility, in respect of certain contingent obligations and other governmental agencies and purchases of equipment and raw material guarantees and other trade related letters of credit.  We also had $18.2 million in other letters of credit and bank guarantees not included in the Rabobank or Bank of America letter of credit facilities.

As of June 30, 2017, we had $226.5 million of long-term debt and capital lease obligations, including the current portion, consisting of $225.0 million outstanding under the Credit Facility and $1.5 million of capital lease obligations.

Based on our operating plan, combined with our available borrowing capacity under our Credit Facility, we believe we will have sufficient resources to meet our cash obligations in the foreseeable future.

As of June 30, 2017, we had cash and cash equivalents of $24.4 million.

As a result of the closure of distribution centers and restructuring in Europe in previous periods, we paid approximately $0.3 million in contractual obligations during the first six months of 2017. We expect to make additional payments of approximately $0.6 million.

In connection with a current examination of the tax returns in two foreign jurisdictions the taxing authorities have issued during the current quarter income tax deficiencies related to transfer pricing of approximately $125.4 million (including interest and penalties) for tax years 2012 through 2015.  We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities as the Company believes that the proposed adjustments are without technical merit.  The Company will continue to vigorously contest the adjustments and exhaust all administrative and judicial remedies to resolve the matters, which could be a lengthy process.  The Company regularly assesses the likelihood of adverse outcomes resulting from examinations such as this to determine the adequacy of its tax reserves. The Company does not expect to make any cash payments at this time. We have not accrued any additional amounts based upon the proposed adjustments.  There can be no assurance that this matter will be resolved in our favor, and an adverse outcome of this matter, or any future tax examinations involving similar assertions, could have a material effect on our results of operations and financial condition.

The fair value of our foreign currency cash flow hedges changed from a net asset of $5.4 million as of December 30, 2016, to a net liability of $1.0 million as of June 30, 2017. We expect that a loss of $1.0 million will be transferred to earnings during the next 12 months, along with the earnings effect of the related forecasted transactions.

Recent Developments

On May 29, 2017, the Company executed a contract with the Republic of Panama and will invest up to a minimum of $100.0 million over a period of seven years, which includes the development of a minimum of 4,000 hectares of leased land suitable for banana production, refurbishment of packing plants, buildings and other banana facilities and preparation of banana infrastructure including land, roads and water systems. The contract is for an initial period of 20 years, and renews automatically for an additional 20 year period. In addition, the contract provides the Company with tax exempt status for 20 years related to this project. The Company may re-apply for the tax exempt status at the expiration of that period. This investment significantly increases our production area and our presence in the banana market. We expect this investment will enable us to continue to capitalize on the growing global demand for fresh produce and to expand our reach into existing and new markets.
On June 27, 2017, Fresh Del Monte Produce Inc. (the "Company") and Del Monte Pacific Limited ("Del Monte Pacific") jointly announced a series of new joint ventures between the Company and Del Monte Pacific. The Company and Del Monte Pacific also announced their entrance into a long-term mutual supply agreement, various joint collaborations and the full and final settlement of all active litigation between Del Monte Pacific and its subsidiary Del Monte Foods Inc., on the one hand, and the Company, on the other hand, effective immediately. These new joint ventures will result in expanded refrigerated offerings sold across all distribution channels, and a new retail food and beverage concept modeled after an already successful Fresh Del Monte Produce Inc. business in the Middle East. These joint ventures will initially focus on the U.S. market with the potential for expansion into other territories where the companies' businesses complement each other. This will also greatly increase the scale of the Del Monte brand by expanding into more high-quality, healthy and convenient product options for consumers.

Results of Operations

The following tables present for each of the periods indicated (i) net sales by geographic region and (ii) net sales and gross profit by product category, and in each case, the percentage of the total represented thereby (U.S. dollars in millions, except percent data):

Net sales by geographic region:

	Quarter ended				Six months ended
	June 30, 2017		July 1, 2016		June 30, 2017		July 1, 2016
North America	$655.5	57%	$578.6	53%	$1,256.9	58%	$1,166.1	55%
Europe	192.7	17%	190.3	17%	367.2	17%	363.7	17%
Middle East	147.8	13%	161.1	15%	270.7	12%	285.1	14%
Asia	138.5	12%	139.8	13%	251.7	12%	255.1	12%
Other	12.6	1%	18.8	2%	33.0	1%	36.7	2%
Total	$1,147.1	100%	$1,088.6	100%	$2,179.5	100%	$2,106.7	100%

Product net sales and gross profit:

	Quarter ended
	June 30, 2017				July 1, 2016
	Net Sales		Gross Profit		Net Sales		Gross Profit
Banana	$499.5	44%	$58.1	47%	$497.4	45%	$66.5	46%
Other fresh produce	568.1	49%	55.0	45%	496.8	46%	59.9	41%
Prepared food	79.5	7%	10.1	8%	94.4	9%	19.0	13%
Totals	$1,147.1	100%	$123.2	100%	$1,088.6	100%	$145.4	100%

	Six months ended
	June 30, 2017				July 1, 2016
	Net Sales		Gross Profit		Net Sales		Gross Profit
Banana	$944.6	43%	$93.1	42%	$956.0	45%	$115.4	40%
Other fresh produce	1,074.3	49%	103.4	46%	977.7	46%	136.9	48%
Prepared food	160.6	8%	25.8	12%	173.0	9%	33.8	12%
Totals	$2,179.5	100%	$222.3	100%	$2,106.7	100%	$286.1	100%

Second Quarter 2017 Compared with Second Quarter of 2016

Net Sales. Net sales for the second quarter of 2017 were $1,147.1 million compared with $1,088.6 million for the second quarter of 2016. The increase in net sales of $58.5 million was principally attributable to higher net sales in our other fresh produce and banana business segments, partially offset by lower net sales in prepared food segment.

•
Net sales in the other fresh produce segment increased $71.3 million, principally as a result of higher net sales of fresh-cut products, avocados and pineapples, partially offset by lower net sales of non-tropical fruit.

◦
Net sales of fresh-cut products increased due to higher worldwide sales volumes primarily as a result of increased customer demand in all regions combined with increased production capacity. Also contributing to the increase in net sales of fresh-cut products was higher per unit sales prices in North America.

◦
Net sales of avocados increased due to higher per unit sales prices in North America principally as a result of higher customer demand and favorable market conditions. Partially offsetting this increase in net sales were lower supplies resulting in reduces sales volumes.

◦
Net sales of pineapples increased due to higher sales volumes in North America, Europe and the Middle East principally as a result of higher production in our Costa Rica and Philippines operations. Partially offsetting these increases were lower per unit sale prices in all of our regions. Worldwide pineapple sales volume increased 23%.

◦	Net sales of non tropical fruit decreased principally due to lower sales volumes of apples and citrus in the Middle East mainly a result of lower demand.

•
Net sales of bananas increased by $2.1 million principally due to higher net sales in North America and Europe, partially offset by lower net sales in the Middle East and Asia. Worldwide banana sales volume increased 3%.

◦	North America banana net sales increased as a result of higher sales volumes and per unit sales prices principally due to increased customer demand.

◦
Europe banana net sales increased due to higher sales volumes and per unit sales prices principally as a result of higher customer demand. Partially offsetting these decreases were unfavorable euro and British pound exchange rates.

◦	Asia banana net sales decreased due to lower per unit sales price principally as a result of higher industry volumes.

◦	Middle East banana net sales decreased due to lower per unit sales price principally due to higher industry volumes, partially offset by higher sales volumes.

•
Net sales in the prepared food segment decreased $14.9 million principally due to lower sales volumes and lower sales prices of canned pineapple and deciduous products along with weak pricing on industrial pineapple products, primarily as a result of high industry supply and lower customer demand. Also contributing to the decrease in net sales in the prepared food segment were lower sales volumes in our Jordanian poultry business.

Cost of Products Sold.  Cost of products sold was $1,023.9 million for the second quarter of 2017 compared with $943.2 million for the second quarter of 2016, an increase of $80.7 million.  The increase was primarily attributable to higher fruit costs for avocados, non-tropical fruit and fresh-cut products. Also contributing to the increase in cost of product sold was a 4% increase in total sales volume.

Gross Profit. Gross profit was $123.2 million for the second quarter of 2017 compared with $145.4 million for the second quarter of 2016, a decrease of $22.2 million.  This decrease was attributable to lower gross profit in all of our business segments.

•
Gross profit in the prepared food segment decreased by $8.9 million principally as a result of lower sales prices and sales volumes on industrial pineapple products combined with lower sales volumes and selling prices of canned pineapple and deciduous products.

•
Gross profit in the banana segment decreased $8.4 million primarily due to lower per unit sales prices in Asia and the Middle East as a result of higher industry supplies and unfavorable exchange rates in Japan, partially offset by higher worldwide sales volume and higher per unit sales prices in North America and Europe. Worldwide banana per unit sales prices decreased 2% and per unit costs remained relatively flat.

•
Gross profit in the other fresh produce segment decreased $4.9 million principally due to lower gross profit on pineapples and fresh-cut products, partially offset by higher gross profit on non-tropical fruit.

◦
Gross profit on pineapples decreased principally due to lower per unit sales prices in North America and Europe primarily as a result of higher sales volumes and unfavorable exchange rates. Worldwide pineapple per unit sales prices decreased 11% and per unit costs decreased 4%.

◦
Gross profit on fresh-cut products decreased principally due to higher fruit and distribution costs in North America. Worldwide fresh-cut products per unit sales prices increased 1% and per unit costs increased 6%.

◦	Gross profit on non-tropical fruit increased principally due to higher per unit sales prices of grapes in North America and Asia combined with lower cost of sales.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $2.6 million from $44.5 million in the second quarter of 2016 to $41.9 million for the second quarter of 2017. The decrease was principally due to lower legal fees and executive compensation expense.

Gain on Disposal of Property, Plant and Equipment, Net. The gain on disposal of property, plant and equipment, net, of $0.1 million during the second quarter of 2017 was related to the sale of surplus equipment. The gain on disposal of property, plant and equipment, net, of $8.9 million during the second quarter of 2016 was principally related to sale of surplus land in Central and South America.

Asset Impairment and Other Charges, Net. Asset impairment and other charges, net, was $1.9 million during the second quarter of 2017 consisting of $0.8 million due to flood damage in our Chile non-tropical fruit operation, $0.6 million in asset impairment related to underutilized assets in Central America in the banana segment and $0.5 million due to floods damage incurred in our Philippines banana operation. During the second quarter of 2016, asset impairments and other charges (credits), net, was a charge of $3.1 million and relates to asset impairment of $2.5 million due to our decision to convert a banana plantation in the Philippines to a pineapple plantation during the next three years and $0.6 million in impairment charges related to underutilized assets in Central America in the banana segment.

Operating Income.  Operating income for the second quarter of 2017 decreased by $27.2 million from $106.7 million in the second quarter of 2016 to $79.5 million for the second quarter of 2017. This decrease was due to lower gross profit and lower gain on disposal of property, plant and equipment, net, partially offset by lower selling, general and administrative expenses and lower asset impairment and other charges,net.

Interest Expense.  Interest expense was $1.6 million for the second quarter of 2017 as compared with $1.3 million for the second quarter of 2016. The increase was due to higher interest rates combined with higher average loan balances.

Other Expense (Income), Net.  Other expense (income), net, was an expense of $0.5 million for the second quarter of 2017 as compared with income of $(0.7) million for the second quarter of 2016. The change in other expense (income), net, of $1.2 million was principally attributable to foreign exchange losses during the second quarter of 2017 as compared with foreign exchange gains during the second quarter of 2016.

Provision for Income Taxes. Provision for income taxes was $7.8 million for the second quarter of 2017 compared to $8.7 million for the second quarter of 2016. The decrease in the provision for income taxes of $0.9 million is primarily due to lower earnings.

First Six Months of 2017 Compared with First Six Months of 2016
Net Sales. Net sales for the first six months of 2017 were $2,179.5 million compared with $2,106.7 million for the first six months of 2016. The increase in net sales of $72.8 million is due to higher net sales in our other fresh produce segment, partially offset by lower net sales in the prepared food and banana business segments.

•
Net sales in the other fresh produce segment increased $96.6 million principally as a result of higher net sales of fresh-cut products, avocados and plantains, partially offset by lower net sales of non-tropical fruit.

◦
Net sales of fresh-cut products increased due to higher worldwide sales volumes primarily as a result of increased customer demand in all regions combined with higher per unit sales prices in North America. Partially offsetting these increases in net sales were lower per unit sales prices in Europe, Asia and the Middle East. Worldwide fresh-cut products sales volume increased 22%.

◦	Net sales of avocados increased due to higher per unit sales prices in North America principally as a result of higher customer demand.

◦	Net sales of plantains increased due to higher customer demand in North America.

•
Net sales in the prepared food segment decreased $12.4 million principally due to lower sales volumes and per unit sale prices of canned deciduous and pineapple products as a result of higher industry supply, unfavorable exchange rates and increased competition. Also contributing to the decrease in net sales were lower sales volumes of beverage products in Europe and the Middle East.

•
Net sales of bananas decreased by $11.4 million principally due to lower sales net sales in Asia, the Middle East and Europe, partially offset by higher net sales in North America. Worldwide banana sales volume increased by 2%.

◦	Asia banana net sales decreased as a result of lower per unit sale prices principally due to high industry supply and increased competition.

◦	Middle East banana net sales decreased principally due to high industry volumes resulting in a reduction of per unit sales prices.

◦	Europe banana net sales decreased due to lower per unit sales price principally due to unfavorable euro and GBP exchange rates and high industry volumes, partially offset by higher sales volumes.

◦	North America banana net sales increased as a result of slightly higher sales volumes and per unit sales prices, principally due to increased customer demand.

Cost of Products Sold. Cost of products sold was $1,957.2 million for the first six months of 2017 compared with $1,820.6 million for the first six months of 2016, an increase of $136.6 million. The increase was primarily attributable to higher fruit costs for avocados, non-tropical fruit and fresh-cut products. Also contributing to the increase in cost of product sold was a 3% increase in total sales volume. Partially offsetting these increases were lower transportation costs, principally for bananas and pineapples.
Gross Profit. Gross profit was $222.3 million for the first six months of 2017 compared with $286.1 million for the first six months of 2016, a decrease of $63.8 million This decrease was attributable to lower gross profit in all of our business segments.

•	Gross profit in the other fresh produce segment decreased $33.5 million principally due to lower gross profit on non-tropical fruit, pineapples and melons.

◦	Gross profit on non-tropical fruit decreased primarily due to lower per unit sales prices of grapes in North America as a result of oversupply during the first three months of this year.

◦
Gross profit on pineapples decreased principally due to lower per unit sales prices in North America and Europe primarily as a result of higher sales volumes and unfavorable exchange rates. Worldwide pineapple per unit sales prices decreased 8% and per unit costs decreased 2%.

◦	Gross profit on melons decreased due to lower per unit selling prices in North America primarily as a result of higher industry volumes combined with higher costs.

•
Gross profit in the banana segment decreased by $22.3 million principally due to lower per unit sales prices in Asia, Europe and the Middle East as a result of higher industry supplies and unfavorable exchange rates, partially offset by higher worldwide sales volume and higher per unit sales prices in North America. Worldwide banana per unit sales prices decreased 3% and per unit cost decreased 1%.

•
Gross profit in the prepared food segment decreased by $8.0 million principally due to lower sales prices and sales volumes on canned pineapple and deciduous products combined with lower pricing on industrial products primarily as a result of industry oversupply and unfavorable exchange rates in Europe.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1.8 million from $91.6 million for the first six months of 2016 to $89.8 million for the first six months of 2017. The decrease was principally due to lower executive compensation and legal expenses.
Gain on Disposal of Property, Plant and Equipment, Net. The gain on disposal of property, plant and equipment, net, was $0.9 million during the first six months of 2017 and consisted primarily of the sales of shipping containers and other surplus equipment. During the first six months of 2016, the gain on disposal of property, plant and equipment of $5.8 million consisted primarily of gains on the sale of surplus land in Central and South America, partially offset by the disposal of low-yielding banana plants in Costa Rica and Guatemala in order to replant and improve productivity.
Asset Impairment and Other Charges, Net. Asset impairment and other charges netted to zero during the first six months of 2017 as compared with $3.1 million during the first six months of 2016.
Asset impairments and other charges (credits), net, for the first six months of 2017 were:

•	$0.8 million related to flood damage in our Philippines banana operation;

•	$0.6 million related to underutilized assets in Central America related to the banana segment;

•	$0.8 million related to flood damage in our Chile non-tropical fruit operation; and

•	a credit of $(2.2) million of insurance proceeds related to previously announced flood damage in our Chilean non-tropical fruit operation.

Asset impairments and other charges, net, for the first six months of 2016 were:

•	$2.5 million due to our decision to convert a banana plantation in the Philippines to a pineapple plantation during the next three years; and

•	$0.6 million related to underutilized assets in Central America related to the banana segment.

Operating Income. Operating income decreased by $63.8 million from $197.2 million in the first six months of 2016 to $133.4 million for the first six months of 2017. The decrease in operating income was due to lower gross profit and a lower gain on disposal of property, plant and equipment, partially offset by lower selling, general and administrative expenses and lower asset impairment and other charges, net.
Interest Expense. Interest expense increased by $0.8 million from $2.2 million for the first six months of 2016 to $3.0 million for the first six months of 2017 principally due to higher interest rates combined with higher average debt balances.
Other expense (Income), Net. Other expense (income), net, was expense of $0.6 million for the first six months of 2017 as compared with income of $(3.3) million for the first six months of 2016. The change in other expense (income), net, of $3.9 million is principally attributable to foreign exchange losses during the first six months of 2017 as compared with foreign exchange income during the first six months of 2016.

Provision for Income Taxes. Provision for income taxes was $14.7 million for the first six months of 2017 as compared with $19.8 million for the first six months of 2016. The decrease in the provision for income taxes of $5.1 million is primarily due to lower earnings.
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

Item 4.        Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

See Note 12, “Commitments and Contingencies”, to the Consolidated Financial Statements, Part I, Item 1 included herein.

Item 1A.        Risk Factors

“Item 1A. Risk Factors” of our Form 10-K for the year ended December 30, 2016 includes a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K. Except as presented below, there have been no material changes from the risk factors described in our Form 10-K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our purchases of ordinary shares during the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
April 1, 2017 through April 30, 2017	—	$—	—	$—
May 1, 2017 through May 31, 2017	1,007,600	$53.66	1,007,600	$130,055,160
June 1, 2017 through June 30, 2017	—	$—	—	$—
Total	1,007,600	$53.66	1,007,600	$130,055,160

(1)	For the quarter ended June 30, 2017, we purchased and retired 1,007,600 of our ordinary shares.

(2)	On July 29, 2015, our Board of Directors approved a three-year stock repurchase program of up to $300 million of our ordinary shares.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 6.        Exhibits

10.1*
Fresh Del Monte Produce Inc. Performance Incentive Plan for Senior Executives, Effective May 5, 2010 (As Amended May 3, 2017) (incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 3, 2017).

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

***
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2017 and December 30, 2016, (ii) Consolidated Statements of Income for the quarters and six months ended June 30, 2017 and July 1, 2016, (iii) Consolidated Statements of Comprehensive Income for the quarters and six months ended June 30, 2017 and July 1, 2016, (iv) Consolidated Statement of Cash Flows for the six months ended June 30, 2017 and July 1, 2016 and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fresh Del Monte Produce Inc.

Date:	August 1, 2017	By:	/s/ Youssef Zakharia
Youssef Zakharia
President & Chief Operating Officer

		By:	/s/ Richard Contreras
Richard Contreras
Senior Vice President & Chief Financial Officer