Form 10-Q
period 2017-09-29
FRESH DEL MONTE PRODUCE INC
filed 2017-10-31
CIK 1047340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
———————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2017
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

As of October 20, 2017, there were 49,736,911 ordinary shares of Fresh Del Monte Produce Inc. issued and outstanding.

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

PART I: FINANCIAL INFORMATION

Item 1.        Financial Statements

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)
(U.S. dollars in millions, except share and per share data)

	September 29, 2017	December 30, 2016
Assets
Current assets:
Cash and cash equivalents	$29.9	$20.1
Trade accounts receivable, net of allowance of $16.3 and $11.3, respectively	341.7	349.2
Other accounts receivable, net of allowance of $8.2 and $7.8, respectively	65.3	63.0
Inventories, net	507.5	493.2
Prepaid expenses and other current assets	32.5	35.6
Total current assets	976.9	961.1

Investments in and advances to unconsolidated companies	1.9	2.0
Property, plant and equipment, net	1,322.1	1,272.0
Deferred income taxes	60.3	66.2
Goodwill	261.7	260.9
Other noncurrent assets	97.6	91.1
Total assets	$2,720.5	$2,653.3
Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued expenses	$352.9	$360.5
Current portion of long-term debt and capital lease obligations	0.5	0.6
Income taxes and other taxes payable	16.2	8.0
Total current liabilities	369.6	369.1

Long-term debt and capital lease obligations	279.8	231.7
Retirement benefits	97.0	93.6
Other noncurrent liabilities	41.8	50.8
Deferred income taxes	89.0	91.7
Total liabilities	877.2	836.9
Commitments and contingencies
Shareholders' equity:
Preferred shares, $0.01 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.01 par value; 200,000,000 shares authorized; 49,736,911 and 51,256,906 issued and outstanding, respectively	0.5	0.5
Paid-in capital	532.5	549.7
Retained earnings	1,321.5	1,285.8
Accumulated other comprehensive loss	(35.4)	(44.2)
Total Fresh Del Monte Produce Inc. shareholders' equity	1,819.1	1,791.8
Noncontrolling interests	24.2	24.6
Total shareholders' equity	1,843.3	1,816.4
Total liabilities and shareholders' equity	$2,720.5	$2,653.3

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(U.S. dollars in millions, except share and per share data)

	Quarter ended		Nine months ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Net sales	$952.7	$950.2	$3,132.2	$3,056.9
Cost of products sold	894.4	831.4	2,851.6	2,652.0
Gross profit	58.3	118.8	280.6	404.9
Selling, general and administrative expenses	41.2	49.0	131.0	140.6
Gain (loss) on disposal of property, plant and equipment, net	0.3	(0.7)	1.2	5.1
Asset impairment and other charges, net	0.7	25.0	0.7	28.1
Operating income	16.7	44.1	150.1	241.3
Interest expense	1.4	0.5	4.4	2.7
Interest income	(0.4)	(0.2)	(0.7)	(0.6)
Other expense (income), net	1.0	2.0	1.6	(1.3)
Income before income taxes	14.7	41.8	144.8	240.5
Provision for income taxes	4.2	5.6	18.9	25.4
Net income	$10.5	$36.2	$125.9	$215.1
Less: Net income (loss) attributable to noncontrolling interests	(1.0)	1.0	(1.2)	2.0
Net income attributable to Fresh Del Monte Produce Inc.	$11.5	$35.2	$127.1	$213.1
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Basic	$0.23	$0.68	$2.51	$4.14
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Diluted	$0.23	$0.68	$2.49	$4.11
Dividends declared per ordinary share	$0.150	$0.150	$0.450	$0.400
Weighted average number of ordinary shares:
Basic	49,976,752	51,497,691	50,589,103	51,430,234
Diluted	50,254,453	51,993,293	50,951,643	51,910,068

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(U.S. dollars in millions)

	Quarter ended		Nine months ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Net income	$10.5	$36.2	$125.9	$215.1
Other comprehensive income:
Net unrealized loss on derivatives	(0.3)	(1.8)	(6.7)	(11.4)
Net unrealized foreign currency translation gain	3.9	0.9	15.1	2.1
Net change in retirement benefit adjustment, net of tax	0.2	0.1	0.4	0.3
Comprehensive income	$14.3	$35.4	$134.7	$206.1
Less: comprehensive (loss) gain attributable to noncontrolling interests	(1.0)	1.0	(1.2)	2.4
Comprehensive income attributable to Fresh Del Monte Produce Inc.	$15.3	$34.4	$135.9	$203.7

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(U.S. dollars in millions)

	Nine months ended
	September 29, 2017	September 30, 2016
Operating activities:
Net income	$125.9	$215.1
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	60.2	57.6
Amortization of debt issuance costs	0.3	0.3
Stock-based compensation expense	9.4	22.8
Asset impairment, net	2.2	8.5
Change in uncertain tax positions	0.2	(0.5)
Gain on disposal of property, plant and equipment	(1.2)	(5.1)
Equity loss of unconsolidated companies	0.1	—
Deferred income taxes	2.1	(6.1)
Foreign currency translation adjustment	7.4	(1.1)
Changes in operating assets and liabilities:
Receivables	6.8	12.2
Inventories	(16.0)	15.5
Prepaid expenses and other current assets	(1.6)	4.8
Accounts payable and accrued expenses	(2.8)	19.0
Other noncurrent assets and liabilities	(8.8)	(1.9)
Net cash provided by operating activities	184.2	341.1
Investing activities:
Capital expenditures	(102.8)	(98.4)
Proceeds from sales of property, plant and equipment	4.0	11.0
Purchase of a business	—	(7.1)
Net cash used in investing activities	(98.8)	(94.5)
Financing activities:
Proceeds from long-term debt	567.3	359.1
Payments on long-term debt	(515.6)	(477.9)
Purchase of noncontrolling interest	—	(45.0)
Distributions to noncontrolling interests, net	(4.0)	(0.5)
Proceeds from stock options exercised	1.4	10.7
Stock-based awards settled in cash for taxes	(5.6)	(4.9)
Dividends paid	(22.7)	(20.5)
Repurchase and retirement of ordinary shares	(96.3)	(68.7)
Net cash used in financing activities	(75.5)	(247.7)
Effect of exchange rate changes on cash	(0.1)	(0.6)
Net increase (decrease) in cash and cash equivalents	9.8	(1.7)
Cash and cash equivalents, beginning	20.1	24.9
Cash and cash equivalents, ending	$29.9	$23.2
Supplemental cash flow information:
Cash paid for interest	$3.8	$2.3
Cash paid for income taxes	$8.1	$9.7
Non-cash financing and investing activities:
Purchase of assets under capital lease obligations	$—	$0.1
Retirement of ordinary shares	$96.3	$66.9
Dividends on restricted stock units	$(0.7)	$(0.5)

 See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  General

Reference in this Report to "Fresh Del Monte", “we”, “our” and “us” and the “Company” refer to Fresh Del Monte Produce Inc. and its subsidiaries, unless the context indicates otherwise.

We were incorporated under the laws of the Cayman Islands in 1996 and are engaged primarily in the worldwide production, transportation and marketing of fresh produce. We source our products, which include bananas, pineapples, melons and non-tropical fruit (including grapes, apples, pears, peaches, plums, nectarines, citrus, kiwis and blueberries) avocados and tomatoes, primarily from Central America, South America, Africa and the Philippines. We also source products from North America, Europe and the Middle East and distribute our products in North America, Europe, Middle East, Asia, South America and Africa. Products are sourced from our company-owned farms, through joint venture arrangements and through supply contracts with independent growers. We have the exclusive right to use the DEL MONTE® brand for fresh fruit, fresh vegetables and other fresh and fresh-cut produce and certain other specified products on a royalty-free basis under a worldwide perpetual, exclusive, royalty-free license from Del Monte Foods, Inc., an unaffiliated company that owns almost all DEL MONTE® trademark registrations. We are also a producer, marketer and distributor of prepared fruit and vegetables, juices and snacks and also hold a perpetual, exclusive, royalty-free license to use the DEL MONTE® brand for all other foods and beverages throughout Europe, Africa, the Middle East and countries formerly part of the Soviet Union.  We also hold a perpetual, exclusive, royalty-free license to use the DEL MONTE® brand for substantially all refrigerated value-added food products in the United States, South America, the Philippines, Myanmar and the Indian subcontinent.  Del Monte Foods, Inc. and several other unaffiliated companies manufacture, distribute and sell under the DEL MONTE® brand canned or processed fruit, vegetables and other produce, as well as dried fruit, snacks and other products in certain geographic regions. We have entered into several joint ventures with Del Monte Foods, Inc. to jointly; (a) produce, market and sell prepared, chilled/refrigerated (i) juices , (ii) cut-fruit and (iii) avocado/guacamole products produced using high pressure technology; and (b) develop “DEL MONTE” branded restaurants, cafes and other retail outlets.

The accompanying unaudited Consolidated Financial Statements for the quarter and nine months ended September 29, 2017 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for fair presentation have been included. Operating results for the quarter and nine months ended September 29, 2017 are subject to significant seasonal variations and are not necessarily indicative of the results that may be expected for the year ending December 29, 2017. For further information, refer to the Consolidated Financial Statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 30, 2016.

We are required to evaluate events occurring after September 29, 2017 for recognition and disclosure in the unaudited Consolidated Financial Statements for the quarter and nine months ended September 29, 2017. Events are evaluated based on whether they represent information existing as of September 29, 2017, which require recognition in the unaudited Consolidated Financial Statements, or new events occurring after September 29, 2017, which do not require recognition but require disclosure if the event is significant to the unaudited Consolidated Financial Statements. We evaluated events occurring subsequent to September 29, 2017 through the date of issuance of these unaudited Consolidated Financial Statements.

2. Recently Issued Accounting Pronouncements

New Accounting Pronouncements Adopted

In March 2016, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU"), Improvements to Employee Share-Based Payment Accounting, which simplified several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The new standard requires excess tax benefits or deficiencies for share-based payments to be recognized as income tax benefit or expense, rather than within additional paid-in capital, when the awards vest or are settled. Furthermore, cash flows related to excess tax benefits are required to be classified as operating activities in the statement of cash flows rather than financing activities. We have elected to adopt the cash flow presentation of excess tax benefits retrospectively and have adjusted our Consolidated Statement of Cash Flows by $2.6 million for the nine months ended September 30, 2016. We adopted these amendments effective December 31, 2016, the first day of our fiscal 2017 year.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

2. Recently Issued Accounting Pronouncements (continued)

We have elected to account for forfeitures of stock-based awards as they occur and have adopted on a modified retrospective basis. As such, we recorded a cumulative effect adjustment of $0.2 million (pre-tax) to reduce retained earnings and increase additional paid-in capital as of December 31, 2016, the first day of our fiscal 2017 year.

The new standard also requires the presentation of cash paid to taxing authorities at settlement arising from the withholding of shares from employees be classified as a financing activity on the statement of cash flows. We adopted these amendments, effective December 31, 2016, the first day of our fiscal 2017 year, on a retrospective basis and included $4.9 million related to stock-based awards settled in cash for taxes in financing activities in our Consolidated Statements of Cash Flows for the nine months ended September 30, 2016.

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

New Accounting Pronouncements Not Yet Adopted

In August 2017, the FASB issued an ASU, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedge Activities. This ASU amends hedge accounting to enable entities to better portray their risk management activities in the financial statements, expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness, such as eliminating the requirement to separately measure and report hedge ineffectiveness. Early adoption is permitted. This ASU is effective for us at the beginning of our 2019 fiscal year. We are evaluating the impact of adoption of this ASU on our financial condition, results of operations and cash flows, and, as such, we are not able to estimate the effect the adoption of the new standard will have on our financial statements.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

2. Recently Issued Accounting Pronouncements (continued)

In January 2017, the FASB issued an ASU, Simplifying the Test for Goodwill Impairment, which removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step two of the goodwill impairment test. The ASU permits an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This ASU will be effective for us beginning the first day of our 2020 fiscal year. Early adoption is permitted. We are evaluating whether to early adopt. After adoption, we do not expect this ASU to have an impact until a valid transaction takes place.

In October 2016, the FASB issued an ASU, Intra-Entity Transfers of Assets Other Than Inventory, which will require companies to recognize the income tax effects of intra-entity sales and transfers of assets other than inventory, particularly those asset transfers involving intellectual property, in the period in which the transfer occurs. The ASU will be effective for us beginning the first day of our 2018 fiscal year. This guidance requires modified retrospective adoption. We are evaluating the impact of adoption of this ASU on our financial condition, results of operations and cash flows, and, as such, we are not able to estimate the effect the adoption of the new standard will have on our financial statements.

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

In June 2016, the FASB issued an ASU, Financial Instruments - Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held. Entities will be required to use a new forward-looking “expected loss” model that results in the earlier recognition of allowances for losses on trade and other receivables. Additionally, entities will need to disclose significantly more information about credit quality by year of origination for most financing receivables. This ASU will be effective for us beginning the first day of our 2020 fiscal year. Early adoption is permitted beginning the first day of our 2019 fiscal year. We are evaluating the impact of adoption of this ASU on our financial condition, results of operations and cash flows, and, as such, we are not able to estimate the effect the adoption of the new standard will have on our financial statements.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

2. Recently Issued Accounting Pronouncements (continued)

In May 2014, the FASB issued an ASU, Revenue from Contracts with Customers, and has subsequently issued several supplemental and/or clarifying ASUs (collectively, "ASC 606"), which prescribes a comprehensive new revenue recognition standard that will supersede existing revenue guidance. The core principle is that a company will recognize revenue when it transfers promised goods or services to customers for an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard outlines a five-step model, whereby revenue is recognized as performance obligations within a contract are satisfied. The standard also requires new, expanded disclosures regarding revenue recognition. ASC 606 will be effective for us beginning the first day of our 2018 fiscal year. Early adoption is permitted. We have made substantial progress in our implementation analysis including contract review under the ASC 606 framework and identification of revenue streams. Our analysis includes reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under this new standard. The Company has reviewed a sample of contracts with its customers that the Company believes is representative of its revenue streams and will continue to review additional contracts with its customers. ASC 606 requires increased disclosure which in turn is expected to require certain new processes. While we have made substantial progress, the impact of adoption of ASC 606 on our financial condition, results of operations, cash flows and disclosures, is ongoing, and, as such, we are not able to reasonably estimate the effect that the adoption of the new standard will have, if any. The standard permits the use of either the retrospective or modified retrospective transition method. We will adopt the new standard using the modified retrospective transition method, under which the cumulative effect of initially applying the new guidance is recognized as an adjustment to the opening balance of retained earnings on the first day of our 2018 fiscal year.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

3.  Asset Impairment and Other Charges, Net

The following represents a summary of asset impairment and other charges, net recorded during the quarters and nine months ended September 29, 2017 and September 30, 2016 (U.S. dollars in millions):

	Quarter ended			Nine months ended
	September 29, 2017			September 29, 2017
	Long-lived and other asset impairment	Other charges/(credits)	Total	Long-lived and other asset impairment	Other charges/(credits)	Total
Banana segment:
Chile floods clean up costs	$—	$0.7	$0.7	$—	$0.7	$0.7
Philippines floods	—	—	—	0.8	—	0.8
Underutilized assets in Central America	—	—	—	0.6	—	0.6
Chile floods	—	—	—	0.8	—	0.8
Other fresh produce segment:
Chile insurance proceeds on floods	—	—	—	—	(2.2)	(2.2)
Total asset impairment and other charges (credits), net	$—	$0.7	$0.7	$2.2	$(1.5)	$0.7

	Quarter ended			Nine months ended
	September 30, 2016			September 30, 2016
	Long-lived and other asset impairment	Exit activity and other charges	Total	Long-lived and other asset impairment	Exit activity and other charges	Total
Banana segment:
United Kingdom contract termination cost	$—	$0.7	$0.7	$—	$0.7	$0.7
Brazil exit activities due to drought conditions	2.2	0.2	2.4	2.2	0.2	2.4
Philippines plantation conversion to pineapple	—	—	—	2.5	—	2.5
Underutilized assets in Central America	0.6	—	0.6	1.2	—	1.2
Prepared food segment:
Poultry goodwill impairment due to underperformance	2.6	—	2.6	2.6	—	2.6
Other:
President/COO transition	—	18.7	18.7	—	18.7	18.7
Total asset impairment and other charges (credits), net	$5.4	$19.6	$25.0	$8.5	$19.6	$28.1

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

3.  Asset Impairment and Other Charges, Net (continued)

Exit Activity and Other Reserves

Exit activity and other reserve balances are recorded in the Consolidated Balance Sheets in accounts payable and accrued expenses for the current portion and in other noncurrent liabilities for the noncurrent portion. The following is a rollforward of 2017 exit activity and other reserves (U.S. dollars in millions):

	Exit activity and other reserve balance at December 30, 2016	Cash paid	Foreign exchange impact	Exit activity and other reserve balance at September 29, 2017
Contract termination and other exit activity charges	$1.0	$(0.4)	$(0.1)	$0.5
	$1.0	$(0.4)	$(0.1)	$0.5

The exit activity and other reserve balance at September 29, 2017 includes $0.5 million related to contract termination costs for an underutilized facility in the United Kingdom which relates to previous periods. We do not expect additional charges related to the exit activities mentioned above that would significantly impact our results of operations or financial condition.

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

5.  Noncontrolling Interests

The following table reconciles shareholders’ equity attributable to noncontrolling interests (U.S. dollars in millions):

	Nine months ended
	September 29, 2017	September 30, 2016
Noncontrolling interests, beginning	$24.6	$42.9
Purchase of noncontrolling interest (1)	—	(19.5)
Net (loss) income attributable to noncontrolling interests	(1.2)	2.0
Translation adjustments	—	0.3
Retirement benefit adjustment	—	(0.1)
Capital contributions from noncontrolling interests, net of dividends	0.8	0.3
Noncontrolling interests, ending	$24.2	$25.9

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

7. Income Taxes

In connection with a current examination of the tax returns in two foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing of approximately $127.5 million (including interest and penalties) for tax years 2012 through 2015.  We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities as the Company believes that the proposed adjustments are without technical merit.  The Company will continue to vigorously contest the adjustments and expects to exhaust all administrative and judicial remedies necessary to resolve the matters, which could be a lengthy process.   The Company regularly assesses the likelihood of adverse outcomes resulting from examinations such as these to determine the adequacy of its tax reserves. Accordingly, the Company has not accrued any additional amounts based upon the proposed adjustments.  There can be no assurance that these matters will be resolved in our favor, and an adverse outcome of either matter, or any future tax examinations involving similar assertions, could have a material effect on our results of operations and financial condition.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

8.  Financing Receivables (continued)

The following table details financing receivables including the related allowance for advances to independent growers and suppliers including their credit risk profile (U.S. dollars in millions):

	September 29, 2017		December 30, 2016
	Short-term	Long-term	Short-term	Long-term
Gross advances to independent growers and suppliers	$37.3	$1.6	$35.8	$0.2
Allowance for advances to independent growers and suppliers (past due)	(2.9)	(0.1)	(1.5)	—
Net advances to independent growers and suppliers	$34.4	$1.5	$34.3	$0.2

The short-term and long-term portions of the financing receivables included above are classified in the Consolidated Balance Sheets in other accounts receivable and other noncurrent assets.

The allowance for advances to independent growers and suppliers and the related financing receivables for the quarters and nine months ended September 29, 2017 and September 30, 2016 were as follows (U.S. dollars in millions):

	Quarter ended		Nine months ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Allowance for advances to independent growers and suppliers:
Balance, beginning of period	$2.6	$1.6	$1.5	$2.1
Provision for uncollectible amounts	0.4	—	1.5	—
Deductions to allowance related to write-offs	—	(0.1)	—	(0.6)
Balance, end of period	$3.0	$1.5	$3.0	$1.5

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

Stock-based compensation expense related to stock options, restricted stock awards ("RSAs"), restricted stock units ("RSUs") and performance stock units ("PSUs") is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Income and is comprised as follows (U.S. dollars in millions):

	Quarter ended		Nine months ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Stock options	$0.1	$0.8	$0.4	$2.1
RSUs/PSUs	2.8	14.0	8.1	19.7
RSAs	—	—	0.9	0.9
Total	$2.9	$14.8	$9.4	$22.7

We received proceeds from the exercise of stock-based options of $1.4 million for the nine months ended September 29, 2017 and $10.7 million for the nine months ended September 30, 2016. During the quarter and nine months ended September 30, 2016, stock-based compensation expense of $8.9 million related to the President/COO's transition is included in asset impairment and other charges, net. There were no President/COO stock compensation transition expenses in the current fiscal year.

Stock Option Awards

Under the 2014 Plan and prior plans, 20% of the granted options vest immediately, and the remaining granted options vest in equal installments over the next four years. Options under the 2014 Plan and prior plans may be exercised over a period not in excess of 10 years from the date of the grant. Prior plan provisions are still applicable to outstanding options and awards under those plans. There were no stock option grants for the nine months ended September 29, 2017 or September 30, 2016.

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

For RSAs awarded under the 2014 Plan, 50% of each award of our restricted stock vested on the date it was granted. The remaining 50% of each award vests upon the six-month anniversary of the date on which the recipient ceases to serve as a member of our Board of Directors. Restricted stock awarded during the nine months ended September 29, 2017 and September 30, 2016 allows directors to retain all of their awards once they cease to serve as a member of our Board of Directors and is considered a nonsubstantive service condition in accordance with the guidance provided by the ASC on “Compensation – Stock Compensation”.  Accordingly, we recognize compensation cost immediately for restricted stock awards granted to non-management members of the Board of Directors.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

9.  Stock-Based Compensation (continued)

The following table lists RSAs awarded under the 2014 plan for the nine months ended September 29, 2017 and September 30, 2016:

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

The following table lists the various RSUs and PSUs awarded under the 2014 Plan for the nine months ended September 29, 2017 and September 30, 2016 (U.S. dollars in millions, except share and per share data):

Date of award		Type of award	Units awarded	Price per share
August 2, 2017		RSU	48,700	$49.75
February 22, 2017		PSU	100,000	56.52
February 22, 2017		RSU	50,000	56.52
September 2, 2016	(1)	RSU	50,000	58.94
August 3, 2016		RSU	226,500	59.83
February 24, 2016		PSU	140,000	38.99
February 24, 2016		RSU	50,000	38.99
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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

10.  Inventories

Inventories consisted of the following (U.S. dollars in millions):

	September 29, 2017	December 30, 2016
Finished goods	$195.4	$199.4
Raw materials and packaging supplies	155.4	134.0
Growing crops	156.7	159.8
Total inventories	$507.5	$493.2

11.  Long-Term Debt and Capital Lease Obligations

The following is a summary of long-term debt and capital lease obligations (U.S. dollars in millions):

	September 29, 2017	December 30, 2016
Senior unsecured revolving credit facility (see Credit Facility below)	$279.0	$230.5
Capital lease obligations	1.3	1.8
Total long-term debt and capital lease obligations	280.3	232.3
Less: Current portion	(0.5)	(0.6)
Long-term debt and capital lease obligations	$279.8	$231.7

Credit Facility

On April 16, 2015, we entered into a five-year $800 million syndicated senior unsecured revolving credit facility maturing on April 15, 2020 (the "Credit Facility") with Bank of America, N.A. as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Inc. as sole lead arranger and sole book manager. Borrowings under the Credit Facility bear interest at a spread over LIBOR that varies with our leverage ratio. The Credit Facility also includes a swing line facility and a letter of credit facility. Debt issuance costs of $0.9 million are included in other noncurrent assets on our Consolidated Balance Sheets.

We have a renewable 364-day, $25.0 million commercial and stand-by letter of credit facility with Rabobank Nederland.

The following is a summary of the material terms of the Credit Facility and other working capital facilities at September 29, 2017 (U.S. dollars in millions):

	Term	Maturity date	Interest rate	Borrowing limit	Available borrowings
Bank of America credit facility	5 years	April 15, 2020	2.24%	$800.0	$521.0
Rabobank letter of credit facility	364 days	June 21, 2018	Varies	25.0	15.8
Other working capital facilities	Varies	Varies	Varies	22.2	12.2
				$847.2	$549.0

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

11.  Long-Term Debt and Capital Lease Obligations (continued)

The Credit Facility requires us to comply with financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers. As of September 29, 2017, we were in compliance with all of the covenants contained in the Credit Facility. The Credit Facility is unsecured as long as we maintain a certain leverage ratio and is guaranteed by certain of our subsidiaries. The Credit Facility permits borrowings under the revolving commitment with an interest rate determined based on our leverage ratio and spread over LIBOR. In addition, we pay a fee on unused commitments.

As of September 29, 2017, we applied $9.2 million to the Rabobank Nederland letter of credit facility, in respect of certain contingent obligations and other governmental agency guarantees combined with guarantees for purchases of raw materials and equipment and other trade related letters of credit. We also had $17.1 million in other letters of credit and bank guarantees not included in the Rabobank or Bank of America letter of credit facilities.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

12.  Commitments and Contingencies (continued)

Plaintiffs agreed that judgment be entered in favor of all defendants for the claims still pending in the United States District Court for the District of Delaware on the basis of the summary judgment granted on May 27, 2014 and the district court entered judgment dismissing all plaintiffs’ claims on September 22, 2014. On October 21, 2014, a notice of appeal was filed with the United States Court of Appeals for the Third Circuit expressly limited the appeal to the claims of 57 (out of the more than 2,600) plaintiffs who had not previously filed claims in Louisiana. On August 11, 2015, a panel of the Court of Appeals affirmed the dismissal of the claims of these plaintiffs. Plaintiffs filed a Motion for Rehearing en Banc with the Third Circuit, which was granted on September 22, 2015. On September 2, 2016, the Third Circuit en banc reversed the District Court’s dismissal on first-filed doctrine grounds of the claims of approximately 229 of the plaintiffs and remanded the case back to the District Court for further proceedings. The United States Court of Appeals for the Third Circuit has canceled the hearing previously scheduled for March 9, 2017 to hear oral argument in the appeal from the grant of summary judgment to defendants on the statute of limitations issue and has advised the parties that its decision on the appeal, which remains pending, will be issued on the basis of the written pleadings filed by the parties. On June 2, 2017, the Third Circuit issued a Petition for Certification of State Law to the Delaware Supreme Court to resolve the complex procedural question pending on appeal regarding the applicability of the first-filed doctrine for tolling the statute of limitations on class actions claims. The Delaware Supreme Court has accepted certification of the pending question of law and the parties have filed their respective briefs with the court.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

12.  Commitments and Contingencies (continued)

During 2014, as a result of a meeting held with the EPA which resulted in changes to the remediation work being performed, we reduced the liability related to the Kunia well site clean-up by $1.4 million. We increased the liability by $0.4 million during 2016 and reduced the liability by $0.8 million during 2015 due to changes to the remediation work being performed. The estimates are between $13.7 million and $28.7 million. The estimate on which our accrual is based, totals $13.5 million. As of September 29, 2017, there are $13.1 million included in other noncurrent liabilities and $0.4 million included in accounts payable and accrued expenses in the Consolidated Balance Sheets for the Kunia Well Site clean-up, which we expect to expend in the next 12 months. We expect to expend approximately $0.4 million each year in 2017 and 2018, $1.1 million in 2019, $1.0 million in 2020 and $0.9 million in 2021.

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

We intend to vigorously defend ourselves in all of the above matters.

13.  Earnings Per Share

Basic and diluted net income per ordinary share is calculated as follows (U.S. dollars in millions, except share and per share data):

	Quarter ended		Nine months ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Numerator:
Net income attributable to Fresh Del Monte Produce Inc.	$11.5	$35.2	$127.1	$213.1

Denominator:
Weighted average number of ordinary shares - Basic	49,976,752	51,497,691	50,589,103	51,430,234
Effect of dilutive securities - Share based employee options and awards	277,701	495,602	362,540	479,834
Weighted average number of ordinary shares - Diluted	50,254,453	51,993,293	50,951,643	51,910,068

Antidilutive awards (1)	180,917	139,958	180,917	139,958

Net income per ordinary share attributable to Fresh Del Monte Produce Inc.:
Basic	$0.23	$0.68	$2.51	$4.14
Diluted	$0.23	$0.68	$2.49	$4.11

(1)	Certain unvested RSUs are not included in the calculation of net income per ordinary share because the effect would have been antidilutive.

Refer to Note 19, “Shareholders’ Equity”, for disclosures related to the stock repurchase program and retired shares.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

14.  Retirement and Other Employee Benefits

The following table sets forth the net periodic benefit costs of our pension plans and post-retirement plans (U.S. dollars in millions):

	Quarter ended		Nine months ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Service cost	$1.4	$1.3	$4.2	$3.9
Interest cost	1.6	1.7	4.7	4.9
Expected return on assets	(0.8)	(1.0)	(2.5)	(2.8)
Amortization of net actuarial loss	0.3	0.3	0.9	0.9
Net periodic benefit costs	$2.5	$2.3	$7.3	$6.9

We provide certain other retirement benefits to certain employees who are not U.S.-based not included above. Generally, benefits under these programs are based on an employee’s length of service and level of compensation. These programs are immaterial to our consolidated financial statements. The net periodic benefit costs related to other non-U.S.-based plans is $0.6 million for the quarter ended September 29, 2017 and $0.7 million for the quarter ended September 30, 2016. The net periodic benefit costs related to other non-U.S.-based plans is $2.1 million for the nine months ended September 29, 2017 and $1.9 million for the nine months ended September 30, 2016.

15.  Business Segment Data

We are principally engaged in one major line of business, the production, distribution and marketing of bananas, other fresh produce and prepared food. Our products are sold in markets throughout the world with our major producing operations located in North, Central and South America, Europe, Asia and Africa.

Our operations are aggregated into business segments on the basis of our products: bananas, other fresh produce and prepared food. Other fresh produce includes fresh-cut products, pineapples, avocados, non-tropical fruit (including grapes, apples, pears, peaches, plums, nectarines, citrus, kiwis and blueberries), melons, tomatoes, plantains, other fruit and vegetables, a plastic products business and a third-party ocean freight business. Prepared food includes prepared fruit and vegetables, juices, beverages, snacks, poultry and meat products.

We evaluate performance based on several factors, of which net sales and gross profit by product are the primary financial measures (U.S. dollars in millions):

	Quarter ended
	September 29, 2017		September 30, 2016
	Net Sales	Gross Profit	Net Sales	Gross Profit
Banana	$409.2	$5.7	$424.4	$39.6
Other fresh produce	468.0	44.4	433.6	62.0
Prepared food	75.5	8.2	92.2	17.2
Totals	$952.7	$58.3	$950.2	$118.8

	Nine months ended
	September 29, 2017		September 30, 2016
	Net Sales	Gross Profit	Net Sales	Gross Profit
Banana	$1,353.8	$98.8	$1,380.4	$154.9
Other fresh produce	1,542.3	147.8	1,411.3	199.0
Prepared food	236.1	34.0	265.2	51.0
Totals	$3,132.2	$280.6	$3,056.9	$404.9

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

Foreign Currency Hedges

We are exposed to fluctuations in currency exchange rates against the U.S. dollar on our results of operations and financial condition and we mitigate that exposure by entering into foreign currency forward contracts.  Certain of our subsidiaries periodically enter into foreign currency forward contracts in order to hedge portions of forecasted sales or cost of sales denominated in foreign currencies, which generally expire within one year. Our foreign currency hedges were entered into for the purpose of hedging portions of our 2017 and 2018 foreign currency exposure.

The foreign currency forward contracts qualifying as cash flow hedges were designated as single-purpose cash flow hedges of forecasted cash flows.  Based on our formal assessment of hedge effectiveness of our qualifying foreign currency forward contracts, we determined that the impact of hedge ineffectiveness was de minimis for the quarters and nine months ended September 29, 2017 and September 30, 2016.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

16.  Derivative Financial Instruments (continued)

We had the following outstanding foreign currency forward contracts as of September 29, 2017 (in millions):

Foreign currency contracts qualifying as cash flow hedges:	Notional amount
Euro	EUR	89.2
British pound	GBP	4.7
Japanese yen	JPY	738.0
Korean Won	KRW	4,486.0
Philippine peso	PHP	523.0

The following table reflects the fair values of derivative instruments, all of which are designated as Level 2 in the fair value hierarchy, as of September 29, 2017 and December 30, 2016 (U.S. dollars in millions):

Derivatives designated as hedging instruments (1)
	Foreign exchange contracts
Balance Sheet location:	September 29, 2017 (2)	December 30, 2016
Asset derivatives:
Prepaid expenses and other current assets	$0.7	$5.4
Total asset derivatives	$0.7	$5.4

Liability derivatives:
Accounts payable and accrued expenses	$2.0	$—
Total liability derivatives	$2.0	$—

(1) See Note 17, "Fair Value Measurements", for fair value disclosures.
(2) We expect that $1.3 million of the net fair value of hedges recognized as a loss in accumulated other comprehensive income ("AOCI") will be transferred to earnings during the next 12 months, along with the earnings effect of the related forecasted transactions.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

16.  Derivative Financial Instruments (continued)

The following table reflects the effect of derivative instruments on the Consolidated Statements of Income for the quarters and nine months ended September 29, 2017 and September 30, 2016 (U.S. dollars in millions):

Derivatives in effective cash flow hedging relationships	Amount of (loss) gain recognized in other comprehensive income on derivatives (effective portion)		Location of (loss) gain reclassified from AOCI into income (effective portion)	Amount of (loss) gain reclassified from AOCI into income (effective portion)
	Quarter ended			Quarter ended
	September 29, 2017	September 30, 2016		September 29, 2017	September 30, 2016
Foreign exchange contracts	$(0.3)	$(1.5)	Net sales	$(1.5)	$(1.0)
Foreign exchange contracts	—	(0.3)	Cost of products sold	0.1	0.2
Total	$(0.3)	$(1.8)		$(1.4)	$(0.8)

	Nine months ended			Nine months ended
	September 29, 2017	September 30, 2016		September 29, 2017	September 30, 2016
Foreign exchange contracts	$(6.2)	$(11.5)	Net sales	$0.1	$3.6
Foreign exchange contracts	(0.5)	0.1	Cost of products sold	0.4	0.2
Total	$(6.7)	$(11.4)		$0.5	$3.8

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

17.  Fair Value Measurements (continued)

The following table provides a summary of the fair values of assets and liabilities measured on a recurring basis under the ASC on “Fair Value Measurements and Disclosures” (U.S. dollars in millions):

Fair value measurements
Foreign currency forward contracts, net (liability) asset
	September 29, 2017	December 30, 2016
Quoted prices in active markets for identical assets (Level 1)	$—	$—
Significant observable inputs (Level 2)	(1.3)	5.4
Significant unobservable inputs (Level 3)	—	—

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
Refer to Note 11, “Long-Term Debt and Capital Lease Obligations”.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

17.  Fair Value Measurements (continued)

Fair Value of Non-Financial Assets

The Company recorded asset impairment and other charges during the quarter and nine months ended September 29, 2017, that do not fall under the scope of fair value measurement. Refer to Note 3, "Asset Impairment and Other Credits, Net".

The following is a tabular presentation of the non-recurring fair value measurements recorded during the first nine months of 2016, along with the level within the fair value hierarchy in which the fair value measurement in their entirety fall (U.S. dollars in millions):

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

18.  Accumulated Other Comprehensive (Loss) Income

The following table includes the changes in accumulated other comprehensive (loss) income attributable to U.S. by component under the ASC on “Comprehensive Income” (U.S. dollars in millions):

	Changes in accumulated other comprehensive (loss) income by component (1)
	Nine months ended September 29, 2017
	Changes in fair value of effective cash flow hedges	Foreign currency translation adjustment		Retirement benefit adjustment	Total

Balance at December 30, 2016	$5.4	$(25.4)		$(24.2)	$(44.2)
Other comprehensive (loss) income
before reclassifications	(6.2)	15.1	(2)	(0.5)	8.4
Amounts reclassified from accumulated
other comprehensive (loss) income	(0.5)	—		0.9	0.4
Net current period other comprehensive
(loss) income	(6.7)	15.1		0.4	8.8
Balance at September 29, 2017	$(1.3)	$(10.3)		$(23.8)	$(35.4)

	Nine months ended September 30, 2016
Balance at January 1, 2016	$11.9	$(14.8)		$(20.1)	$(23.0)
Other comprehensive (loss) income
before reclassifications	(7.5)	1.5	(2)	(0.6)	(6.6)
Amounts reclassified from accumulated
other comprehensive (loss) income	(3.8)	—		0.9	(2.9)
Net current period other comprehensive
(loss) income	(11.4)	1.7		0.3	(9.4)
Balance at September 30, 2016	$0.6	$(13.3)		$(19.8)	$(32.5)

(1) All amounts are net of tax and noncontrolling interest.
(2) Includes a gain of $5.3 million for the nine months ended September 29, 2017 and a gain of $6.8 million for the nine months ended September 30, 2016 on intra-entity foreign currency transactions that are of a long-term-investment nature; there was less than $0.1 million loss for the nine months ended September 29, 2017 and a gain of $0.3 million for the nine months ended September 30, 2016 related to noncontrolling interest.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

18.  Accumulated Other Comprehensive (Loss) Income (continued)

The following table includes details about amounts reclassified from accumulated other comprehensive (loss) income by component
(U.S. dollars in millions):

	Amount reclassified from accumulated other comprehensive (loss) income
	September 29, 2017		September 30, 2016
Details about accumulated other comprehensive (loss) income components	Quarter ended	Nine months ended	Quarter ended	Nine months ended	Affected line item in the statement where net income is present
Changes in fair value of effective cash flow hedges:
Foreign currency cash flow hedges	$1.5	$(0.1)	$1.0	$(3.6)	Sales
Foreign currency cash flow hedges	(0.1)	(0.4)	(0.2)	(0.2)	Cost of sales
Total	$1.4	$(0.5)	$0.8	$(3.8)

Amortization of retirement benefits:
Actuarial losses	$0.1	$0.3	$0.1	$0.3	Selling, general and administrative expenses
Actuarial losses	0.2	0.6	0.2	0.6	Cost of sales
Total	$0.3	$0.9	$0.3	$0.9

19.  Shareholders’ Equity

Our shareholders have authorized 50,000,000 preferred shares at $0.01 par value, of which none are issued or outstanding at September 29, 2017, and 200,000,000 ordinary shares of common stock at $0.01 par value, of which 49,736,911 are issued and outstanding at September 29, 2017.

Ordinary share activity is summarized as follows:

	Nine months ended
	September 29, 2017	September 30, 2016
Ordinary shares issued (retired) as a result of:
Stock option exercises	51,500	417,153
Restricted stock grants	14,294	22,946
Restricted and performance stock units	248,935	493,644
Ordinary shares repurchased and retired	(1,834,724)	(1,672,535)

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

19.  Shareholders’ Equity (continued)

On July 29, 2015, our Board of Directors approved a three-year stock repurchase program of up to $300 million of our ordinary shares. We have repurchased $194.6 million of ordinary shares, or 5,041,915 ordinary shares, under the aforementioned repurchase programs and retired all the repurchased shares. We have a maximum dollar amount value of $105.4 million of shares that we can purchase under the stock repurchase program approved on July 29, 2015.

No ordinary shares were repurchased, subsequent to the quarter ended September 29, 2017.

Dividend activity is summarized as follows:

Nine months ended
September 29, 2017		September 30, 2016
Dividend Date	Cash Dividend Declared, per Ordinary Share	Dividend Date	Cash Dividend Declared, per Ordinary Share
September 8, 2017	$0.150	September 9, 2016	$0.150
June 2, 2017	$0.150	June 3, 2016	$0.125
March 31, 2017	$0.150	April 1, 2016	$0.125

We paid $22.7 million in dividends in the nine months ended September 29, 2017 and $20.5 million in dividends in the nine months ended September 30, 2016.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are one of the world’s leading vertically integrated producers, marketers and distributors of high-quality fresh and fresh-cut fruit and vegetables, as well as a leading producer and marketer of prepared fruit and vegetables, juices, beverages and snacks in Europe, Africa, the Middle East and countries formerly part of the Soviet Union. We market our products worldwide under the DEL MONTE® brand, a symbol of product innovation, quality, freshness and reliability since 1892. Our global sourcing and logistics system allows us to provide regular delivery of consistently high-quality produce and value-added services to our customers. Our major producing operations are located in North, Central and South America, Asia and Africa. Production operations are aggregated on the basis of our products: bananas, other fresh produce and prepared food.  Other fresh produce includes fresh-cut products, pineapples, avocados, non-tropical fruit (including grapes, apples, pears, peaches, plums, nectarines, citrus, kiwis and blueberries), melons, tomatoes, plantains, other fruit and vegetables, a plastic products business and a third-party ocean freight business. Prepared food includes prepared fruit and vegetables, juices, beverages, snacks, poultry and meat products.

Liquidity and Capital Resources

Net cash provided by operating activities was $184.2 million for the first nine months of 2017 compared with net cash provided by operating activities of $341.1 million for the first nine months of 2016, a decrease of $156.9 million.  The decrease in net cash provided by operating activities was principally attributable to lower net income and higher levels of raw materials and packaging supplies inventory and non-current receivables, partially offset by lower trade accounts receivables.

Working capital was $607.3 million at September 29, 2017 compared with $592.0 million at December 30, 2016, an increase of $15.3 million. This increase in working capital is principally due to higher levels raw materials and packaging supplies inventory, higher cash balances and lower accounts payable and accrued expenses. Partially offsetting these increases were lower balances of trade accounts receivables and higher taxes payable.

Net cash used in investing activities for the first nine months of 2017 was $98.8 million compared with $94.5 million for the first nine months of 2016. Net cash used in investing activities for the first nine months of 2017 consisted of capital expenditures of $102.8 million, partially offset by proceeds from sales of property, plant and equipment of $4.0 million. Capital expenditures for the first nine months of 2017 consisted primarily of expansion and improvements of our distribution and fresh-cut fruit facilities in North America related to the other fresh produce and banana segments; expansion and improvements to our banana operations in the Philippines and Central America; expansion and improvements to our production facilities in the Middle East and Kenya related to the prepared food and other fresh produce segments; and expansion and improvements to production facilities in Costa Rica and Chile in the other fresh produce segment. Proceeds from sale of property, plant and equipment for the first nine months of 2017 consisted primarily of the sale of a refrigerated vessel, surplus shipping equipment and other surplus equipment.

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

Net cash used by financing activities for the first nine months of 2017 was $75.5 million compared with net cash used in financing activities of $247.7 million for the first nine months of 2016. Net cash used by financing activities for the first nine months of 2017 consisted of repurchase and retirement of ordinary shares of $96.3 million, dividends paid of $22.7 million, stock-based awards settled in cash for taxes of $5.6 million and distributions to noncontrolling interest, net, of $4.0 million, partially offset by net repayments on long-term debt of $51.7 million and proceeds from stock options exercised of $1.4 million.

Net cash used in financing activities for the first nine months of 2016 consisted of net repayments on long-term debt of $118.8 million, purchase of noncontrolling interest of $45.0 million, distributions to noncontrolling interest, net, of $0.5 million, stock-based awards settles in cash for taxes of $4.9 million, dividends paid of $20.5 million, and repurchase and retirement of ordinary shares of $68.7 million, partially offset by proceeds from stock options exercised of $10.7 million. Purchase of noncontrolling interest of $45.0 million relates to our purchase on April 28, 2016, of the remaining 60% interest in one of our pineapple producers, which was paid using operating cash flows and available borrowings under the credit facility.

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

At September 29, 2017, we had $279.0 million outstanding under the Credit Facility bearing interest at a per annum rate of 2.24%.  In addition, we pay a fee on unused commitments under the Credit Facility.

The Credit Facility is unsecured as long as we maintain a certain leverage ratio and also requires us to comply with certain financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers. As of September 29, 2017, we were in compliance with all of the financial and other covenants contained in the Credit Facility.

At September 29, 2017, we had $549.0 million available under committed working capital facilities, primarily under the Credit Facility.  At September 29, 2017, we applied $9.2 million to the Rabobank letter of credit facility, in respect of certain contingent obligations and other governmental agencies and purchases of equipment and raw material guarantees and other trade related letters of credit.  We also had $17.1 million in other letters of credit and bank guarantees not included in the Rabobank or Bank of America letter of credit facilities.

As of September 29, 2017, we had $280.3 million of long-term debt and capital lease obligations, including the current portion, consisting of $279.0 million outstanding under the Credit Facility and $1.3 million of capital lease obligations.

Based on our operating plan, combined with our available borrowing capacity under our Credit Facility, we believe we will have sufficient resources to meet our cash obligations in the foreseeable future.

As of September 29, 2017, we had cash and cash equivalents of $29.9 million.

As a result of the closure of distribution centers and restructuring in Europe in previous periods, we paid approximately $0.4 million in contractual obligations during the first nine months of 2017. We expect to make additional payments of approximately $0.5 million.

In connection with a current examination of the tax returns in two foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing of approximately $127.5 million (including interest and penalties) for tax years 2012 through 2015.  We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities as the Company believes that the proposed adjustments are without technical merit.  The Company will continue to vigorously contest the adjustments and expects to exhaust all administrative and judicial remedies necessary to resolve the matters, which could be a lengthy process.  The Company regularly assesses the likelihood of adverse outcomes resulting from examinations such as these to determine the adequacy of its tax reserves.  Accordingly, the Company has not accrued any additional amounts based upon the proposed adjustments.  There can be no assurance that these matters will be resolved in our favor, and an adverse outcome of either matter, or any future tax examinations involving similar assertions, could have a material effect on our results of operations and financial condition.

The fair value of our foreign currency cash flow hedges changed from a net asset of $5.4 million as of December 30, 2016, to a net liability of $1.3 million as of September 29, 2017. We expect that a loss of $1.3 million will be transferred to earnings during the next 12 months, along with the earnings effect of the related forecasted transactions.

On May 29, 2017, the Company executed a contract with the Republic of Panama and will invest a minimum of $100.0 million over a period of seven years, which includes the development of a minimum of 4,000 hectares of leased land suitable for banana production, refurbishment of packing plants, buildings and other banana facilities and preparation of banana infrastructure including land, roads and water systems. The contract is for an initial period of 20 years, and renews automatically for an additional 20 year period. In addition, the contract provides the Company with tax exempt status for certain taxes for 20 years related to this project. The Company may re-apply for the tax exempt status at the expiration of that period. This investment significantly increases our production area and our presence in the banana market. We expect this investment will enable us to continue to capitalize on the growing global demand for fresh produce and to expand our reach into existing and new markets.
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

Results of Operations

The following tables present for each of the periods indicated (i) net sales by geographic region and (ii) net sales and gross profit by product category, and in each case, the percentage of the total represented thereby (U.S. dollars in millions, except percent data):

Net sales by geographic region:

	Quarter ended				Nine months ended
	September 29, 2017		September 30, 2016		September 29, 2017		September 30, 2016
North America	$576.9	61%	$528.0	55%	$1,833.8	59%	$1,694.1	55%
Europe	134.7	14%	156.0	16%	501.9	16%	519.7	17%
Middle East	121.3	13%	139.0	15%	392.0	13%	424.1	14%
Asia	108.3	11%	112.6	12%	360.0	11%	367.7	12%
Other	11.5	1%	14.6	2%	44.5	1%	51.3	2%
Total	$952.7	100%	$950.2	100%	$3,132.2	100%	$3,056.9	100%

Product net sales and gross profit:

	Quarter ended
	September 29, 2017				September 30, 2016
	Net Sales		Gross Profit		Net Sales		Gross Profit
Banana	$409.2	43%	$5.7	10%	$424.4	45%	$39.6	33%
Other fresh produce	468.0	49%	44.4	76%	433.6	46%	62.0	52%
Prepared food	75.5	8%	8.2	14%	92.2	9%	17.2	15%
Totals	$952.7	100%	$58.3	100%	$950.2	100%	$118.8	100%

	Nine months ended
	September 29, 2017				September 30, 2016
	Net Sales		Gross Profit		Net Sales		Gross Profit
Banana	$1,353.8	43%	$98.8	35%	$1,380.4	45%	$154.9	38%
Other fresh produce	1,542.3	49%	147.8	53%	1,411.3	46%	199.0	49%
Prepared food	236.1	8%	34.0	12%	265.2	9%	51.0	13%
Totals	$3,132.2	100%	$280.6	100%	$3,056.9	100%	$404.9	100%

Third Quarter 2017 Compared with Third Quarter of 2016

Net Sales. Net sales for the third quarter of 2017 were $952.7 million compared with $950.2 million for the third quarter of 2016. The increase in net sales of $2.5 million was principally attributable to higher net sales in our other fresh produce business segment, partially offset by lower net sales in our prepared food and banana segments.

•
Net sales of other fresh produce increased $34.4 million, principally as a result of higher net sales of fresh-cut products, avocados and plantains, partially offset by lower net sales of non-tropical fruit, tomatoes and pineapples.

◦
Net sales of fresh-cut products increased due to higher sales volumes in Europe, North America and Asia, primarily as a result of increased customer demand combined with increased production capacity. Also contributing to the increase in net sales of fresh-cut products was higher per unit sales prices in North America and Europe.

◦	Net sales of avocados increased due to higher per unit sales prices and sales volumes in North America principally as a result of higher customer demand and favorable market conditions.

◦	Net sales of plantains increased due to higher customer demand in North America.

◦	Net sales of non-tropical fruit decreased principally due to lower sales volumes and per unit sale prices of apples and citrus in the Middle East.

◦	Net sales of tomatoes decreased primarily due to lower sales volumes in North America primarily as a result of lower customer demand, partially offset by higher per unit sales prices.

◦
Net sales of pineapples decreased principally due to lower sales prices in North America and Europe primarily due to higher industry supplies. Partially offsetting these decreases were higher net sales in Asia mainly as a result of increased production from our Philippines operations. Worldwide pineapple sales volume increased 7%.

•
Net sales in the prepared food segment decreased $16.7 million principally due to lower sales volumes and lower sales prices of canned pineapple and deciduous products along with weak pricing on industrial pineapple products, primarily as a result of high industry supply and lower customer demand.

•
Net sales of bananas decreased by $15.2 million principally due to lower net sales in the Middle East, Asia and Europe, partially offset by higher net sales in North America. Worldwide banana sales volume increased 6%.

◦	Middle East banana net sales decreased due to lower per unit sales price principally due to higher industry volumes, partially offset by higher sales volumes.

◦	Asia banana net sales decreased due to lower per unit sales price principally as a result of higher industry volumes and lower customer demand.

◦	Europe banana net sales decreased due to lower per unit sales prices principally as a result of lower customer demand.

◦	North America banana net sales increased as a result of higher sales volumes and per unit sales prices principally due to increased customer demand.

Cost of Products Sold.  Cost of products sold was $894.4 million for the third quarter of 2017 compared with $831.4 million for the third quarter of 2016, an increase of $63.0 million.  The increase was primarily attributable to higher fruit costs for avocados, non-tropical fruit and fresh-cut products primarily in North America. Also contributing to the increase in cost of product sold was a 3% increase in total sales volume.

Gross Profit. Gross profit was $58.3 million for the third quarter of 2017 compared with $118.8 million for the third quarter of 2016, a decrease of $60.5 million.  This decrease was attributable to lower gross profit in all of our business segments.

•
Gross profit in the banana segment decreased $33.9 million primarily due to lower per unit sales prices in Asia, the Middle East and Europe as a result of higher industry supplies and lower customer demand. Partially offsetting this decrease was higher worldwide sales volume. Worldwide banana per unit sale prices decreased 9% and per unit costs decreased 1%.

•
Gross profit in the other fresh produce segment decreased $17.6 million principally due to lower gross profit on pineapples, fresh-cut products and non-tropical fruit, partially offset by higher gross profit on avocados.

◦
Gross profit on pineapples decreased principally due to lower per unit sales prices in North America and Europe primarily as a result of lower customer demand and higher industry volumes in Europe. Partially offsetting these decreases were higher gross profit in Asia primarily a result of increased sales volumes. Worldwide pineapple per unit sale prices decreased 9% and per unit costs remained relatively flat.

◦
Gross profit on fresh-cut products decreased principally due to higher fruit and distribution costs in North America. Worldwide fresh-cut products per unit sales prices increased 3% and per unit costs increased 11%.

◦	Gross profit on non-tropical fruit decreased principally due to higher per unit fruit costs and lower sales volume for apples combined with lower sales volume for citrus in the Middle East.

•
Gross profit in the prepared food segment decreased by $9.0 million principally due to lower sales prices on industrial pineapple products as a result of excess industry supply combined with lower sales volumes and selling prices of canned pineapple products primarily due to lower demand.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $7.8 million from $49.0 million in the third quarter of 2016 to $41.2 million for the third quarter of 2017. The decrease was principally due to lower executive compensation and legal expenses.

Gain (Loss) on Disposal of Property, Plant and Equipment, Net. The gain (loss) on disposal of property, plant and equipment, net, of $0.3 million during the third quarter of 2017 was primarily related to the sale of surplus shipping equipment and other surplus equipment. The loss on disposal of property, plant and equipment, net, of $(0.7) million during the third quarter of 2016 was principally related to sale of a refrigerated vessel and other surplus equipment.

Asset Impairment and Other Charges, Net. Asset impairment and other charges, net, was $0.7 million during the third quarter of 2017, as compared with $25.0 million during the third quarter of 2016.

Asset impairment and other charges, net, for the third quarter of 2017 related to flood damage in our Chile non-tropical fruit operation.

Asset impairment and other charges, net, for the third quarter of 2016 were:

•	$18.7 million in compensatory expense related to the President/COO's transition comprised of:
◦Cash payments, primarily to be paid during the fourth quarter, of $5.0 million in severance plus $4.0 million in gross up and $0.8 million in accelerated fourth quarter bonus,
◦$3.0 million related to a 50,000 share grant; and
◦$5.9 million of share based payments accelerated due to termination;

•
$2.6 million in goodwill impairment representing 100% of the goodwill associated with the poultry business in Jordan in the prepared food segment. This impairment was due principally to underperformance;

•	$2.4 million related to drought conditions in Brazil and our decision to abandon certain banana growing areas;

•	$0.6 million related to underutilized assets in Central America in the banana segment; and

•	$0.7 million in contract termination charges related to an underutilized facility in the United Kingdom principally related to the banana segment.

Operating Income.  Operating income for the third quarter of 2017 decreased by $27.4 million from $44.1 million in the third quarter of 2016 to $16.7 million for the third quarter of 2017.  This decrease was due to lower gross profit, partially offset by a gain on disposal of property, plant and equipment, lower selling, general and administrative expenses and lower asset impairment and other charges, net.

Interest Expense.  Interest expense was $1.4 million for the third quarter of 2017 as compared with $0.5 million for the third quarter of 2016. The increase was due to higher interest rates combined with higher average loan balances.

Other Expense (Income), Net.  Other expense (income), net, was $1.0 million for the third quarter of 2017 as compared with $2.0 million for the third quarter of 2016. The change in other expense (income), net, of $1.0 million was principally attributable to lower foreign exchange losses during the third quarter of 2017 as compared with the third quarter of 2016.

Provision for Income Taxes. Provision for income taxes was $4.2 million for the third quarter of 2017 compared to $5.6 million for the third quarter of 2016. The decrease in the provision for income taxes of $1.4 million is primarily due to lower earnings.

First Nine Months of 2017 Compared with First Nine Months of 2016
Net Sales. Net sales for the first nine months of 2017 were $3,132.2 million compared with $3,056.9 million for the first nine months of 2016. The increase in net sales of $75.3 million is due to higher net sales in our other fresh produce segment, partially offset by lower net sales in the prepared food business and banana segments.

•
Net sales of other fresh produce increased $131.0 million principally as a result of higher net sales of fresh-cut products, avocados and plantains, partially offset by lower net sales of non-tropical fruit and pineapples.

◦
Net sales of fresh-cut products increased due to higher worldwide sales volumes primarily as a result of increased customer demand in all regions combined with higher per unit sales prices in North America. Partially offsetting these increases in net sales were lower per unit sales prices in Europe, Asia and the Middle East. Worldwide fresh-cut products sales volume increased 19%.

◦	Net sales of avocados increased due to higher per unit sales prices in North America principally as a result of higher customer demand.

◦	Net sales of plantains increased due to higher customer demand in North America.

◦	Net sales of non-tropical fruit decreased principally due to lower sales volumes and per unit sales price of apples and citrus in the Middle East mainly a result of lower demand.

◦
Net sales of pineapples decreased due to lower sales prices in all markets principally due to lower customer demand and higher industry supplies. Partially offsetting these decreases were higher net sales in Asia and Europe as a result of increased production. Worldwide pineapple sales volume increased 7%.

•
Net sales in the prepared food segment decreased $29.1 million principally due to lower sales volumes and per unit sale prices of canned pineapple and deciduous products as a result of lower production and increased competition. Also contributing to the decrease were lower pricing on industrial pineapple products, primarily as a result of high industry supply and lower sales volumes of beverage products in Europe and the Middle East.

•
Net sales of bananas decreased by $26.6 million principally due to lower net sales in Asia, the Middle East and Europe, partially offset by higher net sales in North America. Worldwide banana sales volume increased by 3%.

◦	Asia banana net sales decreased as a result of lower per unit sale prices principally due to high industry supply and increased competition.

◦	Middle East banana net sales decreased principally due to lower per unit sales prices as a result of high industry volumes, partially offset by higher sales volumes.

◦	Europe banana net sales decreased due to lower per unit sales price principally due high industry volumes and unfavorable exchange rates, partially offset by higher sales volumes.

◦	North America banana net sales increased as a result of higher sales volumes and per unit sales prices, principally due to increased customer demand.

Cost of Products Sold. Cost of products sold was $2,851.6 million for the first nine months of 2017 compared with $2,652.0 million for the first nine months of 2016, an increase of $199.6 million. The increase was primarily attributable to higher fruit costs for avocados, non-tropical fruit and fresh-cut products in North America. Also contributing to the increase in cost of product sold was a 3% increase in total sales volume. Partially offsetting these increases were lower transportation costs, principally for bananas and pineapples.
Gross Profit. Gross profit was $280.6 million for the first nine months of 2017 compared with $404.9 million for the first nine months of 2016, a decrease of $124.3 million. This decrease was attributable to lower gross profit in all of our business segments.

•
Gross profit in the banana segment decreased by $56.1 million principally due to lower per unit sales prices in Asia, Europe and the Middle East as a result of higher industry supplies and unfavorable exchange rates, partially offset by higher sales volume in North America, the Middle East and Europe. Worldwide banana per unit sales prices decreased 5% and per unit cost decreased 1%.

•	Gross profit in the other fresh produce segment decreased $51.2 million principally due to lower gross profit on non-tropical fruit, pineapples and fresh-cut products.

◦
Gross profit on non-tropical fruit decreased primarily due to lower per unit sales prices of grapes in North America as a result of oversupply during the first three months of this year and lower sales volumes of apples and citrus in the Middle East.

◦
Gross profit on pineapples decreased principally due to lower per unit sales prices in North America and Europe primarily as a result of higher industry supplies and unfavorable exchange rates. Worldwide pineapple per unit sales prices decreased 8% and per unit costs decreased 1%.

◦
Gross profit on fresh-cut products decreased principally due to higher fruit and distribution costs in North America. Partially offsetting this decrease was higher sales volumes in all of our regions. Worldwide fresh-cut products per unit sales prices increased 2% and per unit costs increased 6%.

•
Gross profit in the prepared food segment decreased by $17.0 million principally due to lower sales prices and sales volumes on canned pineapple and deciduous products combined with lower pricing on industrial products primarily as a result of industry oversupply and unfavorable exchange rates in Europe. Partially offsetting this decrease was higher selling prices in our Jordanian poultry business.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $9.6 million from $140.6 million for the first nine months of 2016 to $131.0 million for the first nine months of 2017. The decrease was principally due to lower executive compensation and legal expenses.
Gain (Loss) on Disposal of Property, Plant and Equipment, Net. The gain (loss) on disposal of property, plant and equipment, net, was $1.2 million during the first nine months of 2017 and consisted primarily of the sales of surplus shipping equipment and other surplus equipment. During the first nine months of 2016, the gain on disposal of property, plant and equipment of $5.1 million consisted primarily of gains on the sale of surplus land in Central and South America, partially offset by the disposal of low-yielding banana plants in Costa Rica and Guatemala in order to replant and improve productivity and a loss on the sale of a refrigerated vessel.
Asset Impairment and Other Charges, Net. Asset impairment and other charges were $0.7 million during the first nine months of 2017 as compared with $28.1 million during the first nine months of 2016.
Asset impairments and other charges (credits), net, for the first nine months of 2017 were:

•	$0.8 million related to flood damage in our Philippines banana operation;

•	$0.6 million related to underutilized assets in Central America related to the banana segment;

•	$0.8 million related to flood damage in our Chile non-tropical fruit operation;

•	a credit of $(2.2) million of insurance proceeds related to previously announced flood damage in our Chilean non-tropical fruit operation; and

•	$0.7 million related to flood damage in our Chile non-tropical fruit operation.

Asset impairments and other charges, net, for the first nine months of 2016 were:

◦	$18.7 million in compensatory expense related to the President/COO's transition comprised of:
◦Cash payments, primarily to be paid during the fourth quarter, of $5.0 million in severance plus $4.0 million in gross up and $0.8 million in accelerated fourth quarter bonus,
◦$3.0 million related to a 50,000 share grant; and
◦$5.9 million of share based payments accelerated due to termination;

•
$2.6 million in goodwill impairment representing 100% of the goodwill associated with the poultry business in Jordan in the prepared food segment. This impairment was due principally to underperformance;

•	$2.4 million related to drought conditions in Brazil and our decision to abandon certain banana growing areas;

•	$0.7 million in contract termination charges related to an underutilized facility in the United Kingdom principally related to the banana segment;

•	$2.5 million due to our decision to convert a banana plantation in the Philippines to a pineapple plantation during the next three years; and

•	$1.2 million related to underutilized assets in Central America related to the banana segment.

Operating Income. Operating income decreased by $91.2 million from $241.3 million in the first nine months of 2016 to $150.1 million for the first nine months of 2017. The decrease in operating income was due to lower gross profit and a lower gain on disposal of property, plant and equipment, partially offset by lower selling, general and administrative expenses and lower asset impairment and other charges, net.
Interest Expense. Interest expense increased by $1.7 million from $2.7 million for the first nine months of 2016 to $4.4 million for the first nine months of 2017 principally due to higher interest rates combined with higher average debt balances.
Other expense (Income), Net. Other expense (income), net, was expense of $1.6 million for the first nine months of 2017 as compared with income of $(1.3) million for the first nine months of 2016. The change in other expense (income), net, of $2.9 million is principally attributable to foreign exchange losses during the first nine months of 2017 as compared with foreign exchange income during the first nine months of 2016.

Provision for Income Taxes. Provision for income taxes was $18.9 million for the first nine months of 2017 as compared with $25.4 million for the first nine months of 2016. The decrease in the provision for income taxes of $6.5 million is primarily due to lower earnings.

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

Item 4.        Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 29, 2017. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the quarter ended September 29, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our purchases of ordinary shares during the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
July 1, 2017 through July 31, 2017	—	$—	—	$—
August 1, 2017 through August 31, 2017	523,824	$47.15	523,824	$105,357,825
September 1, 2017 through September 30, 2017	—	$—	—	$—
Total	523,824	$47.15	523,824	$105,357,825

(1)	For the quarter ended September 29, 2017, we purchased and retired 523,824 of our ordinary shares.

(2)	On July 29, 2015, our Board of Directors approved a three-year stock repurchase program of up to $300 million of our ordinary shares.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 6.        Exhibits

31.1**	Certification of Chief Executive Officer filed pursuant to 17 CFR 240.13a-14(a).

31.2**	Certification of Chief Financial Officer filed pursuant to 17 CFR 240.13a-14(a).

32**	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 17 CFR 240.13a-14(b) and 18 U.S.C. Section 1350.

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.
_____________________

*	Management contract or compensatory plan or arrangement.

**	Filed herewith.

***
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 29, 2017 and December 30, 2016, (ii) Consolidated Statements of Income for the quarters and nine months ended September 29, 2017 and September 30, 2016, (iii) Consolidated Statements of Comprehensive Income for the quarters and nine months ended September 29, 2017 and September 30, 2016, (iv) Consolidated Statement of Cash Flows for the nine months ended September 29, 2017 and September 30, 2016 and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fresh Del Monte Produce Inc.

Date:	October 31, 2017	By:	/s/ Youssef Zakharia
Youssef Zakharia
President & Chief Operating Officer

		By:	/s/ Richard Contreras
Richard Contreras
Senior Vice President & Chief Financial Officer