Form 10-K
period 2017-12-29
FRESH DEL MONTE PRODUCE INC
filed 2018-02-20
CIK 1047340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2017

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☒	☐	☐	☐	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

 Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐ No   ☒

The aggregate market value of Ordinary Shares held by non-affiliates at June 30, 2017, the last business day of the registrant’s most recently completed second quarter, was $1,610,070,038 based on the number of shares held by non-affiliates of the registrant and the reported closing price of Ordinary Shares on June 30, 2017 of $50.91.

As of February 9, 2018, there were 48,790,890 ordinary shares of Fresh Del Monte Produce Inc. issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the 2018 Annual General Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year are incorporated by reference in Part III of this report.

Forward-Looking Statements

     In this Annual Report (the “Report”), references to “$” and “dollars” are to United States dollars. References in this Report to "Fresh Del Monte," “we,” “our” and “us” refer to Fresh Del Monte Produce Inc. and its subsidiaries, unless the context indicates otherwise. Percentages and certain amounts contained herein have been rounded for ease of presentation. Any discrepancies in any table between totals and the sums of amounts listed are due to rounding. As used herein, references to our results for 2013, 2014, 2015, 2016 and 2017 or for the years ended 2013, 2014, 2015, 2016 and 2017 are to fiscal years ended December 27, 2013, December 26, 2014, January 1, 2016, December 30, 2016 and December 29, 2017, respectively.

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

History and Development of Fresh Del Monte

Our legal name is Fresh Del Monte Produce Inc., and our commercial name is Del Monte Fresh Produce. We are an exempted holding company, incorporated under the laws of the Cayman Islands on August 29, 1996. At December 29, 2017, the close of our most recent fiscal year, members of the Abu-Ghazaleh family directly owned approximately 37.7% of our outstanding Ordinary Shares.

Our principal executive office is located at 190 Elgin Avenue, George Town, Grand Cayman, KY1-9005, Cayman Islands. The address of our U.S. executive office is Del Monte Fresh Produce Company, 241 Sevilla Avenue, Coral Gables, Florida 33134. Our telephone number at our U.S. executive office is (305) 520-8400. Our Internet address is http://www.freshdelmonte.com. The electronic version of this Annual Report on Form 10-K, along with other information about us, our operations and our results and other documents filed with the Securities and Exchange Commission (“SEC”) can be found on our Website. Information on our Website is not a part of this Report on Form 10-K.

Our global business, conducted through our subsidiaries, is primarily the worldwide sourcing, transportation and marketing of fresh and fresh-cut produce together with prepared food products in Europe, North America, Africa and the Middle East. We source our fresh produce products (bananas, pineapples, melons, tomatoes, grapes, apples, pears, peaches, plums, nectarines, cherries, citrus, avocados, kiwis, blueberries and strawberries) primarily from Central and South America, Africa, the Philippines, North America and Europe.  We can also produce, market and distribute certain prepared food products in North America based on our recently announced agreement with Del Monte Pacific Limited and its subsidiary Del Monte Foods, Inc.("Del Monte Pacific"). We source our prepared food products primarily from Africa, Europe and the Middle East.  Our products are sourced from company-owned operations, through joint venture arrangements and through supply contracts with independent producers.  We distribute our products in North America, Europe, Asia, the Middle East, Africa and South America.

On May 29, 2017, we executed a contract with the Republic of Panama and will invest a minimum of $100.0 million over a period of seven years, which includes the development of a minimum of 4,000 hectares of leased land suitable for banana production, refurbishment of packing plants, buildings and other banana facilities and preparation of banana infrastructure including land, roads and water systems. The contract is for an initial period of 20 years, and renews automatically for an additional 20 year period. In addition, the contract provides us with tax exempt status for certain taxes for 20 years related to this project. We may re-apply for the tax exempt status at the expiration of that period. This investment significantly increases our production area and our presence in the banana market. We expect this investment will enable us to continue to capitalize on the growing global demand for fresh produce and to expand our reach into existing and new markets.

On June 27, 2017, Fresh Del Monte Produce Inc. (the "Company") and Del Monte Pacific jointly announced a series of new joint ventures between the Company and Del Monte Pacific. The Company and Del Monte Pacific also announced their entrance into a long-term mutual supply agreement, various joint collaborations and the full and final settlement of all active litigation between Del Monte Pacific and the Company. These new joint ventures will result in expanded refrigerated offerings sold across all distribution channels, and a new food and beverage concept modeled after our already successful business in the Middle East. These joint ventures will initially focus on the U.S. market with the potential for expansion into other territories where the companies' businesses compliment each other. This will also greatly increase the scale of the Del Monte brand by expanding into more high-quality, healthy and convenient product options for consumers.

Our capital expenditures totaled $138.5 million in 2017. Approximately $61.0 million of our 2017 capital expenditures were related to the banana segment. Banana segment capital expenditures consisted primarily of approximately $28.7 million for expansion of our production operations in the Philippines and approximately $17.3 million for expansion and improvements to our production operations in Central America. The remainder of our banana segment capital expenditures of approximately $15.0 million were principally for expansion and improvements to our distribution centers in North America and the Middle East and for information technology expenditures. Approximately $66.9 million of our 2017 capital expenditures were related to the other fresh produce segment. This consisted principally of $18.9 million for expansion of pineapple operations in Costa Rica and the Philippines and $9.6 million for expansion and improvements to our non-tropical fruit operation in Chile. Also, included in our capital expenditures for the other fresh produce segment in 2017 were approximately $24.7 million for expansion and improvements to our fresh-cut and distribution facilities in North America and $13.7 million for improvements and expansion to our distribution and production facilities in the Middle East and Asia. Approximately $10.6 million of our 2017 capital expenditures were related to our prepared food segment, consisting principally of improvements to our production facilities in Kenya and the Middle East.

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

The principal capital expenditures planned for 2018 consist primarily of the expansion and improvement of production facilities in Costa Rica, the Philippines, Chile, Guatemala, Mexico, Panama and Jordan. We also plan capital expenditures for expansion and improvements of our distribution and fresh-cut facilities in the United States, Europe and Asia. In addition, during December 2017, we entered into a definitive agreement for the building of two new refrigerated container ships to be delivered in 2020. As part of this ship building agreement, we have two options for two additional ships on each option. We plan to exercise these option in 2018 in order to replace the entire U.S. east coast fleet of ships.

Subsequent to our year-end, on February 6, 2018, we entered into a definitive agreement to acquire Mann Packing Co., Inc. (“Mann Packing”), an award-winning innovator and leading grower, processor and supplier of a broad variety of fresh and value-added vegetable products in North America. Mann Packing’s annual sales were approximately $535 million in 2017. We have agreed to acquire Mann Packing for an aggregate consideration of approximately $361.0 million in cash financed with cash on hand and our existing credit facility. The transaction is subject to regulatory approvals and other conditions that are customary for transactions of this type and is expected to close during the first quarter of 2018. Mann Packing’s strength in the vegetable category, one of the fastest growing fresh food segments, will allow us to diversify our business, leverage our distribution network and infrastructure and increase our market reach. In addition, this transaction is expected to provide us with synergies, enhancing our ability to better serve our combined customers and address consumers’ needs for healthier products.

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

We have leading market positions in the following product categories. We believe we are:

•	the largest marketer of fresh pineapples worldwide;

•	the third-largest marketer of bananas worldwide;

•	a leading marketer of branded fresh-cut fruit in the United States, Canada, Japan, the United Kingdom, United Arab Emirates and Saudi Arabia;

•	a leading year-round marketer of branded grapes in the United States;

•	a leading marketer of avocados in the United States;

•	a leading marketer of branded non-tropical fruit in selected markets; and

•	a leading marketer for branded canned fruit in the European Union (the "EU"), other European markets, and the Middle East.

We source and distribute our fresh produce products globally. Our products are grown primarily in Central and South America, Africa and the Philippines. We also source products from North America and Europe. Our products are sourced from company-controlled farms and independent growers. At year end 2017, we transported our fresh produce to markets using our fleet of 11 owned and seven chartered refrigerated ships, and we operated four port facilities in the United States. We also operated 41 distribution centers, generally with cold storage and banana ripening facilities in our key markets worldwide, including the United States, Japan, South Korea, the United Arab Emirates, Saudi Arabia, Hong Kong, Germany and France. We also operate 19 fresh-cut facilities in the United States, the United Kingdom, France, Japan, South Korea, the United Arab Emirates and Saudi Arabia, some of which are located within our distribution centers. Through our vertically integrated network, we manage the transportation and distribution of our products in a continuous temperature-controlled environment. This enables us to preserve quality and freshness, and to optimize product shelf life, while ensuring timely and year-round distribution. Furthermore, our position as a volume producer and shipper of bananas allows us to lower our average per-box logistics cost and to provide regular deliveries of our premium fresh fruit to meet the increasing demand for year-round supply.

We market and distribute our products to retail stores, club stores, wholesalers, distributors and foodservice operators in more than 80 countries around the world. North America is our largest market, accounting for 58% of our net sales in 2017. Europe, the Middle East and Asia regions are our other major markets, accounting for 16%, 13% and 11% of our net sales in 2017, respectively. Our distribution centers and fresh-cut facilities address the growing demand from supermarket chains, club stores, foodservice providers, mass merchandisers and independent grocers to provide value-added services, including the preparation of fresh-cut produce, ripening, customized sorting and packing, just-in-time and direct-store-delivery and in-store merchandising and promotional support. Large national chains are increasingly choosing fewer suppliers who can serve all of their needs on a national basis. We believe that there is a significant opportunity for a company like ours with a full fresh and fresh-cut produce line, a well-recognized brand, a consistent supply of quality produce and a national distribution network to become the preferred supplier to these large retail and convenience store chains, and foodservice customers. We believe that we are uniquely positioned as a preferred supplier, and our goal is to expand this status by increasing our leading position in fresh-cut produce, expanding our banana and pineapple business and diversifying our other fresh produce selections.  We are a multinational company offering a variety of fresh produce in all major markets along with fresh-cut produce in selected markets and a prepared food product line that includes prepared fruit and vegetables, juices, beverages and snacks in Europe, Africa and the Middle East.

Our strategy is a combination of maximizing revenues from our existing infrastructure, entering new markets and strict cost control initiatives. We plan to continue to capitalize on the growing global demand for fresh produce and expand our reach into existing and new markets. We expect sales growth of fresh produce in key markets by increasing our sales volume and per unit sales prices as permitted by market conditions. Our strategy includes increasing volumes from existing production and distribution facilities in order to improve operating efficiencies and reduce per unit costs. We plan additional investments in production facilities in order to expand our product offering in established markets and continue with our recent expansion in growth markets, such as the Middle East and Africa. We also plan additional investments in our North America, Middle East and Europe distribution and fresh-cut fruit facilities to support our planned growth in these markets.

Products Sourcing and Production

Our products are grown and sourced primarily in Central and South America, Africa and the Philippines. We also source products from North America and Europe. In 2017, 43% of the fresh produce we sold was grown on company-controlled farms and the remaining 57% was acquired primarily through supply contracts with independent growers. Costa Rica is our most significant sourcing location representing approximately 35% of our total sales volume of fresh produce products and where 38% of our property, plant and equipment was located in 2017.

We produce, source, distribute and market a broad array of fresh produce throughout the world, primarily under the DEL MONTE® brand, as well as under other proprietary brands, such as UTC® and Rosy®. We also produce, distribute and market prepared fruits and vegetables, juices, beverages and snacks under the DEL MONTE® brand, as well as other proprietary brands, such as Fruit Express®, Just Juice®, Fruitini® and other regional trademarks in Europe, Africa and the Middle East.

The following table indicates our net sales by product for the last three years:

	Year ended
	December 29, 2017		December 30, 2016		January 1, 2016
	(U.S. dollars in millions)
Net sales by product category:
Banana	$1,775.1	43%	$1,811.5	45%	$1,867.6	46%
Other fresh produce:
Gold pineapples	492.7	12%	495.1	12%	524.8	15%
Fresh-cut produce	607.8	15%	516.9	13%	467.0	10%
Non-tropical fruit	235.7	6%	259.8	7%	274.8	7%
Avocados	314.9	8%	229.6	6%	174.8	4%
Melons	106.8	3%	111.6	3%	122.9	3%
Tomatoes	77.7	2%	81.2	1%	107.3	3%
Vegetables	38.6	1%	49.3	1%	52.2	1%
Other fruit, products and services	123.0	2%	109.1	3%	102.5	2%
Total other fresh produce	1,997.2	49%	1,852.6	46%	1,826.3	45%
Prepared food	313.6	8%	347.4	9%	362.6	9%
Total	$4,085.9	100%	$4,011.5	100%	$4,056.5	100%

 See Note 22, “Business Segment Data”, to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data for further information. Certain amounts have been reclassified to conform to the current presentation.

Bananas

Bananas are the leading internationally traded fresh fruit in terms of volume and dollar sales and one of the best-selling fresh fruits in the United States.  Europe and North America are the world’s largest banana markets and the Middle East has now surpassed Asia as the third largest market. Bananas are a key produce department product due to its high turnover and the premium margins obtained by retailers.

Bananas have a relatively short growing cycle and are grown in tropical locations with humid climates and heavy rainfall, such as Central and South America, the Caribbean, the Philippines and Africa. Bananas are grown throughout the year in these locations, although demand and prices fluctuate based on the relative supply of bananas and the availability of seasonal and alternative fruit.

We believe that we are the world’s third-largest marketer of bananas, based on internally generated data.  Our banana sales in North America, Europe, Asia and the Middle East accounted for approximately 51%, 18%, 18% and 12% of our net sales of bananas in 2017, respectively. We produced approximately 36% of the banana volume we sold in 2017 on company-controlled farms, and we purchased the remainder from independent growers.

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

In 2017, we entered into a contract with the Republic of Panama and will invest a minimum of $100.0 million over a period of seven years which includes the development of approximately 4,000 hectares of leased land suitable for banana production. This investment significantly increases our company-controlled banana production.

We purchase the majority of our bananas in the Philippines through long-term contracts with independent growers. Approximately 76% of our Philippine-sourced bananas are supplied by one grower, representing 14% of the Philippines banana industry volume in 2017.  In the Philippines, we have leased approximately 6,300 hectares of land where we have planted approximately 4,900 hectares of bananas for the Asia and the Middle East markets.

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

We believe that we are the leading marketer of fresh pineapples worldwide, based on internally generated data.   Pineapple sales in North America, Europe, Asia and the Middle East accounted for 64%, 18%, 12% and 5%, respectively, of our net sales of pineapples in 2017.  From 1996 to 2017, our volume of the Del Monte Gold® Extra Sweet pineapple increased from 2.5 million boxes to 29.0 million boxes. As a result of our continued expansion and improvements of our existing pineapple operations, we expect to continue to increase the sales volume of our extra sweet pineapples in the near future with extra sweet pineapples grown in Costa Rica and the Philippines. Worldwide, our pineapple sales volumes increased by 7% during the past year.

 The principal production and procurement areas for our gold pineapples are Costa Rica and the Philippines. Given the complexity of pineapple cultivation relative to our bananas, a higher percentage of the fresh pineapples we sell (79% by volume in 2017) is produced on company-controlled farms.

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

The majority of fresh-cut produce is sold to consumers through retail and club store settings, as well as non-conventional settings such as convenience stores, gas stations and airports. We believe that outsourcing by food retailers will increase, particularly as food safety regulations become more stringent and retailers demand more value-added services. We believe that this trend should benefit large branded suppliers like us, who are better positioned to invest in state-of-the-art fresh-cut facilities and food safety systems and to service regional and national chains and foodservice operators, as well as supercenters, mass merchandisers, club stores and convenience stores. We also believe that large branded suppliers benefit from merchandising, branding and other marketing strategies for fresh-cut products, similar to those used for branded processed food products, which depend substantially on product differentiation.

We believe that the fresh-cut produce market continues to be one of the fastest-growing categories in the fresh produce segment, largely due to consumer trends favoring healthy and conveniently packaged ready-to-eat foods. We established a platform in this industry through acquisitions and by building upon our existing fresh-cut pineapple business. We believe that our experience in this market coupled with our sourcing and logistics capabilities and the DEL MONTE® brand have enabled us to achieve a leading position in this highly fragmented market. We believe that we are the leading supplier of fresh-cut fruit to the supermarket, convenience and club store channels in the United States. Our fresh-cut fruit products include Del Monte Gold® Extra Sweet pineapples, melons, grapes, citrus, apples, mangoes, kiwis and other fruit items. The fruit we use in our fresh-cut operations are sourced within our integrated system of company-controlled farms and from GAP-certified (good agricultural practices)

independent growers. We also offer fresh-cut vegetables for prepared salads. We purchase our vegetables for these purposes from GAP-certified independent growers principally in the United States, Europe and in the Middle East. Our purchase contracts for both fruit and vegetables are typically short-term and vary by produce item. Our fresh-cut products are sold in the United States, Canada, the United Kingdom, France, the Middle East, Japan and Korea. Worldwide, our fresh-cut product sale volumes increased by 15% during the past year.

Non-Tropical Fruit

Non-tropical fruit includes grapes, apples, citrus, blueberries, strawberries, pears, peaches, plums, nectarines, cherries and kiwis. Generally, non-tropical fruit grows on trees, bushes or vines that shed their leaves seasonally. Approximately 40% of our non-tropical fruit net sales are from grapes. Fresh grapes are a favorite quick, easy and healthy snack among consumers young and old. In addition to their taste, a growing body of research on fresh grapes suggests that grapes may offer significant health benefits.  Fresh grapes are a well-known fruit worldwide, fitting into almost any lifestyle. For 2017, The Packer, an industry publication, reported that fresh grapes remained a preferred fruit for snacking with nine out of ten consumers surveyed stating that they used grapes as a snack during the past 12 months. The same publication reports that 65% of U.S. customers purchased grapes within the past 12 months. According to the United States Department of Agriculture ("USDA") Economic Research Service, the per capita consumption of fresh grapes in 2016 was 8.1 pounds. Fresh grapes are also processed for the production of wine, raisins, juices and canned products. The higher production cost and higher product value of fresh grapes result from more intensive production practices than are required for grapes grown for processing. While California supplies the majority of total grape volume, imports have made fresh grapes available year-round in the United States, with shipments mostly from South America.  Most U.S. production is marketed from May to October.  Chilean grapes dominate the market from December to April.

We sell a variety of non-tropical fruit, including all of the types referred to above.  In 2017, non-tropical fruit sales in North America, Europe, the Middle East, Asia and South America accounted for approximately 31%, 6%, 32%, 15% and 16%, respectively, of our total net sales of non-tropical fruit. We obtain our supply of non-tropical fruit from company-owned farms in Chile and from independent growers principally in Chile and the United States.  In Chile, we purchase non-tropical fruit from independent growers and also produce a variety of non-tropical fruit on approximately 6,100 acres of company-owned or leased land. Purchase contracts for non-tropical fruit are typically made on an annual basis.

Avocados

Avocados are one of the fastest growing produce items in the United States. According to an industry group, the Hass Avocado Board, for the 10-year period from 2007 to 2017, avocado volume in the United States increased by 227%.  Per capita consumption of avocados in the United States also increased significantly in the last 10 years.  According to the USDA Economic Research Service, per capita consumption of avocados reached approximately 7.1 pounds in 2016, resulting in approximately 2.3 billion pounds of avocados being consumed in the United States. The Packer reported that avocados were the leading item that U.S. consumers said they were buying now that they did not buy previously, while 40% of all customers purchased avocados within the past 12 months. As a result of this higher consumer demand, our avocado sales volumes have increased significantly in the past few years. Our avocados are sourced principally from Mexico. We also obtain our supply of avocados from independent growers in the United States, Chile and Peru. In Mexico, we have our own sourcing operations, ensuring a consistent supply of high-quality avocados during the growing season.

Melons

Based on USDA Economic Research Service, during 2016, total per capita consumption of melons in the United States was approximately 26 pounds, of which seven pounds were cantaloupes. The Packer reported that the likelihood of a cantaloupe purchase increased according to age and 41% of customers purchased cantaloupes within the past 12 months. Melons are one of the highest volume fresh produce items, and this category includes many varieties, such as cantaloupe, honeydew, specialty melons and watermelon. During the summer and fall growing seasons in the United States, Canada and Europe, demand is met in large part by local suppliers of unbranded or regionally branded melons. By contrast, in North America and Europe, imports significantly increase, and melons generally command premium pricing from November to May. Melons are grown in temperate and tropical locations and have a relatively short growing cycle.

We sell a variety of melons including cantaloupe, honeydew, watermelon and specialty melons. Cantaloupes represented approximately 74% of our melon sales volume in 2017. We are a significant producer and distributor of melons from November to May in North America by sourcing melons from our company-controlled farms and independent growers in Central America, where production generally occurs during this period.  Melons sold in North America and Europe from November to May generally command a higher price due to fewer operators and the lack of availability of alternative fruit. Melon sales in North America accounted for 97% of our net sales of melons in 2017. Based on volume, we produced 92% of the melons we sold in 2017 on company-controlled farms and purchased the remainder from independent growers.

We are able to provide our customers in North America with a year-round supply of melons from diverse sources. For example, we supply the North America market during its summer season with melons from Arizona, California and the East Coast of the United States. In Arizona, we have our own melon growing operation on approximately 4,000 acres of leased land.

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

Tomatoes

The United States is the second largest producer of tomatoes in the world, behind China. Mexico and Canada are also important suppliers of fresh tomatoes within North America. For 2017, The Packer reported that for the first time in half a decade tomatoes were knocked out of the top vegetable spot, pushed out by potatoes, while seven of 10 shoppers still purchased tomatoes over the past 12 months. In 2016, the per capita consumption of tomatoes in the United States was in excess of 21 pounds.

We source our tomatoes for the North America market mainly from the United States, Mexico, Canada and Guatemala. During 2017, we completed construction of tomato greenhouses in Jordan for the Middle East market. The tomato category is highly fragmented with many growers, re-packers and wholesalers in various geographic regions of the United States.  As a high volume item, tomatoes are important for our network of distribution and re-packing facilities. This product category allows us to add value through leveraging our purchase volumes to reduce costs and perform the sorting, packaging and custom labeling locally, in addition to delivering on a just-in-time basis to retail chains and foodservice customers. With our fresh-cut fruit and vegetable facilities, we add additional value by incorporating tomatoes into our consumer-packaged products. We have a greenhouse tomato operation in Guatemala where we source volume for the North America market.  We also have tomato growing operations in Florida and Virginia on owned land and in Jordan on leased land. We are focused on improving this business and increasing our operational efficiencies in order to lower our costs, improve quality and increase our profitability.

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

Other Fruit, Products and Services

We produce, distribute and market a variety of other fruit, including plantains and mangoes, as well as various other varieties of fruit. We source these other fruit items from company controlled farms and independent growers in Costa Rica, Colombia, Guatemala and the United States.

Included in Other Fruit, Products and Services is also our third-party ocean freight business and our third-party plastics and box manufacturing business. Our third-party ocean freight business allows us to generate incremental revenue on ships’ return voyages to our product sourcing locations and when space is available on outbound voyages to our major markets, which reduces our overall shipping costs.  Our plastics and box manufacturing business produces bins, trays, bags and boxes. The box manufacturing business is intended mainly to satisfy internal packaging requirements. In the case of the plastic manufacturing business, we principally sell these products to third parties and also use a portion for our own internal packaging requirements.

Prepared Food

We have a royalty-free perpetual license to use the DEL MONTE® Trademark in connection with the production, manufacture, sale and distribution of prepared foods and beverages in over 100 countries throughout Western, Eastern and Central Europe, Africa, the Middle East and certain Central Asian countries.  We can also produce, market and distribute certain prepared food products in North America based on our recently announced agreement with Del Monte Pacific. In Europe, Del Monte is a premier prepared food brand with an approximate 90 year history associated with fruit-based or fruit-derived products and is the leading brand for canned fruit and pineapple in many Western European markets. The DEL MONTE® brand has had a presence in the United Kingdom since 1926 and is perceived to be a quality brand with high consumer awareness. The DEL MONTE® brand has a reputation with both consumers and retailers for value, quality and reliability.

We produce, distribute and market prepared pineapple, peaches, fruit cocktail, pears, tomatoes, fruit juices and other fruit and vegetables. Our prepared pineapple products are sourced from our own facility in Kenya. Our deciduous prepared food products, which include peaches, fruit cocktail, pears and apricots are principally sourced from our own facility in Greece and from independent producers. Our tomato products are sourced from our own facility in Greece and from independent producers in Europe. We also distribute and market beverages, including ambient juices and juice drinks, as well as various snacks. Our prepared food products are sold primarily under the DEL MONTE® label and under the buyers’ own label for major retailers.  We also produce and market industrial products that are composed of fruit that has been processed in our production facilities in the form of purees, pulps and concentrates for further processing (juice, yogurt, cake manufacture and pizza) and for sale to the foodservice industry worldwide. We expect to continue investing in new product development to increase revenue, maintain our premium price position and market leadership in our product categories.  We plan to expand our offerings in the snack category by offering multiple varieties and sizes of fruit and vegetables in plastic pots and pouches with new and improved recipes and various juices, targeting the convenience store and foodservice trade in addition to the traditional retail stores in selected European and Middle East markets. We are focused on improving the European prepared food business and on our higher growth markets in the Middle East and Africa.

Our recently announced new joint ventures with Del Monte Pacific are expected to result in expanded refrigerated offerings sold across all distribution channels, and a new food and beverage concept modeled after our already successful business in the Middle East. These joint ventures will initially focus on the U.S. market with the potential for expansion into other territories where the companies' businesses compliment each other. We anticipate that this will also greatly increase the scale of the DEL MONTE® brand by expanding into more high-quality, healthy and convenient product options for consumers.

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

Logistics Operations

We market and distribute our products to retail stores, foodservice operators, wholesalers and distributors in over 80 countries around the world. As a result, we conduct complex logistics operations on a global basis, transporting our products from the countries in which they are grown to the many markets in which they are sold worldwide. Maintaining fresh produce at the appropriate temperature is an important factor in preventing premature ripening and optimizing product quality and freshness. Consistent with our reputation for high-quality fresh produce, we must preserve our fresh produce in a continuous temperature-controlled environment, from the harvest through its distribution.

We have an integrated logistics network, which includes land and sea transportation through a broad range of refrigerated environments in ships, port facilities, containers, trucks and warehouses. Our objective is to maximize utilization of our logistics network to lower our average per-box logistics cost, while remaining sufficiently flexible to redeploy capacity or shipments to meet fluctuations in demand in our key markets. We believe that our control of the logistics process is a competitive advantage because we are able to continuously monitor and maintain the quality of our produce and ensure timely and regular distribution to customers on a year-round basis. Because logistics costs are also our largest expense other than our cost of products, we devote substantial resources to optimizing our logistic network.

We transport our fresh produce to markets worldwide using our fleet of 11 owned and seven chartered ships, comprised of four refrigerated ships and three container ships with refrigerated container capacity. In addition, on December 22, 2017, we entered into a definitive agreement for the building of two new refrigerated container ships to be delivered in 2020. As part of this agreement, we have two options for two additional ships on each option. We plan to exercise these options in 2018 in order to replace the entire U.S. east coast fleet of ships. We also transport our fruit to destinations around the world using third-party container lines that cover the array of destinations that we do not service directly with our own ships. We also spot charter refrigerated ships during the year based on seasonal requirements. The majority of our chartered ships are chartered for remaining terms of one to five years. We believe that our fleet of owned ships, combined with longer-term charters, is effective in reducing our ocean freight costs and mitigates our exposure to the volatility of the charter market.  We also operate a fleet of approximately 6,000 refrigerated containers, 2% are owned and the remaining 98% are under operating leases. Our logistics system is supported by various information systems. As a vertically integrated food company, managing the entire distribution chain from the field to the customer requires the technology and infrastructure to meet our customers’ complex delivery needs.

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

We actively support our customers through technical training in the handling of fresh produce, category management, in-store merchandising support, joint promotional activities, market research and inventory and other logistical support. Since most of our customers carry only one branded product for each fresh produce items, our marketing and promotional efforts for fresh produce emphasize trade advertising and in-store promotions.

We have an exclusive worldwide license to the Controlled Ripening Technology™ (“CRT™”), one of the most recent innovations in banana packaging. CRT™ packaging was created for individual single-serve packages, a 10-pound institutional pack and 40-pound bulk as well as bagged banana boxes.  This packaging utilizes state-of-the-art technology to help improve the ripening and handling process while helping retailers increase banana sales, reduce product losses and maximize profits by extending the product’s yellow shelf life.

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

During 2017, one customer, Wal-Mart, Inc. (including its affiliates), accounted for approximately 9% of our total net sales. These sales are reported in our banana, other fresh produce and prepared food segments. No customer accounted for 10% or more of our net sales. In 2017, the top 10 customers accounted for approximately 32% of our net sales.

Note 22, “Business Segment Data” included in Item 8. Financial Statements and Supplementary Data contains information regarding net sales to external customers attributable to each of our reportable segments and geographic regions, gross profit by each of our reportable segments, total assets attributable to each of our geographic regions, and information concerning the dependence of our reportable segments on foreign operations, for each of the years 2017, 2016 and 2015.

North America

In 2017, 58% of our net sales were in North America. In North America, we have established a highly integrated sales and marketing network that builds on our ability to control transportation and distribution throughout our extensive logistics network. We operate a total of 24 distribution centers and fresh-cut facilities. Our distribution centers have ripening capabilities and/or other value-added services. We also operate four port facilities, which include cold storage facilities.

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

 Europe

 In 2017, 16% of our net sales were in Europe. We distribute our fresh produce and prepared food products throughout Europe. Our fresh produce products are distributed to leading retail chains, smaller regional customers as well as to wholesalers and distributors through direct sales and distribution centers.  In the United Kingdom, we have a sales and marketing office in Staines, England and operate a fresh-cut facility in Wisbech, England.  In Germany, we operate a distribution center in the Frankfurt area. In France, we have a distribution center with banana ripening capabilities and a fresh-cut facility in the Paris area to service our expanding customer base. In the Netherlands, Spain, Portugal, Italy and Poland, we have sales and marketing entities that perform direct sales of our fresh produce products.

Our prepared food products are distributed through independent distributors throughout most of Europe. In the United Kingdom, our prepared food products are distributed using a combination of both independent distributors and our own marketing entity. In Russia, we have a sales and marketing office for our prepared food products.
Middle East and North Africa

 In 2017, 13% of our net sales were in the Middle East and North Africa.  We distribute our products through independent distributors and company-operated distribution facilities. In recent years, we have increased our sales in the Middle East market through distributors and established our own direct sales initiatives. Our distribution/manufacturing center in Dubai, United Arab Emirates (“UAE”) is a state-of-the-art facility with just-in-time delivery capabilities that includes banana ripening and cold storage facilities, fresh-cut fruit and vegetable operations, an ultra-fresh juice manufacturing operation and prepared food manufacturing. We distribute these products in the UAE and export them to other Middle East countries. We also operate a distribution center in Abu-Dhabi, UAE that includes banana ripening and cold storage facilities. In Saudi Arabia, through our 60%-owned joint venture, we own two distribution centers with banana ripening, cold storage facilities, fresh-cut fruit and vegetable operations, and prepared food manufacturing capabilities for juices, potatoes and sandwiches.  One of the distribution centers is located in Riyadh, the capital city of Saudi Arabia, and the other distribution center is located in Jeddah, the second largest city in the country. These strategically located distribution centers distribute our fresh produce and prepared food products to these growing markets.  In the UAE and in Saudi Arabia, we also distribute our products using our own innovative retail concept through our Food and Beverage (F&B) stores. These F&B stores are small retail kiosks selling our fresh-cut produce, juice and other prepared food products and are strategically located in airports, schools, hospitals and inside hyper-markets. In Saudi Arabia and UAE, we started a catering business targeting three main domains: academic sector, corporate offices and labor camps. This business has good growth potential and leverages our costs through further vertical integration.

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

In Qatar, we have a sales and marketing office to serve the expanding brand presence in the country. In Turkey, our sales office located in Mersin is responsible for sourcing various types of fruit serving our units across the region in addition to selling and distributing a range of prepared food products to distributors. During 2017, we opened a sales and marketing office in Kuwait to service the Kuwaiti and Iraqi markets with our fresh produce products. Also during 2017, we opened an office in Tunis giving us our first presence in the North Africa region, after many years of serving this area using distributors. This Tunis office has commenced with direct imports of bananas and pineapples and is expected to expand with exports of locally sourced fresh produce products to the European market. We believe that the Middle East, North Africa and Central Asian countries represent an area for sales growth and development of our fresh and prepared food products. Utilizing our extensive knowledge of this region, we plan to capitalize on this opportunity with increased focus and investments in these markets.

Asia

In 2017, 11% of our net sales were in Asia.  We distribute our products in Asia through direct marketing and large distributors. Our principal markets in this region are Japan, South Korea, mainland China and Hong Kong. In Japan, we distribute 100% of the products we sold in 2017 through our own direct sales and marketing organization. In Japan, we operate two fresh-cut facilities. Our products are distributed from four distribution centers located at strategic ports in Japan with cold storage and banana ripening operations.

We also engage in direct sales and marketing activities in South Korea and Hong Kong. In other Asian markets, including mainland China, we sell to local distributors. We have one distribution center and banana ripening facility in Hong Kong. In South Korea, we have three distribution centers that utilize state-of-the art ripening technology which increase our ability to offer value-added services to our customers. In South Korea, we also operate a fresh-cut fruit facility.

South America

In South America, we have direct sales and marketing activities in Chile and also utilize local distributors in this region. Our sales in these markets focus mainly on non-tropical fruit including grapes, apples, citrus, blueberries, strawberries, pears, peaches, plums, nectarines, cherries and kiwis. In Chile, we also distribute our Costa Rican grown Del Monte Gold® Extra Sweet pineapple. In Brazil, we utilize local distributors for our locally grown banana sales.

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

Quality Assurance

To ensure the consistent high quality of our products, we have quality assurance operations placed throughout our global operations under the direction of our corporate quality assurance team. This quality assurance team maintains and enforces detailed quality specifications for all our products so that they meet or exceed our high quality standards and any applicable regulatory requirements. Our specifications require extensive sampling of our fresh produce at each stage of the production and distribution process using external appearance, internal quality, size, color, porosity, translucency, sweetness and other criteria. Only fresh produce meeting our stringent quality specifications is sold under the DEL MONTE® brand.

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

As an indication of our worldwide commitment to quality, food safety, and sustainability, many of our operations are third party certified in globally recognized standards developed for the safe and sustainable production and distribution of quality foods.  These standards include the International Organization for Standardization’s ISO 22000 and the Global Food Safety (GFS) Initiative benchmarked standards of Primus GFS, Global G.A.P, and we are in compliance with all components of the FDA's Food Safety Modernization Act. All of our operations that produce or handle high risk foods (tomatoes, melons or leafy greens) apply Hazard Analysis & Critical Control Points ("HACCP") principles. HACCP is a management system in which food safety is addressed through the analysis and control of biological, chemical and physical hazard from raw material production, procurement and handling, to manufacturing, distribution and consumption of the finished product. Our certification also include SCS Global Services’ Sustainably Grown Certified and the Sustainable Agriculture Network’s Rain Forest Alliance for sustainable agriculture and food production, and our Costa Rica Banana operation has been certified as Carbon Neutral by SCS Global Services since 2015. Taken together, these certifications reflect our commitment to quality and the strictest standards of food safety.

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

We are also subject to various government regulations in countries where we market our products. The countries in which we market a material amount of our products are the United States, Canada, the countries of the EU, Japan, China, South Korea, Jordan, the UAE and Saudi Arabia. These government regulations include:

•	sanitary regulations, particularly in the United States and the EU;

•	regulations governing pesticide use in all source countries and residue standards in all market countries, particularly in the United States, Canada, United Kingdom, Germany and Japan and South Korea;

•	ongoing Endocrine Disruptor Assessment programs in the EU and US may potentially impact availability, use and residue tolerance of some pesticides; and

•	regulations governing traceability, packaging and labeling, particularly in the United States and the EU.

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

European Union Banana Import Regulations

In December 2007, most of the African, Caribbean and Pacific countries (ACP) signed a bilateral agreement with the EU that allows ACP bananas duty free access to the EU market without quantitative limitation commencing January, 1, 2008.

In December 2009, the EU entered into an agreement with certain Latin America banana exporting countries to settle a long running dispute over banana import tariffs. This agreement was ratified in May 2010. Under this agreement, the EU will gradually reduce import tariffs on bananas from Latin America on an annual basis from the current level of €122 per ton in 2017 to €114 per ton by 2019, except for countries under Free Trade Agreements (FTA's). Countries under FTA's that signed bilateral agreements with the EU in 2012 are benefiting from accelerated but gradual reduction of import duties. The FTA's are in effect for Central American countries, Colombia, and Peru. The duty for FTA countries was €96 per ton in 2017, and the duty is €89 per ton for 2018 and will be reduced to €75 per ton by January 1, 2020. Our Colombia and Central America sourced bananas benefit from this FTA agreement.

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

Our total corporate research and development expenses were $3.3 million for 2017, $3.3 million for 2016 and $3.9 million for 2015, and are included in selling, general and administrative expenses in the Consolidated Financial Statements.

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

We also have a royalty-free perpetual license to use the DEL MONTE® trademark in connection with the production, manufacture, sale and distribution of all food and beverage products in Europe, Africa, and the Middle East and certain Central Asian countries. We can also produce, market and distribute certain prepared food products in North America based on our recently announced agreement with Del Monte Pacific utilizing the DEL MONTE® brand.

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

These seasonal fluctuations are illustrated in the following table, which presents certain unaudited quarterly financial information for the periods indicated:

	Year ended
	December 29, 2017	December 30, 2016
Net sales:
First quarter	$1,032.4	$1,018.1
Second quarter	1,147.1	1,088.6
Third quarter	952.7	950.2
Fourth quarter	953.7	954.6
Total	$4,085.9	$4,011.5
Gross profit:
First quarter	$99.1	$140.7
Second quarter	123.2	145.4
Third quarter	58.3	118.8
Fourth quarter	51.0	56.5
Total	$331.6	$461.4

Employees

At year end 2017, we had approximately 42,000 employees worldwide, substantially all of whom are year-round employees. Approximately 89% of these persons are employed in production locations. We believe that our overall relationship with our employees and unions is satisfactory.

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

Website Access to Reports

We file annual, quarterly and current reports, and amendments to those reports, proxy statements and other information with the SEC.  You may access and read our filings without charge through the SEC’s Website at www.sec.gov.  You may also read and copy any document we file with the SEC at the SEC’s Public Reference Room located at 100 F Street, NE, Room 1580, Washington, D.C. 20549.  Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports can be viewed on the Company’s Website at www.freshdelmonte.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.  Information on our Website is not a part of this Annual Report on Form 10-K.

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

Our profitability depends largely upon our profit margins and sales volumes of bananas, pineapples and other fresh produce. In 2015, 2016 and 2017, banana sales accounted for the most significant portion of our total net sales.

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

Crop disease, severe weather conditions, such as floods, droughts, windstorms and hurricanes, and natural disasters, such as earthquakes, may adversely affect our supply of one or more fresh produce items, reduce our sales volumes, increase our unit production costs or prevent or impair our ability to ship products as planned. This is particularly true in the case of our premium pineapple product, the Del Monte Gold® Extra Sweet pineapple, because a substantial portion of our production is grown in one region in Costa Rica. Since a significant portion of our costs are fixed and contracted in advance of each operating year, volume declines due to production interruptions or other factors could result in increases in unit production costs, which could result in substantial losses and weaken our financial condition. We have experienced crop disease, insect infestation, severe weather and other adverse environmental conditions from time to time, including hurricanes, droughts, floods and earthquakes in our sourcing locations.  Severe weather conditions may occur with higher frequency or may be less predictable in the future due to the effects of climate change.  When crop disease, insect infestations, severe weather, earthquakes and other adverse environmental conditions destroy crops planted on our farms or our suppliers’ farms or prevent us from exporting them on a timely basis, we may lose our investment in those crops or our purchased fruit cost may increase. During 2017, we incurred asset impairment and other charges of $2.6 million related to flood damage in our Chilean non-tropical fruit operations and our Philippines banana operations.

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

We conduct operations in many areas of the world involving transactions denominated in various currencies, and our results of operations, as expressed in dollars, may be significantly affected by fluctuations in rates of exchange between currencies. Although a substantial portion of our net sales (34% in 2017) is denominated in non-dollar currencies, we incur a significant portion of our costs in dollars. Although we periodically enter into currency forward contracts as a hedge against currency exposures, we may not enter into these contracts during any particular period or these contracts may not adequately offset currency fluctuations. We generally are unable to adjust our non-dollar local currency sales prices to compensate for fluctuations in the exchange rate of the dollar against the relevant local currency. In addition, there is normally a time lag between our costs incurred and collection of the related sales proceeds. Accordingly, if the dollar appreciates relative to the currencies in which we receive sales proceeds, our operating results may be negatively affected. Our costs are also affected by fluctuations in the value, relative to the U.S. dollar, of the currencies of countries in which we have significant production operations, with a weaker dollar resulting in increased production costs.

Our strategy of diversifying our product line, expanding into new geographic markets and increasing the value-added services that we provide to our customers may not be successful.

We are diversifying our product line through acquisitions and internal growth. In addition, we have expanded our service offerings to include a higher proportion of value-added services, such as the preparation of fresh-cut produce, ripening, customized sorting and packing, direct-to-store delivery and in-store merchandising and promotional support. This strategy represents a significant departure from our traditional business of delivering our products to our customers at the port. In recent periods, we have made significant investments in distribution centers, new growing operations and, fresh-cut and prepared food facilities through capital expenditures and have expanded our business into new geographic markets. We may not be successful in anticipating the demand for these products and services, in establishing the requisite infrastructure to meet customer demands or the provision of these value-added services. During recent years, we incurred significant asset impairment and other charges as a result of our continuing efforts to align our diversified product lines to meet market demand. During 2017, we incurred asset impairments of $1.5 million due to our decision to cease the development of an investment initiative in Africa and $0.6 million related to underutilized assets in Central America.

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

The fair value of the prepared food unit’s trade names and trademarks are highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets. If the prepared food reporting unit does not perform to expected levels, the trade names and trademarks associated with this unit may also be at risk for impairment in the future. During 2017, we incurred $0.9 million for impairment of the DEL MONTE® perpetual, royalty-free brand name license for beverage products in the United Kingdom due to lower than expected sales volume and pricing related to the prepared food segment.

If we are not successful in our diversification efforts, our business, financial condition or results of operations could be materially and adversely affected.

Demand for our products is subject to changing consumer preferences.

Consumer preferences for particular food products are subject to fluctuations over time.  Our ability to market and sell our products successfully depends in part on our ability to identify changing consumer preferences and respond to those changes by offering products that appeal broadly to consumers in light of current demands.  Shifts in consumer preferences that can impact demand for our products at any given time can result from a number of factors, including dietary trends, attention to particular nutritional aspects of our products, concerns regarding the health effects of particular ingredients and attention given to ingredient sourcing practices.  Consumer demand for our products also may be impacted by any public commentary that consumers may make regarding our products or similar products, as well as by changes in the level of advertising or promotional support that we employ or that are employed by relevant industry groups or third parties that provide competing products.  If consumer preferences trend negatively with respect to any one or more of our products, our sales volumes may decline as a result.

The loss of one or more of our largest customers, or a reduction in the level of purchases made by these customers, could negatively impact our sales and profits.

Sales to Wal-Mart, Inc., our largest customer, amounted to approximately 9% of our total net sales in 2017, and our top 10 customers collectively accounted for approximately 32% of our total net sales. We expect that a significant portion of our revenues will continue to be derived from a relatively small number of customers. We believe these customers make purchase decisions based on a combination of price, product quality, consumer demand, customer service performance, desired inventory levels and other factors that may be important to them at the time the purchase decisions are made. Changes in our customers' strategies or purchasing patterns, including a reduction in the number of brands they carry, may adversely affect our sales. Additionally, our customers may face financial or other difficulties which may impact their operations and cause them to reduce their level of purchases from us, which could adversely affect our results of operations. Customers also may respond to any price increase that we may implement by reducing their purchases from us, resulting in reduced sales of our products. If sales of our products to one or more of our largest customers are reduced, this reduction may have a material adverse effect on our business, financial condition, and results of operations. Any bankruptcy or other business disruption involving one of our significant customers also could adversely affect our results of operations.

Increased prices for fuel, packaging materials or short-term refrigerated ship charter rates could increase our costs significantly.

Our costs are determined in large part by the prices of fuel and packaging materials, including containerboard, plastic, resin and tin plate. We may be adversely affected if sufficient quantities of these materials are not available to us. Any significant increase in the cost of these items could also materially and adversely affect our operating results. Other than the cost of our products (including packaging), logistics (sea and inland transportation) costs represent the largest component of cost of products sold. Third-party containerized shipping rates are also a significant component of our logistic costs. In recent years these container shipping rates have decreased. During 2016, cost of fuel decreased 25%, containerboard decreased 4% and fertilizer decreased 13%. During 2017, cost of fuel increased 36%, containerboard increased 2% and fertilizer decreased 3% resulting in an increase of cost of product sold of $21.7 million.

In addition, we are subject to the volatility of the charter ship market because seven of our refrigerated ships are chartered. These charters are principally for periods of one to five years.  Charter rates have generally remained relatively stable over the past three years. As a result, significant increases in fuel, packaging material, fertilizer and charter rates would materially and adversely affect our results.

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

The EPA has placed a certain site at our former plantation in Oahu, Hawaii on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. Under an order entered into with the EPA, we completed a remedial investigation and engaged in a feasibility study to determine the extent of the environmental contamination. The remedial investigation report was finalized in January 1999 and approved by the EPA in February 1999. A final draft feasibility study was submitted for EPA review in December 1999 and updated in December 2001 and October 2002, and approved by the EPA in April 2003. In September 2003, the EPA issued the Record of Decision (“ROD”). The EPA estimated in the ROD that the remediation costs associated with the cleanup of our plantation would range from $12.9 million to $25.4 million. The undiscounted estimates are between $13.7 million and $28.7 million. As of December 29, 2017, there are $13.5 million included in other noncurrent liabilities and $0.4 million included in accounts payable and accrued expenses in our Consolidated Balance Sheets relating to the Kunia Well Site clean-up. We increased the liability by $0.4 million during 2017 and 2016 and decreased the liability by $0.8 million during 2015 due to changes to the remediation work being performed. Going forward, we expect to expend approximately $0.4 million in 2018, and $4.2 million for 2019 through 2022 on this matter. See Item 3.  Legal Proceedings and

Note 17, “ Litigation ” to the Consolidated Financial Statements included in Item 8.  Financial Statements and Supplementary Data.  In addition, we are involved in several actions in U.S. and non-U.S. courts involving allegations by numerous Central American and Philippine plaintiffs that they were injured by exposure to a nematocide containing the chemical Dibromochloropropane during the 1970’s. See Item 3.  Legal Proceedings and Note 17, “Litigation” to the Consolidated Financial Statements included in Item 8.  Financial Statements and Supplementary Data.

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

There has been a broad range of proposed and promulgated state, national and international regulation aimed at reducing the effects of climate change. Such regulations apply or could apply in countries where we have interests or could have interests in the future. Exposure to water deficits in particular regions around the globe has become more evident in recent years. For example, water shortages in Brazil impacted our banana production in the last five years, and our pineapple farms in Kenya were affected by a drought associated with El Nino during 2016 and 2017. In order to mitigate water risk, we have invested heavily to upgrade existing infrastructure to more efficient irrigation systems like drip or low pressure/low volume sprinkler systems, both in Kenya and Guatemala. In addition, analysis of water related issues in the specific fiver basin where new development might be planned has become part of the due-diligence process before investing in agriculture operations, as reflected under corporate policy. Finally water consumption per ton is a key component of the resource usage dashboard under which all our farms are annually rated.

Climate change regulations continue to evolve, and while it is not possible to accurately estimate either a timetable for implementation or our future compliance costs relating to implementation, it is possible that such regulation could have a material effect in the foreseeable future on our business, results of operations, capital expenditures or financial position.

We are exposed to political, economic and other risks from operating a multinational business.

Our business is multinational and subject to the political, economic and other risks that are inherent in operating in numerous countries. These risks include those of adverse government regulation, including the imposition of import and export duties and quotas, currency restrictions, expropriation and potentially burdensome taxation. For example, banana import regulations have in prior years restricted our access to the EU banana market and increased the cost of doing business in the EU.  In December 2009, the EU entered into an agreement with certain Latin America banana exporting countries to settle the long running dispute over banana import tariffs. This agreement was ratified in May 2010. Under this agreement, the EU will gradually reduce import tariffs on bananas from Latin America on an annual basis from the current level of €122 per ton in 2017 to €114 per ton by 2019, except for countries under FTA. Countries under FTA's that have signed bilateral agreements with the EU in 2012 are benefiting from accelerated but gradual reduction of import duties. FTA's are effect for Central American countries, Columbia, and Peru. The duty for FTA countries was €96 per ton in 2017, and the duty is €89 per ton for 2018 and will be reduced to €75 by January 1, 2020. We cannot predict the impact of further changes to the banana import tariffs or new quotas on the EU banana market.

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

We may not be able to successfully consummate and manage ongoing acquisition, joint venture and business partnership activities, which could have an impact on our results.
Our growth strategy is based in part on growth through acquisitions or expansion. Accordingly, we may acquire other businesses or enter into joint ventures or other business partnerships from time to time. These types of transactions inherently involve a number of risks, including risks related to:

•	identifying appropriate acquisition candidates or business partners;

•	potential difficulties in successfully integrating acquired operations;

•	the quality of products produced by acquired businesses or business partners in comparison to the products we historically have provided;

•	any loss of key employees of acquired operations or any inability to hire or retain key employees necessary to integrate an acquired business or otherwise implement our growth strategy;

•	potential diversion of our capital and management attention away from other important business matters;

•	financial risks, such as potential unknown liabilities of any acquired business;

•	potential issues with the financial disclosures, accounting practices or internal control systems of any acquired business, joint venture or business partner; and

•
in the case of joint ventures and business partnerships, increased potential risks associated with the lesser degree of control that we may be able to exert due to our arrangements with our business partners.

We may incur additional costs and certain redundant expenses in connection with our acquisitions and investments, which may have an adverse impact on our operating margins. Future acquisitions may result in dilutive issuances of equity securities, the incurrence of additional debt, use of significant portions of our cash reserves, asset impairments (including charges related to goodwill and other intangible assets) and restructuring and other charges. The incurrence of debt in connection with any future acquisitions also could restrict our ability to obtain working capital or other financing necessary to operate our business. Our recent and future acquisitions or investments may not be successful, and if we fail to realize the anticipated benefits of these acquisitions or investments, our business, operating results and financial position could be harmed.

We face risks in connection with our pending acquisition of Mann Packing.
The closing of the Mann Packing acquisition ("Acquisition") is contingent upon a number of conditions, some of which are beyond our control. For example, the consummation of the Acquisition is subject to review and approval by certain regulatory authorities. Therefore, we are unable to accurately predict when, or if, the Acquisition will close. If we are unable to close the Acquisition for any reason, we will not realize the potential benefits of the Acquisition, which may have a material adverse effect on our business prospects. In addition, we can provide no assurance that any required regulatory approval will not contain material conditions or restrictions. There also can be no assurance as to the cost, scope or impact on our business, results of operations, financial condition or prospects of the actions that may be required in order to obtain the necessary regulatory approvals.
The success of the Acquisition, if it is completed, will depend, in part, on our ability to realize all or some of the anticipated synergies and other benefits from integrating the business of Mann Packing with our existing businesses and operations. Even if we are able to integrate the acquired operations successfully, this integration may not result in the realization of the full benefits of the synergies of the Acquisition that we currently expect within the anticipated time frame, or at all. Mann Packing’s business may not be able to maintain the levels of revenue, earnings or operating efficiency following the completion of the Acquisition that it previously achieved or might achieve separately. If we experience difficulties with the integration process or if the business of Mann Packing or the markets in which it operates deteriorate, the potential cost savings, growth opportunities and other synergies of the Acquisition may not be realized fully, or at all, or may take longer to realize than expected.
We expect to incur a significant amount of non-recurring expenses in connection with the Acquisition, including legal, accounting and integration costs and other expenses. The amounts of these costs and expenses will be based on a variety of factors but may be material in the aggregate. Many of these expenses are payable by us whether or not the Acquisition is completed. Additional unanticipated costs may be incurred following consummation of the Acquisition in the course of the integration process. We cannot be certain that the elimination of duplicative costs or the realization of other efficiencies related to the integration of the businesses will offset the transaction and integration costs in the near term, or at all.
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

Members of the Abu-Ghazaleh family, including our Chairman and Chief Executive Officer and one of our directors, are our principal shareholders. As of February 9, 2018, they together directly owned 37.6% of our outstanding Ordinary Shares, and our Chairman and Chief Executive Officer holds, and is expected to continue to hold, an irrevocable annual proxy to vote all of these shares. We expect our principal shareholders to continue to use their interest in our Ordinary Shares to significantly influence the direction of our management, the election of our entire board of directors, the method and timing of the payment of dividends, subject to applicable debt covenants and to determine substantially all other matters requiring shareholder approval and to control us. The concentration of our beneficial ownership may have the effect of delaying, deterring or preventing a change in control, may discourage bids for the Ordinary Shares at a premium over their market price and may otherwise adversely affect the market price of the Ordinary Shares.

A substantial number of our Ordinary Shares are available for sale in the public market, and sales of those shares could adversely affect our share price.

Future sales of our Ordinary Shares by our principal shareholders, or the perception that such sales could occur, could adversely affect the prevailing market price of our Ordinary Shares. Of the 48,790,890 Ordinary Shares outstanding as of February 9, 2018, 18,119,783 Ordinary Shares are owned by the principal shareholders and are “restricted securities.” These “restricted securities” can be registered upon demand and are eligible for sale in the public market without registration under the Securities Act of 1933 (the “Securities Act”), subject to compliance with the resale volume limitations and other restrictions of Rule 144 under the Securities Act.

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
The following table summarizes the approximate plantation acreage under production that are owned or leased by us and the principal products grown on such plantations by location as of the end of 2017:

	Acres Under Production
Location	Acres Owned	Acres Leased	Products
Costa Rica	44,463	5,901	Bananas, Pineapples, Melons
Guatemala	9,131	4,917	Bananas, Melons
Brazil	2,402	—	Bananas, Other Crops
Chile	3,934	2,041	Non-Tropical Fruit
Kenya	—	11,488	Pineapples
Philippines	—	19,395	Bananas, Pineapples
Uruguay	4,169	—	Citrus
Nicaragua	—	—	Bananas, Pineapples
United States	4,223	4,067	Melons, Tomatoes and Other Crops

Our significant properties include the following:

North America

We operate a total of 24 distribution centers in the United States and Canada, of which eleven are also fresh-cut facilities. We own nine of our distribution centers, consisting of a new distribution center in Houston, Texas, a 200,000 square foot distribution center in Dallas, Texas, a distribution center in Plant City, Florida and Goodyear, Arizona, a repack facility in Winder, Georgia, and fresh-cut facilities in Kankakee, Illinois, Portland, Oregon and Sanger, California. We also operate a state-of-the-art distribution center with a fresh-cut facility in Ontario, Canada on owned land. The remaining 15 distribution centers are leased from third parties. All of our distribution centers have ripening capabilities and/or other value-added services. We also lease four port facilities that include cold storage capabilities.

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

South America

In Brazil, we own approximately 12,400 acres of land of which 2,400 acres are under production. In Uruguay, we own approximately 7,800 acres of which 4,200 acres contain a citrus plantation that is leased to a third party.

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

Maritime and Other Equipment (including Containers)

We own a fleet of 11 and charter another seven refrigerated ships. In addition, we own or lease other related equipment, including approximately 6,000 refrigerated container units and 400 trucks and refrigerated trailers used to transport our fresh produce in the United States. In the Middle East, we own approximately 340 trucks principally used to deliver fresh produce and prepared food products to customers.

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

We believe that our property, plant and equipment are well maintained in good operating condition and adequate for our present needs. Except as noted in Item 3. Legal Proceedings and Note 17, “Litigation” to the Consolidated Financial Statements included in Item 8.  Financial Statements and Supplementary Data, we know of no other environmental issues that may affect the utilization of our property, plant and equipment. For further information with respect to our property, plant and equipment, see Note 6, “Property, Plant and Equipment” to the Consolidated Financial Statements filed as part of this Report.

The principal capital expenditures planned for 2018 consist primarily of the expansion and improvement of production facilities in Costa Rica, the Philippines, Chile, Guatemala, Mexico, Panama and Jordan. We also plan capital expenditures for expansion and improvements of our distribution and fresh-cut facilities in the United States, Europe and Asia. In addition, during December 2017, we entered into a definitive agreement for the building of two new refrigerated container ships to be delivered in 2020.

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

The following table presents the high and low sales prices of our Ordinary Shares:

	High	Low
2017
First quarter	$62.80	$55.20
Second quarter	$61.98	$48.87
Third quarter	$52.64	$45.32
Fourth quarter	$49.78	$43.02
2016
First quarter	$42.96	$36.68
Second quarter	$55.41	$41.70
Third quarter	$60.85	$53.65
Fourth quarter	$66.86	$56.18

Dividend Policy

Our quarterly cash dividend was $0.15 per ordinary share during the year ended December 29, 2017. Our quarterly cash dividend was $0.125 per ordinary share for the first and second quarters of 2016 and $0.15 per ordinary share during the third and fourth quarters of 2016. We paid an aggregate of $30.1 million in dividends during the year ended December 29, 2017 and $28.2 million during the year ended December 30, 2016. Because we are a holding company, our ability to pay dividends and to meet our debt service obligations depends primarily on receiving sufficient funds from our subsidiaries. Pursuant to our credit facility, we may declare and pay dividends and distributions in cash solely out of and up to 50% of our net income for the year immediately preceding the year in which the dividend or distribution is paid, or at such time the dividend is paid or declared, as the case may be, subject to certain other credit facility conditions, when the Consolidated Leverage Ratio is less than 3.5 to 1.0. It is also possible that countries in which one or more of our subsidiaries are located could institute exchange controls, which could prevent those subsidiaries from remitting dividends or other payments to us. Dividends are payable when, as, and if declared by our board of directors, and we cannot assure that dividends will be paid in the future.

Shareholders

As of February 9, 2018, we had 64 shareholders of record, which excludes shareholders whose shares were held by brokerage firms, depositories and other institutional firms in “street name.”

Performance Graph

The following graph compares the cumulative five-year total return of holders of FDP ordinary shares with the cumulative total returns of the S&P 500 index and the S&P 500 Food Products index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 28, 2012 to December 29, 2017.

	12/28/2012	12/27/2013	12/26/2014	1/1/2016	12/30/2016	12/29/2017
Fresh Del Monte Produce Inc.	100.00	111.50	134.45	157.47	248.12	197.37
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
S&P 500 Food Products	100.00	134.11	147.73	168.06	189.23	185.39

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Share Repurchase Program

The following table provides information regarding our purchases of Ordinary Shares during the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
October 1, 2017 through October 31, 2017	—	$—	—	$105,357,825
November 1, 2017 through November 30, 2017	987,298	$46.34	987,298	$59,608,237
December 1, 2017 through December 29, 2017	—	$—	—	$59,608,237
Total	987,298	$46.34	987,298	$59,608,237

(1)	For the year ended December 29, 2017, we repurchased and retired 2,822,022 of our ordinary shares.

(2)	On July 29, 2015, our Board of Directors approved a three-year repurchase program of up to $300 million of our ordinary shares.

Item 6.	Selected Financial Data
Our fiscal year end is the last Friday of the calendar year or the first Friday subsequent to the end of the calendar year, whichever is closest to the end of the calendar year.

The following selected financial data for the years ended December 27, 2013, December 26, 2014, January 1, 2016, December 30, 2016 and December 29, 2017 is derived from our audited Consolidated Financial Statements for the applicable year, prepared in accordance with U.S. generally accepted accounting principles.

The following selected financial data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and accompanying notes contained in Item 8. Financial Statements and Supplementary Data in this Report.

	Year ended
	December 29, 2017	December 30, 2016	January 1, 2016	December 26, 2014	December 27, 2013
	(U.S. Dollars in millions, except share and per share data)
Statement of Income Data:
Net sales	$4,085.9	$4,011.5	$4,056.5	$3,927.5	$3,683.7
Cost of products sold	3,754.3	3,550.1	3,714.2	3,562.7	3,393.3
Gross profit	331.6	461.4	342.3	364.8	290.4
Selling, general and administrative expenses	173.2	187.4	183.9	175.8	176.9
Loss (gain) on disposal of property, plant and equipment	3.0	—	(2.1)	4.3	4.9
Goodwill and trademark impairment charges	0.9	2.6	66.1	—	99.6
Asset impairment and other charges, net	1.8	27.2	3.4	11.2	37.1
Operating income (loss)	152.7	244.2	91.0	173.5	(28.1)
Interest expense, net	5.6	3.4	3.7	2.6	2.2
Other expense (income), net	3.0	3.4	7.2	12.0	(13.6)

Income (loss) before income taxes	144.1	237.4	80.1	158.9	(16.7)
Provision for income taxes	24.9	11.8	13.7	14.3	17.2
Net income (loss)	$119.2	$225.6	$66.4	$144.6	$(33.9)

Less: net (loss) income attributable to noncontrolling interest	(1.6)	0.5	4.0	2.2	0.5
Net income (loss) attributable to Fresh Del Monte Produce Inc.	$120.8	$225.1	$62.4	$142.4	$(34.4)

Net income (loss) per ordinary share attributable to Fresh Del Monte Produce Inc. - Basic	$2.40	$4.37	$1.18	$2.54	$(0.61)

Net income (loss) per ordinary share attributable to Fresh Del Monte Produce Inc.- Diluted	$2.39	$4.33	$1.17	$2.53	$(0.61)

Dividends declared per ordinary share	$0.60	$0.55	$0.50	$0.50	$0.50

Weighted average number of ordinary shares:
Basic	50,247,881	51,507,755	52,750,212	55,966,531	56,426,294
Diluted	50,588,708	51,962,195	53,199,533	56,347,092	56,426,294

Balance Sheet Data (at period end):
Cash and cash equivalents	$25.1	$20.1	$24.9	$34.1	$42.5
Working capital	626.0	592.0	604.0	631.5	633.0
Total assets	2,766.9	2,653.3	2,596.1	2,675.3	2,589.2
Total debt	357.6	232.3	254.2	266.9	251.4
Shareholders' equity	1,791.2	1,816.4	1,750.9	1,787.9	1,751.2

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are one of the world’s leading vertically integrated producers, marketers and distributors of high-quality fresh and fresh-cut fruit and vegetables, as well as a leading producer and marketer of prepared fruit and vegetables, juices, beverages and snacks in Europe, Africa and the Middle East. We market our products worldwide under the DEL MONTE® brand, a symbol of product innovation, quality, freshness and reliability since 1892. Our global sourcing and logistics system allows us to provide regular delivery of consistently high-quality produce and value-added services to our customers. Our major producing operations are located in North, Central and South America, Asia and Africa. Production operations are aggregated on the basis of our products: bananas, other fresh produce and prepared foods. Other fresh produce includes pineapples, melons, tomatoes, non-tropical fruit (including grapes, apples, citrus, blueberries, strawberries, pears, peaches, plums, nectarines, cherries and kiwis), avocados, fresh-cut produce and other fruit and vegetables and a plastic product and box manufacturing business and third-party ocean freight services. Prepared foods include prepared fruit and vegetables, juices, other beverages, snacks, poultry and meat products.

Strategy

Our strategy is a combination of maximizing revenues from our existing infrastructure, entering new markets and strict cost control initiatives. We plan to continue to capitalize on the growing global demand for fresh produce and expand our reach into existing and new markets. We expect sales growth of our fresh produce products in key markets by increasing sales volume and per unit sales prices as permitted by market conditions. Our strategy includes increasing volumes from existing production and distribution facilities in order to improve operating efficiencies and reduce per unit costs. We plan additional investments in production facilities to expand our product offering in established markets and continue with our recent expansion in growth markets, such as the Middle East and Africa. We also plan additional investments in our North America distribution and fresh-cut fruit facilities and production operations to support our planned growth in this market.

Net Sales

Our net sales are affected by numerous factors, including mainly the balance between the supply of and demand for our produce and competition from other fresh produce companies. Our net sales are also dependent on our ability to supply a consistent volume and quality of fresh produce to the markets we serve. For example, seasonal variations in demand for bananas as a result of increased supply and competition from other fruit are reflected in the seasonal fluctuations in banana prices, with the first six months of each year generally exhibiting stronger demand and higher prices, except in those years where an excess supply exists.  In 2017, our overall banana sales volume increased by 1% and our average per unit sales prices decreased by 3%, primarily due to high industry supplies, resulting in an overall decrease of 2% in banana net sales. Our net sales of other fresh produce were positively impacted by higher sales volumes and per unit sale prices of avocados and plantains in North America combined with higher sales volumes and higher per unit sale prices of fresh-cut products in all regions. Negatively impacting our net sales of other fresh produce was a 11% decrease in sales volume of non-tropical fruit, principally citrus and apples in the Middle East. In our prepared food business, we generally realize the largest portion of our net sales and gross profit in the third and fourth quarters of the year. During 2017, our prepared food net sales decreased primarily as a result of lower per unit sale prices and sales volumes of canned pineapple and deciduous products combined with lower sale prices of industrial pineapple products principally due to lower production, increased competition and industry over-supply.

Since our financial reporting currency is the U.S. dollar, our net sales are significantly affected by fluctuations in the value of the currency in which we conduct our sales versus the dollar, with a strong dollar versus such currencies resulting in decreased net sales in dollar terms. Including the effect of our foreign currency hedges, net sales for 2017 were negatively impacted by $12.5 million, as compared to 2016, principally as a result of a weaker euro, British pound and Japanese yen.

During 2017, our net sales were positively affected by higher sales volumes of avocados principally sourced from independent growers in Mexico and by higher sales volume of fresh-cut products in all regions that resulted from an expanded customer base and improved demand for our products along with increased production capability. Our net sales growth in recent years has been achieved primarily through higher sales volume in existing markets of other fresh produce, primarily fresh-cut products, avocados, plantains and non-tropical fruit combined with increased sales volumes of bananas in existing and new markets. Our net sales growth in recent years has also been attributable to a broadening of our product line with the expansion of our fresh-cut produce business, specifically increased sales to the foodservice sector and convenience stores combined with our expansion into new markets as well as new product offerings including berries and other fruits and vegetables. We expect our net sales growth to continue to be driven by increased sales volumes across all of our segments. In the Middle East, we expect to continue to increase our net sales of our fresh produce and prepared food product offerings as a result of our expansion in various markets in the region. In North America and Europe, we expect our sales growth to continue with new fresh-cut product offerings and increased volumes of existing products. We also expect to increase our sales by developing new products in the prepared food segment, targeting the convenience store and foodservice trade in selected European and Middle East markets and to continue to expand our sales of beverage products in the Middle East, European and Sub-Sahara African markets.

Cost of Products Sold

Cost of products sold is principally composed of two elements, product and logistics costs. Product cost for our produce is primarily composed of cultivation (the cost of growing crops), harvesting, packaging, labor, depreciation and farm administration. Product cost for produce obtained from independent growers is composed of procurement and packaging costs. Logistics costs include land and sea transportation and expenses related to port facilities and distribution centers. Sea transportation cost is the most significant component of logistics costs and is comprised of the cost of ship operating expenses, chartering refrigerated ships and container equipment related costs. Ship operating expenses for our owned ships include operations, maintenance, depreciation, insurance, fuel (the cost of which is subject to commodity price fluctuations), and port charges. For chartered ships, operating expenses include the cost of chartering the ships, fuel and port charges. Container equipment costs include leasing expense and in the case of owned equipment, also depreciation expense. Third-party containerized shipping rates are also a significant component of our logistic costs. In recent years these container shipping rates have decreased and we have increased the use of third-party containerized shipping. Overall, our per unit sea transportation costs have decreased in recent years principally as a result of improved ship utilization combined with lower operating expenses and greater use of containers.

Variations in containerboard prices, which affect the cost of boxes and other packaging materials, and fuel prices can have a significant impact on our product cost and our profit margins. Also, variations in the production yields, fertilizers and other input costs and the cost to procure products from independent growers can have a significant impact on our costs. Containerboard, plastic, resin and fuel prices have historically been volatile. During 2016, cost of fuel decreased 25%, containerboard decreased 4% and fertilizer decreased 13% resulting in a reduction of cost of product sold of $26.2 million. During 2017, cost of fuel increased 36%, containerboard increased 2% and fertilizer decreased 3% resulting in an increase of cost of product sold of $21.7 million.

In general, changes in our volume of products sold can have a disproportionate effect on our gross profit. Within any particular year, a significant portion of our cost of products sold is fixed, both with respect to our operations and with respect to the cost of produce purchased from independent growers from whom we have agreed to purchase all the products they produce. Accordingly, higher volumes produced on company-owned farms directly reduce the average per-box cost, while lower volumes directly increase the average per-box cost. In addition, because the volume that will actually be produced on our farms and by independent growers in any given year depends on a variety of factors, including weather, that are beyond our control or the control of our independent growers, it is difficult to predict volumes and per-box costs. During 2017, cost of product sold was negatively affected by higher fuel costs and positively affected by lower ship operating expenses and lower third-party containerized shipping costs, resulting in a 4% reduction in our per unit ocean freight costs. Our banana production and procurement costs remained relatively flat and our pineapple production and procurement costs were slightly lower. In our expanding avocado and fresh-cut product category, procurements costs increased significantly as unfavorable growing conditions in Mexico and higher costs negatively affected our results. Non-tropical fruit costs were also negatively affected by unfavorable growing conditions in our Chile operations. In our prepared food segment, production costs were positively affected by lower poultry production costs in our Jordanian operations and negatively affected by increased production costs for canned pineapple in our Kenya operations.

Since our financial reporting currency is the U.S. dollar, our costs are affected by fluctuations in the value of the currency in which we have significant operations versus the dollar, with lower costs resulting from a strong U.S. dollar. During 2017, cost of products sold was positively impacted by approximately $13.2 million as compared with 2016 due to a weaker Costa Rica colon, Philippine peso and British pound.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily include the costs associated with selling in countries where we have our own sales force, advertising and promotional expenses, professional fees, general corporate overhead and other related administrative functions. During 2017, our selling, general and administrative expenses decreased primarily as a result of lower executive compensation and legal expenses.

Loss (Gain) on Disposal of Property, Plant and Equipment

Loss (gain) on disposal of property, plant and equipment was $3.0 million in 2017 comprised primarily of the loss on disposal of low-yielding banana plants in Costa Rica and Guatemala in order to replant and improve productivity, disposal of deciduous plants in Chile, and a gain on the sale of shipping containers.

Goodwill and Trademark Impairment Charges

We review goodwill and other intangible assets for impairment on an annual basis or earlier if indicators for impairment are present. During 2017, we incurred a trademark impairment of $0.9 million related to the DEL MONTE® perpetual, royalty-free brand name license for beverage products in the United Kingdom due to lower than expected sales volume and pricing related to the prepared food segment. During 2016, we incurred a goodwill impairment of $2.6 million representing 100% of the goodwill associated with the poultry business in Jordan due to underperformance.

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

Asset Impairment and Other Charges, Net

In 2017, we incurred asset impairment and other charges totaling $1.8 million related to flood damage in our Chile non-tropical fruit and Philippines banana operations, asset impairments in Central America in the banana segment, impairment due to our decision to cease the development of an investment initiative in Africa, other charges related to Kunia Well Site in Hawaii for EPA remediation additional expenses and a credit due to insurance proceeds related to previously announced flood damage in our Chile non-tropical fruit operations.

In 2016, we incurred asset impairment and other charges totaling $27.2 million principally related to compensatory expenses related to the former President/COO's transition, asset impairments in the banana segment in the Philippines and Central America, contract termination charges in the United Kingdom and other charges related to the Kunia, Hawaii well site environmental liability.

Interest Expense

Interest expense consists primarily of interest on borrowings under working capital facilities that we maintain and interest on other long-term debt primarily for capital lease obligations. In 2017, our interest expense increased due to higher average debt balances and higher interest rates.

Other Expense, Net

Other expense, net, primarily consists of currency exchange gains or losses and other miscellaneous income and expense items. During 2017, we incurred lower foreign exchange losses as compared with 2016.

Provision for Income Taxes

The provision for income taxes in 2017 was $24.9 million. Income taxes consist of the consolidation of the tax provisions, computed on a separate entity basis, in each country in which we have operations. Since we are a non-U.S. company with substantial operations outside the United States, a substantial portion of our results of operations is not subject to U.S. taxation. Several of the countries in which we operate have lower tax rates than the United States. We are subject to U.S. taxation on our operations in the United States. From time to time, tax authorities in various jurisdictions in which we operate audit our tax returns and review our tax positions. There are audits presently pending in various countries. There can be no assurance that any tax audits, or changes in existing tax laws or interpretations in countries in which we operate will not result in an increased effective tax rate for us.

Tax reform
On December 22, 2017, the United States enacted significant changes to tax law following the passage and signing of The Tax Cuts and Jobs Act (“the Act”).
We are subject to the provisions of the ASC guidance on Income Taxes, which requires that the effect on deferred tax assets and liabilities of a change in tax rates be recognized in the period the tax rate change was enacted. Among other items, the legislation permanently reduces the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. As a result, this caused our U.S. net deferred tax assets to be revalued. Our deferred tax assets represent a decrease in corporate taxes expected to be paid in the future. The reduction in the federal corporate tax rate reduces these benefits. As a result of the decrease in the U.S. corporate tax rate, in the fourth quarter we incurred a one-time, non-cash increase to income tax expense of $2.1 million for the year ended December 29, 2017.
The Act includes a transition rule that provides for a mandatory repatriation tax imposed on U.S. Companies with certain foreign subsidiaries (the "Transition Tax").
We have two subsidiaries for which the Transition Tax may apply. The SEC has issued Staff Accounting Bulletin ("SAB") No. 118 which allows us to record provisional amounts during a measurement period which is similar to the measurement period used when accounting for business combinations. Due to the fact that these two subsidiaries are equity-method investments which have not historically been material, there is a lack of information available to us at this time in order to calculate this Transition Tax. Therefore, no tax liability for the repatriation tax has been recorded at this time. We will continue to analyze available data for these subsidiaries as it becomes available, and will revise the provisional estimate for Transition Tax if needed as required by SAB 118.
New Internal Revenue Code section 951A has been adopted, which would require a U.S. shareholder of a Controlled Foreign Corporation ("CFC"), to include in income its Global Intangible Low-taxed Income ("GILTI") in a manner similar to subpart F income. The statutory language allows a deduction for corporate shareholders equal to 50% of GILTI, which would be reduced to 37.5% starting in 2026. In general, GILTI would be the excess of a shareholder’s CFCs’ net income over a routine or ordinary return. GILTI is described as the excess of a U.S. shareholder’s net CFC tested income over its “net deemed tangible income return,” which is defined as 10% of its CFCs’ “qualified business asset investment,” reduced by certain interest expense taken into account in determining net CFC tested income. The provision will impact us beginning in 2018. Under the revised definition of CFC’s, two of our subsidiaries become SFC’s and fall under the GILTI provision beginning in 2018. Based upon the historical level of earnings and assets in these companies, we do not anticipate that the impact of this provision will be material.
Beginning in 2018, Base Erosion and Anti Abuse Tax ("BEAT") is applicable to domestic taxpayers that make payments to foreign related parties for which a deduction is otherwise allowable, or for payments made in connection with acquisition of depreciable property. Payments for items which are a component of cost of sales are treated as a reduction of gross receipts and are excluded from the scope of the provision. The base of the BEAT excludes these payments, and the resulting income is subject to a 10% tax rate. The BEAT is then compared to the tax computed on a regular basis and taxpayers would pay the higher of the two amounts. The vast majority of payments made by our U.S. subsidiaries to foreign related parties are for procurement of fresh produce product. These payments are recorded as a component of cost of sales and therefore are excluded from the BEAT base. Unless our U.S. subsidiaries make significant future payments to foreign related parties other than for the procurement of fresh produce, this provision will not have an impact to our financial condition, results of operations and cash flows.

Results of Operations

The following table presents, for each of the periods indicated, certain income statement data expressed as a percentage of net sales:

	Year ended
	December 29, 2017	December 30, 2016	January 1, 2016
Statement of Income Data:
Net sales	100.0%	100.0%	100.0%
Gross profit	8.1	11.5	8.4
Selling, general and administrative expenses	4.2	4.7	4.5
Operating income	3.7	6.1	2.2
Interest expense	0.2	0.1	0.1
Net income attributable to
Fresh Del Monte Produce Inc.	3.0	5.6	1.5

The following tables present for each of the periods indicated (i) net sales by geographic region, (ii) net sales by product category and (iii) gross profit by product category and, in each case, the percentage of the total represented thereby:

	Year ended
	December 29, 2017		December 30, 2016		January 1, 2016
	(U.S. dollars in millions)
Net sales by geographic region:
North America	$2,382.4	58%	$2,221.5	55%	$2,236.1	55%
Europe	665.9	16%	673.1	17%	721.6	18%
Middle East	518.8	13%	569.8	14%	586.6	14%
Asia	460.2	11%	477.2	12%	441.4	11%
Other	58.6	2%	69.9	2%	70.8	2%
Total	$4,085.9	100%	$4,011.5	100%	$4,056.5	100%

	Year ended
	December 29, 2017		December 30, 2016		January 1, 2016
	(U.S. dollars in millions)
Net sales by product category:
Banana	$1,775.1	43%	$1,811.5	45%	$1,867.6	46%
Other fresh produce	1,997.2	49%	1,852.6	46%	1,826.3	45%
Prepared food	313.6	8%	347.4	9%	362.6	9%
Total	$4,085.9	100%	$4,011.5	100%	$4,056.5	100%

Gross profit by product category:
Banana	$113.4	34%	$159.5	35%	$76.5	22%
Other fresh produce	179.2	54%	236.7	51%	208.7	61%
Prepared food	39.0	12%	65.2	14%	57.1	17%
Total	$331.6	100%	$461.4	100%	$342.3	100%

2017 Compared with 2016

Net Sales. Net sales for 2017 were $4,085.9 million compared with $4,011.5 million in 2016. The increase in net sales of $74.4 million was attributable to higher net sales in our other fresh produce segment, partially offset by lower net sales in our banana and prepared food segments.

•
Net sales in the other fresh produce segment increased $144.6 million principally as a result of higher net sales of fresh-cut products, avocados and plantains, partially offset by lower net sales of non-tropical fruit.

◦
Net sales of fresh-cut products increased due to higher worldwide sales volumes primarily as a result of increased customer demand in all regions combined with higher per unit sales prices in North America. Sales volumes were significantly higher in North America, Europe and Asia. Contributing to the sales growth in the fresh-cut produce category were higher net sales to convenience stores and to the food service sector.

◦
Net sales of avocados increased due to higher per unit sales prices in North America primarily due to tight industry supplies and higher customer demand as well as higher sales volumes as a result of our expanded sourcing operation in Mexico.

◦	Net sales of plantains increased due to higher sales volumes and per unit sales price in North America primarily as a result of higher customer demand.

◦
Net sales of non-tropical fruit decreased primarily due to lower sales volumes and per unit sales price of apples and citrus in the Middle East principally a result of lower demand. Partially offsetting this decrease were higher net sales of blueberries and strawberries in North America principally due to increase customer demand.

•
Net sales of bananas decreased $36.4 million principally due to lower net sales in the Middle East and Asia, partially offset by higher net sales in North America and Europe. Worldwide banana sales volume increased by 1%.

◦
Middle East banana net sales decreased principally due to lower per unit sales price as a result of high industry volumes during the first half of the year as well as lower sales volume during the fourth quarter.

◦	Asia banana net sales decreased as a result of lower per unit sales price principally due to high industry supply and increased competition.

◦	North America banana net sales increased as a result of higher sales volumes and per unit sales price, principally due to increased customer demand.

◦	Europe banana net sales increased slightly due to higher sales volumes, partially offset by lower per unit sales price primarily as a result of unfavorable euro and British pound exchange rates.

•
Net sales in the prepared food segment decreased $33.8 million principally due to lower sales volume and per unit sales price of canned pineapple and deciduous products as a result of lower production and increased competition. Also contributing to the decrease were lower pricing on industrial pineapple products, primarily as a result of high industry supply. Partially offsetting this decrease were higher net sales in our Jordanian poultry business principally as a result of improved pricing.

Cost of Products Sold. Cost of products sold was $3,754.3 million for 2017 compared with $3,550.1 million in 2016, an increase of $204.2 million. The increase was primarily attributed to higher fruit costs for fresh-cut products in North America as a result of higher input costs, and higher fruit costs for avocados and non-tropical fruit in North America primarily due to unfavorable growing conditions in Chile and Mexico. Also contributing to the increase was a 1% increase in total sales volume. Partially offsetting these increases in cost of product sold was lower ocean freight cost for bananas principally due to improved ship utilization and reduced container rates combined with favorable exchange rates in Costa Rica and the Philippines.
Gross Profit. Gross profit was $331.6 million for 2017 compared with $461.4 million for 2016, a decrease of $129.8 million. This decrease was attributable to lower gross profit in all of our business segments.

•
Gross profit in the other fresh produce segment decreased $57.5 million principally due to lower gross profit on pineapples, non-tropical fruit, and fresh-cut products, partially offset by higher gross profit on tomatoes and avocados.

◦
Gross profit on pineapples decreased principally due to lower per unit sales price in North America and Europe primarily as a result of higher industry supplies and unfavorable euro and British pound exchange rates. Partially offsetting this decrease was higher gross profit in Asia and the Middle East primarily due to lower fruit cost. Worldwide pineapple per unit sales price decreased 7% and per unit costs decreased 1%.

◦
Gross profit on non-tropical fruit decreased primarily due to lower per unit sales price of grapes in North America as a result of oversupply during the first half of 2017. Also contributing to the decrease in gross profit were lower sales volumes and pricing of apples combined with lower sales volumes of citrus in the Middle East, principally due to lower demand.

◦
Gross profit on fresh-cut products decreased principally due to higher fruit and distribution cost in North America, partially offset by higher sales volumes in all of our regions. Worldwide fresh-cut products per unit sales price increased 2% and per unit costs increased 7%.

◦	Gross profit on tomatoes increased principally due to lower fruit costs resulting from lower production and procurement costs as well as lower distribution costs in North America.

◦	Gross profit on avocados increased due to higher sales volumes in North America primarily as a result of higher demand.

•
Gross profit in the banana segment decreased by $46.1 million primarily due to lower per unit sales price in Asia, the Middle East and Europe as a result of higher industry supplies, lower customer demand and unfavorable euro, yen and British pound exchange rates. Partially offsetting these decreases were higher gross profit in North America due to higher sales volumes and a slight increase in per unit sales price. Worldwide banana per unit sales prices decreased 3% and per unit cost remained relatively flat.

•
Gross profit in the prepared food segment decreased by $26.2 million principally due to lower sales prices on industrial pineapple products as a result of excess industry supply combined with lower sales volumes and selling prices of canned pineapple products primarily due to lower demand. Partially offsetting these decreases were higher gross margin in our Jordanian poultry business as a result of higher sales and reduced costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $14.2 million from $187.4 million in 2016 to $173.2 million in 2017. The decrease was principally due to lower executive compensation as a result of lower earnings combined with lower legal expenses. Also contributing to the decrease were lower advertising and promotional expenses in Europe.

Loss (Gain) on Disposal of Property, Plant and Equipment. The loss (gain) on disposal of property, plant and equipment was $3.0 million during 2017 consisting principally of the loss on disposal of low-yielding banana plants in Costa Rica and Guatemala in order to replant and improve productivity, disposal of deciduous plants in Chile, partially offset by a gain on the sale of shipping containers. During 2016, the gain on disposal of property, plant and equipment netted to zero as the loss on disposal of low-yielding banana plants in Costa Rica and Guatemala in order to replant and improve productivity, disposal of deciduous plants in Chile and a loss on the sale of a refrigerated ship, where offset by gains on the sale of surplus land in Central and South America.
Goodwill and Trademark Impairment. In 2017, we incurred $0.9 million for impairment of the DEL MONTE® perpetual, royalty-free brand name license for beverage products in the United Kingdom due to lower than expected sales volume and pricing related to the prepared food segment. In 2016, we incurred $2.6 million in goodwill impairment representing 100% of the goodwill associated with the poultry business in Jordan in the prepared food segment. This impairment was principally due to underperformance.
Asset Impairment and Other Charges, Net. Asset impairment and other charges, net, was $1.8 million in 2017 as compared with $27.2 million in 2016.
Asset impairments and other charges, net, for 2017 were:

•	$1.5 million due to our decision to cease the development of an investment initiative in Africa related to the prepared food segment;

•	$0.8 million related to flood damage in our Philippines banana operations;

•	$0.6 million related to underutilized assets in Central America related to the banana segment;

•	$1.8 million related to flood damage in our Chile non-tropical fruit operation;

•	a credit of $(3.4) million for insurance recoveries related to previously announced flood damage in our Chile non-tropical fruit operations; and

•	$0.5 million related to Kunia Well Site in Hawaii for EPA remediation additional expenses.

Asset impairments and other charges (credits), net, for 2016 were:

•	$19.7 million in compensatory expense related to the former President/COO's transition comprised of:

◦	Cash payments, primarily to be paid during the fourth quarter, of $5.0 million in severance plus $4.0 million in tax gross up and $0.8 million in accelerated fourth quarter bonus,
◦$3.0 million related to a 50,000 share grant,
◦$5.9 million of share based payments accelerated due to termination, and
◦$1.0 million of post employment medical benefits;

•	$2.5 million in asset impairment due to our decision to convert a banana plantation in the Philippines to a pineapple plantation during the next three years;

•	$2.5 million in asset impairments and other charges related to drought conditions in Brazil and our decision to abandon certain banana and other fresh produce growing areas;

•	$0.7 million in contract termination charges related to an underutilized facility in the United Kingdom principally related to the banana segment;

•	$1.2 million in impairment charges related to underutilized assets in Central America in the banana segment; and

•	$0.6 million in other charges primarily related to Kunia Well Site in Hawaii for EPA remediation discount rate adjustment.

Operating Income. Operating income in 2017 was $152.7 million compared with an operating income of $244.2 million in 2016, a decrease of $91.5 million. The decrease in operating income was principally due to lower gross profit and a higher loss on disposal of property, plant and equipment, partially offset by lower selling, general and administrative expenses, lower goodwill and trademark impairment charges and lower asset impairment and other charges, net.
Interest Expense. Interest expense was $6.4 million in 2017 compared with $4.1 million in 2016, an increase of $2.3 million. The increase was due to higher average debt balances and higher interest rates.
Other Expense, Net. Other expense, net, was $3.0 million for 2017 compared with $3.4 million in 2016. The decrease in other expense, net, of $0.4 million was principally attributable to lower foreign exchange losses.

Provision for Income Taxes. Provision for income taxes was $24.9 million in 2017 compared with $11.8 million in 2016. The increase in the provision for income taxes of $13.1 million is primarily due to higher taxable earnings in certain jurisdictions and the effect of the movement in deferred taxes which includes a one-time, non-cash increase to income tax expense of $2.1 million, as a result of the effect of the decrease in the U.S. Federal tax rate from 35% to 21%.
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

◦
Europe banana net sales decreased due to lower sales volume principally as a result of the loss of customers in Northern Europe due to increased competition combined with lower industry volumes. Also, contributing to the decrease in net sales were lower per unit sales prices primarily a result of an unfavorable British pound and euro exchange rates.

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

Cost of Products Sold.  Cost of products sold was $3,550.1 million for 2016 compared with $3,714.2 million in 2015, a decrease of $164.1 million. This decrease was primarily attributable to lower transportation costs, a direct result of lower fuel and ship operating costs combined with lower rates for containerized shipments. Also contributing to the decrease in cost of product sold was lower banana fruit cost and lower production cost in the prepared food segment resulting from lower procurement cost and improved yields. In addition, cost of product sold also decreased due to a 3% reduction in total worldwide sales volumes.
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

Loss (Gain) on Disposal of Property, Plant and Equipment. The loss (gain) on disposal of property, plant and equipment netted to zero during 2016 as the loss on disposal of low-yielding banana plants in Costa Rica and Guatemala in order to replant and improve productivity, disposal of deciduous plants in Chile and a loss on the sale of a refrigerated ship, where partially offset by gains on the sale of surplus land in Central and South America. During 2015, the gain on disposal of property, plant and equipment of $2.1 million consisted primarily of the sales of two refrigerated ships.
Goodwill and Trademark Impairment. In 2016, we incurred $2.6 million in goodwill impairment representing 100% of the goodwill associated with the poultry business in Jordan in the prepared food segment. This impairment was principally due to underperformance. In 2015, we incurred a goodwill impairment of $66.1 million representing 100% of the goodwill associated with the 2003 acquisition of the tomato and vegetable business in North America. This impairment was principally due to the failure of this business to meet our expectation due to underperformance.
Asset Impairment and Other Charges, Net. Asset impairment and other charges, net, was $27.2 million in 2016 as compared with $3.4 million in 2015.
Asset impairments and other charges, net, for 2016 were:

•	$19.7 million in compensatory expense related to the former President/COO's transition comprised of:

◦	Cash payments, primarily to be paid during the fourth quarter, of $5.0 million in severance plus $4.0 million in tax gross up and $0.8 million in accelerated fourth quarter bonus,

◦	$3.0 million related to a 50,000 share grant,

◦	$5.9 million of share based payments accelerated due to termination, and

◦	$1.0 million of post employment medical benefits;

•	$2.5 million in asset impairment due to our decision to convert a banana plantation in the Philippines to a pineapple plantation during the next three years;

•	$2.5 million in asset impairments and other charges related to drought conditions in Brazil and our decision to abandon certain banana and other fresh produce growing areas;

•	$0.7 million in contract termination charges related to an underutilized facility in the United Kingdom principally related to the banana segment;

•	$1.2 million in impairment charges related to underutilized assets in Central America in the banana segment; and

•	$0.6 million in other charges primarily related to Kunia Well Site in Hawaii for EPA remediation discount rate adjustment.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $194.2 million for 2017 compared with $344.6 million for 2016, a decrease of $150.4 million. The decrease in net cash provided by operating activities was principally attributable to lower net income and higher levels of inventory and accounts receivable. Partially offsetting these increases were lower prepaid expenses and other current assets combined with higher accounts payables and accrued expenses.

Net cash provided by operating activities was $344.6 million for 2016 compared with $237.2 million for 2015, an increase of $107.4 million. The increase in net cash provided by operating activities was principally attributable to higher net income combined with changes in operating assets and liabilities. Lower other accounts receivables combined with higher accounts payable and accrued expenses were partially offset by higher levels of inventory.

Working capital was $626.0 million at December 29, 2017 compared with $592.0 million at December 30, 2016, an increase of $34.0 million. This increase in working capital is principally due to higher cash, accounts receivables and inventory. Partially offsetting these increases were lower prepaid expenses and other current assets combined with higher accounts payable and accrued expenses. Accounts receivable increased primarily due to higher sales in North America combined with a slight increase in days sales outstanding. Inventories increased due to higher levels of canned pineapple and deciduous products and higher levels of industrial pineapple products, primarily due to lower sales. Also contributing to the increase in inventory were higher levels of paper used for boxes and higher levels of pineapple and melon deferred growing crops.

Net cash used in investing activities was $133.8 million for 2017, $143.3 million for 2016 and $124.7 million for 2015. Net cash used in investing activities for 2017 consisted of $138.5 million in capital expenditures, partially offset by $4.7 million in proceeds from sales of property, plant and equipment. Approximately $61.0 million of our 2017 capital expenditures were related to the banana segment. Banana segment capital expenditures consisted primarily of approximately $28.7 million for expansion of our production operations in the Philippines and approximately $17.3 million for expansion and improvements to our production operations in Central America. The remainder of our banana segment capital expenditures of approximately $15.0 million were principally for expansion and improvements to our distribution centers in North America and the Middle East and for information technology expenditures. Approximately $66.9 million of our 2017 capital expenditures were related to the other fresh produce segment. This consisted principally of $18.9 million for expansion of pineapple operations in Costa Rica and the Philippines and $9.6 million for expansion and improvements to our non-tropical fruit operations in Chile. Also, included in our capital expenditures for the other fresh produce segment in 2017 were approximately $24.7 million for expansion and improvements to our fresh-cut and distribution facilities in North America and $13.7 million for improvements and expansion to our distribution and production facilities in the Middle East and Asia. Approximately $10.6 million of our 2017 capital expenditures were related to our prepared food segment, consisting principally of improvements to our production facilities in Kenya and the Middle East.

Net cash used in investing activities for 2016 consisted of $146.7 million in capital expenditures and purchase of businesses of $9.0 million, partially offset by $12.4 million in proceeds from sales of property, plant and equipment. Approximately $75.7 million of our 2016 capital expenditures were related to the banana segment. Banana segment capital expenditures consisted primarily of approximately $34.8 million for expansion of our production operations in the Philippines and approximately $20.8 million for expansion and improvements to our production operations in Central America and Brazil. The remainder of our banana segment capital expenditures of approximately $20.1 million were principally for a new distribution center in South Korea and additional ripening room capacity and other improvements to our distribution centers in North America and the Middle East, including information technology expenditures. Approximately $63.1 million of our 2016 capital expenditures were related to the other fresh produce segment. This consisted principally of $23.6 million for expansion of pineapple operations in Costa Rica and the Philippines and $12.0 million for expansion and improvements to our non-tropical fruit operations in Chile. Also included in our capital expenditures for the other fresh produce segment in 2016 were approximately $22.5 million for expansion and improvements to our fresh-cut operations and distribution facilities in North America and the Middle East and a new tomato operation in Jordan and approximately $5.0 million for new fresh-cut operations in France and South Korea. Approximately $7.9 million of our 2016 capital expenditures were related to our prepared food segment, consisting principally of improvements to our production facilities in Kenya and the Middle East. Purchase of businesses consisted of the purchase of a blueberry farm in Chile for $7.1 million in cash and two apple and grape farms in Chile for $3.5 million, of which $1.9 million was paid in cash and the remaining $1.6 million was paid using the forgiveness of previous advances to the growers. The purchase of businesses was funded using operating cash flows and available borrowings under our credit facility. Proceeds from sale of property, plant and equipment for 2016 consisted primarily of the sale of surplus land in Central and South America and the sale of a refrigerated ship and other surplus equipment.

Net cash used in investing activities for 2015 consisted of $131.6 million in capital expenditures, partially offset by $6.9 million in proceeds from sales of property, plant and equipment. Approximately $59.1 million of our 2015 capital expenditures were related to the banana segment. Banana segment capital expenditures consisted primarily of approximately $26.1 million for improvements and expansion of our production operations in Central America and approximately $21.6 million for expansion of our production operations in the Philippines. The remainder of our banana segment capital expenditures of approximately of $11.4 million were principally for additional ripening room capacity and other improvements to our distribution centers in North America and Asia. Approximately $46.6 million of our capital expenditures were related to the other fresh produce segment. This consisted principally of $30.0 million for expansion and improvements to our fresh-cut fruit operations in North America, the Middle East and Asia and our production operations in Chile. Also, included in our capital expenditures related to the other fresh produce segment were $16.6 million for improvements and expansion to our pineapple operations in Costa Rica and the Philippines. Approximately $25.9 million of our capital expenditures in 2015 were related to the prepared food segment, consisting principally of $13.5 million for improvements to production facilities in Kenya and Greece, $6.9 million for a juice plant in Costa Rica and $5.5 million for improvements to our production facilities in the Middle East. Included in the capital expenditures above were approximately $5.5 million for information technology systems. The proceeds from sales of property, plant and equipment of $6.9 million consisted primarily of the sale of two refrigerated ships and other surplus equipment.

Net cash used in financing activities was $53.8 million for 2017, $205.4 million for 2016 and $133.8 million for 2015. Net cash used in financing activities for 2017 consisted of $4.6 million for distributions to noncontrolling interests, $142.0 million in repurchase and retirement of ordinary shares, $5.6 million for stock-based awards settled in cash for taxes and $30.1 million in dividends paid, partially offset by $126.9 million for net borrowings on long-term debt, $1.6 million in proceeds from stock options exercised.

Net cash used in financing activities for 2016 consisted of $26.5 million for net payments on long-term debt, $45.0 million for purchase of noncontrolling interest, $0.2 million for distributions to noncontrolling interests, $108.4 million in repurchase and retirement of ordinary shares, $9.3 million in stock-based awards settled in cash for taxes and $28.2 million in dividends paid, partially offset by $12.2 million in proceeds from stock options exercised. Purchase of noncontrolling interest of $45.0 million related to our purchase on April 28, 2016 of the remaining 60% noncontrolling interest in one of our pineapple producers, which was paid using operating cash flows and available borrowings under the Credit Facility. This purchase of the noncontrolling interest allows us to take management control of this Del Monte Gold® Extra Sweet pineapple operation and facilitates its expansion.

Net cash used in financing activities for 2015 consisted of $19.0 million for net payments on long-term debt, $1.8 million for distributions to noncontrolling interests, $117.4 million in repurchase of ordinary shares and $28.2 million in dividends paid, partially offset $35.3 million in proceeds from stock options exercised.

On April 16, 2015, we entered into a five year, $800.0 million syndicated senior unsecured revolving credit facility maturing on April 15, 2020 (the "Credit Facility") with Bank of America, N.A. as administrative agent and Merril Lynch, Pierce, Fenner & Smith Inc. as sole lead arranger and sole book manager. Borrowings under the Credit Facility bear interest at a spread over the London Interbank Offer Rate ("LIBOR") that varies with our leverage ratio. The margin for LIBOR advances under the Credit Facility currently is 1.25%. The Credit Facility also includes a swing line facility, a letter of credit facility and a feature which allows, with bank approval, an increase in availability of up to an additional $300.0 million. We intend to use the Credit Facility from time to time for general corporate purposes, which may include the repayment or refinancing of our existing indebtedness, working capital needs, capital expenditures, funding of possible share repurchases and satisfaction of other obligations.

On June 20, 2017, we renewed the renewable 364-day, $25.0 million commercial and stand-by letter of credit facility with Rabobank Netherland, entered on June 22, 2015.

At December 29, 2017, we had borrowings of $356.2 million outstanding under the Credit Facility bearing interest at a per annum rate of 2.79%. In addition, we pay an unused commitment fee.

The Credit Facility is unsecured as long as we meet a certain leverage ratio and also requires us to comply with certain financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers.  As of December 29, 2017, we were in compliance with all of the financial and other covenants contained in the Credit Facility.

At December 29, 2017, we had $475.0 million of borrowing availability under committed working capital facilities, primarily under the Credit Facility.  At December 29, 2017, we applied $7.5 million to the Rabobank Nederland letter of credit facility, comprised primarily of certain contingent obligations and other governmental agencies and purchases of equipment guarantees. We also had $16.6 million in other letters of credit and bank guarantees not included in the letter of credit facility.

As of December 29, 2017, we had $357.6 million of long-term debt and capital lease obligations, including the current portion, consisting of $356.2 million outstanding under the Credit Facility, and $1.4 million of capital lease obligations.

Based on our operating plan, combined with our borrowing limit under our Credit Facility, we believe we will have sufficient resources to meet our cash obligations in the foreseeable future. As of December 29, 2017, we had cash and cash equivalents of $25.1 million.

We paid approximately $0.6 million primarily for contractual obligations during 2017, as a result of the closure of distribution centers in the United Kingdom and Germany. We expect to make additional payments of approximately $0.3 million principally related to closure of certain facilities in the United Kingdom. These cash outlays were or will be funded from operating cash flows and available borrowings under our Credit Facility.

The principal capital expenditures planned for 2018 consist primarily of the expansion and improvement of production facilities in Costa Rica, the Philippines, Chile, Guatemala, Mexico, Panama and Jordan. We also plan capital expenditures for expansion and improvements of our distribution and fresh-cut facilities in the United States, Europe and Asia. In addition, on December 22, 2017, we entered into a definitive agreement for the building of two new refrigerated container ships for $58.0 million to be delivered in 2020. The agreement requires payments of approximately $11.4 million in 2018, $5.7 million in 2019 and $40.9 million in 2020 for these two ships. As part of this ship building agreement, we have two options for two additional ships on each option. We plan to exercise these options in 2018 in order to replace the entire US east coast fleet of ships. We expect to fund our capital expenditures in 2018 through operating cash flows and borrowings under our Credit Facility. We generated cash from operations of $194.2 million in 2017 and had $443.8 million of borrowing capacity available under our Credit Facility as of December 29, 2017.

The fair value of our derivatives related to our foreign currency cash flow hedges changed from an asset of $5.4 million as of December 30, 2016 to a liability of $1.4 million as of December 29, 2017.  For foreign currency hedges, these fluctuations are primarily driven by the strengthening or weakening of the U.S. dollar compared to currencies being hedged relative to the contracted exchange rates and the settling of a number of contracts throughout 2017. During 2017, derivative contracts to hedge the euro and Japanese yen relative to our sales were settled; derivative contracts to hedge the Korean won relative to our cost of sales were also settled. The change in 2017 was primarily related to the settling of the majority of the contracts throughout 2017.

We enter into derivative instruments with counterparties that are highly rated and do not expect a deterioration of our counterparty’s credit ratings; however, the deterioration of our counterparty’s credit ratings would affect the Consolidated  Financial Statements in the recognition of the fair value of the hedges that would be transferred to earnings as the contracts settle. We expect that $1.4 million of the fair value of hedges recognized as loss in accumulated other comprehensive income will be transferred to earnings during the next 12 months along with the effect of the related forecasted transaction.

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

Recent Development

On February 6, 2018, we entered into a definitive agreement to acquire Mann Packing, an award-winning innovator and leading grower, processor and supplier of a broad variety of fresh and value-added vegetable products in North America. Mann Packing’s annual sales were approximately $535 million in 2017. We have agreed to acquire Mann Packing for an aggregate consideration of approximately $361.0 million in cash financed with cash on hand and our existing credit facility. The transaction is subject to regulatory approvals and other conditions that are customary for transactions of this type and is expected to close during the first quarter of 2018. Mann Packing’s strength in the vegetable category, one of the fastest growing fresh food segments, will allow us to diversify our business, leverage our distribution network and infrastructure and increase our market reach. In addition, this transaction is expected to provide us with synergies, enhancing our ability to better serve our combined customers and address consumers’ needs for healthier products.

Critical Accounting Policies and Estimates

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

Share-Based Compensation

Our share-based payments are composed entirely of compensation expense related to awards granted to employees and members of our Board of Directors, each of whom meets the definition of an employee under the provisions of the Accounting Standards Codification ™ (the “Codification” or “ASC”) guidance on “Compensation-Stock Compensation.”  We use the Black-Scholes option pricing model to estimate the fair value of stock options granted.

We recognize share-based compensation expense over the requisite service period, which is generally the vesting period of each award. Share-based compensation expense related to stock options, restricted stock awards and restricted stock units, for the year ended December 29, 2017, included in the determination of income before provision for income taxes and net income, totaled $12.1 million and is included in the accompanying Consolidated Statements of Income for the year ended December 29, 2017 in selling, general and administrative expenses.

The amount of cash received from the exercise of stock options was $1.6 million for the year ended December 29, 2017.

Goodwill and Indefinite-Lived Intangible Assets

We assess goodwill and indefinite-lived intangible assets for impairment on an annual basis on the first day of the fourth quarter of each year, or sooner if events indicate such a review is necessary.

During 2017, based on the annual impairment review of trade names and trademarks performed on the first day of our fourth quarter in 2017 and due to the underperformance of our prepared ambient juice business in the United Kingdom, we incurred a trade name and trademark impairment of $0.9 million.

During 2016, we incurred a goodwill impairment of $2.6 million representing 100% of the goodwill associated with the poultry business in Jordan in the prepared food segment. This impairment was principally due to underperformance.

Based on the annual impairment review of goodwill performed as of the first day of our fourth quarter in 2015 and due to the failure of the tomato and vegetable business in North America to meet our expectations, we wrote-off $66.1 million of goodwill, which was related to the 2003 tomato and vegetable business acquisition. We determined that there was no remaining implied fair value of goodwill for the tomato and vegetable business utilizing the discounted cash flow method, an income approach valuation method, which indicates the fair value of a business based on the cash flows that the business can be expected to generate. The implied fair value of goodwill, if any, is determined by comparing the value of the business using the discounted cash flow method to the fair value of the net assets of that business. As of December 29, 2017, we are not aware of any items or events that would cause an adjustment to the carrying value of Goodwill and Indefinite-Lived Intangible Assets.

As part of the 2004 Del Monte Foods acquisition, we also acquired perpetual, royalty-free licenses to use the DEL MONTE® brand for processed and/or canned food in more than 100 countries throughout Europe, Africa, the Middle East and certain Central Asian countries.  We can also produce, market and distribute certain prepared food products in North America based on our recently announced agreement with Del Monte Pacific utilizing the DEL MONTE® brand. This indefinite-lived intangible asset is not being amortized but is reviewed for impairment on the annual impairment assessment performed during the fourth quarter consistent with the Codification guidance on “Intangibles – Goodwill and Other” and includes $43.3 million in other non-current assets at December 29, 2017 related to these licenses.

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

The following table highlights the sensitivities of the indefinite-lived intangibles at risk as of December 29, 2017 (U.S. dollars in millions):

	Banana Reporting Unit Goodwill	Prepared Reporting Unit Trade Names and Trademarks
Carrying value of indefinite-lived intangible assets	$64.7	$43.3

Approximate percentage by which the fair value exceeds the carrying value based on the annual impairment test as of the first day of fourth quarter	23.0%	2.0%

Amount that a one percentage point increase in the discount rate and a 5% decrease in cash flows would cause the carrying value to exceed the fair value and trigger an impairment	$19.7	$4.3

Impairment of Long-Lived Assets

We account for the impairment of long-lived assets in accordance with the Codification guidance related to “Property, Plant and Equipment.” The Codification guidance requires write-downs to be incurred on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. We incurred charges related to impairment of long-lived assets of $3.7 million in 2017, $6.0 million in 2016 and $3.1 million in 2015. Such charges are included in asset impairment and other charges, net in the accompanying Consolidated Statements of Income for the years ended December 29, 2017, December 30, 2016 and January 1, 2016.

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

Environmental Remediation Liabilities

Estimated expenses associated with environmental remediation obligations are accrued when such expenses are probable and can be reasonably estimated. We have recorded provisions for the Kunia Well Site related to the expected environmental remediation. The related liability is based on the Record of Decision, which was issued by the EPA on September 25, 2003. In 2004, we commenced certain remediation and further testing activities. The total liability for the Kunia Well Site was $13.9 million for year ended December 29, 2017 and $13.7 million for year ended December 30, 2016. Going forward, we expect to expend approximately $4.6 million for 2018 through 2022 on this matter. The ultimate amount of the cost for the expected environmental remediation of the Kunia Well Site is dependent on the actual cost. Actual remediation costs could significantly differ from our estimates.

Derivative Financial Instruments

We account for derivative financial instruments in accordance with the ASC guidance on “Derivatives and Hedging.” The ASC on “Derivatives and Hedging” requires us to recognize the value of derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated as a hedge and qualifies as part of a hedging relationship. The accounting also depends on the type of hedging relationship, whether a cash flow hedge, a fair value hedge, or hedge of a net investment in a foreign operation. A fair value hedge requires that the change in the fair value of a derivative financial instrument be offset against the change in the fair value of the underlying asset, liability, or firm commitment being hedged through earnings. A cash flow hedge requires that the change in the fair value of a derivative instrument be recognized in other comprehensive income, a component of shareholders’ equity, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item.

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

We account for the fair value of our derivative financial instruments as either an asset in other current assets or non-current assets or a liability in accrued expenses or other non-current liabilities. We use an income approach to value our outstanding foreign currency.  An income approach consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts using current market information as of the measurement date such as foreign currency spot and forward rates. An element of default risk based on observable inputs is also built into the fair value calculation.

Fair Value Measurements

We measure fair value for financial instruments, such as derivatives on an ongoing basis. We measure fair value for non-financial assets, when a valuation is necessary, such as for impairment of long-lived and indefinite-lived assets when indicators of impairment exist.  Fair value is measured in accordance with the ASC on “Fair Value Measurements and Disclosures.” The ASC on “Fair Value Measurements and Disclosures” defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. The ASC also requires us to classify fair value measurements based on the weight of observable and unobservable valuation inputs as follows:  Level 1:  inputs are derived from quoted prices in active markets for identical assets; Level 2: inputs are derived from significant other observable inputs and Level 3:  inputs utilized are not observable.

During 2017, based on the annual impairment review of trade names and trademarks performed on the first day of our fourth quarter in 2017 and due to the underperformance of our prepared ambient juice business in the United Kingdom, we incurred a trade name and trademark impairment of $0.9 million. The fair value of the prepared food unit's U.K. Beverage trademark is $1.8 million. We utilized the royalty savings method, an income approach, to determine the fair value of the U.K. Beverage Del Monte trade names and trademarks. Under this approach, fair value is measured as the present worth of anticipated future net cash flows generated by the asset. We corroborate other inputs used in the royalty savings method with market participant assumptions such as royalty rates and discount rates utilized, however due to the mix of unobservable inputs utilized, the fair value of the trademarks are classified as Level 3 of the fair value hierarchy.

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

New Accounting Pronouncements

In February 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets: Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which clarifies the scope of asset derecognition and adds further guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers. This ASU will be effective for us beginning the first day of our 2018 fiscal year. Early adoption is permitted. We are evaluating the impact of adoption of this ASU on our financial condition, results of operations and cash flows, and, as such, we are not able to estimate the effect the adoption of the new standard will have on our financial statements.

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which will require companies to recognize the income tax effects of intra-entity sales and transfers of assets other than inventory, particularly those asset transfers involving intellectual property, in the period in which the transfer occurs. The ASU will be effective for us beginning the first day of our 2018 fiscal year. This guidance requires modified retrospective adoption. We are evaluating the impact of adoption of this ASU on our financial condition, results of operations and cash flows, and, as such, we are not able to estimate the effect the adoption of the new standard will have on our financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held. Entities will be required to use a new forward-looking “expected loss” model that results in the earlier recognition of allowances for losses on trade and other receivables. Additionally, entities will need to disclose significantly more information about credit quality by year of origination for most financing receivables. This ASU will be effective for us beginning the first day of our 2020 fiscal year. Early adoption is permitted beginning the first day of our 2019 fiscal year. We are evaluating the impact of adoption of this ASU on our financial condition, results of operations and cash flows, and, as such, we are not able to estimate the effect the adoption of the new standard will have on our financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases may result in the lessee recognizing a right-of use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize a straight-line total lease expense. The guidance also requires qualitative and specific quantitative disclosures to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities, including significant judgments and changes in judgments. This ASU will be effective for us beginning the first day of our 2019 fiscal year. Early adoption is permitted. We are evaluating the impact of adoption of this ASU on our financial condition, results of operations and cash flows, and, as such, we are not able to estimate the effect the adoption of the new standard will have on our financial statements.

In May 2014, the FASB issued an ASU, Revenue from Contracts with Customers, and has subsequently issued several supplemental and/or clarifying ASUs (collectively, "ASC 606"), which prescribes a comprehensive new revenue recognition standard that will supersede existing revenue guidance. The core principle is that a company will recognize revenue when it transfers promised goods or services to customers for an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard outlines a five-step model, whereby revenue is recognized as performance obligations within a contract are satisfied. The standard also requires new, expanded disclosures regarding revenue recognition. ASC 606 will be effective for us beginning the first day of our 2018 fiscal year.  Early adoption is permitted. We have made substantial progress in our implementation analysis including contract reviews under the ASC 606 framework and identification of revenue streams. Our analysis includes reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under this new standard. We have reviewed a sample of contracts with our customers that we believe is representative of our revenue streams.  The standard permits the use of either the retrospective or modified retrospective transition method. We will adopt the new standard using the modified retrospective transition method, under which the cumulative effect of initially applying the new guidance is recognized as an adjustment to the opening balance of retained earnings on the first day of our 2018 fiscal year.

While we have made substantial progress, we are continuing our evaluation of certain aspects of the standard. We currently do not anticipate the adoption of the standard will have a material impact on our financial position, results of operations and cash flows; however, our assessment will be finalized during the first quarter of 2018.

Trend Information

Our net sales are affected by numerous factors, including mainly the balance between the supply of and demand for our produce and competition from other fresh produce companies. Our net sales are also dependent on our ability to supply a consistent volume and quality of fresh produce to the markets we serve. For example, seasonal variations in demand for bananas as a result of increased supply and competition from other fruit are reflected in the seasonal fluctuations in banana prices, with the first six months of each year generally exhibiting stronger demand and higher prices, except in those years where an excess supply exists.  In 2017, our overall banana sales volume increased by 1% and our average per unit sales prices decreased by 3%, primarily due to high industry supplies, resulting in an overall decrease of 2% in banana net sales. Our net sales of other fresh produce were positively impacted by higher sales volumes and per unit sale prices of avocados and plantains in North America combined with higher sales volumes and higher per unit sale prices of fresh-cut products in all regions. Negatively impacting our net sales of other fresh produce was a 11% decrease in sales volume of non-tropical fruit, principally citrus and apples in the Middle East. In our prepared food business, we generally realize the largest portion of our net sales and gross profit in the third and fourth quarters of the year. During 2017, our prepared food net sales decreased primarily as a result of lower per unit sale prices and sales volumes of canned pineapple and deciduous products combined with lower sale prices of industrial pineapple products principally due to lower production, increased competition and industry over-supply.

Our strategy is a combination of maximizing revenues from our existing infrastructure, entering new markets and strict cost control initiatives. We plan to continue to capitalize on the growing global demand for fresh produce and expand our reach into existing and new markets. We expect sales growth of our fresh produce products in key markets by increasing sales volume and per unit sales prices as permitted by market conditions. Our strategy includes increasing volumes from existing production and distribution facilities in order to improve operating efficiencies and reduce per unit costs. We plan additional investments in production facilities to expand our product offering in established markets and continue with our recent expansion in growth markets, such as the Middle East, and Africa. We also plan additional investments in our North America distribution and fresh-cut fruit facilities and production operations to support our planned growth in this market.

In the pineapple and non-tropical fruit markets, we believe that the high degree of capital investment and cultivation expertise required, as well as the longer length of the growing cycle, makes it relatively difficult to enter the market. In addition, our profitability has depended significantly on our gross profit on the sale of our Del Monte Gold ® Extra Sweet pineapples. In 2017, our overall pineapple sales volume increased by 7% mostly due to expansion and to favorable growing conditions in our Costa Rica and Philippines operations, and our average per unit sales prices decreased 7%. Increased competition in the production and sale of Del Monte Gold ® Extra Sweet pineapples could adversely affect our results. We expect these competitive pressures to continue in 2017.

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

For example, banana import regulations have in prior years restricted our access to the EU banana market and increased the cost of doing business in the EU.  In December 2009, the EU entered into an agreement with certain Latin America banana exporting countries to settle a long running dispute over banana import tariffs. This agreement was ratified in May 2010. Under this agreement, the EU will gradually reduce import tariffs on bananas from Latin America on an annual basis from the current level of €122 per ton in 2017 to €114 per ton by 2019, except for countries under Free Trade Agreements (FTA's). Countries under FTA's that signed bilateral agreements with the EU in 2012 are benefiting from accelerated but gradual reduction of import duties. The FTA's are in effect for Central American countries, Colombia, and Peru. The duty for FTA countries was €96 per ton in 2017, and the duty is €89 per ton for 2018 and will be reduced to €75 per ton by January 1, 2020. Our Colombia and Central America sourced bananas benefit from this FTA agreement. We cannot predict the impact of further changes to the banana import tariffs or new quotas on the EU banana market.

Our costs are determined in large part by the prices of fuel and packaging materials, including containerboard, plastic, resin and tin plate. We may be adversely affected if sufficient quantities of these materials are not available to us. Any significant increase in the cost of these items could also materially and adversely affect our operating results. Other than the cost of our products (including packaging), logistics (sea and inland transportation) costs represent the largest component of cost of products sold. Third-party containerized shipping rates are also a significant component of our logistic costs. In recent years these container shipping rates have decreased. During 2016, cost of fuel decreased 25%, containerboard decreased 4% and fertilizer decreased 13%. During 2017, cost of fuel increased 36%, containerboard increased 2% and fertilizer decreased 3% resulting in an increase of cost of product sold of $21.7 million. In addition, we are subject to the volatility of the charter ship market because seven of our refrigerated ships are chartered. These charters are principally for periods of one to five years.  Charter rates have generally remained relatively stable over the past three years. As a result, significant increases in fuel, packaging material, fertilizer and charter rates would materially and adversely affect our results.

Since our financial reporting currency is the U.S. dollar, our net sales are significantly affected by fluctuations in the value of the currency in which we conduct our sales versus the dollar, with a strong dollar versus such currencies resulting in decreased net sales in dollar terms. Including the effect of our foreign currency hedges, net sales for 2017 were negatively impacted by $12.5 million, as compared to 2016, principally as a result of a weaker euro, British pound and Japanese yen. Our costs are affected by fluctuations in the value of the currency in which we have significant operations versus the dollar, with lower costs resulting from a strong U.S. dollar. During 2017, cost of products sold was positively impacted by approximately $13.2 million as compared with 2016 due to a weaker Costa Rica colon, Philippine peso and British pound.

Tabular Disclosure of Contractual Obligations

The following details information with respect to our contractual obligations as of December 29, 2017.

	(U.S. dollars in millions)
Contractual obligations by period	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Fruit purchase agreements	$1,409.3	$374.8	$788.4	$246.1	$—
Purchase obligations	218.7	148.5	68.8	1.4	—
Operating leases and charter agreements	145.6	44.1	54.9	18.9	27.7
Capital lease obligations	1.5	0.7	0.7	0.1	—
Long-term debt	357.6	0.6	—	357.0	—
Interest on long-term debt and capital lease obligations (1)	37.7	9.8	27.9	—	—
Retirement benefits	98.2	10.6	20.2	18.8	48.6
Uncertain tax positions	3.5	—	2.2	—	1.3
Totals	$2,272.1	$589.1	$963.1	$642.3	$77.6
 (1) We utilize a variable interest rate on our long-term debt, and for presentation purposes we have used an assumed rate of 3%.

We have agreements to purchase the entire or partial production of certain products of our independent growers primarily in Guatemala, Costa Rica, Philippines, Ecuador, Chile, and Colombia that meet our quality standards. Total purchases under these agreements amounted to $815.0 million for 2017, $816 million for 2016, and $887.2 million for 2015. In addition, on December 22, 2017, we entered into a definitive agreement for the building of two new refrigerated container ships for $58.0 million to be delivered in 2020. The agreement requires payments of approximately $11.4 million in 2018, $5.7 million in 2019 and $40.9 million in 2020 for these two ships. As part of this ship building agreement, we have two options for two additional ships on each option. We plan to exercise these options in 2018 in order to replace the entire U.S. east coast fleet of ships. On May 29, 2017, we executed a contract with the Republic of Panama and will invest a minimum of $100.0 million over a period of seven years, which includes the development of a minimum of 4,000 hectares of leased land suitable for banana production, refurbishment of packing plants, buildings and other banana facilities and preparation of banana infrastructure including land, roads and water systems. The contract is for an initial period of 20 years, and renews automatically for an additional 20 year period.

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

Exchange Rate Risk

Because we conduct our operations in many areas of the world involving transactions denominated in a variety of currencies, our results of operations as expressed in U.S. dollars may be significantly affected by fluctuations in rates of exchange between currencies. These fluctuations could be significant. Approximately 34% and 36% of our net sales and a significant portion of our costs and expenses in 2017 and 2016 were denominated in currencies other than the dollar. We generally are unable to adjust our non-dollar local currency sales prices to reflect changes in exchange rates between the dollar and the relevant local currency. As a result, changes in exchange rates between the euro, Japanese yen, British pound, Korean won or other currencies in which we receive sale proceeds and the dollar have a direct impact on our operating results. There is normally a time lag between our sales and collection of the related sales proceeds, exposing us to additional currency exchange rate risk.

To reduce currency exchange rate risk, we generally exchange local currencies for dollars promptly upon receipt. We periodically enter into currency forward contracts as a hedge against a portion of our currency exchange rate exposures; however, we may decide not to enter into these contracts during any particular period. As of December 29, 2017 and December 30, 2016, we had several foreign currency cash flow hedges outstanding, and the fair value of the hedges as of these dates were a net liability of $1.4 million and $5.4 million.

The results of a hypothetical 10% strengthening in the average value of the dollar during 2017 and 2016 relative to the other currencies in which a significant portion of our net sales are denominated would have resulted in a decrease in net sales of approximately $138.4 million and $144.0 million for the years ended December 29, 2017 and December 30, 2016. This calculation assumes that each exchange rate would change in the same direction relative to the dollar. Our sensitivity analysis of the effects of changes in currency exchange rates does not factor in a potential change in sales levels or any offsetting gains on currency forward contracts.

Interest Rate Risk

As described in Note 11, “Long-Term Debt and Capital Lease Obligations” to the Consolidated Financial Statements, our indebtedness is both variable and fixed rate.

At the years ended December 29, 2017 and December 30, 2016, our variable rate total debt had carrying values of $356.2 million and $230.5 million. The fair value of the debt approximates the carrying value because the variable rates approximate market rates. A 10% increase in the interest rate for 2017 and 2016 would have resulted in a negative impact of approximately $0.7 million and $0.4 million on our results of operations for the years ended December 29, 2017 and December 30, 2016.

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

Based on our evaluation under the COSO criteria, our management concluded that our internal control over financial reporting was effective as of December 29, 2017.

The effectiveness of our internal control over financial reporting as of December 29, 2017 has been audited by Ernst & Young LLP, an independent registered certified public accounting firm, as stated in their report that is included elsewhere herein. That report expresses an unqualified opinion on the effectiveness of our internal control over financial reporting.

Fresh Del Monte Produce Inc.

Report of Independent Registered Certified Public Accounting Firm
To the Shareholders and the Board of Directors of Fresh Del Monte Produce Inc.
Opinion on Internal Control over Financial Reporting
We have audited Fresh Del Monte Produce Inc. and subsidiaries’ internal control over financial reporting as of December 29, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Fresh Del Monte Produce Inc. and subsidiaries (the "Company") maintained, in all material respects, effective internal control over financial reporting as of December 29, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2017 consolidated financial statements of the Company and our report dated February 20, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP

Miami, Florida
February 20, 2018

Report of Independent Registered Certified Public Accounting Firm

To the Shareholders and the Board of Directors of Fresh Del Monte Produce Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fresh Del Monte Produce Inc. and subsidiaries (the “Company”) as of December 29, 2017 and December 30, 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 29, 2017, and the related notes and supplemental financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 29, 2017 and December 30, 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 29, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1997.
Miami, Florida
February 20, 2018

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(U.S. dollars in millions, except share and per share data)

	December 29, 2017	December 30, 2016
Assets
Current assets:
Cash and cash equivalents	$25.1	$20.1
Trade accounts receivable, net of allowance of $12.8 and $11.3, respectively	358.8	349.2
Other accounts receivable, net of allowance of $8.8 and $7.8, respectively	73.6	63.0
Inventories, net	541.8	493.2
Prepaid expenses and other current assets	20.5	35.6
Total current assets	1,019.8	961.1

Investments in and advances to unconsolidated companies	2.0	2.0
Property, plant and equipment, net	1,328.3	1,272.0
Goodwill	261.9	260.9
Deferred income taxes	59.1	66.2
Other noncurrent assets	95.8	91.1
Total assets	$2,766.9	$2,653.3

Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued expenses	$382.4	$360.5
Current portion of long-term debt and capital lease obligations	0.6	0.6
Income taxes and other taxes payable	10.8	8.0
Total current liabilities	393.8	369.1

Long-term debt and capital lease obligations	357.0	231.7
Retirement benefits	96.2	93.6
Other noncurrent liabilities	42.4	50.8
Deferred income taxes	86.3	91.7
Total liabilities	975.7	836.9

Commitments and contingencies (See note 16)

Shareholders' equity:

Preferred shares, $0.01 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.01 par value; 200,000,000 shares authorized; 48,759,481 and 51,256,906 issued and outstanding, respectively	0.5	0.5
Paid-in capital	522.5	549.7
Retained earnings	1,275.0	1,285.8
Accumulated other comprehensive loss	(30.6)	(44.2)
Total Fresh Del Monte Produce Inc. shareholders' equity	1,767.4	1,791.8
Noncontrolling interests	23.8	24.6
Total shareholders' equity	1,791.2	1,816.4
Total liabilities and shareholders' equity	$2,766.9	$2,653.3

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(U.S. dollars in millions, except share and per share data)

	Year ended
	December 29, 2017	December 30, 2016	January 1, 2016
Net sales	$4,085.9	$4,011.5	$4,056.5
Cost of products sold	3,754.3	3,550.1	3,714.2
Gross profit	331.6	461.4	342.3

Selling, general and administrative expenses	173.2	187.4	183.9
Loss (gain) on disposal of property, plant and equipment	3.0	—	(2.1)
Goodwill and trademarks impairment charges	0.9	2.6	66.1
Asset impairment and other charges, net	1.8	27.2	3.4
Operating income	152.7	244.2	91.0

Interest expense	6.4	4.1	4.3
Interest income	0.8	0.7	0.6
Other expense, net	3.0	3.4	7.2
Income before income taxes	144.1	237.4	80.1

Provision for income taxes	24.9	11.8	13.7
Net income	$119.2	$225.6	$66.4

Less: Net income (loss) attributable to noncontrolling interests	(1.6)	0.5	4.0
Net income attributable to Fresh Del Monte Produce Inc.	$120.8	$225.1	$62.4

Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Basic	$2.40	$4.37	$1.18

Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Diluted	$2.39	$4.33	$1.17

Dividends declared per ordinary share	$0.60	$0.55	$0.50

Weighted average number of ordinary shares:
Basic	50,247,881	51,507,755	52,750,212
Diluted	50,588,708	51,962,195	53,199,533

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(U.S. dollars in millions)

	Year ended
	December 29, 2017	December 30, 2016	January 1, 2016
Net income	$119.2	$225.6	$66.4

Other comprehensive income (loss):
Net unrealized loss on derivatives	(6.8)	(6.5)	(13.3)
Net unrealized foreign currency translation gain (loss)	18.7	(10.2)	(14.9)
Net change in retirement benefit adjustment, net of tax	1.7	(4.1)	1.6
Comprehensive income	132.8	204.8	39.8
Less: comprehensive (loss) income attributable to noncontrolling interests	(1.6)	0.9	3.0
Comprehensive income attributable to Fresh Del Monte Produce Inc.	$134.4	$203.9	$36.8

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in millions)

	Year ended
	December 29, 2017	December 30, 2016	January 1, 2016
Operating activities:
Net income	$119.2	$225.6	$66.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79.9	78.5	72.4
Amortization of debt issuance costs	0.5	0.5	0.5
Share-based compensation expense	12.1	24.9	16.8
Goodwill and trademark impairment charges	0.9	2.6	66.1
Asset impairment charges, net	3.7	6.0	3.1
Change in uncertain tax positions	0.7	(0.4)	0.6
Loss (gain) on disposal of property, plant and equipment, net	3.0	—	(2.1)
Equity loss of unconsolidated companies	0.1	—	—
Deferred income taxes	1.6	(8.2)	0.9
Foreign currency translation adjustment	9.6	(7.1)	(6.3)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(16.9)	5.8	(9.7)
Inventories	(49.4)	(11.8)	20.2
Prepaid expenses and other current assets	9.8	7.6	4.0
Accounts payable and accrued expenses	27.0	21.1	7.6
Other noncurrent assets and liabilities	(7.6)	(0.5)	(3.3)
Net cash provided by operating activities	194.2	344.6	237.2

Investing activities:
Capital expenditures	(138.5)	(146.7)	(131.6)
Proceeds from sales of property, plant and equipment	4.7	12.4	6.9
Purchase of businesses	—	(9.0)	—
Net cash used in investing activities	(133.8)	(143.3)	(124.7)

Financing activities:
Borrowings from long-term debt	800.2	621.9	587.6
Payments on long-term debt	(673.3)	(648.4)	(606.6)
Purchase of noncontrolling interest	—	(45.0)	—
Distributions to noncontrolling interests	(4.6)	(0.2)	(1.8)
Proceeds from stock options exercised	1.6	12.2	35.3
Repurchase and retirement of ordinary shares	(142.0)	(108.4)	(117.4)
Share-based awards settled in cash for taxes	(5.6)	(9.3)	(4.7)
Dividends paid	(30.1)	(28.2)	(26.2)
Net cash used in financing activities	(53.8)	(205.4)	(133.8)

Effect of exchange rate changes on cash	(1.6)	(0.7)	12.1
Net increase (decrease) in cash and cash equivalents	5.0	(4.8)	(9.2)
Cash and cash equivalents, beginning	20.1	24.9	34.1
Cash and cash equivalents, ending	$25.1	$20.1	$24.9

Supplemental cash flow information:
Cash paid for interest	$5.8	$3.2	$3.6
Cash paid for income taxes	$12.3	$13.9	$8.8

Non-cash financing and investing activities:
Purchase of businesses	$—	$1.6	$—
Retirement of ordinary shares	$142.0	$106.6	$104.0
Purchases of assets under capital lease obligations	$0.2	$0.9	$1.1
Dividends on restricted share units	$(0.7)	(0.7)	(0.4)
See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(U.S. dollars in millions, except share data)

	Ordinary Shares Outstanding	Ordinary Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Fresh Del Monte Produce Inc. Shareholders' Equity	Non-Controlling Interests	Total Shareholders' Equity
Balance at December 26, 2014	53,899,923	$0.5	$546.4	$1,198.4	$2.6	$1,747.9	$40.0	$1,787.9
Exercises of stock options	1,320,103	—	35.3	—	—	35.3	—	35.3
Issuance of restricted stock awards	21,875	—		—	—	—	—	—
Issuance of restricted stock units	239,624	—	0.4	(0.4)	—	—	—	—
Share-based payment expense	—	—	16.8	—	—	16.8	—	16.8
Tax deficiency from share-based compensation, net	—	—	1.4	—	—	1.4	—	1.4
Repurchase and retirement of ordinary shares	(2,938,560)	—	(32.1)	(71.9)	—	(104.0)	—	(104.0)
Dividend declared	—	—	—	(26.2)	—	(26.2)	(0.1)	(26.3)
Comprehensive income:						—
Net income	—	—	—	62.4	—	62.4	4.0	66.4
Unrealized loss on derivatives	—	—	—	—	(13.3)	(13.3)	—	(13.3)
Net unrealized foreign currency translation loss	—	—	—	—	(14.0)	(14.0)	(0.9)	(14.9)
Change in retirement benefit adjustment, net of tax	—	—	—	—	1.7	1.7	(0.1)	1.6
Comprehensive income (loss)						36.8	3.0	39.8
Balance at January 1, 2016	52,542,965	$0.5	$568.2	$1,162.3	$(23.0)	$1,708.0	$42.9	$1,750.9
Exercises of stock options	471,653	—	12.2	—	—	12.2	—	12.2
Issuance of restricted stock awards	22,946	—	—	—	—	—	—	—
Issuance of restricted stock units	544,577	—	0.6	(0.6)	—	—	—	—
Share-based payment expense	—	—	24.9	—	—	24.9	—	24.9
Tax deficiency from share-based compensation, net	—	—	3.6	—	—	3.6	—	3.6
Acquisition of DAVCO non-controlling interest	—	—	(25.5)	—	—	(25.5)	(19.5)	(45.0)
Capital distribution to non-controlling interest	—	—	(0.5)	—	—	(0.5)	0.4	(0.1)
Repurchase and retirement of ordinary shares	(2,325,235)	—	(33.8)	(72.8)	—	(106.6)	—	(106.6)
Dividend declared	—	—	—	(28.2)	—	(28.2)	(0.1)	(28.3)
Comprehensive income:						—
Net income	—	—	—	225.1	—	225.1	0.5	225.6
Unrealized loss on derivatives	—	—	—	—	(6.5)	(6.5)	—	(6.5)
Net unrealized foreign currency translation (loss) gain	—	—	—	—	(10.6)	(10.6)	0.4	(10.2)
Change in retirement benefit adjustment, net of tax	—	—	—	—	(4.1)	(4.1)		(4.1)
Comprehensive income						203.9	0.9	204.8
Balance at December 30, 2016	51,256,906	$0.5	$549.7	$1,285.8	$(44.2)	$1,791.8	$24.6	$1,816.4
Exercises of stock options	59,000	—	1.6	—	—	1.6	—	1.6
Issuance of restricted stock awards	14,294	—	—	—	—	—	—	—
Issuance of restricted stock units	251,303	—	0.7	(0.7)	—	—	—	—
Share-based payment expense	—	—	12.1	—	—	12.1	—	12.1
Cumulative effect adjustment of ASU 2016-09 related to share-based payment simplification	—	—	0.2	(0.2)	—	—	—	—
Capital contribution to non-controlling interest	—	—	(0.4)	—	—	(0.4)	1.0	0.6
Repurchase and retirement of ordinary shares	(2,822,022)	—	(41.4)	(100.6)	—	(142.0)	—	(142.0)
Dividend declared	—	—	—	(30.1)	—	(30.1)	(0.2)	(30.3)
Comprehensive income:						—
Net income (loss)	—	—	—	120.8	—	120.8	(1.6)	119.2
Unrealized loss on derivatives	—	—	—	—	(6.8)	(6.8)	—	(6.8)
Net unrealized foreign currency translation gain	—	—	—	—	18.7	18.7	—	18.7
Change in retirement benefit adjustment, net of tax	—	—	—	—	1.7	1.7		1.7
Comprehensive income (loss)						134.4	(1.6)	132.8
Balance at December 29, 2017	48,759,481	$0.5	$522.5	$1,275.0	$(30.6)	$1,767.4	$23.8	$1,791.2

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

Reference in this Report to "Fresh Del Monte," “we,” “our” and “us” and the “Company” refer to Fresh Del Monte Produce Inc. and its subsidiaries, unless the context indicates otherwise.

We were incorporated under the laws of the Cayman Islands in 1996 and are engaged primarily in the worldwide production, transportation and marketing of fresh produce. We source our products, which include bananas, pineapples, melons and non-tropical fruit (including grapes, apples, citrus, blueberries, strawberries, pears, peaches, plums, nectarines, cherries and kiwis), avocados and tomatoes, primarily from Central America, South America, Africa and the Philippines. We also source products from North America, Europe and the Middle East and distribute our products in North America, Europe, Middle East, Asia, South America and Africa. Products are sourced from our company-owned farms, through joint venture arrangements and through supply contracts with independent growers. We have the exclusive right to use the DEL MONTE® brand for fresh fruit, fresh vegetables and other fresh and fresh-cut produce and certain other specified products on a royalty-free basis under a worldwide, perpetual license from Del Monte Corporation, an unaffiliated company that owns the DEL MONTE® trademark. We are also a producer, marketer and distributor of prepared fruit and vegetables, juices and snacks and we hold a perpetual, royalty-free license to use the DEL MONTE® brand for prepared foods throughout Europe, Africa the Middle East and certain Central Asian countries. Del Monte Corporation and several other unaffiliated companies manufacture, distribute and sell under the DEL MONTE® brand canned or processed fruit, vegetables and other produce, as well as dried fruit, snacks and other products in certain geographic regions. We can also produce, market and distribute certain prepared food products in North America based on our recently announced agreement with Del Monte Pacific utilizing the DEL MONTE® brand. We have entered into an agreement with Del Monte Foods, Inc. to jointly; (a) produce, market and sell prepared, chilled/refrigerated (i) juices, (ii) cut-fruit and (iii) avocado/guacamole products produced using high pressure technology; and (b) develop DEL MONTE® branded restaurants, cafes and other retail outlets.

We are required to evaluate events occurring after December 29, 2017, our fiscal year end, for recognition and disclosure in the Consolidated Financial Statements for the year ended December 29, 2017.  Events are evaluated based on whether they represent information existing as of December 29, 2017, which require recognition in the Consolidated Financial Statements, or new events occurring after December 29, 2017, which do not require recognition but require disclosure if the event is significant to the Consolidated Financial Statements.  We evaluated events occurring subsequent to December 29, 2017 through the date of issuance of these Consolidated Financial Statements.

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

Our allowances for identified claims are recorded as a reduction to both trade accounts receivable and net sales. Write-off of accounts receivable is done only when all collection efforts have been exhausted without success. Accounts receivable from one customer represents approximately 11.2% of trade accounts receivable, net of allowance. This customer is current with its payments.

Other Accounts Receivable

Other accounts receivable less allowances are recognized on our accompanying Consolidated Balance Sheets at net realizable value, which approximates fair value. Other accounts receivable includes value-added taxes (“VAT”) receivables, seasonal advances to growers and suppliers, which are usually short-term in nature, and other financing receivables.

VAT are primarily related to purchases by production units and are refunded by the taxing authorities. As of December 29, 2017, we had $24.6 million, net of allowance of $0.9 million, classified as current in other accounts receivable and $23.6 million, net of allowance of $11.2 million, classified as other noncurrent assets on our Consolidated Balance Sheets. As of December 30, 2016, we had $21.1 million, net of allowance of $0.8 million, classified as current in other accounts receivable and $21.0 million, net of allowance of $12.5 million, classified as other noncurrent assets in our Consolidated Balance Sheets.

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

Inventories consisted of the following (U.S. dollars in millions):

	December 29, 2017	December 30, 2016
Finished goods	$210.1	$199.4
Raw materials and packaging supplies	165.4	134.0
Growing crops	166.3	159.8
Total inventories	$541.8	$493.2

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

Accounting for Planned Major Maintenance Activities

We account for planned major maintenance activities, such as ship dry-dock activities, consistent with the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ™ (the “Codification” or “ASC”) guidance related to “Other Assets and Deferred Costs.” We utilize the deferral method of accounting for ship dry-dock activities whereby actual costs incurred are deferred and amortized on a straight-line basis over the period until the next scheduled dry-dock activity.

Investments in Unconsolidated Companies

Investments in unconsolidated companies are accounted for under the equity method of accounting for investments of 20% or more in companies over which we do not have control. See Note 4, “Investments in Unconsolidated Companies.”

Property, Plant and Equipment and Other Definite-Lived or Long-Lived Assets

Property, plant and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from ten to 40 years for buildings and leasehold improvements, five to 20 years for maritime and other equipment, including ships and containers, three to 20 years for machinery and equipment, three to seven years for furniture, fixtures and office equipment and five to 10 years for automotive equipment. Leasehold improvements are amortized over the term of the lease, or the estimated useful life of the related asset, whichever is shorter. Definite-lived intangibles are amortized over their useful lives with a weighted average amortization period of 36.5 years.  Amortization expense related to definite-lived intangible assets totaled $0.8 million for 2017, $0.8 million for 2016 and $0.7 million for 2015, and is included in cost of products sold.

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

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of an asset exceeds the asset’s fair value, we measure and record an impairment loss for the excess. The fair value of an asset is measured by either determining the expected future undiscounted cash flow of the asset or by independent appraisal. For long-lived assets held for sale, we record impairment losses when the carrying amount is greater than the fair value less the cost to sell. We discontinue depreciation of long-lived assets when these assets are classified as held for sale and include the net book value of these assets in prepaid expenses and other current assets. Our long-lived assets are primarily composed of property, plant and equipment and definite-lived intangible assets. See Note 6, “Property, Plant and Equipment” and Note 7, “Goodwill and Other Intangible Assets.”

We incurred charges related to impairment of long-lived assets of $3.7 million in 2017, $6.0 million in 2016, and $3.1 million in 2015. Such charges are included in asset impairment and other charges, net in the accompanying Consolidated Statements of Income for the years ended December 29, 2017, December 30, 2016 and January 1, 2016 and as described further in Note 3, “Asset Impairment and Other Charges, Net.”

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Summary of Significant Accounting Policies (continued)

Goodwill and Indefinite-Lived Intangible Assets

Our goodwill represents the excess of the purchase price of business combinations over the fair value of the net assets acquired. We assess goodwill and indefinite-lived intangible assets for impairment on an annual basis as of the first day of our fourth quarter, or sooner if events indicate such a review is necessary. An impairment exists if the fair value of a reporting unit to which goodwill has been allocated, or the fair value of indefinite-lived intangible assets, is less than their respective carrying values. The amount of the impairment to recognize, if any, is calculated as the amount by which the carrying value of goodwill exceeds its implied fair value or the amount of the carrying value of the intangible asset exceeds its fair value. Future changes in the estimates used to conduct the impairment review, including revenue projections, market values and changes in the discount rate used could cause the analysis to indicate that our goodwill or indefinite-lived intangible assets are impaired in subsequent periods and result in a write-down of a portion or all of goodwill or indefinite-lived intangible assets. The discount rate used is based on independently calculated risks, our capital mix and an estimated market premium.

See Note 7, "Goodwill and Other Intangible Assets” for further discussion on the goodwill impairment charges.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery of products has occurred, the sales price is fixed or determinable and collectability is reasonably assured. We follow the guidance of the ASC Topic 605 “Revenue Recognition” with regards to recording revenue gross as a principal versus net as an agent, in our presentation of net sales. This guidance requires us to assess whether we act as a principal in the transaction. Where we are the principal in the transaction and have the risks and rewards of ownership, the transactions are recorded gross in the Consolidated Statements of Income. If we do not act as a principal in the transaction, the transactions are recorded on a net basis in the Consolidated Statements of Income.

Cost of Products Sold

Cost of products sold includes the cost of produce, packaging materials, labor, depreciation, overhead, transportation and other distribution costs, including handling costs incurred to deliver fresh produce or prepared products to customers.

Advertising and Promotional Costs

We expense advertising and promotional costs as incurred. Advertising and promotional costs, which are included in selling, general and administrative expenses, were $12.8 million for 2017, $17.2 million for 2016 and $17.6 million for 2015.

Debt Issuance Costs

Debt issuance costs relating to long-term debt are amortized over the term of the related debt instrument because the costs are primarily related to our revolving credit facility and are included in other noncurrent assets. Debt issuance cost amortization, which is included in interest expense, was $0.5 million for 2017, $0.5 million for 2016, and $0.5 million for 2015. See Note 11, “Long-Term Debt and Capital Lease Obligations” for further disclosure on our credit facility.

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

We account for income tax uncertainties consistent with the ASC guidance included in “Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

See Note 10, “Income Taxes,”

Environmental Remediation Liabilities

Losses associated with environmental remediation obligations are accrued when such losses are probable and can be reasonably estimated. See Note 17, “Litigation.”

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

Other expense, net, in the accompanying Consolidated Statements of Income includes a net foreign exchange loss of $2.0 million for 2017, $2.2 million for 2016, and $5.9 million for 2015. These amounts include the effect of foreign currency remeasurement and realized foreign currency transaction gains and losses.

Other Expense, Net

In addition to foreign currency gains and losses described above, other expense, net, also includes other items of non-operating income and expenses.

Leases
We lease property, plant and equipment for use in our operations.  We evaluate leases consistent with the provisions of the ASC on “Leases.”  We evaluate our leases at inception or at any subsequent modification and classify them as either a capital lease or an operating lease based on lease terms.  For operating leases that contain rent escalations, rent holidays or rent concessions, rent expense is recognized on a straight-line basis over the life of the lease.

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

See Note 19, “Fair Value Measurements” for more information.

Share-Based Compensation

We account for share-based compensation expense consistent with ASC guidance on “Compensation – Stock Compensation.” Our share-based payments are composed entirely of Share-based compensation expense as all equity awards granted to employees and members of our Board of Directors, each of whom meets the definition of an employee under the provisions of the ASC, are stock options, performance stock units, restricted stock awards, and restricted stock units.  We use the Black-Scholes option pricing model to estimate the fair value of stock options granted. We recognize share-based compensation expense over the requisite service period, which is generally the vesting period of each award.

See Note 15, “Stock-Based Compensation” for more information.

Derivative Financial Instruments

We account for derivative financial instruments in accordance with the ASC guidance on “Derivatives and Hedging.”  The ASC on “Derivatives and Hedging” requires us to recognize the value of derivative instruments as either assets or liabilities in the statement of financial position at fair value.  The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated as a hedge and qualifies as part of a hedging relationship.  The accounting also depends on the type of hedging relationship, whether a cash flow hedge, a fair value hedge, or hedge of a net investment in a foreign operation.  A fair value hedge requires that the change in the fair value of a derivative financial instrument be offset against the change in the fair value of the underlying asset, liability, or firm commitment being hedged through earnings. A cash flow hedge requires that the change in the fair value of a derivative instrument be recognized in other comprehensive income, a component of shareholders’ equity, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item.

We use derivative financial instruments primarily to reduce our exposure to adverse fluctuations in foreign exchange rates. On entry into a derivative instrument, we formally designate and document the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction. Derivatives are recorded in the Consolidated Balance Sheets at fair value in prepaid expenses and other current assets, other non-current assets, accounts payable and accrued expenses or other non-current liabilities, depending on whether the amount is an asset or liability and is of a short-term or long-term nature. In addition, the earnings impact resulting from our derivative instruments is recorded in the same line item within the Consolidated Statements of Income as the items being hedged. We also classify the cash flows from our cash flow hedges in the same category as the items being hedged on our Consolidated Statements of Cash Flows based on the fact that our cash flow hedges do not contain an other-than-insignificant financing element at inception. The fair values of derivatives used to hedge or modify our risks fluctuate over time.

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

Share Repurchases

When stock is retired or purchased for constructive retirement, the purchase price is initially recorded as a reduction to the par value of the shares repurchased, with any excess purchase price over par value recorded as a reduction to additional paid-in capital and retained earnings.

Retirement and Other Employee Benefits

Using appropriate actuarial methods and assumptions, we evaluate defined benefit pension plans in accordance with ASC guidance on “Compensation – Retirement Benefits”. We provide disclosures about our plan assets, including investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets consistent with the fair value hierarchy model described in the ASC on “ Fair Value Measurements and Disclosures,” as described in Note 19, “Fair Value Measurements.”

See Note 14, “Retirement and Other Employee Benefits” for more information.

New Accounting Pronouncements Adopted

In August 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedge Activities. This ASU amends hedge accounting to enable entities to better portray their risk management activities in the financial statements, expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness, such as eliminating the requirement to separately measure and report hedge ineffectiveness. Early adoption is permitted. We elected to early adopt this ASU during the fourth quarter of 2017. See Note 18, "Derivatives," for disclosures. The adoption of this ASU did not have a material impact on our financial condition, results of operations and cash flows.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplified several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The new standard requires excess tax benefits or deficiencies for share-based payments to be recognized as income tax benefit or expense, rather than within additional paid-in capital, when the awards vest or are settled. Furthermore, cash flows related to excess tax benefits are required to be classified as operating activities in the statement of cash flows rather than financing activities. We have elected to adopt the cash flow presentation of excess tax benefits retrospectively and have adjusted our Consolidated Statement of Cash Flows by $3.6 million and $1.4 million for the years ended 2016 and 2015. We adopted these amendments effective December 31, 2016, the first day of our fiscal 2017 year.

We have elected to account for forfeitures of stock-based awards as they occur and have adopted on a modified retrospective basis. As such, we recorded a cumulative effect adjustment of $0.2 million (pre-tax) to reduce retained earnings and increase additional paid-in capital as of December 31, 2016, the first day of our fiscal 2017 year.

The new standard also requires the presentation of cash paid to taxing authorities at settlement arising from the withholding of shares from employees be classified as a financing activity on the statement of cash flows. We adopted these amendments, effective December 31, 2016, the first day of our fiscal 2017 year, on a retrospective basis and included $9.3 million and $4.7 million related to stock-based awards settled in cash for taxes in financing activities in our Consolidated Statements of Cash Flows for the years ended December 30, 2016 and January 1, 2016.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which amends the existing accounting standards for income taxes. The amendment required companies to report their deferred tax liabilities and deferred tax assets each as a single non-current item on their classified balance sheets. The Company elected to adopt the amendments in the first quarter of fiscal year 2016 and applied them prospectively to the current period presented, as permitted by the standard. The adoption of the amendments had no impact on the Company's net earnings or cash flow from operations for any period presented.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Summary of Significant Accounting Policies (continued)

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory.  The core principal of the guidance is that an entity should measure inventory at the lower of cost and net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  This guidance does not apply to inventory that is being measured using the Last-In, First-Out (LIFO) or the retail inventory method. The Company adopted this guidance on December 31, 2016, the first day of our fiscal 2017 year, and determined there were no changes to disclosure, financial statement presentation, or valuation of inventory as a result of adoption.

New Accounting Pronouncements Not Yet Adopted

In May 2017, the FASB issued ASU 2017-09, Stock Compensation (Topic 718), Scope of Modification Accounting. This ASU clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The guidance clarifies that modification accounting will be applied if the value, vesting conditions or classification of the award changes. This ASU will be effective for us beginning the first day of our 2018 fiscal year. We expect this award to impact modifications meeting the clarified criteria prospectively beginning in 2018.

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires that the service cost component of net periodic benefit costs from defined benefit and other postretirement benefit plans be included in the same Consolidated Statements of Income captions as other compensation costs arising from services rendered by the covered employees during the period.  The other components of net benefit cost will be presented in the Consolidated Statements of Income separately from service costs.  Following adoption, only service costs will be eligible for capitalization into manufactured inventories, which should reduce diversity in practice.  This ASU will be effective for us beginning the first day of our 2018 fiscal year. As this ASU only affects presentation and disclosure, we do not anticipate a significant impact of adoption on our financial condition, results of operations and cash flows.

In February 2017, the FASB issued ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets: Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which clarifies the scope of asset derecognition and adds further guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers. This ASU will be effective for us beginning the first day of our 2018 fiscal year. Early adoption is permitted. We are evaluating the impact of adoption of this ASU on our financial condition, results of operations and cash flows, and, as such, we are not able to estimate the effect the adoption of the new standard will have on our financial statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step two of the goodwill impairment test. The ASU permits an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This ASU will be effective for us beginning the first day of our 2020 fiscal year. Early adoption is permitted. We are evaluating the impact of adoption of this ASU on our financial condition, results of operations and cash flows, and we do not expect this ASU to have an impact until an impairment assessment is performed.

In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business, which adds guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This ASU will be effective for us beginning the first day of our 2018 fiscal year. Early adoption is permitted. We do not expect this ASU to have an impact until a valid transaction takes place.

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which will require companies to recognize the income tax effects of intra-entity sales and transfers of assets other than inventory, particularly those asset transfers involving intellectual property, in the period in which the transfer occurs. The ASU will be effective for us beginning the first day of our 2018 fiscal year. This guidance requires modified retrospective adoption. We are evaluating the impact of adoption of this ASU on our financial condition, results of operations and cash flows, and, as such, we are not able to estimate the effect the adoption of the new standard will have on our financial statements.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Summary of Significant Accounting Policies (continued)

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues in an effort to reduce diversity in practice. This ASU will be effective for us beginning the first day of our 2018 fiscal year. Early adoption is permitted. We are evaluating the impact of adoption of this ASU on our cash flows, and as such, we are not able to estimate the effect that the adoption of this ASU will have on reclassifications within our Consolidated Statement of Cash Flows.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held. Entities will be required to use a new forward-looking “expected loss” model that results in the earlier recognition of allowances for losses on trade and other receivables. Additionally, entities will need to disclose significantly more information about credit quality by year of origination for most financing receivables. This ASU will be effective for us beginning the first day of our 2020 fiscal year. Early adoption is permitted beginning the first day of our 2019 fiscal year. We are evaluating the impact of adoption of this ASU on our financial condition, results of operations and cash flows, and, as such, we are not able to estimate the effect the adoption of the new standard will have on our financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases may result in the lessee recognizing a right-of use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize a straight-line total lease expense. The guidance also requires qualitative and specific quantitative disclosures to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities, including significant judgments and changes in judgments. This ASU will be effective for us beginning the first day of our 2019 fiscal year. Early adoption is permitted. We are evaluating the impact of adoption of this ASU on our financial condition, results of operations and cash flows, and, as such, we are not able to estimate the effect the adoption of the new standard will have on our financial statements.

In May 2014, the FASB issued an ASU, Revenue from Contracts with Customers, and has subsequently issued several supplemental and/or clarifying ASUs (collectively, "ASC 606"), which prescribes a comprehensive new revenue recognition standard that will supersede existing revenue guidance. The core principle is that a company will recognize revenue when it transfers promised goods or services to customers for an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard outlines a five-step model, whereby revenue is recognized as performance obligations within a contract are satisfied. The standard also requires new, expanded disclosures regarding revenue recognition. ASC 606 will be effective for us beginning the first day of our 2018 fiscal year.  Early adoption is permitted. We have made substantial progress in our implementation analysis including contract reviews under the ASC 606 framework and identification of revenue streams. Our analysis includes reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under this new standard. We have reviewed a sample of contracts with our customers that we believe is representative of our revenue streams.  The standard permits the use of either the retrospective or modified retrospective transition method. We will adopt the new standard using the modified retrospective transition method, under which the cumulative effect of initially applying the new guidance is recognized as an adjustment to the opening balance of retained earnings on the first day of our 2018 fiscal year.

While we have made substantial progress, we are continuing our evaluation of certain aspects of the standard. We currently do not anticipate the adoption of the standard will have a material impact on our financial position, results of operations and cash flows; however, our assessment will be finalized during the first quarter of 2018.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Asset Impairment and Other Charges, Net

We incurred asset impairment and other charges, net totaling $1.8 million for 2017, $27.2 million for 2016 and $3.4 million for 2015.

The following represents the detail of asset impairment and other charges, net for the year ended December 29, 2017 by reportable segment (U.S. dollars in millions):

	Long-lived and other asset impairment	Other charges (credits)	Total
Banana segment:
Philippine floods	$0.8	$—	$0.8
Underutilized assets in Central America	0.6	—	0.6
Prepared food segment:
Write-off of investment venture in Africa	1.5	—	1.5
Other fresh produce segment:
Chile insurance recoveries on current and previously announced floods	—	(3.4)	(3.4)
Chile floods	0.8	1.0	1.8
Adjustment of Kunia Well Site environmental reserve in Hawaii and other charges	—	0.5	0.5
Total asset impairment and other charges (credits), net	$3.7	$(1.9)	$1.8

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Asset Impairment and Other Charges, Net (continued)

The following represents the detail of asset impairment and exit activity and other charges, net for the year ended December 30, 2016 by reportable segment (U.S. dollars in millions):

	Long-lived and other asset impairment	Exit activity and other charges	Total
Banana segment:
United Kingdom contract termination costs	$—	$0.7	$0.7
Brazil exit activities due to drought conditions	2.2	0.2	2.4
Philippines plantation conversion to pineapple	2.5	—	2.5
Underutilized assets in Central America	1.2	—	1.2
Other fresh produce segment:
Adjustment of Kunia Well Site environmental reserve in Hawaii and other charges	—	0.6	0.6
Other fresh produce segment charges	0.1	—	0.1
Other:			—
Former President/COO transition	—	19.7	19.7
Total asset impairment and other charges, net	$6.0	$21.2	$27.2

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Asset Impairment and Other Charges, Net (continued)

The following represents the detail of asset impairment and exit activity charges (credits), net for the year ended January 1, 2016 by reportable segment (U.S. dollars in millions):

	Long-lived and other asset impairment	Exit activity and other charges (credits)	Total
Banana segment:
Guatemala banana production assets held for sale	$1.0	$—	$1.0
European Union Antitrust settlement gain	—	(0.8)	(0.8)
United Kingdom contract termination on leased facilities	—	0.4	0.4
Other fresh produce segment:
Chile farm asset impairment due to adverse weather conditions	1.9	1.4	3.3
Adjustment of previously accrued environmental liability in Hawaii, net of other charges	—	(0.8)	(0.8)
Other fresh produce segment charges	—	0.1	0.1
Prepared food segment:
Other prepared food segment charges	0.2	—	0.2
Total asset impairment and other charges, net	$3.1	$0.3	$3.4

The following represents the roll forward of exit activity and other reserves for the year ended December 29, 2017 (U.S. dollars in millions):

	Exit activity and other reserves balance at December 30, 2016	Cash Paid	Foreign Exchange Impact	Exit activity and other reserves balance at December 29, 2017
Contract termination costs for underutilized facility in the United Kingdom charges	1.0	(0.6)	(0.1)	0.3
	$1.0	$(0.6)	$(0.1)	$0.3

Exit activity and other reserves are recorded in the Consolidated Balance Sheets in accounts payable and accrued expenses, for the current portion and other noncurrent liabilities for the noncurrent portion.

There were no contract termination expenses for the underutilized facility in the United Kingdom in 2017. Contract termination expenses were $0.7 million and $0.4 million for the years ended 2016 and 2015. We do not expect additional charges related to the exit and other activities mentioned above that would significantly impact our results of operations or financial condition.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments in Unconsolidated Companies

Investments in unconsolidated companies accounted for under the equity method amounted to $1.6 million for both years, December 29, 2017 and December 30, 2016, these amounts are included in other noncurrent assets, and consisted of the following:

Company	Business	Ownership Interest	Accounting Method
Melones De Costa Rica, S.A.	Land lessor	50%	Equity
Hacienda Filadelfia, S.A.	Land lessor	50%	Equity
Del Monte Chilled Fruit Snacks LLC	Fruit Snacks	49%	Equity
Del Monte Avo LLC	Guacamole	49%	Equity

There were no purchases from unconsolidated companies in 2017, 2016 and 2015. Our portion of income (losses) in unconsolidated companies were not significant and are included in other expense, net. There were no dividends received from unconsolidated subsidiaries in 2017, 2016 and 2015.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Property, Plant and Equipment, Net

Property, plant and equipment consisted of the following (U.S. dollars in millions):

	December 29, 2017	December 30, 2016
Land and land improvements	$716.9	$675.0
Buildings and leasehold improvements	561.3	525.6
Machinery and equipment	547.3	529.8
Maritime equipment (including containers)	148.6	176.2
Furniture, fixtures and office equipment	94.3	87.9
Automotive equipment	77.0	62.2
Construction-in-progress	85.1	86.1
	2,230.5	2,142.8
Less: accumulated depreciation and amortization	(902.2)	(870.8)
Property, plant and equipment, net	$1,328.3	$1,272.0

Depreciation expense on property, plant and equipment, including assets under capital leases, was $78.3 million for 2017, $76.8 million for 2016 and $71.1 million for 2015.

Shipping containers, machinery and equipment and automotive equipment under capital leases totaled $2.7 million at December 29, 2017 and $3.1 million at December 30, 2016. Accumulated amortization for assets under capital leases was $1.4 million at December 29, 2017 and $1.5 million at December 30, 2016.

The loss (gain) on disposal of property, plant and equipment was a net loss of $3.0 million for 2017, zero for 2016 and a net gain of $2.1 million for 2015. In 2017, the loss (gain) on disposal of property, plant and equipment primarily included charges related to losses on disposal of low-yielding banana plants in Costa Rica and Guatemala in order to replant and improve productivity, asset disposals in the Middle East and South America partially offset by gains on maritime equipment sales. In 2016, the loss (gain) on sales of property, plant and equipment consisted primarily of losses on the disposal of low-yielding banana plants in Costa Rica and Guatemala in order to replant and improve productivity, disposal of deciduous plants in Chile and a loss on the sale of a refrigerated ship, offset by the sale of lands in Central America. In 2015, the gain of $2.1 million consisted primarily of the sales of two refrigerated ships.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Property, Plant and Equipment, Net (continued)

On February 6, 2018, we entered into a definitive agreement to acquire Mann Packing for approximately $361 million.

See Note 7, "Goodwill and Other Intangible Assets" and Note 11, "Long-Term Debt and Capital Lease Obligations" for further information.

7. Goodwill and Other Intangible Assets

The following table reflects our indefinite-lived intangible assets, including goodwill and our definite-lived intangible assets along with related accumulated amortization by major category (U.S. dollars in millions):

	December 29, 2017	December 30, 2016
Goodwill	$261.9	$260.9
Indefinite-lived intangible assets:
Trademarks	43.3	44.0
Definite-lived intangible assets:
Definite-lived intangible assets	10.7	10.7
Accumulated amortization	(8.1)	(7.3)
Definite-lived intangible assets, net	2.6	3.4
Goodwill and other intangible assets, net	$307.8	$308.3

Indefinite-lived and definite-lived intangible assets are included in other noncurrent assets in the Consolidated Balance Sheets.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Goodwill and Other Intangible Assets (continued)

The following table reflects the changes in the carrying amount of goodwill by business segment (U.S. dollars in millions):

	Bananas	Other fresh produce	Prepared food	Totals
Goodwill	$64.6	$284.6	$78.3	$427.5
Accumulated impairment losses	—	(88.1)	(75.7)	(163.8)
Balance at January 1, 2016	$64.6	$196.5	$2.6	$263.7

Acquisition of blueberry farm	—	0.8	—	0.8
Poultry goodwill impairment			$(2.6)	$(2.6)
Foreign exchange and other	(0.4)	(0.6)	—	(1)

Goodwill	$64.2	$284.8	$78.3	$427.3
Accumulated impairment losses	—	(88.1)	(78.3)	(166.4)
Balance at December 30, 2016	$64.2	$196.7	$—	$260.9

Foreign exchange and other	0.5	0.5	—	1.0

Goodwill	$64.7	$285.3	$—	$350.0
Accumulated impairment losses	—	(88.1)	—	(88.1)
Balance at December 29, 2017	$64.7	$197.2	$—	$261.9

(1) See Note 6, "Property, Plant and Equipment, Net" for further discussion on acquisitions.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Goodwill and Other Intangible Assets (continued)

Results of Impairment Tests

In accordance with the ASC guidance on “Goodwill and Other Intangible Assets,” we review goodwill for impairment on an annual basis or earlier if indicators of impairment arise.

During 2017, based on the annual impairment review of trade names and trademarks performed on the first day of our fourth quarter and due to the underperformance of our prepared ambient juice business in the United Kingdom, we incurred an impairment of our trade name and trademark of approximately $0.9 million included in asset impairment and other charges, net in our Consolidated Statements of Income.

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

The fair value of the banana reporting unit's goodwill and the prepared food unit’s trade names and trademarks are highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets. If the banana and the prepared food reporting unit do not perform to expected levels, the banana goodwill and the trade names and trademarks associated with the prepared reporting unit may also be at risk for impairment in the future.

The following table highlights the sensitivities of the indefinite-lived intangibles at risk as of December 29, 2017 (U.S. dollars in millions):

	Banana Reporting Unit Goodwill	Prepared Reporting Unit Trade Names and Trademarks
Carrying value of indefinite-lived intangible assets	$64.7	$43.3

Approximate percentage by which the fair value exceeds the carrying value based on the annual impairment test as of first day of the fourth quarter	23.0%	2.0%

Amount that a one percentage point increase in the discount rate and a 5% decrease in cash flows would cause the carrying value to exceed the fair value and trigger an impairment	$19.7	$4.3

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Goodwill and Other Intangible Assets (continued)

The estimated amortization expense related to definite-lived intangible assets for the five succeeding years is as follows (U.S. dollars in millions):

Year	Estimated amortization expense
2018	0.4
2019	0.1
2020	0.1
2021	0.1
2022	0.1

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

The following table details the advances to growers and suppliers along with the related allowance for advances to growers and suppliers (U.S. dollars in millions):

	December 29, 2017		December 30, 2016
	Current	Noncurrent	Current	Noncurrent
Gross advances to growers and suppliers	$38.9	$1.6	$35.8	$0.2
Allowance for advances to growers and suppliers	(2.8)	(0.1)	(1.5)	—
Net advances to growers and suppliers	$36.1	$1.5	$34.3	$0.2

The current and noncurrent portions of the financing receivables included above are classified in the Consolidated Balance Sheets in other accounts receivable and other noncurrent assets, respectively.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Financing Receivables (continued)

The following table details the credit risk profile of the above listed financing receivables (U.S. dollars in millions):

	Current Status	Fully Reserved	Total
Gross advances to growers and suppliers:
December 29, 2017	$37.6	$2.9	$40.5
December 30, 2016	34.5	1.5	36.0

The allowance for advances to growers and suppliers and the related financing receivables for the years ended December 29, 2017 and December 30, 2016 were as follows (U.S. dollars in millions):

	December 29, 2017	December 30, 2016
Allowance for advances to growers and suppliers:
Balance, beginning of period	$1.5	$2.1
Provision for uncollectible amounts	1.4	—
Deductions to allowance including recoveries	—	(0.6)
Balance, end of period	$2.9	$1.5

9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (U.S. dollars in millions):

	December 29, 2017	December 30, 2016
Trade payables	$182.9	$162.5
Accrued fruit purchases	18.8	17.2
Ship and port operating expenses	21.4	18.5
Warehouse and distribution costs	22.5	20.8
Payroll and employee benefits	61.3	67.0
Accrued promotions	22.1	21.6
Other accrued expenses	53.4	52.9
Accounts payable and accrued expenses	$382.4	$360.5

Other accrued expenses are primarily composed of accruals for purchases received but not invoiced and other accruals, none of which individually exceed 5% of current liabilities.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Income Taxes

The provision for income taxes consisted of the following (U.S. dollars in millions):

	Year ended
	December 29, 2017	December 30, 2016	January 1, 2016
Current:
U.S. federal income tax	$8.4	$7.6	$4.7
State	1.5	1.4	0.5
Non-U.S.	13.4	11.0	7.6
	23.3	20.0	12.8
Deferred:
U.S. federal income tax	2.1	(3.3)	1.6
State	0.5	(0.6)	0.3
Non-U.S.	(1.0)	(4.3)	(1.0)
	1.6	(8.2)	0.9
	$24.9	$11.8	$13.7

Income (loss) before income taxes consisted of the following (U.S. dollars in millions):

	Year ended
	December 29, 2017	December 30, 2016	January 1, 2016
U.S.	$31.1	$16.0	$(49.4)
Non-U.S.	113.0	221.4	129.5
	$144.1	$237.4	$80.1

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Income Taxes (continued)

The differences between the reported provision for income taxes and income taxes computed at the U.S. statutory federal income tax rate are explained in the following reconciliation (U.S. dollars in millions):

	Year ended
	December 29, 2017	December 30, 2016	January 1, 2016
Income tax provision (benefit) computed at the U.S. statutory federal rate	$50.4	$83.1	$28.0
Effect of tax rates on non-U.S. operations	(67.4)	(98.8)	(112.9)
Provision for uncertain tax positions	0.7	(0.5)	0.6
Non-deductible interest	2.4	2.0	—
Foreign exchange	2.3	15.1	(17.2)
Non-deductible intercompany charges	—	1.2	(0.3)
Non-deductible differences	6.0	1.7	0.6
Non-taxable income/loss	0.3	11.8	(2.2)
Non-deductible goodwill impairment	—	0.4	23.1
Adjustment to deferred balances	0.1	—	(1.2)
Other	(0.9)	0.9	(0.4)
Other taxes in lieu of income	1.8	1.9	1.3
Change in deferred rate	11.7	(3.4)	1.4
Increase (decrease) in valuation allowance (1)	17.5	(3.6)	92.9
Provision for income taxes	$24.9	$11.8	$13.7

_____________
(1) The increase in valuation allowance includes effects of foreign exchange and adjustments to deferred tax balances which were fully offset by valuation allowance.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Income Taxes (continued)

Deferred income tax assets and liabilities consisted of the following (U.S. dollars in millions):

	December 29,	December 30,
Deferred tax liabilities:	2017	2016
Allowances and other accrued liabilities	$—	$(2.1)
Inventories	(15.3)	(14.8)
Property, plant and equipment	(63.2)	(63.9)
Equity in earnings of unconsolidated companies	(0.1)	(0.2)
Pension obligations	(2.1)	(2.6)
Other noncurrent deferred tax liabilities	(5.6)	(8.1)

Total noncurrent deferred tax liabilities	$(86.3)	$(91.7)

Deferred tax assets:
Allowances and other accrued assets	$10.6	$12.8
Inventories	5.3	7.1
Pension obligations	24.9	22.9
Property, plant and equipment	1.5	1.6
Post-retirement benefits other than pension	1.1	1.1
Net operating loss carryforwards	249.7	225.5
Capital loss carryover	2.6	2.4
Other noncurrent assets	20.5	24.9
Total noncurrent deferred tax assets	316.2	298.3
Valuation allowance	(257.1)	(232.1)

Total deferred tax assets, net	$59.1	$66.2

Net deferred tax liabilities	$(27.2)	$(25.5)

The valuation allowance increased by $25.0 million in 2017 and by $6.3 million in 2016.  The increase in 2017 and 2016 relates primarily to valuation allowance on additional net operating loss carryforwards offset by the effect of a change in judgment about our ability to realize deferred tax assets in future years, due to our current and foreseeable operations.

At December 29, 2017, the valuation allowance includes $0.4 million for which subsequently recognized tax benefits will be recognized directly in contributed capital.

At December 29, 2017, undistributed earnings of the Company’s foreign subsidiaries amounted to $1,544.1 million. Those earnings are considered to be either indefinitely reinvested, or the earnings could be distributed tax free. Accordingly, no taxes have been provided thereon. To the extent the earnings are considered indefinitely reinvested, determination of the amount of unrecognized deferred tax liability is not practicable due to the complexities associated with its hypothetical calculation.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Income Taxes (continued)

At December 29, 2017, we had approximately $918.8 million of federal and foreign tax operating loss carryforwards expiring as follows (U.S. dollars in millions):

Expires:
2018	$3.4
2019	4.4
2020	16.5
2021	12.8
2022 and beyond	13.9
No expiration	867.8
$918.8

A reconciliation of the beginning and ending amount of uncertain tax positions excluding interest and penalties is as follows (U.S. dollars in millions):

	December 29, 2017	December 30, 2016	January 1, 2016
Beginning balance	$3.2	$3.9	$3.5
Gross decreases - tax position in prior period	—	—	—
Gross increases - current-period tax positions	0.1	0.1	0.8
Settlements	—	—	—
Lapse of statute of limitations	(0.1)	(0.8)	(0.4)
Ending balance	$3.2	$3.2	$3.9

We had accrued $4.2 million in 2017 and $3.6 million in 2016, for uncertain tax positions, including interest and penalties that, if recognized would affect the effective income tax rate.

The tax years 2012-2016 remain subject to examination by taxing authorities throughout the world in major jurisdictions, such as Costa Rica, Luxembourg, Switzerland and the United States.

We classify interest and penalties on uncertain tax positions as a component of income tax expense in the Consolidated Statements of Income.  Accrued interest and penalties related to uncertain tax positions are $1.1 million and $0.9 million for December 29, 2017 and December 30, 2016, respectively and are included in other noncurrent liabilities.

In connection with a current examination of the tax returns in two foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing of approximately $134.6 million (including interest and penalties) for tax years 2012 through 2015.  We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities as we believe that the proposed adjustments are without technical merit.  We will continue to vigorously contest the adjustments and expect to exhaust all administrative and judicial remedies necessary to resolve the matters, which could be a lengthy process.   We regularly assesses the likelihood of adverse outcomes resulting from examinations such as these to determine the adequacy of our tax reserves. Accordingly, we have not accrued any additional amounts based upon the proposed adjustments.  There can be no assurance that these matters will be resolved in our favor, and an adverse outcome of either matter, or any future tax examinations involving similar assertions, could have a material effect on our financial condition, results of operations and cash flows.

Tax reform
On December 22, 2017, the United States enacted significant changes to tax law following the passage and signing of The Tax Cuts and Jobs Act (“the Act”).

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Income Taxes (continued)

We are subject to the provisions of the ASC guidance on Income Taxes, which requires that the effect on deferred tax assets and liabilities of a change in tax rates be recognized in the period the tax rate change was enacted. Among other items, the legislation permanently reduces the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. As a result, this caused our U.S. net deferred tax assets to be revalued. Our deferred tax assets represent a decrease in corporate taxes expected to be paid in the future. The reduction in the federal corporate tax rate reduces these benefits. As a result of the decrease in the U.S. corporate tax rate, in the fourth quarter we incurred a one-time, non-cash increase to income tax expense of $2.1 million for the year ended December 29, 2017.
The Act includes a transition rule that provides for a mandatory repatriation tax imposed on U.S. Companies with certain foreign subsidiaries (the "Transition Tax").
We have two subsidiaries for which the Transition Tax may apply. The SEC has issued Staff Accounting Bulletin ("SAB") No. 118 which allows us to record provisional amounts during a measurement period which is similar to the measurement period used when accounting for business combinations. Due to the fact that these two subsidiaries are equity-method investments which have not historically been material, there is a lack of information available to us at this time in order to calculate this Transition Tax. Therefore, no tax liability for the repatriation tax has been recorded at this time. We will continue to analyze available data for these subsidiaries as it becomes available, and will revise the provisional estimate for Transition Tax if needed as required by SAB 118.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Long-Term Debt and Capital Lease Obligations

The following is a summary of long term-debt and capital lease obligations (U.S. dollars in millions):

	December 29, 2017	December 30, 2016
Senior unsecured revolving credit facility (see Credit Facility below)	$356.2	$230.5
Capital lease obligations	1.4	1.8
Total long-term debt and capital lease obligations	357.6	232.3
Less: Current portion	(0.6)	(0.6)
Long-term debt and capital lease obligations	$357.0	$231.7

Credit Facility

On April 16, 2015, we entered into a five-year $800 million syndicated senior unsecured revolving credit facility maturing on April 15, 2020 (the "Credit Facility") with Bank of America, N.A. as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Inc. as sole lead arranger and sole book manager. Borrowings under the Credit Facility bear interest at a spread over LIBOR that varies with our leverage ratio. The Credit Facility also includes a swing line facility, a letter of credit facility and a feature which allows, with bank approval, an increase in availability of up to an additional $300.0 million. Debt issuance costs of $0.8 million are included in other nonconcurrent assets on our Consolidated Balance Sheets.

We have a renewable 364-day, $25.0 million commercial and stand-by letter of credit facility with Rabobank Nederland.

The following is a summary of the material terms of the Credit Facility and other working capital facilities at December 29, 2017 (U.S. dollars in millions):

	Term	Maturity Date	Interest Rate at December 29, 2017	Borrowing Limit	Available Borrowings at December 29, 2017
Bank of America credit facility	5.0 years	April 15, 2020	2.79%	$800.0	$443.8
Rabobank letter of credit facility	364 days	June 19, 2018	Varies	25.0	17.5
Other working capital facilities	Varies	Varies	Varies	23.3	13.7
				$848.3	$475.0

The current margin for LIBOR advances is 1.25%. The Credit Facility requires us to comply with financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers. As of December 29, 2017, we were in compliance with all of the covenants contained in the Credit Facility. The Credit Facility is unsecured as long as we maintain a certain leverage ratio and is guaranteed by certain of our subsidiaries. The Credit Facility permits borrowings under the revolving commitment with an interest rate determined based on our leverage ratio and spread over LIBOR. In addition, we pay a fee on unused commitments.

At December 29, 2017, we applied $7.5 million to the Rabobank Nederland letter of credit facility, in respect of certain contingent obligations and other governmental agency guarantees combined with guarantees for purchases of raw materials and equipment and other trade related letters of credit. We also had $16.6 million in other letter of credit and bank guarantees not included in the Rabobank or Bank of America letter of credit facilities.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Long-Term Debt and Capital Lease Obligations (continued)

Maturities of long-term debt and capital lease obligations during the next five years are (U.S. dollars in millions):

Fiscal Years	Long-Term Debt	Capital Leases	Totals
2018	$9.8	$0.7	$10.5
2019	12.8	0.5	13.3
2020	371.4	0.2	371.6
2021	—	0.1	0.1
2022	—	—	—
	394.0	1.5	395.5
Less: Amounts representing interest (1)	(37.8)	(0.1)	(37.9)
	356.2	1.4	357.6
Less: Current portion	$—	$(0.6)	$(0.6)

Totals, net of current portion of long-term debt and capital lease obligations	$356.2	$0.8	$357.0

(1) We utilize a variable interest rate on our long-term debt, and for presentation purposes we have used an assumed rate of 3%.

Cash payments of interest on long-term debt, net of amounts capitalized, were $5.8 million for 2017, $3.2 million for 2016 and $3.6 million for 2015. Capitalized interest expense was $1.0 million for 2017 and 0.8 million for years 2016 and 2015.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Net Income Per Ordinary Share

Basic net income per share is computed using the weighted average number of common shares outstanding for the period.
Basic and diluted net income per ordinary share is calculated as follows (U.S. dollars in millions, except share and per share data):

	Year ended
	December 29, 2017	December 30, 2016	January 1, 2016
Numerator:
Net income attributable to Fresh Del Monte Produce Inc.	$120.8	$225.1	$62.4

Denominator:
Weighted average number of ordinary shares - Basic	50,247,881	51,507,755	52,750,212
Effect of dilutive securities - employee stock options	340,827	454,440	449,321
Weighted average number of ordinary shares - Diluted	50,588,708	51,962,195	53,199,533

Antidilutive Options and Awards (1)	96,115	—	40,506

Net income per ordinary share attributable to
Fresh Del Monte Produce Inc.:
Basic	$2.40	$4.37	$1.18
Diluted	$2.39	$4.33	$1.17

(1) Options to purchase shares of common stock and unvested RSUs and PSUs are not included in the calculation of Net income per ordinary share because the effect would have been anti-dilutive.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.  Accumulated Other Comprehensive (Loss) Income

The following table includes the changes in accumulated other comprehensive income (loss) by component under the ASC on “Comprehensive Income” for the years ended December 29, 2017 and December 30, 2016 (U.S. dollars in millions):

	Changes in Accumulated Other Comprehensive (Loss) Income by Component (1)
	Changes in Fair Value of Effective Cash Flow Hedges	Foreign Currency Translation Adjustment		Retirement Benefit Adjustment	Total
Balance at January 1, 2016	$11.9	$(14.8)		$(20.1)	$(23.0)
Other comprehensive income (loss) before reclassifications	1.5	(10.6)	(2)	(5.3)	(14.4)
Amounts reclassified from accumulated other comprehensive loss	(8.0)	—		1.2	(6.8)
Net current period other comprehensive loss	(6.5)	(10.6)		(4.1)	(21.2)
Balance at December 30, 2016	$5.4	$(25.4)		$(24.2)	$(44.2)
Other comprehensive (loss) income before reclassifications	(7.7)	18.7	(2)	0.5	11.5
Amounts reclassified from accumulated other comprehensive loss	0.9	—		1.2	2.1
Net current period other comprehensive (loss) income	(6.8)	18.7		1.7	13.6
Balance at December 29, 2017	$(1.4)	$(6.7)		$(22.5)	$(30.6)

(1) All amounts are net of tax and noncontrolling interests.
(2) Includes a gain of $5.6 million and a gain of $2.2 million on intra-entity foreign currency transactions that are of a long-term-investment nature for the years ended December 29, 2017 and December 30, 2016. There was no noncontrolling interest impact for the year ended December 29, 2017 and a gain of $0.4 million for the year ended December 30, 2016 related to noncontrolling interest.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.  Accumulated Other Comprehensive (Loss) Income (continued)

The following table includes details about amounts reclassified from accumulated other comprehensive income (loss) by component for the years ended December 29, 2017 and December 30, 2016 (U.S. dollars in millions):

	December 29, 2017	December 30, 2016
Details about accumulated other comprehensive (loss) income components	Amount reclassified from accumulated other comprehensive (loss) income	Amount reclassified from accumulated other comprehensive (loss) income	Affected line item in the statement where net income is presented
Changes in fair value of effective cash flow hedges:
Foreign currency cash flow hedges	$1.2	$(7.5)	Sales
Foreign currency cash flow hedges	(0.3)	(0.5)	Cost of sales
Total	$0.9	$(8.0)

Amortization of retirement benefits:
Actuarial losses	$0.8	$0.8	Selling, general and administrative expenses
Actuarial losses	0.4	0.4	Cost of sales
Total	$1.2	$1.2

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Retirement and Other Employee Benefits

We sponsor a number of defined benefit pension plans and post-retirement plans.  The most significant of these plans cover employees in the United States, United Kingdom, Costa Rica and Guatemala. These plans are accounted for consistent with the ASC guidance related to “Compensation – Retirement Benefits.”

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

United Kingdom Defined Benefit Pension Plan

We sponsor a defined benefit pension plan, which covers a portion of our employees in the United Kingdom (the “U.K. plan”). The U.K. plan provides benefits based on the employees’ years of service and qualifying compensation and has ceased accruing benefits. Benefit payments are based on a final pay calculation as of November 30, 2005 and are adjusted for inflation annually.  Our funding policy for the U.K. plan is to contribute amounts into the plan in accordance with a recovery plan agreed by the Trustees and the Company in order to meet the statutory funding objectives of occupational trust-based arrangements of the United Kingdom or such additional amounts as determined appropriate to assure that assets of the U.K. plan are adequate to provide benefits. Substantially all of the U.K. plan’s assets are primarily invested in fixed income and equity funds.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Retirement and Other Employee Benefits (continued)

The following table sets forth a reconciliation of benefit obligations, plan assets and funded status for our defined benefit pension plans and post-retirement plans as of December 29, 2017 and December 30, 2016, which are also their measurement dates (U.S. dollars in millions):

	Pension plans (1)				Post-retirement plans
	December 29, 2017		December 30, 2016		December 29, 2017	December 30, 2016
	U.S.	U.K.	U.S.	U.K.	Central America	Central America
Change in Benefit Obligation:
Beginning benefit obligation	$17.0	$57.0	$17.6	$58.8	$61.9	$57.8
Service cost	—	—	—	—	5.6	5.2
Interest cost	0.6	1.5	0.7	1.9	4.4	3.8
Actuarial loss	0.5	2.9	0.1	10.8	0.4	1.3
Benefits paid	(1.4)	(2.0)	(1.4)	(4.3)	(6.0)	(6.3)
Exchange rate changes (2)	—	5.5	—	(10.2)	0.8	0.1
Plan amendment	—	(0.3)	—	—	—	—
Ending benefit obligation	16.7	64.6	17.0	57.0	67.1	61.9

Change in Plan Assets:
Beginning fair value	13.1	50.5	13.4	53.4	—	—
Actual return on plan assets	1.8	5.9	0.8	8.7	—	—
Company contributions	0.4	1.8	0.3	1.9	6.0	6.3
Benefits paid	(1.4)	(2.0)	(1.4)	(4.3)	(6.0)	(6.3)
Exchange rate changes (2)	—	5.1	—	(9.2)	—	—
Ending fair value	13.9	61.3	13.1	50.5	—	—

Amounts recognized in the Consolidated Balance Sheets:
Accounts payable and accrued expenses (current liability)	—	—	—	—	7.5	7.2
Retirement benefits liability (noncurrent liability)	2.8	3.3	3.9	6.5	59.6	54.7
Net amount recognized in the
Consolidated Balance Sheets	$2.8	$3.3	$3.9	$6.5	$67.1	$61.9

Amounts recognized in Accumulated other comprehensive loss(3):
Net actuarial loss	(8.7)	(1.7)	(9.4)	(2.8)	(14.2)	(14.6)
Net amount recognized in accumulated other comprehensive loss	$(8.7)	$(1.7)	$(9.4)	$(2.8)	$(14.2)	$(14.6)

(1)	The accumulated benefit obligation is the same as the projected benefit obligation.

(2)
The exchange rate difference included in the reconciliation of the change in benefit obligation and the change in plan assets above results from currency fluctuations of the U.S. dollar relative to the British pound for the U.K. plan and the U.S. dollar versus Central American currencies such as the Costa Rican colon and Guatemalan quetzal for the Central American plans as of December 29, 2017 and December 30, 2016, when compared to the previous year.

(3)	We had accumulated other comprehensive income of $5.7 million as of December 29, 2017 and $5.2 million as of December 30, 2016 related to tax effect of unamortized pension gains.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Retirement and Other Employee Benefits (continued)

The following table provides a roll forward of the accumulated other comprehensive income ("AOCI") balances (U.S. dollars in millions):

	Pension plans				Post-retirement plans
	Year ended				Year ended
	December 29, 2017		December 30, 2016		December 29, 2017	December 30, 2016
Reconciliation of AOCI	U.S.	U.K.	U.S.	U.K.	Central America	Central America
AOCI (loss) gain at beginning of plan year	$(9.4)	$(2.8)	$(9.3)	$2.1	$(14.6)	$(14.1)
Amortization of net losses recognized during the year	0.4	—	0.3	—	0.9	0.8
Net (losses) gains occurring during the year	0.3	1.0	(0.4)	(4.7)	(0.5)	(1.3)
Currency exchange rate changes	—	0.1	—	(0.2)		—
AOCI (loss) at end of plan year	$(8.7)	$(1.7)	$(9.4)	$(2.8)	$(14.2)	$(14.6)

The amounts in AOCI expected to be amortized as a component of net period cost in the upcoming year are (U.S. dollars in millions):

	Pension plans		Post-retirement plans
	U.S.	U.K.	Central America
2018 amortization of net losses	$0.4	$—	$0.8

The following table sets forth the net periodic pension cost of our defined benefit pension and post-retirement benefit plans (U.S. dollars in millions):

	Pension plans						Post-retirement plans
	Year ended						Year ended
	December 29, 2017		December 30, 2016		January 1, 2016		December 29, 2017	December 30, 2016	January 1, 2016
	U.S.	U.K.	U.S.	U.K.	U.S.	U.K.	Central America	Central America	Central America
Service cost	$—	$—	$—	$—	$—	$—	$5.6	$5.2	$5.8
Interest cost	0.6	1.5	0.7	1.9	0.7	2.2	4.4	3.8	3.7
Expected return on assets	(1.0)	(2.4)	(1.0)	(2.6)	(1.0)	(2.9)	—	—	—
Net amortization	0.4	—	0.3	—	0.4	—	0.8	0.8	1.1
Net periodic cost (income)	$—	$(0.9)	$—	$(0.7)	$0.1	$(0.7)	$10.8	$9.8	$10.6

There are no amounts of plan assets expected to be refunded to us over the next 12 months. The expected return on assets is calculated using the fair value of plan assets for both the U.S. and U.K. plans.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Retirement and Other Employee Benefits (continued)

Actuarial Assumptions

The assumptions used in the calculation of the benefit obligations of our U.S. and U.K. defined benefit pension plans and Central American plans consisted of the following:

	December 29, 2017			December 30, 2016				January 1, 2016
	Pension plans		Post- retirement plans	Pension plans		Post- retirement plans		Pension plans		Post- retirement plans
	U.S.	U.K.	Central America	U.S.	U.K.	Central America		U.S.	U.K.	Central America
Weighted average discount rate	3.45%	2.45%	6.50%	3.85%	2.60%	7.29%	(1)	4.00%	3.70%	7.23%
Rate of increase in compensation levels	—%	2.40%	4.75%	—%	2.50%	4.75%		—%	2.20%	4.64%

The assumptions used in the calculation of the net periodic pension costs for our U.S. and U.K. defined benefit pension plans and Central American plans consisted of the following:

	December 29, 2017			December 30, 2016				January 1, 2016
	Pension plans		Post- retirement plans	Pension plans		Post- retirement plans		Pension plans		Post- retirement plans
	U.S.	U.K.	Central America	U.S.	U.K.	Central America		U.S.	U.K.	Central America
Weighted average discount rate	3.85%	2.60%	7.10%	4.00%	3.70%	7.23%	(1)	3.70%	3.60%	6.85%
Rate of increase in compensation levels	—%	2.50%	4.75%	—%	2.20%	4.64%		—%	2.50%	5.20%
Expected long-term rate of return on assets	7.50%	4.50%	—%	7.50%	5.47%	—%		7.50%	5.36%	—%

(1)
The increase or decrease in the weighted average discount rate assumption for the benefit obligation and net periodic pension costs increased due to an increase or decrease in inflation assumptions and country-specific investments.

Effective December 29, 2017, we utilized updated mortality tables for our U.S. Plan. The change related to updated mortality tables has caused a decrease of our projected benefit obligation for this plan by $0.2 million and is included in accumulated other comprehensive income in our Consolidated Balance Sheets. This change is treated as a change in assumption, which affects the net actuarial (loss) gain and is amortized over the remaining service period of the plan participants. The annual amortization will impact net periodic cost in 2018.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Retirement and Other Employee Benefits (continued)

Cash Flows

	Pension plans		Post-retirement plans
	U.S.	U.K.	Central America
Expected benefit payments for:
2018	$1.4	$1.8	$7.5
2019	1.4	1.8	7.0
2020	1.3	1.8	6.6
2021	1.3	1.8	6.2
2022	1.2	1.9	6.3
Next 5 years	5.4	11.3	31.4
Expected benefit payments over the next 10 years	$12.0	$20.4	$65.0

For 2018, expected contributions are $0.2 million for the U.S. pension plans and $1.8 million for the U.K. pensions plans. Contributions for the U.S. and U.K. pension plans are actuarially determined based on funding regulations.

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

The fair values of our U.S. plan assets by asset category are as follows:

		Fair Value Measurements at December 29, 2017 (U.S. dollars in millions)
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Mutual Funds:
Fixed income securities	$5.7	$5.7	$—	$—
Value securities	3.8	3.8	—	—
Growth securities	4.4	4.4	—	—
Total	$13.9	$13.9	$—	$—

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Retirement and Other Employee Benefits (continued)

United Kingdom Defined Benefit Pension Plan

Plan Assets

The fair values of our U.K. plan assets by asset category are as follows:

		Fair Value Measurements at December 29, 2017 (U.S. dollars in millions)
Asset Category	Total Fair Value at December 29, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$0.2	$0.2	$—	$—
Equity securities:
United Kingdom companies	5.5		5.5	—
Diversified growth funds	20.8		20.8	—
Other international companies	18.5		18.5	—
Fixed income securities:
United Kingdom government bonds	7.1		7.1	—
Liability-driven investments	9.2		9.2	—
Total	$61.3	$0.2	$61.1	$—

		Fair Value Measurements at December 30, 2016 (U.S. dollars in millions)
Asset Category	Total Fair Value at December 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$0.4	$0.4	$—	$—
Equity securities:
United Kingdom companies	4.8		4.8	—
Diversified growth funds	17.4		17.4	—
Other international companies	17.1		17.1	—
Fixed income securities:
United Kingdom government bonds	4.4		4.4	—
Liability-driven investments	6.4		6.4	—
Total	$50.5	$0.4	$50.1	$—

Equity securities – This category includes pooled investments in various U.S., U.K. and other international equities over diverse industries.  The portfolio of stocks is invested in diverse industries and includes a concentration of 22% in financial institutions, 13% in consumer goods, 13% in industrials, 13% in technology, 11% in health care, 11% in consumer services and the remaining 17% in various other industries.  The diversified growth fund includes a portfolio of investment allocations of 35% in equities predominantly in the United States and Asia, 41% in fixed income securities including corporate and government bonds, 11% cash and 13% in other investments such as property and infrastructure. Units of the pooled investment accounts are not traded on an exchange or in an active market; however, valuation is based on the underlying investments of the units and are classified as Level 2 investments of the fair value hierarchy.

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

The expected long-term rate of return assumption for U.K. plan assets is adjusted based on asset allocation and is determined by reference to U.K. long dated government bond yields.

According to the plan’s investment policy, approximately 34% of the U.K. plan’s assets are invested in diversified growth funds, 30% are invested in other international equities and 9% are invested in U.K. equity securities. Approximately 15% are invested in liability-driven investments and 12% of the U.K. plan’s assets are invested in U.K. index-lined government bonds. Fund managers have no discretion to make asset allocation decisions with the exception of the diversified growth fund. The trustees try to rebalance any discrepancies through selective allocations of future contributions. Performance benchmarks for each asset class are based on various FTSE indices and inflation measures. Investment performance is reviewed quarterly.

Other Employee Benefits

We also sponsor a defined contribution plan established pursuant to Section 401(k) of the Internal Revenue Code. Subject to certain dollar limits, employees may contribute a percentage of their salaries to the plan, and we will match a portion of each employee’s contribution. This plan is in effect for U.S.-based employees only. The expense pertaining to this plan was $1.2 million for 2017, $1.1 million for 2016 and $1.2 million for 2015.

On August 31, 1997, one of our subsidiaries ceased accruing benefits under its salary continuation plan covering certain of our Central American management personnel. At December 29, 2017 we had $5.0 million accrued for this plan, including $0.6 million in accumulated other comprehensive income (loss) related to unamortized pension gains. At December 30, 2016 we had $5.4 million accrued for this plan, including $0.8 million in accumulated other comprehensive loss related to unamortized pension gains. Net periodic pension costs were $0.1 million for the year ended December 29, 2017, $0.1 million the year ended December 30, 2016 and $0.1 million for the year ended January 1, 2016.  Expected benefit payments under the plan for 2018 through 2022 total $3.4 million. For 2023 through 2027 the expected benefit payments under the plan total $2.0 million.

We sponsor a service gratuity plan covering certain of our Kenyan personnel. At December 29, 2017 we had $6.1 million accrued for this plan, including a $1.3 million in accumulated other comprehensive loss related to unamortized pension losses. At December 30, 2016 we had $6.1 million accrued for this plan, including a $1.8 million in accumulated other comprehensive loss related to unamortized pension losses. Net periodic pension costs were $1.2 million for the year ended December 29, 2017, $1.1 million for the year ended December 30, 2016 and $0.9 million for the year ended January 1, 2016. Expected benefit payments under the plan from 2018 through 2022 total $3.7 million. Benefit payments under the plan from 2023 through 2027 are expected to total $4.4 million.

We provide retirement benefits to certain employees who are not U.S.-based. Generally, benefits under these programs are based on an employee’s length of service and level of compensation. Included in retirement benefits on our consolidated balance sheets is $12.9 million at December 29, 2017 and $15.5 million at December 30, 2016 related to these programs. The unamortized pension losses related to other non-U.S.-based plans included in accumulated other comprehensive income (loss), a component of shareholders’ equity was $1.7 million for the year ending December 29, 2017 and $2.2 million for the year ending December 30, 2016. We also offer certain post-employment benefits to former executives and have $2.7 million at December 29, 2017 and $2.7 million at December 30, 2016 in retirement benefits on our consolidated balance sheets related to these benefits.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Share-Based Compensation

We maintain various compensation plans for officers, other employees, and non-employee members of our Board of Directors.
Share-based compensation expense included in selling, general and administrative expenses related to stock options, restricted stock awards ("RSAs"), restricted stock units ("RSUs") and performance stock units ("PSUs") is included in the accompanying Consolidated Statements of Income as follows (U.S. dollars in millions):

	Year ended
Types of Awards	December 29, 2017	December 30, 2016	January 1, 2016
Stock options	$0.5	$2.4	$3.9
RSUs/PSUs	10.7	21.6	12.2
RSAs	0.9	0.9	0.7
Total	$12.1	$24.9	$16.8

Proceeds of $1.6 million were received from the exercise of stock options for 2017, $12.2 million for 2016 and $35.3 million for 2015.

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

Under the 2014 Plan and Prior Plans, 20% of the options usually vest immediately, and the remaining options vest in equal installments over the next four years. Options under the 2014 Plan and Prior Plans may be exercised over a period not in excess of 10 years from the date of the grant. Prior Plan provisions are still applicable to outstanding options and awards under those plans. There were no stock options grants for the years ended December 29, 2017, December 30, 2016, and January 1, 2016.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Share-Based Compensation (continued)

Stock Options Awards

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

The following table summarizes stock option activity for the years ended December 29, 2017, December 30, 2016 and January 1, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Options outstanding at December 26, 2014	2,115,606	$26.41	$8.65
Exercised	(1,320,103)	26.76	9.05
Canceled	(35,000)	29.63	11.43

Options outstanding at January 1, 2016	760,503	25.65	7.84
Exercised	(471,653)	25.77	8.04
Canceled	(6,000)	15.78	5.53

Options outstanding at December 30, 2016	282,850	25.64	7.55
Exercised	(59,000)	27.80	8.00
Canceled	(5,000)	28.09	8.46

Options outstanding at December 29, 2017	218,850	$25.00	$7.40

Exercisable at January 1, 2016	202,303	$22.66	$7.69

Exercisable at December 30, 2016	126,250	$22.61	$7.86

Exercisable at December 29, 2017	186,650	$24.33	$7.60

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Share-Based Compensation (continued)

Information about stock options outstanding at December 29, 2017 was as follows:

Exercise Price	Remaining Contractual Life	Outstanding	Outstanding Intrinsic Value	Exercisable	Exercisable Intrinsic Value
$14.77	1.3 years	24,000	$0.8	24,000	$0.8
$19.83	1.1 years	6,250	0.2	6,250	0.2
$21.72	1.6 years	13,000	0.3	13,000	0.3
$22.25	0.6 years	21,000	0.5	21,000	0.5
$23.76	3.6 years	11,000	0.3	11,000	0.3
$24.29	4.6 years	23,000	0.5	23,000	0.5
$26.52	5.1 years	32,200	0.7	32,200	0.7
$28.01	5.6 years	17,150	0.3	17,150	0.3
$28.09	5.6 years	600	—	600	—
$28.89	6.3 years	64,400	1.2	32,200	0.6
$33.97	0.2 years	6,250	0.1	6,250	0.1
		218,850	$4.9	186,650	$4.3

The total intrinsic value of options exercised during the year ended December 29, 2017 was $1.2 million and $13.6 million and for the year ended December 30, 2016. There were no options granted for the year ended December 29, 2017 and no options granted for the year ended December 30, 2016. The total fair value of options vesting during the years ended December 29, 2017 was $0.9 million with a weighted-average fair value of $7.52 and $3.3 million for 2016 with a weighted-average fair value of $8.13 per option. As of December 29, 2017, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $0.1 million, which will be amortized over the weighted-average remaining requisite service period of 0.3 years.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Share-Based Compensation (continued)

Restricted Stock Awards (RSA)

A share of “restricted stock” is one of our ordinary shares that has restrictions on transferability until certain vesting conditions are met.

For RSAs under the 2014 Plan and Prior Plans, 50% of each award of our restricted stock vested on the date it was granted. The remaining 50% of each award vests upon the six-month anniversary of the date on which the recipient ceases to serve as a member of our Board of Directors. RSA awarded during the years ended December 29, 2017 and December 30, 2016 allow directors to retain all of their awards once they cease to serve as a member of our Board of Directors and is considered a nonsubstantive service condition in accordance with the guidance provided by the ASC on “Compensation – Stock Compensation.”  Accordingly, we recognize compensation cost immediately for restricted stock awards granted to non-management members of the Board of Directors.

The following table lists the RSA for the years ended December 29, 2017 and December 30, 2016:

Date of Award	Shares of Restricted Stock Awarded	Price Per Share
January 3, 2017	14,294	$61.21
January 4, 2016	22,946	$38.13

Restricted Stock Units (RSU)/ Performance Stock Units (PSU)

Each RSU/PSU represents a contingent right to receive one of our ordinary shares. The PSUs are subject to meeting minimum performance criteria set by our Compensation Committee of our Board of Directors. The actual number of shares the recipient receives is determined based on the results achieved versus performance goals. Those performance goals are based on exceeding a measure of our earnings. Depending on the results achieved, the actual number of shares that an award recipient receives at the end of the period may range from 0% to 100% of the award units granted. Provided such criteria are met, the PSU will vest in three equal annual installments on each of the next three anniversary dates provided that the recipient remains employed with us. For PSU's each anniversary date vesting tranche is considered to have its own grant-date and requisite service period. The RSUs will vest 20% on the award date and 20% on each of the next four anniversaries. For RSU's there is only one grant-date and requisite service period over the four year vesting period, one vesting tranche. We recognize expense related to RSUs and PSUs based on the fair market value, as determined on the date of award, ratably over each vesting tranche, provided the performance condition, if any, is probable.

RSUs/PSUs do not have the voting rights of ordinary shares, and the shares underlying the RSUs/PSUs are not considered issued and outstanding. However, shares underlying RSUs/PSUs are included in the calculation of diluted earnings per share to the extent the performance criteria are met.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Share-Based Compensation (continued)

The fair market value for RSUs/PSUs is based on the closing price of our stock on the award date. Forfeitures are estimated based on population of employees and historical experience.

The following table lists the various RSUs/PSUs awarded under the 2014 Plan and Prior Plans for the years ended December 29, 2017 and December 30, 2016 (U.S. dollars in millions except share and per share data):

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Share-Based Compensation (continued)

The following table summarizes RSUs/PSUs activity for the years ended December 29, 2017, December 30, 2016, January 1, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
RSUs/PSUs outstanding at December 26, 2014	675,932	$27.29
Granted	471,767	36.44
Converted	(157,933)	32.38
Canceled	(1,224)	29.99

RSUs/PSUs outstanding at January 1, 2016	988,542	30.94
Granted	427,624	49.91
Converted	(472,841)	37.77
Canceled	(11,289)	37.89

RSUs/PSUs outstanding at December 30, 2016	932,036	36.09
Granted	208,743	54.17
Converted	(336,112)	34.91
Canceled	(43,515)	43.77

RSUs/PSUs outstanding at December 29, 2017	761,152	41.13

Vested at January 1, 2016	249,797	$25.53

Vested at December 30, 2016	304,940	$26.49

Vested at December 29, 2017	235,332	$28.01

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Share-Based Compensation (continued)

Information about RSUs/PSUs outstanding at December 29, 2017 was as follows:

Grant Date Market Value	Outstanding	Outstanding Intrinsic Value	Vested	Vested Intrinsic Value
$40.03	60,483	$0.5	—	$—
$56.52	97,149	—	—	—
$56.52	40,479	—	—	—
$59.83	96,116	—	—	—
$49.75	39,210	—	—	—
$38.99	80,433	0.7	17,513	0.8
$38.99	30,674	0.3	—	—
$33.44	79,397	1.1	41,164	2.0
$33.44	20,708	0.3	—	—
$25.52	63,146	1.4	63,147	3.0
$29.99	39,849	0.7	—	—
$26.52	64,290	1.4	64,290	3.1
$24.68	49,218	1.1	49,218	2.3
	761,152	$7.5	235,332	$11.2

As of December 29, 2017, the total remaining unrecognized compensation cost related to non-vested RSUs/PSUs amounted to $18.2 million, which will be amortized over the weighted-average remaining requisite service period of two years.

16. Commitments and Contingencies

We lease agricultural land and certain property, plant and equipment, including office facilities and refrigerated containers, under operating leases. We also enter into ship charter agreements for the transport of our fresh produce to markets worldwide using seven chartered refrigerated ships. The remaining terms for ship charter agreements range between one to five years.  The aggregate minimum payments under all operating leases and ship charter agreements with initial terms of one year or more at December 29, 2017 are as follows (U.S. dollars in millions):

2018	$44.1
2019	38.0
2020	16.8
2021	10.2
2022	8.7
Thereafter	27.8
$145.6

Total expense for all operating leases and ship charter agreements, including leases with initial terms of less than one year, amounted to $92.1 million for 2017, $96.4 million for 2016 and $103.9 million for 2015.

We also have agreements to purchase the entire or partial production of certain products of our independent growers primarily in Guatemala, Costa Rica, Philippines, Ecuador, Chile, and Colombia that meet our quality standards. Total purchases under these agreements amounted to $815.0 million for 2017, $816.0 million for 2016 and $887.2 million for 2015.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. Commitments and Contingencies (continued)

In addition, on December 22, 2017, we entered into a definitive agreement for the building of two new refrigerated container ships for $58.0 million to be delivered in 2020. The agreement requires payments of approximately $11.4 million in 2018, $5.7 million in 2019 and $40.9 million in 2020 for these two ships. As part of this ship building agreement, we have two options for two additional ships on each option.

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

22, 2015. On September 2, 2016, the Third Circuit en banc reversed the District Court’s dismissal on first-filed doctrine grounds of the claims of approximately 229 of the plaintiffs and remanded the case back to the District Court for further proceedings. The United States Court of Appeals for the Third Circuit has canceled the hearing previously scheduled for March 9, 2017 to hear oral argument in the appeal from the grant of summary judgment to defendants on the statute of limitations issue and has advised the parties that its decision on the appeal, which remains pending, will be issued on the basis of the written pleadings filed by the parties. On June 2, 2017, the Third Circuit issued a Petition for Certification of State Law to the Delaware Supreme Court to resolve the complex procedural question pending on appeal regarding the applicability of the first-filed doctrine for tolling the statute of limitations on class actions claims. The Delaware Supreme Court has accepted certification of the pending question of law and the parties have filed their respective briefs with the court. Oral argument before the court took place on January 17, 2018.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. Litigation (continued)

We increased the liability by $0.4 million during 2017 and 2016 and reduced the liability by $0.8 million during 2015 due to changes to the remediation work being performed related to the Kunia Well Site clean-up. We included these charges/(credits) in asset impairment and other charges, net on our Consolidated Statements of Income. The estimates are between $13.7 million and $28.7 million. The estimate on which our accrual is based, totals $13.9 million. As of December 29, 2017, there is $13.5 million included in other noncurrent liabilities and $0.4 million included in accounts payable and accrued expenses in the Consolidated Balance Sheets for the Kunia Well Site clean-up, which we expect to expend in the next 12 months. We expect to expend approximately $0.4 million in 2018, $1.1 million in each year from 2019 through 2021 and $0.9 million in 2022.

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

Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the cash flows or fair value of the underlying exposures being hedged.  In addition, we perform an assessment of hedge effectiveness, both at inception and at least quarterly thereafter, to determine whether the financial instruments that are used in hedging transactions are effective at offsetting changes in the cash flows or fair value of the related underlying exposures. A cash flow hedge requires that the change in the fair value of a derivative instrument be recognized in other comprehensive income, a component of shareholders’ equity, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item.

Certain of our derivative instruments contain provisions that require the current credit relationship between us and our counterparty to be maintained throughout the term of the derivative instruments.  If that credit relationship changes, certain provisions could be triggered, and the counterparty could request immediate collateralization of derivative instruments in net liability position above a certain threshold.  There are no derivative instruments with a credit-risk-related contingent feature that are in a liability position on December 29, 2017. As of December 29, 2017, no triggering event has occurred and thus we are not required to post collateral.  If the credit-risk-related contingent features underlying these agreements were triggered on December 29, 2017, we would not be required to post collateral to its counterparty because the collateralization threshold has not been met.

Foreign Currency Hedges

We are exposed to fluctuations in currency exchange rates against the U.S. dollar on our results of operations and financial condition and we mitigate that exposure by entering into foreign currency forward contracts. Certain of our subsidiaries periodically enter into foreign currency forward contracts in order to hedge portions of forecasted sales or cost of sales denominated in foreign currencies with forward contracts and options, which generally expire within one year. At December 29, 2017, our foreign currency forward contracts will hedge a portion of our 2018 foreign currency exposure.

We designate our foreign currency forward contracts as single-purpose cash flow hedges of forecasted cash flows.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18.  Derivative Financial Instruments (continued)

We had the following outstanding foreign currency forward contracts as of December 29, 2017:

Foreign Currency Contracts Qualifying as Cash Flow Hedges:		Notional Amount
Euro		€85.0	million
Korean won	KRW	31,735.0	million

The following table reflects the fair values of derivative instruments as of December 29, 2017 (U.S. dollars in millions):

Derivatives Designated as Hedging Instruments (1)
	Foreign exchange contracts
Balance Sheet Location:	December 29, 2017	December 30, 2016
Asset derivatives:
Prepaid expenses and other current assets	$—	$5.4
Total asset derivatives	$—	$5.4

Liability derivatives:
Accounts payable and accrued expenses	$1.4	$—
Total liability derivatives	$1.4	$—

(1) See Note 19, "Fair Value Measurements," for fair value disclosures.
(2) We expect that $1.4 million of the fair value of hedges recognized as a net loss in AOCI will be transferred to earnings during the next 12 months along with the effect of the related forecasted transaction.

The fair value of our derivatives changed from an asset of $5.4 million as of December 30, 2016 to a liability of $1.4 million as of December 29, 2017, related to our foreign currency cash flow hedges.  For foreign currency hedges, these fluctuations are primarily driven by the strengthening or weakening of the U.S. dollar compared to currencies being hedged relative to the contracted exchange rates and the settling of a number of contracts throughout 2017. During 2017, certain derivative contracts to hedge the euro and Japanese yen relative to our sales were settled; certain derivative contracts to hedge the Korean won relative to our cost of sales were also settled. The change in 2017 was primarily related to the settling of the majority of the contracts throughout 2017.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table reflects the effect of derivative instruments on the Consolidated Statements of Income for the years ended December 29, 2017 and December 30, 2016 (U.S. dollars in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)
	Year ended			Year ended
	December 29, 2017	December 30, 2016		December 29, 2017	December 30, 2016
Foreign exchange contracts	$(5.4)	$(7.2)	Net sales	$(1.2)	$7.5
Foreign exchange contracts	(1.4)	0.7	Cost of products sold	0.3	0.5
Total	$(6.8)	$(6.5)		$(0.9)	$8.0

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. Fair Value Measurements

Fair Value of Derivative Instruments

We mitigate the risk of fluctuations in currency exchange rates on our results of operations and financial condition by entering into foreign currency cash flow hedges. We use an income approach to value our outstanding foreign currency cash flow hedges, which consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts using current market information as of the measurement date such as foreign currency spot and forward rates.  Additionally, we include an element of default risk based on observable inputs in the fair value calculation. Due to the fact that certain inputs to fair value these derivative instruments can be observed, these derivatives are classified as Level 2.

The following table provides a summary of the fair values of our derivative financial instruments measured on a recurring basis under “Fair Value Measurements and Disclosures” (U.S. dollars in millions):

Fair Value Measurements
Foreign currency hedge (liabilities) assets
	December 29, 2017	December 30, 2016
Quoted Prices in Active Markets for Identical Assets (Level 1)	$—	$—

Significant Other Observable Inputs (Level 2)	(1.4)	5.4

Significant Unobservable Inputs (Level 3)	—	—

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
Refer to Note 11, “Long-Term Debt and Capital Lease Obligations.”

Long-term debt: The carrying value of our long-term debt reported in the Consolidated Balance Sheets approximates their fair value since they bear interest at variable rates or fixed rates which contain an element of default risk.   The fair value of our long-term debt is estimated using Level 2 inputs based on quoted prices for those or similar instruments.
Refer to Note 11, “Long-Term Debt and Capital Lease Obligations.”

Fair Value of Non-Financial Assets

The following is a tabular presentation of the non-recurring fair value measurement along with the level within the fair value hierarchy in which the fair value measurement in its entirety falls (U.S. dollars in millions):

	Fair Value Measurements for the year ended December 29, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.K. Beverage trademark impairment	$1.8	$—	$—	$1.8
	$1.8	$—	$—	$1.8

During 2017, based on the annual impairment review of trade names and trademarks performed on the first day of our fourth quarter in 2017 and due to the underperformance of our prepared ambient juice business in the United Kingdom, we incurred a trade name and trademark impairment of $0.9 million. The fair value of the prepared food unit's U.K. Beverage trademark is $1.8 million. We utilized the royalty savings method, an income approach, to determine the fair value of the U.K. Beverage trade names and trademarks. The royalty savings method estimated the fair value of an intangible asset by capitalizing the royalties saved because the Company owns the intangible asset. In other words, the owner of the intangible asset realizes a benefit from owning the intangible asset rather than licensing or paying a royalty for the use of the asset. We corroborate other inputs used in the royalty savings method with market participant assumptions such as royalty rates and discount rates utilized, however due to the mix of unobservable inputs utilized, the fair value of the trademarks are classified as Level 3 of the fair value hierarchy.

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

20. Related Party Transactions

Receivables from related parties were $0.1 million in 2017 and $0.3 million in 2016. Payables to related parties were $1.2 million in 2017 and $1.1 million in 2016.

Cash distributions to noncontrolling interests were $4.6 million in 2017 and $0.2 million in 2016. Cash receipts from noncontrolling interests were $1.8 million in 2015. We have reflected the cash in contributions from (distributions to) noncontrolling interests under financing activities in the Consolidated Statements of Cash Flows. We have $17.8 million as of December 29, 2017 and $22.9 million as of December 30, 2016 in other noncurrent liabilities in our Consolidated Balance Sheets related to one of our noncontrolling interests.

We incurred expenses of approximately $2.4 million for 2017, $2.9 million for 2016 and $2.5 million for 2015 for air transportation services for chartering an aircraft that is indirectly owned by our Chairman and Chief Executive Officer. Other purchases from related parties were $9.3 million in 2017 compared to $9.5 million and $9.4 million in 2016 and 2015 respectively. Sales to related party transactions amounted to $0.3 million in 2017 compared to $0.1 million in 2016 and 2015.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21. Unaudited Quarterly Financial Information

Our fiscal quarter-ends correspond to the last Friday of the 13-week period, beginning the day following our fiscal year end. The following summarizes certain quarterly operating data (U.S. dollars in millions, except per share data):

	Quarter ended
	March 31, 2017	June 30, 2017	September 29, 2017	December 29, 2017 (2)
Net sales	$1,032.4	$1,147.1	$952.7	$953.7
Gross profit	99.1	123.2	58.3	51.0
Net income (loss)	45.6	69.8	10.5	(6.7)
Net income (loss) attributable to Fresh Del Monte Produce Inc.	46.4	69.2	11.5	(6.3)
Net income (loss) per ordinary share attributable to Fresh Del Monte Produce Inc. – basic (1)	$0.91	$1.37	$0.23	$(0.13)
Net income (loss) per ordinary share attributable to Fresh Del Monte Produce Inc. – diluted (1)	$0.90	$1.36	$0.23	$(0.13)
Dividends declared per ordinary share	$0.150	$0.150	$0.150	$0.150

	April 1, 2016	July 1, 2016	September 30, 2016	December 30, 2016
Net sales	$1,018.1	$1,088.6	$950.2	$954.6
Gross profit	140.7	145.4	118.8	56.5
Net income	81.2	97.7	36.2	10.5
Net income attributable to Fresh Del Monte Produce Inc.	81.7	96.2	35.2	12.0
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. – basic (1)	$1.58	$1.88	$0.68	$0.23
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. – diluted (1)	$1.57	$1.86	$0.68	$0.23
Dividends declared per ordinary share	$0.125	$0.125	$0.150	$0.150

(1)
Basic and diluted earnings per share for each of the quarters presented above is based on the respective weighted average number of shares for the quarters. The sum of the quarters may not necessarily be equal to the full year basic and diluted earnings per share amounts due to rounding.

(2)	Diluted earnings per share for the quarter ended December 29, 2017 excludes the impact of antidilutive share-based payment awards for 275,688 ordinary shares, as they were antidilutive.

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

Our operations are aggregated into business segments on the basis of our products: bananas, other fresh produce and prepared food. Other fresh produce includes pineapples, melons, non-tropical fruit (including grapes, apples, citrus, blueberries, strawberries, pears, peaches, plums, nectarines, cherries and kiwis), avocados, fresh-cut products, other fruit and vegetables, a third-party ocean freight business, a plastic product and box manufacturing business. Prepared food includes prepared fruit and vegetables, juices, beverages, snacks, poultry and meat products.

We evaluate performance based on several factors, of which net sales and gross profit by product are the primary financial measures (U.S. dollars in millions):

	Year ended
	December 29, 2017		December 30, 2016		January 1, 2016
	Net Sales	Gross Profit	Net Sales	Gross Profit	Net Sales	Gross Profit
Banana	$1,775.1	$113.4	$1,811.5	$159.5	$1,867.6	$76.5
Other fresh produce	1,997.2	179.2	1,852.6	236.7	1,826.3	208.7
Prepared food	313.6	39.0	347.4	65.2	362.6	57.1
Totals	$4,085.9	$331.6	$4,011.5	$461.4	$4,056.5	$342.3

	Year ended
Net sales by geographic region:	December 29, 2017	December 30, 2016	January 1, 2016
North America	$2,382.4	$2,221.5	$2,236.1
Europe	665.9	673.1	721.6
Middle East	518.8	569.8	586.6
Asia	460.2	477.2	441.4
Other	58.6	69.9	70.8
Total net sales	$4,085.9	$4,011.5	$4,056.5

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

22. Business Segment Data (continued)

Property, plant and equipment, net:	December 29, 2017	December 30, 2016
North America	$169.9	$151.7
Europe	52.5	45.9
Middle East	139.9	148.5
Africa	44.2	45.9
Asia	159.3	131.1
Central America	642.1	625.7
South America	91.2	88.7
Maritime equipment (including containers)	18.3	21.3
Corporate	10.9	13.2
Total property, plant and equipment, net	$1,328.3	$1,272.0

Identifiable assets:	December 29, 2017	December 30, 2016
North America	$441.5	$401.3
Europe	325.0	301.3
Middle East	300.0	320.2
Africa	133.6	122.2
Asia	270.1	232.2
Central America	1,011.7	977.8
South America	185.1	178.9
Maritime equipment (including containers)	35.0	40.1
Corporate	64.9	79.3
Total identifiable assets	$2,766.9	$2,653.3

North America accounted for approximately 58% of our net sales for 2017 and 55% for 2016 and 2015.  Our earnings are heavily dependent on operations located worldwide; however, our net sales are not dependent on any particular country other than the United States, with no other country accounting for greater than 10% of our net sales for 2017, 2016 and 2015.  These operations are a significant factor in the economies of some of the countries in which we operate and are subject to the risks that are inherent in operating in such countries, including government regulations, currency and ownership restrictions and risk of expropriation. Management reviews assets on the basis of geographic region and not by reportable segment, which more closely aligns our capital investment with demand for our products.  Costa Rica is our most significant sourcing location, representing approximately 38% of our property, plant and equipment as of December 29, 2017.  No foreign country other than Costa Rica accounts for greater than 10% of our property, plant and equipment.

One customer accounted for approximately 11% of net sales in 2016 and 2015. These sales are reported in the banana and other fresh produce segments. No customer accounted for 10% or more of our net sales in 2017. In 2017, our top 10 customers accounted for approximately 32% of net sales as compared with 31% during 2016 and 30% for 2015. Identifiable assets by geographic area represent those assets used in the operations of each geographic area. Corporate assets consist of goodwill, building, leasehold improvements and furniture and fixtures.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

23. Shareholders’ Equity

Our shareholders have authorized 50,000,000 preferred shares at $0.01 par value, of which none are issued or outstanding, and 200,000,000 ordinary shares of common stock at $0.01 par value, of which 48,759,481 are issued and outstanding at December 29, 2017.

The ordinary share activity for the years ended December 29, 2017 and December 30, 2016 is summarized as follows:

	Year ended
	December 29, 2017	December 30, 2016
Ordinary shares issued/(retired) as a result of:
Stock option exercises	59,000	471,653
Restricted stock awards	14,294	22,946
Restricted and performance stock units	251,303	544,577
Ordinary share repurchase and retirement	(2,822,022)	(2,325,235)

On July 29, 2015, our Board of Directors approved a three-year stock repurchase program of up to $300.0 million of our ordinary shares. We have repurchased $240.4 million of our ordinary shares, or 6,029,213 ordinary shares, under the aforementioned repurchase program and retired all the repurchased shares. We have a maximum dollar amount value of $59.6 million shares that may yet be purchased under the stock repurchase program approved on July 29, 2015.

The following represents a summary of repurchase activity during years ended December 29, 2017 and December 30, 2016 (U.S. dollars in millions, except share and per share data):

	Year ended
	December 29, 2017			December 30, 2016
	Shares	USD	Average price per share	Shares	USD	Average price per share
Year ended:	2,822,022	$142.0	$50.31	2,325,235	$106.6	$45.85

Subsequent to the year ended December 29, 2017, we repurchased 106,300 ordinary shares at an average price of $44.82 per share.

The following is a summary of the dividends declared per share for the years ended December 29, 2017 and December 30, 2016:

Year ended
December 29, 2017		December 30, 2016
Dividend Declared Date	Cash Dividend Declared, per Ordinary Share	Dividend Declared Date	Cash Dividend Declared, per Ordinary Share
December 8, 2017	$0.15	December 9, 2016	$0.15
September 8, 2017	$0.15	September 9, 2016	$0.15
June 2, 2017	$0.15	June 3, 2016	$0.125
March 31, 2017	$0.15	April 1, 2016	$0.125

We paid $30.1 million in dividends during the year ended December 29, 2017 and $28.2 million during the year ended December 30, 2016.

Schedule II - Valuation and Qualifying Accounts
Fresh Del Monte Produce Inc. and Subsidiaries
(U.S. dollars in millions)
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended December 29, 2017

Deducted from asset accounts: Valuation accounts:
Trade accounts receivable	$11.3	$2.9	$—	$(1.3)	$12.9
Advances to growers and other receivables	7.8	1.4	—	(0.4)	8.8
Deferred tax asset valuation allowance	232.1	35.4	(1.8)	(8.6)	257.1

Current and noncurrent accrued liabilities:
Provision for Kunia Well Site	13.7	—	(0.2)	0.4	13.9
Total	$264.9	$39.7	$(2.0)	$(9.9)	$292.7

Year ended December 30, 2016:

Deducted from asset accounts:
Valuation accounts:
Trade accounts receivable	$9.3	$4.0	$—	$(2.0)	$11.3
Advances to growers and other receivables	7.9	1.4	—	(1.5)	7.8
Deferred tax asset valuation allowance	225.8	27.5	0.2	(21.4)	232.1

Current and noncurrent accrued liabilities:
Provision for Kunia Well Site	13.7	—	(0.4)	0.4	13.7
Total	$256.7	$32.9	$(0.2)	$(24.5)	$264.9

Year ended January 1, 2016:

Deducted from asset accounts:
Valuation accounts:
Trade accounts receivable	$10.7	$0.4	$—	$(1.8)	$9.3
Advances to growers and other receivables	4.5	4.8	—	(1.4)	7.9
Deferred tax asset valuation allowance	179.5	62.8	0.2	(16.7)	225.8

Current and noncurrent accrued liabilities:
Provision for Kunia Well Site	14.6	0.3	(0.3)	(0.9)	13.7
Total	$209.3	$68.3	$(0.1)	$(20.8)	$256.7

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 29, 2017. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the year ended December 29, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

See Management’s Annual Report on Internal Control Over Financial Reporting included in Item 8.  Financial Statements and Supplementary Data.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by Item 10 of Part III of this Annual Report on Form 10-K will be included in our definitive Proxy Statement relating to our 2018 Annual General Meeting of Shareholders with respect to directors, executive officers, audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance, is incorporated herein by reference in response to this item.

Code of Ethics

We have adopted a Code of Conduct and Business Ethics Policy (“Code of Conduct”) that applies to our principal executive officer, principal financial officer and principal accounting officer as well as all our directors, other officers and employees. Our Code of Conduct can be found on our Website at www.freshdelmonte.com. We have not waived the requirements of the Code of Conduct for any directors or executive officers and there were no amendments in 2017.  We intend to disclose any amendment or waiver of the Code of Conduct promptly on our Website.

Item 11.	Executive Compensation

Information required by Item 11 of Part III of this Annual Report on Form 10-K will be included in our definitive Proxy Statement relating to our 2018 Annual General Meeting of Shareholders with respect to executive compensation, is incorporated herein by reference in response to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 of Part III of this Annual Report on Form 10-K will be included in our definitive Proxy Statement relating to our 2018 Annual General Meeting of Shareholders with respect to security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans, is incorporated herein by reference in response to this item.

Item 13.	Certain Relationships and Related Transactions

Information required by Item 13 of Part III of this Annual Report on Form 10-K will be included in our definitive Proxy Statement relating to our 2018 Annual General Meeting of Shareholders with respect to certain relationships and related transactions and director independence, is incorporated herein by reference in response to this item.

Item 14.	Principal Accountant Fees and Services

Information required by Item 14 of Part III of this Annual Report on Form 10-K will be included in our definitive Proxy Statement relating to our 2018 Annual General Meeting of Shareholders with respect to principal accountant fees and services, is incorporated by reference in response to this item.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Consolidated Statements and Other Financial Information

The following financial statements and supplemental schedule of Fresh Del Monte Produce Inc. and its subsidiaries are included in Item 8.  Financial Statements and Supplementary Data of this Report:

Consolidated Financial Statements

Report of Independent Registered Certified Public Accounting Firm on Consolidated Financial Statements

Consolidated Balance Sheets at December 29, 2017 and December 30, 2016

Consolidated Statements of Income for the years ended December 29, 2017, December 30, 2016 and January 1, 2016

Consolidated Statements of Comprehensive Income for the years ended December 29, 2017, December 30, 2016 and January 1, 2016

Consolidated Statements of Cash Flows for the years ended December 29, 2017, December 30, 2016 and January 1, 2016

Consolidated Statements of Shareholders’ Equity for the years ended December 29, 2017, December 30, 2016 and January 1, 2016

Notes to Consolidated Financial Statements

Supplemental Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts

Exhibits

The exhibits listed below are incorporated in this Report by reference, except for those indicated by “*” which are filed herewith (see accompanying Exhibit Index)

Exhibit No.	Description
2.1*,****	Stock Purchase Agreement, dated as of February 5, 2018, by and among Del Monte Fresh Produce N.A., Inc., Mann Packing Company and the stockholders of Mann Packing Company party thereto.
3.1	Amended and Restated Memorandum of Association of Fresh Del Monte Produce Inc. (incorporated by reference to Exhibit 3.6 to our Registration Statement on Form F-1 (File No. 333-7708)).

3.2	Amended and Restated Articles of Association of Fresh Del Monte Produce Inc. (incorporated by reference to Exhibit 3.7 to our Registration Statement on Form F-1 (File No. 333-7708)).

4.1	Specimen Certificate of Ordinary Shares of Fresh Del Monte Produce Inc. (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form F-1 (File No. 333-7708)).

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

10.10**	Fresh Del Monte Produce Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our First Quarter 2008 Report on Form 10-Q).

10.11**	2003 Performance Incentive Plan for Chairman & CEO (incorporated by reference to Exhibit 10.2 to our First Quarter 2008 Report on Form 10-Q).

10.12**	2004 Performance Incentive Plan for Senior Executives (incorporated by reference to Exhibit 10.3 to our First Quarter 2008 Report on Form 10-Q).

10.13**	2011 Performance Incentive Plan for the Chief Executive Officer ((incorporated by reference to Exhibit 10.1 to our First Quarter 2011 Report on Form 10-Q)

10.14**	Executive Retention and Severance Agreement (Chairman & CEO) (incorporated by reference to Exhibit 10.4 to our First Quarter 2008 Report on Form 10-Q).

10.15**	Fresh Del Monte Produce Inc. 2010 Non-Employee Directors Equity Plan, effective as of May 5, 2010 (incorporated by reference to Exhibit 10.1 to our Second Quarter 2010 Report on Form 10-Q).

Exhibit No.	Description
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

10.18**
2011 Omnibus Share Incentive Plan (incorporated by reference to Exhibit A in the Company's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 24, 2011)

10.19**
2014 Omnibus Share Incentive Plan (incorporated by reference to Exhibit A in the Company's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 31, 2014)

10.20
Standard Fruit and Vegetable Co., Inc. Stock Purchase Agreement, dated as of January 27, 2003, between Del Monte Fresh Produce N.A., Inc. and Standard Fruit and Vegetable Co., Inc. et al. (incorporated by reference to Exhibit 4.13 to our 2002 Annual Report on Form 20-F).

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

10.24*,**	Amendment to the Fresh Del Monte Produce Inc. 2014 Omnibus Share Incentive Plan effective November 1, 2017.

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Certified Public Accounting Firm.

31.1*	Certification of Chief Executive Officer filed pursuant to 17 CFR 240.13a-14(a).

31.2*	Certification of Chief Financial Officer filed pursuant to 17 CFR 240.13a-14(a).

32*	Certifications of Chief Executive Officer and Chief Financial Officer furnished pursuant to 17 CFR 240.13a-14(b) and 18 U.S.C. Section 1350.

101.INS*,***	XBRL Instance Document.

101.SCH*,***	XBRL Taxonomy Extension Schema Document.

101.CAL*,***	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit No.	Description

101.DEF*,***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*,***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*,***	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

**	Management contract or compensatory plan or arrangement.

***
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 29, 2017 and December 30, 2016 , (ii) Consolidated Statements of Income for the years ended December 29, 2017, December 30, 2016 and January 1, 2016, (iii) Consolidated Statements of Comprehensive Income for the years ended December 29, 2017, December 30, 2016, and January 1, 2016, (iv) Consolidated Statements of Cash Flows for the years ended December 29, 2017, December 30, 2016 and January 1, 2016 and (v) Notes to Consolidated Financial Statements.

****
Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementary to the Securities and Exchange Commission a copy of any omitted schedule or exhibit upon request.

Item 16.        Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRESH DEL MONTE PRODUCE INC.

Date:	February 20, 2018	By:	/s/ Youssef Zakharia
Youssef Zakharia
President & Chief Operating Officer

Date:	February 20, 2018	By:	/s/ Richard Contreras
Richard Contreras
Senior Vice President & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 20th day of February, 2018:

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