Form 10-Q
period 2018-03-30
FRESH DEL MONTE PRODUCE INC
filed 2018-05-01
CIK 1047340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
———————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2018
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

As of April 20, 2018, there were 48,748,992 ordinary shares of Fresh Del Monte Produce Inc. issued and outstanding.

Forward-Looking Statements

This report, information included in future filings by us and information contained in written material, press releases and oral statements, issued by or on behalf of us contains, or may contain, statements that constitute forward-looking statements. In this report, these statements appear in a number of places and include statements regarding the intent, beliefs or current expectations of us or our officers (including statements preceded by, followed by or that include the words “believes”, “expects”, “anticipates” or similar expressions) with respect to various matters, including our plans and future performance.  These forward-looking statements involve risks and uncertainties.  Fresh Del Monte’s actual plans and performance may differ materially from those in the forward-looking statements as a result of various factors, including (i) the uncertain global economic environment and the timing and strength of a recovery in the markets we serve, and the extent to which adverse economic conditions continue to affect our sales volume and results, including our ability to command premium prices for certain of our principal products, or increase competitive pressures within the industry, (ii) the impact of governmental initiatives in the United States and abroad to spur economic activity, including the effects of significant government monetary or other market interventions on inflation, price controls and foreign exchange rates, (iii) the impact of governmental trade restrictions, including adverse governmental regulation that may impact our ability to access certain markets such as uncertainty surrounding the recent vote in the United Kingdom to leave the European Union (often referred as Brexit), including spillover effects to other Eurozone countries, (iv) our anticipated cash needs in light of our liquidity, (v) the continued ability of our distributors and suppliers to have access to sufficient liquidity to fund their operations, (vi) trends and other factors affecting our financial condition or results of operations from period to period, including changes in product mix or consumer demand for branded products such as ours, particularly as consumers remain price-conscious in the current economic environment; anticipated price and expense levels; the impact of crop disease, severe weather conditions, such as flooding, or natural disasters, such as earthquakes, on crop quality and yields and on our ability to grow, procure or export our products; the impact of prices for petroleum-based products and packaging materials; and the availability of sufficient labor during peak growing and harvesting seasons, (vii) the impact of pricing and other actions by our competitors, particularly during periods of low consumer confidence and spending levels, (viii) the impact of foreign currency fluctuations, (ix) our plans for expansion of our business (including through acquisitions) and cost savings, (x) our ability to successfully integrate acquisitions into our operations, (xi) the impact of impairment or other charges associated with exit activities, crop or facility damage or otherwise, (xii) the timing and cost of resolution of pending and future legal and environmental proceedings or investigations, (xiii) the impact of changes in tax accounting or tax laws (or interpretations thereof), and the impact of settlements of adjustments proposed by the Internal Revenue Service or other taxing authorities in connection with our tax audits, and (xiv) the cost and other implications of changes in regulations applicable to our business, including potential legislative or regulatory initiatives in the United States or elsewhere directed at mitigating the effects of climate change. All forward-looking statements in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our plans and performance may also be affected by the factors described in Item 1A-“Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2017 along with other reports that we have on file with the Securities and Exchange Commission.

PART I: FINANCIAL INFORMATION

Item 1.        Financial Statements

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)
(U.S. dollars in millions, except share and per share data)

	March 30, 2018	December 29, 2017
Assets
Current assets:
Cash and cash equivalents	$37.4	$25.1
Trade accounts receivable, net of allowance of $17.1 and $12.8, respectively	446.7	358.8
Other accounts receivable, net of allowance of $8.3 and $8.8, respectively	90.4	73.6
Inventories, net	567.3	541.8
Prepaid expenses and other current assets	24.7	20.5
Total current assets	1,166.5	1,019.8

Investments in and advances to unconsolidated companies	2.0	2.0
Property, plant and equipment, net	1,423.0	1,328.3
Goodwill	591.0	261.9
Deferred income taxes	59.4	59.1
Other noncurrent assets	104.7	95.8
Total assets	$3,346.6	$2,766.9
Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued expenses	$449.4	$382.4
Current portion of long-term debt and capital lease obligations	0.6	0.6
Income taxes and other taxes payable	12.5	10.8
Total current liabilities	462.5	393.8

Long-term debt and capital lease obligations	794.1	357.0
Retirement benefits	96.6	96.2
Other noncurrent liabilities	40.3	42.4
Deferred income taxes	87.4	86.3
Total liabilities	1,480.9	975.7
Commitments and contingencies (See note 13)
Redeemable noncontrolling interests	39.5	—
Shareholders' equity:
Preferred shares, $0.01 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.01 par value; 200,000,000 shares authorized; 48,775,905 and 48,759,481 issued and outstanding, respectively	0.5	0.5
Paid-in capital	525.7	522.5
Retained earnings	1,303.4	1,275.0
Accumulated other comprehensive loss	(28.0)	(30.6)
Total Fresh Del Monte Produce Inc. shareholders' equity	1,801.6	1,767.4
Noncontrolling interests	24.6	23.8
Total shareholders' equity	1,826.2	1,791.2
Total liabilities, redeemable noncontrolling interests and shareholders' equity	$3,346.6	$2,766.9

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(U.S. dollars in millions, except share and per share data)

	Quarter ended
	March 30, 2018	March 31, 2017
Net sales	$1,106.1	$1,032.4
Cost of products sold	999.6	933.3
Gross profit	106.5	99.1
Selling, general and administrative expenses	48.6	47.9
Gain on disposal of property, plant and equipment, net	0.2	0.8
Asset impairment and other charges (credits), net	1.6	(1.9)
Operating income	56.5	53.9
Interest expense	3.7	1.4
Interest income	(0.1)	(0.1)
Other expense, net	3.4	0.1
Income before income taxes	49.5	52.5
Provision for income taxes	6.3	6.9
Net income	$43.2	$45.6
Less: Net income (loss) attributable to redeemable and noncontrolling interests	1.7	(0.8)
Net income attributable to Fresh Del Monte Produce Inc.	$41.5	$46.4
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Basic	$0.85	$0.91
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Diluted	$0.85	$0.90
Dividends declared per ordinary share	$0.150	$0.150
Weighted average number of ordinary shares:
Basic	48,781,596	51,218,502
Diluted	49,032,952	51,668,110

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(U.S. dollars in millions)

	Quarter ended
	March 30, 2018	March 31, 2017
Net income	$43.2	$45.6
Other comprehensive income:
Net unrealized loss on derivatives	(1.8)	(2.5)
Net unrealized foreign currency translation gain	4.3	4.0
Net change in retirement benefit adjustment, net of tax	0.1	—
Comprehensive income	$45.8	$47.1
Less: Comprehensive income (loss) attributable to redeemable and noncontrolling interests	1.7	(0.8)
Comprehensive income attributable to Fresh Del Monte Produce Inc.	$44.1	$47.9

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(U.S. dollars in millions)

	Quarter ended
	March 30, 2018	March 31, 2017
Operating activities:
Net income	$43.2	$45.6
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	21.0	19.9
Amortization of debt issuance costs	0.1	0.1
Share-based compensation expense	4.6	3.6
Asset impairment, net	—	0.3
Change in uncertain tax positions	0.1	0.1
Gain on disposal of property, plant and equipment	(0.2)	(0.8)
Deferred income taxes	0.8	(4.7)
Foreign currency translation adjustment	2.4	1.7
Changes in operating assets and liabilities; net of the effect of acquisitions
Receivables	(65.0)	(23.4)
Inventories	(3.6)	(10.2)
Prepaid expenses and other current assets	(2.2)	1.6
Accounts payable and accrued expenses	10.2	5.2
Other noncurrent assets and liabilities	(9.9)	(6.0)
Net cash provided by operating activities	1.5	33.0
Investing activities:
Capital expenditures	(42.7)	(35.6)
Proceeds from sales of property, plant and equipment	0.5	1.1
Purchase of a business, net of cash acquired	(371.7)	—
Net cash used in investing activities	(413.9)	(34.5)
Financing activities:
Proceeds from long-term debt	578.0	178.1
Payments on long-term debt	(138.7)	(143.4)
Distributions to noncontrolling interests, net	(1.2)	(3.7)
Proceeds from stock options exercised	0.7	0.1
Share-based awards settled in cash for taxes	(0.2)	—
Dividends paid	(7.3)	(7.6)
Repurchase and retirement of ordinary shares	(8.2)	(17.5)
Net cash provided by financing activities	423.1	6.0
Effect of exchange rate changes on cash	1.6	1.4
Net increase in cash and cash equivalents	12.3	5.9
Cash and cash equivalents, beginning	25.1	20.1
Cash and cash equivalents, ending	$37.4	$26.0
Supplemental cash flow information:
Cash paid for interest	$3.4	$1.2
Cash paid for income taxes	$5.1	$2.6
Non-cash financing and investing activities:
Retirement of ordinary shares	$8.2	$17.5
Dividends on restricted stock units	$—	$0.3
Purchase of a business	$1.2	$—

 See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  General

Reference in this Report to "Fresh Del Monte", “we”, “our” and “us” and the “Company” refer to Fresh Del Monte Produce Inc. and its subsidiaries, unless the context indicates otherwise.

We were incorporated under the laws of the Cayman Islands in 1996 and are engaged primarily in the worldwide production, transportation and marketing of fresh produce. We source our products, which include bananas, pineapples, melons and nontropical fruit (including grapes, apples, citrus, blueberries, strawberries, pears, peaches, plums, nectarines, cherries and kiwis), avocados and tomatoes, primarily from Central America, South America, Africa and the Philippines. We also source products from North America, Europe and the Middle East and distribute our products in North America, Europe, Middle East, Asia, South America and Africa. Products are sourced from our company-owned farms, through joint venture arrangements and through supply contracts with independent growers. We have the exclusive right to use the DEL MONTE® brand for fresh fruit, fresh vegetables and other fresh and fresh-cut produce and certain other specified products on a royalty-free basis under a worldwide, perpetual license from Del Monte Corporation, an unaffiliated company that owns the DEL MONTE® trademark. We are also a producer, marketer and distributor of prepared fruit and vegetables, juices and snacks and we hold a perpetual, royalty-free license to use the DEL MONTE® brand for prepared foods throughout Europe, Africa, the Middle East and certain Central Asian countries. Del Monte Corporation and several other unaffiliated companies manufacture, distribute and sell under the DEL MONTE® brand canned or processed fruit, vegetables and other produce, as well as dried fruit, snacks and other products in certain geographic regions. We can also produce, market and distribute certain prepared food products in North America based on our recently announced agreement with Del Monte Pacific utilizing the DEL MONTE® brand. We have entered into an agreement with Del Monte Foods, Inc. to jointly; (a) produce, market and sell prepared, chilled/refrigerated (i) juices, (ii) cut-fruit and (iii) avocado/ guacamole products produced using high pressure technology; and (b) develop DEL MONTE® branded restaurants, cafes and other retail outlets.

The accompanying unaudited Consolidated Financial Statements for the quarter ended March 30, 2018 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for fair presentation have been included. Operating results for the quarter ended March 30, 2018 are subject to significant seasonal variations and are not necessarily indicative of the results that may be expected for the year ending December 28, 2018. For further information, refer to the Consolidated Financial Statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 29, 2017.

We are required to evaluate events occurring after March 30, 2018 for recognition and disclosure in the unaudited Consolidated Financial Statements for the quarter ended March 30, 2018. Events are evaluated based on whether they represent information existing as of March 30, 2018, which require recognition in the unaudited Consolidated Financial Statements, or new events occurring after March 30, 2018, which do not require recognition but require disclosure if the event is significant to the unaudited Consolidated Financial Statements. We evaluated events occurring subsequent to March 30, 2018 through the date of issuance of these unaudited Consolidated Financial Statements.

2. Recently Issued Accounting Pronouncements

New Accounting Pronouncements Adopted

In May 2017, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2017-09, Stock Compensation (Topic 718), Scope of Modification Accounting. This ASU clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The guidance clarifies that modification accounting will be applied if the value, vesting conditions or classification of the award changes. We adopted this guidance on December 30, 2017 the first day of our 2018 fiscal year. We expect this ASU to impact modifications meeting the clarified criteria prospectively beginning in 2018.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

2. Recently Issued Accounting Pronouncements (continued)

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires that the service cost component of net periodic benefit costs from defined benefit and other postretirement benefit plans be included in the same Consolidated Statements of Income captions as other compensation costs arising from services rendered by the covered employees during the period.  The other components of net benefit cost will be presented in the Consolidated Statements of Income separately from service costs.  Following adoption, only service costs will be eligible for capitalization into manufactured inventories, which will reduce diversity in practice.  We adopted this guidance effective December 30, 2017 the first day of our 2018 fiscal year. We utilized the practical expedient provided in this ASU and did not reclassify the net periodic pension costs for the quarter ended March 31, 2017. Refer to Note 15 "Retirement and Other Employee Benefits" for the impact of the adoption on our financial condition, results of operations and cash flows.

In February 2017, the FASB issued ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets: Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which clarifies the scope of asset derecognition and adds further guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers. We adopted this guidance on December 30, 2017, the first day of our fiscal 2018 year. The impact of adoption of this ASU on our financial condition, results of operations and cash flows is not material.

In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business, which adds guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The adoption of this ASU will impact the analysis on the acquisition (or disposal) of a group of assets. We adopted this guidance on December 30, 2017, the first day of our fiscal 2018 year, and determined that the acquisition of Mann Packing Company, Inc. and subsidiaries (“Mann Packing”) represents an acquisition of a business. Refer to Note 5 "Acquisition" for further discussion on the acquisition of Mann Packing.

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which will require companies to recognize the income tax effects of intra-entity sales and transfers of assets other than inventory, particularly those asset transfers involving intellectual property, in the period in which the transfer occurs. We adopted this ASU effective December 30, 2017, the first day of our 2018 fiscal year. This guidance requires modified retrospective adoption. The impact of adoption of this ASU on our financial condition, results of operations and cash flows is not material.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues in an effort to reduce diversity in practice. We adopted this guidance on December 30, 2017, the first day of our 2018 fiscal year and determined there were no changes to disclosures or significant impact of the adoption on the Consolidated Statement of Cash Flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, and has subsequently issued several supplemental and/or clarifying ASU’s (collectively, “ASC 606”), which prescribes a comprehensive new revenue recognition standard that supersedes previously existing revenue recognition guidance. The new model provides a five-step analysis in determining when and how revenue is recognized. The core principle of the new guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires new, expanded disclosures regarding revenue recognition. The standard allows for initial application to be performed retrospectively to each period presented or as a modified retrospective adjustment as of the date of adoption. ASC 606, also provides for certain practical expedients, including the option to expense as incurred the incremental costs of obtaining a contract, if the contract period is for one year or less, and policy elections regarding shipping and handling that provides the option to account for shipping and handling costs as contract fulfillment costs.

We adopted the new revenue recognition standard effective December 30, 2017, the first day of our 2018 fiscal year, using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings for the current balance sheet period presented in the amount of $0.1 million, which is not material to our financial position, results of operations and cash flows.

The adoption of this ASU resulted in increased disclosure, including qualitative and quantitative disclosures about the nature, amount timing and uncertainty of revenue and cash flows arising from contracts with customers. For further discussion, refer to Note 3 "Summary of Significant Accounting Policies."

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

2. Recently Issued Accounting Pronouncements (continued)

New Accounting Pronouncements Not Yet Adopted

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income, which amends Accounting Standards Codification ("ASC") 220, Income Statement — Reporting Comprehensive Income, to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. In addition, under the ASU, an entity will be required to provide certain disclosures regarding stranded tax effects. This ASU is effective for us the first day of our 2019 fiscal year. We are evaluating the impact of adoption of this ASU on our financial condition, results of operations and cash flows, and, as such, we are not able to estimate the effect the adoption of the new standard will have on our financial statements. Early adoption is permitted.

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

In February 2016, the FASB issued ASU 2016-02, Leases, and has subsequently issued several supplemental and/or clarifying ASU's (collectively, "ASC 842"), which requires a dual approach for lease accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases may result in the lessee recognizing a right-of use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize a straight-line total lease expense. The guidance also requires qualitative and specific quantitative disclosures to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities, including significant judgments and changes in judgments. This ASU will be effective for us beginning the first day of our 2019 fiscal year. Early adoption is permitted. We have commenced an initial analysis and have a team in place to analyze the impact of ASC 842. We believe the new standard will have a material impact on our Consolidated Balance Sheets, and we are continuing to evaluate the impact of adoption of ASC 842 on our financial condition, results of operations and cash flows.

3. Summary of Significant Accounting Policies

Revenue Recognition

Our revenues result from the sale of products or services and reflect the consideration to which we expect to be entitled. We record revenue based on a five-step model in accordance with ASC 606, Revenue from Contracts with Customers ("ASC 606"). For our customer contracts, we identify the performance obligations (products or services), determine the transaction price, allocate the contract transaction price to the performance obligations, and recognize the revenue when the performance

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

3. Summary of Significant Accounting Policies (continued)

obligation is fulfilled, which is when the product is shipped to or received by the customer, depending on the specific terms of the arrangement. Our revenues are recorded at a point in time.

Product sales are recorded net of variable consideration, such as provisions for returns, discounts and allowances. Such provisions are calculated using historical averages adjusted for any expected changes due to current business conditions. Consideration given to customers for cooperative advertising is recognized as a reduction of revenue except to the extent that there is a distinct good or service, in which case the expense is classified as selling, general, and administrative expense. Provisions for customer volume rebates are based on achieving a certain level of purchases and other performance criteria that are established on a program by program basis. These rebates are estimated based on the expected amount to be provided to the customers and are recognized as a reduction of revenue.

As part of our adoption of ASC 606, we elected the practical expedient to expense incremental costs of obtaining a contract, if the contract period is for one year or less. These costs are included in selling, general and administrative expenses. Otherwise, incremental contract costs are recognized as an asset in the consolidated balance sheets and amortized over time as promised goods and services are transferred to a customer. We also elected to adopt a policy that shipping and handling costs will be accounted for as costs to fulfill a contract and are not considered performance obligations to our customers. The impact is expected to be insignificant as the expedient and policy election align with our current practice.
Refer to Note 16, "Business Segment Data" for additional description of our reportable business segments and disaggregated revenue disclosures.
4.  Asset Impairment and Other Charges (Credits), Net

The following represents a summary of asset impairment and other charges (credits), net recorded during the quarter ended March 30, 2018 and quarter ended March 31, 2017 (U.S. dollars in millions):

	Quarter ended				Quarter ended
	March 30, 2018				March 31, 2017
	Long-lived and other asset impairment	Other charges/(credits)		Total	Long-lived and other asset impairment	Other charges/(credits)	Total
Banana segment:
Philippines floods	—	—		—	0.3	—	0.3
Other fresh produce segment:
Chile insurance proceeds on floods	—	—		—	—	(2.2)	(2.2)
Acquisition costs related to Mann Packing	—	2.5	(1)	2.5	—	—	—
U.S. insurance recoveries due to inclement weather conditions	—	(0.9)		(0.9)	—	—	—
Total asset impairment and other charges (credits), net	$—	$1.6		$1.6	$0.3	$(2.2)	$(1.9)
(1) Acquisition costs relate to the Mann Packing Acquisition. Refer to Note 5, "Acquisition."

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

4.  Asset Impairment and Other Charges (Credits), Net (continued)

Exit Activity and Other Reserves

Exit activity and other reserve balances are recorded in the Consolidated Balance Sheets in accounts payable and accrued expenses for the current portion and in other noncurrent liabilities for the noncurrent portion. The following is a rollforward of 2018 exit activity and other reserves (U.S. dollars in millions):

	Exit activity and other reserve balance at December 29, 2017	Cash paid	Foreign exchange impact	Exit activity and other reserve balance at March 30, 2018
Contract termination and other exit activity charges	$0.3	$(0.1)	$—	$0.2
	$0.3	$(0.1)	$—	$0.2

The exit activity and other reserve balance as of March 30, 2018 includes $0.2 million related to contract termination costs for an underutilized facility in the United Kingdom which relates to previous periods. We do not expect additional charges related to the exit activities mentioned above that would significantly impact our results of operations or financial condition.

5.  Acquisition of Mann Packing

On February, 26, 2018, we completed the acquisition of 100% of the voting interests of Mann Packing Company, Inc. and subsidiaries (“Mann Packing”). The results of Mann Packing's operations have been included in our consolidated financial statements since that date. This acquisition will expand our fresh-cut, vegetable and prepared product offerings in North America. We purchased all of its outstanding capital stock for an aggregate consideration of $372.9 million funded by a $229.7 million three-day promissory note and $143.2 million in cash funded through borrowings under our Credit Facility (as defined in Note 12 “Long-Term Debt and Capital Lease Obligations”). The three-day promissory note was settled with cash on hand and additional borrowings under our Credit Facility.

Based on an evaluation of the provisions of ASC Business Combinations ("Topic 805"), the purchase price allocation reflected in the accompanying financial statements is preliminary and is based upon estimates and assumptions that are subject to change within the measurement period. Topic 805 allows entities a measurement period of up to one year from the acquisition date to finalize the allocation. The measurement period remains open pending the completion of valuation procedures related to the acquired tangible and intangible assets and assumed liabilities. The $328.8 million allocated to goodwill on our Consolidated Balance Sheets represents the excess of the purchase price over the preliminary values of assets acquired and liabilities assumed and is subject to revision. We are still evaluating our reportable segments and have preliminary included the goodwill related to this acquisition in the other fresh produce segment. We are still evaluating the tax implications of this transaction.

We recognized $2.5 million of acquisition related costs which primarily consist of advisory, legal, accounting, valuation, other professional and consulting fees and are included in asset impairment and other charges (credits), net. Refer to Note 4 “Asset Impairment and Other Charges (Credits), Net".

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

5.  Acquisition of Mann Packing (continued)

The following table summarizes the preliminary estimated fair values of the net assets acquired and liabilities assumed at the date of the acquisition:

Assets acquired
Current assets:
Cash and cash equivalents	$0.1
Trade accounts receivable, net of allowance	39.4
Other accounts receivable, net of allowance	1.2
Inventories, net	21.1
Prepaid expenses and other current assets	2.1
Total current assets	63.9

Property, plant and equipment, net	70.2
Goodwill	328.8
Total assets acquired	$462.9
Liabilities assumed
Current liabilities:
Accounts payable and accrued expenses	$50.9
Total liabilities assumed	$50.9

Less: Redeemable noncontrolling interest	39.1

Net assets acquired	$372.9

The Mann Packing acquisition includes a put option exercisable by the 25% shareholder of one of the acquired subsidiaries. The put option allows the noncontrolling shareholder to sell its 25% noncontrolling interest to us for a multiple of the subsidiary's adjusted earnings. The noncontrolling shareholder can exercise this put option on or after April 1, 2023. Following a 5-year window expiring on April 1, 2028, the put option value will be negotiated annually and the inputs are subject to change. As the put option is outside of our control, the estimated redemption value of the 25% noncontrolling interest is presented as a redeemable noncontrolling interest outside of permanent equity on our Consolidated Balance Sheets. The fair value assigned to this interest at acquisition date is subject to change and is pending completion. Refer to Note 7, “Redeemable Noncontrolling Interests”, for further discussion.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

5.  Acquisition of Mann Packing (continued)

Our consolidated results include the following unaudited financial information of Mann Packing:

Period from February 27, 2018 to March 30, 2018

Net sales	$51.3
Net income attributable to Fresh Del Monte Produce, Inc.	$1.2

The following unaudited pro forma combined financial information presents our results including Mann Packing as if the business combination had occurred at the beginning of fiscal year 2017:

	Quarter ended
	March 30, 2018		March 31, 2017
Net sales	$1,215.0		$1,171.1
Net income attributable to Fresh Del Monte Produce, Inc.	$44.8	(1)	$50.1	(2)

(1)Unaudited pro forma results for the quarter ended March 30, 2018 were positively adjusted by $9.4 million consisting of $11.3 million of nonrecurring transaction related compensation benefits, advisory, legal, accounting, valuation and other professional fees, partially offset by $1.9 million of interest expense as a result of increased borrowings under our Credit Facility.

(2)Unaudited pro forma results for the quarter ended March 31, 2017 was adjusted to include $2.6 million of interest expense as a result of increased borrowings under our Credit Facility.

6.  Noncontrolling Interests

The following table reconciles shareholders’ equity attributable to noncontrolling interests (U.S. dollars in millions):

	Quarter ended
	March 30, 2018	March 31, 2017
Noncontrolling interests, beginning	$23.8	$24.6
Net income (loss) attributable to noncontrolling interests	1.3	(0.8)
Distributions to noncontrolling interests	(0.5)	—
Noncontrolling interests, ending	$24.6	$23.8

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

7.  Redeemable Noncontrolling Interests

The following table reconciles redeemable noncontrolling interests (U.S. dollars in millions):

Quarter ended
March 30, 2018
Redeemable noncontrolling interests, beginning	$—
Initial measurement of redeemable noncontrolling interest due to Mann Packing acquisition	39.1
Net income attributable to redeemable noncontrolling interests	0.4
Redeemable noncontrolling interests, ending	$39.5

The Mann Packing acquisition included a put option exercisable by the 25% shareholder of one of the acquired subsidiaries. The put option allows the noncontrolling owner to sell its 25% noncontrolling interest to us for a multiple of the subsidiary's adjusted earnings. The noncontrolling shareholder can exercise this put option on or after April 1, 2023. Following a 5-year window expiring on April 1, 2028, the put option value will be negotiated annually and the inputs are subject to change. As the put option is outside of our control, the estimated value of the 25% noncontrolling interest is presented as a redeemable noncontrolling interest outside of permanent equity on our Consolidated Balance Sheets. The fair value assigned to this interest as of the acquisition date is subject to change and is pending completion.

At each reporting period, the redeemable noncontrolling interest is recognized at the higher of 1) the accumulated earnings associated with the redeemable noncontrolling interest or 2) the contractually-defined redemption value as of the balance sheet date. Refer to Note 5 "Acquisition" for further discussion on the acquisition of Mann Packing.

8. Income Taxes

In connection with a current examination of the tax returns in two foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing of approximately $136.3 million (including interest and penalties) for tax years 2012 through 2015.  We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities as we believe that the proposed adjustments are without technical merit. We will continue to vigorously contest the adjustments and expect to exhaust all administrative and judicial remedies necessary to resolve the matters, which could be a lengthy process.   We regularly assesses the likelihood of adverse outcomes resulting from examinations such as these to determine the adequacy of our tax reserves. Accordingly, we have not accrued any additional amounts based upon the proposed adjustments.  There can be no assurance that these matters will be resolved in our favor, and an adverse outcome of either matter, or any future tax examinations involving similar assertions, could have a material effect on our financial condition, results of operations and cash flows.

On December 22, 2017, the Tax Cut and Jobs Act (the “Act”) was signed into law. In accordance with Staff Accounting Bulletin (“SAB”) 118, we recognized the estimated impact of this legislation as a component of income tax expense in our audited financial statements for the year ending December 29, 2017. SAB 118 allows for a measurement period, not to extend beyond one year from the enactment date, for companies to complete their accounting for the provisions of the Act under ASC 740. As of March 30, 2018, no subsequent adjustments have been made to the provisional amounts recorded with the financial statements for the year ending December 29. 2017. We are still analyzing certain aspects of the Act and refining its calculations, which could potentially affect the provisional measurement of these balances. Our estimate of the impacts of the Act may change due to future guidance issued by the U.S. Treasury Department, Internal Revenue Service, Financial Standards Accounting Board and other standard setting bodies. The completion of the our 2017 income tax returns by the fourth quarter 2018 may also impact the provisional amounts that have been recorded.

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

These advances are collateralized by property liens and pledges of the respective season’s produce; however, certain factors such as unfavorable weather conditions, crop disease and financial stability could impact the ability for these growers to repay their advance. Occasionally, we agree to a payment plan or take steps to recover the advance via established collateral.  Allowances for advances to growers and suppliers are determined on a case by case basis depending on the production for the season and other contributing factors.  We may write-off uncollectable financing receivables after our collection efforts are exhausted.

The following table details the advances to growers and suppliers including the related allowance based on their credit risk profile (U.S. dollars in millions):

	March 30, 2018		December 29, 2017
	Short-term	Long-term	Short-term	Long-term
Gross advances to growers and suppliers	$38.9	$1.6	$38.9	$1.6
Allowance for advances to growers and suppliers	(2.2)	(0.1)	(2.8)	(0.1)
Net advances to growers and suppliers	$36.7	$1.5	$36.1	$1.5

The current and noncurrent portions of the financing receivables included above are classified in the Consolidated Balance Sheets in other accounts receivable and other noncurrent assets.

The following table details the credit risk profile of the above listed financing receivables (U.S. dollars in millions):

	Current Status	Fully Reserved	Total
Advances to growers and suppliers:
March 30, 2018	$38.2	$2.3	$40.5
December 29, 2017	37.6	2.9	40.5

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

9.  Financing Receivables (continued)

The allowance for advances to growers and suppliers and the related financing receivables for the quarter ended March 30, 2018 and March 31, 2017 were as follows (U.S. dollars in millions):

	Quarter ended
	March 30, 2018	March 31, 2017
Allowance for advances to growers and suppliers:
Balance, beginning of period	$2.9	$1.5
Provision for uncollectible amounts	0.3	—
Deductions to allowance related to write-offs	(0.9)	—
Balance, end of period	$2.3	$1.5

10.  Share-Based Compensation

Our shareholders approved and ratified the 2014 Omnibus Share Incentive Plan (the “2014 Plan”), which allows us to grant equity-based compensation awards, including stock options, restricted stock awards and restricted stock units including performance stock units. We disclosed the significant terms of the 2014 Plan and prior plans in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2017.

Stock-based compensation expense related to stock options, restricted stock awards ("RSAs"), restricted stock units ("RSUs") and performance stock units ("PSUs") is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Income and is comprised as follows (U.S. dollars in millions):

	Quarter ended
	March 30, 2018	March 31, 2017
Stock options	$0.1	$0.2
RSUs/PSUs	3.6	2.5
RSAs	1.0	0.9
Total	$4.7	$3.6

We received proceeds from the exercise of stock-based options of $0.7 million for the quarter ended March 30, 2018 and $0.1 million for the quarter ended March 31, 2017.

Stock Option Awards

Under the 2014 Plan and prior plans, 20% of the granted options vest immediately, and the remaining granted options vest in equal installments over the next four years. Options under the 2014 Plan and prior plans may be exercised over a period not in excess of 10 years from the date of the grant. Prior plan provisions are still applicable to outstanding options and awards under those plans. There were no stock option grants for the quarter ended March 30, 2018 or March 31, 2017.

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

10.  Share-Based Compensation (continued)

Restricted Stock Awards

A share of restricted stock is one of our ordinary shares that has restrictions on transferability until certain vesting conditions are met.

For RSAs awarded under the 2014 Plan, 50% of each award of our restricted stock vested on the date it was granted. The remaining 50% of each award vests upon the six-month anniversary of the date on which the recipient ceases to serve as a member of our Board of Directors. Restricted stock awarded during the quarter ended March 30, 2018 and March 31, 2017 allow directors to retain all of their awards once they cease to serve as a member of our Board of Directors and is considered a nonsubstantive service condition in accordance with the guidance provided by the ASC on “Compensation – Stock Compensation.”  Accordingly, we recognize compensation cost immediately for restricted stock awards granted to non-management members of the Board of Directors.

The following table lists RSAs awarded under the 2014 plan for the quarter ended March 30, 2018 and March 31, 2017:

Date of award	Shares of restricted stock awarded	Price per share
January 2, 2018	21,304	$46.93
January 3, 2017	14,294	61.21

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

10.  Share-Based Compensation (continued)

The following table lists the various RSUs and PSUs awarded under the 2014 Plan for the quarter ended March 30, 2018 and March 31, 2017 (U.S. dollars in millions, except share and per share data):

Date of award	Type of award	Units awarded	Price per share
February 21, 2018	PSU	85,000	$46.35
February 21, 2018	RSU	125,000	46.35
February 22, 2017	PSU	100,000	56.52
February 22, 2017	RSU	50,000	56.52

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

11.  Inventories

Inventories consisted of the following (U.S. dollars in millions):

	March 30, 2018	December 29, 2017
Finished goods	$228.4	$210.1
Raw materials and packaging supplies	163.1	165.4
Growing crops	175.8	166.3
Total inventories	$567.3	$541.8

12.  Long-Term Debt and Capital Lease Obligations

The following is a summary of long-term debt and capital lease obligations (U.S. dollars in millions):

	March 30, 2018	December 29, 2017
Senior unsecured revolving credit facility (see Credit Facility below)	$793.5	$356.2
Capital lease obligations	1.2	1.4
Total long-term debt and capital lease obligations	794.7	357.6
Less: Current portion	(0.6)	(0.6)
Long-term debt and capital lease obligations	$794.1	$357.0

Credit Facility

On April 16, 2015, we entered into a five-year $800 million syndicated senior unsecured revolving credit facility maturing on April 15, 2020 (the "Credit Facility") with Bank of America, N.A. as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Inc. as sole lead arranger and sole book manager. Borrowings under the Credit Facility bear interest at a spread over LIBOR that varies with our leverage ratio. The Credit Facility also includes a swing line facility and a letter of credit facility. Debt issuance costs of $1.1 million are included in other noncurrent assets on our Consolidated Balance Sheets.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

12.  Long-Term Debt and Capital Lease Obligations (continued)

On February 27, 2018, we exercised an option to increase the total commitments under the Credit Facility from $800 million to $1.1 billion. We incurred an additional $0.4 million of debt issuance costs in connection with the exercise of this option during the quarter ended March 30, 2018.

We have a renewable 364-day, $25.0 million commercial stand-by letter of credit facility with Rabobank Nederland.

The following is a summary of the material terms of the Credit Facility and other working capital facilities at March 30, 2018 (U.S. dollars in millions):

	Term	Maturity date	Interest rate	Borrowing limit	Available borrowings
Bank of America credit facility	5 years	April 15, 2020	3.04%	$1,100.0	$306.5
Rabobank letter of credit facility	364 days	June 19, 2018	Varies	25.0	18.8
Other working capital facilities	Varies	Varies	Varies	23.5	13.4
				$1,148.5	$338.7

The current margin for LIBOR advances is 1.25%. We intend to use funds borrowed under the Credit Facility from time to time for general corporate purposes, which may include the repayment, redemption or refinancing of our existing indebtedness, working capital needs, capital expenditures, funding of possible acquisitions, possible share repurchases and satisfaction of other obligations.

The Credit Facility requires us to comply with financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers. As of March 30, 2018, we were in compliance with all of the covenants contained in the Credit Facility. The Credit Facility is unsecured and is guaranteed by certain of our subsidiaries. The Credit Facility permits borrowings under the revolving commitment with an interest rate determined based on our leverage ratio and spread over LIBOR. In addition, we pay a fee on unused commitments.

As of March 30, 2018, we applied $6.1 million to the Rabobank Nederland letter of credit facility, in respect of certain contingent obligations and other governmental agency guarantees combined with guarantees for purchases of raw materials and equipment and other trade related letters of credit. We also had $17.3 million in other letters of credit and bank guarantees not included in the Rabobank or Bank of America letter of credit facilities.

13.  Commitments and Contingencies

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

On October 14, 2004, two of our subsidiaries were served with a complaint in an action styled Angel Abarca, et al. v. Dole Food Co., et al. filed in the Superior Court of the State of California for the County of Los Angeles on behalf of more than 2,600 Costa Rican banana workers who claim injury from exposure to DBCP. On January 2, 2009, three of our subsidiaries were served with multiple complaints in related actions styled Jorge Acosta Cortes, et al. v. Dole Food Company, et al. filed in the Superior Court of the State of California for the County of Los Angeles on behalf of 461 Costa Rican residents. An initial review of the plaintiffs in the Abarca and Cortes actions found that a substantial number of the plaintiffs were claimants in prior DBCP actions in

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

13.  Commitments and Contingencies (continued)

Texas and may have participated in the settlement of those actions. On June 27, 2008, the court dismissed the claims of 1,329 plaintiffs who were parties to prior DBCP actions. On June 30, 2008, our subsidiaries moved to dismiss the claims of the remaining Abarca plaintiffs on grounds of forum non conveniens in favor of the courts of Costa Rica. On September 22, 2009, the court granted the motion to dismiss and on November 16, 2009 entered an order conditionally dismissing the claims of those remaining plaintiffs who allege employment on farms in Costa Rica exclusively affiliated with our subsidiaries. Those dismissed plaintiffs re-filed their claim in Costa Rica on May 17, 2012. On January 18, 2013, all remaining plaintiffs in California filed Requests for Dismissal effecting the dismissal of their claims without prejudice. On September 25, 2013, our subsidiaries filed an answer to the claim re-filed with the courts of Costa Rica. Two additional DBCP-related lawsuits were filed in Costa Rica in 2015, which have since been dismissed by the Court on procedural grounds.

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

Plaintiffs agreed that judgment be entered in favor of all defendants for the claims still pending in the United States District Court for the District of Delaware on the basis of the summary judgment granted on May 27, 2014 and the district court entered judgment dismissing all plaintiffs’ claims on September 22, 2014. On October 21, 2014, a notice of appeal was filed with the United States Court of Appeals for the Third Circuit expressly limited the appeal to the claims of 57 (out of the more than 2,600) plaintiffs who had not previously filed claims in Louisiana. On August 11, 2015, a panel of the Court of Appeals affirmed the dismissal of the claims of these plaintiffs. Plaintiffs filed a Motion for Rehearing en Banc with the Third Circuit, which was granted on September 22, 2015. On September 2, 2016, the Third Circuit en banc reversed the District Court’s dismissal on first-filed doctrine grounds of the claims of approximately 229 of the plaintiffs and remanded the case back to the District Court for further proceedings. The United States Court of Appeals for the Third Circuit has canceled the hearing previously scheduled for March 9, 2017 to hear oral argument in the appeal from the grant of summary judgment to defendants on the statute of limitations issue and has advised the parties that its decision on the appeal, which remains pending, will be issued on the basis of the written pleadings filed by the parties. On June 2, 2017, the Third Circuit issued a Petition for Certification of State Law to the Delaware Supreme Court to resolve the complex procedural question pending on appeal regarding the applicability of the first-filed doctrine for tolling the statute of limitations on class actions claims. The Delaware Supreme Court has accepted certification of the pending question of law and the parties have filed their respective briefs with the court. On March 15, 2018, the Delaware Supreme court decided the complex procedural question in favor of the plaintiffs and is in the process of returning the case to the United States District Court for the District of Delaware for further proceedings.

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

We increased the liability by $0.4 million during 2017 and 2016 and reduced the liability by $0.8 million during 2015 due to changes to the remediation work being performed related to the Kunia Well Site clean-up. We included these charges/(credits) in asset impairment and other charges, net on our Consolidated Statements of Income. The estimates are between $13.7 million and $28.7 million. The estimate on which our accrual is based, totals $13.8 million. As of March 30, 2018, there is $13.5 million included in other noncurrent liabilities and $0.3 million included in accounts payable and accrued expenses in the Consolidated Balance Sheets for the Kunia Well Site clean-up, which we expect to expend in the next 12 months. We expect to expend approximately $0.3 million in 2018, $1.1 million in each year from 2019 through 2021 and $0.9 million in 2022.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

14.  Earnings Per Share

Basic and diluted net income per ordinary share is calculated as follows (U.S. dollars in millions, except share and per share data):

	Quarter ended
	March 30, 2018	March 31, 2017
Numerator:
Net income attributable to Fresh Del Monte Produce Inc.	$41.5	$46.4

Denominator:
Weighted average number of ordinary shares - Basic	48,781,596	51,218,502
Effect of dilutive securities - share-based employee options and awards	251,356	449,608
Weighted average number of ordinary shares - Diluted	49,032,952	51,668,110

Antidilutive awards (1)	207,461	59,297

Net income per ordinary share attributable to Fresh Del Monte Produce Inc.:
Basic	$0.85	$0.91
Diluted	$0.85	$0.90

(1)	Certain unvested RSUs are not included in the calculation of net income per ordinary share because the effect would have been antidilutive.

Refer to Note 20, “Shareholders’ Equity”, for disclosures related to the stock repurchase program and retired shares.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

15.  Retirement and Other Employee Benefits

The following table sets forth the net periodic benefit costs of our defined benefit pension plans and post-retirement benefit plans (U.S. dollars in millions):

	Quarter ended
	March 30, 2018	March 31, 2017
Service cost	$1.5	$1.4
Interest cost	1.6	1.6
Expected return on assets	(0.9)	(0.8)
Amortization of net actuarial loss	0.2	0.3
Net periodic benefit costs	$2.4	$2.5

We provide certain other retirement benefits to certain employees who are not U.S.-based and are not included above. Generally, benefits under these programs are based on an employee’s length of service and level of compensation. These programs are immaterial to our consolidated financial statements. The net periodic benefit costs related to other non-U.S.-based plans is $0.7 million for the quarter ended March 30, 2018 and $0.5 million for the quarter ended March 31, 2017.

We have adopted ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost regarding the presentation of components of net periodic pension costs. Service costs are presented in the same line item in the Consolidated Statements of Income as other compensation costs arising from services rendered by the employees during the period. With the exception of service cost, the other components of net periodic benefit costs (which include interest costs, expected return on assets, amortization of net actuarial losses) are recorded in the Consolidated Statements of Income in other expense, net. Therefore, $0.9 million of other net periodic benefit costs was reclassified from our operating income and is included in other expense, net on the Consolidated Statements of Income for the quarter ended March 30, 2018. We utilized the practical expedient provided in this ASU and did not reclassify the net periodic pension costs for the quarter ended March 31, 2017. The impact would have been $1.1 million of other net periodic benefit costs reclassified out of operating income and included in other expense, net in the Consolidated Statements of Income. The reclassification of amounts related to other non-U.S.-based plans is immaterial for the quarter ended March 30, 2018 and March 31, 2017.

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

We evaluate performance based on several factors, of which net sales and gross profit by product are the primary financial measures (U.S. dollars in millions):

	Quarter ended
	March 30, 2018		March 31, 2017
	Net Sales	Gross Profit	Net Sales	Gross Profit
Banana	$453.2	$52.1	$445.1	$35.0
Other fresh produce	573.9	46.7	506.2	48.4
Prepared food	79.0	7.7	81.1	15.7
Totals	$1,106.1	$106.5	$1,032.4	$99.1

	Quarter ended
Net Sales by geographic region:	March 30, 2018	March 31, 2017
North America	$663.4	$601.4
Europe	194.1	174.5
Middle East	115.9	122.9
Asia	112.7	113.2
Other	20.0	20.4
Total	$1,106.1	$1,032.4

Net sales of other fresh produce increased $67.7 million and net sales of North America increased $62.0 million for the quarter ended March 30, 2018 compared to the quarter ended March 31, 2017, principally as a result of the acquisition of Mann Packing which contributed $46.3 million of the increase during the first quarter of 2018. The assets acquired as a result of the Mann Packing acquisition are allocated to the North America geographic region. Refer to Note 5, “Acquisition”, for further discussion on the Mann Packing acquisition.

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

17.  Derivative Financial Instruments (continued)

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

Certain of our derivative instruments contain provisions that require the current credit relationship between us and our counterparty to be maintained throughout the term of the derivative instruments.  If that credit relationship changes, certain provisions could be triggered, and the counterparty could request immediate collateralization of derivative instruments in net liability position above a certain threshold.  There are derivative instruments with a credit-risk-related contingent feature that are in a liability position on March 30, 2018, however they are immaterial to our financial condition and results of operation. As of March 30, 2018, no triggering event has occurred and thus we are not required to post collateral.  If the credit-risk-related contingent features underlying these agreements were triggered on March 30, 2018, we would not be required to post collateral to the counterparty, because the collateralization threshold has not been met.

Foreign Currency Hedges

We are exposed to fluctuations in currency exchange rates against the U.S. dollar on our results of operations and financial condition and we mitigate that exposure by entering into foreign currency forward contracts.  Certain of our subsidiaries periodically enter into foreign currency forward contracts in order to hedge portions of forecasted sales or cost of sales denominated in foreign currencies, which generally mature within one year. Our foreign currency hedges were entered into for the purpose of hedging portions of our 2018 foreign currency exposure.

The foreign currency forward contracts qualifying as cash flow hedges were designated as single-purpose cash flow hedges of forecasted cash flows.

We had the following outstanding foreign currency forward contracts as of March 30, 2018 (in millions):

Foreign currency contracts qualifying as cash flow hedges:	Notional amount
Euro	EUR	96.1
British pound	GBP	5.3
Japanese yen	JPY	1,029.4
Korean won	KRW	23,068.0

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

17.  Derivative Financial Instruments (continued)

The following table reflects the fair values of derivative instruments, all of which are designated as Level 2 in the fair value hierarchy, as of March 30, 2018 and December 29, 2017 (U.S. dollars in millions):

Derivatives designated as hedging instruments (1)
	Foreign exchange contracts
Balance Sheet location:	March 30, 2018 (2)	December 29, 2017
Asset derivatives:
Prepaid expenses and other current assets	$0.1	$—
Total asset derivatives	$0.1	$—

Liability derivatives:
Accounts payable and accrued expenses	$3.3	$1.4
Total liability derivatives	$3.3	$1.4

(1) See Note 18, "Fair Value Measurements", for fair value disclosures.
(2) We expect that $3.2 million of the net fair value of hedges recognized as a net loss in accumulated other comprehensive income ("AOCI") will be transferred to earnings during the next 12 months, along with the earnings effect of the related forecasted transactions.

The following table reflects the effect of derivative instruments on the Consolidated Statements of Income for the quarters ended March 30, 2018 and March 31, 2017 (U.S. dollars in millions):

Derivatives in effective cash flow hedging relationships	Amount of (loss) gain recognized in other comprehensive income on derivatives (effective portion)		Location of (loss) income reclassified from AOCI into income (effective portion)	Amount of (loss) income reclassified from AOCI into income (effective portion)
	Quarter ended			Quarter ended
	March 30, 2018	March 31, 2017		March 30, 2018	March 31, 2017
Foreign exchange contracts	$(1.8)	$(1.8)	Net sales	$0.8	$1.1
Foreign exchange contracts	—	(0.7)	Cost of products sold	(0.2)	0.3
Total	$(1.8)	$(2.5)		$0.6	$1.4

As a subsequent event, on April 13, 2018, we entered into six-year interest rate swaps with a combined notional amount of $200.0 million to hedge our LIBOR-based borrowings from a variable rate to a fixed rate of 2.747% beginning June 1, 2018. The swap expires on June 1, 2024.

18.  Fair Value Measurements

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

18.  Fair Value Measurements (continued)

Derivative Instruments

We may choose to mitigate the risk of fluctuations in currency exchange rates on our results of operations and financial condition by entering into foreign currency cash flow hedges.  We account for the fair value of the related forward contracts as prepaid expenses and other current assets, other non-current assets, accounts payable and accrued expenses or other non-current liabilities.  We use an income approach to value our outstanding foreign currency hedges. An income approach consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contract using current market information as of the measurement date such as foreign currency, spot and forward rates.  Additionally, we include an element of default risk based on observable inputs into the fair value calculation. Due to the fact that certain inputs to fair value these derivative instruments can be observed, they are classified as Level 2.

The following table provides a summary of the fair values of assets and liabilities measured on a recurring basis under the ASC on “Fair Value Measurements and Disclosures” (U.S. dollars in millions):

Fair value measurements
Foreign currency forward contracts, net (liability) asset
	March 30, 2018	December 29, 2017
Quoted prices in active markets for identical assets (Level 1)	$—	$—
Significant observable inputs (Level 2)	(3.2)	(1.4)
Significant unobservable inputs (Level 3)	—	—

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
Refer to Note 12, “Long-Term Debt and Capital Lease Obligations.”

Long-term debt: The carrying value of our long-term debt reported in the Consolidated Balance Sheets approximates their fair value since they bear interest at variable rates which contain an element of default risk.  The fair value of our long-term debt is estimated using Level 2 inputs based on quoted prices for those or similar instruments.
Refer to Note 12, “Long-Term Debt and Capital Lease Obligations.”

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

18.  Fair Value Measurements (continued)

Fair Value of Non-Financial Assets

The purchase price allocation for the Mann Packing acquisition reflected in the accompanying financial statements is preliminary and is based upon estimates and assumptions that are subject to change within the measurement period. The measurement period remains open pending the completion of valuation procedures related to the acquired tangible and intangible assets and assumed liabilities. The $328.8 million allocated to goodwill represents the excess of the purchase price over the preliminary values of assets acquired and liabilities assumed and is subject to revision. The fair value of the net assets acquired are estimated using Level 3 inputs based on unobservable inputs. Refer to Note 5 "Acquisition" for further discussion on the acquisition of Mann Packing.

The Mann Packing acquisition includes a put option exercisable by the 25% shareholder of one of the acquired subsidiaries. The put option allows the noncontrolling owner to sell his 25% noncontrolling interest to us for a multiple of the subsidiary's adjusted earnings. As the put option is outside of our control, the estimated value of the 25% noncontrolling interest is presented as a redeemable noncontrolling interest outside of permanent equity on our Consolidated Balance Sheets. The fair value assigned to this interest is subject to change and is pending completion and is estimated using Level 3 inputs based on unobservable inputs. Refer to Note 7, “Redeemable Noncontrolling Interests”, for further discussion on the redeemable noncontrolling interests.

The fair value of the banana reporting unit's goodwill and the prepared food unit's remaining trade names and trademarks are highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets. We disclosed the sensitivity related to the banana reporting unit's goodwill and the prepared food reporting unit's trade names and trademarks in our notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2017.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

19.  Accumulated Other Comprehensive (Loss) Income

The following table includes the changes in accumulated other comprehensive (loss) income attributable to U.S. by component under the ASC on “Comprehensive Income” (U.S. dollars in millions):

	Changes in accumulated other comprehensive (loss) income by component (1)
	Quarter ended March 30, 2018
	Changes in fair value of effective cash flow hedges	Foreign currency translation adjustment		Retirement benefit adjustment	Total

Balance at December 29, 2017	$(1.4)	$(6.7)		$(22.5)	$(30.6)
Other comprehensive (loss) income
before reclassifications	(2.4)	4.3	(2)	(0.1)	1.8
Amounts reclassified from accumulated
other comprehensive income	0.6	—		0.2	0.8
Net current period other comprehensive
(loss) income	(1.8)	4.3		0.1	2.6
Balance at March 30, 2018	$(3.2)	$(2.4)		$(22.4)	$(28.0)

	Quarter ended March 31, 2017
Balance at December 30, 2016	$5.4	$(25.4)		$(24.2)	$(44.2)
Other comprehensive (loss) income
before reclassifications	(1.1)	4.0	(2)	(0.3)	2.6
Amounts reclassified from accumulated
other comprehensive (loss) income	(1.4)	—		0.3	(1.1)
Net current period other comprehensive
(loss) income	(2.5)	4.0		—	1.5
Balance at March 31, 2017	$2.9	$(21.4)		$(24.2)	$(42.7)

(1) All amounts are net of tax and noncontrolling interest.
(2) Includes a gain of $1.0 million and $1.2 million for the quarters ended March 30, 2018 and quarter ended March 31, 2017 on intra-entity foreign currency transactions that are of a long-term-investment nature.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

19.  Accumulated Other Comprehensive (Loss) Income (continued)

The following table includes details about amounts reclassified from accumulated other comprehensive (loss) income by component
(U.S. dollars in millions):

	Amount reclassified from accumulated other comprehensive (loss) income
	March 30, 2018	March 31, 2017
Details about accumulated other comprehensive (loss) income components	Quarter ended	Quarter ended	Affected line item in the statement where net income is present
Changes in fair value of effective cash flow hedges:
Foreign currency cash flow hedges	$0.8	$(1.1)	Sales
Foreign currency cash flow hedges	(0.2)	(0.3)	Cost of sales
Total	$0.6	$(1.4)

Amortization of retirement benefits:
Actuarial losses	$—	$0.1	Selling, general and administrative expenses
Actuarial losses	0.2	0.2	Cost of sales
Total	$0.2	$0.3

20.  Shareholders’ Equity

Our shareholders have authorized 50,000,000 preferred shares at $0.01 par value, of which none are issued or outstanding at March 30, 2018, and 200,000,000 ordinary shares of common stock at $0.01 par value, of which 48,775,905 are issued and outstanding at March 30, 2018.

Ordinary share activity is summarized as follows:

	Quarter ended
	March 30, 2018	March 31, 2017
Ordinary shares issued (retired) as a result of:
Stock option exercises	17,500	6,500
Restricted stock grants	21,304	14,294
Restricted and performance stock units	159,632	130,682
Ordinary shares repurchased and retired	(182,013)	(303,300)

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

20.  Shareholders’ Equity (continued)

On July 29, 2015, our Board of Directors approved a three-year stock repurchase program of up to $300 million of our ordinary shares. An additional $300 million repurchase program was approved on February 21, 2018 which expires on February 21, 2021. We have repurchased $248.5 million of ordinary shares, or 6,211,226 ordinary shares, under the aforementioned repurchase programs and retired all the repurchased shares. We have a maximum dollar amount value of $51.5 million of shares that we can purchase under the stock repurchase program approved on July 29, 2015.

Subsequent to the quarter ended March 30, 2018, we repurchased 36,219 ordinary shares at an average price of $44.95.

Dividend activity is summarized as follows:

Quarter ended
March 30, 2018		March 31, 2017
Dividend Date	Cash Dividend Declared, per Ordinary Share	Dividend Date	Cash Dividend Declared, per Ordinary Share
March 30, 2018	$0.150	March 31, 2017	$0.150

We paid $7.3 million in dividends in the quarter ended March 30, 2018 and $7.6 million in dividends in the quarter ended March 31, 2017.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are one of the world’s leading vertically integrated producers, marketers and distributors of high-quality fresh and fresh-cut fruit and vegetables, as well as a leading producer and marketer of prepared fruit and vegetables, juices, beverages and snacks in Europe, Africa and the Middle East. We market our products worldwide under the DEL MONTE® brand, a symbol of product innovation, quality, freshness and reliability since 1892. Our global sourcing and logistics system allows us to provide regular delivery of consistently high-quality produce and value-added services to our customers. Our major producing operations are located in North, Central and South America, Asia and Africa. Production operations are aggregated on the basis of our products: bananas, other fresh produce and prepared foods.  Other fresh produce includes pineapples, melons, tomatoes, non-tropical fruit (including grapes, apples, citrus, blueberries, strawberries, pears, peaches, plums, nectarines, cherries and kiwis), avocados, fresh-cut produce and other fruit and vegetables, a plastic product and box manufacturing business and third-party ocean freight services. Prepared food includes prepared fruit and vegetables, juices, other beverages, snacks, poultry and meat products.

Liquidity and Capital Resources

Net cash provided by operating activities was $1.5 million for the first three months of 2018 compared with net cash provided by operating activities of $33.0 million for the first three months of 2017, a decrease of $31.5 million.  The decrease in net cash provided by operating activities was principally attributable to higher levels of accounts receivables and higher noncurrent assets combined with lower net income. Partially offsetting this decrease were higher levels of accounts payables and accrued expenses, principally due to higher cost of sales and accrued sales incentives. The increase in accounts receivables is primarily due to higher sales to large retailers in North America combined with higher sales in Europe. The increase in noncurrent assets relates to pre-payments on long-term land leases for banana production in Panama.

Working capital was $704.0 million at March 30, 2018 compared with $626.0 million at December 29, 2017, an increase of $78.0 million. This increase in working capital is principally due to higher levels of accounts receivables, inventory and cash on hand, partially offset by higher levels of accounts payable and accrued expenses. Contributing to the increase in working capital is $14.5 million in working capital related to the acquisition of Mann Packing Company, Inc. and subsidiaries ("Mann Packing").

Net cash used in investing activities for the first three months of 2018 was $413.9 million compared with $34.5 million for the first three months of 2017. Net cash used in investing activities for the first three months of 2018 consisted of capital expenditures of $42.7 million and purchase of a business of $371.7 million, partially offset by proceeds from sales of property, plant and equipment of $0.5 million. Capital expenditures for the first three months of 2018 consisted primarily of $23.0 million of initial payments for the building of four new refrigerated container ships; expansion and improvements of our distribution and fresh-cut fruit and vegetable facilities in North America related to the other fresh produce and banana segments; expansion and improvements to our production operations in Costa Rica, Chile and Jordan related to the other fresh produce segment; expansion and improvements to our banana operations in the Philippines and Central America; and expansion and improvements to our production facilities in the Middle East and Europe related to the prepared food and other fresh produce segments. Purchase of a business relates to the purchase of Mann Packing. Proceeds from sale of property, plant and equipment for the first three months of 2018 consisted primarily of the sale of surplus equipment.

Net cash used in investing activities for the first three months of 2017 was $34.5 million. Net cash used in investing activities for the first quarter of 2017 consisted of capital expenditures of $35.6 million, partially offset by proceeds from sales of property, plant and equipment of $1.1 million. Capital expenditures for the first quarter of 2017 consisted primarily of expansion and improvements to our banana operations in the Philippines and Central America; expansion and improvements of our distribution and fresh-cut fruit facilities in North America related to the other fresh produce and banana segments; expansion and improvements to our production facilities in the Middle East and Kenya related to the prepared food and other fresh produce segments; and expansion and improvements to production facilities in Costa Rica and Chile in the other fresh produce segment. Proceeds from sale of property, plant and equipment for the first quarter of 2017 consisted primarily of the sale of surplus shipping equipment.

On February 26, 2018, we acquired Mann Packing by purchasing all of its outstanding capital stock for an aggregate consideration of $372.9 million, net of cash received. This acquisition was funded by a three-day promissory note of $229.7 million, entered into at the seller's request, and cash funded by borrowings under our existing credit facility of $143.2 million. The three-day promissory note was settled with cash on hand and additional borrowing under our credit facility. Mann Packing is an award-winning innovator and leading grower, processor and supplier of a broad variety of fresh and value-added vegetable products in North America with annual sales of $535.8 million in 2017. Mann Packing's strength in the vegetable category, one of the fastest growing fresh food segments, will allow us to diversify our business, leverage our distribution network and infrastructure and increase our market reach. In addition, this transaction is expected to provide us with synergies, enhancing our ability to better serve our combined customers and address consumers' needs for healthier products.

Net cash provided by financing activities for the first three months of 2018 was $423.1 million compared with net cash provided by financing activities of $6.0 million for the first three months of 2017. Net cash provided by financing activities for the first three months of 2018 consisted of net borrowings on long-term debt of $439.3 million and proceeds from stock options exercised of $0.7 million, partially offset by distributions to noncontrolling interest, net, of $1.2 million, stock-based awards settled in cash for taxes of $0.2 million, dividends paid of $7.3 million and repurchase and retirement of ordinary shares of $8.2 million.

Net cash provided by financing activities for the first three months of 2017 was $6.0 million. Net cash provided by financing activities for the first quarter of 2017 consisted of net borrowings on long-term debt of $34.7 million and proceeds from stock options exercised of $0.1 million, partially offset by distributions to noncontrolling interest, net, of $3.7 million, dividends paid of $7.6 million, and repurchase and retirement of ordinary shares of $17.5 million.

On April 16, 2015, we entered into a five-year, $800 million syndicated senior unsecured revolving credit facility maturing on April 15, 2020 (the "Credit Facility") with Bank of America, N.A. as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Inc. as sole lead arranger and sole book manager. Borrowings under the Credit Facility bear interest at a spread over the London Interbank Offer Rate ("LIBOR") that varies with our leverage ratio. The margin for LIBOR advances under the Credit Facility currently is 1.25%. The Credit Facility also includes a swing line facility, a letter of credit facility and a feature which allows, with bank approval, an increase in availability of up to an additional $300.0 million. On February 27, 2018, we exercised this option and increased the revolving borrowing capacity of the Credit Facility from $800.0 million to $1.1 billion. All other terms of the Credit Facility substantially remained the same. We intend to use the Credit Facility from time to time for general corporate purposes, which may include the repayment or refinancing of our existing indebtedness, working capital needs, capital expenditures, funding of possible acquisitions, possible share repurchases and satisfaction of other obligations.

We have a renewable 364-day, $25.0 million commercial and stand-by letter of credit facility with Rabobank Nederland.

At March 30, 2018, we had $793.5 million outstanding under the Credit Facility bearing interest at a per annum rate of 3.04%.  In addition, we pay a fee on unused commitments under the Credit Facility.

The Credit Facility is unsecured as long as we maintain a certain leverage ratio and also requires us to comply with certain financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers. As of March 30, 2018, we were in compliance with all of the financial and other covenants contained in the Credit Facility.

At March 30, 2018, we had $338.7 million available under committed working capital facilities, primarily under the Credit Facility.  At March 30, 2018, we applied $6.1 million to the Rabobank letter of credit facility, in respect of certain contingent obligations and other governmental agencies and purchases of equipment and raw material guarantees and other trade related letters of credit.  We also had $17.3 million in other letters of credit and bank guarantees not included in the Rabobank or Bank of America letter of credit facilities.

As of March 30, 2018, we had $794.7 million of long-term debt and capital lease obligations, including the current portion, consisting of $793.5 million outstanding under the Credit Facility and $1.2 million of capital lease obligations.

Based on our operating plan, combined with our available borrowing capacity under our Credit Facility, we believe we will have sufficient resources to meet our cash obligations in the foreseeable future.

As of March 30, 2018, we had cash and cash equivalents of $37.4 million.

During December 2017 and during the first four months of 2018, we entered into definitive agreements for the building of six new refrigerated container ships for approximately $175.7 million to be delivered in 2020. The agreements require payments of approximately $34.9 million in 2018, $17.7 million in 2019 and $123.1 million in 2020. This shipbuilding program will replace our entire U.S. east coast fleet of vessels. We expect to fund these capital expenditures through operating cash flows and bank borrowings.

As a result of the closure of distribution centers and restructuring in Europe in previous periods, we paid approximately $0.1 million in contractual obligations during the first three months of 2018. We expect to make additional payments of approximately $0.2 million.

In connection with a current examination of the tax returns in two foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing of approximately $136.3 million (including interest and penalties) for tax years 2012 through 2015.  We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities as we believe that the proposed adjustments are without technical merit.  We will continue to vigorously contest the adjustments and expect to exhaust all administrative and judicial remedies necessary to resolve the matters, which could be a lengthy process. We regularly assesses the likelihood of adverse outcomes resulting from examinations such as these to determine the adequacy of its tax reserves.  Accordingly, we have not accrued any additional amounts based upon the proposed adjustments.  There can be no assurance that these matters will be resolved in our favor, and an adverse outcome of either matter, or any future tax examinations involving similar assertions, could have a material effect on our results of operations and financial condition.

On December 22, 2017, the Tax Cut and Jobs Act (the “Act”) was signed into law. In accordance with Staff Accounting Bulletin (“SAB”) 118, we recognized the estimated impact of this legislation as a component of income tax expense in our audited financial statements for the year ending December 29, 2017. SAB 118 allows for a measurement period, not to extend beyond one year from the enactment date, for companies to complete their accounting for the provisions of the Act under ASC 740. As of March 30, 2018, no subsequent adjustments have been made to the provisional amounts recorded with the financial statements for the year ending December 29, 2017. We are still analyzing certain aspects of the Act and refining its calculations, which could potentially affect the provisional measurement of these balances. Our estimate of the impacts of the Act may change due to future guidance issued by the U.S. Treasury Department, Internal Revenue Service, Financial Standards Accounting Board and other standard setting bodies. The completion of the our 2017 income tax returns by the fourth quarter 2018 may also impact the provisional amounts that have been recorded.

The fair value of our foreign currency cash flow hedges changed from a liability of $1.4 million as of December 29, 2017, to a net liability of $3.2 million as of March 30, 2018. We expect that a loss of $3.2 million will be transferred to earnings during the next 12 months, along with the earnings effect of the related forecasted transactions.

Recent Developments

On April 13, 2018, we entered into six-year interest rate swaps with a combined notional amount of $200.0 million to hedge our LIBOR-based borrowings from a variable rate to a fixed rate of 2.747% beginning June 1, 2018. The swap expires on June 1, 2024.

Results of Operations

The following tables present for each of the periods indicated (i) net sales by geographic region and (ii) net sales and gross profit by product category, and in each case, the percentage of the total represented thereby (U.S. dollars in millions, except percent data):

Net sales by geographic region:

	Quarter ended
	March 30, 2018		March 31, 2017
North America	$663.4	60%	$601.4	58%
Europe	194.1	18%	174.5	17%
Middle East	115.9	10%	122.9	12%
Asia	112.7	10%	113.2	11%
Other	20.0	2%	20.4	2%
Total	$1,106.1	100%	$1,032.4	100%

Product net sales and gross profit:

	Quarter ended
	March 30, 2018				March 31, 2017
	Net Sales		Gross Profit		Net Sales		Gross Profit
Banana	$453.2	41%	$52.1	49%	$445.1	43%	$35.0	35%
Other fresh produce	573.9	52%	46.7	44%	506.2	49%	48.4	49%
Prepared food	79.0	7%	7.7	7%	81.1	8%	15.7	16%
Totals	$1,106.1	100%	$106.5	100%	$1,032.4	100%	$99.1	100%

First Quarter 2018 Compared with First Quarter of 2017

Net Sales. Net sales for the first quarter of 2018 were $1,106.1 million compared with $1,032.4 million for the first quarter of 2017. The increase in net sales of $73.7 million was principally attributable to higher net sales in our other fresh produce and banana business segments, partially offset by lower net sales in our prepared food segment. On February 26, 2018, we acquired Mann Packing, which contributed $51.3 million of the total increase in our net sales during the first quarter of 2018.

•
Net sales of other fresh produce increased $67.7 million, principally as a result of higher net sales of fresh-cut products, avocados, vegetables and pineapples, partially offset by lower net sales of non-tropical fruit. The acquisition of Mann Packing contributed $46.3 million of the increase in net sales of other fresh produce during the first quarter of 2018.

◦	Net sales of fresh-cut products increased principally due to the Mann Packing acquisition in North America. Also contributing to the increase were higher sale prices in North America, Europe and Asia.

◦	Net sales of avocados increased due to higher sales volumes in North America principally as a result of higher customer demand, partially offset by lower per unit sales price.

◦	Net sales of vegetables increased as a result of the Mann Packing acquisition.

◦
Net sales of pineapples increased primarily due to higher sales volumes in North America, partially offset by lower per unit sales prices. Also contributing to the increase in net sales, were higher per unit sales price in Europe principally due to favorable exchange rates. Worldwide pineapple sales volume increased 16%.

◦	Net sales of non-tropical fruit decreased principally due to lower sales volumes of grapes as a result of unfavorable growing conditions in Chile, partially offset by higher per unit sale prices.

•
Net sales of bananas increased by $8.1 million principally due to higher net sales in Europe and Asia, partially offset by lower net sales in the Middle East and North America. Overall, lower industry volumes resulted in higher per unit selling prices in all regions. Worldwide banana sales volume decreased 8%.

◦
Europe banana net sales increased due to higher per unit sales prices principally as a result of lower industry volumes and favorable exchange rates. Partially offsetting these increases were lower sales volumes.

◦	Asia banana net sales increased due to higher per unit sales price, partially offset by lower sales volumes principally as a result lower industry supply.

◦	Middle East banana net sales decreased due to lower sales volumes as a result of reduced supplies from the Philippines, partially offset by higher per unit sales price.

◦	North America banana net sales decreased principally as a result of lower sales volumes due to lower industry supplies, partially offset by higher per unit selling prices.

•
Net sales in the prepared food segment decreased $2.1 million principally due to lower sales volumes and weak pricing on industrial pineapple products, primarily as a result of excess industry supply and lower customer demand. Also contributing to the decrease in net sales were lower volumes of canned pineapple primarily due to lower demand. Partially offsetting these decreases were higher sales of canned deciduous fruit and beverage products combined with $4.9 million of net sales from the Mann Packing acquisition.

Cost of Products Sold.  Cost of products sold was $999.6 million for the first quarter of 2018 compared with $933.3 million for the first quarter of 2017, an increase of $66.3 million.  The increase was primarily attributable to $46.2 million of cost of product sold from the Mann Packing acquisition, higher banana fruit cost as a result of higher-priced spot purchases from Ecuador combined with higher fruit cost for non-tropical fruit in Chile.

Gross Profit. Gross profit was $106.5 million for the first quarter of 2018 compared with $99.1 million for the first quarter of 2017, an increase of $7.4 million.  This increase was attributable to higher gross profit in the banana segment, partially offset by lower gross profit in the other fresh produce and prepared food business segments. The Mann Packing acquisition, which operates in the other fresh produce and prepared food business segments contributed $5.0 million of the increase in gross profit during the first quarter of 2018.

•
Gross profit in the banana segment increased $17.1 million primarily due to higher per unit selling prices in all regions primarily as a result of lower industry supplies and favorable exchange rates in Europe ans Asia. Partially offsetting this increase was higher procurement fruit cost and distribution costs. Worldwide banana per unit sale prices increased 11% and per unit costs increased 6%.

•
Gross profit in the other fresh produce segment decreased $1.7 million principally due to lower gross profit on pineapples, tomatoes and melons, partially offset by higher gross profit non-tropical fruit and fresh-cut products.

◦
Gross profit on pineapples decreased principally due to lower per unit sales prices in North America and the Middle East primarily as a result of higher industry volumes. Also contributing to the decrease in gross profit were higher distribution and fruit costs in North America and Europe. Partially offsetting these decreases were favorable exchange rates in Europe and Asia and lower production in our Philippines operations. Worldwide pineapple per unit sale prices decreased 6% and per unit costs increased 4%.

◦	Gross profit on tomatoes decreased due to lower sales volumes and higher costs primarily as a result of reduce acreage planted in North America during the first quarter of 2018.

◦	Gross profit on melons decreased due to lower sales prices primarily the result of high industry volumes combined with higher fruit and distribution costs.

◦
Gross profit on non-tropical fruit increased principally due to higher per unit sales prices in North America, South America and the Middle East, partially offset by lower volumes and higher fruit costs.

◦
Gross profit on fresh-cut products increased principally as the result of the Mann Packing acquisition and higher selling prices in Europe, Asia and North America. Partially offsetting this increase were lower selling prices in the Middle East.

•
Gross profit in the prepared food segment decreased by $8.0 million principally due to lower sales prices on industrial pineapple products as a result of excess industry supply. Also contributing to the decrease in gross profit were lower sales volumes of canned pineapple products primarily due to lower demand and higher production costs. Partially offsetting these decreases were Mann Packing acquisition prepared food products and higher gross profit on our Jordanian poultry business.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $0.7 million from $47.9 million in the first quarter of 2017 to $48.6 million for the first quarter of 2018. The increase was principally due to higher selling and marketing expenses in all regions as a result of a weaker US dollar and expansion in certain markets. Partially offsetting these increases were lower executive compensation and lower legal expenses.

Gain on Disposal of Property, Plant and Equipment, Net. The gain on disposal of property, plant and equipment, net, of $0.2 million during the first quarter of 2018 was primarily related to the sale of surplus equipment in South America, partially offset by the disposal of non-tropical plants in Chile due to varietal changes. The gain on disposal of property, plant and equipment, net, of $0.8 million during the first quarter of 2017 was principally related to sale of shipping containers.

Asset Impairment and Other Charges (Credits), Net. Asset impairment and other charges (credits), net, was $1.6 million during the first quarter of 2018, as compared with a credit of $(1.9) million during the first quarter of 2017.

Asset impairment and other charges (credits), net, for the first quarter of 2018 were:

•	$2.5 million in Mann Packing acquisition-related expenses; and

•	a credit of $(0.9) million related to insurance proceeds due to inclement weather in one of our California facilities related to the other fresh produce segment.

Asset impairment and other charges (credits), net, for the first quarter of 2017 were:

•	A credit of $(2.2) million of insurance proceeds related to previously announced flood damage in our Chilean non-tropical fruit operation; and

•	$0.3 million in charges due to flood damage incurred in our Philippines banana operations.

Operating Income.  Operating income for the first quarter of 2018 increased by $2.6 million from $53.9 million in the first quarter of 2017 to $56.5 million for the first quarter of 2018.  This increase was due to higher gross profit, partially offset by higher selling, general and administrative expenses, a lower gain on disposal of property, plant and equipment and higher asset impairment and other charges (credits), net.

Interest Expense.  Interest expense was $3.7 million for the first quarter of 2018 as compared with $1.4 million for the first quarter of 2017. The increase was due to higher interest rates combined with higher average loan balances.

Other Expense, Net.  Other expense, net, was $3.4 million for the first quarter of 2018 as compared with $0.1 million for the first quarter of 2017. The change in other expense, net, of $3.3 million was principally attributable to higher foreign exchange losses and pension costs reclassified from operating expenses during the first quarter of 2018 as compared with the first quarter of 2017.

Provision for Income Taxes. Provision for income taxes was $6.3 million for the first quarter of 2018 compared to $6.9 million for the first quarter of 2017. The decrease in the provision for income taxes of $0.6 million is primarily due to lower earnings.

Fair Value Measurements

The purchase price accounting for the Mann Packing acquisition reflected in the accompanying financial statements is preliminary and is based upon estimates and assumptions that are subject to change within the measurement period. The measurement period remains open pending the completion of valuation procedures related to the acquired tangible and intangible assets and assumed liabilities. The $328.8 million allocated to goodwill represents the excess of the purchase price over the preliminary values of assets acquired and liabilities assumed and is subject to revision. The fair value of the net assets acquired are estimated using Level 3 inputs based on unobservable inputs. Refer to Note 5 "Acquisition" for further discussion on the acquisition of Mann Packing.

The Mann Packing acquisition includes a put option exercisable by the 25% shareholder of one of the acquired subsidiaries. The put option allows the noncontrolling shareholder to sell its 25% noncontrolling interest to us for a multiple of the subsidiary's adjusted earnings. As the put option is outside of our control, the estimated value of the 25% noncontrolling interest is presented as a redeemable noncontrolling interest outside of permanent equity on our Consolidated Balance Sheets. The fair value assigned to this interest is subject to change and is pending completion and is estimated using Level 3 inputs based on unobservable inputs. Refer to Note 7, “Redeemable Noncontrolling Interests”, for further discussion on the redeemable noncontrolling interests.

The fair value of the banana reporting unit's goodwill and the prepared food unit's remaining trade names and trademarks are highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets. We disclosed the sensitivity related to the banana reporting unit's goodwill and the prepared food reporting unit's trade names and trademarks in our annual financial statements included in our Annual Report on Form 10-K for the year ended December 29, 2017.

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

Revenue Recognition

Our revenues result from the sale of products or services and reflect the consideration to which we expect to be entitled. We record revenue based on a five-step model in accordance with ASC 606, Revenue from Contracts with Customers ("ASC 606"). For our customer contracts, we identify the performance obligations (products or services), determine the transaction price, allocate the contract transaction price to the performance obligations, and recognize the revenue when the performance obligation is fulfilled, which is when the product is shipped to or received by the customer, depending on the specific terms of the arrangement. Our revenues are recorded at a point in time.

Product sales are recorded net of variable consideration, such as provisions for returns, discounts and allowances. Such provisions are calculated using historical averages adjusted for any expected changes due to current business conditions. Consideration given to customers for cooperative advertising is recognized as a reduction of revenue except to the extent that there is a distinct good or service, in which case the expense is classified as selling, general, and administrative expense. Provisions for customer volume rebates are based on achieving a certain level of purchases and other performance criteria that are established on a program by program basis. These rebates are estimated based on the expected amount to be provided to the customers and are recognized as a reduction of revenue.

Seasonality

Interim results are subject to significant variations and may not be indicative of the results of operations that may be expected for the entire 2017 fiscal year.  See the information under the caption “Seasonality” provided in Item 1. Business, of our Annual Report on Form 10-K for the year ended December 29, 2017.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K for the year ended December 29, 2017.

Item 4.        Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 30, 2018. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the quarter ended March 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the quarter ended March 30, 2018, we acquired Mann Packing and are in the process of integrating the acquired business into our overall internal control over financial reporting process. We expect to exclude Mann Packing from the assessment of internal control over financial reporting as of December 28, 2018.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

See Note 13, “Commitments and Contingencies”, to the Consolidated Financial Statements, Part I, Item 1 included herein.

Item 1A.        Risk Factors

“Item 1A. Risk Factors” of our Form 10-K for the year ended December 29, 2017 includes a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K. Except as presented below, there have been no material changes from the risk factors described in our Form 10-K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our purchases of ordinary shares during the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (2)(3)
December 30, 2018 through January 31, 2018	—	$—	—	$—
February 1, 2018 through February 28, 2018	135,857	$44.68	135,857	$353,528,289
March 1, 2018 through March 30, 2018	46,156	$44.91	46,156	$351,465,202
Total	182,013	$44.74	182,013	$351,465,202

(1)	For the quarter ended March 30, 2018, we purchased and retired 182,013 of our ordinary shares.

(2)	On July 29, 2015, our Board of Directors approved a three-year stock repurchase program of up to $300 million of our ordinary shares.

(3)	On February 21, 2018, our Board of Directors approved a three-year stock repurchase program of up to $300 million of our ordinary shares.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 6.        Exhibits

2.1
Stock Purchase Agreement, dated as of February 5, 2018, by and among Del Monte Fresh Produce N.A., Inc., Mann Packing Company and the stockholders of Mann Packing Company party thereto (incorporated by reference to Exhibit 2.1 of our Annual Report on Form 10-K for our fiscal year ended December 29, 2017).

10.1
Credit Agreement, dated as of April 16, 2015, (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on April 21, 2015) by and among Fresh Del Monte Produce Inc., and certain subsidiaries named therein and the lenders and agents named therein.

10.2**
Amendment No. 1 to Amended and Restated Credit Agreement, and Joinder Agreement, dated as of February 27, 2018 by and among Fresh Del Monte Produce Inc., and certain subsidiaries named therein and the lenders and agents named therein.

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

***
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 30, 2018 and December 29, 2017, (ii) Consolidated Statements of Income for the quarters ended March 30, 2018 and March 31, 2017, (iii) Consolidated Statements of Comprehensive Income for the quarters ended March 30, 2018 and March 31, 2017, (iv) Consolidated Statement of Cash Flows for the quarters ended March 30, 2018 and March 31, 2017 and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fresh Del Monte Produce Inc.

Date:	May 1, 2018	By:	/s/ Youssef Zakharia
Youssef Zakharia
President & Chief Operating Officer

		By:	/s/ Richard Contreras
Richard Contreras
Senior Vice President & Chief Financial Officer