Form 10-Q
period 2018-06-29
FRESH DEL MONTE PRODUCE INC
filed 2018-07-31
CIK 1047340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
———————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2018
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

As of July 20, 2018, there were 48,779,307 ordinary shares of Fresh Del Monte Produce Inc. issued and outstanding.

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

PART I: FINANCIAL INFORMATION

Item 1.        Financial Statements

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)
(U.S. dollars in millions, except share and per share data)

	June 29, 2018	December 29, 2017
Assets
Current assets:
Cash and cash equivalents	$39.8	$25.1
Trade accounts receivable, net of allowance of $17.6 and $12.8, respectively	421.1	358.8
Other accounts receivable, net of allowance of $10.1 and $8.8, respectively	72.2	73.6
Inventories, net	513.1	541.8
Prepaid expenses and other current assets	37.3	20.5
Total current assets	1,083.5	1,019.8

Investments in and advances to unconsolidated companies	6.1	2.0
Property, plant and equipment, net	1,414.7	1,328.3
Goodwill	590.4	261.9
Deferred income taxes	56.8	59.1
Other noncurrent assets	109.0	95.8
Total assets	$3,260.5	$2,766.9
Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued expenses	$479.3	$382.4
Current portion of long-term debt and capital lease obligations	0.5	0.6
Income taxes and other taxes payable	12.7	10.8
Total current liabilities	492.5	393.8

Long-term debt and capital lease obligations	689.1	357.0
Retirement benefits	96.6	96.2
Other noncurrent liabilities	46.0	42.4
Deferred income taxes	85.7	86.3
Total liabilities	1,409.9	975.7
Commitments and contingencies (See note 13)
Redeemable noncontrolling interests	40.8	—
Shareholders' equity:
Preferred shares, $0.01 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.01 par value; 200,000,000 shares authorized; 48,779,307 and 48,759,481 issued and outstanding, respectively	0.5	0.5
Paid-in capital	528.1	522.5
Retained earnings	1,286.8	1,275.0
Accumulated other comprehensive loss	(32.0)	(30.6)
Total Fresh Del Monte Produce Inc. shareholders' equity	1,783.4	1,767.4
Noncontrolling interests	26.4	23.8
Total shareholders' equity	1,809.8	1,791.2
Total liabilities, redeemable noncontrolling interests and shareholders' equity	$3,260.5	$2,766.9

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(U.S. dollars in millions, except share and per share data)

	Quarter ended		Six months ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Net sales	$1,272.4	$1,147.1	$2,378.5	$2,179.5
Cost of products sold	1,194.1	1,023.9	2,193.7	1,957.2
Gross profit	78.3	123.2	184.8	222.3
Selling, general and administrative expenses	49.9	41.9	98.5	89.8
Gain on disposal of property, plant and equipment, net	(5.7)	(0.1)	(5.9)	(0.9)
Asset impairment and other charges, net	20.3	1.9	21.9	—
Operating income	13.8	79.5	70.3	133.4
Interest expense	6.1	1.6	9.8	3.0
Interest income	(0.4)	(0.2)	(0.5)	(0.3)
Other expense, net	7.3	0.5	10.7	0.6
Income before income taxes	0.8	77.6	50.3	130.1
Provision for income taxes	6.4	7.8	12.7	14.7
Net (loss) income	$(5.6)	$69.8	$37.6	$115.4
Less: Net income (loss) attributable to redeemable and noncontrolling interests	2.3	0.6	4.0	(0.2)
Net (loss) income attributable to Fresh Del Monte Produce Inc.	$(7.9)	$69.2	$33.6	$115.6
Net (loss) income per ordinary share attributable to Fresh Del Monte Produce Inc. - Basic	$(0.16)	$1.37	$0.69	$2.27
Net (loss) income per ordinary share attributable to Fresh Del Monte Produce Inc. - Diluted	$(0.16)	$1.36	$0.69	$2.25
Dividends declared per ordinary share	$0.15	$0.15	$0.30	$0.30
Weighted average number of ordinary shares:
Basic	48,753,227	50,572,056	48,767,411	50,895,738
Diluted	48,753,227	50,932,365	49,012,397	51,300,697

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(U.S. dollars in millions)

	Quarter ended		Six months ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Net (loss) income	$(5.6)	$69.8	$37.6	$115.4
Other comprehensive income (loss):
Net unrealized gain (loss) on derivatives	4.7	(3.8)	2.9	(6.4)
Net unrealized foreign currency translation (loss) gain	(9.1)	7.1	(4.8)	11.1
Net change in retirement benefit adjustment, net of tax	0.4	0.2	0.5	0.3
Comprehensive (loss) income	$(9.6)	$73.3	$36.2	$120.4
Less: Comprehensive income (loss) attributable to redeemable and noncontrolling interests	2.3	0.6	4.0	(0.2)
Comprehensive (loss) income attributable to Fresh Del Monte Produce Inc.	$(11.9)	$72.7	$32.2	$120.6

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(U.S. dollars in millions)

	Six months ended
	June 29, 2018	June 30, 2017
Operating activities:
Net income	$37.6	$115.4
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	44.3	40.0
Amortization of debt issuance costs	0.3	0.2
Share-based compensation expense	7.0	6.5
Asset impairment, net	18.3	2.2
Change in uncertain tax positions	0.1	0.2
Gain on disposal of property, plant and equipment	(5.9)	(0.9)
Deferred income taxes	1.6	0.2
Foreign currency translation adjustment	(1.8)	6.2
Changes in operating assets and liabilities; net of the effect of acquisitions
Receivables	(22.3)	(28.2)
Inventories	51.6	34.4
Prepaid expenses and other current assets	(11.4)	(4.2)
Accounts payable and accrued expenses	53.1	12.5
Other noncurrent assets and liabilities	(10.2)	(10.6)
Net cash provided by operating activities	162.3	173.9
Investing activities:
Capital expenditures	(81.8)	(71.9)
Investments in unconsolidated companies	(4.2)	—
Proceeds from sales of property, plant and equipment	8.2	2.9
Purchase of businesses, net of cash acquired	(373.3)	—
Net cash used in investing activities	(451.1)	(69.0)
Financing activities:
Proceeds from long-term debt	636.4	330.9
Payments on long-term debt	(307.0)	(337.3)
Distributions to noncontrolling interests, net	(1.8)	(3.6)
Proceeds from stock options exercised	0.8	0.1
Share-based awards settled in cash for taxes	(0.4)	(3.8)
Dividends paid	(14.6)	(15.2)
Repurchase and retirement of ordinary shares	(9.8)	(71.6)
Net cash provided by (used in) financing activities	303.6	(100.5)
Effect of exchange rate changes on cash	(0.1)	(0.1)
Net increase in cash and cash equivalents	14.7	4.3
Cash and cash equivalents, beginning	25.1	20.1
Cash and cash equivalents, ending	$39.8	$24.4
Supplemental cash flow information:
Cash paid for interest	$8.7	$2.6
Cash paid for income taxes	$14.7	$5.9
Non-cash financing and investing activities:
Retirement of ordinary shares	$9.8	$71.6
Dividends on restricted stock units	$0.2	$0.3
Purchase of a business	$1.2	$—
 See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  General

Reference in this Report to "Fresh Del Monte", “we”, “our” and “us” and the “Company” refer to Fresh Del Monte Produce Inc. and its subsidiaries, unless the context indicates otherwise.

We were incorporated under the laws of the Cayman Islands in 1996 and are engaged primarily in the worldwide production, transportation and marketing of fresh produce. We source our products, which include bananas, pineapples, melons and nontropical fruit (including grapes, apples, citrus, blueberries, strawberries, pears, peaches, plums, nectarines, cherries and kiwis), avocados and tomatoes, primarily from Central America, South America, Africa and the Philippines. We also source products from North America, Europe and the Middle East and distribute our products in North America, Europe, Middle East, Asia, South America and Africa. Products are sourced from our company-owned farms, through joint venture arrangements and through supply contracts with independent growers. We have the exclusive right to use the DEL MONTE® brand for fresh fruit, fresh vegetables and other fresh and fresh-cut produce and certain other specified products on a royalty-free basis under a worldwide, perpetual license from Del Monte Corporation, an unaffiliated company that owns the DEL MONTE® trademark. We are also a producer, marketer and distributor of prepared fruit and vegetables, juices and snacks and we hold a perpetual, royalty-free license to use the DEL MONTE® brand for prepared foods throughout Europe, Africa, the Middle East and certain Central Asian countries. Del Monte Corporation and several other unaffiliated companies manufacture, distribute and sell under the DEL MONTE® brand canned or processed fruit, vegetables and other produce, as well as dried fruit, snacks and other products in certain geographic regions. We can also produce, market and distribute certain prepared food products in North America utilizing the DEL MONTE® brand. We have entered into an agreement with Del Monte Foods, Inc. to jointly; (a) produce, market and sell prepared, chilled and refrigerated (i) juices, (ii) cut-fruit and (iii) avocado and guacamole products produced using high pressure technology; and (b) develop DEL MONTE® branded restaurants, cafes and other retail outlets.

The accompanying unaudited Consolidated Financial Statements for the quarter ended June 29, 2018 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for fair presentation have been included. Operating results for the quarter ended June 29, 2018 are subject to significant seasonal variations and are not necessarily indicative of the results that may be expected for the year ending December 28, 2018. For further information, refer to the Consolidated Financial Statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 29, 2017.

We are required to evaluate events occurring after June 29, 2018 for recognition and disclosure in the unaudited Consolidated Financial Statements for the quarter ended June 29, 2018. Events are evaluated based on whether they represent information existing as of June 29, 2018, which require recognition in the unaudited Consolidated Financial Statements, or new events occurring after June 29, 2018, which do not require recognition but require disclosure if the event is significant to the unaudited Consolidated Financial Statements. We evaluated events occurring subsequent to June 29, 2018 through the date of issuance of these unaudited Consolidated Financial Statements.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

2. Recently Issued Accounting Pronouncements

New Accounting Pronouncements Adopted

In May 2017, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2017-09, Stock Compensation (Topic 718), Scope of Modification Accounting. This ASU clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The guidance clarifies that modification accounting will be applied if the value, vesting conditions or classification of the award changes. We adopted this ASU on December 30, 2017, the first day of our 2018 fiscal year and this ASU did not have any effect on our financial condition, results of operations and cash flows. We expect this ASU to impact modifications meeting the clarified criteria prospectively beginning in 2018.

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires that the service cost component of net periodic benefit costs from defined benefit and other postretirement benefit plans be included in the same Consolidated Statements of Income captions as other compensation costs arising from services rendered by the covered employees during the period.  The other components of net benefit cost will be presented in the Consolidated Statements of Income separately from service costs.  Following adoption, only service costs will be eligible for capitalization into manufactured inventories, which will reduce diversity in practice.  We adopted this guidance effective December 30, 2017, the first day of our 2018 fiscal year. We utilized the practical expedient provided in this ASU and did not reclassify the net periodic pension costs for the quarter and six months ended June 30, 2017. Refer to Note 15, "Retirement and Other Employee Benefits" for the impact of the adoption on our financial condition, results of operations and cash flows.

In February 2017, the FASB issued ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets: Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. This standard was issued to clarify the scope of Accounting Standards Codification "ASC" 610, Other Income and to add guidance for partial sales of nonfinancial assets. ASC 610 also provides guidance for recognizing gains and losses from the transfer of nonfinancial assets (including real estate) in contracts with non-customers. This ASU was effective for us on December 30, 2017, the first day of our fiscal 2018 year and the adoption of this guidance did not have any effect on our financial condition, results of operations and cash flows.

In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business, which adds guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The adoption of this ASU will impact the analysis on the acquisition (or disposal) of a group of assets. We adopted this guidance on December 30, 2017, the first day of our fiscal 2018 year. Refer to Note 5, "Acquisitions" for further discussion on acquisitions occurring during the quarter and six months ended June 29, 2018.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, with further clarifications made in February 2018 with the issuance of ASU 2018-03. The amended guidance requires certain equity investments that are not consolidated and not accounted for under the equity method to be measured at fair value with changes in fair value recognized in net income rather than as a component of accumulated other comprehensive income (loss). It further states that an entity may choose to measure equity investments that do not have a readily determinable fair values using a quantitative approach, or measurement alternative, which is equal to its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The ASU was adopted on December 30, 2017, the first day of our 2018 fiscal year and we determined that there was no financial impact on adoption. Refer to Note 5 "Acquisitions" for disclosure of transactions utilizing the measurement alternative occurring during the quarter and six months ended June 29, 2018 .

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

The adoption of this ASU resulted in increased disclosure, including qualitative and quantitative disclosures about the nature, amount timing and uncertainty of revenue and cash flows arising from contracts with customers. For further discussion, refer to Note 3, "Summary of Significant Accounting Policies."

New Accounting Pronouncements Not Yet Adopted

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting. The FASB is issuing this update to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. This ASU will be effective for us beginning the first day of our 2019 fiscal year. We are evaluating the impact of the update of this ASU on our financial condition, results of operations and cash flows, and, as such, we are not able to estimate the effect the adoption of the new standard will have on our financial statements.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income, which amends Accounting Standards Codification ("ASC") 220, Income Statement — Reporting Comprehensive Income, to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act, (the "Act"). In addition, under the ASU, an entity will be required to provide certain disclosures regarding stranded tax effects. This ASU is effective for us the first day of our 2019 fiscal year. We are evaluating the impact of adoption of this ASU on our financial condition, results of operations and cash flows, and, as such, we are not able to estimate the effect the adoption of the new standard will have on our financial statements. Early adoption is permitted.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

2. Recently Issued Accounting Pronouncements (continued)

In February 2016, the FASB issued ASU 2016-02, Leases, and has subsequently issued several supplemental and/or clarifying ASU's (collectively, "ASC 842"), which requires a dual approach for lease accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases may result in the lessee recognizing a right-of use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize a straight-line total lease expense. The guidance also requires qualitative and specific quantitative disclosures to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities, including significant judgments and changes in judgments. This ASU will be effective for us beginning the first day of our 2019 fiscal year. Early adoption is permitted. We have begun a process to identify a complete population of our leases. Such process includes reviewing various contracts to identify whether such arrangements convey the right to control the use of an identified asset. We continue to evaluate the impact of the new accounting pronouncement, including enhanced disclosure requirements, on our business processes, controls and systems. We believe the new standard will have a material impact on our Consolidated Balance Sheets, and we are continuing to evaluate the impact of adoption of ASC 842 on our financial condition, results of operations and cash flows.

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

As part of our adoption of ASC 606, we elected the practical expedient to expense incremental costs of obtaining a contract, if the contract period is for one year or less. These costs are included in selling, general and administrative expenses. Otherwise, incremental contract costs are recognized as an asset in the consolidated balance sheets and amortized over time as promised goods and services are transferred to a customer. We also elected to adopt a policy that shipping and handling costs will be accounted for as costs to fulfill a contract and are not considered performance obligations to our customers. The impact was insignificant as the expedient and policy election align with our current practice.
The gain on disposal of property, plant and equipment, net during the quarter and six months ended June 29, 2018 primarily related to the sale of surplus land in the United Kingdom for $6.4 million, which was accounted for using the guidance in ASC 610.
Refer to Note 16, "Business Segment Data" for additional description of our reportable business segments and disaggregated revenue disclosures.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

4.  Asset Impairment and Other Charges, Net

The following represents a summary of asset impairment and other charges, net recorded during the quarter and six months ended June 29, 2018 (U.S. dollars in millions):

	Quarter ended				Six months ended
	June 29, 2018				June 29, 2018
	Long-lived and other asset impairment	Exit activity and other charges		Total	Long-lived and other asset impairment	Exit activity and other charges/(credits)		Total
Banana segment:
Philippine exit activities of certain low-yield areas	$18.3	$—		$18.3	$18.3	$—		$18.3
Other fresh produce segment:
Chile severance due to restructuring as a result of cost reduction initiatives	—	1.6		1.6	—	1.6		1.6
Acquisition costs related to Mann Packing	—	0.1	(1)	0.1	—	2.6	(1)	2.6
Sanger insurance recoveries due to inclement weather conditions	—	—		—	—	(0.9)		(0.9)
Other fresh produce segment charges	—	0.3		0.3	—	0.3		0.3
Total asset impairment and other charges, net	$18.3	$2.0		$20.3	$18.3	$3.6		$21.9

	Quarter ended				Six months ended
	June 30, 2017				June 30, 2017
	Long-lived and other asset impairment	Exit activity and other charges		Total	Long-lived and other asset impairment	Exit activity and other charges/(credits)		Total
Banana segment:
Philippines floods	$0.5	$—		$0.5	$0.8	$—		$0.8
Chile floods	0.8	—		0.8	0.8	—		0.8
Underutilized assets in Central America	0.6	—		0.6	0.6	—		0.6
Other fresh produce segment:
Chile insurance proceeds on floods	—	—		—		(2.2)		(2.2)
Total asset impairment and other charges (credits), net	$1.9	$—		$1.9	$2.2	$(2.2)		$—
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

4.  Asset Impairment and Other Charges, Net (continued)

Exit Activity and Other Reserves

Exit activity and other reserve balances are recorded in the Consolidated Balance Sheets in accounts payable and accrued expenses for the current portion and in other noncurrent liabilities for the noncurrent portion. The following is a rollforward of 2018 exit activity and other reserves (U.S. dollars in millions):

	Exit activity and other reserve balance at December 29, 2017	Impact to earnings	Cash paid	Foreign exchange impact	Exit activity and other reserve balance at June 29, 2018
Termination benefits	$—	$1.6	$(1.6)	$—	$—
Contract termination and other exit activity charges	0.3	—	(0.3)	—	—
	$0.3	$1.6	$(1.9)	$—	$—

During the six months ended June 29, 2018, we paid approximately $1.6 million in termination benefits related to Chilean restructuring and $0.3 million in contract termination for the closure of distribution centers in Europe in previous periods. We expect additional charges related to Philippine and Chilean restructuring within a range of $2.0 million to $4.0 million for both termination benefits and contract termination costs within the next 12 months.

5.  Acquisitions

On June 5, 2018, we acquired a 70% interest in a hydroponic herb farm in the Middle East for a purchase price of $1.7 million funded using operating cash flows and available borrowings under the Credit Facility (as defined in Note 12, “Long-Term Debt and Capital Lease Obligations”). The results of operations have been included in our consolidated financial statements since that date. The acquisition consisted primarily of working capital and property, plant and equipment.

On May 7, 2018, we paid $4.2 million for a 10% equity ownership interest in Three Limes, Inc., d/b/a The Purple Carrot, a privately-held company providing plant-based meal kits in North America. Our investment was funded using operating cash flows and available borrowings under the Credit Facility.  We account for this investment using the measurement alternative election under the ASC guidance on “Financial Instruments” and we do not exercise significant influence over the privately-held company’s operating or financial activities. The measurement alternative election requires us to measure the investment at cost less impairment, if any, adjusted for observable price changes in orderly transactions for the identical or similar investments.  No adjustments or impairments have been made as of June 29, 2018.   We review our investments for impairment when events and circumstances indicate that the decline in fair value of such assets below the carrying value is other-than-temporary.

On February 26, 2018, we completed the acquisition of 100% of the voting interests of Mann Packing. The results of Mann Packing's operations have been included in our consolidated financial statements since that date. This acquisition expanded our fresh-cut, vegetable and prepared product offerings in North America. We purchased all of its outstanding capital stock for an aggregate consideration of $372.9 million funded by a $229.7 million three-day promissory note and $143.2 million in cash funded through borrowings under our Credit Facility. The three-day promissory note was settled with cash on hand and additional borrowings under our Credit Facility.

Based on an evaluation of the provisions of ASC Business Combinations ("Topic 805"), the purchase price allocation reflected in the accompanying financial statements is preliminary and is based upon estimates and assumptions that are subject to change within the measurement period. Topic 805 allows entities a measurement period of up to one year from the acquisition date to finalize the allocation. The measurement period remains open pending the completion of valuation procedures related to the acquired tangible and intangible assets and assumed liabilities. The $328.8 million allocated to goodwill on our Consolidated Balance Sheets represents the excess of the purchase price over the preliminary values of assets acquired and liabilities assumed and is subject to revision. We are still evaluating our reportable segments and have preliminarily included the goodwill related to this acquisition in the other fresh produce segment. We are still evaluating the tax implications of this transaction.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

5.  Acquisitions (continued)

We recognized $2.6 million of acquisition related costs which primarily consist of advisory, legal, accounting, valuation, other professional and consulting fees and are included in asset impairment and other charges (credits), net. Refer to Note 4, “Asset Impairment and Other Charges (Credits), Net".

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

5.  Acquisitions (continued)

Our consolidated results include the following unaudited financial information of Mann Packing:

	Quarter ended June 29, 2018	Period from February 27, 2018 to June 29, 2018
Net sales	$146.2	$197.5
Net income attributable to Fresh Del Monte Produce, Inc.	$3.0	$14.5

The following unaudited pro forma combined financial information presents our results including Mann Packing as if the business combination had occurred at the beginning of fiscal year 2017:

	Quarter ended				Six months ended
	June 29, 2018		June 30, 2017		June 29, 2018		June 30, 2017
Net sales	$1,272.4		$1,292.5		$2,457.7		$2,450.4

Net (loss) income attributable to Fresh Del Monte Produce, Inc.	$(8.0)	(1)	$79.0	(3)	$38.2	(2)	$129.8	(4)

(1)Unaudited pro forma results for the quarter ended June 29, 2018 were positively adjusted by $0.1 million consisting of nonrecurring transaction related compensation benefits, advisory, legal, accounting, valuation and other professional fees.

(2)Unaudited pro forma results for the six months ended June 29, 2018 were positively adjusted by $9.6 million consisting of $11.5 million of nonrecurring transaction related compensation benefits, advisory, legal, accounting, valuation and other professional fees, partially offset by $1.9 million of interest expense as a result of increased borrowings under our Credit Facility.

(3)Unaudited pro forma results for the quarter ended June 30, 2017 were adjusted to include $2.1 million of interest expense as a result of increased borrowings under our Credit Facility.

(4)Unaudited pro forma results for the six months ended June 30, 2017 was adjusted to include $4.0 million of interest expense as a result of increased borrowings under our Credit Facility.

6.  Noncontrolling Interests

The following table reconciles shareholders’ equity attributable to noncontrolling interests (U.S. dollars in millions):

	Six months ended
	June 29, 2018	June 30, 2017
Noncontrolling interests, beginning	$23.8	$24.6
Net income (loss) attributable to noncontrolling interests	2.2	(0.2)
Distributions (to) from noncontrolling interests	(0.4)	0.4
Capital contributions from noncontrolling interests	0.8	—
Noncontrolling interests, ending	$26.4	$24.8

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

7.  Redeemable Noncontrolling Interests

The following table reconciles redeemable noncontrolling interests (U.S. dollars in millions):

Six months ended
June 29, 2018
Redeemable noncontrolling interests, beginning	$—
Initial measurement of redeemable noncontrolling interest due to Mann Packing acquisition	39.1
Net income attributable to redeemable noncontrolling interests	1.7
Redeemable noncontrolling interests, ending	$40.8

The Mann Packing acquisition includes a put option exercisable by the 25% shareholder of one of the acquired subsidiaries, a redeemable noncontrolling interest. At each reporting period, the redeemable noncontrolling interest is recognized at the higher of 1) the accumulated earnings or 2) the contractually-defined redemption value as of the balance sheet date. Refer to Note 5, "Acquisitions" for further discussion on the acquisition of Mann Packing.

8. Income Taxes

In connection with a current examination of the tax returns in two foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing aggregating approximately $128.8 million (including interest and penalties) for tax years 2012 through 2015.  We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities as we believe that the proposed adjustments are without technical merit. We will continue to vigorously contest the adjustments and expect to exhaust all administrative and judicial remedies necessary to resolve the matters, which could be a lengthy process.   We regularly assesses the likelihood of adverse outcomes resulting from examinations such as these to determine the adequacy of our tax reserves. Accordingly, we have not accrued any additional amounts based upon the proposed adjustments.  There can be no assurance that these matters will be resolved in our favor, and an adverse outcome of either matter, or any future tax examinations involving similar assertions, could have a material effect on our financial condition, results of operations and cash flows.

On December 22, 2017, the Tax Cut and Jobs Act (the “Act”) was signed into law. In accordance with Staff Accounting Bulletin (“SAB”) 118, we recognized the estimated impact of this legislation as a component of income tax expense in our audited financial statements for the year ending December 29, 2017. SAB 118 allows for a measurement period, not to extend beyond one year from the enactment date, for companies to complete their accounting for the provisions of the Act under ASC 740. As of June 29, 2018, no subsequent adjustments have been made to the provisional amounts recorded with the financial statements for the year ending December 29, 2017. We are still analyzing certain aspects of the Act and refining its calculations, which could potentially affect the provisional measurement of these balances. Our estimate of the impacts of the Act may change due to future guidance issued by the U.S. Treasury Department, Internal Revenue Service, Financial Standards Accounting Board and other standard setting bodies. The completion of our 2017 income tax returns by the fourth quarter 2018 may also impact the provisional amounts that have been recorded.

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

The following table details the advances to growers and suppliers including the related allowance based on their credit risk profile (U.S. dollars in millions):

	June 29, 2018		December 29, 2017
	Short-term	Long-term	Short-term	Long-term
Gross advances to growers and suppliers	$29.5	$3.8	$38.9	$1.6
Allowance for advances to growers and suppliers (past due)	(2.2)	(0.6)	(2.8)	(0.1)
Net advances to growers and suppliers	$27.3	$3.2	$36.1	$1.5

The short-term and long-term portions of the financing receivables included above are classified in the Consolidated Balance Sheets in other accounts receivable and other noncurrent assets.

The allowance for advances to growers and suppliers and the related financing receivables for the quarters and six months ended June 29, 2018 and June 30, 2017 were as follows (U.S. dollars in millions):

	Quarter ended		Six months ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Allowance for advances to growers and suppliers:
Balance, beginning of period	$2.3	$1.5	$2.9	$1.5
Provision for uncollectible amounts	0.5	1.1	0.8	1.1
Deductions to allowance related to write-offs	—	—	(0.9)	—
Balance, end of period	$2.8	$2.6	$2.8	$2.6

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

Stock-based compensation expense related to stock options, restricted stock awards ("RSAs"), restricted stock units ("RSUs") and performance stock units ("PSUs") is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Income and is comprised as follows (U.S. dollars in millions):

	Quarter ended		Six months ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Stock options	$—	$0.2	$0.1	$0.3
RSUs/PSUs	2.3	2.7	5.9	5.3
RSAs	—	—	1.0	0.9
Total	$2.3	$2.9	$7.0	$6.5

We received proceeds from the exercise of stock-based options of $0.8 million for the six months ended June 29, 2018 and $0.1 million for the six months ended June 30, 2017.

Stock Option Awards

Under the 2014 Plan and prior plans, 20% of the granted options vest immediately, and the remaining granted options vest in equal installments over the next four years. Options under the 2014 Plan and prior plans may be exercised over a period not in excess of 10 years from the date of the grant. Prior plan provisions are still applicable to outstanding options and awards under those plans. There were no stock option grants for the six months ended June 29, 2018 or June 30, 2017.

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

For RSAs awarded under the 2014 Plan, 50% of each award of our restricted stock vested on the date it was granted. The remaining 50% of each award vests upon the six-month anniversary of the date on which the recipient ceases to serve as a member of our Board of Directors. Restricted stock awarded during the six months ended June 29, 2018 and June 30, 2017 allow directors to retain all of their awards once they cease to serve as a member of our Board of Directors and is considered a nonsubstantive service condition in accordance with the guidance provided by the ASC on “Compensation – Stock Compensation.”  Accordingly, we recognize compensation cost immediately for restricted stock awards granted to non-management members of the Board of Directors.

The following table lists RSAs awarded under the 2014 plan for the six months ended June 29, 2018 and June 30, 2017:

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

10.  Share-Based Compensation (continued)

The following table lists the various RSUs and PSUs awarded under the 2014 Plan for the six months ended June 29, 2018 and June 30, 2017 (U.S. dollars in millions, except share and per share data):

Date of award	Type of award	Units awarded	Price per share
June 25, 2018	RSU	2,000	$44.78
February 21, 2018	PSU	85,000	46.35
February 21, 2018	RSU	125,000	46.35
February 22, 2017	PSU	100,000	56.52
February 22, 2017	RSU	50,000	56.52

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

11.  Inventories

Inventories consisted of the following (U.S. dollars in millions):

	June 29, 2018	December 29, 2017
Finished goods	$193.7	$210.1
Raw materials and packaging supplies	168.8	165.4
Growing crops	150.6	166.3
Total inventories	$513.1	$541.8

12.  Long-Term Debt and Capital Lease Obligations

The following is a summary of long-term debt and capital lease obligations (U.S. dollars in millions):

	June 29, 2018	December 29, 2017
Senior unsecured revolving credit facility (see Credit Facility below)	$688.5	$356.2
Capital lease obligations	1.1	1.4
Total long-term debt and capital lease obligations	689.6	357.6
Less: Current portion	(0.5)	(0.6)
Long-term debt and capital lease obligations	$689.1	$357.0

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

The following is a summary of the material terms of the Credit Facility and other working capital facilities at June 29, 2018 (U.S. dollars in millions):

	Term	Maturity date	Interest rate	Borrowing limit	Available borrowings
Bank of America credit facility	5 years	April 15, 2020	3.50%	$1,100.0	$406.5
Rabobank letter of credit facility	364 days	June 18, 2019	Varies	25.0	19.5
Other working capital facilities	Varies	Varies	Varies	23.4	13.2
				$1,148.4	$439.2

The current margin for LIBOR advances is 1.50%. We intend to use funds borrowed under the Credit Facility from time to time for general corporate purposes, which may include the repayment, redemption or refinancing of our existing indebtedness, working capital needs, capital expenditures, funding of possible acquisitions, possible share repurchases and satisfaction of other obligations.

The Credit Facility requires us to comply with financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers. As of June 29, 2018, we were in compliance with all of the covenants contained in the Credit Facility. The Credit Facility is unsecured and is guaranteed by certain of our subsidiaries. The Credit Facility permits borrowings under the revolving commitment with an interest rate determined based on our leverage ratio and spread over LIBOR. In addition, we pay a fee on unused commitments.

As of June 29, 2018, we applied $10.5 million to the Rabobank Nederland and Bank of America letter of credit facilities in respect of certain contingent obligations and other governmental agency guarantees combined with guarantees for purchases of raw materials and equipment and other trade related letters of credit. We also had $18.6 million in other letters of credit and bank guarantees not included in the Rabobank or Bank of America letter of credit facilities.

As of June 29, 2018, we entered into interest rate swaps in order to hedge the risk of the fluctuation on future interest payments related to our variable rate LIBOR-based borrowings from our Credit Facility. Refer to Note 17, “Derivatives”.

13.  Commitments and Contingencies

DBCP Litigation

Beginning in December 1993, certain of our U.S. subsidiaries were named among the defendants in a number of actions in courts in Texas, Louisiana, Hawaii, California and the Philippines involving claims by numerous non-U.S. plaintiffs alleging that they were injured as a result of exposure to a nematocide containing the chemical dibromochloropropane (“DBCP”) during the period 1965 to 1990. As a result of a settlement entered into in December 1998, the remaining unresolved DBCP claims against our U.S. subsidiaries are pending in Hawaii, Delaware, Costa Rica and the Philippines.

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

Texas. On June 27, 2008, the court dismissed the claims of 1,329 plaintiffs who were parties to prior DBCP actions. On June 30, 2008, our subsidiaries moved to dismiss the claims of the remaining Abarca plaintiffs on grounds of forum non conveniens in favor of the courts of Costa Rica. On September 22, 2009, the court granted the motion to dismiss and on November 16, 2009 entered an order conditionally dismissing the claims of those remaining plaintiffs who allege employment on farms in Costa Rica exclusively affiliated with our subsidiaries. Those dismissed plaintiffs re-filed their claim in Costa Rica on May 17, 2012 (The "Lagos" case). On January 18, 2013, all remaining plaintiffs in California filed Requests for Dismissal effecting the dismissal of their claims without prejudice. On September 25, 2013, our subsidiaries filed an answer to the claim re-filed with the courts of Costa Rica. In the Lagos case, the trial court dismissed the claims of all plaintiffs for defective powers of attorney. On appeal from that decision, the appellate court remanded the action for the trial court to consider a preliminary issue before addressing the validity of the powers of attorney. The case is back before the trial court. Two additional DBCP-related lawsuits were filed in Costa Rica in 2015, which have since been dismissed by the court on procedural grounds.

On May 31 and June 1, 2012, eight actions were filed against one of our subsidiaries in the United States District Court for the District of Delaware on behalf of approximately 3,000 plaintiffs alleging exposure to DBCP on or near banana farms in Costa Rica, Ecuador, Panama, and Guatemala. We and our subsidiaries were not involved with any banana growing operations in Ecuador or Panama during the period when DBCP was in use. The plaintiffs include 229 claimants who had cases pending in the United States District Court for the Eastern District of Louisiana which were dismissed on September 17, 2012. On August 30, 2012, our subsidiary joined a motion to dismiss the claims of those plaintiffs on the grounds that they have first-filed claims pending in the United States District Court for the Eastern District of Louisiana. The motion was granted on March 29, 2013 and appealed to the United States Court of Appeals for the Third Circuit. On September 21, 2012, our subsidiary filed an answer with respect to the claims of those plaintiffs who had not already filed in Louisiana. On May 27, 2014, the court granted a motion made by a co-defendant and entered summary judgment against all remaining plaintiffs based on the September 19, 2013 affirmance by the United States Court of Appeals for the Fifth Circuit of the dismissal on statute of limitations grounds of related cases by the United States District Court for the Eastern District of Louisiana. On July 7, 2014, our subsidiary joined in a motion for summary judgment on statute of limitations grounds as to all remaining plaintiffs on the basis of the court’s May 27, 2014 ruling.

Plaintiffs agreed that judgment be entered in favor of all defendants for the claims still pending in the United States District Court for the District of Delaware on the basis of the summary judgment granted on May 27, 2014 and the district court entered judgment dismissing all plaintiffs’ claims on September 22, 2014. On October 21, 2014, a notice of appeal was filed with the United States Court of Appeals for the Third Circuit expressly limited the appeal to the claims of 57 (out of the more than 2,600) plaintiffs who had not previously filed claims in Louisiana. On August 11, 2015, a panel of the Court of Appeals affirmed the dismissal of the claims of these plaintiffs. Plaintiffs filed a Motion for Rehearing en Banc with the Third Circuit, which was granted on September 22, 2015. On September 2, 2016, the Third Circuit en banc reversed the District Court’s dismissal on first-filed doctrine grounds of the claims of approximately 229 of the plaintiffs and remanded the case back to the District Court for further proceedings. On June 2, 2017, the Third Circuit issued a Petition for Certification of State Law to the Delaware Supreme Court to resolve the complex procedural question pending on appeal regarding the duration of the tolling of limitations afforded by a class action that had been pending in Texas. The Delaware Supreme Court accepted certification of the pending question of law. On March 15, 2018, the Delaware Supreme court decided the complex procedural question in favor of the plaintiffs and is in the process of returning the case to the United States District Court for the District of Delaware for further proceedings. On remand, there remain approximately 285 claims pending, although roughly two of those claims are of plaintiffs from Panama and Ecuador, where we have not been involved with any banana growing during the period when DBCP was in use.

In Hawaii, plaintiffs filed a petition for certiorari to the Hawaii Supreme Court based upon the Hawaii Court of Appeals affirmance in March 2014 of a summary judgment ruling in defendants’ favor at the trial court level. The Hawaii Supreme Court accepted the petition and oral argument was held on September 18, 2014 with respect to whether the claims of the six named plaintiffs were properly dismissed on statute of limitations grounds. On October 21, 2015, the Hawaii Supreme Court reversed the Hawaii Court of Appeals and the Hawaii state trial court’s grant of partial summary judgment against the DBCP plaintiffs on statute of limitations grounds. The Hawaii Supreme Court remanded the claims of six remaining plaintiffs back to the Hawaii state trial court for further proceedings, where they remain pending without any significant activity since 2015.

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

We increased the liability by $0.4 million during 2017 and 2016 and reduced the liability by $0.8 million during 2015 due to changes to the remediation work being performed related to the Kunia Well Site clean-up. We included these charges/(credits) in asset impairment and other charges, net on our Consolidated Statements of Income. The estimates are between $13.7 million and $28.7 million. The estimate on which our accrual is based, totals $13.7 million. As of June 29, 2018, we recorded $13.4 million included in other noncurrent liabilities and $0.3 million included in accounts payable and accrued expenses in the Consolidated Balance Sheets for the Kunia Well Site clean-up, which we expect to expend in the next 12 months. We expect to expend approximately $0.3 million in 2018, $1.1 million in each year from 2019 through 2021 and $0.9 million in 2022.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

14.  Earnings Per Share

Basic and diluted net income per ordinary share is calculated as follows (U.S. dollars in millions, except share and per share data):

	Quarter ended		Six months ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Numerator:
Net (loss) income attributable to Fresh Del Monte Produce Inc.	$(7.9)	$69.2	$33.6	$115.6

Denominator:
Weighted average number of ordinary shares - Basic	48,753,227	50,572,056	48,767,411	50,895,738
Effect of dilutive securities - share-based employee options and awards	—	360,309	244,986	404,959
Weighted average number of ordinary shares - Diluted	48,753,227	50,932,365	49,012,397	51,300,697

Antidilutive awards (1)	739,106	96,526	30,562	96,526

Net (loss) income per ordinary share attributable to Fresh Del Monte Produce Inc.:
Basic	$(0.16)	$1.37	$0.69	$2.27
Diluted	$(0.16)	$1.36	$0.69	$2.25

(1)	Certain unvested RSUs are not included in the calculation of net income per ordinary share because the effect would have been antidilutive.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

15.  Retirement and Other Employee Benefits

The following table sets forth the net periodic benefit costs of our defined benefit pension plans and post-retirement benefit plans (U.S. dollars in millions):

	Quarter ended		Six months ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Service cost	$1.5	$1.4	$3.0	$2.8
Interest cost	1.6	1.5	3.2	3.1
Expected return on assets	(0.9)	(0.9)	(1.8)	(1.7)
Amortization of net actuarial loss	0.2	0.3	0.4	0.6
Net periodic benefit costs	$2.4	$2.3	$4.8	$4.8

We provide certain other retirement benefits to certain employees who are not U.S.-based and are not included above. Generally, benefits under these programs are based on an employee’s length of service and level of compensation. These programs are immaterial to our consolidated financial statements. The net periodic benefit costs related to other non-U.S.-based plans is $0.7 million for the quarter ended June 29, 2018 and $0.9 million for the quarter ended June 30, 2017. The net periodic benefit cost related to other non-U.S.-based plans is $1.4 million for the six months ended June 29, 2018 and $1.5 million for the six months ended June 30, 2017.

We have adopted ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost regarding the presentation of components of net periodic pension costs. Service costs are presented in the same line item in the Consolidated Statements of Income as other compensation costs arising from services rendered by the employees during the period. With the exception of service cost, the other components of net periodic benefit costs (which include interest costs, expected return on assets, amortization of net actuarial losses) are recorded in the Consolidated Statements of Income in other expense, net. Other net periodic benefit costs of $0.9 million for the quarter ended June 29, 2018 and $1.8 million for the six months ended June 29, 2018 were reclassified from operating income and are included in other expense, net on the Consolidated Statements of Income. We utilized the practical expedient provided in this ASU and did not reclassify the net periodic pension costs for the quarter and six months ended June 30, 2017. The impact would have been $0.9 million for the quarter ended June 30, 2017 and $2.0 million for the six months ended June 30, 2017 of other net periodic benefit costs reclassified out of operating income and included in other expense, net in the Consolidated Statements of Income. The reclassification of amounts related to other non-U.S.-based plans is immaterial for the quarter and six months ended June 29, 2018 and June 30, 2017.

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

Our operations are aggregated into business segments on the basis of our products: bananas, other fresh produce and prepared food. Other fresh produce includes pineapples, melons, non-tropical fruit (including grapes, apples, citrus, blueberries, strawberries, pears, peaches, plums, nectarines, cherries and kiwis), avocados, fresh-cut products, other fruit and vegetables, a third-party ocean freight business, a plastic product, and a box manufacturing business. Prepared food includes prepared fruit and vegetables, juices, beverages, snacks, poultry and meat products.

We evaluate performance based on several factors, of which net sales and gross profit by product are the primary financial measures (U.S. dollars in millions):

	Quarter ended
	June 29, 2018		June 30, 2017
Segments:	Net Sales	Gross Profit	Net Sales	Gross Profit
Other fresh produce	$721.0	$46.9	$568.1	$55.0
Banana	457.8	23.8	499.5	58.1
Prepared food	93.6	7.6	79.5	10.1
Totals	$1,272.4	$78.3	$1,147.1	$123.2

	Six months ended
	June 29, 2018		June 30, 2017
Segments:	Net Sales	Gross Profit	Net Sales	Gross Profit
Other fresh produce	$1,295.0	$93.6	$1,074.3	$103.4
Banana	910.9	75.9	944.6	93.1
Prepared food	172.6	15.3	160.6	25.8
Totals	$2,378.5	$184.8	$2,179.5	$222.3

	Quarter ended		Six months ended
Net Sales by geographic region:	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
North America	$814.8	$655.5	$1,478.3	$1,256.9
Europe	175.8	192.7	369.9	367.2
Middle East	126.0	147.8	241.9	270.7
Asia	135.8	138.5	248.4	251.7
Other	20.0	12.6	40.0	33.0
Totals	$1,272.4	$1,147.1	$2,378.5	$2,179.5

Our North America region included the following Mann Packing results:

	Quarter ended		Period from February 27, 2018 to June 29, 2018
	June 29, 2018
Segments:	Net Sales	Gross Profit	Net Sales	Gross Profit
Other fresh produce	$132.4	$10.7	$178.7	$14.3
Prepared foods	13.8	2.2	18.8	3.6
Totals	$146.2	$12.9	$197.5	$17.9

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

Refer to Note 5, “Acquisitions”, for further discussion on the Mann Packing acquisition.
17.  Derivative Financial Instruments

Our derivative financial instruments reduce our exposure to fluctuations in foreign exchange rates and variable interest rates. We predominantly designate our derivative financial instruments as cash flow hedges.

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

Certain of our derivative instruments contain provisions that require the current credit relationship between us and our counterparty to be maintained throughout the term of the derivative instruments.  If that credit relationship changes, certain provisions could be triggered, and the counterparty could request immediate collateralization of derivative instruments in net liability position above a certain threshold.  There are derivative instruments with a credit-risk-related contingent feature that are in a liability position on June 29, 2018, however they are immaterial to our financial condition and results of operation. As of June 29, 2018, no triggering event has occurred and thus we are not required to post collateral.  If the credit-risk-related contingent features underlying these agreements were triggered on June 29, 2018, we would not be required to post collateral to the counterparty, because the collateralization threshold has not been met.

Derivative instruments are disclosed on a gross basis. There are various rights of setoff associated with our derivative instruments that are subject to an enforceable master netting arrangement or similar agreements. Although various rights of setoff and master netting arrangements or similar agreements may exist with the individual counterparties, individually, these financial rights are not material.

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

The foreign currency forward contracts qualifying as cash flow hedges were designated as single-purpose cash flow hedges of forecasted cash flows.

We had the following outstanding foreign currency forward contracts as of June 29, 2018 (in millions):

Foreign currency contracts qualifying as cash flow hedges:	Notional amount
Euro	EUR	69.1
British pound	GBP	3.4
Japanese yen	JPY	599.7
Philippine peso	PHP	3.2
Korean won	KRW	13,183.7

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

17.  Derivative Financial Instruments (continued)

Interest Rate Contracts

We are exposed to fluctuations in variable interest rates on our results of operations and financial condition and we mitigate that exposure by entering into interest rate swaps.  We entered into interest rate swaps in order to hedge the risk of the fluctuation on future interest payments related to our variable rate LIBOR-based borrowings through 2028.

Gains or losses on interest rate swaps are recorded in other comprehensive income and will be subsequently reclassified into earnings as interest expense as the interest expense on debt is recognized in earnings. At June 29, 2018, the notional value of interest rate contracts outstanding was $400 million, $200 million maturing in 2024 and the remaining $200 million maturing in 2028. Refer to Note 12, “Long-Term Debt and Capital Lease Obligations.”

The following table reflects the fair values of derivative instruments, which are designated as level 2 in the fair value hierarchy, as of June 29, 2018 and December 29, 2017 (U.S. dollars in millions):

Derivatives designated as hedging instruments (1)
	Foreign exchange contracts		Interest rate swaps		Total
Balance Sheet location:	June 29, 2018 (2)	December 29, 2017	June 29, 2018	December 29, 2017	June 29, 2018	December 29, 2017
Asset derivatives:
Prepaid expenses and other current assets	$3.5	$—	$—	$—	$3.5	$—
Other long-term receivables	—	—	0.3	—	0.3	—
Total asset derivatives	$3.5	$—	$0.3	$—	$3.8	$—

Liability derivatives:
Accounts payable and accrued expenses	$—	$1.4	$—	$—	$—	$1.4
Other long-term liabilities	—	—	2.3	—	2.3	—
Total liability derivatives	$—	$1.4	$2.3	$—	$2.3	$1.4

(1) See Note 18, "Fair Value Measurements", for fair value disclosures.
(2) We expect that $3.5 million of the net fair value of hedges recognized as a net gain in accumulated other comprehensive income ("AOCI") will be transferred to earnings during the next 12 months and the remaining net loss of $2.0 million in AOCI over a period of 10 years, along with the earnings effect of the related forecasted transactions.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

17.  Derivative Financial Instruments (continued)

The following table reflects the effect of derivative instruments on the Consolidated Statements of Income for the quarters and six months ended June 29, 2018 and June 30, 2017 (U.S. dollars in millions):

Derivatives in effective cash flow hedging relationships	Amount of (loss) gain recognized in other comprehensive income on derivatives (effective portion)		Location of (loss) income reclassified from AOCI into income (effective portion)	Amount of (loss) income reclassified from AOCI into income (effective portion)
	Quarter ended			Quarter ended
	June 29, 2018	June 30, 2017		June 29, 2018	June 30, 2017
Foreign exchange contracts	$6.0	$(4.1)	Net sales	$0.9	$0.5
Foreign exchange contracts	0.7	0.3	Cost of products sold	0.1	0.1
Interest rate swaps	(2.0)	—	Interest expense	(0.1)	—
Total	$4.7	$(3.8)		$0.9	$0.6

	Six months ended			Six months ended
	June 29, 2018	June 30, 2017		June 29, 2018	June 30, 2017
Foreign exchange contracts	$4.2	$(5.9)	Net sales	$0.2	$1.6
Foreign exchange contracts	0.7	(0.5)	Cost of products sold	0.3	0.3
Interest rate swaps	(2.0)	—	Interest expense	(0.1)	—
Total	$2.9	$(6.4)		$0.4	$1.9

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

18.  Fair Value Measurements (continued)

Derivative Instruments

We may choose to mitigate the risk of fluctuations in currency exchange rates and interest rates on our results of operations and financial condition by entering into foreign currency and interest rate swap cash flow hedges.  We account for the fair value of the related hedge contracts as prepaid expenses and other current assets, other non-current assets, accounts payable and accrued expenses or other non-current liabilities.  We use an income approach to value our outstanding foreign currency and interest rate hedges. An income approach consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contract using current market information as of the measurement date such as foreign currency, spot and forward rates, interest rates and interest rate curves.  Additionally, we include an element of default risk based on observable inputs into the fair value calculation. Due to the fact that certain inputs to fair value these derivative instruments can be observed, they are classified as Level 2.

The following table provides a summary of the fair values of assets and liabilities measured on a recurring basis under the ASC on “Fair Value Measurements and Disclosures” (U.S. dollars in millions):

Fair value measurements
	Foreign currency forward contracts, net asset (liability)		Interest rate contracts, net liability
	June 29, 2018	December 29, 2017	June 29, 2018	December 29, 2017
Quoted prices in active markets for identical assets (Level 1)	$—	$—	$—	$—
Significant observable inputs (Level 2)	3.5	(1.4)	(2.0)	—
Significant unobservable inputs (Level 3)	—	—	—	—

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
Refer to Note 12, “Long-Term Debt and Capital Lease Obligations.”

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

18.  Fair Value Measurements (continued)

Fair Value of Non-Financial Assets

The purchase price allocation for the Mann Packing acquisition reflected in the accompanying financial statements is preliminary and is based upon estimates and assumptions that are subject to change within the measurement period. The measurement period remains open pending the completion of valuation procedures related to the acquired tangible and intangible assets and assumed liabilities. The $328.8 million allocated to goodwill represents the excess of the purchase price over the preliminary values of assets acquired and liabilities assumed and is subject to revision. The fair value of the net assets acquired are estimated using Level 3 inputs based on unobservable inputs. Refer to Note 5, "Acquisitions" for further discussion on the acquisition of Mann Packing.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

19.  Accumulated Other Comprehensive (Loss) Income

The following table includes the changes in accumulated other comprehensive (loss) income attributable to U.S. by component under the ASC on “Comprehensive Income” (U.S. dollars in millions):

	Changes in accumulated other comprehensive (loss) income by component (1)
	Six months ended June 29, 2018
	Changes in fair value of effective cash flow hedges	Foreign currency translation adjustment		Retirement benefit adjustment	Total

Balance at December 29, 2017	$(1.4)	$(6.7)		$(22.5)	$(30.6)
Other comprehensive income (loss)
before reclassifications	3.3	(4.8)	(2)	0.1	(1.4)
Amounts reclassified from accumulated
other comprehensive (loss) income	(0.4)	—		0.4	—
Net current period other comprehensive
income (loss)	2.9	(4.8)		0.5	(1.4)
Balance at June 29, 2018	$1.5	$(11.5)		$(22.0)	$(32.0)

	Six months ended June 30, 2017
Balance at December 30, 2016	$5.4	$(25.4)		$(24.2)	$(44.2)
Other comprehensive (loss) income
before reclassifications	(4.5)	11.1	(2)	(0.3)	6.3
Amounts reclassified from accumulated
other comprehensive (loss) income	(1.9)	—		0.6	(1.3)
Net current period other comprehensive
(loss) income	(6.4)	11.1		0.3	5.0
Balance at June 30, 2017	$(1.0)	$(14.3)		$(23.9)	$(39.2)

(1) All amounts are net of tax and noncontrolling interest.
(2) Includes a loss of $1.0 million for the six months ended June 29, 2018 and a gain of $4.0 million for the six months ended June 30, 2017 on intra-entity foreign currency transactions that are of a long-term-investment nature; there was less than $0.1 million gain for the six months ended June 29, 2018 and there was less than $0.1 million loss for the six months ended June 30, 2017 related to noncontrolling interest.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

19.  Accumulated Other Comprehensive (Loss) Income (continued)

The following table includes details about amounts reclassified from accumulated other comprehensive (loss) income by component
(U.S. dollars in millions):

	Amount reclassified from accumulated other comprehensive (loss) income
	June 29, 2018		June 30, 2017
Details about accumulated other comprehensive (loss) income components	Quarter ended	Six months ended	Quarter ended	Six months ended	Affected line item in the statement where net income is present
Changes in fair value of effective cash flow hedges:
Foreign currency cash flow hedges	$(0.9)	$(0.2)	$(0.5)	$(1.6)	Sales
Foreign currency cash flow hedges	(0.1)	(0.3)	(0.1)	(0.3)	Cost of sales
Interest rate swaps	0.1	0.1	—	—	Interest expense
Total	$(0.9)	$(0.4)	$(0.6)	$(1.9)

Amortization of retirement benefits:
Actuarial losses	$—	$—	$0.2	$0.4	Cost of sales
Actuarial losses	—	—	0.1	0.2	Selling, general and administrative expenses
Actuarial losses	0.2	0.4	—	—	Other expenses
Total	$0.2	$0.4	$0.3	$0.6

20.  Shareholders’ Equity

Our shareholders have authorized 50,000,000 preferred shares at $0.01 par value, of which none are issued or outstanding at June 29, 2018, and 200,000,000 ordinary shares of common stock at $0.01 par value, of which 48,779,307 are issued and outstanding at June 29, 2018.

Ordinary share activity is summarized as follows:

	Six months ended
	June 29, 2018	June 30, 2017
Ordinary shares issued (retired) as a result of:
Stock option exercises	36,500	6,500
Restricted stock grants	21,304	14,294
Restricted and performance stock units	180,254	137,287
Ordinary shares repurchased and retired	(218,232)	(1,310,900)

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

20.  Shareholders’ Equity (continued)

On July 29, 2015, our Board of Directors approved a three-year stock repurchase program of up to $300 million of our ordinary shares. An additional $300 million repurchase program was approved on February 21, 2018 which expires on February 21, 2021. We have repurchased $250.2 million of ordinary shares, or 6,247,445 ordinary shares, under the aforementioned repurchase programs and retired all the repurchased shares. As of June 29, 2018 we have a maximum dollar value of $349.8 million shares that we can purchase under the approved stock repurchase programs.

Subsequent to the quarter ended June 29, 2018, we repurchased no ordinary shares.

Dividend activity is summarized as follows:

Six months ended
June 29, 2018		June 30, 2017
Dividend Date	Cash Dividend Declared, per Ordinary Share	Dividend Date	Cash Dividend Declared, per Ordinary Share
June 1, 2018	$0.150	June 2, 2017	$0.150
March 30, 2018	$0.150	March 31, 2017	$0.150

We paid $14.6 million in dividends in the six months ended June 29, 2018 and $15.2 million in dividends in the six months ended June 30, 2017.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are one of the world’s leading vertically integrated producers, marketers and distributors of high-quality fresh and fresh-cut fruit and vegetables, as well as a leading producer and marketer of prepared fruit and vegetables, juices, beverages and snacks in Europe, Africa and the Middle East. We market our products worldwide under the DEL MONTE® brand, a symbol of product innovation, quality, freshness and reliability since 1892. Our global sourcing and logistics system allows us to provide regular delivery of consistently high-quality produce and value-added services to our customers. Our major producing operations are located in North, Central and South America, Asia and Africa. Production operations are aggregated on the basis of our products: bananas, other fresh produce and prepared foods.  Other fresh produce includes pineapples, melons, tomatoes, non-tropical fruit (including grapes, apples, citrus, blueberries, strawberries, pears, peaches, plums, nectarines, cherries and kiwis), avocados, fresh-cut produce and other fruit and vegetables, a plastic product, and a box manufacturing business and third-party ocean freight services. Prepared food includes prepared fruit and vegetables, juices, other beverages, snacks, poultry and meat products.

Liquidity and Capital Resources

Net cash provided by operating activities was $162.3 million for the first six months of 2018 compared with net cash provided by operating activities of $173.9 million for the first six months of 2017, a decrease of $11.6 million.  The decrease in net cash provided by operating activities was principally attributable to lower net income and higher prepaid expenses and other current assets, partially offset by higher levels of accounts payable and accrued expenses and lower inventory. Prepaid expenses and other current assets increased as a result of higher prepaid taxes in the United States. Accounts payable and accrued expenses increased primarily due to improvements in cash management. The decrease in inventory was principally attributable to lower levels of growing crops and canned prepared food inventory combined with lower banana and pineapple pricing which lowered the value of our ending finished goods inventory.

Working capital was $591.0 million at June 29, 2018 compared with $626.0 million at December 29, 2017, a decrease of $35.0 million. The decrease in working capital is principally due to higher levels of accounts payable and accrued expenses and lower inventory balances, partially offset by higher cash and cash equivalents, higher trade accounts receivables and higher prepaid expenses and other current assets. The increase in trade accounts receivable was primarily due to the Mann Packing acquisition.

Net cash used in investing activities for the first six months of 2018 was $451.1 million compared with $69.0 million for the first six months of 2017. Net cash used in investing activities for the first six months of 2018 consisted of capital expenditures of $81.8 million, purchase of businesses of $373.3 million and investments in unconsolidated companies of $4.2 million, partially offset by proceeds from sales of property, plant and equipment of $8.2 million. Capital expenditures for the first six months of 2018 consisted primarily of $29.1 million of initial payments for the building of five new refrigerated container ships; expansion and improvements of our distribution and fresh-cut fruit and vegetable facilities in North America related to the other fresh produce and banana segments; expansion and improvements to our production operations in Costa Rica, Chile and Jordan related to the other fresh produce segment; expansion and improvements to our banana operations in the Philippines and Central America; and expansion and improvements to our production facilities in the Middle East and Europe related to the prepared food and other fresh produce segments. Investments in unconsolidated companies is comprised of a 10% equity interest in Three Limes, Inc., d/b/a The Purple Carrot, a privately-held company providing plant-based meal kits in North America ("Purple Carrot"). Purchase of a business relates to the purchase of Mann Packing Company, Inc and subsidiaries ("Mann Packing") and a small herb farm in Jordan. Proceeds from sale of property, plant and equipment for the first six months of 2018 consisted primarily of the sale of surplus land in the United Kingdom and other surplus equipment.

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

On February 26, 2018, we acquired Mann Packing by purchasing all of its outstanding capital stock for an aggregate consideration of $372.9 million, net of cash received. This acquisition was funded by a three-day promissory note of $229.7 million, entered into at the seller's request, and cash funded by borrowings under our existing credit facility of $143.2 million. The three-day promissory note was settled with cash on hand and additional borrowing under our credit facility. Mann Packing is an award-

winning innovator and leading grower, processor and supplier of a broad variety of fresh and value-added vegetable products in North America with annual sales of $535.8 million in 2017. Mann Packing's strength in the vegetable category, one of the fastest growing fresh food segments, will allow us to diversify our business, leverage our distribution network and infrastructure and increase our market reach. In addition, this transaction is expected to provide us with synergies, enhancing our ability to better serve our combined customers and address consumers' needs for healthier products.

On May 7, 2018, we acquired a 10% equity interest in Purple Carrot for $4.2 million Our investment was funded using operating cash flows and available borrowings under our Credit Facility. This investment builds on our commitment to seize growth opportunities that will further diversify our business, leverage our distribution network and infrastructure, and get healthful, fresh fruit and vegetable offerings in as many channels as possible.

In June 2018, we acquired a 70% interest in an herb farm in Jordan for $1.7 million as part of our diversification strategy. This acquisition was funded using operating cash flows and available borrowings under our Credit Facility.

Net cash provided by financing activities for the first six months of 2018 was $303.6 million compared with net cash used in financing activities of $100.5 million for the first six months of 2017. Net cash provided by financing activities for the first six months of 2018 consisted of net borrowings on long-term debt of $329.4 million and proceeds from stock options exercised of $0.8 million, partially offset by distributions to noncontrolling interest, net, of $1.8 million, share-based awards settled in cash for taxes of $0.4 million, dividends paid of $14.6 million and repurchase and retirement of ordinary shares of $9.8 million.

Net cash used in financing activities for the first six months of 2017 consisted of net repayments on long-term debt of $6.4 million, distributions to noncontrolling interest, net, of $3.6 million, share-based awards settled in cash for taxes of $3.8 million, dividends paid of $15.2 million and repurchase and retirement of ordinary shares of $71.6 million, partially offset by proceeds from stock options exercised of $0.1 million.

On April 16, 2015, we entered into a five-year, $800.0 million syndicated senior unsecured revolving credit facility maturing on April 15, 2020 (the "Credit Facility") with Bank of America, N.A. as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Inc. as sole lead arranger and sole book manager. Borrowings under the Credit Facility bear interest at a spread over the London Interbank Offer Rate ("LIBOR") that varies with our leverage ratio. The margin for LIBOR advances under the Credit Facility currently is 1.50%. The Credit Facility also includes a swing line facility, a letter of credit facility and a feature which allows, with bank approval, an increase in availability of up to an additional $300.0 million. On February 27, 2018, we exercised this option and increased the revolving borrowing capacity of the Credit Facility from $800.0 million to $1.1 billion. All other terms of the Credit Facility substantially remained the same. As of June 29, 2018, we entered into interest rate swaps in order to hedge the risk of the fluctuation on future interest payments related to our variable rate LIBOR-based borrowings from our Credit Facility.

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

At June 29, 2018, we had $688.5 million outstanding under the Credit Facility bearing interest at a per annum rate of 3.50%.  In addition, we pay a fee on unused commitments under the Credit Facility.

The Credit Facility is unsecured as long as we maintain a certain leverage ratio and also requires us to comply with certain financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers. As of June 29, 2018, we were in compliance with all of the financial and other covenants contained in the Credit Facility.

At June 29, 2018, we had $439.2 million available under committed working capital facilities, primarily under the Credit Facility.  At June 29, 2018, we had applied $10.5 million to the Rabobank letter of credit facility, in respect of certain contingent obligations and other governmental agencies and purchases of equipment and raw material guarantees and other trade related letters of credit.  We also had $18.6 million in other letters of credit and bank guarantees not included in the Rabobank or Bank of America letter of credit facilities.

As of June 29, 2018, we had $689.6 million of long-term debt and capital lease obligations, including the current portion, consisting of $688.5 million outstanding under the Credit Facility and $1.1 million of capital lease obligations.

Based on our operating plan, combined with our available borrowing capacity under our Credit Facility, we believe we will have sufficient resources to meet our cash obligations in the foreseeable future.

As of June 29, 2018, we had cash and cash equivalents of $39.8 million.

During December 2017 and during the first six months of 2018, we entered into definitive agreements for the building of six new refrigerated container ships for approximately $173.2 million. The agreements require payments of approximately $36 million in 2018, $31.5 million in 2019, $85.1 million in 2020 and $20.6 million in 2021. This shipbuilding program will replace our entire U.S. east coast fleet of vessels. We expect to fund these capital expenditures through operating cash flows and bank borrowings.

During the first six months of 2018, we paid approximately $1.6 million in termination benefits related to Chilean restructuring and $0.3 million in contract termination for the closure of distribution centers in Europe in previous periods. We expect additional payments related to Philippine and Chilean restructuring within a range of $2.0 million to $4.0 million for both termination benefits and contract termination costs within the next 12 months.

In connection with a current examination of the tax returns in two foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing aggregating approximately $128.8 million (including interest and penalties) for tax years 2012 through 2015.  We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities as we believe that the proposed adjustments are without technical merit.  We will continue to vigorously contest the adjustments and expect to exhaust all administrative and judicial remedies necessary to resolve the matters, which could be a lengthy process. We regularly assesses the likelihood of adverse outcomes resulting from examinations such as these to determine the adequacy of its tax reserves.  Accordingly, we have not accrued any additional amounts based upon the proposed adjustments.  There can be no assurance that these matters will be resolved in our favor, and an adverse outcome of either matter, or any future tax examinations involving similar assertions, could have a material effect on our financial condition, results of operations and cash flows.

On December 22, 2017, the Tax Cut and Jobs Act (the “Act”) was signed into law. In accordance with Staff Accounting Bulletin (“SAB”) 118, we recognized the estimated impact of this legislation as a component of income tax expense in our audited financial statements for the year ending December 29, 2017. SAB 118 allows for a measurement period, not to extend beyond one year from the enactment date, for companies to complete their accounting for the provisions of the Act under ASC 740. As of June 29, 2018, no subsequent adjustments have been made to the provisional amounts recorded with the financial statements for the year ending December 29, 2017. We are still analyzing certain aspects of the Act and refining its calculations, which could potentially affect the provisional measurement of these balances. Our estimate of the impacts of the Act may change due to future guidance issued by the U.S. Treasury Department, Internal Revenue Service, Financial Standards Accounting Board and other standard setting bodies. The completion of our 2017 income tax returns by the fourth quarter 2018 may also impact the provisional amounts that have been recorded.

The fair value of our interest rate swaps and foreign currency cash flow hedges changed from a liability of $1.4 million as of December 29, 2017, to a net asset of $1.5 million as of June 29, 2018. We expect that a net gain of $3.5 million will be transferred to earnings during the next 12 months and the remaining net loss of $2.0 million over a period of 10 years, along with the earnings effect of the related forecasted transactions.

Results of Operations

The following tables present for each of the periods indicated (i) net sales by geographic region and (ii) net sales and gross profit by product category, and in each case, the percentage of the total represented thereby (U.S. dollars in millions, except percent data):

Net sales by geographic region:

	Quarter ended				Six months ended
	June 29, 2018		June 30, 2017		June 29, 2018		June 30, 2017
North America	$814.8	64%	$655.5	57%	$1,478.3	62%	$1,256.9	58%
Europe	175.8	14%	192.7	17%	369.9	16%	367.2	17%
Middle East	126.0	10%	147.8	13%	241.9	10%	270.7	12%
Asia	135.8	11%	138.5	12%	248.4	10%	251.7	12%
Other	20.0	1%	12.6	1%	40.0	2%	33.0	1%
Totals	$1,272.4	100%	$1,147.1	100%	$2,378.5	100%	$2,179.5	100%

Product net sales and gross profit:

	Quarter ended
	June 29, 2018				June 30, 2017
	Net Sales		Gross Profit		Net Sales		Gross Profit
Other fresh produce	$721.0	57%	$46.9	60%	$568.1	49%	$55.0	45%
Banana	457.8	36%	23.8	30%	499.5	44%	58.1	47%
Prepared food	93.6	7%	7.6	10%	79.5	7%	10.1	8%
Totals	$1,272.4	100%	$78.3	100%	$1,147.1	100%	$123.2	100%

	Six months ended
	June 29, 2018				June 30, 2017
	Net Sales		Gross Profit		Net Sales		Gross Profit
Other fresh produce	$1,295.0	54%	$93.6	51%	$1,074.3	49%	$103.4	46%
Banana	910.9	38%	75.9	41%	944.6	43%	93.1	42%
Prepared food	172.6	8%	15.3	8%	160.6	8%	25.8	12%
Totals	$2,378.5	100%	$184.8	100%	$2,179.5	100%	$222.3	100%

Second Quarter 2018 Compared with Second Quarter of 2017

Net Sales. Net sales for the second quarter of 2018 were $1,272.4 million compared with $1,147.1 million for the second quarter of 2017. The increase in net sales of $125.3 million was principally attributable to higher net sales in our other fresh produce and prepared food business segments, partially offset by lower net sales in our banana segment. The Mann Packing business, which we acquired during the first quarter of 2018 and operates in the other fresh produce and prepared food business segments, contributed $146.2 million in net sales during the second quarter of 2018.

•
Net sales in the other fresh produce segment increased $152.9 million, principally as a result of higher net sales of fresh-cut products, vegetables, avocados, non-tropical fruit and pineapples, partially offset by lower net sales of tomatoes. The acquisition of Mann Packing contributed $132.4 million of the increase in net sales of other fresh produce during the second quarter of 2018.

◦
Net sales of fresh-cut products increased principally due to the sales of Mann Packing products in North America. Also contributing to the increase were higher sale prices and volumes in Europe and Asia, primarily attributable to favorable exchange rates and strong customer demand.

◦	Net sales of vegetables increased due to the sale of Mann Packing vegetable products in North America.

◦	Net sales of avocados increased due to higher sales volumes in North America principally as a result of higher customer demand, partially offset by lower per unit sales price.

◦
Net sales of non-tropical fruit increased principally due to higher sales volumes and per unit sales prices of apples in the Middle East and Europe. Also contributing to the increase in non-tropical fruit were higher local sales in Chile.

◦
Net sales of pineapples increased primarily due to higher sales volumes in Europe, partially offset by lower per unit sales prices and sales volumes in the Middle East. Worldwide pineapple sales volume increased 12%.

◦
Net sales of tomatoes decreased due to lower per unit sales prices in North America principally due to high industry volumes combined with lower production from our Florida growing operations as a result of inclement weather.

•
Net sales in the prepared food segment increased $14.1 million principally due to sales of Mann Packing prepared food products in North America combined with higher net sales of beverage products in the Middle East and canned deciduous products in Europe. Partially offsetting these increases were lower net sales of canned pineapple products in Europe as a result of high industry volumes sourced from Asia.

•
Net sales of bananas decreased by $41.7 million principally due to lower net sales in the Middle East, Europe and Asia, partially offset by higher net sales in North America. Worldwide banana sales volume decreased 6%.

◦
Middle East banana net sales decreased due to lower sales volumes as a result of reduced supplies from the Philippines combined with reduced sales to Iran and Iraq due to the political situation in those markets. Partially offsetting these decreases were higher per unit sales price.

◦
Europe banana net sales decreased due to lower per unit sales prices principally as a result of high industry volumes. Shipping delays during the quarter disrupted the supply chain to the markets and aggravated the oversupply situation in certain weeks further reducing per unit sale prices.

◦	Asia banana net sales decreased due to lower supplies from the Philippines, partially offset by higher per unit sales price.

◦	North America banana net sales increased as a result of a slight increase in sales volumes and per unit selling prices.

Cost of Products Sold.  Cost of products sold was $1,194.1 million for the second quarter of 2018 compared with $1,023.9 million for the second quarter of 2017, an increase of $170.2 million.  The increase was primarily attributable to $133.3 million of cost of product sold related to the Mann Packing acquisition combined with higher distribution costs principally in North America and Europe as a result of increased trucking rates attributable to limited availability of resources and higher fuel costs. Also contributing to the increase in cost of product sold were higher container shipping rates in the Middle East and Asia and higher fruit cost for non-tropical fruit in Chile.

Gross Profit. Gross profit was $78.3 million for the second quarter of 2018 compared with $123.2 million for the second quarter of 2017, a decrease of $44.9 million.  This decrease was attributable to lower gross profit in all of our business segments.

•
Gross profit in the banana segment decreased $34.3 million primarily due to lower per unit selling price in Europe; higher distribution costs in all regions; higher ocean freight in North America, the Middle East and Asia; and lower sales volumes in the Middle East and Asia. Worldwide banana per unit sale prices decreased 3% and per unit costs increased 4%.

•
Gross profit in the other fresh produce segment decreased $8.1 million principally due to lower gross profit on pineapples and non-tropical fruit, partially offset by higher gross profit on fresh-cut products.

◦
Gross profit on pineapples decreased principally due to lower per unit sales prices in North America primarily as a result of higher industry volumes. Also contributing to the decrease in gross profit were higher distribution costs in all regions and ocean freight costs in North America, the Middle East and Asia. Worldwide pineapple per unit sale prices decreased 8% and per unit costs increased 6%.

◦	Gross profit on non-tropical fruit decreased principally due to lower per unit sales prices of grapes in North America as a result of higher volumes combined with higher fruit cost.

◦
Gross profit on fresh-cut products increased principally as the result of the Mann Packing acquisition and higher selling prices and sales volumes in Asia and Europe. Partially offsetting this increase were lower selling prices in the Middle East.

•
Gross profit in the prepared food segment decreased by $2.5 million principally due to higher cost on pineapple products, lower sales prices on industrial pineapple products as a result of excess industry supply and lower sales volumes of canned pineapple products primarily due to lower demand. Partially offsetting these decreases was the gross profit from Mann Packing prepared food products and higher gross profit on our Jordanian poultry business.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $8.0 million from $41.9 million in the second quarter of 2017 to $49.9 million for the second quarter of 2018. The increase was principally due to higher selling, marketing and administrative expenses in North America as a result of the Mann acquisition. Also contributing to the increase in selling, general and administrative expenses were unfavorable exchange rates in Europe combined with expansion in the Middle East.

Gain on Disposal of Property, Plant and Equipment, Net. The gain on disposal of property, plant and equipment, net, of $5.7 million during the second quarter of 2018 was primarily related to the sale of surplus land in the United Kingdom, partially offset by the disposal of non-tropical plants in Chile due to varietal changes. The gain on disposal of property, plant and equipment, net, of $0.1 million during the second quarter of 2017 was principally related to the sale of surplus equipment.

Asset Impairment and Other Charges (Credits), Net. Asset impairment and other charges (credits), net, was $20.3 million during the second quarter of 2018, as compared with $1.9 million during the second quarter of 2017.

Asset impairment and other charges, net, for the second quarter of 2018 were:

•	$18.3 million in asset impairment charges related to our decision to abandon certain low-yield areas in our banana operations in the Philippines;

•	$1.6 million in severance expense related to restructuring as a result of cost reduction initiatives in our Chilean non-tropical fruit operation; and

•	$0.4 million in acquisition-related expenses.

Asset impairment and other charges, net, for the second quarter of 2017 were:

•	$0.8 million in charges due to flood damage in our Chilean non-tropical fruit operation;

•	$0.6 million in asset impairment related to underutilized assets in Central America in the banana segment; and

•	$0.5 million in charges due to flood damage incurred in our Philippines banana operations.

Operating Income.  Operating income for the second quarter of 2018 decreased by $65.7 million from $79.5 million in the second quarter of 2017 to $13.8 million for the second quarter of 2018.  This decrease was due to lower gross profit, higher asset impairment and other charges, net and higher selling, general and administrative expenses, partially offset by higher gain on disposal of property, plant and equipment.

Interest Expense.  Interest expense was $6.1 million for the second quarter of 2018 as compared with $1.6 million for the second quarter of 2017. The increase was due to higher average loan balances as a result of the Mann acquisition and higher interest rates.

Other Expense, Net.  Other expense, net, was $7.3 million for the second quarter of 2018 as compared with $0.5 million for the second quarter of 2017. The change in other expense, net, of $6.8 million was principally attributable to higher foreign exchange losses and pension costs reclassified from operating expenses during the second quarter of 2018 as compared with the second quarter of 2017.

Provision for Income Taxes. Provision for income taxes was $6.4 million for the second quarter of 2018 compared to $7.8 million for the second quarter of 2017. The decrease in the provision for income taxes of $1.4 million is primarily due to lower earnings.

First Six Months of 2018 Compared with First Six Months of 2017
Net Sales. Net sales for the first six months of 2018 were $2,378.5 million compared with $2,179.5 million for the first six months of 2017. The increase in net sales of $199.0 million is due to higher net sales in our other fresh produce and prepared food segments, partially offset by lower net sales in the banana segment. The Mann Packing business, which we acquired during the first quarter of 2018 and operates in the other fresh produce and prepared food business segments, contributed $197.5 million in net sales during the first six months of 2018.

•
Net sales in the other fresh produce segment increased $220.7 million principally as a result of higher net sales of fresh-cut products, vegetables, avocados and pineapples, partially offset by lower net sales of tomatoes.

◦
Net sales of fresh-cut products increased primarily due to the sales of Mann Packing products in North America. Also contributing to the increase were higher sale prices and volumes in Europe and Asia, which were mostly attributable to favorable exchange rates and improved customer demand. Worldwide fresh-cut products sales volume increased 68%.

◦	Net sales of vegetables increased due to the sale of Mann Packing vegetable products in North America.

◦	Net sales of avocados increased due to higher sales volumes in North America principally as a result of higher customer demand.

◦
Net sales of pineapples increased primarily due to higher sales volumes in North America and higher sales volumes and per unit sale price in Europe. Favorable euro and British pound exchange rates had a positive impact on sales prices. Partially offsetting this increase were high industry volumes which resulted in lower per unit sales prices in North America and lower sale prices in the Middle East principally due to unfavorable market conditions. Worldwide pineapple sales volume increased 14%.

•
Net sales in the prepared food segment increased $12.0 million principally due to sales of Mann Packing prepared food products in North America combined with higher net sales of canned deciduous products in Europe and of beverage products in the Middle East and Europe, primarily the result of improved customer demand and favorable exchange rates.

•
Net sales of bananas decreased by $33.7 million principally due to lower net sales in the Middle East, Asia and Europe, partially offset by higher net sales in North America. Worldwide banana sales volume decreased 7%.

◦
Middle East banana net sales decreased due to lower sales volumes as a result of reduced supplies from the Philippines combined with reduced sales to Iran and Iraq due to the political situation in those markets. Partially offsetting these decreases were higher per unit sales price.

◦	Asia banana net sales decreased due to lower supplies from the Philippines, partially offset by higher per unit sales price.

◦	Europe banana net sales decreased due to lower sales volumes, partially offset by higher per unit sales prices principally the result of favorable exchange rates.

◦	North America banana net sales increased as a result of a slight increase in per unit selling prices.

Cost of Products Sold. Cost of products sold was $2,193.7 million for the first six months of 2018 compared with $1,957.2 million for the first six months of 2017, an increase of $236.5 million. The increase was primarily attributable to $179.6 million of cost of product sold related to the Mann Packing acquisition combined with higher distribution costs principally in North America and Europe as a result of increased trucking rates attributable to limited availability of resources and higher fuel costs. Also contributing to the increase in cost of product sold were higher container shipping rates in the Middle East and Asia and higher fruit cost for non-tropical fruit in Chile.
Gross Profit. Gross profit was $184.8 million for the first six months of 2018 compared with $222.3 million for the first six months of 2017, a decrease of $37.5 million This decrease was attributable to lower gross profit in all of our business segments.

•
Gross profit in the banana segment decreased by $17.2 million principally due to higher distribution costs in all regions and lower sales volumes in all markets, partially offset by higher per unit sales price. Worldwide banana per unit sales prices increased 4% and per unit cost increased 5%.

•
Gross profit in the prepared food segment decreased by $10.5 million due to lower pricing on industrial products and lower sales volumes on canned pineapples primarily as a result of industry oversupply and low demand. Partially offsetting these decreases were higher gross profit in our Jordanian poultry business and on beverage products in Europe and the Middle East.

•
Gross profit in the other fresh produce segment decreased $9.8 million principally due to lower gross profit on pineapples, tomatoes and melons, partially offset by higher gross profit on fresh-cut products.

◦
Gross profit on pineapples decreased principally due to lower per unit sales prices in North America and the Middle East primarily as a result of higher industry volumes. Also contributing to the decrease in gross profit were higher distribution costs in all regions and ocean freight costs in North America, the Middle East and Asia. Worldwide pineapple per unit sale prices decreased 7% and per unit costs increased 5%.

◦	Gross profit on tomatoes decreased principally due to lower sales volumes as a result of lower production in our U.S. growing operations combined with higher costs.

◦	Gross profit on melons decreased primarily due to higher fruit and distribution cost.

◦
Gross profit on fresh-cut products increased due to the Mann Packing acquisition combined with higher sales volumes and sales prices in Asia and Europe principally as a result of strong customer demand and favorable exchange rates.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $8.7 million from $89.8 million for the first six months of 2017 to $98.5 million for the first six months of 2018. The increase was due to higher selling, marketing and administrative expenses in North America principally as a result of the Mann Packing acquisition combined with unfavorable exchange rates in Europe and higher selling, marketing and promotional expenses in the Middle East. Partially offsetting these increases were lower executive compensation and legal expenses.
Gain on Disposal of Property, Plant and Equipment, Net. The gain on disposal of property, plant and equipment, net, was $5.9 million during the first six months of 2018 and primarily related to the sale of surplus land in the United Kingdom, partially offset by the disposal of non-tropical plants in Chile due to varietal changes. During the first six months of 2017, the gain on disposal of property, plant and equipment of $0.9 million consisted primarily of gains on the sale of shipping containers and other surplus equipment.
Asset Impairment and Other Charges, Net. Asset impairment and other charges were $21.9 million during the first six months of 2018 and netted to zero during the first six months of 2017.
Asset impairments and other charges (credits), net, for the first six months of 2018 were:

•	$18.3 million in asset impairment charges related to our decision to abandon certain low-yield areas in our banana operations in the Philippines;

•	$2.9 million in acquisition-related expenses:

•	$1.6 million in severance expense related to restructuring as a result of cost reduction initiatives in our Chilean non-tropical fruit operation;

•	a credit of $(0.9) million related to insurance proceeds due to damage from inclement weather in one of our California facilities related to the other fresh produce segment.

Asset impairments and other charges (credits), net, for the first six months of 2017 were:

•	$0.8 million related to flood damage in our Philippines banana operation;

•	$0.6 million related to underutilized assets in Central America related to the banana segment;

•	$0.8 million related to flood damage in our Chilean non-tropical fruit operation; and

•	a credit of $(2.2) million of insurance proceeds related to previously announced flood damage in our Chile non-tropical fruit operation.

Operating Income. Operating income decreased by $63.1 million from $133.4 million in the first six months of 2017 to $70.3 million for the first six months of 2018. The decrease in operating income was due to lower gross profit and higher selling, general and administrative expenses and asset impairment and other charges, net, partially offset by higher gain on disposal of property, plant and equipment, net.
Interest Expense. Interest expense increased by $6.8 million from $3.0 million for the first six months of 2017 to $9.8 million for the first six months of 2018 principally due to higher average debt balances as a result of the Mann acquisition combined with higher interest rates.
Other expense , Net. Other expense, net, was $10.7 million for the first six months of 2018 as compared with $0.6 million for the first six months of 2017. The change in other expense, net, of $10.1 million was principally attributable to higher foreign exchange losses and pension costs reclassified from operating expenses during the first six months of 2018 as compared with the first six months of 2017.

Provision for Income Taxes. Provision for income taxes was $12.7 million for the first six months of 2018 as compared with $14.7 million for the first six months of 2017. The decrease in the provision for income taxes of $2.0 million is primarily due to lower earnings.
Fair Value Measurements

The purchase price accounting for the Mann Packing acquisition reflected in the accompanying financial statements is preliminary and is based upon estimates and assumptions that are subject to change within the measurement period. The measurement period remains open pending the completion of valuation procedures related to the acquired tangible and intangible assets and assumed liabilities. The $328.8 million allocated to goodwill represents the excess of the purchase price over the preliminary values of assets acquired and liabilities assumed and is subject to revision. The fair value of the net assets acquired are estimated using Level 3 inputs based on unobservable inputs. Refer to Note 5, "Acquisition", in our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion on the acquisition of Mann Packing.

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

Revenue Recognition

Our revenues result from the sale of products or services and reflect the consideration to which we expect to be entitled. We record revenue based on a five-step model in accordance with ASC 606, Revenue from Contracts with Customers. For our customer contracts, we identify the performance obligations (products or services), determine the transaction price, allocate the contract transaction price to the performance obligations, and recognize the revenue when the performance obligation is fulfilled, which is when the product is shipped to or received by the customer, depending on the specific terms of the arrangement. Our revenues are recorded at a point in time.

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

Seasonality

Interim results are subject to significant variations and may not be indicative of the results of operations that may be expected for the entire 2018 fiscal year.  See the information under the caption “Seasonality” provided in Item 1. Business, of our Annual Report on Form 10-K for the year ended December 29, 2017.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K for the year ended December 29, 2017.

Item 4.        Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 29, 2018. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the quarter ended June 29, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the quarter ended June 29, 2018, we acquired Mann Packing and are in the process of integrating the acquired business into our overall internal control over financial reporting process. We expect to exclude Mann Packing from the assessment of internal control over financial reporting as of December 28, 2018.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our purchases of ordinary shares during the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (2)(3)
April 1 through April 30, 2018	36,219	$44.96	36,219	$349,836,948
May 1, 2018 through May 31, 2018	—	$—	—	$349,836,948
June 1, 2018 through June 30, 2018	—	$—	—	$349,836,948
Total	36,219	$44.96	36,219	$349,836,948

(1)	For the quarter ended June 29, 2018, we purchased and retired 36,219 of our ordinary shares.

(2)	On July 29, 2015, our Board of Directors approved a three-year stock repurchase program of up to $300 million of our ordinary shares.

(3)	On February 21, 2018, our Board of Directors approved a three-year stock repurchase program of up to $300 million of our ordinary shares.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 6.        Exhibits

10.1**	Settlement Agreement, dated as of May 4, 2017, by and among Fresh Del Monte Produce Inc., Del Monte Pacific Limited and Del Monte Foods, Inc.

31.1**	Certification of Chief Executive Officer filed pursuant to 17 CFR 240.13a-14(a).

31.2**	Certification of Chief Financial Officer filed pursuant to 17 CFR 240.13a-14(a).

32**	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 17 CFR 240.13a-14(b) and 18 U.S.C. Section 1350.

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.
_____________________

**	Filed herewith.

***
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 29, 2018 and December 29, 2017, (ii) Consolidated Statements of Income for the quarters and six months ended June 29, 2018 and June 30, 2017, (iii) Consolidated Statements of Comprehensive Income for the quarters and six months ended June 29, 2018 and June 30, 2017, (iv) Consolidated Statement of Cash Flows for the six months ended June 29, 2018 and June 30, 2017 and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fresh Del Monte Produce Inc.

Date:	July 31, 2018	By:	/s/ Youssef Zakharia
Youssef Zakharia
President & Chief Operating Officer

		By:	/s/ Richard Contreras
Richard Contreras
Senior Vice President & Chief Financial Officer