Form 10-Q
period 2018-09-28
FRESH DEL MONTE PRODUCE INC
filed 2018-10-30
CIK 1047340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
———————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

333-07708
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

As of October 19, 2018, there were 48,375,971 ordinary shares of Fresh Del Monte Produce Inc. issued and outstanding.

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

PART I: FINANCIAL INFORMATION

Item 1.        Financial Statements

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)
(U.S. dollars in millions, except share and per share data)

	September 28, 2018	December 29, 2017
Assets
Current assets:
Cash and cash equivalents	$22.5	$25.1
Trade accounts receivable, net of allowance of $14.1 and $12.8, respectively	362.9	358.8
Other accounts receivable, net of allowance of $8.8 and $8.8, respectively	88.8	73.6
Inventories, net	545.8	541.8
Prepaid expenses and other current assets	68.6	20.5
Total current assets	1,088.6	1,019.8

Investments in and advances to unconsolidated companies	6.1	2.0
Property, plant and equipment, net	1,409.9	1,328.3
Goodwill	421.4	261.9
Intangible assets, net	177.4	45.9
Deferred income taxes	55.2	59.1
Other noncurrent assets	63.4	49.9
Total assets	$3,222.0	$2,766.9
Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued expenses	$544.3	$382.4
Current portion of long-term debt and capital lease obligations	0.5	0.6
Income taxes and other taxes payable	13.1	10.8
Total current liabilities	557.9	393.8

Long-term debt and capital lease obligations	629.0	357.0
Retirement benefits	95.7	96.2
Deferred income taxes	83.1	86.3
Other noncurrent liabilities	45.5	42.4
Total liabilities	1,411.2	975.7
Commitments and contingencies (See note 13)
Redeemable noncontrolling interests	41.8	—
Shareholders' equity:
Preferred shares, $0.01 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.01 par value; 200,000,000 shares authorized; 48,375,971 and 48,759,481 issued and outstanding, respectively	0.5	0.5
Paid-in capital	524.3	522.5
Retained earnings	1,247.2	1,275.0
Accumulated other comprehensive loss	(28.7)	(30.6)
Total Fresh Del Monte Produce Inc. shareholders' equity	1,743.3	1,767.4
Noncontrolling interests	25.7	23.8
Total shareholders' equity	1,769.0	1,791.2
Total liabilities, redeemable noncontrolling interests and shareholders' equity	$3,222.0	$2,766.9

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(U.S. dollars in millions, except share and per share data)

	Quarter ended		Nine months ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Net sales	$1,069.5	$952.7	$3,448.0	$3,132.2
Cost of products sold	1,016.9	894.4	3,210.6	2,851.6
Gross profit	52.6	58.3	237.4	280.6
Selling, general and administrative expenses	49.4	41.2	147.9	131.0
Gain on disposal of property, plant and equipment, net	—	(0.3)	(5.9)	(1.2)
Asset impairment and other charges, net	14.5	0.7	36.4	0.7
Operating (loss) income	(11.3)	16.7	59.0	150.1
Interest expense	7.0	1.4	16.8	4.4
Interest income	(0.2)	(0.4)	(0.7)	(0.7)
Other expense, net	2.4	1.0	13.1	1.6
(Loss) income before income taxes	(20.5)	14.7	29.8	144.8
Provision for income taxes	0.7	4.2	13.4	18.9
Net (loss) income	$(21.2)	$10.5	$16.4	$125.9
Less: Net income (loss) attributable to redeemable and noncontrolling interests	0.3	(1.0)	4.3	(1.2)
Net (loss) income attributable to Fresh Del Monte Produce Inc.	$(21.5)	$11.5	$12.1	$127.1
Net (loss) income per ordinary share attributable to Fresh Del Monte Produce Inc. - Basic	$(0.44)	$0.23	$0.25	$2.51
Net (loss) income per ordinary share attributable to Fresh Del Monte Produce Inc. - Diluted	$(0.44)	$0.23	$0.25	$2.49
Dividends declared per ordinary share	$0.15	$0.15	$0.45	$0.45
Weighted average number of ordinary shares:
Basic	48,570,696	49,976,752	48,701,840	50,589,103
Diluted	48,570,696	50,254,453	48,913,435	50,951,643

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
(U.S. dollars in millions)

	Quarter ended		Nine months ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Net (loss) income	$(21.2)	$10.5	$16.4	$125.9
Other comprehensive (loss) income:
Net unrealized gain (loss) on derivatives	3.5	(0.3)	6.4	(6.7)
Net unrealized foreign currency translation (loss) gain	(0.7)	3.9	(5.5)	15.1
Net change in retirement benefit adjustment, net of tax	0.5	0.2	1.0	0.4
Comprehensive (loss) income	$(17.9)	$14.3	$18.3	$134.7
Less: Comprehensive income (loss) attributable to redeemable and noncontrolling interests	0.3	(1.0)	4.3	(1.2)
Comprehensive (loss) income attributable to Fresh Del Monte Produce Inc.	$(18.2)	$15.3	$14.0	$135.9

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(U.S. dollars in millions)

	Nine months ended
	September 28, 2018	September 29, 2017
Operating activities:
Net income	$16.4	$125.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72.5	60.2
Amortization of debt issuance costs	0.5	0.3
Share-based compensation expense	8.8	9.4
Asset impairment, net	31.6	2.2
Change in uncertain tax positions	0.1	0.2
Gain on disposal of property, plant and equipment	(5.9)	(1.2)
Equity loss of unconsolidated companies	—	0.1
Deferred income taxes	3.8	2.1
Foreign currency translation adjustment	(1.0)	7.4
Changes in operating assets and liabilities; net of the effect of acquisitions
Receivables	21.2	6.8
Inventories	17.9	(16.0)
Prepaid expenses and other current assets	(13.4)	(1.6)
Accounts payable and accrued expenses	123.3	(2.8)
Other noncurrent assets and liabilities	(5.2)	(8.8)
Net cash provided by operating activities	270.6	184.2
Investing activities:
Capital expenditures	(119.1)	(102.8)
Investments in unconsolidated companies	(4.2)	—
Proceeds from sales of property, plant and equipment	9.1	4.0
Purchase of businesses, net of cash acquired	(371.8)	—
Net cash used in investing activities	(486.0)	(98.8)
Financing activities:
Proceeds from long-term debt	876.3	567.3
Payments on long-term debt	(606.7)	(515.6)
Distributions to noncontrolling interests, net	(2.4)	(4.0)
Proceeds from stock options exercised	0.8	1.4
Share-based awards settled in cash for taxes	(1.4)	(5.6)
Dividends paid	(21.8)	(22.7)
Repurchase and retirement of ordinary shares	(29.4)	(96.3)
Net cash provided by (used in) financing activities	215.4	(75.5)
Effect of exchange rate changes on cash	(2.6)	(0.1)
Net (decrease) increase in cash and cash equivalents	(2.6)	9.8
Cash and cash equivalents, beginning	25.1	20.1
Cash and cash equivalents, ending	$22.5	$29.9
Supplemental cash flow information:
Cash paid for interest	$13.8	$3.8
Cash paid for income taxes	$15.6	$8.1
Non-cash financing and investing activities:
Retirement of ordinary shares	$29.4	$96.3
Dividends on restricted stock units	$(0.3)	$(0.7)
Purchase of a business	$1.2	$—
 See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  General

Reference in this Report to "Fresh Del Monte", “we”, “our” and “us” and the “Company” refer to Fresh Del Monte Produce Inc. and its subsidiaries, unless the context indicates otherwise.

We were incorporated under the laws of the Cayman Islands in 1996 and are engaged primarily in the worldwide production, transportation and marketing of fresh produce. We source our products, which include bananas, pineapples, melons and nontropical fruit (including grapes, apples, citrus, blueberries, strawberries, pears, peaches, plums, nectarines, cherries and kiwis), avocados, tomatoes and vegetables, primarily from Central America, South America, Africa and the Philippines. We also source products from North America, Europe and the Middle East and distribute our products in North America, Europe, Middle East, Asia, South America and Africa. Products are sourced from our company-owned farms, through joint venture arrangements and through supply contracts with independent growers. We have the exclusive right to use the DEL MONTE® brand for fresh fruit, fresh vegetables and other fresh and fresh-cut produce and certain other specified products on a royalty-free basis under a worldwide, perpetual license from Del Monte Corporation, an unaffiliated company that owns the DEL MONTE® trademark. We are also a producer, marketer and distributor of prepared fruit and vegetables, juices and snacks and we hold a perpetual, royalty-free license to use the DEL MONTE® brand for prepared foods throughout Europe, Africa, the Middle East and certain Central Asian countries. Del Monte Corporation and several other unaffiliated companies manufacture, distribute and sell under the DEL MONTE® brand canned or processed fruit, vegetables and other produce, as well as dried fruit, snacks and other products in certain geographic regions. We can also produce, market and distribute certain prepared food products in North America utilizing the DEL MONTE® brand. We have entered into an agreement with Del Monte Foods, Inc. to jointly; (a) produce, market and sell prepared, chilled and refrigerated (i) juices, (ii) cut-fruit and (iii) avocado and guacamole products produced using high pressure technology; and (b) develop DEL MONTE® branded restaurants, cafes and other retail outlets.

The accompanying unaudited Consolidated Financial Statements for the quarter and nine months ended September 28, 2018 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for fair presentation have been included. Operating results for the quarter and nine months ended September 28, 2018 are subject to significant seasonal variations and are not necessarily indicative of the results that may be expected for the year ending December 28, 2018. Certain reclassification of prior period balances have been made to conform to current presentation. For further information, refer to the Consolidated Financial Statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 29, 2017.

We are required to evaluate events occurring after September 28, 2018 for recognition and disclosure in the unaudited Consolidated Financial Statements for the quarter and nine months ended September 28, 2018. Events are evaluated based on whether they represent information existing as of September 28, 2018, which require recognition in the unaudited Consolidated Financial Statements, or new events occurring after September 28, 2018, which do not require recognition but require disclosure if the event is significant to the unaudited Consolidated Financial Statements. We evaluated events occurring subsequent to September 28, 2018 through the date of issuance of these unaudited Consolidated Financial Statements.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

2. Recently Issued Accounting Pronouncements

New Accounting Pronouncements Adopted

In May 2017, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2017-09, Stock Compensation (Topic 718), Scope of Modification Accounting. This ASU clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The guidance clarifies that modification accounting will be applied if the value, vesting conditions or classification of the award changes. We adopted this ASU on December 30, 2017, the first day of our 2018 fiscal year, and this ASU did not have any effect on our financial condition, results of operations and cash flows.

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires that the service cost component of net periodic benefit costs from defined benefit and other postretirement benefit plans be included in the same Consolidated Statements of Operations captions as other compensation costs arising from services rendered by the covered employees during the period. The other components of net benefit cost will be presented in other expense, net in the Consolidated Statements of Operations separately from service costs.  Following adoption, only service costs are eligible for capitalization into manufactured inventories, which reduces diversity in practice.  We adopted this ASU effective December 30, 2017, the first day of our 2018 fiscal year. We utilized the practical expedient provided in this ASU and did not reclassify the net periodic pension costs for the quarter and nine months ended September 29, 2017. Refer to Note 15, "Retirement and Other Employee Benefits" for the impact of the adoption on our financial condition, results of operations and cash flows.

In February 2017, the FASB issued ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets: Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. This standard was issued to clarify the scope of Accounting Standards Codification ASC 610, Other Income and to add guidance for partial sales of nonfinancial assets. ASC 610 also provides guidance for recognizing gains and losses from the transfer of nonfinancial assets (including real estate) in contracts with non-customers. We adopted this ASU on December 30, 2017, the first day of our fiscal 2018 year, and this ASU did not have any effect on our financial condition, results of operations and cash flows.

In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business, which adds guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The adoption of this ASU will impact the analysis on the acquisition (or disposal) of a group of assets. We adopted this ASU on December 30, 2017, the first day of our fiscal 2018 year. Refer to Note 5, "Acquisitions" for further discussion on acquisitions occurring during the quarter and nine months ended September 28, 2018.

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which requires companies to recognize the income tax effects of intra-entity sales and transfers of assets other than inventory, particularly those asset transfers involving intellectual property, in the period in which the transfer occurs. We adopted this ASU effective December 30, 2017, the first day of our 2018 fiscal year. This guidance requires modified retrospective adoption. The impact of adoption of this ASU was an increase of $3.2 million to deferred tax assets with a corresponding adjustment to retained earnings.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues in an effort to reduce diversity in practice. We adopted this ASU on December 30, 2017, the first day of our 2018 fiscal year, and determined there were no changes to disclosures or significant impacts on the Consolidated Statement of Cash Flows.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, with further clarifications made in February 2018 with the issuance of ASU 2018-03. The amended guidance requires certain equity investments that are not consolidated and not accounted for under the equity method to be measured at fair value with changes in fair value recognized in net income rather than as a component of accumulated other comprehensive income (loss). It further states that an entity may choose to measure equity investments that do not have a readily determinable fair values using a quantitative approach, or measurement alternative, which is equal to its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. We adopted this ASU on December 30, 2017, the first day of our 2018 fiscal year, and we determined that there was no financial impact on adoption. Refer to Note 5 "Acquisitions" for disclosure of transactions utilizing the measurement

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

2. Recently Issued Accounting Pronouncements (continued)

alternative occurring during the quarter and nine months ended September 28, 2018.

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

New Accounting Pronouncements Not Yet Adopted

In September 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This ASU requires implementation costs incurred by customers in cloud computing arrangements (i.e., hosting arrangements) to be capitalized under the same premises of authoritative guidance for internal-use software and deferred over the non-cancellable term of the cloud computing arrangements plus any option renewal periods that are reasonably certain to be exercised by the customer or for which the exercise is controlled by the service provider. This ASU will be effective for us beginning the first day of our 2020 fiscal year. We are evaluating the impact of the adoption of this ASU on our financial condition, results of operations and cash flows, and, as such, we are not able to estimate the effect the adoption of the new standard will have on our financial statements.

In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20). This ASU amends ASC 715 to add additional disclosures, remove certain disclosures that are not considered cost beneficial and to clarify certain required disclosures. Early adoption is permitted. This ASU will be effective for us beginning the first day of our 2021 fiscal year. We are evaluating the impact of the adoption of this ASU on our financial condition, results of operations and cash flows, and, as such, we are not able to estimate the effect the adoption of the new standard will have on our financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements. This ASU includes additional disclosures requirements for recurring Level 3 fair value measurements including disclosure of changes in unrealized gains and losses for the period included in other comprehensive income, disclosure of the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and narrative description of measurement uncertainty related to Level 3 measurements. Early adoption is permitted. This ASU will be effective for us beginning the first day of our 2020 fiscal year. We are evaluating the impact of the adoption of this ASU on our financial condition, results of operations and cash flows, and, as such, we are not able to estimate the effect the adoption of the new standard will have on our financial statements.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

2. Recently Issued Accounting Pronouncements (continued)

In July 2018, the FASB issued ASU 2018-09, Codification Improvements. The FASB issued this ASU to facilitate amendments to a variety of topics to clarify, correct errors in, or make minor improvements to the accounting standards codification. The effective date of the standard is dependent on the facts and circumstances of each amendment. Some amendments do not require transition guidance and will be effective upon the issuance of this standard. A majority of the amendments in ASU 2018-09 will be effective in annual periods beginning after December 29, 2018. We will be required to adopt this standard the first day of our 2019 fiscal year. We are evaluating the impact of the adoption of this ASU on our financial condition, results of operations and cash flows, and, as such, we are not able to estimate the effect the adoption of the new standard will have on our financial statements.

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

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income, which amends ASC 220, Income Statement — Reporting Comprehensive Income, to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act, (the "Act"). In addition, under the ASU, an entity will be required to provide certain disclosures regarding stranded tax effects. This ASU is effective for us the first day of our 2019 fiscal year. Early adoption is permitted. We are evaluating the impact of adoption of this ASU on our financial condition, results of operations and cash flows, and, as such, we are not able to estimate the effect the adoption of the new standard will have on our financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases, and has subsequently issued several supplemental and/or clarifying ASU's (collectively, "ASC 842"), which requires a dual approach for lease accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases may result in the lessee recognizing a right-of use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize a straight-line total lease expense. The guidance also requires qualitative and specific quantitative disclosures to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities, including significant judgments and changes in judgments. This ASU will be effective for us beginning the first day of our 2019 fiscal year. Early adoption is permitted. A recent amendment to ASC 842 provides companies with the option to the transition provisions of the new lease standard upon the adoption date instead of at the earliest comparative period. We have begun a process to identify a complete population of our leases. Such process includes reviewing various contracts to identify whether such arrangements convey the right to control the use of an identified asset. We are also in the process of implementing a new lease accounting information system.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

2. Recently Issued Accounting Pronouncements (continued)

We continue to evaluate the impact of the new accounting pronouncements, including enhanced disclosure requirements, on our business processes, controls and systems. We believe the new standard will have a material impact on our Consolidated Balance Sheets, and we are continuing to evaluate the impact of adoption of ASC 842 on our financial condition, results of operations and cash flows.

3. Summary of Significant Accounting Policies

Revenue Recognition

Our revenues result from the sale of products or services and reflect the consideration to which we expect to be entitled. We record revenue based on a five-step model in accordance with ASC 606. For our customer contracts, we identify the performance obligations (products or services), determine the transaction price, allocate the contract transaction price to the performance obligations, and recognize the revenue when the performance obligation is fulfilled, which is when the product is shipped to or received by the customer, depending on the specific terms of the arrangement. Our revenues are recorded at a point in time.

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

As part of our adoption of ASC 606, we elected the practical expedient to expense incremental costs of obtaining a contract, if the contract period is for one year or less. These costs are included in selling, general and administrative expenses. Otherwise, incremental contract costs are recognized as an asset in the consolidated balance sheets and amortized over time as promised goods and services are transferred to a customer. We also elected to adopt a policy that shipping and handling costs will be accounted for as costs to fulfill a contract and are not considered performance obligations to our customers. The impact was insignificant as the expedient and policy election align with our current practice. We also elected to exclude taxes collected from our customers assessed by government authorities that are both imposed on and concurrent with a specific revenue-producing transaction from our determination of transaction price.
The gain on disposal of property, plant and equipment, net during the nine months ended September 28, 2018 primarily related to the sale of surplus land in the United Kingdom for $6.4 million, which was accounted for using the guidance in ASC 610.
Refer to Note 16, "Business Segment Data" for additional description of our reportable business segments and disaggregated revenue disclosures.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

4.  Asset Impairment and Other Charges, Net

The following represents a summary of asset impairment and other charges, net recorded during the quarter and nine months ended September 28, 2018 (U.S. dollars in millions):

	Quarter ended			Nine months ended
	September 28, 2018			September 28, 2018
	Long-lived and other asset impairment	Exit activity and other charges	Total	Long-lived and other asset impairment	Exit activity and other charges/(credits)		Total
Banana segment:
Philippine exit activities of certain low-yield areas	$11.8	$0.3	$12.1	$30.0	$0.3		$30.3
Underutilized assets in Central America	1.1	—	1.1	1.1	—		1.1
Other fresh produce segment:
Chile severance due to restructuring as a result of cost reduction initiatives	—	0.8	0.8	—	2.5		2.5
Underutilized assets in Central America	0.5		0.5	0.5			0.5
Acquisition costs related to Mann Packing (1)	—	—	—	—	2.6	(1)	2.6
Sanger insurance recoveries due to inclement weather conditions	—	—	—	—	(0.9)		(0.9)
Other acquisition costs	—	—	—	—	0.3		0.3
Total asset impairment and other charges, net	$13.4	$1.1	$14.5	$31.6	$4.8		$36.4

	Quarter ended			Nine months ended
	September 29, 2017			September 29, 2017
	Long-lived and other asset impairment	Exit activity and other charges	Total	Long-lived and other asset impairment	Exit activity and other charges/(credits)		Total
Banana segment:
Philippines floods	$—	$—	$—	$0.8	$—		$0.8
Chile floods clean up costs	—	0.7	0.7	—	0.7		0.7
Chile Floods	—	—	—	0.8	—		0.8
Underutilized assets in Central America	—	—	—	0.6	—		0.6
Other fresh produce segment:
Chile insurance proceeds on floods	—	—	—		(2.2)		(2.2)
Total asset impairment and other charges (credits), net	$—	$0.7	$0.7	$2.2	$(1.5)		$0.7
(1) Acquisition costs relate to the Mann Packing Co. Inc. and subsidiaries ("Mann Packing") Acquisition. Refer to Note 5 , "Acquisition."

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

4.  Asset Impairment and Other Charges, Net (continued)

Exit Activity and Other Reserves

Exit activity and other reserve balances are recorded in the Consolidated Balance Sheets in accounts payable and accrued expenses for the current portion and in other noncurrent liabilities for the noncurrent portion. The following is a rollforward of 2018 exit activity and other reserves (U.S. dollars in millions):

	Exit activity and other reserve balance at December 29, 2017	Impact to earnings	Cash paid	Foreign exchange impact	Exit activity and other reserve balance at September 28, 2018
Termination benefits	$—	$2.8	$(2.7)	$—	$0.1
Contract termination and other exit activity charges	0.3	—	(0.3)	—	—
	$0.3	$2.8	$(3.0)	$—	$0.1

During the nine months ended September 28, 2018, we paid approximately $2.7 million in termination benefits related to Chilean and Philippines restructuring and $0.3 million in contract termination for the closure of distribution centers in Europe in previous periods. We expect additional charges related to the Philippine restructuring within a range of $0.5 million to $1.0 million for termination benefits and contract termination costs within the next 12 months.

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

On May 7, 2018, we paid $4.2 million for a 10% equity ownership interest in Three Limes, Inc., d/b/a The Purple Carrot, a privately-held company providing plant-based meal kits in North America. Our investment was funded using operating cash flows and available borrowings under the Credit Facility.  We account for this investment using the measurement alternative election under the ASC guidance on “Financial Instruments”, and we do not exercise significant influence over the privately-held company’s operating or financial activities. The measurement alternative election requires us to measure the investment at cost less impairment, if any, adjusted for observable price changes in orderly transactions for the identical or similar investments.  No adjustments or impairments have been made as of September 28, 2018.   We review our investments for impairment when events and circumstances indicate that the decline in fair value of such assets below the carrying value is other-than-temporary.

On February 26, 2018, we completed the acquisition of 100% of the voting interests of Mann Packing. The results of Mann Packing's operations have been included in our consolidated financial statements since that date. This acquisition expanded our fresh-cut, vegetable and prepared product offerings in North America. In addition, this transaction is expected to provide us with the following synergies:

•	Acceleration of expansion strategy at Mann Packing's key retailers and channels;

•	Improvement of our access to key retailers and food service distribution;

•
Development of a forward distribution model to offer just-in-time delivery services nationwide by leveraging our North America distribution infrastructure to significantly broaden national coverage for our value-added vegetable products;

•
Procurement savings by leveraging product sourcing in North America and lower cost sourcing opportunities using our infrastructure in Central America. In addition to enhanced packaging, materials, equipment and other consolidated component savings;

•	Expansion of Mann Packing's production capacity in the United States by leveraging our existing facilities to improve Mann Packing's reach; and

•	Marketing and overhead synergies resulting from opportunities to pursue co-branding and better pricing potential utilizing the DEL MONTE® brand.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

5.  Acquisitions (continued)

We purchased all of its outstanding capital stock for an aggregate consideration of $372.9 million funded by a $229.7 million three-day promissory note and $143.2 million in cash. The three-day promissory note was settled with cash on hand and borrowings under our Credit Facility. During the third quarter of 2018, we adjusted the purchase price to $371.4 million by $1.5 million with a corresponding decrease to goodwill due to proceeds received as a result of settlement provisions contained in purchase agreement.

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

The measurement period remains open pending the completion of valuation procedures related to the acquired tangible and intangible assets, assumed liabilities and redeemable non-controlling interests. During the third quarter of 2018, we have preliminarily estimated that the fair value of the definite-lived intangible assets including customer lists, trade names and trademarks were $135.9 million and the fair value of the property, plant and equipment increased by $26.9 million, each with a corresponding decrease to goodwill. We have made other immaterial adjustments listed below with a corresponding increase or decrease to goodwill due to new information obtained during the measurement period for amounts that existed on the acquisition date. The $159.9 million allocated to goodwill on our Consolidated Balance Sheets represents the excess of the purchase price over the preliminary values of assets acquired and liabilities assumed and is subject to revision. We are still evaluating the tax implications of this transaction.

We are still evaluating our definite-lived intangible assets of which $113.2 million relates to customer lists with a weighted average amortization period of 26 years and $22.7 million relates to trade names and trademarks with a weighted average amortization period of 9 years.

We are still evaluating our reportable segments and have preliminarily included goodwill related to this acquisition of $118.0 million in the other fresh produce segment and $41.9 million in the prepared foods segment.

We recognized $2.6 million of acquisition related costs which primarily consist of advisory, legal, accounting, valuation, other professional and consulting fees and are included in asset impairment and other charges, net. Refer to Note 4, “Asset Impairment and Other Charges, Net".

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

5.  Acquisitions (continued)

The following table summarizes the preliminary estimated fair values of the net assets acquired and liabilities assumed at the date of the acquisition:

	As Previously Reported	Adjustments	As Adjusted
Assets acquired
Current assets:
Cash and cash equivalents	$0.1	$—	$0.1
Trade accounts receivable, net of allowance	39.4	—	39.4
Other accounts receivable, net of allowance	1.2	2.8	4.0
Inventories, net	21.1	(0.2)	20.9
Prepaid expenses and other current assets	2.1	—	2.1
Total current assets	63.9	2.6	66.5

Property, plant and equipment, net	70.2	26.9	97.1
Definite-lived intangible assets, net	—	135.9	135.9
Goodwill	328.8	(168.9)	159.9
Total assets acquired	$462.9	$(3.5)	$459.4
Liabilities assumed
Current liabilities:
Accounts payable and accrued expenses	50.9	(2.0)	$48.9
Total liabilities assumed	$50.9	$(2.0)	$48.9

Less: Redeemable noncontrolling interest	39.1	—	39.1

Net assets acquired	$372.9	$(1.5)	$371.4

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

5.  Acquisitions (continued)

Our consolidated results include the following unaudited financial information of Mann Packing:

	Quarter ended September 28, 2018	Period from February 27, 2018 to September 28, 2018
Net sales	$142.5	$339.9
Net (loss) income attributable to Fresh Del Monte Produce, Inc.	$(5.2)	$(1.7)

The following unaudited pro forma combined financial information presents our results including Mann Packing as if the business combination had occurred at the beginning of fiscal year 2017:

	Quarter ended			Nine months ended
	September 28, 2018	September 29, 2017		September 28, 2018		September 29, 2017
Net sales	$1,069.5	$1,087.5		$3,527.0		$3,537.9

Net (loss) income attributable to Fresh Del Monte Produce, Inc.	$(21.5)	$15.1	(2)	$14.2	(1)	$144.9	(3)

(1)Unaudited pro forma results for the nine months ended September 28, 2018 were positively adjusted by $9.6 million consisting of $11.5 million of nonrecurring transaction related compensation benefits, advisory, legal, accounting, valuation and other professional fees, partially offset by $1.9 million of interest expense as a result of increased borrowings under our Credit Facility.

(2)Unaudited pro forma results for the quarter ended September 29, 2017 were adjusted to include $2.1 million of interest expense as a result of increased borrowings under our Credit Facility.

(3)Unaudited pro forma results for the nine months ended September 29, 2017 was adjusted to include $6.1 million of interest expense as a result of increased borrowings under our Credit Facility.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

5.  Acquisitions (continued)

The change in provisional amounts resulted in $2.3 million for the three months ended September 28, 2018 and $5.4 million for the nine months ended September 28, 2018 in additional amortization and depreciation related to definite-lived intangible assets and property, plant and equipment. The change in provisional amounts for definite-lived intangible assets resulted in amortization expense of $1.7 million for the third quarter and $4.0 million for the nine months ended September 28, 2018 included in selling, general and administrative expenses on our Consolidated Statements of Operations. The change in provisional amounts on property, plant and equipment resulted in depreciation expense of $0.6 million for the third quarter and $1.4 million for the nine months ended September 28, 2018 included in cost of products sold on our Consolidated Statements of Operations.

6.  Noncontrolling Interests

The following table reconciles shareholders’ equity attributable to noncontrolling interests (U.S. dollars in millions):

	Nine months ended
	September 28, 2018	September 29, 2017
Noncontrolling interests, beginning	$23.8	$24.6
Net income (loss) attributable to noncontrolling interests	1.6	(1.2)
Distributions (to) from noncontrolling interests	(0.4)	—
Capital contributions from noncontrolling interests	0.7	0.8
Noncontrolling interests, ending	$25.7	$24.2

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

7.  Redeemable Noncontrolling Interests

The following table reconciles redeemable noncontrolling interests (U.S. dollars in millions):

Nine months ended
September 28, 2018
Redeemable noncontrolling interests, beginning	$—
Initial measurement of redeemable noncontrolling interest due to Mann Packing acquisition	39.1
Net income attributable to redeemable noncontrolling interests	2.7
Redeemable noncontrolling interests, ending	$41.8

The Mann Packing acquisition includes a put option exercisable by the 25% shareholder of one of the acquired subsidiaries, a redeemable noncontrolling interest. At each reporting period, the redeemable noncontrolling interest is recognized at the higher of 1) the sum of the initial value and accumulated earnings or 2) the contractually-defined redemption value as of the balance sheet date. Refer to Note 5, "Acquisitions" for further discussion on the acquisition of Mann Packing.

8. Income Taxes

In connection with a current examination of the tax returns in two foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing aggregating approximately $144.1 million (including interest and penalties) for tax years 2012 through 2016.  We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities as we believe that the proposed adjustments are without technical merit. We will continue to vigorously contest the adjustments and expect to exhaust all administrative and judicial remedies necessary to resolve the matters, which could be a lengthy process.   We regularly assesses the likelihood of adverse outcomes resulting from examinations such as these to determine the adequacy of our tax reserves. Accordingly, we have not accrued any additional amounts based upon the proposed adjustments. There can be no assurance that these matters will be resolved in our favor, and an adverse outcome of either matter, or any future tax examinations involving similar assertions, could have a material effect on our financial condition, results of operations and cash flows.

On December 22, 2017, the Tax Cut and Jobs Act (the "Act") was signed into law. In accordance with Staff Accounting Bulletin (“SAB”) 118, we recognized the estimated impact of this legislation as a component of income tax expense in our audited financial statements for the year ending December 29, 2017. SAB 118 allows for a measurement period, not to extend beyond one year from the enactment date, for companies to complete their accounting for the provisions of the Act under ASC 740. As of September 28, 2018, we finalized our analysis of the impact of the Act and determined that there were no adjustments required to be recorded for the financial statement for the year ending December 29, 2017.

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

The following table details the advances to growers and suppliers including the related allowance based on their credit risk profile (U.S. dollars in millions):

	September 28, 2018		December 29, 2017
	Short-term	Long-term	Short-term	Long-term
Gross advances to growers and suppliers	$45.5	$1.0	$38.9	$1.6
Allowance for advances to growers and suppliers (past due)	(2.2)	(0.6)	(2.8)	(0.1)
Net advances to growers and suppliers	$43.3	$0.4	$36.1	$1.5

The short-term and long-term portions of the financing receivables included above are classified in the Consolidated Balance Sheets in other accounts receivable and other noncurrent assets.

The allowance for advances to growers and suppliers and the related financing receivables for the quarters and nine months ended September 28, 2018 and September 29, 2017 were as follows (U.S. dollars in millions):

	Quarter ended		Nine months ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Allowance for advances to growers and suppliers:
Balance, beginning of period	$2.8	$2.6	$2.9	$1.5
Provision for uncollectible amounts	—	0.4	0.8	1.5
Deductions to allowance related to write-offs	—	—	(0.9)	—
Balance, end of period	$2.8	$3.0	$2.8	$3.0

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

Stock-based compensation expense related to stock options, restricted stock awards ("RSAs"), restricted stock units ("RSUs") and performance stock units ("PSUs") is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and is comprised as follows (U.S. dollars in millions):

	Quarter ended		Nine months ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Stock options	$—	$0.1	$0.1	$0.4
RSUs/PSUs	1.7	2.8	7.6	8.1
RSAs	0.1	—	1.1	0.9
Total	$1.8	$2.9	$8.8	$9.4

We received proceeds from the exercise of stock-based options of $0.8 million for the nine months ended September 28, 2018 and $1.4 million for the nine months ended September 29, 2017.

Stock Option Awards

Under the 2014 Plan and prior plans, 20% of the granted options vest immediately, and the remaining granted options vest in equal installments over the next four years. Options under the 2014 Plan and prior plans may be exercised over a period not in excess of 10 years from the date of the grant. Prior plan provisions are still applicable to outstanding options and awards under those plans. There were no stock option grants for the nine months ended September 28, 2018 or September 29, 2017.

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

For RSAs awarded under the 2014 Plan, 50% of each award of our restricted stock vested on the date it was granted. The remaining 50% of each award vests upon the six-month anniversary of the date on which the recipient ceases to serve as a member of our Board of Directors. Restricted stock awarded during the nine months ended September 28, 2018 and September 29, 2017 allow directors to retain all of their awards once they cease to serve as a member of our Board of Directors and is considered a nonsubstantive service condition in accordance with the guidance provided by the ASC on “Compensation – Stock Compensation.”  Accordingly, we recognize compensation cost immediately for restricted stock awards granted to non-management members of the Board of Directors.

The following table lists RSAs awarded under the 2014 plan for the nine months ended September 28, 2018 and September 29, 2017:

Date of award	Shares of restricted stock awarded	Price per share
August 2, 2018	1,687	$49.38
January 2, 2018	21,304	46.93
January 3, 2017	14,294	61.21

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

10.  Share-Based Compensation (continued)

The following table lists the various RSUs and PSUs awarded under the 2014 Plan for the nine months ended September 28, 2018 and September 29, 2017 (U.S. dollars in millions, except share and per share data):

Date of award	Type of award	Units awarded	Price per share
June 25, 2018	RSU	2,000	$44.78
February 21, 2018	PSU	85,000	46.35
February 21, 2018	RSU	125,000	46.35
August 2, 2017	RSU	48,700	49.75
February 22, 2017	PSU	100,000	56.52
February 22, 2017	RSU	50,000	56.52

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

11.  Inventories

Inventories consisted of the following (U.S. dollars in millions):

	September 28, 2018	December 29, 2017
Finished goods	$209.1	$210.1
Raw materials and packaging supplies	173.1	165.4
Growing crops	163.6	166.3
Total inventories	$545.8	$541.8

12.  Long-Term Debt and Capital Lease Obligations

The following is a summary of long-term debt and capital lease obligations (U.S. dollars in millions):

	September 28, 2018	December 29, 2017
Senior unsecured revolving credit facility (see Credit Facility below)	$628.5	$356.2
Capital lease obligations	1.0	1.4
Total long-term debt and capital lease obligations	629.5	357.6
Less: Current portion	(0.5)	(0.6)
Long-term debt and capital lease obligations	$629.0	$357.0

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

12.  Long-Term Debt and Capital Lease Obligations (continued)

On September 27, 2018, we amended certain covenant ratios of our Credit Facility. On February 27, 2018, we exercised an option to increase the total commitments under the Credit Facility from $800 million to $1.1 billion. We capitalized $0.7 million of debt issuance costs during the nine months ended September 28, 2018 as a result of these changes to the Credit Facility. Debt issuance costs of $1.1 million are included in other noncurrent assets on our Consolidated Balance Sheets as of the nine months ended September 28, 2018.

We have a renewable 364-day, $25.0 million commercial stand-by letter of credit facility with Rabobank Nederland.

The following is a summary of the material terms of the Credit Facility and other working capital facilities at September 28, 2018 (U.S. dollars in millions):

	Term	Maturity date	Interest rate	Borrowing limit	Available borrowings
Bank of America credit facility	5 years	April 15, 2020	3.58%	$1,100.0	$466.5
Rabobank letter of credit facility	364 days	June 18, 2019	Varies	25.0	17.8
Other working capital facilities	Varies	Varies	Varies	23.4	13.2
				$1,148.4	$497.5

The current margin for LIBOR advances is 1.50%. We intend to use funds borrowed under the Credit Facility from time to time for general corporate purposes, which may include the repayment, redemption or refinancing of our existing indebtedness, working capital needs, capital expenditures, funding of possible acquisitions, possible share repurchases and satisfaction of other obligations.
The Credit Facility requires us to comply with financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers. As of September 28, 2018, we were in compliance with all of the covenants contained in the Credit Facility. The Credit Facility is unsecured and is guaranteed by certain of our subsidiaries. The Credit Facility permits borrowings under the revolving commitment with an interest rate determined based on our leverage ratio and spread over LIBOR. In addition, we pay a fee on unused commitments.

As of September 28, 2018, we applied $12.2 million to the Rabobank Nederland and Bank of America letter of credit facilities in respect of certain contingent obligations and other governmental agency guarantees combined with guarantees for purchases of raw materials and equipment and other trade related letters of credit. We also had $18.6 million in other letters of credit and bank guarantees not included in the Rabobank or Bank of America letter of credit facilities.

As of June 29, 2018 we entered into interest rate swaps in order to hedge the risk of the fluctuation on future interest payments related to our variable rate LIBOR-based borrowings from our Credit Facility. Refer to Note 17, “Derivatives”.

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

We increased the liability by $0.4 million during 2017 and 2016 and reduced the liability by $0.8 million during 2015 due to changes to the remediation work being performed related to the Kunia Well Site clean-up. We included these charges/(credits) in asset impairment and other charges, net on our Consolidated Statements of Operations. The estimates are between $13.7 million and $28.7 million. The estimate on which our accrual is based, totals $13.7 million. As of September 28, 2018, we recorded $13.4 million included in other noncurrent liabilities and $0.3 million included in accounts payable and accrued expenses in the Consolidated Balance Sheets for the Kunia Well Site clean-up, which we expect to expend in the next 12 months. We expect to expend approximately $0.3 million in 2018, $1.1 million in each year from 2019 through 2021 and $0.9 million in 2022.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

14.  Earnings (Loss) Per Share

Basic and diluted net (loss) income per ordinary share is calculated as follows (U.S. dollars in millions, except share and per share data):

	Quarter ended		Nine months ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Numerator:
Net (loss) income attributable to Fresh Del Monte Produce Inc.	$(21.5)	$11.5	$12.1	$127.1

Denominator:
Weighted average number of ordinary shares - Basic	48,570,696	49,976,752	48,701,840	50,589,103
Effect of dilutive securities - share-based employee options and awards	—	277,701	211,595	362,540
Weighted average number of ordinary shares - Diluted	48,570,696	50,254,453	48,913,435	50,951,643

Antidilutive awards (1)	620,017	180,917	313,218	180,917

Net (loss) income per ordinary share attributable to Fresh Del Monte Produce Inc.:
Basic	$(0.44)	$0.23	$0.25	$2.51
Diluted	$(0.44)	$0.23	$0.25	$2.49

(1)	Certain unvested RSUs and PSUs are not included in the calculation of net income per ordinary share because the effect would have been antidilutive.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

15.  Retirement and Other Employee Benefits

The following table sets forth the net periodic benefit costs of our defined benefit pension plans and post-retirement benefit plans (U.S. dollars in millions):

	Quarter ended		Nine months ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Service cost	$1.5	$1.4	$4.5	$4.2
Interest cost	1.6	1.6	4.8	4.7
Expected return on assets	(0.9)	(0.8)	(2.7)	(2.5)
Amortization of net actuarial loss	0.2	0.3	0.6	0.9
Net periodic benefit costs	$2.4	$2.5	$7.2	$7.3

We provide certain other retirement benefits to certain employees who are not U.S.-based and are not included above. Generally, benefits under these programs are based on an employee’s length of service and level of compensation. These programs are immaterial to our consolidated financial statements. The net periodic benefit costs related to other non-U.S.-based plans is $0.7 million for the quarter ended September 28, 2018 and $0.6 million for the quarter ended September 29, 2017. The net periodic benefit cost related to other non-U.S.-based plans is $2.0 million for the nine months ended September 28, 2018 and $2.1 million for the nine months ended September 29, 2017.

We have adopted ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost regarding the presentation of components of net periodic pension costs. Service costs are presented in the same line item in the Consolidated Statements of Operations as other compensation costs arising from services rendered by the employees during the period. With the exception of service cost, the other components of net periodic benefit costs (which include interest costs, expected return on assets, amortization of net actuarial losses) are recorded in the Consolidated Statements of Operations in other expense, net. Other net periodic benefit costs of $0.9 million for the quarter ended September 28, 2018 and $2.7 million for the nine months ended September 28, 2018 were reclassified from operating income and are included in other expense, net on the Consolidated Statements of Operations. We utilized the practical expedient provided in this ASU and did not reclassify the net periodic pension costs for the quarter and nine months ended September 29, 2017. The impact would have been $1.1 million for the quarter ended September 29, 2017 and $3.1 million for the nine months ended September 29, 2017 of other net periodic benefit costs reclassified out of operating income and included in other expense, net in the Consolidated Statements of Operations. The reclassification of amounts related to other non-U.S.-based plans is immaterial for the quarter and nine months ended September 28, 2018 and September 29, 2017.

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

Our operations are aggregated into three business segments on the basis of our products: bananas, other fresh produce and prepared food. Other fresh produce includes pineapples, melons, non-tropical fruit (including grapes, apples, citrus, blueberries, strawberries, pears, peaches, plums, nectarines, cherries and kiwis), avocados, tomatoes, fresh-cut products, other fruit and vegetables, a third-party ocean freight business, a plastic product and a box manufacturing business. Prepared food includes prepared fruit and vegetables, juices, beverages, snacks, poultry and meat products.

We evaluate performance based on several factors, of which net sales and gross profit by product are the primary financial measures (U.S. dollars in millions):

	Quarter ended
	September 28, 2018		September 29, 2017
Segments:	Net Sales	Gross Profit	Net Sales	Gross Profit
Other fresh produce	$584.9	$37.7	$468.0	$44.4
Banana	397.4	10.3	409.2	5.7
Prepared foods	87.2	4.6	75.5	8.2
Totals	$1,069.5	$52.6	$952.7	$58.3

	Nine months ended
	September 28, 2018		September 29, 2017
Segments:	Net Sales	Gross Profit	Net Sales	Gross Profit
Other fresh produce	$1,879.8	$131.3	$1,542.3	$147.8
Banana	1,308.3	86.2	1,353.8	98.8
Prepared foods	259.9	19.9	236.1	34.0
Totals	$3,448.0	$237.4	$3,132.2	$280.6

	Quarter ended		Nine months ended
Net Sales by geographic region:	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
North America	$709.3	$576.9	$2,187.5	$1,833.8
Europe	137.5	134.7	507.4	501.9
Middle East	104.2	121.3	346.1	392.0
Asia	110.1	108.3	358.6	360.0
Other	8.4	11.5	48.4	44.5
Totals	$1,069.5	$952.7	$3,448.0	$3,132.2

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

16.  Business Segment Data (continued)

Our North America region included the following Mann Packing results:

	Quarter ended		Period from February 27, 2018 to September 28, 2018
	September 28, 2018
Segments:	Net Sales	Gross Profit	Net Sales	Gross Profit
Other fresh produce	$128.7	$3.4	$307.4	$17.6
Prepared foods	13.8	2.3	32.5	6.0
Totals	$142.5	$5.7	$339.9	$23.6
Refer to Note 5, “Acquisitions”, for further discussion on the Mann Packing acquisition.

The following table indicates our net sales by product:

	Quarter ended				Nine months ended
	September 28, 2018		September 29, 2017		September 28, 2018		September 29, 2017
Segments:	Net Sales				Net Sales
Other fresh produce:
Gold pineapples	112.3	11%	119.5	13%	371.8	11%	365.2	12%
Fresh-cut produce	254.5	24%	158.8	16%	706.9	20%	468.9	15%
Non-tropical fruit	40.6	4%	38.3	4%	193.2	6%	194.7	6%
Avocados	84.7	8%	90.4	9%	263.9	8%	246.5	8%
Melons	5.2	—%	6.4	1%	90.8	3%	88.1	3%
Tomatoes	14.9	1%	16.3	2%	50.0	1%	59.8	2%
Vegetables	36.4	4%	6.5	1%	94.0	3%	20.0	1%
Other fruit, products and services	36.3	3%	31.8	3%	109.2	3%	99.1	3%
Total other fresh produce	$584.9	55%	$468.0	49%	$1,879.8	55%	$1,542.3	50%
Banana	$397.4	37%	$409.2	43%	$1,308.3	38%	$1,353.8	43%
Prepared foods	$87.2	8%	$75.5	8%	$259.9	7%	$236.1	7%
Totals	$1,069.5	100%	$952.7	100%	$3,448.0	100%	$3,132.2	100%

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

 17.  Derivative Financial Instruments (continued)

Certain of our derivative instruments contain provisions that require the current credit relationship between us and our counterparty to be maintained throughout the term of the derivative instruments. If that credit relationship changes, certain provisions could be triggered, and the counterparty could request immediate collateralization of derivative instruments in net liability position above a certain threshold. There are derivative instruments with a credit-risk-related contingent feature that are in a liability position on September 28, 2018, however they are immaterial to our financial condition and results of operation. As of September 28, 2018, no triggering event has occurred and thus we are not required to post collateral. If the credit-risk-related contingent features underlying these agreements were triggered on September 28, 2018, we would not be required to post collateral to the counterparty, because the collateralization threshold has not been met.

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

Foreign Currency Hedges

We are exposed to fluctuations in currency exchange rates against the U.S. dollar on our results of operations and financial condition, and we mitigate that exposure by entering into foreign currency forward contracts. Certain of our subsidiaries periodically enter into foreign currency forward contracts in order to hedge portions of forecasted sales or cost of sales denominated in foreign currencies, which generally mature within one year. Our foreign currency hedges were entered into for the purpose of hedging portions of our 2018 and 2019 foreign currency exposure.

The foreign currency forward contracts qualifying as cash flow hedges were designated as single-purpose cash flow hedges of forecasted cash flows.

We had the following outstanding foreign currency forward contracts as of September 28, 2018 (in millions):

Foreign currency contracts qualifying as cash flow hedges:	Notional amount
Euro	EUR	74.7
British pound	GBP	1.9
Japanese yen	JPY	230.8
Philippine peso	PHP	1.5
Korean won	KRW	6,232.5

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

Gains or losses on interest rate swaps are recorded in other comprehensive income and will be subsequently reclassified into earnings as interest expense as the interest expense on debt is recognized in earnings. At September 28, 2018, the notional value of interest rate contracts outstanding was $400 million, $200 million maturing in 2024 and the remaining $200 million maturing in 2028. Refer to Note 12, “Long-Term Debt and Capital Lease Obligations.”

The following table reflects the fair values of derivative instruments, which are designated as level 2 in the fair value hierarchy, as of September 28, 2018 and December 29, 2017 (U.S. dollars in millions):

Derivatives designated as hedging instruments (1)
	Foreign exchange contracts		Interest rate swaps		Total
Balance Sheet location:	September 28, 2018 (2)	December 29, 2017	September 28, 2018	December 29, 2017	September 28, 2018	December 29, 2017
Asset derivatives:
Prepaid expenses and other current assets	$2.8	$—	$—	$—	$2.8	$—
Other long-term receivables	—	—	2.2	—	2.2	—
Total asset derivatives	$2.8	$—	$2.2	$—	$5.0	$—

Liability derivatives:
Accounts payable and accrued expenses	$—	$1.4	$—	$—	$—	$1.4
Other long-term liabilities	—	—	—	—	—	—
Total liability derivatives	$—	$1.4	$—	$—	$—	$1.4

(1) See Note 18, "Fair Value Measurements", for fair value disclosures.
(2) We expect that $2.8 million of the net fair value of hedges recognized as a net gain in accumulated other comprehensive income ("AOCI") will be transferred to earnings during the next 12 months and the remaining net gain of $2.2 million over a period of 10 years, along with the earnings effect of the related forecasted transactions.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

17.  Derivative Financial Instruments (continued)

The following table reflects the effect of derivative instruments on the Consolidated Statements of Operations for the quarters and nine months ended September 28, 2018 and September 29, 2017 (U.S. dollars in millions):

Derivatives in effective cash flow hedging relationships	Amount of gain (loss) recognized in other comprehensive income on derivatives (effective portion)		Location of (loss) income reclassified from AOCI into income (effective portion)	Amount of (loss) income reclassified from AOCI into income (effective portion)
	Quarter ended			Quarter ended
	September 28, 2018	September 29, 2017		September 28, 2018	September 29, 2017
Foreign exchange contracts	$(0.6)	$(0.3)	Net sales	$1.9	$(1.5)
Foreign exchange contracts	—	—	Cost of products sold	(0.2)	0.1
Interest rate swaps	4.1	—	Interest expense	(0.8)	—
Total	$3.5	$(0.3)		$0.9	$(1.4)

	Nine months ended			Nine months ended
	September 28, 2018	September 29, 2017		September 28, 2018	September 29, 2017
Foreign exchange contracts	$3.5	$(6.2)	Net sales	$2.0	$0.1
Foreign exchange contracts	0.8	(0.5)	Cost of products sold	0.2	0.4
Interest rate swaps	2.1	—	Interest expense	(0.9)	—
Total	$6.4	$(6.7)		$1.3	$0.5

18.  Fair Value Measurements

We measure fair value for financial instruments, such as derivatives and equity securities, on an ongoing basis.  We measure fair value for non-financial assets when a valuation is necessary, such as for impairment of long-lived and indefinite-lived assets.  Fair value is measured in accordance with the ASC on “Fair Value Measurements and Disclosures.”  The ASC on “Fair Value Measurements and Disclosures” defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

18.  Fair Value Measurements (continued)

The following table provides a summary of the fair values of assets and liabilities measured on a recurring basis under the ASC on “Fair Value Measurements and Disclosures” (U.S. dollars in millions):

Fair value measurements
	Foreign currency forward contracts, net asset (liability)		Interest rate contracts, net asset (liability)
	September 28, 2018	December 29, 2017	September 28, 2018	December 29, 2017
Quoted prices in active markets for identical assets (Level 1)	$—	$—	$—	$—
Significant observable inputs (Level 2)	2.8	(1.4)	2.2	—
Significant unobservable inputs (Level 3)	—	—	—	—

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

18.  Fair Value Measurements (continued)

Fair Value of Non-Financial Assets

The purchase price allocation for the Mann Packing acquisition reflected in the accompanying financial statements is preliminary and is based upon estimates and assumptions that are subject to change within the measurement period. The measurement period remains open pending the completion of valuation procedures related to the acquired tangible and intangible assets and assumed liabilities. The $159.9 million allocated to goodwill represents the excess of the purchase price over the preliminary values of assets acquired and liabilities assumed and is subject to revision. The fair value of the net assets acquired are estimated using Level 3 inputs based on unobservable inputs. We primarily utilized the cost approach for the valuation of the personal and real property. For the definite-lived intangible assets including customer list intangibles and trade names and trademark were valued using an income approach methodology. Refer to Note 5, "Acquisitions" for further discussion on the acquisition of Mann Packing.

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

As of September 28, 2018, we have $31.5 million in property, plant and equipment meeting the criteria of assets held for sale included in prepaid expenses and other current assets primarily related to the discontinuance of tomato production assets including land, buildings and machinery and equipment in the United States in the other fresh produce segment. These assets are recognized at the lower of cost or fair value less cost to sell.

The Company recorded asset impairment and other charges during the quarter and nine months ended September 28, 2018, that do not fall under the scope of fair value measurement. Refer to Note 4, "Asset Impairment and Other Charges, Net".

The following is a tabular presentation of the non-recurring fair value measurements recorded during the first nine months of 2018, along with the level within the fair value hierarchy in which the fair value measurement in their entirety fall (U.S. dollars in millions):

	Fair value measurements for the nine months ended September 28, 2018

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Underutilized assets in Central America	$7.1	$—	$—	$7.1
	$7.1	$—	$—	$7.1

During the third quarter of 2018, the Company recognized $1.6 million in asset impairment and other charges, net related to certain underutilized assets in Central America. The asset impairment consisted of a write-down of $1.6 million related to assets with a carrying value of $8.7 million. We estimated the fair value of these assets of $7.1 million using the market approach. The fair value of these assets are classified as Level 3 in the fair value hierarchy due to the mix of unobservable inputs utilized.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

19.  Accumulated Other Comprehensive (Loss) Income

The following table includes the changes in accumulated other comprehensive (loss) income attributable to U.S. by component under the ASC on “Comprehensive Income” (U.S. dollars in millions):

	Changes in accumulated other comprehensive (loss) income by component (1)
	Nine months ended September 28, 2018
	Changes in fair value of effective cash flow hedges	Foreign currency translation adjustment		Retirement benefit adjustment	Total

Balance at December 29, 2017	$(1.4)	$(6.7)		$(22.5)	$(30.6)
Other comprehensive income (loss)
before reclassifications	7.7	(5.5)	(2)	0.4	2.6
Amounts reclassified from accumulated
other comprehensive (loss) income	(1.3)	—		0.6	(0.7)
Net current period other comprehensive
income (loss)	6.4	(5.5)		1.0	1.9
Balance at September 28, 2018	$5.0	$(12.2)		$(21.5)	$(28.7)

	Nine months ended September 29, 2017
Balance at December 30, 2016	$5.4	$(25.4)		$(24.2)	$(44.2)
Other comprehensive (loss) income
before reclassifications	(6.2)	15.1	(2)	(0.5)	8.4
Amounts reclassified from accumulated
other comprehensive (loss) income	(0.5)	—		0.9	0.4
Net current period other comprehensive
(loss) income	(6.7)	15.1		0.4	8.8
Balance at September 29, 2017	$(1.3)	$(10.3)		$(23.8)	$(35.4)

(1) All amounts are net of tax and noncontrolling interest.
(2) Includes a loss of $1.2 million for the nine months ended September 28, 2018 and a gain of $5.3 million for the nine months ended September 29, 2017 on intra-entity foreign currency transactions that are of a long-term-investment nature; there was less than $0.1 million gain for the nine months ended September 28, 2018 and there was less than $0.1 million loss for the nine months ended September 29, 2017 related to noncontrolling interest.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

19.  Accumulated Other Comprehensive (Loss) Income (continued)

The following table includes details about amounts reclassified from accumulated other comprehensive (loss) income by component
(U.S. dollars in millions):

	Amount reclassified from accumulated other comprehensive (loss) income
	September 28, 2018		September 29, 2017
Details about accumulated other comprehensive (loss) income components	Quarter ended	Nine months ended	Quarter ended	Nine months ended	Affected line item in the statement where net income is present
Changes in fair value of effective cash flow hedges:
Foreign currency cash flow hedges	$(1.9)	$(2.0)	$1.5	$(0.1)	Net sales
Foreign currency cash flow hedges	0.2	(0.2)	(0.1)	(0.4)	Cost of products sold
Interest rate swaps	0.8	0.9	—	—	Interest expense
Total	$(0.9)	$(1.3)	$1.4	$(0.5)

Amortization of retirement benefits:
Actuarial losses	$—	$—	$0.1	$0.3	Cost of products sold
Actuarial losses	—	—	0.2	0.6	Selling, general and administrative expenses
Actuarial losses (1)	0.2	0.6	—	—	Other expense, net
Total	$0.2	$0.6	$0.3	$0.9
(1) Refer to Note 15, "Retirement and Other Employee Benefits" for additional information on reclassification of certain net periodic pension costs due to adoption of ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost regarding the presentation of components of net periodic pension costs.

20.  Shareholders’ Equity

Our shareholders have authorized 50,000,000 preferred shares at $0.01 par value, of which none are issued or outstanding at September 28, 2018, and 200,000,000 ordinary shares of common stock at $0.01 par value, of which 48,375,971 are issued and outstanding at September 28, 2018.

Ordinary share activity is summarized as follows:

	Nine months ended
	September 28, 2018	September 29, 2017
Ordinary shares issued (retired) as a result of:
Stock option exercises	38,500	51,500
Restricted stock grants	22,991	14,294
Restricted and performance stock units	285,531	248,935
Ordinary shares repurchased and retired	(730,532)	(1,834,724)

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

20.  Shareholders’ Equity (continued)

On February 21, 2018, our Board of Directors approved a three-year stock repurchase program of up to $300 million of our ordinary shares. We have repurchased $19.6 million of ordinary shares, or 512,300 ordinary shares, under the aforementioned repurchase program and retired all the repurchased shares. As of September 28, 2018, we have a maximum dollar value of $280.4 million that we can purchase under the approved stock repurchase program.

Subsequent to the quarter ended September 28, 2018, there were no ordinary share repurchases.

Dividend activity is summarized as follows:

Nine months ended
September 28, 2018		September 29, 2017
Dividend Date	Cash Dividend Declared, per Ordinary Share	Dividend Date	Cash Dividend Declared, per Ordinary Share
September 7, 2018	$0.150	September 8, 2017	$0.150
June 1, 2018	$0.150	June 2, 2017	$0.150
March 30, 2018	$0.150	March 31, 2017	$0.150

We paid $21.8 million in dividends in the nine months ended September 28, 2018 and $22.7 million in dividends in the nine months ended September 29, 2017.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are one of the world’s leading vertically integrated producers, marketers and distributors of high-quality fresh and fresh-cut fruit and vegetables, as well as a leading producer and marketer of prepared fruit and vegetables, juices, beverages and snacks in Europe, Africa and the Middle East. We market our products worldwide under the DEL MONTE® brand, a symbol of product innovation, quality, freshness and reliability since 1892. Our global sourcing and logistics system allows us to provide regular delivery of consistently high-quality produce and value-added services to our customers. Our major producing operations are located in North, Central and South America, Asia and Africa. Production operations are aggregated on the basis of our products: bananas, other fresh produce and prepared foods.  Other fresh produce includes pineapples, melons, tomatoes, non-tropical fruit (including grapes, apples, citrus, blueberries, strawberries, pears, peaches, plums, nectarines, cherries and kiwis), avocados, tomatoes, fresh-cut products, other fruit and vegetables, a third-party ocean freight business, a plastic product and a box manufacturing business. Prepared food includes prepared fruit and vegetables, juices, other beverages, snacks, poultry and meat products.

Liquidity and Capital Resources

Net cash provided by operating activities was $270.6 million for the first nine months of 2018 compared with net cash provided by operating activities of $184.2 million for the first nine months of 2017, an increase of $86.4 million. The increase in net cash provided by operating activities was principally attributable to higher accounts payable and accrued expenses primarily as a result of improved cash management combined with other changes in operating assets and liabilities.

Working capital was $530.7 million at September 28, 2018 compared with $626.0 million at December 29, 2017, a decrease of $95.3 million. The decrease in working capital was principally due to higher levels of accounts payable and accrued expenses, partially offset by higher other accounts receivable, and prepaid expenses and other current assets. The increase in accounts payable and accrued expenses was primarily due to the Mann Packing Co. Inc. and subsidiaries ("Mann Packing") acquisition combined with improved cash management. The increase in other accounts receivable was primarily due to higher levels of advances to suppliers. The increase in prepaid expenses and other current assets was due to $31.5 million in assets held for sale related to excess land in North America combined with higher prepaid taxes in the United States.

Net cash used in investing activities for the first nine months of 2018 was $486.0 million compared with $98.8 million for the first nine months of 2017. Net cash used in investing activities for the first nine months of 2018 consisted of capital expenditures of $119.1 million, purchase of businesses of $371.8 million and investments in unconsolidated companies of $4.2 million, partially offset by proceeds from sales of property, plant and equipment of $9.1 million. Capital expenditures for the first nine months of 2018 consisted primarily of $35.4 million of initial payments for the building of five new refrigerated container ships; $23.4 million for the expansion and improvements of production facilities in California related to the newly acquired Mann Packing operation and $19.1 million for expansion and improvements to our banana operations in Central America and the Philippines. The remaining capital expenditures of $41.2 million was related to expansion and improvements of our distribution and fresh-cut fruit and vegetable facilities in North America related to the other fresh produce and banana segments; expansion and improvements to our production operations in Costa Rica, Chile and Jordan related to the other fresh produce segment; and expansion and improvements to our production facilities in the Middle East and Europe related to the prepared food and other fresh produce segments. Investments in unconsolidated companies is comprised of a 10% equity interest in Three Limes, Inc., d/b/a The Purple Carrot, a privately-held company providing plant-based meal kits in North America ("Purple Carrot"). Purchase of a business relates to the purchase of Mann Packing and an herb farm in Jordan. Proceeds from sale of property, plant and equipment for the first nine months of 2018 consisted primarily of the sale of surplus land in the United Kingdom and other surplus equipment.

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

On February 26, 2018, we acquired Mann Packing by purchasing all of its outstanding capital stock for an aggregate consideration of $371.4 million, net of cash received. This acquisition was funded by a three-day promissory note of $229.7 million, entered into at the seller's request, and cash of $143.2 million. The three-day promissory note was settled with cash on hand and borrowings under our credit facility. Mann Packing is an award-winning innovator and leading grower, processor and supplier of a broad variety of fresh and value-added vegetable products in North America with annual sales of $535.8 million in 2017. Mann Packing's strength in the vegetable category, one of the fastest growing fresh food segments, is allowing us to diversify our business, leverage our distribution network, infrastructure and increase our market reach. In addition, this transaction is expected to provide us with the following synergies:

•	Acceleration of expansion strategy at Mann Packing's key retailers and channels;

•	Improvement of our access to key retailers and food service distribution;

•
Development of a forward distribution model to offer just-in-time delivery services nationwide by leveraging our North America distribution infrastructure to significantly broaden national coverage for our value-added vegetable products;

•
Procurement savings by leveraging product sourcing in North America and lower cost sourcing opportunities using our infrastructure in Central America. In addition to enhanced packaging, materials, equipment and other consolidated component savings;

•	Expansion of Mann Packing's production capacity in the United States by leveraging our existing facilities to improve Mann Packing's reach; and

•	Marketing and overhead synergies resulting from opportunities to pursue co-branding and better pricing potential utilizing the DEL MONTE® brand.

On May 7, 2018, we acquired a 10% equity interest in Purple Carrot for $4.2 million. Our investment was funded using operating cash flows and available borrowings under our Credit Facility (as defined below). This investment builds on our commitment to seize growth opportunities that will further diversify our business, leverage our distribution network and infrastructure, and provide healthful, fresh fruit and vegetable offerings in as many channels as possible.

In June 2018, we acquired a 70% interest in an herb farm in Jordan for $1.7 million as part of our diversification strategy. This acquisition was funded using operating cash flows and available borrowings under our Credit Facility.

Net cash provided by financing activities for the first nine months of 2018 was $215.4 million compared with net cash used in financing activities of $75.5 million for the first nine months of 2017. Net cash provided by financing activities for the first nine months of 2018 consisted of net borrowings on long-term debt of $269.6 million and proceeds from stock options exercised of $0.8 million, partially offset by distributions to noncontrolling interest, net, of $2.4 million, share-based awards settled in cash for taxes of $1.4 million, dividends paid of $21.8 million and repurchase and retirement of ordinary shares of $29.4 million.

Net cash used in financing activities for the first nine months of 2017 consisted of repurchase and retirement of ordinary shares of $96.3 million, dividends paid of $22.7 million, stock-based awards settled in cash for taxes of $5.6 million and distributions to noncontrolling interest, net, of $4.0 million, partially offset by net repayments on long-term debt of $51.7 million and proceeds from stock options exercised of $1.4 million.

On April 16, 2015, we entered into a five-year, $800.0 million syndicated senior unsecured revolving credit facility maturing on April 15, 2020 (the "Credit Facility") with Bank of America, N.A. as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Inc. as sole lead arranger and sole book manager. Borrowings under the Credit Facility bear interest at a spread over the London Interbank Offer Rate ("LIBOR") that varies with our leverage ratio. The margin for LIBOR advances under the Credit Facility currently is 1.50%. The Credit Facility also includes a swing line facility, a letter of credit facility and a feature which allowed, with bank approval, an increase in availability of up to an additional $300.0 million. On February 27, 2018, we exercised this option and increased the revolving borrowing capacity of the Credit Facility from $800.0 million to $1.1 billion. On September 27, 2018, we amended certain covenant ratios of our Credit Facility. All other terms of the Credit Facility substantially remained the same. During the first nine months of 2018, we entered into interest rate swaps in order to hedge the risk of the fluctuation on future interest payments related to our variable rate LIBOR-based borrowings from our Credit Facility.

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

At September 28, 2018, we had $628.5 million outstanding under the Credit Facility bearing interest at a per annum rate of 3.58%.  In addition, we pay a fee on unused commitments under the Credit Facility.

The Credit Facility is unsecured as long as we maintain a certain leverage ratio and also requires us to comply with certain financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers. As of September 28, 2018, we were in compliance with all of the financial and other covenants contained in the Credit Facility.

At September 28, 2018, we had $497.5 million available under committed working capital facilities, primarily under the Credit Facility.  At September 28, 2018, we had applied $12.2 million to the Rabobank and Bank of America letter of credit facilities, in respect of certain contingent obligations and other governmental agencies and purchases of equipment and raw material guarantees and other trade related letters of credit.  We also had $18.6 million in other letters of credit and bank guarantees not included in the Rabobank or Bank of America letter of credit facilities.

As of September 28, 2018, we had $629.5 million of long-term debt and capital lease obligations, including the current portion, consisting of $628.5 million outstanding under the Credit Facility and $1.0 million of capital lease obligations.

Based on our operating plan combined with our available borrowing capacity under our Credit Facility, we believe we will have sufficient resources to meet our cash obligations for the foreseeable future.

As of September 28, 2018, we had cash and cash equivalents of $22.5 million.

During December 2017 and during the first nine months of 2018, we entered into definitive agreements for the building of six new refrigerated container ships for approximately $173.2 million. The agreements require payments of approximately $36 million in 2018, $31.5 million in 2019, $85.1 million in 2020 and $20.6 million in 2021. This shipbuilding program will replace our entire U.S. east coast fleet of vessels. We expect to fund these capital expenditures through operating cash flows and bank borrowings.

During the first nine months of 2018, we paid approximately $2.7 million in termination benefits related to Chilean and Philippine restructuring and $0.3 million in contract termination for the closure of distribution centers in Europe in previous periods. We expect additional payments related to Philippine restructuring within a range of $0.5 million to $1.0 million for termination benefits and contract termination costs within the next 12 months.

In connection with a current examination of the tax returns in two foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing aggregating approximately $144.1 million (including interest and penalties) for tax years 2012 through 2016. We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities as we believe that the proposed adjustments are without technical merit.  We will continue to vigorously contest the adjustments and expect to exhaust all administrative and judicial remedies necessary to resolve the matters, which could be a lengthy process. We regularly assesses the likelihood of adverse outcomes resulting from examinations such as these to determine the adequacy of its tax reserves.  Accordingly, we have not accrued any additional amounts based upon the proposed adjustments.  There can be no assurance that these matters will be resolved in our favor, and an adverse outcome of either matter, or any future tax examinations involving similar assertions, could have a material effect on our financial condition, results of operations and cash flows.

On December 22, 2017, the Tax Cut and Jobs Act (the “Act”) was signed into law. In accordance with Staff Accounting Bulletin (“SAB”) 118, we recognized the estimated impact of this legislation as a component of income tax expense in our audited financial statements for the year ending December 29, 2017. SAB 118 allows for a measurement period, not to extend beyond one year from the enactment date, for companies to complete their accounting for the provisions of the Act under ASC 740. As of September 28, 2018, we finalized our analysis of the impact of the Act and determined that there were no adjustments required to be recorded for the financial statement for the year ending December 29, 2017.

The fair value of our interest rate swaps and foreign currency cash flow hedges changed from a liability of $1.4 million as of December 29, 2017, to an asset of $5.0 million as of September 28, 2018. We expect that a net gain of $2.8 million will be transferred to earnings during the next 12 months and the remaining net gain of $2.2 million over a period of 10 years, along with the earnings effect of the related forecasted transactions.

Results of Operations

The following tables present for each of the periods indicated (i) net sales by geographic region and (ii) net sales and gross profit by product category, and in each case, the percentage of the total represented thereby (U.S. dollars in millions, except percent data):

Net sales by geographic region:

	Quarter ended				Nine months ended
	September 28, 2018		September 29, 2017		September 28, 2018		September 29, 2017
North America	$709.3	66%	$576.9	61%	$2,187.5	63%	$1,833.8	59%
Europe	137.5	13%	134.7	14%	507.4	15%	501.9	16%
Middle East	104.2	10%	121.3	13%	346.1	10%	392.0	13%
Asia	110.1	10%	108.3	11%	358.6	10%	360.0	11%
Other	8.4	1%	11.5	1%	48.4	2%	44.5	1%
Totals	$1,069.5	100%	$952.7	100%	$3,448.0	100%	$3,132.2	100%

Product net sales and gross profit:

	Quarter ended
	September 28, 2018				September 29, 2017
	Net Sales		Gross Profit		Net Sales		Gross Profit
Other fresh produce	$584.9	55%	$37.7	72%	$468.0	49%	$44.4	76%
Banana	397.4	37%	10.3	19%	409.2	43%	5.7	10%
Prepared foods	87.2	8%	4.6	9%	75.5	8%	8.2	14%
Totals	$1,069.5	100%	$52.6	100%	$952.7	100%	$58.3	100%

	Nine months ended
	September 28, 2018				September 29, 2017
	Net Sales		Gross Profit		Net Sales		Gross Profit
Other fresh produce	$1,879.8	55%	$131.3	55%	$1,542.3	49%	$147.8	53%
Banana	1,308.3	38%	86.2	36%	1,353.8	43%	98.8	35%
Prepared foods	259.9	7%	19.9	9%	236.1	8%	34.0	12%
Totals	$3,448.0	100%	$237.4	100%	$3,132.2	100%	$280.6	100%

Third Quarter 2018 Compared with Third Quarter of 2017

Net Sales. Net sales for the third quarter of 2018 were $1,069.5 million compared with $952.7 million for the third quarter of 2017. The increase in net sales of $116.8 million was principally attributable to higher net sales in our other fresh produce and prepared food business segments, partially offset by lower net sales in our banana segment. The Mann Packing business, which we acquired during the first quarter of 2018 and operates in the other fresh produce and prepared food business segments, contributed $142.5 million in net sales during the third quarter of 2018.

•
Net sales in the other fresh produce segment increased $116.9 million, principally as a result of higher net sales of fresh-cut products and vegetables, partially offset by lower net sales of pineapples and avocados. The acquisition of Mann Packing contributed $128.7 million of the net sales of other fresh produce during the third quarter of 2018.

◦
Net sales of fresh-cut products increased principally due to the sales of Mann Packing products in North America. Also contributing to the increase were higher sale volumes in Europe, the Middle East and Asia, primarily attributable to strong customer demand.

◦	Net sales of vegetables increased due to the sale of Mann Packing vegetable products in North America.

◦
Net sales of pineapples decreased primarily due to lower per unit sales price in North America and Europe as a result of high industry supplies early in the quarter. Partially offsetting this decrease were higher sales volumes in Europe. Worldwide pineapple sales volume remained relatively flat during the third quarter.

◦
Net sales of avocados decreased due to lower per unit sales prices in North America principally due to high industry supplies. Our North America avocado sales volume increased 37% during the third quarter.

•
Net sales in the prepared food segment increased $11.7 million principally due to sales of Mann Packing prepared food products in North America. Partially offsetting this increase were lower net sales of canned pineapple products in Europe as a result of high industry volumes sourced from Asia combined with lower net sales in our Jordanian poultry business due to increased competition.

•
Net sales of bananas decreased by $11.8 million principally due to lower net sales in the Middle East and Europe, partially offset by higher net sales in North America and Asia. Worldwide banana sales volume decreased 6%.

◦
Middle East banana net sales decreased due to lower sales volumes as a result of reduced supplies from the Philippines due to reduced sales to Iran and Iraq as a result of the political situation in those markets. Partially offsetting these decreases were higher per unit sales price.

◦	Europe banana net sales decreased slightly due to lower sales volumes, partially offset by higher per unit sales prices. Favorable exchange rates contributed to the higher per unit sales prices.

◦	North America banana net sales increased as a result of higher per unit sales prices, partially offset by lower sales volume.

◦	Asia banana net sales increased due to higher sales volumes, partially offset by lower per unit sales prices.

Cost of Products Sold.  Cost of products sold was $1,016.9 million for the third quarter of 2018 compared with $894.4 million for the third quarter of 2017, an increase of $122.5 million.  The increase was primarily attributable to cost of product sold related to the Mann Packing acquisition combined with higher distribution costs principally in North America and Europe as a result of increased trucking rates attributable to limited availability of resources and higher fuel costs.

Gross Profit. Gross profit was $52.6 million for the third quarter of 2018 compared with $58.3 million for the third quarter of 2017, a decrease of $5.7 million.  This decrease was attributable to lower gross profit in our other fresh produce and prepared food business segments, partially offset by higher gross profit in our banana segment.

•
Gross profit in the other fresh produce segment decreased $6.7 million principally due to lower gross profit on pineapples and avocados, partially offset by higher gross profit on fresh-cut products and non-tropical fruit.

◦
Gross profit on pineapples decreased principally due to lower per unit sales prices in North America and Europe primarily as a result of higher industry volumes. Also contributing to the decrease in gross profit were higher costs, principally higher distribution costs in North America, Europe and the Middle East and higher ocean freight costs in North America, the Middle East and Asia. In addition we incurred higher fruit cost in Costa Rica due to lower yields. Worldwide pineapple per unit sale prices decreased 6% and per unit costs increased 9%.

◦
Gross profit on avocados decreased due to lower per unit sales price primarily as a result of higher industry supplies. Partially offsetting this decrease were higher sales volumes and lower fruit costs.

◦	Gross profit on non-tropical fruit increased principally due to lower per unit cost and higher sales volumes of grapes and lower fruit cost and higher selling prices of apples.

•
Gross profit in the prepared food segment decreased by $3.6 million principally due to lower selling prices in our Jordanian poultry business primarily due to increased competition and an over-supply in the market along with higher distribution costs. Also contributing to the decrease in gross profit were lower sales prices on industrial pineapple products as a result of excess industry supply and lower sales volumes and per unit sales price of canned pineapple products primarily due to lower demand. Partially offsetting these decreases was the gross profit from Mann Packing prepared vegetable products.

•
Gross profit in the banana segment increased $4.6 million primarily due to higher per unit selling prices in Europe principally due to improved customer demand and favorable exchange rates and higher per unit selling prices in the Middle East primarily a result of lower volumes from the Philippines. Partially offsetting these increases were higher ocean freight and distribution costs in North America. Worldwide banana per unit sale prices increased 3% and per unit costs increased 2%.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $8.2 million from $41.2 million in the third quarter of 2017 to $49.4 million for the third quarter of 2018. The increase was principally due to higher selling, marketing and administrative expenses in North America as a result of the Mann Packing acquisition. The amortization of intangible assets related to the Mann Packing acquisition contributed approximately $4.0 million of the increase in selling, general and administrative expense during the third quarter.

Gain on Disposal of Property, Plant and Equipment, Net. There was no gain on disposal of property, plant and equipment, net, during the third quarter of 2018. The gain on disposal of property, plant and equipment, net, of $0.3 million during the third quarter of 2017 was principally related to the sale of surplus shipping equipment and other surplus equipment.

Asset Impairment and Other Charges, Net. Asset impairment and other charges, net, was $14.5 million during the third quarter of 2018, as compared with $0.7 million during the third quarter of 2017.

Asset impairment and other charges, net, for the third quarter of 2018 were:

•	$12.1 million in asset impairment charges and severance expense related to our decision to abandon certain low-yield areas in our banana operations in the Philippines;

•	$0.8 million in severance expense related to restructuring as a result of cost reduction initiatives in our Chilean non-tropical fruit operation; and

•	$1.6 million in asset impairment charges related to underutilized assets in Central America in the banana and other fresh produce segments.

Asset impairment and other charges, net, for the third quarter of 2017 related to flood damage in our Chile non-tropical fruit operation.

Operating (Loss) Income.  Operating (loss) income for the third quarter of 2018 decreased by $28.0 million from income of $16.7 million in the third quarter of 2017 to a loss of $(11.3) million for the third quarter of 2018.  This decrease was due to lower gross profit, higher selling, general and administrative expenses, lower gain on disposal of property, plant and equipment and higher asset impairment and other charges, net.

Interest Expense.  Interest expense was $7.0 million for the third quarter of 2018 as compared with $1.4 million for the third quarter of 2017. The increase was due to higher average loan balances as a result of the Mann Packing acquisition and higher interest rates.

Other Expense, Net.  Other expense, net, was $2.4 million for the third quarter of 2018 as compared with $1.0 million for the third quarter of 2017. The change in other expense, net, of $1.4 million was principally attributable to pension costs reclassified from operating expenses during the third quarter of 2018 as compared with the third quarter of 2017.

Provision for Income Taxes. Provision for income taxes was $0.7 million for the third quarter of 2018 compared to $4.2 million for the third quarter of 2017. The decrease in the provision for income taxes of $3.5 million is primarily due to lower earnings.

First Nine Months of 2018 Compared with First Nine Months of 2017
Net Sales. Net sales for the first nine months of 2018 were $3,448.0 million compared with $3,132.2 million for the first nine months of 2017. The increase in net sales of $315.8 million was due to higher net sales in our other fresh produce and prepared food segments, partially offset by lower net sales in the banana segment. The Mann Packing business, which we acquired during the first quarter of 2018, operates in the other fresh produce and prepared food business segments, contributed $339.9 million in net sales during the first nine months of 2018.

•
Net sales in the other fresh produce segment increased $337.5 million principally as a result of higher net sales of fresh-cut products, vegetables, avocados and pineapples, partially offset by lower net sales of tomatoes.

◦
Net sales of fresh-cut products increased primarily due to the sales of Mann Packing products in North America. Also contributing to the increase were higher sales prices and volumes in Europe and Asia, which were mostly attributable to favorable exchange rates and improved customer demand. Worldwide fresh-cut products sales volume increased 77%.

◦	Net sales of vegetables increased due to the sale of Mann Packing vegetable products in North America such as broccoli, cauliflower and lettuce.

◦
Net sales of avocados increased due to higher sales volumes in North America principally as a result of higher customer demand, partially offset by lower per unit sales prices due to high industry supplies.

◦
Net sales of pineapples increased primarily due to higher sales volumes in Europe principally as a result of higher customer demand combined with favorable exchange rates. Partially offsetting this increase were high industry volumes in North America and unfavorable market conditions in the Middle East which resulted in lower per unit sales prices. Worldwide pineapple sales volume increased 9%.

◦	Net sales of tomatoes decreased due to the discontinuance of our tomato growing operation in North America.

•
Net sales in the prepared food segment increased $23.8 million principally due to sales of Mann Packing prepared food products in North America combined with higher net sales of canned deciduous products in Europe and beverage products in the Middle East, primarily the result of improved customer demand. Partially offsetting these increases were lower net sales of canned pineapple products and lower pricing on industrial products principally due to lower demand and high industry supplies.

•
Net sales of bananas decreased by $45.5 million principally due to lower net sales in the Middle East, Asia and Europe, partially offset by higher net sales in North America. Worldwide banana sales volume decreased 6%.

◦
Middle East banana net sales decreased due to lower sales volumes as a result of reduced supplies from the Philippines due to reduced sales to Iran and Iraq as a result of the political situation in those markets. Partially offsetting these decreases were higher per unit sales price.

◦	Asia banana net sales decreased due to lower supplies from the Philippines, partially offset by higher per unit sales price.

◦	Europe banana net sales decreased due to lower sales volumes, partially offset by higher per unit sales prices principally the result of favorable exchange rates.

◦	North America banana net sales increased as a result of higher per unit sale prices.

Cost of Products Sold. Cost of products sold was $3,210.6 million for the first nine months of 2018 compared with $2,851.6 million for the first nine months of 2017, an increase of $359.0 million. The increase was primarily attributable to $316.3 million of cost of products sold related to the Mann Packing acquisition combined with higher distribution costs principally in North America and Europe as a result of increased trucking rates attributable to limited availability of resources and higher fuel costs. Also contributing to the decrease in cost of products sold were higher container shipping rates in the Middle East and Asia and higher fruit cost for non-tropical fruit in Chile.
Gross Profit. Gross profit was $237.4 million for the first nine months of 2018 compared with $280.6 million for the first nine months of 2017, a decrease of $43.2 million This decrease was attributable to lower gross profit in all of our business segments.

•
Gross profit in the banana segment decreased by $12.5 million principally due to higher distribution costs in North America, Europe and the Middle East, higher ocean freight costs in North America, the Middle East and Asia and lower sales volumes in all markets. Partially offsetting these decreases were higher per unit sales prices in all markets. Worldwide banana per unit sales prices increased 3% and per unit cost increased 4%.

•
Gross profit in the prepared food segment decreased by $14.1 million due to lower pricing on industrial products and lower sales volumes on canned pineapples primarily as a result of industry oversupply and low demand. Partially offsetting these decreases was the gross profit from prepared vegetables and prepared meals related to the Mann Packing acquisition.

•
Gross profit in the other fresh produce segment decreased $16.6 million principally due to lower gross profit on pineapples, tomatoes and melons, partially offset by higher gross profit on fresh-cut products and non-tropical fruit.

◦
Gross profit on pineapples decreased principally due to lower per unit sales prices in North America and the Middle East primarily as a result of higher industry volumes. Also contributing to the decrease in gross profit were higher fruit cost in Costa Rica, higher distribution costs in all regions and higher ocean freight costs in North America, the Middle East and Asia. Worldwide pineapple per unit sale prices decreased 7% and per unit costs increased 6%.

◦	Gross profit on tomatoes decreased principally due to lower sales volumes as a result of the discontinuance of our U.S. growing operations during the year combined with higher costs.

◦	Gross profit on melons decreased primarily due to higher fruit and distribution cost combined with lower per unit sales price in North America.

◦
Gross profit on fresh-cut products increased due to the Mann Packing acquisition combined with lower fruit cost in North America, higher sales volumes and sales prices in Asia and Europe principally as a result of strong customer demand and favorable exchange rates. Partially offsetting these increases were lower selling prices in the Middle East.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $16.9 million from $131.0 million for the first nine months of 2017 to $147.9 million for the first nine months of 2018. The increase was due to higher selling, marketing and administrative expenses in North America principally as a result of the Mann Packing acquisition combined with unfavorable exchange rates in Europe. Partially offsetting these increases were lower executive compensation and legal expenses.
Gain on Disposal of Property, Plant and Equipment, Net. The gain on disposal of property, plant and equipment, net, was $5.9 million during the first nine months of 2018 and primarily related to the sale of surplus land in the United Kingdom, partially offset by the disposal of non-tropical plants in Chile due to varietal changes. During the first nine months of 2017, the gain on disposal of property, plant and equipment of $1.2 million consisted primarily of the sales of surplus shipping equipment and other surplus equipment.

Asset Impairment and Other Charges, Net. Asset impairment and other charges were $36.4 million during the first nine months of 2018 as compared with $0.7 million during the first nine months of 2017.
Asset impairments and other charges (credits), net, for the first nine months of 2018 were:

•	$30.3 million in asset impairment charges related to our decision to abandon certain low-yield areas in our banana operations in the Philippines;

•	$2.9 million in acquisition-related expenses:

•	$2.5 million in severance expense related to restructuring as a result of cost reduction initiatives in our Chilean non-tropical fruit operation;

•	$1.6 million in asset impairment charges related to underutilized assets in Central America in the banana and other fresh produce segments; and

•	a credit of $(0.9) million related to insurance proceeds due to damage from inclement weather in one of our California facilities related to the other fresh produce segment.

Asset impairments and other charges (credits), net, for the first nine months of 2017 were:

•	$0.8 million related to flood damage in our Philippines banana operation;

•	$0.6 million in asset impairment charges related to underutilized assets in Central America in the banana segment;

•	$0.8 million related to flood damage in our Chilean non-tropical fruit operation;

•	a credit of $(2.2) million of insurance proceeds related to previously announced flood damage in our Chile non-tropical fruit operation; and

•	$0.7 million related to flood damage in our Chile non-tropical fruit operation.

Operating (Loss) Income. Operating income decreased by $91.1 million from $150.1 million in the first nine months of 2017 to $59.0 million for the first nine months of 2018. The decrease in operating income was due to lower gross profit, higher selling, general and administrative expenses and higher asset impairment and other charges, net, partially offset by higher gain on disposal of property, plant and equipment, net.
Interest Expense. Interest expense increased by $12.4 million from $4.4 million for the first nine months of 2017 to $16.8 million for the first nine months of 2018 principally due to higher average debt balances as a result of the Mann Packing acquisition combined with higher interest rates.
Other Expense , Net. Other expense, net, was $13.1 million for the first nine months of 2018 as compared with $1.6 million for the first nine months of 2017. The change in other expense, net, of $11.5 million was principally attributable to higher foreign exchange losses and pension costs reclassified from operating expenses during the first nine months of 2018 as compared with the first nine months of 2017.

Provision for Income Taxes. Provision for income taxes was $13.4 million for the first nine months of 2018 as compared with $18.9 million for the first nine months of 2017. The decrease in the provision for income taxes of $5.5 million is primarily due to lower earnings.
Fair Value Measurements

The purchase price accounting for the Mann Packing acquisition reflected in the accompanying financial statements is preliminary and is based upon estimates and assumptions that are subject to change within the measurement period. The measurement period remains open pending the completion of valuation procedures related to the acquired tangible and intangible assets and assumed liabilities. The $159.9 million allocated to goodwill represents the excess of the purchase price over the preliminary values of assets acquired and liabilities assumed and is subject to revision. The fair value of the net assets acquired are estimated using Level 3 inputs based on unobservable inputs. Refer to Note 5, "Acquisitions", in our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion on the acquisition of Mann Packing.

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

Item 4.        Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 28, 2018. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the quarter ended September 28, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the quarter ended March 30, 2018, we acquired Mann Packing and are in the process of integrating the acquired business into our overall internal control over financial reporting process. We expect to exclude Mann Packing from the assessment of internal control over financial reporting as of December 28, 2018.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our purchases of ordinary shares during the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
July 1, 2018 through July 31, 2018	—	$—	—	$300,000,000
August 1, 2018 through August 31, 2018	512,300	$38.34	512,300	$280,358,418
September 1, 2018 through September 28, 2018	—	$—	—	$280,358,418
Total	512,300	$38.34	512,300	$280,358,418

(1)	For the quarter ended September 28, 2018, we purchased and retired 512,300 of our ordinary shares.

(2)	On February 21, 2018, our Board of Directors approved a three-year stock repurchase program of up to $300 million of our ordinary shares.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 6.        Exhibits

10.1**
Amendment No. 2 to Amended and Restated Credit Agreement, by and among Fresh Del Monte Produce Inc., certain subsidiaries party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.

10.2
Amendment No. 3 to Amended and Restated Credit Agreement, dated as of September 27, 2018, by and among Fresh Del Monte Produce Inc., certain subsidiaries party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on September 28, 2018).

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

***
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 28, 2018 and December 29, 2017, (ii) Consolidated Statements of Operations for the quarters and nine months ended September 28, 2018 and September 29, 2017, (iii) Consolidated Statements of Comprehensive (Loss) Income for the quarters and nine months ended September 28, 2018 and September 29, 2017, (iv) Consolidated Statement of Cash Flows for the nine months ended September 28, 2018 and September 29, 2017 and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fresh Del Monte Produce Inc.

Date:	October 30, 2018	By:	/s/ Youssef Zakharia
Youssef Zakharia
President & Chief Operating Officer

		By:	/s/ Richard Contreras
Richard Contreras
Senior Vice President & Chief Financial Officer