Form 10-K
period 2018-12-28
FRESH DEL MONTE PRODUCE INC
filed 2019-02-19
CIK 1047340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2018

 OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 333-07708

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

The aggregate market value of Ordinary Shares held by non-affiliates at June 29, 2018, the last business day of the registrant’s most recently completed second quarter, was $1,368,690,093 based on the number of shares held by non-affiliates of the registrant and the reported closing price of Ordinary Shares on June 29, 2018 of $44.55.

As of February 8, 2019, there were 48,486,637 ordinary shares of Fresh Del Monte Produce Inc. issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the 2019 Annual General Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year are incorporated by reference in Part III of this report.

Forward-Looking Statements

     In this Annual Report (the “Report”), references to “$” and “dollars” are to United States dollars. References in this Report to "Fresh Del Monte," “we,” “our” and “us” refer to Fresh Del Monte Produce Inc. and its subsidiaries, unless the context indicates otherwise. Percentages and certain amounts contained herein have been rounded for ease of presentation. Any discrepancies in any table between totals and the sums of amounts listed are due to rounding. As used herein, references to our results for 2014, 2015, 2016, 2017 and 2018 or for the years ended 2014, 2015, 2016, 2017 and 2018 are to our fiscal years ended December 26, 2014, January 1, 2016, December 30, 2016, December 29, 2017 and December 28, 2018, respectively.

This report, information included in future filings by us and information contained in written material, press releases and oral statements, issued by or on behalf of us contains, or may contain, statements that constitute forward-looking statements. In this report, these statements appear in a number of places and include statements regarding the intent, beliefs or current expectations of us or our officers (including statements preceded by, followed by or that include the words “believes”, “expects”, “anticipates” or similar expressions) with respect to various matters, including our plans and future performance.  These forward-looking statements involve risks and uncertainties.  Fresh Del Monte’s actual plans and performance may differ materially from those in the forward-looking statements as a result of various factors, including (i) the uncertain global economic environment and the timing and strength of a recovery in the markets we serve, and the extent to which adverse economic conditions continue to affect our sales volume and results, including our ability to command premium prices for certain of our principal products, or increase competitive pressures within the industry, (ii) the impact of governmental initiatives in the United States and abroad to spur economic activity, including the effects of significant government monetary or other market interventions on inflation, price controls and foreign exchange rates, (iii) the impact of governmental trade restrictions, including adverse governmental regulation that may impact our ability to access certain markets, such as uncertainty surrounding the recent vote in the United Kingdom to leave the European Union (often referred as Brexit), including spillover effects to other Eurozone countries, (iv) our anticipated cash needs in light of our liquidity, (v) the continued ability of our distributors and suppliers to have access to sufficient liquidity to fund their operations, (vi) trends and other factors affecting our financial condition or results of operations from period to period, including changes in product mix or consumer demand for branded products such as ours, particularly as consumers remain price-conscious in the current economic environment; anticipated price and expense levels; the impact of crop disease, severe weather conditions, such as flooding, or natural disasters, such as earthquakes, on crop quality and yields and on our ability to grow, procure or export our products; the impact of prices for petroleum-based products and packaging materials; and the availability of sufficient labor during peak growing and harvesting seasons, (vii) the impact of pricing and other actions by our competitors, particularly during periods of low consumer confidence and spending levels, (viii) the impact of foreign currency fluctuations, (ix) our plans for expansion of our business (including through acquisitions) and cost savings, (x) our ability to successfully integrate acquisitions into our operations, (xi) the impact of impairment or other charges associated with exit activities, crop or facility damage or otherwise, (xii) the timing and cost of resolution of pending and future legal and environmental proceedings or investigations, (xiii) the impact of changes in tax accounting or tax laws (or interpretations thereof), and the impact of settlements of adjustments proposed by the Internal Revenue Service or other taxing authorities in connection with our tax audits, and (xiv) the cost and other implications of changes in regulations applicable to our business, including potential legislative or regulatory initiatives in the United States or elsewhere directed at mitigating the effects of climate change. All forward-looking statements in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

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

PART I

Item 1. Business

History and Development of Fresh Del Monte

Our legal name is Fresh Del Monte Produce Inc., and our commercial name is Del Monte Fresh Produce. We are an exempted holding company, incorporated under the laws of the Cayman Islands on August 29, 1996. At December 28, 2018, the close of our most recent fiscal year, members of the Abu-Ghazaleh family directly owned approximately 36.5% of our outstanding Ordinary Shares.

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

Our global business, conducted through our subsidiaries, is primarily the worldwide sourcing, transportation and marketing of fresh and fresh-cut produce together with prepared food products in Europe, North America, Africa and the Middle East. We source our fresh produce products (bananas, pineapples, melons, tomatoes, grapes, apples, pears, peaches, plums, nectarines, cherries, citrus, avocados, kiwis, blueberries and strawberries) primarily from Central and South America, Africa, the Philippines, North America and Europe.  We can also produce, market and distribute certain prepared food products in North America based on our agreement with Del Monte Pacific Limited and its subsidiary Del Monte Foods, Inc. We source our prepared food products primarily from Africa, Europe and the Middle East.  Our products are sourced from company-owned operations, through joint venture arrangements and through supply contracts with independent producers.  We distribute our products in North America, Europe, Asia, the Middle East, Africa and South America.

On February 26, 2018, we acquired Mann Packing Co., Inc. ("Mann Packing") by purchasing all of its outstanding capital stock for an aggregate consideration of $357.2 million. This acquisition was funded by a three-day promissory note of $229.7 million, entered into at the seller's request, and cash of $127.5 million. The three-day promissory note was settled with cash on hand and additional borrowing under our credit facility. Mann Packing is an award-winning innovator and leading grower, processor and supplier of a broad variety of fresh and value-added vegetable products in North America. Mann Packing's strength in the vegetable category, one of the fastest growing fresh food segments, allows us to diversify our business, leverage our distribution network and infrastructure and increase our market reach. In addition, this transaction has provided us with synergies, enhancing our ability to better serve our combined customers and address consumers' needs for healthier products.

On May 7, 2018, we acquired a 10% equity interest in Three Limes, Inc. d/b/a The Purple Carrot ("Purple Carrot"), a plant-based meal kit provider in the United States, for $4.2 million. Our investment was funded using operating cash flows and available borrowings under our credit facility. This investment builds on our commitment to seize growth opportunities that will further diversify our business, leverage our distribution network and infrastructure, and get healthful, fresh fruit and vegetables in as many channels as possible.

In June 2018, we acquired a 70% interest in an herb farm in Jordan for $1.7 million as part of our diversification strategy. This acquisition was funded using operating cash flows and available borrowings under our credit facility.

Our capital expenditures totaled $150.5 million in 2018. Approximately $29.9 million of our 2018 capital expenditures were related to the banana segment. Banana segment capital expenditures consisted primarily of $16.4 million of expansion and improvements to our production facilities in Central America including our continuing development of our new Panama operation and $6.4 million in expansions and improvements to our Philippines operations. The remaining $7.1 million in our banana related capital expenditures were primarily for improvements to our distribution centers and for information technology systems. Approximately $67.5 million of our 2018 capital expenditures were related to the other fresh produce segment. This consisted of approximately $25.8 million for expansion and improvements to the Mann Packing facilities, including the construction of the new manufacturing plant in Gonzales, California; $9.6 million for a new avocado packing and sorting facility in Mexico; $8.4 million for improvements to our non-tropical fruit operations in Chile and $6.7 million on improvements to our pineapple operations in Costa Rica and Philippines. The remaining $17.0 million in capital expenditures related to the other fresh produce segment consists primarily of expansion and improvements to our fresh-cut facilities and information technology initiatives. Approximately $15.6 million of our 2018 capital expenditures relate to the prepared food segment, consisting primarily of improvements and expansion to our Kenya, Greece, Mann Packing and Jordan prepared food operations. Also included in capital expenditures for 2018 were approximately $37.5 million for progress payments for the construction of six new refrigerated container ships.

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

The principal capital expenditures planned for 2019 consist primarily of expansion and improvement of production facilities in North America, principally for our newly acquired Mann Packing business, combined with production facilities in Costa Rica, the Philippines, Chile, Guatemala, Mexico, Panama, Kenya and Jordan. We also plan capital expenditures for expansion and improvements of our distribution and fresh-cut facilities in the United States, Europe and Asia. In addition, as part of our ship building program entered into in 2017 and 2018, we expect to make additional payments on the construction of our six new refrigerated container ships that are scheduled to be delivered commencing in 2020. We anticipate that this ship building program will lead to the replacement of our entire United States east coast fleet of ships.

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

We have leading market positions in the following product categories. We believe we are:

•	the largest marketer of fresh pineapples worldwide;

•	the third-largest marketer of bananas worldwide;

•	a leading marketer of branded fresh-cut fruit in the United States, Canada, Japan, the United Kingdom, United Arab Emirates and Saudi Arabia;

•	a leading marketer of fresh and fresh-cut vegetable products in North America;

•	a leading year-round marketer of branded grapes in the United States;

•	a leading marketer of avocados in the United States;

•	a leading marketer of branded non-tropical fruit in selected markets; and

•	a leading marketer for branded canned fruit in the European Union (the "EU"), other European markets and the Middle East.

We source and distribute our fresh produce products globally. Our products are grown primarily in Central and South America, Africa and the Philippines. We also source products from North America and Europe. Our products are sourced from company-controlled farms and independent growers. At year end 2018, we transported our fresh produce to markets using our fleet of nine owned and seven chartered refrigerated ships, and we operated four port facilities in the United States. We also operated 47 distribution centers, generally with cold storage and banana ripening facilities in our key markets worldwide, including the United States, Canada, Japan, South Korea, the United Arab Emirates, Saudi Arabia, Hong Kong, Germany and France. We also operate

22 fresh-cut facilities in the United States, the United Kingdom, France, Japan, South Korea, the United Arab Emirates and Saudi Arabia, some of which are located within our distribution centers. Through our vertically integrated network, we manage the transportation and distribution of our products in a continuous temperature-controlled environment. This enables us to preserve quality and freshness, and to optimize product shelf life, while ensuring timely and year-round distribution. Furthermore, our position as a volume producer and shipper of bananas allows us to lower our average per-box logistics cost and to provide regular deliveries of our premium fresh fruit to meet the increasing demand for year-round supply.

We market and distribute our products to retail stores, club stores, convenience stores, wholesalers, distributors and foodservice operators in more than 80 countries around the world. North America is our largest market, accounting for 64% of our net sales in 2018. Europe, the Middle East and Asia regions are our other major markets, accounting for 15%, 10% and 10% of our net sales in 2018, respectively. Our distribution centers and fresh-cut facilities address the growing demand from supermarket chains, club stores, convenience stores, foodservice providers, mass merchandisers and independent grocers to provide value-added services, including the preparation of fresh-cut produce, ripening, customized sorting and packing, just-in-time and direct-store-delivery and in-store merchandising and promotional support. Large national and global chains are increasingly choosing fewer suppliers who can serve all of their needs on a national basis. We believe that there is a significant opportunity for a company like ours with a full fresh and fresh-cut produce line, a well-recognized brand, a consistent supply of quality produce and a national distribution network to become the preferred supplier to these large retail and convenience store chains, and foodservice customers. We believe that we are uniquely positioned as a preferred supplier, and our goal is to expand this status by increasing our leading position in fresh-cut produce, expanding our fresh fruit and vegetable business, continuing to grow these value-added products and diversifying our other fresh produce selections. We are a multinational company offering a variety of fresh produce in all major markets along with fresh-cut fruit and vegetables in selected markets and a prepared food product line that includes prepared fruit and vegetables, juices, beverages and snacks in Europe, North America, the Middle East and Africa.

Our strategy is a combination of maximizing revenues from our existing infrastructure, entering new markets and strict cost control initiatives. We plan to continue to capitalize on the growing global demand for fresh produce and expand our reach into existing and new markets. We expect sales growth of fresh produce in key markets by increasing our sales volume and per unit sales prices as permitted by market conditions. Our strategy includes increasing volumes from existing production and distribution facilities in order to improve operating efficiencies and reduce per unit costs. We plan additional investments in production facilities in order to expand our product offering in established markets and continue with our recent expansion in growth markets, such as the Middle East and Africa. We also plan additional investments in our North America, Middle East and Europe distribution and fresh-cut fruit and vegetables facilities to support our planned growth in these markets and expansion of production facilities at our recently acquired Mann Packing fresh and fresh-cut vegetable products operation in California.

Products Sourcing and Production

Our products are grown and sourced primarily in Central and South America, North America and the Philippines. We also source products from Europe and Africa. In 2018, 45% of the fresh produce we sold was grown on company-controlled farms and the remaining 55% was acquired primarily through supply contracts with independent growers. Costa Rica is our most significant sourcing location representing approximately 34% of our total sales volume of fresh produce products and where 36% of our property, plant and equipment was located in 2018.

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

As a result of our acquisition of Mann Packing in 2018, we also distribute under Mann's family of brands such as Mann's®, Arcadian Harvest®, Nourish®, Broccolini®, Caulilini®, Better Burger Leaf® and RomaLeaf & Blend®.

The following table indicates our net sales by product for the last three years:

	Year ended
	December 28, 2018		December 29, 2017		December 30, 2016
	(U.S. dollars in millions)
Net sales by product category:
Other fresh produce:
Gold pineapples	487.9	11%	492.7	12%	495.1	12%
Fresh-cut produce:
Fresh-cut fruit	510.6	11%	496.9	12%	417.7	10%
Fresh-cut vegetables	433.2	10%	110.9	3%	99.2	2%
Non-tropical fruit	221.5	5%	235.7	6%	259.8	7%
Avocados	329.2	7%	314.9	8%	229.6	6%
Melons	107.8	3%	106.8	3%	111.6	3%
Tomatoes	62.5	1%	77.7	2%	81.2	2%
Vegetables	140.2	3%	25.9	1%	30.3	1%
Other fruit, products and services	150.1	3%	135.7	2%	128.1	3%
Total other fresh produce	$2,443.0	54%	$1,997.2	49%	$1,852.6	46%
Banana	1,703.1	38%	1,775.1	43%	1,811.5	45%
Prepared food	347.8	8%	313.6	8%	347.4	9%
Total	$4,493.9	100%	$4,085.9	100%	$4,011.5	100%

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

We believe that we are the world’s third-largest marketer of bananas, based on internally generated data.  Our banana sales in North America, Europe, Asia and the Middle East accounted for approximately 54%, 18%, 20% and 9% of our net sales of bananas in 2018, respectively. We produced approximately 38% of the banana volume we sold in 2018 on company-controlled farms, and we purchased the remainder from independent growers.

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

In 2017, we entered into a contract with the Republic of Panama and will invest a minimum of $100.0 million over a period of seven years which includes the development of approximately 4,000 hectares of leased land suitable for banana production. This investment significantly increases our company-controlled banana production. We expect commercial production to gradually commence in 2019 and continue to increase until full production is reached in 2023.

We purchase the majority of our bananas in the Philippines through long-term contracts with independent growers. Approximately 73% of our Philippine-sourced bananas are supplied by one grower, representing 12% of the Philippines banana industry volume in 2018.  In the Philippines, we have leased approximately 5,100 hectares of land where we have planted approximately 4,100 hectares of bananas for the Asia and the Middle East markets.

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

The premium pineapples, such as our Del Monte Gold® Extra Sweet pineapple, which has an enhanced taste, golden shell color and bright yellow flesh, has replaced the Champaka and other traditional pineapple varieties in popularity and demand and has led to increased competition.

We believe that we are the leading marketer of fresh pineapples worldwide, based on internally generated data.   Pineapple sales in North America, Europe, Asia and the Middle East accounted for 63%, 20%, 13% and 4%, respectively, of our net sales of pineapples in 2018.  From 1996 to 2018, our volume of the Del Monte Gold® Extra Sweet pineapple increased from 2.5 million boxes to 29.6 million boxes. Worldwide, our pineapple sales volumes increased by 2% during the past year.

 The principal production and procurement areas for our gold pineapples are Costa Rica and the Philippines. Given the complexity of pineapple cultivation relative to our bananas, a higher percentage of the fresh pineapples we sell (80% by volume in 2018) is produced on company-controlled farms.

Fresh-Cut Produce (Fruit and Vegetables)

Fresh-cut produce first gained prominence in many U.S. and European markets with the introduction of washed and cut vegetables. While packaged salads continue to lead the category of fresh-cut produce sales, the category has expanded significantly to include pineapples, melons, mangoes, grapes, citrus and assorted vegetable produce items that are washed, cut and packaged in a ready-to-use form. Market expansion has been driven largely by consumer demand for convenient, fresh, healthy and ready-to-eat food alternatives, as well as significant demand from foodservice operators. Within this market, we believe that there has been increasing differentiation between companies active primarily in the packaged salad market and other companies, like us, that can offer a wide variety of value-added fresh-cut fruit and vegetable items.

The majority of fresh-cut produce is sold to consumers through retail and club store settings, as well as non-conventional settings such as convenience stores, gas stations and airports. We believe that outsourcing by food retailers will increase, particularly as food safety regulations become more stringent and retailers demand more value-added services. We believe that this trend should benefit large branded suppliers like us, who are better positioned to invest in state-of-the-art fresh-cut facilities and food safety systems and to service regional, national and global chains and foodservice operators, as well as supercenters, mass merchandisers, club stores and convenience stores. We also believe that large branded suppliers benefit from merchandising, branding and other marketing strategies for fresh-cut products, similar to those used for branded processed food products, which depend substantially on product differentiation.

We believe that the fresh-cut produce market continues to be one of the fastest-growing categories in the fresh produce segment, largely due to consumer trends favoring healthy and conveniently packaged ready-to-eat foods. We established a platform in this industry through acquisitions and by building upon our existing fresh-cut pineapple business. We believe that our experience in this market coupled with our sourcing and logistics capabilities and the DEL MONTE® brand have enabled us to achieve a leading position in this highly fragmented market. We believe that we are the leading supplier of fresh-cut fruit to the supermarket, convenience and club store channels in the United States. Our fresh-cut fruit products include Del Monte Gold® Extra Sweet pineapples, melons, grapes, citrus, apples, mangoes, kiwis and other fruit items. The fruit we use in our fresh-cut operations are sourced within our integrated system of company-controlled farms and from GAP-certified (good agricultural practices) independent growers. We also offer fresh-cut vegetables for prepared salads. With our acquisition of Mann Packing in 2018, we have significantly expanded our offering in North America to include a broad variety of fresh and fresh-cut vegetable products. We purchase our vegetables for these purposes from independent growers principally in the United States and Mexico. Our purchase contracts for both fruit and vegetables are typically short-term and vary by produce item. Our fresh-cut products are sold in the United States, Canada, the United Kingdom, France, the Middle East, Japan and Korea. Worldwide, our fresh-cut product sales volume increased by 83% during the past year. Combined, Del Monte and Mann Packing are the number one brand of fresh-cut value-added fruit and vegetable products in the United States (IRI syndicated data).

Non-Tropical Fruit

Non-tropical fruit includes grapes, apples, citrus, blueberries, strawberries, pears, peaches, plums, nectarines, cherries and kiwis. Generally, non-tropical fruit grows on trees, bushes or vines that shed their leaves seasonally. Approximately 40% of our non-tropical fruit net sales are from grapes. Fresh grapes are a favorite quick, easy and healthy snack among consumers young and old. In addition to their taste, research on fresh grapes suggests that grapes may offer significant health benefits.  For 2018, The Packer, an industry publication ("the Packer"), reported that fresh grapes remained a preferred fruit for snacking, with nine out of ten consumers surveyed stating that they used grapes as a snack during the past 12 months. The same publication reports that in excess of 62% of U.S. customers purchased grapes within the past 12 months. According to the United States Department of Agriculture ("USDA") Economic Research Service, the per capita consumption of fresh grapes in 2016 was 8.1 pounds. Fresh grapes are also processed for the production of wine, raisins, juices and canned products. The higher production cost and higher product value of fresh grapes result from more intensive production practices than are required for grapes grown for processing. While California supplies the majority of total grape volume, imports have made fresh grapes available year-round in the United States, with shipments mostly from South America.  Most U.S. production is marketed from May to October.

We sell a variety of non-tropical fruit, including all of the types referred to above.  In 2018, non-tropical fruit sales in North America, Europe, the Middle East, Asia and South America accounted for approximately 35%, 8%, 35%, 12% and 10%, respectively, of our total net sales of non-tropical fruit. We obtain our supply of non-tropical fruit from company-owned farms in Chile and from independent growers principally in Chile and the United States.  In Chile, we purchase non-tropical fruit from independent growers and also produce a variety of non-tropical fruit on approximately 4,900 acres of company-owned or leased land. Purchase contracts for non-tropical fruit are typically made on an annual basis.

Avocados

Avocados are one of the fastest growing produce items in the United States. According to an industry group, the Hass Avocado Board, for the 10-year period from 2008 to 2018, avocado volume in the United States increased by 168%.  Per capita consumption of avocados in the United States also increased significantly in the last 10 years.  The Packer reported that avocados were the leading item that U.S. consumers said they were buying now that they did not buy previously, while 39% of all customers purchased avocados within the past 12 months. As a result of this higher consumer demand, our avocado sales volumes have increased significantly in the past few years. Our avocados are sourced principally from Mexico. We also obtain our supply of avocados from independent growers in the United States, Chile and Peru. In Mexico, we have our own sourcing operations, ensuring a consistent supply of high-quality avocados during the growing season. We are also constructing a new avocado sorting and packing facility in Mexico which will improve efficiencies and increase our shipping capacity. This facility is planned to commence operations in late 2019.

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

We sell a variety of melons including cantaloupe, honeydew, watermelon and specialty melons. Cantaloupes represented approximately 73% of our melon sales volume in 2018. We are a significant producer and distributor of melons from November to May in North America by sourcing melons from our company-controlled farms and independent growers in Central America, where production generally occurs during this period.  Melons sold in North America and Europe from November to May generally command a higher price due to fewer operators and the lack of availability of alternative fruit. Melon sales in North America accounted for 96% of our net sales of melons in 2018. Based on volume, we produced 93% of the melons we sold in 2018 on company-controlled farms and purchased the remainder from independent growers.

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

Tomatoes

The United States is the second largest producer of tomatoes in the world, behind China. Mexico and Canada are also important suppliers of fresh tomatoes within North America. For 2018, the Packer reported that tomatoes dropped from the number two vegetable item to the number three spot, replaced by potatoes and onions, while 65% of shoppers still purchased tomatoes over the past 12 months. In 2017, the per capita consumption of tomatoes in the United States was in excess of 20 pounds as reported by the USDA.

We source our tomatoes for the North America market mainly from the United States, Mexico, Canada and Guatemala. In Jordan, we grow tomatoes in greenhouses for the the Middle East market. The tomato category is highly fragmented with many growers, re-packers and wholesalers in various geographic regions of the United States.  As a high volume item, tomatoes are important for our network of distribution and re-packing facilities. This product category allows us to add value through leveraging our purchase volumes to reduce costs and perform the sorting, packaging and custom labeling locally, in addition to delivering on a just-in-time basis to retail chains and foodservice customers. With our fresh-cut fruit and vegetable facilities, we add additional value by incorporating tomatoes into our consumer-packaged products. We have a greenhouse tomato operation in Guatemala where we source volume for the North America market.  In 2018, we ceased our tomato growing operations in Florida and Virginia principally due to high production cost.

Vegetables

We distribute and market a variety of vegetables including potatoes, onions, bell peppers and cucumbers. While we sell bulk product, we also use our size and distribution network to find opportunities that add value such as sorting and packaging. We source our vegetables from independent growers in North and Central America. With our recent acquisition of Mann Packing, we have significantly increased our vegetable category with various varieties of whole lettuce, broccoli, cauliflower and other vegetable offerings sourced principally from growers in California, Arizona and Mexico.

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

Prepared Food

We have a royalty-free perpetual license to use the DEL MONTE® Trademark in connection with the production, manufacture, sale and distribution of prepared foods and beverages in over 100 countries throughout Western, Eastern and Central Europe, Africa, the Middle East and certain Central Asian countries.  We can also produce, market and distribute certain prepared food products in North America based on our agreement with Del Monte Pacific. In Europe, Del Monte is a premier prepared food brand with an approximate 90 year history associated with fruit-based or fruit-derived products and is the leading brand for canned fruit and pineapple in many Western European markets. The DEL MONTE® brand has had a presence in the United Kingdom since 1926 and is perceived to be a quality brand with high consumer awareness. The DEL MONTE® brand has a reputation with both consumers and retailers for value, quality and reliability.

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

Our joint ventures with Del Monte Pacific are expected to result in expanded refrigerated offerings sold across all distribution channels, and a new food and beverage concept modeled after our already successful business in the Middle East. These joint ventures will initially focus on the U.S. market with the potential for expansion into other territories where the companies' businesses complement each other. This will also greatly increase the scale of the DEL MONTE® brand by expanding into more high-quality, healthy and convenient product options for consumers. With our recent acquisition of Mann Packing, we produce and market an array of prepared vegetable offerings under the Mann family of products such as Nourish® Bowls and Veggie Trays with dip.

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

We transport our fresh produce to markets worldwide using our fleet of nine owned and seven chartered ships, comprised of four refrigerated ships and three container ships with refrigerated container capacity. We also transport our fruit to destinations around the world using third-party container lines that cover the array of destinations that we do not service directly with our own ships. We also spot charter refrigerated ships during the year based on seasonal requirements. The majority of our chartered ships are chartered for remaining terms of one to five years. We believe that our fleet of owned ships, combined with longer-term charters, is effective in reducing our ocean freight costs and mitigates our exposure to the volatility of the charter market. During 2017 and 2018, we entered into definitive agreements for the construction of six new refrigerated container ships that are scheduled to be delivered commencing in 2020. This ship building program is expected to replace our entire U. S. east coast fleet of ships. We also operate a fleet of approximately 6,000 refrigerated containers. Our logistics system is supported by various information systems. As a vertically integrated food company, managing the entire distribution chain from the field to the customer requires the technology and infrastructure to meet our customers’ complex delivery needs.

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

The level of marketing investment necessary to support the prepared food business is significantly higher than that required for the fresh produce and fresh-cut fruit and vegetable business. We utilize a variety of promotional tools to build the DEL MONTE® brand and engage consumers in key markets in Europe, Africa and the Middle East. In certain European markets, we utilize distributors to perform product distribution, sales and marketing activities for the prepared food business. Under these distribution agreements, the sales, warehousing, logistics, marketing and promotion functions are all performed by the distributor. This strategy of utilizing independent distributors enables us to reduce distribution and sales and marketing expenses. In addition, we plan to continue to expand our prepared food business by entering new markets in Eastern Europe, Africa and the Middle East and by continuing our offerings in the snack category, targeting the convenience store and foodservice trade in selected European and Middle East markets.

During 2018, one customer, Wal-Mart, Inc. (including its affiliates), accounted for approximately 10% of our total net sales. These sales are reported in our banana, other fresh produce and prepared food segments. No other customer accounted for 10% or more of our net sales. In 2018, the top 10 customers accounted for approximately 31% of our net sales.

Note 22, “Business Segment Data” included in Item 8. Financial Statements and Supplementary Data contains information regarding net sales to external customers attributable to each of our reportable segments and geographic regions, gross profit by each of our reportable segments, total assets attributable to each of our geographic regions, and information concerning the dependence of our reportable segments on foreign operations, for each of the years 2018, 2017 and 2016.

North America

In 2018, 64% of our net sales were in North America. In North America, we have established a highly integrated sales and marketing network that builds on our ability to control transportation and distribution throughout our extensive logistics network. We operate a total of 30 distribution centers and fresh-cut facilities. Our distribution centers have ripening capabilities and/or other value-added services. We also operate four port facilities, which include cold storage facilities.

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

 Europe

 In 2018, 15% of our net sales were in Europe. We distribute our fresh produce and prepared food products throughout Europe. Our fresh produce products are distributed to leading retail chains, smaller regional customers as well as to wholesalers and distributors through direct sales and distribution centers.  In the United Kingdom, we have a sales and marketing office in Staines, England and operate a fresh-cut facility in Wisbech, England.  In Germany, we operate a distribution center in the Frankfurt area. In France, we have a distribution center with banana ripening capabilities and a fresh-cut facility in the Paris area to service our expanding customer base. In the Netherlands, Spain, Portugal, Italy and Poland, we have sales and marketing entities that perform direct sales of our fresh produce products.

Our prepared food products are distributed through independent distributors throughout most of Europe. In the United Kingdom, our prepared food products are distributed using a combination of both independent distributors and our own marketing entity. In Russia, we have a sales and marketing office for our prepared food products.
Middle East and North Africa

In 2018, 10% of our net sales were in the Middle East and North Africa.  We distribute our products through independent distributors and company-operated distribution facilities. In recent years, we have increased our sales in the Middle East market through distributors and established our own direct sales initiatives. Our distribution/manufacturing center in Dubai, United Arab Emirates (“UAE”) is a state-of-the-art facility with just-in-time delivery capabilities that includes banana ripening and cold storage facilities, fresh-cut fruit and vegetable operations, an ultra-fresh juice manufacturing operation and prepared food manufacturing. We distribute these products in the UAE and export them to other Middle East countries. We also operate a distribution center in Abu-Dhabi, UAE that includes banana ripening and cold storage facilities. In Saudi Arabia, through our 60%-owned joint venture, we own two distribution centers with banana ripening, cold storage facilities, fresh-cut fruit and vegetable operations, and prepared food manufacturing capabilities for juices, potatoes and sandwiches.  One of the distribution centers is located in Riyadh, the capital city of Saudi Arabia, and the other distribution center is located in Jeddah, the second largest city in the country. These strategically located distribution centers distribute our fresh produce and prepared food products to these growing markets.  In the UAE and in Saudi Arabia, we also distribute our products using our own innovative retail concept through our Food and Beverage (F&B) stores. These F&B stores are small retail kiosks selling our fresh-cut produce, juice and other prepared food products and are strategically located in airports, schools, hospitals and inside hyper-markets. In Saudi Arabia and the UAE, we have a catering business targeting three main domains: academic sector, corporate offices and labor camps. We belive that this business has good growth potential and leverages our costs through further vertical integration.

In addition, we market and distribute prepared food products in the UAE, Jordan, Saudi Arabia and various other Middle East and North African markets. In Jordan, we own a state-of-the-art vertically integrated poultry business including poultry farms, hatcheries, feed mill, slaughterhouse and a meat processing plant. We are the leading provider of poultry products to retail stores and foodservice operators in that country. In Jordan, we also own a meat processing operation that provides meat products for the local market and for export to other Middle East and North African markets. As part of our vertical integration and expansion strategy in this region, in Jordan, we developed a 10 hectares ultra-modern hydroponically grown tomato operation which provides a consistent supply of tomatoes year round. In addition, during 2018, we acquired a 70% interest in a herb farm which produces various types of herbs for export to Europe and and other Middle East markets.

In Qatar, we have a sales and marketing office to serve the expanding brand presence in the country and recently opened a F&B store located at the Doha airport. In Turkey, our sales office located in Mersin is responsible for sourcing various types of fruit serving our units across the region in addition to selling and distributing a range of prepared food products to distributors. We also have a sales and marketing office in Kuwait to service the Kuwaiti and Iraqi markets with our fresh produce products. In Tunisia, we have an office giving us our first presence in the North Africa region, after many years of serving this area using distributors. This Tunis office has commenced with direct imports of bananas and pineapples and is expected to expand with exports of locally sourced fresh produce products to the European market. During 2018, we opened an office in Morocco in order to expand our our coverage in the North Africa Region. We plan to distribute our products locally and export fresh locally-sourced fresh produce products. We believe that the Middle East, North Africa and Central Asian countries represent an area for sales growth and development of our fresh and prepared food products. Utilizing our extensive knowledge of this region, we plan to capitalize on this opportunity with increased focus and investments in these markets.

Asia

In 2018, 10% of our net sales were in Asia.  We distribute our products in Asia through direct marketing and large distributors. Our principal markets in this region are Japan, South Korea, mainland China and Hong Kong. In Japan, we distribute 100% of the products we sold in 2018 through our own direct sales and marketing organization. In Japan, we operate two fresh-cut facilities. Our products are distributed from four distribution centers located at strategic ports in Japan with cold storage and banana ripening operations.

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

In the pineapple and non-tropical fruit markets, we believe that the high degree of capital investment and cultivation expertise required, as well as the longer length of the growing cycle, makes it relatively difficult to enter the market. In addition, our profitability has depended significantly on our gross profit on the sale of our Del Monte Gold ® Extra Sweet pineapples. In 2018, our overall pineapple sales volume increased by 2% mostly due to product expansion in our Costa Rica operations, and our average per unit sales prices decreased 3% primarily due to higher industry supplies. Increased competition in the production and sale of Del Monte Gold ® Extra Sweet pineapples could adversely affect our results. We expect these competitive pressures to continue in 2019.

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

We are also subject to various government regulations in countries where we market our products. The countries in which we market a material amount of our products are the United States, Canada, the countries of the EU, Japan, China, South Korea, Jordan, the UAE and Saudi Arabia. These government regulations include:

•	sanitary regulations, particularly in the United States and the EU;

•	regulations governing pesticide use in all source countries and residue standards in all market countries, particularly in the United States, Canada, United Kingdom, Germany and Japan and South Korea;

•	ongoing Endocrine Disruptor Assessment programs in the EU and United States may potentially impact availability, use and residue tolerance of some pesticides; and

•	regulations governing traceability, packaging and labeling, particularly in the United States and the EU.

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

In December 2009, the EU entered into an agreement with certain Latin America banana exporting countries to settle a long running dispute over banana import tariffs. This agreement was ratified in May 2010. Under this agreement, the EU will gradually reduce import tariffs on bananas from Latin America on an annual basis from the current level of €117 per ton in 2018 to €114 per ton by 2019, except for countries under Free Trade Agreements (FTA's). Countries under FTA's that signed bilateral agreements with the EU in 2012 are benefiting from accelerated but gradual reduction of import duties. The FTA's are in effect for Central American countries, Colombia, and Peru. The duty for FTA countries was €89 per ton for 2018, it will be €82 in 2019 and will be reduced to €75 per ton by January 1, 2020. Our Colombia and Central America sourced bananas benefit from this FTA agreement.

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

Our total corporate research and development expenses were $3.2 million for 2018, $3.3 million for 2017 and $3.3 million for 2016, and are included in selling, general and administrative expenses in the Consolidated Financial Statements.

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

In 2018, with the acquisition of Mann Packing we obtained ownership of Mann's family of brands such as Mann's®, Arcadian Harvest®, Nourish®, Broccolini®, Caulilini®, Better Burger Leaf® and RomaLeaf & Blend®.

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

These seasonal fluctuations are illustrated in the following table, which presents certain unaudited quarterly financial information for the periods indicated:

	Year ended
	December 28, 2018	December 29, 2017
Net sales:
First quarter	$1,106.1	$1,032.4
Second quarter	1,272.4	1,147.1
Third quarter	1,069.5	952.7
Fourth quarter	1,045.9	953.7
Total	$4,493.9	$4,085.9
Gross profit:
First quarter	$106.5	$99.1
Second quarter	78.3	123.2
Third quarter	52.6	58.3
Fourth quarter	42.4	51.0
Total	$279.8	$331.6

Employees

At year end 2018, we had approximately 40,500 employees worldwide, substantially all of whom are year-round employees. Approximately 97% of these persons are employed in production locations. We believe that our overall relationship with our employees and unions is satisfactory.

Organizational Structure

We are organized under the laws of the Cayman Islands and, as set forth in our Amended and Restated Memorandum of Association, we are a holding company for the various subsidiaries that conduct our business on a worldwide basis. Our significant subsidiaries, all of which are directly or indirectly wholly owned, are:

Subsidiary	Country of Incorporation
Corporacion de Desarrollo Agricola Del Monte S.A.	Costa Rica
Del Monte Fresh Produce Company	United States
Del Monte Fresh Produce International Inc.	Liberia
Del Monte Fresh Produce N.A., Inc.	United States
Del Monte Fund B.V.	Curacao
Del Monte International GmbH	Switzerland
Del Monte Fresh Produce Sarl	Luxembourg
Mann Packing Co., Inc	United States

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

Our profitability depends largely upon our profit margins and sales volumes of bananas, pineapples and other fresh produce. In 2016, 2017 and 2018, banana sales accounted for the most significant portion of our total net sales.

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

We conduct operations in many areas of the world involving transactions denominated in various currencies, and our results of operations, as expressed in dollars, may be significantly affected by fluctuations in rates of exchange between currencies. Although a substantial portion of our net sales (30% in 2018) is denominated in non U.S. dollar currencies, we incur a significant portion of our costs in U.S. dollars. Although we periodically enter into currency forward contracts as a hedge against currency exposures, we may not enter into these contracts during any particular period or these contracts may not adequately offset currency fluctuations. We generally are unable to adjust our non U.S. dollar local currency sales prices to compensate for fluctuations in the exchange rate of the U.S. dollar against the relevant local currency. In addition, there is normally a time lag between our costs incurred and collection of the related sales proceeds. Accordingly, if the U.S. dollar appreciates relative to the currencies in which we receive sales proceeds, our operating results may be negatively affected. Our costs are also affected by fluctuations in the value, relative to the U.S. dollar, of the currencies of countries in which we have significant production operations, with a weaker U.S. dollar resulting in increased production costs.

Our strategy of diversifying our product line, expanding into new geographic markets and increasing the value-added services that we provide to our customers may not be successful.

We are diversifying our product line through acquisitions and internal growth. In addition, we have expanded our service offerings to include a higher proportion of value-added services, such as the preparation of fresh-cut produce, ripening, customized sorting and packing, direct-to-store delivery and in-store merchandising and promotional support. This strategy represents a significant departure from our traditional business of delivering our products to our customers at the port. In recent periods, we have made significant investments in distribution centers, new growing operations and prepared food facilities through capital expenditures and have expanded our business into new geographic markets. In 2018, we made a significant investment in the fresh-cut and value added vegetable category by acquiring Mann Packing. We may not be successful in anticipating the demand for these products and services, in establishing the requisite infrastructure to meet customer demands or the provision of these value-added services. During recent years, we incurred significant asset impairment and other charges as a result of our continuing efforts to align our diversified product lines to meet market demand.

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

The fair value of the DEL MONTE®prepared food reporting unit’s trade names and trademarks are sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets. If the prepared food reporting unit does not perform to expected levels, the DEL MONTE® trade names and trademarks associated with this unit may also be at risk for impairment in the future. During 2018, we incurred $11.3 million for impairment of the DEL MONTE® perpetual, royalty-free brand name license due to lower than expected sales volume and pricing related to the prepared food segment.

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

Sales to Wal-Mart, Inc., our largest customer, amounted to approximately 10% of our total net sales in 2018, and our top 10 customers collectively accounted for approximately 31% of our total net sales. We expect that a significant portion of our revenues will continue to be derived from a relatively small number of customers. We believe these customers make purchase decisions based on a combination of price, product quality, consumer demand, customer service performance, desired inventory levels and other factors that may be important to them at the time the purchase decisions are made. Changes in our customers' strategies or purchasing patterns, including a reduction in the number of brands they carry, may adversely affect our sales. Additionally, our customers may face financial or other difficulties which may impact their operations and cause them to reduce their level of purchases from us, which could adversely affect our results of operations. Customers also may respond to any price increase that we may implement by reducing their purchases from us, resulting in reduced sales of our products. If sales of our products to one or more of our largest customers are reduced, this reduction may have a material adverse effect on our business, financial condition, and results of operations. Any bankruptcy or other business disruption involving one of our significant customers also could adversely affect our results of operations.

Increased prices for fuel, packaging materials or short-term refrigerated ship charter rates could increase our costs significantly.

Our costs are determined in large part by the prices of fuel and packaging materials, including containerboard, plastic, resin and tin plate. We may be adversely affected if sufficient quantities of these materials are not available to us. Any significant increase in the cost of these items could also materially and adversely affect our operating results. Other than the cost of our products (including packaging), logistics (sea and inland transportation) costs represent the largest component of cost of products sold. Third-party containerized shipping rates are also a significant component of our logistic costs. In recent years these container shipping rates have decreased. During 2017, cost of fuel increased 36%, containerboard increased 2% and fertilizer decreased 3% resulting in an increase of cost of product sold of $21.7 million. During 2018, cost of fuel increased 30%, containerboard increased 12% and fertilizer increased 10% resulting in an increase of cost of products sold of $38.3 million.

In addition, we are subject to the volatility of the charter ship market because seven of our refrigerated ships are chartered. These charters are principally for periods of one to three years. As a result, significant increases in fuel, packaging material, fertilizer and charter rates would materially and adversely affect our results.

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

The EPA has placed a certain site at our former plantation in Oahu, Hawaii on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. Under an order entered into with the EPA, we completed a remedial investigation and engaged in a feasibility study to determine the extent of the environmental contamination. The remedial investigation report was finalized in January 1999 and approved by the EPA in February 1999. A final draft feasibility study was submitted for EPA review in December 1999 and updated in December 2001 and October 2002, and approved by the EPA in April 2003. In September 2003, the EPA issued the Record of Decision (“ROD”). The EPA estimated in the ROD that the remediation costs associated with the cleanup of our plantation would range from $12.9 million to $25.4 million. The undiscounted estimates are between $13.5 million and $28.7 million. As of December 28, 2018, there are $13.2 million included in other noncurrent liabilities and $0.3 million included in accounts payable and accrued expenses in our Consolidated Balance Sheets relating to the Kunia Well Site clean-up. We increased the liability by $0.4 million during 2017 and 2016 due to changes to the remediation work being performed. Going forward, we expect to expend approximately $0.3 million in 2019, and $3.9 million for 2020 through 2023 on this matter. See Item 3.  Legal Proceedings and Note 17, “ Litigation ” to the Consolidated Financial Statements included in Item 8.  Financial Statements and Supplementary Data.  In addition, we are involved in several actions in U.S. and non-U.S. courts involving allegations by numerous Central American and Philippine plaintiffs that they were injured by exposure to a nematocide containing the chemical Dibromochloropropane during the 1970’s. See Item 3.  Legal Proceedings and Note 17, “Litigation” to the Consolidated Financial Statements included in Item 8.  Financial Statements and Supplementary Data.

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

There has been a broad range of proposed and promulgated state, national and international regulation aimed at reducing the effects of climate change. Such regulations apply or could apply in countries where we have interests or could have interests in the future. Exposure to water deficits in particular regions around the globe has become more evident in recent years. For example, water shortages in Brazil impacted our banana production in the last five years, and our pineapple farms in Kenya were affected by a drought associated with El Nino during 2016 and 2017. In order to mitigate water risk, we have invested heavily to upgrade existing infrastructure to more efficient irrigation systems like drip or low pressure/low volume sprinkler systems, both in Kenya and Guatemala. In addition, analysis of water related issues in the specific river basin where new development might be planned has become part of the due-diligence process before investing in agriculture operations, as reflected under corporate policy. Finally water consumption per ton is a key component of the resource usage dashboard under which all our farms are annually rated.

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

Our business is multinational and subject to the political, economic and other risks that are inherent in operating in numerous countries. These risks include those of adverse government regulation, including the imposition of import and export duties and quotas, currency restrictions, expropriation and potentially burdensome taxation. For example, banana import regulations have in prior years restricted our access to the EU banana market and increased the cost of doing business in the EU.  In December 2009, the EU entered into an agreement with certain Latin America banana exporting countries to settle a long running dispute over banana import tariffs. This agreement was ratified in May 2010. Under this agreement, the EU will gradually reduce import tariffs on bananas from Latin America on an annual basis from the current level of €117 per ton in 2018 to €114 per ton by 2019, except for countries under Free Trade Agreements (FTA's). Countries under FTA's that signed bilateral agreements with the EU in 2012 are benefiting from accelerated but gradual reduction of import duties. The FTA's are in effect for Central American countries, Colombia, and Peru. The duty for FTA countries was €89 per ton for 2018, it will be €82 in 2019 and will be reduced to €75 per ton by January 1, 2020. Our Colombia and Central America sourced bananas benefit from this FTA agreement. We cannot predict the impact of further changes to the banana import tariffs or new quotas on the EU banana market.

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
We face risks in connection with our acquisition of Mann Packing.
The success of our recent Mann Packing acquisition depends, in part, on our ability to realize all or some of the synergies and other benefits from integrating the business of Mann Packing with our existing businesses and operations. Even if we are able to integrate the acquired operations successfully, this integration may not result in the realization of the full benefits of the synergies that we currently expect within the anticipated time frame, or at all. Mann Packing’s business may not be able to maintain the levels of revenue, earnings or operating efficiency that it previously achieved or might achieve separately. If we experience difficulties with the integration process or if the business of Mann Packing or the markets in which it operates deteriorate, the potential cost savings, growth opportunities and other anticipated synergies may not be realized fully, or at all, or may take longer to realize than expected. In 2018, we incurred $3.8 million of acquisition expenses related to Mann Packing.
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

Members of the Abu-Ghazaleh family, including our Chairman and Chief Executive Officer and one of our directors, are our principal shareholders. As of February 8, 2019, they together directly owned 36.2% of our outstanding Ordinary Shares, and our Chairman and Chief Executive Officer holds, and is expected to continue to hold, an irrevocable annual proxy to vote all of these shares. We expect our principal shareholders to continue to use their interest in our Ordinary Shares to significantly influence the direction of our management, the election of our entire board of directors, the method and timing of the payment of dividends, subject to applicable debt covenants and to determine substantially all other matters requiring shareholder approval and to control us. The concentration of our beneficial ownership may have the effect of delaying, deterring or preventing a change in control, may discourage bids for the Ordinary Shares at a premium over their market price and may otherwise adversely affect the market price of the Ordinary Shares.

A substantial number of our Ordinary Shares are available for sale in the public market, and sales of those shares could adversely affect our share price.

Future sales of our Ordinary Shares by our principal shareholders, or the perception that such sales could occur, could adversely affect the prevailing market price of our Ordinary Shares. Of the 48,486,637 Ordinary Shares outstanding as of February 8, 2019, 17,557,248 Ordinary Shares are owned by the principal shareholders and are “restricted securities.” These “restricted securities” can be registered upon demand and are eligible for sale in the public market without registration under the Securities Act of 1933 (the “Securities Act”), subject to compliance with the resale volume limitations and other restrictions of Rule 144 under the Securities Act.

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
The following table summarizes the approximate plantation acreage under production that are owned or leased by us and the principal products grown on such plantations by location as of the end of 2018:

	Acres Under Production
Location	Acres Owned	Acres Leased	Products
Costa Rica	44,510	5,983	Bananas, Pineapples, Melons
Guatemala	8,980	4,616	Bananas, Melons
Brazil	2,402	—	Bananas, Other Crops
Chile	3,180	1,680	Non-Tropical Fruit
Kenya	—	10,892	Pineapples
Philippines	—	17,315	Bananas, Pineapples
Uruguay	4,169	—	Citrus
United States	4,223	3,994	Melons, Tomatoes and Other Crops

Our significant properties include the following:

North America

We operate a total of 30 distribution centers in the United States and Canada, of which 14 are also fresh-cut facilities. We own 12 of our distribution centers, consisting of a new distribution center in Houston, Texas, a 200,000 square foot distribution center in Dallas, Texas, a distribution center in Plant City, Florida and Goodyear, Arizona, a repack facility in Winder, Georgia, and in Kankakee, Illinois, Portland, Oregon and Sanger, California. We also operate a state-of-the-art distribution center with a fresh-cut facility in Ontario, Canada on owned land. The remaining 18 distribution centers are leased from third parties. All of our distribution centers have ripening capabilities and/or other value-added services. We also lease four port facilities that include cold storage capabilities. As a result of the Mann Packing acquisition, we lease two and own one production facilities in the Salinas valley of California. In addition, we are in the process of constructing a new production facility on owned land in Gonzales, California. We also lease an office building in Salinas and lease a production facility in Delhi, California and in Yuma, Arizona we own an office building, a manufacturing facility and a cooling facility.

Europe

We own and operate a distribution center in the Frankfurt area of Germany. We also own and operate a fresh-cut fruit facility in Wisbech, England. In Rungis, France, a suburb of Paris, we have a leased distribution center with banana ripening capability and operate a fresh-cut produce facility. In Larissa, Greece, we own and operate a production facility for prepared fruit, tomato products and snacks.

Asia

Our products are distributed from four leased distribution centers located at strategic ports in Japan with cold storage and banana ripening operations. In Japan, we also operate two fresh-cut fruit facilities. One is owned and the other one is leased. In Hong Kong, we lease a distribution center. In addition, we lease two distribution centers in South Korea and own one facility that includes a fresh-cut fruit operation. Our distribution centers include state-of-the art ripening technology and other value-added services.

Central America

In Costa Rica, we own a juice processing plant and an IQF (individually quick frozen) fruit processing plant. In Costa Rica and Guatemala, we own and operate greenhouses where we produce tomatoes and other vegetables for export and for the local market. In Panama, we are developing a banana operation on leased land that will eventually include approximately 11,000 acres. As of the end of 2018 we had approximately 3,500 acres of leased land under development.

South America

In Brazil, we own approximately 28,000 acres of land of which 2,400 acres are under production. In Uruguay, we own approximately 7,800 acres of which 4,200 acres contain a citrus plantation that is leased to a third party.

Africa

In Thika, Kenya, we own and operate a warehouse, a pineapple cannery and a juice production facility.

Middle East

In Jordan, we own an integrated poultry business including poultry farms, hatcheries, a feed mill, a poultry slaughterhouse and a meat processing plant. In Jordan, we also own a 25 acre hydroponic tomato operation on leased land and a 70% owned joint venture which operates a 34 acre herb farm on leased land in the Jordan valley. In the UAE, we own a combined distribution/manufacturing center in Dubai. This state-of-the-art facility includes banana ripening and cold storage facilities, fresh-cut fruit and vegetable operations, an ultra fresh juice manufacturing operation and prepared food manufacturing. In addition, we lease and operate a distribution center in Abu-Dhabi, UAE that includes banana ripening and cold storage facilities. In Saudi Arabia, we own 60% of a joint venture that operates two owned distribution centers strategically located in Jeddah and Riyadh, with banana ripening, cold storage facilities and fresh-cut products and prepared food manufacturing capabilities.

Maritime and Other Equipment (including Containers)

We own a fleet of nine and charter another seven refrigerated ships. In addition, we own or lease other related equipment, including approximately 6,000 refrigerated container units and 301 trucks and refrigerated trailers used to transport our fresh produce in the United States. In the Middle East, we own approximately 360 trucks principally used to deliver fresh produce and prepared food products to customers.

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

The principal capital expenditures planned for 2019 consist primarily of expansion and improvement of production facilities in North America, principally our newly acquired Mann Packing facilities, combined with production facilities in Costa Rica, the Philippines, Chile, Guatemala, Mexico, Panama, Kenya and Jordan. We also plan capital expenditures for expansion and improvements of our distribution and fresh-cut facilities in the United States, Europe and Asia. In addition, as part of our ship building program entered into in 2017 and 2018, we expect to make additional payments on the construction of our six new container ships that are scheduled to be delivered commencing in 2020.

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

Shareholders

As of February 8, 2019, we had 66 shareholders of record, which excludes shareholders whose shares were held by brokerage firms, depositories and other institutional firms.

Performance Graph

The following graph compares the cumulative five-year total return of holders of FDP ordinary shares with the cumulative total returns of the S&P 500 index and the S&P 500 Food Products index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 27, 2013 to December 28, 2018.

	12/27/2013	12/26/2014	1/1/2016	12/30/2016	12/29/2017	12/28/2018
Fresh Del Monte Produce Inc.	100.00	120.58	141.23	222.53	177.01	106.22
S&P 500	100.00	113.69	115.26	129.05	157.22	150.33
S&P 500 Food Products	100.00	110.16	125.32	141.10	139.33	113.89

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Share Repurchase Program

The following table provides information regarding our purchases of Ordinary Shares during the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
October 1, 2018 through October 31, 2018	—	$—	—	$280,358,086
November 1, 2018 through November 30, 2018	—	$—	—	$280,358,086
December 1, 2018 through December 28, 2018	—	$—	—	$280,358,086
Total	—	$—	—	$280,358,086

(1)	For the year ended December 28, 2018, we repurchased and retired 730,532 of our ordinary shares.

(2)	On February 21, 2018, our Board of Directors approved a three-year repurchase program of up to $300 million of our ordinary shares.

Item 6.	Selected Financial Data
Our fiscal year end is the last Friday of the calendar year or the first Friday subsequent to the end of the calendar year, whichever is closest to the end of the calendar year.

The following selected financial data for the years ended December 26, 2014, January 1, 2016, December 30, 2016, December 29, 2017 and December 28, 2018 is derived from our audited Consolidated Financial Statements for the applicable year, prepared in accordance with U.S. generally accepted accounting principles.

The following selected financial data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and accompanying notes contained in Item 8. Financial Statements and Supplementary Data in this Report.

	Year ended
	December 28, 2018	December 29, 2017	December 30, 2016	January 1, 2016	December 26, 2014
	(U.S. Dollars in millions, except share and per share data)
Statement of Income Data:
Net sales	$4,493.9	$4,085.9	$4,011.5	$4,056.5	$3,927.5
Cost of products sold	4,214.1	3,754.3	3,550.1	3,714.2	3,562.7
Gross profit	279.8	331.6	461.4	342.3	364.8
Selling, general and administrative expenses	194.7	173.2	187.4	183.9	175.8
(Gain) loss on disposal of property, plant and equipment	(7.1)	3.0	—	(2.1)	4.3
Goodwill and trademark impairment charges	11.3	0.9	2.6	66.1	—
Asset impairment and other charges, net	42.3	1.8	27.2	3.4	11.2
Operating income	38.6	152.7	244.2	91.0	173.5
Interest expense, net	22.7	5.6	3.4	3.7	2.6
Other expense, net	15.7	3.0	3.4	7.2	12.0

Income before income taxes	0.2	144.1	237.4	80.1	158.9
Provision for income taxes	16.1	24.9	11.8	13.7	14.3
Net (loss) income	$(15.9)	$119.2	$225.6	$66.4	$144.6

Less: net income (loss) attributable to reedemable and noncontrolling interest	6.0	(1.6)	0.5	4.0	2.2
Net (loss) income attributable to Fresh Del Monte Produce Inc.	$(21.9)	$120.8	$225.1	$62.4	$142.4

Net (loss) income per ordinary share attributable to Fresh Del Monte Produce Inc. - Basic	$(0.45)	$2.40	$4.37	$1.18	$2.54

Net (loss) income per ordinary share attributable to Fresh Del Monte Produce Inc.- Diluted	$(0.45)	$2.39	$4.33	$1.17	$2.53

Dividends declared per ordinary share	$0.60	$0.60	$0.55	$0.50	$0.50

Weighted average number of ordinary shares:
Basic	48,625,175	50,247,881	51,507,755	52,750,212	55,966,531
Diluted	48,625,175	50,588,708	51,962,195	53,199,533	56,347,092

Balance Sheet Data (at period end):
Cash and cash equivalents	$21.3	$25.1	$20.1	$24.9	$34.1
Working capital	552.8	626.0	592.0	604.0	631.5
Total assets	3,255.2	2,766.9	2,653.3	2,596.1	2,675.3
Total debt	662.4	357.6	232.3	254.2	266.9
Shareholders' equity	1,717.8	1,791.2	1,816.4	1,750.9	1,787.9

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are one of the world’s leading vertically integrated producers, marketers and distributors of high-quality fresh and fresh-cut fruit and vegetables, as well as a leading producer and marketer of prepared fruit and vegetables, juices, beverages and snacks in Europe, Africa and the Middle East. We market our products worldwide under the DEL MONTE® brand, a symbol of product innovation, quality, freshness and reliability since 1892. Our global sourcing and logistics system allows us to provide regular delivery of consistently high-quality produce and value-added services to our customers. Our major producing operations are located in North, Central and South America, Asia and Africa. Production operations are aggregated on the basis of our products: bananas, other fresh produce and prepared foods. Other fresh produce includes pineapples, melons, tomatoes, non-tropical fruit (including grapes, apples, citrus, blueberries, strawberries, pears, peaches, plums, nectarines, cherries and kiwis), avocados, fresh-cut fruit and vegetables, other fruit and vegetables and a plastic product and box manufacturing business and third-party ocean freight services. Prepared foods include prepared fruit and vegetables, juices, other beverages, snacks, prepared meals, poultry and meat products.

Strategy

Our strategy is a combination of maximizing revenues from our existing infrastructure, entering new markets and strict cost control initiatives. We plan to continue to capitalize on the growing global demand for fresh produce and expand our reach into existing and new markets. We expect sales growth of fresh produce in key markets by increasing our sales volume and per unit sales prices as permitted by market conditions. Our strategy includes increasing volumes from existing production and distribution facilities in order to improve operating efficiencies and reduce per unit costs. We plan additional investments in production facilities in order to expand our product offering in established markets and continue with our recent expansion in growth markets, such as the Middle East and Africa. We also plan additional investments in our North America, Middle East and Europe distribution and fresh-cut fruit and vegetables facilities to support our planned growth in these markets and expansion of production facilities at our recently acquired Mann Packing fresh and value-added vegetable products operation in California.

Net Sales

Our net sales are affected by numerous factors, including mainly the balance between the supply of and demand for our produce and competition from other fresh produce companies. Our net sales are also dependent on our ability to supply a consistent volume and quality of fresh produce to the markets we serve. For example, seasonal variations in demand for bananas as a result of increased supply and competition from other fruit are reflected in the seasonal fluctuations in banana prices, with the first six months of each year generally exhibiting stronger demand and higher prices, except in those years where an excess supply exists.  In 2018, our overall banana sales volume decreased by 7% and our average per unit sales prices increased by 3%, primarily due to lower sales volumes in the Middle East and Europe, partially offset by higher pricing in the Middle East and North America, resulting in an overall decrease of 4% in banana net sales. Our net sales of other fresh produce were positively impacted by the net sales of Mann Packing, higher sales volumes of avocado in North America and fresh-cut products in Europe, Asia and the Middle East combined with higher net sales of non-produce operations. Negatively impacting our net sales of other fresh produce were lower non-tropical fruit and tomatoes sales volumes principally as a result of our planned volume reductions in those categories as part of our effort to increase profitability. In our prepared food business, we generally realize the largest portion of our net sales and gross profit in the third and fourth quarters of the year. During 2018, our prepared food net sales increased primarily as a result of the Mann Packing prepared food products and higher sales volumes of canned deciduous products in Europe. Partially offsetting these increases were lower sales volumes and per unit sales prices of prepared pineapple products and lower net sales in our Jordanian poultry business, principally the result of high industry supplies and increased competition.

Since our financial reporting currency is the U.S. dollar, our net sales are significantly affected by fluctuations in the value of the currency in which we conduct our sales versus the dollar, with a weaker dollar versus such currencies resulting in increased net sales in dollar terms. Including the effect of our foreign currency hedges, net sales for 2018 were positively impacted by $45.5 million, as compared to 2017, principally as a result of a stronger euro, British pound, Korean won and Japanese yen.

During 2018, our net sales were positively affected by the net sales of Mann Packing which we acquired on February 26, 2018 and by higher sales volumes of avocados principally sourced from independent growers in Mexico and by higher sales volume of fresh-cut products in all regions that resulted from an expanded customer base and improved demand for our products along with increased production capability. Our net sales growth in recent years has been achieved primarily through higher sales volume in existing markets of other fresh produce, primarily fresh-cut products, avocados and other fruits and vegetables. Our net sales growth in recent years has also been attributable to a broadening of our product line with the expansion of our fresh-cut produce business, specifically increased sales to the foodservice sector and convenience stores combined with our expansion into new markets as well as new product offerings including berries and other fruits and vegetables. We expect our net sales growth to continue to be driven by increased sales volumes across all of our segments. In North America, we expect net sales growth by further expanding the market reach of Mann Packing vegetable products and new product development. In all of our markets, we expect our sales growth to continue with new fresh-cut product offerings and increased volumes of existing products. In the Middle East, Europe and Asia, we expect to continue to increase our net sales of our fresh produce and prepared food product offerings as a result of our expansion in various markets in the region. We also expect to increase our sales by developing new products in the prepared food segment, targeting the convenience store and foodservice trade in selected North American, European and Middle Eastern markets and to continue to expand our sales of beverage products in North America, the Middle East, European and Sub-Sahara African markets.

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

Variations in containerboard prices, which affect the cost of boxes and other packaging materials, and fuel prices can have a significant impact on our product cost and our profit margins. Also, variations in the production yields, fertilizers and other input costs and the cost to procure products from independent growers can have a significant impact on our costs. Containerboard, plastic, resin and fuel prices have historically been volatile. During 2017, cost of fuel increased 36%, containerboard increased 2% and fertilizer decreased 3% resulting in an increase of cost of product sold of $21.7 million. During 2018, cost of fuel increased 30%, containerboard increased 12% and fertilizer increased 10% resulting in an increase of cost of products sold of $38.3 million.

In general, changes in our volume of products sold can have a disproportionate effect on our gross profit. Within any particular year, a significant portion of our cost of products sold is fixed, both with respect to our operations and with respect to the cost of produce purchased from independent growers from whom we have agreed to purchase all the products they produce. Accordingly, higher volumes produced on company-owned farms directly reduce the average per-box cost, while lower volumes directly increase the average per-box cost. In addition, because the volume that will actually be produced on our farms and by independent growers in any given year depends on a variety of factors, including weather, that are beyond our control or the control of our independent growers, it is difficult to predict volumes and per-box costs. During 2018, cost of product sold was negatively affected by higher fuel costs, higher fruit costs and higher distribution costs resulting in an 10% increase in our average per unit cost of product sold. Our banana production and procurement costs increased 2% and our pineapple production and procurement costs increased 3%. In our expanding avocado and fresh-cut product category, procurements costs decreased as improved growing conditions in Mexico and lower costs positively affected our results. Non-tropical fruit costs were negatively affected by unfavorable growing conditions in our Chile operations resulting in a slight increase in our fruit cost. In our prepared food segment, production costs were negatively affected by higher production costs in our Jordanian poultry operations and by higher production costs for pineapple products in our Kenya operations and in our canned deciduous operations in Greece.

Since our financial reporting currency is the U.S. dollar, our costs are affected by fluctuations in the value of the currency in which we have significant operations versus the dollar, with higher costs resulting from a weak U.S. dollar. During 2018, cost of products sold was negatively impacted by approximately $3.6 million as compared with 2017 due to a stronger euro, Chilean peso, Korean won and British pound.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily include the costs associated with selling in countries where we have our own sales force, advertising and promotional expenses, professional fees, general corporate overhead and other related administrative functions. During 2018, our selling, general and administrative expenses increased primarily due to the acquisition of Mann Packing and a stronger euro. Our executive compensation was lower due to reduced earnings as well as our legal expenses were positively affected principally by reduced litigation.

 (Gain) Loss on Disposal of Property, Plant and Equipment

(Gain) loss on disposal of property, plant and equipment in 2018 comprised principally of the gain on the sale of surplus land in the United Kingdom, the gain on the sale of a refrigerated vessel and the gain on the sale of surplus plant and equipment principally in Chile, Brazil and the Philippines. Also included were losses on disposal of low-yielding banana plants in Costa Rica and Guatemala in order to replant and improve productivity, the disposal of non-tropical plants in Chile due to varietal changes and a loss on the sale of tomato assets in the State of Virginia.

Goodwill and Trademark Impairment Charges

We review goodwill and other intangible assets for impairment on an annual basis or earlier if indicators for impairment are present. We incurred a trademark impairment of $11.3 million during 2018 and $0.9 million during 2017 related to the DEL MONTE® perpetual, royalty-free brand name license for prepared foods and beverage products in Europe, the Middle East, Africa and certain Central Asian countries due to lower than expected sales volume and pricing related to our prepared food segment.

The goodwill associated with our banana segment business unit and the trade names and remaining trademarks associated with our prepared segment business are highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets. If the banana segment does not perform to expected levels, the banana segment goodwill may be at risk for impairment in the future. If the prepared food reporting unit does not perform to expected levels, the trade names and trademarks associated with this unit may also be at risk for further impairment in the future.

Asset Impairment and Other Charges, Net

In 2018, we incurred asset impairment and other charges totaling $42.3 million related to our decision to abandon certain low-yield areas in our banana operation in the Philippines; acquisition-related expenses, principally the Mann Packing acquisition; restructuring charges as a result of cost reduction initiatives in our Chilean non-tropical fruit operation; asset impairment charges related to underutilized assets in Central America in the banana and other fresh produce segments; asset impairment charges related to cost reduction initiatives in Costa Rica in the banana segment; a credit related to insurance proceeds due to damage from inclement weather in one of our California facilities related to the other fresh produce segment and a credit related to the former President/COO transition charges.

In 2017, we incurred asset impairment and other charges totaling $1.8 million related to flood damage in our Chile non-tropical fruit and Philippines banana operations; asset impairments in Central America in the banana segment; impairment due to our decision to cease the development of an investment initiative in Africa; other charges related to Kunia Well Site in Hawaii for EPA remediation additional expenses and a credit due to insurance proceeds related to previously announced flood damage in our Chile non-tropical fruit operations.

Interest Expense

Interest expense consists primarily of interest on borrowings under working capital facilities that we maintain and interest on other long-term debt primarily for capital lease obligations. In 2018, our interest expense increased due to higher average debt balances, principally as a result of the additional borrowing for the Mann Packing acquisition and higher interest rates.

Other Expense, Net

Other expense, net, primarily consists of currency exchange gains or losses, other components of pension costs and other miscellaneous income and expense items. During 2018, we incurred higher foreign exchange losses. In addition, we recorded the reclassification of other components of pension costs from selling, general and administrative expenses to other expenses.

Provision for Income Taxes

The provision for income taxes in 2018 was $16.1 million. Income taxes consist of the consolidation of the tax provisions, computed on a separate entity basis, in each country in which we have operations. Since we are a non-U.S. company with substantial operations outside the United States, a substantial portion of our results of operations is not subject to U.S. taxation. Several of the countries in which we operate have lower tax rates than the United States. We are subject to U.S. taxation on our operations in the United States. From time to time, tax authorities in various jurisdictions in which we operate audit our tax returns and review our tax positions. There are audits presently pending in various countries. There can be no assurance that any tax audits, or changes in existing tax laws or interpretations in countries in which we operate will not result in an increased effective tax rate for us.

Tax reform
On December 22, 2017, the Tax Cut and Jobs Act (the “Act”) was signed into law. In accordance with Staff Accounting Bulletin (“SAB”) 118, we recognized the estimated impact of this legislation as a component of income tax expense in our audited financial statements for the year ending December 29, 2017. SAB 118 allows for a measurement period, not to extend beyond one year from the enactment date, for companies to complete their accounting for the provisions of the Act under Accounting Standards Codification ("ASC") 740. As of September 28, 2018, we finalized our analysis of the impact of the Act and determined that there were no adjustments required to be recorded for the financial statement for the year ending December 29, 2017.

New Internal Revenue Code section 951A has been adopted, which would require a U.S. shareholder of a Controlled Foreign Corporation ("CFC"), to include in income its Global Intangible Low-taxed Income ("GILTI") in a manner similar to subpart F income. The statutory language allows a deduction for corporate shareholders equal to 50% of GILTI, which would be reduced to 37.5% starting in 2026. In general, GILTI would be the excess of a shareholder’s CFCs’ net income over a routine or ordinary return. GILTI is described as the excess of a U.S. shareholder’s net CFC tested income over its “net deemed tangible income return,” which is defined as 10% of its CFCs’ “qualified business asset investment,” reduced by certain interest expense taken into account in determining net CFC tested income. The provision will impact us beginning in 2018. Under the revised definition of CFC’s, two of our subsidiaries become SFC’s and fall under the GILTI provision beginning in 2018. Based upon the historical level of earnings and assets in these companies, the impact of this provision is not material.
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
Results of Operations

The following table presents, for each of the periods indicated, certain income statement data expressed as a percentage of net sales:

	Year ended
	December 28, 2018	December 29, 2017	December 30, 2016
Statement of Income Data:
Net sales	100.0%	100.0%	100.0%
Gross profit	6.2	8.1	11.5
Selling, general and administrative expenses	4.3	4.2	4.7
Operating income	0.9	3.7	6.1
Interest expense	0.5	0.2	0.1
Net (loss) income attributable to
Fresh Del Monte Produce Inc.	(0.5)	3.0	5.6

The following tables present for each of the periods indicated (i) net sales by geographic region, (ii) net sales by product category and (iii) gross profit by product category and, in each case, the percentage of the total represented thereby:

	Year ended
	December 28, 2018		December 29, 2017		December 30, 2016
	(U.S. dollars in millions)
Net sales by geographic region:
North America	$2,871.3	64%	$2,382.4	58%	$2,221.5	55%
Europe	653.7	15%	665.9	16%	673.1	17%
Middle East	445.6	10%	518.8	13%	569.8	14%
Asia	465.7	10%	460.2	11%	477.2	12%
Other	57.6	1%	58.6	2%	69.9	2%
Total	$4,493.9	100%	$4,085.9	100%	$4,011.5	100%

	Year ended
	December 28, 2018		December 29, 2017		December 30, 2016
	(U.S. dollars in millions)
Net sales by product category:
Other fresh produce	$2,443.0	54%	$1,997.2	49%	$1,852.6	46%
Banana	1,703.1	38%	1,775.1	43%	1,811.5	45%
Prepared food	347.8	8%	313.6	8%	347.4	9%
Total	$4,493.9	100%	$4,085.9	100%	$4,011.5	100%

Gross profit by product category:
Other fresh produce	$180.2	64%	$179.2	54%	$236.7	51%
Banana	84.1	30%	113.4	34%	159.5	35%
Prepared food	15.5	6%	39.0	12%	65.2	14%
Total	$279.8	100%	$331.6	100%	$461.4	100%

2018 Compared with 2017

Net Sales. Net sales for 2018 were $4,493.9 million compared with $4,085.9 million in 2017. The increase in net sales of $408.0 million was attributable to higher net sales in our other fresh produce and prepared food segments, partially offset by lower net sales in our banana segment.

•
Net sales in the other fresh produce segment increased $445.8 million principally as a result of higher net sales of fresh-cut products, vegetables, avocados and non produce operations, partially offset by lower net sales of tomatoes and non-tropical fruit.

◦
Net sales of fresh-cut products increased primarily due to the sales of Mann Packing fresh-cut vegetable products in North America. Also contributing to the increase were higher sales prices and volumes in Europe and Asia which were mostly attributable to favorable exchange rates and improved customer demand.

◦	Net sales of vegetables increased due to the sales of Mann Packing vegetable products in North America such as broccoli, cauliflower and lettuce.

◦
Net sales of avocados increased due to higher sales volume in North America primarily as a result of higher customer demand, partially offset by lower per unit sales prices due to high industry supplies. Also contributing to the increase were higher net sales in Asia as a result of increased shipments from Mexico.

◦	Net sales of non produce operations increased primarily due to higher net sales in our third party commercial freight service in North America and in our plastics business in Chile.

◦	Net sales of tomatoes decreased due to the discontinuance of our U.S. growing operations during 2018.

◦
Net sales of non-tropical fruit decreased primarily due to lower sales volumes of grapes in Asia, North America and Europe principally due to reduced shipments from Chile. Also contributing to the decrease were lower shipments of cherries to China during the fourth quarter 2018.

•
Net sales in the prepared food segment increased $34.2 million principally due to the sales of Mann Packing prepared food vegetable products in North America and higher sales volume of canned deciduous products in Europe. Partially offsetting these increases were lower sales volumes and per unit sales prices of canned pineapple products in Europe and lower pricing on industrial pineapple products primarily due to industry oversupply and lower customer demand. Also contributing to the decrease, were lower pricing in our Jordanian poultry business due to increased competition and market oversupply.

•
Net sales of bananas decreased $72.0 million principally due to lower net sales in the Middle East and Europe, partially offset by higher net sales in Asia and North America. Worldwide banana sales volume decreased by 7%.

◦
Middle East banana net sales decreased principally due to lower sales volumes as a result of reduced supplies from the Philippines due to lower sales to Iran and Iraq as a result of the political situation in those markets. Partially offsetting these decreases were higher per unit sales prices.

◦
Europe banana net sales decreased due to lower sales volumes and slightly lower pricing primarily as a result of high industry supplies and increased competition. Partially offsetting these decreases were favorable exchange rates.

◦	Asia banana net sales increased as a result of higher sales volumes and slightly higher per unit sales prices. Contributing to this increase were favorable exchange rates and higher customer demand.

◦	North America banana net sales increased as a result of higher per unit sales prices, partially offset by lower sales volumes.

Cost of Products Sold. Cost of products sold was $4,214.1 million for 2018 compared with $3,754.3 million in 2017, an increase of $459.8 million. The increase was primarily attributable to cost of product sold related to the Mann Packing acquisition which contributed $452.7 million of the increase. Also contributing to the increase were higher fruit cost, higher distribution costs principally in North America and Europe as a result of increased trucking rates attributable to limited availability of resources, higher fuel costs and higher containerboard costs. Higher container shipping rates in the Middle East and Asia were also contributors to our increase in cost of product sold. Partially offsetting these increases were lower banana sales volumes.
Gross Profit. Gross profit was $279.8 million for 2018 compared with $331.6 million for 2017, a decrease of $51.8 million. This decrease was attributable to lower gross profit in our banana and prepared food business segments, partially offset by higher gross profit in our other fresh produce segment.

•
Gross profit in the banana segment decreased by $29.3 million primarily due to higher fruit cost per box, higher distribution costs and lower sales volumes in North America, Europe and the Middle East. Also contributing to the decrease were higher ocean freight costs in North America, the Middle East and Asia as well as higher fruit costs. Offsetting these decreases were higher per unit sales prices in North America and the Middle East. Worldwide banana per unit sales prices increased 3% and per unit cost increased 5%.

•
Gross profit in the prepared food segment decreased by $23.5 million principally due to lower sales prices on industrial and canned pineapple products as a result of excess industry supply and lower demand. Also contributing to the decrease was lower gross profit in our Jordanian poultry business primarily due to lower pricing resulting from oversupply and increased competition.

•
Gross profit in the other fresh produce segment increased $1.0 million principally due to higher gross profit on fresh-cut products, avocados and non produce operations, partially offset by lower gross profit on pineapples, tomatoes and melons.

◦
Gross profit on fresh-cut products increased principally due to Mann Packing fresh-cut vegetables products. Also contributing to the increase were higher sales volume and sales prices in Europe and Asia and higher sales prices in North America. Partially offsetting these increases were lower sales prices in the Middle East.

◦	Gross profit on avocados increased due to higher sales volumes in North America and lower procurement costs, partially offset by lower per unit sales price.

◦	Gross profit on non produce operations increased primarily due to higher net sales in our third party commercial freight services in North America and in our plastics business in Chile.

◦
Gross profit on pineapples decreased principally due to higher fruit cost in Costa Rica, higher distributions costs in North America, Europe and the Middle East and higher ocean freight costs in North America, the Middle East and Asia. Also contributing to the decrease in gross profit was lower per unit sales prices in North America and the Middle East. Partially offsetting these decreases were higher sales volumes in North America, Europe and Asia. Worldwide pineapple per unit sales price decreased 3% and per unit costs increased 6%.

◦	Gross profit on tomatoes decreased principally due to lower sales volumes as a result of the discontinuance of our U.S. growing operations during the year combined with higher costs.

◦	Gross profit on melons decreased primarily due to higher fruit and distribution cost combined with lower per unit sale price in North America.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $21.5 million from $173.2 million in 2017 to $194.7 million in 2018. The increase was principally due to higher selling, general and administrative expenses in North America as a result of the Mann Packing acquisition combined with unfavorable exchange rates in Europe. Partially off setting these increases were lower executive compensation as a result of lower earnings and lower legal expenses. Also partially offsetting this increase in 2018 as compared with 2017 was the reclassification of approximately $4.7 million of pension costs to other expense.

(Gain) Loss on Disposal of Property, Plant and Equipment. The (gain) on disposal of property, plant and equipment was $(7.1) million during 2018 consisting principally of the gain on the sale of surplus land in the United Kingdom, the gain on the sale of a refrigerated vessel and the gain on the sale of surplus plant and equipment principally in Chile, Brazil and the Philippines. Partially offsetting these gains were the losses on disposal of low-yielding banana plants in Costa Rica and Guatemala in order to replant and improve productivity, the disposal of non-tropical plants in Chile due to varietal changes and a loss on the sale of tomato assets in the State of Virginia. During 2017, the loss on disposal of property, plant and equipment was $3.0 million consisting principally of the loss on disposal of low-yielding banana plants in Costa Rica and Guatemala in order to replant and improve productivity and disposal of deciduous plants in Chile, partially offset by a gain on the sale of shipping containers.
Goodwill and Trademark Impairment. In 2018, we incurred $11.3 million for impairment of the DEL MONTE® perpetual, royalty-free brand name license due to lower than expected sales volume and pricing related to the prepared food segment. In 2017, we incurred $0.9 million for impairment of the DEL MONTE® perpetual, royalty-free brand name license for beverage products in the United Kingdom due to lower than expected sales volume and pricing related to the prepared food segment.
Asset Impairment and Other Charges, Net. Asset impairment and other charges, net, was $42.3 million in 2018 as compared with $1.8 million in 2017.
Asset impairments and other charges, net, for 2018 were:

•	$32.3 million in asset impairment and other charges related to our decision to abandon certain low-yield areas in our banana operation in the Philippines;

•	$4.1 million in acquisition-related expenses, principally the Mann Packing acquisition;

•	$2.4 million in severance expense related to restructuring as a result of cost reduction initiatives in our Chilean non-tropical fruit operation;

•	$2.3 million in asset impairment charges related to underutilized assets in Central America in the banana and other fresh produce segments;

•	$1.8 million in asset impairment charges related to cost reduction initiatives in Costa Rica in the banana segment;

•	$1.0 million in asset impairment charges related to our decision to discontinue tomato growing operations in the United States primarily due to high production cost;

•	credits of $(1.0) million principally related to insurance proceeds due to damage from inclement weather in one of our California facilities related to the other fresh produce segment; and

•	a credit of $(0.6) million related to the former President/COO transition charges.

Asset impairments and other charges (credits), net, for 2017 were:

•	$1.5 million due to our decision to cease the development of an investment initiative in Africa related to the prepared food segment;

•	$0.8 million related to flood damage in our Philippines banana operations;

•	$0.6 million related to underutilized assets in Central America related to the banana segment;

•	$1.8 million related to flood damage in our Chile non-tropical fruit operation;

•	a credit of $(3.4) million for insurance recoveries related to previously announced flood damage in our Chile non-tropical fruit operations; and

•	$0.5 million related to Kunia Well Site in Hawaii for EPA remediation additional expenses.

Operating Income. Operating income in 2018 was $38.6 million compared with operating income of $152.7 million in 2017, a decrease of $114.1 million. The decrease in operating income was principally due to lower gross profit, higher selling, general and administrative expenses and higher goodwill and trademark impairment charges as well as higher asset impairments and other charges, net. Partially offsetting these decreases in operating income, was a gain on disposal of property, plant and equipment during 2018 as compared with a loss during 2017.
Interest Expense. Interest expense was $23.6 million in 2018 compared with $6.4 million in 2017, an increase of $17.2 million. The increase was primarily due to higher average debt balances as a result of the Mann acquisition combined with higher interest rates.
Other Expense, Net. Other expense, net, was $15.7 million for 2018 compared with $3.0 million in 2017. The increase in other expense, net, of $12.7 million was principally attributable to higher foreign exchange losses and pension costs reclassified from operating expenses during 2018 as compared with 2017.

Provision for Income Taxes. Provision for income taxes was $16.1 million in 2018 compared with $24.9 million in 2017. The decrease in the provision for income taxes of $8.8 million is primarily due to lower taxable earnings in certain jurisdictions.
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

Liquidity and Capital Resources

Net cash provided by operating activities was $246.6 million for 2018 compared with $194.2 million for 2017, an increase of $52.4 million. The increase in net cash provided by operating activities was principally attributable to higher accounts payable and accrued expenses primarily as a result of improved cash management principally more beneficial payment terms with suppliers. Partially offsetting this increase was lower net income and higher accounts receivables, inventories and prepaid expenses and other current assets.

Net cash provided by operating activities was $194.2 million for 2017 compared with $344.6 million for 2016, a decrease of $150.4 million. The decrease in net cash provided by operating activities was principally attributable to lower net income and higher levels of inventory and accounts receivable. Partially offsetting these decreases were lower prepaid expenses and other current assets combined with higher accounts payables and accrued expenses.

Working capital was $552.8 million at December 28, 2018 compared with $626.0 million at December 29, 2017, a decrease of $73.2 million. The decrease in working capital was principally due to higher levels of accounts payable and accrued expenses, partially offset by higher accounts receivable, inventories, assets held for sale and prepaid expenses and other current assets. The increase in accounts payable and accrued expenses was primarily due to the acquisition of Mann Packing combined with improved cash management. The increase in accounts receivable and inventory was primarily due to higher net sales. The increase in assets held for sale was principally due to $42.2 million of excess land in North America that is in the process of selling, the increase in prepaid expenses and other current assets is principally due to higher prepaid taxes in the United States.

Net cash used in investing activities was $494.8 million for 2018, $133.8 million for 2017 and $143.3 million for 2016. Net cash used in investing activities for 2018 consisted of $150.5 million in capital expenditures, purchase of businesses of $357.5 million, and investments in unconsolidated companies of $4.2 million, partially offset by $17.4 million in proceeds from sales of property, plant and equipment.

Capital expenditures for 2018 consisted of approximately $29.9 million related to the banana segment. Banana segment capital expenditures consisted primarily of $16.4 million of expansion and improvements to our production facilities in Central America including our continuing development of our new Panama operation and $6.4 million in expansions and improvements to our Philippines operations. The remaining $7.1 million in our banana related capital expenditures were primarily for improvements to our distribution centers and for information technology systems. Approximately $67.5 million of our 2018 capital expenditures were related to the other fresh produce segment. This consisted of approximately $25.8 million for expansion and improvements to the Mann Packing facilities, including the construction of the new manufacturing plant in Gonzales, California; $9.6 million for a new avocado packing and sorting facility in Mexico; $8.4 million for improvements to our non-tropical fruit operations in Chile and $6.7 million on improvements to our pineapple operations in Costa Rica and Philippines. The remaining $17.0 million in capital expenditures related to the other fresh produce segment consists primarily of expansion and improvements to our fresh-cut facilities and information technology initiatives. Approximately $15.6 million of our 2018 capital expenditures relate to the prepared food segment, consisting primarily of improvements and expansion to our Kenya, Greece, Mann Packing and Jordan prepared food operations. Also included in capital expenditures for 2018 were approximately $37.5 million for progress payments for the construction of six new container ships. Investments in unconsolidated companies is comprised of a 10% equity interest in Purple Carrot, a privately-held company providing plant-based meal kits in North America. Purchase of a business relates to the purchase of Mann Packing and an herb farm in Jordan. Proceeds from sales of property, plant and equipment for 2018 consisted primarily of the sale of surplus land in the United Kingdom, a refrigerated vessel, surplus plant and equipment principally in Chile, Brazil and the Philippines and of tomato assets in the State of Virginia.

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

On February 26, 2018, we acquired Mann Packing by purchasing all of its outstanding capital stock for an aggregate consideration of $357.2 million, net of cash received. This acquisition was funded by a three-day promissory note of $229.7 million, entered into at the seller's request, and cash of $127.5 million. The three-day promissory note was settled with cash on hand and borrowings under our credit facility. Mann Packing is an award-winning innovator and leading grower, processor and supplier of a broad variety of fresh and value-added vegetable products in North America with annual sales of $535.8 million in 2017. Mann Packing's strength in the vegetable category, one of the fastest growing fresh food segments, is allowing us to diversify our business, leverage our distribution network, infrastructure and increase our market reach. In addition, this transaction is expected to provide us with the following synergies:

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

Net cash provided by financing activities was $242.0 million for 2018. Net cash used in financing activities was $53.8 million for 2017 and $205.4 million for 2016. Net cash provided by financing activities for 2018 consisted of $304.5 million in net borrowings on long-term debt and $0.8 million in proceeds from stock options exercised, partially offset by $2.7 million for distributions to noncontrolling interests, net, $29.4 million in repurchase and retirement of ordinary shares, $2.2 million for stock-based awards settled in cash for taxes and $29.0 million in dividends paid.

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

On April 16, 2015, we entered into a five year, $800.0 million syndicated senior unsecured revolving credit facility maturing on April 15, 2020 (the "Credit Facility") with Bank of America, N.A. as administrative agent and Merril Lynch, Pierce, Fenner & Smith Inc. as sole lead arranger and sole book manager. Borrowings under the Credit Facility bear interest at a spread over the London Interbank Offer Rate ("LIBOR") that varies with our leverage ratio. The margin for LIBOR advances under the Credit Facility currently is 1.5%. The Credit Facility also includes a swing line facility, a letter of credit facility and a feature which allows, with bank approval, an increase in availability of up to an additional $300.0 million. On February 27, 2018, we exercised this option and increased the revolving borrowing capacity of the Credit Facility from $800.0 million to $1.1 billion. On September 27, 2018, we amended certain covenant ratios of our Credit Facility. All other terms of the Credit Facility substantially remained the same. During 2018, we entered into interest rate swaps in order to hedge the risk of the fluctuation on future interest payments related to our variable rate LIBOR-based borrowings from our Credit Facility.

Certain covenants of our credit facility restrict the payment of dividends unless certain ratios are met. These ratios were not met as of the end of 2018. Accordingly, we expect the Board of Directors will temporarily suspend the quarterly cash dividend.

We intend to use the Credit Facility from time to time for general corporate purposes, which may include the repayment or refinancing of our existing indebtedness, working capital needs, capital expenditures, funding of possible share repurchases and satisfaction of other obligations.

On June 19, 2018, we renewed the renewable 364-day, $25.0 million commercial and stand-by letter of credit facility with Rabobank Netherland, entered on June 22, 2015.

At December 28, 2018, we had borrowings of $661.3 million outstanding under the Credit Facility bearing interest at a per annum rate of 3.87%. In addition, we pay an unused commitment fee.

The Credit Facility is unsecured as long as we meet a certain leverage ratio and also requires us to comply with certain financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers.  As of December 28, 2018, we were in compliance with all of the financial and other covenants contained in the Credit Facility.

At December 28, 2018, we had $467.2 million of borrowing availability under committed working capital facilities, primarily under the Credit Facility.  At December 28, 2018, we applied $10.7 million to the Rabobank Nederland and Bank of America letter of credit facilities, in respect of certain contingent obligations and other governmental agencies and purchases of equipment and raw material guarantees and other trade related letters of credit. We also had $17.4 million in other letters of credit and bank guarantees not included in the letter of credit facilities.

As of December 28, 2018, we had $662.4 million of long-term debt and capital lease obligations, including the current portion, consisting of $661.3 million outstanding under the Credit Facility, and $1.1 million of capital lease obligations.

Based on our operating plan, combined with our borrowing limit under our Credit Facility, we believe we will have sufficient resources to meet our cash obligations in the foreseeable future. As of December 28, 2018, we had cash and cash equivalents of $21.3 million.

During 2017 and 2018, we entered into a definitive agreement for the building of six new refrigerated container ships to be delivered commencing in 2020. We made payments of $36.4 million in 2018 and expect to make payments of approximately $32.4 million in 2019, $85.8 million in 2020 and $20.7 million in 2021 for these six ships. We anticipate that this shipbuilding program will lead to the replacement of our entire U.S. east coast fleet of vessels. We expect to fund these capital expenditures through operating cash flows and bank borrowings.

During 2018, we paid approximately $2.8 million in termination benefits related to Chilean and Philippines restructuring, $1.4 million in contract termination for the closure of farms in the Philippines and $0.3 million in contract termination for the closure of distribution centers in Europe in previous periods. We expect additional charges for the Philippine restructuring within a range of $0.5 million to $1.0 million within the next 12 months.

In connection with a current examination of the tax returns in two foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing aggregating approximately $141.4 million (including interest and penalties) for tax years 2012 through 2016. We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities as we believe that the proposed adjustments are without technical merit.  We will continue to vigorously contest the adjustments and expect to exhaust all administrative and judicial remedies necessary to resolve the matters, which could be a lengthy process. We regularly assesses the likelihood of adverse outcomes resulting from examinations such as these to determine the adequacy of its tax reserves.  Accordingly, we have not accrued any additional amounts based upon the proposed adjustments.  There can be no assurance that these matters will be resolved in our favor, and an adverse outcome of either matter, or any future tax examinations involving similar assertions, could have a material effect on our financial condition, results of operations and cash flows.

On December 22, 2017, the Tax Cut and Jobs Act (the “Act”) was signed into law. In accordance with Staff Accounting Bulletin (“SAB”) 118, we recognized the estimated impact of this legislation as a component of income tax expense in our audited financial statements for the year ending December 29, 2017. SAB 118 allows for a measurement period, not to extend beyond one year from the enactment date, for companies to complete their accounting for the provisions of the Act under ASC 740. As of September 28, 2018 we finalized our analysis of the impact of the Act and determined that there were no adjustments required to be recorded for the financial statement for the year ending December 29, 2017.

The principal capital expenditures planned for 2019 consist primarily of expansion and improvement of production facilities in North America, principally our newly acquired Mann Packing facilities, combined with production facilities in Costa Rica, the Philippines, Chile, Guatemala, Mexico, Panama, Kenya and Jordan. We also plan capital expenditures for expansion and improvements of our distribution and fresh-cut facilities in the United States, Europe and Asia. In addition, as part of our ship building program entered into in 2017 and 2018, we expect to make additional payments of $32.4 million in 2019, $85.8 million in 2020 and $20.7 million in 2021 for the construction of our six new container ships. These ships are scheduled to be delivered commencing in 2020 and will replace our entire U.S. east coast fleet. We expect to fund our capital expenditures in 2019 through operating cash flows and borrowings under our Credit Facility. We generated cash from operations of $246.6 million in 2018 and had $433.7 million of borrowing capacity available under our Credit Facility as of December 28, 2018.

The fair value of our derivatives related to our foreign currency cash flow hedges were in a net liability of $0.8 million as of December 28, 2018 and $1.4 million as of December 29, 2017 due to relative strengthening or weakening of exchange rates when compared to contracted rates.  During 2018, we entered into interest rate swaps in order to hedge the risk of the fluctuation on future interest payments related to our variable rate LIBOR-based borrowings through 2028. The fair value of the derivatives related to our interest rates swap cash flow hedges were in a net liability of $7.6 million as of December 28, 2018.

We enter into derivative instruments with counterparties that are highly rated and do not expect a deterioration of our counterparty’s credit ratings; however, the deterioration of our counterparty’s credit ratings would affect the Consolidated Financial Statements in the recognition of the fair value of the hedges that would be transferred to earnings as the contracts settle. We expect that $0.8 million of the fair value of foreign currency hedges recognized as loss in accumulated other comprehensive income ("AOCI") will be transferred to earnings during the next 12 months and the remaining net loss related to our interest rate swap derivatives of $7.6 million in accumulated other comprehensive income over a period of 10 years, along with the earnings effect of the related forecasted transactions.

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

Revenue Recognition

Our revenues result from the sale of products or services and reflect the consideration to which we expect to be entitled. We record revenue based on a five-step model in accordance with Accounting Standards Codification ("ASC") 606 - "Revenues from Contracts with Customers". For our customer contracts, we identify the performance obligations (products or services), determine the transaction price, allocate the contract transaction price to the performance obligations, and recognize the revenue when the performance obligation is fulfilled, which is when the product is shipped to or received by the customer, depending on the specific terms of the arrangement. Our revenues are recorded at a point in time.

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

As part of our adoption of ASC 606, we elected the practical expedient to expense incremental costs of obtaining a contract, if the contract period is for one year or less. These costs are included in selling, general and administrative expenses. Otherwise, incremental contract costs are recognized as an asset in the consolidated balance sheets and amortized over time as promised goods and services are transferred to a customer. We also elected to adopt a policy that shipping and handling costs will be accounted for as costs to fulfill a contract and are not considered performance obligations to our customers. The impact was insignificant as the expedient and policy election align with our current practice. We also elected to exclude taxes collected from our customers assessed by government authorities that are both imposed on and concurrent with a specific revenue-producing transaction from our determination of transaction price. We utilize the practical expedient and do not adjust the promised amount of consideration for the effects of a significant financing component due to the fact that the period between the transfer of the promised good or service to a customer and the customer payment is one year or less.
The gain on disposal of property, plant and equipment, net for 2018 was $7.1 million and primarily related to the sale of surplus land in the United Kingdom for $6.4 million, which was accounted for using the guidance in ASC 610 - Other Income.
Refer to Note 22, "Business Segment Data" for additional description of our reportable business segments and disaggregated revenue disclosures.
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

Share-Based Compensation

Our share-based payments are composed entirely of compensation expense related to awards granted to employees and members of our Board of Directors, each of whom meets the definition of an employee under the provisions of the ASC 718 guidance on “Compensation-Stock Compensation.”

We recognize share-based compensation expense over the requisite service period, which is generally the vesting period of each award. Share-based compensation expense related to stock options, restricted stock awards and restricted stock units, for the year ended December 28, 2018, included in the determination of income before provision for income taxes and net income, totaled $11.5 million and is included in the accompanying Consolidated Statements of Operations for the year ended December 28, 2018 in selling, general and administrative expenses.

The amount of cash received from the exercise of stock options was $0.8 million for the year ended December 28, 2018.

Goodwill and Indefinite-Lived Intangible Assets

We assess goodwill and indefinite-lived intangible assets for impairment on an annual basis on the first day of the fourth quarter of each year, or sooner if events indicate such a review is necessary.

As part of the 2004 Del Monte Foods acquisition, we also acquired perpetual, royalty-free licenses to use the DEL MONTE® brand for processed and/or canned food in more than 100 countries throughout Europe, Africa, the Middle East and certain Central Asian countries. We can also produce, market and distribute certain prepared food products in North America based on our recently announced agreement with Del Monte Pacific utilizing the DEL MONTE® brand. This indefinite-lived intangible asset is not being amortized but is reviewed for impairment on the annual impairment assessment performed during the fourth quarter consistent with the ASC guidance on “Intangibles – Goodwill and Other” and includes $31.9 million at December 28, 2018 related to these licenses.

During 2018, based on the annual impairment review of trade names and trademarks performed on the first day of our fourth quarter in 2018 and due to the underperformance of our prepared products in Europe, Middle East and North Africa and prepared juice business in the United Kingdom, we incurred an impairment charge of $11.3 million. During 2017, we had incurred a charge of $0.9 million related to the prepared juice business in the United Kingdom also as a result of the annual impairment review of the trade names and trademarks.

During 2016, we incurred a goodwill impairment of $2.6 million representing 100% of the goodwill associated with the poultry business in Jordan in the prepared food segment. This impairment was principally due to underperformance.

The fair value of the banana reporting unit's goodwill and the prepared food unit’s trade names and trademarks are sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets. If the banana and the prepared food reporting units do not perform to expected levels, the banana goodwill and the DEL MONTE® brand trade names and trademarks associated with the prepared reporting unit may also be at risk for impairment in the future.

The following table highlights the sensitivities of the indefinite-lived intangibles at risk as of December 28, 2018 (U.S. dollars in millions):

	Banana Reporting Unit Goodwill	DEL MONTE® Prepared Reporting Unit Trade Names and Trademarks
Carrying value of indefinite-lived intangible assets	$64.5	$31.9

Approximate percentage by which the fair value exceeds the carrying value based on the annual impairment test as of the first day of fourth quarter	30.0%	—

Amount that a one percentage point increase in the discount rate and a 10% decrease in cash flows would cause the carrying value to exceed the fair value and trigger an impairment	$19.0	$5.2

As of December 28, 2018, we are not aware of any items or events that would cause an adjustment to the carrying value of Goodwill and Indefinite-Lived Intangible Assets.

Impairment of Long-Lived Assets

We account for the impairment of long-lived assets in accordance with the Codification guidance related to “Property, Plant and Equipment.” The Codification guidance requires write-downs to be incurred on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. We incurred charges related to impairment of long-lived assets of $35.1 million in 2018, $3.7 million in 2017 and $6.0 million in 2016. Such charges are included in asset impairment and other charges, net in the accompanying Consolidated Statement of Operations for the years ended December 28, 2018, December 29, 2017 and December 30, 2016.

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

Environmental Remediation Liabilities

Estimated expenses associated with environmental remediation obligations are accrued when such expenses are probable and can be reasonably estimated. We have recorded provisions for the Kunia Well Site related to the expected environmental remediation. The related liability is based on the Record of Decision, which was issued by the EPA on September 25, 2003. In 2004, we commenced certain remediation and further testing activities. The total liability for the Kunia Well Site was $13.5 million for year ended December 28, 2018 and $13.9 million for year ended December 29, 2017. Going forward, we expect to expend approximately $4.2 million for 2019 through 2023 on this matter. The ultimate amount of the cost for the expected environmental remediation of the Kunia Well Site is dependent on the actual cost. Actual remediation costs could significantly differ from our estimates.

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

We use derivative financial instruments primarily to reduce our exposure to adverse fluctuations in foreign exchange and interest rates. We enter into foreign exchange forward contracts with varying duration to hedge exposures resulting from portions of our forecasted revenues or forecasted expenses that are denominated in currencies other than the U.S. dollar. We entered into interest rate swap agreements that qualify for and are designated as cash flow hedges to achieve a desired mix of floating and fixed interest rates on our borrowings. These interest rate swap contracts convert the floating interest rate on a portion of our debt to a fixed rate, plus a borrowing spread. When entered into, we formally designate and document the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction. The fair values of derivatives used to hedge or modify our risks fluctuate over time. These fair value amounts should not be viewed in isolation, but rather in relation to the cash flows or fair value of the underlying hedged transactions or assets and other exposures and to the overall reduction in our risk relating to adverse fluctuations in foreign exchange and interest rates.

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

The purchase price allocation for the Mann Packing acquisition reflected in the accompanying financial statements and includes $162.0 million allocated to goodwill representing the excess of the purchase price over the fair values of assets acquired and liabilities assumed and is subject to revision. The fair value of the net assets acquired are estimated using Level 3 inputs based on unobservable inputs except for items such as working capital which are valued using Level 2 inputs due to mix of quoted prices for similar instruments and cash and cash equivalents valued as Level 1 due to its highly liquid nature. We primarily utilized the cost approach for the valuation of the personal and real property. For the definite-lived intangible assets including customer list intangibles and trade names and trademark were valued primarily using an income approach methodology.

The Mann Packing acquisition includes a put option exercisable by the 25% shareholder of one of the acquired subsidiaries. The put option allows the noncontrolling owner to sell his 25% noncontrolling interest to us for a multiple of the subsidiary's adjusted earnings. As the put option is outside of our control, the estimated value of the 25% noncontrolling interest is presented as a redeemable noncontrolling interest outside of permanent equity on our Consolidated Balance Sheets. The fair value assigned to this interest is estimated using Level 3 inputs based on unobservable inputs. Refer to Note 4 "Acquisitions" for further discussion on the acquisition of Mann Packing.

As of December 28, 2018, we recognized $2.2 million in asset impairment and other charges, net related to certain underutilized assets in Central America. The asset impairment consisted of a write-down of $2.2 million related to assets with a carrying value of $8.7 million. We estimated the fair value of these assets of $6.5 million using the market approach. The fair value of these assets are classified as Level 3 in the fair value hierarchy due to the mix of unobservable inputs utilized.

As of December 28, 2018, we have $45.4 million in property, plant and equipment meeting the criteria of assets held for sale included in prepaid expenses and other current assets primarily related to the discontinuance of tomato production assets including land, buildings and machinery and equipment in the United States in the other fresh produce segment. During the fourth quarter, we recognized an impairment charge of $1.0 million to recognize these assets at the lower of cost or fair value less cost to sell using the market approach. The fair value of these assets are classified as Level 3 in the fair value hierarchy due to the mix of unobservable inputs utilized.

During 2018, we incurred an impairment charge of $11.3 million for the DEL MONTE® prepared food segment's trade names and trademarks for which the fair value is $31.9 million. During 2017, based on the annual impairment review of trade names and trademarks performed on the first day of our fourth quarter of 2017 and due to the underperformance of our prepared juice business in the United Kingdom, we incurred a trade name and trademark impairment of $0.9 million. We utilized the royalty savings method, an income approach, to determine the fair value of the DEL MONTE® prepared food trade names and trademarks. Under this approach, fair value is measured as the present worth of anticipated future net cash flows generated by the asset. We corroborate other inputs used in the royalty savings method with market participant assumptions such as royalty rates and discount rates utilized, however due to the mix of unobservable inputs utilized, the fair value of the trademarks are classified as Level 3 of the fair value hierarchy.

During 2018, we recognized $1.9 million in asset impairment and other charges, net for contract termination obligations in the Philippines. We estimated the fair value of this obligation using an income based approach. The fair value of the contract termination obligation is classified as Level 3 of the fair value hierarchy due to the mix of unobservable inputs utilized.

New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2016-02, Leases, and has subsequently issued several supplemental and/or clarifying ASU's (collectively, "ASC 842"), which requires a dual approach for lease accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases may result in the lessee recognizing a right-of use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize lease expense on a straight-line basis. The guidance also requires qualitative and specific quantitative disclosures to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities, including significant judgments and changes in judgments. This ASU will be effective for us beginning the first day of our 2019 fiscal year. Early adoption is permitted. In July 2018, the FASB issued ASU 2018-11, to provide another optional transition method in addition to the existing transition method by allowing entities to initially apply the new leases standard at the adoption date (December 29, 2018, for the Company) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (Topic 840, Leases). We are currently evaluating this standard and anticipate that its adoption will have a material impact on the Consolidated Balance Sheet and related disclosures. We do not anticipate adoption will have a significant impact on our Consolidated Statements of Operations or Cash Flows. We have completed our initial scoping reviews to identify a complete population of leases to be recorded on the Consolidated Balance Sheet as a lease obligation and a right of use asset. We are in the process of implementing a new lease accounting information system to assist with the tracking and accounting for leases. Our efforts are focused on financial reporting and developing new internal controls. The standards provide a number of optional practical expedients and policy elections in transition. We will elect to apply the package of practical expedients under which we will not reassess under the standard our prior conclusions about lease classification and initial direct costs, and the expedient to not assess existing or expired land easements. We will elect the short-term lease recognition exemption for all leases that qualify, meaning we will recognize expense on a straight-line basis and will not include the recognition of a right-of-use asset or lease liability. We also will elect the policy to combine lease and non-lease components for all lease categories.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Measurement of Credit Losses on Financial Instruments, and subsequent amendment to the guidance, ASU 2018-19 in November 2018. The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. The amendment will affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2018-19 clarifies that receivables arising from operating leases are accounted for using lease guidance and not as financial instruments. The amendments should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. This ASU will be effective for us beginning the first day of our 2020 fiscal year. Early adoption is permitted. We are evaluating the impact of adoption of this ASU on our financial condition, results of operations and cash flows, and, as such, we are not able to estimate the effect the adoption of the new standard will have on our financial statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step two of the goodwill impairment test. The ASU permits an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This ASU will be effective for us beginning the first day of our 2020 fiscal year. Early adoption is permitted. We have elected to early adopt this ASU, and there was no impact of adoption to our financial condition, results of operations and cash flows.

Trend Information

Our net sales are affected by numerous factors, including mainly the balance between the supply of and demand for our produce and competition from other fresh produce companies. Our net sales are also dependent on our ability to supply a consistent volume and quality of fresh produce to the markets we serve. For example, seasonal variations in demand for bananas as a result of increased supply and competition from other fruit are reflected in the seasonal fluctuations in banana prices, with the first six months of each year generally exhibiting stronger demand and higher prices, except in those years where an excess supply exists.  In 2018, our overall banana sales volume decreased by 7% and our average per unit sales prices increased by 3%, primarily due to lower sales volumes in the Middle East and Europe, partially offset by higher pricing in the Middle East and North America, resulting in an overall decrease of 4% in banana net sales. Our net sales of other fresh produce were positively impacted by the net sales of Mann Packing, higher sales volumes of avocado in North America and fresh-cut products in Europe, Asia and the Middle East combined with higher net sales of non-produce operations. Negatively impacting our net sales of other fresh produce were lower non-tropical fruit and tomatoes sales volumes principally as a result of our planned volume reductions in those categories as part of our effort to increase profitability. In our prepared food business, we generally realize the largest portion of our net sales and gross profit in the third and fourth quarters of the year. During 2018, our prepared food net sales increased primarily as a result of the Mann Packing prepared food products and higher sales volumes of canned deciduous products in Europe. Partially offsetting these increases were lower sales volumes and per unit sales prices of prepared pineapple products and lower net sales in our Jordanian poultry business principally,principally the result of high industry supplies and increased competition.

Our strategy is a combination of maximizing revenues from our existing infrastructure, entering new markets and strict cost control initiatives. We plan to continue to capitalize on the growing global demand for fresh produce and expand our reach into existing and new markets. We expect sales growth of fresh produce in key markets by increasing our sales volume and per unit sales prices as permitted by market conditions. Our strategy includes increasing volumes from existing production and distribution facilities in order to improve operating efficiencies and reduce per unit costs. We plan additional investments in production facilities in order to expand our product offering in established markets and continue with our recent expansion in growth markets, such as the Middle East and Africa. We also plan additional investments in our North America, Middle East and Europe distribution and fresh-cut fruit and vegetables facilities to support our planned growth in these markets and expansion of production facilities at our recently acquired Mann Packing fresh and fresh-cut vegetable products operation in California.

In the pineapple and non-tropical fruit markets, we believe that the high degree of capital investment and cultivation expertise required, as well as the longer length of the growing cycle, makes it relatively difficult to enter the market. In addition, our profitability has depended significantly on our gross profit on the sale of our Del Monte Gold ® Extra Sweet pineapples. In 2018, our overall pineapple sales volume increased by 2% mostly due to product expansion in our Costa Rica operations, and our average per unit sales prices decreased 3% primarily due to higher industry supplies. Increased competition in the production and sale of Del Monte Gold ® Extra Sweet pineapples has adversely affect our results. We expect these competitive pressures to continue in 2019.

The fresh-cut produce market is highly fragmented, and we compete with a wide variety of local and regional distributors of branded and unbranded fresh-cut produce and, in the case of certain fresh-cut vegetables, a small number of large, branded producers and distributors. However, we believe that our principal competitive challenge is to capitalize on the growing trend of retail chains and independent grocers to outsource their own on-premises fresh-cut operations. We believe that our sales strategy, which emphasizes not only our existing sources of fresh produce, but also a full range of value-added services, strict compliance with food safety standards and our national distribution capability, positions us to increase our share of this market. In recent years our fresh-cut net sales have significantly increased as a result of higher customer demand and product expansion. In 2018, primarily as a result of the Mann Packing acquisition, our fresh-cut fruit and vegetable net sales increased by 55%.

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

For example, banana import regulations have in prior years restricted our access to the EU banana market and increased the cost of doing business in the EU.  In December 2009, the EU entered into an agreement with certain Latin America banana exporting countries to settle a long running dispute over banana import tariffs. This agreement was ratified in May 2010. Under this agreement, the EU will gradually reduce import tariffs on bananas from Latin America on an annual basis from the current level of €117 per ton in 2018 to €114 per ton by 2019, except for countries under Free Trade Agreements (FTA's). Countries under FTA's that signed bilateral agreements with the EU in 2012 are benefiting from accelerated but gradual reduction of import duties. The FTA's are in effect for Central American countries, Colombia, and Peru. The duty for FTA countries was €89 per ton for 2018, it will be €82 in 2019 and will be reduced to €75 per ton by January 1, 2020. Our Colombia and Central America sourced bananas benefit from this FTA agreement.

Our costs are determined in large part by the prices of fuel and packaging materials, including containerboard, plastic, resin and tin plate. We may be adversely affected if sufficient quantities of these materials are not available to us. Any significant increase in the cost of these items could also materially and adversely affect our operating results. Other than the cost of our products (including packaging), logistics (sea and inland transportation) costs represent the largest component of cost of products sold. Third-party containerized shipping rates are also a significant component of our logistic costs.  Containerboard, plastic, resin and fuel prices have historically been volatile. During 2017, cost of fuel increased 36%, containerboard increased 2% and fertilizer decreased 3% resulting in an increase of cost of product sold of $21.7 million. During 2018, cost of fuel increased 30%, containerboard increased 12% and fertilizer increased 10% resulting in an increase of cost of products sold of $38.3 million.

In addition, we are subject to the volatility of the charter ship market because seven of our refrigerated ships are chartered. These charters are principally for periods of one to three years. We have recently entered into agreements for the construction of six new container ships to be delivered commencing in 2020 which we expect will lower our costs and reduce our exposure to the volatility of the charter market.  As a result, significant increases in fuel, packaging material, fertilizer and charter rates would materially and adversely affect our results.

Since our financial reporting currency is the U.S. dollar, our net sales are significantly affected by fluctuations in the value of the currency in which we conduct our sales versus the dollar, with a weaker dollar versus such currencies resulting in increased net sales in dollar terms. Including the effect of our foreign currency hedges, net sales for 2018 were positively impacted by $45.5 million, as compared to 2017, principally as a result of a stronger euro, British pound, Korean won and Japanese yen. Our costs are also affected by fluctuations in the value of the currency in which we have significant operations versus the dollar, with higher costs resulting from a weak U.S. dollar. During 2018, cost of products sold was negatively impacted by approximately $3.6 million as compared with 2017 due to a stronger euro, Chilean peso, Korean won and British pound.

Tabular Disclosure of Contractual Obligations

The following details information with respect to our contractual obligations as of December 28, 2018.

	(U.S. dollars in millions)
Contractual obligations by period	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Fruit purchase agreements	$1,044.1	$312.8	$592.0	$139.3	$—
Purchase obligations	360.5	$228.4	122.8	1.7	7.6
Operating leases and charter agreements	219.0	64.2	54.0	31.7	69.1
Capital lease obligations	1.1	0.5	0.6	—	—
Long-term debt	661.3	—	661.3	—	—
Interest on long-term debt and capital lease obligations (1)	62.6	—	62.6	—	—
Retirement benefits	99.1	11.3	19.4	19.2	49.2
Uncertain tax positions	3.4	0.2	1.1	—	2.1
Totals	$2,451.1	$617.4	$1,513.8	$191.9	$128.0
 (1) We utilize a variable interest rate on our long-term debt, and for presentation purposes we have used an assumed rate of 4.3%.

We have agreements to purchase the entire or partial production of certain products of our independent growers primarily in Guatemala, Costa Rica, Philippines, Ecuador, Chile, and Colombia that meet our quality standards. Total purchases under these agreements amounted to $763.9 million for 2018, $815.0 million for 2017, and $816.0 million for 2016. In addition, during 2017 and 2018, we entered into a definitive agreement for the building of six new refrigerated container ships to be delivered in 2020. The agreement requires payments of approximately $32.4 million in 2019, $85.8 million in 2020 and $20.7 million in 2021 for these six ships. On May 29, 2017, we executed a contract with the Republic of Panama and will invest a minimum of $100.0 million over a period of seven years, which includes the development of a minimum of 4,000 hectares of leased land suitable for banana production, refurbishment of packing plants, buildings and other banana facilities and preparation of banana infrastructure including land, roads and water systems. The contract is for an initial period of 20 years and renews automatically for an additional 20 year period. During 2018, we have received 75% of the land from individual land owners and have made a lease prepayment of $10.0 million.  We have invested approximately $9.4 million in capital investment for 2018. Subsequent to year end, we received a notification of the delivery of the remaining 25% of the lands from the individual land owners. The lands belonging to the Government of Panama have not been delivered, which represent 60% of the total area.

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

We manage our currency exchange rate risk by hedging a portion of our overall exposure to currency fluctuation through foreign exchange forward contracts. We manage our exposure to interest rate fluctuations on a portion of our debt through interest rate swaps which convert the floating rate to a fixed rate, plus a borrowing spread. We also have procedures to monitor the impact of market risk on the fair value of long-term debt, short-term debt instruments and other financial instruments, considering reasonably possible changes in currency exchange and interest rates.

Exchange Rate Risk

Because we conduct our operations in many areas of the world involving transactions denominated in a variety of currencies, our results of operations as expressed in U.S. dollars may be significantly affected by fluctuations in rates of exchange between currencies. These fluctuations could be significant. Approximately 30% and 34% of our net sales and a significant portion of our costs and expenses in 2018 and 2017 were denominated in currencies other than the dollar. We generally are unable to adjust our non-dollar local currency sales prices to reflect changes in exchange rates between the dollar and the relevant local currency. As a result, changes in exchange rates between the euro, Japanese yen, British pound, Korean won or other currencies in which we receive sale proceeds and the dollar have a direct impact on our operating results. There is normally a time lag between our sales and collection of the related sales proceeds, exposing us to additional currency exchange rate risk.

To reduce currency exchange rate risk, we generally exchange local currencies for dollars promptly upon receipt. We periodically enter into currency forward contracts as a hedge against a portion of our currency exchange rate exposures; however, we may decide not to enter into these contracts during any particular period. We had several foreign currency cash flow hedges outstanding, and the fair value of the hedges were in a net liability of $0.8 million as of December 28, 2018 and $1.4 million as of December 29, 2017.

The results of a hypothetical 10% strengthening in the average value of the dollar during 2018 and 2017 relative to the other currencies in which a significant portion of our net sales are denominated would have resulted in a decrease in net sales of approximately $136.6 million and $138.4 million for the years ended December 28, 2018 and December 29, 2017. This calculation assumes that each exchange rate would change in the same direction relative to the dollar. Our sensitivity analysis of the effects of changes in currency exchange rates does not factor in a potential change in sales levels or any offsetting gains on currency forward contracts.

Interest Rate Risk

As described in Note 11, “Long-Term Debt and Capital Lease Obligations” to the Consolidated Financial Statements, our indebtedness is both variable and fixed rate. Changes in interest rates in our indebtedness could have a material effect on our financial statements.

At year end December 28, 2018 and December 29, 2017, total variable rate debt had carrying values of $661.3 million and $356.2 million. The fair value of the debt approximates the carrying value because the variable rates approximate market rates. A 10% increase in the interest rate for 2018 and 2017 would have resulted in a negative impact of approximately $2.7 million and $0.7 million on our results of operations for the years ended December 28, 2018 and December 29, 2017.

To reduce interest rate risk, during 2018 we entered into interest rate swaps in order to hedge the risk of the fluctuation on future interest expense related to a portion of our variable rate, LIBOR-based borrowings under our Credit Facility through 2028; however, we may decide not to enter into these contracts during any particular period. At year end December 28, 2018, the fair value of the interest rate swap contracts were in a net liability of $7.6 million.

At December 28, 2018, the notional value of interest rate contracts outstanding was $400.0 million, $200.0 million maturing in 2024 and the remaining $200.0 million maturing in 2028.

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

Index to Consolidated Financial Statements

Page
Internal Control over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting	53

Report of Independent Registered Certified Public Accounting Firm on Internal Control Over Financial Reporting	54

Consolidated Financial Statements

Report of Independent Registered Certified Public Accounting Firm	55

Consolidated Balance Sheets at December 28, 2018 and December 29, 2017	56

Consolidated Statements of Operations for the years ended December 28, 2018, December 29, 2017 and December 30, 2016	57

Consolidated Statements of Comprehensive (Loss) Income for the years ended December 28, 2018, December 29, 2017 and December 30, 2016	58

Consolidated Statements of Cash Flows for the years ended December 28, 2018, December 29, 2017 and December 30, 2016	59

Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest for the years ended December 28, 2018, December 29, 2017 and December 30, 2016	60

Notes to Consolidated Financial Statements	61

Supplemental Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts	122

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

In accordance with SEC published guidance, because we acquired Mann Packing during our fiscal year ended December 28, 2018, which constituted approximately 15% of total assets, 23% of net assets, 11% of total revenues and 3% of net loss as of December 28, 2018, we elected to exclude them from our assessment of internal control over financial reporting as of December 28, 2018. SEC rules require that we complete our assessment of the internal control over financial reporting within one year after the date of acquisition. Except for the aforementioned acquisition, based on our evaluation under the COSO criteria, our management concluded that our internal control over financial reporting was effective as of December 28, 2018.

The effectiveness of our internal control over financial reporting as of December 28, 2018 has been audited by Ernst & Young LLP, an independent registered certified public accounting firm, as stated in their report that is included elsewhere herein. That report expresses an unqualified opinion on the effectiveness of our internal control over financial reporting.

Fresh Del Monte Produce Inc.

Report of Independent Registered Certified Public Accounting Firm
To the Shareholders and the Board of Directors of Fresh Del Monte Produce Inc.
Opinion on Internal Control over Financial Reporting
We have audited Fresh Del Monte Produce Inc. and subsidiaries’ internal control over financial reporting as of December 28, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Fresh Del Monte Produce Inc. and subsidiaries (the "Company") maintained, in all material respects, effective internal control over financial reporting as of December 28, 2018, based on the COSO criteria.
As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Mann Packing Co., Inc. and subsidiaries, which is included in the 2018 consolidated financial statements of the Company and constituted 15% and 23% of total and net assets, respectively, as of December 28, 2018 and 11% and 3% of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Mann Packing Co., Inc. and subsidiaries.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Company and our report dated February 19, 2019 expressed an unqualified opinion thereon.
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
February 19, 2019

Report of Independent Registered Certified Public Accounting Firm

To the Shareholders and the Board of Directors of Fresh Del Monte Produce Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fresh Del Monte Produce Inc. and subsidiaries (the “Company”) as of December 28, 2018 and December 29, 2017, and the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity and redeemable noncontrolling interest and cash flows for each of the three years in the period ended December 28, 2018, and the related notes and supplemental financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 28, 2018 and December 29, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 28, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2019 expressed an unqualified opinion thereon.

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
Miami, Florida
February 19, 2019

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(U.S. dollars in millions, except share and per share data)

	December 28, 2018	December 29, 2017
Assets
Current assets:
Cash and cash equivalents	$21.3	$25.1
Trade accounts receivable, net of allowance of $14.6 and $12.8, respectively	378.3	358.8
Other accounts receivable, net of allowance of $7.2 and $8.8, respectively	95.2	73.6
Inventories, net	565.3	541.8
Assets held for sale	45.4	—
Prepaid expenses and other current assets	33.3	20.5
Total current assets	1,138.8	1,019.8

Investments in and advances to unconsolidated companies	6.1	2.0
Property, plant and equipment, net	1,392.2	1,328.3
Goodwill	423.4	261.9
Intangible assets, net	166.9	45.9
Deferred income taxes	68.1	59.1
Other noncurrent assets	59.7	49.9
Total assets	$3,255.2	$2,766.9

Liabilities, redeemable noncontrolling interest and shareholders' equity
Current liabilities:
Accounts payable and accrued expenses	$576.6	$382.4
Current portion of long-term debt and capital lease obligations	0.5	0.6
Income taxes and other taxes payable	8.9	10.8
Total current liabilities	586.0	393.8

Long-term debt and capital lease obligations	661.9	357.0
Retirement benefits	91.3	96.2
Other noncurrent liabilities	53.4	42.4
Deferred income taxes	93.0	86.3
Total liabilities	1,485.6	975.7

Commitments and contingencies (See note 16)
Redeemable noncontrolling interest	51.8	—
Shareholders' equity:

Preferred shares, $0.01 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.01 par value; 200,000,000 shares authorized; 48,442,296 and 48,759,481 issued and outstanding, respectively	0.5	0.5
Paid-in capital	527.1	522.5
Retained earnings	1,206.0	1,275.0
Accumulated other comprehensive loss	(41.6)	(30.6)
Total Fresh Del Monte Produce Inc. shareholders' equity	1,692.0	1,767.4
Noncontrolling interests	25.8	23.8
Total shareholders' equity	1,717.8	1,791.2
Total liabilities, redeemable noncontrolling interest and shareholders' equity	$3,255.2	$2,766.9

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in millions, except share and per share data)

	Year ended
	December 28, 2018	December 29, 2017	December 30, 2016
Net sales	$4,493.9	$4,085.9	$4,011.5
Cost of products sold	4,214.1	3,754.3	3,550.1
Gross profit	279.8	331.6	461.4

Selling, general and administrative expenses	194.7	173.2	187.4
(Gain) loss on disposal of property, plant and equipment	(7.1)	3.0	—
Goodwill and trademarks impairment charges	11.3	0.9	2.6
Asset impairment and other charges, net	42.3	1.8	27.2
Operating income	38.6	152.7	244.2

Interest expense	23.6	6.4	4.1
Interest income	0.9	0.8	0.7
Other expense, net	15.7	3.0	3.4
Income before income taxes	0.2	144.1	237.4

Provision for income taxes	16.1	24.9	11.8
Net (loss) income	$(15.9)	$119.2	$225.6

Less: Net income (loss) attributable to redeemable and noncontrolling interests	6.0	(1.6)	0.5
Net (loss) income attributable to Fresh Del Monte Produce Inc.	$(21.9)	$120.8	$225.1

Net (loss) income per ordinary share attributable to Fresh Del Monte Produce Inc. - Basic	$(0.45)	$2.40	$4.37

Net (loss) income per ordinary share attributable to Fresh Del Monte Produce Inc. - Diluted	$(0.45)	$2.39	$4.33

Dividends declared per ordinary share	$0.60	$0.60	$0.55

Weighted average number of ordinary shares:
Basic	48,625,175	50,247,881	51,507,755
Diluted	48,625,175	50,588,708	51,962,195

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(U.S. dollars in millions)

	Year ended
	December 28, 2018	December 29, 2017	December 30, 2016
Net (loss) income	$(15.9)	$119.2	$225.6

Other comprehensive (loss) income:
Net unrealized loss on derivatives, net of tax	(4.4)	(6.8)	(6.5)
Net unrealized foreign currency translation (loss) gain	(8.2)	18.7	(10.2)
Net change in retirement benefit adjustment, net of tax	1.6	1.7	(4.1)
Comprehensive (loss) income	(26.9)	132.8	204.8
Less: comprehensive income (loss) attributable to redeemable and noncontrolling interests	6.0	(1.6)	0.9
Comprehensive (loss) income attributable to Fresh Del Monte Produce Inc.	$(32.9)	$134.4	$203.9

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in millions)

	Year ended
	December 28, 2018	December 29, 2017	December 30, 2016
Operating activities:
Net (loss) income	$(15.9)	$119.2	$225.6
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	100.5	79.9	78.5
Amortization of debt issuance costs	0.7	0.5	0.5
Share-based compensation expense	11.5	12.1	24.9
Goodwill and trademark impairment charges	11.3	0.9	2.6
Asset impairment charges, net	35.1	3.7	6.0
Change in uncertain tax positions	—	0.7	(0.4)
(Gain) loss on disposal of property, plant and equipment, net	(7.1)	3.0	—
Equity loss of unconsolidated companies	—	0.1	—
Deferred income taxes	3.6	1.6	(8.2)
Foreign currency translation adjustment	(5.7)	9.6	(7.1)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(2.4)	(16.9)	5.8
Inventories	(2.8)	(49.4)	(11.8)
Prepaid expenses and other current assets	(7.6)	9.8	7.6
Accounts payable and accrued expenses	131.3	27.0	21.1
Other noncurrent assets and liabilities	(5.9)	(7.6)	(0.5)
Net cash provided by operating activities	246.6	194.2	344.6

Investing activities:
Capital expenditures	(150.5)	(138.5)	(146.7)
Investments in unconsolidated companies	(4.2)	—	—
Proceeds from sales of property, plant and equipment	17.4	4.7	12.4
Purchase of businesses, net of cash aquired	(357.5)	—	(9.0)
Net cash used in investing activities	(494.8)	(133.8)	(143.3)

Financing activities:
Proceeds from long-term debt	1,103.1	800.2	621.9
Payments on long-term debt	(798.6)	(673.3)	(648.4)
Purchase of noncontrolling interest	—	—	(45.0)
Distributions to noncontrolling interests, net	(2.7)	(4.6)	(0.2)
Proceeds from stock options exercised	0.8	1.6	12.2
Repurchase and retirement of ordinary shares	(29.4)	(142.0)	(108.4)
Share-based awards settled in cash for taxes	(2.2)	(5.6)	(9.3)
Dividends paid	(29.0)	(30.1)	(28.2)
Net cash provided (used) in financing activities	242.0	(53.8)	(205.4)

Effect of exchange rate changes on cash	2.4	(1.6)	(0.7)
Net (decrease) increase in cash and cash equivalents	(3.8)	5.0	(4.8)
Cash and cash equivalents, beginning	25.1	20.1	24.9
Cash and cash equivalents, ending	$21.3	$25.1	$20.1

Supplemental cash flow information:
Cash paid for interest	$19.3	$5.8	$3.2
Cash paid for income taxes	$17.0	$12.3	$13.9

Non-cash financing and investing activities:
Purchase of a businesses	$—	$—	$1.6
Retirement of ordinary shares	$29.4	$142.0	$106.6
Purchases of assets under capital lease obligations	$0.2	$0.2	$0.9
Dividends on restricted stock units	$(0.3)	$(0.7)	$(0.7)
See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(U.S. dollars in millions, except share data)

	Ordinary Shares Outstanding	Ordinary Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Fresh Del Monte Produce Inc. Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interest
Balance at January 1, 2016	52,542,965	$0.5	$568.2	$1,162.3	$(23.0)	$1,708.0	$42.9	$1,750.9
Exercises of stock options	471,653	—	12.2	—	—	12.2	—	12.2
Issuance of restricted stock awards	22,946	—	—	—	—	—	—	—
Issuance of restricted stock units	544,577	—	0.6	(0.6)	—	—	—	—
Share-based payment expense	—	—	24.9	—	—	24.9	—	24.9
Tax deficiency from share-based compensation, net	—	—	3.6	—	—	3.6	—	3.6
Acquisition of DAVCO noncontrolling interest	—	—	(25.5)	—	—	(25.5)	(19.5)	(45.0)
Capital distribution to non-controlling interest	—	—	(0.5)	—	—	(0.5)	0.4	(0.1)
Repurchase and retirement of ordinary shares	(2,325,235)	—	(33.8)	(72.8)	—	(106.6)	—	(106.6)
Dividend declared	—	—	—	(28.2)	—	(28.2)	(0.1)	(28.3)
Comprehensive income:						—
Net income	—	—	—	225.1	—	225.1	0.5	225.6
Unrealized loss on derivatives	—	—	—	—	(6.5)	(6.5)	—	(6.5)
Net unrealized foreign currency translation loss	—	—	—	—	(10.6)	(10.6)	0.4	(10.2)
Change in retirement benefit adjustment, net of tax	—	—	—	—	(4.1)	(4.1)		(4.1)
Comprehensive income						203.9	0.9	204.8	—
Balance at December 30, 2016	51,256,906	$0.5	$549.7	$1,285.8	$(44.2)	$1,791.8	$24.6	$1,816.4	—
Exercises of stock options	59,000	—	1.6	—	—	1.6	—	1.6
Issuance of restricted stock awards	14,294	—	—	—	—	—	—	—
Issuance of restricted stock units	251,303	—	0.7	(0.7)	—	—	—	—
Share-based payment expense	—	—	12.1	—	—	12.1	—	12.1
Cumulative effect adjustment of ASU 2016-09 related to share-based payment simplification	—	—	0.2	(0.2)	—	—	—	—
Capital distribution to noncontrolling interest	—	—	(0.4)	—	—	(0.4)	1.0	0.6
Repurchase and retirement of ordinary shares	(2,822,022)	—	(41.4)	(100.6)	—	(142.0)	—	(142.0)
Dividend declared	—	—	—	(30.1)	—	(30.1)	(0.2)	(30.3)
Comprehensive income:						—
Net income (loss)	—	—	—	120.8	—	120.8	(1.6)	119.2
Unrealized loss on derivatives	—	—	—	—	(6.8)	(6.8)	—	(6.8)
Net unrealized foreign currency translation gain	—	—	—	—	18.7	18.7	—	18.7
Change in retirement benefit adjustment, net of tax	—	—	—	—	1.7	1.7		1.7
Comprehensive income (loss)						134.4	(1.6)	132.8	—
Balance at December 29, 2017	48,759,481	$0.5	$522.5	$1,275.0	$(30.6)	$1,767.4	$23.8	$1,791.2	—
Exercises of stock options	38,500	—	0.9	—	—	0.9	—	0.9	—
Issuance of restricted stock awards	22,991	—	—	—	—	—	—	—	—
Issuance of restricted stock units	351,856	—	—	—	—	—	—	—	—
Share-based payment expense	—	—	11.5	—	—	11.5	—	11.5	—
Cumulative effect adjustment of ASU 2016-16 related to deferred tax on trademarks	—	—	—	3.2	—	3.2	—	3.2	—
Cumulative effect adjustment of ASC 606 related to revenue recognition transition	—	—	—	(0.1)	—	(0.1)	—	(0.1)	—
Capital contribution from, distribution to noncontrolling interests	—	—	0.5	—	—	0.5	0.4	0.9
Fair value of redeemable noncontrolling interest resulting from business combination	—	—	—	—	—	—	—	—	47.4
Repurchase and retirement of ordinary shares	(730,532)	—	(8.6)	(20.8)	—	(29.4)	—	(29.4)	—
Dividend declared	—	—	0.3	(29.4)	—	(29.1)	—	(29.1)	—
Comprehensive income:
Net (loss) income	—	—	—	(21.9)	—	(21.9)	1.6	(20.3)	4.4
Unrealized loss on derivatives	—	—	—	—	(4.4)	(4.4)	—	(4.4)	—
Net unrealized foreign currency translation loss	—	—	—	—	(8.2)	(8.2)	—	(8.2)	—
Change in retirement benefit adjustment, net of tax	—	—	—	—	1.6	1.6	—	1.6	—
Comprehensive income (loss)						(32.9)	1.6	(31.3)	4.4
Balance at December 28, 2018	48,442,296	$0.5	$527.1	$1,206.0	$(41.6)	$1,692.0	$25.8	$1,717.8	$51.8

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

Reference in this Report to "Fresh Del Monte," “we,” “our” and “us” and the “Company” refer to Fresh Del Monte Produce Inc. and its subsidiaries, unless the context indicates otherwise.

We were incorporated under the laws of the Cayman Islands in 1996 and are engaged primarily in the worldwide production, transportation and marketing of fresh produce and prepared food products. We source our products, which include bananas, pineapples, melons and non-tropical fruit (including grapes, apples, citrus, blueberries, strawberries, pears, peaches, plums, nectarines, cherries and kiwis), avocados, vegetables, primarily from Central America, South America, North America, Africa and the Philippines. We also source products from Europe and the Middle East and distribute our products in North America, Europe, Middle East, Asia, South America and Africa. Products are sourced from our company-owned farms, through joint venture arrangements and through supply contracts with independent growers. We have the exclusive right to use the DEL MONTE® brand for fresh fruit, fresh vegetables and other fresh and fresh-cut produce and certain other specified products on a royalty-free basis under a worldwide, perpetual license from Del Monte Corporation, an unaffiliated company that owns the DEL MONTE® trademark. We are also a producer, marketer and distributor of prepared fruit and vegetables, juices and snacks and, we hold a perpetual, royalty-free license to use the DEL MONTE® brand for prepared foods throughout Europe, Africa the Middle East and certain Central Asian countries. Del Monte Corporation and several other unaffiliated companies manufacture, distribute and sell under the DEL MONTE® brand canned or processed fruit, vegetables and other produce, as well as dried fruit, snacks and other products in certain geographic regions. We can also produce, market and distribute certain prepared food products in North America utilizing the DEL MONTE® brand. We have entered into an agreement with Del Monte Foods, Inc. to jointly; (a) produce, market and sell prepared, chilled and refrigerated (i) juices, (ii) cut-fruit and (iii) avocado/guacamole products produced using high pressure technology; and (b) develop DEL MONTE® branded restaurants, cafes and other retail outlets.

We are required to evaluate events occurring after December 28, 2018, our fiscal year end, for recognition and disclosure in the Consolidated Financial Statements for the year ended December 28, 2018.  Events are evaluated based on whether they represent information existing as of December 28, 2018, which require recognition in the Consolidated Financial Statements, or new events occurring after December 28, 2018, which do not require recognition but require disclosure if the event is significant to the Consolidated Financial Statements.  We evaluated events occurring subsequent to December 28, 2018 through the date of issuance of these Consolidated Financial Statements.

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

Our allowances for identified claims are recorded as a reduction to both trade accounts receivable and net sales. Write-off of accounts receivable is done only when all collection efforts have been exhausted without success. Accounts receivable from one customer represents approximately 10% of trade accounts receivable, net of allowance. This customer is current with its payments.

Other Accounts Receivable

Other accounts receivable less allowances are recognized on our accompanying Consolidated Balance Sheets at net realizable value, which approximates fair value. Other accounts receivable includes value-added taxes (“VAT”) receivables, seasonal advances to growers and suppliers, which are usually short-term in nature, and other financing receivables.

VAT are primarily related to purchases by production units and are refunded by the taxing authorities. As of December 28, 2018, we had $29.9 million, net of allowance of $0.5 million, classified as current in other accounts receivable and $21.5 million, net of allowance of $9.2 million, classified as other noncurrent assets on our Consolidated Balance Sheets. As of December 29, 2017, we had $24.6 million, net of allowance of $0.9 million, classified as current in other accounts receivable and $23.6 million, net of allowance of $11.2 million, classified as other noncurrent assets in our Consolidated Balance Sheets.

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

Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is computed using the weighted average cost or first-in first-out methods for finished goods, which includes fresh produce and prepared food and the first-in first-out, actual cost or average cost methods for raw materials and packaging supplies. Raw materials and packaging supplies inventory consists primarily of agricultural supplies, containerboard, packaging materials, spare parts and fuel.

Inventories consisted of the following (U.S. dollars in millions):

	December 28, 2018	December 29, 2017
Finished goods	$217.4	$210.1
Raw materials and packaging supplies	167.0	165.4
Growing crops	180.9	166.3
Total inventories	$565.3	$541.8

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Summary of Significant Accounting Policies (continued)

Growing Crops

Expenditures on pineapple, melon, vegetables and non-tropical fruit growing crops are valued at the lower of cost or net realizable value and are deferred and charged to cost of products sold when the related crop is harvested and sold. The deferred growing costs included in inventories in our Consolidated Balance Sheets consist primarily of land preparation, cultivation, irrigation and fertilization costs. Expenditures related to banana crops are expensed in the year incurred due to the continuous nature of the crop.

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

Investments in Unconsolidated Companies

Investments in unconsolidated companies are accounted for under the equity method of accounting for investments of 20% or more in companies over which we do not have control. We also use the measurement alternative election under the ASC guidance on "Financial Instruments", we do not exercise significant influence over the privately-held company’s operating or financial activities. The measurement alternative election requires us to measure the investment at cost less impairment, if any, adjusted for observable price changes in orderly transactions for the identical or similar investments. No adjustments or impairments have been made as of December 28, 2018. We review our investments for impairment when events and circumstances indicate that the decline in fair value of such assets below the carrying value is other-than-temporary. See Note 5, “Investments in Unconsolidated Companies.”

Property, Plant and Equipment and Other Definite-Lived or Long-Lived Assets

Property, plant and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from ten to 40 years for buildings and leasehold improvements, five to 20 years for maritime and other equipment, including ships and containers, three to 20 years for machinery and equipment, three to seven years for furniture, fixtures and office equipment and five to 10 years for automotive equipment. Leasehold improvements are amortized over the term of the lease, or the estimated useful life of the related asset, whichever is shorter. Definite-lived intangibles are amortized over their useful lives with a weighted average amortization period of 21.6 years. Amortization expense related to definite-lived intangible assets totaled $7.0 million for 2018, $0.8 million for 2017 and $0.8 million for 2016, and is included in cost of products sold.

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

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of an asset exceeds the asset’s fair value, we measure and record an impairment loss for the excess. The fair value of an asset is measured by either determining the expected future undiscounted cash flow of the asset or by independent appraisal. For long-lived assets held for sale, we record impairment losses when the carrying amount is greater than the fair value less the cost to sell. We discontinue depreciation of long-lived assets when these assets are classified as held for sale and include these assets as assets held for sale on our Consolidated Balance Sheets. Our long-lived assets are primarily composed of property, plant and equipment and definite-lived intangible assets. See Note 6, “Property, Plant and Equipment” and Note 7, “Goodwill and Other Intangible Assets.”

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Summary of Significant Accounting Policies (continued)

We incurred charges related to impairment of long-lived assets of $35.1 million in 2018, $3.7 million in 2017, and $6.0 million in 2016. Such charges are included in asset impairment and other charges, net in the accompanying Consolidated Statements of Operations for the years ended December 28, 2018, December 29, 2017 and December 30, 2016 and as described further in Note 3, “Asset Impairment and Other Charges, Net.”

The gain on disposal of property, plant and equipment, net during the year ended December 28, 2018 primarily related to the sale of surplus land in the United Kingdom for $6.4 million, which was accounted for using the guidance in ASC 610.
Refer to Note 22, "Business Segment Data" for additional description of our reportable business segments and disaggregated revenue disclosures.
Goodwill and Indefinite-Lived Intangible Assets

Our goodwill represents the excess of the purchase price of business combinations over the fair value of the net assets acquired. We assess goodwill and indefinite-lived intangible assets for impairment on an annual basis as of the first day of our fourth quarter, or sooner if events indicate such a review is necessary. An impairment exists if the fair value of a reporting unit to which goodwill has been allocated, or the fair value of indefinite-lived intangible assets, is less than their respective carrying values. The impairment for goodwill is limited to the total amount of goodwill allocated to the reporting unit. Future changes in the estimates used to conduct the impairment review, including revenue projections, market values and changes in the discount rate used could cause the analysis to indicate that our goodwill or indefinite-lived intangible assets are impaired in subsequent periods and result in a write-down of a portion or all of goodwill or indefinite-lived intangible assets. The discount rate used is based on independently calculated risks, our capital mix and an estimated market premium.

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

We elected the practical expedient to expense incremental costs of obtaining a contract, if the contract period is for one year or less. These costs are included in selling, general and administrative expenses. Otherwise, incremental contract costs are recognized as an asset in the consolidated balance sheets and amortized over time as promised goods and services are transferred to a customer. We also elected to adopt a policy that shipping and handling costs will be accounted for as costs to fulfill a contract and are not considered performance obligations to our customers. The impact was insignificant as the expedient and policy election align with our current practice. We also elected to exclude taxes collected from our customers assessed by government authorities that are both imposed on and concurrent with a specific revenue-producing transaction from our determination of transaction price. We utilize the practical expedient and do not adjust the promised amount of consideration for the effects of a significant financing component due to the fact that the period between the transfer of the promised good or service to a customer and the customer payment is one year or less.

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

Advertising and Promotional Costs

We expense advertising and promotional costs as incurred. Advertising and promotional costs, which are included in selling, general and administrative expenses, were $15.2 million for 2018, $12.8 million for 2017 and $17.2 million for 2016.

Debt Issuance Costs

Debt issuance costs related to long-term debt are amortized over the term of the related debt instrument because the costs are primarily related to our revolving credit facility and are included in other noncurrent assets. Debt issuance cost amortization, which is included in interest expense, was $0.7 million for 2018, $0.5 million for 2017, and $0.5 million for 2016. See Note 11, “Long-Term Debt and Capital Lease Obligations” for further disclosure on our credit facility.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Summary of Significant Accounting Policies (continued)

Other expense, net, in the accompanying Consolidated Statements of Operations includes a net foreign exchange loss of $10.4 million for 2018, $2.0 million for 2017, and $2.2 million for 2016. These amounts include the effect of foreign currency remeasurement and realized foreign currency transaction gains and losses.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Summary of Significant Accounting Policies (continued)

We use derivative financial instruments primarily to reduce our exposure to adverse fluctuations in foreign exchange and interest rates. We enter into foreign exchange forward contracts with varying duration to hedge exposures resulting from portions of our forecasted revenues or forecasted expenses that are denominated in currencies other than the U.S. dollar. We entered into interest rate swap agreements that qualify for and are designated as cash flow hedges to hedge exposures resulting from changes in variable interest rates. These interest rate swap contracts convert the floating interest rate on a portion of our debt to a fixed rate, plus a borrowing spread. On entry into a derivative instrument, we formally designate and document the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction. Derivatives are recorded in the Consolidated Balance Sheets at fair value in prepaid expenses and other current assets, other non-current assets, accounts payable and accrued expenses or other non-current liabilities, depending on whether the amount is an asset or liability and is of a short-term or long-term nature. In addition, the earnings impact resulting from our derivative instruments is recorded in the same line item within the Consolidated Statements of Operations as the items being hedged. We also classify the cash flows from our cash flow hedges in the same category as the items being hedged on our Consolidated Statements of Cash Flows based on the fact that our cash flow hedges do not contain an other-than-insignificant financing element at inception. The fair values of derivatives used to hedge or modify our risks fluctuate over time.

These fair value amounts should not be viewed in isolation, but rather in relation to the cash flows or fair value of the underlying hedged item to the overall reduction in our risk relating to adverse fluctuations in foreign exchange and interest rates.

See Note 18, “Derivative Financial Instruments” for more information.

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

See Note 14, “Retirement and Other Employee Benefits” for more information.

New Accounting Pronouncements Adopted

In February 2018, the FASB issued Accounting Standards Update ("ASU") 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The FASB amended the guidance on using the measurement alternative for equity securities without a readily determinable fair value. We have elected to use the measurement alternative approach in regards to our equity securities or use the fair value option for liabilities. This ASU was adopted on December 30, 2017, the first day of our 2018 fiscal year and, we determined that there was no financial impact on adoption. Refer to Note 4. "Acquisitions" for disclosure of transactions utilizing the measurement alternative occurring during the year ended December 28, 2018.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Summary of Significant Accounting Policies (continued)

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires that the service cost component of net periodic benefit costs from defined benefit and other postretirement benefit plans be included in the same Consolidated Statements of Operations captions as other compensation costs arising from services rendered by the covered employees during the period. The other components of net benefit cost will be presented in other expense, net in the Consolidated Statements of Operations separately from service costs.  Following adoption, only service costs are eligible for capitalization into manufactured inventories, which reduces diversity in practice.  We adopted this ASU effective December 30, 2017, the first day of our 2018 fiscal year. We utilized the practical expedient provided in this ASU and did not reclassify the net periodic pension costs for the year ended December 29, 2017. Refer to Note 15, "Retirement and Other Employee Benefits" for the impact of the adoption on our financial condition, results of operations and cash flows.

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

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step two of the goodwill impairment test. The ASU permits an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This
ASU will be effective for us beginning the first day of our 2020 fiscal year. Early adoption is permitted. We have elected to early adopt this ASU, and there was no impact of adoption to our financial condition, results of operations and cash flows.

In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business, which adds guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. We adopted this ASU on December 30, 2017, the first day of our 2018 fiscal year. Refer to Note 4, "Acquisitions" for further discussion on acquisitions occurring during the year ended December 28, 2018.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, with further clarifications made in February 2018 with the issuance of ASU 2018-03. The amended guidance requires certain equity investments that are not consolidated and not accounted for under the equity method to be measured at fair value with changes in fair value recognized in net income rather than as a component of accumulated other comprehensive income (loss). It further states that an entity may choose to measure equity investments that do not have a readily determinable fair values using a quantitative approach, or measurement alternative, which is equal to its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. We adopted this ASU on December 30, 2017, the first day of our 2018 fiscal year, and we determined that there was no financial impact on adoption. Refer to Note 4 "Acquisitions" for disclosure of transactions utilizing the measurement alternative occurring during the year ended December 28, 2018.

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

New Accounting Pronouncements Not Yet Adopted

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. This ASU resolves the diversity in practice concerning the manner in which entities account for transactions based on their assessment of the economics of a collaborative arrangement. This ASU clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue when the collaborative arrangement participant is a customer and precludes recognizing as revenue consideration received from a collaborative arrangement if the participant is not a customer. This ASU will be effective for us beginning the first day of our 2020 fiscal year. We are evaluating the impact of the adoption of this ASU on our financial condition, results of operations and cash flows, and, as such, we are not able to estimate the effect the adoption of the new standard will have on our financial statements.

In October 2018, the FASB issued ASU 2018-17, Targeted Improvements to Related Party Guidance for Variable Interest Entities. This ASU provides that indirect interests held through related parties in common control arrangements should be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. The new guidance is effective for fiscal years beginning after December 15, 2019. This ASU will be effective for us beginning the first day of our 2020 fiscal year. We are evaluating the impact of the adoption of this ASU on our financial condition, results of operations and cash flows, and, as such, we are not able to estimate the effect the adoption of the new standard will have on our financial statements.

In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. This ASU expands the list of U.S. benchmark interest rates permitted in the application of hedge accounting. The provisions of ASU 2018-16 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. This ASU will be effective for us beginning the first day of our 2019 fiscal year. We do not anticipate that adoption of this standard will have a material impact to our consolidated financial statements.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Summary of Significant Accounting Policies (continued)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Measurement of Credit Losses on Financial Instruments, and subsequent amendment to the guidance, ASU 2018-19 in November 2018. The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. The amendment will affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2018-19 clarifies that receivables arising from operating leases are accounted for using lease guidance and not as financial instruments. The amendments should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. This ASU will be effective for us beginning the first day of our 2020 fiscal year. Early adoption is permitted beginning the first day of our 2019 fiscal year. We are evaluating the impact of adoption of this ASU on our financial condition, results of operations and cash flows, and, as such, we are not able to estimate the effect the adoption of the new standard will have on our financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, and has subsequently issued several supplemental and/or clarifying ASU's (collectively, "ASC 842"), which requires a dual approach for lease accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases may result in the lessee recognizing a right-of use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize lease expense on a straight-line basis. The guidance also requires qualitative and specific quantitative disclosures to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities, including significant judgments and changes in judgments.

This ASU will be effective for us beginning the first day of our 2019 fiscal year. Early adoption is permitted. In July 2018, the FASB issued ASU 2018-11, to provide another optional transition method in addition to the existing transition method by allowing entities to initially apply the new leases standard at the adoption date (December 29, 2018, for the Company) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (Topic 840, Leases). We are currently evaluating this standard and anticipate that its adoption will have a material impact on the Consolidated Balance Sheet and related disclosures. We do not anticipate adoption will have a significant impact on our Consolidated Statements of Operations or Cash Flows. We have completed our initial scoping reviews to identify a complete population of leases to be recorded on the Consolidated Balance Sheet as a lease obligation and a right of use asset. We are in the process of implementing a new lease accounting information system to assist with the tracking and accounting for leases. Our efforts are focused on financial reporting and developing new internal controls. The standard provides a number of optional practical expedients and policy elections in transition. We will elect to apply the package of practical expedients under which we will not reassess under the standard our prior conclusions about lease classification and initial direct costs, and the expedient to not assess existing or expired land easements. We will elect the short-term lease recognition exemption for all leases that qualify, meaning we will recognize expense on a straight-line basis and will not include the recognition of a right-of-use asset or lease liability. We also will elect the policy to combine lease and non-lease components for all lease categories.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Asset Impairment and Other Charges, Net

We incurred asset impairment and other charges, net totaling $42.3 million for 2018, $1.8 million for 2017 and $27.2 million for 2016.

The following represents the detail of asset impairment and other charges, net for the year ended December 28, 2018 by reportable segment (U.S. dollars in millions):

	Long-lived and other asset impairment	Exit activity and other charges (credits)	Total
Banana segment:
Philippine exit activities of certain low-yield areas	$30.0	$2.3	$32.3
Underutilized assets in Central America	1.8	—	1.8
Cost reduction initiatives in Central America	1.8	—	1.8
Other fresh produce segment:
Chile severance due to restructuring as a result of cost reduction initiatives	—	2.4	2.4
Underutilized assets in Central America	0.5	—	0.5
Acquisition costs (1)	—	4.1	4.1
Tomato production assets held for sale in the United States	1.0	—	1.0
Other fresh produce segment credits	—	(1.6)	(1.6)
Total asset impairment and other charges, net	$35.1	$7.2	$42.3

(1) Acquisition costs primarily relate to our acquisition of Mann Packing Co., Inc. ("Mann Packing"). Refer to Note 4., "Acquisition."

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Asset Impairment and Other Charges, Net (continued)

The following represents the detail of asset impairment and exit activity and other charges, net for the year ended December 29, 2017 by reportable segment (U.S. dollars in millions):

	Long-lived and other asset impairment	Exit activity and other charges (credits)	Total
Banana segment:
Philippine floods	$0.8	$—	$0.8
Underutilized assets in Central America	0.6	—	0.6
Prepared food segment:
Write-off of investment venture in Africa	1.5	—	1.5
Other fresh produce segment:
Chile insurance recoveries on current and previously announced floods	—	(3.4)	(3.4)
Chile floods	0.8	1.0	1.8
Other fresh produce segment charges	—	0.5	0.5
Total asset impairment and other charges (credits), net	$3.7	$(1.9)	$1.8

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Asset Impairment and Other Charges, Net (continued)

The following represents the detail of asset impairment and exit activity charges (credits), net for the year ended December 30, 2016 by reportable segment (U.S. dollars in millions):

	Long-lived and other asset impairment	Exit activity and other charges (credits)	Total
Banana segment:
United Kingdom contract termination costs	$—	$0.7	$0.7
Brazil exit activities due to drought conditions	2.2	0.2	2.4
Philippines plantation conversion to pineapple	2.5	—	2.5
Underutilized assets in Central America	1.2	—	1.2
Other fresh produce segment:
Adjustment of Kunia Well Site environmental reserve in Hawaii and other charges	—	0.6	0.6
Other fresh produce segment charges	0.1	—	0.1
Other:
Former President/COO transition	—	19.7	19.7
Total asset impairment and other charges, net	$6.0	$21.2	$27.2

The following represents the roll forward of exit activity and other reserves for the year ended December 28, 2018 (U.S. dollars in millions):

	Exit activity and other reserves balance at December 29, 2017	Impact to Earnings	Cash Paid	Foreign Exchange Impact	Exit activity and other reserves balance at December 28, 2018
Termination benefits	$—	$2.8	$(2.8)	$—	$—
Contract termination and other exit activity charges	0.3	1.9	(1.7)	—	0.5
	$0.3	$4.7	$(4.5)	$—	$0.5

During the year ended December 28, 2018, we paid approximately $2.8 million in termination benefits related to Chilean and Philippines restructuring, $1.4 million in contract termination for the closure of farms in the Philippines and $0.3 million in contract termination for the closure of distribution centers in Europe in previous periods. We expect additional charges for the Philippine restructuring within a range of $0.5 million to $1.0 million within the next 12 months.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Acquisitions

On June 5, 2018, we acquired a 70% interest in a hydroponic herb farm in the Middle East for a purchase price of $1.7 million funded using operating cash flows and available borrowings under the Credit Facility (as defined in Note 11., “Long-Term Debt and Capital Lease Obligations”). The results of operations have been included in our consolidated financial statements since that date. The acquisition consisted primarily of working capital and property, plant and equipment.

On May 7, 2018, we paid $4.2 million for a 10% equity ownership interest in Three Limes, Inc., d/b/a The Purple Carrot, a privately-held company providing plant-based meal kits in North America. Our investment was funded using operating cash flows and available borrowings under the Credit Facility. We account for this investment using the measurement alternative election under the ASC guidance on “Financial Instruments”, as we do not exercise significant influence over the privately-held company’s operating or financial activities. The measurement alternative election requires us to measure the investment at cost less impairment, if any, adjusted for observable price changes in orderly transactions for the identical or similar investments. No adjustments or impairments have been made as of December 28, 2018. We review our investments for impairment when events and circumstances indicate that the decline in fair value of such assets below the carrying value is other-than-temporary.

On February 26, 2018 ("the acquisition date"), we completed the acquisition of 100% of the voting interests of Mann Packing. The results of Mann Packing's operations have been included in our consolidated financial statements since that date. This acquisition expanded our fresh-cut, vegetable and prepared product offerings in North America. In addition, this transaction is expected to provide us with the following synergies:

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

We purchased all of its outstanding capital stock for an aggregate consideration of $357.2 million funded by a $229.7 million three-day promissory note and $127.5 million in cash. The three-day promissory note was settled with cash on hand and borrowings under our Credit Facility. During the year ended December 28, 2018, we adjusted the purchase price to $357.2 million due to proceeds received as a result of settlement provisions contained in the purchase agreement and measurement period adjustments.

The fair value of the definite-lived intangible assets including customer lists, trade names and trademarks at the acquisition date were $139.8 million. The $162.0 million allocated to goodwill on our Consolidated Balance Sheets represents the excess of the purchase price over the values of assets acquired and liabilities assumed. The goodwill is expected to be deductible for tax purposes.

Our definite-lived intangible assets relate to $115.6 million in customer lists with a weighted average amortization period of 23 years and $24.2 million of trade names and trademarks with a weighted average amortization period of 11 years.

Our reportable segments have included goodwill related to this acquisition of $113.2 million in the other fresh produce segment and $48.8 million in the prepared food segment.

We recognized $3.8 million of acquisition related costs which primarily consist of compensatory, advisory, legal, accounting, valuation, other professional and consulting fees related to the Mann Packing acquisition, and are included in asset impairment and other charges, net. Refer to Note 3. “Asset Impairment and Other Charges, Net".

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.  Acquisitions (continued)

The following table summarizes the fair values of the net assets acquired and liabilities assumed at the date of the acquisition:

	As Previously Reported as of September 28, 2018	Adjustments	As Adjusted
Assets acquired
Current assets:
Cash and cash equivalents	$0.1	$1.3	$1.4
Trade accounts receivable, net of allowance	39.4	(2.4)	37.0
Other accounts receivable, net of allowance	4.0	1.3	5.3
Inventories, net	20.9	2.9	23.8
Prepaid expenses and other current assets	2.1	1.8	3.9
Total current assets	66.5	4.9	71.4

Property, plant and equipment, net	97.1	(0.9)	96.2
Definite-lived intangible assets, net	135.9	3.9	139.8
Goodwill	159.9	2.1	162.0
Total assets acquired	$459.4	$10.0	$469.4
Liabilities assumed
Current liabilities:
Accounts payable and accrued expenses	48.9	15.9	64.8
Total liabilities assumed	48.9	15.9	64.8

Less: Redeemable noncontrolling interest	39.1	8.3	47.4

Net assets acquired	$371.4	$(14.2)	$357.2

The Mann Packing acquisition includes a put option exercisable by the 25% shareholder of one of the acquired subsidiaries. The put option allows the noncontrolling shareholder to sell its 25% noncontrolling interest to us for a multiple of the subsidiary's adjusted earnings. The noncontrolling shareholder can exercise this put option on or after April 1, 2023. Following a five-year window expiring on April 1, 2028, the put option value will be negotiated annually and the inputs are subject to change. As the put option is outside of our control, the estimated redemption value of the 25% noncontrolling interest is presented as a redeemable noncontrolling interest outside of permanent equity on our Consolidated Balance Sheets. At each reporting period, the redeemable noncontrolling interest is recognized at the higher of 1) the accumulated earnings or 2) the contractually-defined redemption value as of the balance sheet date. The fair value of the redeemable noncontrolling interest at acquisition date is $47.4 million.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.  Acquisitions (continued)

Our consolidated results include the following financial information of Mann Packing:

Period from February 27, 2018 to December 28, 2018
Net sales	$488.6
Net (loss) income attributable to Fresh Del Monte Produce, Inc.	$(1.7)

The following unaudited pro forma combined financial information presents our results including Mann Packing as if the business combination had occurred at the beginning of fiscal year 2017:

	Year ended
	December 28, 2018		December 29, 2017
Net sales	$4,573.1		$4,621.6

Net (loss) income attributable to Fresh Del Monte Produce, Inc.	$(18.6)	(1)	$134.9	(2)

(1)Unaudited pro forma results for the year ended December 28, 2018 were positively adjusted by $10.8 million consisting of $12.7 million of nonrecurring transaction related compensation benefits, advisory, legal, accounting, valuation and other professional fees, partially offset by $1.9 million of interest expense as a result of increased borrowings under our Credit Facility.

(2)Unaudited pro forma results for the year ended December 29, 2017 were adjusted to include $8.7 million of interest expense as a result of increased borrowings under our Credit Facility.

The change in provisional amounts resulted in $8.7 million for the year ended December 28, 2018 in additional amortization and depreciation related to definite-lived intangible assets and property, plant and equipment. The change in provisional amounts for definite-lived intangible assets resulted in amortization expense of $6.9 million for the year ended December 28, 2018 included in selling, general and administrative expenses on our Consolidated Statements of Operations. The change in provisional amounts on property, plant and equipment resulted in depreciation expense of $1.8 million for the year ended December 28, 2018 included in cost of products sold on our Consolidated Statements of Operations.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Investments in Unconsolidated Companies

Investments in unconsolidated companies accounted for under the equity or measurement alternative (at cost) amounted to $5.7 million for December 28, 2018 and $1.6 million for December 29, 2017, these amounts are included in other non-current assets, and consisted of the following:

Company	Business	Ownership Interest	Accounting Method
Melones De Costa Rica, S.A.	Land lessor	50%	Equity
Hacienda Filadelfia, S.A.	Land lessor	50%	Equity
Del Monte Chilled Fruit Snacks LLC	Fruit Snacks	49%	Equity
Del Monte Avo LLC	Guacamole	49%	Equity
Purple Carrot	Plant-based meal kits	10%	Measurement alternative (at cost)

We had sales to Purple Carrot of $0.5 million for the period ended December 28, 2018 and there were no purchases from unconsolidated companies in 2018, 2017 and 2016. Our portion of income (losses) in unconsolidated companies were not significant and are included in other expense, net. There were no dividends received from unconsolidated subsidiaries in 2018, 2017 and 2016.

6. Property, Plant and Equipment, Net

Property, plant and equipment consisted of the following (U.S. dollars in millions):

	December 28, 2018	December 29, 2017
Land and land improvements	$702.9	$716.9
Buildings and leasehold improvements	586.0	561.3
Machinery and equipment	603.6	547.3
Maritime equipment (including containers)	117.2	148.6
Furniture, fixtures and office equipment	97.2	94.3
Automotive equipment	77.1	77.0
Construction-in-progress	159.2	85.1
	2,343.2	2,230.5
Less: accumulated depreciation and amortization	(951.0)	(902.2)
Property, plant and equipment, net	$1,392.2	$1,328.3

Depreciation expense on property, plant and equipment, including assets under capital leases, was $92.2 million for 2018, $78.3 million for 2017 and $76.8 million for 2016.

Shipping containers, machinery and equipment and automotive equipment under capital leases totaled $1.4 million at December 28, 2018 and $2.7 million at December 29, 2017. Accumulated amortization for assets under capital leases was $0.4 million at December 28, 2018 and $1.4 million at December 29, 2017.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Property, Plant and Equipment, Net (continued)

The (gain) loss on disposal of property, plant and equipment was a gain of $7.1 million for 2018, a loss of $3.0 million for 2017 and zero for 2016. (Gain) loss on disposal of property, plant and equipment in 2018 comprised principally of the gain on the sale of surplus land in the United Kingdom, the gain on the sale of a refrigerated vessel and the gain on the sale of surplus plant and equipment principally in Chile, Brazil and the Philippines. Also included were losses on disposal of low-yielding banana plants in Costa Rica and Guatemala in order to replant and improve productivity, the disposal of non-tropical plants in Chile due to varietal changes and a loss on the sale of tomato assets in the State of Virginia. In 2017, the (gain) loss on disposal of property, plant and equipment primarily included charges related to losses on disposal of low-yielding banana plants in Costa Rica and Guatemala in order to replant and improve productivity, asset disposals in the Middle East and South America partially offset by gains on maritime equipment sales.

7. Goodwill and Other Intangible Assets

The following table reflects our indefinite-lived intangible assets, including goodwill and our definite-lived intangible assets along with related accumulated amortization by major category (U.S. dollars in millions):

	December 28, 2018	December 29, 2017
Goodwill	$423.4	$261.9
Indefinite-lived intangible assets:
Trademarks	31.9	43.3
Definite-lived intangible assets:
Definite-lived intangible assets	150.4	10.7
Accumulated amortization	(15.4)	(8.1)
Definite-lived intangible assets, net	135.0	2.6
Goodwill and other intangible assets, net	$590.3	$307.8

Indefinite-lived and definite-lived intangible assets are included in other noncurrent assets in the Consolidated Balance Sheets.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Goodwill and Other Intangible Assets (continued)

The following table reflects the changes in the carrying amount of goodwill by business segment (U.S. dollars in millions):

	Bananas	Other fresh produce	Prepared food	Totals
Goodwill	$64.2	$284.8	$78.3	$427.3
Accumulated impairment losses	—	(88.1)	(78.3)	(166.4)
Balance at December 30, 2016	$64.2	$196.7	$—	$260.9

Foreign exchange and other	0.5	0.5	—	1

Goodwill	$64.7	$285.3	$—	$350.0
Accumulated impairment losses	—	(88.1)	—	(88.1)
Balance at December 29, 2017	$64.7	$197.2	$—	$261.9

Foreign exchange and other	(0.2)	(0.3)	—	(0.5)
Acquisition of Mann Packing (1)	—	113.2	48.8	162.0

Goodwill	$64.7	$285.3	$—	$350.0
Accumulated impairment losses	—	(88.1)	—	(88.1)
Balance at December 28, 2018	$64.5	$310.1	$48.8	$423.4

(1) See Note 4 "Acquisitions" for further discussion on acquisitions.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Goodwill and Other Intangible Assets (continued)

Results of Impairment Tests

In accordance with the ASC guidance on “Goodwill and Other Intangible Assets,” we review goodwill for impairment on an annual basis or earlier if indicators of impairment arise.

During 2018, based on the annual impairment review of trade names and trademarks performed on the first day of our fourth quarter of 2018 and due to underperformance in our prepared food business in Europe, Middle East and North Africa we incurred an impairment charge of $11.3 million for the prepared food segment's trade names and trademarks for which the fair value is $31.9 million.

During 2017, also based on the annual impairment review of trade names and trademarks and due to the underperformance of our prepared juice business in the United Kingdom, we incurred a trade name and trademark impairment of $0.9 million.

The fair value of the banana reporting unit's goodwill and the DEL MONTE® prepared food reporting unit’s trade names and trademarks are sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets. If the banana and the prepared food reporting unit do not perform to expected levels, the banana goodwill and the DEL MONTE® trade names and trademarks associated with the prepared food reporting unit may also be at risk for impairment in the future.

The following table highlights the sensitivities of the indefinite-lived intangibles as of December 28, 2018 (U.S. dollars in millions):

	Banana Reporting Unit Goodwill	DEL MONTE® Prepared Food Reporting Unit Trade Names and Trademarks
Carrying value of indefinite-lived intangible assets	$64.5	$31.9

Approximate percentage by which the fair value exceeds the carrying value based on the annual impairment test as of first day of the fourth quarter	30.0%	—%

Amount that a one percentage point increase in the discount rate and a 10% decrease in cash flows would cause the carrying value to exceed the fair value and trigger an impairment	$19.0	$5.2

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Goodwill and Other Intangible Assets (continued)

The estimated amortization expense related to definite-lived intangible assets for the five succeeding years is as follows (U.S. dollars in millions):

Year	Estimated amortization expense
2019	8.1
2020	8.0
2021	7.8
2022	7.8
2023	6.9

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

The following table details the advances to growers and suppliers along with the related allowance for advances to growers and suppliers (U.S. dollars in millions):

	December 28, 2018		December 29, 2017
	Current	Noncurrent	Current	Noncurrent
Gross advances to growers and suppliers	$51.9	$3.7	$38.9	$1.6
Allowance for advances to growers and suppliers	(2.1)	(0.7)	(2.8)	(0.1)
Net advances to growers and suppliers	$49.8	$3.0	$36.1	$1.5

The current and noncurrent portions of the financing receivables included above are classified in the Consolidated Balance Sheets in other accounts receivable and other noncurrent assets, respectively.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Financing Receivables (continued)

The following table details the credit risk profile of the above listed financing receivables (U.S. dollars in millions):

	Current Status	Fully Reserved	Total
Gross advances to growers and suppliers:
December 28, 2018	$52.8	$2.8	$55.6
December 29, 2017	37.6	2.9	40.5

The allowance for advances to growers and suppliers and the related financing receivables for the years ended December 28, 2018 and December 29, 2017 were as follows (U.S. dollars in millions):

	December 28, 2018	December 29, 2017
Allowance for advances to growers and suppliers:
Balance, beginning of period	$2.9	$1.5
Provision for uncollectible amounts	0.8	1.4
Deductions to allowance including recoveries	(0.9)	—
Balance, end of period	$2.8	$2.9

9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (U.S. dollars in millions):

	December 28, 2018	December 29, 2017
Trade payables	$330.8	$182.9
Accrued fruit purchases	55.1	18.8
Ship and port operating expenses	18.2	21.4
Warehouse and distribution costs	24.2	22.5
Payroll and employee benefits	71.8	61.3
Accrued promotions	21.6	22.1
Other accrued expenses	54.9	53.4
Accounts payable and accrued expenses	$576.6	$382.4

Other accrued expenses are primarily composed of accruals for purchases received but not invoiced and other accruals, none of which individually exceed 5% of current liabilities.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Income Taxes

The provision for income taxes consisted of the following (U.S. dollars in millions):

	Year ended
	December 28, 2018	December 29, 2017	December 30, 2016
Current:
U.S. federal income tax	$(0.4)	$8.4	$7.6
State	0.1	1.5	1.4
Non-U.S.	12.8	13.4	11.0
	12.5	23.3	20.0
Deferred:
U.S. federal income tax	2.1	2.1	(3.3)
State	1.3	0.5	(0.6)
Non-U.S.	0.2	(1.0)	(4.3)
	3.6	1.6	(8.2)
	$16.1	$24.9	$11.8

Income (loss) before income taxes consisted of the following (U.S. dollars in millions):

	Year ended
	December 28, 2018	December 29, 2017	December 30, 2016
U.S.	$11.9	$31.1	$16.0
Non-U.S.	(11.7)	113.0	221.4
	$0.2	$144.1	$237.4

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Income Taxes (continued)

The differences between the reported provision for income taxes and income taxes computed at the U.S. statutory federal income tax rate are explained in the following reconciliation (U.S. dollars in millions):

	Year ended
	December 28, 2018	December 29, 2017	December 30, 2016
Income tax provision (benefit) computed at the U.S. statutory federal rate	$—	$50.4	$83.1
Effect of tax rates on non-U.S. operations	(33.2)	(67.4)	(98.8)
Provision for uncertain tax positions	—	0.7	(0.5)
Non-deductible interest	2.3	2.4	2.0
Foreign exchange	(11.5)	2.3	15.1
Non-deductible intercompany charges	(0.1)	—	1.2
Non-deductible differences	0.6	6.0	1.7
Non-taxable income/loss	(1.5)	0.3	11.8
Non-deductible goodwill impairment	—	—	0.4
Non-deductible impairment charges	3.6	—	—
Adjustment to deferred balances	0.4	0.1	—
Other	2.2	(0.9)	0.9
Other taxes in lieu of income	2.4	1.8	1.9
Change in deferred rate	(1.3)	11.7	(3.4)
Increase (decrease) in valuation allowance (1)	52.2	17.5	(3.6)
Provision for income taxes	$16.1	$24.9	$11.8

_____________
(1) The increase in valuation allowance includes effects of foreign exchange and adjustments to deferred tax balances which were fully offset by valuation allowance.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Income Taxes (continued)

Deferred income tax assets and liabilities consisted of the following (U.S. dollars in millions):

	December 28,	December 29,
Deferred tax liabilities:	2018	2017
Allowances and other accrued liabilities	$—	$—
Inventories	(13.7)	(15.3)
Property, plant and equipment	(70.2)	(63.2)
Equity in earnings of unconsolidated companies	(0.1)	(0.1)
Pension obligations	(2.5)	(2.1)
Other noncurrent deferred tax liabilities	(6.5)	(5.6)

Total noncurrent deferred tax liabilities	$(93.0)	$(86.3)

Deferred tax assets:
Allowances and other accrued assets	$10.6	$10.6
Inventories	5.6	5.3
Pension obligations	24.8	24.9
Property, plant and equipment	2.3	1.5
Post-retirement benefits other than pension	1.0	1.1
Net operating loss carryforwards	287.1	249.7
Capital loss carryover	1.6	2.6
Other noncurrent assets	26.9	20.5
Total noncurrent deferred tax assets	359.9	316.2
Valuation allowance	(291.8)	(257.1)

Total deferred tax assets, net	$68.1	$59.1

Net deferred tax liabilities	$(24.9)	$(27.2)

The valuation allowance increased by $34.7 million in 2018 and by $25.0 million in 2017.  The increase in 2018 and 2017 relates primarily to valuation allowance on additional net operating loss carryforwards offset by the effect of a change in judgment about our ability to realize deferred tax assets in future years, due to our current and foreseeable operations.

At December 28, 2018, the valuation allowance includes $0.8 million for which subsequently recognized tax benefits will be recognized directly in contributed capital.

At December 28, 2018, undistributed earnings of the Company’s foreign subsidiaries amounted to $1,496.0 million. Those earnings are considered to be either indefinitely reinvested, or the earnings could be distributed tax free. Accordingly, no taxes have been provided thereon. To the extent the earnings are considered indefinitely reinvested, determination of the amount of unrecognized deferred tax liability is not practicable due to the complexities associated with its hypothetical calculation.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Income Taxes (continued)

At December 28, 2018, we had approximately $1,057.2 million of federal and foreign tax operating loss carryforwards expiring as follows (U.S. dollars in millions):

Expires:
2019	$3.9
2020	17.8
2021	26.2
2022	6.4
2023 and beyond	16.0
No expiration	986.9
$1,057.2

A reconciliation of the beginning and ending amount of uncertain tax positions excluding interest and penalties is as follows (U.S. dollars in millions):

	December 28, 2018	December 29, 2017	December 30, 2016
Beginning balance	$3.2	$3.2	$3.9
Gross decreases - tax position in prior period	—	—	—
Gross increases - current-period tax positions	0.1	0.1	0.1
Settlements	—	—	—
Lapse of statute of limitations	(0.3)	(0.1)	(0.8)
Foreign exchange	(0.1)	—	—
Ending balance	$2.9	$3.2	$3.2

We had accrued $4.2 million in 2018 and $4.2 million in 2017, for uncertain tax positions, including interest and penalties that, if recognized would affect the effective income tax rate.

The tax years 2012-2017 remain subject to examination by taxing authorities throughout the world in major jurisdictions, such as Costa Rica, Luxembourg, Switzerland and the United States.

We classify interest and penalties on uncertain tax positions as a component of income tax expense in the Consolidated Statements of Operations.  Accrued interest and penalties related to uncertain tax positions are $1.3 million and $1.1 million for December 28, 2018 and December 29, 2017, respectively and are included in other noncurrent liabilities.

In connection with a current examination of the tax returns in two foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing of approximately $141.4 million (including interest and penalties) for tax years 2012 through 2016. We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities as we believe that the proposed adjustments are without technical merit.  We will continue to vigorously contest the adjustments and expect to exhaust all administrative and judicial remedies necessary to resolve the matters, which could be a lengthy process.   We regularly assesses the likelihood of adverse outcomes resulting from examinations such as these to determine the adequacy of our tax reserves. Accordingly, we have not accrued any additional amounts based upon the proposed adjustments.  There can be no assurance that these matters will be resolved in our favor, and an adverse outcome of either matter, or any future tax examinations involving similar assertions, could have a material effect on our financial condition, results of operations and cash flows.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Income Taxes (continued)

On December 22, 2017, the Act was signed into law. In accordance with Staff Accounting Bulletin (“SAB”) 118, we recognized the estimated impact of this legislation as a component of income tax expense in our audited financial statements for the year ending December 29, 2017. SAB 118 allows for a measurement period, not to extend beyond one year from the enactment date, for companies to complete their accounting for the provisions of the Act under Accounting Standards Codification ("ASC") 740. As of September 28, 2018, we finalized our analysis of the impact of the Act and determined that there were no adjustments required to be recorded for the financial statement for the year ending December 29, 2017.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Long-Term Debt and Capital Lease Obligations

The following is a summary of long term-debt and capital lease obligations (U.S. dollars in millions):

	December 28, 2018	December 29, 2017
Senior unsecured revolving credit facility (see Credit Facility below)	$661.3	$356.2
Capital lease obligations	1.1	1.4
Total long-term debt and capital lease obligations	662.4	357.6
Less: Current portion	(0.5)	(0.6)
Long-term debt and capital lease obligations	$661.9	$357.0

Credit Facility

On April 16, 2015, we entered into a five-year $800.0 million syndicated senior unsecured revolving credit facility maturing on April 15, 2020 (the "Credit Facility") with Bank of America, N.A. as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Inc. as sole lead arranger and sole book manager. Borrowings under the Credit Facility bear interest at a spread over LIBOR that varies with our leverage ratio. The Credit Facility also includes a swing line facility, and a letter of credit facility.

On February 27, 2018, we exercised an option to increase the total commitments under the Credit Facility from $800.0 million to $1.1 billion. We capitalized $0.8 million of debt issuance costs during the year ended December 28, 2018 as a result of these changes to the Credit Facility. Debt issuance costs of $1.2 million are included in other noncurrent assets on our Consolidated Balance Sheets as of the year ended December 28, 2018. On September 27, 2018, we amended certain covenant ratios of our Credit Facility.

We have a renewable 364-day, $25.0 million commercial and stand-by letter of credit facility with Rabobank Nederland.

The following is a summary of the material terms of the Credit Facility and other working capital facilities at December 28, 2018 (U.S. dollars in millions):

	Term	Maturity Date	Interest Rate at December 28, 2018	Borrowing Limit	Available Borrowings at December 28, 2018
Bank of America credit facility	5.0 years	April 15, 2020	3.87%	$1,100.0	$433.7
Rabobank letter of credit facility	364 days	June 18, 2019	Varies	25.0	19.3
Other working capital facilities	Varies	Varies	Varies	23.3	14.2
				$1,148.3	$467.2

The current margin for LIBOR advances is 1.50%. We intend to use funds borrowed under the Credit Facility from time to time for general corporate purposes, which may include the repayment, redemption or refinancing of our existing indebtedness, working capital needs, capital expenditures, funding of possible acquisitions, possible share repurchases and satisfaction of other obligations.
The Credit Facility requires us to comply with financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers. As of December 28, 2018, we were in compliance with all of the covenants contained in the Credit Facility. The Credit Facility is unsecured and is guaranteed by certain of our subsidiaries. The Credit Facility permits borrowings under the revolving commitment with an interest rate determined based on our leverage ratio and spread over LIBOR. In addition, we pay a fee on unused commitments.
As of December 28, 2018, we applied $10.7 million to the Rabobank Nederland and Bank of America letter of credit facilities, in respect of certain contingent obligations and other governmental agency guarantees, combined with guarantees for purchases of raw materials and equipment and other trade related letters of credit. We also had $17.4 million in other letter of credit and bank guarantees not included in the Rabobank or Bank of America letter of credit facilities.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Long-Term Debt and Capital Lease Obligations (continued)

During 2018 we entered into interest rate swaps in order to hedge the risk of the fluctuation on future interest payments related to our variable rate LIBOR-based borrowings from our Credit Facility. Refer to Note 18, “Derivatives”.

Maturities of long-term debt and capital lease obligations during the next five years are (U.S. dollars in millions):

Fiscal Years	Long-Term Debt	Capital Leases	Totals
2019	$28.1	$0.5	$28.6
2020	695.8	0.3	696.1
2021	—	0.2	0.2
2022	—	0.1	0.1
2023	—	—	—
	723.9	1.1	725.0
Less: Amounts representing interest (1)	(62.6)	—	(62.6)
	661.3	1.1	662.4
Less: Current portion	$—	$(0.5)	$(0.5)

Totals, net of current portion of long-term debt and capital lease obligations	$661.3	$0.6	$661.9

(1) We utilize a variable interest rate on our long-term debt, and for presentation purposes we have used an assumed rate of 4.3%.

Cash payments of interest on long-term debt, net of amounts capitalized, were $19.3 million for 2018, $5.8 million for 2017 and $3.2 million for 2016. Capitalized interest expense was $2.4 million for 2018 and $1.0 million for 2017 and $0.8 million for 2016.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Earnings (Loss) Per Ordinary Share

Basic net income per share is computed using the weighted average number of common shares outstanding for the period.
Basic and diluted net income per ordinary share is calculated as follows (U.S. dollars in millions, except share and per share data):

	Year ended
	December 28, 2018	December 29, 2017	December 30, 2016
Numerator:
Net (loss) income attributable to Fresh Del Monte Produce Inc.	$(21.9)	$120.8	$225.1

Denominator:
Weighted average number of ordinary shares - Basic	48,625,175	50,247,881	51,507,755
Effect of dilutive securities - share-based employee options and awards	—	340,827	454,440
Weighted average number of ordinary shares - Diluted	48,625,175	50,588,708	51,962,195

Antidilutive Options and Awards (1)	851,645	96,115	—

Net (loss) income per ordinary share attributable to
Fresh Del Monte Produce Inc.:
Basic	$(0.45)	$2.40	$4.37
Diluted	$(0.45)	$2.39	$4.33

(1) Options to purchase shares of common stock and unvested RSUs and PSUs are not included in the calculation of net (loss) income per ordinary share because the effect would have been anti-dilutive.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.  Accumulated Other Comprehensive (Loss) Income

The following table includes the changes in accumulated other comprehensive (loss) income by component under the ASC on “Comprehensive Income” for the years ended December 28, 2018 and December 29, 2017 (U.S. dollars in millions):

	Changes in Accumulated Other Comprehensive (Loss) Income by Component (1)
	Changes in Fair Value of Effective Cash Flow Hedges	Foreign Currency Translation Adjustment		Retirement Benefit Adjustment	Total
Balance at December 30, 2016	$5.4	$(25.4)		$(24.2)	$(44.2)
Other comprehensive (loss) income before reclassifications	(7.7)	18.7	(2)	0.5	11.5
Amounts reclassified from accumulated other comprehensive loss	0.9	—		1.2	2.1
Net current period other comprehensive (loss) income	(6.8)	18.7		1.7	13.6
Balance at December 29, 2017	$(1.4)	$(6.7)		$(22.5)	$(30.6)
Other comprehensive (loss) income before reclassifications	(0.6)	(8.2)	(2)	0.8	(8.0)
Amounts reclassified from accumulated other comprehensive loss	(3.8)	—		0.8	(3.0)
Net current period other comprehensive (loss) income	(4.4)	(8.2)		1.6	(11.0)
Balance at December 28, 2018	$(5.8)	$(14.9)		$(20.9)	$(41.6)

(1) All amounts are net of tax and noncontrolling interests.
(2) Includes a loss of $1.3 million for the year ended December 28, 2018 and a gain of $5.6 million for the year ended December 29, 2017 related to intra-entity foreign currency transactions that are of a long-term-investment nature.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.  Accumulated Other Comprehensive (Loss) Income (continued)

The following table includes details about amounts reclassified from accumulated other comprehensive (loss) income by component for the years ended December 28, 2018 and December 29, 2017 (U.S. dollars in millions):

	December 28, 2018	December 29, 2017
Details about accumulated other comprehensive (loss) income components	Amount reclassified from accumulated other comprehensive (loss) income	Amount reclassified from accumulated other comprehensive (loss) income	Affected line item in the statement where net income is presented
Changes in fair value of effective cash flow hedges:
Foreign currency cash flow hedges	$(5.3)	$1.2	Net sales
Foreign currency cash flow hedges	—	(0.3)	Cost of products sold
Interest rate swaps	$1.5	$—	Interest expense
Total	$(3.8)	$0.9

Amortization of retirement benefits:
Actuarial losses	$—	$0.8	Selling, general and administrative expenses
Actuarial losses	—	0.4	Cost of products sold
Actuarial losses (1)	$0.8	$—	Other expense, net
Total	$0.8	$1.2

(1) Refer to Note 14, "Retirement and Other Employee Benefits" for additional information on reclassification of certain net periodic pension costs due to adoption of ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost regarding the presentation of components of net periodic pension costs.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Retirement and Other Employee Benefits (continued)

The following table sets forth a reconciliation of benefit obligations, plan assets and funded status for our defined benefit pension plans and post-retirement plans as of December 28, 2018 and December 29, 2017, which are also their measurement dates (U.S. dollars in millions):

	Pension plans (1)				Post-retirement plans
	December 28, 2018		December 29, 2017		December 28, 2018	December 29, 2017
	U.S.	U.K.	U.S.	U.K.	Central America	Central America
Change in Benefit Obligation:
Beginning benefit obligation	$16.7	$64.6	$17.0	$57.0	$67.1	$61.9
Service cost	—	—	—	—	5.9	5.6
Interest cost	0.5	1.5	0.6	1.5	4.0	4.4
Actuarial (gain) loss	(0.7)	(3.0)	0.5	2.9	(6.6)	0.4
Benefits paid	(1.3)	(2.3)	(1.4)	(2.0)	(5.7)	(6.0)
Exchange rate changes (2)	—	(3.8)	—	5.5	(3.5)	0.8
Plan amendment	—	1.4	—	(0.3)	—	—
Ending benefit obligation	15.2	58.4	16.7	64.6	61.2	67.1

Change in Plan Assets:
Beginning fair value	13.9	61.3	13.1	50.5	—	—
Actual return on plan assets	(0.9)	(5.0)	1.8	5.9	—	—
Company contributions	0.2	1.8	0.4	1.8	5.7	6.0
Benefits paid	(1.3)	(2.3)	(1.4)	(2.0)	(5.7)	(6.0)
Exchange rate changes (2)	—	(3.5)	—	5.1	—	—
Ending fair value	11.9	52.3	13.9	61.3	—	—

Amounts recognized in the Consolidated Balance Sheets:
Accounts payable and accrued expenses (current liability)	—	—	—	—	8.1	7.5
Retirement benefits liability (noncurrent liability)	3.2	6.0	2.8	3.3	53.1	59.6
Net amount recognized in the
Consolidated Balance Sheets	$3.2	$6.0	$2.8	$3.3	$61.2	$67.1

Amounts recognized in Accumulated other comprehensive loss(3):
Net actuarial loss	(9.4)	(7.7)	(8.7)	(1.7)	(6.4)	(14.2)
Net amount recognized in accumulated other comprehensive loss	$(9.4)	$(7.7)	$(8.7)	$(1.7)	$(6.4)	$(14.2)

(1)	The accumulated benefit obligation is the same as the projected benefit obligation.

(2)
The exchange rate difference included in the reconciliation of the change in benefit obligation and the change in plan assets above results from currency fluctuations of the U.S. dollar relative to the British pound for the U.K. plan and the U.S. dollar versus Central American currencies such as the Costa Rican colon and Guatemalan quetzal for the Central American plans as of December 28, 2018 and December 29, 2017, when compared to the previous year.

(3)	We had accumulated other comprehensive income of $5.1 million as of December 28, 2018 and $5.7 million as of December 29, 2017 related to the tax effect of unamortized pension gains.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Retirement and Other Employee Benefits (continued)

The following table provides a roll forward of the accumulated other comprehensive (loss) income ("AOCI") balances (U.S. dollars in millions):

	Pension plans				Post-retirement plans
	Year ended				Year ended
	December 28, 2018		December 29, 2017		December 28, 2018	December 29, 2017
Reconciliation of AOCI	U.S.	U.K.	U.S.	U.K.	Central America	Central America
AOCI (loss) at beginning of plan year	$(8.7)	$(1.7)	$(9.4)	$(2.8)	$(14.2)	$(14.6)
Amortization of net losses recognized during the year	0.4	(0.4)	0.4	—	0.8	0.9
Net (losses) gains occurring during the year	(1.1)	(5.7)	0.3	1.0	6.6	(0.5)
Currency exchange rate changes	—	0.1	—	0.1	0.4	—
AOCI (loss) at end of plan year	$(9.4)	$(7.7)	$(8.7)	$(1.7)	$(6.4)	$(14.2)

The amounts in AOCI expected to be amortized as a component of net period cost in the upcoming year are (U.S. dollars in millions):

	Pension plans		Post-retirement plans
	U.S.	U.K.	Central America
2019 amortization of net losses	$0.4	$—	$0.8

The following table sets forth the net periodic pension cost of our defined benefit pension and post-retirement benefit plans (U.S. dollars in millions):

	Pension plans						Post-retirement plans
	Year ended						Year ended
	December 28, 2018		December 29, 2017		December 30, 2016		December 28, 2018	December 29, 2017	December 30, 2016
	U.S.	U.K.	U.S.	U.K.	U.S.	U.K.	Central America	Central America	Central America
Service cost	$—	$—	$—	$—	$—	$—	$5.9	$5.6	$5.2
Interest cost	0.5	1.5	0.6	1.5	0.7	1.9	4.0	4.4	3.8
Expected return on assets	(1.0)	(2.5)	(1.0)	(2.4)	(1.0)	(2.6)	—	—	—
Net amortization	0.4	(0.4)	0.4	—	0.3	—	0.8	0.8	0.8
Net periodic cost (income)	$(0.1)	$(1.4)	$—	$(0.9)	$—	$(0.7)	$10.7	$10.8	$9.8

There are no amounts of plan assets expected to be refunded to us over the next 12 months. The expected return on assets is calculated using the fair value of plan assets for both the U.S. and U.K. plans.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Retirement and Other Employee Benefits (continued)

We have adopted ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost regarding the presentation of components of net periodic pension costs. Service costs are presented in the same line item in the Consolidated Statements of Operations as other compensation costs arising from services rendered by the employees during the period. With the exception of service cost, the other components of net periodic benefit costs (which include interest costs, expected return on assets, amortization of net actuarial losses) are recorded in the Consolidated Statements of Operations in other expense, net. Other net periodic benefit costs of $3.3 million for the year ended December 28, 2018 were reclassified from operating income and are included in other expense, net on the Consolidated Statements of Operations. We utilized the practical expedient provided in this ASU and did not reclassify the net periodic pension costs for the year ended December 29, 2017. The impact would have been $4.3 million for year ended December 29, 2017 of other net periodic benefit costs reclassified out of operating income and included in other expense, net in the Consolidated Statements of Operations. The reclassification of amounts related to other non-U.S.-based plans is immaterial for the years ended December 28, 2018 and December 29, 2017.

Actuarial Assumptions

The assumptions used in the calculation of the benefit obligations of our U.S. and U.K. defined benefit pension plans and Central American plans consisted of the following:

	December 28, 2018			December 29, 2017				December 30, 2016
	Pension plans		Post- retirement plans	Pension plans		Post- retirement plans		Pension plans		Post- retirement plans
	U.S.	U.K.	Central America	U.S.	U.K.	Central America		U.S.	U.K.	Central America
Weighted average discount rate	4.10%	2.80%	8.06%	3.45%	2.45%	6.50%	(1)	3.85%	2.60%	7.29%
Rate of increase in compensation levels	—	—	4.75%	—	2.40%	4.75%		—	2.50%	4.75%

The assumptions used in the calculation of the net periodic pension costs for our U.S. and U.K. defined benefit pension plans and Central American plans consisted of the following:

	December 28, 2018			December 29, 2017				December 30, 2016
	Pension plans		Post- retirement plans	Pension plans		Post- retirement plans		Pension plans		Post- retirement plans
	U.S.	U.K.	Central America	U.S.	U.K.	Central America		U.S.	U.K.	Central America
Weighted average discount rate	3.45%	2.45%	6.51%	3.85%	2.60%	7.10%	(1)	4.00%	3.70%	7.23%
Rate of increase in compensation levels	—	—	4.75%	—	2.50%	4.75%		—	2.20%	4.64%
Expected long-term rate of return on assets	7.50%	4.22%	—	7.50%	4.50%	—		7.50%	5.47%	—

(1)
The increase or decrease in the weighted average discount rate assumption for the benefit obligation and net periodic pension costs increased due to an increase or decrease in inflation assumptions and country-specific investments.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Retirement and Other Employee Benefits (continued)

Effective December 29, 2017, we utilized updated mortality tables for our U.S. Plan. The change related to updated mortality tables has caused a decrease of our projected benefit obligation for this plan by $0.2 million in 2017 and is included in accumulated other comprehensive income in our Consolidated Balance Sheets. This change is treated as a change in assumption, which affects the net actuarial loss and is amortized over the remaining service period of the plan participants. The annual amortization impacts net periodic cost.

Cash Flows

	Pension plans		Post-retirement plans
	U.S.	U.K.	Central America
Expected benefit payments for:
2019	$1.4	$1.8	$8.1
2020	1.3	1.8	6.7
2021	1.3	1.8	6.5
2022	1.2	1.9	6.5
2023	1.2	2.0	6.4
Next 5 years	5.2	11.7	32.3
Expected benefit payments over the next 10 years	$11.6	$21.0	$66.5

For 2019, expected contributions are $0.2 million for the U.S. pension plans and $1.8 million for the U.K. pensions plans. Contributions for the U.S. and U.K. pension plans are actuarially determined based on funding regulations.

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

The fair values of our U.S. plan assets by asset category are as follows:

		Fair Value Measurements at December 28, 2018 (U.S. dollars in millions)
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Mutual Funds:
Fixed income securities	$5.4	$5.4	$—	$—
Value securities	2.2	2.2	—	—
Growth securities	4.3	4.3	—	—
Total	$11.9	$11.9	$—	$—

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Retirement and Other Employee Benefits (continued)

The fair values of our U.S. plan assets by asset category are as follows:

		Fair Value Measurements at December 27, 2017 (U.S. dollars in millions)
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

Investment managers agree to operate the plan's investments within certain criteria that determine eligible and ineligible securities, diversification requirements and credit quality standards, where applicable. Unless exceptions have been approved or are part of a permitted mutual fund strategy, investment managers are prohibited from buying or selling commodities, futures or option contracts, as well as from short selling of securities. Furthermore, investment managers agree to obtain written approval for deviations from stated investment style or guidelines. We considered historical returns and the future expectations for returns for each asset class as well as the target asset allocation of plan assets to develop the expected long-term rate of return on assets assumption.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Retirement and Other Employee Benefits (continued)

United Kingdom Defined Benefit Pension Plan

Plan Assets

The fair values of our U.K. plan assets by asset category are as follows:

		Fair Value Measurements at December 28, 2018 (U.S. dollars in millions)
Asset Category	Total Fair Value at December 28, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$0.8	$0.8	$—	$—
Equity securities:
United Kingdom companies	4.5	—	4.5	—
Diversified growth funds	17.5	—	17.5	—
Other international companies	15.0	—	15.0	—
Fixed income securities:
United Kingdom government bonds	6.1	—	6.1	—
Liability-driven investments	8.4	—	8.4	—
Total	$52.3	$0.8	$51.5	$—

		Fair Value Measurements at December 29, 2017 (U.S. dollars in millions)
Asset Category	Total Fair Value at December 29, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$0.2	$0.2	$—	$—
Equity securities:
United Kingdom companies	5.5	—	5.5	—
Diversified growth funds	20.8	—	20.8	—
Other international companies	18.5	—	18.5	—
Fixed income securities:
United Kingdom government bonds	7.1	—	7.1	—
Liability-driven investments	9.2	—	9.2	—
Total	$61.3	$0.2	$61.1	$—

Equity securities – This category includes pooled investments in various U.S., U.K. and other international equities over diverse industries.  The portfolio of stocks is invested in diverse industries and includes a concentration of 38% in financial institutions, 15% in technology, 10% in consumer goods, 10% in telecommunications and the remaining 27% in various other industries.  The diversified growth fund includes a portfolio of investment allocations of 49% cash, 23% in equities predominantly in the United States and Asia, 19% in fixed income securities including corporate and government bonds and 9% in other investments such as property and infrastructure. Units of the pooled investment accounts are not traded on an exchange or in an active market; however, valuation is based on the underlying investments of the units and are classified as Level 2 investments of the fair value hierarchy.

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

According to the plan’s investment policy, approximately 33% of the U.K. plan’s assets are invested in diversified growth funds, 29% are invested in other international equities and 9% are invested in U.K. equity securities. Approximately 16% are invested in liability-driven investments and 12% of the U.K. plan’s assets are invested in U.K. index-lined government bonds. Fund managers have no discretion to make asset allocation decisions with the exception of the diversified growth fund. The trustees try to rebalance any discrepancies through selective allocations of future contributions. Performance benchmarks for each asset class are based on various FTSE indices and inflation measures. Investment performance is reviewed quarterly.

Plan Amendment

During 2018, The English High Court ruling in Lloyds Banking Group Pension Trustees Limited v. Lloyds Bank plc and others, held that UK pension schemes with Guaranteed Minimum Pensions (“GMP”) accrued from May 17, 1990, must equalize for different effects on GMP between male and female plan participants. Accordingly, the GMP equalization was treated as a plan amendment and included in our actuarial valuation. The estimated GMP equalization impact for the UK pension plan is an increase of approximately $1.4 million to our projected benefit obligations, with a corresponding increase in accumulated other comprehensive income.  The amount recognized under accumulated other comprehensive income will be amortized as prior service cost over the average life expectancy of the plan’s participants.

Other Employee Benefits

We also sponsor a defined contribution plan established pursuant to Section 401(k) of the Internal Revenue Code. Subject to certain dollar limits, employees may contribute a percentage of their salaries to the plan, and we will match a portion of each employee’s contribution. This plan is in effect for U.S.-based employees only. The expense pertaining to this plan was $1.1 million for 2018, $1.2 million for 2017 and $1.1 million for 2016.

On August 31, 1997, one of our subsidiaries ceased accruing benefits under its salary continuation plan covering certain of our Central American management personnel. At December 28, 2018 we had $4.2 million accrued for this plan, including $0.7 million in accumulated other comprehensive income (loss) related to unamortized pension gains. At December 29, 2017 we had $5.0 million accrued for this plan, including $0.6 million in accumulated other comprehensive loss related to unamortized pension gains. Net periodic pension costs were $0.1 million for the year ended December 28, 2018, $0.1 million the year ended December 29, 2017 and $0.1 million for the year ended December 30, 2016.  Expected benefit payments under the plan for 2019 through 2023 total $3.1 million. For 2024 through 2028 the expected benefit payments under the plan total $1.6 million.

We sponsor a service gratuity plan covering certain of our Kenyan personnel. At December 28, 2018 we had $7.3 million accrued for this plan, including a $2.0 million in accumulated other comprehensive loss related to unamortized pension losses. At December 29, 2017 we had $6.1 million accrued for this plan, including a $1.3 million in accumulated other comprehensive loss related to unamortized pension losses. Net periodic pension costs were $1.2 million for the year ended December 28, 2018, $1.2 million for the year ended December 29, 2017 and $1.1 million for the year ended December 30, 2016. Expected benefit payments under the plan from 2019 through 2023 total $4.4 million. Benefit payments under the plan from 2024 through 2028 are expected to total $4.8 million.

We provide retirement benefits to certain employees who are not U.S.-based. Generally, benefits under these programs are based on an employee’s length of service and level of compensation. Included in retirement benefits on our consolidated balance sheets is $16.8 million at December 28, 2018 and $17.7 million at December 29, 2017 related to these programs.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Retirement and Other Employee Benefits (continued)

The unamortized pension losses related to other non-U.S.-based plans included in accumulated other comprehensive income (loss), a component of shareholders’ equity was $1.4 million for the year ending December 28, 2018 and $1.7 million for the year ending December 29, 2017. We also offer certain post-employment benefits to former executives and have $2.1 million at December 28, 2018 and $2.7 million at December 29, 2017 in retirement benefits on our consolidated balance sheets related to these benefits.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Share-Based Compensation

We maintain various compensation plans for officers, other employees, and non-employee members of our Board of Directors.
Share-based compensation expense included in selling, general and administrative expenses related to stock options, restricted stock awards ("RSAs"), restricted stock units ("RSUs") and performance stock units ("PSUs") is included in the accompanying Consolidated Statements of Operations as follows (U.S. dollars in millions):

	Year ended
Types of Awards	December 28, 2018	December 29, 2017	December 30, 2016
Stock options	$0.1	$0.5	$2.4
RSUs/PSUs	10.3	10.7	21.6
RSAs	1.1	0.9	0.9
Total	$11.5	$12.1	$24.9

Proceeds of $0.8 million were received from the exercise of stock options for 2018, $1.6 million for 2017 and $12.2 million for 2016.

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

Under the 2014 Plan and Prior Plans, 20% of the options usually vest immediately, and the remaining options vest in equal installments over the next four years. Options under the 2014 Plan and Prior Plans may be exercised over a period not in excess of 10 years from the date of the grant. Prior Plan provisions are still applicable to outstanding options and awards under those plans. There were no stock options grants for the years ended December 28, 2018, December 29, 2017, and December 30, 2016.

Restricted Stock Awards (RSA)

A share of “restricted stock” is one of our ordinary shares that has restrictions on transferability until certain vesting conditions are met.

For RSAs under the 2014 Plan and Prior Plans, 50% of each award of our restricted stock vested on the date it was granted. The remaining 50% of each award vests upon the six-month anniversary of the date on which the recipient ceases to serve as a member of our Board of Directors. RSA awarded during the years ended December 28, 2018 and December 29, 2017 allow directors to retain all of their awards once they cease to serve as a member of our Board of Directors and is considered a nonsubstantive service condition in accordance with the guidance provided by the ASC on “Compensation – Stock Compensation.”  Accordingly, we recognize compensation cost immediately for restricted stock awards granted to non-management members of the Board of Directors.

The following table lists the RSA for the years ended December 28, 2018 and December 29, 2017:

Date of Award	Shares of Restricted Stock Awarded	Price Per Share
January 2, 2018	21,304	$46.93
August 2, 2018	1,687	$49.38
January 3, 2017	14,294	61.21

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

The following table lists the various RSUs/PSUs awarded under the 2014 Plan and Prior Plans for the years ended December 28, 2018 and December 29, 2017 (U.S. dollars in millions except share and per share data):

Date of Award		Type of Award	Units Awarded	Price Per Share
June 25, 2018		RSU	2,000	$44.78
February 21, 2018		RSU	125,000	46.35
February 21, 2018		PSU	85,000	46.35
August 2, 2017		RSU	48,700	49.75
February 22, 2017		PSU	100,000	56.52
February 22, 2017		RSU	50,000	56.52
September 2, 2016	(1)	RSU	50,000	58.94
August 3, 2016		RSU	226,500	59.83
February 24, 2016		PSU	140,000	38.99
February 24, 2016		RSU	50,000	38.99
(1) New grant related to the former President/COO transition

RSUs are eligible to earn Dividends Equivalent Units ("DEUs") equal to the cash dividend paid to ordinary shareholders. DEUs are subject to the same performance and/or service conditions as the underlying RSUs/PSUs and are forfeitable.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Share-Based Compensation (continued)

The following table summarizes RSUs/PSUs activity for the years ended December 28, 2018, December 29, 2017, December 30, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
RSUs/PSUs outstanding at January 1, 2016	988,542	$30.94
Granted	427,624	49.91
Converted	(472,841)	37.77
Canceled	(11,289)	37.89

RSUs/PSUs outstanding at December 30, 2016	932,036	36.09
Granted	208,743	54.17
Converted	(336,112)	34.91
Canceled	(43,515)	43.77

RSUs/PSUs outstanding at December 29, 2017	761,152	41.13
Granted	223,531	46.10
Converted	(279,440)	41.31
Canceled	(21,948)	50.40

RSUs/PSUs outstanding at December 28, 2018	683,295	42.39

Vested at December 30, 2016	126,250	$22.61

Vested at December 29, 2017	235,332	$26.49

Vested at December 28, 2018	249,767	$31.28

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Share-Based Compensation (continued)

Information about RSUs/PSUs outstanding at December 28, 2018 was as follows:

Grant Date Market Value	Outstanding	Outstanding Intrinsic Value	Vested	Vested Intrinsic Value
$44.78	1,613	$—	—	$—
$46.35	101,539	—	—	—
$46.35	82,119	—	—	—
$40.03	25,693	—	—	—
$56.52	74,885	—	17,301	—
$56.52	30,826	—	—	—
$59.83	51,225	—	—	—
$49.75	28,022	—	—	—
$38.99	59,523	—	35,894	—
$38.99	20,763	—	—	—
$33.44	49,998	—	49,998	—
$33.44	10,513	—	—	—
$25.52	53,433	0.1	53,431	0.1
$26.52	54,291	0.1	54,291	0.1
$24.68	38,852	0.1	38,852	0.1
	683,295	$0.3	249,767	$0.3

As of December 28, 2018, the total remaining unrecognized compensation cost related to non-vested RSUs/PSUs amounted to $11.9 million, which will be amortized over the weighted-average remaining requisite service period of 1.5 years years.

16. Commitments and Contingencies

We lease agricultural land and certain property, plant and equipment, including office facilities and refrigerated containers, under operating leases. We also enter into ship charter agreements for the transport of our fresh produce to markets worldwide using seven chartered refrigerated ships. The remaining terms for ship charter agreements range between one to three years.  The aggregate minimum payments under all operating leases and ship charter agreements with initial terms of one year or more at December 28, 2018 are as follows (U.S. dollars in millions):

2019	$64.2
2020	31.5
2021	22.5
2022	16.3
2023	15.3
Thereafter	69.2
$219.0

Total expense for all operating leases and ship charter agreements, including leases with initial terms of less than one year, amounted to $84.3 million for 2018, $92.1 million for 2017 and $96.4 million for 2016.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. Commitments and Contingencies (continued)

We also have agreements to purchase the entire or partial production of certain products of our independent growers primarily in Guatemala, Costa Rica, Philippines, Ecuador, Chile, and Colombia that meet our quality standards. Total purchases under these agreements amounted to $763.9 million for 2018, $815.0 million for 2017 and $816.0 million for 2016.

In addition, during 2017 and 2018, we entered into a definitive agreement for the building of six new refrigerated container ships for $138.9 million to be delivered in 2020. The agreement requires payments of approximately $32.4 million in 2019, $85.8 million in 2020 and $20.7 million in 2021 for these six ships.

17. Litigation

DBCP Litigation

Beginning in December 1993, certain of our U.S. subsidiaries were named among the defendants in a number of actions in courts in Texas, Louisiana, Hawaii, California and the Philippines involving claims by numerous non-U.S. plaintiffs alleging that they were injured as a result of exposure to a nematocide containing the chemical dibromochloropropane (“DBCP”) during the period 1965 to 1990. As a result of a settlement entered into in December 1998, the remaining unresolved DBCP claims against our U.S. subsidiaries are pending in Hawaii, Delaware and the Philippines.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. Litigation (continued)

Plaintiffs agreed that judgment be entered in favor of all defendants for the claims still pending in the United States District Court for the District of Delaware on the basis of the summary judgment granted on May 27, 2014 and the district court entered judgment dismissing all plaintiffs’ claims on September 22, 2014. On October 21, 2014, a notice of appeal was filed with the United States
Court of Appeals for the Third Circuit expressly limited the appeal to the claims of 57 (out of the more than 2,600) plaintiffs who had not previously filed claims in Louisiana. On August 11, 2015, a panel of the Court of Appeals affirmed the dismissal of the claims of these plaintiffs. Plaintiffs filed a Motion for Rehearing en Banc with the Third Circuit, which was granted on September 22, 2015. On September 2, 2016, the Third Circuit en banc reversed the District Court’s dismissal on first-filed doctrine grounds of the claims of approximately 229 of the plaintiffs and remanded the case back to the District Court for further proceedings. On June 2, 2017, the Third Circuit issued a Petition for Certification of State Law to the Delaware Supreme Court to resolve the complex procedural question pending on appeal regarding the duration of the tolling of limitations afforded by a class action that had been pending in Texas. The Delaware Supreme Court accepted certification of the pending question of law. On March 15, 2018, the Delaware Supreme court decided the complex procedural question in favor of the plaintiffs and the case is back before the United States District Court for the District of Delaware for further proceedings. On remand, there remain approximately 285 claims pending, although roughly two-thirds of those claims are of plaintiffs from Panama and Ecuador, where we have not been involved with any banana growing during the period when DBCP was in use. By agreement of the parties and the Court, discovery is first proceeding with respect to the Ecuadorian plaintiffs, followed by the Panamanian plaintiffs and then the Costa Rican plaintiffs.

In Hawaii, plaintiffs filed a petition for certiorari to the Hawaii Supreme Court based upon the Hawaii Court of Appeals affirmance in March 2014 of a summary judgment ruling in defendants’ favor at the trial court level. The Hawaii Supreme Court accepted the petition and oral argument was held on September 18, 2014 with respect to whether the claims of the six named plaintiffs were properly dismissed on statute of limitations grounds. On October 21, 2015, the Hawaii Supreme Court reversed the Hawaii Court of Appeals and the Hawaii state trial court’s grant of partial summary judgment against the DBCP plaintiffs on statute of limitations grounds. The Hawaii Supreme Court remanded the claims of six remaining plaintiffs back to the Hawaii state trial court for further proceedings, where they remain pending. In late 2018, plaintiffs sought to activate the case and the Court has set a conference for March 6, 2019 at which a schedule for the case is likely to be set.  There are at most 3 plaintiffs remaining in the action who allege employment on a farm affiliated with our banana growing operations.

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

We increased the liability by $0.4 million during 2017 and 2016 due to changes to the remediation work being performed related to the Kunia Well Site clean-up. We included these charges/(credits) in asset impairment and other charges, net on our Consolidated Statements of Operations. The estimates are between $13.5 million and $28.7 million. The estimate on which our accrual is based, totals $13.5 million. As of December 28, 2018, there is $13.2 million included in other noncurrent liabilities and $0.3 million included in accounts payable and accrued expenses in the Consolidated Balance Sheets for the Kunia Well Site clean-up, which we expect to expend in the next 12 months. We expect to expend approximately $0.3 million in 2019, $1.1 million in 2020, $1.0 million in 2021 and $0.9 million in each of the years 2022 and 2023.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18.  Derivative Financial Instruments

Our derivative financial instruments reduce our exposure to fluctuations in foreign exchange and interest rates. We predominantly designate our derivative financial instruments as cash flow hedges.

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

Certain of our derivative instruments contain provisions that require the current credit relationship between us and our counterparty to be maintained throughout the term of the derivative instruments.  If that credit relationship changes, certain provisions could be triggered, and the counterparty could request immediate collateralization of derivative instruments in net liability position above a certain threshold.  The aggregate fair value of all derivative instruments with a credit-risk-related contingent feature that are in a liability position on December 28, 2018 is $8.4 million. As of December 28, 2018, no triggering event has occurred and thus we are not required to post collateral.  If the credit-risk-related contingent features underlying these agreements were triggered on December 28, 2018, we would not be required to post collateral to its counterparty because the collateralization threshold has not been met.

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

Foreign Currency Hedges

We are exposed to fluctuations in currency exchange rates against the U.S. dollar on our results of operations and financial condition and we mitigate that exposure by entering into foreign currency forward contracts. Certain of our subsidiaries periodically enter into foreign currency forward contracts in order to hedge portions of forecasted sales or cost of sales denominated in foreign currencies with forward contracts and options, which generally expire within one year. At December 28, 2018, our foreign currency forward contracts will hedge a portion of our 2019 foreign currency exposure.

We designate our foreign currency forward contracts as single-purpose cash flow hedges of forecasted cash flows.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18.  Derivative Financial Instruments (continued)

We had the following outstanding foreign currency forward contracts as of December 28, 2018:

Foreign Currency Contracts Qualifying as Cash Flow Hedges:		Notional Amount
Euro		€73.2	million
Japanese yen	JPY	2,634.5	million
Korean won	KRW	35,974.4	million

Interest Rate Contracts

We are exposed to fluctuations in variable interest rates on our results of operations and financial condition, and we mitigate that exposure by entering into interest rate swaps, from time to time. During 2018, we entered into interest rate swaps in order to hedge the risk of the fluctuation on future interest payments related to a portion of our variable rate LIBOR-based borrowings through 2028.

Gains or losses on interest rate swaps are recorded in other comprehensive income and will be subsequently reclassified into earnings as interest expense as the interest expense on debt is recognized in earnings. At December 28, 2018, the notional value of interest rate contracts outstanding was $400.0 million, $200.0 million maturing in 2024 and the remaining $200.0 million maturing in 2028. Refer to Note 11, “Long-Term Debt and Capital Lease Obligations.”

The following table reflects the fair values of derivative instruments, which are designated as level 2 in the fair value hierarchy, as of December 28, 2018 and December 29, 2017 (U.S. dollars in millions):

	Derivatives Designated as Hedging Instruments (1)
	Foreign exchange contracts		Interest Rate Swaps		Total
Balance Sheet Location:	December 28, 2018	December 29, 2017	December 28, 2018	December 29, 2017	December 28, 2018		December 29, 2017
Asset derivatives:
Prepaid expenses and other current assets	$1.6	$—	$—	$—	$1.6		$—
Total asset derivatives	$1.6	$—	$—	$—	$1.6		$—

Liability derivatives:
Accounts payable and accrued expenses	$0.8	$1.4	$—	$—	$0.8	(2)	$1.4
Other non-current liabilities	—	—	7.6	—	7.6	(2)	—
Total liability derivatives	$0.8	$1.4	$7.6	$—	$8.4		$1.4

(1) See Note 19, "Fair Value Measurements," for fair value disclosures.
(2) We expect that $0.8 million of the fair value of hedges recognized as a net loss in accumulated other comprehensive income ("AOCI") will be transferred to earnings during the next 12 months, and the remaining net loss of $7.6 million in AOCI over a period of 10 years, along with the earnings effect of the related forecasted transactions.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18.  Derivative Financial Instruments (continued)

The fair value of our derivatives related to our foreign currency cash flow hedges are in a net liability of $0.8 million as of December 28, 2018 and $1.4 million as of December 29, 2017. For foreign currency hedges, these fluctuations are primarily driven by the strengthening or weakening of the U.S. dollar compared to currencies being hedged relative to the contracted exchange rates and the settling of a number of contracts throughout 2018. During 2018, certain derivative contracts to hedge the euro and British pound relative to our sales were settled; certain derivative contracts to hedge the Philippine peso and Korean won relative to our cost of sales were also settled. The change in 2018 was primarily related to the settling of the majority of the contracts throughout 2018.

The following table reflects the effect of derivative instruments on the Consolidated Statements of Operations for the years ended December 28, 2018 and December 29, 2017 (U.S. dollars in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Year ended			Year ended
	December 28, 2018	December 29, 2017		December 28, 2018	December 29, 2017
Foreign exchange contracts	$1.6	$(5.4)	Net sales	$5.3	$(1.2)
Foreign exchange contracts	0.6	(1.4)	Cost of products sold	—	0.3
Interest rate swaps, net of tax	(6.6)	—	Interest expense	(1.5)	—
Total	$(4.4)	$(6.8)		$3.8	$(0.9)

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. Fair Value Measurements

Fair Value of Derivative Instruments

Our derivative assets or liabilities include foreign exchange and interest rate derivatives that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk as well as an evaluation of our counterparties’ credit risks. We use an income approach to value our outstanding foreign currency and interest rate swap cash flow hedges, which consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts using current market information as of the measurement date such as foreign currency spot, forward rates, and interest rates.  Additionally, we include an element of default risk based on observable inputs in the fair value calculation. Based on these inputs, the derivative assets or liabilities are classified within Level 2 of the valuation hierarchy.

The following table provides a summary of the fair values of our derivative financial instruments measured on a recurring basis under “Fair Value Measurements and Disclosures” (U.S. dollars in millions):

Fair Value Measurements
	Foreign currency forward contracts, net asset (liability)		Interest rate contracts, net (liability), asset
	December 28, 2018	December 29, 2017	December 28, 2018	December 29, 2017
Quoted prices in active markets for identical assets (Level 1)	$—	$—	$—	$—
Significant other observable inputs (Level 2)	0.8	(1.4)	(7.6)	—
Significant unobservable inputs (Level 3)	—	—	—	—

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

Capital lease obligations: The carrying value of our capital lease obligations reported in the Consolidated Balance Sheets approximates their fair value based on current interest rates, which contain an element of default risk. The fair value of our finance lease obligations is estimated using Level 2 inputs based on quoted prices for those or similar instruments.
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
Refer to Note 11, “Long-Term Debt and Capital Lease Obligations.”

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. Fair Value Measurements (continued)

Fair Value of Non-Financial Assets

The purchase price allocation for the Mann Packing acquisition reflected in the accompanying financial statements and includes $162.0 million allocated to goodwill representing the excess of the purchase price over the fair values of assets acquired and liabilities assumed and is subject to revision. The fair value of the net assets acquired are estimated using Level 3 inputs based on unobservable inputs except for items such as working capital which are valued using Level 2 inputs due to mix of quoted prices for similar instruments and cash and cash equivalents valued as Level 1 due to its highly liquid nature. We primarily utilized the cost approach for the valuation of the personal and real property. For the definite-lived intangible assets including customer list intangibles and trade names and trademark were valued primarily using an income approach methodology.

The Mann Packing acquisition includes a put option exercisable by the 25% shareholder of one of the acquired subsidiaries. The put option allows the noncontrolling owner to sell his 25% noncontrolling interest to us for a multiple of the subsidiary's adjusted earnings. As the put option is outside of our control, the estimated value of the 25% noncontrolling interest is presented as a redeemable noncontrolling interest outside of permanent equity on our Consolidated Balance Sheets. The fair value of the redeemable noncontrolling interest and put option was valued based on a mix of the income approach for determining the value of the redeemable noncontrolling interest and market approach for determining the most advantageous redemption point for the put option using a Monte Carlo simulation method. The fair value assigned to this interest is estimated using Level 3 inputs based on unobservable inputs. Refer to Note 4 "Acquisitions" for further discussion on the acquisition of Mann Packing.

The Company recorded asset impairment and other charges during the year ended December 28, 2018, that do not fall under the scope of fair value measurement. Refer to Note 3, "Asset Impairment and Other Charges, Net".

The following is a tabular presentation of the non-recurring fair value measurement along with the level within the fair value hierarchy in which the fair value measurement in its entirety falls (U.S. dollars in millions):

	Fair Value Measurements for the year ended December 28, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Philippines contract terminations	$1.9	$—	$—	$1.9
Underutilized assets in Central America	6.5	—	—	6.5
DEL MONTE® Prepared Foods reporting unit's trade names and trademarks	31.9	—	—	31.9
Tomato production assets held for sale in the United States	45.4	—	—	45.4
	$85.7	$—	$—	$85.7

As of December 28, 2018, we recognized $2.2 million in asset impairment and other charges, net related to certain underutilized assets in Central America. The asset impairment consisted of a write-down of $2.2 million related to assets with a carrying value of $8.7 million. We estimated the fair value of these assets of $6.5 million using the market approach. The fair value of these assets are classified as Level 3 in the fair value hierarchy due to the mix of unobservable inputs utilized.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. Fair Value Measurements (continued)

As of December 28, 2018, we have $45.4 million in property, plant and equipment meeting the criteria of assets held for sale included in prepaid expenses and other current assets primarily related to the cessation of tomato production in the United States. These assets include land, buildings and machinery and equipment in the other fresh produce segment. During 2018, we recognized an impairment charge of $1.0 million to recognize these assets at the lower of cost or fair value less cost to sell using the market approach. The fair value of these assets are classified as Level 3 in the fair value hierarchy due to the mix of unobservable inputs utilized.

During 2018, based on the annual impairment review of trade names and trademarks performed on the first day of our fourth quarter in 2018 and due to the underperformance of our prepared products in Europe, the Middle East and North Africa and our prepared ambient juice business in the United Kingdom, we incurred impairments of $11.3 million. The fair value of the DEL MONTE® prepared foods trade names and trademarks is $31.9 million. We utilized the royalty savings method, an income approach, to determine the fair value of the prepared foods trade names and trademarks. The royalty savings method estimated the fair value of an intangible asset by capitalizing the royalties saved. In other words, the owner of the intangible asset realizes a benefit from owning the intangible asset rather than licensing or paying a royalty for the use of the asset. We corroborate other inputs used in the royalty savings method with market participant assumptions such as royalty rates and discount rates utilized, however due to the mix of unobservable inputs utilized, the fair value of the trademarks are classified as Level 3 of the fair value hierarchy.

During 2018, we recognized $1.9 million in asset impairment and other charges, net for contract termination obligations in the Philippines. We estimated the fair value of this obligation using an income based approach. The fair value of the contract termination obligation is classified as Level 3 of the fair value hierarchy due to the mix of unobservable inputs utilized.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20. Related Party Transactions

Receivables from related parties were $0.1 million in 2017. Payables to related parties were $1.0 million in 2018 and $1.2 million in 2017.

Cash distributions to noncontrolling interests were $2.7 million in 2018 and $4.6 million in 2017. We have reflected the cash in contributions from (distributions to) noncontrolling interests under financing activities in the Consolidated Statements of Cash Flows. We have $15.1 million as of December 28, 2018 and $17.8 million as of December 29, 2017 in other noncurrent liabilities in our Consolidated Balance Sheets related to one of our noncontrolling interests.

We incurred expenses of approximately $2.3 million for 2018, $2.4 million for 2017 and $2.9 million for 2016 for air transportation services for chartering an aircraft that is indirectly owned by our Chairman and Chief Executive Officer. Other purchases from related parties were $8.9 million in 2018 compared to $9.3 million and $9.5 million in 2017 and 2016 respectively. Sales to related party transactions amounted to $0.7 million in 2018 compared to $0.3 million in 2017.

We have $84.1 million in accounts payable and have incurred $124.6 million in expenses to one of the Mann Packing subsidiaries for 2018.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21. Unaudited Quarterly Financial Information

Our fiscal quarter-ends correspond to the last Friday of the 13-week period, beginning the day following our fiscal year end. The following summarizes certain quarterly operating data (U.S. dollars in millions, except per share data):

	Quarter ended
	March 30, 2018	June 29, 2018 (2)	September 28, 2018 (2)	December 28, 2018 (2)
Net sales	$1,106.1	$1,272.4	$1,069.5	$1,045.9
Gross profit	106.5	78.3	52.6	42.4
Net income (loss)	43.2	(5.6)	(21.2)	(32.3)
Net income (loss) attributable to Fresh Del Monte Produce Inc.	41.5	(7.9)	(21.5)	(34.0)
Net income (loss) per ordinary share attributable to Fresh Del Monte Produce Inc. – basic (1)	$0.85	$(0.16)	$(0.44)	$(0.70)
Net income (loss) per ordinary share attributable to Fresh Del Monte Produce Inc. – diluted (1)	$0.85	$(0.16)	$(0.44)	$(0.70)
Dividends declared per ordinary share	$0.150	$0.150	$0.150	$0.150

	March 31, 2017	June 30, 2017	September 29, 2017	December 29, 2017 (3)
Net sales	$1,032.4	$1,147.1	$952.7	$953.7
Gross profit	99.1	123.2	58.3	51.0
Net income (loss)	45.6	69.8	10.5	(6.7)
Net income (loss) attributable to Fresh Del Monte Produce Inc.	46.4	69.2	11.5	(6.3)
Net income (loss) per ordinary share attributable to Fresh Del Monte Produce Inc. – basic (1)	$0.91	$1.37	$0.23	$(0.13)
Net income (loss) per ordinary share attributable to Fresh Del Monte Produce Inc. – diluted (1)	$0.90	$1.36	$0.23	$(0.13)
Dividends declared per ordinary share	$0.150	$0.150	$0.150	$0.150

(1)
Basic and diluted earnings per share for each of the quarters presented above is based on the respective weighted average number of shares for the quarters. The sum of the quarters may not necessarily be equal to the full year basic and diluted earnings per share amounts due to rounding.

(2)
Diluted earnings per share for the following quarters excludes the impact of antidilutive share based payment awards for ordinary shares as they were antidilutive as follows: 739,106 ordinary shares for the quarter ended June 29, 2018 , 620,017 ordinary shares for the quarter ended September 28, 2018 and 851,645 for the quarter ended December 28, 2018.

(3)	Diluted earnings per share for the quarter ended December 29, 2017 excludes the impact of antidilutive share-based payment awards for 275,688 ordinary shares, as they were antidilutive.

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

Our operations are aggregated into business segments on the basis of our products: bananas, other fresh produce and prepared food. Other fresh produce includes pineapples, melons, non-tropical fruit (including grapes, apples, citrus, blueberries, strawberries, pears, peaches, plums, nectarines, cherries and kiwis), avocados, fresh-cut fruit and vegetables, other fruit and vegetables, a third-party ocean freight business, a plastic product and box manufacturing business. Prepared food includes prepared fruit and vegetables, juices, beverages, snacks, poultry and meat products.

We evaluate performance based on several factors, of which net sales and gross profit by product are the primary financial measures (U.S. dollars in millions):

	Year ended
	December 28, 2018		December 29, 2017		December 30, 2016
	Net Sales	Gross Profit	Net Sales	Gross Profit	Net Sales	Gross Profit
Other fresh produce	$2,443.0	$180.2	$1,997.2	$179.2	$1,852.6	$236.7
Banana	1,703.1	84.1	1,775.1	113.4	1,811.5	159.5
Prepared food	347.8	15.5	313.6	39.0	347.4	65.2
Totals	$4,493.9	$279.8	$4,085.9	$331.6	$4,011.5	$461.4

	Year ended
Net sales by geographic region:	December 28, 2018	December 29, 2017	December 30, 2016
North America	$2,871.3	$2,382.4	$2,221.5
Europe	653.7	665.9	673.1
Middle East	445.6	518.8	569.8
Asia	465.7	460.2	477.2
Other	57.6	58.6	69.9
Total net sales	$4,493.9	$4,085.9	$4,011.5

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

22. Business Segment Data (continued)

Our North America region included the following Mann Packing results:

	Period from February 27, 2018 to December 28, 2018
Products:	Net Sales	Gross Profit
Other fresh produce	$441.8	$28.8
Prepared foods	46.8	7.2
Totals	$488.6	$36.0
Refer to Note 4, “Acquisitions”, for further discussion on the Mann Packing acquisition.

The following table indicates our net sales by product:

	Year ended
	December 28, 2018		December 29, 2017		December 30, 2016
Segments:
Other fresh produce:
Gold pineapples	487.9	11%	492.7	12%	495.1	12%
Fresh-cut produce:
Fresh-cut fruit	510.6	11%	496.9	12%	417.7	10%
Fresh-cut vegetables	433.2	10%	110.9	3%	99.2	2%
Non-tropical fruit	221.5	5%	235.7	6%	259.8	7%
Avocados	329.2	7%	314.9	8%	229.6	6%
Melons	107.8	3%	106.8	3%	111.6	3%
Tomatoes	62.5	1%	77.7	2%	81.2	2%
Vegetables	140.2	3%	25.9	1%	30.3	1%
Other fruit, products and services	150.1	3%	135.7	2%	128.1	3%
Total other fresh produce	$2,443.0	54%	$1,997.2	49%	$1,852.6	46%
Banana	1,703.1	38%	1,775.1	43%	1,811.5	45%
Prepared food	347.8	8%	313.6	8%	347.4	9%
Total	$4,493.9	100%	$4,085.9	100%	$4,011.5	100%

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

22. Business Segment Data (continued)

Property, plant and equipment, net:	December 28, 2018	December 29, 2017
North America	$241.4	$169.9
Europe	51.4	52.5
Middle East	129.6	139.9
Africa	44.8	44.2
Asia	128.4	159.3
Central America	644.1	642.1
South America	90.5	91.2
Maritime equipment (including containers)	52.9	18.3
Corporate	9.1	10.9
Total property, plant and equipment, net	$1,392.2	$1,328.3

Identifiable assets:	December 28, 2018	December 29, 2017
North America	$933.0	$441.5
Europe	297.1	325.0
Middle East	278.9	300.0
Africa	162.0	133.6
Asia	239.2	270.1
Central America	1,026.5	1,011.7
South America	165.0	185.1
Maritime equipment (including containers)	66.9	35.0
Corporate	86.6	64.9
Total identifiable assets	$3,255.2	$2,766.9

North America accounted for approximately 64% of our net sales for 2018 and 58% for 2017 and 2016.  Our earnings are heavily dependent on operations located worldwide; however, our net sales are not dependent on any particular country other than the United States, with no other country accounting for greater than 10% of our net sales for 2018, 2017 and 2016.  These operations are a significant factor in the economies of some of the countries in which we operate and are subject to the risks that are inherent in operating in such countries, including government regulations, currency and ownership restrictions and risk of expropriation. Management reviews assets on the basis of geographic region and not by reportable segment, which more closely aligns our capital investment with demand for our products.  Costa Rica is our most significant sourcing location, representing approximately 36% of our property, plant and equipment as of December 28, 2018.  No foreign country other than Costa Rica accounts for greater than 10% of our property, plant and equipment.

Walmart accounted for 10% of our net sales in 2018, 9% of net sales in 2017 and 11% in 2016. These sales are reported in the banana and other fresh produce segments. In 2018, our top 10 customers accounted for approximately 31% of net sales as compared with 32% during 2017 and 31% for 2016. Identifiable assets by geographic area represent those assets used in the operations of each geographic area. Corporate assets consist of goodwill, building, leasehold improvements and furniture and fixtures.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

23. Shareholders’ Equity

Our shareholders have authorized 50,000,000 preferred shares at $0.01 par value, of which none are issued or outstanding, and 200,000,000 ordinary shares of common stock at $0.01 par value, of which 48,442,296 are issued and outstanding at December 28, 2018.

The ordinary share activity for the years ended December 28, 2018 and December 29, 2017 is summarized as follows:

	Year ended
	December 28, 2018	December 29, 2017
Ordinary shares issued/(retired) as a result of:
Stock option exercises	38,500	59,000
Restricted stock awards	22,991	14,294
Restricted and performance stock units	351,856	251,303
Ordinary share repurchase and retirement	(730,532)	(2,822,022)

On February 21, 2018, our Board of Directors approved a three-year stock repurchase program of up to $300 million of our ordinary shares. We have repurchased $29.4 million of ordinary shares, or 730,532 ordinary shares, under the aforementioned repurchase program and retired all the repurchased shares. As of December 28, 2018, we have a maximum dollar value of $280.4 million that we can purchase under the approved stock repurchase program.

The following represents a summary of repurchase activity during years ended December 28, 2018 and December 29, 2017 (U.S. dollars in millions, except share and per share data):

	Year ended
	December 28, 2018			December 29, 2017
	Shares	USD	Average price per share	Shares	USD	Average price per share
Year ended:	730,532	$29.4	$40.26	2,822,022	$142.0	$50.31

Subsequent to the year ended December 28, 2018, there were no ordinary share repurchases.

The following is a summary of the dividends declared per share for the years ended December 28, 2018 and December 29, 2017:

Year ended
December 28, 2018		December 29, 2017
Dividend Declared Date	Cash Dividend Declared, per Ordinary Share	Dividend Declared Date	Cash Dividend Declared, per Ordinary Share
December 7, 2018	$0.15	December 8, 2017	$0.15
September 7, 2018	$0.15	September 8, 2017	$0.15
June 1, 2018	$0.15	June 2, 2017	$0.15
March 30, 2018	$0.15	March 31, 2017	$0.15

We paid $29.0 million in dividends during the year ended December 28, 2018 and $30.1 million during the year ended December 29, 2017.

Schedule II - Valuation and Qualifying Accounts
Fresh Del Monte Produce Inc. and Subsidiaries
(U.S. dollars in millions)
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended December 28, 2018

Deducted from asset accounts: Valuation accounts:
Trade accounts receivable	$12.9	$2.1	$—	$(0.4)	$14.6
Advances to growers and other receivables	8.8	0.5	—	(2.1)	7.2
Deferred tax asset valuation allowance	257.1	38.6	0.8	(4.7)	291.8

Current and noncurrent accrued liabilities:
Provision for Kunia Well Site	13.9	(0.1)	(0.3)		13.5
Total	$292.7	$41.1	$0.5	$(7.2)	$327.1

Year ended December 29, 2017

Deducted from asset accounts:
Valuation accounts:
Trade accounts receivable	$11.3	$2.9	$—	$(1.3)	$12.9
Advances to growers and other receivables	7.8	1.4	—	(0.4)	8.8
Deferred tax asset valuation allowance	232.1	35.4	(1.8)	(8.6)	257.1

Current and noncurrent accrued liabilities:
Provision for Kunia Well Site	13.7	—	(0.2)	0.4	13.9
Total	$264.9	$39.7	$(2.0)	$(9.9)	$292.7

Year ended December 30, 2016:

Deducted from asset accounts:
Valuation accounts:
Trade accounts receivable	$9.3	$4.0	$—	$(2.0)	$11.3
Advances to growers and other receivables	7.9	1.4	—	(1.5)	7.8
Deferred tax asset valuation allowance	225.8	27.5	0.2	(21.4)	232.1

Current and noncurrent accrued liabilities:
Provision for Kunia Well Site	13.7	—	(0.4)	0.4	13.7
Total	$256.7	$32.9	$(0.2)	$(24.5)	$264.9

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 28, 2018. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the year ended December 28, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

See Management’s Annual Report on Internal Control Over Financial Reporting included in Item 8.  Financial Statements and Supplementary Data.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by Item 10 of Part III of this Annual Report on Form 10-K will be included in our definitive Proxy Statement relating to our 2019 Annual General Meeting of Shareholders with respect to directors, executive officers, audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance, is incorporated herein by reference in response to this item.

Code of Ethics

We have adopted a Code of Conduct and Business Ethics Policy (“Code of Conduct”) that applies to our principal executive officer, principal financial officer and principal accounting officer as well as all our directors, other officers and employees. Our Code of Conduct can be found on our Website at www.freshdelmonte.com. We have not waived the requirements of the Code of Conduct for any directors or executive officers and there were no amendments in 2018.  We intend to disclose any amendment or waiver of the Code of Conduct promptly on our Website.

Item 11.	Executive Compensation

Information required by Item 11 of Part III of this Annual Report on Form 10-K will be included in our definitive Proxy Statement relating to our 2019 Annual General Meeting of Shareholders with respect to executive compensation, is incorporated herein by reference in response to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 of Part III of this Annual Report on Form 10-K will be included in our definitive Proxy Statement relating to our 2019 Annual General Meeting of Shareholders with respect to security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans, is incorporated herein by reference in response to this item.

Item 13.	Certain Relationships and Related Transactions

Information required by Item 13 of Part III of this Annual Report on Form 10-K will be included in our definitive Proxy Statement relating to our 2019 Annual General Meeting of Shareholders with respect to certain relationships and related transactions and director independence, is incorporated herein by reference in response to this item.

Item 14.	Principal Accountant Fees and Services

Information required by Item 14 of Part III of this Annual Report on Form 10-K will be included in our definitive Proxy Statement relating to our 2019 Annual General Meeting of Shareholders with respect to principal accountant fees and services, is incorporated by reference in response to this item.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Consolidated Statements and Other Financial Information

The following financial statements and supplemental schedule of Fresh Del Monte Produce Inc. and its subsidiaries are included in Item 8.  Financial Statements and Supplementary Data of this Report:

Consolidated Financial Statements

Report of Independent Registered Certified Public Accounting Firm on Consolidated Financial Statements

Consolidated Balance Sheets at December 28, 2018 and December 29, 2017

Consolidated Statements of Operations for the years ended December 28, 2018, December 29, 2017 and December 30, 2016

Consolidated Statements of Comprehensive (Loss) Income for the years ended December 28, 2018, December 29, 2017 and December 30, 2016

Consolidated Statements of Cash Flows for the years ended December 28, 2018, December 29, 2017 and December 30, 2016

Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest for the years ended December 28, 2018, December 29, 2017 and December 30, 2016

Notes to Consolidated Financial Statements

Supplemental Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts

Exhibits

The exhibits listed below are incorporated in this Report by reference, except for those indicated by “*” which are filed herewith (see accompanying Exhibit Index)

Exhibit No.	Description
2.1****
Stock Purchase Agreement, dated as of February 5, 2018, by and among Del Monte Fresh Produce N.A., Inc., Mann Packing Company and the stockholders of Mann Packing Company party thereto. (incorporated by reference to Exhibit 2.1 of our Annual Report on Form 10-K of our fiscal year ended December 29, 2017).

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

10.10**	Fresh Del Monte Produce Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our First Quarter 2008 Report on Form 10-Q).

10.11**	2011 Performance Incentive Plan for the Chief Executive Officer (incorporated by reference to Exhibit 10.1 to our First Quarter 2011 Report on Form 10-Q)

10.12**	Executive Retention and Severance Agreement (Chairman & CEO) (incorporated by reference to Exhibit 10.4 to our First Quarter 2008 Report on Form 10-Q).

10.13**	Fresh Del Monte Produce Inc. 2010 Non-Employee Directors Equity Plan, effective as of May 5, 2010 (incorporated by reference to Exhibit 10.1 to our Second Quarter 2010 Report on Form 10-Q).

10.14**	Fresh Del Monte Produce Inc. Long-Term Incentive Plan, effective January 1, 2008 (as Amended May 5, 2010) (incorporated by reference to Exhibit 10.3 to our Second Quarter 2010 Report on Form 10-Q).

Exhibit No.	Description
10.15**
2011 Omnibus Share Incentive Plan (incorporated by reference to Exhibit A in the Company's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 24, 2011)

10.16**
2014 Omnibus Share Incentive Plan (incorporated by reference to Exhibit A in the Company's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 31, 2014)

10.17
Standard Fruit and Vegetable Co., Inc. Stock Purchase Agreement, dated as of January 27, 2003, between Del Monte Fresh Produce N.A., Inc. and Standard Fruit and Vegetable Co., Inc. et al. (incorporated by reference to Exhibit 4.13 to our 2002 Annual Report on Form 20-F).

10.18
Amended and Restated Credit Agreement, dated as of April 16, 2015, (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on April 21, 2015) by and among Fresh Del Monte Produce Inc., and certain subsidiaries named therein and the lenders and agents named therein.

10.19**
Amendment to the Fresh Del Monte Produce Inc. 2014 Omnibus Share Incentive Plan effective November 1, 2017 (incorporated by reference to Exhibit 10.24 of our Annual Report on Form 10-K of our fiscal year ended December 29, 2017).

10.20**
Amendment No. 1 to Amended and Restated Credit Agreement, and Joinder Agreement, dated as of February 27, 2018 by and among Fresh Del Monte Inc., and certain subsidiaries named therein and the lenders and agents named therein (incorporated by reference to Exhibit 10.2 to our First Quarter 2018 Report on Form 10-Q)

10.21**
Settlement Agreement, dated as of May 4, 2017, by and among Fresh Del Monte Produce Inc., Del Monte Pacific Limited and Del Monte Foods, Inc. (incorporated by reference to Exhibit 10.1 to our Second Quarter 2018 Report on Form 10-Q).

10.22**
Amendment No. 2 to Amended and Restated Credit Agreement, by and among Fresh Del Monte Inc., certain subsidiaries party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to our Thrird Quarter 2018 Report on Form 10-Q).

10.23**
Amendment No. 3 to Amended and Restated Credit Agreement, dated as of September 27, 2018, by and among Fresh Del Monte Inc., certain subsidiaries party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to our Third Quarter 2018 Report on Form 8-K filed on September 28, 2018).

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

***
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 28, 2018 and December 29, 2017 , (ii) Consolidated Statements of Operations for the years ended December 28, 2018, December 29, 2017 and December 30, 2016, (iii) Consolidated Statements of Comprehensive (Loss) Income for the years ended December 28, 2018, December 29, 2017, and December 30, 2016, (iv) Consolidated Statements of Cash Flows for the years ended December 28, 2018, December 29, 2017, and December 30, 2016 and (v) Notes to Consolidated Financial Statements.

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

FRESH DEL MONTE PRODUCE INC.

Date:	February 19, 2019	By:	/s/ Youssef Zakharia
Youssef Zakharia
President & Chief Operating Officer

Date:	February 19, 2019	By:	/s/ Richard Contreras
Richard Contreras
Senior Vice President & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 19th day of February, 2019:

/s/ Mohammad Abu-Ghazaleh
By	Mohammad Abu-Ghazaleh
Chairman & Chief Executive Officer (Principal Executive Officer)

/s/ Richard Contreras
By	Richard Contreras
Senior Vice President & Chief Financial Officer (Principal Financial & Accounting Officer)

/s/ Amir Abu-Ghazaleh
By	Amir Abu-Ghazaleh
Director

/s/ Michael J. Berthelot
By	Michael J. Berthelot
Director

/s/ Edward L. Boykin
By	Edward L. Boykin
Director

/s/ Robert S. Bucklin
By	Robert S. Bucklin
Director

/s/ Madeleine Champion
By	Madeleine Champion
Director

/s/ John H. Dalton
By	John H. Dalton
Director

By	/s/ Ahmad Abu-Ghazaleh
Ahmad Abu-Ghazaleh
Director