Form 10-Q
period 2019-03-29
FRESH DEL MONTE PRODUCE INC
filed 2019-04-30
CIK 1047340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
———————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2019
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

 ———————————

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of April 19, 2019, there were 48,661,275 ordinary shares of Fresh Del Monte Produce Inc. issued and outstanding.

Forward-Looking Statements

This report, information included in future filings by us and information contained in written material, press releases and oral statements, issued by or on behalf of us contains, or may contain, statements that constitute forward-looking statements. In this report, these statements appear in a number of places and include statements regarding the intent, beliefs or current expectations of us or our officers (including statements preceded by, followed by or that include the words “believes”, “expects”, “anticipates” or similar expressions) with respect to various matters, including our plans and future performance.  These forward-looking statements involve risks and uncertainties.  Fresh Del Monte’s actual plans and performance may differ materially from those in the forward-looking statements as a result of various factors, including (i) the uncertain global economic environment and the timing and strength of a recovery in the markets we serve, and the extent to which adverse economic conditions continue to affect our sales volume and results, including our ability to command premium prices for certain of our principal products, or increase competitive pressures within the industry, (ii) the impact of governmental initiatives in the United States and abroad to spur economic activity, including the effects of significant government monetary or other market interventions on inflation, price controls and foreign exchange rates, (iii) the impact of governmental trade restrictions, including adverse governmental regulation that may impact our ability to access certain markets such as uncertainty surrounding the recent vote in the United Kingdom to leave the European Union (often referred as Brexit), including spillover effects to other Eurozone countries, (iv) our anticipated cash needs in light of our liquidity, (v) the continued ability of our distributors and suppliers to have access to sufficient liquidity to fund their operations, (vi) trends and other factors affecting our financial condition or results of operations from period to period, including changes in product mix or consumer demand for branded products such as ours, particularly as consumers remain price-conscious in the current economic environment; anticipated price and expense levels; the impact of crop disease, severe weather conditions, such as flooding, or natural disasters, such as earthquakes, on crop quality and yields and on our ability to grow, procure or export our products; the impact of prices for petroleum-based products and packaging materials; and the availability of sufficient labor during peak growing and harvesting seasons, (vii) the impact of pricing and other actions by our competitors, particularly during periods of low consumer confidence and spending levels, (viii) the impact of foreign currency fluctuations, (ix) our plans for expansion of our business (including through acquisitions) and cost savings, (x) our ability to successfully integrate acquisitions into our operations, (xi) the impact of impairment or other charges associated with exit activities, crop or facility damage or otherwise, (xii) the timing and cost of resolution of pending and future legal and environmental proceedings or investigations, (xiii) the impact of changes in tax accounting or tax laws (or interpretations thereof), and the impact of settlements of adjustments proposed by the Internal Revenue Service or other taxing authorities in connection with our tax audits, and (xiv) the cost and other implications of changes in regulations applicable to our business, including potential legislative or regulatory initiatives in the United States or elsewhere directed at mitigating the effects of climate change. All forward-looking statements in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our plans and performance may also be affected by the factors described in Item 1A-“Risk Factors” in our Annual Report on Form 10-K for the year ended December 28, 2018 along with other reports that we have on file with the Securities and Exchange Commission.

PART I: FINANCIAL INFORMATION

Item 1.        Financial Statements

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)
(U.S. dollars in millions, except share and per share data)

	March 29, 2019	December 28, 2018
Assets
Current assets:
Cash and cash equivalents	$21.9	$21.3
Trade accounts receivable, net of allowance of $14.5 and $14.6, respectively	429.3	378.3
Other accounts receivable, net of allowance of $7.0 and $7.2, respectively	90.0	95.2
Inventories, net	575.8	565.3
Assets held for sale	44.4	45.4
Prepaid expenses and other current assets	27.9	33.3
Total current assets	1,189.3	1,138.8

Investments in and advances to unconsolidated companies	3.3	6.1
Property, plant and equipment, net	1,403.7	1,392.2
Operating lease right-of-use assets	192.2	—
Goodwill	423.7	423.4
Intangible assets, net	164.9	166.9
Deferred income taxes	92.8	68.1
Other noncurrent assets	41.5	59.7
Total assets	$3,511.4	$3,255.2
Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued expenses	$556.2	$576.6
Current maturities of long-term debt and finance leases	0.4	0.5
Current maturities of operating leases	56.0	—
Income taxes and other taxes payable	8.1	8.9
Total current liabilities	620.7	586.0

Long-term debt and finance leases, less current maturities	700.2	661.9
Retirement benefits	92.5	91.3
Deferred income taxes	126.9	93.0
Operating leases, less current maturities	109.5	—
Other noncurrent liabilities	58.9	53.4
Total liabilities	1,708.7	1,485.6
Commitments and contingencies (See note 11)
Redeemable noncontrolling interest	52.8	51.8
Shareholders' equity:
Preferred shares, $0.01 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.01 par value; 200,000,000 shares authorized; 48,651,755 and 48,442,296 issued and outstanding, respectively	0.5	0.5
Paid-in capital	531.5	527.1
Retained earnings	1,239.1	1,206.0
Accumulated other comprehensive loss	(46.6)	(41.6)
Total Fresh Del Monte Produce Inc. shareholders' equity	1,724.5	1,692.0
Noncontrolling interests	25.4	25.8
Total shareholders' equity	1,749.9	1,717.8
Total liabilities, redeemable noncontrolling interest and shareholders' equity	$3,511.4	$3,255.2
See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(U.S. dollars in millions, except share and per share data)

	Quarter ended
	March 29, 2019	March 30, 2018
Net sales	$1,154.2	$1,106.1
Cost of products sold	1,060.9	999.6
Gross profit	93.3	106.5
Selling, general and administrative expenses	52.5	48.6
Gain on disposal of property, plant and equipment, net	3.5	0.2
Asset impairment and other charges, net	3.0	1.6
Operating income	41.3	56.5
Interest expense	6.9	3.7
Interest income	0.1	0.1
Other income (expense), net	11.3	(3.4)
Income before income taxes	45.8	49.5
Provision for income taxes	8.6	6.3
Net income	$37.2	$43.2
Less: Net income attributable to redeemable and noncontrolling interests	1.1	1.7
Net income attributable to Fresh Del Monte Produce Inc.	$36.1	$41.5
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Basic	$0.74	$0.85
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Diluted	$0.74	$0.85
Dividends declared per ordinary share	$—	$0.150
Weighted average number of ordinary shares:
Basic	48,547,698	48,781,596
Diluted	48,752,162	49,032,952

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(U.S. dollars in millions)

	Quarter ended
	March 29, 2019	March 30, 2018
Net income	$37.2	$43.2
Other comprehensive income:
Net unrealized (loss) on derivatives, net of tax	(4.1)	(1.8)
Net unrealized foreign currency translation (loss) gain	(0.8)	4.3
Net change in retirement benefit adjustment, net of tax	(0.1)	0.1
Comprehensive income	$32.2	$45.8
Less: Comprehensive income attributable to redeemable and noncontrolling interests	1.1	1.7
Comprehensive income attributable to Fresh Del Monte Produce Inc.	$31.1	$44.1

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(U.S. dollars in millions)

	Quarter ended
	March 29, 2019	March 30, 2018
Operating activities:
Net income	$37.2	$43.2
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	24.4	21.0
Amortization of debt issuance costs	0.3	0.1
Share-based compensation expense	4.2	4.6
Asset impairment, net	2.8	—
Change in uncertain tax positions	—	0.1
Gain on disposal of property, plant and equipment	(3.5)	(0.2)
Deferred income taxes	7.0	0.8
Foreign currency translation adjustment	(0.3)	2.4
Changes in operating assets and liabilities
Receivables	(45.0)	(65.0)
Inventories	(9.4)	(3.6)
Prepaid expenses and other current assets	4.3	(2.2)
Accounts payable and accrued expenses	(23.4)	10.2
Other noncurrent assets and liabilities	(5.8)	(9.9)
Net cash (used in) provided by operating activities	(7.2)	1.5
Investing activities:
Capital expenditures	(34.2)	(42.7)
Proceeds from sales of property, plant and equipment	4.6	0.5
Purchase of business, net of cash acquired	—	(371.7)
Net cash used in investing activities	(29.6)	(413.9)
Financing activities:
Proceeds from long-term debt	326.4	578.0
Payments on long-term debt	(290.8)	(138.7)
Distributions to noncontrolling interests, net	(1.0)	(1.2)
Proceeds from stock options exercised	0.2	0.7
Share-based awards settled in cash for taxes	0.4	(0.2)
Dividends paid	—	(7.3)
Repurchase and retirement of ordinary shares	—	(8.2)
Net cash provided by financing activities	35.2	423.1
Effect of exchange rate changes on cash	2.2	1.6
Net increase in cash and cash equivalents	0.6	12.3
Cash and cash equivalents, beginning	21.3	25.1
Cash and cash equivalents, ending	$21.9	$37.4
Supplemental cash flow information:
Cash paid for interest	$4.5	$3.4
Cash paid for income taxes	$1.7	$5.1
Non-cash financing and investing activities:
Right of use assets obtained in exchange for new operating lease obligations	$17.4	$—
Retirement of ordinary shares	$—	$8.2
Purchase of a business	$—	$1.2
See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(U.S. dollars in millions, except share data)

	Ordinary Shares Outstanding	Ordinary Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Fresh Del Monte Produce Inc. Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interest
Balance as of December 28, 2018	48,442,296	$0.5	$527.1	$1,206.0	$(41.6)	$1,692.0	$25.8	$1,717.8	$51.8
Exercises of stock options	13,250	—	0.2	—	—	0.2	—	0.2	—
Issuance of restricted stock awards	30,891	—	—	—	—	—	—	—	—
Issuance of restricted stock units	165,318	—	—	—	—	—	—	—	—
Share-based payment expense	—	—	4.2	—	—	4.2	—	4.2	—
Cumulative effect adjustment of ASC 842 related to leases	—	—	—	(3.0)	—	(3.0)	—	(3.0)	—
Capital contribution from, distribution to noncontrolling interests	—	—	—	—	—	—	(0.3)	(0.3)	(0.2)
Dividend declared	—	—	—	—	—	—	—	—	—
Comprehensive income:
Net (loss) income	—	—	—	36.1	—	36.1	(0.1)	36.0	1.2
Unrealized loss on derivatives	—	—	—	—	(4.1)	(4.1)	—	(4.1)	—
Net unrealized foreign currency translation loss	—	—	—	—	(0.8)	(0.8)	—	(0.8)	—
Change in retirement benefit adjustment, net of tax	—	—	—	—	(0.1)	(0.1)	—	(0.1)	—
Comprehensive income (loss)						31.1	(0.1)	31.0	1.2
Balance as of March 29, 2019	48,651,755	$0.5	$531.5	$1,239.1	$(46.6)	$1,724.5	$25.4	$1,749.9	$52.8

	Ordinary Shares Outstanding	Ordinary Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Fresh Del Monte Produce Inc. Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interest
Balance as of December 29, 2017	48,759,481	$0.5	$522.5	$1,275.0	$(30.6)	$1,767.4	$23.8	$1,791.2	$—
Exercises of stock options	17,500	—	0.7	—	—	0.7	—	0.7	—
Issuance of restricted stock awards	21,304	—	—	—	—	—	—	—	—
Issuance of restricted stock units	159,632	—	—	—	—	—	—	—	—
Share-based payment expense	—	—	4.7	—	—	4.7	—	4.7	—
Cumulative effect adjustment of ASC 606 related to revenue recognition transition	—	—	—	(0.1)	—	(0.1)	—	(0.1)	—
Capital contribution from, distribution to noncontrolling interests	—	—	0.5	—	—	0.5	(0.5)	—	—
Fair value of redeemable noncontrolling interest resulting from business combination	—	—	—	—	—	—	—	—	39.1
Repurchase and retirement of ordinary shares	(182,013)	—	(2.7)	(5.7)	—	(8.4)	—	(8.4)	—
Dividend declared	—	—	—	(7.3)	—	(7.3)	—	(7.3)	—
Comprehensive income:
Net (loss) income	—	—	—	41.5	—	41.5	1.3	42.8	0.4
Unrealized loss on derivatives	—	—	—	—	(1.8)	(1.8)	—	(1.8)	—
Net unrealized foreign currency translation loss	—	—	—	—	4.3	4.3	—	4.3	—
Change in retirement benefit adjustment, net of tax	—	—	—	—	0.1	0.1	—	0.1	—
Comprehensive income (loss)						44.1	1.3	45.4	0.4
Balance as of March 30, 2018	48,775,904	$0.5	$525.7	$1,303.4	$(28.0)	$1,801.6	$24.6	$1,826.2	$39.5
See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  General

Reference in this Report to "Fresh Del Monte", “we”, “our” and “us” and the “Company” refer to Fresh Del Monte Produce Inc. and its subsidiaries, unless the context indicates otherwise.

We were incorporated under the laws of the Cayman Islands in 1996 and are engaged primarily in the worldwide production, transportation and marketing of fresh produce and prepared food products. We source our products, which include bananas, pineapples, melons and nontropical fruit (including grapes, apples, citrus, blueberries, strawberries, pears, peaches, plums, nectarines, cherries and kiwis), avocados, and vegetables, primarily from Central America, South America, North America, Africa and the Philippines. We also source products from Europe and the Middle East and distribute our products in North America, Europe, Middle East, Asia, South America and Africa. Products are sourced from our company-owned farms, through joint venture arrangements and through supply contracts with independent growers. We have the exclusive right to use the DEL MONTE® brand for fresh fruit, fresh vegetables and other fresh and fresh-cut produce and certain other specified products on a royalty-free basis under a worldwide, perpetual license from Del Monte Corporation, an unaffiliated company that owns the DEL MONTE® trademark. We are also a producer, marketer and distributor of prepared fruit and vegetables, juices and snacks and we hold a perpetual, royalty-free license to use the DEL MONTE® brand for prepared foods throughout Europe, Africa, the Middle East and certain Central Asian countries. Del Monte Corporation and several other unaffiliated companies manufacture, distribute and sell under the DEL MONTE® brand canned or processed fruit, vegetables and other produce, as well as dried fruit, snacks and other products in certain geographic regions. We can also produce, market and distribute certain prepared food products in North America utilizing the DEL MONTE® brand. We have entered into an agreement with Del Monte Foods, Inc. to jointly; (a) produce, market and sell prepared, chilled and refrigerated (i) juices, (ii) cut-fruit and (iii) avocado/guacamole products produced using high pressure technology; and (b) develop DEL MONTE® branded restaurants, cafes and other retail outlets.

The accompanying unaudited Consolidated Financial Statements for the quarter ended March 29, 2019 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for fair presentation have been included. Operating results for the quarter ended March 29, 2019 are subject to significant seasonal variations and are not necessarily indicative of the results that may be expected for the year ending December 27, 2019. Certain reclassification of prior period balances have been made to conform to current presentation. For further information, refer to the Consolidated Financial Statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 28, 2018.

We are required to evaluate events occurring after March 29, 2019 for recognition and disclosure in the unaudited Consolidated Financial Statements for the quarter ended March 29, 2019. Events are evaluated based on whether they represent information existing as of March 29, 2019, which require recognition in the unaudited Consolidated Financial Statements, or new events occurring after March 29, 2019, which do not require recognition but require disclosure if the event is significant to the unaudited Consolidated Financial Statements. We evaluated events occurring subsequent to March 29, 2019 through the date of issuance of these unaudited Consolidated Financial Statements.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

2. Recently Issued Accounting Pronouncements

New Accounting Pronouncements Adopted

In October 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU" ) 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. This ASU expands the list of U.S. benchmark interest rates permitted in the application of hedge accounting. The provisions of ASU 2018-16 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. This ASU is effective for us beginning the first day of our 2019 fiscal year. We will not substitute the benchmark rates in use for the SOFR or OIS rates, thus, the adoption of these standards does not have a material impact to our financial condition, results of operations and cash flows.

In July 2018, the FASB issued ASU 2018-09, Codification Improvements. The FASB issued this ASU to facilitate amendments to a variety of topics to clarify, correct errors in, or make minor improvements to the accounting standards codification. The effective date of the standard is dependent on the facts and circumstances of each amendment. Some amendments do not require transition guidance and will be effective upon the issuance of this standard. A majority of the amendments in ASU 2018-09 will be effective in annual periods beginning after December 29, 2018. We adopted this standard the first day of our 2019 fiscal year. We evaluated the impact of the amendment to the advertising expense recognition for collaborative agreements and concluded the amendment follows our current accounting practice. Furthermore, we assessed the potential impact of the amendment to Subtopic 805-740 for tax allocations relating to the Mann Packing acquisition; given separate financial statements are not being issued for Mann Packing the amendment will not apply. The adoption of this ASU did not have a material impact to our financial condition, results of operations and cash flows.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting. The FASB is
issuing this update to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. This ASU is effective for us beginning the first day of our 2019 fiscal year. The adoption of this ASU did not have a material impact on our financial condition, results of operations and cash flows.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income, which amends Accounting Standards Codification ("ASC") 220, Income Statement — Reporting Comprehensive Income, to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act, (the "Act"). In addition, under the ASU, an entity is required to provide certain disclosures regarding stranded tax effects. This ASU is effective for us the first day of our 2019 fiscal year. We made the election not to reclassify stranded tax effects to retained earnings. The tax effects unrelated to the Act are released from accumulated other comprehensive income using either the specific identification approach or the portfolio approach based on the nature of the underlying item.

In February 2016, the FASB issued ASU 2016-02, Leases, and has subsequently issued several supplemental and/or clarifying ASU's (collectively, "Topic 842"), which requires a dual approach for lease accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases may result in the lessee recognizing a right of use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize lease expense on a straight-line basis.

We adopted Topic 842 on the first day of our 2019 fiscal year, utilizing the modified retrospective adoption method with an effective date of December 29, 2018 (the first day of our 2019 fiscal year). Therefore, the Consolidated Financial Statements for 2019 are presented under the new standard, while the comparative periods presented are not adjusted and continue to be reported in accordance with the Company's historical accounting policy. Due to the adoption of Topic 842 we booked a retained earnings adjustment of $3.0 million due to deferred taxes.

The standard provides a number of optional practical expedients and policy elections in transition. We have elected to apply the package of practical expedients under which we will not reassess under the standard our prior conclusions about lease classification and initial direct costs, and the expedient to not assess existing or expired land easements. We have elected the short-term lease recognition exemption for all leases that qualify, meaning we will recognize expense on a straight-line basis and will not include the recognition of a right-of-use asset or lease liability. We have elected the policy to combine lease and non-lease components for all asset classes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

2. Recently Issued Accounting Pronouncements (continued)

See Note 9, "Leases" for more information.

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

In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20). This ASU amends Accounting Standards Codification (ASC) 715 to add additional disclosures, remove certain disclosures that are not considered cost beneficial and to clarify certain required disclosures. Early adoption is permitted. This ASU will be effective for us beginning the first day of our 2021 fiscal year. We are evaluating the impact of the adoption of this ASU on our financial condition, results of operations and cash flows, and, as such, we are not able to estimate the effect the adoption of the new standard will have on our financial statements.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

2. Recently Issued Accounting Pronouncements (continued)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Measurement of Credit Losses on Financial Instruments,
and subsequent amendment to the guidance, ASU 2018-19 in November 2018. The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. The amendment will affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2018-19 clarifies that receivables arising from operating leases are accounted for using lease guidance and not as financial instruments. The amendments should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. This ASU will be effective for us beginning the first day of our 2020 fiscal year. Early adoption is permitted beginning the first day of our 2019 fiscal year. We have commenced an initial analysis and have a team in place to analyze the impact of the adoption of this ASU on our financial condition, results of operations and cash flows, and we are not able to estimate the effect the adoption of the new standard will have on our financial statements.

3.  Asset Impairment and Other Charges, Net

The following represents a summary of asset impairment and other charges, net recorded during the quarters ended March 29, 2019 and March 30, 2018 (U.S. dollars in millions):

	Quarter ended			Quarter ended
	March 29, 2019			March 30, 2018
	Long-lived and other asset impairment	Exit activity and other charges	Total	Long-lived and other asset impairment	Exit activity and other charges/(credits)		Total
Banana segment:
Philippine exit activities of certain low-yield areas	$—	$0.2	$0.2	$—	$—		$—
Fresh and value-added products:
Acquisition costs related to Mann Packing (1)	—	—	—	—	2.5	(1)	2.5
Sanger insurance recoveries due to inclement weather conditions	—	—	—	—	(0.9)		(0.9)
Impairment of equity investment (2)	2.8	—	2.8	—	—		—
Total asset impairment and other charges, net	$2.8	$0.2	$3.0	$—	$1.6		$1.6
(1) Acquisition costs relate to the Mann Packing Co. Inc. and subsidiaries ("Mann Packing") Acquisition. Refer to Note 4 , "Acquisition."
(2) Equity investment relates to our 10% equity ownership interest in Three Limes, Inc., d/b/a The Purple Carrot. Refer to Note 16, "Fair Value Measurements."

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

3.  Asset Impairment and Other Charges, Net (continued)

Exit Activity and Other Reserves

Exit activity and other reserve balances are recorded in the Consolidated Balance Sheets in accounts payable and accrued expenses for the current portion and in other noncurrent liabilities for the noncurrent portion. The following is a rollforward of 2019 exit activity and other reserves (U.S. dollars in millions):

	Exit activity and other reserve balance at December 28, 2018	Impact to earnings	Cash paid	Foreign exchange impact	Exit activity and other reserve balance at March 29, 2019
Contract termination and other exit activity charges	0.5	0.2	(0.2)	—	0.5
	$0.5	$0.2	$(0.2)	$—	$0.5

During the quarter ended March 29, 2019, we paid approximately $0.2 million in contract terminations related to Philippines restructuring and we expect to make the remaining payment during 2019. We do not expect additional charges related to the exit activities mentioned above that would significantly impact our results of operations or financial condition.

4.  Acquisition

On February 26, 2018, we completed the acquisition of 100% of the voting interests of Mann Packing. The results of Mann Packing's operations have been included in our consolidated financial statements since that date.

We purchased all of Mann Packing's outstanding capital stock for an aggregate consideration of $357.2 million funded by a $229.7 million three-day promissory note and $127.5 million in cash. The three-day promissory note was settled with cash on hand and borrowings under our Credit Facility.

We acquired net assets of $357.2 million, including a put option exercisable by the 25% noncontrolling interest shareholder of one of the acquired subsidiaries. The fair value of the redeemable noncontrolling interest at the acquisition date was $47.4 million. The fair value of the definite-lived intangible assets including customer lists, trade names and trademarks at the acquisition date were $139.8 million. The $162.0 million allocated to goodwill on our Consolidated Balance Sheets represents the excess of the purchase price over the values of assets acquired and liabilities assumed. The goodwill is expected to be mostly deductible for tax purposes.

We disclosed the acquisition of Mann Packing in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2018.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

4.  Acquisition (continued)

Our consolidated results include the following financial information of Mann Packing for the partial period from February 27, 2018 to March 30, 2018:

Period from February 27, 2018 to March 30, 2018
Net sales	$51.3
Net income attributable to Fresh Del Monte Produce, Inc.	$0.9

The following unaudited pro forma combined financial information presents our results including Mann Packing as if the business combination had occurred at the beginning of fiscal year 2018:

	Quarter ended
	March 29, 2019	March 30, 2018
Net sales	$1,154.2	$1,185.3
Net income attributable to Fresh Del Monte Produce, Inc.	$36.1	$43.5	(1)

(1)Unaudited pro forma results for the quarter ended March 30, 2018 were positively adjusted by $9.4 million, consisting of $11.3 million of nonrecurring transaction related compensation benefits, advisory, legal, accounting, valuation and other professional fees, partially offset by $1.9 million of interest expense as a result of increased borrowings under our Credit Facility.

5. Income Taxes

In connection with a current examination of the tax returns in two foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing aggregating approximately $142.9 million (including interest and penalties) for tax years 2012 through 2016.  We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities as we believe that the proposed adjustments are without technical merit. We will continue to vigorously contest the adjustments and expect to exhaust all administrative and judicial remedies necessary to resolve the matters, which could be a lengthy process.   We regularly assess the likelihood of adverse outcomes resulting from examinations such as these to determine the adequacy of our tax reserves. Accordingly, we have not accrued any additional amounts based upon the proposed adjustments. There can be no assurance that these matters will be resolved in our favor, and an adverse outcome of either matter, or any future tax examinations involving similar assertions, could have a material effect on our financial condition, results of operations and cash flows.

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

The following table details the advances to growers and suppliers including the related allowance based on their credit risk profile (U.S. dollars in millions):

	March 29, 2019		December 28, 2018
	Short-term	Long-term	Short-term	Long-term
Gross advances to growers and suppliers	$43.6	$4.7	$51.9	$3.7
Allowance for advances to growers and suppliers (past due)	(1.9)	(0.9)	(2.1)	(0.7)
Net advances to growers and suppliers	$41.7	$3.8	$49.8	$3.0

The short-term and long-term portions of the financing receivables included above are classified in the Consolidated Balance Sheets in other accounts receivable and other noncurrent assets.

The allowance for advances to growers and suppliers and the related financing receivables for the quarters ended March 29, 2019 and March 30, 2018 were as follows (U.S. dollars in millions):

	Quarter ended
	March 29, 2019	March 30, 2018
Allowance for advances to growers and suppliers:
Balance, beginning of period	$2.8	$2.9
Provision for uncollectible amounts	—	0.3
Deductions to allowance related to write-offs	—	(0.9)
Balance, end of period	$2.8	$2.3

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

7.  Share-Based Compensation

Our shareholders approved and ratified the 2014 Omnibus Share Incentive Plan (the “2014 Plan”), which allows us to grant equity-based compensation awards, including stock options, restricted stock awards and restricted stock units including performance stock units. We disclosed the significant terms of the 2014 Plan and prior plans in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2018.

Stock-based compensation expense related to stock options, restricted stock awards ("RSAs"), restricted stock units ("RSUs") and performance stock units ("PSUs") is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and is comprised as follows (U.S. dollars in millions):

	Quarter ended
	March 29, 2019	March 30, 2018
Stock options	$—	$0.1
RSUs/PSUs	3.3	3.6
RSAs	0.9	1.0
Total	$4.2	$4.7

We received proceeds from the exercise of stock-based options of $0.2 million for the quarter ended March 29, 2019 and $0.7 million for the quarter ended March 30, 2018.

Restricted Stock Awards

A share of restricted stock is one of our ordinary shares that has restrictions on transferability until certain vesting conditions are met.

For RSAs awarded under the 2014 Plan, 50% of each award of our restricted stock vested on the date it was granted. The remaining 50% of each award vests upon the six-month anniversary of the date on which the recipient ceases to serve as a member of our Board of Directors. Restricted stock awarded during the quarters ended March 29, 2019 and March 30, 2018 allow directors to retain all of their awards once they cease to serve as a member of our Board of Directors and is considered a nonsubstantive service condition in accordance with the guidance provided by ASC 718 on “Compensation – Stock Compensation.”  Accordingly, we recognize compensation cost immediately for restricted stock awards granted to non-management members of the Board of Directors.

The following table lists RSAs awarded under the 2014 plan for the quarters ended March 29, 2019 and March 30, 2018:

Date of award	Shares of restricted stock awarded	Price per share
January 2, 2019	30,891	$28.32
January 2, 2018	21,304	46.93

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

7.  Share-Based Compensation (continued)

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

The following table lists the various RSUs and PSUs awarded under the 2014 Plan for the quarters ended March 29, 2019 and March 30, 2018 (U.S. dollars in millions, except share and per share data):

Date of award		Type of award	Units awarded	Price per share
February 20, 2019		PSU	85,000	$27.71
February 20, 2019		RSU	133,750	27.71
March 25, 2019		RSU	5,000	26.55
February 21, 2018	(1)	PSU	85,000	46.35
February 21, 2018		RSU	125,000	46.35

(1) The 2018 PSU's were forefeited as a result of not meeting the performance metric.

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

8.  Inventories

Inventories consisted of the following (U.S. dollars in millions):

	March 29, 2019	December 28, 2018
Finished goods	$238.8	$217.4
Raw materials and packaging supplies	171.1	167.0
Growing crops	165.9	180.9
Total inventories	$575.8	$565.3

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

9. Leases

As of the first day of our 2019 fiscal year beginning December 29, 2018, we adopted ASU No. 2016-02, “Leases (Topic 842),” which requires leases with durations greater than twelve months to be recognized on the balance sheet using the modified retrospective approach. Prior year financial statements were not adjusted under the new standard and, therefore, those amounts are not presented below. We elected the package of transition provisions available for expired or existing contracts, which allowed us to carryforward our historical assessments of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs.

We lease property and equipment under finance and operating leases. For leases with terms greater than 12 months, we record the related asset and obligation at the present value of lease payments over the term. Many of our leases include rental escalation clauses, renewal options and/or termination options that are factored into our determination of lease payments when appropriate. We do not separate lease and nonlease components of contracts.

Right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. When available, we use the rate implicit in the lease to discount lease payments to present value; however, most of our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement.

We lease agricultural land and certain property, plant and equipment, including office facilities and refrigerated containers, under operating leases. We also enter into ship charter agreements for the transport of our fresh produce to markets worldwide. The lease term consists of the noncancellable period of the lease and the periods covered by options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. The Company's lease agreements do not contain any residual value guarantees.

We have a related party lease for one of the Mann Packing subsidiaries for building rent. The expense incurred for the first quarter of 2019 was $0.5 million.

In Panama, we are developing a banana operation on leased land of which the remaining portion is pending delivery. Future lease payments will be $0.5 million annually for 40 years.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

9 . Leases (continued)

Lease Position

The following table presents the lease-related assets and liabilities recorded on the balance sheet as of March 29, 2019 (U.S. dollars in millions):

Classification on the Balance Sheet		March 29, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$192.2
Finance lease assets	Property, plant and equipment, net	1.3
Total lease assets		$193.5

Liabilities
Current
Operating	Current maturities of operating leases	$56.0
Finance	Current maturities of long-term debt and finance leases	0.4
Noncurrent
Operating	Operating leases, less current maturities	109.5
Finance	Long-term debt and finance leases, less current maturities	0.5
Total lease liabilities		$166.4

Weighted-average remaining lease term:
Operating leases		7.2 years
Finance leases		2.2 years
Weighted-average discount rate:
Operating leases (1)		8.41%
Finance leases		4.42%
(1) Upon adoption of the new lease standard, discount rates used for existing leases were established at December 29, 2018

Lease Costs

The following table presents certain information related to the lease costs for finance and operating leases for the quarter ended March 29, 2019 (U.S. dollars in millions):

March 29, 2019
Finance lease cost
Amortization of lease assets	$0.1
Operating lease cost	23.3
Short-term lease cost	2.4
Variable lease cost	1.3
Total lease cost	$27.1

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

9 . Leases (continued)

Other Information

The following table presents supplemental cash flow information related to the leases for the quarter ended March 29, 2019 (U.S. dollars in millions):

March 29, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$20.5
Financing cash flows for finance leases	0.1

The changes in the operating lease right-of-use assets and liability accounts recorded in connection with the recognition of operating lease expenses were $17.4 million and $14.6 million, respectively. These changes have been reflected within Other noncurrent asset and liabilities in our Consolidated Statement of Cash Flows.

Undiscounted Cash Flows

The following table reconciles the undiscounted cash flows for each of the first five years and total remaining years to the finance lease liabilities and operating lease liabilities recorded on the balance sheet as of March 29, 2019 (U.S. dollars in millions):

	Operating Leases	Finance Leases
Remainder of 2019	$60.4	$0.4
2020	38.3	0.3
2021	25.0	0.2
2022	17.7	—
2023	15.4	—
Thereafter	77.8	—
Total lease payments	234.6	0.9
Less: imputed interest	68.8	—
Total lease liabilities	$165.5	$0.9

10.  Long-Term Debt and Finance Lease Obligations

The following is a summary of long-term debt and finance lease obligations (U.S. dollars in millions):

	March 29, 2019	December 28, 2018
Senior unsecured revolving credit facility (see Credit Facility below)	$699.7	$661.3
Finance lease obligations	0.9	1.1
Total long-term debt and finance lease obligations	700.6	662.4
Less: Current maturities	(0.4)	(0.5)
Long-term debt and finance lease obligations	$700.2	$661.9

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

10.  Long-Term Debt and Financing Lease Obligations (continued)

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

On September 27, 2018, we amended certain covenant ratios of our Credit Facility. On February 27, 2018, we exercised an option to increase the total commitments under the Credit Facility from $800 million to $1.1 billion. Debt issuance costs of $0.9 million are included in other noncurrent assets on our Consolidated Balance Sheets as of the quarter ended March 29, 2019.

We have a renewable 364-day, $25.0 million commercial stand-by letter of credit facility with Rabobank Nederland.

The following is a summary of the material terms of the Credit Facility and other working capital facilities at March 29, 2019 (U.S. dollars in millions):

	Term	Maturity date	Interest rate	Borrowing limit	Available borrowings
Bank of America credit facility	5 years	April 15, 2020	4.03%	$1,100.0	$395.3
Rabobank letter of credit facility	364 days	June 18, 2019	Varies	25.0	19.1
Other working capital facilities	Varies	Varies	Varies	23.4	14.1
				$1,148.4	$428.5

The current margin for LIBOR advances is 1.50%. We intend to use funds borrowed under the Credit Facility from time to time for general corporate purposes, which may include the repayment, redemption or refinancing of our existing indebtedness, working capital needs, capital expenditures, funding of possible acquisitions, possible share repurchases and satisfaction of other obligations.
The Credit Facility requires us to comply with financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers. As of March 29, 2019, we were in compliance with all of the covenants contained in the Credit Facility. The Credit Facility is unsecured and is guaranteed by certain of our subsidiaries. The Credit Facility permits borrowings under the revolving commitment with an interest rate determined based on our leverage ratio and spread over LIBOR. In addition, we pay a fee on unused commitments.

As of March 29, 2019, we applied $11.0 million to the Rabobank Nederland and Bank of America letter of credit facilities in respect of certain contingent obligations and other governmental agency guarantees combined with guarantees for purchases of raw materials and equipment and other trade related letters of credit. We also had $17.5 million in other letters of credit and bank guarantees not included in the Rabobank or Bank of America letter of credit facilities.

As of June 28, 2018 we entered into interest rate swaps in order to hedge the risk of the fluctuation on future interest payments related to our variable rate LIBOR-based borrowings from our Credit Facility. Refer to Note 15, “Derivatives”.

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

The estimates are between $13.5 million and $28.7 million. The estimate on which our accrual is based, totals $13.5 million. As of March 29, 2019, we recorded $13.2 million included in other noncurrent liabilities and $0.3 million included in accounts payable and accrued expenses in our Consolidated Balance Sheets for the Kunia Well Site clean-up. We expect to expend approximately $0.3 million in 2019, $1.1 million in 2020, $1.0 million in 2021 and $0.9 million in each of the years 2022 and 2023, and the remaining amounts to be expended in subsequent years.

Business Litigation

On March 14, 2019, we settled a business transaction litigation matter for $17.0 million in our favor. The settlement resulted in a gain of approximately $16.7 million, net of $0.3 million in litigation expenses and is included in other income, net on our Consolidated Statements of Operations.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

12.  Earnings Per Share

Basic and diluted net income per ordinary share is calculated as follows (U.S. dollars in millions, except share and per share data):

	Quarter ended
	March 29, 2019	March 30, 2018
Numerator:
Net income attributable to Fresh Del Monte Produce Inc.	$36.1	$41.5

Denominator:
Weighted average number of ordinary shares - Basic	48,547,698	48,781,596
Effect of dilutive securities - share-based employee options and awards	204,464	251,356
Weighted average number of ordinary shares - Diluted	48,752,162	49,032,952

Antidilutive awards (1)	303,834	207,461

Net income per ordinary share attributable to Fresh Del Monte Produce Inc.:
Basic	$0.74	$0.85
Diluted	$0.74	$0.85

(1)	Certain unvested RSUs and PSUs are not included in the calculation of net income per ordinary share because the effect would have been antidilutive.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

13.  Retirement and Other Employee Benefits

The following table sets forth the net periodic benefit costs of our defined benefit pension plans and post-retirement benefit plans (U.S. dollars in millions):

	Quarter ended
	March 29, 2019	March 30, 2018
Service cost	$1.4	$1.5
Interest cost	1.7	1.6
Expected return on assets	(0.8)	(0.9)
Amortization of net actuarial loss	0.1	0.2
Net periodic benefit costs	$2.4	$2.4

We provide certain other retirement benefits to certain employees who are not U.S.-based and are not included above. Generally, benefits under these programs are based on an employee’s length of service and level of compensation. These programs are immaterial to our consolidated financial statements. The net periodic benefit costs related to other non-U.S.-based plans is $0.8 million for the quarter ended March 29, 2019 and $0.7 million for the quarter ended March 30, 2018.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

14.  Business Segment Data

We are principally engaged in one major line of business, the production, distribution and marketing of fresh and value-added products and bananas. Our products are sold in markets throughout the world with our major producing operations located in North, Central and South America, Europe, Asia and Africa.

During March 2019, we changed our reportable segments to reflect the manner in which we manage our business. Based on changes to our organization structure and how our Chief Operating Decision Maker “CODM” reviews operating results and makes decisions about resource allocations, we have two reportable segments that represent our primary businesses which include fresh and value-added products and bananas. We also have other products and services segment which includes our ancillary businesses. Prior period amounts were adjusted retrospectively to reflect the changes in our segment data.

Fresh and value-added products includes pineapples, melons, non-tropical fruit (including grapes, apples, citrus, blueberries, strawberries, pears, peaches, plums, nectarines, cherries and kiwis), other fruit and vegetables, avocados, fresh-cut fruit and vegetables, prepared fruit and vegetables, juices, other beverages, prepared meals and snacks. Other products and services includes poultry and meat products, a plastic product business and a third-party freight services.

We evaluate performance based on several factors, of which net sales and gross profit by product are the primary financial measures (U.S. dollars in millions):

	Quarter ended
	March 29, 2019		March 30, 2018
Segments:	Net Sales	Gross Profit	Net Sales		Gross Profit
Fresh and value-added products	$690.0	$61.5	$616.5	(1)	$51.3	(1)
Banana	431.5	32.9	453.2		52.1
Other products and services	32.7	(1.1)	36.4		3.1
Totals	$1,154.2	$93.3	$1,106.1		$106.5

	Quarter ended
Net Sales by geographic region:	March 29, 2019	March 30, 2018
North America	$748.8	$663.4	(1)
Europe	171.3	194.1
Asia	120.7	112.7
Middle East	97.8	115.9
Other	15.6	20.0
Totals	$1,154.2	$1,106.1

(1) Includes Net Sales of $51.3 million and Gross Profit of $5.0 million for the period from February 27, 2018 to March 30, 2018 related to Mann Packing. Refer to Note 4, “Acquisitions”, for further discussion on the Mann Packing acquisition.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

14.  Business Segment Data (continued)

The following table indicates our net sales by product:

	Quarter ended
	March 29, 2019		March 30, 2018
Fresh and value-added products:
Gold pineapples	111.3	10%	120.1	11%
Fresh-cut fruit	118.6	10%	117.8	11%
Fresh-cut vegetables	122.5	11%	62.6	6%
Non-tropical fruit	61.4	5%	66.1	6%
Avocados	88.6	8%	84.1	7%
Prepared foods	65.7	6%	55.0	5%
Melons	44.7	4%	51.2	5%
Tomatoes	13.5	1%	16.1	1%
Vegetables	41.5	3%	18.9	2%
Other fruit and vegetables	22.2	2%	24.6	2%
Total fresh and value-added products	$690.0	60%	$616.5	56%
Banana	431.5	37%	453.2	41%
Other products and services	32.7	3%	36.4	3%
Totals	$1,154.2	100%	$1,106.1	100%

15.  Derivative Financial Instruments

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

15.  Derivative Financial Instruments (continued)

Certain of our derivative instruments contain provisions that require the current credit relationship between us and our counterparty to be maintained throughout the term of the derivative instruments. If that credit relationship changes, certain provisions could be triggered, and the counterparty could request immediate collateralization of derivative instruments in net liability position above a certain threshold. There are derivative instruments with a credit-risk-related contingent feature that are in a liability position on March 29, 2019, however they are immaterial to our financial condition and results of operation. As of March 29, 2019, no triggering event has occurred and thus we are not required to post collateral. If the credit-risk-related contingent features underlying these agreements were triggered on March 29, 2019, we would not be required to post collateral to the counterparty, because the collateralization threshold has not been met.

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

Foreign Currency Hedges

We are exposed to fluctuations in currency exchange rates against the U.S. dollar on our results of operations and financial condition, and we mitigate that exposure by entering into foreign currency forward contracts. Certain of our subsidiaries periodically enter into foreign currency forward contracts in order to hedge portions of forecasted sales or cost of sales denominated in foreign currencies, which generally mature within one year. Our foreign currency hedges were entered into for the purpose of hedging portions of our 2019 foreign currency exposure.

The foreign currency forward contracts qualifying as cash flow hedges were designated as single-purpose cash flow hedges of forecasted cash flows.

We had the following outstanding foreign currency forward contracts as of March 29, 2019 (in millions):

Foreign currency contracts qualifying as cash flow hedges:	Notional amount
Euro	EUR	93.6
British pound	GBP	5.9
Japanese yen	JPY	3,119.7
Korean won	KRW	28,291.2

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

Gains or losses on interest rate swaps are recorded in other comprehensive income and will be subsequently reclassified into earnings as interest expense as the interest expense on debt is recognized in earnings. At March 29, 2019, the notional value of interest rate contracts outstanding was $400.0 million, $200.0 million maturing in 2024 and the remaining $200.0 million maturing in 2028. Refer to Note 10, “Long-Term Debt.”

The following table reflects the fair values of derivative instruments, which are designated as level 2 in the fair value hierarchy, as of March 29, 2019 and December 28, 2018 (U.S. dollars in millions):

Derivatives designated as hedging instruments (1)
	Foreign exchange contracts		Interest rate swaps		Total
Balance Sheet location:	March 29, 2019 (2)	December 28, 2018	March 29, 2019	December 28, 2018	March 29, 2019	December 28, 2018
Asset derivatives:
Prepaid expenses and other current assets	$4.8	$1.6	$—	$—	$4.8	$1.6
Total asset derivatives	$4.8	$1.6	$—	$—	$4.8	$1.6

Liability derivatives:
Accounts payable and accrued expenses	$0.1	$0.8	$—	$—	$0.1	$0.8
Other long-term liabilities	—	—	16.7	7.6	16.7	7.6
Total liability derivatives	$0.1	$0.8	$16.7	$7.6	$16.8	$8.4

(1) See Note 16, "Fair Value Measurements", for fair value disclosures.
(2) We expect that $4.7 million of the net fair value of hedges recognized as a net gain in accumulated other comprehensive income ("AOCI") will be transferred to earnings during the next 12 months and the remaining net loss of $16.7 million over a period of 10 years, along with the earnings effect of the related forecasted transactions.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

15.  Derivative Financial Instruments (continued)

The following table reflects the effect of derivative instruments on the Consolidated Statements of Operations for the quarters ended March 29, 2019 and March 30, 2018 (U.S. dollars in millions):

Derivatives in effective cash flow hedging relationships	Amount of gain (loss) recognized in other comprehensive income on derivatives (effective portion)		Location of (loss) income reclassified from AOCI into income (effective portion)	Amount of (loss) income reclassified from AOCI into income (effective portion)
	Quarter ended			Quarter ended
	March 29, 2019	March 30, 2018		March 29, 2019	March 30, 2018
Foreign exchange contracts	$3.3	$(1.8)	Net sales	$0.9	$0.8
Foreign exchange contracts	0.6	—	Cost of products sold	—	(0.2)
Interest rate swaps	(9.2)	—	Interest expense	(0.4)	—
Total	$(5.3)	$(1.8)		$0.5	$0.6

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

16.  Fair Value Measurements (continued)

The following table provides a summary of the fair values of assets and liabilities measured on a recurring basis under the ASC on “Fair Value Measurements and Disclosures” (U.S. dollars in millions):

Fair value measurements
	Foreign currency forward contracts, net asset (liability)		Interest rate contracts, net (liability) asset
	March 29, 2019	December 28, 2018	March 29, 2019	December 28, 2018
Quoted prices in active markets for identical assets (Level 1)	$—	$—	$—	$—
Significant observable inputs (Level 2)	4.7	0.8	(16.7)	(7.6)
Significant unobservable inputs (Level 3)	—	—	—	—

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

Finance and Operating leases: The carrying value of our finance leases reported in the Consolidated Balance Sheets approximates their fair value based on current interest rates, which contain an element of default risk.  The fair value of our finance leases is estimated using Level 2 inputs based on quoted prices for those or similar instruments. For the operating leases we use the rate implicit in the lease to discount lease payments to present value; however, most of our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement. Refer to Note 10, “Long-Term Debt and Financing Leases” and Note 9, "Leases."

Long-term debt: The carrying value of our long-term debt reported in the Consolidated Balance Sheets approximates their fair value since they bear interest at variable rates which contain an element of default risk.  The fair value of our long-term debt is estimated using Level 2 inputs based on quoted prices for those or similar instruments. Refer to Note 10, “Long-Term Debt.”

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

The Mann Packing acquisition includes a put option exercisable by the 25% shareholder of one of the acquired subsidiaries. The put option allows the noncontrolling owner to sell his 25% noncontrolling interest to us for a multiple of the subsidiary's adjusted earnings. As the put option is outside of our control, the estimated value of the 25% noncontrolling interest is presented as a redeemable noncontrolling interest outside of permanent equity on our Consolidated Balance Sheets. The fair value of the redeemable noncontrolling interest and put option at the acquisition date was valued based on a mix of the income approach for determining the value of the redeemable noncontrolling interest and market approach for determining the most advantageous redemption point for the put option using a Monte Carlo simulation method. The fair value assigned to this interest is estimated using Level 3 inputs based on unobservable inputs. Refer to Note 4 "Acquisitions" for further discussion on the acquisition of Mann Packing and also refer to further information regarding the Mann Packing acquisition in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2018.

The fair value of the banana reporting unit's goodwill and the prepared food unit's remaining trade names and trademarks are highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets. We disclosed the sensitivity related to the banana reporting unit's goodwill and the prepared food reporting unit's trade names and trademarks in our notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2018.

As of March 29, 2019, we have $44.4 million in property, plant and equipment meeting the criteria of assets held for sale primarily related to the discontinuance of tomato production assets including land, buildings and machinery and equipment in the United States in the fresh and value-added products segment. These assets are recognized at the lower of cost or fair value less cost to sell.

The Company recorded asset impairment and other charges during the quarter ended March 29, 2019, that do not fall under the scope of fair value measurement. Refer to Note 3, "Asset Impairment and Other Charges, Net".

The following is a tabular presentation of the non-recurring fair value measurements recorded during the first three months of 2019, along with the level within the fair value hierarchy in which the fair value measurement in their entirety fall (U.S. dollars in millions):

	Fair value measurements for the three months ended March 29, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity Investment	$1.4	$—	$—	$1.4
	$1.4	$—	$—	$1.4

During the first quarter of 2019, we had a charge of $2.8 million in asset impairment and other charges, net related to an equity investment of $4.2 million in Purple Carrot. We calculated the fair value of $1.4 million using the market approach. The fair value of these assets are classified as Level 3 in the fair value hierarchy due to the mix of unobservable inputs utilized.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

17.  Accumulated Other Comprehensive Income (Loss)

The following table includes the changes in accumulated other comprehensive (loss) income attributable to U.S. by component under the ASC on “Comprehensive Income” (U.S. dollars in millions):

	Changes in accumulated other comprehensive income (loss) by component (1)
	Quarter ended March 29, 2019
	Changes in fair Value of Effective cash Flow hedges		Foreign Currency Translation Adjustment		Retirement Benefit Adjustment	Total

Balance at December 28, 2018	$(5.8)		$(14.9)		$(20.9)	$(41.6)
Other comprehensive (loss) before
reclassifications	(3.6)	(3)	(0.8)	(2)	(0.2)	(4.6)
Amounts reclassified from accumulated
other comprehensive (loss) income	(0.5)		—		0.1	(0.4)
Net current period other comprehensive
(loss)	(4.1)		(0.8)		(0.1)	(5.0)
Balance at March 29, 2019	$(9.9)		$(15.7)		$(21.0)	$(46.6)

	Quarter ended March 30, 2018
Balance at December 29, 2017	$(1.4)		$(6.7)		$(22.5)	$(30.6)
Other comprehensive (loss) income
before reclassifications	(2.4)		4.3	(2)	(0.1)	1.8
Amounts reclassified from accumulated
other comprehensive (loss) income	0.6		—		0.2	0.8
Net current period other comprehensive
(loss) income	(1.8)		4.3		0.1	2.6
Balance at March 30, 2018	$(3.2)		$(2.4)		$(22.4)	$(28.0)

(1) All amounts are net of tax and noncontrolling interest.
(2) Includes a loss of $1.5 million and a gain of $1.0 million for the quarter ended March 29, 2019 and quarter ended March 30, 2018 on intra-entity foreign currency transactions that are of a long-term-investment nature.
(3) Includes a tax effect of a $1.2 million related for the quarter ended March 29, 2019.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

17.  Accumulated Other Comprehensive Income (Loss) (continued)

The following table includes details about amounts reclassified from accumulated other comprehensive (loss) income by component
(U.S. dollars in millions):

	Amount reclassified from accumulated other comprehensive income (loss)
	March 29, 2019	March 30, 2018
Details about accumulated other comprehensive income (loss) components	Quarter ended	Quarter ended	Affected line item in the statement where net income is present
Changes in fair value of effective cash flow hedges:
Foreign currency cash flow hedges	$(0.9)	$(0.8)	Net sales
Foreign currency cash flow hedges	—	0.2	Cost of products sold
Interest rate swaps	0.4	—	Interest expense
Total	$(0.5)	$(0.6)

Amortization of retirement benefits:
Actuarial losses	$—	$—	Cost of products sold
Actuarial losses	—	—	Selling, general and administrative expenses
Actuarial losses (1)	0.1	0.2	Other expense, net
Total	$0.1	$0.2
(1) Refer to Note 13, "Retirement and Other Employee Benefits" for additional information on reclassification of certain net periodic pension costs due to adoption of ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost regarding the presentation of components of net periodic pension costs.

18.  Shareholders’ Equity

Our shareholders have authorized 50,000,000 preferred shares at $0.01 par value, of which none are issued or outstanding at March 29, 2019, and 200,000,000 ordinary shares of common stock at $0.01 par value, of which 48,651,755 are issued and outstanding at March 29, 2019.

Ordinary share activity is summarized as follows:

	Quarter ended
	March 29, 2019	March 30, 2018
Ordinary shares issued (retired) as a result of:
Stock option exercises	13,250	17,500
Restricted stock grants	30,891	21,304
Restricted and performance stock units	165,318	159,632
Ordinary shares repurchased and retired	—	(182,013)

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

18.  Shareholders’ Equity (continued)

On February 21, 2018, our Board of Directors approved a three-year stock repurchase program of up to $300 million of our ordinary shares. We have repurchased $19.6 million of ordinary shares, or 512,300 ordinary shares, under the aforementioned repurchase program and retired all the repurchased shares. As of March 29, 2019, we have a maximum dollar value of $280.4 million that we can purchase under the approved stock repurchase program.

Subsequent to the quarter ended March 29, 2019, there were no ordinary share repurchases.

Dividend activity is summarized as follows:

Quarter ended
March 29, 2019		March 30, 2018
Dividend Date	Cash Dividend Declared, per Ordinary Share	Dividend Date	Cash Dividend Declared, per Ordinary Share
March 29, 2019	$—	March 30, 2018	$0.150

We paid no dividends in the quarter ended March 29, 2019 and $7.3 million in dividends in the quarter ended March 30, 2018.

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

Following our acquisition of Mann Packing, integrated during 2018, and the realignment of our business strategy to increase focus on our fresh and value-added products business as well as our core banana business we changed our reportable segments during March 2019 to better reflect the manner in which we manage our business.  Based on changes to our organization structure and how our Chief Operating Decision Maker “CODM” reviews operating results and makes decisions about resource allocations, we have two reportable segments that represent our primary businesses which include banana and fresh and value-added products.  We also have the other products and services segment which includes our ancillary businesses.  Prior period amounts were adjusted retrospectively to reflect the changes in our segment data.

Fresh and value-added products include pineapples, melons, non-tropical fruit (including grapes, apples, citrus, blueberries, strawberries, pears, peaches, plums, nectarines, cherries and kiwis), other fruit and vegetables, avocados, fresh-cut fruit and vegetables, prepared fruit and vegetables, juices, other beverages, prepared meals and snacks. Other products and services includes poultry and meat products, a plastic product business and a third-party freight services.

Liquidity and Capital Resources

Net cash used in operating activities was $7.2 million for the first three months of 2019 compared with net cash provided by operating activities of $1.5 million for the first three months of 2018, a decrease of $8.7 million. The decrease was primarily attributable to lower net income, lower accounts payable and accrued expenses and higher levels of finished goods inventory. Partially offsetting these decreases were lower prepaid expenses and other current assets combined with lower levels of other receivables.

Working capital was $568.6 million at March 29, 2019 compared with $552.8 million at December 28, 2018, an increase of $15.8 million. The increase in working capital was principally due to higher levels of trade accounts receivable and finished goods inventory and lower accounts payable and accrued expenses. Partially offsetting these increases were lower prepaid expenses and other current assets and current maturities of operating leases. The increase in trade accounts receivables and finished goods inventory were principally due to higher net sales. The decrease in accounts payable and accrued expenses was primarily due to higher payments to vegetable growers during the first three months of 2019.

Net cash used in investing activities for the first three months of 2019 was $29.6 million compared with $413.9 million for the first three months of 2018. Net cash used in investing activities for the first three months of 2019 consisted of capital expenditures of $34.2 million, partially offset by proceeds from sales of property, plant and equipment of $4.6 million. Capital expenditures for the first three months of 2019 consisted primarily of expenditures for the construction of a new production facility in California related to our fresh-cut and prepared vegetables categories, a new avocado packing and sorting facility in Mexico and a new fresh-cut fruit facility in Japan. Also included in capital expenditures during the first quarter of 2019 were expansion and improvements to our banana and pineapple operations in Central America and the Philippines, progress payments on the construction of new refrigerated container ships and expansion and improvements to production and distribution facilities in North America, Kenya and the Middle East related to our fresh and value-added products business segment. Proceeds from sale of property, plant and equipment for the first three months of 2019 consisted of the sale of a refrigerated vessel and other surplus equipment.

Net cash used in investing activities for the first three months of 2018 was $413.9 million. Net cash used in investing activities for the first three months of 2018 consisted of capital expenditures of $42.7 million and purchase of a business of $371.7 million, partially offset by proceeds from sales of property, plant and equipment of $0.5 million. Capital expenditures for the first three months of 2018 consisted primarily of $23.0 million of initial payments for the building of four new refrigerated container ships; expansion and improvements of our distribution and fresh-cut fruit and vegetable facilities in North America related to the fresh and value-added products and banana segments; expansion and improvements to our production operations in Costa Rica, Chile and Jordan related to the fresh and value-added products segment; expansion and improvements to our banana operations in the Philippines and Central America; and expansion and improvements to our production facilities in the Middle East and Europe related to the fresh and value-added products segment. Purchase of a business relates to the acquisition of Mann Packing. Proceeds from sale of property, plant and equipment for the first three months of 2018 consisted primarily of the sale of surplus equipment.

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

Net cash provided by financing activities for the first three months of 2019 was $35.2 million compared with $423.1 million for the first three months of 2018. Net cash provided by financing activities for the first three months of 2019 consisted of net borrowings on long-term debt of $35.6 million, proceeds from stock options exercised of $0.2 million and share-based awards settled in cash for taxes of $0.4 million, partially offset by distributions to noncontrolling interest, net, of $1.0 million.

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

On April 16, 2015, we entered into a five-year, $800.0 million syndicated senior unsecured revolving credit facility maturing on April 15, 2020 (the "Credit Facility") with Bank of America, N.A. as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Inc. as sole lead arranger and sole book manager. Borrowings under the Credit Facility bear interest at a spread over the London Interbank Offer Rate ("LIBOR") that varies with our leverage ratio. The margin for LIBOR advances under the Credit Facility currently is 1.50%. The Credit Facility also includes a swing line facility, a letter of credit facility and a feature which allows, with bank approval, an increase in availability of up to an additional $300.0 million. On February 27, 2018, we exercised this option and increased the revolving borrowing capacity of the Credit Facility from $800.0 million to $1.1 billion. On September 27, 2018, we amended certain covenant ratios of our Credit Facility. All other terms of the Credit Facility substantially remained the same. On June 28, 2018, we entered into interest rate swaps in order to hedge the risk of the fluctuation on future interest payments related to our variable rate LIBOR-based borrowings under our Credit Facility.

Certain covenants of our credit facility restrict the payment of dividends unless certain ratios are met. These ratios were not met as of the end of our 2018 fiscal year. Accordingly, our Board of Directors suspended the quarterly cash dividend.

Our Credit Facility expires on April 15, 2020 and represents our principal method of supplementing operating cash flows for our working capital and other liquidity requirements. We plan to refinance our Credit Facility during 2019. Our expectation is based on our history of earnings and positive cash flows along with our long-standing relationships with our current bank group and our credit rating. We believe that our operating cash flows, together with our ability to renew the Credit Facility will be adequate to meet our operating, investing and financing needs in the foreseeable future. There are no assurances that volatility and uncertainty in the global capital markets will not impair our ability to access these markets in terms that are favorable to us.

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

At March 29, 2019, we had $699.7 million outstanding under the Credit Facility bearing interest at a per annum rate of 4.03%.  In addition, we pay an unused commitment fee.

The Credit Facility is unsecured as long as we maintain a certain leverage ratio and also requires us to comply with certain financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers. As of March 29, 2019, we were in compliance with all of the financial and other covenants contained in the Credit Facility.

At March 29, 2019, we had $428.5 million available under committed working capital facilities, primarily under the Credit Facility.  At March 29, 2019, we had applied $11 million to the Rabobank and Bank of America letter of credit facilities, in respect of certain contingent obligations and other governmental agencies and purchases of equipment and raw material guarantees and other trade related letters of credit.  We also had $17.5 million in other letters of credit and bank guarantees not included in the letter of credit facilities.

As of March 29, 2019, we had $700.6 million of long-term debt and finance leases, including the current portion, consisting of $699.7 million outstanding under the Credit Facility and $0.9 million of finance leases.

Based on our operating plan, combined with our borrowing limit under our Credit Facility, we believe we will have sufficient resources to meet our cash obligations for the foreseeable future.

As of March 29, 2019, we had cash and cash equivalents of $21.9 million.

During 2017 and 2018, we entered into a definitive agreement for the building of six new refrigerated container ships to be delivered commencing in 2020. We made payments of $36.4 million in 2018 and expect to make payments of approximately $12.4 million in 2019, $105.8 million in 2020 and $20.7 million in 2021 for these six ships. The shipbuilding program is expected to lead to the replacement of our entire U.S. east coast fleet of vessels. We expect to fund these capital expenditures through operating cash flows and bank borrowings.

During the quarter ended March 29, 2019, we paid approximately $0.2 million in contract terminations related to Philippines restructuring and we expect to make the remaining payment of $0.5 million during 2019. We do not expect additional charges related to the exit activities mentioned above that would significantly impact our results of operations or financial condition.

In connection with a current examination of the tax returns in two foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing aggregating approximately $142.9 million (including interest and penalties) for tax years 2012 through 2016. We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities as we believe that the proposed adjustments are without technical merit.  We will continue to vigorously contest the adjustments and expect to exhaust all administrative and judicial remedies necessary to resolve the matters, which could be a lengthy process. We regularly assess the likelihood of adverse outcomes resulting from examinations such as these to determine the adequacy of our tax reserves. Accordingly, we have not accrued any additional amounts based upon the proposed adjustments. There can be no assurance that these matters will be resolved in our favor, and an adverse outcome of either matter, or any future tax examinations involving similar assertions, could have a material effect on our financial condition, results of operations and cash flows.

The fair value of our interest rate swaps and foreign currency cash flow hedges changed from a net liability of $6.8 million as of December 28, 2018, to a net liability of $12.0 million as of March 29, 2019. We expect that a net gain of $4.7 million will be transferred to earnings during the next 12 months and the remaining net loss of $16.7 million over a period of 10 years, along with the earnings effect of the related forecasted transactions.

Results of Operations

The following tables present for each of the periods indicated (i) net sales by geographic region and (ii) net sales and gross profit by product category, and in each case, the percentage of the total represented thereby (U.S. dollars in millions, except percent data):

Net sales by geographic region:

	Quarter ended
	March 29, 2019		March 30, 2018
North America	$748.8	65%	$663.4	60%
Europe	171.3	15%	194.1	18%
Asia	120.7	10%	112.7	10%
Middle East	97.8	9%	115.9	10%
Other	15.6	1%	20.0	2%
Totals	$1,154.2	100%	$1,106.1	100%

Product net sales and gross profit:

	Quarter ended
	March 29, 2019				March 30, 2018
	Net Sales		Gross Profit		Net Sales		Gross Profit
Fresh and value-added products	$690.0	60%	$61.5	66%	$616.5	56%	$51.3	48%
Banana	431.5	37%	32.9	35%	453.2	41%	52.1	49%
Other products and services	32.7	3%	(1.1)	(1)%	36.4	3%	3.1	3%
Totals	$1,154.2	100%	$93.3	100%	$1,106.1	100%	$106.5	100%

First Quarter 2019 Compared with First Quarter of 2018

Net Sales. Net sales for the first quarter of 2019 were $1,154.2 million compared with $1,106.1 million for the first quarter of 2018. The increase in net sales of $48.1 million was principally attributable to higher net sales in our fresh and value-added products business segment, partially offset by lower net sales in our banana segment. The acquisition of Mann Packing, which occurred on February 26, 2018, contributed $138.9 million of net sales in the fresh and value-added products business segment during the first quarter of 2019 as compared with $51.3 million during the first quarter of 2018.

•
Net sales in the fresh and value-added products segment increased $73.5 million, primarily as a result of higher net sales of fresh-cut vegetables, vegetables, avocados and prepared food, partially offset by lower net sales of pineapples, melons and non-tropical fruit.

◦	Net sales of fresh-cut vegetables and vegetables increased principally due to the sales of Mann Packing products in North America.

◦
Net sales of avocados increased principally due to higher sales volumes in North America primarily as a result of continued strong customer demand. Partially offsetting this increase were lower per unit sales prices due to higher industry supplies.

◦
Net sales of pineapples decreased primarily due to lower sales volumes in North America and Europe, principally as a result of lower production from our Costa Rica operations. Partially offsetting this decrease were higher sales volumes in Asia and higher per unit sales prices in North America and the Middle East. Worldwide pineapple sales volume decreased 9% during the first quarter.

◦
Net sales of prepared food products increased principally due to sales of Mann Packing prepared food products in North America. Partially offsetting this increase were lower sales volumes of canned pineapple products primarily due to increased competition.

◦	Net sales of melons decreased as a result of lower sales volumes in North America primarily due to unfavorable growing condition in Central America which resulted in lower export quality fruit.

◦	Net sales of non-tropical fruit decreased principally due our rationalization of sales volumes resulting in planned reduction of certain low margin products.

•
Net sales of bananas decreased by $21.7 million principally due to lower net sales in Europe and the Middle East, partially offset by higher net sales in Asia and North America. Worldwide banana sales volume increased 1%.

◦	Europe banana net sales decreased due to lower per unit sales prices principally the result of higher industry volumes and unfavorable exchange rates.

◦
Middle East banana net sales decreased due to lower sales volumes as a result of reduced supplies from the Philippines. Also contributing to the decrease in net sales were lower per unit sales prices primarily as a result of unfavorable market conditions.

◦
Asia banana net sales increased due to higher sales volumes, partially offset by lower per unit sales prices. Contributing to the decrease in per unit sales prices were higher industry volumes and unfavorable exchange rates.

◦	North America banana net sales increased slightly as a result of both higher per unit sales prices and sales volume.

•	Net sales in the other products and services segment decreased $3.7 million principally due to lower net sales in our Jordanian poultry business.

Cost of Products Sold.  Cost of products sold was $1,060.9 million for the first quarter of 2019 compared with $999.6 million for the first quarter of 2018, an increase of $61.3 million.  The increase was primarily attributable to cost of products sold related to Mann Packing combined with higher ocean freight, principally the result of higher fuel costs. Partially offsetting the increases in cost of products sold was a stronger U.S. dollar which resulted in a reduction of costs primarily in Europe, Costa Rica and Chile.

Gross Profit. Gross profit was $93.3 million for the first quarter of 2019 compared with $106.5 million for the first quarter of 2018, a decrease of $13.2 million.  This decrease was attributable to lower gross profit in our banana and other products and services segments, partially offset by higher gross profit in our fresh and value-added products segment.

•
Gross profit in the fresh and value-added products segment increased $10.2 million principally due to higher gross profit on non-tropical fruit, fresh-cut vegetables, avocados and melons, partially offset by lower gross profit on pineapples and prepared food.

◦
Gross profit on non-tropical fruit increased principally due to lower per unit cost of grapes and berries and higher per unit selling prices on grapes and stonefruit. The restructuring of our Chilean business in prior year has significantly improved our gross profit in this product category.

◦	Gross profit on fresh-cut vegetables increased due to the sales of Mann Packing.

◦
Gross profit on avocados increased due to higher sales volumes combined with lower fruit procurement costs primarily as a result of higher industry supplies. Partially offsetting this increase were lower per unit sales prices.

◦	Gross profit on melons increased due to higher per unit sales prices in North America primarily as a result of low industry volumes.

◦
Gross profit on pineapples decreased principally due to lower per unit sales prices in Europe primarily as a result of higher industry volumes and unfavorable exchange rates. Also contributing to the decrease in gross profit were higher costs, principally higher ocean freight costs in all regions. In addition, we experienced lower yields in our Costa Rica operations which negatively affected our fruit cost and resulted in lower sales volumes in North America and Europe. Partially offsetting these decreases were higher selling prices in North America. Worldwide pineapple per unit sale prices increased 2% and per unit costs increased 3%.

◦	Gross profit on prepared food products decreased principally due to lower sales volumes of canned deciduous and pineapple products and higher production and distribution costs.

•
Gross profit in the banana segment decreased $19.2 million primarily due to lower per unit selling prices in Europe, the Middle East and Asia principally due high industry supply, unfavorable exchange rates in Europe and Asia and lower customer demand in the Middle East. Partially offsetting these decreases were lower fruit costs. Worldwide banana per unit sale prices decreased 5% and per unit costs decreased 1%.

•
Gross profit in the other products and services segment decreased by $4.2 million principally due to lower sales volumes and higher costs in our Jordanian poultry business primarily due to increased competition and an over-supply in the market along with higher production and distribution costs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $3.9 million from $48.6 million in the first quarter of 2018 to $52.5 million for the first quarter of 2019. The increase was principally due to higher selling, marketing and administrative expenses in North America as a result of the Mann Packing acquisition, partially offset by lower selling, general and administrative expenses in the Middle East, Europe and Asia primarily as a result of cost reduction initiatives. The amortization of intangible assets related to the Mann Packing acquisition contributed approximately $2.0 million of the increase in selling, general and administrative expense during the first quarter of 2019.

Gain on Disposal of Property, Plant and Equipment, Net. The gain on disposal of property, plant and equipment, net, of $3.5 million during the first quarter of 2019 related primarily to the sale of a refrigerated vessel and other surplus equipment. The gain on disposal of property, plant and equipment, net, of $0.2 million during the first quarter of 2018 was principally related to the sale of surplus equipment in South America, partially offset by the disposal of non-tropical plants in Chile due to varietal changes.

Asset Impairment and Other Charges, Net. Asset impairment and other charges, net, was $3.0 million during the first quarter of 2019, as compared with $1.6 million during the first quarter of 2018.

Asset impairment and other charges, net, for the first quarter of 2019 were:

•	$0.2 million in contract termination charges related to our decision to abandon certain low-yield areas in our banana operations in the Philippines; and

•	$2.8 million in asset impairment charges related to our equity investment in Three Limes, Inc. d/b/a/ The Purple Carrot ("Purple Carrot"), made in 2018.

Asset impairment and other charges, net, for the first quarter of 2018 were:

•	$2.5 million in Mann Packing acquisition-related expenses; and

•	a credit of $(0.9) million related to insurance proceeds due to inclement weather in one of our California facilities related to the fresh and value-added products segment.

Operating Income.  Operating income for the first quarter of 2019 decreased by $15.2 million from $56.5 million in the first quarter of 2018 to $41.3 million for the first quarter of 2019.  This decrease was due to lower gross profit, higher selling, general and administrative expenses, higher asset impairment and other charges, net, partially offset by a higher gain on disposal of property, plant and equipment, net.

Interest Expense.  Interest expense was $6.9 million for the first quarter of 2019 as compared with $3.7 million for the first quarter of 2018. The increase was due to higher average loan balances as a result of the Mann Packing acquisition and higher interest rates.

Other Income (Expense), Net.  Other income (expense), net, was income of $11.3 million for the first quarter of 2019 as compared with expense of $(3.4) million for the first quarter of 2018. The change in other expense, net, of $14.7 million was principally attributable a net gain of $16.7 million as a result of the settlement of a business transaction litigation, partially offset by higher foreign exchange losses during the first quarter of 2019 as compared with the first quarter of 2018.

Provision for Income Taxes. Provision for income taxes was $8.6 million for the first quarter of 2019 compared to $6.3 million for the first quarter of 2018. The increase in the provision for income taxes of $2.3 million is primarily due to higher earnings in certain higher tax jurisdictions.

Fair Value Measurements

During the first quarter of 2019, we had a charge of $2.8 million in asset impairment and other charges, net related to an equity investment in Purple Carrot of $4.2 million. We calculated the fair value of $1.4 million using the market approach. The fair value of these assets are classified as Level 3 in the fair value hierarchy due to the mix of unobservable inputs utilized.

The fair value of the banana reporting unit's goodwill and the prepared food unit's remaining trade names and trademarks are highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets. We disclosed the sensitivity related to the banana reporting unit's goodwill and the prepared food reporting unit's trade names and trademarks in our annual financial statements included in our Annual Report on Form 10-K for the year ended December 28, 2018.

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

The purchase price allocation for the Mann Packing acquisition finalized as of December 28, 2018 is reflected in the accompanying financial statements and includes $162.0 million allocated to goodwill representing the excess of the purchase price over the fair values of assets acquired and liabilities assumed and is subject to revision. The fair value of the net assets acquired are estimated using Level 3 inputs based on unobservable inputs except for items such as working capital which are valued using Level 2 inputs due to mix of quoted prices for similar instruments and cash and cash equivalents valued as Level 1 due to its highly liquid nature. We primarily utilized the cost approach for the valuation of the personal and real property. For the definite-lived intangible assets including customer list intangibles and trade names and trademark were valued primarily using an income approach methodology.

The Mann Packing acquisition includes a put option exercisable by the 25% shareholder of one of the acquired subsidiaries. The put option allows the noncontrolling owner to sell his 25% noncontrolling interest to us for a multiple of the subsidiary's adjusted earnings. As the put option is outside of our control, the estimated value of the 25% noncontrolling interest is presented as a redeemable noncontrolling interest outside of permanent equity on our Consolidated Balance Sheets. The fair value of the redeemable noncontrolling interest and put option at acquisition date was valued based on a mix of the income approach for determining the value of the redeemable noncontrolling interest and market approach for determining the most advantageous redemption point for the put option using a Monte Carlo simulation method. The fair value assigned to this interest is estimated using Level 3 inputs based on unobservable inputs. Refer to Note 4, "Acquisitions" for further discussion on the acquisition of Mann Packing and also refer to further information regarding the Mann Packing acquisition in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2018.

Seasonality

Interim results are subject to significant variations and may not be indicative of the results of operations that may be expected for the entire 2019 fiscal year. See the information under the caption “Seasonality” provided in Item 1. Business, of our Annual Report on Form 10-K for the year ended December 28, 2018.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K for the year ended December 28, 2018.

Item 4.        Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 29, 2019. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Except for the below, such officers also confirm that there was no change in our internal control over financial reporting during the quarter ended March 29, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes to the Company’s Internal Control Over Financial Reporting
In connection with the acquisition of Mann Packing in February 2018 we began implementing standards and procedures including establishing controls over accounting systems and establishing controls over the preparation of financial statements in accordance with generally accepted accounting principles to ensure that we have in place appropriate internal control over financial reporting at Mann Packing. We are continuing to integrate the acquired operations of Mann Packing into our overall internal control over financial reporting process.
These changes to our internal control over financial reporting that occurred during the most recent quarter ended March 29, 2019 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
During the three months ended March 29, 2019, we implemented a new lease accounting system and process in response to the adoption of ASU No. 2016- 02, "Leases (Topic 842)". These implementations resulted in a material change in a component of our internal control over financial reporting. The operating effectiveness of these changes to our internal control over financial reporting will be evaluated as part of our annual assessment of the effectiveness of internal control over financial reporting for our 2019 fiscal year end.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

See Note 11, “Commitments and Contingencies”, to the Consolidated Financial Statements, Part I, Item 1 included herein.

Item 1A.        Risk Factors

“Item 1A. Risk Factors” of our Form 10-K for the year ended December 28, 2018 includes a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K. Except as presented below, there have been no material changes from the risk factors described in our Form 10-K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our purchases of ordinary shares during the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
December 29, 2018 through January 31, 2019	—	$—	—	$280,358,086
February 1, 2019 through February 28, 2019	—	$—	—	$280,358,086
March 1, 2019 through March 29, 2019	—	$—	—	$280,358,086
Total	—	$—	—	$280,358,086

(1)	For the quarter ended March 29, 2019, there were no ordinary shares repurchased and retired.

(2)	On February 21, 2018, our Board of Directors approved a three-year stock repurchase program of up to $300 million of our ordinary shares.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 6.        Exhibits

10.1**	Severance Agreement, dated as of March 21, 2019, between Emanuel Lazopoulos and Del Monte Fresh Produce Company.

31.1**	Certification of Chief Executive Officer filed pursuant to 17 CFR 240.13a-14(a).

31.2**	Certification of Chief Financial Officer filed pursuant to 17 CFR 240.13a-14(a).

32**	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 17 CFR 240.13a-14(b) and 18 U.S.C. Section 1350.

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.
_____________________

**	Filed herewith.

***
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 29, 2019 and December 28, 2018, (ii) Consolidated Statements of Operations for the quarters ended March 29, 2019 and March 30, 2018, (iii) Consolidated Statements of Comprehensive (Loss) Income for the quarters ended March 29, 2019 and March 30, 2018, (iv) Consolidated Statement of Cash Flows for the quarters ended March 29, 2019 and March 30, 2018 and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fresh Del Monte Produce Inc.

Date:	April 30, 2019	By:	/s/ Youssef Zakharia
Youssef Zakharia
President & Chief Operating Officer

		By:	/s/ Eduardo Bezerra
Eduardo Bezerra
Senior Vice President & Chief Financial Officer