Form 10-Q
period 2019-06-28
FRESH DEL MONTE PRODUCE INC
filed 2019-07-30
CIK 1047340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
———————————
(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2019
OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
c/o Del Monte Fresh Produce Company
241 Sevilla Avenue
Coral Gables, Florida 33134
(Address of Registrant’s U.S. Executive Office)

 ———————————

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Ordinary Shares, $0.01 Par Value Per Share	FDP	New York Stock Exchange

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of July 19, 2019, there were 48,355,899 ordinary shares of Fresh Del Monte Produce Inc. issued and outstanding.

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

PART I: FINANCIAL INFORMATION

Item 1.        Financial Statements

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)
(U.S. dollars in millions, except share and per share data)

	June 28, 2019	December 28, 2018
Assets
Current assets:
Cash and cash equivalents	$16.2	$21.3
Trade accounts receivable, net of allowance of $14.2 and $14.6, respectively	417.4	378.3
Other accounts receivable, net of allowance of $6.8 and $7.2, respectively	78.8	95.2
Inventories, net	530.7	565.3
Assets held for sale	26.4	45.4
Prepaid expenses and other current assets	25.2	33.3
Total current assets	1,094.7	1,138.8

Investments in and advances to unconsolidated companies	2.5	6.1
Property, plant and equipment, net	1,416.1	1,392.2
Operating lease right-of-use assets	182.1	—
Goodwill	423.7	423.4
Intangible assets, net	162.8	166.9
Deferred income taxes	93.6	68.1
Other noncurrent assets	43.1	59.7
Total assets	$3,418.6	$3,255.2
Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued expenses	$497.4	$576.6
Current maturities of debt and finance leases	640.0	0.5
Current maturities of operating leases	49.9	—
Income taxes and other taxes payable	13.1	8.9
Total current liabilities	1,200.4	586.0

Long-term debt and finance leases	0.4	661.9
Retirement benefits	93.0	91.3
Deferred income taxes	126.6	93.0
Operating leases, less current maturities	104.6	—
Other noncurrent liabilities	71.2	53.4
Total liabilities	1,596.2	1,485.6
Commitments and contingencies (See note 11)
Redeemable noncontrolling interest	53.8	51.8
Shareholders' equity:
Preferred shares, $0.01 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.01 par value; 200,000,000 shares authorized; 48,301,093 and 48,442,296 issued and outstanding, respectively	0.5	0.5
Paid-in capital	530.7	527.1
Retained earnings	1,270.8	1,206.0
Accumulated other comprehensive loss	(58.6)	(41.6)
Total Fresh Del Monte Produce Inc. shareholders' equity	1,743.4	1,692.0
Noncontrolling interests	25.2	25.8
Total shareholders' equity	1,768.6	1,717.8
Total liabilities, redeemable noncontrolling interest and shareholders' equity	$3,418.6	$3,255.2

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(U.S. dollars in millions, except share and per share data)

	Quarter ended		Six months ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Net sales	$1,239.4	$1,272.4	$2,393.6	$2,378.5
Cost of products sold	1,143.1	1,194.1	2,204.0	2,193.7
Gross profit	96.3	78.3	189.6	184.8
Selling, general and administrative expenses	44.0	49.9	96.5	98.5
Gain on disposal of property, plant and equipment, net	5.7	5.7	9.2	5.9
Asset impairment and other charges, net	0.8	20.3	3.8	21.9
Operating income	57.2	13.8	98.5	70.3
Interest expense	6.9	6.1	13.8	9.8
Interest income	0.1	0.4	0.2	0.5
Other (expense) income, net	(2.9)	(7.3)	8.4	(10.7)
Income before income taxes	47.5	0.8	93.3	50.3
Provision for income taxes	8.5	6.4	17.1	12.7
Net income (loss)	$39.0	$(5.6)	$76.2	$37.6
Less: Net income attributable to redeemable and noncontrolling interests	0.9	2.3	2.0	4.0
Net income (loss) attributable to Fresh Del Monte Produce Inc.	$38.1	$(7.9)	$74.2	$33.6
Net income (loss) per ordinary share attributable to Fresh Del Monte Produce Inc. - Basic	$0.79	$(0.16)	$1.53	$0.69
Net income (loss) per ordinary share attributable to Fresh Del Monte Produce Inc. - Diluted	$0.78	$(0.16)	$1.53	$0.69
Dividends declared per ordinary share	$—	$0.15	$—	$0.30
Weighted average number of ordinary shares:
Basic	48,533,444	48,753,227	48,540,571	48,767,411
Diluted	48,582,135	48,753,227	48,624,956	49,012,397

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(U.S. dollars in millions)

	Quarter ended		Six months ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Net income (loss)	$39.0	$(5.6)	$76.2	$37.6
Other comprehensive income:
Net unrealized (loss) gain on derivatives, net of tax	(12.7)	4.7	(16.8)	2.9
Net unrealized foreign currency translation gain (loss)	0.5	(9.1)	(0.3)	(4.8)
Net change in retirement benefit adjustment, net of tax	0.2	0.4	0.1	0.5
Comprehensive income (loss)	$27.0	$(9.6)	$59.2	$36.2
Less: Comprehensive income attributable to redeemable and noncontrolling interests	0.9	2.3	2.0	4.0
Comprehensive income (loss) attributable to Fresh Del Monte Produce Inc.	$26.1	$(11.9)	$57.2	$32.2

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(U.S. dollars in millions)

	Six months ended
	June 28, 2019	June 29, 2018
Operating activities:
Net income	$76.2	$37.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48.5	44.3
Amortization of debt issuance costs	0.5	0.3
Share-based compensation expense	6.1	7.0
Asset impairment, net	3.3	18.3
Change in uncertain tax positions	—	0.1
Gain on disposal of property, plant and equipment	(9.2)	(5.9)
Deferred income taxes	7.6	1.6
Foreign currency translation adjustment	(1.2)	(1.8)
Changes in operating assets and liabilities
Receivables	(20.6)	(22.3)
Inventories	30.0	51.6
Prepaid expenses and other current assets	1.6	(11.4)
Accounts payable and accrued expenses	(73.7)	53.1
Other noncurrent assets and liabilities	(4.1)	(10.2)
Net cash provided by operating activities	65.0	162.3
Investing activities:
Capital expenditures	(70.2)	(81.8)
Investments in unconsolidated companies	—	(4.2)
Proceeds from sales of property, plant and equipment	28.0	8.2
Purchase of business, net of cash acquired	—	(373.3)
Proceeds from sale of an investment	0.7	—
Net cash used in investing activities	(41.5)	(451.1)
Financing activities:
Proceeds from debt	587.3	636.4
Payments on debt	(612.0)	(307.0)
Distributions to noncontrolling interests, net	(1.8)	(1.8)
Proceeds from stock options exercised	0.3	0.8
Share-based awards settled in cash for taxes	(0.9)	(0.4)
Dividends paid	—	(14.6)
Repurchase and retirement of ordinary shares	(9.2)	(9.8)
Net cash (used in) provided by financing activities	(36.3)	303.6
Effect of exchange rate changes on cash	7.7	(0.1)
Net (decrease) increase in cash and cash equivalents	(5.1)	14.7
Cash and cash equivalents, beginning	21.3	25.1
Cash and cash equivalents, ending	$16.2	$39.8
Supplemental cash flow information:
Cash paid for interest	$7.4	$8.7
Cash paid for income taxes	$5.9	$14.7
Non-cash financing and investing activities:
Right-of-use assets obtained in exchange for new operating lease obligations	$26.1	$—
Retirement of ordinary shares	$9.2	$9.8
Dividends on restricted stock units	$—	$0.2
Purchase of a business	$—	$1.2
Sale of an investment	$0.6	$—
See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(Unaudited) (U.S. dollars in millions, except share data)

	Ordinary Shares Outstanding	Ordinary Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Fresh Del Monte Produce Inc. Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interest
Balance as of December 28, 2018	48,442,296	$0.5	$527.1	$1,206.0	$(41.6)	$1,692.0	$25.8	$1,717.8	$51.8
Exercises of stock options	13,250	—	0.2	—	—	0.2	—	0.2	—
Issuance of restricted stock awards	30,891	—	—	—	—	—	—	—	—
Issuance of restricted stock units	165,318	—	—	—	—	—	—	—	—
Share-based payment expense	—	—	4.2	—	—	4.2	—	4.2	—
Cumulative effect adjustment of ASC 842 related to leases	—	—	—	(3.0)	—	(3.0)	—	(3.0)	—
Capital contribution from, distribution to noncontrolling interests	—	—	—	—	—	—	(0.3)	(0.3)	(0.2)
Dividend declared	—	—	—	—	—	—	—	—	—
Comprehensive income:
Net (loss) income	—	—	—	36.1	—	36.1	(0.1)	36.0	1.2
Unrealized loss on derivatives, net of tax	—	—	—	—	(4.1)	(4.1)	—	(4.1)	—
Net unrealized foreign currency translation loss	—	—	—	—	(0.8)	(0.8)	—	(0.8)	—
Change in retirement benefit adjustment, net of tax	—	—	—	—	(0.1)	(0.1)	—	(0.1)	—
Comprehensive income (loss)						31.1	(0.1)	31.0	1.2
Balance as of March 29, 2019	48,651,755	$0.5	$531.5	$1,239.1	$(46.6)	$1,724.5	$25.4	$1,749.9	$52.8
Exercises of stock options	5,000	—	0.1	—	—	0.1	—	0.1	—
Issuance of restricted stock awards	2,830	—	—	—	—	—	—	—	—
Issuance of restricted stock units	7,077	—		—	—	—	—	—	—
Share-based payment expense	—	—	1.9	—	—	1.9	—	1.9	—
Capital contribution from, distribution to noncontrolling interests	—	—	—	—	—	—	(0.1)	(0.1)	0.1
Repurchase and retirement of ordinary shares	(365,569)	—	(2.8)	(6.4)	—	(9.2)	—	(9.2)	—
Dividend declared	—	—	—	—	—	—	—	—	—
Comprehensive income:
Net (loss) income	—	—	—	38.1	—	38.1	(0.1)	38.0	0.9
Unrealized loss on derivatives,net of tax	—	—	—	—	(12.7)	(12.7)	—	(12.7)	—
Net unrealized foreign currency translation loss	—	—	—	—	0.5	0.5	—	0.5	—
Change in retirement benefit adjustment, net of tax	—	—	—	—	0.2	0.2	—	0.2	—
Comprehensive income (loss)						26.1	(0.1)	26.0	0.9
Balance as of June 28, 2019	48,301,093	$0.5	$530.7	$1,270.8	$(58.6)	$1,743.4	$25.2	$1,768.6	$53.8

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(Unaudited) (U.S. dollars in millions, except share data)

	Ordinary Shares Outstanding	Ordinary Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Fresh Del Monte Produce Inc. Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interest
Balance as of December 29, 2017	48,759,481	$0.5	$522.5	$1,275.0	$(30.6)	$1,767.4	$23.8	$1,791.2	$—
Exercises of stock options	17,500	—	0.7	—	—	0.7	—	0.7	—
Issuance of restricted stock awards	21,304	—	—	—	—	—	—	—	—
Issuance of restricted stock units	159,632	—	—	—	—	—	—	—	—
Share-based payment expense	—	—	4.7	—	—	4.7	—	4.7	—
Cumulative effect adjustment of ASC 606 related to revenue recognition transition	—	—	—	(0.1)	—	(0.1)	—	(0.1)	—
Capital contribution from, distribution to noncontrolling interests	—	—	0.5	—	—	0.5	(0.5)	—	—
Fair value of redeemable noncontrolling interest resulting from business combination	—	—	—	—	—	—	—	—	39.1
Repurchase and retirement of ordinary shares	(182,013)	—	(2.7)	(5.7)	—	(8.4)	—	(8.4)	—
Dividend declared	—	—	—	(7.3)	—	(7.3)	—	(7.3)	—
Comprehensive income:
Net (loss) income	—	—	—	41.5	—	41.5	1.3	42.8	0.4
Unrealized loss on derivatives, net of tax	—	—	—	—	(1.8)	(1.8)	—	(1.8)	—
Net unrealized foreign currency translation loss	—	—	—	—	4.3	4.3	—	4.3	—
Change in retirement benefit adjustment, net of tax	—	—	—	—	0.1	0.1	—	0.1	—
Comprehensive income (loss)						44.1	1.3	45.4	0.4
Balance as of March 30, 2018	48,775,904	$0.5	$525.7	$1,303.4	$(28.0)	$1,801.6	$24.6	$1,826.2	$39.5
Exercises of stock options	19,000	—	0.3	—	—	0.3	—	0.3	—
Issuance of restricted stock units	20,622	—	—	—	—	—	—	—	—
Share-based payment expense	—	—	2.4	—	—	2.4	—	2.4	—
Capital contribution from, distribution to noncontrolling interests	—	—	—	—	—	—	0.8	0.8	—
Repurchase and retirement of ordinary shares	(36,219)	—	(0.5)	(1.2)	—	(1.7)	—	(1.7)	—
Dividend declared	—	—	0.2	(7.5)	—	(7.3)	—	(7.3)	—
Comprehensive income:
Net (loss) income	—	—	—	(7.9)	—	(7.9)	1.0	(6.9)	1.3
Unrealized loss on derivatives, net of tax	—	—	—	—	4.7	4.7	—	4.7	—
Net unrealized foreign currency translation loss	—	—	—	—	(9.1)	(9.1)	—	(9.1)	—
Change in retirement benefit adjustment, net of tax	—	—	—	—	0.4	0.4	—	0.4	—
Comprehensive (loss) income						(11.9)	1.0	(10.9)	1.3
Balance at June 29, 2018	48,779,307	$0.5	$528.1	$1,286.8	$(32.0)	$1,783.4	$26.4	$1,809.8	$40.8
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

The accompanying unaudited Consolidated Financial Statements for the six months ended June 28, 2019 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for fair presentation have been included. Operating results for the six months ended June 28, 2019 are subject to significant seasonal variations and are not necessarily indicative of the results that may be expected for the year ending December 27, 2019. Certain reclassification of prior period balances have been made to conform to current presentation. For further information, refer to the Consolidated Financial Statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 28, 2018.

We are required to evaluate events occurring after June 28, 2019 for recognition and disclosure in the unaudited Consolidated Financial Statements for the six months ended June 28, 2019. Events are evaluated based on whether they represent information existing as of June 28, 2019, which require recognition in the unaudited Consolidated Financial Statements, or new events occurring after June 28, 2019, which do not require recognition but require disclosure if the event is significant to the unaudited Consolidated Financial Statements. We evaluated events occurring subsequent to June 28, 2019 through the date of issuance of these unaudited Consolidated Financial Statements.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

2. Recently Issued Accounting Pronouncements

New Accounting Pronouncements Adopted

In October 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU" ) 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. This ASU expands the list of U.S. benchmark interest rates permitted in the application of hedge accounting. The provisions of ASU 2018-16 are effective for fiscal years beginning after December 15, 2018, with early adoption permitted. This ASU is effective for us beginning the first day of our 2019 fiscal year. We will not substitute the benchmark rates in use for the SOFR or OIS rates. Thus, the adoption of this ASU does not have an impact to our financial condition, results of operations and cash flows.

In July 2018, the FASB issued ASU 2018-09, Codification Improvements. The FASB issued this ASU to facilitate amendments to a variety of topics to clarify, correct errors in, or make minor improvements to the accounting standards codification. The effective date of the standard is dependent on the facts and circumstances of each amendment. Some amendments do not require transition guidance and will be effective upon the issuance of this standard. A majority of the amendments in ASU 2018-09 will be effective in annual periods beginning after December 29, 2018. We adopted this standard the first day of our 2019 fiscal year. We evaluated the impact of the amendment to the advertising expense recognition for collaborative agreements and concluded the amendment follows our current accounting practice. Furthermore, we assessed the potential impact of the amendment to Subtopic 805-740 for tax allocations relating to the Mann Packing acquisition; given separate financial statements are not being issued for Mann Packing the amendment did not apply. The adoption of this ASU did not have an impact to our financial condition, results of operations and cash flows.

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

We adopted Topic 842 on the first day of our 2019 fiscal year, utilizing the modified retrospective adoption method with an effective date of December 29, 2018 (the first day of our 2019 fiscal year). Therefore, the Consolidated Financial Statements for 2019 are presented under the new standard, while the comparative periods presented are not adjusted and continue to be reported in accordance with the Company's historical accounting policy. Due to the adoption of Topic 842, we booked a retained earnings adjustment of $3.0 million due to deferred taxes.

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

See Note 9, "Leases" for more information.

New Accounting Pronouncements Not Yet Adopted

In April 2019, the FASB issued ASU 2019-04, Codification Improvements , Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. This ASU provides amendments which will affect the recognition and measurement of financial instruments, including derivatives and hedging.These amendments will be effective for us beginning the first day of our 2020 fiscal year. We are evaluating the impact of the adoption of this ASU on our financial condition, results of operations and cash flows, and, as such, we are not able to estimate the effect the adoption of the new standard will have on our financial statements.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

2. Recently Issued Accounting Pronouncements (continued)

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements. This ASU includes additional disclosure requirements for recurring Level 3 fair value measurements, including disclosure of changes in unrealized gains and losses for the period included in other comprehensive income, disclosure of the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and narrative description of measurement uncertainty related to Level 3 measurements. Early adoption is permitted. This ASU will be effective for us beginning the first day of our 2020 fiscal year. We are evaluating the impact of the adoption of this ASU on our financial condition, results of operations and cash flows, and, as such, we are not able to estimate the effect the adoption of the new standard will have on our financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Measurement of Credit Losses on Financial Instruments,
and subsequent amendments to the guidance, ASU 2018-19 in November 2018 and ASU 2019-05 in May 2019 including codification improvements to Topic 326 in ASU 2019-04. The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. The amendment will affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2018-19 clarifies that receivables arising from operating leases are accounted for using lease guidance and not as financial instruments. ASU 2019-05 provides entities that have certain instruments with an option to irrevocably elect the fair value option. The amendments should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. This ASU will be effective for us beginning the first day of our 2020 fiscal year. Early adoption is permitted beginning the first day of our 2019 fiscal year. We have commenced an initial analysis, conducted internal learning initiatives and have a team in place to evaluate the disclosure requirements and analyze the impact of the adoption of this ASU on our financial condition, results of operations and cash flows, and we are not able to estimate the effect the adoption of the new standard will have on our financial statements.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

3.  Asset Impairment and Other Charges, Net

The following represents a summary of asset impairment and other charges, net recorded during the quarters and six months ended June 28, 2019 and June 29, 2018 (U.S. dollars in millions):

	Quarter ended			Six months ended
	June 28, 2019			June 28, 2019
	Long-lived and other asset impairment	Exit activity and other charges	Total	Long-lived and other asset impairment	Exit activity and other charges	Total
Banana segment:
Philippine previously announced exit activities of certain low-yield areas	$—	$0.3	$0.3	$—	$0.5	$0.5
Fresh and value-added products segment:
Other fresh and value-added products segment charges	0.4	—	0.4	0.4	—	0.4
Impairment of equity investment (1)	0.1	—	0.1	2.9	—	2.9
Total asset impairment and other charges, net	$0.5	$0.3	$0.8	$3.3	$0.5	$3.8

	Quarter ended			Six months ended
	June 29, 2018			June 29, 2018
	Long-lived and other asset impairment	Exit activity and other charges	Total	Long-lived and other asset impairment	Exit activity and other charges	Total
Banana segment:
Philippine exit activities of certain low-yield areas	$18.3	$—	$18.3	$18.3	$—	$18.3
Fresh and value added products segment:
Chile severance due to restructuring as a result of cost reduction initiatives	—	1.6	1.6	—	1.6	1.6
Acquisition costs related to Mann Packing (2)	—	0.1	0.1	—	2.6	2.6
Sanger insurance recoveries due to inclement weather conditions	—	—	—	—	(0.9)	(0.9)
Other fresh and value-added segment charges	—	0.3	0.3	—	0.3	0.3
Total asset impairment and other charges (credits), net	$18.3	$2.0	$20.3	$18.3	$3.6	$21.9

(1) Equity investment relates to our 10% equity ownership interest in Three Limes, Inc., d/b/a The Purple Carrot, which was sold at a loss during the quarter ended June 28, 2019. Refer to Note 16, "Fair Value Measurements."
(2) Acquisition costs relate to the Mann Packing Co. Inc. and subsidiaries ("Mann Packing") Acquisition. Refer to Note 4 , "Acquisition."

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

3.  Asset Impairment and Other Charges, Net (continued)

Exit Activity and Other Reserves

Exit activity and other reserve balances are recorded in the Consolidated Balance Sheets in accounts payable and accrued expenses for the current portion and in other noncurrent liabilities for the noncurrent portion. The following is a rollforward of 2019 exit activity and other reserves (U.S. dollars in millions):

	Exit activity and other reserve balance at December 28, 2018	Impact to earnings	Cash paid	Foreign exchange impact	Exit activity and other reserve balance at June 28, 2019
Contract termination and other exit activity charges	$0.5	0.5	(0.9)	—	$0.1
	$0.5	$0.5	$(0.9)	$—	$0.1

During the six months ended June 28, 2019, we paid approximately $0.9 million in contract terminations related to the previously announced Philippines restructuring, and we expect to make the remaining payment of $0.1 million during 2019. We do not expect additional charges related to the exit activities mentioned above that would significantly impact our results of operations or financial condition.

4.  Acquisition

On February 26, 2018, we completed the acquisition of 100% of the voting interests of Mann Packing Company, Inc and subsidiaries ("Mann Packing"). The results of Mann Packing's operations have been included in our consolidated financial statements since that date.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

4.  Acquisition (continued)

Our consolidated results include the following financial information of Mann Packing for the partial period from February 27, 2018 to June 29, 2018 :

Period from February 27, 2018 to June 29, 2018
Net sales	$197.5
Net income attributable to Fresh Del Monte Produce, Inc.	$3.7

The following unaudited pro forma combined financial information presents our results including Mann Packing as if the business combination had occurred at the beginning of fiscal year 2018:

	Six months ended
	June 29, 2018
Net sales	$2,457.7
Net income attributable to Fresh Del Monte Produce, Inc.	$37.6	(1)

(1) Unaudited pro forma results for the six months ended June 29, 2018 were positively adjusted by $9.6 million, consisting of $11.5 million of nonrecurring transaction related compensation benefits, advisory, legal, accounting, valuation and other professional fees, partially offset by $1.9 million of interest expense as a result of increased borrowings under our Credit Facility.

5. Income Taxes

In connection with a current examination of the tax returns in two foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing aggregating approximately $148.9 million (including interest and penalties) for tax years 2012 through 2016.  We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities as we believe that the proposed adjustments are without technical merit. We will continue to vigorously contest the adjustments and expect to exhaust all administrative and judicial remedies necessary to resolve the matters, which could be a lengthy process.   We regularly assess the likelihood of adverse outcomes resulting from examinations such as these to determine the adequacy of our tax reserves. Accordingly, we have not accrued any additional amounts based upon the proposed adjustments. There can be no assurance that these matters will be resolved in our favor, and an adverse outcome of either matter, or any future tax examinations involving similar assertions, could have a material effect on our financial condition, results of operations and cash flows.

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

A significant portion of the fresh produce we sell is acquired through supply contracts with independent growers. In order to ensure the consistent high quality of our products and packaging, we make advances to independent growers and suppliers. These growers and suppliers typically sell all of their production to us and make payments on their advances as a deduction to the agreed upon selling price of the fruit or packaging material. The majority of the advances to growers and suppliers are for terms less than one year and typically span a growing season. In certain cases, there may be longer term advances with terms of up to 4 years.

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

The following table details the advances to growers and suppliers including the related allowance based on their credit risk profile (U.S. dollars in millions):

	June 28, 2019		December 28, 2018
	Short-term	Long-term	Short-term	Long-term
Gross advances to growers and suppliers	$37.9	$6.1	$51.9	$3.7
Allowance for advances to growers and suppliers (past due)	(1.8)	(1.0)	(2.1)	(0.7)
Net advances to growers and suppliers	$36.1	$5.1	$49.8	$3.0

The short-term and long-term portions of the financing receivables included above are classified in the Consolidated Balance Sheets in other accounts receivable and other noncurrent assets.

The allowance for advances to growers and suppliers and the related financing receivables for the quarters and six months ended June 28, 2019 and June 29, 2018 were as follows (U.S. dollars in millions):

	Quarter ended		Six months ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Allowance for advances to growers and suppliers:
Balance, beginning of period	$2.8	$2.3	$2.8	$2.9
Provision for uncollectible amounts	—	0.5	—	0.8
Deductions to allowance related to write-offs	—	—	—	(0.9)
Balance, end of period	$2.8	$2.8	$2.8	$2.8

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

Stock-based compensation expense related to stock options, restricted stock awards ("RSAs"), restricted stock units ("RSUs") and performance stock units ("PSUs") is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and is comprised as follows (U.S. dollars in millions):

	Quarter ended		Six months ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Stock options	$—	$—	$—	$0.1
RSUs/PSUs	1.8	2.3	5.1	5.9
RSAs	0.1	—	1.0	1.0
Total	$1.9	$2.3	$6.1	$7.0

We received proceeds from the exercise of stock-based options of $0.3 million for the six months ended June 28, 2019 and $0.8 million for the six months ended June 29, 2018.

Restricted Stock Awards

A share of restricted stock is one of our ordinary shares that has restrictions on transferability until certain vesting conditions are met.

For RSAs awarded under the 2014 Plan, 50% of each award of our restricted stock vested on the date it was granted. The remaining 50% of each award vests upon the six-month anniversary of the date on which the recipient ceases to serve as a member of our Board of Directors. Restricted stock awarded during the six months ended June 28, 2019 and June 29, 2018 allow directors to retain all of their awards once they cease to serve as a member of our Board of Directors and is considered a nonsubstantive service condition in accordance with the guidance provided by ASC 718 on “Compensation – Stock Compensation.”  Accordingly, we recognize compensation cost immediately for restricted stock awards granted to non-management members of the Board of Directors.

The following table lists RSAs awarded under the 2014 plan for the six months ended June 28, 2019 and June 29, 2018:

Date of award	Shares of restricted stock awarded	Price per share
May 1, 2019	2,830	$29.44
January 2, 2019	30,891	28.32
January 2, 2018	21,304	46.93

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

The following table lists the various RSUs and PSUs awarded under the 2014 Plan for the six months ended June 28, 2019 and June 29, 2018 (U.S. dollars in millions, except share and per share data):

Date of award		Type of award	Units awarded	Price per share
March 25, 2019		RSU	5,000	$26.55
February 20, 2019		PSU	85,000	27.71
February 20, 2019		RSU	133,750	27.71
February 21, 2018	(1)	PSU	85,000	46.35
February 21, 2018		RSU	125,000	46.35

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

8.  Inventories, net

Inventories consisted of the following (U.S. dollars in millions):

	June 28, 2019	December 28, 2018
Finished goods	$204.3	$217.4
Raw materials and packaging supplies	171.7	167.0
Growing crops	154.7	180.9
Total inventories, net	$530.7	$565.3

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

9. Leases (continued)

Lease Position

The following table presents the lease-related assets and liabilities recorded on the balance sheet as of June 28, 2019 (U.S. dollars in millions):

Classification on the Balance Sheet		June 28, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$182.1
Finance lease assets	Property, plant and equipment, net	1.2
Total lease assets		$183.3

Liabilities
Current
Operating	Current maturities of operating leases	$49.9
Finance	Current maturities of debt and finance leases	0.4
Noncurrent
Operating	Operating leases, less current maturities	104.6
Finance	Long-term debt and finance leases, less current maturities	0.4
Total lease liabilities		$155.3

Weighted-average remaining lease term:
Operating leases		7.4 years
Finance leases		1.9 years
Weighted-average discount rate:
Operating leases (1)		8.92%
Finance leases		4.44%
(1) Upon adoption of the new lease standard, discount rates used for existing leases were established at December 29, 2018.

Lease Costs

The following table presents certain information related to the lease costs for finance and operating leases for the quarter and six months ended June 28, 2019 (U.S. dollars in millions):

	June 28, 2019
	Quarter ended	Six months ended
Finance lease cost
Amortization of lease assets	$—	$0.1
Operating lease cost	23.4	$46.7
Short-term lease cost	1.9	$4.3
Variable lease cost	1.6	$2.9
Total lease cost	$26.9	$54.0

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

9 . Leases (continued)

Other Information

The following table presents supplemental cash flow information related to the leases for the quarter and six months ended June 28, 2019 (U.S. dollars in millions):

	June 28, 2019
	Quarter ended	Six months ended
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$21.6	$42.1
Financing cash flows for finance leases	0.2	$0.3

The changes in the operating lease right-of-use assets were $26.1 million, and $21.5 million for the changes in the liability accounts recorded in connection with the recognition of operating lease expenses for six months ended June 28, 2019. These changes have been reflected within Other noncurrent asset and liabilities in our Consolidated Statement of Cash Flows.

Undiscounted Cash Flows

The following table reconciles the undiscounted cash flows for each of the first five years and total remaining years to the finance lease liabilities and operating lease liabilities recorded on the balance sheet as of June 28, 2019 (U.S. dollars in millions):

	Operating Leases	Finance Leases
Remainder of 2019	$44.1	$0.2
2020	37.7	0.3
2021	25.3	0.3
2022	17.5	—
2023	15.3	—
Thereafter	78.3	—
Total lease payments	218.2	0.8
Less: imputed interest	63.7	—
Total lease liabilities	$154.5	$0.8

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

10.  Debt and Finance Lease Obligations

The following is a summary of long-term debt and finance lease obligations (U.S. dollars in millions):

	June 28, 2019	December 28, 2018
Senior unsecured revolving credit facility(1) (see Credit Facility below)	$639.6	$661.3
Finance lease obligations	0.8	1.1
Total debt and finance lease obligations	640.4	662.4
Less: Current maturities (1)	(640.0)	(0.5)
Long-term debt and finance lease obligations	$0.4	$661.9

(1) The Senior unsecured revolving credit facility matures April 15, 2020 and is classified as current.

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

On September 27, 2018, we amended certain covenant ratios of our Credit Facility. On February 27, 2018, we exercised an option to increase the total commitments under the Credit Facility from $800 million to $1.1 billion. Debt issuance costs of $0.3 million are included in other noncurrent assets on our Consolidated Balance Sheets as of the six months ended June 28, 2019.

We have a renewable 364-day, $25.0 million commercial stand-by letter of credit facility with Rabobank Nederland.

The following is a summary of the material terms of the Credit Facility and other working capital facilities at June 28, 2019 (U.S. dollars in millions):

	Term	Maturity date	Interest rate	Borrowing limit	Available borrowings
Bank of America credit facility	5 years	April 15, 2020	3.95%	$1,100.0	$460.4
Rabobank letter of credit facility	364 days	June 18, 2019	Varies	25.0	16.6
Other working capital facilities	Varies	Varies	Varies	23.3	13.9
				$1,148.3	$490.9

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

10.  Debt and Finance Lease Obligations (continued)
The Credit Facility requires us to comply with financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers. As of June 28, 2019, we were in compliance with all of the covenants contained in the Credit Facility. The Credit Facility is unsecured and is guaranteed by certain of our subsidiaries. The Credit Facility permits borrowings under the revolving commitment with an interest rate determined based on our leverage ratio and spread over LIBOR. In addition, we pay a fee on unused commitments.

Our Credit Facility matures on April 15, 2020 and represents our principal method of supplementing operating cash flows for our working capital and other liquidity requirements. We plan to refinance our Credit Facility before maturity, based on our history of earnings and positive cash flows along with our long-standing relationships with our current bank group and our credit rating. We believe that our operating cash flows, together with our ability to renew the Credit Facility will be adequate to meet our operating, investing and financing needs in the foreseeable future. There are no assurances that volatility and uncertainty in the global capital markets will not impair our ability to access these markets in terms that are favorable to us.

As of June 28, 2019, we applied $8.4 million to the Rabobank Nederland and Bank of America letter of credit facilities in respect of certain contingent obligations and other governmental agency guarantees combined with guarantees for purchases of raw materials and equipment and other trade related letters of credit. We also had $17.5 million in other letters of credit and bank guarantees not included in the Rabobank or Bank of America letter of credit facilities.

As of June 28, 2018, we entered into interest rate swaps in order to hedge the risk of the fluctuation on future interest payments related to our variable rate LIBOR-based borrowings from our Credit Facility. Refer to Note 15, “Derivative Financial Instruments”.

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

The estimates are between $13.4 million and $28.7 million. The estimate on which our accrual is based, totals $13.4 million. As of June 28, 2019, we recorded $13.1 million included in other noncurrent liabilities and $0.3 million included in accounts payable and accrued expenses in our Consolidated Balance Sheets for the Kunia Well Site clean-up. We expect to expend approximately $0.3 million in 2019, $1.1 million in 2020, $1.0 million in 2021 and $0.9 million in each of the years 2022 and 2023, and the remaining amounts to be expended in subsequent years.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

12.  Earnings Per Share

Basic and diluted net income per ordinary share is calculated as follows (U.S. dollars in millions, except share and per share data):

	Quarter ended		Six months ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Numerator:
Net income (loss) attributable to Fresh Del Monte Produce Inc.	$38.1	$(7.9)	$74.2	$33.6

Denominator:
Weighted average number of ordinary shares - Basic	48,533,444	48,753,227	48,540,571	48,767,411
Effect of dilutive securities - share-based employee options and awards	48,691	—	84,385	244,986
Weighted average number of ordinary shares - Diluted	48,582,135	48,753,227	48,624,956	49,012,397

Antidilutive awards (1)	162,922	739,106	162,922	30,562

Net income (loss) per ordinary share attributable to Fresh Del Monte Produce Inc.:
Basic	$0.79	$(0.16)	$1.53	$0.69
Diluted	$0.78	$(0.16)	$1.53	$0.69

(1)	Certain unvested RSUs and PSUs are not included in the calculation of net income per ordinary share because the effect would have been antidilutive.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

13.  Retirement and Other Employee Benefits

The following table sets forth the net periodic benefit costs of our defined benefit pension plans and post-retirement benefit plans (U.S. dollars in millions):

	Quarter ended		Six months ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Service cost	$1.4	$1.5	$2.8	$3.0
Interest cost	1.7	1.6	3.4	3.2
Expected return on assets	(0.8)	(0.9)	(1.6)	(1.8)
Amortization of net actuarial loss	0.1	0.2	0.2	0.4
Net periodic benefit costs	$2.4	$2.4	$4.8	$4.8

We provide certain other retirement benefits to certain employees who are not U.S.-based and are not included above. Generally, benefits under these programs are based on an employee’s length of service and level of compensation. These programs are immaterial to our consolidated financial statements. The net periodic benefit costs related to other non-U.S.-based plans is $0.8 million for the quarter ended June 28, 2019 and $0.7 million for the quarter ended June 29, 2018. The net periodic benefit costs related to other non-U.S.-based plans is $1.6 million for the six months ended June 28, 2019 and $1.4 million for the six months ended June 29, 2018.

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

During March 2019, we changed our reportable segments to reflect the manner in which we manage our business. Based on changes to our organization structure and how our Chief Operating Decision Maker “CODM” reviews operating results and makes decisions about resource allocations. We have two reportable segments that represent our primary businesses which include fresh and value-added products and bananas. We also have other products and services segment which includes our ancillary businesses. Prior period amounts were adjusted retrospectively to reflect the changes in our segment data.

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

We evaluate performance based on several factors, of which net sales and gross profit by product are the primary financial measures (U.S. dollars in millions):

	Quarter ended
	June 28, 2019		June 29, 2018
Segments:	Net Sales	Gross Profit	Net Sales		Gross Profit
Fresh and value-added products	$764.3	$58.1	$780.7		$51.3
Banana	440.0	35.0	457.8		23.8
Other products and services	35.1	3.2	33.9		3.2
Totals	$1,239.4	$96.3	$1,272.4		$78.3

	Six months ended
	June 28, 2019		June 29, 2018
Segments:	Net Sales	Gross Profit	Net Sales		Gross Profit
Fresh and value-added products	$1,454.3	$119.5	$1,397.3	(1)	$102.6	(1)
Banana	871.5	68.0	910.9		75.9
Other products and services	67.8	2.1	70.3		6.3
Totals	$2,393.6	$189.6	$2,378.5		$184.8

	Quarter ended		Six months ended
Net Sales by geographic region:	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
North America	$816.8	$814.8	$1,565.6	$1,478.3	(1)
Europe	171.2	175.8	342.5	369.9
Asia	131.1	135.8	251.8	248.4
Middle East	109.3	126.0	207.1	241.9
Other	11.0	20.0	26.6	40.0
Totals	$1,239.4	$1,272.4	$2,393.6	$2,378.5

(1) Includes Net Sales of $197.5 million and Gross Profit of $17.9 million for the period from February 27, 2018 to June 29, 2018 related to Mann Packing. Refer to Note 4, “Acquisition”, for further discussion on the Mann Packing acquisition.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

14.  Business Segment Data (continued)

The following table indicates our net sales by product:

	Quarter ended				Six months ended
	June 28, 2019		June 29, 2018		June 28, 2019		June 29, 2018
Fresh and value-added products:
Fresh-cut fruit	147.0	12%	146.9	12%	265.6	11%	264.7	11%
Fresh-cut vegetables	121.4	10%	125.2	10%	243.9	10%	187.8	8%
Gold pineapples	126.1	10%	139.4	11%	237.4	10%	259.5	11%
Avocados	124.9	10%	95.1	7%	213.5	9%	179.2	8%
Non-tropical fruit	69.5	6%	86.5	7%	130.9	6%	152.6	6%
Prepared foods	66.8	5%	68.2	5%	132.5	6%	123.2	5%
Melons	25.0	2%	34.3	3%	69.7	3%	85.5	4%
Tomatoes	15.4	1%	19.0	1%	28.9	1%	35.1	2%
Vegetables	40.6	3%	38.7	3%	79.3	3%	57.6	2%
Other fruit and vegetables	27.6	2%	27.4	2%	52.6	2%	52.1	2%
Total fresh and value-added products	$764.3	61%	$780.7	61%	$1,454.3	61%	$1,397.3	59%
Banana	440.0	36%	457.8	36%	$871.5	36%	$910.9	38%
Other products and services	35.1	3%	33.9	3%	$67.8	3%	$70.3	3%
Totals	$1,239.4	100%	$1,272.4	100%	$2,393.6	100%	$2,378.5	100%

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

15.  Derivative Financial Instruments (continued)

Certain of our derivative instruments contain provisions that require the current credit relationship between us and our counterparty to be maintained throughout the term of the derivative instruments. If that credit relationship changes, certain provisions could be triggered, and the counterparty could request immediate collateralization of derivative instruments in net liability position above a certain threshold. There are derivative instruments with a credit-risk-related contingent feature that are in a liability position on June 28, 2019, however they are immaterial to our financial condition and results of operation. As of June 28, 2019, no triggering event has occurred and thus we are not required to post collateral. If the credit-risk-related contingent features underlying these agreements were triggered on June 28, 2019, we would not be required to post collateral to the counterparty, because the collateralization threshold has not been met.

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

Foreign Currency Hedges

We are exposed to fluctuations in currency exchange rates against the U.S. dollar on our results of operations and financial condition, and we mitigate that exposure by entering into foreign currency forward contracts. Certain of our subsidiaries periodically enter into foreign currency forward contracts in order to hedge portions of forecasted sales or cost of sales denominated in foreign currencies, which generally mature within one year. Our foreign currency hedges were entered into for the purpose of hedging portions of our 2019 and 2020 foreign currency exposure.

The foreign currency forward contracts qualifying as cash flow hedges were designated as single-purpose cash flow hedges of forecasted cash flows.

We had the following outstanding foreign currency forward contracts as of June 28, 2019 (in millions):

Foreign currency contracts qualifying as cash flow hedges:	Notional amount
Euro	EUR	81.7
British pound	GBP	3.7
Japanese yen	JPY	5,024.6
Korean won	KRW	14,985.6

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

Gains or losses on interest rate swaps are recorded in other comprehensive income and will be subsequently reclassified into earnings as interest expense as the interest expense on debt is recognized in earnings. At June 28, 2019, the notional value of interest rate contracts outstanding was $400.0 million, $200.0 million maturing in 2024 and the remaining $200.0 million maturing in 2028. Refer to Note 10, “Debt and Finance Lease Obligations.”

The following table reflects the fair values of derivative instruments, which are designated as level 2 in the fair value hierarchy, as of June 28, 2019 and December 28, 2018 (U.S. dollars in millions):

	Derivatives designated as hedging instruments (1)
	Foreign exchange contracts		Interest rate swaps		Total
Balance Sheet location:	June 28, 2019 (2)	December 28, 2018	June 28, 2019	December 28, 2018	June 28, 2019	December 28, 2018
Asset derivatives:
Prepaid expenses and other current assets	$3.0	$1.6	$—	$—	$3.0	$1.6
Total asset derivatives	$3.0	$1.6	$—	$—	$3.0	$1.6

Liability derivatives:
Accounts payable and accrued expenses	$0.4	$0.8	$—	$—	$0.4	$0.8
Other long-term liabilities	—	—	28.9	7.6	28.9	7.6
Total liability derivatives	$0.4	$0.8	$28.9	$7.6	$29.3	$8.4

(1) See Note 16, "Fair Value Measurements", for fair value disclosures.
(2) We expect that $2.6 million of the net fair value of hedges recognized as a net gain in accumulated other comprehensive income ("AOCI") will be transferred to earnings during the next 12 months and the remaining net loss of $28.9 million over a period of 10 years, along with the earnings effect of the related forecasted transactions.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

15.  Derivative Financial Instruments (continued)

The following table reflects the effect of derivative instruments on the Consolidated Statements of Operations for the quarters and six months ended June 28, 2019 and June 29, 2018 (U.S. dollars in millions):

Derivatives in effective cash flow hedging relationships	Amount of gain (loss) recognized in other comprehensive income on derivatives (effective portion)		Location of (loss) income reclassified from AOCI into income (effective portion)	Amount of (loss) income reclassified from AOCI into income (effective portion)
	Quarter ended			Quarter ended
	June 28, 2019	June 29, 2018		June 28, 2019	June 29, 2018
Foreign exchange contracts	$(2.2)	$6.0	Net sales	$1.7	$0.9
Foreign exchange contracts	0.1	0.7	Cost of products sold	0.5	0.1
Interest rate swaps	(12.1)	(2.0)	Interest expense	(0.4)	(0.1)
Total	$(14.2)	$4.7		$1.8	$0.9

	Six months ended			Six months ended
	June 28, 2019	June 29, 2018		June 28, 2019	June 29, 2018
Foreign exchange contracts	$1.0	$4.2	Net sales	$2.4	$0.2
Foreign exchange contracts	0.8	0.7	Cost of products sold	0.6	0.3
Interest rate swaps	(21.3)	(2.0)	Interest expense	(0.7)	(0.1)
Total	$(19.5)	$2.9		$2.3	$0.4

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

16.  Fair Value Measurements (continued)

The following table provides a summary of the fair values of assets and liabilities measured on a recurring basis under the ASC on “Fair Value Measurements and Disclosures” (U.S. dollars in millions):

Fair value measurements
	Foreign currency forward contracts, net asset (liability)		Interest rate contracts, net (liability) asset
	June 28, 2019	December 28, 2018	June 28, 2019	December 28, 2018
Quoted prices in active markets for identical assets (Level 1)	$—	$—	$—	$—
Significant observable inputs (Level 2)	2.6	0.8	(28.9)	(7.6)
Significant unobservable inputs (Level 3)	—	—	—	—

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

Finance and Operating leases: The carrying value of our finance leases reported in the Consolidated Balance Sheets approximates their fair value based on current interest rates, which contain an element of default risk.  The fair value of our finance leases is estimated using Level 2 inputs based on quoted prices for those or similar instruments. For the operating leases we use the rate implicit in the lease to discount lease payments to present value; however, most of our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement. Refer to Note 10, “Debt and Finance Lease Obligations” and Note 9, "Leases."

Long-term debt: The carrying value of our long-term debt reported in the Consolidated Balance Sheets approximates their fair value since they bear interest at variable rates which contain an element of default risk.  The fair value of our long-term debt is estimated using Level 2 inputs based on quoted prices for those or similar instruments. Refer to Note 10, “Debt and Finance Lease Obligations.”

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

16.  Fair Value Measurements (continued)

The Mann Packing acquisition includes a put option exercisable by the 25% shareholder of one of the acquired subsidiaries. The put option allows the noncontrolling owner to sell his 25% noncontrolling interest to us for a multiple of the subsidiary's adjusted earnings. As the put option is outside of our control, the estimated value of the 25% noncontrolling interest is presented as a redeemable noncontrolling interest outside of permanent equity on our Consolidated Balance Sheets. The fair value of the redeemable noncontrolling interest and put option at the acquisition date was valued based on a mix of the income approach for determining the value of the redeemable noncontrolling interest and market approach for determining the most advantageous redemption point for the put option using a Monte Carlo simulation method. The fair value assigned to this interest is estimated using Level 3 inputs based on unobservable inputs. Refer to Note 4 "Acquisition" for further discussion on the acquisition of Mann Packing and also refer to further information regarding the Mann Packing acquisition in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2018.

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

As of June 28, 2019, we have $26.4 million of property, plant and equipment meeting the criteria of assets held for sale primarily related to the discontinuance of tomato production assets including land, buildings and machinery and equipment in the United States in the fresh and value-added products segment. These assets are recognized at the lower of cost or fair value less cost to sell. During the quarter ended June 28, 2019, we received proceeds of $21.8 million from the sale of certain tomato lands and recorded a gain on disposal of property, plant and equipment, net of $5.7 million.

The Company recorded asset impairment and other charges during the quarter ended June 28, 2019, that do not fall under the scope of fair value measurement. Refer to Note 3, "Asset Impairment and Other Charges, Net".

The following is a tabular presentation of the non-recurring fair value measurements recorded during the first six months of 2019, along with the level within the fair value hierarchy in which the fair value measurement in their entirety fall (U.S. dollars in millions):

	Fair value measurements for the six months ended June 28, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity Investment	$1.4	$—	$—	$1.4
	$1.4	$—	$—	$1.4

During the first quarter of 2019, we had a charge of $2.8 million in asset impairment and other charges, net related to an equity investment of $4.2 million in Purple Carrot. We calculated the fair value of $1.4 million using the market approach. The fair value of these assets are classified as Level 3 in the fair value hierarchy due to the mix of unobservable inputs utilized. During the second quarter of 2019, we sold the equity investment in Purple Carrot, and we also had an additional charge of $0.1 million in asset impairment and other charges, net related to the sale.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

17.  Accumulated Other Comprehensive Income (Loss)

The following table includes the changes in accumulated other comprehensive (loss) income attributable to U.S. by component under the ASC on “Comprehensive Income” (U.S. dollars in millions):

	Changes in accumulated other comprehensive income (loss) by component (1)
	Six months ended June 28, 2019
	Changes in fair Value of Effective cash Flow hedges		Foreign Currency Translation Adjustment		Retirement Benefit Adjustment	Total

Balance at December 28, 2018	$(5.8)		$(14.9)		$(20.9)	$(41.6)
Other comprehensive (loss) before
reclassifications	(14.5)	(3)	(0.3)	(2)	(0.2)	(15.0)
Amounts reclassified from accumulated
other comprehensive (loss) income	(2.3)		—		0.3	(2.0)
Net current period other comprehensive
(loss)	(16.8)		(0.3)		0.1	(17.0)
Balance at June 28, 2019	$(22.6)		$(15.2)		$(20.8)	$(58.6)

	Six months ended June 29, 2018
Balance at December 29, 2017	$(1.4)		$(6.7)		$(22.5)	$(30.6)
Other comprehensive income (loss)
before reclassifications	3.3		(4.8)	(2)	0.1	(1.4)
Amounts reclassified from accumulated
other comprehensive (loss) income	(0.4)		—		0.4	—
Net current period other comprehensive
income (loss)	2.9		(4.8)		0.5	(1.4)
Balance at June 29, 2018	$1.5		$(11.5)		$(22.0)	$(32.0)

(1) All amounts are net of tax and noncontrolling interest.
(2) Includes a gain of $2.2 million and a loss of $1.0 million for the six months ended June 28, 2019 and six months ended June 29, 2018, on intra-entity foreign currency transactions that are of a long-term-investment nature.
(3) Includes a tax effect of $2.8 million for the six months ended June 28, 2019.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

17.  Accumulated Other Comprehensive Income (Loss) (continued)

The following table includes details about amounts reclassified from accumulated other comprehensive (loss) income by component
(U.S. dollars in millions):

	Amount reclassified from accumulated other comprehensive income (loss)
	June 28, 2019		June 29, 2018
Details about accumulated other comprehensive income (loss) components	Quarter ended	Six months ended	Quarter ended	Six months ended	Affected line item in the statement where net income is present
Changes in fair value of effective cash flow hedges:
Foreign currency cash flow hedges	$(1.7)	$(2.4)	$(0.9)	$(0.2)	Net sales
Foreign currency cash flow hedges	(0.5)	(0.6)	(0.1)	(0.3)	Cost of products sold
Interest rate swaps	0.4	0.7	0.1	0.1	Interest expense
Total	$(1.8)	$(2.3)	$(0.9)	$(0.4)

Amortization of retirement benefits:
Actuarial losses (1)	0.1	0.3	0.2	0.4	Other expense, net
Total	$0.1	$0.3	$0.2	$0.4

(1) Refer to Note 13, "Retirement and Other Employee Benefits" for additional information on reclassification of certain net periodic pension costs due to adoption of ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost regarding the presentation of components of net periodic pension costs.

18.  Shareholders’ Equity

Our shareholders have authorized 50,000,000 preferred shares at $0.01 par value, of which none are issued or outstanding at June 28, 2019, and 200,000,000 ordinary shares at $0.01 par value, of which 48,301,093 are issued and outstanding at June 28, 2019.

Ordinary share activity is summarized as follows:

	Six months ended
	June 28, 2019	June 29, 2018
Ordinary shares issued (retired) as a result of:
Stock option exercises	18,250	36,500
Restricted stock grants	33,721	21,304
Restricted and performance stock units	172,395	180,254
Ordinary shares repurchased and retired	(365,569)	(218,232)

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

18.  Shareholders’ Equity (continued)

On February 21, 2018, our Board of Directors approved a three-year stock repurchase program of up to $300 million of our ordinary shares. We have repurchased $28.8 million of ordinary shares, or 877,869 ordinary shares, under the aforementioned repurchase program and retired all the repurchased shares. As of June 28, 2019, we have a maximum dollar value of $271.2 million that we can purchase under the approved stock repurchase program.

Subsequent to the quarter ended June 28, 2019, we repurchased 356,549 ordinary shares for $8.7 million with an average price per share of $24.35.

Dividend activity is summarized as follows:

Six months ended
June 29, 2018
Dividend Date	Cash Dividend Declared, per Ordinary Share
June 1, 2018	$0.150
March 30, 2018	$0.150

We paid no dividends in the six months ended June 28, 2019 and $14.6 million in dividends in the six months ended June 29, 2018.

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

Following our acquisition of Mann Packing, integrated during 2018, and the realignment of our business strategy to increase focus on our fresh and value-added products business as well as our core banana business we changed our reportable segments during March 2019 to better reflect the manner in which we manage our business.  Based on changes to our organization structure and how our Chief Operating Decision Maker reviews operating results and makes decisions about resource allocations, we have two reportable segments that represent our primary businesses which include banana and fresh and value-added products.  We also have the other products and services segment which includes our ancillary businesses.  Prior period amounts were adjusted retrospectively to reflect the changes in our segment data.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $65.0 million for the first six months of 2019 compared with $162.3 million for the first six months of 2018, a decrease of $97.3 million. The decrease was primarily attributable to lower balances of accounts payable and accrued expenses principally as a result of higher payments to vegetable growers due to timing combined with other changes in operating assets and liabilities, partially offset by higher net income.

At June 28, 2019, we had a negative working capital of $105.7 million compared with working capital of $552.8 million at December 28, 2018, a decrease of $658.5 million. The decrease in working capital was principally due to the reclassification of our credit facility of $639.6 million from long-term debt to current maturities of debt due to the facility maturity date of April 15, 2020. Also contributing to the decrease in working capital were lower levels of finished goods and growing crop inventories primarily due to seasonal variations and lower levels of assets held for sale and prepaid expenses and other current assets. Partially offsetting these decreases were lower accounts payable and accrued expenses and higher trade accounts receivables. The decrease in accounts payable and accrued expenses was primarily due to higher payments to vegetable growers in California during the first six months of 2019. The increase in trade account receivable is primarily due to seasonality.

Net cash used in investing activities for the first six months of 2019 was $41.5 million compared with $451.1 million for the first six months of 2018. Net cash used in investing activities for the first six months of 2019 consisted of capital expenditures of $70.2 million, partially offset by proceeds from sales of property, plant and equipment of $28.0 million and proceeds from the sale of an investment of $0.7 million. Capital expenditures for the first six months of 2019 consisted primarily of expenditures for the construction of a new production facility in California related to our fresh-cut and prepared vegetables categories, a new avocado packing and sorting facility in Mexico, a new fresh-cut fruit facility in Japan and progress payments for the construction of six new refrigerated container ships. Also included in capital expenditures during the first six months of 2019 were expansion and improvements to our banana and pineapple operations in Central America and the Philippines, expansion and improvements to production and distribution facilities in North America, Kenya and the Middle East related to our fresh and value-added products business segment. Proceeds from sale of property, plant and equipment for the first six months of 2019 consisted primarily of the sale of a refrigerated vessel and surplus land in Florida.

Net cash used in investing activities for the first six months of 2018 consisted of capital expenditures of $81.8 million, purchase of a business of $373.3 million and investments in unconsolidated companies of $4.2 million, partially offset by proceeds from sale of property, plant and equipment of $8.2 million. Capital expenditures for the first six months of 2018 consisted primarily of $29.1 million of initial payments for the building on five of six new refrigerated container ships; expansion and improvements of our distribution and fresh-cut fruit and vegetable facilities in North America related to the other fresh produce and banana segments; expansion and improvements to our production operations in Costa Rica, Chile and Jordan related to the other fresh produce segment; expansion and improvements to our banana operations in the Philippines and Central America; and expansion and improvements to our production facilities in the Middle East and Europe related to the prepared food and other fresh produce segments. Investments in unconsolidated companies is comprised of a 10% equity interest in Three Limes, Inc., d/b/a The Purple Carrot, a privately-held company providing plant-based meal kits in North America ("Purple Carrot"). Purchase of a business relates to the purchase of Mann Packing Company, Inc and subsidiaries ("Mann Packing") and a small herb farm in Jordan. Proceeds from sale of property, plant and equipment for the first six months of 2018 consisted primarily of the sale of surplus land in the United Kingdom and other surplus equipment.

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

•
Procurement savings by leveraging product sourcing in North America and lower cost sourcing opportunities using our infrastructure in Central America, in addition to enhanced packaging, materials, equipment and other consolidated component savings;

•	Expansion of Mann Packing's production capacity in the United States by leveraging our existing facilities to improve Mann Packing's reach; and

•	Marketing and overhead synergies resulting from opportunities to pursue co-branding and better pricing potential utilizing the DEL MONTE® brand.

Net cash used in financing activities for the first six months of 2019 was $36.3 million compared with net cash provided by $303.6 million for the first six months of 2018. Net cash used in financing activities for the first six months of 2019 consisted of net payments on debt of $24.7 million, distributions to noncontrolling interest, net, of $1.8 million, share-based awards settled in cash for taxes of $0.9 million and repurchase and retirement of ordinary shares of $9.2 million, partially offset by proceeds from stock options exercised of $0.3 million.

Net cash provided by financing activities for the first six months of 2018 consisted of net borrowings on debt of $329.4 million and proceeds from stock options exercised of $0.8 million, partially offset by distributions to noncontrolling interest, net, of $1.8 million, stock-based awards settled in cash for taxes of $0.4 million, dividends paid of $14.6 million and repurchase and retirement of ordinary shares of $9.8 million.

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

Our Credit Facility matures on April 15, 2020 and represents our principal method of supplementing operating cash flows for our working capital and other liquidity requirements. We plan to refinance our Credit Facility during the third and fourth quarter of 2019. Our expectation is based on our history of earnings and positive cash flows along with our long-standing relationships with our current bank group and our credit rating. There are no assurances that volatility and uncertainty in the global capital markets will not impair our ability to access these markets in terms that are favorable to us.

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

At June 28, 2019, we had $639.6 million outstanding under the Credit Facility bearing interest at a per annum rate of 3.95%.  In addition, we pay an unused commitment fee.

The Credit Facility is unsecured as long as we maintain a certain leverage ratio and also requires us to comply with certain financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers. As of June 28, 2019, we were in compliance with all of the financial and other covenants contained in the Credit Facility.

At June 28, 2019, we had $490.9 million available under committed working capital facilities, primarily under the Credit Facility.  At June 28, 2019, we had applied $8.4 million to the Rabobank and Bank of America letter of credit facilities, in respect of certain contingent obligations and other governmental agencies and purchases of equipment and raw material guarantees and other trade related letters of credit.  We also had $17.5 million in other letters of credit and bank guarantees not included in the letter of credit facilities.

As of June 28, 2019, we had $640.4 million of debt and finance leases, including the current portion, consisting of $639.6 million of current maturities of debt and $0.8 million of finance leases.

Based on our operating plan, combined with our borrowing limit under our Credit Facility and our ability to renew the Credit Facility, we believe we will have sufficient resources to meet our cash obligations for the foreseeable future.

As of June 28, 2019, we had cash and cash equivalents of $16.2 million.

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

During the six months ended June 28, 2019, we paid approximately $0.9 million in contract terminations related to Philippines restructuring, and we expect to make the remaining payment of $0.1 million during 2019. We do not expect additional charges related to the exit activities mentioned above that would significantly impact our results of operations or financial condition.

In connection with a current examination of the tax returns in two foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing aggregating approximately $148.9 million (including interest and penalties) for tax years 2012 through 2016. We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities as we believe that the proposed adjustments are without technical merit.  We will continue to vigorously contest the adjustments and expect to exhaust all administrative and judicial remedies necessary to resolve the matters, which could be a lengthy process. We regularly assess the likelihood of adverse outcomes resulting from examinations such as these to determine the adequacy of our tax reserves. Accordingly, we have not accrued any additional amounts based upon the proposed adjustments. There can be no assurance that these matters will be resolved in our favor, and an adverse outcome of either matter, or any future tax examinations involving similar assertions, could have a material effect on our financial condition, results of operations and cash flows.

The fair value of our interest rate swaps and foreign currency cash flow hedges changed from a net liability of $6.8 million as of December 28, 2018, to a net liability of $26.3 million as of June 28, 2019 due to the fact that future LIBOR interest rates at the time of the hedge was entered into were expected to be higher than the current forward LIBOR interest rates as of June 28, 2019. We expect that a net gain of $2.6 million will be transferred to earnings during the next 12 months and the remaining net loss of $28.9 million over a period of 10 years, along with the earnings effect of the related forecasted transactions.

Results of Operations

The following tables present for each of the periods indicated (i) net sales by geographic region and (ii) net sales and gross profit by product category, and in each case, the percentage of the total represented thereby (U.S. dollars in millions, except percent data):

Net sales by geographic region:

	Quarter ended				Six months ended
	June 28, 2019		June 29, 2018		June 28, 2019		June 29, 2018
North America	$816.8	66%	$814.8	64%	$1,565.6	65%	$1,478.3	62%
Europe	171.2	14%	175.8	14%	342.5	14%	369.9	16%
Asia	131.1	10%	135.8	11%	251.8	10%	248.4	10%
Middle East	109.3	9%	126.0	10%	207.1	9%	241.9	10%
Other	11.0	1%	20.0	1%	26.6	2%	40.0	2%
Totals	$1,239.4	100%	$1,272.4	100%	$2,393.6	100%	$2,378.5	100%

Product net sales and gross profit:

	Quarter ended
	June 28, 2019				June 29, 2018
	Net Sales		Gross Profit		Net Sales		Gross Profit
Fresh and value-added products	$764.3	62%	$58.1	60%	$780.7	61%	$51.3	66%
Banana	440.0	35%	35.0	37%	457.8	36%	23.8	30%
Other products and services	35.1	3%	3.2	3%	33.9	3%	3.2	4%
Totals	$1,239.4	100%	$96.3	100%	$1,272.4	100%	$78.3	100%

	Six months ended
	June 28, 2019				June 29, 2018
	Net Sales		Gross Profit		Net Sales		Gross Profit
Fresh and value-added products	$1,454.3	61%	$119.5	63%	$1,397.3	59%	$102.6	56%
Banana	871.5	36%	68.0	36%	910.9	38%	75.9	41%
Other products and services	67.8	3%	2.1	1%	70.3	3%	6.3	3%
Totals	$2,393.6	100%	$189.6	100%	$2,378.5	100%	$184.8	100%

Second Quarter 2019 Compared with Second Quarter of 2018

Net Sales. Net sales for the second quarter of 2019 were $1,239.4 million compared with $1,272.4 million for the second quarter of 2018. The decrease in net sales of $33.0 million was principally attributable to lower net sales in our fresh and value-added and banana segments.

•
Net sales in the fresh and value-added products segment decreased $16.4 million, primarily as a result of lower net sales of non-tropical fruit, pineapples, melons, fresh-cut vegetables and tomatoes, partially offset by higher net sales of avocados and vegetables.

◦	Net sales of non-tropical fruit decreased principally due our rationalization of sales volumes resulting in planned reduction of certain low margin products.

◦
Net sales of pineapples decreased primarily due to lower sales volumes in North America and Europe, principally as a result of lower production from our Costa Rica operations. Also contributing to the decrease in net sales were lower per unit sales prices and sales volumes in the Middle East and Asia. Partially offsetting this decrease were higher per unit sales prices in North America and Europe. Worldwide pineapple sales volume decreased 16% during the second quarter.

◦
Net sales of melons decreased due to lower industry volumes resulting from unfavorable growing condition in Central America which resulted in lower export quality fruit. Partially offsetting this decrease were higher per unit sales prices.

◦	Net sales of fresh-cut vegetables decreased primarily due to lower customer demand in North America, partially offset by higher per unit sales price.

◦
Net sales of tomatoes decreased due lower sales volumes partially offset by higher per unit sales prices. The decrease in sales volumes is attributable to the discontinuance of our U.S. growing operations during late summer of 2018.

◦
Net sales of avocados increased principally due to higher per unit sales prices in North America primarily as a result of lower industry supplies and continued strong customer demand. Partially offsetting this increase were lower sales volumes.

◦	Net sales of vegetables increased due to higher sales volumes, partially offset by lower per unit sales price. During 2018 lettuce sales were negatively affected by industry recalls.

•
Net sales of bananas decreased by $17.8 million principally due to lower net sales in North America, Asia and the Middle East, partially offset by higher net sales in Europe. Worldwide banana sales volume decreased 7%.

◦
North America banana net sales decreased due to lower sales volumes principally as a result of lower supplies from our Central America operations that resulted from adverse weather conditions, partially offset by a slight increase in per unit sales price.

◦	Asia banana net sales decreased primarily as a result of lower industry volumes, partially offset by a slight increase in per unit sales prices.

◦
Middle East banana net sales decreased due to lower sales volumes as a result of reduced supplies from the Philippines. Also contributing to the decrease in net sales were lower per unit sales prices primarily as a result of unfavorable market conditions.

◦	Europe banana net sales increased due to higher per unit sales prices primarily as a result of lower industry supplies.

Cost of Products Sold.  Cost of products sold was $1,143.1 million for the second quarter of 2019 compared with $1,194.1 million for the second quarter of 2018, a decrease of $51.0 million.  The decrease was primarily attributable to lower sales volumes in our banana and fresh and value-added business segments. Partially offsetting this decrease were higher ocean freight cost, principally the result of higher fuel costs combined with higher fruit cost, primarily due to lower yields in our Central America growing operations and higher avocado procurement costs.

Gross Profit. Gross profit was $96.3 million for the second quarter of 2019 compared with $78.3 million for the second quarter of 2018, an increase of $18.0 million.  This increase was attributable to higher gross profit in our banana and fresh and value-added business segments.

•
Gross profit in the banana segment increased $11.2 million primarily due to higher per unit selling prices in Europe and Asia principally as a result of lower industry supplies. Partially offsetting these increases were lower sales volumes in all of our regions combined with higher ocean freight costs and fruit costs. Worldwide banana per unit sale prices increased 3% and per unit costs remained flat.

•
Gross profit in the fresh and value-added products segment increased $6.8 million principally due to higher gross profit on pineapples, melons, non-tropical fruit and fresh-cut fruit, partially offset by lower gross profit on fresh-cut vegetables and avocados.

◦
Gross profit on pineapples increased principally due to higher per unit sales price in North America and Europe primarily as a result of lower industry volumes. Partially offsetting this increase in gross profit was higher ocean freight and fruit costs combined with lower per unit sales prices in the Middle East and Asia. Worldwide pineapple per unit sale prices increased 8% and per unit costs increased 1%.

◦	Gross profit on melons increased due to higher per unit sales prices in North America primarily as a result of low industry volumes, partially offset by higher ocean freight and fruit costs.

◦
Gross profit on non-tropical fruit increased principally due to lower per unit cost of grapes, stonefruit and berries and higher per unit selling prices of stonefruit. The restructuring of our Chilean business in the prior year has significantly improved our profitability in this product category.

◦
Gross profit on fresh-cut fruit increased primarily due to lower costs and higher sales volume in North America. Partially offsetting this increase were lower sales volumes and higher costs in the Middle East and lower per unit sales prices in Europe and Asia.

◦	Gross profit on fresh-cut vegetables decreased due to lower sales volumes and higher costs in North America.

◦	Gross profit on avocados decreased due to significantly higher fruit procurement costs partially offset by higher per unit sales price.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $5.9 million from $49.9 million in the second quarter of 2018 to $44.0 million for the second quarter of 2019. The decrease was principally due to lower selling, marketing and administrative expenses in the Middle East and North America, partially offset by higher legal and executive compensation expense.

Gain on Disposal of Property, Plant and Equipment, Net. The gain on disposal of property, plant and equipment, net, of $5.7 million during the second quarter of 2019 related primarily to the sale of surplus land in Florida. The gain on disposal of property, plant and equipment, net, of $5.7 million during the second quarter of 2018 was primarily related to the sale of surplus land in the United Kingdom, partially offset by the disposal of non-tropical plants in Chile due to varietal changes.

Asset Impairment and Other Charges, Net. Asset impairment and other charges, net, was $0.8 million during the second quarter of 2019, as compared with $20.3 million during the second quarter of 2018.

Asset impairment and other charges, net, for the second quarter of 2019 were:

•	$0.3 million in contract termination charges related to our decision to abandon certain low-yield areas in our banana operations in the Philippines;

•	$0.4 million in asset impairment related to our Chilean non-tropical fruit operation; and

•	$0.1 million in asset impairment charges related to our equity investment in Purple Carrot, made in 2018.

Asset impairment and other charges, net, for the second quarter of 2018 were:

•	$18.3 in asset impairment charges related to our decision to abandon certain low-yield areas in our banana operations in the Philippines;

•	$1.6 million in severance expense related to restructuring as a result of cost reduction initiatives in our Chilean non-tropical fruit operations; and

•	$0.4 million in acquisition-related expenses.

Operating Income.  Operating income for the second quarter of 2019 increased by $43.4 million from $13.8 million in the second quarter of 2018 to $57.2 million for the second quarter of 2019.  This increase was due to higher gross profit, lower selling, general and administrative expenses and lower asset impairment and other charges, net.

Interest Expense.  Interest expense was $6.9 million for the second quarter of 2019 as compared with $6.1 million for the second quarter of 2018. The increase was due to higher borrowing rates, partially offset by lower average loan balances.

Other (Expense) Income, Net.  Other (expense) income, net, was expense of $2.9 million for the second quarter of 2019 as compared with expense of $7.3 million for the second quarter of 2018. The change in other expense, net, of $4.4 million was principally attributable to lower foreign exchange losses during the second quarter of 2019 as compared with the second quarter of 2018.

 Provision for Income Taxes. Provision for income taxes was $8.5 million for the second quarter of 2019 compared to $6.4 million for the second quarter of 2018. The increase in the provision for income taxes of $2.1 million is primarily due to higher earnings in certain higher tax jurisdictions.

First Six Months of 2019 Compared with First Six Months of 2018
Net Sales. Net sales for the first six months of 2019 were $2,393.6 million compared with $2,378.5 million for the first six months of 2018. The increase in net sales of $15.1 million is due to higher net sales in our fresh and value-added products segment, partially offset by lower net sales in the banana and other products and services segments.

•
Net sales in the fresh and value-added products segment increased $57.0 million principally as a result of higher net sales of fresh-cut vegetables, avocados, vegetables, and meals and snacks, partially offset by lower net sales of pineapples, non-tropical fruit and melons.

◦	Net sales of fresh-cut vegetables increased primarily due to the sales of Mann Packing products in North America which was acquired at the end of February 2018.

◦	Net sales of avocados increased due to higher sales volumes and per unit sales prices in North America principally as a result of tight industry supplies and higher customer demand.

◦	Net sales of vegetables increased primarily due to the sales of Mann Packing products in North America which was acquired at the end of February 2018.

◦	Net sales of meals and snacks increased due to the sales of Mann Packing products in North America combined with higher sales in the Middle East.

◦
Net sales of pineapples decreased primarily due to lower sales volumes in North America and Europe, principally as a result of lower production from our Costa Rica operations. Partially offsetting this decrease were higher per unit sales prices in North America. Worldwide pineapple sales volume decreased 13%.

◦
Net sales of non-tropical fruit decreased principally due our rationalization of sales volumes resulting in planned reduction of certain low margin products. Contributing to this decrease were lower net sales of apples and pears in the Middle East and grapes in North America.

◦
Net sales of melons decreased due to lower industry volumes resulting from unfavorable growing condition in Central America which resulted in lower export quality fruit. Partially offsetting this decrease were higher per unit sales prices.

•	Net sales of bananas decreased by $39.4 million principally due to lower net sales in all of our regions. Worldwide banana sales volume decreased 3%.

◦	Europe banana net sales decreased due to lower sales volumes and per unit sales prices principally due to lower shipments from our Costa Rica operations and unfavorable exchange rates.

◦
Middle East banana net sales decreased due to lower sales volumes as a result of reduced supplies from the Philippines. Also contributing to the decrease in net sales were lower per unit sales prices primarily as a result of unfavorable market conditions.

◦
North America banana net sales decreased due to lower sales volumes principally as a result of lower supplies from our Central America operations that resulted from adverse weather conditions, partially offset by a slight increase in per unit sales prices.

◦	Asia banana net sales decreased due to lower supplies from the Philippines, partially offset by higher per unit sales price.

Cost of Products Sold. Cost of products sold was $2,204.0 million for the first six months of 2019 compared with $2,193.7 million for the first six months of 2018, an increase of $10.3 million. The increase was primarily attributable to the cost of product sold related to Mann Packing combined with higher ocean freight costs, principally due to higher fuel cost. Also contributing to the increase in cost of product sold was higher fruit costs primarily the result of lower yields and higher procurement costs. Partially offsetting these increases were lower sales volumes.
Gross Profit. Gross profit was $189.6 million for the first six months of 2019 compared with $184.8 million for the first six months of 2018, an increase of $4.8 million. This increase was attributable to higher gross profit in our fresh and value-added products segment, partially offset by lower gross profit in our banana and other products and services segments.

•
Gross profit in the fresh and value-added products segment increased $16.9 million principally due to higher gross profit on non-tropical fruit, melons and tomatoes, partially offset by lower gross profit prepared products and fresh-cut vegetables..

◦
Gross profit on non-tropical fruit increased principally due to lower per unit cost of grapes, stonefruit and berries and higher per unit selling prices of stonefruit. The restructuring of our Chilean business in the prior year has significantly improved profitability in this product category.

◦	Gross profit on melons increased due to higher per unit sales prices in North America primarily as a result of low industry volumes, partially offset by higher ocean freight and fruit costs.

◦
Gross profit on tomatoes increased principally due to higher per unit sales price. The discontinuance of our U.S. growing operations during late summer of 2018 resulted in improved margins during the first six months of 2019.

◦
Gross profit on prepared products decreased primarily due to lower selling prices on canned pineapples and deciduous products due to high industry volumes combined with higher product cost of canned pineapple in our Kenya operations.

◦	Gross profit on fresh-cut vegetables decreased primarily due to higher warehousing and procurement costs in North America.

•
Gross profit in the banana segment decreased by $7.9 million principally due to lower sales volumes in North America, Europe and the Middle East. Also contributing to the decrease in gross profit were lower per unit sales price in Europe, the Middle East and Asia and higher ocean freight costs. Worldwide banana per unit sales prices decreased 1% and per unit cost decreased 1%.

•
Gross profit on our other products and services segment decreased due to higher costs and lower sales volumes in our Jordanian poultry operation principally as a result of increased competition, high industry volumes and higher production costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $2.0 million from $98.5 million for the first six months of 2018 to $96.5 million for the first six months of 2019. The decrease was due to lower selling, marketing and administrative expenses in the Middle East, Europe and Asia principally due to cost saving initiatives, partially offset by higher marketing and administrative expenses in North America primarily as a result of the Mann Packing acquisition.
Gain on Disposal of Property, Plant and Equipment, Net. The gain on disposal of property, plant and equipment, net, was $9.2 million during the first six months of 2019 were primarily related to the sale of a refrigerated vessel and surplus land in Florida. During the first six months of 2018, the gain on disposal of property, plant and equipment of $5.9 million consisted primarily to the sale of surplus land in the United Kingdom, partially offset by the disposal of non-tropical plants in Chile due to varietal changes.
Asset Impairment and Other Charges, Net. Asset impairment and other charges were $3.8 million during the first six months of 2019 and $21.9 million during the first six months of 2018.
Asset impairments and other charges, net, for the first six months of 2019 were:

•	$0.5 million in contract termination charges related to our decision to abandon certain low-yield areas in our banana operations in the Philippines;

•	$0.4 million in asset impairment related to our Chilean non-tropical fruit operation; and

•	$2.9 million in asset impairment charges related to our equity investment in Purple Carrot.

Asset impairments and other charges (credits), net, for the first six months of 2018 were:

•	$18.3 million in asset impairment charges related to our decision to abandon certain low-yield areas in our banana operations in the Philippines;

•	$2.9 million in acquisition-related expenses;

•	$1.6 million in severance expense related to restructuring as a result of cost reduction initiatives in our Chilean non-tropical fruit operation; and

•	a credit of $(0.9) million related to insurance proceeds due to damage from inclement weather in one of our California facilities related to the other fresh produce segment.

Operating Income. Operating income increased by $28.2 million from $70.3 million in the first six months of 2018 to $98.5 million for the first six months of 2019. The increase in operating income was due to higher gross profit and lower selling, general and administrative expenses and asset impairment and other charges, net, and higher gain on disposal of property, plant and equipment, net.
Interest Expense. Interest expense increased by $4.0 million from $9.8 million for the first six months of 2018 to $13.8 million for the first six months of 2019 principally due to higher average debt balances as a result of the Mann Packing acquisition combined with higher borrowing rates.
Other (expense) income, Net. Other (expense) income, net, was income of $8.4 million for the first six months of 2019 as compared with other expense of $10.7 million for the first six months of 2018. The change in other (expense) income, net, of $19.1 million was principally attributable to a net gain of $16.7 million as a result of the settlement of a business transaction litigation combined with lower foreign exchange losses during the first six months of 2019 as compared with the first six months of 2018.

Provision for Income Taxes. Provision for income taxes was $17.1 million for the first six months of 2019 as compared with $12.7 million for the first six months of 2018. The increase in the provision for income taxes of $4.4 million is primarily due to higher earnings.

Fair Value Measurements

During the first six months of 2019, we had a charge of $2.9 million in asset impairment and other charges, net related to an equity investment in Purple Carrot of $4.2 million. We calculated the fair value of $1.4 million using the market approach. The fair value of these assets are classified as Level 3 in the fair value hierarchy due to the mix of unobservable inputs utilized.
During the quarter ended June 28, 2019, we sold the equity investment in Purple Carrot.

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

The Mann Packing acquisition includes a put option exercisable by the 25% shareholder of one of the acquired subsidiaries. The put option allows the noncontrolling owner to sell his 25% noncontrolling interest to us for a multiple of the subsidiary's adjusted earnings. As the put option is outside of our control, the estimated value of the 25% noncontrolling interest is presented as a redeemable noncontrolling interest outside of permanent equity on our Consolidated Balance Sheets. The fair value of the redeemable noncontrolling interest and put option at acquisition date was valued based on a mix of the income approach for determining the value of the redeemable noncontrolling interest and market approach for determining the most advantageous redemption point for the put option using a Monte Carlo simulation method. The fair value assigned to this interest is estimated using Level 3 inputs based on unobservable inputs. Refer to Note 4, "Acquisition" for further discussion on the acquisition of Mann Packing and also refer to further information regarding the Mann Packing acquisition in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2018.

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

Item 4.        Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 28, 2019. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Such officers also confirm that there were no changes to our internal control over financial reporting during the quarter ended June 28, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our purchases of ordinary shares during the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
April 1 through April 30, 2019	—	$—	—	$280,358,086
May 1 through May 31, 2019	272,800	$25.05	272,800	$273,524,446
June 1 through June 28, 2019	92,769	$24.91	92,769	$273,524,446
Total	365,569	$25.01	365,569	$271,215,205

(1)	For the quarter ended June 28, 2019, there were 365,569 ordinary shares repurchased and retired.

(2)	On February 21, 2018, our Board of Directors approved a three-year stock repurchase program of up to $300 million of our ordinary shares.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 6.        Exhibits

31.1**	Certification of Chief Executive Officer filed pursuant to 17 CFR 240.13a-14(a).

31.2**	Certification of Chief Financial Officer filed pursuant to 17 CFR 240.13a-14(a).

32**	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 17 CFR 240.13a-14(b) and 18 U.S.C. Section 1350.

101.INS***	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH***	Inline XBRL Taxonomy Extension Schema Document.

101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
_____________________

**	Filed herewith.

***
Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 28, 2019 and December 28, 2018, (ii) Consolidated Statements of Operations for the quarters and six months ended June 28, 2019 and June 29, 2018, (iii) Consolidated Statements of Comprehensive Income (Loss) for the quarters and six months ended June 28, 2019 and June 29, 2018, (iv) Consolidated Statements of Cash Flows for the six months ended June 28, 2019 and June 29, 2018, (v) Consolidated Statements of Shareholders' Equity and Redeemable Noncontrolling Interest for the quarters and six months ended June 28, 2019 and June 29, 2018 and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fresh Del Monte Produce Inc.

Date:	July 30, 2019	By:	/s/ Youssef Zakharia
Youssef Zakharia
President & Chief Operating Officer

		By:	/s/ Eduardo Bezerra
Eduardo Bezerra
Senior Vice President & Chief Financial Officer