Form 10-Q
period 2019-09-27
FRESH DEL MONTE PRODUCE INC
filed 2019-10-30
CIK 1047340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
———————————
(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2019
OR
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

As of October 18, 2019, there were 48,082,322 ordinary shares of Fresh Del Monte Produce Inc. issued and outstanding.

Page
PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets (unaudited) as of September 27, 2019 and December 28, 2018.	1

Consolidated Statements of Operations (unaudited) for the quarters and nine months ended September 27, 2019 and September 28, 2018.	2

Consolidated Statements of Comprehensive Income (unaudited) for the quarters and nine months ended September 27, 2019 and September 28, 2018.	3

Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 27, 2019 and September 28, 2018.	4

Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest (unaudited) for the quarters and nine months ended September 27, 2019 and September 28, 2018.	5

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	36

Item 3. Quantitative and Qualitative Disclosures About Market Risk	47

Item 4. Controls and Procedures	48

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	49

Item 1A. Risk Factors	49

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 4. Mine Safety Disclosures	51

Item 6. Exhibits	51

Signatures	52

PART I: FINANCIAL INFORMATION

Item 1.        Financial Statements

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)
(U.S. dollars in millions, except share and per share data)

	September 27, 2019	December 28, 2018
Assets
Current assets:
Cash and cash equivalents	$16.3	$21.3
Trade accounts receivable, net of allowance of $18.2 and $14.6, respectively	364.5	378.3
Other accounts receivable, net of allowance of $4.6 and $7.2, respectively	81.8	95.2
Inventories, net	537.0	565.3
Assets held for sale	18.9	45.4
Prepaid expenses and other current assets	30.3	33.3
Total current assets	1,048.8	1,138.8

Investments in and advances to unconsolidated companies	1.9	6.1
Property, plant and equipment, net	1,406.1	1,392.2
Operating lease right-of-use assets	168.2	—
Goodwill	423.3	423.4
Intangible assets, net	160.6	166.9
Deferred income taxes	94.5	68.1
Other noncurrent assets	41.7	59.7
Total assets	$3,345.1	$3,255.2
Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued expenses	$482.2	$576.6
Current maturities of debt and finance leases	0.4	0.5
Current maturities of operating leases	39.9	—
Income taxes and other taxes payable	16.3	8.9
Total current liabilities	538.8	586.0

Long-term debt and finance leases	589.3	661.9
Retirement benefits	92.5	91.3
Deferred income taxes	125.7	93.0
Operating leases, less current maturities	100.5	—
Other noncurrent liabilities	78.3	53.4
Total liabilities	1,525.1	1,485.6
Commitments and contingencies (See note 11)
Redeemable noncontrolling interest	55.2	51.8
Shareholders' equity:
Preferred shares, $0.01 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.01 par value; 200,000,000 shares authorized; 48,014,469 and 48,442,296 issued and outstanding, respectively	0.5	0.5
Paid-in capital	530.1	527.1
Retained earnings	1,279.7	1,206.0
Accumulated other comprehensive loss	(69.3)	(41.6)
Total Fresh Del Monte Produce Inc. shareholders' equity	1,741.0	1,692.0
Noncontrolling interests	23.8	25.8
Total shareholders' equity	1,764.8	1,717.8
Total liabilities, redeemable noncontrolling interest and shareholders' equity	$3,345.1	$3,255.2

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(U.S. dollars in millions, except share and per share data)

	Quarter ended		Nine months ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Net sales	$1,070.2	$1,069.5	$3,463.8	$3,448.0
Cost of products sold	995.5	1,016.9	3,199.5	3,210.6
Gross profit	74.7	52.6	264.3	237.4
Selling, general and administrative expenses	49.8	49.4	146.3	147.9
Gain on disposal of property, plant and equipment, net	6.9	—	16.1	5.9
Asset impairment and other charges, net	4.7	14.5	8.5	36.4
Operating income (loss)	27.1	(11.3)	125.6	59.0
Interest expense	6.0	7.0	19.8	16.8
Interest income	0.5	0.2	0.7	0.7
Other (expense) income, net	(0.5)	(2.4)	7.9	(13.1)
Income (loss) before income taxes	21.1	(20.5)	114.4	29.8
Provision for income taxes	2.9	0.7	20.0	13.4
Net income (loss)	$18.2	$(21.2)	$94.4	$16.4
Less: Net income attributable to redeemable and noncontrolling interests	0.1	0.3	2.1	4.3
Net income (loss) attributable to Fresh Del Monte Produce Inc.	$18.1	$(21.5)	$92.3	$12.1
Net income (loss) per ordinary share attributable to Fresh Del Monte Produce Inc. - Basic	$0.38	$(0.44)	$1.91	$0.25
Net income (loss) per ordinary share attributable to Fresh Del Monte Produce Inc. - Diluted	$0.38	$(0.44)	$1.90	$0.25
Dividends declared per ordinary share	$0.06	$0.15	$0.06	$0.45
Weighted average number of ordinary shares:
Basic	48,069,733	48,570,696	48,383,625	48,701,840
Diluted	48,116,989	48,570,696	48,483,762	48,913,435

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(U.S. dollars in millions)

	Quarter ended		Nine months ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Net income (loss)	$18.2	$(21.2)	$94.4	$16.4
Other comprehensive income (loss):
Net unrealized (loss) gain on derivatives, net of tax	(4.5)	3.5	(21.3)	6.4
Net unrealized foreign currency translation loss	(6.5)	(0.7)	(6.8)	(5.5)
Net change in retirement benefit adjustment, net of tax	0.3	0.5	0.4	1.0
Comprehensive income (loss)	$7.5	$(17.9)	$66.7	$18.3
Less: Comprehensive income attributable to redeemable and noncontrolling interests	0.1	0.3	2.1	4.3
Comprehensive income (loss) attributable to Fresh Del Monte Produce Inc.	$7.4	$(18.2)	$64.6	$14.0

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(U.S. dollars in millions)

	Nine months ended
	September 27, 2019	September 28, 2018
Operating activities:
Net income	$94.4	$16.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72.7	72.5
Amortization of debt issuance costs	0.8	0.5
Share-based compensation expense	7.0	8.8
Asset impairment, net	8.0	31.6
Change in uncertain tax positions	—	0.1
Gain on disposal of property, plant and equipment	(16.1)	(5.9)
Deferred income taxes	6.2	3.8
Foreign currency translation adjustment	(3.8)	(1.0)
Changes in operating assets and liabilities
Receivables	27.9	21.2
Inventories	25.6	17.9
Prepaid expenses and other current assets	3.0	(13.4)
Accounts payable and accrued expenses	(88.5)	123.3
Other noncurrent assets and liabilities	(7.1)	(5.2)
Net cash provided by operating activities	130.1	270.6
Investing activities:
Capital expenditures	(93.5)	(119.1)
Investments in unconsolidated companies	—	(4.2)
Proceeds from sales of property, plant and equipment	48.0	9.1
Purchase of business, net of cash acquired	—	(371.8)
Proceeds from sale of an investment	0.7	—
Net cash used in investing activities	(44.8)	(486.0)
Financing activities:
Proceeds from debt	684.8	876.3
Payments on debt	(757.3)	(606.7)
Distributions to noncontrolling interests, net	(2.4)	(2.4)
Proceeds from stock options exercised	1.1	0.8
Share-based awards settled in cash for taxes	(1.7)	(1.4)
Dividends paid	(2.9)	(21.8)
Repurchase and retirement of ordinary shares	(17.9)	(29.4)
Net cash (used in) provided by financing activities	(96.3)	215.4
Effect of exchange rate changes on cash	6.0	(2.6)
Net decrease in cash and cash equivalents	(5.0)	(2.6)
Cash and cash equivalents, beginning	21.3	25.1
Cash and cash equivalents, ending	$16.3	$22.5
Supplemental cash flow information:
Cash paid for interest	$18.4	$13.8
Cash paid for income taxes	$8.6	$15.6
Non-cash financing and investing activities:
Right-of-use assets obtained in exchange for new operating lease obligations	$28.6	$—
Retirement of ordinary shares	$17.9	$29.4
Dividends on restricted stock units	$(0.3)	$(0.3)
Purchase of a business	$—	$1.2
Sale of an investment	$0.6	$—
See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(Unaudited) (U.S. dollars in millions, except share data)

	Ordinary Shares Outstanding	Ordinary Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Fresh Del Monte Produce Inc. Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interest
Balance as of December 28, 2018	48,442,296	$0.5	$527.1	$1,206.0	$(41.6)	$1,692.0	$25.8	$1,717.8	$51.8
Exercises of stock options	13,250	—	0.2	—	—	0.2	—	0.2	—
Issuance of restricted stock awards	30,891	—	—	—	—	—	—	—	—
Issuance of restricted stock units	165,318	—	—	—	—	—	—	—	—
Share-based payment expense	—	—	4.2	—	—	4.2	—	4.2	—
Cumulative effect adjustment of ASC 842 related to leases	—	—	—	(3.0)	—	(3.0)	—	(3.0)	—
Capital contribution from, distribution to noncontrolling interests	—	—	—	—	—	—	(0.3)	(0.3)	(0.2)
Dividend declared	—	—	—	—	—	—	—	—	—
Comprehensive income:
Net (loss) income	—	—	—	36.1	—	36.1	(0.1)	36.0	1.2
Unrealized loss on derivatives, net of tax	—	—	—	—	(4.1)	(4.1)	—	(4.1)	—
Net unrealized foreign currency translation loss	—	—	—	—	(0.8)	(0.8)	—	(0.8)	—
Change in retirement benefit adjustment, net of tax	—	—	—	—	(0.1)	(0.1)	—	(0.1)	—
Comprehensive income (loss)						31.1	(0.1)	31.0	1.2
Balance as of March 29, 2019	48,651,755	$0.5	$531.5	$1,239.1	$(46.6)	$1,724.5	$25.4	$1,749.9	$52.8
Exercises of stock options	5,000	—	0.1	—	—	0.1	—	0.1	—
Issuance of restricted stock awards	2,830	—	—	—	—	—	—	—	—
Issuance of restricted stock units	7,077	—		—	—	—	—	—	—
Share-based payment expense	—	—	1.9	—	—	1.9	—	1.9	—
Capital contribution from, distribution to noncontrolling interests	—	—	—	—	—	—	(0.1)	(0.1)	0.1
Repurchase and retirement of ordinary shares	(365,569)	—	(2.8)	(6.4)	—	(9.2)	—	(9.2)	—
Dividend declared	—	—	—	—	—	—	—	—	—
Comprehensive income:
Net (loss) income	—	—	—	38.1	—	38.1	(0.1)	38.0	0.9
Unrealized loss on derivatives,net of tax	—	—	—	—	(12.7)	(12.7)	—	(12.7)	—
Net unrealized foreign currency translation loss	—	—	—	—	0.5	0.5	—	0.5	—
Change in retirement benefit adjustment, net of tax	—	—	—	—	0.2	0.2	—	0.2	—
Comprehensive income (loss)						26.1	(0.1)	26.0	0.9
Balance as of June 28, 2019	48,301,093	$0.5	$530.7	$1,270.8	$(58.6)	$1,743.4	$25.2	$1,768.6	$53.8
Exercises of stock options	32,000	—	0.8	—	—	0.8	—	0.8	—
Issuance of restricted stock awards	—	—	—	—	—	—	—	—	—
Issuance of restricted stock units	38,869	—		—	—	—	—	—	—
Share-based payment expense	—	—	0.9	—	—	0.9	—	0.9	—
Capital contribution from, distribution to noncontrolling interests	—	—	—	—	—	—	(0.1)	(0.1)	—
Repurchase and retirement of ordinary shares	(357,493)	—	(2.6)	(6.1)	—	(8.7)	—	(8.7)	—
Dividend declared	—	—	0.3	(3.1)	—	(2.8)	—	(2.8)	—
Comprehensive income:
Net (loss) income	—	—	—	18.1	—	18.1	(1.3)	16.8	1.4
Unrealized loss on derivatives,net of tax	—	—	—	—	(4.5)	(4.5)	—	(4.5)	—
Net unrealized foreign currency translation loss	—	—	—	—	(6.5)	(6.5)	—	(6.5)	—
Change in retirement benefit adjustment, net of tax	—	—	—	—	0.3	0.3	—	0.3	—
Comprehensive income (loss)						7.4	(1.3)	6.1	1.4
Balance as of September 27, 2019	48,014,469	$0.5	$530.1	$1,279.7	$(69.3)	$1,741.0	$23.8	$1,764.8	$55.2

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(Unaudited) (U.S. dollars in millions, except share data)

	Ordinary Shares Outstanding	Ordinary Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Fresh Del Monte Produce Inc. Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interest
Balance as of December 29, 2017	48,759,481	$0.5	$522.5	$1,275.0	$(30.6)	$1,767.4	$23.8	$1,791.2	$—
Exercises of stock options	17,500	—	0.7	—	—	0.7	—	0.7	—
Issuance of restricted stock awards	21,304	—	—	—	—	—	—	—	—
Issuance of restricted stock units	159,632	—	—	—	—	—	—	—	—
Share-based payment expense	—	—	4.7	—	—	4.7	—	4.7	—
Cumulative effect adjustment of ASC 606 related to revenue recognition transition	—	—	—	(0.1)	—	(0.1)	—	(0.1)	—
Capital contribution from, distribution to noncontrolling interests	—	—	0.5	—	—	0.5	(0.5)	—	—
Fair value of redeemable noncontrolling interest resulting from business combination	—	—	—	—	—	—	—	—	39.1
Repurchase and retirement of ordinary shares	(182,013)	—	(2.7)	(5.7)	—	(8.4)	—	(8.4)	—
Dividend declared	—	—	—	(7.3)	—	(7.3)	—	(7.3)	—
Comprehensive income:
Net (loss) income	—	—	—	41.5	—	41.5	1.3	42.8	0.4
Unrealized loss on derivatives, net of tax	—	—	—	—	(1.8)	(1.8)	—	(1.8)	—
Net unrealized foreign currency translation loss	—	—	—	—	4.3	4.3	—	4.3	—
Change in retirement benefit adjustment, net of tax	—	—	—	—	0.1	0.1	—	0.1	—
Comprehensive income (loss)						44.1	1.3	45.4	0.4
Balance as of March 30, 2018	48,775,904	$0.5	$525.7	$1,303.4	$(28.0)	$1,801.6	$24.6	$1,826.2	$39.5
Exercises of stock options	19,000	—	0.3	—	—	0.3	—	0.3	—
Issuance of restricted stock units	20,622	—	—	—	—	—	—	—	—
Share-based payment expense	—	—	2.4	—	—	2.4	—	2.4	—
Capital contribution from, distribution to noncontrolling interests	—	—	—	—	—	—	0.8	0.8	—
Repurchase and retirement of ordinary shares	(36,219)	—	(0.5)	(1.2)	—	(1.7)	—	(1.7)	—
Dividend declared	—	—	0.2	(7.5)	—	(7.3)	—	(7.3)	—
Comprehensive income:
Net (loss) income	—	—	—	(7.9)	—	(7.9)	1.0	(6.9)	1.3
Unrealized loss on derivatives, net of tax	—	—	—	—	4.7	4.7	—	4.7	—
Net unrealized foreign currency translation loss	—	—	—	—	(9.1)	(9.1)	—	(9.1)	—
Change in retirement benefit adjustment, net of tax	—	—	—	—	0.4	0.4	—	0.4	—
Comprehensive (loss) income						(11.9)	1.0	(10.9)	1.3
Balance at June 29, 2018	48,779,307	$0.5	$528.1	$1,286.8	$(32.0)	$1,783.4	$26.4	$1,809.8	$40.8
Exercises of stock options	2,000	—	—	—	—	—	—	—	—
Issuance of restricted stock awards	1,687	—	—	—	—	—	—	—	—
Issuance of restricted stock units	105,277	—	—	—	—	—	—	—	—
Share-based payment expense	—	—	1.8	—	—	1.8	—	1.8	—
Deferred tax adjustment related to Trademarks (ASU 2016-16)	—	—	—	3.1	—	3.1	—	3.1	—
Repurchase and retirement of ordinary shares	(512,300)	—	(5.7)	(13.9)	—	(19.6)	—	(19.6)	—
Dividend declared	—	—	0.1	(7.3)	—	(7.2)	—	(7.2)	—
Comprehensive income:
Net (loss) income	—	—	—	(21.5)	—	(21.5)	(0.6)	(22.1)	1.0
Unrealized loss on derivatives, net of tax	—	—	—	—	3.5	3.5	—	3.5	—
Net unrealized foreign currency translation loss	—	—	—	—	(0.7)	(0.7)	(0.1)	(0.8)	—
Change in retirement benefit adjustment, net of tax	—	—	—	—	0.5	0.5	—	0.5	—
Comprehensive (loss) income						(18.2)	(0.7)	(18.9)	1.0
Balance at September, 28, 2018	48,375,971	$0.5	$524.3	$1,247.2	$(28.7)	$1,743.3	$25.7	$1,769.0	$41.8
See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  General

Reference in this Report to "Fresh Del Monte", “we”, “our” and “us” and the “Company” refer to Fresh Del Monte Produce Inc. and its subsidiaries, unless the context indicates otherwise.

We were incorporated under the laws of the Cayman Islands in 1996 and are engaged primarily in the worldwide production, transportation and marketing of fresh produce and prepared food products. We source our products, which include bananas, pineapples, melons and nontropical fruit (including grapes, apples, citrus, blueberries, strawberries, pears, peaches, plums, nectarines, cherries and kiwis), avocados, and vegetables, primarily from Central America, South America, North America, Africa and the Philippines. We also source products from Europe and the Middle East and distribute our products in North America, Europe, Middle East, Asia, South America and Africa. Products are sourced from our company-owned farms, through joint venture arrangements and through supply contracts with independent growers. We have the exclusive right to use the DEL MONTE® brand for fresh fruit, fresh vegetables and other fresh and fresh-cut produce and certain other specified products on a royalty-free basis under a worldwide, perpetual license from Del Monte Corporation, an unaffiliated company that owns the DEL MONTE® trademark. We are also a producer, marketer and distributor of prepared fruit and vegetables, juices and snacks and we hold a perpetual, royalty-free license to use the DEL MONTE® brand for prepared foods throughout Europe, Africa, the Middle East and certain Central Asian countries. Del Monte Corporation and several other unaffiliated companies manufacture, distribute and sell under the DEL MONTE® brand canned or processed fruit, vegetables and other produce, as well as dried fruit, snacks and other products in certain geographic regions. We can also produce, market and distribute certain prepared food products in North America utilizing the DEL MONTE® brand through agreements established with Del Monte Foods, Inc.

The accompanying unaudited Consolidated Financial Statements for the quarter and nine months ended September 27, 2019 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for fair presentation have been included. Operating results for the quarter and nine months ended September 27, 2019 are subject to significant seasonal variations and are not necessarily indicative of the results that may be expected for the year ending December 27, 2019. Certain reclassification of prior period balances have been made to conform to current presentation. For further information, refer to the Consolidated Financial Statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 28, 2018.

We are required to evaluate events occurring after September 27, 2019 for recognition and disclosure in the unaudited Consolidated Financial Statements for the quarter and nine months ended September 27, 2019. Events are evaluated based on whether they represent information existing as of September 27, 2019, which require recognition in the unaudited Consolidated Financial Statements, or new events occurring after September 27, 2019, which do not require recognition but require disclosure if the event is significant to the unaudited Consolidated Financial Statements. We evaluated events occurring subsequent to September 27, 2019 through the date of issuance of these unaudited Consolidated Financial Statements.

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

See Note 9, "Leases" for more information.

New Accounting Pronouncements Not Yet Adopted

In April 2019, the FASB issued ASU 2019-04, Codification Improvements , Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. This ASU provides amendments which will affect the recognition and measurement of financial instruments, including derivatives and hedging. These amendments will be effective for us beginning the first day of our 2020 fiscal year. We are evaluating the impact of the adoption of this ASU on our financial condition, results of operations and cash flows, and, as such, we are not able to estimate the effect the adoption of the new standard will have on our financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Measurement of Credit Losses on Financial Instruments,
and subsequent amendments to the guidance, ASU 2018-19 in November 2018 and ASU 2019-05 in May 2019 including codification improvements to Topic 326 in ASU 2019-04. The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. The amendment will affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2018-19 clarifies that receivables arising from operating leases are accounted for using lease guidance and not as financial instruments. ASU 2019-05 provides entities that have certain instruments with an option to irrevocably elect the fair value option. The amendments should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. This ASU will be effective for us beginning the first day of our 2020 fiscal year. Early adoption is permitted beginning the first day of our 2019 fiscal year. We have commenced an initial analysis, conducted internal learning initiatives and have a team in place to evaluate the disclosure requirements and analyze the impact of the adoption of this ASU on our financial condition, results of operations and cash flows. We have begun evaluating possible scenarios for estimating credit losses based on the expected loss model and developing related disclosures. It is premature to estimate the effect the adoption of the new standard will have on our financial statements.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

3.  Asset Impairment and Other Charges, Net

The following represents a summary of asset impairment and other charges, net recorded during the quarters and nine months ended September 27, 2019 and September 28, 2018 (U.S. dollars in millions):

	Quarter ended			Nine months ended
	September 27, 2019			September 27, 2019
	Long-lived and other asset impairment	Exit activity and other charges	Total	Long-lived and other asset impairment	Exit activity and other charges	Total
Banana segment:
Philippine asset impairment of low producing areas in our existing operations	$4.7	$—	$4.7	$4.7	$—	$4.7
Philippine previously announced exit activities of certain areas	—	—	—	—	0.5	0.5
Fresh and value-added products segment:
Impairment of equity investment (1)	—	—	—	2.9	—	2.9
Other fresh and value-added products segment charges	—	—	—	0.4	—	0.4
Total asset impairment and other charges, net	$4.7	$—	$4.7	$8.0	$0.5	$8.5

	Quarter ended			Nine months ended
	September 28, 2018			September 28, 2018
	Long-lived and other asset impairment	Exit activity and other charges	Total	Long-lived and other asset impairment	Exit activity and other charges (credits)	Total
Banana segment:
Philippine exit activities of certain low-yield areas	$11.8	$0.3	$12.1	$30.0	$0.3	$30.3
Underutilized assets in Central America	1.1	—	$1.1	1.1	—	1.1
Fresh and value added products segment:
Acquisition costs related to Mann Packing (2)	—	—	—	—	2.6	2.6
Chile severance due to restructuring as a result of cost reduction initiatives	—	0.8	0.8	—	2.5	2.5
Underutilized assets in Central America	0.5	—	0.5	0.5	—	0.5
Sanger insurance recoveries due to inclement weather conditions	—	—	—	—	(0.9)	(0.9)
Other fresh and value-added segment charges	—	—	—	—	0.3	0.3
Total asset impairment and other charges, net	$13.4	$1.1	$14.5	$31.6	$4.8	$36.4

(1) Equity investment relates to our 10% equity ownership interest in Three Limes, Inc., d/b/a The Purple Carrot, which was sold at a loss during the nine months ended September 27, 2019. Refer to Note 16, "Fair Value Measurements."
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

3.  Asset Impairment and Other Charges, Net (continued)

Exit Activity and Other Reserves

Exit activity and other reserve balances are recorded in the Consolidated Balance Sheets in accounts payable and accrued expenses for the current portion and in other noncurrent liabilities for the noncurrent portion. The following is a rollforward of 2019 exit activity and other reserves (U.S. dollars in millions):

	Exit activity and other reserve balance at December 28, 2018	Impact to earnings	Cash paid	Foreign exchange impact	Exit activity and other reserve balance at September 27, 2019
Contract termination and other exit activity charges	$0.5	0.5	(0.9)	—	$0.1
	$0.5	$0.5	$(0.9)	$—	$0.1

During the nine months ended September 27, 2019, we paid approximately $0.9 million in contract terminations related to the previously announced Philippines restructuring, and we expect to make the remaining payment of $0.1 million during 2019. We do not expect additional charges related to the exit activities mentioned above that would significantly impact our results of operations or financial condition.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

4.  Acquisition (continued)

Our consolidated results include the following financial information of Mann Packing for the partial period from February 27, 2018 to September 28, 2018:

Period from February 27, 2018 to September 28, 2018
Net sales	$339.9
Net income attributable to Fresh Del Monte Produce, Inc.	$(1.7)

The following unaudited pro forma combined financial information presents our results including Mann Packing as if the business combination had occurred at the beginning of fiscal year 2018:

	Nine months ended
	September 28, 2018
Net sales	$3,527.0
Net income attributable to Fresh Del Monte Produce, Inc.	$14.2	(1)

(1) Unaudited pro forma results for the nine months ended September 28, 2018 were positively adjusted by $9.6 million, consisting of $11.5 million of nonrecurring transaction related compensation benefits, advisory, legal, accounting, valuation and other professional fees, partially offset by $1.9 million of interest expense as a result of increased borrowings under our Credit Facility.

5. Income Taxes

In connection with a current examination of the tax returns in two foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing aggregating approximately $153.8 million (including interest and penalties) for tax years 2012 through 2016.  We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities as we believe that the proposed adjustments are without technical merit. We will continue to vigorously contest the adjustments and expect to exhaust all administrative and judicial remedies necessary to resolve the matters, which could be a lengthy process.   We regularly assess the likelihood of adverse outcomes resulting from examinations such as these to determine the adequacy of our tax reserves. Accordingly, we have not accrued any additional amounts based upon the proposed adjustments. There can be no assurance that these matters will be resolved in our favor, and an adverse outcome of either matter, or any future tax examinations involving similar assertions, could have a material effect on our financial condition, results of operations and cash flows.

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

The following table details the advances to growers and suppliers including the related allowance based on their credit risk profile (U.S. dollars in millions):

	September 27, 2019		December 28, 2018
	Short-term	Long-term	Short-term	Long-term
Gross advances to growers and suppliers	$47.4	$2.1	$51.9	$3.7
Allowance for advances to growers and suppliers (past due)	(2.7)	(0.1)	(2.1)	(0.7)
Net advances to growers and suppliers	$44.7	$2.0	$49.8	$3.0

The short-term and long-term portions of the financing receivables included above are classified in the Consolidated Balance Sheets in other accounts receivable and other noncurrent assets.

The allowance for advances to growers and suppliers and the related financing receivables for the quarters and nine months ended September 27, 2019 and September 28, 2018 were as follows (U.S. dollars in millions):

	Quarter ended		Nine months ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Allowance for advances to growers and suppliers:
Balance, beginning of period	$2.8	$2.8	$2.8	$2.9
Provision for uncollectible amounts	—	—	—	0.8
Deductions to allowance related to write-offs	—	—	—	(0.9)
Balance, end of period	$2.8	$2.8	$2.8	$2.8

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

Stock-based compensation expense related to stock options, restricted stock awards ("RSAs"), restricted stock units ("RSUs") and performance stock units ("PSUs") is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and is comprised as follows (U.S. dollars in millions):

	Quarter ended		Nine months ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Stock options	$—	$—	$—	$0.1
RSUs/PSUs	0.9	1.7	6.0	7.6
RSAs	—	0.1	1.0	1.1
Total	$0.9	$1.8	$7.0	$8.8

We received proceeds from the exercise of stock-based options of $1.1 million for the nine months ended September 27, 2019 and $0.8 million for the nine months ended September 28, 2018.

Restricted Stock Awards

A share of restricted stock is one of our ordinary shares that has restrictions on transferability until certain vesting conditions are met.

For RSAs awarded under the 2014 Plan, 50% of each award of our restricted stock vested on the date it was granted. The remaining 50% of each award vests upon the six-month anniversary of the date on which the recipient ceases to serve as a member of our Board of Directors. Restricted stock awarded during the nine months ended September 27, 2019 and September 28, 2018 allow directors to retain all of their awards once they cease to serve as a member of our Board of Directors and is considered a nonsubstantive service condition in accordance with the guidance provided by ASC 718 on “Compensation – Stock Compensation.”  Accordingly, we recognize compensation cost immediately for restricted stock awards granted to non-management members of the Board of Directors.

The following table lists RSAs awarded under the 2014 plan for the nine months ended September 27, 2019 and September 28, 2018:

Date of award	Shares of restricted stock awarded	Price per share
Awards for the nine months 2019
May 1, 2019	2,830	$29.44
January 2, 2019	30,891	28.32
Awards for the nine months 2018
August 2, 2018	1,687	49.38
January 2, 2018	21,304	46.93

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

The following table lists the various RSUs and PSUs awarded under the 2014 Plan for the nine months ended September 27, 2019 and September 28, 2018 (U.S. dollars in millions, except share and per share data):

Date of award		Type of award	Units awarded	Price per share
Awards for the nine months 2019
July 31, 2019		PSU	4,250	$30.33
March 25, 2019		RSU	5,000	26.55
February 20, 2019		PSU	85,000	27.71
February 20, 2019		RSU	133,750	27.71
Awards for the nine months 2018
June 25, 2018		RSU	2,000	44.78
February 21, 2018	(1)	PSU	85,000	46.35
February 21, 2018		RSU	125,000	46.35

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

8.  Inventories, net

Inventories consisted of the following (U.S. dollars in millions):

	September 27, 2019	December 28, 2018
Finished goods	$204.6	$217.4
Raw materials and packaging supplies	162.1	167.0
Growing crops	170.3	180.9
Total inventories, net	$537.0	$565.3

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

9. Leases (continued)

Lease Position

The following table presents the lease-related assets and liabilities recorded on the balance sheet as of September 27, 2019 (U.S. dollars in millions):

Classification on the Balance Sheet		September 27, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$168.2
Finance lease assets	Property, plant and equipment, net	1.2
Total lease assets		$169.4

Liabilities
Current
Operating	Current maturities of operating leases	$39.9
Finance	Current maturities of debt and finance leases	0.4
Noncurrent
Operating	Operating leases, less current maturities	100.5
Finance	Long-term debt and finance leases, less current maturities	0.3
Total lease liabilities		$141.1

Weighted-average remaining lease term:
Operating leases		7.9 years
Finance leases		2.0 years
Weighted-average discount rate:
Operating leases (1)		8.27%
Finance leases		4.40%
(1) Upon adoption of the new lease standard, discount rates used for existing leases were established at December 29, 2018.

Lease Costs

The following table presents certain information related to the lease costs for finance and operating leases for the quarter and nine months ended September 27, 2019 (U.S. dollars in millions):

	September 27, 2019
	Quarter ended	Nine months ended
Finance lease cost
Amortization of lease assets	$—	$0.1
Operating lease cost	22.9	69.6
Short-term lease cost	2.0	6.3
Variable lease cost	1.6	4.5
Total lease cost	$26.5	$80.5

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

9 . Leases (continued)

Other Information

The following table presents supplemental cash flow information related to the leases for the quarter and nine months ended September 27, 2019 (U.S. dollars in millions):

	September 27, 2019
	Quarter ended	Nine months ended
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$20.5	$62.6
Financing cash flows for finance leases	0.1	0.4

The changes in the operating lease right-of-use assets were $28.6 million, and $21.6 million for the changes in the liability accounts recorded in connection with the recognition of operating lease expenses for the nine months ended September 27, 2019. These changes have been reflected within Other noncurrent asset and liabilities in our Consolidated Statement of Cash Flows.

Undiscounted Cash Flows

The following table reconciles the undiscounted cash flows for each of the first five years and total remaining years to the finance lease liabilities and operating lease liabilities recorded on the balance sheet as of September 27, 2019 (U.S. dollars in millions):

	Operating Leases	Finance Leases
Remainder of 2019	$27.4	$0.1
2020	39.2	0.3
2021	27.1	0.2
2022	19.1	0.1
2023	16.8	—
Thereafter	80.4	—
Total lease payments	210.0	0.7
Less: imputed interest	69.6	—
Total lease liabilities	$140.4	$0.7

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

10.  Debt and Finance Lease Obligations

The following is a summary of long-term debt and finance lease obligations (U.S. dollars in millions):

	September 27, 2019	December 28, 2018
Senior unsecured revolving credit facility (see Credit Facility below)	$589.0	$661.3
Finance lease obligations	0.7	1.1
Total debt and finance lease obligations	589.7	662.4
Less: Current maturities	(0.4)	(0.5)
Long-term debt and finance lease obligations	$589.3	$661.9

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

On September 27, 2018, we amended certain covenant ratios of our Credit Facility. On February 27, 2018, we exercised an option to increase the total commitments under the Credit Facility from $800 million to $1.1 billion. Our debt issuance costs of $0.1 million are included in other noncurrent assets on our Consolidated Balance Sheets as of the nine months ended September 27, 2019.

We have a renewable 364-day, $25.0 million commercial stand-by letter of credit facility with Rabobank Nederland.

The following is a summary of the material terms of the Credit Facility and other working capital facilities at September 27, 2019 (U.S. dollars in millions):

	Term	Maturity date	Interest rate	Borrowing limit	Available borrowings
Bank of America credit facility	5 years	April 15, 2020	3.60%	$1,100.0	$511.0
Rabobank letter of credit facility	364 days	June 17, 2020	Varies	25.0	16.3
Other working capital facilities	Varies	Varies	Varies	26.3	17.6
				$1,151.3	$544.9

The current margin for LIBOR advances is 1.50%. We intend to use funds borrowed under the Credit Facility from time to time for general corporate purposes, working capital, capital expenditures and other investment opportunities.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

10.  Debt and Finance Lease Obligations (continued)
The Credit Facility requires us to comply with financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers. As of September 27, 2019, we were in compliance with all of the covenants contained in the Credit Facility. The Credit Facility is unsecured and is guaranteed by certain of our subsidiaries. The Credit Facility permits borrowings under the revolving commitment with an interest rate determined based on our leverage ratio and spread over LIBOR. In addition, we pay a fee on unused commitments.

As of September 27, 2019, we applied $8.7 million to the Rabobank Nederland and Bank of America letter of credit facilities in respect of certain contingent obligations and other governmental agency guarantees combined with guarantees for purchases of raw materials and equipment and other trade related letters of credit. We also had $17.6 million in other letters of credit and bank guarantees not included in the Rabobank or Bank of America letter of credit facilities.

During 2018, we entered into interest rate swaps in order to hedge the risk of the fluctuation on future interest payments related to our variable rate LIBOR-based borrowings from our Credit Facility. We had interest rate swaps outstanding as of September 27, 2019. Refer to Note 15, “Derivative Financial Instruments”.

As a subsequent event, on October 1, 2019, we entered into a Second Amended and Restated Credit Agreement (as amended, the “Credit Agreement”) with Bank of America, N.A. as administrative agent and BofA Securities, Inc. as sole lead arranger and sole bookrunner and certain other lenders. The Credit Agreement provides for a five-year, $1.1 billion syndicated senior unsecured revolving credit facility maturing on October 1, 2024 (the “Credit Facility”), which replaces our prior revolving credit facility entered into on April 16, 2015, which was scheduled to expire on April 15, 2020. As a result, we reclassified our current maturing debt to long-term. Certain of our direct and indirect subsidiaries have guaranteed the obligations under the Credit Agreement.

Amounts borrowed under the Credit Facility accrue interest, at our election, at either (i) the Eurocurrency Rate (as defined in the Credit Agreement) plus a margin that ranges from 1.000% to 1.500% or (ii) the Base Rate (as defined in the Credit Agreement) plus a margin that ranges from 0% to 0.500%, in each case based on our Consolidated Leverage Ratio (as defined in the Credit Agreement). The Credit Agreement revised the interest rate grid to provide for five pricing levels for interest rate margins, as compared to three pricing levels in the prior credit facility.

The Credit Agreement provides for an accordion feature that permits us, without the consent of the other lenders, to request that one or more lenders provide us with increases in revolving credit facility or term loans up to an aggregate of $300 million (“Incremental Increases”). The aggregate amount of Incremental Increases can be further increased to the extent that after giving effect to the proposed increase in revolving credit facility commitments or term loans our Consolidated Leverage Ratio, on a pro forma basis, would not exceed 2.5 to 1. Our ability to request such increases in the revolving credit facility or term loans is subject to our compliance with customary conditions set forth in the Credit Agreement including compliance, on a pro forma basis, with the financial covenants and ratios set forth therein. Upon our request, each lender may decide, in its sole discretion, whether to increase all or a portion of its revolving credit facility commitment or provide term loans.

The Credit Agreement provides covenants substantially the same as those contained in the prior credit agreement, except that (1) the restricted payments covenant has been revised to permit us to declare or pay cash dividends in any fiscal year up to an amount that does not exceed the greater of (i) an amount equal to the greater of (A) 50% of the Consolidated Net Income (as defined in the Credit Agreement) for the immediately preceding fiscal year or (B) $25 million or (ii) the greatest amount which would not cause the Consolidated Leverage Ratio (determined on a pro forma basis) to exceed 3.25 to 1.00 and (2) the restricted payments covenant has been revised to provide an allowance for stock repurchases to be an amount not exceeding the greater of (i) $150 million in the aggregate or (ii) the amount that, after giving pro forma effect thereto and any related borrowings, will not cause the Consolidated Leverage Ratio to exceed 3.25 to 1.00. All other material terms of the prior credit agreement remain unchanged.

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

The estimates are between $13.3 million and $28.7 million. The estimate on which our accrual is based, totals $13.3 million. As of September 27, 2019, we recorded $13.0 million included in other noncurrent liabilities and $0.3 million included in accounts payable and accrued expenses in our Consolidated Balance Sheets for the Kunia Well Site clean-up. We expect to expend approximately $0.3 million in 2019, $1.1 million in 2020, $1.0 million in 2021 and $0.9 million in each of the years 2022 and 2023, and the remaining amounts to be expended in subsequent years.

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

Business Litigation

On March 14, 2019, we settled a business transaction litigation matter for $17.0 million in our favor. The settlement resulted in a gain of approximately $16.0 million, net of $1.0 million related to other miscellaneous expenses and is included in other income, net on our Consolidated Statements of Operations.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

12.  Earnings Per Share

Basic and diluted net income per ordinary share is calculated as follows (U.S. dollars in millions, except share and per share data):

	Quarter ended		Nine months ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Numerator:
Net income (loss) attributable to Fresh Del Monte Produce Inc.	$18.1	$(21.5)	$92.3	$12.1

Denominator:
Weighted average number of ordinary shares - Basic	48,069,733	48,570,696	48,383,625	48,701,840
Effect of dilutive securities - share-based employee options and awards	47,256	—	100,137	211,595
Weighted average number of ordinary shares - Diluted	48,116,989	48,570,696	48,483,762	48,913,435

Antidilutive awards (1)	218,241	620,017	218,241	313,218

Net income (loss) per ordinary share attributable to Fresh Del Monte Produce Inc.:
Basic	$0.38	$(0.44)	$1.91	$0.25
Diluted	$0.38	$(0.44)	$1.90	$0.25

(1)	Certain unvested RSUs and PSUs are not included in the calculation of net income per ordinary share because the effect would have been antidilutive.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

13.  Retirement and Other Employee Benefits

The following table sets forth the net periodic benefit costs of our defined benefit pension plans and post-retirement benefit plans (U.S. dollars in millions):

	Quarter ended		Nine months ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Service cost	$1.4	$1.5	$4.1	$4.5
Interest cost	1.7	1.6	5.1	4.8
Expected return on assets	(0.8)	(0.9)	(2.4)	(2.7)
Amortization of net actuarial loss	0.1	0.2	0.4	0.6
Net periodic benefit costs	$2.4	$2.4	$7.2	$7.2

We provide certain other retirement benefits to certain employees who are not U.S.-based and are not included above. Generally, benefits under these programs are based on an employee’s length of service and level of compensation. These programs are immaterial to our consolidated financial statements. The net periodic benefit costs related to other non-U.S.-based plans is $0.7 million for the quarters ended September 27, 2019 and September 28, 2018. The net periodic benefit costs related to other non-U.S.-based plans is $2.2 million for the nine months ended September 27, 2019 and $2.0 million for the nine months ended September 28, 2018.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

14.  Business Segment Data

We are principally engaged in the production, distribution and marketing of fresh and value-added products and bananas. Our products are sold in markets throughout the world with our major producing operations located in North, Central and South America, Europe, Asia and Africa.

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

Fresh and value-added products includes pineapples, melons, non-tropical fruit (including grapes, apples, citrus, blueberries, strawberries, pears, peaches, plums, nectarines, cherries and kiwis), other fruit and vegetables, avocados, fresh-cut fruit and vegetables, prepared fruit and vegetables, juices, other beverages, prepared meals and snacks. Other products and services includes poultry and meat products, plastic products and third-party freight services.

We evaluate performance based on several factors, of which net sales and gross profit by product are the primary financial measures (U.S. dollars in millions):

	Quarter ended
	September 27, 2019		September 28, 2018
Segments:	Net Sales	Gross Profit	Net Sales		Gross Profit
Fresh and value-added products	$652.9	$53.9	$639.9		$42.3
Banana	385.8	16.5	397.4		10.3
Other products and services	31.5	4.3	32.2		—
Totals	$1,070.2	$74.7	$1,069.5		$52.6

	Nine months ended
	September 27, 2019		September 28, 2018
Segments:	Net Sales	Gross Profit	Net Sales		Gross Profit
Fresh and value-added products	$2,107.2	$173.4	$2,037.1	(1)	$144.8	(1)
Banana	1,257.3	84.5	1,308.3		86.2
Other products and services	99.3	6.4	102.6		6.4
Totals	$3,463.8	$264.3	$3,448.0		$237.4

	Quarter ended		Nine months ended
Net Sales by geographic region:	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
North America	$720.8	$709.3	$2,286.4	$2,187.5	(1)
Europe	140.4	137.5	482.9	507.4
Asia	99.6	110.1	351.4	358.6
Middle East	103.4	104.2	310.5	346.1
Other	6.0	8.4	32.6	48.4
Totals	$1,070.2	$1,069.5	$3,463.8	$3,448.0

(1) Includes Net Sales of $339.9 million and Gross Profit of $23.6 million for the period from February 27, 2018 to September 28, 2018 related to Mann Packing. Refer to Note 4, “Acquisition”, for further discussion on the Mann Packing acquisition.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

14.  Business Segment Data (continued)

The following table indicates our net sales by product and the percentage of the total:

	Quarter ended				Nine months ended
	September 27, 2019		September 28, 2018		September 27, 2019		September 28, 2018
Fresh and value-added products:
Fresh-cut fruit	145.3	14%	131.7	12%	410.9	12%	396.3	11%
Fresh-cut vegetables	123.9	12%	122.8	12%	367.8	10%	310.7	9%
Gold pineapples	102.0	10%	112.3	11%	339.4	10%	371.8	11%
Avocados	98.0	9%	84.7	8%	311.6	9%	263.9	8%
Non-tropical fruit	32.2	3%	41.6	4%	163.1	5%	197.5	6%
Prepared foods	67.7	6%	61.4	6%	200.1	6%	184.6	5%
Melons	5.1	—%	5.2	—%	74.8	2%	90.8	3%
Tomatoes	12.2	1%	14.9	1%	41.1	1%	50.0	1%
Vegetables	45.6	4%	39.5	4%	130.0	4%	101.6	3%
Other fruit and vegetables	20.9	2%	25.8	2%	68.4	2%	69.9	2%
Total fresh and value-added products	$652.9	61%	$639.9	60%	$2,107.2	61%	$2,037.1	59%
Banana	385.8	36%	397.4	37%	$1,257.3	36%	$1,308.3	38%
Other products and services	31.5	3%	32.2	3%	$99.3	3%	$102.6	3%
Totals	$1,070.2	100%	$1,069.5	100%	$3,463.8	100%	$3,448.0	100%

15.  Derivative Financial Instruments

Our derivative financial instruments reduce our exposure to fluctuations in foreign exchange rates and variable interest rates. We designate our derivative financial instruments as cash flow hedges.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

15.  Derivative Financial Instruments (continued)

Certain of our derivative instruments contain provisions that require the current credit relationship between us and our counterparty to be maintained throughout the term of the derivative instruments. If that credit relationship changes, certain provisions could be triggered, and the counterparty could request immediate collateralization of derivative instruments in net liability position above a certain threshold. There are derivative instruments with a credit-risk-related contingent feature that are in a liability position on September 27, 2019, however they are immaterial to our financial condition and results of operation. As of September 27, 2019, no triggering event has occurred and thus we are not required to post collateral. If the credit-risk-related contingent features underlying these agreements were triggered on September 27, 2019, we would not be required to post collateral to the counterparty, because the collateralization threshold has not been met.

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

The foreign currency forward contracts qualifying as cash flow hedges were designated as single-purpose cash flow hedges of forecasted cash flows.

We had the following outstanding foreign currency forward contracts as of September 27, 2019 (in millions):

Foreign currency contracts qualifying as cash flow hedges:	Notional amount
Euro	EUR	33.5
British pound	GBP	2.0
Japanese yen	JPY	7,826.2
Korean won	KRW	6,899.2

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

Gains or losses on interest rate swaps are recorded in other comprehensive income and will be subsequently reclassified into earnings as interest expense as the interest expense on debt is recognized in earnings. At September 27, 2019, the notional value of interest rate contracts outstanding was $400.0 million, $200.0 million maturing in 2024 and the remaining $200.0 million maturing in 2028. Refer to Note 10, “Debt and Finance Lease Obligations.”

The following table reflects the fair values of derivative instruments, which are designated as level 2 in the fair value hierarchy, as of September 27, 2019 and December 28, 2018 (U.S. dollars in millions):

	Derivatives designated as hedging instruments (1)
	Foreign exchange contracts		Interest rate swaps		Total
Balance Sheet location:	September 27, 2019	December 28, 2018	September 27, 2019(2)	December 28, 2018	September 27, 2019(2)	December 28, 2018
Asset derivatives:
Prepaid expenses and other current assets	$4.6	$1.6	$—	$—	$4.6	$1.6
Total asset derivatives	$4.6	$1.6	$—	$—	$4.6	$1.6

Liability derivatives:
Accounts payable and accrued expenses	$0.1	$0.8	$—	$—	$0.1	$0.8
Other long-term liabilities	—	—	35.9	7.6	35.9	7.6
Total liability derivatives	$0.1	$0.8	$35.9	$7.6	$36.0	$8.4

(1) See Note 16, "Fair Value Measurements", for fair value disclosures.
(2) We expect that $4.5 million of the net fair value of hedges recognized as a net gain in accumulated other comprehensive income ("AOCI") will be transferred to earnings during the next 12 months and the remaining net loss of $35.9 million over a period of 10 years, along with the earnings effect of the related forecasted transactions.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

15.  Derivative Financial Instruments (continued)

The following table reflects the effect of derivative instruments on the Consolidated Statements of Operations for the quarters and nine months ended September 27, 2019 and September 28, 2018 (U.S. dollars in millions):

Derivatives in effective cash flow hedging relationships	Amount of gain (loss) recognized in other comprehensive income on derivatives (effective portion)		Location of income (loss) reclassified from AOCI into income (effective portion)	Amount of income (loss) reclassified from AOCI into income (effective portion)
	Quarter ended			Quarter ended
	September 27, 2019	September 28, 2018		September 27, 2019	September 28, 2018
Foreign exchange contracts	$1.9	$(0.6)	Net sales	$2.4	$1.9
Foreign exchange contracts	—	—	Cost of products sold	0.5	(0.2)
Interest rate swaps	(7.3)	4.1	Interest expense	(0.6)	(0.8)
Total	$(5.4)	$3.5		$2.3	$0.9

	Nine months ended			Nine months ended
	September 27, 2019	September 28, 2018		September 27, 2019	September 28, 2018
Foreign exchange contracts	$3.0	$3.5	Net sales	$4.9	$2.0
Foreign exchange contracts	0.7	0.8	Cost of products sold	1.1	0.2
Interest rate swaps	(28.7)	2.1	Interest expense	(1.4)	(0.9)
Total	$(25.0)	$6.4		$4.6	$1.3

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

16.  Fair Value Measurements (continued)

The following table provides a summary of the fair values of assets and liabilities measured on a recurring basis under the ASC on “Fair Value Measurements and Disclosures” (U.S. dollars in millions):

Fair value measurements
	Foreign currency forward contracts, net asset		Interest rate contracts, net liability
	September 27, 2019	December 28, 2018	September 27, 2019	December 28, 2018
Quoted prices in active markets for identical assets (Level 1)	$—	$—	$—	$—
Significant observable inputs (Level 2)	4.5	0.8	(35.9)	(7.6)
Significant unobservable inputs (Level 3)	—	—	—	—

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

The fair value of the banana reporting unit's goodwill and the prepared food reporting unit's goodwill and remaining trade names and trademarks are highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets. We disclosed the sensitivity related to the banana reporting unit's goodwill and the prepared food reporting unit's trade names and trademarks in our notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2018. During the quarter and nine months ended September 27, 2019, continued underperformance in our prepared food business in Europe caused additional sensitivity that the prepared food reporting unit's goodwill is at risk for impairment. As of September 27, 2019, there was no impairment charge however we will continue to monitor consistent with our annual impairment review occurring during the fourth quarter.

As of September 27, 2019, $18.9 million of property, plant and equipment met the criteria of assets held for sale: $13.4 million are related to the discontinuance of tomato production assets including land, buildings and machinery and equipment in the United States in the fresh and value-added products segment; the remaining $5.5 million are related to vacant land located in the Kingdom of Saudi Arabia. These assets are recognized at the lower of cost or fair value less cost to sell. During the nine months ended September 27, 2019, we received proceeds of $41.0 million from the sale of certain tomato lands and recorded a gain on disposal of property, plant and equipment, net of $13.1 million.

The Company recorded asset impairment and other charges during the quarter ended September 27, 2019, that do not fall under the scope of fair value measurement. Refer to Note 3, "Asset Impairment and Other Charges, Net".

The following is a tabular presentation of the non-recurring fair value measurements recorded during the first nine months of 2019, along with the level within the fair value hierarchy in which the fair value measurement in their entirety fall (U.S. dollars in millions):

	Fair value measurements for the nine months ended September 27, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity Investment	$1.3	$—	$—	$1.3
	$1.3	$—	$—	$1.3

During the first quarter of 2019, we had a charge of $2.8 million in asset impairment and other charges, net related to an equity investment of $4.2 million in Purple Carrot. We calculated the fair value of $1.3 million using the market approach. The fair value of these assets are classified as Level 3 in the fair value hierarchy due to the mix of unobservable inputs utilized. During the second quarter of 2019, we sold the remaining equity investment in Purple Carrot, and we also had an additional charge of $0.1 million in asset impairment and other charges, net related to the sale.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

17.  Accumulated Other Comprehensive Income (Loss)

The following table includes the changes in accumulated other comprehensive (loss) income attributable to U.S. by component under the ASC on “Comprehensive Income” (U.S. dollars in millions):

	Changes in accumulated other comprehensive income (loss) by component (1)
	Nine months ended September 27, 2019
	Changes in fair Value of Effective cash Flow hedges		Foreign Currency Translation Adjustment		Retirement Benefit Adjustment	Total
Balance at December 28, 2018	$(5.8)		$(14.9)		$(20.9)	$(41.6)
Other comprehensive (loss) before
reclassifications	(16.7)	(3)	(6.8)	(2)	—	(23.5)
Amounts reclassified from accumulated
other comprehensive (loss) income	(4.6)		—		0.4	(4.2)
Net current period other comprehensive
(loss)	(21.3)		(6.8)		0.4	(27.7)
Balance at September 27, 2019	$(27.1)		$(21.7)		$(20.5)	$(69.3)

	Nine months ended September 28, 2018
Balance at December 29, 2017	$(1.4)		$(6.7)		$(22.5)	$(30.6)
Other comprehensive income (loss)
before reclassifications	7.7		(5.5)	(2)	0.4	2.6
Amounts reclassified from accumulated
other comprehensive (loss) income	(1.3)		—		0.6	(0.7)
Net current period other comprehensive
income (loss)	6.4		(5.5)		1.0	1.9
Balance at September 28, 2018	$5.0		$(12.2)		$(21.5)	$(28.7)

(1) All amounts are net of tax and noncontrolling interest.
(2) Includes a loss of $0.7 million and $1.2 million for the nine months ended September 27, 2019 and nine months ended September 28, 2018, on intra-entity foreign currency transactions that are of a long-term-investment nature.
(3) Includes a tax effect of $3.7 million for the nine months ended September 27, 2019.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

17.  Accumulated Other Comprehensive Income (Loss) (continued)

The following table includes details about amounts reclassified from accumulated other comprehensive (loss) income by component
(U.S. dollars in millions):

	Amount reclassified from accumulated other comprehensive income (loss)
	September 27, 2019		September 28, 2018
Details about accumulated other comprehensive income (loss) components	Quarter ended	Nine months ended	Quarter ended	Nine months ended	Affected line item in the statement where net income is present
Changes in fair value of effective cash flow hedges:
Foreign currency cash flow hedges	$(2.4)	$(4.9)	$(1.9)	$(2.0)	Net sales
Foreign currency cash flow hedges	(0.5)	(1.1)	0.2	(0.2)	Cost of products sold
Interest rate swaps	0.6	1.4	0.8	0.9	Interest expense
Total	$(2.3)	$(4.6)	$(0.9)	$(1.3)

Amortization of retirement benefits:
Actuarial losses (1)	0.1	0.4	0.2	0.6	Other expense, net
Total	$0.1	$0.4	$0.2	$0.6

(1) Refer to Note 13, "Retirement and Other Employee Benefits" for additional information on reclassification of certain net periodic pension costs due to adoption of ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost regarding the presentation of components of net periodic pension costs.

18.  Shareholders’ Equity

Our shareholders have authorized 50,000,000 preferred shares at $0.01 par value, of which none are issued or outstanding at September 27, 2019, and 200,000,000 ordinary shares at $0.01 par value, of which 48,014,469 are issued and outstanding at September 27, 2019.

Ordinary share activity is summarized as follows:

	Nine months ended
	September 27, 2019	September 28, 2018
Ordinary shares issued (retired) as a result of:
Stock option exercises	50,250	38,500
Restricted stock grants	33,721	22,991
Restricted and performance stock units	211,264	285,531
Ordinary shares repurchased and retired	(723,062)	(730,532)

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

18.  Shareholders’ Equity (continued)

On February 21, 2018, our Board of Directors approved a three-year stock repurchase program of up to $300.0 million of our ordinary shares. We have repurchased $37.5 million of ordinary shares, or 1,453,594 ordinary shares, under the aforementioned repurchase program and retired all the repurchased shares. As of September 27, 2019, we have a maximum dollar value of $262.5 million that we can purchase under the approved stock repurchase program.

Subsequent to the quarter ended September 27, 2019, we repurchased no ordinary shares.

Dividend activity is summarized as follows:

Nine months ended
September 27, 2019		September 28, 2018
Dividend Date	Cash Dividend Declared, per Ordinary Share	Dividend Date	Cash Dividend Declared, per Ordinary Share
September 6, 2019	$0.060	September 7, 2018	$0.150
		June 1, 2018	$0.150
		March 30, 2018	$0.150

We paid $2.9 million dividends in the nine months ended September 27, 2019 and $21.8 million in dividends in the nine months ended September 28, 2018.

As a subsequent event, on October 29, 2019, our Board of Directors declared an interim cash dividend of eight cents $0.08 per share, payable on December 6, 2019 to shareholders of record on November 13, 2019.

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

Fresh and value-added products include pineapples, melons, non-tropical fruit (including grapes, apples, citrus, blueberries, strawberries, pears, peaches, plums, nectarines, cherries and kiwis), other fruit and vegetables, avocados, fresh-cut fruit and vegetables, prepared fruit and vegetables, juices, other beverages, prepared meals and snacks. Other products and services includes poultry and meat products, plastic products and third-party freight services.

Our strategy to increase focus on value-added products remains on track in 2019 resulting with improvements in our gross profit, operating income and net income as compared with the prior year.

Results of Operations

The following tables present for each of the periods indicated (i) net sales by geographic region and (ii) net sales and gross profit by product segment, and in each case, the percentage of the total represented thereby (U.S. dollars in millions):

Net sales by geographic region:

	Quarter ended				Nine months ended
	September 27, 2019		September 28, 2018		September 27, 2019		September 28, 2018
North America	$720.8	67%	$709.3	66%	$2,286.4	66%	$2,187.5	63%
Europe	140.4	13%	137.5	13%	482.9	14%	507.4	15%
Asia	99.6	9%	110.1	10%	351.4	10%	358.6	10%
Middle East	103.4	10%	104.2	10%	310.5	9%	346.1	10%
Other	6.0	1%	8.4	1%	32.6	1%	48.4	2%
Totals	$1,070.2	100%	$1,069.5	100%	$3,463.8	100%	$3,448.0	100%

Segment net sales and gross profit:

	Quarter ended
	September 27, 2019				September 28, 2018
	Net Sales		Gross Profit		Net Sales		Gross Profit
Fresh and value-added products	$652.9	61%	$53.9	72%	$639.9	60%	$42.3	81%
Banana	385.8	36%	16.5	22%	397.4	37%	10.3	19%
Other products and services	31.5	3%	4.3	6%	32.2	3%	—	—%
Totals	$1,070.2	100%	$74.7	100%	$1,069.5	100%	$52.6	100%

	Nine months ended
	September 27, 2019				September 28, 2018
	Net Sales		Gross Profit		Net Sales		Gross Profit
Fresh and value-added products	$2,107.2	61%	$173.4	66%	$2,037.1	59%	$144.8	61%
Banana	1,257.3	36%	84.5	32%	1,308.3	38%	86.2	36%
Other products and services	99.3	3%	6.4	2%	102.6	3%	6.4	3%
Totals	$3,463.8	100%	$264.3	100%	$3,448.0	100%	$237.4	100%

Third Quarter 2019 Compared with Third Quarter of 2018

Net Sales. Net sales for the third quarter of 2019 were $1,070.2 million compared with $1,069.5 million for the third quarter of 2018. The slight increase in net sales of $0.7 million was principally attributable to higher net sales in our fresh and value-added business segment, partially offset by lower net sales in our banana and other products and services segments.

•
Net sales in the fresh and value-added products segment increased $13.0 million, primarily as a result of higher net sales of fresh-cut fruit, avocados and vegetables, partially offset by lower net sales of pineapples and non-tropical fruit.

◦
Net sales of fresh-cut fruit increased due to higher sales volumes and per unit sales price in North America primarily due to an expanded customer base and higher demand. Partially offsetting this increase were lower sales prices in Europe principally due to unfavorable exchange rates and lower sales volumes and per unit sales prices in the Middle East primarily the result of lower customer demand.

◦
Net sales of avocados increased due to higher per unit sales prices in North America primarily as a result of lower industry supplies from Mexico combined with continued strong customer demand. Partially offsetting this increase were lower sales volumes.

◦	Net sales of vegetables increased due to higher sales volumes and per unit sales price. During 2018 lettuce sales were negatively affected by industry recalls.

◦
Net sales of pineapples decreased primarily due to lower sales volumes in all of our regions, primarily as a result of lower production in our Costa Rica and Philippines operations principally due to adverse growing conditions. Partially offsetting this decrease were higher per unit sales prices in North America and Europe that resulted from lower supplies. Worldwide pineapple sales volume decreased 20% during the third quarter.

◦	Net sales of non-tropical fruit decreased principally due our rationalization of sales volumes resulting in planned reduction of certain low margin products.

•
Net sales of bananas decreased by $11.6 million principally due to lower net sales in North America and Asia, partially offset by higher net sales in the Middle East and Europe. Worldwide banana sales volume decreased 7%.

◦	North America banana net sales decreased due to lower sales volumes principally as a result of lower supplies from our Central America operations combined with lower customer demand.

◦	Asia banana net sales decreased primarily as a result of lower industry volumes, partially offset by higher per unit sales prices.

◦
Middle East banana net sales increased due to higher sales volumes as a result of increased shipments from Latin America. Also contributing to the increase in net sales were higher per unit sales prices primarily as a result of improved customer demand and an expanded customer base in various countries in the region.

◦
Europe banana net sales increased due to higher per unit sales prices primarily as a result of lower industry supplies. Partially offsetting this increase in per unit sales prices were unfavorable exchange rates.

Cost of Products Sold.  Cost of products sold was $995.5 million for the third quarter of 2019 compared with $1,016.9 million for the third quarter of 2018, a decrease of $21.4 million.  The decrease was primarily attributable to lower sales volumes in our banana and fresh and value-added business segments. Partially offsetting this decrease were: higher ocean freight cost, primarily a result of lower vessel utilization; higher fruit cost, primarily due to lower yields in our Central America growing operations; and higher avocado procurement costs primarily due to industry shortages.

Gross Profit. Gross profit was $74.7 million for the third quarter of 2019 compared with $52.6 million for the third quarter of 2018, an increase of $22.1 million.  This increase was attributable to higher gross profit in all of our business segments.

•
Gross profit in the fresh and value-added products segment increased $11.6 million principally due to higher gross profit on fresh-cut fruit, pineapples and vegetables, partially offset by lower gross profit on prepared products.

◦	Gross profit on fresh-cut fruit increased primarily due to higher sales volumes in North America combined with improved productivity which resulted in lower production costs.

◦
Gross profit on pineapples increased principally due to higher per unit sale prices in North America and Europe primarily as a result of lower industry volumes. Partially offsetting this increase in gross profit was higher ocean freight and fruit costs. Worldwide pineapple per unit sale prices increased 14% and per unit costs increased 7%.

◦	Gross profit on vegetables increased due to higher sales volumes and per unit sales prices primarily due to improved market conditions and higher customer demand in North America.

◦
Gross profit on prepared products decreased due to lower selling prices on canned pineapple and deciduous products as a result of high industry volumes and increased competition in the European market.

•
Gross profit in the banana segment increased $6.2 million primarily due to higher per unit selling prices in Asia, Europe and the Middle East principally as a result of lower industry supplies. Partially offsetting these increases were lower sales volumes in North America, Europe and Asia combined with higher ocean freight and fruit costs. Worldwide banana per unit sale prices increased 4% and per unit costs increased 3%.

•	Gross profit in the other products and services segment increased $4.3 million principally due to higher selling prices in our Jordanian poultry business.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $0.4 million from $49.4 million in the third quarter of 2018 to $49.8 million for the third quarter of 2019. The increase was principally due to higher selling expenses in the Middle East, partially offset by lower administrative expenses in North America.

Gain on Disposal of Property, Plant and Equipment, Net. The gain on disposal of property, plant and equipment, net, of $6.9 million during the third quarter of 2019 related primarily to the sale of surplus land in Florida. There was no gain on disposal of property, plant and equipment, net, during the third quarter of 2018.

Asset Impairment and Other Charges, Net. Asset impairment and other charges, net, was $4.7 million during the third quarter of 2019, as compared with $14.5 million during the third quarter of 2018.
Asset impairment and other charges, net, for the third quarter of 2019 were:

•	$4.7 million in asset impairments related to low-producing areas in our banana operations in the Philippines.
Asset impairment and other charges, net, for the third quarter of 2018 were:

•	$12.1 million in asset impairment charges and severance expense related to our decision to abandon certain low-yield areas in our banana operations in the Philippines;

•	$0.8 million in severance expense related to restructuring as a result of cost reduction initiatives in our Chilean non-tropical fruit operation; and

•	$1.6 million in asset impairment charges related to underutilized assets in Central America in the banana and other fresh produce segments.

Operating Income (Loss).  Operating income (loss) for the third quarter of 2019 increased by $38.4 million from a loss of $(11.3) million in the third quarter of 2018 to income of $27.1 million for the third quarter of 2019.  This increase was due to higher gross profit, a gain on disposal of property, plant and equipment, net and lower asset impairment and other charges, net. Partially offsetting these increases were higher selling, general and administrative expenses.

Interest Expense.  Interest expense was $6.0 million for the third quarter of 2019 as compared with $7.0 million for the third quarter of 2018. The decrease was due primarily to lower average loan balances.

Other (Expense) Income, Net.  Other (expense) income, net, was expense of $0.5 million for the third quarter of 2019 as compared with expense of $2.4 million for the third quarter of 2018. The decrease in other expense, net, of $1.9 million was principally attributable to foreign exchange gains recorded during the third quarter of 2019 as compared with foreign exchange losses during the third quarter of 2018.

Provision for Income Taxes. Provision for income taxes was $2.9 million for the third quarter of 2019 compared to $0.7 million for the third quarter of 2018. The increase in the provision for income taxes of $2.2 million is primarily due to higher earnings in certain higher tax jurisdictions.

First Nine Months of 2019 Compared with First Nine Months of 2018
Net Sales. Net sales for the first nine months of 2019 were $3,463.8 million compared with $3,448.0 million for the first nine months of 2018. The increase in net sales of $15.8 million is due to higher net sales in our fresh and value-added products segment, partially offset by lower net sales in the banana and other products and services segments.

•
Net sales in the fresh and value-added products segment increased $70.1 million principally as a result of higher net sales of fresh-cut vegetables, avocados, vegetables, meals and snacks and fresh-cut fruit, partially offset by lower net sales of non-tropical fruit, pineapples and melons.

◦
Net sales of fresh-cut vegetables increased primarily due to the sales of Mann Packing products in North America which was acquired at the end of February 2018 and higher per unit selling prices principally due to increased pricing and favorable product mix.

◦	Net sales of avocados increased due to higher sales volumes and per unit sales prices in North America principally as a result of tight industry supplies and higher customer demand.

◦
Net sales of vegetables increased primarily due to the sales of Mann Packing products in North America which was acquired at the end of February 2018 combined with higher sales volumes. During 2018 lettuce sales were negatively affected by industry recalls.

◦
Net sales of meals and snacks increased due to the sales of Mann Packing products in North America and higher selling prices. Also contributing to the increase were higher sales volumes in the Middle East and improved pricing in Europe.

◦
Net sales of fresh-cut fruit increased due to higher sales volumes and per unit sales price in North America primarily due to higher customer demand combined with an expanded customer base. Partially offsetting this increase were lower per unit sales prices and lower sales volumes in Europe and the Middle East, principally the result of lower demand. Worldwide fresh-cut fruit sales volume increased 4%.

◦
Net sales of non-tropical fruit decreased principally due to our rationalization of sales volumes resulting in planned reduction of certain low margin products. Contributing to this decrease in net sales of non-tropical fruit were lower net sales of apples and pears in the Middle East, grapes in North America and stonefruit in Asia.

◦
Net sales of pineapples decreased primarily due to lower sales volumes in all regions, as a result of lower production from our Costa Rica and Philippines operations. Partially offsetting this decrease were worldwide higher per unit sales prices. Worldwide pineapple sales volume decreased 15%.

◦
Net sales of melons decreased due to lower industry volumes resulting from unfavorable growing conditions in Central America which resulted in lower export quality fruit combined with lower production in our U.S. growing operations. Partially offsetting this decrease were higher per unit sales prices in North America.

•	Net sales of bananas decreased by $51.0 million principally due to lower net sales in all of our regions. Worldwide banana sales volume decreased 4%.

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

Cost of Products Sold. Cost of products sold was $3,199.5 million for the first nine months of 2019 compared with $3,210.6 million for the first nine months of 2018, a decrease of $11.1 million. The decrease was primarily attributable lower sales volumes in our banana and fresh and value added products segments. Partially offsetting this decrease were: the cost of product sold related to Mann Packing; higher ocean freight costs, primarily due to lower vessel utilization; higher fruit production costs, primarily the result of lower yields; and higher avocado procurement costs.
Gross Profit. Gross profit was $264.3 million for the first nine months of 2019 compared with $237.4 million for the first nine months of 2018, an increase of $26.9 million. This increase was attributable to higher gross profit in our fresh and value-added products segment, partially offset by a slight decrease in gross profit in our banana segment.

•
Gross profit in the fresh and value-added products segment increased $28.6 million principally due to higher gross profit on non-tropical fruit, melons, fresh-cut fruit, tomatoes and pineapples, partially offset by lower gross profit on prepared food products.

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

◦
Gross profit on fresh-cut fruit increased primarily due to higher sales volumes in North America combined with improved productivity which resulted in lower production costs. Partially offsetting this increase were lower selling prices in Europe and Asia.

◦
Gross profit on tomatoes increased principally due to higher per unit sales price. The discontinuance of our U.S. growing operations during late summer of 2018 resulted in improved margins during the first nine months of 2019.

◦
Gross profit on pineapples increased due to higher per unit sale prices in North America, principally as a result of lower industry volumes. Partially offsetting this increase in gross profit was lower sales volumes in all regions combined with higher ocean freight and fruit costs. Worldwide pineapple per unit sale prices increased 8% and per unit costs increased 3%.

◦	Gross profit on prepared food products decreased primarily due to lower selling prices on canned pineapples and deciduous products due to high industry volumes and increased competition in Europe.

•
Gross profit in the banana segment decreased by $1.7 million principally due to lower sales volumes in all of our regions, partially offset by higher per unit selling prices in Asia and North America. Also contributing to the decrease in gross profit were lower per unit sales price in Europe and the Middle East and higher ocean freight costs. Worldwide there was a slight increase in both banana per unit sale prices and per unit cost.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1.6 million from $147.9 million for the first nine months of 2018 to $146.3 million for the first nine months of 2019. The decrease was primarily due to lower administrative expenses in the Middle East, Europe and Asia principally due to cost saving initiatives, partially offset by higher administrative and selling expenses in North America, primarily as a result of the Mann Packing acquisition combined with higher compensation expense.
Gain on Disposal of Property, Plant and Equipment, Net. The gain on disposal of property, plant and equipment, net, of $16.1 million during the first nine months of 2019 were primarily related to the sale of surplus land in Florida and a refrigerated vessel. During the first nine months of 2018, the gain on disposal of property, plant and equipment of $5.9 million consisted primarily to the sale of surplus land in the United Kingdom, partially offset by the disposal of non-tropical plants in Chile due to varietal changes.
Asset Impairment and Other Charges, Net. Asset impairment and other charges were $8.5 million during the first nine months of 2019 and $36.4 million during the first nine months of 2018.
Asset impairments and other charges, net, for the first nine months of 2019 were:

•	$0.5 million in contract termination charges related to our decision to abandon in 2018 certain low-yield areas in our banana operations in the Philippines;

•	$4.7 million in asset impairments related to low-producing areas in our existing banana operations in the Philippines.

•	$0.4 million in asset impairment related to our Chilean non-tropical fruit operation; and

•	$2.9 million in asset impairment charges related to our equity investment in Purple Carrot.

Asset impairments and other charges (credits), net, for the first nine months of 2018 were:

•	$30.3 million in asset impairment charges related to our decision to abandon certain low-yield areas in our banana operations in the Philippines;

•	$2.9 million in acquisition-related expenses;

•	$2.5 million in severance expense related to restructuring as a result of cost reduction initiatives in our Chilean non-tropical fruit operation;

•	$1.6 million in asset impairment charges related to underutilized assets in Central America in the banana and other fresh produce segments; and

•	a credit of $(0.9) million related to insurance proceeds due to damage from inclement weather in one of our California facilities related to the other fresh produce segment.

Operating Income (Loss). Operating income increased by $66.6 million from $59.0 million in the first nine months of 2018 to $125.6 million for the first nine months of 2019. The increase in operating income was due to higher gross profit, lower selling, general and administrative expenses, lower asset impairment and other charges, net, and higher gain on disposal of property, plant and equipment, net.
Interest Expense. Interest expense increased by $3.0 million from $16.8 million for the first nine months of 2018 to $19.8 million for the first nine months of 2019 principally due to higher borrowing rates, partially offset by lower average loan balances.
Other (Expense) Income, Net. Other (expense) income, net, was income of $7.9 million for the first nine months of 2019 as compared with other expense of $13.1 million for the first nine months of 2018. The change in other (expense) income, net, of $21.0 million was principally attributable to a net gain of $16.0 million as a result of the settlement of a business transaction litigation combined with lower foreign exchange losses during the first nine months of 2019 as compared with the first nine months of 2018.

Provision for Income Taxes. Provision for income taxes was $20.0 million for the first nine months of 2019 as compared with $13.4 million for the first nine months of 2018. The increase in the provision for income taxes of $6.6 million is primarily due to higher earnings in certain higher tax jurisdictions.

Liquidity and Capital Resources

Cash Flows

Operating Activities. Net cash provided by operating activities was $130.1 million for the first nine months of 2019 compared with $270.6 million for the first nine months of 2018, a decrease of $140.5 million. The decrease was primarily attributable to lower balances of accounts payable and accrued expenses principally as a result of higher payments to suppliers due to timing. Partially offsetting this decrease was higher net income combined with lower levels of inventory, accounts receivables and prepaid expenses and other current assets.

At September 27, 2019, we had working capital of $510.0 million compared with $552.8 million at December 28, 2018, a decrease of $42.8 million. The decrease in working capital was principally attributable to lower levels of finished goods and growing crop inventories combined with lower accounts receivables, primarily due to seasonal variations. Also contributing to the decrease in working capital were lower levels of assets held for sale and higher current maturities of operating leases. Partially offsetting these decreases were lower levels of accounts payable and accrued expenses, primarily the result of higher payments to suppliers during the first nine months of 2019.

Investing Activities. Net cash used in investing activities for the first nine months of 2019 was $44.8 million compared with $486.0 million for the first nine months of 2018. Net cash used in investing activities for the first nine months of 2019 consisted of capital expenditures of $93.5 million, partially offset by proceeds from sales of property, plant and equipment of $48.0 million and proceeds from the sale of an investment of $0.7 million. Capital expenditures for the first nine months of 2019 consisted primarily of expenditures for a new avocado packing and sorting facility in Mexico; a new production facility in California related to our fresh-cut and prepared vegetables categories; a new fresh-cut fruit facility in Japan and progress payments for the construction of six new refrigerated container ships. Also included in capital expenditures during the first nine months of 2019 were expansion and improvements to our banana and pineapple operations in Central America and the Philippines, and expansion and improvements to production and distribution facilities in North America, Kenya and the Middle East related to our fresh and value-added products business segment. Proceeds from sale of property, plant and equipment for the first nine months of 2019 consisted primarily of the sale of surplus land in Florida related to discontinued tomato growing operations.

Net cash used in investing activities for the first nine months of 2018 consisted of capital expenditures of $119.1 million, purchase of a business of $371.8 million and investments in unconsolidated companies of $4.2 million, partially offset by proceeds from sale of property, plant and equipment of $9.1 million. Capital expenditures for the first nine months of 2018 consisted primarily of $35.4 million of initial payments for the building on five of six new refrigerated container ships; $23.4 million for the expansion and improvements of production facilities in California related to the newly acquired Mann Packing operation and $19.1 million for expansion and improvements to our banana operations in Central America and the Philippines. The remaining capital expenditures of $41.2 million was related to expansion and improvements of our distribution and fresh-cut fruit and vegetable facilities in North America related to the other fresh produce and banana segments; expansion and improvements to our production operations in Costa Rica, Chile and Jordan related to the other fresh produce segment; and expansion and improvements to our production facilities in the Middle East and Europe related to the prepared food and other fresh produce segments. Investments in unconsolidated companies is comprised of a 10% equity interest in Three Limes, Inc., d/b/a The Purple Carrot, a privately-held company providing plant-based meal kits in North America ("Purple Carrot"). Purchase of a business relates to the purchase of Mann Packing and an herb farm in Jordan. Proceeds from sale of property, plant and equipment for the first nine months of 2018 consisted primarily of the sale of surplus land in the United Kingdom and other surplus equipment.

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

Financing Activities. Net cash used in financing activities for the first nine months of 2019 was $96.3 million compared with net cash provided by financing activities of $215.4 million for the first nine months of 2018. Net cash used in financing activities for the first nine months of 2019 consisted of net payments on debt of $72.5 million, distributions to noncontrolling interest, net, of $2.4 million, share-based awards settled in cash for taxes of $1.7 million, dividends paid of $2.9 million and repurchase and retirement of ordinary shares of $17.9 million, partially offset by proceeds from stock options exercised of $1.1 million.

Net cash provided by financing activities for the first nine months of 2018 consisted of net borrowings on debt of $269.6 million and proceeds from stock options exercised of $0.8 million, partially offset by distributions to noncontrolling interest, net, of $2.4 million, stock-based awards settled in cash for taxes of $1.4 million, dividends paid of $21.8 million and repurchase and retirement of ordinary shares of $29.4 million.

As a subsequent event, on October 29, 2019, our Board of Directors declared an interim cash dividend of eight cents $0.08 per share, payable on December 6, 2019 to shareholders of record on November 13, 2019.

Long-Term Debt

On October 1, 2019, we entered into a Second Amended and Restated Credit Agreement (as amended, the “Credit Agreement”) with Bank of America, N.A. as administrative agent and BofA Securities, Inc. as sole lead arranger and sole bookrunner and certain other lenders. The Credit Agreement provides for a five-year, $1.1 billion syndicated senior unsecured revolving credit facility maturing on October 1, 2024 (the “Credit Facility”), which replaces our prior revolving credit facility entered into on April 16, 2015, which was scheduled to expire on April 15, 2020. As a result, we reclassified our current maturing debt to long-term. Certain of our direct and indirect subsidiaries have guaranteed the obligations under the Credit Agreement.

Amounts borrowed under the Credit Facility accrue interest, at our election, at either (i) the Eurocurrency Rate (as defined in the Credit Agreement) plus a margin that ranges from 1.000% to 1.500% or (ii) the Base Rate (as defined in the Credit Agreement) plus a margin that ranges from 0% to 0.500%, in each case based on our Consolidated Leverage Ratio (as defined in the Credit Agreement). The Credit Agreement revised the interest rate grid to provide for five pricing levels for interest rate margins, as compared to three pricing levels in the prior credit facility.

The Credit Agreement provides for an accordion feature that permits us, without the consent of the other lenders, to request that one or more lenders provide us with increases in revolving credit facility or term loans up to an aggregate of $300 million (“Incremental Increases”). The aggregate amount of Incremental Increases can be further increased to the extent that after giving effect to the proposed increase in revolving credit facility commitments or term loans our Consolidated Leverage Ratio, on a pro forma basis, would not exceed 2.50 to 1. Our ability to request such increases in the revolving credit facility or term loans is subject to our compliance with customary conditions set forth in the Credit Agreement including compliance, on a pro forma basis, with the financial covenants and ratios set forth therein. Upon our request, each lender may decide, in its sole discretion, whether to increase all or a portion of its revolving credit facility commitment or provide term loans.

The Credit Agreement provides covenants substantially the same as those contained in the prior credit agreement, except that (1) the restricted payments covenant has been revised to permit us to declare or pay cash dividends in any fiscal year up to an amount that does not exceed the greater of (i) an amount equal to the greater of (A) 50% of the Consolidated Net Income (as defined in the Credit Agreement) for the immediately preceding fiscal year or (B) $25 million or (ii) the greatest amount which would not cause the Consolidated Leverage Ratio (determined on a pro forma basis) to exceed 3.25 to 1.00 and (2) the restricted payments covenant has been revised to provide an allowance for stock repurchases to be an amount not exceeding the greater of (i) $150 million in the aggregate or (ii) the amount that, after giving pro forma effect thereto and any related borrowings, will not cause the Consolidated Leverage Ratio to exceed 3.25 to 1.00. All other material terms of the prior credit agreement remain unchanged.

We enter into interest rate swaps in order to hedge the risk of the fluctuation on future interest payments related to our variable rate LIBOR-based borrowings under our Credit Facility.

We intend to use the Credit Facility from time to time for general corporate purposes, working capital, capital expenditures and other investment opportunities.

We have a renewable 364-day, $25.0 million commercial and stand-by letter of credit facility with Rabobank Nederland.

At September 27, 2019, we had $589.0 million outstanding under the Credit Facility bearing interest at a per annum rate of 3.60%.  In addition, we pay an unused commitment fee.

The Credit Facility is unsecured and requires us to comply with certain financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers. As of September 27, 2019, we were in compliance with all of the financial and other covenants contained in the Credit Facility.

At September 27, 2019, we had $544.9 million available under committed working capital facilities, primarily under the Credit Facility.  At September 27, 2019, we had applied $8.7 million to the Rabobank and Bank of America letter of credit facilities, in respect of certain contingent obligations and other governmental agencies and purchases of equipment and raw material guarantees and other trade related letters of credit.  We also had $17.6 million in other letters of credit and bank guarantees not included in the letter of credit facilities.

As of September 27, 2019, we had $589.7 million of debt and finance leases, including the current portion, consisting of $589.0 million of current maturities of debt and $0.7 million of finance leases.

As of September 27, 2019, we had cash and cash equivalents of $16.3 million.

During 2017 and 2018, we entered into a definitive agreement for the building of six new refrigerated container ships to be delivered commencing in 2020. We made payments of $36.4 million in 2018 and expect to make payments of approximately $12.2 million in 2019, $85.2 million in 2020 and $41.4 million in 2021 for these six ships. The shipbuilding program is expected to lead to the replacement of our entire U.S. east coast fleet of vessels. We expect to fund these capital expenditures through operating cash flows and bank borrowings.

Restructuring Activities

During the nine months ended September 27, 2019, we paid approximately $0.9 million in contract terminations related to Philippines restructuring, and we expect to make the remaining payment of $0.1 million during the remainder of 2019. We do not expect additional charges related to the exit activities mentioned above that would significantly impact our results of operations or financial condition.

Income Taxes

In connection with a current examination of the tax returns in two foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing aggregating approximately $153.8 million (including interest and penalties) for tax years 2012 through 2016. We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities as we believe that the proposed adjustments are without technical merit.  We will continue to vigorously contest the adjustments and expect to exhaust all administrative and judicial remedies necessary to resolve the matters, which could be a lengthy process. We regularly assess the likelihood of adverse outcomes resulting from examinations such as these to determine the adequacy of our tax reserves. Accordingly, we have not accrued any additional amounts based upon the proposed adjustments. There can be no assurance that these matters will be resolved in our favor, and an adverse outcome of either matter, or any future tax examinations involving similar assertions, could have a material effect on our financial condition, results of operations and cash flows.

Contractual Obligations

On October 1, 2019, we entered into a Credit Agreement that replaced our prior revolving credit facility. For more information on the Credit Agreement, see the discussion above and in Note 10 in the Notes to Consolidated Financial Statements.

As of September 27, 2019, there were no other material changes in commitments under contractual obligations, compared to the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 28, 2018.

Fair Value Measurements

During the first nine months of 2019, we sold our equity investment in Purple Carrot, and had a charge of $2.9 million in asset impairment and other charges, net of our initial investment of $4.2 million. We calculated the fair value of $1.3 million using the market approach. The fair value of these assets are classified as Level 3 in the fair value hierarchy due to the mix of unobservable inputs utilized.

The fair value of our interest rate swaps and foreign currency cash flow hedges changed from a net liability of $6.8 million as of December 28, 2018, to a net liability of $31.4 million as of September 27, 2019 due to the fact that future LIBOR interest rates at the time of the hedge was entered into were expected to be higher than the current forward LIBOR interest rates as of September 27, 2019. We expect that a net gain of $4.5 million will be transferred to earnings during the next 12 months and the remaining net loss of $35.9 million over a period of 10 years, along with the earnings effect of the related forecasted transactions.

The fair value of the banana reporting unit's goodwill and the prepared food unit's remaining trade names and trademarks are highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets. We disclosed the sensitivity related to the banana reporting unit's goodwill and the prepared food reporting unit's trade names and trademarks in our annual financial statements included in our Annual Report on Form 10-K for the year ended December 28, 2018. During the quarter and nine months ended September 27, 2019, continued underperformance in our prepared food business in Europe caused additional sensitivity that the prepared food reporting unit's goodwill is at risk for impairment. As of September 27, 2019, there was no impairment charge however we will continue to monitor consistent with our annual impairment review occuring during the fourth quarter.

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

Forward-Looking Statements

This report, information included in future filings by us and information contained in written material, press releases and oral statements, issued by or on behalf of us contains, or may contain, statements that constitute forward-looking statements. In this report, these statements appear in a number of places and include statements regarding the intent, beliefs or current expectations of us or our officers (including statements preceded by, followed by or that include the words “believes”, “expects”, “anticipates” or similar expressions) with respect to various matters, including (i) our expectations regarding our ability to realize certain synergies from the Mann Packing acquisition; (ii) our intended use of our liquidity; (iii) our expectations regarding our future capital expenditures; (iv) our expectations regarding the sources of funding for such capital expenditures, including expenditures related to the construction of new refrigerated container ships; (v) our belief that we will have sufficient resources to meet our cash obligations for the foreseeable future; (vi) our expectation that our investment in the shipbuilding program will lead to the replacement of our entire United States east coast fleet of vessels; (vii) our expectations and estimates regarding certain tax and accounting matters; (viii) our belief that certain proposed adjustments by taxing authorities’ are without merit and our ability to contest the adjustments; (ix) our expectations concerning the fair value of our interest rate swaps and foreign currency cash flow hedges; and (x) our plans and future performance. These forward-looking statements involve risks and uncertainties. Fresh Del Monte’s actual plans and performance may differ materially from those in the forward-looking statements as a result of various factors, including (i) the impact of governmental trade restrictions, including adverse governmental regulation that may impact our ability to access certain markets such as uncertainty surrounding the withdrawal of the United Kingdom from the European Union (often referred as Brexit), including spillover effects to other Eurozone countries; (ii) our anticipated cash needs in light of our liquidity; (iii) the continued ability of our distributors and suppliers to have access to sufficient liquidity to fund their operations; (iv) trends and other factors affecting our financial condition or results of operations from period to period, including changes in product mix or consumer demand for branded products such as ours; anticipated price and expense levels; the impact of crop disease, such as vascular diseases one of which is known as Tropical Race 4 or TR4 (also known as Panama Disease), severe weather conditions, such as flooding, or natural disasters, such as earthquakes, on crop quality and yields and on our ability to grow, procure or export our products; (v) our ability to improve our existing quarantine and other prevention strategies, as well as develop contingency plans, to protect our and our suppliers’ banana crops from vascular diseases; severe weather conditions, such as flooding, or natural disasters, such as earthquakes, on crop quality and yields and on our ability to grow, procure or export our products; the impact of prices for petroleum-based products and packaging materials; and the availability of sufficient labor during peak growing and harvesting seasons, (vi) the impact of pricing and other actions by our competitors, particularly during periods of low consumer confidence and spending levels, (vii) the impact of foreign currency fluctuations, (viii) our plans for expansion of our business (including through acquisitions) and cost savings, (ix) our ability to successfully integrate acquisitions into our operations, (x) the impact of impairment or other charges associated with exit activities, crop or facility damage or otherwise, (xi) the timing and cost of resolution of pending and future legal and environmental proceedings or investigations, (xii) the impact of changes in tax accounting or tax laws (or interpretations thereof), and the impact of settlements of adjustments proposed by the Internal Revenue Service or other taxing authorities in connection with our tax audits, and (xiii) the cost and other implications of changes in regulations applicable to our business, including potential legislative or regulatory initiatives in the United States or elsewhere directed at mitigating the effects of climate change. All forward-looking statements in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward- looking statements. Our plans and performance may also be affected by the factors described in Item 1A-“Risk Factors” in this report and our Annual Report on Form 10-K for the year ended December 28, 2018 along with other reports that we have on file with the Securities and Exchange Commission.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K for the year ended December 28, 2018.

Item 4.        Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 27, 2019. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Such officers also confirm that there were no changes to our internal control over financial reporting during the quarter ended September 27, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As we disclosed in our Annual Report on Form 10-K filed with the SEC on February 19, 2019, crop disease, severe weather conditions, such as floods, droughts, windstorms and hurricanes, and natural disasters, such as earthquakes, may adversely affect our supply of one or more fresh produce items, reduce our sales volumes, increase our unit production costs or prevent or impair our ability to ship products as planned. When crop disease, insect infestations, severe weather, earthquakes and other adverse environmental conditions (i) destroy crops planted on our farms or our suppliers’ farms or (ii) prevent us from exporting these crops on a timely basis, we may lose our investment in those crops and/or our purchased fruit cost may increase. These risks can be exacerbated when a substantial portion of our production of a specific product is grown in one region or when it endangers one of our primary products. As a result of climate change, these severe weather conditions may occur with higher frequency or may be less predictable in the future. This could result in substantial losses and weaken our financial condition.

In the third quarter of 2019, Tropical Race 4, or TR4, a serious vascular crop disease that affects one of our principal products, the Cavendish variety of bananas, was discovered at plantations in Colombia. The disease, which was originally identified in South East Asia and has now spread across 19 countries, destroys banana crops and makes affected banana plants barren. We continue to monitor TR4 in Colombia and are working with agricultural experts and qualified agencies to improve our existing quarantine and other prevention strategies as well as to develop contingency plans. However, there is a risk that TR4 will spread to our farms in Latin America or our suppliers’ farms in Latin America and destroy all or a portion of the banana crops and adversely affect our purchased fruit cost and our profitability. In addition, we have and will continue to incur costs to improve our quarantine and other prevention strategies and to discover solutions to the spread of the disease, which may adversely impact our operating profit. While we are seeking to identify a replacement to the Cavendish variety of banana that appeals broadly to consumers and is resistant to these types of diseases; this initiative may require material expenditure of capital and may not be successful. A long-term reduction in the supply of bananas resulting from the TR4 disease could result in a significant increase in the price of bananas, adversely affecting our margins and/or consumer demand, and our results of operation.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our purchases of ordinary shares during the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
July 1 through July 31, 2019	356,549	$24.33	356,549	$262,540,368
August 1 through August 31, 2019	944	$25.00	944	$262,516,768
September 1 through September 30, 2019	—	$—	—	$262,516,768
Total	357,493	$24.33	357,493	$262,516,768

(1)	For the quarter ended September 27, 2019, there were 357,493 ordinary shares repurchased and retired.

(2)	On February 21, 2018, our Board of Directors approved a three-year stock repurchase program of up to $300 million of our ordinary shares.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 6.        Exhibits

31.1**	Certification of Chief Executive Officer filed pursuant to 17 CFR 240.13a-14(a).

31.2**	Certification of Chief Financial Officer filed pursuant to 17 CFR 240.13a-14(a).

32*	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 17 CFR 240.13a-14(b) and 18 U.S.C. Section 1350.

10.1
Second Amended and Restated Credit Agreement, dated as of October 1, 2019 by and among Fresh Del Monte Produce Inc., and certain subsidiaries named therein and the lenders and agents named therein. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 7, 2019).

10.2
Second Amended and Restated Company Guaranty Agreement, dated as of October 1, 2019, between Fresh Del Monte Produce Inc. and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on October 7, 2019).

10.3
Second Amended and Restated Subsidiary Guaranty Agreement, dated as of October 1, 2019, by and among each of the Subsidiary Guarantors and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on October 7, 2019).

101.INS***	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH***	Inline XBRL Taxonomy Extension Schema Document.

101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
_____________________

*	Furnished herewith.

**	Filed herewith.

***
Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 27, 2019 and December 28, 2018, (ii) Consolidated Statements of Operations for the quarters and nine months ended September 27, 2019 and September 28, 2018, (iii) Consolidated Statements of Comprehensive Income (Loss) for the quarters and nine months ended September 27, 2019 and September 28, 2018, (iv) Consolidated Statements of Cash Flows for the nine months ended September 27, 2019 and September 28, 2018, (v) Consolidated Statements of Shareholders' Equity and Redeemable Noncontrolling Interest for the quarters and nine months ended September 27, 2019 and September 28, 2018 and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fresh Del Monte Produce Inc.

Date:	October 29, 2019	By:	/s/ Youssef Zakharia
Youssef Zakharia
President & Chief Operating Officer

		By:	/s/ Eduardo Bezerra
Eduardo Bezerra
Senior Vice President & Chief Financial Officer