Form 10-K
period 2019-12-27
FRESH DEL MONTE PRODUCE INC
filed 2020-02-20
CIK 1047340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2019

 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .

Commission file number 333-07708

FRESH DEL MONTE PRODUCE INC.
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands			N/A
(State or Other Jurisdiction of Incorporation or Organization)			(I.R.S Employer Identification No.)

c/o Intertrust SPV (Cayman) Limited			N/A
190 Elgin Avenue
George Town,	Grand Cayman,	KY1-9005
Cayman Islands
(Address of Registrant’s Principal Executive Offices)			(Zip Code)
 (305) 520-8400
(Registrant’s telephone number including area code)

Please send copies of notices and communications from the Securities and Exchange Commission to:

c/o Del Monte Fresh Produce Company
241 Sevilla Avenue
Coral Gables, Florida 33134
(Address of Registrant’s U.S. Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Ordinary Shares, Par Value $0.01 Per Share	FDP	New York Stock Exchange
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

The aggregate market value of Ordinary Shares held by non-affiliates at June 28, 2019, the last business day of the registrant’s most recently completed second quarter, was $837,574,243 based on the number of shares held by non-affiliates of the registrant and the reported closing price of Ordinary Shares on June 28, 2019 of $26.95.

As of February 7, 2020, there were 48,022,002 ordinary shares of Fresh Del Monte Produce Inc. issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the 2020 Annual General Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year are incorporated by reference in Part III of this report.

PART I

Item 1. Business

Business Overview

Fresh Del Monte Produce Inc. (the “Company,” “we” or “us”) is one of the world’s leading vertically integrated producers, marketers and distributors of high-quality fresh and fresh-cut fruit and vegetables, as well as a leading producer and distributor of prepared fruit and vegetables, juices, beverages and snacks in Europe, Africa and the Middle East. We market our products worldwide primarily under the Del Monte® brand, a symbol of product innovation, quality, freshness and reliability since 1892. Our global sourcing and logistics network allows us to provide consistent delivery of high-quality products and value-added services to our customers.

We have leading market positions in the following product categories. We believe we are:

•	the largest marketer of fresh pineapples in the United States, and a leading marketer in other markets worldwide;

•	the third-largest marketer of bananas in the United States, and a leading marketer in other markets worldwide;

•	a leading marketer of:

◦	fresh-cut fruit in the United States, Canada, Japan, South Korea, the United Kingdom, United Arab Emirates and Saudi Arabia;

◦	fresh and fresh-cut vegetable products in North America;

◦	grapes and avocados in the United States;

◦	non-tropical fruit in select markets; and

◦	canned fruit in the European Union (the "EU") and other European and Middle East markets.

Our vision is to inspire healthy lifestyles through wholesome and convenient products. Our strategy is founded on six goals:

Following our acquisition of Mann Packing Co., Inc. ("Mann Packing") in 2018, which is discussed in further detail below, and the realignment of our business strategy to increase focus on our fresh and value-added products business as well as our core banana business, we changed our reportable segments during March 2019 to better reflect the manner in which we manage our operations. Our business is now comprised of two reportable segments that represent our primary businesses, and one reportable segment that represents our ancillary businesses.

•
Fresh and value-added products - includes sales of pineapples, melons, non-tropical fruit (including grapes, apples, citrus, blueberries, strawberries, pears, peaches, plums, nectarines, cherries and kiwis), other fruit and vegetables, avocados, fresh-cut fruit and vegetables, prepared fruit and vegetables, juices, other beverages, prepared meals and snacks.

•	Bananas

•	Other products and services - includes our ancillary businesses consisting of sales of poultry and meat products, a plastic product business, and third-party freight services

We market and distribute our products to retail stores, club stores, convenience stores, wholesalers, distributors and foodservice operators in more than 90 countries around the world. North America is our largest market, accounting for 65% of our net sales in 2019. Our other major markets are Europe, the Middle East and Asia. Our net sales by region for the year 2019 are depicted in the chart below.

# 2019 - Net Sales by Region

Other
1%
Asia
10%
Middle East
10%
Europe
14%
North America
65%

Our distribution centers and fresh-cut facilities address the growing demand from supermarket chains, club stores, convenience stores, foodservice providers, mass merchandisers and independent grocers to provide value-added services, including the preparation of fresh-cut produce, ripening, customized sorting and packing, just-in-time and direct-store-delivery and in-store merchandising and promotional support. Large national and global chains are increasingly choosing fewer suppliers who can serve all of their needs on a national basis. We believe that there is a significant opportunity for a company like ours with a full fresh and fresh-cut produce line, well-recognized brands, a consistent supply of quality produce and a global distribution network to become the preferred supplier to these large retail, convenience store chain, and foodservice customers. Due to our scale and reach, we believe that we are uniquely positioned as a preferred supplier. Our goal is to expand this status by increasing our leading position in fresh-cut produce, expanding our fresh fruit and vegetable business, continuing to grow these value-added products and diversifying our other fresh produce selections.

We source our fresh produce products primarily from Central and South America, North America, and the Philippines. We can also produce, market and distribute certain prepared food products in North America based on our agreement with Del Monte Pacific Limited and its subsidiary Del Monte Foods, Inc. We source our prepared food products from Africa, Europe, the Middle East, and North America.  Our products are sourced from company-owned operations, through joint venture arrangements and through supply contracts with independent producers.  Through our vertically integrated network, we manage the transportation and distribution of our products in a continuous temperature-controlled environment. This enables us to preserve quality and freshness, and to optimize product shelf life, while ensuring timely and year-round distribution. Furthermore, our position as a volume producer and shipper of bananas allows us to lower our average per-box logistics cost and to provide regular deliveries of our premium fresh fruit to meet the demand for year-round supply.

Acquisitions

On February 26, 2018, we acquired Mann Packing, a leading grower, processor and supplier of a broad variety of fresh and value-added vegetable products in North America. Mann Packing's strength in the vegetable category, one of the fastest growing fresh food segments, allowed us to diversify our business, leverage our distribution network and infrastructure and increase our market reach. In addition, we expect that this transaction will continue to provide us with synergies, enhancing our ability to better serve our combined customers and address consumers' needs for healthier products.

In June 2018, we acquired a 70% interest in an herb farm in Jordan for $1.7 million as part of our diversification strategy. This acquisition was funded using operating cash flows and available borrowings under our credit facility.

Sourcing and Production

A graphic depicting our geographic sales and sourcing operations is shown below.
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

We also distribute under the Mann Packing family of brands including Mann's Logo®, Arcadian Harvest®, Nourish Bowls®, Broccolini®, Caulilini®, Better Burger Leaf® and Romaleaf®.

Our products are grown and sourced primarily in Central and South America, North America and the Philippines. We also source products from Europe and Africa. In 2019, 45% of the fresh produce we sold was grown on company-controlled farms and the remaining 55% was acquired primarily through supply contracts with independent growers. Costa Rica is our most significant sourcing location representing approximately 32% of our total sales volume of fresh produce products and where 35% of our property, plant and equipment was located in 2019.

The following table indicates our net sales by product for the last three years:

	Year ended
	December 27, 2019		December 28, 2018		December 29, 2017
	(U.S. dollars in millions)
Net sales by product category
Fresh and value-added products:
Fresh-cut fruit	$524.4	12%	$507.5	11%	$496.9	12%
Fresh-cut vegetables	455.9	10%	419.8	10%	93.9	2%
Pineapples	454.8	10%	487.9	11%	492.7	12%
Avocados	380.7	9%	329.2	8%	314.9	8%
Non-tropical fruit	195.9	4%	226.7	5%	235.7	6%
Prepared food	279.6	6%	267.1	6%	229.5	6%
Melons	92.4	2%	107.8	2%	106.8	2%
Tomatoes	52.3	1%	62.5	1%	77.8	2%
Vegetables	176.6	4%	150.8	3%	25.9	1%
Other fruit and vegetables	91.8	2%	95.4	2%	110.3	3%
Total fresh and value-added products	$2,704.4	60%	$2,654.7	59%	$2,184.4	54%
Bananas	1,656.0	37%	1,703.1	38%	1,775.1	43%
Other products and services	128.6	3%	136.1	3%	126.4	3%
Total	$4,489.0	100%	$4,493.9	100%	$4,085.9	100%

See Note 21, “Business Segment Data”, to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data for further information. Certain amounts have been reclassified to conform to the current presentation.

Fresh and value-added products

Our fresh and value-added products segment includes sales of the following product categories:

Fresh-cut produce (fresh-cut fruit and fresh-cut vegetables)

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

Our net sales of fresh-cut fruit by region in 2019 were as follows: North America - 75%, Europe - 16%, Asia - 8%, and the Middle East - 1%. As it relates to fresh-cut vegetables, our net sales by region in 2019 were as follows: North America - 91%, the Middle

East - 8%, and Asia 1%. The majority of fresh-cut produce is sold to consumers through retail and club store settings, as well as non-conventional settings such as convenience stores, gas stations and airports. We believe that outsourcing by food retailers will increase, particularly as food safety regulations become more stringent and retailers demand more value-added services. We believe that this trend should benefit large branded suppliers like us, who are better positioned to invest in state-of-the-art fresh-cut facilities and food safety systems and to service regional, national and global chains and foodservice operators, as well as supercenters, mass merchandisers, club stores and convenience stores. We also believe that large branded suppliers benefit from merchandising, branding and other marketing strategies for fresh-cut products, similar to those used for branded processed food products, which depend substantially on product differentiation.

Our fresh-cut fruit products include Del Monte Gold® Extra Sweet pineapples, melons, grapes, citrus, apples, mangoes, kiwis and other fruit items. With our acquisition of Mann Packing in 2018, we have significantly expanded our offering in North America to include a broad variety of fresh and fresh-cut vegetable products. We believe that our experience in this market coupled with our sourcing and logistics capabilities and the Del Monte® brand have enabled us to become a leading supplier of fresh-cut fruit to the supermarket, convenience and club store channels in the United States.

Our fresh-cut products are sold in the United States, Canada, the United Kingdom, France, the Middle East, Japan and Korea. Worldwide, our fresh-cut product sales volume increased by 4% during the past year.

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

Pineapples

We believe that we are the leading marketer of fresh pineapples in the United States and a leading marketer in other markets worldwide, based on internally generated data. Pineapple net sales by region in 2019 were as follows: North America - 63%, Europe - 20%, Asia - 12%, and the Middle East - 5%.

The premium pineapples, such as our Del Monte Gold® Extra Sweet pineapple, which has an enhanced taste, golden shell color and bright yellow flesh, has replaced the Champaka and other traditional pineapple varieties in popularity and demand. The production and sale of premium pineapples in the market has also led to increased competition.

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

The principal production and procurement areas for our gold pineapples are Costa Rica and the Philippines. Given the complexity of pineapple cultivation relative to our bananas, a higher percentage of the fresh pineapples we sell (81% by volume in 2019) is produced on company-controlled farms.

Additionally, we opened a fresh pineapple packing facility in Kenya in 2019 to supply our Middle East market.

Avocados

Avocados are one of the fastest growing produce items in the United States. According to an industry group, the Hass Avocado Board, for the 10-year period from 2008 to 2018, avocado volume in the United States increased by 168%.  Per capita consumption of avocados in the United States has nearly doubled in the last 10 years.  The Packer, a leading industry publication, reported that avocados were the leading item that U.S. consumers said they were buying now that they did not buy previously. 46% of all customers purchased avocados within the past 12 months.

As a result of this higher consumer demand, our avocado sales volumes have increased significantly in the past few years. Our avocados are sourced principally from Mexico where we have our own sourcing operations, ensuring a consistent supply of high-quality avocados during the growing season. We also obtain our supply of avocados from independent growers in the United States, Chile and Peru. We constructed a new avocado sorting and packing facility in Mexico which we expect will improve efficiencies and increase our shipping capacity. This facility commenced operations in December 2019.

Non-Tropical Fruit

Non-tropical fruit includes grapes, apples, citrus, blueberries, strawberries, pears, peaches, plums, nectarines, cherries and kiwis. Generally, non-tropical fruit grows on trees, bushes or vines that shed their leaves seasonally. Approximately 43% of our non-tropical fruit net sales are from grapes. Fresh grapes are a favorite quick, easy and healthy snack among consumers young and old. In addition to their taste, research on fresh grapes suggests that grapes may offer significant health benefits.  For 2018, The Packer reported that fresh grapes remained a preferred fruit for snacking, with nine out of ten consumers surveyed stating that they used grapes as a snack during the past 12 months. The same publication reports that 62% of U.S. customers purchased grapes within the past 12 months. Fresh grapes are also processed for the production of wine, raisins, juices and canned products. The higher production cost and higher product value of fresh grapes result from more intensive production practices than are required for grapes grown for processing. While California supplies the majority of total grape volume, imports have made fresh grapes available year-round in the United States, with shipments mostly from South America.  Most U.S. production is marketed from May to October.

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

Prepared Food

We have a royalty-free, perpetual license to use the Del Monte® trademark in connection with the production, manufacture, sale and distribution of prepared food and beverages in over 100 countries throughout Western, Eastern and Central Europe, Africa, the Middle East and certain Central Asian countries.  We can also produce, market and distribute certain prepared food products in North America based on our agreement with Del Monte Pacific. In Europe, Del Monte is a premier prepared food brand with an approximate 90 year history associated with fruit-based or fruit-derived products and is the leading brand for canned fruit and pineapple in many Western European markets. The Del Monte® brand has had a presence in the United Kingdom since 1926 and is perceived to be a quality brand with high consumer awareness. The Del Monte® brand has a reputation with both consumers and retailers for value, quality and reliability.

We produce, distribute and market prepared pineapple, peaches, fruit cocktail, pears, tomatoes, fruit juices and other fruit and vegetables. Our prepared pineapple products are sourced from our own facility in Kenya. Our deciduous prepared food products, which include peaches, fruit cocktail, pears and apricots are principally sourced from our own facility in Greece and from independent producers. Our tomato products are sourced from our own facility in Greece and from independent producers in Europe. We also distribute and market beverages, including ambient juices and juice drinks, as well as various snacks. Our prepared food products are sold primarily under the Del Monte® label and under the buyers’ own label for major retailers.  We also produce and market industrial products that are composed of fruit that has been processed in our production facilities in the form of purees, pulps and concentrates for further processing (juice, yogurt, cake manufacture and pizza) and for sale to the foodservice industry worldwide. We expect to continue investing in new product development to increase revenue and maintain our premium price position and market leadership in our product categories.  We plan to expand our offerings in the snack category by offering multiple varieties and sizes of fruit and vegetables in plastic cups and pouches with new and improved recipes and various juices, targeting the convenience store and foodservice trade in addition to the traditional retail stores in selected European and Middle East markets. We are focused on improving our prepared food business in North America, Europe, the Middle East and Africa.

Our joint ventures with Del Monte Pacific are expected to result in expanded refrigerated offerings sold across all distribution channels. These joint ventures will initially focus on the U.S. market with the potential for expansion into other territories where the companies' businesses complement each other. We expect that this will also greatly increase the scale of the Del Monte® brand by expanding into more high-quality, healthy and convenient product options for consumers. We produce and market an array of prepared vegetable offerings under the Mann Packing family of products such as Nourish Bowls® and Veggie Trays with dip.

Bananas

Bananas are the leading internationally traded fresh fruit in terms of volume and dollar sales and one of the best-selling fresh fruits in the United States.  Europe, North America and the Middle East are the world’s largest banana markets. Bananas are a key produce department product due to its high turnover and the premium margins obtained by retailers.

We believe that we are the third-largest marketer of bananas in the United States and a leading marketer in other markets worldwide, based on internally generated data.  Our net sales of bananas by region in 2019 were as follows: North America - 53%, Europe - 18%, Asia - 19%, and the Middle East 9%. Our ability to provide our customers with a year-round supply of high-quality Del

Monte® bananas is important to maintaining our existing customer relationships and attracting new customers. Our position as a volume shipper of bananas has also allowed us to make regular shipments of a wide array of other fresh produce, such as pineapples, melons and plantains, reducing our average per-box logistics costs and maintaining higher quality produce with a longer shelf life.

Bananas have a relatively short growing cycle and are grown in tropical locations with humid climates and heavy rainfall, such as Central and South America, the Caribbean, the Philippines and Africa. Bananas are grown throughout the year in these locations, although demand and prices fluctuate based on the relative supply of bananas and the availability of seasonal and alternative fruit.

We produce bananas on company-controlled farms in Costa Rica, Guatemala, the Philippines, Brazil and Panama and we purchase bananas from independent growers in Guatemala, the Philippines, Ecuador, Colombia, and Costa Rica. In 2019, we produced approximately 39% of the banana volume we sold on company-controlled farms, and we purchased the remainder from independent growers. Although our supply contracts are primarily long-term, we also make purchases in the spot market, primarily in Ecuador. In Ecuador and Costa Rica, there are minimum export prices for the sale of bananas which are established and reviewed on a periodic basis by the respective governments.

In the Philippines, we purchase the majority of our bananas through long-term contracts with independent growers. Approximately 73% of our Philippine-sourced bananas are supplied by one grower, representing 17% of the Philippines banana industry volume in 2019.  In the Philippines, we have leased approximately 5,100 hectares of land where we have planted approximately 3,900 hectares of bananas for the Asia and the Middle East markets.

In 2017, we entered into a contract with the Republic of Panama and will invest a minimum of $100.0 million over a period of seven years which includes the development of approximately 4,000 hectares of leased land suitable for banana production. This investment significantly increases our company-controlled banana production. Commercial production commenced in 2019 and we expect will continue to increase until full production is reached in 2023.

Other Products and Services

Included in Other Products and Services is our Jordanian food business, our third-party ocean freight business and our third-party plastics and box manufacturing business. Our Jordanian food business includes a state-of-the-art vertically integrated poultry business, including poultry farms, hatcheries, a feed mill, a slaughterhouse and a meat processing plant in Jordan. Our Jordanian poultry business is a leading provider of poultry products to retail stores and foodservice operators in that country. The meat processing operation provides meat products for the Jordanian market and to other Middle East and North African markets.

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

Logistics Operations

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

We have an integrated logistics network, which includes land and sea transportation through a broad range of refrigerated environments in ships, port facilities, containers, trucks and warehouses. Our logistics system is supported by various information systems. Our objective is to maximize utilization of our logistics network to lower our average per-box logistics cost, while remaining sufficiently flexible to redeploy capacity or shipments to meet fluctuations in demand in our key markets. We believe that our control of the logistics process is a competitive advantage because we are able to continuously monitor and maintain the quality of our produce and ensure timely and regular distribution to customers on a year-round basis. Because logistics costs are also our largest expense other than our cost of products, we devote substantial resources to optimizing our logistics network.

At year end 2019, we transported our fresh produce to markets using our fleet of nine owned and four chartered ships, and we operated four port facilities in the United States. We also operated 50 distribution centers, generally with cold storage and banana ripening facilities in our key markets worldwide, including the United States, Canada, Japan, South Korea, the United Arab Emirates, Saudi Arabia, Hong Kong, Germany and France. We also operate 24 fresh-cut facilities in the United States, the United

Kingdom, France, Japan, South Korea, the United Arab Emirates and Saudi Arabia, some of which are located within our distribution centers. In addition, we own or lease other related equipment, including approximately 358 trucks and refrigerated trailers primarily used to transport our fresh produce in the United States. In the Middle East, we own approximately 355 trucks principally used to deliver fresh produce and prepared food products to customers.

As discussed above, we transport our fresh produce using our fleet of nine owned and four chartered ships. Our four chartered ships are comprised of one refrigerated ship and three container ships with refrigerated container capacity. We also transport our fruit to destinations around the world using third-party container lines that cover the array of destinations that we do not service directly with our own ships. During 2017 and 2018, we entered into definitive agreements for the construction of six new refrigerated container ships that are scheduled to be delivered commencing in 2020. This ship building program is expected to replace our entire U. S. east coast fleet of ships. We also operate a fleet of approximately 7,000 refrigerated containers.

Sales and Marketing

The Del Monte® brand has been used to identify premium produce products for over 125 years and is recognized by consumers worldwide for quality, freshness and reliability. We employ a variety of marketing tools, including but not limited to advertising, public relations and promotions, to reinforce our brand equity with consumers and the trade. Depending on the product and market, we also provide technical, logistical and merchandising support aimed at safeguarding the superior quality of our products to the ultimate consumer. Our sales and marketing activities are conducted by our sales force located at our sales offices worldwide and at each of our distribution centers. Our commercial efforts are supported by marketing professionals located in key markets and regional offices. A key element of our sales and marketing strategy is to use our distribution centers and fresh-cut facilities to provide value-added services to our customers.

We actively support our customers through technical training in the handling of fresh produce, category management, in-store merchandising support, joint promotional activities, market research and inventory and other logistical support.

The level of marketing investment necessary to support the prepared food business is significantly higher than that required for the fresh produce and fresh-cut fruit and vegetable business. We utilize a variety of promotional tools to build the Del Monte® brand and engage consumers in key markets in Europe, Africa and the Middle East. In certain European markets, we utilize distributors to perform product distribution, sales and marketing activities for the prepared food business. Under these distribution agreements, the sales, warehousing, logistics, marketing and promotion functions are all performed by the distributor. This strategy of utilizing independent distributors enables us to reduce distribution, sales and marketing expenses. In addition, we plan to continue to expand our prepared food business by entering new markets in Eastern Europe, Africa and the Middle East and by continuing our offerings in the snack category, targeting the convenience store and foodservice trade in selected European and Middle East markets.

During 2019, one customer, Wal-Mart, Inc. (including its affiliates), accounted for approximately 9% of our total net sales. These sales are reported in our banana and fresh and value-added products segments. No customer accounted for 10% or more of our net sales in 2019. In 2019, the top 10 customers accounted for approximately 30% of our net sales.

North America

In 2019, 65% of our net sales were in North America. In North America, we have established a highly integrated sales and marketing network that builds on our ability to control transportation and distribution throughout our extensive logistics network. We operate a total of 32 distribution centers and fresh-cut facilities. Our distribution centers have ripening capabilities and/or other value-added services. We also operate four port facilities, which include cold storage facilities.

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

Europe

In 2019, 14% of our net sales were in Europe. We distribute our fresh produce and prepared food products throughout Europe. Our fresh produce products are distributed to leading retail chains, smaller regional customers as well as to wholesalers and distributors through direct sales and distribution centers.  In the United Kingdom, we have a sales and marketing office in Staines, England and operate a fresh-cut facility in Wisbech, England.  In Germany, we operate a distribution center in the Frankfurt area. In France, we have a distribution center with banana ripening capabilities and a fresh-cut facility in the Paris area to service our expanding customer base. In the Netherlands, Spain, Portugal, Italy and Poland, we have sales and marketing entities that perform direct sales of our fresh produce products.

Our prepared food products are distributed through independent distributors throughout most of Europe. In the United Kingdom, our prepared food products are distributed using a combination of both independent distributors and our own marketing entity. In Russia, we have a sales and marketing office for our prepared food products.
Middle East and North Africa

In 2019, 10% of our net sales were in the Middle East and North Africa.  We distribute our products through independent distributors and company-operated distribution facilities. In recent years, we have increased our sales in the Middle East market through distributors and established our own direct sales initiatives. Our distribution/manufacturing center in Dubai, United Arab Emirates (“UAE”) is a state-of-the-art facility with just-in-time delivery capabilities that includes banana ripening and cold storage facilities, fresh-cut fruit and vegetable operations, an ultra-fresh juice manufacturing operation and prepared food manufacturing. We distribute these products in the UAE and export them to other Middle East countries. We also operate a distribution center in Abu-Dhabi, UAE that includes banana ripening and cold storage facilities. In Saudi Arabia, through our 60%-owned joint venture, we own two distribution centers with banana ripening, cold storage facilities, fresh-cut fruit and vegetable operations, and prepared food manufacturing capabilities for juices, potatoes and sandwiches.  One of the distribution centers is located in Riyadh, the capital city of Saudi Arabia, and the other distribution center is located in Jeddah, the second largest city in the country. These strategically located distribution centers distribute our fresh produce and prepared food products to these growing markets.  In the UAE and in Saudi Arabia, we also distribute our products using our own innovative retail concept through our Food and Beverage (F&B) stores. These F&B stores are small retail kiosks selling our fresh-cut produce, juice and other prepared food products and are strategically located in airports, schools, hospitals and inside hyper-markets. In Saudi Arabia and the UAE, we have a catering business targeting three main domains: academic sector, corporate offices and labor camps.

In addition, we market and distribute prepared food products in the UAE, Jordan, Saudi Arabia and various other Middle East and North African markets. In Jordan, we own a state-of-the-art vertically integrated poultry business including poultry farms, hatcheries, feed mill, slaughterhouse and a meat processing plant. We are a leading provider of poultry products to retail stores and foodservice operators in that country. In Jordan, we also own a meat processing operation that provides meat products for the local market and for export to other Middle East and North African markets. As part of our vertical integration and expansion strategy in this region, in Jordan, we developed a 10 hectares ultra-modern hydroponic greenhouse which we are in the process of transforming into a lettuce farm to supply our fresh cut facilities and we also opened our first F&B store in this country. In addition, during 2018, we acquired a 70% interest in a herb farm which produces various types of herbs for export to Europe and other Middle East markets.

In Qatar, we have a sales and marketing office to serve the expanding brand presence in the country and recently opened an F&B store located at the Doha airport. In Turkey, our sales office located in Mersin is responsible for sourcing various types of fruit serving our units across the region in addition to selling and distributing a range of prepared food products to distributors. We also have an F&B store in Kuwait in addition to a new leased facility to service the Kuwaiti and Iraqi markets with our fresh produce products and fresh-cut fruit and vegetables. In Tunisia, we have an office giving us our first presence in the North Africa region, after many years of serving this area using distributors. This Tunis office has commenced with direct imports of bananas and pineapples and is expected to expand with exports of locally sourced fresh produce products to the European market. We also have an office in Morocco which has expanded our coverage in the North Africa Region. We plan to continue to distribute our products locally and export locally-sourced fresh produce products. We believe that the Middle East, North Africa and Central Asian countries represent an area for sales growth and development of our fresh and prepared food products. Utilizing our extensive knowledge of this region, we plan to capitalize on this opportunity with increased focus and investments in these markets.

Asia

In 2019, 10% of our net sales were in Asia.  We distribute our products in Asia through direct marketing and large distributors. Our principal markets in this region are Japan, South Korea, mainland China and Hong Kong. In Japan, we distribute 100% of the products we sold in 2019 through our own direct sales and marketing organization. In Japan, we operate two fresh-cut facilities. Our products are distributed from four distribution centers located at strategic ports in Japan with cold storage and banana ripening operations.

We also engage in direct sales and marketing activities in South Korea and Hong Kong. In other Asian markets, including mainland China, we sell to local distributors. We have one distribution center and banana ripening facility in Hong Kong. In South Korea, we have three distribution centers that utilize state-of-the art ripening technology which increase our ability to offer value-added services to our customers. In South Korea, we also operate a fresh-cut fruit and vegetable facility.

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

In the pineapple and non-tropical fruit markets, we believe that the high degree of capital investment and cultivation expertise required, as well as the longer length of the growing cycle, makes it relatively difficult to enter the market. In addition, our profitability has depended significantly on our gross profit on the sale of our Del Monte Gold® Extra Sweet pineapples. In 2019, our overall pineapple sales volume decreased by 12% mostly due to lower production from our Costa Rica and Philippines operations as a result of unfavorable growing conditions, and our average per unit sales prices increased 6%. Increased competition in the production and sale of Del Monte Gold® Extra Sweet pineapples could adversely affect our results. We expect these competitive pressures to continue in 2020.

The fresh-cut produce market is highly fragmented, and we compete with a wide variety of local and regional distributors of branded and unbranded fresh-cut produce and, in the case of certain fresh-cut vegetables, a small number of large, branded producers and distributors. However, we believe that our principal competitive opportunity is to capitalize on the growing trend of retail chains and independent grocers to outsource their own on-premises fresh-cut operations. We believe that our sales strategy, which emphasizes not only our existing sources of fresh produce, but also a full range of value-added services, strict compliance with food safety standards and our national distribution capability, positions us to increase our share of this market.

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

Quality Assurance

To ensure the consistent high quality of our products, we have quality assurance operations placed throughout our global operations under the direction of our corporate quality assurance team. This quality assurance team maintains and enforces detailed quality specifications for all our products so that they meet or exceed our high quality standards and any applicable regulatory requirements. Our specifications require extensive sampling of our fresh produce at each stage of the production and distribution process using external appearance, internal quality, size, color, porosity, translucency, sweetness and other criteria. Our goal is that only fresh produce meeting our stringent quality specifications is sold under the Del Monte® brand.

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

In December 2009, the EU entered into an agreement with certain Latin America banana exporting countries to settle a long running dispute over banana import tariffs. This agreement was ratified in May 2010. Under this agreement, the EU gradually reduced import tariffs on bananas from Latin America on an annual basis to €114 per ton as of January 1, 2019, except for countries under Free Trade Agreements (FTA's). Countries under FTA's that signed bilateral agreements with the EU in 2012 are benefiting from accelerated but gradual reduction of import duties. The FTA's are in effect for Central American countries, Colombia, and Peru. The duty for FTA countries was €89 per ton for 2018, €82 in 2019 and was reduced to €75 per ton effective January 1, 2020. Our Colombia and Central America sourced bananas benefit from this FTA agreement.

The United Kingdom withdrew from the EU on January 31, 2020, commonly referred to as “Brexit”. While existing legislation is such that tariffs on bananas will remain consistent with those realized under the EU, we cannot predict if future legislative changes will impact our cost of importing bananas into the United Kingdom.

Environmental Proceedings

The management, use and disposal of some chemicals and pesticides are inherent aspects of our production operations. These activities and other aspects of production are subject to various environmental laws and regulations, depending upon the country of operation. In addition, in some countries of operation, environmental laws can require the investigation and, if necessary, remediation of contamination related to past or current operations. We are not a party to any dispute or legal proceeding relating to environmental matters where we believe that the risk associated with the dispute or legal proceeding would be material, except as described in Item 3.  Legal Proceedings and Note 16, “Commitments and Contingencies” to the Consolidated Financial Statements included in Item 8.  Financial Statements and Supplementary Data in connection with the Kunia Well Site.

On May 10, 1993, the U.S. Environmental Protection Agency (the "EPA") identified a certain site at our plantation in Hawaii for potential listing on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended. See Item 3.  Legal Proceedings and Note 16, “Commitments and Contingencies” to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

Research and Development, Patents and Licenses, Etc.

Our research and development programs have led to improvements in agricultural and growing practices, as well as product packaging and technology. These programs are directed mainly at reducing the cost and risk of pesticides, using natural biological agents to control pests and diseases, testing new varieties of our principal fruit varieties for improved crop yield and resistance to wind damage and improving post-harvest handling. We have also been seeking to increase the productivity of low-grade soils for improved banana growth and experimenting with various other types of fresh produce. Our research and development efforts are conducted by our staff of professionals and include studies conducted in laboratories, as well as on-site field analysis and experiments. Our research and development professionals are located at our production facilities and in the United States, and we provide our growers with access to improved technologies and practices. We operate research and development facilities in the United States and Costa Rica where we conduct various research activities relating to the development of new fruit varieties.

 Some of the research and development projects include:

•
the development of the Del Monte Gold® Extra Sweet pineapple and other pineapple and melon varieties, including our proprietary Pink Pineapple which contains higher levels of lycopene, an antioxidant that has been associated with numerous health benefits; and

•	improved irrigation methods and soil preparation for melon planting.

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

We also sell products under the Mann Packing family of brands including Mann's Logo®, Arcadian Harvest®, Nourish Bowls®, Broccolini®, Caulilini®, Better Burger Leaf® and Romaleaf®.

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

These seasonal fluctuations are illustrated in the following table, which presents certain unaudited quarterly financial information for the periods indicated:

	Year ended
	December 27, 2019	December 28, 2018
Net sales:
First quarter	$1,154.2	$1,106.1
Second quarter	1,239.4	1,272.4
Third quarter	1,070.2	1,069.5
Fourth quarter	1,025.2	1,045.9
Total	$4,489.0	$4,493.9
Gross profit:
First quarter	$93.3	$106.5
Second quarter	96.3	78.3
Third quarter	74.7	52.6
Fourth quarter	36.3	42.4
Total	$300.6	$279.8

Employees

At year end 2019, we had approximately 38,000 employees worldwide, substantially all of whom are year-round employees. Approximately 99% of these persons are employed in production locations. We believe that our overall relationship with our employees and unions is satisfactory.

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

Availability of Reports and Additional Information

Our legal name is Fresh Del Monte Produce Inc., and we use the commercial name Del Monte Fresh Produce. We are an exempted holding company, incorporated under the laws of the Cayman Islands on August 29, 1996. At December 27, 2019, the close of our most recent fiscal year, members of the Abu-Ghazaleh family directly owned approximately 35.4% of our outstanding Ordinary Shares.

Our principal executive office is located at 190 Elgin Avenue, George Town, Grand Cayman, KY1-9005, Cayman Islands. The address of our U.S. executive office is Del Monte Fresh Produce Company, 241 Sevilla Avenue, Coral Gables, Florida 33134. Our telephone number at our U.S. executive office is (305) 520-8400. Our Internet address is http://www.freshdelmonte.com. We make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), on our website under “Investor Relations - SEC Filings,” as soon as reasonably practicable after we file electronically such material with, or furnish it to, the United States Securities and Exchange Commission (the “Commission”). Information on our Website is not a part of this Report on Form 10-K. Copies of our annual report may be obtained, free of charge, upon written request to Attention: Investor Relations, c/o Del Monte Fresh Produce Company, 241 Sevilla Avenue, Coral Gables, Florida 33134.

The volume data included in this annual report has been obtained from our records. Except for volume data for Fresh Del Monte, the market share, volume and consumption data contained in this annual report have been compiled by us based upon data and other information obtained from third-party sources, primarily from the Food and Agriculture Organization of the United Nations (the “FAO”), and from our surveys of customers and other company-compiled data. Except as otherwise indicated, volume data contained in this Report is shown in millions of 40-pound equivalent boxes.

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

Our profitability depends largely upon our profit margins and sales volumes of bananas, pineapples and other fresh produce. In 2017, 2018 and 2019, banana sales accounted for the most significant portion of our total net sales when compared with our remaining product categories.

Supply of bananas can be increased relatively quickly due to the banana’s relatively short growing cycle and the limited capital investment required for banana growing. As a result of imbalances in supply and demand and import regulations, banana prices fluctuate; consequently, our operating results could be adversely affected.

Sales prices for bananas, pineapples and other fresh produce are difficult to predict. It is possible that sales prices for bananas and pineapples will decline in the future, and sales prices for other fresh produce may also decline. In recent years, there has been increasing consolidation among food retailers, wholesalers and distributors. We believe the increasing consolidation among food retailers may contribute to further downward pressure on our sales prices. In the event of a decline in sales prices or sales volumes, we could realize significant losses, experience liquidity problems and suffer a weakening in our financial condition. A significant portion of our costs are fixed, so that fluctuations in the sales prices have an immediate impact on our profitability. Our profitability is also affected by our production costs, which may increase due to factors beyond our control.

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

Crop disease, severe weather conditions, such as floods, droughts, windstorms and hurricanes, and natural disasters, such as earthquakes, may adversely affect our supply of one or more fresh produce items, reduce our sales volumes, increase our unit production costs or prevent or impair our ability to ship products as planned. When crop disease, insect infestations, severe weather, earthquakes and other adverse environmental conditions (i) destroy crops planted on our farms or our suppliers’ farms or (ii) prevent us from exporting these crops on a timely basis, we may lose our investment in those crops and/or our purchased fruit cost may increase. These risks can be exacerbated when a substantial portion of our production of a specific product is grown in one region, provided by a limited number of suppliers, or when it endangers one of our primary products. As a result of climate change, these severe weather conditions may occur with higher frequency or may be less predictable in the future. This could result in substantial losses and weaken our financial condition.

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

The markets in which we operate are highly competitive, which could adversely affect our profitability.

The fresh produce and value-added products markets are highly competitive, and the effect of competition is intensified because most of our products are perishable. In banana and pineapple markets, we compete principally with a limited number of multinational and large regional producers. In the case of our other fresh fruit and vegetable products, we compete with numerous small producers, as well as regional competitors. The fresh-cut produce market is highly fragmented, and we compete with a wide variety of local and regional distributors of branded and unbranded fresh-cut produce and, in the case of certain fresh-cut vegetables, a small number of large, branded producers and distributors. Our sales are also affected by the availability of seasonal and alternative fresh produce. The extent of competition varies by product. To compete successfully, we must be able to strategically source fresh produce and value-added products of uniformly high quality and sell and distribute them on a timely and regular basis. In addition, our profitability has depended significantly on the sale of our Del Monte Gold® Extra Sweet pineapples. Increased competition in the production and sale of Del Monte Gold® Extra Sweet pineapples could adversely affect our results. The processed fruit and beverage markets are mature markets characterized by high levels of competition and consumer awareness. We expect these competitive pressures to continue.

We are subject to material currency exchange risks because our operations involve transactions denominated in various currencies, which could negatively affect our operating results.

We conduct operations in many areas of the world involving transactions denominated in various currencies, and our results of operations, as expressed in dollars, may be significantly affected by fluctuations in rates of exchange between currencies. Although a substantial portion of our net sales (31% in 2019) is denominated in non U.S. dollar currencies, we incur a significant portion of our costs in U.S. dollars. Although we periodically enter into currency forward contracts as a hedge against currency exposures, we may not enter into these contracts during any particular period or these contracts may not adequately offset currency fluctuations. We generally are unable to adjust our non U.S. dollar local currency sales prices to compensate for fluctuations in the exchange rate of the U.S. dollar against the relevant local currency. In addition, there is normally a time lag between our costs incurred and collection of the related sales proceeds. Accordingly, if the U.S. dollar appreciates relative to the currencies in which we receive sales proceeds, our operating results may be negatively affected. Our costs are also affected by fluctuations in the value, relative to the U.S. dollar, of the currencies of countries in which we have significant production operations, with a weaker U.S. dollar resulting in increased production costs.

Our strategy of diversifying our product line, expanding into new geographic markets and increasing the value-added services that we provide to our customers may not be successful.

We are diversifying our product line through acquisitions and internal growth. In addition, we have expanded our service offerings to include a higher proportion of value-added services, such as the preparation of fresh-cut produce, ripening, customized sorting and packing, direct-to-store delivery and in-store merchandising and promotional support. This strategy represents a significant departure from our traditional business of delivering our products to our customers at the port. In recent periods, we have made significant investments in distribution centers, new growing operations and prepared food facilities through capital expenditures and have expanded our business into new geographic markets. In 2018, we made a significant investment in the fresh-cut and value-added vegetable category by acquiring Mann Packing. We may not be successful in anticipating the demand for these products and services, in establishing the requisite infrastructure to meet customer demands or the provision of these value-added services. During recent years, we incurred significant asset impairment and other charges as a result of our continuing efforts to align our diversified product lines to meet market demand.

If we are not successful in our diversification efforts, our business, financial condition or results of operations could be materially and adversely affected.

Impairment of our goodwill, other intangible assets, and long-lived assets has resulted in significant charges that adversely impacted our operating results, and these assets are subject to the risk of future impairments which could adversely impact our operating results.

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

The fair value of the Del Monte® prepared food products trade names and trademarks are sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets. If the prepared food products do not perform to expected levels, the trade names and trademarks associated with these products may also be at risk for impairment in the future. During 2019, we incurred $0.3 million for impairment of the Del Monte® perpetual, royalty-free brand name license for beverage products in the United Kingdom due to the underperformance of our prepared ambient juice business.

We record impairments on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. During 2019, we incurred $8.1 million in long-lived asset impairment charges primarily relating to our decision to abandon certain low-yield areas in our banana operation in the Philippines. Additional asset impairments may be recognized based on future decisions and conditions.

Demand for our products is subject to changing consumer preferences, and a reduction in demand for any one or more of our products could negatively impact our sales and profits.

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

Sales to Wal-Mart, Inc., our largest customer, amounted to approximately 9% of our total net sales in 2019, and our top 10 customers collectively accounted for approximately 30% of our total net sales. We expect that a significant portion of our revenues will continue to be derived from a relatively small number of customers. We believe these customers make purchase decisions based on a combination of price, product quality, consumer demand, customer service performance, desired inventory levels and other factors that may be important to them at the time the purchase decisions are made. Changes in our customers' strategies or purchasing patterns, including a reduction in the number of brands they carry, may adversely affect our sales. Additionally, our customers may face financial or other difficulties which may impact their operations and cause them to reduce their level of purchases from us, which could adversely affect our results of operations. Customers also may respond to any price increase that we may implement by reducing their purchases from us, resulting in reduced sales of our products. If sales of our products to one or more of our largest customers are reduced, this reduction may have a material adverse effect on our business, financial condition, and results of operations. Any bankruptcy or other business disruption involving one of our significant customers also could adversely affect our results of operations.

Increased prices for fuel, packaging materials or short-term refrigerated ship charter rates could increase our costs significantly.

Our costs are determined in large part by the prices of fuel and packaging materials, including containerboard, plastic, resin and tin plate. We may be adversely affected if sufficient quantities of these materials are not available to us. Any significant increase in the cost of these items could also materially and adversely affect our operating results. Other than the cost of our products (including packaging), logistics (sea and inland transportation) costs represent the largest component of cost of products sold. Third-party containerized shipping rates are also a significant component of our logistic costs. During 2018, cost of fuel increased 30%, containerboard increased 12% and fertilizer increased 10% resulting in an increase of cost of products sold of $38.3 million. During 2019, cost of fuel increased 1%, containerboard increased 2% and fertilizer increased slightly by 0.4% resulting in an increase of cost of product sold of $3.4 million.

In addition, we are subject to the volatility of the charter ship market because four of our ships are chartered. The remaining terms for our chartered ships range from twelve to fifteen months. As a result, significant increases in fuel, packaging material, fertilizer and charter rates would materially and adversely affect our results.

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

We are subject to the risk of product contamination and product liability claims which could materially and adversely affect our results and financial condition.

The sales of our products involve the risk of injury to consumers. Such injuries may result from tampering by unauthorized personnel, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, or residues introduced during the growing, packing, storage, handling or transportation phases. We cannot be sure that consumption of our products will not cause a health-related illness in the future or that we will not be subject to claims or lawsuits relating to such matters. Even if a product liability claim is unsuccessful, the negative publicity surrounding any assertion that our products caused illness or injury could adversely affect our reputation with existing and potential customers and our brand image. In addition, claims or liabilities of this sort might not be covered by our insurance or by any rights of indemnity or contribution that we may have against third parties, including our customers and suppliers. However, we cannot be sure that we will not incur claims or liabilities for which we are not insured or that exceed the amount of our insurance coverage, resulting in significant cash outlays that would materially and adversely affect our results and financial condition.

For instance, in the fourth quarter of 2019, our Mann Packing business voluntarily recalled a series of vegetable products processed at the Salinas Valley, California production facility and sold to select retailers in the United States and Canada. The voluntary recall was a response to a notification by the Food and Drug Administration (FDA) and the Canadian Food Inspection Agency of a potential contamination with Listeria monocytogenes, an organism which can cause serious and sometimes fatal infections in young children, frail or elderly people, and others with weakened immune systems. In connection with the recall, we voluntarily suspended operations at that Salinas Valley production facility from October 31, 2019 through November 8, 2019. The Salinas Valley facility resumed production after extensive testing and a root cause investigation and analysis, and the voluntary recall has been formally terminated.

The voluntary recall had a negative effect on net sales, primarily of fresh-cut vegetables, resulting in an estimated $21.0 million in lost sales associated with the recalled products as compared to our original expectations for such products. In addition, we recorded a reduction in net sales of approximately $6.0 million in the fourth quarter of 2019 to account for customer claims and customer-related charges. We also incurred $4.4 million in inventory write-offs in the fourth quarter of 2019 as a result of the voluntary recall which are presented in cost of products sold in our Consolidated Statement of Operations. In addition, we recorded $0.5 million in asset impairment and other charges, net.

Certain of these charges were based on our best estimates and are subject to change based on actual results or revised estimates. We may also incur some additional costs in future quarters. While we expect to recover a portion of the charges for costs related to the voluntary recall in future quarters through our existing insurance, the amounts we believe we will recover will not cover all costs associated with the voluntary recall. While we resumed production and began shipping product to our customers in November 2019, we have not fully returned to our pre-recall distribution level. We anticipate that sales of our fresh-cut vegetable and other recalled vegetable products may be reduced in the first part of 2020 and possibly future periods as compared to our original expectations for such products. We may find it challenging to grow sales of our recalled vegetable products for a period of time following the voluntary recall. Further, while there have been no illnesses or injuries reported to date, the occurrence of any illnesses or injuries could have serious consequences on sales of our fresh-cut vegetables and sales of our other products, our brands and reputation, any of which could harm our business.

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

The EPA has placed a certain site at our former plantation in Oahu, Hawaii on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. Under an order entered into with the EPA, we completed a remedial investigation and engaged in a feasibility study to determine the extent of the environmental contamination. The remedial investigation report was finalized in January 1999 and approved by the EPA in February 1999. A final draft feasibility study was submitted for EPA review in December 1999 and updated in December 2001 and October 2002, and approved by the EPA in April 2003. In September 2003, the EPA issued the Record of Decision (“ROD”). The EPA estimated in the ROD that the remediation costs associated with the cleanup of our plantation would range from $12.9 million to $25.4 million. The undiscounted estimates are between $13.3 million and $28.7 million. As of December 27, 2019, there are $13.0 million included in other noncurrent liabilities and $0.3 million included in accounts payable and accrued expenses in our Consolidated Balance Sheets relating to the Kunia Well Site clean-up. We increased the liability by $0.4 million during 2017 and 2016 due to changes to the remediation work being performed. Going forward, we expect to expend approximately $0.4 million in 2020, and $3.8 million for 2021 through 2024 on this matter. See Item 3.  Legal Proceedings and Note 16, “Commitments and Contingencies” to the Consolidated Financial Statements included in Item 8.  Financial Statements and Supplementary Data.

In addition, we are involved in several actions in U.S. and non-U.S. courts involving allegations by numerous Central American and Philippine plaintiffs that they were injured by exposure to a nematocide containing the chemical Dibromochloropropane during the 1970’s. See Item 3.  Legal Proceedings and Note 16, “Commitments and Contingencies” to the Consolidated Financial Statements included in Item 8.  Financial Statements and Supplementary Data.

Environmental and other regulation of our business could adversely impact us by increasing our production cost or restricting our ability to import certain products into the United States.

Our business depends on the use of fertilizers, pesticides and other agricultural products. The use and disposal of these products in some jurisdictions are subject to regulation by various agencies. A decision by a regulatory agency to significantly restrict the use of such products that have traditionally been used in the cultivation of one of our principal products could have an adverse impact on us. For example, most uses of methyl bromide, a pesticide used for fumigation of imported produce (principally melons) for which there is currently no known substitute, were phased out in the United States in 2006. Also, under the Federal Insecticide, Fungicide and Rodenticide Act, the Federal Food, Drug and Cosmetic Act and the Food Quality Protection Act of 1996, the EPA is undertaking a series of regulatory actions relating to the evaluation and use of pesticides in the food industry.  Similarly, in the EU, regulation (EC) No. 1107/2009 which became effective on June 14, 2011, fundamentally changed the pesticide approval process from the current risk base to hazard criteria based on the intrinsic properties of the substance.  Future actions regarding the availability and use of pesticides could have an adverse effect on us by increasing our production cost or restricting our ability to import certain products into the United States. In addition, if a regulatory agency were to determine that we are not in compliance with a regulation in that agency’s jurisdiction, this could result in substantial penalties and a ban on the sale of part or all of our products in that jurisdiction.

Environmental regulation of our business, as a response to climate change, could adversely impact us by increasing our compliance costs and could have a material adverse effect on our results and financial condition.

There has been a broad range of proposed and promulgated state, national and international regulation aimed at reducing the effects of climate change. Such regulations apply or could apply in countries where we have interests or could have interests in the future. Such regulation could result in additional costs in the form of taxes and investments of capital to maintain compliance with laws and regulations. Exposure to water deficits in particular regions around the globe has become more evident in recent years. For example, water shortages in Brazil negatively impacted our banana production in the last five years, and our pineapple farms in Kenya were affected by a drought associated with El Nino during 2016, 2017, and 2019. In order to mitigate water risk, we have invested heavily to upgrade existing infrastructure to more efficient irrigation systems like drip or low pressure/low volume sprinkler systems, both in Kenya and Guatemala. In addition, we conduct an analysis of water related issues in the specific river basin where new development might be planned has become part of the due-diligence process before investing in agriculture operations, which has resulted in increased costs.

Climate change regulations continue to evolve, and while it is not possible to accurately estimate either a timetable for implementation or our future compliance costs relating to implementation, it is possible that such regulation could have a material effect in the foreseeable future on our business, results of operations, capital expenditures or financial position.

We are exposed to political, economic and other risks from operating a multinational business which could have a material adverse effect on our results and financial condition.

Our business is multinational and subject to the political, economic and other risks that are inherent in operating in numerous countries, including:

•	a change in laws and regulations or imposition of currency restrictions and other restraints;

•	the imposition of import and export duties and quotas;

•	the risk that the government may expropriate assets;

•	the imposition of burdensome tariffs and quotas;

•	political changes and economic crises that may lead to changes in the business environment in which we operate;

•	international conflict, including terrorist acts, that could significantly impact our business, financial condition and results of operations;

•	public health epidemics which have the potential to impact employees and the global economy;

•	economic sanctions that may be imposed on some countries, which could disrupt the markets for products that we sell, even if we do not sell directly into the target country;

•
economic downturns, political instability and war or civil disturbances that may disrupt our, our suppliers' and our customers' production and distribution logistics or limit sales in individual markets; and

•	disruptions in our, our suppliers' and our customers' ability to access capital and credit markets.

For example, the recent outbreak of the coronavirus in Asia has resulted in service cancellations and containers that are unable to clear at certain of our Chinese ports. As a result, we have had to shift our industry supply to traditional markets such as Japan and Korea which may adversely affect our operating results. We are continuing to monitor the impact of the outbreak on the supply and demand dynamics of the global markets we serve and on our ability to supply our customers in the region.

As it relates to the regulatory environment, banana import regulations have in prior years restricted our access to the EU banana market and increased the cost of doing business in the EU.  In December 2009, the EU entered into an agreement with certain Latin America banana exporting countries to settle a long running dispute over banana import tariffs. This agreement was ratified in May 2010. Under this agreement, the EU gradually reduced import tariffs on bananas from Latin America on an annual basis to €114 per ton as of January 1, 2019, except for countries under Free Trade Agreements (FTA's). Countries under FTA's that signed bilateral agreements with the EU in 2012 are benefiting from accelerated but gradual reduction of import duties. The FTA's are in effect for Central American countries, Colombia, and Peru. The duty for FTA countries was €89 per ton for 2018, €82 in 2019 and was reduced to €75 per ton effective January 1, 2020. Our Colombia and Central America sourced bananas benefit from this FTA agreement. We cannot predict the impact of further changes to the banana import tariffs or new quotas on the EU banana market. Additionally, we cannot predict the impact to banana import tariffs that may result from the United Kingdom’s departure from the EU. The United Kingdom withdrew from the EU on January 31, 2020, commonly referred to as “Brexit”. While existing legislation is such that tariffs on bananas will remain consistent with those realized under the EU, we cannot predict if future legislative changes will impact our cost of importing bananas into the United Kingdom.

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

Acts or omissions of other companies could adversely affect the value of the Del Monte® brand which could have a material adverse effect on our results and financial condition.

We depend on the Del Monte® brand in marketing our products. We share the Del Monte® brand with unaffiliated companies that manufacture, distribute and sell canned or processed fruit and vegetables, dried fruit, snacks and other products. Acts or omissions by these companies, including an instance of food-borne contamination or disease, may adversely affect the value of the Del Monte® brand. As a result, our reputation and the value of the Del Monte® brand may be adversely affected by negative consumer perception.

Our success depends on the services of our senior executives, the loss of whom could disrupt our operations.

Our ability to maintain our competitive position is dependent to a large degree on the services of our senior management team. In particular, we are highly dependent on the services of Mohammad Abu-Ghazaleh our Chairman and Chief Executive Officer, and Youssef Zakharia our President and Chief Operating Officer. Our future success depends upon our ability to attract and retain executive officers and other senior management, especially to support our current operations as well as our current business strategy. Our business may be negatively affected if we are unable to retain our existing senior management personnel or attract additional qualified senior management personnel.

We may not be able to successfully consummate and manage ongoing acquisition, joint venture and business partnership activities, which could have an adverse impact on our results.
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
The success of our 2018 acquisition of Mann Packing depends, in part, on our ability to realize all or some of the synergies and other benefits from integrating the business of Mann Packing with our existing businesses and operations. Even if we are able to integrate the acquired operations successfully, this integration may not result in the realization of the full benefits of the synergies that we currently expect within the anticipated time frame, or at all. Mann Packing’s business may not be able to maintain the levels of revenue, earnings or operating efficiency that it previously achieved or might achieve separately. If we experience difficulties with the integration process or if the business of Mann Packing or the markets in which it operates deteriorate, the potential cost savings, growth opportunities and other anticipated synergies may not be realized fully, or at all, or may take longer to realize than expected.
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

Our principal shareholders are able to significantly influence all matters requiring shareholder approval.

Members of the Abu-Ghazaleh family, including our Chairman and Chief Executive Officer and one of our directors, are our principal shareholders. As of February 7, 2020, they together directly owned 35.2% of our outstanding Ordinary Shares, and our Chairman and Chief Executive Officer holds, and is expected to continue to hold, an irrevocable proxy to vote all of these shares. We expect our principal shareholders to continue to use their interest in our Ordinary Shares to significantly influence the direction of our management, the election of our board of directors and to determine substantially all other matters requiring shareholder approval. The concentration of our beneficial ownership may have the effect of delaying, deterring or preventing a change in control, may discourage bids for the Ordinary Shares at a premium over their market price and may otherwise adversely affect the market price of the Ordinary Shares.

A substantial number of our Ordinary Shares are available for sale in the public market, and sales of those shares could adversely affect our share price.

Future sales of our Ordinary Shares by our principal shareholders, or the perception that such sales could occur, could adversely affect the prevailing market price of our Ordinary Shares. Of the 48,022,002 Ordinary Shares outstanding as of February 7, 2020, 16,896,155 Ordinary Shares are owned by the principal shareholders and are “restricted securities.” These “restricted securities” (i) are subject to a registration rights agreement and can be registered upon demand in certain circumstances and (ii) are eligible for sale in the public market without registration under the Securities Act of 1933 (the “Securities Act”), subject to compliance with the resale volume limitations and other restrictions of Rule 144 under the Securities Act.

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

Increases in wage and benefit costs, changes in laws and other labor regulations, and labor disruptions could impact our financial results and decrease our profitability.

Our expenses relating to employee labor, including employee health benefits, are significant. Our ability to control our employee and related labor costs is generally subject to numerous external factors, including prevailing wage rates and new or revised employment and labor regulations. Unfavorable changes in employee and related labor costs could impact our business, results of operations and financial condition.

In addition, a material portion of our employees who work on our farms work under various syndicatos, works councils, collective bargaining agreements or other agreements with similar types of entities. Our inability to maintain favorable relationships with these entities could result in labor disputes, including work stoppages, which could have a material adverse effect on the portion of our business affected by the dispute, which could impact our business, financial position and results of operations.

Risks Relating to Our Information Systems

Our electronic information and our information system assets may be made unavailable, leaked, or altered due to a cybersecurity incident, which could adversely affect the results of our operations, and we cannot predict the extent or duration of these incidents.
Although our computer systems are distributed in many geographic areas, they are connected together in a private network. A widespread cybersecurity incident may significantly disrupt our operations and business processes. In such case, we may have to operate manually, which may result in significant delay in the delivery of our products to our customers or damage our perishable products. Our customers could refuse to continue to do business with us and prematurely terminate or reduce existing contracts resulting in a significant adverse effect on our business.
We have intellectual property, trade secrets and confidential business information stored in electronic formats that could be leaked to competitors or the public due to cybersecurity incidents which may result in loss of competitive position and market share.
We also have personal confidential information stored in our systems. This information, if stolen or leaked, could result in significant financial and legal risk.
We may be targeted by computer hackers from the internet, from business partners’ networks connected to our network, or from employees for specific purposes such as financial gain, political or ideological motives or otherwise simply to damage our reputation, which may result in significant decline in consumer preference for our products in certain geographic regions or globally and could potentially reduce our market share.
Although we believe we have implemented reasonable industry best practices, processes and technologies to protect our information and information systems, recovery from the above computer incidents could be expensive. Rapidly raising and maintaining higher standards of cybersecurity practices in our business globally may require significant initial investment and higher operating costs and therefore could negatively impact our operating income.

Changes in tax laws in any of the jurisdictions in which we operate, or in which we establish holding companies, could cause fluctuations in our overall tax rate and adversely impact our operating results.

Our income taxes consist of the consolidation of tax provisions computed on a separate entity basis, for each country in which we have operations.  Changes in the sources of income, agreements we have with taxing authorities in various jurisdictions, or tax filing positions taken in these jurisdictions, could cause our overall tax rate to fluctuate significantly from our own past tax rates.  In addition, changes in rules related to Accounting for Income Taxes or changes in applicable tax laws and regulations, including tax laws that impact our current company structure, could adversely affect our tax expense, profitability, and cash flows.

Any failure to adequately store, maintain and deliver quality perishable foods could materially adversely affect our business, financial condition and operating results.

Our ability to adequately store, maintain and deliver quality perishable foods is critical to our business.  We store food products, which are highly perishable, in refrigerated fulfillment centers and ship them to our customers while maintaining appropriate temperatures in transit and use refrigerated delivery trucks to support temperature control for shipments to certain locations.  Keeping our food products at specific temperatures maintains freshness and enhances food safety.  In the event of extended power outages, natural disasters or other catastrophic occurrences, failures of the refrigeration systems in our fulfillment centers or third party delivery trucks, failure to use adequate packaging to maintain appropriate temperatures, or other circumstances both within and beyond our control, our inability to store perishable inventory at specific temperatures could result in significant product inventory losses as well as increased risk of food safety risks.  We also contract with third parties to conduct certain fulfillment processes and operations on our behalf or to sell our product in a retail environment.  Any failure by such third party to adequately store, maintain or transport perishable foods could negative impact the safety, quality and merchantability of our products and the experience of our customers. The occurrence of any of these risks could materially adversely affect our business, financial condition and operating results.

We are subject to transportation risks.

An extended interruption in our ability to ship our products or disruption in the distribution of our products could have a material adverse effect on our business, financial condition and results of operations. While we believe we are adequately insured and would attempt to transport our products by alternative means if we were to experience an interruption, we cannot be sure that we would be able to do so or be successful in doing so in a timely and cost-effective manner.

Immigration legislation may affect our ability to hire hourly workers and increase our costs.

Immigration reform continues to attract significant attention in the public arena and the United States Congress. If new immigration legislation is enacted at the federal level or in states in which we do business, such legislation may adversely affect the number of available legal immigrant workers, which could adversely affect our ability to hire hourly workers and increase our costs in recruiting, training and retaining employees, as well as increase our overtime costs.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties
The following table summarizes the approximate plantation acreage under production that are owned or leased by us and the principal products grown on such plantations by location as of the end of 2019:

	Acres Under Production
Location	Acres Owned	Acres Leased	Products
Costa Rica	45,929	6,037	Bananas, Pineapples, Melons
Guatemala	7,982	6,385	Bananas, Melons
Brazil	1,992	—	Bananas, Other Crops
Chile	3,239	1,680	Non-Tropical Fruit
Kenya	—	10,188	Pineapples
Philippines	—	19,244	Bananas, Pineapples
Uruguay	4,169	—	Citrus
United States	856	3,249	Melons and Other Crops
Panama	—	694	Bananas

Our significant properties include the following, which all relate to our fresh and value-added products or bananas segment unless otherwise noted:

North America

We operate a total of 32 distribution centers in the United States and Canada, of which 15 are also fresh-cut facilities. We own 13 of our distribution centers, consisting of a distribution center in Houston, Texas, a 200,000 square foot distribution center in Dallas, Texas, a distribution center in Plant City, Florida and Goodyear, Arizona, a repack facility in Winder, Georgia, and in Kankakee, Illinois, Portland, Oregon and Sanger, California. We also operate a state-of-the-art distribution center with a fresh-cut facility in Ontario, Canada on owned land. The remaining 19 distribution centers are leased from third parties. All of our distribution centers have ripening capabilities and/or other value-added services. We also lease four port facilities that include cold storage capabilities. As a result of the Mann Packing acquisition, we lease two and own one production facilities in the Salinas valley of California. In addition, we constructed a new production facility on owned land in Gonzales, California. We also lease an office building in Salinas and lease a production facility in Delhi, California and in Yuma, Arizona we own an office building, a manufacturing facility and a cooling facility.

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

Central America

In Costa Rica, we own a juice processing plant and an IQF (individually quick frozen) fruit processing plant. In Costa Rica and Guatemala, we own and operate greenhouses where we produce tomatoes and other vegetables for export and for the local market. In Panama, we are developing a banana operation on leased land that will eventually include approximately 11,000 acres. As of the end of 2019 we had approximately 4,400 acres of leased land under development.

South America

In Brazil, we own approximately 28,000 acres of land of which 2,000 acres are under production. In Uruguay, we own approximately 7,800 acres of which 4,200 acres contain a citrus plantation that is leased to a third party.

Africa

In Thika, Kenya, we own and operate a warehouse, a pineapple cannery, a pineapple packing facility, and a juice production facility.

Middle East

In Jordan, we own an integrated poultry business including poultry farms, hatcheries, a feed mill, a poultry slaughterhouse and a meat processing plant which relate to our other products and services segment. In Jordan, we also own a 25 acre hydroponic on leased land and a 70% owned joint venture which operates a 34 acre herb farm on leased land in the Jordan valley. In the UAE, we own a combined distribution/manufacturing center in Dubai. This state-of-the-art facility includes banana ripening and cold storage facilities, fresh-cut fruit and vegetable operations, an ultra fresh juice manufacturing operation and prepared food manufacturing. In addition, we lease and operate a distribution center in Abu-Dhabi, UAE that includes banana ripening and cold storage facilities. In Saudi Arabia, we own 60% of a joint venture that operates two owned distribution centers strategically located in Jeddah and Riyadh, with banana ripening, cold storage facilities and fresh-cut products and prepared food manufacturing capabilities.

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

Item 3.	Legal Proceedings

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

For more information, see Note 16, “Commitments and Contingencies” to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for our Ordinary Shares

Our Ordinary Shares are traded solely on the New York Stock Exchange, under the symbol FDP, and commenced trading on October 24, 1997, the date of our initial public offering.

As of February 7, 2020, we had 145 shareholders of record, which excludes shareholders whose shares were held by brokerage firms, depositories and other institutional firms.

Dividends

Holders of our Ordinary Shares are entitled to receive dividends when and if they are declared by our Board of Directors. Our Board of Directors declared a cash dividend of $0.06 and $0.08 per share during the third and fourth quarters of 2019. On February 18, 2020, our Board of Directors declared a quarterly cash dividend of $0.10 per share to be paid on March 27, 2020 to shareholders of record as of March 4, 2020. The declaration, amount and payment of future dividends, if any, will be at the discretion of our Board of Directors and will depend upon many factors, including our results of operations, financial condition, capital requirements, restrictions in our debt agreements and other factors that our Board of Directors deem relevant.

Performance Graph

The following graph compares the cumulative five-year total return of holders of FDP ordinary shares with the cumulative total returns of the S&P 500 index and the S&P 500 Food Products index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 26, 2014 to December 27, 2019.

	12/26/2014	1/1/2016	12/30/2016	12/29/2017	12/28/2018	12/27/2019
Fresh Del Monte Produce Inc.	100.00	117.12	184.55	146.80	88.09	110.27
S&P 500	100.00	101.38	113.51	138.29	132.23	173.86
S&P 500 Food Products	100.00	113.76	128.09	126.48	103.39	128.81

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data
Our fiscal year end is the last Friday of the calendar year or the first Friday subsequent to the end of the calendar year, whichever is closest to the end of the calendar year.

The following selected financial data for the years ended January 1, 2016, December 30, 2016, December 29, 2017, December 28, 2018 and December 27, 2019 is derived from our audited Consolidated Financial Statements for the applicable year, prepared in accordance with U.S. generally accepted accounting principles.

The following selected financial data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and accompanying notes contained in Item 8. Financial Statements and Supplementary Data in this Report.

	Year ended
	December 27, 2019	December 28, 2018	December 29, 2017	December 30, 2016	January 1, 2016
	(U.S. Dollars in millions, except share and per share data)
Statement of Income Data:
Net sales	$4,489.0	$4,493.9	$4,085.9	$4,011.5	$4,056.5
Cost of products sold	4,188.4	4,214.1	3,754.3	3,550.1	3,714.2
Gross profit	300.6	279.8	331.6	461.4	342.3
Selling, general and administrative expenses	195.7	194.7	173.2	187.4	183.9
(Gain) loss on disposal of property, plant and equipment	(18.6)	(7.1)	3.0	—	(2.1)
Goodwill and trademark impairment charges	0.3	11.3	0.9	2.6	66.1
Asset impairment and other charges, net	9.1	42.3	1.8	27.2	3.4
Operating income	114.1	38.6	152.7	244.2	91.0
Interest expense, net	24.3	22.7	5.6	3.4	3.7
Other (income) expense, net	(0.9)	15.7	3.0	3.4	7.2

Income before income taxes	90.7	0.2	144.1	237.4	80.1
Provision for income taxes	21.4	16.1	24.9	11.8	13.7
Net income (loss)	$69.3	$(15.9)	$119.2	$225.6	$66.4

Less: Net income (loss) attributable to redeemable and noncontrolling interest	2.8	6.0	(1.6)	0.5	4.0
Net income (loss) attributable to Fresh Del Monte Produce Inc.	$66.5	$(21.9)	$120.8	$225.1	$62.4

Net income (loss) per ordinary share attributable to Fresh Del Monte Produce Inc. - Basic	$1.38	$(0.45)	$2.40	$4.37	$1.18

Net income (loss) per ordinary share attributable to Fresh Del Monte Produce Inc.- Diluted	$1.37	$(0.45)	$2.39	$4.33	$1.17

Dividends declared per ordinary share	$0.14	$0.60	$0.60	$0.55	$0.50

Weighted average number of ordinary shares:
Basic	48,291,345	48,625,175	50,247,881	51,507,755	52,750,212
Diluted	48,394,113	48,625,175	50,588,708	51,962,195	53,199,533

Balance Sheet Data (at period end):
Cash and cash equivalents	$33.3	$21.3	$25.1	$20.1	$24.9
Working capital	488.6	552.8	626.0	592.0	604.0
Total assets	3,349.9	3,255.2	2,766.9	2,653.3	2,596.1
Total debt	587.1	662.4	357.6	232.3	254.2
Shareholders' equity	1,743.7	1,717.8	1,791.2	1,816.4	1,750.9

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto. The following discussion includes forward-looking statements that involve certain risks and uncertainties, including, but not limited to, those described in Item 1A. Risk Factors. Our actual results may differ materially from those discussed below. See “Special Note Regarding Forward-Looking Statements” and Item 1A. Risk Factors.

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

Following our acquisition of Mann Packing, integrated during 2018, and the realignment of our business strategy to increase focus on our fresh and value-added products business as well as our core banana business we changed our reportable segments during March 2019 to better reflect the manner in which we manage our business.  Based on changes to our organization structure and how our Chief Operating Decision Maker reviews operating results and makes decisions about resource allocations, we have two reportable segments that represent our primary businesses and one reportable segment that represents our ancillary businesses. Prior period amounts were adjusted retrospectively to reflect the changes in our segment data.

•
Fresh and value-added products - includes pineapples, melons, non-tropical fruit (including grapes, apples, citrus, blueberries, strawberries, pears, peaches, plums, nectarines, cherries and kiwis), other fruit and vegetables, avocados, fresh-cut fruit and vegetables, prepared fruit and vegetables, juices, other beverages, prepared meals and snacks.

•	Bananas

•	Other products and services - includes our ancillary businesses consisting of sales of poultry and meat products, a plastic product business, and third-party freight services

Our strategy to increase focus on value-added products remained on track in 2019 resulting in improvements in our gross profit, operating income and net income as compared with the prior year.

Net Sales

Our net sales are affected by numerous factors, including mainly the balance between the supply of and demand for our produce and competition from other fresh produce companies. Our net sales are also dependent on our ability to supply a consistent volume and quality of fresh produce to the markets we serve. As a result of seasonal sales price fluctuations, we have historically realized a greater portion of our net sales and of our gross profit during the first two calendar quarters of the year. For example, seasonal variations in demand for bananas as a result of increased supply and competition from other fruit are reflected in the seasonal fluctuations of banana prices, with the first six months of each year generally exhibiting stronger demand and higher prices, except in those years where an excess supply exists.  In our fresh and value-added segment, there are seasonal variations in sales of our prepared foods, which generally realize the largest portion of net sales in the third and fourth quarters of the year, and our non-tropical fruit products which reach peak sales season from October to May.

Our net sales growth in recent years has been achieved primarily through higher sales volume in existing markets of our fresh and value-added products, primarily fresh-cut produce, avocados and other fruits and vegetables. This net sales growth has also been attributable to a broadening of our product line with the expansion of our fresh-cut produce business, specifically increased sales to the foodservice sector and convenience stores combined with our expansion into new markets as well as new product offerings including berries and other fruits and vegetables. In North America, we expect net sales growth by further expanding the market reach of Mann Packing vegetable products and our value-added products. In all of our markets, we expect our sales growth to continue with new fresh-cut product offerings and increased volumes of existing products. In the Middle East, Europe and Asia, we expect to continue to increase our net sales of our fresh produce and prepared food product offerings as a result of our expansion in various markets in the region. We also expect to increase our sales by developing new products in the fresh and value-added products segment, targeting the convenience store and foodservice trade in selected North American, European and Middle Eastern markets and continuing to expand our sales of value added products such as meal and snacks in North America, the Middle East and European markets.

Since our financial reporting currency is the U.S. dollar, our net sales are significantly affected by fluctuations in the value of the currency in which we conduct our sales versus the dollar, with a weaker dollar versus such currencies resulting in increased net sales in dollar terms. Including the effect of our foreign currency hedges, net sales for 2019 were negatively impacted by $42.8 million as a result of a stronger dollar, as compared to the euro, British pound, and Korean won.

Cost of Products Sold

Cost of products sold is primarily composed of two elements:

Product costs - primarily composed of cultivation (the cost of growing crops), harvesting, packaging, labor, depreciation and farm administration. Product cost for produce obtained from independent growers is composed of procurement and packaging costs.

Logistics costs - include land and sea transportation and expenses related to port facilities and distribution centers. Sea transportation cost is the most significant component of logistics costs and is comprised of:

•	Ship operating expenses - include operations, maintenance, depreciation, insurance, fuel (the cost of which is subject to commodity price fluctuations), and port charges.

•	Chartered ship costs - include the cost of chartering the ships, fuel and port charges.

•	Container equipment-related costs - include leasing expense and in the case of owned equipment, also depreciation expense.

•	Third-party containerized shipping costs - include the cost of using third-party shipping in our logistics operations.

Overall, our per unit sea transportation costs have decreased in recent years principally as a result of improved ship utilization combined with lower operating expenses and greater use of third-party containerized shipping as a result of decreasing container shipping rates. Variations in containerboard prices, which affect the cost of boxes and other packaging materials, and fuel prices can have a significant impact on our product cost and our profit margins. Also, variations in the production yields, fertilizers and other input costs and the cost to procure products from independent growers can have a significant impact on our costs. Containerboard, plastic, resin and fuel prices have historically been volatile.

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

Since our financial reporting currency is the U.S. dollar, our costs are affected by fluctuations in the value of the currency in which we have significant operations versus the dollar, with lower cost resulting from a strong U.S. dollar. During 2019, cost of products sold was positively impacted by approximately $28.1 million driven by a stronger dollar as compared to the euro, Costa Rican colon, Chilean peso, British pound and Korean won.

Factors affecting comparability

Acquisitions - On February 26, 2018, we acquired Mann Packing for an aggregate consideration of $357.2 million. Mann Packing's strength in the vegetable category, one of the fastest growing fresh food segments, allows us to diversify our business, leverage our distribution network and infrastructure and increase our market reach. In addition, we expect that this transaction will continue to provide us with synergies, and enhance our ability to better serve our combined customers and address consumers' needs for healthier products. The results of operations associated with Mann Packing are included in our consolidated results prospectively from the date of acquisition, thus affecting the comparability of our financial statements for all periods presented in this report.

Provision for Income Taxes

The provision for income taxes in 2019 was $21.4 million. Income taxes consist of the consolidation of the tax provisions, computed on a separate entity basis, in each country in which we have operations. Since we are a non-U.S. company with substantial operations outside the United States, a substantial portion of our results of operations is not subject to U.S. taxation. Several of the countries in which we operate have lower tax rates than the United States. We are subject to U.S. taxation on our operations in the United States. From time to time, tax authorities in various jurisdictions in which we operate audit our tax returns and review our tax positions. There are audits presently pending in various countries. There can be no assurance that any tax audits, or changes in existing tax laws or interpretations in countries in which we operate will not result in an increased effective tax rate for us.

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

New Internal Revenue Code section 951A has been adopted, which would require a U.S. shareholder of a Controlled Foreign Corporation ("CFC"), to include in income its Global Intangible Low-taxed Income ("GILTI") in a manner similar to subpart F income. The statutory language allows a deduction for corporate shareholders equal to 50% of GILTI, which would be reduced to 37.5% starting in 2026. In general, GILTI would be the excess of a shareholder’s CFCs’ net income over a routine or ordinary return. GILTI is described as the excess of a U.S. shareholder’s net CFC tested income over its “net deemed tangible income return,” which is defined as 10% of its CFCs’ “qualified business asset investment,” reduced by certain interest expense taken into account in determining net CFC tested income. The provision was effective for us in 2018. Under the revised definition of CFC’s, two of our subsidiaries became Specified Foreign Corporations ("SFC’s") and fall under the GILTI provision. Based upon the historical level of earnings and assets in these companies, the impact of this provision is not material.
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

RESULTS OF OPERATIONS

The following table presents, for each of the periods indicated, certain income statement data expressed as a percentage of net sales:

	Year ended
	December 27, 2019	December 28, 2018	December 29, 2017
Statement of Income Data:
Net sales	100.0%	100.0%	100.0%
Gross profit	6.7	6.2	8.1
Selling, general and administrative expenses	4.4	4.3	4.2
Operating income	2.5	0.9	3.7
Interest expense	0.6	0.5	0.2
Net income (loss) attributable to Fresh Del Monte Produce Inc.	1.5	(0.5)	3.0

The following tables present for each of the periods indicated (i) net sales by geographic region, (ii) net sales by segment and (iii) gross profit by segment and, in each case, the percentage of the total represented thereby:

	Year ended
	December 27, 2019		December 28, 2018		December 29, 2017
	(U.S. dollars in millions)
Net sales by geographic region:
North America	$2,923.8	65%	$2,871.3	64%	$2,382.4	58%
Europe	645.2	14%	653.7	15%	665.9	16%
Middle East	425.8	10%	445.6	10%	518.8	13%
Asia	453.0	10%	465.7	10%	460.2	11%
Other	41.2	1%	57.6	1%	58.6	2%
Total	$4,489.0	100%	$4,493.9	100%	$4,085.9	100%

	Year ended
	December 27, 2019		December 28, 2018		December 29, 2017
	(U.S. dollars in millions)
Net sales by segment:
Fresh and value-added products	$2,704.4	60%	$2,654.7	59%	$2,184.4	54%
Bananas	1,656.0	37%	1,703.1	38%	1,775.1	43%
Other products and services	128.6	3%	136.1	3%	126.4	3%
Total	$4,489.0	100%	$4,493.9	100%	$4,085.9	100%

Gross profit by segment:
Fresh and value-added products	$194.7	65%	$190.0	68%	$213.4	65%
Bananas	97.1	32%	84.1	30%	113.4	34%
Other products and services	8.8	3%	5.7	2%	4.8	1%
Total	$300.6	100%	$279.8	100%	$331.6	100%

2019 Compared with 2018

Net Sales. Net sales for 2019 were $4,489.0 million compared with $4,493.9 million in 2018. The decrease in net sales of $4.9 million was attributable to lower net sales in our bananas and other products and services segments, partially offset by higher net sales in our fresh and value-added products segment.

•
Bananas - Net sales of bananas decreased $47.1 million principally due to lower net sales in North America, Asia and Europe, partially offset by higher net sales the Middle East. Worldwide banana sales volume decreased by 4%.

◦
North America banana net sales decreased due to lower sales volumes principally as a result our efforts to reduce volume during less profitable times of the year combined with lower volumes from Central America, partially offset by a slight increase in per unit selling prices.

◦
Asia banana net sales decreased due to lower supplies from the Philippines, principally due to lower purchases from independent growers combined with lower production at our company-operated farms that resulted from planned reductions of low-yield areas. Partially offsetting this decrease were higher per unit selling prices.

◦
Europe banana net sales decreased due to lower sales volumes as a result of lower shipments from our Costa Rica operations, partially offset by higher per unit selling prices. Also negatively affecting banana net sales in Europe were unfavorable exchange rates.

◦
Middle East banana net sales increased due to higher sales volumes primarily as a result of increased shipments from Central America. Partially offsetting the increase in sales volumes were lower per unit selling prices as a result of unfavorable market conditions.

•
Other products and services - Net sales of other products and services decreased $7.5 million primarily due to planned volume reduction in our Jordan poultry business, partially offset by higher poultry pricing and higher revenues from our third-party ocean freight services.

•
Fresh and value-added products - Net sales in the fresh and value-added products segment increased $49.7 million principally as a result of higher net sales of fresh-cut products, avocados, vegetables, and prepared food. Partially offsetting these increases were lower net sales of pineapples, non-tropical fruit, melons and tomatoes.

◦	Net sales of fresh-cut products increased primarily due to:

▪	Sales of fresh-cut vegetable products reflecting a full year of operating results for Mann Packing which was acquired at the end of February 2018;

▪	Higher fresh-cut vegetable per unit selling prices principally due to increased pricing and favorable product mix; and

▪	Higher per unit selling prices and volumes of fresh-cut fruit in North America primarily due to an expanded customer base and higher demand.
These increases in net sales were partially offset by:

▪	Lower per unit selling prices of fresh-cut fruit in Europe, principally due to unfavorable exchange rates;

▪	Lower sales volumes and per unit selling prices of fresh-cut fruit in the Middle East primarily due to lower customer demand; and

▪
The impact of our Mann Packing business voluntary recall in the fourth quarter of 2019. The voluntary recall was a response to a notification by the Food and Drug Administration and the Canadian Food Inspection Agency of a potential contamination of a series of our vegetable products which were processed at our Salinas Valley, California production facility. The voluntary recall had a negative effect on net sales, primarily of fresh-cut vegetables, resulting in an estimated $21.0 million in lost sales associated with the recalled products as compared to our original expectations for such products. In addition, we also recorded a reduction in net sales of approximately $6.0 million in the fourth quarter of 2019 to account for customer claims and customer-related charges associated with the recall.

While we resumed production at our Salinas Valley facility and began shipping product to our customers in November 2019, we have not fully returned to our pre-recall distribution level. We anticipate that sales of our fresh-cut vegetables and other recalled vegetable products will be reduced in the first part of 2020 and possibly future periods as compared to our original expectations for such products. We may find it challenging to grow sales of our recalled vegetable products for a period of time following the voluntary recall.

◦
Net sales of avocados increased due to higher per unit selling prices and sales volumes in North America principally as a result of tight industry supplies and higher customer demand. Also contributing to the increase were higher net sales in Asia, Europe and the Middle East primarily as a result of increased shipments from Mexico.

◦
Net sales of vegetables increased primarily due to sales of Mann Packing vegetable products in North America such as broccoli, cauliflower and lettuce. Mann Packing was acquired at the end of February 2018.

◦
Net sales of prepared food increased primarily due to higher sales volumes in North America, Europe, and the Middle East resulting from our increased focus on value-added products combined with higher customer demand.

◦
Net sales of pineapples decreased due to lower sales volumes in all regions as a result of lower production from our Costa Rica and Philippines operations primarily due to unfavorable growing conditions. Worldwide pineapple sales volume decreased 12%. Partially offsetting this decrease were worldwide higher per unit selling prices.

◦
Net sales of non-tropical fruit decreased principally due to our rationalization of sales volumes resulting in the planned reduction of sales of certain low margin products. Contributing to this decrease in net sales of non-tropical fruit were lower sales of apples in the Middle East and grapes in North America.

◦
Net sales of melons decreased due to lower industry volumes resulting from unfavorable growing conditions in Central America which resulted in lower export quality fruit combined with lower production in our U.S. growing operations. Partially offsetting this decrease were higher per unit selling prices in North America.

◦	Net sales of tomatoes decreased primarily due to the discontinuance of our U.S. growing operations during late summer of 2018, partially offset by higher per unit selling prices in North America.

Cost of Products Sold. Cost of products sold was $4,188.4 million for 2019 compared with $4,214.1 million in 2018, a decrease of $25.7 million. The decrease was primarily attributable to lower sales volumes in our banana and fresh and value-added products segments. Partially offsetting this decrease related to lower sales volumes were: higher cost of products sold related to Mann Packing which was acquired at the end of February 2018; higher ocean freight costs, primarily due to lower vessel utilization; higher fruit production costs, primarily the result of lower yields of pineapples and melons; higher avocado procurement cost; and $4.4 million in inventory write-offs as a result of the Mann Packing voluntary recall of a series of our vegetable products during the fourth quarter of 2019.
Gross Profit. Gross profit was $300.6 million for 2019 compared with $279.8 million for 2018, an increase of $20.8 million. This increase was attributable to higher gross profit in all of our business segments.

•
Bananas - Gross profit in the banana segment increased by $13.0 million. Worldwide there was a slight increase in banana per unit selling prices and per unit cost remained relatively flat. The increase in gross profit was primarily driven by:

◦	Higher local currency per unit selling prices in Europe which surpassed the negative effect of unfavorable exchange rates;

◦	Higher per unit selling prices in Asia; and

◦	Our efforts to reduce volumes during less profitable times of the year.
The increase in banana gross profit was partially offset by lower per unit selling prices in the Middle East principally due to lower demand and higher ocean freight costs in North America and Europe.

•
Fresh and value-added products - Gross profit in our fresh and value-added products segment increased $4.7 million principally due to higher gross profit on non-tropical fruit, tomatoes, melons and fresh-cut fruit, partially offset by lower gross profit on fresh-cut vegetables, prepared food and avocados.

◦
Gross profit on non-tropical fruit increased principally due to lower per unit costs of grapes, stonefruit and berries and higher selling prices of stonefruit and citrus. The restructuring of our Chilean business in the prior year has significantly improved profitability in this product category as a result of reductions in volumes of low-margin products and reduced operating costs.

◦
Gross profit on tomatoes increased principally due to higher per unit selling prices. The discontinuance of our U.S. growing operations during late summer of 2018 resulted in improved margins during 2019.

◦
Gross profit on melons increased due to higher per unit selling prices in North America primarily as a result lower industry volumes, partially offset by higher per unit ocean freight and production costs.

◦
Gross profit on fresh-cut fruit increased primarily due to higher sales volumes in North America combined with improved productivity which resulted in lower production costs. Partially offsetting this increase were lower selling prices in Europe, the Middle East and Asia.

◦
Gross profit on fresh-cut vegetables decreased primarily due to the impact of the Mann Packing voluntary product recall during the fourth quarter of 2019 which had a negative effect on the sales of Mann Packing fresh-cut vegetable products and increased our cost of products sold.

◦
Gross profit on prepared food decreased primarily due to lower selling prices on canned pineapples, principally a result of high industry volumes and increased competition in Europe. Also contributing to the decrease in gross profit on prepared food was the effect of the Mann Packing voluntary product recall during the fourth quarter of 2019 that negatively affected the sales of Mann Packing prepared vegetable products and increased our cost of products sold.

◦	Gross profit on avocados decreased due to higher fruit procurement costs as a result of tight supplies principally in Mexico.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.0 million from $194.7 million in 2018 to $195.7 million in 2019. The increase was principally due to higher selling, marketing and administrative expenses in North America primarily as a result of the Mann Packing acquisition in late February 2018 combined with an increase in the allowance for bad debt in the Middle East. Partially offsetting this increase were lower promotional and administrative expenses in Asia due to cost savings initiatives.

(Gain) Loss on Disposal of Property, Plant and Equipment. The (gain) on disposal of property, plant and equipment of $(18.6) million during 2019 primarily related to the sale of surplus land in Florida and a refrigerated vessel. Partially offsetting these gains was the loss on disposal of low-yielding banana plants in Costa Rica in order to replant and improve productivity and other losses on disposal of surplus assets. The (gain) on disposal of property, plant and equipment of $(7.1) million in 2018 consisted primarily of the gain on the sale of surplus land in the United Kingdom, the gain on the sale of a refrigerated vessel and the gain on the sale of surplus plant and equipment principally in Chile, Brazil and the Philippines.
Goodwill and Trademark Impairment. In 2019, we incurred $0.3 million for impairment of the Del Monte® perpetual, royalty-free brand name license for beverage products in the United Kingdom due to lower than expected sales volume and pricing. In 2018, we incurred $11.3 million for impairment of the Del Monte® perpetual, royalty-free brand name license for prepared food and beverage products in Europe, the Middle East, Africa and certain Central Asian countries due to to lower than expected sales volume and pricing related to our prepared food products.
Asset Impairment and Other Charges, Net. Asset impairment and other charges, net, was $9.1 million in 2019 as compared with $42.3 million in 2018.
Asset impairments and other charges, net, for 2019 were primarily comprised of the following:

•	$5.2 million in asset impairments and other charges related to low-producing areas in our existing banana operations in the Philippines;

•	$0.5 million in other costs incurred related to the Mann Packing voluntary recall of a series of vegetable products during the fourth quarter of 2019; and

•	$2.9 million in asset impairment charges related to our equity investment in Purple Carrot.

Asset impairments and other charges, net, for 2018 were primarily comprised of the following:

•	$32.3 million in asset impairment and other charges related to our decision to abandon certain low-yield areas in our banana operation in the Philippines;

•	$4.1 million in acquisition-related expenses, principally the Mann Packing acquisition;

•	$2.4 million in severance expense related to restructuring as a result of cost reduction initiatives in our Chilean non-tropical fruit operation;

•	$2.3 million in asset impairment charges related to underutilized assets in Central America in the banana and fresh and value-added products segments;

•	$1.8 million in asset impairment charges related to cost reduction initiatives in Costa Rica in the banana segment; and

•	a credit of $(0.9) million related to insurance proceeds due to damage from inclement weather in one of our California facilities related to the fresh and value-added products segment.

Operating Income. Operating income was $114.1 million in 2019 compared with operating income of $38.6 million in 2018, an increase of $75.5 million. The increase in operating income was due to: higher gross profit; higher gain on disposal of property, plant and equipment; lower asset, goodwill and trademark impairment and other charges, net; partially offset by higher selling, general and administrative expenses.
Interest Expense. Interest expense was $25.4 million in 2019 compared with $23.6 million in 2018, an increase of $1.8 million. The increase was primarily due to higher borrowing rates, partially offset by lower average loan balances.
Other (Income) Expense, Net. Other (income) expense, net, was income of $(0.9) million for 2019 compared with expense of $15.7 million in 2018. The increase in other (income) expense, net, of $16.6 million was principally attributable to a net gain of $16.0 million as a result of the settlement of a business transaction litigation combined with lower foreign exchange losses during 2019 as compared with 2018.
Provision for Income Taxes. Provision for income taxes was $21.4 million in 2019 compared with $16.1 million in 2018. The increase in the provision for income taxes of $5.3 million is primarily due to higher taxable earnings in certain jurisdictions.

2018 Compared with 2017

Net Sales. Net sales for 2018 were $4,493.9 million compared with $4,085.9 million in 2017. The increase in net sales of $408.0 million was attributable to higher net sales in our fresh and value-added products segment, partially offset by lower net sales in our banana segment.

•
Fresh and value-added products - Net sales in the fresh and value-added products segment increased $470.3 million principally as a result of higher net sales of fresh-cut products, vegetables, prepared products, and avocados, partially offset by lower net sales of tomatoes and non-tropical fruit.

◦
Net sales of fresh-cut products increased primarily due to the sales of Mann Packing fresh-cut vegetable products in North America. Also contributing to the increase were higher sales prices and volumes in Europe and Asia which were mostly attributable to favorable exchange rates and improved customer demand.

◦
Net sales of prepared products increased principally due to the sales of Mann Packing prepared food vegetable products in North America and higher sales volume of canned deciduous products in Europe. Partially offsetting these increases were lower sales volumes and per unit sales prices of canned pineapple products in Europe and lower pricing on industrial pineapple products primarily due to industry oversupply and lower customer demand.

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

•
Bananas - Net sales of bananas decreased $72.0 million principally due to lower net sales in the Middle East and Europe, partially offset by higher net sales in Asia and North America. Worldwide banana sales volume decreased by 7%.

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

Cost of Products Sold.  Cost of products sold was $4,214.1 million for 2018 compared with $3,754.3 million in 2017, an increase of $459.8 million. The increase was primarily attributable to cost of product sold related to the Mann Packing acquisition which contributed $452.7 million of the increase. Also contributing to the increase were higher fruit cost, higher distribution costs principally in North America and Europe as a result of increased trucking rates attributable to limited availability of resources, higher fuel costs and higher containerboard costs. Higher container shipping rates in the Middle East and Asia were also contributors to our increase in cost of products sold. Partially offsetting these increases were lower banana sales volumes.
Gross Profit. Gross profit was $279.8 million for 2018 compared with $331.6 million for 2017, a decrease of $51.8 million. This decrease was attributable to lower gross profit in our fresh and value-added products segment and banana segment.

•
Fresh and value-added products - Gross profit in the fresh and value-added products segment decreased $23.4 million principally due to higher gross profit on fresh-cut products, avocados and non produce operations, offset by lower gross profit on prepared products, pineapples, tomatoes and melons.

◦
Gross profit on fresh-cut products increased principally due to Mann Packing fresh-cut vegetables products. Also contributing to the increase were higher sales volume and sales prices in Europe and Asia and higher sales prices in North America. Partially offsetting these increases were lower sales prices in the Middle East.

◦	Gross profit on avocados increased due to higher sales volumes in North America and lower procurement costs, partially offset by lower per unit sales prices.

◦	Gross profit of prepared products decreased principally due to lower sales prices on industrial and canned pineapple products as a result of excess industry supply and lower demand.

◦
Gross profit on pineapples decreased principally due to higher fruit costs in Costa Rica, higher distributions costs in North America, Europe and the Middle East and higher ocean freight costs in North America, the Middle East and Asia. Also contributing to the decrease in gross profit was lower per unit sales prices in North America and the Middle East. Partially offsetting these decreases were higher sales volumes in North America, Europe and Asia. Worldwide pineapple per unit sales price decreased 3% and per unit costs increased 6%.

◦	Gross profit on tomatoes decreased principally due to lower sales volumes as a result of the discontinuance of our U.S. growing operations during the year combined with higher costs.

◦	Gross profit on melons decreased primarily due to higher fruit and distribution cost combined with lower per unit sales prices in North America.

•
Bananas - Gross profit in the bananas segment decreased by $29.3 million primarily due to higher fruit cost per box, higher distribution costs and lower sales volumes in North America, Europe and the Middle East. Also contributing to the decrease were higher ocean freight costs in North America, the Middle East and Asia as well as higher fruit costs. Offsetting these decreases were higher per unit sales prices in North America and the Middle East. Worldwide banana per unit sales prices increased 3% and per unit cost increased 5%.

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

Loss (Gain) on Disposal of Property, Plant and Equipment. The (gain) on disposal of property, plant and equipment was $(7.1) million during 2018 consisting principally of the gain on the sale of surplus land in the United Kingdom, the gain on the sale of a refrigerated vessel and the gain on the sale of surplus plant and equipment principally in Chile, Brazil and the Philippines. Partially offsetting these gains were the losses on disposal of low-yielding banana plants in Costa Rica and Guatemala in order to replant and improve productivity, the disposal of non-tropical plants in Chile due to varietal changes and a loss on the sale of tomato assets in the State of Virginia. During 2017, the loss on disposal of property, plant and equipment was $3.0 million consisting principally of the loss on disposal of low-yielding banana plants in Costa Rica and Guatemala in order to replant and improve productivity and disposal of deciduous plants in Chile, partially offset by a gain on the sale of shipping containers.
Goodwill and Trademark Impairment. In 2018, we incurred $11.3 million for impairment of the Del Monte® perpetual, royalty-free brand name license due to lower than expected sales volume and pricing related to the prepared food reporting unit, a component of the fresh and value-added products segment. In 2017, we incurred $0.9 million for impairment of the Del Monte® perpetual, royalty-free brand name license for beverage products in the United Kingdom due to lower than expected sales volume and pricing related to the prepared food reporting unit.
Asset Impairment and Other Charges, Net. Asset impairment and other charges, net, was $42.3 million in 2018 as compared with $1.8 million in 2017.
Asset impairments and other charges, net, for 2018 were primarily comprised of:

•	$32.3 million in asset impairment and other charges related to our decision to abandon certain low-yield areas in our banana operation in the Philippines;

•	$4.1 million in acquisition-related expenses, principally the Mann Packing acquisition;

•	$2.4 million in severance expense related to restructuring as a result of cost reduction initiatives in our Chilean non-tropical fruit operation;

•	$2.3 million in asset impairment charges related to underutilized assets in Central America in the bananas and fresh and value-added products segments;

•	$1.8 million in asset impairment charges related to cost reduction initiatives in Costa Rica in the bananas segment; and

•	a credit of $(0.9) million related to insurance proceeds due to damage from inclement weather in one of our California facilities related to the fresh and value-added products segment.

Asset impairments and other charges (credits), net, for 2017 were:

•	$1.5 million due to our decision to cease the development of an investment initiative in Africa related to our prepared food operations;

•	$0.8 million related to flood damage in our Philippines banana operations;

•	$0.6 million related to underutilized assets in Central America related to the bananas segment;

•	$1.8 million related to flood damage in our Chile non-tropical fruit operation;

•	a credit of $(3.4) million for insurance recoveries related to previously announced flood damage in our Chile non-tropical fruit operations; and

•	$0.5 million related to Kunia Well Site in Hawaii for EPA remediation additional expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

We are a holding company with limited business operations of our own. Our only significant asset is 100% of the outstanding capital stock of our subsidiaries that directly or indirectly own all of our assets. We conduct all of our business operations through our subsidiaries. Accordingly, our only source of cash to pay our obligations, other than financings, is distributions with respect to our ownership interest in our subsidiaries from the net earnings and cash flow generated by these subsidiaries.

Our primary sources of cash flow are net cash provided by operating activities and borrowings under our credit facility. Our primary uses of net cash flow are capital expenditures to increase and expend our product offerings and geographic reach, investments to increase our productivity and investments in businesses such as Mann Packing.

A summary of our cash flows is as follows:

	Year ended
	December 27, 2019	December 28, 2018	December 29, 2017
Summary cash flow information:	(in thousands)
Net cash provided by operating activities	$169.1	$246.6	$194.2
Net cash used in investing activities	(52.2)	(494.8)	(133.8)
Net cash (used in) provided by financing activities	(108.9)	242.0	(53.8)
Effect of exchange rate changes on cash	4.0	2.4	(1.6)
Net increase (decrease) in cash and cash equivalents	12.0	(3.8)	5.0
Cash and cash equivalents, beginning	21.3	25.1	20.1
Cash and cash equivalents, ending	$33.3	$21.3	$25.1

Operating activities

Net cash provided by operating activities was $169.1 million for 2019 compared with $246.6 million for 2018, a decrease of $77.5 million. The decrease in net cash provided by operating activities in 2019 compared to 2018 was principally attributable to lower balances of accounts payable and accrued expenses principally as a result of higher payments to suppliers due to timing primarily in North America. Partially offsetting this decrease was higher net income and lower levels of advances to suppliers and inventory. The lower levels of advances to suppliers and inventory were principally due to lower quantities and cost of paper in Central America and lower levels of canned deciduous products as a result of lower production in Greece.

Net cash provided by operating activities was $246.6 million for 2018 compared with $194.2 million for 2017, an increase of $52.4 million. The increase in net cash provided by operating activities in 2018 compared to 2017 was principally attributable to higher accounts payable and accrued expenses, primarily as a result of improved cash management including more beneficial payment terms with suppliers. Partially offsetting this increase was lower net income and higher accounts receivables, inventories and prepaid expenses and other current assets.

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

Working capital was $488.6 million at December 27, 2019 compared with $552.8 million at December 28, 2018, a decrease of $64.2 million. The decrease in working capital was principally due to lower levels of current assets, primarily assets held for sale, accounts receivable and inventory and higher current maturities of operating leases, partially offset by lower accounts payable and accrued expenses.

Investing activities

Net cash used in investing activities was $52.2 million for 2019, $494.8 million for 2018 and $133.8 million for 2017. Net cash used in investing activities for 2019 consisted of $122.3 million in capital expenditures, partially offset by $69.4 million in proceeds from sales of property, plant and equipment. By comparison, net cash used in investing activities for 2018 consisted primarily of $150.5 million in capital expenditures and purchase of businesses, net of cash acquired of $357.5 million, partially offset by proceeds from sales of property, plant, and equipment of $17.4 million. Net cash used in investing activities for 2017 consisted primarily of capital expenditures.

Capital expenditures related to the fresh and value-added products segment accounted for $77.5 million, or 63%, of our 2019 capital expenditures and $79.2 million, or 53%, of our 2018 capital expenditures. During 2019, these capital expenditures primarily related to (1) a new avocado packing and sorting facility in Mexico; (2) a new fresh-cut fruit production facility in Japan; (3) expansion and improvements to the Mann Packing facilities, including the construction of the new manufacturing plant in Gonzales, California; (4) a new fresh pineapple packing facility in Kenya; (5) improvements to our pineapple production operations in Costa Rica and the Philippines and to our non-tropical operations in Chile; and (6) expansion and improvements to our fresh-cut facilities in North America and information technology initiatives. During 2018, these capital expenditures primarily related to (1) expansion and improvements to the Mann Packing facilities, including the construction of the new manufacturing plant in Gonzales, California, and to our facilities in Kenya and Greece; (2) a new avocado packing and sorting facility in Mexico; (3) improvements to our non-tropical fruit operations in Chile, (4) improvements to our pineapple operations in Costa Rica and Philippines, and (5) expansion and improvements to our fresh-cut facilities and information technology initiatives.

Capital expenditures related to the bananas segment accounted for $25.5 million, or 21%, of total 2019 capital expenditures and $30.5 million, or 20% of total 2018 capital expenditures. During both years, these capital expenditures consisted primarily of (1) expansion and improvements to our production operations in Central America, including our continuing development of our new Panama operations; (2) improvements to our Philippines operation; and (3) improvements to our distribution centers and for information technology initiatives.

Capital expenditures related to the other products and services segment accounted for $5.0 million, or 4%, of our 2019 capital expenditures and $3.4 million, or 2%, of our 2018 capital expenditures. During 2019 and 2018, these capital expenditures primarily related to improvements to our Jordanian poultry operations.

During 2017 and 2018, we entered into definitive agreements for the building of six new refrigerated container ships to be delivered commencing in 2020. We anticipate that this shipbuilding program will lead to the replacement of our entire U.S. east coast fleet of vessels. We made payments of $36.4 million in 2018 and $12.2 million in 2019 in connection with these ships and we expect to make additional payments of $85.2 million in 2020 and $41.3 million in 2021. We expect that these capital expenditures will benefit both our fresh and value-added products segment and our bananas segment. In addition to the ship building program, our principal capital expenditures planned for 2020 consist primarily of expansion and improvement of production facilities in North America, Costa Rica, Guatemala, Panama, Kenya, and Philippines. We also plan capital expenditures for expansion and improvements of our distribution and fresh-cut facilities in the United States, Europe and Asia that will benefit our bananas and fresh and value added segments. We expect to fund these capital expenditures through operating cash flows and bank borrowings.

Financing Activities

Net cash used in financing activities was $108.9 million for 2019. Net cash provided by financing activities was $242.0 million in 2018 while net cash used in financing activities was $53.8 million for 2017. Net cash used in financing activities for 2019 consisted primarily of net payments on long-term debt of $77.7 million, repurchase and retirement of ordinary shares of $17.9 million, and dividends paid of $6.7 million. Net cash provided by financing activities for 2018 consisted primarily of net borrowings on long-term debt of $304.5 million, partially offset by $29.4 million in repurchase and retirement of ordinary shares and $29.0 million in dividends paid. Net cash used in financing activities for 2017 consisted primarily of $142.0 million in repurchase and retirement of ordinary shares and $30.1 million in dividends paid, partially offset by $126.9 million in net borrowings on long-term debt.

Debt Instruments and Debt Service Requirements

On October 1, 2019, we and certain of our subsidiaries entered into a Second Amended and Restated Credit Agreement (the “Second A&R Credit Agreement”) with the financial institutions and other lenders named therein, including Bank of America, N.A. as administrative agent and BofA Securities, Inc. as sole lead arranger and sole bookrunner. The Second A&R Credit Agreement provides for a five-year, $1.1 billion syndicated senior unsecured revolving credit facility (the “Revolving Credit Facility”) maturing on October 1, 2024, which replaces our prior revolving credit facility, which had been scheduled to expire on April 15, 2020 (the “Prior Credit Facility"). Certain of our direct and indirect subsidiaries have guaranteed the obligations under the Second A&R Credit Agreement. We intend to use funds borrowed under the Second A&R Credit Agreement from time to time for general corporate purposes, working capital, capital expenditures and other investment opportunities.
Pursuant to the terms of the Second A&R Credit Agreement, amounts borrowed under the Revolving Credit Facility accrue interest, at our election, at either (i) the Eurocurrency Rate (as defined in the Second A&R Credit Agreement) plus a margin that ranges from 1.000% to 1.500% or (ii) the Base Rate (as defined in the Second A&R Credit Agreement) plus a margin that ranges from 0% to 0.500%, in each case based on our Consolidated Leverage Ratio (as defined in the Second A&R Credit Agreement). The Second A&R Credit Agreement revised the interest rate grid to provide for five pricing levels for interest rate margins, as compared to three pricing levels in the Prior Credit Facility. At December 27, 2019, we had borrowings of $586.6 million outstanding under the Revolving Credit Facility bearing interest at a per annum rate of 2.94%. In addition, we pay an unused commitment fee.
The Second A&R Credit Agreement provides for an accordion feature that permits us, without the consent of the other lenders, to request that one or more lenders provide us with increases in revolving credit facility or term loans up to an aggregate of $300 million (“Incremental Increases”). The aggregate amount of Incremental Increases can be further increased to the extent that after giving effect to the proposed increase in revolving credit facility commitments or term loans our Consolidated Leverage Ratio, on a pro forma basis, would not exceed 2.50 to 1. Our ability to request such increases in the Revolving Credit Facility or term loans is subject to its compliance with customary conditions set forth in the Second A&R Credit Agreement including compliance, on a pro forma basis, with the financial covenants and ratios set forth therein. Upon our request, each lender may decide, in its sole discretion, whether to increase all or a portion of its revolving credit facility commitment or provide term loans.
The Second A&R Credit Agreement requires us to comply with certain financial and other covenants. Specifically, the Second A&R Credit Agreement requires us to maintain a 1) Consolidated Leverage Ratio of not more than 3.50 to 1.00 at any time during any period of four consecutive fiscal quarters, subject to certain exceptions and 2) a minimum Consolidated Interest Coverage Ratio of not less than 2.25 to 1.00 as of the end of any fiscal quarter. Additionally, consistent with the prior credit agreement, the Second A&R Credit Agreement requires us to comply with certain other covenants, including limitations on capital expenditures, stock repurchases, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales, and mergers. However, certain of these covenants were revised under the Second A&R Credit Agreement, including 1) the restricted payments covenant which was revised to permit us to declare or pay cash dividends in any fiscal year up to an amount that does not exceed the greater of (i) an amount equal to the greater of (A) 50% of the Consolidated Net Income (as defined in the Second A&R Credit Agreement) for the immediately preceding fiscal year or (B) $25,000,000 or (ii) the greatest amount which would not cause the Consolidated Leverage Ratio (determined on a pro forma basis) to exceed 3.25 to 1.00 and (2) the restricted payments covenant which was revised to provide an annual allowance for stock repurchases to be an amount not exceeding the greater of (i) $150,000,000 in the aggregate or (ii) the amount that, after giving pro forma effect thereto and any related borrowings, will not cause the Consolidated Leverage Ratio to exceed 3.25 to 1.00. As of December 27, 2019, we were in compliance with all of the financial and other covenants contained in the Second A&R Credit Agreement.

We have a renewable 364-day, $25.0 million commercial and stand-by letter of credit facility with Rabobank Nederland.

At December 27, 2019, we had $539.0 million of borrowing availability under committed working capital facilities, primarily under the Revolving Credit Facility.  At December 27, 2019, we applied $10.8 million to letters of credit under the Rabobank Nederland and Bank of America revolving credit facilities, in respect of certain contingent obligations and other governmental agencies and purchases of equipment and raw material guarantees and other trade related letters of credit. We also had $17.5 million in other letters of credit and bank guarantees not included in the Rabobank letter of credit or Bank of America revolving credit facilities.
As of December 27, 2019, we believe that our cash on hand, capacity available under our Revolving Credit Facility, and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months.

Derivatives

We are exposed to fluctuations in currency exchange rates against the U.S. dollar on our results of operations and financial condition and we mitigate that exposure by entering into foreign currency forward contracts. Certain of our subsidiaries periodically enter into foreign currency forward contracts in order to hedge portions of forecasted sales or cost of sales denominated in foreign currencies with forward contracts and options, which generally expire within one year. The fair value of our derivatives related to our foreign currency cash flow hedges was in a net asset position of $1.0 million as of December 27, 2019 and $0.8 million as of December 28, 2018 due to relative strengthening or weakening of exchange rates when compared to contracted rates.

We are exposed to fluctuations in variable interest rates on our results of operations and financial condition, and we mitigate that exposure by entering into interest rate swaps, from time to time. During 2018, we entered into interest rate swaps in order to hedge the risk of the fluctuation on future interest payments related to a portion of our variable rate LIBOR-based borrowings through 2028. The fair value of the derivatives related to our interest rate swap cash flow hedges was in a net liability position of $30.3 million as of December 27, 2019.

We enter into derivative instruments with counterparties that are highly rated and do not expect a deterioration of our counterparty’s credit ratings; however, the deterioration of our counterparty’s credit ratings would affect the Consolidated Financial Statements in the recognition of the fair value of the hedges that would be transferred to earnings as the contracts settle. We expect that $1.0 million of the fair value of foreign currency hedges recognized as loss in accumulated other comprehensive income ("AOCI") will be transferred to earnings during the next 12 months and the remaining net loss related to our interest rate swap derivatives of $31.0 million in accumulated other comprehensive income over a period of 9 years, along with the earnings effect of the related forecasted transactions.

Other

We are involved in several legal and environmental matters that, if not resolved in our favor, could require significant cash outlays and could have a material adverse effect on our results of operations, financial condition and liquidity. See Item 1. Business Overview under “Environmental Proceedings” and Item 3.  Legal Proceedings and Note 16, “Commitments and Contingencies” to the Consolidated Financial Statements included in Item 8.  Financial Statements and Supplementary Data.

Commitments and Contractual Obligations

The following details information with respect to our contractual obligations as of December 27, 2019.

	(U.S. dollars in millions)
Contractual obligations by period	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Fruit purchase agreements	$922.6	$324.2	$389.7	$208.7	$—
Purchase obligations	303.9	242.2	50.2	3.7	7.8
Operating leases and charter agreements	204.5	42.1	52.8	35.3	74.3
Finance lease obligations	0.5	0.3	0.2	—	—
Long-term debt	586.6	—	—	586.6	—
Interest on long-term debt and finance lease obligations (1)	98.3	18.2	44.7	35.4	—
Retirement benefits	101.7	11.3	19.9	20.8	49.7
Uncertain tax positions	3.6	0.1	1.2	—	2.3
Totals	$2,221.7	$638.4	$558.7	$890.5	$134.1
 (1) We utilize a variable interest rate on our long-term debt, and for presentation purposes we have used an assumed rate of 2.9%.

We have agreements to purchase the entire or partial production of certain products of our independent growers primarily in Guatemala, Costa Rica, Philippines, Ecuador, Chile, and Colombia that meet our quality standards. Total purchases under these agreements amounted to $691.8 million for 2019, $763.9 million for 2018, and $815.0 million for 2017. In addition, as discussed above, during 2017 and 2018 we entered into definitive agreements for the building of six new refrigerated container ships to be delivered commencing in 2020. The agreement requires payments of approximately $85.2 million in 2020 and $41.3 million in 2021 for these six ships which are included within the purchase obligations line item in the table above. On May 29, 2017, we executed a contract with the Republic of Panama and will invest a minimum of $100.0 million over a period of seven years, which includes the development of a minimum of 4,000 hectares of leased land suitable for banana production, refurbishment of packing plants, buildings and other banana facilities and preparation of banana infrastructure including land, roads and water systems. The contract is for an initial period of 20 years and renews automatically for an additional 20 year period. During the years 2018 and 2019, we have received 100% of the land from individual land owners and have made a lease prepayment of $13.3 million. Through December 27, 2019, we have invested approximately $23.9 million in this project. The lands belonging to the Government of Panama have not been delivered, which represent 60% of the total area.

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

As part of our adoption of ASC 606, we elected the practical expedient to expense incremental costs of obtaining a contract, if the contract period is for one year or less. These costs are included in selling, general and administrative expenses. Otherwise, incremental contract costs are recognized as an asset in the Consolidated Balance Sheets and amortized over time as promised goods and services are transferred to a customer. We account for shipping and handling costs as costs to fulfill a contract and not as performance obligations to our customers. We also exclude taxes collected from our customers, assessed by government authorities that are both imposed on and concurrent with a specific revenue-producing transaction, from our determination of the transaction price. We utilize the practical expedient and do not adjust the promised amount of consideration for the effects of a significant financing component due to the fact that the period between the transfer of the promised good or service to a customer and the customer payment is one year or less.
Refer to Note 21, "Business Segment Data" for additional description of our reportable business segments and disaggregated revenue disclosures.
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

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess of the purchase price of an acquired entity over the fair value of the net tangible and intangible assets acquired and liabilities assumed in a business combination. We assess goodwill and indefinite-lived intangible assets for impairment on an annual basis on the first day of the fourth quarter of each year, or sooner if events indicate such a review is necessary. A significant amount of judgment is involved in determining if an indicator of impairment has occurred.

Following the adoption of ASU 2017-04, Simplifying the Test for Goodwill Impairment, our goodwill impairment charges are calculated as the amount by which the carrying amount of the reporting exceeds the reporting unit’s fair value. However, the impairment charge recognized cannot exceed the total amount of goodwill allocated to that reporting unit.

As part of the 2004 Del Monte Foods acquisition, we also acquired perpetual, royalty-free licenses to use the Del Monte® brand for processed and/or canned food in more than 100 countries throughout Europe, Africa, the Middle East and certain Central Asian countries. We can also produce, market and distribute certain prepared food products in North America based on our recently announced agreement with Del Monte Pacific utilizing the Del Monte® brand. This indefinite-lived intangible asset is not being amortized but is reviewed for impairment on the annual impairment assessment performed during the fourth quarter consistent with the ASC guidance on “Intangibles – Goodwill and Other.”

The fair value of the banana reporting unit's goodwill, the prepared reporting unit's goodwill, and the fair value of the trade names and trademarks associated with our prepared food products are sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to calculate the fair value of these assets. If the banana reporting unit and our prepared food products do not perform to expected levels, the banana goodwill and the Del Monte® brand trade names and trademarks associated with the prepared food products may also be at risk for impairment in the future.

The following table highlights the sensitivities of the indefinite-lived intangibles at risk as of December 27, 2019 (U.S. dollars in millions):

	Banana Reporting Unit Goodwill	Prepared Food Reporting Unit Goodwill	Prepared Food Reporting Unit Del Monte® Trade Names and Trademarks
Carrying value of indefinite-lived intangible assets	$64.4	$48.8	$30.8

Approximate percentage by which the fair value exceeds the carrying value based on the annual impairment test as of first day of the fourth quarter	9.1%	2.5%	6.5%

Amount that a one percentage point increase in the discount rate and a 5% decrease in cash flows would cause the carrying value to exceed the fair value and trigger an impairment	$64.4	$47.1	$1.0

As of December 27, 2019, we are not aware of any items or events that would cause an adjustment to the carrying value of Goodwill and Indefinite-Lived Intangible Assets.

Impairment of Long-Lived Assets

We account for the impairment of long-lived assets in accordance with the Codification guidance related to “Property, Plant and Equipment.” The Codification guidance requires write-downs of long-lived assets used in operations to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.

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

Fair Value Measurements

We measure fair value for financial instruments, such as derivatives on an ongoing basis. We measure the fair value of non-financial assets when a valuation is necessary, such as for impairment of long-lived and indefinite-lived assets when indicators of impairment exist.  Fair value is measured in accordance with the ASC on “Fair Value Measurements and Disclosures.” The ASC on “Fair Value Measurements and Disclosures” defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. The ASC also requires us to classify fair value measurements based on the weight of observable and unobservable valuation inputs as follows:  Level 1:  inputs are derived from quoted prices in active markets for identical assets; Level 2: inputs are derived from significant other observable inputs and Level 3:  inputs utilized are not observable.

Our asset impairments for certain long-lived assets including property, plant, and equipment are generally estimated using a market approach. The fair value of these assets are classified as Level 3 in the fair value hierarchy due to the mix of unobservable inputs utilized.

Our impairments of goodwill and indefinite-lived intangible assets are generally estimated using an income or market approach, or a combination thereof. Due to the mix of unobservable inputs utilized, the fair value of the trademarks are classified as Level 3 of the fair value hierarchy.

The purchase price allocation for the Mann Packing acquisition in 2018 included $162.0 million allocated to goodwill representing the excess of the purchase price over the fair values of assets acquired and liabilities assumed. The fair value of the net assets acquired were estimated using Level 3 inputs based on unobservable inputs except for items such as working capital which were valued using Level 2 inputs due to mix of quoted prices for similar instruments and cash and cash equivalents valued as Level 1 due to its highly liquid nature. We primarily utilized the cost approach for the valuation of the personal and real property. The definite-lived intangible assets acquired, including customer list intangibles and trade names and trademark, were valued primarily using an income approach methodology.

The Mann Packing acquisition also included a put option exercisable by the 25% shareholder of one of the acquired subsidiaries. The put option allows the noncontrolling owner to sell his 25% noncontrolling interest to us for a multiple of the subsidiary's adjusted earnings. As the put option is outside of our control, the estimated value of the 25% noncontrolling interest is presented as a redeemable noncontrolling interest outside of permanent equity on our Consolidated Balance Sheets. The fair value assigned to this interest was estimated using Level 3 inputs based on unobservable inputs. Refer to Note 4 "Acquisitions" for further discussion on the acquisition of Mann Packing.

New Accounting Pronouncements

In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)-Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The amendments in this update clarify certain interactions between the guidance to account for certain equity securities under Topic 321, the guidance to account for investments under the equity method of accounting in Topic 323, and the guidance in Topic 815, which could change how an entity accounts for an equity security under the measurement alternative or a forward contract or purchased option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting or the fair value option in accordance with Topic 825, Financial Instruments. This ASU will be effective for us beginning the first day of our 2021 fiscal year. We are evaluating the impact of the adoption of this ASU on our financial condition, results of operations and cash flows, and, as such, we are not able to estimate the effect the adoption of the new standard will have on our financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The ASU introduces new guidance to evaluate whether a step-up in tax basis of goodwill relates to a business combination in which book goodwill was recognized or a separate transaction, and also provides a policy election to not allocate consolidated income taxes when a member of a consolidated tax return is not subject to income tax. The ASU also makes changes to the current guidance for making intraperiod allocations and determining when a deferred tax liability is recognized after an investor in a foreign entity transitions to or from the equity method of accounting, among other changes. This ASU will be effective for us beginning the first day of our 2021 fiscal year. We are evaluating the impact of the adoption of this ASU on our financial condition, results of operations and cash flows, and, as such, we are not able to estimate the effect the adoption of the new standard will have on our financial statements.

In April 2019, the FASB issued ASU 2019-04, Codification Improvements, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. This ASU provides amendments which will affect the recognition and measurement of financial instruments, including derivatives and hedging. These amendments will be effective for us beginning the first day of our 2020 fiscal year. While we are continuing to evaluate the impact of the adoption of this ASU on our financial condition, results of operations and cash flows, we do not expect its impact will be material at this time.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. This ASU resolves the diversity in practice concerning the manner in which entities account for transactions based on their assessment of the economics of a collaborative arrangement. This ASU clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue when the collaborative arrangement participant is a customer and precludes recognizing as revenue consideration received from a collaborative arrangement if the participant is not a customer. This ASU will be effective for us beginning the first day of our 2020 fiscal year. While we are continuing to evaluate the impact of the adoption of this ASU on our financial condition, results of operations and cash flows, we do not expect its impact will be material at this time.

In October 2018, the FASB issued ASU 2018-17, Targeted Improvements to Related Party Guidance for Variable Interest Entities. This ASU provides that indirect interests held through related parties in common control arrangements should be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. The new guidance is effective for fiscal years beginning after December 15, 2019. This ASU will be effective for us beginning the first day of our 2020 fiscal year. While we are continuing to evaluate the impact of the adoption of this ASU on our financial condition, results of operations and cash flows, we do not expect its impact will be material at this time.

In September 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This ASU requires implementation costs incurred by customers in cloud computing arrangements (i.e., hosting arrangements) to be capitalized under the same premises of authoritative guidance for internal-use software and deferred over the noncancellable term of the cloud computing arrangements plus any option renewal periods that are reasonably certain to be exercised by the customer or for which the exercise is controlled by the service provider. This ASU will be effective for us beginning the first day of our 2020 fiscal year. While we are continuing to evaluate the impact of the adoption of this ASU on our financial condition, results of operations and cash flows, we do not expect its impact will be material at this time.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements. This ASU includes additional disclosures requirements for recurring Level 3 fair value measurements including disclosure of changes in unrealized gains and losses for the period included in other comprehensive income, disclosure of the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and narrative description of measurement uncertainty related to Level 3 measurements. Early adoption is permitted. This ASU will be effective for us beginning the first day of our 2020 fiscal year. While we are continuing to evaluate the impact of the adoption of this ASU on our financial condition, results of operations and cash flows, we do not expect its impact will be material at this time.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Measurement of Credit Losses on Financial Instruments, and has subsequently issued several supplemental and/or clarifying ASU's (collectively, "ASC 326"). The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace the previous “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost which will generally result in the earlier recognition of allowances for credit losses. The standard will affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash (a subsequent amendment to the guidance clarified that receivables arising from operating leases are accounted for using lease guidance and not as financial instruments). This ASU will be effective for us beginning the first day of our 2020 fiscal year. We will adopt this ASU using a modified-retrospective approach, and will recognize a cumulative-effect adjustment to the opening balance of retained earnings as of the date of adoption. We have made significant progress in our implementation initiatives including identifying the financial assets that are within the scope of the standard, developing an approach for estimating our expected credit losses for these assets, and evaluating the disclosures required under the standard. While we have made significant progress, we are continuing our analysis of certain aspects of the standard. We currently do not anticipate the adoption of this ASU will have a material impact on our financial position, results of operations and cash flows; however, our assessment will be finalized during the first quarter of 2020.

Off-Balance Sheet Arrangements
We are not involved in any off-balance sheet arrangements.

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

Exchange Rate Risk

Because we conduct our operations in many areas of the world involving transactions denominated in a variety of currencies, our results of operations as expressed in U.S. dollars may be significantly affected by fluctuations in rates of exchange between currencies. These fluctuations could be significant. Approximately 31% and 30% of our net sales and a significant portion of our costs and expenses in each of 2019 and 2018 were denominated in currencies other than the dollar. We generally are unable to adjust our non-dollar local currency sales prices to reflect changes in exchange rates between the dollar and the relevant local currency. As a result, changes in exchange rates between the Euro, Japanese yen, British pound, Korean won or other currencies in which we receive sale proceeds and the dollar have a direct impact on our operating results. There is normally a time lag between our sales and collection of the related sales proceeds, exposing us to additional currency exchange rate risk.

To reduce currency exchange rate risk, we generally exchange local currencies for dollars promptly upon receipt. We periodically enter into currency forward contracts as a hedge against a portion of our currency exchange rate exposures; however, we may decide not to enter into these contracts during any particular period. We had several foreign currency cash flow hedges outstanding, and the fair value of the hedges were in a net asset of $1 million as of December 27, 2019 and $0.8 million as of December 28, 2018.

The results of a hypothetical 10% strengthening in the average value of the dollar during 2019 and 2018 relative to the other currencies in which a significant portion of our net sales are denominated would have resulted in a decrease in net sales of approximately $140.3 million and $136.6 million for the years ended December 27, 2019 and December 28, 2018. This calculation assumes that each exchange rate would change in the same direction relative to the dollar. Our sensitivity analysis of the effects of changes in currency exchange rates does not factor in a potential change in sales levels or any offsetting gains on currency forward contracts.

Interest Rate Risk

As described in Note 11, “Debt and Finance Lease Obligations” to the Consolidated Financial Statements, our indebtedness is both variable and fixed rate. Changes in interest rates in our indebtedness could have a material effect on our financial statements.

At year end December 27, 2019 and December 28, 2018, total variable rate debt had carrying values of $586.6 million and $661.3 million. The fair value of the debt approximates the carrying value because the variable rates approximate market rates. A 10% increase in the interest rate for 2019 and 2018 would have resulted in a negative impact of approximately $1.8 million and $2.7 million on our results of operations for the years ended December 27, 2019 and December 28, 2018.

To reduce interest rate risk, during 2018, we entered into interest rate swaps in order to hedge the risk of the fluctuation on future interest expense related to a portion of our variable rate, LIBOR-based borrowings under our Credit Facility through 2028; however, we may decide not to enter into these contracts during any particular period. At year end December 27, 2019, the fair value of the interest rate swap contracts were in a net liability of $30.3 million.

At December 27, 2019, the notional value of interest rate contracts outstanding was $400 million, $200 million maturing in 2024 and the remaining $200 million maturing in 2028.

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

Special Note Regarding Forward-Looking Statements

This annual report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this annual report contains forward-looking statements including, but not limited to the following:

•	our beliefs regarding our market positions in our different product categories and the contributing factors to such market positions;

•	our beliefs regarding our position as a preferred supplier and our goals and anticipated methods to expand or establish such status;

•	our expectations regarding improved efficiencies and increased shipping capacity as a result of the new avocado sorting and packing facility in Mexico;

•	our expectation to continue investing in new product development to increase revenue and maintain our premium price position and market leadership in our product categories;

•
our expectations regarding expanded refrigerated offerings as a result of our joint ventures, the markets in which these joint ventures are expected to take place and the expected impact on the scale of our Del Monte® brand;

•	our expectations regarding fluctuations in financial performance of our business due to seasonality;

•	our expectations regarding the timing for full banana production in Panama;

•	our plans and strategies to expand various categories of our business in our geographic markets;

•	our expectations regarding timing for delivery of our six new refrigerated container ships and their replacement of our existing U.S. east coast fleet;

•	our belief that control of the logistics process is a competitive advantage and the factors that lead to such competitive advantage;

•	our expectations regarding the continuation of competitive pressures in the pineapple market;

•
our beliefs regarding opportunities for sales growth and development of our fresh and prepared food products in the Middle East, North Africa and Central Asian countries and the drivers of continued net sales growth across our segments;

•
our expectations and strategies for net sales growth in our respective geographic markets, including new product offerings and expansion of existing product offerings, increased sales volumes of existing products, expansion in various markets and targeting of convenience stores and foodservice trades in selected markets;

•	our beliefs regarding our compliance with laws and regulations;

•	our expectations regarding our capital expenditures, including expected payments with respect to our shipbuilding program, and the anticipated benefits of these capital expenditures to our businesses;

•	our expectations regarding sources of funding for capital expenditures;

•
our belief that our cash on hand, capacity available under our Revolving Credit Facility, and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months;

•	our expectations regarding accounting matters related to losses on foreign currency hedges;

•
our expectation that a significant portion of our revenues will continue to be derived from a relatively small number of customers and our beliefs regarding the factors that go into the purchase decisions of such customers;

•
our expectations that the Mann Packing acquisition will continue to provide us with synergies and enhance our ability to better serve our combined customers and address consumers’ needs for healthier products;

•	our expectations regarding estimated liabilities related to environmental cleanup;

•	our expectations regarding voting practices of our principal shareholders;

•	our beliefs regarding trends in consumer demand and factors that provide differentiation;

•
our beliefs regarding certain trends such as the increase of outsourcing of on-premises fresh-cut operations by food retailers, its benefit to large branded suppliers like us and our opportunity to capitalize on such trends;

•	our belief regarding factors that make it relatively difficult to enter the pineapple and non-tropical fruit markets;

•	our belief that our principal competitive opportunity is to capitalize on the growing trend of retail chains and independent grocers to outsource their own on-premises fresh-cut operations;

•	our beliefs regarding our sales strategy and its ability to position us to increase our market share of the fresh-cut produce market;

•	our beliefs regarding the increasing emphasis on food safety issues, which could result in our business and operations being subject to increasingly stringent food safety regulations or guidelines;

•	our belief that our overall relationship with our employees and unions is satisfactory;

•	our belief regarding the adequacy of our insurance;

•	our belief that the increasing consolidation among food retailers may contribute to downward pressure on our sales prices; and

•	our expectations and estimates regarding certain tax and accounting matters, including the impact on our financial statements.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•	our ability to successfully execute our plan to stabilize our core business, diversify our business and transform our business to a value-added business;

•
the impact of governmental trade restrictions, including adverse governmental regulation that may impact our ability to access certain markets such as uncertainty surrounding Brexit, including spillover effects to other Eurozone countries;

•	changes in consumer preferences or consumer demand for branded products such as ours;

•	our ability to accurately predict trends, such as the increase of outsourcing of on-premises fresh-cut operations by food retailers;

•	damage to our reputation or brand names or negative publicity about our products;

•	loss of brand relevance or increased private label use;

•	product quality, labeling, or safety concerns;

•	exposure to product liability claims and associated regulatory and legal actions, product recalls or other legal proceedings relating to our business;

•	labor disruptions, strikes or work stoppages;

•	economic crises or a decline in general economic conditions;

•	product and raw materials supplies and pricing, as well as prices for petroleum-based products and packaging materials;

•	the impact of pricing and other actions by our competitors, particularly during periods of low consumer confidence and spending levels;

•
the impact of crop disease, such as vascular diseases, one of which is known as Tropical Race 4, or TR4 (also known as Panama Disease), which can destroy banana crops and was recently discovered in Latin America banana plantations;

•	our ability to improve our existing quarantine policies and other prevention strategies, as well as find contingency plans, to protect our and our suppliers’ banana crops from vascular diseases;

•	the impact of severe weather conditions, such as flooding, or natural disasters, such as earthquakes, on crop quality and yields and on our ability to grow, procure or export our products;

•	disruptions or issues affecting our production facilities or complex logistics network;

•	the availability of sufficient labor during peak growing and harvesting seasons;

•	the impact of foreign currency fluctuations;

•	our ability to continue to comply with covenants and the terms of our credit instruments and our ability to obtain additional financing to fund our capital expenditures;

•	our ability to generate a sufficient amount of cash to service our indebtedness and fund our operations;

•	the continued ability of our distributors and suppliers to have access to sufficient liquidity to fund their operations;

•	our ability to successfully integrate acquisitions into our operations, including Mann Packing;

•	the success of our joint ventures;

•
our ability to successfully manage the risks associated with international operations, including risks relating to political or economic conditions, inflation, tax laws, currency restrictions and exchange rate fluctuations, legal or judicial systems;

•	the impact of impairment or other charges associated with exit activities, crop or facility damage or otherwise;

•	the timing and cost of resolution of pending and future legal and environmental proceedings or investigations;

•	the adequacy of the insurance we maintain;

•	our ability to successfully estimate the impact of certain accounting and tax matters, including the effect on our company of adopting certain accounting pronouncements.

•
the impact of changes in tax accounting or tax laws (or interpretations thereof), and the impact of settlements of adjustments proposed by the Internal Revenue Service or other taxing authorities in connection with our tax audits; and

•
the cost and other implications of changes in regulations applicable to our business, including potential legislative or regulatory initiatives in the United States or elsewhere directed at mitigating the effects of climate change.

The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, you should consult other disclosures made by us (such as in our other filings with the SEC or in company press releases) for other factors that may cause actual results to differ materially from those projected by the Company. Please refer to Part I. Item 1A., Risk Factors, of this Form 10-K for additional information regarding factors that could affect our results of operations, financial condition and liquidity.

We intend our forward-looking statements to speak only as of the time of such statements and do not undertake or plan to update or revise them as more information becomes available or to reflect changes in expectations, assumptions or results, except as required by applicable law. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in this report or included in our other periodic reports filed with the SEC could materially and adversely impact our operations and our future financial results.

Any public statements or disclosures made by us following this report that modify or impact any of the forward-looking statements contained in or accompanying this report will be deemed to modify or supersede such outlook or other forward-looking statements in or accompanying this report.

Item 8.	Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Schedule set forth in the accompanying Index are filed as part of this Report.

Index to Consolidated Financial Statements

Page
Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	55

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	56

Consolidated Balance Sheets at December 27, 2019 and December 28, 2018	58

Consolidated Statements of Operations for the years ended December 27, 2019, December 28, 2018 and December 29, 2017	59

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 27, 2019, December 28, 2018 and December 29, 2017	60

Consolidated Statements of Cash Flows for the years ended December 27, 2019, December 28, 2018 and December 29, 2017	61

Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest for the years ended December 27, 2019, December 28, 2018 and December 29, 2017	62

Notes to Consolidated Financial Statements	63

Supplemental Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts	123

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Fresh Del Monte Produce Inc.
Opinion on Internal Control over Financial Reporting
We have audited Fresh Del Monte Produce Inc. and subsidiaries’ internal control over financial reporting as of December 27, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Fresh Del Monte Produce Inc. and subsidiaries (the "Company") maintained, in all material respects, effective internal control over financial reporting as of December 27, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements and schedule of the Company and our report dated February 20, 2020 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Miami, Florida
February 20, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Fresh Del Monte Produce Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fresh Del Monte Produce Inc. and subsidiaries (the “Company”) as of December 27, 2019 and December 28, 2018, and the related consolidated statements of operations, comprehensive income (loss), cash flows and shareholders’ equity and redeemable noncontrolling interest for each of the three years in the period ended December 27, 2019, and the related notes and supplemental financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 27, 2019 and December 28, 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 27, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 27, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02
As discussed in Note 10 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases Topic 842, effective December 29, 2018.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosure to which it relates.

Opinion on the Financial Statements (Continued)

Valuation of Goodwill and Indefinite-lived Intangible Assets
Description of the Matter
At December 27, 2019, the Company’s goodwill and indefinite-lived intangible assets were $455.4 million. As discussed in Note 2 to the consolidated financial statements, goodwill and indefinite-lived intangible assets are tested for impairment at least annually, at the reporting unit level. The carrying values of the banana reporting unit’s goodwill, the prepared food reporting unit’s goodwill, and the Del Monte® prepared food reporting unit’s trade names and trademarks are $64.4 million, $48.8 million and $30.8 million, respectively as of December 27, 2019. Note 6 to the consolidated financial statements discloses the sensitivity of fair value of these assets to changes in assumptions and underlying data used by the Company in their impairment accounting model including differences between estimated and actual cash flows and in discount rates used. The Company measured the fair value of the goodwill using an income approach and the fair value of trade names and trademarks using a royalty savings method.
Auditing the Company’s annual impairment test related to the banana reporting unit’s goodwill, the prepared food reporting unit’s goodwill, and the Del Monte® prepared food reporting unit’s trade names and trademarks was complex and required the involvement of our specialists due to the judgmental nature of the assumptions used in the valuation models described above. Moreover, these reporting units are more sensitive to the differences between estimated and actual cash flows, and changes in discount and royalty rates used to evaluate the fair value of these assets. Assumptions related to estimated cash flows (specifically sales and cost of products sold and long-term growth rates for sales and cost of products sold) are judgmental as they are affected by expectations about future market or economic conditions, which can vary significantly and depend on market forces and events outside of the Company’s control.

How We Addressed the Matter in our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s impairment review process related to the banana reporting unit’s goodwill, the prepared food reporting unit’s goodwill, and the Del Monte® prepared food reporting unit’s trade names and trademarks, including controls over management’s review of the significant assumptions described above.
To test the estimated fair value of the Company’s banana reporting unit’s goodwill, prepared food reporting unit’s goodwill, and the Del Monte® prepared food reporting unit’s trade names and trademarks, our audit procedures included, among others, evaluating the methodologies used, the significant assumptions discussed above, and the underlying data used by the Company. Such data includes historical sales and cost data, go forward business plans and planned capital expenditures, as well as data from comparable companies. We involved our valuation specialists to assist in our procedures and to independently evaluate the reasonableness of the ranges for the discount and royalty rates. We compared the significant assumptions to current industry and economic trends, as well as market factor changes, to the Company’s business model, and other relevant factors. We assessed the historical accuracy of management’s estimates by comparing them to actual operating results and performed sensitivity analyses of the significant assumptions described above to evaluate the impact on the fair value of the banana reporting unit’s goodwill, the prepared food reporting unit’s goodwill and the Del Monte® prepared food reporting unit’s trade names and trademarks. We also tested management’s reconciliation of the fair value of the reporting units to the market capitalization of the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1997.
Miami, Florida
February 20, 2020

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(U.S. dollars in millions, except share and per share data)

	December 27, 2019	December 28, 2018
Assets
Current assets:
Cash and cash equivalents	$33.3	$21.3
Trade accounts receivable, net of allowance of $19.6 and $14.6, respectively	363.9	378.3
Other accounts receivable, net of allowance of $3.4 and $7.2, respectively	75.1	95.2
Inventories, net	551.8	565.3
Assets held for sale	7.6	45.4
Prepaid expenses and other current assets	19.8	33.3
Total current assets	1,051.5	1,138.8

Investments in and advances to unconsolidated companies	1.9	6.1
Property, plant and equipment, net	1,403.2	1,392.2
Operating lease right-of-use asset	162.1	—
Goodwill	423.7	423.4
Intangible assets, net	158.2	166.9
Deferred income taxes	100.3	68.1
Other noncurrent assets	49.0	59.7
Total assets	$3,349.9	$3,255.2

Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued expenses	$522.2	$576.6
Current maturities of debt and finance leases	0.3	0.5
Current maturities of operating leases	32.5	—
Income taxes and other taxes payable	7.9	8.9
Total current liabilities	562.9	586.0

Long-term debt and finance leases	586.8	661.9
Operating leases, less current maturities	102.7	—
Retirement benefits	98.1	91.3
Other noncurrent liabilities	70.9	53.4
Deferred income taxes	129.5	93.0
Total liabilities	1,550.9	1,485.6
Commitments and contingencies (See note 16)
Redeemable noncontrolling interest	55.3	51.8
Shareholders' equity:
Preferred shares, $0.01 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.01 par value; 200,000,000 shares authorized; 48,014,628 and 48,442,296 issued and outstanding, respectively	0.5	0.5
Paid-in capital	531.4	527.1
Retained earnings	1,252.7	1,206.0
Accumulated other comprehensive loss	(65.4)	(41.6)
Total Fresh Del Monte Produce Inc. shareholders' equity	1,719.2	1,692.0
Noncontrolling interests	24.5	25.8
Total shareholders' equity	1,743.7	1,717.8
Total liabilities, redeemable noncontrolling interest and shareholders' equity	$3,349.9	$3,255.2
See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in millions, except share and per share data)

	Year ended
	December 27, 2019	December 28, 2018	December 29, 2017
Net sales	$4,489.0	$4,493.9	$4,085.9
Cost of products sold	4,188.4	4,214.1	3,754.3
Gross profit	300.6	279.8	331.6

Selling, general and administrative expenses	195.7	194.7	173.2
(Gain) loss on disposal of property, plant and equipment	(18.6)	(7.1)	3.0
Goodwill and trademarks impairment charges	0.3	11.3	0.9
Asset impairment and other charges, net	9.1	42.3	1.8
Operating income	114.1	38.6	152.7

Interest expense	25.4	23.6	6.4
Interest income	1.1	0.9	0.8
Other (income) expense, net	(0.9)	15.7	3.0
Income before income taxes	90.7	0.2	144.1

Provision for income taxes	21.4	16.1	24.9
Net income (loss)	$69.3	$(15.9)	$119.2

Less: Net income (loss) attributable to redeemable and noncontrolling interests	2.8	6.0	(1.6)
Net income (loss) attributable to Fresh Del Monte Produce Inc.	$66.5	$(21.9)	$120.8

Net income (loss) per ordinary share attributable to Fresh Del Monte Produce Inc. - Basic	$1.38	$(0.45)	$2.40

Net income (loss) per ordinary share attributable to Fresh Del Monte Produce Inc. - Diluted	$1.37	$(0.45)	$2.39

Dividends declared per ordinary share	$0.14	$0.60	$0.60

Weighted average number of ordinary shares:
Basic	48,291,345	48,625,175	50,247,881
Diluted	48,394,113	48,625,175	50,588,708

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(U.S. dollars in millions)

	Year ended
	December 27, 2019	December 28, 2018	December 29, 2017
Net income (loss)	$69.3	$(15.9)	$119.2

Other comprehensive (loss) income:
Net unrealized loss on derivatives, net of tax	(19.7)	(4.4)	(6.8)
Net unrealized foreign currency translation (loss) gain	(0.9)	(8.2)	18.7
Net change in retirement benefit adjustment, net of tax	(3.2)	1.6	1.7
Comprehensive income (loss)	45.5	(26.9)	132.8
Less: comprehensive income (loss) attributable to redeemable and noncontrolling interests	2.8	6.0	(1.6)
Comprehensive income (loss) attributable to Fresh Del Monte Produce Inc.	$42.7	$(32.9)	$134.4

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in millions)

	Year ended
	December 27, 2019	December 28, 2018	December 29, 2017
Operating activities:
Net income (loss)	$69.3	$(15.9)	$119.2
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	97.9	100.5	79.9
Amortization of debt issuance costs	1.0	0.7	0.5
Share-based compensation expense	8.4	11.5	12.1
Goodwill and trademark impairment charges	0.3	11.3	0.9
Asset impairment charges, net	8.1	35.1	3.7
Change in uncertain tax positions	(0.8)	—	0.7
(Gain) loss on disposal of property, plant and equipment, net	(18.6)	(7.1)	3.0
Equity loss of unconsolidated companies	—	—	0.1
Deferred income taxes	5.2	3.6	1.6
Foreign currency translation adjustment	6.2	(5.7)	9.6
Changes in operating assets and liabilities, net of acquisitions:
Receivables	22.1	(2.4)	(16.9)
Inventories	8.1	(2.8)	(49.4)
Prepaid expenses and other current assets	8.0	(7.6)	9.8
Accounts payable and accrued expenses	(53.3)	131.3	27.0
Other noncurrent assets and liabilities	7.2	(5.9)	(7.6)
Net cash provided by operating activities	169.1	246.6	194.2

Investing activities:
Capital expenditures	(122.3)	(150.5)	(138.5)
Investments in unconsolidated companies	—	(4.2)	—
Proceeds from sales of property, plant and equipment	69.4	17.4	4.7
Proceeds from sale of investment	0.7	—	—
Purchase of businesses, net of cash aquired	—	(357.5)	—
Net cash used in investing activities	(52.2)	(494.8)	(133.8)

Financing activities:
Proceeds from long-term debt	736.4	1,103.1	800.2
Payments on long-term debt	(814.1)	(798.6)	(673.3)
Distributions to noncontrolling interests, net	(4.8)	(2.7)	(4.6)
Proceeds from stock options exercised	1.1	0.8	1.6
Repurchase and retirement of ordinary shares	(17.9)	(29.4)	(142.0)
Share-based awards settled in cash for taxes	(2.9)	(2.2)	(5.6)
Dividends paid	(6.7)	(29.0)	(30.1)
Net cash (used) provided by financing activities	(108.9)	242.0	(53.8)

Effect of exchange rate changes on cash	4.0	2.4	(1.6)
Net increase (decrease) in cash and cash equivalents	12.0	(3.8)	5.0
Cash and cash equivalents, beginning	21.3	25.1	20.1
Cash and cash equivalents, ending	$33.3	$21.3	$25.1

Supplemental cash flow information:
Cash paid for interest	$23.2	$19.3	$5.8
Cash paid for income taxes	$9.8	$17.0	$12.3

Non-cash financing and investing activities:
Right-of-use assets obtained in exchange for new operating lease obligations	$40.0	$—	$—
Retirement of ordinary shares	$17.9	$29.4	$142.0
Purchases of assets under financing lease obligations	$0.4	$0.2	$0.2
Dividends on restricted stock units	$(0.3)	$(0.3)	$(0.7)
Sale of an investment	$0.6	$—	$—
See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(U.S. dollars in millions, except share data)

	Ordinary Shares Outstanding	Ordinary Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Fresh Del Monte Produce Inc. Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interest
Balance at December 30, 2016	51,256,906	$0.5	$549.7	$1,285.8	$(44.2)	$1,791.8	$24.6	$1,816.4	$—
Exercises of stock options	59,000	—	1.6	—	—	1.6	—	1.6
Issuance of restricted stock awards	14,294	—	—	—	—	—	—	—
Issuance of restricted stock units	251,303	—	0.7	(0.7)	—	—	—	—
Share-based payment expense	—	—	12.1	—	—	12.1	—	12.1
Cumulative effect adjustment of ASU 2016-09 related to share-based payment simplification	—	—	0.2	(0.2)	—	—	—	—
Capital distribution to non-controlling interest	—	—	(0.4)	—	—	(0.4)	1.0	0.6
Repurchase and retirement of ordinary shares	(2,822,022)	—	(41.4)	(100.6)	—	(142.0)	—	(142.0)
Dividend declared	—	—	—	(30.1)	—	(30.1)	(0.2)	(30.3)
Comprehensive income:						—
Net income (loss)	—	—	—	120.8	—	120.8	(1.6)	119.2
Unrealized loss on derivatives	—	—	—	—	(6.8)	(6.8)	—	(6.8)
Net unrealized foreign currency translation gain	—	—	—	—	18.7	18.7	—	18.7
Change in retirement benefit adjustment, net of tax	—	—	—	—	1.7	1.7		1.7
Comprehensive income						134.4	(1.6)	132.8	—
Balance at December 29, 2017	48,759,481	$0.5	$522.5	$1,275.0	$(30.6)	$1,767.4	$23.8	$1,791.2	$—
Exercises of stock options	38,500	—	0.9	—	—	0.9	—	0.9
Issuance of restricted stock awards	22,991	—	—	—	—	—	—	—
Issuance of restricted stock units	351,856	—	—	—	—	—	—	—
Share-based payment expense	—	—	11.5	—	—	11.5	—	11.5
Cumulative effect adjustment of ASU 2016-16 related to deferred tax on trademarks				3.2		3.2		3.2
Cumulative effect adjustment of ASC 606 related to revenue recognition transition	—	—	—	(0.1)	—	(0.1)	—	(0.1)
Capital contribution from, distribution to noncontrolling interests	—	—	0.5	—	—	0.5	0.4	0.9
Fair value of redeemable noncontrolling interest resulting from business combination	—	—	—	—	—	—	—	—	47.4
Repurchase and retirement of ordinary shares	(730,532)	—	(8.6)	(20.8)	—	(29.4)	—	(29.4)
Dividend declared	—	—	0.3	(29.4)	—	(29.1)	—	(29.1)
Comprehensive income:						—
Net (loss) income	—	—	—	(21.9)	—	(21.9)	1.6	(20.3)	4.4
Unrealized loss on derivatives	—	—	—	—	(4.4)	(4.4)	—	(4.4)
Net unrealized foreign currency translation loss	—	—	—	—	(8.2)	(8.2)	—	(8.2)
Change in retirement benefit adjustment, net of tax	—	—	—	—	1.6	1.6		1.6
Comprehensive (loss) income						(32.9)	1.6	(31.3)	4.4
Balance at December 28, 2018	48,442,296	$0.5	$527.1	$1,206.0	$(41.6)	$1,692.0	$25.8	$1,717.8	$51.8
Exercises of stock options	50,250	—	1.1	—	—	1.1	—	1.1	—
Issuance of restricted stock awards	33,721	—	—	—	—	—	—	—	—
Issuance of restricted stock units	211,423	—	—	—	—	—	—	—	—
Share-based payment expense	—	—	8.4	—	—	8.4	—	8.4	—
Cumulative effect adjustment of ASC 842 related to leases	—	—	—	(0.6)	—	(0.6)	—	(0.6)	—
Capital distribution to non-controlling interest	—	—	(0.1)	—	—	(0.1)	(0.5)	(0.6)	(0.1)
Repurchase and retirement of ordinary shares	(723,062)	—	(5.4)	(12.5)	—	(17.9)	—	(17.9)	—
Dividend declared	—	—	0.3	(6.7)	—	(6.4)	—	(6.4)	—
Comprehensive income:
Net income (loss)	—	—	—	66.5	—	66.5	(0.8)	65.7	3.6
Unrealized loss on derivatives	—	—	—	—	(19.7)	(19.7)	—	(19.7)	—
Net unrealized foreign currency translation loss	—	—	—	—	(0.9)	(0.9)	—	(0.9)	—
Change in retirement benefit adjustment, net of tax	—	—	—	—	(3.2)	(3.2)	—	(3.2)	—
Comprehensive income (loss)						42.7	(0.8)	41.9	3.6
Balance at December 27, 2019	48,014,628	$0.5	$531.4	$1,252.7	$(65.4)	$1,719.2	$24.5	$1,743.7	$55.3

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

Reference in this Report to "Fresh Del Monte," “we,” “our” and “us” and the “Company” refer to Fresh Del Monte Produce Inc. and its subsidiaries, unless the context indicates otherwise.

We were incorporated under the laws of the Cayman Islands in 1996 and are engaged primarily in the worldwide production, marketing, and distribution of high-quality fresh and fresh-cut fruit and vegetables, as well as a leading producer and distributor of prepared fruit and vegetables, juices, beverages and snacks in Europe, Africa and the Middle East.

We source our fresh produce products primarily from Central and South America, Africa, and the Philippines. We can also produce, market and distribute certain prepared food products in North America based on our agreement with Del Monte Pacific Limited and its subsidiary Del Monte Foods, Inc. We source our prepared food products from Africa, Europe, the Middle East, and North America.  Our products are sourced from company-owned operations, through joint venture arrangements and through supply contracts with independent growers. We have the exclusive right to use the Del Monte® brand for fresh fruit, fresh vegetables and other fresh and fresh-cut produce and certain other specified products on a royalty-free basis under a worldwide, perpetual license from Del Monte Corporation, an unaffiliated company that owns the Del Monte® trademark. We are also a producer, marketer and distributor of prepared fruit and vegetables, juices and snacks and, we hold a perpetual, royalty-free license to use the Del Monte® brand for prepared foods throughout Europe, Africa the Middle East and certain Central Asian countries. Del Monte Corporation and several other unaffiliated companies manufacture, distribute and sell under the Del Monte® brand canned or processed fruit, vegetables and other produce, as well as dried fruit, snacks and other products in certain geographic regions. We can also produce, market and distribute certain prepared food products in North America utilizing the Del Monte® brand. We have entered into an agreement with Del Monte Foods, Inc. to jointly; (a) produce, market and sell prepared, chilled and refrigerated (i) juices, (ii) cut-fruit and (iii) avocado/guacamole products produced using high pressure technology; and (b) develop Del Monte® branded restaurants, cafes and other retail outlets.

We are required to evaluate events occurring after December 27, 2019, our fiscal year end, for recognition and disclosure in the Consolidated Financial Statements for the year ended December 27, 2019.  Events are evaluated based on whether they represent information existing as of December 27, 2019, which require recognition in the Consolidated Financial Statements, or new events occurring after December 27, 2019, which do not require recognition but require disclosure if the event is significant to the Consolidated Financial Statements.  We evaluated events occurring subsequent to December 27, 2019 through the date of issuance of these Consolidated Financial Statements.

2. Summary of Significant Accounting Policies

Principles of Consolidation

Our Consolidated Financial Statements include the accounts of our majority owned subsidiaries, which we control due to ownership of a majority voting interest and we consolidate variable interest entities (VIEs) when we have variable interests and are the primary beneficiary. We continually evaluate our involvement with VIEs to determine when these criteria are met. Our fiscal year end is the last Friday of the calendar year or the first Friday subsequent to the end of the calendar year, whichever is closest to the end of the calendar year. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications of prior period balances have been made to conform to current presentation.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Summary of Significant Accounting Policies (continued)

Trade Receivables and Concentrations of Credit Risk

Trade receivables less allowances are recognized on our accompanying Consolidated Balance Sheets at net realizable value, which approximates fair value. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and customers’ credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience, specific customer collection issues that we have identified, and the aging of the trade receivables based on contractual terms. We generally do not require collateral on trade accounts receivable.

Our allowances for identified claims are recorded as a reduction to both trade accounts receivable and net sales. Write-off of accounts receivable is done only when all collection efforts have been exhausted without success. Accounts receivable from one customer represents approximately 12% of trade accounts receivable, net of allowance. This customer is current with its payments.

Other Accounts Receivable

Other accounts receivable less allowances are recognized on our accompanying Consolidated Balance Sheets at net realizable value, which approximates fair value. Other accounts receivable includes value-added taxes (“VAT”) receivables, seasonal advances to growers and suppliers, which are usually short-term in nature, and other financing receivables.

VAT are primarily related to purchases by production units and are refunded by the taxing authorities. As of December 27, 2019, we had $28.8 million, net of allowance of $0.1 million, classified as current in other accounts receivable and $22.5 million, net of allowance of $6.5 million, classified as other noncurrent assets on our Consolidated Balance Sheets. As of December 28, 2018, we had $29.9 million, net of allowance of $0.5 million, classified as current in other accounts receivable and $21.5 million, net of allowance of $9.2 million, classified as other noncurrent assets in our Consolidated Balance Sheets.

Advances to growers and suppliers are generally repaid to us as produce is harvested and sold. We require property liens and pledges of the current season’s produce as collateral to support the advances. Occasionally, we agree to a payment plan or take steps to recover advances through the liens or pledges. Refer to Note 7, “Financing Receivables” for further discussion on advances to growers and suppliers.

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

Inventories consisted of the following (U.S. dollars in millions):

	December 27, 2019	December 28, 2018
Finished goods	$203.5	$217.4
Raw materials and packaging supplies	155.8	167.0
Growing crops	192.5	180.9
Total inventories	$551.8	$565.3

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

Property, Plant and Equipment and Other Definite-Lived or Long-Lived Assets

Property, plant and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from ten to 40 years for buildings, five to 20 years for maritime and other equipment, including ships and containers, three to 20 years for machinery and equipment, three to seven years for furniture, fixtures and office equipment and five to 10 years for automotive equipment. Leasehold improvements are amortized over the term of the lease, or the estimated useful life of the related asset, whichever is shorter. Definite-lived intangibles are amortized over their useful lives with a remaining weighted average amortization period of 23.1 years. Amortization expense related to definite-lived intangible assets totaled $8.5 million for 2019, $7.0 million for 2018 and $0.8 million for 2017, and is included in selling, general, and administrative expenses.

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

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of an asset exceeds the asset’s fair value, we measure and record an impairment loss for the excess. The fair value of an asset is measured by either determining the expected future undiscounted cash flow of the asset or by independent appraisal. For long-lived assets held for sale, we record impairment losses when the carrying amount is greater than the fair value less the cost to sell. We discontinue depreciation of long-lived assets when these assets are classified as held for sale and include these assets as assets held for sale on our Consolidated Balance Sheets. Our long-lived assets are primarily composed of property, plant and equipment and definite-lived intangible assets. See Note 5, “Property, Plant and Equipment” and Note 6, “Goodwill and Other Intangible Assets.”

We incurred charges related to impairment of long-lived assets of $8.1 million in 2019, $35.1 million in 2018, and $3.7 million in 2017. Such charges are included in asset impairment and other charges, net in the accompanying Consolidated Statements of Operations for the years ended December 27, 2019, December 28, 2018 and December 29, 2017 and as described further in Note 3, “Asset Impairment and Other Charges, Net.”

The gain on disposal of property, plant and equipment, net during the year ended December 27, 2019 of $18.6 million primarily related to the sale of surplus land in Florida and a refrigerated vessel which were accounted for using the guidance in ASC 610.

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

See Note 6, "Goodwill and Other Intangible Assets” for further discussion on the goodwill impairment charges.

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

We elected the practical expedient to expense incremental costs of obtaining a contract, if the contract period is for one year or less. These costs are included in selling, general and administrative expenses. Otherwise, incremental contract costs are recognized as an asset in the consolidated balance sheets and amortized over time as promised goods and services are transferred to a customer. We account for shipping and handling costs as costs to fulfill a contract and not as performance obligations to our customers. We also exclude taxes collected from our customers, assessed by government authorities that are both imposed on and concurrent with a specific revenue-producing transaction, from our determination of the transaction price. We utilize the practical expedient and do not adjust the promised amount of consideration for the effects of a significant financing component due to the fact that the period between the transfer of the promised good or service to a customer and the customer payment is one year or less.
Cost of Products Sold

Cost of products sold includes the cost of produce, packaging materials, labor, depreciation, overhead, transportation and other distribution costs, including handling costs incurred to deliver fresh produce or prepared products to customers.

Advertising and Promotional Costs

We expense advertising and promotional costs as incurred. Advertising and promotional costs, which are included in selling, general and administrative expenses, were $14.9 million for 2019, $15.2 million for 2018 and $12.8 million for 2017.

Debt Issuance Costs

Debt issuance costs related to long-term debt are amortized over the term of the related debt instrument because the costs are primarily related to our revolving credit facility and are included in other noncurrent assets. Debt issuance cost amortization, which

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Summary of Significant Accounting Policies (continued)

is included in interest expense, was $1.0 million for 2019, $0.7 million for 2018, and $0.5 million for 2017. See Note 11, “Debt and Finance Lease Obligations” for further disclosure on our credit facility.

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

See Note 9, “Income Taxes.”

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

See Note 16, “Commitments and Contingencies.”

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

For our operations where the functional currency is the U.S. dollar, non-monetary balance sheet amounts are translated at historical exchange rates. Other balance sheet amounts are translated at the exchange rates in effect at the balance sheet date. Income statement accounts, excluding those items of income and expenses that relate to non-monetary assets and liabilities, are translated at the average exchange rate for the month. These remeasurement adjustments are included in the determination of net income and are included in other (income) expense, net.

Other (income) expense, net, in the accompanying Consolidated Statements of Operations includes a net foreign exchange loss of $8.9 million for 2019, $10.4 million for 2018, and $2.0 million for 2017. These amounts include the effect of foreign currency remeasurement and realized foreign currency transaction gains and losses.

Other (Income) Expense, Net

In addition to foreign currency gains and losses described above, other (income) expense, net, also includes other items of non-operating income and expenses.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Summary of Significant Accounting Policies (continued)

Leases
We lease property, plant and equipment for use in our operations including agricultural land, office facilities and refrigerated containers. As of the first day of our 2019 fiscal year beginning December 29, 2018, we adopted ASU No. 2016-02, “Leases (Topic 842),” which requires leases with durations greater than twelve months to be recognized on the balance sheet, using the modified retrospective approach. Prior year financial statements were not adjusted, and therefore information for periods prior to fiscal year 2019 is presented in accordance with the previous accounting standard. We elected the package of transition provisions available for expired or existing contracts, which allowed us to carryforward our historical assessments of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. We also have lease agreements with lease and non-lease components, and we have made an accounting policy election to account for these as a single lease component.

We evaluate our leases at inception or at any subsequent modification and classify them as either finance or operating leases. For leases with terms greater than 12 months, we recognize a related asset ("right-of-use asset") and obligation ("lease liability") on the lease commencement date, calculated as the present value of lease payments over the lease term. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Many of our leases include rental escalation clauses, renewal options and/or termination options that are factored into our determination of our lease payments when appropriate. Our lease agreements do not contain any residual value guarantees.

When available, we use the rate implicit in the lease to discount lease payments to present value; however, most of our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement.

For finance leases, we recognize interest expense and amortization of the right-of-use asset, and for operating leases, we recognize lease expense on a straight-line basis over the lease term.

See Note 10, “Leases” for more information.

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

See Note 18, “Fair Value Measurements” for more information.

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

See Note 17, “Derivative Financial Instruments” for more information.

Share Repurchases

When stock is retired or purchased for constructive retirement, the purchase price is initially recorded as a reduction to the par value of the shares repurchased, with any excess purchase price over par value recorded as a reduction to additional paid-in capital and retained earnings.

Retirement and Other Employee Benefits

Using appropriate actuarial methods and assumptions, we evaluate defined benefit pension plans in accordance with ASC guidance on “Compensation – Retirement Benefits”. We provide disclosures about our plan assets, including investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets consistent with the fair value hierarchy model described in the ASC on “ Fair Value Measurements and Disclosures,” as described in Note 18, “Fair Value Measurements.”

See Note 14, “Retirement and Other Employee Benefits” for more information.

New Accounting Pronouncements Adopted

In October 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. This ASU expands the list of U.S. benchmark interest rates permitted in the application of hedge accounting. The provisions of ASU 2018-16 are effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We adopted this ASU on the first day of our 2019 fiscal year. We elected not to substitute the benchmark rates in use for the SOFR or OIS rates. Thus, the adoption of this ASU did not have an impact to our financial condition, results of operations and cash flows.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Summary of Significant Accounting Policies (continued)

In July 2018, the FASB issued ASU 2018-09, Codification Improvements. The FASB issued this ASU to facilitate amendments to a variety of topics to clarify, correct errors in, or make minor improvements to the accounting standards codification. The effective date of the standard is dependent on the facts and circumstances of each amendment. Some amendments do not require transition guidance and will be effective upon the issuance of this standard. A majority of the amendments in ASU 2018-09 became effective in annual periods beginning after December 29, 2018. We adopted this standard the first day of our 2019 fiscal year. We evaluated the impact of the amendment to the advertising expense recognition for collaborative agreements and concluded the amendment follows our current accounting practice. Furthermore, we assessed the potential impact of the amendment to Subtopic 805-740 for tax allocations relating to the Mann Packing acquisition; given separate financial statements are not being issued for Mann Packing the amendment did not apply. The adoption of this ASU did not have an impact to our financial condition, results of operations and cash flows.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting. The FASB issued this update to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. We adopted this ASU on the first day of our 2019 fiscal year. The adoption of this ASU did not have a material impact on our financial condition, results of operations and cash flows.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income, which amends Accounting Standards Codification ("ASC") 220, Income Statement — Reporting Comprehensive Income, to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the "Act"). In addition, under the ASU, an entity is required to provide certain disclosures regarding stranded tax effects. We adopted this ASU on the first day of our 2019 fiscal year. We made the election not to reclassify stranded tax effects to retained earnings. The tax effects unrelated to the Act are released from accumulated other comprehensive income using either the specific identification approach or the portfolio approach based on the nature of the underlying item.

In February 2016, the FASB issued ASU 2016-02, Leases, and subsequently issued several supplemental and/or clarifying ASU's (collectively, "Topic 842"), which requires a dual approach for lease accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases may result in the lessee recognizing a right of use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize lease expense on a straight-line basis.

We adopted Topic 842 on the first day of our 2019 fiscal year, utilizing the modified retrospective adoption method with an effective date of December 29, 2018 (the first day of our 2019 fiscal year). Therefore, the Consolidated Financial Statements for 2019 are presented under the new standard, while the comparative periods presented are not adjusted and continue to be reported in accordance with our historical accounting policy. Subsequent to recording the initial impact of adopting Topic 842, we recorded an adjustment to the deferred tax impact of the adoption in the fourth quarter of 2019 which was not material.

The standard provides a number of optional practical expedients and policy elections in transition. We elected to apply the package of practical expedients under which we did not reassess under the standard our prior conclusions about lease classification and initial direct costs, and the expedient to not assess existing or expired land easements. We elected the short-term lease recognition exemption for all leases that qualified, meaning we will recognize expense on a straight-line basis and will not recognize a right-of-use asset or lease liability for these leases. We also elected the policy to combine lease and non-lease components for all asset classes.

See Note 10, "Leases" for more information

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements Not Yet Adopted

In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)-Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The amendments in this update clarify certain interactions between the guidance to account for certain equity securities under Topic 321, the guidance to account for investments under the equity method of accounting in Topic 323, and the guidance in Topic 815, which could change how an entity accounts for an equity security under the measurement alternative or a forward contract or purchased option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting or the fair value option in accordance with Topic 825, Financial Instruments. This ASU will be effective for us beginning the first day of our 2021 fiscal year. We are evaluating the impact of the adoption of this ASU on our financial condition, results of operations and cash flows, and, as such, we are not able to estimate the effect the adoption of the new standard will have on our financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The ASU introduces new guidance to evaluate whether a step-up in tax basis of goodwill relates to a business combination in which book goodwill was recognized or a separate transaction, and also provides a policy election to not allocate consolidated income taxes when a member of a consolidated tax return is not subject to income tax. The ASU also makes changes to the current guidance for making intraperiod allocations and determining when a deferred tax liability is recognized after an investor in a foreign entity transitions to or from the equity method of accounting, among other changes. This ASU will be effective for us beginning the first day of our 2021 fiscal year. We are evaluating the impact of the adoption of this ASU on our financial condition, results of operations and cash flows, and, as such, we are not able to estimate the effect the adoption of the new standard will have on our financial statements.

In April 2019, the FASB issued ASU 2019-04, Codification Improvements, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. This ASU provides amendments which will affect the recognition and measurement of financial instruments, including derivatives and hedging. These amendments will be effective for us beginning the first day of our 2020 fiscal year. While we are continuing to evaluate the impact of the adoption of this ASU on our financial condition, results of operations and cash flows, we do not expect its impact will be material at this time.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. This ASU resolves the diversity in practice concerning the manner in which entities account for transactions based on their assessment of the economics of a collaborative arrangement. This ASU clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue when the collaborative arrangement participant is a customer and precludes recognizing as revenue consideration received from a collaborative arrangement if the participant is not a customer. This ASU will be effective for us beginning the first day of our 2020 fiscal year. While we are continuing to evaluate the impact of the adoption of this ASU on our financial condition, results of operations and cash flows, we do not expect its impact will be material at this time.

In October 2018, the FASB issued ASU 2018-17, Targeted Improvements to Related Party Guidance for Variable Interest Entities. This ASU provides that indirect interests held through related parties in common control arrangements should be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. The new guidance is effective for fiscal years beginning after December 15, 2019. This ASU will be effective for us beginning the first day of our 2020 fiscal year. While we are continuing to evaluate the impact of the adoption of this ASU on our financial condition, results of operations and cash flows, we do not expect its impact will be material at this time.

In September 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This ASU requires implementation costs incurred by customers in cloud computing arrangements (i.e., hosting arrangements) to be capitalized under the same premises of authoritative guidance for internal-use software and deferred over the noncancellable term of the cloud computing arrangements plus any option renewal periods that are reasonably certain to be exercised by the customer or for which the exercise is controlled by the service provider. This ASU will be effective for us beginning the first day of our 2020 fiscal year. While we are continuing to evaluate the impact of the adoption of this ASU on our financial condition, results of operations and cash flows, we do not expect its impact will be material at this time.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements. This ASU includes additional disclosures requirements for recurring Level 3 fair value measurements including disclosure of changes in unrealized gains and losses for the period included in other comprehensive income, disclosure of the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and narrative description of measurement uncertainty related to Level 3 measurements. Early adoption is permitted. This ASU will be effective for us beginning the first day of our 2020 fiscal year. While we are continuing to evaluate the impact of the adoption of this ASU on our financial condition, results of operations and cash flows, we do not expect its impact will be material at this time.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Measurement of Credit Losses on Financial Instruments, and has subsequently issued several supplemental and/or clarifying ASU's (collectively, "ASC 326"). The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace the previous “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost which will generally result in the earlier recognition of allowances for credit losses. The standard will affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash (a subsequent amendment to the guidance clarified that receivables arising from operating leases are accounted for using lease guidance and not as financial instruments). This ASU will be effective for us beginning the first day of our 2020 fiscal year. We will adopt this ASU using a modified-retrospective approach, and will recognize a cumulative-effect adjustment to the opening balance of retained earnings as of the date of adoption. We have identified the assets within the scope of the standard and we are substantially complete with the development of our methodology for estimating expected credit losses for these in-scope assets (primarily trade accounts receivable and financing receivables). While we have made significant progress in our initiatives, we are continuing to quantify the impact of the standard on our consolidated financial statements and evaluating the disclosures required under the standard. We currently do not anticipate the adoption of this ASU will have a material impact on our financial position, results of operations and cash flows; however, our assessment will be finalized during the first quarter of 2020.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Asset Impairment and Other Charges, Net

We incurred asset impairment and other charges, net totaling $9.1 million for 2019, $42.3 million for 2018 and $1.8 million for 2017.

The following represents the detail of asset impairment and other charges, net for the year ended December 27, 2019 by reportable segment (U.S. dollars in millions):

	Long-lived and other asset impairment	Exit activity and other charges (credits)	Total
Bananas segment:
Philippine exit activities of certain low-yield areas	$4.7	$—	$4.7
Philippine previously announced exit activities of certain areas	—	0.5	0.5
Fresh and value-added products segment:
Impairment of equity investment(1)	2.9	—	2.9
North America vegetable product recall	—	0.5	0.5
Other fresh and value-added products segment charges	0.5	—	0.5
Total asset impairment and other charges, net	$8.1	$1.0	$9.1

(1)Equity investment relates to our 10% equity ownership interest in Three Limes, Inc., d/b/a The Purple Carrot, which was sold at a loss during the year ended December 27, 2019. Refer to Note 18, "Fair Value Measurements."

The following represents the detail of asset impairment and other charges, net for the year ended December 28, 2018 by reportable segment (U.S. dollars in millions):

	Long-lived and other asset impairment	Exit activity and other charges (credits)	Total
Bananas segment:
Philippine exit activities of certain low-yield areas	$30.0	$2.3	$32.3
Underutilized assets in Central America	1.8	—	1.8
Cost reduction initiatives in Central America	1.8	—	1.8
Fresh and value-added products segment:
Chile severance due to restructuring as a result of cost reduction initiatives	—	2.4	2.4
Underutilized assets in Central America	0.5	—	0.5
Acquisition costs(2)	—	4.1	4.1
Tomato production assets held for sale in the United States	1.0	—	1.0
Other fresh and value-added segment credits	—	(1.6)	(1.6)
Total asset impairment and other charges, net	$35.1	$7.2	$42.3

(2)Acquisition costs primarily relate to our acquisition of Mann Packing Co., Inc. ("Mann Packing"). Refer to Note 4., "Acquisition."

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Asset Impairment and Other Charges, Net (continued)

The following represents the detail of asset impairment and exit activity and other charges, net for the year ended December 29, 2017 by reportable segment (U.S. dollars in millions):

	Long-lived and other asset impairment	Exit activity and other charges (credits)	Total
Bananas segment:
Philippine floods	$0.8	$—	$0.8
Underutilized assets in Central America	0.6	—	0.6
Fresh and value-added products segment:
Chile insurance recoveries on current and previously announced floods	—	(3.4)	(3.4)
Chile floods	0.8	1.0	1.8
Write-off of investment venture in Africa	1.5	—	1.5
Other fresh and value-added products segment charges	—	0.5	0.5
Total asset impairment and other charges (credits), net	$3.7	$(1.9)	$1.8

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

At the time of acquisition, our definite-lived intangible assets relate to $115.6 million in customer lists with a weighted average amortization period of 23 years and $24.2 million of trade names and trademarks with a weighted average amortization period of 11 years.

The $162.0 million allocated to goodwill on our Consolidated Balance Sheet represents the excess of the purchase price over the value of assets acquired and liabilities assumed and is included in the fresh and value-added products segment.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.  Acquisitions (continued)

The following table summarizes the fair values of the net assets acquired and liabilities assumed at the date of the acquisition:

December 28, 2018
Assets acquired
Current assets:
Cash and cash equivalents	$1.4
Trade accounts receivable, net of allowance	37.0
Other accounts receivable, net of allowance	5.3
Inventories, net	23.8
Prepaid expenses and other current assets	3.9
Total current assets	71.4

Property, plant and equipment, net	96.2
Definite-lived intangible assets, net	139.8
Goodwill	162.0
Total assets acquired	$469.4
Liabilities assumed
Current liabilities:
Accounts payable and accrued expenses	64.8
Total liabilities assumed	64.8

Less: Redeemable noncontrolling interest	47.4

Net assets acquired	$357.2

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

The following unaudited pro forma combined financial information presents our results including Mann Packing as if the business combination had occurred at the beginning of fiscal year 2018:

	Year ended
	December 28, 2018
Net sales	$4,573.1

Net (loss) income attributable to Fresh Del Monte Produce, Inc.	$(18.6)	(1)

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Property, Plant and Equipment, Net

Property, plant and equipment consisted of the following (U.S. dollars in millions):

	December 27, 2019	December 28, 2018
Land and land improvements	$704.4	$702.9
Buildings and leasehold improvements	610.5	586.0
Machinery and equipment	611.4	603.6
Maritime equipment (including containers)	115.8	117.2
Furniture, fixtures and office equipment	99.8	97.2
Automotive equipment	80.0	77.1
Construction-in-progress	200.4	159.2
	2,422.3	2,343.2
Less: accumulated depreciation and amortization	(1,019.1)	(951.0)
Property, plant and equipment, net	$1,403.2	$1,392.2

Depreciation expense on property, plant and equipment, including assets under finance leases, was $89.6 million for 2019, $92.2 million for 2018 and $78.3 million for 2017.

Shipping containers, machinery and equipment and automotive equipment under finance leases totaled $2.1 million at December 27, 2019 and $1.4 million at December 28, 2018. Accumulated amortization for assets under finance leases was $0.8 million at December 27, 2019 and $0.4 million at December 28, 2018.

The (gain) loss on disposal of property, plant and equipment was a gain of $18.6 million for 2019, a gain of $7.1 million for 2018 and loss of $3.0 million for 2017. The (gain) on disposal of property, plant and equipment in 2019 primarily related to the sale of surplus land in Florida and a refrigerated vessel. Partially offsetting these gains was the loss on disposal of low-yielding banana plants in Costa Rica in order to replant and improve productivity and other losses on disposal of surplus assets. (Gain) loss on disposal of property, plant and equipment in 2018 comprised principally of the gain on the sale of surplus land in the United Kingdom, the gain on the sale of a refrigerated vessel and the gain on the sale of surplus plant and equipment principally in Chile, Brazil and the Philippines. Also included were losses on disposal of low-yielding banana plants in Costa Rica and Guatemala in order to replant and improve productivity, the disposal of non-tropical plants in Chile due to varietal changes and a loss on the sale of tomato assets in the State of Virginia.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Goodwill and Other Intangible Assets

The following table reflects our indefinite-lived intangible assets, including goodwill and our definite-lived intangible assets along with related accumulated amortization by major category (U.S. dollars in millions):

	December 27, 2019	December 28, 2018
Goodwill	$423.7	$423.4
Indefinite-lived intangible assets:
Trademarks	31.7	31.9
Definite-lived intangible assets:
Definite-lived intangible assets	150.4	150.4
Accumulated amortization	(23.9)	(15.4)
Definite-lived intangible assets, net	126.5	135.0
Goodwill and other intangible assets, net	$581.9	$590.3

Indefinite-lived and definite-lived intangible assets are included in intangible assets, net, in the Consolidated Balance Sheets.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Goodwill and Other Intangible Assets (continued)

The following table reflects the changes in the carrying amount of goodwill by business segment (U.S. dollars in millions):

	Bananas	Fresh and Value-Added Products	Totals
Balance at December 29, 2017	$64.7	$197.2	$261.9

Foreign exchange and other	$(0.2)	$(0.3)	$(0.5)
Acquisition of Mann Packing(1)	$—	$162.0	$162.0
Balance at December 28, 2018	$64.5	$358.9	$423.4

Foreign exchange and other	$(0.1)	$0.4	$0.3
Balance at December 27, 2019	$64.4	$359.3	$423.7

(1) See Note 4 "Acquisitions" for further discussion on acquisitions.

In the table above, goodwill is presented net of accumulated impairment losses of $88.1 million, relating strictly to the fresh and value-added products segment. There were no impairment charges recorded to goodwill during 2019.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Goodwill and Other Intangible Assets (continued)

Results of Impairment Tests

In accordance with the ASC guidance on “Goodwill and Other Intangible Assets,” we review goodwill for impairment on an annual basis or earlier if indicators of impairment arise.

During 2019, we evaluated both Del Monte® trade names and trademarks related to our prepared food reporting unit for impairment. Based on our review performed on the first day of our fourth quarter of 2019, we incurred an impairment charge of $0.3 million of our Del Monte® perpetual, royalty-free brand name license for beverage products in the United Kingdom due to the underperformance of our prepared ambient juice business. The fair value of the brand name license for beverage products is $0.8 million. The remaining Del Monte® trade names and trademarks were not impaired, see sensitivity disclosure below.

During 2018, also based on the annual impairment review of trade names and trademarks performed on the first day of our fourth quarter of 2018 and due to underperformance in our prepared food business in Europe, Middle East and North Africa, we incurred an impairment charge of $11.3 million for the prepared food segment's trade names and trademarks.

The fair value of the banana reporting unit's goodwill, prepared reporting unit's goodwill and the Del Monte® prepared food reporting unit’s trade names and trademarks are sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets. If the banana and the prepared food reporting unit do not perform to expected levels, the banana goodwill and the Del Monte® trade names and trademarks associated with the prepared food reporting unit may also be at risk for impairment in the future.

The following table highlights the sensitivities of the indefinite-lived intangibles as of December 27, 2019 (U.S. dollars in millions):

	Banana Reporting Unit Goodwill	Prepared Food Reporting Unit Goodwill	Prepared Food Reporting Unit Del Monte® Trade Names and Trademarks
Carrying value of indefinite-lived intangible assets	$64.4	$48.8	$30.8

Approximate percentage by which the fair value exceeds the carrying value based on the annual impairment test as of first day of the fourth quarter	9.1%	2.5%	6.5%

Amount that a one percentage point increase in the discount rate and a 5% decrease in cash flows would cause the carrying value to exceed the fair value and trigger an impairment	$64.4	$47.1	$1.0

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Goodwill and Other Intangible Assets (continued)

The estimated amortization expense related to definite-lived intangible assets for the five succeeding years is as follows (U.S. dollars in millions):

Year	Estimated Amortization Expense
2020	8.0
2021	7.8
2022	7.8
2023	6.9
2024	6.5

7. Financing Receivables

Financing receivables are defined as a contractual right to receive money, on demand or on fixed or determinable dates, and is recognized as part of other accounts receivable in the creditor’s balance sheet.

Other accounts receivable, less allowances, are recognized on our accompanying Consolidated Balance Sheets at net realizable value, which approximates fair value. Other accounts receivable includes value-added taxes receivable, seasonal advances to growers and suppliers (typically short-term in nature), and other financing receivables.

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

These advances are collateralized by property liens and pledges of the season’s produce; however certain factors such as the impact of weather, crop disease and financial stability could impact the ability for these growers to repay their advance. Occasionally, we agree to a payment plan or take steps to recover the advance via established collateral. Allowances for advances to growers and suppliers are determined on a case-by-case basis, depending on the production for the season and other contributing factors. We may write-off uncollectible financing receivables after our collection efforts are exhausted.

The following table details the advances to growers and suppliers along with the related allowance for advances to growers and suppliers (U.S. dollars in millions):

	December 27, 2019		December 28, 2018
	Current	Noncurrent	Current	Noncurrent
Gross advances to growers and suppliers	$39.7	$2.4	$51.9	$3.7
Allowance for advances to growers and suppliers	(1.9)	(0.1)	(2.1)	(0.7)
Net advances to growers and suppliers	$37.8	$2.3	$49.8	$3.0

The current and non-current portions of the financing receivables included above are classified in the Consolidated Balance Sheets in other accounts receivable and other non-current assets, respectively.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Financing Receivables (continued)

The following table details the credit risk profile of the above listed financing receivables (U.S. dollars in millions):

	Current Status	Fully Reserved	Total
Gross advances to growers and suppliers:
December 27, 2019	$40.1	$2.0	$42.1
December 28, 2018	52.8	2.8	55.6

The allowance for advances to growers and suppliers and the related financing receivables for the years ended December 27, 2019 and December 28, 2018 were as follows (U.S. dollars in millions):

	December 27, 2019	December 28, 2018
Allowance for advances to growers and suppliers:
Balance, beginning of period	$2.8	$2.9
Provision for uncollectible amounts	—	0.8
Deductions to allowance including recoveries	(0.7)	(0.9)
Balance, end of period	$2.1	$2.8

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (U.S. dollars in millions):

	December 27, 2019	December 28, 2018
Trade payables	$284.9	$330.8
Accrued fruit purchases	51.1	55.1
Ship and port operating expenses	17.0	18.2
Warehouse and distribution costs	23.7	24.2
Payroll and employee benefits	70.9	71.8
Accrued promotions	21.2	21.6
Other accrued expenses	53.4	54.9
Accounts payable and accrued expenses	$522.2	$576.6

Other accrued expenses are primarily composed of accruals for purchases received but not invoiced and other accruals, none of which individually exceed 5% of current liabilities.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Income Taxes

The provision for income taxes consisted of the following (U.S. dollars in millions):

	Year ended
	December 27, 2019	December 28, 2018	December 29, 2017
Current:
U.S. federal income tax	$2.1	$(0.4)	$8.4
State	1.9	0.1	1.5
Non-U.S.	12.2	12.8	13.4
	16.2	12.5	23.3
Deferred:
U.S. federal income tax	3.0	2.1	2.1
State	1.1	1.3	0.5
Non-U.S.	1.1	0.2	(1.0)
	5.2	3.6	1.6
	$21.4	$16.1	$24.9

Income (loss) before income taxes consisted of the following (U.S. dollars in millions):

	Year ended
	December 27, 2019	December 28, 2018	December 29, 2017
U.S.	$32.0	$11.9	$31.1
Non-U.S.	58.7	(11.7)	113.0
	$90.7	$0.2	$144.1

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Income Taxes (continued)

The differences between the reported provision for income taxes and income taxes computed at the U.S. statutory federal income tax rate are explained in the following reconciliation (U.S. dollars in millions):

	Year ended
	December 27, 2019	December 28, 2018	December 29, 2017
Income tax provision (benefit) computed at the U.S. statutory federal rate	$19.1	$—	$50.4
Effect of tax rates on non-U.S. operations	(47.4)	(33.2)	(67.4)
Provision for uncertain tax positions	0.8	—	0.7
Non-deductible interest	1.9	2.3	2.4
Foreign exchange	(3.7)	(11.5)	2.3
Non-deductible intercompany charges	0.1	(0.1)	—
Non-deductible differences	1.8	0.6	6.0
Non-taxable income/loss	(2.5)	(1.5)	0.3
Non-deductible impairment charges	0.4	3.6	—
Adjustment to deferred balances	—	0.4	0.1
Other	2.4	2.2	(0.9)
Other taxes in lieu of income	2.9	2.4	1.8
Change in deferred rate	7.4	(1.3)	11.7
Increase (decrease) in valuation allowance (1)	38.2	52.2	17.5
Provision for income taxes	$21.4	$16.1	$24.9

_____________
(1) The increase in valuation allowance includes effects of foreign exchange and adjustments to deferred tax balances which were fully offset by valuation allowance.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Income Taxes (continued)

Deferred income tax assets and liabilities consisted of the following (U.S. dollars in millions):

	December 27,	December 28,
Deferred tax liabilities:	2019	2018
Allowances and other accrued liabilities	$(1.5)	$—
Inventories	(16.3)	(13.7)
Property, plant and equipment	(70.6)	(70.2)
Equity in earnings of unconsolidated companies	(0.1)	(0.1)
Pension obligations	(3.1)	(2.5)
Other noncurrent deferred tax liabilities	(12.3)	(6.5)
ROU Assets	$(25.6)	$—
Total noncurrent deferred tax liabilities	$(129.5)	$(93.0)

Deferred tax assets:
Allowances and other accrued assets	$13.5	$10.6
Inventories	5.5	5.6
Pension obligations	27.7	24.8
Property, plant and equipment	2.1	2.3
Post-retirement benefits other than pension	1.0	1.0
Net operating loss carryforwards	318.0	287.1
Capital loss carryover	1.5	1.6
Other noncurrent assets	28.5	26.9
Operating Lease	25.8	—
Total noncurrent deferred tax assets	423.6	359.9
Valuation allowance	(323.3)	(291.8)

Total deferred tax assets, net	$100.3	$68.1

Net deferred tax liabilities	$(29.2)	$(24.9)

The valuation allowance increased by $31.6 million in 2019 and by $34.7 million in 2018.  The increase in 2019 and 2018 relates primarily to valuation allowance on additional net operating loss carryforwards offset by the effect of a change in judgment about our ability to realize deferred tax assets in future years, due to our current and foreseeable operations.

At December 27, 2019, the valuation allowance includes $1.0 million for which subsequently recognized tax benefits will be recognized directly in contributed capital.

At December 27, 2019, undistributed earnings of our foreign subsidiaries amounted to $1,550.1 million. Those earnings are considered to be either indefinitely reinvested, or the earnings could be distributed tax free. Accordingly, no taxes have been provided thereon. To the extent the earnings are considered indefinitely reinvested, determination of the amount of unrecognized deferred tax liability is not practicable due to the complexities associated with its hypothetical calculation.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Income Taxes (continued)

At December 27, 2019, we had approximately $1,200.6 million of federal and foreign tax operating loss carryforwards expiring as follows (U.S. dollars in millions):

Expires:
2020	$19.5
2021	21.5
2022	25.3
2023	8.5
2024 and beyond	18.4
No expiration	1,107.4
$1,200.6

A reconciliation of the beginning and ending amount of uncertain tax positions excluding interest and penalties is as follows (U.S. dollars in millions):

	December 27, 2019	December 28, 2018	December 29, 2017
Beginning balance	$2.9	$3.2	$3.2
Gross decreases - tax position in prior period	—	—	—
Gross increases - current-period tax positions	0.7	0.1	0.1
Settlements	(0.1)	—	—
Lapse of statute of limitations	—	(0.3)	(0.1)
Foreign exchange	—	(0.1)	—
Ending balance	$3.5	$2.9	$3.2

We had accrued $5.0 million in 2019 and $4.2 million in 2018, for uncertain tax positions, including interest and penalties that, if recognized would affect the effective income tax rate.

The tax years 2012-2019 remain subject to examination by taxing authorities throughout the world in major jurisdictions, such as Costa Rica, Luxembourg, Switzerland and the United States.

We classify interest and penalties on uncertain tax positions as a component of income tax expense in the Consolidated Statements of Operations.  Accrued interest and penalties related to uncertain tax positions are $1.4 million and $1.3 million for December 27, 2019 and December 28, 2018, respectively and are included in other noncurrent liabilities.

In connection with a current examination of the tax returns in two foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing of approximately $157.9 million (including interest and penalties) for tax years 2012 through 2016. We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities as we believe that the proposed adjustments are without technical merit.  We will continue to vigorously contest the adjustments and expect to exhaust all administrative and judicial remedies necessary to resolve the matters, which could be a lengthy process.   We regularly assesses the likelihood of adverse outcomes resulting from examinations such as these to determine the adequacy of our tax reserves. Accordingly, we have not accrued any additional amounts based upon the proposed adjustments.  There can be no assurance that these matters will be resolved in our favor, and an adverse outcome of either matter, or any future tax examinations involving similar assertions, could have a material effect on our financial condition, results of operations and cash flows.

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

Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. When available, we use the rate implicit in the lease to discount lease payments to present value; however, most of our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement.

We lease agricultural land and certain property, plant and equipment, including office facilities and refrigerated containers, under operating leases. We also enter into ship charter agreements for the transport of our fresh produce to markets worldwide. The remaining terms for ship charter agreements range between 12 months to 15 months. The lease term consists of the non-cancellable period of the lease and the periods covered by options to extend or terminate the lease when it is reasonably certain that we will exercise such options. Our lease agreements do not contain any residual value guarantees.

In Panama, we are developing a banana operation on leased land of which the remaining portion is pending delivery. Future lease payments will be $0.5 million annually for 40 years.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Leases (continued)

Lease Position

The following table presents the lease-related assets and liabilities recorded on the balance sheet as of December 27, 2019 (U.S. dollars in millions):

Classification on the Balance Sheet		December 27, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$162.1
Finance lease assets	Property, plant and equipment, net	1.3
Total lease assets		$163.4

Liabilities
Current
Operating	Current maturities of operating leases	$32.5
Finance	Current maturities of debt and finance leases	0.3
Noncurrent
Operating	Operating leases, less current maturities	102.7
Finance	Long-term debt and finance leases, less current maturities	0.2
Total lease liabilities		$135.7

Weighted-average remaining lease term:
Operating leases		8.4 years
Finance leases		1.9 years
Weighted-average discount rate:
Operating leases(1)		8.31%
Finance leases		4.44%
(1)Upon adoption of the new lease standard, discount rates used for existing leases were established at December 29, 2018.

Lease Costs

The following table presents certain information related to the lease costs for finance and operating leases for the year ended December 27, 2019 (U.S. dollars in millions):

December 27, 2019
Finance lease cost
Amortization of lease assets	$0.1
Operating lease cost	$92.5
Short-term lease cost	$7.5
Variable lease cost	$6.1
Total lease cost	$106.2

Total expense for all operating leases and ship charter agreements, including leases with initial terms of less than one year, amounted to $100.0 million for 2019, $84.3 million for 2018 and $92.1 million for 2017.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Leases (continued)

Other Information

The following table presents supplemental cash flow information related to the leases for the year ended December 27, 2019 (U.S. dollars in millions):

December 27, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$82.1
Financing cash flows for finance leases	$0.5

The changes in the operating lease right-of-use assets were $40.0 million, and $29.6 million for the changes in the liability accounts recorded in connection with the recognition of operating lease expenses for the year ended December 27, 2019. These changes have been reflected within Other noncurrent asset and liabilities in our Consolidated Statement of Cash Flows.

Undiscounted Cash Flows

The following table reconciles the undiscounted cash flows for each of the first five years and total remaining years to the finance lease liabilities and operating lease liabilities recorded on the balance sheet as of December 27, 2019 (U.S. dollars in millions):

	Operating Leases	Finance Leases
2020	$42.1	$0.3
2021	30.9	0.2
2022	21.9	—
2023	19.3	—
2024	16.0	—
Thereafter	74.3	—
Total lease payments	204.5	0.5
Less: imputed interest	69.3	—
Total lease liabilities	$135.2	$0.5

11. Debt

Credit Facility

On April 16, 2015, we entered into a five-year $800 million syndicated senior unsecured revolving credit facility maturing on April 15, 2020 (the "Prior Credit Facility") with Bank of America, N.A. as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Inc. as sole lead arranger and sole book manager. Borrowings under the Prior Credit Facility bear interest at a spread over LIBOR that varies with our leverage ratio. The Prior Credit Facility also includes a swing line facility, and a letter of credit facility.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Debt (continued)

On February 27, 2018, we exercised an option to increase the total commitments under the Prior Credit Facility from $800 million to $1.1 billion. On September 27, 2018, we amended certain covenant ratios of our Prior Credit Facility.

On October 1, 2019, we entered into a Second Amended and Restated Credit Agreement (as amended, the “Second A&R Credit Agreement”) with Bank of America, N.A. as administrative agent and BofA Securities, Inc. as sole lead arranger and sole bookrunner and certain other lenders. The Second A&R Credit Agreement provides for a five-year, $1.1 billion syndicated senior unsecured revolving credit facility maturing on October 1, 2024 (the “Revolving Credit Facility”), which replaces our Prior Credit Facility entered into on April 16, 2015, which was scheduled to expire on April 15, 2020. As a result, we reclassified our current maturing debt to long-term. Certain of our direct and indirect subsidiaries have guaranteed the obligations under the Second A&R Credit Agreement.

Amounts borrowed under the Revolving Credit Facility accrue interest, at our election, at either (i) the Eurocurrency Rate (as defined in the Second A&R Credit Agreement) plus a margin that ranges from 1.0% to 1.5% or (ii) the Base Rate (as defined in the Second A&R Credit Agreement) plus a margin that ranges from 0% to 0.500%, in each case based on our Consolidated Leverage Ratio (as defined in the Second A&R Credit Agreement). The Second A&R Credit Agreement revised the interest rate grid to provide for five pricing levels for interest rate margins, as compared to three pricing levels in the prior credit facility.

The Second A&R Credit Agreement provides for an accordion feature that permits us, without the consent of the other lenders, to request that one or more lenders provide us with increases in revolving credit facility or term loans up to an aggregate of $300 million (“Incremental Increases”). The aggregate amount of Incremental Increases can be further increased to the extent that after giving effect to the proposed increase in revolving credit facility commitments or term loans our Consolidated Leverage Ratio, on a pro forma basis, would not exceed 2.5 to 1. Our ability to request such increases in the revolving credit facility or term loans is subject to our compliance with customary conditions set forth in the Second A&R Credit Agreement including compliance, on a pro forma basis, with the financial covenants and ratios set forth therein. Upon our request, each lender may decide, in its sole discretion, whether to increase all or a portion of its revolving credit facility commitment or provide term loans.

The Second A&R Credit Agreement provides covenants substantially the same as those contained in the prior credit agreement, except that (1) the restricted payments covenant has been revised to permit us to declare or pay cash dividends in any fiscal year up to an amount that does not exceed the greater of (i) an amount equal to the greater of (A) 50% of the Consolidated Net Income (as defined in the Second A&R Credit Agreement) for the immediately preceding fiscal year or (B) $25 million or (ii) the greatest amount which would not cause the Consolidated Leverage Ratio (determined on a pro forma basis) to exceed 3.25 to 1.00 and (2) the restricted payments covenant has been revised to provide an allowance for stock repurchases to be an amount not exceeding the greater of (i) $150 million in the aggregate or (ii) the amount that, after giving pro forma effect thereto and any related borrowings, will not cause the Consolidated Leverage Ratio to exceed 3.25 to 1.00. All other material terms of the prior credit agreement remain unchanged.

Debt issuance costs of $2.3 million are included in other noncurrent assets on our Consolidated Balance Sheets as of the year ended December 27, 2019.

We have a renewable 364-day, $25 million commercial and stand-by letter of credit facility with Rabobank Nederland.

The following is a summary of the material terms of the Revolving Credit Facility and other working capital facilities at December 27, 2019 (U.S. dollars in millions):

	Term	Maturity Date	Interest Rate	Borrowing Limit	Available Borrowings at December 27, 2019
Bank of America credit facility	5.0 years	October 1, 2024	2.94%	$1,100.0	$513.4
Rabobank letter of credit facility	364 days	June 17, 2020	Varies	25.0	14.2
Other working capital facilities	Varies	Varies	Varies	23.3	11.4
				$1,148.3	$539.0

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Debt (continued)

The current margin for LIBOR advances is 1.25%. We intend to use funds borrowed under the Revolving Credit Facility from time to time for general corporate purposes, which may include the repayment, redemption or refinancing of our existing indebtedness, working capital needs, capital expenditures, funding of possible acquisitions, possible share repurchases and satisfaction of other obligations.
The Second A&R Credit Agreement requires us to comply with financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers. As of December 27, 2019, we were in compliance with all of the covenants contained in the Second A&R Credit Agreement. The Revolving Credit Facility is unsecured and is guaranteed by certain of our subsidiaries. The Revolving Credit Facility permits borrowings under the revolving commitment with an interest rate determined based on our leverage ratio and spread over LIBOR. In addition, we pay a fee on unused commitments.
As of December 27, 2019, we applied $10.8 million to letters of credit under the Rabobank Nederland and Bank of America revolving credit facilities, in respect of certain contingent obligations and other governmental agency guarantees, combined with guarantees for purchases of raw materials and equipment and other trade related letters of credit. We also had $17.5 million in other letter of credit and bank guarantees not included in the Rabobank letter of credit or Bank of America revolving credit facilities.

During 2018 we entered into interest rate swaps in order to hedge the risk of the fluctuation on future interest payments related to our variable rate LIBOR-based borrowings from our Revolving Credit Facility. Refer to Note 17, “Derivatives”.

Maturities of long-term debt obligations during the next five years are (U.S. dollars in millions):

Fiscal Years	Long-Term Debt
2020	$18.2
2021	21.2
2022	23.5
2023	25.9
2024	596.1
684.9
Less: Amounts representing interest(1)	(98.3)
586.6
Less: Current portion	$—

Totals, net of current portion of long-term debt and finance lease obligations	$586.6

(1) We utilize a variable interest rate on our long-term debt, and for presentation purposes we have used an assumed rate of 2.9%.

Cash payments of interest on long-term debt, net of amounts capitalized, were $23.2 million for 2019, $19.3 million for 2018 and $5.8 million for 2017. Capitalized interest expense was $5.3 million for 2019 and $1.0 million for 2018 and $0.8 million for 2017.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Earnings (Loss) Per Ordinary Share

Basic net income per share is computed using the weighted average number of common shares outstanding for the period.
Basic and diluted net income per ordinary share is calculated as follows (U.S. dollars in millions, except share and per share data):

	Year ended
	December 27, 2019	December 28, 2018	December 29, 2017
Numerator:
Net income (loss) attributable to Fresh Del Monte Produce Inc.	$66.5	$(21.9)	$120.8

Denominator:
Weighted average number of ordinary shares - Basic	48,291,345	48,625,175	50,247,881
Effect of dilutive securities - share-based employee options and awards	102,768	—	340,827
Weighted average number of ordinary shares - Diluted	48,394,113	48,625,175	50,588,708

Antidilutive Options and Awards(1)	124,448	851,645	96,115

Net income (loss) per ordinary share attributable to
Fresh Del Monte Produce Inc.:
Basic	$1.38	$(0.45)	$2.40
Diluted	$1.37	$(0.45)	$2.39

(1)Options to purchase shares of common stock and unvested RSUs and PSUs are not included in the calculation of net (loss) income per ordinary share because the effect would have been anti-dilutive.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.  Accumulated Other Comprehensive (Loss) Income

The following table includes the changes in accumulated other comprehensive (loss) income by component under the ASC on “Comprehensive Income” for the years ended December 27, 2019 and December 28, 2018 (U.S. dollars in millions):

	Changes in Accumulated Other Comprehensive (Loss) Income by Component(1)
	Changes in Fair Value of Effective Cash Flow Hedges		Foreign Currency Translation Adjustment		Retirement Benefit Adjustment	Total
Balance at December 29, 2017	$(1.4)		$(6.7)		$(22.5)	$(30.6)
Other comprehensive (loss) income before reclassifications	(0.6)		(8.2)	(2)	0.8	(8.0)
Amounts reclassified from accumulated other comprehensive (loss) income	(3.8)		—		0.8	(3.0)
Net current period other comprehensive (loss) income	(4.4)		(8.2)		1.6	(11.0)
Balance at December 28, 2018	$(5.8)		$(14.9)		$(20.9)	$(41.6)
Other comprehensive (loss) before reclassifications	(12.5)	(3)	(0.9)	(2)	(3.7)	(17.1)
Amounts reclassified from accumulated other comprehensive (loss) income	(7.2)		—		0.5	(6.7)
Net current period other comprehensive loss	(19.7)		(0.9)		(3.2)	(23.8)
Balance at December 27, 2019	$(25.5)		$(15.8)		$(24.1)	$(65.4)

(1)All amounts are net of tax and noncontrolling interests.
(2)Includes a loss of $1.2 million for the year ended December 27, 2019 and a loss of $1.3 million for the year ended December 28, 2018 related to intra-entity foreign currency transactions that are of a long-term-investment nature.
(3)Includes a tax effect of $2.9 million for the for the year ended December 27, 2019.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.  Accumulated Other Comprehensive (Loss) Income (continued)

The following table includes details about amounts reclassified from accumulated other comprehensive (loss) income by component for the years ended December 27, 2019 and December 28, 2018 (U.S. dollars in millions):

	December 27, 2019	December 28, 2018
Details about accumulated other comprehensive (loss) income components	Amount reclassified from accumulated other comprehensive (loss) income	Amount reclassified from accumulated other comprehensive (loss) income	Affected line item in the statement where net income is presented
Changes in fair value of effective cash flow hedges:
Foreign currency cash flow hedges	$(8.1)	$(5.3)	Net sales
Foreign currency cash flow hedges	(1.5)	—	Cost of products sold
Interest rate swaps	$2.4	$1.5	Interest expense
Total	$(7.2)	$(3.8)

Amortization of retirement benefits:
Actuarial losses(1)	$0.5	$0.8	Other expense, net
Total	$0.5	$0.8

(1)Refer to Note 14, "Retirement and Other Employee Benefits" for additional information on reclassification of certain net periodic pension costs due to adoption of ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost regarding the presentation of components of net periodic pension costs.

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

United Kingdom Defined Benefit Pension Plan

We sponsor a defined benefit pension plan, which covers a portion of our employees in the United Kingdom (the “U.K. plan”). The U.K. plan provides benefits based on the employees’ years of service and qualifying compensation and has ceased accruing benefits. Benefit payments are based on a final pay calculation as of November 30, 2005 and are adjusted for inflation annually.  Our funding policy for the U.K. plan is to contribute amounts into the plan in accordance with a recovery plan agreed by the Trustees and us in order to meet the statutory funding objectives of occupational trust-based arrangements of the United Kingdom or such additional amounts as determined appropriate to assure that assets of the U.K. plan are adequate to provide benefits. Substantially all of the U.K. plan’s assets are primarily invested in fixed income and equity funds.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Retirement and Other Employee Benefits (continued)

The following table sets forth a reconciliation of benefit obligations, plan assets and funded status for our defined benefit pension plans and post-retirement plans as of December 27, 2019 and December 28, 2018, which are also their measurement dates (U.S. dollars in millions):

	Pension plans(1)				Post-retirement plans
	December 27, 2019		December 28, 2018		December 27, 2019	December 28, 2018
	U.S.	U.K.	U.S.	U.K.	Central America	Central America
Change in Benefit Obligation:
Beginning benefit obligation	$15.2	$58.4	$16.7	$64.6	$61.2	$67.1
Service cost	—	—	—	—	5.4	5.9
Interest cost	0.6	1.4	0.5	1.5	4.7	4.0
Actuarial (gain) loss	1.5	3.6	(0.7)	(3.0)	6.6	(6.6)
Benefits paid	(1.3)	(1.9)	(1.3)	(2.3)	(8.1)	(5.7)
Exchange rate changes(2)	—	1.8	—	(3.8)	1.3	(3.5)
Settlement gain	—	(4.4)	—	—	—	—
Plan amendment	—	—	—	1.4	—	—
Ending benefit obligation	16.0	58.9	15.2	58.4	71.1	61.2

Change in Plan Assets:
Beginning fair value	11.9	52.3	13.9	61.3	—	—
Actual return on plan assets	2.2	8.4	(0.9)	(5.0)	—	—
Company contributions	0.2	1.8	0.2	1.8	8.1	5.7
Effect of settlements	$—	$(4.4)	$—	$—	$—	$—
Benefits paid	(1.3)	(1.9)	(1.3)	(2.3)	(8.1)	(5.7)
Exchange rate changes(2)	—	1.8	—	(3.5)	—	—
Ending fair value	13.0	58.0	11.9	52.3	—	—

Amounts recognized in the Consolidated Balance Sheets:
Accounts payable and accrued expenses (current liability)	—	—	—	—	8.2	8.1
Retirement benefits liability (noncurrent liability)	3.0	0.9	3.2	6.0	62.9	53.1
Net amount recognized in the
Consolidated Balance Sheets	$3.0	$0.9	$3.2	$6.0	$71.1	$61.2

Amounts recognized in Accumulated other comprehensive loss:(3)
Net actuarial loss	(9.3)	(4.6)	(9.4)	(7.7)	(13.1)	(6.4)
Net amount recognized in accumulated other comprehensive loss	$(9.3)	$(4.6)	$(9.4)	$(7.7)	$(13.1)	$(6.4)

(1)	The accumulated benefit obligation is the same as the projected benefit obligation.

(2)
The exchange rate difference included in the reconciliation of the change in benefit obligation and the change in plan assets above results from currency fluctuations of the U.S. dollar relative to the British pound for the U.K. plan and the U.S. dollar versus Central American currencies such as the Costa Rican colon and Guatemalan quetzal for the Central American plans as of December 27, 2019 and December 28, 2018, when compared to the previous year.

(3)	We had accumulated other comprehensive income of $5.9 million as of December 27, 2019 and $5.1 million as of December 28, 2018 related to the tax effect of unamortized pension gains.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Retirement and Other Employee Benefits (continued)

The following table provides a roll forward of the accumulated other comprehensive (loss) income ("AOCI") balances (U.S. dollars in millions):

	Pension plans				Post-retirement plans
	Year ended				Year ended
	December 27, 2019		December 28, 2018		December 27, 2019	December 28, 2018
Reconciliation of AOCI	U.S.	U.K.	U.S.	U.K.	Central America	Central America
AOCI (loss) at beginning of plan year	$(9.4)	$(7.7)	$(8.7)	$(1.7)	$(6.4)	$(14.2)
Amortization of net losses recognized during the year	0.4	0.1	0.4	(0.4)	0.1	0.8
Net (losses) gains occurring during the year	(0.3)	3.0	(1.1)	(5.7)	(6.6)	6.6
Currency exchange rate changes	—	—	—	0.1	(0.2)	0.4
AOCI (loss) at end of plan year	$(9.3)	$(4.6)	$(9.4)	$(7.7)	$(13.1)	$(6.4)

The amounts in AOCI expected to be amortized as a component of net period cost in the upcoming year are (U.S. dollars in millions):

	Pension plans		Post-retirement plans
	U.S.	U.K.	Central America
2020 amortization of net losses	$0.4	$—	$0.1

The following table sets forth the net periodic pension cost of our defined benefit pension and post-retirement benefit plans (U.S. dollars in millions):

	Pension plans						Post-retirement plans
	Year ended						Year ended
	December 27, 2019		December 28, 2018		December 29, 2017		December 27, 2019	December 28, 2018	December 29, 2017
	U.S.	U.K.	U.S.	U.K.	U.S.	U.K.	Central America	Central America	Central America
Service cost	$—	$—	$—	$—	$—	$—	$5.4	$5.9	$5.6
Interest cost	0.6	1.4	0.5	1.5	0.6	1.5	4.7	4.0	4.4
Expected return on assets	(1.0)	(2.0)	(1.0)	(2.5)	(1.0)	(2.4)	—	—	—
Net amortization	0.4	0.1	0.4	(0.4)	0.4	—	0.1	0.8	0.8
Settlement loss	—	0.4	—	—	—	—	—	—	—
Net periodic cost (income)	$—	$(0.1)	$(0.1)	$(1.4)	$—	$(0.9)	$10.2	$10.7	$10.8

There are no amounts of plan assets expected to be refunded to us over the next 12 months. The expected return on assets is calculated using the fair value of plan assets for both the U.S. and U.K. plans.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Retirement and Other Employee Benefits (continued)

We have adopted ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost regarding the presentation of components of net periodic pension costs. Service costs are presented in the same line item in the Consolidated Statements of Operations as other compensation costs arising from services rendered by the employees during the period. With the exception of service cost, the other components of net periodic benefit costs (which include interest costs, expected return on assets, amortization of net actuarial losses) are recorded in the Consolidated Statements of Operations in other expense, net. Other net periodic benefit costs of $3.3 million for the year ended December 28, 2018 were reclassified from operating income and are included in other expense, net on the Consolidated Statements of Operations. We utilized the practical expedient provided in this ASU and did not reclassify the net periodic pension costs for the year ended December 29, 2017. The impact would have been $4.3 million for year ended December 29, 2017 of other net periodic benefit costs reclassified out of operating income and included in other expense, net in the Consolidated Statements of Operations. The reclassification of amounts related to other non-U.S.-based plans is immaterial for the year ended December 29, 2017.

Actuarial Assumptions

The assumptions used in the calculation of the benefit obligations of our U.S. and U.K. defined benefit pension plans and Central American plans consisted of the following:

	December 27, 2019			December 28, 2018				December 29, 2017
	Pension plans		Post- retirement plans	Pension plans		Post- retirement plans		Pension plans		Post- retirement plans
	U.S.	U.K.	Central America	U.S.	U.K.	Central America		U.S.	U.K.	Central America
Weighted average discount rate	3.00%	2.00%	6.27%	4.10%	2.80%	8.06%	(1)	3.45%	2.45%	6.50%
Rate of increase in compensation levels	—	—	4.71%	—	—%	4.75%		—	2.40%	4.75%

The assumptions used in the calculation of the net periodic pension costs for our U.S. and U.K. defined benefit pension plans and Central American plans consisted of the following:

	December 27, 2019			December 28, 2018				December 29, 2017
	Pension plans		Post- retirement plans	Pension plans		Post- retirement plans		Pension plans		Post- retirement plans
	U.S.	U.K.	Central America	U.S.	U.K.	Central America		U.S.	U.K.	Central America
Weighted average discount rate	4.10%	2.80%	8.12%	3.45%	2.45%	6.51%	(1)	3.85%	2.60%	7.10%
Rate of increase in compensation levels	—	—	4.71%	—	—%	4.75%		—	2.50%	4.75%
Expected long-term rate of return on assets	7.50%	4.22%	—	7.50%	4.22%	—		7.50%	4.50%	—

(1)
The increase or decrease in the weighted average discount rate assumption for the benefit obligation and net periodic pension costs increased due to an increase or decrease in inflation assumptions and country-specific investments.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Retirement and Other Employee Benefits (continued)

Effective December 27, 2017 we utilized updated mortality tables for our U.S. Plan. The change related to updated mortality tables caused a decrease of our projected benefit obligation for this plan by $0.2 million in 2017 and is included in accumulated other comprehensive income in our Consolidated Balance Sheets. This change is treated as a change in assumption, which affects the net actuarial loss and is amortized over the remaining service period of the plan participants. The annual amortization impacts net periodic cost.

Cash Flows

	Pension plans		Post-retirement plans
	U.S.	U.K.	Central America
Expected benefit payments for:
2020	$1.3	$1.8	$8.2
2021	1.3	1.9	6.9
2022	1.2	1.9	6.7
2023	1.2	2.1	6.7
2024	1.1	2.2	7.5
Next 5 years	5.0	12.4	32.3
Expected benefit payments over the next 10 years	$11.1	$22.3	$68.3

For 2020, expected contributions are $0.7 million for the U.S. pension plans and $1.8 million for the U.K. pensions plans. Contributions for the U.S. and U.K. pension plans are actuarially determined based on funding regulations.

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

The fair values of our U.S. plan assets by asset category are as follows:

		Fair Value Measurements at December 27, 2019 (U.S. dollars in millions)
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Mutual Funds:
Fixed income securities	$5.6	$5.6	$—	$—
Value securities	2.9	2.9	—	—
Growth securities	4.5	4.5	—	—
Total	$13.0	$13.0	$—	$—

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Retirement and Other Employee Benefits (continued)

United Kingdom Defined Benefit Pension Plan

Plan Assets

The fair values of our U.K. plan assets by asset category are as follows:

		Fair Value Measurements at December 27, 2019 (U.S. dollars in millions)
Asset Category	Total Fair Value at December 27, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$0.5	$0.5	$—	$—
Equity securities:
United Kingdom companies	—	—	—	—
Diversified growth funds	16.7	—	16.7	—
Other international companies	9.2	—	9.2	—
Fixed income securities:
United Kingdom government bonds	13.0	—	13.0	—
Liability-driven investments	18.6	—	18.6	—
Total	$58.0	$0.5	$57.5	$—

		Fair Value Measurements at December 28, 2018 (U.S. dollars in millions)
Asset Category	Total Fair Value at December 28, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$0.8	$0.8	$—	$—
Equity securities:
United Kingdom companies	4.5	—	4.5	—
Diversified growth funds	17.5	—	17.5	—
Other international companies	15.0	—	15.0	—
Fixed income securities:
United Kingdom government bonds	6.1	—	6.1	—
Liability-driven investments	8.4	—	8.4	—
Total	$52.3	$0.8	$51.5	$—

Equity securities – This category includes pooled investments in global equities, emerging market equities and diversified growth funds. The investments are spread across a range of diverse industries including financials, information technology, consumer discretionary and consumer staples. The diversified growth funds seek to provide a long-term equity-like return, with a managed level of volatility. The diversified growth funds invest across a wide range of asset classes, both traditional and alternative.

Units of the pooled investment accounts are not traded on an exchange or in an active market; however, valuation is based on the underlying investments of the units and are classified as Level 2 investments of the fair value hierarchy.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Retirement and Other Employee Benefits (continued)

Fixed income securities –This category includes pooled investments in multi-asset credit and liability-driven investments. These investments are valued at the closing price reported on the active market on which the individual securities are traded. Units of the pooled investment accounts are not traded on an exchange or in an active market; however, valuation is based on the underlying investments of the units and are classified as Level 2 investments of the fair value hierarchy.

The expected long-term rate of return assumption for U.K. plan assets is adjusted based on asset allocation and is determined by reference to U.K. long dated government bond yields.

According to the plan’s investment policy, approximately 28% of the U.K. plan’s assets are invested in diversified growth funds, 7.5% in emerging market equities and 7.5% in global equities. Approximately 37% are invested in liability-driven investments and 20% of the U.K. plan’s assets are invested in multi-asset credit.

Fund managers have no discretion to make asset allocation decisions with the exception of the diversified growth fund. The trustees try to rebalance any discrepancies through selective allocations of future contributions. Performance benchmarks for each asset class are based on various indices. Investment performance is reviewed quarterly.

Plan Settlement

During 2019, the U.K. Plan undertook an Enhanced Transfer Value ("ETV") exercise where it paid $4.2 million (including $3.8 million of transfer values and $0.4 million of enhancements) to members electing to transfer out of the plan. We recorded $4.2 million in reduction to our projected benefit obligations, with a corresponding decrease in accumulated other comprehensive income. The UK Plan recognized $0.4 million in net periodic pension costs related to the ETV.

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

Other Employee Benefits

We also sponsor a defined contribution plan established pursuant to Section 401(k) of the Internal Revenue Code. Subject to certain dollar limits, employees may contribute a percentage of their salaries to the plan, and we will match a portion of each employee’s contribution. This plan is in effect for U.S.-based employees only. The expense pertaining to this plan was $1.3 million for 2019, $1.1 million for 2018 and $1.2 million for 2017.

On August 31, 1997, one of our subsidiaries ceased accruing benefits under its salary continuation plan covering certain of our Central American management personnel. At December 27, 2019 we had $3.7 million accrued for this plan, including $0.5 million in accumulated other comprehensive income (loss) related to unamortized pension gains. At December 28, 2018 we had $4.2 million accrued for this plan, including $0.7 million in accumulated other comprehensive loss related to unamortized pension gains. There were no net periodic pension costs for the year ended December 27, 2019, $0.1 million the year ended December 28, 2018 and $0.1 million for the year ended December 29, 2017. Expected benefit payments under the plan for 2020 through 2024 total $2.9 million. For 2025 through 2029 the expected benefit payments under the plan total $1.1 million.

We sponsor a service gratuity plan covering certain of our Kenyan personnel. At December 27, 2019 we had $8.6 million accrued for this plan, including a $2.6 million in accumulated other comprehensive loss related to unamortized pension losses. At December 28, 2018 we had $7.3 million accrued for this plan, including a $2.0 million in accumulated other comprehensive loss related to unamortized pension losses. Net periodic pension costs were $1.3 million for the year ended December 27, 2019, $1.2 million for the year ended December 28, 2018 and $1.2 million for the year ended December 29, 2017.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Retirement and Other Employee Benefits (continued)

Expected benefit payments under the plan from 2020 through 2024 total $5.0 million. Benefit payments under the plan from 2024 through 2028 are expected to total $5.9 million.

We provide retirement benefits to certain employees who are not U.S.-based. Generally, benefits under these programs are based on an employee’s length of service and level of compensation. Included in retirement benefits on our consolidated balance sheets is $18.0 million at December 27, 2019 and $16.8 million at December 28, 2018 related to these programs.

The unamortized pension losses related to other non-U.S.-based plans included in accumulated other comprehensive income (loss), a component of shareholders’ equity was $1.3 million for the year ending December 27, 2019 and $1.4 million for the year ending December 28, 2018. We also offer certain post-employment benefits to former executives and have $2.3 million at December 27, 2019 and $2.1 million at December 28, 2018 in retirement benefits on our consolidated balance sheets related to these benefits.

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
Share-based compensation expense included in selling, general and administrative expenses related to stock options, restricted stock awards ("RSAs"), restricted stock units ("RSUs") and performance stock units ("PSUs") is included in the accompanying Consolidated Statements of Operations as follows (U.S. dollars in millions):

	Year ended
Types of Awards	December 27, 2019	December 28, 2018	December 29, 2017
Stock options	$—	$0.1	$0.5
RSUs/PSUs	7.4	10.3	10.7
RSAs	1.0	1.1	0.9
Total	$8.4	$11.5	$12.1

Proceeds of $1.1 million were received from the exercise of stock options for 2019, $0.8 million for 2018 and $1.6 million for 2017.

On April 30, 2014, our shareholders approved and ratified the 2014 Omnibus Share Incentive Plan (the “2014 Plan”). The 2014 Plan allows us to grant equity-based compensation awards, including stock options, restricted stock awards, restricted stock units and performance stock units. Under the 2014 Plan, the Board of Directors is authorized to award up to 3,000,000 ordinary shares. The 2014 Plan replaced and superseded the 2011 Omnibus Share Incentive Plan (the "2011 Plan"), and the 2010 Non-Employee Directors Equity Plan, collectively referred to as Prior Plans.

Under the 2014 Plan and Prior Plans, 20% of the options usually vest immediately, and the remaining options vest in equal installments over the next four years. Options under the 2014 Plan and Prior Plans may be exercised over a period not in excess of 10 years from the date of the grant. Prior Plan provisions are still applicable to outstanding options and awards under those plans. There were no stock options grants for the years ended December 27, 2019, December 28, 2018, and December 29, 2017.

Restricted Stock Awards (RSA)

A share of “restricted stock” is one of our ordinary shares that has restrictions on transferability until certain vesting conditions are met.

For RSAs under the 2014 Plan and Prior Plans, 50% of each award of our restricted stock vested on the date it was granted. The remaining 50% of each award vests upon the six-month anniversary of the date on which the recipient ceases to serve as a member of our Board of Directors. RSA awarded during the years ended December 27, 2019 and December 28, 2018 allow directors to retain all of their awards once they cease to serve as a member of our Board of Directors and is considered a nonsubstantive service condition in accordance with the guidance provided by the ASC on “Compensation – Stock Compensation.”  Accordingly, we recognize compensation cost immediately for restricted stock awards granted to non-management members of the Board of Directors.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Share-Based Compensation (continued)

The following table lists the RSA for the years ended December 27, 2019 and December 28, 2018:

Date of Award	Shares of Restricted Stock Awarded	Price Per Share
Awards for the year ended 2019:
May 1, 2019	$2,830	29.44
January 2, 2019	$30,891	28.32
Awards for the year ended 2018:
August 2, 2018	$1,687	49.38
January 2, 2018	$21,304	46.93
Awards for the year ended 2017:
January 3, 2017	$14,294	61.21

Restricted Stock Units (RSU)/Performance Stock Units (PSU)

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

The following table lists the various RSUs/PSUs awarded under the 2014 Plan and Prior Plans for the years ended December 27, 2019 and December 28, 2018 (U.S. dollars in millions except share and per share data):

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Share-Based Compensation (continued)

Date of Award	Type of Award	Units Awarded	Price Per Share
Awards for the year ended 2019:
July 31, 2019	PSU	4,250	30.33
March 25, 2019	RSU	5,000	26.55
February 20, 2019	PSU	85,000	27.71
February 20, 2019	RSU	133,750	27.71
Awards for the year ended 2018:
June 25, 2018	RSU	2,000	44.78
February 21, 2018	RSU	125,000	46.35
February 21, 2018	PSU	85,000	46.35
Awards for the year ended 2017:
August 2, 2017	RSU	48,700	49.75
February 22, 2017	PSU	100,000	56.52
February 22, 2017	RSU	50,000	56.52

RSUs are eligible to earn Dividends Equivalent Units ("DEUs") equal to the cash dividend paid to ordinary shareholders. DEUs are subject to the same performance and/or service conditions as the underlying RSUs/PSUs and are forfeitable.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Share-Based Compensation (continued)

The following table summarizes RSUs/PSUs activity for the years ended December 27, 2019, December 28, 2018, December 29, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
RSUs/PSUs outstanding at January 1, 2017	932,036	$36.09
Granted	208,743	54.17
Converted	(336,112)	34.91
Canceled	(43,515)	43.77

RSUs/PSUs outstanding at December 29, 2017	761,152	41.13
Granted	223,531	46.10
Converted	(279,440)	41.31
Canceled	(21,948)	50.40

RSUs/PSUs outstanding at December 28, 2018	683,295	42.39
Granted	230,037	27.83
Converted	(384,717)	37.65
Canceled	(69,339)	42.93

RSUs/PSUs outstanding at December 27, 2019	459,276	38.99

Vested at December 29, 2017	235,332	$26.49

Vested at December 28, 2018	249,767	$31.28

Vested at December 27, 2019	52,903	$32.65

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Share-Based Compensation (continued)

Information about RSUs/PSUs outstanding at December 27, 2019 was as follows:

Grant Date Market Value	Outstanding	Outstanding Intrinsic Value	Vested	Vested Intrinsic Value
$27.71	77,347	$0.6	—	$—
$27.71	100,250	0.7	—	—
$26.55	4,018	—	—	—
$30.33	4,269	—	—	—
$44.78	1,216	—	—	—
$46.35	66,553	—	—	—
$46.35	45,507	—	—	—
$40.03	3,133	—	—	—
$56.52	40,678	—	4,601	—
$56.52	20,643	—	—	—
$59.83	20,729	—	—	—
$49.75	14,721	—	—	—
$38.99	12,514	—	11,034	—
$38.99	10,428	—	—	—
$33.44	10,047	—	10,047	—
$33.44	—	—	—	—
$25.52	10,735	0.1	10,733	0.1
$26.52	10,929	0.1	10,928	0.1
$24.68	5,559	0.1	5,560	0.1
	459,276	$1.6	52,903	$0.3

The intrinsic value of outstanding and vested awards is the difference between the reported closing price of Ordinary Shares on December 27, 2019 and the grant date market value. As of December 27, 2019, the total remaining unrecognized compensation cost related to non-vested RSUs/PSUs amounted to $7.9 million, which will be amortized over the weighted-average remaining requisite service period of one year.

16. Commitments and Contingencies

Commitments

We have agreements to purchase the entire or partial production of certain products of our independent growers primarily in Guatemala, Costa Rica, Philippines, Ecuador, Chile, and Colombia that meet our quality standards. Total purchases under these agreements amounted to $691.8 million for 2019, $763.9 million for 2018 and $815.0 million for 2017.

During the fourth quarter of 2019, our Mann Packing business voluntarily recalled a series of vegetable products sold to select customers in the United States and Canada primarily in our fresh and value-added products segment. The voluntary recall had a negative effect on net sales, primarily of fresh-cut vegetables, and also resulted in approximately $6.0 million of customer claims and customer-related charges during the fourth quarter of 2019 which are included in net sales. We also incurred $4.4 million in inventory write-offs which are presented in cost of products sold in our Consolidated Statement of Operations.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. Commitments and Contingencies (continued)

In addition, during 2017 and 2018, we entered into a definitive agreement for the building of six new refrigerated container ships for $126.5 million to be delivered in 2020. The agreement requires payments of approximately $85.2 million in 2020 and $41.3 million in 2021 for these six ships.

Refer to Note 10. "Leases", for further discussion on lease commitments.

Litigation

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

We increased the liability by $0.4 million during 2017 and 2016 due to changes to the remediation work being performed related to the Kunia Well Site clean-up. We included these charges/(credits) in asset impairment and other charges, net on our Consolidated Statements of Operations. The estimates are between $13.3 million and $28.7 million. The estimate on which our accrual is based, totals $13.3 million. As of December 27, 2019, there is $13.0 million included in other noncurrent liabilities and $0.3 million included in accounts payable and accrued expenses in the Consolidated Balance Sheets for the Kunia Well Site clean-up, which we expect to expend in the next 12 months. We expect to expend approximately $0.4 million in 2020, $1.1 million in 2021 and $0.9 million in each of the years 2022, 2023 and 2024.

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

Certain of our derivative instruments contain provisions that require the current credit relationship between us and our counterparty to be maintained throughout the term of the derivative instruments.  If that credit relationship changes, certain provisions could be triggered, and the counterparty could request immediate collateralization of derivative instruments in net liability position above a certain threshold.  The aggregate fair value of all derivative instruments with a credit-risk-related contingent feature that are in a liability position on December 27, 2019 is $31.0 million. As of December 27, 2019, no triggering event has occurred and thus we are not required to post collateral.  If the credit-risk-related contingent features underlying these agreements were triggered on December 27, 2019, we would not be required to post collateral to its counterparty because the collateralization threshold has not been met.

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

Foreign Currency Hedges

We are exposed to fluctuations in currency exchange rates against the U.S. dollar on our results of operations and financial condition and we mitigate that exposure by entering into foreign currency forward contracts. Certain of our subsidiaries periodically enter into foreign currency forward contracts in order to hedge portions of forecasted sales or cost of sales denominated in foreign currencies with forward contracts and options, which generally expire within one year. At December 27, 2019, our foreign currency forward contracts will hedge a portion of our 2020 foreign currency exposure.

We designate our foreign currency forward contracts as single-purpose cash flow hedges of forecasted cash flows.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.  Derivative Financial Instruments (continued)

We had the following outstanding foreign currency forward contracts as of December 27, 2019:

Foreign Currency Contracts Qualifying as Cash Flow Hedges:		Notional Amount
British pound		£14.5	million
Chilean peso	CLP	8,944.8	million
Euro		€49.5	million
Japanese yen	JPY	4,746.9	million
Korean won	KRW	33,855.0	million

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

Gains or losses on interest rate swaps are recorded in other comprehensive income and will be subsequently reclassified into earnings as interest expense as the interest expense on debt is recognized in earnings. At December 27, 2019, the notional value of interest rate contracts outstanding was $400 million, $200 million maturing in 2024 and the remaining $200 million maturing in 2028. Refer to Note 11, “Debt and Finance Lease Obligations.”

The following table reflects the fair values of derivative instruments, which are designated as level 2 in the fair value hierarchy, as of December 27, 2019 and December 28, 2018 (U.S. dollars in millions):

	Derivatives Designated as Hedging Instruments(1)
	Foreign exchange contracts		Interest Rate Swaps		Total
Balance Sheet Location:	December 27, 2019	December 28, 2018	December 27, 2019	December 28, 2018	December 27, 2019		December 28, 2018
Asset derivatives:
Prepaid expenses and other current assets	$1.7	$1.6	$—	$—	$1.7	(2)	$1.6
Total asset derivatives	$1.7	$1.6	$—	$—	$1.7		$1.6

Liability derivatives:
Accounts payable and accrued expenses	$0.7	$0.8	$—	$—	$0.7	(2)	$0.8
Other non-current liabilities	—	—	30.3	7.6	30.3	(2)	7.6
Total liability derivatives	$0.7	$0.8	$30.3	$7.6	$31.0		$8.4

(1) See Note 18, "Fair Value Measurements," for fair value disclosures.
(2) We expect that $1.0 million of the fair value of hedges recognized as a net gain in accumulated other comprehensive income ("AOCI") will be transferred to earnings during the next 12 months, and the remaining net loss of $31.0 million in AOCI over a period of 9 years, along with the earnings effect of the related forecasted transactions.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.  Derivative Financial Instruments (continued)

The fair value of our derivatives related to our foreign currency cash flow hedges was in a net asset position of $1.0 million as of December 27, 2019 and a net asset position of $0.8 million as of December 28, 2018. For foreign currency hedges, these fluctuations are primarily driven by the strengthening or weakening of the U.S. dollar compared to currencies being hedged relative to the contracted exchange rates and the settling of a number of contracts throughout 2019. During 2019, certain derivative contracts to hedge the Euro, British pound, and Japanese yen relative to our sales were settled; certain derivative contracts to hedge the Korean won relative to our cost of sales were also settled. The change in 2019 was primarily related to the settling of the majority of the contracts throughout 2019.

The following table reflects the effect of derivative instruments on the Consolidated Statements of Operations for the years ended December 27, 2019 and December 28, 2018 (U.S. dollars in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Year ended			Year ended
	December 27, 2019	December 28, 2018		December 27, 2019	December 28, 2018
Foreign exchange contracts	$(0.1)	$1.6	Net sales	$8.1	$5.3
Foreign exchange contracts	0.2	0.6	Cost of products sold	1.5	—
Interest rate swaps, net of tax	(19.8)	(6.6)	Interest expense	(2.4)	(1.5)
Total	$(19.7)	$(4.4)		$7.2	$3.8

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

The following table provides a summary of the fair values of our derivative financial instruments measured on a recurring basis under “Fair Value Measurements and Disclosures” (U.S. dollars in millions):

Fair Value Measurements
	Foreign currency forward contracts, net asset (liability)		Interest rate contracts, net (liability), asset
	December 27, 2019	December 28, 2018	December 27, 2019	December 28, 2018
Quoted prices in active markets for identical assets (Level 1)	$—	$—	$—	$—
Significant other observable inputs (Level 2)	1.0	0.8	(30.3)	(7.6)
Significant unobservable inputs (Level 3)	—	—	—	—

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

Finance and Operating leases: The carrying value of our finance leases reported in the Consolidated Balance Sheets approximates their fair value based on current interest rates, which contain an element of default risk.  The fair value of our finance leases is estimated using Level 2 inputs based on quoted prices for those or similar instruments. For the operating leases we use the rate implicit in the lease to discount lease payments to present value; however, most of our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement. Refer to Note 11, “Debt and Finance Lease Obligations.”

Long-term debt: The carrying value of our long-term debt reported in the Consolidated Balance Sheets approximates their fair value since they bear interest at variable rates which contain an element of default risk.  The fair value of our long-term debt is estimated using Level 2 inputs based on quoted prices for those or similar instruments. Refer to Note 11, “Debt and Finance Lease Obligations.”

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. Fair Value Measurements (continued)

Fair Value of Non-Financial Assets

As of December 27, 2019, we have $7.6 million in property, plant and equipment meeting the criteria of assets held for sale: $5.1 million are vacant lands located in the Kingdom of Saudi Arabia; the remaining $1.7 million and $0.8 million are farm land and associated assets in Chile and Nicaragua. These assets are recognized at the lower of cost or fair value less cost to sell. During 2019, we received proceeds of $61.0 million from the sale of certain tomato lands and recorded a gain on disposal of property plant and equipment of $19.8 million, net.

We recorded asset impairment and other charges during the year ended December 27, 2019, that do not fall under the scope of fair value measurement. Refer to Note 3, "Asset Impairment and Other Charges, Net".

The following is a tabular presentation of the non-recurring fair value measurement along with the level within the fair value hierarchy in which the fair value measurement in its entirety falls (U.S. dollars in millions):

	Fair Value Measurements for the year ended December 27, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity Investment	$1.3	$—	$—	$1.3
	$1.3	$—	$—	$1.3

During 2019, we recorded asset impairment and other charges of $2.9 million, net related to an equity investment of $4.2 million in Purple Carrot which we sold in the second quarter of 2019. We calculated the fair value of $1.3 million using the market approach. The fair value of these assets are classified as Level 3 in the fair value hierarchy due to the mix of unobservable inputs utilized.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. Fair Value Measurements (continued)

We recorded asset impairment and other charges during the year ended December 28, 2018, that do not fall under the scope of fair value measurement. Refer to Note 3, "Asset Impairment and Other Charges, Net".

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

As of December 28, 2018, we have $45.4 million in property, plant and equipment meeting the criteria of assets held for sale included in prepaid expenses and other current assets primarily related to the cessation of tomato production in the United States. These assets include land, buildings and machinery and equipment in the fresh and value-added products segment. During 2018, we recognized an impairment charge of $1.0 million to recognize these assets at the lower of cost or fair value less cost to sell using the market approach. The fair value of these assets are classified as Level 3 in the fair value hierarchy due to the mix of unobservable inputs utilized.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. Related Party Transactions

Receivables from related parties were $0.1 million in 2019. Payables to related parties were $47.4 million in 2019 and $85.1 million in 2018, of which one Mann Packing grower had $46.9 million in accounts payable in 2019 and $84.1 million in 2018.

Other purchases from related parties were $158.4 million in 2019 compared to $133.5 million in 2018 and $9.3 million in 2017, of which $150.9 million for 2019 and $124.6 million for 2018 were related to one Mann Packing grower.

We have related party leases in North America for a building and in the Middle East for land. The expenses incurred for the year ended December 27, 2019 was $1.3 million and the right-of-use asset and liabilities as of December 27, 2019 was $8.3 million, which primarily relates to one Mann Packing grower.

Sales to related party transactions amounted to $0.7 million in 2019 and 2018.

Cash distributions to noncontrolling interests were $4.8 million in 2019 and $2.7 million in 2018. We have reflected the cash in distributions to noncontrolling interests under financing activities in the Consolidated Statements of Cash Flows. We have $10.5 million as of December 27, 2019 and $15.1 million as of December 28, 2018 in other noncurrent liabilities in our Consolidated Balance Sheets related to one of our noncontrolling interests.

We incurred expenses of approximately $2.2 million for 2019, $2.3 million for 2018 and $2.4 million for 2017 for air transportation services for chartering an aircraft that is indirectly owned by our Chairman and Chief Executive Officer.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20. Unaudited Quarterly Financial Information

Our fiscal quarter-ends correspond to the last Friday of the 13-week period, beginning the day following our fiscal year end. The following summarizes certain quarterly operating data (U.S. dollars in millions, except per share data):

	Quarter ended
	March 29, 2019	June 28, 2019	September 27, 2019	December 27, 2019(2)
Net sales	$1,154.2	$1,239.4	$1,070.2	$1,025.2
Gross profit	93.3	96.3	74.7	36.3
Net income (loss)	37.2	39.0	18.2	(25.1)
Net income (loss) attributable to Fresh Del Monte Produce Inc.(4)	36.1	38.1	18.1	(25.8)
Net income (loss) per ordinary share attributable to Fresh Del Monte Produce Inc. – basic(1)	$0.74	$0.79	$0.38	$(0.54)
Net income (loss) per ordinary share attributable to Fresh Del Monte Produce Inc. – diluted(1)	$0.74	$0.78	$0.38	$(0.54)
Dividends declared per ordinary share	$—	$—	$0.060	$0.080

	March 30, 2018	June 29, 2018(3)	September 28, 2018(3)	December 28, 2018(3)
Net sales	$1,106.1	$1,272.4	$1,069.5	$1,045.9
Gross profit	106.5	78.3	52.6	42.4
Net income (loss)	43.2	(5.6)	(21.2)	(32.3)
Net income (loss) attributable to Fresh Del Monte Produce Inc.	41.5	(7.9)	(21.5)	(34.0)
Net income (loss) per ordinary share attributable to Fresh Del Monte Produce Inc. – basic(1)	$0.85	$(0.16)	$(0.44)	$(0.70)
Net income (loss) per ordinary share attributable to Fresh Del Monte Produce Inc. – diluted(1)	$0.85	$(0.16)	$(0.44)	$(0.70)
Dividends declared per ordinary share	$0.150	$0.150	$0.150	$0.150

(1)
Basic and diluted earnings per share for each of the quarters presented above is based on the respective weighted average number of shares for the quarters. The sum of the quarters may not necessarily be equal to the full year basic and diluted earnings per share amounts due to rounding.

(2)	Diluted earnings per share for the quarter ended December 27, 2019 excludes the impact of antidilutive share-based payment awards for 235,106 ordinary shares, as they were antidilutive.

(3)
Diluted earnings per share for the following quarters excludes the impact of antidilutive share based payment awards for ordinary shares as they were antidilutive as follows: 739,106 ordinary shares for the quarter ended June 29, 2018, 620,017 ordinary shares for the quarter ended September 28, 2018 and 851,645 for the quarter ended December 28, 2018.

(4)	Refer to Note 16. "Commitments and Contingencies", for further discussion of the Mann Packing recall event which occurred during the fourth quarter ended December 27, 2019.

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

We evaluate performance based on several factors, of which net sales and gross profit by product are the primary financial measures (U.S. dollars in millions):

	Year ended
	December 27, 2019		December 28, 2018		December 29, 2017
	Net Sales	Gross Profit	Net Sales	Gross Profit	Net Sales	Gross Profit
Fresh and value-added products	$2,704.4	$194.7	$2,654.7	$190.0	$2,184.4	$213.4
Bananas	1,656.0	97.1	1,703.1	84.1	1,775.1	113.4
Other products and services	128.6	8.8	136.1	5.7	126.4	4.8
Totals	$4,489.0	$300.6	$4,493.9	$279.8	$4,085.9	$331.6

	Year ended
Net sales by geographic region:	December 27, 2019	December 28, 2018	December 29, 2017
North America	$2,923.8	$2,871.3	$2,382.4
Europe	645.2	653.7	665.9
Middle East	425.8	445.6	518.8
Asia	453.0	465.7	460.2
Other	41.2	57.6	58.6
Total net sales	$4,489.0	$4,493.9	$4,085.9

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21. Business Segment Data (continued)

Our North America region included the following Mann Packing results:

	Period from February 27, 2018 to December 28, 2018
	Net Sales	Gross Profit
Fresh and value-added products	$488.6	$36.0

Refer to Note 4, “Acquisitions”, for further discussion on the Mann Packing acquisition.

The following table indicates our net sales by product:

	Year ended
	December 27, 2019		December 28, 2018		December 29, 2017
Segments:
Fresh and value-added products:
Fresh-cut fruit	$524.4	12%	$507.5	11%	$496.9	12%
Fresh-cut vegetables	455.9	10%	419.8	10%	93.9	2%
Pineapples	454.8	10%	487.9	11%	492.7	12%
Avocados	380.7	9%	329.2	8%	314.9	8%
Non-tropical fruit	195.9	4%	226.7	5%	235.7	6%
Prepared food	279.6	6%	267.1	6%	229.5	6%
Melons	92.4	2%	107.8	2%	106.8	2%
Tomatoes	52.3	1%	62.5	1%	77.8	2%
Vegetables	176.6	4%	150.8	3%	25.9	1%
Other fruit and vegetables	91.8	2%	95.4	2%	110.3	3%
Total fresh and value-added products	$2,704.4	60%	$2,654.7	59%	$2,184.4	54%
Bananas	1,656.0	37%	1,703.1	38%	1,775.1	43%
Other products and services	128.6	3%	136.1	3%	126.4	3%
Total	$4,489.0	100%	$4,493.9	100%	$4,085.9	100%

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21. Business Segment Data (continued)

Property, plant and equipment, net:	December 27, 2019	December 28, 2018
North America	$238.7	$241.4
Europe	35.2	51.4
Middle East	130.9	129.6
Africa	44.6	44.8
Asia	130.9	128.4
Central America	664.7	644.1
South America	84.8	90.5
Maritime equipment (including containers)	66.2	52.9
Corporate	7.2	9.1
Total property, plant and equipment, net	$1,403.2	$1,392.2

Identifiable assets:	December 27, 2019	December 28, 2018
North America	$925.3	$933.0
Europe	279.9	297.1
Middle East	301.4	278.9
Africa	174.9	162.0
Asia	268.0	239.2
Central America	1,066.5	1,026.5
South America	159.9	165.0
Maritime equipment (including containers)	78.0	66.9
Corporate	96.0	86.6
Total identifiable assets	$3,349.9	$3,255.2

North America accounted for approximately 65% of our net sales for 2019 and 64% for 2018 and 58% in 2017.  Our earnings are heavily dependent on operations located worldwide; however, our net sales are not dependent on any particular country other than the United States, with no other country accounting for greater than 10% of our net sales for 2019, 2018 and 2017.  These operations are a significant factor in the economies of some of the countries in which we operate and are subject to the risks that are inherent in operating in such countries, including government regulations, currency and ownership restrictions and risk of expropriation. Management reviews assets on the basis of geographic region and not by reportable segment, which more closely aligns our capital investment with demand for our products.  Costa Rica is our most significant sourcing location, representing approximately 35% of our property, plant and equipment as of December 27, 2019.  No foreign country other than Costa Rica accounts for greater than 10% of our property, plant and equipment.

Walmart accounted for 9% of our net sales in 2019, 10% of net sales in 2018 and 9% in 2017. These sales are reported in the banana and fresh and value-added segments. In 2019, our top 10 customers accounted for approximately 30% of net sales as compared with 32% during 2018 and 31% for 2017. Identifiable assets by geographic area represent those assets used in the operations of each geographic area. Corporate assets consist of goodwill, building, leasehold improvements and furniture and fixtures.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

22. Shareholders’ Equity

Our shareholders have authorized 50,000,000 preferred shares at $0.01 par value, of which none are issued or outstanding, and 200,000,000 ordinary shares of common stock at $0.01 par value, of which 48,014,628 are issued and outstanding at December 27, 2019.

On February 21, 2018, our Board of Directors approved a three-year stock repurchase program of up to $300 million of our ordinary shares. We have repurchased $37.5 million of ordinary shares, or 1,235,362 ordinary shares, under the aforementioned repurchase program and retired all the repurchased shares. As of December 27, 2019, we have a maximum dollar value of $262.5 million that we can purchase under the approved stock repurchase program.

The following represents a summary of repurchase activity during years ended December 27, 2019 and December 28, 2018 (U.S. dollars in millions, except share and per share data):

	Year ended
	December 27, 2019			December 28, 2018
	Shares	USD	Average price per share	Shares	USD	Average price per share
Year ended:	723,062	$17.8	$24.68	730,532	$29.4	$40.26

Subsequent to the year ended December 27, 2019, there were no ordinary share repurchases.

The following is a summary of the dividends declared per share for the years ended December 27, 2019 and December 28, 2018:

Year ended
December 27, 2019		December 28, 2018
Dividend Declared Date	Cash Dividend Declared, per Ordinary Share	Dividend Declared Date	Cash Dividend Declared, per Ordinary Share
December 6, 2019	$0.08	December 7, 2018	$0.15
September 6, 2019	$0.06	September 7, 2018	$0.15
		June 1, 2018	$0.15
		March 30, 2018	$0.15

We paid $6.7 million in dividends during the year ended December 27, 2019 and $29.0 million during the year ended December 28, 2018.

Schedule II - Valuation and Qualifying Accounts
Fresh Del Monte Produce Inc. and Subsidiaries
(U.S. dollars in millions)
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended December 27, 2019

Deducted from asset accounts: Valuation accounts:
Trade accounts receivable	$14.6	$5.2	$—	$(0.2)	$19.6
Advances to growers and other receivables	7.2	0.1	—	(3.9)	3.4
Deferred tax asset valuation allowance	291.8	35.0	1.0	(4.5)	323.3

Current and noncurrent accrued liabilities:
Provision for Kunia Well Site	13.5	(0.3)	—	—	13.2
Total	$327.1	$40.0	$1.0	$(8.6)	$359.5

Year ended December 28, 2018

Deducted from asset accounts:
Valuation accounts:
Trade accounts receivable	$12.9	$2.1	$—	$(0.4)	$14.6
Advances to growers and other receivables	8.8	0.5	—	(2.1)	7.2
Deferred tax asset valuation allowance	257.1	38.6	0.8	(4.7)	291.8

Current and noncurrent accrued liabilities:
Provision for Kunia Well Site	13.9	(0.1)	(0.3)	—	13.5
Total	$292.7	$41.1	$0.5	$(7.2)	$327.1

Year ended December 29, 2017

Deducted from asset accounts:
Valuation accounts:
Trade accounts receivable	$11.3	$2.9	$—	$(1.3)	$12.9
Advances to growers and other receivables	7.8	1.4	—	(0.4)	8.8
Deferred tax asset valuation allowance	232.1	35.4	(1.8)	(8.6)	257.1

Current and noncurrent accrued liabilities:
Provision for Kunia Well Site	13.7	—	(0.2)	0.4	13.9
Total	$264.9	$39.7	$(2.0)	$(9.9)	$292.7

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 27, 2019. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the year ended December 27, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed under the supervision of our Chairman and Chief Executive Officer and Senior Vice President and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

1.	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

2.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Senior Vice President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management determined that our internal control over financial reporting was effective as of December 27, 2019 based on the criteria in Internal Control - Integrated Framework issued in 2013 by COSO.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 27, 2019 has been audited by Ernst & Young LLP, an independent registered certified public accounting firm, as stated in their report that is included elsewhere herein. That report expresses an unqualified opinion on the effectiveness of our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by Item 10 of Part III of this Annual Report on Form 10-K will be included in our definitive Proxy Statement relating to our 2020 Annual General Meeting of Shareholders with respect to directors, executive officers, audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance, is incorporated herein by reference in response to this item.

Code of Ethics

We have adopted a Code of Conduct and Business Ethics Policy (“Code of Conduct”) that applies to our principal executive officer, principal financial officer and principal accounting officer as well as all our directors, other officers and employees. Our Code of Conduct can be found on our Website at www.freshdelmonte.com. We have not waived the requirements of the Code of Conduct for any directors or executive officers and there were no amendments in 2019.  We intend to disclose any amendment or waiver of the Code of Conduct promptly on our Website.

Item 11.	Executive Compensation

Information required by Item 11 of Part III of this Annual Report on Form 10-K will be included in our definitive Proxy Statement relating to our 2020 Annual General Meeting of Shareholders with respect to executive compensation, is incorporated herein by reference in response to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 of Part III of this Annual Report on Form 10-K will be included in our definitive Proxy Statement relating to our 2020 Annual General Meeting of Shareholders with respect to security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans, is incorporated herein by reference in response to this item.

Item 13.	Certain Relationships and Related Transactions

Information required by Item 13 of Part III of this Annual Report on Form 10-K will be included in our definitive Proxy Statement relating to our 2020 Annual General Meeting of Shareholders with respect to certain relationships and related transactions and director independence, is incorporated herein by reference in response to this item.

Item 14.	Principal Accountant Fees and Services

Information required by Item 14 of Part III of this Annual Report on Form 10-K will be included in our definitive Proxy Statement relating to our 2020 Annual General Meeting of Shareholders with respect to principal accountant fees and services, is incorporated by reference in response to this item.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Consolidated Statements and Other Financial Information

The following financial statements and supplemental schedule of Fresh Del Monte Produce Inc. and its subsidiaries are included in Item 8.  Financial Statements and Supplementary Data of this Report:

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Consolidated Balance Sheets at December 27, 2019 and December 28, 2018

Consolidated Statements of Operations for the years ended December 27, 2019, December 28, 2018 and December 29, 2017

Consolidated Statements of Comprehensive (Loss) Income for the years ended December 27, 2019, December 28, 2018 and December 29, 2017

Consolidated Statements of Cash Flows for the years ended December 27, 2019, December 28, 2018 and December 29, 2017

Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest for the years ended December 27, 2019, December 28, 2018 and December 29, 2017

Notes to Consolidated Financial Statements

Supplemental Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts

Exhibits

The exhibits listed below are incorporated in this Report by reference, except for those indicated by “*” which are filed herewith (see accompanying Exhibit Index)

Exhibit No.	Description
3.1**	Amended and Restated Memorandum of Association of Fresh Del Monte Produce Inc.

3.2**	Amended and Restated Articles of Association of Fresh Del Monte Produce Inc.

4.1	Specimen Certificate of Ordinary Shares of Fresh Del Monte Produce Inc. (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form F-1 (File No. 333-7708)).

4.2*	Description of Securities.

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

10.9***
Amended and Restated Fresh Del Monte Produce Inc. 1999 Share Incentive Plan, effective as of April 30, 2008 (reflects Amendment No. 1, dated May 1, 2002, Amendments No. 2 through 5 dated April 27, 2005 and Amendment No. 6 dated April 30, 2008) (incorporated by reference to Exhibit 10.1 to our Second Quarter 2008 Report on Form 10-Q).

10.10***	2011 Performance Incentive Plan for the Chief Executive Officer (incorporated by reference to Exhibit 10.1 to our First Quarter 2011 Report on Form 10-Q).

10.11***	Executive Retention and Severance Agreement (Chairman & CEO) (incorporated by reference to Exhibit 10.4 to our First Quarter 2008 Report on Form 10-Q).

10.12***	Fresh Del Monte Produce Inc. 2010 Non-Employee Directors Equity Plan, effective as of May 5, 2010 (incorporated by reference to Exhibit 10.1 to our Second Quarter 2010 Report on Form 10-Q).

10.13***	Fresh Del Monte Produce Inc. Long-Term Incentive Plan, effective January 1, 2008 (as Amended May 5, 2010) (incorporated by reference to Exhibit 10.3 to our Second Quarter 2010 Report on Form 10-Q).

10.14***
2011 Omnibus Share Incentive Plan (incorporated by reference to Exhibit A in the Company's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 24, 2011).

10.15***
2014 Omnibus Share Incentive Plan (incorporated by reference to Exhibit A in the Company's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 31, 2014).

Exhibit No.	Description

10.16***
Amendment to the Fresh Del Monte Produce Inc. 2014 Omnibus Share Incentive Plan effective November 1, 2017 (incorporated by reference to Exhibit 10.24 of our Annual Report on Form 10-K of our fiscal year ended December 29, 2017).

10.17
Settlement Agreement, dated as of May 4, 2017, by and among Fresh Del Monte Produce Inc., Del Monte Pacific Limited and Del Monte Foods, Inc. (incorporated by reference to Exhibit 10.1 to our Second Quarter 2018 Report on Form 10-Q).

10.18
Second Amended and Restated Credit Agreement, dated as of October 1, 2019 by and among Fresh Del Monte Produce Inc., and certain subsidiaries named therein and the lenders and agents named therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 7, 2019).

10.19
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

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer filed pursuant to 17 CFR 240.13a-14(a).

31.2*	Certification of Chief Financial Officer filed pursuant to 17 CFR 240.13a-14(a).

32*	Certifications of Chief Executive Officer and Chief Financial Officer furnished pursuant to 17 CFR 240.13a-14(b) and 18 U.S.C. Section 1350.

101.INS*,****	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*,****	XBRL Taxonomy Extension Schema Document.

101.CAL*,****	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*,****	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*,****	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*,****	XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit No.	Description
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.

**	Electronic copy of exhibit filed herewith previously filed in paper with our Registration Statement on Form F-1 (File No 333-7708).

***	Management contract or compensatory plan or arrangement.

****
Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 27, 2019 and December 28, 2018, (ii) Consolidated Statements of Operations for the years ended December 27, 2019, December 28, 2018 and December 29, 2017, (iii) Consolidated Statements of Comprehensive (Loss) Income for the years ended December 27, 2019, December 28, 2018 and December 29, 2017, (iv) Consolidated Statements of Cash Flows for the years ended December 27, 2019, December 28, 2018 and December 29, 2017 and (v) Notes to Consolidated Financial Statements.

Item 16.        Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRESH DEL MONTE PRODUCE INC.

Date:	February 20, 2020	By:	/s/ Youssef Zakharia
Youssef Zakharia
President & Chief Operating Officer

Date:	February 20, 2020	By:	/s/ Eduardo Bezerra
Eduardo Bezerra
Senior Vice President & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 20th day of February, 2020:

/s/ Mohammad Abu-Ghazaleh
By	Mohammad Abu-Ghazaleh
Chairman & Chief Executive Officer (Principal Executive Officer)

/s/ Eduardo Bezerra
By	Eduardo Bezerra
Senior Vice President & Chief Financial Officer (Principal Financial & Accounting Officer)

/s/ Amir Abu-Ghazaleh
By	Amir Abu-Ghazaleh
Director

/s/ Michael J. Berthelot
By	Michael J. Berthelot
Director

/s/ Mary Ann Cloyd
By	Mary Ann Cloyd
Director

/s/ Madeleine Champion
By	Madeleine Champion
Director

/s/ John H. Dalton
By	John H. Dalton
Director

By	/s/ Ahmad Abu-Ghazaleh
Ahmad Abu-Ghazaleh
Director