Form 10-Q
period 2020-03-27
FRESH DEL MONTE PRODUCE INC
filed 2020-04-29
CIK 1047340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
———————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2020
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

As of April 17, 2020, there were 47,719,938 ordinary shares of Fresh Del Monte Produce Inc. issued and outstanding.

PART I: FINANCIAL INFORMATION

Item 1.        Financial Statements

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)
(U.S. dollars in millions, except share and per share data)

	March 27, 2020	December 27, 2019
Assets
Current assets:
Cash and cash equivalents	$20.7	$33.3
Trade accounts receivable, net of allowance of $22.7 and $19.6, respectively	403.1	363.9
Other accounts receivable, net of allowance of $3.5 and $3.4, respectively	78.2	75.1
Inventories, net	559.8	551.8
Assets held for sale	7.6	7.6
Prepaid expenses and other current assets	22.5	19.8
Total current assets	1,091.9	1,051.5

Investments in and advances to unconsolidated companies	1.8	1.9
Property, plant and equipment, net	1,396.6	1,403.2
Operating lease right-of-use assets	171.6	162.1
Goodwill	423.3	423.7
Intangible assets, net	156.2	158.2
Deferred income taxes	104.3	100.3
Other noncurrent assets	50.6	49.0
Total assets	$3,396.3	$3,349.9
Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued expenses	$552.2	$522.2
Current maturities of debt and finance leases	0.3	0.3
Current maturities of operating leases	32.0	32.5
Income taxes and other taxes payable	8.3	7.9
Total current liabilities	592.8	562.9

Long-term debt and finance leases	598.6	586.8
Retirement benefits	97.7	98.1
Deferred income taxes	130.2	129.5
Operating leases, less current maturities	112.4	102.7
Other noncurrent liabilities	98.3	70.9
Total liabilities	1,630.0	1,550.9
Commitments and contingencies (See note 9)
Redeemable noncontrolling interest	55.5	55.3
Shareholders' equity:
Preferred shares, $0.01 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.01 par value; 200,000,000 shares authorized; 47,833,237 and 48,014,628 issued and outstanding, respectively	0.5	0.5
Paid-in capital	532.1	531.4
Retained earnings	1,253.8	1,252.7
Accumulated other comprehensive loss	(99.9)	(65.4)
Total Fresh Del Monte Produce Inc. shareholders' equity	1,686.5	1,719.2
Noncontrolling interests	24.3	24.5
Total shareholders' equity	1,710.8	1,743.7
Total liabilities, redeemable noncontrolling interest and shareholders' equity	$3,396.3	$3,349.9

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(U.S. dollars in millions, except share and per share data)

	Quarter ended
	March 27, 2020	March 29, 2019
Net sales	$1,118.0	$1,154.2
Cost of products sold	1,049.5	1,059.1
Gross profit	68.5	95.1
Selling, general and administrative expenses	52.7	54.3
Gain on disposal of property, plant and equipment, net	0.2	3.5
Asset impairment and other (credits) charges, net	(1.8)	3.0
Operating income	17.8	41.3
Interest expense	5.4	6.9
Interest income	0.1	0.1
Other income, net	0.8	11.3
Income before income taxes	13.3	45.8
Provision for income taxes	0.3	8.6
Net income	$13.0	$37.2
Less: Net income attributable to redeemable and noncontrolling interests	—	1.1
Net income attributable to Fresh Del Monte Produce Inc.	$13.0	$36.1
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Basic	$0.27	$0.74
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Diluted	$0.27	$0.74
Dividends declared per ordinary share	$0.10	$—
Weighted average number of ordinary shares:
Basic	48,011,398	48,547,698
Diluted	48,152,965	48,752,162

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
(U.S. dollars in millions)

	Quarter ended
	March 27, 2020	March 29, 2019
Net income	$13.0	$37.2
Other comprehensive (loss) income:
Net unrealized loss on derivatives, net of tax	(30.5)	(4.1)
Net unrealized foreign currency translation loss	(4.5)	(0.8)
Net change in retirement benefit adjustment, net of tax	0.5	(0.1)
Comprehensive (loss) income	$(21.5)	$32.2
Less: Comprehensive income attributable to redeemable and noncontrolling interests	—	1.1
Comprehensive (loss) income attributable to Fresh Del Monte Produce Inc.	$(21.5)	$31.1

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(U.S. dollars in millions)

	Quarter ended
	March 27, 2020	March 29, 2019
Operating activities:
Net income	$13.0	$37.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23.6	24.4
Amortization of debt issuance costs	0.1	0.3
Share-based compensation expense	2.6	4.2
Asset impairment, net	0.9	2.8
Gain on disposal of property, plant and equipment	(0.2)	(3.5)
Equity loss of unconsolidated companies	0.1	—
Deferred income taxes	(0.2)	7.0
Foreign currency translation adjustment	(0.8)	(0.3)
Changes in operating assets and liabilities
Receivables	(46.8)	(45.0)
Inventories	(12.3)	(9.4)
Prepaid expenses and other current assets	(2.0)	4.3
Accounts payable and accrued expenses	25.9	(23.4)
Other noncurrent assets and liabilities	(1.7)	(5.8)
Net cash provided by (used in) operating activities	2.2	(7.2)
Investing activities:
Capital expenditures	(16.6)	(34.2)
Proceeds from sales of property, plant and equipment	0.4	4.6
Other investing activities	0.1	—
Net cash used in investing activities	(16.1)	(29.6)
Financing activities:
Proceeds from debt	271.9	326.4
Payments on debt	(257.9)	(290.8)
Distributions to noncontrolling interests, net	(0.8)	(1.0)
Proceeds from stock options exercised	—	0.2
Share-based awards settled in cash for taxes	(0.4)	0.4
Dividends paid	(4.8)	—
Repurchase and retirement of ordinary shares	(7.8)	—
Net cash provided by financing activities	0.2	35.2
Effect of exchange rate changes on cash	1.1	2.2
Net (decrease) increase in cash and cash equivalents	(12.6)	0.6
Cash and cash equivalents, beginning	33.3	21.3
Cash and cash equivalents, ending	$20.7	$21.9
Supplemental cash flow information:
Cash paid for interest	$7.8	$4.5
Cash paid for income taxes	$2.2	$1.7
Non-cash financing and investing activities:
Right-of-use assets obtained in exchange for new operating lease obligations	$19.2	$17.4
Retirement of ordinary shares	$7.8	$—
Dividends on restricted stock units	$(0.4)	$—
See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(Unaudited) (U.S. dollars in millions, except share data)

	Ordinary Shares Outstanding	Ordinary Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Fresh Del Monte Produce Inc. Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interest
Balance as of December 27, 2019	48,014,628	$0.5	$531.4	$1,252.7	$(65.4)	$1,719.2	$24.5	$1,743.7	$55.3
Settlement of restricted stock awards	7,374	—	—	—	—	—	—	—	—
Settlement of restricted stock units	102,634	—	—	—	—	—	—	—	—
Share-based payment expense	—	—	2.6	—	—	2.6	—	2.6	—
Cumulative effect adjustment of ASC 326 adoption	—	—	—	(1.2)	—	(1.2)	—	(1.2)	—
Repurchase and retirement of ordinary shares	(291,399)	—	(2.3)	(5.5)	—	(7.8)	—	(7.8)	—
Dividend declared	—	—	0.4	(5.2)	—	(4.8)	—	(4.8)	—
Comprehensive income:
Net income (loss)	—	—	—	13.0	—	13.0	(0.2)	12.8	0.2
Unrealized loss on derivatives, net of tax	—	—	—	—	(30.5)	(30.5)	—	(30.5)	—
Net unrealized foreign currency translation loss	—	—	—	—	(4.5)	(4.5)	—	(4.5)	—
Change in retirement benefit adjustment, net of tax	—	—	—	—	0.5	0.5	—	0.5	—
Comprehensive (loss) income						(21.5)	(0.2)	(21.7)	0.2
Balance as of March 27, 2020	47,833,237	$0.5	$532.1	$1,253.8	$(99.9)	$1,686.5	$24.3	$1,710.8	$55.5

	Ordinary Shares Outstanding	Ordinary Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)		Fresh Del Monte Produce Inc. Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interest
Balance as of December 28, 2018	48,442,296	$0.5	$527.1	$1,206.0	$(41.6)		$1,692.0	$25.8	$1,717.8	$51.8
Exercises of stock options	13,250	—	0.2	—	—		0.2	—	0.2	—
Settlement of restricted stock awards	30,891	—	—	—	—		—	—	—	—
Settlement of restricted stock units	165,318	—	—	—	—		—	—	—	—
Share-based payment expense	—	—	4.2	—	—		4.2	—	4.2	—
Cumulative effect adjustment of ASC 842 related to leases	—	—	—	(3.0)	—		(3.0)	—	(3.0)	—
Capital contribution from, distribution to noncontrolling interests	—	—	—	—	—		—	(0.3)	(0.3)	(0.2)
Comprehensive income:
Net income (loss)	—	—	—	36.1	—		36.1	(0.1)	36.0	1.2
Unrealized loss on derivatives, net of tax	—	—	—	—	(4.1)		(4.1)	—	(4.1)	—
Net unrealized foreign currency translation loss	—	—	—	—	(0.8)	—	(0.8)	—	(0.8)	—
Change in retirement benefit adjustment, net of tax	—	—	—	—	(0.1)		(0.1)	—	(0.1)	—
Comprehensive (loss) income							31.1	(0.1)	31.0	1.2
Balance as of March 29, 2019	48,651,755	$0.5	$531.5	$1,239.1	$(46.6)		$1,724.5	$25.4	$1,749.9	$52.8
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

The accompanying unaudited Consolidated Financial Statements for the quarter ended March 27, 2020 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for fair presentation have been included. Operating results for the quarter ended March 27, 2020 are subject to significant seasonal variations and are not necessarily indicative of the results that may be expected for the year ending January 1, 2021. For further information, refer to the Consolidated Financial Statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 27, 2019.

Certain reclassification of prior period balances have been made to conform to current presentation. Specifically, our segment data disclosures for the quarter ended March 29, 2019 have been adjusted to reflect a reclassification of cost of products sold between our banana and fresh and value-added products segments as the result of a refinement in our overhead costs allocation methodology. Refer to Note 12.  "Business Segment Data" for further information on our segment disclosures.

Our Consolidated Statement of Operations for the quarter ended March 29, 2019 reflects a $1.8 million adjustment to correct the presentation of payroll and payroll-related costs associated with sales personnel from cost of products sold to selling, general, and administrative expenses. This reclassification adjustment was identified in connection with an internal reorganization of our sales force and is not material to our Consolidated Financial Statements. The total adjustment from cost of products sold to selling, general, and administrative expenses for the year ended December 27, 2019 is $5.8 million, and our Consolidated Statement of Operations for the respective year will be reflected accordingly in our future filings with the Securities and Exchange Commission ("SEC"). Refer to Note 12.  "Business Segment Data" for further information.

We are required to evaluate events occurring after March 27, 2020 for recognition and disclosure in the unaudited Consolidated Financial Statements for the quarter ended March 27, 2020. Events are evaluated based on whether they represent information existing as of March 27, 2020, which require recognition in the unaudited Consolidated Financial Statements, or new events occurring after March 27, 2020, which do not require recognition but require disclosure if the event is significant to the unaudited Consolidated Financial Statements. We evaluated events occurring subsequent to March 27, 2020 through the date of issuance of these unaudited Consolidated Financial Statements.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

2. Recently Issued Accounting Pronouncements

New Accounting Pronouncements Adopted

In April 2019, the FASB issued ASU 2019-04, Codification Improvements, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. This ASU provides amendments which affect the recognition and measurement of financial instruments, including derivatives and fair value hedges. We adopted this ASU on the first day of our 2020 fiscal year. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. This ASU resolves the diversity in practice concerning the manner in which entities account for transactions based on their assessment of the economics of a collaborative arrangement. This ASU clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue when the collaborative arrangement participant is a customer and precludes recognizing as revenue consideration received from a collaborative arrangement if the participant is not a customer. We adopted this ASU on the first day of our 2020 fiscal year. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In October 2018, the FASB issued ASU 2018-17, Targeted Improvements to Related Party Guidance for Variable Interest Entities. This ASU provides that indirect interests held through related parties in common control arrangements should be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. We adopted this ASU on the first day of our 2020 fiscal year. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In September 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This ASU requires implementation costs incurred by customers in cloud computing arrangements (i.e., hosting arrangements) to be capitalized under the same premises of authoritative guidance for internal-use software and deferred over the non-cancellable term of the cloud computing arrangements plus any option renewal periods that are reasonably certain to be exercised by the customer or for which the exercise is controlled by the service provider. We adopted this ASU prospectively on the first day of our 2020 fiscal year. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements. This ASU includes additional disclosure requirements for recurring Level 3 fair value measurements, including disclosure of changes in unrealized gains and losses for the period included in other comprehensive income, disclosure of the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and a narrative description of measurement uncertainty related to Level 3 measurements. We adopted this ASU on the first day of our 2020 fiscal year. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Measurement of Credit Losses on Financial Instruments,
and subsequent amendments to the guidance, ASU 2018-19 in November 2018 and ASU 2019-05 in May 2019 including codification improvements to Topic 326 in ASU 2019-04. The standard significantly changes how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard replaces the previous “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost, generally resulting in the earlier recognition of credit losses in the financial statements. The amendment affects loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. We adopted this standard on the first day of our 2020 fiscal year using a modified-retrospective approach, and recorded a $1.2 million cumulative-effect adjustment to the opening balance of retained earnings in connection with the adoption. As a result, the consolidated financial statements for 2020 are presented under the new standard, while the comparative prior year period is not adjusted and continues to be reported in accordance with our historical accounting policy. The adoption of this standard did not have a material impact on our consolidated financial statements. See Note 5.  "Allowance for Credit Losses" for additional information.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

New Accounting Pronouncements Not Yet Adopted

In March 2020, FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides optional guidance to companies to ease the potential burden associated with transitioning away from reference rates that are expected to be discontinued. The new guidance provides optional expedients and exceptions to apply generally accepted accounting principles to contract modifications and hedging relationships, subject to certain criteria, that reference LIBOR or another reference rate expected to be discontinued. Companies can adopt the ASU immediately, however the guidance will only be available through December 31, 2022. We are currently evaluating this ASU and its impact on our consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)- Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The amendments in this update clarify certain interactions between the guidance to account for certain equity securities under Topic 321, the guidance to account for investments under the equity method of accounting in Topic 323, and the guidance in Topic 815, which could change how an entity accounts for an equity security under the measurement alternative or a forward contract or purchased option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting or the fair value option in accordance with Topic 825, Financial Instruments. This ASU will be effective for us beginning the first day of our 2021 fiscal year. We are evaluating the impact of the adoption of this ASU on our financial condition, results of operations and cash flows, and, as such, we are not able to estimate the effect the adoption of the new standard will have on our financial statements.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

3.  Asset Impairment and Other (Credits) Charges, Net

The following represents a summary of asset impairment and other (credits) charges, net recorded during the quarters ended March 27, 2020 and March 29, 2019 (U.S. dollars in millions):

	Quarter ended			Quarter ended
	March 27, 2020			March 29, 2019
	Long-lived and other asset impairment	Exit activity and other (credits) charges	Total	Long-lived and other asset impairment	Exit activity and other charges	Total
Banana segment:
California Air Resource Board reserve(1)	$—	$1.3	$1.3	$—	$—	$—
Philippine exit activities of certain low-yield areas	—	—	—	—	0.2	0.2
Fresh and value-added products segment:
Impairment of leasehold improvements(2)	0.9	—	0.9	—	—	—
Insurance recovery related to product recall(3)	—	(4.0)	(4.0)	—	—	—
Impairment of equity investment(4)	—	—	—	2.8	—	2.8
Total asset impairment and other (credits) charges, net	$0.9	$(2.7)	$(1.8)	$2.8	$0.2	$3.0

(1) $1.3 million reserve relating to a potential liability arising from our third-party logistics operation. Refer to Note 9.  "Commitments and Contingencies" for further information regarding this matter.
(2) $0.9 million asset impairment charge related to impairment of leasehold improvements due to the relocation of a facility.
(3) $(4.0) million insurance recovery related to a voluntary recall of vegetable products in North America which was announced in the fourth quarter of 2019.
(4) $2.8 million impairment of equity investment related to our 10% equity ownership interest in Three Limes, Inc., d/b/a The Purple Carrot. This investment was sold in the second quarter of 2019.

4. Income Taxes

In connection with a current examination of the tax returns in two foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing aggregating approximately $159.5 million (including interest and penalties) for tax years 2012 through 2016.  We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities as we believe that the proposed adjustments are without technical merit. We will continue to vigorously contest the adjustments and expect to exhaust all administrative and judicial remedies necessary to resolve the matters, which could be a lengthy process.   We regularly assess the likelihood of adverse outcomes resulting from examinations such as these to determine the adequacy of our tax reserves. Accordingly, we have not accrued any additional amounts based upon the proposed adjustments. There can be no assurance that these matters will be resolved in our favor, and an adverse outcome of either matter, or any future tax examinations involving similar assertions, could have a material effect on our financial condition, results of operations and cash flows.

Provision for income taxes was $0.3 million for the first quarter of 2020 compared to $8.6 million for the first quarter of 2019. The decrease in the provision for income taxes of $8.3 million is primarily due to lower earnings in certain taxable jurisdictions. The tax provision for the first quarter of 2020 also includes a $1.7 million benefit relating to the NOL carryback provision of the Coronavirus Aid, Relief and Economic Security Act (CARES) Act, which was enacted on March 27, 2020.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

5.  Allowance for Credit Losses

We estimate expected credit losses on our trade receivables and financing receivables in accordance with Accounting Standards Codification ("ASC") 326 - Financial Instruments - Credit Losses. We adopted this accounting standard on the first day of our 2020 fiscal year using a modified-retrospective approach. As a result, the consolidated financial statements for 2020 are presented under the new standard, while the comparative prior year period is not adjusted and continues to be reported in accordance with our historical accounting policy.

Trade Receivables

Trade receivables as of March 27, 2020 were $403.1 million, net of an allowance of $22.7 million. Our allowance for trade receivables consists of two components: a $9.7 million allowance for credit losses and a $13.0 million allowance for customer claims accounted for under the scope of ASC 606 - Revenue Recognition.

As a result of our robust credit monitoring practices, the industry in which we operate, and the nature of our customer base, the credit losses associated with our trade receivables have historically been insignificant in comparison to our annual net sales. We measure the allowance for credit losses on trade receivables on a collective (pool) basis when similar risk characteristics exist. We generally pool our trade receivables based on the geographic region or country to which the receivables relate. Receivables that do not share similar risk characteristics are evaluated for collectibility on an individual basis.

Our historical credit loss experience provides the basis for our estimation of expected credit losses. We generally use a three-year average annual loss rate as a starting point for our estimation, and make adjustments to the historical loss rate to account for differences in current conditions impacting the collectibility of our receivable pools. We generally monitor macroeconomic indicators to assess whether adjustments are necessary to reflect current conditions.

The table below presents a rollforward of our trade receivable allowance for credit losses for the quarter ended March 27, 2020.

Quarter ended
Trade Receivables	March 27, 2020
Allowance for credit losses:
Balance, beginning of period(1)	$8.9
Provision for uncollectible amounts(2)	0.8
Deductions to allowance related to write-offs	—
Recoveries of amounts previously written off	—
Balance, end of period	$9.7

(1) Beginning balance includes $1.0 million increase reflecting the impact of our adoption of ASC 326 on the first day of fiscal 2020. See Note 2. "Recently Issued Accounting Pronouncements" for additional information.

(2) Provision for the quarter ended March 27, 2020 includes $0.2 million of estimated trade receivable credit losses relating to our foodservice customer base as a direct result of the COVID-19 pandemic. Given the recent developments surrounding the pandemic, including the government imposed mandatory closures and social distancing initiatives, we revised our receivable pools to separately identify our foodservice customers and judgmentally adjusted our historical loss rates to account for the current circumstances which are negatively impacting their financial condition. While the provision included in our operating results reflects our best estimate as of March 27, 2020, there are significant uncertainties about what the effects of the COVID-19 pandemic will ultimately be.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

5.  Allowance for Credit Losses (continued)

Financing Receivables

Financing receivables are included in other accounts receivable, net on our Consolidated Balance Sheets and are recognized at amortized cost less an allowance for estimated credit losses. Financing receivables include seasonal advances to growers and suppliers, which are usually short-term in nature, and other financing receivables.

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

We measure the allowance for credit losses on advances to suppliers and growers on a collective (pool) basis when similar risk characteristics exist. We generally pool our advances based on the country to which they relate, and further disaggregate them based on their current or past-due status. We generally consider an advance to a grower to be past due when the advance is not fully paid within the respective growing season. The allowance for advances to growers and suppliers that do not share similar risk characteristics are determined on a case-by-case basis depending on the expected production for the season and other contributing factors. The advances are typically collateralized by property liens and pledges of the respective season’s produce. Occasionally, we agree to a payment plan with these growers or take steps to recover the advance via established collateral. We may write-off uncollectible financing receivables after our collection efforts are exhausted. Historically, our credit losses associated with our advances to suppliers and growers has not been significant.

Our historical credit loss experience provides the basis for our estimation of expected credit losses. We generally use a three-year average annual loss rate as a starting point for our estimation, and make adjustments to the historical loss rate to account for differences in current or expected future conditions. We generally monitor macroeconomic indicators as well as other factors which may impact the collectibility of the advances, including unfavorable weather conditions and crop diseases, when assessing whether adjustments to the historical loss rate are necessary.

The following table details the advances to growers and suppliers based on their credit risk profile (U.S. dollars in millions):

	March 27, 2020		December 27, 2019
	Current Status	Past-Due	Current Status	Past-Due
Gross advances to growers and suppliers	$35.8	$5.6	$33.8	$8.3

The allowance for advances to growers and suppliers and the related financing receivables for the quarters ended March 27, 2020 and March 29, 2019 were as follows (U.S. dollars in millions):

	Quarter ended
	March 27, 2020	March 29, 2019
Allowance for advances to growers and suppliers:
Balance, beginning of period(1)	$2.3	$2.8
Provision for uncollectible amounts	(0.1)	—
Deductions to allowance related to write-offs	(0.1)	—
Balance, end of period	$2.1	$2.8

(1) Beginning balance includes $0.2 million increase reflecting the impact of our adoption of ASC 326 on the first day of fiscal 2020. See Note 2. "Recently Issued Accounting Pronouncements" for additional information.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

6.  Share-Based Compensation

Our shareholders approved and ratified the 2014 Omnibus Share Incentive Plan (the “2014 Plan”), which allows us to grant equity-based compensation awards, including stock options, restricted stock awards and restricted stock units including performance stock units. We disclosed the significant terms of the 2014 Plan and prior plans in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 27, 2019.

Stock-based compensation expense related to stock options, restricted stock awards ("RSAs"), restricted stock units ("RSUs") and performance stock units ("PSUs") is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and is comprised as follows (U.S. dollars in millions):

	Quarter ended
	March 27, 2020	March 29, 2019
RSUs/PSUs	2.3	3.3
RSAs	0.3	0.9
Total	$2.6	$4.2

We received no proceeds from the exercise of stock-based options for the quarter ended March 27, 2020 and $0.2 million for the quarter ended March 29, 2019.

Restricted Stock Awards

A share of restricted stock is one of our ordinary shares that has restrictions on transferability until certain vesting conditions are met.

For RSAs awarded under the 2014 Plan, 50% of each award of our restricted stock vested on the date it was granted. The remaining 50% of each award vests upon the six-month anniversary of the date on which the recipient ceases to serve as a member of our Board of Directors. Restricted stock awarded during the quarters ended March 27, 2020 and March 29, 2019 allow directors to retain all of their awards once they cease to serve as a member of our Board of Directors and is considered a nonsubstantive service condition in accordance with the guidance provided by ASC 718 on “Compensation – Stock Compensation.”  Accordingly, we recognize compensation cost immediately for restricted stock awards granted to non-management members of the Board of Directors.

The following table lists RSAs awarded under the 2014 plan for the quarters ended March 27, 2020 and March 29, 2019:

Date of award	Shares of restricted stock awarded	Price per share
January 2, 2020	7,374	$34.42
January 2, 2019	30,891	$28.32

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

The following table lists the various RSUs and PSUs awarded under the 2014 Plan for the quarters ended March 27, 2020 and March 29, 2019 (U.S. dollars in millions, except share and per share data):

Date of Award	Type of award	Units awarded	Price per share
For the quarter ended March 27, 2020
March 23, 2020	RSU	2,500	$33.53
March 2, 2020	PSU	86,954	28.74
March 2, 2020	RSU	161,093	28.74
For the quarter ended March 29, 2019
March 25, 2019	RSU	5,000	$26.55
February 20, 2019	PSU	85,000	27.71
February 20, 2019	RSU	133,750	27.71

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

7.  Inventories, net

Inventories consisted of the following (U.S. dollars in millions):

	March 27, 2020	December 27, 2019
Finished goods	$234.2	$203.5
Raw materials and packaging supplies	149.7	155.8
Growing crops	175.9	192.5
Total inventories, net	$559.8	$551.8

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

8.  Debt and Finance Lease Obligations

The following is a summary of long-term debt and finance lease obligations (U.S. dollars in millions):

	March 27, 2020	December 27, 2019
Senior unsecured revolving credit facility (see Credit Facility below)	$598.4	$586.6
Finance lease obligations	0.5	0.5
Total debt and finance lease obligations	598.9	587.1
Less: Current maturities	(0.3)	(0.3)
Long-term debt and finance lease obligations	$598.6	$586.8

Credit Facility

On October 1, 2019, we entered into a Second Amended and Restated Credit Agreement (as amended, the “Second A&R Credit Agreement”) with Bank of America, N.A. as administrative agent and BofA Securities, Inc. as sole lead arranger and sole bookrunner and certain other lenders. The Second A&R Credit Agreement provides for a five-year, $1.1 billion syndicated senior unsecured revolving credit facility maturing on October 1, 2024 (the “Revolving Credit Facility”), which replaced our Prior Credit Facility entered into on April 16, 2015, which was scheduled to expire on April 15, 2020. As a result, we reclassified our current maturing debt to long-term. Certain of our direct and indirect subsidiaries have guaranteed the obligations under the Second A&R Credit Agreement.

Amounts borrowed under the Revolving Credit Facility accrue interest, at our election, at either (i) the Eurocurrency Rate (as defined in the Second A&R Credit Agreement) plus a margin that ranges from 1.0% to 1.5% or (ii) the Base Rate (as defined in the Second A&R Credit Agreement) plus a margin that ranges from 0% to 0.5%, in each case based on our Consolidated Leverage Ratio (as defined in the Second A&R Credit Agreement). The Second A&R Credit Agreement revised the interest rate grid to provide for five pricing levels for interest rate margins, as compared to three pricing levels in the prior credit facility.

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

Debt issuance costs of $2.2 million and $2.3 million are included in other noncurrent assets on our Consolidated Balance Sheets as of March 27, 2020 and December 27, 2019, respectively.

We have a renewable 364-day, $25.0 million commercial stand-by letter of credit facility with Rabobank Nederland.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

8.  Debt and Finance Lease Obligations (continued)

The following is a summary of the material terms of the Credit Facility and other working capital facilities at March 27, 2020 (U.S. dollars in millions):

	Term	Maturity date	Interest rate	Borrowing limit	Available borrowings
Bank of America credit facility	5 years	October 1, 2024	2.95%	$1,100.0	$501.6
Rabobank letter of credit facility	364 days	June 17, 2020	Varies	25.0	13.6
Other working capital facilities	Varies	Varies	Varies	20.9	11.1
				$1,145.9	$526.3

The current margin for LIBOR advances is 1.375%. We intend to use funds borrowed under the Revolving Credit Facility from time to time for general corporate purposes, working capital, capital expenditures and other investment opportunities.

The Second A&R Credit Agreement requires us to comply with financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers. As of March 27, 2020, we were in compliance with all of the covenants contained in the Second A&R Credit Agreement. The Revolving Credit Facility is unsecured and is guaranteed by certain of our subsidiaries. The Revolving Credit Facility permits borrowings under the revolving commitment with an interest rate determined based on our leverage ratio and spread over LIBOR. In addition, we pay a fee on unused commitments.

As of March 27, 2020, we applied $11.4 million to letters of credit under the Rabobank Nederland and Bank of America revolving credit facilities, in respect of certain contingent obligations and other governmental agency guarantees, combined with guarantees for purchases of raw materials and equipment and other trade related letters of credit. We also had $17.9 million in other letters of credit and bank guarantees not included in the Rabobank letter of credit or Bank of America revolving credit facilities.

During 2018, we entered into interest rate swaps in order to hedge the risk of the fluctuation on future interest payments related to our variable rate LIBOR-based borrowings from our Revolving Credit Facility. Refer to Note 13, “Derivative Financial Instruments”.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

9.  Commitments and Contingencies

During the fourth quarter of 2019, our Mann Packing business voluntarily recalled a series of vegetable products sold to select customers in the United States and Canada primarily in our fresh and value-added products segment. The voluntary recall had a negative effect on net sales, primarily of fresh-cut vegetables, and also resulted in approximately $6.0 million of customer claims and customer-related charges during the fourth quarter of 2019. In the quarter ended March 27, 2020, we recorded an insurance recovery of $4.0 million related to this product recall, presented in asset impairment and other (credits) charges, net, in our Consolidated Statement of Operations.

Kunia Well Site

In 1980, elevated levels of certain chemicals were detected in the soil and ground-water at a plantation leased by one of our U.S. subsidiaries in Honolulu, Hawaii (the “Kunia Well Site”). In 2005, our subsidiary signed a Consent Decree ("Consent Decree") with the Environmental Protection Agency ("EPA") for the performance of the clean-up work for the Kunia Well Site. Based on findings from remedial investigations, our subsidiary continues to evaluate with the EPA the clean-up work currently in progress in accordance with the Consent Decree.

The estimates associated with the clean-up costs are between $13.2 million and $28.7 million. The estimate on which our accrual is based totals $13.2 million. As of March 27, 2020, $12.9 million was included in other noncurrent liabilities and $0.3 million included in accounts payable and accrued expenses in our Consolidated Balance Sheets for the Kunia Well Site clean-up. We expect to expend approximately $0.4 million in 2020, $1.1 million in 2021 and $0.9 million in each of the years 2022, 2023 and 2024.

California Air Resource Board

On June 8, 2018, the California Air Resource Board (“CARB”) issued a Notice of Violation (“NOV”) to the Company regarding violations of certain California anti-air pollution regulations by ships that were subject to a time charter by the Company from Star Reefers Pool, Inc. (“Star”), an unrelated non-U.S. third party.  In accordance with the terms of the time charter, Star was contractually required to maintain compliance with the CARB requirements, Star’s personnel managed the relevant vessels, Star supplied the crew and Star maintained at all times possession and control of their ships. Pursuant to the terms of the charter agreement, the Company had the temporary right to have its goods loaded and conveyed and made available at the relevant California berth equipment necessary for Star’s compliance with the CARB regulations.  Since receiving the NOV, the Company has sought to enforce its contractual rights to have Star engage with CARB regarding potential liability and resolve any open violations.  The Company ultimately terminated its commercial relationship with Star.  While a formal complaint by CARB has not been filed, several tolling agreements have been executed and the Company is discussing a settlement of the allegations with CARB directly as liability under the regulations is considered joint and several.  The Company has fully cooperated with and assisted CARB in its audits for alleged violations over 2015-2019. During the quarter ended March 27, 2020, the Company recognized a $1.3 million contingent reserve with respect to this matter.

Business Litigation

On March 14, 2019, we settled a business transaction litigation matter for $17.0 million in our favor. The settlement resulted in a gain of approximately $16.0 million, net of $1.0 million related to other miscellaneous expenses and is included in other income, net in the quarter ended March 29, 2019 on our Consolidated Statements of Operations.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

10.  Earnings Per Share

Basic and diluted net income per ordinary share is calculated as follows (U.S. dollars in millions, except share and per share data):

	Quarter ended
	March 27, 2020	March 29, 2019
Numerator:
Net income attributable to Fresh Del Monte Produce Inc.	$13.0	$36.1

Denominator:
Weighted average number of ordinary shares - Basic	48,011,398	48,547,698
Effect of dilutive securities - share-based awards	141,567	204,464
Weighted average number of ordinary shares - Diluted	48,152,965	48,752,162

Antidilutive awards (1)	178,245	303,834

Net income per ordinary share attributable to Fresh Del Monte Produce Inc.:
Basic	$0.27	$0.74
Diluted	$0.27	$0.74

(1)	Certain unvested RSUs and PSUs are not included in the calculation of net income per ordinary share because the effect would have been antidilutive.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

11.  Retirement and Other Employee Benefits

The following table sets forth the net periodic benefit costs of our defined benefit pension plans and post-retirement benefit plans (U.S. dollars in millions):

	Quarter ended
	March 27, 2020	March 29, 2019
Service cost	$1.6	$1.4
Interest cost	1.5	1.7
Expected return on assets	(0.6)	(0.8)
Amortization of net actuarial loss	0.3	0.1
Net periodic benefit costs	$2.8	$2.4

We provide certain other retirement benefits to certain employees who are not U.S.-based and are not included above. Generally, benefits under these programs are based on an employee’s length of service and level of compensation. These programs are immaterial to our consolidated financial statements. The net periodic benefit costs related to other non-U.S.-based plans is $0.8 million for the quarters ended March 27, 2020 and March 29, 2019.

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

Our operations are organized into two reportable segments that represent our primary businesses and one reportable segment that represents our ancillary businesses.

•
Fresh and value-added products - includes pineapples, melons, non-tropical fruit (including grapes, apples, citrus, blueberries, strawberries, pears, peaches, plums, nectarines, cherries and kiwis), other fruit and vegetables, avocados, fresh-cut fruit and vegetables, prepared fruit and vegetables, juices, other beverages, prepared meals and snacks.

•	Banana

•	Other products and services - includes our ancillary businesses consisting of sales of poultry and meat products, a plastic product business, and third-party freight services

We evaluate performance based on several factors, of which net sales and gross profit by product are the primary financial measures (U.S. dollars in millions):

	Quarter ended
	March 27, 2020		March 29, 2019
Segments:	Net Sales	Gross Profit	Net Sales	Gross Profit
Fresh and value-added products	$660.9	$42.5	$690.0	$61.5
Banana	427.0	24.5	431.5	34.7
Other products and services	30.1	1.5	32.7	(1.1)
Totals	$1,118.0	$68.5	$1,154.2	$95.1

	Quarter ended
Net Sales by geographic region:	March 27, 2020	March 29, 2019
North America	$705.6	$748.8
Europe	171.2	171.3
Asia	113.1	120.7
Middle East	112.4	97.8
Other	15.7	15.6
Totals	$1,118.0	$1,154.2

Our segment data disclosures for the quarter ended March 29, 2019 have been adjusted to reflect a reclassification of cost of products sold between our banana and fresh and value-added products segments as the result of a refinement in our overhead cost allocation methodology. This reclassification resulted in an increase to our banana segment gross profit of $1.3 million for the quarter ended March 29, 2019, and a corresponding decrease in our fresh and value-added products segment gross profit. On a full year basis for the year ended December 27, 2019, the reclassification results in an increase to our banana segment gross profit and corresponding decrease to our fresh and value-added products segment gross profit of $5.6 million and will be reflected accordingly in our future filings with the SEC.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

12.  Business Segment Data (continued)

Our segment data disclosures for the quarter ended March 29, 2019 also reflect the impact of a reclassification adjustment to correct the presentation of payroll and payroll-related costs associated with our sales personnel from cost of products sold to selling, general, and administrative expenses. The reclassification adjustment resulted in an increase of $0.5 million to gross profit in our banana segment and an increase of $1.3 million to gross profit in our fresh and value-added products segment for the quarter ended March 29, 2019. For the full year ended December 27, 2019, the adjustment results in an increase to our banana segment gross profit of $1.6 million, and an increase of $4.2 million to our fresh and value-added products segment gross profit. Refer to Note 1. "General" for further information regarding this adjustment.

The following table indicates our net sales by product and the percentage of the total:

	Quarter ended
	March 27, 2020		March 29, 2019
Fresh and value-added products:
Fresh-cut fruit	117.7	11%	117.6	10%
Fresh-cut vegetables	102.9	9%	118.7	11%
Gold pineapples	102.1	9%	111.3	10%
Avocados	93.5	8%	88.6	8%
Non-tropical fruit	62.4	6%	61.4	5%
Prepared foods	64.5	6%	70.4	6%
Melons	43.9	4%	44.7	4%
Tomatoes	13.6	1%	13.5	1%
Vegetables	39.3	3%	41.5	3%
Other fruit and vegetables	21.0	2%	22.3	2%
Total fresh and value-added products	$660.9	59%	$690.0	60%
Banana	427.0	38%	431.5	37%
Other products and services	30.1	3%	32.7	3%
Totals	$1,118.0	100%	$1,154.2	100%

13.  Derivative Financial Instruments

Our derivative financial instruments reduce our exposure to fluctuations in foreign exchange rates, variable interest rates and bunker fuel prices. We predominantly designate our derivative financial instruments as cash flow hedges.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

13.  Derivative Financial Instruments (continued)

Certain of our derivative instruments contain provisions that require the current credit relationship between us and our counterparty to be maintained throughout the term of the derivative instruments. If that credit relationship changes, certain provisions could be triggered, and the counterparty could request immediate collateralization of derivative instruments in net liability position above a certain threshold. The aggregate fair value of all derivative instruments with a credit-risk-related contingent feature that are in a liability position on March 27, 2020 is $65.6 million. As of March 27, 2020, no triggering event has occurred and thus we are not required to post collateral.

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

Foreign Currency Hedges

We are exposed to fluctuations in currency exchange rates against the U.S. dollar on our results of operations and financial condition, and we mitigate that exposure by entering into foreign currency forward contracts. Certain of our subsidiaries periodically enter into foreign currency forward contracts in order to hedge portions of forecasted sales or cost of sales denominated in foreign currencies, which generally mature within one year. Our foreign currency hedges were entered into for the purpose of hedging portions of our 2020 foreign currency exposure.

The foreign currency forward contracts qualifying as cash flow hedges were designated as single-purpose cash flow hedges of forecasted cash flows.

We had the following outstanding foreign currency forward contracts as of March 27, 2020 (in millions):

Foreign currency contracts qualifying as cash flow hedges:	Notional amount
Euro	EUR	183.6
British pound	GBP	25.3
Japanese yen	JPY	4,976.0
Chilean peso	CLP	2,915.7
Korean won	KRW	18,535.0

Bunker Fuel Hedges

We are exposed to fluctuations in bunker fuel prices on our results of operations and financial condition, and we mitigate that exposure by entering into bunker fuel swap agreements, which permit us to lock in bunker fuel prices. During the quarter ended March 27, 2020, one of our subsidiaries entered into bunker fuel swap agreements in order to hedge portions of our fuel costs incurred by our owned and chartered vessels throughout 2020 and 2021. We designated our bunker fuel swap agreements as cash flow hedges.

We had the following outstanding bunker fuel swap contracts as of March 27, 2020:

Bunker fuel swap contracts qualifying as cash flow hedges:	Notional amount
0.5% U.S. Gulf Coast	298,438	barrels
3% U.S. Gulf Coast	95,413	metric tons
0.5% Singapore	48,087	metric tons

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

Gains or losses on interest rate swaps are recorded in other comprehensive income and will be subsequently reclassified into earnings as interest expense as the interest expense on debt is recognized in earnings. At March 27, 2020, the notional value of interest rate contracts outstanding was $400.0 million, $200.0 million maturing in 2024 and the remaining $200.0 million maturing in 2028. Refer to Note 8, “Debt and Finance Lease Obligations.”

The following table reflects the fair values of derivative instruments, which are designated as level 2 in the fair value hierarchy, as of March 27, 2020 and December 27, 2019 (U.S. dollars in millions):

	Derivatives designated as hedging instruments (1)
	Foreign exchange contracts		Bunker fuel swaps		Interest rate swaps		Total
Balance Sheet location:	March 27, 2020	December 27, 2019	March 27, 2020	December 27, 2019	March 27, 2020	December 27, 2019	March 27, 2020		December 27, 2019
Asset derivatives:
Prepaid expenses and other current assets	$2.6	$1.7	$—	$—	$—	$—	$2.6	(2)	$1.7
Total asset derivatives	$2.6	$1.7	$—	$—	$—	$—	$2.6		$1.7

Liability derivatives:
Accounts payable and accrued expenses	$2.5	$0.7	$3.9	$—	$—	$—	$6.4	(2)	$0.7
Other long-term liabilities	—	—	4.4	—	54.8	30.3	59.2	(2)	30.3
Total liability derivatives	$2.5	$0.7	$8.3	$—	$54.8	$30.3	$65.6		$31.0

(1) See Note 14, "Fair Value Measurements", for fair value disclosures.
(2) We expect that $3.8 million of the net fair value of hedges recognized as a net loss in accumulated other comprehensive income ("AOCI") will be transferred to earnings during the next 12 months and the remaining net loss of $59.2 million over a period of 8 years, along with the earnings effect of the related forecasted transactions.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

13.  Derivative Financial Instruments (continued)

The following table reflects the effect of derivative instruments on the Consolidated Statements of Operations for the quarters ended March 27, 2020 and March 29, 2019 (U.S. dollars in millions):

Derivatives in cash flow hedging relationships	Amount of gain (loss) recognized in other comprehensive income on derivatives (effective portion)		Location of (loss) gain reclassified from AOCI into income (effective portion)	Amount of gain (loss) reclassified from AOCI into income (effective portion)
	Quarter ended			Quarter ended
	March 27, 2020	March 29, 2019		March 27, 2020	March 29, 2019
Foreign exchange contracts	$(1.1)	$3.3	Net sales	$1.0	$0.9
Foreign exchange contracts	0.2	0.6	Cost of products sold	0.6	—
Bunker fuel swaps	(8.3)	—	Cost of products sold	—	—
Interest rate swaps, net of tax	(21.3)	(9.2)	Interest expense	(1.2)	(0.4)
Total	$(30.5)	$(5.3)		$0.4	$0.5

14.  Fair Value Measurements

Fair Value of Derivative Instruments

Our derivative assets or liabilities include foreign exchange, bunker fuel and interest rate derivatives that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk as well as an evaluation of our counterparties' credit risks. We use an income approach to value our outstanding foreign currency, interest rate and bunker fuel hedges, which consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contract using current market information as of the measurement date such as foreign currency and bunker fuel spot rates, forward rates and interest rates.  Additionally, we include an element of default risk based on observable inputs into the fair value calculation. Based on these inputs, the derivative assets or liabilities are classified within Level 2 of the valuation hierarchy.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

14.  Fair Value Measurements (continued)

The following table provides a summary of the fair values of our derivative financial instruments measured on a recurring basis under the ASC on “Fair Value Measurements and Disclosures” (U.S. dollars in millions):

Fair value measurements
	Foreign currency forward contracts, net asset		Bunker fuel contracts, net liability		Interest rate contracts, net liability
	March 27, 2020	December 27, 2019	March 27, 2020	December 27, 2019	March 27, 2020	December 27, 2019
Quoted prices in active markets for identical assets (Level 1)	$—	$—	$—	$—	$—	$—
Significant observable inputs (Level 2)	0.1	1.0	(8.3)	—	(54.8)	(30.3)
Significant unobservable inputs (Level 3)	—	—	—	—	—	—

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

Long-term debt: The carrying value of our long-term debt reported in the Consolidated Balance Sheets approximates their fair value since they bear interest at variable rates which contain an element of default risk.  The fair value of our long-term debt is estimated using Level 2 inputs based on quoted prices for those or similar instruments. Refer to Note 8, “Debt and Finance Lease Obligations.”

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

14.  Fair Value Measurements (continued)

Fair Value of Non-Financial Assets

The fair value of the banana reporting unit's goodwill and the prepared food reporting unit's goodwill and remaining trade names and trademarks are highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets. We disclosed the sensitivity related to the banana reporting unit's goodwill and the prepared food reporting unit's trade names and trademarks in our notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 27, 2019.

As of March 27, 2020, $7.6 million of property, plant and equipment met the criteria of assets held for sale: $5.1 million are related to vacant land located in the Kingdom of Saudi Arabia; the remaining $1.7 million and $0.8 million are farm land and associated assets in Chile and Nicaragua. These assets are recognized at the lower of cost or fair value less cost to sell.

During the first quarter of 2019, we recorded a $2.8 million impairment related to an equity investment. The fair value of this asset is classified as Level 3 in the fair value hierarchy due to the mix of unobservable inputs utilized.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

15.  Accumulated Other Comprehensive (Loss) Income

The following table includes the changes in accumulated other comprehensive (loss) income by component under the ASC on “Comprehensive Income” (U.S. dollars in millions):

	Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)
	Quarter ended March 27, 2020
	Changes in Fair Value of Effective Cash Flow Hedges		Foreign Currency Translation Adjustment		Retirement Benefit Adjustment	Total
Balance at December 27, 2019	$(25.5)		$(15.8)		$(24.1)	$(65.4)
Other comprehensive (loss) income before reclassifications	(30.1)	(3)	(4.5)	(2)	0.2	(34.4)
Amounts reclassified from accumulated other comprehensive (loss) income	(0.4)		—		0.3	(0.1)
Net current period other comprehensive (loss) income	(30.5)		(4.5)		0.5	(34.5)
Balance at March 27, 2020	$(56.0)		$(20.3)		$(23.6)	$(99.9)

	Quarter ended March 29, 2019
Balance at December 28, 2018	$(5.8)		$(14.9)		$(20.9)	$(41.6)
Other comprehensive (loss) before reclassifications	(3.6)	(3)	(0.8)	(2)	(0.2)	(4.6)
Amounts reclassified from accumulated other comprehensive (loss) income	(0.5)		—		0.1	(0.4)
Net current period other comprehensive (loss)	(4.1)		(0.8)		(0.1)	(5.0)
Balance at March 29, 2019	$(9.9)		$(15.7)		$(21.0)	$(46.6)

(1) All amounts are net of tax and noncontrolling interest.
(2) Includes a gain of $0.5 million and a loss of $1.5 million for the quarter ended March 27, 2020 and quarter ended March 29, 2019, respectively, on intra-entity foreign currency transactions that are of a long-term-investment nature.
(3) Includes a tax effect of $3.2 million and $1.2 million for the quarter ended March 27, 2020 and quarter ended March 29, 2019, respectively. Additionally, includes the bunker fuel swap contracts entered into in the first quarter of 2020. Refer to Note 13, “Derivative Financial Instruments”, for further information on our derivatives.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

15.  Accumulated Other Comprehensive (Loss) Income (continued)

The following table includes details about amounts reclassified from accumulated other comprehensive (loss) income by component
(U.S. dollars in millions):

	Amount reclassified from accumulated other comprehensive (loss) income
	March 27, 2020	March 29, 2019
Details about accumulated other comprehensive income (loss) components	Quarter ended	Quarter ended	Affected line item in the statement where net income is presented
Changes in fair value of effective cash flow hedges:
Foreign currency cash flow hedges	$(1.0)	$(0.9)	Net sales
Foreign currency cash flow hedges	(0.6)	—	Cost of products sold
Interest rate swaps	1.2	0.4	Interest expense
Total	$(0.4)	$(0.5)

Amortization of retirement benefits:
Actuarial losses	0.3	0.1	Other expense, net
Total	$0.3	$0.1

16.  Shareholders’ Equity

Our shareholders have authorized 50,000,000 preferred shares at $0.01 par value, of which none are issued or outstanding at March 27, 2020, and 200,000,000 ordinary shares at $0.01 par value, of which 47,833,237 are issued and outstanding at March 27, 2020.

On February 21, 2018, our Board of Directors approved a three-year stock repurchase program of up to $300.0 million of our ordinary shares. We have repurchased $45.3 million of ordinary shares, or 1,744,993 ordinary shares, under the aforementioned repurchase program and retired all the repurchased shares. As of March 27, 2020, we have a maximum dollar value of $254.7 million that we can purchase under the approved stock repurchase program.

The following is a summary of the dividends declared per share for the quarters ended March 27, 2020 and March 29, 2019:

Quarter ended
March 27, 2020		March 29, 2019
Dividend Date	Cash Dividend Declared, per Ordinary Share	Dividend Date	Cash Dividend Declared, per Ordinary Share
March 27, 2020	$0.100	March 29, 2019	$—

We paid $4.8 million in dividends in the quarter ended March 27, 2020 and no dividends were paid in the quarter ended March 29, 2019.

Subsequent to the quarter ended March 27, 2020, we repurchased 162,251 ordinary shares for $4.4 million with an average price per share of $26.84. Following such repurchases, we have temporarily suspended our share repurchase program. In addition, on April 28, 2020, our Board of Directors declared an interim cash dividend of five cents $0.05 per share, payable on June 5, 2020 to shareholders of record on May 13, 2020.

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

Our operations are organized into two reportable segments that represent our primary businesses and one reportable segment that represents our ancillary businesses:

•
Fresh and value-added products - includes pineapples, melons, non-tropical fruit (including grapes, apples, citrus, blueberries, strawberries, pears, peaches, plums, nectarines, cherries and kiwis), other fruit and vegetables, avocados, fresh-cut fruit and vegetables, prepared fruit and vegetables, juices, other beverages, prepared meals and snacks.

•	Banana

•	Other products and services - includes our ancillary businesses consisting of sales of poultry and meat products, a plastic product business, and third-party freight services

Our vision is to inspire healthy lifestyles through wholesome and convenient products. Our strategy is founded on six goals:

COVID-19 Pandemic Impact

In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This virus continues to spread globally and in March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. The COVID-19 pandemic began to have a material adverse impact on our results of operations in the quarter ended March 27, 2020, resulting in service cancellations and containers that were unable to clear at certain of our Chinese ports. As a result, we had to redirect our products to markets such as Japan, Korea, and Hong Kong which had a negative impact on our financial performance due to oversupply in these markets. Additionally, government imposed mandatory closures and restrictions across various of our key global markets have resulted in volatile supply and demand conditions, primarily of our higher price point products such as pineapples, avocados, and fresh-cut fruit and vegetables, as well as reduced demand in our foodservice distribution channel. Subsequent to the quarter ended March 27, 2020, some of our workers contracted the COVID-19 virus, which resulted in temporary facility closures, reduced production hours, increased cleaning and logistical costs, as well as an adverse impact on our net sales due to the perishability of our products. While we expect the COVID-19 pandemic to continue to negatively impact our operating results, the extent of the impact will depend on future developments, including the duration and spread of the pandemic and related government restrictions, all of which are uncertain and cannot be predicted.

In addition, we cannot predict whether future developments associated with the COVID-19 pandemic will materially adversely affect our long-term liquidity position. Subsequent to the quarter ended March 27, 2020, we began taking several steps to conserve our liquidity position including temporarily suspending our share repurchase program, reducing our interim cash dividend from ten cents ($0.10) per share in the first quarter of 2020 to five cents ($0.05) per share in the second quarter of 2020, and delaying certain of our planned capital expenditures to the second half of 2020.

Refer to the "Results of Operations" and “Liquidity and Capital Resources” sections below, as well as Part II. Item 1A, “Risk Factors” for further discussion.

Results of Operations

The following tables present for each of the periods indicated (i) net sales by geographic region and (ii) net sales and gross profit by segment, and in each case, the percentage of the total represented thereby (U.S. dollars in millions):

Net sales by geographic region:

	Quarter ended
Region	March 27, 2020		March 29, 2019
North America	$705.6	64%	$748.8	65%
Europe	171.2	15%	171.3	15%
Asia	113.1	10%	120.7	10%
Middle East	112.4	10%	97.8	9%
Other	15.7	1%	15.6	1%
Totals	$1,118.0	100%	$1,154.2	100%

Net sales and gross profit by segment:

	Quarter ended
	March 27, 2020				March 29, 2019
Segment	Net Sales		Gross Profit		Net Sales		Gross Profit
Fresh and value-added products	$660.9	59%	$42.5	62%	$690.0	60%	$61.5	65%
Banana	427.0	38%	24.5	36%	431.5	37%	34.7	36%
Other products and services	30.1	3%	1.5	2%	32.7	3%	(1.1)	(1)%
Totals	$1,118.0	100%	$68.5	100%	$1,154.2	100%	$95.1	100%

First Quarter 2020 Compared with First Quarter of 2019

Net Sales. Net sales for the first quarter of 2020 were $1,118.0 million compared with $1,154.2 million for the first quarter of 2019. The decrease in net sales of $36.2 million was attributable to lower net sales in all of our business segments. The COVID-19 pandemic has negatively impacted our net sales during the first quarter of 2020 by an estimated $27.0 million in our fresh and value-added products and banana segments, as compared to our original expectations for such segments. These negative impacts were primarily the result of volatile supply and demand conditions resulting from the pandemic, as well as reduced demand in our foodservice distribution channel due to government imposed mandatory closures and restrictions across various of our key global markets.

•
Fresh and value-added products - Net sales in the fresh and value-added products segment decreased $29.1 million, primarily as a result of lower net sales of fresh-cut vegetables, pineapples and meals and snacks, partially offset by higher net sales of avocados. As compared with our original expectations, the COVID-19 pandemic has negatively affected our net sales of fresh and value-added products by an estimated $21.0 million in the quarter ended March 27, 2020.

◦
Net sales of fresh-cut vegetables decreased due to the effect of the COVID-19 pandemic which resulted in the elimination of most of our foodservice business during the month of March. In addition, the impact of our voluntary product recall in the fourth quarter of 2019 continued to negatively impact our fresh-cut vegetable net sales during the quarter as volumes have not returned to pre-recall levels.

◦
Net sales of pineapples decreased primarily due to lower sales volumes in North America, Asia and Europe as a result of lower production in our Costa Rica and Philippines operations, primarily due to unfavorable growing conditions. Also contributing to the decrease in net sales was the impact of the COVID-19 pandemic which resulted in lower demand for pineapples across all of our regions. Partially offsetting this decrease were higher per unit sales prices in North America and Europe that resulted from lower supplies and higher sales volumes in the Middle East as a result of expanded sales to existing markets and additional shipments from our Kenya operation. Worldwide pineapple sales volume decreased 16% during the first quarter of 2020.

◦
Net sales of meals and snacks decreased principally due to product rationalization in our Mann Packing operations in North America which resulted in the discontinuance of low margin production combined with the impact of the COVID-19 pandemic and the continuing impact of the 2019 product recall.

◦
Net sales of avocados increased due to higher per unit sales prices in North America primarily as a result of lower industry supplies from Mexico and Chile. Also contributing to the increase in net sales were higher sales volumes and per unit prices in Asia primarily due to higher customer demand. Partially offsetting this increase were lower sales volumes in North America.

•
Banana - Net sales of bananas decreased by $4.5 million principally due to lower net sales in Asia, Europe and North America partially offset by higher net sales in the Middle East. We estimate that COVID-19 negatively affected our banana net sales by $6.0 million during the first quarter of 2020 when compared to our original expectations. Worldwide banana sales volume increased 1%.

◦	Asia banana net sales decreased primarily as a result of the closure of ports in China due to the COVID-19 pandemic combined with lower volumes from independent growers in the Philippines.

◦
Europe banana net sales decreased due to lower sales volumes and lower per unit sales prices primarily as a result of lower industry supplies during the beginning of the year and the effect of the COVID-19 pandemic which negatively affected demand during March.

◦
North America banana net sales decreased slightly due to lower sales volumes principally as a result of lower supplies from our Central America operations, partially offset by higher per unit sales prices.

◦
Middle East banana net sales increased due to higher sales volumes as a result of increased shipments from Latin America to new markets in the region. Partially offsetting this increase were slightly lower per unit sales prices.

Cost of Products Sold.  Cost of products sold was $1,049.5 million for the first quarter of 2020 compared with $1,059.1 million for the first quarter of 2019, a decrease of $9.6 million. The decrease was primarily attributable to lower sales volumes in our fresh and value-added products segment. Partially offsetting this decrease were (1) higher ocean freight costs, primarily higher third-party rates and fuel costs, (2) higher fruit costs, primarily due to lower yields in our Central America growing operations, (3) higher avocado procurement costs primarily due to industry shortages, and (4) approximately $8.0 million of inventory write-downs resulting from lower demand for certain of our products, primarily fresh-cut fruit and vegetables, pineapples, avocados and melons, as a result of reduced demand in our foodservice distribution channel and volatile supply and demand conditions caused by the COVID-19 pandemic.

Gross Profit. Gross profit was $68.5 million for the first quarter of 2020 compared with $95.1 million for the first quarter of 2019, a decrease of $26.6 million.  This decrease was attributable to lower gross profit in our fresh and value-added products and banana segments, partially offset by higher gross profit in our other products and services segment.

•
Fresh and value-added products - Gross profit in the fresh and value-added products segment decreased $19.0 million principally due to lower gross profit on fresh-cut vegetables, avocados and melons, partially offset by higher gross profit on prepared products.

◦
Gross profit on fresh-cut vegetables decreased primarily due to lower sales volumes in North America combined with higher costs, principally consisting of inventory write-downs related to the COVID-19 pandemic.

◦
Gross profit on avocados decreased primarily due to higher product procurement costs resulting from industry shortages combined with higher distribution and processing costs related to our new packing and sorting facility in Mexico. Also contributing to the decrease in gross profit were inventory write-downs as a result of the COVID-19 pandemic.

◦
Gross profit on melons decreased principally due to higher distribution and production costs combined with inventory write-downs associated with the COVID-19 pandemic. Also contributing to the decrease in gross profit were lower sales volumes in North America.

◦	Gross profit on prepared products increased due to lower production costs and higher sales volumes of canned pineapple products primarily as a result of increased customer demand.

•
Banana - Gross profit in the banana segment decreased $10.2 million primarily due to lower per unit selling prices in Europe, the Middle East and Asia. Also contributing to the decrease in gross profit were inventory write-downs related to the COVID-19 pandemic. Worldwide banana per unit sale prices decreased 2% and per unit costs increased 1%.

•	Other products and services - Gross profit in the other products and services segment increased $2.6 million principally due to higher selling prices and lower costs in our Jordanian poultry business.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $1.6 million from $54.3 million in the first quarter of 2019 to $52.7 million for the first quarter of 2020. The decrease was principally due to lower administrative expenses in the Middle East combined with lower advertising and promotional expenses in North America, primarily as a result of cost saving initiatives, partially offset by higher legal expenses.

Gain on Disposal of Property, Plant and Equipment, Net. The gain on disposal of property, plant and equipment, net, of $0.2 million during the first quarter of 2020 related primarily to the sale of surplus assets. The gain on disposal of property, plant and equipment during the first quarter of 2019 of $3.5 million related primarily to the sale of a refrigerated vessel and other surplus equipment.

Asset Impairment and Other (Credits) Charges, Net. Asset impairment and other (credits) charges, net, was $(1.8) million during the first quarter of 2020, as compared with $3.0 million during the first quarter of 2019.

Asset impairment and other (credits) charges, net, for the first quarter of 2020 were comprised of the following:

•	a $1.3 million reserve relating to a potential liability arising from our third-party logistics operation, principally related to the banana segment;

•	$0.9 million in asset impairment charges of leasehold improvements due to the relocation of a facility in California related to the fresh and value-added products segment; and

•	a $(4.0) million credit due to an insurance recovery related to the product recall from 2019 in the fresh and value-added products segment.

Asset impairment and other (credits) charges, net, for the first quarter of 2019 were comprised of the following:

•	$0.2 million in contract termination charges related to our decision to abandon certain low-yield areas in our banana operations in the Philippines; and

•	$2.8 million in asset impairment charges related to our equity investment in Three Limes, Inc. d/b/a/ The Purple Carrot ("Purple Carrot").

Operating Income. Operating income for the first quarter of 2020 decreased by $23.5 million from $41.3 million in the first quarter of 2019 to $17.8 million in the first quarter of 2020.  This decrease was due to lower gross profit and lower gains on disposal of property, plant and equipment, net, partially offset by lower selling, general and administrative expenses and lower asset impairment and other (credits) charges, net.

Interest Expense.  Interest expense was $5.4 million for the first quarter of 2020 as compared with $6.9 million for the first quarter of 2019. The decrease was due to lower interest rates combined with lower average loan balances.

Other Income, Net.  Other income, net, was $0.8 million for the first quarter of 2020 as compared to $11.3 million for the first quarter of 2019. The decrease in other income, net, of $10.5 million was principally attributable to a net gain of $16.7 million recorded during the first quarter of 2019 as a result of a business transaction litigation settlement, partially offset by foreign exchange gains during the first quarter of 2020 as compared with foreign exchange losses during the first quarter of 2019.

Provision for Income Taxes. Provision for income taxes was $0.3 million for the first quarter of 2020 compared to $8.6 million for the first quarter of 2019. The decrease in the provision for income taxes of $8.3 million is primarily due to lower earnings in certain taxable jurisdictions. The tax provision for the first quarter of 2020 also includes a $1.7 million benefit relating to the NOL carryback provision of the Coronavirus Aid, Relief and Economic Security Act (CARES) Act, which was enacted on March 27, 2020.

Liquidity and Capital Resources

We are a holding company with limited business operations of our own. Our only significant asset is 100% of the outstanding capital stock of our subsidiaries that directly or indirectly own all of our assets. We conduct all of our business operations through our subsidiaries. Accordingly, our only source of cash to pay our obligations, other than financings, depends primarily on the net earnings and cash flow generated by these subsidiaries.

Our primary sources of cash flow are net cash provided by operating activities and borrowings under our credit facility. Our primary uses of net cash flow are capital expenditures to increase and expand our product offerings and geographic reach, investments to increase our productivity and investments in businesses such as Mann Packing.

A summary of our cash flows is as follows:

	Quarter ended
	March 27, 2020	March 29, 2019
Summary cash flow information:
Net cash provided by (used in) operating activities	2.2	(7.2)
Net cash used in investing activities	(16.1)	(29.6)
Net cash provided by financing activities	0.2	35.2
Effect of exchange rate changes on cash	1.1	2.2
Net (decrease) increase in cash and cash equivalents	(12.6)	0.6
Cash and cash equivalents, beginning	33.3	21.3
Cash and cash equivalents, ending	20.7	21.9

Operating Activities

Net cash provided by operating activities was $2.2 million for the first three months of 2020 compared with net cash used in operating activities of $7.2 million for the first three months of 2019, an increase of $9.4 million. The increase was primarily attributable to higher balances of accounts payable and accrued expenses principally as a result of lower payments to suppliers due to timing. Partially offsetting this increase was lower net income combined with higher levels of inventory, accounts receivables, and prepaid expenses and other current assets.

At March 27, 2020, we had working capital of $499.1 million compared with $488.6 million at December 27, 2019, an increase of $10.5 million. The increase in working capital was principally attributable to higher levels of accounts receivables and inventory, primarily due to seasonal variations. Partially offsetting these decreases were higher levels of accounts payable and accrued expenses, primarily the result of lower payments to suppliers due to timing.

Investing Activities

Net cash used in investing activities for the first three months of 2020 was $16.1 million compared with $29.6 million for the first three months of 2019. Net cash used in investing activities for the first three months of 2020 consisted of capital expenditures of $16.6 million, partially offset by proceeds from sales of property, plant and equipment of $0.4 million and other investing activities of $0.1 million. Capital expenditures for the first three months of 2020 consisted primarily of expansion and improvements to our banana and pineapple operations in Central America; progress payments for the construction of six new refrigerated container ships; and expansion and improvements to fresh-cut facilities in North America, Europe and Asia. Proceeds from sale of property, plant and equipment for the first three months of 2020 consisted primarily of the sale of surplus assets.

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

Financing Activities

Net cash provided by financing activities for the first three months of 2020 was $0.2 million compared with $35.2 million for the first three months of 2019. Net cash provided by financing activities for the first three months of 2020 consisted of net borrowings on debt of $14.0 million, distributions to noncontrolling interest, net, of $0.8 million, share-based awards settled in cash for taxes of $0.4 million, dividends paid of $4.8 million and repurchase and retirement of ordinary shares of $7.8 million.

Net cash provided by financing activities for the first three months of 2019 consisted of net borrowings on debt of $35.6 million, proceeds from stock options exercised of $0.2 million and share-based awards settled in cash for taxes of $0.4 million, partially offset by distributions to noncontrolling interest, net, of $1.0 million.

Debt Instruments and Debt Service Requirements

On October 1, 2019, we and certain of our subsidiaries entered into a Second Amended and Restated Credit Agreement (the “Second A&R Credit Agreement”) with the financial institutions and other lenders named therein, including Bank of America, N.A. as administrative agent and BofA Securities, Inc. as sole lead arranger and sole bookrunner. The Second A&R Credit Agreement provides for a five-year, $1.1 billion syndicated senior unsecured revolving credit facility (the “Revolving Credit Facility”) maturing on October 1, 2024, which replaced our prior revolving credit facility, which had been scheduled to expire on April 15, 2020 (the “Prior Credit Facility"). Certain of our direct and indirect subsidiaries have guaranteed the obligations under the Second A&R Credit Agreement. We intend to use funds borrowed under the Second A&R Credit Agreement from time to time for general corporate purposes, working capital, capital expenditures and other investment opportunities.
Pursuant to the terms of the Second A&R Credit Agreement, amounts borrowed under the Revolving Credit Facility accrue interest, at our election, at either (i) the Eurocurrency Rate (as defined in the Second A&R Credit Agreement) plus a margin that ranges from 1.0% to 1.5% or (ii) the Base Rate (as defined in the Second A&R Credit Agreement) plus a margin that ranges from 0% to 0.5%, in each case based on our Consolidated Leverage Ratio (as defined in the Second A&R Credit Agreement). The Second A&R Credit Agreement revised the interest rate grid to provide for five pricing levels for interest rate margins, as compared to three pricing levels in the Prior Credit Facility. At March 27, 2020, we had borrowings of $598.4 million outstanding under the Revolving Credit Facility bearing interest at a per annum rate of 2.95%.  In addition, we pay an unused commitment fee.
The Second A&R Credit Agreement provides for an accordion feature that permits us, without the consent of the other lenders, to request that one or more lenders provide us with increases in revolving credit facility or term loans up to an aggregate of $300 million (“Incremental Increases”). The aggregate amount of Incremental Increases can be further increased to the extent that after giving effect to the proposed increase in revolving credit facility commitments or term loans, our Consolidated Leverage Ratio, on a pro forma basis, would not exceed 2.5 to 1. Our ability to request such increases in the Revolving Credit Facility or term loans is subject to its compliance with customary conditions set forth in the Second A&R Credit Agreement including compliance, on a pro forma basis, with the financial covenants and ratios set forth therein. Upon our request, each lender may decide, in its sole discretion, whether to increase all or a portion of its revolving credit facility commitment or provide term loans.

The Second A&R Credit Agreement requires us to comply with certain financial and other covenants. Specifically, the Second A&R Credit Agreement requires us to maintain a 1) Consolidated Leverage Ratio of not more than 3.50 to 1.00 at any time during any period of four consecutive fiscal quarters, subject to certain exceptions and 2) a minimum Consolidated Interest Coverage Ratio of not less than 2.25 to 1.00 as of the end of any fiscal quarter. Additionally, consistent with the prior credit agreement, the Second A&R Credit Agreement requires us to comply with certain other covenants, including limitations on capital expenditures, stock repurchases, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales, and mergers. However, certain of these covenants were revised under the Second A&R Credit Agreement, including 1) the restricted payments covenant which was revised to permit us to declare or pay cash dividends in any fiscal year up to an amount that does not exceed the greater of (i) an amount equal to the greater of (A) 50% of the Consolidated Net Income (as defined in the Second A&R Credit Agreement) for the immediately preceding fiscal year or (B) $25 million or (ii) the greatest amount which would not cause the Consolidated Leverage Ratio (determined on a pro forma basis) to exceed 3.25 to 1.00 and (2) the restricted payments covenant which was revised to provide an annual allowance for stock repurchases to be an amount not exceeding the greater of (i) $150 million in the aggregate or (ii) the amount that, after giving pro forma effect thereto and any related borrowings, will not cause the Consolidated Leverage Ratio to exceed 3.25 to 1.00. As of March 27, 2020, we were in compliance with all of the financial and other covenants contained in the Second A&R Credit Agreement.

We have a renewable 364-day, $25.0 million commercial and stand-by letter of credit facility with Rabobank Nederland.

At March 27, 2020, we had $526.3 million of borrowing availability under committed working capital facilities, primarily under the Revolving Credit Facility.  At March 27, 2020, we applied $11.4 million to letters of credit under the Rabobank Nederland and Bank of America revolving credit facilities, in respect of certain contingent obligations and other governmental agencies and purchases of equipment and raw material guarantees and other trade related letters of credit.  We also had $17.9 million in other letters of credit and bank guarantees not included in the Rabobank letter of credit or Bank of America revolving credit facilities.

While we believe that our cash on hand, borrowing capacity available under our Revolving Credit Facility, and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months, we cannot predict whether future developments associated with the COVID-19 pandemic will materially adversely affect our long-term liquidity position. Subsequent to the quarter ended March 27, 2020, we began taking several steps to conserve our liquidity position including temporarily suspending our share repurchase program, reducing our interim cash dividend from ten cents ($0.10) per share in the first quarter of 2020 to five cents ($0.05) per share in the second quarter of 2020, and delaying certain of our planned capital expenditures to the second half of 2020. Our liquidity assumptions, the adequacy of our available funding sources, and our ability to meet our Credit Facility covenants are dependent on many additional factors, including those set forth in Part II. Item 1A, “Risk Factors” of this quarterly report Form 10-Q.

Contractual Obligations

As of March 27, 2020, there were no other material changes in commitments under contractual obligations, compared to the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 27, 2019.

Fair Value Measurements

We are exposed to fluctuations in currency exchange rates against the U.S. dollar on our results of operations and financial condition and we mitigate that exposure by entering into foreign currency forward contracts. Certain of our subsidiaries periodically enter into foreign currency forward contracts in order to hedge portions of forecasted sales or cost of sales denominated in foreign currencies with forward contracts and options, which generally expire within one year. The fair value of our derivatives related to our foreign currency cash flow hedges was in a net asset position of $0.1 million as of March 27, 2020 and $1.0 million as of December 27, 2019 due to relative strengthening or weakening of exchange rates when compared to contracted rates.

We are exposed to fluctuations in variable interest rates on our results of operations and financial condition, and we mitigate that exposure by entering into interest rate swaps, from time to time. During 2018, we entered into interest rate swaps in order to hedge the risk of the fluctuation on future interest payments related to a portion of our variable rate LIBOR-based borrowings through 2028. The fair value of the derivatives related to our interest rate swap cash flow hedges was in a net liability position of $54.8 million as of March 27, 2020 compared to $30.3 million as of December 27, 2019. The increase in our liability position is due to the relative weakening of variable interest rates when compared to our contracted rates.

We are exposed to fluctuations in bunker fuel prices on our results of operations and financial condition, and we mitigate that exposure by entering into bunker fuel swap agreements, which permit us to lock in bunker fuel prices. During the quarter ended March 27, 2020, one of our subsidiaries entered into bunker fuel swap agreements in order to hedge portions of our fuel costs incurred by our owned and chartered vessels throughout 2020 and 2021. The fair value of the derivatives related to our bunker fuel swap cash flow hedges was in a net liability position of $8.3 million as of March 27, 2020.

We enter into derivative instruments with counterparties that are highly rated and do not expect a deterioration of our counterparty’s credit ratings; however, the deterioration of our counterparty’s credit ratings would affect the Consolidated Financial Statements in the recognition of the fair value of the hedges that would be transferred to earnings as the contracts settle. We expect that a net loss of $3.8 million will be transferred to earnings during the next 12 months and the remaining net loss of $59.2 million over a period of 8 years, along with the earnings effect of the related forecasted transactions.

The fair value of the banana reporting unit's goodwill and the prepared food reporting unit's goodwill and remaining trade names and trademarks are highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets. We disclosed the sensitivity related to the banana reporting unit's goodwill and the prepared food reporting unit's goodwill and trade names and trademarks in our annual financial statements included in our Annual Report on Form 10-K for the year ended December 27, 2019. In the quarter ended March 27, 2020, we did not record impairment charges associated with these reporting units or trade names and trademarks, however we continue to monitor their performance.

Potential impairment exists if the fair value of a reporting unit to which goodwill has been allocated is less than the carrying value of the reporting unit. The amount of the impairment to recognize, if any, is calculated as the amount by which the carrying value of goodwill exceeds its implied fair value. Future changes in the estimates used to conduct our impairment review, including revenue projections, market values and changes in the discount rate used, could cause the analysis to indicate that our goodwill or trade names and trademarks are impaired in subsequent periods and result in a write-off of a portion or all of goodwill or trade names and trademarks. We cannot predict whether future developments associated with the pandemic will result in projected cash flows that lead to impairment of our goodwill or prepared foods trade names and trademarks.

Seasonality

Interim results are subject to significant variations and may not be indicative of the results of operations that may be expected for the entire 2020 fiscal year. See the information under the caption “Seasonality” provided in Item 1. Business, of our Annual Report on Form 10-K for the year ended December 27, 2019.

Forward-Looking Statements

This report, information included in future filings by us and information contained in written material, press releases and oral statements, issued by or on behalf of us contains, or may contain, statements that constitute forward-looking statements. In this report, these statements appear in a number of places and include statements regarding the intent, beliefs or current expectations of us or our officers (including statements preceded by, followed by or that include the words “believes”, “expects”, “anticipates” or similar expressions) with respect to various matters, including (i) the impact of the COVID-19 pandemic on our business and operating results, (ii) our expectations regarding volatility in the supply and demand for our products and reduced demand in our foodservice distribution channel and the resulting impact on our results of operations in the second quarter of 2020, (iii) our intended use of borrowed funds, (iv) our belief that our cash on hand, borrowing capacity available under our Revolving Credit Facility, and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months, (v) our expectations regarding our derivative instruments, including our counterparties’ credit ratings and the anticipated impacts on our financials, (vi) our expectations and estimates regarding certain legal, tax and accounting matters, (vii) our belief that certain proposed adjustments by taxing authorities’ are without merit and our ability to contest the adjustments, (viii) our expectations concerning the fair value of our interest rate swaps, bunker fuel, and foreign currency cash flow hedges, (ix) our expectations regarding estimated liabilities related to environmental cleanup, and (x) our plans and future performance. These forward-looking statements involve risks and uncertainties. Fresh Del Monte’s actual plans and performance may differ materially from those in the forward-looking statements as a result of various factors, including (i) the impact of the COVID-19 outbreak on our business, suppliers, customers, consumers, employees, and communities, (ii) disruptions or inefficiencies in our operations or supply chain, including any impact of the COVID-19 outbreak, (iii) the duration and spread of the pandemic and related government restrictions and our ability to maintain the safety of our workforce, (iv) our ability to successfully execute our plan to stabilize our core business, diversify our business and transform our business to a value-added business, (v) the impact of governmental trade restrictions, including adverse governmental regulation that may impact our ability to access certain markets such as uncertainty surrounding the withdrawal of the United Kingdom from the European Union (often referred as Brexit), including spillover effects to other Eurozone countries, (vi) our anticipated cash needs in light of our liquidity and the impact of COVID-19 on our liquidity, (vii) the continued ability of our distributors and suppliers to have access to sufficient liquidity to fund their operations, (viii) trends and other factors affecting our financial condition or results of operations from period to period, including changes in product mix, consumer preferences or consumer demand for branded products such as ours; anticipated price and expense levels; the impact of crop disease, such as vascular diseases, one of which is known as Tropical Race 4, or TR4 (also known as Panama Disease), which can destroy banana crops and was recently discovered in Latin America banana plantations, severe weather conditions, such as flooding, or natural disasters, such as earthquakes, on crop quality and yields and on our ability to grow, procure or export our products; our ability to improve our existing quarantine policies and other prevention strategies, as well as find contingency plans, to protect our and our suppliers’ banana crops from vascular diseases; disruptions or issues that impact our production facilities or complex logistics network; the impact of prices for petroleum-based products and packaging materials; and the availability of sufficient labor during peak growing and harvesting seasons, (ix) the impact of pricing and other actions by our competitors, particularly during periods of low consumer confidence and spending levels, (x) the impact of foreign currency fluctuations, (xi) our plans for expansion of our business (including through acquisitions) and cost savings, (xii) our ability to successfully integrate acquisitions into our operations, (xiii) the impact of impairment or other charges associated with exit activities, crop or facility damage or otherwise, (xiv) the timing and cost of resolution of pending and future legal and environmental proceedings or investigations, (xv) the impact of changes in tax accounting or tax laws (or interpretations thereof), and the impact of settlements of adjustments proposed by the Internal Revenue Service or other taxing authorities in connection with our tax audits, (xvi) the cost and other implications of changes in regulations applicable to our business, including potential legislative or regulatory initiatives in the United States or elsewhere directed at mitigating the effects of climate change, (xvii) damage to our reputation or brand names or negative publicity about our products, (xviii) exposure to product liability claims and associated regulatory and legal actions, product recalls, including the continuing impact of the 2019 Mann Packing product recall, or other legal proceedings relating to our business and (xix) our ability to successfully manage the risks associated with international operations. All forward-looking statements in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward- looking statements. Our plans and performance may also be affected by the factors described in Item 1A-“Risk Factors” in this report and our Annual Report on Form 10-K for the year ended December 27, 2019 along with other reports that we have on file with the Securities and Exchange Commission.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

Except as presented below, there have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K for the year ended December 27, 2019.

Our shipping operations expose us to the risk of rising fuel prices. To reduce the risk of rising fuel prices, we entered into bunker fuel swap agreements during the quarter ended March 27, 2020 that allow us to lock in fuel prices throughout 2020 and 2021. Bunker fuel swap agreements can offset increases in market fuel prices or can result in higher costs from declines in market fuel prices, but in either case reduce the volatility of changing fuel prices in our results. We designated our bunker fuel swap agreements as cash flow hedges.

A cash flow hedge requires that the change in the fair value of the derivative instrument be recognized in other comprehensive income, a component of shareholders’ equity, and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. The fair value of our bunker fuel swap cash flow hedges was a net liability of $8.3 million as of the quarter ended March 27, 2020. We expect that any decline in the fair value of these contracts would be offset by a decrease in the cost of underlying fuel purchases.
For more information, see Note 13.  "Derivative Financial Instruments" to the Consolidated Financial Statements included in Part I, Item 1. Financial Statements.

Item 4.        Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 27, 2020. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Such officers also confirm that there were no changes to our internal control over financial reporting during the quarter ended March 27, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

On June 8, 2018, the California Air Resource Board (“CARB”) issued a Notice of Violation (“NOV”) to the Company regarding violations of certain California anti-air pollution regulations by ships that were subject to a time charter by the Company from Star Reefers Pool, Inc. (“Star”), an unrelated non-U.S. third party.  In accordance with the terms of the time charter, Star was contractually required to maintain compliance with the CARB requirements, Star’s personnel managed the relevant vessels, Star supplied the crew and Star maintained at all times possession and control of their ships. Pursuant to the terms of the charter agreement, the Company had the temporary right to have its goods loaded and conveyed and made available at the relevant California berth equipment necessary for Star’s compliance with the CARB regulations.  Since receiving the NOV, the Company has sought to enforce its contractual rights to have Star engage with CARB regarding potential liability and resolve any open violations.  The Company ultimately terminated its commercial relationship with Star.  While a formal complaint by CARB has not been filed, several tolling agreements have been executed and the Company is discussing a settlement of the allegations with CARB directly as liability under the regulations is considered joint and several.  The Company has fully cooperated with and assisted CARB in its audits for alleged violations over 2015-2019. During the quarter ended March 27, 2020, the Company recognized a $1.3 million contingent reserve with respect to this matter.

For more information, see Note 9.  "Commitments and Contingencies" to the Consolidated Financial Statements included in Part I, Item 1. Financial Statements.

Item 1A.        Risk Factors

“Item 1A. Risk Factors” of our Form 10-K for the year ended December 27, 2019 includes a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K. Many of the following risks and uncertainties, as well as the risk factors contained in our Form 10-K are, and will be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result.

The recent COVID-19 pandemic and resulting worldwide economic conditions are adversely affecting, and will continue to adversely affect, our business operations, financial condition, results of operations, and cash flows.

In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This virus continues to spread globally and in March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. The COVID-19 pandemic began to have a material adverse impact on our results of operations in the quarter ended March 27, 2020, and we expect it to continue to adversely affect our business.

For example, in the first quarter of 2020, the COVID-19 pandemic resulted in service cancellations and containers that were unable to clear at certain of our Chinese ports. As a result, we had to redirect our products to markets such as Japan, Korea, and Hong Kong which adversely affected our results of operations due to oversupply in these markets. Additionally, government imposed mandatory closures and restrictions across various of our key global markets have resulted in volatile supply and demand conditions, primarily of our higher price point products such as pineapples, avocados, and fresh-cut fruit and vegetables as well as reduced demand in our foodservice distribution channel. As a result of these circumstances, the COVID-19 pandemic had a negative impact on net sales in the quarter ended March 27, 2020, resulting in an estimated $27.0 million in lost sales in our fresh and value-added products and banana segments, as compared to our original expectations for these segments. We also recorded $8.0 million in inventory write-downs resulting from the reduced demand for certain of our products in the quarter ended March 27, 2020, which are presented in cost of products sold in our Consolidated Statement of Operations. We expect that volatility in the supply and demand for our products and reduced demand in our foodservice distribution channel will continue to adversely impact our results of operations in the second quarter of 2020. The extent of the impact of the COVID-19 pandemic on our financial performance, including our ability to execute our strategic initiatives, will depend on future developments, including the duration and spread of the pandemic and related government restrictions, all of which are uncertain and cannot be predicted. Additionally, if the COVID-19 pandemic results in a global recession, the negative impacts of the pandemic on our operating results may worsen or be prolonged.

In addition, our ability to continue to supply our products is highly dependent on our workforce which is a key component of our vertically integrated network, including our workers involved in the growing, harvesting, transportation and distribution of our products. Our ability to maintain the safety of our workforce may be significantly impacted by individuals contracting or being exposed to COVID-19, and our operations and financial results may be negatively affected as a result. While we are following the requirements of governmental authorities and taking additional preventative and protective measures to ensure the safety of our workforce, including implementing remote working arrangements across our administrative offices and varying procedures and protocols at various facilities, such as implementation of social distancing, thermal screenings, the use of protective screens and face masks, and imposing visitor and travel restrictions, we cannot be certain that these measures will be successful in ensuring the health of our workforce. For example, subsequent to the quarter ended March 27, 2020, some of our workers have contracted the COVID-19 virus, which resulted in temporary closures, reduced production hours, increased cleaning and logistical costs, as well as an adverse impact on our net sales due to the perishability of our products. Additional workforce disruptions of this nature may significantly impact our ability to maintain our operations and may adversely affect our financial results.

The COVID-19 pandemic may have an adverse impact on our liquidity and capital resources.

Our ability to meet our financial obligations will depend on our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, some of which are beyond our control. For example, with the recent COVID-19 pandemic, our operating results in the quarter ended March 27, 2020 were materially adversely impacted. While we believe that currently, our cash flows from operations and sources of funding, including available credit under our existing credit facilities, will sufficiently support our liquidity needs, we cannot predict whether future developments associated with the COVID-19 pandemic will materially adversely affect our long-term liquidity position. Subsequent to the quarter ended March 27, 2020, we began taking several steps to conserve our liquidity position including temporarily suspending our share repurchase program, reducing our interim cash dividend from ten cents ($0.10) per share in the first quarter of 2020 to five cents ($0.05) per share in the second quarter of 2020, and delaying certain of our planned capital expenditures to the second half of 2020. In the event of a sustained market deterioration, we may need additional liquidity which would require us to evaluate available alternative strategies such as selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital, strategies of which could be unsuccessful.

Additionally, our current credit facility imposes certain operating and financial restrictions on us. Our failure to comply with the obligations under this facility, including maintenance of financial ratios, could result in an event of default, which, if not cured or waived, would permit the lender to accelerate the indebtedness due under the facility. Given the uncertainty surrounding the pandemic, we cannot predict whether future developments associated with COVID-19 will result in noncompliance with our obligations under the facility.

If the COVID-19 pandemic results in a prolonged adverse impact on our operating results, our goodwill and other intangibles assets may be at risk of future impairment.

We review goodwill and other intangible assets for impairment on an annual basis or earlier if indicators for impairment are present. As disclosed in “Item 1A. Risk Factors” of our Form 10-K for the year ended December 27, 2019, the goodwill associated with our banana reporting unit and the goodwill and trade names and trademarks associated with our prepared food reporting unit are highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate their fair value.

The recent COVID-19 pandemic negatively impacted results in our banana and prepared foods reporting units in the quarter ended March 27, 2020, where actual cash flows were below the estimates included in our annual impairment test performed in the fourth quarter of 2019. Given the uncertainty surrounding the pandemic, we cannot predict whether future developments associated with COVID-19 will result in projected cash flows that lead to impairment of our goodwill or prepared foods trade names and trademarks. If incurred, future impairment of our goodwill and trade names and trademarks could have a material adverse effect on our financial condition and results of operations.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our purchases of ordinary shares during the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
December 28, 2019 through January 31, 2020	—	$—	—	$262,516,768
February 1, 2020 through February 29, 2020	116,054	$28.23	116,054	$259,240,564
March 1, 2020 through March 27, 2020	175,345	$25.87	175,345	$254,704,389
Total	291,399	$26.81	291,399	$254,704,389

(1)	For the quarter ended March 27, 2020, there were 291,399 ordinary shares repurchased and retired.

(2)	On February 21, 2018, our Board of Directors approved a three-year stock repurchase program of up to $300 million of our ordinary shares.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 5.        Other Information

On February 19, 2020, the independent directors of our Board of Directors approved the annual cash incentive award plan (“AIP”) for 2020 and the Long-Term Cash Incentive Plan (the “LTIP”) for the 2020-2022 performance period to our CEO on materially the same terms as described in our proxy statement filed with the Securities and Exchange Commission (the “SEC”) on March 19, 2020 (the “2020 Proxy Statement”). In addition, as previously described in the 2020 Proxy Statement, on February 18, 2020, the Compensation Committee approved revisions to our AIP and LTIP for our other executive officers to more closely link their pay with our overall performance. Specifically, the Compensation Committee (1) re-balanced the AIP for other executive officers to significantly shift the incentive to support Company financial goals and therefore (i) increased the target percentage of AIP earned based on company-wide financial metrics from 30% of target opportunity to 70% of target opportunity and (ii) decreased the percentage earned based on individual performance objectives from 70% of target opportunity to 30% of target opportunity base salary, (2) maintained target awards for the AIP for these other executive officers at 50% of the base salary, however, the maximum award was increased from 100% to 150% of target opportunity and (3) approved a modification to the NEO Long-Term Cash Incentive Plan for the 2020-2022 performance period to provide that such awards are similarly structured to the CEO’s long-term cash incentive program, and solely based on company-wide financial metrics and not individual goals.

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

***
Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 27, 2020 and December 27, 2019, (ii) Consolidated Statements of Operations for the quarters ended March 27, 2020 and March 29, 2019, (iii) Consolidated Statements of Comprehensive (Loss) Income for the quarters ended March 27, 2020 and March 29, 2019, (iv) Consolidated Statements of Cash Flows for the quarters ended March 27, 2020 and March 29, 2019, (v) Consolidated Statements of Shareholders' Equity and Redeemable Noncontrolling Interest for the quarters ended March 27, 2020 and March 29, 2019 and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fresh Del Monte Produce Inc.

Date:	April 29, 2020	By:	/s/ Youssef Zakharia
Youssef Zakharia
President & Chief Operating Officer

		By:	/s/ Eduardo Bezerra
Eduardo Bezerra
Senior Vice President & Chief Financial Officer