Form 10-Q
period 2020-06-26
FRESH DEL MONTE PRODUCE INC
filed 2020-07-29
CIK 1047340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
———————————
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2020
OR
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

As of July 17, 2020, there were 47,341,099 ordinary shares of Fresh Del Monte Produce Inc. issued and outstanding.

Page
PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets (unaudited) as of June 26, 2020 and December 27, 2019.	1

Consolidated Statements of Operations (unaudited) for the quarters ended June 26, 2020 and June 28, 2019.	2

Consolidated Statements of Comprehensive Income (unaudited) for the quarters ended June 26, 2020 and June 28, 2019.	3

Consolidated Statements of Cash Flows (unaudited) for the quarters ended June 26, 2020 and June 28, 2019.	4

Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest (unaudited) for the quarters ended June 26, 2020 and June 28, 2019.	5

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3. Quantitative and Qualitative Disclosures About Market Risk	44

Item 4. Controls and Procedures	45

PART II. OTHER INFORMATION

Item 1A. Risk Factors	46

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 6. Exhibits	49

Signatures	50

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements
1

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)
(U.S. dollars in millions, except share and per share data)

	June 26, 2020	December 27, 2019
Assets
Current assets:
Cash and cash equivalents	$31.5	$33.3
Trade accounts receivable, net of allowance of $21.6 and $19.6, respectively	377.2	363.9
Other accounts receivable, net of allowance of $3.2 and $3.4, respectively	67.7	75.1
Inventories, net	496.4	551.8
Assets held for sale	8.2	7.6
Prepaid expenses and other current assets	22.6	19.8
Total current assets	1,003.6	1,051.5

Investments in and advances to unconsolidated companies	1.9	1.9
Property, plant and equipment, net	1,390.3	1,403.2
Operating lease right-of-use assets	169.1	162.1
Goodwill	423.3	423.7
Intangible assets, net	154.3	158.2
Deferred income taxes	103.2	100.3
Other noncurrent assets	48.5	49.0
Total assets	$3,294.2	$3,349.9
Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued expenses	$506.0	$522.2
Current maturities of debt and finance leases	0.3	0.3
Current maturities of operating leases	33.7	32.5
Income taxes and other taxes payable	11.5	7.9
Total current liabilities	551.5	562.9

Long-term debt and finance leases	535.0	586.8
Retirement benefits	100.2	98.1
Deferred income taxes	126.2	129.5
Operating leases, less current maturities	107.7	102.7
Other noncurrent liabilities	98.4	70.9
Total liabilities	1,519.0	1,550.9
Commitments and contingencies (See note 9)
Redeemable noncontrolling interest	55.1	55.3
Shareholders' equity:
Preferred shares, $0.01 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.01 par value; 200,000,000 shares authorized; 47,340,692 and 48,014,628 issued and outstanding, respectively	0.5	0.5
Paid-in capital	530.2	531.4
Retained earnings	1,260.2	1,252.7
Accumulated other comprehensive loss	(95.7)	(65.4)
Total Fresh Del Monte Produce Inc. shareholders' equity	1,695.2	1,719.2
Noncontrolling interests	24.9	24.5
Total shareholders' equity	1,720.1	1,743.7
Total liabilities, redeemable noncontrolling interest and shareholders' equity	$3,294.2	$3,349.9
See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(U.S. dollars in millions, except share and per share data)

	Quarter ended		Six months ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Net sales	$1,092.3	$1,239.4	$2,210.3	$2,393.6
Cost of products sold	1,013.6	1,141.8	2,063.1	2,200.9
Gross profit	78.7	97.6	147.2	192.7
Selling, general and administrative expenses	45.6	45.3	98.3	99.6
Gain on disposal of property, plant and equipment, net	1.4	5.7	1.6	9.2
Asset impairment and other charges (credits), net	1.4	0.8	(0.4)	3.8
Operating income	33.1	57.2	50.9	98.5
Interest expense	5.6	6.9	11.0	13.8
Interest income	—	0.1	0.1	0.2
Other (expense) income, net	(5.2)	(2.9)	(4.4)	8.4
Income before income taxes	22.3	47.5	35.6	93.3
Provision for income taxes	4.2	8.5	4.5	17.1
Net income	$18.1	$39.0	$31.1	$76.2
Less: Net income attributable to redeemable and noncontrolling interests	0.2	0.9	0.2	2.0
Net income attributable to Fresh Del Monte Produce Inc.	$17.9	$38.1	$30.9	$74.2
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Basic	$0.38	$0.79	$0.65	$1.53
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Diluted	$0.38	$0.78	$0.64	$1.53
Dividends declared per ordinary share	$0.05	$—	$0.15	$—
Weighted average number of ordinary shares:
Basic	47,557,820	48,533,444	47,818,922	48,540,571
Diluted	47,614,553	48,582,135	47,918,071	48,624,956

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(U.S. dollars in millions)

	Quarter ended		Six months ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Net income	$18.1	$39.0	$31.1	$76.2
Other comprehensive (loss) income:
Net unrealized gain (loss) on derivatives, net of tax	3.3	(12.7)	(27.2)	(16.8)
Net unrealized foreign currency translation gain (loss)	0.9	0.5	(3.6)	(0.3)
Net change in retirement benefit adjustment, net of tax	—	0.2	0.5	0.1
Comprehensive income	$22.3	$27.0	$0.8	$59.2
Less: Comprehensive income attributable to redeemable and noncontrolling interests	0.2	0.9	0.2	2.0
Comprehensive income attributable to Fresh Del Monte Produce Inc.	$22.1	$26.1	$0.6	$57.2

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(U.S. dollars in millions)

	Six months ended
	June 26, 2020	June 28, 2019
Operating activities:
Net income	$31.1	$76.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46.8	48.5
Amortization of debt issuance costs	0.3	0.5
Share-based compensation expense	4.7	6.1
Asset impairment, net	2.8	3.3
Gain on disposal of property, plant and equipment	(1.6)	(9.2)
Deferred income taxes	(3.2)	7.6
Foreign currency translation adjustment	(1.2)	(1.2)
Changes in operating assets and liabilities
Receivables	(9.9)	(20.6)
Inventories	53.6	30.0
Prepaid expenses and other current assets	(3.0)	1.6
Accounts payable and accrued expenses	(12.6)	(73.7)
Other noncurrent assets and liabilities	2.7	(4.1)
Net cash provided by operating activities	110.5	65.0
Investing activities:
Capital expenditures	(35.9)	(70.2)
Proceeds from sales of property, plant and equipment	2.2	28.0
Proceeds from sale of investment	0.5	0.7
Net cash used in investing activities	(33.2)	(41.5)
Financing activities:
Proceeds from debt	395.0	587.3
Payments on debt	(444.8)	(612.0)
Distributions to noncontrolling interests, net	(1.1)	(1.8)
Proceeds from stock options exercised	—	0.3
Share-based awards settled in cash for taxes	(0.5)	(0.9)
Dividends paid	(7.2)	—
Repurchase and retirement of ordinary shares	(20.8)	(9.2)
Net cash used in financing activities	(79.4)	(36.3)
Effect of exchange rate changes on cash	0.3	7.7
Net decrease in cash and cash equivalents	(1.8)	(5.1)
Cash and cash equivalents, beginning	33.3	21.3
Cash and cash equivalents, ending	$31.5	$16.2
Supplemental cash flow information:
Cash paid for interest	$7.9	$7.4
Cash paid for income taxes	$3.4	$5.9
Non-cash financing and investing activities:
Right-of-use assets obtained in exchange for new operating lease obligations	$28.0	$26.1
Retirement of ordinary shares	$20.8	$9.2
Dividends on restricted stock units	$0.4	$—
Sale of an investment	$—	$0.6
See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(Unaudited) (U.S. dollars in millions, except share data)

	Ordinary Shares Outstanding	Ordinary Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Fresh Del Monte Produce Inc. Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interest
Balance as of December 27, 2019	48,014,628	$0.5	$531.4	$1,252.7	$(65.4)	$1,719.2	$24.5	$1,743.7	$55.3
Settlement of restricted stock awards	7,374	—	—	—	—	—	—	—	—
Settlement of restricted stock units	150,301	—	—	—	—	—	—	—	—
Share-based payment expense	—	—	2.6	—	—	2.6	—	2.6	—
Cumulative effect adjustment of ASC 326 adoption	—	—	—	(1.2)	—	(1.2)	—	(1.2)	—
Repurchase and retirement of ordinary shares	(291,399)	—	(2.3)	(5.5)	—	(7.8)	—	(7.8)	—
Dividend declared	—	—	0.4	(5.2)	—	(4.8)	—	(4.8)	—
Comprehensive income:
Net income (loss)	—	—	—	13.0	—	13.0	(0.2)	12.8	0.2
Unrealized loss on derivatives, net of tax	—	—	—	—	(30.5)	(30.5)	—	(30.5)	—
Net unrealized foreign currency translation loss	—	—	—	—	(4.5)	(4.5)	—	(4.5)	—
Change in retirement benefit adjustment, net of tax	—	—	—	—	0.5	0.5	—	0.5	—
Comprehensive income (loss)						(21.5)	(0.2)	(21.7)	0.2
Balance as of March 27, 2020	47,880,904	$0.5	$532.1	$1,253.8	$(99.9)	$1,686.5	$24.3	$1,710.8	$55.5
Settlement of restricted stock awards	235	—	—	—	—	—	—	—	—
Settlement of restricted stock units	9,389	—		—	—	—	—	—	—
Share-based payment expense	—	—	2.0	—	—	2.0	—	2.0	—
Repurchase and retirement of ordinary shares	(549,836)	—	(3.9)	(9.1)	—	(13.0)	—	(13.0)	—
Dividend declared	—	—	—	(2.4)	—	(2.4)	—	(2.4)	—
Comprehensive income:
Net income (loss)	—	—	—	17.9	—	17.9	0.6	18.5	(0.4)
Unrealized gain on derivatives, net of tax	—	—	—	—	3.3	3.3	—	3.3	—
Net unrealized foreign currency translation gain	—	—	—	—	0.9	0.9	—	0.9	—
Comprehensive income (loss)						22.1	0.6	22.7	(0.4)
Balance as of June 26, 2020	47,340,692	$0.5	$530.2	$1,260.2	$(95.7)	$1,695.2	$24.9	$1,720.1	$55.1

 FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(Unaudited) (U.S. dollars in millions, except share data)

	Ordinary Shares Outstanding	Ordinary Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss		Fresh Del Monte Produce Inc. Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interest
Balance as of December 28, 2018	48,442,296	$0.5	$527.1	$1,206.0	$(41.6)		$1,692.0	$25.8	$1,717.8	$51.8
Exercises of stock options	13,250	—	0.2	—	—		0.2	—	0.2	—
Settlement of restricted stock awards	30,891	—	—	—	—		—	—	—	—
Settlement of restricted stock units	165,318	—	—	—	—		—	—	—	—
Share-based payment expense	—	—	4.2	—	—		4.2	—	4.2	—
Cumulative effect adjustment of ASC 842 related to leases	—	—	—	(3.0)	—		(3.0)	—	(3.0)	—
Capital contribution from, distribution to noncontrolling interests	—	—	—	—	—		—	(0.3)	(0.3)	(0.2)
Comprehensive income:
Net income (loss)	—	—	—	36.1	—		36.1	(0.1)	36.0	1.2
Unrealized loss on derivatives, net of tax	—	—	—	—	(4.1)		(4.1)	—	(4.1)	—
Net unrealized foreign currency translation loss	—	—	—	—	(0.8)	—	(0.8)	—	(0.8)	—
Change in retirement benefit adjustment, net of tax	—	—	—	—	(0.1)		(0.1)	—	(0.1)	—
Comprehensive income (loss)							31.1	(0.1)	31.0	1.2
Balance as of March 29, 2019	48,651,755	$0.5	$531.5	$1,239.1	$(46.6)		$1,724.5	$25.4	$1,749.9	$52.8
Exercises of stock options	5,000	—	0.1	—	—		0.1	—	0.1	—
Settlement of restricted stock awards	2,830	—	—	—	—		—	—	—	—
Settlement of restricted stock units	7,077	—	—	—	—		—	—	—	—
Share-based payment expense	—	—	1.9	—	—		1.9	—	1.9	—
Capital contribution from, distribution to noncontrolling interests	—	—	—	—	—		—	(0.1)	(0.1)	0.1
Repurchase and retirement of ordinary shares	(365,569)	—	(2.8)	(6.4)	—		(9.2)	—	(9.2)	—
Comprehensive income:
Net income (loss)	—	—	—	38.1	—		38.1	(0.1)	38.0	0.9
Unrealized loss on derivatives, net of tax	—	—	—	—	(12.7)		(12.7)	—	(12.7)	—
Net unrealized foreign currency translation loss	—	—	—	—	0.5		0.5	—	0.5	—
Change in retirement benefit adjustment, net of tax	—	—	—	—	0.2		0.2	—	0.2	—
Comprehensive income (loss)							26.1	(0.1)	26.0	0.9
Balance as of June 28, 2019	48,301,093	$0.5	$530.7	$1,270.8	$(58.6)		$1,743.4	$25.2	$1,768.6	$53.8
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

The accompanying unaudited Consolidated Financial Statements for the quarter and six months ended June 26, 2020 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for fair presentation have been included. Operating results for the quarter and six months ended June 26, 2020 are subject to significant seasonal variations and are not necessarily indicative of the results that may be expected for the year ending January 1, 2021. For further information, refer to the Consolidated Financial Statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 27, 2019.

Certain reclassification of prior period balances have been made to conform to current presentation. Specifically, our segment data disclosures for the quarter and six months ended June 28, 2019 have been adjusted to reflect a reclassification of cost of products sold between our banana and fresh and value-added products segments as the result of a refinement in our overhead costs allocation methodology. Refer to Note 12.  "Business Segment Data" for further information on our segment disclosures.
Our Consolidated Statement of Operations for the quarter ended June 28, 2019 reflects a $1.3 million adjustment to correct the presentation of payroll and payroll-related costs associated with sales personnel from cost of products sold to selling, general, and administrative expenses. For the six months ended June 28, 2019, the adjustment from cost of products sold to selling, general, and administrative expenses is $3.1 million. This reclassification adjustment was identified in connection with an internal reorganization of our sales force and is not material to our Consolidated Financial Statements. The total adjustment from cost of products sold to selling, general, and administrative expenses for the year ended December 27, 2019 is $5.8 million, and our Consolidated Statement of Operations for the respective year will be reflected accordingly in our future filings with the Securities and Exchange Commission ("SEC"). Refer to Note 12.  "Business Segment Data" for further information.

We are required to evaluate events occurring after June 26, 2020 for recognition and disclosure in the unaudited Consolidated Financial Statements for the quarter and six months ended June 26, 2020. Events are evaluated based on whether they represent information existing as of June 26, 2020, which require recognition in the unaudited Consolidated Financial Statements, or new events occurring after June 26, 2020, which do not require recognition but require disclosure if the event is significant to the unaudited Consolidated Financial Statements. We evaluated events occurring subsequent to June 26, 2020 through the date of issuance of these unaudited Consolidated Financial Statements.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements. This ASU includes additional disclosure requirements for recurring Level 3 fair value measurements, including disclosure of changes in unrealized gains and losses for the period included in other comprehensive (loss) income, disclosure of the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and a narrative description of measurement uncertainty related to Level 3 measurements. We adopted this ASU on the first day of our 2020 fiscal year. The adoption of this ASU did not have a material impact on our consolidated financial statements.

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

In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)- Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The amendments in this update clarify certain interactions between the guidance to account for certain equity securities under Topic 321, the guidance to account for investments under the equity method of accounting in Topic 323, and the guidance in Topic 815, which could change how an entity accounts for an equity security under the measurement alternative or a forward contract or purchased option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting or the fair value option in accordance with Topic 825, Financial Instruments. This ASU will be effective for us beginning the first day of our 2021 fiscal year. We are evaluating the impact of the adoption of this ASU on our financial condition, results of operations and cash flows, and, as such, we are not able to estimate the effect the adoption of the new standard will have on our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The ASU introduces new guidance to evaluate whether a step-up in tax basis of goodwill relates to a business combination in which book goodwill was recognized or a separate transaction, and also provides a policy election to not allocate consolidated income taxes when a member of a consolidated tax return is not subject to income tax. The ASU also makes changes to the current guidance for making intraperiod allocations and determining when a deferred tax liability is recognized after an investor in a foreign entity transitions to or from the equity method of accounting, among other changes. This ASU will be effective for us beginning the first day of our 2021 fiscal year. We are evaluating the impact of the adoption of this ASU on our financial condition, results of operations and cash flows, and, as such, we are not able to estimate the effect the adoption of the new standard will have on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20). This ASU amends Accounting Standards Codification (ASC) 715 to add additional disclosures, remove certain disclosures that are not considered cost beneficial and to clarify certain required disclosures. Early adoption is permitted. This ASU is effective for fiscal years ending after December 15, 2020. We are evaluating the impact of the adoption of this ASU on our financial statement disclosures.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)
3.  Asset Impairment and Other Charges (Credits), Net

The following represents a summary of asset impairment and other charges (credits), net recorded during the quarters and six months ended June 26, 2020 and June 28, 2019 (U.S. dollars in millions):

	Quarter ended			Six months ended
	June 26, 2020			June 26, 2020
	Long-lived and other asset impairment	Exit activity and other charges (credits)	Total	Long-lived and other asset impairment	Exit activity and other charges (credits)	Total
Banana segment:
California Air Resource Board reserve(1)	$—	$0.5	$0.5	$—	$1.3	$1.3
Philippine exit activities of certain low-yield areas	0.7	—	0.7	0.7	—	0.7
Fresh and value-added products segment:
California Air Resource Board reserve(1)	—	0.3	0.3	—	0.7	0.7
Impairment of production facilities(2)	1.1	—	1.1	2.1	—	2.1
Insurance recovery related to product recall(3)	—	(2.0)	(2.0)	—	(6.0)	(6.0)
North America reorganization charges(4)	—	0.7	0.7	—	0.7	0.7
Other fresh and value-added products segment charges	—	0.1	0.1	—	0.1	0.1
Total asset impairment and other charges (credits), net	$1.8	$(0.4)	$1.4	$2.8	$(3.2)	$(0.4)

	Quarter ended			Six months ended
	June 28, 2019			June 28, 2019
	Long-lived and other asset impairment	Exit activity and other charges (credits)	Total	Long-lived and other asset impairment	Exit activity and other charges (credits)	Total
Banana segment:
Philippine exit activities of certain low-yield areas	$—	$0.3	$0.3	$—	$0.5	$0.5
Fresh and value-added products segment:
Other fresh and value-added products segment charges	0.4	—	0.4	0.4	—	0.4
Impairment of equity investment(5)	0.1	—	0.1	2.9	—	2.9
Total asset impairment and other charges (credits), net	$0.5	$0.3	$0.8	$3.3	$0.5	$3.8

(1) $2.0 million reserve relating to a potential liability arising from our third-party shipping logistics operation. This liability relates to both our banana and fresh and value-added products segments. Refer to Note 9.  "Commitments and Contingencies" for further information regarding this matter.
(2) $2.1 million asset impairment charges for the six months ended June 26, 2020 related to impairment of production facilities in North America and Europe.
(3) $(6.0) million insurance recovery related to a voluntary recall of vegetable products in North America which was announced in the fourth quarter of 2019.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

3.  Asset Impairment and Other Charges (Credits), Net (continued)

(4) $0.7 million charge for the quarter and six months ended June 26, 2020 related to severance expense incurred in connection with the reorganization of our sales and marketing function in North America.
(5) $2.9 million impairment of equity investment related to our 10% equity ownership interest in Three Limes, Inc., d/b/a The Purple Carrot. This investment was sold in the second quarter of 2019.

4. Income Taxes

In connection with a current examination of the tax returns in two foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing aggregating approximately $162.1 million (including interest and penalties) for tax years 2012 through 2016.  We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities as we believe that the proposed adjustments are without technical merit. We will continue to vigorously contest the adjustments and expect to exhaust all administrative and judicial remedies necessary to resolve the matters, which could be a lengthy process.   We regularly assess the likelihood of adverse outcomes resulting from examinations such as these to determine the adequacy of our tax reserves. Accordingly, we have not accrued any additional amounts based upon the proposed adjustments. There can be no assurance that these matters will be resolved in our favor, and an adverse outcome of either matter, or any future tax examinations involving similar assertions, could have a material effect on our financial condition, results of operations and cash flows.

Provision for income taxes was $4.5 million for the first six months of 2020 compared to $17.1 million for the first six months of 2019. The decrease in the provision for income taxes of $12.6 million is primarily due to lower earnings in certain taxable jurisdictions. The tax provision for the first six months of 2020 also includes a $1.7 million benefit relating to the NOL carryback provision of the Coronavirus Aid, Relief and Economic Security Act (CARES) Act, which was enacted on March 27, 2020.

Member States of the European Union in which our European distributors operate have enacted, or are in the process of drafting, anti-hybrid legislation which may impact our ability to deduct the cost of certain purchases in those jurisdictions. We are actively analyzing the enacted and proposed draft legislation to assess whether, and to what extent, these provisions impact the Company.

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

Trade Receivables

Trade receivables as of June 26, 2020 were $377.2 million, net of an allowance of $21.6 million. Our allowance for trade receivables consists of two components: a $9.8 million allowance for credit losses and an $11.8 million allowance for customer claims accounted for under the scope of ASC 606 - Revenue Recognition.

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

The table below presents a rollforward of our trade receivable allowance for credit losses for the six months ended June 26, 2020.

Six months ended
Trade Receivables	June 26, 2020
Allowance for credit losses:
Balance, beginning of period(1)	$8.9
Provision for uncollectible amounts(2)	0.9
Deductions to allowance related to write-offs	—
Recoveries of amounts previously written off	—
Balance, end of period	$9.8

(1) Beginning balance includes $1.0 million increase reflecting the impact of our adoption of ASC 326 on the first day of fiscal 2020. See Note 2. "Recently Issued Accounting Pronouncements" for additional information.

(2) Provision for the six months ended June 26, 2020 includes $0.2 million of estimated trade receivable credit losses relating to our foodservice customer base as a direct result of the COVID-19 pandemic. Given the developments surrounding the pandemic, including the government imposed mandatory closures and social distancing initiatives, we revised our receivable pools to separately identify our foodservice customers and judgmentally adjusted our historical loss rates to account for the current circumstances which are negatively impacting their financial condition. While the provision included in our operating results reflects our best estimate as of June 26, 2020, there are significant uncertainties about what the effects of the COVID-19 pandemic will ultimately be.

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

We measure the allowance for credit losses on advances to suppliers and growers on a collective (pool) basis when similar risk characteristics exist. We generally pool our advances based on the country to which they relate, and further disaggregate them based on their current or past-due status. We generally consider an advance to a grower to be past due when the advance is not fully paid within the respective growing season. The allowance for advances to growers and suppliers that do not share similar risk characteristics are determined on a case-by-case basis depending on the expected production for the season and other contributing factors. The advances are typically collateralized by property liens and pledges of the respective season’s produce. Occasionally, we agree to a payment plan with these growers or take steps to recover the advance via established collateral. We may write-off uncollectible financing receivables after our collection efforts are exhausted. Historically, our credit losses associated with our advances to suppliers and growers have not been significant.

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

The following table details the advances to growers and suppliers based on their credit risk profile (U.S. dollars in millions):

	June 26, 2020		December 27, 2019
	Current Status	Past-Due	Current Status	Past-Due
Gross advances to growers and suppliers	$33.4	$4.6	$33.8	$8.3

The allowance for advances to growers and suppliers and the related financing receivables for the six months ended June 26, 2020 and June 28, 2019 were as follows (U.S. dollars in millions):

	Six months ended
	June 26, 2020	June 28, 2019
Allowance for advances to growers and suppliers:
Balance, beginning of period(1)	$2.3	$2.8
Provision for uncollectible amounts	(0.1)	—
Deductions to allowance related to write-offs	(0.1)	—
Balance, end of period	$2.1	$2.8

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

Stock-based compensation expense related to stock options, restricted stock awards ("RSAs"), restricted stock units ("RSUs") and performance stock units ("PSUs") is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and is comprised as follows (U.S. dollars in millions):

	Quarter ended		Six months ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
RSUs/PSUs	2.0	1.8	4.4	5.1
RSAs	—	0.1	0.3	1.0
Total	$2.0	$1.9	$4.7	$6.1

We received no proceeds from the exercise of stock-based options for the six months ended June 26, 2020 and $0.3 million for the six months ended June 28, 2019.

Restricted Stock Awards

A share of restricted stock is one of our ordinary shares that has restrictions on transferability until certain vesting conditions are met.

For RSAs awarded under the 2014 Plan, 50% of each award of our restricted stock vested on the date it was granted. The remaining 50% of each award vests upon the six-month anniversary of the date on which the recipient ceases to serve as a member of our Board of Directors. Restricted stock awards allow directors to retain all of their awards once they cease to serve as a member of our Board of Directors and is considered a nonsubstantive service condition in accordance with the guidance provided by ASC 718 on “Compensation – Stock Compensation.”  Accordingly, we recognize compensation cost immediately for restricted stock awards granted to non-management members of the Board of Directors. Subsequent to the first quarter of 2020, members of our Board of Directors will no longer receive RSAs and will instead receive RSUs.

The following table lists RSAs awarded under the 2014 plan for the six months ended June 26, 2020 and June 28, 2019:

Date of award	Shares of restricted stock awarded	Price per share
For the six months ended June 26, 2020
April 10, 2020	235	32.00
January 2, 2020	7,374	34.42
For the six months ended June 28, 2019
May 1, 2019	2,830	29.44
January 2, 2019	30,891	28.32

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

The following table lists the various RSUs and PSUs awarded under the 2014 Plan for the six months ended June 26, 2020 and June 28, 2019 (U.S. dollars in millions, except share and per share data):

Date of Award	Type of award	Units awarded	Price per share
For the six months ended June 26, 2020
April 28, 2020	RSU	21,348	$35.13
March 30, 2020	RSU	2,500	$29.61
March 23, 2020	RSU	2,500	$33.53
March 2, 2020	PSU	86,954	$28.74
March 2, 2020	RSU	161,093	$28.74
For the six months ended June 28, 2019
March 25, 2019	RSU	5,000	$26.55
February 20, 2019	PSU	85,000	$27.71
February 20, 2019	RSU	133,750	$27.71

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

7.  Inventories, net

Inventories consisted of the following (U.S. dollars in millions):

	June 26, 2020	December 27, 2019
Finished goods	$183.6	$203.5
Raw materials and packaging supplies	152.5	155.8
Growing crops	160.3	192.5
Total inventories, net	$496.4	$551.8

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

8.  Debt and Finance Lease Obligations

The following is a summary of long-term debt and finance lease obligations (U.S. dollars in millions):

	June 26, 2020	December 27, 2019
Senior unsecured revolving credit facility (see Credit Facility below)	$534.9	$586.6
Finance lease obligations	0.4	0.5
Total debt and finance lease obligations	535.3	587.1
Less: Current maturities	(0.3)	(0.3)
Long-term debt and finance lease obligations	$535.0	$586.8

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

Debt issuance costs of $2.1 million and $2.3 million are included in other noncurrent assets on our Consolidated Balance Sheets as of June 26, 2020 and December 27, 2019, respectively.

We have a renewable 364-day, $25.0 million commercial stand-by letter of credit facility with Rabobank Nederland.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)
8.  Debt and Finance Lease Obligations (continued)

The following is a summary of the material terms of the Credit Facility and other working capital facilities at June 26, 2020 (U.S. dollars in millions):

	Term	Maturity date	Interest rate	Borrowing limit	Available borrowings
Bank of America credit facility	5 years	October 1, 2024	2.10%	$1,100.0	$565.1
Rabobank letter of credit facility	364 days	June 16, 2021	Varies	25.0	13.4
Other working capital facilities	Varies	Varies	Varies	20.3	10.1
				$1,145.3	$588.6

The current margin for LIBOR advances is 1.375%. We intend to use funds borrowed under the Revolving Credit Facility from time to time for general corporate purposes, working capital, capital expenditures and other investment opportunities.

The Second A&R Credit Agreement requires us to comply with financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers. As of June 26, 2020, we were in compliance with all of the covenants contained in the Second A&R Credit Agreement. The Revolving Credit Facility is unsecured and is guaranteed by certain of our subsidiaries. The Revolving Credit Facility permits borrowings under the revolving commitment with an interest rate determined based on our leverage ratio and spread over LIBOR. In addition, we pay a fee on unused commitments.

As of June 26, 2020, we applied $11.6 million to letters of credit under the Rabobank Nederland and Bank of America revolving credit facilities, in respect of certain contingent obligations and other governmental agency guarantees, combined with guarantees for purchases of raw materials and equipment and other trade related letters of credit. We also had $18.9 million in other letters of credit and bank guarantees not included in the Rabobank letter of credit or Bank of America revolving credit facilities.

During 2018, we entered into interest rate swaps in order to hedge the risk of the fluctuation on future interest payments related to our variable rate LIBOR-based borrowings from our Revolving Credit Facility. Refer to Note 13, “Derivative Financial Instruments”.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

9.  Commitments and Contingencies

During the fourth quarter of 2019, our Mann Packing business voluntarily recalled a series of vegetable products sold to select customers in the United States and Canada primarily in our fresh and value-added products segment. The voluntary recall had a negative effect on net sales, primarily of fresh-cut vegetables, and also resulted in approximately $6.0 million of customer claims and customer-related charges during the fourth quarter of 2019. During the six months ended June 26, 2020, we recorded an insurance recovery of $6.0 million related to this product recall, presented in asset impairment and other charges, net, in our Consolidated Statement of Operations.

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

The estimates associated with the clean-up costs are between $13.2 million and $28.7 million. The estimate on which our accrual is based totals $13.2 million. As of June 26, 2020, $12.9 million was included in other noncurrent liabilities and $0.3 million included in accounts payable and accrued expenses in our Consolidated Balance Sheets for the Kunia Well Site clean-up. We expect to expend approximately $0.4 million in 2020, $1.1 million in 2021 and $0.9 million in each of the years 2022, 2023 and 2024.

California Air Resource Board

On June 8, 2018, the California Air Resource Board (“CARB”) issued a Notice of Violation (“NOV”) to the Company regarding violations of certain California anti-air pollution regulations by ships that were subject to a time charter by the Company from Star Reefers Pool, Inc. (“Star”), an unrelated non-U.S. third party.  In accordance with the terms of the time charter, Star was contractually required to maintain compliance with the CARB requirements, Star’s personnel managed the relevant vessels, Star supplied the crew and Star maintained at all times possession and control of their ships. Pursuant to the terms of the charter agreement, the Company had the temporary right to have its goods loaded and conveyed and made available at the relevant California berth equipment necessary for Star’s compliance with the CARB regulations.  Since receiving the NOV, the Company has sought to enforce its contractual rights to have Star engage with CARB regarding potential liability and resolve any open violations.  The Company ultimately terminated its commercial relationship with Star.  While a formal complaint by CARB has not been filed, several tolling agreements have been executed and the Company is discussing a settlement of the allegations with CARB directly as liability under the regulations is considered joint and several.  The Company has fully cooperated with and assisted CARB in its audits for alleged violations over 2015-2019. During the six months ended June 26, 2020, the Company recognized a $2.0 million contingent reserve with respect to this matter.

Business Litigation

On March 14, 2019, we settled a business transaction litigation matter for $17.0 million in our favor. The settlement resulted in a gain of approximately $16.7 million, net of $0.3 million related to other miscellaneous expenses which is reflected in other (expense) income, net on our Consolidated Statements of Operations for the six months ended June 28, 2019.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)
10.  Earnings Per Share

Basic and diluted net income per ordinary share is calculated as follows (U.S. dollars in millions, except share and per share data):

	Quarter ended		Six months ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Numerator:
Net income attributable to Fresh Del Monte Produce Inc.	$17.9	$38.1	$30.9	$74.2

Denominator:
Weighted average number of ordinary shares - Basic	47,557,820	48,533,444	47,818,922	48,540,571
Effect of dilutive securities - share-based awards	56,733	48,691	99,149	84,385
Weighted average number of ordinary shares - Diluted	47,614,553	48,582,135	47,918,071	48,624,956

Antidilutive awards (1)	201,520	162,922	201,520	162,922

Net income per ordinary share attributable to Fresh Del Monte Produce Inc.:
Basic	$0.38	$0.79	$0.65	$1.53
Diluted	$0.38	$0.78	$0.64	$1.53

(1)Certain unvested RSUs and PSUs are not included in the calculation of net income per ordinary share because the effect would have been antidilutive.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)
11.  Retirement and Other Employee Benefits

The following table sets forth the net periodic benefit costs of our defined benefit pension plans and post-retirement benefit plans (U.S. dollars in millions):

	Quarter ended		Six months ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Service cost	$1.6	$1.4	$3.2	$2.8
Interest cost	1.5	1.7	2.9	3.4
Expected return on assets	(0.6)	(0.8)	(1.2)	(1.6)
Amortization of net actuarial loss	0.3	0.1	0.6	0.2
Net periodic benefit costs	$2.8	$2.4	$5.5	$4.8

We provide certain other retirement benefits to certain employees who are not U.S.-based and are not included above. Generally, benefits under these programs are based on an employee’s length of service and level of compensation. These programs are immaterial to our consolidated financial statements. The net periodic benefit costs related to other non-U.S.-based plans is $0.8 million for the quarters ended June 26, 2020 and June 28, 2019. The net periodic benefit costs related to other non-U.S.-based plans is $1.6 million for the six months ended June 26, 2020 and June 28, 2019.

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

•Fresh and value-added products - includes pineapples, melons, non-tropical fruit (including grapes, apples, citrus, blueberries, strawberries, pears, peaches, plums, nectarines, cherries and kiwis), other fruit and vegetables, avocados, fresh-cut fruit and vegetables, prepared fruit and vegetables, juices, other beverages, prepared meals and snacks.

•Banana

•Other products and services - includes our ancillary businesses consisting of sales of poultry and meat products, a plastic product business, and third-party freight services

We evaluate performance based on several factors, of which net sales and gross profit by product are the primary financial measures (U.S. dollars in millions):

	Quarter ended
	June 26, 2020		June 28, 2019
Segments:	Net Sales	Gross Profit	Net Sales	Gross Profit
Fresh and value-added products	$636.2	$37.1	$764.3	$57.5
Banana	429.6	39.0	440.0	36.9
Other products and services	26.5	2.6	35.1	3.2
Totals	$1,092.3	$78.7	$1,239.4	$97.6

	Six months ended
	June 26, 2020		June 28, 2019
Segments:	Net Sales	Gross Profit	Net Sales	Gross Profit
Fresh and value-added products	$1,297.2	$79.6	$1,454.3	$119.0
Banana	856.6	63.5	871.5	71.6
Other products and services	56.5	4.1	67.8	2.1
Totals	$2,210.3	$147.2	$2,393.6	$192.7

	Quarter ended		Six months ended
Net Sales by geographic region:	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
North America	$667.1	$816.8	$1,372.7	$1,565.6
Europe	164.0	171.2	335.2	342.5
Asia	134.1	131.1	247.3	251.8
Middle East	114.2	109.3	226.6	207.1
Other	12.9	11.0	28.5	26.6
Totals	$1,092.3	$1,239.4	$2,210.3	$2,393.6

Our segment data disclosures for the quarter and six months ended June 28, 2019 have been adjusted to reflect a reclassification of cost of products sold between our banana and fresh and value-added products segments as the result of a refinement in our overhead cost allocation methodology. This reclassification resulted in an increase to our banana segment gross profit of $1.5 million for the quarter ended June 28, 2019 and $2.8 million for the six months ended June 28, 2019, and a corresponding

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)
12.  Business Segment Data (continued)

decrease in our fresh and value-added products segment gross profit. On a full year basis for the year ended December 27, 2019, the reclassification results in an increase to our banana segment gross profit and corresponding decrease to our fresh and value-added products segment gross profit of $5.6 million and will be reflected accordingly in our future filings with the SEC.

Our segment data disclosures for the quarter ended June 28, 2019 also reflect the impact of a reclassification adjustment to correct the presentation of payroll and payroll-related costs associated with our sales personnel from cost of products sold to selling, general, and administrative expenses. The reclassification adjustment resulted in an increase of $0.4 million to gross profit in our banana segment and an increase of $0.9 million to gross profit in our fresh and value-added products segment for the quarter ended June 28, 2019. For the six months ended June 28, 2019, the reclassification adjustment resulted in an increase of $0.8 million to gross profit in our banana segment and an increase of $2.3 million to gross profit in our fresh and value-added products segment. For the full year ended December 27, 2019, the adjustment results in an increase to our banana segment gross profit of $1.6 million, and an increase of $4.2 million to our fresh and value-added products segment gross profit. Refer to Note 1. "General" for further information regarding this adjustment.

The following table indicates our net sales by product and the percentage of the total:

	Quarter ended				Six months ended
	June 26, 2020		June 28, 2019		June 26, 2020		June 28, 2019
Fresh and value-added products:
Fresh-cut fruit	110.4	10%	146.1	12%	228.2	10%	263.7	11%
Fresh-cut vegetables	86.3	8%	119.4	10%	189.2	9%	238.0	10%
Gold pineapples	113.9	10%	126.1	10%	216.0	10%	237.4	10%
Avocados	93.5	9%	124.9	10%	187.0	9%	213.6	9%
Non-tropical fruit	75.2	7%	69.5	6%	137.6	6%	130.9	5%
Prepared foods	66.7	6%	69.7	6%	131.3	6%	140.2	6%
Melons	20.0	2%	25.0	2%	63.9	3%	69.7	3%
Tomatoes	10.2	1%	15.4	1%	23.8	1%	28.9	1%
Vegetables	35.0	3%	42.8	3%	74.3	3%	84.3	4%
Other fruit and vegetables	25.0	2%	25.4	2%	45.9	2%	47.6	2%
Total fresh and value-added products	$636.2	58%	$764.3	62%	$1,297.2	59%	$1,454.3	61%
Banana	429.6	39%	440.0	35%	856.6	39%	871.5	36%
Other products and services	26.5	3%	35.1	3%	56.5	2%	67.8	3%
Totals	$1,092.3	100%	$1,239.4	100%	$2,210.3	100%	$2,393.6	100%

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

Fluctuations in the value of the derivative instruments are generally offset by changes in the cash flows of the underlying exposures being hedged. A cash flow hedge requires that the change in the fair value of a derivative instrument be recognized in other comprehensive (loss) income, a component of shareholders’ equity, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)
13.  Derivative Financial Instruments (continued)

Certain of our derivative instruments contain provisions that require the current credit relationship between us and our counterparty to be maintained throughout the term of the derivative instruments. If that credit relationship changes, certain provisions could be triggered, and the counterparty could request immediate collateralization of derivative instruments in a net liability position above a certain threshold. The aggregate fair value of all derivative instruments with a credit-risk-related contingent feature that are in a liability position on June 26, 2020 is $62.8 million. As of June 26, 2020, no triggering event has occurred and thus we are not required to post collateral.

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

The foreign currency forward contracts qualifying as cash flow hedges were designated as single-purpose cash flow hedges of forecasted cash flows.

We had the following outstanding foreign currency forward contracts as of June 26, 2020 (in millions):

Foreign currency contracts qualifying as cash flow hedges:	Notional amount
Euro	EUR	114.2
British pound	GBP	19.8
Japanese yen	JPY	2,120.7
Korean won	KRW	22,035.0

Bunker Fuel Hedges

We are exposed to fluctuations in bunker fuel prices on our results of operations and financial condition, and we mitigate that exposure by entering into bunker fuel swap agreements which permit us to lock in bunker fuel prices. During the six months ended June 26, 2020, one of our subsidiaries entered into bunker fuel swap agreements in order to hedge portions of our fuel expenses incurred by our owned and chartered vessels throughout 2020 and 2021. We designated our bunker fuel swap agreements as cash flow hedges.

We had the following outstanding bunker fuel swap contracts as of June 26, 2020:

Bunker fuel swap contracts:	Notional amount
0.5% U.S. Gulf Coast (1)	298,438	barrels
3% U.S. Gulf Coast (1)	95,413	metric tons
0.5% Singapore	48,087	metric tons

(1) During the quarter ended June 26, 2020, we dedesignated certain portions of our bunker fuel cash flow hedges due to decreases in our forecasted fuel consumption for certain fuel types which was partially driven by the delay of the receipt of two of our six new refrigerated container vessels due to the COVID-19 pandemic. The notional amounts which were dedesignated consisted of 138,872 barrels of fuel related to our 0.5% U.S. Gulf Coast contracts and 9,554 metric tons of fuel related to our 3% U.S. Gulf Coast contracts. During the quarter ended June 26, 2020, we reclassified a $0.5 million loss related to our discontinued cash flow hedges from accumulated other comprehensive loss to other (expense) income, net. This reclassification reflected

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

13.  Derivative Financial Instruments (continued)

the value of our dedesignated bunker fuel contracts for which the related forecasted transactions are no longer probable of occurring in the originally specified time period or within the following two months as required by the accounting guidance.

Interest Rate Contracts

We are exposed to fluctuations in variable interest rates on our results of operations and financial condition and we mitigate that exposure by entering into interest rate swaps. We entered into interest rate swaps in order to hedge the risk of the fluctuation on future interest payments related to our variable rate LIBOR-based borrowings through 2028.

Gains or losses on interest rate swaps are recorded in other comprehensive (loss) income and will be subsequently reclassified into earnings as the interest expense on debt is recognized in earnings. At June 26, 2020, the notional value of interest rate contracts outstanding was $400.0 million, with $200.0 million maturing in 2024 and the remaining $200.0 million maturing in 2028. Refer to Note 8, “Debt and Finance Lease Obligations.”

The following table reflects the fair values of derivative instruments, which are designated as level 2 in the fair value hierarchy, as of June 26, 2020 and December 27, 2019 (U.S. dollars in millions):

	Derivatives designated as hedging instruments (1)
	Foreign exchange contracts		Bunker fuel swaps		Interest rate swaps		Total
Balance Sheet location:	June 26, 2020	December 27, 2019	June 26, 2020	December 27, 2019	June 26, 2020	December 27, 2019	June 26, 2020	December 27, 2019
Asset derivatives:
Prepaid expenses and other current assets	$1.5	$1.7	$—	$—	$—	$—	$1.5	$1.7
Total asset derivatives	$1.5	$1.7	$—	$—	$—	$—	$1.5	$1.7

Liability derivatives:
Accounts payable and accrued expenses	$2.3	$0.7	$1.6	$—	$—	$—	$3.9	$0.7
Other long-term liabilities	—	—	1.5	—	56.7	30.3	58.2	30.3
Total liability derivatives	$2.3	$0.7	$3.1	$—	$56.7	$30.3	$62.1	$31.0

(1) See Note 14, "Fair Value Measurements", for fair value disclosures.

At June 26, 2020, $0.4 million is included in accounts payable and accrued expenses and $0.3 million is included in other long-term liabilities for the portions of our bunker fuel swap contracts which are no longer designated as hedging instruments.

We expect that $2.0 million of the net fair value of designated and dedesignated hedges recognized as a net loss in accumulated other comprehensive loss will be transferred to earnings during the next 12 months and the remaining net loss of $57.8 million over a period of 8 years, along with the earnings effect of the related forecasted transactions.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)
13.  Derivative Financial Instruments (continued)

The following table reflects the effect of derivative instruments on the Consolidated Statements of Operations for the quarters and six months ended June 26, 2020 and June 28, 2019 (U.S. dollars in millions):

Derivatives in cash flow hedging relationships	Amount of gain (loss) recognized in other comprehensive (loss) income on derivatives		Location of (loss) gain reclassified from accumulated other comprehensive loss into income	Amount of gain (loss) reclassified from accumulated other comprehensive loss into income
	Quarter ended			Quarter ended
	June 26, 2020	June 28, 2019		June 26, 2020	June 28, 2019
Foreign exchange contracts	$(0.6)	$(2.2)	Net sales	$1.6	$1.7
Foreign exchange contracts	(0.4)	0.1	Cost of products sold	0.5	0.5
Bunker fuel swaps	6.1	—	Cost of products sold	(1.1)	—
Interest rate swaps, net of tax	(1.8)	(12.1)	Interest expense	(2.4)	(0.4)
Total	$3.3	$(14.2)		$(1.4)	$1.8

	Six months ended			Six months ended
	June 26, 2020	June 28, 2019		June 26, 2020	June 28, 2019
Foreign exchange contracts	$(1.6)	$1.0	Net sales	$2.6	$2.4
Foreign exchange contracts	(0.1)	0.8	Cost of products sold	0.6	0.6
Bunker fuel swaps	(2.2)	—	Cost of products sold	(1.1)	—
Interest rate swaps, net of tax	(23.3)	(21.3)	Interest expense	(3.6)	(0.7)
Total	$(27.2)	$(19.5)		$(1.5)	$2.3

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)
14.  Fair Value Measurements (continued)

The following table provides a summary of the fair values of our derivative financial instruments measured on a recurring basis under the ASC on “Fair Value Measurements and Disclosures” (U.S. dollars in millions):

Fair value measurements
	Foreign currency forward contracts, net (liability) asset		Bunker fuel contracts, net liability (1)		Interest rate contracts, net liability
	June 26, 2020	December 27, 2019	June 26, 2020	December 27, 2019	June 26, 2020	December 27, 2019
Quoted prices in active markets for identical assets (Level 1)	$—	$—	$—	$—	$—	$—
Significant observable inputs (Level 2)	(0.8)	1.0	(3.8)	—	(56.7)	(30.3)
Significant unobservable inputs (Level 3)	—	—	—	—	—	—

(1) Includes both designated and dedesignated cash flow hedges. Refer to Note 13, “Derivative Financial Instruments”, for the balances of each.

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

Fair Value of Non-Financial Assets

The fair value of the banana reporting unit's goodwill and the prepared food reporting unit's goodwill and remaining trade names and trademarks are highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets. We disclosed the sensitivity related to the banana reporting unit's goodwill and the prepared food reporting unit's goodwill and remaining trade names and trademarks in our notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 27, 2019.

In addition, certain definite-lived intangible assets related to our fresh and value-added products segment are sensitive to changes in estimated cash flows. To the extent that future developments result in estimated cash flows that are less than currently estimated levels, it could lead to impairment of these assets.

As of June 26, 2020, $8.2 million of property, plant and equipment met the criteria of assets held for sale: $5.1 million is related to vacant land located in the Kingdom of Saudi Arabia, $1.5 million and $0.8 million consists of farm land and associated assets in Chile and Nicaragua, and the remaining $0.8 million are carrier vessels. These assets are recognized at the lower of cost or fair value less cost to sell. During the quarter ended June 26, 2020, we received proceeds of $1.6 million from the sale of surplus land in Chile and recorded a gain on disposal of property, plant and equipment, net of $1.4 million.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)
14.  Fair Value Measurements (continued)

During the first six months of 2019, we recorded a $2.9 million impairment related to an equity investment. The fair value of this asset is classified as Level 3 in the fair value hierarchy due to the mix of unobservable inputs utilized. During the second quarter of 2019, we sold the equity investment.

15.  Accumulated Other Comprehensive Loss

The following table includes the changes in accumulated other comprehensive loss by component under the ASC on “Comprehensive Income” (U.S. dollars in millions):

	Changes in Accumulated Other Comprehensive Loss by Component (1)
	Six months ended June 26, 2020
	Changes in Fair Value of Cash Flow Hedges		Foreign Currency Translation Adjustment		Retirement Benefit Adjustment	Total
Balance at December 27, 2019	$(25.5)		$(15.8)		$(24.1)	$(65.4)
Other comprehensive (loss) income before reclassifications	(29.2)	(3)	(3.6)	(2)	(0.1)	(32.9)
Amounts reclassified from accumulated other comprehensive loss	2.0	(4)	—		0.6	2.6
Net current period other comprehensive (loss) income	(27.2)		(3.6)		0.5	(30.3)
Balance at June 26, 2020	$(52.7)		$(19.4)		$(23.6)	$(95.7)

	Six months ended June 28, 2019
Balance at December 28, 2018	$(5.8)		$(14.9)		$(20.9)	$(41.6)
Other comprehensive (loss) income before reclassifications	(14.5)	(3)	(0.3)	(2)	(0.2)	(15.0)
Amounts reclassified from accumulated other comprehensive loss	(2.3)		—		0.3	(2.0)
Net current period other comprehensive (loss) income	(16.8)		(0.3)		0.1	(17.0)
Balance at June 28, 2019	$(22.6)		$(15.2)		$(20.8)	$(58.6)

(1) All amounts are net of tax and noncontrolling interest.
(2) Includes a gain of $1.6 million and $2.2 million for the six months ended June 26, 2020 and six months ended June 28, 2019, respectively, on intra-entity foreign currency transactions that are of a long-term-investment nature.
(3) Includes a tax effect of $3.4 million and $2.8 million for the six months ended June 26, 2020 and six months ended June 28, 2019, respectively. Additionally, includes the bunker fuel swap contracts entered into in the first quarter of 2020. Refer to Note 13, “Derivative Financial Instruments”, for further information on our derivatives.
(4) Includes amounts reclassified for both designated and dedesignated cash flow hedges. Refer to the following table for the amounts of each.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)
15.  Accumulated Other Comprehensive Loss (continued)

The following table includes details about amounts reclassified from accumulated other comprehensive loss by component
(U.S. dollars in millions):

	Amount reclassified from accumulated other comprehensive loss
	June 26, 2020		June 28, 2019
Details about accumulated other comprehensive loss components	Quarter ended	Six months ended	Quarter ended	Six months ended	Affected line item in the statement where net income is presented
Changes in fair value of cash flow hedges:
Designated as hedging instruments:
Foreign currency cash flow hedges	$(1.6)	$(2.6)	$(1.7)	$(2.4)	Net sales
Foreign currency cash flow hedges	(0.5)	(0.6)	(0.5)	(0.6)	Cost of products sold
Bunker fuel swaps	1.1	1.1	—	—	Cost of products sold
Interest rate swaps	2.4	3.6	0.4	0.7	Interest expense
Bunker fuel swaps no longer designated as hedging instruments	0.5	0.5	—	—	Other (expense) income, net
Total	$1.9	$2.0	$(1.8)	$(2.3)

Amortization of retirement benefits:
Actuarial losses	0.3	0.6	0.1	0.3	Other (expense) income, net
Total	$0.3	$0.6	$0.1	$0.3

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

16.  Shareholders’ Equity

Our shareholders have authorized 50,000,000 preferred shares at $0.01 par value, of which none are issued or outstanding at June 26, 2020, and 200,000,000 ordinary shares at $0.01 par value, of which 47,340,692 are issued and outstanding at June 26, 2020.

On February 21, 2018, our Board of Directors approved a three-year stock repurchase program of up to $300.0 million of our ordinary shares. We have repurchased $58.3 million of ordinary shares, or 2,294,829 ordinary shares, under the aforementioned repurchase program and retired all the repurchased shares. As of June 26, 2020, we have a maximum dollar value of $241.7 million that we can purchase under the approved stock repurchase program.

Dividend activity is summarized as follows:

Six months ended
June 26, 2020
Dividend Date	Cash Dividend Declared, per Ordinary Share
June 5, 2020	$0.050
March 27, 2020	$0.100

We paid $7.2 million in dividends in the six months ended June 26, 2020 and no dividends were paid in the six months ended June 28, 2019.

Subsequent to the quarter ended June 26, 2020, there were no ordinary share repurchases. In addition, on July 28, 2020, our Board of Directors declared an interim cash dividend of five cents $0.05 per share, payable on September 4, 2020 to shareholders of record on August 12, 2020.

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

Our operations are organized into two reportable segments that represent our primary businesses and one reportable segment that represents our ancillary businesses:

•Fresh and value-added products - includes pineapples, melons, non-tropical fruit (including grapes, apples, citrus, blueberries, strawberries, pears, peaches, plums, nectarines, cherries and kiwis), other fruit and vegetables, avocados, fresh-cut fruit and vegetables, prepared fruit and vegetables, juices, other beverages, prepared meals and snacks.

•Banana

•Other products and services - includes our ancillary businesses consisting of sales of poultry and meat products, a plastic product business, and third-party freight services

Our vision is to inspire healthy lifestyles through wholesome and convenient products. Our strategy is founded on six goals:

COVID-19 Pandemic Impact

In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This virus continues to spread globally and in March 2020, the World Health Organization declared COVID-19 a pandemic. We have taken various preventative and protective measures in response to the COVID-19 pandemic to support our team members, customers, suppliers, and local communities. At our production facilities where food safety has always been a top priority, we introduced additional operating procedures and safety protocols to include social distancing, thermal screenings and increased cleaning cycles to protect our production teams. We activated our supply chain contingency plans to mitigate any disruptions in our ability to service our customers. Additionally, we implemented remote working arrangements across various of our administrative locations, having as many global employees as possible working remotely. These measures have allowed us to maintain our commitment to providing healthy, convenient and safe Del Monte® branded products around the world during this critical time.

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. The COVID-19 pandemic has had a material adverse impact on our results of operations during the quarter and six months ended June 26, 2020. Government imposed mandatory closures and restrictions across various of our key global markets have resulted in volatile supply and demand conditions, particularly of our higher price point products such as pineapples, avocados, and fresh-cut fruit and vegetables, as well as reduced demand in our foodservice distribution channel and shifting demand in retail. We continue to work collaboratively with our network of third-party growers and suppliers to mitigate the impact of COVID-19 on our supply chain and costs. Additionally, in the six months ended June 26, 2020, our results were negatively impacted by service cancellations and containers that were unable to clear at certain of our Chinese ports. As a result, we had to redirect our products to markets such as Japan, Korea, and Hong Kong which had a negative impact on our financial performance due to oversupply in these markets. During the quarter ended June 26, 2020, some of our workers contracted the COVID-19 virus, which resulted in temporary facility closures, reduced production hours, increased cleaning and logistical costs, as well as an adverse impact on our net sales due to the perishability of our products. While we expect the COVID-19 pandemic to continue to negatively impact our operating results, the extent of the impact will depend on future developments, including the duration and spread of the pandemic and related government restrictions, all of which are uncertain and cannot be predicted.

In addition, we cannot predict whether future developments associated with the COVID-19 pandemic will materially adversely affect our long-term liquidity position. During the quarter ended June 26, 2020, we began taking several steps to conserve our liquidity position including reducing our interim cash dividend from ten cents ($0.10) per share in the first quarter of 2020 to five cents ($0.05) per share in the second and third quarters of 2020 and delaying certain of our planned capital expenditures to the second half of 2020 and 2021.

Refer to the "Results of Operations" and “Liquidity and Capital Resources” sections below, as well as Part II. Item 1A, “Risk Factors” for further discussion.

Income Taxes

Member States of the European Union in which our European distributors operate have enacted, or are in the process of drafting, anti-hybrid legislation which may impact our ability to deduct the cost of certain purchases in those jurisdictions. We are actively analyzing the enacted and proposed draft legislation to assess whether, and to what extent, these provisions impact the Company.

Results of Operations

The following tables present for each of the periods indicated (i) net sales by geographic region and (ii) net sales and gross profit by segment, and in each case, the percentage of the total represented thereby (U.S. dollars in millions):

Net sales by geographic region:

	Quarter ended				Six months ended
Region	June 26, 2020		June 28, 2019		June 26, 2020		June 28, 2019
North America	$667.1	61%	$816.8	66%	$1,372.7	62%	$1,565.6	65%
Europe	164.0	15%	171.2	14%	335.2	15%	342.5	14%
Asia	134.1	12%	131.1	10%	247.3	11%	251.8	10%
Middle East	114.2	11%	109.3	9%	226.6	10%	207.1	9%
Other	12.9	1%	11.0	1%	28.5	2%	26.6	2%
Totals	$1,092.3	100%	$1,239.4	100%	$2,210.3	100%	$2,393.6	100%

Net sales and gross profit by segment:

	Quarter ended
	June 26, 2020				June 28, 2019
Segment	Net Sales		Gross Profit		Net Sales		Gross Profit
Fresh and value-added products	$636.2	58%	$37.1	47%	$764.3	62%	$57.5	59%
Banana	429.6	39%	39.0	50%	440.0	35%	36.9	38%
Other products and services	26.5	3%	2.6	3%	35.1	3%	3.2	3%
Totals	$1,092.3	100%	$78.7	100%	$1,239.4	100%	$97.6	100%

	Six months ended
	June 26, 2020				June 28, 2019
	Net Sales		Gross Profit		Net Sales		Gross Profit
Fresh and value-added products	$1,297.2	59%	$79.6	54%	$1,454.3	61%	$119.0	62%
Banana	856.6	39%	63.5	43%	871.5	36%	71.6	37%
Other products and services	56.5	2%	4.1	3%	67.8	3%	2.1	1%
Totals	$2,210.3	100%	$147.2	100%	$2,393.6	100%	$192.7	100%

Second Quarter of 2020 Compared with Second Quarter of 2019

Net Sales. Net sales for the second quarter of 2020 were $1,092.3 million compared with $1,239.4 million for the second quarter of 2019. The decrease in net sales of $147.1 million was attributable to lower net sales in all of our business segments. The COVID-19 pandemic negatively impacted our net sales during the second quarter of 2020 by an estimated $132.0 million in our fresh and value-added products and banana segments, as compared to our original expectations for these segments which were developed prior to the pandemic. These negative impacts were primarily the result of volatile supply and demand conditions resulting from the pandemic, as well as reduced demand in our foodservice distribution channel and shifting demand in retail due to government imposed mandatory closures and restrictions across various of our key global markets. The effect of government imposed mandatory closures and restrictions and the lack of family gatherings for Easter, Mother’s Day, Father’s Day, school graduations and summer events specifically in North America has significantly reduced demand for many of our fresh and value-added products.

•Fresh and value-added products - Net sales in the fresh and value-added products segment decreased $128.1 million, primarily as a result of lower net sales of fresh-cut fruit and vegetables, avocados, pineapples, and prepared foods. The COVID-19 pandemic negatively affected our net sales of fresh and value-added products by an estimated $117.0 million in the quarter ended June 26, 2020 when compared with our original expectations which were developed prior to the pandemic.
◦Net sales of fresh-cut fruit decreased principally due to lower sales volumes to our retail store distribution channel. These lower sales volumes were primarily the result of reduced demand caused by the COVID-19 pandemic and related government imposed social distancing initiatives.
◦Net sales of fresh-cut vegetables decreased principally due to the effect of the COVID-19 pandemic which resulted in the elimination of most of our foodservice business during the second quarter of 2020. In addition, our voluntary product recall in the fourth quarter of 2019 continued to negatively impact our fresh-cut vegetable net sales during the quarter as volumes have not returned to pre-recall levels.
◦Net sales of avocados decreased primarily due to the effect of COVID-19 in North America which resulted in significantly lower per unit sales prices and lower sales volumes. Also contributing to lower selling prices was excess industry supply.
◦Net sales of pineapples decreased primarily due to lower per unit sales prices and sales volumes in North America and Europe primarily as a result of the COVID-19 pandemic which resulted in lower demand for pineapples.

Partially offsetting this decrease were higher sales volumes in Asia and higher per unit sales prices in the Middle East principally due to improved demand. Worldwide pineapple sales volume decreased 5% during the second quarter of 2020.
◦Net sales of prepared food products decreased principally due to a decrease in sales of meals and snacks as a result of the COVID-19 pandemic, the continuing impact of the 2019 product recall, and product rationalization efforts in our Mann Packing operations in North America which led to the discontinuance of low margin products. Partially offsetting this decrease were higher sales volumes and per unit sales prices of canned pineapple products due to increased customer demand and higher sales prices of pineapple concentrate due to lower industry supply.

•Banana - Net sales of bananas decreased by $10.4 million principally due to lower net sales in North America and Europe, partially offset by higher net sales in the Middle East and Asia. We estimate that COVID-19 negatively affected our banana net sales by $15.0 million during the second quarter of 2020 when compared to our original expectations which were developed prior to the pandemic. Worldwide banana sales volume decreased 1%.
◦North America banana net sales decreased due to lower sales volumes, principally the result of lower demand due to the COVID-19 pandemic.
◦Europe banana net sales decreased due to lower sales volumes and lower per unit sales prices primarily as a result of lower demand driven by the COVID-19 pandemic.
◦Middle East banana net sales increased due to higher sales volumes as a result of increased shipments from Latin America to new markets in the region. Partially offsetting this increase were slightly lower per unit sales prices.
◦Asia banana net sales increased primarily as a result of higher sales volumes in Japan due to improved customer demand and favorable exchange rates.

Cost of Products Sold.  Cost of products sold was $1,013.6 million for the second quarter of 2020 compared with $1,141.8 million for the second quarter of 2019, a decrease of $128.2 million. The decrease was primarily attributable to lower sales volumes in our fresh and value-added products and banana business segments. Partially offsetting this decrease were higher ocean freight costs and $10.6 million of other product-related charges which principally include $9.0 million of inventory write-offs attributable to our fresh and value-added products segment, primarily consisting of write-offs of pineapples, melons, and fresh-cut vegetables, and $1.6 million of inventory write-offs related to our banana segment. These inventory write-offs were due to lower demand in our foodservice distribution channel, shifting demand in retail, and volatile supply and demand conditions caused by the COVID-19 pandemic.

Gross Profit. Gross profit was $78.7 million for the second quarter of 2020 compared with $97.6 million for the second quarter of 2019, a decrease of $18.9 million.  This decrease was attributable to lower gross profit in our fresh and value-added products segment, partially offset by higher gross profit in our banana segment.

•Fresh and value-added products - Gross profit in the fresh and value-added products segment decreased $20.4 million principally due to lower gross profit on pineapples and fresh-cut fruit and vegetables, partially offset by higher gross profit on prepared food products and avocados.
◦Gross profit on pineapples decreased due to lower sales volumes and per unit sales prices in North America and Europe combined with the impact of inventory write-offs. Also contributing to the decrease in gross profit were higher ocean freight and distribution costs.
◦Gross profit on fresh-cut fruit decreased primarily due to lower sales volumes in North America and Europe as a result of lower demand and higher distribution costs, partially offset by higher per unit sales prices.
◦Gross profit on fresh-cut vegetables decreased primarily due to lower sales volumes in North America as a result of lower demand combined with higher costs, principally consisting of inventory write-offs related to the COVID-19 pandemic. Partially offsetting this decrease were higher per unit sales prices.
◦Gross profit on avocados increased primarily due to lower product procurement costs resulting from favorable exchange rates and increased efficiencies due to our new packing plant in Mexico which opened in December 2019. Partially offsetting these increases were lower sales volumes and per unit sales prices as a result of the COVID-19 pandemic.
◦Gross profit on prepared food products increased due to lower production costs and higher sales volumes and per unit sales prices of canned pineapple products combined with higher sales prices for pineapple concentrate products. Partially offsetting this increase were lower sales volumes of meals and snacks.

•Banana - Gross profit in the banana segment increased $2.1 million primarily due to lower fruit cost, principally lower procurement and packaging material costs. Partially offsetting this increase in gross profit were lower sales volumes, lower per unit sales prices and inventory write-offs driven by the COVID-19 pandemic. Worldwide banana per unit sale prices decreased 1% and per unit costs decreased 2%.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses of $45.6 million for the second quarter of 2020 were in line with the $45.3 million in expenses for the second quarter of 2019. The decrease in travel, administrative, and promotional expenses in most of our regions was offset by an increase in selling and marketing expenses recognized in the quarter.

Gain on Disposal of Property, Plant and Equipment, Net. The gain on disposal of property, plant and equipment, net, of $1.4 million during the second quarter of 2020 related primarily to the sale of surplus land in Chile. The gain on disposal of property, plant and equipment during the first quarter of 2019 of $5.7 million related primarily to the sale of a refrigerated vessel and other surplus equipment.

Asset Impairment and Other Charges (Credits), Net. Asset impairment and other charges (credits), net, was $1.4 million during the second quarter of 2020, as compared with $0.8 million during the second quarter of 2019.

Asset impairment and other charges (credits), net, for the second quarter of 2020 were comprised of the following:
•$(2.0) million insurance recovery related to a voluntary product recall in our fresh and value-added products segment;
•a $0.8 million reserve relating to a potential liability arising from our third-party shipping logistics operation, related to the banana and fresh and value-added products segments;
•$1.1 million in asset impairment charges of production facilities in North America and Europe related to our fresh and value-added products segment;
•$0.7 million in severance expense for the reorganization of the sales and marketing function in North America related to the fresh and value-added products and banana segments;
•$0.7 million in asset impairment charges relating to low-yielding banana plants in the Philippines.

Asset impairment and other charges (credits), net, for the second quarter of 2019 were comprised of the following:
•$0.3 million in contract termination charges related to our decision to abandon certain low-yield areas of our banana operations in the Philippines;
•$0.4 million in asset impairment charges related to our Chilean non-tropical fruit operation; and
•$0.1 million in asset impairment charges related to our equity investment in Purple Carrot, made in 2018.

Operating Income. Operating income for the second quarter of 2020 decreased by $24.1 million from $57.2 million in the second quarter of 2019 to $33.1 million in the second quarter of 2020.  This decrease was due to lower gross profit, lower gains on disposal of property, plant and equipment, net, and higher asset impairment and other charges (credits), net.

Interest Expense.  Interest expense was $5.6 million for the second quarter of 2020 as compared with $6.9 million for the second quarter of 2019. The decrease was due to lower interest rates combined with lower average loan balances.

Other (Expense) Income, Net.  Other (expense) income, net, was $(5.2) million for the second quarter of 2020 as compared to $(2.9) million for the second quarter of 2019. The increase in other expense of $2.3 million was principally attributable to higher foreign exchange losses during the second quarter of 2020 as compared with the second quarter of 2019.

Provision for Income Taxes. Provision for income taxes was $4.2 million for the second quarter of 2020 compared to $8.5 million for the second quarter of 2019. The decrease in the provision for income taxes of $4.3 million is primarily due to lower earnings in certain taxable jurisdictions.

First Six Months of 2020 Compared with First Six Months of 2019

Net Sales. Net sales for the first six months of 2020 were $2,210.3 million compared with $2,393.6 million for the first six months of 2019. The decrease in net sales of $183.3 million is due to lower net sales in all of our business segments. The COVID-19 pandemic negatively impacted our net sales during the first six months of 2020 by an estimated $159.0 million in our fresh and value-added products and banana segments, as compared to our original expectations for these segments which were developed prior to the pandemic.

•Fresh and value-added products - Net sales in the fresh and value-added products segment decreased $157.1 million principally as a result of lower net sales of fresh-cut fruit and vegetables, avocados, pineapples and prepared food products. The COVID-19 pandemic negatively affected our net sales of fresh and value-added products by an estimated $138.0 million in the six months ended June 26, 2020 as compared to our original expectations which were developed prior to the pandemic.
◦Net sales of fresh-cut fruit decreased principally due to lower sales volumes to our retail store distribution channel. These lower sales volumes were primarily the result of reduced demand caused by the COVID-19 pandemic and related government imposed social distancing initiatives.
◦Net sales of fresh-cut vegetables decreased principally due to the effect of the COVID-19 pandemic which resulted in the elimination of most of our foodservice business since March of this year. In addition, our voluntary product recall in the fourth quarter of 2019 continued to negatively impact our fresh-cut vegetable net sales during the first six months of 2020 as volumes have not returned to pre-recall levels.
◦Net sales of avocados decreased primarily due to the effect of COVID-19 in North America which resulted in lower sales volumes. Also contributing to lower selling prices was excess industry supplies during the second quarter of 2020.
◦Net sales of pineapples decreased primarily due to lower sales volumes in North America and Europe primarily as a result of the impact of the COVID-19 pandemic which resulted in lower demand for pineapples. Partially offsetting this decrease were higher sales volumes and higher per unit sales prices in the Middle East principally due to improved demand and sales to new markets in the region. Worldwide pineapple sales volume decreased 10%.
◦Net sales of prepared food products decreased due to lower sales of meals and snacks which was primarily driven by the impact of the COVID-19 pandemic, the continuing impact of the 2019 product recall, and product rationalization efforts in our Mann Packing operations in North America which resulted in the discontinuance of low margin products. Partially offsetting this decrease was an increase in net sales of traditional prepared products primarily due to higher sales volumes and per unit sales prices of canned pineapple products as a result of improved customer demand.

•Banana - Net sales of bananas decreased by $14.9 million principally due to lower net sales in North America, Europe and Asia, partially offset by higher net sales in the Middle East. We estimate that COVID-19 negatively affected our banana net sales by $21.0 million during the first six months of 2020 when compared to our original expectations which were developed prior to the pandemic. Worldwide banana sales volume was flat as compared with the prior year.
◦North America banana net sales decreased due to lower sales volumes, principally the result of COVID-19 related lower demand.
◦Europe banana net sales decreased due to lower sales volumes and lower per unit sales prices primarily as a result of COVID-19 related lower demand.
◦Asia banana net sales decreased primarily as a result lower sales volumes and per unit sales prices, principally the result of COVID-19 related lower demand.
◦Middle East banana net sales increased due to higher sales volumes as a result of increased shipments from Latin America to new markets in the region. Partially offsetting this increase were slightly lower per unit sales prices.

Cost of Products Sold. Cost of products sold was $2,063.1 million for the first six months of 2020 compared with $2,200.9 million for the first six months of 2019, a decrease of $137.8 million. The decrease was primarily attributable to lower sales volumes in our fresh and value-added products business segment and lower banana fruit and distribution costs. Partially offsetting this decrease were higher ocean freight costs and $18.6 million of other product-related charges which principally include $16.8 million of inventory write-offs attributable to our fresh and value-added products segment, primarily consisting of write-offs of pineapples, fresh-cut vegetables, and melons, and $1.8 million of inventory write-offs related to our banana segment. These inventory write-offs were due to lower demand in our foodservice distribution channel, shifting demand in retail, and volatile supply and demand conditions caused by the COVID-19 pandemic.

Gross Profit. Gross profit was $147.2 million for the first six months of 2020 compared with $192.7 million for the first six months of 2019, a decrease of $45.5 million. This decrease was attributable to lower gross profit in our fresh and value-added products and banana business segments.

•Fresh and value-added products - Gross profit in the fresh and value-added products segment decreased $39.4 million principally due to lower gross profit on fresh-cut fruit and vegetables products, pineapples and melons, partially offset by higher gross profit on prepared food products.
◦Gross profit fresh-cut fruit decreased primarily due to lower sales volumes in North America and Europe as a result of lower demand and higher distribution costs. Partially offsetting this decrease in gross profit were improved operating margins in our fresh-cut fruit products in North America as a result of lower production costs.
◦Gross profit on fresh-cut vegetables decreased primarily due to lower sales volumes in North America as a result of lower demand combined with higher costs, principally consisting of inventory write-offs related to the COVID-19 pandemic.
◦Gross profit on pineapples decreased due to lower sales volumes in North America and Europe combined with inventory write-offs related to the COVID-19 pandemic. Also contributing to the decrease in gross profit were higher ocean freight and distribution costs.
◦Gross profit on melons decreased primarily due to lower sales volumes in North America and Europe as a result of lower demand combined with higher costs, principally consisting of inventory write-offs related to the COVID-19 pandemic.
◦Gross profit on prepared food products increased primarily due to lower production costs and higher sales volumes and per unit sales prices of canned pineapple products combined with higher sales prices for pineapple concentrate products. Partially offsetting this increase were lower sales volumes of meals and snacks.

•Banana - Gross profit in the banana segment decreased by $8.1 million principally due to lower sales volumes in North America, Europe and Asia. Also contributing to the decrease in gross profit were lower per unit sales prices in Europe and Asia, higher ocean freight costs and inventory write-offs related to the COVID-19 pandemic. Worldwide banana per unit sales prices decreased 1% and per unit cost decreased 1%.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1.3 million from $99.6 million for the first six months of 2019 to $98.3 million for the first six months of 2020. The decrease was due to lower advertising and promotional expenses in Europe and North America, lower travel expenses and lower executive compensation.

Gain on Disposal of Property, Plant and Equipment, Net. The gain on disposal of property, plant and equipment, net, was $1.6 million during the first six months of 2020 and was primarily related to the sale of surplus land in Chile. During the first six months of 2019, the gain on disposal of property, plant and equipment of $9.2 million consisted primarily of the sale of a refrigerated vessel and surplus land in Florida.

Asset Impairment and Other Charges (Credits), Net. Asset impairment and other charges (credits), net was $(0.4) million during the first six months of 2020 and $3.8 million during the first six months of 2019.

Asset impairments and other charges (credits), net, for the first six months of 2020 were comprised of the following:
•$(6.0) million insurance recovery related to a voluntary product recall in our fresh and value-added products segment;
•$2.0 million reserve relating to a potential liability arising from our third-party shipping logistics operation, related to the banana and fresh and value-added products segments;
•$2.1 million in asset impairment charges of production facilities in North America and Europe related to our fresh and value-added products segment;
•$0.7 million in severance expense for the reorganization of the sales and marketing function in North America related to the fresh and value-added products and banana segments;
•$0.7 million in asset impairment charges relating to low-yielding banana plants in the Philippines.

Asset impairments and other charges (credits), net, for the first six months of 2019 were comprised of the following:

•$0.5 million in contract termination charges related to our decision to abandon certain low-yield areas in our banana operations in the Philippines;
•$0.4 million in asset impairment related to our Chilean non-tropical fruit operation; and
•$2.9 million in asset impairment charges related to our equity investment in Purple Carrot.

Operating Income. Operating income decreased by $47.6 million from $98.5 million in the first six months of 2019 to $50.9 million for the first six months of 2020. The decrease in operating income was due to lower gross profit and lower gain on disposal of property, plant and equipment, partially offset by lower selling, general and administrative expenses and lower asset impairments and other charges (credits), net.

Interest Expense. Interest expense decreased by $2.8 million from $13.8 million for the first six months of 2019 to $11.0 million for the first six months of 2020 principally due to lower interest rates and lower average debt balances.

Other (Expense) Income, Net. Other (expense) income, net, was expense of $(4.4) million for the first six months of 2020 as compared with other income of $8.4 million for the first six months of 2019. The change in other (expense) income, net, of $12.8 million was principally attributable to a net gain of $16.7 million as a result of the settlement of a business transaction litigation that was recorded during the first six months of 2019. Partially offsetting the increase in other expense were higher foreign exchange losses during the first six months of 2019 as compared with the first six months of 2020.

Provision for Income Taxes. Provision for income taxes was $4.5 million for the first six months of 2020 as compared with $17.1 million for the first six months of 2019. The decrease in the provision for income taxes of $12.6 million is primarily due to lower earnings in certain taxable jurisdictions. The tax provision for the six months ended June 26, 2020 also includes a $1.7 million benefit relating to the NOL carryback provision of the Coronavirus Aid, Relief and Economic Security Act (CARES) Act, which was enacted on March 27, 2020.

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

A summary of our cash flows is as follows:

	Six months ended
	June 26, 2020	June 28, 2019
Summary cash flow information:
Net cash provided by operating activities	110.5	65.0
Net cash used in investing activities	(33.2)	(41.5)
Net cash used in financing activities	(79.4)	(36.3)
Effect of exchange rate changes on cash	0.3	7.7
Net decrease in cash and cash equivalents	(1.8)	(5.1)
Cash and cash equivalents, beginning	33.3	21.3
Cash and cash equivalents, ending	31.5	16.2

Operating Activities

Net cash provided by operating activities was $110.5 million for the first six months of 2020 compared with $65.0 million for the first six months of 2019, an increase of $45.5 million. The increase was primarily attributable to lower payments of accounts payable and accrued expenses due to timing and lower levels of inventory and accounts receivable. Partially offsetting this increase was lower net income for the first six months of 2020 compared with the first six months of 2019.
At June 26, 2020, we had working capital of $452.1 million compared with $488.6 million at December 27, 2019, a decrease of $36.5 million. The decrease in working capital was principally attributable to lower levels of finished goods and growing crop inventories, primarily due to seasonal variations. Partially offsetting this decrease was lower levels of accounts payable and accrued expenses, primarily the result of higher payments to vegetable growers in California during the first six months of 2020.

Investing Activities

Net cash used in investing activities for the first six months of 2020 was $33.2 million compared with $41.5 million for the first six months of 2019. Net cash used in investing activities for the first six months of 2020 primarily consisted of capital expenditures of $35.9 million, partially offset by proceeds from sales of property, plant and equipment of $2.2 million. Capital expenditures for the first six months of 2020 primarily consisted of expansion and improvements to fresh-cut facilities in North America, Europe and Asia; expansion and improvements to our banana and pineapple operations in Central America; and progress payments for the construction of six new refrigerated container ships, one ship of which was received subsequent to the quarter ended June 26, 2020. These capital expenditures for the first six months of 2020 relate to both our banana and fresh and value-added products business segments. Proceeds from the sale of property, plant and equipment for the first six months of 2020 consisted primarily of the sale of surplus land in Chile.

Net cash used in investing activities for the first six months of 2019 primarily consisted of capital expenditures of $70.2 million, partially offset by proceeds from sales of property, plant and equipment of $28.0 million. Capital expenditures for the first six months of 2019 consisted primarily of expenditures for the construction of a new production facility in California related to our fresh-cut and prepared vegetables categories, a new avocado packing and sorting facility in Mexico, a new fresh-cut fruit facility in Japan and progress payments for the construction of the six new refrigerated container ships. Also included in capital expenditures during the first six months of 2019 were expansion and improvements to our banana and pineapple operations in Central America and the Philippines, and expansion and improvements to production and distribution facilities in North America, Kenya and the Middle East related to our fresh and value-added products business segment. Proceeds from the sale of property, plant and equipment for the first six months of 2019 consisted primarily of the sale of a refrigerated vessel and surplus land in Florida.

Financing Activities

Net cash used in financing activities for the first six months of 2020 was $79.4 million compared with $36.3 million for the first six months of 2019. Net cash used in financing activities for the first six months of 2020 primarily consisted of net repayments on debt of $49.8 million, repurchase and retirement of ordinary shares of $20.8 million, and dividends paid of $7.2 million.
Net cash used in financing activities for the first six months of 2019 primarily consisted of net repayments on debt of $24.7 million and repurchase and retirement of ordinary shares of $9.2 million.

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
Pursuant to the terms of the Second A&R Credit Agreement, amounts borrowed under the Revolving Credit Facility accrue interest, at our election, at either (i) the Eurocurrency Rate (as defined in the Second A&R Credit Agreement) plus a margin that ranges from 1.0% to 1.5% or (ii) the Base Rate (as defined in the Second A&R Credit Agreement) plus a margin that ranges from 0% to 0.5%, in each case based on our Consolidated Leverage Ratio (as defined in the Second A&R Credit Agreement). The Second A&R Credit Agreement revised the interest rate grid to provide for five pricing levels for interest rate margins, as compared to three pricing levels in the Prior Credit Facility. At June 26, 2020, we had borrowings of $534.9 million outstanding under the Revolving Credit Facility bearing interest at a per annum rate of 2.10%.  In addition, we pay an unused commitment fee.
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

The Second A&R Credit Agreement requires us to comply with certain financial and other covenants. Specifically, the Second A&R Credit Agreement requires us to maintain a 1) Consolidated Leverage Ratio of not more than 3.50 to 1.00 at any time during any period of four consecutive fiscal quarters, subject to certain exceptions and 2) a minimum Consolidated Interest Coverage Ratio of not less than 2.25 to 1.00 as of the end of any fiscal quarter. Additionally, consistent with the prior credit agreement, the Second A&R Credit Agreement requires us to comply with certain other covenants, including limitations on capital expenditures, stock repurchases, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales, and mergers. However, certain of these covenants were revised under the Second A&R Credit Agreement, including 1) the restricted payments covenant which was revised to permit us to declare or pay cash dividends in any fiscal year up to an amount that does not exceed the greater of (i) an amount equal to the greater of (A) 50% of the Consolidated Net Income (as defined in the Second A&R Credit Agreement) for the immediately preceding fiscal year or (B) $25 million or (ii) the greatest amount which would not cause the Consolidated Leverage Ratio (determined on a pro forma basis) to exceed 3.25 to 1.00 and (2) the restricted payments covenant which was revised to provide an annual allowance for stock repurchases to be an amount not exceeding the greater of (i) $150 million in the aggregate or (ii) the amount that, after giving pro forma effect thereto and any related borrowings, will not cause the Consolidated Leverage Ratio to exceed 3.25 to

1.00. As of June 26, 2020, we were in compliance with all of the financial and other covenants contained in the Second A&R Credit Agreement.

We have a renewable 364-day, $25.0 million commercial and stand-by letter of credit facility with Rabobank Nederland.

At June 26, 2020, we had $588.6 million of borrowing availability under committed working capital facilities, primarily under the Revolving Credit Facility.  At June 26, 2020, we applied $11.6 million to letters of credit under the Rabobank Nederland and Bank of America revolving credit facilities, in respect of certain contingent obligations and other governmental agencies and purchases of equipment and raw material guarantees and other trade related letters of credit.  We also had $18.9 million in other letters of credit and bank guarantees not included in the Rabobank letter of credit or Bank of America revolving credit facilities.

While we believe that our cash on hand, borrowing capacity available under our Revolving Credit Facility, and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months, we cannot predict whether future developments associated with the COVID-19 pandemic will materially adversely affect our long-term liquidity position. During the quarter ended June 26, 2020, we began taking several steps to conserve our liquidity position including reducing our interim cash dividend from ten cents ($0.10) per share in the first quarter of 2020 to five cents ($0.05) per share in the second and third quarters of 2020 and delaying certain of our planned capital expenditures to the second half of 2020 and 2021. Our liquidity assumptions, the adequacy of our available funding sources, and our ability to meet our Credit Facility covenants are dependent on many additional factors, including those set forth in Part II. Item 1A, “Risk Factors” of this quarterly report Form 10-Q.

Contractual Obligations

As of June 26, 2020, there were no other material changes in commitments under contractual obligations, compared to the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 27, 2019.

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K for the fiscal year ended December 27, 2019. There were no material changes to these critical accounting estimates during the second quarter of 2020, except as noted below.

Fair Value Measurements

We are exposed to fluctuations in currency exchange rates against the U.S. dollar on our results of operations and financial condition and we mitigate that exposure by entering into foreign currency forward contracts. Certain of our subsidiaries periodically enter into foreign currency forward contracts in order to hedge portions of forecasted sales or cost of sales denominated in foreign currencies with forward contracts and options, which generally expire within one year. The fair value of our foreign currency cash flow hedges was a net liability position of $0.8 million as of June 26, 2020 compared to a net asset position of $1.0 million as of December 27, 2019 due to relative strengthening or weakening of exchange rates when compared to contracted rates.

We are exposed to fluctuations in variable interest rates on our results of operations and financial condition, and we mitigate that exposure by entering into interest rate swaps, from time to time. During 2018, we entered into interest rate swaps in order to hedge the risk of the fluctuation on future interest payments related to a portion of our variable rate LIBOR-based borrowings through 2028. The fair value of our interest rate swap cash flow hedges was a net liability position of $56.7 million as of June 26, 2020 compared to $30.3 million as of December 27, 2019. The increase in our liability position is due to the relative weakening of variable interest rates when compared to our contracted rates.

We are exposed to fluctuations in bunker fuel prices on our results of operations and financial condition, and we mitigate that exposure by entering into bunker fuel swap agreements which permit us to lock in bunker fuel prices. During the six months ended June 26, 2020, one of our subsidiaries entered into bunker fuel swap agreements in order to hedge portions of our fuel costs incurred by our owned and chartered vessels throughout 2020 and 2021. The fair value of our bunker fuel swap cash flow hedges was a net liability position of $3.1 million as of June 26, 2020. During the quarter ended June 26, 2020, we dedesignated certain portions of our bunker fuel cash flow hedges due to decreases in our forecasted fuel consumption for certain fuel types which was partially driven by the delay of the receipt of two of our six new refrigerated container vessels due to the COVID-19 pandemic. The fair value of the dedesignated bunker fuel swap contracts was a net liability position of $0.7 million as of June 26, 2020.

We enter into derivative instruments with counterparties that are highly rated and do not expect a deterioration of our counterparty’s credit ratings; however, the deterioration of our counterparty’s credit ratings would affect the Consolidated Financial Statements in the recognition of the fair value of the hedges that would be transferred to earnings as the contracts settle. We expect that a net loss of $2.0 million will be transferred to earnings during the next 12 months and the remaining net loss of $57.8 million over a period of 8 years, along with the earnings effect of the related forecasted transactions.

The fair value of the banana reporting unit's goodwill and the prepared food reporting unit's goodwill and remaining trade names and trademarks are highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets. We disclosed the sensitivity related to the banana reporting unit's goodwill and the prepared food reporting unit's goodwill and trade names and trademarks in our annual financial statements included in our Annual Report on Form 10-K for the year ended December 27, 2019. In the quarter ended June 26, 2020, we did not record impairment charges associated with these reporting units or trade names and trademarks, however we continue to monitor their performance.

Potential impairment exists if the fair value of a reporting unit to which goodwill has been allocated is less than the carrying value of the reporting unit. The amount of the impairment to recognize, if any, is calculated as the amount by which the carrying value of goodwill exceeds its implied fair value. Future changes in the estimates used to conduct our impairment review, including revenue projections, market values and changes in the discount rate used, could cause the analysis to indicate that our goodwill or trade names and trademarks are impaired in subsequent periods and result in a write-off of a portion or all of goodwill or trade names and trademarks. We cannot predict whether future developments associated with the COVID-19 pandemic will result in projected cash flows that lead to impairment of our goodwill or prepared foods trade names and trademarks.

New Accounting Pronouncements

Please refer to Note 2 to the accompanying unaudited consolidated financial statements for a discussion of recent accounting pronouncements.

Seasonality

Interim results are subject to significant variations and may not be indicative of the results of operations that may be expected for the entire 2020 fiscal year. See the information under the caption “Seasonality” provided in Item 1. Business, of our Annual Report on Form 10-K for the year ended December 27, 2019.

Forward-Looking Statements

        This report, information included in future filings by us and information contained in written material, press releases and oral statements, issued by or on behalf of us contains, or may contain, statements that constitute forward-looking statements. In this report, these statements appear in a number of places and include statements regarding the intent, beliefs or current expectations of us or our officers (including statements preceded by, followed by or that include the words “believes”, “expects”, “anticipates” or similar expressions) with respect to various matters, including (i) our expectations regarding the negative impact of the COVID-19 pandemic on our business and operating results, (ii) our expectations regarding the timing for resuming certain of our planned capital expenditures, (iii) our intended use of borrowed funds, (iv) our belief that our cash on hand, borrowing capacity available under our Revolving Credit Facility, and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months, (v) our expectations regarding our derivative instruments, including our counterparties’ credit ratings and the anticipated impacts on our financials, (vi) our expectations and estimates regarding certain legal, tax and accounting matters, (vii) our belief that certain proposed adjustments by taxing authorities’ are without merit and our ability to contest the adjustments, (viii) our expectations concerning the fair value of our interest rate swaps, bunker fuel, and foreign currency cash flow hedges, (ix) our expectations regarding estimated liabilities related to environmental cleanup, and (x) our plans and future performance. These forward-looking statements involve risks and uncertainties. Fresh Del Monte’s actual plans and performance may differ materially from those in the forward-looking statements as a result of various factors, including (i) the impact of the COVID-19 outbreak on our business, suppliers, customers, consumers, employees, and communities, (ii) disruptions or inefficiencies in our operations or supply chain, including any impact of the COVID-19 outbreak, (iii) the duration and spread of the pandemic and related government restrictions and our ability to maintain the safety of our workforce, (iv) our ability to successfully execute our plan to stabilize our core business, diversify our business and transform our business to a value-added business, (v) the impact of governmental trade restrictions, including adverse governmental regulation that may impact our ability to access certain markets such as uncertainty surrounding the withdrawal of the United Kingdom from the European Union (often referred as Brexit), including spillover effects to other Eurozone countries, (vi) our anticipated cash needs in light of our liquidity and the impact of COVID-19 on our liquidity, (vii) the continued ability of our distributors and suppliers to have access to sufficient liquidity to fund their operations, (viii) trends and other factors affecting our financial condition or results of operations from period to period, including changes in product mix, consumer preferences or consumer demand for branded products such as ours; anticipated price and expense levels; the impact of crop disease, such as vascular diseases, one of which is known as Tropical Race 4, or TR4 (also known as Panama Disease), which can destroy banana crops and was recently discovered in Latin America banana plantations, severe weather conditions, such as flooding, or natural disasters, such as earthquakes, on crop quality and yields and on our ability to grow, procure or export our products; our ability to improve our existing quarantine policies and other prevention strategies, as well as find contingency plans, to protect our and our suppliers’ banana crops from vascular diseases; disruptions or issues that impact our production facilities or complex logistics network; the impact of prices for petroleum-based products and packaging materials; and the availability of sufficient labor during peak growing and harvesting seasons, (ix) the impact of pricing and other actions by our competitors, particularly during periods of low consumer confidence and spending levels, (x) the impact of foreign currency fluctuations, (xi) our plans for expansion of our business (including through acquisitions) and cost savings, (xii) our ability to successfully integrate acquisitions into our operations, (xiii) the impact of impairment or other charges associated with exit activities, crop or facility damage or otherwise, (xiv) the timing and cost of resolution of pending and future legal and environmental proceedings or investigations, (xv) the impact of changes in tax accounting or tax laws (or interpretations thereof), and the impact of settlements of adjustments proposed by the Internal Revenue Service or other taxing authorities in connection with our tax audits, (xvi) the cost and other implications of changes in regulations applicable to our business, including potential legislative or regulatory initiatives in the United States or elsewhere directed at mitigating the effects of climate change, (xvii) damage to our reputation or brand names or negative publicity about our products, (xviii) exposure to product liability claims and associated regulatory and legal actions, product recalls, including the continuing impact of the 2019 Mann Packing product recall, or other legal proceedings relating to our business and (xix) our ability to successfully manage the risks associated with international operations. All forward-looking statements in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward- looking statements. Our plans and performance may also be affected by the factors described in Item 1A-“Risk Factors” in this report and our Annual Report on Form 10-K for the year ended December 27, 2019 along with other reports that we have on file with the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Except as presented below, there have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K for the year ended December 27, 2019.

Our shipping operations expose us to the risk of rising fuel prices. To reduce the risk of rising fuel prices, we entered into bunker fuel swap agreements during the six months ended June 26, 2020 that allow us to lock in fuel prices throughout 2020 and 2021. Bunker fuel swap agreements can offset increases in market fuel prices or can result in higher costs from declines in market fuel prices, but in either case reduce the volatility of changing fuel prices in our results. We designated our bunker fuel swap agreements as cash flow hedges.

A cash flow hedge requires that the change in the fair value of the derivative instrument be recognized in other comprehensive (loss) income, a component of shareholders’ equity, and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. The fair value of our bunker fuel swap cash flow hedges was a net liability of $3.1 million as of June 26, 2020. During the quarter ended June 26, 2020, we dedesignated certain portions of our bunker fuel cash flow hedges due to decreases in our forecasted fuel consumption for certain fuel types which was partially driven by the delay of the receipt of two of our six new refrigerated container vessels due to the COVID-19 pandemic. The fair value of the dedesignated bunker fuel swap contracts was a net liability of $0.7 million as of June 26, 2020.

The results of a hypothetical 10% increase or decrease in underlying market fuel prices would correspondingly change the fair value of our bunker fuel swap contracts by $4.7 million as of June 26, 2020. This calculation assumes that each market price would change in the same direction. Fluctuations in the related bunker fuel swap contracts may change by more or less than this amount based upon further fluctuations in futures prices. Our sensitivity analysis of the effects of changes in market fuel prices does not factor in a potential change in fuel consumption.
For more information, see Note 13.  "Derivative Financial Instruments" to the Consolidated Financial Statements included in Part I, Item 1. Financial Statements.

Item 4.  Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 26, 2020. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Such officers also confirm that there were no changes to our internal control over financial reporting during the quarter ended June 26, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The COVID-19 pandemic and resulting worldwide economic conditions are adversely affecting, and will continue to adversely affect, our business operations, financial condition, results of operations, and cash flows.

In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This virus continues to spread globally and in March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. The COVID-19 pandemic began to have a material adverse impact on our results of operations in the six months ended June 26, 2020, and we expect it to continue to adversely affect our business.

For example, in the first quarter of 2020, the COVID-19 pandemic resulted in service cancellations and containers that were unable to clear at certain of our Chinese ports. As a result, we had to redirect our products to markets such as Japan, Korea, and Hong Kong which adversely affected our results of operations due to oversupply in these markets. Additionally, government imposed mandatory closures and restrictions across various of our key global markets have resulted in volatile supply and demand conditions, primarily of our higher price point products such as pineapples, avocados, and fresh-cut fruit and vegetables as well as reduced demand in our foodservice distribution channel. As a result of these circumstances, the COVID-19 pandemic had a negative impact on net sales in the six months ended June 26, 2020, resulting in an estimated $159.0 million in lost sales in our fresh and value-added products and banana segments, as compared to our original expectations for these segments which were developed prior to the pandemic. We also recorded $18.6 million of other product-related charges which principally include inventory write-offs resulting from the reduced demand for certain of our products in the six months ended June 26, 2020, which are presented in cost of products sold in our Consolidated Statement of Operations. We expect that volatility in the supply and demand for our products and reduced demand in our foodservice distribution channel will continue to adversely impact our results of operations in the third quarter of 2020. The extent of the impact of the COVID-19 pandemic on our financial performance, including our ability to execute our strategic initiatives, will depend on future developments, including the duration and spread of the pandemic and related government restrictions, all of which are uncertain and cannot be predicted. Additionally, if the COVID-19 pandemic results in a global recession, the negative impacts of the pandemic on our operating results may worsen or be prolonged.

In addition, our ability to continue to supply our products is highly dependent on our workforce which is a key component of our vertically integrated network, including our workers involved in the growing, harvesting, transportation and distribution of our products. Our ability to maintain the safety of our workforce may be significantly impacted by individuals contracting or being exposed to COVID-19, and our operations and financial results may be negatively affected as a result. While we are following the requirements of governmental authorities and taking additional preventative and protective measures to ensure the safety of our workforce, including implementing remote working arrangements across our administrative offices and varying procedures and protocols at various facilities, such as implementation of social distancing, thermal screenings, the use of protective screens and face masks, and imposing visitor and travel restrictions, we cannot be certain that these measures will be successful in ensuring the health of our workforce. For example, during the quarter ended June 26, 2020, some of our workers contracted the COVID-19 virus, which resulted in temporary closures, reduced production hours, increased cleaning and logistical costs, as well as an adverse impact on our net sales due to the perishability of our products. Additional workforce disruptions of this nature may significantly impact our ability to maintain our operations and may adversely affect our financial results. Staffing shortages or employee relations issues related to COVID-19 may lead to increased compensation expenses. We may also experience additional costs related to increased workers’ compensation claims, health and safety inspections and group health insurance expenses as a result of the COVID-19 pandemic. We may also be subject to lawsuits from employees and others exposed to COVID-19 at our production and other facilities. Such actions may involve large demands, as well as substantial defense costs. Our professional and general liability insurance may not cover all claims against us. In addition, our operations and financial results may be further adversely affected by federal or state laws, regulations, orders, or other governmental or regulatory actions addressing the current COVID-19 pandemic which could result in direct or indirect restrictions on our business, potentially adversely affecting our financial condition, results of operations and cash flows.

The COVID-19 pandemic may have an adverse impact on our liquidity and capital resources.

Our ability to meet our financial obligations will depend on our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, some of which are beyond our control. For example, with the COVID-19 pandemic, our operating results in the six months ended June 26, 2020 were materially adversely impacted. While we believe that currently, our cash flows from operations and sources of funding, including available credit under our existing credit facilities, will sufficiently support our liquidity needs, we cannot predict whether future developments associated with the COVID-19 pandemic will materially adversely affect our long-term liquidity position. During the quarter ended June 26, 2020, we began taking several steps to conserve our liquidity position including reducing our interim cash dividend from ten cents ($0.10) per share in the first quarter of 2020 to five cents ($0.05) per share in the second and third quarters of 2020 and delaying certain of our planned capital expenditures to the second half of 2020 and 2021. In the event of a sustained market deterioration, we may need additional liquidity which would require us to evaluate available alternative strategies such as selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital, strategies of which could be unsuccessful.

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

The recent COVID-19 pandemic negatively impacted results in our banana reporting unit and of certain of our prepared food products in the six months ended June 26, 2020, where actual cash flows were below the estimates included in our 2019 annual impairment tests of our banana goodwill and prepared food trade names and trademarks. In addition, certain definite-lived intangible assets related to our fresh and value-added products segment are sensitive to changes in estimated cash flows. Given the uncertainty surrounding the pandemic, we cannot predict whether future developments associated with COVID-19 will result in projected cash flows that lead to impairment of our goodwill and other intangible assets. If incurred, future impairment of our goodwill and other intangible assets could have a material adverse effect on our financial condition and results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our purchases of ordinary shares during the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
March 28, 2020 through April 30, 2020	162,251	$26.84	162,251	$250,349,572
May 1, 2020 through May 31, 2020	387,585	$22.25	387,585	$241,725,806
June 1, 2020 through June 26, 2020	—	$—	—	$241,725,806
Total	549,836	$23.60	549,836	$241,725,806

(1)For the quarter ended June 26, 2020, there were 549,836 ordinary shares repurchased and retired.
(2)On February 21, 2018, our Board of Directors approved a three-year stock repurchase program of up to $300 million of our ordinary shares.

Item 6.  Exhibits

31.1**	Certification of Chief Executive Officer filed pursuant to 17 CFR 240.13a-14(a).

31.2**	Certification of Chief Financial Officer filed pursuant to 17 CFR 240.13a-14(a).

32*	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 17 CFR 240.13a-14(b) and 18 U.S.C. Section 1350.

101.INS***	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH***	Inline XBRL Taxonomy Extension Schema Document.

101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
_____________________
* Furnished herewith.
** Filed herewith.
*** Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 26, 2020 and December 27, 2019, (ii) Consolidated Statements of Operations for the quarters and six months ended June 26, 2020 and June 28, 2019, (iii) Consolidated Statements of Comprehensive Income for the quarters and six months ended June 26, 2020 and June 28, 2019, (iv) Consolidated Statements of Cash Flows for the six months ended June 26, 2020 and June 28, 2019, (v) Consolidated Statements of Shareholders' Equity and Redeemable Noncontrolling Interest for the quarters and six months ended June 26, 2020 and June 28, 2019 and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fresh Del Monte Produce Inc.

Date:	July 29, 2020	By:	/s/ Youssef Zakharia
Youssef Zakharia
President & Chief Operating Officer

		By:	/s/ Eduardo Bezerra
Eduardo Bezerra
Senior Vice President & Chief Financial Officer