Form 10-Q
period 2020-09-25
FRESH DEL MONTE PRODUCE INC
filed 2020-10-28
CIK 1047340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
———————————
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2020
OR
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

As of October 16, 2020, there were 47,366,877 ordinary shares of Fresh Del Monte Produce Inc. issued and outstanding.

Page
PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets (unaudited) as of September 25, 2020 and December 27, 2019.	1

Consolidated Statements of Operations (unaudited) for the quarters ended September 25, 2020 and September 27, 2019.	2

Consolidated Statements of Comprehensive Income (unaudited) for the quarters ended September 25, 2020 and September 27, 2019.	3

Consolidated Statements of Cash Flows (unaudited) for the quarters ended September 25, 2020 and September 27, 2019.	4

Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest (unaudited) for the quarters ended September 25, 2020 and September 27, 2019.	5

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3. Quantitative and Qualitative Disclosures About Market Risk	48

Item 4. Controls and Procedures	49

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	49

Item 1A. Risk Factors	50

Item 6. Exhibits	53

Signatures	54

PART I: FINANCIAL INFORMATION

Item 1.        Financial Statements
1

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)
(U.S. dollars in millions, except share and per share data)

	September 25, 2020	December 27, 2019
Assets
Current assets:
Cash and cash equivalents	$14.0	$33.3
Trade accounts receivable, net of allowance of $20.7 and $19.6, respectively	341.4	363.9
Other accounts receivable, net of allowance of $3.0 and $3.4, respectively	72.0	75.1
Inventories, net	500.5	551.8
Assets held for sale	35.4	7.6
Prepaid expenses and other current assets	26.7	19.8
Total current assets	990.0	1,051.5

Investments in and advances to unconsolidated companies	1.9	1.9
Property, plant and equipment, net	1,398.6	1,403.2
Operating lease right-of-use assets	165.6	162.1
Goodwill	423.6	423.7
Intangible assets, net	152.3	158.2
Deferred income taxes	101.2	100.3
Other noncurrent assets	48.2	49.0
Total assets	$3,281.4	$3,349.9
Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued expenses	$504.7	$522.2
Current maturities of debt and finance leases	0.3	0.3
Current maturities of operating leases	30.4	32.5
Income taxes and other taxes payable	13.8	7.9
Total current liabilities	549.2	562.9

Long-term debt and finance leases	510.8	586.8
Retirement benefits	100.7	98.1
Deferred income taxes	123.9	129.5
Operating leases, less current maturities	107.3	102.7
Other noncurrent liabilities	97.6	70.9
Total liabilities	1,489.5	1,550.9
Commitments and contingencies (See note 9)
Redeemable noncontrolling interest	50.5	55.3
Shareholders' equity:
Preferred shares, $0.01 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.01 par value; 200,000,000 shares authorized; 47,366,877 and 48,014,628 issued and outstanding, respectively	0.5	0.5
Paid-in capital	531.8	531.4
Retained earnings	1,275.2	1,252.7
Accumulated other comprehensive loss	(89.4)	(65.4)
Total Fresh Del Monte Produce Inc. shareholders' equity	1,718.1	1,719.2
Noncontrolling interests	23.3	24.5
Total shareholders' equity	1,741.4	1,743.7
Total liabilities, redeemable noncontrolling interest and shareholders' equity	$3,281.4	$3,349.9
See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(U.S. dollars in millions, except share and per share data)

	Quarter ended		Nine months ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Net sales	$989.7	$1,070.2	$3,200.0	$3,463.8
Cost of products sold	922.4	994.0	2,985.5	3,194.9
Gross profit	67.3	76.2	214.5	268.9
Selling, general and administrative expenses	44.1	51.3	142.4	150.9
Gain (loss) on disposal of property, plant and equipment, net	(0.1)	6.9	1.5	16.1
Asset impairment and other (credits) charges, net	(3.5)	4.7	(3.8)	8.5
Operating income	26.6	27.1	77.4	125.6
Interest expense	5.1	6.0	16.1	19.8
Interest income	0.4	0.5	0.6	0.7
Other (expense) income, net	(0.8)	(0.5)	(5.2)	7.9
Income before income taxes	21.1	21.1	56.7	114.4
Provision for income taxes	4.9	2.9	9.4	20.0
Net income	$16.2	$18.2	$47.3	$94.4
Less: Net (loss) income attributable to redeemable and noncontrolling interests	(1.2)	0.1	(1.0)	2.1
Net income attributable to Fresh Del Monte Produce Inc.	$17.4	$18.1	$48.3	$92.3
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Basic	$0.37	$0.38	$1.01	$1.91
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Diluted	$0.37	$0.38	$1.01	$1.90
Dividends declared per ordinary share	$0.05	$0.06	$0.20	$0.06
Weighted average number of ordinary shares:
Basic	47,355,918	48,069,733	47,641,712	48,383,625
Diluted	47,427,723	48,116,989	47,731,747	48,483,762

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(U.S. dollars in millions)

	Quarter ended		Nine months ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Net income	$16.2	$18.2	$47.3	$94.4
Other comprehensive (loss) income:
Net unrealized gain (loss) on derivatives, net of tax	0.3	(4.5)	(26.9)	(21.3)
Net unrealized foreign currency translation gain (loss)	6.1	(6.5)	2.5	(6.8)
Net change in retirement benefit adjustment, net of tax	(0.1)	0.3	0.4	0.4
Comprehensive income	$22.5	$7.5	$23.3	$66.7
Less: Comprehensive (loss) income attributable to redeemable and noncontrolling interests	(1.2)	0.1	(1.0)	2.1
Comprehensive income attributable to Fresh Del Monte Produce Inc.	$23.7	$7.4	$24.3	$64.6

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(U.S. dollars in millions)

	Nine months ended
	September 25, 2020	September 27, 2019
Operating activities:
Net income	$47.3	$94.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70.5	72.7
Amortization of debt issuance costs	0.4	0.8
Share-based compensation expense	6.2	7.0
Asset impairments	2.9	8.0
Gain on disposal of property, plant and equipment	(1.5)	(16.1)
Deferred income taxes	(2.9)	6.2
Foreign currency translation adjustment	1.6	(3.8)
Changes in operating assets and liabilities
Receivables	21.9	27.9
Inventories	46.0	25.6
Prepaid expenses and other current assets	(6.8)	3.0
Accounts payable and accrued expenses	(18.0)	(88.5)
Other noncurrent assets and liabilities	6.3	(7.1)
Net cash provided by operating activities	173.9	130.1
Investing activities:
Capital expenditures	(92.9)	(93.5)
Proceeds from sales of property, plant and equipment	9.8	48.0
Proceeds from sale of investment	0.5	0.7
Other investing activities	0.1	—
Net cash used in investing activities	(82.5)	(44.8)
Financing activities:
Proceeds from debt	543.9	684.8
Payments on debt	(618.0)	(757.3)
Distributions to noncontrolling interests, net	(6.3)	(2.4)
Proceeds from stock options exercised	—	1.1
Share-based awards settled in cash for taxes	(0.6)	(1.7)
Dividends paid	(9.6)	(2.9)
Repurchase and retirement of ordinary shares	(20.8)	(17.9)
Net cash used in financing activities	(111.4)	(96.3)
Effect of exchange rate changes on cash	0.7	6.0
Net decrease in cash and cash equivalents	(19.3)	(5.0)
Cash and cash equivalents, beginning	33.3	21.3
Cash and cash equivalents, ending	$14.0	$16.3
Supplemental cash flow information:
Cash paid for interest	$15.6	$18.4
Cash paid for income taxes	$8.3	$8.6
Non-cash financing and investing activities:
Right-of-use assets obtained in exchange for new operating lease obligations	$34.2	$28.6
Retirement of ordinary shares	$20.8	$17.9
Dividends on restricted stock units	$0.4	$0.3
Sale of an investment	$—	$0.6
See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(Unaudited) (U.S. dollars in millions, except share data)

	Ordinary Shares Outstanding	Ordinary Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Fresh Del Monte Produce Inc. Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interest
Balance as of December 27, 2019	48,014,628	$0.5	$531.4	$1,252.7	$(65.4)	$1,719.2	$24.5	$1,743.7	$55.3
Settlement of restricted stock awards	7,374	—	—	—	—	—	—	—	—
Settlement of restricted stock units	150,301	—	—	—	—	—	—	—	—
Share-based payment expense	—	—	2.6	—	—	2.6	—	2.6	—
Cumulative effect adjustment of ASC 326 adoption	—	—	—	(1.2)	—	(1.2)	—	(1.2)	—
Repurchase and retirement of ordinary shares	(291,399)	—	(2.3)	(5.5)	—	(7.8)	—	(7.8)	—
Dividend declared	—	—	0.4	(5.2)	—	(4.8)	—	(4.8)	—
Comprehensive income:
Net income (loss)	—	—	—	13.0	—	13.0	(0.2)	12.8	0.2
Unrealized loss on derivatives, net of tax	—	—	—	—	(30.5)	(30.5)	—	(30.5)	—
Net unrealized foreign currency translation loss	—	—	—	—	(4.5)	(4.5)	—	(4.5)	—
Change in retirement benefit adjustment, net of tax	—	—	—	—	0.5	0.5	—	0.5	—
Comprehensive income (loss)						(21.5)	(0.2)	(21.7)	0.2
Balance as of March 27, 2020	47,880,904	$0.5	$532.1	$1,253.8	$(99.9)	$1,686.5	$24.3	$1,710.8	$55.5
Settlement of restricted stock awards	235	—	—	—	—	—	—	—	—
Settlement of restricted stock units	9,389	—	—	—	—	—	—	—	—
Share-based payment expense	—	—	2.0	—	—	2.0	—	2.0	—
Repurchase and retirement of ordinary shares	(549,836)	—	(3.9)	(9.1)	—	(13.0)	—	(13.0)	—
Dividend declared	—	—	—	(2.4)	—	(2.4)	—	(2.4)	—
Comprehensive income:
Net income (loss)	—	—	—	17.9	—	17.9	0.6	18.5	(0.4)
Unrealized gain on derivatives, net of tax	—	—	—	—	3.3	3.3	—	3.3	—
Net unrealized foreign currency translation gain	—	—	—	—	0.9	0.9	—	0.9	—
Comprehensive income (loss)						22.1	0.6	22.7	(0.4)
Balance as of June 26, 2020	47,340,692	$0.5	$530.2	$1,260.2	$(95.7)	$1,695.2	$24.9	$1,720.1	$55.1
Settlement of restricted stock units	26,185	—	—	—	—	—	—	—	—
Share-based payment expense	—	—	1.6	—	—	1.6	—	1.6	—
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(5.0)
Dividend declared	—	—	—	(2.4)	—	(2.4)	—	(2.4)	—
Comprehensive income:
Net income (loss)	—	—	—	17.4	—	17.4	(1.6)	15.8	0.4
Unrealized gain on derivatives, net of tax	—	—	—	—	0.3	0.3	—	0.3	—
Net unrealized foreign currency translation gain	—	—	—	—	6.1	6.1	—	6.1	—
Change in retirement benefit adjustment, net of tax	—	—	—	—	(0.1)	(0.1)	—	(0.1)	—
Comprehensive income (loss)						23.7	(1.6)	22.1	0.4
Balance as of September 25, 2020	47,366,877	$0.5	$531.8	$1,275.2	$(89.4)	$1,718.1	$23.3	$1,741.4	$50.5

 FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(Unaudited) (U.S. dollars in millions, except share data)

	Ordinary Shares Outstanding	Ordinary Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss		Fresh Del Monte Produce Inc. Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interest
Balance as of December 28, 2018	48,442,296	$0.5	$527.1	$1,206.0	$(41.6)		$1,692.0	$25.8	$1,717.8	$51.8
Exercises of stock options	13,250	—	0.2	—	—		0.2	—	0.2	—
Settlement of restricted stock awards	30,891	—	—	—	—		—	—	—	—
Settlement of restricted stock units	165,318	—	—	—	—		—	—	—	—
Share-based payment expense	—	—	4.2	—	—		4.2	—	4.2	—
Cumulative effect adjustment of ASC 842 related to leases	—	—	—	(3.0)	—		(3.0)	—	(3.0)	—
Capital contribution from, distribution to noncontrolling interests	—	—	—	—	—		—	(0.3)	(0.3)	(0.2)
Comprehensive income:
Net income (loss)	—	—	—	36.1	—		36.1	(0.1)	36.0	1.2
Unrealized loss on derivatives, net of tax	—	—	—	—	(4.1)		(4.1)	—	(4.1)	—
Net unrealized foreign currency translation loss	—	—	—	—	(0.8)	—	(0.8)	—	(0.8)	—
Change in retirement benefit adjustment, net of tax	—	—	—	—	(0.1)		(0.1)	—	(0.1)	—
Comprehensive income (loss)							31.1	(0.1)	31.0	1.2
Balance as of March 29, 2019	48,651,755	$0.5	$531.5	$1,239.1	$(46.6)		$1,724.5	$25.4	$1,749.9	$52.8
Exercises of stock options	5,000	—	0.1	—	—		0.1	—	0.1	—
Settlement of restricted stock awards	2,830	—	—	—	—		—	—	—	—
Settlement of restricted stock units	7,077	—	—	—	—		—	—	—	—
Share-based payment expense	—	—	1.9	—	—		1.9	—	1.9	—
Capital contribution from, distribution to noncontrolling interests	—	—	—	—	—		—	(0.1)	(0.1)	0.1
Repurchase and retirement of ordinary shares	(365,569)	—	(2.8)	(6.4)	—		(9.2)	—	(9.2)	—
Comprehensive income:
Net income (loss)	—	—	—	38.1	—		38.1	(0.1)	38.0	0.9
Unrealized loss on derivatives, net of tax	—	—	—	—	(12.7)		(12.7)	—	(12.7)	—
Net unrealized foreign currency translation loss	—	—	—	—	0.5		0.5	—	0.5	—
Change in retirement benefit adjustment, net of tax	—	—	—	—	0.2		0.2	—	0.2	—
Comprehensive income (loss)							26.1	(0.1)	26.0	0.9
Balance as of June 28, 2019	48,301,093	$0.5	$530.7	$1,270.8	$(58.6)		$1,743.4	$25.2	$1,768.6	$53.8
Exercises of stock options	32,000	—	0.8	—	—		0.8	—	0.8	—
Settlement of restricted stock units	38,869	—	—	—	—		—	—	—	—
Share-based payment expense	—	—	0.9	—	—		0.9	—	0.9	—
Capital contribution from, distribution to noncontrolling interests	—	—	—	—	—		—	(0.1)	(0.1)	—
Repurchase and retirement of ordinary shares	(357,493)	—	(2.6)	(6.1)	—		(8.7)	—	(8.7)	—
Dividend declared	—	—	0.3	(3.1)	—		(2.8)	—	(2.8)	—
Comprehensive income:
Net income (loss)	—	—	—	18.1	—		18.1	(1.3)	16.8	1.4
Unrealized loss on derivatives, net of tax	—	—	—	—	(4.5)		(4.5)	—	(4.5)	—
Net unrealized foreign currency translation loss	—	—	—	—	(6.5)		(6.5)	—	(6.5)	—
Change in retirement benefit adjustment, net of tax	—	—	—	—	0.3		0.3	—	0.3	—
Comprehensive income (loss)							7.4	(1.3)	6.1	1.4
Balance at September, 27, 2019	48,014,469	$0.5	$530.1	$1,279.7	$(69.3)		$1,741.0	$23.8	$1,764.8	$55.2
See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  General

Reference in this Report to "Fresh Del Monte", “we”, “our” and “us” and the “Company” refer to Fresh Del Monte Produce Inc. and its subsidiaries, unless the context indicates otherwise.

We were incorporated under the laws of the Cayman Islands in 1996 and are engaged primarily in the worldwide production, marketing, and distribution of high-quality fresh and fresh-cut fruit and vegetables, as well as a leading producer and distributor of prepared fruit and vegetables, juices, beverages and snacks in Europe, Africa and the Middle East. Our major sales markets are organized as follows: North America, Europe (which includes Kenya), the Middle East (which includes North Africa) and Asia.

We source our fresh produce products primarily from Central and South America, Africa, and the Philippines. We can also produce, market and distribute certain prepared food products in North America based on our agreement with Del Monte Pacific Limited and its subsidiary Del Monte Foods, Inc. We source our prepared food products from Africa, Europe, the Middle East, and North America.  Our products are sourced from company-owned operations, through joint venture arrangements and through supply contracts with independent growers. We have the exclusive right to use the Del Monte® brand for fresh fruit, fresh vegetables and other fresh and fresh-cut produce and certain other specified products on a royalty-free basis under a worldwide, perpetual license from Del Monte Corporation, an unaffiliated company that owns the Del Monte® trademark. We are also a producer, marketer and distributor of prepared fruit and vegetables, juices and snacks and, we hold a perpetual, royalty-free license to use the Del Monte® brand for prepared foods throughout Europe, Africa, the Middle East and certain Central Asian countries. Del Monte Corporation and several other unaffiliated companies manufacture, distribute and sell under the Del Monte® brand canned or processed fruit, vegetables and other produce, as well as dried fruit, snacks and other products in certain geographic regions. We can also produce, market and distribute certain prepared food products in North America utilizing the Del Monte® brand. We have entered into an agreement with Del Monte Foods, Inc. to jointly produce, market and sell prepared, chilled and refrigerated (i) juices, (ii) cut-fruit and (iii) avocado/guacamole products produced using high pressure technology.

The accompanying unaudited Consolidated Financial Statements for the quarter and nine months ended September 25, 2020 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for fair presentation have been included. Operating results for the quarter and nine months ended September 25, 2020 are subject to significant seasonal variations and are not necessarily indicative of the results that may be expected for the year ending January 1, 2021. For further information, refer to the Consolidated Financial Statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 27, 2019.

Certain reclassification of prior period balances have been made to conform to current presentation. Specifically, our segment data disclosures for the quarter and nine months ended September 27, 2019 have been adjusted to reflect a reclassification of cost of products sold between our banana and fresh and value-added products segments as the result of a refinement in our overhead costs allocation methodology. Refer to Note 12.  "Business Segment Data" for further information on our segment disclosures.
Our Consolidated Statement of Operations for the quarter ended September 27, 2019 reflects a $1.5 million adjustment to correct the presentation of payroll and payroll-related costs associated with sales personnel from cost of products sold to selling, general, and administrative expenses. For the nine months ended September 27, 2019, the adjustment from cost of products sold to selling, general, and administrative expenses is $4.6 million. This reclassification adjustment was identified in connection with an internal reorganization of our sales force and is not material to our Consolidated Financial Statements. The total adjustment from cost of products sold to selling, general, and administrative expenses for the year ended December 27, 2019 is $5.8 million, and our Consolidated Statement of Operations for the respective year will be reflected accordingly in our future filings with the Securities and Exchange Commission ("SEC"). Refer to Note 12.  "Business Segment Data" for further information.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

1.  General (continued)

We are required to evaluate events occurring after September 25, 2020 for recognition and disclosure in the unaudited Consolidated Financial Statements for the quarter and nine months ended September 25, 2020. Events are evaluated based on whether they represent information existing as of September 25, 2020, which require recognition in the unaudited Consolidated Financial Statements, or new events occurring after September 25, 2020, which do not require recognition but require disclosure if the event is significant to the unaudited Consolidated Financial Statements. We evaluated events occurring subsequent to September 25, 2020 through the date of issuance of these unaudited Consolidated Financial Statements.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)
3.  Asset Impairment and Other (Credits) Charges, Net

The following represents a summary of asset impairment and other (credits) charges, net recorded during the quarters and nine months ended September 25, 2020 and September 27, 2019 (U.S. dollars in millions):

	Quarter ended			Nine months ended
	September 25, 2020			September 25, 2020
	Long-lived and other asset impairment	Exit activity and other (credits) charges	Total	Long-lived and other asset impairment	Exit activity and other (credits) charges	Total
Banana segment:
California Air Resource Board settlement(1)	$—	$—	$—	$—	$1.3	$1.3
Philippine asset impairment of low-yield areas	0.1	—	0.1	0.8	—	0.8
Fresh and value-added products segment:
California Air Resource Board settlement(1)	—	—	—	—	0.7	0.7
Impairment of production facilities(2)	—	—	—	2.1	—	2.1
Insurance recovery related to product recall(3)	—	(4.4)	(4.4)	—	(10.4)	(10.4)
North America reorganization charges(4)	—	0.8	0.8	—	1.5	1.5
Other fresh and value-added products segment charges	—	—	—	—	0.2	0.2
Total asset impairment and other (credits) charges, net	$0.1	$(3.6)	$(3.5)	$2.9	$(6.7)	$(3.8)

	Quarter ended			Nine months ended
	September 27, 2019			September 27, 2019
	Long-lived and other asset impairment	Exit activity and other (credits) charges	Total	Long-lived and other asset impairment	Exit activity and other (credits) charges	Total
Banana segment:
Philippine asset impairment of low-yield areas	$4.7	$—	$4.7	$4.7	$—	$4.7
Philippine exit activities of certain low-yield areas	—	—	—	—	0.5	0.5
Fresh and value-added products segment:
Impairment of equity investment(5)	—	—	—	2.9	—	2.9
Other fresh and value-added products segment charges	—	—	—	0.4	—	0.4
Total asset impairment and other (credits) charges, net	$4.7	$—	$4.7	$8.0	$0.5	$8.5

(1) $2.0 million charge for the nine months ended September 25, 2020 relating to a settlement with the California Air Resource Board. This charge relates to both our banana and fresh and value-added products segments. Refer to Note 9.  "Commitments and Contingencies" for further information regarding this matter.
(2) $2.1 million asset impairment charges for the nine months ended September 25, 2020 related to impairment of production facilities in North America and Europe.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

3.  Asset Impairment and Other (Credits) Charges, Net (continued)

(3) $(10.4) million insurance recovery for the nine months ended September 25, 2020 related to a voluntary recall of vegetable products in North America which was announced in the fourth quarter of 2019.
(4) $1.5 million charge for the nine months ended September 25, 2020 related to severance expenses incurred in connection with the reorganization of our sales and marketing function in North America.
(5) $2.9 million impairment of equity investment for the nine months ended September 27, 2019 related to our 10% equity ownership interest in Three Limes, Inc., d/b/a The Purple Carrot.

4. Income Taxes

In connection with a current examination of the tax returns in two foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing aggregating approximately $145.8 million (including interest and penalties) for tax years 2012 through 2016. We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities as we believe that the proposed adjustments are without technical merit.

On September 10, 2020, we were notified that we lost our final appeal at the Administrative level in one of the foreign jurisdictions under audit for the years 2012-2015. We have filed a request for an injunction in the judicial courts which would defer payment, if any, until the end of the judicial process. Additionally, we also intend to file an administrative injunction with the Tax Administration.

In parallel with the administrative procedure, we had filed an appeal in judicial court on April 30, 2020. We strongly believe we will prevail at the judicial level. If not, we will appeal to the Supreme Court. We will continue to vigorously contest the adjustments and expect to exhaust all administrative and judicial remedies necessary in both jurisdictions to resolve the matters, which could be a lengthy process.

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

Provision for income taxes was $9.4 million for the first nine months of 2020 compared to $20.0 million for the first nine months of 2019. The decrease in the provision for income taxes of $10.6 million is primarily due to lower earnings in certain taxable jurisdictions. The tax provision for the first nine months of 2020 also includes a $1.7 million benefit relating to the NOL carryback provision of the Coronavirus Aid, Relief and Economic Security Act (CARES) Act, which was enacted on March 27, 2020.

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

Trade Receivables

Trade receivables as of September 25, 2020 were $341.4 million, net of an allowance of $20.7 million. Our allowance for trade receivables consists of two components: a $10.1 million allowance for credit losses and a $10.6 million allowance for customer claims accounted for under the scope of ASC 606 - Revenue Recognition.

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

The table below presents a rollforward of our trade receivable allowance for credit losses for the nine months ended September 25, 2020.

Nine months ended
Trade Receivables	September 25, 2020
Allowance for credit losses:
Balance, beginning of period(1)	$8.9
Provision for uncollectible amounts(2)	1.2
Deductions to allowance related to write-offs	—
Recoveries of amounts previously written off	—
Balance, end of period	$10.1

(1) Beginning balance includes $1.0 million increase reflecting the impact of our adoption of ASC 326 on the first day of fiscal 2020. See Note 2. "Recently Issued Accounting Pronouncements" for additional information.

(2) Provision for the nine months ended September 25, 2020 includes $0.5 million of estimated trade receivable credit losses primarily relating to our foodservice customer base as a direct result of the COVID-19 pandemic. Given the developments surrounding the pandemic, including the government imposed mandatory closures and social distancing initiatives, we revised our receivable pools to separately identify our foodservice customers and judgmentally adjusted our historical loss rates to account for the current circumstances which are negatively impacting their financial condition. While the provision included in our operating results reflects our best estimate as of September 25, 2020, there are significant uncertainties about what the effects of the COVID-19 pandemic will ultimately be.

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

The following table details the advances to growers and suppliers based on their credit risk profile (U.S. dollars in millions):

	September 25, 2020		December 27, 2019
	Current Status	Past-Due	Current Status	Past-Due
Gross advances to growers and suppliers	$34.0	$4.8	$33.8	$8.3

The allowance for advances to growers and suppliers and the related financing receivables for the nine months ended September 25, 2020 and September 27, 2019 were as follows (U.S. dollars in millions):

	Nine months ended
	September 25, 2020	September 27, 2019
Allowance for advances to growers and suppliers:
Balance, beginning of period(1)	$2.3	$2.8
Provision for uncollectible amounts	(0.1)	—
Deductions to allowance related to write-offs	(0.1)	—
Balance, end of period	$2.1	$2.8

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

Stock-based compensation expense related to stock options, restricted stock awards ("RSAs"), restricted stock units ("RSUs") and performance stock units ("PSUs") is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and is comprised as follows (U.S. dollars in millions):

	Quarter ended		Nine months ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
RSUs/PSUs	$1.6	$0.9	$5.9	$6.0
RSAs	—	—	0.3	1.0
Total	$1.6	$0.9	$6.2	$7.0

We received no proceeds from the exercise of stock-based options for the nine months ended September 25, 2020 and $1.1 million for the nine months ended September 27, 2019.

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

The following table lists RSAs awarded under the 2014 plan for the nine months ended September 25, 2020 and September 27, 2019:

Date of award	Shares of restricted stock awarded	Price per share
For the nine months ended September 25, 2020
April 10, 2020	235	$32.00
January 2, 2020	7,374	34.42
For the nine months ended September 27, 2019
May 1, 2019	2,830	29.44
January 2, 2019	30,891	28.32

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

The fair market value for RSUs and PSUs is based on the closing price of our stock on the award date. Forfeitures are recognized as they occur.

The following table lists the various RSUs and PSUs awarded under the 2014 Plan for the nine months ended September 25, 2020 and September 27, 2019:

Date of Award	Type of award	Units awarded	Price per share
For the nine months ended September 25, 2020
April 28, 2020	RSU	21,348	$35.13
March 30, 2020	RSU	2,500	29.61
March 23, 2020	RSU	2,500	33.53
March 2, 2020	PSU	86,954	28.74
March 2, 2020	RSU	161,093	28.74
For the nine months ended September 27, 2019
July 31, 2019	PSU	4,250	30.33
March 25, 2019	RSU	5,000	26.55
February 20, 2019	PSU	85,000	27.71
February 20, 2019	RSU	133,750	27.71

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

7.  Inventories, net

Inventories consisted of the following (U.S. dollars in millions):

	September 25, 2020	December 27, 2019
Finished goods	$180.3	$203.5
Raw materials and packaging supplies	152.8	155.8
Growing crops	167.4	192.5
Total inventories, net	$500.5	$551.8

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)
8.  Debt and Finance Lease Obligations

The following is a summary of long-term debt and finance lease obligations (U.S. dollars in millions):

	September 25, 2020	December 27, 2019
Senior unsecured revolving credit facility (see Credit Facility below)	$510.7	$586.6
Finance lease obligations	0.4	0.5
Total debt and finance lease obligations	511.1	587.1
Less: Current maturities	(0.3)	(0.3)
Long-term debt and finance lease obligations	$510.8	$586.8

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

Debt issuance costs of $2.0 million and $2.3 million are included in other noncurrent assets on our Consolidated Balance Sheets as of September 25, 2020 and December 27, 2019, respectively.

We have a renewable 364-day, $25.0 million commercial stand-by letter of credit facility with Rabobank Nederland.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)
8.  Debt and Finance Lease Obligations (continued)

The following is a summary of the material terms of the Credit Facility and other working capital facilities at September 25, 2020 (U.S. dollars in millions):

	Term	Maturity date	Interest rate	Borrowing limit	Available borrowings
Bank of America credit facility	5 years	October 1, 2024	1.56%	$1,100.0	$589.3
Rabobank letter of credit facility	364 days	June 16, 2021	Varies	25.0	13.4
Other working capital facilities	Varies	Varies	Varies	20.2	9.7
				$1,145.2	$612.4

The current margin for LIBOR advances is 1.375%. We intend to use funds borrowed under the Revolving Credit Facility from time to time for general corporate purposes, working capital, capital expenditures and other investment opportunities.

The Second A&R Credit Agreement requires us to comply with financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers. As of September 25, 2020, we were in compliance with all of the covenants contained in the Second A&R Credit Agreement. The Revolving Credit Facility is unsecured and is guaranteed by certain of our subsidiaries. The Revolving Credit Facility permits borrowings under the revolving commitment with an interest rate determined based on our leverage ratio and spread over LIBOR. In addition, we pay a fee on unused commitments.

As of September 25, 2020, we applied $11.6 million to letters of credit under the Rabobank Nederland and Bank of America revolving credit facilities, in respect of certain contingent obligations and other governmental agency guarantees, combined with guarantees for purchases of raw materials and equipment and other trade related letters of credit. We also had $18.2 million in other letters of credit and bank guarantees not included in the Rabobank letter of credit or Bank of America revolving credit facilities.

During 2018, we entered into interest rate swaps in order to hedge the risk of the fluctuation on future interest payments related to our variable rate LIBOR-based borrowings from our Revolving Credit Facility. Refer to Note 13, “Derivative Financial Instruments”.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)
9.  Commitments and Contingencies

During the fourth quarter of 2019, our Mann Packing business voluntarily recalled a series of vegetable products sold to select customers in the United States and Canada primarily in our fresh and value-added products segment. The voluntary recall had a negative effect on net sales, primarily of fresh-cut vegetables, and also resulted in approximately $6.0 million of customer claims and customer-related charges and $4.4 million in inventory write-offs during the fourth quarter of 2019. During the nine months ended September 25, 2020, we recognized a $10.4 million insurance recovery associated with the voluntary product recall, presented in asset impairments and other (credits) charges, net in our Consolidated Statement of Operations. Subsequent to the quarter ended September 25, 2020, contingencies associated with the final portion of the insurance claim were resolved and as a result, an additional gain on insurance recovery of $4.6 million will be recognized in our Consolidated Statement of Operations during the fourth quarter of 2020.

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

The estimates associated with the clean-up costs are between $13.2 million and $28.7 million. The estimate on which our accrual is based totals $13.2 million. As of September 25, 2020, $12.9 million was included in other noncurrent liabilities and $0.3 million included in accounts payable and accrued expenses in our Consolidated Balance Sheets for the Kunia Well Site clean-up. We expect to expend approximately $0.4 million in 2020, $1.1 million in 2021 and $0.9 million in each of the years 2022, 2023 and 2024.

California Air Resource Board

On June 8, 2018, the California Air Resource Board (“CARB”) issued a Notice of Violation (“NOV”) to the Company regarding violations of certain California anti-air pollution regulations by ships that were subject to a time charter by the Company from Star Reefers Pool, Inc. (“Star”), an unrelated non-U.S. third party.  In accordance with the terms of the time charter, Star was contractually required to maintain compliance with the CARB requirements, Star’s personnel managed the relevant vessels, Star supplied the crew and Star maintained at all times possession and control of their ships. Pursuant to the terms of the charter agreement, the Company had the temporary right to have its goods loaded and conveyed and made available at the relevant California berth equipment necessary for Star’s compliance with the CARB regulations.  Since receiving the NOV, the Company sought to enforce its contractual rights to have Star engage with CARB regarding potential liability and resolve any open violations.  The Company ultimately terminated its commercial relationship with Star.  While a formal complaint by CARB had not been filed, several tolling agreements had been executed and the Company discussed a settlement of the allegations with CARB directly as liability under the regulations is considered joint and several.  The Company fully cooperated with and assisted CARB in its audits for alleged violations over 2015-2019. On August 2, 2020, after having gone back and forth with respect to the merits raised in its settlement discussions, the Company, without any admission of liability, accepted CARB’s counter-proposal and agreed to pay a civil penalty of $1.0 million and to fund a Supplemental Environmental Project (SEP) entitled Marine Vessel Speed Reduction Incentive Program Phase 2 in the amount of $1.0 million, for a total settlement of $2.0 million. This settlement charge is reflected in asset impairment and other (credits) charges, net in our Consolidated Statement of Operations for the nine months ended September 25, 2020.

Business Litigation

On March 14, 2019, we settled a business transaction litigation matter for $17.0 million in our favor. The settlement resulted in a gain of approximately $16.0 million, net of $1.0 million related to other miscellaneous expenses which is reflected in other (expense) income, net on our Consolidated Statements of Operations for the nine months ended September 27, 2019.

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

We intend to vigorously defend ourselves in all of the above matters.

10.  Earnings Per Share

Basic and diluted net income per ordinary share is calculated as follows (U.S. dollars in millions, except share and per share data):

	Quarter ended		Nine months ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Numerator:
Net income attributable to Fresh Del Monte Produce Inc.	$17.4	$18.1	$48.3	$92.3

Denominator:
Weighted average number of ordinary shares - Basic	47,355,918	48,069,733	47,641,712	48,383,625
Effect of dilutive securities - share-based awards	71,805	47,256	90,035	100,137
Weighted average number of ordinary shares - Diluted	47,427,723	48,116,989	47,731,747	48,483,762

Antidilutive awards (1)	209,405	218,241	209,405	218,241

Net income per ordinary share attributable to Fresh Del Monte Produce Inc.:
Basic	$0.37	$0.38	$1.01	$1.91
Diluted	$0.37	$0.38	$1.01	$1.90

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)
11.  Retirement and Other Employee Benefits

The following table sets forth the net periodic benefit costs of our defined benefit pension plans and post-retirement benefit plans (U.S. dollars in millions):

	Quarter ended		Nine months ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Service cost	$1.6	$1.4	$4.8	$4.1
Interest cost	1.5	1.7	4.4	5.1
Expected return on assets	(0.6)	(0.8)	(1.8)	(2.4)
Amortization of net actuarial loss	0.3	0.1	0.9	0.4
Net periodic benefit costs	$2.8	$2.4	$8.3	$7.2

We provide certain other retirement benefits to certain employees who are not U.S.-based and are not included above. Generally, benefits under these programs are based on an employee’s length of service and level of compensation. These programs are immaterial to our consolidated financial statements. The net periodic benefit costs related to other non-U.S.-based plans is $0.8 million for the quarter ended September 25, 2020 and $0.7 million for the quarter ended September 27, 2019. The net periodic benefit costs related to other non-U.S.-based plans is $2.4 million for the nine months ended September 25, 2020 and $2.2 million for the nine months ended September 27, 2019.

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

•Fresh and value-added products - includes pineapples, fresh-cut fruit, fresh-cut vegetables, melons, vegetables, non-tropical fruit (including grapes, apples, citrus, blueberries, strawberries, pears, peaches, plums, nectarines, cherries and kiwis), other fruit and vegetables, avocados, and prepared foods (including prepared fruit and vegetables, juices, other beverages, and meals and snacks)

•Banana

•Other products and services - includes our ancillary businesses consisting of sales of poultry and meat products, a plastic product business, and third-party freight services

We evaluate performance based on several factors, of which net sales and gross profit by product are the primary financial measures (U.S. dollars in millions):

	Quarter ended
	September 25, 2020		September 27, 2019
Segments:	Net Sales	Gross Profit	Net Sales	Gross Profit
Fresh and value-added products	$600.6	$54.2	$652.9	$53.3
Banana	361.8	10.8	385.8	18.6
Other products and services	27.3	2.3	31.5	4.3
Totals	$989.7	$67.3	$1,070.2	$76.2

	Nine months ended
	September 25, 2020		September 27, 2019
Segments:	Net Sales	Gross Profit	Net Sales	Gross Profit
Fresh and value-added products	$1,897.8	$133.8	$2,107.2	$172.3
Banana	1,218.4	74.3	1,257.3	90.2
Other products and services	83.8	6.4	99.3	6.4
Totals	$3,200.0	$214.5	$3,463.8	$268.9

	Quarter ended		Nine months ended
Net Sales by geographic region:	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
North America	$619.4	$720.8	$1,992.0	$2,286.4
Europe	150.0	140.4	485.2	482.9
Asia	107.9	99.6	355.3	351.4
Middle East	102.7	103.4	329.3	310.5
Other	9.7	6.0	38.2	32.6
Totals	$989.7	$1,070.2	$3,200.0	$3,463.8

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)
12.  Business Segment Data (continued)

Our segment data disclosures for the quarter and nine months ended September 27, 2019 have been adjusted to reflect a reclassification of cost of products sold between our banana and fresh and value-added products segments as the result of a refinement in our overhead cost allocation methodology. This reclassification resulted in an increase to our banana segment gross profit of $1.7 million for the quarter ended September 27, 2019 and $4.4 million for the nine months ended September 27, 2019, and a corresponding decrease in our fresh and value-added products segment gross profit. On a full year basis for the year ended December 27, 2019, the reclassification results in an increase to our banana segment gross profit and corresponding decrease to our fresh and value-added products segment gross profit of $5.6 million and will be reflected accordingly in our future filings with the SEC.

Our segment data disclosures for the quarter ended September 27, 2019 also reflect the impact of a reclassification adjustment to correct the presentation of payroll and payroll-related costs associated with our sales personnel from cost of products sold to selling, general, and administrative expenses. The reclassification adjustment resulted in an increase of $0.4 million to gross profit in our banana segment and an increase of $1.1 million to gross profit in our fresh and value-added products segment for the quarter ended September 27, 2019. For the nine months ended September 27, 2019, the reclassification adjustment resulted in an increase of $1.3 million to gross profit in our banana segment and an increase of $3.3 million to gross profit in our fresh and value-added products segment. For the full year ended December 27, 2019, the adjustment results in an increase to our banana segment gross profit of $1.6 million, and an increase of $4.2 million to our fresh and value-added products segment gross profit. Refer to Note 1. "General" for further information regarding this adjustment.

The following table indicates our net sales by product and the percentage of the total (U.S. dollars in millions):

	Quarter ended				Nine months ended
	September 25, 2020		September 27, 2019		September 25, 2020		September 27, 2019
Fresh and value-added products:
Fresh-cut fruit	$130.4	13%	$144.5	13%	$358.6	11%	$408.2	12%
Fresh-cut vegetables	95.6	10%	122.0	12%	284.8	9%	360.0	10%
Gold pineapples	115.9	12%	102.0	10%	331.9	10%	339.4	10%
Avocados	76.5	8%	98.0	9%	263.5	8%	311.6	9%
Non-tropical fruit	38.1	4%	32.2	3%	175.8	6%	163.1	5%
Prepared foods	67.5	7%	70.4	7%	198.7	6%	210.6	6%
Melons	2.9	—%	5.1	—%	66.8	2%	74.8	2%
Tomatoes	8.6	1%	12.2	1%	32.4	1%	41.1	1%
Vegetables	41.7	4%	45.6	4%	116.1	4%	130.0	4%
Other fruit and vegetables	23.4	2%	20.9	2%	69.2	2%	68.4	2%
Total fresh and value-added products	600.6	61%	652.9	61%	1,897.8	59%	2,107.2	61%
Banana	361.8	36%	385.8	36%	1,218.4	38%	1,257.3	36%
Other products and services	27.3	3%	31.5	3%	83.8	3%	99.3	3%
Totals	$989.7	100%	$1,070.2	100%	$3,200.0	100%	$3,463.8	100%

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

Certain of our derivative instruments contain provisions that require the current credit relationship between us and our counterparty to be maintained throughout the term of the derivative instruments. If that credit relationship changes, certain provisions could be triggered, and the counterparty could request immediate collateralization of derivative instruments in a net liability position above a certain threshold. The aggregate fair value of all derivative instruments with a credit-risk-related contingent feature that are in a liability position on September 25, 2020 is $61.6 million. As of September 25, 2020, no triggering event has occurred and thus we are not required to post collateral.

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

Foreign Currency Hedges

We are exposed to fluctuations in currency exchange rates against the U.S. dollar on our results of operations and financial condition, and we mitigate that exposure by entering into foreign currency forward contracts. Certain of our subsidiaries periodically enter into foreign currency forward contracts in order to hedge portions of forecasted sales or cost of sales denominated in foreign currencies, which generally mature within one year. Our foreign currency hedges were entered into for the purpose of hedging portions of our 2020 and 2021 foreign currency exposure.

The foreign currency forward contracts qualifying as cash flow hedges were designated as single-purpose cash flow hedges of forecasted cash flows.

We had the following outstanding foreign currency forward contracts as of September 25, 2020 (in millions):

Foreign currency contracts qualifying as cash flow hedges:	Notional amount
Euro	EUR	105.8
British pound	GBP	16.4
Japanese yen	JPY	2,749.0
Korean won	KRW	10,465.0

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)
13.  Derivative Financial Instruments (continued)

Bunker Fuel Hedges

We are exposed to fluctuations in bunker fuel prices on our results of operations and financial condition, and we mitigate that exposure by entering into bunker fuel swap agreements which permit us to lock in bunker fuel prices. During the nine months ended September 25, 2020, one of our subsidiaries entered into bunker fuel swap agreements in order to hedge portions of our fuel expenses incurred by our owned and chartered vessels throughout 2020 and 2021. We designated our bunker fuel swap agreements as cash flow hedges.

We had the following outstanding bunker fuel swap contracts as of September 25, 2020:

Bunker fuel swap contracts:	Notional amount
0.5% U.S. Gulf Coast (1)	174,161	barrels
3% U.S. Gulf Coast (1)	90,116	metric tons
0.5% Singapore	42,111	metric tons

(1) During the nine months ended September 25, 2020, we dedesignated portions of our bunker fuel cash flow hedges due to decreases in our forecasted fuel consumption for certain fuel types which was partially driven by the delay of the receipt of three of our six new refrigerated container vessels due to the COVID-19 pandemic. The notional amounts which were dedesignated consisted of 133,855 barrels of fuel related to our 0.5% U.S. Gulf Coast contracts and 63,753 metric tons of fuel related to our 3% U.S. Gulf Coast contracts. When hedges are dedesignated, any changes in fair value of the associated derivatives since the date of dedesignation are recognized in other (expense) income, net. Additionally, in the case that the hedged forecasted fuel consumption is not probable of occurring in the originally specified time period or within the following two months, the related accumulated other comprehensive gain or loss associated with the hedge is reclassified to other (expense) income, net immediately. We recorded a gain of $0.8 million during the quarter ended September 25, 2020 and $0.3 million during the nine months ended September 25, 2020 related to our dedesignated cash flow hedges in other (expense) income, net.

Interest Rate Contracts

We are exposed to fluctuations in variable interest rates on our results of operations and financial condition and we mitigate that exposure by entering into interest rate swaps. We entered into interest rate swaps in order to hedge the risk of the fluctuation on future interest payments related to our variable rate LIBOR-based borrowings through 2028.

Gains or losses on interest rate swaps are recorded in other comprehensive (loss) income and will be subsequently reclassified into earnings as the interest expense on debt is recognized in earnings. At September 25, 2020, the notional value of interest rate contracts outstanding was $400.0 million, with $200.0 million maturing in 2024 and the remaining $200.0 million maturing in 2028. Refer to Note 8, “Debt and Finance Lease Obligations.”

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)
13.  Derivative Financial Instruments (continued)

The following table reflects the fair values of derivative instruments, which are designated as level 2 in the fair value hierarchy, as of September 25, 2020 and December 27, 2019 (U.S. dollars in millions):

	Derivatives designated as hedging instruments (1)
	Foreign exchange contracts		Bunker fuel swaps		Interest rate swaps		Total
Balance Sheet location:	September 25, 2020	December 27, 2019	September 25, 2020	December 27, 2019	September 25, 2020	December 27, 2019	September 25, 2020	December 27, 2019
Asset derivatives:
Prepaid expenses and other current assets	$1.3	$1.7	$0.4	$—	$—	$—	$1.7	$1.7
Total asset derivatives	$1.3	$1.7	$0.4	$—	$—	$—	$1.7	$1.7

Liability derivatives:
Accounts payable and accrued expenses	$4.1	$0.7	$1.1	$—	$—	$—	$5.2	$0.7
Other noncurrent liabilities	—	—	0.9	—	55.1	30.3	56.0	30.3
Total liability derivatives	$4.1	$0.7	$2.0	$—	$55.1	$30.3	$61.2	$31.0

(1) See Note 14, "Fair Value Measurements", for fair value disclosures.

At September 25, 2020, $0.7 million is included in prepaid expenses and other current assets, $0.1 million is included in other noncurrent assets, and $0.4 million is included in accounts payable and accrued expenses for the portions of our bunker fuel swap contracts which are no longer designated as hedging instruments.

We expect that $3.7 million of the net fair value of designated and dedesignated hedges recognized as a net loss in accumulated other comprehensive loss will be transferred to earnings during the next 12 months and the remaining net loss of $55.5 million over a period of 8 years, along with the earnings effect of the related forecasted transactions.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)
13.  Derivative Financial Instruments (continued)

The following table reflects the effect of derivative instruments designated in hedging relationships on the Consolidated Statements of Operations for the quarters and nine months ended September 25, 2020 and September 27, 2019 (U.S. dollars in millions):

Derivatives in cash flow hedging relationships	Amount of gain (loss) recognized in other comprehensive (loss) income on derivatives		Location of (loss) gain reclassified from accumulated other comprehensive loss into income	Amount of gain (loss) reclassified from accumulated other comprehensive loss into income
	Quarter ended			Quarter ended
	September 25, 2020	September 27, 2019		September 25, 2020	September 27, 2019
Foreign exchange contracts	$(1.8)	$1.9	Net sales	$(3.6)	$2.4
Foreign exchange contracts	(0.2)	—	Cost of products sold	(0.1)	0.5
Bunker fuel swaps	0.9	—	Cost of products sold	0.2	—
Interest rate swaps, net of tax	1.4	(7.3)	Interest expense	(2.8)	(0.6)
Total	$0.3	$(5.4)	Total	$(6.3)	$2.3

	Nine months ended			Nine months ended
	September 25, 2020	September 27, 2019		September 25, 2020	September 27, 2019
Foreign exchange contracts	$(3.5)	$3.0	Net sales	$(0.9)	$4.9
Foreign exchange contracts	(0.3)	0.7	Cost of products sold	0.4	1.1
Bunker fuel swaps	(1.3)	—	Cost of products sold	(1.0)	—
Interest rate swaps, net of tax	(21.8)	(28.7)	Interest expense	(6.3)	(1.4)
Total	$(26.9)	$(25.0)	Total	$(7.8)	$4.6

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)
14.  Fair Value Measurements (continued)

The following table provides a summary of the fair values of our derivative financial instruments measured on a recurring basis under the ASC on “Fair Value Measurements and Disclosures” (U.S. dollars in millions):

Fair value measurements
	Foreign currency forward contracts, net (liability) asset		Bunker fuel contracts, net liability (1)		Interest rate contracts, net liability
	September 25, 2020	December 27, 2019	September 25, 2020	December 27, 2019	September 25, 2020	December 27, 2019
Quoted prices in active markets for identical assets (Level 1)	$—	$—	$—	$—	$—	$—
Significant observable inputs (Level 2)	(2.8)	1.0	(1.2)	—	(55.1)	(30.3)
Significant unobservable inputs (Level 3)	—	—	—	—	—	—

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)
14.  Fair Value Measurements (continued)

During the nine months ended September 25, 2020, we performed a comprehensive review of our asset portfolio aimed at identifying non-strategic assets to dispose of while driving further efficiencies in our operations. As a result of the review, we identified certain property, plant, and equipment across various of our regions which we intend to sell over the next 12 months and which met the held for sale criteria as of September 25, 2020. These assets primarily relate to our fresh and value-added products segment. Included in the $35.4 million of assets held for sale as of September 25, 2020 were the following: $19.2 million consists of facilities and related assets in the Middle East and the United States, $7.3 million is related to vacant land located in the Kingdom of Saudi Arabia and Mexico, $4.7 million consists of an office, farm land and associated assets in Chile, $3.4 million consists of farm land and associated assets in Asia and Central America, and the remaining $0.8 million relates to a refrigerated vessel. These assets are recognized at the lower of cost or fair value less cost to sell.

During nine months ended September 25, 2020, we received proceeds of $2.1 million from the sale of surplus land in Chile and recorded a gain on disposal of property, plant and equipment, net of $1.7 million.

Subsequent to the quarter ended September 25, 2020 and in connection with our ongoing asset optimization efforts, we finalized a transaction to sell a Middle East facility and related assets reflected in assets held for sale for a total purchase price of $15.4 million. Pursuant to the terms of the agreement, we received cash proceeds of $7.1 million associated with the sale during the quarter ended September 25, 2020, with the remainder of the purchase price to be collected over a five-year term. The $7.1 million in proceeds is reflected as a liability within accounts payable and accrued expenses in our Consolidated Balance Sheet as of the quarter ended September 25, 2020. Contemporaneously with the closing of the sale, we entered into an operating lease agreement in which we leased back approximately 40% of the facility for a term of six years.

During the first nine months of 2019, we recorded a $2.9 million impairment related to an equity investment. The fair value of this asset is classified as Level 3 in the fair value hierarchy due to the mix of unobservable inputs utilized. During the second quarter of 2019, we sold the equity investment.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)
15.  Accumulated Other Comprehensive Loss

The following table includes the changes in accumulated other comprehensive loss by component under the ASC on “Comprehensive Income” (U.S. dollars in millions):

	Changes in Accumulated Other Comprehensive Loss by Component (1)
	Nine months ended September 25, 2020
	Changes in Fair Value of Cash Flow Hedges		Foreign Currency Translation Adjustment		Retirement Benefit Adjustment	Total
Balance at December 27, 2019	$(25.5)		$(15.8)		$(24.1)	$(65.4)
Other comprehensive (loss) income before reclassifications	(35.1)	(3)	2.5	(2)	(0.5)	(33.1)
Amounts reclassified from accumulated other comprehensive loss	8.2	(4)	—		0.9	9.1
Net current period other comprehensive (loss) income	(26.9)		2.5		0.4	(24.0)
Balance at September 25, 2020	$(52.4)		$(13.3)		$(23.7)	$(89.4)

	Nine months ended September 27, 2019
Balance at December 28, 2018	$(5.8)		$(14.9)		$(20.9)	$(41.6)
Other comprehensive (loss) income before reclassifications	(16.7)	(3)	(6.8)	(2)	—	(23.5)
Amounts reclassified from accumulated other comprehensive loss	(4.6)		—		0.4	(4.2)
Net current period other comprehensive (loss) income	(21.3)		(6.8)		0.4	(27.7)
Balance at September 27, 2019	$(27.1)		$(21.7)		$(20.5)	$(69.3)

(1) All amounts are net of tax and noncontrolling interest.
(2) Includes a gain of $3.4 million and a loss of $0.7 million for the nine months ended September 25, 2020 and nine months ended September 27, 2019, respectively, on intra-entity foreign currency transactions that are of a long-term-investment nature.
(3) Includes a tax effect of $3.2 million and $3.7 million for the nine months ended September 25, 2020 and nine months ended September 27, 2019, respectively. Additionally, includes the bunker fuel swap contracts entered into in the first quarter of 2020. Refer to Note 13, “Derivative Financial Instruments”, for further information on our derivatives.
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

	Amount reclassified from accumulated other comprehensive loss
	September 25, 2020		September 27, 2019
Details about accumulated other comprehensive loss components	Quarter ended	Nine months ended	Quarter ended	Nine months ended	Affected line item in the statement where net income is presented
Changes in fair value of cash flow hedges:
Designated as hedging instruments:
Foreign currency cash flow hedges	$3.6	$0.9	$(2.4)	$(4.9)	Net sales
Foreign currency cash flow hedges	0.1	(0.4)	(0.5)	(1.1)	Cost of products sold
Bunker fuel swaps	(0.2)	1.0	—	—	Cost of products sold
Interest rate swaps	2.8	6.3	0.6	1.4	Interest expense
Bunker fuel swaps no longer designated as hedging instruments	0.3	0.3	—	—	Cost of products sold
Bunker fuel swaps no longer designated as hedging instruments	(0.3)	0.1	—	—	Other (expense) income, net
Total	$6.3	$8.2	$(2.3)	$(4.6)

Amortization of retirement benefits:
Actuarial losses	0.3	0.9	0.1	0.4	Other (expense) income, net
Total	$0.3	$0.9	$0.1	$0.4

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)
16.  Shareholders’ Equity

Our shareholders have authorized 50,000,000 preferred shares at $0.01 par value, of which none are issued or outstanding at September 25, 2020, and 200,000,000 ordinary shares at $0.01 par value, of which 47,366,877 are issued and outstanding at September 25, 2020.

On February 21, 2018, our Board of Directors approved a three-year stock repurchase program of up to $300.0 million of our ordinary shares. We have repurchased $58.3 million of ordinary shares, or 2,294,829 ordinary shares, under the aforementioned repurchase program and retired all the repurchased shares. As of September 25, 2020, we have a maximum dollar value of $241.7 million that we can purchase under the approved stock repurchase program.

Dividend activity is summarized as follows:

Nine months ended
September 25, 2020		September 27, 2019
Dividend Date	Cash Dividend Declared, per Ordinary Share	Dividend Date	Cash Dividend Declared, per Ordinary Share
September 4, 2020	$0.050	September 6, 2019	$0.060
June 5, 2020	0.050
March 27, 2020	0.100

We paid $9.6 million in dividends in the nine months ended September 25, 2020 and $2.9 million in dividends in the nine months ended September 27, 2019.

Subsequent to the quarter ended September 25, 2020, there were no ordinary share repurchases. In addition, on October 27, 2020, our Board of Directors declared a quarterly cash dividend of ten cents $0.10 per share, payable on December 4, 2020 to shareholders of record on November 11, 2020.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are one of the world’s leading vertically integrated producers, marketers and distributors of high-quality fresh and fresh-cut fruit and vegetables, as well as a leading producer and marketer of prepared fruit and vegetables, juices, beverages and snacks in Europe, Africa and the Middle East. We market our products worldwide under the Del Monte® brand, a symbol of product innovation, quality, freshness and reliability since 1892. Our major sales markets are organized as follows: North America, Europe (which includes Kenya), the Middle East (which includes North Africa) and Asia. Our global sourcing and logistics system allows us to provide regular delivery of consistently high-quality produce and value-added services to our customers. Our major producing operations are located in North, Central and South America, Asia and Africa.

Our operations are organized into two reportable segments that represent our primary businesses and one reportable segment that represents our ancillary businesses:

•Fresh and value-added products - includes pineapples, fresh-cut fruit, fresh-cut vegetables, melons, vegetables, non-tropical fruit (including grapes, apples, citrus, blueberries, strawberries, pears, peaches, plums, nectarines, cherries and kiwis), other fruit and vegetables, avocados, and prepared foods (including prepared fruit and vegetables, juices, other beverages, and meals and snacks).

•Banana

•Other products and services - includes our ancillary businesses consisting of sales of poultry and meat products, a plastic product business, and third-party freight services.

Our vision is to inspire healthy lifestyles through wholesome and convenient products. Our strategy is founded on six goals:

COVID-19 Pandemic Impact

In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This virus has spread globally and in March 2020, the World Health Organization declared COVID-19 a pandemic. We have taken various preventative and protective measures in response to the COVID-19 pandemic to support our team members, customers, suppliers, and local communities. At our production facilities where food safety has always been a top priority, we introduced additional operating procedures and safety protocols to include social distancing, thermal screenings and increased cleaning cycles to protect our production teams. We activated our supply chain contingency plans to mitigate any disruptions in our ability to service our customers. Additionally, we implemented remote working arrangements across various of our administrative locations, having as many global employees as possible working remotely. These measures have allowed us to maintain our commitment to providing healthy, convenient and safe Del Monte® branded products around the world during this critical time.

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. The COVID-19 pandemic has had a material adverse impact on our results of operations during the quarter and nine months ended September 25, 2020. Government imposed mandatory closures and restrictions across various of our key global markets have resulted in volatile supply and demand conditions, particularly of our higher price point products such as pineapples, avocados, and fresh-cut fruit and vegetables, as well as reduced demand in our foodservice distribution channel and shifting demand in retail. Additionally, during the first quarter of 2020, our results were negatively impacted by service cancellations and containers that were unable to clear at certain of our Chinese ports. As a result, we had to redirect our products to markets such as Japan, Korea, and Hong Kong which had a negative impact on our financial performance due to oversupply in these markets. In addition to negatively impacting our net sales, the COVID-19 pandemic and related government restrictions have resulted in increased costs for our business, particularly in our farming operations in Central America where we have incurred incremental costs to implement social distancing protocols and more frequent cleaning cycles. We have continued to work collaboratively with our network of third-party growers and suppliers to mitigate the impact of COVID-19 on our supply chain and costs. Furthermore, during the nine months ended September 25, 2020, some of our workers contracted the COVID-19 virus which resulted in a temporary facility closure in one location, reduced production hours, increased cleaning and logistical costs, as well as an adverse impact on our net sales due to the perishability of our products. While we expect the COVID-19 pandemic to continue to negatively impact our operating results, the extent of the impact will depend on future developments, including the duration and spread of the pandemic and related government restrictions, all of which are uncertain and cannot be predicted.

In addition, we cannot predict whether future developments associated with the COVID-19 pandemic will materially adversely affect our long-term liquidity position. We have taken several steps to conserve our liquidity position in response to the pandemic including reducing our quarterly cash dividend from ten cents ($0.10) per share in the first quarter of 2020 to five cents ($0.05) per share in the second and third quarters of 2020 and delaying certain of our planned capital expenditures to 2021. As a result of our improved cash flow, our Board of Directors was able to declare an increased quarterly cash dividend of ten cents ($0.10) per share in the fourth quarter of 2020.

Refer to the "Results of Operations" and “Liquidity and Capital Resources” sections below, as well as Part II. Item 1A, “Risk Factors” for further discussion.

Optimization Program

During the nine months ended September 25, 2020, we performed a comprehensive review of our asset portfolio aimed at identifying non-strategic and underutilized assets to dispose of while reducing costs and driving further efficiencies in our operations (hereon referred to as the “Optimization Program”). As a result of the review, we identified assets across all of our regions which we plan to sell over the next 12 to 18 months for total anticipated cash proceeds of approximately $100 million. These assets primarily consist of underutilized facilities and land, some of which are currently reflected in assets held for sale on our Consolidated Balance Sheet as of the quarter ended September 25, 2020.

Included as part of this Optimization Program is the consolidation of our Mann Packing operations from four facilities into one facility in Gonzales, California. The consolidation of Mann Packing will allow us the unique advantage of processing fresh-cut fruit and fresh-cut vegetables in one facility in the Salinas Valley and will optimize labor and distribution costs. During the quarter ended September 25, 2020, we completed our move to Gonzales which we anticipate will enable us to improve gross profit in our fresh and value-added products segment by approximately $10 million on an annual basis, a benefit which we expect to achieve over the next 12 months.

Income Taxes

In connection with a current examination of the tax returns in two foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing aggregating approximately $145.8 million (including interest and penalties) for tax years 2012 through 2016. We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities as we believe that the proposed adjustments are without technical merit.

On September 10, 2020, we were notified that we lost our final appeal at the Administrative level in one of the foreign jurisdictions under audit for the years 2012-2015. We have filed a request for an injunction in the judicial courts which would defer payment, if any, until the end of the judicial process. Additionally, we also intend to file an administrative injunction with the Tax Administration.

In parallel with the administrative procedure, we had filed an appeal in judicial court on April 30, 2020. We strongly believe we will prevail at the judicial level. If not, we will appeal to the Supreme Court. We will continue to vigorously contest the adjustments and expect to exhaust all administrative and judicial remedies necessary in both jurisdictions to resolve the matters, which could be a lengthy process.

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

Results of Operations

The following tables present for each of the periods indicated (i) net sales by geographic region and (ii) net sales and gross profit by segment, and in each case, the percentage of the total represented thereby (U.S. dollars in millions):

Net sales by geographic region:

	Quarter ended				Nine months ended
Region	September 25, 2020		September 27, 2019		September 25, 2020		September 27, 2019
North America	$619.4	63%	$720.8	67%	$1,992.0	62%	$2,286.4	66%
Europe	150.0	15%	140.4	13%	485.2	15%	482.9	14%
Asia	107.9	11%	99.6	9%	355.3	11%	351.4	10%
Middle East	102.7	10%	103.4	10%	329.3	11%	310.5	9%
Other	9.7	1%	6.0	1%	38.2	1%	32.6	1%
Totals	$989.7	100%	$1,070.2	100%	$3,200.0	100%	$3,463.8	100%

Net sales and gross profit by segment:

	Quarter ended
	September 25, 2020				September 27, 2019
Segment	Net Sales		Gross Profit		Net Sales		Gross Profit
Fresh and value-added products	$600.6	61%	$54.2	81%	$652.9	61%	$53.3	70%
Banana	361.8	36%	10.8	16%	385.8	36%	18.6	24%
Other products and services	27.3	3%	2.3	3%	31.5	3%	4.3	6%
Totals	$989.7	100%	$67.3	100%	$1,070.2	100%	$76.2	100%

	Nine months ended
	September 25, 2020				September 27, 2019
	Net Sales		Gross Profit		Net Sales		Gross Profit
Fresh and value-added products	$1,897.8	59%	$133.8	62%	$2,107.2	61%	$172.3	64%
Banana	1,218.4	38%	74.3	35%	1,257.3	36%	90.2	34%
Other products and services	83.8	3%	6.4	3%	99.3	3%	6.4	2%
Totals	$3,200.0	100%	$214.5	100%	$3,463.8	100%	$268.9	100%

Third Quarter of 2020 Compared with Third Quarter of 2019

Net Sales. Net sales for the third quarter of 2020 were $989.7 million compared with $1,070.2 million for the third quarter of 2019. The decrease in net sales of $80.5 million was attributable to lower net sales in all of our business segments. The COVID-19 pandemic negatively impacted our net sales during the third quarter of 2020 by an estimated $73.0 million in our fresh and value-added products and banana segments, as compared to our third quarter of 2019 performance for these segments. These negative impacts were primarily the result of volatile supply and demand conditions resulting from the pandemic, as well as reduced demand in our foodservice distribution channel and shifting demand in retail due to government imposed mandatory closures and restrictions across various of our key global markets. The effect of government imposed mandatory closures and restrictions and the lack of family gatherings and summer events specifically in North America has significantly reduced demand for many of our fresh and value-added products.

•Fresh and value-added products - Net sales in the fresh and value-added products segment decreased $52.3 million, primarily as a result of lower net sales of fresh-cut vegetables, avocados, fresh-cut fruit, vegetables, and prepared food products. The COVID-19 pandemic negatively affected our net sales of fresh and value-added products by an estimated $56.0 million in the quarter ended September 25, 2020 when compared with our third quarter of 2019 performance for this segment. Partially offsetting the decrease in net sales were increases in sales of pineapples and non-tropical fruit.
◦Net sales of fresh-cut vegetables decreased principally due lower sales volumes as a result of the COVID-19 pandemic which continued to negatively impact demand in our foodservice distribution channel. In addition, our voluntary product recall in the fourth quarter of 2019 continued to adversely affect net sales during the quarter as volumes have not returned to pre-recall levels. Partially offsetting this decrease were higher per unit sales prices.
◦Net sales of avocados decreased primarily due to lower per unit sales prices in North America as a result of normalized industry supplies in the market when compared to the prior year. Partially offsetting this decrease were higher sales volumes as a result of increased capacity due to our new packing plant in Mexico which opened in December 2019.
◦Net sales of fresh-cut fruit decreased principally due to lower sales volumes in North America resulting from the continued impact of the COVID-19 pandemic which resulted in lower demand for our products combined with a shortage of raw materials.
◦Net sales of vegetables decreased primarily in North America due to the effect of the COVID-19 pandemic which continued to negatively impact demand in our foodservice distribution channel. Partially offsetting this decrease were higher per unit sales prices.
◦Net sales of prepared food products decreased principally due to a decrease in sales of meals and snacks as a result of the COVID-19 pandemic, the continuing impact of the 2019 product recall, and product rationalization efforts in our Mann Packing operations in North America which led to the discontinuance of low margin products. Partially offsetting this decrease were higher per unit sales prices of pineapple concentrate due to lower industry supply and higher per unit sales prices of canned pineapple products due to increased customer demand.
◦Net sales of pineapples increased primarily due to higher sales volumes across all of our regions, mainly as a result of lower production in the comparative prior year period due to adverse weather conditions in our growing regions. Worldwide pineapple sales volume increased 15% during the third quarter of 2020.
◦Net sales of non-tropical fruit increased primarily as a result of higher sales volumes in Europe due to increased customer demand and higher sales volumes in the Middle East due to increased sales in developing markets. Also contributing to the increase in net sales were higher per unit sales prices, primarily in the Middle East.

•Banana - Net sales of bananas decreased by $24.0 million principally due to lower net sales in North America, Europe, and the Middle East partially offset by higher net sales in Asia. We estimate that COVID-19 negatively affected our banana net sales by $17.0 million during the third quarter of 2020 when compared with our third quarter of 2019 performance for this segment. Worldwide banana sales volume decreased 4%.
◦North America banana net sales decreased due to lower sales volumes, principally the result of lower demand due to the COVID-19 pandemic. Also contributing to the net sales decrease were lower per unit sales prices.
◦Europe banana net sales decreased due to lower sales volumes and lower per unit sales prices, primarily as a result of the COVID-19 pandemic which led to lower demand and an excess of industry supply as product from the Asia market was redirected to the Europe market.
◦Middle East banana net sales decreased primarily due to lower per unit sales prices as a result of excess industry supply from Ecuador and lower demand.
◦Asia banana net sales increased primarily as a result of higher sales volumes in Japan and Korea due to improved customer demand.

Cost of Products Sold.  Cost of products sold was $922.4 million for the third quarter of 2020 compared with $994.0 million for the third quarter of 2019, a decrease of $71.6 million. The decrease was primarily attributable to lower per unit costs and sales volumes in our fresh and value-added products segment, and lower sales volumes in our banana segment. Partially offsetting this decrease were higher distribution costs per unit in our fresh and value-added products segment and $2.3 million of other product-related charges. These other product-related charges include $1.9 million of charges attributable to our fresh and value-added products segment, primarily relating to pineapples, and $0.4 million of charges related to our banana segment.

These charges primarily consist of inventory write-offs due to volatile supply and demand conditions caused by the COVID-19 pandemic as well as incremental costs incurred for cleaning and social distancing protocols, also associated with the pandemic.

Gross Profit. Gross profit was $67.3 million for the third quarter of 2020 compared with $76.2 million for the third quarter of 2019, a decrease of $8.9 million. This decrease was primarily attributable to lower gross profit in our banana and other products and services segments, partially offset by a slight increase in gross profit in our fresh and value-added products segment.

•Banana - Gross profit in the banana segment decreased $7.8 million principally due to lower per unit sales prices, primarily in North America as a result of lower demand. Partially offsetting this decrease in gross profit were lower costs per unit, primarily driven by lower ocean freight expenses. Worldwide banana per unit sales prices decreased 3% and per unit costs decreased 1%.

•Other products and services - Gross profit in the other products and services segment decreased principally due to lower per unit sales prices in our Jordanian poultry business as a result of lower foodservice demand associated with the COVID-19 pandemic, partially offset by lower per unit costs primarily due to increased efficiencies.

•Fresh and value-added products - Gross profit in the fresh and value-added products segment increased $0.9 million principally due to higher gross profit on prepared food products, avocados, and pineapples, partially offset by lower gross profit on vegetables, fresh-cut vegetables, and fresh-cut fruit.
◦Gross profit on prepared food products increased due to higher per unit sales prices of pineapple concentrate and canned pineapple products. Partially offsetting this increase were higher per unit costs of pineapple concentrate products.
◦Gross profit on avocados increased primarily due to lower product costs resulting from improved capacity utilization at our new packing plant in Mexico which opened in December 2019. Partially offsetting this increase were lower per unit sales prices.
◦Gross profit on pineapples increased due to higher sales volumes across all of our regions and lower per unit costs. Partially offsetting this increase were lower per unit sales prices, primarily in North America, combined with the impact of inventory write-offs and other incremental product costs associated with the COVID-19 pandemic.
◦Gross profit on vegetables decreased primarily due to higher per unit production and distribution costs as a result of lower sales volumes. Partially offsetting this decrease were higher per unit sales prices.
◦Gross profit on fresh-cut vegetables decreased primarily due to lower sales volumes in North America as a result of lower demand combined with higher per unit costs, principally consisting of higher production and distribution costs. Partially offsetting this decrease were higher per unit sales prices.
◦Gross profit on fresh-cut fruit decreased primarily due to lower sales volumes in North America and higher production and distribution costs per unit in Asia and Europe. Partially offsetting this decrease were higher per unit sales prices, primarily in Europe.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $44.1 million for the third quarter of 2020 compared with $51.3 million for the third quarter of 2019, a decrease of $7.2 million. The decrease was principally due to lower selling and marketing expenses in the Middle East as a result of a lower provision for credit losses. Also contributing to the decrease were lower administrative and selling and marketing expenses in North America, primarily as a result of cost saving initiatives.

Gain (Loss) on Disposal of Property, Plant and Equipment, Net. The loss on disposal of property, plant and equipment, net, of $0.1 million during the third quarter of 2020 primarily related to a $0.4 million loss on disposal of certain production assets in North America which was partially offset by a $0.3 million gain on the sale of surplus land in Chile. The gain on disposal of property, plant and equipment during the third quarter of 2019 of $6.9 million primarily related to the sale of surplus land in Florida.

Asset Impairment and Other (Credits) Charges, Net. Asset impairment and other (credits) charges, net, was $(3.5) million during the third quarter of 2020, as compared with $4.7 million during the third quarter of 2019.

Asset impairment and other (credits) charges, net, for the third quarter of 2020 were comprised of the following:
•$(4.4) million insurance recovery related to a voluntary product recall in our fresh and value-added products segment;

•$0.8 million in severance expense for the reorganization of the sales and marketing function in North America related to the fresh and value-added products and banana segments;
•$0.1 million in asset impairment charges relating to low-yielding banana plants in the Philippines.

Asset impairment and other (credits) charges, net, for the third quarter of 2019 were comprised of the following:
•$4.7 million in asset impairment charges relating to low-yielding banana plants in the Philippines.

Operating Income. Operating income for the third quarter of 2020 decreased by $0.5 million from $27.1 million in the third quarter of 2019 to $26.6 million in the third quarter of 2020.  This decrease was due to lower gross profit and lower gains on disposal of property, plant and equipment, net, partially offset by lower selling, general and administrative expenses and lower asset impairment and other charges, net.

Interest Expense.  Interest expense was $5.1 million for the third quarter of 2020 as compared with $6.0 million for the third quarter of 2019. The decrease was due to lower interest rates combined with lower average loan balances.

Other (Expense) Income, Net.  Other (expense) income, net, was $(0.8) million for the third quarter of 2020 as compared to $(0.5) million for the third quarter of 2019. The increase in other expense of $0.3 million was principally attributable to lower foreign exchange gains during the third quarter of 2020 as compared with the third quarter of 2019.

Provision for Income Taxes. Provision for income taxes was $4.9 million for the third quarter of 2020 compared to $2.9 million for the third quarter of 2019. The increase in the provision for income taxes of $2.0 million is primarily due to increased earnings in certain higher tax jurisdictions.

First Nine Months of 2020 Compared with First Nine Months of 2019

Net Sales. Net sales for the first nine months of 2020 were $3,200.0 million compared with $3,463.8 million for the first nine months of 2019. The decrease in net sales of $263.8 million is due to lower net sales in all of our business segments. The COVID-19 pandemic negatively impacted our net sales during the first nine months of 2020 by an estimated $232.0 million in our fresh and value-added products and banana segments, as compared with our net sales during the first nine months of 2019 for these segments. The effect of government imposed mandatory closures and restrictions and the lack of family gatherings for holidays, school graduations and summer events specifically in North America has significantly reduced demand for many of our fresh and value-added products.

•Fresh and value-added products - Net sales in the fresh and value-added products segment decreased $209.4 million principally as a result of lower net sales of fresh-cut vegetables, fresh-cut fruit, avocados, vegetables, and prepared food products. The COVID-19 pandemic negatively affected our net sales of fresh and value-added products by an estimated $194.0 million during the nine months ended September 25, 2020 when compared with our net sales during the first nine months of 2019 for this segment. Partially offsetting the decrease in net sales was an increase in sales of non-tropical fruit.
◦Net sales of fresh-cut vegetables decreased principally due to the effect of the COVID-19 pandemic which resulted in the elimination of most of our foodservice business since March of this year. In addition, our voluntary product recall in the fourth quarter of 2019 continued to negatively impact our fresh-cut vegetable net sales during the first nine months of 2020 as volumes have not returned to pre-recall levels.
◦Net sales of fresh-cut fruit decreased principally due to lower sales volumes to our retail store distribution channel in North America. These lower sales volumes were primarily the result of reduced demand caused by the COVID-19 pandemic and related government imposed social distancing initiatives.
◦Net sales of avocados decreased primarily in North America due to the combined impact of lower per unit sales prices resulting from normalized industry supplies and lower sales volumes due to the COVID-19 pandemic.
◦Net sales of vegetables decreased primarily in North America due to the effect of the COVID-19 pandemic which negatively impacted demand in our foodservice distribution channel. Partially offsetting this decrease were higher per unit sales prices.
◦Net sales of prepared food products decreased due to lower sales volumes of meals and snacks which was primarily driven by the impact of the COVID-19 pandemic, the continuing impact of the 2019 product recall, and product rationalization efforts in our Mann Packing operations in North America which resulted in the discontinuance of low margin products. Partially offsetting this decrease were higher sales volumes and per unit sales prices of canned pineapple products as a result of improved customer demand and higher per unit sales prices of pineapple concentrate products due to lower industry supply.
◦Net sales of non-tropical fruit increased primarily as a result of higher sales volumes in the Middle East due to increased sales in developing markets and higher sales volumes in Europe due to increased customer demand. Partially offsetting this increase in net sales were lower per unit sales prices, primarily in North America.

•Banana - Net sales of bananas decreased by $38.9 million principally due to lower net sales in North America and Europe, partially offset by higher net sales in the Middle East. We estimate that COVID-19 negatively affected our banana net sales by $38.0 million during the first nine months of 2020 when compared with our net sales during the first nine months of 2019 for this segment. Worldwide banana sales volume decreased by 1%.
◦North America banana net sales decreased primarily due to lower sales volumes, principally the result of COVID-19 related lower demand.
◦Europe banana net sales decreased due to lower sales volumes and lower per unit sales prices primarily as a result of COVID-19 related lower demand.
◦Middle East banana net sales increased due to higher sales volumes as a result of increased shipments from Latin America to new markets in the region. Partially offsetting this increase were lower per unit sales prices.
•Other products and services - Net sales of other products and services decreased principally due to lower sales volume and per unit sales prices in our Jordanian poultry business as a result of reduced demand in the foodservice sector driven by the COVID-19 pandemic.

Cost of Products Sold. Cost of products sold was $2,985.5 million for first nine months of 2020 compared with $3,194.9 million for the first nine months of 2019, a decrease of $209.4 million. The decrease was primarily attributable to lower sales volumes and lower production costs per unit in both our fresh and value-added products and banana segments. Partially offsetting this decrease were higher ocean freight and distribution costs and $20.9 million of other product-related charges which principally include $18.6 million of charges attributable to our fresh and value-added products segment, primarily consisting of write-offs of pineapples, fresh-cut vegetables, vegetables, and melons, and $2.2 million of charges related to our banana segment, also primarily consisting of inventory write-offs. These inventory write-offs were principally due to lower demand in our foodservice distribution channel, shifting demand in retail, and volatile supply and demand conditions caused by the COVID-19 pandemic.

Gross Profit. Gross profit was $214.5 million for the first nine months of 2020 compared with $268.9 million for the first nine months of 2019, a decrease of $54.4 million. This decrease was attributable to lower gross profit in our fresh and value-added products and banana business segments.

•Fresh and value-added products - Gross profit in the fresh and value-added products segment decreased $38.5 million principally due to lower gross profit on fresh-cut vegetables, vegetables, pineapples, melons, and fresh-cut fruit, partially offset by higher gross profit on prepared food products and avocados.
◦Gross profit on fresh-cut vegetables decreased primarily due to lower sales volumes in North America as a result of lower demand combined with higher per unit product and distribution costs. Also impacting gross profit were inventory write-offs related to the COVID-19 pandemic.
◦Gross profit on vegetables decreased primarily due to higher per unit costs, including higher production and distribution costs. Also impacting gross profit were inventory write-offs related to the COVID-19 pandemic.
◦Gross profit on pineapples decreased primarily due to higher costs, principally consisting of inventory write-offs and other incremental product costs related to the COVID-19 pandemic. Also contributing to the decrease in gross profit were lower sales volumes in North America and Europe and higher ocean freight and distribution costs per unit. Partially offsetting the decrease in gross profit were higher per unit sales prices in Europe and the Middle East.
◦Gross profit on melons decreased primarily due to higher costs, including the impact of inventory write-offs related to the COVID-19 pandemic and higher per unit fruit costs.
◦Gross profit on fresh-cut fruit decreased primarily due to lower sales volumes in North America as a result of lower demand combined with higher distribution costs per unit in Europe, Asia and North America. Partially offsetting this decrease in gross profit were improved operating margins of our fresh-cut fruit products in North America as a result of lower production costs and higher per unit sales prices.
◦Gross profit on prepared food products increased primarily due to higher per unit sales prices and lower production costs of canned pineapple products combined with higher sales prices for pineapple concentrate products. Partially offsetting this increase were lower sales volumes and lower per unit sales prices of meals and snacks.
◦Gross profit on avocados increased primarily due to lower product costs resulting from favorable exchange rates and improved capacity utilization at our new packing plant in Mexico which opened in December 2019. Partially offsetting these increases were lower per unit sales prices.

•Banana - Gross profit in the banana segment decreased by $15.9 million principally due to lower per unit sales prices in Europe, the Middle East, Asia, and North America. Also contributing to the decrease in gross profit were higher ocean freight costs and inventory write-offs related to the COVID-19 pandemic. Partially offsetting the decrease in gross profit were lower per unit fruit and distribution costs. Worldwide banana per unit sales prices decreased 2% and per unit cost decreased 1%.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $8.5 million from $150.9 million for first nine months of 2019 to $142.4 million for first nine months of 2020. The decrease was primarily due to lower selling, marketing and administrative expenses in the Middle East combined with lower travel expenses.

Gain on Disposal of Property, Plant and Equipment, Net. The gain on disposal of property, plant and equipment, net, was $1.5 million during the first nine months of 2020 and was primarily related to the sale of surplus land in Chile. During the first nine months of 2019, the gain on disposal of property, plant and equipment of $16.1 million primarily related to the sale of surplus land in Florida and a refrigerated vessel.

Asset Impairment and Other (Credits) Charges, Net. Asset impairment and other (credits) charges, net was $(3.8) million during the first nine months of 2020 and $8.5 million during the first nine months of 2019.

Asset impairments and other (credits) charges, net, for the first nine months of 2020 were primarily comprised of the following:
•$(10.4) million insurance recovery related to a voluntary product recall in our fresh and value-added products segment;
•$2.0 million charge relating to a settlement with the California Air Resource Board, related to the banana and fresh and value-added products segments;
•$2.1 million in asset impairment charges of production facilities in North America and Europe related to our fresh and value-added products segment;
•$1.5 million in severance expense for the reorganization of the sales and marketing function in North America related to the fresh and value-added products and banana segments; and
•$0.8 million in asset impairment charges relating to low-yielding banana plants in the Philippines.

Asset impairments and other (credits) charges, net, for the first nine months of 2019 were comprised of the following:
•$0.5 million in contract termination charges related to our decision to abandon in 2018 certain low-yield areas in our banana operations in the Philippines;
•$4.7 million in asset impairment charges related to low-yielding banana plants in the Philippines;
•$0.4 million in asset impairment charges related to our Chilean non-tropical fruit operation; and
•$2.9 million in asset impairment charges related to our equity investment in Purple Carrot.

Operating Income. Operating income decreased by $48.2 million from $125.6 million in the first nine months of 2019 to $77.4 million for the first nine months of 2020. The decrease in operating income was due to lower gross profit and lower gains on disposal of property, plant and equipment, partially offset by lower selling, general and administrative expenses and lower asset impairments and other charges, net.

Interest Expense. Interest expense decreased by $3.7 million from $19.8 million for the first nine months of 2019 to $16.1 million for the first nine months of 2020 principally due to lower interest rates and lower average debt balances.

Other (Expense) Income, Net. Other (expense) income, net, was expense of $(5.2) million for the first nine months of 2020 as compared with other income of $7.9 million for the first nine months of 2019. The change in other (expense) income, net, of $13.1 million was principally attributable to a net gain of $16.0 million as a result of the settlement of a business transaction litigation that was recorded during the first nine months of 2019. Partially offsetting the increase in other expense were higher foreign exchange losses during the first nine months of 2019 as compared with the first nine months of 2020.

Provision for Income Taxes. Provision for income taxes was $9.4 million for the first nine months of 2020 compared with $20.0 million for the first nine months of 2019. The decrease in the provision for income taxes of $10.6 million is primarily due to lower earnings in certain higher tax jurisdictions. The tax provision for the nine months ended September 25, 2020 also includes a $1.7 million benefit relating to the NOL carryback provision of the Coronavirus Aid, Relief and Economic Security Act (CARES) Act, which was enacted on March 27, 2020.

Recent Developments

Subsequent to the quarter ended September 25, 2020 and in connection with our ongoing Optimization Program, we finalized a transaction to sell a facility and related assets in the Middle East with an aggregate carrying value of $10.6 million for a total purchase price of $15.4 million. Pursuant to the terms of the agreement, we received cash proceeds of $7.1 million associated with the sale during the quarter ended September 25, 2020, with the remainder of the purchase price to be collected over a five-year term. Contemporaneously with the closing of the sale, we entered into an operating lease agreement in which we leased back a portion of the facility for a term of six years.

During the fourth quarter of 2019, our Mann Packing business voluntarily recalled a series of vegetable products sold to select customers in the United States and Canada in our fresh and value-added products segment. During the nine months ended September 25, 2020, we recognized a $10.4 million insurance recovery associated with the voluntary product recall in asset impairments and other (credits) charges, net, of which $6 million had been received in cash. Subsequent to the quarter ended September 25, 2020, contingencies associated with the final portion of the insurance claim were resolved and as a result, an additional gain on insurance recovery of $4.6 million will be recognized in our Consolidated Statement of Operations during the fourth quarter of 2020.

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

A summary of our cash flows is as follows (U.S. dollars in millions):

	Nine months ended
	September 25, 2020	September 27, 2019
Summary cash flow information:
Net cash provided by operating activities	$173.9	$130.1
Net cash used in investing activities	(82.5)	(44.8)
Net cash used in financing activities	(111.4)	(96.3)
Effect of exchange rate changes on cash	0.7	6.0
Net decrease in cash and cash equivalents	(19.3)	(5.0)
Cash and cash equivalents, beginning	33.3	21.3
Cash and cash equivalents, ending	14.0	16.3

Operating Activities

Net cash provided by operating activities was $173.9 million for the first nine months of 2020 compared with $130.1 million for the first nine months of 2019, an increase of $43.8 million. The increase was primarily attributable to lower payments of accounts payable and accrued expenses and lower levels of inventory, principally due to our optimization efforts associated with working capital. Partially offsetting this increase was lower net income for the first nine months of 2020 compared with the first nine months of 2019 and higher levels of prepaid expenses and other current assets.
At September 25, 2020, we had working capital of $440.8 million compared with $488.6 million at December 27, 2019, a decrease of $47.8 million. The decrease in working capital was principally attributable to lower levels of finished goods and growing crop inventories combined with lower levels of accounts receivable, primarily due to seasonal variations. Partially offsetting this decrease were lower levels of accounts payable and accrued expenses, primarily the result of higher payments to vegetable growers in California during the first nine months of 2020, and higher levels of assets held for sale.

Investing Activities

Net cash used in investing activities for the first nine months of 2020 was $82.5 million compared with $44.8 million for the first nine months of 2019. Net cash used in investing activities for the first nine months of 2020 primarily consisted of capital expenditures of $92.9 million. Capital expenditures for the first nine months of 2020 principally included progress payments for the construction of six new refrigerated container ships, two ships of which were received during the quarter ended September 25, 2020; expansion and improvements to fresh-cut facilities in North America, Europe and Asia; and expansion and improvements to our banana and pineapple operations in Central America. These capital expenditures for the first nine months of 2020 relate to both our banana and fresh and value-added products business segments. Partially offsetting the net cash used in investing activities were proceeds from the sale of property, plant and equipment of $9.8 million which primarily related to advanced proceeds associated with the sale of a facility in the Middle East and proceeds from the sale of surplus land in Chile.

During the nine months ended September 25, 2020, we performed a comprehensive review of our asset portfolio aimed at identifying non-strategic and underutilized assets to dispose of while reducing costs and driving further efficiencies in our operations. As a result of the review, we identified assets across all of our regions which we plan to sell over the next 12 to 18 months for total anticipated cash proceeds of approximately $100 million. These assets primarily consist of underutilized facilities and land, some of which are currently reflected in assets held for sale on our Consolidated Balance Sheet as of the quarter ended September 25, 2020.

Net cash used in investing activities for the first nine months of 2019 primarily consisted of capital expenditures of $93.5 million, partially offset by proceeds from sales of property, plant and equipment of $48.0 million. Capital expenditures for the first nine months of 2019 consisted primarily of expenditures for a new avocado packing and sorting facility in Mexico; a new production facility in California related to our fresh-cut and prepared vegetables categories; a new fresh-cut fruit facility in Japan and progress payments for the construction of six new refrigerated container ships. These capital expenditures for the first nine months of 2019 related to both our banana and fresh and value-added products business segments. Also included in capital expenditures during the first nine months of 2019 were expansion and improvements to our banana and pineapple operations in Central America and the Philippines, and expansion and improvements to production and distribution facilities in North America, Kenya and the Middle East related to our fresh and value-added products business segment. Proceeds from the sale of property, plant and equipment for the first nine months of 2019 consisted primarily of the sale of surplus land in Florida related to discontinued tomato growing operations.

Financing Activities

Net cash used in financing activities for the first nine months of 2020 was $111.4 million compared with $96.3 million for the first nine months of 2019. Net cash used in financing activities for the first nine months of 2020 primarily consisted of net repayments on debt of $74.1 million, repurchase and retirement of ordinary shares of $20.8 million, dividends paid of $9.6 million, and distributions to noncontrolling interests of $6.3 million.
Net cash used in financing activities for the first nine months of 2019 primarily consisted of net repayments on debt of $72.5 million and repurchase and retirement of ordinary shares of $17.9 million.

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
Pursuant to the terms of the Second A&R Credit Agreement, amounts borrowed under the Revolving Credit Facility accrue interest, at our election, at either (i) the Eurocurrency Rate (as defined in the Second A&R Credit Agreement) plus a margin that ranges from 1.0% to 1.5% or (ii) the Base Rate (as defined in the Second A&R Credit Agreement) plus a margin that ranges from 0% to 0.5%, in each case based on our Consolidated Leverage Ratio (as defined in the Second A&R Credit Agreement). The Second A&R Credit Agreement revised the interest rate grid to provide for five pricing levels for interest rate margins, as compared to three pricing levels in the Prior Credit Facility. At September 25, 2020, we had borrowings of $510.7 million outstanding under the Revolving Credit Facility bearing interest at a per annum rate of 1.56%.  In addition, we pay an unused commitment fee.
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

The Second A&R Credit Agreement requires us to comply with certain financial and other covenants. Specifically, the Second A&R Credit Agreement requires us to maintain a 1) Consolidated Leverage Ratio of not more than 3.50 to 1.00 at any time during any period of four consecutive fiscal quarters, subject to certain exceptions and 2) a minimum Consolidated Interest Coverage Ratio of not less than 2.25 to 1.00 as of the end of any fiscal quarter. Additionally, consistent with the prior credit agreement, the Second A&R Credit Agreement requires us to comply with certain other covenants, including limitations on capital expenditures, stock repurchases, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales, and mergers. However, certain of these covenants were revised under the Second A&R Credit Agreement, including 1) the restricted payments covenant which was revised to permit us to declare or pay cash dividends in any fiscal year up to an amount that does not exceed the greater of (i) an amount equal to the greater of (A) 50% of the Consolidated Net Income (as defined in the Second A&R Credit Agreement) for the immediately preceding fiscal year or (B) $25 million or (ii) the greatest amount which would not cause the Consolidated Leverage Ratio (determined on a pro forma basis) to exceed 3.25 to 1.00 and (2) the restricted payments covenant which was revised to provide an annual allowance for stock repurchases to be an amount not exceeding the greater of (i) $150 million in the aggregate or (ii) the amount that, after giving pro forma effect thereto and any related borrowings, will not cause the Consolidated Leverage Ratio to exceed 3.25 to 1.00. As of September 25, 2020, we were in compliance with all of the financial and other covenants contained in the Second A&R Credit Agreement.

We have a renewable 364-day, $25.0 million commercial and stand-by letter of credit facility with Rabobank Nederland.

At September 25, 2020, we had $612.4 million of borrowing availability under committed working capital facilities, primarily under the Revolving Credit Facility.  At September 25, 2020, we applied $11.6 million to letters of credit under the Rabobank Nederland and Bank of America revolving credit facilities, in respect of certain contingent obligations and other governmental agencies and purchases of equipment and raw material guarantees and other trade related letters of credit.  We also had $18.2 million in other letters of credit and bank guarantees not included in the Rabobank letter of credit or Bank of America revolving credit facilities.

While we believe that our cash on hand, borrowing capacity available under our Revolving Credit Facility, and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months, we cannot predict whether future developments associated with the COVID-19 pandemic will materially adversely affect our long-term liquidity position. We have taken several steps to conserve our liquidity position including reducing our quarterly cash dividend from ten cents ($0.10) per share in the first quarter of 2020 to five cents ($0.05) per share in the second and third quarters of 2020 and delaying certain of our planned capital expenditures to 2021. As a result of our improved cash flow, our Board of Directors was able to declare an increased quarterly cash dividend of ten cents ($0.10) per share in the fourth quarter of 2020. Our liquidity assumptions, the adequacy of our available funding sources, and our ability to meet our Credit Facility covenants are dependent on many additional factors, including those set forth in Part II. Item 1A, “Risk Factors” of this quarterly report Form 10-Q.

Contractual Obligations

As of September 25, 2020, there were no other material changes in commitments under contractual obligations, compared to the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 27, 2019.

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K for the fiscal year ended December 27, 2019. There were no material changes to these critical accounting estimates during the third quarter of 2020, except as noted below.

Fair Value Measurements

We are exposed to fluctuations in currency exchange rates against the U.S. dollar on our results of operations and financial condition and we mitigate that exposure by entering into foreign currency forward contracts. Certain of our subsidiaries periodically enter into foreign currency forward contracts in order to hedge portions of forecasted sales or cost of sales denominated in foreign currencies with forward contracts and options, which generally expire within one year. The fair value of our foreign currency cash flow hedges was a net liability position of $2.8 million as of September 25, 2020 compared to a net asset position of $1.0 million as of December 27, 2019 due to relative strengthening or weakening of exchange rates when compared to contracted rates.

We are exposed to fluctuations in variable interest rates on our results of operations and financial condition, and we mitigate that exposure by entering into interest rate swaps, from time to time. During 2018, we entered into interest rate swaps in order to hedge the risk of the fluctuation on future interest payments related to a portion of our variable rate LIBOR-based borrowings through 2028. The fair value of our interest rate swap cash flow hedges was a net liability position of $55.1 million as of September 25, 2020 compared to $30.3 million as of December 27, 2019. The increase in our liability position is due to the relative weakening of variable interest rates when compared to our contracted rates.

We are exposed to fluctuations in bunker fuel prices on our results of operations and financial condition, and we mitigate that exposure by entering into bunker fuel swap agreements which permit us to lock in bunker fuel prices. During the nine months ended September 25, 2020, one of our subsidiaries entered into bunker fuel swap agreements in order to hedge portions of our fuel costs incurred by our owned and chartered vessels throughout 2020 and 2021. The fair value of our bunker fuel swap cash flow hedges was a net liability position of $1.6 million as of September 25, 2020. During the nine months ended September 25, 2020, we dedesignated certain portions of our bunker fuel cash flow hedges due to decreases in our forecasted fuel consumption for certain fuel types which was partially driven by the delay of the receipt of three of our six new refrigerated container vessels due to the COVID-19 pandemic. The fair value of the dedesignated bunker fuel swap contracts was a net asset position of $0.4 million as of September 25, 2020.

We enter into derivative instruments with counterparties that are highly rated and do not expect a deterioration of our counterparty’s credit ratings; however, the deterioration of our counterparty’s credit ratings would affect the Consolidated Financial Statements in the recognition of the fair value of the hedges that would be transferred to earnings as the contracts settle. We expect that a net loss of $3.7 million will be transferred to earnings during the next 12 months and the remaining net loss of $55.5 million over a period of 8 years, along with the earnings effect of the related forecasted transactions.

The fair value of the banana reporting unit's goodwill and the prepared food reporting unit's goodwill and remaining trade names and trademarks are highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets. We disclosed the sensitivity related to the banana reporting unit's goodwill and the prepared food reporting unit's goodwill and trade names and trademarks in our annual financial statements included in our Annual Report on Form 10-K for the year ended December 27, 2019. In the quarter ended September 25, 2020, we did not record impairment charges associated with these reporting units or trade names and trademarks, however we continue to monitor their performance.

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

Forward-Looking Statements

    This report, information included in future filings by us and information contained in written material, press releases and oral statements, issued by or on behalf of us contains, or may contain, statements that constitute forward-looking statements. In this report, these statements appear in a number of places and include statements regarding the intent, beliefs or current expectations of us or our officers (including statements preceded by, followed by or that include the words “believes”, “expects”, “anticipates” or similar expressions) with respect to various matters, including (i) our expectations regarding the negative impact of the COVID-19 pandemic on our business and operating results, (ii) our expectations regarding the timing for resuming certain of our planned capital expenditures, (iii) our intended use of borrowed funds, (iv) our belief that our cash on hand, borrowing capacity available under our Revolving Credit Facility, and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months, (v) our expectations regarding our derivative instruments, including our counterparties’ credit ratings and the anticipated impacts on our financials, (vi) our plans regarding our optimization program, including our intention to sell identified assets over the next 12 to 18 months and the anticipated cash proceeds of such sales; (vii) expected benefits from the consolidation of Mann Packing into one facility in Gonzales, including optimizing labor and distribution costs and improved gross profit of approximately $10 million annually in our fresh and value-added products segment and the timing in which we expect to achieve such benefit; (viii) our expectations and estimates regarding certain legal, tax and accounting matters, (ix) our belief that certain proposed adjustments by taxing authorities’ are without merit and our ability to contest the adjustments, (x) our expectations concerning the fair value of our interest rate swaps, bunker fuel, and foreign currency cash flow hedges, (xi) our expectations regarding estimated liabilities related to environmental cleanup, and (xii) our plans and future performance. These forward-looking statements involve risks and uncertainties. Fresh Del Monte’s actual plans and performance may differ materially from those in the forward-looking statements as a result of various factors, including (i) the impact of the COVID-19 outbreak on our business, suppliers, customers, consumers, employees, and communities, (ii) disruptions or inefficiencies in our operations or supply chain, including any impact of the COVID-19 outbreak, (iii) the duration and spread of the pandemic and related government restrictions and our ability to maintain the safety of our workforce, (iv) our ability to successfully execute our plan to stabilize our core business, diversify our business and transform our business to a value-added business, (v) the impact of governmental trade restrictions, including adverse governmental regulation that may impact our ability to access certain markets such as uncertainty surrounding the withdrawal of the United Kingdom from the European Union (often referred as Brexit), including spillover effects to other Eurozone countries, (vi) our anticipated cash needs in light of our liquidity and the impact of COVID-19 on our liquidity, (vii) the continued ability of our distributors and suppliers to have access to sufficient liquidity to fund their operations, (viii) trends and other factors affecting our financial condition or results of operations from period to period, including changes in product mix, consumer preferences or consumer demand for branded products such as ours; anticipated price and expense levels; the impact of crop disease, such as vascular diseases, one of which is known as Tropical Race 4, or TR4 (also known as Panama Disease), which can destroy banana crops and was recently discovered in Latin America banana plantations, severe weather conditions, such as flooding, or natural disasters, such as earthquakes, on crop quality and yields and on our ability to grow, procure or export our products; our ability to improve our existing quarantine policies and other prevention strategies, as well as find contingency plans, to protect our and our suppliers’ banana crops from vascular diseases; disruptions or issues that impact our production facilities or complex logistics network; the impact of prices for petroleum-based products and packaging materials; and the availability of sufficient labor during peak growing and harvesting seasons, (ix) the impact of pricing and other actions by our competitors, particularly during periods of low consumer confidence and spending levels, (x) the impact of foreign currency fluctuations, (xi) our plans for expansion of our business (including through acquisitions) and cost savings, (xii) our ability to successfully integrate acquisitions into our operations, (xiii) the impact of impairment or other charges associated with exit activities, crop or facility damage or otherwise, (xiv) the timing and cost of resolution of pending and future legal and environmental proceedings or investigations, (xv) the impact of changes in tax accounting or tax laws (or interpretations thereof), the impact of tax claims or adjustments proposed by the Internal Revenue Service or other taxing authorities in connection with our tax audits and our ability to successfully contest such tax claims and pursue necessary remedies,, (xvi) the cost and other implications of changes in regulations applicable to our business, including potential legislative or regulatory initiatives in the United States or elsewhere directed at mitigating the effects of climate change, (xvii) damage to our reputation or brand names or negative publicity about our products, (xviii) exposure to product liability claims and associated regulatory and legal actions, product recalls, including the continuing impact of the 2019 Mann Packing product recall, or other legal proceedings relating to our business, (xix) our ability to successfully implement our Optimization Program and to realize its expected benefits within the anticipated timeframe, and (xx) our ability to successfully manage the risks associated with international operations. All forward-looking statements in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward- looking statements. Our plans and performance may also be affected by the factors described in Item 1A-“Risk Factors” in this report and our Annual Report on Form 10-K for the year ended December 27, 2019 along with other reports that we have on file with the Securities and Exchange Commission.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

Except as presented below, there have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K for the year ended December 27, 2019.

Our shipping operations expose us to the risk of rising fuel prices. To reduce the risk of rising fuel prices, we entered into bunker fuel swap agreements during the nine months ended September 25, 2020 that allow us to lock in fuel prices throughout 2020 and 2021. Bunker fuel swap agreements can offset increases in market fuel prices or can result in higher costs from declines in market fuel prices, but in either case reduce the volatility of changing fuel prices in our results. We designated our bunker fuel swap agreements as cash flow hedges.

A cash flow hedge requires that the change in the fair value of the derivative instrument be recognized in other comprehensive (loss) income, a component of shareholders’ equity, and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. The fair value of our bunker fuel swap cash flow hedges was a net liability of $1.6 million as of September 25, 2020. During the nine months ended September 25, 2020, we dedesignated certain portions of our bunker fuel cash flow hedges due to decreases in our forecasted fuel consumption for certain fuel types which was partially driven by the delay of the receipt of three of our six new refrigerated container vessels due to the COVID-19 pandemic. The fair value of the dedesignated bunker fuel swap contracts was a net asset of $0.4 million as of September 25, 2020.

The results of a hypothetical 10% increase or decrease in underlying market fuel prices would correspondingly change the fair value of our bunker fuel swap contracts by $4.1 million as of September 25, 2020. This calculation assumes that each market price would change in the same direction. Fluctuations in the related bunker fuel swap contracts may change by more or less than this amount based upon further fluctuations in futures prices. Our sensitivity analysis of the effects of changes in market fuel prices does not factor in a potential change in fuel consumption.
For more information, see Note 13.  "Derivative Financial Instruments" to the Consolidated Financial Statements included in Part I, Item 1. Financial Statements.

Item 4.        Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 25, 2020. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Such officers also confirm that there were no changes to our internal control over financial reporting during the quarter ended September 25, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

On June 8, 2018, the California Air Resource Board (“CARB”) issued a Notice of Violation (“NOV”) to us regarding violations of certain California anti-air pollution regulations by ships that were subject to a time charter by us from Star Reefers Pool, Inc. (“Star”), an unrelated non-U.S. third party.  In accordance with the terms of the time charter, Star was contractually required to maintain compliance with the CARB requirements, Star’s personnel managed the relevant vessels, Star supplied the crew and Star maintained at all times possession and control of their ships. Pursuant to the terms of the charter agreement, we had the temporary right to have our goods loaded and conveyed and made available at the relevant California berth equipment necessary for Star’s compliance with the CARB regulations. Since receiving the NOV, we sought to enforce our contractual rights to have Star engage with CARB regarding potential liability and resolve any open violations. We ultimately terminated our commercial relationship with Star. While a formal complaint by CARB had not been filed, several tolling agreements had been executed and we discussed a settlement of the allegations with CARB directly as liability under the regulations is considered joint and several. We fully cooperated with and assisted CARB in its audits for alleged violations over 2015-2019. On August 2, 2020, after having gone back and forth with respect to the merits raised in its settlement discussions, we, without any admission of liability, accepted CARB’s counter-proposal and agreed to pay a civil penalty of $1.0 million and to fund a Supplemental Environmental Project (SEP) entitled Marine Vessel Speed Reduction Incentive Program Phase 2 in the amount of $1.0 million, for a total settlement of $2.0 million. This settlement charge is reflected in asset impairment and other (credits) charges, net in our Consolidated Statement of Operations for the nine months ended September 25, 2020.

In connection with a current examination of the tax returns in two foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing aggregating approximately $145.8 million (including interest and penalties) for tax years 2012 through 2016. We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities as we believe that the proposed adjustments are without technical merit. On September 10, 2020, we were notified that we lost our final appeal at the Administrative level in one of the foreign jurisdictions under audit for the years 2012-2015. We have filed a request for an injunction in the judicial courts which would defer payment, if any, until the end of the judicial process. Additionally, we also intend to file an administrative injunction with the Tax Administration. In parallel with the administrative procedure, we had filed an appeal in judicial court on April 30, 2020. We strongly believe we will prevail at the judicial level. If not, we will appeal to the Supreme Court. We will continue to vigorously contest the adjustments and expect to exhaust all administrative and judicial remedies necessary in both jurisdictions to resolve the matters, which could be a lengthy process.

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

In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This has spread globally and in March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. The COVID-19 pandemic began to have a material adverse impact on our results of operations in the nine months ended September 25, 2020, and we expect it to continue to adversely affect our business.

For example, in the first quarter of 2020, the COVID-19 pandemic resulted in service cancellations and containers that were unable to clear at certain of our Chinese ports. As a result, we had to redirect our products to markets such as Japan, Korea, and Hong Kong which adversely affected our results of operations due to oversupply in these markets. Additionally, government imposed mandatory closures and restrictions across various of our key global markets have resulted in volatile supply and demand conditions, primarily of our higher price point products such as pineapples, avocados, and fresh-cut fruit and vegetables as well as reduced demand in our foodservice distribution channel. As a result of these circumstances, the COVID-19 pandemic had a negative impact on net sales in the nine months ended September 25, 2020, resulting in an estimated $232.0 million in lost sales in our fresh and value-added products and banana segments, as compared with our net sales during the first nine months of 2019 for these segments. We also recorded $20.5 million of other product-related charges as a direct result of the pandemic which principally include inventory write-offs resulting from the reduced demand for certain of our products in the nine months ended September 25, 2020, which are presented in cost of products sold in our Consolidated Statement of Operations. In addition, the COVID-19 pandemic and related government restrictions have caused us to incur incremental costs in order to implement social distancing protocols and more frequent cleaning cycles, particularly in our farming operations in Central America. We expect that volatility in the supply and demand for our products and reduced demand in our foodservice distribution channel will continue to adversely impact our results of operations in the fourth quarter of 2020. The extent of the impact of the COVID-19 pandemic on our financial performance, including our ability to execute our strategic initiatives, will depend on future developments, including the duration and spread of the pandemic and related government restrictions, all of which are uncertain and cannot be predicted. Additionally, if the COVID-19 pandemic results in a global recession, the negative impacts of the pandemic on our operating results may worsen or be prolonged.

In addition, our ability to continue to supply our products is highly dependent on our workforce which is a key component of our vertically integrated network, including our workers involved in the growing, harvesting, transportation and distribution of our products. Our ability to maintain the safety of our workforce may be significantly impacted by individuals contracting or being exposed to COVID-19, and our operations and financial results may be negatively affected as a result. While we are following the requirements of governmental authorities and taking additional preventative and protective measures to ensure the safety of our workforce, including implementing remote working arrangements across our administrative offices and varying procedures and protocols at various facilities, such as implementation of social distancing, thermal screenings, the use of protective screens and face masks, and imposing visitor and travel restrictions, we cannot be certain that these measures will be successful in ensuring the health of our workforce. For example, during the nine months ended September 25, 2020, some of our workers contracted the COVID-19 virus, which resulted in a temporary facility closure in one location, reduced production hours, increased cleaning and logistical costs, as well as an adverse impact on our net sales due to the perishability of our products. Additional workforce disruptions of this nature may significantly impact our ability to maintain our operations and may adversely affect our financial results. Staffing shortages or employee relations issues related to COVID-19 may lead to increased compensation expenses. We may also experience additional costs related to increased workers’ compensation claims, health and safety inspections and group health insurance expenses as a result of the COVID-19 pandemic. We may also be subject to lawsuits from employees and others exposed to COVID-19 at our production and other facilities. Such actions may involve large demands, as well as substantial defense costs. Our professional and general liability insurance may not cover all claims against us. In addition, our operations and financial results may be further adversely affected by federal or state laws, regulations, orders, or other governmental or regulatory actions addressing the current COVID-19 pandemic which could result in direct or indirect restrictions on our business, potentially adversely affecting our financial condition, results of operations and cash flows.

The COVID-19 pandemic may have an adverse impact on our liquidity and capital resources.

Our ability to meet our financial obligations will depend on our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, some of which are beyond our control. For example, with the COVID-19 pandemic, our operating results in the nine months ended September 25, 2020 were materially adversely impacted. While we believe that currently, our cash flows from operations and sources of funding, including available credit under our existing credit facilities, will sufficiently support our liquidity needs, we cannot predict whether future developments associated with the COVID-19 pandemic will materially adversely affect our long-term liquidity position. During the nine months ended September 25, 2020, we have taken several steps to conserve our liquidity position including reducing our quarterly cash dividend from ten cents ($0.10) per share in the first quarter of 2020 to five cents ($0.05) per share in the second and third quarters of 2020 and delaying certain of our planned capital expenditures to 2021. In the event of a sustained market deterioration, we may need additional liquidity which would require us to evaluate available alternative strategies such as selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital, strategies of which could be unsuccessful.

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

The recent COVID-19 pandemic negatively impacted results in our banana reporting unit and of certain of our prepared food products in the nine months ended September 25, 2020, where actual cash flows were below the estimates included in our 2019 annual impairment tests of our banana goodwill and prepared food trade names and trademarks. In addition, certain definite-lived intangible assets related to our fresh and value-added products segment are sensitive to changes in estimated cash flows. Given the uncertainty surrounding the pandemic, we cannot predict whether future developments associated with COVID-19 will result in projected cash flows that lead to impairment of our goodwill and other intangible assets. If incurred, future impairment of our goodwill and other intangible assets could have a material adverse effect on our financial condition and results of operations.

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
_____________________
*    Furnished herewith.
**    Filed herewith.
***    Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 25, 2020 and December 27, 2019, (ii) Consolidated Statements of Operations for the quarters and nine months ended September 25, 2020 and September 27, 2019, (iii) Consolidated Statements of Comprehensive Income for the quarters and nine months ended September 25, 2020 and September 27, 2019, (iv) Consolidated Statements of Cash Flows for the nine months ended September 25, 2020 and September 27, 2019, (v) Consolidated Statements of Shareholders' Equity and Redeemable Noncontrolling Interest for the quarters and nine months ended September 25, 2020 and September 27, 2019 and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fresh Del Monte Produce Inc.

Date:	October 28, 2020	By:	/s/ Youssef Zakharia
Youssef Zakharia
President & Chief Operating Officer

		By:	/s/ Eduardo Bezerra
Eduardo Bezerra
Senior Vice President & Chief Financial Officer