Form 10-K
period 2021-01-01
FRESH DEL MONTE PRODUCE INC
filed 2021-02-24
CIK 1047340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2021

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

    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

 Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No   ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐ No   ☒

The aggregate market value of Ordinary Shares held by non-affiliates at June 26, 2020, the last business day of the registrant’s most recently completed second quarter, was $766,108,706 based on the number of shares held by non-affiliates of the registrant and the reported closing price of Ordinary Shares on June 26, 2020 of $23.34.

As of February 12, 2021, there were 47,375,570 ordinary shares of Fresh Del Monte Produce Inc. issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant’s definitive Proxy Statement for the 2021 Annual General Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year are incorporated by reference in Part III of this report.

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
We have leading market positions in the following product categories. We believe we are:
•the largest marketer of fresh pineapples in the United States, and a leading marketer in other markets worldwide;
•the third-largest marketer of bananas in the United States, and a leading marketer in other markets worldwide;
•a leading marketer of:
◦fresh-cut fruit in the United States, Canada, Japan, South Korea, the United Kingdom, United Arab Emirates and Saudi Arabia;
◦fresh and fresh-cut vegetable products in North America;
◦grapes and avocados in the United States;
◦non-tropical fruit in select markets; and
◦canned fruit in the European Union (the "EU") and other European and Middle East markets.

Our vision is to inspire healthy lifestyles through wholesome and convenient products. Our strategy is founded on six goals:

Following our acquisition of Mann Packing Co., Inc. ("Mann Packing") in 2018, and the realignment of our business strategy to increase focus on our fresh and value-added products business as well as our core banana business, we changed our reportable segments in fiscal 2019 to better reflect the way we manage our operations. Our business is comprised of two reportable segments that represent our primary fresh & value added products and banana businesses, and one reportable segment that represents our ancillary businesses.

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

We market and distribute our products to retail stores, club stores, convenience stores, wholesalers, distributors and foodservice operators in more than 90 countries around the world. North America is our largest market, accounting for 62% of our net sales in 2020. Our other major markets are Europe (which includes Kenya), the Middle East (which includes North Africa) and Asia. Our net sales by region for the year 2020 are depicted in the chart below.

2020 - Net Sales by Region

Middle East
10%
Other
1%
Asia
11%
Europe
16%
North America
62%

We produce, source, distribute and market a broad array of fresh produce, primarily under the Del Monte® brand, as well as under other proprietary brands, such as UTC® and Rosy®. We also produce, distribute and market prepared fruits and vegetables, juices, beverages and snacks under the Del Monte® brand, as well as other proprietary brands, such as Fruit Express®, Just Juice®, Fruitini® and other regional trademarks in Europe, Africa and the Middle East. We also distribute under the Mann Packing family of brands including Mann's Logo®, Arcadian Harvest®, Nourish Bowls®, Broccolini®, Caulilini®, Better Burger Leaf® and Romaleaf®.

Our distribution centers and fresh-cut facilities address the growing demand from supermarket chains, club stores, convenience stores, foodservice providers, mass merchandisers and independent grocers to provide value-added services, including the preparation of fresh-cut produce, ripening, customized sorting and packing, just-in-time and direct-store-delivery and in-store merchandising and promotional support. Large national and global chains are increasingly choosing fewer suppliers who can serve all of their needs on a national basis. We believe that there is a significant opportunity for a company like ours with a full fresh and fresh-cut produce line, well-recognized brands, a consistent supply of quality produce and a global distribution network to become the preferred supplier to these large retail, convenience store chain, and foodservice customers. We strive to expand this status by increasing our leading position in fresh-cut produce, expanding our fresh fruit and vegetable business, continuing to grow these value-added products and diversifying our other fresh produce selections.

Sourcing and Production

A graphic depicting our geographic sales and sourcing operations is shown below.
We source our fresh produce products primarily from Central and South America, North America, and the Philippines and our prepared food products from Africa, Europe, and the Middle East. We also produce, market and distribute certain prepared food products in North America based on our agreement with Del Monte Pacific Limited and its subsidiary Del Monte Foods, Inc.

Our products are sourced from company-owned operations, through joint venture arrangements and through supply contracts with independent producers. In 2020, 45% of the fresh produce we sold was grown on company-controlled farms and the remaining 55% was acquired primarily through supply contracts with independent growers. Costa Rica is our most significant sourcing location representing approximately 31% of our total sales volume of fresh produce products and where 33% of our property, plant and equipment was located in 2020.

The following table indicates our net sales by product category for the last three years:

	Year ended
	January 1, 2021		December 27, 2019		December 28, 2018
	(U.S. dollars in millions)
Net sales by product category
Fresh and value-added products:
Fresh-cut fruit	$469.0	11%	$524.4	12%	$507.5	11%
Fresh-cut vegetables	383.8	9%	455.9	10%	419.8	10%
Pineapples	458.9	11%	454.8	10%	487.9	11%
Avocados	332.0	8%	380.7	9%	329.2	8%
Non-tropical fruit	210.6	5%	195.9	4%	226.7	5%
Prepared food	264.3	6%	279.6	6%	267.1	6%
Melons	75.5	2%	92.4	2%	107.8	2%
Tomatoes	40.5	1%	52.3	1%	62.5	1%
Vegetables	155.6	4%	176.6	4%	150.8	3%
Other fruit and vegetables	93.9	2%	91.8	2%	95.4	2%
Total fresh and value-added products	$2,484.1	59%	$2,704.4	60%	$2,654.7	59%
Banana	1,602.6	38%	1,656.0	37%	1,703.1	38%
Other products and services	115.6	3%	128.6	3%	136.1	3%
Total	$4,202.3	100%	$4,489.0	100%	$4,493.9	100%

Fresh and value-added products

Our fresh and value-added products segment includes sales of the following product categories:

Fresh-cut produce (fresh-cut fruit and fresh-cut vegetables)

We believe that the fresh-cut produce market continues to be one of the fastest-growing categories in the fresh produce industry, largely due to consumer trends favoring healthy, fresh and conveniently packaged ready-to-eat foods. While packaged salads continue to lead the category of fresh-cut produce sales, the category has expanded significantly to include pineapples, melons, mangoes, grapes, citrus and assorted vegetable produce items that are washed, cut and packaged in a ready-to-use form. Within this market, we believe that there is differentiation between companies active primarily in the packaged salad market and other companies, like us, that can offer a wide variety of value-added fresh-cut fruit and vegetable items.

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

Our fresh-cut products are sold in the United States, Canada, the United Kingdom, France, the Middle East, Japan and Korea. From a regional perspective, our net sales of each fresh-cut category in 2020 were as follows:
•Fresh-cut fruit: North America - 73%, Europe - 17%, Asia - 9%, and the Middle East - 1%.
•Fresh-cut vegetables: North America - 90%, the Middle East - 8%, and Asia 2%.

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

Pineapples

We believe that we are the leading marketer of fresh pineapples in the United States and a leading marketer in other markets worldwide, based on internally generated data. Pineapple net sales by region in 2020 were as follows: North America - 61%, Europe - 20%, Asia - 13%, and the Middle East - 6%.

The premium pineapples, such as our Del Monte Gold® Extra Sweet pineapple, which has an enhanced taste, golden shell color and bright yellow flesh, has replaced the Champaka and other traditional pineapple varieties in popularity and demand. The production and sale of premium pineapples in the market has also led to increased competition. In 2020, we continued our efforts to diversify our product lines with the launch of our newest pineapple product, our proprietary Pinkglow™ pineapple which contains higher levels of lycopene, an antioxidant that has been associated with numerous health benefits.

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

The principal production and procurement areas for our gold pineapples are Costa Rica and the Philippines. Additionally, we opened a fresh pineapple packing facility in Kenya in 2019 to supply our Middle East market. Given the complexity of pineapple cultivation relative to our bananas, a higher percentage of the fresh pineapples we sell (81% by volume in 2020) is produced on company-controlled farms.

Avocados

Avocados are one of the fastest growing produce items in the United States. According to a 2020 publication by The Packer, 31% of consumers purchased avocados over the past twelve months. Additionally, the USDA reports that U.S. demand for avocados has increased steadily over the past two decades, with per capita consumption tripling from 2001 to 2018.

Our avocados are sourced principally from Mexico where we have our own sourcing operations and sorting and packing facility, ensuring a consistent supply of high-quality avocados year-round. We also obtain our supply of avocados from independent growers in the United States, Chile and Peru.

Non-Tropical Fruit

Non-tropical fruit includes grapes, apples, citrus, blueberries, strawberries, pears, peaches, plums, nectarines, cherries and kiwis. Generally, non-tropical fruit grow on trees, bushes or vines that shed their leaves seasonally. Approximately 34% of our non-tropical fruit net sales are from grapes. Fresh grapes are a favorite quick, easy and healthy snack among consumers young and old. In addition to their taste, research on fresh grapes suggests that grapes may offer significant health benefits.  In 2020, The Packer reported that fresh grapes remained a preferred fruit for snacking, with 47% of U.S. consumers having purchased grapes within the past 12 months. Fresh grapes are also processed for the production of wine, raisins, juices and canned products. The higher production cost and higher product value of fresh grapes result from more intensive production practices than are required for grapes grown for processing. While California supplies the majority of total grape volume, imports have made fresh grapes available year-round in the United States, with shipments mostly from South America.  Most U.S. production is marketed from May to October.

We obtain our supply of non-tropical fruit from company-owned farms in Chile and from independent growers principally in Chile, Peru and the United States.  In Chile, we purchase non-tropical fruit from independent growers and also produce a variety of non-tropical fruit on approximately 4,800 acres of company-owned or leased land. Purchase contracts for non-tropical fruit are typically made on an annual basis.

Prepared Food

We have a royalty-free, perpetual license to use the Del Monte® trademark in connection with the production, manufacture, sale and distribution of prepared food, including beverages, in over 100 countries throughout Western, Eastern and Central Europe, Africa, the Middle East and certain Central Asian countries.  We can also produce, market and distribute certain prepared food products in North America based on our agreement with Del Monte Pacific. In Europe, Del Monte is a premier prepared food brand with an approximate 90 year history associated with fruit-based or fruit-derived products and is the leading brand for canned fruit and pineapple in many Western European markets. The Del Monte® brand has had a presence in the United Kingdom since 1926 and is perceived to be a quality brand with high consumer awareness. The Del Monte® brand has a reputation with both consumers and retailers for value, quality and reliability.

We produce, distribute and market prepared pineapple, peaches, fruit cocktail, pears, tomatoes, fruit juices and other fruit and vegetables. Our prepared pineapple products are sourced from our own facility in Kenya. Our deciduous prepared food products, which include peaches, fruit cocktail, pears and apricots are principally sourced from our own facility in Greece and from independent producers. Our tomato products are sourced from our own facility in Greece and from independent producers in Europe. We also distribute and market beverages, including ambient juices and juice drinks, as well as various snacks. Our prepared food products are sold primarily under the Del Monte® label and under the buyers’ own label for major retailers.  We also produce and market industrial products that are composed of fruit that has been processed in our production facilities in the form of purees, pulps and concentrates for further processing (juice, yogurt, cake manufacture and pizza) and for sale to the foodservice industry worldwide. In North America, we produce and market an array of prepared vegetable offerings such as vegetable trays with dip and Mann Packing Nourish Bowls®.

We expect to continue investing in new product development to increase revenue and maintain our premium price position and market leadership in our prepared product categories.  We plan to expand our offerings in the snack category by offering multiple varieties and sizes of fruit and vegetables in plastic cups and pouches with new and improved recipes and various juices, targeting the convenience store and foodservice trade in addition to the traditional retail stores in selected European and Middle East markets.

Banana

Bananas are the leading internationally traded fresh fruit in terms of volume and dollar sales and one of the best-selling fresh fruits in the United States.  Europe, North America and the Middle East are the world’s largest banana markets. Bananas are a key produce department product due to high turnover and the premium margins obtained by retailers.

We believe that we are the third-largest marketer of bananas in the United States and a leading marketer in other markets worldwide, based on internally generated data.  Our net sales of bananas by region in 2020 were as follows: North America - 52%, Europe - 17%, Asia - 20%, and the Middle East 10%. Our ability to provide our customers with a year-round supply of high-quality Del Monte® bananas is important to maintaining our existing customer relationships and attracting new customers. Our position as a volume shipper of bananas has also allowed us to make regular shipments of a wide array of other fresh produce, such as pineapples, melons and plantains, reducing our average per-box logistics costs and maintaining higher quality produce with a longer shelf life.

Bananas have a relatively short growing cycle and are grown in tropical locations with humid climates and heavy rainfall, such as Central and South America, the Caribbean, the Philippines and Africa. Bananas are grown throughout the year in these locations, although demand and prices fluctuate based on the relative supply of bananas and the availability of seasonal and alternative fruit.

We produce bananas on company-controlled farms in Costa Rica, Guatemala, the Philippines, Brazil and Panama and we purchase bananas from independent growers in Guatemala, the Philippines, Ecuador, and Colombia. In 2020, we produced approximately 40% of the banana volume we sold on company-controlled farms, and we purchased the remainder from independent growers. Although our supply contracts are primarily long-term, we also make purchases in the spot market, primarily in Ecuador. In Ecuador and Costa Rica, there are minimum export prices for the sale of bananas which are established and reviewed on a periodic basis by the respective governments.

In the Philippines, we purchase the majority of our bananas through long-term contracts with independent growers. Approximately 77% of our Philippine-sourced bananas are supplied by one grower, representing 18% of the Philippines banana industry volume in 2020.  In the Philippines, we have leased approximately 5,100 hectares of land where we have planted approximately 3,900 hectares of bananas for the Asia and the Middle East markets.

In 2017, we entered into a contract with the Republic of Panama and will invest a minimum of $100.0 million over a period of seven years upon the delivery of a minimum of approximately 10,000 acres of land. Our investment commitment contemplates development of the leased land for banana production, including refurbishment of packing plants, buildings and other banana facilities and preparation of banana infrastructure. This investment, when completed, is expected to significantly increase our company-controlled banana production. Commercial production commenced in 2019 and we expect will continue to increase until full production is reached. At the end of 2020, approximately 1,900 acres of this leased land were under production.

Other Products and Services

Included in our other products and services segment is our Jordanian food business, our third-party ocean freight business and our third-party plastics and box manufacturing business. Our Jordanian food business includes a vertically integrated poultry business, including poultry farms, hatcheries, a feed mill, a slaughterhouse and a meat processing plant. Our Jordanian poultry business is a leading provider of poultry products to retail stores and foodservice operators in that country. The meat processing operation provides meat products for the Jordanian market and to other Middle East and North African markets.

Our third-party ocean freight business allows us to generate incremental revenue on ships’ return voyages to our product sourcing locations and when space is available on outbound voyages to our major markets, which reduces our overall shipping costs.  We expect that our six new refrigerated container vessels, discussed in more detail below and which are larger in size than our existing fleet of vessels, will allow us to expand our third-party ocean freight business by enabling us to ship third-party cargo on both our outbound and inbound voyages.

Our plastics and box manufacturing business produces bins, trays, bags and boxes. The box manufacturing business is intended mainly to satisfy internal packaging requirements. In the case of the plastic manufacturing business, we principally sell these products to third parties and use a portion for our own internal packaging requirements.

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

As of the year ended 2020, we transported our fresh produce to markets using our fleet of one chartered and twelve owned ships, and operated four port facilities in the United States. We operated 46 distribution centers, generally with cold storage and banana ripening facilities in our key markets worldwide, including the United States, Canada, South Korea, the United Arab Emirates, Saudi Arabia, Hong Kong, Germany and France. We also operated 25 fresh-cut facilities in the United States, the United Kingdom, France, Japan, South Korea, and Saudi Arabia, some of which are located within our distribution centers. In addition, we own or lease other related equipment, including approximately 355 trucks and refrigerated trailers used to transport our fresh produce in the United States. In the Middle East, we own approximately 264 trucks used to deliver fresh produce and prepared food products to customers.

As discussed above, we transport our fresh produce using our fleet of one chartered refrigerated ship and twelve owned ships. We also transport our fruit to destinations around the world using third-party container lines that cover destinations that we do not service directly with our own fleet. During 2017 and 2018, we entered into definitive agreements for the construction of six new refrigerated container ships. We believe these new fuel-efficient vessels will allow us to generate logistics cost savings, expand our commercial cargo business, and enhance the freshness and quality of our products. We received four of the ships during, and one ship subsequent to, the fiscal year ended January 1, 2021 ("fiscal 2020"). We expect the final ship to be delivered during our 2021 fiscal year. This ship building program is expected to replace our entire U.S. east coast fleet of ships. We also operate a fleet of approximately 7,000 refrigerated containers.

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

During 2020, one customer, Wal-Mart, Inc. (including its affiliates), accounted for approximately 9% of our total net sales. These sales are reported in our banana and fresh and value-added products segments. No customer accounted for 10% or more of our net sales in 2020. In 2020, our top 10 customers accounted for approximately 33% of our net sales.

North America

In 2020, 62% of our net sales were in North America where we have established a highly integrated sales and marketing network that builds on our ability to control transportation and distribution throughout our extensive logistics network. We operate a total of 29 distribution centers and fresh-cut facilities. Our distribution centers have ripening capabilities and/or other value-added services. We also operate four port facilities, which include cold storage.

Our logistics network provides us with several sales and marketing advantages. For example, because we are able to maintain the quality of our fresh produce in a continuous temperature-controlled environment, we are under less pressure to fully sell a shipment prior to its arrival at port. This allows us to manage the timing of our sales to optimize our margins. Our ability to off-load shipments for cold storage and distribution throughout our network also improves ship utilization by minimizing in-port docking time. Our logistics network also allows us to manage our inventory among distribution centers to effectively respond to changes in customer demand.

We have sales professionals in locations throughout the United States and Canada. We sell to leading grocery stores and other retail chains, wholesalers, mass merchandisers, supercenters, foodservice operators, club stores, convenience stores and distributors in North America. These large customers typically take delivery of our products at the port facilities, which we refer to as FOB delivery. We also service these customers, as well as an increasing number of smaller regional chains and independent grocers, through our distribution centers. Additionally, during 2020 we launched our e-commerce initiative in Dallas, Texas which allows us to market our Del Monte® brand of products directly to consumers. We plan to expand the reach of our e-commerce channel in 2021 to additional markets.

Europe

In 2020, 16% of our net sales were in Europe where we distribute our fresh produce and prepared food products. Our fresh produce products are distributed to leading retail chains, smaller regional customers as well as to wholesalers and distributors through direct sales and distribution centers.  In the United Kingdom, we have a sales and marketing office in Staines, England and operate a fresh-cut facility in Wisbech, England.  In Germany, we operate a distribution center in the Frankfurt area. In

France, we have a distribution center with banana ripening capabilities and a fresh-cut facility in the Paris area to service our expanding customer base. In the Netherlands, Spain, Portugal, Italy and Poland, we have sales and marketing entities that perform direct sales of our fresh produce products.

Our prepared food products are distributed through independent distributors throughout most of Europe. In the United Kingdom, our prepared food products are distributed using a combination of both independent distributors and our own marketing entity. In Russia, we have a sales and marketing office for our prepared food products.
Middle East and North Africa

In 2020, 10% of our net sales were in the Middle East and North Africa.  We distribute our products through independent distributors and company-operated distribution facilities.

The leased distribution/manufacturing center in Dubai, United Arab Emirates (“UAE”) is a state-of-the-art facility with just-in-time delivery capabilities that includes fresh-cut fruit and vegetable operations, an ultra-fresh juice manufacturing operation and prepared food distribution. We distribute these products in the UAE and export them to other Middle East countries. In Saudi Arabia, through our 60%-owned joint venture, we own two distribution centers with banana ripening, cold storage facilities, fresh-cut fruit and vegetable operations, and prepared food manufacturing capabilities for juices, potatoes and sandwiches.  One of the distribution centers is located in Riyadh, the capital city of Saudi Arabia, and the other distribution center is located in Jeddah, the second largest city in the country. These strategically located distribution centers distribute our fresh produce and prepared food products to these growing markets.  In the UAE and in Saudi Arabia, we also distribute our products using our own innovative retail concept through our Food and Beverage (F&B) stores. These F&B stores are small retail kiosks selling our fresh-cut produce, juice and other prepared food products and are strategically located in airports, schools, hospitals and inside hyper-markets.

In Jordan, we own a vertically integrated poultry business including poultry farms, hatcheries, feed mill, slaughterhouse and a meat processing plant. We are a leading provider of poultry products to retail stores and foodservice operators in that country. In Jordan, we also own a meat processing operation that provides meat products for the local market and for export to other Middle East and North African markets. As part of our vertical integration and expansion strategy in this region, we developed a 10 hectares ultra-modern hydroponic greenhouse in Jordan which we are in the process of transforming into a lettuce farm to supply our fresh cut facilities. We opened our first F&B store in this country.

In Qatar, we have a sales and marketing office to serve the expanding brand presence in the country and an F&B store located at the Doha airport. In Turkey, our sales office located in Mersin is responsible for sourcing various types of fruit serving our units across the region in addition to selling and distributing a range of prepared food products to distributors. We have an F&B store in Kuwait in addition to a leased facility to service the Kuwaiti and Iraqi markets with our fresh produce products and fresh-cut fruit and vegetables. In Tunisia, we have an office giving us presence in the North Africa region which imports fresh produce products to sell in the local market. We also have an office in Morocco which distributes our products locally and exports locally-sourced fresh produce, allowing us to further expand our coverage in the North Africa Region. We believe that the Middle East, North Africa and Central Asian countries represent an area for sales growth and development of our fresh and prepared food products. Utilizing our extensive knowledge of this region, we plan to continue capitalizing on this opportunity with increased focus in these markets.

Asia

In 2020, 11% of our net sales were in Asia.  We distribute our products in Asia through direct marketing and large distributors. Our principal markets in this region are Japan, South Korea, mainland China and Hong Kong. In Japan, we distribute 100% of the products we sold in 2020 through our own direct sales and marketing organization and we operate two fresh-cut facilities. Our products are distributed from four distribution centers located at strategic ports in Japan which include cold storage.

We engage in direct sales and marketing activities in South Korea and Hong Kong. In other Asian markets, including mainland China, we sell to local distributors. We have one distribution center and banana ripening facility in Hong Kong. In South Korea, we have three distribution centers that utilize state-of-the art ripening technology which increase our ability to offer value-added services to our customers. In South Korea, we also operate a fresh-cut fruit and vegetable facility from which we supply a major foodservice customer.

South America

In South America, we have direct sales and marketing activities in Chile and utilize local distributors in this region. Our sales in these markets focus mainly on non-tropical fruit including grapes, apples, citrus, blueberries, strawberries, pears, peaches, plums, nectarines, cherries and kiwis. In Chile, we distribute our Costa Rican grown Del Monte Gold® Extra Sweet pineapple. In Brazil, we utilize local distributors for our locally grown banana sales.

Competition

We compete based on a variety of factors, including the appearance, taste, size, shelf life and overall quality of our fresh produce, price and distribution terms, the timeliness of our deliveries to customers and the availability of our produce items. The fresh produce business is highly competitive, and the effect of competition is intensified because our products are perishable. Competition in the sale of bananas, pineapples, avocados, non-tropical fruit and the other fresh fruit and vegetables that we sell comes from competing producers and distributors. Our sales are also affected by the availability of seasonal and alternative produce. While historically our main competitors have been multinational banana and pineapple producers, our diversified range of product offerings has resulted in additional competition from a variety of companies. These companies include local and regional producers and distributors in each of our fresh produce and fresh-cut product categories.

The extent of competition varies by product. In the banana market, we continue to face competition from a limited number of large multinational companies. At times, particularly when demand is greater than supply, we also face competition from a large number of relatively small banana producers. Unlike the pineapple and non-tropical fruit markets, there are few barriers to entry into the banana market. Supplies of bananas can be increased relatively quickly due to bananas having a short growing cycle and the limited capital investment required for banana growing. As a result of changes in supply and demand, plus seasonal factors, banana prices fluctuate significantly.

In the pineapple and non-tropical fruit markets, we believe that the high degree of capital investment and cultivation expertise required, as well as the longer length of the growing cycle, makes it relatively difficult to enter the market. In addition, our profitability has depended significantly on gross profit generated on the sale of our Del Monte Gold® Extra Sweet pineapples. In 2020, our overall pineapple sales volume was relatively flat compared to the prior year period and our average per unit sales prices increased 1%. Increased competition in the production and sale of Del Monte Gold® Extra Sweet pineapples could adversely affect our results. We expect these competitive pressures to continue in 2021.

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

The prepared food products market is mature and characterized by high levels of competition and consumer awareness. Consumer choices are driven by price and/or quality. Large retailers with their “buyers own label” (“BOL”) products appeal to price-conscious consumers, while brand names are the key differentiator for quality-focused consumers. In the prepared food markets in Europe, Africa, North America, and the Middle East, we compete with various local producers, large retailers with their BOL products, and large international branded companies. It is in the branded section that our prepared food products, specifically, canned fruit and pineapple in many European countries, hold a leading position in these markets. The mature state of the market in Western Europe, together with the strength and sophistication of the large retailers there, account in part for the increasing presence of BOL products in many food and beverage categories. In order to reduce our costs and increase our competitiveness in the prepared foods business, particularly in Europe, we use distributors in certain key European markets to perform product distribution and sales and marketing activities. Under these arrangements, the sales, warehousing, logistics, marketing and promotion functions are all performed by the distributor.  In the United Kingdom, we have outsourced our beverage production.  This strategy takes advantage of lower cost and established marketing and distribution networks and enables us to reduce costs and increase our competitiveness in these mature markets.

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

As an indication of our worldwide commitment to quality, food safety, and sustainability, many of our operations are third party certified in globally recognized standards developed for the safe and sustainable production and distribution of quality foods.  These standards include the International Organization for Standardization’s ISO 22000 and the Global Food Safety (GFS) Initiative benchmarked standards of Primus GFS, Global G.A.P, and we are in compliance with all components of the FDA's Food Safety Modernization Act. All of our operations that produce or handle high risk foods (tomatoes, melons or leafy greens) apply Hazard Analysis & Critical Control Points ("HACCP") principles. HACCP is a management system in which food safety is addressed through the analysis and control of biological, chemical and physical hazard from raw material production, procurement and handling, to manufacturing, distribution and consumption of the finished product. Our certification also includes SCS Global Services’ Sustainably Grown Certified and the Sustainable Agriculture Network’s Rain Forest Alliance for sustainable agriculture and food production, and our Costa Rica Banana operation has been certified as Carbon Neutral by SCS Global Services since 2015. Taken together, these certifications reflect our commitment to quality and the strictest standards of food safety.

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

We are also subject to various government regulations in countries where we market our products. The countries in which we market a material amount of our products are the United States, Canada, the countries of the EU, Japan, China, South Korea, Jordan, the UAE and Saudi Arabia. These government regulations include:

•sanitary regulations, particularly in the United States and the EU;

•regulations governing pesticide use in all source countries and residue standards in all market countries, particularly in the United States, Canada, United Kingdom, Germany and Japan and South Korea;

•ongoing Endocrine Disruptor Assessment programs in the EU and United States may potentially impact availability, use and residue tolerance of some pesticides; and

•regulations governing traceability, packaging and labeling, particularly in the United States and the EU.

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

Environmental Proceedings

The management, use and disposal of some chemicals and pesticides are inherent aspects of our production operations. These activities and other aspects of production are subject to various environmental laws and regulations, depending upon the country of operation. In addition, in some countries of operation, environmental laws can require the investigation and, if necessary, remediation of contamination related to past or current operations. We are not a party to any dispute or legal proceeding relating to environmental matters where we believe that the risk associated with the dispute or legal proceeding would be material, except as described in Item 3.  Legal Proceedings and Note 15, “Commitments and Contingencies” to the Consolidated Financial Statements included in Item 8.  Financial Statements and Supplementary Data.

On May 10, 1993, the U.S. Environmental Protection Agency (the "EPA") identified a certain site at our plantation in Hawaii for potential listing on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended. See Item 3.  Legal Proceedings and Note 15, “Commitments and Contingencies” to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

Research and Development, Patents and Licenses, Etc.

Our research and development programs have led to improvements in agricultural and growing practices, as well as product packaging and technology. These programs are directed mainly at reducing the cost and risk of pesticides, using natural biological agents to control pests and diseases, testing new varieties of our principal fruit varieties for improved crop yield and resistance to wind damage and improving post-harvest handling. We have been seeking to increase the productivity of low-grade soils for improved banana growth and experimenting with various other types of fresh produce. Our research and development efforts are conducted by our staff of professionals and include studies conducted in laboratories, as well as on-site field analysis and experiments. We have research teams directing or actively involved in the development of new fruit varieties in the United States, Costa Rica, and Brazil.

 Some of the research and development projects include:

•the development of the Del Monte Gold® Extra Sweet pineapple and other pineapple and melon varieties, including our proprietary Pinkglow™ pineapple

•improved irrigation methods and soil preparation for melon planting

In addition, subsequent to fiscal 2020, we announced a partnership with Queensland University of Technology, located in Brisbane, Australia, to lead innovation toward the development of disease-resistant bananas. The partnership will help to identify new ways of growing bananas that are resistant to Tropical Race 4 (TR4), a serious vascular crop disease that affects one of our principal products, the Cavendish variety of bananas.

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

We can also produce, market and distribute certain prepared food products in North America based on an agreement with Del Monte Pacific utilizing the Del Monte® brand.

We sell produce under several other brands for which we have obtained registered trademarks, including UTC®, Rosy®, Fruit Express®, Just Juice®, Fruitini® and other regional brands.

We also sell products under the Mann Packing family of brands including Mann's Logo®, Arcadian Harvest®, Nourish Bowls®, Broccolini®, Caulilini®, Better Burger Leaf® and Romaleaf®.

Seasonality

Due to seasonal sales price fluctuations, we have historically realized a greater portion of our net sales and of our gross profit during the first two calendar quarters of the year. The sales price of any fresh produce item fluctuates throughout the year due to the supply of and demand for that particular item, as well as the pricing and availability of other fresh produce items, many of which are seasonal in nature. For example, the production of bananas is continuous throughout the year and production is usually higher in the second half of the year, but the demand for bananas varies because of the availability of other fruit. As a result, demand for bananas is seasonal and generally results in higher sales prices during the first six months of the calendar year. We make most of our sales of non-tropical fruit from October to May. As a result of greater demand during the fourth quarter, the prepared food business is expected to have higher net sales and gross profit during this period.

These seasonal fluctuations are illustrated in the table below, which presents certain unaudited quarterly financial information for the periods indicated. Specifically in 2020, net sales and gross profit for most products were negatively impacted, mainly in the second and third quarter, due to the COVID-19 pandemic.

	Year ended
	January 1, 2021	December 27, 2019
Net sales:
First quarter	$1,118.0	$1,154.2
Second quarter	1,092.3	1,239.4
Third quarter	989.7	1,070.2
Fourth quarter	1,002.3	1,025.2
Total	$4,202.3	$4,489.0
Gross profit:
First quarter	$68.5	$95.1
Second quarter	78.7	97.6
Third quarter	67.3	76.2
Fourth quarter	36.4	37.5
Total	$250.9	$306.4

Human Capital Management

We believe in nurturing people, from consumers eating our products to our employees, suppliers, customers and the communities in which we live and work.

Employees

Our employees are our greatest asset and are directly responsible for our success in delivering fresh, quality products to consumers. Our current workforce is comprised of approximately 8,365 full-time, salaried employees and 29,235 full-time, hourly employees. Additionally, we employed over 10,300 seasonal, hourly employees, who enabled us to pack our in-season fruits and vegetables. Approximately 99% of our workforce are employed in production locations. We provide our employees with competitive fixed and/or variable pay, and for eligible employees, we currently provide access to health and retirement benefits. In each of our regions, we work with local officials to calculate fair wages for our team members. We are competitive with local practices; on average, we pay above minimum wage at our farms in Central America, the Philippines, and Kenya.

Diversity and Inclusion

We strive to foster a culture of diversity and inclusion (“D&I”) so all employees feel respected and no employee feels discriminated against. We are proud of our diversity across our organization and especially our leadership team, of which 25% identifies as Hispanic, 17% identifies as Black and 25% identifies as Middle Eastern. We embrace diversity throughout our company as we have employees across six different generations and many different backgrounds. In 2019, we launched an internal diversity audit to better understand diversity, equity and inclusion within our organization. We have adopted this audit and are currently in the process of our second iteration. In 2021, a formal council comprised of senior leadership will work to connect our D&I efforts with our overall business strategy to communicate our goals, develop mechanisms to achieve those goals and track our progress. We believe a diverse workforce fosters innovation and cultivates an environment of unique perspectives. As a result, diversity and inclusion help us meet the needs of our customers around the world.

Engagement and Opportunities

Evolving our culture to increase employee engagement and productivity is a primary focus of our strategic plan as we believe an engaged workforce leads to a more innovative, productive and profitable company. Our employees are supported with training and development opportunities to pursue their careers and ensure compliance with our policies. We also utilize a centralized employee intranet to reach out to all employees and allow them to stay connected, remain informed and communicate their thoughts and values.

Health

We support the health and well-being of our employees by offering health care benefits. While these benefits vary across our different regions, we are competitive with local practices. In response to the coronavirus pandemic, we implemented extensive safety programs to protect our employees from COVID-19. In the first eight months of 2020, we donated 14.9 million pounds of produce that helped feed North American families. We also donated more than two million pounds to families in Central America. In the UK, we donated 80,000 bags of fresh produce to essential workers. In Guatemala, we made financial donations to help support the development of a field hospital. And, in the Philippines, Kenya and Chile, we partnered with local officials and organizations to assist with sanitation efforts. We are dedicated to helping our workforce, consumers, communities and customers persevere through these tough times.

Safety

We are committed to building a culture of safety with the goal of zero incidents. We enforce our Supplier Code of Conduct to ensure our suppliers uphold these standards and eliminate labor violations in our supply chain. We require that all our suppliers are certified against Global Food and Safety Initiative benchmarked standards or other standards needed to ensure the safety of their products. We are also supporting innovations to enhance soils, crop yields and resiliency to strengthen our farmers’ livelihoods.

Community Outreach

We care for our employees and their communities by giving back and responding in times of crisis. We support our grower and community partners through our “Farm2Family” corporate giving program, through which we contribute to farm advocacy (conservation and education), hunger relief, disaster relief, family care and healthy living. In 2020, we donated over 8 million pounds of food and gave $760,000 to local community groups. We have also responded to the impacts of numerous natural disasters and are recognized by Feeding America as a Disaster Relief Partner. In 2020, we raised over $90,000 to support the communities in Guatemala impacted by Hurricane Eta and Iota.

Globally, we launch and support a variety of projects each year, from providing clean water, to funding schools, to planting trees. We seek to continue to grow, support and evolve these efforts in a way that meets the changing needs of our individual communities around the world.

Workforce Governance

Our Board of Directors currently oversees all human capital resources. Our Governance Committee currently oversees our policies and programs related to sustainability, risk management, corporate social responsibility and the environment. Additionally, our Compensation Committee is dedicated to carrying out incentive programs and working with our employees to strategically align talent within the Company. Within our Compensation Committee, our Human Resources officer is responsible for advising and providing insight to best practices regarding human resource issues.

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

Availability of Reports and Additional Information

Our legal name is Fresh Del Monte Produce Inc., and we use the commercial name Del Monte Fresh Produce. We are an exempted holding company, incorporated under the laws of the Cayman Islands on August 29, 1996. At January 1, 2021, the close of our most recent fiscal year, members of the Abu-Ghazaleh family directly owned approximately 29.7% of our outstanding Ordinary Shares.

Our principal executive office is located at 190 Elgin Avenue, George Town, Grand Cayman, KY1-9005, Cayman Islands. The address of our U.S. executive office is Del Monte Fresh Produce Company, 241 Sevilla Avenue, Coral Gables, Florida 33134. Our telephone number at our U.S. executive office is (305) 520-8400. Our Internet address is www.freshdelmonte.com. We make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), on our website under “Investor Relations - SEC Filings,” as soon as reasonably practicable after we file electronically such material with, or furnish it to, the United States Securities and Exchange Commission (the “Commission”). Information on our website is not a part of this Report on Form 10-K. Copies of our annual report may be obtained, free of charge, upon written request to Attention: Investor Relations, c/o Del Monte Fresh Produce Company, 241 Sevilla Avenue, Coral Gables, Florida 33134.

The volume data included in this annual report has been obtained from our records. Except for volume data for Fresh Del Monte, the market share, volume and consumption data contained in this annual report have been compiled by us based upon data and other information obtained from third-party sources, primarily from the Food and Agriculture Organization of the United Nations, and from our surveys of customers and other company-compiled data. Except as otherwise indicated, volume data contained in this Report is shown in millions of 40-pound equivalent boxes.

Item 1A.Risk Factors

We are subject to many risks and uncertainties that may affect our future financial performance and our stock price. Some of the risks and uncertainties that may cause our financial performance to vary or that may materially or adversely affect our financial performance or stock price are discussed below.

Risks Related to Our Business and Operations

The COVID-19 pandemic and resulting worldwide economic conditions are adversely affecting, and will continue to adversely affect, our business operations, financial condition, results of operations, and cash flows.

In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This has spread globally and in March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. The COVID-19 pandemic began to have a material adverse impact on our results of operations in fiscal 2020, and we expect it to continue to adversely affect our business.

For example, in the first quarter of 2020, the COVID-19 pandemic resulted in service cancellations and containers that were unable to clear at certain of our Chinese ports. As a result, we had to redirect our products to markets such as Japan, Korea, and Hong Kong which adversely affected our results of operations due to oversupply in these markets. Additionally, government imposed mandatory closures and restrictions across various of our key global markets have resulted in volatile supply and demand conditions, primarily of our higher price point products such as pineapples, avocados, and fresh-cut fruit and vegetables as well as reduced demand in our foodservice distribution channel. As a result of these circumstances, the COVID-19 pandemic had a negative impact on net sales in fiscal 2020, resulting in an estimated $303.6 million in lost sales in our fresh and value-added products and banana segments, as compared with our net sales during the year ended December 27, 2019 for these segments. We also recorded $23.8 million of other product-related charges as a direct result of the pandemic which principally include inventory write-offs resulting from the reduced demand for certain of our products in fiscal 2020, which are presented in cost of products sold in our Consolidated Statement of Operations. In addition, the COVID-19 pandemic and related government restrictions have caused us to incur incremental costs in order to implement social distancing protocols and more frequent cleaning cycles, particularly in our farming operations in Central America.

In early 2021, health agencies in certain regions where we operate (including North America and Europe) approved vaccines for combating the COVID-19 virus. While administration of the vaccines has begun, mass distribution is unlikely to occur until late 2021 as local governments have prioritized initial distribution to certain healthcare and essential workers as well as those more susceptible to the effects of the virus. As a result, continued government-imposed restrictions aimed at mitigating the spread of the virus across our key global markets are expected to continue to negatively impact our future operating results during the first quarter of 2021. The extent of the impact of the COVID-19 pandemic on our financial performance, including our ability to execute our strategic initiatives, will depend on future developments, including the duration and spread of the pandemic and related government restrictions, all of which are uncertain and cannot be predicted. Additionally, if the COVID-19 pandemic results in a global recession, the negative impacts of the pandemic on our operating results may worsen or be prolonged.

In addition, our ability to continue to supply our products is highly dependent on our workforce which is a key component of our vertically integrated network, including our workers involved in the growing, harvesting, transportation and distribution of our products. Our ability to maintain the safety of our workforce may be significantly impacted by individuals contracting or being exposed to COVID-19, and our operations and financial results may be negatively affected as a result. While we are following the requirements of governmental authorities and taking additional preventative and protective measures to ensure the safety of our workforce, including implementing remote working arrangements across our administrative offices and varying procedures and protocols at various facilities, such as implementation of social distancing, thermal screenings, the use of protective screens and face masks, and imposing visitor and travel restrictions, we cannot be certain that these measures will be successful in ensuring the health of our workforce. For example, during fiscal 2020, some of our workers contracted the COVID-19 virus, which resulted in a temporary facility closure in one location, reduced production hours, increased cleaning and logistical costs, as well as an adverse impact on our net sales due to the perishability of our products. Additional workforce disruptions of this nature may significantly impact our ability to maintain our operations and may adversely affect our financial results. Staffing shortages or employee relations issues related to COVID-19 may lead to increased compensation expenses. Governments in our major regions may impose new laws or regulations around work and/or travel restrictions which may make it challenging for us to meet our staffing needs, or cause us to incur additional labor costs as a result. We may also experience additional costs related to increased workers’ compensation claims, health and safety inspections and group health insurance expenses as a result of the COVID-19 pandemic. We may also be subject to lawsuits from employees and others exposed to COVID-19 at our production and other facilities. Such actions may involve large demands, as well as substantial defense costs.

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

Our ability to meet our financial obligations will depend on our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, some of which are beyond our control. For example, with the COVID-19 pandemic, our operating results during fiscal 2020 were materially adversely impacted. While we believe that currently, our cash flows from operations and sources of funding, including available credit under our existing credit facilities, will sufficiently support our liquidity needs, we cannot predict whether future developments associated with the COVID-19 pandemic will materially adversely affect our long-term liquidity position. During fiscal 2020, we took several steps to conserve our liquidity position including reducing our quarterly cash dividend from ten cents ($0.10) per share in the first quarter of 2020 to five cents ($0.05) per share in the second and third quarters of 2020 and delaying certain of our planned capital expenditures to 2021. In the event of a sustained market deterioration, we may need additional liquidity which would require us to evaluate available alternative strategies such as selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital, strategies of which could be unsuccessful.

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

Our profitability depends largely upon our profit margins and sales volumes of bananas, pineapples and other fresh produce. In 2018, 2019 and 2020, banana sales accounted for the most significant portion of our total net sales when compared with our remaining product categories.

Supply of bananas can be increased relatively quickly due to the banana’s relatively short growing cycle and the limited capital investment required for banana growing. As a result of imbalances in supply and demand and import regulations, banana prices fluctuate; consequently, our operating results could be adversely affected.

Sales prices for bananas, pineapples and other fresh produce are difficult to predict and it is possible that they will decline in the future. In recent years, there has been increasing consolidation among food retailers, wholesalers and distributors, and consolidation could continue. We believe the increasing consolidation may contribute to further downward pressure on our sales prices. In the event of a decline in sales prices or sales volumes, we could realize significant losses, experience liquidity problems and suffer a weakening in our financial condition. A significant portion of our costs are fixed, so that fluctuations in the sales prices have an immediate impact on our profitability. Our profitability is also affected by our production costs, which may increase due to factors beyond our control.

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

Our agricultural plantings are potentially subject to damage from crop disease or insect infestations, which could adversely impact our operating results and financial condition.

Fresh produce is vulnerable to crop disease and insect infestations which may vary in severity and effect, depending on the stage of production at the time of infection or infestation, the type of treatment applied and climatic conditions. Crop diseases or insect infestations may adversely affect our supply of one or more fresh produce items, reduce our sales volumes, increase our unit production costs or prevent or impair our ability to ship products as planned.

For example, in the third quarter of 2019, Tropical Race 4, or TR4, a serious vascular crop disease that affects one of our principal products, the Cavendish variety of bananas, was discovered at plantations in Colombia. The disease, which was originally identified in South East Asia and has now spread across 19 countries, destroys banana crops and makes affected banana plants barren. We continue to monitor TR4 in Colombia and are working with agricultural experts and qualified agencies to improve our existing quarantine and other prevention strategies as well as to develop contingency plans. However, there is a risk that TR4 will spread to our farms in Latin America or our suppliers’ farms in Latin America and destroy all or a portion of the banana crops and adversely affect our purchased fruit cost and our profitability. In addition, we have and will continue to incur costs to improve our quarantine and other prevention strategies and to discover solutions to the spread of the disease, which may adversely impact our operating profit. While we are seeking to identify a replacement to the Cavendish variety of banana that appeals broadly to consumers and is resistant to these types of diseases, including through our partnership with Queensland University of Technology aimed at identifying new ways of growing bananas that are resistant to TR4, this initiative may require material expenditure of capital and may not be successful. A long-term reduction in the supply of bananas resulting from the TR4 disease could result in a significant increase in the price of bananas, adversely affecting our margins and/or consumer demand, and our results of operation.

Severe weather, natural disasters and other conditions affecting the environment, including the effects of climate change, could result in substantial losses and weaken our financial condition.

Severe weather conditions, such as floods, droughts, windstorms, hurricanes and wildfires, and natural disasters, such as earthquakes, may adversely affect our supply of one or more fresh produce items, reduce our sales volumes, increase our unit production costs or prevent or impair our ability to ship products as planned. When severe weather, natural disasters and other adverse environmental conditions (i) destroy crops planted on our farms or our suppliers’ farms or (ii) prevent us from exporting these crops on a timely basis, we may lose our investment in those crops and/or our purchased fruit cost may increase. These risks can be exacerbated when a substantial portion of our production of a specific product is grown in one region, provided by a limited number of suppliers, or when it endangers one of our primary products. As a result of climate change, these severe weather conditions may occur with higher frequency or may be less predictable in the future.

For example, in the fourth quarter of 2020, two hurricanes, Eta and Iota, impacted our farm operations in Guatemala. The hurricanes resulted in the destruction of certain areas of our banana and melon plantations which were flooded due to heavy rainfall, resulting in $12.0 million in inventory write-offs for fiscal 2020 which are reflected in cost of products sold in our consolidated statement of operations. In addition, the hurricanes also resulted in damages to our property, plant, and equipment on the farms, including to our banana plantations, levees, drainage equipment, and other related fixed assets. As a result, we recorded $4.8 million of impairment charges in connection with the storms, reflected in asset impairments and other charges, net in our consolidated statement of operations for fiscal 2020.

Future severe weather events or natural disasters could result in significant disruptions to our operations, and have a material adverse effect on our business, results of operations, and financial condition.

Water scarcity in our growing regions could adversely affect our agricultural operations, financial condition, results of operations and cash flows.

Water is vital to the production of the fresh produce products on which our business relies. In recent years, exposure to water deficits in particular regions around the globe has become more evident. For example, water shortages in Brazil negatively impacted our banana production in the last five years, and our pineapple farms in Kenya were affected by a drought associated with El Nino during 2016, 2017, and 2019. In order to mitigate water risk, we have invested heavily to upgrade existing infrastructure to more efficient irrigation systems like drip or low pressure/low volume sprinkler systems, both in Kenya and Guatemala. In addition, we conduct an analysis of water related issues in the specific river basin where new development might be planned has become part of the due-diligence process before investing in agriculture operations, which has resulted in increased costs.

If water available to our operations becomes scarce or the quality of that water deteriorates, we may incur increased production costs or face production constraints that may materially adversely affect our financial condition, results of operations and cash flows.

The markets in which we operate are highly competitive, which could adversely affect our profitability.

The banana and fresh and value-added products markets are highly competitive, and the effect of competition is intensified because most of our products are perishable. Competition in our product categories is based on various factors including price, product quality, brand recognition and loyalty, effectiveness of marketing and promotional activity, and the ability to identify and satisfy consumer preferences. The extent of competition generally varies by product. To compete successfully, we must be able to strategically source fresh produce and value-added products of uniformly high quality and sell and distribute them on a timely and regular basis.

In the banana and pineapple markets, we primarily compete with a limited number of multinational and large regional producers. In the case of our other fresh fruit and vegetable products, we compete with numerous small producers, as well as regional competitors. The fresh-cut produce market is highly fragmented, and we compete with a wide variety of local and regional distributors of branded and unbranded fresh-cut produce and, in the case of certain fresh-cut vegetables, a small number of large, branded producers and distributors. The prepared food markets are mature markets characterized by high levels of competition and consumer awareness. In addition, our profitability has depended significantly on the sale of our Del Monte Gold® Extra Sweet pineapples. Increased competition in the production and sale of Del Monte Gold® Extra Sweet pineapples or our other product categories could adversely affect our results. We expect these competitive pressures to continue.

We are subject to material currency exchange risks because our operations involve transactions denominated in various currencies, which could negatively affect our operating results.

We conduct operations in many areas of the world involving transactions denominated in various currencies, and our results of operations, as expressed in dollars, may be significantly affected by fluctuations in rates of exchange between currencies. Although a substantial portion of our net sales (34% in 2020) is denominated in non U.S. dollar currencies, we incur a significant portion of our costs in U.S. dollars. Although we periodically enter into currency forward contracts as a hedge against currency exposures, we may not enter into these contracts during any particular period or these contracts may not adequately offset currency fluctuations. We generally are unable to adjust our non U.S. dollar local currency sales prices to compensate for fluctuations in the exchange rate of the U.S. dollar against the relevant local currency. In addition, there is normally a time lag between our costs incurred and collection of the related sales proceeds. Accordingly, if the U.S. dollar appreciates relative to the currencies in which we receive sales proceeds, our operating results may be negatively affected. Our costs are also affected by fluctuations in the value, relative to the U.S. dollar, of the currencies of countries in which we have significant production operations, with a weaker U.S. dollar resulting in increased production costs.

Our strategy of diversifying our product line, expanding into new geographic markets and increasing the value-added services that we provide to our customers may not be successful.

We are diversifying our product line through acquisitions and internal growth. In addition, we have expanded our service offerings to include a higher proportion of value-added services, such as the preparation of fresh-cut produce, ripening, customized sorting and packing, direct-to-store delivery and in-store merchandising and promotional support. This strategy represents a significant departure from our traditional business of delivering our products to our customers at the port. In recent periods, we have made significant investments in distribution centers, new growing operations and prepared food facilities through capital expenditures and have expanded our business into new geographic markets. In 2018, we made a significant investment in the fresh-cut and value-added vegetable category by acquiring Mann Packing. We may not be successful in anticipating the demand for these products and services, in establishing the requisite infrastructure to meet customer demands or the provision of these value-added services. During recent years, we incurred significant asset impairment and other charges as a result of our continuing efforts to align our diversified product lines with market demand. If we are unable to successfully develop and integrate the diversified product lines in our fresh-cut and value-added vegetable category we may not realize all of the anticipated synergies and other benefits of our acquisition of Mann Packing, or if the business of Mann Packing or the markets in which it operates deteriorate, it could have an adverse effect on our business, financial condition and results of operations.

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

We review goodwill and other intangible assets for impairment on an annual basis or earlier if indicators for impairment are present. The goodwill associated with our banana reporting unit and the goodwill and trade names and trademarks associated with our prepared food reporting unit are highly sensitive to differences between estimated and actual cash flows and changes in the related discount rates used to evaluate their fair value. If our banana and prepared foods reporting units do not perform to expected levels, the goodwill and other intangible assets associated with these reporting units may be at risk for impairment in the future. For example, the COVID-19 pandemic negatively impacted our results of operations during fiscal 2020, including in our banana segment. Given the uncertainty surrounding the pandemic, we cannot predict whether future developments associated with COVID-19 will result in projected cash flows that lead to impairment of our intangible assets. If incurred, future impairment of our intangible assets could have a material adverse effect on our results of operations.

Additionally, we record impairments on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. During fiscal 2020, we incurred $11.8 million in long-lived asset impairment charges primarily relating to hurricane damages to our operations in Central America, impairments of property and equipment in North America, the Middle East, and Europe, and impairments to our banana operation in the Philippines due to our decision to abandon certain low-yield areas. Additional asset impairments may be recognized based on future decisions and conditions.

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

Sales to Wal-Mart, Inc., our largest customer, amounted to approximately 9% of our total net sales in fiscal 2020, and our top 10 customers collectively accounted for approximately 33% of our total net sales. We expect that a significant portion of our revenues will continue to be derived from a relatively small number of customers. We believe these customers make purchase decisions based on a combination of price, product quality, consumer demand, customer service performance, desired inventory levels and other factors that may be important to them at the time the purchase decisions are made. Changes in our customers' strategies or purchasing patterns, including a reduction in the number of brands they carry, may adversely affect our sales. Additionally, our customers may face financial or other difficulties which may impact their operations and cause them to reduce their level of purchases from us, which could adversely affect our results of operations. Customers also may respond to any price increase that we may implement by reducing their purchases from us, resulting in reduced sales of our products. If sales of our products to one or more of our largest customers are reduced, this reduction may have a material adverse effect on our business, financial condition, and results of operations. Any bankruptcy or other business disruption involving one of our significant customers also could adversely affect our results of operations.

Increased prices for fuel, packaging materials or short-term refrigerated ship charter rates could increase our costs significantly.

Our costs are determined in large part by the prices of fuel and packaging materials, including containerboard, plastic, resin and tin plate. We may be adversely affected if sufficient quantities of these materials are not available to us. Any significant increase in the cost of these items could also materially and adversely affect our operating results. Other than the cost of our products (including packaging), logistics (sea and inland transportation) costs represent the largest component of cost of products sold. Third-party containerized shipping rates are also a significant component of our logistic costs. During 2019, cost of fuel increased 1%, containerboard increased 2% and fertilizer increased slightly by 0.4% resulting in an increase of cost of product sold of $3.4 million. During 2020, cost of fuel decreased 18%, containerboard decreased 16% and fertilizer decreased by 10% resulting in a decrease of cost of product sold of $36.0 million. In addition, we are subject to the volatility of the charter ship market because one of our ships is chartered. The remaining term for our chartered ship is four to six months. As a result, significant increases in fuel, packaging material, fertilizer and charter rates would materially and adversely affect our results.

During fiscal 2020, we entered into bunker fuel swap agreements which allowed us to lock in fuel prices for portions of our fuel expenses throughout fiscal years 2020 and 2021. We designated our bunker fuel swap agreements as cash flow hedges. Our bunker fuel swap agreements can either offset increases in market fuel prices or can result in higher costs if market fuel prices decline. As such, there can be no assurance that our hedging arrangements will be successful in mitigating higher fuel costs in future periods.

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

The voluntary recall had a negative effect on net sales in 2019, primarily of fresh-cut vegetables, resulting in an estimated $21.0 million in lost sales associated with the recalled products as compared to our original expectations for such products. In addition, we recorded a reduction in net sales of approximately $6.0 million in the fourth quarter of 2019 to account for customer claims and customer-related charges. We also incurred $4.4 million in inventory write-offs in the fourth quarter of 2019 as a result of the voluntary recall which are presented in cost of products sold in our Consolidated Statement of Operations. In addition, we recorded $0.5 million in asset impairment and other charges, net.

While we resumed production and began shipping product to our customers in November 2019, we have not fully returned to our pre-recall distribution levels and our net sales in 2020 continued to be negatively impacted by the recall as a result. We anticipate that sales of our fresh-cut vegetable and other recalled vegetable products may be reduced in future periods as compared to our original expectations for such products. Further, while there have been no illnesses or injuries reported to date, the occurrence of any illnesses or injuries could have serious consequences on sales of our fresh-cut vegetables and sales of our other products, our brands and reputation, any of which could harm our business.

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

The EPA has placed a certain site at our former plantation in Oahu, Hawaii on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. Under an order entered into with the EPA, we completed a remedial investigation and engaged in a feasibility study to determine the extent of the environmental contamination. The remedial investigation report was finalized in January 1999 and approved by the EPA in February 1999. A final draft feasibility study was submitted for EPA review in December 1999 and updated in December 2001 and October 2002, and approved by the EPA in April 2003. In September 2003, the EPA issued the Record of Decision (“ROD”). The EPA estimated in the ROD that the remediation costs associated with the cleanup of our plantation would range from $12.9 million to $25.4 million. The undiscounted estimates are between $13.0 million and $28.7 million. As of January 1, 2021, there are $12.7 million included in other noncurrent liabilities and $0.3 million included in accounts payable and accrued expenses in our Consolidated Balance Sheets relating to the Kunia Well Site clean-up. Going forward, we expect to expend approximately $0.4 million in 2021, and $3.8 million for 2022 through 2025 on this matter. See Item 3.  Legal Proceedings and Note 15, “Commitments and Contingencies” to the Consolidated Financial Statements included in Item 8.  Financial Statements and Supplementary Data.

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

Our business is multinational and subject to the political, economic and other risks that are inherent in operating in numerous countries, including:
•a change in laws and regulations or imposition of currency restrictions and other restraints;
•the imposition of import and export duties and quotas;
•the risk that the government may expropriate assets;
•the imposition of burdensome tariffs and quotas;
•political changes and economic crises that may lead to changes in the business environment in which we operate;
•international conflict, including terrorist acts, that could significantly impact our business, financial condition and results of operations;
•public health epidemics which have the potential to impact employees and the global economy;
•economic sanctions that may be imposed on some countries, which could disrupt the markets for products that we sell, even if we do not sell directly into the target country;

•potential violations or alleged violations of the various laws, regulations, safety codes, employment practices, human rights standards, and other obligations, norms, and ethical standards associated with our multinational operations that may result in litigation costs and damage to our reputation, even if we are ultimately not found responsible;
•economic downturns, political instability and war or civil disturbances that may disrupt our, our suppliers' and our customers' production and distribution logistics or limit sales in individual markets; and
•disruptions in our, our suppliers' and our customers' ability to access capital and credit markets.

As it relates to the regulatory environment, banana import regulations have in prior years restricted our access to the EU banana market and increased the cost of doing business in the EU.  In December 2009, the EU entered into an agreement with certain Latin America banana exporting countries to settle a long running dispute over banana import tariffs. This agreement was ratified in May 2010. Under this agreement, the EU gradually reduced import tariffs on bananas from Latin America on an annual basis to €114 per ton as of January 1, 2019, except for countries under Free Trade Agreements (FTA's). Countries under FTA's that signed bilateral agreements with the EU in 2012 are benefiting from accelerated but gradual reduction of import duties. The FTA's are in effect for Central American countries, Colombia, and Peru. The duty for FTA countries was €89 per ton for 2018, €82 in 2019 and was reduced to €75 per ton on January 1, 2020. Our Colombia and Central America sourced bananas benefit from this FTA agreement. We cannot predict the impact of further changes to the banana import tariffs or new quotas on the EU banana market. Additionally, we cannot predict the impact to banana import tariffs that may result from the United Kingdom’s departure from the EU. The United Kingdom withdrew from the EU on January 31, 2020, commonly referred to as “Brexit”. While existing legislation is such that tariffs on bananas will remain consistent with those realized under the EU, we cannot predict if future legislative changes will impact our cost of importing bananas into the United Kingdom.

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

We are also subject to a variety of government regulations in countries where we market our products, including the United States, the EU, Asia, countries of the Middle East and Africa. Examples of the types of regulation we face include:

•sanitary regulations;
•regulations governing pesticide use and residue levels; and
•regulations governing packaging and labeling.

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
Our growth strategy is based in part on growth through acquisitions or expansion. Accordingly, we may acquire other businesses or enter into joint ventures or other business partnerships from time to time. These types of transactions inherently involve a number of risks, including risks related to:
•identifying appropriate acquisition candidates or business partners;
•potential difficulties in successfully integrating acquired operations;
•the quality of products produced by acquired businesses or business partners in comparison to the products we historically have provided;

•any loss of key employees of acquired operations or any inability to hire or retain key employees necessary to integrate an acquired business or otherwise implement our growth strategy;
•potential diversion of our capital and management attention away from other important business matters;
•financial risks, such as potential unknown liabilities of any acquired business;
•potential issues with the financial disclosures, accounting practices or internal control systems of any acquired business, joint venture or business partner; and
•in the case of joint ventures and business partnerships, increased potential risks associated with the lesser degree of control that we may be able to exert due to our arrangements with our business partners.

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

Changes in tax laws in any of the jurisdictions in which we operate or in which we establish holding companies, or adverse outcomes from tax audits could cause fluctuations in our overall tax rate and adversely impact our operating results.

Our income taxes consist of the consolidation of tax provisions computed on a separate entity basis, for each country in which we have operations.  Changes in the sources of income, agreements we have with taxing authorities in various jurisdictions, or tax filing positions taken in these jurisdictions, could cause our overall tax rate to fluctuate significantly from our own past tax rates.  In addition, changes in rules related to Accounting for Income Taxes or changes in applicable tax laws and regulations, including tax laws that impact our current company structure, could adversely affect our tax expense, profitability, and cash flows. For example, in the U.S., the new administration may implement substantial changes to fiscal and tax policies, which could include comprehensive tax reform. We cannot predict the impact, if any, of these potential changes to our business. However, it is possible that these changes could adversely affect our business, financial position and results of operations.

We must comply with complex and evolving tax regulations in the various jurisdictions in which we operate, which subjects us to international tax compliance risks. Some tax jurisdictions in which we operate have complex and subjective rules regarding income tax, value-added tax, sales or excise tax, tariffs, duties and transfer tax. From time to time, our subsidiaries are subject to tax audits and may be required to pay additional taxes, interest or penalties should the taxing authority assert different interpretations, or different allocations or valuations which could be material and could reduce our income and cash flow from our international operations. The imposition of any penalties and costs of litigation, regardless of an eventual ruling in our favor, in connection with current or future tax disputes related to our international operations could materially adversely affect our business, financial condition and operating results.

In addition, adverse outcomes from tax audits in any of our major tax or operating jurisdictions, such as the United States, Luxembourg, Switzerland, Costa Rica, Guatemala, Kenya, or Japan, could materially adversely impact our operating results. For example, in connection with a current examination of the tax returns in two of these foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing aggregating approximately $145.5 million (including interest and penalties) for tax years 2012 through 2016. We strongly disagree with the proposed adjustments and we expect to exhaust all administrative and judicial remedies necessary in both jurisdictions to resolve the matters. However, there can be no assurance that these matters will be resolved in our favor, and an adverse outcome of either matter, or any future tax examinations involving similar assertions, could have a material effect on our financial condition, results of operations and cash flows.

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

Risks Related to Our Information Systems

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

Risks Related to Our Financing
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

Changes in interest rates and cessation of LIBOR could adversely affect our earnings and/or cash flows.

Because a significant number of our loans are made at variable interest rates, our business results are subject to fluctuations in interest rates. Certain loans extended to us are made at variable rates that use LIBOR as a benchmark for establishing the interest rate. LIBOR is the subject of recent proposals for reform. On July 27, 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. These reforms will cause LIBOR to cease to exist and will cause the establishment of an alternative reference rate(s). The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, is considering replacing U.S. dollar LIBOR with a newly created index, calculated based on repurchase agreements backed by treasury securities. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom, the United States or elsewhere. If LIBOR ceases to exist after 2021, a comparable or successor reference rate as approved by the Administrative Agent under the Credit Agreement will apply or such other reference rate as may be agreed by us and the lenders under the Credit Agreement. To the extent these interest rates increase, our interest expense will increase, which could adversely affect our financial condition, operating results and cash flows. These consequences cannot be entirely predicted and could have an adverse impact on the market value for, or value of, LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us. Changes in market interest rates may influence our financing costs, returns on financial investments and the valuation of derivative contracts and could reduce our earnings and cash flows.

We manage interest rate risks with a variety of techniques that include the selective use of derivatives. If LIBOR ceases to exist, there is no assurance that the interest rate on our interest rate swaps will conform to the new interest under our Credit Agreement. There can further be no assurance that fluctuations in interest rates will not have a material adverse impact on our earnings and cash flows. If the fallback LIBOR rate to our interest rate swaps differs from the fallback LIBOR rate under our Credit Agreement, our interest rate swaps may be ineffective and require us to mark-to-market the ineffective portion of the interest rate swap through our income statement. Accordingly, if any of the derivative instruments we use to hedge our exposure to these various types of risk is ineffective, it may have an adverse impact on our earnings and cash flows.

Risks Related to Our Corporate Structure
Our principal shareholders are able to significantly influence all matters requiring shareholder approval.

Members of the Abu-Ghazaleh family, including our Chairman and Chief Executive Officer and one of our directors, are our principal shareholders. As of February 12, 2021, they together directly owned 29.6% of our outstanding Ordinary Shares, and our Chairman and Chief Executive Officer holds, and is expected to continue to hold, an irrevocable proxy to vote all of these shares. We expect our principal shareholders to continue to use their interest in our Ordinary Shares to significantly influence the direction of our management, the election of our board of directors and to determine substantially all other matters requiring shareholder approval. The concentration of our beneficial ownership may have the effect of delaying, deterring or preventing a change in control, may discourage bids for the Ordinary Shares at a premium over their market price and may otherwise adversely affect the market price of the Ordinary Shares.

A substantial number of our Ordinary Shares are available for sale in the public market, and sales of those shares could adversely affect our share price.

Future sales of our Ordinary Shares by our principal shareholders, or the perception that such sales could occur, could adversely affect the prevailing market price of our Ordinary Shares. Of the 47,375,570 Ordinary Shares outstanding as of February 12, 2021, 14,011,290 Ordinary Shares are owned by the principal shareholders and are “restricted securities.” These “restricted securities” (i) are subject to a registration rights agreement and can be registered upon demand in certain circumstances and (ii) are eligible for sale in the public market without registration under the Securities Act of 1933 (the “Securities Act”), subject to compliance with the resale volume limitations and other restrictions of Rule 144 under the Securities Act. In addition, approximately nine million of the Ordinary Shares owned by the principal shareholders have been pledged to secure payment of loans, including margin loans. Any margin call or similar action by a lender that results in a forced sale of a substantial number of Ordinary Shares pledged by the principal shareholders could adversely affect the market price of our Ordinary Shares.

Our organizational documents contain a variety of anti-takeover provisions that could delay, deter or prevent a change in control.

Various provisions of our organizational documents and Cayman Islands law may delay, deter or prevent a change in control of us that is not approved by our board of directors. These provisions include:

•a classified board of directors;

•a prohibition on shareholder action through written consents;

•a requirement that general meetings of shareholders be called only by a majority of the board of directors or by the Chairman of the Board;

•advance notice requirements for shareholder proposals and nominations;

•limitations on the ability of shareholders to amend, alter or repeal our organizational documents; and

•the authority of the board of directors to issue preferred shares with such terms as the board of directors may determine.

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

General Risks
Our success depends on the services of our senior executives, the loss of any one of which could disrupt our operations.

Our ability to maintain our competitive position is dependent to a large degree on the services of our senior management team and other key employees. Our future success depends upon our ability to attract and retain executive officers and other senior management, especially to support our current operations as well as our current business strategy. Our business may be negatively affected if we are unable to retain our existing senior management personnel or attract additional qualified senior management personnel. Competition for these individuals is intense and our business may be adversely affected if we are not effective in filling critical leadership positions or in assimilating new executive talent into our organization.

Item 1B. Unresolved Staff Comments

None.

Item 2.Properties
The following table summarizes the approximate plantation acreage under production that are owned or leased by us and the principal products grown on such plantations by location as of the end of 2020:

	Acres Under Production
Location	Acres Owned	Acres Leased	Products
Costa Rica	44,503	4,987	Bananas, Pineapples, Melons
Philippines	—	15,260	Bananas, Pineapples
Guatemala	7,537	6,146	Bananas, Melons
Kenya	—	7,915	Pineapples
Uruguay	3,615	4,169	Citrus
Chile	3,096	1,680	Non-Tropical Fruit
Panama	—	1,940	Bananas
Brazil	1,820	—	Bananas, Other Crops
United States	856	—	Melons and Other Crops

Our significant properties include the following, which all relate to our fresh and value-added products or bananas segment unless otherwise noted:

North America

We operate a total of 29 distribution centers in the United States and Canada, of which 15 are also fresh-cut facilities. We own 12 of our distribution centers, including our distribution center in Houston, Texas, a 200,000 square foot distribution center in Dallas, Texas, distribution centers in Plant City, Florida and Goodyear, Arizona, a repack facility in Winder, Georgia, and in Kankakee, Illinois, and Portland, Oregon. We also operate a state-of-the-art distribution center with a fresh-cut facility in Ontario, Canada on owned land. In 2020, we commenced operations at a new production facility on owned land in Gonzales, California and we also own one production facility in the Salinas valley of California as well as a manufacturing facility and a cooling facility, both in Yuma, Arizona. The remaining 17 distribution centers are leased from third parties. All of our distribution centers have ripening capabilities and/or other value-added services. We own an avocado packing facility in Uruapan, Mexico. We also lease four port facilities that include cold storage capabilities.

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

Asia

Our products are distributed from four leased distribution centers located at strategic ports in Japan with cold storage. In Japan, we also operate two fresh-cut fruit facilities. One is owned and the other one is leased. In Hong Kong, we lease a distribution center. In addition, we lease two distribution centers in South Korea and own one facility that includes a fresh-cut fruit and vegetable operation. Our distribution centers include state-of-the art ripening technology and other value-added services.

Central America

In Costa Rica, we own a juice processing plant and an IQF (individually quick frozen) fruit processing plant. In Costa Rica and Guatemala, we own and operate greenhouses where we produce tomatoes and other vegetables for export and for the local market. In Panama, we are developing a banana operation on leased land that will eventually include approximately 10,000 acres. At the end of 2020, approximately 1,900 acres of this leased land were under production.

South America

In Brazil, we own approximately 28,000 acres of land of which 1,800 acres are under production. In Uruguay, we own approximately 7,800 acres of which 4,200 acres contain a citrus plantation that is leased to a third party.

Africa

In Thika, Kenya, we own and operate a warehouse, a pineapple cannery, a fresh pineapple packing facility, and a juice production facility.

Middle East

In Jordan, we own an integrated poultry business including poultry farms, hatcheries, a feed mill, a poultry slaughterhouse and a meat processing plant which relate to our other products and services segment. In Jordan, we also own a 25 acre hydroponic on leased land. In the UAE, we lease a combined distribution/manufacturing center in Dubai. This state-of-the-art facility includes fresh-cut fruit and vegetable operations, an ultra fresh juice manufacturing operation and prepared food manufacturing. In Saudi Arabia, we own 60% of a joint venture that operates two owned distribution centers strategically located in Jeddah and Riyadh, with banana ripening, cold storage facilities and fresh-cut products and prepared food manufacturing capabilities.

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

Item 3.Legal Proceedings

Kunia Well Site

Refer to Note 15, “Commitments and Contingencies” for further information regarding this matter.

Tax related matters

In connection with a current examination of the tax returns in two foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing aggregating approximately $145.5 million (including interest and penalties) for tax years 2012 through 2016. We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities as we believe that the proposed adjustments are without technical merit. On September 10, 2020, we were notified that we lost our final appeal at the Administrative level in one of the foreign jurisdictions under audit for the years 2012-2015, and likewise on December 21, 2020 for the audit year 2016. For 2012-2015, we have filed a request for an injunction in the judicial courts which would defer payment, if any, until the end of the judicial process. We intend to follow the same procedure for the year 2016. Additionally, we also plan to file an administrative injunction with the Tax Administration. In parallel with the administrative procedure, we had filed an appeal in judicial court on April 30, 2020. We strongly believe we will prevail at the judicial level. If not, we will appeal to the Supreme Court. We will continue to vigorously contest the adjustments and expect to exhaust all administrative and judicial remedies necessary in both jurisdictions to resolve the matters, which could be a lengthy process.

Item 4.Mine Safety Disclosures

Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for our Ordinary Shares

Our Ordinary Shares are traded solely on the New York Stock Exchange, under the symbol FDP, and commenced trading on October 24, 1997, the date of our initial public offering.

As of February 12, 2021, we had 253 shareholders of record, which excludes shareholders whose shares were held by brokerage firms, depositories and other institutional firms.

Dividends

Holders of our Ordinary Shares are entitled to receive dividends when and if they are declared by our Board of Directors. Our Board of Directors declared and paid a cash dividend of $0.10 per share during the first and fourth quarters of 2020 and a cash dividend of $0.05 per share during the second and third quarters of 2020. In addition, on February 23, 2021, our Board of Directors declared a cash dividend of $0.10 per share, payable on April 2, 2021 to shareholders of record on March 10, 2021. The declaration, amount and payment of future dividends, if any, will be at the discretion of our Board of Directors and will depend upon many factors, including our results of operations, financial condition, capital requirements, restrictions in our debt agreements and other factors that our Board of Directors deem relevant.

Performance Graph

The following graph compares the cumulative five-year total return of holders of FDP ordinary shares with the cumulative total returns of the S&P 500, S&P 500 Food Products, S&P Smallcap 600, and S&P 600 Food Products indexes. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from January 1, 2016 to January 1, 2021.

We have elected to replace the S&P 500 and S&P 500 Food Products indexes with the S&P Smallcap 600 and S&P 600 Food Products indexes because we believe they will provide a more appropriate comparison to us considering they include companies that are more similar to us in size than the previous indexes. In this transition year, in accordance with Item 201(e) of the Regulation S-K, the stock performance graph below includes the two new indexes (S&P Smallcap 600 and S&P 600 Food Products) and the two indexes previously used in the immediately preceding year (S&P 500 and S&P 500 Food Products).

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Fresh Del Monte Produce Inc., the S&P 500 Index, the S&P Smallcap 600 Index, S&P 500 Food Products and S&P 600 Food Products

$250
$200
$150
$100
$50
$0
1/1/16
12/30/16
12/29/17
12/28/18
12/27/19
1/1/21
Fresh Del Monte Produce Inc.
S&P 500
S&P Smallcap 600
S&P 500 Food Products
S&P 600 Food Products

*$100 invested on 1/1/16 in stock or 12/31/15 in index, including reinvestment of dividends.
Indexes calculated on month-end basis.

Copyright© 2021 Standard & Poor's, a division of S&P Global. All rights reserved.

	1/1/2016	12/30/2016	12/29/2017	12/28/2018	12/27/2019	1/1/2021
Fresh Del Monte Produce Inc.	100.00	157.57	125.34	75.21	94.15	65.34
S&P 500	100.00	111.96	136.40	130.42	171.49	203.04
S&P Smallcap 600	100.00	126.56	143.30	131.15	161.03	179.20
S&P 500 Food Products	100.00	112.60	111.18	90.88	113.23	119.37
S&P 600 Food Products	100.00	126.50	122.50	109.70	130.20	124.20

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.Reserved

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Following our acquisition of Mann Packing in 2018 and the realignment of our business strategy to increase focus on our fresh and value-added products business as well as our core banana business, we changed our reportable segments in fiscal 2019 to better reflect the way we manage our operations. Our business is comprised of three reportable segments, two of which represent our primary businesses of fresh and value-added products and banana, and one that represents our other ancillary businesses.

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

Certain reclassifications of prior period balances have been made for the years ended December 27, 2019 and December 28, 2018 to conform to current presentation which impacted cost of products sold, selling, general, and administrative expenses, and our segment data disclosures.

Fiscal Year

Our fiscal year end is the last Friday of the calendar year or the first Friday subsequent to the end of the calendar year, whichever is closest to the end of the calendar year. Fiscal year 2020 had 53 weeks and ended on January 1, 2021. Fiscal year 2019 had 52 weeks and ended on December 27, 2019. Fiscal year 2018 had 52 weeks and ended on December 28, 2018.

COVID-19 Pandemic Impact

In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. The virus has spread globally and in March 2020, the World Health Organization declared COVID-19 a pandemic. We have taken various preventative and protective measures in response to the COVID-19 pandemic to support our team members, customers, suppliers, and local communities. At our production facilities where food safety has always been a top priority, we introduced additional operating procedures and safety protocols to include social distancing, thermal screenings and increased cleaning cycles to protect our production teams. We activated our supply chain contingency plans to mitigate any disruptions in our ability to service our customers. Additionally, we implemented remote working arrangements across various of our administrative locations, having as many global employees as possible working remotely. These measures have allowed us to maintain our commitment to providing healthy, convenient and safe Del Monte® branded products around the world during this critical time.

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. The COVID-19 pandemic had a material adverse impact on our results of operations during fiscal 2020. Government imposed mandatory closures and restrictions across various of our key global markets have resulted in volatile supply and demand conditions, particularly of our higher price point products such as pineapples, avocados, and fresh-cut fruit and vegetables, as well as reduced demand in our foodservice distribution channel and shifting demand in retail. Additionally, during the first quarter of 2020, our results were negatively impacted by service cancellations and containers that were unable to clear at certain of our Chinese ports. As a result, we had to redirect our products to markets such as Japan, Korea, and Hong Kong which had a negative impact on our financial performance due to oversupply in these markets. In addition to negatively impacting our net sales, the COVID-19 pandemic and related government restrictions have resulted in increased costs for our business, particularly in our farming operations in Central America where we have incurred incremental costs to implement social distancing protocols and more frequent cleaning cycles. We continue to work collaboratively with our network of third-party growers and suppliers to mitigate the impact of COVID-19 on our supply chain and costs. Furthermore, during fiscal 2020, some of our workers contracted the COVID-19 virus which resulted in a temporary facility closure in one location, reduced production hours, increased cleaning and logistical costs, as well as an adverse impact on our net sales due to the perishability of our products.

In early 2021, health agencies in certain regions where we operate (including North America and Europe) approved vaccines for combating the COVID-19 virus. While administration of the vaccines has begun, mass distribution is unlikely to occur until late 2021 as local governments have prioritized initial distribution to certain healthcare and essential workers as well as those more susceptible to the effects of the virus. As a result, government-imposed restrictions aimed at mitigating the spread of the virus across our key global markets and the related volatility in supply and demand conditions are expected to continue to negatively impact our future operating results. While we expect the impacts of COVID-19 to continue to have an effect on our business, the extent of the impact will depend on future developments, including the duration of the pandemic and related government restrictions, all of which are uncertain and cannot be predicted.

In addition, we cannot predict whether future developments associated with the COVID-19 pandemic will materially adversely affect our long-term liquidity position. During fiscal 2020 we took several steps to conserve our liquidity position in response to the pandemic including reducing our quarterly cash dividend from ten cents ($0.10) per share in the first quarter of 2020 to five cents ($0.05) per share in the second and third quarters of 2020 and delaying certain of our planned capital expenditures to 2021. As a result of our improved cash flow, our Board of Directors was able to declare an increased quarterly cash dividend of ten cents ($0.10) per share in the fourth quarter of 2020 and the first quarter of 2021.

Refer to the "Results of Operations" and “Liquidity and Capital Resources” sections below, as well as Part I. Item 1A, “Risk Factors” for further discussion.

Optimization Program

During fiscal 2020, we performed a comprehensive review of our asset portfolio aimed at identifying non-strategic and underutilized assets to dispose of while reducing costs and driving further efficiencies in our operations (hereon referred to as the “Optimization Program”). As a result of the review, we identified assets across all of our regions which we plan to sell through the first quarter of 2022 for total anticipated cash proceeds of approximately $100.0 million. These assets primarily consist of underutilized facilities and land, some of which are currently reflected in assets held for sale on our Consolidated Balance Sheet as of fiscal 2020. During fiscal 2020, we received cash proceeds of approximately $40.0 million in connection with asset sales under the Optimization Program. The gain on the sales of these assets is reflected in the $22.2 million net gain on the sale of property, plant, and equipment on our Consolidated Statement of Operations for fiscal 2020.

Included as part of this Optimization Program is the consolidation of our Mann Packing operations from four facilities into one facility in Gonzales, California. The consolidation of Mann Packing will allow us the unique advantage of processing fresh-cut fruit and fresh-cut vegetables in one facility in the Salinas Valley and will optimize labor and distribution costs. During the third quarter of 2020, we completed our move to Gonzales which we anticipate will enable us to improve gross profit in our fresh and value-added products segment by approximately $10 million on an annual basis, a benefit expected to be achieved by the fourth quarter of 2021.

Net Sales

Our net sales are affected by numerous factors, including mainly the balance between the supply of and demand for our products and competition from other fresh produce companies. Our net sales are also dependent on our ability to supply a consistent volume and quality of fresh produce to the markets we serve. As a result of seasonal sales price fluctuations, we have historically realized a greater portion of our net sales and gross profit during the first two calendar quarters of the year. For example, seasonal variations in demand for bananas as a result of increased supply and competition from other fruit are reflected in the seasonal fluctuations of banana prices, with the first six months of each year generally exhibiting stronger demand and higher prices, except in those years where an excess supply exists.  In our fresh and value-added products segment, there are seasonal variations in sales of our prepared foods, which generally realize the largest portion of net sales in the third and fourth quarters of the year, and our non-tropical fruit products which reach peak sales season from October to May.

Our strategy for net sales growth is focused on protecting and growing our core business as well as driving innovation and expansion of our value-added categories, including through the development of new products and by targeting the convenience store and foodservice trade in our major global markets. In North America, we expect additional net sales growth by further expanding the market reach of our Mann Packing products including fresh and fresh-cut vegetables and meals and snacks.

Since our financial reporting currency is the U.S. dollar, our net sales are significantly affected by fluctuations in the value of the currency in which we conduct our sales versus the dollar, with a weaker dollar versus such currencies resulting in increased net sales in dollar terms. Including the effect of our foreign currency hedges, net sales in 2020 were negatively impacted by $16.3 million primarily due to fluctuations in exchange rates versus the euro, Korean won, and Chilean peso.

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

Logistics costs - include land and sea transportation and expenses related to port facilities and distribution centers. Sea transportation cost is the most significant component of logistics costs and is comprised of:

•Ship operating expenses - include operations, maintenance, depreciation, insurance, fuel (the cost of which is subject to commodity price fluctuations), and port charges.

•Chartered ship costs - include the cost of chartering the ships, fuel and port charges.

•Container equipment-related costs - include leasing expense and in the case of owned equipment, also depreciation expense.

•Third-party containerized shipping costs - include the cost of using third-party shipping in our logistics operations.

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

Since our financial reporting currency is the U.S. dollar, our costs are affected by fluctuations in the value of the currency in which we have significant operations versus the dollar, with lower cost resulting from a stronger U.S. dollar. During 2020, cost of products sold was positively impacted by approximately $5.5 million primarily driven by a stronger dollar as compared to the Chilean peso and Mexican peso, partially offset by the negative impact of a weaker dollar compared to the Philippine peso.

Income Taxes

The provision for income taxes in 2020 was $5.0 million. Income taxes consist of the consolidation of the tax provisions, computed on a separate entity basis, in each country in which we have operations. Since we are a non-U.S. company with substantial operations outside the United States, a substantial portion of our results of operations is not subject to U.S. taxation. Several of the countries in which we operate have lower tax rates than the United States. We are subject to U.S. taxation on our operations in the United States. From time to time, tax authorities in various jurisdictions in which we operate audit our tax returns and review our tax positions. There are audits presently pending in various countries. There can be no assurance that any tax audits, or changes in existing tax laws or interpretations in countries in which we operate will not result in an increased effective tax rate for us.

In connection with a current examination of the tax returns in two foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing aggregating approximately $145.5 million (including interest and penalties) for tax years 2012 through 2016. We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities as we believe that the proposed adjustments are without technical merit.

On September 10, 2020, we were notified that we lost our final appeal at the Administrative level in one of the foreign jurisdictions under audit for the years 2012-2015, and likewise on December 21, 2020 for the audit year 2016. For the years 2012-2015, we have filed a request for an injunction in the judicial courts which would defer payment, if any, until the end of the judicial process. We intend to follow the same procedure for the year 2016. Additionally, we also plan to file an administrative injunction with the Tax Administration.

In parallel with the administrative procedure, we filed an appeal in judicial court on April 30, 2020. We strongly believe we will prevail at the judicial level. If not, we will appeal to the Supreme Court. We will continue to vigorously contest the adjustments and expect to exhaust all administrative and judicial remedies necessary in both jurisdictions to resolve the matters, which could be a lengthy process.

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

RESULTS OF OPERATIONS

The following table presents, for each of the periods indicated, certain income statement data expressed as a percentage of net sales:

	Year ended
	January 1, 2021	December 27, 2019	December 28, 2018
Statement of Income Data:
Net sales	100.0%	100.0%	100.0%
Gross profit	6.0	6.8	6.4
Selling, general and administrative expenses	4.7	4.5	4.5
Operating income	1.8	2.5	0.9
Interest expense	0.5	0.6	0.5
Net income (loss) attributable to Fresh Del Monte Produce Inc.	1.2	1.5	(0.5)

The following tables present for each of the periods indicated (i) net sales by geographic region, (ii) net sales by segment and (iii) gross profit by segment and, in each case, the percentage of the total represented thereby:

	Year ended
	January 1, 2021		December 27, 2019		December 28, 2018
	(U.S. dollars in millions)
Net sales by geographic region:
North America	$2,601.7	62%	$2,923.8	65%	$2,871.3	64%
Europe	648.6	16%	645.2	14%	653.7	15%
Asia	466.1	11%	453.0	10%	465.7	10%
Middle East	432.9	10%	425.8	10%	445.6	10%
Other	53.0	1%	41.2	1%	57.6	1%
Total	$4,202.3	100%	$4,489.0	100%	$4,493.9	100%

	Year ended
	January 1, 2021		December 27, 2019		December 28, 2018
	(U.S. dollars in millions)
Net sales by segment:
Fresh and value-added products	$2,484.1	59%	$2,704.4	60%	$2,654.7	59%
Banana	1,602.6	38%	1,656.0	37%	1,703.1	38%
Other products and services	115.6	3%	128.6	3%	136.1	3%
Total	$4,202.3	100%	$4,489.0	100%	$4,493.9	100%

Gross profit by segment:
Fresh and value-added products	$158.4	63%	$193.2	63%	$187.3	66%
Banana	84.3	34%	104.4	34%	92.9	32%
Other products and services	8.2	3%	8.8	3%	5.7	2%
Total	$250.9	100%	$306.4	100%	$285.9	100%

2020 Compared with 2019

Net Sales. Net sales for 2020 were $4,202.3 million compared with $4,489.0 million in 2019. The decrease in net sales of $286.7 million was attributable to lower net sales in all of our business segments. The COVID-19 pandemic negatively impacted our net sales during fiscal 2020 by an estimated $303.6 million in our fresh and value-added products and banana segments, as compared with our net sales for these segments during the year ended December 27, 2019. The effect of government imposed mandatory closures and restrictions and the lack of family gatherings for holidays, school graduations and summer events specifically in North America has significantly reduced demand for many of our fresh and value-added products. Partially offsetting the decrease in overall net sales was our fiscal year cycle which consisted of a 53-week year for fiscal 2020 as compared to a 52-week year for fiscal 2019, resulting in an estimated $72.0 million increase in net sales.

•Fresh and value-added products - Net sales in the fresh and value-added products segment decreased $220.3 million primarily as a result of lower net sales of fresh-cut vegetables, fresh-cut fruit, avocados, vegetables, melons, prepared food products and tomatoes. The COVID-19 pandemic negatively affected our net sales of fresh and value-added products by an estimated $243.2 million during fiscal 2020 when compared with our net sales during the year ended December 27, 2019. Partially offsetting the decrease in net sales was an increase in sales of non-tropical fruit and pineapples, and the impact of an additional week in the fiscal 2020 year which contributed an estimated $42.0 million in net sales.

◦Net sales of fresh-cut vegetables decreased primarily due to the effect of the COVID-19 pandemic which resulted in reduced demand in our foodservice distribution channel throughout the year. In addition, our voluntary product recall in the fourth quarter of 2019 continued to negatively impact our fresh-cut vegetable net sales during fiscal 2020 as volumes have not returned to pre-recall levels. Partially offsetting this decrease were higher per unit sales prices as compared to the prior year period.
◦Net sales of fresh-cut fruit decreased primarily due to lower sales volumes in North America as a result of the COVID-19 pandemic which led to reduced demand for our products, combined with a shortage of raw materials. Partially offsetting this decrease were higher per unit sales prices as compared to the prior year period.
◦Net sales of avocados decreased primarily in North America due to the combined impact of lower per unit sales prices, resulting from normalized industry supplies in the current year, and lower sales volumes due to the COVID-19 pandemic. Partially offsetting this decrease were higher sales across all other regions, primarily Asia and Europe.
◦Net sales of vegetables decreased primarily in North America due to the effect of the COVID-19 pandemic which negatively impacted demand in our foodservice distribution channel. Partially offsetting this decrease were higher per unit sales prices.
◦Net sales of melons decreased primarily in North America as a result of lower sales volumes and lower per unit sales prices. The decrease in volume was driven by the COVID-19 pandemic's adverse impact on demand and lower volume sourced from Guatemala due to hurricanes Eta and Iota which impacted the country in the fourth quarter of 2020 and led to lower yields as a result of the damages to our crops.
◦Net sales of prepared food products decreased due to lower sales volumes of meals and snacks which was primarily driven by the impact of the COVID-19 pandemic, the continuing impact of the 2019 product recall, and product rationalization efforts in our Mann Packing operations in North America which resulted in the discontinuance of low margin products. Partially offsetting this decrease were higher sales volumes and per unit sales prices of canned pineapple products and higher sales prices of canned non-tropical fruits, both as a result of improved customer demand, combined with higher per unit sales prices of pineapple concentrate products due to lower industry supply.
◦Net sales of tomatoes decreased primarily in North America driven by lower sales volumes due to lower industry supplies combined with our decision to rationalize sales channels with lower profitability. Partially offsetting this decrease were higher per unit sales prices.
◦Net sales of non-tropical fruit increased primarily as a result of higher sales volumes in the Middle East due to increased sales in developing markets and higher sales volumes in Europe due to increased customer demand. Partially offsetting this increase in net sales were lower per unit sales prices, primarily in North America.
◦Net sales of pineapples increased primarily due to higher per unit sales prices in Asia, Europe and the Middle East.
•Banana - Net sales of bananas decreased $53.4 million principally due to lower net sales in North America and Europe, partially offset by higher net sales in the Middle East and Asia. We estimate that COVID-19 negatively affected our banana net sales by $60.4 million during fiscal 2020 when compared with our net sales during the year ended December 27, 2019. Worldwide banana sales volume decreased by 2%. Partially offsetting the decrease was the impact of an additional week in our fiscal 2020 year which contributed an estimated $28.0 million in net sales.
◦North America and Europe banana net sales decreased primarily due to lower sales volumes, principally the result of COVID-19 related lower demand. Also contributing to the net sales decrease in both regions were lower per unit sales prices. Net sales in Europe were also impacted by unfavorable exchange rates.
◦Middle East banana net sales increased due to higher sales volumes. Partially offsetting this increase were lower per unit sales prices.
◦Asia banana net sales increased due to higher sales volumes, partially offset by lower per unit sales prices.
•Other products and services - Net sales of other products and services decreased $13.0 million primarily due to lower per unit sales prices in our Jordanian poultry business as a result of reduced demand in the foodservice sector driven by the COVID-19 pandemic. Partially offsetting the decrease was the impact of an additional week in our fiscal 2020 year which contributed an estimated $2.0 million in net sales.

Cost of Products Sold. Cost of products sold was $3,951.4 million for 2020 compared with $4,182.6 million in 2019, a decrease of $231.2 million. This decrease was primarily attributable to lower sales volumes and lower production costs per unit in both our fresh and value-added products and banana segments. Partially offsetting this decrease were higher ocean freight and distribution costs per unit and $33.6 million of other product-related charges which principally include $25.4 million of charges attributable to our fresh and value-added products segment, primarily relating to pineapples, melons, and fresh-cut vegetables, and $8.0 million of charges related to our banana segment. These charges primarily consist of $23.8 million in inventory write-offs due to the volatile supply and demand conditions caused by the COVID-19 pandemic and related incremental costs incurred for additional cleaning and social distancing protocols, as well as $12.0 million in inventory write-offs resulting from damages to our melon and banana operations in Guatemala due to hurricanes Eta and Iota in the fourth quarter of 2020. Other product-related charges also include $3.3 million in insurance recoveries associated with the storms.

Gross Profit. Gross profit was $250.9 million for 2020 compared with $306.4 million for 2019, a decrease of $55.5 million. This decrease was attributable to lower gross profit in our fresh and value-added products and banana business segments.
•Fresh and value-added products - Gross profit in the fresh and value-added products segment decreased $34.8 million principally due to lower gross profit on vegetables, melons, fresh-cut vegetables, fresh-cut fruit, and pineapples, partially offset by higher gross profit on prepared food products, avocados and tomatoes.
◦Gross profit on vegetables decreased primarily within our Mann Packing operations in North America due to higher per unit costs, including higher production and distribution costs. These higher per unit costs were primarily the result of lower sales volumes as a result of the COVID-19 pandemic. Partially offsetting this decrease were higher per unit sales prices.
◦Gross profit on melons decreased primarily in North America due to higher production, ocean freight and distribution costs per unit as a result of lower sales volumes and lower per unit sales prices. The decrease in sales volume was driven by the lower yields from our Guatemalan operations due to damages caused by the Eta and Iota hurricanes in the fourth quarter of 2020. Inventory write-offs due to the damages caused by the hurricanes as well as COVID-19 related inventory write-offs also negatively impacted gross profit.
◦Gross profit on fresh-cut vegetables decreased primarily within our Mann Packing operations in North America due to higher per unit costs, including higher production and distribution costs. These higher per unit costs were primarily the result of lower sales volumes as a result of the COVID-19 pandemic. Also impacting gross profit were inventory write-offs related to the COVID-19 pandemic.
◦Gross profit on fresh-cut fruit decreased across all of our regions. The decrease was primarily due to higher production and distribution costs per unit in Europe, North America and Asia as a result of the COVID-19 pandemic which resulted in lower sales volumes. Partially offsetting the decrease were lower ocean freight costs and higher per unit sales prices.
◦Gross profit on pineapples decreased primarily due to higher costs, principally consisting of inventory write-offs and other incremental product costs related to the COVID-19 pandemic. Also contributing to the decrease in gross profit were lower sales volumes in Europe and North America and higher overall distribution costs per unit. Partially offsetting the decrease in gross profit were higher per unit sales prices in Asia, Europe and the Middle East.
◦Gross profit on prepared food products increased primarily due to higher per unit sales prices of canned pineapples, canned non-tropical fruit, and pineapple concentrate in Europe. Lower production costs per unit in our Kenya and Greece facilities also contributed to the increase in gross profit. Partially offsetting this increase were lower sales volumes and lower per unit sales prices of meals and snacks.
◦Gross profit on avocados increased primarily as a result of lower procurement and processing costs due to our new packing plant in Mexico which opened in December 2019 and lower product costs due to favorable exchange rates. Partially offsetting this increase were lower net sales, primarily driven by lower per unit sales prices.
◦Gross profit on tomatoes increased primarily due to higher per unit sales prices and lower product costs per unit in North America. Partially offsetting the increase were lower sales volumes and higher distribution expenses per unit.

•Banana - Gross profit in the banana segment decreased by $20.1 million. The decrease was primarily driven by lower per unit sales prices and lower sales volumes caused by the COVID-19 pandemic. Also contributing to the decrease in gross profit were inventory write-offs related to the COVID-19 pandemic as well as inventory write-offs, net of insurance recoveries, due to hurricanes Eta and Iota which caused damages to our Guatemalan banana operation in the fourth quarter of 2020. Partially offsetting the decrease in gross profit were lower costs per unit driven by improved production yield and lower raw material costs and distribution costs. Worldwide banana per unit sales prices decreased 2% and per unit costs decreased by 0.5%.
◦Europe gross profit on bananas decreased primarily due to lower net sales and unfavorable exchange rates, partially offset by lower distribution costs per unit.
◦Asia gross profit on bananas decreased primarily due to lower sales prices per unit and higher cost of product per unit.
◦North America gross profit on bananas increased due to lower costs per unit including lower distribution, production and ocean freight costs. This increase was partially offset by lower net sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $5.3 million from $201.5 million in 2019 to $196.2 million in 2020. The decrease was primarily due to lower selling, marketing and administrative expenses in North America and the Middle East, primarily as a result of a lower provision for credit losses and cost saving initiatives combined with lower travel expenses due to COVID-19 restrictions.

Gain on Disposal of Property, Plant and Equipment, Net. The gain on disposal of property, plant and equipment, net of $22.2 million during 2020 primarily related to $13.7 million in gains on the sales of surplus lands in Chile, a $5.6 million gain on the sale of a facility in the Middle East, and $3.7 million in gains on the sales of two facilities in North America. These gains were partially offset by losses on asset disposals, mainly in Central America. The gain on disposal of property, plant and equipment of $18.6 million during 2019 primarily related to the sale of surplus land in Florida and a refrigerated vessel. Partially offsetting these gains was the loss on disposal of low-yielding banana plants in Costa Rica in order to replant and improve productivity and other losses on disposal of surplus assets.

Goodwill and Trademark Impairment. In 2020, we did not incur goodwill or trademark impairment charges. In 2019, we incurred $0.3 million for impairment of the Del Monte® perpetual, royalty-free brand name license for beverage products in the United Kingdom due to lower than expected sales volume and pricing.

Asset Impairment and Other Charges, Net. Asset impairment and other charges, net, was $0.4 million in 2020 as compared with $9.1 million in 2019.
Asset impairments and other charges, net, for 2020 were primarily comprised of the following:
•$(15.0) million insurance recovery related to the 2019 voluntary product recall in our fresh and value-added products segment;
•$5.2 million in asset impairments of facilities and related equipment in North America, the Middle East, and Europe related to our fresh and value-added products segment;
•$4.8 million of asset impairments in Guatemala associated with damages caused by hurricanes Eta and Iota, related to our banana segment;
•$2.0 million charge relating to a settlement with the California Air Resource Board, related to both the banana and fresh and value-added products segments;
•$1.8 million in asset impairment charges associated with low-yielding banana plants in the Philippines; and
•$1.5 million in severance expense for the reorganization of the sales and marketing function in North America related to the fresh and value-added products and banana segments.

Asset impairments and other charges, net, for 2019 were primarily comprised of the following:
•$5.2 million in asset impairments and other charges related to low-producing areas in our banana operations in the Philippines;
•$2.9 million in asset impairment charges related to an equity investment, which was sold in 2019; and
•$0.5 million in other costs related to the 2019 voluntary product recall related to our fresh and value-added products segment.

Operating Income. Operating income was $76.5 million in 2020 compared with operating income of $114.1 million in 2019, a decrease of $37.6 million. The decrease in operating income was due to lower gross profit, partially offset by lower asset impairments and other charges, net, lower selling, general and administrative expenses, and higher gains on disposal of property, plant and equipment, net.

Interest Expense. Interest expense was $21.4 million in 2020 compared with $25.4 million in 2019, a decrease of $4.0 million. The decrease was primarily due to lower interest rates and lower average debt balances.

Other Expense (Income), Net. Other expense (income), net, was expense of $4.5 million for 2020 compared with income of $(0.9) million in 2019. The change in other expense (income), net, of $5.4 million was principally attributable to a net gain of $16.0 million reflected in the 2019 period as a result of the settlement of a business transaction litigation. Partially offsetting this change were lower foreign exchange losses during 2020 when compared to 2019.

Provision for Income Taxes. Provision for income taxes was $5.0 million in 2020 compared with $21.4 million in 2019. The decrease in the provision for income taxes of $16.4 million is primarily due to reduced earnings in certain higher tax jurisdictions in conjunction with a benefit resulting from the restructuring of our European operations. The tax provision for 2020 also includes a $4.7 million benefit relating to the NOL carryback provision of the Coronavirus Aid, Relief and Economic Security Act (CARES) Act, which was enacted on March 27, 2020.

2019 Compared with 2018

Net Sales. Net sales for 2019 were $4,489.0 million compared with $4,493.9 million in 2018. The decrease in net sales of $4.9 million was attributable to lower net sales in our banana and other products and services segments, partially offset by higher net sales in our fresh and value-added products segment.
•Banana - Net sales of bananas decreased $47.1 million principally due to lower net sales in North America, Asia and Europe, partially offset by higher net sales the Middle East. Worldwide banana sales volume decreased by 4%.
◦North America banana net sales decreased due to lower sales volumes principally as a result our efforts to reduce volume during less profitable times of the year combined with lower volumes from Central America, partially offset by a slight increase in per unit selling prices.
◦Asia banana net sales decreased due to lower supplies from the Philippines, principally due to lower purchases from independent growers combined with lower production at our company-operated farms that resulted from planned reductions of low-yield areas. Partially offsetting this decrease were higher per unit selling prices.
◦Europe banana net sales decreased due to lower sales volumes as a result of lower shipments from our Costa Rica operations, partially offset by higher per unit selling prices. Also negatively affecting banana net sales in Europe were unfavorable exchange rates.
◦Middle East banana net sales increased due to higher sales volumes primarily as a result of increased shipments from Central America. Partially offsetting the increase in sales volumes were lower per unit selling prices as a result of unfavorable market conditions.
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
◦Net sales of fresh-cut products increased primarily due to:
▪Sales of fresh-cut vegetable products reflecting a full year of operating results for Mann Packing which was acquired at the end of February 2018;
▪Higher fresh-cut vegetable per unit selling prices principally due to increased pricing and favorable product mix; and
▪Higher per unit selling prices and volumes of fresh-cut fruit in North America primarily due to an expanded customer base and higher demand.
These increases in net sales were partially offset by:
▪Lower per unit selling prices of fresh-cut fruit in Europe, principally due to unfavorable exchange rates;
▪Lower sales volumes and per unit selling prices of fresh-cut fruit in the Middle East primarily due to lower customer demand; and
▪The impact of our Mann Packing business voluntary recall in the fourth quarter of 2019. The voluntary recall was a response to a notification by the Food and Drug Administration and the Canadian Food Inspection Agency of a potential contamination of a series of our vegetable products which were processed at our Salinas Valley, California production facility. The voluntary recall had a negative effect on net sales, primarily of fresh-cut vegetables, resulting in an estimated $21.0 million in lost sales associated with the recalled products as compared to our original expectations for such products. In addition, we also recorded a reduction in net sales of approximately $6.0 million in the fourth quarter of 2019 to account for customer claims and customer-related charges associated with the recall.
◦Net sales of avocados increased due to higher per unit selling prices and sales volumes in North America principally as a result of tight industry supplies and higher customer demand. Also contributing to the increase were higher net sales in Asia, Europe and the Middle East primarily as a result of increased shipments from Mexico.
◦Net sales of vegetables increased primarily due to sales of Mann Packing vegetable products in North America such as broccoli, cauliflower and lettuce. Mann Packing was acquired at the end of February 2018.
◦Net sales of prepared food products increased primarily due to higher sales volumes in North America, Europe, and the Middle East resulting from our increased focus on value-added products combined with higher customer demand.
◦Net sales of pineapples decreased due to lower sales volumes in all regions as a result of lower production from our Costa Rica and Philippines operations primarily due to unfavorable growing conditions. Worldwide pineapple sales volume decreased 12%. Partially offsetting this decrease were worldwide higher per unit selling prices.
◦Net sales of non-tropical fruit decreased principally due to our rationalization of sales volumes resulting in the planned reduction of sales of certain low margin products. Contributing to this decrease in net sales of non-tropical fruit were lower sales of apples in the Middle East and grapes in North America.
◦Net sales of melons decreased due to lower industry volumes resulting from unfavorable growing conditions in Central America which resulted in lower export quality fruit combined with lower production in our U.S. growing operations. Partially offsetting this decrease were higher per unit selling prices in North America.
◦Net sales of tomatoes decreased primarily due to the discontinuance of our U.S. growing operations during late summer of 2018, partially offset by higher per unit selling prices in North America.

Cost of Products Sold. Cost of products sold was $4,182.6 million for 2019 compared with $4,208.0 million in 2018, a decrease of $25.4 million. The decrease was primarily attributable to lower sales volumes in our banana and fresh and value-added products segments. Partially offsetting this decrease related to lower sales volumes were: higher cost of products sold related to Mann Packing which was acquired at the end of February 2018; higher ocean freight costs, primarily due to lower vessel utilization; higher fruit production costs, primarily the result of lower yields of pineapples and melons; higher avocado procurement cost; and $4.4 million in inventory write-offs as a result of the Mann Packing voluntary recall of a series of our vegetable products during the fourth quarter of 2019.

Gross Profit. Gross profit was $306.4 million for 2019 compared with $285.9 million for 2018, an increase of $20.5 million. This increase was attributable to higher gross profit in all of our business segments.
•Banana - Gross profit in the banana segment increased by $11.5 million. Worldwide there was a slight increase in banana per unit selling prices and per unit cost remained relatively flat. The increase in gross profit was primarily driven by:
◦Higher local currency per unit selling prices in Europe which surpassed the negative effect of unfavorable exchange rates;
◦Higher per unit selling prices in Asia; and
◦Our efforts to reduce volumes during less profitable times of the year.
The increase in banana gross profit was partially offset by lower per unit selling prices in the Middle East principally due to lower demand and higher ocean freight costs in North America and Europe.
•Fresh and value-added products - Gross profit in our fresh and value-added products segment increased $5.9 million principally due to higher gross profit on non-tropical fruit, tomatoes, melons and fresh-cut fruit, partially offset by lower gross profit on fresh-cut vegetables, prepared food products and avocados.
◦Gross profit on non-tropical fruit increased principally due to lower per unit costs of grapes, stonefruit and berries and higher selling prices of stonefruit and citrus. The restructuring of our Chilean business in the prior year has significantly improved profitability in this product category as a result of reductions in volumes of low-margin products and reduced operating costs.

◦Gross profit on tomatoes increased principally due to higher per unit selling prices. The discontinuance of our U.S. growing operations during late summer of 2018 resulted in improved margins during 2019.
◦Gross profit on melons increased due to higher per unit selling prices in North America primarily as a result lower industry volumes, partially offset by higher per unit ocean freight and production costs.
◦Gross profit on fresh-cut fruit increased primarily due to higher sales volumes in North America combined with improved productivity which resulted in lower production costs. Partially offsetting this increase were lower selling prices in Europe, the Middle East and Asia.
◦Gross profit on fresh-cut vegetables decreased primarily due to the impact of the Mann Packing voluntary product recall during the fourth quarter of 2019 which had a negative effect on the sales of Mann Packing fresh-cut vegetable products and increased our cost of products sold.
◦Gross profit on prepared food products decreased primarily due to lower selling prices on canned pineapples, principally a result of high industry volumes and increased competition in Europe. Also contributing to the decrease in gross profit on prepared food was the effect of the Mann Packing voluntary product recall during the fourth quarter of 2019 that negatively affected the sales of Mann Packing prepared vegetable products and increased our cost of products sold.
◦Gross profit on avocados decreased due to higher fruit procurement costs as a result of tight supplies principally in Mexico.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.7 million from $200.8 million in 2018 to $201.5 million in 2019. The increase was principally due to higher selling, marketing and administrative expenses in North America primarily as a result of the Mann Packing acquisition in late February 2018 combined with an increase in the allowance for bad debt in the Middle East. Partially offsetting this increase were lower promotional and administrative expenses in Asia due to cost savings initiatives.

Gain on Disposal of Property, Plant and Equipment, Net. The gain on disposal of property, plant and equipment of $18.6 million during 2019 primarily related to the sale of surplus land in Florida and a refrigerated vessel. Partially offsetting these gains was the loss on disposal of low-yielding banana plants in Costa Rica in order to replant and improve productivity and other losses on disposal of surplus assets. The gain on disposal of property, plant and equipment of $7.1 million in 2018 consisted primarily of the gain on the sale of surplus land in the United Kingdom, the gain on the sale of a refrigerated vessel and the gain on the sale of surplus plant and equipment principally in Chile, Brazil and the Philippines.

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
Asset impairments and other charges, net, for 2019 were primarily comprised of:
•$5.2 million in asset impairments and other charges related to low-producing areas in our existing banana operations in the Philippines;
•$0.5 million in other costs incurred related to the Mann Packing voluntary recall of a series of vegetable products during the fourth quarter of 2019; and
•$2.9 million in asset impairment charges related to our equity investment in Purple Carrot.
Asset impairments and other charges, net, for 2018 were primarily comprised of the following:
•$32.3 million in asset impairment and other charges related to our decision to abandon certain low-yield areas in our banana operation in the Philippines;
•$4.1 million in acquisition-related expenses, principally the Mann Packing acquisition;
•$2.4 million in severance expense related to restructuring as a result of cost reduction initiatives in our Chilean non-tropical fruit operation;
•$2.3 million in asset impairment charges related to underutilized assets in Central America in the banana and fresh and value-added products segments;
•$1.8 million in asset impairment charges related to cost reduction initiatives in Costa Rica in the banana segment; and

•a credit of $(0.9) million related to insurance proceeds due to damage from inclement weather in one of our California facilities related to the fresh and value-added products segment.

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

Other Expense (Income), Net. Other expense (income), net, was income of $(0.9) million for 2019 compared with expense of $15.7 million in 2018. The increase in other expense (income), net, of $16.6 million was principally attributable to a net gain of $16.0 million as a result of the settlement of a business transaction litigation combined with lower foreign exchange losses during 2019 as compared with 2018.

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

A summary of our cash flows is as follows:

	Year ended
	January 1, 2021	December 27, 2019	December 28, 2018
Summary cash flow information:	(in thousands)
Net cash provided by operating activities	$180.6	$169.1	$246.6
Net cash used in investing activities	(108.8)	(52.2)	(494.8)
Net cash (used in) provided by financing activities	(85.8)	(108.9)	242.0
Effect of exchange rate changes on cash	(2.8)	4.0	2.4
Net (decrease) increase in cash and cash equivalents	(16.8)	12.0	(3.8)
Cash and cash equivalents, beginning	33.3	21.3	25.1
Cash and cash equivalents, ending	$16.5	$33.3	$21.3

Operating activities

Net cash provided by operating activities was $180.6 million for 2020 compared with $169.1 million for 2019, an increase of $11.5 million. The increase in net cash provided by operating activities in 2020 compared to 2019 was principally attributable to higher balances of accounts payable and accrued expenses and lower levels of inventory, principally due to our optimization efforts associated with working capital. Partially offsetting this increase was lower net income in 2020 compared with 2019 and higher levels of prepaid expenses and other current assets.

Net cash provided by operating activities was $169.1 million for 2019 compared with $246.6 million for 2018, a decrease of $77.5 million. The decrease in net cash provided by operating activities in 2019 compared to 2018 was principally attributable to lower balances of accounts payable and accrued expenses, primarily as a result of the timing of year end payments to suppliers in North America. Partially offsetting this decrease was higher net income and lower levels of advances to suppliers and inventory. The lower levels of advances to suppliers and inventory were principally due to lower quantities and cost of paper in Central America and lower levels of canned deciduous products as a result of lower production in Greece.

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

Working capital was $457.5 million at January 1, 2021 compared with $488.6 million at December 27, 2019, a decrease of $31.1 million. The decrease in working capital was mainly due to lower levels of current assets, primarily lower levels of inventory in Kenya and in North America. Partially offsetting this decrease were higher levels of prepaid and other current assets, higher levels of assets held for sale, and lower levels of accounts payable and accrued expenses.

Investing activities

Net cash used in investing activities was $108.8 million for 2020, $52.2 million for 2019 and $494.8 million for 2018. Net cash used in investing activities for 2020 consisted of $150.0 million in capital expenditures, partially offset by $39.5 million in proceeds from sales of property, plant and equipment. Net cash used in investing activities for 2019 consisted primarily of $122.3 million in capital expenditures, partially offset by proceeds from sales of property, plant, and equipment of $69.4 million. By comparison, net cash used in investing activities for 2018 consisted primarily of $150.5 million in capital expenditures and purchase of businesses, net of cash acquired of $357.5 million, for our acquisition of Mann Packing, partially offset by proceeds from sales of property, plant, and equipment of $17.4 million.

Capital expenditures related to the fresh and value-added products segment accounted for $46.5 million, or 31%, of our 2020 capital expenditures and $77.5 million, or 63%, of our 2019 capital expenditures. During 2020, capital expenditures primarily related to projects initiated in 2019 including: (1) finalization of our new manufacturing facility in Gonzales, California; (2) expansion and improvements to fresh cut production facilities in Japan, North America, and Europe; (3) improvements to our pineapple operations in Central America and to our non-tropical operations in Chile; and (4) information technology initiatives in North America. During 2019, these capital expenditures primarily related to (1) a new avocado packing and sorting facility in Mexico; (2) a new fresh-cut fruit production facility in Japan; (3) expansion and improvements to the Mann Packing facilities, including the construction of the new manufacturing plant in Gonzales, California; (4) a new fresh pineapple packing facility in Kenya; (5) improvements to our pineapple production operations in Costa Rica and the Philippines and to our non-tropical operations in Chile; and (6) expansion and improvements to our fresh-cut facilities in North America and information technology initiatives.

Capital expenditures related to the banana segment accounted for $12.0 million, or 8%, of total 2020 capital expenditures and $25.5 million, or 21% of total 2019 capital expenditures. During both years, these capital expenditures consisted primarily of (1) expansion and improvements to our production operations in Central America, including our continuing development of our new Panama operations; and (2) improvements to our distribution centers and for information technology initiatives.

Capital expenditures related to the other products and services segment accounted for $0.7 million, less than 1%, of our 2020 capital expenditures and $5.0 million, or 4%, of our 2019 capital expenditures. During 2020 and 2019, these capital expenditures primarily related to improvements to our Jordanian poultry operations.

During 2017 and 2018, we entered into definitive agreements for the building of six new refrigerated container ships. We received four of the ships during, and one ship subsequent to, fiscal 2020. We expect the final ship to be delivered during our 2021 fiscal year. We anticipate that this shipbuilding program will lead to the replacement of our entire U.S. east coast fleet of vessels. We made payments of $89.0 million in 2020, $12.2 million in 2019, and $36.4 million in 2018 in connection with these ships and we expect to make additional payments totaling $41.3 million in 2021. We expect that these capital expenditures will benefit both our fresh and value-added products segment and our banana segment. In addition to the ship building program, our principal capital expenditures planned for 2021 consist primarily of expansion and improvements to our operations and production facilities in Panama, Costa Rica, Guatemala, Kenya, and the Philippines. We also plan capital expenditures for expansion and improvements of our distribution and fresh-cut facilities and technology initiatives in the United States, Europe and Asia that will benefit our banana and fresh and value added segments. We expect to fund these capital expenditures through operating cash flows and bank borrowings.

Financing Activities

Net cash used in financing activities was $85.8 million for 2020. Net cash used by financing activities was $108.9 million in 2019 while net cash provided by financing activities was $242.0 million for 2018. Net cash used in financing activities for 2020 consisted primarily of net payments on long-term debt of $45.0 million, repurchase and retirement of ordinary shares of $20.8 million, and dividends paid of $14.3 million. Net cash used by financing activities for 2019 consisted primarily of net payments on long-term debt of $74.8 million, repurchase and retirement of ordinary shares of $17.9 million and $6.7 million in dividends paid. Net cash provided by financing activities for 2018 consisted primarily of net borrowings on long term debt of $305.0 million, partially offset by $29.4 million in repurchase and retirement of ordinary shares and $29.0 million in dividends paid.

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
Pursuant to the terms of the Second A&R Credit Agreement, amounts borrowed under the Revolving Credit Facility accrue interest, at our election, at either (i) the Eurocurrency Rate (as defined in the Second A&R Credit Agreement) plus a margin that ranges from 1.0% to 1.5% or (ii) the Base Rate (as defined in the Second A&R Credit Agreement) plus a margin that ranges from 0% to 0.5%, in each case based on our Consolidated Leverage Ratio (as defined in the Second A&R Credit Agreement). The Second A&R Credit Agreement revised the interest rate grid to provide for five pricing levels for interest rate margins, as compared to three pricing levels in the Prior Credit Facility. At January 1, 2021, we had borrowings of $541.7 million outstanding under the Revolving Credit Facility bearing interest at a per annum rate of 1.59%. In addition, we pay an unused commitment fee.
The Second A&R Credit Agreement provides for an accordion feature that permits us, without the consent of the other lenders, to request that one or more lenders provide us with increases in revolving credit facility or term loans up to an aggregate of $300 million (“Incremental Increases”). The aggregate amount of Incremental Increases can be further increased to the extent that after giving effect to the proposed increase in revolving credit facility commitments or term loans our Consolidated Leverage Ratio, on a pro forma basis, would not exceed 2.5 to 1.0. Our ability to request such increases in the Revolving Credit Facility or term loans is subject to its compliance with customary conditions set forth in the Second A&R Credit Agreement including compliance, on a pro forma basis, with the financial covenants and ratios set forth therein. Upon our request, each lender may decide, in its sole discretion, whether to increase all or a portion of its revolving credit facility commitment or provide term loans.
The Second A&R Credit Agreement requires us to comply with certain financial and other covenants. Specifically, the Second A&R Credit Agreement requires us to maintain a 1) Consolidated Leverage Ratio of not more than 3.5 to 1.0 at any time during any period of four consecutive fiscal quarters, subject to certain exceptions and 2) a minimum Consolidated Interest Coverage Ratio of not less than 2.25 to 1.0 as of the end of any fiscal quarter. Additionally, consistent with the prior credit agreement, the Second A&R Credit Agreement requires us to comply with certain other covenants, including limitations on capital expenditures, stock repurchases, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales, and mergers. However, certain of these covenants were revised under the Second A&R Credit Agreement, including 1) the restricted payments covenant which was revised to permit us to declare or pay cash dividends in any fiscal year up to an amount that does not exceed the greater of (i) an amount equal to the greater of (A) 50% of the Consolidated Net Income (as defined in the Second A&R Credit Agreement) for the immediately preceding fiscal year or (B) $25 million or (ii) the greatest amount which would not cause the Consolidated Leverage Ratio (determined on a pro forma basis) to exceed 3.25 to 1.00 and (2) the restricted payments covenant which was revised to provide an annual allowance for stock repurchases to be an amount not exceeding the greater of (i) $150 million in the aggregate or (ii) the amount that, after giving pro forma effect thereto and any related borrowings, will not cause the Consolidated Leverage Ratio to exceed 3.25 to 1.00. As of January 1, 2021, we were in compliance with all of the financial and other covenants contained in the Second A&R Credit Agreement.

We have a renewable 364-day, $25 million commercial and stand-by letter of credit facility with Rabobank Nederland.

At January 1, 2021, we had $582.8 million of borrowing availability under committed working capital facilities, primarily under the Revolving Credit Facility.  At January 1, 2021, we applied $10.3 million to letters of credit under the Rabobank Nederland and Bank of America revolving credit facilities, in respect of certain contingent obligations and other governmental agencies and purchases of equipment and raw material guarantees and other trade related letters of credit. We also had $18.4 million in other letters of credit and bank guarantees not included in the Rabobank letter of credit or Bank of America revolving credit facilities.
While we believe that our cash on hand, borrowing capacity available under our Revolving Credit Facility, and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months, we cannot predict whether future developments associated with the COVID-19 pandemic will materially adversely affect our long-term liquidity position. During 2020, we took several steps to conserve our liquidity position including reducing our quarterly cash dividend from ten cents ($0.10) per share in the first quarter of 2020 to five cents ($0.05) per share in the second and third quarters of 2020 and delaying certain of our planned capital expenditures to 2021. As a result of our improved cash flow, our Board of Directors was able to declare an increased quarterly cash dividend of ten cents ($0.10) per share in the fourth quarter of 2020 and the first quarter of 2021. Our liquidity assumptions, the adequacy of our available funding sources, and our ability to meet our Revolving Credit Facility covenants are dependent on many additional factors, including those set forth in Part II. Item 1A, “Risk Factors” of this annual report Form 10-K.

Derivatives

We are exposed to fluctuations in currency exchange rates against the U.S. dollar on our results of operations and financial condition and we mitigate that exposure by entering into foreign currency forward contracts. Certain of our subsidiaries periodically enter into foreign currency forward contracts in order to hedge portions of forecasted sales or cost of sales denominated in foreign currencies with forward contracts and options, which generally expire within one year. The fair value of our derivatives related to our foreign currency cash flow hedges was in a net liability position of $6.9 million as of January 1, 2021 compared to a net asset position of $1 million as of December 27, 2019 due to relative strengthening or weakening of exchange rates when compared to contracted rates.

We are exposed to fluctuations in variable interest rates on our results of operations and financial condition, and we mitigate that exposure by entering into interest rate swaps from time to time. During 2018, we entered into interest rate swaps in order to hedge the risk of the fluctuation on future interest payments related to a portion of our variable rate LIBOR-based borrowings through 2028. The fair value of the derivatives related to our interest rate swap cash flow hedges was in a net liability position of $50.6 million as of January 1, 2021 compared to $30.3 million as of December 27, 2019. The increase in our liability position is due to the relative weakening of variable interest rates when compared to our contracted rates.

We are exposed to fluctuations in bunker fuel prices on our results of operations and financial condition, and we mitigate that exposure by entering into bunker fuel swap agreements which permit us to lock in bunker fuel prices. During fiscal 2020, one of our subsidiaries entered into bunker fuel swap agreements in order to hedge portions of our fuel costs incurred by our owned and chartered vessels throughout 2020 and 2021. The fair value of our bunker fuel swap cash flow hedges was a net asset position of $1.4 million as of January 1, 2021. During fiscal 2020, we dedesignated certain portions of our bunker fuel cash flow hedges due to decreases in our forecasted fuel consumption for certain fuel types which was partially driven by the delay of the receipt of three of our six new refrigerated container vessels due to the COVID-19 pandemic. The fair value of the dedesignated bunker fuel swap contracts was a net asset of $1.0 million as of January 1, 2021.

We enter into derivative instruments with counterparties that are highly rated and do not expect a deterioration of our counterparty’s credit ratings; however, the deterioration of our counterparty’s credit ratings would affect the Consolidated Financial Statements in the recognition of the fair value of the hedges that would be transferred to earnings as the contracts settle. We expect that $15.9 million of the net fair value of designated and dedesignated hedges recognized as a net loss in accumulated other comprehensive income ("AOCI") will be transferred to earnings during the next 12 months, and the remaining net loss of $40.0 million in AOCI over a period of 8 years, along with the earnings effect of the related forecasted transactions.

Other

We are involved in several legal and environmental matters that, if not resolved in our favor, could require significant cash outlays and could have a material adverse effect on our results of operations, financial condition and liquidity. See Item 1. Business Overview under “Environmental Proceedings” and Item 3.  Legal Proceedings and Note 15, “Commitments and Contingencies” to the Consolidated Financial Statements included in Item 8.  Financial Statements and Supplementary Data.

Commitments and Contractual Obligations

The following details information with respect to our contractual obligations as of January 1, 2021.

	(U.S. dollars in millions)
Contractual obligations by period	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Fruit purchase agreements	$1,145.3	$304.1	$529.7	$297.4	$14.1
Purchase obligations	225.5	186.5	26.5	6.6	5.9
Operating leases and charter agreements	205.0	36.7	55.5	41.4	71.4
Finance lease obligations	0.3	0.2	0.1	—	—
Long-term debt	541.7	—	—	541.7	—
Interest on long-term debt and finance lease obligations (1)	66.5	10.8	32.3	23.4	—
Retirement benefits	99.1	11.4	19.2	21.3	47.2
Uncertain tax positions	5.1	0.1	2.6	—	2.4
Totals	$2,288.5	$549.8	$665.9	$931.8	$141.0
 (1) We utilize a variable interest rate on our long-term debt, and for presentation purposes we have used an assumed average rate of 2.2%.

We have agreements to purchase the entire or partial production of certain products of our independent growers primarily in Guatemala, Costa Rica, Philippines, Ecuador, Chile, and Colombia that meet our quality standards. Total purchases under these agreements amounted to $744.9 million for 2020, $691.8 million for 2019, and $763.9 million for 2018. In addition, as discussed above, during 2017 and 2018 we entered into definitive agreements for the building of six new refrigerated container ships. We received four of the ships during, and one ship subsequent to, fiscal 2020. We expect the final ship to be delivered during our 2021 fiscal year. Since entering into the agreements and through fiscal 2020, we expended $137.6 million on these vessels. The agreement requires a remaining payment of approximately $41.3 million in 2021 which is included within the purchase obligations line item in the table above. In 2017, we executed a contract with the Republic of Panama and will invest a minimum of $100.0 million over a period of seven years upon the delivery of a minimum of approximately 10,000 acres of land. Our investment commitment contemplates development of the leased land for banana production, refurbishment of packing plants, buildings and other banana facilities and preparation of banana infrastructure including land, roads and water systems. The contract is for an initial period of 20 years and renews automatically for an additional 20 year period. During the years 2018 and 2019, we received 100% of the land from individual land owners and made a lease prepayment of $13.3 million. Through January 1, 2021, we have invested approximately $40.9 million in this project, inclusive of the $13.3 million lease prepayment. We are pending receipt of approximately 90% of the total lands belonging to the Government of Panama.

Critical Accounting Policies and Estimates

We believe the following accounting polices used in the preparation of our Consolidated Financial Statements may involve a high degree of judgment and complexity and could have a material effect on our Consolidated Financial Statements.

Revenue Recognition

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to be entitled to in exchange for those products or services. We record revenue based on a five-step model in accordance with the accounting guidance. For our customer contracts, we identify the performance obligations (products or services), determine the transaction price, allocate the contract transaction price to the performance obligations, and recognize the revenue when the performance obligation is fulfilled, which is when the product is shipped to or received by the customer, depending on the specific terms of the arrangement. Our revenues are recorded at a point in time.

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

We elected the practical expedient to expense incremental costs of obtaining a contract, if the contract period is for one year or less. These costs are included in selling, general and administrative expenses. Otherwise, incremental contract costs are recognized as an asset on our Consolidated Balance Sheets and amortized over time as promised goods and services are transferred to a customer. We account for shipping and handling costs as costs to fulfill a contract and not as performance obligations to our customers. We also exclude taxes collected from our customers, assessed by government authorities that are both imposed on and concurrent with a specific revenue-producing transaction, from our determination of the transaction price. We utilize a practical expedient and do not adjust the promised amount of consideration for the effects of a significant financing component if the period between the transfer of the promised good or service to a customer and the customer payment is one year or less.

Refer to Note 20, "Business Segment Data" for additional description of our reportable business segments and disaggregated revenue disclosures.
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

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess of the purchase price of an acquired entity over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed in a business combination. We assess goodwill at the reporting unit level on an annual basis as of the first day of our fourth quarter, or more frequently if events or changes in circumstances suggest that goodwill may not be recoverable. A significant amount of judgment is involved in determining if an indicator of impairment has occurred.

For those reporting units where events or change in circumstances indicate that potential impairment indicators exist, we perform a quantitative assessment to determine whether the carrying amount of goodwill can be recovered. When performing the annual goodwill impairment test, we may start with an optional qualitative assessment as allowed for under the accounting guidance. As part of the qualitative assessment, we evaluate all events and circumstances, including both positive and negative events, in their totality, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we bypass the qualitative assessment, or if the qualitative assessment indicates that a quantitative analysis should be performed, we evaluate goodwill for impairment by comparing the fair value of a reporting unit to its carrying value, including the associated goodwill. We generally estimate a reporting unit’s fair value using a discounted cash flow approach which is dependent on several significant estimates and assumptions related to forecasts of future revenues, cost of sales, expenses and the weighted-average cost of capital for each reporting unit. If the carrying amount of the reporting unit exceeds the estimated fair value, an impairment charge is recorded to reduce the carrying value to the estimated fair value. The impairment of goodwill is limited to the total amount of goodwill allocated to the reporting unit. Any adverse changes in the significant estimates and assumptions used in our goodwill impairment test could have a significant impact on the recoverability of goodwill and could have a material impact on our Consolidated Financial Statements.

As part of the 2004 Del Monte Foods acquisition, we also acquired perpetual, royalty-free licenses to use the Del Monte® brand for processed and/or canned food in more than 100 countries throughout Europe, Africa, the Middle East and certain Central Asian countries. We can also produce, market and distribute certain prepared food products in North America based on our agreement with Del Monte Pacific utilizing the Del Monte® brand. This indefinite-lived intangible asset is not amortized but is reviewed for impairment as of the first day of the fourth quarter of each fiscal year, or sooner if impairment indicators arise. We generally estimate the fair value of our indefinite-lived intangible assets using a discounted cash flow approach.

The fair value of the banana reporting unit's goodwill, prepared reporting unit's goodwill and the Del Monte® prepared food reporting unit’s trade names and trademarks are sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets. If the banana and the prepared food reporting unit do not perform to expected levels, the related goodwill and the Del Monte® trade names and trademarks associated with the prepared food reporting unit may be at risk for impairment in the future.

The following table highlights the sensitivities of the indefinite-lived intangibles at risk as of January 1, 2021 (U.S. dollars in millions):

	Banana Reporting Unit Goodwill	Prepared Food Reporting Unit Goodwill	Prepared Food Reporting Unit Del Monte® Trade Names and Trademarks
Carrying value of indefinite-lived intangible assets	$64.5	$48.8	$30.8

Approximate percentage by which the fair value exceeds the carrying value based on the annual impairment test	7.0%	7.5%	6.9%

Amount that a one percentage point increase in the discount rate and a 5% decrease in cash flows would cause the carrying value to exceed the fair value and trigger an impairment	$64.5	$35.5	$2.2

As of January 1, 2021, we are not aware of any items or events that would cause an adjustment to the carrying value of our goodwill and indefinite-lived intangible assets.

Impairment of Long-Lived Assets

We review long-lived assets (or asset groups) with identifiable cash flows for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that an asset is not recoverable, and the carrying amount of an asset exceeds the asset’s fair value, we measure and record an impairment loss for the excess. The fair value of an asset is measured by either determining the expected future discounted cash flows of the asset or by independent appraisal.

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

Contingencies

Estimated losses from contingencies are recognized if it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Gain contingencies are not reflected in the financial statements until realized. We use judgment in assessing whether a loss contingency is probable and estimable. Actual results may differ from these estimates.

Derivative Financial Instruments

We recognize the value of derivative instruments as either assets or liabilities in the statement of financial position at fair value.  The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated as a hedge and qualifies as part of a hedging relationship.  The accounting also depends on the type of hedging relationship, whether a cash flow hedge, a fair value hedge, or hedge of a net investment in a foreign operation.

We use derivative financial instruments primarily to reduce our exposure to adverse fluctuations in foreign exchange rates, variable interest rates and bunker fuel prices. Upon entry into a derivative instrument, we formally designate and document the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction. Derivatives are recorded in the Consolidated Balance Sheets at fair value in prepaid expenses and other current assets, other non-current assets, accounts payable and accrued expenses or other non-current liabilities, depending on whether the amount is an asset or liability and is of a short-term or long-term nature.

We designate our derivative financial instruments as cash flow hedges. A cash flow hedge requires that the change in the fair value of a derivative instrument be recognized in other comprehensive income, a component of shareholders’ equity, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item. We also classify the cash flows from our cash flow hedges in the same category as the items being hedged on our Consolidated Statements of Cash Flows based on the fact that our cash flow hedges do not contain an other-than-insignificant financing element at inception.

In the event that hedge accounting is discontinued, any changes in fair value of the associated derivatives since the date of dedesignation are recognized in other income (expense), net. Cash flows subsequent to the date of dedesignation are classified within investing activities in our Consolidated Statements of Cash Flows.

Fair Value Measurements

Fair value is measured as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In developing its fair value estimates, we use the following hierarchy:

•Level 1 - Quoted prices in active markets for identical assets or liabilities.

•Level 2 - Observable market-based inputs or unobservable inputs that are corroborated by market data.

•Level 3 - Significant unobservable inputs that are not corroborated by market data. Generally, these fair value measures are model-based valuation techniques such as discounted cash flows using our own estimates and assumptions or those expected to be used by market participants.

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

Our impairments of goodwill and indefinite-lived intangible assets are generally estimated using an income or market approach, or a combination thereof. Due to the mix of unobservable inputs utilized, these measurements are usually classified as Level 3 in the fair value hierarchy.

New Accounting Pronouncements

For a description of new applicable accounting pronouncements, refer to Note 2, “Summary of Significant Accounting Policies” to the Consolidated Financial Statements included in Item 8.  Financial Statements and Supplementary Data.

Off-Balance Sheet Arrangements
We are not involved in any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in currency exchange rates, interest rates and bunker fuel prices, which may adversely affect our results of operations and financial condition. We seek to minimize the risks from these currency exchange rate, interest rate and bunker fuel fluctuations through our regular operating and financing activities and, when considered appropriate, through the use of derivative financial instruments. Our policy is to not use financial instruments for trading or other speculative purposes and not to be a party to any leveraged financial instruments.

We manage our currency exchange rate risk by hedging a portion of our overall exposure to currency fluctuation through foreign exchange forward contracts. We manage our exposure to interest rate fluctuations on a portion of our debt through interest rate swaps which convert the floating rate to a fixed rate, plus a borrowing spread. We manage our exposure to bunker fuel price fluctuations on a portion of our fuel expenses incurred by our owned and chartered vessels through bunker fuel swap agreements. We also have procedures to monitor the impact of market risk on the fair value of long-term debt, short-term debt instruments and other financial instruments, considering reasonably possible changes in currency exchange rates, interest rates and bunker fuel prices.

Exchange Rate Risk

Because we conduct our operations in many areas of the world involving transactions denominated in a variety of currencies, our results of operations as expressed in U.S. dollars may be significantly affected by fluctuations in rates of exchange between currencies. These fluctuations could be significant. Approximately 34% and 31% of our net sales and a significant portion of our costs and expenses in each of 2020 and 2019 were denominated in currencies other than the dollar. We generally are unable to adjust our non-dollar local currency sales prices to reflect changes in exchange rates between the dollar and the relevant local currency. As a result, changes in exchange rates between the Euro, Japanese yen, British pound, Korean won or other currencies in which we receive sale proceeds and the dollar have a direct impact on our operating results. There is normally a time lag between our sales and collection of the related sales proceeds, exposing us to additional currency exchange rate risk.

To reduce currency exchange rate risk, we generally exchange local currencies for dollars promptly upon receipt. We periodically enter into currency forward contracts as a hedge against a portion of our currency exchange rate exposures; however, we may decide not to enter into these contracts during any particular period. We had several foreign currency cash flow hedges outstanding, and the fair value of the hedges were a net liability of $6.9 million as of January 1, 2021 and a net asset of $1.0 million as of December 27, 2019.

The results of a hypothetical 10% strengthening in the average value of the dollar during 2020 and 2019 relative to the other currencies in which a significant portion of our net sales are denominated would have resulted in a decrease in net sales of approximately $142.0 million and $140.3 million for the years ended January 1, 2021 and December 27, 2019. This calculation assumes that each exchange rate would change in the same direction relative to the dollar. Our sensitivity analysis of the effects of changes in currency exchange rates does not factor in a potential change in sales levels or any offsetting gains on currency forward contracts.

Interest Rate Risk

As described in Note 10, “Debt” to the Consolidated Financial Statements, our indebtedness is both variable and fixed rate. Changes in interest rates in our indebtedness could have a material effect on our financial statements.

At year end January 1, 2021 and December 27, 2019, total variable rate debt had carrying values of $541.7 million and $586.6 million. The fair value of the debt approximates the carrying value because the variable rates approximate market rates. A 10% increase in the interest rate for 2020 and 2019 would have resulted in a negative impact of approximately $0.9 million and $1.8 million on our results of operations for the years ended January 1, 2021 and December 27, 2019.

To reduce interest rate risk, during 2018, we entered into interest rate swaps in order to hedge the risk of the fluctuation on future interest expense related to a portion of our variable rate, LIBOR-based borrowings under our Credit Facility through 2028; however, we may decide not to enter into these contracts during any particular period. At year end January 1, 2021, the fair value of the interest rate swap contracts were in a net liability of $50.6 million compared to $30.3 million as of December 27, 2019.

At January 1, 2021, the notional value of interest rate contracts outstanding was $400 million, $200 million maturing in 2024 and the remaining $200 million maturing in 2028.

Bunker Fuel Price Risk

Our shipping operations expose us to the risk of rising fuel prices. To reduce the risk of rising fuel prices, we entered into bunker fuel swap agreements in fiscal 2020 that allowed us to lock in fuel prices for portions of our fuel expenses throughout 2020 and 2021. Bunker fuel swap agreements can offset increases in market fuel prices or can result in higher costs from declines in market fuel prices, but in either case reduce the volatility of changing fuel prices in our results. We designated our bunker fuel swap agreements as cash flow hedges.

A cash flow hedge requires that the change in the fair value of the derivative instrument be recognized in other comprehensive (loss) income, a component of shareholders’ equity, and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. The fair value of our bunker fuel swap cash flow hedges was a net asset of $1.4 million as of January 1, 2021. During fiscal 2020, we dedesignated certain portions of our bunker fuel cash flow hedges due to decreases in our forecasted fuel consumption for certain fuel types which was partially driven by the delay of the receipt of three of our six new refrigerated container vessels due to the COVID-19 pandemic. The fair value of the dedesignated bunker fuel swap contracts was a net asset of $1.0 million as of January 1, 2021.

The results of a hypothetical 10% increase or decrease in underlying market fuel prices would correspondingly change the fair value of our bunker fuel swap contracts by $2.5 million as of January 1, 2021. This calculation assumes that each market price would change in the same direction. Fluctuations in the related bunker fuel swap contracts may change by more or less than this amount based upon further fluctuations in futures prices. Our sensitivity analysis of the effects of changes in market fuel prices does not factor in a potential change in fuel consumption.

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

Special Note Regarding Forward-Looking Statements

This annual report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this annual report contains forward-looking statements including, but not limited to the following:

•our beliefs regarding our market positions in our different product categories and the contributing factors to such market positions;
•our beliefs regarding our opportunity to be a preferred supplier to large retail, convenience store chain, and food service customers and our methods to expand or establish such status;
•our beliefs regarding the growth of the fresh-cut produce category and fresh produce industry and differentiation within the industry;
•our expectation to continue investing in new product development to increase revenue and maintain our premium price position and market leadership in our product categories;
•our expectations regarding the timing for full banana production in Panama;
•our beliefs regarding increases in outsourcing by food retailers, the drivers of that trend, and the beneficiaries of such increase;
•our beliefs regarding our competitive advantages and the reasons for those advantages;
•our beliefs and expectations of our ability to generate cost savings, expand our cargo business, and improve the quality of our products;
•our expectations of the timing of delivery of our final ship and sufficiency of our ship building program to replace our fleet;
•our beliefs regarding the barriers to entry in the pineapple and non-tropical fruit markets;
•our expectations regarding the competitive pressures in the markets that we operate in;
•our expectations regarding the impacts of the COVID-19 pandemic on our business and results of operations;
•our beliefs regarding our positioning to increase market share and our strategies to do so;
•our beliefs regarding our principal competitive opportunities;
•our beliefs regarding the materiality of our legal proceedings;
•our beliefs regarding the benefits of diversity and inclusion within our workforce;

•our beliefs related to the sufficiency of our capital resources;
•our beliefs regarding the impacts of consolidation in our industry;
•our beliefs regarding the adequacy of our insurance coverage;
•our beliefs regarding the sufficiency of our information technology protections and practices;
•our belief that we will prevail in certain tax-related judicial matters;
•our belief regarding the suitability of chosen index performance comparisons;
•our belief that our cash on hand, capacity available under our Revolving Credit Facility, and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months;
•our expectations regarding fluctuations in financial performance of our business due to seasonality;
•our plans and strategies to expand various categories of our business in our geographic markets;
•our expectations regarding timing for delivery of our refrigerated container ships and their replacement of our existing U.S. east coast fleet;
•our beliefs regarding opportunities for sales growth and development of our fresh and prepared food products in the Middle East, North Africa and Central Asian countries and the drivers of continued net sales growth across our segments;
•our expectations and strategies for net sales growth in our respective geographic markets, including new product offerings and expansion of existing product offerings, increased sales volumes of existing products, expansion in various markets and targeting of convenience stores and foodservice trades in selected markets;
•our expectation that a significant portion of our revenues will continue to be derived from a relatively small number of customers and our beliefs regarding the factors that go into the purchase decisions of such customers;
•our expectations of the benefits to be achieved related to our Optimization Program;
•our expectations regarding estimated liabilities and expenditures related to environmental cleanup;
•our expectations regarding voting practices of our principal shareholders;
•our beliefs regarding trends in consumer demand and factors that provide differentiation;
•our belief that our overall relationship with our employees and unions is satisfactory.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. Various factors could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results and performance to differ materially from those expressed in or implied by the forward-looking statements include, but are not limited to, the following:

•the impact of the COVID-19 outbreak on our business, suppliers, customers, consumers, employees, and communities;
•disruptions or inefficiencies in our operations or supply chain, including any impact of the COVID-19 outbreak;
•the duration and spread of the pandemic and related government restrictions and our ability to maintain the safety of our workforce;
•our ability to successfully execute our plan to stabilize our core business, diversify our business and transform our business to a value-added business, particularly in light of COVID-19;
•the impact of governmental trade restrictions, including adverse governmental regulation that may impact our ability to access certain markets;
•our anticipated cash needs in light of our liquidity and the impact of COVID-19 on our liquidity;
•the continued ability of our distributors and suppliers to have access to sufficient liquidity to fund their operations;
•product and raw material supply and pricing, as well as prices for petroleum-based products and packaging materials;
•the impact of pricing and other actions by our competitors, particularly during periods of low consumer confidence and spending levels;
•trends and other factors affecting our financial condition or results of operations from period to period, including changes in product mix, consumer preferences or consumer demand for branded products such as ours;
•anticipated price and expense levels;
•the impact of crop disease, such as vascular diseases, one of which is known as Tropical Race 4, or TR4 (also known as Panama Disease), which can destroy banana crops and was recently discovered in Latin America banana plantations;
•our ability to improve our existing quarantine policies and other prevention strategies, as well as find contingency plans, to protect our and our suppliers’ banana crops from vascular diseases;
•disruptions or issues that impact our production facilities or complex logistics network; the impact of prices for petroleum-based products and packaging materials;
•the availability of sufficient labor during peak growing and harvesting seasons;
•the impact of pricing and other actions by our competitors, particularly during periods of low consumer confidence and spending levels;

•the impact of foreign currency fluctuations;
•inability to realize expected benefits on plans for expansion of our business (including through acquisitions);
•our ability to successfully integrate acquisitions and new product lines into our operations;
•the impact of impairment or other charges associated with exit activities, crop or facility damage or otherwise, (xiv) the timing and cost of resolution of pending and future legal and environmental proceedings or investigation;
•the impact of changes in tax accounting or tax laws (or interpretations thereof), the impact of claims or adjustments proposed by the Internal Revenue Service or other taxing authorities in connection with our tax audits and our ability to successfully contest such tax claims and pursue necessary remedies;
•the success of our joint ventures;
•the impact of severe weather conditions, such as flooding, or natural disasters, such as earthquakes, on crop quality and yields and on our ability to grow, procure or export our products;
•the adequacy of our insurance coverage;
•the cost and other implications of changes in regulations applicable to our business, including potential legislative or regulatory initiatives in the United States or elsewhere directed at mitigating the effects of climate change;
•damage to our reputation or brand names or negative publicity about our products;
•exposure to product liability claims and associated regulatory and legal actions, product recalls, including the continuing impact of the 2019 Mann packing recall, or other legal proceedings relating to our business;
•our ability to continue to comply with covenants and the terms of our credit instruments and our ability to obtain additional financing to fund our capital expenditures;
•our ability to successfully implement our optimization program and to realize its expected benefits within the anticipated timeframe, and
•our ability to successfully manage the risks associated with international operations, including risks relating to political or economic conditions, inflation, tax laws, currency restrictions and exchange rate fluctuations, legal or judicial systems.

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

Item 8.Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Schedule set forth in the accompanying Index are filed as part of this Report.

Index to Consolidated Financial Statements

Page
Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	56

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	57

Consolidated Balance Sheets at January 1, 2021 and December 27, 2019	59

Consolidated Statements of Operations for the years ended January 1, 2021, December 27, 2019 and December 28, 2018	60

Consolidated Statements of Comprehensive Income (Loss) for the years ended January 1, 2021, December 27, 2019 and December 28, 2018	61

Consolidated Statements of Cash Flows for the years ended January 1, 2021, December 27, 2019 and December 28, 2018	62

Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest for the years ended January 1, 2021, December 27, 2019 and December 28, 2018	63

Notes to Consolidated Financial Statements	64

Supplemental Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts	119

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Fresh Del Monte Produce Inc.
Opinion on Internal Control over Financial Reporting
We have audited Fresh Del Monte Produce Inc. and subsidiaries’ internal control over financial reporting as of January 1, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Fresh Del Monte Produce Inc. and subsidiaries (the "Company") maintained, in all material respects, effective internal control over financial reporting as of January 1, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2020 consolidated financial statements and schedule of the Company and our report dated February 24, 2021 expressed an unqualified opinion thereon.
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
February 24, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Fresh Del Monte Produce Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fresh Del Monte Produce Inc. and subsidiaries (the “Company”) as of January 1, 2021 and December 27, 2019, and the related consolidated statements of operations, comprehensive income (loss), cash flows and shareholders’ equity and redeemable noncontrolling interest for each of the three years in the period ended January 1, 2021, and the related notes and supplemental financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 1, 2021 and December 27, 2019, and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 1, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2021 expressed an unqualified opinion thereon.

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
At January 1, 2021, the Company’s goodwill and indefinite-lived intangible assets were $455.7 million. As discussed in Note 2 to the consolidated financial statements, goodwill and indefinite-lived intangible assets are tested for impairment at least annually, at the reporting unit level. The carrying values of the prepared food reporting unit’s goodwill, and the Del Monte® prepared food reporting unit’s trade names and trademarks are $48.8 million and $30.8 million, respectively as of January 1, 2021. Note 5 to the consolidated financial statements discloses the sensitivity of fair value of these assets to changes in assumptions and underlying data used by the Company in their impairment accounting model including differences between estimated and actual cash flows and in discount rates used. The Company measured the fair value of the goodwill using an income approach and the fair value of trade names and trademarks using a royalty savings method.

Auditing the Company’s annual impairment test related to the prepared food reporting unit’s goodwill, and the Del Monte® prepared food reporting unit’s trade names and trademarks was complex and required the involvement of our specialists due to the judgmental nature of the assumptions used in the valuation models described above. Moreover, these assets are more sensitive to the differences between estimated and actual cash flows, and changes in discount and royalty rates used to estimate their fair value. Assumptions related to estimated cash flows (specifically sales and cost of products sold and long-term growth rates for sales and cost of products sold) are judgmental as they are affected by expectations about future market or economic conditions, which can vary significantly and depend on market forces and events outside of the Company’s control.

How We Addressed the Matter in our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s impairment review process related to the prepared food reporting unit’s goodwill, and the Del Monte® prepared food reporting unit’s trade names and trademarks, including controls over management’s review of the significant assumptions described above.

To test the estimated fair value of the Company’s prepared food reporting unit’s goodwill, and the Del Monte® prepared food reporting unit’s trade names and trademarks, our audit procedures included, among others, evaluating the methodologies used, the significant assumptions discussed above, and the underlying data used by the Company. Such data includes historical sales and cost data, go forward business plans and planned capital expenditures, as well as data from comparable companies. We involved our valuation specialists to assist in our procedures and to independently evaluate the reasonableness of the ranges for the discount and royalty rates. We compared the significant assumptions to current industry and economic trends, as well as market factor changes, to the Company’s business model, and other relevant factors. We assessed the historical accuracy of management’s estimates by comparing them to actual operating results and performed sensitivity analyses of the significant assumptions described above to evaluate the impact on the fair value of the prepared food reporting unit’s goodwill and the Del Monte® prepared food reporting unit’s trade names and trademarks.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1997.
Miami, Florida
February 24, 2021

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(U.S. dollars in millions, except share and per share data)

	January 1, 2021	December 27, 2019
Assets
Current assets:
Cash and cash equivalents	$16.5	$33.3
Trade accounts receivable, net of allowance of $28.5 and $19.6, respectively	359.0	363.9
Other accounts receivable, net of allowance of $3.7 and $3.4, respectively	76.2	75.1
Inventories, net	507.7	551.8
Assets held for sale	18.0	7.6
Prepaid expenses and other current assets	34.9	19.8
Total current assets	1,012.3	1,051.5

Investments in and advances to unconsolidated companies	1.9	1.9
Property, plant and equipment, net	1,420.3	1,403.2
Operating lease right-of-use assets	170.5	162.1
Goodwill	424.0	423.7
Intangible assets, net	150.4	158.2
Deferred income taxes	117.0	100.3
Other noncurrent assets	46.9	49.0
Total assets	$3,343.3	$3,349.9

Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued expenses	$511.8	$522.2
Current maturities of debt and finance leases	0.2	0.3
Current maturities of operating leases	28.8	32.5
Income taxes and other taxes payable	14.0	7.9
Total current liabilities	554.8	562.9

Long-term debt and finance leases	541.8	586.8
Operating leases, less current maturities	114.4	102.7
Retirement benefits	99.0	98.1
Other noncurrent liabilities	93.0	70.9
Deferred income taxes	140.4	129.5
Total liabilities	1,543.4	1,550.9
Commitments and contingencies (See note 15)
Redeemable noncontrolling interest	50.2	55.3
Shareholders' equity:
Preferred shares, $0.01 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.01 par value; 200,000,000 shares authorized; 47,372,419 and 48,014,628 issued and outstanding, respectively	0.5	0.5
Paid-in capital	533.1	531.4
Retained earnings	1,271.4	1,252.7
Accumulated other comprehensive loss	(77.0)	(65.4)
Total Fresh Del Monte Produce Inc. shareholders' equity	1,728.0	1,719.2
Noncontrolling interests	21.7	24.5
Total shareholders' equity	1,749.7	1,743.7
Total liabilities, redeemable noncontrolling interest and shareholders' equity	$3,343.3	$3,349.9

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in millions, except share and per share data)

	Year ended
	January 1, 2021	December 27, 2019	December 28, 2018
Net sales	$4,202.3	$4,489.0	$4,493.9
Cost of products sold	3,951.4	4,182.6	4,208.0
Gross profit	250.9	306.4	285.9

Selling, general and administrative expenses	196.2	201.5	200.8
Gain on disposal of property, plant and equipment, net	22.2	18.6	7.1
Goodwill and trademarks impairment charges	—	0.3	11.3
Asset impairment and other charges, net	0.4	9.1	42.3
Operating income	76.5	114.1	38.6

Interest expense	21.4	25.4	23.6
Interest income	0.7	1.1	0.9
Other expense (income), net	4.5	(0.9)	15.7
Income before income taxes	51.3	90.7	0.2

Provision for income taxes	5.0	21.4	16.1
Net income (loss)	$46.3	$69.3	$(15.9)

Less: Net (loss) income attributable to redeemable and noncontrolling interests	(2.9)	2.8	6.0
Net income (loss) attributable to Fresh Del Monte Produce Inc.	$49.2	$66.5	$(21.9)

Net income (loss) per ordinary share attributable to Fresh Del Monte Produce Inc. - Basic	$1.03	$1.38	$(0.45)

Net income (loss) per ordinary share attributable to Fresh Del Monte Produce Inc. - Diluted	$1.03	$1.37	$(0.45)

Dividends declared per ordinary share	$0.30	$0.14	$0.60

Weighted average number of ordinary shares:
Basic	47,569,794	48,291,345	48,625,175
Diluted	47,660,600	48,394,113	48,625,175

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(U.S. dollars in millions)

	Year ended
	January 1, 2021	December 27, 2019	December 28, 2018
Net income (loss)	$46.3	$69.3	$(15.9)

Other comprehensive income (loss):
Net unrealized loss on derivatives, net of tax	(24.1)	(19.7)	(4.4)
Net unrealized foreign currency translation gain (loss)	12.5	(0.9)	(8.2)
Net change in retirement benefit adjustment, net of tax	—	(3.2)	1.6
Comprehensive income (loss)	34.7	45.5	(26.9)
Less: comprehensive (loss) income attributable to redeemable and noncontrolling interests	(2.9)	2.8	6.0
Comprehensive income (loss) attributable to Fresh Del Monte Produce Inc.	$37.6	$42.7	$(32.9)

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in millions)

	Year ended
	January 1, 2021	December 27, 2019	December 28, 2018
Operating activities:
Net income (loss)	$46.3	$69.3	$(15.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	95.0	97.9	100.5
Amortization of debt issuance costs	0.5	1.0	0.7
Share-based compensation expense	7.5	8.4	11.5
Goodwill and trademark impairment charges	—	0.3	11.3
Asset impairment charges	11.8	8.1	35.1
Change in uncertain tax positions	0.6	(0.8)	—
Gain on disposal of property, plant and equipment, net	(22.2)	(18.6)	(7.1)
Deferred income taxes	(0.5)	5.2	3.6
Foreign currency translation adjustment	7.7	6.2	(5.7)
Other, net	(2.7)	—	—
Changes in operating assets and liabilities, net of acquisitions:
Receivables	16.1	22.1	(2.4)
Inventories	38.7	8.1	(2.8)
Prepaid expenses and other current assets	(12.7)	8.0	(7.6)
Accounts payable and accrued expenses	(11.7)	(53.3)	131.3
Other noncurrent assets and liabilities	6.2	7.2	(5.9)
Net cash provided by operating activities	180.6	169.1	246.6

Investing activities:
Capital expenditures	(150.0)	(122.3)	(150.5)
Investments in unconsolidated companies	—	—	(4.2)
Proceeds from sales of property, plant and equipment	39.5	69.4	17.4
Proceeds from sale of investment	0.5	0.7	—
Purchase of businesses, net of cash acquired	—	—	(357.5)
Other investing activities	1.2	—	—
Net cash used in investing activities	(108.8)	(52.2)	(494.8)

Financing activities:
Proceeds from long-term debt	751.8	736.4	1,103.1
Payments on long-term debt	(796.8)	(811.2)	(798.1)
Distributions to noncontrolling interests, net	(6.9)	(4.8)	(2.7)
Proceeds from stock options exercised	—	1.1	0.8
Repurchase and retirement of ordinary shares	(20.8)	(17.9)	(29.4)
Share-based awards settled in cash for taxes	(0.6)	(2.9)	(2.2)
Dividends paid	(14.3)	(6.7)	(29.0)
Other financing activities	1.8	(2.9)	(0.5)
Net cash (used) provided by financing activities	(85.8)	(108.9)	242.0

Effect of exchange rate changes on cash	(2.8)	4.0	2.4
Net (decrease) increase in cash and cash equivalents	(16.8)	12.0	(3.8)
Cash and cash equivalents, beginning	33.3	21.3	25.1
Cash and cash equivalents, ending	$16.5	$33.3	$21.3

Supplemental cash flow information:
Cash paid for interest	$20.6	$23.2	$19.3
Cash paid for income taxes	$9.2	$9.8	$17.0

Non-cash financing and investing activities:
Right-of-use assets obtained in exchange for new operating lease obligations	$50.7	$40.0	$—
Retirement of ordinary shares	$20.8	$17.9	$29.4
Purchases of assets under financing lease obligations	$—	$0.4	$0.2
Dividends on restricted stock units	$0.4	$0.3	$0.3
Sale of an investment	$—	$0.6	$—
See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(U.S. dollars in millions, except share data)

	Ordinary Shares Outstanding	Ordinary Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Fresh Del Monte Produce Inc. Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interest
Balance at December 29, 2017	48,759,481	$0.5	$522.5	$1,275.0	$(30.6)	$1,767.4	$23.8	$1,791.2	$—
Exercises of stock options	38,500	—	0.9	—	—	0.9	—	0.9	—
Settlement of restricted stock awards	22,991	—	—	—	—	—	—	—	—
Settlement of restricted stock units	351,856	—	—	—	—	—	—	—	—
Share-based payment expense	—	—	11.5	—	—	11.5	—	11.5	—
Cumulative effect adjustment of ASU 2016-16 related to deferred tax on trademarks	—	—	—	3.2	—	3.2	—	3.2	—
Cumulative effect adjustment of ASC 606 related to revenue recognition transition	—	—	—	(0.1)	—	(0.1)	—	(0.1)	—
Capital contribution from, distribution to noncontrolling interests	—	—	0.5	—	—	0.5	0.4	0.9	—
Fair value of redeemable noncontrolling interest resulting from business combination	—	—	—	—	—	—	—	—	47.4
Repurchase and retirement of ordinary shares	(730,532)	—	(8.6)	(20.8)	—	(29.4)	—	(29.4)	—
Dividend declared	—	—	0.3	(29.4)	—	(29.1)	—	(29.1)	—
Comprehensive income:
Net income (loss)	—	—	—	(21.9)	—	(21.9)	1.6	(20.3)	4.4
Unrealized loss on derivatives	—	—	—	—	(4.4)	(4.4)	—	(4.4)	—
Net unrealized foreign currency translation loss	—	—	—	—	(8.2)	(8.2)	—	(8.2)	—
Change in retirement benefit adjustment, net of tax	—	—	—	—	1.6	1.6	—	1.6	—
Comprehensive income (loss)						(32.9)	1.6	(31.3)	4.4
Balance at December 28, 2018	48,442,296	$0.5	$527.1	$1,206.0	$(41.6)	$1,692.0	$25.8	$1,717.8	$51.8
Exercises of stock options	50,250	—	1.1	—	—	1.1	—	1.1	—
Settlement of restricted stock awards	33,721	—	—	—	—	—	—	—	—
Settlement of restricted stock units	211,423	—	—	—	—	—	—	—	—
Share-based payment expense	—	—	8.4	—	—	8.4	—	8.4	—
Cumulative effect adjustment of ASC 842 related to leases	—	—	—	(0.6)	—	(0.6)	—	(0.6)	—
Distribution to noncontrolling interests	—	—	(0.1)	—	—	(0.1)	(0.5)	(0.6)	(0.1)
Repurchase and retirement of ordinary shares	(723,062)	—	(5.4)	(12.5)	—	(17.9)	—	(17.9)	—
Dividend declared	—	—	0.3	(6.7)	—	(6.4)	—	(6.4)	—
Comprehensive income:
Net income (loss)	—	—	—	66.5	—	66.5	(0.8)	65.7	3.6
Unrealized loss on derivatives	—	—	—	—	(19.7)	(19.7)	—	(19.7)	—
Net unrealized foreign currency translation loss	—	—	—	—	(0.9)	(0.9)	—	(0.9)	—
Change in retirement benefit adjustment, net of tax	—	—	—	—	(3.2)	(3.2)	—	(3.2)	—
Comprehensive income (loss)						42.7	(0.8)	41.9	3.6
Balance at December 27, 2019	48,014,628	$0.5	$531.4	$1,252.7	$(65.4)	$1,719.2	$24.5	$1,743.7	$55.3
Settlement of restricted stock awards	7,609	—	—	—	—	—	—	—	—
Settlement of restricted stock units	191,417	—	—	—	—	—	—	—	—
Share-based payment expense	—	—	7.5	—	—	7.5	—	7.5	—
Cumulative effect adjustment of ASC 326 adoption	—	—	—	(1.2)	—	(1.2)	—	(1.2)	—
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(5.0)
Repurchase and retirement of ordinary shares	(841,235)	—	(6.2)	(14.6)	—	(20.8)	—	(20.8)	—
Dividend declared	—	—	0.4	(14.7)	—	(14.3)	—	(14.3)	—
Comprehensive income:
Net income (loss)	—	—	—	49.2	—	49.2	(2.8)	46.4	(0.1)
Unrealized loss on derivatives	—	—	—	—	(24.1)	(24.1)	—	(24.1)	—
Net unrealized foreign currency translation gain	—	—	—	—	12.5	12.5	—	12.5	—
Comprehensive income (loss)						37.6	(2.8)	34.8	(0.1)
Balance at January 1, 2021	47,372,419	$0.5	$533.1	$1,271.4	$(77.0)	$1,728.0	$21.7	$1,749.7	$50.2

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

Reference in this Report to "Fresh Del Monte," “we,” “our” and “us” and the “Company” refer to Fresh Del Monte Produce Inc. and its subsidiaries, unless the context indicates otherwise.

Nature of Business

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

Our business is comprised of three reportable segments, two of which represent our primary businesses of fresh and value-added products and banana, and one that represents our other ancillary businesses.

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

Fiscal Year

Our fiscal year end is the last Friday of the calendar year or the first Friday subsequent to the end of the calendar year, whichever is closest to the end of the calendar year. Fiscal year 2020 had 53 weeks and ended on January 1, 2021. Fiscal year 2019 had 52 weeks and ended on December 27, 2019. Fiscal year 2018 had 52 weeks and ended on December 28, 2018.

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of our Consolidated Financial Statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our Consolidated Financial Statements and accompanying notes. Actual results could differ from these estimates.

Our Consolidated Financial Statements include the accounts of our majority owned subsidiaries, which we control due to ownership of a majority voting interest. Additionally, we consolidate variable interest entities ("VIEs") when we have variable interests and are the primary beneficiary. All significant intercompany accounts and transactions are eliminated in consolidation.

Certain reclassification of prior period balances have been made to conform to current presentation. Specifically, our segment data disclosures for the years ended December 27, 2019 and December 28, 2018 have been adjusted to reflect a reclassification of cost of products sold between our banana and fresh and value-added products segments as the result of a refinement in our overhead costs allocation methodology. Refer to Note 20.  "Business Segment Data" for further information on our segment disclosures.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. General (continued)

Our Consolidated Statement of Operations for the years ended December 27, 2019 and December 28, 2018 reflects a $5.8 million and $6.1 million adjustment, respectively, to correct the presentation of payroll and payroll-related costs associated with sales personnel from cost of products sold to selling, general, and administrative expenses. This reclassification adjustment was identified in connection with an internal reorganization of our sales force and is not material to our Consolidated Financial Statements. Refer to Note 20.  "Business Segment Data" for further information.

We are required to evaluate events occurring after January 1, 2021, our fiscal year end, for recognition and disclosure in the Consolidated Financial Statements for the year ended fiscal 2020.  Events are evaluated based on whether they represent information existing as of January 1, 2021, which require recognition in the Consolidated Financial Statements, or new events occurring after January 1, 2021, which do not require recognition but require disclosure if the event is significant to the Consolidated Financial Statements.  We evaluated events occurring subsequent to January 1, 2021 through the date of issuance of these Consolidated Financial Statements.

2. Summary of Significant Accounting Policies

 Cash and Cash Equivalents

We classify as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase.

Trade Receivables

Trade receivables less allowances are recognized on our accompanying Consolidated Balance Sheets at net realizable value, which reflects the net amount expected to be collected from customers. Our allowance for trade receivables consists of two components: a $15.1 million allowance for credit losses and a $13.4 million allowance for customer claims, which are accounted for under the scope of ASC 606 - Revenue Recognition.

We estimate expected credit losses on our trade receivables in accordance with Accounting Standards Codification ("ASC") 326 - Financial Instruments - Credit Losses. We adopted this accounting standard on the first day of our 2020 fiscal year, using a modified-retrospective approach. As a result, the consolidated financial statements for 2020 are presented under the new standard, while the comparative prior year period is not adjusted, and continues to be reported in accordance with our historical accounting policy.

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and customers’ credit worthiness, as determined by our review of their current credit information. We measure the allowance for credit losses on trade receivables on a collective (pool) basis when similar risk characteristics exist. We generally pool our trade receivables based on geographic region or country to which the receivables relate. Receivables that do not share similar risk characteristics are evaluated for collectibility on an individual basis.

Our historical credit loss experience provides the basis for our estimation of expected credit losses. We generally use a three-year average of annual loss rates as a starting point for our estimation, and make adjustments to the historical loss rates to account for differences in current conditions impacting the collectibility of our receivable pools. We generally monitor macroeconomic indicators to assess whether adjustments are necessary to reflect current conditions.

Our allowances for identified claims are recorded as a reduction to both trade accounts receivable and net sales. Write-off of accounts receivable is done only when all collection efforts have been exhausted without success.

Accounts receivable from one customer represents approximately 12% of trade accounts receivable, net of allowance. This customer is current with its payments.

Other Accounts Receivable

Other accounts receivable less allowances are recognized on our accompanying Consolidated Balance Sheets at net realizable value, which reflects the net amount expected to be collected. Other accounts receivable includes value-added taxes (“VAT”)

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Summary of Significant Accounting Policies (continued)

receivables, seasonal advances to growers and suppliers, which are usually short-term in nature, and other financing receivables.

VAT receivables are primarily related to purchases by production units and are refunded by the taxing authorities. As of January 1, 2021, we had $25.2 million, net of allowance of $0.1 million, classified as current in other accounts receivable and $22.8 million, net of allowance of $5.9 million, classified as other noncurrent assets on our Consolidated Balance Sheets. As of December 27, 2019, we had $28.8 million, net of allowance of $0.1 million, classified as current in other accounts receivable and $22.5 million, net of allowance of $6.5 million, classified as other noncurrent assets in our Consolidated Balance Sheets.

Advances to growers and suppliers are generally repaid to us as produce is harvested and sold. We generally require property liens and pledges of the current season’s produce as collateral to support the advances. Refer to Note 6, “Allowance for Credit Losses” for further discussion on advances to growers and suppliers.

We measure the allowance for credits losses on advances to suppliers and growers on a collective (pool) basis when similar risk characteristics exist. We generally pool our advances based on the country which they relate to, and further disaggregate them based on their current or past-due status. We generally consider an advance to a grower to be past due when the advance is not fully paid within the respective growing season. The allowance for advances to growers and suppliers that do not share similar risk characteristics are determined on a case-by-case basis, depending on the expected production for the season and other contributing factors. The advances are typically collateralized by property liens and pledges of the respective season's produce. Occasionally, we agree to a payment plan with certain growers or take steps to recover the advance via established collateral. We may write-off uncollectible financing receivables after our collection efforts are exhausted.

Our historical credit loss experience provides the basis for our estimation of expected credit losses. We generally use a three-year average annual loss rate as the starting point for our estimation, and make adjustments to the historical loss rate to account for differences in current or expected future conditions. We generally monitor macroeconomic indicators as well as other factors, including unfavorable weather conditions and crop diseases, which may impact the collectibility of the advances when assessing whether adjustments to the historical loss rate are necessary.

Recoveries of other accounts receivable previously reserved in the allowance are credited to operating income.

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

Inventories consisted of the following (U.S. dollars in millions):

	January 1, 2021	December 27, 2019
Finished goods	$190.7	$203.5
Raw materials and packaging supplies	136.8	155.8
Growing crops	180.2	192.5
Total inventories	$507.7	$551.8

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Summary of Significant Accounting Policies (continued)

Accounting for Planned Major Maintenance Activities

We account for planned major maintenance activities, such as ship dry-dock activities, consistent with ASC guidance related to “Other Assets and Deferred Costs.” We utilize the deferral method of accounting for ship dry-dock activities whereby actual costs incurred are deferred and amortized on a straight-line basis over the period until the next scheduled dry-dock activity.

Property, Plant and Equipment and Other Long-Lived Assets

Property, plant and equipment additions are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from 10 to 40 years for buildings, five to 20 years for maritime and other equipment, including ships and containers, three to 20 years for machinery and equipment, three to seven years for furniture, fixtures and office equipment and five to 10 years for automotive equipment including automobiles, tractors, trailers and trucks. Leasehold improvements are amortized over the term of the lease, or the estimated useful life of the related asset, whichever is shorter. See Note 4, “Property, Plant and Equipment” for further information.

When assets are retired or disposed of, the costs and accumulated depreciation or amortization are removed from the respective accounts and any related gain or loss is recognized. Maintenance and repairs are charged to expense as incurred. Significant expenditures, which extend the useful lives of assets, are capitalized. Interest is capitalized as part of the cost of construction.

Our long-lived assets other than property, plant and equipment consist of definite-lived intangible assets. Intangible assets determined to have finite lives are amortized over their estimated useful lives to reflect the pattern of economic benefits consumed, either on a straight-line or accelerated basis. Our definite-lived intangibles have a remaining weighted average amortization period of 19.9 years. Amortization expense related to definite-lived intangible assets totaled $7.8 million for 2020, $8.5 million for 2019 and $7.0 million for 2018, and is included in selling, general, and administrative expenses. Refer to Note 5, “Goodwill and Other Intangible Assets.” for further information.

We review long-lived assets (or asset groups) with identifiable cash flows for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that an asset is not recoverable, and the carrying amount of an asset exceeds the asset’s fair value, we measure and record an impairment loss for the excess. The fair value of an asset is measured by either determining the expected future discounted cash flow of the asset or by independent appraisal.

For long-lived assets held for sale, we record impairment losses when the carrying amount is greater than the fair value less the cost to sell. We discontinue depreciation of long-lived assets when these assets are classified as held for sale and include these assets as assets held for sale on our Consolidated Balance Sheets. Our long-lived assets are primarily composed of property, plant and equipment and definite-lived intangible assets. See Note 4, “Property, Plant and Equipment” and Note 5, “Goodwill and Other Intangible Assets.”

We incurred charges related to impairment of long-lived assets of $11.8 million in 2020, $8.1 million in 2019, and $35.1 million in 2018. Such charges are included in asset impairment and other charges, net in the accompanying Consolidated Statements of Operations for the years ended January 1, 2021, December 27, 2019 and December 28, 2018 and as described further in Note 3, “Asset Impairment and Other Charges, Net.”

The gain on disposal of property, plant and equipment, net during fiscal 2020 of $22.2 million primarily related to the sale of three farms in Chile, a facility in the Middle East, and two facilities in North America, which were accounted for using the guidance in ASC 610.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess of the purchase price of an acquired entity over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed in a business combination. We assess goodwill at the reporting unit level on an annual basis as of the first day of our fourth quarter, or more frequently if events or changes in circumstances suggest that goodwill may not be recoverable. A significant amount of judgment is involved in determining if an indicator of impairment has occurred.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Summary of Significant Accounting Policies (continued)

For those reporting units where events or change in circumstances indicate that potential impairment indicators exist, we perform a quantitative assessment to determine whether the carrying amount of goodwill can be recovered. When performing the annual goodwill impairment test, we may start with an optional qualitative assessment as allowed for under the accounting guidance. As part of the qualitative assessment, we evaluate all events and circumstances, including both positive and negative events, in their totality, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we bypass the qualitative assessment, or if the qualitative assessment indicates that a quantitative analysis should be performed, we evaluate goodwill for impairment by comparing the fair value of a reporting unit to its carrying value, including the associated goodwill. We generally estimate a reporting unit’s fair value using a discounted cash flow approach which is dependent on several significant estimates and assumptions related to forecasts of future revenues, cost of sales, expenses and the weighted-average cost of capital for each reporting unit. If the carrying amount of the reporting unit exceeds the estimated fair value, an impairment charge is recorded to reduce the carrying value to the estimated fair value. The impairment of goodwill is limited to the total amount of goodwill allocated to the reporting unit. Any adverse changes in the significant estimates and assumptions used in our goodwill impairment test could have a significant impact on the recoverability of goodwill and could have a material impact on our Consolidated Financial Statements.

An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually. We evaluate our indefinite-lived intangible assets for impairment annually, or sooner if indications of possible impairment are identified. When performing the annual impairment test, we first may start with an optional qualitative assessment to determine whether it is not more likely than not that our indefinite-lived intangible assets are impaired. As part of a qualitative assessment, we evaluate relevant events and circumstances that could affect the significant inputs used to determine the fair value of the indefinite-lived intangible asset. If we bypass the qualitative assessment, or if the qualitative assessment indicates that a quantitative analysis should be performed, we evaluate our indefinite-lived intangible assets for impairment by comparing the fair value of the asset to its carrying amount. We generally estimate the fair value of our indefinite-lived intangible assets using a discounted cash flow approach.

See Note 5, "Goodwill and Other Intangible Assets” for further discussion.

Revenue Recognition

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to be entitled to in exchange for those products or services. We record revenue based on a five-step model in accordance with the accounting guidance. For our customer contracts, we identify the performance obligations (products or services), determine the transaction price, allocate the contract transaction price to the performance obligations, and recognize the revenue when the performance obligation is fulfilled, which is when the product is shipped to or received by the customer, depending on the specific terms of the arrangement. Our revenues are recorded at a point in time.

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

We elected the practical expedient to expense incremental costs of obtaining a contract, if the contract period is for one year or less. These costs are included in selling, general and administrative expenses. Otherwise, incremental contract costs are recognized as an asset on our Consolidated Balance Sheets and amortized over time as promised goods and services are transferred to a customer. We account for shipping and handling costs as costs to fulfill a contract and not as performance obligations to our customers. We also exclude taxes collected from our customers, assessed by government authorities that are both imposed on and concurrent with a specific revenue-producing transaction, from our determination of the transaction price. We utilize a practical expedient and do not adjust the promised amount of consideration for the effects of a significant financing component if the period between the transfer of the promised good or service to a customer and the customer payment is one year or less.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Summary of Significant Accounting Policies (continued)

Cost of Products Sold

Cost of products sold is primarily made up of two elements: product costs and logistics costs.

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
Logistics costs - include land and sea transportation and expenses related to port facilities and distribution centers. Sea transportation cost is the most significant component of logistics costs and is comprised of:
•Ship operating expenses - include operations, maintenance, depreciation, insurance, fuel, and port charges.
•Chartered ship costs - include the cost of chartering the ships, fuel and port charges.
•Container equipment-related costs - include leasing expense and in the case of owned equipment, also depreciation expense.
•Third-party containerized shipping costs - include the cost of using third-party shipping in our logistics operations.

Advertising and Promotional Costs

We expense advertising and promotional costs as incurred. Advertising and promotional costs, which are included in selling, general and administrative expenses, were $14.6 million for 2020, $14.9 million for 2019 and $15.2 million for 2018.

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

See Note 8, “Income Taxes.”

Contingencies

Estimated losses from contingencies are recognized if it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Gain contingencies are not reflected in the financial statements until realized. We use judgment in assessing whether a loss contingency is probable and estimable. Actual results may differ from these estimates.

See Note 15, “Commitments and Contingencies.”

Foreign Currency Translations and Transactions

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

For our operations where the functional currency is the U.S. dollar, non-monetary balance sheet amounts are translated at historical exchange rates. Other balance sheet amounts are translated at the exchange rates in effect at the balance sheet date. Income statement accounts, excluding those items of income and expenses that relate to non-monetary assets and liabilities, are translated at the average exchange rate for the month. These remeasurement adjustments are included in the determination of net income and are included in other expense (income), net.

Other expense (income), net, in the accompanying Consolidated Statements of Operations includes a net foreign exchange loss of $0.8 million for 2020, $8.9 million for 2019, and $10.4 million for 2018. These amounts include the effect of foreign currency remeasurement and realized foreign currency transaction gains and losses.

Other Expense (Income), Net

In addition to foreign currency gains and losses described above, other expense (income), net, also includes other non-operating income and expense items.

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

We evaluate our leases at inception or at any subsequent modification and classify them as either finance or operating leases. For leases with terms greater than 12 months, we recognize a related asset ("right-of-use asset") and obligation ("lease liability") on the lease commencement date, calculated as the present value of lease payments over the lease term. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Certain leases include one or more options to renew or options to terminate, which are generally at our discretion. Any option or renewal periods that we determine are reasonably certain of being exercised are included in the lease term, and are used in calculating the right-of-use asset and lease liabilities. Many of our leases also include predetermined fixed escalation clauses. We recognize rental expense for operating leases that contain predetermined fixed escalation clauses on a straight-line basis over the expected term of the lease. Our lease agreements do not contain any residual value guarantees.

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

See Note 9, “Leases” for more information.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Summary of Significant Accounting Policies (continued)

Fair Value Measurements

Fair value is measured as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In developing its fair value estimates, we use the following hierarchy:

•Level 1 - Quoted prices in active markets for identical assets or liabilities.

•Level 2 - Observable market-based inputs or unobservable inputs that are corroborated by market data.

•Level 3 - Significant unobservable inputs that are not corroborated by market data. Generally, these fair value measures are model-based valuation techniques such as discounted cash flows using our own estimates and assumptions or those expected to be used by market participants.

We measure fair value for financial instruments, such as derivatives, on an ongoing basis.  We measure fair value for non-financial assets when a valuation is necessary, such as for impairment of long-lived and indefinite-lived assets when indicators of impairment exist.

See Note 17, “Fair Value Measurements” for more information.

Share-Based Compensation

Compensation expense for all share-based awards expected to vest is measured at fair value on the date of grant and recognized on a straight-line basis over the related service period, which is generally the vesting period of each award. Our shared-based awards primarily consist of performance stock units and restricted stock units, and are granted to employees and members of our Board of Directors which meet the definition of employees under the accounting guidance. The fair value of our share-based awards is determined based on our stock price on the date of grant.

See Note 14, “Stock-Based Compensation” for more information.

Derivative Financial Instruments

We recognize the value of derivative instruments as either assets or liabilities in the statement of financial position at fair value.  The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated as a hedge and qualifies as part of a hedging relationship.  The accounting also depends on the type of hedging relationship, whether a cash flow hedge, a fair value hedge, or hedge of a net investment in a foreign operation.

We use derivative financial instruments primarily to reduce our exposure to adverse fluctuations in foreign exchange rates, variable interest rates and bunker fuel prices. Upon entry into a derivative instrument, we formally designate and document the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction. Derivatives are recorded in the Consolidated Balance Sheets at fair value in prepaid expenses and other current assets, other non-current assets, accounts payable and accrued expenses or other non-current liabilities, depending on whether the amount is an asset or liability and is of a short-term or long-term nature.

We designate our derivative financial instruments as cash flow hedges. A cash flow hedge requires that the change in the fair value of a derivative instrument be recognized in other comprehensive income, a component of shareholders’ equity, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item. We also classify the cash flows from our cash flow hedges in the same category as the items being hedged on our Consolidated Statements of Cash Flows based on the fact that our cash flow hedges do not contain an other-than-insignificant financing element at inception.

In the event that hedge accounting is discontinued, any changes in fair value of the associated derivatives since the date of dedesignation are recognized in other income (expense), net. Cash flows subsequent to the date of dedesignation are classified within investing activities in our Consolidated Statements of Cash Flows.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Summary of Significant Accounting Policies (continued)

See Note 16, “Derivative Financial Instruments” for more information.

Share Repurchases

When stock is retired or purchased for constructive retirement, the purchase price is initially recorded as a reduction to the par value of the shares repurchased, with any excess purchase price over par value recorded as a reduction to additional paid-in capital and retained earnings.

Retirement and Other Employee Benefits

We sponsor a number of defined benefit pension plans and post-retirement plans.  The most significant of these plans cover employees in the United States, United Kingdom, Costa Rica and Guatemala. We recognize the funded status of our defined benefit pension and post-retirement plans in our Consolidated Balance Sheets, with changes in the funded status recognized primarily through accumulated other comprehensive income (loss) in the year in which the changes occur. Actuarially-determined liabilities related to pension and post-retirement benefits are recorded based on estimates and assumptions. Factors used in developing estimates of these liabilities include assumptions related to discount rates, rates of return on investments, benefit payment patterns and other factors, and are periodically updated. We provide disclosures about our plan assets, including investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets consistent with the fair value hierarchy framework.

See Note 13, “Retirement and Other Employee Benefits” for more information.

Redeemable Noncontrolling Interest

As part of the Mann Packing acquisition in 2018, we acquired a put option exercisable by the 25% shareholder of one of the acquired subsidiaries. The put option allows the noncontrolling shareholder to sell its 25% noncontrolling interest to us for a multiple of the subsidiary's adjusted earnings. The noncontrolling shareholder can exercise this put option on or after April 1, 2023. Following a five year window expiring on April 1, 2028, the put option value will be negotiated annually and the inputs are subject to change. As the put option is outside of our control, the estimated redemption value of the 25% noncontrolling interest is presented as a redeemable noncontrolling interest outside of permanent equity on our Consolidated Balance Sheets. At each reporting period, the redeemable noncontrolling interest is recognized at the higher of 1) the initial carrying amount adjusted for accumulated earnings and distributions or 2) the contractually-defined redemption value as of the balance sheet date.

New Accounting Pronouncements - Adopted

In April 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-04, Codification Improvements, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. This ASU provides amendments which affect the recognition and measurement of financial instruments, including derivatives and fair value hedges. We adopted this ASU on the first day of our 2020 fiscal year. The adoption of this ASU did not have a material impact on our consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20). This ASU amends Accounting Standards Codification (ASC) 715 to add additional disclosures, remove certain disclosures that are not considered cost beneficial and to clarify certain required disclosures. We adopted this ASU on the first day of our 2020 fiscal year. The adoption of this ASU did not have a material impact on our financial statement disclosures.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Measurement of Credit Losses on Financial Instruments,
and subsequent amendments to the guidance, ASU 2018-19 in November 2018 and ASU 2019-05 in May 2019 including codification improvements to Topic 326 in ASU 2019-04. The standard significantly changes how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard replaces the previous “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost, generally resulting in the earlier recognition of credit losses in the financial statements. The amendment affects loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. We adopted this standard on the first day of our 2020 fiscal year using a modified-retrospective approach, and recorded a $1.2 million cumulative-effect adjustment to the opening balance of retained earnings in connection with the adoption. As a result, the consolidated financial statements for fiscal year 2020 are presented under the new standard, while the comparative prior year period is not adjusted and continues to be reported in accordance with our previous accounting policy. The adoption of this standard did not have a material impact on our consolidated financial statements. See Note 6.  "Allowance for Credit Losses" for additional information.

New Accounting Pronouncements - Not Yet Adopted

In March 2020, FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and a subsequent amendment to the guidance, ASU 2021-01 in January 2021. The ASU provides optional guidance to companies to ease the potential burden associated with transitioning away from reference rates that are expected to be discontinued. The new guidance provides optional expedients and exceptions to apply generally accepted accounting principles to contract modifications and hedging relationships, subject to certain criteria, that reference LIBOR or another reference rate expected to be discontinued. Companies can adopt the ASU immediately, however the guidance will only be available through December 31, 2022. While we are continuing to evaluate the impact of the adoption of this ASU on our financial condition, results of operations and cash flows, we do not expect its impact will be material at this time.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The ASU introduces new guidance to evaluate whether a step-up in tax basis of goodwill relates to a business combination in which book goodwill was recognized or a separate transaction, and also provides a policy election to not allocate consolidated income taxes when a member of a consolidated tax return is not subject to income tax. The ASU also makes changes to the current guidance for making intraperiod allocations and determining when a deferred tax liability is recognized after an investor in a foreign entity transitions to or from the equity method of accounting, among other changes. This ASU will be effective for us beginning the first day of our 2021 fiscal year. We have evaluated the impact of the adoption of this ASU and concluded it has no impact on our financial condition, results of operations and cash flows.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Asset Impairment and Other Charges, Net

We incurred asset impairment and other charges, net totaling $0.4 million for 2020, $9.1 million for 2019 and $42.3 million for 2018. The following represents the detail of asset impairment and other charges, net for fiscal 2020 by reportable segment (U.S. dollars in millions):

	Long-lived and other asset impairment	Exit activity and other charges (credits)	Total
Banana segment:
California Air Resource Board settlement(1)	$—	$1.3	$1.3
Philippine asset impairment of low-yield areas	1.8	—	1.8
Impairment of property and equipment due to hurricanes(2)	4.8	—	4.8
Fresh and value-added products segment:
California Air Resource Board settlement(1)	—	0.7	0.7
Impairment of property and related equipment(3)	5.2	—	5.2
Insurance recovery related to product recall(4)	—	(15.0)	(15.0)
North America reorganization charges(5)	—	1.5	1.5
Other fresh and value-added products segment charges	—	0.1	0.1
Total asset impairment and other charges, net	$11.8	$(11.4)	$0.4

(1) $2.0 million charge for fiscal 2020 relating to a settlement with the California Air Resource Board. This charge relates to both our banana and fresh and value-added products segments. Refer to Note 15. "Commitments and Contingencies" for further information regarding this matter.
(2) $4.8 million charge for fiscal 2020 relating to asset impairments incurred in Central America. In the fourth quarter of 2020, hurricanes Eta and Iota impacted our farm operations in the country of Guatemala, which resulted in damages to property and equipment including to our banana plantations, levees, drainage equipment, and other related fixed assets.
(3) $5.2 million asset impairment charges for fiscal 2020 primarily relating to impairment of property and related equipment in North America, the Middle East, and Europe.
(4) $(15.0) million insurance recovery for fiscal 2020 relating to a voluntary recall of vegetable products in North America which was announced in the fourth quarter of 2019.
(5) $1.5 million charge for fiscal 2020 relating to severance expenses incurred in connection with the reorganization of our sales and marketing function in North America.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Asset Impairment and Other Charges, Net (continued)

The following represents the detail of asset impairment and other charges, net for the year ended December 27, 2019 by reportable segment (U.S. dollars in millions):

	Long-lived and other asset impairment	Exit activity and other charges (credits)	Total
Banana segment:
Philippine asset impairment of low-yield areas	$4.7	$—	$4.7
Philippine exit activities of certain low-yield areas	—	0.5	0.5
Fresh and value-added products segment:
Impairment of equity investment(1)	2.9	—	2.9
North America vegetable product recall	—	0.5	0.5
Other fresh and value-added products segment charges	0.5	—	0.5
Total asset impairment and other charges, net	$8.1	$1.0	$9.1

(1) $2.9 million impairment of equity investment for the year ended December 27, 2019 related to our 10% equity ownership interest in The Purple Carrot, which we sold within the same year.

The following represents the detail of asset impairment and other charges, net for the year ended December 28, 2018 by reportable segment (U.S. dollars in millions):

	Long-lived and other asset impairment	Exit activity and other charges (credits)	Total
Banana segment:
Philippine exit activities of certain low-yield areas	$30.0	$2.3	$32.3
Underutilized assets in Central America	1.8	—	1.8
Cost reduction initiatives in Central America	1.8	—	1.8
Fresh and value-added products segment:
Chile severance due to restructuring as a result of cost reduction initiatives	—	2.4	2.4
Underutilized assets in Central America	0.5	—	0.5
Acquisition costs(1)	—	4.1	4.1
Tomato production assets impairment	1.0	—	1.0
Other fresh and value-added segment credits	—	(1.6)	(1.6)
Total asset impairment and other charges, net	$35.1	$7.2	$42.3

(1)Acquisition costs primarily relate to our acquisition of Mann Packing Co., Inc. ("Mann Packing").

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following (U.S. dollars in millions):

	January 1, 2021	December 27, 2019
Land and land improvements	$704.8	$704.4
Buildings and leasehold improvements	666.9	610.5
Machinery and equipment	632.0	611.4
Maritime equipment (including containers)	170.6	115.8
Furniture, fixtures and office equipment	101.9	99.8
Automotive equipment	74.7	80.0
Construction-in-progress	77.5	200.4
	2,428.4	2,422.3
Less: accumulated depreciation and amortization	(1,008.1)	(1,019.1)
Property, plant and equipment, net	$1,420.3	$1,403.2

Depreciation expense on property, plant and equipment, including assets under finance leases, was $87.2 million for 2020, $89.6 million for 2019 and $92.2 million for 2018.

Shipping containers, machinery and equipment and automotive equipment under finance leases totaled $1.7 million at January 1, 2021 and $2.1 million at December 27, 2019. Accumulated amortization for assets under finance leases was $1.1 million at January 1, 2021 and $0.8 million at December 27, 2019.

The gain on disposal of property, plant and equipment, net was a gain of $22.2 million for 2020, a gain of $18.6 million for 2019 and gain of $7.1 million for 2018. The gain on disposal of property, plant and equipment, net in 2020 is primarily related to the sale of underutilized land in Chile, a facility in Dubai, and two facilities in North America. Partially offsetting these gains was a net loss on disposal of assets, mainly in Central America. The gain on disposal of property, plant and equipment, net in 2019 primarily related to the sale of surplus land in Florida and a refrigerated vessel. Partially offsetting these gains was the loss on disposal of low-yielding banana plants in Costa Rica in order to replant and improve productivity and other losses on disposal of surplus assets.

5. Goodwill and Other Intangible Assets

The following table reflects our indefinite-lived intangible assets, including goodwill and our definite-lived intangible assets along with related accumulated amortization by major category (U.S. dollars in millions):

	January 1, 2021	December 27, 2019
Goodwill	$424.0	$423.7
Indefinite-lived intangible assets:
Trademarks	31.7	31.7
Definite-lived intangible assets:
Definite-lived intangible assets	150.4	150.4
Accumulated amortization	(31.7)	(23.9)
Definite-lived intangible assets, net	118.7	126.5
Goodwill and other intangible assets, net	$574.4	$581.9

Indefinite-lived and definite-lived intangible assets are included in intangible assets, net, in the Consolidated Balance Sheets.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Goodwill and Other Intangible Assets (continued)

The following table reflects the changes in the carrying amount of goodwill by business segment (U.S. dollars in millions):

	Bananas	Fresh and Value-Added Products	Totals
Balance at December 28, 2018	$64.5	$358.9	$423.4

Foreign exchange and other	(0.1)	0.4	0.3
Balance at December 27, 2019	$64.4	$359.3	$423.7

Foreign exchange and other	0.1	0.2	0.3
Balance at January 1, 2021	$64.5	$359.5	$424.0

In the table above, goodwill is presented net of accumulated impairment losses of $88.1 million, relating strictly to the fresh and value-added products segment. There were no impairment charges recorded to goodwill during 2020, 2019, or 2018.

Results of Impairment Tests

We review goodwill for impairment on an annual basis or earlier if indicators of impairment arise. We performed our fourth quarter 2020 annual goodwill impairment test using a quantitative assessment for all reporting units, and specifically an income approach valuation methodology. The results of our impairment test resulted in the fair value of each reporting unit exceeding its respective carrying amount as of the assessment date.

We also evaluated both Del Monte® trade names and trademarks related to our prepared food reporting unit for impairment as of the first day of our fourth quarter of 2020 using the royalty savings method, an income approach valuation methodology. The royalty savings method estimated the fair value of the intangible assets by capitalizing the royalties saved. Both Del Monte® trade names and trademarks had fair values that exceeded their carrying amounts.

The fair value of the banana reporting unit's goodwill, prepared reporting unit's goodwill and the Del Monte® prepared food reporting unit’s trade names and trademarks are sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets. If the banana and the prepared food reporting unit do not perform to expected levels, the related goodwill and the Del Monte® trade names and trademarks associated with the prepared food reporting unit may be at risk for impairment in the future.

During 2019, also based on the annual impairment review of trade names and trademarks performed on the first day of our fourth quarter, we incurred an impairment charge of $0.3 million related to our Del Monte® perpetual, royalty-free brand name license for beverage products in the United Kingdom due to the underperformance of our prepared ambient juice business.

The following table highlights the sensitivities of the indefinite-lived intangibles as of January 1, 2021 (U.S. dollars in millions):

	Banana Reporting Unit Goodwill	Prepared Food Reporting Unit Goodwill	Prepared Food Reporting Unit Del Monte® Trade Names and Trademarks
Carrying value of indefinite-lived intangible assets	$64.5	$48.8	$30.8

Approximate percentage by which the fair value exceeds the carrying value based on the annual impairment test	7.0%	7.5%	6.9%

Amount that a one percentage point increase in the discount rate and a 5% decrease in cash flows would cause the carrying value to exceed the fair value and trigger an impairment	$64.5	$35.5	$2.2

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Goodwill and Other Intangible Assets (continued)

The estimated amortization expense related to definite-lived intangible assets for the five succeeding years is as follows (U.S. dollars in millions):

Year	Estimated Amortization Expense
2021	$7.8
2022	7.8
2023	6.9
2024	6.5
2025	6.4

6. Allowance for Credit Losses

We estimate expected credit losses on our trade receivables and financing receivables in accordance with Accounting Standards Codification ("ASC") 326 - Financial Instruments - Credit Losses. We adopted this accounting standard on the first day of our 2020 fiscal year, using a modified-retrospective approach. As a result, the consolidated financial statements for 2020 are presented under the new standard, while the comparative prior year period is not adjusted, and continues to be reported in accordance with our historical accounting policy.

Trade Receivables

Trade receivables as of January 1, 2021 were $359.0 million, net of an allowance of $28.5 million. Our allowance for trade receivables consists of two components: a $15.1 million allowance for credit losses and a $13.4 million allowance for customer claims, which are accounted for under the scope of ASC 606 - Revenue Recognition.

As a result of our robust credit monitoring practices, the industry in which we operate, and the nature of our customer base, the credit losses associated with our trade receivables have historically been insignificant in comparison to our annual net sales. We measure the allowance for credit losses on trade receivables based on the geographic region or country to which the receivables relate. Receivables that do not share similar risk characteristics are evaluated for collectibility on an individual basis.

Our historical credit loss experience provides the basis for our estimation of expected credit losses. We generally use a three-year average of annual loss rates as a starting point for our estimation, and make adjustments to the historical loss rates to account for differences in current conditions impacting the collectibility of our receivable pools. We generally monitor macroeconomic indicators to assess whether adjustments are necessary to reflect current conditions.

The table below presents a rollforward of our trade receivables allowance for credit losses for fiscal 2020.

Year ended
Trade Receivables	January 1, 2021
Allowance for Credit Losses
Balance, beginning of period(1)	$8.9
Provision for uncollectible amounts	3.9
Deductions to allowance related to write-offs	—
Recoveries of amounts previously written off	—
Reclassifications(2)	2.3
Balance, end of period	$15.1

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Allowance for Credit Losses (Continued)

(1) Beginning balance includes $1.0 million increase reflecting the impact of our adoption of ASC 326 on the first day of fiscal 2020. See Note 2. "Summary of Significant Accounting Policies" for additional information.

(2) $2.3 million reclassification from the long-term allowance for credit losses, presented in other non-current assets on our Consolidated Balance Sheets, to short-term during fiscal 2020. Amount remaining in the long-term allowance for credit losses related to customer receivables as of the year ended January 1, 2021 is not material to our Consolidated Financial Statements.

Financing Receivables

Financing receivables are included in other accounts receivable, net on our Consolidated Balance Sheet and are recognized at amortized cost less an allowance for estimated credit losses. Financing receivables include seasonal advances to growers and suppliers, which are usually short-term in nature, and other financing receivables.

A significant portion of the fresh produce we sell is acquired through supply contracts with independent growers. In order to ensure the consistent high quality of our products and packaging, we make advances to independent growers and suppliers. These growers and suppliers typically sell all of their production to us and make payments on their advances as a deduction to the agreed upon selling price of the fruit or packaging material. The majority of the advances to growers and suppliers are for terms less than one year and typically span a growing season. In certain cases, there may be longer term advances with terms of up to four years.

We measure the allowance for credits losses on advances to suppliers and growers on a collective (pool) basis when similar risk characteristics exist. We generally pool our advances based on the country which they relate to, and further disaggregate them based on their current or past-due status. We generally consider an advance to a grower to be past due when the advance is not fully paid within the respective growing season. The allowance for advances to growers and suppliers that do not share similar risk characteristics are determined on a case-by-case basis, depending on the expected production for the season and other contributing factors. The advances are typically collateralized by property liens and pledges of the respective season's produce. Occasionally, we agree to a payment plan with certain growers or take steps to recover the advance via established collateral. We may write-off uncollectible financing receivables after our collection efforts are exhausted. Historically, our credit losses associated with advances to suppliers and growers have not been significant.

Our historical credit loss experience provides the basis for our estimation of expected credit losses. We generally use a three-year average of annual loss rates as the starting point for our estimation, and make adjustments to the historical loss rate to account for differences in current or expected future conditions. We generally monitor macroeconomic indicators as well as other factors, including unfavorable weather conditions and crop diseases, which may impact the collectibility of the advances when assessing whether adjustments to the historical loss rate are necessary.

The following table details the advances to growers and suppliers based on their credit risk profile (U.S. dollars in millions):

	January 01, 2021		December 27, 2019
	Current	Past-Due	Current	Past-Due
Gross advances to growers and suppliers	$34.3	$4.0	$33.8	$8.3

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Allowance for Credit Losses (Continued)

The allowance for advances to growers and suppliers and the related financing receivables for the years ended January 1, 2021 and December 27, 2019 were as follows (U.S. dollars in millions):

	Year ended
	January 01, 2021	December 27, 2019
Allowance for advances to growers and suppliers:
Balance, beginning of period(1)	$2.3	$2.8
Provision for uncollectible amounts	—	—
Deductions to allowance related to write-offs	(0.2)	(0.7)
Balance, end of period	$2.1	$2.1

(1) Beginning balance includes $0.2 million increase reflecting the impact of our adoption of ASC 326 on the first day of fiscal 2020. See Note 2. "Summary of Significant Accounting Policies" for additional information.

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (U.S. dollars in millions):

	January 1, 2021	December 27, 2019
Trade payables	$266.5	$284.9
Accrued fruit purchases	45.7	51.1
Ship and port operating expenses	13.0	17.0
Warehouse and distribution costs	28.9	23.7
Payroll and employee benefits	74.9	70.9
Accrued promotions	25.6	21.2
Other accrued expenses	57.2	53.4
Accounts payable and accrued expenses	$511.8	$522.2

Other accrued expenses are primarily composed of accruals for purchases received but not invoiced and other accruals, none of which individually exceed 5% of current liabilities.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Income Taxes

The provision for income taxes consisted of the following (U.S. dollars in millions):

	Year ended
	January 1, 2021	December 27, 2019	December 28, 2018
Current:
U.S. federal income tax	$(10.6)	$2.1	$(0.4)
State	0.5	1.9	0.1
Non-U.S.	15.6	12.2	12.8
	5.5	16.2	12.5
Deferred:
U.S. federal income tax	2.8	3.0	2.1
State	3.3	1.1	1.3
Non-U.S.	(6.6)	1.1	0.2
	(0.5)	5.2	3.6
	$5.0	$21.4	$16.1

Income (loss) before income taxes consisted of the following (U.S. dollars in millions):

	Year ended
	January 1, 2021	December 27, 2019	December 28, 2018
U.S.	$1.0	$32.0	$11.9
Non-U.S.	50.3	58.7	(11.7)
	$51.3	$90.7	$0.2

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Income Taxes (continued)

The differences between the reported provision for income taxes and income taxes computed at the U.S. statutory federal income tax rate are explained in the following reconciliation (U.S. dollars in millions):

	Year ended
	January 1, 2021	December 27, 2019	December 28, 2018
Income tax provision (benefit) computed at the U.S. statutory federal rate	$10.8	$19.1	$—
Effect of tax rates on non-U.S. operations	(54.6)	(47.4)	(33.2)
Provision for uncertain tax positions	0.6	0.8	—
Non-deductible interest	2.5	1.9	2.3
Foreign exchange	(10.1)	(3.7)	(11.5)
Non-deductible intercompany charges	—	0.1	(0.1)
Non-deductible differences	1.6	1.8	0.6
Non-taxable income/loss	0.1	(2.5)	(1.5)
Non-deductible impairment charges	0.2	0.4	3.6
Adjustment to deferred balances	0.5	—	0.4
Other	3.1	2.4	2.2
Other taxes in lieu of income	3.8	2.9	2.4
Change in deferred rate	(10.1)	7.4	(1.3)
Benefit from net operating loss carryback provision (C.A.R.E.S. Act)	(4.6)	—	—
Increase (decrease) in valuation allowance (1)	61.2	38.2	52.2
Provision for income taxes	$5.0	$21.4	$16.1

_____________
(1) The increase in valuation allowance includes effects of foreign exchange and adjustments to deferred tax balances which were fully offset by valuation allowance.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Income Taxes (continued)

Deferred income tax assets and liabilities consisted of the following (U.S. dollars in millions):

	January 1,	December 27,
Deferred tax liabilities:	2021	2019
Allowances and other accrued liabilities	$(3.7)	$(1.5)
Inventories	(13.7)	(16.3)
Property, plant and equipment	(75.1)	(70.6)
Equity in earnings of unconsolidated companies	(0.1)	(0.1)
Pension obligations	(3.6)	(3.1)
Other noncurrent deferred tax liabilities	(16.4)	(12.3)
ROU Assets	(27.8)	(25.6)
Total noncurrent deferred tax liabilities	$(140.4)	$(129.5)

Deferred tax assets:
Allowances and other accrued assets	$11.6	$13.5
Inventories	6.2	5.5
Pension obligations	28.5	27.7
Property, plant and equipment	2.1	2.1
Post-retirement benefits other than pension	1.1	1.0
Net operating loss carryforwards	363.7	318.0
Capital loss carryover	1.8	1.5
Other noncurrent assets	44.0	28.5
Operating lease	28.7	25.8
Total noncurrent deferred tax assets	487.7	423.6
Valuation allowance	(370.7)	(323.3)

Total deferred tax assets, net	$117.0	$100.3

Net deferred tax liabilities	$(23.4)	$(29.2)

The valuation allowance increased by $47.4 million in 2020 and by $31.6 million in 2019.  The increase in 2020 and 2019 relates primarily to valuation allowance on additional net operating loss carryforwards offset by the effect of a change in judgment about our ability to realize deferred tax assets in future years, due to our current and foreseeable operations.

At January 1, 2021, undistributed earnings of our foreign subsidiaries amounted to $1,576.0 million. Those earnings are considered to be either indefinitely reinvested, or the earnings could be distributed tax free. Accordingly, no taxes have been provided thereon. To the extent the earnings are considered indefinitely reinvested, determination of the amount of unrecognized deferred tax liability is not practicable due to the complexities associated with its hypothetical calculation.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Income Taxes (continued)

At January 1, 2021, we had approximately $1,389.4 million of federal and foreign tax operating loss carryforwards expiring as follows (U.S. dollars in millions):

Expires:
2021	$21.7
2022	26.7
2023	16.5
2024	4.4
2025 and beyond	22.8
No expiration	1,297.3
$1,389.4

A reconciliation of the beginning and ending amount of uncertain tax positions excluding interest and penalties is as follows (U.S. dollars in millions):

	January 1, 2021	December 27, 2019	December 28, 2018
Beginning balance	$3.5	$2.9	$3.2
Gross decreases - tax position in prior period	(0.1)	—	—
Gross increases - current-period tax positions	0.2	0.7	0.1
Settlements	—	(0.1)	—
Lapse of statute of limitations	—	—	(0.3)
Foreign exchange	(0.1)	—	(0.1)
Ending balance	$3.5	$3.5	$2.9

We accrued $5.5 million in 2020 and $5.0 million in 2019, for uncertain tax positions, including interest and penalties that, if recognized would affect the effective income tax rate.

The tax years 2012-2020 remain subject to examination by taxing authorities throughout the world in major jurisdictions, such as Costa Rica, Luxembourg, Switzerland and the United States.

We classify interest and penalties on uncertain tax positions as a component of income tax expense in the Consolidated Statements of Operations.  Accrued interest and penalties related to uncertain tax positions are $1.9 million and $1.4 million for January 1, 2021 and December 27, 2019, respectively and are included in other noncurrent liabilities.

In connection with a current examination of the tax returns in two foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing aggregating approximately $145.5 million (including interest and penalties) for tax years 2012 through 2016. We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities as we believe that the proposed adjustments are without technical merit.

On September 10, 2020, we were notified that we lost our final appeal at the Administrative level in one of the foreign jurisdictions under audit for the years 2012-2015 and likewise on December 21, 2020 for the audit year 2016. For 2012-2015, we have filed a request for an injunction in the judicial courts which would defer payment, if any, until the end of the judicial process. We intend to follow the same procedure for 2016. Additionally, we also plan to file an administrative injunction with the Tax Administration.

In parallel with the administrative procedure, we filed an appeal in judicial court on April 30, 2020. We strongly believe we will prevail at the judicial level. If not, we will appeal to the Supreme Court. We will continue to vigorously contest the adjustments and expect to exhaust all administrative and judicial remedies necessary in both jurisdictions to resolve the matters, which could be a lengthy process.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Income Taxes (continued)

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

9. Leases

As of the first day of our 2019 fiscal year beginning December 29, 2018, we adopted ASU No. 2016-02, “Leases (Topic 842),” which requires leases with durations greater than twelve months to be recognized on the balance sheet using the modified-retrospective approach. We elected the package of transition provisions available for expired or existing contracts, which allowed us to carryforward our historical assessments of (1) whether contracts are, or contain leases, (2) lease classification and (3) initial direct costs.

We lease property and equipment under operating and finance leases. We evaluate our leases at inception or at any subsequent modification and classify them as either finance or operating leases. For leases with terms greater than 12 months, we recognize a related right-of-use asset and lease liability on the lease commencement date, calculated as the present value of lease payments over the lease term. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.

Certain leases include one or more options to renew or options to terminate, which are generally at our discretion. Any option or renewal periods that we determine are reasonably certain of being exercised are included in the lease term, and are used in calculating the right-of-use asset and lease liability. Many of our leases also include predetermined fixed escalation clauses. We recognize rental expense for operating leases on a straight-line basis over the expected term of the lease. Our lease agreements do not contain any residual value guarantees. We do not separate lease and non-lease components of contracts.

When available, we use the rate implicit in the lease to discount lease payments to present value; however, most of our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement.

Our operating lease arrangements include leases of agricultural land and certain property, plant, and equipment, including office facilities and refrigerated containers. We also enter into ship charter agreements for the transport of our fresh produce to markets worldwide. The remaining terms for ship charter agreements range between four to six months.

In Panama, we are developing a banana operation on leased land, of which the remaining portion is pending delivery. Future lease payments will be $0.5 million annually for 40 years.

During the fourth quarter of 2020, we entered into a transaction to sell a Middle East production facility and related assets for a total purchase price of $15.4 million. This transaction resulted in a gain on sale of property, plant, and equipment, net of $5.6 million which is reflected in our consolidated statement of operations for fiscal 2020. Contemporaneously with the closing of the sale, we entered into an operating lease agreement in which we leased back approximately 40% of the facility for a term of six years. The lease agreement also includes options to renew for additional six-year terms at our discretion.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Leases (continued)

Lease Position

The following table presents the lease-related assets and liabilities recorded on our Consolidated Balance Sheets as of January 1, 2021 and December 27, 2019 (U.S. dollars in millions):

Classification on the Balance Sheet		January 1, 2021	December 27, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$170.5	$162.1
Finance lease assets	Property, plant and equipment, net	0.6	1.3
Total lease assets		$171.1	$163.4

Liabilities
Current
Operating	Current maturities of operating leases	$28.8	$32.5
Finance	Current maturities of debt and finance leases	0.2	0.3
Noncurrent
Operating	Operating leases, less current maturities	114.4	102.7
Finance	Long-term debt and finance leases, less current maturities	0.1	0.2
Total lease liabilities		$143.5	$135.7

Weighted-average remaining lease term:
Operating leases		6.8 years	8.4 years
Finance leases		2.1 years	1.9 years
Weighted-average discount rate:
Operating leases(1)		6.03%	8.31%
Finance leases		3.84%	4.44%

(1) Upon adoption of the new lease standard, discount rates used for existing leases were established at December 29, 2018.

Lease Costs

The following table presents certain information related to the lease costs for finance and operating leases for the years ended January 1, 2021 and December 27, 2019 (U.S. dollars in millions):

	January 1, 2021	December 27, 2019
Finance lease cost
Amortization of lease assets	$—	$0.1
Operating lease cost	69.4	92.5
Short-term lease cost	10.2	7.5
Variable lease cost	7.4	6.1
Total lease cost	$87.0	$106.2

Total expense for all operating leases and ship charter agreements, including leases with initial terms of less than one year, amounted to $79.6 million for 2020, $100.0 million for 2019 and $84.3 million for 2018.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Leases (continued)

Other Information

The following table presents supplemental cash flow information related to the leases for fiscal 2020 (U.S. dollars in millions):

	January 1, 2021	December 27, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$56.3	$82.1
Financing cash flows for finance leases	0.3	0.5
Right-of-use assets obtained in exchange for new operating lease liabilities	50.7	40.0

Undiscounted Cash Flows

The following table reconciles the undiscounted cash flows for each of the first five years and total remaining years to the finance lease liabilities and operating lease liabilities recorded on the balance sheet as of January 1, 2021 (U.S. dollars in millions):

	Operating Leases	Finance Leases
2021	$36.7	$0.2
2022	29.1	0.1
2023	26.4	—
2024	22.8	—
2025	18.6	—
Thereafter	71.4	—
Total lease payments	205.0	0.3
Less: imputed interest	61.8	—
Total lease liabilities	$143.2	$0.3
10. Debt

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
10. Debt (continued)

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

Debt issuance costs of $1.8 million are included in other noncurrent assets on our Consolidated Balance Sheets as of the year ended January 1, 2021.

We have a renewable 364-day, $25 million commercial and stand-by letter of credit facility with Rabobank Nederland.

The following is a summary of the material terms of the Revolving Credit Facility and other working capital facilities at January 1, 2021 (U.S. dollars in millions):

	Term	Maturity Date	Interest Rate	Borrowing Limit	Available Borrowings at January 1, 2021
Bank of America credit facility	5.0 years	October 1, 2024	1.59%	$1,100.0	$558.3
Rabobank letter of credit facility	364 days	June 16, 2021	Varies	25.0	14.7
Other working capital facilities	Varies	Varies	Varies	20.2	9.8
				$1,145.2	$582.8

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
The Second A&R Credit Agreement requires us to comply with financial and other covenants, including limitations on capital expenditures, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales and mergers. As of January 1, 2021, we were in compliance with all of the covenants contained in the Second A&R Credit Agreement. The Revolving Credit Facility is unsecured and is guaranteed by certain of our subsidiaries. The Revolving Credit Facility permits borrowings under the revolving commitment with an interest rate determined based on our leverage ratio and spread over LIBOR. In addition, we pay a fee on unused commitments.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. Debt (continued)

As of January 1, 2021, we applied $10.3 million to letters of credit under the Rabobank Nederland and Bank of America revolving credit facilities, in respect of certain contingent obligations and other governmental agency guarantees, combined with guarantees for purchases of raw materials and equipment and other trade related letters of credit. We also had $18.4 million in other letter of credit and bank guarantees not included in the Rabobank letter of credit or Bank of America revolving credit facilities.

During 2018 we entered into interest rate swaps in order to hedge the risk of the fluctuation on future interest payments related to our variable rate LIBOR-based borrowings from our Revolving Credit Facility. Refer to Note 16, “Derivatives”.

Maturities of long-term debt obligations during the next five years are as follows (U.S. dollars in millions):

Fiscal Years	Long-Term Debt
2021	$10.8
2022	15.2
2023	17.1
2024	565.1
2025	—
608.2
Less: Amounts representing interest(1)	(66.5)
541.7
Less: Current portion	$—

Totals, net of current portion of long-term debt and finance lease obligations	$541.7

(1) We utilize a variable interest rate on our long-term debt, and for presentation purposes we have used an assumed average rate of 2.2%.

Cash payments of interest on long-term debt, net of amounts capitalized, were $20.6 million for 2020, $23.2 million for 2019 and $19.3 million for 2018. Capitalized interest expense was $2.3 million for 2020 and $5.3 million for 2019 and $1 million for 2018.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Earnings (Loss) Per Ordinary Share

Basic net income per share is computed using the weighted average number of common shares outstanding for the period. Basic and diluted net income (loss) per ordinary share is calculated as follows (U.S. dollars in millions, except share and per share data):

	Year ended
	January 1, 2021	December 27, 2019	December 28, 2018
Numerator:
Net income (loss) attributable to Fresh Del Monte Produce Inc.	$49.2	$66.5	$(21.9)

Denominator:
Weighted average number of ordinary shares - Basic	47,569,794	48,291,345	48,625,175
Effect of dilutive securities - share-based awards	90,806	102,768	—
Weighted average number of ordinary shares - Diluted	47,660,600	48,394,113	48,625,175

Antidilutive awards(1)	55,153	124,448	851,645

Net income (loss) per ordinary share attributable to Fresh Del Monte Produce Inc.:
Basic	$1.03	$1.38	$(0.45)
Diluted	$1.03	$1.37	$(0.45)
(1) Awards of certain unvested shares and options are not included in the calculation of diluted weighted average shares outstanding because their effect would have been anti-dilutive.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12.  Accumulated Other Comprehensive Loss

The following table includes the changes in accumulated other comprehensive loss by component for the years ended January 1, 2021 and December 27, 2019 (U.S. dollars in millions):

	Changes in Accumulated Other Comprehensive Loss by Component (1)
	Changes in Fair Value of Cash Flow Hedges		Foreign Currency Translation Adjustment		Retirement Benefit Adjustment	Total
Balance at December 28, 2018	$(5.8)		$(14.9)		$(20.9)	$(41.6)
Other comprehensive (loss) income before reclassifications	(12.5)	(3)	(0.9)	(2)	(3.7)	(17.1)
Amounts reclassified from accumulated other comprehensive loss	(7.2)		—		0.5	(6.7)
Net current period other comprehensive (loss) income	(19.7)		(0.9)		(3.2)	(23.8)
Balance at December 27, 2019	$(25.5)		$(15.8)		$(24.1)	$(65.4)
Other comprehensive (loss) income before reclassifications	(41.4)	(3)	12.5	(2)	(1.4)	(30.3)
Amounts reclassified from accumulated other comprehensive loss	17.3	(4)	—		1.4	18.7
Net current period other comprehensive (loss) income	(24.1)		12.5		—	(11.6)
Balance at January 1, 2021	$(49.6)		$(3.3)		$(24.1)	$(77.0)

(1) All amounts are net of tax and noncontrolling interests.
(2) Includes a gain of $6.0 million for fiscal 2020 and a loss of $1.2 million for the year ended December 27, 2019 related to intra-entity foreign currency transactions that are of a long-term-investment nature.
(3) Includes a tax effect of $2.7 million and $2.9 million for the for the years ended January 1, 2021 and December 27, 2019, respectively. Additionally, includes the bunker fuel swap contracts entered into in the first quarter of 2020. Refer to Note 16, "Derivative Financial Instruments", for further information on our derivatives.
(4) Includes amounts reclassified for both designated and dedesignated cash flow hedges. Refer to the following table for the amounts of each.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12.  Accumulated Other Comprehensive Loss (continued)

The following table includes details about amounts reclassified from accumulated other comprehensive loss by component for the years ended January 1, 2021 and December 27, 2019 (U.S. dollars in millions):

	January 1, 2021	December 27, 2019
Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss	Amount reclassified from accumulated other comprehensive loss	Affected line item in the statement where net income is presented
Changes in fair value of cash flow hedges:
Designated as hedging instruments:
Foreign currency cash flow hedges	$7.0	$(8.1)	Net sales
Foreign currency cash flow hedges	0.3	(1.5)	Cost of products sold
Bunker fuel swaps	0.6	—	Cost of products sold
Interest rate swaps	9.0	2.4	Interest expense
Bunker fuel swaps no longer designated as hedging instruments	0.2	—	Cost of products sold
Bunker fuel swaps no longer designated as hedging instruments	0.2	—	Other expense (income), net
Total	$17.3	$(7.2)

Amortization of retirement benefits:
Actuarial losses	1.4	0.5	Other expense (income), net
Total	$1.4	$0.5

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

U.S. Defined Benefit Pension Plan

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Retirement and Other Employee Benefits (continued)

The following table sets forth a reconciliation of benefit obligations, plan assets and funded status for our defined benefit pension plans and post-retirement plans as of January 1, 2021 and December 27, 2019, which are also their measurement dates (U.S. dollars in millions):

	Pension plans(1)				Post-retirement plans
	January 1, 2021		December 27, 2019		January 1, 2021	December 27, 2019
	U.S.	U.K.	U.S.	U.K.	Central America	Central America
Change in Benefit Obligation:
Beginning benefit obligation	$16.0	$58.9	$15.2	$58.4	$71.1	$61.2
Service cost	—	—	—	—	6.3	5.4
Interest cost	0.5	1.1	0.6	1.4	4.2	4.7
Actuarial loss (gain)	1.2	8.6	1.5	3.6	(4.7)	6.6
Benefits paid	(1.3)	(1.8)	(1.3)	(1.9)	(6.9)	(8.1)
Exchange rate changes(2)	—	2.1	—	1.8	(2.0)	1.3
Settlement gain	—	—	—	(4.4)	—	—
Plan amendment	—	0.1	—	—	—	—
Ending benefit obligation	16.4	69.0	16.0	58.9	68.0	71.1

Change in Plan Assets:
Beginning fair value	13.0	58.0	11.9	52.3	—	—
Actual return on plan assets	1.4	7.0	2.2	8.4	—	—
Company contributions	0.6	1.8	0.2	1.8	6.9	8.1
Effect of settlements	—	—	—	(4.4)	—	—
Benefits paid	(1.3)	(1.8)	(1.3)	(1.9)	(6.9)	(8.1)
Exchange rate changes(2)	—	2.1	—	1.8	—	—
Ending fair value	13.7	67.1	13.0	58.0	—	—

Amounts recognized in the Consolidated Balance Sheets:
Accounts payable and accrued expenses (current liability)	—	—	—	—	8.3	8.2
Retirement benefits liability (noncurrent liability)	2.7	1.8	3.0	0.9	59.7	62.9
Net amount recognized in the
Consolidated Balance Sheets	$2.7	$1.8	$3.0	$0.9	$68.0	$71.1

Amounts recognized in Accumulated other comprehensive loss:(3)
Net actuarial loss	(9.6)	(7.4)	(9.3)	(4.6)	(7.5)	(13.1)
Net amount recognized in accumulated other comprehensive loss	$(9.6)	$(7.4)	$(9.3)	$(4.6)	$(7.5)	$(13.1)
(1)The accumulated benefit obligation is the same as the projected benefit obligation.
(2)The exchange rate difference included in the reconciliation of the change in benefit obligation and the change in plan assets above results from currency fluctuations of the U.S. dollar relative to the British pound for the U.K. plan and the U.S. dollar versus Central American currencies such as the Costa Rican colon and Guatemalan quetzal for the Central American plans as of January 1, 2021 and December 27, 2019, when compared to the previous year.
(3)We had accumulated other comprehensive income of $5.2 million as of January 1, 2021 and $5.9 million as of December 27, 2019 related to the tax effect of unamortized pension gains.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Retirement and Other Employee Benefits (continued)

Actuarial losses (gains) for fiscal 2020 associated with our U.S., U.K. and Central America plans were primarily due to movements in the respective discount rates for each plan as a result of changes in underlying market conditions.

The following table provides a rollforward of the accumulated other comprehensive (loss) income ("AOCI") balances (U.S. dollars in millions):

	Pension plans				Post-retirement plans
	Year ended				Year ended
	January 1, 2021		December 27, 2019		January 1, 2021	December 27, 2019
Reconciliation of AOCI	U.S.	U.K.	U.S.	U.K.	Central America	Central America
AOCI (loss) at beginning of plan year	$(9.3)	$(4.6)	$(9.4)	$(7.7)	$(13.1)	$(6.4)
Amortization of net losses recognized during the year	0.5	0.1	0.4	0.1	0.7	0.1
Net (losses) gains occurring during the year	(0.8)	(2.9)	(0.3)	3.0	4.7	(6.6)
Currency exchange rate changes	—	—	—	—	0.2	(0.2)
AOCI (loss) at end of plan year	$(9.6)	$(7.4)	$(9.3)	$(4.6)	$(7.5)	$(13.1)

The following table sets forth the net periodic pension cost of our defined benefit pension and post-retirement benefit plans (U.S. dollars in millions):

	Pension plans						Post-retirement plans
	Year ended						Year ended
	January 1, 2021		December 27, 2019		December 28, 2018		January 1, 2021	December 27, 2019	December 28, 2018
	U.S.	U.K.	U.S.	U.K.	U.S.	U.K.	Central America	Central America	Central America
Service cost	$—	$—	$—	$—	$—	$—	$6.3	$5.4	$5.9
Interest cost	0.5	1.1	0.6	1.4	0.5	1.5	4.2	4.7	4.0
Expected return on assets	(1.0)	(1.5)	(1.0)	(2.0)	(1.0)	(2.5)	—	—	—
Net amortization	0.5	0.1	0.4	0.1	0.4	(0.4)	0.7	0.1	0.8
Settlement loss	—	—	—	0.4	—	—	—	—	—
Net periodic cost (income)	$—	$(0.3)	$—	$(0.1)	$(0.1)	$(1.4)	$11.2	$10.2	$10.7

The expected return on assets is calculated using the fair value of plan assets for both the U.S. and U.K. plans.

Service costs are presented in the same line item in the Consolidated Statements of Operations as other compensation costs arising from services rendered by the employees during the period. With the exception of service cost, the other components of net periodic benefit costs (which include interest costs, expected return on assets, amortization of net actuarial losses) are recorded in the Consolidated Statements of Operations in other expense (income), net.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Retirement and Other Employee Benefits (continued)

Actuarial Assumptions

The assumptions used in the calculation of the benefit obligations of our U.S. and U.K. defined benefit pension plans and Central American plans consisted of the following:

	January 1, 2021			December 27, 2019			December 28, 2018
	Pension plans		Post- retirement plans	Pension plans		Post- retirement plans	Pension plans		Post- retirement plans
	U.S.	U.K.	Central America	U.S.	U.K.	Central America	U.S.	U.K.	Central America
Weighted average discount rate	2.15%	1.40%	7.98%	3.00%	2.00%	6.27%	4.10%	2.80%	8.06%
Rate of increase in compensation levels	—	—	4.74%	—	—	4.71%	—	—	4.75%

The assumptions used in the calculation of the net periodic pension costs for our U.S. and U.K. defined benefit pension plans and Central American plans consisted of the following:

	January 1, 2021			December 27, 2019			December 28, 2018
	Pension plans		Post- retirement plans	Pension plans		Post- retirement plans	Pension plans		Post- retirement plans
	U.S.	U.K.	Central America	U.S.	U.K.	Central America	U.S.	U.K.	Central America
Weighted average discount rate	3.00%	2.00%	6.27%	4.10%	2.80%	8.12%	3.45%	2.45%	6.51%
Rate of increase in compensation levels	—	—	4.74%	—	—	4.71%	—	—	4.75%
Expected long-term rate of return on assets	7.50%	2.58%	—	7.50%	4.22%	—	7.50%	4.22%	—

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Retirement and Other Employee Benefits (continued)

Cash Flows

	Pension plans		Post-retirement plans
	U.S.	U.K.	Central America
Expected benefit payments for:
2021	$1.2	$1.9	$8.3
2022	1.2	2.0	6.4
2023	1.1	2.1	6.4
2024	1.1	2.4	7.3
2025	1.1	2.3	7.1
Next 5 years	4.7	13.2	29.3
Expected benefit payments over the next 10 years	$10.4	$23.9	$64.8

For 2021, expected contributions are $0.3 million for the U.S. pension plans and $1.8 million for the U.K. pensions plans. Contributions for the U.S. and U.K. pension plans are actuarially determined based on funding regulations.

U.S. Defined Benefit Pension Plan

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

The fair values of our U.S. plan assets by asset category are as follows as of the year ended January 1, 2021:

		Fair Value Measurements at January 1, 2021 (U.S. dollars in millions)
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Mutual Funds:
Fixed income securities	$5.2	$5.2	$—	$—
Value securities	2.8	2.8	—	—
Growth securities	5.7	5.7	—	—
Total	$13.7	$13.7	$—	$—

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Retirement and Other Employee Benefits (continued)

The fair values of our U.S. plan assets by asset category are as follows as of the year ended December 27, 2019:

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Retirement and Other Employee Benefits (continued)

United Kingdom Defined Benefit Pension Plan

Plan Assets

The fair values of our U.K. plan assets by asset category are as follows as of the years ended January 1, 2021 and December 27, 2020:

		Fair Value Measurements at January 1, 2021 (U.S. dollars in millions)
Asset Category	Total Fair Value at January 1, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$0.4	$0.4	$—	$—
Equity securities:
Diversified growth funds	18.1	—	18.1	—
Other international companies	10.0	—	10.0	—
Fixed income securities:
United Kingdom government bonds	14.0	—	14.0	—
Liability-driven investments	24.6	—	24.6	—
Total	$67.1	$0.4	$66.7	$—

		Fair Value Measurements at December 27, 2019 (U.S. dollars in millions)
Asset Category	Total Fair Value at December 27, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$0.5	$0.5	$—	$—
Equity securities:
Diversified growth funds	16.7	—	16.7	—
Other international companies	9.2	—	9.2	—
Fixed income securities:
United Kingdom government bonds	13.0	—	13.0	—
Liability-driven investments	18.6	—	18.6	—
Total	$58.0	$0.5	$57.5	$—

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

Units of the pooled investment accounts are not traded on an exchange or in an active market; however, valuation is based on the underlying investments of the units and are classified as Level 2 inputs within the fair value hierarchy.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Retirement and Other Employee Benefits (continued)

Fixed income securities –This category includes pooled investments in multi-asset credit and liability-driven investments. These investments are valued at the closing price reported on the active market on which the individual securities are traded. Units of the pooled investment accounts are not traded on an exchange or in an active market; however, valuation is based on the underlying investments of the units and are classified as Level 2 inputs within the fair value hierarchy.

The expected long-term rate of return assumption for U.K. plan assets is adjusted based on asset allocation and is determined by reference to U.K. long dated government bond yields.

According to the plan’s investment policy, approximately 27% of the U.K. plan’s assets are invested in diversified growth funds, and 15% in global equities. Approximately 36% are invested in liability-driven investments and 21% of the U.K. plan’s assets are invested in U.K. government bonds.

Fund managers have no discretion to make asset allocation decisions with the exception of the diversified growth fund. The trustees try to rebalance any discrepancies through selective allocations of future contributions. Performance benchmarks for each asset class are based on various indices. Investment performance is reviewed quarterly.

Plan Settlement

During 2019, the U.K. Plan undertook an Enhanced Transfer Value ("ETV") exercise where it paid $4.2 million (including $3.8 million of transfer values and $0.4 million of enhancements) to members electing to transfer out of the plan. We recorded $4.2 million in reduction to our projected benefit obligations, with a corresponding decrease in accumulated other comprehensive income. The UK Plan recognized $0.4 million in net periodic pension costs related to the ETV in the year ended December 27, 2019.

Plan Amendment

During 2018, The English High Court ruling in Lloyds Banking Group Pension Trustees Limited v. Lloyds Bank plc and others, held that UK pension schemes with Guaranteed Minimum Pensions (“GMP”) accrued from May 17, 1990, must equalize for different effects on GMP between male and female plan participants. Accordingly, the GMP equalization was treated as a plan amendment and included in our actuarial valuation. The GMP equalization impact for the UK pension plan was an increase of approximately $1.4 million to our projected benefit obligations, with a corresponding increase in accumulated other comprehensive income.  The amount recognized under accumulated other comprehensive income will be amortized as prior service cost over the average life expectancy of the plan’s participants.

Other Employee Benefits

We also sponsor a defined contribution plan established pursuant to Section 401(k) of the Internal Revenue Code. Subject to certain dollar limits, employees may contribute a percentage of their salaries to the plan, and we will match a portion of each employee’s contribution. This plan is in effect for U.S.-based employees only. The expense pertaining to this plan was $1.4 million for 2020, $1.3 million for 2019 and $1.1 million for 2018.

On August 31, 1997, one of our subsidiaries ceased accruing benefits under its salary continuation plan covering certain of our Central American management personnel. At January 1, 2021 we had $3.3 million accrued for this plan, including $0.4 million in accumulated other comprehensive income (loss) related to unamortized pension gains. At December 27, 2019 we had $3.7 million accrued for this plan, including $0.5 million in accumulated other comprehensive loss related to unamortized pension gains. There were no net periodic pension costs for fiscal 2020 or for the year ended December 27, 2019 and $0.1 million for the year ended December 28, 2018. Expected benefit payments under the plan for 2021 through 2025 total $2.6 million. For 2026 through 2030 the expected benefit payments under the plan total $0.8 million.

We sponsor a service gratuity plan covering certain of our Kenyan personnel. At January 1, 2021 we had $8.2 million accrued for this plan, including a $2.1 million in accumulated other comprehensive loss related to unamortized pension losses. At December 27, 2019 we had $8.6 million accrued for this plan, including a $2.6 million in accumulated other comprehensive loss related to unamortized pension losses. Net periodic pension costs were $1.5 million for fiscal 2020, $1.3 million for the year ended December 27, 2019 and $1.2 million for the year ended December 28, 2018.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Retirement and Other Employee Benefits (continued)

Expected benefit payments under the plan from 2021 through 2025 total $4.5 million. Benefit payments under the plan from 2026 through 2030 are expected to total $4.6 million.

We provide retirement benefits to certain employees who are not U.S.-based. Generally, benefits under these programs are based on an employee’s length of service and level of compensation. Included in retirement benefits on our consolidated balance sheets is $22.2 million at January 1, 2021 and $18.0 million at December 27, 2019 related to these programs.

The unamortized pension losses related to other non-U.S.-based plans included in accumulated other comprehensive loss, a component of shareholders’ equity was $2.5 million for the year ending January 1, 2021 and $1.3 million for the year ending December 27, 2019. We also offer certain post-employment benefits to former executives and have $2.3 million at January 1, 2021 and $2.3 million at December 27, 2019 in retirement benefits on our consolidated balance sheets related to these benefits.

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

Share-based compensation expense included in selling, general and administrative expenses related to stock options, restricted stock awards ("RSAs"), restricted stock units ("RSUs") and performance stock units ("PSUs") is included in the accompanying Consolidated Statements of Operations as follows (U.S. dollars in millions):

	Year ended
Types of Awards	January 1, 2021	December 27, 2019	December 28, 2018
Stock options	$—	$—	$0.1
RSUs/PSUs	7.2	7.4	10.3
RSAs	0.3	1.0	1.1
Total	$7.5	$8.4	$11.5

There were no proceeds received from the exercise of stock options for 2020, $1.1 million for 2019 and $0.8 million for 2018.

Restricted Stock Awards (RSA)

A share of “restricted stock” is one of our ordinary shares that has restrictions on transferability until certain vesting conditions are met.

For RSAs under the 2014 Plan and Prior Plans, 50% of each award of our restricted stock vested on the date it was granted. The remaining 50% of each award vests upon the 6 months anniversary of the date on which the recipient ceases to serve as a member of our Board of Directors. Restricted stock awards allow directors to retain all of their awards once they cease to serve as a member of our Board of Directors and is considered a nonsubstantive service condition in accordance with the accounting guidance. Accordingly, we recognize compensation cost immediately for restricted stock awards granted to non-management members of the Board of Directors. Subsequent to fiscal 2020, members of our Board of Directors will no longer receive RSAs and will instead receive RSUs.

The following table lists the RSAs for the years ended January 1, 2021, December 27, 2019, and December 28, 2018:

Date of Award	Shares of Restricted Stock Awarded	Price Per Share
Awards for the year ended 2020:
April 10, 2020	235	$32.00
January 2, 2020	7,374	34.42
Awards for the year ended 2019:
May 1, 2019	2,830	29.44
January 2, 2019	30,891	28.32
Awards for the year ended 2018:
August 2, 2018	1,687	49.38
January 2, 2018	21,304	46.93

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. Share-Based Compensation (continued)

Restricted Stock Units (RSU)/Performance Stock Units (PSU)

Each RSU/PSU represents a contingent right to receive one of our ordinary shares. The PSUs are subject to meeting minimum performance criteria set by our Compensation Committee of our Board of Directors. The actual number of shares the recipient receives is determined based on the results achieved versus performance goals. Those performance goals are based on exceeding a measure of our earnings. Depending on the results achieved, the actual number of shares that an award recipient receives at the end of the period may range from 0% to 100% of the award units granted. Provided such criteria are met, the PSU will vest in three equal annual installments on each of the next three anniversary dates provided that the recipient remains employed with us. For PSUs, each anniversary date vesting tranche is considered to have its own grant-date and requisite service period. RSUs vest 20% on the award date and 20% on each of the next four anniversaries. For RSUs, there is only one grant date and requisite service period over the four year vesting period, therefore there is only one vesting tranche. We recognize expense related to RSUs and PSUs based on the fair value of the awards, as determined on the grant date, ratably over each vesting tranche, provided the performance condition, if any, is probable.

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

The following table lists the various RSUs/PSUs awarded under the 2014 Plan and Prior Plans for the years ended January 1, 2021, December 27, 2019, and December 28, 2018:

Date of Award	Type of Award	Units Awarded	Price Per Share
Awards for the year ended 2020:
December 1, 2020	RSU	10,000	$25.16
April 28, 2020	RSU	21,348	35.13
March 30, 2020	RSU	2,500	29.61
March 23, 2020	RSU	2,500	33.53
March 2, 2020	PSU	86,954	28.74
March 2, 2020	RSU	161,093	28.74
Awards for the year ended 2019:
July 31, 2019	PSU	4,250	30.33
March 25, 2019	RSU	5,000	26.55
February 20, 2019	PSU	85,000	27.71
February 20, 2019	RSU	133,750	27.71
Awards for the year ended 2018:
June 25, 2018	RSU	2,000	44.78
February 21, 2018	RSU	125,000	46.35
February 21, 2018	PSU	85,000	46.35

RSUs/PSUs are eligible to earn Dividends Equivalent Units ("DEUs") equal to the cash dividend paid to ordinary shareholders. DEUs are subject to the same performance and/or service conditions as the underlying RSUs/PSUs and are forfeitable.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. Share-Based Compensation (continued)

The following table summarizes RSUs/PSUs activity for the years ended January 1, 2021, December 27, 2019, December 28, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
RSUs/PSUs outstanding at December 29, 2017	761,152	$41.13
Granted	138,531	46.10
Vested	(279,440)	41.31
Canceled	(17,948)	50.40

RSUs/PSUs outstanding at December 28, 2018	602,295	42.39
Granted	230,037	27.83
Vested	(384,717)	37.65
Canceled	(33,008)	42.93

RSUs/PSUs outstanding at December 27, 2019	414,607	38.09
Granted	290,253	29.22
Vested	(167,888)	40.54
Canceled	(51,399)	32.70

RSUs/PSUs outstanding at January 1, 2021	485,573	$32.55

Vested at December 28, 2018	249,767	$31.28

Vested at December 27, 2019	52,903	$32.65

Vested at January 1, 2021	87,809	$37.33

As of January 1, 2021, the total remaining unrecognized compensation cost related to non-vested RSUs/PSUs is $7.1 million, which will be amortized over the weighted-average remaining requisite service period of 1.9 years.

15. Commitments and Contingencies

Commitments

We have agreements to purchase the entire or partial production of certain products of our independent growers primarily in Guatemala, Costa Rica, Philippines, Ecuador, Chile, and Colombia that meet our quality standards. Total purchases under these agreements amounted to $744.9 million for 2020, $691.8 million for 2019 and $763.9 million for 2018.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
15. Commitments and Contingencies (continued)

In addition, during 2017 and 2018, we entered into a definitive agreement for the building of six new refrigerated container ships. We received four of the ships during, and one ship subsequent to, fiscal 2020. We expect the final ship to be delivered during our 2021 fiscal year. The agreement requires a remaining payment of approximately $41.3 million in 2021.

Refer to Note 9. "Leases", for further a discussion on lease commitments.

Voluntary Product Recall

During the fourth quarter of 2019, our Mann Packing business voluntarily recalled a series of vegetable products sold to select customers in the United States and Canada primarily in our fresh and value-added products segment. The voluntary recall had a negative effect on net sales, primarily of fresh-cut vegetables, and also resulted in approximately $6.0 million of customer claims and customer-related charges and $4.4 million in inventory write-offs during the fourth quarter of 2019. During fiscal 2020, we recognized a $15.0 million insurance recovery associated with the voluntary product recall, presented in asset impairments and other charges (credits), net in our Consolidated Statement of Operations.

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

The estimates associated with the clean-up costs are between $13.0 million and $28.7 million. The estimate on which our accrual is based, totals $13.0 million. As of January 1, 2021, $12.7 million was included in other noncurrent liabilities and $0.3 million was included in accounts payable and accrued expenses in the Consolidated Balance Sheets for the Kunia Well Site clean-up. We expect to expend approximately $0.4 million in 2021, $1.1 million in 2022 and $0.9 million in each of the years 2023, 2024 and 2025.

California Air Resource Board

On June 8, 2018, the California Air Resource Board (“CARB”) issued a Notice of Violation (“NOV”) to the Company regarding violations of certain California anti-air pollution regulations by ships that were subject to a time charter by the Company from Star Reefers Pool, Inc. (“Star”), an unrelated non-U.S. third party.  In accordance with the terms of the time charter, Star was contractually required to maintain compliance with the CARB requirements, Star’s personnel managed the relevant vessels, Star supplied the crew and Star maintained at all times possession and control of their ships. Pursuant to the terms of the charter agreement, the Company had the temporary right to have its goods loaded and conveyed and made available at the relevant California berth equipment necessary for Star’s compliance with the CARB regulations.  Since receiving the NOV, the Company sought to enforce its contractual rights to have Star engage with CARB regarding potential liability and resolve any open violations.  The Company ultimately terminated its commercial relationship with Star.  While a formal complaint by CARB had not been filed, several tolling agreements had been executed and the Company discussed a settlement of the allegations with CARB directly as liability under the regulations is considered joint and several.  The Company fully cooperated with and assisted CARB in its audits for alleged violations over 2015-2019. On August 2, 2020, after having gone back and forth with respect to the merits raised in its settlement discussions, the Company, without any admission of liability, accepted CARB’s counter-proposal and agreed to pay a civil penalty of $1.0 million and to fund a Supplemental Environmental Project (SEP) entitled Marine Vessel Speed Reduction Incentive Program Phase 2 in the amount of $1.0 million, for a total settlement of $2.0 million. This settlement charge is reflected in asset impairment and other charges, net in our Consolidated Statement of Operations for fiscal 2020.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
15. Commitments and Contingencies (continued)

Business Litigation

On March 14, 2019, we settled a business transaction litigation matter for $17.0 million in our favor. The settlement resulted in a gain of approximately $16.0 million, net of $1.0 million related to other miscellaneous expenses and is included in other expense (income), net on our Consolidated Statements of Operations.

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

Fluctuations in the value of the derivative instruments are generally offset by changes in the cash flows of the underlying exposures being hedged. A cash flow hedge requires that the change in the fair value of a derivative instrument be recognized in other comprehensive income (loss), a component of shareholders’ equity, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item.

Certain of our derivative instruments contain provisions that require the current credit relationship between us and our counterparty to be maintained throughout the term of the derivative instruments.  If that credit relationship changes, certain provisions could be triggered, and the counterparty could request immediate collateralization of derivative instruments in a net liability position above a certain threshold.  The aggregate fair value of all derivative instruments with a credit-risk-related contingent feature that are in a liability position on January 1, 2021 is $59.6 million. As of January 1, 2021, no triggering event has occurred and thus we are not required to post collateral.

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

Foreign Currency Hedges

We are exposed to fluctuations in currency exchange rates against the U.S. dollar on our results of operations and financial condition, and we mitigate that exposure by entering into foreign currency forward contracts. Certain of our subsidiaries periodically enter into foreign currency forward contracts in order to hedge portions of forecasted sales or cost of sales denominated in foreign currencies, which generally mature within one year. As of January 1, 2021, our foreign currency hedges were entered into for the purpose of hedging portions of our 2021 and 2022 foreign currency exposure.

The foreign currency forward contracts qualifying as cash flow hedges were designated as single-purpose cash flow hedges of forecasted cash flows.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
16.  Derivative Financial Instruments (continued)

We had the following outstanding foreign currency forward contracts as of January 1, 2021 (U.S. dollars in millions):

Foreign Currency Contracts Qualifying as Cash Flow Hedges:	Notional Amount
British pound	GBP	18.4
Chilean peso	CLP	34,789.6
Euro	EUR	123.1
Japanese yen	JPY	7,608.2
Costa Rican colon	CRC	20,512.8
Korean won	KRW	50,862.5
Kenyan shilling	KES	3,522.4

Bunker Fuel Hedges

We are exposed to fluctuations in bunker fuel prices on our results of operations and financial condition, and we mitigate that exposure by entering into bunker fuel swap agreements which permit us to lock in bunker fuel prices. During fiscal 2020, one of our subsidiaries entered into bunker fuel swap agreements in order to hedge portions of our fuel expenses incurred by our owned and chartered vessels throughout 2020 and 2021. We designated our bunker fuel swap agreements as cash flow hedges.

We had the following outstanding bunker fuel swap contracts as of January 1, 2021:

Bunker Fuel Swap Contracts:	Notional Amount
0.5% U.S. Gulf Coast (1)	33,815	barrels
3% U.S. Gulf Coast (1)	41,605	metric tons
0.5% Singapore	28,412	metric tons

(1) During fiscal 2020, we dedesignated portions of our bunker fuel cash flow hedges due to decreases in our forecasted fuel consumption for certain fuel types which was partially driven by the delay of the receipt of three of our six new refrigerated container vessels due to the COVID-19 pandemic. The outstanding notional amounts which were dedesignated consist of 22,715 barrels of fuel related to our 0.5% U.S. Gulf Coast contracts and 20,963 metric tons of fuel related to our 3% U.S. Gulf Coast contracts. When hedges are dedesignated, any changes in fair value of the associated derivatives since the date of dedesignation are recognized in other expense (income), net. Additionally, in the case that the hedged forecasted fuel consumption is not probable of occurring in the originally specified time period or within the following two months, the related accumulated other comprehensive gain or loss associated with the hedge is reclassified to other expense (income), net immediately. We recorded a gain of $2.6 million during fiscal 2020 related to our dedesignated cash flow hedges in other expense (income), net.

Interest Rate Contracts

We are exposed to fluctuations in variable interest rates on our results of operations and financial condition, and we mitigate that exposure by entering into interest rate swaps. We entered into interest rate swaps in order to hedge the risk of the fluctuation on future interest payments related to our variable rate LIBOR-based borrowings through 2028.

Gains or losses on interest rate swaps are recorded in other comprehensive income (loss) and will be subsequently reclassified into earnings as the interest expense on debt is recognized in earnings. At January 1, 2021, the notional value of interest rate contracts outstanding was $400 million, $200 million maturing in 2024 and the remaining $200 million maturing in 2028. Refer to Note 10, “Debt.”

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16.  Derivative Financial Instruments (continued)

The following table reflects the fair values of derivative instruments, which are designated as level 2 in the fair value hierarchy, as of January 1, 2021 and December 27, 2019 (U.S. dollars in millions):

	Derivatives Designated as Hedging Instruments(1)
	Foreign exchange contracts		Bunker fuel swaps		Interest rate swaps		Total
Balance Sheet Location:	January 1, 2021	December 27, 2019	January 1, 2021	December 27, 2019	January 1, 2021	December 27, 2019	January 1, 2021	December 27, 2019
Asset derivatives:
Prepaid expenses and other current assets	$1.3	$1.7	$1.6	$—	$—	$—	$2.9	$1.7
Other noncurrent assets	0.3	—	—	—	—	—	0.3	—
Total asset derivatives	$1.6	$1.7	$1.6	$—	$—	$—	$3.2	$1.7

Liability derivatives:
Accounts payable and accrued expenses	$8.5	$0.7	$0.2	$—	$—	$—	$8.7	$0.7
Other noncurrent liabilities	—	—	—	—	50.6	30.3	50.6	30.3
Total liability derivatives	$8.5	$0.7	$0.2	$—	$50.6	$30.3	$59.3	$31.0

(1) See Note 17, "Fair Value Measurements," for fair value disclosures.

At January 1, 2021, $1.3 million is included in prepaid expenses and other current assets and $0.3 million is included in accounts payable and accrued expenses for the portions of our bunker fuel swap contracts which are no longer designated as hedging instruments.

We expect that $15.9 million of the net fair value of designated and dedesignated hedges recognized as a net loss in accumulated other comprehensive income ("AOCI") will be transferred to earnings during the next 12 months, and the remaining net loss of $40.0 million in AOCI over a period of 8 years, along with the earnings effect of the related forecasted transactions.

The following table reflects the effect of derivative instruments on the Consolidated Statements of Operations for the years ended January 1, 2021 and December 27, 2019 (U.S. dollars in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in Other Comprehensive Income		Location of (Loss) Gain Reclassified from AOCI into Income	Amount of (Loss) Gain Reclassified from AOCI into Income
	Year ended			Year ended
	January 1, 2021	December 27, 2019		January 1, 2021	December 27, 2019
Foreign exchange contracts	$(6.9)	$(0.1)	Net sales	$(7.0)	$8.1
Foreign exchange contracts	(1.0)	0.2	Cost of products sold	(0.3)	1.5
Bunker fuel swaps	1.7	—	Cost of products sold	(0.8)	—
Interest rate swaps, net of tax	(17.9)	(19.8)	Interest expense	(9.0)	(2.4)
Total	$(24.1)	$(19.7)		$(17.1)	$7.2

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. Fair Value Measurements

Fair Value of Financial Instruments

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

The following table provides a summary of the fair values of our derivative financial instruments measured on a recurring basis under the ASC on “Fair Value Measurements and Disclosures” (U.S. dollars in millions):

Fair Value Measurements
	Foreign currency forward contracts, net (liability) asset		Bunker fuel contracts, net asset (1)		Interest rate contracts, net liability
	January 1, 2021	December 27, 2019	January 1, 2021	December 27, 2019	January 1, 2021	December 27, 2019
Quoted prices in active markets for identical assets (Level 1)	$—	$—	$—	$—	$—	$—
Significant other observable inputs (Level 2)	(6.9)	1.0	2.4	—	(50.6)	(30.3)
Significant unobservable inputs (Level 3)	—	—	—	—	—	—

(1) Includes both designated and dedesignated cash flow hedges. Refer to Note 16, “Derivative Financial Instruments”, for the balances of each.

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

Long-term debt: The carrying value of our long-term debt reported in the Consolidated Balance Sheets approximates their fair value since they bear interest at variable rates which contain an element of default risk.  The fair value of our long-term debt is estimated using Level 2 inputs based on quoted prices for those or similar instruments. Refer to Note 10, “Debt.”

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. Fair Value Measurements (continued)

Fair Value of Non-Financial Assets

During fiscal 2020, we performed a comprehensive review of our asset portfolio aimed at identifying non-strategic assets to dispose of while driving further efficiencies in our operations. As a result, we identified certain property, plant, and equipment across various of our regions which we intend to sell over the next 12 months and which met the held for sale criteria as of January 1, 2021. These assets primarily relate to our fresh and value-added products segment. Included in the $18.0 million of assets held for sale as of January 1, 2021 were the following: $0.4 million consists of facilities and related assets in the Middle East, $6.3 million is related to vacant land located in the Kingdom of Saudi Arabia and Mexico, $4.7 million consists of an office, farm land and associated assets in Chile, $5.8 million consists of farm land and associated assets in Asia and Central America, and the remaining $0.8 million relates to a refrigerated vessel. These assets are recognized at the lower of cost or fair value less cost to sell.

During 2020, we received proceeds of $34.8 million from the sale of assets previously held for sale including surplus land in Chile, facilities and related assets in the Middle East and the United States, and a refrigerated vessel. We recorded a gain on disposal of property, plant and equipment, net of $22.7 million.

Subsequent to fiscal 2020 and in connection with our ongoing asset optimization efforts, we finalized a transaction to sell a refrigerated vessel reflected in assets held for sale for a total purchase price of $3.4 million. We received cash proceeds of $3.4 million associated with the sale during fiscal 2020, which is reflected as a liability within accounts payable and accrued expenses in our Consolidated Balance Sheet.

We recorded asset impairment and other charges during the years ended January 1, 2021 and December 27, 2019, that do not fall under the scope of fair value measurement. Refer to Note 3, "Asset Impairment and Other Charges, Net".

As of January 1, 2021, we recognized $5.2 million in asset impairment and other charges, net which primarily related to property and related equipment in North America, Europe and the Middle East. We estimated the fair value of these assets primarily using the market approach. The fair value of these assets are classified as Level 3 due to the mix of unobservable inputs utilized.

During 2019, we recorded a $2.9 million impairment related to an equity investment. The fair value of this asset is classified as Level 3 in the fair value hierarchy due to the mix of unobservable inputs utilized. During the second quarter of 2019, we sold the investment.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
18. Related Party Transactions

There were no receivables from related parties in 2020 and in 2019 there were $0.1 million.

Payables to related parties were $21.9 million in 2020 and $47.4 million in 2019, of which one Mann Packing grower had $21.1 million in accounts payable in 2020 and $46.9 million in 2019.

Other purchases from related parties were $130.3 million in 2020 compared to $158.4 million in 2019 and $133.5 million in 2018, of which $125.0 million for 2020, $150.9 million for 2019 and $124.6 million for 2018 were related to one Mann Packing grower.

Related party leases include a building and land in North America. The expenses incurred were $1.4 million for 2020 and $1.3 million for 2019. The right-of-use asset and liabilities was $7.5 million in 2020 and $8.3 million in 2019, which primarily relates to one Mann Packing grower.

Sales to related parties amounted to $0.1 million in 2020 and $0.7 million in 2019.

Cash distributions to noncontrolling interests were $6.9 million in 2020 and $4.8 million in 2019. We have reflected the cash in distributions to noncontrolling interests under financing activities in our Consolidated Statements of Cash Flows. We have $8.5 million as of January 1, 2021 and $10.5 million as of December 27, 2019 in other noncurrent liabilities in our Consolidated Balance Sheets related to one of our noncontrolling interests.

We incurred expenses of approximately $1.3 million in 2020, $2.2 million in 2019 and $2.3 million in 2018 for chartered air transportation services of an aircraft that is indirectly owned by our Chairman and Chief Executive Officer.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
19. Unaudited Quarterly Financial Information

Our fiscal quarter-ends correspond to the last Friday of the 13-week period, beginning the day following our fiscal year end. The following summarizes certain quarterly operating data (U.S. dollars in millions, except per share data):

	Quarter ended
	March 27, 2020	June 26, 2020	September 25, 2020	January 1, 2021
Net sales	$1,118.0	$1,092.3	$989.7	$1,002.3
Gross profit	68.5	78.7	67.3	36.4
Net income (loss)	13.0	18.1	16.2	(1.0)
Net income attributable to Fresh Del Monte Produce Inc.	13.0	17.9	17.4	0.9
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. – basic(1)	$0.27	$0.38	$0.37	$0.02
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. – diluted(1)	$0.27	$0.38	$0.37	$0.02
Dividends declared per ordinary share	$0.10	$0.05	$0.05	$0.10

	March 29, 2019	June 28, 2019	September 27, 2019	December 27, 2019(2)
Net sales	$1,154.2	$1,239.4	$1,070.2	$1,025.2
Gross profit (3)	95.1	97.6	76.2	37.5
Net income (loss)	37.2	39.0	18.2	(25.1)
Net income (loss) attributable to Fresh Del Monte Produce Inc.	36.1	38.1	18.1	(25.8)
Net income (loss) per ordinary share attributable to Fresh Del Monte Produce Inc. – basic(1)	$0.74	$0.79	$0.38	$(0.54)
Net income (loss) per ordinary share attributable to Fresh Del Monte Produce Inc. – diluted(1)	$0.74	$0.78	$0.38	$(0.54)
Dividends declared per ordinary share	$—	$—	$0.06	$0.08

(1)Basic and diluted earnings per share for each of the quarters presented above is based on the respective weighted average number of shares for the quarters. The sum of the quarters may not necessarily be equal to the full year basic and diluted earnings per share amounts due to rounding.
(2)Diluted earnings per share for the quarter ended December 27, 2019 excludes the impact of antidilutive share-based payment awards for 235,106 ordinary shares, as they were antidilutive.
(3)Gross profit for the year ended December 27, 2019 has been adjusted for a reclassification to correct the presentation of payroll and payroll-related costs associated with our sales personnel from cost of products sold to selling, general, and administrative expenses. For the year ended December 27, 2019, the adjustment results in an increase to gross profit of $5.8 million.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
20. Business Segment Data

We are principally engaged in the production, distribution and marketing of fresh and value-added products and bananas. Our products are sold in markets throughout the world and our major producing operations are located in North, Central and South America, Europe, Asia and Africa.

Following our acquisition of Mann Packing in 2018 and the realignment of our business strategy to increase focus on our fresh and value-added products business as well as our core banana business, we changed our reportable segments in fiscal 2019 to better reflect the way we manage our operations. Our business is comprised of three reportable segments, two of which represent our primary businesses of fresh and value-added products and banana, and one that represents our other ancillary businesses. Prior period amounts were adjusted retrospectively to reflect the changes in our segment data.

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

We evaluate performance based on several factors, of which net sales and gross profit are the primary financial measures (U.S. dollars in millions):

	Year ended
	January 1, 2021		December 27, 2019		December 28, 2018
	Net Sales	Gross Profit	Net Sales	Gross Profit	Net Sales	Gross Profit
Fresh and value-added products	$2,484.1	$158.4	$2,704.4	$193.2	$2,654.7	$187.3
Banana	1,602.6	84.3	1,656.0	104.4	1,703.1	92.9
Other products and services	115.6	8.2	128.6	8.8	136.1	5.7
Totals	$4,202.3	$250.9	$4,489.0	$306.4	$4,493.9	$285.9

Our segment data disclosures for the years ended December 27, 2019 and December 28, 2018 have been adjusted to reflect a reclassification of cost of products sold between our banana and fresh and value-added products segments as the result of a refinement in our overhead cost allocation methodology. For the year ended December 27, 2019, the reclassification results in an increase to our banana segment gross profit and corresponding decrease to our fresh and value-added products segment gross profit of $5.6 million. For the year ended December 28, 2018, the reclassification results in an increase to our banana segment gross profit and corresponding decrease to our fresh and value-added products segment gross profit of $7.3 million.

Our segment data disclosures for the years ended December 27, 2019 and December 28, 2018 also reflect the impact of a reclassification adjustment to correct the presentation of payroll and payroll-related costs associated with our sales personnel from cost of products sold to selling, general, and administrative expenses. For the year ended December 27, 2019, the adjustment results in an increase to our banana segment gross profit of $1.6 million, and an increase of $4.2 million to our fresh and value-added products segment gross profit. For the year ended December 28, 2018, the adjustment results in an increase to our banana segment gross profit of $1.5 million, and an increase of $4.6 million to our fresh and value-added products segment gross profit.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
20. Business Segment Data (continued)

The following table indicates our net sales by product (U.S. dollars in millions) and, in each case, the percentage of the total represented thereby:

	Year ended
	January 1, 2021		December 27, 2019		December 28, 2018
Segments:
Fresh and value-added products:
Fresh-cut fruit	$469.0	11%	$524.4	12%	$507.5	11%
Fresh-cut vegetables	383.8	9%	455.9	10%	419.8	10%
Pineapples	458.9	11%	454.8	10%	487.9	11%
Avocados	332.0	8%	380.7	9%	329.2	8%
Non-tropical fruit	210.6	5%	195.9	4%	226.7	5%
Prepared food	264.3	6%	279.6	6%	267.1	6%
Melons	75.5	2%	92.4	2%	107.8	2%
Tomatoes	40.5	1%	52.3	1%	62.5	1%
Vegetables	155.6	4%	176.6	4%	150.8	3%
Other fruit and vegetables	93.9	2%	91.8	2%	95.4	2%
Total fresh and value-added products	2,484.1	59%	2,704.4	60%	2,654.7	59%
Banana	1,602.6	38%	1,656.0	37%	1,703.1	38%
Other products and services	115.6	3%	128.6	3%	136.1	3%
Total	$4,202.3	100%	$4,489.0	100%	$4,493.9	100%

The following tables indicate our (i) net sales by geographic region, (ii) property, plant, and equipment, net by location and (iii) total assets by location (U.S. dollars in millions):

	Year ended
Net sales by geographic region:	January 1, 2021	December 27, 2019	December 28, 2018
North America	$2,601.7	$2,923.8	$2,871.3
Europe	648.6	645.2	653.7
Asia	466.1	453.0	465.7
Middle East	432.9	425.8	445.6
Other	53.0	41.2	57.6
Total net sales	$4,202.3	$4,489.0	$4,493.9

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
20. Business Segment Data (continued)

Property, plant and equipment, net:	January 1, 2021	December 27, 2019
North America	$226.5	$238.7
Europe	37.4	35.2
Middle East	108.4	130.9
Africa	40.3	44.6
Asia	124.3	130.9
Central America	648.3	664.7
South America	76.0	84.8
Maritime equipment (including containers)	152.4	66.2
Corporate	6.7	7.2
Total property, plant and equipment, net	$1,420.3	$1,403.2

Total assets:	January 1, 2021	December 27, 2019
North America	$889.3	$925.3
Europe	310.5	279.9
Middle East	270.6	301.4
Africa	143.0	174.9
Asia	270.4	268.0
Central America	1,049.9	1,066.5
South America	149.7	159.9
Maritime equipment (including containers)	163.9	78.0
Corporate	96.0	96.0
Total assets	$3,343.3	$3,349.9

North America accounted for approximately 62% of our net sales for 2020, 65% for 2019 and 64% in 2018.  Our earnings are heavily dependent on operations located worldwide; however, our net sales are not dependent on any particular country other than the United States, with no other country accounting for greater than 10% of our net sales for 2020, 2019 and 2018.  These operations are a significant factor in the economies of some of the countries in which we operate and are subject to the risks that are inherent in operating in such countries, including government regulations, currency and ownership restrictions and risk of expropriation.

Management reviews assets on the basis of geographic region and not by reportable segment, which more closely aligns our capital investment with demand for our products. Costa Rica is our most significant sourcing location, representing approximately 33% of our property, plant and equipment as of January 1, 2021. Excluding the U.S., no other country other than Costa Rica accounted for greater than 10% of our property, plant and equipment as of the years ended January 1, 2021 and December 27, 2019.

Walmart accounted for 9% of our net sales in 2020, 9% of net sales in 2019 and 10% in 2018. These sales are reported in the banana and fresh and value-added segments. In 2020, our top 10 customers accounted for approximately 33% of net sales as compared with 30% during 2019 and 32% for 2018. Total assets by geographic area represent those assets used in the operations of each geographic area. Corporate assets consist of building, leasehold improvements and furniture and fixtures.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
21. Shareholders’ Equity

Our shareholders authorized 50,000,000 preferred shares at $0.01 par value, of which none are issued or outstanding, and 200,000,000 ordinary shares of common stock at $0.01 par value, of which 47,372,419 are issued and outstanding at January 1, 2021.

On February 21, 2018, our Board of Directors approved a three-year stock repurchase program of up to $300 million of our ordinary shares. We repurchased $58.3 million of ordinary shares, or 2,294,829 ordinary shares, under the aforementioned repurchase program and retired all the repurchased shares. As of January 1, 2021, we have a maximum dollar value of $241.7 million that we can purchase under the approved stock repurchase program.

The following represents a summary of repurchase activity during years ended January 1, 2021 and December 27, 2019 (U.S. dollars in millions, except share and per share data):

	Year ended
	January 1, 2021			December 27, 2019
	Shares	USD	Average price per share	Shares	USD	Average price per share
Year ended:	841,235	$20.8	$24.71	723,062	$17.8	$24.68

The below is a summary of the dividends paid per share for the years ended January 1, 2021 and December 27, 2019. These dividends were declared and paid within the same fiscal quarter.

Year ended
January 1, 2021		December 27, 2019
Dividend Payment Date	Cash Dividend per Ordinary Share	Dividend Payment Date	Cash Dividend per Ordinary Share
December 4, 2020	$0.10	December 6, 2019	$0.08
September 4, 2020	0.05	September 6, 2019	0.06
June 5, 2020	0.05
March 27, 2020	0.10

We paid $14.3 million in dividends during fiscal 2020 and $6.7 million during the year ended December 27, 2019.

Subsequent to fiscal 2020, there were no ordinary share repurchases. In addition, on February 23, 2021, our Board of Directors declared a cash dividend of ten cents $0.10 per share, payable on April 2, 2021 to shareholders of record on March 10, 2021.

Schedule II - Valuation and Qualifying Accounts
Fresh Del Monte Produce Inc. and Subsidiaries
(U.S. dollars in millions)
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended January 1, 2021

Deducted from asset accounts:
Valuation accounts:
Trade accounts receivable (1)	$20.6	$5.6	$2.3	$—	$28.5
Advances to growers and other receivables (2)	3.6	0.4	—	(0.3)	3.7
Deferred tax asset valuation allowance	323.3	54.6	—	(7.2)	370.7

Current and noncurrent accrued liabilities:
Provision for Kunia Well Site	13.2	(0.2)	—	—	13.0
Total	$360.7	$60.4	$2.3	$(7.5)	$415.9

Year ended December 27, 2019

Deducted from asset accounts:
Valuation accounts:
Trade accounts receivable	$14.6	$5.2	$—	$(0.2)	$19.6
Advances to growers and other receivables	7.2	0.1	—	(3.9)	3.4
Deferred tax asset valuation allowance	291.8	35.0	1.0	(4.5)	323.3

Current and noncurrent accrued liabilities:
Provision for Kunia Well Site	13.5	(0.3)	—	—	13.2
Total	$327.1	$40.0	$1.0	$(8.6)	$359.5

Year ended December 28, 2018

Deducted from asset accounts:
Valuation accounts:
Trade accounts receivable	$12.9	$2.1	$—	$(0.4)	$14.6
Advances to growers and other receivables	8.8	0.5	—	(2.1)	7.2
Deferred tax asset valuation allowance	257.1	38.6	0.8	(4.7)	291.8

Current and noncurrent accrued liabilities:
Provision for Kunia Well Site	13.9	(0.1)	(0.3)	—	13.5
Total	$292.7	$41.1	$0.5	$(7.2)	$327.1
(1) Beginning balance for the year ended January 1, 2021 includes $1.0 million increase reflecting the impact of our adoption of ASC 326 on the first day of fiscal 2020. See Note 2. "Summary of Significant Accounting Policies" for additional information.
(2) Beginning balance includes $0.2 million increase reflecting the impact of our adoption of ASC 326 on the first day of fiscal 2020. See Note 2. "Summary of Significant Accounting Policies" for additional information.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 1, 2021. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during fiscal 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

1.Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

2.Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

3.Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Senior Vice President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management determined that our internal control over financial reporting was effective as of January 1, 2021 based on the criteria in Internal Control - Integrated Framework issued in 2013 by COSO.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of January 1, 2021 has been audited by Ernst & Young LLP, an independent registered certified public accounting firm, as stated in their report that is included elsewhere herein. That report expresses an unqualified opinion on the effectiveness of our internal control over financial reporting.

Item 9B.Other Information

None.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

Information required by Item 10 of Part III of this Annual Report on Form 10-K will be included in our definitive Proxy Statement relating to our 2021 Annual General Meeting of Shareholders with respect to directors, executive officers, audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance, is incorporated herein by reference in response to this item.

Code of Ethics

We have adopted a Code of Conduct and Business Ethics Policy (“Code of Conduct”) that applies to our principal executive officer, principal financial officer and principal accounting officer as well as all our directors, other officers and employees. Our Code of Conduct can be found on our website at www.freshdelmonte.com. We have not waived the requirements of the Code of Conduct for any directors or executive officers and there were no amendments in 2020.  We intend to disclose any amendment or waiver of the Code of Conduct promptly on our website.

Item 11.Executive Compensation

Information required by Item 11 of Part III of this Annual Report on Form 10-K will be included in our definitive Proxy Statement relating to our 2021 Annual General Meeting of Shareholders with respect to executive compensation, is incorporated herein by reference in response to this item.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 of Part III of this Annual Report on Form 10-K will be included in our definitive Proxy Statement relating to our 2021 Annual General Meeting of Shareholders with respect to security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans, is incorporated herein by reference in response to this item.

Item 13.Certain Relationships and Related Transactions

Information required by Item 13 of Part III of this Annual Report on Form 10-K will be included in our definitive Proxy Statement relating to our 2021 Annual General Meeting of Shareholders with respect to certain relationships and related transactions and director independence, is incorporated herein by reference in response to this item.

Item 14.Principal Accountant Fees and Services

Information required by Item 14 of Part III of this Annual Report on Form 10-K will be included in our definitive Proxy Statement relating to our 2021 Annual General Meeting of Shareholders with respect to principal accountant fees and services, is incorporated by reference in response to this item.

PART IV

Item 15.Exhibits and Financial Statement Schedules

Consolidated Statements and Other Financial Information

The following financial statements and supplemental schedule of Fresh Del Monte Produce Inc. and its subsidiaries are included in Item 8.  Financial Statements and Supplementary Data of this Report:

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Consolidated Balance Sheets at January 1, 2021 and December 27, 2019

Consolidated Statements of Operations for the years ended January 1, 2021, December 27, 2019 and December 28, 2018

Consolidated Statements of Comprehensive Income (Loss) for the years ended January 1, 2021, December 27, 2019 and December 28, 2018

Consolidated Statements of Cash Flows for the years ended January 1, 2021, December 27, 2019 and December 28, 2018

Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest for the years ended January 1, 2021, December 27, 2019 and December 28, 2018

Notes to Consolidated Financial Statements

Supplemental Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts

Exhibits

The exhibits listed below are incorporated in this Report by reference, except for those indicated by “*” which are filed herewith (see accompanying Exhibit Index)

Exhibit No.	Description
3.1	Amended and Restated Memorandum of Association of Fresh Del Monte Produce Inc.

3.2	Amended and Restated Articles of Association of Fresh Del Monte Produce Inc.

4.1	Specimen Certificate of Ordinary Shares of Fresh Del Monte Produce Inc. (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form F-1 (File No. 333-7708)).

4.2	Description of Securities.

10.1	License Agreement, dated as of December 5, 1989, between Del Monte Corporation and Wafer Limited (the “DMC-Wafer License”) (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form F-1 (File No. 333-7708)).

Exhibit No.	Description

10.2	License Agreement, dated as of December 5, 1989, between Del Monte Corporation and Del Monte Tropical Fruit Company, North America (the “NAJ License”) (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form F-1 (File No. 333-7708)).

10.3	License Agreement, dated as of December 5, 1989, between Del Monte Corporation and Del Monte Fresh Fruit International, Inc. (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form F-1 (File No. 333-7708)).

10.4	Amendment No. 1 to DMC-Wafer License, dated as of October 12, 1992, between Del Monte Corporation and Wafer Limited (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form F-1 (File No. 333-7708)).

10.5	Amendment No. 1 to NAJ License, dated as of October 12, 1992, between Del Monte Corporation and Del Monte Fresh Produce N.A., Inc. (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form F-1 (File No. 333-7708)).

10.6	Amendment No. 1 to Direct DMC-DMFFI License, dated as of October 12, 1992, between Del Monte Corporation and Del Monte Fresh Produce International, Inc. (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form F-1 (File No. 333-7708)).

10.7	Registration Rights Agreement, dated as of October 15, 1997, by and between Fresh Del Monte and FG Holdings Limited (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form F-1 (File No. 333-7708)).

10.8	Strategic Alliance Agreement, dated as of August 29, 1997, by and between the Registrant and IAT Group Inc. (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form F-1 (File No. 333-7708)).

10.9**
Amended and Restated Fresh Del Monte Produce Inc. 1999 Share Incentive Plan, effective as of April 30, 2008 (reflects Amendment No. 1, dated May 1, 2002, Amendments No. 2 through 5 dated April 27, 2005 and Amendment No. 6 dated April 30, 2008) (incorporated by reference to Exhibit 10.1 to our Second Quarter 2008 Report on Form 10-Q).

10.10**	2011 Performance Incentive Plan for the Chief Executive Officer (incorporated by reference to Exhibit 10.1 to our First Quarter 2011 Report on Form 10-Q).

10.11**	Executive Retention and Severance Agreement (Chairman & CEO) (incorporated by reference to Exhibit 10.4 to our First Quarter 2008 Report on Form 10-Q).

10.12**	Fresh Del Monte Produce Inc. 2010 Non-Employee Directors Equity Plan, effective as of May 5, 2010 (incorporated by reference to Exhibit 10.1 to our Second Quarter 2010 Report on Form 10-Q).

10.13**	Fresh Del Monte Produce Inc. Long-Term Incentive Plan, effective January 1, 2008 (as Amended May 5, 2010) (incorporated by reference to Exhibit 10.3 to our Second Quarter 2010 Report on Form 10-Q).

10.14**
2011 Omnibus Share Incentive Plan (incorporated by reference to Exhibit A in the Company's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 24, 2011).

10.15**
2014 Omnibus Share Incentive Plan (incorporated by reference to Exhibit A in the Company's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 31, 2014).

Exhibit No.	Description

10.16**
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

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer filed pursuant to 17 CFR 240.13a-14(a).

31.2*	Certification of Chief Financial Officer filed pursuant to 17 CFR 240.13a-14(a).

32*	Certifications of Chief Executive Officer and Chief Financial Officer furnished pursuant to 17 CFR 240.13a-14(b) and 18 U.S.C. Section 1350.

101.INS*,***	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*,***	XBRL Taxonomy Extension Schema Document.

101.CAL*,***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*,***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*,***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*,***	XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit No.	Description

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.

**	Management contract or compensatory plan or arrangement.

***	Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of January 1, 2021 and December 27, 2019, (ii) Consolidated Statements of Operations for the years ended January 1, 2021, December 27, 2019 and December 28, 2018, (iii) Consolidated Statements of Comprehensive (Loss) Income for the years ended January 1, 2021, December 27, 2019 and December 28, 2018, (iv) Consolidated Statements of Cash Flows for the years ended January 1, 2021, December 27, 2019 and December 28, 2018 and (v) Notes to Consolidated Financial Statements.

Item 16.        Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRESH DEL MONTE PRODUCE INC.

Date:	February 24, 2021	By:	/s/ Youssef Zakharia
Youssef Zakharia
President & Chief Operating Officer

Date:	February 24, 2021	By:	/s/ Eduardo Bezerra
Eduardo Bezerra
Senior Vice President & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 24th day of February, 2021:

/s/ Mohammad Abu-Ghazaleh
By	Mohammad Abu-Ghazaleh
Chairman & Chief Executive Officer (Principal Executive Officer)

/s/ Eduardo Bezerra
By	Eduardo Bezerra
Senior Vice President & Chief Financial Officer (Principal Financial & Accounting Officer)

/s/ Amir Abu-Ghazaleh
By	Amir Abu-Ghazaleh
Director

/s/ Michael J. Berthelot
By	Michael J. Berthelot
Director

/s/ Mary Ann Cloyd
By	Mary Ann Cloyd
Director

/s/ Charles E. Beard Jr.
By	Charles E. Beard Jr.
Director

/s/ John H. Dalton
By	John H. Dalton
Director

By	/s/ Ahmad Abu-Ghazaleh
Ahmad Abu-Ghazaleh
Director