Form 10-Q
period 2021-04-02
FRESH DEL MONTE PRODUCE INC
filed 2021-05-05
CIK 1047340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
———————————
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 02, 2021
OR
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

As of April 23, 2021, there were 47,510,165 ordinary shares of Fresh Del Monte Produce Inc. issued and outstanding.

Page
PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets (unaudited) as of April 2, 2021 and January 1, 2021.	1

Consolidated Statements of Operations (unaudited) for the quarters ended April 2, 2021 and March 27, 2020.	2

Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the quarters ended April 2, 2021 and March 27, 2020.	3

Consolidated Statements of Cash Flows (unaudited) for the quarters ended April 2, 2021 and March 27, 2020.	4

Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest (unaudited) for the quarters ended April 2, 2021 and March 27, 2020.	5

Notes to Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3. Quantitative and Qualitative Disclosures About Market Risk	40

Item 4. Controls and Procedures	41

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	42

Item 6. Exhibits	43

Signatures	44

PART I: FINANCIAL INFORMATION

Item 1.        Financial Statements

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)
(U.S. dollars in millions, except share and per share data)

	April 2, 2021	January 1, 2021
Assets
Current assets:
Cash and cash equivalents	$26.4	$16.5
Trade accounts receivable, net of allowance of $29.4 and $28.5, respectively	423.1	359.0
Other accounts receivable, net of allowance of $3.6 and $3.7, respectively	79.5	76.2
Inventories, net	513.4	507.7
Assets held for sale	24.9	18.0
Prepaid expenses and other current assets	32.1	34.9
Total current assets	1,099.4	1,012.3

Investments in and advances to unconsolidated companies	1.9	1.9
Property, plant and equipment, net	1,419.1	1,420.3
Operating lease right-of-use assets	168.6	170.5
Goodwill	424.0	424.0
Intangible assets, net	148.4	150.4
Deferred income taxes	112.5	117.0
Other noncurrent assets	49.5	46.9
Total assets	$3,423.4	$3,343.3
Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued expenses	$554.1	$511.8
Current maturities of debt and finance leases	0.2	0.2
Current maturities of operating leases	26.7	28.8
Income taxes and other taxes payable	17.7	14.0
Total current liabilities	598.7	554.8

Long-term debt and finance leases	534.1	541.8
Retirement benefits	100.7	99.0
Deferred income taxes	137.7	140.4
Operating leases, less current maturities	115.1	114.4
Other noncurrent liabilities	78.7	93.0
Total liabilities	1,565.0	1,543.4
Commitments and contingencies (See note 9)
Redeemable noncontrolling interest	49.5	50.2
Shareholders' equity:
Preferred shares, $0.01 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.01 par value; 200,000,000 shares authorized; 47,508,486 and 47,372,419 issued and outstanding, respectively	0.5	0.5
Paid-in capital	534.9	533.1
Retained earnings	1,309.2	1,271.4
Accumulated other comprehensive loss	(56.8)	(77.0)
Total Fresh Del Monte Produce Inc. shareholders' equity	1,787.8	1,728.0
Noncontrolling interests	21.1	21.7
Total shareholders' equity	1,808.9	1,749.7
Total liabilities, redeemable noncontrolling interest and shareholders' equity	$3,423.4	$3,343.3
See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(U.S. dollars in millions, except share and per share data)

	Quarter ended
	April 2, 2021	March 27, 2020
Net sales	$1,088.3	$1,118.0
Cost of products sold	983.3	1,049.5
Gross profit	105.0	68.5
Selling, general and administrative expenses	48.9	52.7
Gain on disposal of property, plant and equipment, net	2.7	0.2
Asset impairment and other (credits) charges, net	(0.9)	(1.8)
Operating income	59.7	17.8
Interest expense	5.4	5.4
Interest income	0.2	0.1
Other expense (income), net	2.1	(0.8)
Income before income taxes	52.4	13.3
Provision for income taxes	11.0	0.3
Net income	$41.4	$13.0
Less: Net loss attributable to redeemable and noncontrolling interests	(1.3)	—
Net income attributable to Fresh Del Monte Produce Inc.	$42.7	$13.0
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Basic	$0.90	$0.27
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Diluted	$0.90	$0.27
Dividends declared per ordinary share	$0.10	$0.10
Weighted average number of ordinary shares:
Basic	47,427,962	48,011,398
Diluted	47,539,871	48,152,965

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(U.S. dollars in millions)

	Quarter ended
	April 2, 2021	March 27, 2020
Net income	$41.4	$13.0
Other comprehensive income (loss):
Net unrealized gain (loss) on derivatives, net of tax	25.6	(30.5)
Net unrealized foreign currency translation loss	(4.8)	(4.5)
Net change in retirement benefit adjustment, net of tax	(0.6)	0.5
Comprehensive income (loss)	$61.6	$(21.5)
Less: Comprehensive loss attributable to redeemable and noncontrolling interests	(1.3)	—
Comprehensive income (loss) attributable to Fresh Del Monte Produce Inc.	$62.9	$(21.5)

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(U.S. dollars in millions)

	Quarter ended
	April 2, 2021	March 27, 2020
Operating activities:
Net income	$41.4	$13.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23.8	23.6
Amortization of debt issuance costs	0.1	0.1
Share-based compensation expense	1.6	2.6
Asset impairments	—	0.9
Change in uncertain tax positions	1.6	—
Gain on disposal of property, plant and equipment	(2.7)	(0.2)
Deferred income taxes	(0.5)	(0.2)
Foreign currency translation adjustment	0.7	(0.8)
Other, net	(0.8)	0.1
Changes in operating assets and liabilities
Receivables	(69.6)	(46.8)
Inventories	(6.7)	(12.3)
Prepaid expenses and other current assets	4.2	(2.0)
Accounts payable and accrued expenses	57.5	25.9
Other noncurrent assets and liabilities	(3.8)	(1.7)
Net cash provided by operating activities	46.8	2.2
Investing activities:
Capital expenditures	(33.6)	(16.6)
Proceeds from sales of property, plant and equipment	2.9	0.4
Cash received from settlement of derivatives not designated as hedges	4.6	—
Other investing activities	0.2	0.1
Net cash used in investing activities	(25.9)	(16.1)
Financing activities:
Proceeds from debt	185.7	269.6
Payments on debt	(193.4)	(257.9)
Distributions to noncontrolling interests	(0.9)	(0.8)
Share-based awards settled in cash for taxes	(0.3)	(0.4)
Dividends paid	(4.7)	(4.8)
Repurchase and retirement of ordinary shares	—	(7.8)
Other financing activities	0.9	2.3
Net cash (used in) provided by financing activities	(12.7)	0.2
Effect of exchange rate changes on cash	1.7	1.1
Net increase (decrease) in cash and cash equivalents	9.9	(12.6)
Cash and cash equivalents, beginning	16.5	33.3
Cash and cash equivalents, ending	$26.4	$20.7
Supplemental cash flow information:
Cash paid for interest	$6.7	$7.8
Cash paid for income taxes	$1.8	$2.2
Non-cash financing and investing activities:
Right-of-use assets obtained in exchange for new operating lease obligations	$8.4	$19.2
Retirement of ordinary shares	$—	$7.8
Dividends on restricted stock units	$0.2	$0.4
See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(Unaudited) (U.S. dollars in millions, except share data)

	Ordinary Shares Outstanding	Ordinary Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Fresh Del Monte Produce Inc. Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interest
Balance as of January 1, 2021	47,372,419	$0.5	$533.1	$1,271.4	$(77.0)	$1,728.0	$21.7	$1,749.7	$50.2
Settlement of restricted stock units	136,067	—	—	—	—	—	—	—	—
Share-based payment expense	—	—	1.6	—	—	1.6	—	1.6	—
Dividend declared	—	—	0.2	(4.9)	—	(4.7)	—	(4.7)	—
Comprehensive income:
Net income (loss)	—	—	—	42.7	—	42.7	(0.6)	42.1	(0.7)
Unrealized gain on derivatives, net of tax	—	—	—	—	25.6	25.6	—	25.6	—
Net unrealized foreign currency translation loss	—	—	—	—	(4.8)	(4.8)	—	(4.8)	—
Change in retirement benefit adjustment, net of tax	—	—	—	—	(0.6)	(0.6)	—	(0.6)	—
Comprehensive income (loss)						62.9	(0.6)	62.3	(0.7)
Balance as of April 2, 2021	47,508,486	$0.5	$534.9	$1,309.2	$(56.8)	$1,787.8	$21.1	$1,808.9	$49.5

	Ordinary Shares Outstanding	Ordinary Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Fresh Del Monte Produce Inc. Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interest
Balance as of December 27, 2019	48,014,628	$0.5	$531.4	$1,252.7	$(65.4)	$1,719.2	$24.5	$1,743.7	$55.3
Settlement of restricted stock awards	7,374	—	—	—	—	—	—	—	—
Settlement of restricted stock units	150,301	—	—	—	—	—	—	—	—
Share-based payment expense	—	—	2.6	—	—	2.6	—	2.6	—
Cumulative effect adjustment of ASC 326 adoption	—	—	—	(1.2)	—	(1.2)	—	(1.2)	—
Repurchase and retirement of ordinary shares	(291,399)	—	(2.3)	(5.5)	—	(7.8)	—	(7.8)	—
Dividend declared	—	—	0.4	(5.2)	—	(4.8)	—	(4.8)	—
Comprehensive income:
Net income (loss)	—	—	—	13.0	—	13.0	(0.2)	12.8	0.2
Unrealized loss on derivatives, net of tax	—	—	—	—	(30.5)	(30.5)	—	(30.5)	—
Net unrealized foreign currency translation loss	—	—	—	—	(4.5)	(4.5)	—	(4.5)	—
Change in retirement benefit adjustment, net of tax	—	—	—	—	0.5	0.5	—	0.5	—
Comprehensive income (loss)						(21.5)	(0.2)	(21.7)	0.2
Balance as of March 27, 2020	47,880,904	$0.5	$532.1	$1,253.8	$(99.9)	$1,686.5	$24.3	$1,710.8	$55.5
See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  General

Reference in this Report to "Fresh Del Monte", “we”, “our” and “us” and the “Company” refer to Fresh Del Monte Produce Inc. and its subsidiaries, unless the context indicates otherwise.

Nature of Business

We were incorporated under the laws of the Cayman Islands in 1996. We are one of the world’s leading vertically integrated producers, marketers and distributors of high-quality fresh and fresh-cut fruit and vegetables, as well as a leading producer and marketer of prepared fruit and vegetables, juices, beverages and snacks in Europe, Africa and the Middle East. We market our products worldwide under the Del Monte® brand, a symbol of product innovation, quality, freshness and reliability since 1892. Our major sales markets are organized as follows: North America, Europe (which includes Kenya), the Middle East (which includes North Africa) and Asia. Our global sourcing and logistics system allows us to provide regular delivery of consistently high-quality produce and value-added services to our customers. Our major producing operations are located in North, Central and South America, Asia and Africa. Our products are sourced from company-owned operations, through joint venture arrangements and through supply contracts with independent growers.

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

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements for the quarter ended April 2, 2021 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for fair presentation have been included. Operating results for the quarter ended April 2, 2021 are subject to significant seasonal variations and are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information, refer to the Consolidated Financial Statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended January 1, 2021.

We are required to evaluate events occurring after April 2, 2021 for recognition and disclosure in the unaudited Consolidated Financial Statements for the quarter ended April 2, 2021. Events are evaluated based on whether they represent information existing as of April 2, 2021, which require recognition in the unaudited Consolidated Financial Statements, or new events occurring after April 2, 2021 which do not require recognition but require disclosure if the event is significant to the unaudited Consolidated Financial Statements. We evaluated events occurring subsequent to April 2, 2021 through the date of issuance of these unaudited Consolidated Financial Statements.

Certain reclassification of prior period balances have been made to conform to current presentation. Refer to Note 12.  Business Segment Data for further information.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)
2. Recently Issued Accounting Pronouncements

New Accounting Pronouncements - Adopted

In January 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)- Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The amendments in this update clarify certain interactions between the guidance to account for certain equity securities under Topic 321, the guidance to account for investments under the equity method of accounting in Topic 323, and the guidance in Topic 815, which could change how an entity accounts for an equity security under the measurement alternative or a forward contract or purchased option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting or the fair value option in accordance with Topic 825, Financial Instruments. We adopted this ASU prospectively on the first day of our 2021 fiscal year. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The ASU introduces new guidance to evaluate whether a step-up in tax basis of goodwill relates to a business combination in which book goodwill was recognized or a separate transaction, and also provides a policy election to not allocate consolidated income taxes when a member of a consolidated tax return is not subject to income tax. The ASU also makes changes to the current guidance for making intraperiod allocations and determining when a deferred tax liability is recognized after an investor in a foreign entity transitions to or from the equity method of accounting, among other changes. We adopted this ASU on the first day of our 2021 fiscal year. The adoption of this ASU did not have a material impact on our consolidated financial statements.

New Accounting Pronouncements - Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In January 2021, the FASB issued a related amendment, ASU 2021-01, Reference Rate Reform (Topic 848): Scope. These ASUs provide optional guidance to companies to ease the potential burden associated with transitioning away from reference rates that are expected to be discontinued. The guidance provides optional expedients and exceptions to apply generally accepted accounting principles to contract modifications and hedging relationships, subject to certain criteria, that reference LIBOR or another reference rate expected to be discontinued. Companies can adopt the ASU immediately, however the guidance will only be available through December 31, 2022. We have LIBOR-based borrowings and interest rate hedges that reference LIBOR. We are currently evaluating these ASUs, which we may elect to adopt in a future period on an as needed basis.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)
3.  Asset Impairment and Other (Credits) Charges, Net

The following represents a summary of asset impairment and other (credits) charges, net recorded during the quarters ended April 2, 2021 and March 27, 2020 (U.S. dollars in millions):

	Quarter ended			Quarter ended
	April 2, 2021			March 27, 2020
	Long-lived and other asset impairment	Exit activity and other (credits) charges	Total	Long-lived and other asset impairment	Exit activity and other (credits) charges	Total
Banana segment:
Insurance recovery related to hurricanes(1)	$—	$(0.8)	$(0.8)	$—	$—	$—
California Air Resource Board charge(2)	—	—	—	—	0.8	0.8
Fresh and value-added products segment:
California Air Resource Board charge(2)	—	—	—	—	0.5	0.5
Impairment of leasehold improvements(3)	—	—	—	0.9	—	0.9
Insurance recovery related to product recall(4)	—	—	—	—	(4.0)	(4.0)
Other fresh and value-added products segment charges	—	(0.1)	(0.1)	—	—	—
Total asset impairment and other (credits) charges, net	$—	$(0.9)	$(0.9)	$0.9	$(2.7)	$(1.8)

(1) $(0.8) million insurance recovery for the quarter ended April 2, 2021 associated with damages to certain of our banana fixed assets in Guatemala caused by hurricanes Eta and Iota in the fourth quarter of 2020.
(2) $1.3 million charge for the quarter ended March 27, 2020 relating to a settlement with the California Air Resource Board. This charge relates to both our banana and fresh and value-added products segments.
(3) $0.9 million asset impairment charge for the quarter ended March 27, 2020 due to the relocation of a facility in California.
(4) $(4.0) million insurance recovery for the quarter ended March 27, 2020 related to a voluntary recall of vegetable products in North America which was announced in the fourth quarter of 2019.

4. Income Taxes

In connection with a current examination of the tax returns in two foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing aggregating approximately $146.6 million (including interest and penalties) for tax years 2012 through 2016. We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities as we believe that the proposed adjustments are without technical merit.

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

Provision for income taxes was $11.0 million for the first quarter of 2021 compared to $0.3 million for the first quarter of 2020. The increase in the provision for income taxes of $10.7 million is primarily due to increased earnings in certain jurisdictions. The tax provision for the first quarter of 2020 also includes a $1.7 million benefit relating to the NOL carryback provision of the Coronavirus Aid, Relief and Economic Security (CARES) Act, which was enacted on March 27, 2020.

Member States of the European Union in which our European distributors operate have enacted, or are in the process of drafting, anti-hybrid legislation which may impact our ability to deduct the cost of certain purchases in those jurisdictions. We have analyzed the enacted and proposed draft legislation and have determined that the impact is not material to our consolidated financial results.

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

Trade Receivables

Trade receivables as of April 2, 2021 were $423.1 million, net of an allowance of $29.4 million. Our allowance for trade receivables consists of two components: a $15.2 million allowance for credit losses and a $14.2 million allowance for customer claims accounted for under the scope of ASC 606 - Revenue Recognition.

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

The table below presents a rollforward of our trade receivable allowance for credit losses for the quarters ended April 2, 2021 and March 27, 2020 (U.S. dollars in millions):

	Quarter ended
Trade Receivables	April 2, 2021	March 27, 2020
Allowance for credit losses:
Balance, beginning of period(1)	$15.1	$8.9
Provision for uncollectible amounts	0.1	0.8
Balance, end of period	$15.2	$9.7

(1) Beginning balance related to the quarter ended March 27, 2020 includes $1.0 million increase reflecting the impact of our adoption of ASC 326 on the first day of fiscal 2020.

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

A significant portion of the fresh produce we sell is acquired through supply contracts with independent growers. In order to ensure the consistent high quality of our products and packaging, we make advances to independent growers and suppliers. These growers and suppliers typically sell all of their production to us and make payments on their advances as a deduction to the agreed upon selling price of the fruit or packaging material. The majority of the advances to growers and suppliers are for terms less than one year and typically span a growing season. In certain cases, there may be longer term advances with terms of up to 5 years.

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

The following table details the advances to growers and suppliers based on their credit risk profile (U.S. dollars in millions):

	April 2, 2021		January 1, 2021
	Current	Past-Due	Current	Past-Due
Gross advances to growers and suppliers	$35.1	$5.3	$34.3	$4.0

The allowance for advances to growers and suppliers and the related financing receivables for the quarters ended April 2, 2021 and March 27, 2020 were as follows (U.S. dollars in millions):

	Quarter ended
	April 2, 2021	March 27, 2020
Allowance for advances to growers and suppliers:
Balance, beginning of period(1)	$2.1	$2.3
Provision for uncollectible amounts	—	(0.1)
Deductions to allowance related to write-offs	—	(0.1)
Balance, end of period	$2.1	$2.1

(1) Beginning balance related to the quarter ended March 27, 2020 includes $0.2 million increase reflecting the impact of our adoption of ASC 326 on the first day of fiscal 2020.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)
6.  Share-Based Compensation

Our shareholders approved and ratified the 2014 Omnibus Share Incentive Plan (the “2014 Plan”), which allows us to grant equity-based compensation awards, including stock options, restricted stock awards and restricted stock units including performance stock units. We disclosed the significant terms of the 2014 Plan in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2021.

Stock-based compensation expense related to restricted stock units ("RSUs"), performance stock units ("PSUs"), and restricted stock awards ("RSAs") is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and is comprised as follows (U.S. dollars in millions):

	Quarter ended
	April 2, 2021	March 27, 2020
RSUs/PSUs	$1.6	$2.3
RSAs	—	0.3
Total	$1.6	$2.6

Restricted Stock Units and Performance Stock Units

The following table lists the various RSUs and PSUs awarded under the 2014 Plan for the quarters ended April 2, 2021 and March 27, 2020:

Date of Award	Type of award	Units awarded	Price per share
For the quarter ended April 2, 2021
March 30, 2021	RSU	2,500	$28.67
March 1, 2021	RSU	290,021	25.85
March 1, 2021	PSU	118,192	25.85
For the quarter ended March 27, 2020
March 23, 2020	RSU	2,500	$33.53
March 2, 2020	PSU	86,954	28.74
March 2, 2020	RSU	161,093	28.74

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

RSUs granted subsequent to January 1, 2021 will vest annually in three equal installments over a three-year service period. RSUs granted prior to January 1, 2021 vest as follows: 20% on the grant date and 20% on each of the next four anniversaries.

The fair market value for RSUs and PSUs is based on the closing price of our stock on the award date. We recognize expense related to RSUs and PSUs based on the fair market value, as determined on the date of award, ratably over the vesting period, provided the performance condition, if any, is probable. Forfeitures are recognized as they occur.

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

7.  Inventories, net

Inventories consisted of the following (U.S. dollars in millions):

	April 2, 2021	January 1, 2021
Finished goods	$204.5	$190.7
Raw materials and packaging supplies	133.9	136.8
Growing crops	175.0	180.2
Total inventories, net	$513.4	$507.7

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)
8.  Debt and Finance Lease Obligations

The following is a summary of long-term debt and finance lease obligations (U.S. dollars in millions):

	April 2, 2021	January 1, 2021
Senior unsecured revolving credit facility (see Credit Facility below)	$534.1	$541.7
Finance lease obligations	0.2	0.3
Total debt and finance lease obligations	534.3	542.0
Less: Current maturities	(0.2)	(0.2)
Long-term debt and finance lease obligations	$534.1	$541.8

Credit Facility

On October 1, 2019, we entered into a Second Amended and Restated Credit Agreement (as amended, the “Second A&R Credit Agreement”) with Bank of America, N.A. as administrative agent and BofA Securities, Inc. as sole lead arranger and sole bookrunner and certain other lenders. The Second A&R Credit Agreement provides for a five-year, $1.1 billion syndicated senior unsecured revolving credit facility maturing on October 1, 2024 (the “Revolving Credit Facility”). Certain of our direct and indirect subsidiaries have guaranteed the obligations under the Second A&R Credit Agreement.

Amounts borrowed under the Revolving Credit Facility accrue interest, at our election, at either (i) the Eurocurrency Rate (as defined in the Second A&R Credit Agreement) plus a margin that ranges from 1.0% to 1.5% or (ii) the Base Rate (as defined in the Second A&R Credit Agreement) plus a margin that ranges from 0% to 0.5%, in each case based on our Consolidated Leverage Ratio (as defined in the Second A&R Credit Agreement). The Second A&R Credit Agreement interest rate grid provides for five pricing levels for interest rate margins.

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

The Second A&R Credit Agreement requires us to comply with certain financial and other covenants. Specifically, the Second A&R Credit Agreement requires us to maintain a 1) Consolidated Leverage Ratio of not more than 3.50 to 1.00 at any time during any period of four consecutive fiscal quarters, subject to certain exceptions and 2) a minimum Consolidated Interest Coverage Ratio of not less than 2.25 to 1.00 as of the end of any fiscal quarter. Additionally, the Second A&R Credit Agreement requires us to comply with certain other covenants, including limitations on capital expenditures, stock repurchases, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales, and mergers. Under the Second A&R Credit Agreement, we are permitted to declare or pay cash dividends in any fiscal year up to an amount that does not exceed the greater of (i) an amount equal to the greater of (A) 50% of the Consolidated Net Income (as defined in the Second A&R Credit Agreement) for the immediately preceding fiscal year or (B) $25 million or (ii) the greatest amount which would not cause the Consolidated Leverage Ratio (determined on a pro forma basis) to exceed 3.25 to 1.00. The Second A&R Credit Agreement also provides an allowance for stock repurchases to be an amount not exceeding the greater of (i) $150 million in the aggregate or (ii) the amount that, after giving pro forma effect thereto and any related borrowings, will not cause the Consolidated Leverage Ratio to exceed 3.25 to 1.00. As of April 2, 2021, we were in compliance with all of the covenants contained in the Second A&R Credit Agreement.

Debt issuance costs of $1.7 million and $1.8 million are included in other noncurrent assets on our Consolidated Balance Sheets as of April 2, 2021 and January 1, 2021, respectively.

We have a renewable 364-day, $25.0 million commercial stand-by letter of credit facility with Rabobank Nederland.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)
8.  Debt and Finance Lease Obligations (continued)

The following is a summary of the material terms of the Credit Facility and other working capital facilities at April 2, 2021 (U.S. dollars in millions):

	Term	Maturity date	Interest rate	Borrowing limit	Available borrowings
Bank of America credit facility	5 years	October 1, 2024	1.49%	$1,100.0	$565.9
Rabobank letter of credit facility	364 days	June 16, 2021	Varies	25.0	14.1
Other working capital facilities	Varies	Varies	Varies	20.2	9.9
				$1,145.2	$589.9

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

As of April 2, 2021, we applied $28.5 million to letters of credit and bank guarantees issued from Rabobank Nederland, Bank of America, and other banks.

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

The estimates associated with the clean-up costs are between $12.9 million and $28.7 million. The estimate on which our accrual is based totals $12.9 million. As of April 2, 2021, $12.6 million was included in other noncurrent liabilities and $0.3 million included in accounts payable and accrued expenses in our Consolidated Balance Sheets for the Kunia Well Site clean-up. We expect to expend approximately $0.4 million in 2021, $1.1 million in 2022 and $0.9 million in each of the years 2023, 2024 and 2025.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

10.  Earnings Per Share

Basic and diluted net income per ordinary share is calculated as follows (U.S. dollars in millions, except share and per share data):

	Quarter ended
	April 2, 2021	March 27, 2020
Numerator:
Net income attributable to Fresh Del Monte Produce Inc.	$42.7	$13.0

Denominator:
Weighted average number of ordinary shares - Basic	47,427,962	48,011,398
Effect of dilutive securities - share-based awards	111,909	141,567
Weighted average number of ordinary shares - Diluted	47,539,871	48,152,965

Antidilutive awards (1)	152,002	178,245

Net income per ordinary share attributable to Fresh Del Monte Produce Inc.:
Basic	$0.90	$0.27
Diluted	$0.90	$0.27

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)
11.  Retirement and Other Employee Benefits

The following table sets forth the net periodic benefit costs of our defined benefit pension plans and post-retirement benefit plans (U.S. dollars in millions):

	Quarter ended
	April 2, 2021	March 27, 2020
Service cost	$1.6	$1.6
Interest cost	1.3	1.5
Expected return on assets	(0.5)	(0.6)
Amortization of net actuarial loss	0.1	0.3
Net periodic benefit costs	$2.5	$2.8

We provide certain other retirement benefits to certain employees who are not U.S.-based and are not included above. Generally, benefits under these programs are based on an employee’s length of service and level of compensation. These programs are immaterial to our consolidated financial statements. The net periodic benefit costs related to other non-U.S.-based plans is $0.9 million for the quarter ended April 2, 2021 and $0.8 million for the quarter ended March 27, 2020.

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

We evaluate performance based on several factors, of which net sales and gross profit by product are the primary financial measures (U.S. dollars in millions):

	Quarter ended
	April 2, 2021		March 27, 2020
Segments:	Net Sales	Gross Profit	Net Sales	Gross Profit
Fresh and value-added products	$631.0	$51.6	$660.9	$42.5
Banana	418.2	49.2	427.0	24.5
Other products and services	39.1	4.2	30.1	1.5
Totals	$1,088.3	$105.0	$1,118.0	$68.5

	Quarter ended
Net Sales by geographic region:	April 2, 2021	March 27, 2020
North America	$648.4	$705.6
Europe	190.0	171.2
Asia	122.9	113.1
Middle East	104.8	112.4
Other	22.2	15.7
Totals	$1,088.3	$1,118.0

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

12.  Business Segment Data (continued)

The following table indicates our net sales by product and the percentage of the total (U.S. dollars in millions):

	Quarter ended
	April 2, 2021		March 27, 2020
Fresh and value-added products:
Fresh-cut fruit	$113.1	10%	$116.0	11%
Fresh-cut vegetables	88.9	8%	101.3	9%
Pineapples	124.0	11%	102.1	9%
Avocados	83.6	8%	92.6	8%
Non-tropical fruit	60.1	6%	62.4	6%
Prepared foods	74.5	7%	68.7	6%
Melons	27.0	2%	43.9	4%
Tomatoes	8.7	1%	13.6	1%
Vegetables	31.3	3%	39.3	3%
Other fruit and vegetables	19.8	2%	21.0	2%
Total fresh and value-added products	631.0	58%	660.9	59%
Banana	418.2	38%	427.0	38%
Other products and services	39.1	4%	30.1	3%
Totals	$1,088.3	100%	$1,118.0	100%

Our net sales by product disclosure for the quarter ended March 27, 2020 in the table above has been adjusted to reflect a reclassification between product categories within our fresh and value-added products segment as the result of a refinement in our definition of prepared foods which we adopted in March 2021. For the quarter ended March 27, 2020, this reclassification resulted in an increase in revenues to our prepared foods category of $4.2 million and a decrease in revenues to the following product categories: fresh cut fruit - $1.7 million; fresh cut vegetables - $1.6 million; and avocados - $0.9 million. On a full year basis for the year ended January 1, 2021, the reclassification resulted in an increase in revenues to our prepared foods category of $14.0 million and a decrease in revenues to the following product categories: fresh-cut fruit - $4.2 million; fresh-cut vegetables - $4.9 million; and avocados - $4.9 million. This reclassification will be reflected accordingly in our future filings with the SEC.

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

Certain of our derivative instruments contain provisions that require the current credit relationship between us and our counterparty to be maintained throughout the term of the derivative instruments. If that credit relationship changes, certain provisions could be triggered, and the counterparty could request immediate collateralization of derivative instruments in a net liability position above a certain threshold. The aggregate fair value of all derivative instruments with a credit-risk-related contingent feature that are in a liability position on April 2, 2021 is $37.7 million. As of April 2, 2021, no triggering event has occurred and thus we are not required to post collateral.

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

Cash flows from derivative instruments that are designated as cash flow hedges are classified in the same category as the cash flows from the underlying hedged items. In the event that hedge accounting is discontinued, cash flows related to changes in fair value subsequent to the date of discontinuance are classified within investing activities.

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

The foreign currency forward contracts qualifying as cash flow hedges were designated as single-purpose cash flow hedges of forecasted cash flows.

We had the following outstanding foreign currency forward contracts as of April 2, 2021 (in millions):

Foreign currency contracts qualifying as cash flow hedges:	Notional amount
Euro	EUR	76.6
British pound	GBP	15.3
Japanese yen	JPY	5,661.5
Costa Rican colon	CRC	23,534.1
Chilean peso	CLP	28,578.3
Kenya shilling	KES	2,695.8
Korean won	KRW	39,754.0

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

During fiscal 2020, we dedesignated portions of our bunker fuel cash flow hedges due to decreases in our forecasted fuel consumption for certain fuel types which was partially driven by the delay of the receipt of three of our six new refrigerated container vessels due to the COVID-19 pandemic. In accordance with the accounting guidance, fair value amounts deferred in accumulated other comprehensive loss for dedesignated hedges remain on the balance sheet if the hedged transactions are still probable of occurring within the following two months after the originally specified time period. In the event that the hedged transactions are not probable of occurring within that time frame, the related accumulated gain or loss associated with the hedge is reclassified to other expense (income), net immediately. Any changes in fair value of the associated derivatives after the date of dedesignation through the date of settlement are recognized in other expense (income), net.

During the quarter ended April 2, 2021, we made an operational decision to allocate two of our new refrigerated container vessels to service the North America West Coast, primarily as a result of our fleet optimization initiatives, significant market volatility in third-party shipping rates, and inadequate service levels from our shipping providers as it related to timeliness of delivery. This decision resulted in changes to our forecasted fuel mix, thus further decreasing the forecasted fuel consumption related to certain of our U.S. Gulf Coast contracts. Due to this strategic change as well as a result of the previous dedesignations discussed above, we determined to voluntarily terminate the remaining outstanding portions of our fuel hedge portfolio, consisting of a notional amount of 75,342 metric tons, during the first quarter of 2021. At the time of termination, a hedging relationship is dedesignated if it had not already met a separate criteria for dedesignation.

We recorded a gain of $3.3 million during the quarter ended April 2, 2021 related to our dedesignated bunker fuel swaps in other expense (income), net. A net gain of $4.2 million associated with our terminated bunker fuel swaps remains deferred in accumulated other comprehensive loss related to forecasted transactions that are still probable of occurring within two months of the originally specified timeframe.

Interest Rate Contracts

We are exposed to fluctuations in variable interest rates on our results of operations and financial condition and we mitigate that exposure by entering into interest rate swaps. We entered into interest rate swaps in order to hedge the risk of the fluctuation on future interest payments related to our variable rate LIBOR-based borrowings through 2028.

Gains or losses on interest rate swaps are recorded in other comprehensive income (loss) and will be subsequently reclassified into earnings as the interest expense on debt is recognized in earnings. At April 2, 2021, the notional value of interest rate contracts outstanding was $400.0 million, with $200.0 million maturing in 2024 and the remaining $200.0 million maturing in 2028. Refer to Note 8, “Debt and Finance Lease Obligations.”

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)
13.  Derivative Financial Instruments (continued)

The following table reflects the fair values of derivative instruments, which are designated as level 2 in the fair value hierarchy, as of April 2, 2021 and January 1, 2021 (U.S. dollars in millions):

	Derivatives designated as hedging instruments (1)
	Foreign exchange contracts		Bunker fuel swaps		Interest rate swaps		Total
Balance Sheet location:	April 2, 2021	January 1, 2021	April 2, 2021	January 1, 2021	April 2, 2021	January 1, 2021	April 2, 2021	January 1, 2021
Asset derivatives:
Prepaid expenses and other current assets	$5.0	$1.3	$—	$1.6	$—	$—	$5.0	$2.9
Other noncurrent assets	0.1	0.3	—	—	—	—	0.1	0.3
Total asset derivatives	$5.1	$1.6	$—	$1.6	$—	$—	$5.1	$3.2

Liability derivatives:
Accounts payable and accrued expenses	$0.9	$8.5	$—	$0.2	$—	$—	$0.9	$8.7
Other noncurrent liabilities	—	—	—	—	36.8	50.6	36.8	50.6
Total liability derivatives	$0.9	$8.5	$—	$0.2	$36.8	$50.6	$37.7	$59.3

(1) See Note 14, "Fair Value Measurements", for fair value disclosures.

At January 1, 2021, $1.3 million was included in prepaid expenses and other current assets and $0.3 million was included in accounts payable and accrued expenses for the portions of our bunker fuel swap contracts which were no longer designated as hedging instruments.

We expect that $2.7 million of the net fair value of designated and dedesignated hedges recognized as a net loss in accumulated other comprehensive loss will be transferred to earnings during the next 12 months and the remaining net loss of $25.8 million over a period of 7 years, along with the earnings effect of the related forecasted transactions.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)
13.  Derivative Financial Instruments (continued)

The following table reflects the effect of derivative instruments on the Consolidated Statements of Comprehensive Income (Loss) for the quarters ended April 2, 2021 and March 27, 2020 (U.S. dollars in millions):

	Net amount of gain (loss) recognized in other comprehensive income (loss) on derivatives
	Quarter ended
Derivative instruments	April 2, 2021	March 27, 2020
Foreign exchange contracts	$11.1	$(0.9)
Bunker fuel swaps	2.5	(8.3)
Interest rate swaps, net of tax	12.0	(21.3)
Total	$25.6	$(30.5)

Refer to Note 15, “Accumulated Other Comprehensive Loss”, for the effect of derivative instruments on the Consolidated Statements of Operations related to amounts reclassified from accumulated other comprehensive loss for the quarters ended April 2, 2021 and March 27, 2020.

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

The following table provides a summary of the fair values of our derivative financial instruments measured on a recurring basis (U.S. dollars in millions):

Fair value measurements
	Foreign currency forward contracts, net asset (liability)		Bunker fuel contracts, net asset (1)		Interest rate contracts, net liability
	April 2, 2021	January 1, 2021	April 2, 2021	January 1, 2021	April 2, 2021	January 1, 2021
Quoted prices in active markets for identical assets (Level 1)	$—	$—	$—	$—	$—	$—
Significant observable inputs (Level 2)	4.2	(6.9)	—	2.4	(36.8)	(50.6)
Significant unobservable inputs (Level 3)	—	—	—	—	—	—

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

Fair Value of Non-Financial Assets

The fair value of the banana reporting unit's goodwill and the prepared food reporting unit's goodwill and remaining trade names and trademarks are highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets. We disclosed the sensitivity related to the banana reporting unit's goodwill and the prepared food reporting unit's goodwill and remaining trade names and trademarks in our notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2021.

During fiscal 2020, we performed a comprehensive review of our asset portfolio aimed at identifying non-strategic and underutilized assets to dispose of while reducing costs and driving further efficiencies in our operations (the "Optimization Program"). As a result of the review, we identified property, plant, and equipment across various of our regions which we intend to sell through the first quarter of 2022. Various of these assets met the held for sale criteria as of April 2, 2021. These assets primarily relate to our fresh and value-added products segment. Included in the $24.9 million of assets held for sale as of April 2, 2021 were the following: $9.3 million consists of facilities and related assets in the Middle East, Europe and the United States, $6.3 million is related to vacant land located in the Kingdom of Saudi Arabia and Mexico, $4.3 million consists of an office, farm land and associated assets in Chile, and the remaining $5.0 million consists of farm land and associated assets in Asia and Central America. These assets are recognized at the lower of cost or fair value less cost to sell. The fair value measurements for our assets held for sale are generally based on Level 3 inputs, which include information obtained from third-party appraisals.

During the quarter ended April 2, 2021, we received proceeds of $2.4 million from the sale of assets previously held for sale and recorded a gain on disposal of property, plant and equipment, net of $2.4 million.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

15.  Accumulated Other Comprehensive Loss

The following table includes the changes in accumulated other comprehensive loss by component (U.S. dollars in millions):

	Changes in Accumulated Other Comprehensive Loss by Component (1)
	Quarter ended April 2, 2021
	Cash Flow Hedges		Foreign Currency Translation Adjustment		Retirement Benefit Adjustment	Total
Balance at January 1, 2021	$(49.6)		$(3.3)		$(24.1)	$(77.0)
Other comprehensive income (loss) before reclassifications	24.4	(3)	(4.8)	(2)	(0.8)	18.8
Amounts reclassified from accumulated other comprehensive loss	1.2	(4)	—		0.2	1.4
Net current period other comprehensive income (loss)	25.6		(4.8)		(0.6)	20.2
Balance at April 2, 2021	$(24.0)		$(8.1)		$(24.7)	$(56.8)

	Quarter ended March 27, 2020
Balance at December 27, 2019	$(25.5)		$(15.8)		$(24.1)	$(65.4)
Other comprehensive income (loss) before reclassifications	(30.6)	(3)	(4.5)	(2)	0.2	(34.9)
Amounts reclassified from accumulated other comprehensive loss	0.1		—		0.3	0.4
Net current period other comprehensive income (loss)	(30.5)		(4.5)		0.5	(34.5)
Balance at March 27, 2020	$(56.0)		$(20.3)		$(23.6)	$(99.9)

(1) All amounts are net of tax and noncontrolling interest.
(2) Includes a loss of $3.4 million and a gain of $0.5 million for the quarter ended April 2, 2021 and quarter ended March 27, 2020, respectively, on intra-entity foreign currency transactions that are of a long-term-investment nature.
(3) Includes a tax effect of $(1.8) million and $3.2 million for the quarter ended April 2, 2021 and quarter ended March 27, 2020, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)
15.  Accumulated Other Comprehensive Loss (continued)

The following table includes details about amounts reclassified from accumulated other comprehensive loss by component (U.S. dollars in millions):

	Amount reclassified from accumulated other comprehensive loss
	Quarter ended
Details about accumulated other comprehensive loss components	April 2, 2021	March 27, 2020	Affected line item in the statement where net income is presented
Cash flow hedges:
Designated as hedging instruments:
Foreign currency cash flow hedges	$0.6	$(1.0)	Net sales
Foreign currency cash flow hedges	0.4	(0.1)	Cost of products sold
Interest rate swaps	2.8	1.2	Interest expense
Bunker fuel swaps no longer designated as hedging instruments	(1.6)	—	Cost of products sold
Bunker fuel swaps no longer designated as hedging instruments	(1.0)	—	Other expense (income), net
Total	$1.2	$0.1

Amortization of retirement benefits:
Actuarial losses	0.2	0.3	Other expense (income), net
Total	$0.2	$0.3

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)
16.  Shareholders’ Equity

Our shareholders have authorized 50,000,000 preferred shares at $0.01 par value, of which none are issued or outstanding at April 2, 2021, and 200,000,000 ordinary shares at $0.01 par value, of which 47,508,486 are issued and outstanding at April 2, 2021.

On February 21, 2018, our Board of Directors approved a three-year stock repurchase program of up to $300.0 million of our ordinary shares that expired during the quarter ended April 2, 2021. No shares were repurchased under this program subsequent to the second quarter of 2020.

The below is a summary of the dividends paid per share for the quarters ended April 2, 2021 and March 27, 2020. These dividends were declared and paid within the same fiscal quarter.

Quarter ended
April 2, 2021		March 27, 2020
Dividend Payment Date	Cash Dividend per Ordinary Share	Dividend Payment Date	Cash Dividend per Ordinary Share
April 2, 2021	$0.10	March 27, 2020	$0.10

We paid $4.7 million in dividends in the quarter ended April 2, 2021 and $4.8 million in dividends in the quarter ended March 27, 2020.

On May 4, 2021, our Board of Directors declared a quarterly cash dividend of ten cents $0.10 per share, payable on June 11, 2021 to shareholders of record on May 19, 2021.

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

Our vision is to inspire healthy lifestyles through wholesome and convenient products. Our strategy is founded on six goals:

COVID-19 Pandemic Impact

In March 2020, the World Health Organization declared the current outbreak of coronavirus (“COVID-19”) a global pandemic. In response to the COVID-19 pandemic, we have taken various preventative and protective measures to support our team members, customers, suppliers, and local communities. These measures included additional operating procedures and safety protocols at our production facilities, activation of our supply chain contingency plans to mitigate service disruptions, and the implementation of remote working arrangements across various of our administrative locations. These measures have allowed us to maintain our commitment to providing healthy, convenient and safe Del Monte® branded products around the world during this critical time.

The COVID-19 pandemic began having a material adverse impact on our results of operations during the first quarter of 2020 which has continued, to a lesser extent, into the first quarter of 2021. Government imposed mandatory closures and restrictions across various of our key global markets have resulted in volatile supply and demand conditions for certain of our products as well as reduced demand in our foodservice distribution channel, factors which continue to persist through the date of this report. During fiscal 2020, we were also negatively impacted by service cancellations and containers that could not clear at certain ports in Asia as well as increased expenses, particularly in our farming operations in Central America where we incurred incremental costs to implement social distancing protocols and more frequent cleaning cycles. While service at the ports have improved during the current year, to the extent that various regions of the world implement significant shut-downs we could experience similar delays in 2021.

In early 2021, health agencies in certain regions where we operate, including North America and Europe, approved vaccines for combating the COVID-19 virus. While administration of the vaccines is currently underway, mass distribution is unlikely to occur until late 2021 or, in the case of certain other major countries we operate in, 2022. However, actual vaccination results are ultimately dependent on, among other factors, vaccine availability and their acceptance by individuals which are difficult to predict. Accordingly, the pace of the recovery from the COVID-19 pandemic as well as the potential for significant resurgences of the virus are not presently known. While we believe that we will ultimately emerge from these events well positioned for long-term growth, and have seen a lesser negative impact on our financial results thus far in fiscal 2021 when compared to prior year, the uncertainties with respect to the COVID-19 pandemic remain and, as such, we cannot reasonably estimate the duration or extent of its adverse impact on our business, operating results, and long-term liquidity position.

Refer to the "Results of Operations" and “Liquidity and Capital Resources” sections below for further discussion.

Optimization Program

During fiscal 2020, we performed a comprehensive review of our asset portfolio aimed at identifying non-strategic and underutilized assets to dispose of while reducing costs and driving further efficiencies in our operations (hereon referred to as the “Optimization Program”). As a result of the review, we identified assets across all of our regions which we plan to sell through the first quarter of 2022 for total anticipated cash proceeds of approximately $100.0 million. These assets primarily consist of underutilized facilities and land, some of which are currently reflected in assets held for sale on our Consolidated Balance Sheet. As of the quarter ended April 2, 2021, we have received cash proceeds of $42.4 million in connection with asset sales under the Optimization Program (approximately $40.0 million of which was received in our 2020 fiscal year).

Included as part of this Optimization Program is the consolidation of our Mann Packing operations from four facilities into one facility in Gonzales, California. The consolidation of Mann Packing will allow us the unique advantage of processing fresh-cut fruit and fresh-cut vegetables in one facility in the Salinas Valley and will optimize labor and distribution costs. We completed our move to Gonzales in the third quarter of 2020, which we anticipate will enable us to improve gross profit in our fresh and value-added products segment by approximately $10 million on an annual basis, a benefit which we expect to achieve by the end of fiscal 2021.

Income Taxes

In connection with a current examination of the tax returns in two foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing aggregating approximately $146.6 million (including interest and penalties) for tax years 2012 through 2016. We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities as we believe that the proposed adjustments are without technical merit.

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

Member States of the European Union in which our European distributors operate have enacted, or are in the process of drafting, anti-hybrid legislation which may impact our ability to deduct the cost of certain purchases in those jurisdictions. We have analyzed the enacted and proposed draft legislation and have determined that the impact is not material to our consolidated financial results.

In the U.S., the new administration may implement substantial changes to fiscal and tax policies, which could include comprehensive tax reform. We cannot predict the impact, if any, of these potential changes to our business. However, it is possible that these changes could adversely affect our business, financial position and results of operations.

RESULTS OF OPERATIONS

Consolidated Financial Results

The following summarizes the more significant factors impacting our operating results for the quarter ended April 2, 2021 (also referred to as the “first quarter of 2021”) and March 27, 2020 (also referred to as the “first quarter of 2020”).

	Quarter ended
	April 2, 2021	March 27, 2020
Net sales	$1,088.3	$1,118.0
Gross profit	105.0	68.5
Selling, general and administrative expenses	48.9	52.7
Operating income	59.7	17.8

Net Sales - Net sales for the first quarter of 2021 decreased $29.7 million compared with the first quarter of 2020. The decrease in net sales for the first quarter was attributable to lower net sales in our fresh and value-added products and banana business segments, partially offset by an increase in net sales in our other products and services segment. The overall decrease in net sales during the quarter was primarily the result of lower sales volumes in our fresh and value-added products and banana segments, partially due to the continued negative effect of the COVID-19 pandemic on our foodservice distribution channel, as well as the negative impact of hurricanes Eta and Iota which resulted in damages to our crops in Guatemala in the fourth quarter of 2020. The COVID-19 pandemic negatively impacted our net sales within the fresh and value-added products segment during the first quarter of 2021 by an estimated $19.4 million as based on historical trends in our foodservice distribution channel when compared to the prior year period.

Gross Profit - Gross profit for the first quarter of 2021 increased $36.5 million when compared to the first quarter of 2020. The increase was driven by higher gross profit in all of our business segments. Our banana segment realized the most significant increase in gross profit, primarily driven by higher per unit sales prices which helped to mitigate the negative impact caused by hurricanes Eta and Iota in the fourth quarter of 2020 combined with lower per unit ocean freight costs. The overall increase in gross profit was partially offset by higher fruit production, procurement, and distribution costs per unit.

Selling, General and Administrative Expenses - Selling, general and administrative expenses decreased $3.8 million in the first quarter of 2021 when compared with the first quarter of 2020. The decrease was primarily due to cost saving initiatives in our North America region which resulted in reduced promotional expenses and lower selling and marketing costs.

Gain on Disposal of Property, Plant and Equipment, Net - The gain on disposal of property, plant and equipment, net of $2.7 million during the first quarter of 2021 primarily related to a gain on the sale of a refrigerated vessel. The gain on disposal of property, plant and equipment, net during the first quarter of 2020 of $0.2 million primarily related to a gain on the sale of marine equipment.

Asset Impairment and Other (Credits) Charges, Net - Asset impairment and other (credits) charges, net, were $(0.9) million during the first quarter of 2021, as compared with $(1.8) million during the first quarter of 2020.

Asset impairment and other (credits) charges, net, for the first quarter of 2021 were primarily related to a $0.8 million insurance recovery associated with damages to certain of our banana segment fixed assets in Guatemala caused by hurricanes Eta and Iota in the fourth quarter of 2020.

Asset impairment and other (credits) charges, net, for the first quarter of 2020 were primarily comprised of the following:
•a $(4.0) million credit due to an insurance recovery related to the 2019 product recall in the fresh and value-added products segment;

•a $1.3 million charge relating to a settlement with the California Air Resource Board, related to both the banana and fresh and value-added products segments; and
•$0.9 million in asset impairment charges of leasehold improvements due to the relocation of a facility in California related to the fresh and value-added products segment.

Operating Income - Operating income for the first quarter of 2021 increased by $41.9 million when compared with the first quarter of 2020.  This increase was primarily due to higher gross profit and lower selling, general and administrative expenses.

Interest Expense - Interest expense for the first quarter of 2021 was flat when compared with the first quarter of 2020.

Other Expense (Income), Net - Other expense (income), net, was $2.1 million for the first quarter of 2021 as compared with $(0.8) million for the first quarter of 2020. The increase in other expense of $2.9 million was principally attributable to higher foreign exchange losses during the first quarter of 2021 as compared with the first quarter of 2020. The foreign exchange losses in the first quarter of 2021 were partially offset by gains associated with fuel derivatives no longer designated as hedging instruments.

Provision for Income Taxes - Provision for income taxes was $11.0 million for the first quarter of 2021 compared to $0.3 million for the first quarter of 2020. The increase in the provision for income taxes of $10.7 million is primarily due to increased earnings in certain jurisdictions. The tax provision for the first quarter of 2020 also reflects a $1.7 million benefit relating to the NOL carryback provision of the Coronavirus Aid, Relief and Economic Security (CARES) Act, which was enacted on March 27, 2020.

Financial Results by Segment

The following table presents net sales and gross profit by segment, and in each case, the percentage of the total represented thereby (U.S. dollars in millions):

	Quarter ended
	April 2, 2021				March 27, 2020
Segment	Net Sales		Gross Profit		Net Sales		Gross Profit
Fresh and value-added products	$631.0	58%	$51.6	49%	$660.9	59%	$42.5	62%
Banana	418.2	38%	49.2	47%	427.0	38%	24.5	36%
Other products and services	39.1	4%	4.2	4%	30.1	3%	1.5	2%
Totals	$1,088.3	100%	$105.0	100%	$1,118.0	100%	$68.5	100%

Fresh and value-added products

First Quarter of 2021 Compared with First Quarter of 2020

Net sales in the fresh and value-added products segment decreased $29.9 million, primarily as a result of lower net sales of melons, fresh-cut vegetables, vegetables, avocados and tomatoes. Partially offsetting the decrease were increases in net sales of pineapples and prepared food products. We estimate that the COVID-19 pandemic negatively impacted our net sales within the fresh and value-added products segment by an estimated $19.4 million as based on historical trends in our foodservice distribution channel when compared to the prior year period.
•Melon net sales decreased primarily due to reduced sales volumes in North America as a result of lower volumes from our Guatemala crops which were damaged by hurricanes Eta and Iota in the fourth quarter of 2020. The decrease in net sales was partially offset by higher per unit sales price.
•Fresh-cut vegetable and vegetable net sales decreased primarily due to lower sales volume in our Mann Packing business in North America, mainly as a result of lower demand in our foodservice distribution channel driven by the continued impact of the COVID-19 pandemic which did not affect our first quarter of 2020 net sales until mid-March of last year.
•Avocado net sales decreased primarily due to lower per unit sales prices in North America as a result of normalized industry supplies in the market when compared to the first quarter of 2020, partially offset by a 12% increase in sales volume.

•Tomato net sales decreased due to lower sales volumes and per unit sales prices in North America, primarily due to lower demand in our foodservice distribution channel as a result of the continued negative impact of the COVID-19 pandemic.
•Pineapple net sales increased across most of our regions primarily due to a 22% increase in worldwide sales volumes. Sales volumes in the first quarter of 2020 were negatively impacted by lower yields in our growing regions due to adverse weather conditions and by the negative impact on demand caused by the start of the COVID-19 pandemic.
•Prepared food products net sales increased primarily in Europe, mainly driven by higher per unit sales prices of canned pineapples, canned non-tropical fruit and pineapple concentrate.

Gross profit increased $9.1 million primarily due to higher gross profit on melons, prepared food products, avocados and pineapples. Partially offsetting the increase were decreases in vegetable, non-tropical fruit and fresh-cut vegetable gross profit.
•Melon gross profit increased primarily in North America due to higher per unit sales prices of cantaloupes and lower ocean freight costs, partially offset by higher per unit product costs as a result of lower volumes due to the impact of the two hurricanes in the fourth quarter of 2020.
•Prepared food products gross profit increased across most of our regions, primarily due to higher per unit sales prices.
•Avocado gross profit increased in North America primarily benefiting from lower per unit procurement and production costs from our Mexico packing plant.
•Pineapple gross profit increased primarily in Europe, Asia and the Middle East. Europe and Asia benefited from higher sales volumes and per unit sales prices compared to the first quarter of 2020 which was negatively impacted by the start of the COVID-19 pandemic, while the Middle East realized higher per unit sales prices driven by product mix.
•Fresh-cut vegetable and vegetable gross profit decreased primarily in our Mann Packing business in North America driven by higher per unit product costs as a result of lower sales volume.
•Non-tropical fruit gross profit decreased primarily due to severe rainstorms which caused damages to certain of our farms in Chile, resulting in $3.1 million in inventory write-offs. Additionally, non-tropical fruit gross profit in Asia decreased primarily due to lower per unit sales prices driven by excess industry supply.

Banana

First Quarter of 2021 Compared with First Quarter of 2020

Net sales of bananas decreased by $8.8 million principally due to lower net sales in North America and the Middle East, partially offset by higher net sales in Asia. Worldwide banana sales volume decreased 8% while pricing increased 7%.
•North America banana net sales decreased due to lower sales volumes, partially offset by higher per unit sales prices. The higher per unit sales prices helped mitigate the negative impact caused by hurricanes Eta and Iota to our banana crops in the fourth quarter of 2020.
•Middle East banana net sales decreased primarily due to lower sales volume and per unit sales prices.
•Asia banana sales increased primarily due to improved demand compared to the first quarter of 2020 which was negatively impacted by the start of the COVID-19 pandemic.

Gross profit in the banana segment increased $24.7 million, primarily driven by our North America region and, to a lesser extent, Europe. The improved gross profit in North America and Europe was primarily driven by higher per unit sales prices and lower per unit ocean freight costs. Gross profit in the banana segment also reflects a $2.5 million insurance recovery associated with damages caused by the two hurricanes in the fourth quarter of 2020. Partially offsetting the increase in gross profit were higher per unit production and procurement costs, primarily in North America, compared to the first quarter of 2020.
Other products and services
First Quarter of 2021 Compared with First Quarter of 2020

Net sales and gross profit in the other products and services segment for the first quarter of 2021 increased compared to the first quarter of 2020 primarily due to higher sales of commercial cargo services and higher per unit sales prices in our Jordanian poultry business.

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

A summary of our cash flows is as follows (U.S. dollars in millions):

	Quarter ended
	April 2, 2021	March 27, 2020
Summary cash flow information:
Net cash provided by operating activities	$46.8	$2.2
Net cash used in investing activities	(25.9)	(16.1)
Net cash (used in) provided by financing activities	(12.7)	0.2
Effect of exchange rate changes on cash	1.7	1.1
Net increase (decrease) in cash and cash equivalents	9.9	(12.6)
Cash and cash equivalents, beginning	16.5	33.3
Cash and cash equivalents, ending	26.4	20.7

Operating Activities

Net cash provided by operating activities was $46.8 million for the first quarter of 2021 compared with $2.2 million for the first quarter of 2020, an increase of $44.6 million. The increase was primarily attributable to higher net income and higher balances of accounts payable and accrued expenses, principally due to our optimization efforts associated with working capital. Partially offsetting this increase were higher levels of accounts receivable primarily due to timing of collections.

At April 2, 2021, we had working capital of $500.7 million compared with $457.5 million at January 1, 2021, an increase of $43.2 million. The increase in working capital was principally attributable to higher levels of accounts receivables, primarily due to seasonal variations, and higher levels of cash and cash equivalents and assets held for sale. Partially offsetting this increase were higher levels of accounts payable and accrued expenses, primarily as a result of the timing of quarter end payments to suppliers.

Investing Activities

Net cash used in investing activities for the first quarter of 2021 was $25.9 million compared with $16.1 million for the first quarter of 2020. Net cash used in investing activities for the first quarter of 2021 primarily consisted of capital expenditures of $33.6 million. Capital expenditures for the first quarter of 2021 primarily included expenditures related to our new refrigerated container ships, one of which was received during the quarter ended April 2, 2021, and expansion and improvements to facilities in North America and Asia. These capital expenditures for the first quarter of 2021 relate to both our banana and fresh and value-added products business segments. Partially offsetting the net cash used in investing activities were proceeds from the settlement of derivative instruments no longer designated in hedging relationships of $4.6 million and proceeds from the sale of property, plant and equipment of $2.9 million which primarily related to the sale of surplus land in South and Central America.

Net cash used in investing activities for the first quarter of 2020 primarily consisted of capital expenditures of $16.6 million which mainly related to expansion and improvements to our banana and pineapple operations in Central America, payments for the six new refrigerated container ships, and expansion and improvements to fresh-cut facilities in North America, Europe and Asia.

Financing Activities

Net cash used in financing activities for the first quarter of 2021 was $12.7 million compared with net cash provided by financing activities of $0.2 million for the first quarter of 2020. Net cash used in financing activities for the first quarter of 2021 primarily consisted of net repayments on debt of $7.7 million and dividends paid of $4.7 million.
Net cash provided by financing activities for the first quarter of 2020 primarily consisted of net borrowings on debt of $11.7 million, repurchase and retirement of ordinary shares of $7.8 million, and dividends paid of $4.8 million.

Debt Instruments and Debt Service Requirements

On October 1, 2019, we and certain of our subsidiaries entered into a Second Amended and Restated Credit Agreement (the “Second A&R Credit Agreement”) with the financial institutions and other lenders named therein, including Bank of America, N.A. as administrative agent and BofA Securities, Inc. as sole lead arranger and sole bookrunner. The Second A&R Credit Agreement provides for a five-year, $1.1 billion syndicated senior unsecured revolving credit facility (the “Revolving Credit Facility”) maturing on October 1, 2024. Certain of our direct and indirect subsidiaries have guaranteed the obligations under the Second A&R Credit Agreement. We intend to use funds borrowed under the Second A&R Credit Agreement from time to time for general corporate purposes, working capital, capital expenditures and other investment opportunities.
Pursuant to the terms of the Second A&R Credit Agreement, amounts borrowed under the Revolving Credit Facility accrue interest, at our election, at either (i) the Eurocurrency Rate (as defined in the Second A&R Credit Agreement) plus a margin that ranges from 1.0% to 1.5% or (ii) the Base Rate (as defined in the Second A&R Credit Agreement) plus a margin that ranges from 0% to 0.5%, in each case based on our Consolidated Leverage Ratio (as defined in the Second A&R Credit Agreement). The Second A&R Credit Agreement interest rate grid provides for five pricing levels for interest rate margins. At April 2, 2021, we had borrowings of $534.1 million outstanding under the Revolving Credit Facility bearing interest at a per annum rate of 1.49%.  In addition, we pay an unused commitment fee.
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

The Second A&R Credit Agreement requires us to comply with certain financial and other covenants. Specifically, the Second A&R Credit Agreement requires us to maintain a 1) Consolidated Leverage Ratio of not more than 3.50 to 1.00 at any time during any period of four consecutive fiscal quarters, subject to certain exceptions and 2) a minimum Consolidated Interest Coverage Ratio of not less than 2.25 to 1.00 as of the end of any fiscal quarter. Additionally, the Second A&R Credit Agreement requires us to comply with certain other covenants, including limitations on capital expenditures, stock repurchases, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales, and mergers. Under the Second A&R Credit Agreement, we are permitted to declare or pay cash dividends in any fiscal year up to an amount that does not exceed the greater of (i) an amount equal to the greater of (A) 50% of the Consolidated Net Income (as defined in the Second A&R Credit Agreement) for the immediately preceding fiscal year or (B) $25 million or (ii) the greatest amount which would not cause the Consolidated Leverage Ratio (determined on a pro forma basis) to exceed 3.25 to 1.00. The Second A&R Credit Agreement also provides an allowance for stock repurchases to be an amount not exceeding the greater of (i) $150 million in the aggregate or (ii) the amount that, after giving pro forma effect thereto and any related borrowings, will not cause the Consolidated Leverage Ratio to exceed 3.25 to 1.00. As of April 2, 2021, we were in compliance with all of the covenants contained in the Second A&R Credit Agreement.

We have a renewable 364-day, $25.0 million commercial and stand-by letter of credit facility with Rabobank Nederland.

As of April 2, 2021, we had $589.9 million of borrowing availability under committed working capital facilities, primarily under the Revolving Credit Facility.

As of April 2, 2021, we applied $28.5 million to letters of credit and bank guarantees issued from Rabobank Nederland, Bank of America, and other banks.

While we believe that our cash on hand, borrowing capacity available under our Revolving Credit Facility, and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months, we cannot predict whether future developments associated with the COVID-19 pandemic will materially adversely affect our long-term liquidity position. During fiscal year 2020, we took several steps to conserve our liquidity position including reducing our quarterly cash dividends and delaying certain of our planned capital expenditures to the current year. As a result of our improved cash flow since implementing these measures, our Board of Directors was able to declare an increased quarterly cash dividend of ten cents ($0.10) per share in each of the past 2 completed quarters, as well as in the second quarter of 2021. Our liquidity assumptions, the adequacy of our available funding sources, and our ability to meet our Revolving Credit Facility covenants are dependent on many additional factors, including those set forth in "Item 1A. Risk Factors" of our Form 10-K for the year ended January 1, 2021.

Contractual Obligations

As of April 2, 2021, there were no material changes in commitments under contractual obligations, compared to the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended January 1, 2021.

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K for the fiscal year ended January 1, 2021. There were no material changes to these critical accounting policies or estimates during the first quarter of 2021.

Fair Value Measurements

We are exposed to fluctuations in currency exchange rates against the U.S. dollar on our results of operations and financial condition and we mitigate that exposure by entering into foreign currency forward contracts. Certain of our subsidiaries periodically enter into foreign currency forward contracts in order to hedge portions of forecasted sales or cost of sales denominated in foreign currencies with forward contracts and options, which generally expire within one year. The fair value of our foreign currency cash flow hedges was a net asset position of $4.2 million as of April 2, 2021 compared to a net liability position of $6.9 million as of January 1, 2021 due to the relative strengthening or weakening of exchange rates when compared to contracted rates.

We are exposed to fluctuations in variable interest rates on our results of operations and financial condition, and we mitigate that exposure by entering into interest rate swaps from time to time. During 2018, we entered into interest rate swaps in order to hedge the risk of the fluctuation on future interest payments related to a portion of our variable rate LIBOR-based borrowings through 2028. The fair value of our interest rate swap cash flow hedges was a net liability position of $36.8 million as of April 2, 2021 compared to $50.6 million as of January 1, 2021. The decrease in our liability position is due to the relative increase in variable interest rates when compared to the rates as of January 1, 2021.

We are exposed to fluctuations in bunker fuel prices on our results of operations and financial condition, and we mitigate that exposure by entering into bunker fuel swap agreements which permit us to lock in bunker fuel prices. During fiscal 2020, one of our subsidiaries entered into bunker fuel swap agreements in order to hedge portions of our fuel costs incurred by our owned and chartered vessels throughout 2020 and 2021. Certain portions of these bunker fuel cash flow hedges were subsequently dedesignated during fiscal 2020 due to decreases in our forecasted fuel consumption for certain fuel types which was partially driven by the COVID-19 pandemic. As of January 1, 2021, the fair value of the designated bunker fuel swap contracts was a net asset position of $1.4 million and the fair value of the dedesignated bunker fuel swap contracts was a net asset position of $1.0 million. During the quarter ended April 2, 2021, we made an operational decision to allocate two of our new refrigerated container vessels to service the North America West Coast, primarily as a result of our fleet optimization initiatives, significant market volatility in third-party shipping rates, and inadequate service levels from our shipping providers as it related to timeliness of delivery. This decision resulted in changes to our forecasted fuel mix, thus further decreasing the forecasted fuel consumption related to certain of our U.S. Gulf Coast contracts. Due to this strategic change as well as the previous dedesignations discussed above, we determined to voluntarily terminate the remaining outstanding portions of our fuel hedge portfolio during the first quarter of 2021.

We enter into derivative instruments with counterparties that are highly rated and do not expect a deterioration of our counterparty’s credit ratings; however, the deterioration of our counterparty’s credit ratings would affect the Consolidated Financial Statements in the recognition of the fair value of the hedges that would be transferred to earnings as the contracts settle. We expect that $2.7 million of the net fair value of designated and dedesignated hedges recognized as a net loss in accumulated other comprehensive income ("AOCI") will be transferred to earnings during the next 12 months, and the remaining net loss of $25.8 million in AOCI over a period of 7 years, along with the earnings effect of the related forecasted transactions.

The fair value of the banana reporting unit's goodwill and the prepared food reporting unit's goodwill and remaining trade names and trademarks are highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets. We disclosed the sensitivity related to the banana reporting unit's goodwill and the prepared food reporting unit's goodwill and trade names and trademarks in our annual financial statements included in our Annual Report on Form 10-K for the year ended January 1, 2021. In the quarter ended April 2, 2021, we did not record impairment charges associated with these reporting units or trade names and trademarks, however we continue to monitor their performance.

Potential impairment exists if the fair value of a reporting unit to which goodwill has been allocated is less than the carrying value of the reporting unit. The amount of the impairment to recognize, if any, is calculated as the amount by which the carrying value of goodwill exceeds its implied fair value. Future changes in the estimates used to conduct our impairment review, including our financial projections and changes in the discount rates used, could cause the analysis to indicate that our goodwill or trade names and trademarks are impaired in subsequent periods and result in a write-off of a portion or all of goodwill or trade names and trademarks.

New Accounting Pronouncements

Refer to Note 2. "Recently Issued Accounting Pronouncements" to the accompanying unaudited consolidated financial statements for a discussion of recent accounting pronouncements.

Seasonality

Interim results are subject to significant variations and may not be indicative of the results of operations that may be expected for the entire 2021 fiscal year. See the information under the caption “Seasonality” provided in Item 1. Business, of our Annual Report on Form 10-K for the year ended January 1, 2021.

Forward-Looking Statements

    This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements regarding:
•our expectations regarding the impacts of the COVID-19 pandemic on our business and operating results, and the factors for such impacts;
•our intentions regarding the use of borrowed funds;
•our beliefs that our cash on hand, capacity under our Revolving Credit Facility and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months;
•our expectations regarding our derivative instruments, including our counterparties’ credit ratings and the anticipated impacts on our financials;
•our plans regarding our Optimization Program, including our intention to sell identified assets over the next 12 months and the anticipated value of such sales;
•our expectations regarding the benefits from the consolidation of our Mann Packing facilities and the timing of such benefits;
•our expectations and estimates regarding certain legal, tax and accounting matters;
•our belief that certain proposed adjustments by taxing authorities’ are without merit, our ability to contest the adjustments and our plans to contest such adjustments;
•our expectations concerning the fair value of hedges, including the timing and impact to our results;
•our expectations regarding estimated liabilities related to environmental cleanup; and
•our plans and future performance.

    These forward-looking statements reflect our current views about future events and involve risks, assumptions and uncertainties. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:
•the impact of the COVID-19 pandemic on our business, suppliers, customers, consumers, employees, and communities,
•disruptions or inefficiencies in our operations or supply chain;
•the duration and spread of the COVID-19 pandemic and related government restrictions and our ability to maintain the safety of our workforce;
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
•trends and other factors affecting our financial condition or results of operations from period to period, including changes in product mix, consumer preferences or consumer demand for branded products such as ours; anticipated price and expense levels, the pricing and other actions by our competitors, particularly during periods of low consumer confidence and spending levels;
•the impact of crop disease, such as vascular diseases, one of which is known as Tropical Race 4, or TR4 (also known as Panama Disease), which can destroy banana crops and has been discovered in Latin America banana plantations;
•our ability to improve our existing quarantine policies and other prevention strategies, as well as find contingency plans, to protect our and our suppliers’ banana crops from vascular diseases;
•severe weather conditions and natural disasters, such as flooding and earthquakes, on crop quality and yields and on our ability to grow, procure or export our products;
•disruptions or issues that impact our production facilities or complex logistics network; the impact of prices for petroleum-based products and packaging materials; and the availability of sufficient labor during peak growing and harvesting seasons;
•the impact of foreign currency fluctuations;
•our plans for expansion of our business (including through acquisitions) and cost savings;
•our ability to successfully integrate acquisitions into our operations;
•the impact of impairment or other charges associated with exit activities, crop or facility damage or otherwise;

•the timing and cost of resolution of pending and future legal and environmental proceedings or investigations;
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
•exposure to product liability claims and associated regulatory and legal actions, product recalls, including the continuing impact of the 2019 Mann Packing product recall, or other legal proceedings relating to our business;
•our ability to successfully implement our Optimization Program and to realize its expected benefits within the anticipated timeframe; and
•our ability to successfully manage the risks associated with our international operations.

All forward-looking statements in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our plans and performance may also be affected by the factors described in our most recent Annual Report on Form 10-K along with other reports that we file with the Securities and Exchange Commission.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

Except as presented below, there have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K for the year ended January 1, 2021.

We are exposed to fluctuations in bunker fuel prices on our results of operations and financial condition, and we mitigate that exposure by entering into bunker fuel swap agreements which permit us to lock in bunker fuel prices. During fiscal 2020, one of our subsidiaries entered into bunker fuel swap agreements in order to hedge portions of our fuel costs incurred by our owned and chartered vessels throughout 2020 and 2021. Certain portions of these bunker fuel cash flow hedges were subsequently dedesignated during fiscal 2020 due to decreases in our forecasted fuel consumption for certain fuel types which was partially driven by the COVID-19 pandemic. During the quarter ended April 2, 2021, we made an operational decision to allocate two of our new refrigerated container vessels to service the North America West Coast, primarily as a result of our fleet optimization initiatives, significant market volatility in third-party shipping rates, and inadequate service levels from our shipping providers as it related to timeliness of delivery. This decision resulted in changes to our forecasted fuel mix, thus further decreasing the forecasted fuel consumption related to certain of our U.S. Gulf Coast contracts. Due to this strategic change as well as the previous dedesignations discussed above, we determined to voluntarily terminate the remaining outstanding portions of our fuel hedge portfolio during the first quarter of 2021.

For more information, see Note 13. "Derivative Financial Instruments" to the Consolidated Financial Statements included in Part I, Item 1. Financial Statements.

Item 4.        Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 2, 2021. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Such officers also confirm that there were no changes to our internal control over financial reporting during the quarter ended April 2, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

Tax related matters

In connection with a current examination of the tax returns in two foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing aggregating approximately $146.6 million (including interest and penalties) for tax years 2012 through 2016. We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities as we believe that the proposed adjustments are without technical merit. On September 10, 2020, we were notified that we lost our final appeal at the Administrative level in one of the foreign jurisdictions under audit for the years 2012-2015, and likewise on December 21, 2020 for the audit year 2016. For 2012-2015, we have filed a request for an injunction in the judicial courts which would defer payment, if any, until the end of the judicial process. We intend to follow the same procedure for the year 2016. Additionally, we also plan to file an administrative injunction with the Tax Administration. In parallel with the administrative procedure, we had filed an appeal in judicial court on April 30, 2020. We strongly believe we will prevail at the judicial level. If not, we will appeal to the Supreme Court. We will continue to vigorously contest the adjustments and expect to exhaust all administrative and judicial remedies necessary in both jurisdictions to resolve the matters, which could be a lengthy process.

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
_____________________
*    Furnished herewith.
**    Filed herewith.
***    Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of April 2, 2021 and January 1, 2021, (ii) Consolidated Statements of Operations for the quarters ended April 2, 2021 and March 27, 2020, (iii) Consolidated Statements of Comprehensive Income (Loss) for the quarters ended April 2, 2021 and March 27, 2020, (iv) Consolidated Statements of Cash Flows for the quarters ended April 2, 2021 and March 27, 2020, (v) Consolidated Statements of Shareholders' Equity and Redeemable Noncontrolling Interest for the quarters ended April 2, 2021 and March 27, 2020 and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fresh Del Monte Produce Inc.

Date:	May 5, 2021	By:	/s/ Youssef Zakharia
Youssef Zakharia
President & Chief Operating Officer

		By:	/s/ Eduardo Bezerra
Eduardo Bezerra
Senior Vice President & Chief Financial Officer