Form 10-Q
period 2021-07-02
FRESH DEL MONTE PRODUCE INC
filed 2021-08-04
CIK 1047340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
———————————
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 02, 2021
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

333-07708
(Commission file number)
———————————
FRESH DEL MONTE PRODUCE INC.
(Exact Name of Registrant as Specified in Its Charter)
 ———————————

Cayman Islands			N/A
(State or Other Jurisdiction of Incorporation or Organization)			(I.R.S Employer Identification No.)

c/o H&C Corporate Services Limited
P.O. Box 698, 4th Floor, Apollo House, 87 Mary Street
George Town,	Grand Cayman,	KY1-1107
Cayman Islands			N/A
(Address of Registrant’s Principal Executive Office)			(Zip Code)

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

As of July 23, 2021, there were 47,524,712 ordinary shares of Fresh Del Monte Produce Inc. issued and outstanding.

Page
PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets (unaudited) as of July 2, 2021 and January 1, 2021.	1

Consolidated Statements of Operations (unaudited) for the quarters and six months ended July 2, 2021 and June 26, 2020.	2

Consolidated Statements of Comprehensive Income (unaudited) for the quarters and six months ended July 2, 2021 and June 26, 2020.	3

Consolidated Statements of Cash Flows (unaudited) for the six months ended July 2, 2021 and June 26, 2020.	4

Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest (unaudited) for the quarters and six months ended July 2, 2021 and June 26, 2020.	5

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3. Quantitative and Qualitative Disclosures About Market Risk	41

Item 4. Controls and Procedures	42

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	43

Item 6. Exhibits	44

Signatures	45

PART I: FINANCIAL INFORMATION

Item 1.        Financial Statements

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)
(U.S. dollars in millions, except share and per share data)

	July 2, 2021	January 1, 2021
Assets
Current assets:
Cash and cash equivalents	$19.6	$16.5
Trade accounts receivable, net of allowance of $28.2 and $28.5, respectively	390.2	359.0
Other accounts receivable, net of allowance of $3.3 and $3.7, respectively	71.3	76.2
Inventories, net	495.9	507.7
Assets held for sale	24.1	18.0
Prepaid expenses and other current assets	30.9	34.9
Total current assets	1,032.0	1,012.3

Investments in and advances to unconsolidated companies	2.5	1.9
Property, plant and equipment, net	1,429.9	1,420.3
Operating lease right-of-use assets	181.4	170.5
Goodwill	424.0	424.0
Intangible assets, net	146.5	150.4
Deferred income taxes	111.9	117.0
Other noncurrent assets	46.8	46.9
Total assets	$3,375.0	$3,343.3
Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued expenses	$515.8	$511.8
Current maturities of debt and finance leases	0.1	0.2
Current maturities of operating leases	30.4	28.8
Income taxes and other taxes payable	17.0	14.0
Total current liabilities	563.3	554.8

Long-term debt and finance leases	473.4	541.8
Retirement benefits	101.7	99.0
Deferred income taxes	137.6	140.4
Operating leases, less current maturities	124.0	114.4
Other noncurrent liabilities	79.4	93.0
Total liabilities	1,479.4	1,543.4
Commitments and contingencies (See note 9)
Redeemable noncontrolling interest	49.5	50.2
Shareholders' equity:
Preferred shares, $0.01 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.01 par value; 200,000,000 shares authorized; 47,524,712 and 47,372,419 issued and outstanding, respectively	0.5	0.5
Paid-in capital	537.0	533.1
Retained earnings	1,351.6	1,271.4
Accumulated other comprehensive loss	(64.2)	(77.0)
Total Fresh Del Monte Produce Inc. shareholders' equity	1,824.9	1,728.0
Noncontrolling interests	21.2	21.7
Total shareholders' equity	1,846.1	1,749.7
Total liabilities, redeemable noncontrolling interest and shareholders' equity	$3,375.0	$3,343.3
See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(U.S. dollars in millions, except share and per share data)

	Quarter ended		Six months ended
	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
Net sales	$1,141.6	$1,092.3	$2,229.9	$2,210.3
Cost of products sold	1,031.6	1,013.6	2,014.8	2,063.1
Gross profit	110.0	78.7	215.1	147.2
Selling, general and administrative expenses	51.4	45.6	100.3	98.3
Gain on disposal of property, plant and equipment, net	1.1	1.4	3.8	1.6
Asset impairment and other charges (credits), net	0.4	1.4	(0.4)	(0.4)
Operating income	59.3	33.1	119.0	50.9
Interest expense	5.2	5.6	10.6	11.0
Interest income	—	—	0.2	0.1
Other expense, net	1.6	5.2	3.7	4.4
Income before income taxes	52.5	22.3	104.9	35.6
Provision for income taxes	4.8	4.2	15.8	4.5
Net income	$47.7	$18.1	$89.1	$31.1
Less: Net income (loss) attributable to redeemable and noncontrolling interests	0.5	0.2	(0.8)	0.2
Net income attributable to Fresh Del Monte Produce Inc.	$47.2	$17.9	$89.9	$30.9
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Basic	$0.99	$0.38	$1.89	$0.65
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Diluted	$0.99	$0.38	$1.89	$0.64
Dividends declared per ordinary share	$0.10	$0.05	$0.20	$0.15
Weighted average number of ordinary shares:
Basic	47,518,668	47,557,820	47,473,315	47,818,922
Diluted	47,699,536	47,614,553	47,619,704	47,918,071

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(U.S. dollars in millions)

	Quarter ended		Six months ended
	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
Net income	$47.7	$18.1	$89.1	$31.1
Other comprehensive income:
Net unrealized (loss) gain on derivatives, net of tax	(7.6)	3.3	18.0	(27.2)
Net unrealized foreign currency translation gain (loss)	0.5	0.9	(4.3)	(3.6)
Net change in retirement benefit adjustment, net of tax	(0.3)	—	(0.9)	0.5
Comprehensive income	$40.3	$22.3	$101.9	$0.8
Less: Comprehensive income (loss) attributable to redeemable and noncontrolling interests	0.5	0.2	(0.8)	0.2
Comprehensive income attributable to Fresh Del Monte Produce Inc.	$39.8	$22.1	$102.7	$0.6

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(U.S. dollars in millions)

	Six months ended
	July 2, 2021	June 26, 2020
Operating activities:
Net income	$89.1	$31.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46.9	46.8
Amortization of debt issuance costs	0.3	0.3
Share-based compensation expense	3.7	4.7
Asset impairments	—	2.8
Change in uncertain tax positions	1.7	—
Gain on disposal of property, plant and equipment	(3.8)	(1.6)
Deferred income taxes	0.5	(3.2)
Foreign currency translation adjustment	0.7	(1.2)
Other, net	(3.0)	—
Changes in operating assets and liabilities
Receivables	(28.8)	(9.9)
Inventories	11.4	53.6
Prepaid expenses and other current assets	3.7	(3.0)
Accounts payable and accrued expenses	18.5	(12.6)
Other noncurrent assets and liabilities	(1.4)	2.7
Net cash provided by operating activities	139.5	110.5
Investing activities:
Capital expenditures	(70.4)	(35.9)
Proceeds from sales of property, plant and equipment	11.0	2.2
Cash received from settlement of derivatives not designated as hedges	4.6	—
Other investing activities	0.3	0.5
Net cash used in investing activities	(54.5)	(33.2)
Financing activities:
Proceeds from debt	339.5	392.9
Payments on debt	(407.9)	(444.6)
Distributions to noncontrolling interests	(4.3)	(1.1)
Share-based awards settled in cash for taxes	(0.3)	(0.5)
Dividends paid	(9.5)	(7.2)
Repurchase and retirement of ordinary shares	—	(20.8)
Other financing activities	—	1.9
Net cash used in financing activities	(82.5)	(79.4)
Effect of exchange rate changes on cash	0.6	0.3
Net increase (decrease) in cash and cash equivalents	3.1	(1.8)
Cash and cash equivalents, beginning	16.5	33.3
Cash and cash equivalents, ending	$19.6	$31.5
Supplemental cash flow information:
Cash paid for interest	$12.1	$9.9
Cash paid for income taxes	$5.7	$3.4
Non-cash financing and investing activities:
Right-of-use assets obtained in exchange for new operating lease obligations	$33.1	$28.0
Retirement of ordinary shares	$—	$20.8
Dividends on restricted stock units	$0.2	$0.4
See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(Unaudited) (U.S. dollars in millions, except share data)

	Ordinary Shares Outstanding	Ordinary Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Fresh Del Monte Produce Inc. Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interest
Balance as of January 1, 2021	47,372,419	$0.5	$533.1	$1,271.4	$(77.0)	$1,728.0	$21.7	$1,749.7	$50.2
Settlement of restricted stock units	136,067	—	—	—	—	—	—	—	—
Share-based payment expense	—	—	1.6	—	—	1.6	—	1.6	—
Dividend declared	—	—	0.2	(4.9)	—	(4.7)	—	(4.7)	—
Comprehensive income:
Net income (loss)	—	—	—	42.7	—	42.7	(0.6)	42.1	(0.7)
Unrealized gain on derivatives, net of tax	—	—	—	—	25.6	25.6	—	25.6	—
Net unrealized foreign currency translation loss	—	—	—	—	(4.8)	(4.8)	—	(4.8)	—
Change in retirement benefit adjustment, net of tax	—	—	—	—	(0.6)	(0.6)	—	(0.6)	—
Comprehensive income (loss)						62.9	(0.6)	62.3	(0.7)
Balance as of April 2, 2021	47,508,486	$0.5	$534.9	$1,309.2	$(56.8)	$1,787.8	$21.1	$1,808.9	$49.5
Exercises of stock options	2,000	—	—	—	—	—	—	—	—
Settlement of restricted stock units	14,226	—	—	—	—	—	—	—	—
Share-based payment expense	—	—	2.1	—	—	2.1	—	2.1	—
Distribution to noncontrolling interests	—	—	—	—	—	—	(0.4)	(0.4)	—
Dividend declared	—	—	—	(4.8)	—	(4.8)	—	(4.8)	—
Comprehensive income:
Net income (loss)	—	—	—	47.2	—	47.2	0.5	47.7	—
Unrealized loss on derivatives, net of tax	—	—	—	—	(7.6)	(7.6)	—	(7.6)	—
Net unrealized foreign currency translation gain	—	—	—	—	0.5	0.5	—	0.5	—
Change in retirement benefit adjustment, net of tax	—	—	—	—	(0.3)	(0.3)	—	(0.3)	—
Comprehensive income (loss)						39.8	0.5	40.3	—
Balance as of July 2, 2021	47,524,712	$0.5	$537.0	$1,351.6	$(64.2)	$1,824.9	$21.2	$1,846.1	$49.5

 FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(Unaudited) (U.S. dollars in millions, except share data)

	Ordinary Shares Outstanding	Ordinary Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Fresh Del Monte Produce Inc. Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interest
Balance as of December 27, 2019	48,014,628	$0.5	$531.4	$1,252.7	$(65.4)	$1,719.2	$24.5	$1,743.7	$55.3
Settlement of restricted stock awards	7,374	—	—	—	—	—	—	—	—
Settlement of restricted stock units	150,301	—	—	—	—	—	—	—	—
Share-based payment expense	—	—	2.6	—	—	2.6	—	2.6	—
Cumulative effect adjustment of ASC 326 adoption	—	—	—	(1.2)	—	(1.2)	—	(1.2)	—
Repurchase and retirement of ordinary shares	(291,399)	—	(2.3)	(5.5)	—	(7.8)	—	(7.8)	—
Dividend declared	—	—	0.4	(5.2)	—	(4.8)	—	(4.8)	—
Comprehensive income:
Net income (loss)	—	—	—	13.0	—	13.0	(0.2)	12.8	0.2
Unrealized loss on derivatives, net of tax	—	—	—	—	(30.5)	(30.5)	—	(30.5)	—
Net unrealized foreign currency translation loss	—	—	—	—	(4.5)	(4.5)	—	(4.5)	—
Change in retirement benefit adjustment, net of tax	—	—	—	—	0.5	0.5	—	0.5	—
Comprehensive income (loss)						(21.5)	(0.2)	(21.7)	0.2
Balance as of March 27, 2020	47,880,904	$0.5	$532.1	$1,253.8	$(99.9)	$1,686.5	$24.3	$1,710.8	$55.5
Settlement of restricted stock awards	235	—	—	—	—	—	—	—	—
Settlement of restricted stock units	9,389	—	—	—	—	—	—	—	—
Share-based payment expense	—	—	2.0	—	—	2.0	—	2.0	—
Repurchase and retirement of ordinary shares	(549,836)	—	(3.9)	(9.1)	—	(13.0)	—	(13.0)	—
Dividend declared	—	—	—	(2.4)	—	(2.4)	—	(2.4)	—
Comprehensive income:
Net income (loss)	—	—	—	17.9	—	17.9	0.6	18.5	(0.4)
Unrealized gain on derivatives, net of tax	—	—	—	—	3.3	3.3	—	3.3	—
Net unrealized foreign currency translation gain	—	—	—	—	0.9	0.9	—	0.9	—
Comprehensive income (loss)						22.1	0.6	22.7	(0.4)
Balance as of June 26, 2020	47,340,692	$0.5	$530.2	$1,260.2	$(95.7)	$1,695.2	$24.9	$1,720.1	$55.1
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

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements for the six months ended July 2, 2021 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for fair presentation have been included. Operating results for the six months ended July 2, 2021 are subject to significant seasonal variations and are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information, refer to the Consolidated Financial Statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended January 1, 2021.

We are required to evaluate events occurring after July 2, 2021 for recognition and disclosure in the unaudited Consolidated Financial Statements for the six months ended July 2, 2021. Events are evaluated based on whether they represent information existing as of July 2, 2021, which require recognition in the unaudited Consolidated Financial Statements, or new events occurring after July 2, 2021 which do not require recognition but require disclosure if the event is significant to the unaudited Consolidated Financial Statements. We evaluated events occurring subsequent to July 2, 2021 through the date of issuance of these unaudited Consolidated Financial Statements.

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

New Accounting Pronouncements - Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In January 2021, the FASB issued a related amendment, ASU 2021-01, Reference Rate Reform (Topic 848): Scope. These ASUs provide optional guidance to companies to ease the potential burden associated with transitioning away from reference rates that are expected to be discontinued. The guidance provides optional expedients and exceptions to apply generally accepted accounting principles to contract modifications and hedging relationships, subject to certain criteria, that reference LIBOR or another reference rate expected to be discontinued. Companies can adopt the ASU immediately, however the guidance will only be available through December 31, 2022. We have LIBOR-based borrowings and interest rate hedges that reference LIBOR. We are currently evaluating these ASUs, which we may elect to adopt in a future period on an as-needed basis.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

3.  Asset Impairment and Other Charges (Credits), Net

The following represents a summary of asset impairment and other charges (credits), net recorded during the quarters and six months ended July 2, 2021 and June 26, 2020 (U.S. dollars in millions):

	Quarter ended			Six months ended
	July 2, 2021			July 2, 2021
	Long-lived and other asset impairment	Exit activity and other (credits) charges	Total	Long-lived and other asset impairment	Exit activity and other (credits) charges	Total
Banana segment:
Insurance recovery related to hurricanes(1)	$—	$—	$—	$—	$(0.8)	$(0.8)
Fresh and value-added products segment:
Exit costs related to European facility(2)	—	0.4	0.4	—	0.4	0.4
Total asset impairment and other charges (credits), net	$—	$0.4	$0.4	$—	$(0.4)	$(0.4)

	Quarter ended			Six months ended
	June 26, 2020			June 26, 2020
	Long-lived and other asset impairment	Exit activity and other (credits) charges	Total	Long-lived and other asset impairment	Exit activity and other (credits) charges	Total
Banana segment:
California Air Resource Board charge(3)	$—	$0.5	$0.5	$—	$1.3	$1.3
Philippine exit activities of certain low-yield areas	0.7	—	0.7	0.7	—	0.7
Fresh and value-added products segment:
California Air Resource Board charge(3)	—	0.3	0.3	—	0.7	0.7
Impairment of production facilities(4)	1.1	—	1.1	2.1	—	2.1
Insurance recovery related to product recall(5)	—	(2.0)	(2.0)	—	(6.0)	(6.0)
North America reorganization charges(6)	—	0.7	0.7	—	0.7	0.7
Other fresh and value-added products segment charges	—	0.1	0.1	—	0.1	0.1
Total asset impairment and other charges (credits), net	$1.8	$(0.4)	$1.4	$2.8	$(3.2)	$(0.4)
(1) $(0.8) million insurance recovery for the six months ended July 2, 2021 associated with damages to certain of our banana fixed assets in Guatemala caused by hurricanes Eta and Iota in the fourth quarter of 2020.
(2) $0.4 million charge for the quarter and six months ended July 2, 2021 primarily relating to severance expenses incurred in connection with the exit from a facility in Europe.
(3) $2.0 million charge for the six months ended June 26, 2020 relating to a settlement with the California Air Resource Board. This charge relates to both our banana and fresh and value-added products segments.
(4) $2.1 million asset impairment charges for the six months ended June 26, 2020 related to impairment of facilities in North America and Europe.
(5) $(6.0) million insurance recovery for the six months ended June 26, 2020 related to a voluntary recall of vegetable products in North America which was announced in the fourth quarter of 2019.
(6) $0.7 million charge for the quarter and six months ended June 26, 2020 related to severance expense incurred in connection with the reorganization of our sales and marketing function in North America.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

4. Income Taxes

In connection with a current examination of the tax returns in two foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing aggregating approximately $147.0 million (including interest and penalties) for tax years 2012 through 2016. We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities as we believe that the proposed adjustments are without technical merit.

In one of the foreign jurisdictions, we filed an appeal in judicial court on April 30, 2020. On September 10, 2020, we were notified that we lost our final appeal at the Administrative level for the years 2012-2015, and likewise on December 21, 2020 for the audit year 2016. For the years 2012-2015, we have filed a request for an injunction in judicial court which would defer payment, if any, until the end of the judicial process. We intend to follow the same procedure for the year 2016.

In the other foreign jurisdiction, the administrative process has been completed and we filed a case in judicial court on March 4, 2020.

We strongly believe we will prevail at the judicial level in both jurisdictions. If not, we will appeal to the relevant Supreme Court. We will continue to vigorously contest the adjustments and expect to exhaust all administrative and judicial remedies necessary in both jurisdictions to resolve the matters, which could be a lengthy process.

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

Provision for income taxes was $4.8 million for the second quarter of 2021 compared to $4.2 million for the second quarter of 2020, and $15.8 million for the first six months of 2021 compared to $4.5 million for the first six months of 2020. The increase in the provision for income taxes in both periods was primarily due to increased earnings in certain jurisdictions, partially offset by return-to-provision adjustments related to a change in estimate recognized in the second quarter of 2021 which included a $0.8 million benefit relating to the NOL carryback provision of the Coronavirus Aid, Relief and Economic Security (CARES) Act enacted on March 27, 2020. The tax provision for the first six months of 2020 also included a $1.7 million benefit relating to the NOL carryback provision of the CARES Act.

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

Trade Receivables

Trade receivables as of July 2, 2021 were $390.2 million, net of an allowance of $28.2 million. Our allowance for trade receivables consists of two components: a $15.2 million allowance for credit losses and a $13.0 million allowance for customer claims accounted for under the scope of ASC 606 - Revenue Recognition.

As a result of our robust credit monitoring practices, the industry in which we operate, and the nature of our customer base, the credit losses associated with our trade receivables have historically been insignificant in comparison to our annual net sales. We measure the allowance for credit losses on trade receivables on a collective (pool) basis when similar risk characteristics exist. We generally pool our trade receivables based on the geographic region or country to which the receivables relate. Receivables that do not share similar risk characteristics are evaluated for collectability on an individual basis.

Our historical credit loss experience provides the basis for our estimation of expected credit losses. We generally use a three-year average annual loss rate as a starting point for our estimation, and make adjustments to the historical loss rate to account for differences in current conditions impacting the collectability of our receivable pools. We generally monitor macroeconomic indicators to assess whether adjustments are necessary to reflect current conditions.

The table below presents a rollforward of our trade receivable allowance for credit losses for the six months ended July 2, 2021 and June 26, 2020 (U.S. dollars in millions):

	Six months ended
Trade Receivables	July 2, 2021	June 26, 2020
Allowance for credit losses:
Balance, beginning of period(1)	$15.1	$8.9
Provision for uncollectible amounts	0.1	0.9
Balance, end of period	$15.2	$9.8

(1) Beginning balance related to the six months ended June 26, 2020 includes $1.0 million increase reflecting the impact of our adoption of ASC 326 on the first day of fiscal 2020.

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

Our historical credit loss experience provides the basis for our estimation of expected credit losses. We generally use a three-year average annual loss rate as a starting point for our estimation, and make adjustments to the historical loss rate to account for differences in current or expected future conditions. We generally monitor macroeconomic indicators as well as other factors, including unfavorable weather conditions and crop diseases, which may impact the collectability of the advances when assessing whether adjustments to the historical loss rate are necessary.

The following table details the advances to growers and suppliers based on their credit risk profile (U.S. dollars in millions):

	July 2, 2021		January 1, 2021
	Current	Past-Due	Current	Past-Due
Gross advances to growers and suppliers	$28.3	$5.8	$34.3	$4.0

The allowance for advances to growers and suppliers and the related financing receivables for the six months ended July 2, 2021 and June 26, 2020 were as follows (U.S. dollars in millions):

	Six months ended
	July 2, 2021	June 26, 2020
Allowance for advances to growers and suppliers:
Balance, beginning of period(1)	$2.1	$2.3
Provision for uncollectible amounts	(0.2)	(0.1)
Deductions to allowance related to write-offs	(0.2)	(0.1)
Balance, end of period	$1.7	$2.1

(1) Beginning balance related to the six months ended June 26, 2020 includes $0.2 million increase reflecting the impact of our adoption of ASC 326 on the first day of fiscal 2020.

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

Stock-based compensation expense related to restricted stock units ("RSUs"), performance stock units ("PSUs"), and restricted stock awards ("RSAs") is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and is comprised as follows (U.S. dollars in millions):

	Quarter ended		Six months ended
	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
RSUs/PSUs	$2.1	$2.0	$3.7	$4.4
RSAs	—	—	—	0.3
Total	$2.1	$2.0	$3.7	$4.7

Restricted Stock Units and Performance Stock Units

The following table lists the various RSUs and PSUs awarded under the 2014 Plan for the six months ended July 2, 2021 and June 26, 2020:

Date of Award	Type of award	Units awarded	Price per share
For the six months ended July 2, 2021
May 4, 2021	RSU	30,317	$28.86
March 30, 2021	RSU	2,500	28.67
March 1, 2021	RSU	290,021	25.85
March 1, 2021	PSU	118,192	25.85
For the six months ended June 26, 2020
April 28, 2020	RSU	21,348	$35.13
March 30, 2020	RSU	2,500	29.61
March 23, 2020	RSU	2,500	33.53
March 2, 2020	PSU	86,954	28.74
March 2, 2020	RSU	161,093	28.74

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

The fair market value for RSUs and PSUs is based on the closing price of our stock on the grant date. We recognize expense related to RSUs and PSUs based on the fair market value, as determined on the grant date, ratably over the vesting period, provided the performance condition, if any, is probable. Forfeitures are recognized as they occur.

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

7.  Inventories, net

Inventories consisted of the following (U.S. dollars in millions):

	July 2, 2021	January 1, 2021
Finished goods	$174.5	$190.7
Raw materials and packaging supplies	153.0	136.8
Growing crops	168.4	180.2
Total inventories, net	$495.9	$507.7

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

8.  Debt and Finance Lease Obligations

The following is a summary of long-term debt and finance lease obligations (U.S. dollars in millions):

	July 2, 2021	January 1, 2021
Senior unsecured revolving credit facility (see Credit Facility below)	$473.4	$541.7
Finance lease obligations	0.1	0.3
Total debt and finance lease obligations	473.5	542.0
Less: Current maturities	(0.1)	(0.2)
Long-term debt and finance lease obligations	$473.4	$541.8

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

The Second A&R Credit Agreement requires us to comply with certain financial and other covenants. Specifically, the Second A&R Credit Agreement requires us to maintain a 1) Consolidated Leverage Ratio of not more than 3.50 to 1.00 at any time during any period of four consecutive fiscal quarters, subject to certain exceptions and 2) a minimum Consolidated Interest Coverage Ratio of not less than 2.25 to 1.00 as of the end of any fiscal quarter. Additionally, the Second A&R Credit Agreement requires us to comply with certain other covenants, including limitations on capital expenditures, stock repurchases, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales, and mergers. Under the Second A&R Credit Agreement, we are permitted to declare or pay cash dividends in any fiscal year up to an amount that does not exceed the greater of (i) an amount equal to the greater of (A) 50% of the Consolidated Net Income (as defined in the Second A&R Credit Agreement) for the immediately preceding fiscal year or (B) $25 million or (ii) the greatest amount which would not cause the Consolidated Leverage Ratio (determined on a pro forma basis) to exceed 3.25 to 1.00. The Second A&R Credit Agreement also provides an allowance for stock repurchases to be an amount not exceeding the greater of (i) $150 million in the aggregate or (ii) the amount that, after giving pro forma effect thereto and any related borrowings, will not cause the Consolidated Leverage Ratio to exceed 3.25 to 1.00. As of July 2, 2021, we were in compliance with all of the covenants contained in the Second A&R Credit Agreement.

Debt issuance costs of $1.5 million and $1.8 million are included in other noncurrent assets on our Consolidated Balance Sheets as of July 2, 2021 and January 1, 2021, respectively.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

8.  Debt and Finance Lease Obligations (continued)

We have a renewable 364-day, $25.0 million commercial stand-by letter of credit facility with Rabobank Nederland.

The following is a summary of the material terms of the Credit Facility and other working capital facilities at July 2, 2021 (U.S. dollars in millions):

	Term	Maturity date	Interest rate	Borrowing limit	Available borrowings
Bank of America credit facility	5 years	October 1, 2024	1.42%	$1,100.0	$626.6
Rabobank letter of credit facility	364 days	June 15, 2022	Varies	25.0	14.2
Other working capital facilities	Varies	Varies	Varies	20.3	10.0
				$1,145.3	$650.8

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

As of July 2, 2021, we applied $31.8 million to letters of credit and bank guarantees issued from Rabobank Nederland, Bank of America, and other banks.

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

The estimates associated with the clean-up costs are between $12.9 million and $28.7 million. The estimate on which our accrual is based totals $12.9 million. As of July 2, 2021, $12.6 million was included in other noncurrent liabilities and $0.3 million included in accounts payable and accrued expenses in our Consolidated Balance Sheets for the Kunia Well Site clean-up. We expect to expend approximately $0.4 million in 2021, $1.1 million in 2022 and $0.9 million in each of the years 2023, 2024 and 2025.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

10.  Earnings Per Share

Basic and diluted net income per ordinary share is calculated as follows (U.S. dollars in millions, except share and per share data):

	Quarter ended		Six months ended
	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
Numerator:
Net income attributable to Fresh Del Monte Produce Inc.	$47.2	$17.9	$89.9	$30.9

Denominator:
Weighted average number of ordinary shares - Basic	47,518,668	47,557,820	47,473,315	47,818,922
Effect of dilutive securities - share-based awards	180,868	56,733	146,389	99,149
Weighted average number of ordinary shares - Diluted	47,699,536	47,614,553	47,619,704	47,918,071

Antidilutive awards (1)	133,419	201,520	133,419	201,520

Net income per ordinary share attributable to Fresh Del Monte Produce Inc.:
Basic	$0.99	$0.38	$1.89	$0.65
Diluted	$0.99	$0.38	$1.89	$0.64

(1)Certain unvested RSUs and PSUs are not included in the calculation of net income per ordinary share because the effect would have been antidilutive.

11.  Retirement and Other Employee Benefits

The following table sets forth the net periodic benefit costs of our defined benefit pension plans and post-retirement benefit plans (U.S. dollars in millions):

	Quarter ended		Six months ended
	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
Service cost	$1.6	$1.6	$3.1	$3.2
Interest cost	1.3	1.5	2.7	2.9
Expected return on assets	(0.5)	(0.6)	(1.1)	(1.2)
Amortization of net actuarial loss	0.1	0.3	0.3	0.6
Net periodic benefit costs	$2.5	$2.8	$5.0	$5.5

We provide certain other retirement benefits to certain employees who are not U.S.-based and are not included above. Generally, benefits under these programs are based on an employee’s length of service and level of compensation. These programs are immaterial to our consolidated financial statements. The net periodic benefit costs related to other non-U.S.-based plans is $0.9 million for the quarter ended July 2, 2021 and $0.8 million for the quarter ended June 26, 2020. The net periodic benefit costs related to other non-U.S.-based plans is $1.8 million for the six months ended July 2, 2021 and $1.6 million for the six months ended June 26, 2020.

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

We evaluate performance based on several factors, of which net sales and gross profit by product are the primary financial measures (U.S. dollars in millions):

	Quarter ended
	July 2, 2021		June 26, 2020
Segments:	Net Sales	Gross Profit	Net Sales	Gross Profit
Fresh and value-added products	$674.0	$57.3	$636.2	$37.1
Banana	426.7	46.7	429.6	39.0
Other products and services	40.9	6.0	26.5	2.6
Totals	$1,141.6	$110.0	$1,092.3	$78.7

	Six months ended
	July 2, 2021		June 26, 2020
Segments:	Net Sales	Gross Profit	Net Sales	Gross Profit
Fresh and value-added products	$1,305.0	$108.9	$1,297.2	$79.6
Banana	844.9	95.9	856.6	63.5
Other products and services	80.0	10.3	56.5	4.1
Totals	$2,229.9	$215.1	$2,210.3	$147.2

	Quarter ended		Six months ended
Net Sales by geographic region:	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
North America	$680.7	$667.1	$1,329.2	$1,372.7
Europe	190.5	164.0	380.5	335.2
Asia	145.5	134.1	268.3	247.3
Middle East	110.1	114.2	214.8	226.6
Other	14.8	12.9	37.1	28.5
Totals	$1,141.6	$1,092.3	$2,229.9	$2,210.3

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

12.  Business Segment Data (continued)

The following table indicates our net sales by product and the percentage of the total (U.S. dollars in millions):

	Quarter ended				Six months ended
	July 2, 2021		June 26, 2020		July 2, 2021		June 26, 2020
Fresh and value-added products:
Fresh-cut fruit	$135.1	12%	$109.3	10%	$248.3	11%	$225.4	10%
Fresh-cut vegetables	93.2	8%	85.0	8%	182.1	8%	186.3	9%
Pineapples	147.9	13%	113.9	10%	271.9	12%	216.0	10%
Avocados	86.2	7%	92.7	9%	169.7	8%	185.3	9%
Non-tropical fruit	58.3	5%	75.2	7%	118.4	5%	137.6	6%
Prepared foods	72.7	6%	69.9	6%	147.3	7%	138.7	6%
Melons	17.9	2%	20.0	2%	44.9	2%	63.9	3%
Tomatoes	9.3	1%	10.2	1%	18.0	1%	23.8	1%
Vegetables	32.4	3%	35.0	3%	63.6	3%	74.3	3%
Other fruit and vegetables	21.0	2%	25.0	2%	40.8	2%	45.9	2%
Total fresh and value-added products	674.0	59%	636.2	58%	1,305.0	59%	1,297.2	59%
Banana	426.7	37%	429.6	39%	844.9	38%	856.6	39%
Other products and services	40.9	4%	26.5	3%	80.0	3%	56.5	2%
Totals	$1,141.6	100%	$1,092.3	100%	$2,229.9	100%	$2,210.3	100%

Our net sales by product disclosure for the quarter and six months ended June 26, 2020 in the table above has been adjusted to reflect a reclassification between product categories within our fresh and value-added products segment as the result of a refinement in our definition of prepared foods which we adopted in March 2021. For the quarter ended June 26, 2020, this reclassification resulted in an increase in revenues to our prepared foods category of $3.2 million and a decrease in revenues to the following product categories: fresh-cut fruit - $1.1 million; fresh-cut vegetables - $1.3 million; and avocados - $0.8 million. For the six months ended June 26, 2020, this reclassification resulted in an increase in revenues to our prepared foods category of $7.4 million and a decrease in revenues to the following product categories: fresh-cut fruit - $2.8 million; fresh-cut vegetables - $2.9 million; and avocados - $1.7 million. On a full year basis for the year ended January 1, 2021, the reclassification resulted in an increase in revenues to our prepared foods category of $14.0 million and a decrease in revenues to the following product categories: fresh-cut fruit - $4.2 million; fresh-cut vegetables - $4.9 million; and avocados - $4.9 million. This reclassification will be reflected accordingly in our future filings with the SEC.

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

Certain of our derivative instruments contain provisions that require the current credit relationship between us and our counterparty to be maintained throughout the term of the derivative instruments. If that credit relationship changes, certain provisions could be triggered, and the counterparty could request immediate collateralization of derivative instruments in a net liability position above a certain threshold. The aggregate fair value of all derivative instruments with a credit-risk-related contingent feature that are in a liability position on July 2, 2021 is $42.2 million. As of July 2, 2021, no triggering event has occurred and thus we are not required to post collateral.

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

Foreign Currency Hedges

We are exposed to fluctuations in currency exchange rates against the U.S. dollar on our results of operations and financial condition, and we mitigate that exposure by entering into foreign currency forward contracts. Certain of our subsidiaries periodically enter into foreign currency forward contracts in order to hedge portions of forecasted sales or cost of sales denominated in foreign currencies, which generally mature within one year. Our foreign currency hedges were entered into for the purpose of hedging portions of our 2021, 2022 and 2023 foreign currency exposure.

The foreign currency forward contracts qualifying as cash flow hedges were designated as single-purpose cash flow hedges of forecasted cash flows.

We had the following outstanding foreign currency forward contracts as of July 2, 2021 (in millions):

Foreign currency contracts qualifying as cash flow hedges:	Notional amount
Euro	EUR	113.1
British pound	GBP	15.7
Japanese yen	JPY	3,296.0
Chilean peso	CLP	61,899.8
Kenya shilling	KES	1,832.7
Korean won	KRW	36,273.0

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

13.  Derivative Financial Instruments (continued)

Bunker Fuel Hedges

We are exposed to fluctuations in bunker fuel prices on our results of operations and financial condition, and we mitigate that exposure by entering into bunker fuel swap agreements which permit us to lock in bunker fuel prices. During fiscal 2020, one of our subsidiaries entered into bunker fuel swap agreements to hedge portions of our fuel expenses incurred by our owned and chartered vessels throughout 2020 and 2021. We designated our bunker fuel swap agreements as cash flow hedges.

During fiscal 2020, we dedesignated portions of our bunker fuel cash flow hedges due to decreases in our forecasted fuel consumption for certain fuel types which was partially driven by the delay of the receipt of three of our six new refrigerated container vessels due to the COVID-19 pandemic. Subsequently, during the first quarter of 2021, we made an operational decision to allocate two of our new refrigerated container vessels to service the North America West Coast, primarily as a result of our fleet optimization initiatives, significant market volatility in third-party shipping rates, and inadequate service levels from our shipping providers as it related to timeliness of delivery. This decision resulted in changes to our forecasted fuel mix, thus further decreasing the forecasted fuel consumption related to certain of our U.S. Gulf Coast contracts. Due to this strategic change as well as a result of the previous dedesignations discussed above, we determined to voluntarily terminate the remaining outstanding portions of our fuel hedge portfolio, consisting of a notional amount of 75,342 metric tons, during the first quarter of 2021. At the time of termination, a hedging relationship is dedesignated if it had not already met a separate criteria for dedesignation.

We recorded a gain of $3.3 million during the six months ended July 2, 2021 related to our dedesignated bunker fuel swaps in other expense, net. A net gain of $2.5 million associated with our terminated bunker fuel swaps remains deferred in accumulated other comprehensive loss related to forecasted transactions that are still probable of occurring within two months of the originally specified timeframe.

Interest Rate Contracts

We are exposed to fluctuations in variable interest rates on our results of operations and financial condition and we mitigate that exposure by entering into interest rate swaps. We entered into interest rate swaps in order to hedge the risk of the fluctuation on future interest payments related to our variable rate LIBOR-based borrowings through 2028.

Gains or losses on interest rate swaps are recorded in other comprehensive income and are subsequently reclassified into earnings as the interest expense on debt is recognized in earnings. At July 2, 2021, the notional value of interest rate contracts outstanding was $400.0 million, with $200.0 million maturing in 2024 and the remaining $200.0 million maturing in 2028. Refer to Note 8, “Debt and Finance Lease Obligations.”

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

13.  Derivative Financial Instruments (continued)

The following table reflects the fair values of derivative instruments, which are designated as level 2 in the fair value hierarchy, as of July 2, 2021 and January 1, 2021 (U.S. dollars in millions):

	Derivatives designated as hedging instruments (1)
	Foreign exchange contracts		Bunker fuel swaps		Interest rate swaps		Total
Balance Sheet location:	July 2, 2021	January 1, 2021	July 2, 2021	January 1, 2021	July 2, 2021	January 1, 2021	July 2, 2021	January 1, 2021
Asset derivatives:
Prepaid expenses and other current assets	$3.1	$1.3	$—	$1.6	$—	$—	$3.1	$2.9
Other noncurrent assets	—	0.3	—	—	—	—	—	0.3
Total asset derivatives	$3.1	$1.6	$—	$1.6	$—	$—	$3.1	$3.2

Liability derivatives:
Accounts payable and accrued expenses	$1.3	$8.5	$—	$0.2	$—	$—	$1.3	$8.7
Other noncurrent liabilities	2.4	—	—	—	38.5	50.6	40.9	50.6
Total liability derivatives	$3.7	$8.5	$—	$0.2	$38.5	$50.6	$42.2	$59.3

(1) See Note 14, "Fair Value Measurements", for fair value disclosures.

At January 1, 2021, $1.3 million was included in prepaid expenses and other current assets and $0.3 million was included in accounts payable and accrued expenses for the portions of our bunker fuel swap contracts which were no longer designated as hedging instruments.

We expect that $6.6 million of the net fair value of designated and dedesignated hedges recognized as a net loss in accumulated other comprehensive loss will be transferred to earnings during the next 12 months and the remaining net loss of $30.0 million over a period of 7 years, along with the earnings effect of the related forecasted transactions.

The following table reflects the effect of derivative instruments on the Consolidated Statements of Comprehensive Income for the quarters and six months ended July 2, 2021 and June 26, 2020 (U.S. dollars in millions):

	Net amount of (loss) gain recognized in other comprehensive income on derivatives
	Quarter ended		Six months ended
Derivative instruments	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
Foreign exchange contracts	$(4.5)	$(1.0)	$6.7	$(1.7)
Bunker fuel swaps	(1.6)	6.1	0.8	(2.2)
Interest rate swaps, net of tax	(1.5)	(1.8)	10.5	(23.3)
Total	$(7.6)	$3.3	$18.0	$(27.2)

Refer to Note 15, “Accumulated Other Comprehensive Loss”, for the effect of derivative instruments on the Consolidated Statements of Operations related to amounts reclassified from accumulated other comprehensive loss for the quarters ended July 2, 2021 and June 26, 2020.

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

The following table provides a summary of the fair values of our derivative financial instruments measured on a recurring basis (U.S. dollars in millions):

Fair value measurements
	Foreign currency forward contracts, net liability		Bunker fuel contracts, net asset (1)		Interest rate contracts, net liability
	July 2, 2021	January 1, 2021	July 2, 2021	January 1, 2021	July 2, 2021	January 1, 2021
Quoted prices in active markets for identical assets (Level 1)	$—	$—	$—	$—	$—	$—
Significant observable inputs (Level 2)	(0.6)	(6.9)	—	2.4	(38.5)	(50.6)
Significant unobservable inputs (Level 3)	—	—	—	—	—	—

(1) Includes both designated and dedesignated cash flow hedges as of January 1, 2021. Refer to Note 13, “Derivative Financial Instruments”, for the balances of each.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

14.  Fair Value Measurements (continued)

During fiscal 2020, we performed a comprehensive review of our asset portfolio aimed at identifying non-strategic and underutilized assets to dispose of while reducing costs and driving further efficiencies in our operations (the "Optimization Program"). As a result of the review, we identified property, plant, and equipment across various of our regions which we intend to sell through the first quarter of 2022. These assets met the held for sale criteria as of July 2, 2021, and primarily relate to our fresh and value-added products segment. Included in the $24.1 million of assets held for sale as of July 2, 2021 were the following: $12.5 million consists of facilities, equipment and related assets in the Middle East, Europe and the United States, $2.2 million is related to vacant land located in Mexico, $4.3 million consists of an office, farm land and associated assets in Chile, and the remaining $5.1 million consists of farm land and associated assets in Asia and Central America. These assets are recognized at the lower of cost or fair value less cost to sell. The fair value measurements for our held for sale assets are generally based on Level 3 inputs, which include information obtained from third-party appraisals.

During the six months ended July 2, 2021, we received proceeds of $9.8 million from the sale of assets previously held for sale and recorded a gain on disposal of property, plant and equipment, net of $3.7 million.

15.  Accumulated Other Comprehensive Loss

The following table includes the changes in accumulated other comprehensive loss by component (U.S. dollars in millions):

	Changes in Accumulated Other Comprehensive Loss by Component (1)
	Cash Flow Hedges		Foreign Currency Translation Adjustment		Retirement Benefit Adjustment	Total
	Six months ended July 2, 2021
Balance at January 1, 2021	$(49.6)		$(3.3)		$(24.1)	$(77.0)
Other comprehensive income (loss) before reclassifications	15.2	(3)	(4.3)	(2)	(1.4)	9.5
Amounts reclassified from accumulated other comprehensive loss	2.8	(4)	—		0.5	3.3
Net current period other comprehensive income (loss)	18.0		(4.3)		(0.9)	12.8
Balance at July 2, 2021	$(31.6)		$(7.6)		$(25.0)	$(64.2)

	Six months ended June 26, 2020
Balance at December 27, 2019	$(25.5)		$(15.8)		$(24.1)	$(65.4)
Other comprehensive income (loss) before reclassifications	(29.2)	(3)	(3.6)	(2)	(0.1)	(32.9)
Amounts reclassified from accumulated other comprehensive loss	2.0	(4)	—		0.6	2.6
Net current period other comprehensive income (loss)	(27.2)		(3.6)		0.5	(30.3)
Balance at June 26, 2020	$(52.7)		$(19.4)		$(23.6)	$(95.7)

(1) All amounts are net of tax and noncontrolling interest.
(2) Includes a loss of $3.1 million and a gain of $1.6 million for the six months ended July 2, 2021 and six months ended June 26, 2020, respectively, on intra-entity foreign currency transactions that are of a long-term-investment nature.
(3) Includes a tax effect of $(1.6) million and $3.4 million for the six months ended July 2, 2021 and six months ended June 26, 2020, respectively.
(4) Includes amounts reclassified for both designated and dedesignated cash flow hedges. Refer to the following table for the amounts of each.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

15.  Accumulated Other Comprehensive Loss (continued)

The following table includes details about amounts reclassified from accumulated other comprehensive loss by component (U.S. dollars in millions):

	Amount of (gain) loss reclassified from accumulated other comprehensive loss
	July 2, 2021		June 26, 2020
Details about accumulated other comprehensive loss components	Quarter ended	Six months ended	Quarter ended	Six months ended	Affected line item in the statement where net income is presented
Cash flow hedges:
Designated as hedging instruments:
Foreign currency cash flow hedges	$0.1	$0.7	$(1.6)	$(2.6)	Net sales
Foreign currency cash flow hedges	0.2	0.6	(0.5)	(0.6)	Cost of products sold
Bunker fuel swaps	—	—	1.1	1.1	Cost of products sold
Interest rate swaps	2.9	5.7	2.4	3.6	Interest expense
Bunker fuel swaps no longer designated as hedging instruments	(1.6)	(3.2)	—	—	Cost of products sold
Bunker fuel swaps no longer designated as hedging instruments	—	(1.0)	0.5	0.5	Other expense, net
Total	$1.6	$2.8	$1.9	$2.0

Amortization of retirement benefits:
Actuarial losses	0.3	0.5	0.3	0.6	Other expense, net
Total	$0.3	$0.5	$0.3	$0.6

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

16.  Shareholders’ Equity

Our shareholders have authorized 50,000,000 preferred shares at $0.01 par value, of which none are issued or outstanding at July 2, 2021, and 200,000,000 ordinary shares at $0.01 par value, of which 47,524,712 are issued and outstanding at July 2, 2021.

On February 21, 2018, our Board of Directors approved a three-year stock repurchase program of up to $300.0 million of our ordinary shares that expired during the first quarter of 2021. No shares were repurchased under this program subsequent to the second quarter of 2020.

The below is a summary of the dividends paid per share for the quarters ended July 2, 2021 and June 26, 2020. These dividends were declared and paid within the same fiscal quarter.

Six months ended
July 2, 2021		June 26, 2020
Dividend Payment Date	Cash Dividend per Ordinary Share	Dividend Payment Date	Cash Dividend per Ordinary Share
June 11, 2021	$0.10	June 5, 2020	$0.05
April 2, 2021	0.10	March 27, 2020	0.10

We paid $9.5 million in dividends during the six months ended July 2, 2021 and $7.2 million in dividends during the six months ended June 26, 2020.

On August 3, 2021, our Board of Directors declared a quarterly cash dividend of fifteen cents ($0.15) per share, payable on September 10, 2021 to shareholders of record on August 18, 2021.

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

Our vision is to inspire healthy lifestyles through wholesome and convenient products. Our strategy is founded on six goals:

COVID-19 Pandemic Impact

In March 2020, the World Health Organization declared the current outbreak of coronavirus (“COVID-19”) a global pandemic. In response to the COVID-19 pandemic, we have taken various preventative and protective measures to support our team members, customers, suppliers, and local communities. These measures included additional operating procedures and safety protocols at our production facilities, activation of our supply chain contingency plans to mitigate service disruptions, and the continuous monitoring of guidance from health officials and governmental authorities in determining the appropriate restrictions to put in place at each of our locations. These measures have allowed us to maintain our commitment to providing healthy, convenient and safe Del Monte® branded products around the world during this critical time.

The COVID-19 pandemic began having a material adverse impact on our results of operations during the first quarter of 2020 which has continued, to a lesser extent, into the second quarter of 2021. Government imposed mandatory closures and restrictions across various of our key global markets have resulted in volatile supply and demand conditions for certain of our products as well as reduced demand in our foodservice distribution channel, factors which continue to persist through the date of this report. During fiscal 2020, we were also negatively impacted by service cancellations and containers that could not clear at certain ports in Asia as well as increased expenses, particularly in our farming operations in Central America where we incurred incremental costs to implement social distancing protocols and more frequent cleaning cycles. While service at the ports have improved during the current year, to the extent that various regions of the world implement significant shut-downs we could experience similar delays in 2021.

In early 2021, health agencies in certain regions where we operate, including North America and Europe, approved vaccines for combating the COVID-19 virus. While administration of the vaccines is currently underway, mass distribution is unlikely to occur until late 2021 or, in the case of certain other major countries we operate in, 2022. However, actual vaccination results are ultimately dependent on, among other factors, vaccine availability and their acceptance by individuals which are difficult to predict. Accordingly, the pace of the recovery from the COVID-19 pandemic as well as the potential for significant resurgences of the virus are not presently known. While we believe that we will ultimately emerge from these events well positioned for long-term growth and have seen a lesser negative impact on our financial results thus far in fiscal 2021 when compared to prior-year, the uncertainties with respect to the COVID-19 pandemic remain and, as such, we cannot reasonably estimate the duration or extent of its adverse impact on our business, operating results, and long-term liquidity position.

Refer to the "Results of Operations" and “Liquidity and Capital Resources” sections below for further discussion.

Optimization Program

During fiscal 2020, we performed a comprehensive review of our asset portfolio aimed at identifying non-strategic and underutilized assets to dispose of while reducing costs and driving further efficiencies in our operations (hereon referred to as the “Optimization Program”). As a result of the review, we identified assets across all of our regions which we plan to sell through the first quarter of 2022 for total anticipated cash proceeds of approximately $100.0 million. These assets primarily consist of underutilized facilities and land, and those pending to be sold are currently reflected in assets held for sale on our Consolidated Balance Sheet. As of the quarter ended July 2, 2021, we have received cash proceeds of $50.5 million in connection with asset sales under the Optimization Program (approximately $40.0 million of which was received in our 2020 fiscal year).

Included as part of this Optimization Program is the consolidation of our Mann Packing operations from four facilities into one facility in Gonzales, California. The consolidation of Mann Packing will allow us the unique advantage of processing fresh-cut fruit and fresh-cut vegetables in one facility in the Salinas Valley and will optimize labor and distribution costs. We completed our move to Gonzales in the third quarter of 2020, which we anticipate will enable us to improve gross profit in our fresh and value-added products segment by approximately $10 million on an annual basis, once volumes return to pre-pandemic activity. While we have realized cost savings in connection with the consolidation of our Mann Packing operations as of the quarter ended July 2, 2021, our financial results for this business continue to be negatively impacted by reduced demand in our foodservice distribution channel and increased production, labor, and logistical costs which have adversely affected gross profit in our fresh and value-added products business segment.

Income Taxes

In connection with a current examination of the tax returns in two foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing aggregating approximately $147.0 million (including interest and penalties) for tax years 2012 through 2016. We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities as we believe that the proposed adjustments are without technical merit.

In one of the foreign jurisdictions, we filed an appeal in judicial court on April 30, 2020. On September 10, 2020, we were notified that we lost our final appeal at the Administrative level for the years 2012-2015, and likewise on December 21, 2020 for the audit year 2016. For the years 2012-2015, we have filed a request for an injunction in judicial court which would defer payment, if any, until the end of the judicial process. We intend to follow the same procedure for the year 2016.

In the other foreign jurisdiction, the administrative process has been completed and we filed a case in judicial court on March 4, 2020.

We strongly believe we will prevail at the judicial level in both jurisdictions. If not, we will appeal to the relevant Supreme Court. We will continue to vigorously contest the adjustments and expect to exhaust all administrative and judicial remedies necessary in both jurisdictions to resolve the matters, which could be a lengthy process.

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

RESULTS OF OPERATIONS

Consolidated Financial Results

The following summarizes the more significant factors impacting our operating results for the 13-week and 39-week periods ended July 2, 2021 (also referred to as the “second quarter of 2021” and “first six months of 2021,” respectively) and June 26, 2020 (also referred to as the “second quarter of 2020” and “first six months of 2020,” respectively).

	Quarter ended		Six months ended
	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
Net sales	$1,141.6	$1,092.3	$2,229.9	$2,210.3
Gross profit	110.0	78.7	215.1	147.2
Selling, general and administrative expenses	51.4	45.6	100.3	98.3
Operating income	59.3	33.1	119.0	50.9

Net Sales - Net sales for the second quarter of 2021 increased $49.3 million, or 5%, when compared with the second quarter of 2020, and increased $19.6 million, or 1%, for the first six months of 2021 when compared with the first six months of 2020. The increase in net sales for the second quarter and first six months of 2021 was attributable to (i) higher net sales in our fresh and value-added products segment, primarily driven by higher per unit sales prices, and (ii) higher net sales of non-produce services and poultry and meats within our other products and services segment, (iii) partially offset by a slight decrease in net sales in our banana segment as a result of lower sales volumes offset by higher per unit sales prices. The overall increase was also partially offset by the negative impact of the COVID-19 pandemic on the first six months of 2021 which reduced net sales by an estimated $19.4 million in January and February when compared to the corresponding prior-year period which was not significantly affected by the pandemic, primarily based on historical trends in our foodservice distribution channel.

Gross Profit - Gross profit for the second quarter of 2021 increased $31.3 million, or 40%, when compared to the second quarter of 2020, and increased $67.9 million, or 46%, for the first six months of 2021 when compared to the first six months of 2020. The increase in gross profit for the second quarter and first six months of 2021 was driven by higher gross profit in all of our business segments. Specifically, the increase relates to (1) growth in our fresh and value-added products segment driven by pineapples, which realized a robust increase in gross profit both sequentially and compared to the prior-year period mainly due to less restrictions on social gatherings in certain key markets which had a positive impact on demand, (2) higher per unit sales prices and lower per unit ocean freight costs in our banana segment, and (3) higher non-produce services net sales. The overall increase in gross profit was partially offset by higher per unit fuel, labor, inland freight, packaging, production and procurement costs which were negatively impacted by inflationary market pressures and other unfavorable economic conditions, including lack of sufficient labor availability, in the current year. We expect these cost pressures to continue to negatively impact our gross profit in future periods. Gross margin increased 240 basis points from 7.2% in the second quarter of 2020 to 9.6% in the second quarter of 2021, and increased 290 basis points from 6.7% in the first six months of 2020 to 9.6% in the first six months of 2021.

Selling, General and Administrative Expenses - Selling, general and administrative expenses increased $5.8 million, or 13%, in the second quarter of 2021 when compared with the second quarter of 2020, and increased $2.0 million, or 2% in first six months of 2021 when compared with the first six months of 2020. The increase in both periods was primarily due to higher administrative expenses in the current year, including higher employee benefit, travel, and legal costs.

Gain on Disposal of Property, Plant and Equipment, Net - The gain on disposal of property, plant and equipment, net of $1.1 million during the second quarter of 2021 primarily related to a gain on the sale of vacant land in the Middle East. For first six months of 2021, gain on disposal of property, plant and equipment, net also included a $2.4 million gain on the sale of a refrigerated vessel. Gain on disposal of property, plant and equipment, net for the first six months of 2020 primarily related to gains on the sale of surplus land in Chile and marine equipment.

Asset Impairment and Other Charges (Credits), Net - Asset impairment and other charges (credits), net were $0.4 million during the second quarter of 2021, as compared with $1.4 million during the second quarter of 2020. Asset impairment and other charges (credits), net for the second quarter of 2021 were primarily related to severance expenses incurred in connection with the exit from a facility in Europe. For the second quarter of 2020, asset impairment and other charges (credits), net primarily consisted of asset impairments related to certain of our North America and European production facilities and low-yielding banana plants in the Philippines, offset by an insurance recovery related to the 2019 voluntary product recall.

Asset impairment and other charges (credits), net were $(0.4) million during both the first six months of 2021 and the first six months of 2020. The first six months of 2021 primarily included a $(0.8) million insurance recovery associated with damages to certain of our banana segment fixed assets in Guatemala caused by hurricanes Eta and Iota in the fourth quarter of 2020, partially offset by the severance expenses discussed above. Asset impairment and other charges (credits), net for the first six months of 2020 primarily consisted of an insurance recovery related to the 2019 voluntary product recall, partially offset by asset impairments, mainly related to certain of our North America and European production facilities and low-yielding banana plants in the Philippines, and a legal settlement charge.

Operating Income - Operating income increased by $26.2 million, or 79%, in the second quarter of 2021 when compared with the second quarter of 2020, and increased by $68.1 million, or 134%, in the first six months of 2021 when compared with the first six months of 2020. The increase in both periods was primarily due to higher gross profit, partially offset by higher selling, general and administrative expenses.

Interest Expense - Interest expense decreased by $0.4 million in both the second quarter and first six months of 2021 when compared with the comparative prior-year periods, principally due to lower interest rates and lower average debt balances.

Other Expense, Net - Other expense, net decreased by $3.6 million in the second quarter of 2021 when compared with the second quarter of 2020 primarily as a result of lower foreign exchange losses in the current year period. Other expense, net decreased $0.7 million in the first six months of 2021 when compared with the first six months of 2020 mainly due to gains in the current year period associated with fuel derivatives no longer designated as hedging instruments, partially offset by higher foreign exchange losses.

Provision for Income Taxes - Provision for income taxes increased $0.6 million in the second quarter of 2021 when compared with the second quarter of 2020 and increased $11.3 million in the first six months of 2021 when compared with the first six months of 2020. The increase in both periods was primarily due to increased earnings in certain jurisdictions, partially offset by return-to-provision adjustments related to a change in estimate recognized in the second quarter of 2021 which included a $0.8 million benefit relating to the NOL carryback provision of the Coronavirus Aid, Relief and Economic Security (CARES) Act enacted on March 27, 2020. The tax provision for the first six months of 2020 also included a $1.7 million benefit relating to the NOL carryback provision of the CARES Act.

Financial Results by Segment

The following table presents net sales and gross profit by segment, and in each case, the percentage of the total represented thereby (U.S. dollars in millions):

	Quarter ended
	July 2, 2021				June 26, 2020
Segment	Net Sales		Gross Profit		Net Sales		Gross Profit
Fresh and value-added products	$674.0	59%	$57.3	52%	$636.2	58%	$37.1	47%
Banana	426.7	37%	46.7	43%	429.6	39%	39.0	50%
Other products and services	40.9	4%	6.0	5%	26.5	3%	2.6	3%
Totals	$1,141.6	100%	$110.0	100%	$1,092.3	100%	$78.7	100%

	Six months ended
	July 2, 2021				June 26, 2020
Segment	Net Sales		Gross Profit		Net Sales		Gross Profit
Fresh and value-added products	$1,305.0	59%	$108.9	51%	$1,297.2	59%	$79.6	54%
Banana	844.9	38%	95.9	44%	856.6	39%	63.5	43%
Other products and services	80.0	3%	10.3	5%	56.5	2%	4.1	3%
Totals	$2,229.9	100%	$215.1	100%	$2,210.3	100%	$147.2	100%

Fresh and value-added products

Second Quarter of 2021 Compared with Second Quarter of 2020

Net sales in the fresh and value-added products segment increased $37.8 million, or 6%, mainly due to higher net sales of pineapples, fresh-cut fruits and fresh-cut vegetables as a result of less restrictions on social gatherings in certain key markets which had a positive impact on demand when compared to the prior-year period. Partially offsetting the increase were decreases in net sales of non-tropical fruit and avocados.

•Pineapple net sales increased in all our regions driven by higher per unit sales prices and sales volumes.

•Fresh-cut fruit net sales increased primarily in Europe and North America driven by higher sales volumes and per unit sales prices.

•Fresh-cut vegetable net sales increased primarily in the Middle East and in our Mann Packing business in North America, driven by higher sales volumes and per unit sales prices.

•Non-tropical fruit net sales decreased primarily in the Middle East and, to a lesser extent, North America and Asia. The volume of our non-tropical fruit season was negatively impacted by severe rainstorms in Chile which caused damage to certain of our farms in the first quarter of 2021. Additionally, the Middle East and Asia realized lower per unit sales prices due to lower demand and excess industry supply in certain markets, partially offset by higher per unit sales prices in North America due to product mix.

•Avocado net sales decreased primarily due to lower sales volumes and per unit sales prices, mainly as a result of excess supply in the market.

Gross profit of fresh and value-added products increased $20.2 million, or 54%, primarily due to higher gross profit on pineapples, prepared food products, melons, and fresh-cut fruit. Partially offsetting the increase was decreased gross profit on fresh-cut vegetables and avocados. Gross margin increased 270 basis points to 8.5% from 5.8%. Gross profit in the second quarter of 2020 included $9.0 million of inventory write-offs due to the COVID-19 pandemic.

•Pineapple gross profit increased across all our regions. North America realized the largest increase due to higher per unit sales prices and sales volumes coupled with lower per unit ocean freight costs. This increase was partially offset by higher per unit fuel, labor, inland freight, packaging, production and procurement costs.

•Prepared food products gross profit increased in Europe and North America. In Europe, the increase was driven by higher per unit sales prices while North America realized lower costs per unit.

•Melon gross profit increased primarily in North America due to higher per unit sales prices of cantaloupes, partially offset by higher per unit product costs primarily as a result of lower volumes due to the negative impact of hurricanes Eta and Iota on our harvest in the fourth quarter of 2020.

•Fresh-cut fruit gross profit increased primarily in Europe and North America driven by higher per unit sales prices and sales volumes.

•Fresh-cut vegetable gross profit decreased in our Mann Packing business in North America driven by higher per unit product and distribution costs, partially offset by higher per unit sales prices.

•Avocado gross profit decreased primarily driven by lower per unit sales prices coupled with higher per unit distribution costs as a result of lower sales volume.

First Six Months of 2021 Compared with First Six Months of 2020

Net sales in the fresh and value-added products segment increased $7.8 million, or 1%, in the first six months of 2021 principally as a result of increased net sales of pineapples, fresh-cut fruits and prepared food products. This improvement was primarily the result of fewer restrictions on social gatherings in certain key markets which had a positive impact on demand when compared to the prior-year period. Partially offsetting the increase were decreases in net sales of non-tropical fruit, melons, avocados, vegetables and fresh-cut vegetables.

•Pineapple net sales increased in all our regions, driven by higher sales volumes and per unit sales prices.

•Fresh-cut fruit net sales increased across most of our regions, primarily Europe and North America due to higher sales volumes and per unit sales prices.

•Prepared food product net sales increased in the Middle East and Europe. The increase in the Middle East was due to higher sales volumes while the increase in Europe was due to higher per unit sales prices.

•Non-tropical fruit net sales decreased primarily in the Middle East, North America and Asia, mainly due to lower sales volumes. The volume of our non-tropical fruit season was negatively impacted by severe rainstorms in Chile which caused damage to certain of our farms at the beginning of 2021.

•Melon net sales decreased primarily due to reduced sales volumes in North America as a result of lower volumes from our Guatemala harvest, which was negatively impacted by crop damage caused by hurricanes Eta and Iota in the fourth quarter of 2020. The decrease in net sales was partially offset by higher per unit sales prices.

•Avocado net sales decreased primarily due to lower per unit sales prices mainly as a result of excess supply in the market, partially offset by higher sales volumes.

•Vegetable and fresh-cut vegetable net sales decreased primarily due to lower sales in North America, including our Mann Packing operations. The decrease was driven by lower sales volumes partially offset by higher per unit sales prices.

Gross profit in the fresh and value-added products segment increased $29.3 million, or 37%, principally due to increased gross profit on pineapples, prepared food products, melons and fresh-cut fruit. Partially offsetting the increase were decreases in gross profit on fresh-cut vegetables, non-tropical fruit, and vegetables. Gross margin increased 220 basis points to 8.3% from 6.1%. Gross profit in the first six months of 2020 included $16.6 million of inventory write-offs driven by the COVID-19 pandemic.

•Pineapple gross profit increased across all our regions. The overall increase was primarily driven by higher per unit sales prices and sales volumes coupled with lower per unit ocean freight costs. This increase was partially offset by higher per unit fuel, labor, inland freight, packaging, production and procurement costs.

•Prepared food products gross profit increased in Europe and North America. The increase in Europe was driven by higher per unit sales prices while the increase in North America was driven by higher sales volumes coupled with lower per unit production costs driven by product mix.

•Melon gross profit increased primarily in North America due to higher per unit sales prices of cantaloupes and lower ocean freight costs, partially offset by higher per unit distribution costs and higher per unit product costs as a result of lower volumes from our Guatemala harvest, which was negatively impacted by crop damage caused by hurricanes Eta and Iota in the fourth quarter of 2020.

•Fresh-cut fruit gross profit increased primarily in Europe and North America, mainly driven by higher per unit sales prices and sales volumes.

•Fresh-cut vegetables and vegetables gross profit decreased primarily in our Mann Packing business in North America, driven by higher per unit product costs as a result of lower sales volume, partially offset by higher per unit sales prices.

•Non-tropical fruit gross profit decreased primarily due to severe rainstorms in Chile which caused damage to certain of our farms at the beginning of 2021, resulting in $3.4 million in inventory write-offs. Additionally, gross profit decreased in Asia and the Middle East mainly as a result of lower per unit sales prices and sales volumes due to a combination of lower demand and excess industry supply, partially offset by lower per unit distribution and production costs. The decrease was also partially offset by an increase in gross profit in North America.

Banana

Second Quarter of 2021 Compared with Second Quarter of 2020

Net sales of bananas decreased by $2.9 million, or 1%, principally due to lower net sales in the Middle East, and, to a lesser extent, North America, partially offset by higher net sales in Europe and Asia.

Gross profit in the banana segment increased $7.7 million, or 20%, primarily driven by North America and Europe, partially offset by lower gross profit in Asia and the Middle East. The improved gross profit in North America and Europe was mainly due to higher per unit sales prices and lower per unit ocean freight costs. These improvements were partially offset by higher fuel, labor, inland freight, packaging, production and procurement costs. Gross margin increased 180 basis points to 10.9% from 9.1%. Gross profit in the second quarter of 2020 included $1.6 million of inventory write-offs attributable to our banana segment as a result of the COVID-19 pandemic.

First Six Months of 2021 Compared with First Six Months of 2020

Net sales of bananas decreased by $11.7 million, or 1%, principally due to lower net sales in the Middle East and North America, partially offset by higher net sales in Asia and Europe.

Gross profit in the banana segment increased by $32.4 million, or 51%, primarily driven by North America and Europe, partially offset by lower gross profit in Asia and the Middle East. The improved gross profit in North America and Europe was mainly due to higher per unit sales prices and lower per unit ocean freight costs. These improvements were partially offset by higher fuel, labor, inland freight, packaging, production and procurement costs. Gross profit in the banana segment for the first six months of 2021 also reflects a $2.5 million insurance recovery associated with damages in Guatemala caused by the two hurricanes in the fourth quarter of 2020. Gross margin increased 390 basis points to 11.3% from 7.4%. Gross profit in the first six months of 2020 included $1.8 million of inventory write-offs attributable to our banana segment as a result of the COVID-19 pandemic.

Other products and services
Second Quarter of 2021 Compared with Second Quarter of 2020

Net sales of other products and services increased $14.4 million, or 54%, due to higher sales of non-produce services and poultry and meats in the Middle East.

Gross profit increased $3.4 million, or 131%, as a result of higher net sales. Gross margin increased to 14.8% from 9.7%.

First Six Months of 2021 Compared with First Six Months of 2020

Net sales of other products and services increased $23.5 million, or 42%, due to higher sales of non-produce services and poultry and meats in the Middle East.

Gross profit increased $6.2 million, or 151%, as a result of higher net sales. Gross margin increased to 12.9% from 7.2%.

Liquidity and Capital Resources

Fresh Del Monte Produce Inc. is a holding company with limited business operations of its own. Fresh Del Monte Produce Inc.'s only significant asset is the outstanding capital stock of our subsidiaries that directly or indirectly own all of our assets. We conduct all of our business operations through our subsidiaries. Accordingly, our only source of cash to pay our obligations, other than financings, depends primarily on the net earnings and cash flow generated by these subsidiaries.

Our primary sources of cash flow are net cash provided by operating activities and borrowings under our credit facility. Our primary uses of net cash flow are capital expenditures to increase and expand our product offerings and geographic reach, investments to increase our productivity and investments in businesses such as Mann Packing.

A summary of our cash flows is as follows (U.S. dollars in millions):

	Six months ended
	July 2, 2021	June 26, 2020
Summary cash flow information:
Net cash provided by operating activities	$139.5	$110.5
Net cash used in investing activities	(54.5)	(33.2)
Net cash used in financing activities	(82.5)	(79.4)
Effect of exchange rate changes on cash	0.6	0.3
Net increase (decrease) in cash and cash equivalents	3.1	(1.8)
Cash and cash equivalents, beginning	16.5	33.3
Cash and cash equivalents, ending	19.6	31.5

Operating Activities

Net cash provided by operating activities was $139.5 million for the first six months of 2021 compared with $110.5 million for the first six months of 2020, an increase of $29.0 million. The increase was primarily attributable to higher net income and lower cash outflows associated with accounts payable and accrued expenses, principally due to the timing of period end payments to suppliers. Partially offsetting this increase was a lower reduction in inventory levels in the current year, and higher levels of accounts receivable mainly due to higher sales in the current period and the timing of collections.

At July 2, 2021, we had working capital of $468.7 million compared with $457.5 million at January 1, 2021, an increase of $11.2 million. The increase in working capital was primarily attributable to higher levels of accounts receivable, primarily due to seasonal variations and higher sales in the current period, and a higher balance of assets held for sale as a result of our Optimization Program initiative. Partially offsetting this increase were lower levels of inventory, primarily due to seasonal variations, and slightly higher levels of accounts payable and accrued expenses.

Investing Activities

Net cash used in investing activities for the first six months of 2021 was $54.5 million compared with $33.2 million for the first six months of 2020. Net cash used in investing activities for the first six months of 2021 primarily consisted of capital expenditures of $70.4 million, which mainly included expenditures related to (1) our new refrigerated container ships, the final two of which were received during the first six months of 2021, (2) expansion and improvements to facilities in North America and Asia, related to both our banana and fresh and value-added products segments, and (3) improvements to our banana operations in Central America. Partially offsetting the net cash used in investing activities were proceeds from the sale of property, plant and equipment of $11.0 million which mainly related to the sales of surplus land in the Middle East, South America, and Central America, and a vessel. In addition, proceeds from the settlement of derivative instruments no longer designated in hedging relationships of $4.6 million contributed to the offset in net cash used in investing activities.

Net cash used in investing activities for the first six months of 2020 primarily consisted of capital expenditures of $35.9 million, partially offset by proceeds from sales of property, plant and equipment of $2.2 million. Capital expenditures for the first six months of 2020 primarily consisted of (1) expansion and improvements to fresh-cut facilities in North America, Europe and Asia, (2) expansion and improvements to our banana and pineapple operations in Central America, and (3) progress payments related to our new refrigerated container ships. These capital expenditures for the first six months of 2020 related to both our banana and fresh and value-added products segments. Proceeds from the sale of property, plant and equipment for the first six months of 2020 consisted primarily of the sale of surplus land in South America.

Financing Activities

Net cash used in financing activities for the first six months of 2021 was $82.5 million compared with $79.4 million for the first six months of 2020. Net cash used in financing activities for the first six months of 2021 primarily consisted of net repayments on debt of $68.4 million, dividends paid of $9.5 million, and distributions to noncontrolling interests of $4.3 million.
Net cash used in financing activities for the first six months of 2020 primarily consisted of net borrowings on debt of $51.7 million, repurchase and retirement of ordinary shares of $20.8 million, and dividends paid of $7.2 million.

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
Pursuant to the terms of the Second A&R Credit Agreement, amounts borrowed under the Revolving Credit Facility accrue interest, at our election, at either (i) the Eurocurrency Rate (as defined in the Second A&R Credit Agreement) plus a margin that ranges from 1.0% to 1.5% or (ii) the Base Rate (as defined in the Second A&R Credit Agreement) plus a margin that ranges from 0% to 0.5%, in each case based on our Consolidated Leverage Ratio (as defined in the Second A&R Credit Agreement). The Second A&R Credit Agreement interest rate grid provides for five pricing levels for interest rate margins. At July 2, 2021, we had borrowings of $473.4 million outstanding under the Revolving Credit Facility bearing interest at a per annum rate of 1.42%.  In addition, we pay an unused commitment fee.
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

The Second A&R Credit Agreement requires us to comply with certain financial and other covenants. Specifically, the Second A&R Credit Agreement requires us to maintain a 1) Consolidated Leverage Ratio of not more than 3.50 to 1.00 at any time during any period of four consecutive fiscal quarters, subject to certain exceptions and 2) a minimum Consolidated Interest Coverage Ratio of not less than 2.25 to 1.00 as of the end of any fiscal quarter. Additionally, the Second A&R Credit Agreement requires us to comply with certain other covenants, including limitations on capital expenditures, stock repurchases, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales, and mergers. Under the Second A&R Credit Agreement, we are permitted to declare or pay cash dividends in any fiscal year up to an amount that does not exceed the greater of (i) an amount equal to the greater of (A) 50% of the Consolidated Net Income (as defined in the Second A&R Credit Agreement) for the immediately preceding fiscal year or (B) $25 million or (ii) the greatest amount which would not cause the Consolidated Leverage Ratio (determined on a pro forma basis) to exceed 3.25 to 1.00. The Second A&R Credit Agreement also provides an allowance for stock repurchases to be an amount not exceeding the greater of (i) $150 million in the aggregate or (ii) the amount that, after giving pro forma effect thereto and any related borrowings, will not cause the Consolidated Leverage Ratio to exceed 3.25 to 1.00. As of July 2, 2021, we were in compliance with all of the covenants contained in the Second A&R Credit Agreement.

We have a renewable 364-day, $25.0 million commercial and stand-by letter of credit facility with Rabobank Nederland.

As of July 2, 2021, we had $650.8 million of borrowing availability under committed working capital facilities, primarily under the Revolving Credit Facility.

As of July 2, 2021, we applied $31.8 million to letters of credit and bank guarantees issued from Rabobank Nederland, Bank of America, and other banks.

While we believe that our cash on hand, borrowing capacity available under our Revolving Credit Facility, and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months, we cannot predict whether future developments associated with the COVID-19 pandemic will materially adversely affect our long-term liquidity position. During fiscal year 2020, we took several steps to conserve our liquidity position including reducing our quarterly cash dividends and delaying certain of our planned capital expenditures to the current year. As a result of our improved cash flow since implementing these measures, our Board of Directors was able to declare an increased quarterly cash dividend of $0.10 per share in each of the past 3 completed quarters, and an increased dividend of $0.15 per share in the third quarter of 2021. Our liquidity assumptions, the adequacy of our available funding sources, and our ability to meet our Revolving Credit Facility covenants are dependent on many additional factors, including those set forth in "Item 1A. Risk Factors" of our Form 10-K for the year ended January 1, 2021.

Contractual Obligations

As of July 2, 2021, there were no material changes in commitments under contractual obligations, compared to the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended January 1, 2021.

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K for the fiscal year ended January 1, 2021. There were no material changes to these critical accounting policies or estimates during the second quarter of 2021.

Fair Value Measurements

We are exposed to fluctuations in currency exchange rates against the U.S. dollar on our results of operations and financial condition and we mitigate that exposure by entering into foreign currency forward contracts. Certain of our subsidiaries periodically enter into foreign currency forward contracts in order to hedge portions of forecasted sales or cost of sales denominated in foreign currencies with forward contracts and options, which generally expire within one year. The fair value of our foreign currency cash flow hedges was a net liability position of $0.6 million as of July 2, 2021 compared to $6.9 million as of January 1, 2021 due to the relative strengthening or weakening of exchange rates when compared to contracted rates.

We are exposed to fluctuations in variable interest rates on our results of operations and financial condition, and we mitigate that exposure by entering into interest rate swaps from time to time. During 2018, we entered into interest rate swaps in order to hedge the risk of the fluctuation on future interest payments related to a portion of our variable rate LIBOR-based borrowings through 2028. The fair value of our interest rate swap cash flow hedges was a net liability position of $38.5 million as of July 2, 2021 compared to $50.6 million as of January 1, 2021. The decrease in our liability position is due to the relative increase in variable interest rates when compared to the rates as of January 1, 2021.

We are exposed to fluctuations in bunker fuel prices on our results of operations and financial condition, and we mitigate that exposure by entering into bunker fuel swap agreements which permit us to lock in bunker fuel prices. During fiscal 2020, one of our subsidiaries entered into bunker fuel swap agreements to hedge portions of our fuel costs incurred by our owned and chartered vessels throughout 2020 and 2021. Certain portions of these bunker fuel cash flow hedges were subsequently dedesignated during fiscal 2020 due to decreases in our forecasted fuel consumption for certain fuel types which was partially driven by the COVID-19 pandemic. As of January 1, 2021, the fair value of the designated bunker fuel swap contracts was a net asset position of $1.4 million and the fair value of the dedesignated bunker fuel swap contracts was a net asset position of $1.0 million. During the first quarter of 2021, we made an operational decision to allocate two of our new refrigerated container vessels to service the North America West Coast, primarily as a result of our fleet optimization initiatives, significant market volatility in third-party shipping rates, and inadequate service levels from our shipping providers as it related to timeliness of delivery. This decision resulted in changes to our forecasted fuel mix, thus further decreasing the forecasted fuel consumption related to certain of our U.S. Gulf Coast contracts. Due to this strategic change as well as the previous dedesignations discussed above, we determined to voluntarily terminate the remaining outstanding portions of our fuel hedge portfolio during the first quarter of 2021.

We enter into derivative instruments with counterparties that are highly rated and do not expect a deterioration of our counterparty’s credit ratings; however, the deterioration of our counterparty’s credit ratings would affect the

Consolidated Financial Statements in the recognition of the fair value of the hedges that would be transferred to earnings as the contracts settle. We expect that $6.6 million of the net fair value of designated and dedesignated hedges recognized as a net loss in accumulated other comprehensive income ("AOCI") will be transferred to earnings during the next 12 months, and the remaining net loss of $30.0 million in AOCI over a period of 7 years, along with the earnings effect of the related forecasted transactions.

The fair value of the banana reporting unit's goodwill and the prepared food reporting unit's goodwill and remaining trade names and trademarks are highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets. We disclosed the sensitivity related to the banana reporting unit's goodwill and the prepared food reporting unit's goodwill and trade names and trademarks in our annual financial statements included in our Annual Report on Form 10-K for the year ended January 1, 2021. During the six months ended July 2, 2021, we did not record impairment charges associated with these reporting units or trade names and trademarks, however we continue to monitor their performance.

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
•our expectations regarding inflationary pressures and the impacts to our operating results;
•our beliefs that our cash on hand, capacity under our Revolving Credit Facility and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months;
•our expectations regarding our derivative instruments, including our counterparties’ credit ratings and the anticipated impacts on our financials;
•our plans regarding our Optimization Program, including our intention to sell identified assets over the next three quarters and the anticipated value of such sales;
•our expectations regarding the benefits from the consolidation of our Mann Packing facilities and the timing of such benefits;
•our expectations and estimates regarding certain legal, tax and accounting matters, including our litigation strategy, plans and beliefs regarding the ultimate outcome of income tax adjustments assessed by foreign taxing authorities;
•our belief that certain proposed adjustments by taxing authorities are without merit, our ability to contest the adjustments and our plans to contest such adjustments;
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
•the impact of crop disease, such as vascular diseases, one of which is known as Tropical Race 4, or TR4 (also known as Panama Disease);
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
•the impact of inflation and foreign currency fluctuations;
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

We are exposed to fluctuations in bunker fuel prices on our results of operations and financial condition, and we mitigate that exposure by entering into bunker fuel swap agreements which permit us to lock in bunker fuel prices. During fiscal 2020, one of our subsidiaries entered into bunker fuel swap agreements to hedge portions of our fuel costs incurred by our owned and chartered vessels throughout 2020 and 2021. Certain portions of these bunker fuel cash flow hedges were subsequently dedesignated during fiscal 2020 due to decreases in our forecasted fuel consumption for certain fuel types which was partially driven by the COVID-19 pandemic. During the first quarter of 2021, we made an operational decision to allocate two of our new refrigerated container vessels to service the North America West Coast, primarily as a result of our fleet optimization initiatives, significant market volatility in third-party shipping rates, and inadequate service levels from our shipping providers as it related to timeliness of delivery. This decision resulted in changes to our forecasted fuel mix, thus further decreasing the forecasted fuel consumption related to certain of our U.S. Gulf Coast contracts. Due to this strategic change as well as the previous dedesignations discussed above, we determined to voluntarily terminate the remaining outstanding portions of our fuel hedge portfolio during the first quarter of 2021.

For more information, see Note 13. "Derivative Financial Instruments" to the Consolidated Financial Statements included in Part I, Item 1. Financial Statements.

Item 4.        Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 2, 2021. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Such officers also confirm that there were no changes to our internal control over financial reporting during the quarter ended July 2, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

Tax related matters

In connection with a current examination of the tax returns in two foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing aggregating approximately $147.0 million (including interest and penalties) for tax years 2012 through 2016. We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities as we believe that the proposed adjustments are without technical merit. In one of the foreign jurisdictions, we filed an appeal in judicial court on April 30, 2020. On September 10, 2020, we were notified that we lost our final appeal at the Administrative level for the years 2012-2015, and likewise on December 21, 2020 for the audit year 2016. For 2012-2015, we have filed a request for an injunction in judicial court which would defer payment, if any, until the end of the judicial process. We intend to follow the same procedure for the year 2016. In the other foreign jurisdiction, the administrative process has been completed and we filed a case in judicial court on March 4, 2020. We strongly believe we will prevail at the judicial level in both jurisdictions. If not, we will appeal to the relevant Supreme Court. We will continue to vigorously contest the adjustments and expect to exhaust all administrative and judicial remedies necessary in both jurisdictions to resolve the matters, which could be a lengthy process.

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
_____________________
*    Furnished herewith.
**    Filed herewith.
***    Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of July 2, 2021 and January 1, 2021, (ii) Consolidated Statements of Operations for the quarters and six months ended July 2, 2021 and June 26, 2020, (iii) Consolidated Statements of Comprehensive Income for the quarters and six months ended July 2, 2021 and June 26, 2020, (iv) Consolidated Statements of Cash Flows for the six months ended July 2, 2021 and June 26, 2020, (v) Consolidated Statements of Shareholders' Equity and Redeemable Noncontrolling Interest for the quarters and six months ended July 2, 2021 and June 26, 2020 and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fresh Del Monte Produce Inc.

Date:	August 4, 2021	By:	/s/ Youssef Zakharia
Youssef Zakharia
President & Chief Operating Officer

		By:	/s/ Eduardo Bezerra
Eduardo Bezerra
Senior Vice President & Chief Financial Officer