Form 10-Q
period 2021-10-01
FRESH DEL MONTE PRODUCE INC
filed 2021-11-03
CIK 1047340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
———————————
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 01, 2021
OR
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 22, 2021, there were 47,545,409 ordinary shares of Fresh Del Monte Produce Inc. issued and outstanding.

Page
PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets (unaudited) as of October 1, 2021 and January 1, 2021.	1

Consolidated Statements of Operations (unaudited) for the quarters and nine months ended October 1, 2021 and September 25, 2020.	2

Consolidated Statements of Comprehensive (Loss) Income (unaudited) for the quarters and nine months ended October 1, 2021 and September 25, 2020.	3

Consolidated Statements of Cash Flows (unaudited) for the nine months ended October 1, 2021 and September 25, 2020.	4

Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest (unaudited) for the quarters and nine months ended October 1, 2021 and September 25, 2020.	5

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3. Quantitative and Qualitative Disclosures About Market Risk	40

Item 4. Controls and Procedures	41

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	42

Item 1A. Risk Factors	42

Item 6. Exhibits	44

Signatures	45

PART I: FINANCIAL INFORMATION

Item 1.        Financial Statements

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)
(U.S. dollars in millions, except share and per share data)

	October 1, 2021	January 1, 2021
Assets
Current assets:
Cash and cash equivalents	$19.0	$16.5
Trade accounts receivable, net of allowance of $23.7 and $28.5, respectively	354.4	359.0
Other accounts receivable, net of allowance of $3.3 and $3.7, respectively	84.1	76.2
Inventories, net	538.8	507.7
Assets held for sale	20.0	18.0
Prepaid expenses and other current assets	30.3	34.9
Total current assets	1,046.6	1,012.3

Investments in and advances to unconsolidated companies	3.7	1.9
Property, plant and equipment, net	1,418.5	1,420.3
Operating lease right-of-use assets	183.8	170.5
Goodwill	423.8	424.0
Intangible assets, net	144.5	150.4
Deferred income taxes	112.7	117.0
Other noncurrent assets	54.1	46.9
Total assets	$3,387.7	$3,343.3
Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued expenses	$550.9	$511.8
Current maturities of debt and finance leases	0.1	0.2
Current maturities of operating leases	30.5	28.8
Income taxes and other taxes payable	7.1	14.0
Total current liabilities	588.6	554.8

Long-term debt and finance leases	476.9	541.8
Retirement benefits	103.4	99.0
Deferred income taxes	132.5	140.4
Operating leases, less current maturities	125.8	114.4
Other noncurrent liabilities	79.2	93.0
Total liabilities	1,506.4	1,543.4
Commitments and contingencies (See note 9)
Redeemable noncontrolling interest	49.4	50.2
Shareholders' equity:
Preferred shares, $0.01 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.01 par value; 200,000,000 shares authorized; 47,544,395 and 47,372,419 issued and outstanding, respectively	0.5	0.5
Paid-in capital	539.2	533.1
Retained earnings	1,345.8	1,271.4
Accumulated other comprehensive loss	(75.1)	(77.0)
Total Fresh Del Monte Produce Inc. shareholders' equity	1,810.4	1,728.0
Noncontrolling interests	21.5	21.7
Total shareholders' equity	1,831.9	1,749.7
Total liabilities, redeemable noncontrolling interest and shareholders' equity	$3,387.7	$3,343.3
See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(U.S. dollars in millions, except share and per share data)

	Quarter ended		Nine months ended
	October 1, 2021	September 25, 2020	October 1, 2021	September 25, 2020
Net sales	$1,004.8	$989.7	$3,234.6	$3,200.0
Cost of products sold	955.9	922.4	2,970.6	2,985.5
Gross profit	48.9	67.3	264.0	214.5
Selling, general and administrative expenses	48.0	44.1	148.3	142.4
Gain (loss) on disposal of property, plant and equipment, net	0.5	(0.1)	4.2	1.5
Asset impairment and other charges (credits), net	0.1	(3.5)	(0.3)	(3.8)
Operating income	1.3	26.6	120.2	77.4
Interest expense	4.8	5.1	15.4	16.1
Interest income	0.2	0.4	0.5	0.6
Other expense, net	1.8	0.8	5.6	5.2
(Loss) income before income taxes	(5.1)	21.1	99.7	56.7
Income tax (benefit) provision	(6.6)	4.9	9.1	9.4
Net income	$1.5	$16.2	$90.6	$47.3
Less: Net income (loss) attributable to redeemable and noncontrolling interests	0.2	(1.2)	(0.6)	(1.0)
Net income attributable to Fresh Del Monte Produce Inc.	$1.3	$17.4	$91.2	$48.3
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Basic	$0.03	$0.37	$1.92	$1.01
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Diluted	$0.03	$0.37	$1.91	$1.01
Dividends declared per ordinary share	$0.15	$0.05	$0.35	$0.20
Weighted average number of ordinary shares:
Basic	47,535,873	47,355,918	47,494,168	47,641,712
Diluted	47,743,758	47,427,723	47,661,055	47,731,747

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
(U.S. dollars in millions)

	Quarter ended		Nine months ended
	October 1, 2021	September 25, 2020	October 1, 2021	September 25, 2020
Net income	$1.5	$16.2	$90.6	$47.3
Other comprehensive (loss) income:
Net unrealized (loss) gain on derivatives, net of tax	(5.7)	0.3	12.3	(26.9)
Net unrealized foreign currency translation (loss) gain	(4.9)	6.1	(9.2)	2.5
Net change in retirement benefit adjustment, net of tax	(0.3)	(0.1)	(1.2)	0.4
Comprehensive (loss) income	$(9.4)	$22.5	$92.5	$23.3
Less: Comprehensive income (loss) attributable to redeemable and noncontrolling interests	0.2	(1.2)	(0.6)	(1.0)
Comprehensive (loss) income attributable to Fresh Del Monte Produce Inc.	$(9.6)	$23.7	$93.1	$24.3

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(U.S. dollars in millions)

	Nine months ended
	October 1, 2021	September 25, 2020
Operating activities:
Net income	$90.6	$47.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72.5	70.5
Amortization of debt issuance costs	0.4	0.4
Share-based compensation expense	5.8	6.2
Asset impairments	0.3	2.9
Change in uncertain tax positions	1.7	—
Gain on disposal of property, plant and equipment	(4.2)	(1.5)
Deferred income taxes	(6.0)	(2.9)
Foreign currency translation adjustment	(1.7)	1.6
Other, net	(4.5)	—
Changes in operating assets and liabilities
Receivables	(13.7)	21.9
Inventories	(36.7)	46.0
Prepaid expenses and other current assets	4.6	(6.8)
Accounts payable and accrued expenses	42.8	(18.0)
Other noncurrent assets and liabilities	(0.3)	6.3
Net cash provided by operating activities	151.6	173.9
Investing activities:
Capital expenditures	(83.4)	(92.9)
Proceeds from sales of property, plant and equipment	12.5	9.8
Cash received from settlement of derivatives not designated as hedges	4.6	—
Investments in unconsolidated companies	(1.9)	—
Other investing activities	1.0	0.6
Net cash used in investing activities	(67.2)	(82.5)
Financing activities:
Proceeds from debt	476.6	541.9
Payments on debt	(541.5)	(617.9)
Distributions to noncontrolling interests	(5.2)	(6.3)
Share-based awards settled in cash for taxes	(0.4)	(0.6)
Dividends paid	(16.6)	(9.6)
Repurchase and retirement of ordinary shares	—	(20.8)
Other financing activities	0.4	1.9
Net cash used in financing activities	(86.7)	(111.4)
Effect of exchange rate changes on cash	4.8	0.7
Net increase (decrease) in cash and cash equivalents	2.5	(19.3)
Cash and cash equivalents, beginning	16.5	33.3
Cash and cash equivalents, ending	$19.0	$14.0
Supplemental cash flow information:
Cash paid for interest	$16.4	$15.6
Cash paid for income taxes	$7.8	$8.3
Non-cash financing and investing activities:
Right-of-use assets obtained in exchange for new operating lease obligations	$51.4	$34.2
Retirement of ordinary shares	$—	$20.8
Dividends on restricted stock units	$0.2	$0.4
See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(Unaudited) (U.S. dollars in millions, except share data)

	Ordinary Shares Outstanding	Ordinary Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Fresh Del Monte Produce Inc. Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interest
Balance as of January 1, 2021	47,372,419	$0.5	$533.1	$1,271.4	$(77.0)	$1,728.0	$21.7	$1,749.7	$50.2
Settlement of restricted stock units	136,067	—	—	—	—	—	—	—	—
Share-based payment expense	—	—	1.6	—	—	1.6	—	1.6	—
Dividend declared	—	—	0.2	(4.9)	—	(4.7)	—	(4.7)	—
Comprehensive (loss) income:
Net income (loss)	—	—	—	42.7	—	42.7	(0.6)	42.1	(0.7)
Unrealized (loss) gain on derivatives, net of tax	—	—	—	—	25.6	25.6	—	25.6	—
Net unrealized foreign currency translation (loss) gain	—	—	—	—	(4.8)	(4.8)	—	(4.8)	—
Change in retirement benefit adjustment, net of tax	—	—	—	—	(0.6)	(0.6)	—	(0.6)	—
Comprehensive (loss) income						62.9	(0.6)	62.3	(0.7)
Balance as of April 2, 2021	47,508,486	$0.5	$534.9	$1,309.2	$(56.8)	$1,787.8	$21.1	$1,808.9	$49.5
Exercises of stock options	2,000	—	—	—	—	—	—	—	—
Settlement of restricted stock units	14,226	—	—	—	—	—	—	—	—
Share-based payment expense	—	—	2.1	—	—	2.1	—	2.1	—
Distribution to noncontrolling interests	—	—	—	—	—	—	(0.4)	(0.4)	—
Dividend declared	—	—	—	(4.8)	—	(4.8)	—	(4.8)	—
Comprehensive (loss) income:
Net income (loss)	—	—	—	47.2	—	47.2	0.5	47.7	—
Unrealized (loss) gain on derivatives, net of tax	—	—	—	—	(7.6)	(7.6)	—	(7.6)	—
Net unrealized foreign currency translation (loss) gain	—	—	—	—	0.5	0.5	—	0.5	—
Change in retirement benefit adjustment, net of tax	—	—	—	—	(0.3)	(0.3)	—	(0.3)	—
Comprehensive (loss) income						39.8	0.5	40.3	—
Balance as of July 2, 2021	47,524,712	$0.5	$537.0	$1,351.6	$(64.2)	$1,824.9	$21.2	$1,846.1	$49.5
Exercises of stock options	2,000	—	0.1	—	—	0.1	—	0.1	—
Settlement of restricted stock units	17,683	—	—	—	—	—	—	—	—
Share-based payment expense	—	—	2.1	—	—	2.1	—	2.1	—
Dividend declared	—	—	—	(7.1)	—	(7.1)	—	(7.1)	—
Comprehensive (loss) income:
Net income (loss)	—	—	—	1.3	—	1.3	0.3	1.6	(0.1)
Unrealized (loss) gain on derivatives, net of tax	—	—	—	—	(5.7)	(5.7)	—	(5.7)	—
Net unrealized foreign currency translation (loss) gain	—	—	—	—	(4.9)	(4.9)	—	(4.9)	—
Change in retirement benefit adjustment, net of tax	—	—	—	—	(0.3)	(0.3)	—	(0.3)	—
Comprehensive (loss) income						(9.6)	0.3	(9.3)	(0.1)
Balance as of October 1, 2021	47,544,395	$0.5	$539.2	$1,345.8	$(75.1)	$1,810.4	$21.5	$1,831.9	$49.4

 FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(Unaudited) (U.S. dollars in millions, except share data)

	Ordinary Shares Outstanding	Ordinary Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Fresh Del Monte Produce Inc. Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interest
Balance as of December 27, 2019	48,014,628	$0.5	$531.4	$1,252.7	$(65.4)	$1,719.2	$24.5	$1,743.7	$55.3
Settlement of restricted stock awards	7,374	—	—	—	—	—	—	—	—
Settlement of restricted stock units	150,301	—	—	—	—	—	—	—	—
Share-based payment expense	—	—	2.6	—	—	2.6	—	2.6	—
Cumulative effect adjustment of ASC 326 adoption	—	—	—	(1.2)	—	(1.2)	—	(1.2)	—
Repurchase and retirement of ordinary shares	(291,399)	—	(2.3)	(5.5)	—	(7.8)	—	(7.8)	—
Dividend declared	—	—	0.4	(5.2)	—	(4.8)	—	(4.8)	—
Comprehensive (loss) income:
Net income (loss)	—	—	—	13.0	—	13.0	(0.2)	12.8	0.2
Unrealized (loss) gain on derivatives, net of tax	—	—	—	—	(30.5)	(30.5)	—	(30.5)	—
Net unrealized foreign currency translation (loss) gain	—	—	—	—	(4.5)	(4.5)	—	(4.5)	—
Change in retirement benefit adjustment, net of tax	—	—	—	—	0.5	0.5	—	0.5	—
Comprehensive (loss) income						(21.5)	(0.2)	(21.7)	0.2
Balance as of March 27, 2020	47,880,904	$0.5	$532.1	$1,253.8	$(99.9)	$1,686.5	$24.3	$1,710.8	$55.5
Settlement of restricted stock awards	235	—	—	—	—	—	—	—	—
Settlement of restricted stock units	9,389	—	—	—	—	—	—	—	—
Share-based payment expense	—	—	2.0	—	—	2.0	—	2.0	—
Repurchase and retirement of ordinary shares	(549,836)	—	(3.9)	(9.1)	—	(13.0)	—	(13.0)	—
Dividend declared	—	—	—	(2.4)	—	(2.4)	—	(2.4)	—
Comprehensive (loss) income:
Net income (loss)	—	—	—	17.9	—	17.9	0.6	18.5	(0.4)
Unrealized (loss) gain on derivatives, net of tax	—	—	—	—	3.3	3.3	—	3.3	—
Net unrealized foreign currency translation gain	—	—	—	—	0.9	0.9	—	0.9	—
Comprehensive (loss) income						22.1	0.6	22.7	(0.4)
Balance as of June 26, 2020	47,340,692	$0.5	$530.2	$1,260.2	$(95.7)	$1,695.2	$24.9	$1,720.1	$55.1
Settlement of restricted stock units	26,185	—	—	—	—	—	—	—	—
Share-based payment expense	—	—	1.6	—	—	1.6	—	1.6	—
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(5.0)
Dividend declared	—	—	—	(2.4)	—	(2.4)	—	(2.4)	—
Comprehensive (loss) income:
Net income (loss)	—	—	—	17.4	—	17.4	(1.6)	15.8	0.4
Unrealized (loss) gain on derivatives, net of tax	—	—	—	—	0.3	0.3	—	0.3	—
Net unrealized foreign currency translation (loss) gain	—	—	—	—	6.1	6.1	—	6.1	—
Change in retirement benefit adjustment, net of tax	—	—	—	—	(0.1)	(0.1)	—	(0.1)	—
Comprehensive (loss) income						23.7	(1.6)	22.1	0.4
Balance at September, 25, 2020	47,366,877	$0.5	$531.8	$1,275.2	$(89.4)	$1,718.1	$23.3	$1,741.4	$50.5
See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  General

Reference in this Report to “Fresh Del Monte”, “we”, “our” and “us” and the “Company” refer to Fresh Del Monte Produce Inc. and its subsidiaries, unless the context indicates otherwise.

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

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements for the quarter and nine months ended October 1, 2021 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for fair presentation have been included. Operating results for the quarter and nine months ended October 1, 2021 are subject to significant seasonal variations and are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information, refer to the Consolidated Financial Statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended January 1, 2021.

We are required to evaluate events occurring after October 1, 2021 for recognition and disclosure in the unaudited Consolidated Financial Statements for the quarter and nine months ended October 1, 2021. Events are evaluated based on whether they represent information existing as of October 1, 2021, which require recognition in the unaudited Consolidated Financial Statements, or new events occurring after October 1, 2021 which do not require recognition but require disclosure if the event is significant to the unaudited Consolidated Financial Statements. We evaluated events occurring subsequent to October 1, 2021 through the date of issuance of these unaudited Consolidated Financial Statements.

Certain reclassification of prior period balances have been made to conform to current presentation. Refer to Note 12.  Business Segment Data for further information.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

2. Recently Issued Accounting Pronouncements

New Accounting Pronouncements - Adopted

In January 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)- Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The amendments in this update clarify certain interactions between the guidance to account for certain equity securities under Topic 321, the guidance to account for investments under the equity method of accounting in Topic 323, and the guidance in Topic 815, which could change how an entity accounts for an equity security under the measurement alternative or a forward contract or purchased option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting or the fair value option in accordance with Topic 825, Financial Instruments. We adopted this ASU prospectively on the first day of our 2021 fiscal year. The adoption of this ASU did not have a material impact on our consolidated financial statements.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

3.  Asset Impairment and Other Charges (Credits), Net

The following represents a summary of asset impairment and other charges (credits), net recorded during the quarters and nine months ended October 1, 2021 and September 25, 2020 (U.S. dollars in millions):

	Quarter ended			Nine months ended
	October 1, 2021			October 1, 2021
	Long-lived and other asset impairment	Exit activity and other (credits) charges	Total	Long-lived and other asset impairment	Exit activity and other (credits) charges	Total
Banana segment:
Insurance recovery related to hurricanes(1)	$—	$—	$—	$—	$(0.8)	$(0.8)
Philippines asset impairment of low-yield areas	0.3	—	0.3	0.3	—	0.3
Fresh and value-added products segment:
Exit costs related to European facility(2)	—	(0.2)	(0.2)	—	0.3	0.3
Other fresh and value-added products segment charges	—	—	—	—	(0.1)	(0.1)
Total asset impairment and other charges (credits), net	$0.3	$(0.2)	$0.1	$0.3	$(0.6)	$(0.3)

	Quarter ended			Nine months ended
	September 25, 2020			September 25, 2020
	Long-lived and other asset impairment	Exit activity and other (credits) charges	Total	Long-lived and other asset impairment	Exit activity and other (credits) charges	Total
Banana segment:
California Air Resource Board charge(3)	$—	$—	$—	$—	$1.3	$1.3
Philippines asset impairment of low-yield areas	0.1	—	0.1	0.8	—	0.8
Fresh and value-added products segment:
California Air Resource Board charge(3)	—	—	—	—	0.7	0.7
Impairment of production facilities(4)	—	—	—	2.1	—	2.1
Insurance recovery related to product recall(5)	—	(4.4)	(4.4)	—	(10.4)	(10.4)
North America reorganization charges(6)	—	0.8	0.8	—	1.5	1.5
Other fresh and value-added products segment charges	—	—	—	—	0.2	0.2
Total asset impairment and other charges (credits), net	$0.1	$(3.6)	$(3.5)	$2.9	$(6.7)	$(3.8)
(1) $(0.8) million insurance recovery for the nine months ended October 1, 2021 associated with damages to certain of our banana fixed assets in Guatemala caused by hurricanes Eta and Iota in the fourth quarter of 2020.
(2) $0.3 million charge for the nine months ended October 1, 2021 primarily relating to severance and other expenses incurred in connection with the exit from a facility in Europe.
(3) $2.0 million charge for the nine months ended September 25, 2020 relating to a settlement with the California Air Resource Board. This charge relates to both our banana and fresh and value-added products segments.
(4) $2.1 million asset impairment charges for the nine months ended September 25, 2020 related to impairment of production facilities in North America and Europe.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

3.  Asset Impairment and Other Charges (Credits), Net (continued)

(5) $(10.4) million insurance recovery for the nine months ended September 25, 2020 related to a voluntary recall of vegetable products in North America which was announced in the fourth quarter of 2019.
(6) $1.5 million charge for the nine months ended September 25, 2020 related to severance expenses incurred in connection with the reorganization of our sales and marketing function in North America.

4. Income Taxes

In connection with a current examination of the tax returns in two foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing aggregating approximately $147.4 million (including interest and penalties) for tax years 2012 through 2016. We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities as we believe that the proposed adjustments are without technical merit.

In one of the foreign jurisdictions, we filed an appeal in judicial court on April 30, 2020. On September 10, 2020, we were notified that we lost our final appeal at the administrative level for the audit years 2012-2015, and likewise on October 7, 2021 for the audit year 2016. We intend to file an appeal in the judicial court in November 2021 with respect to the administrative ruling for the audit year 2016. For the audit years 2012-2015, we have filed a request for an injunction in judicial court which would defer payment, if any, until the end of the judicial process, and we intend to do the same for the audit year 2016.

In the other foreign jurisdiction, the administrative process has been completed and we filed a case in judicial court on March 4, 2020.

We expect to continue to vigorously contest the adjustments and to exhaust all administrative and judicial remedies necessary in both jurisdictions to resolve the matters, which could be a lengthy process.

Income tax (benefit) provision was $(6.6) million for the third quarter of 2021 compared to $4.9 million for the third quarter of 2020, and $9.1 million for the first nine months of 2021 compared to $9.4 million for the first nine months of 2020. The decrease in the income tax provision in both periods was primarily due to decreased earnings in certain higher tax jurisdictions. The income tax provision for the first nine months of 2021 and first nine months of 2020 also include a $0.8 million and $1.7 million benefit, respectively, relating to the NOL carryback provision of the Coronavirus Aid, Relief and Economic Security (CARES) Act, which was enacted on March 27, 2020.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

5.  Allowance for Credit Losses

We estimate expected credit losses on our trade receivables and financing receivables in accordance with Accounting Standards Codification (“ASC”) 326 - Financial Instruments - Credit Losses.

Trade Receivables

Trade receivables as of October 1, 2021 were $354.4 million, net of an allowance of $23.7 million. Our allowance for trade receivables consists of two components: a $13.1 million allowance for credit losses and a $10.6 million allowance for customer claims accounted for under the scope of ASC 606 - Revenue Recognition.

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

The table below presents a rollforward of our trade receivable allowance for credit losses for the nine months ended October 1, 2021 and September 25, 2020 (U.S. dollars in millions):

	Nine months ended
Trade Receivables	October 1, 2021	September 25, 2020
Allowance for credit losses:
Balance, beginning of period(1)	$15.1	$8.9
Provision for uncollectible amounts	0.6	1.2
Reclassifications(2)	(2.6)	—
Balance, end of period	$13.1	$10.1

(1) Beginning balance related to the nine months ended September 25, 2020 includes $1.0 million increase reflecting the impact of our adoption of ASC 326 on the first day of fiscal 2020.

(2) $2.6 million reclassification to the long-term allowance for credit losses, presented in other noncurrent assets on our Consolidated Balance Sheets, from short-term during the nine months ended October 1, 2021. The amount in the long-term allowance for credit losses related to customer trade receivables as of October 1, 2021 is not material to our Consolidated Financial Statements.

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

The following table details the advances to growers and suppliers based on their credit risk profile (U.S. dollars in millions):

	October 1, 2021		January 1, 2021
	Current	Past-Due	Current	Past-Due
Gross advances to growers and suppliers	$36.7	$5.7	$34.3	$4.0

The allowance for advances to growers and suppliers and the related financing receivables for the nine months ended October 1, 2021 and September 25, 2020 were as follows (U.S. dollars in millions):

	Nine months ended
	October 1, 2021	September 25, 2020
Allowance for advances to growers and suppliers:
Balance, beginning of period(1)	$2.1	$2.3
Provision for uncollectible amounts	(0.2)	(0.1)
Deductions to allowance related to write-offs	(0.2)	(0.1)
Balance, end of period	$1.7	$2.1

(1) Beginning balance related to the nine months ended September 25, 2020 includes $0.2 million increase reflecting the impact of our adoption of ASC 326 on the first day of fiscal 2020.

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

Stock-based compensation expense related to restricted stock units (“RSUs”), performance stock units (“PSUs”), and restricted stock awards (“RSAs”) is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and is comprised as follows (U.S. dollars in millions):

	Quarter ended		Nine months ended
	October 1, 2021	September 25, 2020	October 1, 2021	September 25, 2020
RSUs/PSUs	$2.1	$1.6	$5.8	$5.9
RSAs	—	—	—	0.3
Total	$2.1	$1.6	$5.8	$6.2

Restricted Stock Units and Performance Stock Units

The following table lists the various RSUs and PSUs awarded under the 2014 Plan for the nine months ended October 1, 2021 and September 25, 2020:

Date of Award	Type of award	Units awarded	Price per share
For the nine months ended October 1, 2021
October 1, 2021	RSU	3,041	$32.22
May 4, 2021	RSU	30,317	28.86
March 30, 2021	RSU	2,500	28.67
March 1, 2021	RSU	290,021	25.85
March 1, 2021	PSU	118,192	25.85
For the nine months ended September 25, 2020
April 28, 2020	RSU	21,348	$35.13
March 30, 2020	RSU	2,500	29.61
March 23, 2020	RSU	2,500	33.53
March 2, 2020	PSU	86,954	28.74
March 2, 2020	RSU	161,093	28.74

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

RSUs and PSUs are eligible to earn Dividend Equivalent Units (“DEUs”) equal to the cash dividend paid to ordinary shareholders. DEUs are subject to the same performance and/or service conditions as the underlying RSUs and PSUs and are forfeitable.

7.  Inventories, net

Inventories consisted of the following (U.S. dollars in millions):

	October 1, 2021	January 1, 2021
Finished goods	$190.4	$190.7
Raw materials and packaging supplies	167.5	136.8
Growing crops	180.9	180.2
Total inventories, net	$538.8	$507.7

8.  Debt and Finance Lease Obligations

The following is a summary of long-term debt and finance lease obligations (U.S. dollars in millions):

	October 1, 2021	January 1, 2021
Senior unsecured revolving credit facility (see Credit Facility below)	$476.9	$541.7
Finance lease obligations	0.1	0.3
Total debt and finance lease obligations	477.0	542.0
Less: Current maturities	(0.1)	(0.2)
Long-term debt and finance lease obligations	$476.9	$541.8

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

The Second A&R Credit Agreement provides for an accordion feature that permits us, without the consent of the other lenders, to request that one or more lenders provide us with increases in revolving credit facility or term loans up to an aggregate of $300 million (“Incremental Increases”). The aggregate amount of Incremental Increases can be further increased to the extent that after giving effect to the proposed increase in revolving credit facility commitments or term loans our Consolidated Leverage Ratio, on a pro forma basis, would not exceed 2.50 to 1.00. Our ability to request such increases in the revolving credit facility or term loans is subject to our compliance with customary conditions set forth in the Second A&R Credit

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

8.  Debt and Finance Lease Obligations (continued)

Agreement including compliance, on a pro forma basis, with the financial covenants and ratios set forth therein. Upon our request, each lender may decide, in its sole discretion, whether to increase all or a portion of its revolving credit facility commitment or provide term loans.

The Second A&R Credit Agreement requires us to comply with certain financial and other covenants. Specifically, it requires us to maintain a 1) Consolidated Leverage Ratio of not more than 3.50 to 1.00 at any time during any period of four consecutive fiscal quarters, subject to certain exceptions and 2) a minimum Consolidated Interest Coverage Ratio of not less than 2.25 to 1.00 as of the end of any fiscal quarter. Additionally, it requires us to comply with certain other covenants, including limitations on capital expenditures, stock repurchases, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales, and mergers. Under the Second A&R Credit Agreement, we are permitted to declare or pay cash dividends in any fiscal year up to an amount that does not exceed the greater of (i) an amount equal to the greater of (A) 50% of the Consolidated Net Income (as defined in the Second A&R Credit Agreement) for the immediately preceding fiscal year or (B) $25 million or (ii) the greatest amount which would not cause the Consolidated Leverage Ratio (determined on a pro forma basis) to exceed 3.25 to 1.00. It also provides an allowance for stock repurchases to be an amount not exceeding the greater of (i) $150 million in the aggregate or (ii) the amount that, after giving pro forma effect thereto and any related borrowings, will not cause the Consolidated Leverage Ratio to exceed 3.25 to 1.00. As of October 1, 2021, we were in compliance with all of the covenants contained in the Second A&R Credit Agreement.

Debt issuance costs of $1.4 million and $1.8 million are included in other noncurrent assets on our Consolidated Balance Sheets as of October 1, 2021 and January 1, 2021, respectively.

We have a renewable 364-day, $25.0 million commercial stand-by letter of credit facility with Rabobank Nederland.

The following is a summary of the material terms of the Credit Facility and other working capital facilities at October 1, 2021 (U.S. dollars in millions):

	Term	Maturity date	Interest rate	Borrowing limit	Available borrowings
Bank of America credit facility	5 years	October 1, 2024	1.24%	$1,100.0	$623.1
Rabobank letter of credit facility	364 days	June 15, 2022	Varies	25.0	14.3
Other working capital facilities	Varies	Varies	Varies	20.0	9.5
				$1,145.0	$646.9

The current margin for LIBOR advances is 1.125%. We intend to use funds borrowed under the Revolving Credit Facility from time to time for general corporate purposes, working capital, capital expenditures and other investment opportunities.

The Revolving Credit Facility permits borrowings under the revolving commitment with an interest rate determined based on our leverage ratio and spread over LIBOR. In addition, we pay a fee on unused commitments.

As of October 1, 2021, we applied $31.9 million to letters of credit and bank guarantees issued from Rabobank Nederland, Bank of America, and other banks.

During 2018, we entered into interest rate swaps in order to hedge the risk of the fluctuation on future interest payments related to our variable rate LIBOR-based borrowings from our Revolving Credit Facility. Refer to Note 13, “Derivative Financial Instruments”.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

9.  Commitments and Contingencies

Kunia Well Site

In 1980, elevated levels of certain chemicals were detected in the soil and ground-water at a plantation leased by one of our U.S. subsidiaries in Honolulu, Hawaii (the “Kunia Well Site”). In 2005, our subsidiary signed a Consent Decree (“Consent Decree”) with the Environmental Protection Agency (“EPA”) for the performance of the clean-up work for the Kunia Well Site. Based on findings from remedial investigations, our subsidiary continues to evaluate with the EPA the clean-up work currently in progress in accordance with the Consent Decree.

The estimates associated with the clean-up costs are between $12.9 million and $28.7 million. The estimate on which our accrual is based totals $12.9 million. As of October 1, 2021, $12.6 million was included in other noncurrent liabilities and $0.3 million included in accounts payable and accrued expenses in our Consolidated Balance Sheets for the Kunia Well Site clean-up. We expect to expend approximately $0.4 million in 2021, $1.1 million in 2022 and $0.9 million in each of the years 2023, 2024 and 2025.

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

We intend to vigorously defend ourselves in all of the above matters.

10.  Earnings Per Share

Basic and diluted net income per ordinary share is calculated as follows (U.S. dollars in millions, except share and per share data):

	Quarter ended		Nine months ended
	October 1, 2021	September 25, 2020	October 1, 2021	September 25, 2020
Numerator:
Net income attributable to Fresh Del Monte Produce Inc.	$1.3	$17.4	$91.2	$48.3

Denominator:
Weighted average number of ordinary shares - Basic	47,535,873	47,355,918	47,494,168	47,641,712
Effect of dilutive securities - share-based awards	207,885	71,805	166,887	90,035
Weighted average number of ordinary shares - Diluted	47,743,758	47,427,723	47,661,055	47,731,747

Antidilutive awards (1)	114,053	209,405	114,053	209,405

Net income per ordinary share attributable to Fresh Del Monte Produce Inc.:
Basic	$0.03	$0.37	$1.92	$1.01
Diluted	$0.03	$0.37	$1.91	$1.01

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

11.  Retirement and Other Employee Benefits

The following table sets forth the net periodic benefit costs of our defined benefit pension plans and post-retirement benefit plans (U.S. dollars in millions):

	Quarter ended		Nine months ended
	October 1, 2021	September 25, 2020	October 1, 2021	September 25, 2020
Service cost	$1.5	$1.6	$4.5	$4.8
Interest cost	1.3	1.5	4.0	4.4
Expected return on assets	(0.5)	(0.6)	(1.6)	(1.8)
Amortization of net actuarial loss	0.1	0.3	0.4	0.9
Net periodic benefit costs	$2.4	$2.8	$7.3	$8.3

We provide certain other retirement benefits to certain employees who are not U.S.-based and are not included above. Generally, benefits under these programs are based on an employee’s length of service and level of compensation. These programs are immaterial to our consolidated financial statements. The net periodic benefit costs related to other non-U.S.-based plans is $0.9 million for the quarter ended October 1, 2021 and $0.8 million for the quarter ended September 25, 2020. The net periodic benefit costs related to other non-U.S.-based plans is $2.7 million for the nine months ended October 1, 2021 and $2.4 million for the nine months ended September 25, 2020.

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

We evaluate performance based on several factors, of which net sales and gross profit by product are the primary financial measures (U.S. dollars in millions):

	Quarter ended
	October 1, 2021		September 25, 2020
Segments:	Net Sales	Gross Profit	Net Sales	Gross Profit
Fresh and value-added products	$601.2	$40.9	$600.6	$54.2
Banana	365.3	2.4	361.8	10.8
Other products and services	38.3	5.6	27.3	2.3
Totals	$1,004.8	$48.9	$989.7	$67.3

	Nine months ended
	October 1, 2021		September 25, 2020
Segments:	Net Sales	Gross Profit	Net Sales	Gross Profit
Fresh and value-added products	$1,906.0	$149.8	$1,897.8	$133.8
Banana	1,210.2	98.2	1,218.4	74.3
Other products and services	118.4	16.0	83.8	6.4
Totals	$3,234.6	$264.0	$3,200.0	$214.5

	Quarter ended		Nine months ended
Net Sales by geographic region:	October 1, 2021	September 25, 2020	October 1, 2021	September 25, 2020
North America	$622.0	$619.4	$1,951.2	$1,992.0
Europe	150.7	150.0	531.2	485.2
Asia	111.9	107.9	380.2	355.3
Middle East	108.2	102.7	323.0	329.3
Other	12.0	9.7	49.0	38.2
Totals	$1,004.8	$989.7	$3,234.6	$3,200.0

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)
12.  Business Segment Data (continued)

The following table indicates our net sales by product and the percentage of the total (U.S. dollars in millions):

	Quarter ended				Nine months ended
	October 1, 2021		September 25, 2020		October 1, 2021		September 25, 2020
Fresh and value-added products:
Fresh-cut fruit	$131.8	13%	$129.7	13%	$380.0	11%	$355.0	10%
Fresh-cut vegetables	95.5	10%	94.4	10%	277.7	9%	280.8	9%
Pineapples	128.5	13%	115.9	12%	400.3	12%	331.9	10%
Avocados	78.3	8%	75.2	8%	248.0	8%	260.4	8%
Non-tropical fruit	33.7	3%	38.1	4%	152.0	5%	175.8	6%
Prepared foods	64.3	6%	70.7	7%	211.6	7%	209.4	7%
Melons	4.7	—%	2.9	—%	49.6	1%	66.8	2%
Tomatoes	6.1	1%	8.6	1%	24.1	1%	32.4	1%
Vegetables	34.8	4%	41.7	4%	98.4	3%	116.1	4%
Other fruit and vegetables	23.5	2%	23.4	2%	64.3	2%	69.2	2%
Total fresh and value-added products	601.2	60%	600.6	61%	1,906.0	59%	1,897.8	59%
Banana	365.3	36%	361.8	36%	1,210.2	37%	1,218.4	38%
Other products and services	38.3	4%	27.3	3%	118.4	4%	83.8	3%
Totals	$1,004.8	100%	$989.7	100%	$3,234.6	100%	$3,200.0	100%

Our net sales by product disclosure for the quarter and nine months ended September 25, 2020 in the table above has been adjusted to reflect a reclassification between product categories within our fresh and value-added products segment as the result of a refinement in our definition of prepared foods which we adopted in March 2021. For the quarter ended September 25, 2020, this reclassification resulted in an increase in revenues to our prepared foods category of $3.2 million and a decrease in revenues to the following product categories: fresh-cut fruit - $0.7 million; fresh-cut vegetables - $1.2 million; and avocados - $1.3 million. For the nine months ended September 25, 2020, this reclassification resulted in an increase in revenues to our prepared foods category of $10.7 million and a decrease in revenues to the following product categories: fresh-cut fruit - $3.6 million; fresh-cut vegetables - $4.0 million; and avocados - $3.1 million. On a full year basis for the year ended January 1, 2021, the reclassification resulted in an increase in revenues to our prepared foods category of $14.0 million and a decrease in revenues to the following product categories: fresh-cut fruit - $4.2 million; fresh-cut vegetables - $4.9 million; and avocados - $4.9 million. This reclassification will be reflected accordingly in our future filings with the SEC.

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

Certain of our derivative instruments contain provisions that require the current credit relationship between us and our counterparty to be maintained throughout the term of the derivative instruments. If that credit relationship changes, certain provisions could be triggered, and the counterparty could request immediate collateralization of derivative instruments in a net liability position above a certain threshold. The aggregate fair value of all derivative instruments with a credit-risk-related contingent feature that are in a liability position on October 1, 2021 is $46.8 million. As of October 1, 2021, no triggering event has occurred and thus we are not required to post collateral.

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

The foreign currency forward contracts qualifying as cash flow hedges were designated as single-purpose cash flow hedges of forecasted cash flows.

We had the following outstanding foreign currency forward contracts as of October 1, 2021 (in millions):

Foreign currency contracts qualifying as cash flow hedges:	Notional amount
Euro	EUR	53.8
British pound	GBP	6.8
Japanese yen	JPY	1,964.0
Chilean peso	CLP	56,583.4
Kenya shilling	KES	898.5
Korean won	KRW	17,984.5

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

We recorded a gain of $3.3 million during the nine months ended October 1, 2021 related to our dedesignated bunker fuel swaps in other expense, net. A net gain of $1.2 million associated with our terminated bunker fuel swaps remains deferred in accumulated other comprehensive loss related to forecasted transactions that are still probable of occurring within two months of the originally specified timeframe.

Interest Rate Contracts

We are exposed to fluctuations in variable interest rates on our results of operations and financial condition and we mitigate that exposure by entering into interest rate swaps. We entered into interest rate swaps in order to hedge the risk of the fluctuation on future interest payments related to our variable rate LIBOR-based borrowings through 2028.

Gains or losses on interest rate swaps are recorded in other comprehensive (loss) income and are subsequently reclassified into earnings as the interest expense on debt is recognized in earnings. At October 1, 2021, the notional value of interest rate contracts outstanding was $400.0 million, with $200.0 million maturing in 2024 and the remaining $200.0 million maturing in 2028. Refer to Note 8, “Debt and Finance Lease Obligations.”

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

13.  Derivative Financial Instruments (continued)

The following table reflects the fair values of derivative instruments, which are designated as level 2 in the fair value hierarchy, as of October 1, 2021 and January 1, 2021 (U.S. dollars in millions):

	Derivatives designated as hedging instruments (1)
	Foreign exchange contracts		Bunker fuel swaps		Interest rate swaps		Total
Balance Sheet location:	October 1, 2021	January 1, 2021	October 1, 2021	January 1, 2021	October 1, 2021	January 1, 2021	October 1, 2021	January 1, 2021
Asset derivatives:
Prepaid expenses and other current assets	$4.0	$1.3	$—	$1.6	$—	$—	$4.0	$2.9
Other noncurrent assets	—	0.3	—	—	—	—	—	0.3
Total asset derivatives	$4.0	$1.6	$—	$1.6	$—	$—	$4.0	$3.2

Liability derivatives:
Accounts payable and accrued expenses	$4.6	$8.5	$—	$0.2	$—	$—	$4.6	$8.7
Other noncurrent liabilities	6.4	—	—	—	35.8	50.6	42.2	50.6
Total liability derivatives	$11.0	$8.5	$—	$0.2	$35.8	$50.6	$46.8	$59.3

(1) See Note 14, “Fair Value Measurements”, for fair value disclosures.

At January 1, 2021, $1.3 million was included in prepaid expenses and other current assets and $0.3 million was included in accounts payable and accrued expenses for the portions of our bunker fuel swap contracts which were no longer designated as hedging instruments.

We expect that $10.5 million of the net fair value of designated and dedesignated hedges recognized as a net loss in accumulated other comprehensive loss will be transferred to earnings during the next 12 months and the remaining net loss of $31.1 million over a period of approximately 7 years, along with the earnings effect of the related forecasted transactions.

The following table reflects the effect of derivative instruments on the Consolidated Statements of Comprehensive (Loss) Income for the quarters and nine months ended October 1, 2021 and September 25, 2020 (U.S. dollars in millions):

	Net amount of (loss) gain recognized in other comprehensive (loss) income on derivatives
	Quarter ended		Nine months ended
Derivative instruments	October 1, 2021	September 25, 2020	October 1, 2021	September 25, 2020
Foreign exchange contracts	$(6.7)	$(2.0)	$(0.1)	$(3.8)
Bunker fuel swaps	(1.4)	0.9	(0.5)	(1.3)
Interest rate swaps, net of tax	2.4	1.4	12.9	(21.8)
Total	$(5.7)	$0.3	$12.3	$(26.9)

Refer to Note 15, “Accumulated Other Comprehensive Loss”, for the effect of derivative instruments on the Consolidated Statements of Operations related to amounts reclassified from accumulated other comprehensive loss for the quarters and nine months ended October 1, 2021 and September 25, 2020.

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

The following table provides a summary of the fair values of our derivative financial instruments measured on a recurring basis (U.S. dollars in millions):

Fair value measurements
	Foreign currency forward contracts, net liability		Bunker fuel contracts, net asset (1)		Interest rate contracts, net liability
	October 1, 2021	January 1, 2021	October 1, 2021	January 1, 2021	October 1, 2021	January 1, 2021
Quoted prices in active markets for identical assets (Level 1)	$—	$—	$—	$—	$—	$—
Significant observable inputs (Level 2)	(7.0)	(6.9)	—	2.4	(35.8)	(50.6)
Significant unobservable inputs (Level 3)	—	—	—	—	—	—

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

During fiscal 2020, we performed a comprehensive review of our asset portfolio and identified non-strategic and underutilized property, plant, and equipment assets across various of our regions to dispose of while reducing costs and driving further efficiencies in our operations (the “Optimization Program”). These assets met the held for sale criteria as of October 1, 2021, and primarily relate to our fresh and value-added products segment. Included in the $20.0 million of assets held for sale as of October 1, 2021 were the following: $7.2 million consists of a facility and related assets in the United States, $3.7 million consists of equipment in the Middle East, $2.2 million is related to vacant land in Mexico, $4.3 million consists of facilities and farm land in South America, and the remaining $2.6 million consists of farm land and associated assets primarily located in Asia. These assets are recognized at the lower of cost or fair value less cost to sell. The fair value measurements for our held for sale assets are generally based on Level 3 inputs, which include information obtained from third-party appraisals.

During the nine months ended October 1, 2021, we received proceeds of $10.7 million from the sale of assets previously held for sale and recorded a gain on disposal of property, plant and equipment, net of $4.4 million.

15.  Accumulated Other Comprehensive Loss

The following table includes the changes in accumulated other comprehensive loss by component (U.S. dollars in millions):

	Changes in Accumulated Other Comprehensive Loss by Component (1)
	Cash Flow Hedges		Foreign Currency Translation Adjustment		Retirement Benefit Adjustment	Total
	Nine months ended October 1, 2021
Balance at January 1, 2021	$(49.6)		$(3.3)		$(24.1)	$(77.0)
Other comprehensive (loss) income before reclassifications	10.2	(3)	(9.2)	(2)	(1.9)	(0.9)
Amounts reclassified from accumulated other comprehensive loss	2.1	(4)	—		0.7	2.8
Net current period other comprehensive (loss) income	12.3		(9.2)		(1.2)	1.9
Balance at October 1, 2021	$(37.3)		$(12.5)		$(25.3)	$(75.1)

	Nine months ended September 25, 2020
Balance at December 27, 2019	$(25.5)		$(15.8)		$(24.1)	$(65.4)
Other comprehensive (loss) income before reclassifications	(35.1)	(3)	2.5	(2)	(0.5)	(33.1)
Amounts reclassified from accumulated other comprehensive loss	8.2	(4)	—		0.9	9.1
Net current period other comprehensive (loss) income	(26.9)		2.5		0.4	(24.0)
Balance at September 25, 2020	$(52.4)		$(13.3)		$(23.7)	$(89.4)

(1) All amounts are net of tax and noncontrolling interest.
(2) Includes a loss of $4.2 million and a gain of $3.4 million for the nine months ended October 1, 2021 and nine months ended September 25, 2020, respectively, on intra-entity foreign currency transactions that are of a long-term-investment nature.
(3) Includes a tax effect of $(1.9) million and $3.2 million for the nine months ended October 1, 2021 and nine months ended September 25, 2020, respectively.
(4) Includes amounts reclassified for both designated and dedesignated cash flow hedges. Refer to the following table for the amounts of each.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

15.  Accumulated Other Comprehensive Loss (continued)

The following table includes details about amounts reclassified from accumulated other comprehensive loss by component (U.S. dollars in millions):

	Amount of (gain) loss reclassified from accumulated other comprehensive loss
	October 1, 2021		September 25, 2020
Details about accumulated other comprehensive loss components	Quarter ended	Nine months ended	Quarter ended	Nine months ended	Affected line item in the statement where net income is presented
Cash flow hedges:
Designated as hedging instruments:
Foreign currency cash flow hedges	$(1.5)	$(0.8)	$3.6	$0.9	Net sales
Foreign currency cash flow hedges	(0.6)	—	0.1	(0.4)	Cost of products sold
Bunker fuel swaps	—	—	(0.2)	1.0	Cost of products sold
Interest rate swaps	2.8	8.5	2.8	6.3	Interest expense
Bunker fuel swaps no longer designated as hedging instruments	(1.4)	(4.6)	0.3	0.3	Cost of products sold
Bunker fuel swaps no longer designated as hedging instruments	—	(1.0)	(0.3)	0.1	Other expense, net
Total	$(0.7)	$2.1	$6.3	$8.2

Amortization of retirement benefits:
Actuarial losses	0.2	0.7	0.3	0.9	Other expense, net
Total	$0.2	$0.7	$0.3	$0.9

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

16.  Shareholders’ Equity

Our shareholders have authorized 50,000,000 preferred shares at $0.01 par value, of which none are issued or outstanding at October 1, 2021, and 200,000,000 ordinary shares at $0.01 par value, of which 47,544,395 are issued and outstanding at October 1, 2021.

On February 21, 2018, our Board of Directors approved a three-year stock repurchase program of up to $300.0 million of our ordinary shares that expired during the first quarter of 2021. No shares were repurchased under this program subsequent to the second quarter of 2020.

The below is a summary of the dividends paid per share for the nine months ended October 1, 2021 and September 25, 2020. These dividends were declared and paid within the same fiscal quarter.

Nine months ended
October 1, 2021		September 25, 2020
Dividend Payment Date	Cash Dividend per Ordinary Share	Dividend Payment Date	Cash Dividend per Ordinary Share
September 10, 2021	$0.15	September 4, 2020	$0.05
June 11, 2021	0.10	June 5, 2020	0.05
April 2, 2021	0.10	March 27, 2020	0.10

We paid $16.6 million in dividends during the nine months ended October 1, 2021 and $9.6 million in dividends during the nine months ended September 25, 2020.

On November 2, 2021, our Board of Directors declared a quarterly cash dividend of fifteen cents ($0.15) per share, payable on December 10, 2021 to shareholders of record on November 17, 2021.

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

Our vision is to inspire healthy lifestyles through wholesome and convenient products. Our strategy is founded on six goals:

COVID-19 Pandemic Impact

In March 2020, the World Health Organization declared the current outbreak of coronavirus (“COVID-19”) a global pandemic. In response to the COVID-19 pandemic, we have taken various preventative and protective measures to support our team members, customers, suppliers, and local communities. These measures included additional operating procedures and safety protocols at our production facilities, continuous monitoring of our supply chain contingency plans to mitigate service disruptions, and staying abreast of guidance from health officials and governmental authorities to determine any additional restrictions to put in place at each of our locations. These measures have allowed us to maintain our commitment to providing healthy, convenient and safe Del Monte® branded products around the world during this critical time.

The COVID-19 pandemic began having a material adverse impact on our results of operations during the first quarter of 2020 which has continued into the third quarter of 2021. Government imposed mandatory closures and restrictions across various of our key global markets have resulted in volatile supply and demand conditions for certain of our products as well as reduced demand in our foodservice distribution channel, factors which continue to persist through the date of this report. During fiscal 2020, we were also negatively impacted by service cancellations and containers that could not clear at certain ports in Asia as well as increased expenses, particularly in our farming operations in Central America where we incurred incremental costs to implement social distancing protocols and more frequent cleaning cycles. While service at the ports have improved during the current year, to the extent that various regions of the world implement significant shut-downs we could experience similar delays in a future period.

Furthermore, during fiscal 2021, the recovery from the COVID-19 pandemic and the current economic climate have resulted in inflationary and cost pressures that have significantly increased our production and distribution costs, including costs of packaging materials, fertilizer, labor, fuel, and inland freight. We are also experiencing pressure in our supply chain due to strained transportation capacity and lack of sufficient labor availability. These factors have led to increased costs in our banana and fresh and value-added products business segments, causing a decline in gross profit for the third quarter of 2021 when compared to the prior-year period. Subsequent to the end of the third quarter and in response to these inflationary and cost pressures, we announced to our customers that we will be raising prices on bananas, pineapples and fresh-cut fruit effective November 1, 2021. While we expect that these inflation-justified price increases will partially mitigate our increased costs, we believe these unfavorable market conditions will continue to negatively impact our net sales and gross profit in future periods.

The COVID-19 pandemic continues to evolve and accordingly, the pace of the recovery from the pandemic as well as the potential impact of new variants or significant resurgences are not presently known. Although we believe that we will ultimately emerge from these events well positioned for long-term growth, the uncertainties with respect to the COVID-19 pandemic remain and, as such, we cannot reasonably estimate the duration or extent of its adverse impact on our business, operating results, and long-term liquidity position.

Refer to the “Results of Operations” and “Liquidity and Capital Resources” sections below for further discussion.

Optimization Program

During fiscal 2020, we performed a comprehensive review of our asset portfolio aimed at identifying non-strategic and underutilized assets to dispose of while reducing costs and driving further efficiencies in our operations (hereon referred to as the “Optimization Program”). As a result of the review, we identified assets across all of our regions which we plan to sell for total anticipated cash proceeds of approximately $100.0 million. These assets primarily consist of underutilized facilities and land, and those pending to be sold are currently reflected in assets held for sale on our Consolidated Balance Sheet. As of the quarter ended October 1, 2021, we have received cash proceeds of $52.0 million in connection with asset sales under the Optimization Program (approximately $40.0 million of which was received in our 2020 fiscal year). Due to challenging market conditions which have resulted in delays of some of the asset sales, in part driven by COVID-19 travel restrictions, we anticipate that the completion of the program will extend beyond the originally anticipated timeframe of the first quarter of 2022.

Included as part of this Optimization Program is the consolidation of our Mann Packing operations from four facilities into one facility in Gonzales, California. The consolidation of Mann Packing allowed us the advantage of processing fresh-cut fruit and fresh-cut vegetables in one facility in the Salinas Valley and will enable us to continue to optimize labor and distribution costs. While we have realized cost savings in connection with the consolidation of our Mann Packing operations as of the quarter ended October 1, 2021, our financial results for this business continue to be negatively impacted by reduced demand in our foodservice distribution channel and increased production and distribution costs which have adversely affected gross profit in our fresh and value-added products business segment.

Income Taxes

In connection with a current examination of the tax returns in two foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing aggregating approximately $147.4 million (including interest and penalties) for tax years 2012 through 2016. We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities as we believe that the proposed adjustments are without technical merit.

In one of the foreign jurisdictions, we filed an appeal in judicial court on April 30, 2020. On September 10, 2020, we were notified that we lost our final appeal at the administrative level for the audit years 2012-2015, and likewise on October 7, 2021 for the audit year 2016. We intend to file an appeal in the judicial court in November 2021 with respect to the administrative ruling for the audit year 2016. For the audit years 2012-2015, we have filed a request for an injunction in judicial court which would defer payment, if any, until the end of the judicial process, and we intend to do the same for the audit year 2016.

In the other foreign jurisdiction, the administrative process has been completed and we filed a case in judicial court on March 4, 2020.

We expect to continue to vigorously contest the adjustments and to exhaust all administrative and judicial remedies necessary in both jurisdictions to resolve the matters, which could be a lengthy process.

RESULTS OF OPERATIONS

Consolidated Financial Results

The following summarizes the more significant factors impacting our operating results for the 13-week and 39-week periods ended October 1, 2021 (also referred to as the “third quarter of 2021” and “first nine months of 2021,” respectively) and September 25, 2020 (also referred to as the “third quarter of 2020” and “first nine months of 2020,” respectively).

	Quarter ended		Nine months ended
	October 1, 2021	September 25, 2020	October 1, 2021	September 25, 2020
Net sales	$1,004.8	$989.7	$3,234.6	$3,200.0
Gross profit	48.9	67.3	264.0	214.5
Selling, general and administrative expenses	48.0	44.1	148.3	142.4
Operating income	1.3	26.6	120.2	77.4

Net Sales - Net sales for the third quarter of 2021 increased $15.1 million, or 2%, when compared with the third quarter of 2020. The increase in net sales for the third quarter of 2021 was attributable to higher net sales in all of our segments, particularly our other products and services segment including third-party freight services and poultry and meats category.

Net Sales for the first nine months of 2021 increased $34.6 million, or 1%, when compared with the first nine months of 2020. The increase in net sales for the first nine months of 2021 was attributable to higher net sales within our other products and services and fresh and value-added products segments, partially offset by a decrease in net sales in our banana segment.

Net sales in both the third quarter and first nine months of 2021 were also positively impacted by fluctuations in exchange rates versus the euro, British pound, and Korean won.

Gross Profit - Gross profit for the third quarter of 2021 decreased $18.4 million, or 27%, when compared to the third quarter of 2020 primarily as a result of the impact of inflation, strained transportation capacity, lack of sufficient labor availability and other cost pressures which resulted in higher per unit production and distribution costs, specifically relating to packaging materials, fertilizers, inland freight, labor and fuel. The impact of these cost pressures in the third quarter of 2021 were intensified by our seasonality, as we have historically realized a greater portion of our net sales and gross profit during the first two calendar quarters of the year. These adverse factors were partially offset by higher gross profit in our other product and services segment driven by third-party freight services and poultry and meats. As a result of these factors, gross margin decreased 190 basis points to 4.9% in the third quarter of 2021 from 6.8% in the third quarter of 2020.

Gross profit for the first nine months of 2021 increased $49.5 million, or 23%, when compared with the first nine months of 2020. The increase was driven by higher gross profit in all of our business segments. Specifically, the increase relates to (i) higher per unit sales prices in our banana segment, (ii) higher gross profit in our fresh and value-added products segment driven by pineapples, melons, fresh-cut fruits and prepared food products and (iii) higher third-party freight services net sales. These increases more than offset the adverse impact of inflation, strained transportation capacity, lack of sufficient labor availability and other cost pressures experienced in the third quarter. As a result of these factors, gross margin increased 150 basis points to 8.2% in the first nine months of 2021 from 6.7% in the first nine months of 2020.

Gross profit in both the third quarter and first nine months of 2021 was also positively impacted by fluctuations in exchange rates versus the euro and Costa Rican colon, partially offset by unfavorable exchange rates versus the Mexican peso.

Please refer to information under the caption “Seasonality” provided in Item 1. Business of our Annual Report on Form 10-K for the year ended January 1, 2021 for further details. We expect these cost pressures to continue to negatively impact our gross profit in future periods.

Selling, General and Administrative Expenses - Selling, general and administrative expenses increased $3.9 million, or 9%, in the third quarter of 2021 when compared with the third quarter of 2020, and increased $5.9 million, or 4% in first nine months of 2021 when compared with the first nine months of 2020. The increase in both periods was primarily due to higher administrative expenses in the current year, including higher employee benefit and travel costs.

Gain (Loss) on Disposal of Property, Plant and Equipment, Net - The gain (loss) on disposal of property, plant and equipment, net of $0.5 million during the third quarter of 2021 primarily related to sales of assets in the Middle East and Europe. For the first nine months of 2021, gain (loss) on disposal of property, plant and equipment, net of $4.2 million also included a $2.4 million gain on the sale of a refrigerated vessel and a $1.1 million gain on the sale of vacant land in the Middle East. Gain (loss) on disposal of property, plant and equipment, net of $(0.1) million for the third quarter of 2020 primarily related to a loss on the disposal of certain production assets in North America which was partially offset by a gain on the sale of surplus land in Chile. Gain (loss) on disposal of property, plant and equipment, net of $1.5 million for first nine months of 2020 primarily related to gains on the sale of surplus land in Chile.

Asset Impairment and Other Charges (Credits), Net - Asset impairment and other charges (credits), net were $0.1 million during the third quarter of 2021, as compared with $(3.5) million during the third quarter of 2020. Asset impairment and other charges (credits), net for the third quarter of 2021 primarily related to impairment of low-yielding banana plants in the Philippines. For the third quarter of 2020, asset impairment and other charges (credits), net primarily consisted of an insurance recovery associated with the 2019 voluntary product recall and severance expense related to the reorganization of our North America sales and marketing function.

Asset impairment and other charges (credits), net were $(0.3) million during the first nine months of 2021, as compared with $(3.8) million during the first nine months of 2020. The first nine months of 2021 primarily included a $(0.8) million insurance recovery associated with damages to certain of our banana segment fixed assets in Guatemala caused by hurricanes Eta and Iota in the fourth quarter of 2020, partially offset by the banana plant impairment discussed above and severance expense incurred in connection with the exit from a facility in Europe. Asset impairment and other charges (credits), net for the first nine months of 2020 primarily consisted of an insurance recovery related to the 2019 voluntary product recall, partially offset by (i) asset impairments, mainly related to certain of our North America and European production facilities and low-yielding banana plants in the Philippines, (ii) a legal settlement charge, and (iii) severance expense related to the reorganization of our North America sales and marketing function.

Operating Income - Operating income decreased by $25.3 million in the third quarter of 2021 when compared with the third quarter of 2020, primarily due to lower gross profit and higher selling, general and administrative expenses. Operating income increased by $42.8 million in the first nine months of 2021 when compared with the first nine months of 2020, primarily due to higher gross profit, partially offset by higher selling, general and administrative expenses.

Interest Expense - Interest expense decreased slightly in both the third quarter and first nine months of 2021 when compared with the comparative prior-year periods, principally due to lower interest rates and lower average debt balances.

Other Expense, Net - Other expense, net increased by $1.0 million in the third quarter of 2021 when compared with the third quarter of 2020 primarily as a result of the prior-year period including a gain related to fuel derivatives no longer designated as hedging instruments, and higher foreign exchange losses in the current year period. Other expense, net increased $0.4 million in the first nine months of 2021 when compared with the first nine months of 2020 mainly due to higher foreign exchange losses partially offset by higher gains on fuel derivatives no longer designated as hedging instruments.

Income Tax (Benefit) Provision - Income tax (benefit) provision was $(6.6) million for the third quarter of 2021 when compared with $4.9 million for the third quarter of 2020, and was $9.1 million for the first nine months of 2021 compared with $9.4 million for the first nine months of 2020. The decrease in the income tax provision in both periods was primarily due to decreased earnings in certain higher tax jurisdictions. The income tax provision for the first nine months of 2021 and first nine months of 2020 also include a $0.8 million and $1.7 million benefit, respectively, relating to the NOL carryback provision of the Coronavirus Aid, Relief and Economic Security (CARES) Act, which was enacted on March 27, 2020.

Financial Results by Segment

The following table presents net sales and gross profit by segment, and in each case, the percentage of the total represented thereby (U.S. dollars in millions):

	Quarter ended
	October 1, 2021				September 25, 2020
Segment	Net Sales		Gross Profit		Net Sales		Gross Profit
Fresh and value-added products	$601.2	60%	$40.9	84%	$600.6	61%	$54.2	81%
Banana	365.3	36%	2.4	5%	361.8	36%	10.8	16%
Other products and services	38.3	4%	5.6	11%	27.3	3%	2.3	3%
Totals	$1,004.8	100%	$48.9	100%	$989.7	100%	$67.3	100%

	Nine months ended
	October 1, 2021				September 25, 2020
Segment	Net Sales		Gross Profit		Net Sales		Gross Profit
Fresh and value-added products	$1,906.0	59%	$149.8	57%	$1,897.8	59%	$133.8	62%
Banana	1,210.2	37%	98.2	37%	1,218.4	38%	74.3	35%
Other products and services	118.4	4%	16.0	6%	83.8	3%	6.4	3%
Totals	$3,234.6	100%	$264.0	100%	$3,200.0	100%	$214.5	100%

Fresh and value-added products

Third Quarter of 2021 Compared with Third Quarter of 2020

Net sales in the fresh and value-added products segment increased by $0.6 million when compared to the third quarter of 2020, principally as a result of increased net sales of pineapples and avocados. Partially offsetting the increase were decreases in net sales of vegetables, prepared food products, and non-tropical fruit.

•Pineapple net sales increased in most regions driven by higher sales volume, partially offset by lower per unit sales prices.

•Avocado net sales increased primarily in North America driven by higher per unit sales prices, partially offset by lower sales volume.

•Vegetables net sales decreased primarily in North America, including in our Mann Packing operations, driven by lower sales volume related to lower demand from the foodservice channel, partially offset by higher per unit sales prices.

•Prepared food products net sales decreased primarily in Europe driven by lower availability, mainly of canned pineapple products. The prior-year period benefited from heightened customer demand related to the COVID-19 pandemic as more consumers stocked up on canned goods.

•Non-tropical fruit net sales decreased primarily in the Middle East.

Gross profit of fresh and value-added products decreased $13.3 million, or 25%, primarily due to lower gross profit on avocados, prepared food products, fresh-cut vegetables and pineapples, partially offset by higher gross profit on vegetables. Segment performance was negatively impacted by inflationary and cost pressures, which resulted in higher per unit production and distribution costs, including packaging materials, fertilizers, inland freight, labor and fuel. Gross margin decreased 220 basis points to 6.8% from 9.0%.

•Avocado gross profit decreased in North America primarily driven by lower sales volume coupled with higher per unit production and distribution costs.

•Prepared food products gross profit decreased primarily in Europe driven by lower net sales coupled with higher per unit distribution costs.

•Fresh-cut vegetable gross profit decreased in North America, primarily in our Mann Packing operations, mainly driven by higher per unit product costs and lower production yields.

•Pineapple gross profit decreased primarily in North America due to lower per unit sales prices coupled with higher per unit production and distribution cost.

•Vegetable gross profit increased primarily in the Middle East.

First Nine Months of 2021 Compared with First Nine Months of 2020

Net sales in the fresh and value-added products segment increased $8.2 million in the first nine months of 2021 principally as a result of increased net sales of pineapples and fresh-cut fruits. Partially offsetting the increase were decreases in net sales of non-tropical fruit, vegetables, melons and avocados.

•Pineapple net sales increased in all our regions, driven by higher sales volumes and per unit sales prices.

•Fresh-cut fruit net sales increased across most of our regions, driven by higher sales volumes and per unit sales prices.

•Non-tropical fruit net sales decreased primarily in the Middle East and Asia, due to lower sales volumes and per unit sales prices. The volume of our non-tropical fruit season was negatively impacted by severe rainstorms in Chile, which caused damage to certain of our farms at the beginning of 2021.

•Vegetable net sales decreased primarily due to lower sales in North America, including in our Mann Packing operations. The decrease was driven by lower sales volumes related to lower demand from our foodservice channel, partially offset by higher per unit sales prices.

•Melon net sales decreased primarily due to reduced sales volumes in North America as a result of lower volumes from our Guatemala harvest, which was negatively impacted by crop damage caused by hurricanes Eta and Iota in the fourth quarter of 2020. The decrease in net sales was partially offset by higher per unit sales prices.

•Avocado net sales decreased primarily in North America due to lower sales volume and lower per unit sales prices.

Gross profit in the fresh and value-added products segment increased $16.0 million, or 12%, principally due to increased gross profit on pineapples, melons, fresh-cut fruit and prepared food products. Partially offsetting the increase were decreases in gross profit on fresh-cut vegetables, avocados, non-tropical fruit, and vegetables. Additionally, the gross profit improvement was partially offset by inflationary and cost pressures, which resulted in higher per unit production and distribution costs, including packaging materials, fertilizers, inland freight, labor and fuel. Gross margin increased 80 basis points to 7.9% from 7.1%. Gross profit in the first nine months of 2020 included $18.6 million of inventory write-offs driven by the COVID-19 pandemic.

•Pineapple gross profit increased across all our regions. The consolidated increase was primarily driven by higher net sales. The increase was partially offset by higher per unit production and distribution costs.

•Melon gross profit increased primarily in North America due to higher per unit sales prices of cantaloupes, partially offset by lower sales volume as a result of lower volumes from our Guatemala harvest, which was negatively impacted by crop damage caused by hurricanes Eta and Iota in the fourth quarter of 2020, coupled with higher per unit production and distribution costs.

•Fresh-cut fruit gross profit increased primarily in Europe and Asia. The consolidated increase was driven by higher sales volume and higher per unit sales prices coupled with lower per unit production costs.

•Prepared food products gross profit increased across all our regions, particularly in North America driven by higher sales volume and lower per unit production costs.

•Fresh-cut vegetable and vegetable gross profit decreased primarily in our North America Mann Packing operations.

•Avocado gross profit decreased primarily in North America driven by lower sales volume coupled with higher per unit production and distribution costs.

•Non-tropical fruit gross profit decreased primarily due to severe rainstorms in Chile which caused damage to certain of our farms at the beginning of 2021, resulting in $3.4 million in inventory write-offs. Additionally, gross profit decreased in Asia and the Middle East mainly as a result of lower per unit sales prices and sales volumes due to lower demand, partially offset by lower per unit distribution and production costs. The decrease was also partially offset by an increase in gross profit in North America.

Banana

Third Quarter of 2021 Compared with Third Quarter of 2020

Net sales of bananas increased by $3.5 million, or 1%, principally due to higher net sales in Europe primarily related to higher per unit sales prices and higher net sales in the Middle East due to higher sales volume.

Gross profit in the banana segment decreased $8.4 million, or 78%, primarily driven by Asia and North America. The consolidated decrease was driven by excess industry supply which lowered per unit sales prices coupled with higher per unit distribution and production costs impacted by inflationary and cost pressures. As a result of these factors, gross margin decreased 230 basis points to 0.7% from 3.0%.

First Nine Months of 2021 Compared with First Nine Months of 2020

Net sales of bananas decreased by $8.2 million, or 1%, principally due to lower net sales in North America and the Middle East, partially offset by higher net sales in Europe and Asia.

Gross profit in the banana segment increased by $23.9 million, or 32%, primarily driven by North America and Europe, partially offset by lower gross profit in Asia and the Middle East. The improved gross profit in North America and Europe was mainly due to higher per unit sales prices. These improvements were partially offset by inflationary and cost pressures, which resulted in higher per unit production and distribution costs. Gross profit in the banana segment for the first nine months of 2021 also reflects a $2.5 million insurance recovery associated with damages in Guatemala caused by the two hurricanes in the fourth quarter of 2020. As a result of these factors, gross margin increased 200 basis points to 8.1% from 6.1%. Gross profit in the first nine months of 2020 included $2.2 million of inventory write-offs attributable to our banana segment as a result of the COVID-19 pandemic.

Other products and services

Third Quarter of 2021 Compared with Third Quarter of 2020

Net sales of other products and services increased $11.0 million, or 40%, due to higher net sales of third-party freight services and poultry and meats in the Middle East.

Gross profit increased $3.3 million, or 143%, as a result of higher net sales. Gross margin increased to 14.8% from 8.5%.

First Nine Months of 2021 Compared with First Nine Months of 2020

Net sales of other products and services increased $34.6 million, or 41%, due to higher net sales of third-party freight services and poultry and meats in the Middle East.

Gross profit increased $9.6 million, or 150%, as a result of higher net sales. Gross margin increased to 13.5% from 7.6%.

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

A summary of our cash flows is as follows (U.S. dollars in millions):

	Nine months ended
	October 1, 2021	September 25, 2020
Summary cash flow information:
Net cash provided by operating activities	$151.6	$173.9
Net cash used in investing activities	(67.2)	(82.5)
Net cash used in financing activities	(86.7)	(111.4)
Effect of exchange rate changes on cash	4.8	0.7
Net increase (decrease) in cash and cash equivalents	2.5	(19.3)
Cash and cash equivalents, beginning	16.5	33.3
Cash and cash equivalents, ending	19.0	14.0

Operating Activities

Net cash provided by operating activities was $151.6 million for the first nine months of 2021 compared with $173.9 million for the first nine months of 2020, a decrease of $22.3 million. The decrease was primarily attributable to higher levels of inventories, mainly impacted by the increase in costs of goods largely related to current cost pressures, and receivables. Partially offsetting the decrease were higher net income and higher balances of accounts payable and accrued expenses, principally due to the timing of period end payments to suppliers.

At October 1, 2021, we had working capital of $458.0 million compared with $457.5 million at January 1, 2021, a slight increase of $0.5 million. The increase in working capital was primarily attributable to higher levels of inventory in the current year period, primarily related to raw materials and packaging supplies, partially offset by higher levels of accounts payable and accrued expenses, mainly due to due to the timing of period end payments to suppliers.

Investing Activities

Net cash used in investing activities for the first nine months of 2021 was $67.2 million compared with $82.5 million for the first nine months of 2020. Net cash used in investing activities for the first nine months of 2021 primarily consisted of capital expenditures of $83.4 million, which mainly included expenditures related to (1) our new refrigerated container ships, the final two of which were received during the first nine months of 2021, (2) expansion and improvements to facilities in North America and Asia, related to both our banana and fresh and value-added products segments, and (3) improvements to and expansion of our banana operations in Central America. Partially offsetting the net cash used in investing activities were proceeds from the sale of property, plant and equipment of $12.5 million which mainly related to the sales of surplus land in the Middle East, South America, and Central America, and a vessel. In addition, proceeds from the settlement of derivative instruments no longer designated in hedging relationships of $4.6 million contributed to the offset in net cash used in investing activities.

Net cash used in investing activities for the first nine months of 2020 primarily consisted of capital expenditures of $92.9 million. Capital expenditures for the first nine months of 2020 principally included (1) progress payments for the construction of our six new refrigerated container ships, (2) expansion and improvements to fresh-cut facilities in North America, Europe and Asia, and (3) expansion and improvements to our banana and pineapple operations in Central America. These capital expenditures for the first nine months of 2020 relate to both our banana and fresh and value-added products business segments.

Partially offsetting the net cash used in investing activities were proceeds from the sale of property, plant and equipment of $9.8 million which primarily related to the sale of a facility in the Middle East and proceeds from the sale of surplus land in South America.

Financing Activities

Net cash used in financing activities for the first nine months of 2021 was $86.7 million compared with $111.4 million for the first nine months of 2020. Net cash used in financing activities for the first nine months of 2021 primarily consisted of net repayments on debt of $64.9 million, dividends paid of $16.6 million, and distributions to noncontrolling interests of $5.2 million.
Net cash used in financing activities for the first nine months of 2020 primarily consisted of net repayments on debt of $76.0 million, repurchase and retirement of ordinary shares of $20.8 million, dividends paid of $9.6 million, and distributions to noncontrolling interests of $6.3 million.

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
Pursuant to the terms of the Second A&R Credit Agreement, amounts borrowed under the Revolving Credit Facility accrue interest, at our election, at either (i) the Eurocurrency Rate (as defined in the Second A&R Credit Agreement) plus a margin that ranges from 1.0% to 1.5% or (ii) the Base Rate (as defined in the Second A&R Credit Agreement) plus a margin that ranges from 0% to 0.5%, in each case based on our Consolidated Leverage Ratio (as defined in the Second A&R Credit Agreement). The Second A&R Credit Agreement interest rate grid provides for five pricing levels for interest rate margins. At October 1, 2021, we had borrowings of $476.9 million outstanding under the Revolving Credit Facility bearing interest at a per annum rate of 1.24%.  In addition, we pay an unused commitment fee.
The Second A&R Credit Agreement provides for an accordion feature that permits us, without the consent of the other lenders, to request that one or more lenders provide us with increases in revolving credit facility or term loans up to an aggregate of $300 million (“Incremental Increases”). The aggregate amount of Incremental Increases can be further increased to the extent that after giving effect to the proposed increase in revolving credit facility commitments or term loans, our Consolidated Leverage Ratio, on a pro forma basis, would not exceed 2.50 to 1.00. Our ability to request such increases in the Revolving Credit Facility or term loans is subject to its compliance with customary conditions set forth in the Second A&R Credit Agreement including compliance, on a pro forma basis, with the financial covenants and ratios set forth therein. Upon our request, each lender may decide, in its sole discretion, whether to increase all or a portion of its revolving credit facility commitment or provide term loans.

The Second A&R Credit Agreement requires us to comply with certain financial and other covenants. Specifically, it requires us to maintain a 1) Consolidated Leverage Ratio of not more than 3.50 to 1.00 at any time during any period of four consecutive fiscal quarters, subject to certain exceptions and 2) a minimum Consolidated Interest Coverage Ratio of not less than 2.25 to 1.00 as of the end of any fiscal quarter. Additionally, it requires us to comply with certain other covenants, including limitations on capital expenditures, stock repurchases, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales, and mergers. Under the Second A&R Credit Agreement, we are permitted to declare or pay cash dividends in any fiscal year up to an amount that does not exceed the greater of (i) an amount equal to the greater of (A) 50% of the Consolidated Net Income (as defined in the Second A&R Credit Agreement) for the immediately preceding fiscal year or (B) $25 million or (ii) the greatest amount which would not cause the Consolidated Leverage Ratio (determined on a pro forma basis) to exceed 3.25 to 1.00. It also provides an allowance for stock repurchases to be an amount not exceeding the greater of (i) $150 million in the aggregate or (ii) the amount that, after giving pro forma effect thereto and any related borrowings, will not cause the Consolidated Leverage Ratio to exceed 3.25 to 1.00. As of October 1, 2021, we were in compliance with all of the covenants contained in the Second A&R Credit Agreement.

We have a renewable 364-day, $25.0 million commercial and stand-by letter of credit facility with Rabobank Nederland.

As of October 1, 2021, we had $646.9 million of borrowing availability under committed working capital facilities, primarily under the Revolving Credit Facility.

As of October 1, 2021, we applied $31.9 million to letters of credit and bank guarantees issued from Rabobank Nederland, Bank of America, and other banks.

While we believe that our cash on hand, borrowing capacity available under our Revolving Credit Facility, and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months, we cannot predict whether future developments associated with the COVID-19 pandemic or the current economic environment will materially adversely affect our long-term liquidity position. Our liquidity assumptions, the adequacy of our available funding sources, and our ability to meet our Revolving Credit Facility covenants are dependent on many additional factors, including those set forth in “Item 1A. Risk Factors” of our Form 10-K for the year ended January 1, 2021.

Contractual Obligations

As of October 1, 2021, there were no material changes in commitments under contractual obligations, compared to the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended January 1, 2021.

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K for the fiscal year ended January 1, 2021. There were no material changes to these critical accounting policies or estimates during the third quarter of 2021.

Fair Value Measurements

We are exposed to fluctuations in currency exchange rates against the U.S. dollar on our results of operations and financial condition and we mitigate that exposure by entering into foreign currency forward contracts. Certain of our subsidiaries periodically enter into foreign currency forward contracts in order to hedge portions of forecasted sales or cost of sales denominated in foreign currencies with forward contracts and options, which generally expire within one year. The fair value of our foreign currency cash flow hedges was a net liability position of $7.0 million as of October 1, 2021 compared to $6.9 million as of January 1, 2021 due to the relative strengthening or weakening of exchange rates when compared to contracted rates.

We are exposed to fluctuations in variable interest rates on our results of operations and financial condition, and we mitigate that exposure by entering into interest rate swaps from time to time. During 2018, we entered into interest rate swaps in order to hedge the risk of the fluctuation on future interest payments related to a portion of our variable rate LIBOR-based borrowings through 2028. The fair value of our interest rate swap cash flow hedges was a net liability position of $35.8 million as of October 1, 2021 compared to $50.6 million as of January 1, 2021. The decrease in our liability position is due to the relative increase in variable interest rates when compared to the rates as of January 1, 2021.

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

We enter into derivative instruments with counterparties that are highly rated and do not expect a deterioration of our counterparty’s credit ratings; however, the deterioration of our counterparty’s credit ratings would affect the Consolidated Financial Statements in the recognition of the fair value of the hedges that would be transferred to earnings as the contracts settle. We expect that $10.5 million of the net fair value of designated and dedesignated hedges recognized as a net loss in accumulated other comprehensive loss will be transferred to earnings during the next 12 months, and the remaining net loss of $31.1 million over a period of 7 years, along with the earnings effect of the related forecasted transactions.

The fair value of the banana reporting unit's goodwill and the prepared food reporting unit's goodwill and remaining trade names and trademarks are highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets. We disclosed the sensitivity related to the banana reporting unit's goodwill and the prepared food reporting unit's goodwill and trade names and trademarks in our annual financial statements included in our Annual Report on Form 10-K for the year ended January 1, 2021. During the nine months ended October 1, 2021, we did not record impairment charges associated with these reporting units or trade names and trademarks, however we continue to monitor their performance.

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

New Accounting Pronouncements

Refer to Note 2. “Recently Issued Accounting Pronouncements” to the accompanying unaudited consolidated financial statements for a discussion of recent accounting pronouncements.

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
•our plans regarding our Optimization Program, including our intention to sell identified assets and the anticipated value of such sales;
•our expectations regarding the benefits from the consolidation of our Mann Packing facilities;
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
•the impact of inflation;
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

For more information, see Note 13. “Derivative Financial Instruments” to the Consolidated Financial Statements included in Part I, Item 1. Financial Statements.

Item 4.        Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 1, 2021. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Such officers also confirm that there were no changes to our internal control over financial reporting during the quarter ended October 1, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

Tax related matters

In connection with a current examination of the tax returns in two foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing aggregating approximately $147.4 million (including interest and penalties) for tax years 2012 through 2016. We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities as we believe that the proposed adjustments are without technical merit.

In one of the foreign jurisdictions, we filed an appeal in judicial court on April 30, 2020. On September 10, 2020, we were notified that we lost our final appeal at the administrative level for the audit years 2012-2015, and likewise on October 7, 2021 for the audit year 2016. We intend to file an appeal in the judicial court in November 2021 with respect to the administrative ruling for the audit year 2016. For the audit years 2012-2015, we have filed a request for an injunction in judicial court which would defer payment, if any, until the end of the judicial process, and we intend to do the same for the audit year 2016.

In the other foreign jurisdiction, the administrative process has been completed and we filed a case in judicial court on March 4, 2020.

We expect to continue to vigorously contest the adjustments and to exhaust all administrative and judicial remedies necessary in both jurisdictions to resolve the matters, which could be a lengthy process.

Item 1A. Risk Factors

“Item 1A. Risk Factors” of our Form 10-K for the year ended January 1, 2021 includes a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K.

Current market conditions are increasing our production and distribution costs and are resulting in disruptions to our supply chain, all of which have adversely affected, and will continue to adversely affect, our business and results of operations. Our efforts to raise prices may not be successful at offsetting these cost increases and may have other adverse effects.

Our results of operations can be significantly affected by economic and other market conditions, including inflationary pressures, which can vary depending on geographic region. During fiscal 2021, unfavorable market conditions have led to significant increases in our production and distribution costs, specifically relating to packaging materials, fertilizers, inland freight, labor and fuel. We are also experiencing pressure in our supply chain due to strained transportation capacity and lack of sufficient labor availability. These factors have led to increased costs in our banana and fresh and value-added products segments, contributing to a decline in gross profit for the third quarter of 2021 when compared to the prior-year period. While we expect these cost pressures to continue to negatively impact our gross profit in future periods, we cannot predict the extent or duration of the impact at this time.

In response to these inflationary and cost pressures, we began to notify our customers of our plans to institute price increases. However these price increases may not be sufficient to reverse the margin compression experienced as a result of our increased costs and could result in loss of sales, if other competitors do not increase their prices. A continuation of compressed gross profits or a loss of sales due to price increases could adversely impact our ability to undertake future initiatives to drive growth and could have a material adverse impact on our financial results.

In addition, continued cost pressures and disruptions to our supply chain may have a material adverse impact on our liquidity as a result of the increasing cash requirements necessary to, among other things, procure inventories and related resources necessary in our operations.

A continued shortage of qualified labor could negatively affect our business and materially reduce earnings.

The success of our operations depends on our ability, and the ability of third parties on which we rely to supply and to deliver our products, to identify, recruit, develop and retain qualified and appropriately skilled individuals. As a result, any shortage of qualified labor could significantly adversely affect our business. Any such shortage could decrease our ability to effectively produce and deliver product and to achieve our strategic objectives. Such a shortage would also likely lead to higher wages for employees (or higher costs to purchase the services of such third parties) and a corresponding reduction in our results of operations. During fiscal 2021, we and participants in our supply chain experienced shortages of qualified labor in our operations. A continuation of such shortages for a prolonged period of time could have a material adverse effect on our profitability and our ability to grow.

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
_____________________
*    Furnished herewith.
**    Filed herewith.
***    Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of October 1, 2021 and January 1, 2021, (ii) Consolidated Statements of Operations for the quarters and nine months ended October 1, 2021 and September 25, 2020, (iii) Consolidated Statements of Comprehensive (Loss) Income for the quarters and nine months ended October 1, 2021 and September 25, 2020, (iv) Consolidated Statements of Cash Flows for the nine months ended October 1, 2021 and September 25, 2020, (v) Consolidated Statements of Shareholders' Equity and Redeemable Noncontrolling Interest for the quarters and nine months ended October 1, 2021 and September 25, 2020 and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fresh Del Monte Produce Inc.

Date:	November 3, 2021	By:	/s/ Youssef Zakharia
Youssef Zakharia
President & Chief Operating Officer

		By:	/s/ Eduardo Bezerra
Eduardo Bezerra
Senior Vice President & Chief Financial Officer