Form 10-K
period 2021-12-31
FRESH DEL MONTE PRODUCE INC
filed 2022-02-23
CIK 1047340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .

Commission file number 333-07708

FRESH DEL MONTE PRODUCE INC.
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands			N/A
(State or Other Jurisdiction of Incorporation or Organization)			(I.R.S Employer Identification No.)

c/o H&C Corporate Services Limited			N/A
P.O. Box 698, 4th Floor, Apollo House, 87 Mary Street
George Town,	Grand Cayman,	KY1-1107
Cayman Islands
(Address of Registrant’s Principal Executive Offices)			(Zip Code)
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
Yes   ☒     No   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of Ordinary Shares held by non-affiliates at July 2, 2021, the last business day of the registrant’s most recently completed second quarter, was $1,089,279,525 based on the number of shares held by non-affiliates of the registrant and the reported closing price of Ordinary Shares on July 2, 2021 of $32.54.

As of February 11, 2022, there were 47,605,488 ordinary shares of Fresh Del Monte Produce Inc. issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant’s definitive Proxy Statement for the 2022 Annual General Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year are incorporated by reference in Part III of this report.

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
We have leading market positions in the following product categories and we believe we are:
•the largest marketer of fresh pineapples in the United States, and a leading marketer in other markets worldwide;
•the third-largest marketer of bananas in the United States, and a leading marketer in other markets worldwide;
•a leading marketer of:
◦fresh-cut fruit in the United States, Canada, Japan, South Korea, the United Kingdom, United Arab Emirates and Saudi Arabia;
◦fresh and fresh-cut vegetable products (including fresh-cut salads) in North America, South Korea, Kuwait, United Arab Emirates, and Saudi Arabia;
◦grapes and avocados in the United States;
◦non-tropical fruit in select markets; and
◦canned fruit in Europe, Africa, and the Middle East.

Our vision is to inspire healthy lifestyles through wholesome and convenient products. Our strategy is founded on six goals:

Our business is comprised of three reportable segments, two of which represent our primary businesses of fresh and value-added products and banana, and one that represents our other ancillary businesses.

•Fresh and value-added products - includes pineapples, fresh-cut fruit, fresh-cut vegetables (which includes fresh-cut salads), melons, vegetables, non-tropical fruit (including grapes, apples, citrus, blueberries, strawberries, pears, peaches, plums, nectarines, cherries and kiwis), other fruit and vegetables, avocados, and prepared foods (including prepared fruit and vegetables, juices, other beverages, and meals and snacks).

•Banana

•Other products and services - includes our ancillary businesses consisting of sales of poultry and meat products, a plastic product business, and third-party freight services.

We market and distribute our products to retail stores, club stores, convenience stores, wholesalers, distributors and foodservice operators in more than 80 countries around the world. North America is our largest market, accounting for 60% of our net sales in 2021. Our other major markets are Europe (which includes Kenya), the Middle East (which includes North Africa) and Asia. Our net sales by region for the year 2021 are depicted in the chart below.

2021 Net Sales by Region

Other
2%
Middle East
10%
Asia
12%
Europe
16%
North America
60%

We produce, source, distribute and market a broad array of fresh produce, primarily under the Del Monte® brand, as well as under other proprietary brands, such as UTC® and Rosy®. We also produce, distribute and market prepared fruits and vegetables, juices, beverages and snacks under the Del Monte® brand, as well as other proprietary brands, such as Fruit Express®, Just Juice®, Fruitini® and other regional trademarks in Europe, Africa and the Middle East. We also distribute under the Mann Packing family of brands in North America including Mann™, Mann's Logo™, Arcadian Harvest®, Nourish Bowls®, Broccolini®, Caulilini®, Better Burger Leaf® and Romaleaf®.

Our distribution centers and fresh-cut facilities address the growing demand from supermarket chains, club stores, convenience stores, foodservice providers, mass merchandisers and independent grocers to provide value-added services, including the preparation of fresh-cut produce, ripening, customized sorting and packing, just-in-time and direct-store-delivery and in-store merchandising and promotional support. Large national and global chains are increasingly choosing fewer suppliers who can serve all of their needs on a national basis. We believe that there is a significant opportunity for a company like ours with a full fresh and fresh-cut produce line, well-recognized brands, a consistent supply of quality produce and a global distribution network to become the preferred supplier to these large retail, convenience store, and foodservice customers. We strive to expand this status by increasing our leading position in fresh-cut produce, expanding our fresh fruit and vegetable business, continuing to grow these value-added products and diversifying our other fresh produce selections.

Sourcing and Production

A graphic depicting our geographic sales and sourcing operations is shown below.

NORTH AMERICA

Sales & Sourcing

- Fresh & Fresh-cut fruit & vegetables
- Prepared food

EUROPE

Sales & Sourcing

- Fresh & Fresh-cut fruit & vegetables
- Prepared food

MIDDLE EAST

Sales & Sourcing

- Fresh & Fresh-cut fruit & vegetables
- Poultry & Meat
- Prepared food

CENTRAL AMERICA

Sourcing

- Bananas
- Mangos
- Melons
- Plantains
- Pineapples
- Prepared food
- Vegetables

SOUTH AMERICA

Sales & Sourcing

- Grapes
- Avocados
- Berries
- Bananas
- Other Non-tropical

AFRICA

Sales

- Fresh Fruit
- Prepared Food

Sourcing

- Pineapples
- Prepared Food

ASIA

Sales

- Fresh & Fresh-cut fruit & vegetables

Sourcing

- Bananas
- Fresh-cut fruit & vegetables
- Pineapples

We source our fresh produce products primarily from Central and South America, North America, and the Philippines and our prepared food products from Africa, Europe, and the Middle East. We also produce, market and distribute certain prepared food products in North America based on our agreement with Del Monte Pacific Limited and its subsidiary Del Monte Foods, Inc.

Our products are sourced from company-owned operations, through joint venture arrangements and through supply contracts with independent producers. In 2021, 43% of the fresh produce we sold was grown on company-controlled farms and the remaining 57% was acquired primarily through supply contracts with independent growers. Costa Rica is our most significant sourcing location representing approximately 32% of our total sales volume of fresh produce products and where 33% of our property, plant and equipment was located in 2021.

The following table indicates our net sales by product category and the percentage of the total for the last three fiscal years:

	Year ended
	December 31, 2021		January 1, 2021		December 27, 2019
	(U.S. dollars in millions)
Net sales by product category
Fresh and value-added products:
Fresh-cut fruit	$493.5	12%	$464.8	11%	$524.4	12%
Fresh-cut vegetables	366.3	9%	378.9	9%	455.9	10%
Pineapples	534.4	13%	458.9	11%	454.8	10%
Avocados	320.2	7%	327.1	7%	375.7	9%
Non-tropical fruit	185.2	4%	210.6	5%	195.9	4%
Prepared foods	281.2	6%	278.3	7%	284.6	6%
Melons	67.6	2%	75.5	2%	92.4	2%
Tomatoes	29.5	1%	40.5	1%	52.3	1%
Vegetables	136.6	3%	155.6	4%	176.6	4%
Other fruit and vegetables	90.3	2%	93.9	2%	91.8	2%
Total fresh and value-added products	$2,504.8	59%	$2,484.1	59%	$2,704.4	60%
Banana	1,581.1	37%	1,602.6	38%	1,656.0	37%
Other products and services	166.1	4%	115.6	3%	128.6	3%
Total	$4,252.0	100%	$4,202.3	100%	$4,489.0	100%

Fresh and value-added products

Our fresh and value-added products segment includes sales of the following product categories:

Fresh-cut produce (fresh-cut fruit and fresh-cut vegetables)

We believe that the fresh-cut produce market continues to be one of the fastest-growing categories in the fresh produce industry, largely due to consumer trends favoring healthy, fresh and conveniently packaged ready-to-eat foods. While packaged salads continue to lead the category of fresh-cut produce sales, the category has expanded significantly to include pineapples, melons, mangoes, grapes, citrus and assorted vegetable produce items that are washed, cut and packaged in a ready-to-use form. Within this market, we believe that there is differentiation between companies active primarily in the packaged salad market and other companies, like us, that can offer a wide variety of value-added conventional and organic fresh-cut fruit and vegetable items.

Our fresh-cut fruit products include Del Monte Gold® Extra Sweet pineapples, melons, grapes, citrus, apples, mangoes, kiwis and other fruit items. With our acquisition of Mann Packing in 2018, we significantly expanded our offering in North America to include a broad variety of fresh and fresh-cut vegetable products. We believe that our experience in this market coupled with our sourcing and logistics capabilities and the Del Monte® brand have enabled us to become a leading supplier of fresh-cut fruit to the supermarket, convenience and club store channels in the United States.

Our largest selling market for our fresh-cut products is North America, where 71% of our fresh-cut fruit sales and 88% of our fresh-cut vegetable sales were located in 2021. We also sell fresh-cut products in Europe, Asia, and the Middle East.

The majority of fresh-cut produce is sold to consumers through retail and club store settings, as well as non-conventional settings such as e-commerce, convenience stores, and airports. We believe that outsourcing by food retailers will increase, particularly as food safety regulations become more stringent and retailers demand more value-added services. We believe that this trend should benefit large branded suppliers like us, who are better positioned to invest in state-of-the-art fresh-cut facilities and food safety systems and to service regional, national and global chains and foodservice operators, as well as supercenters, mass merchandisers, club stores and convenience stores. We also believe that large branded suppliers benefit from merchandising, branding and other marketing strategies for fresh-cut products, similar to those used for branded processed food products, which depend substantially on product differentiation.

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

Pineapples

We believe that we are the leading marketer of fresh pineapples in the United States and a leading marketer in other markets worldwide, based on internally generated data. Our pineapple net sales in 2021 were primarily concentrated in North America (accounting for 59% of our total sales), followed by Europe (21%), Asia (14%), and the Middle East (6%).

The premium pineapples, such as our Del Monte Gold® Extra Sweet pineapple, which has an enhanced taste, golden shell color and bright yellow flesh, has replaced other traditional pineapple varieties in popularity and demand. The production and sale of premium pineapples in the market has also led to increased competition. In 2020, we continued our efforts to diversify our product lines with the launch of our proprietary Pinkglow® pineapple which contains higher levels of lycopene, an antioxidant that has been associated with numerous health benefits. In 2021, as a further showcase of our diverse product line in the pineapple space, we relaunched our Honeyglow® pineapples which are left to mature naturally on the plant for a few extra days, ensuring a riper and sweeter product.

Pineapples are grown in tropical and sub-tropical locations. The principal production and procurement areas for our gold pineapples are Costa Rica, the Philippines, and Kenya.

In contrast to bananas, pineapples have a long growing cycle of 18 months, and require re-cultivation after one to two harvests. Pineapple growing requires a higher level of capital investment, as well as greater agricultural expertise as compared to growing bananas. Given the complexity of pineapple cultivation relative to our bananas, a higher percentage of the fresh pineapples we sell (76% by volume in 2021) is produced on company-controlled farms.

Avocados

Avocados are one of the fastest growing produce items in the United States. According to a 2021 publication by The Packer, 40% of consumers purchased avocados over the past twelve months. Additionally, the USDA reports that U.S. demand for avocados has increased steadily over the past two decades, with per capita consumption tripling from 2001 to 2018.

Our avocados are sourced principally from Mexico where we have our own sourcing operations and sorting and packing facility, ensuring a consistent supply of high-quality avocados year-round. We also obtain our supply of avocados from independent growers in the United States and Peru.

Prepared Foods

We have a royalty-free, perpetual license to use the Del Monte® trademark in connection with the production, manufacture, sale and distribution of prepared food, including beverages, in over 100 countries throughout Western, Eastern and Central Europe, Africa, the Middle East and certain Central Asian countries. We can also produce, market and distribute certain prepared food products in North America based on our agreement with Del Monte Pacific. In Europe, Del Monte is a premier prepared food brand with a more than 90-year history associated with fruit-based or fruit-derived products and is the leading brand for canned fruit and pineapple in many Western European markets. The Del Monte® brand has had a presence in the United Kingdom since 1926 and is perceived to be a quality brand with high consumer awareness. The Del Monte® brand has a reputation with both consumers and retailers for value, quality and reliability.

We produce, distribute and market prepared pineapple, peaches, fruit cocktail, pears, tomatoes, fruit juices and other fruits and vegetables. Our prepared pineapple products are primarily sourced from our own facility in Kenya. Our deciduous prepared food products, which include peaches, fruit cocktail, pears and apricots, as well as our tomato products are principally sourced from our own facility in Greece and from independent producers. We also distribute and market beverages, including ambient juices and juice drinks, as well as various snacks. Our prepared food products are sold primarily under the Del Monte® label and under the buyers’ own label for major retailers. We also produce and market industrial products that are composed of fruit that has been processed in our production facilities in the form of purees, pulps and concentrates for further processing (juice, yogurt, cake manufacture and pizza) and for sale to the foodservice industry worldwide. In North America, we produce and market an array of prepared vegetable offerings such as vegetable trays with dip and Mann Packing Nourish Bowls®. We expect to continue investing in new product development to increase revenue and maintain our premium price position and market leadership in our prepared foods category.

Banana

Bananas are the leading internationally traded fresh fruit in terms of volume and dollar sales and one of the best-selling fresh fruits in the United States. According to a 2021 publication by The Packer, bananas were the most popular item in the produce department, purchased by 65% of consumers in the U.S. over the past twelve months.

We believe that we are the third-largest marketer of bananas in the United States and a leading marketer in other markets worldwide, based on internally generated data. Our banana net sales in 2021 were primarily concentrated in North America (accounting for 51% of our total sales), followed by Asia (21%), Europe (18%) and the Middle East (10%). Our ability to provide our customers with a year-round supply of high-quality Del Monte® bananas is important to maintaining our existing customer relationships and attracting new customers. Our position as a volume shipper of bananas has also allowed us to make regular shipments of a wide array of other fresh produce, such as pineapples, melons and plantains, and has enabled us to expand our third-party ocean freight services, thereby reducing our average per-box logistics costs and maintaining higher quality produce with a longer shelf life.

Bananas have a relatively short growing cycle and are grown in tropical locations with humid climates and heavy rainfall, such as Central and South America, the Caribbean, the Philippines and Africa. Bananas are grown throughout the year in these locations, although demand and prices fluctuate based on the relative supply of bananas and the availability of seasonal and alternative fruit.

We produce bananas on company-controlled farms in Costa Rica, Guatemala, the Philippines, Panama and Brazil, and we purchase bananas from independent growers in Guatemala, the Philippines, Ecuador, and Colombia. In 2021, we produced approximately 41% of the banana volume we sold on company-controlled farms, and we purchased the remainder from independent growers. Although our supply contracts are primarily long-term, we also make purchases in the spot market, primarily in Ecuador. In Ecuador and Costa Rica, there are minimum export prices for the sale of bananas which are established and reviewed on a periodic basis by the respective governments.

In the Philippines, we purchase the majority of our bananas through long-term contracts with independent growers. Approximately 72% of our Philippine-sourced bananas are supplied by one grower, representing 10% of the Philippines banana industry volume in 2021. In the Philippines, we have leased approximately 4,200 hectares of land where we have planted approximately 3,500 hectares of bananas for the Asia and the Middle East markets.

In 2017, we executed a contract with the Republic of Panama, which committed us to invest a minimum of $100.0 million over a period of seven years upon the delivery of a minimum of approximately 9,000 net acres of land for leasing within specified timeframes. The investment commitment contemplated the development of the leased land for banana production, including refurbishment of packing plants, buildings and other banana facilities and preparation of banana infrastructure. At the end of 2021, approximately 50% of the total committed land had been received, of which 2,400 acres were under production. The Panamanian government has not delivered the remaining portion of the land to us within the specified timeframes. Based on current conditions, we do not anticipate that the Panamanian government will be able to meet their commitment in the future and therefore we do not anticipate any further capital expenditures related to the undelivered land.

Other Products and Services

Included in our other products and services segment is our Jordanian food business, our third-party freight services business and our third-party plastics and box manufacturing business. Our Jordanian food business includes a vertically integrated poultry business, including poultry farms, hatcheries, a feed mill, a slaughterhouse and a meat processing plant. Our Jordanian poultry business is a leading provider of poultry products to retail stores and foodservice operators in that country. The meat processing operation provides meat products for the Jordanian market and to other Middle East and North African markets.

Our third-party ocean freight business allows us to generate incremental revenue on ships’ return voyages to our product sourcing locations and when space is available on outbound voyages to our major markets, which reduces our overall shipping costs. We expect that the recent addition of our six new refrigerated container vessels will allow us to continue the expansion of our third-party ocean freight business by enabling us to ship third-party cargo on both our outbound and inbound voyages, thereby providing a meaningful contribution to our profitability and operating results in future periods.

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

We have an integrated logistics network, which includes land and sea transportation through a broad range of refrigerated environments in ships, port facilities, containers, trucks and warehouses. Our logistics system is supported by various information systems. Our objective is to maximize use of our logistics network to lower our average per-box logistics cost, while remaining sufficiently flexible to redeploy capacity or shipments to meet fluctuations in demand in our key markets. We believe that our control of the logistics process is a competitive advantage because we are able to continuously monitor and maintain the quality of our produce and ensure timely and regular distribution to customers on a year-round basis. Because logistics costs are also our largest expense other than our cost of products, we devote substantial resources to optimizing our logistics network.

As of the year ended 2021, we transported our fresh produce to markets using our fleet of one chartered and twelve owned ships, and operated four port facilities in the United States. We operated 42 distribution centers, generally with cold storage and banana ripening facilities in our key markets worldwide, including the United States, Canada, South Korea, the United Arab Emirates, Saudi Arabia, Hong Kong, and Germany. We also operated 25 fresh-cut facilities in the United States, the United Kingdom, Japan, South Korea, the United Arab Emirates, Kuwait, and Saudi Arabia, some of which are located within our distribution centers. In addition, we own or lease other related equipment, including approximately 355 trucks and refrigerated trailers used to transport our fresh produce in the United States. In the Middle East, we own or lease approximately 325 trucks used to deliver fresh produce and prepared food products to customers.

As discussed above, we transport our fresh produce using our fleet of one chartered refrigerated ship and twelve owned ships. We also transport our products to destinations around the world using third-party container lines that cover destinations that we do not service directly with our own fleet. Included in our twelve owned ships are our six new refrigerated container ships, the final two of which we received during fiscal 2021. We believe these fuel-efficient vessels will allow us to continue generating logistics cost savings, expanding our commercial cargo business, and ensuring the freshness and quality of our products. We also operate a fleet of approximately 9,000 refrigerated containers.

Sales and Marketing

The Del Monte® brand has been used to identify premium produce products for over 125 years and is recognized by consumers worldwide for quality, freshness and reliability. We employ a variety of marketing tools, including but not limited to advertising, public relations and promotions to reinforce our brand equity with consumers and the trade. Depending on the product and market, we also provide technical, logistical and merchandising support aimed at safeguarding the superior quality of our products to the ultimate consumer. Our sales and marketing activities are conducted by our sales force located at our sales offices worldwide and at each of our distribution centers. Our commercial efforts are supported by marketing professionals located in key markets and regional offices. A key element of our sales and marketing strategy is to use our distribution centers and fresh-cut facilities to provide value-added services to our customers. We actively support our customers through technical training in the handling of fresh produce, category management, in-store merchandising support, joint promotional activities, market research and inventory and other logistical support.

The level of marketing investment necessary to support the prepared food business is significantly higher than that required for the fresh produce and fresh-cut fruit and vegetable business. We use a variety of promotional tools to build the Del Monte® brand and engage consumers in key markets in Europe, Africa and the Middle East. In certain European markets, we use distributors to perform product distribution, sales and marketing activities for the prepared food business. Under these distribution agreements, the sales, warehousing, logistics, marketing and promotion functions are all performed by the distributor. This strategy of utilizing independent distributors enables us to reduce distribution, sales and marketing expenses.

During 2021, one customer, Walmart, Inc. (including its affiliates), accounted for approximately 7% of our total net sales. These sales are reported in our banana and fresh and value-added products segments. No customer accounted for 10% or more of our net sales in 2021. In 2021, our top 10 customers accounted for approximately 30% of our net sales.

North America

In 2021, 60% of our net sales were in North America where we have established a highly integrated sales and marketing network that builds on our ability to control transportation and distribution throughout our extensive logistics network. We operate a total of 27 distribution centers and fresh-cut facilities. Our distribution centers have ripening capabilities and/or other value-added services. We also operate four port facilities, which include cold storage capabilities, and own an avocado packing facility in Uruapan, Mexico.

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

Europe

In 2021, 16% of our net sales were in Europe where we distribute our fresh produce and prepared food products. Our fresh produce products are distributed to leading retail chains, smaller regional customers as well as to wholesalers and distributors through direct sales and distribution centers.  In the United Kingdom, we have a sales and marketing office in Staines, England and operate a fresh-cut facility in Wisbech, England. In Germany, we operate a distribution center in the Frankfurt area. In France, since late 2021, we have outsourced our fresh-cut production and banana ripening activities to third-parties, while our sales and marketing function is performed internally. In the Netherlands, Spain, Portugal, Italy and Poland, we have sales and marketing entities that perform direct sales of our fresh produce products.

Our prepared food products are distributed through independent distributors throughout most of Europe. In the United Kingdom, our prepared food products are distributed using a combination of both independent distributors and our own marketing entity. Since the beginning of 2021, our prepared food activity in Germany has been performed via direct sales to the retail channel through our own sales and marketing entity. In Russia, we have a sales and marketing office for our prepared food products.

Middle East and North Africa

In 2021, 10% of our net sales were in the Middle East and North Africa. We distribute our products through independent distributors and company-operated distribution facilities.

Our leased distribution/manufacturing center in Dubai, United Arab Emirates (“UAE”) is a state-of-the-art facility with just-in-time delivery capabilities that includes fresh-cut fruit and vegetable operations, an ultra-fresh juice manufacturing operation and prepared food distribution. In Saudi Arabia, through our 60%-owned joint venture, we own two distribution centers with banana ripening, cold storage facilities, fresh-cut fruit, vegetable and salad operations, and prepared food manufacturing of frozen potatoes and freshly prepared sandwiches. One of the distribution centers is located in Riyadh, the capital city of Saudi Arabia, and the other distribution center is located in Jeddah, the second largest city in the country. These strategically located distribution centers distribute our fresh produce and prepared food products to these growing markets. In the UAE and in Saudi Arabia, we also distribute our products using our own innovative retail concept through our Food and Beverage (F&B) stores. These F&B stores are small retail kiosks selling our fresh-cut produce, juice and other prepared food products and are strategically located in airports, schools, hospitals and inside hyper-markets.

In Jordan, we own a vertically integrated poultry business including poultry farms, hatcheries, feed mill, slaughterhouse and a meat processing plant. We are a leading provider of poultry products to retail stores and foodservice operators in that country. In Jordan, we also own a meat processing operation that provides meat products for the local market and for export to other Middle East and North African markets. As part of our vertical integration and expansion strategy in this region, we developed a 10 hectare ultra-modern hydroponic greenhouse in Jordan to supply lettuce to our fresh-cut facilities and we have one F&B store in this country.

In Qatar, we have a sales and marketing office to serve the expanding brand presence in the country and an F&B store located at the Doha airport. In Turkey, our sales office located in Mersin is responsible for sourcing various types of fruit serving our units across the region in addition to selling and distributing a range of prepared food products to distributors. We have an F&B store in Kuwait in addition to a leased facility to service the Kuwaiti market with our fresh produce products and fresh-cut fruit, fresh-cut vegetables and salads. In Tunisia, we have an office giving us presence in the North Africa region, which imports fresh produce products to sell in the local market. We also have an office in Morocco, which distributes our products locally and exports locally-sourced fresh produce, allowing us to further expand our coverage in the North Africa Region. We believe that the Middle East, North Africa and Central Asian countries represent an area for sales growth and development of our fresh and prepared food products. Utilizing our extensive knowledge of this region, we plan to continue capitalizing on this opportunity with increased focus in these markets.

Asia

In 2021, 12% of our net sales were in Asia. We distribute our products in Asia through direct marketing and large distributors. Our principal markets in this region are Japan, South Korea, mainland China and Hong Kong. In Japan, we distributed 100% of the products we sold in 2021 through our own direct sales and marketing organization and we operate three fresh-cut facilities. Our products are distributed from four distribution centers located at strategic ports in Japan, which include cold storage.

We engage in direct sales and marketing activities in South Korea and Hong Kong. In other Asian markets, including mainland China, we sell to local distributors. We have one distribution center and banana ripening facility in Hong Kong. In South Korea, we have three distribution centers that utilize state-of-the art ripening technology which increase our ability to offer value-added services to our customers. In South Korea, we also operate a fresh-cut fruit and vegetable facility from which we supply major foodservice customers.

Competition

The global fresh produce industry is a highly competitive sector, and the effect of competition is intensified because of the perishable nature of the products. We compete based on a variety of factors, including price, overall product quality, brand recognition and customer loyalty, reliability and consistency, effectiveness of marketing and promotional activity, and the ability to identify and satisfy evolving consumer preferences. Our sales are also affected by the availability of seasonal and alternative produce. While historically our main competitors have been multinational banana and pineapple producers, our diversified range of product offerings has resulted in additional competition from a variety of companies. These companies include local and regional producers and distributors in each of our fresh produce and fresh-cut product categories.

The extent of competition varies by product. In the banana market, we continue to face competition from a limited number of large multinational companies. At times, particularly when demand is greater than supply, we also face competition from a large number of relatively small banana producers. Unlike the pineapple market, there are few barriers to entry into the banana market. Supplies of bananas can be increased relatively quickly due to bananas having a short growing cycle and the limited capital investment required for banana growing. As a result of changes in supply and demand, plus seasonal factors, banana prices fluctuate significantly.

In the pineapple category, we believe that the high degree of capital investment and cultivation expertise required, as well as the longer length of the growing cycle, makes it relatively difficult to enter the market. Our primary competitors in this category are large multinational producers, as well as smaller exporters and importers. Our profitability has depended significantly on the sale of our Del Monte Gold® Extra Sweet pineapples.

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

As an indication of our worldwide commitment to quality, food safety, and sustainability, many of our operations are third party certified in globally recognized standards developed for the safe and sustainable production and distribution of quality foods.  These standards include the International Organization for Standardization’s ISO 22000 and the Global Food Safety (GFS) Initiative benchmarked standards of Primus GFS, Global G.A.P, and we are in compliance with all components of the Food and Drug Administration's (FDA) Food Safety Modernization Act. All of our operations that produce or handle high risk foods (tomatoes, melons or leafy greens) apply Hazard Analysis & Critical Control Points (“HACCP”) principles. HACCP is a management system in which food safety is addressed through the analysis and control of biological, chemical and physical hazard from raw material production, procurement and handling, to manufacturing, distribution and consumption of the finished product. Our certification also includes SCS Global Services’ Sustainably Grown Certified and the Sustainable Agriculture Network’s Rain Forest Alliance for sustainable agriculture and food production. Additionally, our Costa Rica Banana operation has been certified as Carbon Neutral by SCS Global Services since 2015, and our Costa Rica pineapple operation was recently certified as well. Taken together, these certifications reflect our commitment to quality and the strictest standards of food safety.

Government Regulation

As a producer and distributor of food products, we are subject to extensive government laws and regulations in the jurisdictions where our produce is grown, where our facilities are located and where our products are distributed. We have internal policies and procedures to comply with the most stringent regulations applicable to our products, as well as a technical staff to monitor pesticide usage and compliance with applicable laws and regulations. We believe we are in material compliance with these laws and regulations.

The countries in which we market a material amount of our products are the United States, the countries of the EU, Japan, South Korea, and Saudi Arabia. The government regulations we are subject to include:

•sanitary regulations, particularly in the United States and the EU;

•regulations governing pesticide use in all source countries and residue standards in all market countries, particularly in the United States, Germany, Japan and South Korea;

•ongoing Endocrine Disruptor Assessment programs in the EU and United States which may potentially impact availability, use and residue tolerance of some pesticides; and

•regulations governing safety, traceability, packaging, and labeling, particularly in the United States where we are subject to the Federal Food, Drug, and Cosmetic Act and the Food Safety Modernization Act, and in the EU, where food safety policy is governed by the Farm to Fork Strategy which regulates food safety at all stages of the production and distribution process for all food products marketed within the EU, whether produced within the EU or imported from other countries. For further information about these regulations, please refer to the discussion in Item 1A. Risk Factors, “We are subject to regulations concerning food safety and protection of health and the environment.”

We believe there has been an increasing emphasis on food safety issues on the part of consumers, as well as retailers, wholesalers, distributors and foodservice operators, which could result in our business and operations being subject to increasingly stringent food safety regulations or guidelines.

European Union Banana Import Regulations

In December 2010, the EU ratified an agreement with certain Latin America banana exporting countries in which the EU gradually reduced import tariffs on bananas from Latin America except for countries under Free Trade Agreements (FTA's). Countries under FTA's that signed bilateral agreements with the EU in 2012 benefited from an accelerated but gradual reduction of import duties. Our Colombia and Central America-sourced bananas benefit from this FTA agreement. However, we cannot predict the impact of further changes to the banana import tariffs or new quotas on the EU banana market. Additionally, we cannot predict the impact to banana import tariffs that may result from the United Kingdom’s departure from the EU.

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

In 1980, elevated levels of certain chemicals were detected in the soil and ground-water at a plantation leased by one of our U.S. subsidiaries in Oahu, Hawaii. For further information, See Item 3.  Legal Proceedings and Note 15, “Commitments and Contingencies” to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

Research and Development, Patents and Licenses, Etc.

Our research and development programs have led to improvements in agricultural and growing practices, as well as product packaging and technology. These programs are directed mainly at reducing the cost and risk of pesticides, using natural biological agents to control pests and diseases, testing new varieties of our principal fruit varieties for improved crop yield and resistance to diseases, and improving post-harvest handling. We have been seeking to increase the productivity of low-grade soils for improved banana growth and experimenting with various other types of fresh produce. Our research and development efforts are conducted by our staff of professionals and include studies conducted in laboratories, as well as on-site field analysis and experiments. We have research teams directing or actively involved in the development of new fruit varieties in the United States, Costa Rica, and Brazil.

Some of the research and development projects include:

•the development of the Del Monte Gold® Extra Sweet pineapple and other pineapple and melon varieties, including our proprietary Pinkglow® pineapple and the recently patented Vintage Ruby™ pineapple

•improved irrigation methods and soil preparation for melon planting

In addition, during fiscal 2021, we announced a partnership with Queensland University of Technology, located in Brisbane, Australia, to lead innovation toward the development of disease-resistant bananas. The partnership will help to develop bananas that are resistant to Tropical Race 4 (TR4), a serious vascular crop disease that affects one of our principal products, the Cavendish variety of bananas.

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

We also sell products under the Mann Packing family of brands including Mann™, Mann's Logo™, Arcadian Harvest®, Nourish Bowls®, Broccolini®, Caulilini®, Better Burger Leaf® and Romaleaf®.

Seasonality

Due to seasonal sales price fluctuations, we have historically realized a greater portion of our net sales and of our gross profit during the first two calendar quarters of the year. The sales price of any fresh produce item fluctuates throughout the year due to the supply of and demand for that particular item, as well as the pricing and availability of other fresh produce items, many of which are seasonal in nature. For example, the production of bananas is continuous throughout the year and production is usually higher in the second half of the year, when the demand for bananas varies because of the availability of other fruit. As a result, demand for bananas is seasonal and generally results in higher sales prices during the first six months of the calendar year. We make most of our sales of non-tropical fruit from October to May.

These seasonal fluctuations are illustrated in the table below, which presents certain unaudited quarterly financial information for the periods indicated. Specifically in 2020, net sales and gross profit for most products were negatively impacted, mainly in the second and third quarter, due to the COVID-19 pandemic. In 2021, gross profit was negatively impacted by inflationary and cost pressures, most notably in the third quarter.

	Year ended
	December 31, 2021	January 1, 2021
Net sales:
First quarter	$1,088.3	$1,118.0
Second quarter	1,141.6	1,092.3
Third quarter	1,004.8	989.7
Fourth quarter	1,017.3	1,002.3
Total	$4,252.0	$4,202.3
Gross profit:
First quarter	$105.0	$68.5
Second quarter	110.0	78.7
Third quarter	48.9	67.3
Fourth quarter	39.8	36.4
Total*	$303.8	$250.9
*Due to rounding, the sum of the quarterly amounts may not equal the reported amounts for the full year.

Human Capital Management

We believe in nurturing people, from consumers eating our products to our employees, suppliers, customers and the communities in which we live and work.

Employees

Our employees are our greatest asset and are directly responsible for our success in delivering fresh, quality products to consumers. Our current workforce is comprised of approximately 10,483 full-time, salaried employees and 29,572 full-time, hourly employees. Additionally, we employ over 9,522 seasonal, hourly employees, who enable us to pack our in-season fruits and vegetables. Approximately 99% of our workforce is employed in production locations. We provide our employees with competitive fixed and/or variable pay, and for eligible employees, we currently provide access to health and retirement benefits. In each of our regions, we work with local officials to calculate fair wages for our team members. We are competitive with local practices; on average, we pay above minimum wage at our farms in Central America, Kenya, and the Philippines.

Diversity and Inclusion

We strive to foster a culture of diversity and inclusion (“D&I”) so all employees feel respected and no employee feels discriminated against. We are proud of the diversity throughout our organization and especially in our leadership team, of which 25% identify as Hispanic, 17% identify as Black, 8% identify as Native American, 25% identify as Caucasian and 25% identify as Middle Eastern. We embrace diversity throughout our company as we have employees across six different generations and many different backgrounds. In 2019, we launched an internal diversity audit to better understand diversity, equity and inclusion within our organization. As a result of feedback from our 2020 diversity survey, in 2021, we added two new female members to our board of directors. During 2021, a formal council comprised of senior leadership worked to connect our D&I efforts with our overall business strategy to communicate our goals, develop mechanisms to achieve those goals and track our progress. We believe a diverse workforce fosters innovation and cultivates an environment of unique perspectives. As a result, diversity and inclusion help us meet the needs of our customers around the world.

Engagement and Opportunities

Evolving our culture to increase employee engagement and productivity is a primary focus of our strategic plan as we believe an engaged workforce leads to a more innovative, productive and profitable company. Our employees are supported with training and development opportunities to pursue their careers and support compliance with our policies. We also utilize a centralized employee intranet to reach out to employees and allow them to stay connected, remain informed and communicate their thoughts and values.

Health

We support the health and well-being of our employees by offering health care benefits. While these benefits vary across our different regions, we are competitive with local practices. We also take a proactive approach to the health and well-being of our communities by contributing to the development of health services and infrastructure. We also aim to raise awareness of the importance of good health. In total, we fund 45 clinics and medical centers globally, where we provide medical and health treatments including vaccines, check-up appointments and more. We also support many local organizations and initiatives that promote healthy and active lifestyles, and sponsor local sports teams and organizations throughout our regions.

COVID-19 caused uncertainty and challenges across the globe. As a food producer and distributor, ensuring continuity of supply while protecting the health and safety of our team members and workers throughout our supply chain was our priority. In response to the pandemic, we implemented extensive safety programs to protect our employees from COVID-19. To help address food insecurity caused by the pandemic, we significantly increased our usual efforts to donate food and provide grants to communities in need. In 2021, we continued making donations of produce to support families in North America and Central America. We are dedicated to helping our workforce, consumers, communities and customers persevere through these tough times.

Safety

We are committed to building a culture of safety with the goal of zero incidents. We enforce our Supplier Code of Conduct so that our suppliers uphold these standards and eliminate labor violations in our supply chain. We require that our key third-party suppliers are certified against Global Food and Safety Initiative benchmarked standards or other standards needed to support the safety of their products. We are also supporting innovations to enhance soils, crop yields and resiliency to strengthen our farmers’ livelihoods.

Community Outreach

In our communities around the world, we create more than just jobs; we increase access to healthcare and education, help develop infrastructure, contribute to reducing food insecurity and supporting resiliency and recovery when natural disasters occur. We recognize that each community has unique needs, challenges and cultures, so we work with these communities individually through local organizations and governments, to help develop initiatives that address some of their biggest challenges. Our goal for these programs is to support and foster lasting change. Although we prioritize a “bottom-up” approach that gives our operating regions the responsibility for responding to the specific issues of local concern, we do have overarching themes to our support access to healthcare, education, infrastructure development and clean water and disaster relief.

Globally, we launch and support a variety of projects each year, from providing clean water, to funding schools, to planting trees. We work together with our team members and communities to tackle the issues they face in each of the regions we are proud to call home and are committed to doing all that we can to preserve, protect and grow programs and infrastructure that help them thrive. Our efforts, to date, include:
•Funding 45 clinics and medical centers globally, where we attend to around 50,000 patients annually;
•Supporting 23,000 students and adult learners with educational opportunities since 2018;
•Aiding in sanitation and health efforts across the globe in response to the COVID-19 pandemic;
•Partnering with the United Nations to advance women’s health in Kenya; and
•Planting and donating more than 1 million trees in in our operations and our communities.

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

Availability of Reports and Additional Information

Our legal name is Fresh Del Monte Produce Inc., and we use the commercial name Del Monte Fresh Produce. We are an exempted holding company, incorporated under the laws of the Cayman Islands on August 29, 1996. At December 31, 2021, the close of our most recent fiscal year, members of the Abu-Ghazaleh family directly owned approximately 29.6% of our outstanding Ordinary Shares.

Our principal executive office is located at P.O. Box 698, 4th Floor, Apollo House, 87 Mary Street, George Town, Grand Cayman, KY1-1107, Cayman Islands. The address of our U.S. executive office is c/o Del Monte Fresh Produce Company, 241 Sevilla Avenue, Coral Gables, Florida 33134. Our telephone number at our U.S. executive office is (305) 520-8400. Our Internet address is www.freshdelmonte.com. We make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), on our website under “Investor Relations - SEC Filings,” as soon as reasonably practicable after we file electronically such material with, or furnish it to, the United States Securities and Exchange Commission (the “Commission”). Information on our website is not a part of this Report on Form 10-K. Copies of our annual report may be obtained, free of charge, upon written request to Attention: Investor Relations, c/o Del Monte Fresh Produce Company, 241 Sevilla Avenue, Coral Gables, Florida 33134.

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

Risks Related to Our Business and Operations

Public health developments and economic uncertainty about the COVID-19 pandemic have, and are expected to continue to, affect our business operations, financial performance and results of operations.

Our business and financial results have, and are expected to continue to be adversely affected by COVID-19. Since 2020, COVID-19 has negatively impacted global economic activities and disrupted our business in numerous ways, including resulting in:
•Service cancellations and the inability of our containers to clear certain points of entry globally because of port closures, which forced us to redirect our products;
•Shut-down of restaurants and other businesses that purchase certain of our products, particularly vegetables and fresh-cut vegetables;
•Volatile supply and demand conditions in key global markets because of mandatory closures and regulatory restrictions which make it difficult to ensure that our products are available where and when there is demand;
•Inventory write-downs and write-offs related to supply and demand disruptions, as our products are perishable and do not have long shelf-lives nor can they be easily relocated to different markets;
•Increased logistical costs to implement health and safety protocols, particularly in our farming operations in Central America; and
•Staffing shortages, temporary facility closures and reduced production hours because some of our workers contracted the COVID-19 virus.

These effects persisted throughout 2021 and continue to linger because of outbreaks of COVID-19 variants around the globe. Furthermore, the COVID-19 or other global or regional health pandemics or epidemics may accentuate the effects of other risks described in the risk factors below, including those relating to our reputation, brands, consumer preferences, supply chain, product sales, results of operations or financial condition. We may not be able to predict or respond to all impacts on a timely basis to prevent near- or long-term adverse effects to our results. However, we expect that the impact of COVID-19 may continue to negatively affect our business operations, financial performance and results of operations.

Consolidation of retailers, wholesalers and distributors in the food industry may result in downward pressure on sales prices.

In the past twenty years, the food industry in the United States and in many international markets has been subject to significant consolidation. For example, there are four grocers that dominate the U.S. grocery market. Based on their increased size, these entities (i) can exert significant downward pricing pressure on marketers and/or distributors, such as us, (ii) can impose additional costs on us that are the type typically borne by the grocer and (iii) have the ability to launch private label food products that compete with us. If we are unable to successfully manage these relationships our financial results may be materially and adversely affected.

The loss of one or more of our largest customers, or a reduction in the level of purchases made by these customers, could negatively impact our sales and profits.

Sales to Walmart, Inc., our largest customer, amounted to approximately 7% of our total net sales in fiscal 2021, and our top 10 customers collectively accounted for approximately 30% of our total net sales. We expect that a significant portion of our revenues will continue to be derived from a small number of customers. We believe these customers make purchasing decisions based on a combination of price, product quality, consumer demand, customer service performance, desired inventory levels and other factors that may be important to them. Changes in our customers' strategies or purchasing patterns, including a reduction in the number of brands they carry, may adversely affect our sales. Customers may also reduce their purchase from us because of price increases. Additionally, our customers may face financial difficulties, including bankruptcy, or disruptions to their operations which may cause them to reduce their level of purchases from us or render them unable to satisfy their outstanding credit balances on a timely basis. If sales of our products to one or more of our largest customers are reduced or we are unable to collect payment from these customers, our business, financial condition, and results of operations may be adversely affected.

We are dependent on our relationships with key suppliers to obtain a number of our products.

We depend on independent growers and key suppliers to obtain products and raw materials. In the Philippines, we purchase most of our bananas through long-term contracts with independent growers. Approximately 12% of our banana net sales are supplied by one grower in the Philippines. Termination of our relationships with our key suppliers could adversely affect our business. Additionally, we may enter into seasonal purchase agreements committing us to purchase fixed quantities of produce at fixed prices. We may suffer losses if we fail to sell such fixed quantities of produce. Any of these factors could materially and adversely affect our business, financial condition and results of operations.

Our profit margins for many of our products, including bananas, pineapples and other fresh produce, are volatile and we may not be able to increase prices to address cost increases.

Our profitability depends on the profit margins and sale volumes of bananas, pineapples and other fresh produce. Market prices of bananas, pineapples and other fresh produce are volatile and difficult to predict because they are affected by various factors, including their availability and quality in the marketplace, imbalances of supply and demand and import regulations. A significant portion of our cost of goods are production and logistics costs which are based on, amongst others, the prices of fuel, labor, fertilizers, inland freight, and packing materials, which are out of our control. Consequently, increases in these costs materially and adversely affect our margins. In 2021, economic conditions related to the recovery from the COVID-19 pandemic have resulted in material inflation in the cost of our packaging materials, fertilizers, inland freight, labor and fuel. If we are unable to increase our pricing to reflect these increased costs our profit margins will be adversely affected.

In late 2021, as a result of these increased costs, we increased retail prices. However, retail price increases may not sufficiently reverse the reduced profit margins and could result in loss of sales if our competitors do not also increase their prices. These cost pressures will likely continue to negatively impact our profitability in the future, and we cannot predict their extent or duration.

A continued shortage of qualified labor could negatively affect our business and materially reduce earnings.

Our success depends on our ability, and the ability of third parties we rely on, to produce, supply and deliver our products. Any shortage of qualified labor could adversely affect our business and decrease our ability to produce and deliver product, and to achieve our strategic objectives. Such a shortage could also lead to higher wages for employees (or higher costs to purchase the services of the third parties) and reduce our results of operations. During fiscal year 2021, we and participants in our supply chain experienced shortages of qualified labor. A continuation of such shortages for a prolonged period could have a material adverse effect on our profitability and our ability to grow.

Our industry is highly competitive, which could adversely affect our profitability.

The banana and fresh and value-added products markets are highly competitive, and the effect of competition is intensified because most of our products are perishable. To compete successfully, we must strategically source fresh produce and value-added products of uniformly high quality and sell and distribute them on a timely and regular basis. The extent of competition generally varies by product and is influenced by various factors including price, product quality, brand recognition and customer loyalty, effectiveness of marketing and promotional activity, and the ability to identify and satisfy evolving consumer preferences.

In the banana and pineapple markets, we primarily compete with a limited number of multinational and large regional producers. For other fresh fruit and vegetable products, we compete with several small producers and regional competitors. The fresh-cut produce market is highly fragmented, and we compete with multiple local and regional distributors of branded and unbranded fresh-cut produce and, for certain fresh-cut vegetables, a small number of large, branded producers and distributors. The prepared food markets are mature markets characterized by high levels of competition and consumer awareness. In addition, our profitability has depended significantly on the sale of our Del Monte Gold® Extra Sweet pineapples. Increased competition in the production and sale of Del Monte Gold® Extra Sweet pineapples or our other product categories could adversely affect our results.

Some of our competitors are also engaged in the development of new plant varieties and other food products and frequently introduce new products into the market. Existing products or products under development by our competitors could be more effective, more resistant to disease or less costly than our products, which could have an adverse effect on the competitiveness of our products and adversely affect our business, financial condition and results of operations. We expect these competitive pressures to continue. There is no assurance that we will continue to compete effectively with our present and future competitors.

We are subject to material currency exchange risks because our operations involve transactions denominated in various currencies, which could negatively affect our operating results.

We conduct business around the world and regularly transact in foreign currencies. Consequently, our results of operations, as expressed in U.S. dollars, may vary significantly because of fluctuations in currency exchange rates. Such disparities are particularly crucial to our business because we incur a significant portion of our costs and our net sales in foreign currencies (nearly 34% of sales in 2021). We are generally unable to adjust our sales prices locally to compensate for fluctuations in the exchange rate of the U.S. dollar and a given foreign currency. There is also a time lag between the moment we incur costs and the moment we collect payments for our products. We periodically utilize forward contracts to hedge against our exposure to currency fluctuations, but we may at times be unable to agree to favorable terms or agree to terms that do not adequately offset currency fluctuations. Accordingly, if the U.S. dollar appreciates relative to the foreign currencies in which we receive sales proceeds, our operating results may be negatively affected. Our costs are also affected by fluctuations in the value, relative to U.S. dollar, of the currencies of the countries in which we have significant production operations. A weaker U.S. dollar may result in increased costs of production abroad.

Our strategy of diversifying our product line, expanding into new geographic markets and increasing the value-added services that we provide to our customers may not be successful.

We are diversifying our product lines through expansion of our service offerings to include a higher proportion of value-added products and services, such as the preparation of fresh-cut produce, ripening, customized sorting and packing, direct-to-store delivery and in-store merchandising and promotional support. Recently, we have made significant investments in distribution centers, new growing operations and prepared food facilities through capital expenditures, including the acquisition of Mann Packing, and have expanded our business into new geographic markets. We may not be successful in anticipating the demand for these products and services, in establishing the requisite infrastructure to meet customer demand or the provision of these value-added services. As a result of the COVID-19 pandemic demand of our fresh-cut produce materially decreased. Consequently, our ability to realize the anticipated benefits of our new Mann Packing production facility and our diversified product line on the timeline expected was materially impacted. If we are unable to successfully develop and integrate the diversified product lines in our fresh-cut and value-added vegetable categories, we may not realize all the anticipated synergies and benefits of our Mann Packing investments which could have an adverse effect on our growth and our results of operations.

In addition, the diversification of our product lines may increasingly incorporate products that may contain gene-edited or genetically modified organisms (“GMOs”) in varying proportions. For example, in 2020 we launched our newest pineapple product, our proprietary Pinkglow® pineapple, which is sourced from genetically modified pineapple plants. In addition, as a result of TR4 spreading into new growing regions, we may need to deploy gene-edited or GMO bananas resistant to the disease to maintain a viable supply of bananas to our key markets. In recent years, the food industry has been subject to negative publicity about the health implications of GMOs, added sugars, trans fat, salt, artificial growth hormones, and ingredients sourced from foreign suppliers. Consumers may decide to purchase fewer GMO produce or require us to meet stricter standards than are required by applicable agencies, thereby increasing the cost of production. Regulatory agencies may also impose new restrictions on the use of GMOs. If adverse public opinion about gene-edited or GMO products predominates, we may be unable to sell such innovative products in certain of our key markets, adversely affecting our ability to diversify our business.

Demand for our products is subject to changing consumer preferences, and a reduction in demand for any one or more of our products could negatively impact our sales and profits.

Consumer preferences for food products evolve over time. Shifts in consumer preferences that impact demand for our products can result from several factors, including dietary trends, attention to nutritional aspects, and concerns about the health effects of and the sourcing of ingredients. Our ability to market and sell our products successfully partly depends on how we identify and respond to such changes by offering products that appeal broadly to consumers considering current demands. Our competitors may have a greater operating flexibility, which may permit them to better adapt to changes or to introduce new products and packaging quicker and with greater marketing support. The demand for our products may also be impacted by public commentaries about our products or similar products, as well as by changes in the level of advertising or promotional support that we employ or that are employed by relevant industry groups or third parties that provide competing products. If consumer preferences trend negatively with respect to any one or more of our products, our sales volumes may decline as a result.

Adverse perception, events or rumors relating to our Del Monte® brand could have a material adverse effect on our business.

We depend on the Del Monte® brand and other proprietary brands in marketing our products. Any events or rumors that cause consumers and/or institutions to no longer associate these brands with high-quality and safe food products may materially adversely affect the value of our brand names and demand for our products. Adverse information about our brand, whether or not true, may be instantly and easily posted on social media platforms at any time. The harm may be immediate without affording us an opportunity for redress or correction. We also share the Del Monte® brand with unaffiliated companies that manufacture, distribute and sell canned or processed fruit and vegetables, dried fruit, snacks and other products. Acts or omissions by these companies, including an instance of food-borne contamination or disease, may adversely affect the value of the Del Monte® brand. As a result, our reputation and the value of the Del Monte® brand may be adversely affected by negative consumer perception.

Sustainability credentials are an increasingly important factor in stakeholders’ perceptions of a company. Should we not meet the expectations of our stakeholders or communicate our work in this area sufficiently, our reputation may be negatively impacted.

We rely on protection of our intellectual property and proprietary rights.

Our success also depends on our ability to protect our intellectual property rights. We rely primarily on patent, copyright, trademark and trade secret laws to protect our proprietary technologies. We protect our technology by, among other things, filing patent applications for technology relating to the development of our business in the U.S., the EU and selected foreign jurisdictions. Our trademarks and brand names are registered in jurisdictions throughout the world. We intend to keep these filings current and seek protection for new trademarks to the extent consistent with business needs. We also rely on trade secrets and proprietary know-how and confidentiality agreements to protect our technologies and processes. The failure of any patents, trademarks, trade secrets or other intellectual property rights to provide protection to our technologies would make it easier for our competitors to offer similar products, which could adversely affect our business, financial conditions and results of operations.

We may not be able to successfully consummate and manage ongoing acquisition, joint venture and business partnership activities, which could have an adverse impact on our results.

Our growth strategy includes acquisitions and expansion. Accordingly, we may acquire other businesses or enter into joint ventures or other business partnerships from time to time. These types of transactions involve certain risks, including risks related to:
•identifying appropriate acquisition candidates or business partners;
•potential difficulties in successfully integrating acquired operations;
•the quality of products of an acquired businesses or business partners compared to the products we provide;
•any loss of key employees of acquired operations or any inability to hire or retain key employees necessary to integrate an acquired business or otherwise implement our growth strategy;
•potential diversion of our capital and management attention away from other important business matters;
•financial risks, such as potential unknown liabilities of any acquired business;
•potential issues with the financial disclosures, accounting practices or internal control systems of any acquired business, joint venture or business partner; and
•in the case of joint ventures and business partnerships, increased potential risks associated with the lesser degree of control that we may be able to exert due to the arrangements with our business partners.

We may incur additional costs and certain redundant expenses in connection with our acquisitions and investments, which may have an adverse impact on our financial results. Future acquisitions may result in dilutive issuances of equity securities, the incurrence of additional debt, use of significant portions of our cash reserves, asset impairments (including charges related to goodwill and other intangible assets) and restructuring and other charges. The incurrence of debt in connection with any future acquisitions also could restrict our ability to obtain working capital or other financing necessary to operate our business. Our future acquisitions or investments may not be successful, and if we fail to realize the anticipated benefits of these acquisitions or investments, our business, operating results and financial position could be harmed.

A sustained lack of profitability could cause us to incur impairment charges of our intangible and long-lived assets and/or record valuation allowances against our deferred tax assets.

If we incur operating losses for a sustained period of time, an impairment of the carrying value of our goodwill, other intangible assets, and long-lived assets could result. We review goodwill and intangible assets for impairment annually or if indicators of impairment manifest. The goodwill associated with our banana reporting unit and the goodwill and trade names and trademarks associated with our prepared foods reporting unit are highly sensitive to differences between estimated and actual cash flows and changes in the discount rates used to evaluate their fair value. If our banana and prepared foods reporting units do not perform to expected levels, the goodwill and other intangible assets associated with these reporting units may be at risk of impairment in the future. For example, the COVID-19 pandemic negatively impacted our results of operations during fiscal 2020 and 2021, including in our banana segment. Given the uncertainty surrounding COVID-19, we cannot predict whether future developments would lead to impairment of our intangible assets.

We record impairments on long-lived assets, including definite-lived intangible assets, when indicators of impairment are present and the estimated undiscounted cash flows of those assets are less than the assets’ carrying amount. Certain definite-lived intangible assets related to our fresh and value-added products segment are sensitive to changes in estimated cash flows. If future developments result in estimated cash flows that are less than currently estimated levels, these assets could be impaired.

If incurred, future impairment of our intangible and/or long-lived assets could have a material adverse effect on our results of operations. During fiscal 2021, we incurred $3.8 million in long-lived asset impairment charges primarily relating to our decision to abandon certain low-yield banana plantations in the Philippines.

We record valuation allowances on our deferred tax assets if, based on available evidence, it is more-likely-than-not that all or some portion of the assets will not be realized. The determination of whether our deferred tax assets are realizable requires us to identify and weigh all available positive and negative evidence, including recent financial performance and projected future income. If we are unable to generate sufficient income in jurisdictions where we have significant deferred tax assets, we may be required to record valuation allowances which would adversely affect our results of operations.

Increases in wage and benefit costs, changes in laws and other labor regulations, and labor disruptions could impact our financial results and decrease our profitability.

We have significant labor-related expenses, including employee health benefits. Our ability to control our employee and related labor costs is generally subject to numerous external factors, including prevailing wage rates and new or revised employment and labor regulations including changes in immigration laws in the U.S. and other key production countries. Unfavorable changes in employee and related labor costs could impact our business, results of operations and financial condition.

In addition, a material portion of our employees who work on our farms work under various syndicatos, work councils, collective bargaining agreements or other agreements with similar types of entities. Our inability to maintain favorable relationships with these entities could result in labor disputes, including work stoppages, which could have a material adverse effect on the portion of our business affected by the dispute, which could impact our business, financial position and results of operations.

Any failure to adequately store, maintain and deliver quality perishable foods could materially adversely affect our business, financial condition and operating results.

Our ability to adequately store, maintain and deliver quality perishable foods is critical. We store highly perishable food products in refrigerated fulfillment centers and ship them to our customers while maintaining appropriate temperatures in transit. We use refrigerated delivery trucks to support temperature control for shipments to certain locations. However, delays in our ability to ship or disruption in the distribution of our products could have a material adverse effect on our business, financial condition and results of operations.

Keeping our food products at specific temperatures maintains freshness and enhances food safety. In the event of extended power outages, natural disasters or other catastrophic occurrences, failures of the refrigeration systems in our fulfillment centers or third party delivery trucks, failure to use adequate packaging to maintain appropriate temperatures, or other circumstances both within and beyond our control, our inability to store perishable inventory at specific temperatures could result in significant inventory losses as well as increased risk of food safety. We also contract with third parties to conduct certain fulfillment processes and operations on our behalf or to sell our product in a retail environment. Any failure by such third party to adequately store, maintain or transport perishable foods could negative impact the safety, quality and merchantability of our products and the experience of our customers. The occurrence of any of these risks could materially adversely affect our business, financial condition and operating results.

Regulatory Risks

We are subject to the risk of product contamination and product liability claims which could materially and adversely affect our results and financial condition.

The sale of food products for human consumption involves the risk of injury to consumers. Such injuries may result from tampering by unauthorized personnel or quality issues such as product contamination or spoilage, including the presence of foreign objects, substances, chemicals, or residues introduced during the growing, packing, storage, handling or transportation phases. The occurrence of any illnesses or injuries could have serious consequences on sales of our products, our brands and/or our reputation, any of which could harm our business. We cannot be sure that consumption of our products will not cause a health-related illness in the future, that we will not be subject to claims or lawsuits relating to such matters or that we will not need to initiate recalls of our products in response to the foregoing. Even if a product liability claim is unsuccessful, the negative publicity surrounding any assertion that our products caused illness or injury could adversely affect our reputation with existing and potential customers and our brand image. In addition, claims or liabilities of this sort might not be covered by our insurance or by any rights of indemnity or contribution that we may have against third parties, including our customers and suppliers. We cannot be sure that we will not incur claims or liabilities for which we are not insured or that exceed the amount of our insurance coverage, resulting in significant cash outlays that would materially and adversely affect our results and financial condition. We also are subject to the risk of recall events of our competitors which could result in industry-wide reputational loss or consumer avoidance of certain products.

For instance, in 2019 our Mann Packing business voluntarily recalled a series of vegetable products sold to select retailers in the United States and Canada which had an overall adverse impact of approximately $31.0 million on our results of operations.

We are subject to legal and environmental risks that could result in significant cash outlays.

We are involved in several legal and environmental matters that, if not resolved in our favor, could require significant cash outlays and could materially and adversely affect our results of operations and financial condition. For example, in 1980, elevated levels of certain chemicals were detected in the soil and ground-water at a plantation leased by one of our U.S. subsidiaries in Oahu, Hawaii (the “Kunia Well Site”). Under an order from the Environmental Protection Agency (“EPA”), we completed a remedial investigation and engaged in a feasibility study to determine the extent of the environmental contamination. In 2005, our subsidiary signed a Consent Decree (“Consent Decree”) with the EPA to perform a clean-up work of the Kunia Well Site. Based on findings from remedial investigations, our subsidiary continues to evaluate with the EPA the clean-up work currently in progress in accordance with the Consent Decree. The estimate associated with the clean-up costs, and on which our accrual is based, is $12.9 million. As of December 31, 2021, $12.5 million was included in other noncurrent liabilities and $0.4 million was included in accounts payable and accrued expenses in the Consolidated Balance Sheets for the Kunia Well Site clean-up. See Item 3.  Legal Proceedings and Note 15, “Commitments and Contingencies” to the Consolidated Financial Statements included in Item 8.  Financial Statements and Supplementary Data.

Regulations concerning the use of pesticides, fertilizers and other agricultural products could adversely impact us by increasing our production costs or restricting our ability to import certain products into our selling markets.

Our business depends on the use of fertilizers, pesticides and other agricultural products. The use and disposal of these products are often regulated by various agencies. A decision by a regulatory agency to significantly restrict the use of such products that have traditionally been used in the cultivation of one of our principal products could have an adverse impact on us. For example, the EPA took a series of regulatory actions pursuant to the Federal Insecticide, Fungicide and Rodenticide Act, the Federal Food, Drug and Cosmetic Act and the Food Quality Protection Act of 1996, relating to the evaluation and use of pesticides in the food industry. Similarly, in the EU, regulation (EC) No. 1107/2009, which became effective in 2011 fundamentally changed the pesticide approval process from the previous risk assessment model to the hazard criteria model linked to the intrinsic properties of the substance. In January 2021, the EU did not renew the approval for mancozeb, a fungicide currently used in our operations, to be used within the EU member states. However, tolerances of mancozeb for products imported into the EU are still accepted and the EU is currently assessing whether these tolerances should be maintained, reduced, or eliminated. More recently, in August 2021, the EPA released a final rule revoking all tolerances for chlorpyrifos, a pesticide that has been used since 1965 in both agricultural and non-agricultural areas. In connection with the EPA's ban, we ceased the use of chlorpyrifos in late 2021. Future actions regarding the availability and use of pesticides could have an adverse effect on us by increasing our production costs, restricting our ability to import certain products, or imposing substantial penalties or bans due to noncompliance.

We are subject to regulations concerning food safety and protection of health and the environment.

Our business is regulated by foreign, federal, state and local environmental, health and safety laws and regulations, which involve compliance costs. These regulations affect daily operations and, to comply with all applicable laws and regulations, we have been and may be required in the future to modify our operations, purchase new equipment or make capital improvements. Changes to our processes and procedures could impose unanticipated costs and/or materially impact our business. Violations of these laws and regulations can result in substantial fines or penalties. There is no assurance that these modifications and improvements and any fines or penalties would not have an adverse effect on our business, financial condition and results of operations.

We are subject to the laws and regulations in the jurisdictions where our facilities are located and where our products are distributed. Specifically, we are subject to the Federal Food, Drug and Cosmetic Act, as amended by the Food Safety Modernization Act (“FSMA”), which is enforced by the FDA. The FDA is authorized to regulate the growing, harvesting, manufacturing, processing, labeling, packaging, distribution and marketing and safety of food in the United States. The FSMA enhances the FDA’s authority over various aspects of food regulation. The FDA has been active in implementing the requirements of the FSMA by issuing regulations to reduce the risk of contamination in food manufacturing, such as the Foreign Supplier Verification program, and enforcing such regulations. Additionally, the FDA is proposing to establish additional traceability recordkeeping requirements (beyond what is already required in existing regulations) for entities who manufacture, process, pack, or hold certain foods. The final rule governing traceability requirements is expected to become effective in 2023, with enforcement of the regulation by the FDA expected to begin in 2025. The recordkeeping requirements outlined within the rule will establish a broader foundation for food traceability, starting with recordkeeping requirements for designated foods from creation, transformation, processing, packing, shipping and more. The full impact of the FDA’s compliance protocols is not yet known, and we cannot assure you that it will not materially impact our business. In addition, the United States Department of Agriculture (the “USDA”) regulates the import and export of certain fruits and vegetables into and from the United States.

In the European Union, the Farm to Fork Strategy regulates food safety at all stages of the production and distribution process for all food products marketed within the EU, whether produced within the EU or imported from third countries. This body of legislation is complex and covers the entire food chain, from animal feed and health, through plant protection and food production, to processing, storage, transport, import and export and retail sales. A framework regulation called the General Food Law Regulation (EC No. 178/2002) lays down the general principles and requirements of food law. European Member States are required to implement European food safety law at the national level. National authorities and food agencies are responsible for enforcement and compliance in European Member States. National authorities may withdraw or recall food from the market if it is injurious to health or unfit for human consumption. Where food presents a serious risk to human health or the environment, the European Commission can implement protective measures and suspend the marketing or use of products originating from the EU or suspend imports of products from non-EU countries.

The European Green Deal intends to make Europe the first climate-neutral continent by 2050. The EU’s Farm to Fork Strategy is an integral part of the Green Deal and aims to address the challenges of sustainable food systems. The shift to a sustainable food system could result in increased costs for our business associated with compliance with new laws and regulations.

The Canadian Food Inspection Agency, and other Canadian governmental departments, could enforce laws such as the Safe Food for Canadians Regulations in a way that causes a disruption to our Canadian business, including, for example, requirements relating to import licenses, traceability, and food testing.

The failure to comply with these laws and regulations in any jurisdiction, or to obtain required approvals, could result in fines, as well as a ban or temporary suspension on the production of our products or limit or bar their distribution, and affect our development of new products, and thus could materially adversely affect our business and operating results.

We are exposed to political, economic and other risks from operating a multinational business, which could have a material adverse effect on our results and financial condition.

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
•international conflicts and terrorist acts, which could impact our business, financial condition and results of operations;
•public health epidemics, such as COVID-19, which have the potential to impact employees and the global economy;
•economic sanctions, which could disrupt our products, even if we do not sell directly into a sanctioned country;
•potential violations or alleged violations of laws, regulations, safety codes, employment practices, human rights standards, anti-corruptions laws and other obligations, norms, and ethical standards associated with our operations that may result in litigation costs and damage to our reputation, even if we are ultimately not found responsible;
•changes in governmental agricultural policies such as price supports and acreage set aside programs in the jurisdictions where we conduct our significant growing operations; and
•economic downturns, political instability and war or civil disturbances that may disrupt our, our suppliers' and our customers' production and distribution logistics or limit sales in individual markets.

Concerning the regulatory environment, banana import regulations have previously restricted our access and increased the cost of doing business in the EU. In December 2010, the EU ratified an agreement with certain Latin America banana exporting countries in which the EU gradually reduced import tariffs on bananas from Latin America except for countries under Free Trade Agreements (FTA's). Countries that signed bilateral agreements with the EU in 2012 benefited from an accelerated but gradual reduction of import duties. Although our Colombia and Central America-sourced bananas benefit from a FTA, we cannot predict the impact of further changes to the banana import tariffs or new quotas on the EU banana market.

Costa Rica and Ecuador have established “minimum” export prices for bananas that are used as the reference point in banana purchase contracts from independent producers, thus limiting our ability to negotiate lower purchase prices. These minimum export price requirements could increase the cost of sourcing bananas in countries that have established such requirements.

We are also subject to a variety of sanitary regulations, regulations governing pesticide use and residue levels, and regulations governing food safety, traceability, packaging and labeling in countries where we source and market our products. If we fail to comply with applicable regulations, we could be restricted from selling or shipping some or all our products for a given period. Such a development could result in significant losses and could weaken our financial condition.

The enforcement of regulations concerning the marketing and labeling of food products could adversely affect our reputation.

The marketing and labeling of food products have brought increased risk of consumer class action lawsuits, and risk that the Federal Trade Commission ("FTC") and/or state attorneys general will bring legal action about the truth and accuracy of the marketing and labeling of the product. Such consumer class actions include fraud, unfair trade practices and breach of state consumer protection statutes, such as Proposition 65 in California. The FTC and state attorneys general may bring legal actions that seek removal of a product from the marketplace and impose fines and penalties. Even when not merited, these class action claims and legal actions can be expensive to defend and could adversely affect our reputation, brand image, business and operating results.

The packaging and labeling of our products, and their distribution and marketing, are also subject to regulation by governmental authorities in each jurisdiction where our products are marketed. A failure to comply with labeling requirements in any of the jurisdictions in which we do business could result in enforcement proceedings, an order barring the sale of part or all of a particular shipment of our products or, possibly, the sale of any of our products for a specified period. Such a development could result in significant losses and could weaken our financial condition.

Changes in tax laws in any of the jurisdictions in which we operate or in which we establish holding companies, or adverse outcomes from tax audits could cause fluctuations in our overall tax rate and adversely impact our operating results.

Our income taxes consist of the consolidation of tax provisions computed on a separate entity basis, for each country in which we have operations. Changes in the sources of income, agreements we have with taxing authorities or our tax filing positions in various jurisdictions could cause our overall tax rate to fluctuate significantly. In addition, changes in rules related to the accounting for income taxes or changes in applicable tax laws and regulations, including tax laws that impact our current company structure, could adversely affect our tax expense, profitability, and cash flows. In the U.S., the current administration may implement substantial changes and reforms to fiscal and tax policies. We cannot predict the impact, if any, of these potential changes to our business. However, such changes could adversely affect our business, financial position and results of operations.

We must comply with complex and evolving tax regulations in the various jurisdictions in which we operate, which subjects us to international tax compliance risks. Some tax jurisdictions have complex and subjective rules about income tax, value-added tax, sales or excise tax, tariffs, duties and transfer tax. From time to time, our subsidiaries are subject to tax audits and may be required to pay additional taxes, interest or penalties if a taxing authority asserts different interpretations, allocations or valuations, which could be material and reduce our income and cash flow from our international operations. The imposition of any penalties and costs of litigation, regardless of an eventual favorable ruling, in connection with current or future tax disputes related to our international operations could materially adversely affect our business, financial condition and operating results.

In addition, adverse outcomes from tax audits in any of our major tax or operating jurisdictions, such as the U.S., Luxembourg, Switzerland, Costa Rica, Guatemala, Kenya, or Japan, could materially adversely impact our operating results. For example, in connection with a current examination of the tax returns in two of these foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing aggregating approximately $144.8 million (including interest and penalties) for tax years 2012 through 2016. We strongly disagree with the proposed adjustments and we expect to exhaust all administrative and judicial remedies necessary in each jurisdiction to resolve the matters. However, these matters may not be resolved in our favor, and an adverse outcome of either matter, or any future tax examinations involving similar assertions, could have a material effect on our financial condition, results of operations and cash flows.

Risks Related to Environmental Concerns

Our agricultural plantings are potentially subject to damage from crop disease or insect infestations, which could adversely impact our operating results and financial condition.

Fresh produce is vulnerable to crop disease and insect infestations, which vary in severity and effect based on the stage of production, the type of treatment applied and climatic conditions. Such diseases or infestations may adversely affect our supply of fresh produce items, reduce our sales volumes, increase our production costs or impair our ability to ship products as planned.

In 2019, we detected Banana Fusarium Wilt Tropical Race 4 (“TR4”), a serious vascular crop disease, infecting one of our principal products, the Cavendish variety of bananas, in some areas of Southeast Asia where we source our products. TR4 and other vascular crop diseases cause low-yielding banana plants, which resulted in impairment charges of $2.1 million in 2019, $1.1 million in 2020 and $0.3 million in 2021. These crop diseases remain a concern for us and our suppliers in Southeast Asia and may spread to other critical growing regions like Latin America, leading to the destruction of all or a portion of the respective banana crops.

We are working with agricultural experts and qualified agencies to monitor and prevent the spread of TR4 and develop contingency plans. We have and will continue to incur costs to improve our prevention strategies and to identify solutions to the spread of the disease, which may adversely impact our operating profit. In our farming operations in Central America and Asia, we incurred costs of $2.2 million in 2021, $1.6 million in 2020, and $0.6 million in 2019 to prevent and control the spread of TR4. In addition, we are seeking to develop a replacement to the Cavendish variety of banana that appeals broadly to consumers and is resistant to these diseases through our partnership with Queensland University of Technology. These research efforts have cost us approximately $0.9 million through fiscal 2021, and we expect to spend approximately $0.7 million in 2022, $1.5 million in 2023, and $1.1 million in each of the years 2024 and 2025. Future costs are uncertain and will depend on the success of our initiatives and the extent of any continued spread of the disease, neither of which can be predicted.

Despite our efforts, we may be unable to prevent the spread of TR4. A long-term reduction in the supply of bananas resulting from the TR4 disease could lead to increased costs, decreased revenue, and charges to earnings that may adversely affect our business, financial condition and results of operations. Efforts to develop a fully resistant plant may not succeed and if those efforts do succeed, fruits from fully resistant plants may not be marketable due to consumer preference or government regulation.

Adverse weather, natural disasters and other conditions affecting the environment, including the effects of climate change, could result in substantial losses and weaken our financial condition.

Fresh produce is vulnerable to adverse weather conditions, which are common but difficult to predict. The effects of natural disasters may be intensified by the ongoing global climate change. Severe weather conditions such as floods, droughts, windstorms, hurricanes and wildfires, and natural disasters, such as earthquakes, may adversely affect our supply of one or more fresh produce items, reduce our sales volumes, increase our unit production costs or prevent or impair our ability to ship products as planned. When severe weather, natural disasters, and other adverse environmental conditions (i) destroy crops planted on our farms or our suppliers’ farms or (ii) prevent us from exporting these crops on a timely basis, we may lose our investment in those crops and/or our costs of purchased fruit may increase. These risks can be exacerbated when a substantial portion of our production of a specific product is grown in one region, provided by a limited number of suppliers, or when it endangers one of our primary products.

In 2020, two hurricanes, Eta and Iota, impacted our farm operations in Guatemala. The hurricanes resulted in the destruction of certain areas of our banana and melon plantations which were flooded due to heavy rainfall, resulting in significant inventory write-offs and damages to our property, plant, and equipment. Separately, in the first quarter of 2021, we were adversely impacted by severe rainstorms in Chile, which caused damage to certain of our farms and resulted in $3.4 million in inventory write-offs.

Adverse weather may also impact our supply chains, preventing us from procuring necessary supplies and delivering our products to our customers. We own or lease, manage and operate manufacturing, processing, storage and office facilities, some of which are located in areas that are susceptible to harsh weather. We could be unable to accept and fulfill customer orders due to severe weather and natural disasters. Although we have business continuity plans, we cannot provide assurance that our business continuity plans will address all the issues we may encounter in the event of a disaster or other unanticipated issue. Such severe weather events that could materially disrupt our operations may occur with higher frequency because of climate change.

Water scarcity in our growing regions could adversely affect our agricultural operations, financial condition, results of operations and cash flows.

Water is vital to grow the fresh produce that our business relies on. In recent years, water deficits in certain regions have become more evident. In Brazil, water shortages negatively impacted our banana production recently, and our pineapple farms in Kenya were affected by a drought linked to El Nino during 2016, 2017, and 2019. To mitigate water risks, we have invested heavily to upgrade existing infrastructure to more efficient irrigation systems like drip or low pressure/low volume sprinkler systems in Kenya and Guatemala. We analyze water related issues in the river basin where new development might be planned. Such analysis is a part of our due diligence before investing in agriculture operations, which increased our costs. In the event of water scarcity or deterioration, we may incur increased production costs or face production constraints that may materially and adversely affect our financial condition, results of operations and cash flows.

Climate change laws could have a material adverse impact on our financial condition and results of operations.

Legislative and regulatory authorities in the U.S., the EU, Canada and other international jurisdictions will likely continue to consider measures related to climate change and greenhouse gas emissions. To produce, manufacture and distribute our products, we and our suppliers use fuels, electricity and various other inputs, generate waste and undergo agricultural management activities that result in the release of greenhouse gas emissions.

Concerns about the environmental impacts of climate change and greenhouse gas emissions may result in environmental taxes, charges, assessments or penalties which could restrict or negatively impact our operations, as well as those of our suppliers who would likely pass all or a portion of their costs along to us. We may not be able to pass any resulting cost increases to our customers or customer buying patterns could change to reflect a greater reliance on local production rather than imports. Furthermore, we may be required to make additional investments of capital to maintain compliance with new laws and regulations. Any enactment of laws or passage of regulations regarding greenhouse gas emissions or other climate change laws in the jurisdictions where we conduct business could materially and adversely affect our business, financial condition and results of operations.

Risks Related to Our Information Systems

Our information system assets may be made unavailable, leaked, or altered due to a cybersecurity incident, which could adversely affect the results of our operations, and we cannot predict the extent or duration of these incidents.

Our information technology systems may be subject to cybersecurity attacks or other security incidents which could result in disruptions to our operations, including, but not limited to, malicious software (malware, ransomware and viruses), phishing and social engineering, unauthorized access to networks, computer systems and data, malicious or negligent actions of employees, and other forms of electronic security breaches that could lead to disruptions of our business systems and processes. In such cases, we may have to operate manually, which may result in considerable delays in the delivery of our products to our customers, damage to our perishable products, or interruption to other key business processes. Additionally, our customers could refuse to continue to do business with us and prematurely terminate or reduce existing contracts resulting in a significant adverse effect on our business. Reputational damage resulting from a cybersecurity attack may result in significant decline in consumer preference for our products in certain geographic regions or globally and could potentially reduce our market share.

Cybersecurity attacks may also result in the unauthorized access to or release of intellectual property, trade secrets and confidential business or otherwise protected information and corruption of our data. Such information could be leaked to competitors or the public which may result in loss of competitive position and market share. We also have personal confidential information stored in our systems which, if stolen or leaked, could result in significant financial and legal risk, including the risk of litigation or regulatory penalties under data protection legislation in the territories in which we operate, such as the General Data Protection Regulation (EU) 2016/679 (the “GDPR”) or the California Consumer Privacy Act in the U.S. (“CCPA”). We may also be subject to specific compliance obligations under various privacy laws, including the GDPR, CCPA, and associated laws and regulations. Interpretation of these emerging laws by various regulators presents challenges and risks to maintain compliance, including compliance with privacy notices, documentation, honoring data subject rights, and cross-border transfers of personal information. Although we strive to comply with all applicable privacy laws, it is possible we could be subject to enforcement actions and litigation alleging non-compliance.

Additionally, we rely on relationships with third parties, including suppliers, customers, contractors, cloud data storage and other information technology service providers and external business partners, for services in support of our operations, and we may share data or provide access to our networks with such third parties who are subject to similar risks as we are relating to cybersecurity and privacy issues. While we have procedures in place for selecting and managing our relationships with third-party service providers and other business partners, we do not have control over their business operations or governance and compliance systems, practices and procedures, which increases our financial, legal, reputational and operational risk. These third parties may experience cybersecurity incidents that could pose a threat to our network or that may involve data we share with them or rely on them to provide to us or result in a significant business interruption that could have an adverse impact on our business.

Although we have implemented processes and technologies to help identify, protect, detect, respond, and recover from the above cybersecurity and privacy risks, these measures may not succeed in preventing or limiting the impact of such risks. Moreover, actual or anticipated attacks may require us to incur incremental costs to hire additional personnel, purchase additional protection technologies, replace existing software and hardware, train employees, and engage third-party experts and consultants and therefore could negatively impact our operating income. We may also become exposed to potential liabilities with respect to the data that we collect, manage and process, and future investigations, lawsuits or adverse publicity relating to our methods of handling data could adversely affect our business due to the costs and negative market reaction relating to such developments.

Our operations and reputation may be impaired if our information technology systems fail to perform adequately.

Our information technology systems are critical to our business. We rely on our information technology systems, some of which are or may be managed, hosted by or outsourced to third party service providers, to manage our business data, communications, supply chain, order entry and fulfillment, and other business processes. If we do not allocate and effectively manage the resources necessary to build, sustain, and protect appropriate information technology systems and infrastructure, or we do not effectively implement system upgrades or oversee third party service providers, our business or financial results could be negatively impacted. If our information technology systems fail to perform as we anticipate, we may experience transaction or reporting errors, processing inefficiencies and the loss of sales and customers, causing our business and results of operations to suffer.
Risks Related to Our Financing
Our indebtedness could limit our financial and operating flexibility and subject us to other risks.

Our ability to obtain additional debt financing or refinance our debt on acceptable terms, if at all, in the future for working capital, capital expenditures or acquisitions may be limited by financial considerations or due to covenants in existing debt agreements. Our current credit facility imposes certain operating and financial restrictions on us. Our failure to comply with the obligations under this facility, including maintenance of financial ratios, could result in an event of default, which, if not cured or waived, would permit the lender to accelerate the indebtedness due under the facility.

As a holding company, our ability to meet our financial obligations depends on receiving sufficient funds from our subsidiaries. The payment of dividends or other distributions to us by our subsidiaries may be limited by the provisions of our credit agreements and other contractual requirements and by applicable legal restrictions on payment of dividends and other distributions.

If we were unable to meet our financial obligations, we would be forced to pursue one or more alternative strategies, such as selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital, strategies which could be unsuccessful. Additional sales of our equity capital could substantially dilute the ownership interest of existing shareholders.

Inability to access bank credit, or capital markets, could materially adversely affect our liquidity, borrowing costs, financial position, and results of operations.

We depend on a stable, liquid, and well-functioning global financial system for our operations and capital investments. We believe that we have sufficient credit availability and resources to meet our foreseeable liquidity and capital needs, but a disruption in the availability of liquid bank debt or credit markets, including changes to our cost of funds or changes in terms and conditions could impact our financial position, our results of operations or our ability to fund capital projects. The impact of changes in the global financial system could also negatively impact our suppliers and customers which could adversely impact our results of operations.

Changes in interest rates and cessation of LIBOR could adversely affect our earnings and/or cash flows.

Our commercial loans are made at variable interest rates, which causes our financial result to fluctuate. We have historically relied on LIBOR benchmarks to determine the amounts of payments or applicable interest for certain of our loans, but in 2017, the U.K. Financial Conduct Authority announced that it intended to stop persuading or compelling banks to submit LIBOR rates after 2021. In March 2021, the ICE Benchmark Administration Limited, which administrates LIBOR, extended the transition dates of certain LIBOR tenors to June 30, 2023, after which LIBOR reference rates will no longer be provided. Regardless of this deferral, the administrator of LIBOR has advised that no new contracts using U.S. dollar LIBOR should be entered into after December 31, 2021. It is unclear whether banks will continue to voluntarily submit rates to calculate LIBOR, or whether LIBOR will continue to be published by its administrator based on these submissions, or any other basis, after December 31, 2021.

Some regulators, industry groups and committees such as the Alternative Reference Rates Committee (ARRC) have, among other things, suggested fallback language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates, such as the Secured Overnight Financing Rate (SOFR) as an alternative to U.S. dollar LIBOR, and proposed the implementation of the recommended alternatives in floating rate instruments. It is currently unclear if and how these recommendations will be broadly accepted, whether they will continue to evolve, and how their implementation would affect the market for floating-rate financial instruments. We are not able to predict the impact that these developments, or any discontinuance, modification or other reforms may have on LIBOR, other benchmarks or floating-rate debt instruments. Any such discontinuance, modification, alternative reference rates or other reforms may materially and negatively affect interest rates on our current or future indebtedness.

Risks Related to Our Corporate Structure
Our principal shareholders are able to significantly influence all matters requiring shareholder approval.

Members of the Abu-Ghazaleh family, including our Chairman and Chief Executive Officer and one of our directors, are our principal shareholders. As of February 11, 2022, they together directly owned 29.5% of our outstanding Ordinary Shares, and our Chairman and Chief Executive Officer holds, and is expected to continue to hold, an irrevocable proxy to vote all of these shares. We expect our principal shareholders to continue to use their interest in our Ordinary Shares to influence the direction of our management, the election of our directors and to determine substantially all other matters requiring shareholder approval. The concentration of our beneficial ownership may delay, deter, or prevent a change in control, may discourage bids for the Ordinary Shares at a premium over their market price and may otherwise adversely affect the market price of the Ordinary Shares.

Our organizational documents contain certain anti-takeover provisions that could delay, deter or prevent a change in control.

Various provisions of our organizational documents and Cayman Islands law may delay, deter or prevent a change in control of us that is not approved by our board of directors. These provisions include:
•a classified board of directors;
•a prohibition on shareholder action through written consents;
•a requirement that general meetings of shareholders be called only by a majority of the Board or by the Chairman of the Board;

•advance notice requirements for shareholder proposals and nominations;
•limitations on the ability of shareholders to amend, alter or repeal our organizational documents; and
•the authority of the Board to issue preferred shares on such terms that are determined by the Board itself.

In addition, a change of control would constitute an event of default under our current credit facility, which would have a material adverse effect on us. These provisions also could delay, deter or prevent a takeover attempt.

Our shareholders have limited rights under Cayman Islands law.

We are incorporated under the laws of the Cayman Islands, and our corporate affairs are governed by our Amended and Restated Memorandum and Articles of Association and by the Companies Law of the Cayman Islands. Legal principles related to the validity of corporate procedures, the fiduciary duties of our management, directors and controlling shareholders and the rights of our shareholders differ from those that would apply if we were incorporated in a jurisdiction within the U.S. Further, the rights of shareholders under Cayman Islands law are not as clearly established as the rights of shareholders under legislation or judicial precedent applicable in most U.S. jurisdictions. As a result, our public shareholders may have more difficulty in protecting their interests in the face of actions by the management, directors or controlling shareholders than they might have as shareholders of a U.S. corporation. In addition, it is unclear whether the courts of the Cayman Islands would enforce, either in an original action or in an action for enforcement of judgments of U.S. courts, liabilities that are predicated upon the U.S. federal securities laws.

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

Item 1B. Unresolved Staff Comments

None.
Item 2.Properties
The following table summarizes the approximate plantation acreage under production that are owned or leased by us and the principal products grown on such plantations by location as of the end of 2021:

	Acres Under Production
Location	Acres Owned	Acres Leased	Products
Costa Rica	45,865	5,503	Bananas, Pineapples, Melons
Philippines	—	15,611	Bananas, Pineapples
Guatemala	8,475	5,589	Bananas, Melons
Kenya	—	8,009	Pineapples
Chile	3,036	1,729	Non-Tropical Fruit
Panama	—	2,399	Bananas
Brazil	1,820	—	Bananas, Other Crops
United States	550	—	Melons and Other Crops

Our significant properties include the following, which all relate to our fresh and value-added products or banana segments unless otherwise noted:

North America

We operate a total of 27 distribution centers in the United States and Canada, of which 15 are also fresh-cut facilities. We own 11 of our distribution centers, including our distribution center in Houston, Texas, a 200,000 square foot distribution center in Dallas, Texas, distribution centers in Plant City, Florida and Goodyear, Arizona, a repack facility in Winder, Georgia, and in Kankakee, Illinois, and Portland, Oregon. We also operate a state-of-the-art distribution center with a fresh-cut facility in Ontario, Canada on owned land. In 2020, we commenced operations at a new production facility on owned land in Gonzales, California and we also own one production facility in the Salinas valley of California as well as a manufacturing facility and a cooling facility, both in Yuma, Arizona. The remaining 16 distribution centers are leased from third parties. All of our distribution centers have ripening capabilities and/or other value-added services. We own an avocado packing facility in Uruapan, Mexico. We also lease four port facilities that include cold storage capabilities.

Europe

We own and operate a distribution center in the Frankfurt area of Germany. We also own and operate a fresh-cut fruit facility in Wisbech, England. In Larissa, Greece, we own and operate a production facility for prepared fruit, tomato products and snacks.

Asia

Our products are distributed from four leased distribution centers located at strategic ports in Japan with cold storage. In Japan, we also operate three fresh-cut fruit facilities. One is owned and the other two are leased. In Hong Kong, we lease a distribution center. In addition, we lease two distribution centers in South Korea and own one facility that includes a fresh-cut fruit and vegetable operation. Our distribution centers include state-of-the art ripening technology and other value-added services.

Central America

In Costa Rica, we own a juice processing plant, an IQF (individually quick frozen) fruit processing plant, and greenhouses where we produce tomatoes and other vegetables for sale in the local market. In Guatemala, we own and operate greenhouses where we produce tomatoes for export. In Panama, we have a banana operation on leased land; approximately 2,400 acres of this leased land were under production at the end of 2021.

South America

In Brazil, we own approximately 28,000 acres of land of which 1,800 acres are under production. In Uruguay, we own approximately 7,800 acres of which 4,200 acres are leased to a third party.

Africa

In Thika, Kenya, we own and operate a warehouse, a pineapple cannery, a fresh pineapple packing facility, and a juice production facility.

Middle East

In Jordan, we own an integrated poultry business including poultry farms, hatcheries, a feed mill, a poultry slaughterhouse and a meat processing plant which relate to our other products and services segment. In Jordan, we also own a 25 acre hydroponic greenhouse on leased land. In the UAE, we lease a combined distribution/manufacturing center in Dubai. This state-of-the-art facility includes fresh-cut fruit and vegetable operations, an ultra fresh juice manufacturing operation and prepared food manufacturing. In Saudi Arabia, we own 60% of a joint venture that operates two owned distribution centers strategically located in Jeddah and Riyadh, with banana ripening, cold storage facilities and fresh-cut products and prepared food manufacturing capabilities. In Kuwait, we have an F&B store and we lease a facility for manufacturing and/or distribution of fresh-cut and fresh produce, and ultra-fresh juices.

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

Tax related matters

In connection with a current examination of the tax returns in two foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing aggregating approximately $144.8 million (including interest and penalties) for tax years 2012 through 2016. We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities as we believe that the proposed adjustments are without technical merit.

In one of the foreign jurisdictions, we filed an appeal to the administrative decision in judicial court on April 30, 2020. On September 10, 2020, we were notified that we lost our final appeal at the administrative level for the audit years 2012-2015, and likewise on October 7, 2021 for the audit year 2016. For the audit years 2012-2015 and 2016, we have filed a request for an injunction in judicial court which would defer payment, if any, until the end of the judicial process. For the audit year 2016, our preliminary injunction was granted. For the audit year 2016, we filed a case in judicial court on January 3, 2022 to appeal the administrative decision. On January 14, 2022, we requested the consolidation of both injunction requests for audit years 2012-2015 and 2016.

In the other foreign jurisdiction, the administrative process has been completed and we filed a case in judicial court on March 4, 2020 to appeal the administrative decision.

We will continue to vigorously contest the adjustments and to exhaust all administrative and judicial remedies necessary in both jurisdictions to resolve the matters, which could be a lengthy process.

Item 4.Mine Safety Disclosures

Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for our Ordinary Shares

Our Ordinary Shares are traded solely on the New York Stock Exchange, under the symbol FDP, and commenced trading on October 24, 1997, the date of our initial public offering.

As of February 11, 2022, we had 321 shareholders of record, which excludes shareholders whose shares were held by brokerage firms, depositories and other institutional firms.

Dividends

Holders of our Ordinary Shares are entitled to receive dividends when and if they are declared by our Board of Directors. Our Board of Directors declared and paid a cash dividend of $0.10 per share during the first and second quarters of 2021 and a cash dividend of $0.15 per share during the third and fourth quarters of 2021. In addition, on February 22, 2022, our Board of Directors declared a cash dividend of $0.15 per share, payable on April 1, 2022 to shareholders of record on March 9, 2022. The declaration, amount and payment of future dividends, if any, will be at the discretion of our Board of Directors and will depend upon many factors, including our results of operations, financial condition, capital requirements, restrictions in our debt agreements and other factors that our Board of Directors deem relevant.

Performance Graph

The following graph compares the cumulative five-year total return of holders of FDP ordinary shares with the cumulative total returns of the S&P Smallcap 600 and S&P 600 Food Products indexes. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 30, 2016 to December 31, 2021.

	12/30/2016	12/29/2017	12/28/2018	12/27/2019	1/1/2021	12/31/2021
Fresh Del Monte Produce Inc.	100.00	79.55	47.73	59.75	41.47	48.33
S&P Smallcap 600	100.00	113.23	103.63	127.24	141.60	179.58
S&P 600 Food Products	100.00	90.75	83.98	95.27	89.38	98.80

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

•Fresh and value-added products - includes pineapples, fresh-cut fruit, fresh-cut vegetables (which includes fresh-cut salads), melons, vegetables, non-tropical fruit (including grapes, apples, citrus, blueberries, strawberries, pears, peaches, plums, nectarines, cherries and kiwis), other fruit and vegetables, avocados, and prepared foods (including prepared fruit and vegetables, juices, other beverages, and meals and snacks).

•Banana

•Other products and services - includes our ancillary businesses consisting of sales of poultry and meat products, a plastic product business, and third-party freight services.

Fiscal Year

Our fiscal year end is the last Friday of the calendar year or the first Friday subsequent to the end of the calendar year, whichever is closest to the end of the calendar year. Fiscal year 2021 had 52 weeks and ended on December 31, 2021. Fiscal year 2020 had 53 weeks and ended on January 1, 2021. Fiscal year 2019 had 52 weeks and ended on December 27, 2019.

COVID-19 Pandemic Impact

In March 2020, the World Health Organization declared the outbreak of coronavirus (“COVID-19”) a global pandemic. In response to the COVID-19 pandemic, we have taken various preventative and protective measures to support our team members, customers, suppliers, and local communities. These measures included additional operating procedures and safety protocols at our production facilities, continuous monitoring of our supply chain contingency plans to mitigate service disruptions, and staying abreast of guidance from health officials and governmental authorities to determine any additional restrictions to put in place at each of our locations. These measures have allowed us to maintain our commitment to providing healthy, convenient and safe Del Monte® branded products around the world during this critical time.

The COVID-19 pandemic began having a material adverse impact on our results of operations during the first quarter of 2020 which continued, to a lesser extent, through fiscal 2021. Government imposed mandatory closures and restrictions across various of our key global markets have resulted in volatile supply and demand conditions for certain of our products as well as reduced demand in our foodservice distribution channel, factors which continue to persist through the date of this report. During fiscal 2020, we were also negatively impacted by service cancellations and containers that could not clear at certain ports in Asia as well as increased expenses, particularly in our farming operations in Central America where we incurred incremental costs to implement social distancing protocols and more frequent cleaning cycles. While service at the ports improved during fiscal 2021, to the extent that various regions of the world implement significant shut-downs we could experience similar delays in a future period.

Furthermore, during fiscal 2021, the recovery from the COVID-19 pandemic and the current economic climate resulted in inflationary and cost pressures that have significantly increased, and continue to adversely impact, our production and distribution costs, including costs of packaging materials, fertilizer, labor, fuel, and inland freight. We are also experiencing pressure in our supply chain due to strained transportation capacity and lack of sufficient labor availability. These factors led to increased costs in our banana and fresh and value-added products business segments, most notably in the second half of 2021. In response to these inflationary and cost pressures, we instituted price increases on bananas, pineapples and fresh-cut fruit which went into effect in the latter part of the fourth quarter. While we expect that these inflation-justified price increases will continue to mitigate our increased costs, we believe these unfavorable market conditions will continue to negatively impact our gross profit in future periods.

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

Refer to the “Results of Operations" section below, as well as Part I. Item 1A, “Risk Factors” for further discussion.

Optimization Program

During fiscal 2020, we performed a comprehensive review of our asset portfolio aimed at identifying non-strategic and underutilized assets to dispose of while reducing costs and driving further efficiencies in our operations (hereon referred to as the “Optimization Program”). As a result of the review, we identified assets across all of our regions which we made a strategic decision to sell for total anticipated cash proceeds of approximately $100.0 million. These assets primarily consist of underutilized facilities and land, and those still pending to be sold are currently reflected in assets held for sale on our Consolidated Balance Sheet. As of the year ended December 31, 2021, we have received cash proceeds of $57.0 million in connection with asset sales under the Optimization Program (approximately $40.0 million of which was received in our 2020 fiscal year). Due to challenging market conditions which have resulted in delays of some of the asset sales, in part driven by COVID-19 travel restrictions, we anticipate that the completion of the program will extend beyond the originally anticipated timeframe of the first quarter of 2022.

Included as part of this Optimization Program was the consolidation of our Mann Packing operations from four facilities into one facility in Gonzales, California. The consolidation of Mann Packing allowed us the advantage of processing fresh-cut fruit and fresh-cut vegetables in one facility in the Salinas Valley and will enable us to continue to optimize labor and distribution costs. While we have realized cost savings in connection with the consolidation of our Mann Packing operations during the year ended December 31, 2021, our financial results for this business continue to be negatively impacted by reduced demand in our foodservice distribution channel and increased production and distribution costs which have adversely affected gross profit in our fresh and value-added products business segment.

Net Sales

Our net sales are affected by numerous factors, including mainly the balance between the supply of and demand for our products and competition from other fresh produce companies. Our net sales are also dependent on our ability to supply a consistent volume and quality of fresh produce to the markets we serve. As a result of seasonal sales price fluctuations, we have historically realized a greater portion of our net sales and gross profit during the first two calendar quarters of the year. For example, seasonal variations in demand for bananas as a result of increased supply and competition from other fruit are reflected in the seasonal fluctuations of banana prices, with the first six months of each year generally exhibiting stronger demand and higher prices, except in those years where an excess supply exists.  In our fresh and value-added products segment, there are seasonal variations in sales of our non-tropical fruit products which reach peak sales season from October to May.

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

Since our financial reporting currency is the U.S. dollar, our net sales are significantly affected by fluctuations in the value of the currency in which we conduct our sales versus the dollar, with a weaker dollar versus such currencies resulting in increased net sales in dollar terms. Including the effect of our foreign currency hedges, net sales in 2021 were positively impacted by $43.3 million primarily due to fluctuations in exchange rates versus the euro, British pound, and Korean won.

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

Variations in containerboard prices, which affect the cost of boxes and other packaging materials, and fuel prices can have a significant impact on our product costs and our gross profit. Containerboard, plastic, resin and fuel prices have historically been volatile. Our expenses relating to employee labor are also significant to our product costs and our gross profit, and our ability to control these costs is generally subject to numerous external factors. Also, variations in the production yields, fertilizers and other input costs and the cost to procure products from independent growers can have a significant impact on our costs.

Since our financial reporting currency is the U.S. dollar, our costs are affected by fluctuations in the value of the currency in which we have significant operations versus the dollar, with lower cost resulting from a stronger U.S. dollar. During 2021, cost of products sold was negatively impacted by approximately $11.1 million, primarily driven by fluctuations in exchange rates versus the Mexican peso, British pound and euro, partially offset by the positive impact of a stronger dollar compared to the Costa Rican colon.

Income Taxes

The provision for income taxes in 2021 was $2.0 million. Income taxes consist of the consolidation of the tax provisions, computed on a separate entity basis, in each country in which we have operations. Since we are a non-U.S. company with substantial operations outside the United States, a substantial portion of our results of operations is not subject to U.S. taxation. Several of the countries in which we operate have lower tax rates than the United States. We are subject to U.S. taxation on our operations in the United States. From time to time, tax authorities in various jurisdictions in which we operate audit our tax returns and review our tax positions. There are audits presently pending in various countries. There can be no assurance that any tax audits, or changes in existing tax laws or interpretations in countries in which we operate will not result in an increased effective tax rate for us.

In connection with a current examination of the tax returns in two foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing aggregating approximately $144.8 million (including interest and penalties) for tax years 2012 through 2016. We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities as we believe that the proposed adjustments are without technical merit.

In one of the foreign jurisdictions, we filed an appeal to the administrative decision in judicial court on April 30, 2020. On September 10, 2020, we were notified that we lost our final appeal at the administrative level for the audit years 2012-2015, and likewise on October 7, 2021 for the audit year 2016. For the audit years 2012-2015 and 2016, we have filed a request for an injunction in judicial court which would defer payment, if any, until the end of the judicial process. For the audit year 2016, our preliminary injunction was granted. For the audit year 2016, we filed a case in judicial court on January 3, 2022 to appeal the administrative decision. On January 14, 2022, we requested the consolidation of both injunction requests for audit years 2012-2015 and 2016.

In the other foreign jurisdiction, the administrative process has been completed and we filed a case in judicial court on March 4, 2020 to appeal the administrative decision.

We will continue to vigorously contest the adjustments and to exhaust all administrative and judicial remedies necessary in both jurisdictions to resolve the matters, which could be a lengthy process.

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

RESULTS OF OPERATIONS

Consolidated Financial Results

The following summarizes the more significant factors impacting our operating results for the fiscal year ended December 31, 2021 as compared with the fiscal year ended January 1, 2021. For a discussion of our 2020 Results of Operations, including a discussion of our financial results for the fiscal year ended January 1, 2021 compared to the fiscal year ended December 27, 2019, refer to Part II, Item 7 of our annual report on Form 10-K filed with the SEC on February 24, 2021.

	Year ended
	December 31, 2021	January 1, 2021	December 27, 2019
Net sales	$4,252.0	$4,202.3	$4,489.0
Gross profit	303.8	250.9	306.4
Selling, general and administrative expenses	192.9	196.2	201.5
Operating income	111.0	76.5	114.1

Net Sales - Net sales for 2021 increased $49.7 million, or 1%, when compared with 2020. The increase in net sales for 2021 was attributable to higher net sales in our other products and services segment, which includes third-party freight services and our poultry and meats category, and our fresh and value-added products segment. The increase was partially offset by a decrease in net sales in our banana segment. Additionally, our fiscal year cycles impacted comparability between the periods, as the 2021 fiscal year consisted of 52 weeks compared to 53 weeks in 2020. The additional week in the prior-year period contributed an estimated $72.0 million in net sales. Therefore, on a comparable basis which adjusts for the additional week in the prior-year period, net sales for 2021 increased by approximately $122.0 million, or 3%.

Net sales for 2021 were also positively impacted by fluctuations in exchange rates versus the euro, British pound, and Korean won.

Gross Profit - Gross profit for 2021 increased $52.9 million, or 21%, when compared with 2020. In the first half of 2021, despite inflationary and other cost pressures, gross profit benefited from strong performance across all of our segments. The increase was primarily driven by improved demand on key product categories related to relaxed restrictions on social gatherings in some of our key markets while the banana segment realized higher per unit selling prices compared to the first half of 2020.

The higher banana pricing helped offset incremental production and procurement costs following the damages caused by two hurricanes in Central America in the fourth quarter of 2020. In the second half of 2021, inflationary and cost pressures intensified, coupled with the impact of strained transportation capacity and lack of sufficient labor availability which led to higher per unit production and distribution costs, specifically related to packaging materials, fertilizers, inland freight, labor and fuel when compared with the prior-year period. Gross profit in 2020 included $33.6 million of other product-related charges as compared with $3.5 million of other product-related charges in 2021. Other product-related charges in 2020 included $23.8 million in write-offs due to supply and demand disruptions caused by the COVID-19 pandemic and $12 million in inventory write-offs resulting from hurricane damage to our melon and banana operations in Guatemala which were partially offset by $3.3 million in insurance recoveries associated with the storms. As a result of these factors, gross margin increased 110 basis points to 7.1% in 2021 from 6.0% in 2020. As above-mentioned, our 2021 fiscal year consisted of 52 weeks compared to 53 weeks in 2020, and we estimate that the additional week in the prior-year period contributed an estimated $2.6 million in gross profit.

Gross profit in 2021 was also positively impacted by fluctuations in exchange rates versus the euro, Costa Rican colon, British pound, and Korean Won, partially offset by a stronger Mexican peso.

Selling, General and Administrative Expenses - Selling, general and administrative expenses decreased $3.3 million, or 2%, when compared to the prior-year period. The decrease was primarily due to lower selling, general and administrative expenses in the Middle East and North America, mainly as a result of a lower provision for credit losses and lower promotional expenses.

Gain on Disposal of Property, Plant and Equipment, Net - The gain on disposal of property, plant and equipment, net of $4.6 million during 2021 primarily related to the sales of a refrigerated vessel, vacant land in the Middle East, and a packing facility in South America. The gain on disposal of property, plant and equipment, net of $22.2 million during 2020 primarily related to the sales of surplus lands in Chile, a facility in the Middle East, and two facilities in North America. The gains in both periods were partially offset by losses on asset disposals, mainly in Central America.

Asset Impairment and Other Charges, Net - Asset impairment and other charges, net, were $4.5 million in 2021 as compared with $0.4 million in 2020. Asset impairments and other charges, net, for 2021 primarily related to fixed asset impairments and other expenses incurred in connection with our exit from two low-yield banana farms in the Philippines, partially offset by a $(0.8) million insurance recovery associated with damages to certain of our banana segment fixed assets in Guatemala caused by hurricanes Eta and Iota in the fourth quarter of 2020. Asset impairments and other charges, net, for 2020 primarily related to (1) an insurance recovery related to the 2019 voluntary product recall, (2) asset impairments, mainly related to certain of our North America, Middle East, and European production facilities and low-yielding banana plants in the Philippines, (3) asset impairments in Guatemala associated with damages caused by the hurricanes discussed above, (4) a legal settlement charge, and (5) severance expense related to the reorganization of our North America sales and marketing function.

Operating Income - Operating income increased $34.5 million in 2021 when compared with 2020, mainly due to higher gross profit, partially offset by lower net gains on disposal of property, plant and equipment.

Interest Expense - Interest expense decreased by $1.1 million in 2021 when compared with 2020, primarily due to lower interest rates and lower average debt balances.

Other Expense (Income), Net - Other expense (income), net, was expense of $9.4 million for 2021 compared with expense of $4.5 million in 2020. The increase in expense of $4.9 million was mainly due to higher foreign exchange losses during 2021 when compared to the prior-year period.

Provision for Income Taxes - Provision for income taxes was $2.0 million in 2021 compared with $5.0 million in 2020. The decrease in the provision for income taxes of $3 million is primarily due to reduced earnings in certain higher tax jurisdictions offset by the effect of a change in judgment about our ability to realize deferred tax assets in future years, due to our current and foreseeable operations. The tax provision for 2020 includes a $4.7 million benefit relating to the NOL carryback provision of the Coronavirus Aid, Relief and Economic Security (CARES) Act, which was enacted in March 2020, combined with the benefit resulting from the restructuring of our European operations.

Financial Results by Segment
The following table presents net sales and gross profit by segment, and in each case, the percentage of the total represented thereby (U.S. dollars in millions):

	Year ended
	December 31, 2021		January 1, 2021		December 27, 2019
	(U.S. dollars in millions)
Net sales by segment:
Fresh and value-added products	$2,504.8	59%	$2,484.1	59%	$2,704.4	60%
Banana	1,581.1	37%	1,602.6	38%	1,656.0	37%
Other products and services	166.1	4%	115.6	3%	128.6	3%
Total	$4,252.0	100%	$4,202.3	100%	$4,489.0	100%

Gross profit by segment:
Fresh and value-added products	$180.2	59%	$159.1	64%	$194.4	63%
Banana	110.9	37%	85.6	34%	106.6	35%
Other products and services	12.7	4%	6.2	2%	5.4	2%
Total	$303.8	100%	$250.9	100%	$306.4	100%

Fresh and value-added products

Net sales in the fresh and value-added products segment increased by $20.7 million or 1%, when compared with 2020, primarily as a result of increased net sales of pineapples and fresh-cut fruit. The increase was partially offset by lower net sales of non-tropical fruit, vegetables, and fresh-cut vegetables. Furthermore, the additional week in the prior-year period contributed an estimated $42.0 million in net sales. On a comparable basis which adjusts for the additional week in the prior-year period, net sales for 2021 increased by approximately $63.0 million, or 3% compared to 2020.
◦Pineapple net sales increased across all regions, particularly in North America and Europe, driven by higher sales volume and higher per unit sales prices.
◦Fresh-cut fruit net sales increased across most regions, particularly Europe and North America, driven by higher sales volume and higher per unit sales prices.
◦Non-tropical fruit net sales decreased primarily in the Middle East. Overall, this year’s production volume was negatively impacted by the damage caused by severe rainstorms in Chile in the first quarter of 2021.
◦Vegetable and fresh-cut vegetable net sales decreased primarily in North America, including in our Mann Packing operations, driven by lower sales volume related to lower demand from the foodservice channel and lack of sufficient labor availability.
Gross profit in the fresh and value-added products segment increased $21.1 million or 13% compared to the prior-year period. Fiscal year 2020 included $25.4 million of other product-related charges comprised of inventory write-offs related to supply and demand disruptions caused by the COVID-19 pandemic and write-offs resulting from damages to our melon crops caused by hurricanes in Guatemala. In comparison, fiscal year 2021 included $4.7 million of other product-related charges, primarily associated with inventory write-offs caused by severe rainstorms in Chile. Additionally, higher per unit selling prices also benefited gross profit compared to the prior-year period. The increase was partially offset by inflationary and cost pressures, which resulted in higher per unit production and distribution costs. Gross margin increased 80 basis points to 7.2% in 2021 from 6.4% in 2020. As it relates to comparability, our 2021 fiscal year consisted of 52 weeks compared to 53 weeks in 2020 and we estimate that the additional week in the prior-year period contributed an additional $1.8 million in gross profit.

From a product view, the increase in gross profit was primarily due to higher gross profit on pineapples, melons, and fresh-cut fruits. The increase was partially offset by lower gross profit on fresh-cut vegetables and avocados.
◦Pineapple gross profit increased across all regions driven by higher net sales partially offset by higher production and distribution costs.
◦Melon gross profit increased primarily in North America due to higher per unit sales prices of cantaloupes partially offset by higher production and distribution costs. Overall, our production volume in fiscal 2021 was negatively impacted by the damages caused by the hurricanes in Guatemala in the fourth quarter of 2020.
◦Fresh-cut fruit gross profit increased across all regions driven by higher net sales, partially offset by higher per unit distribution costs.
◦Fresh-cut vegetable gross profit decreased in North America, primarily in our Mann Packing operations, mainly driven by lower net sales coupled with higher per unit production and distribution costs.
◦Avocado gross profit decreased primarily in North America driven by lower sales volume coupled with higher per unit production and distribution costs.

Banana

Net sales of bananas decreased $21.5 million or 1%, primarily due to lower sales volume in North America. The decrease was partially offset by higher per unit sales prices in North America and Europe. The higher per unit sales prices helped offset incremental production and procurement costs following the hurricanes in Central America in the fourth quarter of 2020. As it relates to comparability, we estimate that the additional week in the prior-year fiscal period contributed an estimated $28.0 million in net sales. On a comparable basis which adjusts for the additional week in the prior-year period, net sales for 2021 increased by approximately $7.0 million, which is relatively in line with 2020.

Gross profit in the banana segment increased by $25.3 million or 30%, primarily due to our performance in North America and Europe. In both regions the increase was driven by higher per unit sales prices, partially offset by higher per unit production and distribution costs impacted by inflationary and cost pressures. Additionally, gross profit in 2020 included $8.0 million of inventory write-offs, net of insurance recoveries, driven by the Guatemala hurricanes described above as well as inventory write-offs related to supply and demand disruptions caused by the COVID-19 pandemic. As a result of these factors, gross margin increased 170 basis points to 7.0% in 2021 from 5.3% in 2020. We estimate that the additional week in the prior-year fiscal period contributed an estimated $0.8 million in gross profit.

Other products and services

Net sales of other products and services increased $50.5 million, or 44%, due to higher net sales of third-party freight services and poultry and meats in the Middle East.

Gross profit increased $6.5 million as a result of higher net sales. Gross margin increased to 7.6% from 5.4%.

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

A summary of our cash flows is as follows (U.S. dollars in millions):

	Year ended
	December 31, 2021	January 1, 2021	December 27, 2019
Summary cash flow information:
Net cash provided by operating activities	$128.5	$180.6	$169.1
Net cash used in investing activities	(82.5)	(108.8)	(52.2)
Net cash used in financing activities	(53.2)	(85.8)	(108.9)
Effect of exchange rate changes on cash	6.8	(2.8)	4.0
Net (decrease) increase in cash and cash equivalents	(0.4)	(16.8)	12.0
Cash and cash equivalents, beginning	16.5	33.3	21.3
Cash and cash equivalents, ending	$16.1	$16.5	$33.3

Operating activities

Net cash provided by operating activities was $128.5 million for 2021 compared with $180.6 million for 2020, a decrease of $52.1 million. The decrease in net cash provided by operating activities in 2021 compared to 2020 was principally attributable to higher levels of inventory, as we proactively increased inventory of key raw materials to secure costs and availability. Inventory was also impacted by the increase in cost of goods largely related to current cost pressures. Partially offsetting the decrease were higher net income and higher balances of accounts payable and accrued expenses, primarily due to the increase in inventory purchases combined with the timing of period end payments to suppliers.

Working capital was $467.2 million at December 31, 2021 compared with $457.5 million at January 1, 2021, an increase of $9.7 million. The increase in working capital was mainly due to higher levels of current assets, primarily higher levels of inventory as discussed above. Partially offsetting this decrease were lower levels of prepaid expenses and other current assets and higher levels of accounts payable and accrued expenses.

Investing activities

Net cash used in investing activities was $82.5 million for 2021 and $108.8 million for 2020. Net cash used in investing activities for 2021 primarily consisted of $98.5 million in capital expenditures, partially offset by $17.5 million in proceeds from the sales of property, plant and equipment and $4.6 million in proceeds from the settlement of derivative instruments no longer designated in hedging relationships. Net cash used in investing activities for 2021 also reflects $7.0 million in investments in unconsolidated companies. During fiscal 2022, we expect to make further equity investments in companies in the food and nutrition sector that align with our long-term strategy and vision.

Net cash used in investing activities for 2020 primarily consisted of $150.0 million in capital expenditures, partially offset by $39.5 million in proceeds from the sales of property, plant and equipment.

Capital expenditures related to the fresh and value-added products segment accounted for $29.5 million, or 30%, of our 2021 capital expenditures and $46.5 million, or 31%, of our 2020 capital expenditures. During 2021 and 2020, capital expenditures primarily related to (1) expansion and improvements to production facilities in Japan, North America, and Europe; (2) improvements to our pineapple operations in Central America; and (3) information technology initiatives in North America. During 2020, capital expenditures also related to the finalization of our new manufacturing facility in Gonzales, California and improvements to our non-tropical operations in Chile.

Capital expenditures related to the banana segment accounted for $20.0 million, or 20%, of total 2021 capital expenditures and $12.0 million, or 8% of total 2020 capital expenditures. During both years, these capital expenditures consisted primarily of (1) expansion and improvements to our production operations in Central America, including expansion of our Panama operations and (2) improvements to our distribution centers and for information technology initiatives.

Capital expenditures related to the other products and services segment accounted for $3.8 million, or 4%, of our 2021 capital expenditures and $0.7 million, or less than 1%, of our 2020 capital expenditures. During 2021 and 2020, these capital expenditures primarily related to improvements to our Jordanian poultry operations.

During fiscal 2020, regulations designed by the International Maritime Organization (IMO) to improve air quality, preserve the environment and protect human health went into effect. The regulations imposed a global 0.5% sulfur cap for marine fuel which is now only permitted to be used by ships equipped with sulfur cleaning devices. In anticipation of this legislation, and in an effort to maximize the capacity and efficiency of our logistics network, we entered into definitive agreements for the building of six new refrigerated container ships during 2017 and 2018. These refrigerated container ships, four of which were received during fiscal 2020 and two of which were received during fiscal 2021, enable us the advantage of using lower cost fuel while remaining in compliance with the IMO’s regulations. We made payments of $45.3 million in 2021 and $89.0 million in 2020 in connection with these ships. These capital expenditures primarily benefit our banana and fresh and value-added products segments.

Our planned capital expenditures for 2022 primarily consist of (1) improvements to our operations and production facilities in North America, including investments in automation and technology initiatives, (2) improvements to our European fresh-cut facility and distribution centers, (3) expansion and improvements to our pineapple, banana, and melon operations in Central America, and (4) expenditures to ensure compliance with quality and food safety standards. These planned capital expenditures will benefit both our banana and fresh and value-added products segments. We expect to fund these capital expenditures through operating cash flows and bank borrowings.

Financing Activities

Net cash used in financing activities was $53.2 million for 2021 and $85.8 million for 2020. Net cash used in financing activities for 2021 consisted primarily of net payments on long-term debt of $22.6 million and dividends paid of $23.7 million. Net cash used in financing activities for 2020 consisted primarily of net payments on long-term debt of $45.0 million, repurchase and retirement of ordinary shares of $20.8 million and $14.3 million in dividends paid.

Debt Instruments and Debt Service Requirements

On October 1, 2019, we and certain of our subsidiaries entered into a Second Amended and Restated Credit Agreement (the “Second A&R Credit Agreement”) with the financial institutions and other lenders named therein, including Bank of America, N.A. as administrative agent and BofA Securities, Inc. as sole lead arranger and sole bookrunner. The Second A&R Credit Agreement provides for a five-year, $1.1 billion syndicated senior unsecured revolving credit facility (the “Revolving Credit Facility”) maturing on October 1, 2024. Certain of our direct and indirect subsidiaries have guaranteed the obligations under the Second A&R Credit Agreement. We intend to use funds borrowed under the Second A&R Credit Agreement from time to time for general corporate purposes, working capital, capital expenditures and other permitted investment opportunities.
Pursuant to the terms of the Second A&R Credit Agreement, amounts borrowed under the Revolving Credit Facility accrue interest, at our election, at either (i) the Eurocurrency Rate (as defined in the Second A&R Credit Agreement) plus a margin that ranges from 1.0% to 1.5% or (ii) the Base Rate (as defined in the Second A&R Credit Agreement) plus a margin that ranges from 0% to 0.5%, in each case based on our Consolidated Leverage Ratio (as defined in the Second A&R Credit Agreement). The Second A&R Credit Agreement interest rate grid provides for five pricing levels for interest rate margins. At December 31, 2021, we had borrowings of $519.1 million outstanding under the Revolving Credit Facility bearing interest at a per annum rate of 1.44%. In addition, we pay an unused commitment fee.
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
The Second A&R Credit Agreement requires us to comply with certain financial and other covenants. Specifically, it requires us to maintain a 1) Consolidated Leverage Ratio of not more than 3.50 to 1.00 at any time during any period of four consecutive fiscal quarters, subject to certain exceptions and 2) a minimum Consolidated Interest Coverage Ratio of not less than 2.25 to 1.00 as of the end of any fiscal quarter. Additionally, it requires us to comply with certain other covenants, including limitations on capital expenditures, stock repurchases, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales, and mergers. Under the Second A&R Credit Agreement, we are permitted to declare or pay cash dividends in any fiscal year up to an amount that does not exceed the greater of (i) an amount equal to the greater of (A) 50% of the Consolidated Net Income (as defined in the Second A&R Credit Agreement) for the immediately preceding fiscal year or (B) $25 million or (ii) the greatest amount which would not cause the Consolidated Leverage Ratio (determined on a pro forma basis) to exceed 3.25 to 1.00. It also provides an annual allowance for stock repurchases to be an amount not exceeding the greater of (i) $150 million in the aggregate or (ii) the amount that, after giving pro forma effect thereto and any related borrowings, will not cause the Consolidated Leverage Ratio to exceed 3.25 to 1.00. As of December 31, 2021, we were in compliance with all of the financial and other covenants contained in the Second A&R Credit Agreement.

We have a renewable 364-day, $25 million letter of credit facility with Rabobank Nederland.

As of December 31, 2021, we had $606.5 million of borrowing availability under committed working capital facilities, primarily under the Revolving Credit Facility.

As of December 31, 2021, we applied $28.4 million to letters of credit and bank guarantees issued from Rabobank Nederland, Bank of America, and other banks.
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

Derivatives

We are exposed to fluctuations in currency exchange rates against the U.S. dollar on our results of operations and financial condition and we mitigate that exposure by entering into foreign currency forward contracts. Certain of our subsidiaries periodically enter into foreign currency forward contracts in order to hedge portions of forecasted sales or cost of sales denominated in foreign currencies with forward contracts and options, which generally expire within one year. The fair value of our derivatives related to our foreign currency cash flow hedges was a net liability position of $13.7 million as of December 31, 2021 compared to $6.9 million as of January 1, 2021 due to the relative strengthening or weakening of exchange rates when compared to contracted rates.

We are exposed to fluctuations in variable interest rates on our results of operations and financial condition, and we mitigate that exposure by entering into interest rate swaps from time to time. During 2018, we entered into interest rate swaps in order to hedge the risk of the fluctuation on future interest payments related to a portion of our variable rate LIBOR-based borrowings through 2028. The fair value of the derivatives related to our interest rate swap cash flow hedges was in a net liability position of $29.4 million as of December 31, 2021 compared to $50.6 million as of January 1, 2021. The decrease in our liability position is due to the relative increase in variable interest rates when compared to the rates as of January 1, 2021.

We enter into derivative instruments with counterparties that are highly rated and do not expect a deterioration of our counterparty’s credit ratings; however, the deterioration of our counterparty’s credit ratings would affect the Consolidated Financial Statements in the recognition of the fair value of the hedges that would be transferred to earnings as the contracts settle. We expect that $15.7 million of the net fair value of designated hedges recognized as a net loss in accumulated other comprehensive loss will be transferred to earnings during the next 12 months, and the remaining net loss of $26.1 million over a period of approximately 7 years, along with the earnings effect of the related forecasted transactions.

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

Commitments and Contractual Obligations

The following details information with respect to our contractual obligations as of December 31, 2021.

	(U.S. dollars in millions)
Contractual obligations by period	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Fruit purchase agreements	$1,152.9	$292.9	$538.0	$322.0	$—
Purchase obligations	354.8	253.1	47.1	35.2	19.4
Operating leases and charter agreements	246.9	48.0	81.8	63.9	53.2
Finance lease obligations	10.9	1.6	3.2	3.1	3.0
Long-term debt	519.1	—	519.1	—	—
Interest on long-term debt(1)	64.8	18.2	46.6	—	—
Retirement benefits	102.6	11.7	21.4	20.3	49.2
Uncertain tax positions	7.2	—	5.7	0.1	1.4
Totals	$2,459.2	$625.5	$1,262.9	$444.6	$126.2
 (1) We utilize a variable interest rate on our long-term debt, and for presentation purposes we have used an assumed average rate of 3.7%.

We have agreements to purchase the entire or partial production of certain products of our independent growers primarily in Guatemala, Costa Rica, Philippines, Ecuador, United Kingdom, and Colombia that meet our quality standards. Total purchases under these agreements amounted to $683.2 million for 2021, $744.9 million for 2020, and $691.8 million for 2019.

In 2017, we executed a contract with the Republic of Panama which committed us to invest a minimum of $100.0 million over a period of seven years upon the delivery of a minimum of approximately 9,000 net acres of land for leasing within specified timeframes. The investment commitment contemplated development of the leased land for banana production, refurbishment of packing plants, buildings and other banana facilities and preparation of banana infrastructure including land, roads and water systems. At the end of 2021, approximately 50% of the total committed lands had been received, and we have invested approximately $48.2 million in this project, inclusive of a $13.3 million lease prepayment. The Panamanian government has not delivered the remaining portion of the land to us within the specified timeframes. Based on current conditions, we do not anticipate that the Panamanian government will be able to meet their commitment in the future and therefore we do not anticipate any further capital expenditures related to the undelivered land.

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

We expense incremental costs of obtaining a contract, if the contract period is for one year or less. These costs are included in selling, general and administrative expenses. Otherwise, incremental contract costs are recognized as an asset on our Consolidated Balance Sheets and amortized over time as promised goods and services are transferred to a customer. We account for shipping and handling costs as costs to fulfill a contract and not as performance obligations to our customers. We also exclude taxes collected from our customers, assessed by government authorities that are both imposed on and concurrent with a specific revenue-producing transaction, from our determination of the transaction price. We do not adjust the promised amount of consideration for the effects of a significant financing component if the period between the transfer of the promised good or service to a customer and the customer payment is one year or less.

Refer to Note 20, “Business Segment Data” for additional description of our reportable business segments and disaggregated revenue disclosures.
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

The following table highlights the sensitivities of the indefinite-lived intangibles at risk as of December 31, 2021 (U.S. dollars in millions):

	Banana Reporting Unit Goodwill	Prepared Food Reporting Unit Goodwill	Prepared Food Reporting Unit Del Monte® Trade Names and Trademarks
Carrying value of indefinite-lived intangible assets	$64.3	$48.8	$30.8

Approximate percentage by which the fair value exceeds the carrying value based on the annual impairment test	4.8%	12.5%	11.8%

Amount that a one percentage point increase in the discount rate and a 5% decrease in cash flows would cause the carrying value to exceed the fair value and trigger an impairment	$64.3	$25.2	$0.6

As of December 31, 2021, we are not aware of any items or events that would cause an adjustment to the carrying value of our goodwill and indefinite-lived intangible assets.

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

We manage our currency exchange rate risk by hedging a portion of our overall exposure to currency fluctuation through foreign exchange forward contracts. We manage our exposure to interest rate fluctuations on a portion of our debt through interest rate swaps which convert the floating rate to a fixed rate, plus a borrowing spread. We also have procedures to monitor the impact of market risk on the fair value of long-term debt, short-term debt instruments and other financial instruments, considering reasonably possible changes in currency exchange rates and interest rates.

Exchange Rate Risk

Because we conduct our operations in many areas of the world involving transactions denominated in a variety of currencies, our results of operations as expressed in U.S. dollars may be significantly affected by fluctuations in rates of exchange between currencies. These fluctuations could be significant. Approximately 34% of our net sales and a significant portion of our costs and expenses in each of 2021 and 2020 were denominated in currencies other than the dollar. We generally are unable to adjust our non-dollar local currency sales prices to reflect changes in exchange rates between the dollar and the relevant local currency. As a result, changes in exchange rates between the Euro, Japanese yen, British pound, Korean won or other currencies in which we receive sale proceeds and the dollar have a direct impact on our operating results. There is normally a time lag between our sales and collection of the related sales proceeds, exposing us to additional currency exchange rate risk.

To reduce currency exchange rate risk, we generally exchange local currencies for dollars promptly upon receipt. We periodically enter into currency forward contracts as a hedge against a portion of our currency exchange rate exposures; however, we may decide not to enter into these contracts during any particular period. We had several foreign currency cash flow hedges outstanding, and the fair value of the hedges were a net liability of $13.7 million as of December 31, 2021 and $6.9 million as of January 1, 2021.

The results of a hypothetical 10% strengthening in the average value of the dollar during 2021 and 2020 relative to the other currencies in which a significant portion of our net sales are denominated would have resulted in a decrease in net sales of approximately $145.0 million and $142.0 million for the years ended December 31, 2021 and January 1, 2021. This calculation assumes that each exchange rate would change in the same direction relative to the dollar. Our sensitivity analysis of the effects of changes in currency exchange rates does not factor in a potential change in sales levels or any offsetting gains on currency forward contracts.

Interest Rate Risk

As described in Note 10, “Debt” to the Consolidated Financial Statements, our indebtedness is both variable and fixed rate. Changes in interest rates in our indebtedness could have a material effect on our financial statements.

At year end December 31, 2021 and January 1, 2021, total variable rate debt had carrying values of $519.1 million and $541.7 million. The fair value of the debt approximates the carrying value because the variable rates approximate market rates. A 10% increase in the interest rate for 2021 and 2020 would have resulted in a negative impact of approximately $0.7 million and $0.9 million on our results of operations for the years ended December 31, 2021 and January 1, 2021.

To reduce interest rate risk, during 2018, we entered into interest rate swaps in order to hedge the risk of the fluctuation on future interest expense related to a portion of our variable rate, LIBOR-based borrowings under our Credit Facility through 2028; however, we may decide not to enter into these contracts during any particular period. At year end December 31, 2021, the fair value of the interest rate swap contracts were in a net liability of $29.4 million compared to $50.6 million as of January 1, 2021.

At December 31, 2021, the notional value of interest rate contracts outstanding was $400 million, $200 million maturing in 2024 and the remaining $200 million maturing in 2028.

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
•our beliefs regarding increases in outsourcing by food retailers, the drivers of that trend, and the beneficiaries of such increases;
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
•our expectations regarding fluctuations in the financial performance of our business due to seasonality;
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
•our expectations regarding the inability of the Panamanian government to deliver the remaining portion of the land and our future capital expenditures related to the undelivered land;
•our expectations regarding the expansion of our third-party ocean freight business to provide a meaningful contribution to our profitability and operating results;
•our beliefs regarding compliance with applicable laws and regulations;
•our expectations regarding our further equity investments in companies;
•our beliefs regarding the increasing emphasis on food safety issues;

•our expectations regarding expenditures for research and development;
•our expectations regarding inflationary pressures and the impacts to our operating results;
•our expectations relating to sales growth;
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
•our expectations regarding our derivative instruments, including our counterparties’ credit ratings and the anticipated impacts on our financial statements;
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

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. Various factors could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results and performance to differ materially from those expressed in or implied by the forward-looking statements include, but are not limited to, the following:

•the impact of the COVID-19 pandemic on our business, suppliers, customers, consumers, employees, and communities;
•disruptions or inefficiencies in our operations or supply chain;
•the impact of inflation;
•the duration and spread of the pandemic and related government restrictions and our ability to maintain the safety of our workforce;
•our ability to successfully execute our long-term strategy;
•the impact of governmental trade restrictions, including adverse governmental regulation that may impact our ability to access certain markets;
•our anticipated cash needs in light of our liquidity and the impact of COVID-19 on our liquidity;
•the continued ability of our distributors and suppliers to have access to sufficient liquidity to fund their operations;
•the impact of product and raw material supply and pricing, as well as prices for petroleum-based products and packaging materials;
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
•the success of our joint ventures;
•the impact of severe weather conditions and natural disasters, such as flooding and earthquakes, on crop quality and yields and on our ability to grow, procure or export our products;
•the adequacy of our insurance coverage;
•the cost and other implications of changes in regulations applicable to our business, including potential legislative or regulatory initiatives in the United States or elsewhere directed at mitigating the effects of climate change;
•damage to our reputation or brand names or negative publicity about our products;

•exposure to product liability claims and associated regulatory and legal actions, product recalls, or other legal proceedings relating to our business;
•our ability to continue to comply with covenants and the terms of our credit instruments and our ability to obtain additional financing to fund our capital expenditures;
•our ability to successfully implement our Optimization Program and to realize its expected benefits; and
•our ability to successfully manage the risks associated with international operations, including risks relating to political or economic conditions, inflation, tax laws, currency restrictions and exchange rate fluctuations, legal or judicial systems.

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

Index to Consolidated Financial Statements

Page
Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	52

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm (Public Company Accounting Oversight Board ID: 42)	53

Consolidated Balance Sheets at December 31, 2021 and January 1, 2021	55

Consolidated Statements of Operations for the years ended December 31, 2021, January 1, 2021 and December 27, 2019	56

Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, January 1, 2021 and December 27, 2019	57

Consolidated Statements of Cash Flows for the years ended December 31, 2021, January 1, 2021 and December 27, 2019	58

Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest for the years ended December 31, 2021, January 1, 2021 and December 27, 2019	59

Notes to Consolidated Financial Statements	60

Supplemental Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts	107

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Fresh Del Monte Produce Inc.
Opinion on Internal Control over Financial Reporting
We have audited Fresh Del Monte Produce Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Fresh Del Monte Produce Inc. and subsidiaries (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements and schedule of the Company and our report dated February 23, 2022 expressed an unqualified opinion thereon.
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
February 23, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Fresh Del Monte Produce Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fresh Del Monte Produce Inc. and subsidiaries (the “Company”) as of December 31, 2021 and January 1, 2021, and the related consolidated statements of operations, comprehensive income, cash flows and shareholders’ equity and redeemable noncontrolling interest for each of the three years in the period ended December 31, 2021, and the related notes and supplemental financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and January 1, 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2022 expressed an unqualified opinion thereon.

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
At December 31, 2021, the Company’s goodwill and indefinite-lived intangible assets were $455.4 million. As discussed in Note 2 to the consolidated financial statements, goodwill and indefinite-lived intangible assets are tested for impairment at least annually, at the reporting unit level. The carrying values of the prepared food reporting unit’s goodwill, and the Del Monte® prepared food reporting unit’s trade names and trademarks are $48.8 million and $30.8 million, respectively as of December 31, 2021. Note 5 to the consolidated financial statements discloses the sensitivity of fair value of these assets to changes in assumptions and underlying data used by the Company in their impairment accounting model including differences between estimated and actual cash flows and in discount rates used. The Company measured the fair value of the goodwill using an income approach and the fair value of trade names and trademarks using a royalty savings method.

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
Miami, Florida
February 23, 2022

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(U.S. dollars in millions, except share and per share data)

	December 31, 2021	January 1, 2021
Assets
Current assets:
Cash and cash equivalents	$16.1	$16.5
Trade accounts receivable, net of allowance of $21.8 and $28.5, respectively	342.9	359.0
Other accounts receivable, net of allowance of $3.8 and $3.7, respectively	94.4	76.2
Inventories, net	602.8	507.7
Assets held for sale	16.2	18.0
Prepaid expenses and other current assets	24.0	34.9
Total current assets	1,096.4	1,012.3

Investments in and advances to unconsolidated companies	8.7	1.9
Property, plant and equipment, net	1,415.8	1,420.3
Operating lease right-of-use assets	199.0	170.5
Goodwill	423.7	424.0
Intangible assets, net	142.8	150.4
Deferred income taxes	53.8	37.0
Other noncurrent assets	57.9	46.9
Total assets	$3,398.1	$3,263.3

Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued expenses	$580.1	$511.8
Current maturities of debt and finance leases	1.3	0.2
Current maturities of operating leases	37.0	28.8
Income taxes and other taxes payable	10.8	14.0
Total current liabilities	629.2	554.8

Long-term debt and finance leases	527.7	541.8
Operating leases, less current maturities	136.0	114.4
Retirement benefits	90.0	99.0
Other noncurrent liabilities	72.1	93.0
Deferred income taxes	69.6	60.4
Total liabilities	1,524.6	1,463.4
Commitments and contingencies (See note 15)
Redeemable noncontrolling interest	49.5	50.2
Shareholders' equity:
Preferred shares, $0.01 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.01 par value; 200,000,000 shares authorized; 47,554,695 and 47,372,419 issued and outstanding, respectively	0.5	0.5
Paid-in capital	541.0	533.1
Retained earnings	1,327.7	1,271.4
Accumulated other comprehensive loss	(66.9)	(77.0)
Total Fresh Del Monte Produce Inc. shareholders' equity	1,802.3	1,728.0
Noncontrolling interests	21.7	21.7
Total shareholders' equity	1,824.0	1,749.7
Total liabilities, redeemable noncontrolling interest and shareholders' equity	$3,398.1	$3,263.3

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in millions, except share and per share data)

	Year ended
	December 31, 2021	January 1, 2021	December 27, 2019
Net sales	$4,252.0	$4,202.3	$4,489.0
Cost of products sold	3,948.2	3,951.4	4,182.6
Gross profit	303.8	250.9	306.4

Selling, general and administrative expenses	192.9	196.2	201.5
Gain on disposal of property, plant and equipment, net	4.6	22.2	18.6
Goodwill and trademarks impairment charges	—	—	0.3
Asset impairment and other charges, net	4.5	0.4	9.1
Operating income	111.0	76.5	114.1

Interest expense	20.3	21.4	25.4
Interest income	0.6	0.7	1.1
Other expense (income), net	9.4	4.5	(0.9)
Income before income taxes	81.9	51.3	90.7

Income tax provision	2.0	5.0	21.4
Net income	$79.9	$46.3	$69.3

Less: Net (loss) income attributable to redeemable and noncontrolling interests	(0.1)	(2.9)	2.8
Net income attributable to Fresh Del Monte Produce Inc.	$80.0	$49.2	$66.5

Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Basic	$1.68	$1.03	$1.38

Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Diluted	$1.68	$1.03	$1.37

Dividends declared per ordinary share	$0.50	$0.30	$0.14

Weighted average number of ordinary shares:
Basic	47,508,208	47,569,794	48,291,345
Diluted	47,701,397	47,660,600	48,394,113

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(U.S. dollars in millions)

	Year ended
	December 31, 2021	January 1, 2021	December 27, 2019
Net income	$79.9	$46.3	$69.3

Other comprehensive income:
Net unrealized gain (loss) on derivatives, net of tax	8.7	(24.1)	(19.7)
Net unrealized foreign currency translation (loss) gain	(14.1)	12.5	(0.9)
Net change in retirement benefit adjustment, net of tax	15.5	—	(3.2)
Comprehensive income	90.0	34.7	45.5
Less: comprehensive (loss) income attributable to redeemable and noncontrolling interests	(0.1)	(2.9)	2.8
Comprehensive income attributable to Fresh Del Monte Produce Inc.	$90.1	$37.6	$42.7

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in millions)

	Year ended
	December 31, 2021	January 1, 2021	December 27, 2019
Operating activities:
Net income	$79.9	$46.3	$69.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96.8	95.0	97.9
Amortization of debt issuance costs	0.6	0.5	1.0
Share-based compensation expense	7.6	7.5	8.4
Goodwill and trademark impairment charges	—	—	0.3
Asset impairment charges	3.8	11.8	8.1
Change in uncertain tax positions	2.3	0.6	(0.8)
Gain on disposal of property, plant and equipment, net	(4.6)	(22.2)	(18.6)
Deferred income taxes	(15.0)	(0.5)	5.2
Foreign currency translation adjustment	(4.1)	7.7	6.2
Other, net	(7.0)	(2.7)	—
Changes in operating assets and liabilities
Receivables	(13.9)	16.1	22.1
Inventories	(105.1)	38.7	8.1
Prepaid expenses and other current assets	7.2	(12.7)	8.0
Accounts payable and accrued expenses	78.3	(11.7)	(53.3)
Other noncurrent assets and liabilities	1.7	6.2	7.2
Net cash provided by operating activities	128.5	180.6	169.1

Investing activities:
Capital expenditures	(98.5)	(150.0)	(122.3)
Investments in unconsolidated companies	(7.0)	—	—
Proceeds from sales of property, plant and equipment	17.5	39.5	69.4
Cash received from settlement of derivatives not designated as hedges	4.6	—	—
Proceeds from sale of investment	—	0.5	0.7
Other investing activities	0.9	1.2	—
Net cash used in investing activities	(82.5)	(108.8)	(52.2)

Financing activities:
Proceeds from long-term debt	703.4	751.8	736.4
Payments on long-term debt	(726.0)	(796.8)	(811.2)
Distributions to noncontrolling interests	(6.5)	(6.9)	(4.8)
Repurchase and retirement of ordinary shares	—	(20.8)	(17.9)
Share-based awards settled in cash for taxes	(0.4)	(0.6)	(2.9)
Dividends paid	(23.7)	(14.3)	(6.7)
Other financing activities	—	1.8	(1.8)
Net cash used in financing activities	(53.2)	(85.8)	(108.9)

Effect of exchange rate changes on cash	6.8	(2.8)	4.0
Net (decrease) increase in cash and cash equivalents	(0.4)	(16.8)	12.0
Cash and cash equivalents, beginning	16.5	33.3	21.3
Cash and cash equivalents, ending	$16.1	$16.5	$33.3

Supplemental cash flow information:
Cash paid for interest	$19.9	$20.6	$23.2
Cash paid for income taxes	$9.5	$9.2	$9.8

Non-cash financing and investing activities:
Right-of-use assets obtained in exchange for new operating lease obligations	$78.8	$50.7	$40.0
Right-of-use assets obtained in exchange for new finance lease obligations	$9.9	$—	$0.4
Retirement of ordinary shares	$—	$20.8	$17.9
Dividends on restricted stock units	$0.2	$0.4	$0.3
Sale of an investment	$—	$—	$0.6
See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(U.S. dollars in millions, except share data)

	Ordinary Shares Outstanding	Ordinary Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Fresh Del Monte Produce Inc. Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interest
Balance at December 28, 2018	48,442,296	$0.5	$527.1	$1,206.0	$(41.6)	$1,692.0	$25.8	$1,717.8	$51.8
Exercises of stock options	50,250	—	1.1	—	—	1.1	—	1.1	—
Settlement of restricted stock awards	33,721	—	—	—	—	—	—	—	—
Settlement of restricted stock units	211,423	—	—	—	—	—	—	—	—
Share-based payment expense	—	—	8.4	—	—	8.4	—	8.4	—
Cumulative effect adjustment of ASC 842 related to leases	—	—	—	(0.6)	—	(0.6)	—	(0.6)	—
Distribution to noncontrolling interests	—	—	(0.1)	—	—	(0.1)	(0.5)	(0.6)	(0.1)
Repurchase and retirement of ordinary shares	(723,062)	—	(5.4)	(12.5)	—	(17.9)	—	(17.9)	—
Dividend declared	—	—	0.3	(6.7)	—	(6.4)	—	(6.4)	—
Comprehensive income:
Net income (loss)	—	—	—	66.5	—	66.5	(0.8)	65.7	3.6
Unrealized gain (loss) on derivatives, net of tax	—	—	—	—	(19.7)	(19.7)	—	(19.7)	—
Net unrealized foreign currency translation (loss) gain	—	—	—	—	(0.9)	(0.9)	—	(0.9)	—
Change in retirement benefit adjustment, net of tax	—	—	—	—	(3.2)	(3.2)	—	(3.2)	—
Comprehensive income (loss)						42.7	(0.8)	41.9	3.6
Balance at December 27, 2019	48,014,628	$0.5	$531.4	$1,252.7	$(65.4)	$1,719.2	$24.5	$1,743.7	$55.3
Settlement of restricted stock awards	7,609	—	—	—	—	—	—	—	—
Settlement of restricted stock units	191,417	—	—	—	—	—	—	—	—
Share-based payment expense	—	—	7.5	—	—	7.5	—	7.5	—
Cumulative effect adjustment of ASC 326 adoption	—	—	—	(1.2)	—	(1.2)	—	(1.2)	—
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(5.0)
Repurchase and retirement of ordinary shares	(841,235)	—	(6.2)	(14.6)	—	(20.8)	—	(20.8)	—
Dividend declared	—	—	0.4	(14.7)	—	(14.3)	—	(14.3)	—
Comprehensive income:
Net income (loss)	—	—	—	49.2	—	49.2	(2.8)	46.4	(0.1)
Unrealized gain (loss) on derivatives, net of tax	—	—	—	—	(24.1)	(24.1)	—	(24.1)	—
Net unrealized foreign currency translation (loss) gain	—	—	—	—	12.5	12.5	—	12.5	—
Comprehensive income (loss)						37.6	(2.8)	34.8	(0.1)
Balance at January 1, 2021	47,372,419	$0.5	$533.1	$1,271.4	$(77.0)	$1,728.0	$21.7	$1,749.7	$50.2
Exercises of stock options	4,000	—	0.1	—	—	0.1	—	0.1	—
Settlement of restricted stock units	178,276	—	—	—	—	—	—	—	—
Share-based payment expense	—	—	7.6	—	—	7.6	—	7.6	—
Distribution to noncontrolling interests	—	—	—	—	—	—	(0.4)	(0.4)	(0.2)
Dividend declared	—	—	0.2	(23.7)	—	(23.5)	—	(23.5)	—
Comprehensive income:
Net income (loss)	—	—	—	80.0	—	80.0	0.4	80.4	(0.5)
Unrealized gain (loss) on derivatives, net of tax	—	—	—	—	8.7	8.7	—	8.7	—
Net unrealized foreign currency translation (loss) gain	—	—	—	—	(14.1)	(14.1)	—	(14.1)	—
Change in retirement benefit adjustment, net of tax	—	—	—	—	15.5	15.5	—	15.5	—
Comprehensive income (loss)						90.1	0.4	90.5	(0.5)
Balance at December 31, 2021	47,554,695	$0.5	$541.0	$1,327.7	$(66.9)	$1,802.3	$21.7	$1,824.0	$49.5

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

Reference in this Report to “Fresh Del Monte,” “we,” “our” and “us” and the “Company” refer to Fresh Del Monte Produce Inc. and its subsidiaries, unless the context indicates otherwise.

Nature of Business

We are one of the world’s leading vertically integrated producers, marketers and distributors of high-quality fresh and fresh-cut fruit and vegetables, as well as a leading producer and marketer of prepared fruit and vegetables, juices, beverages and snacks in Europe, Africa and the Middle East. We market our products worldwide under the Del Monte® brand, a symbol of product innovation, quality, freshness and reliability since 1892. Our major sales markets are organized as follows: North America, Europe (which includes Kenya), the Middle East (which includes North Africa) and Asia. Our global sourcing and logistics system allows us to provide regular delivery of consistently high-quality produce and value-added services to our customers. Our major producing operations are located in North, Central and South America, Asia and Africa. Our products are sourced from company-owned operations, through supply contracts with independent growers, and through joint venture arrangements.

Our business is comprised of three reportable segments, two of which represent our primary businesses of fresh and value-added products and banana, and one that represents our other ancillary businesses.

•Fresh and value-added products - includes pineapples, fresh-cut fruit, fresh-cut vegetables (which includes fresh-cut salads), melons, vegetables, non-tropical fruit (including grapes, apples, citrus, blueberries, strawberries, pears, peaches, plums, nectarines, cherries and kiwis), other fruit and vegetables, avocados, and prepared foods (including prepared fruit and vegetables, juices, other beverages, and meals and snacks).

•Banana

•Other products and services - includes our ancillary businesses consisting of sales of poultry and meat products, a plastic product business, and third-party freight services.

Fiscal Year

Our fiscal year end is the last Friday of the calendar year or the first Friday subsequent to the end of the calendar year, whichever is closest to the end of the calendar year. Fiscal year 2021 had 52 weeks and ended on December 31, 2021. Fiscal year 2020 had 53 weeks and ended on January 1, 2021. Fiscal year 2019 had 52 weeks and ended on December 27, 2019.

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

Our Consolidated Financial Statements include the accounts of our majority owned subsidiaries, which we control due to ownership of a majority voting interest. Additionally, we consolidate variable interest entities (“VIEs”) when we have variable interests and are the primary beneficiary. All intercompany accounts and transactions are eliminated in consolidation.

Our Consolidated Balance Sheet as of the year ended January 1, 2021 has been adjusted to reflect an $80.0 million reduction in our deferred tax asset and deferred tax liability accounts in accordance with the accounting guidance related to jurisdictional netting, which requires an entity to offset its deferred tax liabilities and assets for each tax-paying component of an entity (e.g., subsidiary), by each tax jurisdiction. Prior to the correction, our deferred tax balances were presented on a gross basis. We have determined this correction is immaterial to our consolidated financial statements, and does not impact our historical tax disclosures or our determination of the realizability of our deferred tax assets. Further, this immaterial correction does not impact our previously filed Consolidated Statement of Operations or Consolidated Statement of Cash Flows.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. General (continued)

Certain reclassification of prior period balances have been made to conform to current presentation. Specifically, our segment data disclosures for the years ended January 1, 2021 and December 27, 2019 have been adjusted to reflect a reclassification of cost of products sold between our banana, fresh and value-added products, and other products and services segments as the result of a refinement in our cost allocation methodology. Refer to Note 20.  “Business Segment Data” for further information on our segment disclosures.

Our Consolidated Statement of Operations for the year ended December 27, 2019 reflects a $5.8 million adjustment to correct the presentation of payroll and payroll-related costs associated with sales personnel from cost of products sold to selling, general, and administrative expenses. This reclassification adjustment was identified in connection with an internal reorganization of our sales force and is not material to our Consolidated Financial Statements. Refer to Note 20.  “Business Segment Data” for further information.

We are required to evaluate events occurring after December 31, 2021, our fiscal year end, for recognition and disclosure in the Consolidated Financial Statements for the year ended fiscal 2021. Events are evaluated based on whether they represent information existing as of December 31, 2021, which require recognition in the Consolidated Financial Statements, or new events occurring after December 31, 2021, which do not require recognition but require disclosure if the event is significant to the Consolidated Financial Statements.  We evaluated events occurring subsequent to December 31, 2021 through the date of issuance of these Consolidated Financial Statements.

2. Summary of Significant Accounting Policies

 Cash and Cash Equivalents

We classify as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase.

Trade Receivables

Trade receivables less allowances are recognized on our accompanying Consolidated Balance Sheets at net realizable value, which reflects the net amount expected to be collected from customers. Our allowance for trade receivables consists of two components: a $10.2 million allowance for credit losses and a $11.6 million allowance for customer claims, which are accounted for under the scope of ASC 606 - Revenue Recognition.

We estimate expected credit losses on our trade receivables in accordance with Accounting Standards Codification (“ASC”) 326 - Financial Instruments - Credit Losses. We adopted this accounting standard on the first day of our 2020 fiscal year, using a modified-retrospective approach. As a result, the consolidated financial statements for fiscal years 2021 and 2020 are presented under the new standard, while fiscal year 2019 is not adjusted and continues to be reported in accordance with our historical accounting policy.

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

Accounts receivable from one customer represents approximately 5% of trade accounts receivable, net of allowance. This customer is current with its payments.

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

VAT receivables are primarily related to purchases by production units and are refunded by the taxing authorities. As of December 31, 2021, we had $37.8 million classified as current in other accounts receivable and $17.1 million, net of allowance of $5.0 million, classified as other noncurrent assets on our Consolidated Balance Sheets. As of January 1, 2021, we had $25.2 million, net of allowance of $0.1 million, classified as current in other accounts receivable and $22.8 million, net of allowance of $5.9 million, classified as other noncurrent assets in our Consolidated Balance Sheets.

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

Inventories consisted of the following (U.S. dollars in millions):

	December 31, 2021	January 1, 2021
Finished goods	$197.9	$190.7
Raw materials and packaging supplies	203.2	136.8
Growing crops	201.7	180.2
Total inventories	$602.8	$507.7

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

Property, Plant and Equipment and Other Long-Lived Assets

Property, plant and equipment additions are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from 10 to 40 years for buildings, five to 20 years for maritime and other equipment, including ships and containers, three to 20 years for machinery and equipment, three to seven years for furniture, fixtures and office equipment, three to seven years for computer software, and five to 10 years for automotive equipment including automobiles, tractors, trailers and trucks. Leasehold improvements are amortized over the term of the lease, or the estimated useful life of the related asset, whichever is shorter. See Note 4, “Property, Plant and Equipment” for further information.

When assets are retired or disposed of, the costs and accumulated depreciation or amortization are removed from the respective accounts and any related gain or loss is recognized. Maintenance and repairs are charged to expense as incurred. Significant expenditures, which extend the useful lives of assets, are capitalized. Interest is capitalized as part of the cost of construction.

Our long-lived assets other than property, plant and equipment consist of definite-lived intangible assets. Intangible assets determined to have finite lives are amortized over their estimated useful lives to reflect the pattern of economic benefits consumed, either on a straight-line or accelerated basis. Our definite-lived intangibles have a remaining weighted average amortization period of 18.3 years. Amortization expense related to definite-lived intangible assets totaled $7.6 million for 2021, $7.8 million for 2020 and $8.5 million for 2019, and is included in selling, general, and administrative expenses. Refer to Note 5, “Goodwill and Other Intangible Assets.” for further information.

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

We incurred charges related to impairment of long-lived assets of $3.8 million in 2021, $11.8 million in 2020, and $8.1 million in 2019. Such charges are included in asset impairment and other charges, net in the accompanying Consolidated Statements of Operations for the years ended December 31, 2021, January 1, 2021 and December 27, 2019 and are described further in Note 3, “Asset Impairment and Other Charges, Net.”

The gain on disposal of property, plant and equipment, net during fiscal 2021 of $4.6 million primarily related to the sale of a refrigerated vessel, vacant land in the Middle East, and a packing facility in South America, partially offset by losses on asset disposals, mainly in Central America. These transactions were accounted for using the guidance in ASC 610.

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

For those reporting units where events or changes in circumstances indicate that potential impairment indicators exist, we perform a quantitative assessment to determine whether the carrying amount of goodwill can be recovered. When performing the annual goodwill impairment test, we may start with an optional qualitative assessment as allowed for under the accounting guidance. As part of the qualitative assessment, we evaluate all events and circumstances, including both positive and negative events, in their totality, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we bypass the qualitative assessment, or if the qualitative assessment indicates that a quantitative analysis should be performed, we evaluate goodwill for impairment by comparing the fair value of a reporting unit to its carrying value, including the associated goodwill. We generally estimate a reporting unit’s fair value using a discounted cash flow approach which is dependent on several significant estimates and assumptions related to forecasts of future revenues, cost of sales, expenses and the weighted-average cost of capital for each reporting unit. If the carrying amount of the reporting unit exceeds the estimated fair value, an impairment charge is recorded to reduce the carrying value to the estimated fair value. The impairment of goodwill is limited to the total amount of goodwill allocated to the reporting unit. Any adverse changes in the significant estimates and assumptions used in our goodwill impairment test could have a significant impact on the recoverability of goodwill and could have a material impact on our Consolidated Financial Statements.

An intangible asset with an indefinite useful life is not amortized but assessed for impairment at least annually, or sooner if indications of possible impairment are identified. When performing the annual impairment test, we first may start with an optional qualitative assessment to determine whether it is not more likely than not that our indefinite-lived intangible assets are impaired. As part of a qualitative assessment, we evaluate relevant events and circumstances that could affect the significant inputs used to determine the fair value of the indefinite-lived intangible asset. If we bypass the qualitative assessment, or if the qualitative assessment indicates that a quantitative analysis should be performed, we evaluate our indefinite-lived intangible assets for impairment by comparing the fair value of the asset to its carrying amount. We generally estimate the fair value of our indefinite-lived intangible assets using a discounted cash flow approach.

See Note 5, “Goodwill and Other Intangible Assets” for further discussion.

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

We elected the practical expedient to expense incremental costs of obtaining a contract, if the contract period is for one year or less. These costs are included in selling, general and administrative expenses. Otherwise, incremental contract costs are recognized as an asset on our Consolidated Balance Sheets and amortized over time as promised goods and services are

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Summary of Significant Accounting Policies (continued)

transferred to a customer. We account for shipping and handling costs as costs to fulfill a contract and not as performance obligations to our customers. We also exclude taxes collected from our customers, assessed by government authorities that are both imposed on and concurrent with a specific revenue-producing transaction, from our determination of the transaction price. We do not adjust the promised amount of consideration for the effects of a significant financing component if the period between the transfer of the promised good or service to a customer and the customer payment is one year or less.

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

Advertising and Promotional Costs

We expense advertising and promotional costs as incurred. Advertising and promotional costs, which are included in selling, general and administrative expenses, were $13.6 million for 2021, $14.6 million for 2020 and $14.9 million for 2019.

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

For our operations where the functional currency is the U.S. dollar, non-monetary balance sheet amounts are remeasured at historical exchange rates. Other balance sheet amounts are remeasured at the exchange rates in effect at the balance sheet date. Income statement accounts, excluding those items of income and expenses that relate to non-monetary assets and liabilities, are remeasured at the average exchange rate for the month. These remeasurement adjustments are included in the determination of net income and are included in other expense (income), net.

Other expense (income), net, in the accompanying Consolidated Statements of Operations includes a net foreign exchange loss of $6.0 million for 2021, $0.8 million for 2020, and $8.9 million for 2019. These amounts include the effect of foreign currency remeasurement and realized foreign currency transaction gains and losses.

Other Expense (Income), Net

In addition to foreign currency gains and losses described above, other expense (income), net, also includes other non-operating income and expense items.

Leases

We lease property, plant and equipment for use in our operations including agricultural land, office facilities and refrigerated containers. We account for leases under the scope of ASC 842 - Leases which requires leases with durations greater than twelve months to be recognized on the balance sheet. We have lease agreements with lease and non-lease components, and we have made an accounting policy election to account for these as a single lease component.

We evaluate our leases at inception or at any subsequent modification and classify them as either finance or operating leases. For leases with terms greater than 12 months, we recognize a related asset (“right-of-use asset”) and obligation (“lease liability”) on the lease commencement date, calculated as the present value of lease payments over the lease term. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Certain leases include one or more options to renew or options to terminate, which are generally at our discretion. Any option or renewal periods that we determine are reasonably certain of being exercised are included in the lease term, and are used in calculating the right-of-use asset and lease liabilities. Many of our leases also include predetermined fixed escalation clauses. We recognize rental expense for operating leases that contain predetermined fixed escalation clauses on a straight-line basis over the expected term of the lease. Our lease agreements do not contain any residual value guarantees.

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

See Note 13, “Retirement and Other Employee Benefits” for more information.

Redeemable Noncontrolling Interest

As part of the Mann Packing acquisition in 2018, we acquired a put option exercisable by the 25% shareholder of one of the acquired subsidiaries. The put option allows the noncontrolling shareholder to sell its 25% noncontrolling interest to us for a multiple of the subsidiary's adjusted earnings. The noncontrolling shareholder can exercise this put option on or after April 1, 2023. Following a five year window expiring on April 1, 2028, the put option value will be negotiated annually and the inputs are subject to change. As the put option is outside of our control, the estimated redemption value of the 25% noncontrolling interest is presented as a redeemable noncontrolling interest outside of permanent equity on our Consolidated Balance Sheet. At each reporting period, the redeemable noncontrolling interest is recognized at the higher of 1) the initial carrying amount adjusted for accumulated earnings and distributions or 2) the contractually-defined redemption value as of the balance sheet date.

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

3. Asset Impairment and Other Charges, Net

We incurred asset impairment and other charges, net totaling $4.5 million for 2021, $0.4 million for 2020 and $9.1 million for 2019. The following represents the detail of asset impairment and other charges, net for fiscal 2021 by reportable segment (U.S. dollars in millions):

	Long-lived and other asset impairment	Exit activity and other charges (credits)	Total
Banana segment:
Insurance recovery related to hurricanes (1)	$—	$(0.8)	$(0.8)
Philippine asset impairment and exit activities of certain low-yield areas (2)	3.3	1.4	4.7
Fresh and value-added products segment:
Exit costs related to European facility	—	0.2	0.2
Other fresh and value-added products segment charges	0.5	(0.1)	0.4
Total asset impairment and other charges, net	$3.8	$0.7	$4.5
(1) $(0.8) million insurance recovery for fiscal 2021 associated with damages to certain of our banana fixed assets in Guatemala caused by hurricanes Eta and Iota in the fourth quarter of 2020.
(2) $4.7 million asset impairment and other charges primarily related to our exit from two low-yield banana farms in the Philippines in the fourth quarter of 2021.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Asset Impairment and Other Charges, Net (continued)

The following represents the detail of asset impairment and other charges, net for the year ended January 1, 2021 by reportable segment (U.S. dollars in millions):

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following (U.S. dollars in millions):

	December 31, 2021	January 1, 2021
Land and land improvements	$711.9	$704.8
Buildings and leasehold improvements	657.6	666.9
Machinery and equipment	635.6	632.0
Maritime equipment (including containers)	263.1	170.6
Furniture, fixtures and office equipment	97.7	101.9
Automotive equipment	72.3	74.7
Construction-in-progress	26.1	77.5
	2,464.3	2,428.4
Less: accumulated depreciation and amortization	(1,048.5)	(1,008.1)
Property, plant and equipment, net	$1,415.8	$1,420.3

Maritime equipment increased by $92.5 million as of December 31, 2021 when compared to the prior-year period primarily due to the addition of (i) two new refrigerated container ships, which were placed into service during fiscal 2021, and (ii) shipping containers under finance leases.

Depreciation expense on property, plant and equipment, including assets under finance leases, was $89.2 million for 2021, $87.2 million for 2020 and $89.6 million for 2019.

Shipping containers, machinery and equipment and automotive equipment under finance leases totaled $10.9 million at December 31, 2021 and $1.7 million at January 1, 2021. Accumulated amortization for assets under finance leases was $1.0 million at December 31, 2021 and $1.1 million at January 1, 2021.

The gain on disposal of property, plant and equipment, net was a gain of $4.6 million for 2021, a gain of $22.2 million for 2020 and gain of $18.6 million for 2019. The gain on disposal of property, plant and equipment, net in 2021 is primarily related to the sale of a refrigerated vessel, vacant land in the Middle East, and a packing facility in South America. The gain on disposal of property, plant and equipment, net in 2020 is primarily related to the sale of underutilized land in Chile, a facility in Dubai, and two facilities in North America. Partially offsetting these gains was a net loss on disposal of assets, mainly in Central America.

5. Goodwill and Other Intangible Assets

The following table reflects our indefinite-lived intangible assets, including goodwill and our definite-lived intangible assets along with related accumulated amortization by major category (U.S. dollars in millions):

	December 31, 2021	January 1, 2021
Goodwill	$423.7	$424.0
Indefinite-lived intangible assets:
Trademarks	31.7	31.7
Definite-lived intangible assets:
Definite-lived intangible assets	150.4	150.4
Accumulated amortization	(39.3)	(31.7)
Definite-lived intangible assets, net	111.1	118.7
Goodwill and other intangible assets, net	$566.5	$574.4

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Goodwill and Other Intangible Assets (continued)

Indefinite-lived and definite-lived intangible assets are included in intangible assets, net, in the Consolidated Balance Sheets. Our definite-lived intangible assets primarily consist of customer relationships, tradenames and trademarks.

The following table reflects the changes in the carrying amount of goodwill by business segment (U.S. dollars in millions):

	Bananas	Fresh and Value-Added Products	Totals
Balance at December 27, 2019	$64.4	$359.3	$423.7

Foreign exchange and other	0.1	0.2	0.3
Balance at January 1, 2021	$64.5	$359.5	$424.0

Foreign exchange and other	(0.2)	(0.1)	(0.3)
Balance at December 31, 2021	$64.3	$359.4	$423.7

In the table above, goodwill is presented net of accumulated impairment losses of $88.1 million, relating strictly to the fresh and value-added products segment. There were no impairment charges recorded to goodwill during 2021, 2020, or 2019.

Results of Impairment Tests

We review goodwill for impairment on an annual basis or earlier if indicators of impairment arise. We performed our fourth quarter 2021 annual goodwill impairment test using a quantitative assessment for all reporting units, and specifically an income approach valuation methodology. The results of our impairment test resulted in the fair value of each reporting unit exceeding its respective carrying amount as of the assessment date.

We also evaluated both Del Monte® trade names and trademarks related to our prepared food reporting unit for impairment as of the first day of our fourth quarter of 2021 using the royalty savings method, an income approach valuation methodology. The royalty savings method estimated the fair value of the intangible assets by capitalizing the royalties saved. Both Del Monte® trade names and trademarks had fair values that exceeded their carrying amounts.

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

The following table highlights the sensitivities of the indefinite-lived intangibles as of December 31, 2021 (U.S. dollars in millions):

	Banana Reporting Unit Goodwill	Prepared Food Reporting Unit Goodwill	Prepared Food Reporting Unit Del Monte® Trade Names and Trademarks
Carrying value of indefinite-lived intangible assets	$64.3	$48.8	$30.8

Approximate percentage by which the fair value exceeds the carrying value based on the annual impairment test	4.8%	12.5%	11.8%

Amount that a one percentage point increase in the discount rate and a 5% decrease in cash flows would cause the carrying value to exceed the fair value and trigger an impairment	$64.3	$25.2	$0.6

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

The estimated amortization expense related to definite-lived intangible assets for the five succeeding years is as follows (U.S. dollars in millions):

Year	Estimated Amortization Expense
2022	$7.8
2023	6.9
2024	6.5
2025	6.4
2026	6.4

6. Allowance for Credit Losses

We estimate expected credit losses on our trade receivables and financing receivables in accordance with Accounting Standards Codification (“ASC”) 326 - Financial Instruments - Credit Losses.

Trade Receivables

Trade receivables as of December 31, 2021 were $342.9 million, net of an allowance of $21.8 million. Our allowance for trade receivables consists of two components: a $10.2 million allowance for credit losses and a $11.6 million allowance for customer claims accounted for under the scope of ASC 606 - Revenue Recognition.

As a result of our robust credit monitoring practices, the industry in which we operate, and the nature of our customer base, the credit losses associated with our trade receivables have historically been insignificant in comparison to our annual net sales. We measure the allowance for credit losses on trade receivables on a collective (pool) basis when similar characteristics exist. We generally pool our trade receivables based on the geographic region or country to which the receivables relate. Receivables that do not share similar risk characteristics are evaluated for collectibility on an individual basis.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Allowance for Credit Losses (Continued)

The table below presents a rollforward of our trade receivable allowance for credit losses for the years ended December 31, 2021 and January 1, 2021 (U.S. dollars in millions):

	Year ended
Trade Receivables	December 31, 2021	January 1, 2021
Allowance for Credit Losses
Balance, beginning of period(1)	$15.1	$8.9
Provision for uncollectible amounts	0.2	3.9
Reclassifications(2)	(5.1)	2.3
Balance, end of period	$10.2	$15.1

(1) Beginning balance related to the year ended January 1, 2021 includes $1.0 million increase reflecting the impact of our adoption of ASC 326 on the first day of fiscal 2020.
(2) Reclassifications of $5.1 million to the long-term allowance for credit losses during the year ended December 31, 2021, and $2.3 million from the long-term allowance for credit losses to short-term during the year ended January 1, 2021. The amount in the long-term allowance for credit losses, presented in other noncurrent assets on our Consolidated Balance Sheets, related to customer receivables as of the years ended December 31, 2021 and January 1, 2021 is not material to our Consolidated Financial Statements.

Financing Receivables

Financing receivables are included in other accounts receivable, net on our Consolidated Balance Sheet and are recognized at amortized cost less an allowance for estimated credit losses. Financing receivables include seasonal advances to growers and suppliers, which are usually short-term in nature, and other financing receivables.

A significant portion of the fresh produce we sell is acquired through supply contracts with independent growers. In order to ensure the consistent high quality of our products and packaging, we make advances to independent growers and suppliers. These growers and suppliers typically sell all of their production to us and make payments on their advances as a deduction to the agreed upon selling price of the fruit or packaging material. The majority of the advances to growers and suppliers are for terms less than one year and typically span a growing season. In certain cases, there may be longer term advances with terms of up to five years.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Allowance for Credit Losses (Continued)

The following table details the advances to growers and suppliers based on their credit risk profile (U.S. dollars in millions):

	December 31, 2021		January 1, 2021
	Current	Past-Due	Current	Past-Due
Gross advances to growers and suppliers	$40.6	$5.5	$34.3	$4.0

The allowance for advances to growers and suppliers and the related financing receivables for the years ended December 31, 2021 and January 1, 2021 were as follows (U.S. dollars in millions):

	Year ended
	December 31, 2021	January 1, 2021
Allowance for advances to growers and suppliers:
Balance, beginning of period(1)	$2.1	$2.3
Provision for uncollectible amounts	(0.1)	—
Deductions to allowance related to write-offs	(0.2)	(0.2)
Balance, end of period	$1.8	$2.1

(1) Beginning balance related to the year ended January 1, 2021 includes $0.2 million increase reflecting the impact of our adoption of ASC 326 on the first day of fiscal 2020.

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (U.S. dollars in millions):

	December 31, 2021	January 1, 2021
Trade payables	$320.0	$266.5
Accrued fruit purchases	45.2	45.7
Ship and port operating expenses	23.1	13.0
Warehouse and distribution costs	30.4	28.9
Payroll and employee benefits	76.4	74.9
Accrued promotions	29.2	25.6
Other accrued expenses	55.8	57.2
Accounts payable and accrued expenses	$580.1	$511.8

Other accrued expenses are primarily composed of accruals for purchases received but not invoiced and other accruals, none of which individually exceed 5% of current liabilities.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Income Taxes

The provision for income taxes consisted of the following (U.S. dollars in millions):

	Year ended
	December 31, 2021	January 1, 2021	December 27, 2019
Current:
U.S. federal income tax	$(2.1)	$(10.6)	$2.1
State	0.3	0.5	1.9
Non-U.S.	18.8	15.6	12.2
	17.0	5.5	16.2
Deferred:
U.S. federal income tax	(5.0)	2.8	3.0
State	(1.2)	3.3	1.1
Non-U.S.	(8.8)	(6.6)	1.1
	(15.0)	(0.5)	5.2
	$2.0	$5.0	$21.4

Income (loss) before income taxes consisted of the following (U.S. dollars in millions):

	Year ended
	December 31, 2021	January 1, 2021	December 27, 2019
U.S.	$(24.7)	$1.0	$32.0
Non-U.S.	106.6	50.3	58.7
	$81.9	$51.3	$90.7

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Income Taxes (continued)

The differences between the reported provision for income taxes and income taxes computed at the U.S. statutory federal income tax rate are explained in the following reconciliation (U.S. dollars in millions):

	Year ended
	December 31, 2021	January 1, 2021	December 27, 2019
Income tax provision (benefit) computed at the U.S. statutory federal rate	$17.2	$10.8	$19.1
Effect of tax rates on non-U.S. operations	(67.9)	(54.6)	(47.4)
Provision for uncertain tax positions	2.3	0.6	0.8
Non-deductible interest	0.6	2.5	1.9
Foreign exchange	(6.1)	(10.1)	(3.7)
Non-deductible intercompany charges	0.1	—	0.1
Non-deductible differences	2.0	1.6	1.8
Non-taxable income/loss	(4.8)	0.1	(2.5)
Non-deductible impairment charges	1.1	0.2	0.4
Adjustment to deferred balances	0.1	0.5	—
Other	2.1	3.1	2.4
Other taxes in lieu of income	4.5	3.8	2.9
Change in deferred rate	0.1	(10.1)	7.4
Benefit from net operating loss carryback provision (C.A.R.E.S. Act)	(0.8)	(4.6)	—
Increase (decrease) in valuation allowance (1)	51.5	61.2	38.2
Provision for income taxes	$2.0	$5.0	$21.4

_____________
(1) The increase in valuation allowance includes effects of foreign exchange and adjustments to deferred tax balances which were fully offset by valuation allowance.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Income Taxes (continued)

Deferred income tax assets and liabilities consisted of the following (U.S. dollars in millions):

	December 31,	January 1,
Deferred tax liabilities:	2021	2021
Allowances and other accrued liabilities	$(1.0)	$(3.7)
Inventories	(15.7)	(13.7)
Property, plant and equipment	(73.6)	(75.1)
Equity in earnings of unconsolidated companies	(0.1)	(0.1)
Pension obligations	(4.6)	(3.6)
Other noncurrent deferred tax liabilities	(20.5)	(16.4)
ROU Assets	(24.4)	(27.8)
Total noncurrent deferred tax liabilities	$(139.9)	$(140.4)

Deferred tax assets:
Allowances and other accrued assets	$15.7	$11.6
Inventories	4.6	6.2
Pension obligations	22.8	28.5
Property, plant and equipment	2.1	2.1
Post-retirement benefits other than pension	3.6	1.1
Net operating loss carryforwards	415.7	363.7
Capital loss carryover	2.4	1.8
Other noncurrent assets	56.2	44.0
Operating lease	25.8	28.7
Total noncurrent deferred tax assets	548.9	487.7
Valuation allowance	(424.8)	(370.7)

Total deferred tax assets, net	$124.1	$117.0

Net deferred tax liabilities	$(15.8)	$(23.4)

The valuation allowance increased by $54.1 million in 2021. The increase in 2021 relates primarily to valuation allowance on additional net operating loss carryforwards offset by a $12.3 million valuation allowance reversal resulting from a change in judgment about our ability to realize deferred tax assets in future years, due to our current and foreseeable operations.

At December 31, 2021, undistributed earnings of our foreign subsidiaries amounted to $1,625.3 million. Those earnings are considered to be either indefinitely reinvested, or the earnings could be distributed tax free. Accordingly, no taxes have been provided thereon. To the extent the earnings are considered indefinitely reinvested, determination of the amount of unrecognized deferred tax liability is not practicable due to the complexities associated with its hypothetical calculation.

At December 31, 2021, we had approximately $1,603.1 million of federal and foreign tax operating loss carryforwards expiring as follows (U.S. dollars in millions):

Expires:
2021	$16.7
2022	25.3
2023	14.5
2024	4.5
2025 and beyond	42.1
No expiration	1,500.0
$1,603.1

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Income Taxes (continued)

A reconciliation of the beginning and ending amount of uncertain tax positions excluding interest and penalties is as follows (U.S. dollars in millions):

	December 31, 2021	January 1, 2021	December 27, 2019
Beginning balance	$3.5	$3.5	$2.9
Gross decreases - tax position in prior period	—	(0.1)	—
Gross increases - current-period tax positions	1.7	0.2	0.7
Settlements	—	—	(0.1)
Lapse of statute of limitations	—	—	—
Foreign exchange	(0.2)	(0.1)	—
Ending balance	$5.0	$3.5	$3.5

We accrued $7.5 million in 2021 and $5.5 million in 2020, for uncertain tax positions, including interest and penalties that, if recognized would affect the effective income tax rate.

The tax years 2012-2021 remain subject to examination by taxing authorities throughout the world in major jurisdictions, such as Costa Rica, Luxembourg, Switzerland and the United States.

We classify interest and penalties on uncertain tax positions as a component of income tax expense in the Consolidated Statements of Operations.  Accrued interest and penalties related to uncertain tax positions are $2.5 million and $1.9 million for December 31, 2021 and January 1, 2021, respectively and are included in other noncurrent liabilities.

In connection with a current examination of the tax returns in two foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing aggregating approximately $144.8 million (including interest and penalties) for tax years 2012 through 2016. We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities as we believe that the proposed adjustments are without technical merit.

In one of the foreign jurisdictions, we filed an appeal to the administrative decision in judicial court on April 30, 2020. On September 10, 2020, we were notified that we lost our final appeal at the administrative level for the audit years 2012-2015, and likewise on October 7, 2021 for the audit year 2016. For the audit years 2012-2015 and 2016, we have filed a request for an injunction in judicial court which would defer payment, if any, until the end of the judicial process. For the audit year 2016, our preliminary injunction was granted. For the audit year 2016, we filed a case in judicial court on January 3, 2022 to appeal the administrative decision. On January 14, 2022, we requested the consolidation of both injunction requests for audit years 2012-2015 and 2016.

In the other foreign jurisdiction, the administrative process has been completed and we filed a case in judicial court on March 4, 2020 to appeal the administrative decision.

We will continue to vigorously contest the adjustments and to exhaust all administrative and judicial remedies necessary in both jurisdictions to resolve the matters, which could be a lengthy process.

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

Our operating lease arrangements include leases of agricultural land and certain property, plant, and equipment, including office facilities and refrigerated containers. Many of our leases include predetermined fixed escalation clauses. We recognize rental expense for operating leases on a straight-line basis over the expected term of the lease. We also enter into ship charter agreements for the transport of our fresh produce to markets worldwide. As of the year ended 2021, one of our ships is chartered. The remaining term for our chartered ship is 14 to 16 months.

Our finance lease arrangements include leases of refrigerated containers. For finance leases, we recognize interest expense and amortization of the right-of-use asset.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Leases (continued)

Lease Position

The following table presents the lease-related assets and liabilities recorded on our Consolidated Balance Sheets as of December 31, 2021 and January 1, 2021 (U.S. dollars in millions):

Classification on the Balance Sheet		December 31, 2021	January 1, 2021
Assets
Operating lease assets	Operating lease right-of-use assets	$199.0	$170.5
Finance lease assets	Property, plant and equipment, net	9.9	0.6
Total lease assets		$208.9	$171.1

Liabilities
Current
Operating	Current maturities of operating leases	$37.0	$28.8
Finance	Current maturities of debt and finance leases	1.3	0.2
Noncurrent
Operating	Operating leases, less current maturities	136.0	114.4
Finance	Long-term debt and finance leases, less current maturities	8.6	0.1
Total lease liabilities		$182.9	$143.5

Weighted-average remaining lease term:
Operating leases		6.6 years	6.8 years
Finance leases		6.6 years	2.1 years
Weighted-average discount rate:
Operating leases		4.96%	6.03%
Finance leases		2.91%	3.84%

Lease Costs

The following table presents certain information related to the lease costs for finance and operating leases for the years ended December 31, 2021, January 1, 2021 and December 27, 2019 (U.S. dollars in millions):

	December 31, 2021	January 1, 2021	December 27, 2019
Finance lease cost
Amortization of lease assets	$0.3	$—	$0.1
Operating lease cost	61.9	69.4	92.5
Short-term lease cost	8.4	10.2	7.5
Variable lease cost	5.9	7.4	6.1
Total lease cost	$76.5	$87.0	$106.2

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Leases (continued)

Other Information

The following table presents supplemental cash flow information related to the leases for fiscal 2021, 2020 and 2019 (U.S. dollars in millions):

	December 31, 2021	January 1, 2021	December 27, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$41.2	$56.3	$82.1
Financing cash flows for finance leases	0.3	0.3	0.5
Right-of-use assets obtained in exchange for new operating lease liabilities	78.8	50.7	40.0
Right-of-use assets obtained in exchange for new finance lease liabilities	9.9	—	0.4

Undiscounted Cash Flows

The following table reconciles the undiscounted cash flows for each of the first five years and total remaining years to the finance lease liabilities and operating lease liabilities recorded on the balance sheet as of December 31, 2021 (U.S. dollars in millions):

	Operating Leases	Finance Leases
2022	$48.0	$1.6
2023	43.8	1.6
2024	38.0	1.6
2025	25.0	1.6
2026	38.9	1.5
Thereafter	53.2	3.0
Total lease payments	246.9	10.9
Less: imputed interest	73.9	1.0
Total lease liabilities	$173.0	$9.9
10. Debt

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

The Second A&R Credit Agreement requires us to comply with certain financial and other covenants. Specifically, it requires us to maintain a 1) Consolidated Leverage Ratio of not more than 3.50 to 1.00 at any time during any period of four consecutive fiscal quarters, subject to certain exceptions and 2) a minimum Consolidated Interest Coverage Ratio of not less than 2.25 to 1.00 as of the end of any fiscal quarter. Additionally, it requires us to comply with certain other covenants, including limitations on capital expenditures, stock repurchases, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales, and mergers. Under the Second A&R Credit Agreement, we are permitted to declare or pay cash dividends in any fiscal year up to an amount that does not exceed the greater of (i) an amount equal to the greater of (A) 50% of the Consolidated Net Income (as defined in the Second A&R Credit Agreement) for the immediately preceding fiscal year or (B) $25 million or (ii) the greatest amount which would not cause the Consolidated Leverage Ratio (determined on a pro forma basis) to exceed 3.25 to 1.00. It also provides an allowance for stock repurchases to be an amount not exceeding the greater of (i) $150 million in the aggregate or (ii) the amount that, after giving pro forma effect thereto and any related borrowings, will not cause the Consolidated Leverage Ratio to exceed 3.25 to 1.00. As of December 31, 2021, we were in compliance with all of the covenants contained in the Second A&R Credit Agreement.

Debt issuance costs of $1.3 million and $1.8 million are included in other noncurrent assets on our Consolidated Balance Sheets as of December 31, 2021 and January 1, 2021, respectively.

We have a renewable 364-day, $25.0 million letter of credit facility with Rabobank Nederland.

The following is a summary of the material terms of the Revolving Credit Facility and other working capital facilities at December 31, 2021 (U.S. dollars in millions):

	Term	Maturity Date	Interest Rate	Borrowing Limit	Available Borrowings
Bank of America credit facility	5 years	October 1, 2024	1.44%	$1,100.0	$580.9
Rabobank letter of credit facility	364 days	June 15, 2022	Varies	25.0	16.3
Other working capital facilities	Varies	Varies	Varies	19.9	9.3
				$1,144.9	$606.5

The current margin for LIBOR advances is 1.250%. We intend to use funds borrowed under the Revolving Credit Facility from time to time for general corporate purposes, working capital, capital expenditures and other permitted investment opportunities.

The Revolving Credit Facility permits borrowings under the revolving commitment with an interest rate determined based on our leverage ratio and spread over LIBOR. In addition, we pay a fee on unused commitments.

As of December 31, 2021, we applied $28.4 million to letters of credit and bank guarantees issued from Rabobank Nederland, Bank of America, and other banks.

During 2018, we entered into interest rate swaps in order to hedge the risk of the fluctuation on future interest payments related to our variable rate LIBOR-based borrowings from our Revolving Credit Facility. Refer to Note 16, “Derivative Financial Instruments”.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. Debt (continued)

Maturities of long-term debt obligations during the next five years are as follows (U.S. dollars in millions):

Fiscal Years	Long-Term Debt
2022	$18.2
2023	21.5
2024	544.2
2025	—
2026	—
583.9
Less: Amounts representing interest(1)	(64.8)
519.1
Less: Current portion	$—

Totals, net of current portion of long-term debt and finance lease obligations	$519.1

(1) We utilize a variable interest rate on our long-term debt, and for presentation purposes we have used an assumed average rate of 3.7%.

Cash payments of interest on long-term debt, net of amounts capitalized, were $19.9 million for 2021, $20.6 million for 2020 and $23.2 million for 2019. Capitalized interest expense was $0.5 million for 2021, $2.3 million for 2020 and $5.3 million for 2019.

11. Earnings Per Ordinary Share

Basic net income per share is computed using the weighted average number of common shares outstanding for the period. Basic and diluted net income per ordinary share are calculated as follows (U.S. dollars in millions, except share and per share data):

	Year ended
	December 31, 2021	January 1, 2021	December 27, 2019
Numerator:
Net income attributable to Fresh Del Monte Produce Inc.	$80.0	$49.2	$66.5

Denominator:
Weighted average number of ordinary shares - Basic	47,508,208	47,569,794	48,291,345
Effect of dilutive securities - share-based awards	193,189	90,806	102,768
Weighted average number of ordinary shares - Diluted	47,701,397	47,660,600	48,394,113

Antidilutive awards(1)	2,039	55,153	124,448

Net income per ordinary share attributable to Fresh Del Monte Produce Inc.:
Basic	$1.68	$1.03	$1.38
Diluted	$1.68	$1.03	$1.37
(1) Awards of certain unvested shares and options are not included in the calculation of diluted weighted average shares outstanding because their effect would have been anti-dilutive.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12.  Accumulated Other Comprehensive Loss

The following table includes the changes in accumulated other comprehensive loss by component for the years ended December 31, 2021 and January 1, 2021 (U.S. dollars in millions):

	Changes in Accumulated Other Comprehensive Loss by Component (1)
	Cash Flow Hedges		Foreign Currency Translation Adjustment		Retirement Benefit Adjustment	Total
Balance at December 27, 2019	$(25.5)		$(15.8)		$(24.1)	$(65.4)
Other comprehensive income (loss) before reclassifications	(41.4)	(3)	12.5	(2)	(1.4)	(30.3)
Amounts reclassified from accumulated other comprehensive loss	17.3	(4)	—		1.4	18.7
Net current period other comprehensive income (loss)	(24.1)		12.5		—	(11.6)
Balance at January 1, 2021	$(49.6)		$(3.3)		$(24.1)	$(77.0)
Other comprehensive income (loss) before reclassifications	10.3	(3)	(14.1)	(2)	14.5	10.7
Amounts reclassified from accumulated other comprehensive loss	(1.6)	(4)	—		1.0	(0.6)
Net current period other comprehensive income (loss)	8.7		(14.1)		15.5	10.1
Balance at December 31, 2021	$(40.9)		$(17.4)		$(8.6)	$(66.9)

(1) All amounts are net of tax and noncontrolling interests.
(2) Includes a loss of $6.1 million for the year ended December 31, 2021 and a gain of $6.0 million for the year ended January 1, 2021 related to intra-entity foreign currency transactions that are of a long-term-investment nature.
(3) Includes a tax effect of $(2.7) million for the year ended December 31, 2021 and $2.7 million for the year ended January 1, 2021.
(4) Includes amounts reclassified for both designated and dedesignated cash flow hedges. Refer to the following table for the amounts of each.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12.  Accumulated Other Comprehensive Loss (continued)

The following table includes details about amounts reclassified from accumulated other comprehensive loss by component for the years ended December 31, 2021 and January 1, 2021 (U.S. dollars in millions):

	Amount of (gain) loss reclassified from accumulated other comprehensive loss
Details about accumulated other comprehensive loss components	December 31, 2021	January 1, 2021	Affected line item in the statement where net income is presented
Cash flow hedges:
Designated as hedging instruments:
Foreign currency cash flow hedges	$(5.4)	$7.0	Net sales
Foreign currency cash flow hedges	(0.7)	0.3	Cost of products sold
Bunker fuel swaps	—	0.6	Cost of products sold
Interest rate swaps	11.3	9.0	Interest expense
Bunker fuel swaps no longer designated as hedging instruments	(5.8)	0.2	Cost of products sold
Bunker fuel swaps no longer designated as hedging instruments	(1.0)	0.2	Other expense (income), net
Total	$(1.6)	$17.3

Amortization of retirement benefits:
Actuarial losses	1.0	1.4	Other expense (income), net
Total	$1.0	$1.4

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

United Kingdom Defined Benefit Pension Plan

We sponsor a defined benefit pension plan, which covers a portion of our employees in the United Kingdom (the “U.K. plan”). The U.K. plan provides benefits based on the employees’ years of service and qualifying compensation and has ceased accruing benefits. Benefit payments are based on a final pay calculation as of November 30, 2005 and are adjusted for inflation annually. Our funding policy for the U.K. plan is to contribute amounts into the plan in accordance with a recovery plan agreed by the Trustees and us in order to meet the statutory funding objectives of occupational trust-based arrangements of the United Kingdom or such additional amounts as determined appropriate to assure that assets of the U.K. plan are adequate to provide benefits. Substantially all of the U.K. plan’s assets are primarily invested in fixed income and equity securities.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Retirement and Other Employee Benefits (continued)

The following table sets forth a reconciliation of benefit obligations, plan assets and funded status for our defined benefit pension plans and post-retirement plans as of December 31, 2021 and January 1, 2021, which are also their measurement dates (U.S. dollars in millions):

	Pension plans(1)				Post-retirement plans
	December 31, 2021		January 1, 2021		December 31, 2021	January 1, 2021
	U.S.	U.K.	U.S.	U.K.	Central America	Central America
Change in Benefit Obligation:
Beginning benefit obligation	$16.4	$69.0	$16.0	$58.9	$68.0	$71.1
Service cost	—	—	—	—	6.0	6.3
Interest cost	0.3	1.0	0.5	1.1	4.0	4.2
Actuarial (gain) loss	(0.6)	(4.4)	1.2	8.6	(6.6)	(4.7)
Benefits paid	(1.2)	(2.4)	(1.3)	(1.8)	(4.6)	(6.9)
Exchange rate changes(2)	—	0.3	—	2.1	0.1	(2.0)
Plan amendment	—	—	—	0.1	—	—
Ending benefit obligation	14.9	63.5	16.4	69.0	66.9	68.0

Change in Plan Assets:
Beginning fair value	13.7	67.1	13.0	58.0	—	—
Actual return on plan assets	1.6	5.6	1.4	7.0	—	—
Company contributions	0.2	2.0	0.6	1.8	4.6	6.9
Benefits paid	(1.2)	(2.4)	(1.3)	(1.8)	(4.6)	(6.9)
Exchange rate changes(2)	—	0.2	—	2.1	—	—
Ending fair value	14.3	72.5	13.7	67.1	—	—

Amounts recognized in the Consolidated Balance Sheets:
Accounts payable and accrued expenses (current liability)	—	—	—	—	(8.4)	(8.3)
Retirement benefits liability (noncurrent liability)	(0.6)	—	(2.7)	(1.8)	(58.5)	(59.7)
Other noncurrent assets	—	9.0	—	—	—	—
Net (liability) asset recognized in the Consolidated Balance Sheets	$(0.6)	$9.0	$(2.7)	$(1.8)	$(66.9)	$(68.0)

Amounts recognized in Accumulated other comprehensive loss:(3)
Net actuarial (loss) gain	(7.8)	0.8	(9.6)	(7.4)	(1.0)	(7.5)
Net amount recognized in accumulated other comprehensive loss	$(7.8)	$0.8	$(9.6)	$(7.4)	$(1.0)	$(7.5)
(1)The accumulated benefit obligation is the same as the projected benefit obligation.
(2)The exchange rate difference included in the reconciliation of the change in benefit obligation and the change in plan assets above results from currency fluctuations of the U.S. dollar relative to the British pound for the U.K. plan and the U.S. dollar versus Central American currencies such as the Costa Rican colon and Guatemalan quetzal for the Central American plans as of December 31, 2021 and January 1, 2021, when compared to the previous year.
(3)We had accumulated other comprehensive income of $2.4 million as of December 31, 2021 and $5.2 million as of January 1, 2021 related to the tax effect of unamortized pension gains.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Retirement and Other Employee Benefits (continued)

The following table provides a rollforward of the accumulated other comprehensive loss balances (U.S. dollars in millions):

	Pension plans				Post-retirement plans
	Year ended				Year ended
	December 31, 2021		January 1, 2021		December 31, 2021	January 1, 2021
Reconciliation of accumulated other comprehensive loss	U.S.	U.K.	U.S.	U.K.	Central America	Central America
Accumulated other comprehensive (loss) gain at beginning of plan year	$(9.6)	$(7.4)	$(9.3)	$(4.6)	$(7.5)	$(13.1)
Amortization of net losses recognized during the year	0.5	0.1	0.5	0.1	—	0.7
Net gain (loss) during the year	1.3	8.7	(0.8)	(2.9)	6.6	4.7
Currency exchange rate changes	—	(0.6)	—	—	(0.1)	0.2
Accumulated other comprehensive (loss) gain at end of plan year	$(7.8)	$0.8	$(9.6)	$(7.4)	$(1.0)	$(7.5)

Actuarial gains recognized in other comprehensive income for fiscal 2021 associated with our U.S., U.K. and Central America plans were primarily due to movements in the respective discount rates for each plan as a result of changes in underlying market conditions.

The following table sets forth the net periodic pension cost of our defined benefit pension and post-retirement benefit plans (U.S. dollars in millions):

	Pension plans						Post-retirement plans
	Year ended						Year ended
	December 31, 2021		January 1, 2021		December 27, 2019		December 31, 2021	January 1, 2021	December 27, 2019
	U.S.	U.K.	U.S.	U.K.	U.S.	U.K.	Central America	Central America	Central America
Service cost	$—	$—	$—	$—	$—	$—	$6.0	$6.3	$5.4
Interest cost	0.3	1.0	0.5	1.1	0.6	1.4	4.0	4.2	4.7
Expected return on assets	(0.8)	(1.4)	(1.0)	(1.5)	(1.0)	(2.0)	—	—	—
Net amortization	0.5	0.1	0.5	0.1	0.4	0.1	—	0.7	0.1
Settlement loss	—	—	—	—	—	0.4	—	—	—
Net periodic cost (income)	$—	$(0.3)	$—	$(0.3)	$—	$(0.1)	$10.0	$11.2	$10.2

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Retirement and Other Employee Benefits (continued)

Actuarial Assumptions

The assumptions used in the calculation of the benefit obligations of our U.S. and U.K. defined benefit pension plans and Central American plans consisted of the following:

	December 31, 2021			January 1, 2021			December 27, 2019
	Pension plans		Post-retirement plans	Pension plans		Post-retirement plans	Pension plans		Post-retirement plans
	U.S.	U.K.	Central America	U.S.	U.K.	Central America	U.S.	U.K.	Central America
Weighted average discount rate	2.65%	1.80%	6.39%	2.15%	1.40%	7.98%	3.00%	2.00%	6.27%
Rate of increase in compensation levels	—	—	4.82%	—	—	4.74%	—	—	4.71%

The assumptions used in the calculation of the net periodic pension costs for our U.S. and U.K. defined benefit pension plans and Central American plans consisted of the following:

	December 31, 2021			January 1, 2021			December 27, 2019
	Pension plans		Post-retirement plans	Pension plans		Post-retirement plans	Pension plans		Post-retirement plans
	U.S.	U.K.	Central America	U.S.	U.K.	Central America	U.S.	U.K.	Central America
Weighted average discount rate	2.15%	1.40%	6.34%	3.00%	2.00%	6.27%	4.10%	2.80%	8.12%
Rate of increase in compensation levels	—	—	4.70%	—	—	4.74%	—	—	4.71%
Expected long-term rate of return on assets	6.50%	1.98%	—	7.50%	2.58%	—	7.50%	4.22%	—

Cash Flows

	Pension plans		Post-retirement plans
	U.S.	U.K.	Central America
Expected benefit payments for:
2022	$1.2	$2.1	$8.4
2023	1.2	2.3	6.4
2024	1.1	2.8	7.6
2025	1.1	2.3	7.2
2026	1.0	2.3	6.3
Next 5 years	4.5	15.1	29.6
Expected benefit payments over the next 10 years	$10.1	$26.9	$65.5

For 2022, there are no expected contributions for the U.S. pension plan and $1.9 million for the U.K. pension plan. Contributions for the U.S. and U.K. pension plans are actuarially determined based on funding regulations.

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

The fair values of our U.S. plan assets by asset category are as follows as of the years ended December 31, 2021 and January 1, 2021 (U.S. dollars in millions):

		Fair Value Measurements at December 31, 2021
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Mutual Funds:
Fixed income securities	$5.3	$5.3	$—	$—
Value securities	3.0	3.0	—	—
Growth securities	6.0	6.0	—	—
Total	$14.3	$14.3	$—	$—

		Fair Value Measurements at January 1, 2021
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Mutual Funds:
Fixed income securities	$5.2	$5.2	$—	$—
Value securities	2.8	2.8	—	—
Growth securities	5.7	5.7	—	—
Total	$13.7	$13.7	$—	$—

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

United Kingdom Defined Benefit Pension Plan

Plan Assets

The fair values of our U.K. plan assets by asset category are as follows as of the years ended December 31, 2021 and January 1, 2021 (U.S. dollars in millions):

		Fair Value Measurements at December 31, 2021
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$0.5	$0.5	$—	$—
Equity securities:
Diversified growth funds	20.8	—	20.8	—
Other international companies	3.5	—	3.5	—
Real estate investment trusts	3.5	—	3.5	—
Fixed income securities:
Government and corporate bonds	24.9	—	24.9	—
Liability-driven investments	19.3	—	19.3	—
Total	$72.5	$0.5	$72.0	$—

		Fair Value Measurements at January 1, 2021
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$0.4	$0.4	$—	$—
Equity securities:
Diversified growth funds	18.1	—	18.1	—
Other international companies	10.0	—	10.0	—
Fixed income securities:
Government and corporate bonds	14.0	—	14.0	—
Liability-driven investments	24.6	—	24.6	—
Total	$67.1	$0.4	$66.7	$—

Equity securities – This category includes pooled investments in global equities, emerging market equities and diversified growth funds. The investments are spread across a range of diverse industries including financial, information technology, consumer discretionary and consumer staples. The diversified growth funds seek to provide a long-term equity-like return, with a managed level of volatility. The diversified growth funds invest across a wide range of asset classes, both traditional and alternative. Units of the pooled investment accounts are not traded on an exchange or in an active market; however, valuation is based on the underlying investments of the units and are classified as Level 2 inputs within the fair value hierarchy.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Retirement and Other Employee Benefits (continued)

Fixed income securities – This category includes pooled investments in liability-driven investments and government and corporate bonds. These investments are valued at the closing price reported on the active market on which the individual securities are traded. Units of the pooled investment accounts are not traded on an exchange or in an active market; however, valuation is based on the underlying investments of the units and are classified as Level 2 inputs within the fair value hierarchy.

The expected long-term rate of return assumption for U.K. plan assets is reviewed annually and is determined by reference to U.K. government bond yields, the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class.

The plan’s investment strategy is to optimize growth through investment in return-seeking securities, while maintaining a stable funding position through investments that aim to match the change in the value of the plan's liabilities due to movements in interest rates and inflation. The growth portfolio invests across a diversified range of asset classes, including equities, fixed income securities, and alternatives, such as hedge funds. The remaining portfolio invests in U.K. government bonds, corporate bonds, cash and leveraged liability-driven investment funds.

Fund managers have no discretion to make asset allocation decisions with the exception of the diversified growth fund. The trustees try to rebalance any discrepancies through selective allocations of future contributions. Performance benchmarks for each asset class are based on various indices. Investment performance is reviewed quarterly.

Plan Settlement

During 2019, the U.K. Plan undertook an Enhanced Transfer Value (“ETV”) exercise where it paid $4.2 million (including $3.8 million of transfer values and $0.4 million of enhancements) to members electing to transfer out of the plan. We recorded a $4.2 million reduction to our projected benefit obligations, with a corresponding decrease in accumulated other comprehensive loss. The UK Plan recognized $0.4 million in net periodic pension costs related to the ETV in the year ended December 27, 2019.

Other Employee Benefits

We also sponsor a defined contribution plan established pursuant to Section 401(k) of the Internal Revenue Code. Subject to certain dollar limits, employees may contribute a percentage of their salaries to the plan, and we will match a portion of each employee’s contribution. This plan is in effect for U.S.-based employees only. The expense pertaining to this plan was $1.2 million for 2021, $1.4 million for 2020 and $1.3 million for 2019.

On August 31, 1997, one of our subsidiaries ceased accruing benefits under its salary continuation plan covering certain of our Central American management personnel. At December 31, 2021 we had $2.7 accrued for this plan, including $0.4 million in accumulated other comprehensive loss related to unamortized pension gains. There were no net periodic pension costs for the years ended December 31, 2021, January 1, 2021 or December 27, 2019. Expected benefit payments under the plan for 2022 through 2026 total $2.3 million. For 2027 through 2031 the expected benefit payments under the plan total $0.5 million.

We sponsor a service gratuity plan covering certain of our Kenyan personnel. At December 31, 2021 we had $8.1 million accrued for this plan, including $1.5 million in accumulated other comprehensive loss related to unamortized pension losses. Net periodic pension costs were $1.4 million for the year ended December 31, 2021, $1.5 million for the year ended January 1, 2021 and $1.3 million for the year ended December 27, 2019. During fiscal 2022, we intend to begin conversion of the service gratuity plan into a Provident fund scheme which will allow certain of our Kenyan personnel to make a voluntary decision whether to remain as participants of the plan, or to convert to the Provident fund. The conversion to the Provident fund scheme will require us to make funding contributions that would differ in timing with those previously expected under the service gratuity plan, and which will ultimately depend on the number of employees who elect to convert. We estimate that the combined expected benefit payments under both the service gratuity plan and the Provident fund scheme from 2022 through 2026 will range between $4.3 million and $11.6 million, and expected benefit payments from 2027 through 2031 will range between $3.3 million and $6.6 million.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Retirement and Other Employee Benefits (continued)

We provide retirement benefits to certain employees who are not U.S.-based. Generally, benefits under these programs are based on an employee’s length of service and level of compensation. Included in retirement benefits on our consolidated balance sheets is $19.3 million at December 31, 2021 and $22.2 million at January 1, 2021 related to these programs.

The unamortized pension losses related to other non-U.S.-based plans included in accumulated other comprehensive loss, a component of shareholders’ equity, was $1.1 million for the year ending December 31, 2021 and $2.5 million for the year ending January 1, 2021. We also offer certain post-employment benefits to former executives and have $1.8 million at December 31, 2021 and $2.3 million at January 1, 2021 in retirement benefits on our consolidated balance sheets related to these benefits.

14. Share-Based Compensation

We maintain various compensation plans for officers, other employees, and non-employee members of our Board of Directors. On April 30, 2014, our shareholders approved and ratified the 2014 Omnibus Share Incentive Plan (the “2014 Plan”). The 2014 Plan allows us to grant equity-based compensation awards, including stock options, restricted stock awards, restricted stock units and performance stock units. Under the 2014 Plan, the Board of Directors is authorized to award up to 3,000,000 ordinary shares. The 2014 Plan replaced and superseded the 2011 Omnibus Share Incentive Plan (the “2011 Plan”), and the 2010 Non-Employee Directors Equity Plan, collectively referred to as Prior Plans.

Share-based compensation expense included in selling, general and administrative expenses related to restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance stock units (“PSUs”) is included in the accompanying Consolidated Statements of Operations as follows (U.S. dollars in millions):

	Year ended
Types of Awards	December 31, 2021	January 1, 2021	December 27, 2019
RSUs/PSUs	$7.6	$7.2	$7.4
RSAs	—	0.3	1.0
Total	$7.6	$7.5	$8.4

Restricted Stock Awards (RSA)

A share of “restricted stock” is one of our ordinary shares that has restrictions on transferability until certain vesting conditions are met. For RSAs under the 2014 Plan and Prior Plans, 50% of each award of our restricted stock vested on the date it was granted. The remaining 50% of each award vests upon the 6 months anniversary of the date on which the recipient ceases to serve as a member of our Board of Directors. Restricted stock awards allow directors to retain all of their awards once they cease to serve as a member of our Board of Directors and is considered a nonsubstantive service condition in accordance with the accounting guidance. Subsequent to fiscal 2020, members of our Board of Directors no longer received RSAs and instead received RSUs.

Restricted Stock Units (RSU)/Performance Stock Units (PSU)

Each RSU/PSU represents a contingent right to receive one of our ordinary shares. The PSUs are subject to meeting minimum performance criteria set by our Compensation Committee of our Board of Directors. The actual number of shares the recipient receives is determined based on the results achieved versus performance goals. Those performance goals are based on exceeding a measure of our earnings. Depending on the results achieved, the actual number of shares that an award recipient receives at the end of the period may range from 0% to 100% of the award units granted. Provided such criteria are met, the PSU will vest in three equal annual installments on each of the next three anniversary dates provided that the recipient remains employed with us. For PSUs, each anniversary date vesting tranche is considered to have its own grant date and requisite service period.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. Share-Based Compensation (continued)

RSUs granted subsequent to fiscal 2020 will vest annually in three equal installments over a three-year service period. RSUs granted prior to January 1, 2021 vest 20% on the award date and 20% on each of the next four anniversaries. For RSUs, there is only one grant date and requisite service period over the three or four year vesting period, therefore there is only one vesting tranche.

We recognize expense related to RSUs and PSUs based on the fair value of the awards, as determined on the grant date, ratably over each vesting tranche, provided the performance condition, if any, is probable.

RSUs/PSUs do not have the voting rights of ordinary shares, and the shares underlying the RSUs/PSUs are not considered issued and outstanding. However, shares underlying RSUs/PSUs are included in the calculation of diluted earnings per share to the extent the performance criteria are met, if applicable. The fair market value for RSUs/PSUs is based on the closing price of our stock on the award date. Forfeitures are recognized as they occur.

RSUs/PSUs are eligible to earn Dividends Equivalent Units (“DEUs”) equal to the cash dividend paid to ordinary shareholders. DEUs are subject to the same performance and/or service conditions as the underlying RSUs/PSUs and are forfeitable.

The following table summarizes RSU and PSU activity for the years ended December 31, 2021, January 1, 2021, December 27, 2019:

	RSUs		PSUs
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested as of December 28, 2018	259,682	$49.36	91,727	$49.36
Granted	139,812	27.76	90,225	27.71
Vested	(137,209)	45.00	(50,343)	43.99
Canceled	(20,098)	40.14	(11,880)	37.12

Non-vested as of December 27, 2019	242,187	40.13	119,729	36.52
Granted	200,710	29.40	89,543	28.42
Vested	(140,916)	40.19	(63,303)	42.33
Canceled	(25,191)	33.78	(25,930)	31.69

Non-vested as of January 1, 2021	276,790	32.89	120,039	28.42
Granted	333,785	26.25	123,158	26.02
Vested	(129,194)	35.30	(48,191)	28.23
Canceled	(26,148)	27.01	(20,786)	25.14

Non-vested as of December 31, 2021	455,233	$27.63	174,220	$26.89

As of December 31, 2021, the total remaining unrecognized compensation cost related to non-vested RSUs/PSUs is $9.8 million, which will be amortized over the weighted-average remaining requisite service period of 1.8 years.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
15. Commitments and Contingencies

Commitments

We have agreements to purchase the entire or partial production of certain products of our independent growers primarily in Guatemala, Ecuador, Philippines, Costa Rica, Colombia, and United Kingdom that meet our quality standards. Total purchases under these agreements amounted to $683.2 million for 2021, $744.9 million for 2020 and $691.8 million for 2019.

Refer to Note 9. “Leases”, for further a discussion concerning our lease commitments.

Kunia Well Site

In 1980, elevated levels of certain chemicals were detected in the soil and ground-water at a plantation leased by one of our U.S. subsidiaries in Oahu, Hawaii (the “Kunia Well Site”). In 2005, our subsidiary signed a Consent Decree (“Consent Decree”) with the Environmental Protection Agency (“EPA”) for the performance of the clean-up work for the Kunia Well Site.

Based on findings from remedial investigations, our subsidiary continues to evaluate with the EPA the clean-up work currently in progress in accordance with the Consent Decree.

The estimate associated with the clean-up costs, and on which our accrual is based, is $12.9 million. As of December 31, 2021, $12.5 million was included in other noncurrent liabilities and $0.4 million was included in accounts payable and accrued expenses in the Consolidated Balance Sheets for the Kunia Well Site clean-up. We expect to expend approximately $0.4 million in 2022, $1.1 million in 2023 and $0.9 million in each of the years 2024, 2025 and 2026.

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

Counterparties expose us to credit loss in the event of non-performance of hedges. We monitor our exposure to counterparty non-performance risk both at inception of the hedge and at least quarterly thereafter.

Fluctuations in the value of the derivative instruments are generally offset by changes in the cash flows of the underlying exposures being hedged. A cash flow hedge requires the change in the fair value of a derivative instrument to be recognized in other comprehensive income, a component of shareholders’ equity, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item.

Certain of our derivative instruments contain provisions that require the current credit relationship between us and our counterparty to be maintained throughout the term of the derivative instruments.  If that credit relationship changes, certain provisions could be triggered, and the counterparty could request immediate collateralization of derivative instruments in a net liability position above a certain threshold.  The aggregate fair value of all derivative instruments with a credit-risk-related contingent feature that are in a liability position on December 31, 2021 is $43.6 million. As of December 31, 2021, no triggering event has occurred and thus we are not required to post collateral.

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

The foreign currency forward contracts qualifying as cash flow hedges were designated as single-purpose cash flow hedges of forecasted cash flows.

We had the following outstanding foreign currency forward contracts as of December 31, 2021 (in millions):

Foreign currency contracts qualifying as cash flow hedges:	Notional amount
British pound	GBP	20.8
Chilean peso	CLP	48,298.4
Euro	EUR	36.9
Japanese yen	JPY	1,545.4
Korean won	KRW	23,583.0
Kenyan shilling	KES	2,757.7

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

We recorded a gain of $3.3 million during the year ended December 31, 2021 related to our dedesignated bunker fuel swaps in other expense (income), net.

Interest Rate Contracts

We are exposed to fluctuations in variable interest rates on our results of operations and financial condition, and we mitigate that exposure by entering into interest rate swaps. We entered into interest rate swaps in order to hedge the risk of the fluctuation on future interest payments related to our variable rate LIBOR-based borrowings through 2028.

Gains or losses on interest rate swaps are recorded in other comprehensive income and are subsequently reclassified into earnings as the interest expense on debt is recognized in earnings. At December 31, 2021, the notional value of interest rate contracts outstanding was $400 million, $200 million maturing in 2024 and the remaining $200 million maturing in 2028. Refer to Note 10, “Debt.”

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
16.  Derivative Financial Instruments (continued)

The following table reflects the fair values of derivative instruments, which are designated as level 2 in the fair value hierarchy, as of December 31, 2021 and January 1, 2021 (U.S. dollars in millions):

	Derivatives designated as hedging instruments(1)
	Foreign exchange contracts		Bunker fuel swaps		Interest rate swaps		Total
Balance Sheet location:	December 31, 2021	January 1, 2021	December 31, 2021	January 1, 2021	December 31, 2021	January 1, 2021	December 31, 2021	January 1, 2021
Asset derivatives:
Prepaid expenses and other current assets	$0.5	$1.3	$—	$1.6	$—	$—	$0.5	$2.9
Other noncurrent assets	—	0.3	—	—	—	—	—	0.3
Total asset derivatives	$0.5	$1.6	$—	$1.6	$—	$—	$0.5	$3.2

Liability derivatives:
Accounts payable and accrued expenses	$8.1	$8.5	$—	$0.2	$—	$—	$8.1	$8.7
Other noncurrent liabilities	6.1	—	—	—	29.4	50.6	35.5	50.6
Total liability derivatives	$14.2	$8.5	$—	$0.2	$29.4	$50.6	$43.6	$59.3

(1) See Note 17, “Fair Value Measurements,” for fair value disclosures.

At January 1, 2021, $1.3 million was included in prepaid expenses and other current assets and $0.3 million was included in accounts payable and accrued expenses for the portions of our bunker fuel swap contracts which were no longer designated as hedging instruments.

We expect that $15.7 million of the net fair value of designated hedges recognized as a net loss in accumulated other comprehensive loss will be transferred to earnings during the next 12 months, and the remaining net loss of $26.1 million over a period of approximately 7 years, along with the earnings effect of the related forecasted transactions.

The following table reflects the effect of derivative instruments on the Consolidated Statements of Comprehensive Income for the years ended December 31, 2021 and January 1, 2021 (U.S. dollars in millions):

	Net amount of (loss) gain recognized in other comprehensive income on derivatives
Derivative Instruments	December 31, 2021	January 1, 2021
Foreign exchange contracts	$(8.1)	$(7.9)
Bunker fuel swaps	(1.7)	1.7
Interest rate swaps, net of tax	18.5	(17.9)
Total	$8.7	$(24.1)

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

The following table provides a summary of the fair values of our derivative financial instruments measured on a recurring basis (U.S. dollars in millions):

Fair Value Measurements
	Foreign currency forward contracts, net liability		Bunker fuel contracts, net asset (1)		Interest rate contracts, net liability
	December 31, 2021	January 1, 2021	December 31, 2021	January 1, 2021	December 31, 2021	January 1, 2021
Quoted prices in active markets for identical assets (Level 1)	$—	$—	$—	$—	$—	$—
Significant other observable inputs (Level 2)	(13.7)	(6.9)	—	2.4	(29.4)	(50.6)
Significant unobservable inputs (Level 3)	—	—	—	—	—	—

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. Fair Value Measurements (continued)

Fair Value of Non-Financial Assets

During fiscal 2020, we performed a comprehensive review of our asset portfolio and identified non-strategic and underutilized property, plant, and equipment assets across various of our regions to dispose of while reducing costs and driving further efficiencies in our operations (the "Optimization Program"). These assets met the held for sale criteria as of December 31, 2021, and primarily relate to our fresh and value-added products segment. Included in the $16.2 million of assets held for sale as of December 31, 2021 were the following: $7.1 million consists of a facility and related assets in the United States, $3.9 million consists of facilities and farm land in South America, $2.6 million consists of farm land and associated assets primarily located in Asia, $2.2 million is related to vacant land in Mexico, and the remaining $0.4 million consists of equipment in the Middle East. These assets are recognized at the lower of cost or fair value less cost to sell. The fair value measurements of our held for sale assets are generally based on Level 3 inputs, which include information obtained from third-party appraisals.

During 2021, we received proceeds of $15.5 million and recorded a gain on disposal of property, plant and equipment of $7.1 million from the sale of assets previously held for sale.

We recorded asset impairment and other charges during the years ended December 31, 2021 and January 1, 2021, that do not fall under the scope of fair value measurement. Refer to Note 3, “Asset Impairment and Other Charges, Net”.

During 2020, we recognized $5.2 million in asset impairment and other charges, net which primarily related to property and related equipment in North America, Europe and the Middle East. We estimated the fair value of these assets primarily using the market approach. The fair value of these assets were classified as Level 3 due to the mix of unobservable inputs utilized.

18. Related Party Transactions

Advances and receivables due from related parties were $1.0 million in 2021. There were no receivables from related parties in 2020.

Payables to related parties were $18.3 million in 2021 and $21.9 million in 2020, of which one Mann Packing grower had $17.6 million in accounts payable in 2021 and $21.1 million in 2020.

We incurred expenses of approximately $2.4 million in 2021, $1.3 million in 2020 and $2.2 million in 2019 for chartered air transportation services of an aircraft that is indirectly owned by our Chairman and Chief Executive Officer.

Other purchases from related parties were $119.6 million in 2021 compared to $130.3 million in 2020 and $158.4 million in 2019, of which $117.4 million for 2021, $125.0 million for 2020 and $150.9 million for 2019 were related to one Mann Packing grower.

Related party leases include a building and land in North America. The expenses incurred were $1.2 million for 2021 and $1.4 million for 2020. The right-of-use asset and liabilities were $7.7 million in 2021 and $7.5 million in 2020, which primarily relates to one Mann Packing grower.

Sales to related parties amounted to $0.9 million in 2021 and $0.1 million in 2020.

Cash distributions to noncontrolling interests were $6.5 million in 2021 and $6.9 million in 2020. We have reflected the cash distributions to noncontrolling interests under financing activities in our Consolidated Statements of Cash Flows. We have $2.6 million as of December 31, 2021 and $8.5 million as of January 1, 2021 in other noncurrent liabilities in our Consolidated Balance Sheets related to one of our noncontrolling interests.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
19. Unaudited Quarterly Financial Information

Our fiscal quarter-ends correspond to the last Friday of the 13-week period, beginning the day following our fiscal year end. The following summarizes certain quarterly operating data (U.S. dollars in millions, except per share data):

	Quarter ended
	April 2, 2021	July 2, 2021	October 1, 2021	December 31, 2021(2)
Net sales	$1,088.3	$1,141.6	$1,004.8	$1,017.3
Gross profit	105.0	110.0	48.9	39.8
Net income (loss)	41.4	47.7	1.5	(10.7)
Net income (loss) attributable to Fresh Del Monte Produce Inc.	42.7	47.2	1.3	(11.2)
Net income (loss) per ordinary share attributable to Fresh Del Monte Produce Inc. – basic(1)	$0.90	$0.99	$0.03	$(0.24)
Net income (loss) per ordinary share attributable to Fresh Del Monte Produce Inc. – diluted(1)	$0.90	$0.99	$0.03	$(0.24)
Dividends declared per ordinary share	$0.10	$0.10	$0.15	$0.15

	March 27, 2020	June 26, 2020	September 25, 2020	January 1, 2021
Net sales	$1,118.0	$1,092.3	$989.7	$1,002.3
Gross profit	68.5	78.7	67.3	36.4
Net income (loss)	13.0	18.1	16.2	(1.0)
Net income attributable to Fresh Del Monte Produce Inc.	13.0	17.9	17.4	0.9
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. – basic(1)	$0.27	$0.38	$0.37	$0.02
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. – diluted(1)	$0.27	$0.38	$0.37	$0.02
Dividends declared per ordinary share	$0.10	$0.05	$0.05	$0.10

Due to rounding, the sum of the quarterly amounts may not equal the reported amounts for the year.
(1)Basic and diluted earnings per share for each of the quarters presented above is based on the respective weighted average number of shares for the quarters.
(2)Diluted earnings per share for the quarter ended December 31, 2021 excludes the impact of antidilutive share-based payment awards of 742,006 ordinary shares, as they were antidilutive.

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

•Fresh and value-added products - includes pineapples, fresh-cut fruit, fresh-cut vegetables (which includes fresh-cut salads), melons, vegetables, non-tropical fruit (including grapes, apples, citrus, blueberries, strawberries, pears, peaches, plums, nectarines, cherries and kiwis), other fruit and vegetables, avocados, and prepared foods (including prepared fruit and vegetables, juices, other beverages, and meals and snacks).

•Banana

•Other products and services - includes our ancillary businesses consisting of sales of poultry and meat products, a plastic product business, and third-party freight services.

We evaluate performance based on several factors, of which net sales and gross profit are the primary financial measures (U.S. dollars in millions):

	Year ended
	December 31, 2021		January 1, 2021		December 27, 2019
	Net Sales	Gross Profit	Net Sales	Gross Profit	Net Sales	Gross Profit
Fresh and value-added products	$2,504.8	$180.2	$2,484.1	$159.1	$2,704.4	$194.4
Banana	1,581.1	110.9	1,602.6	85.6	1,656.0	106.6
Other products and services	166.1	12.7	115.6	6.2	128.6	5.4
Totals	$4,252.0	$303.8	$4,202.3	$250.9	$4,489.0	$306.4

Our segment data disclosures for the years ended January 1, 2021 and December 27, 2019 have been adjusted to reflect a reclassification of cost of products sold between our three reportable segments as a result of a refinement in our cost allocation methodology. For the year ended January 1, 2021, the reclassification results in an increase to our banana segment gross profit of $1.4 million, an increase to our fresh and value-added products segment gross profit of $0.7 million and a decrease to our other products and services segment gross profit of $2.1 million. For the year ended December 27, 2019, the reclassification results in an increase to our banana segment gross profit of $7.9 million, a decrease to our fresh and value-added products segment gross profit of $4.4 million and a decrease to our other products and services segment gross profit of $3.4 million.

Our segment data disclosure for the year ended December 27, 2019 also reflects the impact of a reclassification adjustment to correct the presentation of payroll and payroll-related costs associated with our sales personnel from cost of products sold to selling, general, and administrative expenses. For the year ended December 27, 2019, the adjustment results in an increase to our banana segment gross profit of $1.6 million, and an increase of $4.2 million to our fresh and value-added products segment gross profit.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
20. Business Segment Data (continued)

The following table indicates our net sales by product (U.S. dollars in millions) and, in each case, the percentage of the total represented thereby:

	Year ended
	December 31, 2021		January 1, 2021		December 27, 2019
Segments:
Fresh and value-added products:
Fresh-cut fruit	$493.5	12%	$464.8	11%	$524.4	12%
Fresh-cut vegetables	366.3	9%	378.9	9%	455.9	10%
Pineapples	534.4	13%	458.9	11%	454.8	10%
Avocados	320.2	7%	327.1	7%	375.7	9%
Non-tropical fruit	185.2	4%	210.6	5%	195.9	4%
Prepared foods	281.2	6%	278.3	7%	284.6	6%
Melons	67.6	2%	75.5	2%	92.4	2%
Tomatoes	29.5	1%	40.5	1%	52.3	1%
Vegetables	136.6	3%	155.6	4%	176.6	4%
Other fruit and vegetables	90.3	2%	93.9	2%	91.8	2%
Total fresh and value-added products	2,504.8	59%	2,484.1	59%	2,704.4	60%
Banana	1,581.1	37%	1,602.6	38%	1,656.0	37%
Other products and services	166.1	4%	115.6	3%	128.6	3%
Total	$4,252.0	100%	$4,202.3	100%	$4,489.0	100%

Our net sales by product disclosure for the years ended January 1, 2021 and December 27, 2019 in the table above have been adjusted to reflect a reclassification between product categories within our fresh and value-added products segment as the result of a refinement in our definition of prepared foods which we adopted in March 2021. For the year ended January 1, 2021, the reclassification resulted in an increase in revenues to our prepared foods category of $14.0 million and a decrease in revenues to the following product categories: fresh-cut fruit - $4.2 million; fresh-cut vegetables - $4.9 million; and avocados - $4.9 million. For the year ended December 27, 2019, the reclassification resulted in an increase in revenues to our prepared foods category of $5.0 million and a decrease in revenues to our avocados category of $5.0 million. This reclassification will be reflected accordingly in our future filings with the SEC.

The following tables indicate our (i) net sales by geographic region, (ii) property, plant, and equipment, net by location and (iii) total assets by location (U.S. dollars in millions):

	Year ended
Net sales by geographic region:	December 31, 2021	January 1, 2021	December 27, 2019
North America	$2,570.2	$2,601.7	$2,923.8
Europe	696.5	648.6	645.2
Asia	488.4	466.1	453.0
Middle East	433.0	432.9	425.8
Other	63.9	53.0	41.2
Total net sales	$4,252.0	$4,202.3	$4,489.0

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
20. Business Segment Data (continued)

Property, plant and equipment, net:	December 31, 2021	January 1, 2021
North America	$209.7	$226.5
Europe	32.2	37.4
Middle East	98.4	108.4
Africa	40.0	40.3
Asia	113.6	124.3
Central America	645.8	648.3
South America	71.7	76.0
Maritime equipment (including containers)	198.9	152.4
Corporate	5.5	6.7
Total property, plant and equipment, net	$1,415.8	$1,420.3

Total assets:	December 31, 2021	January 1, 2021
North America	$875.8	$854.1
Europe	322.8	307.5
Middle East	275.6	267.1
Africa	131.9	138.5
Asia	257.5	259.6
Central America	1,060.4	1,037.0
South America	162.2	139.6
Maritime equipment (including containers)	202.2	163.9
Corporate	109.7	96.0
Total assets	$3,398.1	$3,263.3

North America accounted for approximately 60% of our net sales for 2021, 62% for 2020 and 65% in 2019. Our earnings are heavily dependent on operations located worldwide; however, our net sales are not dependent on any particular country other than the United States, with no other country accounting for greater than 10% of our net sales for 2021, 2020 and 2019.  These operations are a significant factor in the economies of some of the countries in which we operate and are subject to the risks that are inherent in operating in such countries, including government regulations, currency and ownership restrictions and risk of expropriation.

Management reviews assets on the basis of geographic region and not by reportable segment, which more closely aligns our capital investment with demand for our products. Costa Rica is our most significant sourcing location, representing approximately 33% of our property, plant and equipment as of December 31, 2021. Excluding the U.S., no other country other than Costa Rica accounted for greater than 10% of our property, plant and equipment as of the years ended December 31, 2021 and January 1, 2021.

Total assets by geographic area represent those assets used in the operations of each geographic area.

Walmart accounted for 7% of our net sales in 2021, 9% of net sales in 2020 and 9% in 2019. These sales are reported in the banana and fresh and value-added products segments. In 2021, our top 10 customers accounted for approximately 30% of net sales as compared with 33% during 2020 and 30% for 2019.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
21. Shareholders’ Equity

Our shareholders authorized 50,000,000 preferred shares at $0.01 par value, of which none are issued or outstanding, and 200,000,000 ordinary shares of common stock at $0.01 par value, of which 47,554,695 are issued and outstanding at December 31, 2021.

On February 21, 2018, our Board of Directors approved a three-year stock repurchase program of up to $300 million of our ordinary shares that expired during the first quarter of 2021. No shares were repurchased under this program subsequent to the second quarter of 2020.

The following represents a summary of repurchase activity during years ended December 31, 2021 and January 1, 2021 (U.S. dollars in millions, except share and per share data):

	Year ended
	December 31, 2021			January 1, 2021
	Shares	USD	Average price per share	Shares	USD	Average price per share
Repurchase and retirement of ordinary shares	—	$—	$—	841,235	$20.8	$24.71

The below is a summary of the dividends paid per share for the years ended December 31, 2021 and January 1, 2021. These dividends were declared and paid within the same fiscal quarter.

Year ended
December 31, 2021		January 1, 2021
Dividend Payment Date	Cash Dividend per Ordinary Share	Dividend Payment Date	Cash Dividend per Ordinary Share
December 10, 2021	$0.15	December 4, 2020	$0.10
September 10, 2021	0.15	September 4, 2020	0.05
June 11, 2021	0.10	June 5, 2020	0.05
April 2, 2021	0.10	March 27, 2020	0.10

We paid $23.7 million in dividends during fiscal 2021 and $14.3 million during fiscal 2020.

Subsequent to fiscal 2021, there have been no ordinary share repurchases. In addition, on February 22, 2022, our Board of Directors declared a cash dividend of fifteen cents ($0.15) per share, payable on April 1, 2022 to shareholders of record on March 9, 2022.

Schedule II - Valuation and Qualifying Accounts
Fresh Del Monte Produce Inc. and Subsidiaries
(U.S. dollars in millions)
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended December 31, 2021

Deducted from asset accounts:
Valuation accounts:
Trade accounts receivable	$28.5	$(1.6)	$(5.1)	$—	$21.8
Advances to growers and other receivables	3.7	0.5	—	(0.4)	3.8
Deferred tax asset valuation allowance	370.7	72.3	(1.7)	(16.5)	424.8

Current and noncurrent accrued liabilities:
Provision for Kunia Well Site	13.0	(0.1)	—	—	12.9
Total	$415.9	$71.1	$(6.8)	$(16.9)	$463.3

Year ended January 1, 2021

Deducted from asset accounts:
Valuation accounts:
Trade accounts receivable (1)	$20.6	$5.6	$2.3	$—	$28.5
Advances to growers and other receivables (2)	3.6	0.4	—	(0.3)	3.7
Deferred tax asset valuation allowance	323.3	54.6	—	(7.2)	370.7

Current and noncurrent accrued liabilities:
Provision for Kunia Well Site	13.2	(0.2)	—	—	13.0
Total	$360.7	$60.4	$2.3	$(7.5)	$415.9

Year ended December 27, 2019

Deducted from asset accounts:
Valuation accounts:
Trade accounts receivable	$14.6	$5.2	$—	$(0.2)	$19.6
Advances to growers and other receivables	7.2	0.1	—	(3.9)	3.4
Deferred tax asset valuation allowance	291.8	35.0	1.0	(4.5)	323.3

Current and noncurrent accrued liabilities:
Provision for Kunia Well Site	13.5	(0.3)	—	—	13.2
Total	$327.1	$40.0	$1.0	$(8.6)	$359.5
(1) Beginning balance for the year ended January 1, 2021 includes $1.0 million increase reflecting the impact of our adoption of ASC 326 on the first day of fiscal 2020.
(2) Beginning balance includes $0.2 million increase reflecting the impact of our adoption of ASC 326 on the first day of fiscal 2020.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during fiscal 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Senior Vice President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that our internal control over financial reporting was effective as of December 31, 2021 based on the criteria in Internal Control - Integrated Framework issued in 2013 by COSO.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered certified public accounting firm, as stated in their report that is included elsewhere herein. That report expresses an unqualified opinion on the effectiveness of our internal control over financial reporting.

Item 9B.Other Information

None.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

Information required by Item 10 of Part III of this Annual Report on Form 10-K will be included in our definitive Proxy Statement relating to our 2022 Annual General Meeting of Shareholders with respect to directors, executive officers, audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance, is incorporated herein by reference in response to this item.

Code of Ethics

We have adopted a Code of Conduct and Business Ethics Policy (“Code of Conduct”) that applies to our principal executive officer, principal financial officer and principal accounting officer as well as all our directors, other officers and employees. Our Code of Conduct can be found on our website at www.freshdelmonte.com. We have not waived the requirements of the Code of Conduct for any directors or executive officers and there were no amendments in 2021.  We intend to disclose any amendment or waiver of the Code of Conduct promptly on our website.

Item 11.Executive Compensation

Information required by Item 11 of Part III of this Annual Report on Form 10-K will be included in our definitive Proxy Statement relating to our 2022 Annual General Meeting of Shareholders with respect to executive compensation, is incorporated herein by reference in response to this item.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 of Part III of this Annual Report on Form 10-K will be included in our definitive Proxy Statement relating to our 2022 Annual General Meeting of Shareholders with respect to security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans, is incorporated herein by reference in response to this item.

Item 13.Certain Relationships and Related Transactions, and Director Independence

Information required by Item 13 of Part III of this Annual Report on Form 10-K will be included in our definitive Proxy Statement relating to our 2022 Annual General Meeting of Shareholders with respect to certain relationships and related transactions and director independence, is incorporated herein by reference in response to this item.

Item 14.Principal Accountant Fees and Services

Information required by Item 14 of Part III of this Annual Report on Form 10-K will be included in our definitive Proxy Statement relating to our 2022 Annual General Meeting of Shareholders with respect to principal accountant fees and services, is incorporated by reference in response to this item.

PART IV

Item 15.Exhibits and Financial Statement Schedules

Consolidated Statements and Other Financial Information

The following financial statements and supplemental schedule of Fresh Del Monte Produce Inc. and its subsidiaries are included in Item 8.  Financial Statements and Supplementary Data of this Report:

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Consolidated Balance Sheets at December 31, 2021 and January 1, 2021

Consolidated Statements of Operations for the years ended December 31, 2021, January 1, 2021 and December 27, 2019

Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, January 1, 2021 and December 27, 2019

Consolidated Statements of Cash Flows for the years ended December 31, 2021, January 1, 2021 and December 27, 2019

Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest for the years ended December 31, 2021, January 1, 2021 and December 27, 2019

Notes to Consolidated Financial Statements

Supplemental Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts

Exhibits

The exhibits listed below are incorporated in this Report by reference, except for those indicated by “*” which are filed herewith (see accompanying Exhibit Index)

Exhibit No.	Description
3.1	Amended and Restated Memorandum of Association of Fresh Del Monte Produce Inc. (incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K of our fiscal year ended December 27, 2019)

3.2	Amended and Restated Articles of Association of Fresh Del Monte Produce Inc. (incorporated by reference to Exhibit 3.2 of our Annual Report on Form 10-K of our fiscal year ended December 27, 2019)

4.1	Specimen Certificate of Ordinary Shares of Fresh Del Monte Produce Inc. (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form F-1 (File No. 333-7708)).

4.2	Description of Securities (incorporated by reference to Exhibit 4.2 of our Annual Report on Form 10-K of our fiscal year ended December 27, 2019).

10.1*
License Agreement, dated as of December 5, 1989, between Del Monte Corporation and Wafer Limited (the “DMC-Wafer License”) (originally filed as Exhibit 10.3 to our Registration Statement on Form F-1 (File No. 333-7708)).

Exhibit No.	Description

10.2*
License Agreement, dated as of December 5, 1989, between Del Monte Corporation and Del Monte Tropical Fruit Company, North America (the “NAJ License”) (originally filed as Exhibit 10.4 to our Registration Statement on Form F-1 (File No. 333-7708)).

10.3*
License Agreement, dated as of December 5, 1989, between Del Monte Corporation and Del Monte Fresh Fruit International, Inc. (originally filed as Exhibit 10.5 to our Registration Statement on Form F-1 (File No. 333-7708)).

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

10.7*
Registration Rights Agreement, dated as of October 15, 1997, by and between Fresh Del Monte and FG Holdings Limited (originally filed as Exhibit 10.9 to our Registration Statement on Form F-1 (File No. 333-7708)).

10.8*
Strategic Alliance Agreement, dated as of August 29, 1997, by and between the Registrant and IAT Group Inc. (originally filed as Exhibit 10.10 to our Registration Statement on Form F-1 (File No. 333-7708)).

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

Exhibit No.	Description
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

10.20
Second Amended and Restated Subsidiary Guaranty Agreement, dated as of October 1, 2019, by and among each of the Subsidiary Guarantors and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on October 7, 2019).

10.21**
Severance Agreement and General and Full Release, dated as of January 21, 2022, by and among Del Monte Fresh Produce Company and Youssef Zakharia (incorporated by reference to Exhibit 10.21 to our Current Report on Form 8-K filed with the SEC on January 27, 2022).

10.22*,**	Form of Performance-Based Restricted Stock Unit Award issued pursuant to the provisions of the 2014 Omnibus Share Incentive Plan

10.23*,**	Form of Restricted Stock Unit Award issued pursuant to the provisions of the 2014 Omnibus Share Incentive Plan

10.24*,**	Form of Non-Employee Director Restricted Stock Unit Award issued pursuant to the provisions of the 2014 Omnibus Share Incentive Plan

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer filed pursuant to 17 CFR 240.13a-14(a).

31.2*	Certification of Chief Financial Officer filed pursuant to 17 CFR 240.13a-14(a).

32*	Certifications of Chief Executive Officer and Chief Financial Officer furnished pursuant to 17 CFR 240.13a-14(b) and 18 U.S.C. Section 1350.

101.INS*,***	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*,***	XBRL Taxonomy Extension Schema Document.

101.CAL*,***	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit No.	Description

101.DEF*,***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*,***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*,***	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.

**	Management contract or compensatory plan or arrangement.

***	Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2021 and January 1, 2021, (ii) Consolidated Statements of Operations for the years ended December 31, 2021, January 1, 2021 and December 27, 2019, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, January 1, 2021 and December 27, 2019, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2021, January 1, 2021 and December 27, 2019 and (v) Notes to Consolidated Financial Statements.

Item 16.        Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRESH DEL MONTE PRODUCE INC.

Date:	February 23, 2022	By:	/s/ Mohammed Abbas
Mohammed Abbas
Executive Vice President & Chief Operating Officer

Date:	February 23, 2022	By:	/s/ Eduardo Bezerra
Eduardo Bezerra
Senior Vice President & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 23rd day of February, 2022:

/s/ Mohammad Abu-Ghazaleh
By	Mohammad Abu-Ghazaleh
Chairman & Chief Executive Officer (Principal Executive Officer)

/s/ Eduardo Bezerra
By	Eduardo Bezerra
Senior Vice President & Chief Financial Officer (Principal Financial & Accounting Officer)

/s/ Amir Abu-Ghazaleh
By	Amir Abu-Ghazaleh
Director

/s/ Michael J. Berthelot
By	Michael J. Berthelot
Director

/s/ Mary Ann Cloyd
By	Mary Ann Cloyd
Director

/s/ Charles E. Beard Jr.
By	Charles E. Beard Jr.
Director

/s/ Kristin Colber-Baker
By	Kristin Colber-Baker
Director

/s/ Lori Tauber Marcus
By	Lori Tauber Marcus
Director

By	/s/ Ahmad Abu-Ghazaleh
Ahmad Abu-Ghazaleh
Director