Form 10-Q
period 2022-04-01
FRESH DEL MONTE PRODUCE INC
filed 2022-05-04
CIK 1047340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
———————————
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 01, 2022
OR
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

As of April 22, 2022, there were 47,818,861 ordinary shares of Fresh Del Monte Produce Inc. issued and outstanding.

Page
PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets (unaudited) as of April 1, 2022 and December 31, 2021.	1

Consolidated Statements of Operations (unaudited) for the quarters ended April 1, 2022 and April 2, 2021.	2

Consolidated Statements of Comprehensive Income (unaudited) for the quarters ended April 1, 2022 and April 2, 2021.	3

Consolidated Statements of Cash Flows (unaudited) for the quarters ended April 1, 2022 and April 2, 2021.	4

Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest (unaudited) for the quarters ended April 1, 2022 and April 2, 2021.	5

Notes to Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	29

Item 4. Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	31

Item 6. Exhibits	32

Signatures	33

PART I: FINANCIAL INFORMATION

Item 1.        Financial Statements

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)
(U.S. dollars in millions, except share and per share data)

	April 1, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$25.3	$16.1
Trade accounts receivable, net of allowance of $24.3 and $21.8, respectively	415.8	342.9
Other accounts receivable, net of allowance of $3.3 and $3.8, respectively	105.1	94.4
Inventories, net	620.5	602.8
Assets held for sale	18.2	16.2
Prepaid expenses and other current assets	33.1	24.0
Total current assets	1,218.0	1,096.4

Investments in and advances to unconsolidated companies	15.8	8.7
Property, plant and equipment, net	1,396.9	1,415.8
Operating lease right-of-use assets	199.1	199.0
Goodwill	423.4	423.7
Intangible assets, net	140.9	142.8
Deferred income taxes	51.6	53.8
Other noncurrent assets	56.1	57.9
Total assets	$3,501.8	$3,398.1
Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued expenses	$622.2	$580.1
Current maturities of debt and finance leases	1.3	1.3
Current maturities of operating leases	36.8	37.0
Income taxes and other taxes payable	16.0	10.8
Total current liabilities	676.3	629.2

Long-term debt and finance leases	562.3	527.7
Retirement benefits	90.8	90.0
Deferred income taxes	67.4	69.6
Operating leases, less current maturities	137.6	136.0
Other noncurrent liabilities	44.1	72.1
Total liabilities	1,578.5	1,524.6
Commitments and contingencies (See note 9)
Redeemable noncontrolling interest	48.7	49.5
Shareholders' equity:
Preferred shares, $0.01 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.01 par value; 200,000,000 shares authorized; 47,817,843 and 47,554,695 issued and outstanding, respectively	0.5	0.5
Paid-in capital	542.7	541.0
Retained earnings	1,346.3	1,327.7
Accumulated other comprehensive loss	(36.6)	(66.9)
Total Fresh Del Monte Produce Inc. shareholders' equity	1,852.9	1,802.3
Noncontrolling interests	21.7	21.7
Total shareholders' equity	1,874.6	1,824.0
Total liabilities, redeemable noncontrolling interest and shareholders' equity	$3,501.8	$3,398.1
See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(U.S. dollars in millions, except share and per share data)

	Quarter ended
	April 1, 2022	April 2, 2021
Net sales	$1,136.9	$1,088.3
Cost of products sold	1,047.1	983.3
Gross profit	89.8	105.0
Selling, general and administrative expenses	45.2	48.9
(Loss) gain on disposal of property, plant and equipment, net	(3.8)	2.7
Asset impairment and other charges (credits), net	1.0	(0.9)
Operating income	39.8	59.7
Interest expense	5.3	5.4
Interest income	—	0.2
Other expense, net	4.0	2.1
Income before income taxes	30.5	52.4
Income tax provision	5.8	11.0
Net income	$24.7	$41.4
Less: Net loss attributable to redeemable and noncontrolling interests	(1.1)	(1.3)
Net income attributable to Fresh Del Monte Produce Inc.	$25.8	$42.7
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Basic	$0.54	$0.90
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Diluted	$0.54	$0.90
Dividends declared per ordinary share	$0.15	$0.10
Weighted average number of ordinary shares:
Basic	47,665,122	47,427,962
Diluted	47,856,286	47,539,871

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(U.S. dollars in millions)

	Quarter ended
	April 1, 2022	April 2, 2021
Net income	$24.7	$41.4
Other comprehensive income (loss):
Net unrealized gain on derivatives, net of tax	37.8	25.6
Net unrealized foreign currency translation loss	(7.4)	(4.8)
Net change in retirement benefit adjustment, net of tax	(0.1)	(0.6)
Comprehensive income	$55.0	$61.6
Less: Comprehensive loss attributable to redeemable and noncontrolling interests	(1.1)	(1.3)
Comprehensive income attributable to Fresh Del Monte Produce Inc.	$56.1	$62.9

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(U.S. dollars in millions)

	Quarter ended
	April 1, 2022	April 2, 2021
Operating activities:
Net income	$24.7	$41.4
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	23.6	23.8
Amortization of debt issuance costs	0.1	0.1
Share-based compensation expense	1.7	1.6
Change in uncertain tax positions	0.1	1.6
Loss (gain) on disposal of property, plant and equipment	3.8	(2.7)
Deferred income taxes	(3.3)	(0.5)
Foreign currency translation adjustment	(5.3)	0.3
Other, net	2.3	(0.8)
Changes in operating assets and liabilities
Receivables	(82.2)	(69.6)
Inventories	(19.2)	(6.7)
Prepaid expenses and other current assets	(0.5)	3.8
Accounts payable and accrued expenses	53.5	57.5
Other assets and liabilities	0.4	(3.0)
Net cash (used in) provided by operating activities	(0.3)	46.8
Investing activities:
Capital expenditures	(11.1)	(33.6)
Proceeds from sales of property, plant and equipment	1.6	2.9
Cash received from settlement of derivatives not designated as hedges	—	4.6
Investments in unconsolidated companies	(7.1)	—
Other investing activities	—	0.2
Net cash used in investing activities	(16.6)	(25.9)
Financing activities:
Proceeds from debt	262.5	185.7
Payments on debt	(227.5)	(193.4)
Distributions to noncontrolling interests	—	(0.9)
Share-based awards settled in cash for taxes	(0.8)	(0.3)
Dividends paid	(7.2)	(4.7)
Other financing activities	(0.3)	0.9
Net cash provided by (used in) financing activities	26.7	(12.7)
Effect of exchange rate changes on cash	(0.6)	1.7
Net increase in cash and cash equivalents	9.2	9.9
Cash and cash equivalents, beginning	16.1	16.5
Cash and cash equivalents, ending	$25.3	$26.4
Supplemental cash flow information:
Cash paid for interest	$6.4	$6.7
Cash paid for income taxes	$2.5	$1.8
Non-cash financing and investing activities:
Right-of-use assets obtained in exchange for new operating lease obligations	$10.8	$8.4
Dividends on restricted stock units	$—	$0.2
See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(Unaudited) (U.S. dollars in millions, except share data)

	Ordinary Shares Outstanding	Ordinary Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Fresh Del Monte Produce Inc. Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interest
Balance as of December 31, 2021	47,554,695	$0.5	$541.0	$1,327.7	$(66.9)	$1,802.3	$21.7	$1,824.0	$49.5
Settlement of restricted stock units	263,148	—	—	—	—	—	—	—	—
Share-based payment expense	—	—	1.7	—	—	1.7	—	1.7	—
Disposal of noncontrolling interest	—	—	—	—	—	—	0.3	0.3	—
Dividend declared	—	—	—	(7.2)	—	(7.2)	—	(7.2)	—
Comprehensive income:
Net income (loss)	—	—	—	25.8	—	25.8	(0.3)	25.5	(0.8)
Unrealized gain on derivatives, net of tax	—	—	—	—	37.8	37.8	—	37.8	—
Net unrealized foreign currency translation loss	—	—	—	—	(7.4)	(7.4)	—	(7.4)	—
Change in retirement benefit adjustment, net of tax	—	—	—	—	(0.1)	(0.1)	—	(0.1)	—
Comprehensive income (loss)						56.1	(0.3)	55.8	(0.8)
Balance as of April 1, 2022	47,817,843	$0.5	$542.7	$1,346.3	$(36.6)	$1,852.9	$21.7	$1,874.6	$48.7

	Ordinary Shares Outstanding	Ordinary Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Fresh Del Monte Produce Inc. Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interest
Balance as of January 1, 2021	47,372,419	$0.5	$533.1	$1,271.4	$(77.0)	$1,728.0	$21.7	$1,749.7	$50.2
Settlement of restricted stock units	136,067	—	—	—	—	—	—	—	—
Share-based payment expense	—	—	1.6	—	—	1.6	—	1.6	—
Dividend declared	—	—	0.2	(4.9)	—	(4.7)	—	(4.7)	—
Comprehensive income:
Net income (loss)	—	—	—	42.7	—	42.7	(0.6)	42.1	(0.7)
Unrealized gain on derivatives, net of tax	—	—	—	—	25.6	25.6	—	25.6	—
Net unrealized foreign currency translation loss	—	—	—	—	(4.8)	(4.8)	—	(4.8)	—
Change in retirement benefit adjustment, net of tax	—	—	—	—	(0.6)	(0.6)	—	(0.6)	—
Comprehensive income (loss)						62.9	(0.6)	62.3	(0.7)
Balance as of April 2, 2021	47,508,486	$0.5	$534.9	$1,309.2	$(56.8)	$1,787.8	$21.1	$1,808.9	$49.5
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

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements for the quarter ended April 1, 2022 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for fair presentation have been included. Operating results for the quarter ended April 1, 2022 are subject to significant seasonal variations and are not necessarily indicative of the results that may be expected for the year ending December 30, 2022. For further information, refer to the Consolidated Financial Statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2021.

We are required to evaluate events occurring after April 1, 2022 for recognition and disclosure in the unaudited Consolidated Financial Statements for the quarter ended April 1, 2022. Events are evaluated based on whether they represent information existing as of April 1, 2022, which require recognition in the unaudited Consolidated Financial Statements, or new events occurring after April 1, 2022 which do not require recognition but require disclosure if the event is significant to the unaudited Consolidated Financial Statements. We evaluated events occurring subsequent to April 1, 2022 through the date of issuance of these unaudited Consolidated Financial Statements.

Certain reclassification of prior period balances have been made to conform to current presentation. Refer to Note 12.  Business Segment Data for further information.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)
2. Recently Issued Accounting Pronouncements

New Accounting Pronouncements - Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and a subsequent amendment to the guidance, ASU 2021-01 in January 2021. The ASU provides optional guidance to companies to ease the potential burden associated with transitioning away from reference rates that are expected to be discontinued. The new guidance provides optional expedients and exceptions to apply generally accepted accounting principles to contract modifications and hedging relationships, subject to certain criteria, that reference LIBOR or another reference rate expected to be discontinued. Companies can adopt the ASU immediately, however the guidance will only be available through December 31, 2022. While we are continuing to evaluate the impact of this ASU on our financial condition, results of operations and cash flows, we do not expect its impact will be material at this time.

3.  Asset Impairment and Other Charges (Credits), Net

The following represents a summary of asset impairment and other charges (credits), net recorded during the quarters ended April 1, 2022 and April 2, 2021 (U.S. dollars in millions):

	Quarter ended			Quarter ended
	April 1, 2022			April 2, 2021
	Long-lived and other asset impairment	Exit activity and other (credits) charges	Total	Long-lived and other asset impairment	Exit activity and other (credits) charges	Total
Banana segment:
Insurance recovery related to hurricanes(1)	$—	$—	$—	$—	$(0.8)	$(0.8)
Fresh and value-added products segment:
Other fresh and value-added products segment charges (credits)	—	—	—	—	(0.1)	(0.1)
Other:
Former President/COO severance expense	—	1.0	1.0	—	—	—
Total asset impairment and other charges (credits), net	$—	$1.0	$1.0	$—	$(0.9)	$(0.9)
(1) $(0.8) million insurance recovery for the quarter ended April 2, 2021 associated with damages to certain of our banana fixed assets in Guatemala caused by hurricanes Eta and Iota in the fourth quarter of 2020.

4. Income Taxes

In connection with the examination of the tax returns in two foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing aggregating approximately $156.5 million (including interest and penalties) for tax years 2012 through 2016. We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities as we believe that the proposed adjustments are without technical merit.

In one of the foreign jurisdictions, we are currently contesting tax assessments related to the 2012-2015 audit years and the 2016 audit year in both the administrative court and the judicial court. During 2019 and 2020, we filed actions contesting the tax assessment in the administrative office. Our initial challenge to each of these tax assessments was rejected and we subsequently lost our appeals at the administrative court. We have subsequently filed actions to contest each of these tax assessments in the country’s judicial courts. In addition, we have filed a request for injunction to the judicial court to stay the tax authorities collection efforts for these two tax assessments, pending final judicial decisions. The court has granted our injunction with respect to the 2016 audit year and has not yet ruled with respect to the 2012-2015 audit years. Pursuant to local law, we registered real estate collateral with an approximate fair market value of $5.7 million in connection with the grant of the 2016 audit year injunction. This real estate collateral has a net book value of $4.1 million as of the quarter ended April 1, 2022. To the extent that we are granted the injunction for the 2012-2015 audit years, we currently anticipate that additional collateral

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

4. Income Taxes (continued)

of approximately $25.0 million would be required to be posted. The registration of this real estate collateral does not affect our operations in the country.

In the other foreign jurisdiction, the administrative court denied our appeal, and on March 4, 2020 we filed an action in the judicial court to contest the administrative court's decision. The case is still pending.

We will continue to vigorously contest the adjustments and to exhaust all administrative and judicial remedies necessary in both jurisdictions to resolve the matters, which could be a lengthy process.

Income tax provision was $5.8 million for the first quarter of 2022 compared to $11.0 million for the first quarter of 2021. The decrease in the income tax provision was primarily due to decreased earnings in certain higher tax jurisdictions.

5.  Allowance for Credit Losses

We estimate expected credit losses on our trade receivables and financing receivables in accordance with Accounting Standards Codification (“ASC”) 326 - Financial Instruments - Credit Losses.

Trade Receivables

Trade receivables as of April 1, 2022 were $415.8 million, net of an allowance of $24.3 million. Our allowance for trade receivables consists of two components: a $9.6 million allowance for credit losses and a $14.7 million allowance for customer claims accounted for under the scope of ASC 606 - Revenue Recognition.

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

The table below presents a rollforward of our trade receivable allowance for credit losses for the quarters ended April 1, 2022 and April 2, 2021 (U.S. dollars in millions):

	Quarter ended
Trade receivables	April 1, 2022	April 2, 2021
Allowance for credit losses:
Balance, beginning of period	$10.2	$15.1
Provision for uncollectible amounts	(0.3)	0.1
Deductions to allowance related to write-offs	(0.3)	—
Balance, end of period	$9.6	$15.2

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

The following table details the advances to growers and suppliers based on their credit risk profile (U.S. dollars in millions):

	April 1, 2022		December 31, 2021
	Current	Past-Due	Current	Past-Due
Gross advances to growers and suppliers	$47.9	$2.8	$40.6	$5.5

The allowance for advances to growers and suppliers for the quarters ended April 1, 2022 and April 2, 2021 were as follows (U.S. dollars in millions):

	Quarter ended
	April 1, 2022	April 2, 2021
Allowance for advances to growers and suppliers:
Balance, beginning of period	$1.8	$2.1
Provision for uncollectible amounts	—	—
Balance, end of period	$1.8	$2.1

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)
6.  Share-Based Compensation

Our shareholders approved and ratified the 2014 Omnibus Share Incentive Plan (the “2014 Plan”), which allows us to grant equity-based compensation awards, including stock options, restricted stock awards and restricted stock units including performance stock units. We disclosed the significant terms of the 2014 Plan in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Stock-based compensation expense related to restricted stock units (“RSUs”) and performance stock units (“PSUs”) is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and is comprised as follows (U.S. dollars in millions):

	Quarter ended
	April 1, 2022	April 2, 2021
RSUs/PSUs	$1.7	$1.6
Total	$1.7	$1.6

Restricted Stock Units and Performance Stock Units

There were no RSUs or PSUs awarded under the 2014 Plan for the quarter ended April 1, 2022.

The following table lists the various RSUs and PSUs awarded under the 2014 Plan for the quarter ended April 2, 2021:

Date of Award	Type of award	Units awarded	Price per share
March 30, 2021	RSU	2,500	$28.67
March 1, 2021	RSU	290,021	25.85
March 1, 2021	PSU	118,192	25.85

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

7.  Inventories, net

Inventories consisted of the following (U.S. dollars in millions):

	April 1, 2022	December 31, 2021
Finished goods	$246.2	$197.9
Raw materials and packaging supplies	189.2	203.2
Growing crops	185.1	201.7
Total inventories, net	$620.5	$602.8

8.  Debt and Finance Lease Obligations

The following is a summary of long-term debt and finance lease obligations (U.S. dollars in millions):

	April 1, 2022	December 31, 2021
Senior unsecured revolving credit facility (see Credit Facility below)	$554.1	$519.1
Finance lease obligations	9.5	9.9
Total debt and finance lease obligations	563.6	529.0
Less: Current maturities	(1.3)	(1.3)
Long-term debt and finance lease obligations	$562.3	$527.7

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

8.  Debt and Finance Lease Obligations (continued)

The Second A&R Credit Agreement requires us to comply with certain financial and other covenants. Specifically, it requires us to maintain a 1) Consolidated Leverage Ratio of not more than 3.50 to 1.00 at any time during any period of four consecutive fiscal quarters, subject to certain exceptions and 2) a minimum Consolidated Interest Coverage Ratio of not less than 2.25 to 1.00 as of the end of any fiscal quarter. Additionally, it requires us to comply with certain other covenants, including limitations on capital expenditures, stock repurchases, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales, and mergers. Under the Second A&R Credit Agreement, we are permitted to declare or pay cash dividends in any fiscal year up to an amount that does not exceed the greater of (i) an amount equal to the greater of (A) 50% of the Consolidated Net Income (as defined in the Second A&R Credit Agreement) for the immediately preceding fiscal year or (B) $25 million or (ii) the greatest amount which would not cause the Consolidated Leverage Ratio (determined on a pro forma basis) to exceed 3.25 to 1.00. It also provides an allowance for stock repurchases to be an amount not exceeding the greater of (i) $150 million in the aggregate or (ii) the amount that, after giving pro forma effect thereto and any related borrowings, will not cause the Consolidated Leverage Ratio to exceed 3.25 to 1.00. As of April 1, 2022, we were in compliance with all of the covenants contained in the Second A&R Credit Agreement.

Debt issuance costs of $1.1 million and $1.3 million are included in other noncurrent assets on our Consolidated Balance Sheets as of April 1, 2022 and December 31, 2021, respectively.

We have a renewable 364-day, $25.0 million letter of credit facility with Rabobank Nederland.

The following is a summary of the material terms of the Revolving Credit Facility and other working capital facilities at April 1, 2022 (U.S. dollars in millions):

	Term	Maturity date	Interest rate	Borrowing limit	Available borrowings
Bank of America credit facility	5 years	October 1, 2024	1.83%	$1,100.0	$545.9
Rabobank letter of credit facility	364 days	June 15, 2022	Varies	25.0	16.0
Other working capital facilities	Varies	Varies	Varies	19.8	10.0
				$1,144.8	$571.9

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

As of April 1, 2022, we applied $28.2 million to letters of credit and bank guarantees issued from Rabobank Nederland, Bank of America, and other banks.

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

The estimate associated with the clean-up costs, and on which our accrual is based, is $12.9 million. As of April 1, 2022, $12.5 million was included in other noncurrent liabilities and $0.4 million was included in accounts payable and accrued expenses in the Consolidated Balance Sheets for the Kunia Well Site clean-up. We expect to expend approximately $0.4 million in 2022, $1.1 million in 2023 and $0.9 million in each of the years 2024, 2025 and 2026.

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

10.  Earnings Per Share

Basic and diluted net income per ordinary share is calculated as follows (U.S. dollars in millions, except share and per share data):

	Quarter ended
	April 1, 2022	April 2, 2021
Numerator:
Net income attributable to Fresh Del Monte Produce Inc.	$25.8	$42.7

Denominator:
Weighted average number of ordinary shares - Basic	47,665,122	47,427,962
Effect of dilutive securities - share-based awards	191,164	111,909
Weighted average number of ordinary shares - Diluted	47,856,286	47,539,871

Antidilutive awards (1)	69,900	105,485

Net income per ordinary share attributable to Fresh Del Monte Produce Inc.:
Basic	$0.54	$0.90
Diluted	$0.54	$0.90

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

11.  Retirement and Other Employee Benefits

The following table sets forth the net periodic benefit costs of our defined benefit pension plans and post-retirement benefit plans (U.S. dollars in millions):

	Quarter ended
	April 1, 2022	April 2, 2021
Service cost	$1.5	$1.6
Interest cost	1.3	1.3
Expected return on assets	(0.7)	(0.5)
Amortization of net actuarial loss	0.2	0.1
Net periodic benefit costs	$2.3	$2.5

We provide certain other retirement benefits to certain employees who are not U.S.-based and are not included above. Generally, benefits under these programs are based on an employee’s length of service and level of compensation. These programs are immaterial to our consolidated financial statements. The net periodic benefit costs related to other non-U.S. based plans is $0.8 million for the quarter ended April 1, 2022 and $0.9 million for the quarter ended April 2, 2021.

Service costs are presented in the same line item in the Consolidated Statements of Operations as other compensation costs arising from services rendered by the employees during the period. With the exception of service cost, the other components of net periodic benefit costs (which include interest costs, expected return on assets, and amortization of net actuarial losses) are recorded in the Consolidated Statements of Operations in other expense, net.

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

We evaluate performance based on several factors, of which net sales and gross profit by product are the primary financial measures (U.S. dollars in millions):

	Quarter ended
	April 1, 2022		April 2, 2021
Segments:	Net Sales	Gross Profit	Net Sales	Gross Profit
Fresh and value-added products	$672.7	$44.4	$631.0	$52.2
Banana	406.0	37.7	418.2	50.0
Other products and services	58.2	7.7	39.1	2.8
Totals	$1,136.9	$89.8	$1,088.3	$105.0

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

12.  Business Segment Data (continued)
Our segment data disclosures for the quarter ended April 2, 2021 have been adjusted to reflect a reclassification of cost of products sold between our three segments as a result of a refinement in our cost allocation methodology. The reclassification results in an increase to our fresh and value-added products segment gross profit of $0.6 million, an increase to our banana segment gross profit of $0.8 million and a decrease to our other products and services segment gross profit of $1.4 million.

	Quarter ended
Net sales by geographic region:	April 1, 2022	April 2, 2021
North America	$690.0	$648.4
Europe	199.4	190.0
Asia	114.3	122.9
Middle East	103.1	104.8
Other	30.1	22.2
Totals	$1,136.9	$1,088.3

The following table indicates our net sales by product and the percentage of the total (U.S. dollars in millions):

	Quarter ended
	April 1, 2022		April 2, 2021
Fresh and value-added products:
Fresh-cut fruit	$122.0	11%	$113.1	10%
Fresh-cut vegetables	83.7	7%	88.9	8%
Pineapples	131.5	11%	124.0	11%
Avocados	89.8	8%	83.6	8%
Non-tropical fruit	63.4	6%	60.1	6%
Prepared foods	74.0	6%	74.5	7%
Melons	43.7	4%	27.0	2%
Tomatoes	6.5	1%	8.7	1%
Vegetables	36.0	3%	31.3	3%
Other fruit and vegetables	22.1	2%	19.8	2%
Total fresh and value-added products	672.7	59%	631.0	58%
Banana	406.0	36%	418.2	38%
Other products and services	58.2	5%	39.1	4%
Totals	$1,136.9	100%	$1,088.3	100%

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

Certain of our derivative instruments contain provisions that require the current credit relationship between us and our counterparty to be maintained throughout the term of the derivative instruments. If that credit relationship changes, certain provisions could be triggered, and the counterparty could request immediate collateralization of derivative instruments in a net liability position above a certain threshold. The aggregate fair value of all derivative instruments with a credit-risk-related contingent feature that are in a liability position on April 1, 2022 is $13.5 million. As of April 1, 2022, no triggering event has occurred and thus we are not required to post collateral.

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

Foreign Currency Hedges

We are exposed to fluctuations in currency exchange rates against the U.S. dollar on our results of operations and financial condition, and we mitigate that exposure by entering into foreign currency forward contracts. Certain of our subsidiaries periodically enter into foreign currency forward contracts in order to hedge portions of forecasted sales or cost of sales denominated in foreign currencies, which generally mature within one year. Our foreign currency hedges were entered into for the purpose of hedging portions of our 2022 and 2023 foreign currency exposure.

The foreign currency forward contracts qualifying as cash flow hedges were designated as single-purpose cash flow hedges of forecasted cash flows.

We had the following outstanding foreign currency forward contracts as of April 1, 2022 (in millions):

Foreign currency contracts qualifying as cash flow hedges:	Notional amount
Euro	EUR	152.7
British pound	GBP	18.1
Japanese yen	JPY	8,225.7
Chilean peso	CLP	39,741.9
Kenyan shilling	KES	2,113.3
Korean won	KRW	17,805.0

Interest Rate Contracts

We are exposed to fluctuations in variable interest rates on our results of operations and financial condition, and we mitigate that exposure by entering into interest rate swaps. We entered into interest rate swaps in order to hedge the risk of the fluctuation on future interest payments related to our variable rate LIBOR-based borrowings through 2028.

Gains or losses on interest rate swaps are recorded in other comprehensive income (loss) and are subsequently reclassified into earnings as the interest expense on debt is recognized in earnings. At April 1, 2022, the notional value of interest rate contracts

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

13.  Derivative Financial Instruments (continued)

outstanding was $400.0 million, with $200.0 million maturing in 2024 and the remaining $200.0 million maturing in 2028. Refer to Note 8, “Debt and Finance Lease Obligations.”

Bunker Fuel Hedges

We are exposed to fluctuations in bunker fuel prices on our results of operations and financial condition, and we periodically enter into bunker fuel swap agreements which permit us to lock in bunker fuel prices and mitigate that exposure. During fiscal 2020, one of our subsidiaries entered into bunker fuel swap agreements in order to hedge portions of our fuel expenses incurred by our owned and chartered vessels throughout 2020 and 2021. We designated our bunker fuel swap agreements as cash flow hedges. As of April 1, 2022, there were no outstanding bunker fuel hedges.

The following table reflects the fair values of derivative instruments, which are designated as level 2 in the fair value hierarchy, as of April 1, 2022 and December 31, 2021 (U.S. dollars in millions):

	Derivatives designated as hedging instruments (1)
	Foreign exchange contracts		Interest rate swaps		Total
Balance Sheet location:	April 1, 2022	December 31, 2021	April 1, 2022	December 31, 2021	April 1, 2022	December 31, 2021
Asset derivatives:
Prepaid expenses and other current assets	$9.3	$0.5	$—	$—	$9.3	$0.5
Other noncurrent assets	—	—	—	—	—	—
Total asset derivatives	$9.3	$0.5	$—	$—	$9.3	$0.5

Liability derivatives:
Accounts payable and accrued expenses	$4.4	$8.1	$—	$—	$4.4	$8.1
Other noncurrent liabilities	2.9	6.1	6.2	29.4	9.1	35.5
Total liability derivatives	$7.3	$14.2	$6.2	$29.4	$13.5	$43.6

(1) See Note 14, “Fair Value Measurements”, for fair value disclosures.

We expect that $0.3 million of the net fair value of our cash flow hedges recognized as a net gain in accumulated other comprehensive loss will be transferred to earnings during the next 12 months and a net loss of $5.0 million over a period of approximately 6 years, along with the earnings effect of the related forecasted transactions.

The following table reflects the effect of derivative instruments on the Consolidated Statements of Comprehensive Income for the quarters ended April 1, 2022 and April 2, 2021 (U.S. dollars in millions):

	Net amount of gain recognized in other comprehensive income (loss) on derivatives
	Quarter ended
Derivative instruments	April 1, 2022	April 2, 2021
Foreign exchange contracts	$17.6	$11.1
Bunker fuel swaps	—	2.5
Interest rate swaps, net of tax	20.2	12.0
Total	$37.8	$25.6

Refer to Note 15, “Accumulated Other Comprehensive Loss”, for the effect of derivative instruments on the Consolidated Statements of Operations related to amounts reclassified from accumulated other comprehensive loss for the quarters ended April 1, 2022 and April 2, 2021.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

14.  Fair Value Measurements

Fair Value of Derivative Instruments

Our derivative assets or liabilities include foreign exchange and interest rate derivatives that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk as well as an evaluation of our counterparties' credit risks. We use an income approach to value our outstanding foreign currency and interest rate hedges, which consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contract using current market information as of the measurement date such as foreign currency spot rates, forward rates and interest rates. Additionally, we include an element of default risk based on observable inputs into the fair value calculation. Based on these inputs, the derivative assets or liabilities are classified within Level 2 of the valuation hierarchy.

The following table provides a summary of the fair values of our derivative financial instruments measured on a recurring basis (U.S. dollars in millions):

Fair value measurements
	Foreign currency forward contracts, net asset (liability)		Interest rate contracts, net liability
	April 1, 2022	December 31, 2021	April 1, 2022	December 31, 2021
Quoted prices in active markets for identical assets (Level 1)	$—	$—	$—	$—
Significant observable inputs (Level 2)	2.0	(13.7)	(6.2)	(29.4)
Significant unobservable inputs (Level 3)	—	—	—	—

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

Fair Value of Non-Financial Assets

The fair value of the banana reporting unit's goodwill and the prepared food reporting unit's goodwill and remaining trade names and trademarks are highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets. We disclosed the sensitivity related to the banana reporting unit's goodwill and the prepared food reporting unit's goodwill and remaining trade names and trademarks in our notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

14.  Fair Value Measurements (continued)

During fiscal 2020, we performed a comprehensive review of our asset portfolio and identified non-strategic and underutilized property, plant, and equipment assets across various of our regions to dispose of while reducing costs and driving further efficiencies in our operations (the “Optimization Program”). Certain of these assets met the held for sale criteria as of April 1, 2022, and primarily relate to our fresh and value-added products segment. Included in the $18.2 million of assets held for sale as of April 1, 2022 were the following: $7.1 million consists of a facility and related assets in the United States, $2.2 million is related to vacant land in Mexico, $3.9 million consists of facilities and farm land in South America, and the remaining $5.0 million consists of farm land and associated assets primarily located in Asia and Central America. These assets are recognized at the lower of cost or fair value less cost to sell. The fair value measurements for our held for sale assets are generally based on Level 3 inputs, which include information obtained from third-party appraisals.

15.  Accumulated Other Comprehensive Loss

The following table includes the changes in accumulated other comprehensive loss by component (U.S. dollars in millions):

	Changes in Accumulated Other Comprehensive Loss by Component (1)
	Cash Flow Hedges		Foreign Currency Translation Adjustment		Retirement Benefit Adjustment	Total
	Quarter ended April 1, 2022
Balance at December 31, 2021	$(40.9)		$(17.4)		$(8.6)	$(66.9)
Other comprehensive income (loss) before reclassifications	33.5	(3)	(7.4)	(2)	(0.3)	25.8
Amounts reclassified from accumulated other comprehensive loss	4.3		—		0.2	4.5
Net current period other comprehensive income (loss)	37.8		(7.4)		(0.1)	30.3
Balance at April 1, 2022	$(3.1)		$(24.8)		$(8.7)	$(36.6)

	Quarter ended April 2, 2021
Balance at January 1, 2021	$(49.6)		$(3.3)		$(24.1)	$(77.0)
Other comprehensive income (loss) before reclassifications	24.4	(3)	(4.8)	(2)	(0.8)	18.8
Amounts reclassified from accumulated other comprehensive loss	1.2	(4)	—		0.2	1.4
Net current period other comprehensive income (loss)	25.6		(4.8)		(0.6)	20.2
Balance at April 2, 2021	$(24.0)		$(8.1)		$(24.7)	$(56.8)

(1) All amounts are net of tax and noncontrolling interest.
(2) Includes a loss of $2.6 million and $3.4 million for the quarter ended April 1, 2022 and quarter ended April 2, 2021, respectively, on intra-entity foreign currency transactions that are of a long-term-investment nature.
(3) Includes a tax effect of $(3.0) million and $(1.8) million for the quarter ended April 1, 2022 and quarter ended April 2, 2021, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

15.  Accumulated Other Comprehensive Loss (continued)

The following table includes details about amounts reclassified from accumulated other comprehensive loss by component (U.S. dollars in millions):

	Amount of (gain) loss reclassified from accumulated other comprehensive loss
	Quarter ended
Details about accumulated other comprehensive loss components	April 1, 2022	April 2, 2021	Affected line item in the statement where net income is presented
Cash flow hedges:
Designated as hedging instruments:
Foreign currency cash flow hedges	$(1.6)	$0.6	Net sales
Foreign currency cash flow hedges	3.2	0.4	Cost of products sold
Interest rate swaps	2.7	2.8	Interest expense
Bunker fuel swaps no longer designated as hedging instruments	—	(1.6)	Cost of products sold
Bunker fuel swaps no longer designated as hedging instruments	—	(1.0)	Other expense, net
Total	$4.3	$1.2

Amortization of retirement benefits:
Actuarial losses	0.2	0.2	Other expense, net
Total	$0.2	$0.2

16.  Shareholders’ Equity

Our shareholders have authorized 50,000,000 preferred shares at $0.01 par value, of which none are issued or outstanding at April 1, 2022, and 200,000,000 ordinary shares at $0.01 par value, of which 47,817,843 are issued and outstanding at April 1, 2022.

The below is a summary of the dividends paid per share for the quarters ended April 1, 2022 and April 2, 2021. These dividends were declared and paid within the same fiscal quarter.

Quarter ended
April 1, 2022		April 2, 2021
Dividend Payment Date	Cash Dividend per Ordinary Share	Dividend Payment Date	Cash Dividend per Ordinary Share
April 1, 2022	$0.15	April 2, 2021	$0.10

We paid $7.2 million in dividends during the quarter ended April 1, 2022 and $4.7 million in dividends during the quarter ended April 2, 2021.

On May 3, 2022, our Board of Directors declared a quarterly cash dividend of fifteen cents ($0.15) per share, payable on June 10, 2022, to shareholders of record on May 18, 2022.

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

Our vision is to inspire healthy lifestyles through wholesome and convenient products. Our strategy is founded on six goals:

COVID-19 Pandemic and Current Economic Environment

In March 2020, the World Health Organization declared the outbreak of coronavirus (“COVID-19”) a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. These factors have resulted in inflationary and cost pressures that have significantly increased, and continue to adversely impact, our production and distribution costs, including costs of packaging materials, fertilizer, labor, fuel, and ocean and inland freight. We are also experiencing pressure on our supply chain due to strained transportation capacity and lack of sufficient labor availability. In addition, the invasion of Ukraine by Russia in early 2022 has led to further economic disruption. While we do not operate in Ukraine and while our operations in Russia are not material, the conflict has exacerbated inflationary cost pressures and supply chain constraints which have negatively impacted the global economy and our business.

In response to these ongoing inflationary and cost pressures, we began instituting price increases on the majority of our products during the latter part of 2021. Additionally, certain of our contracts for key products include contractually indexed fuel and freight surcharges that vary depending on commodity pricing. While we expect that these inflation-justified price increases and surcharges will continue to help mitigate our increased costs, our gross profit continues to be negatively impacted by these unfavorable market conditions as reflected in our first quarter of 2022 financial results. We believe these factors will continue to adversely impact our financial performance in future periods.

The recent events surrounding the global economy and COVID-19 pandemic continue to evolve. Although we believe that we will ultimately emerge from these events well positioned for long-term growth, uncertainties remain and, as such, we cannot reasonably estimate the duration or extent of these adverse factors on our business, operating results, and long-term liquidity position.

Optimization Program

During fiscal 2020, we performed a comprehensive review of our asset portfolio aimed at identifying non-strategic and underutilized assets to dispose of while reducing costs and driving further efficiencies in our operations (hereon referred to as the “Optimization Program”). As a result of the review, we identified assets across all of our regions, primarily consisting of underutilized facilities and land, which we made a strategic decision to sell for total anticipated cash proceeds of approximately $100.0 million. As of the quarter ended April 1, 2022, we have received cash proceeds of $58.6 million in connection with asset sales under the Optimization Program (approximately $57.0 million of which was received during fiscal years 2020 and 2021). Due to challenging market conditions which have resulted in delays of some of the asset sales, in part driven by COVID-19 travel restrictions, the completion of the program has extended beyond the originally anticipated timeframe of the first quarter of 2022.

Income Taxes

In connection with the examination of the tax returns in two foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing aggregating approximately $156.5 million (including interest and penalties) for tax years 2012 through 2016. We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities as we believe that the proposed adjustments are without technical merit.

In one of the foreign jurisdictions, we are currently contesting tax assessments related to the 2012-2015 audit years and the 2016 audit year in both the administrative court and the judicial court. During 2019 and 2020, we filed actions contesting the tax assessment in the administrative office. Our initial challenge to each of these tax assessments was rejected and we subsequently lost our appeals at the administrative court. We have subsequently filed actions to contest each of these tax assessments in the country’s judicial courts. In addition, we have filed a request for injunction to the judicial court to stay the tax authorities collection efforts for these two tax assessments, pending final judicial decisions. The court has granted our injunction with respect to the 2016 audit year and has not yet ruled with respect to the 2012-2015 audit years. Pursuant to local law, we registered real estate collateral with an approximate fair market value of $5.7 million in connection with the grant of the 2016 audit year injunction. This real estate collateral has a net book value of $4.1 million as of the quarter ended April 1, 2022. To the extent that we are granted the injunction for the 2012-2015 audit years, we currently anticipate that additional collateral of approximately $25.0 million would be required to be posted. The registration of this real estate collateral does not affect our operations in the country.

In the other foreign jurisdiction, the administrative court denied our appeal, and on March 4, 2020 we filed an action in the judicial court to contest the administrative court's decision. The case is still pending.

We will continue to vigorously contest the adjustments and to exhaust all administrative and judicial remedies necessary in both jurisdictions to resolve the matters, which could be a lengthy process.

RESULTS OF OPERATIONS

Consolidated Financial Results

The following summarizes the more significant factors impacting our operating results for the quarter ended April 1, 2022 (also referred to as the “first quarter of 2022”) and April 2, 2021 (also referred to as the “first quarter of 2021”).

	Quarter ended
	April 1, 2022	April 2, 2021
Net sales	$1,136.9	$1,088.3
Gross profit	89.8	105.0
Selling, general and administrative expenses	45.2	48.9
Operating income	39.8	59.7

Net Sales - Net sales for the first quarter of 2022 increased $48.6 million, or approximately 5%, when compared with the first quarter of 2021. Net sales benefited from the inflation-justified price increases we implemented in the fourth quarter of 2021. Partially offsetting the increase in net sales was the negative impact of fluctuations in exchange rates primarily versus the euro and Japanese yen compared with the prior-year period. Additionally, lack of availability of third-party shipping capacity on certain shipping routes substantially limited the sales of various products. However, due to fluctuating market conditions, the impact cannot be quantified.

Gross Profit - Gross profit for the first quarter of 2022 was $89.8 million compared with $105.0 million in the first quarter of 2021. Despite higher net sales, gross profit was negatively impacted by worsening inflationary and other cost pressures compared to the prior-year period. Higher costs across-the-board including costs of packaging materials, fertilizers, ocean and inland freight, fuel and labor offset our higher net sales. Additionally, fluctuations in exchange rates were also unfavorable.

Selling, General and Administrative Expenses - Selling, general and administrative expenses decreased $3.7 million, or 8%, in the first quarter of 2022 when compared with the first quarter of 2021. The decrease was primarily due to lower administrative expenses in the current period.

(Loss) Gain on Disposal of Property, Plant and Equipment, Net - The loss on disposal of property, plant and equipment, net of $(3.8) million during the first quarter of 2022 primarily related to the disposal of low-yielding banana plants in Central America. The gain on disposal of property, plant and equipment, net of $2.7 million during the first quarter of 2021 primarily related to a gain on the sale of a refrigerated vessel.

Asset Impairment and Other Charges (Credits), Net - Asset impairment and other charges (credits), net were $1.0 million during the first quarter of 2022, as compared with $(0.9) million during the first quarter of 2021. Asset impairment and other charges (credits), net for the first quarter of 2022 primarily related to severance expenses in connection with the departure of our former President and Chief Operating Officer. For the first quarter of 2021, asset impairment and other charges (credits), net primarily consisted of an insurance recovery associated with damages to fixed assets in Guatemala caused by two hurricanes in the fourth quarter of 2020.

Operating Income - Operating income decreased by $19.9 million in the first quarter of 2022 when compared with the prior-year period. The decrease in operating income was primarily driven by lower gross profit and the net impact of disposals of property, plant, and equipment, partially offset by lower selling, general and administrative expenses.

Interest Expense - Interest expense in the first quarter of 2022 was relatively flat when compared with the prior-year period.

Other Expense, Net - Other expense, net increased by $1.9 million in the first quarter of 2022 when compared with the first quarter of 2021 primarily as a result of the prior-year period including a gain related to fuel derivatives that were no longer designated as hedging instruments, partially offset by lower foreign exchange losses in the current year period.

Income Tax Provision - Income tax provision was $5.8 million for the first quarter of 2022 when compared with $11.0 million for the first quarter of 2021. The decrease in the income tax provision was primarily due to decreased earnings in certain higher tax jurisdictions.

Financial Results by Segment

The following table presents net sales and gross profit by segment (U.S. dollars in millions), and in each case, the percentage of the total represented thereby and gross margin percentage:

	Quarter ended
	April 1, 2022					April 2, 2021
Segment	Net Sales		Gross Profit		Gross Margin	Net Sales		Gross Profit		Gross Margin
Fresh and value-added products	$672.7	59%	$44.4	49%	6.6%	$631.0	58%	$52.2	50%	8.3%
Banana	406.0	36%	37.7	42%	9.3%	418.2	38%	50.0	47%	12.0%
Other products and services	58.2	5%	7.7	9%	13.1%	39.1	4%	2.8	3%	7.3%
Totals	$1,136.9	100%	$89.8	100%	7.9%	$1,088.3	100%	$105.0	100%	9.7%

First Quarter of 2022 Compared with First Quarter of 2021

Fresh and value-added products

Net sales for the first quarter of 2022 increased by $41.7 million, or 7%, when compared with the prior-year period, as a result of increased net sales across most product categories primarily due to higher pricing.

Gross profit for the first quarter of 2022 was $44.4 million compared with $52.2 million in the first quarter of 2021. Despite higher net sales, gross profit in the segment continued to be negatively impacted by inflationary and other cost pressures, which resulted in higher per unit production and distribution costs. Specifically, the cost of packaging materials, fertilizers, ocean and inland freight, labor, and fuel increased compared with the prior-year period. In addition, lower gross profit of melons, a seasonal product, negatively impacted segment performance. As a result, gross margin decreased to 6.6% compared with 8.3% in the prior-year period.

Gross profit in the fresh and value-added products segment included $3.1 million of other product-related charges in the first quarter of 2021 related to inventory write-offs of non-tropical fruit caused by severe rainstorms in Chile. There were no other product-related charges in the first quarter of 2022.

Banana

Net sales for the first quarter of 2022 decreased by $12.2 million, or 3%, when compared with the prior-year period, primarily as a result of lower sales volume in North America, partially offset by increased pricing.

Gross profit for the first quarter of 2022 was $37.7 million compared with $50.0 million in the first quarter of 2021. Despite higher pricing compared to the prior-year period, higher cost and lower sales volume negatively impacted gross profit. Specifically, the cost of packaging materials, fertilizers, ocean and inland freight, fuel, and labor increased compared with the first quarter of 2021. As a result of these factors, gross margin decreased to 9.3% compared with 12.0% in the prior-year period.

Gross profit for the banana segment included a $1.5 million net insurance recovery in the first quarter of 2021 associated with hurricane damages in Central America in the fourth quarter of 2020. There were no other product-related charges in the first quarter of 2022.

Other products and services

Net sales for the first quarter of 2022 increased $19.1 million, or 49%, when compared with the prior-year period mainly due to higher net sales of third-party freight services. Our fleet of vessels has enabled the expansion of our commercial cargo services, which are benefiting from elevated shipping rates and demand due to current supply chain constraints and inflationary pressures.

Gross profit increased $4.9 million as a result of higher net sales. Gross margin increased to 13.1% from 7.3%.

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

A summary of our cash flows is as follows (U.S. dollars in millions):

	Quarter ended
	April 1, 2022	April 2, 2021
Summary cash flow information:
Net cash (used in) provided by operating activities	$(0.3)	$46.8
Net cash used in investing activities	(16.6)	(25.9)
Net cash provided by (used in) financing activities	26.7	(12.7)
Effect of exchange rate changes on cash	(0.6)	1.7
Net increase in cash and cash equivalents	9.2	9.9
Cash and cash equivalents, beginning	16.1	16.5
Cash and cash equivalents, ending	25.3	26.4

Operating Activities

Net cash used in operating activities was $0.3 million for the first quarter of 2022 compared with net cash provided by operating activities of $46.8 million for the first quarter of 2021, a decrease of $47.1 million. The decrease was primarily attributable to (1) lower net income, (2) higher levels of accounts receivable, mainly due to higher sales in the current period and the timing of collections, and (3) higher levels of finished goods inventory, in part driven by the increase in cost of goods as a result of inflationary cost pressures.

At April 1, 2022, we had working capital of $541.7 million compared with $467.2 million at December 31, 2021, an increase of $74.5 million. The increase in working capital was mainly due to higher levels of receivables, primarily due to seasonal variations and higher sales prices, and higher levels of finished goods inventory. Partially offsetting the increase in working capital were higher levels of accounts payable and accrued expenses, primarily due to the increase in inventory purchases combined with the timing of period end payments to suppliers.

Investing Activities

Net cash used in investing activities for the first quarter of 2022 was $16.6 million compared with $25.9 million for the first quarter of 2021. Net cash used in investing activities for the first quarter of 2022 primarily consisted of capital expenditures of $11.1 million, which mainly included expenditures related to (1) improvements to our operations and production facilities in North America, including operational investments in automation and data-driven technology, (2) improvements to our pineapple operations in Central America and Kenya, and (3) improvements to and expansion of our banana operations in Central America. Net cash used in investing activities for the first quarter of 2022 also reflects $7.1 million in investments in unconsolidated companies in the food and nutrition sector that align with our long-term strategy and vision. Partially offsetting the net cash used in investing activities were proceeds from the sale of property, plant and equipment of $1.6 million.

Net cash used in investing activities for the first quarter of 2021 primarily consisted of capital expenditures of $33.6 million, mainly related to the purchase of our refrigerated container ships and expansion and improvements to facilities in North America and Asia. These capital expenditures related to both our banana and fresh and value-added products business segments. Partially offsetting the net cash used in investing activities were $4.6 million in proceeds from the settlement of derivative instruments which were no longer designated in hedging relationships and $2.9 million in proceeds from the sale of property, plant and equipment.

Financing Activities

Net cash provided by financing activities for the first quarter of 2022 was $26.7 million compared with net cash used in financing activities of $12.7 million for the first quarter of 2021. Net cash provided by financing activities for the first quarter of 2022 primarily consisted of net borrowings on debt of $35.0 million, partially offset by dividends paid of $7.2 million.
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
Pursuant to the terms of the Second A&R Credit Agreement, amounts borrowed under the Revolving Credit Facility accrue interest, at our election, at either (i) the Eurocurrency Rate (as defined in the Second A&R Credit Agreement) plus a margin that ranges from 1.0% to 1.5% or (ii) the Base Rate (as defined in the Second A&R Credit Agreement) plus a margin that ranges from 0% to 0.5%, in each case based on our Consolidated Leverage Ratio (as defined in the Second A&R Credit Agreement). The Second A&R Credit Agreement interest rate grid provides for five pricing levels for interest rate margins. At April 1, 2022, we had borrowings of $554.1 million outstanding under the Revolving Credit Facility bearing interest at a per annum rate of 1.83%.  In addition, we pay an unused commitment fee.
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

The Second A&R Credit Agreement requires us to comply with certain financial and other covenants. Specifically, it requires us to maintain a 1) Consolidated Leverage Ratio of not more than 3.50 to 1.00 at any time during any period of four consecutive fiscal quarters, subject to certain exceptions and 2) a minimum Consolidated Interest Coverage Ratio of not less than 2.25 to 1.00 as of the end of any fiscal quarter. Additionally, it requires us to comply with certain other covenants, including limitations on capital expenditures, stock repurchases, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales, and mergers. Under the Second A&R Credit Agreement, we are permitted to declare or pay cash dividends in any fiscal year up to an amount that does not exceed the greater of (i) an amount equal to the greater of (A) 50% of the Consolidated Net Income (as defined in the Second A&R Credit Agreement) for the immediately preceding fiscal year or (B) $25 million or (ii) the greatest amount which would not cause the Consolidated Leverage Ratio (determined on a pro forma basis) to exceed 3.25 to 1.00. It also provides an allowance for stock repurchases to be an amount not exceeding the greater of (i) $150 million in the aggregate or (ii) the amount that, after giving pro forma effect thereto and any related borrowings, will not cause the Consolidated Leverage Ratio to exceed 3.25 to 1.00. As of April 1, 2022, we were in compliance with all of the covenants contained in the Second A&R Credit Agreement.

We have a renewable 364-day, $25.0 million letter of credit facility with Rabobank Nederland.

As of April 1, 2022, we had $571.9 million of borrowing availability under committed working capital facilities, primarily under the Revolving Credit Facility.

As of April 1, 2022, we applied $28.2 million to letters of credit and bank guarantees issued from Rabobank Nederland, Bank of America, and other banks.

While we believe that our cash on hand, borrowing capacity available under our Revolving Credit Facility, and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months, we cannot predict whether future developments associated with the current economic environment or COVID-19 pandemic will materially adversely affect our long-term liquidity position. Our liquidity assumptions, the adequacy of our available funding sources, and our ability to meet our Revolving Credit Facility covenants are dependent on many additional factors, including those set forth in “Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2021.

Contractual Obligations

As of April 1, 2022, there were no material changes in our commitments or contractual obligations as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K for the fiscal year ended December 31, 2021. There were no material changes to these critical accounting policies or estimates during the first quarter of 2022.

Fair Value Measurements

We are exposed to fluctuations in currency exchange rates against the U.S. dollar on our results of operations and financial condition and we mitigate that exposure by entering into foreign currency forward contracts. Certain of our subsidiaries periodically enter into foreign currency forward contracts in order to hedge portions of forecasted sales or cost of sales denominated in foreign currencies with forward contracts and options, which generally expire within one year. The fair value of our foreign currency cash flow hedges was a net asset position of $2.0 million as of April 1, 2022 compared to a net liability position of $13.7 million as of December 31, 2021 due to the relative strengthening or weakening of exchange rates when compared to contracted rates.

We are exposed to fluctuations in variable interest rates on our results of operations and financial condition, and we mitigate that exposure by entering into interest rate swaps from time to time. During 2018, we entered into interest rate swaps in order to hedge the risk of the fluctuation on future interest payments related to a portion of our variable rate LIBOR-based borrowings through 2028. The fair value of our interest rate swap cash flow hedges was a net liability position of $6.2 million as of April 1, 2022 compared to $29.4 million as of December 31, 2021. The decrease in our liability position is due to the relative increase in variable interest rates when compared to the rates as of December 31, 2021.

We enter into derivative instruments with counterparties that are highly rated and do not expect a deterioration of our counterparty’s credit ratings; however, the deterioration of our counterparty’s credit ratings would affect the Consolidated Financial Statements in the recognition of the fair value of the hedges that would be transferred to earnings as the contracts settle. We expect that $0.3 million of the net fair value of our cash flow hedges recognized as a net gain in accumulated other comprehensive loss will be transferred to earnings during the next 12 months and a net loss of $5.0 million over a period of approximately 6 years, along with the earnings effect of the related forecasted transactions.

The fair value of the banana reporting unit's goodwill and the prepared food reporting unit's goodwill and remaining trade names and trademarks are highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets. We disclosed the sensitivity related to the banana reporting unit's goodwill and the prepared food reporting unit's goodwill and trade names and trademarks in our Annual Report on Form 10-K for the year ended December 31, 2021. During the quarter ended April 1, 2022, we did not record impairment charges associated with these reporting units or trade names and trademarks, however we continue to monitor their performance.

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

Seasonality

Interim results are subject to significant variations and may not be indicative of the results of operations that may be expected for the entire 2022 fiscal year. Due to seasonal sales price fluctuations, we have historically realized a greater portion of our net sales and gross profit during the first two calendar quarters of the year. The sales price of any fresh produce item fluctuates throughout the year due to the supply of and demand for that particular item, as well as the pricing and availability of other fresh produce items, many of which are seasonal in nature. See the information under the caption “Seasonality” provided in Item 1. Business, of our Annual Report on Form 10-K for the year ended December 31, 2021.

Forward-Looking Statements

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements regarding:
•our expectations regarding future financial and operational performance, including gross margins for our business as a whole and our reporting segments;
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
•our beliefs related to the sufficiency of our capital resources;
•our expectations concerning the fair value of hedges, including the timing and impact to our results;
•our expectations regarding estimated liabilities related to environmental cleanup; and
•our plans and future performance.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. These various factors include, but are not limited to, the following:
•the impact of the ongoing pandemic and the war in Ukraine on our business, suppliers, customers, consumers, employees, and communities, including the inflationary impact on fuel, petroleum-based products such as fertilizer and packaging materials;
•disruptions or inefficiencies in our operations and supply chain, including any impact of the pandemic, the war in Ukraine and the inflationary environment;
•the impact of inflation;
•the duration and spread of the pandemic and related government restrictions and our ability to maintain the safety of our workforce, especially outside the U.S.;
•our ability to successfully execute our long-term strategy;

•the impact of governmental trade restrictions, including adverse governmental regulation that may impact our ability to access certain markets;
•the ability to meet our anticipated cash needs;
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
•our ability to find contingency plans to protect our and our suppliers’ banana crops from vascular diseases;
•competitive pressures and our ability to realize the full benefits of the inflation driven price increases implemented;
•disruptions or issues that impact our production facilities or complex logistics network;
•the availability of sufficient labor during peak growing and harvesting seasons;
•the impact of foreign currency fluctuations, including the effectiveness of our hedging activities;
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
•the impact of changes in tax accounting or tax laws (or interpretations thereof), the impact of claims or adjustments proposed by the Internal Revenue Service or other foreign taxing authorities in connection with our current or future tax audits and our ability to successfully contest such tax claims and pursue necessary remedies;
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

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4.        Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 1, 2022. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Such officers also confirm that there were no changes to our internal control over financial reporting during the quarter ended April 1, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

Tax related matters

In connection with the examination of the tax returns in two foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing aggregating approximately $156.5 million (including interest and penalties) for tax years 2012 through 2016. We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities as we believe that the proposed adjustments are without technical merit.

In one of the foreign jurisdictions, we are currently contesting tax assessments related to the 2012-2015 audit years and the 2016 audit year in both the administrative court and the judicial court. During 2019 and 2020, we filed actions contesting the tax assessment in the administrative office. Our initial challenge to each of these tax assessments was rejected and we subsequently lost our appeals at the administrative court. We have subsequently filed actions to contest each of these tax assessments in the country’s judicial courts. In addition, we have filed a request for injunction to the judicial court to stay the tax authorities collection efforts for these two tax assessments, pending final judicial decisions. The court has granted our injunction with respect to the 2016 audit year and has not yet ruled with respect to the 2012-2015 audit years. Pursuant to local law, we registered real estate collateral with an approximate fair market value of $5.7 million in connection with the grant of the 2016 audit year injunction. This real estate collateral has a net book value of $4.1 million as of the quarter ended April 1, 2022. To the extent that we are granted the injunction for the 2012-2015 audit years, we currently anticipate that additional collateral of approximately $25.0 million would be required to be posted. The registration of this real estate collateral does not affect our operations in the country.

In the other foreign jurisdiction, the administrative court denied our appeal, and on March 4, 2020 we filed an action in the judicial court to contest the administrative court's decision. The case is still pending.

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
_____________________
*    Furnished herewith.
**    Filed herewith.
***    Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of April 1, 2022 and December 31, 2021, (ii) Consolidated Statements of Operations for the quarters ended April 1, 2022 and April 2, 2021, (iii) Consolidated Statements of Comprehensive Income for the quarters ended April 1, 2022 and April 2, 2021, (iv) Consolidated Statements of Cash Flows for the quarters ended April 1, 2022 and April 2, 2021, (v) Consolidated Statements of Shareholders' Equity and Redeemable Noncontrolling Interest for the quarters ended April 1, 2022 and April 2, 2021 and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fresh Del Monte Produce Inc.

Date:	May 4, 2022	By:	/s/ Mohammed Abbas
Mohammed Abbas
Executive Vice President & Chief Operating Officer

		By:	/s/ Monica Vicente
Monica Vicente
Senior Vice President & Chief Financial Officer