Form 10-Q
period 2022-07-01
FRESH DEL MONTE PRODUCE INC
filed 2022-08-03
CIK 1047340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
———————————
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 01, 2022
OR
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

As of July 22, 2022, there were 47,832,974 ordinary shares of Fresh Del Monte Produce Inc. issued and outstanding.

Page
PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets (unaudited) as of July 1, 2022 and December 31, 2021.	1

Consolidated Statements of Operations (unaudited) for the quarters and six months ended July 1, 2022 and July 2, 2021.	2

Consolidated Statements of Comprehensive Income (unaudited) for the quarters and six months ended July 1, 2022 and July 2, 2021.	3

Consolidated Statements of Cash Flows (unaudited) for the six months ended July 1, 2022 and July 2, 2021.	4

Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest (unaudited) for the quarters and six months ended July 1, 2022 and July 2, 2021.	5

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3. Quantitative and Qualitative Disclosures About Market Risk	34

Item 4. Controls and Procedures	35

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	36

Item 5. Other Information	36

Item 6. Exhibits	37

Signatures	38

PART I: FINANCIAL INFORMATION

Item 1.        Financial Statements

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)
(U.S. dollars in millions, except share and per share data)

	July 1, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$15.6	$16.1
Trade accounts receivable, net of allowance of $25.7 and $21.8, respectively	396.4	342.9
Other accounts receivable, net of allowance of $3.3 and $3.8, respectively	99.0	94.4
Inventories, net	568.5	602.8
Assets held for sale	26.1	16.2
Prepaid expenses and other current assets	39.5	24.0
Total current assets	1,145.1	1,096.4
Investments in and advances to unconsolidated companies	16.9	8.7
Property, plant and equipment, net	1,369.8	1,415.8
Operating lease right-of-use assets	195.0	199.0
Goodwill	422.8	423.7
Intangible assets, net	138.9	142.8
Deferred income taxes	55.4	53.8
Other noncurrent assets	51.8	57.9
Total assets	$3,395.7	$3,398.1
Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued expenses	$606.6	$580.1
Current maturities of debt and finance leases	1.3	1.3
Current maturities of operating leases	37.9	37.0
Income taxes and other taxes payable	17.2	10.8
Total current liabilities	663.0	629.2
Long-term debt and finance leases	470.6	527.7
Retirement benefits	88.7	90.0
Deferred income taxes	69.3	69.6
Operating leases, less current maturities	130.1	136.0
Other noncurrent liabilities	42.0	72.1
Total liabilities	1,463.7	1,524.6
Commitments and contingencies (See note 9)
Redeemable noncontrolling interest	48.8	49.5
Shareholders' equity:
Preferred shares, $0.01 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.01 par value; 200,000,000 shares authorized; 47,832,974 and 47,554,695 issued and outstanding, respectively	0.5	0.5
Paid-in capital	544.0	541.0
Retained earnings	1,360.3	1,327.7
Accumulated other comprehensive loss	(43.4)	(66.9)
Total Fresh Del Monte Produce Inc. shareholders' equity	1,861.4	1,802.3
Noncontrolling interests	21.8	21.7
Total shareholders' equity	1,883.2	1,824.0
Total liabilities, redeemable noncontrolling interest and shareholders' equity	$3,395.7	$3,398.1
See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(U.S. dollars in millions, except share and per share data)

	Quarter ended		Six months ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Net sales	$1,211.9	$1,141.6	$2,348.9	$2,229.9
Cost of products sold	1,131.2	1,031.6	2,178.4	2,014.8
Gross profit	80.7	110.0	170.5	215.1
Selling, general and administrative expenses	47.3	51.4	92.5	100.3
Gain (loss) on disposal of property, plant and equipment, net	1.6	1.1	(2.2)	3.8
Asset impairment and other charges (credits), net	0.7	0.4	1.7	(0.4)
Operating income	34.3	59.3	74.1	119.0
Interest expense	5.8	5.2	11.1	10.6
Interest income	0.1	—	0.1	0.2
Other expense, net	2.6	1.6	6.7	3.7
Income before income taxes	26.0	52.5	56.4	104.9
Income tax provision	4.9	4.8	10.7	15.8
Net income	$21.1	$47.7	$45.7	$89.1
Less: Net (loss) income attributable to redeemable and noncontrolling interests	(0.1)	0.5	(1.2)	(0.8)
Net income attributable to Fresh Del Monte Produce Inc.	$21.2	$47.2	$46.9	$89.9
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Basic	$0.44	$0.99	$0.98	$1.89
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Diluted	$0.44	$0.99	$0.98	$1.89
Dividends declared per ordinary share	$0.15	$0.10	$0.30	$0.20
Weighted average number of ordinary shares:
Basic	47,825,758	47,518,668	47,745,440	47,473,315
Diluted	47,887,123	47,699,536	47,871,704	47,619,704

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(U.S. dollars in millions)

	Quarter ended		Six months ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Net income	$21.1	$47.7	$45.7	$89.1
Other comprehensive income (loss):
Net unrealized gain (loss) on derivatives, net of tax	6.6	(7.6)	44.4	18.0
Net unrealized foreign currency translation (loss) gain	(14.0)	0.5	(21.4)	(4.3)
Net change in retirement benefit adjustment, net of tax	0.6	(0.3)	0.5	(0.9)
Comprehensive income	$14.3	$40.3	$69.2	$101.9
Less: Comprehensive (loss) income attributable to redeemable and noncontrolling interests	(0.1)	0.5	(1.2)	(0.8)
Comprehensive income attributable to Fresh Del Monte Produce Inc.	$14.4	$39.8	$70.4	$102.7

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(U.S. dollars in millions)

	Six months ended
	July 1, 2022	July 2, 2021
Operating activities:
Net income	$45.7	$89.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47.3	46.9
Amortization of debt issuance costs	0.3	0.3
Share-based compensation expense	2.8	3.7
Asset impairments	0.2	—
Change in uncertain tax positions	0.3	1.7
Loss (gain) on disposal of property, plant and equipment	2.2	(3.8)
Deferred income taxes	(5.8)	0.5
Foreign currency translation adjustment	(12.7)	0.5
Other, net	1.8	(3.0)
Changes in operating assets and liabilities
Receivables	(61.8)	(28.8)
Inventories	26.7	11.4
Prepaid expenses and other current assets	(0.2)	3.4
Accounts payable and accrued expenses	42.3	18.5
Other assets and liabilities	6.0	(0.9)
Net cash provided by operating activities	95.1	139.5
Investing activities:
Capital expenditures	(23.2)	(70.4)
Proceeds from sales of property, plant and equipment	6.3	11.0
Cash (paid) received from settlement of derivatives not designated as hedges	(0.2)	4.6
Investments in unconsolidated companies	(8.1)	—
Other investing activities	0.1	0.3
Net cash used in investing activities	(25.1)	(54.5)
Financing activities:
Proceeds from debt	441.7	339.5
Payments on debt	(498.1)	(407.9)
Distributions to noncontrolling interests	(0.6)	(4.3)
Share-based awards settled in cash for taxes	(0.8)	(0.3)
Dividends paid	(14.3)	(9.5)
Other financing activities	(0.3)	—
Net cash used in financing activities	(72.4)	(82.5)
Effect of exchange rate changes on cash	1.9	0.6
Net (decrease) increase in cash and cash equivalents	(0.5)	3.1
Cash and cash equivalents, beginning	16.1	16.5
Cash and cash equivalents, ending	$15.6	$19.6
Supplemental cash flow information:
Cash paid for interest	$12.1	$12.1
Cash paid for income taxes	$5.3	$5.7
Non-cash financing and investing activities:
Right-of-use assets obtained in exchange for new operating lease obligations	$18.0	$33.1
Dividends on restricted stock units	$—	$0.2
See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(Unaudited) (U.S. dollars in millions, except share data)

	Ordinary Shares Outstanding	Ordinary Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Fresh Del Monte Produce Inc. Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interest
Balance as of December 31, 2021	47,554,695	$0.5	$541.0	$1,327.7	$(66.9)	$1,802.3	$21.7	$1,824.0	$49.5
Settlement of restricted stock units	263,148	—	—	—	—	—	—	—	—
Share-based payment expense	—	—	1.7	—	—	1.7	—	1.7	—
Disposal of noncontrolling interest	—	—	—	—	—	—	0.3	0.3	—
Dividend declared	—	—	—	(7.2)	—	(7.2)	—	(7.2)	—
Comprehensive income:
Net income (loss)	—	—	—	25.8	—	25.8	(0.3)	25.5	(0.8)
Unrealized gain on derivatives, net of tax	—	—	—	—	37.8	37.8	—	37.8	—
Net unrealized foreign currency translation loss	—	—	—	—	(7.4)	(7.4)	—	(7.4)	—
Change in retirement benefit adjustment, net of tax	—	—	—	—	(0.1)	(0.1)	—	(0.1)	—
Comprehensive income (loss)						56.1	(0.3)	55.8	(0.8)
Balance as of April 1, 2022	47,817,843	$0.5	$542.7	$1,346.3	$(36.6)	$1,852.9	$21.7	$1,874.6	$48.7
Exercises of stock options	7,000	—	0.2	—	—	0.2	—	0.2	—
Settlement of restricted stock units	8,131	—	—	—	—	—	—	—	—
Share-based payment expense	—	—	1.1	—	—	1.1	—	1.1	—
Adjustment of noncontrolling interest	—	—	—	—	—	—	0.3	0.3	—
Dividend declared	—	—	—	(7.2)	—	(7.2)	—	(7.2)	—
Comprehensive income:
Net income (loss)	—	—	—	21.2	—	21.2	(0.2)	21.0	0.1
Unrealized gain on derivatives, net of tax	—	—	—	—	6.6	6.6	—	6.6	—
Net unrealized foreign currency translation loss	—	—	—	—	(14.0)	(14.0)	—	(14.0)	—
Change in retirement benefit adjustment, net of tax	—	—	—	—	0.6	0.6	—	0.6	—
Comprehensive income (loss)						14.4	(0.2)	14.2	0.1
Balance as of July 1, 2022	47,832,974	$0.5	$544.0	$1,360.3	$(43.4)	$1,861.4	$21.8	$1,883.2	$48.8

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(Unaudited) (U.S. dollars in millions, except share data)

	Ordinary Shares Outstanding	Ordinary Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Fresh Del Monte Produce Inc. Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interest
Balance as of January 1, 2021	47,372,419	$0.5	$533.1	$1,271.4	$(77.0)	$1,728.0	$21.7	$1,749.7	$50.2
Settlement of restricted stock units	136,067	—	—	—	—	—	—	—	—
Share-based payment expense	—	—	1.6	—	—	1.6	—	1.6	—
Dividend declared	—	—	0.2	(4.9)	—	(4.7)	—	(4.7)	—
Comprehensive income:
Net income (loss)	—	—	—	42.7	—	42.7	(0.6)	42.1	(0.7)
Unrealized gain on derivatives, net of tax	—	—	—	—	25.6	25.6	—	25.6	—
Net unrealized foreign currency translation loss	—	—	—	—	(4.8)	(4.8)	—	(4.8)	—
Change in retirement benefit adjustment, net of tax	—	—	—	—	(0.6)	(0.6)	—	(0.6)	—
Comprehensive income (loss)						62.9	(0.6)	62.3	(0.7)
Balance at April 2, 2021	47,508,486	$0.5	$534.9	$1,309.2	$(56.8)	$1,787.8	$21.1	$1,808.9	$49.5
Exercises of stock options	2,000	—	—	—	—	—	—	—	—
Settlement of restricted stock units	14,226	—	—	—	—	—	—	—	—
Share-based payment expense	—	—	2.1	—	—	2.1	—	2.1	—
Distribution to noncontrolling interests	—	—	—	—	—	—	(0.4)	(0.4)	—
Dividend declared	—	—	—	(4.8)	—	(4.8)	—	(4.8)	—
Comprehensive income:
Net income (loss)	—	—	—	47.2	—	47.2	0.5	47.7	—
Unrealized loss on derivatives, net of tax	—	—	—	—	(7.6)	(7.6)	—	(7.6)	—
Net unrealized foreign currency translation gain	—	—	—	—	0.5	0.5	—	0.5	—
Change in retirement benefit adjustment, net of tax	—	—	—	—	(0.3)	(0.3)	—	(0.3)	—
Comprehensive income (loss)						39.8	0.5	40.3	—
Balance at July 2, 2021	47,524,712	$0.5	$537.0	$1,351.6	$(64.2)	$1,824.9	$21.2	$1,846.1	$49.5
See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  General

Reference in this Report to “Fresh Del Monte”, “we”, “our” and “us” and the “Company” refer to Fresh Del Monte Produce Inc. and its subsidiaries, unless the context indicates otherwise.

Nature of Business

We were incorporated under the laws of the Cayman Islands in 1996. We are one of the world’s leading vertically integrated producers, marketers and distributors of high-quality fresh and fresh-cut fruit and vegetables, as well as a leading producer and marketer of prepared fruit and vegetables, juices, beverages and snacks in Europe, Africa and the Middle East. We market our products worldwide under the Del Monte® brand, a symbol of product innovation, quality, freshness and reliability since 1892. Our major sales markets are organized as follows: North America, Europe, the Middle East (which includes North Africa) and Asia. Our global sourcing and logistics system allows us to provide regular delivery of consistently high-quality produce and value-added services to our customers. Our major producing operations are located in North, Central and South America, Asia and Africa. Our products are sourced from company-owned operations, through supply contracts with independent growers, and through joint venture arrangements.

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

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements for the quarter and six months ended July 1, 2022 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for fair presentation have been included. Operating results for the quarter and six months ended July 1, 2022 are subject to significant seasonal variations and are not necessarily indicative of the results that may be expected for the year ending December 30, 2022. For further information, refer to the Consolidated Financial Statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2021.

We are required to evaluate events occurring after July 1, 2022 for recognition and disclosure in the unaudited Consolidated Financial Statements for the quarter and six months ended July 1, 2022. Events are evaluated based on whether they represent information existing as of July 1, 2022, which require recognition in the unaudited Consolidated Financial Statements, or new events occurring after July 1, 2022 which do not require recognition but require disclosure if the event is significant to the unaudited Consolidated Financial Statements. We evaluated events occurring subsequent to July 1, 2022 through the date of issuance of these unaudited Consolidated Financial Statements.

Certain reclassification of prior period balances have been made to conform to current presentation. Refer to Note 12.  Business Segment Data for further information.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

2. Recently Issued Accounting Pronouncements

New Accounting Pronouncements - Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and a subsequent amendment to the guidance, ASU 2021-01 in January 2021. The ASU provides optional guidance to companies to ease the potential burden associated with transitioning away from reference rates that are expected to be discontinued. The new guidance provides optional expedients and exceptions to apply generally accepted accounting principles to contract modifications and hedging relationships, subject to certain criteria, that reference LIBOR or another reference rate expected to be discontinued. This ASU may currently be adopted and may be applied prospectively to contract modifications made on or before December 31, 2022. We have LIBOR-based borrowings and interest rate hedges that reference LIBOR. While we are continuing to evaluate the impact of this ASU on our financial condition, results of operations and cash flows, we do not expect its impact will be material at this time.

3.  Asset Impairment and Other Charges (Credits), Net

The following represents a summary of asset impairment and other charges (credits), net recorded during the quarters and six months ended July 1, 2022 and July 2, 2021 (U.S. dollars in millions):

	Quarter ended			Six months ended
	July 1, 2022			July 1, 2022
	Long-lived and other asset impairment	Exit activity and other (credits) charges	Total	Long-lived and other asset impairment	Exit activity and other (credits) charges	Total
Banana segment:
Exit costs related to European facility(1)	$—	$0.4	$0.4	$—	$0.4	$0.4
Fresh and value-added products segment:
Impairment of South America farm	0.2	—	0.2	0.2	—	0.2
Other fresh and value-added products segment charges	—	0.1	0.1	—	0.1	0.1
Other:
Former President/COO severance expense	—	—	—	—	1.0	1.0
Total asset impairment and other charges (credits), net	$0.2	$0.5	$0.7	$0.2	$1.5	$1.7

	Quarter ended			Six months ended
	July 2, 2021			July 2, 2021
	Long-lived and other asset impairment	Exit activity and other (credits) charges	Total	Long-lived and other asset impairment	Exit activity and other (credits) charges	Total
Banana segment:
Insurance recovery related to hurricanes(2)	$—	$—	$—	$—	$(0.8)	$(0.8)
Fresh and value-added products segment:
Exit costs related to European facility(1)	—	0.4	0.4	—	0.4	0.4
Total asset impairment and other charges (credits), net	$—	$0.4	$0.4	$—	$(0.4)	$(0.4)

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

3.  Asset Impairment and Other Charges (Credits), Net (continued)

(1) $0.4 million charge in each of the quarters and six months ended July 1, 2022 and July 2, 2021 primarily related to severance expenses incurred in connection with the planned exits from two facilities in Europe.
(2) $(0.8) million insurance recovery for the six months ended July 2, 2021 associated with damages to certain of our banana fixed assets in Guatemala caused by hurricanes Eta and Iota in the fourth quarter of 2020.

4. Income Taxes

In connection with the examination of the tax returns in two foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing aggregating approximately $138.3 million (including interest and penalties) for tax years 2012 through 2016. We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities as we believe that the proposed adjustments are without technical merit.

In one of the foreign jurisdictions, we are currently contesting tax assessments related to the 2012-2015 audit years and the 2016 audit year in both the administrative court and the judicial court. During 2019 and 2020, we filed actions contesting the tax assessment in the administrative office. Our initial challenge to each of these tax assessments was rejected, and we subsequently lost our appeals at the administrative court. We have subsequently filed actions to contest each of these tax assessments in the country’s judicial courts. In addition, we have filed a request for injunction to the judicial court to stay the tax authorities' collection efforts for these two tax assessments, pending final judicial decisions. The court granted our injunction with respect to the 2016 audit year, however denied our injunction with respect to the 2012-2015 audit years. We timely appealed the denial of the injunction, and an appellate hearing has been set for August 2022. In the interim, the appellate court has stayed the tax collection action until the August hearing. Pursuant to local law, we registered real estate collateral with an approximate fair market value of $5.7 million in connection with the grant of the 2016 audit year injunction. This real estate collateral has a net book value of $4.1 million as of the quarter ended July 1, 2022. To the extent that our appeal of the injunction for the 2012-2015 audit years is granted and the tax authorities collection efforts are enjoined, we estimate that additional collateral of approximately $25.0 million would be required to be posted. The registration of this real estate collateral does not affect our operations in the country.

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

Income tax provision was $4.9 million for the quarter ended July 1, 2022 compared with $4.8 million for the quarter ended July 2, 2021. The income tax provision for the quarter ended July 2, 2021 reflected the impact of return-to-provision adjustments related to a change in estimate which included a $0.8 million benefit associated with the net operating loss carryback provision of the Coronavirus Aid, Relief and Economic Security (CARES) Act enacted in March 2020. Income tax provision for the six months ended July 1, 2022 decreased to $10.7 million from $15.8 million for the six months ended July 2, 2021, primarily due to decreased earnings in certain higher tax jurisdictions.

5.  Allowance for Credit Losses

We estimate expected credit losses on our trade receivables and financing receivables in accordance with Accounting Standards Codification (“ASC”) 326 - Financial Instruments - Credit Losses.

Trade Receivables

Trade receivables as of July 1, 2022 were $396.4 million, net of an allowance of $25.7 million. Our allowance for trade receivables consists of two components: a $9.1 million allowance for credit losses and a $16.6 million allowance for customer claims accounted for under the scope of ASC 606 - Revenue Recognition.

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

The table below presents a rollforward of our trade receivable allowance for credit losses for the six months ended July 1, 2022 and July 2, 2021 (U.S. dollars in millions):

	Six months ended
Trade receivables	July 1, 2022	July 2, 2021
Allowance for credit losses:
Balance, beginning of period	$10.2	$15.1
Provision for uncollectible amounts	(0.3)	0.1
Deductions to allowance related to write-offs	(0.3)	—
Foreign exchange effects	(0.2)	—
Reclassifications(1)	(0.3)	—
Balance, end of period	$9.1	$15.2

(1) $0.3 million reclassification to the long-term allowance for credit losses, presented in other noncurrent assets on our Consolidated Balance Sheets, from short-term during the six months ended July 1, 2022. The amount in the long-term allowance related to trade receivables as of July 1, 2022 is not material to our Consolidated Financial Statements.

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

The following table details the advances to growers and suppliers based on their credit risk profile (U.S. dollars in millions):

	July 1, 2022		December 31, 2021
	Current	Past-Due	Current	Past-Due
Gross advances to growers and suppliers	$45.1	$4.2	$40.6	$5.5

The allowance for advances to growers and suppliers for the six months ended July 1, 2022 and July 2, 2021 were as follows (U.S. dollars in millions):

	Six months ended
	July 1, 2022	July 2, 2021
Allowance for advances to growers and suppliers:
Balance, beginning of period	$1.8	$2.1
Provision for uncollectible amounts	0.3	(0.2)
Deductions to allowance related to write-offs	(0.1)	(0.2)
Balance, end of period	$2.0	$1.7

6.  Share-Based Compensation

On June 2, 2022, our shareholders approved and ratified the 2022 Omnibus Share Incentive Plan (the “2022 Plan”). The 2022 Plan allows us to grant equity-based compensation awards including restricted stock units (“RSUs”), performance stock units (“PSUs”), stock options, and restricted stock awards. The 2022 Plan replaces and supersedes the 2014 Omnibus Share Incentive Plan (the “Prior Plan”). Under the 2022 Plan, the Board of Directors is authorized to award up to 2,800,000 ordinary shares plus approximately 270,000 ordinary shares remaining available under the Prior Plan.

Stock-based compensation expense related to RSUs and PSUs is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and is comprised as follows (U.S. dollars in millions):

	Quarter ended		Six months ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
RSUs/PSUs	$1.1	$2.1	$2.8	$3.7

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

6.  Share-Based Compensation (continued)

Restricted Stock Units and Performance Stock Units

The following table lists the RSUs and PSUs awarded under the 2022 Plan and the Prior Plan for the six months ended July 1, 2022 and July 2, 2021:

Date of Award	Type of award	Units awarded	Price per share
For the six months ended July 1, 2022
June 15, 2022	RSU	105,614	$23.71
June 15, 2022	PSU	46,222	23.71
June 2, 2022	RSU	41,307	25.42
For the six months ended July 2, 2021
May 4, 2021	RSU	30,317	$28.86
March 30, 2021	RSU	2,500	28.67
March 1, 2021	RSU	290,021	25.85
March 1, 2021	PSU	118,192	25.85

Subsequent to the six months ended July 1, 2022, an additional 101,672 PSUs were awarded at an average price per share of $31.27.

Under the 2022 Plan and Prior Plan, each RSU/PSU represents a contingent right to receive one of our ordinary shares. The PSUs are subject to meeting minimum performance criteria set by the Compensation Committee of our Board of Directors. The actual number of shares the recipient receives is determined based on the results achieved versus performance goals. Those performance goals are based on exceeding a measure of our earnings. Depending on the results achieved, the actual number of shares that an award recipient receives at the end of the period may range from 0% to 100% of the award units granted. Provided such criteria are met, the PSUs granted during the six months ended July 1, 2022 will vest in three equal installments in June 2023, March 2024 and March 2025. PSUs granted prior to 2022 will vest in three equal annual installments on each of the next three anniversary dates. All PSU vesting is contingent on the recipient's continued employment with us.

Expense for RSUs is recognized on a straight line basis over the requisite service period for the entire award. RSUs granted in 2022 vest in three equal installments in June 2023, March 2024 and March 2025, with the exception of RSUs granted to our Board of Directors which vest after a one-year period. RSUs granted in 2021 vest annually in three equal installments over a three-year service period while RSUs granted prior to 2021 vested 20% on the grant date, with 20% vesting on each of the next four anniversaries.

The fair market value for RSUs and PSUs is based on the closing price of our stock on the grant date. We recognize expenses related to RSUs and PSUs based on the fair market value, as determined on the grant date, ratably over the vesting period, provided the performance condition, if any, is probable. Forfeitures are recognized as they occur.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

7.  Inventories, net

Inventories consisted of the following (U.S. dollars in millions):

	July 1, 2022	December 31, 2021
Finished goods	$180.6	$197.9
Raw materials and packaging supplies	200.1	203.2
Growing crops	187.8	201.7
Total inventories, net	$568.5	$602.8

8.  Debt and Finance Lease Obligations

The following is a summary of long-term debt and finance lease obligations (U.S. dollars in millions):

	July 1, 2022	December 31, 2021
Senior unsecured revolving credit facility (see Credit Facility below)	$462.7	$519.1
Finance lease obligations	9.2	9.9
Total debt and finance lease obligations	471.9	529.0
Less: Current maturities	(1.3)	(1.3)
Long-term debt and finance lease obligations	$470.6	$527.7

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

8.  Debt and Finance Lease Obligations (continued)

The Second A&R Credit Agreement requires us to comply with certain financial and other covenants. Specifically, it requires us to maintain a 1) Consolidated Leverage Ratio of not more than 3.50 to 1.00 at any time during any period of four consecutive fiscal quarters, subject to certain exceptions and 2) a minimum Consolidated Interest Coverage Ratio of not less than 2.25 to 1.00 as of the end of any fiscal quarter. Additionally, it requires us to comply with certain other covenants, including limitations on capital expenditures, stock repurchases, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales, and mergers. Under the Second A&R Credit Agreement, we are permitted to declare or pay cash dividends in any fiscal year up to an amount that does not exceed the greater of (i) an amount equal to the greater of (A) 50% of the Consolidated Net Income (as defined in the Second A&R Credit Agreement) for the immediately preceding fiscal year or (B) $25 million or (ii) the greatest amount which would not cause the Consolidated Leverage Ratio (determined on a pro forma basis) to exceed 3.25 to 1.00. It also provides an allowance for stock repurchases to be an amount not exceeding the greater of (i) $150 million in the aggregate or (ii) the amount that, after giving pro forma effect thereto and any related borrowings, will not cause the Consolidated Leverage Ratio to exceed 3.25 to 1.00. As of July 1, 2022, we were in compliance with all of the covenants contained in the Second A&R Credit Agreement.

Debt issuance costs of $1.0 million and $1.3 million are included in other noncurrent assets on our Consolidated Balance Sheets as of July 1, 2022 and December 31, 2021, respectively.

We have a renewable 364-day, $25.0 million letter of credit facility with Rabobank Nederland.

The following is a summary of the material terms of the Revolving Credit Facility and other working capital facilities at July 1, 2022 (U.S. dollars in millions):

	Term	Maturity date	Interest rate	Borrowing limit	Available borrowings
Bank of America credit facility	5 years	October 1, 2024	3.11%	$1,100.0	$637.3
Rabobank letter of credit facility	364 days	June 14, 2023	Varies	25.0	16.1
Other working capital facilities	Varies	Varies	Varies	19.5	7.8
				$1,144.5	$661.2

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

As of July 1, 2022, we applied $26.9 million to letters of credit and bank guarantees issued from Rabobank Nederland, Bank of America, and other banks.

During 2018, we entered into interest rate swaps in order to hedge the risk of the fluctuation on future interest payments related to our variable rate LIBOR-based borrowings from our Revolving Credit Facility. Refer to Note 13, “Derivative Financial Instruments.”

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

The estimate associated with the clean-up costs, and on which our accrual is based, is $12.8 million. As of July 1, 2022, $12.4 million was included in other noncurrent liabilities, and $0.4 million was included in accounts payable and accrued expenses in the Consolidated Balance Sheets for the Kunia Well Site clean-up. We expect to expend approximately $0.4 million in 2022, $1.1 million in 2023 and $0.9 million in each of the years 2024, 2025 and 2026.

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

We intend to vigorously defend ourselves in all of the above matters.

10.  Earnings Per Share

Basic and diluted net income per ordinary share is calculated as follows (U.S. dollars in millions, except share and per share data):

	Quarter ended		Six months ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Numerator:
Net income attributable to Fresh Del Monte Produce Inc.	$21.2	$47.2	$46.9	$89.9

Denominator:
Weighted average number of ordinary shares - Basic	47,825,758	47,518,668	47,745,440	47,473,315
Effect of dilutive securities - share-based awards	61,365	180,868	126,264	146,389
Weighted average number of ordinary shares - Diluted	47,887,123	47,699,536	47,871,704	47,619,704

Antidilutive awards (1)	104,707	20,340	104,707	20,340

Net income per ordinary share attributable to Fresh Del Monte Produce Inc.:
Basic	$0.44	$0.99	$0.98	$1.89
Diluted	$0.44	$0.99	$0.98	$1.89

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

11.  Retirement and Other Employee Benefits

The following table sets forth the net periodic benefit costs of our defined benefit pension plans and post-retirement benefit plans (U.S. dollars in millions):

	Quarter ended		Six months ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Service cost	$1.4	$1.6	$2.9	$3.1
Interest cost	1.4	1.3	2.7	2.7
Expected return on assets	(0.7)	(0.5)	(1.4)	(1.1)
Amortization of net actuarial loss	0.1	0.1	0.3	0.3
Net periodic benefit costs	$2.2	$2.5	$4.5	$5.0

We provide certain other retirement benefits to certain employees who are not U.S.-based and are not included above. Generally, benefits under these programs are based on an employee’s length of service and level of compensation. These programs are immaterial to our consolidated financial statements. The net periodic benefit costs related to other non-U.S. based plans is $0.9 million for the quarter ended July 1, 2022 and $0.9 million for the quarter ended July 2, 2021. The net periodic benefit costs related to other non-U.S. based plans is $1.7 million for the six months ended July 1, 2022 and $1.8 million for the six months ended July 2, 2021.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

12.  Business Segment Data (continued)

We evaluate performance based on several factors, of which net sales and gross profit by product are the primary financial measures (U.S. dollars in millions):

	Quarter ended
	July 1, 2022		July 2, 2021
Segments:	Net Sales	Gross Profit	Net Sales	Gross Profit
Fresh and value-added products	$732.4	$49.4	$674.0	$58.3
Banana	421.6	22.2	426.7	48.1
Other products and services	57.9	9.1	40.9	3.6
Totals	$1,211.9	$80.7	$1,141.6	$110.0

	Six months ended
	July 1, 2022		July 2, 2021
Segments:	Net Sales	Gross Profit	Net Sales	Gross Profit
Fresh and value-added products	$1,405.1	$93.8	$1,305.0	$110.6
Banana	827.6	60.0	844.9	98.0
Other products and services	116.2	16.7	80.0	6.5
Totals	$2,348.9	$170.5	$2,229.9	$215.1

Our segment data disclosures for the quarter and six months ended July 2, 2021 have been adjusted to reflect a reclassification of cost of products sold between our three segments as a result of a refinement in our cost allocation methodology. For the quarter ended July 2, 2021, this reclassification resulted in an increase to our fresh and value-added products segment gross profit of $1.0 million, an increase to our banana segment gross profit of $1.4 million and a decrease to our other products and services segment gross profit of $2.4 million. For the six months ended July 2, 2021, this reclassification resulted in an increase to our fresh and value-added products segment gross profit of $1.7 million, an increase to our banana segment gross profit of $2.1 million and a decrease to our other products and services segment gross profit of $3.8 million.

	Quarter ended		Six months ended
Net sales by geographic region:	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
North America	$744.4	$680.7	$1,434.4	$1,329.2
Europe	201.4	190.5	400.9	380.5
Asia	133.4	145.5	247.6	268.3
Middle East	111.6	110.1	214.7	214.8
Other	21.1	14.8	51.3	37.1
Totals	$1,211.9	$1,141.6	$2,348.9	$2,229.9

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

12.  Business Segment Data (continued)

The following table indicates our net sales by product and the percentage of the total (U.S. dollars in millions):

	Quarter ended				Six months ended
	July 1, 2022		July 2, 2021		July 1, 2022		July 2, 2021
Fresh and value-added products:
Fresh-cut fruit	$145.5	12%	$135.1	12%	$267.4	12%	$248.3	11%
Fresh-cut vegetables	89.5	7%	93.2	8%	173.1	7%	182.1	8%
Pineapples	166.2	14%	147.9	13%	297.8	13%	271.9	12%
Avocados	107.7	9%	86.2	7%	197.6	8%	169.7	8%
Non-tropical fruit	64.0	5%	58.3	5%	127.4	5%	118.4	5%
Prepared foods	74.6	6%	72.7	6%	148.6	6%	147.3	7%
Melons	25.8	2%	17.9	2%	69.5	3%	44.9	2%
Tomatoes	6.5	1%	9.3	1%	13.0	1%	18.0	1%
Vegetables	29.5	2%	32.4	3%	65.5	3%	63.6	3%
Other fruit and vegetables	23.1	2%	21.0	2%	45.2	2%	40.8	2%
Total fresh and value-added products	732.4	60%	674.0	59%	1,405.1	60%	1,305.0	59%
Banana	421.6	35%	426.7	37%	827.6	35%	844.9	38%
Other products and services	57.9	5%	40.9	4%	116.2	5%	80.0	3%
Totals	$1,211.9	100%	$1,141.6	100%	$2,348.9	100%	$2,229.9	100%

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

Certain of our derivative instruments contain provisions that require the current credit relationship between us and our counterparty to be maintained throughout the term of the derivative instruments. If that credit relationship changes, certain provisions could be triggered, and the counterparty could request immediate collateralization of derivative instruments in a net liability position above a certain threshold. The aggregate fair value of all derivative instruments with a credit-risk-related contingent feature that are in a liability position on July 1, 2022 is $15.2 million. As of July 1, 2022, no triggering event has occurred and thus we are not required to post collateral.

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

The foreign currency forward contracts qualifying as cash flow hedges were designated as single-purpose cash flow hedges of forecasted cash flows.

We had the following outstanding foreign currency forward contracts as of July 1, 2022 (in millions):

Foreign currency contracts qualifying as cash flow hedges:	Notional amount
Euro	EUR	99.6
British pound	GBP	11.6
Japanese yen	JPY	4,862.9
Chilean peso	CLP	35,113.6
Kenyan shilling	KES	1,433.6
Korean won	KRW	10,677.0

Interest Rate Contracts

We are exposed to fluctuations in variable interest rates on our results of operations and financial condition, and we mitigate a portion of that exposure by entering into interest rate swaps. We entered into interest rate swaps in order to hedge the risk of the fluctuation on future interest payments related to our variable rate LIBOR-based borrowings through 2028.

Gains or losses on interest rate swaps are recorded in other comprehensive income (loss) and are subsequently reclassified into earnings as the interest expense on debt is recognized in earnings. At July 1, 2022, the notional value of interest rate contracts outstanding was $400.0 million, with $200.0 million maturing in 2024 and the remaining $200.0 million maturing in 2028. Refer to Note 8, “Debt and Finance Lease Obligations.”

Bunker Fuel Hedges

We are exposed to fluctuations in bunker fuel prices on our results of operations and financial condition, and we periodically enter into bunker fuel swap agreements which permit us to lock in bunker fuel prices and mitigate that exposure. During fiscal 2020, one of our subsidiaries entered into bunker fuel swap agreements in order to hedge portions of our fuel expenses incurred by our owned and chartered vessels throughout 2020 and 2021. We designated our bunker fuel swap agreements as cash flow hedges. As of July 1, 2022, there were no outstanding bunker fuel hedges.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

13.  Derivative Financial Instruments (continued)

The following table reflects the fair values of derivative instruments, which are designated as level 2 in the fair value hierarchy, as of July 1, 2022 and December 31, 2021 (U.S. dollars in millions):

	Derivatives designated as hedging instruments (1)
	Foreign exchange contracts		Interest rate swaps		Total
Balance Sheet location:	July 1, 2022	December 31, 2021	July 1, 2022	December 31, 2021	July 1, 2022	December 31, 2021
Asset derivatives:
Prepaid expenses and other current assets	$17.5	$0.5	$—	$—	$17.5	$0.5
Other noncurrent assets	—	—	0.9	—	0.9	—
Total asset derivatives	$17.5	$0.5	$0.9	$—	$18.4	$0.5

Liability derivatives:
Accounts payable and accrued expenses	$8.7	$8.1	$—	$—	$8.7	$8.1
Other noncurrent liabilities	4.4	6.1	2.1	29.4	6.5	35.5
Total liability derivatives	$13.1	$14.2	$2.1	$29.4	$15.2	$43.6

(1) See Note 14, “Fair Value Measurements,” for fair value disclosures.

We expect that $9.1 million of the net fair value of our cash flow hedges recognized as a net gain in accumulated other comprehensive loss will be transferred to earnings during the next 12 months and a net loss of $6.2 million will be transferred to earnings over a period of approximately 6 years, along with the earnings effect of the related forecasted transactions.

The following table reflects the effect of derivative instruments on the Consolidated Statements of Comprehensive Income for the quarters and six months ended July 1, 2022 and July 2, 2021 (U.S. dollars in millions):

	Net amount of gain (loss) recognized in other comprehensive income (loss) on derivatives
	Quarter ended		Six months ended
Derivative instruments	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Foreign exchange contracts	$2.2	$(4.5)	$19.8	$6.7
Bunker fuel swaps	—	(1.6)	—	0.8
Interest rate swaps, net of tax	4.4	(1.5)	24.6	10.5
Total	$6.6	$(7.6)	$44.4	$18.0

Refer to Note 15, “Accumulated Other Comprehensive Loss,” for the effect of derivative instruments on the Consolidated Statements of Operations related to amounts reclassified from accumulated other comprehensive loss for the quarters and six months ended July 1, 2022 and July 2, 2021.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

14.  Fair Value Measurements (continued)

The following table provides a summary of the fair values of our derivative financial instruments measured on a recurring basis (U.S. dollars in millions):

Fair value measurements
	Foreign currency forward contracts, net asset (liability)		Interest rate contracts, net liability
	July 1, 2022	December 31, 2021	July 1, 2022	December 31, 2021
Quoted prices in active markets for identical assets (Level 1)	$—	$—	$—	$—
Significant observable inputs (Level 2)	4.4	(13.7)	(1.2)	(29.4)
Significant unobservable inputs (Level 3)	—	—	—	—

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

During fiscal 2020, we performed a comprehensive review of our asset portfolio and identified non-strategic and underutilized property, plant, and equipment assets across various of our regions to dispose of while reducing costs and driving further efficiencies in our operations (the “Optimization Program”). Certain of these assets met the held for sale criteria as of July 1, 2022, and primarily relate to our fresh and value-added products segment. Included in the $26.1 million of assets held for sale as of July 1, 2022 were the following: $16.1 million consists of a facility and related assets in the United States, $5.0 million consists of farm land and associated assets primarily located in Asia and Central America, $4.0 million consists of facilities and farm land in South America, and the remaining $1.0 million is related to vacant land in Middle East. These assets are recognized at the lower of cost or fair value less cost to sell. The fair value measurements for our held for sale assets are generally based on Level 3 inputs, which include information obtained from third-party appraisals.

During the six months ended July 1, 2022, we received proceeds of $4.5 million from the sale of assets previously held for sale and recorded a gain on disposal of property, plant and equipment, net of $1.8 million.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

15.  Accumulated Other Comprehensive Loss

The following table includes the changes in accumulated other comprehensive loss by component (U.S. dollars in millions):

	Changes in Accumulated Other Comprehensive Loss by Component (1)
	Cash Flow Hedges		Foreign Currency Translation Adjustment		Retirement Benefit Adjustment	Total
	Six months ended July 1, 2022
Balance at December 31, 2021	$(40.9)		$(17.4)		$(8.6)	$(66.9)
Other comprehensive income (loss) before reclassifications	44.8	(3)	(21.4)	(2)	0.1	23.5
Amounts reclassified from accumulated other comprehensive loss	(0.4)		—		0.4	—
Net current period other comprehensive income (loss)	44.4		(21.4)		0.5	23.5
Balance at July 1, 2022	$3.5		$(38.8)		$(8.1)	$(43.4)

	Six months ended July 2, 2021
Balance at January 1, 2021	$(49.6)		$(3.3)		$(24.1)	$(77.0)
Other comprehensive income (loss) before reclassifications	15.2	(3)	(4.3)	(2)	(1.4)	9.5
Amounts reclassified from accumulated other comprehensive loss	2.8	(4)	—		0.5	3.3
Net current period other comprehensive income (loss)	18.0		(4.3)		(0.9)	12.8
Balance at July 2, 2021	$(31.6)		$(7.6)		$(25.0)	$(64.2)

(1) All amounts are net of tax and noncontrolling interest.
(2) Includes a loss of $7.0 million and $3.1 million for the six months ended July 1, 2022 and six months ended July 2, 2021, respectively, on intra-entity foreign currency transactions that are of a long-term-investment nature.
(3) Includes a tax effect of $(3.6) million and $(1.6) million for the six months ended July 1, 2022 and six months ended July 2, 2021, respectively.
(4) Includes amounts reclassified for both designated and dedesignated cash flow hedges. Refer to the following table for the amounts of each.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

15.  Accumulated Other Comprehensive Loss (continued)

The following table includes details about amounts reclassified from accumulated other comprehensive loss by component (U.S. dollars in millions):

	Amount of (gain) loss reclassified from accumulated other comprehensive loss
	July 1, 2022		July 2, 2021
Details about accumulated other comprehensive loss components	Quarter ended	Six months ended	Quarter ended	Six months ended	Affected line item in the statement where net income is presented
Cash flow hedges:
Designated as hedging instruments:
Foreign currency cash flow hedges	$(7.8)	$(9.4)	$0.1	$0.7	Net sales
Foreign currency cash flow hedges	0.9	4.1	0.2	0.6	Cost of products sold
Interest rate swaps	2.1	4.9	2.9	5.7	Interest expense
Bunker fuel swaps no longer designated as hedging instruments	—	—	(1.6)	(3.2)	Cost of products sold
Bunker fuel swaps no longer designated as hedging instruments	—	—	—	(1.0)	Other expense, net
Total	$(4.8)	$(0.4)	$1.6	$2.8
Amortization of retirement benefits:
Actuarial losses	0.2	0.4	0.3	0.5	Other expense, net
Total	$0.2	$0.4	$0.3	$0.5

16.  Shareholders’ Equity

Our shareholders have authorized 50,000,000 preferred shares at $0.01 par value, of which none are issued or outstanding at July 1, 2022, and 200,000,000 ordinary shares at $0.01 par value, of which 47,832,974 are issued and outstanding at July 1, 2022.

The below is a summary of the dividends paid per share during the six months ended July 1, 2022 and July 2, 2021. These dividends were declared and paid within the same fiscal quarter.

Six months ended
July 1, 2022		July 2, 2021
Dividend Payment Date	Cash Dividend per Ordinary Share	Dividend Payment Date	Cash Dividend per Ordinary Share
June 10, 2022	$0.15	June 11, 2021	$0.10
April 1, 2022	0.15	April 2, 2021	0.10

We paid $14.3 million in dividends during the six months ended July 1, 2022 and $9.5 million in dividends during the six months ended July 2, 2021.

On August 2, 2022, our Board of Directors declared a quarterly cash dividend of fifteen cents ($0.15) per share, payable on September 9, 2022, to shareholders of record on August 17, 2022.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are one of the world’s leading vertically integrated producers, marketers and distributors of high-quality fresh and fresh-cut fruit and vegetables, as well as a leading producer and marketer of prepared fruit and vegetables, juices, beverages and snacks in Europe, Africa and the Middle East. We market our products worldwide under the Del Monte® brand, a symbol of product innovation, quality, freshness and reliability since 1892. Our major sales markets are organized as follows: North America, Europe, the Middle East (which includes North Africa) and Asia. Our global sourcing and logistics system allows us to provide regular delivery of consistently high-quality produce and value-added services to our customers. Our major producing operations are located in North, Central and South America, Asia and Africa.

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

Our vision is to inspire healthy lifestyles through wholesome and convenient products. Our strategy is founded on six goals:

COVID-19 Pandemic and Current Economic Environment

In March 2020, the World Health Organization declared the outbreak of coronavirus (“COVID-19”) a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. These factors have resulted in inflationary and cost pressures that have significantly increased, and continue to adversely impact, our production and distribution costs, including costs of packaging materials, fertilizer, labor, fuel, and ocean and inland freight. We are also experiencing pressure on our supply chain due to strained transportation capacity and lack of sufficient labor availability. In addition, the invasion of Ukraine by Russia in early 2022 has led to further economic disruption. While we do not operate in Ukraine and while our operations in Russia are not material, the conflict has exacerbated inflationary cost, supply chain and logistical pressures which have negatively impacted the global economy and our business.

In response to these ongoing inflationary and cost pressures, we began instituting price increases on the majority of our products during the latter part of 2021. Additionally, certain of our contracts for key products include contractually indexed fuel and freight surcharges that vary depending on commodity pricing. While we expect that these inflation-justified price increases and surcharges will continue to help mitigate our increased costs, our gross profit continues to be negatively impacted by these unfavorable market conditions as reflected in our financial results for the first six months of 2022. We believe these factors will continue to impact our financial performance in future periods.

The recent events surrounding the global economy and COVID-19 pandemic continue to evolve. Although we believe that we will ultimately emerge from these events well positioned for long-term growth, uncertainties remain and, as such, we cannot reasonably estimate the duration or extent of these adverse factors on our business, operating results, and long-term liquidity position.

Optimization Program

During fiscal 2020, we performed a comprehensive review of our asset portfolio aimed at identifying non-strategic and underutilized assets to dispose of while reducing costs and driving further efficiencies in our operations (hereon referred to as the “Optimization Program”). As a result of the review, we identified assets across all of our regions, primarily consisting of underutilized facilities and land, which we made a strategic decision to sell for total anticipated cash proceeds of approximately $100.0 million. As of July 1, 2022, we have received cash proceeds of $63.3 million in connection with asset sales under the Optimization Program (approximately $57.0 million of which was received during fiscal years 2020 and 2021). Due to challenging market conditions which have resulted in delays of some of the asset sales, in part driven by COVID-19 travel restrictions, the completion of the program has extended beyond the originally anticipated timeframe of the first quarter of 2022.

Income Taxes

In connection with the examination of the tax returns in two foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing aggregating approximately $138.3 million (including interest and penalties) for tax years 2012 through 2016. We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities as we believe that the proposed adjustments are without technical merit.

In one of the foreign jurisdictions, we are currently contesting tax assessments related to the 2012-2015 audit years and the 2016 audit year in both the administrative court and the judicial court. During 2019 and 2020, we filed actions contesting the tax assessment in the administrative office. Our initial challenge to each of these tax assessments was rejected, and we subsequently lost our appeals at the administrative court. We have subsequently filed actions to contest each of these tax assessments in the country’s judicial courts. In addition, we have filed a request for injunction to the judicial court to stay the tax authorities' collection efforts for these two tax assessments, pending final judicial decisions. The court granted our injunction with respect to the 2016 audit year, however denied our injunction with respect to the 2012-2015 audit years. We timely appealed the denial of the injunction, and an appellate hearing has been set for August 2022. In the interim, the appellate court has stayed the tax collection action until the August hearing. Pursuant to local law, we registered real estate collateral with an approximate fair market value of $5.7 million in connection with the grant of the 2016 audit year injunction. This real estate collateral has a net book value of $4.1 million as of the quarter ended July 1, 2022. To the extent that our appeal of the injunction for the 2012-2015 audit years is granted and the tax authorities collection efforts are enjoined, we estimate that additional collateral of approximately $25.0 million would be required to be posted. The registration of this real estate collateral does not affect our operations in the country.

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

RESULTS OF OPERATIONS

Consolidated Financial Results

The following summarizes the more significant factors impacting our operating results for the 13-week and 26-week periods ended July 1, 2022 (also referred to as the “second quarter of 2022” and "first six months of 2022," respectively) and July 2, 2021 (also referred to as the “second quarter of 2021” and "first six months of 2021," respectively).

	Quarter ended		Six months ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Net sales	$1,211.9	$1,141.6	$2,348.9	$2,229.9
Gross profit	80.7	110.0	170.5	215.1
Selling, general and administrative expenses	47.3	51.4	92.5	100.3
Operating income	34.3	59.3	74.1	119.0

Net sales - Net sales for the second quarter of 2022 increased by $70.3 million, or 6%, when compared with the second quarter of 2021, and increased by $119.0 million, or 5%, for the first six months of 2022 when compared with the first six months of 2021. In both periods, net sales benefited from inflation-justified price increases. Partially offsetting the increase in net sales was the negative impact of fluctuations in exchange rates primarily versus the Japanese yen and euro compared with the prior-year periods. The negative impact of fluctuations in exchange rates was partially mitigated by our foreign currency hedges.

Gross profit - Gross profit for the second quarter of 2022 was $80.7 million compared with $110.0 million in the prior-year period, and $170.5 million in the first six months of 2022 compared with $215.1 million in the prior-year period. In both periods, despite higher net sales, gross profit continued to be negatively impacted by broad-based inflationary, supply chain, and logistical pressures compared to the prior-year. Higher costs across the board, including costs of packaging materials, fertilizers, ocean and inland freight, fuel and labor, offset our higher net sales.

Selling, general and administrative expenses - Selling, general and administrative expenses decreased by $4.1 million, or 8%, in the second quarter of 2022 when compared with the second quarter of 2021, and decreased by $7.8 million, or 8%, in the first six months of 2022 when compared with the first six months of 2021. The decrease in both periods was primarily due to lower administrative and advertising expenses in the current year.

Gain (loss) on disposal of property, plant and equipment, net - The gain (loss) on disposal of property, plant and equipment, net of $1.6 million during the second quarter of 2022 primarily related to a gain on the sale of vacant land in Mexico. For the first six months of 2022, gain (loss) on disposal of property, plant and equipment, net of $(2.2) million also included a loss on the disposal of low-yielding banana plants in Central America. The gain (loss) on disposal of property, plant and equipment, net of $1.1 million during the second quarter of 2021 primarily related to a gain on the sale of vacant land in the Middle East, while the first six months of 2021 also included a gain on the sale of a refrigerated vessel.

Asset impairment and other charges (credits), net - Asset impairment and other charges (credits), net of $0.7 million during the second quarter of 2022 primarily consisted of severance expense associated with the planned exit from a European facility. For the first six months of 2022, asset impairment and other charges (credits), net of $1.7 million also included severance expense in connection with the departure of our former President and Chief Operating Officer. Asset impairment and other charges (credits), net of $(0.4) million for the first six months of 2021 primarily related to an insurance recovery associated with hurricane damage to fixed assets in Central America.

Operating income - Operating income decreased by $25.0 million in the second quarter of 2022 and by $44.9 million in the first six months of 2022 when compared with the respective prior-year periods. The decrease in operating income in both periods was primarily driven by lower gross profit, partially offset by lower selling, general, and administrative expenses. The decrease for the first six months of 2022 compared with the first six months of 2021 was also partially driven by the net impact of disposals of property, plant, and equipment.

Interest expense - Interest expense was higher in the second quarter and first six months of 2022 when compared with the prior-year periods, primarily due to higher interest rates and higher average debt balances.

Other expense, net - Other expense, net increased by $1.0 million in the second quarter of 2022 when compared with the second quarter of 2021, mainly due to higher foreign exchange losses. For the first six months of 2022, other expense, net increased by $3.0 million when compared with the first six months of 2021, primarily as a result of the prior-year period including a gain related to fuel derivatives that were no longer designated as hedging instruments.

Income tax provision - Income tax provision was $4.9 million for the second quarter of 2022 compared with $4.8 million for the second quarter of 2021. The income tax provision for the second quarter of 2021 reflected the impact of return-to-provision adjustments related to a change in estimate which included a $0.8 million benefit associated with the net operating loss carryback provision of the Coronavirus Aid, Relief and Economic Security (CARES) Act enacted in March 2020. Income tax provision for the first six months of 2022 decreased to $10.7 million from $15.8 million in the first six months of 2021, primarily due to decreased earnings in certain higher tax jurisdictions.

Financial Results by Segment

The following table presents net sales and gross profit by segment (U.S. dollars in millions), and in each case, the percentage of the total represented thereby and gross margin percentage:

	Quarter ended
	July 1, 2022					July 2, 2021
Segment	Net Sales		Gross Profit		Gross Margin	Net Sales		Gross Profit		Gross Margin
Fresh and value-added products	$732.4	60%	$49.4	61%	6.7%	$674.0	59%	$58.3	53%	8.7%
Banana	421.6	35%	22.2	28%	5.3%	426.7	37%	48.1	44%	11.3%
Other products and services	57.9	5%	9.1	11%	15.6%	40.9	4%	3.6	3%	8.9%
Totals	$1,211.9	100%	$80.7	100%	6.7%	$1,141.6	100%	$110.0	100%	9.6%

	Six months ended
	July 1, 2022					July 2, 2021
	Net Sales		Gross Profit		Gross Margin	Net Sales		Gross Profit		Gross Margin
Fresh and value-added products	$1,405.1	60%	$93.8	55%	6.7%	$1,305.0	59%	$110.6	51%	8.5%
Banana	827.6	35%	60.0	35%	7.2%	844.9	38%	98.0	46%	11.6%
Other products and services	116.2	5%	16.7	10%	14.4%	80.0	3%	6.5	3%	8.1%
Totals	$2,348.9	100%	$170.5	100%	7.3%	$2,229.9	100%	$215.1	100%	9.6%

Second Quarter of 2022 Compared with Second Quarter of 2021

Fresh and value-added products

Net sales for the second quarter of 2022 increased by $58.4 million, or approximately 9%, when compared with the prior-year period. The increase in net sales was primarily driven by higher pricing in most product categories. Sales volume remained in line with the prior-year period.

Gross profit for the second quarter of 2022 was $49.4 million compared with $58.3 million in the second quarter of 2021. The decrease in gross profit from the prior-year period was mainly due to lower gross profit on non-tropical fruit, primarily driven by the lack of availability of third-party shipping capacity on certain shipping routes, and lower gross profit on avocados, mainly due to market volatility. Additionally, despite higher net sales, gross profit continued to be negatively impacted by ongoing cost pressures in the current year period which resulted in higher per unit production and distribution costs, including ocean and inland freight. As a result, gross margin decreased to 6.7% compared with 8.7% in the prior-year period.

Gross profit in the fresh and value-added products segment included $1.6 million of other product-related charges in the second quarter of 2021, mainly comprised of a $1.3 million inventory write-off incurred in the Middle East. There were no other product-related charges in the second quarter of 2022.

Banana

Net sales for the second quarter of 2022 decreased by $5.1 million, or 1%, when compared with the prior-year period. The decrease in net sales was primarily driven by lower sales volume and the negative impact of fluctuations in exchange rates in Asia.

Gross profit for the second quarter of 2022 was $22.2 million compared with $48.1 million in the prior-year period. The decrease in gross profit was primarily driven by higher per unit distribution costs, including ocean and inland freight, and higher per unit production costs. As a result of these factors, gross margin decreased to 5.3% compared with 11.3% in the prior-year period.

Other products and services

Net sales for the second quarter of 2022 increased by $17.0 million, or 42%, when compared with the prior-year period mainly due to higher net sales of third-party freight services. Our fleet of vessels has enabled the expansion of our commercial cargo services, which are benefiting from elevated shipping rates and demand due to market logistical constraints.

Gross profit increased by $5.5 million as a result of higher net sales of third-party freight services. Gross margin increased to 15.6% from 8.9% in the prior-year period.

First Six Months of 2022 Compared with First Six Months of 2021

Fresh and value-added products

Net sales for the first six months of 2022 increased by $100.1 million, or approximately 8%, when compared with the prior-year period. The increase in net sales was primarily driven by higher pricing in most product categories. Sales volume remained in line with the prior-year period.

Gross profit for the first six months of 2022 was $93.8 million compared with $110.6 million in the prior-year period. The decrease in gross profit compared with the prior-year period was mainly due to lower gross profit on (i) non-tropical fruit, primarily driven by the lack of availability of third-party shipping capacity on certain shipping routes, (ii) avocados, mainly related to market volatility, and (iii) melons. Additionally, despite higher net sales, gross profit for the segment continued to be negatively impacted by ongoing cost pressures which resulted in higher per unit production and distribution costs, including ocean and inland freight. As a result, gross margin decreased to 6.7% compared with 8.5% in the prior-year period.

Gross profit in the fresh and value-added products segment included $4.7 million of other product-related charges in the first six months of 2021 comprised of $3.4 million in non-tropical fruit inventory write-offs related to inclement weather in Chile in the first quarter of 2021, and a $1.3 million inventory write-off incurred in the Middle East. There were no other product-related charges in the first six months of 2022.

Banana

Net sales for the first six months of 2022 decreased by $17.3 million, or 2%, when compared with the prior-year period. The decrease in net sales was primarily driven lower sales volume in North America and Asia. In Asia, net sales were also negatively impacted by fluctuations in exchange rates. The decrease in net sales was partially offset by higher per unit sales prices.

Gross profit for the first six months of 2022 was $60.0 million compared with $98.0 million in the prior-year period. The decrease in gross profit was primarily driven by lower sales volume and higher per unit production and distribution costs, including ocean and inland freight. As a result of these factors, gross margin decreased to 7.2% compared with 11.6% in the prior-year period.

Gross profit for the banana segment included a $1.2 million net insurance recovery in the first six months of 2021 associated with hurricane damage in Central America in the fourth quarter of 2020. There were no other product-related charges in the first six months of 2022.

Other products and services

Net sales for the first six months of 2022 increased by $36.2 million, or 45%, when compared with the prior-year period mainly due to higher net sales of third-party freight services. Our fleet of vessels has enabled the expansion of our commercial cargo services, which are benefiting from elevated shipping rates and demand due to market logistical constraints.

Gross profit increased by $10.2 million as a result of higher net sales of third-party freight services. Gross margin increased to 14.4% from 8.1% in the prior-year period.

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

A summary of our cash flows is as follows (U.S. dollars in millions):

	Six months ended
	July 1, 2022	July 2, 2021
Summary cash flow information:
Net cash provided by operating activities	$95.1	$139.5
Net cash used in investing activities	(25.1)	(54.5)
Net cash used in financing activities	(72.4)	(82.5)
Effect of exchange rate changes on cash	1.9	0.6
Net (decrease) increase in cash and cash equivalents	(0.5)	3.1
Cash and cash equivalents, beginning	16.1	16.5
Cash and cash equivalents, ending	15.6	19.6

Operating Activities

Net cash provided by operating activities was $95.1 million for the first six months of 2022 compared with $139.5 million for the first six months of 2021, a decrease of $44.4 million. The decrease was primarily attributable to lower net income and higher levels of accounts receivable, mainly due to higher net sales in the current period and the timing of collections. The decrease in net cash provided by operating activities was partially offset by higher levels of accounts payable and accrued expenses, mainly due to the timing of period end payments to suppliers, and higher purchases of raw materials inventory in the prior-year period.

At July 1, 2022, we had working capital of $482.1 million compared with $467.2 million at December 31, 2021, an increase of $14.9 million. The increase in working capital was mainly due to higher levels of trade accounts receivable, primarily due to seasonal variations and higher sales prices, and higher levels of assets held for sale and other current assets. Partially offsetting the increase in working capital were lower levels of finished goods and growing crop inventory, primarily due to seasonal variations, and higher levels of accounts payable and accrued expenses, primarily due to the timing of period end payments to suppliers.

Investing Activities

Net cash used in investing activities for the first six months of 2022 was $25.1 million compared with $54.5 million for the first six months of 2021. Net cash used in investing activities for the first six months of 2022 primarily consisted of capital expenditures of $23.2 million, which mainly included expenditures related to (1) improvements to and expansion of our banana operations in Central America, (2) improvements to our operations and production facilities in North America, including operational investments in automation and data-driven technology primarily benefiting our fresh and value-added products segment, and (3) improvements to our pineapple operations in Central America and Kenya. Net cash used in investing activities for the first six months of 2022 also reflects $8.1 million in investments in unconsolidated companies in the food and nutrition sector that align with our long-term strategy and vision. Partially offsetting the net cash used in investing activities were proceeds from the sale of property, plant and equipment of $6.3 million, primarily relating to the sale of vacant land in Mexico.

Net cash used in investing activities for the first six months of 2021 primarily consisted of capital expenditures of $70.4 million, mainly related to (1) the purchase of our refrigerated container ships, the final two of which were received during the first six months of 2021, (2) expansion and improvements to facilities in North America and Asia, related to both our banana and fresh and value-added products segments, and (3) improvements to our banana operations in Central America. Partially offsetting the net cash used in investing activities were $11.0 million in proceeds from the sale of property, plant and equipment which mainly related to the sales of surplus land in the Middle East, South America, and Central America, and a vessel. In addition, proceeds from the settlement of derivative instruments no longer designated in hedging relationships of $4.6 million contributed to the offset in net cash used in investing activities.

Financing Activities

Net cash used in financing activities for the first six months of 2022 was $72.4 million compared with $82.5 million for the first six months of 2021. Net cash used in financing activities for the first six months of 2022 primarily consisted of net repayments on debt of $56.4 million and dividends paid of $14.3 million.
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
Pursuant to the terms of the Second A&R Credit Agreement, amounts borrowed under the Revolving Credit Facility accrue interest, at our election, at either (i) the Eurocurrency Rate (as defined in the Second A&R Credit Agreement) plus a margin that ranges from 1.0% to 1.5% or (ii) the Base Rate (as defined in the Second A&R Credit Agreement) plus a margin that ranges from 0% to 0.5%, in each case based on our Consolidated Leverage Ratio (as defined in the Second A&R Credit Agreement). The Second A&R Credit Agreement interest rate grid provides for five pricing levels for interest rate margins. At July 1, 2022, we had borrowings of $462.7 million outstanding under the Revolving Credit Facility bearing interest at a per annum rate of 3.11%.  In addition, we pay an unused commitment fee.
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

The Second A&R Credit Agreement requires us to comply with certain financial and other covenants. Specifically, it requires us to maintain a 1) Consolidated Leverage Ratio of not more than 3.50 to 1.00 at any time during any period of four consecutive fiscal quarters, subject to certain exceptions and 2) a minimum Consolidated Interest Coverage Ratio of not less than 2.25 to 1.00 as of the end of any fiscal quarter. Additionally, it requires us to comply with certain other covenants, including limitations on capital expenditures, stock repurchases, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales, and mergers. Under the Second A&R Credit Agreement, we are permitted to declare or pay cash dividends in any fiscal year up to an amount that does not exceed the greater of (i) an amount equal to the greater of (A) 50% of the Consolidated Net Income (as defined in the Second A&R Credit Agreement) for the immediately preceding fiscal year or (B) $25 million or (ii) the greatest amount which would not cause the Consolidated Leverage Ratio (determined on a pro forma basis) to exceed 3.25 to 1.00. It also provides an allowance for stock repurchases to be an amount not exceeding the greater of (i) $150 million in the aggregate or (ii) the amount that, after giving pro forma effect thereto and any related borrowings, will not cause the Consolidated Leverage Ratio to exceed 3.25 to 1.00. As of July 1, 2022, we were in compliance with all of the covenants contained in the Second A&R Credit Agreement.

We have a renewable 364-day, $25.0 million letter of credit facility with Rabobank Nederland.

As of July 1, 2022, we had $661.2 million of borrowing availability under committed working capital facilities, primarily under the Revolving Credit Facility.

As of July 1, 2022, we applied $26.9 million to letters of credit and bank guarantees issued from Rabobank Nederland, Bank of America, and other banks.

We believe that our cash on hand, borrowing capacity available under our Revolving Credit Facility, and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months. However, we cannot predict whether future developments associated with the current economic environment or COVID-19 pandemic will materially adversely affect our long-term liquidity position. Our liquidity assumptions, the adequacy of our available funding sources, and our ability to meet our Revolving Credit Facility covenants are dependent on many additional factors, including those set forth in “Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2021.

Contractual Obligations

As of July 1, 2022, there were no material changes in our commitments or contractual obligations as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K for the fiscal year ended December 31, 2021. There were no material changes to these critical accounting policies or estimates during the second quarter of 2022.

Fair Value Measurements

We are exposed to fluctuations in currency exchange rates against the U.S. dollar on our results of operations and financial condition, and we mitigate that exposure by entering into foreign currency forward contracts. Certain of our subsidiaries periodically enter into foreign currency forward contracts in order to hedge portions of forecasted sales or cost of sales denominated in foreign currencies with forward contracts and options, which generally expire within one year. The fair value of our foreign currency cash flow hedges was a net asset position of $4.4 million as of July 1, 2022 compared to a net liability position of $13.7 million as of December 31, 2021 due to the relative strengthening or weakening of exchange rates when compared to contracted rates.

We are exposed to fluctuations in variable interest rates on our results of operations and financial condition, and we mitigate that exposure by entering into interest rate swaps from time to time. During 2018, we entered into interest rate swaps in order to hedge the risk of the fluctuation on future interest payments related to a portion of our variable rate LIBOR-based borrowings through 2028. The fair value of our interest rate swap cash flow hedges was a net liability position of $1.2 million as of July 1, 2022 compared to $29.4 million as of December 31, 2021. The decrease in our liability position is due to the relative increase in variable interest rates when compared to the rates as of December 31, 2021.

We enter into derivative instruments with counterparties that are highly rated and do not expect a deterioration of our counterparty’s credit ratings; however, the deterioration of our counterparty’s credit ratings would affect the Consolidated Financial Statements in the recognition of the fair value of the hedges that would be transferred to earnings as the contracts settle. We expect that $9.1 million of the net fair value of our cash flow hedges recognized as a net gain in accumulated other comprehensive loss will be transferred to earnings during the next 12 months and a net loss of $6.2 million over a period of approximately 6 years, along with the earnings effect of the related forecasted transactions.

The fair value of the banana reporting unit's goodwill and the prepared food reporting unit's goodwill and remaining trade names and trademarks are highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets. We disclosed the sensitivity related to the banana reporting unit's goodwill and the prepared food reporting unit's goodwill and trade names and trademarks in our Annual Report on Form 10-K for the year ended December 31, 2021. During the quarter ended July 1, 2022, we did not record impairment charges associated with these reporting units or trade names and trademarks, however we continue to monitor their performance.

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
•our expectations regarding future financial and operational performance;
•our expectations regarding the impacts of the COVID-19 pandemic on our business and operating results, and the factors for such impacts;
•our intentions regarding the use of borrowed funds;
•our expectations regarding continued inflationary pressures, our ability to mitigate such pressures through pricing, and the impacts to our operating results;
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
•the impact of the ongoing COVID-19 pandemic and the war in Ukraine on our business, suppliers, customers, consumers, employees, and communities, including the inflationary impact on fuel, petroleum-based products such as fertilizer and packaging materials;
•disruptions or inefficiencies in our operations and supply chain, including any impact of the pandemic, the war in Ukraine and the inflationary environment;
•the impact of inflation and rising costs on our operations;
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

Item 4.        Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 1, 2022. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Such officers also confirm that there were no changes to our internal control over financial reporting during the quarter ended July 1, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

Tax related matters

In connection with the examination of the tax returns in two foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing aggregating approximately $138.3 million (including interest and penalties) for tax years 2012 through 2016. We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities as we believe that the proposed adjustments are without technical merit.

In one of the foreign jurisdictions, we are currently contesting tax assessments related to the 2012-2015 audit years and the 2016 audit year in both the administrative court and the judicial court. During 2019 and 2020, we filed actions contesting the tax assessment in the administrative office. Our initial challenge to each of these tax assessments was rejected, and we subsequently lost our appeals at the administrative court. We have subsequently filed actions to contest each of these tax assessments in the country’s judicial courts. In addition, we have filed a request for injunction to the judicial court to stay the tax authorities' collection efforts for these two tax assessments, pending final judicial decisions. The court granted our injunction with respect to the 2016 audit year, however denied our injunction with respect to the 2012-2015 audit years. We timely appealed the denial of the injunction, and an appellate hearing has been set for August 2022. In the interim, the appellate court has stayed the tax collection action until the August hearing. Pursuant to local law, we registered real estate collateral with an approximate fair market value of $5.7 million in connection with the grant of the 2016 audit year injunction. This real estate collateral has a net book value of $4.1 million as of the quarter ended July 1, 2022. To the extent that our appeal of the injunction for the 2012-2015 audit years is granted and the tax authorities collection efforts are enjoined, we estimate that additional collateral of approximately $25.0 million would be required to be posted. The registration of this real estate collateral does not affect our operations in the country.

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

Item 5.        Other Information

Item 1.01 Entry into a Material Definitive Agreement.

At our Annual General Meeting of Shareholders on June 2, 2022, our shareholders approved the 2022 Omnibus Share Incentive Plan (the “2022 Plan”). The 2022 Plan allows us to grant equity-based compensation awards including restricted stock units, performance stock units, stock options, and restricted stock awards. The 2022 Plan replaces the 2014 Omnibus Share Incentive Plan (the “Prior Plan”). Under the 2022 Plan, the Board of Directors is authorized to award up to 2,800,000 ordinary shares plus approximately 270,000 ordinary shares remaining available under the Prior Plan. For more information on the 2022 Plan, please see our proxy statement, filed with the SEC on April 22, 2022.

On June 15, 2022, the Compensation Committee approved a new form of Restricted Stock Unit Award Agreement and a new form of Performance Based Stock Unit Award Agreement to be consistent with the terms of the 2022 Plan, copies of which are filed as exhibits 10.26 and 10.27 to this Form 10-Q.

Item 6.        Exhibits

3.3**	Second Amended and Restated Memorandum and Articles of Association of Fresh Del Monte Produce Inc.

10.25**,***	Form of 2022 Non-Employee Director Restricted Stock Unit Award.

10.26**,***	Form of Performance-Based Restricted Stock Unit Award issued pursuant to the provisions of the 2022 Omnibus Share Incentive Plan.

10.27**,***	Form of Restricted Stock Unit Award issued pursuant to the provisions of the 2022 Omnibus Share Incentive Plan.

31.1**	Certification of Chief Executive Officer filed pursuant to 17 CFR 240.13a-14(a).

31.2**	Certification of Chief Financial Officer filed pursuant to 17 CFR 240.13a-14(a).

32*	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 17 CFR 240.13a-14(b) and 18 U.S.C. Section 1350.

101.INS****	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH****	Inline XBRL Taxonomy Extension Schema Document.

101.CAL****	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF****	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB****	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE****	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
_____________________
*    Furnished herewith.
**    Filed herewith.
***    Management contract or compensatory plan or arrangement.
****    Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of July 1, 2022 and December 31, 2021, (ii) Consolidated Statements of Operations for the quarters and six months ended July 1, 2022 and July 2, 2021, (iii) Consolidated Statements of Comprehensive Income for the quarters and six months ended July 1, 2022 and July 2, 2021, (iv) Consolidated Statements of Cash Flows for the six months ended July 1, 2022 and July 2, 2021, (v) Consolidated Statements of Shareholders' Equity and Redeemable Noncontrolling Interest for the quarters and six months ended July 1, 2022 and July 2, 2021 and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fresh Del Monte Produce Inc.

Date:	August 3, 2022	By:	/s/ Mohammed Abbas
Mohammed Abbas
Executive Vice President & Chief Operating Officer

		By:	/s/ Monica Vicente
Monica Vicente
Senior Vice President & Chief Financial Officer