Form 10-Q
period 2022-09-30
FRESH DEL MONTE PRODUCE INC
filed 2022-11-02
CIK 1047340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
———————————
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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

As of October 21, 2022, there were 47,847,101 ordinary shares of Fresh Del Monte Produce Inc. issued and outstanding.

Page
PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets (unaudited) as of September 30, 2022 and December 31, 2021.	1

Consolidated Statements of Operations (unaudited) for the quarters and nine months ended September 30, 2022 and October 1, 2021.	2

Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the quarters and nine months ended September 30, 2022 and October 1, 2021.	3

Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2022 and October 1, 2021.	4

Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest (unaudited) for the quarters and nine months ended September 30, 2022 and October 1, 2021.	5

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3. Quantitative and Qualitative Disclosures About Market Risk	36

Item 4. Controls and Procedures	37

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	38

Item 6. Exhibits	39

Signatures	40

PART I: FINANCIAL INFORMATION

Item 1.        Financial Statements

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)
(U.S. dollars in millions, except share and per share data)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$27.9	$16.1
Trade accounts receivable, net of allowance of $22.1 and $21.8, respectively	346.6	342.9
Other accounts receivable, net of allowance of $3.4 and $3.8, respectively	95.4	94.4
Inventories, net	621.5	602.8
Assets held for sale	61.3	16.2
Prepaid expenses and other current assets	40.5	24.0
Total current assets	1,193.2	1,096.4
Investments in and advances to unconsolidated companies	17.9	8.7
Property, plant and equipment, net	1,321.2	1,415.8
Operating lease right-of-use assets	187.1	199.0
Goodwill	422.2	423.7
Intangible assets, net	136.9	142.8
Deferred income taxes	47.5	53.8
Other noncurrent assets	69.5	57.9
Total assets	$3,395.5	$3,398.1
Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued expenses	$581.9	$580.1
Current maturities of debt and finance leases	1.3	1.3
Current maturities of operating leases	38.4	37.0
Income taxes and other taxes payable	13.1	10.8
Total current liabilities	634.7	629.2
Long-term debt and finance leases	493.7	527.7
Retirement benefits	89.6	90.0
Deferred income taxes	70.2	69.6
Operating leases, less current maturities	121.5	136.0
Other noncurrent liabilities	28.7	72.1
Total liabilities	1,438.4	1,524.6
Commitments and contingencies (See note 9)
Redeemable noncontrolling interest	48.4	49.5
Shareholders' equity:
Preferred shares, $0.01 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.01 par value; 200,000,000 shares authorized; 47,836,339 and 47,554,695 issued and outstanding, respectively	0.5	0.5
Paid-in capital	546.1	541.0
Retained earnings	1,386.4	1,327.7
Accumulated other comprehensive loss	(45.2)	(66.9)
Total Fresh Del Monte Produce Inc. shareholders' equity	1,887.8	1,802.3
Noncontrolling interests	20.9	21.7
Total shareholders' equity	1,908.7	1,824.0
Total liabilities, redeemable noncontrolling interest and shareholders' equity	$3,395.5	$3,398.1
See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(U.S. dollars in millions, except share and per share data)

	Quarter ended		Nine months ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Net sales	$1,053.5	$1,004.8	$3,402.4	$3,234.6
Cost of products sold	965.5	955.9	3,143.9	2,970.6
Gross profit	88.0	48.9	258.5	264.0
Selling, general and administrative expenses	46.8	48.0	139.3	148.3
Gain (loss) on disposal of property, plant and equipment, net	—	0.5	(2.2)	4.2
Asset impairment and other (credits) charges, net	(9.8)	0.1	(8.1)	(0.3)
Operating income	51.0	1.3	125.1	120.2
Interest expense	6.2	4.8	17.3	15.4
Interest income	0.2	0.2	0.2	0.5
Other expense, net	9.1	1.8	15.7	5.6
Income before income taxes	35.9	(5.1)	92.3	99.7
Income tax provision (benefit)	3.3	(6.6)	13.9	9.1
Net income	$32.6	$1.5	$78.4	$90.6
Less: Net (loss) income attributable to redeemable and noncontrolling interests	(0.7)	0.2	(1.9)	(0.6)
Net income attributable to Fresh Del Monte Produce Inc.	$33.3	$1.3	$80.3	$91.2
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Basic	$0.70	$0.03	$1.68	$1.92
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Diluted	$0.69	$0.03	$1.68	$1.91
Dividends declared per ordinary share	$0.15	$0.15	$0.45	$0.35
Weighted average number of ordinary shares:
Basic	47,835,057	47,535,873	47,775,312	47,494,168
Diluted	47,984,075	47,743,758	47,909,161	47,661,055

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(U.S. dollars in millions)

	Quarter ended		Nine months ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Net income	$32.6	$1.5	$78.4	$90.6
Other comprehensive income (loss):
Net unrealized gain (loss) on derivatives, net of tax	11.6	(5.7)	56.0	12.3
Net unrealized foreign currency translation loss	(14.1)	(4.9)	(35.5)	(9.2)
Net change in retirement benefit adjustment, net of tax	0.7	(0.3)	1.2	(1.2)
Comprehensive income (loss)	$30.8	$(9.4)	$100.1	$92.5
Less: Comprehensive (loss) income attributable to redeemable and noncontrolling interests	(0.7)	0.2	(1.9)	(0.6)
Comprehensive income (loss) attributable to Fresh Del Monte Produce Inc.	$31.5	$(9.6)	$102.0	$93.1

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(U.S. dollars in millions)

	Nine months ended
	September 30, 2022	October 1, 2021
Operating activities:
Net income	$78.4	$90.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70.2	72.5
Amortization of debt issuance costs	0.5	0.4
Share-based compensation expense	4.9	5.8
Asset impairments	0.2	0.3
Change in uncertain tax positions	0.4	1.7
Loss (gain) on disposal of property, plant and equipment	2.2	(4.2)
Deferred income taxes	0.8	(6.0)
Adjustment of Kunia Well Site accrual	(9.9)	—
Other, net	0.7	(7.1)
Changes in operating assets and liabilities
Receivables	(24.1)	(13.7)
Inventories	(32.5)	(36.7)
Prepaid expenses and other current assets	(2.2)	4.8
Accounts payable and accrued expenses	16.7	42.8
Other assets and liabilities	(0.6)	0.4
Net cash provided by operating activities	105.7	151.6
Investing activities:
Capital expenditures	(35.8)	(83.4)
Proceeds from sales of property, plant and equipment	7.6	12.5
Cash (paid) received from settlement of derivatives not designated as hedges	(0.2)	4.6
Investments in unconsolidated companies	(9.3)	(1.9)
Other investing activities	0.1	1.0
Net cash used in investing activities	(37.6)	(67.2)
Financing activities:
Proceeds from debt	657.6	476.6
Payments on debt	(690.6)	(541.5)
Distributions to noncontrolling interests	(0.9)	(5.2)
Share-based awards settled in cash for taxes	(1.6)	(0.4)
Dividends paid	(21.5)	(16.6)
Other financing activities	—	0.4
Net cash used in financing activities	(57.0)	(86.7)
Effect of exchange rate changes on cash	0.7	4.8
Net increase in cash and cash equivalents	11.8	2.5
Cash and cash equivalents, beginning	16.1	16.5
Cash and cash equivalents, ending	$27.9	$19.0
Supplemental cash flow information:
Cash paid for interest	$16.6	$16.4
Cash paid for income taxes	$10.8	$7.8
Non-cash financing and investing activities:
Right-of-use assets obtained in exchange for new operating lease obligations	$22.6	$51.4
Dividends on restricted stock units	$—	$0.2
See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(Unaudited) (U.S. dollars in millions, except share data)

	Ordinary Shares Outstanding	Ordinary Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Fresh Del Monte Produce Inc. Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interest
Balance as of December 31, 2021	47,554,695	$0.5	$541.0	$1,327.7	$(66.9)	$1,802.3	$21.7	$1,824.0	$49.5
Settlement of restricted stock units	263,148	—	—	—	—	—	—	—	—
Share-based payment expense	—	—	1.7	—	—	1.7	—	1.7	—
Disposal of noncontrolling interest	—	—	—	—	—	—	0.3	0.3	—
Dividend declared	—	—	—	(7.2)	—	(7.2)	—	(7.2)	—
Comprehensive income (loss):
Net income (loss)	—	—	—	25.8	—	25.8	(0.3)	25.5	(0.8)
Unrealized gain on derivatives, net of tax	—	—	—	—	37.8	37.8	—	37.8	—
Net unrealized foreign currency translation loss	—	—	—	—	(7.4)	(7.4)	—	(7.4)	—
Change in retirement benefit adjustment, net of tax	—	—	—	—	(0.1)	(0.1)	—	(0.1)	—
Comprehensive income (loss)						56.1	(0.3)	55.8	(0.8)
Balance as of April 1, 2022	47,817,843	$0.5	$542.7	$1,346.3	$(36.6)	$1,852.9	$21.7	$1,874.6	$48.7
Exercises of stock options	7,000	—	0.2	—	—	0.2	—	0.2	—
Settlement of restricted stock units	8,131	—	—	—	—	—	—	—	—
Share-based payment expense	—	—	1.1	—	—	1.1	—	1.1	—
Adjustment of noncontrolling interest	—	—	—	—	—	—	0.3	0.3	—
Dividend declared	—	—	—	(7.2)	—	(7.2)	—	(7.2)	—
Comprehensive income (loss):
Net income (loss)	—	—	—	21.2	—	21.2	(0.2)	21.0	0.1
Unrealized gain on derivatives, net of tax	—	—	—	—	6.6	6.6	—	6.6	—
Net unrealized foreign currency translation loss	—	—	—	—	(14.0)	(14.0)	—	(14.0)	—
Change in retirement benefit adjustment, net of tax	—	—	—	—	0.6	0.6	—	0.6	—
Comprehensive income (loss)						14.4	(0.2)	14.2	0.1
Balance as of July 1, 2022	47,832,974	$0.5	$544.0	$1,360.3	$(43.4)	$1,861.4	$21.8	$1,883.2	$48.8
Settlement of restricted stock units	3,365	—	—	—	—	—	—	—	—
Share-based payment expense	—	—	2.1	—	—	2.1	—	2.1	—
Adjustment of noncontrolling interest	—	—	—	—	—	—	(0.3)	(0.3)	—
Distribution to noncontrolling interests	—	—	—	—	—	—	(0.3)	(0.3)	—
Dividend declared	—	—	—	(7.2)	—	(7.2)	—	(7.2)	—
Comprehensive income (loss):
Net income (loss)	—	—	—	33.3	—	33.3	(0.3)	33.0	(0.4)
Unrealized gain on derivatives, net of tax	—	—	—	—	11.6	11.6	—	11.6	—
Net unrealized foreign currency translation loss	—	—	—	—	(14.1)	(14.1)	—	(14.1)	—
Change in retirement benefit adjustment, net of tax	—	—	—	—	0.7	0.7	—	0.7	—
Comprehensive income (loss)						31.5	(0.3)	31.2	(0.4)
Balance as of September 30, 2022	47,836,339	$0.5	$546.1	$1,386.4	$(45.2)	$1,887.8	$20.9	$1,908.7	$48.4

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(Unaudited) (U.S. dollars in millions, except share data)

	Ordinary Shares Outstanding	Ordinary Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Fresh Del Monte Produce Inc. Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interest
Balance as of January 1, 2021	47,372,419	$0.5	$533.1	$1,271.4	$(77.0)	$1,728.0	$21.7	$1,749.7	$50.2
Settlement of restricted stock units	136,067	—	—	—	—	—	—	—	—
Share-based payment expense	—	—	1.6	—	—	1.6	—	1.6	—
Dividend declared	—	—	0.2	(4.9)	—	(4.7)	—	(4.7)	—
Comprehensive income (loss):
Net income (loss)	—	—	—	42.7	—	42.7	(0.6)	42.1	(0.7)
Unrealized gain on derivatives, net of tax	—	—	—	—	25.6	25.6	—	25.6	—
Net unrealized foreign currency translation loss	—	—	—	—	(4.8)	(4.8)	—	(4.8)	—
Change in retirement benefit adjustment, net of tax	—	—	—	—	(0.6)	(0.6)	—	(0.6)	—
Comprehensive income (loss)						62.9	(0.6)	62.3	(0.7)
Balance at April 2, 2021	47,508,486	$0.5	$534.9	$1,309.2	$(56.8)	$1,787.8	$21.1	$1,808.9	$49.5
Exercises of stock options	2,000	—	—	—	—	—	—	—	—
Settlement of restricted stock units	14,226	—	—	—	—	—	—	—	—
Share-based payment expense	—	—	2.1	—	—	2.1	—	2.1	—
Distribution to noncontrolling interests	—	—	—	—	—	—	(0.4)	(0.4)	—
Dividend declared	—	—	—	(4.8)	—	(4.8)	—	(4.8)	—
Comprehensive income (loss):
Net income (loss)	—	—	—	47.2	—	47.2	0.5	47.7	—
Unrealized loss on derivatives, net of tax	—	—	—	—	(7.6)	(7.6)	—	(7.6)	—
Net unrealized foreign currency translation gain	—	—	—	—	0.5	0.5	—	0.5	—
Change in retirement benefit adjustment, net of tax	—	—	—	—	(0.3)	(0.3)	—	(0.3)	—
Comprehensive income (loss)						39.8	0.5	40.3	—
Balance at July 2, 2021	47,524,712	$0.5	$537.0	$1,351.6	$(64.2)	$1,824.9	$21.2	$1,846.1	$49.5
Exercises of stock options	2,000	—	0.1	—	—	0.1	—	0.1	—
Settlement of restricted stock units	17,683	—	—	—	—	—	—	—	—
Share-based payment expense	—	—	2.1	—	—	2.1	—	2.1	—
Dividend declared	—	—	—	(7.1)	—	(7.1)	—	(7.1)	—
Comprehensive income (loss):
Net income (loss)	—	—	—	1.3	—	1.3	0.3	1.6	(0.1)
Unrealized loss on derivatives, net of tax	—	—	—	—	(5.7)	(5.7)	—	(5.7)	—
Net unrealized foreign currency translation loss	—	—	—	—	(4.9)	(4.9)	—	(4.9)	—
Change in retirement benefit adjustment, net of tax	—	—	—	—	(0.3)	(0.3)	—	(0.3)	—
Comprehensive income (loss)						(9.6)	0.3	(9.3)	(0.1)
Balance at October 1, 2021	47,544,395	$0.5	$539.2	$1,345.8	$(75.1)	$1,810.4	$21.5	$1,831.9	$49.4
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

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements for the quarter and nine months ended September 30, 2022 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for fair presentation have been included. Operating results for the quarter and nine months ended September 30, 2022 are subject to significant seasonal variations and are not necessarily indicative of the results that may be expected for the year ending December 30, 2022. For further information, refer to the Consolidated Financial Statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2021.

We are required to evaluate events occurring after September 30, 2022 for recognition and disclosure in the unaudited Consolidated Financial Statements for the quarter and nine months ended September 30, 2022. Events are evaluated based on whether they represent information existing as of September 30, 2022, which require recognition in the unaudited Consolidated Financial Statements, or new events occurring after September 30, 2022 which do not require recognition but require disclosure if the event is significant to the unaudited Consolidated Financial Statements. We evaluated events occurring subsequent to September 30, 2022 through the date of issuance of these unaudited Consolidated Financial Statements.

Certain reclassification of prior period balances have been made to conform to current presentation. Refer to Note 12.  Business Segment Data for further information.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

2. Recently Issued Accounting Pronouncements

New Accounting Pronouncements - Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and a subsequent amendment to the guidance, ASU 2021-01 in January 2021. The ASU provides optional guidance to companies to ease the potential burden associated with reference rate reform. Specifically, the guidance provides optional expedients and exceptions to apply generally accepted accounting principles to contract modifications and hedging relationships, subject to certain criteria, that reference LIBOR or other reference rates that will be discontinued. This ASU may currently be adopted and may be applied prospectively to contract modifications made on or before December 31, 2022, however the FASB is currently working on a project to extend the date to December 31, 2024. We have LIBOR-based borrowings and interest rate swaps that reference LIBOR, and we are currently working with our counterparties to amend our agreements in order to transition to the Secured Overnight Financing Rate (SOFR) for all instruments effective the first quarter of 2023. We do not expect a significant impact to our financial results, financial position or cash flows from the transition from LIBOR, but we will continue to monitor the impact of this transition until it is completed.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

3.  Asset Impairment and Other (Credits) Charges, Net

The following represents a summary of asset impairment and other (credits) charges, net recorded during the quarters and nine months ended September 30, 2022 and October 1, 2021 (U.S. dollars in millions):

	Quarter ended			Nine months ended
	September 30, 2022			September 30, 2022
	Long-lived and other asset impairment	Exit activity and other (credits) charges	Total	Long-lived and other asset impairment	Exit activity and other (credits) charges	Total
Banana segment:
Exit costs related to European facility(1)	$—	$—	$—	$—	$0.4	$0.4
Fresh and value-added products segment:
Adjustment of Kunia Well Site environmental liability in Hawaii(2)	—	(9.9)	(9.9)	—	(9.9)	(9.9)
Impairment of South America farm and other charges	—	0.1	0.1	0.2	0.1	0.3
Other fresh and value-added products segment charges	—	—	—	—	0.1	0.1
Other:
Former President/COO severance expense	—	—	—	—	1.0	1.0
Total asset impairment and other (credits) charges, net	$—	$(9.8)	$(9.8)	$0.2	$(8.3)	$(8.1)

	Quarter ended			Nine months ended
	October 1, 2021			October 1, 2021
	Long-lived and other asset impairment	Exit activity and other (credits) charges	Total	Long-lived and other asset impairment	Exit activity and other (credits) charges	Total
Banana segment:
Insurance recovery related to hurricanes(3)	$—	$—	$—	$—	$(0.8)	$(0.8)
Philippines asset impairment of low-yield area	0.3	—	0.3	0.3	—	0.3
Fresh and value-added products segment:
Exit costs related to European facility(1)	—	(0.2)	(0.2)	—	0.3	0.3
Other fresh and value-added products segment charges	—	—	—	—	(0.1)	(0.1)
Total asset impairment and other (credits) charges, net	$0.3	$(0.2)	$0.1	$0.3	$(0.6)	$(0.3)

(1) $0.4 million and $0.3 million charge for the nine months ended September 30, 2022 and October 1, 2021, respectively, primarily related to severance expenses incurred in connection with the planned exits from two facilities in Europe.
(2) $(9.9) million reduction in our environmental liability related to the Kunia Well Site clean-up. Refer to Note 9, “Commitments and contingencies,” for further information.
(3) $(0.8) million insurance recovery for the nine months ended October 1, 2021 associated with damage to certain of our banana fixed assets in Guatemala caused by hurricanes Eta and Iota in the fourth quarter of 2020.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

4. Income Taxes

In connection with the examination of the tax returns in two foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing aggregating approximately $144.3 million (including interest and penalties) for tax years 2012 through 2016. We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities as we believe that the proposed adjustments are without technical merit.

In one of the foreign jurisdictions, we are currently contesting tax assessments related to the 2012-2015 audit years and the 2016 audit year in both the administrative court and the judicial court. During 2019 and 2020, we filed actions contesting the tax assessment in the administrative office. Our initial challenge to each of these tax assessments was rejected, and we subsequently lost our appeals at the administrative court. We have subsequently filed actions to contest each of these tax assessments in the country’s judicial courts. In addition, we have filed a request for injunction to the judicial court to stay the tax authorities' collection efforts for these two tax assessments, pending final judicial decisions. The court granted our injunction with respect to the 2016 audit year, however denied our injunction with respect to the 2012-2015 audit years. We timely appealed the denial of the injunction, and on August 10, 2022 the appellate court overturned the denial and granted our injunction for the 2012-2015 audit years. Pursuant to local law, we registered real estate collateral with an approximate fair market value of $6.0 million in connection with the grant of the 2016 audit year injunction. This real estate collateral has a net book value of $3.8 million as of the quarter ended September 30, 2022. In addition, in connection with the grant of the 2012-2015 audit year injunction, we registered real estate collateral with an approximate fair market value of $24.0 million, and a net book value of $4.6 million as of the quarter ended September 30, 2022. The registration of this real estate collateral does not affect our operations in the country.

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

Income tax provision (benefit) was $3.3 million for the quarter ended September 30, 2022 compared with $(6.6) million for the quarter ended October 1, 2021, and was $13.9 million for the nine months ended September 30, 2022 compared with $9.1 million for the nine months ended October 1, 2021. The increase in the income tax provision in both the quarter and nine months ended September 30, 2022 was primarily due to increased earnings in certain higher tax jurisdictions, and the impact of a $1.5 million provision recognized in the quarter ended September 30, 2022 relating to a change in our assertion that certain foreign earnings are no longer deemed permanently reinvested. The income tax provision for the nine months ended October 1, 2021 included a $0.8 million benefit associated with the net operating loss carryback provision of the Coronavirus Aid, Relief and Economic Security (CARES) Act enacted in March 2020.

5.  Allowance for Credit Losses

We estimate expected credit losses on our trade receivables and financing receivables in accordance with Accounting Standards Codification (“ASC”) 326 - Financial Instruments - Credit Losses.

Trade Receivables

Trade receivables as of September 30, 2022 were $346.6 million, net of an allowance of $22.1 million. Our allowance for trade receivables consists of two components: a $9.5 million allowance for credit losses and a $12.6 million allowance for customer claims accounted for under the scope of ASC 606 - Revenue Recognition.

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

The table below presents a rollforward of our trade receivable allowance for credit losses for the nine months ended September 30, 2022 and October 1, 2021 (U.S. dollars in millions):

	Nine months ended
Trade receivables	September 30, 2022	October 1, 2021
Allowance for credit losses:
Balance, beginning of period	$10.2	$15.1
Provision for uncollectible amounts	0.2	0.6
Deductions to allowance related to write-offs	(0.3)	—
Foreign exchange effects	(0.3)	—
Reclassifications(1)	(0.3)	(2.6)
Balance, end of period	$9.5	$13.1

(1) Reclassifications of $0.3 million and $2.6 million to the long-term allowance for credit losses, presented in other noncurrent assets on our Consolidated Balance Sheets, from short-term during the nine months ended September 30, 2022 and October 1, 2021, respectively. The amounts in the long-term allowance related to customer trade receivables as of September 30, 2022 and October 1, 2021 are not material to our Consolidated Financial Statements.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

5.  Allowance for Credit Losses (continued)

The following table details the advances to growers and suppliers based on their credit risk profile (U.S. dollars in millions):

	September 30, 2022		December 31, 2021
	Current	Past-Due	Current	Past-Due
Gross advances to growers and suppliers	$45.2	$5.2	$40.6	$5.5

The allowance for advances to growers and suppliers for the nine months ended September 30, 2022 and October 1, 2021 were as follows (U.S. dollars in millions):

	Nine months ended
	September 30, 2022	October 1, 2021
Allowance for advances to growers and suppliers:
Balance, beginning of period	$1.8	$2.1
Provision for uncollectible amounts	1.3	(0.2)
Deductions to allowance related to write-offs	(0.1)	(0.2)
Balance, end of period	$3.0	$1.7

6.  Share-Based Compensation

On June 2, 2022, our shareholders approved and ratified the 2022 Omnibus Share Incentive Plan (the “2022 Plan”). The 2022 Plan allows us to grant equity-based compensation awards including restricted stock units (“RSUs”), performance stock units (“PSUs”), stock options, and restricted stock awards. The 2022 Plan replaces and supersedes the 2014 Omnibus Share Incentive Plan (the “Prior Plan”). Under the 2022 Plan, the Board of Directors is authorized to award up to 2,800,000 ordinary shares plus approximately 230,000 ordinary shares which remained available under the Prior Plan at the time of adoption.

Stock-based compensation expense related to RSUs and PSUs is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and is comprised as follows (U.S. dollars in millions):

	Quarter ended		Nine months ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
RSUs/PSUs	$2.1	$2.1	$4.9	$5.8

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

6.  Share-Based Compensation (continued)

Restricted Stock Units and Performance Stock Units

The following table lists the RSUs and PSUs awarded under the 2022 Plan and the Prior Plan for the nine months ended September 30, 2022 and October 1, 2021:

Date of Award	Type of award	Units awarded	Price per share
For the nine months ended September 30, 2022
July 6, 2022	PSU	101,672	$31.27
June 15, 2022	RSU	105,614	23.71
June 15, 2022	PSU	46,222	23.71
June 2, 2022	RSU	41,307	25.42
For the nine months ended October 1, 2021
October 1, 2021	RSU	3,041	$32.22
May 4, 2021	RSU	30,317	28.86
March 30, 2021	RSU	2,500	28.67
March 1, 2021	RSU	290,021	25.85
March 1, 2021	PSU	118,192	25.85

Under the 2022 Plan and Prior Plan, each RSU/PSU represents a contingent right to receive one of our ordinary shares. The PSUs are subject to meeting minimum performance criteria set by the Compensation Committee of our Board of Directors. The actual number of shares the recipient receives is determined based on the results achieved versus performance goals. Those performance goals are based on exceeding a measure of our earnings. Depending on the results achieved, the actual number of shares that an award recipient receives at the end of the period may range from 0% to 100% of the award units granted. Provided such criteria are met, the PSUs granted during the nine months ended September 30, 2022 will vest in three equal installments in 1) June and July 2023, 2) March 2024 and 3) March 2025. PSUs granted prior to 2022 will vest in three equal annual installments on each of the next three anniversary dates. All PSU vesting is contingent on the recipient's continued employment with us.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

7.  Inventories, net

Inventories consisted of the following (U.S. dollars in millions):

	September 30, 2022	December 31, 2021
Finished goods	$194.1	$197.9
Raw materials and packaging supplies	224.3	203.2
Growing crops	203.1	201.7
Total inventories, net	$621.5	$602.8

8.  Debt and Finance Lease Obligations

The following is a summary of long-term debt and finance lease obligations (U.S. dollars in millions):

	September 30, 2022	December 31, 2021
Senior unsecured revolving credit facility (see Credit Facility below)	$486.1	$519.1
Finance lease obligations	8.9	9.9
Total debt and finance lease obligations	495.0	529.0
Less: Current maturities	(1.3)	(1.3)
Long-term debt and finance lease obligations	$493.7	$527.7

Credit Facility

On October 1, 2019, we entered into a Second Amended and Restated Credit Agreement (as amended, the “Second A&R Credit Agreement”) with Bank of America, N.A. as administrative agent and BofA Securities, Inc. as sole lead arranger and sole bookrunner and certain other lenders. The Second A&R Credit Agreement provides for a five-year, $1.1 billion syndicated senior unsecured revolving credit facility (the “Revolving Credit Facility”) maturing on October 1, 2024. Effective September 13, 2022, we exercised our option as included in the Second A&R Credit Agreement to reduce the borrowing limit on the Revolving Credit Facility from $1.1 billion to $0.9 billion. Certain of our direct and indirect subsidiaries have guaranteed the obligations under the Second A&R Credit Agreement.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

8.  Debt and Finance Lease Obligations (continued)

The Second A&R Credit Agreement requires us to comply with certain financial and other covenants. Specifically, it requires us to maintain a 1) Consolidated Leverage Ratio of not more than 3.50 to 1.00 at any time during any period of four consecutive fiscal quarters, subject to certain exceptions and 2) a minimum Consolidated Interest Coverage Ratio of not less than 2.25 to 1.00 as of the end of any fiscal quarter. Additionally, it requires us to comply with certain other covenants, including limitations on capital expenditures, stock repurchases, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales, and mergers. Under the Second A&R Credit Agreement, we are permitted to declare or pay cash dividends in any fiscal year up to an amount that does not exceed the greater of (i) an amount equal to the greater of (A) 50% of the Consolidated Net Income (as defined in the Second A&R Credit Agreement) for the immediately preceding fiscal year or (B) $25 million or (ii) the greatest amount which would not cause the Consolidated Leverage Ratio (determined on a pro forma basis) to exceed 3.25 to 1.00. It also provides an allowance for stock repurchases to be an amount not exceeding the greater of (i) $150 million in the aggregate or (ii) the amount that, after giving pro forma effect thereto and any related borrowings, will not cause the Consolidated Leverage Ratio to exceed 3.25 to 1.00. As of September 30, 2022, we were in compliance with all of the covenants contained in the Second A&R Credit Agreement.

Debt issuance costs of $0.7 million and $1.3 million are included in other noncurrent assets on our Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, respectively.

We have a renewable 364-day, $25.0 million letter of credit facility with Rabobank Nederland.

The following is a summary of the material terms of the Revolving Credit Facility and other working capital facilities at September 30, 2022 (U.S. dollars in millions):

	Term	Maturity date	Interest rate	Borrowing limit	Available borrowings
Bank of America credit facility	5 years	October 1, 2024	4.00%	$900.0	$413.9
Rabobank letter of credit facility	364 days	June 14, 2023	Varies	25.0	15.4
Other working capital facilities	Varies	Varies	Varies	19.4	10.1
				$944.4	$439.4

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

As of September 30, 2022, we applied $27.9 million to letters of credit and bank guarantees issued from Rabobank Nederland, Bank of America, and other banks.

During 2018, we entered into interest rate swaps in order to hedge the risk of the fluctuation on future interest payments related to our variable rate LIBOR-based borrowings from our Revolving Credit Facility. Refer to Note 13, “Derivative Financial Instruments.”
As a result of reference rate reform, we are currently working with our counterparties to amend our Revolving Credit Facility and interest rate swaps to reference the Secured Overnight Financing Rate (SOFR) effective the first quarter of 2023. Refer to Note 2, "Recently Issued Accounting Pronouncements."

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

9.  Commitments and Contingencies

Kunia Well Site

In 1980, elevated levels of certain chemicals were detected in the soil and ground-water at a plantation leased by one of our U.S. subsidiaries in Honolulu, Hawaii (the “Kunia Well Site”). In 2005, our subsidiary signed a Consent Decree (“Consent Decree”) with the Environmental Protection Agency (“EPA”) for the performance of the clean-up work for the Kunia Well Site. Based on findings from remedial investigations, our subsidiary coordinated with the EPA to evaluate the clean-up work required in accordance with the Consent Decree. On July 25, 2022, an Explanation of Significant Differences (ESD) for the Kunia Well Site was filed by the EPA, which formally transitioned the remedy for the Kunia Well Site to a Monitored Natural Attenuation (MNA), thereby reducing our potential liability. In connection with the above decision, we recorded a $9.9 million reduction in our liability during the quarter ended September 30, 2022, presented in asset impairment and other (credits) charges, net in our Consolidated Statements of Operations, to reflect the decrease in estimated costs associated with the clean-up.

The revised estimate associated with the clean-up costs, and on which our accrual is based, is $2.9 million. As of September 30, 2022, $2.5 million was included in other noncurrent liabilities, and $0.4 million was included in accounts payable and accrued expenses in the Consolidated Balance Sheets for the Kunia Well Site clean-up. We expect to expend approximately $0.2 million in the fourth quarter of 2022, $0.3 million in each of the years 2023 and 2024, and $0.1 million in each of the years 2025, 2026 and 2027.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

10.  Earnings Per Share

Basic and diluted net income per ordinary share is calculated as follows (U.S. dollars in millions, except share and per share data):

	Quarter ended		Nine months ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Numerator:
Net income attributable to Fresh Del Monte Produce Inc.	$33.3	$1.3	$80.3	$91.2

Denominator:
Weighted average number of ordinary shares - Basic	47,835,057	47,535,873	47,775,312	47,494,168
Effect of dilutive securities - share-based awards	149,018	207,885	133,849	166,887
Weighted average number of ordinary shares - Diluted	47,984,075	47,743,758	47,909,161	47,661,055

Antidilutive awards (1)	69,900	415	69,900	415

Net income per ordinary share attributable to Fresh Del Monte Produce Inc.:
Basic	$0.70	$0.03	$1.68	$1.92
Diluted	$0.69	$0.03	$1.68	$1.91

(1)Certain unvested RSUs and PSUs are not included in the calculation of net income per ordinary share because the effect would have been antidilutive.

11.  Retirement and Other Employee Benefits

The following table sets forth the net periodic benefit costs of our defined benefit pension plans and post-retirement benefit plans (U.S. dollars in millions):

	Quarter ended		Nine months ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Service cost	$1.5	$1.5	$4.4	$4.5
Interest cost	1.3	1.3	4.0	4.0
Expected return on assets	(0.6)	(0.5)	(2.0)	(1.6)
Amortization of net actuarial loss	0.2	0.1	0.5	0.4
Net periodic benefit costs	$2.4	$2.4	$6.9	$7.3

We provide certain other retirement benefits to certain employees who are not U.S.-based and are not included above. Generally, benefits under these programs are based on an employee’s length of service and level of compensation. These programs are immaterial to our consolidated financial statements. The net periodic benefit costs related to other non-U.S. based plans is $1.4 million for the quarter ended September 30, 2022 and $0.9 million for the quarter ended October 1, 2021. The net periodic benefit costs related to other non-U.S. based plans is $3.1 million for the nine months ended September 30, 2022 and $2.7 million for the nine months ended October 1, 2021.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

11.  Retirement and Other Employee Benefits (continued)

Service costs are presented in the same line item in the Consolidated Statements of Operations as other compensation costs arising from services rendered by the employees during the period. With the exception of service cost, the other components of net periodic benefit costs (which include interest costs, expected return on assets, curtailment and settlement expenses, and amortization of net actuarial losses) are recorded in the Consolidated Statements of Operations in other expense, net.

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

We evaluate performance based on several factors, of which net sales and gross profit by product are the primary financial measures (U.S. dollars in millions):

	Quarter ended
	September 30, 2022		October 1, 2021
Segments:	Net Sales	Gross Profit	Net Sales	Gross Profit
Fresh and value-added products	$599.8	$55.1	$601.2	$41.6
Banana	388.4	22.6	365.3	3.7
Other products and services	65.3	10.3	38.3	3.6
Totals	$1,053.5	$88.0	$1,004.8	$48.9

	Nine months ended
	September 30, 2022		October 1, 2021
Segments:	Net Sales	Gross Profit	Net Sales	Gross Profit
Fresh and value-added products	$2,004.9	$148.9	$1,906.0	$152.1
Banana	1,216.1	82.6	1,210.2	101.8
Other products and services	181.4	27.0	118.4	10.1
Totals	$3,402.4	$258.5	$3,234.6	$264.0

Our segment data disclosures for the quarter and nine months ended October 1, 2021 have been adjusted to reflect a reclassification of cost of products sold between our three segments as a result of a refinement in our cost allocation methodology. For the quarter ended October 1, 2021, this reclassification resulted in an increase to our fresh and value-added products segment gross profit of $0.7 million, an increase to our banana segment gross profit of $1.3 million and a decrease to our other products and services segment gross profit of $2.0 million. For the nine months ended October 1, 2021, this reclassification resulted in an increase to our fresh and value-added products segment gross profit of $2.3 million, an increase to our banana segment gross profit of $3.6 million and a decrease to our other products and services segment gross profit of $5.9 million.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

12.  Business Segment Data (continued)

	Quarter ended		Nine months ended
Net sales by geographic region:	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
North America	$658.7	$622.0	$2,093.1	$1,951.2
Europe	169.9	150.7	570.8	531.2
Asia	105.8	111.9	353.4	380.2
Middle East	102.9	108.2	317.6	323.0
Other	16.2	12.0	67.5	49.0
Totals	$1,053.5	$1,004.8	$3,402.4	$3,234.6

The following table indicates our net sales by product and the percentage of the total (U.S. dollars in millions):

	Quarter ended				Nine months ended
	September 30, 2022		October 1, 2021		September 30, 2022		October 1, 2021
Fresh and value-added products:
Fresh-cut fruit	$140.5	14%	$131.8	13%	$407.9	11%	$380.0	11%
Fresh-cut vegetables	86.4	8%	95.5	10%	259.5	8%	277.7	9%
Pineapples	147.2	14%	128.5	13%	445.0	13%	400.3	12%
Avocados	63.8	6%	78.3	8%	261.4	8%	248.0	8%
Non-tropical fruit	28.4	3%	33.7	3%	155.9	5%	152.0	5%
Prepared foods	69.2	7%	64.3	6%	217.8	6%	211.6	7%
Melons	5.0	—%	4.7	—%	74.5	2%	49.6	1%
Tomatoes	4.4	—%	6.1	1%	17.4	1%	24.1	1%
Vegetables	32.2	3%	34.8	4%	97.7	3%	98.4	3%
Other fruit and vegetables	22.7	2%	23.5	2%	67.8	2%	64.3	2%
Total fresh and value-added products	599.8	57%	601.2	60%	2,004.9	59%	1,906.0	59%
Banana	388.4	37%	365.3	36%	1,216.1	36%	1,210.2	37%
Other products and services	65.3	6%	38.3	4%	181.4	5%	118.4	4%
Totals	$1,053.5	100%	$1,004.8	100%	$3,402.4	100%	$3,234.6	100%

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

13.  Derivative Financial Instruments (continued)

Certain of our derivative instruments contain provisions that require the current credit relationship between us and our counterparty to be maintained throughout the term of the derivative instruments. If that credit relationship changes, certain provisions could be triggered, and the counterparty could request immediate collateralization of derivative instruments in a net liability position above a certain threshold. The aggregate fair value of all derivative instruments with a credit-risk-related contingent feature that are in a liability position on September 30, 2022 is $11.8 million. As of September 30, 2022, no triggering event has occurred and thus we are not required to post collateral.

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

The foreign currency forward contracts qualifying as cash flow hedges were designated as single-purpose cash flow hedges of forecasted cash flows.

We had the following outstanding foreign currency forward contracts as of September 30, 2022 (in millions):

Foreign currency contracts qualifying as cash flow hedges:	Notional amount
Euro	EUR	55.0
British pound	GBP	6.3
Japanese yen	JPY	2,325.9
Chilean peso	CLP	29,302.8
Kenyan shilling	KES	702.0
Korean won	KRW	5,478.0

Interest Rate Contracts

We are exposed to fluctuations in variable interest rates on our results of operations and financial condition, and we mitigate a portion of that exposure by entering into interest rate swaps. We entered into interest rate swaps in order to hedge the risk of the fluctuation on future interest payments related to our variable rate LIBOR-based borrowings through 2028.

Gains or losses on interest rate swaps are recorded in other comprehensive income (loss) and are subsequently reclassified into earnings as the interest expense on debt is recognized in earnings. At September 30, 2022, the notional value of interest rate contracts outstanding was $400.0 million, with $200.0 million maturing in 2024 and the remaining $200.0 million maturing in 2028. Refer to Note 8, “Debt and Finance Lease Obligations.”

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

13.  Derivative Financial Instruments (continued)

Bunker Fuel Hedges

We are exposed to fluctuations in bunker fuel prices on our results of operations and financial condition, and we periodically enter into bunker fuel swap agreements which permit us to lock in bunker fuel prices and mitigate that exposure. During fiscal 2020, one of our subsidiaries entered into bunker fuel swap agreements in order to hedge portions of our fuel expenses incurred by our owned and chartered vessels throughout 2020 and 2021. We designated our bunker fuel swap agreements as cash flow hedges. As of September 30, 2022, there were no outstanding bunker fuel hedges.

The following table reflects the fair values of derivative instruments, which are designated as level 2 in the fair value hierarchy, as of September 30, 2022 and December 31, 2021 (U.S. dollars in millions):

	Derivatives designated as hedging instruments (1)
	Foreign exchange contracts		Interest rate swaps		Total
Balance Sheet location:	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Asset derivatives:
Prepaid expenses and other current assets	$15.3	$0.5	$—	$—	$15.3	$0.5
Other noncurrent assets	—	—	15.1	—	15.1	—
Total asset derivatives	$15.3	$0.5	$15.1	$—	$30.4	$0.5

Liability derivatives:
Accounts payable and accrued expenses	$8.9	$8.1	$—	$—	$8.9	$8.1
Other noncurrent liabilities	2.9	6.1	—	29.4	2.9	35.5
Total liability derivatives	$11.8	$14.2	$—	$29.4	$11.8	$43.6

(1) See Note 14, “Fair Value Measurements,” for fair value disclosures.

We expect that $10.6 million of the net fair value of our cash flow hedges recognized as a net gain in accumulated other comprehensive loss will be transferred to earnings during the next 12 months and a net gain of $6.7 million will be transferred to earnings over a period of approximately 6 years, along with the earnings effect of the related forecasted transactions.

The following table reflects the effect of derivative instruments on the Consolidated Statements of Comprehensive Income for the quarters and nine months ended September 30, 2022 and October 1, 2021 (U.S. dollars in millions):

	Net amount of gain (loss) recognized in other comprehensive income (loss) on derivatives
	Quarter ended		Nine months ended
Derivative instruments	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Foreign exchange contracts	$(2.6)	$(6.7)	$17.2	$(0.1)
Bunker fuel swaps	—	(1.4)	—	(0.5)
Interest rate swaps, net of tax	14.2	2.4	38.8	12.9
Total	$11.6	$(5.7)	$56.0	$12.3

Refer to Note 15, “Accumulated Other Comprehensive Loss,” for the effect of derivative instruments on the Consolidated Statements of Operations related to amounts reclassified from accumulated other comprehensive loss for the quarters and nine months ended September 30, 2022 and October 1, 2021.

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

The following table provides a summary of the fair values of our derivative financial instruments measured on a recurring basis (U.S. dollars in millions):

Fair value measurements
	Foreign currency forward contracts, net asset (liability)		Interest rate contracts, net asset (liability)
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Quoted prices in active markets for identical assets (Level 1)	$—	$—	$—	$—
Significant observable inputs (Level 2)	3.5	(13.7)	15.1	(29.4)
Significant unobservable inputs (Level 3)	—	—	—	—

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

14.  Fair Value Measurements (continued)

During fiscal 2020, we performed a comprehensive review of our asset portfolio and identified non-strategic and underutilized property, plant, and equipment assets across various of our regions to dispose of while reducing costs and driving further efficiencies in our operations (the “Optimization Program”). Certain of these assets, as well as additional assets identified for sale during the current fiscal year, met the held for sale criteria as of September 30, 2022, and primarily relate to our fresh and value-added products segment. Included in the $61.3 million of assets held for sale as of September 30, 2022 were the following: $37.9 million is related to facilities and land in Middle East, $16.2 million consists of a facility and related assets in the United States, $4.0 million consists of facilities and farm land in South America, $2.2 million consists of a facility and related assets in Europe, and the remaining $1.0 million consists of farm land in Central America. These assets are recognized at the lower of cost or fair value less cost to sell. The fair value measurements for our held for sale assets are generally based on Level 3 inputs, which include information obtained from third-party appraisals.

During the nine months ended September 30, 2022, we received proceeds of $6.9 million from the sale of assets previously held for sale and recorded a gain on disposal of property, plant and equipment, net of $1.8 million.

15.  Accumulated Other Comprehensive Loss

The following table includes the changes in accumulated other comprehensive loss by component (U.S. dollars in millions):

	Changes in Accumulated Other Comprehensive Loss by Component (1)
	Cash Flow Hedges		Foreign Currency Translation Adjustment		Retirement Benefit Adjustment	Total
	Nine months ended September 30, 2022
Balance at December 31, 2021	$(40.9)		$(17.4)		$(8.6)	$(66.9)
Other comprehensive income (loss) before reclassifications	66.4	(3)	(35.5)	(2)	0.2	31.1
Amounts reclassified from accumulated other comprehensive loss	(10.4)		—		1.0	(9.4)
Net current period other comprehensive income (loss)	56.0		(35.5)		1.2	21.7
Balance at September 30, 2022	$15.1		$(52.9)		$(7.4)	$(45.2)

	Nine months ended October 1, 2021
Balance at January 1, 2021	$(49.6)		$(3.3)		$(24.1)	$(77.0)
Other comprehensive income (loss) before reclassifications	10.2	(3)	(9.2)	(2)	(1.9)	(0.9)
Amounts reclassified from accumulated other comprehensive loss	2.1	(4)	—		0.7	2.8
Net current period other comprehensive income (loss)	12.3		(9.2)		(1.2)	1.9
Balance at October 1, 2021	$(37.3)		$(12.5)		$(25.3)	$(75.1)

(1) All amounts are net of tax and noncontrolling interest.
(2) Includes a loss of $11.0 million and $4.2 million for the nine months ended September 30, 2022 and nine months ended October 1, 2021, respectively, on intra-entity foreign currency transactions that are of a long-term-investment nature.
(3) Includes a tax effect of $(5.7) million and $(1.9) million for the nine months ended September 30, 2022 and nine months ended October 1, 2021, respectively.
(4) Includes amounts reclassified for both designated and dedesignated cash flow hedges. Refer to the following table for the amounts of each.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

15.  Accumulated Other Comprehensive Loss (continued)

The following table includes details about amounts reclassified from accumulated other comprehensive loss by component (U.S. dollars in millions):

	Amount of (gain) loss reclassified from accumulated other comprehensive loss
	September 30, 2022		October 1, 2021
Details about accumulated other comprehensive loss components	Quarter ended	Nine months ended	Quarter ended	Nine months ended	Affected line item in the statement where net income is presented
Cash flow hedges:
Designated as hedging instruments:
Foreign currency cash flow hedges	$(10.4)	$(19.8)	$(1.5)	$(0.8)	Net sales
Foreign currency cash flow hedges	(0.2)	3.9	(0.6)	—	Cost of products sold
Interest rate swaps	0.7	5.5	2.8	8.5	Interest expense
Bunker fuel swaps no longer designated as hedging instruments	—	—	(1.4)	(4.6)	Cost of products sold
Bunker fuel swaps no longer designated as hedging instruments	—	—	—	(1.0)	Other expense, net
Total	$(9.9)	$(10.4)	$(0.7)	$2.1
Amortization of retirement benefits:
Actuarial losses	0.2	0.6	0.2	0.7	Other expense, net
Curtailment and settlement losses	0.4	0.4	—	—	Other expense, net
Total	$0.6	$1.0	$0.2	$0.7

16.  Shareholders’ Equity

Our shareholders have authorized 50,000,000 preferred shares at $0.01 par value, of which none are issued or outstanding at September 30, 2022, and 200,000,000 ordinary shares at $0.01 par value, of which 47,836,339 are issued and outstanding at September 30, 2022.

The below is a summary of the dividends paid per share during the nine months ended September 30, 2022 and October 1, 2021. These dividends were declared and paid within the same fiscal quarter.

Nine months ended
September 30, 2022		October 1, 2021
Dividend Payment Date	Cash Dividend per Ordinary Share	Dividend Payment Date	Cash Dividend per Ordinary Share
September 9, 2022	$0.15	September 10, 2021	$0.15
June 10, 2022	0.15	June 11, 2021	0.10
April 1, 2022	0.15	April 2, 2021	0.10

We paid $21.5 million in dividends during the nine months ended September 30, 2022 and $16.6 million in dividends during the nine months ended October 1, 2021.

On November 1, 2022, our Board of Directors declared a quarterly cash dividend of fifteen cents ($0.15) per share, payable on December 9, 2022, to shareholders of record on November 16, 2022.

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

Our vision is to inspire healthy lifestyles through wholesome and convenient products. Our strategy is founded on six goals:

Current Macroeconomic Environment and Inflation Impact

During fiscal year 2021, we began experiencing inflationary and cost pressures due to volatility and disruption in the global economy. These conditions, which have increased our production and distribution costs, have been driven by a multitude of external factors including the ongoing COVID-19 pandemic. Specifically, costs of packaging materials, fertilizers, labor, fuel, and ocean and inland freight have been significantly increasing, and continue to adversely affect our profitability in the current fiscal year. We are also experiencing pressure on our supply chain due to strained transportation capacity and lack of sufficient labor availability.

In addition, the invasion of Ukraine by Russia in early 2022 has led to further economic disruption. While we do not operate in Ukraine and while our operations in Russia are not material, the conflict has exacerbated inflationary cost, supply chain and logistical pressures which have negatively impacted our business.

In response to these persisting inflationary and cost pressures, we began instituting price increases on the majority of our products during the latter part of 2021. Additionally, certain of our contracts for key products include contractually indexed fuel and freight surcharges that vary depending on commodity pricing. While we expect that these inflation-justified price increases and surcharges will continue to help mitigate our increased costs, our gross profit continues to be negatively impacted by these unfavorable market conditions as reflected in our financial results for the first nine months of 2022. We believe these factors will continue to impact our financial performance in future periods.

Optimization Program

During fiscal 2020, we performed a comprehensive review of our asset portfolio aimed at identifying non-strategic and underutilized assets to dispose of while reducing costs and driving further efficiencies in our operations (hereon referred to as the “Optimization Program”). As a result of the review, we identified assets across all of our regions, primarily consisting of underutilized facilities and land, which we made a strategic decision to sell for total anticipated cash proceeds of approximately $100.0 million. As of September 30, 2022, we have received cash proceeds of $64.6 million in connection with asset sales under the Optimization Program (approximately $57.0 million of which was received during fiscal years 2020 and 2021). Due to challenging market conditions which have resulted in delays of some of the asset sales, in part driven by COVID-19 travel restrictions, the completion of the program has extended beyond the originally anticipated timeframe.

Income Taxes

In connection with the examination of the tax returns in two foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing aggregating approximately $144.3 million (including interest and penalties) for tax years 2012 through 2016. We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities as we believe that the proposed adjustments are without technical merit.

In one of the foreign jurisdictions, we are currently contesting tax assessments related to the 2012-2015 audit years and the 2016 audit year in both the administrative court and the judicial court. During 2019 and 2020, we filed actions contesting the tax assessment in the administrative office. Our initial challenge to each of these tax assessments was rejected, and we subsequently lost our appeals at the administrative court. We have subsequently filed actions to contest each of these tax assessments in the country’s judicial courts. In addition, we have filed a request for injunction to the judicial court to stay the tax authorities' collection efforts for these two tax assessments, pending final judicial decisions. The court granted our injunction with respect to the 2016 audit year, however denied our injunction with respect to the 2012-2015 audit years. We timely appealed the denial of the injunction, and on August 10, 2022 the appellate court overturned the denial and granted our injunction for the 2012-2015 audit years. Pursuant to local law, we registered real estate collateral with an approximate fair market value of $6.0 million in connection with the grant of the 2016 audit year injunction. This real estate collateral has a net book value of $3.8 million as of the quarter ended September 30, 2022. In addition, in connection with the grant of the 2012-2015 audit year injunction, we registered real estate collateral with an approximate fair market value of $24.0 million, and a net book value of $4.6 million as of the quarter ended September 30, 2022. The registration of this real estate collateral does not affect our operations in the country.

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

RESULTS OF OPERATIONS

Consolidated Financial Results

The following summarizes the more significant factors impacting our operating results for the 13-week and 39-week periods ended September 30, 2022 (also referred to as the “third quarter of 2022” and "first nine months of 2022," respectively) and October 1, 2021 (also referred to as the “third quarter of 2021” and "first nine months of 2021," respectively).

	Quarter ended		Nine months ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Net sales	$1,053.5	$1,004.8	$3,402.4	$3,234.6
Gross profit	88.0	48.9	258.5	264.0
Selling, general and administrative expenses	46.8	48.0	139.3	148.3
Operating income	51.0	1.3	125.1	120.2

Net sales - Net sales for the third quarter of 2022 increased by $48.7 million, or 5%, when compared with the third quarter of 2021, and increased by $167.8 million, or 5%, for the first nine months of 2022 when compared with the first nine months of 2021. Net sales during the third quarter and first nine months of 2022 benefited from inflation-justified price increases. The increase in net sales in both periods was partially offset by the negative impact of fluctuations in exchange rates primarily versus the euro, Japanese yen, Korean won and British pound compared with the prior-year periods. The negative impact of fluctuations in exchange rates was partially mitigated by our foreign currency hedges.

Gross profit - Gross profit for the third quarter of 2022 increased to $88.0 million compared with $48.9 million in the prior-year period, driven by higher gross profit in all of our business segments. The increase in gross profit primarily relates to higher consolidated net sales and product mix in our fresh and value-added products segment. Partially offsetting the higher gross profit were (1) unfavorable fluctuations in exchange rates which negatively impacted gross profit by $13.9 million during the third quarter of 2022 and (2) higher per unit production and distribution costs, including costs of packaging materials, fertilizers, ocean and inland freight, fuel and labor as a result of broad-based inflationary, supply chain, and logistical cost pressures. Due to these factors, gross profit for the first nine months of 2022 decreased to $258.5 million compared with $264.0 million in the prior-year period despite higher net sales.

Selling, general and administrative expenses - Selling, general and administrative expenses decreased by $1.2 million, or 3%, in the third quarter of 2022 when compared with the third quarter of 2021, primarily as a result of lower advertising expenses. Selling, general and administrative expenses decreased by $9.0 million, or 6%, in the first nine months of 2022 when compared with the first nine months of 2021, mainly due to both lower advertising and administrative expenses in the current year.

Gain (loss) on disposal of property, plant and equipment, net - For the first nine months of 2022, gain (loss) on disposal of property, plant and equipment, net of $(2.2) million primarily related to the disposal of low-yielding banana plants in Central America, partially offset by a $1.4 million gain on the sale of vacant land in Mexico. The gain (loss) on disposal of property, plant and equipment, net of $0.5 million during the third quarter of 2021 primarily related to sale of assets in the Middle East and Europe. For the first nine months of 2021, gain (loss) on disposal of property, plant and equipment, net of $4.2 million also included a $2.4 million gain on the sale of a refrigerated vessel and a $1.1 million gain on the sale of vacant land in the Middle East.

Asset impairment and other (credits) charges, net - Asset impairment and other (credits) charges, net of $(9.8) million during the third quarter of 2022 primarily consisted of a $(9.9) million reduction to our environmental liability for the Kunia Well Site clean-up in Hawaii. For the first nine months of 2022, asset impairment and other (credits) charges, net of $(8.1) million also included severance expenses in connection with (1) the departure of our former President and Chief Operating Officer and (2) the planned exit from a European facility.

Asset impairment and other (credits) charges, net of $(0.3) million for the first nine months of 2021 primarily included a $0.8 million insurance recovery associated with hurricane damage to fixed assets in Guatemala, partially offset by an impairment charge related to low-yielding banana plants in the Philippines and severance expense related to the exit from a facility in Europe.

Operating income - Operating income increased by $49.7 million in the third quarter of 2022 and by $4.9 million in the first nine months of 2022 when compared with the respective prior-year periods. The increase in operating income in the third quarter of 2022 was primarily driven by higher gross profit and the Kunia Well Site liability adjustment discussed above. The increase in operating income in the first nine months of 2022 was primarily due to lower selling, general, and administrative expenses and the Kunia Well Site liability adjustment, partially offset by the net impact of disposals of property, plant, and equipment as well as lower gross profit.

Interest expense - Interest expense was higher in the third quarter and first nine months of 2022 when compared with the prior-year periods, due to higher interest rates and higher average debt balances.

Other expense, net - Other expense, net increased by $7.3 million in the third quarter of 2022 when compared with the third quarter of 2021, mainly due to higher foreign currency related losses. For the first nine months of 2022, other expense, net increased by $10.1 million when compared with the first nine months of 2021, primarily as a result of higher foreign currency related losses and the prior-year period including a gain related to fuel derivatives that were no longer designated as hedging instruments.

Income tax provision (benefit) - Income tax provision (benefit) was $3.3 million for the third quarter of 2022 compared with $(6.6) million for the third quarter of 2021, and was $13.9 million for the first nine months of 2022 compared with $9.1 million for the first nine months of 2021. The increase in the income tax provision in both the third quarter and first nine months of 2022 was primarily due to increased earnings in certain higher tax jurisdictions, and the impact of a $1.5 million provision, recognized in the third quarter of 2022, relating to a change in our assertion that certain foreign earnings are no longer deemed permanently reinvested. The income tax provision for the first nine months of 2021 included a $0.8 million benefit associated with the net operating loss carryback provision of the Coronavirus Aid, Relief and Economic Security (CARES) Act enacted in March 2020.

Financial Results by Segment

The following table presents net sales and gross profit by segment (U.S. dollars in millions), and in each case, the percentage of the total represented thereby and gross margin percentage:

	Quarter ended
	September 30, 2022					October 1, 2021
Segment	Net Sales		Gross Profit		Gross Margin	Net Sales		Gross Profit		Gross Margin
Fresh and value-added products	$599.8	57%	$55.1	62%	9.2%	$601.2	60%	$41.6	85%	6.9%
Banana	388.4	37%	22.6	26%	5.8%	365.3	36%	3.7	8%	1.0%
Other products and services	65.3	6%	10.3	12%	15.7%	38.3	4%	3.6	7%	9.4%
Totals	$1,053.5	100%	$88.0	100%	8.3%	$1,004.8	100%	$48.9	100%	4.9%

	Nine months ended
	September 30, 2022					October 1, 2021
	Net Sales		Gross Profit		Gross Margin	Net Sales		Gross Profit		Gross Margin
Fresh and value-added products	$2,004.9	59%	$148.9	58%	7.4%	$1,906.0	59%	$152.1	58%	8.0%
Banana	1,216.1	36%	82.6	32%	6.8%	1,210.2	37%	101.8	38%	8.4%
Other products and services	181.4	5%	27.0	10%	14.9%	118.4	4%	10.1	4%	8.5%
Totals	$3,402.4	100%	$258.5	100%	7.6%	$3,234.6	100%	$264.0	100%	8.2%

Third Quarter of 2022 Compared with Third Quarter of 2021

Fresh and value-added products

Net sales for the third quarter of 2022 remained relatively in line when compared with the prior-year period. The segment realized higher net sales across key product categories, including pineapple and fresh-cut fruits, driven by inflation-justified price increases. The increase was predominantly offset by lower net sales of avocados and fresh-cut vegetables as a result of lower sales volume. Net sales were also negatively impacted by fluctuations in exchange rates in Europe and Asia.

Gross profit for the third quarter of 2022 increased to $55.1 million from $41.6 million in the third quarter of 2021. Segment gross profit benefited from product mix of higher-margin categories, including pineapples and prepared food products. The increase in gross profit was partially offset by higher costs across the board. Specifically, higher costs of packaging materials, fertilizers, ocean and inland freight, fuel and labor impacted per unit production and distribution costs. Due to these factors, gross margin increased to 9.2% compared with 6.9% in the prior-year period.

Banana

Net sales for the third quarter of 2022 increased by $23.1 million, or 6%, when compared with the prior-year period. The increase in net sales relates to higher per unit sales prices due to a combination of (1) inflation-justified price increases, (2) contractually indexed fuel and freight surcharges within certain of our contracts, (3) our strategic sourcing decisions in response to market conditions, and (4) atypical seasonally low industry supply in certain markets in the third quarter of 2022. Conversely, in the third quarter of 2021 the banana segment was impacted by excess industry supply in the marketplace. The increase was partially offset by the negative impact of fluctuations in exchange rates in Europe and Asia.

Gross profit for the third quarter of 2022 was $22.6 million compared with $3.7 million in the prior-year period. The increase in gross profit was primarily driven by higher net sales, partially offset by higher per unit distribution costs, including ocean and inland freight, and higher per unit production costs. As a result of these factors, gross margin increased to 5.8% compared with 1.0% in the prior-year period.

Other products and services

Net sales for the third quarter of 2022 increased by $27.0 million, or 70%, when compared with the prior-year period mainly due to higher net sales of third-party freight services. Our fleet of vessels has enabled the expansion of our commercial cargo services, which are benefiting from elevated shipping rates and demand due to market logistical conditions.

Gross profit increased by $6.7 million due to higher net sales of third-party freight services. As a result, gross margin increased to 15.7% from 9.4% in the prior-year period.

First Nine Months of 2022 Compared with First Nine Months of 2021

Fresh and value-added products

Net sales for the first nine months of 2022 increased by $98.9 million, or approximately 5%, when compared with the prior-year period. The increase in net sales was primarily driven by higher per unit sales prices across all product categories. Sales volume remained relatively in line with the prior-year period. The increase in net sales was partially offset by the negative impact of fluctuations in exchange rates in Europe and Asia.

Gross profit for the first nine months of 2022 was $148.9 million compared with $152.1 million in the prior-year period. The decrease in gross profit was mainly due to lower gross profit on (i) non-tropical fruit, primarily driven by the lack of availability of third-party shipping capacity on certain shipping routes, (ii) avocados, mainly related to market volatility, and (iii) melons. Additionally, despite higher net sales, gross profit for the segment continued to be negatively impacted by ongoing cost pressures, which resulted in higher per unit production and distribution costs, including ocean and inland freight. As a result, gross margin decreased to 7.4% compared with 8.0% in the prior-year period.

Gross profit in the fresh and value-added products segment included $4.7 million of other product-related charges in the first nine months of 2021 comprised of $3.4 million in non-tropical fruit inventory write-offs related to inclement weather in Chile and a $1.3 million inventory write-off incurred in the Middle East. There were no other product-related charges in the first nine months of 2022.

Banana

Net sales for the first nine months of 2022 increased by $5.9 million, or approximately 1%, when compared with the prior-year period. The increase in net sales for the first nine months of 2022 was mainly driven by higher net sales in the third quarter of 2022 due to the factors discussed above. The increase was partially offset by the negative impact of fluctuations in exchange rates in Europe and Asia.

Gross profit for the first nine months of 2022 was $82.6 million compared with $101.8 million in the prior-year period. The decrease in gross profit was primarily driven by lower sales volume and higher per unit production and distribution costs, including ocean and inland freight. The decrease was partially offset by improved gross profit in the third quarter of 2022 compared with the prior-year period. As a result of these factors, gross margin decreased to 6.8% compared with 8.4% in the prior-year period.

Gross profit for the banana segment included a $1.2 million net insurance recovery in the first nine months of 2021 associated with hurricane damage in Central America in the fourth quarter of 2020. There were no other product-related charges in the first nine months of 2022.

Other products and services

Net sales for the first nine months of 2022 increased by $63.0 million, or 53%, when compared with the prior-year period mainly due to higher net sales of third-party freight services. Our fleet of vessels has enabled the expansion of our commercial cargo services, which are benefiting from elevated shipping rates and demand due to market logistical conditions.

Gross profit increased by $16.9 million due to higher net sales of third-party freight services. As a result, gross margin increased to 14.9% from 8.5% in the prior-year period.

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

Our primary sources of cash flow are net cash provided by operating activities and borrowings under our credit facility. Our primary uses of net cash flow are capital expenditures to increase our productivity and expand our product offerings and geographic reach.

A summary of our cash flows is as follows (U.S. dollars in millions):

	Nine months ended
	September 30, 2022	October 1, 2021
Summary cash flow information:
Net cash provided by operating activities	$105.7	$151.6
Net cash used in investing activities	(37.6)	(67.2)
Net cash used in financing activities	(57.0)	(86.7)
Effect of exchange rate changes on cash	0.7	4.8
Net increase in cash and cash equivalents	11.8	2.5
Cash and cash equivalents, beginning	16.1	16.5
Cash and cash equivalents, ending	27.9	19.0

Operating Activities

Net cash provided by operating activities was $105.7 million for the first nine months of 2022 compared with $151.6 million for the first nine months of 2021, a decrease of $45.9 million. The decrease was primarily attributable to working capital fluctuations, mainly driven by accounts payable and accrued expenses, and lower net income.

At September 30, 2022, we had working capital of $558.5 million compared with $467.2 million at December 31, 2021, an increase of $91.3 million. The increase in working capital was mainly due to higher levels of (1) assets held for sale, (2) inventory, as we proactively increased supplies of key raw and packaging materials to secure costs and availability, and (3) prepaid expenses and other current assets, mainly related to our foreign currency hedges.

Investing Activities

Net cash used in investing activities for the first nine months of 2022 was $37.6 million compared with $67.2 million for the first nine months of 2021. Net cash used in investing activities for the first nine months of 2022 primarily consisted of capital expenditures of $35.8 million, which mainly included expenditures related to (1) improvements to our banana operations in Central America, (2) improvements to our operations and production facilities, including operational investments in automation and data-driven technology primarily benefiting our fresh and value-added products segment, and (3) improvements to our pineapple operations in Central America and Kenya. Net cash used in investing activities for the first nine months of 2022 also reflects $9.3 million in investments in unconsolidated companies in the food and nutrition sector that align with our long-term strategy and vision. Partially offsetting the net cash used in investing activities were proceeds from the sale of property, plant and equipment of $7.6 million, primarily relating to the sale of vacant land in Mexico.

Net cash used in investing activities for the first nine months of 2021 primarily consisted of capital expenditures of $83.4 million, mainly related to (1) the purchase of our refrigerated container ships, the final two of which were received during the first nine months of 2021, (2) expansion and improvements to facilities in North America and Asia, related to both our banana and fresh and value-added products segments, and (3) improvements to our banana operations in Central America. Partially offsetting the net cash used in investing activities were $12.5 million in proceeds from the sale of property, plant and equipment which mainly related to the sales of surplus land in the Middle East, South America, and Central America, and a vessel. In addition, proceeds from the settlement of derivative instruments no longer designated in hedging relationships of $4.6 million contributed to the offset in net cash used in investing activities.

Financing Activities

Net cash used in financing activities for the first nine months of 2022 was $57.0 million compared with $86.7 million for the first nine months of 2021. Net cash used in financing activities for the first nine months of 2022 primarily consisted of net repayments on debt of $33.0 million and dividends paid of $21.5 million.

Net cash used in financing activities for the first nine months of 2021 primarily consisted of net repayments on debt of $64.9 million, dividends paid of $16.6 million, and distributions to noncontrolling interests of $5.2 million.

Debt Instruments and Debt Service Requirements

On October 1, 2019, we and certain of our subsidiaries entered into a Second Amended and Restated Credit Agreement (the “Second A&R Credit Agreement”) with the financial institutions and other lenders named therein, including Bank of America, N.A. as administrative agent and BofA Securities, Inc. as sole lead arranger and sole bookrunner. The Second A&R Credit Agreement provides for a five-year, $1.1 billion syndicated senior unsecured revolving credit facility (the “Revolving Credit Facility”) maturing on October 1, 2024. Effective September 13, 2022, we exercised our option as included in the Second A&R Credit Agreement to reduce the borrowing limit on the Revolving Credit Facility from $1.1 billion to $0.9 billion. Certain of our direct and indirect subsidiaries have guaranteed the obligations under the Second A&R Credit Agreement. We intend to use funds borrowed under the Second A&R Credit Agreement from time to time for general corporate purposes, working capital, capital expenditures and other permitted investment opportunities.
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

The Second A&R Credit Agreement interest rate grid provides for five pricing levels for interest rate margins. As a result of reference rate reform, we are currently working with our counterparties to amend our Revolving Credit Facility to reference the Secured Overnight Financing Rate (SOFR) effective the first quarter of 2023. At September 30, 2022, we had borrowings of $486.1 million outstanding under the Revolving Credit Facility bearing interest at a per annum rate of 4.00%.  In addition, we pay an unused commitment fee.
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

The Second A&R Credit Agreement requires us to comply with certain financial and other covenants. Specifically, it requires us to maintain a 1) Consolidated Leverage Ratio of not more than 3.50 to 1.00 at any time during any period of four consecutive fiscal quarters, subject to certain exceptions and 2) a minimum Consolidated Interest Coverage Ratio of not less than 2.25 to 1.00 as of the end of any fiscal quarter. Additionally, it requires us to comply with certain other covenants, including limitations on capital expenditures, stock repurchases, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales, and mergers. Under the Second A&R Credit Agreement, we are permitted to declare or pay cash dividends in any fiscal year up to an amount that does not exceed the greater of (i) an amount equal to the greater of (A) 50% of the Consolidated Net Income (as defined in the Second A&R Credit Agreement) for the immediately preceding fiscal year or (B) $25 million or (ii) the greatest amount which would not cause the Consolidated Leverage Ratio (determined on a pro forma basis) to exceed 3.25 to 1.00. It also provides an allowance for stock repurchases to be an amount not exceeding the greater of (i) $150 million in the aggregate or (ii) the amount that, after giving pro forma effect thereto and any related borrowings, will not cause the Consolidated Leverage Ratio to exceed 3.25 to 1.00. As of September 30, 2022, we were in compliance with all of the covenants contained in the Second A&R Credit Agreement.

As of September 30, 2022, we had $439.4 million of borrowing availability under committed working capital facilities, primarily under the Revolving Credit Facility.

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

Contractual Obligations

As of September 30, 2022, there were no material changes in our commitments or contractual obligations as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K for the fiscal year ended December 31, 2021. There were no material changes to these critical accounting policies or estimates during the third quarter of 2022.

Fair Value Measurements

We are exposed to fluctuations in currency exchange rates against the U.S. dollar on our results of operations and financial condition, and we mitigate that exposure by entering into foreign currency forward contracts. Certain of our subsidiaries periodically enter into foreign currency forward contracts in order to hedge portions of forecasted sales or cost of sales denominated in foreign currencies with forward contracts and options, which generally expire within one year. The fair value of our foreign currency cash flow hedges was a net asset position of $3.5 million as of September 30, 2022 compared to a net liability position of $13.7 million as of December 31, 2021 due to the relative strengthening or weakening of exchange rates when compared to contracted rates.

We are exposed to fluctuations in variable interest rates on our results of operations and financial condition, and we mitigate that exposure by entering into interest rate swaps from time to time. During 2018, we entered into interest rate swaps in order to hedge the risk of the fluctuation on future interest payments related to a portion of our variable rate LIBOR-based borrowings through 2028. The fair value of our interest rate swap cash flow hedges was an asset position of $15.1 million as of September 30, 2022 compared to a liability of $29.4 million as of December 31, 2021. The change to a net asset position is due to the relative increase in variable interest rates when compared to the rates as of December 31, 2021. As a result of reference rate reform and in connection with the expected transition to SOFR for our Revolving Credit Facility, we expect to amend our interest rate swaps to also reference SOFR effective the first quarter of 2023.

We enter into derivative instruments with counterparties that are highly rated and do not expect a deterioration of our counterparty’s credit ratings; however, the deterioration of our counterparty’s credit ratings would affect the Consolidated Financial Statements in the recognition of the fair value of the hedges that would be transferred to earnings as the contracts settle. We expect that $10.6 million of the net fair value of our cash flow hedges recognized as a net gain in accumulated other comprehensive loss will be transferred to earnings during the next 12 months and a net gain of $6.7 million over a period of approximately 6 years, along with the earnings effect of the related forecasted transactions.

The fair value of the banana reporting unit's goodwill and the prepared food reporting unit's goodwill and remaining trade names and trademarks are highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets. We disclosed the sensitivity related to the banana reporting unit's goodwill and the prepared food reporting unit's goodwill and trade names and trademarks in our Annual Report on Form 10-K for the year ended December 31, 2021. During the quarter ended September 30, 2022, we did not record impairment charges associated with these reporting units or trade names and trademarks, however we continue to monitor their performance.

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

Seasonality

Interim results are subject to significant variations and may not be indicative of the results of operations that may be expected for an entire fiscal year. Due to seasonal sales price fluctuations, we have historically realized a greater portion of our net sales and gross profit during the first two calendar quarters of the year. The sales price of any fresh produce item fluctuates throughout the year due to the supply of and demand for that particular item, as well as the pricing and availability of other fresh produce items, many of which are seasonal in nature. See the information under the caption “Seasonality” provided in Item 1. Business, of our Annual Report on Form 10-K for the year ended December 31, 2021. However, if current market conditions continue, the impact of seasonality on our financial results may be atypical for fiscal year 2022 where a greater portion of our net sales and gross profit will not necessarily be generated in the first half of the year.

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
•our expectations regarding the impacts of the COVID-19 pandemic and the invasion of Ukraine by Russia on our business and operating results, and the factors for such impacts;
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
•our expectations related to the transition to SOFR for our Revolving Credit Facility and interest rate swaps, and the timing of such transitions;
•our expectations regarding the impact of seasonality in 2022 on our operating results;
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

Item 4.        Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Such officers also confirm that there were no changes to our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

Tax related matters

In connection with the examination of the tax returns in two foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing aggregating approximately $144.3 million (including interest and penalties) for tax years 2012 through 2016. We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities as we believe that the proposed adjustments are without technical merit.

In one of the foreign jurisdictions, we are currently contesting tax assessments related to the 2012-2015 audit years and the 2016 audit year in both the administrative court and the judicial court. During 2019 and 2020, we filed actions contesting the tax assessment in the administrative office. Our initial challenge to each of these tax assessments was rejected, and we subsequently lost our appeals at the administrative court. We have subsequently filed actions to contest each of these tax assessments in the country’s judicial courts. In addition, we have filed a request for injunction to the judicial court to stay the tax authorities' collection efforts for these two tax assessments, pending final judicial decisions. The court granted our injunction with respect to the 2016 audit year, however denied our injunction with respect to the 2012-2015 audit years. We timely appealed the denial of the injunction, and on August 10, 2022 the appellate court overturned the denial and granted our injunction for the 2012-2015 audit years. Pursuant to local law, we registered real estate collateral with an approximate fair market value of $6.0 million in connection with the grant of the 2016 audit year injunction. This real estate collateral has a net book value of $3.8 million as of the quarter ended September 30, 2022. In addition, in connection with the grant of the 2012-2015 audit year injunction, we registered real estate collateral with an approximate fair market value of $24.0 million, and a net book value of $4.6 million as of the quarter ended September 30, 2022. The registration of this real estate collateral does not affect our operations in the country.

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

Kunia Well Site

In 1980, elevated levels of certain chemicals were detected in the soil and ground-water at a plantation leased by one of our U.S. subsidiaries in Honolulu, Hawaii (the “Kunia Well Site”). In 2005, our subsidiary signed a Consent Decree (“Consent Decree”) with the Environmental Protection Agency (“EPA”) for the performance of the clean-up work for the Kunia Well Site. Based on findings from remedial investigations, our subsidiary coordinated with the EPA to evaluate the clean-up work required in accordance with the Consent Decree. On July 25, 2022, an Explanation of Significant Differences (ESD) for the Kunia Well Site was filed by the EPA, which formally transitioned the remedy for the Kunia Well Site to a Monitored Natural Attenuation (MNA), thereby reducing our potential liability. In connection with the above decision, we recorded a $9.9 million reduction in our liability during the quarter ended September 30, 2022, presented in asset impairment and other (credits) charges, net in our Consolidated Statements of Operations, to reflect the decrease in estimated costs associated with the clean-up. The revised estimate associated with the clean-up costs, and on which our accrual is based, is $2.9 million.

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
_____________________
*    Furnished herewith.
**    Filed herewith.
***    Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, (ii) Consolidated Statements of Operations for the quarters and nine months ended September 30, 2022 and October 1, 2021, (iii) Consolidated Statements of Comprehensive Income (Loss) for the quarters and nine months ended September 30, 2022 and October 1, 2021, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and October 1, 2021, (v) Consolidated Statements of Shareholders' Equity and Redeemable Noncontrolling Interest for the quarters and nine months ended September 30, 2022 and October 1, 2021 and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fresh Del Monte Produce Inc.

Date:	November 2, 2022	By:	/s/ Mohammed Abbas
Mohammed Abbas
Executive Vice President & Chief Operating Officer

		By:	/s/ Monica Vicente
Monica Vicente
Senior Vice President & Chief Financial Officer