Form 10-K
period 2022-12-30
FRESH DEL MONTE PRODUCE INC
filed 2023-02-22
CIK 1047340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2022

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐* Rules not applicable yet

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐*

The aggregate market value of Ordinary Shares held by non-affiliates at July 1, 2022, the last business day of the registrant’s most recently completed second quarter, was $1,031,180,395 based on the number of shares held by non-affiliates of the registrant and the reported closing price of Ordinary Shares on July 1, 2022 of $30.41.

As of February 10, 2023, there were 47,838,680 ordinary shares of Fresh Del Monte Produce Inc. issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant’s definitive Proxy Statement for the 2023 Annual General Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year are incorporated by reference in Part III of this report.

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
•a leading marketer of:
◦fresh-cut fruit in the United States, Canada, Japan, South Korea, and the United Kingdom;
◦fresh-cut vegetables in North America, South Korea, Kuwait, United Arab Emirates, and Saudi Arabia;
◦avocados in the United States; and
◦canned fruit in Europe, Africa, and the Middle East.

Our vision is to inspire healthy lifestyles through wholesome and convenient products. Our strategy is founded on six goals:

Our business is comprised of three reportable segments, two of which represent our primary businesses of fresh and value-added products and banana, and one that represents our other ancillary businesses.

•Fresh and value-added products - includes pineapples, fresh-cut fruit, fresh-cut vegetables (which includes fresh-cut salads), melons, vegetables, non-tropical fruit (which includes grapes, apples, citrus, blueberries, strawberries, pears, peaches, plums, nectarines, cherries and kiwis), other fruit and vegetables, avocados, and prepared foods (which includes prepared fruit and vegetables, juices, other beverages, and meals and snacks).

•Banana

•Other products and services - includes our third-party freight and logistic services business and our Jordanian poultry and meats business.

We market and distribute our products to retail stores, club stores, convenience stores, wholesalers, distributors and foodservice operators in more than 80 countries around the world. North America is our largest market, accounting for 61% of our net sales in 2022. Our other major markets are Europe, the Middle East (which includes North Africa) and Asia. Our net sales by region for the year 2022 are depicted in the chart below.

We produce, source, distribute and market a broad array of fresh produce, primarily under the Del Monte® brand, as well as under other proprietary brands, such as UTC® and Rosy®. We also produce, distribute and market prepared fruits and vegetables, juices, beverages and snacks under the Del Monte® brand, as well as other proprietary brands, such as Just Juice®, Fruitini®, Pinkglow®, Del Monte Zero™, Honeyglow®,Honey Miniglow®, Bananinis®, and other regional trademarks in Europe, Africa and the Middle East. We also distribute under the Mann Packing family of brands in North America including Mann™, Mann's Logo™, Arcadian Harvest®, Nourish Bowls®, Broccolini®, Caulilini®, Better Burger Leaf® and Romaleaf®.

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

NORTH AMERICA

Sales & Sourcing

- Fresh & Fresh-cut fruit & vegetables
- Prepared food

EUROPE

Sales & Sourcing

- Fresh & Fresh-cut fruit & vegetables
- Prepared food

MIDDLE EAST

Sales & Sourcing

- Fresh & Fresh-cut fruit & vegetables
- Poultry & Meat
- Prepared food

CENTRAL AMERICA

Sourcing

- Bananas
- Mangos
- Melons
- Plantains
- Pineapples
- Prepared food
- Vegetables

SOUTH AMERICA

Sales & Sourcing

- Grapes
- Avocados
- Berries
- Bananas
- Other Non-tropical

AFRICA

Sales

- Fresh Fruit
- Prepared Food

Sourcing

- Pineapples
- Prepared Food
- Avocados
- Vegetables

ASIA

Sales

- Fresh & Fresh-cut fruit & vegetables

Sourcing

- Bananas
- Fresh-cut fruit & vegetables
- Pineapples

We source our fresh produce products primarily from Central and South America, North America, and the Philippines, and our prepared food products from Africa, Europe, and the Middle East. We also produce, market and distribute certain prepared food products in North America based on our agreement with Del Monte Pacific Limited and its subsidiary Del Monte Foods, Inc.

Our products are sourced from company-controlled operations and through supply contracts with independent producers. In 2022, 49% of the fresh produce we sold was grown on company-controlled farms and the remaining 51% was acquired primarily through supply contracts with independent growers. Costa Rica is our most significant sourcing location representing approximately 35% of our total sales volume of fresh produce products and where 35% of our property, plant and equipment was located in 2022.

Fresh and value-added products

Our fresh and value-added products segment includes sales of the following product categories:

Fresh-cut produce (fresh-cut fruit and fresh-cut vegetables)

Our fresh-cut produce sales in 2022 represented 20% of our total net sales. Our largest selling market for our fresh-cut products is North America, where 72% of our fresh-cut fruit sales and 84% of our fresh-cut vegetable sales were located in 2022. We also sell fresh-cut products in Europe, Asia, and the Middle East.

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

Our fresh-cut fruit products include pineapples, melons, grapes, citrus, apples, mangoes, kiwis and other fruit items. We believe that our experience in this market coupled with our sourcing and logistics capabilities and the Del Monte® brand have enabled us to become a leading supplier of fresh-cut fruit to the supermarket, convenience and club store channels in the United States.

Our offerings in North America also include a broad variety of fresh and fresh-cut vegetable products since our acquisition of Mann Packing in 2018. During 2022, we completed our integration of Mann Packing, providing the business with full access to our North America resources and logistics network. We believe the completed integration will allow us to leverage our existing distribution network and infrastructure to expand the market reach of our Mann Packing family of products, while enhancing our ability to better serve our combined customers and address consumers' needs for healthier foods.

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

Pineapples

We believe that we are the leading marketer of fresh pineapples in the United States and a leading marketer worldwide based on internally generated data. Our pineapple net sales in 2022 represented 13% of our total net sales, and were primarily concentrated in North America (accounting for 60% of our total pineapple sales), followed by Europe (21%), Asia (13%), and the Middle East (6%).

Our Del Monte Gold® Extra Sweet pineapple, which was launched in 1996 as a then-new variety, has an enhanced taste, golden shell color, and bright yellow flesh and has replaced other traditional pineapple varieties in popularity and demand. The production and sale of premium pineapples in the market has also led to increased competition. In recent years, we have continued our efforts to diversify our product lines, including with the launch of our proprietary Pinkglow® pineapple in 2020 and with the relaunch of our Honeyglow® pineapple in 2021. In 2022, as a further showcase of our diverse product line in the pineapple space, we announced the launch of our Del Monte Zero™ carbon neutral pineapple, which provides consumers with a unique opportunity to support climate-conscious produce. This new pineapple variety, which we expect to launch in North America and select European markets in 2023, is grown in Costa Rica and has been certified as sustainably grown by a third-party certification body.

Pineapples are grown in tropical and sub-tropical locations. The principal production and procurement areas for our pineapples are Costa Rica, the Philippines, and Kenya.

Pineapples have a long growing cycle of 18 months, and require re-cultivation after one to two harvests. Growing pineapple requires a higher level of capital investment, as well as greater agricultural expertise as compared to bananas. Given the complexity of pineapple cultivation relative to our bananas, a higher percentage of the fresh pineapples we sell (79% by volume in 2022) is produced on company-controlled farms.

Avocados

Avocado net sales represented 7% of our total net sales during 2022. Avocados are one of the fastest growing produce items in the United States. According to a USDA report, the quantity of avocados available per person, a proxy for consumption, has tripled over the past two decades. Additionally, publications by The Packer over the most recent three years indicate that an average of approximately 26% of consumers in the U.S. purchased avocados over the same time period.

In 2021, we announced the arrival of our Goodvocado avocados, a pack of various sized avocados that naturally range from small to large, and that allow consumers to customize their use of avocados and discover new ways to incorporate them into their everyday cuisine. During 2022, we continued our efforts in the area of avocado predictability, combining the use of artificial intelligence and our data library to develop technology that can predict avocado pricing.

Our avocados are sourced principally from Mexico where we have our own sourcing operations and sorting and packing facility, ensuring a consistent supply of high-quality avocados year-round. We also obtain our supply of avocados from independent growers in the United States and Peru.

Prepared Foods

We have a royalty-free, perpetual license to use the Del Monte® trademark in connection with the production, manufacture, sale and distribution of prepared food, including beverages, in over 100 countries throughout Europe, Africa, the Middle East and certain Central Asian countries. We can also produce, market and distribute certain prepared food products in North America based on our agreement with Del Monte Pacific. The Del Monte® brand has a reputation with both consumers and retailers for value, quality and reliability and is considered a premier brand in many Western European markets. In addition to under the Del Monte® label, our prepared food products are also sold under the buyers’ own label for major retailers.

Our prepared food products include prepared pineapple, peaches, fruit cocktail, pears, tomatoes, and other fruits and vegetables, as well as fruit juices, various meals and snacks, and industrial products such as fruit in the form of purees, pulps and concentrates for further processing. In North America, we also produce and market an array of prepared vegetable offerings such as vegetable trays with dip, Nourish Bowls® and most recently, ready-to-use veggie kits created for air fryers.

Our prepared pineapple products are primarily sourced from our facility in Kenya while our prepared deciduous and tomato products are primarily sourced from our facility in Greece and from independent producers. We expect to continue investing in new product development to increase revenue and maintain market leadership in our prepared foods category.

Banana

Bananas are the leading internationally traded fresh fruit in terms of volume and dollar sales and one of the best-selling fresh fruits in the United States. According to a 2022 publication by The Packer, bananas were the most popular item in the produce department, purchased by 63% of consumers in the U.S. over the past twelve months.

We believe that we are the third-largest marketer of bananas in the United States and a leading marketer in other markets worldwide, based on internally generated data. Our banana net sales in 2022 represented 37% of our total net sales, and were primarily concentrated in North America (accounting for 51% of our total banana sales), followed by Europe (21%), Asia (18%), and the Middle East (9%). Our ability to provide our customers with a year-round supply of high-quality Del Monte® bananas is important to maintaining our existing customer relationships and attracting new customers. Our position as a volume shipper of bananas has also allowed us to make regular shipments of a wide array of other fresh produce, such as pineapples, melons and plantains, and has enabled us to expand our third-party ocean freight services, thereby reducing our average per-box logistics costs and maintaining higher quality produce with a longer shelf life.

Bananas have a relatively short growing cycle and are grown in tropical locations with humid climates and heavy rainfall, such as Central and South America, the Caribbean, Asia and Africa. Bananas are grown throughout the year in these locations, although demand and prices fluctuate based on the relative supply of bananas and the availability of seasonal and alternative fruit.

We produce bananas on company-controlled farms in Costa Rica, Guatemala, the Philippines, Panama and Brazil, and we purchase bananas from independent growers in Guatemala, the Philippines, Ecuador, and Colombia. In 2022, we produced approximately 45% of the banana volume we sold on company-controlled farms, and we purchased the remainder from independent growers. Although our supply contracts are primarily long-term, we also make purchases in the spot market, primarily in Ecuador. In Ecuador and Costa Rica, there are minimum export prices for the sale of bananas which are established and reviewed on a periodic basis by the respective governments.

In the Philippines, we purchase the majority of our bananas through long-term contracts with independent growers. Approximately 75% of our Philippine-sourced bananas are supplied by one grower, representing 11% of the Philippines banana industry volume in 2022. In the Philippines, we have leased approximately 4,200 hectares of land where we have planted approximately 3,450 hectares of bananas for the Asia and the Middle East markets.

Additionally, in early 2023 we announced a multi-year collaboration agreement with a UAE-based firm to launch banana operations in Somalia for purposes of supplying our Middle East and North Africa markets beginning in 2024. During the late 1980s and early 1990s, Somalia was a main hub for banana exports to these regions.

Other Products and Services

Included in our other products and services segment is our third-party freight and logistic services business and our Jordanian poultry and meats business.

Our third-party freight and logistic services business leverages our supply chain assets, including our shipping vessels, warehouses and cold storage infrastructure as part of our efforts to expand our portfolio of services. Our third-party ocean freight services business, which we rebranded as “Network Shipping” during 2022, operates as a hybrid shipping line/cargo owner and seeks to offer customers flexible and dependable access to routes between Costa Rica, Ecuador, Guatemala, Peru and the U.S. Building upon our six refrigerated container vessels, which were delivered in 2020 and 2021, has allowed us to continue expanding this ancillary business, and has provided meaningful contribution to our profitability in 2022 which we expect to continue in future periods. The business began by allowing us to optimize the excess capacity on our ships’ outbound and return voyages to and from our product sourcing locations as a way to generate incremental revenue and reduce our overall shipping costs. However, we have now opened agencies in the U.S., Guatemala, Costa Rica, Ecuador and Peru to support the expansion of this business and better serve our customers, including by enabling better end-to-end solutions such as cold storage services at port locations and cross-docking services in addition to our ocean freight services.

In addition, during 2022 we announced a range of new logistic services in North America, including inland freight, cross-docking, cold storage and warehousing services in an effort to further leverage our supply chain network within the region and optimize the productivity of our assets.

Our Jordanian poultry and meats business includes a vertically integrated poultry business, including poultry farms, hatcheries, a feed mill, a slaughterhouse and a meat processing plant.

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

As of the year ended 2022, we transported our fresh produce to markets using our fleet of one chartered and twelve owned ships, and operated four port facilities in the United States. We operated 42 distribution centers globally, generally with cold storage and banana ripening facilities in our key markets worldwide, including the United States, Canada, South Korea, the United Arab Emirates, Saudi Arabia and Hong Kong. We also operated 25 fresh-cut facilities in the United States, the United Kingdom, Japan, South Korea, the United Arab Emirates, Kuwait, and Saudi Arabia, some of which are located within our distribution centers. In addition, we own or lease other related equipment, including approximately 355 trucks and refrigerated trailers used to transport our fresh produce in the United States. In the Middle East, we own or lease approximately 154 trucks used to deliver fresh produce and prepared food products to customers.

As discussed above, we transport our fresh produce using our fleet of one chartered refrigerated ship and twelve owned ships. We also transport our products to destinations around the world using third-party container lines that cover destinations that we do not service directly with our own fleet. Included in our twelve owned ships are the six refrigerated container ships that we received in 2020 and 2021. These fuel-efficient vessels have allowed us to continue generating logistics cost savings, expanding our third-party ocean freight business, and ensuring the freshness and quality of our products. We also operate a fleet of approximately 11,000 refrigerated containers.

We believe that our control of the logistics process is a competitive advantage, including from a sales and marketing perspective. For example, because we are able to maintain the quality of our fresh produce in a continuous temperature-controlled environment, we are under less pressure to fully sell a shipment prior to its arrival at port. This allows us to manage the timing of our sales to optimize our margins. Our ability to off-load shipments for cold storage and distribution throughout our network also improves ship utilization by minimizing in-port docking time. In addition, our logistics network enables us to continuously monitor and maintain the quality of our produce, ensure timely and regular distribution to customers on a year-round basis, and manage our inventory among distribution centers, as needed, to effectively respond to changes in market demand.

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

The level of marketing investment necessary to support the prepared food business is significantly higher than that required for the fresh produce and fresh-cut fruit and vegetable business. We use a variety of promotional tools to build the Del Monte® brand and engage consumers in key markets in Europe, Africa and the Middle East. In certain European markets, we use distributors to perform product distribution, sales and marketing activities for the prepared food business. Under these distribution agreements, the sales, warehousing, logistics, marketing and promotion functions are all performed by the distributor. This strategy of utilizing independent distributors enables us to reduce distribution, sales and marketing expenses while allowing us to penetrate additional markets.

During 2022, one customer, Walmart, Inc. (including its affiliates), accounted for approximately 8% of our total net sales. These sales are reported in our banana and fresh and value-added products segments. No customer accounted for 10% or more of our net sales in 2022. In 2022, our top 10 customers accounted for approximately 29% of our net sales.

North America

In 2022, 61% of our net sales were in North America where we have established a highly integrated sales and marketing network that builds on our ability to control transportation and distribution throughout our extensive logistics network. We operate a total of 27 distribution centers and fresh-cut facilities within North America. Our distribution centers have ripening capabilities and/or other value-added services. Within North America we also operate four port facilities, which include cold storage capabilities, and own an avocado packing facility in Uruapan, Mexico.

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

Europe

In 2022, 17% of our net sales were in Europe where we distribute our fresh produce and prepared food products. Our fresh produce products are distributed to leading retail chains, smaller regional customers as well as to wholesalers and distributors through direct sales and distribution centers.  In the United Kingdom, we have a sales office in Staines, England and operate a fresh-cut facility in Wisbech, England. In France, since late 2021, we have outsourced our fresh-cut production and banana ripening activities to third-parties, while our sales and marketing function is performed internally. Similarly, in Germany, our sales and marketing function is performed internally and our ripening operations were outsourced to a service provider beginning in 2022. In the Netherlands, Spain, Portugal, Italy and Poland, we have sales and marketing entities that perform direct sales of our fresh produce products.

Our prepared food products are distributed through independent distributors throughout most of Europe. In the United Kingdom, our prepared food products are distributed using a combination of both independent distributors and our own marketing entity. Our prepared food activity in Germany and France has been performed via direct sales to the retail channel through our own sales and marketing entity.

Middle East and North Africa

In 2022, 10% of our net sales were in the Middle East and North Africa. In this region, we distribute our products through independent distributors and company-operated distribution facilities.

Our leased distribution and manufacturing center in Dubai, United Arab Emirates (“UAE”) has just-in-time delivery capabilities and includes fresh-cut fruit and vegetable operations, an ultra-fresh juice manufacturing operation and prepared food distribution. In Saudi Arabia, through our 60%-owned joint venture, we owned two distribution centers as of December 30, 2022 with banana ripening, cold storage facilities, fresh-cut fruit, vegetable and salad operations, and prepared food manufacturing of frozen potatoes, ultra-fresh juices, and freshly prepared sandwiches. One of the distribution centers is located in Riyadh, the capital city of Saudi Arabia, and the other distribution center is located in Jeddah, the second largest city in the country. During the first quarter of 2023, we entered into a sale and purchase agreement to sell these two distribution centers, and related assets, for a total purchase price of $67.6 million. Contemporaneously with the execution of the sale and purchase agreement, we entered into an operating lease agreement in which we leased back a portion of the facilities where we will continue our fresh-cut fruit, vegetable, salad, and prepared food manufacturing operations. Beginning in 2023, our fresh produce products in Saudi Arabia will be distributed using an independent distributor.

In the UAE and in Saudi Arabia, we also distribute our products using our own innovative retail concept through our Food and Beverage (F&B) stores. These F&B stores are small retail kiosks selling our fresh-cut produce, juice and other prepared food products and are strategically located in airports, schools, hospitals and inside hyper-markets.

In Jordan, we own a vertically integrated poultry business including poultry farms, hatcheries, a feed mill, a slaughterhouse and a meat processing plant. As part of our vertical integration and expansion strategy in this region, we developed a 10 hectare ultra-modern hydroponic greenhouse in Jordan to supply lettuce to our fresh-cut facilities, and where we also have a fresh-cut processing center for supplying lettuce to the Jordan market. We have one F&B store in this country.

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

Asia

In 2022, 10% of our net sales were in Asia. We distribute our products in Asia through direct marketing and large distributors. Our principal markets in this region are Japan, South Korea, mainland China and Hong Kong.

•In Japan, we distributed 100% of the products we sold in 2022 through our own direct sales and marketing organization and we operate three fresh-cut facilities. Our products are distributed from four distribution centers located at strategic ports in Japan, which include cold storage.
•In South Korea and Hong Kong, we engage in direct sales and marketing activities. In South Korea, we have three distribution centers that utilize advanced ripening technology and which increase our ability to offer value-added services to our customers. In South Korea, we also operate a fresh-cut fruit and vegetable facility from which we supply major foodservice customers. In Hong Kong, we have one distribution and banana ripening center.
•In other Asian markets, including mainland China, we sell to local distributors.

Quality Assurance

To ensure the consistent high quality of our products, we have quality assurance operations placed throughout our global operations under the direction of our corporate quality assurance team. This quality assurance team maintains and enforces detailed quality specifications for all our products so that they meet or exceed our high quality standards and any applicable regulatory requirements. Our specifications require extensive sampling of our fresh produce at each stage of the production and distribution process using external appearance, internal quality, size, color, porosity, translucency, sweetness and other criteria. Our goal is that only fresh produce meeting our stringent quality specifications is sold under the Del Monte® and Mann™ brands.

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

As an indication of our worldwide commitment to quality, food safety, and sustainability, many of our operations are third party certified in globally recognized standards developed for the safe and sustainable production and distribution of quality foods.  These standards include the International Organization for Standardization’s ISO 22000 (FSSC 22000) and the Global Food Safety (GFS) Initiative benchmarked standards of Primus GFS, Global G.A.P, and we are in compliance with all components of the Food and Drug Administration's (FDA) Food Safety Modernization Act. All of our operations that produce or handle high risk foods (tomatoes, melons or leafy greens) apply Hazard Analysis & Critical Control Points (“HACCP”) principles. HACCP is a management system in which food safety is addressed through the analysis and control of biological, chemical and physical hazard from raw material production, procurement and handling, to manufacturing, distribution and consumption of the finished product. Our certification also includes SCS Global Services’ Sustainably Grown Certified and the Sustainable Agriculture Network’s Rain Forest Alliance for sustainable agriculture and food production. Additionally, our Costa Rica Banana operation has been certified as Carbon Neutral by SCS Global Services since 2015, and our Costa Rica pineapple operation was recently certified as well. Taken together, these certifications reflect our commitment to quality and the strictest standards of food safety.

Competition

The global fresh produce industry is a highly competitive business, and the effect of competition is intensified because of the perishable nature of the products. We compete based on a variety of factors, including price, overall product quality, brand recognition and customer loyalty, reliability and consistency, effectiveness of marketing and promotional activity, and the ability to identify and satisfy evolving consumer preferences. Our sales are also affected by the availability of seasonal and alternative produce. While historically our main competitors have been multinational banana and pineapple producers, our diversified range of product offerings has resulted in additional competition from a variety of companies. These companies include local and regional producers and distributors in each of our fresh produce and fresh-cut product categories.

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

The prepared food products market is mature and characterized by high levels of competition and consumer awareness. Consumer choices are driven by price and/or quality. Large retailers with their “buyers own label” (“BOL”) products appeal to price-conscious consumers, while brand names are the key differentiator for quality-focused consumers. In the prepared food markets in Europe, Africa, North America, and the Middle East, we compete with various local producers, large retailers with their BOL products, and large international branded companies. It is in the branded section that our prepared food products, specifically canned fruit and pineapple in many European countries, hold a leading market position. The mature state of the market in Western Europe, together with the strength and sophistication of the large retailers there, account in part for the increasing presence of BOL products in many food and beverage categories. In order to reduce our costs and increase our competitiveness in the prepared foods business, particularly in Europe, we use distributors in certain key European markets to perform product distribution and sales and marketing activities. Under these arrangements, the sales, warehousing, logistics, marketing and promotion functions are all performed by the distributor.

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

Environmental Regulations

The management, use and disposal of some chemicals and pesticides are inherent aspects of our production operations. These activities and other aspects of production are subject to various environmental laws and regulations, depending upon the country of operation. In addition, in some countries of operation, environmental laws can require the investigation and, if necessary, remediation of contamination related to past or current operations. We are not a party to any dispute or legal proceeding relating to environmental matters where we believe that the risk associated with the dispute or legal proceeding would be material, except as described in Note 16, “Commitments and Contingencies” to the Consolidated Financial Statements included in Item 8.  Financial Statements and Supplementary Data.

In 1980, elevated levels of certain chemicals were detected in the soil and ground-water at a plantation leased by one of our U.S. subsidiaries in Oahu, Hawaii. For further information, see Note 16, “Commitments and Contingencies” to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

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

Some of the research and development projects include:

•the development of the Del Monte Gold® Extra Sweet pineapple and other pineapple and melon varieties, including our proprietary Pinkglow® pineapple and the patented Vintage Ruby™ pineapple

•improved irrigation methods and soil preparation for melon planting

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

We sell produce under several other brands for which we have obtained registered trademarks, including UTC®, Rosy®, Just Juice®, Fruitini® and other regional brands.

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

These seasonal fluctuations are illustrated in the table below, which presents certain unaudited quarterly financial information for the periods indicated. However, the impact of seasonality on our financial results was atypical during fiscal year 2022, particularly in our banana segment, where current market conditions led to a more significant portion of our gross profit being generated in the second half of the year when compared with historical results. Specifically, banana gross profit in the third and fourth quarters of 2022 was positively impacted by higher per unit sales prices when compared to those typically realized during those quarters. The higher per unit sales prices were driven by a combination of factors including inflation-justified price increases, fuel and freight surcharges within certain of our contracts, strategic sourcing decisions in response to market conditions which reduced excess volume, and atypical seasonally low industry supply in certain markets.

	Year ended
	December 30, 2022	December 31, 2021
Net sales:
First quarter	$1,136.9	$1,088.3
Second quarter	1,211.9	1,141.6
Third quarter	1,053.5	1,004.8
Fourth quarter	1,040.0	1,017.3
Total	$4,442.3	$4,252.0
Gross profit:
First quarter	$89.8	$105.0
Second quarter	80.7	110.0
Third quarter	88.0	48.9
Fourth quarter	81.7	39.8
Total*	$340.2	$303.8
*Due to rounding, the sum of the quarterly amounts may not equal the reported amounts for the full year.

Human Capital Management

We believe in nurturing people, from consumers eating our products to our employees, suppliers, customers and the communities in which we live and work.

Employees

Our employees are our greatest asset and are directly responsible for our success in delivering fresh, quality products to consumers. Our current workforce is comprised of approximately 6,920 full-time, salaried employees and 22,248 full-time, hourly employees. Additionally, we employ over 10,900 seasonal, hourly employees, who enable us to pack our in-season fruits and vegetables. Approximately 80% of our workforce is employed in production locations. We provide our employees with competitive fixed and/or variable pay, and for eligible employees, we currently provide access to health and retirement benefits. In each of our regions, we work with local officials to calculate fair wages for our team members. We are competitive with local practices; on average, we pay above minimum wage at our farms in Central America, Kenya, and the Philippines.

Diversity and Inclusion

We strive to foster a culture of diversity and inclusion (“D&I”) so all employees feel respected and no employee feels discriminated against. We are proud of the diversity throughout our organization and especially in our leadership team, of which 59% identify as Hispanic, 33% identify as Middle Eastern, and 8% identify as Caucasian. We embrace diversity throughout our company as we have employees across multiple generations and many different backgrounds. In 2019, we launched an internal diversity audit to better understand diversity, equity and inclusion within our organization. As a result of feedback from our 2020 diversity survey, in 2021, we added two new female members to our board of directors. During 2021, a formal council comprised of senior leadership worked to connect our D&I efforts with our overall business strategy to communicate our goals, develop mechanisms to achieve those goals and track our progress. We believe a diverse workforce fosters innovation and cultivates an environment of unique perspectives. As a result, D&I help us meet the needs of our customers around the world.

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

Health

We support the health and well-being of our employees by offering health care benefits. While these benefits vary across our different regions, we are competitive with local practices. We take a proactive approach to the health and well-being of our communities by contributing to the development of health services and infrastructure. We also support many local organizations and initiatives that promote healthy and active lifestyles, and sponsor local sports teams and organizations throughout our regions.

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

Community Outreach

In our communities around the world, we create more than just jobs; we increase access to healthcare and education, help develop infrastructure, contribute to reducing food insecurity and support resiliency and recovery when natural disasters occur. We recognize that each community has unique needs, challenges and cultures, so we work with these communities individually through local organizations and governments, to help develop initiatives that address some of their biggest challenges. Our goal for these programs is to support and foster lasting change. Although we prioritize a “bottom-up” approach that gives our operating regions the responsibility for responding to the specific issues of local concern, our Community Fresh Team steers our community outreach strategy with a focus on five key pillars: (1) access to healthcare, (2) education, (3) clean water and related infrastructure, (4) disaster relief, and (5) ending hunger and providing access to healthy foods.

Globally, we launch and support a variety of projects each year, from providing clean water, to funding schools, to planting trees. We work together with our team members and communities to tackle the issues they face in each of the regions we are proud to call home and are committed to doing all that we can to preserve, protect and grow programs and infrastructure that help them thrive. Our efforts, to date, include:
•Planting and donating more than 1.6 million trees in our operations and our communities;
•Supporting 35,000 students and adult learners with educational opportunities since 2018;
•Aiding in sanitation and health efforts across the globe, including recently supporting COVID-19 vaccination efforts in Kenya, Guatemala, and Costa Rica; and
•Donating resources to install electrical meters in Kenya which provided daytime electricity access to more than 1,800 housing units in the community.

Workforce Governance

Our Board of Directors currently oversees all human capital resources. Our Governance Committee currently oversees our policies and programs related to sustainability, risk management, corporate social responsibility and the environment. Additionally, our Compensation Committee is dedicated to carrying out incentive programs and working with our employees to strategically align talent within the Company. Within our Compensation Committee, our Chief Human Resources Officer is responsible for advising and providing insight to best practices regarding human resource issues.

Availability of Reports and Additional Information

Our legal name is Fresh Del Monte Produce Inc., and we use the commercial name Del Monte Fresh Produce. We are an exempted holding company, incorporated under the laws of the Cayman Islands on August 29, 1996. At December 30, 2022, the close of our most recent fiscal year, members of the Abu-Ghazaleh family directly owned approximately 29.1% of our outstanding Ordinary Shares.

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

The volume data included in this annual report has been obtained from our records. Except for volume data for Fresh Del Monte, the market share, volume and consumption data contained in this annual report have been compiled by us based upon data and other information obtained from third-party sources and from our surveys of customers and other company-compiled data. Except as otherwise indicated, volume data contained in this Report is shown in millions of 40-pound equivalent boxes.

Item 1A.Risk Factors

We are subject to many risks and uncertainties that may affect our future financial performance and our stock price. Some of the risks and uncertainties that may cause our financial performance to vary or that may materially or adversely affect our financial performance or stock price are discussed below.

Risks Related to Global Market Conditions

We may not be able to increase prices to fully offset inflationary pressures on costs, such as raw and packaging materials, labor, and distribution costs, which may impact our financial condition or results of operations.

As a producer, marketer and distributor of produce, we rely on raw materials, packaging materials, labor, distribution resources and transportation capacity. The costs of raw materials, packaging materials, labor, energy, fuel, transportation and other inputs necessary for the production and distribution of our products have rapidly increased. In addition, many of these materials and inputs are subject to price fluctuations from a number of factors, including, but not limited to, market conditions, demand for raw materials, weather, growing and harvesting conditions, climate change, energy costs, currency fluctuations, supplier capacities, governmental actions, import and export requirements (including tariffs), acts of war and other factors beyond our control. Although we are unable to predict the impact on our ability to source materials in the future, we expect these supply pressures to continue into 2023. We also expect the pressures of input cost inflation to continue into 2023. The price and availability of various commodities can significantly affect our costs. For example, the price of fuel used in our shipping operations, including fuel used in ships that we own or charter, is an important variable component of transportation costs.

Our attempts to offset these cost pressures, such as through increases in the selling prices of some of our products, may not be successful. Higher product prices may result in reductions in sales volume. Consumers may be less willing to pay a price differential for our branded products and may increasingly purchase lower-priced offerings, or may forgo some purchases altogether, during an economic downturn. To the extent that price increases are not sufficient to offset these increased costs adequately or in a timely manner, or if they result in significant decreases in sales volume, our business, financial condition or operating results may be adversely affected. Furthermore, we may not be able to offset any cost increases through productivity initiatives or through our commodity hedging activity.

Our profit margins for many of our products, including bananas, pineapples and other fresh produce, are volatile and we may not be able to increase prices to address cost increases.

Our profitability depends on the profit margins and sale volumes of bananas, pineapples and other fresh produce. Market prices of bananas, pineapples and other fresh produce are volatile and difficult to predict because they are affected by various factors, including their availability and quality in the marketplace, imbalances of supply and demand and import regulations. A significant portion of our cost of goods are production and logistics costs which are based on, amongst others, the prices of fuel, labor, fertilizers, inland freight and packing materials, which are out of our control. Consequently, increases in these costs materially and adversely affect our margins. In 2022, economic conditions driven by a multitude of external factors, including the COVID-19 pandemic, have resulted in material inflation in the cost of our packaging materials, fertilizers, inland freight, labor and fuel. If we are unable to increase our pricing to reflect these increased costs our profit margins will be adversely affected.

In late 2021 and continuing into 2022, we increased retail prices as a result of these increased costs. However, retail price increases may not sufficiently reverse the reduced profit margins and could result in loss of sales if our competitors do not also increase their prices. These cost pressures will likely continue to negatively impact our profitability in the future, and we cannot predict their extent or duration.

Our industry is highly competitive, which could adversely affect our profitability.

The bananas, pineapples, and other fresh produce and value-added products markets are highly competitive, and the effect of competition is intensified because most of our products are perishable. Although the perishability of fresh produce varies to a certain degree by item, fresh produce is, as a general matter, highly perishable and must be brought to market and sold soon after harvest. To compete successfully, we must strategically source fresh produce and value-added products of uniformly high quality and sell and distribute them on a timely and regular basis. The extent of competition generally varies by product and is influenced by various factors including price, product quality, brand recognition and customer loyalty, effectiveness of marketing and promotional activity, and the ability to identify and satisfy evolving consumer preferences.

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

In the past twenty years, the food industry in the United States and in many international markets has significantly consolidated. For example, four grocers dominate the U.S. grocery market. Based on their increased size, these entities (i) can exert significant downward pricing pressure on marketers and/or distributors, such as us, which inhibits our ability to adequately respond to inflationary changes, (ii) can impose additional costs on us that are the type typically borne by the grocer and (iii) have the ability to launch private label food products that compete with us. If we are unable to successfully manage these relationships, our financial results may be materially and adversely affected.

We are subject to material currency exchange risks because our operations involve transactions denominated in various currencies, which could negatively affect our operating results.

We conduct business around the world and regularly transact in foreign currencies. Consequently, our results of operations, as expressed in U.S. dollars, may vary significantly because of fluctuations in currency exchange rates. Such disparities are particularly crucial to our business because we incur a significant portion of our costs and our net sales in foreign currencies (nearly 28% of our sales in 2022). We are generally unable to adjust our sales prices locally to compensate for fluctuations in the exchange rate of the U.S. dollar and a given foreign currency. There is also a time lag between the moment we incur costs and the moment we collect payments for our products. We periodically utilize forward contracts to hedge against our exposure to currency fluctuations, but we may at times be unable to agree to favorable terms or agree to terms that do not adequately offset currency fluctuations. Accordingly, if the U.S. dollar appreciates relative to the foreign currencies in which we receive sales proceeds, our operating results may be negatively affected. Our costs are also affected by fluctuations in the value, relative to U.S. dollar, of the currencies of the countries in which we have significant production operations. A weaker U.S. dollar may result in increased costs of production abroad.

Risks Related to Our Business and Operations

The loss of one or more of our largest customers, or a reduction in the level of purchases made by these customers, could negatively impact our sales and profits.

Sales to Walmart, Inc., our largest customer, amounted to approximately 8% of our total net sales in fiscal 2022, and our top 10 customers collectively accounted for approximately 29% of our total net sales. We expect that a significant portion of our revenues will continue to be derived from a small number of customers. We believe these customers make purchasing decisions based on a combination of price, product quality, consumer demand, customer service performance, desired inventory levels and other factors that may be important to them. Changes in our customers' strategies or purchasing patterns, including a reduction in the number of brands they carry, may adversely affect our sales. Customers may also reduce their purchases from us because of price increases. Additionally, our customers may face financial difficulties, including bankruptcy, or disruptions to their operations which may cause them to reduce their level of purchases from us or render them unable to satisfy their outstanding credit balances on a timely basis. If sales of our products to one or more of our largest customers are reduced or we are unable to collect payment, our business, financial condition and results of operations may be adversely affected.

We are dependent on our relationships with key suppliers to obtain a number of our products.

We depend on independent growers and key suppliers to obtain products and raw materials. In the Philippines, we purchase most of our bananas through long-term contracts with independent growers. Approximately 14% of our banana net sales in 2022 were supplied by one grower in the Philippines. Termination of our relationships with our key suppliers could adversely affect our business. Additionally, we may enter into seasonal purchase agreements committing us to purchase fixed quantities of produce at fixed prices. We may suffer losses if we fail to sell such fixed quantities of produce. Any of these factors could materially and adversely affect our business, financial condition and results of operations.

Disruption of our supply chain could adversely affect our business.

Damage or disruption to raw material supplies or our manufacturing or distribution capabilities due to weather, climate change, natural disaster, fire, cyber-attacks, pandemics (such as the COVID-19 pandemic), governmental restrictions, strikes, import/export restrictions, or other factors could impair our ability to produce and sell our products. Our suppliers' policies and practices can damage our reputation and the quality and safety of our products. Disputes with significant suppliers, including disputes regarding pricing or performance, could adversely affect our ability to supply products to our customers and could materially and adversely affect our sales, financial condition and results of operations. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, particularly when a product is manufactured from a single location, could adversely affect our business and results of operations, as well as require additional resources to restore our supply chain.

Moreover, short term or sustained increases in consumer demand may exceed our production capacity or otherwise strain our supply chain. Our failure to meet the demand for our products could adversely affect our business and results of operations.

A continued shortage of qualified labor could negatively affect our business and materially reduce earnings.

The future success of our operations, including the achievement of our strategic objectives, depends on our ability, and the ability of third parties on which we rely to supply and to deliver our products, to identify, recruit, develop and retain qualified and talented individuals. As a result, any shortage of qualified labor could significantly adversely affect our business. Such a shortage could also lead to higher labor costs (or higher costs to purchase the services of the third parties) and reduce our results of operations. In the current operating environment, we are experiencing a shortage of qualified labor in certain geographies which is resulting in increased costs. A continuation of such shortages for a prolonged period could have a material adverse effect on our profitability and our ability to grow.

Our strategy of diversifying our product lines, expanding into new geographic markets and increasing the value-added services that we provide to our customers may not be successful.

We are diversifying our product lines through expansion of our service offerings to include a higher proportion of value-added products and services, such as the preparation of fresh-cut produce, ripening, customized sorting and packing, direct-to-store delivery and in-store merchandising and promotional support. For instance, in December 2022, we announced the offering of our Del Monte Zero™ pineapple, which is a carbon neutral certified pineapple.

In addition, we have made significant investments in distribution centers, growing operations and prepared food facilities through capital expenditures, including the acquisition of Mann Packing, and have expanded our business into new geographic markets. We may not be successful in anticipating the demand for these value-added products and services, in establishing the requisite infrastructure to meet customer demand or the provision of these value-added services. For example, the demand for our fresh-cut vegetable products has not met our anticipated levels. If we are unable to successfully develop and integrate the diversified product lines in our fresh-cut and value-added vegetable categories, we may not realize all the anticipated synergies and benefits of our Mann Packing investments which could have an adverse effect on our growth and our results of operations.

Some of our products contain genetically modified organisms (“GMOs”) or are gene-edited and we may in the future need to develop and market such products based on adverse market conditions.

As we continue to diversify our product lines, we may increasingly incorporate products that may contain genetically modified organisms (“GMOs”) or be gene-edited in varying proportions. For example, in 2020 we launched our proprietary Pinkglow® pineapple, which is sourced from genetically modified pineapple plants. The success of these products will in large part depend on the market acceptance of these products in the areas that we operate. In the future, we may be forced to utilize GMO or gene-edited products in response to adverse market conditions, including disease, climate change or rising costs, if such products are the only viable alternatives. For example, as a result of Tropical Race 4 (“TR4”) spreading into new growing regions, we may need to deploy GMO or gene-edited bananas resistant to the disease to maintain a viable supply of bananas to our key markets. If adverse public opinion about GMO or gene-edited products predominates, we may be unable to sell such products in certain key markets, adversely affecting our business, financial condition and results of operations. For more information about TR4, see “Risk Factors - Tropical Race 4 (“TR4”) may impose significant costs and losses on our business.”

In recent years, the food industry has been subject to negative publicity about the health implications of GMOs, added sugars, trans fat, salt, artificial growth hormones and ingredients sourced from foreign suppliers. Consumers may decide to purchase fewer GMO produce products or require us to meet stricter standards than are required by applicable agencies, thereby increasing the cost of production. Global regulatory agencies may also impose new restrictions on the use of GMOs. If adverse public opinion about GMO or gene-edited products predominates, we may be unable to sell such innovative products in certain of our key markets, adversely affecting our ability to diversify our business.

Demand for our products is subject to changing consumer preferences, and a reduction in demand for any one or more of our products could negatively impact our sales and profits.

Consumer preferences for food products evolve over time. Shifts in consumer preferences that impact demand for our products can result from several factors, including dietary trends, attention to nutritional aspects and concerns about the health effects of and the sourcing of ingredients. Our ability to market and sell our products successfully in part depends on how we identify and respond to such changes by offering products that appeal broadly to consumers considering current demands. Our competitors may have a greater operating flexibility, which may permit them to better adapt to changes or to introduce new products and packaging quicker and with greater marketing support. The demand for our products may also be impacted by public commentaries about our products or similar products, as well as by changes in the level of advertising or promotional support that we employ or that are employed by relevant industry groups or third parties that provide competing products. If consumer preferences trend negatively with respect to any one or more of our products, our sales volumes may decline as a result.

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

Relatedly, our reputation could be impacted by stakeholders’ perceptions of our sustainability initiatives. Should we not meet stakeholders’ expectations or communicate our efforts sufficiently, our reputation may be negatively impacted.

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
•reputational and financial risks, such as potential unknown liabilities of any acquired business;
•potential issues with the financial disclosures, accounting practices or internal control systems of any acquired business, joint venture or business partner; and
•in the case of joint ventures and business partnerships, increased potential risks associated with the lesser degree of control that we may be able to exert due to the arrangements with our business partners.

We may incur additional costs and certain redundant expenses in connection with our acquisitions, which may have an adverse impact on our financial results. Future acquisitions may result in dilutive issuances of equity securities, the incurrence of additional debt, use of significant portions of our cash reserves, asset impairments (including charges related to goodwill and other intangible assets) and restructuring and other charges. The incurrence of debt in connection with any future acquisitions also could restrict our ability to obtain working capital or other financing necessary to operate our business. Our future acquisitions or investments may not be successful, and if we fail to realize the anticipated benefits of these acquisitions or investments, our business, operating results and financial position could be harmed.

During 2021 and 2022, we made investments in unconsolidated companies within the food, nutrition, and agricultural technology sectors. In the future, we may continue investing in similar companies that align with our long-term strategy and vision. There can be no assurance that we will achieve returns or benefits from these current or future investments. Under certain circumstances, significant declines in the fair values of these investments may require the recognition of other-than-temporary impairment losses. We may lose all or part of our investment relating to such companies if their value decreases as a result of their financial performance or for any other reason.

A sustained lack of profitability could cause us to incur impairment charges of our intangible and long-lived assets and/or record valuation allowances against our deferred tax assets.

If we incur operating losses for a sustained period of time, the carrying value of our goodwill, other intangible assets and long-lived assets could be impaired. We review for impairment annually or if indicators of impairment manifest. The goodwill associated with our banana reporting unit and the goodwill, trade names, and trademarks associated with our prepared foods reporting unit are highly sensitive to differences between estimated and actual cash flows and changes in the discount rates used to evaluate their fair value. If our banana and prepared foods reporting units do not perform as expected, the goodwill and other intangible assets associated with these reporting units may be at risk of impairment in the future. Additionally, we record impairments on long-lived assets, including definite-lived intangible assets, when indicators of impairment are present and the estimated undiscounted cash flows of those assets are less than the assets’ carrying amount. Certain definite-lived intangible assets related to our fresh and value-added products segment are sensitive to changes in estimated cash flows. If future developments result in estimated cash flows that are less than currently estimated levels, these assets could be impaired. If incurred, future impairment of our intangible and/or long-lived assets could have a material adverse effect on our results of operations.

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

In addition, a material portion of our employees work under various syndicatos, work councils, collective bargaining agreements or other agreements with similar types of entities. Our inability to maintain favorable relationships with these entities could result in labor disputes, including work stoppages, which could have a material adverse effect on the portion of our business affected by the dispute, our financial position, and our results of operations.

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

Keeping our food products at specific temperatures maintains freshness and enhances food safety. In the event of extended power outages, natural disasters or other catastrophic occurrences, failures of the refrigeration systems in our fulfillment centers or third-party delivery trucks, failure to use adequate packaging to maintain appropriate temperatures, or other circumstances both within and beyond our control, our inability to store perishable inventory at specific temperatures could result in significant inventory losses as well as increased risk of food safety. We also contract with third parties to conduct certain fulfillment processes and operations on our behalf or to sell our product in a retail environment. Any failure by such third party to adequately store, maintain or transport perishable foods could negative impact the safety, quality and merchantability of our products and the experience of our customers. The occurrence of any of these risks could materially adversely affect our business, financial condition and operating results.

Regulatory Risks

We are subject to the risk of product contamination and product liability claims which could materially and adversely affect our results and financial condition.

The sale of food products for human consumption involves the risk of injury to consumers. Such injuries may result from tampering by unauthorized personnel or quality issues such as product contamination or spoilage, including the presence of foreign objects, substances, chemicals or residues introduced during the growing, packing, storage, handling or transportation phases. The occurrence of any illnesses or injuries could have serious consequences on sales of our products, our brands and/or our reputation, any of which could harm our business. We cannot be sure that consumption of our products will not cause a health-related illness in the future, that we will not be subject to claims or lawsuits relating to such matters or that we will not need to initiate recalls of our products in response to the foregoing. Even if a product liability claim is unsuccessful, the negative publicity surrounding any assertion that our products caused illness or injury could adversely affect our reputation with existing and potential customers and our brand image. In addition, claims or liabilities of this sort might not be covered by our insurance or by any rights of indemnity or contribution that we may have against third parties, including our customers and suppliers. We cannot be sure that we will not incur claims or liabilities for which we are not insured or that exceed the amount of our insurance coverage, resulting in significant cash outlays that would materially and adversely affect our results and financial condition. We also are subject to the risk of recall events of our competitors which could result in industry-wide reputational loss or consumer avoidance of certain products.

We are subject to legal and environmental risks that could result in significant cash outlays.

We are involved in several legal and environmental matters that, if not resolved in our favor, could require significant cash outlays and could materially and adversely affect our results of operations and financial condition. For example, in 1980, elevated levels of certain chemicals were detected in the soil and ground-water at a plantation leased by one of our U.S. subsidiaries in Oahu, Hawaii (the “Kunia Well Site”). In 2005, our subsidiary signed a Consent Decree (“Consent Decree”)

with the Environmental Protection Agency (“EPA”) for the performance of the clean-up work for the Kunia Well Site. Based on findings from remedial investigations, our subsidiary coordinated with the EPA to evaluate the clean-up work required in accordance with the Consent Decree. On July 25, 2022, an Explanation of Significant Differences (ESD) for the Kunia Well Site was filed by the EPA, which formally transitioned the remedy for the Kunia Well Site to a Monitored Natural Attenuation (MNA). The estimate associated with the clean-up costs, and on which our accrual is based, is $2.8 million. As of December 30, 2022, $2.5 million was included in other noncurrent liabilities, and $0.3 million was included in accounts payable and accrued expenses in the Consolidated Balance Sheets for the Kunia Well Site clean-up. See Note 16, “Commitments and Contingencies” to the Consolidated Financial Statements included in Item 8.  Financial Statements and Supplementary Data.

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

We are also subject to the laws and regulations in the jurisdictions where our facilities are located and where our products are distributed, including, but not limited to, the following:

•Rules and regulations implemented by the FDA, pursuant to the Federal Food, Drug and Cosmetic Act, as amended by the Food Safety Modernization Act (“FSMA”), which has been active in implementing regulations to reduce the risk of contamination in food manufacturing, such as the Foreign Supplier Verification program, and enforcing such regulations. For example, the FDA issued a final rule on additional traceability recordkeeping requirements, which will be effective January 20, 2026, designed to facilitate faster identification and rapid removal of potentially contaminated food from the market;
•Regulations on imports and exports by the United States Department of Agriculture (the “USDA”);
•Food and safety laws issued by European Union Member States, pursuant to the General Food Law Regulation (EC No. 178/2002);
•Laws and regulations associated with the European Green Deal and EU’s General Food Law Regulation effort to create sustainable food systems, which could result in increased costs for our business associated with compliance with new laws and regulations; and
•Laws and regulations implemented by the Canadian Food Inspection Agency and other Canadian governmental departments, which could disrupt our Canadian business, including, for example, requirements relating to import licenses, traceability and food testing.

Our failure to comply with these laws and regulations, or to obtain required approvals, could result in fines, as well as a ban or temporary suspension on the production of our products or limit or bar their distribution, and affect our development of new products, and thus materially adversely affect our business and operating results.

We are subject to risk arising from transportation of our products and those arising from our commercial shipping and logistics business.

Our business and employment practices are also subject to regulation by the U.S. Department of Transportation, as well as its agencies, the Surface Transportation Board, the Federal Highway Administration, the Federal Motor Carrier Safety Administration, and the National Highway Traffic Safety Administration, which collectively regulate our trucking business through the regulation of operations, safety, insurance and hazardous materials. We must comply with the safety and fitness regulations promulgated by the Federal Motor Carrier Safety Administration, including those relating to drug and alcohol testing and hours of service. Such matters as weight and dimension of equipment also fall under federal and state regulations.

In addition, as an ocean logistics operator, we are subject to numerous federal, state and local laws and regulations in the U.S., as well as laws and regulations internationally, relating to safety, cabotage, and equipment standards that are costly to comply with and expose us to liability. We are also subject to environmental laws and regulations, including those relating to air quality initiatives at port locations; air emissions; wastewater discharges; the transportation, handling and disposal of solid and hazardous materials, oil and oil-related products, hazardous substances and wastes; the investigation and remediation of contamination; and health, safety and the protection of the environment and natural resources. These laws and regulations provide for substantial fines, as well as criminal and civil penalties, in the event of any violations of, or non-compliance with, their requirements. For example, in 2018 the California Air Resource Board issued the Company a Notice of Violation alleging violations of certain California anti-air pollution regulations by ships that were subject to a time charter by us from an unrelated non-U.S. third party. While we ultimately settled this matter for an immaterial amount, mitigation strategies or contingency plans to remain in compliance with such laws and regulations in the future may be unsuccessful or may result in additional costs which could adversely affect our business. Further, any changes in applicable laws and regulations, including their enforcement, interpretation or implementation that result in more stringent requirements than currently anticipated, as well as any new laws and regulations that are adopted could impose significant additional costs and limitations on our ability to operate.

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
•political changes and economic crises that may lead to changes in the business environment where we operate;
•international conflicts and terrorist acts, which could impact our business, financial condition and results of operations;
•public health epidemics, such as COVID-19, which could impact employees and the global economy;
•economic sanctions, which could disrupt our products, even if we do not sell directly into a sanctioned country;
•potential violations or alleged violations of laws, regulations, safety codes, employment practices, human rights standards, anti-corruptions laws and other obligations, norms and ethical standards associated with our operations that may result in litigation costs and damage to our reputation, even if we are ultimately not found responsible;
•changes in governmental agricultural policies such as price supports and acreage set aside programs in the jurisdictions where we conduct our significant growing operations; and
•economic downturns, political instability and war or civil disturbances that may disrupt our, our third-party suppliers' and our customers' production and distribution logistics or limit sales in individual markets.

Concerning the regulatory environment, banana import regulations have previously restricted our access and increased the cost of doing business. Costa Rica and Ecuador have established “minimum” export prices for bananas that are used as the reference point in banana purchase contracts from independent producers, thus limiting our ability to negotiate lower purchase prices. These minimum export price requirements could increase the cost of sourcing bananas in countries that have established such requirements.

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

Our income taxes consist of the consolidation of tax provisions computed on a separate entity basis, for each country in which we have operations. Changes in the sources of income, agreements we have with taxing authorities or our tax filing positions in various jurisdictions could cause our overall tax rate to fluctuate significantly. In addition, changes in rules related to the accounting for income taxes or changes in applicable tax laws and regulations, including tax laws that impact our current company structure, could adversely affect our tax expense, profitability and cash flows. In the U.S., the current administration may implement substantial changes and reforms to fiscal and tax policies. We cannot predict the impact, if any, of these potential changes, or any future changes in any of the countries in which we operate, to our business. However, such changes could adversely affect our business, financial position and results of operations.

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

In addition, adverse outcomes from tax audits in any of our major tax or operating jurisdictions, such as the U.S., Luxembourg, Switzerland, Costa Rica, Guatemala, Kenya or Japan, could materially adversely impact our operating results. For example, in connection with a current examination of the tax returns in two of these foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing aggregating approximately $160.2 million (including interest and penalties) for tax years 2012 through 2016. We strongly disagree with the proposed adjustments and we expect to exhaust all administrative and judicial remedies necessary to resolve the matters. However, these matters may not be resolved in our favor, and an adverse outcome of either matter, or any future tax examinations involving similar assertions, could have a material effect on our financial condition, results of operations and cash flows.

Risks Related to Environmental Concerns/Agricultural Operations

Our agricultural plantings are potentially subject to damage from crop disease or insect infestations, which could adversely impact our operating results and financial condition.

Fresh produce is vulnerable to crop disease and insect infestations, which vary in severity and effect based on the stage of production, the type of treatment applied and climatic conditions. Such diseases or infestations may adversely affect our supply of fresh produce items, reduce our sales volumes, increase our production costs or impair our ability to ship products as planned. In 2019, we detected Banana Fusarium Wilt Tropical Race 4 (“TR4”), a serious vascular crop disease, infecting one of our principal products, the Cavendish variety of bananas, in some areas of Southeast Asia where we source our products. TR4 and other vascular crop diseases cause low-yielding banana crops, which has and may in the future result in impairment charges. We remain concerned that these crop diseases could affect Southeast Asia and other growing regions like Latin America, which could lead to the destruction of all or a portion of the banana crops.

We are working with agricultural experts and qualified agencies to monitor and prevent the spread of TR4 and develop contingency plans. We have and will continue to incur costs to improve our prevention strategies and to identify solutions to the spread of the disease, which may adversely impact our operating profit. In our farming operations in Central America and Asia, we have and continue to incur costs to prevent and control the spread of TR4. In addition, we are seeking to develop a replacement to the Cavendish variety of banana that appeals broadly to consumers and is resistant to these diseases through our partnership with Queensland University of Technology. We have and will continue to incur research costs, which will depend on the success of our initiatives and the extent of any continued spread of the disease, neither of which can be predicted. Despite our efforts, we may be unable to prevent the spread of TR4. A long-term reduction in the supply of bananas could lead to increased costs, decreased revenue, and charges to earnings that may adversely affect our business, financial condition and results of operations.

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

In 2020, two hurricanes, Eta and Iota, impacted our farm operations in Guatemala. The hurricanes resulted in the destruction of certain areas of our banana and melon plantations which were flooded due to heavy rainfall, resulting in significant inventory write-offs and damages to our property, plant and equipment. In 2021, we were adversely impacted by severe rainstorms in Chile, which caused damage to certain of our farms and resulted in $3.4 million in inventory write-offs. In 2022, heavy rainfall and flooding in the Philippines resulted in damage to our banana-related fixed assets and resulted in asset impairment charges of $2.7 million.

Adverse weather may also impact our supply chains, preventing us from procuring necessary supplies and delivering our products to our customers. We own or lease, manage and operate manufacturing, processing, storage and office facilities, some of which are located in areas that are susceptible to harsh weather. We could be unable to accept and fulfill customer orders due to severe weather and natural disasters. Although we have business continuity plans, we cannot provide assurance that our business continuity plans will address all the issues we may encounter in the event of a disaster, or will not lead to increased costs affecting our profitability or other unanticipated issues. Such severe weather events that could materially disrupt our operations may occur with higher frequency because of climate change.

Regulations concerning the use of pesticides, fertilizers and other agricultural products could adversely impact us by increasing our production costs or restricting our ability to import certain products into our selling markets.

Our business depends on the use of fertilizers, pesticides and other agricultural products. The use and disposal of these products are often regulated by various agencies. A decision by a regulatory agency to significantly restrict the use of such products that have traditionally been used in the cultivation of one of our principal products could have an adverse impact on us. For example, the EPA took a series of regulatory actions pursuant to the Federal Insecticide, Fungicide and Rodenticide Act, the Federal Food, Drug and Cosmetic Act and the Food Quality Protection Act of 1996, relating to the evaluation and use of pesticides in the food industry. Similarly, in the EU, regulation (EC) No. 1107/2009, which became effective in 2011 fundamentally changed the pesticide approval process from the previous risk assessment model to the hazard criteria model linked to the intrinsic properties of the substance. In January 2021, the EU did not renew the approval for mancozeb, a fungicide currently used in our operations, to be used within the EU member states. However, tolerances of mancozeb for products imported into the EU are still accepted and the EU is currently assessing whether these tolerances should be maintained, reduced, or eliminated. More recently, in August 2021, the EPA released a final rule revoking all tolerances for chlorpyrifos, a pesticide that has been used since 1965 in both agricultural and non-agricultural areas. In connection with the EPA's ban, we ceased the use of chlorpyrifos in the U.S. and all other jurisdictions where it is banned; however, we continue to use it in limited applications on non-fruit bearing crops in a country where chlorpyrifos use is allowed. Future actions regarding the availability and use of pesticides could have an adverse effect on us by increasing our production costs, restricting our ability to import certain products, or imposing substantial penalties or bans due to noncompliance.

We may be subject to liability and/or increased costs for environmental damage from the use of herbicides, pesticides and other substances or environmental contamination of our owned or leased property.

We use herbicides, pesticides and other potentially hazardous substances in the operation of our business. We may have to pay for the costs or damages associated with any improper application, accidental release or the use or misuse of such substances. Our insurance may not be adequate to cover such costs or damages or may not continue to be available at a price or under terms that are satisfactory to us. In such cases, payment of such costs or damages could have an adverse effect on our business, financial condition or results of operations. Certain environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act in the U.S., impose strict and, in many cases, joint and several, liability for the cost of remediating contamination, on current and former owners of property or on persons responsible for causing such contamination, which could have an adverse effect on our business, financial condition and results of operations.

Water scarcity in our growing regions could adversely affect our agricultural operations, financial condition, results of operations and cash flows.

Water is vital to grow the fresh produce that our business relies on. In recent years, water deficits in certain regions have become more evident. In Brazil, water shortages negatively impacted our banana production recently, and our pineapple farms in Kenya were affected by a drought linked to El Nino during 2016, 2017, and 2019. To mitigate water risks, we have invested heavily to upgrade existing infrastructure to more efficient irrigation systems like drip or low pressure/low volume sprinkler systems in Kenya and Guatemala. The viability of agricultural land is also impacted by water-related issues. We analyze these issues in the river basin where new development might be planned. Such analysis is a part of our due diligence before investing in agricultural operations, which increases our costs. In the event of water scarcity or deterioration, we may incur increased production costs or face production constraints that may materially and adversely affect our financial condition, results of operations and cash flows.

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

Risks Related to Our Information Systems

We rely on information systems in managing our operations and any breaches of our information system security measures, or those third parties upon which we rely, could disrupt our internal operations and may have an adverse effect on our business.

Our businesses rely on sophisticated systems to obtain, rapidly process, analyze and manage data. We rely on these systems to, among other things, facilitate communications with our growers, distributors and customers; receive, process and ship orders on a timely basis, and to maintain accurate and up-to-date operating and financial data for the compilation of management information. Any damage by unforeseen events or system failure which causes interruptions to the input, retrieval and transmission of data or increase in the service time, whether caused by human error, natural disasters, power loss, computer viruses, intentional acts of vandalism, various forms of cybercrimes including and not limited to hacking, ransomware, intrusions and malware or otherwise, could disrupt our normal operations. We also hold the sensitive personal data of our current and former employees, as well as proprietary information of our business, including strategic plans and intellectual property.

We have in the past experienced, and may in the future face, hackers, cybercriminals or others gaining unauthorized access to, or otherwise misusing, our systems to misappropriate our proprietary information and technology, interrupt our business, or gain unauthorized access to confidential information. For example, in early 2023, we experienced a cybersecurity incident which impacted certain of our operational and information technology systems. Promptly upon our detection of the attack, we launched an investigation, notified law enforcement and engaged the services of specialized legal counsel and other incident response advisors. While the investigation of this incident is still ongoing, we were able to recover our critical operational data and business systems promptly and do not expect the incident to have a material impact on our financial results. However, there is no guarantee that we will have similar success with an attack in the future should one occur. Any such future attack could lead to the public disclosure of customer data, our trade secrets or other intellectual property, personal information of our employees, or material financial and other information related to our business. The release of any of this information could have a material adverse effect on our business, reputation, financial condition and results of operations.

In such cases, we may have to operate manually, which may result in considerable delays in the delivery of our products to our customers, damage to our perishable products or interruption to other key business processes. Additionally, our customers could refuse to continue to do business with us and prematurely terminate or seek to reduce or modify our existing contracts resulting in a significant adverse effect on our business. Cybersecurity attacks may cause reputational damage, which could cause a significant decline in consumer preference for our products in certain geographic regions or globally and could potentially reduce our market share.

Cybersecurity attacks may also result in the unauthorized access to or release of intellectual property, trade secrets and confidential business or otherwise protected information and corruption of our data. Such information could be leaked to competitors or the public which may result in loss of competitive position and market share. We also have personal confidential information stored in our systems which, if stolen or leaked, could result in significant financial and legal risk, including the risk of litigation or regulatory penalties under data protection legislation in the territories in which we operate, such as the General Data Protection Regulation (EU) 2016/679 (the “GDPR”) or the California Consumer Privacy Act in the U.S. (“CCPA”). A cybersecurity incident that resulted in the disclosure of personal confidential information could lead to state or federal enforcement actions or private causes of action which could result in fines, penalties, judgments or other liabilities. Although we strive to comply with all applicable privacy laws, it is possible we could be subject to enforcement actions and litigation alleging non-compliance.

In addition, we rely on relationships with third parties, including suppliers, customers, contractors, cloud data storage and other information technology service providers and external business partners, for services in support of our operations, and we may share data or provide access to our networks with such third parties who are subject to similar risks as we are relating to cybersecurity and privacy issues. While we have procedures in place for selecting and managing our relationships with third-party service providers and other business partners, we do not have control over their business operations or governance and compliance systems, practices and procedures, which increases our financial, legal, reputational and operational risk. These third parties may experience cybersecurity incidents that could pose a threat to our network or that may involve data we share with them or rely on them to provide to us, which may result in a significant business interruption that could have an adverse impact on our business.

Although we have implemented processes and technologies to help identify, protect, detect, respond and recover from the above cybersecurity and privacy risks, these measures may not succeed in preventing or limiting the impact of such risks. Moreover, actual or anticipated attacks may require us to incur incremental costs to hire additional personnel, purchase additional protection technologies, replace existing software and hardware, train employees and engage third-party experts and consultants, which could negatively impact our operating income. We may also become exposed to potential liabilities with respect to the data that we collect, manage and process, and future investigations, lawsuits or adverse publicity relating to our methods of handling data could adversely affect our business due to the costs and negative market reaction relating to such developments.

We have invested in industry appropriate protections and monitoring practices of our data and information technology to reduce these risks and continue to monitor our systems on an ongoing basis for any current or potential threats. There can be no assurance, however, that our efforts will prevent breakdowns or breaches to our information technologies or the third party providers’ databases or systems that could adversely affect our business.

Our operations and reputation may be impaired if our information technology systems fail to perform adequately.

Our information technology systems are critical to our business. We rely on our information technology systems, some of which are or may be managed, hosted by or outsourced to third party service providers, to manage our business data, communications, supply chain, order entry and fulfillment and other business processes. If we do not allocate and effectively manage the resources necessary to build, sustain and protect appropriate information technology systems and infrastructure, or we do not effectively implement system upgrades or oversee third-party service providers, our business or financial results could be negatively impacted. If our information technology systems fail to perform as we anticipate, we may experience transaction or reporting errors, processing inefficiencies and the loss of sales and customers, causing our business and results of operations to suffer.
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

Members of the Abu-Ghazaleh family, including our Chairman and Chief Executive Officer and one of our directors, are our principal shareholders. As of February 10, 2023, they together directly owned 29.1% of our outstanding Ordinary Shares, and our Chairman and Chief Executive Officer holds, and is expected to continue to hold, an irrevocable proxy to vote all of these shares. We expect our principal shareholders to continue to use their interest in our Ordinary Shares to influence the direction of our management, the election of our directors and to determine substantially all other matters requiring shareholder approval. The concentration of our beneficial ownership may delay, deter, or prevent a change in control, may discourage bids for the Ordinary Shares at a premium over their market price and may otherwise adversely affect the market price of the Ordinary Shares.

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

We are incorporated under the laws of the Cayman Islands, and our corporate affairs are governed by our Second Amended and Restated Memorandum and Articles of Association and by the Companies Law of the Cayman Islands. Legal principles related to the validity of corporate procedures, the fiduciary duties of our management, directors and controlling shareholders and the rights of our shareholders differ from those that would apply if we were incorporated in the U.S. Further, the rights of shareholders under Cayman Islands law are not as clearly established as the rights of shareholders under legislation or judicial precedent applicable in most U.S. jurisdictions. As a result, our public shareholders may have more difficulty in protecting their interests in the face of actions by the management, directors or controlling shareholders than they might have as shareholders of a U.S. corporation. In addition, it is unclear whether the courts of the Cayman Islands would enforce, either in an original action or in an action for enforcement of judgments of U.S. courts, liabilities that are predicated upon U.S. federal securities laws.

General Risks
Our success depends on the services of our senior executives, the loss of any one of which could disrupt our operations.

Our ability to maintain our competitive position is dependent to a large degree on the services of our senior management team and other key employees. Our future success depends upon our ability to attract and retain executive officers and other senior management, especially to support our current operations and business strategy. Our business may be negatively affected if we are unable to retain our existing senior management personnel or attract additional qualified senior management personnel.

Competition for these individuals is intense and our business may be adversely affected if we are not effective in filling critical leadership positions or in assimilating new executive talent into our organization.

Item 1B. Unresolved Staff Comments

None.
Item 2.Properties
The following table summarizes the approximate plantation acreage under production that are owned or leased by us and the principal products grown on such plantations by location as of the end of 2022:

	Acres Under Production
Location	Acres Owned	Acres Leased	Products
Costa Rica	43,807	5,222	Bananas, Pineapples, Melons
Philippines	—	18,305	Bananas, Pineapples
Guatemala	8,655	4,937	Bananas, Melons
Kenya	—	8,356	Pineapples
Chile	2,923	1,522	Non-Tropical Fruit
Panama	—	2,533	Bananas
Brazil	1,820	—	Bananas, Other Crops
United States	599	—	Melons

Our significant properties include the following, which all relate to our fresh and value-added products or banana segments unless otherwise noted:

North America

We operate a total of 27 distribution centers in the United States and Canada, of which 15 are also fresh-cut facilities. We own 12 of our distribution centers including our distribution center in Houston, Texas, a 200,000 square foot distribution center in Dallas, Texas, distribution centers in Plant City, Florida, Goodyear, Arizona, Kankakee, Illinois, Portland, Oregon, and a repack facility in Winder, Georgia. In Yuma, Arizona, we also have a manufacturing facility and a cooling facility while in California, we own production facilities in Gonzales as well as in the Salinas valley. We also operate a distribution center with a fresh-cut facility in Ontario, Canada on owned land. The remaining 15 distribution centers are leased from third parties. All of our distribution centers have ripening capabilities and/or other value-added services. We own an avocado packing facility in Uruapan, Mexico. We also lease four port facilities that include cold storage capabilities.

Europe

We own and operate a fresh-cut fruit facility in Wisbech, England. In Larissa, Greece, we own and operate a production facility for prepared fruit, tomato products and snacks. In Frankfurt, Germany, we own a distribution center which is currently held for sale.

Asia

Our products are distributed from four leased distribution centers located at strategic ports in Japan with cold storage. In Japan, we also operate three fresh-cut fruit facilities. One is owned and the other two are leased. In Hong Kong, we lease a distribution center. In addition, we lease two distribution centers in South Korea and own one facility that includes a fresh-cut fruit and vegetable operation. Our distribution centers include ripening technology and other value-added services.

Central America

In Costa Rica, we own a juice processing plant, an IQF (individually quick frozen) fruit processing plant, and greenhouses where we produce tomatoes and other vegetables for sale in the local market. We also own greenhouses in Guatemala. In

Panama, we have a banana operation on leased land; approximately 2,500 acres of this leased land were under production at the end of 2022.

South America

In Brazil, we own approximately 28,000 acres of land of which 1,800 acres are under production. In Uruguay, we own approximately 7,800 acres. In Chile, we own approximately 6,500 acres of land, of which approximately 2,900 acres are primarily used for production of non-tropical fruits. We also lease approximately 1,500 acres in Chile for non-tropical fruit production.

Africa

In Thika, Kenya, we own and operate a warehouse, a pineapple cannery, a fresh pineapple packing facility, and a juice production facility.

Middle East

In Jordan, we own an integrated poultry business including poultry farms, hatcheries, a feed mill, a poultry slaughterhouse and a meat processing plant which relate to our other products and services segment. In Jordan, we also own a 25 acre hydroponic greenhouse on leased land where we have a fresh-cut processing center. In the UAE, we lease a combined distribution and manufacturing center in Dubai. This facility includes fresh-cut fruit and vegetable operations, an ultra fresh juice manufacturing operation and prepared food manufacturing. In Saudi Arabia, we own 60% of a joint venture that owns two strategically located distribution centers in Jeddah and Riyadh as of year end 2022. We entered into an agreement to sell these two facilities, and leaseback a portion of the space, in the first quarter of 2023. In Kuwait, we have an F&B store and we lease a facility for manufacturing and/or distribution of fresh-cut and fresh produce, and ultra-fresh juices.

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

Item 3.Legal Proceedings

Tax related matters

In connection with the examination of the tax returns in two foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing aggregating approximately $160.2 million (including interest and penalties) for tax years 2012 through 2016. We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities as we believe that the proposed adjustments are without technical merit.

In one of the foreign jurisdictions, we are currently contesting tax assessments related to the 2012-2015 audit years and the 2016 audit year in both the administrative court and the judicial court. During 2019 and 2020, we filed actions contesting the tax assessment in the administrative office. Our initial challenge to each of these tax assessments was rejected, and we subsequently lost our appeals at the administrative court. We have subsequently filed actions to contest each of these tax assessments in the country’s judicial courts. In addition, we have filed a request for an injunction to the judicial court to stay the tax authorities' collection efforts for these two tax assessments, pending final judicial decisions. The court granted our injunction with respect to the 2016 audit year, however denied our injunction with respect to the 2012-2015 audit years. We timely appealed the denial of the injunction, and on August 10, 2022 the appellate court overturned the denial and granted our injunction for the 2012-2015 audit years. Pursuant to local law, we registered real estate collateral with an approximate fair market value of $6.0 million in connection with the grant of the 2016 audit year injunction. This real estate collateral has a net book value of $3.8 million as of the year ended December 30, 2022. In addition, in connection with the grant of the 2012-2015 audit year injunction, we registered real estate collateral with an approximate fair market value of $24.0 million, and a net book value of $4.6 million as of the year ended December 30, 2022. The registration of this real estate collateral does not affect our operations in the country.

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

As of February 10, 2023, we had 362 shareholders of record, which excludes shareholders whose shares were held by brokerage firms, depositories and other institutional firms.

Dividends

Holders of our Ordinary Shares are entitled to receive dividends when and if they are declared by our Board of Directors. Our Board of Directors declared and paid a cash dividend of $0.15 per share during each of the four quarters of 2022. In addition, on February 21, 2023, our Board of Directors declared a cash dividend of $0.15 per share, payable on March 31, 2023 to shareholders of record on March 8, 2023. The declaration, amount and payment of future dividends, if any, will be at the discretion of our Board of Directors and will depend upon many factors, including our results of operations, financial condition, capital requirements, restrictions in our debt agreements and other factors that our Board of Directors deem relevant.

Performance Graph

The following graph compares the cumulative five-year total return of holders of FDP ordinary shares with the cumulative total returns of the S&P Smallcap 600 and S&P 600 Food Products indexes. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 29, 2017 to December 30, 2022.

	12/29/2017	12/28/2018	12/27/2019	1/1/2021	12/31/2021	12/30/2022
Fresh Del Monte Produce Inc.	100.00	60.01	75.12	52.13	60.75	58.93
S&P Smallcap 600	100.00	91.52	112.37	125.05	158.59	133.06
S&P 600 Food Products	100.00	91.60	106.59	104.53	115.45	111.69

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

•Fresh and value-added products - includes pineapples, fresh-cut fruit, fresh-cut vegetables (which includes fresh-cut salads), melons, vegetables, non-tropical fruit (which includes grapes, apples, citrus, blueberries, strawberries, pears, peaches, plums, nectarines, cherries and kiwis), other fruit and vegetables, avocados, and prepared foods (which includes prepared fruit and vegetables, juices, other beverages, and meals and snacks).

•Banana

•Other products and services - includes our third-party freight and logistic services business and our Jordanian poultry and meats business.

Fiscal Year

Our fiscal year end is the last Friday of the calendar year or the first Friday subsequent to the end of the calendar year, whichever is closest to the end of the calendar year. Fiscal year 2022 had 52 weeks and ended on December 30, 2022. Fiscal year 2021 had 52 weeks and ended on December 31, 2021. Fiscal year 2020 had 53 weeks and ended on January 1, 2021.

Current Macroeconomic Environment and Inflation Impact

During fiscal year 2021, we began experiencing inflationary and cost pressures due to volatility and disruption in the global economy. These conditions, which have increased our production and distribution costs, have been driven by a multitude of external factors including the ongoing COVID-19 pandemic. Specifically, costs of packaging materials, fertilizers, labor, fuel, and ocean and inland freight have been significantly increasing, and continued to adversely affect our profitability and operating cash flows during 2022. We are also experiencing pressure on our supply chain due to strained transportation capacity and lack of sufficient labor availability.

In addition, the invasion of Ukraine by Russia in early 2022 led to further economic disruption. While we do not operate in Ukraine and while our operations in Russia are de minimis, the conflict has exacerbated inflationary costs, supply chain and logistical pressures which have negatively impacted our business.

In response to these persisting inflationary and cost pressures, we began instituting price increases on the majority of our products during the latter part of 2021. Additionally, certain of our contracts for key products include contractually indexed fuel and freight surcharges that vary depending on commodity pricing. We expect that these inflation-justified price increases and surcharges will continue to help mitigate our increased costs.

Refer to the “Results of Operations" section below, as well as Part I. Item 1A, “Risk Factors” for further discussion.

Optimization Program

During fiscal 2020, we performed a comprehensive review of our asset portfolio aimed at identifying non-strategic and underutilized assets to dispose of while reducing costs and driving further efficiencies in our operations (hereon referred to as the “2020 Optimization Program”). As a result of the review, we identified assets across all of our regions, primarily consisting of underutilized facilities and land, which we made a strategic decision to sell for total anticipated cash proceeds of approximately $100.0 million. As of the year ended December 30, 2022, we have received cash proceeds of $65.7 million in connection with asset sales under the 2020 Optimization Program (approximately $57.0 million of which was received during fiscal years 2020 and 2021). Subsequent to the year ended December 30, 2022, our 60% owned joint venture in Saudi Arabia entered into a sale and purchase agreement to sell two distribution centers and related assets for a total purchase price of $67.6 million. Contemporaneously with the execution of the sale and purchase agreement, we entered into an operating lease agreement in which we leased back a portion of the facilities for a term of five years. Upon the closing of the sale of the Saudi Arabian assets, which is expected to be completed in the first quarter of 2023, we will have completed the 2020 Optimization Program.

Net Sales

Our net sales are affected by numerous factors, including mainly the balance between the supply of and demand for our products and competition from other fresh produce companies. Our net sales are also dependent on our ability to supply a consistent volume and quality of fresh produce to the markets we serve. As a result of seasonal sales price fluctuations, we have historically realized a greater portion of our net sales and gross profit during the first two calendar quarters of the year. For example, seasonal variations in demand for bananas as a result of increased supply and competition from other fruit are reflected in the seasonal fluctuations of banana prices, with the first six months of each year generally exhibiting stronger demand and higher prices, except in those years where an excess supply exists. In our fresh and value-added products segment, there are seasonal variations in sales of our non-tropical fruit products which reach peak sales season from October to May. However, the impact of seasonality on our financial results was atypical during fiscal year 2022, particularly in our banana segment, where current market conditions led to a more significant portion of our gross profit being generated in the second half of the year when compared with historical results.

Our strategy for net sales growth is focused on protecting and growing our core business as well as driving innovation and expansion of our value-added categories, including through the development of new products and by targeting the convenience store and foodservice trade in our major global markets. In North America, we expect additional net sales growth by further expanding the market reach of our Mann Packing products, including fresh and fresh-cut vegetables and meals and snacks.

Since our financial reporting currency is the U.S. dollar, our net sales are significantly affected by fluctuations in the value of the currency in which we conduct our sales versus the dollar, with a weaker dollar versus such currencies resulting in increased net sales in dollar terms. Including the effect of our foreign currency hedges, net sales in 2022 were negatively impacted by $104.0 million primarily due to fluctuations in exchange rates versus the euro, Japanese yen, Korean won and British pound.

Cost of Products Sold

Cost of products sold is primarily composed of two elements:

Product costs - primarily composed of cultivation (the cost of growing crops), harvesting, packaging, labor, depreciation and farm administration. Product cost for produce obtained from independent growers is composed of procurement and packaging costs.

Logistics costs - includes land and sea transportation and expenses related to port facilities and distribution centers. Sea transportation cost is the most significant component of logistics costs and is comprised of:

•Ship operating expenses - includes operations, maintenance, depreciation, insurance, fuel (the cost of which is subject to commodity price fluctuations), and port charges.

•Chartered ship costs - includes the cost of chartering the ships, fuel and port charges.

•Container equipment-related costs - includes leasing expense and in the case of owned equipment, also depreciation expense.

•Third-party containerized shipping costs - includes the cost of using third-party shipping in our logistics operations.

In general, changes in our volume of products sold can have a disproportionate effect on our gross profit. Within any particular year, a significant portion of our cost of products sold is fixed, both with respect to our operations and with respect to the cost of produce purchased from independent growers from whom we have agreed to purchase all the products they produce. Accordingly, higher volumes produced on company-controlled farms directly reduce the average per-box cost, while lower volumes directly increase the average per-box cost. In addition, because the volume that will actually be produced on our farms and by independent growers in any given year depends on a variety of factors, including weather, that are beyond our control or the control of our independent growers, it is difficult to predict volumes and per-box costs.

Variations in containerboard prices, which affect the cost of boxes and other packaging materials, and fuel prices can have a significant impact on our product costs and our gross profit. Containerboard, plastic, resin and fuel prices have historically been volatile. Our expenses relating to employee labor are also significant to our product costs and our gross profit, and our ability to control these costs is generally subject to numerous external factors. Also, variations in the production yields, fertilizers and other input costs and the cost to procure products from independent growers can have a significant impact on our costs. Refer to the “Current Macroeconomic Environment and Inflation Impact" section above for further discussion regarding the impact of inflationary cost pressures on our fiscal year 2022 financial results.

Since our financial reporting currency is the U.S. dollar, our costs are affected by fluctuations in the value of the currency in which we have significant operations versus the dollar, with lower cost resulting from a stronger U.S. dollar. During 2022, cost of products sold was positively impacted by approximately $59.5 million, primarily driven by fluctuations in exchange rates versus the euro, Costa Rican colon, British pound, Japanese yen, and Philippine peso.

Income Taxes

The provision for income taxes in 2022 was $20.1 million. Income taxes consist of the consolidation of the tax provisions, computed on a separate entity basis, in each country in which we have operations. Since we are a non-U.S. company with substantial operations outside the United States, a substantial portion of our results of operations is not subject to U.S. taxation. Several of the countries in which we operate have lower tax rates than the United States. We are subject to U.S. taxation on our operations in the United States. From time to time, tax authorities in various jurisdictions in which we operate audit our tax returns and review our tax positions. There are audits presently pending in various countries. There can be no assurance that any tax audits, or changes in existing tax laws or interpretations in countries in which we operate will not result in an increased effective tax rate for us.

In connection with the examination of the tax returns in two foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing aggregating approximately $160.2 million (including interest and penalties) for tax years 2012 through 2016. We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities as we believe that the proposed adjustments are without technical merit.

In one of the foreign jurisdictions, we are currently contesting tax assessments related to the 2012-2015 audit years and the 2016 audit year in both the administrative court and the judicial court. During 2019 and 2020, we filed actions contesting the tax assessment in the administrative office. Our initial challenge to each of these tax assessments was rejected, and we subsequently lost our appeals at the administrative court. We have subsequently filed actions to contest each of these tax assessments in the country’s judicial courts. In addition, we have filed a request for an injunction to the judicial court to stay the tax authorities' collection efforts for these two tax assessments, pending final judicial decisions. The court granted our injunction with respect to the 2016 audit year, however denied our injunction with respect to the 2012-2015 audit years. We timely appealed the denial of the injunction, and on August 10, 2022 the appellate court overturned the denial and granted our injunction for the 2012-2015 audit years. Pursuant to local law, we registered real estate collateral with an approximate fair market value of $6.0 million in connection with the grant of the 2016 audit year injunction. This real estate collateral has a net book value of $3.8 million as of the year ended December 30, 2022. In addition, in connection with the grant of the 2012-2015 audit year injunction, we registered real estate collateral with an approximate fair market value of $24.0 million, and a net book value of $4.6 million as of the year ended December 30, 2022. The registration of this real estate collateral does not affect our operations in the country.

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

RESULTS OF OPERATIONS

Consolidated Financial Results

The following summarizes the more significant factors impacting our operating results for the fiscal year ended December 30, 2022 as compared with the fiscal year ended December 31, 2021. For a discussion of our 2021 Results of Operations, including a discussion of our financial results for the fiscal year ended December 31, 2021 compared to the fiscal year ended January1, 2021, refer to Part II, Item 7 of our annual report on Form 10-K filed with the SEC on February 23, 2022.

	Year ended
	December 30, 2022	December 31, 2021	January 1, 2021
Net sales	$4,442.3	$4,252.0	$4,202.3
Gross profit	340.2	303.8	250.9
Selling, general and administrative expenses	186.8	192.9	196.2
Operating income	156.3	111.0	76.5

Net sales - Net sales for 2022 increased by $190.3 million, or 4%, when compared against 2021. Net sales during 2022 benefited from inflation-justified price increases. The increase in net sales was partially offset by lower sales volume, primarily in our banana and fresh and value-added products segments, and the negative impact of fluctuations in exchange rates primarily versus the euro, Japanese yen, Korean won and British pound compared with the prior-year period. The negative impact of fluctuations in exchange rates was partially mitigated by our foreign currency hedges.

Gross profit - Gross profit for 2022 increased to $340.2 million compared with $303.8 million in 2021. The increase in gross profit was mainly driven by higher gross profit in our other products and services segment as a result of higher net sales of third-party ocean freight services, and the favorable impact of higher per unit sales prices across all segments. Partially offsetting the higher gross profit was the negative impact of fluctuations in exchange rates and higher per unit production and distribution costs, including costs of packaging materials, fertilizers, ocean and inland freight, fuel and labor resulting from global supply chain, logistics and inflationary cost pressures.

Selling, general and administrative expenses - Selling, general and administrative expenses decreased by $6.1 million, or 3%, when compared against the prior-year period, mainly as a result of lower advertising, promotional, and administrative expenses in the current year.

(Loss) gain on disposal of property, plant and equipment, net - The loss on disposal of property, plant and equipment, net of $(1.9) million during 2022 primarily related to the disposal of low-yielding banana crops in Central America, partially offset by gains on the sale of vacant land in Mexico and sales of vehicles in the Middle East. The gain on disposal of property, plant and equipment, net of $4.6 million during 2021 primarily related to the sales of a refrigerated vessel, vacant land in the Middle East, and a packing facility in South America, partially offset by losses on asset disposals in Central America.

Asset impairment and other (credits) charges, net - Asset impairment and other (credits) charges, net of $(4.8) million in 2022 primarily consisted of (1) a $(9.9) million reduction to our environmental liability for the Kunia Well Site clean-up in Hawaii, partially offset by (2) a $2.7 million impairment of banana-related fixed assets in the Philippines due to flooding as a result of heavy rainfall and (3) severance expenses in connection with the departure of our former President and Chief Operating Officer. Asset impairment and other (credits) charges, net of $4.5 million in 2021 primarily related to fixed asset impairments and other expenses incurred in connection with our exit from two low-yield banana farms in the Philippines, partially offset by an insurance recovery associated with hurricane damages in Guatemala.

Operating income - Operating income increased by $45.3 million in 2022 when compared against 2021, mainly due to higher gross profit, the Kunia Well Site liability adjustment, and lower selling, general, and administrative expenses, partially offset by a slight net loss on disposals of property, plant, and equipment in 2022 when compared to a net gain in 2021.

Interest expense - Interest expense increased by $4.1 million in 2022 when compared against 2021, due to higher interest rates and higher average debt balances.

Other expense, net - Other expense, net, was $14.8 million in 2022 compared with $9.4 million in 2021. The increase in expense of $5.4 million was mainly driven by higher foreign currency related losses and the prior-year period including a gain related to fuel derivatives that were no longer designated as hedging instruments.

Income tax provision - Income tax provision was $20.1 million in 2022 compared with $2.0 million in 2021. The increase in the income tax provision of $18.1 million is primarily due to increased earnings in certain higher tax jurisdictions combined with the effect of a change in judgment in 2021 about our ability to realize deferred tax assets in future years, due to our current and foreseeable operations.

Financial Results by Segment
The following table presents net sales and gross profit by segment (U.S. dollars in millions) and gross margin percentage:

	Year ended
	December 30, 2022			December 31, 2021			January 1, 2021
Segments	Net Sales	Gross Profit	Gross Margin	Net Sales	Gross Profit	Gross Margin	Net Sales	Gross Profit	Gross Margin
Fresh and value-added products	$2,581.8	$183.0	7.1%	$2,504.8	$180.2	7.2%	$2,484.1	$159.1	6.4%
Banana	1,619.8	120.7	7.5%	1,581.1	110.9	7.0%	1,602.6	85.6	5.3%
Other products and services	240.7	36.5	15.2%	166.1	12.7	7.6%	115.6	6.2	5.4%
	$4,442.3	$340.2	7.7%	$4,252.0	$303.8	7.1%	$4,202.3	$250.9	6.0%
Fresh and value-added products

Net sales for 2022 increased by $77.0 million, or 3%, when compared against 2021. The increase in net sales was driven by higher per unit sales prices across all product categories, mainly due to inflation-justified price increases. The increase in net sales was partially offset by the negative impact of fluctuations in exchange rates in Europe and Asia, and lower net sales of fresh-cut vegetables and avocados as a result of lower sales volume.

Gross profit for 2022 increased moderately to $183.0 million compared with $180.2 million in 2021. Despite higher net sales, gross profit was negatively impacted by higher per unit production and distribution costs, including costs of packaging materials, fertilizers, and ocean and inland freight, across most product categories as a result of ongoing cost pressures. In addition, lack of availability of third-party shipping capacity for certain shipping routes negatively impacted non-tropical fruit gross profit. Gross margin was 7.1% in 2022, remaining relatively in line with 2021 gross margin of 7.2%.

Gross profit in the fresh and value-added products segment included $4.7 million of other product-related charges in 2021 comprised of $3.4 million in non-tropical fruit inventory write-offs related to inclement weather in Chile and a $1.3 million inventory write-off incurred in the Middle East. There were no other product-related charges in 2022.

Banana

Net sales of bananas for 2022 increased by $38.7 million, or 2%, when compared against 2021. The increase in net sales relates to higher per unit sales prices due to a combination of (1) inflation-justified price increases, (2) contractually indexed fuel and freight surcharges within certain of our contracts, (3) strategic sourcing decisions in response to market conditions which reduced excess volume, and (4) atypical seasonally low industry supply in certain markets in the second half of 2022. The increase in net sales was partially offset by lower sales volume and the negative impact of fluctuations in exchange rates in Europe and Asia.

Gross profit for 2022 was $120.7 million compared to $110.9 million in 2021. The increase in gross profit was driven by higher per unit sales prices and the absence of excess volume, partially offset by higher per unit production and distribution costs, including costs of packaging materials, fertilizers, and ocean and inland freight impacted by inflationary pressures. As a result of these factors, gross margin increased to 7.5% compared with 7.0% in the prior-year period.

Gross profit for the banana segment included a $1.2 million net insurance recovery in 2021 associated with hurricane damage in Central America in the fourth quarter of 2020. There were no other product-related charges in 2022.

Other products and services

Net sales of other products and services increased by $74.6 million, or 45%, when compared with 2021 mainly due to higher net sales of third-party ocean freight services. Our fleet of vessels has enabled the expansion of these services, which benefited from elevated shipping rates and demand due to market logistical conditions.

Gross profit increased by $23.8 million due to higher net sales of third-party ocean freight services as a result of higher volume and higher shipping rates. Due to these factors, gross margin increased to 15.2% from 7.6%.

Demand and shipping rates associated with our third-party ocean freight services may be impacted by increased shipping capacity availability in the market in future periods.

LIQUIDITY AND CAPITAL RESOURCES

Fresh Del Monte Produce Inc. is a holding company whose only significant asset is the outstanding capital stock of our subsidiaries that directly or indirectly own all of our assets. We conduct all of our business operations through our subsidiaries. Accordingly, our only source of cash to pay our obligations, other than financings, depends primarily on the net earnings and cash flow generated by these subsidiaries.

Our primary sources of cash flow are net cash provided by operating activities and borrowings under our credit facility. Our primary uses of net cash flow are capital expenditures to increase our productivity and expand our product offerings and geographic reach.

A summary of our cash flows is as follows (U.S. dollars in millions):

	Year ended
	December 30, 2022	December 31, 2021	January 1, 2021
Summary cash flow information:
Net cash provided by operating activities	$61.8	$128.5	$180.6
Net cash used in investing activities	(49.1)	(82.5)	(108.8)
Net cash used in financing activities	(12.0)	(53.2)	(85.8)
Effect of exchange rate changes on cash	0.4	6.8	(2.8)
Net increase (decrease) in cash and cash equivalents	1.1	(0.4)	(16.8)
Cash and cash equivalents, beginning	16.1	16.5	33.3
Cash and cash equivalents, ending	$17.2	$16.1	$16.5

Operating activities

Net cash provided by operating activities was $61.8 million for 2022 compared with $128.5 million for 2021, a decrease of $66.7 million. The decrease in net cash provided by operating activities was principally attributable to working capital fluctuations, including lower levels of accounts payable and accrued expenses, mainly due to the timing of period end payments to suppliers, and higher levels of accounts receivable, mainly driven by higher net sales in the current year. Partially offsetting the decrease were higher net income in the current year and higher purchases of raw materials inventory in the prior-year period.

Working capital was $634.4 million at December 30, 2022 compared with $467.2 million at December 31, 2021, an increase of $167.2 million. The increase in working capital was mainly due to higher levels of (1) inventory, largely driven by inflationary cost increases and higher levels of key raw materials and packaging supplies in order to secure costs and availability, (2) assets held for sale, and (3) accounts receivable. In addition, lower levels of accounts payable and accrued expenses contributed to the increase in working capital.

Investing activities

Net cash used in investing activities was $49.1 million for 2022 compared with $82.5 million for 2021. Net cash used in investing activities for 2022 primarily consisted of capital expenditures of $48.1 million and $9.7 million in investments in unconsolidated companies in the food and nutrition sector that align with our long-term strategy and vision. Partially offsetting the net cash used in investing activities in 2022 were proceeds from the sale of property, plant and equipment of $8.7 million, primarily relating to the sale of vacant land in Mexico and other assets in connection with our Optimization Program.

Net cash used in investing activities for 2021 primarily consisted of $98.5 million in capital expenditures and $7.0 million in investments in unconsolidated companies, partially offset by $17.5 million in proceeds from the sales of property, plant and equipment and $4.6 million in proceeds from the settlement of derivative instruments which were no longer designated in hedging relationships.

Capital expenditures related to the fresh and value-added products segment accounted for $29.1 million, or 61%, of our 2022 capital expenditures and $29.5 million, or 30%, of our 2021 capital expenditures. During 2022 and 2021, capital expenditures primarily related to (1) improvements and enhancements to our production facilities in North America, Europe, Asia, and the Middle East; (2) improvements to our pineapple operations in Central America and Kenya; and (3) operational investments in automation and data-driven technology, mainly in North America.

Capital expenditures related to the banana segment accounted for $15.1 million, or 31%, of total 2022 capital expenditures and $20.0 million, or 20%, of total 2021 capital expenditures. During both years, these capital expenditures primarily related to (1) improvements to our production operations in Central America; (2) improvements to our distribution centers; and (3) information technology initiatives. During 2021, capital expenditures related to the banana segment also included expansion of our operations in Panama.

Capital expenditures related to the other products and services segment accounted for $3.9 million, or 8%, of our 2022 capital expenditures and $3.8 million, or 4%, of our 2021 capital expenditures. During 2022 and 2021, these capital expenditures primarily related to improvements to our Jordanian poultry operations.

During fiscal 2020, regulations designed by the International Maritime Organization (IMO) to improve air quality, preserve the environment and protect human health went into effect. The regulations imposed a global 0.5% sulfur cap for marine fuel which is now only permitted to be used by ships equipped with sulfur cleaning devices. In anticipation of this legislation, and in an effort to maximize the capacity and efficiency of our logistics network, we entered into definitive agreements for the building of six refrigerated container ships during 2017 and 2018. These refrigerated container ships, four of which were received during fiscal 2020 and two of which were received during fiscal 2021, enable us the advantage of using lower cost fuel while remaining in compliance with the IMO’s regulations. We made payments of $45.3 million in 2021 and $89.0 million in 2020 in connection with these ships. These capital expenditures benefit our banana, fresh and value-added products, and other products and services segments.

Capital expenditures for 2023 are expected to be approximately $90.0 million, primarily consisting of (1) investments in our operations and production facilities in North America, including expenditures related to automation and technology initiatives and the relocation of one of our port facilities, (2) upgrades to our pineapple and banana production operations in Central America, and (3) investments to improve and expand our fresh-cut and prepared food operations in Europe. We expect to fund these capital expenditures which primarily relate to our fresh and value-added and banana segments through operating cash flows and borrowings under our credit facility.

Financing Activities

Net cash used in financing activities was $12.0 million for 2022 and $53.2 million for 2021. Net cash used in financing activities for 2022 primarily consisted of dividends paid of $28.7 million, partially offset by net borrowings on long-term debt of $20.7 million. Net cash used in financing activities for 2021 primarily consisted of net payments on long-term debt of $22.6 million and dividends paid of $23.7 million.

Debt Instruments and Debt Service Requirements

On October 1, 2019, we and certain of our subsidiaries entered into a Second Amended and Restated Credit Agreement (the “Second A&R Credit Agreement”) with the financial institutions and other lenders named therein, including Bank of America, N.A. as administrative agent and BofA Securities, Inc. as sole lead arranger and sole bookrunner. The Second A&R Credit

Agreement provides for a five-year, $0.9 billion syndicated senior unsecured revolving credit facility (the “Revolving Credit Facility”) maturing on October 1, 2024. Effective September 13, 2022, we exercised our option as included in the Second A&R Credit Agreement to reduce the borrowing limit on the Revolving Credit Facility from the original limit of $1.1 billion to $0.9 billion. Certain of our direct and indirect subsidiaries have guaranteed the obligations under the Second A&R Credit Agreement. We intend to use funds borrowed under the Second A&R Credit Agreement from time to time for general corporate purposes, working capital, capital expenditures and other permitted investment opportunities

As of December 30, 2022, amounts borrowed under the Revolving Credit Facility accrued interest, at our election, at either (i) the Eurocurrency Rate (as defined in the Second A&R Credit Agreement) plus a margin that ranged from 1.0% to 1.5% or (ii) the Base Rate (as defined in the Second A&R Credit Agreement) plus a margin that ranged from 0% to 0.5%, in each case based on our Consolidated Leverage Ratio (as defined in the Second A&R Credit Agreement). The Second A&R Credit Agreement interest rate grid provides for five pricing levels for interest rate margins. In addition, we pay an unused commitment fee. At December 30, 2022, we had borrowings of $539.8 million outstanding under the Revolving Credit Facility bearing interest at a per annum rate of 5.55%. On December 30, 2022, we and certain of our subsidiaries executed Amendment No. 1 to the Second A&R Credit Agreement (the “Amendment”) with the financial institutions and other lenders named therein, including Bank of America, N.A. as administrative agent and BofA Securities, Inc. as sole lead arranger and sole bookrunner. Pursuant to the Amendment, the reference interest rate on the Revolving Credit Facility was amended to replace the Eurocurrency Rate with the Term Secured Overnight Financing Rate (“Term SOFR”) effective January 3, 2023. As amended, Term Loans made under the Revolving Credit Facility can be Base Rate Loans, Term SOFR Loans or Alternative Currency Term Rate Loans. All other material terms of the Second A&R Credit Agreement, as amended, remain unchanged.
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
The Second A&R Credit Agreement requires us to comply with certain financial and other covenants. Specifically, it requires us to maintain a 1) Consolidated Leverage Ratio of not more than 3.50 to 1.00 at any time during any period of four consecutive fiscal quarters, subject to certain exceptions and 2) a minimum Consolidated Interest Coverage Ratio of not less than 2.25 to 1.00 as of the end of any fiscal quarter. Additionally, it requires us to comply with certain other covenants, including limitations on capital expenditures, stock repurchases, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales, and mergers. Under the Second A&R Credit Agreement, we are permitted to declare or pay cash dividends in any fiscal year up to an amount that does not exceed the greater of (i) an amount equal to the greater of (A) 50% of the Consolidated Net Income (as defined in the Second A&R Credit Agreement) for the immediately preceding fiscal year or (B) $25 million or (ii) the greatest amount which would not cause the Consolidated Leverage Ratio (determined on a pro forma basis) to exceed 3.25 to 1.00. It also provides an allowance for stock repurchases to be an amount not exceeding the greater of (i) $150 million in the aggregate or (ii) the amount that, after giving pro forma effect thereto and any related borrowings, will not cause the Consolidated Leverage Ratio to exceed 3.25 to 1.00. As of December 30, 2022, we were in compliance with all of the financial and other covenants contained in the Second A&R Credit Agreement.

As of December 30, 2022, we had $388.6 million of borrowing availability under committed working capital facilities, primarily under the Revolving Credit Facility.
We believe that our cash on hand, borrowing capacity available under our Revolving Credit Facility, and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months. However, we cannot predict whether future developments associated with the current economic environment will materially adversely affect our long-term liquidity position. Our liquidity assumptions, the adequacy of our available funding sources, and our ability to meet our Revolving Credit Facility covenants are dependent on many additional factors, including those set forth in Part I. Item 1A, “Risk Factors” of this annual report Form 10-K.

Derivatives

We are exposed to fluctuations in currency exchange rates against the U.S. dollar on our results of operations and financial condition and we mitigate that exposure by entering into foreign currency forward contracts. Certain of our subsidiaries periodically enter into foreign currency forward contracts in order to hedge portions of forecasted sales or cost of sales denominated in foreign currencies, which generally mature within one year. The fair value of our derivatives related to our foreign currency cash flow hedges was a liability position of $6.7 million as of December 30, 2022 compared to a net liability position of $13.7 million as of December 31, 2021 due to the relative strengthening or weakening of exchange rates when compared to the contracted rates.

We are exposed to fluctuations in variable interest rates on our results of operations and financial condition, and we mitigate that exposure by entering into interest rate swaps from time to time. During 2018, we entered into interest rate swaps in order to hedge the risk of the fluctuation on future interest payments related to a portion of our variable rate LIBOR-based borrowings through 2028. The fair value of the derivatives related to our interest rate swap cash flow hedges was an asset position of $15.8 million as of December 30, 2022 compared to liability of $29.4 million as of December 31, 2021. The change to a net asset position is due to the relative increase in variable interest rates when compared to the rates as of December 31, 2021. In connection with the Amendment of our Revolving Credit Facility, we amended our interest rate swaps to transition from LIBOR to Term SOFR effective January 3, 2023.

We enter into derivative instruments with counterparties that are highly rated and do not expect a deterioration of our counterparty’s credit ratings; however, the deterioration of our counterparty’s credit ratings would affect the Consolidated Financial Statements in the recognition of the fair value of the hedges that would be transferred to earnings as the contracts settle. We expect that $1.0 million of the net fair value of designated hedges recognized as a net gain in accumulated other comprehensive loss will be transferred to earnings during the next 12 months, and the remaining net gain of $7.2 million over the following 5 years, along with the earnings effect of the related forecasted transactions.

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

Commitments and Contractual Obligations

The following details information with respect to our contractual obligations as of December 30, 2022.

	(U.S. dollars in millions)
Contractual obligations by period	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Fruit purchase agreements	$1,009.3	$260.2	$516.1	$233.0	$—
Purchase obligations	230.4	204.9	10.6	3.4	11.5
Operating leases and charter agreements	257.5	53.7	84.4	67.6	51.8
Finance lease obligations	9.5	1.6	3.2	3.2	1.5
Long-term debt	539.8	—	539.8	—	—
Interest on long-term debt(1)	56.2	32.6	23.6	—	—
Retirement benefits	115.7	13.4	24.7	22.1	55.5
Uncertain tax positions	8.8	1.3	5.9	0.1	1.5
Totals	$2,227.2	$567.7	$1,208.3	$329.4	$121.8
 (1) We utilize a variable interest rate on our long-term debt, and for presentation purposes we have used an assumed average rate of 4.7%.

We have agreements to purchase the entire or partial production of certain products of our independent growers primarily in Guatemala, Ecuador, Philippines, Costa Rica, Colombia, and United Kingdom that meet our quality standards. Total purchases under these agreements amounted to $625.9 million for 2022, $683.2 million for 2021, and $744.9 million for 2020.

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

Refer to Note 21, “Business Segment Data” for additional description of our reportable business segments and disaggregated revenue disclosures.
Growing Crops

Expenditures on pineapple, melon, vegetable and non-tropical fruit growing crops are valued at the lower of cost or market and are deferred and charged to cost of products sold when the related crop is harvested and sold. The deferred growing costs consist primarily of land preparation, cultivation, irrigation and fertilization costs. The deferred growing crop calculation is dependent on an estimate of harvest yields and future crop expenditures. If there is an unexpected decrease in estimated harvest yields, a write-down of deferred growing costs may be required.

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

The following table highlights the sensitivities of the indefinite-lived intangibles at risk as of December 30, 2022 (U.S. dollars in millions):

	Banana Reporting Unit Goodwill	Prepared Food Reporting Unit Goodwill	Prepared Food Reporting Unit Del Monte® Trade Names and Trademarks
Carrying value of indefinite-lived intangible assets	$64.1	$48.8	$30.8

Approximate percentage by which the fair value exceeds the carrying value based on the annual impairment test	11.4%	11.7%	15.9%

Amount that a one percentage point increase in the discount rate and a 5% decrease in cash flows would cause the carrying value to exceed the fair value and trigger an impairment	$58.5	$26.3	$—

As of December 30, 2022, we are not aware of any items or events that would cause an adjustment to the carrying value of our goodwill and indefinite-lived intangible assets.

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

We use derivative financial instruments primarily to reduce our exposure to adverse fluctuations in foreign exchange rates and variable interest rates. Upon entry into a derivative instrument, we formally designate and document the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction. Derivatives are recorded in the Consolidated Balance Sheets at fair value in prepaid expenses and other current assets, other non-current assets, accounts payable and accrued expenses or other non-current liabilities, depending on whether the amount is an asset or liability and is of a short-term or long-term nature.

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

In the event that hedge accounting is discontinued, any changes in fair value of the associated derivatives since the date of dedesignation are recognized in other expense, net. Cash flows subsequent to the date of dedesignation are classified within investing activities in our Consolidated Statements of Cash Flows.

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

We measure fair value for our financial instruments, such as derivatives, on an ongoing basis.  We measure fair value for non-financial assets when a valuation is necessary, such as for impairment of long-lived and indefinite-lived assets when indicators of impairment exist.

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

Exchange Rate Risk

Because we conduct our operations in many areas of the world involving transactions denominated in a variety of currencies, our results of operations as expressed in U.S. dollars may be significantly affected by fluctuations in rates of exchange between currencies. These fluctuations could be significant. Approximately 28% and 34% of our net sales and a significant portion of our costs and expenses in each of 2022 and 2021 were denominated in currencies other than the dollar. We generally are unable to adjust our non-dollar local currency sales prices to reflect changes in exchange rates between the dollar and the relevant local currency. As a result, changes in exchange rates between the Euro, Japanese yen, British pound, Korean won or other currencies in which we receive sale proceeds and the dollar have a direct impact on our operating results. Our costs are also affected by fluctuations in the value, relative to U.S. dollar, of the currencies of the countries in which we have significant production operations, such as the Costa Rican colon, Guatemalan quetzal, Chilean peso, Kenya shilling, and Mexican peso. A weaker U.S. dollar may result in increased costs of production abroad. There is normally a time lag between the moment we incur costs and the moment we collect payments for our products, exposing us to additional currency exchange rate risk.

To reduce currency exchange rate risk, we generally exchange local currencies for dollars promptly upon receipt. We periodically enter into currency forward contracts as a hedge against a portion of our currency exchange rate exposures; however, we may decide not to enter into these contracts during any particular period. We had several foreign currency cash flow hedges outstanding, and the fair value of these hedges was a net liability of $6.7 million as of December 30, 2022 and $13.7 million as of December 31, 2021.

The results of a hypothetical 10% strengthening in the average value of the dollar during 2022 and 2021 relative to the other currencies in which a significant portion of our net sales are denominated would have resulted in a decrease in net sales of approximately $126.0 million and $145.0 million for the years ended December 30, 2022 and December 31, 2021. This calculation assumes that each exchange rate would change in the same direction relative to the dollar. Our sensitivity analysis of the effects of changes in currency exchange rates does not factor in a potential change in sales levels or any offsetting gains on currency forward contracts.

Interest Rate Risk

As described in Note 11, “Debt” to the Consolidated Financial Statements, our indebtedness is both variable and fixed rate. Changes in interest rates in our indebtedness could have a material effect on our financial statements.

At year end December 30, 2022 and December 31, 2021, total variable rate debt had carrying values of $539.8 million and $519.1 million. The fair value of the debt approximates the carrying value because the variable rates approximate market rates. A 10% increase in the interest rate for 2022 and 2021 would have resulted in a negative impact of approximately $2.8 million and $0.7 million on our results of operations for the years ended December 30, 2022 and December 31, 2021.

To reduce interest rate risk, during 2018, we entered into interest rate swaps in order to hedge the risk of the fluctuation on future interest expense related to a portion of our variable rate, LIBOR-based borrowings under our Credit Facility through 2028; however, we may decide not to enter into these contracts during any particular period. We amended our Second A&R Credit Agreement and our interest rate swaps to transition from LIBOR to SOFR as a reference rate effective January 3, 2023. At year end December 30, 2022, the fair value of the interest rate swap contracts were in a net asset position of $15.8 million compared to a net liability position of $29.4 million as of December 31, 2021.

At December 30, 2022, the notional value of interest rate contracts outstanding was $400 million, with $200 million maturing in 2024 and the remaining $200 million maturing in 2028.

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

Special Note Regarding Forward-Looking Statements

This annual report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this annual report contains forward-looking statements including, but not limited to the following:

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
•our beliefs regarding our ability to leverage our existing distribution network and infrastructure to expand the market reach of our Mann Packing products;
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
•our expectations regarding the expansion of our third-party ocean freight services and other new logistic services to provide a meaningful contribution to our profitability and operating results;
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
•our anticipated cash needs in light of our liquidity;
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

Index to Consolidated Financial Statements

Page
Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	49

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm (Public Company Accounting Oversight Board ID: 42)	50

Consolidated Balance Sheets at December 30, 2022 and December 31, 2021	52

Consolidated Statements of Operations for the years ended December 30, 2022, December 31, 2021 and January 1, 2021	53

Consolidated Statements of Comprehensive Income for the years ended December 30, 2022, December 31, 2021, and January 1, 2021	54

Consolidated Statements of Cash Flows for the years ended December 30, 2022, December 31, 2021, and January 1, 2021	55

Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest for the years ended December 30, 2022, December 31, 2021, and January 1, 2021	56

Notes to Consolidated Financial Statements	57

Supplemental Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts	105

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Fresh Del Monte Produce Inc.
Opinion on Internal Control over Financial Reporting
We have audited Fresh Del Monte Produce Inc. and subsidiaries’ internal control over financial reporting as of December 30, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Fresh Del Monte Produce Inc. and subsidiaries (the "Company") maintained, in all material respects, effective internal control over financial reporting as of December 30, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2022 consolidated financial statements and schedule of the Company and our report dated February 22, 2023 expressed an unqualified opinion thereon.
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
February 22, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Fresh Del Monte Produce Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fresh Del Monte Produce Inc. and subsidiaries (the “Company”) as of December 30, 2022 and December 31, 2021, and the related consolidated statements of operations, comprehensive income, cash flows and shareholders’ equity and redeemable noncontrolling interest for each of the three years in the period ended December 30, 2022, and the related notes and supplemental financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 30, 2022 and December 31, 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2023 expressed an unqualified opinion thereon.
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
Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Goodwill and Indefinite-lived Intangible Assets
Description of the Matter
At December 30, 2022, the Company’s goodwill and indefinite-lived intangible assets were $454.6 million. As discussed in Note 2 to the consolidated financial statements, goodwill and indefinite-lived intangible assets are tested for impairment at least annually, at the reporting unit level. The carrying values of the prepared food reporting unit’s goodwill, and the Del Monte® prepared food reporting unit’s trade names and trademarks are $48.8 million and $30.8 million, respectively as of December 30, 2022. Note 6 to the consolidated financial statements discloses the sensitivity of fair value of these assets to changes in assumptions and underlying data used by the Company in their impairment accounting model including differences between estimated and actual cash flows and in discount rates used. The Company measured the fair value of the goodwill using an income approach and the fair value of trade names and trademarks using a royalty savings method.

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
Miami, Florida
February 22, 2023

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(U.S. dollars in millions, except share and per share data)

	December 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$17.2	$16.1
Trade accounts receivable, net of allowance of $21.6 and $21.8, respectively	373.5	342.9
Other accounts receivable, net of allowance of $5.7 and $3.8, respectively	91.0	94.4
Inventories, net	669.0	602.8
Assets held for sale	67.3	16.2
Prepaid expenses and other current assets	23.4	24.0
Total current assets	1,241.4	1,096.4

Investments in and advances to unconsolidated companies	18.0	8.7
Property, plant and equipment, net	1,309.5	1,415.8
Operating lease right-of-use assets	213.8	199.0
Goodwill	422.9	423.7
Intangible assets, net	135.0	142.8
Deferred income taxes	47.4	53.8
Other noncurrent assets	70.9	57.9
Total assets	$3,458.9	$3,398.1

Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued expenses	$549.9	$580.1
Current maturities of debt and finance leases	1.3	1.3
Current maturities of operating leases	41.6	37.0
Income taxes and other taxes payable	14.2	10.8
Total current liabilities	607.0	629.2

Long-term debt and finance leases	547.1	527.7
Operating leases, less current maturities	147.3	136.0
Retirement benefits	82.4	90.0
Other noncurrent liabilities	28.5	72.1
Deferred income taxes	71.6	69.6
Total liabilities	1,483.9	1,524.6
Commitments and contingencies (See note 15)
Redeemable noncontrolling interest	49.4	49.5
Shareholders' equity:
Preferred shares, $0.01 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.01 par value; 200,000,000 shares authorized; 47,838,680 and 47,554,695 issued and outstanding, respectively	0.5	0.5
Paid-in capital	548.1	541.0
Retained earnings	1,397.6	1,327.7
Accumulated other comprehensive loss	(41.5)	(66.9)
Total Fresh Del Monte Produce Inc. shareholders' equity	1,904.7	1,802.3
Noncontrolling interests	20.9	21.7
Total shareholders' equity	1,925.6	1,824.0
Total liabilities, redeemable noncontrolling interest and shareholders' equity	$3,458.9	$3,398.1

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in millions, except share and per share data)

	Year ended
	December 30, 2022	December 31, 2021	January 1, 2021
Net sales	$4,442.3	$4,252.0	$4,202.3
Cost of products sold	4,102.1	3,948.2	3,951.4
Gross profit	340.2	303.8	250.9

Selling, general and administrative expenses	186.8	192.9	196.2
(Loss) gain on disposal of property, plant and equipment, net	(1.9)	4.6	22.2
Asset impairment and other (credits) charges, net	(4.8)	4.5	0.4
Operating income	156.3	111.0	76.5

Interest expense	24.4	20.3	21.4
Interest income	0.7	0.6	0.7
Other expense, net	14.8	9.4	4.5
Income before income taxes	117.8	81.9	51.3

Income tax provision	20.1	2.0	5.0
Net income	$97.7	$79.9	$46.3

Less: Net loss attributable to redeemable and noncontrolling interests	(0.9)	(0.1)	(2.9)
Net income attributable to Fresh Del Monte Produce Inc.	$98.6	$80.0	$49.2

Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Basic	$2.06	$1.68	$1.03

Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Diluted	$2.06	$1.68	$1.03

Dividends declared per ordinary share	$0.60	$0.50	$0.30

Weighted average number of ordinary shares:
Basic	47,790,920	47,508,208	47,569,794
Diluted	47,943,464	47,701,397	47,660,600

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(U.S. dollars in millions)

	Year ended
	December 30, 2022	December 31, 2021	January 1, 2021
Net income	$97.7	$79.9	$46.3

Other comprehensive income:
Net unrealized gain (loss) on derivatives, net of tax	46.9	8.7	(24.1)
Net unrealized foreign currency translation (loss) gain	(18.6)	(14.1)	12.5
Net change in retirement benefit adjustment, net of tax	(2.9)	15.5	—
Comprehensive income	123.1	90.0	34.7
Less: comprehensive loss attributable to redeemable and noncontrolling interests	(0.9)	(0.1)	(2.9)
Comprehensive income attributable to Fresh Del Monte Produce Inc.	$124.0	$90.1	$37.6

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in millions)

	Year ended
	December 30, 2022	December 31, 2021	January 1, 2021
Operating activities:
Net income	$97.7	$79.9	$46.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92.5	96.8	95.0
Amortization of debt issuance costs	0.6	0.6	0.5
Share-based compensation expense	6.9	7.6	7.5
Asset impairment charges	3.5	3.8	11.8
Change in uncertain tax positions	1.7	2.3	0.6
Loss (gain) on disposal of property, plant and equipment, net	1.9	(4.6)	(22.2)
Deferred income taxes	2.5	(15.0)	(0.5)
Adjustment of Kunia Well Site liability	(9.9)	—	—
Other, net	1.6	(11.1)	5.0
Changes in operating assets and liabilities
Receivables	(37.4)	(13.9)	16.1
Inventories	(72.1)	(105.1)	38.7
Prepaid expenses and other current assets	(0.2)	7.2	(12.7)
Accounts payable and accrued expenses	(17.8)	78.3	(11.7)
Other noncurrent assets and liabilities	(9.7)	1.7	6.2
Net cash provided by operating activities	61.8	128.5	180.6

Investing activities:
Capital expenditures	(48.1)	(98.5)	(150.0)
Investments in unconsolidated companies	(9.7)	(7.0)	—
Proceeds from sales of property, plant and equipment	8.7	17.5	39.5
Cash (paid) received from settlement of derivatives not designated as hedges	(0.2)	4.6	—
Proceeds from sale of investment	—	—	0.5
Other investing activities	0.2	0.9	1.2
Net cash used in investing activities	(49.1)	(82.5)	(108.8)

Financing activities:
Proceeds from long-term debt	1,066.3	703.4	751.8
Payments on long-term debt	(1,045.6)	(726.0)	(796.8)
Distributions to noncontrolling interests	(0.9)	(6.5)	(6.9)
Repurchase and retirement of ordinary shares	—	—	(20.8)
Share-based awards settled in cash for taxes	(1.6)	(0.4)	(0.6)
Dividends paid	(28.7)	(23.7)	(14.3)
Other financing activities	(1.5)	—	1.8
Net cash used in financing activities	(12.0)	(53.2)	(85.8)

Effect of exchange rate changes on cash	0.4	6.8	(2.8)
Net increase (decrease) in cash and cash equivalents	1.1	(0.4)	(16.8)
Cash and cash equivalents, beginning	16.1	16.5	33.3
Cash and cash equivalents, ending	$17.2	$16.1	$16.5

Supplemental cash flow information:
Cash paid for interest	$23.5	$19.9	$20.6
Cash paid for income taxes	$13.3	$9.5	$9.2

Non-cash financing and investing activities:
Right-of-use assets obtained in exchange for new operating lease obligations	$59.6	$78.8	$50.7
Right-of-use assets obtained in exchange for new finance lease obligations	$0.1	$9.9	$—
Retirement of ordinary shares	$—	$—	$20.8
Dividends on restricted stock units	$—	$0.2	$0.4
See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(U.S. dollars in millions, except share data)

	Ordinary Shares Outstanding	Ordinary Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Fresh Del Monte Produce Inc. Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interest
Balance at December 27, 2019	48,014,628	$0.5	$531.4	$1,252.7	$(65.4)	$1,719.2	$24.5	$1,743.7	$55.3
Settlement of restricted stock awards	7,609	—	—	—	—	—	—	—	—
Settlement of restricted stock units	191,417	—	—	—	—	—	—	—	—
Share-based payment expense	—	—	7.5	—	—	7.5	—	7.5	—
Cumulative effect adjustment of ASC 326 adoption	—	—	—	(1.2)	—	(1.2)	—	(1.2)	—
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(5.0)
Repurchase and retirement of ordinary shares	(841,235)	—	(6.2)	(14.6)	—	(20.8)	—	(20.8)	—
Dividend declared	—	—	0.4	(14.7)	—	(14.3)	—	(14.3)	—
Comprehensive income:
Net income (loss)	—	—	—	49.2	—	49.2	(2.8)	46.4	(0.1)
Unrealized gain (loss) on derivatives, net of tax	—	—	—	—	(24.1)	(24.1)	—	(24.1)	—
Net unrealized foreign currency translation (loss) gain	—	—	—	—	12.5	12.5	—	12.5	—
Comprehensive income (loss)						37.6	(2.8)	34.8	(0.1)
Balance at January 1, 2021	47,372,419	$0.5	$533.1	$1,271.4	$(77.0)	$1,728.0	$21.7	$1,749.7	$50.2
Exercises of stock options	4,000	—	0.1	—	—	0.1	—	0.1	—
Settlement of restricted stock units	178,276	—	—	—	—	—	—	—	—
Share-based payment expense	—	—	7.6	—	—	7.6	—	7.6	—
Distribution to noncontrolling interests	—	—	—	—	—	—	(0.4)	(0.4)	(0.2)
Dividend declared	—	—	0.2	(23.7)	—	(23.5)	—	(23.5)	—
Comprehensive income:
Net income (loss)	—	—	—	80.0	—	80.0	0.4	80.4	(0.5)
Unrealized gain (loss) on derivatives, net of tax	—	—	—	—	8.7	8.7	—	8.7	—
Net unrealized foreign currency translation (loss) gain	—	—	—	—	(14.1)	(14.1)	—	(14.1)	—
Change in retirement benefit adjustment, net of tax	—	—	—	—	15.5	15.5	—	15.5	—
Comprehensive income (loss)						90.1	0.4	90.5	(0.5)
Balance at December 31, 2021	47,554,695	$0.5	$541.0	$1,327.7	$(66.9)	$1,802.3	$21.7	$1,824.0	$49.5
Exercises of stock options	7,000	—	0.2	—	—	0.2	—	0.2	—
Settlement of restricted stock units	276,985	—	—	—	—	—	—	—	—
Share-based payment expense	—	—	6.9	—	—	6.9	—	6.9	—
Disposal of noncontrolling interests						—	0.3	0.3
Distribution to noncontrolling interests	—	—	—	—	—	—	(0.3)	(0.3)	—
Dividend declared	—	—	—	(28.7)	—	(28.7)	—	(28.7)	—
Comprehensive income:
Net income (loss)	—	—	—	98.6	—	98.6	(0.8)	97.8	(0.1)
Unrealized gain (loss) on derivatives, net of tax	—	—	—	—	46.9	46.9	—	46.9	—
Net unrealized foreign currency translation (loss) gain	—	—	—	—	(18.6)	(18.6)	—	(18.6)	—
Change in retirement benefit adjustment, net of tax	—	—	—	—	(2.9)	(2.9)	—	(2.9)	—
Comprehensive income (loss)						124.0	(0.8)	123.2	(0.1)
Balance at December 30, 2022	47,838,680	$0.5	$548.1	$1,397.6	$(41.5)	$1,904.7	$20.9	$1,925.6	$49.4

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

Reference in this Report to “Fresh Del Monte,” “we,” “our” and “us” and the “Company” refer to Fresh Del Monte Produce Inc. and its subsidiaries, unless the context indicates otherwise.

Nature of Business

We are one of the world’s leading vertically integrated producers, marketers and distributors of high-quality fresh and fresh-cut fruit and vegetables, as well as a leading producer and marketer of prepared fruit and vegetables, juices, beverages and snacks in Europe, Africa and the Middle East. We market our products worldwide under the Del Monte® brand, a symbol of product innovation, quality, freshness and reliability since 1892. Our major sales markets are organized as follows: North America, Europe, the Middle East (which includes North Africa) and Asia. Our global sourcing and logistics system allows us to provide regular delivery of consistently high-quality produce and value-added services to our customers. Our major producing operations are located in North, Central and South America, Asia and Africa. Our products are sourced from our company-controlled operations and through supply contracts with independent growers.

Our business is comprised of three reportable segments, two of which represent our primary businesses of fresh and value-added products and banana, and one that represents our other ancillary businesses.

•Fresh and value-added products - includes pineapples, fresh-cut fruit, fresh-cut vegetables (which includes fresh-cut salads), melons, vegetables, non-tropical fruit (which includes grapes, apples, citrus, blueberries, strawberries, pears, peaches, plums, nectarines, cherries and kiwis), other fruit and vegetables, avocados, and prepared foods (which includes prepared fruit and vegetables, juices, other beverages, and meals and snacks).

•Banana

•Other products and services - includes our third-party freight and logistic services business and our Jordanian poultry and meats business.

Fiscal Year

Our fiscal year end is the last Friday of the calendar year or the first Friday subsequent to the end of the calendar year, whichever is closest to the end of the calendar year. Fiscal year 2022 had 52 weeks and ended on December 30, 2022. Fiscal year 2021 had 52 weeks and ended on December 31, 2021. Fiscal year 2020 had 53 weeks and ended on January 1, 2021.

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

We are required to evaluate events occurring after December 30, 2022, our fiscal year end, for recognition and disclosure in the Consolidated Financial Statements for the year ended fiscal 2022. Events are evaluated based on whether they represent information existing as of December 30, 2022, which require recognition in the Consolidated Financial Statements, or new events occurring after December 30, 2022, which do not require recognition but require disclosure if the event is significant to the Consolidated Financial Statements.  We evaluated events occurring subsequent to December 30, 2022 through the date of issuance of these Consolidated Financial Statements.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Summary of Significant Accounting Policies

 Cash and Cash Equivalents

We classify as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase.

Trade Receivables

Trade receivables less allowances are recognized on our accompanying Consolidated Balance Sheets at net realizable value, which reflects the net amount expected to be collected from customers. Our allowance for trade receivables consists of two components: a $9.3 million allowance for credit losses and a $12.3 million allowance for customer claims, which are accounted for under the scope of ASC 606 - Revenue Recognition.

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

VAT receivables are primarily related to purchases by production units and are refunded by the taxing authorities. As of December 30, 2022, we had $38.1 million classified as current in other accounts receivable and $16.4 million, net of allowance of $4.7 million, classified as other noncurrent assets on our Consolidated Balance Sheets. As of December 31, 2021, we had $37.8 million classified as current in other accounts receivable and $17.1 million, net of allowance of $5.0 million, classified as other noncurrent assets in our Consolidated Balance Sheets.

Advances to growers and suppliers are generally repaid to us as produce is harvested and sold. We generally require property liens and pledges of the current season’s produce as collateral to support the advances. Refer to Note 7, “Allowance for Credit Losses” for further discussion on advances to growers and suppliers.

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

Inventories consisted of the following (U.S. dollars in millions):

	December 30, 2022	December 31, 2021
Finished goods	$205.8	$197.9
Raw materials and packaging supplies	233.2	203.2
Growing crops	230.0	201.7
Total inventories	$669.0	$602.8

Expenditures on pineapple, melon, vegetable and non-tropical fruit growing crops are valued at the lower of cost or net realizable value and are deferred and charged to cost of products sold when the related crop is harvested and sold. The deferred growing costs included in inventories in our Consolidated Balance Sheets consist primarily of land preparation, cultivation, irrigation and fertilization costs. For the most part, expenditures related to banana crops are expensed in the year incurred due to the continuous nature of the crop.

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

Investments in Unconsolidated Companies

We apply the equity method of accounting to account for investments over which we exert significant influence but do not hold a controlling financial interest, or for investments in limited partnerships where our ownership interest is more than 3%-5%. Under the equity method of accounting, investments are stated at initial cost and are adjusted for subsequent additional investments and our proportionate share of earnings or losses and distributions. We present the carrying value of our equity method investments within investments in and advances to unconsolidated companies on our Consolidated Balance Sheets. Our proportionate share of the investee's net income or loss is presented under other expense, net on our Consolidated Statement of Operations. We review our investments for impairment when events and circumstances indicate that the decline in fair value of such assets below the carrying value is other-than-temporary. See Note 4, “Investments in Unconsolidated Companies” for further information.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Summary of Significant Accounting Policies (continued)

Property, Plant and Equipment and Other Long-Lived Assets

Property, plant and equipment additions are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from 10 to 40 years for buildings, five to 20 years for maritime and other equipment, including ships and containers, three to 20 years for machinery and equipment, three to seven years for furniture, fixtures and office equipment, three to seven years for computer software, and five to 10 years for automotive equipment including automobiles, tractors, trailers and trucks. Leasehold improvements are amortized over the term of the lease, or the estimated useful life of the related asset, whichever is shorter. See Note 5, “Property, Plant and Equipment” for further information.

When assets are retired or disposed of, the costs and accumulated depreciation or amortization are removed from the respective accounts and any related gain or loss is recognized. Maintenance and repairs are charged to expense as incurred. Significant expenditures, which extend the useful lives of assets, are capitalized. Interest is capitalized as part of the cost of construction.

Our long-lived assets other than property, plant and equipment consist of definite-lived intangible assets. Intangible assets determined to have finite lives are amortized over their estimated useful lives to reflect the pattern of economic benefits consumed, either on a straight-line or accelerated basis. Our definite-lived intangibles have a remaining weighted average amortization period of 17.5 years. Amortization expense related to definite-lived intangible assets totaled $7.8 million for 2022, $7.6 million for 2021 and $7.8 million for 2020, and is included in selling, general, and administrative expenses. Refer to Note 6, “Goodwill and Other Intangible Assets.” for further information.

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

We incurred charges related to impairment of long-lived assets of $3.5 million in 2022, $3.8 million in 2021, and $11.8 million in 2020. Such charges are included in asset impairment and other (credits) charges, net in the accompanying Consolidated Statements of Operations for the years ended December 30, 2022, December 31, 2021 and January 1, 2021 and are described further in Note 3, “Asset Impairment and Other (Credits) Charges, Net.”

The loss on disposal of property, plant and equipment, net of $1.9 million during 2022 primarily related to the disposal of low-yielding banana crops in Central America, partially offset by gains on the sale of vacant land in Mexico and sales of vehicles in the Middle East. These transactions were accounted for using the guidance in ASC 610.

Assets Held for Sale

Assets are classified as held for sale when (1) management approves and commits to a plan to sell the asset, (2) the asset is available for immediate sale in its present condition, subject only to terms that are usual and customary, (3) an active program to locate a buyer and other actions required to complete the plan to sell have been initiated, (4) the sale of the asset is probable and is expected to be completed within one year, (5) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (6) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Assets held for sale are stated at the lower of net book value or estimated fair value less cost to sell.

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

See Note 6, “Goodwill and Other Intangible Assets” for further discussion.

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

Advertising and Promotional Costs

We expense advertising and promotional costs as incurred. Advertising and promotional costs, which are included in selling, general and administrative expenses, were $9.3 million for 2022, $13.6 million for 2021 and $14.6 million for 2020.

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

See Note 16, “Commitments and Contingencies.”

Foreign Currency Translation and Transactions

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

For our operations where the functional currency is the U.S. dollar, non-monetary balance sheet amounts are remeasured at historical exchange rates. Other balance sheet amounts are remeasured at the exchange rates in effect at the balance sheet date. Income statement accounts, excluding those items of income and expenses that relate to non-monetary assets and liabilities, are remeasured at the average exchange rate for the month. These remeasurement adjustments are included in the determination of net income and are included in other expense, net.

Other expense, net, in the accompanying Consolidated Statements of Operations includes a net foreign exchange loss of $8.4 million for 2022, $6.0 million for 2021, and $0.8 million for 2020. These amounts include the effect of foreign currency remeasurement and realized foreign currency transaction gains and losses.

Other Expense, Net

In addition to foreign currency gains and losses described above, other expense, net, also includes other non-operating income and expense items.

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

We evaluate our leases at inception or at any subsequent modification and classify them as either finance or operating leases. For leases with terms greater than 12 months, we recognize a related asset (“right-of-use asset”) and obligation (“lease liability”) on the lease commencement date, calculated as the present value of the future minimum lease payments over the lease term. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Certain leases include one or more options to renew or options to terminate, which are generally at our discretion. Any option or renewal periods that we determine are reasonably certain of being exercised are included in the lease term, and are used in calculating the right-of-use asset and lease liabilities. Many of our leases also include predetermined fixed escalation clauses. We recognize rental expense for operating leases that contain predetermined fixed escalation clauses on a straight-line basis over the expected term of the lease. Our lease agreements do not contain any residual value guarantees.

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

We measure the fair value of financial instruments, such as derivatives, on an ongoing basis. We measure fair value for non-financial assets when a valuation is necessary, such as for impairment of long-lived and indefinite-lived assets when indicators of impairment exist.

See Note 18, “Fair Value Measurements” for more information.

Share-Based Compensation

Compensation expense for all share-based awards expected to vest is measured at fair value on the date of grant and recognized on a straight-line basis over the related service period, which is generally the vesting period of each award. Our shared-based awards consist of performance stock units and restricted stock units, and are granted to employees and members of our Board of Directors which meet the definition of employees under the accounting guidance. The fair value of our share-based awards is determined based on our stock price on the date of grant.

See Note 15, “Stock-Based Compensation” for more information.

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

We use derivative financial instruments primarily to reduce our exposure to adverse fluctuations in foreign exchange rates and variable interest rates. Upon entry into a derivative instrument, we formally designate and document the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction. Derivatives are recorded in the Consolidated Balance Sheets at fair value in prepaid expenses and other current assets, other non-current assets, accounts payable and accrued expenses or other non-current liabilities, depending on whether the amount is an asset or liability and is of a short-term or long-term nature.

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

In the event that hedge accounting is discontinued, any changes in fair value of the associated derivatives since the date of dedesignation are recognized in other expense, net. Cash flows subsequent to the date of dedesignation are classified within investing activities in our Consolidated Statements of Cash Flows.

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

See Note 14, “Retirement and Other Employee Benefits” for more information.

Redeemable Noncontrolling Interest

As part of the Mann Packing acquisition in 2018, we acquired a put option exercisable by the 25% shareholder of one of the acquired subsidiaries. The put option allows the noncontrolling shareholder to sell its 25% noncontrolling interest to us for a multiple of the subsidiary's adjusted earnings. The noncontrolling shareholder can exercise this put option on or after April 1, 2023. Following a five year window expiring on April 1, 2028, the put option value will be negotiated annually and the inputs are subject to change. As the put option is outside of our control, the estimated redemption value of the 25% noncontrolling interest is presented as a redeemable noncontrolling interest outside of permanent equity on our Consolidated Balance Sheet. At each reporting period, the redeemable noncontrolling interest is recognized at the higher of (1) the initial carrying amount adjusted for accumulated earnings and distributions or (2) the contractually-defined redemption value as of the balance sheet date.

New Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and subsequent amendments to the guidance, ASU 2021-01 in January 2021 and ASU 2022-06 in December 2022. The amendments in these updates provide optional guidance to companies to ease the potential burden associated with reference rate reform. Specifically, the guidance provides optional expedients and exceptions to apply generally accepted accounting principles to contract modifications and hedging relationships, subject to certain criteria, that reference LIBOR or another reference rate expected to be discontinued. This ASU may currently be adopted and may be applied prospectively to contract modifications made on or before December 31, 2024. As of December 30, 2022, we had LIBOR-based borrowings and interest rate swaps that referenced LIBOR. Effective January 3, 2023, we amended our agreements and transitioned to the Term Secured Overnight Financing Rate (Term SOFR) for these instruments. Accordingly, during fiscal 2022, we adopted certain elections under this guidance related to the assessment of hedge effectiveness of our interest rate swaps. These elections include asserting that the hedged forecasted transactions remain probable and assuming the reference rate will not be replaced for the remainder of the hedging relationship, regardless of the subsequent contract modification due to reference rate reform. These elections allow us to apply hedge accounting to our interest rate swaps as of the year ended December 30, 2022, with no impact to our financial condition, results of operations, cash flows and related disclosures. We are in the process of adopting additional elections under this guidance as a result of our recent contract amendments, and currently do not anticipate that their adoption will have a material impact on our consolidated financial statements; however, our assessment will be finalized during the first quarter of 2023.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Asset Impairment and Other (Credits) Charges, Net

We incurred asset impairment and other (credits) charges, net totaling $(4.8) million for 2022, $4.5 million for 2021 and $0.4 million for 2020.

The following represents the detail of asset impairment and other (credits) charges, net for the year ended December 30, 2022 by reportable segment (U.S. dollars in millions):

	Long-lived and other asset impairment	Exit activity and other charges (credits)	Total
Banana segment:
Exit costs related to European facility	$—	$0.4	$0.4
Philippine asset impairment due to floods(1)	2.7	—	2.7
Fresh and value-added products segment:
Adjustment of Kunia Well Site environmental liability in Hawaii(2)	—	(9.9)	(9.9)
Impairment of South America farm and other charges	0.8	0.1	0.9
Other fresh and value-added products segment charges	—	0.1	0.1
Other:
Former President/COO severance expense	—	1.0	1.0
Total asset impairment and other (credits) charges, net	$3.5	$(8.3)	$(4.8)

(1) $2.7 million asset impairment as a result of flooding in the Philippines due to heavy rainfall during the fourth quarter of 2022.
(2) $(9.9) million reduction in our environmental liability related to the Kunia Well Site clean-up. Refer to Note 16, “Commitments and contingencies,” for further information.

The following represents the detail of asset impairment and other (credits) charges, net for the year ended December 31, 2021 by reportable segment (U.S. dollars in millions):

	Long-lived and other asset impairment	Exit activity and other charges (credits)	Total
Banana segment:
Insurance recovery related to hurricanes(1)	$—	$(0.8)	$(0.8)
Philippine asset impairment and exit activities of certain low-yield areas(2)	3.3	1.4	4.7
Fresh and value-added products segment:
Exit costs related to European facility	—	0.2	0.2
Other fresh and value-added products segment charges	0.5	(0.1)	0.4
Total asset impairment and other (credits) charges, net	$3.8	$0.7	$4.5
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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Asset Impairment and Other (Credits) Charges, Net (continued)

The following represents the detail of asset impairment and other (credits) charges, net for the year ended January 1, 2021 by reportable segment (U.S. dollars in millions):

	Long-lived and other asset impairment	Exit activity and other charges (credits)	Total
Banana segment:
California Air Resource Board settlement(1)	$—	$1.3	$1.3
Philippine asset impairment of low-yield areas	1.8	—	1.8
Impairment of property and equipment due to hurricanes(2)	4.8	—	4.8
Fresh and value-added products segment:
California Air Resource Board settlement(1)	—	0.7	0.7
Impairment of property and related equipment(3)	5.2	—	5.2
Insurance recovery related to product recall(4)	—	(15.0)	(15.0)
North America reorganization charges(5)	—	1.5	1.5
Other fresh and value-added products segment charges	—	0.1	0.1
Total asset impairment and other (credits) charges, net	$11.8	$(11.4)	$0.4
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

4. Investments in and Advances to Unconsolidated Companies

Investments in and advances to unconsolidated companies amounted to $18.0 million as of December 30, 2022 and $8.7 million as of December 31, 2021. These investments are accounted for under the equity method of accounting, and primarily relate to investments in limited partnerships and joint ventures in the food, nutrition and agricultural technology sectors. Our proportionate share of income (losses) related to these unconsolidated companies, and distributions received, were not significant for the years ended December 30, 2022, December 31, 2021, or January 1, 2021.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following (U.S. dollars in millions):

	December 30, 2022	December 31, 2021
Land and land improvements	$704.3	$711.9
Buildings and leasehold improvements	607.4	657.6
Machinery and equipment	614.3	635.6
Maritime equipment (including containers)	262.9	263.1
Furniture, fixtures and office equipment	102.2	97.7
Automotive equipment	69.0	72.3
Construction-in-progress	22.0	26.1
	2,382.1	2,464.3
Less: accumulated depreciation and amortization	(1,072.6)	(1,048.5)
Property, plant and equipment, net	$1,309.5	$1,415.8

Depreciation expense on property, plant and equipment, including assets under finance leases, was $84.8 million for 2022, $89.2 million for 2021 and $87.2 million for 2020.

Shipping containers, machinery and equipment and automotive equipment under finance leases totaled $11.0 million at December 30, 2022 and $10.9 million at December 31, 2021. Accumulated amortization for assets under finance leases was $2.4 million at December 30, 2022 and $1.0 million at December 31, 2021.

The (loss) gain on disposal of property, plant and equipment, net was a loss of $(1.9) million for 2022, a gain of $4.6 million for 2021 and a gain of $22.2 million for 2020. The loss on disposal of property, plant and equipment, net in 2022 was primarily related to the disposal of low-yielding banana crops in Central America, partially offset by gains on the sale of vacant land in Mexico and sales of vehicles in the Middle East. The gain on disposal of property, plant and equipment, net in 2021 is primarily related to the sale of a refrigerated vessel, vacant land in the Middle East, and a packing facility in South America.

6. Goodwill and Other Intangible Assets

The following table reflects our indefinite-lived intangible assets, including goodwill, and our definite-lived intangible assets along with related accumulated amortization by major category (U.S. dollars in millions):

	December 30, 2022	December 31, 2021
Goodwill	$422.9	$423.7
Indefinite-lived intangible assets:
Trademarks	31.7	31.7
Definite-lived intangible assets:
Definite-lived intangible assets	150.4	150.4
Accumulated amortization	(47.1)	(39.3)
Definite-lived intangible assets, net	103.3	111.1
Goodwill and other intangible assets, net	$557.9	$566.5

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Goodwill and Other Intangible Assets (continued)

Indefinite-lived and definite-lived intangible assets are included in intangible assets, net, in the Consolidated Balance Sheets. Our definite-lived intangible assets primarily consist of customer relationships, trade names and trademarks.

The following table reflects the changes in the carrying amount of goodwill by business segment (U.S. dollars in millions):

	Bananas	Fresh and Value-Added Products	Totals
Balance at January 1, 2021	$64.5	$359.5	$424.0
Foreign exchange	(0.2)	(0.1)	(0.3)
Balance at December 31, 2021	$64.3	$359.4	$423.7
Foreign exchange	(0.2)	(0.6)	(0.8)
Balance at December 30, 2022	$64.1	$358.8	$422.9

In the table above, goodwill is presented net of accumulated impairment losses of $88.1 million, relating strictly to the fresh and value-added products segment. There were no impairment charges recorded to goodwill during 2022, 2021, or 2020.

Results of Impairment Tests

We review goodwill for impairment on an annual basis or earlier if indicators of impairment arise. We performed our fourth quarter 2022 annual goodwill impairment test using a quantitative assessment for all reporting units, and specifically an income approach valuation methodology. The results of our impairment test resulted in the fair value of each reporting unit exceeding its respective carrying amount as of the assessment date.

We also evaluated both Del Monte® trade names and trademarks related to our prepared food reporting unit for impairment as of the first day of our fourth quarter of 2022 using the royalty savings method, an income approach valuation methodology. The royalty savings method estimated the fair value of the intangible assets by capitalizing the royalties saved. Both Del Monte® trade names and trademarks had fair values that exceeded their carrying amounts.

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

The following table highlights the sensitivities of the indefinite-lived intangibles as of December 30, 2022 (U.S. dollars in millions):

	Banana Reporting Unit Goodwill	Prepared Food Reporting Unit Goodwill	Prepared Food Reporting Unit Del Monte® Trade Names and Trademarks
Carrying value of indefinite-lived intangible assets	$64.1	$48.8	$30.8

Approximate percentage by which the fair value exceeds the carrying value based on the annual impairment test	11.4%	11.7%	15.9%

Amount that a one percentage point increase in the discount rate and a 5% decrease in cash flows would cause the carrying value to exceed the fair value and trigger an impairment	$58.5	$26.3	$—

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

The estimated amortization expense related to definite-lived intangible assets for the five succeeding years is as follows (U.S. dollars in millions):

Year	Estimated Amortization Expense
2023	$6.9
2024	6.5
2025	6.4
2026	6.4
2027	6.3

7. Allowance for Credit Losses

We estimate expected credit losses on our trade receivables and financing receivables in accordance with Accounting Standards Codification (“ASC”) 326 - Financial Instruments - Credit Losses.

Trade Receivables

Trade receivables as of December 30, 2022 were $373.5 million, net of an allowance of $21.6 million. Our allowance for trade receivables consists of two components: a $9.3 million allowance for credit losses and a $12.3 million allowance for customer claims accounted for under the scope of ASC 606 - Revenue Recognition.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Allowance for Credit Losses (continued)

The table below presents a rollforward of our trade receivable allowance for credit losses for the years ended December 30, 2022 and December 31, 2021 (U.S. dollars in millions):

	Year ended
Trade Receivables	December 30, 2022	December 31, 2021
Allowance for Credit Losses
Balance, beginning of period	$10.2	$15.1
Provision for uncollectible amounts	0.3	0.2
Deductions to allowance related to write-offs	(0.7)	—
Foreign exchange effects	(0.1)	—
Reclassifications(1)	(0.4)	(5.1)
Balance, end of period	$9.3	$10.2

(1) Reclassifications of $0.4 million and $5.1 million to the long-term allowance for credit losses during the years ended December 30, 2022 and December 31, 2021, respectively. The amounts in the long-term allowance for credit losses, presented in other noncurrent assets on our Consolidated Balance Sheets, related to customer receivables as of the years ended December 30, 2022 and December 31, 2021 are not material to our Consolidated Financial Statements.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Allowance for Credit Losses (continued)

The following table details the advances to growers and suppliers based on their credit risk profile (U.S. dollars in millions):

	December 30, 2022		December 31, 2021
	Current	Past-Due	Current	Past-Due
Gross advances to growers and suppliers	$44.6	$5.6	$40.6	$5.5

The allowance for advances to growers and suppliers and the related financing receivables for the years ended December 30, 2022 and December 31, 2021 were as follows (U.S. dollars in millions):

	Year ended
	December 30, 2022	December 31, 2021
Allowance for advances to growers and suppliers:
Balance, beginning of period	$1.8	$2.1
Provision for uncollectible amounts	3.2	(0.1)
Deductions to allowance related to write-offs	(0.1)	(0.2)
Balance, end of period	$4.9	$1.8

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (U.S. dollars in millions):

	December 30, 2022	December 31, 2021
Trade payables	$295.9	$320.0
Accrued fruit purchases	37.3	45.2
Ship and port operating expenses	18.4	23.1
Warehouse and distribution costs	29.5	30.4
Payroll and employee benefits	78.2	76.4
Accrued promotions	27.1	29.2
Other accrued expenses	63.5	55.8
Accounts payable and accrued expenses	$549.9	$580.1

Other accrued expenses are primarily composed of accruals for purchases received but not invoiced and other accruals, none of which individually exceed 5% of current liabilities.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Income Taxes

The provision for income taxes consisted of the following (U.S. dollars in millions):

	Year ended
	December 30, 2022	December 31, 2021	January 1, 2021
Current:
U.S. federal income tax	$0.3	$(2.1)	$(10.6)
State	0.7	0.3	0.5
Non-U.S.	16.6	18.8	15.6
	17.6	17.0	5.5
Deferred:
U.S. federal income tax	—	(5.0)	2.8
State	—	(1.2)	3.3
Non-U.S.	2.5	(8.8)	(6.6)
	2.5	(15.0)	(0.5)
	$20.1	$2.0	$5.0

Income before income taxes consisted of the following (U.S. dollars in millions):

	Year ended
	December 30, 2022	December 31, 2021	January 1, 2021
U.S.	$1.0	$(24.7)	$1.0
Non-U.S.	116.8	106.6	50.3
	$117.8	$81.9	$51.3

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Income Taxes (continued)

The differences between the reported provision for income taxes and income taxes computed at the U.S. statutory federal income tax rate are explained in the following reconciliation (U.S. dollars in millions):

	Year ended
	December 30, 2022	December 31, 2021	January 1, 2021
Income tax provision computed at the U.S. statutory federal rate	$24.7	$17.2	$10.8
Effect of tax rates on non-U.S. operations	(71.7)	(67.9)	(54.6)
Provision for uncertain tax positions	1.7	2.3	0.6
Non-deductible interest	0.7	0.6	2.5
Foreign exchange	2.8	(6.1)	(10.1)
Non-deductible intercompany charges	0.5	0.1	—
Non-deductible differences	0.9	2.0	1.6
Non-taxable income/loss	0.6	(4.8)	0.1
Non-deductible impairment charges	—	1.1	0.2
Adjustment to deferred balances	—	0.1	0.5
Other	(3.2)	2.1	3.1
Other taxes in lieu of income	5.5	4.5	3.8
Change in deferred rate	—	0.1	(10.1)
Benefit from net operating loss carryback provision (C.A.R.E.S. Act)	—	(0.8)	(4.6)
Increase in valuation allowance (1)	57.6	51.5	61.2
Provision for income taxes	$20.1	$2.0	$5.0

_____________
(1) The increase in valuation allowance includes effects of foreign exchange and adjustments to deferred tax balances which were fully offset by valuation allowance.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Income Taxes (continued)

Deferred income tax assets and liabilities consisted of the following (U.S. dollars in millions):

	December 30,	December 31,
Deferred tax liabilities:	2022	2021
Allowances and other accrued liabilities	$(0.1)	$(1.0)
Inventories	(17.1)	(15.7)
Property, plant and equipment	(75.7)	(73.6)
Equity in earnings of unconsolidated companies	(0.2)	(0.1)
Pension obligations	(2.6)	(4.6)
Other noncurrent deferred tax liabilities	(26.8)	(20.5)
ROU assets	(21.0)	(24.4)
Total noncurrent deferred tax liabilities	$(143.5)	$(139.9)

Deferred tax assets:
Allowances and other accrued assets	$17.9	$15.7
Inventories	5.9	4.6
Pension obligations	21.4	22.8
Property, plant and equipment	1.0	2.1
Post-retirement benefits other than pension	3.6	3.6
Net operating loss carryforwards	434.2	415.7
Capital loss carryover	2.1	2.4
Other noncurrent assets	93.9	56.2
Operating lease	22.9	25.8
Total noncurrent deferred tax assets	602.9	548.9
Valuation allowance	(483.5)	(424.8)
Total deferred tax assets, net	$119.4	$124.1
Net deferred tax liabilities	$(24.1)	$(15.8)

The valuation allowance increased by $58.7 million in 2022. The increase in 2022 relates primarily to valuation allowance on additional net operating loss carryforwards combined with the effect of a valuation allowance reversal in 2021 of $12.3 million, resulting from a change in judgment about our ability to realize deferred tax assets in future years, due to our current and foreseeable operations.

At December 30, 2022, we are no longer permanently reinvested on certain foreign earnings yet remain permanently reinvested on all other undistributed foreign earnings in the amount of $1,686.8 million. Accordingly, we have recognized a deferred tax liability of $1.1 million as of December 30, 2022 related to the foreign earnings which are not considered to be permanently reinvested. No taxes have been provided for the earnings that are considered to be either indefinitely reinvested, or the earnings that could be distributed tax free. To the extent the earnings are considered indefinitely reinvested, determination of the amount of the unrecognized deferred tax liability is not practicable due to the complexities associated with its hypothetical calculation.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Income Taxes (continued)

At December 30, 2022, we had approximately $1,673.8 million of federal and foreign tax operating loss carryforwards expiring as follows (U.S. dollars in millions):

Expires:
2022	$19.0
2023	6.2
2024	10.5
2025	22.8
2026 and beyond	44.4
No expiration	1,570.9
$1,673.8

A reconciliation of the beginning and ending amount of uncertain tax positions excluding interest and penalties is as follows (U.S. dollars in millions):

	December 30, 2022	December 31, 2021	January 1, 2021
Beginning balance	$5.0	$3.5	$3.5
Gross decreases - tax position in prior period	—	—	(0.1)
Gross increases - current-period tax positions	1.2	1.7	0.2
Foreign exchange	(0.1)	(0.2)	(0.1)
Ending balance	$6.1	$5.0	$3.5

We accrued $9.2 million in 2022 and $7.5 million in 2021, for uncertain tax positions, including interest and penalties that, if recognized would affect the effective income tax rate.

The tax years 2012-2022 remain subject to examination by taxing authorities throughout the world in major jurisdictions, such as Costa Rica, Luxembourg, Switzerland and the United States.

We classify interest and penalties on uncertain tax positions as a component of income tax expense in the Consolidated Statements of Operations.  Accrued interest and penalties related to uncertain tax positions are $3.0 million and $2.5 million for December 30, 2022 and December 31, 2021, respectively and are included in other noncurrent liabilities.

In connection with the examination of the tax returns in two foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing aggregating approximately $160.2 million (including interest and penalties) for tax years 2012 through 2016. We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities as we believe that the proposed adjustments are without technical merit.

In one of the foreign jurisdictions, we are currently contesting tax assessments related to the 2012-2015 audit years and the 2016 audit year in both the administrative court and the judicial court. During 2019 and 2020, we filed actions contesting the tax assessment in the administrative office. Our initial challenge to each of these tax assessments was rejected, and we subsequently lost our appeals at the administrative court. We have subsequently filed actions to contest each of these tax assessments in the country’s judicial courts. In addition, we have filed a request for an injunction to the judicial court to stay the tax authorities' collection efforts for these two tax assessments, pending final judicial decisions. The court granted our injunction with respect to the 2016 audit year, however denied our injunction with respect to the 2012-2015 audit years. We timely appealed the denial of the injunction, and on August 10, 2022 the appellate court overturned the denial and granted our injunction for the 2012-2015 audit years. Pursuant to local law, we registered real estate collateral with an approximate fair market value of $6.0 million in connection with the grant of the 2016 audit year injunction. This real estate collateral has a net book value of $3.8 million as of the year ended December 30, 2022. In addition, in connection with the grant of the 2012-2015 audit year injunction, we registered real estate collateral with an approximate fair market value of $24.0 million, and a net book value of $4.6 million as of the year ended December 30, 2022. The registration of this real estate collateral does not affect our operations in the country.

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

10. Leases

We lease property and equipment under operating and finance leases. We evaluate our leases at inception or at any subsequent modification and classify them as either finance or operating leases. For leases with terms greater than 12 months, we recognize a related right-of-use asset and lease liability on the lease commencement date, calculated as the present value of the future minimum lease payments over the lease term. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.

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

Our operating lease arrangements include leases of agricultural land and certain property, plant, and equipment, including office facilities and refrigerated containers. Many of our leases include predetermined fixed escalation clauses. We recognize rental expense for operating leases on a straight-line basis over the expected term of the lease. We also enter into ship charter agreements for the transport of our fresh produce to markets worldwide. As of the year ended 2022, one of our ships is chartered. The remaining term for our chartered ship is approximately 4 months.

Our finance lease arrangements include leases of refrigerated containers. For finance leases, we recognize interest expense and amortization of the right-of-use asset.

Subsequent to the year ended December 30, 2022, our 60% owned joint venture in Saudi Arabia entered into a sale and purchase agreement to sell two distribution centers, and related assets, for a total purchase price of $67.6 million. Contemporaneously with the execution of the sale and purchase agreement, we entered into an operating lease agreement in which we leased back approximately 31% of the facilities for a term of five years. The lease agreement allows for an option to renew for additional terms, subject to the written agreement of both parties.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Leases (continued)

Lease Position

The following table presents the lease-related assets and liabilities recorded on our Consolidated Balance Sheets as of December 30, 2022 and December 31, 2021 (U.S. dollars in millions):

Classification on the Balance Sheet		December 30, 2022	December 31, 2021
Assets
Operating lease assets	Operating lease right-of-use assets	$213.8	$199.0
Finance lease assets	Property, plant and equipment, net	8.6	9.9
Total lease assets		$222.4	$208.9

Liabilities
Current
Operating	Current maturities of operating leases	$41.6	$37.0
Finance	Current maturities of debt and finance leases	1.3	1.3
Noncurrent
Operating	Operating leases, less current maturities	147.3	136.0
Finance	Long-term debt and finance leases, less current maturities	7.3	8.6
Total lease liabilities		$197.5	$182.9

Weighted-average remaining lease term:
Operating leases		6.5 years	6.6 years
Finance leases		5.7 years	6.6 years
Weighted-average discount rate:
Operating leases		5.23%	4.96%
Finance leases		2.91%	2.91%

Lease Costs

The following table presents certain information related to the lease costs for finance and operating leases for the years ended December 30, 2022, December 31, 2021 and January 1, 2021 (U.S. dollars in millions):

	December 30, 2022	December 31, 2021	January 1, 2021
Finance lease cost
Amortization of lease assets	$1.4	$0.3	$—
Operating lease cost	66.3	61.9	69.4
Short-term lease cost	5.3	8.4	10.2
Variable lease cost	5.1	5.9	7.4
Total lease cost	$78.1	$76.5	$87.0

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Leases (continued)

Other Information

The following table presents supplemental cash flow information related to leases for fiscal 2022, 2021 and 2020 (U.S. dollars in millions):

	December 30, 2022	December 31, 2021	January 1, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$51.2	$41.2	$56.3
Financing cash flows for finance leases	1.3	0.3	0.3
Right-of-use assets obtained in exchange for new operating lease liabilities	59.6	78.8	50.7
Right-of-use assets obtained in exchange for new finance lease liabilities	0.1	9.9	—

Undiscounted Cash Flows

The following table reconciles the undiscounted cash flows for each of the first five years and total remaining years to the finance lease liabilities and operating lease liabilities recorded on the balance sheet as of December 30, 2022 (U.S. dollars in millions):

	Operating Leases	Finance Leases
2023	$53.7	$1.6
2024	48.1	1.6
2025	36.3	1.6
2026	30.2	1.6
2027	37.4	1.6
Thereafter	51.8	1.5
Total lease payments	257.5	9.5
Less: imputed interest	68.6	0.9
Total lease liabilities	$188.9	$8.6

11. Debt

Credit Facility

On October 1, 2019, we entered into a Second Amended and Restated Credit Agreement (as amended, the “Second A&R Credit Agreement”) with Bank of America, N.A. as administrative agent and BofA Securities, Inc. as sole lead arranger and sole bookrunner and certain other lenders. The Second A&R Credit Agreement provides for a five-year, $0.9 billion syndicated senior unsecured revolving credit facility (the “Revolving Credit Facility”) maturing on October 1, 2024. Effective September 13, 2022, we exercised our option as included in the Second A&R Credit Agreement to reduce the borrowing limit on the Revolving Credit Facility from the original limit of $1.1 billion to $0.9 billion. Certain of our direct and indirect subsidiaries have guaranteed the obligations under the Second A&R Credit Agreement.

As of December 30, 2022, amounts borrowed under the Revolving Credit Facility accrued interest, at our election, at either (i) the Eurocurrency Rate (as defined in the Second A&R Credit Agreement) plus a margin that ranged from 1.0% to 1.5% or (ii) the Base Rate (as defined in the Second A&R Credit Agreement) plus a margin that ranged from 0% to 0.5%, in each case based on our Consolidated Leverage Ratio (as defined in the Second A&R Credit Agreement). The Second A&R Credit Agreement interest rate grid provides for five pricing levels for interest rate margins. In addition, we pay a fee on unused commitments.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Debt (continued)

On December 30, 2022, we and certain of our subsidiaries executed Amendment No. 1 to the Second A&R Credit Agreement (the “Amendment”) with the financial institutions and other lenders named therein, including Bank of America, N.A. as administrative agent and BofA Securities, Inc. as sole lead arranger and sole bookrunner. Pursuant to the Amendment, the reference interest rate on the Revolving Credit Facility was amended to replace the Eurocurrency Rate with the Term Secured Overnight Financing Rate (“Term SOFR”) effective January 3, 2023. As amended, Term Loans made under the Revolving Credit Facility can be Base Rate Loans, Term SOFR Loans or Alternative Currency Term Rate Loans. All other material terms of the Second A&R Credit Agreement, as amended, remain unchanged. We intend to use funds borrowed under the Revolving Credit Facility from time to time for general corporate purposes, working capital, capital expenditures and other permitted investment opportunities.

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

The Second A&R Credit Agreement requires us to comply with certain financial and other covenants. Specifically, it requires us to maintain a 1) Consolidated Leverage Ratio of not more than 3.50 to 1.00 at any time during any period of four consecutive fiscal quarters, subject to certain exceptions and 2) a minimum Consolidated Interest Coverage Ratio of not less than 2.25 to 1.00 as of the end of any fiscal quarter. Additionally, it requires us to comply with certain other covenants, including limitations on capital expenditures, stock repurchases, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales, and mergers. Under the Second A&R Credit Agreement, we are permitted to declare or pay cash dividends in any fiscal year up to an amount that does not exceed the greater of (i) an amount equal to the greater of (A) 50% of the Consolidated Net Income (as defined in the Second A&R Credit Agreement) for the immediately preceding fiscal year or (B) $25 million or (ii) the greatest amount which would not cause the Consolidated Leverage Ratio (determined on a pro forma basis) to exceed 3.25 to 1.00. It also provides an allowance for stock repurchases to be an amount not exceeding the greater of (i) $150 million in the aggregate or (ii) the amount that, after giving pro forma effect thereto and any related borrowings, will not cause the Consolidated Leverage Ratio to exceed 3.25 to 1.00. As of December 30, 2022, we were in compliance with all of the covenants contained in the Second A&R Credit Agreement.

Debt issuance costs of $0.6 million and $1.3 million are included in other noncurrent assets on our Consolidated Balance Sheets as of December 30, 2022 and December 31, 2021, respectively.

We have a renewable 364-day, $25.0 million letter of credit facility with Rabobank Nederland.

The following is a summary of the material terms of the Revolving Credit Facility and other working capital facilities at December 30, 2022 (U.S. dollars in millions):

	Term	Maturity Date	Interest Rate	Borrowing Limit	Available Borrowings
Bank of America credit facility	5 years	October 1, 2024	5.55%	$900.0	$360.2
Rabobank letter of credit facility	364 days	June 14, 2023	Varies	25.0	15.9
Other working capital facilities	Varies	Varies	Varies	28.1	12.5
				$953.1	$388.6

The margin for LIBOR advances as of December 30, 2022 was 1.375%.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Debt (continued)

As of December 30, 2022, we applied $33.9 million to letters of credit and bank guarantees issued from Rabobank Nederland, Bank of America, and other banks.

During 2018, we entered into interest rate swaps in order to hedge the risk of the fluctuation on future interest payments related to our variable rate borrowings from our Revolving Credit Facility. Refer to Note 17, “Derivative Financial Instruments”.

Maturities of long-term debt obligations during the next five years are as follows (U.S. dollars in millions):

Fiscal Years	Long-Term Debt
2023	$32.6
2024	563.4
2025	—
2026	—
2027	—
596.0
Less: Amounts representing interest(1)	(56.2)
539.8
Less: Current portion	$—

Totals, net of current portion of long-term debt and finance lease obligations	$539.8

(1) We utilize a variable interest rate on our long-term debt, and for presentation purposes we have used an assumed average rate of 4.7%.

Cash payments of interest on long-term debt, net of amounts capitalized, were $23.5 million for 2022, $19.9 million for 2021 and $20.6 million for 2020. Capitalized interest expense was $0.5 million for 2022, $0.5 million for 2021 and $2.3 million for 2020.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Earnings Per Ordinary Share

Basic net income per share is computed using the weighted average number of common shares outstanding for the period. Basic and diluted net income per ordinary share are calculated as follows (U.S. dollars in millions, except share and per share data):

	Year ended
	December 30, 2022	December 31, 2021	January 1, 2021
Numerator:
Net income attributable to Fresh Del Monte Produce Inc.	$98.6	$80.0	$49.2

Denominator:
Weighted average number of ordinary shares - Basic	47,790,920	47,508,208	47,569,794
Effect of dilutive securities - share-based awards	152,544	193,189	90,806
Weighted average number of ordinary shares - Diluted	47,943,464	47,701,397	47,660,600

Antidilutive awards(1)	103,148	2,039	55,153

Net income per ordinary share attributable to Fresh Del Monte Produce Inc.:
Basic	$2.06	$1.68	$1.03
Diluted	$2.06	$1.68	$1.03
(1) Awards of certain unvested shares and options are not included in the calculation of diluted weighted average shares outstanding because their effect would have been anti-dilutive.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.  Accumulated Other Comprehensive Loss

The following table includes the changes in accumulated other comprehensive loss by component for the years ended December 30, 2022 and December 31, 2021 (U.S. dollars in millions):

	Changes in Accumulated Other Comprehensive Loss by Component (1)
	Cash Flow Hedges		Foreign Currency Translation Adjustment		Retirement Benefit Adjustment	Total
Balance at January 1, 2021	$(49.6)		$(3.3)		$(24.1)	$(77.0)
Other comprehensive income (loss) before reclassifications	10.3	(3)	(14.1)	(2)	14.5	10.7
Amounts reclassified from accumulated other comprehensive loss	(1.6)	(4)	—		1.0	(0.6)
Net current period other comprehensive income (loss)	8.7		(14.1)		15.5	10.1
Balance at December 31, 2021	$(40.9)		$(17.4)		$(8.6)	$(66.9)
Other comprehensive income (loss) before reclassifications	67.1	(3)	(18.6)	(2)	(4.1)	44.4
Amounts reclassified from accumulated other comprehensive loss	(20.2)		—		1.2	(19.0)
Net current period other comprehensive income (loss)	46.9		(18.6)		(2.9)	25.4
Balance at December 30, 2022	$6.0		$(36.0)		$(11.5)	$(41.5)

(1) All amounts are net of tax and noncontrolling interests.
(2) Includes a loss of $4.8 million for the year ended December 30, 2022 and a loss of $6.1 million for the year ended December 31, 2021 related to intra-entity foreign currency transactions that are of a long-term-investment nature.
(3) Includes a tax effect of $(5.8) million for the year ended December 30, 2022 and $(2.7) million for the year ended December 31, 2021.
(4) Includes amounts reclassified for both designated and dedesignated cash flow hedges. Refer to the following table for the amounts of each.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.  Accumulated Other Comprehensive Loss (continued)

The following table includes details about amounts reclassified from accumulated other comprehensive loss by component for the years ended December 30, 2022 and December 31, 2021 (U.S. dollars in millions):

	Amount of (gain) loss reclassified from accumulated other comprehensive loss
Details about accumulated other comprehensive loss components	December 30, 2022	December 31, 2021	Affected line item in the statement where net income is presented
Cash flow hedges:
Designated as hedging instruments:
Foreign currency cash flow hedges	$(31.4)	$(5.4)	Net sales
Foreign currency cash flow hedges	6.5	(0.7)	Cost of products sold
Interest rate swaps	4.7	11.3	Interest expense
Bunker fuel swaps no longer designated as hedging instruments	—	(5.8)	Cost of products sold
Bunker fuel swaps no longer designated as hedging instruments	—	(1.0)	Other expense, net
Total	$(20.2)	$(1.6)

Amortization of retirement benefits:
Actuarial losses	0.8	1.0	Other expense, net
Curtailment and settlement losses	0.4	—	Other expense, net
Total	$1.2	$1.0

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Retirement and Other Employee Benefits (continued)

The following table sets forth a reconciliation of benefit obligations, plan assets and funded status for our defined benefit pension plans and post-retirement plans as of December 30, 2022 and December 31, 2021, which are also their measurement dates (U.S. dollars in millions):

	Pension plans(1)				Post-retirement plans
	December 30, 2022		December 31, 2021		December 30, 2022	December 31, 2021
	U.S.	U.K.	U.S.	U.K.	Central America	Central America
Change in Benefit Obligation:
Beginning benefit obligation	$14.9	$63.5	$16.4	$69.0	$66.9	$68.0
Service cost	—	—	—	—	5.7	6.0
Interest cost	0.4	1.0	0.3	1.0	3.9	4.0
Actuarial (gain) loss	(2.7)	(18.9)	(0.6)	(4.4)	(3.7)	(6.6)
Benefits paid	(1.2)	(3.0)	(1.2)	(2.4)	(6.1)	(4.6)
Exchange rate changes(2)	—	(6.4)	—	0.3	—	0.1
Plan amendment	—	—	—	—	—	—
Ending benefit obligation	11.4	36.2	14.9	63.5	66.7	66.9

Change in Plan Assets:
Beginning fair value	14.3	72.5	13.7	67.1	—	—
Actual return on plan assets	(2.0)	(26.2)	1.6	5.6	—	—
Company contributions	—	1.8	0.2	2.0	6.1	4.6
Benefits paid	(1.2)	(3.0)	(1.2)	(2.4)	(6.1)	(4.6)
Exchange rate changes(2)	—	(7.2)	—	0.2	—	—
Ending fair value	11.1	37.9	14.3	72.5	—	—

Amounts recognized in the Consolidated Balance Sheets:
Accounts payable and accrued expenses (current liability)	—	—	—	—	(10.2)	(8.4)
Retirement benefits liability (noncurrent liability)	(0.3)	—	(0.6)	—	(56.5)	(58.5)
Other noncurrent assets	—	1.7	—	9.0	—	—
Net (liability) asset recognized in the Consolidated Balance Sheets	$(0.3)	$1.7	$(0.6)	$9.0	$(66.7)	$(66.9)

Amounts recognized in Accumulated other comprehensive loss:(3)
Net actuarial (loss) gain	(7.5)	(8.4)	(7.8)	0.8	2.8	(1.0)
Net amount recognized in accumulated other comprehensive loss	$(7.5)	$(8.4)	$(7.8)	$0.8	$2.8	$(1.0)
(1)The accumulated benefit obligation is the same as the projected benefit obligation.
(2)The exchange rate difference included in the reconciliation of the change in benefit obligation and the change in plan assets above results from currency fluctuations of the U.S. dollar relative to the British pound for the U.K. plan and the U.S. dollar versus Central American currencies such as the Costa Rican colon and Guatemalan quetzal for the Central American plans as of December 30, 2022 and December 31, 2021, when compared to the previous year.
(3)We had accumulated other comprehensive income of $3.1 million as of December 30, 2022 and $2.4 million as of December 31, 2021 related to the tax effect of unamortized pension gains and losses.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Retirement and Other Employee Benefits (continued)

The following table provides a rollforward of the accumulated other comprehensive loss balances (U.S. dollars in millions):

	Pension plans				Post-retirement plans
	Year ended				Year ended
	December 30, 2022		December 31, 2021		December 30, 2022	December 31, 2021
Reconciliation of accumulated other comprehensive loss	U.S.	U.K.	U.S.	U.K.	Central America	Central America
Accumulated other comprehensive (loss) gain at beginning of plan year	$(7.8)	$0.8	$(9.6)	$(7.4)	$(1.0)	$(7.5)
Amortization of net losses recognized during the year	0.5	0.1	0.5	0.1	0.1	—
Net gain (loss) during the year	(0.2)	(9.1)	1.3	8.7	3.7	6.6
Currency exchange rate changes	—	(0.2)	—	(0.6)	—	(0.1)
Accumulated other comprehensive (loss) gain at end of plan year	$(7.5)	$(8.4)	$(7.8)	$0.8	$2.8	$(1.0)

The net actuarial loss recognized in other comprehensive income for fiscal 2022 associated with our U.K. plan primarily related to asset performance, partially offset by an increase in the discount rate as a result of underlying market conditions. The net actuarial gain for fiscal 2022 related to our Central America plans was mainly driven by increases in the associated discount rates.

The following table sets forth the net periodic pension cost of our defined benefit pension and post-retirement benefit plans (U.S. dollars in millions):

	Pension plans						Post-retirement plans
	Year ended						Year ended
	December 30, 2022		December 31, 2021		January 1, 2021		December 30, 2022	December 31, 2021	January 1, 2021
	U.S.	U.K.	U.S.	U.K.	U.S.	U.K.	Central America	Central America	Central America
Service cost	$—	$—	$—	$—	$—	$—	$5.7	$6.0	$6.3
Interest cost	0.4	1.0	0.3	1.0	0.5	1.1	3.9	4.0	4.2
Expected return on assets	(0.8)	(1.8)	(0.8)	(1.4)	(1.0)	(1.5)	—	—	—
Net amortization	0.5	0.1	0.5	0.1	0.5	0.1	0.1	—	0.7
Net periodic cost (income)	$0.1	$(0.7)	$—	$(0.3)	$—	$(0.3)	$9.7	$10.0	$11.2

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. Retirement and Other Employee Benefits (continued)

Actuarial Assumptions

The assumptions used in the calculation of the benefit obligations of our U.S. and U.K. defined benefit pension plans and Central American plans consisted of the following:

	December 30, 2022			December 31, 2021			January 1, 2021
	Pension plans		Post-retirement plans	Pension plans		Post-retirement plans	Pension plans		Post-retirement plans
	U.S.	U.K.	Central America	U.S.	U.K.	Central America	U.S.	U.K.	Central America
Weighted average discount rate	5.15%	5.00%	8.26%	2.65%	1.80%	6.39%	2.15%	1.40%	7.98%
Rate of increase in compensation levels	—	—	4.80%	—	—	4.82%	—	—	4.74%

The assumptions used in the calculation of the net periodic pension costs for our U.S. and U.K. defined benefit pension plans and Central American plans consisted of the following:

	December 30, 2022			December 31, 2021			January 1, 2021
	Pension plans		Post-retirement plans	Pension plans		Post-retirement plans	Pension plans		Post-retirement plans
	U.S.	U.K.	Central America	U.S.	U.K.	Central America	U.S.	U.K.	Central America
Weighted average discount rate	2.65%	1.80%	6.39%	2.15%	1.40%	6.34%	3.00%	2.00%	6.27%
Rate of increase in compensation levels	—	—	4.69%	—	—	4.70%	—	—	4.74%
Expected long-term rate of return on assets	6.50%	2.77%	—	6.50%	1.98%	—	7.50%	2.58%	—

Cash Flows

	Pension plans		Post-retirement plans
	U.S.	U.K.	Central America
Expected benefit payments for:
2023	$1.2	$2.0	$10.2
2024	1.1	2.4	8.9
2025	1.1	2.2	9.0
2026	1.0	2.0	8.0
2027	1.0	2.1	8.0
Next 5 years	4.3	11.3	39.9
Expected benefit payments over the next 10 years	$9.7	$22.0	$84.0

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Retirement and Other Employee Benefits (continued)

For 2023, there are no expected contributions for the U.S. pension plan. Expected contributions for the U.K. pension plan are $1.7 million for 2023. Contributions for the U.S. and U.K. pension plans are actuarially determined based on funding regulations.

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

The fair values of our U.S. plan assets by asset category are as follows as of the years ended December 30, 2022 and December 31, 2021 (U.S. dollars in millions):

		Fair Value Measurements at December 30, 2022
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Mutual Funds:
Fixed income securities	$4.7	$4.7	$—	$—
Value securities	2.3	2.3	—	—
Growth securities	4.1	4.1	—	—
Total	$11.1	$11.1	$—	$—

		Fair Value Measurements at December 31, 2021
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Mutual Funds:
Fixed income securities	$5.3	$5.3	$—	$—
Value securities	3.0	3.0	—	—
Growth securities	6.0	6.0	—	—
Total	$14.3	$14.3	$—	$—

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

United Kingdom Defined Benefit Pension Plan

Plan Assets

The fair values of our U.K. plan assets by asset category are as follows as of the years ended December 30, 2022 and December 31, 2021 (U.S. dollars in millions):

		Fair Value Measurements at December 30, 2022
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$0.3	$0.3	$—	$—
Equity securities:
Diversified growth funds	8.4	—	8.4	—
Other international companies	0.8	—	0.8	—
Real estate investment trusts	1.2	—	1.2	—
Fixed income securities:
Government and corporate bonds	19.5	—	19.5	—
Liability-driven investments	7.7	—	7.7	—
Total	$37.9	$0.3	$37.6	$—

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

Other Employee Benefits

We also sponsor a defined contribution plan established pursuant to Section 401(k) of the Internal Revenue Code. Subject to certain dollar limits, employees may contribute a percentage of their salaries to the plan, and we will match a portion of each employee’s contribution. This plan is in effect for U.S.-based employees only. The expense pertaining to this plan was $1.2 million for 2022, $1.2 million for 2021 and $1.4 million for 2020.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Retirement and Other Employee Benefits (continued)

On August 31, 1997, one of our subsidiaries ceased accruing benefits under its salary continuation plan covering certain of our Central American management personnel. At December 30, 2022 we had $2.2 million accrued for this plan, including $0.4 million in accumulated other comprehensive loss related to unamortized pension gains. Net periodic pension costs for the years ended December 30, 2022, December 31, 2021 or January 1, 2021 were insignificant. Expected benefit payments under the plan for 2023 through 2027 total $2.0 million. For 2028 through 2032 the expected benefit payments under the plan total $0.4 million.

We sponsor a service gratuity plan covering certain of our Kenyan personnel. At December 30, 2022 we had $5.4 million accrued for this plan, including $0.3 million in accumulated other comprehensive loss related to unamortized pension losses. Net periodic pension costs were $2.2 million for the year ended December 30, 2022, and included curtailment and settlement expenses of $0.9 million. Net periodic pension costs were $1.4 million for the year ended December 31, 2021 and $1.5 million million for the year ended January 1, 2021. During fiscal 2022, we began conversion of the service gratuity plan into a Provident fund scheme which has allowed certain of our Kenyan personnel to make a voluntary decision whether to remain as participants of the plan, or to convert to the Provident fund. The conversion to the Provident fund scheme will require us to make funding contributions that would differ in timing with those previously expected under the service gratuity plan, and which will ultimately depend on the number of employees who elect to convert. We estimate that the combined expected benefit payments under both the service gratuity plan and the Provident fund scheme from 2023 through 2027 will be approximately $8.8 million , and expected benefit payments from 2028 through 2032 will be approximately $4.0 million.

We provide retirement benefits to certain employees who are not U.S.-based. Generally, benefits under these programs are based on an employee’s length of service and level of compensation. Included in retirement benefits on our consolidated balance sheets is $18.0 million at December 30, 2022 and $19.3 million at December 31, 2021 related to these programs.

The unamortized pension losses related to other non-U.S.-based plans included in accumulated other comprehensive loss, a component of shareholders’ equity, was $1.8 million for the year ending December 30, 2022 and $1.1 million for the year ending December 31, 2021. We also offer certain post-employment benefits to former executives and have $1.3 million at December 30, 2022 and $1.8 million at December 31, 2021 in retirement benefits on our consolidated balance sheets related to these benefits.

15. Share-Based Compensation

We maintain various compensation plans for officers, other employees, and non-employee members of our Board of Directors. On June 2, 2022, our shareholders approved and ratified the 2022 Omnibus Share Incentive Plan (the “2022 Plan”). The 2022 Plan allows us to grant equity-based compensation awards including restricted stock units (“RSUs”), performance stock units (“PSUs”), stock options, and restricted stock awards (“RSAs”). The 2022 Plan replaces and supersedes the 2014 Omnibus Share Incentive Plan (the “Prior Plan”). Under the 2022 Plan, the Board of Directors is authorized to award up to 2,800,000 ordinary shares plus approximately 220,000 ordinary shares which remained available under the Prior Plan at the time of adoption.

Stock-based compensation expense related to RSUs, PSUs and RSAs is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and is comprised as follows (U.S. dollars in millions):

	Year ended
Types of Awards	December 30, 2022	December 31, 2021	January 1, 2021
RSUs/PSUs	$6.9	$7.6	$7.2
RSAs	—	—	0.3
Total	$6.9	$7.6	$7.5

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Share-Based Compensation (continued)

Restricted Stock Units and Performance Stock Units

Under the 2022 Plan and Prior Plan, each RSU/PSU represents a contingent right to receive one of our ordinary shares. The PSUs are subject to meeting minimum performance criteria set by the Compensation Committee of our Board of Directors. The actual number of shares the recipient receives is determined based on the results achieved versus performance goals. Those performance goals are based on exceeding a measure of our earnings. Depending on the results achieved, the actual number of shares that an award recipient receives at the end of the period may range from 0% to 100% of the award units granted. Provided such criteria are met, the PSUs granted during 2022 will vest in three equal installments in (1) June and July 2023, (2) March 2024 and (3) March 2025. PSUs granted prior to 2022 will vest in three equal annual installments on each of the next three anniversary dates. All PSU vesting is contingent on the recipient's continued employment with us.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Share-Based Compensation (continued)

The following table summarizes RSU and PSU activity for the years ended December 30, 2022, December 31, 2021, and January 1, 2021:

	RSUs		PSUs
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested as of December 27, 2019	242,187	$40.13	119,729	$36.52
Granted	200,710	29.40	89,543	28.42
Vested	(140,916)	40.19	(63,303)	42.33
Canceled	(25,191)	33.78	(25,930)	31.69

Non-vested as of January 1, 2021	276,790	32.89	120,039	28.42
Granted	333,785	26.25	123,158	26.02
Vested	(129,194)	35.30	(48,191)	28.23
Canceled	(26,148)	27.01	(20,786)	25.14

Non-vested as of December 31, 2021	455,233	27.63	174,220	26.89
Granted	153,944	24.28	152,211	28.92
Vested	(212,464)	28.76	(67,599)	27.38
Canceled	(36,616)	26.14	(43,289)	26.85

Non-vested as of December 30, 2022	360,097	$25.68	215,543	$28.18

As of December 30, 2022, the total remaining unrecognized compensation cost related to non-vested RSUs/PSUs is $8.6 million, which will be amortized over the weighted-average remaining requisite service period of 1.5 years.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. Commitments and Contingencies

Commitments

We have agreements to purchase the entire or partial production of certain products of our independent growers primarily in Guatemala, Ecuador, Philippines, Costa Rica, Colombia, and United Kingdom that meet our quality standards. Total purchases under these agreements amounted to $625.9 million for 2022, $683.2 million for 2021 and $744.9 million for 2020.

Refer to Note 10. “Leases”, for further a discussion concerning our lease commitments.

Kunia Well Site

 In 1980, elevated levels of certain chemicals were detected in the soil and ground-water at a plantation leased by one of our U.S. subsidiaries in Honolulu, Hawaii (the “Kunia Well Site”). In 2005, our subsidiary signed a Consent Decree (“Consent Decree”) with the Environmental Protection Agency (“EPA”) for the performance of the clean-up work for the Kunia Well Site. Based on findings from remedial investigations, our subsidiary coordinated with the EPA to evaluate the clean-up work required in accordance with the Consent Decree. On July 25, 2022, an Explanation of Significant Differences (ESD) for the Kunia Well Site was filed by the EPA, which formally transitioned the remedy for the Kunia Well Site to a Monitored Natural Attenuation (MNA), thereby reducing our potential liability. In connection with the above decision, we recorded a $9.9 million reduction in our liability during the year ended December 30, 2022, presented in asset impairment and other (credits) charges, net in our Consolidated Statements of Operations, to reflect the decrease in estimated costs associated with the clean-up.

The revised estimate associated with the clean-up costs, and on which our accrual is based, is $2.8 million. As of December 30, 2022, $2.5 million was included in other noncurrent liabilities, and $0.3 million was included in accounts payable and accrued expenses in the Consolidated Balance Sheets for the Kunia Well Site clean-up. We expect to expend approximately $0.3 million in 2023, $0.6 million in 2024, $0.5 million in 2025, $0.4 million in 2026, and $0.1 million in 2027.

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

Fluctuations in the value of the derivative instruments are generally offset by changes in the cash flows of the underlying exposures being hedged. A cash flow hedge requires the change in the fair value of a derivative instrument to be recognized in other comprehensive income (loss), a component of shareholders’ equity, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item.

Certain of our derivative instruments contain provisions that require the current credit relationship between us and our counterparty to be maintained throughout the term of the derivative instruments. If that credit relationship changes, certain provisions could be triggered, and the counterparty could request immediate collateralization of derivative instruments in a net liability position above a certain threshold. The aggregate fair value of all derivative instruments with a credit-risk-related contingent feature that are in a liability position on December 30, 2022 is $6.7 million. As of December 30, 2022, no triggering event has occurred and thus we are not required to post collateral.

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

Foreign Currency Hedges

We are exposed to fluctuations in currency exchange rates against the U.S. dollar on our results of operations and financial condition, and we mitigate that exposure by entering into foreign currency forward contracts. Certain of our subsidiaries periodically enter into foreign currency forward contracts in order to hedge portions of forecasted sales or cost of sales denominated in foreign currencies, which generally mature within one year. At December 30, 2022, our foreign currency forward contracts will primarily hedge a portion of our 2023 foreign currency exposure.

The foreign currency forward contracts qualifying as cash flow hedges were designated as single-purpose cash flow hedges of forecasted cash flows.

We had the following outstanding foreign currency forward contracts as of December 30, 2022 (in millions):

Foreign currency contracts qualifying as cash flow hedges:	Notional amount
British pound	GBP	11.0
Chilean peso	CLP	20,287.1
Euro	EUR	42.2
Japanese yen	JPY	2,500.8
Korean won	KRW	18,750.0
Kenyan shilling	KES	46.6

Bunker Fuel Hedges

We are exposed to fluctuations in bunker fuel prices on our results of operations and financial condition, and we periodically enter into bunker fuel swap agreements which permit us to lock in bunker fuel prices and mitigate that exposure. During fiscal 2020, one of our subsidiaries entered into bunker fuel swap agreements in order to hedge portions of our fuel expenses incurred by our owned and chartered vessels throughout 2020 and 2021. We designated our bunker fuel swap agreements as cash flow hedges. As of December 30, 2022, there were no outstanding bunker fuel hedges.

Interest Rate Contracts

We are exposed to fluctuations in variable interest rates on our results of operations and financial condition, and we mitigate that exposure by entering into interest rate swaps. During 2018, we entered into interest rate swaps in order to hedge the risk of the fluctuation on future interest payments related to our variable rate LIBOR-based borrowings through 2028. We amended our Second A&R Credit Agreement and our interest rate swaps to transition from LIBOR to SOFR as a reference rate effective January 3, 2023. Refer to our discussion of New Accounting Pronouncements in Note 2, “Summary of Significant Accounting Policies” for further information.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.  Derivative Financial Instruments (continued)

Gains or losses on interest rate swaps are recorded in other comprehensive income (loss) and are subsequently reclassified into earnings as the interest expense on debt is recognized in earnings. At December 30, 2022, the notional value of interest rate contracts outstanding was $400 million, with $200 million maturing in 2024 and the remaining $200 million maturing in 2028.

The following table reflects the fair values of derivative instruments, which are designated as level 2 in the fair value hierarchy, as of December 30, 2022 and December 31, 2021 (U.S. dollars in millions):

	Derivatives designated as hedging instruments(1)
	Foreign exchange contracts		Interest rate swaps		Total
Balance Sheet location:	December 30, 2022	December 31, 2021	December 30, 2022	December 31, 2021	December 30, 2022	December 31, 2021
Asset derivatives:
Prepaid expenses and other current assets	$—	$0.5	$—	$—	$—	$0.5
Other noncurrent assets	—	—	15.8	—	15.8	—
Total asset derivatives	$—	$0.5	$15.8	$—	$15.8	$0.5

Liability derivatives:
Accounts payable and accrued expenses	$6.5	$8.1	$—	$—	$6.5	$8.1
Other noncurrent liabilities	0.2	6.1	—	29.4	0.2	35.5
Total liability derivatives	$6.7	$14.2	$—	$29.4	$6.7	$43.6

(1) See Note 18, “Fair Value Measurements,” for fair value disclosures.

We expect that $1.0 million of the net fair value of our cash flow hedges recognized as a net gain in accumulated other comprehensive loss will be transferred to earnings during the next 12 months, and the remaining net gain of $7.2 million over the following 5 years, along with the earnings effect of the related forecasted transactions.

The following table reflects the effect of derivative instruments on the Consolidated Statements of Comprehensive Income for the years ended December 30, 2022 and December 31, 2021 (U.S. dollars in millions):

	Net amount of gain recognized in other comprehensive income on derivatives
Derivative Instruments	December 30, 2022	December 31, 2021
Foreign exchange contracts	$7.5	$(8.1)
Bunker fuel swaps	—	(1.7)
Interest rate swaps, net of tax	39.4	18.5
Total	$46.9	$8.7

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. Fair Value Measurements

Fair Value of Financial Instruments

Our derivative assets or liabilities include foreign exchange and interest rate derivatives that are measured at fair value using observable market inputs such as forward rates, interest rates, and our own credit risk as well as an evaluation of our counterparties’ credit risks. We use an income approach to value our outstanding foreign currency and interest rate hedges, which consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts using current market information as of the measurement date such as foreign currency spot rate, forward rates and interest rates. Additionally, we include an element of default risk based on observable inputs into the fair value calculation. Based on these inputs, the derivative assets or liabilities are classified within Level 2 of the valuation hierarchy.

The following table provides a summary of the fair values of our derivative financial instruments measured on a recurring basis (U.S. dollars in millions):

Fair Value Measurements
	Foreign currency forward contracts, net liability		Interest rate contracts, net asset (liability)
	December 30, 2022	December 31, 2021	December 30, 2022	December 31, 2021
Quoted prices in active markets for identical assets (Level 1)	$—	$—	$—	$—
Significant other observable inputs (Level 2)	(6.7)	(13.7)	15.8	(29.4)
Significant unobservable inputs (Level 3)	—	—	—	—

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

Long-term debt: The carrying value of our long-term debt reported in the Consolidated Balance Sheets approximates their fair value since they bear interest at variable rates which contain an element of default risk. The fair value of our long-term debt is estimated using Level 2 inputs based on quoted prices for those or similar instruments. Refer to Note 11, “Debt.”

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. Fair Value Measurements (continued)

Fair Value of Non-Financial Assets

During fiscal 2020, we performed a comprehensive review of our asset portfolio and identified non-strategic and underutilized property, plant, and equipment assets across various of our regions to dispose of while reducing costs and driving further efficiencies in our operations (the "Optimization Program"). Certain of these assets, as well as additional assets identified for sale since the start of the program, met the held for sale criteria as of December 30, 2022, and relate to both our fresh and value-added products and banana segments. Included in the $67.3 million of assets held for sale as of December 30, 2022 were the following: $45.4 million is related to facilities and land in Saudi Arabia, $16.2 million consists of a facility and related assets in the United States, $2.4 million consists of a facility and related assets in Europe, $2.3 million consists of facilities and farm land in South America, and the remaining $1.0 million consists of farm land in Central America. These assets are recognized at the lower of cost or fair value less cost to sell. The fair value measurements of our held for sale assets are generally based on Level 3 inputs, which include information obtained from third-party appraisals.

During 2022, we received proceeds of $7.5 million and recorded a gain on disposal of property, plant and equipment, net of $1.8 million from the sale of assets previously held for sale.

We recorded asset impairment and other charges during the years ended December 30, 2022 and December 31, 2021, that do not fall under the scope of fair value measurement. Refer to Note 3, “Asset Impairment and Other (Credit) Charges, Net”.

19. Related Party Transactions

Advances and receivables due from related parties were $1.6 million in 2022 and $1.0 million in 2021.

Payables to related parties were $15.3 million in 2022 and $18.3 million in 2021, of which one Mann Packing grower had $14.7 million in accounts payable and accrued expenses in 2022 and $17.6 million in 2021.

We incurred expenses of approximately $2.5 million in 2022, $2.4 million in 2021 and $1.3 million in 2020 for chartered air transportation services from an aircraft management company in which our Chairman and Chief Executive Officer has an ownership interest.

Other purchases from related parties were $109.4 million in 2022 compared to $119.6 million in 2021 and $130.3 million in 2020, of which $107.1 million for 2022, $117.4 million for 2021 and $125.0 million for 2020 were related to one Mann Packing grower.

Related party leases include a building and land in North America. The expenses incurred were $1.2 million for 2022 and $1.2 million for 2021. The right-of-use asset and liabilities were $5.9 million and $6.2 million, respectively, in 2022 and $7.7 million in 2021, which primarily relates to one Mann Packing grower.

Sales to related parties amounted to $1.0 million in 2022 and $0.9 million in 2021.

Cash distributions to noncontrolling interests were $0.9 million in 2022 and $6.5 million in 2021. We have reflected the cash distributions to noncontrolling interests under financing activities in our Consolidated Statements of Cash Flows. We have $2.0 million as of December 30, 2022 and $2.6 million as of December 31, 2021 in other noncurrent liabilities in our Consolidated Balance Sheets related to one of our noncontrolling interests.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20. Unaudited Quarterly Financial Information

Our fiscal quarter-ends correspond to the last Friday of the 13-week period, beginning the day following our fiscal year end. The following summarizes certain quarterly operating data (U.S. dollars in millions, except per share data):

	Quarter ended
	April 1, 2022	July 1, 2022	September 30, 2022	December 30, 2022
Net sales	$1,136.9	$1,211.9	$1,053.5	$1,040.0
Gross profit	89.8	80.7	88.0	81.7
Net income	24.7	21.1	32.6	19.4
Net income attributable to Fresh Del Monte Produce Inc.	25.8	21.2	33.3	18.3
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. – basic(1)	$0.54	$0.44	$0.70	$0.38
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. – diluted(1)	$0.54	$0.44	$0.69	$0.38
Dividends declared per ordinary share	$0.15	$0.15	$0.15	$0.15

	April 2, 2021	July 2, 2021	October 1, 2021	December 31, 2021(2)
Net sales	$1,088.3	$1,141.6	$1,004.8	$1,017.3
Gross profit	105.0	110.0	48.9	39.8
Net income (loss)	41.4	47.7	1.5	(10.7)
Net income (loss) attributable to Fresh Del Monte Produce Inc.	42.7	47.2	1.3	(11.2)
Net income (loss) per ordinary share attributable to Fresh Del Monte Produce Inc. – basic(1)	$0.90	$0.99	$0.03	$(0.24)
Net income (loss) per ordinary share attributable to Fresh Del Monte Produce Inc. – diluted(1)	$0.90	$0.99	$0.03	$(0.24)
Dividends declared per ordinary share	$0.10	$0.10	$0.15	$0.15

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

•Fresh and value-added products - includes pineapples, fresh-cut fruit, fresh-cut vegetables (which includes fresh-cut salads), melons, vegetables, non-tropical fruit (which includes grapes, apples, citrus, blueberries, strawberries, pears, peaches, plums, nectarines, cherries and kiwis), other fruit and vegetables, avocados, and prepared foods (which includes prepared fruit and vegetables, juices, other beverages, and meals and snacks).

•Banana

•Other products and services - includes our third-party freight and logistic services business and our Jordanian poultry and meats business.

We evaluate performance based on several factors, of which net sales and gross profit are the primary financial measures (U.S. dollars in millions):

	Year ended
	December 30, 2022		December 31, 2021		January 1, 2021
	Net Sales	Gross Profit	Net Sales	Gross Profit	Net Sales	Gross Profit
Fresh and value-added products	$2,581.8	$183.0	$2,504.8	$180.2	$2,484.1	$159.1
Banana	1,619.8	120.7	1,581.1	110.9	1,602.6	85.6
Other products and services	240.7	36.5	166.1	12.7	115.6	6.2
Totals	$4,442.3	$340.2	$4,252.0	$303.8	$4,202.3	$250.9

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21. Business Segment Data (continued)

The following table indicates our net sales by product (U.S. dollars in millions) and, in each case, the percentage of the total represented thereby:

	Year ended
	December 30, 2022		December 31, 2021		January 1, 2021
Segments:
Fresh and value-added products:
Fresh-cut fruit	$524.7	12%	$493.5	12%	$464.8	11%
Fresh-cut vegetables	341.4	8%	366.3	9%	378.9	9%
Pineapples	584.6	13%	534.4	13%	458.9	11%
Avocados	311.4	7%	320.2	7%	327.1	7%
Non-tropical fruit	179.8	4%	185.2	4%	210.6	5%
Prepared foods	293.4	6%	281.2	6%	278.3	7%
Melons	94.4	2%	67.6	2%	75.5	2%
Tomatoes	23.8	1%	29.5	1%	40.5	1%
Vegetables	137.3	3%	136.6	3%	155.6	4%
Other fruit and vegetables	91.0	2%	90.3	2%	93.9	2%
Total fresh and value-added products	2,581.8	58%	2,504.8	59%	2,484.1	59%
Banana	1,619.8	37%	1,581.1	37%	1,602.6	38%
Other products and services	240.7	5%	166.1	4%	115.6	3%
Total	$4,442.3	100%	$4,252.0	100%	$4,202.3	100%

The following table indicates our net sales by geographic region (U.S. dollars in millions):

	Year ended
Net sales by geographic region:	December 30, 2022	December 31, 2021	January 1, 2021
North America	$2,721.3	$2,570.2	$2,601.7
Europe	760.5	696.5	648.6
Asia	451.0	488.4	466.1
Middle East	427.9	433.0	432.9
Other	81.6	63.9	53.0
Total net sales	$4,442.3	$4,252.0	$4,202.3

North America accounted for approximately 61% of our net sales for 2022, 60% for 2021 and 62% for 2020. Our earnings are heavily dependent on operations located worldwide; however, our net sales are not dependent on any particular country other than the United States, with no other country accounting for greater than 10% of our net sales in 2022, 2021 and 2020. These operations are a significant factor in the economies of some of the countries in which we operate and are subject to the risks that are inherent in operating in such countries, including government regulations, currency and ownership restrictions and risk of expropriation.

Walmart accounted for 8% of our net sales in 2022, 7% of net sales in 2021 and 9% in 2020. These sales are reported in the banana and fresh and value-added products segments. In 2022, our top 10 customers accounted for approximately 29% of net sales as compared with 30% during 2021 and 33% for 2020.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21. Business Segment Data (continued)
The following tables indicate our (i) property, plant, and equipment, net by location and (ii) total assets by location (U.S. dollars in millions):

Property, plant and equipment, net:	December 30, 2022	December 31, 2021
North America	$191.7	$209.7
Europe	28.8	32.2
Middle East	49.2	98.4
Africa	37.8	40.0
Asia	104.5	113.6
Central America	635.5	645.8
South America	66.4	71.7
Maritime equipment (including containers)	190.1	198.9
Corporate	5.5	5.5
Total property, plant and equipment, net	$1,309.5	$1,415.8

Total assets:	December 30, 2022	December 31, 2021
North America	$929.0	$875.8
Europe	330.6	322.8
Middle East	281.7	275.6
Africa	164.2	131.9
Asia	250.4	257.5
Central America	1,023.1	1,060.4
South America	170.1	162.2
Maritime equipment (including containers)	193.7	202.2
Corporate	116.1	109.7
Total assets	$3,458.9	$3,398.1

Management reviews assets on the basis of geographic region and not by reportable segment, which more closely aligns our capital investment with demand for our products. Costa Rica is our most significant sourcing location, representing approximately 35% of our property, plant and equipment as of December 30, 2022. Excluding the U.S., no other country other than Costa Rica accounted for greater than 10% of our property, plant and equipment as of the years ended December 30, 2022 and December 31, 2021.

Total assets by geographic area represent those assets used in the operations of each geographic area.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

22. Shareholders’ Equity

Our shareholders have authorized 50,000,000 preferred shares at $0.01 par value, of which none are issued or outstanding at December 30, 2022, and 200,000,000 ordinary shares of common stock at $0.01 par value, of which 47,838,680 are issued and outstanding at December 30, 2022.

The below is a summary of the dividends paid per share for the years ended December 30, 2022 and December 31, 2021. These dividends were declared and paid within the same fiscal quarter.

Year ended
December 30, 2022		December 31, 2021
Dividend Payment Date	Cash Dividend per Ordinary Share	Dividend Payment Date	Cash Dividend per Ordinary Share
December 9, 2022	$0.15	December 10, 2021	$0.15
September 9, 2022	0.15	September 10, 2021	0.15
June 10, 2022	0.15	June 11, 2021	0.10
April 1, 2022	0.15	April 2, 2021	0.10

We paid $28.7 million in dividends during fiscal 2022 and $23.7 million during fiscal 2021.

In addition, on February 21, 2023, our Board of Directors declared a cash dividend of fifteen cents ($0.15) per share, payable on March 31, 2023 to shareholders of record on March 8, 2023.

Schedule II - Valuation and Qualifying Accounts
Fresh Del Monte Produce Inc. and Subsidiaries
(U.S. dollars in millions)
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended December 30, 2022

Deducted from asset accounts:
Valuation accounts:
Trade accounts receivable	$21.8	$0.7	$(0.1)	$(0.8)	$21.6
Advances to growers and other receivables	3.8	2.0	—	(0.1)	5.7
Deferred tax asset valuation allowance	424.8	66.0	0.2	(7.5)	483.5

Current and noncurrent accrued liabilities:
Provision for Kunia Well Site	12.9	(10.1)	—	—	2.8
Total	$463.3	$58.6	$0.1	$(8.4)	$513.6

Year ended December 31, 2021

Deducted from asset accounts:
Valuation accounts:
Trade accounts receivable	$28.5	$(1.6)	$(5.1)	$—	$21.8
Advances to growers and other receivables	3.7	0.5	—	(0.4)	3.8
Deferred tax asset valuation allowance	370.7	72.3	(1.7)	(16.5)	424.8

Current and noncurrent accrued liabilities:
Provision for Kunia Well Site	13.0	(0.1)	—	—	12.9
Total	$415.9	$71.1	$(6.8)	$(16.9)	$463.3

Year ended January 1, 2021

Deducted from asset accounts:
Valuation accounts:
Trade accounts receivable (1)	$20.6	$5.6	$2.3	$—	$28.5
Advances to growers and other receivables (2)	3.6	0.4	—	(0.3)	3.7
Deferred tax asset valuation allowance	323.3	54.6	—	(7.2)	370.7

Current and noncurrent accrued liabilities:
Provision for Kunia Well Site	13.2	(0.2)	—	—	13.0
Total	$360.7	$60.4	$2.3	$(7.5)	$415.9
(1) Beginning balance for the year ended January 1, 2021 includes $1.0 million increase reflecting the impact of our adoption of ASC 326 on the first day of fiscal 2020.
(2) Beginning balance includes $0.2 million increase reflecting the impact of our adoption of ASC 326 on the first day of fiscal 2020.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 30, 2022. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during fiscal 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed under the supervision of our Chairman and Chief Executive Officer and Senior Vice President and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Senior Vice President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that our internal control over financial reporting was effective as of December 30, 2022 based on the criteria in Internal Control - Integrated Framework issued in 2013 by COSO.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 30, 2022 has been audited by Ernst & Young LLP, an independent registered certified public accounting firm, as stated in their report that is included elsewhere herein. That report expresses an unqualified opinion on the effectiveness of our internal control over financial reporting.

Item 9B.Other Information

Item 1.01 Entry into a Material Definitive Agreement.

On December 30, 2022, we and certain of our subsidiaries executed Amendment No. 1 to the Second A&R Credit Agreement (the “Amendment”) with the financial institutions and other lenders named therein, including Bank of America, N.A. as administrative agent and BofA Securities, Inc. as sole lead arranger and sole bookrunner. Pursuant to the Amendment, the reference interest rate on the Revolving Credit Facility was amended to replace the Eurocurrency Rate with the Term Secured

Overnight Financing Rate (“Term SOFR”) effective January 3, 2023. As amended, Term Loans made under the Revolving Credit Facility can be Base Rate Loans, Term SOFR Loans or Alternative Currency Term Rate Loans. All other material terms of the Second A&R Credit Agreement, as amended, remain unchanged.

We have other commercial relationships with certain parties to the Amendment. Several of the lenders or their affiliates furnish general financing and banking services to us.

The foregoing is a summary of the material terms and conditions of the Amendment and not a complete discussion of the document. Accordingly, the foregoing is qualified in its entirety by reference to the full text of the Amendment, a copy of which is filed as Exhibit 10.18(a) to this Form 10-K.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

Information required by Item 10 of Part III of this Annual Report on Form 10-K will be included in our definitive Proxy Statement relating to our 2023 Annual General Meeting of Shareholders with respect to directors, executive officers, audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance, and is incorporated herein by reference in response to this item.

Code of Ethics

We have adopted a Code of Conduct and Business Ethics Policy (“Code of Conduct”) that applies to our principal executive officer, principal financial officer and principal accounting officer as well as all our directors, other officers and employees. Our Code of Conduct can be found on our website at www.freshdelmonte.com. We have not waived the requirements of the Code of Conduct for any directors or executive officers and there were no amendments in 2022. We intend to disclose any amendment or waiver of the Code of Conduct promptly on our website.

Item 11.Executive Compensation

Information required by Item 11 of Part III of this Annual Report on Form 10-K will be included in our definitive Proxy Statement relating to our 2023 Annual General Meeting of Shareholders with respect to executive compensation, and is incorporated herein by reference in response to this item.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 of Part III of this Annual Report on Form 10-K will be included in our definitive Proxy Statement relating to our 2023 Annual General Meeting of Shareholders with respect to security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans, and is incorporated herein by reference in response to this item.

Item 13.Certain Relationships and Related Transactions, and Director Independence

Information required by Item 13 of Part III of this Annual Report on Form 10-K will be included in our definitive Proxy Statement relating to our 2023 Annual General Meeting of Shareholders with respect to certain relationships and related transactions and director independence, and is incorporated herein by reference in response to this item.

Item 14.Principal Accountant Fees and Services

Information required by Item 14 of Part III of this Annual Report on Form 10-K will be included in our definitive Proxy Statement relating to our 2023 Annual General Meeting of Shareholders with respect to principal accountant fees and services, and is incorporated by reference in response to this item.

PART IV

Item 15.Exhibits and Financial Statement Schedules

Consolidated Statements and Other Financial Information

The following financial statements and supplemental schedule of Fresh Del Monte Produce Inc. and its subsidiaries are included in Item 8.  Financial Statements and Supplementary Data of this Report:

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Consolidated Balance Sheets at December 30, 2022 and December 31, 2021

Consolidated Statements of Operations for the years ended December 30, 2022, December 31, 2021 and January 1, 2021

Consolidated Statements of Comprehensive Income for the years ended December 30, 2022, December 31, 2021 and January 1, 2021

Consolidated Statements of Cash Flows for the years ended December 30, 2022, December 31, 2021 and January 1, 2021

Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest for the years ended December 30, 2022, December 31, 2021 and January 1, 2021

Notes to Consolidated Financial Statements

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

3.3
Second Amended and Restated Articles of Association of Fresh Del Monte Produce Inc. (incorporated by reference to Exhibit 3.3 to our Quarterly Report on Form 10-Q of our fiscal quarter ended July 1, 2022).

4.1*	Specimen Certificate of Ordinary Shares of Fresh Del Monte Produce Inc. (originally filed as Exhibit 4.1 to our Registration Statement on Form F-1 (File No. 333-7708))

4.2	Description of Securities (incorporated by reference to Exhibit 4.2 of our Annual Report on Form 10-K of our fiscal year ended December 27, 2019).

Exhibit No.	Description

10.1
License Agreement, dated as of December 5, 1989, between Del Monte Corporation and Wafer Limited (the “DMC-Wafer License”) (incorporated by reference to Exhibit 10.1 of our Annual Report on Form 10-K of our fiscal year ended December 31, 2021).

10.2
License Agreement, dated as of December 5, 1989, between Del Monte Corporation and Del Monte Tropical Fruit Company, North America (the “NAJ License”) (incorporated by reference to Exhibit 10.2 of our Annual Report on Form 10-K of our fiscal year ended December 31, 2021).

10.3
License Agreement, dated as of December 5, 1989, between Del Monte Corporation and Del Monte Fresh Fruit International, Inc. (incorporated by reference to Exhibit 10.3 of our Annual Report on Form 10-K of our fiscal year ended December 31, 2021).

10.4*
Amendment No. 1 to DMC-Wafer License, dated as of October 12, 1992, between Del Monte Corporation and Wafer Limited (originally filed as Exhibit 10.6 to our Registration Statement on Form F-1 (File No. 333-7708))

10.5*
Amendment No. 1 to NAJ License, dated as of October 12, 1992, between Del Monte Corporation and Del Monte Fresh Produce N.A., Inc. (originally filed as Exhibit 10.7 to our Registration Statement on Form F-1 (File No. 333-7708)).

10.6
Amendment No. 1 to Direct DMC-DMFFI License, dated as of October 12, 1992, between Del Monte Corporation and Del Monte Fresh Produce International, Inc. (incorporated by reference to Exhibit 10.3 of our Annual Report on Form 10-K of our fiscal year ended December 31, 2021).

10.7
Registration Rights Agreement, dated as of October 15, 1997, by and between Fresh Del Monte and FG Holdings Limited (incorporated by reference to Exhibit 10.7 of our Annual Report on Form 10-K of our fiscal year ended December 31, 2021).

10.8
Strategic Alliance Agreement, dated as of August 29, 1997, by and between the Registrant and IAT Group Inc. (incorporated by reference to Exhibit 10.8 of our Annual Report on Form 10-K of our fiscal year ended December 31, 2021).

10.9**
Amended and Restated Fresh Del Monte Produce Inc. 1999 Share Incentive Plan, effective as of April 30, 2008 (reflects Amendment No. 1, dated May 1, 2002, Amendments No. 2 through 5 dated April 27, 2005 and Amendment No. 6 dated April 30, 2008) (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q of our fiscal quarter ended June 27, 2008).

10.10**	2011 Performance Incentive Plan for the Chief Executive Officer (incorporated by reference to Exhibit 10.1 to our Quarterly Report of Form 10-Q of our fiscal quarter ended April 1, 2011).

10.11**	Executive Retention and Severance Agreement (Chairman & CEO) (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q of our fiscal quarter ended March 28, 2008).

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

10.17
Settlement Agreement, dated as of May 4, 2017, by and among Fresh Del Monte Produce Inc., Del Monte Pacific Limited and Del Monte Foods, Inc. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q of our fiscal quarter ended June 29, 2018).

10.18
Second Amended and Restated Credit Agreement, dated as of October 1, 2019 by and among Fresh Del Monte Produce Inc., and certain subsidiaries named therein and the lenders and agents named therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 7, 2019).

10.18(a)*
Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated as of December 30, 2022 by and among Fresh Del Monte Produce Inc., and certain subsidiaries named therein and the lenders and agents named therein.

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

10.22**
Form of Performance-Based Restricted Stock Unit Award issued pursuant to the provisions of the 2014 Omnibus Share Incentive Plan (incorporated by reference to Exhibit 10.22 of our Annual Report on Form 10-K of our fiscal year ended December 31, 2021).

10.23**
Form of Restricted Stock Unit Award issued pursuant to the provisions of the 2014 Omnibus Share Incentive Plan (incorporated by reference to Exhibit 10.23 of our Annual Report on Form 10-K of our fiscal year ended December 31, 2021).

10.24**
Form of Non-Employee Director Restricted Stock Unit Award issued pursuant to the provisions of the 2014 Omnibus Share Incentive Plan (incorporated by reference to Exhibit 10.24 of our Annual Report on Form 10-K of our fiscal year ended December 31, 2021).

10.25**
2022 Omnibus Share Incentive Plan (incorporated by reference to Annex B in the Company's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 22, 2022).

10.26**	Form of 2022 Non-Employee Director Restricted Stock Unit Award. (incorporated by reference to Exhibit 10.25 to our Quarterly Report on Form 10-Q of our fiscal quarter ended July 1, 2022).

10.27**
Form of Performance-Based Restricted Stock Unit Award issued pursuant to the provisions of the 2022 Omnibus Share Incentive Plan (incorporated by reference to Exhibit 10.26 to our Quarterly Report on Form 10-Q of our fiscal quarter ended July 1, 2022).

Exhibit No.	Description
10.28**
Form of Restricted Stock Unit Award issued pursuant to the provisions of the 2022 Omnibus Share Incentive Plan (incorporated by reference to Exhibit 10.27 to our Quarterly Report on Form 10-Q of our fiscal quarter ended July 1, 2022).

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer filed pursuant to 17 CFR 240.13a-14(a).

31.2*	Certification of Chief Financial Officer filed pursuant to 17 CFR 240.13a-14(a).

32*	Certifications of Chief Executive Officer and Chief Financial Officer furnished pursuant to 17 CFR 240.13a-14(b) and 18 U.S.C. Section 1350.

101.INS*,***	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*,***	XBRL Taxonomy Extension Schema Document.

101.CAL*,***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*,***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*,***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*,***	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.

**	Management contract or compensatory plan or arrangement.

***	Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 30, 2022 and December 31, 2021, (ii) Consolidated Statements of Operations for the years ended December 30, 2022, December 31, 2021 and January 1, 2021, (iii) Consolidated Statements of Comprehensive Income for the years ended December 30, 2022, December 31, 2021 and January 1, 2021, (iv) Consolidated Statements of Cash Flows for the years ended December 30, 2022, December 31, 2021 and January 1, 2021 and (v) Notes to Consolidated Financial Statements.

Item 16.        Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRESH DEL MONTE PRODUCE INC.

Date:	February 22, 2023	By:	/s/ Mohammed Abbas
Mohammed Abbas
Executive Vice President & Chief Operating Officer

Date:	February 22, 2023	By:	/s/ Monica Vicente
Monica Vicente
Senior Vice President & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 22nd day of February, 2023:

/s/ Mohammad Abu-Ghazaleh
By	Mohammad Abu-Ghazaleh
Chairman & Chief Executive Officer (Principal Executive Officer)

/s/ Monica Vicente
By	Monica Vicente
Senior Vice President & Chief Financial Officer (Principal Financial & Accounting Officer)

/s/ Amir Abu-Ghazaleh
By	Amir Abu-Ghazaleh
Director

/s/ Michael J. Berthelot
By	Michael J. Berthelot
Director

/s/ Mary Ann Cloyd
By	Mary Ann Cloyd
Director

/s/ Charles E. Beard Jr.
By	Charles E. Beard Jr.
Director

/s/ Kristin Colber-Baker
By	Kristin Colber-Baker
Director

/s/ Lori Tauber Marcus
By	Lori Tauber Marcus
Director

By	/s/ Ahmad Abu-Ghazaleh
Ahmad Abu-Ghazaleh
Director