Form 10-Q
period 2023-03-31
FRESH DEL MONTE PRODUCE INC
filed 2023-05-03
CIK 1047340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
———————————
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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

As of April 21, 2023, there were 47,999,922 ordinary shares of Fresh Del Monte Produce Inc. issued and outstanding.

Page
PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets (unaudited) as of March 31, 2023 and December 30, 2022.	1

Consolidated Statements of Operations (unaudited) for the quarters ended March 31, 2023 and April 1, 2022.	2

Consolidated Statements of Comprehensive Income (unaudited) for the quarters ended March 31, 2023 and April 1, 2022.	3

Consolidated Statements of Cash Flows (unaudited) for the quarters ended March 31, 2023 and April 1, 2022.	4

Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest (unaudited) for the quarters ended March 31, 2023 and April 1, 2022.	5

Notes to Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures About Market Risk	32

Item 4. Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	33

Item 6. Exhibits	34

Signatures	35

PART I: FINANCIAL INFORMATION

Item 1.        Financial Statements

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)
(U.S. dollars in millions, except share and per share data)

	March 31, 2023	December 30, 2022
Assets
Current assets:
Cash and cash equivalents	$35.7	$17.2
Trade accounts receivable, net of allowance of $24.4 and $21.6, respectively	420.9	373.5
Other accounts receivable, net of allowance of $6.4 and $5.7, respectively	94.3	91.0
Inventories, net	646.9	669.0
Assets held for sale	21.9	67.3
Prepaid expenses and other current assets	26.2	23.4
Total current assets	1,245.9	1,241.4
Investments in and advances to unconsolidated companies	18.9	18.0
Property, plant and equipment, net	1,295.0	1,309.5
Operating lease right-of-use assets	221.3	213.8
Goodwill	423.1	422.9
Intangible assets, net	133.4	135.0
Deferred income taxes	49.1	47.4
Other noncurrent assets	56.4	70.9
Total assets	$3,443.1	$3,458.9
Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued expenses	$537.7	$549.9
Current maturities of debt and finance leases	1.4	1.3
Current maturities of operating leases	43.9	41.6
Income taxes and other taxes payable	17.9	14.2
Current liabilities held for sale	2.1	—
Total current liabilities	603.0	607.0
Long-term debt and finance leases	479.6	547.1
Retirement benefits	85.5	82.4
Deferred income taxes	74.0	71.6
Operating leases, less current maturities	153.9	147.3
Other noncurrent liabilities	27.9	28.5
Total liabilities	1,423.9	1,483.9
Commitments and contingencies (See note 9)
Redeemable noncontrolling interest	49.4	49.4
Shareholders' equity:
Preferred shares, $0.01 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.01 par value; 200,000,000 shares authorized; 47,998,746 and 47,838,680 issued and outstanding, respectively	0.5	0.5
Paid-in capital	550.7	548.1
Retained earnings	1,429.1	1,397.6
Accumulated other comprehensive loss	(39.9)	(41.5)
Total Fresh Del Monte Produce Inc. shareholders' equity	1,940.4	1,904.7
Noncontrolling interests	29.4	20.9
Total shareholders' equity	1,969.8	1,925.6
Total liabilities, redeemable noncontrolling interest and shareholders' equity	$3,443.1	$3,458.9
See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(U.S. dollars in millions, except share and per share data)

	Quarter ended
	March 31, 2023	April 1, 2022
Net sales	$1,128.5	$1,136.9
Cost of products sold	1,031.5	1,047.1
Gross profit	97.0	89.8
Selling, general and administrative expenses	47.6	45.2
Gain (loss) on disposal of property, plant and equipment, net	27.5	(3.8)
Asset impairment and other charges, net	2.4	1.0
Operating income	74.5	39.8
Interest expense	8.0	5.3
Interest income	0.1	—
Other expense, net	9.3	4.0
Income before income taxes	57.3	30.5
Income tax provision	9.5	5.8
Net income	$47.8	$24.7
Less: Net income (loss) attributable to redeemable and noncontrolling interests	8.8	(1.1)
Net income attributable to Fresh Del Monte Produce Inc.	$39.0	$25.8
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Basic	$0.81	$0.54
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Diluted	$0.81	$0.54
Dividends declared per ordinary share	$0.15	$0.15
Weighted average number of ordinary shares:
Basic	47,892,934	47,665,122
Diluted	48,153,540	47,856,286

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(U.S. dollars in millions)

	Quarter ended
	March 31, 2023	April 1, 2022
Net income	$47.8	$24.7
Other comprehensive income:
Net unrealized gain on derivatives, net of tax	—	37.8
Net unrealized foreign currency translation gain (loss)	2.0	(7.4)
Net change in retirement benefit adjustment, net of tax	(0.4)	(0.1)
Comprehensive income	$49.4	$55.0
Less: Comprehensive income (loss) attributable to redeemable and noncontrolling interests	8.8	(1.1)
Comprehensive income attributable to Fresh Del Monte Produce Inc.	$40.6	$56.1

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(U.S. dollars in millions)

	Quarter ended
	March 31, 2023	April 1, 2022
Operating activities:
Net income	$47.8	$24.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22.1	23.6
Amortization of debt issuance costs	0.1	0.1
Share-based compensation expense	2.3	1.7
Change in uncertain tax positions	0.3	0.1
(Gain) loss on disposal of property, plant and equipment	(27.5)	3.8
Deferred income taxes	(3.9)	(3.3)
Other, net	1.6	(3.0)
Changes in operating assets and liabilities
Receivables	(50.6)	(82.2)
Inventories	17.4	(19.2)
Prepaid expenses and other current assets	(2.3)	(0.5)
Accounts payable and accrued expenses	1.0	53.5
Other assets and liabilities	7.2	0.4
Net cash provided by (used in) operating activities	15.5	(0.3)
Investing activities:
Capital expenditures	(10.0)	(11.1)
Proceeds from sales of property, plant and equipment	90.7	1.6
Investments in unconsolidated companies	(1.1)	(7.1)
Net cash provided by (used in) investing activities	79.6	(16.6)
Financing activities:
Proceeds from debt	143.4	262.5
Payments on debt	(210.5)	(227.5)
Distributions to noncontrolling interests	(0.3)	—
Share-based awards settled in cash for taxes	(0.5)	(0.8)
Dividends paid	(7.2)	(7.2)
Other financing activities	(0.8)	(0.3)
Net cash (used in) provided by financing activities	(75.9)	26.7
Effect of exchange rate changes on cash	(0.7)	(0.6)
Net increase in cash and cash equivalents	18.5	9.2
Cash and cash equivalents, beginning	17.2	16.1
Cash and cash equivalents, ending	$35.7	$25.3
Supplemental cash flow information:
Cash paid for interest	$7.3	$6.4
Cash paid for income taxes	$4.1	$2.5
Non-cash financing and investing activities:
Right-of-use assets obtained in exchange for new operating lease obligations	$19.3	$10.8
Dividends on restricted stock units	$0.3	$—
See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(Unaudited) (U.S. dollars in millions, except share data)

	Ordinary Shares Outstanding	Ordinary Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Fresh Del Monte Produce Inc. Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interest
Balance as of December 30, 2022	47,838,680	$0.5	$548.1	$1,397.6	$(41.5)	$1,904.7	$20.9	$1,925.6	$49.4
Exercises of stock options	2,418	—	—	—	—	—	—	—	—
Settlement of restricted stock units	157,648	—	—	—	—	—	—	—	—
Share-based payment expense	—	—	2.3	—	—	2.3	—	2.3	—
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(0.3)
Dividend declared	—	—	0.3	(7.5)	—	(7.2)	—	(7.2)	—
Comprehensive income:
Net income	—	—	—	39.0	—	39.0	8.5	47.5	0.3
Unrealized gain on derivatives, net of tax	—	—	—	—	—	—	—	—	—
Net unrealized foreign currency translation gain	—	—	—	—	2.0	2.0	—	2.0	—
Change in retirement benefit adjustment, net of tax	—	—	—	—	(0.4)	(0.4)	—	(0.4)	—
Comprehensive income						40.6	8.5	49.1	0.3
Balance as of March 31, 2023	47,998,746	$0.5	$550.7	$1,429.1	$(39.9)	$1,940.4	$29.4	$1,969.8	$49.4

	Ordinary Shares Outstanding	Ordinary Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Fresh Del Monte Produce Inc. Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interest
Balance as of December 31, 2021	47,554,695	$0.5	$541.0	$1,327.7	$(66.9)	$1,802.3	$21.7	$1,824.0	$49.5
Settlement of restricted stock units	263,148	—	—	—	—	—	—	—	—
Share-based payment expense	—	—	1.7	—	—	1.7	—	1.7	—
Disposal of noncontrolling interest	—	—	—	—	—	—	0.3	0.3	—
Dividend declared	—	—	—	(7.2)	—	(7.2)	—	(7.2)	—
Comprehensive income:
Net income (loss)	—	—	—	25.8	—	25.8	(0.3)	25.5	(0.8)
Unrealized gain on derivatives, net of tax	—	—	—	—	37.8	37.8	—	37.8	—
Net unrealized foreign currency translation loss	—	—	—	—	(7.4)	(7.4)	—	(7.4)	—
Change in retirement benefit adjustment, net of tax	—	—	—	—	(0.1)	(0.1)	—	(0.1)	—
Comprehensive income (loss)						56.1	(0.3)	55.8	(0.8)
Balance at April 1, 2022	47,817,843	$0.5	$542.7	$1,346.3	$(36.6)	$1,852.9	$21.7	$1,874.6	$48.7
See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  General

Reference in this Report to “Fresh Del Monte”, “we”, “our” and “us” and the “Company” refer to Fresh Del Monte Produce Inc. and its subsidiaries, unless the context indicates otherwise.

Nature of Business

We were incorporated under the laws of the Cayman Islands in 1996. We are one of the world’s leading vertically integrated producers, marketers and distributors of high-quality fresh and fresh-cut fruit and vegetables, as well as a leading producer and marketer of prepared fruit and vegetables, juices, beverages and snacks in Europe, Africa and the Middle East. We market our products worldwide under the Del Monte® brand, a symbol of product innovation, quality, freshness and reliability since 1892. Our major sales markets are organized as follows: North America, Europe, the Middle East (which includes North Africa) and Asia. Our global sourcing and logistics system allows us to provide regular delivery of consistently high-quality produce and value-added services to our customers. Our major producing operations are located in North, Central and South America, Asia and Africa. Our products are sourced from company-owned operations and through supply contracts with independent growers.

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

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements for the quarter ended March 31, 2023 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for fair presentation have been included. Operating results for the quarter ended March 31, 2023 are subject to significant seasonal variations and are not necessarily indicative of the results that may be expected for the year ending December 29, 2023. For further information, refer to the Consolidated Financial Statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 30, 2022.

We are required to evaluate events occurring after March 31, 2023 for recognition and disclosure in the unaudited Consolidated Financial Statements for the quarter ended March 31, 2023. Events are evaluated based on whether they represent information existing as of March 31, 2023, which require recognition in the unaudited Consolidated Financial Statements, or new events occurring after March 31, 2023 which do not require recognition but require disclosure if the event is significant to the unaudited Consolidated Financial Statements. We evaluated events occurring subsequent to March 31, 2023 through the date of issuance of these unaudited Consolidated Financial Statements.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

2. Recently Issued Accounting Pronouncements

New Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and subsequent amendments to the guidance, ASU 2021-01 in January 2021 and ASU 2022-06 in December 2022. The amendments in these updates provide optional guidance to companies to ease the potential burden associated with reference rate reform. Specifically, the guidance provides optional expedients and exceptions to apply generally accepted accounting principles to contract modifications and hedging relationships, subject to certain criteria, that reference LIBOR or another reference rate expected to be discontinued. As of December 30, 2022, we had LIBOR-based borrowings and interest rate swaps that referenced LIBOR. Effective January 3, 2023, we amended our agreements and transitioned to the Term Secured Overnight Financing Rate (Term SOFR) for these instruments. We adopted the optional guidance in Topic 848 in conjunction with our contract amendments which allowed us to (i) account for the modification to our debt agreement as a continuation of the existing contract and (ii) continue applying hedge accounting for our interest rate swaps. The adoption of this guidance did not have a material impact on our consolidated financial statements.

3.  Asset Impairment and Other Charges, Net

The following represents a summary of asset impairment and other charges, net recorded during the quarters ended March 31, 2023 and April 1, 2022 (U.S. dollars in millions):

	Quarter ended			Quarter ended
	March 31, 2023			April 1, 2022
	Long-lived and other asset impairment	Exit activity and other charges	Total	Long-lived and other asset impairment	Exit activity and other charges	Total
Other (1):
2023 cybersecurity incident expenses (2)	—	2.4	2.4	—	—	—
Former President/COO severance expense	—	—	—	—	1.0	1.0
Total asset impairment and other charges, net	$—	$2.4	$2.4	$—	$1.0	$1.0

(1) Asset impairment and other charges, net for the quarters ended March 31, 2023 and April 1, 2022 were unrelated to any of our business segments. As such, they are classified as "other."
(2) $2.4 million charge for the quarter ended March 31, 2023 associated with a cybersecurity incident that resulted in costs primarily related to the engagement of specialized legal counsel and other incident response advisors. The Company has cyber incident insurance, with a $1.0 million deductible, and has submitted these charges to its insurer for reimbursement.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

4. Income Taxes

In connection with the examination of the tax returns in two foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing aggregating approximately $152.1 million (including interest and penalties) for tax years 2012 through 2016. We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities as we believe that the proposed adjustments are without technical merit.

In one of the foreign jurisdictions, we are currently contesting tax assessments related to the 2012-2015 audit years and the 2016 audit year in both the administrative court and the judicial court. During 2019 and 2020, we filed actions contesting the tax assessment in the administrative office. Our initial challenge to each of these tax assessments was rejected, and we subsequently lost our appeals at the administrative court. We have subsequently filed actions to contest each of these tax assessments in the country’s judicial courts. In addition, we have filed a request for injunction to the judicial court to stay the tax authorities' collection efforts for these two tax assessments, pending final judicial decisions. The court granted our injunction with respect to the 2016 audit year, however denied our injunction with respect to the 2012-2015 audit years. We timely appealed the denial of the injunction, and on August 10, 2022 the appellate court overturned the denial and granted our injunction for the 2012-2015 audit years. Pursuant to local law, we registered real estate collateral with an approximate fair market value of $7.0 million in connection with the grant of the 2016 audit year injunction. This real estate collateral has a net book value of $3.8 million as of the quarter ended March 31, 2023. In addition, in connection with the grant of the 2012-2015 audit year injunction, we registered real estate collateral with an approximate fair market value of $28.0 million, and a net book value of $4.6 million as of the quarter ended March 31, 2023. The registration of this real estate collateral does not affect our operations in the country.

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

Income tax provision was $9.5 million for the first quarter of 2023 when compared with $5.8 million for the first quarter of 2022. The increase in the income tax provision was primarily due to increased earnings in certain higher tax jurisdictions.

5.  Allowance for Credit Losses

We estimate expected credit losses on our trade receivables and financing receivables in accordance with Accounting Standards Codification (“ASC”) 326 - Financial Instruments - Credit Losses.

Trade Receivables

Trade receivables as of March 31, 2023 were $420.9 million, net of an allowance of $24.4 million. Our allowance for trade receivables consists of two components: a $9.6 million allowance for credit losses and a $14.8 million allowance for customer claims accounted for under the scope of ASC 606 - Revenue Recognition.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

5.  Allowance for Credit Losses (continued)

The table below presents a rollforward of our trade receivable allowance for credit losses for the quarters ended March 31, 2023 and April 1, 2022 (U.S. dollars in millions):

	Quarter ended
Trade receivables	March 31, 2023	April 1, 2022
Allowance for credit losses:
Balance, beginning of period	$9.3	$10.2
Provision for uncollectible amounts	0.5	(0.3)
Deductions to allowance related to write-offs	(0.2)	(0.3)
Balance, end of period	$9.6	$9.6

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

5.  Allowance for Credit Losses (continued)

The following table details the advances to growers and suppliers based on their credit risk profile (U.S. dollars in millions):

	March 31, 2023		December 30, 2022
	Current	Past-Due	Current	Past-Due
Gross advances to growers and suppliers	$32.5	$9.6	$44.6	$5.6

The allowance for advances to growers and suppliers for the quarters ended March 31, 2023 and April 1, 2022 were as follows (U.S. dollars in millions):

	Quarter ended
	March 31, 2023	April 1, 2022
Allowance for advances to growers and suppliers:
Balance, beginning of period	$4.9	$1.8
Provision for uncollectible amounts	2.8	—
Balance, end of period	$7.7	$1.8

6.  Share-Based Compensation

We maintain various compensation plans for officers, other employees, and non-employee members of our Board of Directors. On June 2, 2022, our shareholders approved and ratified the 2022 Omnibus Share Incentive Plan (the “2022 Plan”). The 2022 Plan allows us to grant equity-based compensation awards including restricted stock units (“RSUs”), performance stock units (“PSUs”), stock options, and restricted stock awards. The 2022 Plan replaces and supersedes the 2014 Omnibus Share Incentive Plan (the “Prior Plan”). Under the 2022 Plan, the Board of Directors is authorized to award up to (i) 2,800,000 ordinary shares plus (ii) any ordinary shares remaining available for future awards under the Prior Plan at the time of adoption (of which there were approximately 220,000) plus (iii) any ordinary shares with respect to awards and Prior Plan awards that are forfeited, canceled, expire unexercised, or are settled in cash following adoption of the 2022 Plan.

Stock-based compensation expense related to RSUs and PSUs is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and is comprised as follows (U.S. dollars in millions):

	Quarter ended
	March 31, 2023	April 1, 2022
RSUs/PSUs	$2.3	$1.7

Restricted Stock Units and Performance Stock Units

The following table lists the RSUs and PSUs awarded under the 2022 Plan during the quarter ended March 31, 2023. There were no RSUs or PSUs awarded during the quarter ended April 1, 2022.

Date of Award	Type of award	Units awarded	Price per share
For the quarter ended March 31, 2023
March 2, 2023	PSU	91,997	$32.13
March 2, 2023	RSU	215,627	32.13

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

6.  Share-Based Compensation (continued)

Under the 2022 Plan and Prior Plan, each RSU/PSU represents a contingent right to receive one of our ordinary shares. The PSUs are subject to meeting minimum performance criteria set by the Compensation Committee of our Board of Directors. The actual number of shares the recipient receives is determined based on the results achieved versus performance goals. Those performance goals are based on exceeding a measure of our earnings. Depending on the results achieved, the actual number of shares that an award recipient receives at the end of the period may range from 0% to 100% of the award units granted, or as it relates to 2023 PSU awards granted to our Chairman and Chief Executive Officer, 0% to 125% of the award units granted. Provided such criteria are met, the PSUs granted during 2023 and prior to 2022 vest in three equal annual installments on each of the next three anniversary dates. PSUs granted during 2022 vest in three equal installments in 1) June and July 2023, 2) March 2024 and 3) March 2025. All PSU vesting is contingent on the recipient's continued employment with us.

Expense for RSUs is recognized on a straight line basis over the requisite service period for the entire award. RSUs granted in 2023 and 2021 vest annually in three equal installments over a three-year service period while RSUs granted prior to 2021 vested 20% on the grant date, with 20% vesting on each of the next four anniversaries. RSUs granted in 2022 vest in three equal installments in June 2023, March 2024 and March 2025. RSUs granted to our Board of Directors generally vest after a one-year period.

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

Each of our outstanding RSUs and PSUs are eligible to earn Dividend Equivalent Units (“DEUs”) equal to the cash dividend paid to ordinary shareholders. DEUs are subject to the same performance and/or service conditions as the underlying RSUs and PSUs and are forfeitable.

7.  Inventories, net

Inventories consisted of the following (U.S. dollars in millions):

	March 31, 2023	December 30, 2022
Finished goods	$251.7	$205.8
Raw materials and packaging supplies	178.0	233.2
Growing crops	217.2	230.0
Total inventories, net	$646.9	$669.0

8.  Debt and Finance Lease Obligations

The following is a summary of long-term debt and finance lease obligations (U.S. dollars in millions):

	March 31, 2023	December 30, 2022
Senior unsecured revolving credit facility (see Credit Facility below)	$472.7	$539.8
Finance lease obligations	8.3	8.6
Total debt and finance lease obligations	481.0	548.4
Less: Current maturities	(1.4)	(1.3)
Long-term debt and finance lease obligations	$479.6	$547.1

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

Effective January 3, 2023, amounts borrowed under the Revolving Credit Facility accrue interest, at our election, at either (i) the Term SOFR Rate (as defined in the Second A&R Credit Agreement) plus a margin that ranges from 1.0% to 1.5% or (ii) the Base Rate (as defined in the Second A&R Credit Agreement) plus a margin that ranges from 0% to 0.5%, in each case based on our Consolidated Leverage Ratio (as defined in the Second A&R Credit Agreement). The Second A&R Credit Agreement interest rate grid provides for five pricing levels for interest rate margins.

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

The Second A&R Credit Agreement requires us to comply with certain financial and other covenants. Specifically, it requires us to maintain a 1) Consolidated Leverage Ratio of not more than 3.50 to 1.00 at any time during any period of four consecutive fiscal quarters, subject to certain exceptions and 2) a minimum Consolidated Interest Coverage Ratio of not less than 2.25 to 1.00 as of the end of any fiscal quarter. Additionally, it requires us to comply with certain other covenants, including limitations on capital expenditures, stock repurchases, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales, and mergers. Under the Second A&R Credit Agreement, we are permitted to declare or pay cash dividends in any fiscal year up to an amount that does not exceed the greater of (i) an amount equal to the greater of (A) 50% of the Consolidated Net Income (as defined in the Second A&R Credit Agreement) for the immediately preceding fiscal year or (B) $25 million or (ii) the greatest amount which would not cause the Consolidated Leverage Ratio (determined on a pro forma basis) to exceed 3.25 to 1.00. It also provides an allowance for stock repurchases to be an amount not exceeding the greater of (i) $150 million in the aggregate or (ii) the amount that, after giving pro forma effect thereto and any related borrowings, will not cause the Consolidated Leverage Ratio to exceed 3.25 to 1.00. As of March 31, 2023, we were in compliance with all of the covenants contained in the Second A&R Credit Agreement.

Debt issuance costs of $0.5 million and $0.6 million are included in other noncurrent assets on our Consolidated Balance Sheets as of March 31, 2023 and December 30, 2022, respectively.

We also have a renewable 364-day, $25.0 million letter of credit facility with Rabobank Nederland.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)
8.  Debt and Finance Lease Obligations (continued)

The following is a summary of the material terms of the Revolving Credit Facility and other working capital facilities at March 31, 2023 (U.S. dollars in millions):

	Term	Maturity date	Interest rate	Borrowing limit	Available borrowings
Bank of America credit facility	5 years	October 1, 2024	6.03%	$900.0	$427.3
Rabobank letter of credit facility	364 days	June 14, 2023	Varies	25.0	16.2
Other working capital facilities	Varies	Varies	Varies	27.7	18.0
				$952.7	$461.5

The margin for SOFR advances as of March 31, 2023 was 1.25%.

The Revolving Credit Facility permits borrowings under the revolving commitment with an interest rate determined based on our leverage ratio and spread over SOFR. In addition, we pay a fee on unused commitments.

As of March 31, 2023, we applied $28.0 million to letters of credit and bank guarantees issued from Rabobank Nederland, Bank of America, and other banks.

During 2018, we entered into interest rate swaps in order to hedge the risk of the fluctuation on future interest payments related to our variable rate borrowings from our Revolving Credit Facility. Refer to Note 13, “Derivative Financial Instruments.”

9.  Commitments and Contingencies

Kunia Well Site

In 1980, elevated levels of certain chemicals were detected in the soil and ground-water at a plantation leased by one of our U.S. subsidiaries in Honolulu, Hawaii (the “Kunia Well Site”). In 2005, our subsidiary signed a Consent Decree (“Consent Decree”) with the Environmental Protection Agency (“EPA”) for the performance of the clean-up work for the Kunia Well Site. Based on findings from remedial investigations, our subsidiary coordinated with the EPA to evaluate the clean-up work required in accordance with the Consent Decree. On July 25, 2022, an Explanation of Significant Differences (ESD) for the Kunia Well Site was filed by the EPA, which formally transitioned the remedy for the Kunia Well Site to a Monitored Natural Attenuation (MNA), thereby reducing our potential liability. In connection with the above decision, we recorded a $9.9 million reduction in our liability during the year ended December 30, 2022 to reflect the decrease in estimated costs associated with the clean-up.

The revised estimate associated with the clean-up costs, and on which our accrual is based, is $2.8 million. As of March 31, 2023, $2.5 million was included in other noncurrent liabilities, and $0.3 million was included in accounts payable and accrued expenses in the Consolidated Balance Sheets for the Kunia Well Site clean-up. We expect to expend approximately $0.3 million in 2023, $0.6 million in 2024, $0.5 million in 2025, $0.4 million in 2026, and $0.1 million in 2027.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

10.  Earnings Per Share

Basic and diluted net income per ordinary share is calculated as follows (U.S. dollars in millions, except share and per share data):

	Quarter ended
	March 31, 2023	April 1, 2022
Numerator:
Net income attributable to Fresh Del Monte Produce Inc.	$39.0	$25.8

Denominator:
Weighted average number of ordinary shares - Basic	47,892,934	47,665,122
Effect of dilutive securities - share-based awards	260,606	191,164
Weighted average number of ordinary shares - Diluted	48,153,540	47,856,286

Antidilutive awards (1)	69,790	69,900

Net income per ordinary share attributable to Fresh Del Monte Produce Inc.:
Basic	$0.81	$0.54
Diluted	$0.81	$0.54

(1)Certain unvested RSUs and PSUs are not included in the calculation of net income per ordinary share because the effect would have been antidilutive.

11.  Retirement and Other Employee Benefits

The following table sets forth the net periodic benefit costs of our defined benefit pension plans and post-retirement benefit plans (U.S. dollars in millions):

	Quarter ended
	March 31, 2023	April 1, 2022
Service cost	$1.4	$1.5
Interest cost	1.8	1.3
Expected return on assets	(0.8)	(0.7)
Amortization of net actuarial loss	0.2	0.2
Net periodic benefit costs	$2.6	$2.3

We provide certain other retirement benefits to certain employees who are not U.S.-based and are not included above. Generally, benefits under these programs are based on an employee’s length of service and level of compensation. These programs are immaterial to our consolidated financial statements. The net periodic benefit costs related to other non-U.S. based plans is $0.5 million for the quarter ended March 31, 2023 and $0.8 million for the quarter ended April 1, 2022.

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

•Banana

•Other products and services - includes our third-party freight and logistic services business and our Jordanian poultry and meats business.

We evaluate performance based on several factors, of which net sales and gross profit are the primary financial measures (U.S. dollars in millions):

	Quarter ended
	March 31, 2023		April 1, 2022
Segments:	Net Sales	Gross Profit	Net Sales	Gross Profit
Fresh and value-added products	$643.4	$47.1	$672.7	$44.4
Banana	425.1	43.2	406.0	37.7
Other products and services	60.0	6.7	58.2	7.7
Totals	$1,128.5	$97.0	$1,136.9	$89.8

The following table indicates our net sales by geographic region (U.S. dollars in millions):

	Quarter ended
Net sales by geographic region:	March 31, 2023	April 1, 2022
North America	$667.2	$690.0
Europe	216.6	199.4
Asia	112.0	114.3
Middle East	101.8	103.1
Other	30.9	30.1
Totals	$1,128.5	$1,136.9

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

12.  Business Segment Data (continued)

The following table indicates our net sales by product (U.S. dollars in millions) and, in each case, the percentage of the total represented thereby:

	Quarter ended
	March 31, 2023		April 1, 2022
Fresh and value-added products:
Fresh-cut fruit	$124.7	11%	$122.0	11%
Fresh-cut vegetables	81.9	7%	83.7	7%
Pineapples	149.8	14%	131.5	11%
Avocados	64.7	6%	89.8	8%
Non-tropical fruit	61.3	5%	63.4	6%
Prepared foods	66.6	6%	74.0	6%
Melons	45.6	4%	43.7	4%
Tomatoes	5.4	—%	6.5	1%
Vegetables	26.5	2%	36.0	3%
Other fruit and vegetables	16.9	1%	22.1	2%
Total fresh and value-added products	643.4	56%	672.7	59%
Banana	425.1	38%	406.0	36%
Other products and services	60.0	6%	58.2	5%
Totals	$1,128.5	100%	$1,136.9	100%

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

Certain of our derivative instruments contain provisions that require the current credit relationship between us and our counterparty to be maintained throughout the term of the derivative instruments. If that credit relationship changes, certain provisions could be triggered, and the counterparty could request immediate collateralization of derivative instruments in a net liability position above a certain threshold. The aggregate fair value of all derivative instruments with a credit-risk-related contingent feature that are in a liability position on March 31, 2023 is $3.8 million. As of March 31, 2023, no triggering event has occurred and thus we are not required to post collateral.

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

Foreign Currency Hedges

We are exposed to fluctuations in currency exchange rates against the U.S. dollar on our results of operations and financial condition, and we mitigate that exposure by entering into foreign currency forward contracts. Certain of our subsidiaries periodically enter into foreign currency forward contracts in order to hedge portions of forecasted sales or cost of sales denominated in foreign currencies, which generally mature within one year. At March 31, 2023, our foreign currency forward contracts hedge a portion of our 2023 foreign currency exposure.

The foreign currency forward contracts qualifying as cash flow hedges were designated as single-purpose cash flow hedges of forecasted cash flows.

We had the following outstanding foreign currency forward contracts as of March 31, 2023 (in millions):

Foreign currency contracts qualifying as cash flow hedges:	Notional amount
Euro	EUR	93.8
British pound	GBP	18.4
Japanese yen	JPY	1,820.2
Chilean peso	CLP	14,547.9
Kenyan shilling	KES	2,949.6
Korean won	KRW	13,150.0

Interest Rate Contracts

We are exposed to fluctuations in variable interest rates on our results of operations and financial condition, and we mitigate that exposure by entering into interest rate swaps. During 2018, we entered into interest rate swaps in order to hedge the risk of the fluctuation on future interest payments related to our variable rate LIBOR-based borrowings through 2028. We amended our Second A&R Credit Agreement and our interest rate swaps to transition from LIBOR to SOFR as a reference rate effective January 3, 2023. Refer to our discussion of New Accounting Pronouncements in Note 2, “Recently Issued Accounting Pronouncements” for further information.

Gains or losses on interest rate swaps are recorded in other comprehensive income and are subsequently reclassified into earnings as the interest expense on debt is recognized in earnings. At March 31, 2023, the notional value of interest rate contracts outstanding was $400.0 million, with $200.0 million maturing in 2024 and the remaining $200.0 million maturing in 2028. Refer to Note 8, “Debt and Finance Lease Obligations.”

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

13.  Derivative Financial Instruments (continued)

The following table reflects the fair values of derivative instruments, which are designated as level 2 in the fair value hierarchy, as of March 31, 2023 and December 30, 2022 (U.S. dollars in millions):

	Derivatives designated as hedging instruments (1)
	Foreign exchange contracts		Interest rate swaps		Total
Balance Sheet location:	March 31, 2023	December 30, 2022	March 31, 2023	December 30, 2022	March 31, 2023	December 30, 2022
Asset derivatives:
Prepaid expenses and other current assets	$0.8	$—	$—	$—	$0.8	$—
Other noncurrent assets	—	—	9.3	15.8	9.3	15.8
Total asset derivatives	$0.8	$—	$9.3	$15.8	$10.1	$15.8

Liability derivatives:
Accounts payable and accrued expenses	$3.8	$6.5	$—	$—	$3.8	$6.5
Other noncurrent liabilities	—	0.2	—	—	—	0.2
Total liability derivatives	$3.8	$6.7	$—	$—	$3.8	$6.7

(1) See Note 14, “Fair Value Measurements,” for fair value disclosures.

We expect that $4.5 million of the net fair value of our cash flow hedges recognized as a net gain in accumulated other comprehensive loss will be transferred to earnings during the next 12 months, and the remaining net gain of $2.2 million over the following 5 years, along with the earnings effect of the related forecasted transactions.

The following table reflects the effect of derivative instruments on the Consolidated Statements of Comprehensive Income for the quarters ended March 31, 2023 and April 1, 2022 (U.S. dollars in millions):

	Net amount of gain (loss) recognized in other comprehensive income (loss) on derivatives
	Quarter ended
Derivative instruments	March 31, 2023	April 1, 2022
Foreign exchange contracts	$4.9	$17.6
Interest rate swaps, net of tax	(4.9)	20.2
Total	$—	$37.8

Refer to Note 15, “Accumulated Other Comprehensive Loss,” for the effect of derivative instruments on the Consolidated Statements of Operations related to amounts reclassified from accumulated other comprehensive loss for the quarters ended March 31, 2023 and April 1, 2022.

14.  Fair Value Measurements

Fair Value of Derivative Instruments

Our derivative assets or liabilities include foreign exchange and interest rate derivatives that are measured at fair value using observable market inputs such as forward rates, interest rates, and our own credit risk as well as an evaluation of our counterparties' credit risks. We use an income approach to value our outstanding foreign currency and interest rate hedges, which consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contract using current market information as of the measurement date such as foreign currency spot rates, forward rates and interest rates. Additionally, we include an element of default risk based on observable inputs into the fair value calculation. Based on these inputs, the derivative assets or liabilities are classified within Level 2 of the valuation hierarchy.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

14.  Fair Value Measurements (continued)

The following table provides a summary of the fair values of our derivative financial instruments measured on a recurring basis (U.S. dollars in millions):

Fair value measurements
	Foreign currency forward contracts, net liability		Interest rate contracts, net asset
	March 31, 2023	December 30, 2022	March 31, 2023	December 30, 2022
Quoted prices in active markets for identical assets (Level 1)	$—	$—	$—	$—
Significant observable inputs (Level 2)	(3.0)	(6.7)	9.3	15.8
Significant unobservable inputs (Level 3)	—	—	—	—

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

Fair Value of Non-Financial Assets

The fair value of the banana reporting unit's goodwill and the prepared food reporting unit's goodwill and remaining trade names and trademarks are highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets. We disclosed the sensitivity related to the banana reporting unit's goodwill and the prepared food reporting unit's goodwill and remaining trade names and trademarks in our notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2022.

In addition, certain definite-lived intangible assets related to our fresh and value-added products segment, which had a carrying value of $100.1 million as of the quarter ended March 31, 2023, are sensitive to changes in estimated cash flows. To the extent that future developments result in cash flows that are less than currently estimated levels, it could lead to impairment of these assets.

Included in the $21.9 million of assets held for sale as of March 31, 2023 were the following: (i) $16.2 million is related to our plastics business in South America, and primarily included inventory, trade accounts receivable, and property, plant, and equipment, net, (ii) $2.4 million consists of a facility and related assets in Europe, (iii) $2.3 million consists of facilities and farm land in South America, and (iv) the remaining $1.0 million consists of farm land in Central America. Included in current liabilities held for sale are $2.1 million of accounts payable and accrued expenses associated with our plastics business in South America.

Assets held for sale are recognized at the lower of cost or fair value less cost to sell. The fair value measurements for our held for sale assets are generally based on Level 3 inputs, which include information obtained from third-party appraisals.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

14.  Fair Value Measurements (continued)

During the quarter ended March 31, 2023, our 60% owned joint venture in Saudi Arabia completed the sale of two distribution centers and related assets which were previously held for sale. We received net proceeds of $66.1 million from the sale of these assets and recorded a gain on disposal of property, plant and equipment, net of $20.5 million. Contemporaneously with the execution of the sale and purchase agreement, we entered into an operating lease agreement in which we leased back approximately 31% of the facilities for a term of five years. The lease agreement allows for an option to renew for additional terms, subject to the written agreement of both parties.

Additionally, during the quarter ended March 31, 2023, we completed the sale of an idle production facility in North America which was previously held for sale. We received net proceeds of $23.0 million from the sale of this asset and recorded a gain on disposal of property, plant and equipment, net of $6.8 million. Contemporaneously with the execution of the sale and purchase agreement, we entered into an operating lease agreement in which we leased back a portion of the facility for a term of 21 months.

15.  Accumulated Other Comprehensive Loss

The following table includes the changes in accumulated other comprehensive loss by component (U.S. dollars in millions):

	Changes in Accumulated Other Comprehensive Loss by Component (1)
	Cash Flow Hedges		Foreign Currency Translation Adjustment		Retirement Benefit Adjustment	Total
	Quarter ended March 31, 2023
Balance at December 30, 2022	$6.0		$(36.0)		$(11.5)	$(41.5)
Other comprehensive income (loss) before reclassifications	(0.4)	(3)	2.0	(2)	(0.5)	1.1
Amounts reclassified from accumulated other comprehensive loss	0.4		—		0.1	0.5
Net current period other comprehensive income (loss)	—		2.0		(0.4)	1.6
Balance at March 31, 2023	$6.0		$(34.0)		$(11.9)	$(39.9)

	Quarter ended April 1, 2022
Balance at December 31, 2021	$(40.9)		$(17.4)		$(8.6)	$(66.9)
Other comprehensive income (loss) before reclassifications	33.5	(3)	(7.4)	(2)	(0.3)	25.8
Amounts reclassified from accumulated other comprehensive loss	4.3		—		0.2	4.5
Net current period other comprehensive income (loss)	37.8		(7.4)		(0.1)	30.3
Balance at April 1, 2022	$(3.1)		$(24.8)		$(8.7)	$(36.6)

(1) All amounts are net of tax and noncontrolling interest.
(2) Includes a gain of $0.8 million and a loss of $2.6 million for the quarter ended March 31, 2023 and quarter ended April 1, 2022, respectively, on intra-entity foreign currency transactions that are of a long-term-investment nature.
(3) Includes a tax effect of $1.5 million and $(3.0) million for the quarter ended March 31, 2023 and quarter ended April 1, 2022, respectively.

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
Details about accumulated other comprehensive loss components	March 31, 2023	April 1, 2022	Affected line item in the statement where net income is presented
Cash flow hedges:
Designated as hedging instruments:
Foreign currency cash flow hedges	$(0.1)	$(1.6)	Net sales
Foreign currency cash flow hedges	2.2	3.2	Cost of products sold
Interest rate swaps	(1.7)	2.7	Interest expense
Total	$0.4	$4.3
Amortization of retirement benefits:
Actuarial losses	0.1	0.2	Other expense, net
Total	$0.1	$0.2

16.  Shareholders’ Equity

Our shareholders have authorized 50,000,000 preferred shares at $0.01 par value, of which none are issued or outstanding at March 31, 2023, and 200,000,000 ordinary shares at $0.01 par value, of which 47,998,746 are issued and outstanding at March 31, 2023.

The below is a summary of the dividends paid per share during the quarter ended March 31, 2023 and quarter ended April 1, 2022. These dividends were declared and paid within the same fiscal quarter.

Quarter ended
March 31, 2023		April 1, 2022
Dividend Payment Date	Cash Dividend per Ordinary Share	Dividend Payment Date	Cash Dividend per Ordinary Share
March 31, 2023	0.15	April 1, 2022	0.15

We paid $7.2 million in dividends during each of the quarters ended March 31, 2023 and April 1, 2022.

On May 2, 2023, our Board of Directors declared a quarterly cash dividend of twenty cents ($0.20) per share, payable on June 9, 2023, to shareholders of record on May 17, 2023.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

17. Subsequent Events

As part of the Mann Packing acquisition in 2018, we acquired a put option exercisable by the 25% shareholder of one of the acquired subsidiaries. The put option allows the noncontrolling shareholder to sell its 25% noncontrolling interest to us for a multiple of the subsidiary's adjusted earnings. As the put option is outside of our control, the carrying value of the 25% noncontrolling interest is presented as a redeemable noncontrolling interest outside of permanent equity on our Consolidated Balance Sheet. At each reporting period, the redeemable noncontrolling interest is recognized at the higher of (1) the initial carrying amount adjusted for accumulated earnings and distributions or (2) the contractually-defined redemption value as of the balance sheet date. At March 31, 2023, the redeemable noncontrolling interest had a carrying amount of $49.4 million. Effective April 1, 2023, the noncontrolling shareholder exercised its put option right and accordingly, we expect to close the purchase of the remaining 25% of this subsidiary during the second quarter of 2023 for approximately $5.2 million in cash consideration. The transaction will be treated as an equity transaction, with the differential between the redeemable noncontrolling interest carrying amount and cash purchase price being recognized as an increase in shareholders' equity on our Consolidated Balance Sheet.

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

Our vision is to inspire healthy lifestyles through wholesome and convenient products. Our strategy is founded on six goals:

Current Macroeconomic Environment and Inflation Impact

Since fiscal year 2021, we have been experiencing inflationary and cost pressures due to volatility and disruption in the global economy which have increased our production and distribution costs due to a multitude of external factors. Specifically, costs of packaging materials, fertilizers, labor, fuel, and ocean and inland freight have significantly increased, and continue to adversely affect our profitability and operating cash flows during the current fiscal year. We expect inflationary pressures to persist throughout 2023, although at lower levels than experienced in 2022.

In response to these persisting inflationary and cost pressures, we instituted price increases on the majority of our products. Additionally, certain of our contracts for key products include contractually indexed fuel and freight surcharges that vary depending on commodity pricing. We expect that these inflation-justified price increases and surcharges will continue to help mitigate our increased costs.

Optimization Program

During fiscal 2020, we began a comprehensive review of our asset portfolio, which we continuously update, aimed at identifying non-strategic and underutilized assets to dispose of while reducing costs and driving further efficiencies in our operations. As a result of the review, we identified assets across all of our regions, primarily consisting of underutilized facilities and land, which we made a strategic decision to sell. During the quarter ended March 31, 2023, we sold two distribution centers and related assets in Saudi Arabia and an idle production facility in North America.

Income Taxes

In connection with the examination of the tax returns in two foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing aggregating approximately $152.1 million (including interest and penalties) for tax years 2012 through 2016. We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities as we believe that the proposed adjustments are without technical merit.

In one of the foreign jurisdictions, we are currently contesting tax assessments related to the 2012-2015 audit years and the 2016 audit year in both the administrative court and the judicial court. During 2019 and 2020, we filed actions contesting the tax assessment in the administrative office. Our initial challenge to each of these tax assessments was rejected, and we subsequently lost our appeals at the administrative court. We have subsequently filed actions to contest each of these tax assessments in the country’s judicial courts. In addition, we have filed a request for injunction to the judicial court to stay the tax authorities' collection efforts for these two tax assessments, pending final judicial decisions. The court granted our injunction with respect to the 2016 audit year, however denied our injunction with respect to the 2012-2015 audit years. We timely appealed the denial of the injunction, and on August 10, 2022 the appellate court overturned the denial and granted our injunction for the 2012-2015 audit years. Pursuant to local law, we registered real estate collateral with an approximate fair market value of $7.0 million in connection with the grant of the 2016 audit year injunction. This real estate collateral has a net book value of $3.8 million as of the quarter ended March 31, 2023. In addition, in connection with the grant of the 2012-2015 audit year injunction, we registered real estate collateral with an approximate fair market value of $28.0 million, and a net book value of $4.6 million as of the quarter ended March 31, 2023. The registration of this real estate collateral does not affect our operations in the country.

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

RESULTS OF OPERATIONS

Consolidated Financial Results

The following summarizes the more significant factors impacting our operating results for the quarter ended March 31, 2023 (also referred to as the “first quarter of 2023”) and April 1, 2022 (also referred to as the “first quarter of 2022”).

	Quarter ended
	March 31, 2023	April 1, 2022
Net sales	$1,128.5	$1,136.9
Gross profit	97.0	89.8
Selling, general and administrative expenses	47.6	45.2
Operating income	74.5	39.8

Net sales - Net sales for the first quarter of 2023 decreased $8.4 million, or 1%, when compared with the prior-year period. The decrease in net sales was impacted by lower per unit selling prices of avocados, lower sales volumes in the fresh and value-added products segment, and negative fluctuations in exchange rates, primarily in Europe and Asia. Partially offsetting the decrease in net sales were higher per unit selling prices across most other product categories and higher banana sales volume.

Gross profit - Gross profit for the first quarter of 2023 increased to $97.0 million compared with $89.8 million in the prior-year period driven by higher per unit selling prices across most product categories combined with lower distribution costs. Partially offsetting the increase in gross profit were higher production and procurement costs across most product categories and higher ocean freight cost. Gross profit in the first quarter of 2023 included $1.8 million of other product-related charges mostly consisting of inventory write-offs in connection with the sale of two distribution centers in Saudi Arabia. There were no other product-related charges in the first quarter of 2022.

Selling, general and administrative expenses - Selling, general and administrative expenses increased by $2.4 million, or 5%, in the first quarter of 2023 when compared with the first quarter of 2022. The increase was primarily driven by higher employee compensation, professional services costs, and advertising and promotional expenses.

Gain (loss) on disposal of property, plant and equipment, net - The gain on disposal of property, plant and equipment, net for the first quarter of 2023 primarily related to a $20.5 million gain on the sale of two distribution centers and related assets in Saudi Arabia and a $6.8 million gain on the sale of an idle production facility in North America. The loss on disposal of property, plant and equipment, net during the first quarter of 2022 primarily related to the disposal of low-yielding banana crops in Central America.

Asset impairment and other charges, net - Asset impairment and other charges, net of $2.4 million in the current year period consisted of expenses incurred in connection with a cybersecurity incident which occurred during early 2023. The incident temporarily impacted certain of our operational and information technology systems. We were able to promptly recover our critical operational data and business systems and accordingly, the incident did not have a material impact on our financial results for the first quarter of 2023 and is not expected to have a material impact on future quarters. However, we did incur incremental costs primarily related to the engagement of specialized legal counsel and other incident response advisors. We maintain cyber incident insurance with a deductible of $1.0 million and expect to recover a significant portion of the incurred charges above our deductible.

Asset impairment and other charges, net of $1.0 million for the first quarter of 2022 primarily related to severance expenses in connection with the departure of our former President and Chief Operating Officer.

Operating income - Operating income increased by $34.7 million in the first quarter of 2023 when compared with the prior-year period. The increase in operating income was primarily driven by the gain on disposal of property, plant, and equipment, net in the first quarter of 2023 as compared to a net loss on disposal in the prior-year period, and higher gross profit.

Interest expense - Interest expense was higher in the first quarter of 2023 when compared with the prior-year period due to higher interest rates.

Other expense, net - Other expense, net increased by $5.3 million in the first quarter of 2023 when compared with the first quarter of 2022, mainly due to higher foreign currency related losses.

Income tax provision - Income tax provision was $9.5 million for the first quarter of 2023 compared with $5.8 million for the first quarter of 2022. The increase in the income tax provision was primarily due to increased earnings in certain higher tax jurisdictions.

Financial Results by Segment

The following table presents net sales and gross profit by segment (U.S. dollars in millions), and in each case, the percentage of the total represented thereby and gross margin percentage:

	Quarter ended
	March 31, 2023					April 1, 2022
Segment	Net Sales		Gross Profit		Gross Margin	Net Sales		Gross Profit		Gross Margin
Fresh and value-added products	$643.4	57%	$47.1	49%	7.3%	$672.7	59%	$44.4	49%	6.6%
Banana	425.1	38%	43.2	45%	10.2%	406.0	36%	37.7	42%	9.3%
Other products and services	60.0	5%	6.7	6%	11.2%	58.2	5%	7.7	9%	13.1%
Totals	$1,128.5	100%	$97.0	100%	8.6%	$1,136.9	100%	$89.8	100%	7.9%

First Quarter of 2023 Compared with First Quarter of 2022

Fresh and value-added products

Net sales for the first quarter of 2023 decreased by $29.3 million, or 4%, when compared with the prior-year period, primarily as a result of lower per unit selling prices of avocados due to market volatility combined with a decrease in total sales volume for the segment, mostly of fresh-cut vegetables, prepared foods, vegetables, and to a lesser extent, fresh-cut fruit. The lower sales volume for fresh-cut vegetable and vegetable products was primarily due to proactive steps taken to improve profitability. We expect these conditions to continue in the upcoming quarter. The decrease was partially offset by higher per unit selling prices across most other product categories and higher pineapple sales volume.

Gross profit for the first quarter of 2023 increased to $47.1 million compared with $44.4 million in the prior-year period. Despite lower net sales, gross profit was positively impacted by higher per unit selling prices for most product categories. The segment continued to be negatively impacted by cost pressures of raw materials such as packaging materials and fertilizers as well as higher ocean freight costs. Gross profit for the fresh and value-added products segment included $1.7 million of other product-related charges in the first quarter of 2023, primarily consisting of inventory write-offs in connection with the sale of two distribution centers in Saudi Arabia. There were no other product-related charges in the first quarter of 2022. Gross margin increased to 7.3% compared with 6.6% in the prior-year period.

Banana

Net sales for the first quarter of 2023 increased by $19.1 million, or 5%, when compared with the prior-year period, primarily as a result of higher per unit selling prices in most regions and higher sales volume in North America and Europe. Net sales of banana were negatively impacted by fluctuations in exchange rates, primarily in Europe and Asia.

Gross profit for the first quarter of 2023 increased to $43.2 million compared with $37.7 million in the first quarter of 2022. The increase in gross profit was primarily driven by higher net sales, partially offset by higher procurement and production costs, including packaging materials and labor, as well as higher ocean freight cost. As a result of these combined factors, gross margin increased to 10.2% compared with 9.3% in the prior-year period.

Other products and services

Net sales for the first quarter of 2023 increased by $1.8 million, or 3%, when compared with the prior-year period mainly due to higher net sales of third-party freight services.

Gross profit decreased by $1.0 million as a result of higher costs. Gross margin decreased to 11.2% from 13.1%.

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

A summary of our cash flows is as follows (U.S. dollars in millions):

	Quarter ended
	March 31, 2023	April 1, 2022
Summary cash flow information:
Net cash provided by (used in) operating activities	$15.5	$(0.3)
Net cash provided by (used in) investing activities	79.6	(16.6)
Net cash (used in) provided by financing activities	(75.9)	26.7
Effect of exchange rate changes on cash	(0.7)	(0.6)
Net increase in cash and cash equivalents	18.5	9.2
Cash and cash equivalents, beginning	17.2	16.1
Cash and cash equivalents, ending	$35.7	$25.3

Operating Activities

Net cash provided by operating activities was $15.5 million for the first quarter of 2023 compared with net cash used in operating activities of $0.3 million for the first quarter of 2022, an increase of $15.8 million. The increase was primarily attributable to working capital fluctuations, mainly driven by (i) the timing of collections of accounts receivable and (ii) a larger decrease in raw materials and packaging supplies inventory in the current year period due to a strategic increase in levels in the prior year to secure costs and availability. Partially offsetting the increase were lower levels of accounts payable and accrued expenses, primarily due to the timing of period end payments to suppliers.

At March 31, 2023, we had working capital of $642.9 million compared with $634.4 million at December 30, 2022, an increase of $8.5 million. The increase in working capital was primarily due to higher levels of accounts receivable and finished goods inventory, mainly driven by seasonal variations, and a higher balance of cash on hand due to the timing of the asset sales during the current quarter. The increase was partially offset by lower levels of assets held for sale and raw materials and packaging supplies inventory.

Investing Activities

Net cash provided by investing activities for the first quarter of 2023 was $79.6 million compared with net cash used in investing activities of $16.6 million for the first quarter of 2022. Net cash provided by investing activities for the first quarter of 2023 primarily consisted of proceeds from the sale of property, plant and equipment of $90.7 million which mainly related to the sales of two distribution centers in Saudi Arabia and an idle production facility in North America. Partially offsetting the net cash provided by investing activities were capital expenditures of $10.0 million which mainly included expenditures related to (i) improvements to our pineapple operations in Central America and Kenya, (ii) investments in our operations and production facilities in North America benefiting both our fresh and value-added products and banana segments, including expenditures related to automation and technology initiatives, and (iii) improvements to our value-added production facilities in Europe and the Middle East.

Net cash used in investing activities for the first quarter of 2022 primarily consisted of capital expenditures of $11.1 million, mainly related to (i) improvements to our operations and production facilities in North America, (ii) improvements to our pineapple operations in Central America and Kenya, and (iii) improvements to and expansion of our banana operations in Central America. Net cash used in investing activities for the first quarter of 2022 also reflected $7.1 million in investments in unconsolidated companies in the food and nutrition sector that align with our long-term strategy and vision.

Financing Activities

Net cash used in financing activities for the first quarter of 2023 was $75.9 million compared with net cash provided by financing activities of $26.7 million for the first quarter of 2022. Net cash used in financing activities for the first quarter of 2023 primarily consisted of net repayments on debt of $67.1 million and dividends paid of $7.2 million.

Net cash provided by financing activities for the first quarter of 2022 primarily consisted of net borrowings on debt of $35.0 million, partially offset by dividends paid of $7.2 million.

As part of the Mann Packing acquisition in 2018, we acquired a put option exercisable by the 25% shareholder of one of the acquired subsidiaries. The put option allows the noncontrolling shareholder to sell its 25% noncontrolling interest to us for a multiple of the subsidiary's adjusted earnings. Effective April 1, 2023, the noncontrolling shareholder exercised its put option right and accordingly, we expect to close the purchase of the remaining 25% of this subsidiary during the second quarter of 2023 for approximately $5.2 million in cash consideration, which we expect to fund from cash on hand. The transaction will be treated as an equity transaction, with the differential between the redeemable noncontrolling interest carrying amount on our Consolidated Balance Sheet and the cash purchase price being recognized as an increase in shareholders' equity.

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
Effective January 3, 2023, amounts borrowed under the Revolving Credit Facility accrue interest, at our election, at either (i) the Term SOFR Rate (as defined in the Second A&R Credit Agreement) plus a margin that ranges from 1.0% to 1.5% or (ii) the Base Rate (as defined in the Second A&R Credit Agreement) plus a margin that ranges from 0% to 0.5%, in each case based on our Consolidated Leverage Ratio (as defined in the Second A&R Credit Agreement). The Second A&R Credit Agreement interest rate grid provides for five pricing levels for interest rate margins. At March 31, 2023, we had borrowings of $472.7 million outstanding under the Revolving Credit Facility bearing interest at a per annum rate of 6.03%. In addition, we pay an unused commitment fee.
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

The Second A&R Credit Agreement requires us to comply with certain financial and other covenants. Specifically, it requires us to maintain a 1) Consolidated Leverage Ratio of not more than 3.50 to 1.00 at any time during any period of four consecutive fiscal quarters, subject to certain exceptions and 2) a minimum Consolidated Interest Coverage Ratio of not less than 2.25 to 1.00 as of the end of any fiscal quarter. Additionally, it requires us to comply with certain other covenants, including limitations on capital expenditures, stock repurchases, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales, and mergers. Under the Second A&R Credit Agreement, we are permitted to declare or pay cash dividends in any fiscal year up to an amount that does not exceed the greater of (i) an amount equal to the greater of (A) 50% of the Consolidated Net Income (as defined in the Second A&R Credit Agreement) for the immediately preceding fiscal year or (B) $25 million or (ii) the greatest amount which would not cause the Consolidated Leverage Ratio (determined on a pro forma basis) to exceed 3.25 to 1.00. It also provides an allowance for stock repurchases to be an amount not exceeding the greater of (i) $150 million in the aggregate or (ii) the amount that, after giving pro forma effect thereto and any related borrowings, will not cause the Consolidated Leverage Ratio to exceed 3.25 to 1.00. As of March 31, 2023, we were in compliance with all of the financial and other covenants contained in the Second A&R Credit Agreement.

As of March 31, 2023, we had $461.5 million of borrowing availability under committed working capital facilities, primarily under the Revolving Credit Facility.

We believe that our cash on hand, borrowing capacity available under our Revolving Credit Facility, and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months. However, we cannot predict whether future developments associated with the current economic environment will materially adversely affect our long-term liquidity position. Our liquidity assumptions, the adequacy of our available funding sources, and our ability to meet our Revolving Credit Facility covenants are dependent on many additional factors, including those set forth in “Item 1A. Risk Factors” of our Form 10-K for the year ended December 30, 2022.

Contractual Obligations

As of March 31, 2023, there were no material changes in our commitments or contractual obligations as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 30, 2022.

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K for the fiscal year ended December 30, 2022. There were no material changes to these critical accounting policies or estimates during the first quarter of 2023.

Fair Value Measurements

We are exposed to fluctuations in currency exchange rates against the U.S. dollar on our results of operations and financial condition, and we mitigate that exposure by entering into foreign currency forward contracts. Certain of our subsidiaries periodically enter into foreign currency forward contracts in order to hedge portions of forecasted sales or cost of sales denominated in foreign currencies which generally expire within one year. The fair value of our foreign currency cash flow hedges was a net liability position of $3.0 million as of March 31, 2023 compared to a net liability position of $6.7 million as of December 30, 2022 due to the relative strengthening or weakening of exchange rates when compared to contracted rates.

We are exposed to fluctuations in variable interest rates on our results of operations and financial condition, and we mitigate that exposure by entering into interest rate swaps from time to time. During 2018, we entered into interest rate swaps in order to hedge the risk of the fluctuation on future interest payments related to a portion of our variable rate borrowings through 2028. The fair value of our interest rate swap cash flow hedges was an asset position of $9.3 million as of March 31, 2023 compared to an asset position of $15.8 million as of December 30, 2022. The change in value was due to the relative decrease in variable interest rates when compared to the rates as of December 30, 2022. In connection with the Amendment of our Revolving Credit Facility, we amended our interest rate swaps to transition from LIBOR to Term SOFR effective January 3, 2023.

We enter into derivative instruments with counterparties that are highly rated and do not expect a deterioration of our counterparty’s credit ratings; however, the deterioration of our counterparty’s credit ratings would affect the Consolidated Financial Statements in the recognition of the fair value of the hedges that would be transferred to earnings as the contracts settle. We expect that $4.5 million of the net fair value of our cash flow hedges recognized as a net gain in accumulated other comprehensive loss will be transferred to earnings during the next 12 months and the remaining net gain of $2.2 million over a period of approximately 5 years, along with the earnings effect of the related forecasted transactions.

The fair value of the banana reporting unit's goodwill and the prepared food reporting unit's goodwill and remaining trade names and trademarks are highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets. We disclosed the sensitivity related to the banana reporting unit's goodwill and the prepared food reporting unit's goodwill and trade names and trademarks in our Annual Report on Form 10-K for the year ended December 30, 2022. During the quarter ended March 31, 2023, we did not record impairment charges associated with these reporting units or trade names and trademarks, however we continue to monitor their performance.

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

In addition, certain definite-lived intangible assets related to our fresh and value-added products segment are sensitive to changes in estimated cash flows. To the extent that future developments result in cash flows that are less than currently estimated levels, it could lead to impairment of these assets.

New Accounting Pronouncements

Refer to Note 2. “Recently Issued Accounting Pronouncements” to the accompanying unaudited consolidated financial statements for a discussion of recent accounting pronouncements.

Seasonality

Interim results are subject to significant variations and may not be indicative of the results of operations that may be expected for an entire fiscal year. Due to seasonal sales price fluctuations, we have historically realized a greater portion of our net sales and gross profit during the first two calendar quarters of the year. The sales price of any fresh produce item fluctuates throughout the year due to the supply of and demand for that particular item, as well as the pricing and availability of other fresh produce items, many of which are seasonal in nature. See the information under the caption “Seasonality” provided in Item 1. Business, of our Annual Report on Form 10-K for the year ended December 30, 2022.

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
•our expectations regarding market conditions and volatility, and their impact on our operating results;
•our beliefs related to the sufficiency of our capital resources, including that our cash on hand, capacity under our Revolving Credit Facility and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months;
•our expectations regarding our derivative instruments, including our counterparties’ credit ratings and the anticipated impacts on our financials;
•our expectations on the impact of the cybersecurity incident on our operating results and the recovery of certain expenses incurred in connection therewith;
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

•the impact of inflation on our operations;
•our ability to successfully execute our long-term strategy;
•the impact of governmental trade restrictions, including adverse governmental regulation that may impact our ability to access certain markets;
•the ability to meet our anticipated cash needs;
•the continued ability of our distributors and suppliers to have access to sufficient liquidity to fund their operations;
•the impact of disruptions or breaches of our technology or information system security measures, or of third parties we rely upon;
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
•disruptions or issues that impact our production facilities or complex logistics networks;
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

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K for the year ended December 30, 2022.

Item 4.        Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Such officers also confirm that there were no changes to our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

Tax related matters

In connection with the examination of the tax returns in two foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing aggregating approximately $152.1 million (including interest and penalties) for tax years 2012 through 2016. We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities as we believe that the proposed adjustments are without technical merit.

In one of the foreign jurisdictions, we are currently contesting tax assessments related to the 2012-2015 audit years and the 2016 audit year in both the administrative court and the judicial court. During 2019 and 2020, we filed actions contesting the tax assessment in the administrative office. Our initial challenge to each of these tax assessments was rejected, and we subsequently lost our appeals at the administrative court. We have subsequently filed actions to contest each of these tax assessments in the country’s judicial courts. In addition, we have filed a request for injunction to the judicial court to stay the tax authorities' collection efforts for these two tax assessments, pending final judicial decisions. The court granted our injunction with respect to the 2016 audit year, however denied our injunction with respect to the 2012-2015 audit years. We timely appealed the denial of the injunction, and on August 10, 2022 the appellate court overturned the denial and granted our injunction for the 2012-2015 audit years. Pursuant to local law, we registered real estate collateral with an approximate fair market value of $7.0 million in connection with the grant of the 2016 audit year injunction. This real estate collateral has a net book value of $3.8 million as of the quarter ended March 31, 2023. In addition, in connection with the grant of the 2012-2015 audit year injunction, we registered real estate collateral with an approximate fair market value of $28.0 million, and a net book value of $4.6 million as of the quarter ended March 31, 2023. The registration of this real estate collateral does not affect our operations in the country.

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

Item 6.        Exhibits

4.2**	Description of Securities

31.1**	Certification of Chief Executive Officer filed pursuant to 17 CFR 240.13a-14(a).

31.2**	Certification of Chief Financial Officer filed pursuant to 17 CFR 240.13a-14(a).

32*	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 17 CFR 240.13a-14(b) and 18 U.S.C. Section 1350.

101.INS***	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH***	Inline XBRL Taxonomy Extension Schema Document.

101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
_____________________
*    Furnished herewith.
**    Filed herewith.
***    Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2023 and December 30, 2022, (ii) Consolidated Statements of Operations for the quarters ended March 31, 2023 and April 1, 2022, (iii) Consolidated Statements of Comprehensive Income for the quarters ended March 31, 2023 and April 1, 2022, (iv) Consolidated Statements of Cash Flows for the quarters ended March 31, 2023 and April 1, 2022, (v) Consolidated Statements of Shareholders' Equity and Redeemable Noncontrolling Interest for the quarters ended March 31, 2023 and April 1, 2022 and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fresh Del Monte Produce Inc.

Date:	May 3, 2023	By:	/s/ Mohammed Abbas
Mohammed Abbas
Executive Vice President & Chief Operating Officer

		By:	/s/ Monica Vicente
Monica Vicente
Senior Vice President & Chief Financial Officer