Form 10-Q
period 2023-06-30
FRESH DEL MONTE PRODUCE INC
filed 2023-08-02
CIK 1047340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
———————————
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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

As of July 21, 2023, there were 48,120,186 ordinary shares of Fresh Del Monte Produce Inc. issued and outstanding.

PART I: FINANCIAL INFORMATION

Item 1.        Financial Statements

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)
(U.S. dollars in millions, except share and per share data)

	June 30, 2023	December 30, 2022
Assets
Current assets:
Cash and cash equivalents	$43.8	$17.2
Trade accounts receivable, net of allowance of $22.6 and $21.6, respectively	418.4	373.5
Other accounts receivable, net of allowance of $6.0 and $5.7, respectively	101.8	91.0
Inventories, net	583.3	669.0
Assets held for sale	1.3	67.3
Prepaid expenses and other current assets	28.9	23.4
Total current assets	1,177.5	1,241.4
Investments in and advances to unconsolidated companies	21.8	18.0
Property, plant and equipment, net	1,281.2	1,309.5
Operating lease right-of-use assets	224.8	213.8
Goodwill	423.4	422.9
Intangible assets, net	131.8	135.0
Deferred income taxes	49.4	47.4
Other noncurrent assets	62.6	70.9
Total assets	$3,372.5	$3,458.9
Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued expenses	$514.2	$549.9
Current maturities of debt and finance leases	1.4	1.3
Current maturities of operating leases	53.6	41.6
Income taxes and other taxes payable	29.0	14.2
Total current liabilities	598.2	607.0
Long-term debt and finance leases	407.1	547.1
Retirement benefits	83.1	82.4
Deferred income taxes	66.4	71.6
Operating leases, less current maturities	146.5	147.3
Other noncurrent liabilities	25.7	28.5
Total liabilities	1,327.0	1,483.9
Commitments and contingencies (See note 9)
Redeemable noncontrolling interest	—	49.4
Shareholders' equity:
Preferred shares, $0.01 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.01 par value; 200,000,000 shares authorized; 48,086,949 and 47,838,680 issued and outstanding, respectively	0.5	0.5
Paid-in capital	596.3	548.1
Retained earnings	1,467.1	1,397.6
Accumulated other comprehensive loss	(34.5)	(41.5)
Total Fresh Del Monte Produce Inc. shareholders' equity	2,029.4	1,904.7
Noncontrolling interests	16.1	20.9
Total shareholders' equity	2,045.5	1,925.6
Total liabilities, redeemable noncontrolling interest and shareholders' equity	$3,372.5	$3,458.9
See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(U.S. dollars in millions, except share and per share data)

	Quarter ended		Six months ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Net sales	$1,180.5	$1,211.9	$2,309.0	$2,348.9
Cost of products sold	1,063.7	1,131.2	2,095.2	2,178.4
Gross profit	116.8	80.7	213.8	170.5
Selling, general and administrative expenses	46.8	47.3	94.4	92.5
Gain (loss) on disposal of property, plant and equipment, net and subsidiary	6.7	1.6	34.2	(2.2)
Asset impairment and other charges, net	4.6	0.7	7.1	1.7
Operating income	72.1	34.3	146.5	74.1
Interest expense	6.5	5.8	14.4	11.1
Interest income	0.4	0.1	0.5	0.1
Other expense, net	6.4	2.6	15.7	6.7
Income before income taxes	59.6	26.0	116.9	56.4
Income tax provision	11.3	4.9	20.9	10.7
Net income	$48.3	$21.1	$96.0	$45.7
Less: Net income (loss) attributable to redeemable and noncontrolling interests	0.6	(0.1)	9.3	(1.2)
Net income attributable to Fresh Del Monte Produce Inc.	$47.7	$21.2	$86.7	$46.9
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Basic	$0.99	$0.44	$1.81	$0.98
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Diluted	$0.99	$0.44	$1.80	$0.98
Dividends declared per ordinary share	$0.20	$0.15	$0.35	$0.30
Weighted average number of ordinary shares:
Basic	48,032,711	47,825,758	47,962,822	47,745,440
Diluted	48,213,033	47,887,123	48,183,287	47,871,704

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(U.S. dollars in millions)

	Quarter ended		Six months ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Net income	$48.3	$21.1	$96.0	$45.7
Other comprehensive income:
Net unrealized gain on derivatives, net of tax	4.3	6.6	4.3	44.4
Net unrealized foreign currency translation gain (loss)	0.7	(14.0)	2.7	(21.4)
Net change in retirement benefit adjustment, net of tax	0.4	0.6	—	0.5
Comprehensive income	$53.7	$14.3	$103.0	$69.2
Less: Comprehensive income (loss) attributable to redeemable and noncontrolling interests	0.6	(0.1)	9.3	(1.2)
Comprehensive income attributable to Fresh Del Monte Produce Inc.	$53.1	$14.4	$93.7	$70.4

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(U.S. dollars in millions)

	Six months ended
	June 30, 2023	July 1, 2022
Operating activities:
Net income	$96.0	$45.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43.7	47.3
Amortization of debt issuance costs	0.2	0.3
Share-based compensation expense	5.1	2.8
Asset impairments	2.8	0.2
Change in uncertain tax positions	0.4	0.3
(Gain) loss on disposal of property, plant and equipment and subsidiary	(34.2)	2.2
Deferred income taxes	(6.1)	(5.8)
Other, net	0.2	(10.9)
Changes in operating assets and liabilities
Receivables	(44.3)	(61.8)
Inventories	81.8	26.7
Prepaid expenses and other current assets	0.4	(0.2)
Accounts payable and accrued expenses	(17.0)	42.3
Other assets and liabilities	3.7	6.0
Net cash provided by operating activities	132.7	95.1
Investing activities:
Capital expenditures	(18.9)	(23.2)
Proceeds from sales of property, plant and equipment	96.8	6.3
Cash paid from settlement of derivatives not designated as hedges	—	(0.2)
Investments in unconsolidated companies	(3.7)	(8.1)
Other investing activities	(0.5)	0.1
Net cash provided by (used in) investing activities	73.7	(25.1)
Financing activities:
Proceeds from debt	232.9	441.7
Payments on debt	(372.2)	(498.1)
Purchase of redeemable noncontrolling interest	(5.2)	—
Distributions to noncontrolling interests	(17.8)	(0.6)
Share-based awards settled in cash for taxes	(0.7)	(0.8)
Dividends paid	(16.8)	(14.3)
Other financing activities	(0.4)	(0.3)
Net cash used in financing activities	(180.2)	(72.4)
Effect of exchange rate changes on cash	0.4	1.9
Net increase (decrease) in cash and cash equivalents	26.6	(0.5)
Cash and cash equivalents, beginning	17.2	16.1
Cash and cash equivalents, ending	$43.8	$15.6
Supplemental cash flow information:
Cash paid for interest	$14.2	$12.1
Cash paid for income taxes	$8.7	$5.3
Non-cash financing and investing activities:
Right-of-use assets obtained in exchange for new operating lease obligations	$36.7	$18.0
Dividends on restricted stock units	$0.4	$—
Accounts receivable obtained from disposition of subsidiary	$17.0	$—
See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(Unaudited) (U.S. dollars in millions, except share data)

	Ordinary Shares Outstanding	Ordinary Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Fresh Del Monte Produce Inc. Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interest
Balance as of December 30, 2022	47,838,680	$0.5	$548.1	$1,397.6	$(41.5)	$1,904.7	$20.9	$1,925.6	$49.4
Exercises of stock options	2,418	—	—	—	—	—	—	—	—
Settlement of restricted stock units	157,648	—	—	—	—	—	—	—	—
Share-based payment expense	—	—	2.3	—	—	2.3	—	2.3	—
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(0.3)
Dividend declared	—	—	0.3	(7.5)	—	(7.2)	—	(7.2)	—
Comprehensive income:
Net income	—	—	—	39.0	—	39.0	8.5	47.5	0.3
Unrealized gain on derivatives, net of tax	—	—	—	—	—	—	—	—	—
Net unrealized foreign currency translation gain	—	—	—	—	2.0	2.0	—	2.0	—
Change in retirement benefit adjustment, net of tax	—	—	—	—	(0.4)	(0.4)	—	(0.4)	—
Comprehensive income						40.6	8.5	49.1	0.3
Balance as of March 31, 2023	47,998,746	$0.5	$550.7	$1,429.1	$(39.9)	$1,940.4	$29.4	$1,969.8	$49.4
Settlement of restricted stock units	88,203	—	—	—	—	—	—	—	—
Share-based payment expense	—	—	2.8	—	—	2.8	—	2.8	—
Dividend declared	—	—	0.1	(9.7)	—	(9.6)	—	(9.6)	—
Distribution to noncontrolling interests	—	—	—	—	—	—	(14.3)	(14.3)	(1.1)
Settlement of redeemable noncontrolling interest	—	—	42.7	—	—	42.7	—	42.7	(47.9)
Comprehensive income:
Net income (loss)	—	—	—	47.7	—	47.7	1.0	48.7	(0.4)
Unrealized gain on derivatives, net of tax	—	—	—	—	4.3	4.3	—	4.3	—
Net unrealized foreign currency translation gain	—	—	—	—	0.7	0.7	—	0.7	—
Change in retirement benefit adjustment, net of tax	—	—	—	—	0.4	0.4	—	0.4	—
Comprehensive income (loss)						53.1	1.0	54.1	(0.4)
Balance as of June 30, 2023	48,086,949	$0.5	$596.3	$1,467.1	$(34.5)	$2,029.4	$16.1	$2,045.5	$—

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(Unaudited) (U.S. dollars in millions, except share data)

	Ordinary Shares Outstanding	Ordinary Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Fresh Del Monte Produce Inc. Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interest
Balance as of December 31, 2021	47,554,695	$0.5	$541.0	$1,327.7	$(66.9)	$1,802.3	$21.7	$1,824.0	$49.5
Settlement of restricted stock units	263,148	—	—	—	—	—	—	—	—
Share-based payment expense	—	—	1.7	—	—	1.7	—	1.7	—
Disposal of noncontrolling interest	—	—	—	—	—	—	0.3	0.3	—
Dividend declared	—	—	—	(7.2)	—	(7.2)	—	(7.2)	—
Comprehensive income:
Net income (loss)	—	—	—	25.8	—	25.8	(0.3)	25.5	(0.8)
Unrealized gain on derivatives, net of tax	—	—	—	—	37.8	37.8	—	37.8	—
Net unrealized foreign currency translation loss	—	—	—	—	(7.4)	(7.4)	—	(7.4)	—
Change in retirement benefit adjustment, net of tax	—	—	—	—	(0.1)	(0.1)	—	(0.1)	—
Comprehensive income (loss)						56.1	(0.3)	55.8	(0.8)
Balance as of April 1, 2022	47,817,843	$0.5	$542.7	$1,346.3	$(36.6)	$1,852.9	$21.7	$1,874.6	$48.7
Exercises of stock options	7,000	—	0.2	—	—	0.2	—	0.2	—
Settlement of restricted stock units	8,131	—	—	—	—	—	—	—	—
Share-based payment expense	—	—	1.1	—	—	1.1	—	1.1	—
Adjustment of noncontrolling interests	—	—	—	—	—	—	0.3	0.3	—
Dividend declared	—	—	—	(7.2)	—	(7.2)	—	(7.2)	—
Comprehensive income:
Net income (loss)	—	—	—	21.2	—	21.2	(0.2)	21.0	0.1
Unrealized gain on derivatives, net of tax	—	—	—	—	6.6	6.6	—	6.6	—
Net unrealized foreign currency translation loss	—	—	—	—	(14.0)	(14.0)	—	(14.0)	—
Change in retirement benefit adjustment, net of tax	—	—	—	—	0.6	0.6	—	0.6	—
Comprehensive income (loss)						14.4	(0.2)	14.2	0.1
Balance as of July 1, 2022	47,832,974	$0.5	$544.0	$1,360.3	$(43.4)	$1,861.4	$21.8	$1,883.2	$48.8
See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  General

Reference in this Report to “Fresh Del Monte”, “we”, “our” and “us” and the “Company” refer to Fresh Del Monte Produce Inc. and its subsidiaries, unless the context indicates otherwise.

Nature of Business

We were incorporated under the laws of the Cayman Islands in 1996. We are one of the world’s leading vertically integrated producers, marketers and distributors of high-quality fresh and fresh-cut fruit and vegetables, as well as a leading producer and marketer of prepared fruit and vegetables, juices, beverages and snacks in Europe, Africa and the Middle East. We market our products worldwide under the Del Monte® brand, a symbol of product innovation, quality, freshness and reliability since 1892. Our major sales markets are organized as follows: North America, Europe, the Middle East (which includes North Africa) and Asia. Our global sourcing and logistics system allows us to provide regular delivery of consistently high-quality produce and value-added services to our customers. Our major production operations are located in North, Central and South America, Asia and Africa. Our products are sourced from company-owned operations and through supply contracts with independent growers.

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

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements for the quarter and six months ended June 30, 2023 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for fair presentation have been included. Operating results for the quarter and six months ended June 30, 2023 are subject to significant seasonal variations and are not necessarily indicative of the results that may be expected for the year ending December 29, 2023. For further information, refer to the Consolidated Financial Statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 30, 2022.

We are required to evaluate events occurring after June 30, 2023 for recognition and disclosure in the unaudited Consolidated Financial Statements for the quarter and six months ended June 30, 2023. Events are evaluated based on whether they represent information existing as of June 30, 2023, which require recognition in the unaudited Consolidated Financial Statements, or new events occurring after June 30, 2023 which do not require recognition but require disclosure if the event is significant to the unaudited Consolidated Financial Statements. We evaluated events occurring subsequent to June 30, 2023 through the date of issuance of these unaudited Consolidated Financial Statements.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

3.  Asset Impairment and Other Charges, Net

The following represents a summary of asset impairment and other charges, net recorded during the quarters and six months ended June 30, 2023 and July 1, 2022 (U.S. dollars in millions):

	Quarter ended			Six months ended
	June 30, 2023			June 30, 2023
	Long-lived and other asset impairment	Exit activity and other charges	Total	Long-lived and other asset impairment	Exit activity and other charges	Total
Fresh and value-added products segment:
Impairment of low productivity grape vines in South America and related costs	$1.7	$0.1	$1.8	$1.7	$0.1	$1.8
Other:
2023 cybersecurity incident expenses (1)	—	1.7	1.7	—	4.2	4.2
Impairment of idle land in Central America	1.1	—	1.1	1.1	—	1.1
Total asset impairment and other charges, net	$2.8	$1.8	$4.6	$2.8	$4.3	$7.1

	Quarter ended			Six months ended
	July 1, 2022			July 1, 2022
	Long-lived and other asset impairment	Exit activity and other charges	Total	Long-lived and other asset impairment	Exit activity and other charges	Total
Banana segment:
Exit costs related to European facility	$—	$0.4	$0.4	$—	$0.4	$0.4
Fresh and value-added products segment:
Impairment of South American farm	0.2	—	0.2	0.2	—	0.2
Other fresh and value-added segment charges	—	0.1	0.1	—	0.1	0.1
Other:
Former President/COO severance expense	—	—	—	—	1.0	1.0
Total asset impairment and other charges, net	$0.2	$0.5	$0.7	$0.2	$1.5	$1.7

(1) $4.2 million charge for the six months ended June 30, 2023 associated with the cybersecurity incident that resulted in costs primarily related to the engagement of specialized legal counsel and other incident response advisors. The Company has cyber incident insurance, with a $1.0 million deductible, and has submitted these charges to its insurer for reimbursement.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

4. Income Taxes

In connection with the examination of the tax returns in two foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing aggregating approximately $156.3 million (including interest and penalties) for tax years 2012 through 2016. We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities as we believe that the proposed adjustments are without technical merit.

In one of the foreign jurisdictions, we are currently contesting tax assessments related to the 2012-2015 audit years and the 2016 audit year in both the administrative court and the judicial court. During 2019 and 2020, we filed actions contesting the tax assessment in the administrative office. Our initial challenge to each of these tax assessments was rejected, and we subsequently lost our appeals at the administrative court. We have subsequently filed actions to contest each of these tax assessments in the country’s judicial courts. In addition, we have filed a request for injunction to the judicial court to stay the tax authorities' collection efforts for these two tax assessments, pending final judicial decisions. The court granted our injunction with respect to the 2016 audit year, however denied our injunction with respect to the 2012-2015 audit years. We timely appealed the denial of the injunction, and on August 10, 2022 the appellate court overturned the denial and granted our injunction for the 2012-2015 audit years. Pursuant to local law, we registered real estate collateral with an approximate fair market value of $7.0 million in connection with the grant of the 2016 audit year injunction. This real estate collateral has a net book value of $3.8 million as of the quarter ended June 30, 2023. In addition, in connection with the grant of the 2012-2015 audit year injunction, we registered real estate collateral with an approximate fair market value of $28.0 million, and a net book value of $4.6 million as of the quarter ended June 30, 2023. The registration of this real estate collateral does not affect our operations in the country.

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

Income tax provision was $11.3 million for the quarter ended June 30, 2023 compared with $4.9 million for the quarter ended July 1, 2022, and was $20.9 million for the six months ended June 30, 2023 compared with $10.7 million for the six months ended July 1, 2022. The increase in the income tax provision in both periods was primarily due to increased earnings in certain higher tax jurisdictions combined with the tax effect related to the sale of our plastics business subsidiary in the second quarter. In addition, the increase in the income tax provision for the six months ended June 30, 2023 also reflects the tax effects of our asset sales in Saudi Arabia and North America during the first quarter of the year.

5.  Allowance for Credit Losses

We estimate expected credit losses on our trade receivables and financing receivables in accordance with Accounting Standards Codification (“ASC”) 326 - Financial Instruments - Credit Losses.

Trade Receivables

Trade receivables as of June 30, 2023 were $418.4 million, net of an allowance of $22.6 million. Our allowance for trade receivables consists of two components: an $8.1 million allowance for credit losses and a $14.5 million allowance for customer claims accounted for under the scope of ASC 606 - Revenue Recognition.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

5.  Allowance for Credit Losses (continued)

The table below presents a rollforward of our trade receivable allowance for credit losses for the six months ended June 30, 2023 and July 1, 2022 (U.S. dollars in millions):

	Six months ended
Trade receivables	June 30, 2023	July 1, 2022
Allowance for credit losses:
Balance, beginning of period	$9.3	$10.2
Provision for uncollectible amounts	1.0	(0.3)
Deductions to allowance related to write-offs	(2.2)	(0.3)
Foreign exchange effects	—	(0.2)
Reclassifications(1)	—	(0.3)
Balance, end of period	$8.1	$9.1

(1) $0.3 million reclassification to the long-term allowance for credit losses, presented in other noncurrent assets on our Consolidated Balance Sheets, from short-term during the six months ended July 1, 2022. The amount in the long-term allowance related to trade receivables as of June 30, 2023 is not material to our Consolidated Financial Statements.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

5.  Allowance for Credit Losses (continued)

The following table details the advances to growers and suppliers based on their credit risk profile (U.S. dollars in millions):

	June 30, 2023		December 30, 2022
	Current	Past-Due	Current	Past-Due
Gross advances to growers and suppliers	$26.9	$10.1	$44.6	$5.6

The allowance for advances to growers and suppliers for the six months ended June 30, 2023 and July 1, 2022 were as follows (U.S. dollars in millions):

	Six months ended
	June 30, 2023	July 1, 2022
Allowance for advances to growers and suppliers:
Balance, beginning of period	$4.9	$1.8
Provision for uncollectible amounts	2.7	0.3
Deductions to allowance related to write-offs	—	(0.1)
Balance, end of period	$7.6	$2.0

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

Stock-based compensation expense related to RSUs and PSUs is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and is comprised as follows (U.S. dollars in millions):

	Quarter ended		Six months ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
RSUs/PSUs	$2.9	$1.1	$5.1	$2.8

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

6.  Share-Based Compensation (continued)

Restricted Stock Units and Performance Stock Units

The following table lists the RSUs and PSUs awarded under the 2022 Plan and the Prior Plan during the six months ended June 30, 2023 and July 1, 2022:

Date of Award	Type of award	Units awarded	Price per share
For the six months ended June 30, 2023
May 4, 2023	RSU	39,662	$26.51
March 2, 2023	PSU	91,997	32.13
March 2, 2023	RSU	215,627	32.13
For the six months ended July 1, 2022
June 15, 2022	RSU	105,614	$23.71
June 15, 2022	PSU	46,222	23.71
June 2, 2022	RSU	41,307	25.42

Under the 2022 Plan and Prior Plan, each RSU/PSU represents a contingent right to receive one of our ordinary shares. The PSUs are subject to meeting minimum performance criteria set by the Compensation Committee of our Board of Directors. The actual number of shares the recipient receives is determined based on the results achieved versus performance goals. Those performance goals are based on exceeding a measure of our earnings. Depending on the results achieved, the actual number of shares that an award recipient receives at the end of the period may range from 0% to 100% of the award units granted, or as it relates to 2023 PSU awards granted to our Chairman and Chief Executive Officer, 0% to 125% of the award units granted. Provided such criteria are met, the PSUs granted during 2023 and prior to 2022 vest in three equal annual installments on each of the next three anniversary dates. PSUs granted during 2022 vest in three equal installments in 1) June and July 2023, 2) March 2024, and 3) March 2025. All PSU vesting is contingent on the recipient's continued employment with us.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

7.  Inventories, net

Inventories consisted of the following (U.S. dollars in millions):

	June 30, 2023	December 30, 2022
Finished goods	$205.4	$205.8
Raw materials and packaging supplies	173.4	233.2
Growing crops	204.5	230.0
Total inventories, net	$583.3	$669.0

8.  Debt and Finance Lease Obligations

The following is a summary of long-term debt and finance lease obligations (U.S. dollars in millions):

	June 30, 2023	December 30, 2022
Senior unsecured revolving credit facility (see Credit Facility below)	$400.5	$539.8
Finance lease obligations	8.0	8.6
Total debt and finance lease obligations	408.5	548.4
Less: Current maturities	(1.4)	(1.3)
Long-term debt and finance lease obligations	$407.1	$547.1

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

The Second A&R Credit Agreement requires us to comply with certain financial and other covenants. Specifically, it requires us to maintain a 1) Consolidated Leverage Ratio of not more than 3.50 to 1.00 at any time during any period of four consecutive fiscal quarters, subject to certain exceptions and 2) a minimum Consolidated Interest Coverage Ratio of not less than 2.25 to 1.00 as of the end of any fiscal quarter. Additionally, it requires us to comply with certain other covenants, including limitations on capital expenditures, stock repurchases, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales, and mergers. Under the Second A&R Credit Agreement, we are permitted to declare or pay cash dividends in any fiscal year up to an amount that does not exceed the greater of (i) an amount equal to the greater of (A) 50% of the Consolidated Net Income (as defined in the Second A&R Credit Agreement) for the immediately preceding fiscal year or (B) $25 million or (ii) the greatest amount which would not cause the Consolidated Leverage Ratio (determined on a pro forma basis) to exceed 3.25 to 1.00. It also provides an allowance for stock repurchases to be an amount not exceeding the greater of (i) $150 million in the aggregate or (ii) the amount that, after giving pro forma effect thereto and any related borrowings, will not cause the Consolidated Leverage Ratio to exceed 3.25 to 1.00. As of June 30, 2023, we were in compliance with all of the covenants contained in the Second A&R Credit Agreement.

Debt issuance costs of $0.4 million and $0.6 million are included in other noncurrent assets on our Consolidated Balance Sheets as of June 30, 2023 and December 30, 2022, respectively.

We also have a renewable 364-day, $25.0 million letter of credit facility with Rabobank Nederland.

The following is a summary of the material terms of the Revolving Credit Facility and other working capital facilities at June 30, 2023 (U.S. dollars in millions):

	Term	Maturity date	Interest rate	Borrowing limit	Available borrowings
Bank of America credit facility	5 years	October 1, 2024	6.40%	$900.0	$499.5
Rabobank letter of credit facility	364 days	June 13, 2024	Varies	25.0	16.2
Other working capital facilities	Varies	Varies	Varies	27.2	8.9
				$952.2	$524.6

The margin for SOFR advances as of June 30, 2023 was 1.125%.

The Revolving Credit Facility permits borrowings under the revolving commitment with an interest rate determined based on our leverage ratio and spread over SOFR. In addition, we pay a fee on unused commitments.

As of June 30, 2023, we applied $36.3 million to letters of credit and bank guarantees issued from Rabobank Nederland, Bank of America, and other banks.

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

The revised estimate associated with the clean-up costs, and on which our accrual is based, is $2.7 million. As of June 30, 2023, $2.4 million was included in other noncurrent liabilities, and $0.3 million was included in accounts payable and accrued expenses in the Consolidated Balance Sheets for the Kunia Well Site clean-up. We expect to expend approximately $0.3 million in 2023, $0.6 million in 2024, $0.5 million in 2025, $0.4 million in 2026, and $0.1 million in 2027.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

10.  Earnings Per Share

Basic and diluted net income per ordinary share is calculated as follows (U.S. dollars in millions, except share and per share data):

	Quarter ended		Six months ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Numerator:
Net income attributable to Fresh Del Monte Produce Inc.	$47.7	$21.2	$86.7	$46.9

Denominator:
Weighted average number of ordinary shares - Basic	48,032,711	47,825,758	47,962,822	47,745,440
Effect of dilutive securities - share-based awards	180,322	61,365	220,465	126,264
Weighted average number of ordinary shares - Diluted	48,213,033	47,887,123	48,183,287	47,871,704

Antidilutive awards (1)	285,463	104,707	285,463	104,707

Net income per ordinary share attributable to Fresh Del Monte Produce Inc.:
Basic	$0.99	$0.44	$1.81	$0.98
Diluted	$0.99	$0.44	$1.80	$0.98

(1)Certain unvested RSUs and PSUs are not included in the calculation of net income per ordinary share because the effect would have been antidilutive.

11.  Retirement and Other Employee Benefits

The following table sets forth the net periodic benefit costs of our defined benefit pension plans and post-retirement benefit plans (U.S. dollars in millions):

	Quarter ended		Six months ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Service cost	$1.4	$1.4	$2.8	$2.9
Interest cost	1.8	1.4	3.6	2.7
Expected return on assets	(0.8)	(0.7)	(1.6)	(1.4)
Amortization of net actuarial loss	0.1	0.1	0.3	0.3
Net periodic benefit costs	$2.5	$2.2	$5.1	$4.5

We provide certain other retirement benefits to certain employees who are not U.S.-based and are not included above. Generally, benefits under these programs are based on an employee’s length of service and level of compensation. These programs are immaterial to our consolidated financial statements. The net periodic benefit costs related to other non-U.S. based plans is $1.5 million for the quarter ended June 30, 2023 and $0.9 million for the quarter ended July 1, 2022. The net periodic benefit costs related to other non-U.S. based plans is $1.9 million for the six months ended June 30, 2023 and $1.7 million for the six months ended July 1, 2022.

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

•Banana

•Other products and services - includes our third-party freight and logistic services business and our Jordanian poultry and meats business.

We evaluate performance based on several factors, of which net sales and gross profit are the primary financial measures (U.S. dollars in millions):

	Quarter ended
	June 30, 2023		July 1, 2022
Segments:	Net Sales	Gross Profit	Net Sales	Gross Profit
Fresh and value-added products	$677.6	$62.1	$732.4	$49.4
Banana	448.8	50.5	421.6	22.2
Other products and services	54.1	4.2	57.9	9.1
Totals	$1,180.5	$116.8	$1,211.9	$80.7

	Six months ended
	June 30, 2023		July 1, 2022
Segments:	Net Sales	Gross Profit	Net Sales	Gross Profit
Fresh and value-added products	$1,321.0	$109.1	$1,405.1	$93.8
Banana	873.9	93.7	827.6	60.0
Other products and services	114.1	11.0	116.2	16.7
Totals	$2,309.0	$213.8	$2,348.9	$170.5

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

12.  Business Segment Data (continued)
The following table indicates our net sales by geographic region (U.S. dollars in millions):

	Quarter ended		Six months ended
Net sales by geographic region:	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
North America	$704.2	$744.4	$1,371.4	$1,434.4
Europe	224.5	201.4	441.0	400.9
Asia	132.2	133.4	244.3	247.6
Middle East	100.6	111.6	202.4	214.7
Other	19.0	21.1	49.9	51.3
Totals	$1,180.5	$1,211.9	$2,309.0	$2,348.9

The following table indicates our net sales by product (U.S. dollars in millions) and, in each case, the percentage of the total represented thereby:

	Quarter ended				Six months ended
	June 30, 2023		July 1, 2022		June 30, 2023		July 1, 2022
Fresh and value-added products:
Fresh-cut fruit	$153.0	13%	$145.5	12%	$277.7	12%	$267.4	12%
Fresh-cut vegetables	82.5	7%	89.5	7%	164.4	7%	173.1	7%
Pineapples	172.5	15%	166.2	14%	322.4	14%	297.8	13%
Avocados	74.7	6%	107.7	9%	139.4	6%	197.6	8%
Non-tropical fruit	41.4	3%	64.0	5%	102.7	4%	127.4	5%
Prepared foods	69.5	6%	74.6	6%	136.1	6%	148.6	6%
Melons	28.0	2%	25.8	2%	73.5	3%	69.5	3%
Tomatoes	5.3	—%	6.5	1%	10.7	—%	13.0	1%
Vegetables	32.0	3%	29.5	2%	58.5	3%	65.5	3%
Other fruit and vegetables	18.7	2%	23.1	2%	35.6	2%	45.2	2%
Total fresh and value-added products	677.6	57%	732.4	60%	1,321.0	57%	1,405.1	60%
Banana	448.8	38%	421.6	35%	873.9	38%	827.6	35%
Other products and services	54.1	5%	57.9	5%	114.1	5%	116.2	5%
Totals	$1,180.5	100%	$1,211.9	100%	$2,309.0	100%	$2,348.9	100%

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)
13.  Derivative Financial Instruments (continued)

Certain of our derivative instruments contain provisions that require the current credit relationship between us and our counterparty to be maintained throughout the term of the derivative instruments. If that credit relationship changes, certain provisions could be triggered, and the counterparty could request immediate collateralization of derivative instruments in a net liability position above a certain threshold. The aggregate fair value of all derivative instruments with a credit-risk-related contingent feature that are in a liability position on June 30, 2023 is $3.9 million. As of June 30, 2023, no triggering event has occurred and thus we are not required to post collateral.

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

Foreign Currency Hedges

Our results of operations and financial condition are exposed to fluctuations in currency exchange rates against the U.S. dollar, and we mitigate that exposure by entering into foreign currency forward contracts. Certain of our subsidiaries periodically enter into foreign currency forward contracts in order to hedge portions of forecasted sales or cost of sales denominated in foreign currencies, which generally mature within one year. At June 30, 2023, our foreign currency forward contracts hedge a portion of our 2023 foreign currency exposure.

The foreign currency forward contracts qualifying as cash flow hedges were designated as single-purpose cash flow hedges of forecasted cash flows.

We had the following outstanding foreign currency forward contracts as of June 30, 2023 (in millions):

Foreign currency contracts qualifying as cash flow hedges:	Notional amount
Euro	EUR	74.2
British pound	GBP	18.1
Japanese yen	JPY	727.2
Chilean peso	CLP	11,199.0
Kenyan shilling	KES	1,960.7
Korean won	KRW	8,000.0

Interest Rate Contracts

Our results of operations and financial condition are exposed to fluctuations in variable interest rates, and we mitigate that exposure by entering into interest rate swaps. During 2018, we entered into interest rate swaps in order to hedge the risk of the fluctuation on future interest payments related to our variable rate LIBOR-based borrowings through 2028. We amended our Second A&R Credit Agreement and our interest rate swaps to transition from LIBOR to SOFR as a reference rate effective January 3, 2023. Refer to our discussion of New Accounting Pronouncements in Note 2, “Recently Issued Accounting Pronouncements” for further information.

Gains or losses on interest rate swaps are recorded in other comprehensive income and are subsequently reclassified into earnings as the interest expense on debt is recognized in earnings. At June 30, 2023, the notional value of interest rate contracts outstanding was $400.0 million, with $200.0 million maturing in June 2024 and the remaining $200.0 million maturing in 2028. Refer to Note 8, “Debt and Finance Lease Obligations.”

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

13.  Derivative Financial Instruments (continued)

The following table reflects the fair values of derivative instruments, which are designated as level 2 in the fair value hierarchy, as of June 30, 2023 and December 30, 2022 (U.S. dollars in millions):

	Derivatives designated as hedging instruments (1)
	Foreign exchange contracts		Interest rate swaps		Total
Balance Sheet location:	June 30, 2023	December 30, 2022	June 30, 2023	December 30, 2022	June 30, 2023	December 30, 2022
Asset derivatives:
Prepaid expenses and other current assets	$1.2	$—	$4.7	$—	$5.9	$—
Other noncurrent assets	—	—	9.5	15.8	9.5	15.8
Total asset derivatives	$1.2	$—	$14.2	$15.8	$15.4	$15.8

Liability derivatives:
Accounts payable and accrued expenses	$3.9	$6.5	$—	$—	$3.9	$6.5
Other noncurrent liabilities	—	0.2	—	—	—	0.2
Total liability derivatives	$3.9	$6.7	$—	$—	$3.9	$6.7

(1) See Note 14, “Fair Value Measurements,” for fair value disclosures.

We expect that $6.3 million of the net fair value of our cash flow hedges recognized as a net gain in accumulated other comprehensive loss will be transferred to earnings during the next 12 months, and the remaining net gain of $4.8 million over the following 5 years, along with the earnings effect of the related forecasted transactions.

The following table reflects the effect of derivative instruments on the Consolidated Statements of Comprehensive Income for the quarters and six months ended June 30, 2023 and July 1, 2022 (U.S. dollars in millions):

	Net amount of gain (loss) recognized in other comprehensive income (loss) on derivatives
	Quarter ended		Six months ended
Derivative instruments	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Foreign exchange contracts	$(0.4)	$2.2	$4.5	$19.8
Interest rate swaps, net of tax	4.7	4.4	(0.2)	24.6
Total	$4.3	$6.6	$4.3	$44.4

Refer to Note 15, “Accumulated Other Comprehensive Loss,” for the effect of derivative instruments on the Consolidated Statements of Operations related to amounts reclassified from accumulated other comprehensive loss for the quarters and six months ended June 30, 2023 and July 1, 2022.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

14.  Fair Value Measurements (continued)

The following table provides a summary of the fair values of our derivative financial instruments measured on a recurring basis (U.S. dollars in millions):

Fair value measurements
	Foreign currency forward contracts, net liability		Interest rate contracts, net asset
	June 30, 2023	December 30, 2022	June 30, 2023	December 30, 2022
Quoted prices in active markets for identical assets (Level 1)	$—	$—	$—	$—
Significant observable inputs (Level 2)	(2.7)	(6.7)	14.2	15.8
Significant unobservable inputs (Level 3)	—	—	—	—

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

In addition, we currently have certain definite-lived intangible assets related to our fresh and value-added products segment which arose from an acquisition and had an aggregate carrying value of $98.5 million as of the quarter ended June 30, 2023. The carrying values of these definite-lived intangible assets are sensitive to changes in estimated cash flows. Our current estimates of future cash flows depend on our ability to demonstrate successful implementation of our strategies to improve sales and profitability from these activities over the upcoming quarters. If we are unable to demonstrate successful implementation of these strategies, it could lead to impairment of some or all of these assets.

Assets held for sale, which had a carrying amount of $1.3 million as of June 30, 2023, primarily consists of an ocean-going vessel. Assets held for sale are recognized at the lower of cost or fair value less cost to sell. The fair value measurements for our held for sale assets are generally based on Level 3 inputs, which include information obtained from third-party appraisals.

During the six months ended June 30, 2023, our 60% owned joint venture in Saudi Arabia completed the sale of two distribution centers and related assets which were previously held for sale. We received net proceeds of $66.1 million from the sale of these assets and recorded a gain of $20.5 million which is reflected in gain (loss) on disposal of property, plant and equipment, net and subsidiary on our Consolidated Statement of Operations. Contemporaneously with the execution of the sale and purchase agreement, we entered into an operating lease agreement in which we leased back approximately 31% of the

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

14.  Fair Value Measurements (continued)

facilities for a term of five years. The lease agreement allows for an option to renew for additional terms, subject to the written agreement of both parties.

During the six months ended June 30, 2023, we completed the sale of an idle production facility in North America which was previously held for sale. We received net proceeds of $23.0 million from the sale of this asset and recorded a gain of $7.0 million which is reflected in gain (loss) on disposal of property, plant and equipment, net and subsidiary on our Consolidated Statement of Operations. Contemporaneously with the execution of the sale and purchase agreement, we entered into an operating lease agreement in which we leased back a portion of the facility for a term of 21 months.

During the quarter ended June 30, 2023, we also completed the sale of our plastics business subsidiary in South America for total cash consideration of $17.0 million, and recorded a gain on sale of $3.8 million which is reflected in gain (loss) on disposal of property, plant and equipment, net and subsidiary on our Consolidated Statement of Operations. We received $14.0 million of the proceeds in July 2023 and the remaining $3.0 million will be received in three equal and successive semi-annual installments. As of the quarter ended June 30, 2023, $16.0 million of the consideration is reflected in other accounts receivable on our Consolidated Balance Sheet while the remaining $1.0 million is reflected in other noncurrent assets. The total consideration associated with the sale is subject to customary post-closing adjustments. The assets and liabilities associated with this business were previously classified as held for sale as of the quarter ended March 31, 2023 and had a net carrying amount of $13.0 million at the time of closing.

In addition to the above asset sales, during the six months ended June 30, 2023 we received proceeds of $7.6 million from the sale of other assets previously held for sale and recorded an additional gain of $4.8 million which is reflected in gain (loss) on disposal of property, plant and equipment, net and subsidiary on our Consolidated Statement of Operations.

15.  Accumulated Other Comprehensive Loss

The following table includes the changes in accumulated other comprehensive loss by component (U.S. dollars in millions):

	Changes in Accumulated Other Comprehensive Loss by Component (1)
	Cash Flow Hedges		Foreign Currency Translation Adjustment		Retirement Benefit Adjustment	Total
	Six months ended June 30, 2023
Balance at December 30, 2022	$6.0		$(36.0)		$(11.5)	$(41.5)
Other comprehensive income (loss) before reclassifications	6.3	(3)	2.7	(2)	(0.4)	8.6
Amounts reclassified from accumulated other comprehensive loss	(2.0)		—		0.4	(1.6)
Net current period other comprehensive income (loss)	4.3		2.7		—	7.0
Balance at June 30, 2023	$10.3		$(33.3)		$(11.5)	$(34.5)

	Six months ended July 1, 2022
Balance at December 31, 2021	$(40.9)		$(17.4)		$(8.6)	$(66.9)
Other comprehensive income (loss) before reclassifications	44.8	(3)	(21.4)	(2)	0.1	23.5
Amounts reclassified from accumulated other comprehensive loss	(0.4)		—		0.4	—
Net current period other comprehensive income (loss)	44.4		(21.4)		0.5	23.5
Balance at July 1, 2022	$3.5		$(38.8)		$(8.1)	$(43.4)

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

15.  Accumulated Other Comprehensive Loss (continued)

(1) All amounts are net of tax and noncontrolling interest.
(2) Includes losses of $0.4 million and $7.0 million for the six months ended June 30, 2023 and six months ended July 1, 2022, respectively, on intra-entity foreign currency transactions that are of a long-term-investment nature.
(3) Includes a tax effect of $1.4 million and $(3.6) million for the six months ended June 30, 2023 and six months ended July 1, 2022, respectively.

The following table includes details about amounts reclassified from accumulated other comprehensive loss by component (U.S. dollars in millions):

	Amount of (gain) loss reclassified from accumulated other comprehensive loss
	June 30, 2023		July 1, 2022
Details about accumulated other comprehensive loss components	Quarter ended	Six months ended	Quarter ended	Six months ended	Affected line item in the statement where net income is presented
Cash flow hedges:
Designated as hedging instruments:
Foreign currency cash flow hedges	$(0.2)	$(0.3)	$(7.8)	$(9.4)	Net sales
Foreign currency cash flow hedges	—	2.2	0.9	4.1	Cost of products sold
Interest rate swaps	(2.2)	(3.9)	2.1	4.9	Interest expense
Total	$(2.4)	$(2.0)	$(4.8)	$(0.4)
Amortization of retirement benefits:
Actuarial losses	0.2	0.3	0.2	0.4	Other expense, net
Curtailment and settlement losses	0.1	0.1	—	—	Other expense, net
Total	$0.3	$0.4	$0.2	$0.4

16.  Shareholders’ Equity

Our shareholders have authorized 50,000,000 preferred shares at $0.01 par value, of which none are issued or outstanding at June 30, 2023, and 200,000,000 ordinary shares at $0.01 par value, of which 48,086,949 are issued and outstanding at June 30, 2023.

The below is a summary of the dividends paid per share during the six months ended June 30, 2023 and July 1, 2022. These dividends were declared and paid within the same fiscal quarter.

Six months ended
June 30, 2023		July 1, 2022
Dividend Payment Date	Cash Dividend per Ordinary Share	Dividend Payment Date	Cash Dividend per Ordinary Share
June 9, 2023	$0.20	June 10, 2022	$0.15
March 31, 2023	0.15	April 1, 2022	0.15

We paid $16.8 million in dividends during the six months ended June 30, 2023 and $14.3 million in dividends during the six months ended July 1, 2022.

On August 1, 2023, our Board of Directors declared a quarterly cash dividend of twenty cents ($0.20) per share, payable on September 8, 2023, to shareholders of record on August 16, 2023.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

17. Redeemable Noncontrolling Interest Acquisition

As part of the Mann Packing acquisition in 2018, we acquired a put option exercisable by the 25% shareholder of one of the acquired subsidiaries. The put option allowed the noncontrolling shareholder to sell its 25% noncontrolling interest to us for a multiple of the subsidiary's adjusted earnings. As the put option was outside of our control, the carrying value of the 25% noncontrolling interest was presented as a redeemable noncontrolling interest outside of permanent equity on our Consolidated Balance Sheet. At each reporting period, the redeemable noncontrolling interest was recognized at the higher of (1) the initial carrying amount adjusted for accumulated earnings and distributions or (2) the contractually-defined redemption value as of the balance sheet date.

During the quarter ended June 30, 2023, the noncontrolling shareholder exercised its put option right and accordingly, we closed the purchase of the remaining 25% of this subsidiary for $5.2 million in cash consideration. The transaction was accounted for as an equity transaction, with the differential between the redeemable noncontrolling interest carrying amount at the time of closing and the cash purchase price being recognized as a $42.7 million increase in paid-in capital within shareholders' equity on our Consolidated Balance Sheet.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are one of the world’s leading vertically integrated producers, marketers and distributors of high-quality fresh and fresh-cut fruit and vegetables, as well as a leading producer and marketer of prepared fruit and vegetables, juices, beverages and snacks in Europe, Africa and the Middle East. We market our products worldwide under the Del Monte® brand, a symbol of product innovation, quality, freshness and reliability since 1892. Our major sales markets are organized as follows: North America, Europe, the Middle East (which includes North Africa) and Asia. Our global sourcing and logistics system allows us to provide regular delivery of consistently high-quality produce and value-added services to our customers. Our major production operations are located in North, Central and South America, Asia and Africa.

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

Optimization Program

During fiscal 2020, we began a comprehensive review of our asset portfolio, which we continuously update, aimed at identifying non-strategic and underutilized assets to dispose of while reducing costs and driving further efficiencies in our operations. As a result of the review, we identified assets across all of our regions, primarily consisting of underutilized facilities and land, which we made a strategic decision to sell. During the first six months of 2023, we completed the sales of various assets including two distribution centers and related assets in Saudi Arabia, an idle production facility in North America, our plastics business subsidiary, and land assets in South and Central America.

Income Taxes

In connection with the examination of the tax returns in two foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing aggregating approximately $156.3 million (including interest and penalties) for tax years 2012 through 2016. We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities as we believe that the proposed adjustments are without technical merit.

In one of the foreign jurisdictions, we are currently contesting tax assessments related to the 2012-2015 audit years and the 2016 audit year in both the administrative court and the judicial court. During 2019 and 2020, we filed actions contesting the tax assessment in the administrative office. Our initial challenge to each of these tax assessments was rejected, and we subsequently lost our appeals at the administrative court. We have subsequently filed actions to contest each of these tax assessments in the country’s judicial courts. In addition, we have filed a request for injunction to the judicial court to stay the tax authorities' collection efforts for these two tax assessments, pending final judicial decisions. The court granted our injunction with respect to the 2016 audit year, however denied our injunction with respect to the 2012-2015 audit years. We timely appealed the denial of the injunction, and on August 10, 2022 the appellate court overturned the denial and granted our injunction for the 2012-2015 audit years. Pursuant to local law, we registered real estate collateral with an approximate fair market value of $7.0 million in connection with the grant of the 2016 audit year injunction. This real estate collateral has a net book value of $3.8 million as of the quarter ended June 30, 2023. In addition, in connection with the grant of the 2012-2015 audit year injunction, we registered real estate collateral with an approximate fair market value of $28.0 million, and a net book value of $4.6 million as of the quarter ended June 30, 2023. The registration of this real estate collateral does not affect our operations in the country.

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

RESULTS OF OPERATIONS

Consolidated Financial Results

The following summarizes the more significant factors impacting our operating results for the 13-week and 26-week periods ended June 30, 2023 (also referred to as the “second quarter of 2023” and “first six months of 2023,” respectively) and July 1, 2022 (also referred to as the “second quarter of 2022” and “first six months of 2022,” respectively).

	Quarter ended		Six months ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Net sales	$1,180.5	$1,211.9	$2,309.0	$2,348.9
Gross profit	116.8	80.7	213.8	170.5
Selling, general and administrative expenses	46.8	47.3	94.4	92.5
Operating income	72.1	34.3	146.5	74.1

Net sales - Net sales were $1,180.5 million for the second quarter of 2023 compared with $1,211.9 million for the second quarter of 2022, and were $2,309.0 million for the first six months of 2023 compared with $2,348.9 million for the first six months of 2022. In both periods, the net sales variance was primarily driven by the fresh and value-added products segment, specifically lower per unit pricing of avocados due to market conditions and lower sales volume of non-tropical fruit. This was partially offset by higher net sales in our banana segment, driven by both higher per unit selling prices and sales volumes.

Gross profit - Gross profit for the second quarter of 2023 was $116.8 million compared with $80.7 million in the second quarter of 2022, an increase of 45%, and was $213.8 million for the first six months of 2023 compared with $170.5 million for the first six months of 2022, an increase of 25%. In both periods, gross profit benefited from lower product and distribution costs in the fresh and value-added products segment combined with higher banana profitability. Gross profit in the first six months of 2023 included $1.8 million of other product-related charges mostly consisting of inventory write-offs in connection with the sale of two distribution centers in Saudi Arabia. There were no other product-related charges in the prior-year period.

Selling, general and administrative expenses - Selling, general and administrative expenses for the second quarter of 2023 remained relatively in line when compared with the prior-year period. For the first six months of 2023, selling, general and administrative expenses increased by $1.9 million, or 2%, when compared with the first six months of 2022 primarily driven by higher advertising and promotional expenses, professional services costs, and employee compensation.

Gain (loss) on disposal of property, plant and equipment, net and subsidiary - The gain (loss) on disposal of property, plant and equipment, net and subsidiary for the second quarter of 2023 of $6.7 million primarily included a $3.8 million gain on the sale of our plastics business subsidiary in South America and gains on the sales of land assets in South and Central America. Partially offsetting the net gain was a loss on the disposal of low-yielding banana crops in Central America. For the first six months of 2023, gain (loss) on disposal of property, plant and equipment, net and subsidiary was $34.2 million and also included a $20.5 million gain on the sale of two distribution centers and related assets in Saudi Arabia and a $7.0 million gain on the sale of an idle production facility in North America.

The gain (loss) on disposal of property, plant and equipment, net and subsidiary of $1.6 million during the second quarter of 2022 primarily related to a gain on the sale of vacant land in Mexico. For the first six months of 2022, gain (loss) on disposal of property, plant and equipment, net and subsidiary of $(2.2) million also included a loss on the disposal of low-yielding banana plants in Central America.

Asset impairment and other charges, net - Asset impairment and other charges, net of $4.6 million in the second quarter of 2023 primarily consisted of impairment charges related to low productivity grape vine plantations in South America and idle land in Central America. In addition, the second quarter and first six months of 2023 also included expenses incurred in connection with a cybersecurity incident which occurred during early 2023. The incident temporarily impacted certain of our operational and information technology systems. We were able to promptly recover our critical operational data and business systems and accordingly, the incident did not have a material impact on our financial results for the first six months of 2023 and is not expected to have a material impact on future quarters. However, we did incur incremental costs primarily related to the engagement of specialized legal counsel and other incident response advisors. We maintain cyber incident insurance with a deductible of $1.0 million and expect to recover a significant portion of the incurred charges above our deductible.

Asset impairment and other charges, net of $0.7 million during the second quarter of 2022 primarily consisted of severance expense associated with the exit from a European facility. For the first six months of 2022, asset impairment and other charges, net of $1.7 million also included severance expense in connection with the departure of our former President and Chief Operating Officer.

Operating income - Operating income increased by $37.8 million in the second quarter of 2023 and increased by $72.4 million in the first six months of 2023 when compared with the respective prior-year periods. The increase in operating income in both periods was primarily driven by higher gross profit combined with the favorable impact of the net gain on disposal of property, plant, and equipment and the plastics business subsidiary, partially offset by higher asset impairment and other charges, net.

Interest expense - Interest expense was higher in the second quarter and first six months of 2023 when compared with the respective prior-year periods due to higher interest rates, partially offset by lower average debt balances.

Other expense, net - Other expense, net increased by $3.8 million in the second quarter of 2023 and by $9.0 million in the first six months of 2023 when compared with the respective prior-year periods, mainly due to higher foreign currency related losses which were primarily driven by unrealized losses on balance sheet remeasurement.

Income tax provision - Income tax provision increased to $11.3 million for the second quarter of 2023 compared with $4.9 million for the second quarter of 2022, and increased to $20.9 million for the first six months of 2023 compared with $10.7 million for the first six months of 2022. The increase in the income tax provision in both periods was primarily due to increased earnings in certain higher tax jurisdictions combined with the tax effect related to the sale of our plastics business subsidiary. In addition, the increase in the income tax provision for the first six months of 2023 also reflects the tax effects of our asset sales in Saudi Arabia and North America during the first quarter of the year.

Financial Results by Segment

The following table presents net sales and gross profit by segment (U.S. dollars in millions), and in each case, the percentage of the total represented thereby and gross margin percentage:

	Quarter ended
	June 30, 2023					July 1, 2022
Segment	Net Sales		Gross Profit		Gross Margin	Net Sales		Gross Profit		Gross Margin
Fresh and value-added products	$677.6	57%	$62.1	53%	9.2%	$732.4	60%	$49.4	61%	6.7%
Banana	448.8	38%	50.5	43%	11.3%	421.6	35%	22.2	28%	5.3%
Other products and services	54.1	5%	4.2	4%	7.8%	57.9	5%	9.1	11%	15.6%
Totals	$1,180.5	100%	$116.8	100%	9.9%	$1,211.9	100%	$80.7	100%	6.7%

	Six months ended
	June 30, 2023					July 1, 2022
	Net Sales		Gross Profit		Gross Margin	Net Sales		Gross Profit		Gross Margin
Fresh and value-added products	$1,321.0	57%	$109.1	51%	8.3%	$1,405.1	60%	$93.8	55%	6.7%
Banana	873.9	38%	93.7	44%	10.7%	827.6	35%	60.0	35%	7.2%
Other products and services	114.1	5%	11.0	5%	9.6%	116.2	5%	16.7	10%	14.4%
Totals	$2,309.0	100%	$213.8	100%	9.3%	$2,348.9	100%	$170.5	100%	7.3%

Second Quarter of 2023 Compared with Second Quarter of 2022

Fresh and value-added products

Net sales for the second quarter of 2023 were $677.6 million compared with $732.4 million in the prior-year period, primarily as a result of lower per unit selling prices of avocados due to market conditions combined with lower sales volumes of non-tropical fruit. Partially offsetting this decrease were higher net sales of fresh-cut fruit, pineapples, vegetables and melons due to higher per unit selling prices and higher avocado sales volumes.

Gross profit for the second quarter of 2023 was $62.1 million compared with $49.4 million in the prior-year period, an increase of 26%. The increase in gross profit was driven by higher per unit selling prices for most product categories in the segment and lower distribution and ocean freight costs. Additionally, higher gross profit of avocados, due to lower per unit product cost, and higher demand of our Honeyglow® and Pinkglow® pineapple varieties, positively impacted gross profit. Partially offsetting the increase were higher production and procurement costs across most product categories which continue to be impacted by lingering inflationary pressures as well as the foreign exchange impact of a stronger Costa Rican colon. Gross margin increased to 9.2% compared with 6.7% in the prior-year period.

Banana

Net sales for the second quarter of 2023 were $448.8 million compared with $421.6 million in the prior-year period, primarily as a result of higher per unit selling prices in Europe and North America combined with higher sales volume in Asia, Europe, and North America.

Gross profit for the second quarter of 2023 was $50.5 million compared with $22.2 million in the prior-year period, an increase of 127%. The increase in gross profit was impacted by lower distribution and ocean freight costs and higher net sales, partially offset by higher production and procurement costs due to the continuing impact of inflation combined with the foreign exchange impact of a stronger Costa Rican colon. Gross margin more than doubled to 11.3% compared with 5.3% in the prior-year period.

Other products and services

Net sales for the second quarter of 2023 were $54.1 million compared with $57.9 million in the prior-year period, mainly due to lower net sales of third-party freight services as a result of softened global demand.

Gross profit for the second quarter of 2023 was $4.2 million compared with $9.1 million in the prior-year period primarily as a result of lower third-party freight services net sales. Gross margin decreased to 7.8% from 15.6%.

First Six Months of 2023 Compared with First Six Months of 2022

Fresh and value-added products

Net sales for the first six months of 2023 were $1,321.0 million compared with $1,405.1 million in the prior-year period. Net sales were impacted by lower sales volume across most product categories, most notably of non-tropical fruit, and lower avocado per unit selling prices, partially offset by higher per unit selling prices across most other product categories and higher sales volumes of avocados and pineapples.

Gross profit for the first six months of 2023 was $109.1 million compared with $93.8 million in the prior-year period, an increase of 16%. The increase in gross profit was driven by higher per unit selling prices for most product categories in the segment and lower ocean freight and distribution costs. Additionally, higher gross profit of avocados, due to lower per unit product cost, and higher pineapple demand positively impacted gross profit. Partially offsetting the increase were higher production and procurement costs of most other product categories which continue to be impacted by lingering inflationary pressures along with a stronger Costa Rican colon. Gross margin increased to 8.3% compared with 6.7% in the prior-year period.

Gross profit for the first six months of 2023 included $1.7 million of other product-related charges primarily consisting of inventory write-offs in connection with the sale of two distribution centers in Saudi Arabia. There were no other product-related charges in the first six months of 2022.

Banana

Net sales for the first six months of 2023 were $873.9 million compared with $827.6 million in the prior-year period. Net sales were impacted by higher per unit selling prices in Europe and North America and higher volumes across most regions.

Gross profit for the first six months of 2023 was $93.7 million compared with $60.0 million in the prior-year period, an increase of 56%. Gross profit was impacted by higher net sales and lower per unit distribution costs, partially offset by higher per unit production and procurement costs due to the continuing impact of inflation combined with a stronger Costa Rican colon. Gross margin increased to 10.7% compared with 7.2% in the prior-year period.

Other products and services

Net sales for the first six months of 2023 were $114.1 million compared with $116.2 in the prior-year period mainly due to lower net sales in our plastic products business which we sold in the second quarter of 2023.

Gross profit for the first six months of 2023 was $11.0 million compared with $16.7 million in the prior-year period mainly as a result of lower net sales and lower third-party ocean freight rates due to softened global demand. Gross margin decreased to 9.6% from 14.4% in the prior-year period.

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

A summary of our cash flows is as follows (U.S. dollars in millions):

	Six months ended
	June 30, 2023	July 1, 2022
Summary cash flow information:
Net cash provided by operating activities	$132.7	$95.1
Net cash provided by (used in) investing activities	73.7	(25.1)
Net cash used in financing activities	(180.2)	(72.4)
Effect of exchange rate changes on cash	0.4	1.9
Net increase (decrease) in cash and cash equivalents	26.6	(0.5)
Cash and cash equivalents, beginning	17.2	16.1
Cash and cash equivalents, ending	$43.8	$15.6

Operating Activities

Net cash provided by operating activities was $132.7 million for the first six months of 2023 compared with $95.1 million for the first six months of 2022, an increase of $37.6 million. The increase was primarily attributable to working capital fluctuations, mainly driven by (i) lower levels of raw materials and packaging supplies inventory in the current year period due to a strategic increase in levels in the prior year to secure costs and availability, (ii) higher net income and (iii) the timing of collections of accounts receivable. Partially offsetting the increase were lower levels of accounts payable and accrued expenses, primarily due to the timing of period end payments to suppliers.

At June 30, 2023, we had working capital of $579.3 million compared with $634.4 million at December 30, 2022, a decrease of $55.1 million. The decrease in working capital was primarily due to lower levels of (i) raw materials and packaging supplies inventory, (ii) growing crop inventory, primarily due to seasonal variations, and (iii) assets held for sale, which was partially offset by (a) higher levels of trade accounts receivable, also primarily due to seasonal variations, (b) lower levels of accounts payable and accrued expenses, mainly driven by the timing of period end payments to suppliers, and (c) a higher balance of cash on hand.

Investing Activities

Net cash provided by investing activities for the first six months of 2023 was $73.7 million compared with net cash used in investing activities of $25.1 million for the first six months of 2022. Net cash provided by investing activities for the first six months of 2023 primarily consisted of proceeds from the sale of property, plant and equipment of $96.8 million which mainly related to the sales of two distribution centers in Saudi Arabia, an idle production facility in North America, and land assets in South and Central America.

Partially offsetting the net cash provided by investing activities for the first six months of 2023 were capital expenditures of $18.9 million which mainly included expenditures related to (i) improvements to our pineapple operations in Central America and Kenya, (ii) investments in our operations and production facilities in North America benefiting both our fresh and value-added products and banana segments, including expenditures related to automation and technology initiatives, and (iii) improvements to our value-added production facilities in Europe and the Middle East. Net cash used in investing activities for the first six months of 2023 also reflects $3.7 million in investments in unconsolidated companies in the food and nutrition sector that align with our long-term strategy and vision.

Net cash used in investing activities for the first six months of 2022 primarily consisted of capital expenditures of $23.2 million, which mainly included expenditures related to (i) improvements to and expansion of our banana operations in Central America, (ii) improvements to our operations and production facilities in North America, including investments in automation and data-driven technology primarily benefiting our fresh and value-added products segment, and (iii) improvements to our pineapple operations in Central America and Kenya. Net cash used in investing activities for the first six months of 2022 also reflects $8.1 million in investments in unconsolidated companies. Partially offsetting the net cash used in investing activities were proceeds from the sale of property, plant and equipment of $6.3 million, primarily relating to the sale of vacant land in Mexico.

During the second quarter of 2023, we completed the sale of our plastics business subsidiary in South America for total purchase consideration of $17.0 million. Subsequent to the end of the quarter, in July 2023, we received $14.0 million of the cash proceeds and the remaining $3.0 million will be received in three equal and successive semi-annual installments. The total consideration associated with the sale is subject to customary post-closing adjustments.

Financing Activities

Net cash used in financing activities for the first six months of 2023 was $180.2 million compared with $72.4 million for the first six months of 2022. Net cash used in financing activities for the first six months of 2023 primarily consisted of (i) net repayments on debt of $139.3 million, (ii) distributions to noncontrolling interests of $17.8 million, including a distribution to our minority partner in Saudi Arabia in connection with the sale of the two distribution centers completed in the first quarter of 2023, (iii) dividends paid of $16.8 million, and (iv) a $5.2 million payment to acquire the remaining 25% interest in one of our Mann Packing subsidiaries, as the noncontrolling shareholder exercised its put option during the second quarter of 2023. The transaction was treated as an equity transaction, with the differential between the redeemable noncontrolling interest carrying amount on our Consolidated Balance Sheet and the cash purchase price being recognized as an increase in shareholders' equity.

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
Effective January 3, 2023, amounts borrowed under the Revolving Credit Facility accrue interest, at our election, at either (i) the Term SOFR Rate (as defined in the Second A&R Credit Agreement) plus a margin that ranges from 1.0% to 1.5% or (ii) the Base Rate (as defined in the Second A&R Credit Agreement) plus a margin that ranges from 0% to 0.5%, in each case based on our Consolidated Leverage Ratio (as defined in the Second A&R Credit Agreement). The Second A&R Credit Agreement interest rate grid provides for five pricing levels for interest rate margins. At June 30, 2023, we had borrowings of $400.5 million outstanding under the Revolving Credit Facility bearing interest at a per annum rate of 6.40%. In addition, we pay an unused commitment fee.
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

The Second A&R Credit Agreement requires us to comply with certain financial and other covenants. Specifically, it requires us to maintain a 1) Consolidated Leverage Ratio of not more than 3.50 to 1.00 at any time during any period of four consecutive fiscal quarters, subject to certain exceptions and 2) a minimum Consolidated Interest Coverage Ratio of not less than 2.25 to 1.00 as of the end of any fiscal quarter. Additionally, it requires us to comply with certain other covenants, including limitations on capital expenditures, stock repurchases, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales, and mergers. Under the Second A&R Credit Agreement, we are permitted to declare or pay cash dividends in any fiscal year up to an amount that does not exceed the greater of (i) an amount equal to the greater of (A) 50% of the Consolidated Net Income (as defined in the Second A&R Credit Agreement) for the immediately preceding fiscal year or (B) $25 million or (ii) the greatest amount which would not cause the Consolidated Leverage Ratio (determined on a pro forma basis) to exceed 3.25 to 1.00. It also provides an allowance for stock repurchases to be an amount not exceeding the greater of (i) $150 million in the aggregate or (ii) the amount that, after giving pro forma effect thereto and any related borrowings, will not cause the Consolidated Leverage Ratio to exceed 3.25 to 1.00. As of June 30, 2023, we were in compliance with all of the financial and other covenants contained in the Second A&R Credit Agreement.

As of June 30, 2023, we had $524.6 million of borrowing availability under committed working capital facilities, primarily under the Revolving Credit Facility.

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

Contractual Obligations

As of June 30, 2023, there were no material changes in our commitments or contractual obligations as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 30, 2022.

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K for the fiscal year ended December 30, 2022. There were no material changes to these critical accounting policies or estimates during the second quarter of 2023.

Fair Value Measurements

Our results of operations and financial condition are exposed to fluctuations in currency exchange rates against the U.S. dollar, and we mitigate that exposure by entering into foreign currency forward contracts. Certain of our subsidiaries periodically enter into foreign currency forward contracts in order to hedge portions of forecasted sales or cost of sales denominated in foreign currencies which generally expire within one year. The fair value of our foreign currency cash flow hedges was a net liability position of $2.7 million as of June 30, 2023 compared to a liability position of $6.7 million as of December 30, 2022 due to the relative strengthening or weakening of exchange rates when compared to contracted rates.

Our results of operations and financial condition are exposed to fluctuations in variable interest rates, and we mitigate that exposure by entering into interest rate swaps from time to time. During 2018, we entered into interest rate swaps in order to hedge the risk of the fluctuation on future interest payments related to a portion of our variable rate borrowings through 2028. The fair value of our interest rate swap cash flow hedges was an asset position of $14.2 million as of June 30, 2023 compared to an asset position of $15.8 million as of December 30, 2022. The change in value was due to the relative decrease in variable interest rates when compared to the rates as of December 30, 2022. In connection with the Amendment of our Revolving Credit Facility, we amended our interest rate swaps to transition from LIBOR to Term SOFR effective January 3, 2023.

We enter into derivative instruments with counterparties that are highly rated and do not expect a deterioration of our counterparty’s credit ratings; however, the deterioration of our counterparty’s credit ratings would affect the Consolidated Financial Statements in the recognition of the fair value of the hedges that would be transferred to earnings as the contracts settle. We expect that $6.3 million of the net fair value of our cash flow hedges recognized as a net gain in accumulated other comprehensive loss will be transferred to earnings during the next 12 months and the remaining net gain of $4.8 million over a period of approximately 5 years, along with the earnings effect of the related forecasted transactions.

The fair value of the banana reporting unit's goodwill and the prepared food reporting unit's goodwill and remaining trade names and trademarks are highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets. We disclosed the sensitivity related to the banana reporting unit's goodwill and the prepared food reporting unit's goodwill and trade names and trademarks in our Annual Report on Form 10-K for the year ended December 30, 2022. During the quarter ended June 30, 2023, we did not record impairment charges associated with these reporting units or trade names and trademarks, however we continue to monitor their performance.

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

In addition, we currently have certain definite-lived intangible assets related to our fresh and value-added products segment which arose from an acquisition and had an aggregate carrying value of $98.5 million as of the quarter ended June 30, 2023. The carrying values of these definite-lived intangible assets are sensitive to changes in estimated cash flows. Our current estimates of future cash flows depend on our ability to demonstrate successful implementation of our strategies to improve sales and profitability from these activities over the upcoming quarters. If we are unable to demonstrate successful implementation of these strategies, it could lead to impairment of some or all of these assets.

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
•damage to our reputation or brand names or negative publicity about our brand, products, our supply chains or our employees, whether or not deserved, that could affect our relationships with third parties, including our suppliers, distributors, contractors and other business partners;
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

Item 4.        Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Such officers also confirm that there were no changes to our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

Tax related matters

In connection with the examination of the tax returns in two foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing aggregating approximately $156.3 million (including interest and penalties) for tax years 2012 through 2016. We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities as we believe that the proposed adjustments are without technical merit.

In one of the foreign jurisdictions, we are currently contesting tax assessments related to the 2012-2015 audit years and the 2016 audit year in both the administrative court and the judicial court. During 2019 and 2020, we filed actions contesting the tax assessment in the administrative office. Our initial challenge to each of these tax assessments was rejected, and we subsequently lost our appeals at the administrative court. We have subsequently filed actions to contest each of these tax assessments in the country’s judicial courts. In addition, we have filed a request for injunction to the judicial court to stay the tax authorities' collection efforts for these two tax assessments, pending final judicial decisions. The court granted our injunction with respect to the 2016 audit year, however denied our injunction with respect to the 2012-2015 audit years. We timely appealed the denial of the injunction, and on August 10, 2022 the appellate court overturned the denial and granted our injunction for the 2012-2015 audit years. Pursuant to local law, we registered real estate collateral with an approximate fair market value of $7.0 million in connection with the grant of the 2016 audit year injunction. This real estate collateral has a net book value of $3.8 million as of the quarter ended June 30, 2023. In addition, in connection with the grant of the 2012-2015 audit year injunction, we registered real estate collateral with an approximate fair market value of $28.0 million, and a net book value of $4.6 million as of the quarter ended June 30, 2023. The registration of this real estate collateral does not affect our operations in the country.

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

Item 5.        Other Information

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
_____________________
*    Furnished herewith.
**    Filed herewith.
***    Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2023 and December 30, 2022, (ii) Consolidated Statements of Operations for the quarters and six months ended June 30, 2023 and July 1, 2022, (iii) Consolidated Statements of Comprehensive Income for the quarters and six months ended June 30, 2023 and July 1, 2022, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and July 1, 2022, (v) Consolidated Statements of Shareholders' Equity and Redeemable Noncontrolling Interest for the quarters and six months ended June 30, 2023 and July 1, 2022 and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fresh Del Monte Produce Inc.

Date:	August 2, 2023	By:	/s/ Mohammed Abbas
Mohammed Abbas
Executive Vice President & Chief Operating Officer

		By:	/s/ Monica Vicente
Monica Vicente
Senior Vice President & Chief Financial Officer