Form 10-Q
period 2023-09-29
FRESH DEL MONTE PRODUCE INC
filed 2023-11-01
CIK 1047340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
———————————
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2023
OR
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

As of October 20, 2023, there were 48,127,536 ordinary shares of Fresh Del Monte Produce Inc. issued and outstanding.

Page
PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets (unaudited) as of September 29, 2023 and December 30, 2022.	1

Consolidated Statements of Operations (unaudited) for the quarters and nine months ended September 29, 2023 and September 30, 2022.	2

Consolidated Statements of Comprehensive Income (unaudited) for the quarters and nine months ended September 29, 2023 and September 30, 2022.	3

Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 29, 2023 and September 30, 2022.	4

Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest (unaudited) for the quarters and nine months ended September 29, 2023 and September 30, 2022.	5

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3. Quantitative and Qualitative Disclosures About Market Risk	39

Item 4. Controls and Procedures	39

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	40

Item 5. Other Information	40

Item 6. Exhibits	41

Signatures	42

PART I: FINANCIAL INFORMATION

Item 1.        Financial Statements

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)
(U.S. dollars in millions, except share and per share data)

	September 29, 2023	December 30, 2022
Assets
Current assets:
Cash and cash equivalents	$77.9	$17.2
Trade accounts receivable, net of allowance of $21.5 and $21.6, respectively	372.2	373.5
Other accounts receivable, net of allowance of $5.3 and $5.7, respectively	92.0	91.0
Inventories, net	587.2	669.0
Assets held for sale	1.9	67.3
Prepaid expenses and other current assets	34.2	23.4
Total current assets	1,165.4	1,241.4
Investments in and advances to unconsolidated companies	22.3	18.0
Property, plant and equipment, net	1,275.6	1,309.5
Operating lease right-of-use assets	218.4	213.8
Goodwill	423.0	422.9
Intangible assets, net	130.2	135.0
Deferred income taxes	48.7	47.4
Other noncurrent assets	65.0	70.9
Total assets	$3,348.6	$3,458.9
Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued expenses	$494.4	$549.9
Current maturities of debt and finance leases	1.4	1.3
Current maturities of operating leases	52.8	41.6
Income taxes and other taxes payable	29.1	14.2
Total current liabilities	577.7	607.0
Long-term debt and finance leases	407.2	547.1
Retirement benefits	83.9	82.4
Deferred income taxes	66.6	71.6
Operating leases, less current maturities	141.2	147.3
Other noncurrent liabilities	25.2	28.5
Total liabilities	1,301.8	1,483.9
Commitments and contingencies (See note 9)
Redeemable noncontrolling interest	—	49.4
Shareholders' equity:
Preferred shares, $0.01 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.01 par value; 200,000,000 shares authorized; 48,126,478 and 47,838,680 issued and outstanding, respectively	0.5	0.5
Paid-in capital	598.8	548.1
Retained earnings	1,465.8	1,397.6
Accumulated other comprehensive loss	(34.8)	(41.5)
Total Fresh Del Monte Produce Inc. shareholders' equity	2,030.3	1,904.7
Noncontrolling interests	16.5	20.9
Total shareholders' equity	2,046.8	1,925.6
Total liabilities, redeemable noncontrolling interest and shareholders' equity	$3,348.6	$3,458.9
See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(U.S. dollars in millions, except share and per share data)

	Quarter ended		Nine months ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Net sales	$1,003.1	$1,053.5	$3,312.1	$3,402.4
Cost of products sold	928.7	965.5	3,023.9	3,143.9
Gross profit	74.4	88.0	288.2	258.5
Selling, general and administrative expenses	48.1	46.8	142.6	139.3
Gain (loss) on disposal of property, plant and equipment, net and subsidiary	1.6	—	35.8	(2.2)
Asset impairment and other charges (credits), net	2.5	(9.8)	9.5	(8.1)
Operating income	25.4	51.0	171.9	125.1
Interest expense	6.0	6.2	20.5	17.3
Interest income	0.6	0.2	1.1	0.2
Other expense, net	7.1	9.1	22.7	15.7
Income before income taxes	12.9	35.9	129.8	92.3
Income tax provision	4.1	3.3	24.9	13.9
Net income	$8.8	$32.6	$104.9	$78.4
Less: Net income (loss) attributable to redeemable and noncontrolling interests	0.4	(0.7)	9.8	(1.9)
Net income attributable to Fresh Del Monte Produce Inc.	$8.4	$33.3	$95.1	$80.3
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Basic	$0.17	$0.70	$1.98	$1.68
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Diluted	$0.17	$0.69	$1.97	$1.68
Dividends declared per ordinary share	$0.20	$0.15	$0.55	$0.45
Weighted average number of ordinary shares:
Basic	48,121,978	47,835,057	48,015,874	47,775,312
Diluted	48,261,757	47,984,075	48,209,443	47,909,161

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(U.S. dollars in millions)

	Quarter ended		Nine months ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Net income	$8.8	$32.6	$104.9	$78.4
Other comprehensive income:
Net unrealized gain on derivatives, net of tax	4.8	11.6	9.1	56.0
Net unrealized foreign currency translation gain (loss)	(5.5)	(14.1)	(2.8)	(35.5)
Net change in retirement benefit adjustment, net of tax	0.4	0.7	0.4	1.2
Comprehensive income	$8.5	$30.8	$111.6	$100.1
Less: Comprehensive income (loss) attributable to redeemable and noncontrolling interests	0.4	(0.7)	9.8	(1.9)
Comprehensive income attributable to Fresh Del Monte Produce Inc.	$8.1	$31.5	$101.8	$102.0

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(U.S. dollars in millions)

	Nine months ended
	September 29, 2023	September 30, 2022
Operating activities:
Net income	$104.9	$78.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64.9	70.2
Amortization of debt issuance costs	0.4	0.5
Share-based compensation expense	7.6	4.9
Asset impairments	8.1	0.2
Change in uncertain tax positions	0.5	0.4
(Gain) loss on disposal of property, plant and equipment and subsidiary	(35.8)	2.2
Deferred income taxes	(5.0)	0.8
Adjustment of Kunia Well Site accrual	—	(9.9)
Other, net	(0.5)	0.7
Changes in operating assets and liabilities
Receivables	(7.1)	(24.1)
Inventories	74.7	(32.5)
Prepaid expenses and other current assets	(3.4)	(2.2)
Accounts payable and accrued expenses	(33.8)	16.7
Other assets and liabilities	4.6	(0.6)
Net cash provided by operating activities	180.1	105.7
Investing activities:
Capital expenditures	(40.7)	(35.8)
Proceeds from sales of property, plant and equipment and subsidiary	115.5	7.6
Cash paid from settlement of derivatives not designated as hedges	—	(0.2)
Investments in unconsolidated companies	(4.4)	(9.3)
Other investing activities	(0.5)	0.1
Net cash provided by (used in) investing activities	69.9	(37.6)
Financing activities:
Proceeds from debt	383.2	657.6
Payments on debt	(522.0)	(690.6)
Purchase of redeemable noncontrolling interest	(5.2)	—
Distributions to noncontrolling interests	(17.9)	(0.9)
Share-based awards settled in cash for taxes	(0.8)	(1.6)
Dividends paid	(26.4)	(21.5)
Other financing activities	(2.1)	—
Net cash used in financing activities	(191.2)	(57.0)
Effect of exchange rate changes on cash	1.9	0.7
Net increase in cash and cash equivalents	60.7	11.8
Cash and cash equivalents, beginning	17.2	16.1
Cash and cash equivalents, ending	$77.9	$27.9
Supplemental cash flow information:
Cash paid for interest	$19.5	$16.6
Cash paid for income taxes	$12.2	$10.8
Non-cash financing and investing activities:
Right-of-use assets obtained in exchange for new operating lease obligations	$46.3	$22.6
Dividends on restricted stock units	$0.4	$—
Other accounts receivable obtained from disposition of subsidiary	$3.0	$—
See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(Unaudited) (U.S. dollars in millions, except share data)

	Ordinary Shares Outstanding	Ordinary Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Fresh Del Monte Produce Inc. Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interest
Balance as of December 30, 2022	47,838,680	$0.5	$548.1	$1,397.6	$(41.5)	$1,904.7	$20.9	$1,925.6	$49.4
Exercises of stock options	2,418	—	—	—	—	—	—	—	—
Settlement of restricted stock units	157,648	—	—	—	—	—	—	—	—
Share-based payment expense	—	—	2.3	—	—	2.3	—	2.3	—
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(0.3)
Dividend declared	—	—	0.3	(7.5)	—	(7.2)	—	(7.2)	—
Comprehensive income:
Net income	—	—	—	39.0	—	39.0	8.5	47.5	0.3
Net unrealized foreign currency translation gain	—	—	—	—	2.0	2.0	—	2.0	—
Change in retirement benefit adjustment, net of tax	—	—	—	—	(0.4)	(0.4)	—	(0.4)	—
Comprehensive income						40.6	8.5	49.1	0.3
Balance as of March 31, 2023	47,998,746	$0.5	$550.7	$1,429.1	$(39.9)	$1,940.4	$29.4	$1,969.8	$49.4
Settlement of restricted stock units	88,203	—	—	—	—	—	—	—	—
Share-based payment expense	—	—	2.8	—	—	2.8	—	2.8	—
Dividend declared	—	—	0.1	(9.7)	—	(9.6)	—	(9.6)	—
Distribution to noncontrolling interests	—	—	—	—	—	—	(14.3)	(14.3)	(1.1)
Settlement of redeemable noncontrolling interest	—	—	42.7	—	—	42.7	—	42.7	(47.9)
Comprehensive income:
Net income (loss)	—	—	—	47.7	—	47.7	1.0	48.7	(0.4)
Unrealized gain on derivatives, net of tax	—	—	—	—	4.3	4.3	—	4.3	—
Net unrealized foreign currency translation gain	—	—	—	—	0.7	0.7	—	0.7	—
Change in retirement benefit adjustment, net of tax	—	—	—	—	0.4	0.4	—	0.4	—
Comprehensive income (loss)						53.1	1.0	54.1	(0.4)
Balance as of June 30, 2023	48,086,949	$0.5	$596.3	$1,467.1	$(34.5)	$2,029.4	$16.1	$2,045.5	$—
Settlement of restricted stock units	39,529	—	—	—	—	—	—	—	—
Share-based payment expense	—	—	2.4	—	—	2.4	—	2.4	—
Dividend declared	—	—	0.1	(9.7)	—	(9.6)	—	(9.6)	—
Comprehensive income (loss):
Net income	—	—	—	8.4	—	8.4	0.4	8.8	—
Unrealized gain on derivatives, net of tax	—	—	—	—	4.8	4.8	—	4.8	—
Net unrealized foreign currency translation loss	—	—	—	—	(5.5)	(5.5)	—	(5.5)	—
Change in retirement benefit adjustment, net of tax	—	—	—	—	0.4	0.4	—	0.4	—
Comprehensive income						8.1	0.4	8.5	—
Balance as of September 29, 2023	48,126,478	$0.5	$598.8	$1,465.8	$(34.8)	$2,030.3	$16.5	$2,046.8	$—

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(Unaudited) (U.S. dollars in millions, except share data)

	Ordinary Shares Outstanding	Ordinary Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Fresh Del Monte Produce Inc. Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interest
Balance as of December 31, 2021	47,554,695	$0.5	$541.0	$1,327.7	$(66.9)	$1,802.3	$21.7	$1,824.0	$49.5
Settlement of restricted stock units	263,148	—	—	—	—	—	—	—	—
Share-based payment expense	—	—	1.7	—	—	1.7	—	1.7	—
Disposal of noncontrolling interest	—	—	—	—	—	—	0.3	0.3	—
Dividend declared	—	—	—	(7.2)	—	(7.2)	—	(7.2)	—
Comprehensive income (loss):
Net income (loss)	—	—	—	25.8	—	25.8	(0.3)	25.5	(0.8)
Unrealized gain on derivatives, net of tax	—	—	—	—	37.8	37.8	—	37.8	—
Net unrealized foreign currency translation loss	—	—	—	—	(7.4)	(7.4)	—	(7.4)	—
Change in retirement benefit adjustment, net of tax	—	—	—	—	(0.1)	(0.1)	—	(0.1)	—
Comprehensive income (loss)						56.1	(0.3)	55.8	(0.8)
Balance as of April 1, 2022	47,817,843	$0.5	$542.7	$1,346.3	$(36.6)	$1,852.9	$21.7	$1,874.6	$48.7
Exercises of stock options	7,000	—	0.2	—	—	0.2	—	0.2	—
Settlement of restricted stock units	8,131	—	—	—	—	—	—	—	—
Share-based payment expense	—	—	1.1	—	—	1.1	—	1.1	—
Adjustment of noncontrolling interests	—	—	—	—	—	—	0.3	0.3	—
Dividend declared	—	—	—	(7.2)	—	(7.2)	—	(7.2)	—
Comprehensive income (loss):
Net income (loss)	—	—	—	21.2	—	21.2	(0.2)	21.0	0.1
Unrealized gain on derivatives, net of tax	—	—	—	—	6.6	6.6	—	6.6	—
Net unrealized foreign currency translation loss	—	—	—	—	(14.0)	(14.0)	—	(14.0)	—
Change in retirement benefit adjustment, net of tax	—	—	—	—	0.6	0.6	—	0.6	—
Comprehensive income (loss)						14.4	(0.2)	14.2	0.1
Balance as of July 1, 2022	47,832,974	$0.5	$544.0	$1,360.3	$(43.4)	$1,861.4	$21.8	$1,883.2	$48.8
Settlement of restricted stock units	3,365	—	—	—	—	—	—	—	—
Share-based payment expense	—	—	2.1	—	—	2.1	—	2.1	—
Adjustment of noncontrolling interest	—	—	—	—	—	—	(0.3)	(0.3)	—
Distribution to noncontrolling interests	—	—	—	—	—	—	(0.3)	(0.3)	—
Dividend declared	—	—	—	(7.2)	—	(7.2)	—	(7.2)	—
Comprehensive income (loss):
Net income (loss)	—	—	—	33.3	—	33.3	(0.3)	33.0	(0.4)
Unrealized gain on derivatives, net of tax	—	—	—	—	11.6	11.6	—	11.6	—
Net unrealized foreign currency translation loss	—	—	—	—	(14.1)	(14.1)	—	(14.1)	—
Change in retirement benefit adjustment, net of tax	—	—	—	—	0.7	0.7	—	0.7	—
Comprehensive income (loss)						31.5	(0.3)	31.2	(0.4)
Balance as of September 30, 2022	47,836,339	$0.5	$546.1	$1,386.4	$(45.2)	$1,887.8	$20.9	$1,908.7	$48.4
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

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements for the quarter and nine months ended September 29, 2023 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for fair presentation have been included. Operating results for the quarter and nine months ended September 29, 2023 are subject to significant seasonal variations and are not necessarily indicative of the results that may be expected for the year ending December 29, 2023. For further information, refer to the Consolidated Financial Statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 30, 2022.

We are required to evaluate events occurring after September 29, 2023 for recognition and disclosure in the unaudited Consolidated Financial Statements for the quarter and nine months ended September 29, 2023. Events are evaluated based on whether they represent information existing as of September 29, 2023, which require recognition in the unaudited Consolidated Financial Statements, or new events occurring after September 29, 2023 which do not require recognition but require disclosure if the event is significant to the unaudited Consolidated Financial Statements. We evaluated events occurring subsequent to September 29, 2023 through the date of issuance of these unaudited Consolidated Financial Statements.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

3.  Asset Impairment and Other Charges (Credits), Net
The following represents a summary of asset impairment and other charges (credits), net recorded during the quarters and nine months ended September 29, 2023 and September 30, 2022 (U.S. dollars in millions):

	Quarter ended			Nine months ended
	September 29, 2023			September 29, 2023
	Long-lived and other asset impairment	Exit activity and other charges	Total	Long-lived and other asset impairment	Exit activity and other charges	Total
Banana segment:
Impairment of low-yielding banana farms in the Philippines	$3.7	$—	$3.7	$3.7	$—	$3.7
Fresh and value-added products segment:
Impairment and write-off of property and equipment due to flooding in Greece (1)	0.9	—	0.9	0.9	—	0.9
Impairment of low productivity grape vines in South America and related costs	—	—	—	1.7	0.1	1.8
Other:
2023 cybersecurity incident expenses (2)	—	(2.8)	(2.8)	—	1.3	1.3
Impairment of assets related to idle land in Central and South America	0.7	—	0.7	1.8	—	1.8
Total asset impairment and other charges (credits), net	$5.3	$(2.8)	$2.5	$8.1	$1.4	$9.5

	Quarter ended			Nine months ended
	September 30, 2022			September 30, 2022
	Long-lived and other asset impairment	Exit activity and other charges	Total	Long-lived and other asset impairment	Exit activity and other charges	Total
Banana segment:
Exit costs related to European facility	$—	$—	$—	$—	$0.4	$0.4
Fresh and value-added products segment:
Adjustment of Kunia Well Site environmental liability in Hawaii (3)	—	(9.9)	(9.9)	—	(9.9)	(9.9)
Impairment of South American farm and other charges	—	0.1	0.1	0.2	0.1	0.3
Other fresh and value-added segment charges	—	—	—	—	0.1	0.1
Other:
Former President/COO severance expense	—	—	—	—	1.0	1.0
Total asset impairment and other charges (credits), net	$—	$(9.8)	$(9.8)	$0.2	$(8.3)	$(8.1)

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

3.  Asset Impairment and Other Charges (Credits), Net (continued)

(1) We incurred costs related to property and equipment damage due to severe flooding caused by heavy rainstorms in Greece during both the quarter ended September 29, 2023 and the nine months ended September 29, 2023, which directly impacted our seasonal production factory. The Company has flood insurance and is in the process of submitting claims to its insurer for reimbursement. The Company is also seeking government assistance for emergency disaster relief.
(2) We received insurance reimbursement and other credits of $2.8 million during the quarter ended September 29, 2023, in connection with a cybersecurity incident which occurred during early 2023. During the nine months ended September 29, 2023, we incurred cybersecurity expenses of $1.3 million, net of insurance reimbursements received, primarily related to the engagement of specialized legal counsel and other incident response advisors.
(3) We recorded a reduction in our environmental liability of $9.9 million related to the Kunia Well Site clean-up.

4. Income Taxes

In connection with the examination of the tax returns in two foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing aggregating approximately $160.3 million (including interest and penalties) for tax years 2012 through 2016. We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities.

In one of the foreign jurisdictions, we are currently contesting tax assessments related to the 2012-2015 audit years and the 2016 audit year in both the administrative court and the judicial court. During 2019 and 2020, we filed actions contesting the tax assessment in the administrative office. Our initial challenge to each of these tax assessments was rejected, and we subsequently lost our appeals at the administrative court. We have subsequently filed actions to contest each of these tax assessments in the country’s judicial courts. In addition, we have filed a request for injunction to the judicial court to stay the tax authorities' collection efforts for these two tax assessments, pending final judicial decisions. The court granted our injunction with respect to the 2016 audit year, however denied our injunction with respect to the 2012-2015 audit years. We timely appealed the denial of the injunction, and on August 10, 2022 the appellate court overturned the denial and granted our injunction for the 2012-2015 audit years. Pursuant to local law, we registered real estate collateral with an approximate fair market value of $7.0 million in connection with the grant of the 2016 audit year injunction. This real estate collateral has a net book value of $3.8 million as of the quarter ended September 29, 2023. In addition, in connection with the grant of the 2012-2015 audit year injunction, we registered real estate collateral with an approximate fair market value of $28.5 million, and a net book value of $4.6 million as of the quarter ended September 29, 2023. The registration of this real estate collateral does not affect our operations in the country.

In the other foreign jurisdiction, the administrative court denied our appeal, and on March 4, 2020 we filed an action in the judicial court to contest the administrative court's decision. The case is still pending.

We will continue to vigorously contest the adjustments and intend to exhaust all administrative and judicial remedies necessary in both jurisdictions to resolve the matters, which could be a lengthy process.

Income tax provision was $4.1 million for the quarter ended September 29, 2023 compared with $3.3 million for the quarter ended September 30, 2022, and was $24.9 million for the nine months ended September 29, 2023 compared with $13.9 million for the nine months ended September 30, 2022. The increase in the income tax provision in both the third quarter and first nine months of 2023 was primarily due to increased earnings in certain higher tax jurisdictions combined with the tax effect related to the sale of our plastics business subsidiary in South America during the second quarter of 2023. Additionally, the increase in the income tax provision for the nine months ended September 29, 2023 also reflects the tax effects of our asset sales in Saudi Arabia and North America during the first quarter of the year. The income tax provision for both the quarter ended September 30, 2022 and the nine months ended September 30, 2022, included the impact of a $1.5 million provision recognized in the quarter ended September 30, 2022 relating to a change in our assertion that certain foreign earnings are no longer deemed permanently reinvested.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

5.  Allowance for Credit Losses

We estimate expected credit losses on our trade receivables and financing receivables in accordance with Accounting Standards Codification (“ASC”) 326 - Financial Instruments - Credit Losses.

Trade Receivables

Trade receivables as of September 29, 2023 were $372.2 million, net of an allowance of $21.5 million. Our allowance for trade receivables consists of two components: a $7.6 million allowance for credit losses and a $13.9 million allowance for customer claims accounted for under the scope of ASC 606 - Revenue Recognition.

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

The table below presents a rollforward of our trade receivable allowance for credit losses for the nine months ended September 29, 2023 and September 30, 2022 (U.S. dollars in millions):

	Nine months ended
Trade receivables	September 29, 2023	September 30, 2022
Allowance for credit losses:
Balance, beginning of period	$9.3	$10.2
Provision for uncollectible amounts	0.8	0.2
Deductions to allowance related to write-offs	(2.5)	(0.3)
Foreign exchange effects	—	(0.3)
Reclassifications(1)	—	(0.3)
Balance, end of period	$7.6	$9.5

(1) Reclassification of $0.3 million to the long-term allowance for credit losses, presented in other noncurrent assets on our Consolidated Balance Sheets, from short-term during the nine months ended September 30, 2022. The amount in the long-term allowance related to trade receivables as of September 29, 2023 is not material to our Consolidated Financial Statements.

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

The following table details the advances to growers and suppliers based on their credit risk profile (U.S. dollars in millions):

	September 29, 2023		December 30, 2022
	Current	Past-Due	Current	Past-Due
Gross advances to growers and suppliers	$27.2	$10.9	$44.6	$5.6

The allowance for advances to growers and suppliers for the nine months ended September 29, 2023 and September 30, 2022 were as follows (U.S. dollars in millions):

	Nine months ended
	September 29, 2023	September 30, 2022
Allowance for advances to growers and suppliers:
Balance, beginning of period	$4.9	$1.8
Provision for uncollectible amounts	2.9	1.3
Deductions to allowance related to write-offs	—	(0.1)
Balance, end of period	$7.8	$3.0

6.  Share-Based Compensation

We maintain various compensation plans for officers, other employees, and non-employee members of our Board of Directors. On June 2, 2022, our shareholders approved and ratified the 2022 Omnibus Share Incentive Plan (the “2022 Plan”). The 2022 Plan allows us to grant equity-based compensation awards including restricted stock units (“RSUs”), performance stock units (“PSUs”), stock options, and restricted stock awards. The 2022 Plan replaces and supersedes the 2014 Omnibus Share Incentive Plan (the “Prior Plan”). No awards can be granted under the Prior Plan upon adoption of the 2022 Plan. Under the 2022 Plan, the Board of Directors is authorized to award up to (i) 2,800,000 ordinary shares plus (ii) any ordinary shares remaining available for future awards under the Prior Plan at the time of adoption (of which there were approximately 241,263) plus (iii) any ordinary shares with respect to awards and Prior Plan awards that are forfeited, canceled, expire unexercised, or are settled in cash following adoption of the 2022 Plan.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

6.  Share-Based Compensation (continued)

Share-based compensation expense related to RSUs and PSUs is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and is comprised as follows (U.S. dollars in millions):

	Quarter ended		Nine months ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
RSUs/PSUs	$2.4	$2.1	$7.6	$4.9

Restricted Stock Units and Performance Stock Units

The following table lists the RSUs and PSUs awarded under the 2022 Plan during the nine months ended September 29, 2023 and September 30, 2022:

Date of Award	Type of award	Units awarded	Price per share
For the nine months ended September 29, 2023
May 4, 2023	RSU	39,662	$26.51
March 2, 2023	PSU	91,997	32.13
March 2, 2023	RSU	215,627	32.13
For the nine months ended September 30, 2022
July 6, 2022	PSU	101,672	$31.27
June 15, 2022	RSU	105,614	$23.71
June 15, 2022	PSU	46,222	23.71
June 2, 2022	RSU	41,307	25.42

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

7.  Inventories, net

Inventories consisted of the following (U.S. dollars in millions):

	September 29, 2023	December 30, 2022
Finished goods	$203.6	$205.8
Raw materials and packaging supplies	165.5	233.2
Growing crops	218.1	230.0
Total inventories, net	$587.2	$669.0

8.  Debt and Finance Lease Obligations

The following is a summary of long-term debt and finance lease obligations (U.S. dollars in millions):

	September 29, 2023	December 30, 2022
Senior unsecured revolving credit facility (see Credit Facility below)	$401.0	$539.8
Finance lease obligations	7.6	8.6
Total debt and finance lease obligations	408.6	548.4
Less: Current maturities	(1.4)	(1.3)
Long-term debt and finance lease obligations	$407.2	$547.1

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

The Second A&R Credit Agreement requires us to comply with certain financial and other covenants. Specifically, it requires us to maintain 1) a Consolidated Leverage Ratio of not more than 3.50 to 1.00 at any time during any period of four consecutive fiscal quarters, subject to certain exceptions and 2) minimum Consolidated Interest Coverage Ratio of not less than 2.25 to 1.00 as of the end of any fiscal quarter. Additionally, it requires us to comply with certain other covenants, including limitations on capital expenditures, stock repurchases, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales, and mergers. Under the Second A&R Credit Agreement, we are permitted to declare or pay cash dividends in any fiscal year up to an amount that does not exceed the greater of (i) an amount equal to the greater of (A) 50% of the Consolidated Net Income (as defined in the Second A&R Credit Agreement) for the immediately preceding fiscal year or (B) $25 million or (ii) the greatest amount which would not cause the Consolidated Leverage Ratio (determined on a pro forma basis) to exceed 3.25 to 1.00. It also provides an allowance for stock repurchases to be an amount not exceeding the greater of (i) $150 million in the aggregate or (ii) the amount that, after giving pro forma effect thereto and any related borrowings, will not cause the Consolidated Leverage Ratio to exceed 3.25 to 1.00. As of September 29, 2023, we were in compliance with all of the covenants contained in the Second A&R Credit Agreement.

Debt issuance costs of $0.2 million and $0.6 million are included in other noncurrent assets on our Consolidated Balance Sheets as of September 29, 2023 and December 30, 2022, respectively.

The following is a summary of the material terms of the Revolving Credit Facility and other working capital facilities at September 29, 2023 (U.S. dollars in millions):

	Term	Maturity date	Interest rate	Borrowing limit	Available borrowings, net of letters of credit and bank guarantees
Bank of America credit facility	5 years	October 1, 2024	6.55%	$900.0	$499.0
Rabobank letter of credit facility	364 days	June 13, 2024	Varies	25.0	17.6
Other working capital facilities	Varies	Varies	Varies	31.4	8.9
				$956.4	$525.5

The margin for SOFR advances as of September 29, 2023 was 1.125%.

The Revolving Credit Facility permits borrowings under the revolving commitment with an interest rate determined based on our leverage ratio and spread over SOFR. In addition, we pay a fee on unused commitments.

As of September 29, 2023, we applied $36.3 million to letters of credit and bank guarantees issued from Rabobank Nederland, Bank of America, and other banks.

During 2018, we entered into interest rate swaps in order to hedge the risk of the fluctuation on future interest payments related to our variable rate borrowings from our Revolving Credit Facility. Refer to Note 13, “Derivative Financial Instruments.”

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

9.  Commitments and Contingencies

Kunia Well Site

In 1980, elevated levels of certain chemicals were detected in the soil and ground-water at a plantation leased by one of our U.S. subsidiaries in Honolulu, Hawaii (the “Kunia Well Site”). In 2005, our subsidiary signed a Consent Decree (“Consent Decree”) with the Environmental Protection Agency (“EPA”) for the performance of the clean-up work for the Kunia Well Site. Based on findings from remedial investigations, our subsidiary coordinated with the EPA to evaluate the clean-up work required in accordance with the Consent Decree. On July 25, 2022, an Explanation of Significant Differences (ESD) for the Kunia Well Site was filed by the EPA, which formally transitioned the remedy for the Kunia Well Site to a Monitored Natural Attenuation (MNA), thereby reducing our potential liability. In connection with the above decision, we recorded a $9.9 million reduction in our liability during the year ended December 30, 2022 to reflect the decrease in estimated costs associated with the clean-up. Refer to Note 3, "Asset Impairment and Other Charges (Credits), Net" for further information.

The revised estimate associated with the clean-up costs, and on which our accrual is based, is $2.7 million. As of September 29, 2023, $2.4 million was included in other noncurrent liabilities, and $0.3 million was included in accounts payable and accrued expenses in the Consolidated Balance Sheets for the Kunia Well Site clean-up. We expect to expend approximately $0.3 million in 2023, $0.6 million in 2024, $0.5 million in 2025, $0.4 million in 2026, and $0.1 million in 2027.

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

10.  Earnings Per Share

Basic and diluted net income per ordinary share is calculated as follows (U.S. dollars in millions, except share and per share data):

	Quarter ended		Nine months ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Numerator:
Net income attributable to Fresh Del Monte Produce Inc.	$8.4	$33.3	$95.1	$80.3

Denominator:
Weighted average number of ordinary shares - Basic	48,121,978	47,835,057	48,015,874	47,775,312
Effect of dilutive securities - share-based awards	139,779	149,018	193,569	133,849
Weighted average number of ordinary shares - Diluted	48,261,757	47,984,075	48,209,443	47,909,161

Antidilutive awards (1)	280,418	69,900	280,418	69,900

Net income per ordinary share attributable to Fresh Del Monte Produce Inc.:
Basic	$0.17	$0.70	$1.98	$1.68
Diluted	$0.17	$0.69	$1.97	$1.68

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

11.  Retirement and Other Employee Benefits

The following table sets forth the net periodic benefit costs of our defined benefit pension plans and post-retirement benefit plans (U.S. dollars in millions):

	Quarter ended		Nine months ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Service cost	$1.3	$1.5	$4.1	$4.4
Interest cost	1.9	1.3	5.5	4.0
Expected return on assets	(0.8)	(0.6)	(2.4)	(2.0)
Amortization of net actuarial loss	0.2	0.2	0.5	0.5
Net periodic benefit costs	$2.6	$2.4	$7.7	$6.9

We provide certain other retirement benefits to certain employees who are not U.S.-based and are not included above. Generally, benefits under these programs are based on an employee’s length of service and level of compensation. These programs are immaterial to our consolidated financial statements. The net periodic benefit costs related to other non-U.S. based plans is $0.5 million for the quarter ended September 29, 2023 and $1.4 million for the quarter ended September 30, 2022. The net periodic benefit costs related to other non-U.S. based plans is $2.5 million for the nine months ended September 29, 2023 and $3.1 million for the nine months ended September 30, 2022.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

12.  Business Segment Data (continued)

We evaluate performance based on several factors, of which net sales and gross profit are the primary financial measures (U.S. dollars in millions):

	Quarter ended
	September 29, 2023		September 30, 2022
Segments:	Net Sales	Gross Profit	Net Sales	Gross Profit
Fresh and value-added products	$574.0	$36.2	$599.8	$55.1
Banana	384.7	31.9	388.4	22.6
Other products and services	44.4	6.3	65.3	10.3
Totals	$1,003.1	$74.4	$1,053.5	$88.0

	Nine months ended
	September 29, 2023		September 30, 2022
Segments:	Net Sales	Gross Profit	Net Sales	Gross Profit
Fresh and value-added products	$1,895.0	$145.3	$2,004.9	$148.9
Banana	1,258.6	125.7	1,216.1	82.6
Other products and services	158.5	17.2	181.4	27.0
Totals	$3,312.1	$288.2	$3,402.4	$258.5

The following table indicates our net sales by geographic region (U.S. dollars in millions):

	Quarter ended		Nine months ended
Net sales by geographic region:	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
North America	$615.7	$658.7	$1,987.1	$2,093.1
Europe	181.8	169.9	622.9	570.8
Asia	101.2	105.8	345.5	353.4
Middle East	87.4	102.9	289.7	317.6
Other	17.0	16.2	66.9	67.5
Totals	$1,003.1	$1,053.5	$3,312.1	$3,402.4

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

12.  Business Segment Data (continued)

The following table indicates our net sales by product (U.S. dollars in millions) and, in each case, the percentage of the total represented thereby:

	Quarter ended				Nine months ended
	September 29, 2023		September 30, 2022		September 29, 2023		September 30, 2022
Fresh and value-added products:
Fresh-cut fruit	$141.4	14%	$140.5	14%	$419.0	13%	$407.9	11%
Fresh-cut vegetables	83.7	8%	86.4	8%	248.1	7%	259.5	8%
Pineapples	137.5	14%	147.2	14%	459.9	14%	445.0	13%
Avocados	73.4	7%	63.8	6%	212.8	6%	261.4	8%
Non-tropical fruit	23.4	2%	28.4	3%	126.1	4%	155.9	5%
Prepared foods	61.6	6%	69.2	7%	197.7	6%	217.8	6%
Melons	4.2	—%	5.0	—%	77.8	2%	74.5	2%
Tomatoes	4.3	1%	4.4	—%	15.0	—%	17.4	1%
Vegetables	29.4	3%	32.2	3%	87.9	3%	97.7	3%
Other fruit and vegetables	15.1	2%	22.7	2%	50.7	2%	67.8	2%
Total fresh and value-added products	574.0	57%	599.8	57%	1,895.0	57%	2,004.9	59%
Banana	384.7	38%	388.4	37%	1,258.6	38%	1,216.1	36%
Other products and services	44.4	5%	65.3	6%	158.5	5%	181.4	5%
Totals	$1,003.1	100%	$1,053.5	100%	$3,312.1	100%	$3,402.4	100%

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

Certain of our derivative instruments contain provisions that require the current credit relationship between us and our counterparty to be maintained throughout the term of the derivative instruments. If that credit relationship changes, certain provisions could be triggered, and the counterparty could request immediate collateralization of derivative instruments in a net liability position above a certain threshold. The aggregate fair value of all derivative instruments with a credit-risk-related contingent feature that are in a liability position on September 29, 2023 is $2.6 million. As of September 29, 2023, no triggering event has occurred and thus we are not required to post collateral.

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

Foreign Currency Hedges

Our results of operations and financial condition are exposed to fluctuations in currency exchange rates against the U.S. dollar, and we mitigate that exposure by entering into foreign currency forward contracts. Certain of our subsidiaries periodically enter into foreign currency forward contracts in order to hedge portions of forecasted sales or cost of sales denominated in foreign currencies, which generally mature within one year. At September 29, 2023, our foreign currency forward contracts hedge a portion of our 2023 foreign currency exposure.

The foreign currency forward contracts qualifying as cash flow hedges were designated as single-purpose cash flow hedges of forecasted cash flows.

We had the following outstanding foreign currency forward contracts as of September 29, 2023 (in millions):

Foreign currency contracts qualifying as cash flow hedges:	Notional amount
Euro	EUR	73.4
British pound	GBP	9.1
Japanese yen	JPY	297.8
Chilean peso	CLP	6,876.0
Kenyan shilling	KES	982.4
Korean won	KRW	4,100.0

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

Gains or losses on interest rate swaps are recorded in other comprehensive income and are subsequently reclassified into earnings as the interest expense on debt is recognized in earnings. At September 29, 2023, the notional value of interest rate contracts outstanding was $400.0 million, with $200.0 million maturing in June 2024 and the remaining $200.0 million maturing in 2028. Refer to Note 8, “Debt and Finance Lease Obligations.”

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

13.  Derivative Financial Instruments (continued)

The following table reflects the fair values of derivative instruments, which are designated as level 2 in the fair value hierarchy, as of September 29, 2023 and December 30, 2022 (U.S. dollars in millions):

	Derivatives designated as hedging instruments (1)
	Foreign exchange contracts		Interest rate swaps		Total
Balance Sheet location:	September 29, 2023	December 30, 2022	September 29, 2023	December 30, 2022	September 29, 2023	December 30, 2022
Asset derivatives:
Prepaid expenses and other current assets	$3.7	$—	$3.6	$—	$7.3	$—
Other noncurrent assets	—	—	12.8	15.8	12.8	15.8
Total asset derivatives	$3.7	$—	$16.4	$15.8	$20.1	$15.8

Liability derivatives:
Accounts payable and accrued expenses	$2.6	$6.5	$—	$—	$2.6	$6.5
Other noncurrent liabilities	—	0.2	—	—	—	0.2
Total liability derivatives	$2.6	$6.7	$—	$—	$2.6	$6.7
(1) See Note 14, “Fair Value Measurements,” for fair value disclosures.

We expect that $7.8 million of the net fair value of our cash flow hedges recognized as a net gain in accumulated other comprehensive loss will be transferred to earnings during the next 12 months, and the remaining net gain of $7.9 million over the following 5 years, along with the earnings effect of the related forecasted transactions.

The following table reflects the effect of derivative instruments on the Consolidated Statements of Comprehensive Income for the quarters and nine months ended September 29, 2023 and September 30, 2022 (U.S. dollars in millions):

	Net amount of gain (loss) recognized in other comprehensive income (loss) on derivatives
	Quarter ended		Nine months ended
Derivative instruments	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Foreign exchange contracts	$2.5	$(2.6)	$7.0	$17.2
Interest rate swaps, net of tax	2.3	14.2	2.1	38.8
Total	$4.8	$11.6	$9.1	$56.0

Refer to Note 15, “Accumulated Other Comprehensive Loss,” for the effect of derivative instruments on the Consolidated Statements of Operations related to amounts reclassified from accumulated other comprehensive loss for the quarters and nine months ended September 29, 2023 and September 30, 2022.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

14.  Fair Value Measurements (continued)

The following table provides a summary of the fair values of our derivative financial instruments measured on a recurring basis (U.S. dollars in millions):

Fair value measurements
	Foreign currency forward contracts, net liability		Interest rate contracts, net asset
	September 29, 2023	December 30, 2022	September 29, 2023	December 30, 2022
Quoted prices in active markets for identical assets (Level 1)	$—	$—	$—	$—
Significant observable inputs (Level 2)	1.1	(6.7)	16.4	15.8
Significant unobservable inputs (Level 3)	—	—	—	—

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

In addition, we currently have certain definite-lived intangible assets related to our fresh and value-added products segment which arose from an acquisition and had an aggregate carrying value of $96.9 million as of the quarter ended September 29, 2023. The carrying values of these definite-lived intangible assets are sensitive to changes in estimated cash flows. Our current estimates of future cash flows depend on our ability to demonstrate successful implementation of our strategies to improve sales and profitability from these activities over the upcoming quarters. If we are unable to demonstrate successful implementation of these strategies, it could lead to impairment of some or all of these assets.

Assets held for sale, which had a carrying amount of $1.9 million as of September 29, 2023, primarily consists of $1.0 million related to a facility and farm land in Central America and $0.8 million related to an ocean-going vessel. Assets held for sale are recognized at the lower of cost or fair value less cost to sell. The fair value measurements for our held for sale assets are generally based on Level 3 inputs, which include information obtained from third-party appraisals.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

14.  Fair Value Measurements (continued)

During the nine months ended September 29, 2023, our 60% owned joint venture in Saudi Arabia completed the sale of two distribution centers and related assets which were previously held for sale. We received net proceeds of $66.1 million from the sale of these assets and recorded a gain of $20.5 million which is reflected in gain (loss) on disposal of property, plant and equipment, net and subsidiary on our Consolidated Statement of Operations. Contemporaneously with the execution of the sale and purchase agreement, we entered into an operating lease agreement in which we leased back approximately 31% of the facilities for a term of five years. The lease agreement allows for an option to renew for additional terms, subject to the written agreement of both parties.

During the nine months ended September 29, 2023, we completed the sale of an idle production facility in North America, which was previously held for sale. We received net proceeds of $23.0 million from the sale of this asset and recorded a gain of $7.0 million which is reflected in gain (loss) on disposal of property, plant and equipment, net and subsidiary on our Consolidated Statement of Operations. Contemporaneously with the execution of the sale and purchase agreement, we entered into an operating lease agreement in which we leased back a portion of the facility for a term of 21 months.

During the nine months ended September 29, 2023, we completed the sale of our plastics business subsidiary in South America for total cash consideration of $17.0 million, and recorded a gain on sale of $3.8 million which is reflected in gain (loss) on disposal of property, plant and equipment, net and subsidiary on our Consolidated Statement of Operations. We received $14.0 million of the proceeds in July 2023 and the remaining $3.0 million will be received in three equal and successive semi-annual installments. At September 29, 2023, $2.0 million of the consideration is reflected in other accounts receivable on our Consolidated Balance Sheet while the remaining $1.0 million is reflected in other noncurrent assets. The total consideration associated with the sale is subject to customary post-closing adjustments. The assets and liabilities associated with this business were previously classified as held for sale as of the quarter ended March 31, 2023 and had a net carrying amount of $13.0 million at the time of closing.

In addition to the above asset sales, during the nine months ended September 29, 2023 we received proceeds of $12.2 million from the sale of other assets previously held for sale and recorded an additional gain of $7.1 million which is reflected in gain (loss) on disposal of property, plant and equipment, net and subsidiary on our Consolidated Statement of Operations.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

15.  Accumulated Other Comprehensive Loss

The following table includes the changes in accumulated other comprehensive loss by component (U.S. dollars in millions):

	Changes in Accumulated Other Comprehensive Loss by Component (1)
	Cash Flow Hedges		Foreign Currency Translation Adjustment		Retirement Benefit Adjustment	Total
	Nine months ended September 29, 2023
Balance at December 30, 2022	$6.0		$(36.0)		$(11.5)	$(41.5)
Other comprehensive income (loss) before reclassifications	14.3	(3)	(2.8)	(2)	—	11.5
Amounts reclassified from accumulated other comprehensive loss	(5.2)		—		0.4	(4.8)
Net current period other comprehensive income (loss)	9.1		(2.8)		0.4	6.7
Balance at September 29, 2023	$15.1		$(38.8)		$(11.1)	$(34.8)

	Nine months ended September 30, 2022
Balance at December 31, 2021	$(40.9)		$(17.4)		$(8.6)	$(66.9)
Other comprehensive income (loss) before reclassifications	66.4	(3)	(35.5)	(2)	0.2	31.1
Amounts reclassified from accumulated other comprehensive loss	(10.4)		—		1.0	(9.4)
Net current period other comprehensive income (loss)	56.0		(35.5)		1.2	21.7
Balance at September 30, 2022	$15.1		$(52.9)		$(7.4)	$(45.2)

(1) All amounts are net of tax and noncontrolling interest.
(2) Includes losses of $2.7 million and $11.0 million for the nine months ended September 29, 2023 and nine months ended September 30, 2022, respectively, on intra-entity foreign currency transactions that are of a long-term-investment nature.
(3) Includes a tax effect of $1.5 million and $(5.7) million for the nine months ended September 29, 2023 and nine months ended September 30, 2022, respectively.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

15.  Accumulated Other Comprehensive Loss (continued)

The following table includes details about amounts reclassified from accumulated other comprehensive loss by component (U.S. dollars in millions):

	Amount of (gain) loss reclassified from accumulated other comprehensive loss
	September 29, 2023		September 30, 2022
Details about accumulated other comprehensive loss components	Quarter ended	Nine months ended	Quarter ended	Nine months ended	Affected line item in the statement where net income is presented
Cash flow hedges:
Designated as hedging instruments:
Foreign currency cash flow hedges	$(1.0)	$(1.2)	$(10.4)	$(19.8)	Net sales
Foreign currency cash flow hedges	0.1	2.2	(0.2)	3.9	Cost of products sold
Interest rate swaps	(2.3)	(6.2)	0.7	5.5	Interest expense
Total	$(3.2)	$(5.2)	$(9.9)	$(10.4)
Amortization of retirement benefits:
Actuarial losses	0.1	0.4	0.2	0.6	Other expense, net
Curtailment and settlement losses	—	—	0.4	0.4	Other expense, net
Total	$0.1	$0.4	$0.6	$1.0

16.  Shareholders’ Equity

Our shareholders have authorized 50,000,000 preferred shares at $0.01 par value, of which none are issued or outstanding at September 29, 2023, and 200,000,000 ordinary shares at $0.01 par value, of which 48,126,478 are issued and outstanding at September 29, 2023.

The below is a summary of the dividends paid per share during the nine months ended September 29, 2023 and September 30, 2022. These dividends were declared and paid within the same fiscal quarter.

Nine months ended
September 29, 2023		September 30, 2022
Dividend Payment Date	Cash Dividend per Ordinary Share	Dividend Payment Date	Cash Dividend per Ordinary Share
September 8, 2023	$0.20	September 9, 2022	$0.15
June 9, 2023	$0.20	June 10, 2022	$0.15
March 31, 2023	$0.15	April 1, 2022	$0.15

We paid $26.4 million in dividends during the nine months ended September 29, 2023 and $21.5 million in dividends during the nine months ended September 30, 2022.

On October 31, 2023, our Board of Directors declared a quarterly cash dividend of twenty cents ($0.20) per share, payable on December 8, 2023, to shareholders of record on November 15, 2023.

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

During the quarter ended June 30, 2023, the noncontrolling shareholder exercised its put option right and accordingly, the Company closed the purchase of the remaining 25% of this subsidiary for $5.2 million in cash consideration. The transaction was accounted for as an equity transaction, with the differential between the redeemable noncontrolling interest carrying amount at the time of closing and the cash purchase price being recognized as a $42.7 million increase in paid-in capital within shareholders' equity on our Consolidated Balance Sheet.

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

•Fresh and value-added products - includes pineapples, fresh-cut fruit, fresh-cut vegetables (which includes fresh-cut salads), melons, vegetables, non-tropical fruit (including grapes, apples, citrus, blueberries, strawberries, pears, peaches, plums, nectarines, cherries, and kiwis), other fruit and vegetables, avocados, and prepared foods (including prepared fruit and vegetables, juices, other beverages, and meals and snacks).

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

Greece Flooding

We incurred costs related to severe floods caused by heavy rainstorms in Greece during the third quarter of 2023, which impacted our seasonal production facility. As a result, we recorded inventory write-off and clean-up costs of $8.4 million, (net of $3.0 million insurance reimbursement receivable) in cost of products sold and also recorded impairment and write-off of property and equipment damage of $0.9 million in asset impairment and other charges (credits), net, during both the third quarter of 2023 and the first nine months of 2023. The Company has flood insurance for the seasonal production facility and is in the process of submitting claims to its insurer for reimbursement. The Company is also seeking government assistance for emergency disaster relief.

Optimization Program

During fiscal 2020, we began a comprehensive review of our asset portfolio, which we continuously update, aimed at identifying non-strategic and underutilized assets to dispose of while reducing costs and driving further efficiencies in our operations. As a result of the review, we identified assets across all of our regions, primarily consisting of underutilized facilities and land, which we made a strategic decision to sell. During the first nine months of 2023, we completed the sales of various assets including two distribution centers and related assets in Saudi Arabia, an idle production facility in North America, our plastics business subsidiary, and land assets in South and Central America.

Income Taxes

In connection with the examination of the tax returns in two foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing aggregating approximately $160.3 million (including interest and penalties) for tax years 2012 through 2016. We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities.

In one of the foreign jurisdictions, we are currently contesting tax assessments related to the 2012-2015 audit years and the 2016 audit year in both the administrative court and the judicial court. During 2019 and 2020, we filed actions contesting the tax assessment in the administrative office. Our initial challenge to each of these tax assessments was rejected, and we subsequently lost our appeals at the administrative court. We have subsequently filed actions to contest each of these tax assessments in the country’s judicial courts. In addition, we have filed a request for injunction to the judicial court to stay the tax authorities' collection efforts for these two tax assessments, pending final judicial decisions. The court granted our injunction with respect to the 2016 audit year, however denied our injunction with respect to the 2012-2015 audit years. We timely appealed the denial of the injunction, and on August 10, 2022 the appellate court overturned the denial and granted our injunction for the 2012-2015 audit years. Pursuant to local law, we registered real estate collateral with an approximate fair market value of $7.0 million in connection with the grant of the 2016 audit year injunction. This real estate collateral has a net book value of $3.8 million as of the quarter ended September 29, 2023. In addition, in connection with the grant of the 2012-2015 audit year injunction, we registered real estate collateral with an approximate fair market value of $28.5 million, and a net book value of $4.6 million as of the quarter ended September 29, 2023. The registration of this real estate collateral does not affect our operations in the country.

In the other foreign jurisdiction, the administrative court denied our appeal, and on March 4, 2020 we filed an action in the judicial court to contest the administrative court's decision. The case is still pending.

We will continue to vigorously contest the adjustments and intend to exhaust all administrative and judicial remedies necessary in both jurisdictions to resolve the matters, which could be a lengthy process.

RESULTS OF OPERATIONS

Consolidated Financial Results

The following summarizes the more significant factors impacting our operating results for the 13-week and 39-week periods ended September 29, 2023 (also referred to as the “third quarter of 2023” and “first nine months of 2023,” respectively) and September 30, 2022 (also referred to as the “third quarter of 2022” and “first nine months of 2022,” respectively).

	Quarter ended		Nine months ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Net sales	$1,003.1	$1,053.5	$3,312.1	$3,402.4
Gross profit	74.4	88.0	288.2	258.5
Selling, general and administrative expenses	48.1	46.8	142.6	139.3
Operating income	25.4	51.0	171.9	125.1

Net sales - Net sales for the third quarter of 2023 were $1,003.1 million, compared with $1,053.5 million in the third quarter of 2022. Net sales for the first nine months of 2023 were $3,312.1 million, compared with $3,402.4 million in the first nine months of 2022. In both periods, the impact to net sales was primarily driven by lower sales volume in the fresh and value-added products segment and a decrease in sales in the other products and services segment due to softened global demand in our third-party ocean freight business, coupled with a weaker Japanese yen. Partially offsetting the net sales variance for the third quarter of 2023 were higher selling prices of non-tropical fruit and fresh-cut fruit and higher volumes and higher per unit selling prices of avocados. Partially offsetting the net sales variance for the first nine months of 2023 were higher sales volume of bananas and higher selling prices of bananas, pineapples, and fresh-cut fruit.

Gross profit - Gross profit for the third quarter of 2023 was $74.4 million, compared with $88.0 million in the third quarter of 2022. Gross profit was impacted by lower sales volume across most products, a stronger Costa Rican colon and Mexican peso, and the inventory write-off and clean-up costs related to the flooding of a seasonal production facility in Greece due to heavy rainstorms, partially offset by lower distribution and ocean freight costs. Gross profit for the first nine months of 2023 increased by 11% to $288.2 million, compared with $258.5 million in the first nine months of 2022. The increase was primarily driven by higher sales volume and selling price of bananas, partially offset by lower sales volume in the fresh and value-added products segment and our third-party ocean freight business due to softened market demand.

Gross profit for the third quarter of 2023 included $8.4 million of other product-related charges comprised primarily of an inventory write-off and clean-up costs related to the flooding of a seasonal production facility in Greece due to heavy rainstorms. For the first nine months of 2023, other product-related charges also included inventory write-offs of $1.8 million, primarily related to the sale of two distribution centers in Saudi Arabia in the first quarter of 2023. There were no other product-related charges in the third quarter of 2022 or the first nine months of 2022.

Selling, general and administrative expenses - Selling, general and administrative expenses for the third quarter of 2023 increased by $1.3 million, or 3%, when compared with the third quarter of 2022, primarily due to higher employee compensation. For the first nine months of 2023, selling, general and administrative expenses increased by $3.3 million, or 2%, when compared with the first nine months of 2022 primarily driven by higher advertising and promotional expenses, professional services costs, and employee compensation.

Gain (loss) on disposal of property, plant and equipment, net and subsidiary - The gain (loss) on disposal of property, plant and equipment, net and subsidiary for the third quarter of 2023 of $1.6 million primarily included a gain of $2.4 million related to the sale of a carrier vessel, partially offset by the loss related to the disposals of a farm in the Philippines and a plantation in Costa Rica. For the first nine months of 2023, gain (loss) on disposal of property, plant and equipment, net and subsidiary was $35.8 million and also included a $20.5 million gain on the sale of two distribution centers and related assets in Saudi Arabia, a $7.0 million gain on the sale of an idle production facility in North America, and a $3.8 million gain on the sale of our plastics business subsidiary in South America and gains on the sales of land assets in South and Central America. Partially offsetting the net gain was a loss on the disposal of low-yielding banana crops in Central America.

For the first nine months of 2022, gain (loss) on disposal of property, plant and equipment, net and subsidiary of $(2.2) million primarily related to a loss on the disposal of low-yielding banana plants in Central America, partially offset by a $1.4 million gain on the sale of vacant land in Mexico.

Asset impairment and other charges, net - Asset impairment and other charges, net of $2.5 million in the third quarter of 2023 primarily consisted of impairment charges due to low-yielding banana farms in the Philippines of $3.7 million, property, plant and equipment damage of $0.9 million due to severe flooding caused by heavy rainstorms in Greece, and impairment of right-of-use asset in South America of $0.7 million, partially offset by insurance reimbursement and other credits of $2.8 million in connection with a cybersecurity incident which occurred during early 2023. In addition, the first nine months of 2023 also included impairment charges due to low productivity grape vines in South America, idle land in Central America, and expenses incurred in connection with a cybersecurity incident which occurred during early 2023. The incident temporarily impacted certain of our operational and information technology systems. We were able to promptly recover our critical operational data and business systems and accordingly, the incident did not have a material impact on our financial results for the first nine months of 2023 and is not expected to have a material impact on future quarters. However, we did incur incremental costs primarily related to the engagement of specialized legal counsel and other incident response advisors.

Asset impairment and other charges, net of $(9.8) million during the third quarter of 2022 primarily consisted of a $(9.9) million reduction to our environmental liability for the Kunia Well Site clean-up in Hawaii. For the first nine months of 2022, asset impairment and other charges, net of $(8.1) million also included severance expense in connection with (i) the departure of our former President and Chief Operating Officer and (ii) the exit from a European facility.

Operating income - Operating income decreased by $25.6 million in the third quarter of 2023 when compared with third quarter of 2022, primarily due to lower gross profit, damage related to the floods in Greece, and impairment charges due to certain low-yielding banana farms in the Philippines. Operating income for the first nine months of 2023 increased by $46.8 million when compared with the first nine months of 2022, primarily driven by higher gross profit combined with the favorable impact of the net gain on disposal of property, plant, and equipment and the plastics business subsidiary, partially offset by higher asset impairment and other charges, net.

Interest expense - Interest expense was $6.0 million for the third quarter of 2023, compared with $6.2 million for the third quarter of 2022. Interest expense for the first nine months of 2023 increased by $3.2 million to $20.5 million, compared to $17.3 million for the first nine months of 2022, due to higher interest rates, partially offset by lower average debt balances.

Other expense, net - Other expense, net decreased by $2.0 million in the third quarter of 2023, when compared with the third quarter of 2022, primarily due to lower foreign currency-related losses. For the first nine months of 2023, other expense, net increased by $7.0 million when compared with the first nine months of 2022, mainly due to higher foreign currency related losses which were primarily driven by unrealized losses on balance sheet remeasurement.

Income tax provision - Income tax provision was $4.1 million for the third quarter of 2023 compared with $3.3 million for the third quarter of 2022, and was $24.9 million for the first nine months of 2023 compared with $13.9 million for the first nine months of 2022. The increase in the income tax provision in both the third quarter and first nine months of 2023 was primarily due to increased earnings in certain higher tax jurisdictions combined with the tax effect related to the sale of our plastics business subsidiary in South America during the second quarter of 2023. Additionally, the increase in the income tax provision for the nine months ended September 29, 2023 also reflects the tax effects of our asset sales in Saudi Arabia and North America during the first quarter of the year. The income tax provision for both the third quarter of 2022 and the first nine months of 2022, included the impact of a $1.5 million provision recognized in the quarter ended September 30, 2022 relating to a change in our assertion that certain foreign earnings are no longer deemed permanently reinvested.

Financial Results by Segment

The following table presents net sales and gross profit by segment (U.S. dollars in millions), and in each case, the percentage of the total represented thereby and gross margin percentage:

	Quarter ended
	September 29, 2023					September 30, 2022
Segment	Net Sales		Gross Profit		Gross Margin	Net Sales		Gross Profit		Gross Margin
Fresh and value-added products	$574.0	57%	$36.2	49%	6.3%	$599.8	57%	$55.1	62%	9.2%
Banana	384.7	38%	31.9	43%	8.3%	388.4	37%	22.6	26%	5.8%
Other products and services	44.4	5%	6.3	8%	14.2%	65.3	6%	10.3	12%	15.7%
Totals	$1,003.1	100%	$74.4	100%	7.4%	$1,053.5	100%	$88.0	100%	8.3%

	Nine months ended
	September 29, 2023					September 30, 2022
	Net Sales		Gross Profit		Gross Margin	Net Sales		Gross Profit		Gross Margin
Fresh and value-added products	$1,895.0	57%	$145.3	50%	7.7%	$2,004.9	59%	$148.9	58%	7.4%
Banana	1,258.6	38%	125.7	44%	10.0%	1,216.1	36%	82.6	32%	6.8%
Other products and services	158.5	5%	17.2	6%	10.9%	181.4	5%	27.0	10%	14.9%
Totals	$3,312.1	100%	$288.2	100%	8.7%	$3,402.4	100%	$258.5	100%	7.6%

Third Quarter of 2023 Compared with Third Quarter of 2022

Fresh and value-added products

Net sales for the third quarter of 2023 were $574.0 million, compared with $599.8 million in the prior-year period, primarily as a result of lower sales volumes of non-tropical fruit, pineapple, fresh-cut fruit, and fresh-cut vegetables as well as prepared foods, partially offset by higher per unit selling prices of non-tropical fruit, fresh-cut fruit, and pineapple product categories combined with higher sales volume and higher per unit selling price of avocados.

Gross profit for the third quarter of 2023 was $36.2 million, compared with $55.1 million in the prior-year period. Gross profit variance was primarily due to higher production and procurement costs of most products, partially due to a stronger Costa Rican colon and Mexican peso along with, lower net sales volume, partially offset by higher selling prices and lower ocean freight costs.

Gross profit for the third quarter of 2023 included $8.4 million of other product-related charges comprised primarily of inventory write-off and clean-up costs tied to the flooding of a seasonal production facility in Greece due to heavy rainstorms. There were no other product-related charges in the third quarter of 2022. Gross margin was 6.3%, compared with 9.2% in the prior-year period.

Banana

Net sales for the third quarter of 2023 were $384.7 million, compared with $388.4 million in the prior-year period, primarily as a result of lower selling prices and sales volume in North America, mostly offset by higher sales volume and per unit selling prices in Europe.

Gross profit for the third quarter of 2023 was $31.9 million, compared with $22.6 million in the prior-year period. The increase in gross profit was impacted by lower distribution, ocean freight, and product costs, partially offset by a stronger Costa Rican colon. Gross margin increased to 8.3%, compared with 5.8% in the prior-year period.

Other products and services

Net sales for the third quarter of 2023 were $44.4 million, compared with $65.3 million in the prior-year period, mainly due to lower net sales of third-party ocean freight services due to softened global demand.

Gross profit was $6.3 million for the third quarter of 2023, compared with $10.3 million in the prior-year period, primarily as a result of lower third-party ocean freight services net sales. Gross margin decreased to 14.2% from 15.7% in the prior-year period.

First Nine Months of 2023 Compared with First Nine Months of 2022

Fresh and value-added products

Net sales for the first nine months of 2023 were $1,895.0 million, compared with $2,004.9 million in the prior-year period. The impact to net sales was primarily driven by lower sales volume of most products and lower per unit selling prices of avocados, partially offset by higher per unit selling prices across most products.

Gross profit for the first nine months of 2023 was $145.3 million, compared with $148.9 million in the prior-year period. The impact to gross profit compared with the prior-year period was primarily driven by lower net sales, inventory write-off in prepared foods due to the flooding in Greece, and a stronger Costa Rican colon and Mexican peso, partially offset by lower ocean freight and distribution costs. Gross margin increased to 7.7%, compared with 7.4% in the prior-year period.

Gross profit for the first nine months of 2023 included $10.1 million of other product-related charges comprised of $8.4 million of inventory write-off and clean-up costs tied to the flooding of a seasonal production facility in Greece due to heavy rainstorms and $1.8 million inventory write-off due to the sale of two distribution centers in Saudi Arabia. There were no other product-related charges in the first nine months of 2022.

Banana

Net sales for the first nine months of 2023 were $1,258.6 million, compared with $1,216.1 million in the prior-year period. The increase in net sales was primarily driven by higher per unit selling prices and sales volume in Europe.

Gross profit for the first nine months of 2023 was $125.7 million, compared with $82.6 million in the prior-year period. The increase in gross profit was primarily driven by higher per unit selling prices and sales volume and lower per unit distribution and ocean freight costs. Gross profit was partially offset by higher per unit production and procurement costs due to continued inflationary input costs through the first half of the year combined with a stronger Costa Rican colon. Gross margin increased to 10.0%, compared with 6.8% in the prior-year period.

Other products and services

Net sales for the first nine months of 2023 were $158.5 million, compared with $181.4 in the prior-year period mainly due to lower net sales of third-party ocean freight due to softened global demand.

Gross profit for the first nine months of 2023 was $17.2 million, compared with $27.0 million in the prior-year period as a result of lower net sales. Gross margin decreased to 10.9% from 14.9% in the prior-year period.

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

Our primary sources of cash flow are net cash provided by operating activities and borrowings under our credit facility. Our primary uses of net cash flow are capital expenditures to increase our productivity and expand our product offerings and geographic reach, dividends, and servicing outstanding indebtedness. We may also, from time to time, prepay outstanding indebtedness on our credit facility, acquire assets or businesses, or make investments in businesses that we believe are complementary to our operations and long-term strategy.

A summary of our cash flows is as follows (U.S. dollars in millions):

	Nine months ended
	September 29, 2023	September 30, 2022
Summary cash flow information:
Net cash provided by operating activities	$180.1	$105.7
Net cash provided by (used in) investing activities	69.9	(37.6)
Net cash used in financing activities	(191.2)	(57.0)
Effect of exchange rate changes on cash	1.9	0.7
Net increase in cash and cash equivalents	60.7	11.8
Cash and cash equivalents, beginning	17.2	16.1
Cash and cash equivalents, ending	$77.9	$27.9

Operating Activities

Net cash provided by operating activities was $180.1 million for the first nine months of 2023 compared with $105.7 million for the first nine months of 2022, an increase of $74.4 million. The increase was primarily attributable to working capital fluctuations, mainly driven by (i) lower levels of raw materials and packaging supplies inventory in the current year period due to a strategic increase in levels in the prior year to secure costs and availability and (ii) higher net income. Partially offsetting the increase were lower levels of accounts payable and accrued expenses, primarily due to the timing of period end payments to suppliers.

At September 29, 2023, we had working capital of $587.7 million, compared with $634.4 million at December 30, 2022, a decrease of $46.7 million. The decrease in working capital was primarily due to lower levels of (i) raw materials and packaging supplies inventory, (ii) growing crop inventory, primarily due to seasonal variations, and (iii) assets held for sale. Partially offsetting the decrease in working capital was (a) lower levels of accounts payable and accrued expenses, mainly driven by the timing of period end payments to suppliers and (b) a higher balance of cash on hand.

Investing Activities

Net cash provided by investing activities for the first nine months of 2023 was $69.9 million, compared with net cash used in investing activities of $37.6 million for the first nine months of 2022. Net cash provided by investing activities for the first nine months of 2023 primarily consisted of proceeds from the sale of property, plant and equipment and subsidiary of $115.5 million which mainly related to the sales of two distribution centers in Saudi Arabia, an idle production facility in North America, and land assets in South and Central America and proceeds from the sale of our plastics business subsidiary in South America for total purchase consideration of $17.0 million, of which we received $14.0 million. The remaining $3.0 million will be received in three equal and successive semi-annual installments, subject to customary post-closing adjustments.

Partially offsetting the net cash provided by investing activities for the first nine months of 2023 were capital expenditures of $40.7 million which mainly included expenditures related to (i) improvements to our pineapple operations in Central America and Kenya, (ii) investments in our operations and production facilities in North America benefiting both our fresh and value-added products and banana segments, including expenditures related to automation and technology initiatives, (iii) investments in our production facilities in the Middle East benefiting our poultry and meats business, and (iv) improvements to our value-added production facilities in Europe and the Middle East. Net cash provided by investing activities for the first nine months of 2023 also reflects $4.4 million in investments in unconsolidated companies in the food and nutrition sector that align with our long-term strategy and vision.

Net cash used in investing activities for the first nine months of 2022 primarily consisted of capital expenditures of $35.8 million, which mainly included expenditures related to (i) improvements to our banana operations in Central America, (ii) improvements to our operations and production facilities primarily benefiting our fresh and value-added products segment, and

(iii) improvements to our pineapple operations in Central America and Kenya. Net cash used in investing activities for the first nine months of 2022 also reflects $9.3 million in investments in unconsolidated companies. Partially offsetting the net cash used in investing activities were proceeds from the sale of property, plant and equipment of $7.6 million, primarily relating to the sale of vacant land in Mexico.

Financing Activities

Net cash used in financing activities for the first nine months of 2023 was $191.2 million, compared with $57.0 million for the first nine months of 2022. Net cash used in financing activities for the first nine months of 2023 primarily consisted of (i) net repayments on debt of $138.8 million, (ii) dividends paid of $26.4 million, (iii) distributions to noncontrolling interests of $17.9 million, including a distribution to our minority partner in Saudi Arabia in connection with the sale of the two distribution centers completed in the first quarter of 2023, and (iv) a $5.2 million payment to acquire the remaining 25% interest in one of our Mann Packing subsidiaries, as the noncontrolling shareholder exercised its put option during the second quarter of 2023. The transaction was treated as an equity transaction, with the differential between the redeemable noncontrolling interest carrying amount on our Consolidated Balance Sheet and the cash purchase price being recognized as an increase in shareholders' equity.

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
Effective January 3, 2023, amounts borrowed under the Revolving Credit Facility accrue interest, at our election, at either (i) the Term SOFR Rate (as defined in the Second A&R Credit Agreement) plus a margin that ranges from 1.0% to 1.5% or (ii) the Base Rate (as defined in the Second A&R Credit Agreement) plus a margin that ranges from 0% to 0.5%, in each case based on our Consolidated Leverage Ratio (as defined in the Second A&R Credit Agreement). The Second A&R Credit Agreement interest rate grid provides for five pricing levels for interest rate margins. At September 29, 2023, we had borrowings of $401.0 million outstanding under the Revolving Credit Facility bearing interest at a per annum rate of 6.55%. In addition, we pay an unused commitment fee.
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

The Second A&R Credit Agreement requires us to comply with certain financial and other covenants. Specifically, it requires us to maintain a 1) Consolidated Leverage Ratio of not more than 3.50 to 1.00 at any time during any period of four consecutive fiscal quarters, subject to certain exceptions and 2) minimum Consolidated Interest Coverage Ratio of not less than 2.25 to 1.00 as of the end of any fiscal quarter. Additionally, it requires us to comply with certain other covenants, including limitations on capital expenditures, stock repurchases, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales, and mergers. Under the Second A&R Credit Agreement, we are permitted to declare or pay cash dividends in any fiscal year up to an amount that does not exceed the greater of (i) an amount equal to the greater of (A) 50% of the Consolidated Net Income (as defined in the Second A&R Credit Agreement) for the immediately preceding fiscal year or (B) $25 million or (ii) the greatest amount which would not cause the Consolidated Leverage Ratio (determined on a pro forma basis) to exceed 3.25 to 1.00. It also provides an allowance for stock repurchases to be an amount not exceeding the greater of (i) $150 million in the aggregate or (ii) the amount that, after giving pro forma effect thereto and any related borrowings, will not cause the Consolidated Leverage Ratio to exceed 3.25 to 1.00. As of September 29, 2023, we were in compliance with all of the financial and other covenants contained in the Second A&R Credit Agreement.

In addition to the indebtedness under our Second A&R Credit Agreement, our material cash requirements include contractual obligations from other working capital facilities and lease obligations. Refer to Note 8. "Debt and Finance Lease Obligations" of the accompanying unaudited consolidated financial statements for more information regarding these material cash requirements.

As of September 29, 2023, we had $525.5 million unused borrowing capacity, net of letters of credit and guarantees, primarily under the Revolving Credit Facility.

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

Contractual Obligations

As of September 29, 2023, there were no material changes in our commitments or contractual obligations as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 30, 2022.

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K for the fiscal year ended December 30, 2022. There were no material changes to these critical accounting policies or estimates during the third quarter of 2023.

Fair Value Measurements

Our results of operations and financial condition are exposed to fluctuations in currency exchange rates against the U.S. dollar, and we mitigate that exposure by entering into foreign currency forward contracts. Certain of our subsidiaries periodically enter into foreign currency forward contracts in order to hedge portions of forecasted sales or cost of sales denominated in foreign currencies which generally expire within one year. The fair value of our foreign currency cash flow hedges was a net asset position of $1.1 million as of September 29, 2023 compared to a liability position of $6.7 million as of December 30, 2022 due to the relative strengthening or weakening of exchange rates when compared to contracted rates.

Our results of operations and financial condition are exposed to fluctuations in variable interest rates, and we mitigate that exposure by entering into interest rate swaps from time to time. During 2018, we entered into interest rate swaps in order to hedge the risk of the fluctuation on future interest payments related to a portion of our variable rate borrowings through 2028. The fair value of our interest rate swap cash flow hedges was an asset position of $16.4 million as of September 29, 2023 compared to an asset position of $15.8 million as of December 30, 2022. The change in value was due to the relative increase in variable interest rates when compared to the rates as of December 30, 2022. In connection with the Amendment of our Revolving Credit Facility, we amended our interest rate swaps to transition from LIBOR to Term SOFR effective January 3, 2023.

We enter into derivative instruments with counterparties that are highly rated and do not expect a deterioration of our counterparty’s credit ratings; however, the deterioration of our counterparty’s credit ratings would affect the Consolidated Financial Statements in the recognition of the fair value of the hedges that would be transferred to earnings as the contracts settle. We expect that $7.8 million of the net fair value of our cash flow hedges recognized as a net gain in accumulated other comprehensive loss will be transferred to earnings during the next 12 months and the remaining net gain of $7.9 million over a period of approximately 5 years, along with the earnings effect of the related forecasted transactions.

The fair value of the banana reporting unit's goodwill and the prepared food reporting unit's goodwill and remaining trade names and trademarks are highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets. We disclosed the sensitivity related to the banana reporting unit's goodwill and the prepared food reporting unit's goodwill and trade names and trademarks in our Annual Report on Form 10-K for the year ended December 30, 2022. During the quarter ended September 29, 2023, we did not record impairment charges associated with these reporting units or trade names and trademarks, however we continue to monitor their performance.

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

In addition, we currently have certain definite-lived intangible assets related to our fresh and value-added products segment which arose from an acquisition and had an aggregate carrying value of $96.9 million as of the quarter ended September 29, 2023. The carrying values of these definite-lived intangible assets are sensitive to changes in estimated cash flows. Our current estimates of future cash flows depend on our ability to demonstrate successful implementation of our strategies to improve sales and profitability from these activities over the upcoming quarters. If we are unable to demonstrate successful implementation of these strategies, it could lead to impairment of some or all of these assets.

New Accounting Pronouncements

Refer to Note 2. “Recently Issued Accounting Pronouncements” of the accompanying unaudited consolidated financial statements for a discussion of recent accounting pronouncements.

Seasonality

Interim results are subject to significant variations and may not be indicative of the results of operations that may be expected for an entire fiscal year. Due to seasonal sales price fluctuations, we have historically realized a greater portion of our net sales and gross profit during the first two quarters of the year. The sales price of any fresh produce item fluctuates throughout the year due to the supply of and demand for that particular item, as well as the pricing and availability of other fresh produce items, many of which are seasonal in nature. While seasonality in 2022 was atypical due to the high inflationary environment and a lag in price increases, our results in 2023 are consistent with historical trends where we realize a greater portion of our net sales and gross profit during the first two quarters of the year.

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
•our expectations regarding market conditions, volatility and seasonality, and their impact on our operating results;
•our expectations regarding our ability to offset costs incurred in connection with the flooding in Greece;
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
•our ability to successfully manage the risks associated with international operations, including risks relating to inflation, tax laws, currency restrictions and exchange rate fluctuations, legal or judicial systems, and political or economic conditions;
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
•the ability to meet our anticipated cash needs;
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
•the success of our joint ventures;

•the adequacy of our insurance coverage; and
•the impact of governmental trade restrictions, including adverse governmental regulation that may impact our ability to access certain markets.

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

Item 4.        Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 29, 2023. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Such officers also confirm that there were no changes to our internal control over financial reporting during the quarter ended September 29, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

Tax related matters

In connection with the examination of the tax returns in two foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing aggregating approximately $160.3 million (including interest and penalties) for tax years 2012 through 2016. We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities.

In one of the foreign jurisdictions, we are currently contesting tax assessments related to the 2012-2015 audit years and the 2016 audit year in both the administrative court and the judicial court. During 2019 and 2020, we filed actions contesting the tax assessment in the administrative office. Our initial challenge to each of these tax assessments was rejected, and we subsequently lost our appeals at the administrative court. We have subsequently filed actions to contest each of these tax assessments in the country’s judicial courts. In addition, we have filed a request for injunction to the judicial court to stay the tax authorities' collection efforts for these two tax assessments, pending final judicial decisions. The court granted our injunction with respect to the 2016 audit year, however denied our injunction with respect to the 2012-2015 audit years. We timely appealed the denial of the injunction, and on August 10, 2022 the appellate court overturned the denial and granted our injunction for the 2012-2015 audit years. Pursuant to local law, we registered real estate collateral with an approximate fair market value of $7.0 million in connection with the grant of the 2016 audit year injunction. This real estate collateral has a net book value of $3.8 million as of the quarter ended September 29, 2023. In addition, in connection with the grant of the 2012-2015 audit year injunction, we registered real estate collateral with an approximate fair market value of $28.5 million, and a net book value of $4.6 million as of the quarter ended September 29, 2023. The registration of this real estate collateral does not affect our operations in the country.

In the other foreign jurisdiction, the administrative court denied our appeal, and on March 4, 2020 we filed an action in the judicial court to contest the administrative court's decision. The case is still pending.

We will continue to vigorously contest the adjustments and intend to exhaust all administrative and judicial remedies necessary in both jurisdictions to resolve the matters, which could be a lengthy process.

Item 5.        Other Information

Rule 10b5-1 Trading Plans

During the quarter ended September 29, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
_____________________
*    Furnished herewith.
**    Filed herewith.
***    Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 29, 2023 and December 30, 2022, (ii) Consolidated Statements of Operations for the quarters and nine months ended September 29, 2023 and September 30, 2022, (iii) Consolidated Statements of Comprehensive Income for the quarters and nine months ended September 29, 2023 and September 30, 2022, (iv) Consolidated Statements of Cash Flows for the nine months ended September 29, 2023 and September 30, 2022, (v) Consolidated Statements of Shareholders' Equity and Redeemable Noncontrolling Interest for the quarters and nine months ended September 29, 2023 and September 30, 2022 and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fresh Del Monte Produce Inc.

Date:	November 1, 2023	By:	/s/ Mohammed Abbas
Mohammed Abbas
Executive Vice President & Chief Operating Officer

		By:	/s/ Monica Vicente
Monica Vicente
Senior Vice President & Chief Financial Officer