Form 10-K
period 2023-12-29
FRESH DEL MONTE PRODUCE INC
filed 2024-02-26
CIK 1047340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2023

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

 Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No   ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of Ordinary Shares held by non-affiliates at June 30, 2023, the last business day of the registrant’s most recently completed second quarter, was $886,841,685 based on the number of shares held by non-affiliates of the registrant and the reported closing price of Ordinary Shares on June 30, 2023 of $25.71.

As of February 16, 2024, there were 47,629,018 ordinary shares of Fresh Del Monte Produce Inc. issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant’s definitive Proxy Statement for the 2024 Annual General Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year are incorporated by reference in Part III of this report.

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
•the third-largest marketer of bananas in the United States, and a leading marketer in other markets worldwide; and
•a leading marketer of:
◦fresh-cut fruit in the United States, Canada, Japan, South Korea, and the United Kingdom;
◦fresh-cut vegetables in North America, South Korea, Kuwait, United Arab Emirates, Japan, and Saudi Arabia;
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

We market and distribute our products to retail stores, club stores, convenience stores, wholesalers, distributors and foodservice operators in more than 80 countries around the world. North America is our largest market, accounting for 60% of our net sales in 2023. Our other major markets are Europe, the Middle East (which includes North Africa) and Asia. Our net sales by region for the year 2023 are depicted in the chart below.

We produce, source, distribute and market a broad array of fresh produce, primarily under the Del Monte® brand, as well as under other proprietary brands, such as UTC® and Rosy®. We also produce, distribute and market prepared fruits and vegetables, juices, beverages and snacks under the Del Monte® brand, as well as other proprietary brands, such as Just Juice®, Fruitini®, Pinkglow®, Del Monte Zero™, Honeyglow®, Rubyglow®, Honey Miniglow®, Bananinis®, and other regional trademarks in Europe, Africa and the Middle East. We also distribute under the Mann Packing family of brands in North America including Mann™, Mann's Logo®, Arcadian Harvest®, Nourish Bowls®, Broccolini®, Caulilini®, Better Burger Leaf® and Romaleaf®.

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

Sourcing and Production

A graphic depicting our geographic sales and sourcing operations as of the end of 2023 is shown below.

We source our fresh produce products primarily from Central and South America, North America, and the Philippines, and our prepared food products from Africa, Europe, and the Middle East. We also produce, market and distribute certain prepared food products in North America based on our agreement with Del Monte Pacific Limited and its subsidiary Del Monte Foods, Inc.

Our products are sourced from company-controlled operations and through supply contracts with independent producers. In 2023, 49% of the fresh produce we sold was grown on company-controlled farms and the remaining 51% was acquired primarily through supply contracts with independent growers. Costa Rica is our most significant sourcing location representing approximately 36% of our total sales volume of fresh produce products and where 36% of our property, plant and equipment was located in 2023.

Fresh and value-added products

Our fresh and value-added products segment includes sales of the following product categories:

Fresh-cut produce (fresh-cut fruit and fresh-cut vegetables)

Our fresh-cut produce sales in 2023 represented 20% of our total net sales. Our largest selling market for our fresh-cut products was North America which accounted for 71% of our fresh-cut fruit sales and 83% of our fresh-cut vegetable sales in 2023. We also sold fresh-cut produce in Europe, Asia, and the Middle East.

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

Our offerings in North America also include a broad variety of fresh and fresh-cut vegetable products since our acquisition of Mann Packing in 2018. During 2022, we completed our integration of Mann Packing, providing the business with full access to our North America resources and logistics network. We believe the completed integration will allow us to leverage our existing distribution network and infrastructure to expand the market reach of our Mann Packing family of products, while enhancing our ability to better serve our integrated customers and address consumers' needs for healthier foods.

The majority of fresh-cut produce is sold to consumers through retail and club store settings, as well as non-conventional settings such as e-commerce, convenience stores, and airports. We believe that outsourcing by food retailers will increase, particularly as food safety regulations become more stringent and retailers demand more value-added services. We believe that this trend should benefit large branded suppliers like us, who are better positioned to invest in state-of-the-art fresh-cut facilities, food safety systems and to service regional, national and global chains and foodservice operators, as well as supercenters, mass merchandisers, club stores and convenience stores. We also believe that large branded suppliers benefit from merchandising, branding and other marketing strategies for fresh-cut products, similar to those used for branded processed food products, which depend substantially on product differentiation.

The fruit we use in our fresh-cut operations are sourced within our integrated system of company-controlled farms and from GAP-certified (good agricultural practices) independent growers. We purchase our vegetables from independent growers principally in the United States and Mexico. Our purchase contracts for both fruit and vegetables are typically short-term and vary by produce item.

Pineapples

We believe that we are the leading marketer of fresh pineapples in the United States and a leading marketer worldwide based on internally generated data. Our pineapple net sales in 2023 represented 14% of our total net sales, and were primarily concentrated in North America (accounting for 61% of our total pineapple sales), followed by Europe (22%), Asia (11%), and the Middle East (6%).

Our Del Monte Gold® Extra Sweet pineapple, which was launched in 1996 as a then-new variety, has an enhanced taste, golden shell color, and bright yellow flesh and has replaced other traditional pineapple varieties in popularity and demand. The production and sale of premium pineapples in the market has also led to increased competition. In recent years, we have continued our efforts to innovate our product lines, including with the launch of our proprietary Pinkglow® pineapple in 2020 and with the relaunch of our Honeyglow® pineapple in 2021. In 2022, as a further showcase of our diverse product line in the pineapple space, we announced the launch of our Del Monte Zero™ carbon neutral pineapple, which provides consumers with a unique opportunity to support climate-conscious produce. This new pineapple product line extension, which launched in North America and select European markets in 2023, is grown in Costa Rica and has been certified as sustainably grown by a third-party certification body. In January 2024, we launched our Rubyglow® pineapple, debuting exclusively in China, which features a red exterior and bright yellow flesh as part of our expansion into the market.

Pineapples are grown in tropical and sub-tropical locations. The principal production and procurement areas for our pineapples are Costa Rica, the Philippines, and Kenya.

Pineapples have a long growing cycle of 18 months and require re-cultivation after one to two harvests. Growing pineapple requires a higher level of capital investment, as well as greater agricultural expertise as compared to bananas. Given the complexity of pineapple cultivation relative to our bananas, a higher percentage of the fresh pineapples we sell (74% by volume in 2023) is produced on company-controlled farms.

Avocados

Avocado net sales represented 6% of our total net sales during 2023. Avocados are one of the fastest growing produce items in the United States. According to a USDA report, the quantity of avocados available per person, a proxy for consumption, has tripled over the past two decades. Additionally, publications by The Packer over the most recent three years indicate that an average of approximately 39% of consumers in the U.S. purchased avocados over the same time period.

In 2021, we announced the arrival of our Goodvocado avocados, a pack of various sized avocados that naturally range from small to large, and that allow consumers to customize their use of avocados and discover new ways to incorporate them into their everyday cuisine. During 2022 and 2023, we continued our efforts in the area of avocado predictability, combining the use of artificial intelligence and our data library to develop technology that can help forecast avocado pricing.

Our avocados are sourced principally from Mexico where we have our own sourcing operations and sorting and packing facility, ensuring a consistent supply of high-quality avocados year-round. We also obtain our supply of avocados from independent growers in the United States and Peru.

Prepared Foods

We have a royalty-free, perpetual license to use the Del Monte® trademark in connection with the production, manufacture, sale and distribution of prepared food, including beverages, in over 100 countries throughout Europe, Africa, the Middle East and certain Central Asian countries. We can also produce, market and distribute certain prepared food products in North America based on our agreement with Del Monte Pacific Limited. The Del Monte® brand has a reputation with both consumers and retailers for value, quality and reliability and is considered a premier brand in many Western European markets. In addition to under the Del Monte® label, our prepared food products are also sold under the buyers’ own private label for major retailers.

Our prepared food products include prepared pineapple, peaches, fruit cocktail, pears, tomatoes, and other fruits and vegetables, as well as fruit juices, various meals and snacks, and industrial products such as fruit in the form of purees, pulps and concentrates for further processing. In North America, we also produce and market an array of prepared vegetable offerings such as vegetable trays with dip, salad kids, Nourish Bowls®, and ready-to-use veggie kits created for air fryers.

Our prepared pineapple products are primarily sourced from our facility in Kenya while our prepared deciduous and tomato products are primarily sourced from our facility in Greece and from independent producers. We expect to continue investing in new product development to increase revenue and maintain market leadership in our prepared foods category.

Banana

Bananas are the leading internationally traded fresh fruit in terms of volume and dollar sales and one of the best-selling fresh fruits in the United States. According to a 2023 publication by The Packer, bananas were the most popular item in the produce department, purchased by 63% of consumers in the U.S. over the past twelve months.

We believe that we are the third-largest marketer of bananas in the United States and a leading marketer in other markets worldwide, based on internally generated data. Our banana net sales in 2023 represented 38% of our total net sales, and were primarily concentrated in North America (accounting for 49% of our total banana sales), followed by Europe (23%), Asia (18%), and the Middle East (8%). Our ability to provide our customers with a year-round supply of high-quality Del Monte® bananas is important to maintaining our existing customer relationships and attracting new customers. Our position as a volume shipper of bananas has also allowed us to make regular shipments of a wide array of other fresh produce, such as pineapples, melons and plantains, and has enabled us to expand our third-party ocean freight services, thereby reducing our average per-box logistics costs and maintaining higher quality produce with a longer shelf life.

Bananas have a relatively short growing cycle and are grown in tropical locations with humid climates and heavy rainfall, such as Central and South America, the Caribbean, Asia and Africa. Bananas are grown throughout the year in these locations, although demand and prices fluctuate based on the relative supply of bananas and the availability of seasonal and alternative fruit.

We produce bananas on company-controlled farms in Costa Rica, Guatemala, the Philippines, Panama and Brazil, and we purchase bananas from independent growers in Guatemala, the Philippines, Ecuador, and Colombia. In 2023, we produced approximately 47% of the banana volume we sold on company-controlled farms, and we purchased the remainder from independent growers. Although our supply contracts are primarily long-term, we also make purchases in the spot market, primarily in Ecuador. In Ecuador and Costa Rica, there are minimum export prices for the sale of bananas, which are established and reviewed on a periodic basis by the respective governments.

In the Philippines, we purchase the majority of our bananas through long-term contracts with independent growers. Approximately 84% of our Philippine-sourced bananas are supplied by one grower, representing 12% of the Philippines banana industry volume in 2023. In the Philippines, we have leased approximately 4,000 hectares of land where we have planted approximately 3,055 hectares of bananas for the Asia and the Middle East markets.

Additionally, in early 2023 we announced a multi-year collaboration agreement with a United Arab Emirates-based ("UAE") firm to supply our Middle East and North Africa markets with bananas grown in Somalia, which is expected to begin in 2025. During the late 1980s and early 1990s, Somalia was a main hub for banana exports to these regions.

Other Products and Services

Included in our other products and services segment is our third-party freight and logistic services business and our Jordanian poultry and meats business.

Our third-party freight and logistic services business leverages our supply chain assets, including our shipping vessels, warehouses and cold storage infrastructure as part of our efforts to expand our portfolio of services. Our third-party ocean freight services business, which we rebranded as “Network Shipping” during 2022, operates as a hybrid shipping line/cargo owner and seeks to offer customers flexible and dependable access to routes between Costa Rica, Ecuador, Guatemala, Peru and the U.S. Our six refrigerated container vessels, which were delivered in 2020 and 2021, have allowed us to continue expanding this ancillary business, and provide meaningful contribution to our profitability in 2022 and 2023 which we expect to continue in future periods. The business began by allowing us to optimize the excess capacity on our ships’ outbound and return voyages to and from our product sourcing locations as a way to generate incremental revenue and reduce our overall shipping costs. We have opened agencies in the U.S., Guatemala, Costa Rica, Ecuador and Peru to support the expansion of this business and better serve our customers, including by enabling better end-to-end solutions such as cold storage services at port locations and cross-docking services in addition to our ocean freight services.

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

Logistics Operations

We conduct complex logistics operations on a global basis, transporting our products from the countries in which they are grown to the many markets in which they are sold worldwide. Maintaining fresh produce at the appropriate temperature is an important factor in preventing premature ripening and optimizing product quality and freshness. Consistent with our reputation for high-quality fresh produce, we must preserve our fresh produce in a continuous temperature-controlled environment, from the harvest through to distribution.

We have an integrated logistics network, which includes land and sea transportation through a broad range of refrigerated environments on ships, port facilities, containers, trucks and warehouses. Our logistics system is supported by various information systems. Our objective is to maximize use of our logistics network to lower our average per-box logistics cost, while remaining sufficiently flexible to redeploy capacity or shipments to meet fluctuations in demand in our key markets. Because logistics costs are also our largest expense other than our cost of products, we devote substantial resources to optimizing our logistics network.

As of the year ended 2023, we transported our fresh produce to markets using our fleet of two chartered and ten owned ships, and four port facilities in the United States. We operated 38 distribution centers globally, generally with cold storage and banana ripening facilities in our key markets worldwide, including the United States, Canada, South Korea, the United Arab Emirates, Saudi Arabia and Hong Kong. We also operated 25 fresh-cut facilities in the United States, the United Kingdom, Japan, South Korea, the United Arab Emirates, Kuwait, and Saudi Arabia, some of which are located within our distribution centers. In addition, we own or lease other related equipment, including approximately 355 trucks and refrigerated trailers used to transport our fresh produce in the United States. In the Middle East, we own or lease approximately 94 trucks used to deliver fresh produce and prepared food products to customers.

We transport our fresh produce using our fleet of two chartered refrigerated ships and ten owned ships and also transport our products to destinations around the world using third-party container lines that cover destinations that we do not service directly with our own fleet. Included in our ten owned ships are six refrigerated container ships that we received in 2020 and 2021. These fuel-efficient vessels have allowed us to continue generating logistics cost savings, expanding our third-party ocean freight business, and ensuring the freshness and quality of our products. We also operate a fleet of approximately 11,000 refrigerated containers.

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

Sales and Marketing

The Del Monte® brand has been used to identify premium produce products for over 125 years and is recognized by consumers worldwide for quality, freshness and reliability. We employ a variety of marketing tools, including advertising, public relations and promotions to reinforce our brand equity with consumers and the trade. Depending on the product and market, we also provide technical, logistical and merchandising support aimed at safeguarding the superior quality of our products to the ultimate consumer. Our sales and marketing activities are conducted by our sales force located at our sales offices worldwide and at each of our distribution centers. Our commercial efforts are supported by marketing professionals located in key markets and regional offices. A key element of our sales and marketing strategy is to use our distribution centers and fresh-cut facilities to provide value-added services to our customers. We actively support our customers through technical training in the handling of fresh produce, category management, in-store merchandising support, joint promotional activities, market research, inventory and other logistical support.

The level of marketing investment necessary to support the prepared foods business is significantly higher than that required for the fresh produce and fresh-cut fruit and vegetable business. We use a variety of promotional tools to build the Del Monte® brand and engage consumers in key markets in Europe, Africa and the Middle East. In certain European markets, we use distributors to perform product distribution, sales and marketing activities for the prepared foods business. Under these distribution agreements, the sales, warehousing, logistics, marketing and promotion functions are all performed by the distributor. This strategy of utilizing independent distributors enables us to reduce distribution, sales and marketing expenses while allowing us to penetrate additional markets.

During 2023, one customer, Walmart, Inc. (including its affiliates), accounted for approximately 9% of our total net sales. These sales are reported in our banana and fresh and value-added products segments. No customer accounted for 10% or more of our net sales in 2023. In 2023, our top 10 customers accounted for approximately 31% of our net sales.

North America

In 2023, 60% of our net sales were in North America where we have established a highly integrated sales and marketing network that builds on our ability to control transportation and distribution throughout our extensive logistics network. We operate a total of 27 distribution centers and fresh-cut facilities within North America. Our distribution centers have ripening capabilities and/or other value-added services. Within North America we also operate four port facilities, which include cold storage capabilities, and own an avocado packing facility in Uruapan, Mexico.

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

Europe

In 2023, 19% of our net sales were in Europe where we distribute our fresh produce and prepared food products. Our fresh produce products are distributed to leading retail chains, smaller regional customers as well as to wholesalers and distributors through direct sales and distribution centers.  In the United Kingdom, we have a sales office in Staines, England and operate a fresh-cut facility in Wisbech, England. In France, since late 2021, we have outsourced our fresh-cut production and banana ripening activities to third-parties, while our sales and marketing function is performed internally. Similarly, in Germany, our sales and marketing function is performed internally and our ripening operations were outsourced to a service provider beginning in 2022. In the Netherlands, Spain, Portugal, Italy and Poland, we have sales and marketing entities that perform direct sales of our fresh produce products.

Our prepared food products are distributed through independent distributors throughout most of Europe. In the United Kingdom, our prepared food products are distributed using a combination of both independent distributors and our own marketing entity. Our prepared foods activity in Germany and France has been performed via direct sales to the retail channel through our own sales and marketing entity.

Middle East and North Africa

In 2023, 9% of our net sales were in the Middle East and North Africa. In this region, we distribute our products through independent distributors and company-operated distribution facilities.

Our leased distribution and manufacturing center in Dubai, UAE has just-in-time delivery capabilities and includes fresh-cut fruit and vegetable operations, an ultra-fresh juice manufacturing operation and prepared foods distribution. In Saudi Arabia, through our 60%-owned joint venture, we lease two distribution centers with fresh-cut fruit, vegetable and salad operations, and prepared foods manufacturing of frozen potatoes, ultra-fresh juices, and freshly prepared sandwiches. One of the distribution centers is located in Riyadh, the capital city of Saudi Arabia, and the other distribution center is located in Jeddah, the second largest city in Saudi Arabia.

In the UAE and in Saudi Arabia, we also distribute our products using our own innovative retail concept through our Food and Beverage (F&B) stores. These F&B stores are small retail kiosks selling our fresh-cut produce, juice and other prepared food products and are strategically located in airports, schools, hospitals and inside hyper-markets.

In Jordan, we own a vertically integrated poultry business including poultry farms, hatcheries, a feed mill, a slaughterhouse and a meat processing plant. As part of our vertical integration and expansion strategy in this region, we developed a 10-hectare ultra-modern hydroponic greenhouse in Jordan to supply lettuce to our fresh-cut facilities, and where we also have a fresh-cut processing center for supplying lettuce to the Jordan market. We have one F&B store in Jordan.

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

Asia

In 2023, 10% of our net sales were in Asia. We distribute our products in Asia through direct marketing and large distributors. Our principal markets in this region are Japan, South Korea, mainland China and Hong Kong.
•In Japan, we distributed 100% of the products we sold in 2023 through our own direct sales and marketing organization and we operate three fresh-cut facilities. Our products are distributed from four distribution centers located at strategic ports in Japan, which include cold storage.
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

Quality Assurance

To ensure the consistent high quality of our products, we have quality assurance operations placed throughout our global operations under the direction of our corporate quality assurance team. This quality assurance team maintains and enforces detailed quality specifications for all our products so that they meet or exceed our high-quality standards and any applicable regulatory requirements. Our specifications require extensive sampling of our fresh produce at each stage of the production and distribution process using external appearance, internal quality, size, color, porosity, translucency, sweetness and other criteria. Our goal is that only fresh produce meeting our stringent quality specifications is sold under the Del Monte® and Mann™ brands.

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

The prepared food products market is mature and characterized by high levels of competition and consumer awareness. Consumer choices are driven by price and/or quality. Large retailers with their “buyers own label” (“BOL”) products appeal to price-conscious consumers, while brand names are the key differentiator for quality-focused consumers. In the prepared foods markets in Europe, Africa, North America, and the Middle East, we compete with various local producers, large retailers with their BOL products, and large international branded companies. We believe we hold a leading market position in the branded section of our prepared food products, specifically canned fruit and pineapple, in many European countries. The mature state of the market in Western Europe, together with the strength and sophistication of the large retailers there, account in part for the increasing presence of BOL products in many food and beverage categories. In order to reduce our costs and increase our competitiveness in the prepared foods market, particularly in Europe, we use distributors in certain key European markets to perform product distribution and sales and marketing activities. Under these arrangements, the sales, warehousing, logistics, marketing and promotion functions are all performed by the distributor.

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

The countries in which we market a material amount of our products are the United States, the countries of the European Union (EU), the United Kingdom, Japan, South Korea, and Saudi Arabia. The government regulations we are subject to include:

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

Research and Development and Intellectual Property

Our research and development programs have led to improvements in agricultural and growing practices, as well as product packaging and technology. These programs are directed mainly at reducing the cost and risk of pesticides by fostering the use of natural biological agents to control pests and diseases, testing new varieties of our principal fruit varieties for improved crop yield and resistance to diseases, and improving post-harvest handling. We have been seeking to increase the productivity of low-grade soils for improved banana growth and experimenting with various other types of fresh produce. Our research and development efforts are conducted by our staff of professionals and include studies conducted in laboratories, as well as on-site field analysis and experiments. We have research teams directing or actively involved in the development of new fruit varieties in the United States, Costa Rica, and Brazil.

Some of the research and development projects include:

•the development of the Del Monte Gold® Extra Sweet pineapple and other pineapple and melon varieties, including our proprietary Pinkglow® pineapple and Rubyglow® pineapple (patented as Vintage Ruby™); and
•improved irrigation methods and soil preparation for melon planting

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

These seasonal fluctuations are illustrated in the table below, which presents certain unaudited quarterly financial information for the periods indicated. The impact of seasonality on our financial results was atypical during fiscal year 2022, particularly in our banana segment, where market conditions led to a more significant portion of our gross profit being generated in the second half of the year when compared with historical results. Specifically, banana gross profit in the third and fourth quarters of 2022 was positively impacted by higher per unit sales prices when compared to those typically realized during those quarters. The higher per unit sales prices were driven by a combination of factors including inflation-justified price increases, fuel and freight surcharges within certain of our contracts, strategic sourcing decisions in response to market conditions which reduced excess volume, and atypical seasonally low industry supply in certain markets. Our results in 2023 were consistent with historical trends.

	Year ended
	December 29, 2023	December 30, 2022
Net sales:
First quarter	$1,128.5	$1,136.9
Second quarter	1,180.5	1,211.9
Third quarter	1,003.1	1,053.5
Fourth quarter	1,008.6	1,040.0
Total	$4,320.7	$4,442.3
Gross profit:
First quarter	$97.0	$89.8
Second quarter	116.8	80.7
Third quarter	74.4	88.0
Fourth quarter	62.5	81.7
Total*	$350.7	$340.2
*Due to rounding, the sum of the quarterly amounts may not equal the reported amounts for the full year.

Human Capital Management

We believe in nurturing people, from consumers eating our products to our employees, suppliers, customers and the communities in which we live and work.

Employees

Our employees are our greatest asset and are directly responsible for our success in delivering fresh, quality products to consumers. Our current workforce is comprised of approximately 6,402 full-time, salaried employees and 25,485 full-time, hourly employees. Additionally, as of December 29, 2023, we employed over 7,000 seasonal, hourly employees, who enable us to pack our in-season fruits and vegetables. Approximately 81% of our workforce is employed in production locations. We provide our employees with competitive fixed and/or variable pay, and for eligible employees, we currently provide access to health and retirement benefits. In each of our regions, we work with local officials to calculate fair wages for our team members. We are competitive with local practices, and on average, we pay above minimum wage at our farms in Central America, Kenya, and the Philippines.

Diversity and Inclusion

We strive to foster a culture of diversity and inclusion (“D&I”) so all employees feel respected and no employee feels discriminated against. We are proud of the diversity throughout our organization and especially in our leadership team, of which 62% identify as Hispanic, 31% identify as Middle Eastern, and 8% identify as Caucasian. We embrace diversity throughout our company as we have employees across multiple generations and many different backgrounds. In 2019, we launched an internal diversity audit to better understand diversity, equity and inclusion within our organization. As a result of feedback from our 2020 diversity survey, in 2021, we added two new female members to our board of directors. During 2021, a formal council comprised of senior leadership worked to connect our D&I efforts with our overall business strategy to communicate our goals, develop mechanisms to achieve those goals and track our progress. We believe a diverse workforce fosters innovation and cultivates an environment of unique perspectives. As a result, D&I helps us meet the needs of our customers around the world.

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

Safety

We are committed to building a culture of safety with the goal of zero incidents. We enforce our Supplier Code of Conduct so that our suppliers uphold these standards and eliminate labor violations in our supply chain. We require that our key third-party suppliers are certified against Global Food and Safety Initiative benchmarked standards or other standards needed to support the safety of their products and people. We are also supporting innovations to enhance soils, crop yields and resiliency to strengthen our farmers’ livelihoods.

Community Outreach

In our communities around the world, we create more than just jobs; we help to increase access to healthcare and education, help develop infrastructure, contribute to reducing food insecurity and support resiliency and recovery when natural disasters occur. We recognize that each community has unique needs, challenges and cultures, so we work with these communities individually through local organizations and governments, to help develop initiatives that address some of their biggest challenges. Our goal for these programs is to support and foster lasting change. Although we prioritize a “bottom-up” approach that gives our operating regions the responsibility for responding to the specific issues of local concern, our Community Fresh Team steers our community outreach strategy with a focus on five key pillars: (1) access to healthcare, (2) education, (3) clean water and related infrastructure, (4) disaster relief, and (5) ending hunger and providing access to healthy foods.

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

Workforce Governance

Our Board of Directors currently oversees all human capital resources. Our Governance Committee currently oversees our policies and programs related to sustainability, risk management, cybersecurity oversight, corporate social responsibility and the environment. Additionally, our Compensation Committee is dedicated to carrying out incentive programs and working with our employees to strategically align talent within the Company. Within our Compensation Committee, our Chief Human Resources Officer is responsible for advising and providing insight to best practices regarding human resource issues.

Availability of Reports and Additional Information

Our legal name is Fresh Del Monte Produce Inc., and we use the commercial name Del Monte Fresh Produce. We are an exempted holding company, incorporated under the laws of the Cayman Islands on August 29, 1996. At December 29, 2023, the close of our most recent fiscal year, members of the Abu-Ghazaleh family directly owned approximately 28.6% of our outstanding Ordinary Shares.

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

The volume data included in this Annual Report on Form 10-K has been obtained from our records. Except for volume data for Fresh Del Monte, the market share, volume and consumption data contained in this annual report have been compiled by us based upon data and other information obtained from third-party sources and from our surveys of customers and other company-compiled data. Except as otherwise indicated, volume data contained in this Annual Report on Form 10-K is shown in millions of 40-pound equivalent boxes.

Item 1A.Risk Factors

We are subject to many risks and uncertainties that may affect our future financial performance and our stock price. Some of the risks and uncertainties that may cause our financial performance to vary or that may materially or adversely affect our financial performance or stock price are discussed below.

Risks Related to Global Market Conditions

We may not be able to increase prices to fully offset continued inflationary pressures on various commodities, raw materials and other costs, which may impact our financial condition or results of operations.

As a producer, marketer and distributor of produce, we rely on raw materials, packaging materials, labor, distribution resources and transportation capacity. During recent years we have experienced elevated commodity and supply chain costs, including the costs of raw materials, packaging materials, labor, energy, fuel, transportation and other inputs necessary for the production and distribution of our products, and we expect continued inflationary pressure on these costs in 2024. In addition, many of these types of materials and costs are subject to price fluctuations related to a number of factors, other than inflation, such as market conditions, weather, energy costs, currency fluctuations, supplier capacities, regulatory changes, governmental actions, import and export requirements (including tariffs), regulatory changes and acts of war or international conflict (such as the ongoing conflict between Russia and Ukraine and shipping disruptions in the Red Sea). The price and availability of various commodities can significantly affect our costs. For example, the price of fuel used in our shipping operations, including fuel used in ships that we own or charter, is an important variable component of transportation costs.

Our attempts to offset these cost pressures, such as through increases in the selling prices of some of our products, may not be successful. If we are unable to increase prices on products to offset elevated costs, our profitability will suffer. Increased product prices may result in reductions in sales volume if consumers are less willing to pay a price differential for our branded products and instead elect to purchase lower-priced offerings or forgo some purchases altogether, during an economic downturn. To the extent that price increases are not sufficient to offset these increased costs adequately or in a timely manner or if they result in significant decreases in sales volume, our business, financial condition or operating results may be adversely affected. Furthermore, we may not be able to offset any cost increases through productivity initiatives or through our commodity hedging activity.

Our profit margins for many of our products, including bananas, pineapples, avocados and other fresh produce, are volatile and we may not be able to increase prices to address cost increases.

Our profitability depends on the profit margins and sale volumes of bananas, pineapples, avocados and other fresh produce. Market prices of bananas, pineapples, avocados and other fresh produce are volatile and difficult to predict because they are affected by various factors, including their availability and quality in the marketplace, imbalances of supply and demand and import regulations. In addition, a significant portion of our cost of goods for these products is production and logistics costs which are based on, amongst others, the prices of fuel, labor, fertilizers, inland freight and packing materials, which are out of our control. Consequently, increases in these costs materially and adversely affect our margins for these products, including increases due to the inflationary pressures discussed above. If we are unable to increase our pricing to reflect these increased costs our profit margins will be adversely affected.

We have increased certain retail prices as a result of these increased costs. However, retail price increases may not sufficiently reverse the reduced profit margins and could result in loss of sales if our competitors do not also increase their prices. These cost pressures will likely continue to negatively impact our profitability in the future, and we cannot predict their extent or duration.

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

In the banana and pineapple markets, we primarily compete with a limited number of multinational and large regional producers. For other fresh fruit and vegetable products, we compete with several small producers and regional competitors. The fresh-cut produce market is highly fragmented, and we compete with multiple local and regional distributors of branded and unbranded fresh-cut produce and, for certain fresh-cut vegetables, a small number of large, branded producers and distributors. The prepared foods markets are mature markets characterized by high levels of competition and consumer awareness. In addition, our profitability has depended significantly on the sale of our Del Monte Gold® Extra Sweet pineapples. Increased competition in the production and sale of Del Monte Gold® Extra Sweet pineapples or our other product categories could adversely affect our results.

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

The food industry in the United States and in many international markets has significantly consolidated in the past twenty years and continues to consolidate. For example, in October 2022, Kroger and Albertsons entered into an agreement to merge and in August 2023 Aldi announced its agreement to acquire Winn-Dixie and Harveys Supermarket. Based on their increased size and buying leverage as a result of consolidation, these entities (i) can exert significant downward pricing pressure on marketers and/or distributors, such as us, which inhibits our ability to adequately respond to inflationary changes, (ii) can impose additional costs on us that are the type typically borne by the retailer, wholesaler or distributor and (iii) have the ability to launch private label food products that compete with us. If we are unable to successfully manage these relationships, our financial results may be materially and adversely affected.

We are subject to material currency exchange risks because our operations involve transactions denominated in various currencies, which could negatively affect our operating results.

We conduct business around the world and regularly transact in foreign currencies. Consequently, our results of operations, as expressed in U.S. dollars, may vary significantly because of fluctuations in currency exchange rates. Such disparities are particularly crucial to our business because we incur a significant portion of our costs and our net sales in foreign currencies (nearly 34% of our sales in fiscal 2023). We are generally unable to adjust our sales prices locally to compensate for fluctuations in the exchange rate of the U.S. dollar and a given foreign currency. There is also a time lag between the moment we incur costs and the moment we collect payments for our products. We periodically utilize forward contracts to hedge against a portion of our exposure to currency fluctuations, but we may at times be unable to agree to favorable terms or agree to terms that do not adequately offset currency fluctuations. Accordingly, if the U.S. dollar appreciates relative to the foreign currencies in which we receive sales proceeds, our operating results may be negatively affected. Our costs are also affected by fluctuations in the value, relative to U.S. dollar, of the currencies of the countries in which we have significant production operations. A weaker U.S. dollar may result in increased costs of production abroad.

Risks Related to Our Business and Operations

The loss of one or more of our largest customers, or a reduction in the level of purchases made by these customers, could negatively impact our sales and profits.

Sales to Walmart, Inc., our largest customer, amounted to approximately 9% of our total net sales in fiscal 2023, and our top 10 customers collectively accounted for approximately 31% of our total net sales. We expect that a significant portion of our revenues will continue to be derived from a small number of customers. We believe these customers make purchasing decisions based on a combination of price, product quality, consumer demand, customer service performance, desired inventory levels and other factors that may be important to them. Changes in our customers' strategies or purchasing patterns, including a reduction in the number of brands they carry, may adversely affect our sales. Customers may also reduce their purchases from us because of price increases. Additionally, our customers may face financial difficulties, including bankruptcy, or disruptions to their operations which may cause them to reduce their level of purchases from us or render them unable to satisfy their outstanding credit balances on a timely basis. If sales of our products to one or more of our largest customers are reduced or we are unable to collect payment, our business, financial condition and results of operations may be adversely affected.

Shortages of qualified labor, increases in wage and benefit costs, changes in laws and other labor regulations, and labor disruptions could impact our financial results and decrease our profitability.

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

We have significant labor-related expenses, including employee health benefits. Our ability to control our employee and related labor costs is generally subject to numerous external factors, including shortages of qualified labor, prevailing wage rates and new or revised employment and labor regulations including changes in immigration laws in the U.S. and other key production countries. Our operations are also subject to foreign, federal, state and local labor and immigration laws, including applicable equal pay and minimum wage requirements, classification of employees, working and safety conditions and work authorization requirements. Unfavorable changes in such employee and related labor costs could impact our business, results of operations and financial condition.

In addition, a material portion of our employees work under various syndicates, work councils, collective bargaining agreements or other agreements with similar types of entities. Our inability to maintain favorable relationships with these entities could result in labor disputes, including work stoppages, which could have a material adverse effect on the portion of our business affected by the dispute, our financial position, and our results of operations.

We are dependent on our relationships with key suppliers to obtain a number of our products.

We depend on independent growers and key suppliers to obtain products and raw materials. In the Philippines, we purchase most of our bananas through long-term contracts with independent growers. Approximately 13% of our banana net sales in 2023 were supplied by one grower in the Philippines. Termination of our relationships with our key suppliers could adversely affect our business. Additionally, we may enter into seasonal purchase agreements committing us to purchase fixed quantities of produce at fixed prices. We may suffer losses if we fail to sell such fixed quantities of produce. Any of these factors could materially and adversely affect our business, financial condition and results of operations.

Disruption of our supply chain could adversely affect our business.

Damage or disruption to raw material supplies or our manufacturing or distribution capabilities due to weather, climate change, natural disaster, fire, cyber-attacks, pandemics (such as the COVID-19 pandemic), regulatory changes, governmental restrictions, strikes, import/export restrictions, regulatory changes, civil unrest, war, international conflict or other factors could impair our ability to produce and sell our products. Our suppliers' policies and practices can damage our reputation and the quality and safety of our products. Disputes with significant suppliers, including disputes regarding pricing or performance, could adversely affect our ability to supply products to our customers and could materially and adversely affect our sales, financial condition and results of operations. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, particularly when a product is manufactured from a single location, could adversely affect our business and results of operations, as well as require additional resources to restore our supply chain.

Moreover, short-term or sustained increases in consumer demand may exceed our production capacity or otherwise strain our supply chain. Our failure to meet the demand for our products could adversely affect our business and the results of operations.

Our strategy of diversifying our product lines, expanding into new geographic markets and increasing the value-added services that we provide to our customers may not be successful.

We are diversifying our product lines through expansion of our service offerings to include a higher proportion of value-added products and services, such as the preparation of fresh-cut produce, ripening, customized sorting and packing, direct-to-store delivery and in-store merchandising and promotional support. For instance, in January 2024, we announced the offering of our Rubyglow® pineapple, a red-shelled pineapple, which is first being launched in China.

In addition, we have made significant investments in distribution centers, growing operations and prepared foods facilities through capital expenditures, and have expanded our business into new geographic markets. We may not be successful in anticipating the demand for these value-added products and services, in establishing the requisite infrastructure to meet customer demand or the provision of these value-added services. If we are unable to successfully develop and integrate the diversified product lines in our fresh-cut and value-added vegetable categories or if demand for these products does not meet expectations, we may not realize all the anticipated synergies and benefits of our Mann Packing investments which could have an adverse effect on our growth and our results of operations.

Some of our products contain genetically modified organisms (“GMOs”) or are gene-edited and we may in the future need to develop and market such products based on adverse market conditions.

As we continue to diversify our product lines, we may increasingly incorporate products that may contain genetically modified organisms (“GMOs”) or be gene-edited in varying proportions. For example, in 2020 we launched our proprietary Pinkglow® pineapple, which is sourced from genetically modified pineapple plants. The success of these products will in large part depend on the market acceptance of these products in the areas that we operate. In the future, we may be forced to utilize GMO or gene-edited products in response to adverse market conditions, including disease, climate change or rising costs, if such products are the only viable alternatives. For example, as a result of TR4 spreading into new growing regions, we may need to deploy GMO or gene-edited bananas resistant to the disease to maintain a viable supply of bananas to our key markets. If adverse public opinion about GMO or gene-edited products predominates, we may be unable to sell such products in certain key markets, adversely affecting our business, financial condition and results of operations. For more information about TR4, see “Risk Factors - Our agricultural plantings are potentially subject to damage from crop disease or insect infestations, which could adversely impact our operating results and financial condition.”

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

We depend on the Del Monte® brand and other proprietary brands in marketing our products. Any events or rumors that cause consumers and/or institutions to no longer associate these brands with high-quality and safe food products may materially adversely affect the value of our brand names and demand for our products. Allegations involving the safety or security of our facilities, employees, or other members of the public, even if untrue, that we are not respecting the human rights found in our Human Rights Policy, which adheres to the United Nations Universal Declaration of Human Rights; actual or perceived failure by our suppliers or other business partners to comply with applicable labor and workplace rights laws, including child labor laws and equal pay laws, or their actual or perceived abuse or misuse of migrant workers or the like could negatively affect our Company’s overall reputation and brand image, which in turn could have a negative impact on our products’ acceptance by consumers or customers. For example, allegations regarding human rights violations have been made regarding our Kenya subsidiary. Any media coverage resulting therefrom, could create a negative public perception of our business, which in turn could have a negative impact on our products’ acceptance by consumers or customers.

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

During 2023 and 2022, we made investments in unconsolidated companies within the food, nutrition, and agricultural technology sectors, as well as in other minority investments. In the future, we may continue investing in similar companies that align with our long-term strategy and vision. There can be no assurance that we will achieve returns or benefits from these current or future investments. Under certain circumstances, significant declines in the fair values of these investments may require the recognition of other-than-temporary impairment losses. We may lose all or part of our investment relating to such companies if their value decreases as a result of their financial performance or for any other reason.

A sustained lack of profitability could cause us to incur impairment charges of our intangible and long-lived assets and/or record valuation allowances against our deferred tax assets.

If we incur operating losses for a sustained period of time, the carrying value of our goodwill, other intangible assets and long-lived assets could be impaired. We review for impairment annually or if indicators of impairment manifest. In particular, the goodwill associated with our banana reporting unit and the goodwill, trade names, and trademarks associated with our prepared foods reporting unit are highly sensitive to differences between estimated and actual cash flows and changes in the discount rates used to evaluate their fair value. If these reporting units do not perform as expected, the goodwill and other intangible assets associated with these reporting units may be at risk of impairment in the future. Additionally, we record impairments on long-lived assets, including definite-lived intangible assets, when indicators of impairment are present and the estimated undiscounted cash flows of those assets are less than the assets’ carrying amount. Certain definite-lived intangible assets related to our fresh and value-added products segment are sensitive to changes in estimated cash flows. If future developments result in estimated cash flows that are less than currently estimated levels, these assets could be impaired. If incurred, future impairment of our intangible and/or long-lived assets could have a material adverse effect on our results of operations. During 2023, we incurred impairment charges in our fresh and value-added products assets and prepared foods reporting unit of $109.6 million and $21.6 million, respectively, as a result of a decline in actual and projected performance and cash flows.

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

Keeping our food products at specific temperatures maintains freshness and enhances food safety. In the event of extended power outages, natural disasters or other catastrophic occurrences, failures of the refrigeration systems in our fulfillment centers or third-party delivery trucks, failure to use adequate packaging to maintain appropriate temperatures, or other circumstances both within and beyond our control, our inability to store perishable inventory at specific temperatures could result in significant inventory losses as well as increased risk of food safety. We also contract with third parties to conduct certain fulfillment processes and operations on our behalf or to sell our product in a retail environment. Any failure by such third party to adequately store, maintain or transport perishable foods could negatively impact the safety, quality and merchantability of our products and the experience of our customers. The occurrence of any of these risks could materially adversely affect our business, financial condition and operating results.

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
•Food and safety laws issued by member states of the European Union (the "EU"), pursuant to the General Food Law Regulation (EC No. 178/2002);
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

We are subject to legal and environmental risks arising from the transportation of our products and our commercial shipping and logistics business that could result in significant cash outlays.

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

In addition, as an ocean logistics operator, we are subject to numerous federal, state and local laws and regulations in the U.S., as well as laws and regulations internationally, relating to safety, cabotage, and equipment standards that are costly to comply with and expose us to liability. We are also subject to environmental laws and regulations, including those relating to air quality initiatives at port locations; air emissions; wastewater discharges; the transportation, handling and disposal of solid and hazardous materials, oil and oil-related products, hazardous substances and wastes; the investigation and remediation of contamination; and health, safety and the protection of the environment and natural resources. These laws and regulations provide for substantial fines, as well as criminal and civil penalties, in the event of any violations of, or non-compliance with, their requirements. We have in the past and in 2021 received notices from the California Air Resource Board alleging violations of certain California anti-air pollution regulations by ships that were subject to a time charter by us from an unrelated non-U.S. third party. While in the past we were able to settle matters for an immaterial amount, mitigation strategies or contingency plans to remain in compliance with such laws and regulations in the future may be unsuccessful or may result in additional costs which could adversely affect our business. Further, any changes in applicable laws and regulations, including their enforcement, interpretation or implementation that result in more stringent requirements than currently anticipated, as well as any new laws and regulations that are adopted could impose significant additional costs and limitations on our ability to operate.

Environmental, social and governance matters and any related reporting obligations may impact our businesses.

U.S. and international regulators, investors and other stakeholders are increasingly focused on environmental, social and governance matters. For example, new domestic and international laws and regulations relating to environmental, social and governance matters, including environmental sustainability and climate change, human capital management and cybersecurity, are under consideration or being adopted, which may include specific, target-driven disclosure requirements or obligations. Our response will require increased costs to comply, the implementation of new reporting processes, entailing additional compliance risk, a skilled workforce and other incremental investments.

In addition, we have undertaken or announced a number of sustainability related goals and initiatives, such as investing in traceability technology, which will require changes to operations and ongoing investments. There is no assurance that our initiatives will achieve their intended outcomes or that we will achieve any of these goals. Our reputation could be impacted by stakeholders’ perceptions of our sustainability initiatives. Should we not meet stakeholders’ expectations or communicate our efforts sufficiently, our reputation may be negatively impacted. In addition, our ability to implement some initiatives or achieve some goals is dependent on external factors. For example, our ability to meet certain environmental sustainability goals or initiatives will depend in part on third-party collaboration, the availability of suppliers that can satisfy new requirements, mitigation innovations and/or the availability of economically feasible solutions at scale.

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
•potential criminal activities targeting our employees, property or business activities, such as theft, vandalism, or physical attacks;
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
•changes in governmental agricultural policies such as price supports and acreage set aside programs in the jurisdictions where we conduct our significant growing operations; and
•economic downturns, political instability, boycotts and war or civil disturbances that may disrupt our, our third-party suppliers' and our customers' production and distribution logistics or limit sales in individual markets.

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

Additionally, the European Union (EU) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (OECD) Pillar Two Framework. Pursuant to the implementation dates prescribed in the Directive, it is expected the rules will be effective for the Company for the 2025 fiscal year. A significant number of other countries are expected to also implement similar legislation with varying effective dates in the future. The Company is continuing to evaluate the potential impact on future periods of the Pillar Two Framework, pending legislative adoption by additional individual countries. The Company may not be able to completely mitigate the impact of the legislation, which could have an adverse material effect on our financial condition, results of operations and cash flows.

In addition, adverse outcomes from tax audits in any of our major tax or operating jurisdictions, such as the U.S., Luxembourg, Switzerland, Costa Rica, Guatemala, Kenya or Japan, could materially adversely impact our operating results. For example, in connection with a current examination of the tax returns in two of these foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing aggregating approximately $165.4 million (including interest and penalties) for tax years 2012 through 2016. We strongly disagree with the proposed adjustments and we expect to exhaust all administrative and judicial remedies necessary to resolve the matters. However, these matters may not be resolved in our favor, and an adverse outcome of either matter, or any future tax examinations involving similar assertions, could have a material effect on our financial condition, results of operations and cash flows.

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

Fresh produce is vulnerable to adverse weather conditions, which are common but difficult to predict. The effects of natural disasters may be intensified by the ongoing global climate change. Severe weather conditions have and are expected to continue to adversely affect our supply of one or more fresh produce items, reduce our sales volumes, increase our unit production costs or prevent or impair our ability to ship products as planned. In the past four years, we have been impacted by severe weather conditions such as hurricanes, severe rainstorms and flooding that have resulted in inventory write-offs and asset impairment changes ranging from $1.4 million to $3.4 million, and we could incur similar or greater costs in the future due to such events. When severe weather, natural disasters, and other adverse environmental conditions (i) destroy crops planted on our farms or our suppliers’ farms or (ii) prevent us from exporting these crops on a timely basis, we may lose our investment in those crops and/or our costs of purchased fruit may increase. These risks can be exacerbated when a substantial portion of our production of a specific product is grown in one region, provided by a limited number of suppliers, or when it endangers one of our primary products.

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

Water is vital to grow the fresh produce that our business relies on. In recent years, water deficits in certain regions have become more evident. In Brazil, water shortages have previously negatively impacted our banana production, and our pineapple farms in Kenya were affected by a drought linked to El Nino during 2016, 2017, and 2019. To mitigate water risks, we have invested heavily to upgrade existing infrastructure to more efficient irrigation systems like drip or low pressure/low volume sprinkler systems in Kenya and Guatemala. The viability of agricultural land is also impacted by water-related issues. We analyze these issues in the river basin where new development might be planned. Such analysis is a part of our due diligence before investing in agricultural operations, which increases our costs. In the event of water scarcity or deterioration, we may incur increased production costs or face production constraints that may materially and adversely affect our financial condition, results of operations and cash flows.

The effects of climate change and climate change laws could have a material adverse impact on our financial condition and results of operations.

Concerns about the environmental impacts of climate change and greenhouse gas emissions may result in environmental taxes, charges, assessments or penalties which could restrict or negatively impact our operations, as well as those of our suppliers who would likely pass all or a portion of their costs along to us. Furthermore, risks related to natural ecosystems degradation, decreased agricultural productivity in certain regions of the world, biodiversity loss, water resource depletion and deforestation, which are partially driven or exacerbated by climate change, may disrupt our business operations or those of our suppliers.

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

Our businesses rely on sophisticated systems to obtain, rapidly process, analyze and manage data. We rely on these systems to, among other things, facilitate communications with our growers, distributors and customers; receive, process and ship orders on a timely basis, and to maintain accurate and up-to-date operating and financial data for the compilation of management information. The cyber threat landscape is growing increasingly complex and rapidly evolving, particularly in light of growing geopolitical tensions. Any damage by unforeseen events or system failure which causes interruptions to the input, retrieval and transmission of data or increase in the service time, whether caused by human error, natural disasters, power loss, computer viruses, intentional acts of vandalism, various forms of cybercrimes including and not limited to hacking, ransomware, intrusions and malware or otherwise, could disrupt our normal operations. We also hold the sensitive personal data of our current and former employees, as well as proprietary information of our business, including strategic plans and intellectual property.

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

Cybersecurity attacks may also result in the unauthorized access to or release of intellectual property, trade secrets and confidential business or otherwise protected information and corruption of our data. Such information could be leaked to competitors or the public which may result in loss of competitive position and market share. We also have personal confidential information stored in our systems which, if stolen or leaked, could result in significant financial and legal risk, including the risk of litigation or regulatory penalties under data protection legislation in the territories in which we operate, such as the General Data Protection Regulation (EU) 2016/679 (the “GDPR”) or the California Consumer Privacy Act in the U.S. (“CCPA”). A cybersecurity incident that resulted in the disclosure of personal confidential information could lead to state or federal enforcement actions or private causes of action which could result in fines, penalties, judgments or other liabilities. Although we strive to comply with all applicable privacy laws, it is possible we could be subject to enforcement actions and litigation alleging non-compliance. In such cases, the cost to remediate any damages to our information technology systems that we may suffer in connection with a cyber attack could be significant.

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

Although we have implemented processes and technologies to help identify, protect, detect, respond and recover from the above cybersecurity and privacy risks, these measures may not succeed in preventing or limiting the impact of such risks. Moreover, actual or anticipated attacks may require us to incur incremental costs to hire additional personnel, purchase additional protection technologies, maintain cyber incident insurance, replace existing software and hardware, train employees and engage third-party experts and consultants, which could negatively impact our operating income. We may also become exposed to potential liabilities with respect to the data that we collect, manage and process, and future investigations, lawsuits or adverse publicity relating to our methods of handling data could adversely affect our business due to the costs and negative market reaction relating to such developments.

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

Our information technology systems are critical to our business. We rely on our information technology systems, some of which are or may be managed, hosted by or outsourced to third party service providers, to manage our business data, communications, supply chain, order entry and fulfillment and other business processes. For example, we partnered with a third party software provider to improve our third party freight and logistic services. If we do not allocate and effectively manage the resources necessary to build, sustain and protect appropriate information technology systems and infrastructure, or we do not effectively implement system upgrades or oversee third-party service providers, our business or financial results could be negatively impacted. In such cases, we may have to operate manually, which may result in considerable delays in the delivery of our products to our customers, damage to our perishable products or interruption to other key business processes. Additionally, our customers could refuse to continue to do business with us and prematurely terminate or seek to reduce or modify our existing contracts resulting in a significant adverse effect on our business. Cybersecurity attacks may cause reputational damage, which could cause a significant decline in consumer preference for our products in certain geographic regions or globally and could potentially reduce our market share. If our information technology systems fail to perform as we anticipate, we may experience transaction or reporting errors, processing inefficiencies and the loss of sales and customers, causing our business and results of operations to suffer.
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

Increases in interest rates could increase the cost of servicing our indebtedness and have an adverse effect on our results of operations and cash flows.

Our current credit facility bears interest at a variable rate, which will generally change as interest rates change. We also have various leases, and may enter into future equipment leases, with costs that increase as interest rates increase. Interest rates rose significantly in 2022 and 2023 in response to inflationary pressures in the U.S. and world economies. We utilize interest rate swaps to hedge against our exposure to interest rate fluctuations, but we may at times be unable to agree to favorable terms or agree to terms that do not adequately offset interest rate fluctuations. Accordingly, we bear the risk that the rates we are charged by our lenders and lessors will increase faster than the earnings and cash flow of our business, which could reduce profitability and adversely affect our ability to service our debt, or cause us to breach covenants contained in our credit agreement or leases, which could materially adversely affect our business, financial condition and results of operations.

Risks Related to Our Corporate Structure
Our principal shareholders are able to significantly influence all matters requiring shareholder approval.

Members of the Abu-Ghazaleh family, including our Chairman and Chief Executive Officer and one of our directors, are our principal shareholders. As of February 16, 2024, they together directly owned 28.6% of our outstanding Ordinary Shares, and our Chairman and Chief Executive Officer holds, and is expected to continue to hold, an irrevocable proxy to vote all of these shares. We expect our principal shareholders to continue to use their interest in our Ordinary Shares to influence the direction of our management, the election of our directors and to determine substantially all other matters requiring shareholder approval. The concentration of our beneficial ownership may delay, deter, or prevent a change in control, may discourage bids for the Ordinary Shares at a premium over their market price and may otherwise adversely affect the market price of the Ordinary Shares.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity risk management and strategy

Our Board recognizes the increasing significance that cybersecurity has on our operations and business and is responsible for overseeing our cybersecurity plan and risks to the Company from cybersecurity threat actors. From farm to table our operations rely on various information systems and technologies, including those provided by third party suppliers. These systems collect, process, transmit and retain information that may require both mandatory and voluntary data protection regimens.

Our cybersecurity policies, standards, processes, and practices are designed to provide reasonable information security given the integrated nature of our organization, our third-party relationships, and the geographic regions we operate in. With this multi-layered approach, we aim to mitigate cybersecurity vulnerabilities across all aspects of our operations. Our approach to cybersecurity is grounded in the NIST Cybersecurity Framework v1.1, a nationally recognized and adaptable model that aligns with our goals, and addresses the following key areas:

◦Cross-Functional Approach: We have implemented a cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of cybersecurity incidents so that decisions regarding the disclosure and reporting of such material incidents may be made by management in a timely manner.
◦Identify, Protect and Detect: We have designed and implemented an industry standard security architecture, policies and procedures applying least privilege, and third-party monitoring of security controls of our core enterprise systems.

◦Response and Recovery: Working with our third-party security operations center, we maintain an incident response plan to timely, consistently and compliantly address any cyber event that may occur and have a designated Incident Response Team consisting of representatives from select business functions which is led by our Vice President of Information Technology ("CISO"). We regularly test our incident response plan, conduct compliance audits, periodic tabletop exercises, vulnerability assessments, and where necessary engage third parties to assist with these audits and assessments, as well as mitigation and remediation options and plans.
◦Third-Party Risk Management: We rely on the representations and certifications of key partnerships with suppliers recognizing these third-party relationships introduce additional cybersecurity risks. To address these third-party risks, we have established strict criteria for supplier selection and conduct security risk assessments to mitigate potential impacts on our business.
◦Education and Awareness: We provide regular, mandatory training for personnel regarding cybersecurity threats to educate and empower our workforce to be vigilant against threat actors and actively participate in cybersecurity efforts.

Cybersecurity governance

Board Oversight

Our Board believes a strong cybersecurity strategy is vital to protect our business operations, sustain our control environment and honor our data protection obligations. The Board has delegated to its Governance Committee the responsibility for monitoring the effectiveness of the Company's internal cybersecurity program and coordinates its finding with the company Audit Committee. The CISO and various members of the Incident Response Team report on cybersecurity threats, incidents, plans and responses to the Governance Committee and/or the entire Board on at least a quarterly basis, and more often as needed.

Management Oversight

Our COO, CISO, Chief Global Privacy Officer ("CPO"), our General Counsel ("GC") and various members of the Incident Response Team play an important role in managing the Company's cybersecurity-related risks and maintaining an ongoing dialogue with the Board, the Governance Committee and the Company's Disclosure Committee. Potential cybersecurity incidents come to the attention of the Incident Response Team, which then responds to such incidents in accordance with our incident response plan. When appropriate, cybersecurity incidents are reported to the Company's Management Disclosure Committee to review and assess the materiality of the cybersecurity incident. The members of the Disclosure Committee, which is responsible for addressing the Company's public disclosures and internal controls, include the GC, CISO, CPO, our Chief Operating Officer, certain members of the Incident Response Team, and other members of senior management from legal, finance, risk management, internal audit and communications.

While we have not experienced any cybersecurity incidents that have had, either individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations, we did experience and incur costs related to a cybersecurity incident in 2023. Future incidents may interrupt our operations, cause reputational harm, subject us to increased operating costs or expose us to litigation. For additional discussion of the risks posed by cybersecurity threats, see Part I, Item 1A. Risk Factors – Risks Related to our Information Systems of this Annual Report on Form 10-K.

Item 2.Properties
The following table summarizes the approximate plantation acreage under production that are owned or leased by us and the principal products grown on such plantations by location as of the end of 2023:

	Acres Under Production
Location	Acres Owned	Acres Leased	Products
Costa Rica	45,996	5,007	Bananas, Pineapples, Melons
Philippines	—	17,622	Bananas, Pineapples
Guatemala	8,446	5,805	Bananas, Melons
Kenya	—	11,362	Pineapples
Chile	2,073	1,366	Non-Tropical Fruit
Panama	—	1,025	Bananas
Brazil	2,282	2,083	Bananas, Other Crops
United States	600	—	Melons

Our significant properties include the following, which all relate to our fresh and value-added products or banana segments unless otherwise noted:

North America

We operate a total of 27 distribution centers in the United States and Canada, of which 15 are also fresh-cut facilities. We own 12 of our distribution centers including our distribution center in Houston, Texas, a 200,000 square foot distribution center in Dallas, Texas, distribution centers in Plant City, Florida; Goodyear, Arizona; Kankakee, Illinois; Portland, Oregon, and a repack facility in Winder, Georgia. In Yuma, Arizona, we also have a manufacturing facility and a cooling facility while in California, we own production facilities in Gonzales as well as in the Salinas valley. We also operate a distribution center with a fresh-cut facility in Ontario, Canada on owned land. The remaining 15 distribution centers are leased from third parties. All of our distribution centers have ripening capabilities and/or other value-added services. We own an avocado packing facility in Uruapan, Mexico. We also lease five port facilities that include cold storage capabilities.

Europe

We own and operate a fresh-cut fruit facility in Wisbech, England. In Larissa, Greece, we own and operate a production facility for prepared fruit, tomato products and snacks. In Frankfurt, Germany, we own a distribution center which is currently leased to a third party.

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

Central America

In Costa Rica, we own a juice processing plant, an IQF (individually quick frozen) fruit processing plant, and greenhouses where we produce tomatoes and other vegetables for sale in the local market. We also own greenhouses in Guatemala. In Panama, we have a banana operation on leased land; approximately 2,500 acres of this leased land were under production at the end of 2023.

South America

In Brazil, we own approximately 27,000 acres of land of which 2,200 acres are under production. In Uruguay, we own approximately 6,400 acres which is leased to a third party. In Chile, we own approximately 6,400 acres of land, of which approximately 2,000 acres are primarily used for production of non-tropical fruits. We also lease approximately 1,300 acres in Chile for non-tropical fruit production.

Africa

In Thika, Kenya, we own and operate a warehouse, a pineapple cannery, a fresh pineapple packing facility, and a juice production facility.

Middle East

In Jordan, we own an integrated poultry business including poultry farms, hatcheries, a feed mill, a poultry slaughterhouse and a meat processing plant which relate to our other products and services segment. In Jordan, we also own a 25 acre hydroponic greenhouse on leased land where we have a fresh-cut processing center. In the UAE, we lease a combined distribution and manufacturing center in Dubai. This facility includes fresh-cut fruit and vegetable operations, an ultra fresh juice manufacturing operation and prepared foods manufacturing. In Saudi Arabia, we own 60% of a joint venture that leases two strategically located distribution centers in Jeddah and Riyadh as of year end 2023. In Kuwait, we have an F&B store and we lease a facility for manufacturing and/or distribution of fresh-cut and fresh produce, and ultra-fresh juices.

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

Item 3.Legal Proceedings

Tax related matters

In connection with the examination of the tax returns in two foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing aggregating approximately $165.4 million (including interest and penalties) for tax years 2012 through 2016. We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities.

In one of the foreign jurisdictions, we are currently contesting tax assessments related to the 2012-2015 audit years and the 2016 audit year in both the administrative court and the judicial court. During 2019 and 2020, we filed actions contesting the tax assessment in the administrative office. Our initial challenge to each of these tax assessments was rejected, and we subsequently lost our appeals at the administrative court. We have subsequently filed actions to contest each of these tax assessments in the country’s judicial courts. In addition, we have filed a request for an injunction to the judicial court to stay the tax authorities' collection efforts for these two tax assessments, pending final judicial decisions. The court granted our injunction with respect to the 2016 audit year, however denied our injunction with respect to the 2012-2015 audit years. We timely appealed the denial of the injunction, and on August 10, 2022 the appellate court overturned the denial and granted our injunction for the 2012-2015 audit years. Pursuant to local law, we registered real estate collateral with an approximate fair market value of $7.0 million in connection with the grant of the 2016 audit year injunction. This real estate collateral has a net book value of $3.8 million as of the year ended December 29, 2023. In addition, in connection with the grant of the 2012-2015 audit year injunction, we registered real estate collateral with an approximate fair market value of $28.5 million, and a net book value of $4.6 million as of the year ended December 29, 2023. The registration of this real estate collateral does not affect our operations in the country.

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

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for our Ordinary Shares

Our Ordinary Shares are traded solely on the New York Stock Exchange, under the symbol "FDP", and commenced trading on October 24, 1997, the date of our initial public offering.

As of February 16, 2024, we had 381 shareholders of record, which excludes shareholders whose shares were held by brokerage firms, depositories and other institutional firms.

Dividends

Holders of our Ordinary Shares are entitled to receive dividends when and if they are declared by our Board of Directors. Our Board of Directors declared and paid a cash dividend of $0.15 per share during the first quarter of 2023 and a cash dividend of $0.20 per share during the second, third, and fourth quarters of 2023. In addition, on February 23, 2024, our Board of Directors declared a cash dividend of $0.25 per share, payable on March 29, 2024 to shareholders of record on March 7, 2024. The declaration, amount and payment of future dividends, if any, will be at the discretion of our Board of Directors and will depend upon many factors, including our results of operations, financial condition, capital requirements, restrictions in our debt agreements and other factors that our Board of Directors deem relevant.

Issuer Purchases of Equity Securities

Our share repurchase activity in the three months ended December 29, 2023 was:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 30, 2023 to October 27, 2023	—	$—	—
October 28, 2023 to November 24, 2023	500,000	$23.66	500,000
November 25, 2023 to December 29, 2023	—	$—	—
Total	500,000			$—

(1) On November 2, 2023, our Board of Directors approved a share repurchase plan (the "Share Repurchase Plan") pursuant to which we may purchase up to 500,000 of our Ordinary Shares. During the fourth quarter of 2023, the Company completed the purchase of the 500,000 Ordinary Shares authorized under the Share Repurchase Plan for $11.8 million.

Performance Graph

The following graph compares the cumulative five-year total return of holders of FDP ordinary shares with the cumulative total returns of the S&P Smallcap 600 and S&P 600 Food Products indexes. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 28, 2018 to December 29, 2023.

	12/28/2018	12/27/2019	1/1/2021	12/31/2021	12/30/2022	12/29/2023
Fresh Del Monte Produce Inc.	100.00	125.18	86.88	101.24	98.22	101.25
S&P Smallcap 600	100.00	122.78	136.64	173.29	145.39	168.73
S&P 600 Food Products	100.00	116.36	114.12	126.04	121.94	133.07

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.Reserved

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto. The following discussion includes forward-looking statements that involve certain risks and uncertainties, including, but not limited to, those described in Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K. Our actual results may differ materially from those discussed below. See “Special Note Regarding Forward-Looking Statements” below and Part I, Item 1A. Risk Factors, of this Annual Report on Form 10-K.

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

Fiscal Year

Our fiscal year end is the last Friday of the calendar year or the first Friday subsequent to the end of the calendar year, whichever is closest to the end of the calendar year. Fiscal year 2023 had 52 weeks and ended on December 29, 2023. Fiscal year 2022 had 52 weeks and ended on December 30, 2022. Fiscal year 2021 had 52 weeks and ended on December 31, 2021.

Current Macroeconomic Environment and Inflation Impact

Starting in fiscal year 2021, we began experiencing inflationary and cost pressures due to volatility and disruption in the global economy. These conditions, which increased our production and distribution costs, were driven by a multitude of external factors including rising interest rates, restrictions and economic impacts related to the COVID-19 pandemic, currency fluctuations, supply chain disruptions and geopolitical conflicts. Specifically, costs of packaging materials, fertilizers, labor, fuel, and ocean and inland freight were significantly impacted, and continued to adversely affect our profitability and operating cash flows during 2022 and to a lesser extent during 2023.

In response to these persisting inflationary and cost pressures, we instituted price increases on the majority of our products starting in the latter part of 2021. Additionally, certain of our contracts for key products include contractually indexed fuel and freight surcharges that vary depending on commodity pricing. We expect that these inflation-justified price increases and surcharges will continue to help mitigate our increased costs.

In addition, in early 2022, the invasion of Ukraine by Russia led to further economic disruption. While we do not operate in Ukraine and our operations in Russia are de minimis, the conflict has exacerbated inflationary costs, supply chain and logistical pressures which have negatively impacted our business. Similarly, recent shipping disruptions in the Red Sea and surrounding waterways have created logistical pressures which have negatively impacted our business.

Based on the stabilization of inflation in certain key markets during the latter part of 2023, we do not anticipate further inflation-justified price increases and surcharges. We are actively monitoring region-specific macroeconomic factors to mitigate increases in our costs, if necessary.

Refer to the “Results of Operations" section below, as well as Part I. Item 1A, Risk Factors of this Annual Report on Form 10-K for further discussion.

Optimization Program

During fiscal 2020, we performed a comprehensive review of our asset portfolio aimed at identifying non-strategic and underutilized assets to dispose of while reducing costs and driving further efficiencies in our operations (which we refer to as the “2020 Optimization Program”). As a result of this review, we identified assets across all of our regions, primarily consisting of underutilized facilities and land, for which we made a strategic decision to sell for total anticipated cash proceeds of approximately $100.0 million. During the year ended December 29, 2023, our 60% owned joint venture in Saudi Arabia entered into a sale and purchase agreement to sell two distribution centers and related assets for a total purchase price of $67.6 million. Contemporaneously with the execution of the sale and purchase agreement, we entered into an operating lease agreement in which we leased back a portion of the facilities for a term of five years. As of the year ended December 29, 2023, we had received cash proceeds of $156.0 million in connection with asset sales under the 2020 Optimization Program (approximately $65.7 million of which was received during fiscal years 2020, 2021, and 2022). Upon the closing of the sale of the Saudi Arabian assets in the first quarter of 2023, we completed the 2020 Optimization Program.

Net Sales

Our net sales are affected by numerous factors, including mainly the balance between the supply of and demand for our products and competition from other fresh produce companies. Our net sales are also dependent on our ability to supply a consistent volume and quality of fresh produce to the markets we serve. As a result of seasonal sales price fluctuations, we have historically realized a greater portion of our net sales and gross profit during the first two calendar quarters of the year. For example, seasonal variations in demand for bananas as a result of increased supply and competition from other fruit are reflected in the seasonal fluctuations of banana prices, with the first six months of each year generally exhibiting stronger demand and higher prices, except in those years where an excess supply exists. In our fresh and value-added products segment, there are seasonal variations in sales of our non-tropical fruit products which reach peak sales season from October to May. The impact of seasonality on our financial results was atypical during fiscal year 2022, particularly in our banana segment, where market conditions led to a more significant portion of our gross profit being generated in the second half of the year when compared with historical results and the results of our fiscal year 2023.

Our strategy for net sales growth is focused on protecting and growing our core business as well as driving innovation and expansion of our value-added categories, including through the development of new products and by targeting the convenience store and foodservice trade in our major global markets.

Since our financial reporting currency is the U.S. dollar, our net sales are significantly affected by fluctuations in the value of the currency in which we conduct our sales versus the dollar, with a weaker dollar versus such currencies resulting in increased net sales in dollar terms. Including the effect of our foreign currency hedges, net sales in 2023 were negatively impacted by $39.9 million primarily due to fluctuations in exchange rates versus the euro, Japanese yen, Korean won, Kenyan shilling and British pound.

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

Variations in containerboard prices, which affect the cost of boxes and other packaging materials, and fuel prices can have a significant impact on our product costs and our gross profit. Containerboard, plastic, resin and fuel prices have historically been volatile. Our expenses relating to employee labor are also significant to our product costs and our gross profit, and our ability to control these costs is generally subject to numerous external factors. Also, variations in the production yields, fertilizers and other input costs and the cost to procure products from independent growers can have a significant impact on our costs. Refer to the “Current Macroeconomic Environment and Inflation Impact" section above for further discussion regarding the impact of inflationary cost pressures on our fiscal years 2022 and 2023 financial results.

Since our financial reporting currency is the U.S. dollar, our costs are affected by fluctuations in the value of the currency in which we have significant operations versus the dollar, with lower cost resulting from a stronger U.S. dollar. During 2023, cost of products sold was negatively impacted by approximately $40.0 million, primarily driven by fluctuations in exchange rates versus the Costa Rican colon, Mexican peso, euro and British pound.

Income Taxes

The provision for income taxes in 2023 was $18.1 million. Income taxes consist of the consolidation of the tax provisions, computed on a separate entity basis, in each country in which we have operations. Since we are a non-U.S. company with substantial operations outside the United States, a substantial portion of our results of operations is not subject to U.S. taxation. Several of the countries in which we operate have lower tax rates than the United States. We are subject to U.S. taxation on our operations in the United States. From time to time, tax authorities in various jurisdictions in which we operate audit our tax returns and review our tax positions. There are audits presently pending in various countries. There can be no assurance that any tax audits, or changes in existing tax laws or interpretations in countries in which we operate will not result in an increased effective tax rate for us.

In connection with the examination of the tax returns in two foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing aggregating approximately $165.4 million (including interest and penalties) for tax years 2012 through 2016. We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities.

We regularly assess the likelihood of adverse outcomes resulting from examinations such as these to determine the adequacy of our tax reserves. Accordingly, we have not accrued any additional amounts based upon the proposed adjustments. There can be no assurance that these matters will be resolved in our favor, and an adverse outcome of either matter, or any future tax examinations involving similar assertions, could have a material effect on our financial condition, results of operations and cash flows. See Part I, Item 3. Legal Proceedings, of this Annual Report on Form 10-K for more information regarding these matters.

RESULTS OF OPERATIONS

Consolidated Financial Results For the Year Ended December 29, 2023, Compared to the Year Ended December 30, 2022

The following summarizes the more significant factors impacting our operating results for the fiscal year ended December 29, 2023 as compared with the fiscal year ended December 30, 2022.

	Year ended
	December 29, 2023	December 30, 2022	December 31, 2021
Net sales	$4,320.7	$4,442.3	$4,252.0
Gross profit	350.7	340.2	303.8
Selling, general and administrative expenses	186.7	186.8	192.9
Operating income	58.5	156.3	111.0

Net sales - Net sales for 2023 were $4,320.7 million compared with $4,442.3 million in 2022. Net sales were primarily impacted by lower sales volumes and the negative impact of exchange rate fluctuations, primarily versus the Japanese yen, Korean won, and British pound compared with the prior-year periods. The negative impact of fluctuations in exchange rates was partially mitigated by our foreign currency hedges. These were partially offset by higher per unit selling prices of banana and fresh and value-added products segments.

Gross profit - Gross profit for 2023 increased by 3% to $350.7 million from $340.2 million in 2022. The increase in gross profit was driven by higher selling prices in our fresh and value-added products segments and lower distribution cost, partially offset by higher per unit production cost driven by the negative impact of fluctuations in exchange rates, principally versus a stronger Costa Rican colon, which were partially mitigated due to improved cost management.

Gross profit for 2023 included $3.8 million of other product-related charges primarily related to $1.5 million of inventory write-off due to the sale of two distribution centers in Saudi Arabia and $1.4 million of inventory write-off and clean-up cost, net of insurance recoveries, tied to the flooding of a seasonal production facility in Greece. There were no other product-related charges in 2022.

Selling, general and administrative expenses - Selling, general and administrative expenses decreased by $0.1 million when compared against the prior-year period.

Gain (loss) on disposal of property, plant and equipment, net and subsidiary - The gain on disposal of property, plant and equipment, net and subsidiary of $37.9 million during 2023 primarily related to the sales of two distribution centers and related assets in Saudi Arabia, an idle facility in North America, our plastics business subsidiary in South America, and two carrier vessels. The loss on disposal of property, plant and equipment, net and subsidiary of $(1.9) million during 2022 primarily related to the disposal of low-yielding banana crops in Central America, partially offset by gains on the sale of vacant land in Mexico and sales of vehicles in the Middle East.

Asset impairment and other charges (credits), net - Asset impairment and other charges (credits), net of $143.4 million in 2023 primarily consisted of (1) $109.6 million impairment charges related to customer list and trade name intangible assets and building, land, and land improvements assets in North America related to our fresh and value added segment (2) a $21.6 million impairment charge related to goodwill in our prepared foods reporting unit, (3) a $3.7 million impairment charge related to low-yielding banana farms in the Philippines, (4) $2.6 million impairment charge related to low-yielding deciduous farms in Chile, (5) $1.8 million impairment charges due to low productivity grape vines in South America, and (6) $1.3 million of expenses, net of insurance reimbursements, incurred in connection with a cybersecurity incident. Asset impairment and other (credits) charges, net of $(4.8) million in 2022 primarily related to (1) a $(9.9) million reduction to our environmental liability for the Kunia Well Site clean-up in Hawaii, partially offset by (2) a $2.7 million impairment of banana-related fixed assets in the Philippines due to flooding as a result of heavy rainfall and (3) severance expenses in connection with the departure of our former President and Chief Operating Officer.

Operating income - Operating income decreased by $97.8 million in 2023 when compared against 2022, mainly due to higher asset impairment and other charges (credits), partially offset by higher gross profit and larger gains on the disposal of property, plant and equipment when compared to a loss on disposal of property, plant and equipment in 2022.

Interest expense - Interest expense decreased by $0.3 million in 2023 when compared against 2022, due to higher interest rates, partially offset by lower average debt balances.

Other expense, net - Other expense, net, was $19.3 million in 2023 compared with $14.8 million in 2022. The increase in expense of $4.5 million was mainly driven by higher foreign currency related losses.

Income tax provision - Income tax provision was $18.1 million in 2023 compared with $20.1 million in 2022. The decrease in the income tax provision of $2.0 million is primarily due to decreased earnings in certain higher tax jurisdictions offset by the tax effect related to the sale of our plastics business subsidiary in the second quarter of the year, and asset sales in Saudi Arabia and North America during the first quarter of the year.

Financial Results by Segment
The following table presents net sales and gross profit by segment (U.S. dollars in millions) and gross margin percentage:

	Year ended
	December 29, 2023			December 30, 2022			December 31, 2021
Segments	Net Sales	Gross Profit	Gross Margin	Net Sales	Gross Profit	Gross Margin	Net Sales	Gross Profit	Gross Margin
Fresh and value-added products	$2,477.8	$167.3	6.8%	$2,581.8	$183.0	7.1%	$2,504.8	$180.2	7.2%
Banana	1,638.2	163.3	10.0%	1,619.8	120.7	7.5%	1,581.1	110.9	7.0%
Other products and services	204.7	20.1	9.8%	240.7	36.5	15.2%	166.1	12.7	7.6%
	$4,320.7	$350.7	8.1%	$4,442.3	$340.2	7.7%	$4,252.0	$303.8	7.1%
Fresh and value-added products

Net sales for 2023 were $2,477.8 million compared with $2,581.8 million in 2022. The impact to net sales was driven by lower sales volume across most product categories, excluding pineapples and avocados which had higher volumes, lower avocado pricing due to prior-year pricing volatility, and the negative impact of fluctuations in exchange rates mainly in Asia and Europe, partially offset by higher per unit selling prices across most product categories.

Gross profit for 2023 was $167.3 million compared with $183.0 million in 2022. Gross profit was negatively impacted by lower net sales and the negative fluctuations of exchange rates versus the Costa Rican colon and Mexican peso, partially offset by lower distribution, fuel, and ocean and inland freight costs. Gross margin slightly decreased to 6.8% compared with 7.1% in the prior-year period.

Gross profit in the fresh and value-added products segment included $3.7 million of other product-related charges in 2023 primarily related to $1.5 million of inventory write-off due to the sale of two distribution centers in Saudi Arabia and $1.4 million of inventory write-off and clean-up cost, net of insurance recoveries, tied to the flooding of a seasonal production facility in Greece. There were no other product-related charges in 2022.

Banana

Net sales for 2023 were $1,638.2 million compared with $1,619.8 million in 2022. The increase in net sales was driven by higher per unit selling prices in Europe partially offset by lower volumes and the negative impact of exchange rate fluctuations mainly versus the Japanese yen, Korean won, and euro.

Gross profit for 2023 increased 35.3% to $163.3 million from $120.7 million in 2022. The increase in gross profit was driven by higher net sales, specifically higher per unit selling prices and lower distribution costs, including ocean and inland freight. Partially offsetting the increase in gross profit was higher per unit production cost mainly due to negative fluctuation in exchanges rates in Costa Rica. Gross margin increased to 10.0% compared with 7.5% in the prior-year period.

Other products and services

Net sales for 2023 were $204.7 million compared with $240.7 million in 2022 mainly due to lower net sales of third-party ocean freight services as a result of lower rates and volume driven by softened global demand.

Gross profit for 2023 was $20.1 million compared to $36.5 million in 2022 mainly due to lower net sales. As a result, gross margin decreased to 9.8% from 15.2% in the prior-year period.

Results of Operations - For the Year Ended December 30, 2022, Compared to the Year Ended December 31, 2021

For a comparison of our results of operations for the year ended December 30, 2022, compared to the year ended December 31, 2021, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 30, 2022, filed with the Securities and Exchange Commission on February 22, 2023, which is incorporated herein by reference.

LIQUIDITY AND CAPITAL RESOURCES

Fresh Del Monte Produce Inc. is a holding company whose only significant asset is the outstanding capital stock of our subsidiaries that directly or indirectly own all of our assets. We conduct all of our business operations through our subsidiaries. Accordingly, as of December 29, 2023, our principal sources of liquidity are (i) cash generated from operations of our subsidiaries, (ii) our combined $956 million of credit facilities with an available capacity of approximately $526 million and (iii) existing cash and cash equivalents of $33.8 million. The loan commitments under our credit facilities can be used for working capital or other general corporate purposes. On a long-term basis, we will continue to rely on our credit facilities for any long-term funding not provided by cash generated from operations of our subsidiaries.

Our principal uses of liquidity are paying the costs associated with our operations, paying dividends, and making capital expenditures to increase our productivity and expand our product offerings and geographic reach. We may also, from time to time, prepay outstanding indebtedness on our credit facilities, repurchase and retire ordinary shares of our common stock or acquire assets or businesses that we believe are complementary to our operations.

A summary of our cash flows is as follows (U.S. dollars in millions):

	Year ended
	December 29, 2023	December 30, 2022	December 31, 2021
Summary cash flow information:
Net cash provided by operating activities	$177.9	$61.8	$128.5
Net cash provided by (used in) investing activities	56.4	(49.1)	(82.5)
Net cash used in financing activities	(213.5)	(12.0)	(53.2)
Effect of exchange rate changes on cash	(4.2)	0.4	6.8
Net increase (decrease) in cash and cash equivalents	16.6	1.1	(0.4)
Cash and cash equivalents, beginning	17.2	16.1	16.5
Cash and cash equivalents, ending	$33.8	$17.2	$16.1

Operating activities

Net cash provided by operating activities was $177.9 million for 2023 compared with $61.8 million for 2022, an increase of $116.1 million. The increase in net cash provided by operating activities was principally attributable to current year working capital fluctuations, primarily a reduction in inventories as compared to the prior year, largely driven by lower levels of purchases of key raw materials and packaging supplies in order to secure costs and availability during that period. Partially offsetting the increase was lower levels of accounts payable and accrued expenses, mainly due to the timing of period end payments to suppliers.

Working capital was $603.7 million at December 29, 2023 compared with $634.4 million at December 30, 2022, a decrease of $30.7 million. The decrease in working capital was mainly due to lower levels of (i) assets held for sale due to the end of the 2020 Optimization Program during 2023 and (ii) raw materials and packaging supplies inventory. Partially offsetting this decrease in working capital was a decrease in (a) accounts payable and accrued expenses, (b) a higher cash balance on hand and (c) an increase in trade accounts receivable.

Investing activities

Net cash provided by (used in) investing activities was $56.4 million for 2023 compared with $(49.1) million for 2022. Net cash provided by investing activities for 2023 primarily consisted of proceeds from the sale of property, plant and equipment and subsidiary of $119.9 million, primarily relating to the sale of two distribution centers in Saudi Arabia, an idle production facility in North America, land assets in South and Central America, and proceeds from the sale of our plastics business subsidiary in South America for total purchase consideration of $16.5 million, of which we received $14.0 million. The remaining $2.5 million, which includes $0.5 million of post-closing adjustments, will be received in three successive semi-annual installments. Partially offsetting the net cash provided by investing activities were capital expenditures of $57.7 million and $5.3 million in investments in unconsolidated companies in the food and nutrition sector that align with our long-term strategy and vision.

Net cash used in investing activities for 2022 primarily consisted of $48.1 million in capital expenditures and $9.7 million in investments in unconsolidated companies, partially offset by $8.7 million in proceeds from the sales of property, plant and equipment, primarily relating to the sale of vacant land in Mexico and other assets in connection with our Optimization Program.

Capital expenditures related to the fresh and value-added products segment accounted for $31.3 million, or 54%, of our 2023 capital expenditures and $29.1 million, or 61%, of our 2022 capital expenditures. During 2023 and 2022, capital expenditures primarily related to (1) improvements and enhancements to our production facilities in North America, Europe, Asia, and the Middle East; (2) improvements to our pineapple operations in Central America and Kenya; and (3) operational investments in automation and data-driven technology, mainly in North America.

Capital expenditures related to the banana segment accounted for $12.8 million, or 22%, of total 2023 capital expenditures and $15.1 million, or 31%, of total 2022 capital expenditures. During 2023, these capital expenditures primarily related to improvements to our production operations in Central America. During 2022, these capital expenditures also included improvements to our distribution centers and information technology initiatives.

Capital expenditures related to the other products and services segment accounted for $13.6 million, or 24%, of our 2023 capital expenditures and $3.9 million, or 8%, of our 2022 capital expenditures. During 2023 and 2022, these capital expenditures primarily related to improvements to our Jordanian poultry operations.

Capital expenditures for 2024 are expected to be approximately $76 million, primarily consisting of (1) investments in our operations and production facilities in North America, including expenditures related to automation and technology initiatives and the relocation of one of our port facilities, (2) upgrades to our pineapple and banana production operations in Central America, and (3) investments to improve and expand our fresh-cut and prepared foods operations in Africa. We expect to fund these capital expenditures which primarily relate to our fresh and value-added and banana segments through operating cash flows and borrowings under our credit facility.

Financing Activities

Net cash used in financing activities was $213.5 million for 2023 and $12.0 million for 2022. Net cash used in financing activities for 2023 primarily consisted of (i) net payments on long-term debt of $139.8 million, (ii) dividends paid of $35.9 million, (iii) distributions to noncontrolling interests of $17.9 million, including a distribution to our minority partner in Saudi Arabia in connection with the sale of the two distribution centers completed in the first quarter of 2023, (iv) repurchase and retirement of ordinary shares of $11.8 million and (v) a $5.2 million payment to acquire the remaining 25% interest in one of our Mann Packing subsidiaries, as the noncontrolling shareholder exercised its put option during the second quarter of 2023. Net cash used in financing activities for 2022 primarily consisted of dividends paid of $28.7 million, partially offset by net borrowings on long-term debt of $20.7 million.

Debt Instruments and Debt Service Requirements

On October 1, 2019, we and certain of our subsidiaries entered into a Second Amended and Restated Credit Agreement (the “Second A&R Credit Agreement”) with the financial institutions and other lenders named therein, including Bank of America, N.A. as administrative agent and BofA Securities, Inc. as sole lead arranger and sole bookrunner. The Second A&R Credit Agreement provides for a five-year, $0.9 billion syndicated senior unsecured revolving credit facility (the “Revolving Credit Facility”) maturing on October 1, 2024. Effective September 13, 2022, we exercised our option as included in the Second A&R Credit Agreement to reduce the borrowing limit on the Revolving Credit Facility from the original limit of $1.1 billion to $0.9 billion. Certain of our direct and indirect subsidiaries have guaranteed the obligations under the Second A&R Credit

Agreement. We intend to use funds borrowed under the Second A&R Credit Agreement from time to time for general corporate purposes, working capital, capital expenditures and other permitted investment opportunities

As of December 30, 2022, amounts borrowed under the Revolving Credit Facility accrued interest, at our election, at either (i) the Eurocurrency Rate (as defined in the Second A&R Credit Agreement) plus a margin that ranged from 1.0% to 1.5% or (ii) the Base Rate (as defined in the Second A&R Credit Agreement) plus a margin that ranged from 0% to 0.5%, in each case based on our Consolidated Leverage Ratio (as defined in the Second A&R Credit Agreement). The Second A&R Credit Agreement interest rate grid provides for five pricing levels for interest rate margins. In addition, we pay an unused commitment fee. At December 29, 2023, we had borrowings of $400.0 million outstanding under the Revolving Credit Facility bearing interest at a per annum rate of 6.59%. On December 30, 2022, we and certain of our subsidiaries executed Amendment No. 1 to the Second A&R Credit Agreement (the “Amendment”) with the financial institutions and other lenders named therein, including Bank of America, N.A. as administrative agent and BofA Securities, Inc. as sole lead arranger and sole bookrunner. Pursuant to the Amendment, the reference interest rate on the Revolving Credit Facility was amended to replace the Eurocurrency Rate with the Term Secured Overnight Financing Rate (“Term SOFR”) effective January 3, 2023. As amended, Term Loans made under the Revolving Credit Facility can be Base Rate Loans, Term SOFR Loans or Alternative Currency Term Rate Loans. All other material terms of the Second A&R Credit Agreement, as amended, remain unchanged.
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
The Second A&R Credit Agreement requires us to comply with certain financial and other covenants. Specifically, it requires us to maintain a 1) Consolidated Leverage Ratio of not more than 3.50 to 1.00 at any time during any period of four consecutive fiscal quarters, subject to certain exceptions and 2) a minimum Consolidated Interest Coverage Ratio of not less than 2.25 to 1.00 as of the end of any fiscal quarter. Additionally, it requires us to comply with certain other covenants, including limitations on capital expenditures, stock repurchases, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales, and mergers. Under the Second A&R Credit Agreement, we are permitted to declare or pay cash dividends in any fiscal year up to an amount that does not exceed the greater of (i) an amount equal to the greater of (A) 50% of the Consolidated Net Income (as defined in the Second A&R Credit Agreement) for the immediately preceding fiscal year or (B) $25 million or (ii) the greatest amount which would not cause the Consolidated Leverage Ratio (determined on a pro forma basis) to exceed 3.25 to 1.00. It also provides an allowance for stock repurchases to be an amount not exceeding the greater of (i) $150 million in the aggregate or (ii) the amount that, after giving pro forma effect thereto and any related borrowings, will not cause the Consolidated Leverage Ratio to exceed 3.25 to 1.00. As of December 29, 2023, we were in compliance with all of the financial and other covenants contained in the Second A&R Credit Agreement.

On February 21, 2024, we entered into Amendment No. 2 to the Second Amended and Restated Credit Agreement (the "2024 Amended Credit Facility") which amends and restates the Second A&R Credit Agreement. The 2024 Amended Credit Facility provides for a five-year, $750 million syndicated senior unsecured revolving credit facility ("Amended Revolving Credit Facility") and extends the existing maturity date to February 21, 2029. The 2024 Amended Credit Facility permits, under certain conditions, the ability to add an option for $200 million of receivables financing. Amounts outstanding under the Amended Revolving Credit Facility accrue interest at a rate equal to based on the Term SOFR rate (as defined in the 2024 Amended Credit Facility) plus a margin ranging from 1.0% to 1.6%.

As of December 29, 2023, we had $525.5 million of borrowing availability under committed working capital facilities, primarily under the Revolving Credit Facility. As a result of the 2024 Amended Credit Facility, availability under committed working capital facilities was reduced by approximately $150 million due to the reduction in the size of our revolving credit facility during February 2024.
We believe that our cash on hand, borrowing capacity available under our Revolving Credit Facility, and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months. However, we cannot predict whether future developments associated with the current economic environment will materially adversely affect our long-term liquidity position. Our liquidity assumptions, the adequacy of our available funding sources, and our ability to meet our Revolving Credit Facility covenants are dependent on many additional factors, including those set forth in Part I. Item 1A, “Risk Factors” of this Annual Report on Form 10-K.

Derivatives

We are exposed to fluctuations in currency exchange rates against the U.S. dollar on our results of operations and financial condition and we mitigate that exposure by entering into foreign currency forward contracts. Certain of our subsidiaries periodically enter into foreign currency forward contracts in order to hedge portions of forecasted sales or cost of sales denominated in foreign currencies, which generally mature within one year. The fair value of our derivatives related to our foreign currency cash flow hedges was a liability position of $0.3 million as of December 29, 2023 compared to a net liability position of $6.7 million as of December 30, 2022 due to the relative strengthening or weakening of exchange rates when compared to the contracted rates.

We are exposed to fluctuations in variable interest rates on our results of operations and financial condition, and we mitigate that exposure by entering into interest rate swaps from time to time. During 2018, we entered into interest rate swaps in order to hedge the risk of the fluctuation on future interest payments related to a portion of our variable rate LIBOR-based borrowings through 2028. The fair value of the derivatives related to our interest rate swap cash flow hedges was an asset position of $7.9 million as of December 29, 2023 compared to an asset position of $15.8 million as of December 30, 2022. In connection with the Amendment of our Revolving Credit Facility, we amended our interest rate swaps to transition from LIBOR to Term SOFR effective January 3, 2023.

We enter into derivative instruments with counterparties that are highly rated and do not expect a deterioration of our counterparty’s credit ratings; however, the deterioration of our counterparty’s credit ratings would affect the Consolidated Financial Statements in the recognition of the fair value of the hedges that would be transferred to earnings as the contracts settle. We expect that $2.3 million of the net fair value of designated hedges recognized as a net gain in accumulated other comprehensive loss will be transferred to earnings during the next 12 months, and the remaining net gain of $2.1 million over the following 5 years, along with the earnings effect of the related forecasted transactions.

Other

We are involved in several legal and environmental matters that, if not resolved in our favor, could require significant cash outlays and could have a material adverse effect on our results of operations, financial condition and liquidity. See Part I, Item 1. Business Overview under “Environmental Proceedings” and Part I, Item 3. Legal Proceedings and Note 16, “Commitments and Contingencies” to the Consolidated Financial Statements included in Part II, Item 8.  Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Commitments and Contractual Obligations

The following details information with respect to our contractual obligations as of December 29, 2023.

	(U.S. dollars in millions)
Contractual obligations by period	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Fruit purchase agreements	$1,189.2	$310.2	$576.0	$303.0	$—
Purchase obligations	222.2	191.7	15.2	3.6	11.7
Operating leases and charter agreements	238.5	59.5	75.1	51.8	52.1
Finance lease obligations	7.9	1.6	3.2	3.1	—
Long-term debt (1)	400.0	—	—	—	400.0
Interest on long-term debt(2)	114.4	26.1	45.0	41.5	1.8
Retirement benefits	119.2	13.7	24.4	23.9	57.2
Uncertain tax positions	9.6	0.8	7.0	0.1	1.7
Totals	$2,301.0	$603.6	$745.9	$427.0	$524.5
 (1) Contractual obligations related to our long-term debt reflect the renewal of our Second A&R Credit Agreement dated February 21, 2024.

 (2) We utilize a variable interest rate on our long-term debt, and for presentation purposes we have used an assumed average rate of 4.4%.

We have agreements to purchase the entire or partial production of certain products of our independent growers primarily in Guatemala, Ecuador, Philippines, Costa Rica, Colombia, and United Kingdom that meet our quality standards. Total purchases under these agreements amounted to $631.6 million for 2023, $625.9 million for 2022, and $683.2 million for 2021.

Liquidity and Capital Resources - For the Year Ended December 30, 2022, Compared to the Year Ended December 31, 2021

For a comparison of our liquidity and capital resources for the year ended December 30, 2022, compared to the year ended December 31, 2021, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 30, 2022, filed with the Securities and Exchange Commission on February 22, 2023, which is incorporated herein by reference.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In applying accounting principles, it is often required to use estimates. These estimates require the application of judgment and affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. Although we believe our estimates are reasonable and appropriate, material changes in certain estimates that we use could potentially affect, by a material amount, our consolidated financial position and results of operations. We have identified several estimates which are listed below as being critical because they require management to make particularly difficult, subjective, and complex judgments about matters that are inherently uncertain. As a result, there is a likelihood that materially different amounts would be reported under different conditions or using different assumptions.

All of our significant accounting policies are discussed in Note 2, “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements under Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess of the purchase price of an acquired entity over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed in a business combination. We assess goodwill at the reporting unit level on an annual basis as of the first day of our fourth quarter, or more frequently if events or changes in circumstances suggest that goodwill may not be recoverable. In performing our annual goodwill impairment test, we may start with an optional qualitative assessment as allowed for under the accounting guidance. As part of the qualitative assessment, we evaluate all events and circumstances, including both positive and negative events, in their totality, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we bypass the qualitative assessment, or if the qualitative assessment indicates that a quantitative analysis should be performed, we perform a quantitative test for impairment by comparing the fair value of each reporting unit to its carrying value, including the associated goodwill. In performing our quantitative test, we estimated the fair value of these reporting units by using the income approach. The income approach provides an estimate of fair value by measuring estimated annual cash flows over a discrete projection period and applying a present value discount rate to the cash flows. The present value of the estimated annual cash flows is then added to the present value equivalent of the residual value of the business to arrive at an estimated fair value of the reporting unit. The discount rates are determined using the weighted average cost of capital for the risk of achieving the projected cash flows. If the carrying amount of the reporting unit exceeds the estimated fair value, an impairment charge is recorded to reduce the carrying value to the estimated fair value.

Our projections include several significant estimates and assumptions by management related to forecasts of future sales volume and pricing, cost of sales, expenses, tax rates, capital spending and the weighted-average cost of capital. Significant judgment is involved in estimating inputs used in the discounted cash flow estimates and, as a result, they include inherent uncertainties. These uncertainties are a result of management establishing expectations based on historical experience about customer demand, macroeconomic trends for the markets in which our reporting units operate, and expectations for investments in maintaining and expanding infrastructure, among other inputs. As of the date of our impairment testing, the related cash flows were discounted using rates ranging from 9.0% to 12.0% for our reporting units and we used a long-term growth rates from 0.0% to 3.0%. Changes in these estimates, many of which fall under Level 3 within the fair value measurement hierarchy, could change our conclusion regarding the impairment of goodwill assets and potentially reduce the carrying value of goodwill on our balance sheet and reduce our income in the year in which it is recorded.

As part of the 2004 Del Monte Foods acquisition, we also acquired perpetual, royalty-free licenses to use the Del Monte® brand for processed and/or canned food in more than 100 countries throughout Europe, Africa, the Middle East and certain Central Asian countries. We can also produce, market and distribute certain prepared food products in North America based on our agreement with Del Monte Pacific utilizing the Del Monte® brand. This indefinite-lived intangible asset is not amortized but is reviewed for impairment as of the first day of the fourth quarter of each fiscal year, or sooner if impairment indicators arise. We generally estimate the fair value of our indefinite-lived intangible assets using a royalty savings method which estimates the value of trade names and trademarks by capitalizing the estimated royalties saved based on our ownership of the assets. The royalty savings method requires significant estimates and judgments by management, including estimates of future sales, tax rates and the weighted-average cost of capital. Additionally, management assumptions are used in determining an appropriate royalty rate which requires management to identify comparable companies and assessment of return attributable to other tangible and intangible assets.

The fair value of our prepared foods reporting unit declined as a result of higher discount rates and lower projections for revenue streams in North America and Europe as a result of recent underperformance of the reporting unit. Based on our projections, the carrying amount of our prepared foods reporting unit exceeded its fair value as of the date of our annual impairment test and we recorded a non-cash goodwill impairment charge of $21.6 million. The remaining carrying value of the prepared reporting unit goodwill after impairment is $27.2 million. The results of our impairment test for the remaining reporting units resulted in the fair value of each reporting unit exceeding its respective carrying amount as of the assessment date.

Although we believe that our estimates and judgments used in performing our impairment tests are reasonable, if our reporting units do not perform to expected levels, the related goodwill and the Del Monte® trade names and trademarks may be at risk for additional impairment in the future. Management has identified the fair value of the banana reporting unit's goodwill, prepared reporting unit's goodwill and the Del Monte® prepared foods reporting unit’s trade names and trademarks to be at a higher risk of sensitivity to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets based on the percentage by which their respective fair value exceeded the carrying value as of the date of our annual impairment test. The following table highlights the sensitivities of the goodwill and indefinite-lived intangible assets at risk as of December 29, 2023 (U.S. dollars in millions):

	Banana Reporting Unit Goodwill	Prepared Foods Reporting Unit Goodwill	Prepared Foods Reporting Unit Del Monte® Trade Names and Trademarks
Carrying value of indefinite-lived intangible assets	$64.4	$27.2	$30.8

Approximate percentage by which the fair value exceeds the carrying value based on the annual impairment test	23.2%	—%	6.2%

Amount that a one percentage point increase in the discount rate and a 5% decrease in cash flows would cause the carrying value to exceed the fair value and trigger an (additional) impairment	$8.9	$27.2	$2.3

As of December 29, 2023, we are not aware of any additional items or events, other than the impairment recorded in our prepared foods reporting unit during the fourth quarter of 2023, that would cause an adjustment to the carrying value of our goodwill and indefinite-lived intangible assets.

Impairment of Long-Lived Assets

We review long-lived assets (or asset groups) with identifiable cash flows for impairment whenever events or changes in circumstances (triggering events) indicate that the carrying amount of an asset may not be recoverable. Once a triggering event has occurred, the impairment test performed is based on whether the Company’s intent is to hold the asset for continued use or to hold the asset for sale. The impairment test for assets held for use requires a comparison of the estimated undiscounted cash flows expected to be generated over the useful life of the significant asset of an asset group to the carrying amount of the asset group. An asset group is generally established by identifying the lowest level of cash flows generated by a group of assets that are largely independent of the cash flows of other assets and could include assets used across multiple businesses. In the event the carrying amount of an asset group exceeds the estimated undiscounted future cash flows, an impairment would be measured as the difference between the fair value of the asset group and the carrying amount of the asset group. The fair value of an asset is measured by either determining the expected future discounted cash flows of the asset group or by independent appraisal. Determining whether a long-lived asset group is impaired requires various estimates and assumptions by management, including assessment of whether a triggering event has occurred, the identification of asset groups, forecasts of future sales volume and pricing, cost of sales, expenses, tax rates, capital spending and the weighted-average cost of capital. These estimates, many of which fall under Level 3 within the fair value measurement hierarchy, determine whether impairments have been incurred and quantify the amount of any related impairment charges.

Certain definite-lived intangible assets related to our fresh and value-added products segment are sensitive to changes in estimated cash flows. During the fourth quarter of 2023, we identified factors which indicated the carrying amounts of certain fresh and value-added assets associated with Mann Packing may not be recoverable. These factors included (1) a sustained decline in actual and projected sales and gross margins, (2) conclusions reached from management's strategic review of Mann Packing finalized in the fourth quarter and (3) impairment charges of goodwill in our prepared foods reporting unit which is included within our fresh and value-added products segment. Based on the results of our recoverability test performed, we determined the carrying amounts of certain fresh and value-added assets exceeded their fair values and we recorded non-cash impairment charges of $109.6 million, including impairment charges to customer relationships intangible assets of $88.6 million, trade names of $8.3 million, and building, land and land improvements of $12.7 million. To the extent that future developments result in estimated cash flows that are less than currently estimated levels, it could lead to further impairment of these assets or other long-lived assets.

Income Taxes

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end, based on enacted tax laws and statutory tax rates applicable to the year in which the differences are expected to affect taxable income. In calculating our effective income tax rate as part of our deferred income taxes, we make judgments regarding certain tax positions, including the timing and amount of deductions and allocation of income among various tax jurisdictions with disparate tax laws. Valuation allowances are established when it is deemed more likely than not that some portion or all of the deferred tax assets will not be realized. We review the realizability of our deferred tax asset valuation allowances on a quarterly basis or whenever events or changes in circumstances indicate that a review is required.

The assessment of realizability is dependent upon management’s estimates and assumptions, including an estimate of future reversals of existing taxable temporary differences, forecasted future taxable income, and the implementation and success of any tax planning strategies that may be employed to prevent an operating loss or tax credit carryforward from expiring unused. To the extent that results differ from our original or adjusted estimates, the effect will be recorded in the provision for income taxes in the period that the matter is resolved.

Additionally, as a matter of course, the Company is regularly audited by federal, state and foreign tax authorities. From time to time, these audits result in proposed assessments. Our determinations regarding the recognition of income tax benefits are made in consultation with outside tax and legal counsel, where appropriate, and are based upon the merits of our tax positions in consideration of applicable tax statutes in the associated jurisdictions. The tax benefits ultimately realized by the Company may differ from those recognized in our future financial statements based on a number of factors, including the Company’s success in supporting its filing positions with taxing authorities. See Note 9, “Income Taxes” to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for additional discussion.

New Accounting Pronouncements

For a description of new applicable accounting pronouncements, refer to Note 2, “Summary of Significant Accounting Policies” to the Consolidated Financial Statements included in Part II, Item 8.  Financial Statements and Supplementary Data.

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

Exchange Rate Risk

Because we conduct our operations in many areas of the world involving transactions denominated in a variety of currencies, our results of operations as expressed in U.S. dollars may be significantly affected by fluctuations in rates of exchange between currencies. These fluctuations could be significant. Approximately 34% and 28% of our net sales and a significant portion of our costs and expenses in each of 2023 and 2022 were denominated in currencies other than the dollar. We generally are unable to adjust our non-dollar local currency sales prices to reflect changes in exchange rates between the dollar and the relevant local currency. As a result, changes in exchange rates between the Euro, Japanese yen, British pound, Korean won or other currencies in which we receive sale proceeds and the dollar have a direct impact on our operating results. Our costs are also affected by fluctuations in the value, relative to U.S. dollar, of the currencies of the countries in which we have significant production operations, such as the Costa Rican colon, Guatemalan quetzal, Chilean peso, Kenya shilling, and Mexican peso. A weaker U.S. dollar may result in increased costs of production abroad. There is normally a time lag between the moment we incur costs and the moment we collect payments for our products, exposing us to additional currency exchange rate risk.

To reduce currency exchange rate risk, we generally exchange local currencies for dollars promptly upon receipt. We periodically enter into currency forward contracts as a hedge against a portion of our currency exchange rate exposures; however, we may decide not to enter into these contracts during any particular period. We had several foreign currency cash flow hedges outstanding, and the fair value of these hedges was a net liability of $0.3 million as of December 29, 2023 and $6.7 million as of December 30, 2022.

The results of a hypothetical 10% strengthening in the average value of the dollar during 2023 and 2022 relative to the other currencies in which a significant portion of our net sales are denominated would have resulted in a decrease in net sales of approximately $146.0 million and $126.0 million for the years ended December 29, 2023 and December 30, 2022. This calculation assumes that each exchange rate would change in the same direction relative to the dollar. Our sensitivity analysis of the effects of changes in currency exchange rates does not factor in a potential change in sales levels or any offsetting gains on currency forward contracts.

Interest Rate Risk

As described in Note 11, “Debt” to the Consolidated Financial Statements, our indebtedness is both variable and fixed rate. Changes in interest rates in our indebtedness could have a material effect on our financial statements.

At year end December 29, 2023 and December 30, 2022, total variable rate debt had carrying values of $400.0 million and $519.1 million. The fair value of the debt approximates the carrying value because the variable rates approximate market rates. A 10% increase in the interest rate for 2023 and 2022 would have resulted in a negative impact of approximately $2.8 million on our results of operations for each of the years ended December 29, 2023 and December 30, 2022.

To reduce interest rate risk, during 2018, we entered into interest rate swaps in order to hedge the risk of the fluctuation on future interest expense related to a portion of our variable rate, LIBOR-based borrowings under our Credit Facility through 2028; however, we may decide not to enter into these contracts during any particular period. We amended our Second A&R Credit Agreement and our interest rate swaps to transition from LIBOR to SOFR as a reference rate effective January 3, 2023. At year end December 29, 2023, the fair value of the interest rate swap contracts were in a net asset position of $7.9 million compared to a net asset position of $15.8 million as of December 30, 2022.

At December 29, 2023, the notional value of interest rate contracts outstanding was $400 million, with $200 million maturing in 2024 and the remaining $200 million maturing in 2028.

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

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this Annual Report on Form 10-K contains forward-looking statements including, but not limited to the following:

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
•our belief that we will be successful in our contests of certain proposed adjustments by taxing authorities;
•our belief that our cash on hand, capacity available under our Revolving Credit Facility, and cash flows from operations will be sufficient to service our outstanding debt during the next twelve months;
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
•our expectations regarding capital expenditures in 2024, including for research and development;
•our expectations regarding inflationary pressures and the impacts to our future operating results;
•our expectations relating to sales growth;
•our expectations regarding share repurchases;
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
•our expectations concerning the fair value of hedges, including the timing and impact to our results; and
•our strategic plans and future performance.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. Various factors could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results and performance to differ materially from those expressed in or implied by the forward-looking statements include, but are not limited to, the following:

•the impact of inflationary pressures on raw materials and other costs;
•the impact of increased costs for many of our products, including bananas, pineapples, avocados and other fresh produce;
•the impact of pricing and other actions by competitors, particularly during periods of low consumer confidence and spending levels;
•our ability to successfully compete in the markets in which we do business;
•the impact on our business of the consolidation of retailers, wholesalers and distributors in the food industry;
•the impact of foreign currency fluctuations and currency exchange risks because of our international business;
•the impact on our sales and profits if we lose one or more of our largest customers or such customers reduce their purchases from us;
•the availability of sufficient labor during peak growing and harvesting seasons;
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
•global or local disruptions or issues that impact our production facilities or complex logistics network;
•our inability to realize expected benefits on plans for expansion of our business (including through acquisitions);
•our ability to successfully integrate acquisitions and new product lines into our operations;
•the impact of impairment or other charges associated with exit activities, crop or facility damage or otherwise,
•the timing and cost of resolution of pending and future legal and environmental proceedings or investigation;
•the impact of changes in tax accounting or tax laws (or interpretations thereof), the impact of claims or adjustments proposed by the Internal Revenue Service or other taxing authorities, including the EU, in connection with our tax audits and our ability to successfully contest such tax claims and pursue necessary remedies;
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

The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, you should consult other disclosures made by us (such as in our other filings with the SEC or in company press releases) for other factors that may cause actual results to differ materially from those projected by the Company. Please refer to Part I. Item 1A., Risk Factors, of this Annual Report on Form 10-K for additional information regarding factors that could affect our results of operations, financial condition and liquidity.

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

Index to Consolidated Financial Statements

Page
Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	51

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm (Public Company Accounting Oversight Board ID: 42)	51

Consolidated Balance Sheets at December 29, 2023 and December 30, 2022	55

Consolidated Statements of Operations for the years ended December 29, 2023, December 30, 2022 and December 31, 2021	56

Consolidated Statements of Comprehensive Income for the years ended December 29, 2023, December 30, 2022, and December 31, 2021	57

Consolidated Statements of Cash Flows for the years ended December 29, 2023, December 30, 2022, and December 31, 2021	58

Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest for the years ended December 29, 2023, December 30, 2022, and December 31, 2021	59

Notes to Consolidated Financial Statements	60

Supplemental Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts	104

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Fresh Del Monte Produce Inc.
Opinion on Internal Control over Financial Reporting
We have audited Fresh Del Monte Produce Inc. and subsidiaries’ internal control over financial reporting as of December 29, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Fresh Del Monte Produce Inc. and subsidiaries (the "Company") maintained, in all material respects, effective internal control over financial reporting as of December 29, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 consolidated financial statements and schedule of the Company and our report dated February 26, 2024 expressed an unqualified opinion thereon.

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
February 26, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Fresh Del Monte Produce Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fresh Del Monte Produce Inc. and subsidiaries (the “Company”) as of December 29, 2023 and December 30, 2022, and the related consolidated statements of operations, comprehensive income, cash flows and shareholders’ equity and redeemable noncontrolling interest for each of the three years in the period ended December 29, 2023, and the related notes and supplemental financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 29, 2023 and December 30, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 29, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Goodwill and Indefinite-Lived Intangible Assets
Description of the Matter
At December 29, 2023, the Company’s goodwill and indefinite-lived intangible assets were $433.5 million. As discussed in Note 2 to the consolidated financial statements, goodwill and indefinite-lived intangible assets are tested for impairment at least annually, at the reporting unit level. The carrying values of the prepared foods reporting unit’s goodwill, and the Del Monte® prepared foods reporting unit’s trade names and trademarks are $27.2 million and $30.8 million, respectively as of December 29, 2023. Note 6 to the consolidated financial statements discloses the sensitivity of fair value of these assets to changes in assumptions and underlying data used by the Company in their impairment accounting model including differences between estimated and actual cash flows and in discount rates used.

The Company measured the fair value of the goodwill using an income approach and the fair value of trade names and trademarks using a royalty savings method, and determined the carrying value of the prepared foods reporting unit exceeded its fair value and, therefore, recorded a goodwill impairment charge of $21.6 million during the year ended December 29, 2023

Auditing the Company’s annual impairment test related to the prepared foods reporting unit’s goodwill, and the Del Monte® prepared foods reporting unit’s trade names and trademarks was complex and required the involvement of our specialists due to the judgmental nature of the assumptions used in the valuation models described above. Moreover, these assets are more sensitive to the differences between estimated and actual cash flows, and changes in discount and royalty rates used to estimate their fair value. Assumptions related to estimated cash flows (specifically sales and cost of products sold and long-term growth rates for sales and cost of products sold) are judgmental as they are affected by expectations about future market or economic conditions, which can vary significantly and depend on market forces and events outside of the Company’s control.

How We Addressed the Matter in our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s impairment review process related to the prepared foods reporting unit’s goodwill, and the Del Monte® prepared foods reporting unit’s trade names and trademarks, including controls over management’s review of the significant assumptions described above.

To test the estimated fair value of the Company’s prepared foods reporting unit’s goodwill, and the Del Monte® prepared foods reporting unit’s trade names and trademarks, our audit procedures included, among others, evaluating the methodologies used, the significant assumptions discussed above, and the underlying data used by the Company. Such data includes historical sales and cost data, go forward business plans and planned capital expenditures, as well as data from comparable companies. We involved our valuation specialists to assist in our procedures and to independently evaluate the reasonableness of the ranges for the discount and royalty rates. We compared the significant assumptions to current industry and economic trends, as well as market factor changes, to the Company’s business model, and other relevant factors. We assessed the historical accuracy of management’s estimates by comparing them to actual operating results and performed sensitivity analyses of the significant assumptions described above to evaluate the impact on the fair value of the prepared foods reporting unit’s goodwill and the Del Monte® prepared foods reporting unit’s trade names and trademarks.

Impairment of Long-Lived Assets
Description of the Matter
As discussed in Note 2 to the consolidated financial statements, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As more fully described in Note 3 to the consolidated financial statements, during the fourth quarter of 2023, the Company determined that certain fresh and value-added assets in North America had indicators of impairment. Accordingly, the Company performed a recoverability test and concluded that an impairment loss should be measured. The Company measured the impairment of $109.6 million by recording the amount by which the carrying amount of the assets exceeded the fair value of the assets. The Company measured the fair value of certain fresh and value-added long-lived assets in North America based on discounted future cash flows and independent appraisals from third parties.

Auditing the Company’s impairment testing of fresh and value-added long-lived assets in North America was complex and required the involvement of our specialists due to the judgmental nature of the assumptions used in the valuation models described above. Moreover, these assets are more sensitive to the differences between estimated and actual cash flows, and changes in discount rates used to estimate their fair value. Assumptions related to estimated cash flows (specifically sales and cost of products sold and long-term growth rates for sales and cost of products sold) are judgmental as they are affected by expectations about future market or economic conditions, which can vary significantly and depend on market forces and events outside of the Company’s control.

How We Addressed the Matter in our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s impairment review process related to fresh and value-added long-lived assets in North America, including controls over management’s review of the significant assumptions described above.

To test the estimated fair value of the Company’s fresh and value-added long-lived assets in North America, our audit procedures included, among others, evaluating the methodologies used, the significant assumptions discussed above, and the underlying data used by the Company. Such data includes historical sales and cost data, go forward business plans and planned capital expenditures, as well as data from comparable companies. We involved our valuation specialists to assist in our procedures and to independently evaluate the reasonableness of the ranges for the discount rates. We compared the significant assumptions to current industry and economic trends, as well as market factor changes, to the Company’s business model, and other relevant factors. We assessed the historical accuracy of management’s estimates by comparing them to actual operating results and performed sensitivity analyses of the significant assumptions described above to evaluate the impact on the fair value of fresh and value-added long-lived assets in North America.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1997.
Miami, Florida
February 26, 2024

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(U.S. dollars in millions, except share and per share data)

	December 29, 2023	December 30, 2022
Assets
Current assets:
Cash and cash equivalents	$33.8	$17.2
Trade accounts receivable, net of allowance of $20.8 and $21.6, respectively	387.0	373.5
Other accounts receivable, net of allowance of $5.6 and $5.7, respectively	95.1	91.0
Inventories, net	599.9	669.0
Assets held for sale	4.5	67.3
Prepaid expenses and other current assets	24.0	23.4
Total current assets	1,144.3	1,241.4

Investments in and advances to unconsolidated companies	22.2	18.0
Property, plant and equipment, net	1,256.4	1,309.5
Operating lease right-of-use assets	213.8	213.8
Goodwill	401.9	422.9
Intangible assets, net	33.3	135.0
Deferred income taxes	51.5	47.4
Other noncurrent assets	60.7	70.9
Total assets	$3,184.1	$3,458.9

Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued expenses	$479.0	$549.9
Current maturities of debt and finance leases	1.4	1.3
Current maturities of operating leases	48.6	41.6
Income taxes and other taxes payable	11.6	14.2
Total current liabilities	540.6	607.0

Long-term debt and finance leases	406.1	547.1
Operating leases, less current maturities	142.1	147.3
Retirement benefits	82.3	82.4
Other noncurrent liabilities	27.6	28.5
Deferred income taxes	72.7	71.6
Total liabilities	1,271.4	1,483.9
Commitments and contingencies (See note 16)
Redeemable noncontrolling interest	—	49.4
Shareholders' equity:
Preferred shares, $0.01 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.01 par value; 200,000,000 shares authorized; 47,629,018 and 47,838,680 issued and outstanding, respectively	0.5	0.5
Paid-in capital	597.7	548.1
Retained earnings	1,341.4	1,397.6
Accumulated other comprehensive loss	(43.3)	(41.5)
Total Fresh Del Monte Produce Inc. shareholders' equity	1,896.3	1,904.7
Noncontrolling interests	16.4	20.9
Total shareholders' equity	1,912.7	1,925.6
Total liabilities, redeemable noncontrolling interest and shareholders' equity	$3,184.1	$3,458.9

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in millions, except share and per share data)

	Year ended
	December 29, 2023	December 30, 2022	December 31, 2021
Net sales	$4,320.7	$4,442.3	$4,252.0
Cost of products sold	3,970.0	4,102.1	3,948.2
Gross profit	350.7	340.2	303.8

Selling, general and administrative expenses	186.7	186.8	192.9
Gain (loss) on disposal of property, plant and equipment, net and subsidiary	37.9	(1.9)	4.6
Asset impairment and other charges (credits), net	143.4	(4.8)	4.5
Operating income	58.5	156.3	111.0

Interest expense	24.1	24.4	20.3
Interest income	1.4	0.7	0.6
Other expense, net	19.3	14.8	9.4
Income before income taxes	16.5	117.8	81.9

Income tax provision	18.1	20.1	2.0
Net (loss) income	$(1.6)	$97.7	$79.9

Less: Net income (loss) attributable to redeemable and noncontrolling interests	9.8	(0.9)	(0.1)
Net (loss) income attributable to Fresh Del Monte Produce Inc.	$(11.4)	$98.6	$80.0

Net (loss) income per ordinary share attributable to Fresh Del Monte Produce Inc. - Basic	$(0.24)	$2.06	$1.68

Net (loss) income per ordinary share attributable to Fresh Del Monte Produce Inc. - Diluted	$(0.24)	$2.06	$1.68

Dividends declared per ordinary share	$0.75	$0.60	$0.50

Weighted average number of ordinary shares:
Basic	47,979,143	47,790,920	47,508,208
Diluted	47,979,143	47,943,464	47,701,397

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(U.S. dollars in millions)

	Year ended
	December 29, 2023	December 30, 2022	December 31, 2021
Net (loss) income	$(1.6)	$97.7	$79.9

Other comprehensive (loss) income:
Net unrealized (loss) gain on derivatives, net of tax	(2.2)	46.9	8.7
Net unrealized foreign currency translation loss	(3.5)	(18.6)	(14.1)
Release of cumulative translation adjustment due to substantial liquidation of a foreign entity	2.4	—	—
Net change in retirement benefit adjustment, net of tax	1.5	(2.9)	15.5
Comprehensive (loss) income	(3.4)	123.1	90.0
Less: comprehensive income (loss) attributable to redeemable and noncontrolling interests	9.8	(0.9)	(0.1)
Comprehensive (loss) income attributable to Fresh Del Monte Produce Inc.	$(13.2)	$124.0	$90.1

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in millions)

	Year ended
	December 29, 2023	December 30, 2022	December 31, 2021
Operating activities:
Net (loss) income	$(1.6)	$97.7	$79.9
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	84.8	92.5	96.8
Amortization of debt issuance costs	0.5	0.6	0.6
Share-based compensation expense	9.9	6.9	7.6
Asset impairment charges	141.3	3.5	3.8
Change in uncertain tax positions	1.5	1.7	2.3
(Gain) loss on disposal of property, plant and equipment, and subsidiary, net	(37.9)	1.9	(4.6)
Deferred income taxes	(3.8)	2.5	(15.0)
Adjustment of Kunia Well Site liability	—	(9.9)	—
Gain on release of cumulative translation adjustment	(2.4)	—	—
Other, net	(1.3)	1.6	(11.1)
Changes in operating assets and liabilities
Receivables	(19.3)	(37.4)	(13.9)
Inventories	64.7	(72.1)	(105.1)
Prepaid expenses and other current assets	1.7	(0.2)	7.2
Accounts payable and accrued expenses	(64.1)	(17.8)	78.3
Other noncurrent assets and liabilities	3.9	(9.7)	1.7
Net cash provided by operating activities	177.9	61.8	128.5

Investing activities:
Capital expenditures	(57.7)	(48.1)	(98.5)
Investments in unconsolidated companies	(5.3)	(9.7)	(7.0)
Proceeds from sales of property, plant and equipment and subsidiary	119.9	8.7	17.5
Cash (paid) received from settlement of derivatives not designated as hedges	—	(0.2)	4.6
Other investing activities	(0.5)	0.2	0.9
Net cash provided by (used in) investing activities	56.4	(49.1)	(82.5)

Financing activities:
Proceeds from long-term debt	590.5	1,066.3	703.4
Payments on long-term debt	(730.3)	(1,045.6)	(726.0)
Purchase of noncontrolling interest	(5.2)	—	—
Distributions to noncontrolling interests	(17.9)	(0.9)	(6.5)
Repurchase and retirement of ordinary shares	(11.8)	—	—
Share-based awards settled in cash for taxes	(0.8)	(1.6)	(0.4)
Dividends paid	(35.9)	(28.7)	(23.7)
Other financing activities	(2.1)	(1.5)	—
Net cash used in financing activities	(213.5)	(12.0)	(53.2)

Effect of exchange rate changes on cash	(4.2)	0.4	6.8
Net increase (decrease) in cash and cash equivalents	16.6	1.1	(0.4)
Cash and cash equivalents, beginning	17.2	16.1	16.5
Cash and cash equivalents, ending	$33.8	$17.2	$16.1

Supplemental cash flow information:
Cash paid for interest	$24.2	$23.5	$19.9
Cash paid for income taxes	$14.9	$13.3	$9.5

Non-cash financing and investing activities:
Right-of-use assets obtained in exchange for new operating lease obligations	$51.0	$59.6	$78.8
Right-of-use assets obtained in exchange for new finance lease obligations	$0.2	$0.1	$9.9
Dividends on restricted stock units	$0.4	$—	$0.2
Insurance receivable for loss due to property damages	$0.9	$—	$—
See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(U.S. dollars in millions, except share data)

	Ordinary Shares Outstanding	Ordinary Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Fresh Del Monte Produce Inc. Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interest
Balance at January 1, 2021	47,372,419	$0.5	$533.1	$1,271.4	$(77.0)	$1,728.0	$21.7	$1,749.7	$50.2
Exercises of stock options	4,000	—	0.1	—	—	0.1	—	0.1	—
Settlement of restricted stock awards	178,276	—	—	—	—	—	—	—	—
Share-based payment expense	—	—	7.6	—	—	7.6	—	7.6	—
Distribution to noncontrolling interests	—	—	—	—	—	—	(0.4)	(0.4)	(0.2)
Dividend declared	—	—	0.2	(23.7)	—	(23.5)	—	(23.5)	—
Comprehensive income:
Net income (loss)	—	—	—	80.0	—	80.0	0.4	80.4	(0.5)
Unrealized gain (loss) on derivatives, net of tax	—	—	—	—	8.7	8.7	—	8.7	—
Net unrealized foreign currency translation (loss) gain	—	—	—	—	(14.1)	(14.1)	—	(14.1)	—
Change in retirement benefit adjustment, net of tax	—	—	—	—	15.5	15.5	—	15.5	—
Comprehensive income (loss)						90.1	0.4	90.5	(0.5)
Balance at December 31, 2021	47,554,695	$0.5	$541.0	$1,327.7	$(66.9)	$1,802.3	$21.7	$1,824.0	$49.5
Exercises of stock options	7,000	—	0.2	—	—	0.2	—	0.2	—
Settlement of restricted stock units	276,985	—	—	—	—	—	—	—	—
Share-based payment expense	—	—	6.9	—	—	6.9	—	6.9	—
Disposal of noncontrolling interests	—	—	—	—	—	—	0.3	0.3	—
Distribution to noncontrolling interests	—	—	—	—	—	—	(0.3)	(0.3)	—
Dividend declared	—	—	—	(28.7)	—	(28.7)	—	(28.7)	—
Comprehensive income:
Net income (loss)	—	—	—	98.6	—	98.6	(0.8)	97.8	(0.1)
Unrealized gain (loss) on derivatives, net of tax	—	—	—	—	46.9	46.9	—	46.9	—
Net unrealized foreign currency translation (loss) gain	—	—	—	—	(18.6)	(18.6)	—	(18.6)	—
Change in retirement benefit adjustment, net of tax	—	—	—	—	(2.9)	(2.9)	—	(2.9)	—
Comprehensive income (loss)						124.0	(0.8)	123.2	(0.1)
Balance at December 30, 2022	47,838,680	$0.5	$548.1	$1,397.6	$(41.5)	$1,904.7	$20.9	$1,925.6	$49.4
Exercises of stock options	2,418	—	—	—	—	—	—	—	—
Settlement of restricted stock units	287,920	—	—	—	—	—	—	—	—
Share-based payment expense	—	—	9.8	—	—	9.8	—	9.8	—
Distribution to noncontrolling interests	—	—	—	—	—	—	(14.4)	(14.4)	(1.4)
Dividend declared	—	—	0.5	(36.4)	—	(35.9)	—	(35.9)	—
Settlement of redeemable noncontrolling interest	—	—	42.7	—	—	42.7	—	42.7	(47.9)
Repurchase and retirement of ordinary shares	(500,000)	—	(3.4)	(8.4)	—	(11.8)	—	(11.8)	—
Comprehensive income:
Net income (loss)	—	—	—	(11.4)	—	(11.4)	9.9	(1.5)	(0.1)
Unrealized gain (loss) on derivatives, net of tax	—	—	—	—	(2.2)	(2.2)	—	(2.2)	—
Net unrealized foreign currency translation (loss) gain	—	—	—	—	(3.5)	(3.5)	—	(3.5)	—
Release of cumulative translation adjustment due to substantial liquidation of a foreign entity	—	—	—	—	2.4	2.4	—	2.4	—
Change in retirement benefit adjustment, net of tax	—	—	—	—	1.5	1.5	—	1.5	—
Comprehensive income (loss)						(13.2)	9.9	(3.3)	(0.1)
Balance at December 29, 2023	47,629,018	$0.5	$597.7	$1,341.4	$(43.3)	$1,896.3	$16.4	$1,912.7	$—

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

Fiscal Year

Our fiscal year end is the last Friday of the calendar year or the first Friday subsequent to the end of the calendar year, whichever is closest to the end of the calendar year. Fiscal year 2023 had 52 weeks and ended on December 29, 2023. Fiscal year 2022 had 52 weeks and ended on December 30, 2022. Fiscal year 2021 had 52 weeks and ended on December 31, 2021.

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

We are required to evaluate events occurring after December 29, 2023, our fiscal year end, for recognition and disclosure in the Consolidated Financial Statements for the year ended fiscal 2023. Events are evaluated based on whether they represent information existing as of December 29, 2023, which require recognition in the Consolidated Financial Statements, or new events occurring after December 29, 2023, which do not require recognition but require disclosure if the event is significant to the Consolidated Financial Statements.  We evaluated events occurring subsequent to December 29, 2023 through the date of issuance of these Consolidated Financial Statements.

2. Summary of Significant Accounting Policies

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
 Cash and Cash Equivalents

We classify as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase.

Trade Receivables

Trade receivables less allowances are recognized on our accompanying Consolidated Balance Sheets at net realizable value, which reflects the net amount expected to be collected from customers. Our allowance for trade receivables consists of two components: a $7.4 million allowance for credit losses and a $13.4 million allowance for customer claims, which are accounted for under the scope of ASC 606 - Revenue Recognition.

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

VAT receivables are primarily related to purchases by production units and are refunded by the taxing authorities. As of December 29, 2023, we had $43.9 million classified as current in other accounts receivable and $17.7 million, net of allowance of $3.6 million, classified as other noncurrent assets on our Consolidated Balance Sheets. As of December 30, 2022, we had $38.1 million classified as current in other accounts receivable and $16.4 million, net of allowance of $4.7 million, classified as other noncurrent assets in our Consolidated Balance Sheets.

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

Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is computed using the weighted average cost or first-in first-out methods for finished goods, which includes fresh produce and prepared foods and the first-in first-out, actual cost or average cost methods for raw materials and packaging supplies. Raw materials and packaging supplies inventory consists primarily of agricultural supplies, containerboard, packaging materials, spare parts and fuel. Expenditures on pineapple, melon, vegetable and non-tropical fruit growing crops are valued at the lower of cost or net realizable value and are deferred and charged to cost of products sold when the related crop is harvested and sold. The deferred growing costs included in inventories in our Consolidated Balance Sheets consist primarily of land preparation, cultivation, irrigation and fertilization costs. For the most part, expenditures related to banana crops are expensed in the year incurred due to the continuous nature of the crop.

Inventories consisted of the following (U.S. dollars in millions):

	December 29, 2023	December 30, 2022
Finished goods	$201.1	$205.8
Raw materials and packaging supplies	167.1	233.2
Growing crops	231.7	230.0
Total inventories	$599.9	$669.0

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Property, Plant and Equipment and Other Long-Lived Assets

Property, plant and equipment additions are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from 10 to 40 years for buildings, five to 20 years for maritime and other equipment, including ships and containers, three to 20 years for machinery and equipment, three to seven years for furniture, fixtures and office equipment, three to seven years for computer software, and five to 10 years for automotive equipment including automobiles, tractors, trailers and trucks. Leasehold improvements are amortized over the term of the lease, or the estimated useful life of the related asset, whichever is shorter. See Note 5, “Property, Plant and Equipment, Net” for further information.

When assets are retired or disposed of, the costs and accumulated depreciation or amortization are removed from the respective accounts and any related gain or loss is recognized. Maintenance and repairs are charged to expense as incurred. Significant expenditures, which extend the useful lives of assets, are capitalized. Interest is capitalized as part of the cost of construction.

Our long-lived assets other than property, plant and equipment consists of a definite-lived intangible asset. Intangible asset determined to have finite life is amortized over the estimated useful life to reflect the pattern of economic benefits consumed, either on a straight-line or accelerated basis. Our definite-lived intangible asset has a remaining amortization period of 17 years. Amortization expense related to definite-lived intangible assets totaled $4.9 million for 2023, $7.8 million for 2022 and $7.6 million for 2021, and is included in selling, general, and administrative expenses. Refer to Note 6, “Goodwill and Other Intangible Assets.” for further information.

We review long-lived assets (or asset groups) with identifiable cash flows for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We consider factors such as historic and forecasted operating results, trends and future prospects, current market value, and other economic and regulatory factors in performing these analyses. In the event that an asset is not recoverable, and the carrying amount of an asset exceeds the asset’s fair value, we measure and record an impairment loss for the excess. The fair value of an asset is measured by either determining the expected future discounted cash flow of the asset or by independent appraisal.

For long-lived assets held for sale, we record impairment losses when the carrying amount is greater than the fair value less the cost to sell. We discontinue depreciation of long-lived assets when these assets are classified as held for sale and include these assets as assets held for sale on our Consolidated Balance Sheets.

We incurred charges related to impairment of long-lived assets of $119.7 million in 2023, $3.5 million in 2022, and $3.8 million in 2021. Such charges are included in asset impairment and other charges (credits), net in the accompanying Consolidated Statements of Operations for the years ended December 29, 2023, December 30, 2022 and December 31, 2021 and are described further in Note 3, “Asset Impairment and Other Charges (Credits), Net” and Note 6, “Goodwill and Other Intangible Assets”.

The gain on disposal of property, plant and equipment, net of $37.9 million during 2023 primarily related to gains on the sale of two distribution centers and related assets in Saudi Arabia, sale of an idle production facility in North America, and sale of our plastics business subsidiary in South America. These transactions were accounted for using the guidance in ASC 610.

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

For those reporting units where events or changes in circumstances indicate that potential impairment indicators exist, we perform a quantitative assessment to determine whether the carrying amount of goodwill can be recovered. When performing the annual goodwill impairment test, we may start with an optional qualitative assessment as allowed for under the accounting guidance. As part of the qualitative assessment, we evaluate all events and circumstances, including both positive and negative events, in their totality, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we bypass the qualitative assessment, or if the qualitative assessment indicates that a quantitative analysis should be performed, we evaluate goodwill for impairment by comparing the fair value of a reporting unit to its carrying value, including the associated goodwill. We generally estimate a reporting unit’s fair value using a discounted cash flow approach which is dependent on several significant estimates and assumptions related to forecasts of future revenues, cost of sales, expenses and the weighted-average cost of capital for each reporting unit. If the carrying amount of the reporting unit exceeds the estimated fair value, an impairment charge is recorded to reduce the carrying value to the estimated fair value. The impairment of goodwill is limited to the total amount of goodwill allocated to the reporting unit. Any adverse changes in the significant estimates and assumptions used in our goodwill impairment test could have a significant impact on the recoverability of goodwill and could have a material impact on our Consolidated Financial Statements. We incurred charges related to impairment of goodwill of $21.6 million in 2023 as described further in Note 3, “Asset Impairment and Other Charges (Credits), Net" and Note 6, “Goodwill and Other Intangible Assets”. No impairment charges related to goodwill were incurred during 2022 and 2021

An intangible asset with an indefinite useful life is not amortized but assessed for impairment at least annually, or sooner if indications of possible impairment are identified. When performing the annual impairment test, we first may start with an optional qualitative assessment to determine whether it is not more likely than not that our indefinite-lived intangible assets are impaired. As part of a qualitative assessment, we evaluate relevant events and circumstances that could affect the significant inputs used to determine the fair value of the indefinite-lived intangible asset. If we bypass the qualitative assessment, or if the qualitative assessment indicates that a quantitative analysis should be performed, we evaluate our indefinite-lived intangible assets for impairment by comparing the fair value of the asset to its carrying amount. We generally estimate the fair value of our indefinite-lived intangible assets using a royalty savings method.

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

We expense incremental costs of obtaining a contract, if the contract period is for one year or less. These costs are included in selling, general and administrative expenses. Otherwise, incremental contract costs are recognized as an asset on our

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidated Balance Sheets and amortized over time as promised goods and services are transferred to a customer. Our contracts are generally less than one year and incremental costs of obtaining a contract are not material. We account for shipping and handling costs as costs to fulfill a contract and not as performance obligations to our customers. We also exclude taxes collected from our customers, assessed by government authorities that are both imposed on and concurrent with a specific revenue-producing transaction, from our determination of the transaction price. We do not adjust the promised amount of consideration for the effects of a significant financing component if the period between the transfer of the promised good or service to a customer and the customer payment is one year or less.

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

Advertising and Promotional Costs

We expense advertising and promotional costs as incurred. Advertising and promotional costs, which are included in selling, general and administrative expenses, were $10.5 million for 2023, $9.3 million for 2022 and $13.6 million for 2021.

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

See Note 16, “Commitments and Contingencies.”

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

Other expense, net, in the accompanying Consolidated Statements of Operations includes a net foreign exchange loss of $10.4 million for 2023, $8.4 million for 2022, and $6.0 million for 2021. These amounts include the effect of foreign currency remeasurement and realized foreign currency transaction gains and losses.

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

See Note 18, “Fair Value Measurements” for more information.

Share-Based Compensation

Compensation expense for all share-based awards expected to vest is measured at fair value on the date of grant and recognized on a straight-line basis over the related service period, which is generally the vesting period of each award. Forfeitures are recognized as they occur. Our shared-based awards consist of performance stock units and restricted stock units, and are granted to employees and members of our Board of Directors which meet the definition of employees under the accounting guidance. The fair value of our share-based awards is determined based on our stock price on the date of grant.

See Note 15, “Share-Based Compensation” for more information.

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

See Note 14, “Retirement and Other Employee Benefits” for more information.

Redeemable Noncontrolling Interest

As part of the Mann Packing acquisition in 2018, we acquired a put option exercisable by the 25% shareholder of one of the acquired subsidiaries. The put option allows the noncontrolling shareholder to sell its 25% noncontrolling interest to us for a multiple of the subsidiary's adjusted earnings. The noncontrolling shareholder can exercise this put option on or after April 1, 2023. Following a five year window expiring on April 1, 2028, the put option value will be negotiated annually and the inputs are subject to change. As the put option is outside of our control, the estimated redemption value of the 25% noncontrolling interest is presented as a redeemable noncontrolling interest outside of permanent equity on our Consolidated Balance Sheet. At each reporting period, the redeemable noncontrolling interest is recognized at the higher of (1) the initial carrying amount adjusted for accumulated earnings and distributions or (2) the contractually-defined redemption value as of the balance sheet date. In June 2023, the noncontrolling shareholder exercised its put option right and the Company closed the purchase of the remaining 25% of this subsidiary.

See Note 22, "Redeemable Noncontrolling Interest Acquisition" for more information.

New Accounting Pronouncements - Adopted

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

New Accounting Pronouncements - Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU amends Accounting Standards Codification (ASC) 280 to enhance the nature and frequency of segment disclosures. Specifically, the update requires disclosure of significant segment expenses regularly provided to the Chief Operating Decision Maker ("CODM") included within the reported measures of a segment's profit or loss, the amount and composition of other segment items in order to reconcile to the reported measures of a segment's profit or loss, the CODM's title and position, and how the CODM uses the reported measures of a segment's profit or loss in assessing segment performance and how to allocate resources. The ASU also makes requires that annual disclosures about a reportable segment's profit or loss and assets required by Topic 280 be made in interim periods. ASU 2023-07 is effective for years beginning after December 15, 2023 and interim periods beginning after December 15, 2024 with early adoption permitted. We have evaluated

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
the impact of the adoption of this ASU and concluded it has no impact on our financial condition, results of operations and cash flows.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. This ASU amends ASC 740 to enhance the nature of disclosures for income taxes. Specifically, the ASU requires public business entities to disclose additional information in categories defined within the ASU within the reconciliation of the effective tax rate to the statutory rate for federal, state and foreign income taxes. Additionally, the ASU requires disclosure of taxes paid, net of refunds received, disaggregated by federal, state and foreign taxes. ASU 2023-09 is effective for years beginning after December 15, 2024 with early adoption permitted. We have evaluated the impact of the adoption of this ASU and concluded it has no impact on our financial condition, results of operations and cash flows.

3. Asset Impairment and Other Charges (Credits), Net

We incurred asset impairment and other charges (credits), net totaling $143.4 million for 2023, $(4.8) million for 2022 and $4.5 million for 2021.

The following represents the detail of asset impairment and other charges (credits), net for the year ended December 29, 2023 by reportable segment (U.S. dollars in millions):

	Long-lived and other asset impairment	Exit activity and other charges (credits)	Total
Banana segment:
Impairment of low-yielding banana farms in the Philippines	$3.7	$—	$3.7
Fresh and value-added products segment:
Impairment of fresh and value-added assets in North America (1)	109.6	—	109.6
Impairment of prepared foods reporting unit goodwill (2)	21.6	—	21.6
Impairment of low productivity grape vines in South America and related costs	1.7	0.1	1.8
Impairment of low-yielding apple farms in South America	2.6	—	2.6
Other fresh and value-added products segment charges	0.3	0.7	1.0
Other:
2023 cybersecurity incident expenses (3)	—	1.3	1.3
Impairment of assets related to idle land in Central and South America	1.8	—	1.8
Total asset impairment and other charges (credits), net	$141.3	$2.1	$143.4
(1) During the year ended December 29, 2023, impairment charges related to our fresh and value-added assets in North America included impairment charges to customer relationships intangible assets of $88.6 million, trade names of $8.3 million, and building, land and land improvements of $12.7 million. Refer to Note 6, "Goodwill and Other Intangible Assets," for further information.
(2) Refer to Note 6, "Goodwill and Other Intangible Assets," for further information.
(3) During the year ended December 29, 2023, we incurred cybersecurity expenses of $1.3 million, net of insurance reimbursements received, primarily related to the engagement of specialized legal counsel and other incident response advisors.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following represents the detail of asset impairment and other charges (credits), net for the year ended December 30, 2022 by reportable segment (U.S. dollars in millions):

	Long-lived and other asset impairment	Exit activity and other charges (credits)	Total
Banana segment:
Exit costs related to European facility	$—	$0.4	$0.4
Philippine asset impairment due to floods(1)	2.7	—	2.7
Fresh and value-added products segment:
Adjustment of Kunia Well Site environmental liability in Hawaii(2)	—	(9.9)	(9.9)
Impairment of South America farm and other charges	0.8	0.1	0.9
Other fresh and value-added products segment charges	—	0.1	0.1
Other:			—
Former President/COO severance expense	—	1.0	1.0
Total asset impairment and other charges (credits), net	$3.5	$(8.3)	$(4.8)
(1) $2.7 million asset impairment as a result of flooding in the Philippines due to heavy rainfall during the fourth quarter of 2022.
(2) $(9.9) million reduction in our environmental liability related to the Kunia Well Site clean-up. Refer to Note 16, “Commitments and Contingencies,” for further information.

The following represents the detail of asset impairment and other charges (credits), net for the year ended December 31, 2021 by reportable segment (U.S. dollars in millions):

	Long-lived and other asset impairment	Exit activity and other charges (credits)	Total
Banana segment:
Insurance recovery related to hurricanes(1)	$—	$(0.8)	$(0.8)
Philippine asset impairment and exit activities of certain low-yield areas(2)	3.3	1.4	4.7
Fresh and value-added products segment:
Exit costs related to European facility	—	0.2	0.2
Other fresh and value-added products segment charges	0.5	(0.1)	0.4
Total asset impairment and other charges (credits), net	$3.8	$0.7	$4.5
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

4. Investments in and Advances to Unconsolidated Companies

Investments in and advances to unconsolidated companies amounted to $22.2 million as of December 29, 2023 and $18.0 million as of December 30, 2022. These investments are accounted for under the equity method of accounting, and primarily relate to investments in limited partnerships and joint ventures in the food, nutrition and agricultural technology sectors. Our proportionate share of income (losses) related to these unconsolidated companies, and distributions received, were not significant for the years ended December 29, 2023, December 30, 2022, or December 31, 2021.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following (U.S. dollars in millions):

	December 29, 2023	December 30, 2022
Land and land improvements	$695.9	$704.3
Buildings and leasehold improvements	581.4	607.4
Machinery and equipment	609.3	614.3
Maritime equipment (including containers)	229.0	262.9
Furniture, fixtures and office equipment	102.1	102.2
Automotive equipment	69.1	69.0
Construction-in-progress	23.3	22.0
	2,310.1	2,382.1
Less: accumulated depreciation and amortization	(1,053.7)	(1,072.6)
Property, plant and equipment, net	$1,256.4	$1,309.5

Depreciation expense on property, plant and equipment, including assets under finance leases, was $79.9 million for 2023, $84.8 million for 2022 and $89.2 million for 2021.

Shipping containers, machinery and equipment and automotive equipment under finance leases totaled $11.1 million at December 29, 2023 and $11.0 million at December 30, 2022. Accumulated amortization for assets under finance leases was $3.8 million at December 29, 2023 and $2.4 million at December 30, 2022.

The gain (loss) on disposal of property, plant and equipment, net and subsidiary was a gain of $37.9 million for 2023, a loss of $(1.9) million for 2022 and a gain of $4.6 million for 2021. The gain on disposal of property, plant and equipment, net and subsidiary in 2023 was primarily related to the sale of two distribution centers and related assets in Saudi Arabia, the sale of an idle production facility in North America, the sale of our plastics business subsidiary in South America, the sale of two carrier vessels and the sales of land assets in South and Central America. The loss on disposal of property, plant and equipment, net in 2022 is primarily related to the disposal of low-yielding banana crops in Central America, partially offset by gains on the sale of vacant land in Mexico and sales of vehicles in the Middle East

6. Goodwill and Other Intangible Assets

The following table reflects our indefinite-lived intangible assets, including goodwill, and our definite-lived intangible assets along with related accumulated amortization by major category (U.S. dollars in millions):

	December 29, 2023	December 30, 2022
Goodwill	$401.9	$422.9
Indefinite-lived intangible assets:
Trademarks	31.7	31.7
Definite-lived intangible assets:
Definite-lived intangible assets	10.6	150.4
Accumulated amortization	(9.0)	(47.1)
Definite-lived intangible assets, net	1.6	103.3
Goodwill and other intangible assets, net	$435.2	$557.9

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Indefinite-lived and definite-lived intangible assets are included in intangible assets, net, in the Consolidated Balance Sheets. Our definite-lived intangible assets, prior to the impairment recorded during 2023, primarily consisted of customer relationships, trade names and trademarks.

The following table reflects the changes in the carrying amount of goodwill by business segment (U.S. dollars in millions):

	Bananas	Fresh and Value-Added Products	Totals
Balance at December 31, 2021	$64.3	$359.4	$423.7
Foreign exchange	(0.2)	(0.6)	(0.8)
Balance at December 30, 2022	$64.1	$358.8	$422.9
Foreign exchange	0.3	0.3	0.6
Impairment charges	—	(21.6)	(21.6)
Balance at December 29, 2023	$64.4	$337.5	$401.9

In the table above, goodwill is presented net of accumulated impairment losses of $109.7 million, relating strictly to the fresh and value-added products segment. Impairment charges of $21.6 million were recorded during 2023. No impairment charges were recorded to goodwill during 2022 or 2021.

Results of Impairment Tests

We review goodwill for impairment on an annual basis or earlier if indicators of impairment arise. We performed our fourth quarter 2023 annual goodwill impairment test using a quantitative assessment for all reporting units, and specifically an income approach valuation methodology. Based on the results of our impairment test and due to underperformance in our prepared foods business in North America and Europe, coupled with an increase in the discount rates used, we incurred an impairment charge of $21.6 million for which the fair value was determined to be $27.2 million. The results of our impairment test for the remaining reporting units resulted in the fair value of each reporting unit exceeding its respective carrying amount as of the assessment date.

We also evaluated both Del Monte® trade names and trademarks related to our prepared foods reporting unit for impairment as of the first day of our fourth quarter of 2023 using the royalty savings method, an income approach valuation methodology. The royalty savings method estimated the fair value of the intangible assets by capitalizing the royalties saved. Both Del Monte® trade names and trademarks had fair values that exceeded their carrying amounts.

The fair value of the banana reporting unit's goodwill, prepared foods reporting unit's goodwill and the Del Monte® prepared foods reporting unit’s trade names and trademarks are sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets. If the banana and the prepared foods reporting unit do not perform to expected levels, the related goodwill and the Del Monte® trade names and trademarks associated with the prepared foods reporting unit may be at risk for impairment in the future.

The following table highlights the sensitivities of the indefinite-lived intangibles as of December 29, 2023 (U.S. dollars in millions):

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Banana Reporting Unit Goodwill	Prepared Foods Reporting Unit Goodwill	Prepared Foods Reporting Unit Del Monte® Trade Names and Trademarks
Carrying value of indefinite-lived intangible assets	$64.4	$27.2	$30.8

Approximate percentage by which the fair value exceeds the carrying value based on the annual impairment test	23.2%	—%	6.2%

Amount that a one percentage point increase in the discount rate and a 5% decrease in cash flows would cause the carrying value to exceed the fair value and trigger an (additional) impairment	$8.9	$27.2	$2.3
In addition, certain definite-lived intangible assets related to our fresh and value-added products segment which arose from a prior acquisition are sensitive to changes in estimated cash flows. We review long-lived assets (or asset groups) with identifiable cash flows for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the fourth quarter of 2023, we identified factors which indicated the carrying amounts of certain fresh and value-added assets associated with Mann Packing may not be recoverable. These factors included (1) a sustained decline in actual and projected sales and gross margins, (2) conclusions reached from management's strategic review of Mann Packing finalized in the fourth quarter and (3) impairment charges of goodwill in our prepared foods reporting unit which is included within our fresh and value-added products segment. Based on the results of our recoverability test performed, we determined the carrying amounts of certain fresh and value-added assets exceeded their fair values and we recorded non-cash impairment charges of $109.6 million, including impairment charges to customer relationships intangible assets of $88.6 million and trade name intangible assets of $8.3 million.

The estimated amortization expense related to definite-lived intangible assets for the five succeeding years is as follows (U.S. dollars in millions):

Year	Estimated Amortization Expense
2024	$0.1
2025	0.1
2026	0.1
2027	0.1
2028	0.1

7. Allowance for Credit Losses

We estimate expected credit losses on our trade receivables and financing receivables in accordance with Accounting Standards Codification (“ASC”) 326 - Financial Instruments - Credit Losses.

Trade Receivables

Trade receivables as of December 29, 2023 were $387.0 million, net of an allowance of $20.8 million. Our allowance for trade receivables consists of two components: a $7.4 million allowance for credit losses and a $13.4 million allowance for customer claims accounted for under the scope of ASC 606 - Revenue Recognition.

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

The table below presents a rollforward of our trade receivable allowance for credit losses for the years ended December 29, 2023 and December 30, 2022 (U.S. dollars in millions):

	Year ended
Trade Receivables	December 29, 2023	December 30, 2022
Allowance for Credit Losses
Balance, beginning of period	$9.3	$10.2
Provision for uncollectible amounts	1.6	0.3
Deductions to allowance related to write-offs	(3.3)	(0.7)
Foreign exchange effects	—	(0.1)
Reclassifications(1)	(0.2)	(0.4)
Balance, end of period	$7.4	$9.3

(1) Reclassifications of $0.2 million and $0.4 million to the long-term allowance for credit losses during the years ended December 29, 2023 and December 30, 2022, respectively. The amounts in the long-term allowance for credit losses, presented in other noncurrent assets on our Consolidated Balance Sheets, related to customer receivables as of the years ended December 29, 2023 and December 30, 2022 are not material to our Consolidated Financial Statements.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table details the advances to growers and suppliers based on their credit risk profile (U.S. dollars in millions):

	December 29, 2023		December 30, 2022
	Current	Past-Due	Current	Past-Due
Gross advances to growers and suppliers	$25.1	$10.8	$44.6	$5.6

The allowance for advances to growers and suppliers and the related financing receivables for the years ended December 29, 2023 and December 30, 2022 were as follows (U.S. dollars in millions):

	Year ended
	December 29, 2023	December 30, 2022
Allowance for advances to growers and suppliers:
Balance, beginning of period	$4.9	$1.8
Provision for uncollectible amounts	2.6	3.2
Deductions to allowance related to write-offs	—	(0.1)
Balance, end of period	$7.5	$4.9

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (U.S. dollars in millions):

	December 29, 2023	December 30, 2022
Trade payables	$243.1	$295.9
Accrued fruit purchases	29.6	37.3
Ship and port operating expenses	19.1	18.4
Warehouse and distribution costs	36.4	29.5
Payroll and employee benefits	73.1	78.2
Accrued promotions	26.3	27.1
Other accrued expenses	51.4	63.5
Accounts payable and accrued expenses	$479.0	$549.9

Other accrued expenses are primarily composed of accruals for purchases received but not invoiced and other accruals, none of which individually exceed 5% of current liabilities.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Income Taxes

The provision for income taxes consisted of the following (U.S. dollars in millions):

	Year ended
	December 29, 2023	December 30, 2022	December 31, 2021
Current:
U.S. federal income tax	$0.1	$0.3	$(2.1)
State	1.0	0.7	0.3
Non-U.S.	20.8	16.6	18.8
	21.9	17.6	17.0
Deferred:
U.S. federal income tax	(1.1)	—	(5.0)
State	(0.2)	—	(1.2)
Non-U.S.	(2.5)	2.5	(8.8)
	(3.8)	2.5	(15.0)
	$18.1	$20.1	$2.0

Income before income taxes consisted of the following (U.S. dollars in millions):

	Year ended
	December 29, 2023	December 30, 2022	December 31, 2021
U.S.	$(136.4)	$1.0	$(24.7)
Non-U.S.	152.9	116.8	106.6
	$16.5	$117.8	$81.9

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The differences between the reported provision for income taxes and income taxes computed at the U.S. statutory federal income tax rate are explained in the following reconciliation (U.S. dollars in millions):

	Year ended (1)
	December 29, 2023	December 30, 2022	December 31, 2021
Income tax provision computed at the U.S. statutory federal rate	$3.4	$24.7	$17.2
Effect of tax rates on non-U.S. operations	(70.8)	(71.7)	(67.9)
Provision for uncertain tax positions	1.5	1.7	2.3
Non-deductible interest	23.1	0.7	0.6
Foreign exchange	8.1	2.8	(6.1)
Non-deductible intercompany charges	—	0.5	0.1
Non-deductible differences	(0.7)	0.9	2.0
Non-taxable income/loss	(0.5)	0.6	(4.8)
Non-deductible impairment charges	5.4	—	1.1
Adjustment to deferred balances	—	—	0.1
Other	0.8	(3.3)	3.1
State tax benefit	(4.4)	0.1	(1.0)
Other taxes in lieu of income	3.5	5.5	4.5
Change in deferred rate	—	—	0.1
Benefit from net operating loss carryback provision (C.A.R.E.S. Act)	—	—	(0.8)
Increase in valuation allowance (2)	48.7	57.6	51.5
Provision for income taxes	$18.1	$20.1	$2.0

  _____________
(1) Certain amounts from prior year have been conformed to current year presentation
(2) The increase in valuation allowance includes effects of foreign exchange and adjustments to deferred tax balances which were fully offset by valuation allowance.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Deferred income tax assets and liabilities consisted of the following (U.S. dollars in millions):

	December 29,	December 30,
Deferred tax liabilities:	2023	2022
Allowances and other accrued liabilities	$(0.2)	$(0.1)
Inventories	(14.8)	(17.1)
Property, plant and equipment	(69.7)	(75.7)
Equity in earnings of unconsolidated companies	(0.5)	(0.2)
Pension obligations	(2.7)	(2.6)
Other noncurrent deferred tax liabilities	(28.1)	(26.8)
ROU assets	(21.6)	(21.0)
Total noncurrent deferred tax liabilities	$(137.6)	$(143.5)

Deferred tax assets:
Allowances and other accrued assets	$13.9	$17.9
Inventories	9.6	5.9
Pension obligations	22.4	21.4
Property, plant and equipment	3.6	1.0
Post-retirement benefits other than pension	2.7	3.6
Net operating loss carryforwards	434.5	434.2
Capital loss carryover	2.2	2.1
Other noncurrent assets	129.7	93.9
Operating lease	23.5	22.9
Total noncurrent deferred tax assets	642.1	602.9
Valuation allowance	(525.7)	(483.5)
Total deferred tax assets, net	$116.4	$119.4
Net deferred tax liabilities	$(21.2)	$(24.1)

The valuation allowance increased by $42.2 million in 2023. The increase in 2023 relates primarily to valuation allowance on additional net operating loss carryforwards combined with the effect of a change in judgment about our ability to realize deferred tax assets in future years, due to our current and foreseeable operations.

At December 29, 2023, we are no longer permanently reinvested on certain foreign earnings, accordingly, there is a deferred tax liability of $0.7 million as of December 29, 2023 related to the foreign earnings which are not considered to be permanently reinvested. Additionally, the undistributed earnings of our foreign subsidiaries amounted to $770.6 million. Those earnings are considered to be either indefinitely reinvested, or the earnings could be distributed tax free. To the extent the earnings are considered indefinitely reinvested, determination of the amount of the unrecognized deferred tax liability is not practicable due to the complexities associated with its hypothetical calculation.

At December 29, 2023, we had approximately $1,664.4 million of federal and foreign tax operating loss carryforwards expiring as follows (U.S. dollars in millions):

Expires:
2024	$1.4
2025	24.3
2026	20.1
2027	11.2
2028 and beyond	13.3
No expiration	1,594.1
$1,664.4

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of the beginning and ending amount of uncertain tax positions excluding interest and penalties is as follows (U.S. dollars in millions):

	December 29, 2023	December 30, 2022	December 31, 2021
Beginning balance	$6.1	$5.0	$3.5
Gross increases - current-period tax positions	1.2	1.2	1.7
Settlements	(1.1)	—	—
Foreign exchange	0.2	(0.1)	(0.2)
Ending balance	$6.4	$6.1	$5.0

We accrued $9.9 million in 2023 and $9.2 million in 2022, for uncertain tax positions, including interest and penalties that, if recognized would affect the effective income tax rate.

The tax years 2012-2023 remain subject to examination by taxing authorities throughout the world in major jurisdictions, such as Costa Rica, Luxembourg, Switzerland and the United States.

We classify interest and penalties on uncertain tax positions as a component of income tax expense in the Consolidated Statements of Operations.  Accrued interest and penalties related to uncertain tax positions are $3.5 million and $3.0 million for December 29, 2023 and December 30, 2022, respectively and are included in other noncurrent liabilities.

In connection with the examination of the tax returns in two foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing aggregating approximately $165.4 million (including interest and penalties) for tax years 2012 through 2016. We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities.

In one of the foreign jurisdictions, we are currently contesting tax assessments related to the 2012-2015 audit years and the 2016 audit year in both the administrative court and the judicial court. During 2019 and 2020, we filed actions contesting the tax assessment in the administrative office. Our initial challenge to each of these tax assessments was rejected, and we subsequently lost our appeals at the administrative court. We have subsequently filed actions to contest each of these tax assessments in the country’s judicial courts. In addition, we have filed a request for an injunction to the judicial court to stay the tax authorities' collection efforts for these two tax assessments, pending final judicial decisions. The court granted our injunction with respect to the 2016 audit year, however denied our injunction with respect to the 2012-2015 audit years. We timely appealed the denial of the injunction, and on August 10, 2022 the appellate court overturned the denial and granted our injunction for the 2012-2015 audit years. Pursuant to local law, we registered real estate collateral with an approximate fair market value of $7.0 million in connection with the grant of the 2016 audit year injunction. This real estate collateral has a net book value of $3.8 million as of the year ended December 29, 2023. In addition, in connection with the grant of the 2012-2015 audit year injunction, we registered real estate collateral with an approximate fair market value of $28.5 million, and a net book value of $4.6 million as of the year ended December 29, 2023. The registration of this real estate collateral does not affect our operations in the country.

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

Additionally, the European Union (EU) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (OECD) Pillar Two Framework. Pursuant to the implementation dates prescribed in the Directive, it is expected

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
the rules will be effective for the Company for the 2025 fiscal year. A significant number of other countries are expected to also implement similar legislation with varying effective dates in the future. We are continuing to evaluate the potential impact on future periods of the Pillar Two Framework, pending legislative adoption by additional individual countries, however, we may not be able to completely mitigate the impact of the legislation which could have an adverse material effect on our financial condition, results of operations and cash flows.

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

Our operating lease arrangements include leases of agricultural land and certain property, plant, and equipment, including office facilities and refrigerated containers. Many of our leases include predetermined fixed escalation clauses. We recognize rental expense for operating leases on a straight-line basis over the expected term of the lease. We also enter into ship charter agreements for the transport of our fresh produce to markets worldwide. As of the year ended 2023, two of our ships are chartered. The remaining term for our chartered ships is approximately 10 months.

During the year ended December 29, 2023, our 60% owned joint venture in Saudi Arabia entered into a sale and purchase agreement to sell two distribution centers and related assets for a total purchase price of $67.6 million. Contemporaneously with the execution of the sale and purchase agreement, we entered into an operating lease agreement in which we leased back approximately 31% of the facilities for a term of five years. The lease agreement allows for an option to renew for additional terms, subject to the written agreement of both parties.

Our finance lease arrangements include leases of refrigerated containers. For finance leases, we recognize interest expense and amortization of the right-of-use asset.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Lease Position

The following table presents the lease-related assets and liabilities recorded on our Consolidated Balance Sheets as of December 29, 2023 and December 30, 2022 (U.S. dollars in millions):

Classification on the Balance Sheet		December 29, 2023	December 30, 2022
Assets
Operating lease assets	Operating lease right-of-use assets	$213.8	$213.8
Finance lease assets	Property, plant and equipment, net	7.3	8.6
Total lease assets		$221.1	$222.4

Liabilities
Current
Operating	Current maturities of operating leases	$48.6	$41.6
Finance	Current maturities of debt and finance leases	1.4	1.3
Noncurrent
Operating	Operating leases, less current maturities	142.1	147.3
Finance	Long-term debt and finance leases, less current maturities	6.1	7.3
Total lease liabilities		$198.2	$197.5

Weighted-average remaining lease term:
Operating leases		5.8 years	6.5 years
Finance leases		4.5 years	5.7 years
Weighted-average discount rate:
Operating leases		5.37%	5.23%
Finance leases		4.47%	2.91%

Lease Costs

The following table presents certain information related to the lease costs for finance and operating leases for the years ended December 29, 2023, December 30, 2022 and December 31, 2021 (U.S. dollars in millions):

	December 29, 2023	December 30, 2022	December 31, 2021
Finance lease cost
Amortization of lease assets	$1.5	$1.4	$0.3
Operating lease cost	72.1	66.3	61.9
Short-term lease cost	7.0	5.3	8.4
Variable lease cost	7.4	5.1	5.9
Total lease cost	$88.0	$78.1	$76.5

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Other Information

The following table presents supplemental cash flow information related to leases for fiscal 2023, 2022 and 2021 (U.S. dollars in millions):

	December 29, 2023	December 30, 2022	December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$58.1	$51.2	$41.2
Financing cash flows for finance leases	1.3	1.3	0.3
Right-of-use assets obtained in exchange for new operating lease liabilities	51.0	59.6	78.8
Right-of-use assets obtained in exchange for new finance lease liabilities	0.2	0.1	9.9

Undiscounted Cash Flows

The following table reconciles the undiscounted cash flows for each of the first five years and total remaining years to the finance lease liabilities and operating lease liabilities recorded on the balance sheet as of December 29, 2023 (U.S. dollars in millions):

	Operating Leases	Finance Leases
2024	$59.5	$1.6
2025	40.7	1.6
2026	34.4	1.6
2027	29.2	1.6
2028	22.5	1.5
Thereafter	52.2	—
Total lease payments	238.5	7.9
Less: imputed interest	47.8	0.4
Total lease liabilities	$190.7	$7.5

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

Effective January 3, 2023, amounts borrowed under the Revolving Credit Facility accrued interest, at our election, at either (i) the Term SOFR Rate (as defined in the Second A&R Credit Agreement) plus a margin that ranges from 1.0% to 1.5% or (ii) the Base Rate (as defined in the Second A&R Credit Agreement) plus a margin that ranged from 0% to 0.5%, in each case based on our Consolidated Leverage Ratio (as defined in the Second A&R Credit Agreement). The Second A&R Credit Agreement interest rate grid provides for five pricing levels for interest rate margins.

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

The Second A&R Credit Agreement requires us to comply with certain financial and other covenants. Specifically, it requires us to maintain 1) a Consolidated Leverage Ratio of not more than 3.50 to 1.00 at any time during any period of four consecutive fiscal quarters, subject to certain exceptions and 2) minimum Consolidated Interest Coverage Ratio of not less than 2.25 to 1.00 as of the end of any fiscal quarter. Additionally, it requires us to comply with certain other covenants, including limitations on capital expenditures, stock repurchases, the amount of dividends that can be paid in the future, the amount and types of liens and indebtedness, material asset sales, and mergers. Under the Second A&R Credit Agreement, we are permitted to declare or pay cash dividends in any fiscal year up to an amount that does not exceed the greater of (i) an amount equal to the greater of (A) 50% of the Consolidated Net Income (as defined in the Second A&R Credit Agreement) for the immediately preceding fiscal year or (B) $25 million or (ii) the greatest amount which would not cause the Consolidated Leverage Ratio (determined on a pro forma basis) to exceed 3.25 to 1.00. It also provides an allowance for stock repurchases to be an amount not exceeding the greater of (i) $150 million in the aggregate or (ii) the amount that, after giving pro forma effect thereto and any related borrowings, will not cause the Consolidated Leverage Ratio to exceed 3.25 to 1.00. As of December 29, 2023, we were in compliance with all of the covenants contained in the Second A&R Credit Agreement.

On February 21, 2024, we entered into Amendment No. 2 to the Second Amended and Restated Credit Agreement (the "2024 Amended Credit Facility") which amends and restates the Second A&R Credit Agreement. The 2024 Amended Credit Facility provides for a five-year, $0.75 billion syndicated senior unsecured revolving credit facility ("Amended Revolving Credit Facility") and extends the existing maturity date to February 21, 2029. The 2024 Amended Credit Facility permits, under certain conditions, the ability to add an option for $200 million of receivables financing. Amounts outstanding under the Amended Revolving Credit Facility accrue interest at a rate equal to based on the Term SOFR rate (as defined in the 2024 Amended Credit Facility) plus a margin ranging from 1.0% to 1.6%.

Debt issuance costs of $0.1 million and $0.6 million are included in other noncurrent assets on our Consolidated Balance Sheets as of December 29, 2023 and December 30, 2022, respectively.

The following is a summary of the material terms of the Revolving Credit Facility and other working capital facilities at December 29, 2023 (U.S. dollars in millions):

	Term	Maturity Date	Interest Rate	Borrowing Limit	Available Borrowings
Bank of America credit facility	5 years	February 21, 2029	6.59%	$900.0	$500.0
Rabobank letter of credit facility	364 days	June 13, 2024	Varies	25.0	17.6
Other working capital facilities	Varies	Varies	Varies	30.9	7.9
				$955.9	$525.5

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The margin for SOFR advances as of December 29, 2023 was 1.125%.

The Revolving Credit Facility permits borrowings under the revolving commitment with an interest rate determined based on our leverage ratio and spread over SOFR. In addition, we pay a fee on unused commitments.

As of December 29, 2023, we applied $40.3 million to letters of credit and bank guarantees issued from Rabobank Nederland, Bank of America, and other banks.

During 2018, we entered into interest rate swaps in order to hedge the risk of the fluctuation on future interest payments related to our variable rate borrowings from our Revolving Credit Facility. Refer to Note 17, “Derivative Financial Instruments”.
Maturities of long-term debt obligations during the next five years and thereafter are as follows (U.S. dollars in millions):

Fiscal Years	Long-Term Debt
2024	$26.1
2025	24.0
2026	21.0
2027	20.3
2028	21.2
Thereafter	401.8
514.4
Less: Amounts representing interest(1)	(114.4)
400.0
Less: Current portion	$—

Totals, net of current portion of long-term debt and finance lease obligations	$400.0

(1) We utilize a variable interest rate on our long-term debt, and for presentation purposes we have used an assumed average rate of 4.4%.

Cash payments of interest on long-term debt, net of amounts capitalized, were $24.2 million for 2023, $23.5 million for 2022 and $19.9 million for 2021. Capitalized interest expense was $0.3 million for 2023, $0.5 million for 2022 and $0.5 million for 2021.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Earnings Per Ordinary Share

Basic net income per share is computed using the weighted average number of common shares outstanding for the period. Basic and diluted net income per ordinary share are calculated as follows (U.S. dollars in millions, except share and per share data):

	Year ended
	December 29, 2023	December 30, 2022	December 31, 2021
Numerator:
Net (loss) income attributable to Fresh Del Monte Produce Inc.	$(11.4)	$98.6	$80.0

Denominator:
Weighted average number of ordinary shares - Basic	47,979,143	47,790,920	47,508,208
Effect of dilutive securities - share-based awards	—	152,544	193,189
Weighted average number of ordinary shares - Diluted	47,979,143	47,943,464	47,701,397

Antidilutive awards(1)	692,680	103,148	2,039

Net (loss) income per ordinary share attributable to Fresh Del Monte Produce Inc.:
Basic	$(0.24)	$2.06	$1.68
Diluted	$(0.24)	$2.06	$1.68
(1) Awards of certain unvested shares and options are not included in the calculation of diluted weighted average shares outstanding because their effect would have been anti-dilutive.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13.  Accumulated Other Comprehensive Loss

The following table includes the changes in accumulated other comprehensive loss by component for the years ended December 29, 2023 and December 30, 2022 (U.S. dollars in millions):

	Changes in Accumulated Other Comprehensive Loss by Component (1)
	Cash Flow Hedges		Foreign Currency Translation Adjustment		Retirement Benefit Adjustment	Total
Balance at December 31, 2021	$(40.9)		$(17.4)		$(8.6)	$(66.9)
Other comprehensive income (loss) before reclassifications	67.1	(3)	(18.6)	(2)	(4.1)	44.4
Amounts reclassified from accumulated other comprehensive loss	(20.2)		—		1.2	(19.0)
Net current period other comprehensive income (loss)	46.9		(18.6)		(2.9)	25.4
Balance at December 30, 2022	$6.0		$(36.0)		$(11.5)	$(41.5)
Other comprehensive income (loss) before reclassifications	8.8	(3)	(3.5)	(2)	0.9	6.2
Amounts reclassified from accumulated other comprehensive loss	(11.0)		2.4		0.6	(8.0)
Net current period other comprehensive income (loss)	(2.2)		(1.1)		1.5	(1.8)
Balance at December 29, 2023	$3.8		$(37.1)		$(10.0)	$(43.3)

(1) All amounts are net of tax and noncontrolling interests.
(2) Includes a gain of $1.0 million for the year ended December 29, 2023 and a loss of $4.8 million for the year ended December 30, 2022 related to intra-entity foreign currency transactions that are of a long-term-investment nature.
(3) Includes a tax effect of $1.7 million for the year ended December 29, 2023 and $(5.8) million for the year ended December 30, 2022.

The following table includes details about amounts reclassified from accumulated other comprehensive loss by component for the years ended December 29, 2023 and December 30, 2022 (U.S. dollars in millions):

	Amount of (gain) loss reclassified from accumulated other comprehensive loss
Details about accumulated other comprehensive loss components	December 29, 2023	December 30, 2022	Affected line item in the statement where net income is presented
Cash flow hedges:
Designated as hedging instruments:
Foreign currency cash flow hedges	$(3.2)	$(31.4)	Net sales
Foreign currency cash flow hedges	1.0	6.5	Cost of products sold
Interest rate swaps	(8.8)	4.7	Interest expense
Total	$(11.0)	$(20.2)

Amortization of retirement benefits:
Actuarial losses	0.6	0.8	Other expense, net
Curtailment and settlement losses	—	0.4	Other expense, net
Total	$0.6	$1.2

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table sets forth a reconciliation of benefit obligations, plan assets and funded status for our defined benefit pension plans and post-retirement plans as of December 29, 2023 and December 30, 2022, which are also their measurement dates (U.S. dollars in millions):

	Pension plans(1)				Post-retirement plans
	December 29, 2023		December 30, 2022		December 29, 2023	December 30, 2022
	U.S.	U.K.	U.S.	U.K.	Central America	Central America
Change in Benefit Obligation:
Beginning benefit obligation	$11.4	$36.2	$14.9	$63.5	$66.7	$66.9
Service cost	—	—	—	—	6.0	5.7
Interest cost	0.6	1.8	0.4	1.0	5.2	3.9
Actuarial loss (gain)	0.4	2.6	(2.7)	(18.9)	(2.4)	(3.7)
Benefits paid	(1.2)	(2.1)	(1.2)	(3.0)	(6.0)	(6.1)
Exchange rate changes(2)	—	2.1	—	(6.4)	3.2	—
Curtailments	—	—	—	—	(0.3)	—
Plan amendment	—	—	—	—	(2.2)	—
Ending benefit obligation	11.2	40.6	11.4	36.2	70.2	66.7

Change in Plan Assets:
Beginning fair value	11.1	37.9	14.3	72.5	—	—
Actual return on plan assets	1.5	2.5	(2.0)	(26.2)	—	—
Company contributions	—	1.8	—	1.8	6.0	6.1
Benefits paid	(1.2)	(2.1)	(1.2)	(3.0)	(6.0)	(6.1)
Exchange rate changes(2)	—	2.1	—	(7.2)	—	—
Ending fair value	11.4	42.2	11.1	37.9	—	—

Amounts recognized in the Consolidated Balance Sheets:
Accounts payable and accrued expenses (current liability)	—	—	—	—	(10.0)	(10.2)
Retirement benefits liability (noncurrent liability)	—	—	(0.3)	—	(60.2)	(56.5)
Other noncurrent assets	0.2	1.6	—	1.7	—	—
Net asset (liability) recognized in the Consolidated Balance Sheets	$0.2	$1.6	$(0.3)	$1.7	$(70.2)	$(66.7)

Amounts recognized in Accumulated other comprehensive loss:(3)
Net actuarial (loss) gain	(6.9)	10.7	(7.5)	(8.4)	8.1	2.8
Net amount recognized in accumulated other comprehensive loss	$(6.9)	$10.7	$(7.5)	$(8.4)	$8.1	$2.8

(1)The accumulated benefit obligation is the same as the projected benefit obligation.
(2)The exchange rate difference included in the reconciliation of the change in benefit obligation and the change in plan assets above results from currency fluctuations of the U.S. dollar relative to the British pound for the U.K. plan and the U.S. dollar versus Central American currencies such as the Costa Rican colon and Guatemalan quetzal for the Central American plans as of December 29, 2023 and December 30, 2022, when compared to the previous year.
(3)We had accumulated other comprehensive income of $3.1 million as of December 29, 2023 and $3.1 million as of December 30, 2022 related to the tax effect of unamortized pension gains and losses.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table provides a rollforward of the accumulated other comprehensive loss balances (U.S. dollars in millions):

	Pension plans				Post-retirement plans
	Year ended				Year ended
	December 29, 2023		December 30, 2022		December 29, 2023	December 30, 2022
Reconciliation of accumulated other comprehensive loss	U.S.	U.K.	U.S.	U.K.	Central America	Central America
Accumulated other comprehensive (loss) gain at beginning of plan year	$(7.5)	$(8.4)	$(7.8)	$0.8	$2.8	$(1.0)
Amortization of net losses recognized during the year	0.3	0.1	0.5	0.1	0.1	0.1
Prior service cost credit recognized during the year	—	—	—	—	2.2	—
Net gain (loss) during the year	0.3	(2.5)	(0.2)	(9.1)	2.5	3.7
Currency exchange rate changes	—	0.1	—	(0.2)	0.5	—
Accumulated other comprehensive (loss) gain at end of plan year	$(6.9)	$(10.7)	$(7.5)	$(8.4)	$8.1	$2.8

The following table sets forth the net periodic pension cost of our defined benefit pension and post-retirement benefit plans (U.S. dollars in millions):

	Pension plans						Post-retirement plans
	Year ended						Year ended
	December 29, 2023		December 30, 2022		December 31, 2021		December 29, 2023	December 30, 2022	December 31, 2021
	U.S.	U.K.	U.S.	U.K.	U.S.	U.K.	Central America	Central America	Central America
Service cost	$—	$—	$—	$—	$—	$—	$6.0	$5.7	$6.0
Interest cost	0.6	1.8	0.4	1.0	0.3	1.0	5.2	3.9	4.0
Expected return on assets	(0.8)	(2.4)	(0.8)	(1.8)	(0.8)	(1.4)	—	—	—
Net amortization	0.3	0.1	0.5	0.1	0.5	0.1	0.1	0.1	—
Net periodic cost (income)	$0.1	$(0.5)	$0.1	$(0.7)	$—	$(0.3)	$11.3	$9.7	$10.0

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Actuarial Assumptions

The assumptions used in the calculation of the benefit obligations of our U.S. and U.K. defined benefit pension plans and Central American plans consisted of the following:

	December 29, 2023			December 30, 2022			December 31, 2021
	Pension plans		Post-retirement plans	Pension plans		Post-retirement plans	Pension plans		Post-retirement plans
	U.S.	U.K.	Central America	U.S.	U.K.	Central America	U.S.	U.K.	Central America
Weighted average discount rate	4.90%	4.80%	7.79%	5.15%	5.00%	8.26%	2.65%	1.80%	6.39%
Rate of increase in compensation levels	—	—	4.78%	—	—	4.80%	—	—	4.82%

The assumptions used in the calculation of the net periodic pension costs for our U.S. and U.K. defined benefit pension plans and Central American plans consisted of the following:

	December 29, 2023			December 30, 2022			December 31, 2021
	Pension plans		Post-retirement plans	Pension plans		Post-retirement plans	Pension plans		Post-retirement plans
	U.S.	U.K.	Central America	U.S.	U.K.	Central America	U.S.	U.K.	Central America
Weighted average discount rate	5.15%	5.00%	8.21%	2.65%	1.80%	6.39%	2.15%	1.40%	6.34%
Rate of increase in compensation levels	—	—	3.22%	—	—	4.69%	—	—	4.70%
Expected long-term rate of return on assets	7.00%	6.16%	—	6.50%	2.77%	—	6.50%	1.98%	—

Cash Flows

	Pension plans		Post-retirement plans
	U.S.	U.K.	Central America
Expected benefit payments for:
2024	$1.2	$2.6	$9.9
2025	1.1	2.5	9.1
2026	1.0	2.3	8.4
2027	1.0	2.2	8.4
2028	1.0	2.3	9.0
Next 5 years	4.1	12.5	40.6
Expected benefit payments over the next 10 years	$9.4	$24.4	$85.4

For 2024, expected contributions are $0.2 million for the U.S. pension plan and $1.8 million for the U.K. pension plan. Contributions for the U.S. and U.K. pension plans are actuarially determined based on funding regulations.

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

The fair values of our U.S. plan assets by asset category were as follows as of the years ended December 29, 2023 and December 30, 2022 (U.S. dollars in millions):

		Fair Value Measurements at December 29, 2023
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Mutual Funds:
Fixed income securities	$5.2	$5.2	$—	$—
Value securities	2.3	2.3	—	—
Growth securities	3.9	3.9	—	—
Total	$11.4	$11.4	$—	$—

		Fair Value Measurements at December 30, 2022
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Mutual Funds:
Fixed income securities	$4.7	$4.7	$—	$—
Value securities	2.3	2.3	—	—
Growth securities	4.1	4.1	—	—
Total	$11.1	$11.1	$—	$—

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

United Kingdom Defined Benefit Pension Plan

Plan Assets

The fair values of our U.K. plan assets by asset category were as follows as of the years ended December 29, 2023 and December 30, 2022 (U.S. dollars in millions):

		Fair Value Measurements at December 29, 2023
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$0.5	$0.5	$—	$—
Equity securities:
Diversified growth funds	7.1	—	7.1	—
Other international companies	0.7	—	0.7	—
Real estate investment trusts	1.7	—	1.7	—
Fixed income securities:
Government and corporate bonds	20.3	—	20.3	—
Liability-driven investments	11.9	—	11.9	—
Total	$42.2	$0.5	$41.7	$—

		Fair Value Measurements at December 30, 2022
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$0.3	$0.3	$—	$—
Equity securities:
Diversified growth funds	8.4	—	8.4	—
Other international companies	0.8	—	0.8	—
Real estate investment trusts	1.2	—	1.2	—
Fixed income securities:
Government and corporate bonds	19.5	—	19.5	—
Liability-driven investments	7.7	—	7.7	—
Total	$37.9	$0.3	$37.6	$—

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

Other Employee Benefits

We also sponsor a defined contribution plan established pursuant to Section 401(k) of the Internal Revenue Code. Subject to certain dollar limits, employees may contribute a percentage of their salaries to the plan, and we will match a portion of each employee’s contribution. This plan is in effect for U.S.-based employees only. The expense pertaining to this plan was $1.3 million for 2023, $1.2 million for 2022 and $1.2 million for 2021.

On August 31, 1997, one of our subsidiaries ceased accruing benefits under its salary continuation plan covering certain of our Central American management personnel. At December 29, 2023 we had $1.8 million accrued for this plan, including $0.1 million in accumulated other comprehensive loss related to unamortized pension gains. Net periodic pension costs for the years ended December 29, 2023, December 30, 2022 or December 31, 2021 were insignificant. Expected benefit payments under the plan for 2024 through 2028 total $1.6 million. For 2029 through 2033 the expected benefit payments under the plan total $0.4 million.

We sponsor a service gratuity plan covering certain of our Kenyan personnel. At December 29, 2023 we had $3.8 million accrued for this plan, including $0.7 million in accumulated other comprehensive loss related to unamortized pension losses. Net periodic pension costs were $1.5 million for the year ended December 29, 2023, and included curtailment expenses of $0.8 million. Net periodic pension costs were $2.2 million for the year ended December 30, 2022, and included curtailment and settlement expenses of $0.9 million. Net periodic pension costs were $1.4 million for the year ended December 31, 2021. During fiscal 2022, we began conversion of the service gratuity plan into a Provident fund scheme which has allowed certain of our Kenyan personnel to make a voluntary decision whether to remain as participants of the plan, or to convert to the Provident fund. The conversion to the Provident fund scheme will require us to make funding contributions that would differ in timing with those previously expected under the service gratuity plan, and which will ultimately depend on the number of employees who elect to convert. We estimate that the combined expected benefit payments under both the service gratuity plan and the Provident fund scheme from 2024 through 2028 will be approximately $6.6 million , and expected benefit payments from 2029 through 2033 will be approximately $4.8 million.

We provide retirement benefits to certain employees who are not U.S.-based. Generally, benefits under these programs are based on an employee’s length of service and level of compensation. Included in retirement benefits on our consolidated balance sheets is $16.8 million at December 29, 2023 and $18.0 million at December 30, 2022 related to these programs.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The unamortized pension losses related to other non-U.S.-based plans included in accumulated other comprehensive loss, a component of shareholders’ equity, was $2.5 million for the year ending December 29, 2023 and $1.8 million for the year ending December 30, 2022. We also offer certain post-employment benefits to former executives and have accrued $1.3 million at December 29, 2023 and $1.3 million at December 30, 2022 in retirement benefits on our consolidated balance sheets related to these benefits.

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

Share-based compensation expense related to RSUs and PSUs is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and was comprised in the relevant period as follows (U.S. dollars in millions):

	Year ended
Types of Awards	December 29, 2023	December 30, 2022	December 31, 2021
RSUs/PSUs	$9.9	$6.9	$7.6

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

The following table summarizes RSU and PSU activity for the years ended December 29, 2023, December 30, 2022, and December 31, 2021:

	RSUs		PSUs
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested as of January 1, 2021	276,790	32.89	120,039	28.42
Granted	333,785	26.25	123,158	26.02
Vested	(129,194)	35.30	(48,191)	28.23
Canceled	(26,148)	27.01	(20,786)	25.14

Non-vested as of December 31, 2021	455,233	27.63	174,220	26.89
Granted	153,944	24.28	152,211	28.92
Vested	(212,464)	28.76	(67,599)	27.38
Canceled	(36,616)	26.14	(43,289)	26.85

Non-vested as of December 30, 2022	360,097	25.68	215,543	28.18
Granted	267,671	31.13	102,171	31.59
Vested	(194,900)	25.94	(92,760)	28.12
Canceled	(24,409)	27.35	(13,302)	28.45

Non-vested as of December 29, 2023	408,459	$29.01	211,652	$30.00

As of December 29, 2023, the total remaining unrecognized compensation cost related to non-vested RSUs/PSUs was $8.7 million, which will be amortized over the weighted-average remaining requisite service period of 2.5 years.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
16. Commitments and Contingencies

Commitments

We have agreements to purchase the entire or partial production of certain products of our independent growers primarily in Guatemala, Ecuador, Philippines, Costa Rica, Colombia, and United Kingdom that meet our quality standards. Total purchases under these agreements amounted to $631.6 million for 2023, $625.9 million for 2022 and $683.2 million for 2021.

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

The revised estimate associated with the clean-up costs, and on which our accrual is based, is $2.7 million. As of December 29, 2023, $2.4 million was included in other noncurrent liabilities, and $0.3 million was included in accounts payable and accrued expenses in the Consolidated Balance Sheets for the Kunia Well Site clean-up. We expect to expend approximately $0.3 million in 2024, $0.6 million in 2025, $0.5 million in 2026, $0.4 million in 2027, and $0.4 million in 2028.

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

Certain of our derivative instruments contain provisions that require the current credit relationship between us and our counterparty to be maintained throughout the term of the derivative instruments. If that credit relationship changes, certain provisions could be triggered, and the counterparty could request immediate collateralization of derivative instruments in a net liability position above a certain threshold. The aggregate fair value of all derivative instruments with a credit-risk-related contingent feature that are in a liability position on December 29, 2023 was $0.4 million. As of December 29, 2023, no triggering event had occurred and thus we were not required to post collateral.

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

Foreign Currency Hedges

We are exposed to fluctuations in currency exchange rates against the U.S. dollar on our results of operations and financial condition, and we mitigate that exposure by entering into foreign currency forward contracts. Certain of our subsidiaries periodically enter into foreign currency forward contracts in order to hedge portions of forecasted sales or cost of sales denominated in foreign currencies, which generally mature within one year. At December 29, 2023, our foreign currency forward contracts will primarily hedge a portion of our 2024 foreign currency exposure.

The foreign currency forward contracts qualifying as cash flow hedges were designated as single-purpose cash flow hedges of forecasted cash flows.

We had the following outstanding foreign currency forward contracts as of December 29, 2023 (in millions):

Foreign currency contracts qualifying as cash flow hedges:	Notional amount
British pound	GBP	5.9
Euro	EUR	67.8

Interest Rate Contracts

We are exposed to fluctuations in variable interest rates on our results of operations and financial condition, and we mitigate that exposure by entering into interest rate swaps. During 2018, we entered into interest rate swaps in order to hedge the risk of the fluctuation on future interest payments related to our variable rate LIBOR-based borrowings through 2028. We amended our Second A&R Credit Agreement and our interest rate swaps to transition from LIBOR to SOFR as a reference rate effective January 3, 2023. Refer to our discussion of New Accounting Pronouncements - Adopted in Note 2, “Summary of Significant Accounting Policies” for further information.

Gains or losses on interest rate swaps are recorded in other comprehensive income (loss) and are subsequently reclassified into earnings as the interest expense on debt is recognized in earnings. At December 29, 2023, the notional value of interest rate contracts outstanding was $400 million, with $200 million maturing in June 2024 and the remaining $200 million maturing in 2028.

The following table reflects the fair values of derivative instruments, which are designated as level 2 in the fair value hierarchy, as of December 29, 2023 and December 30, 2022 (U.S. dollars in millions):

	Derivatives designated as hedging instruments(1)
	Foreign exchange contracts		Interest rate swaps		Total
Balance Sheet location:	December 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
Asset derivatives:
Prepaid expenses and other current assets	$0.1	$—	$2.1	$—	$2.2	$—
Other noncurrent assets	—	—	5.8	15.8	5.8	15.8
Total asset derivatives	$0.1	$—	$7.9	$15.8	$8.0	$15.8

Liability derivatives:
Accounts payable and accrued expenses	$0.4	$6.5	$—	$—	$0.4	$6.5
Other noncurrent liabilities	—	0.2	—	—	—	0.2
Total liability derivatives	$0.4	$6.7	$—	$—	$0.4	$6.7

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(1) See Note 18, “Fair Value Measurements,” for fair value disclosures.

We expect that $2.3 million of the net fair value of our cash flow hedges recognized as a net gain in accumulated other comprehensive loss will be transferred to earnings during the next 12 months, and the remaining net gain of $2.1 million over the following 5 years, along with the earnings effect of the related forecasted transactions.

The following table reflects the effect of derivative instruments on the Consolidated Statements of Comprehensive Income for the years ended December 29, 2023 and December 30, 2022 (U.S. dollars in millions):

	Net amount of (loss) gain recognized in other comprehensive income on derivatives
Derivative Instruments	December 29, 2023	December 30, 2022
Foreign exchange contracts	$4.0	$7.5
Interest rate swaps, net of tax	(6.2)	39.4
Total	$(2.2)	$46.9

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

The following table provides a summary of the fair values of our derivative financial instruments measured on a recurring basis (U.S. dollars in millions):

Fair Value Measurements
	Foreign currency forward contracts, net liability		Interest rate contracts, net asset
	December 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
Quoted prices in active markets for identical assets (Level 1)	$—	$—	$—	$—
Significant other observable inputs (Level 2)	(0.3)	(6.7)	7.9	15.8
Significant unobservable inputs (Level 3)	—	—	—	—

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

Fair Value of Non-Financial Assets

Our non-financial assets, including property, plant and equipment, goodwill, and other intangible assets are measured at fair value on a non-recurring basis and are subject to fair value adjustment in certain circumstances. During the fourth quarter of 2023, we recorded an impairment charge of $21.6 million related to goodwill in our prepared foods reporting unit. The fair value of the prepared foods reporting unit was estimated based on an analysis of the present value of future discounted cash flows. The significant estimates used in the discounted cash flows model included our weighted average cost of capital, projected cash flows, and long-term rate of growth. The fair value measurements were primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. The estimated fair value of the long-lived assets is based on discounted future cash flows of the asset or asset group using a discount rate commensurate with the risk. During the year ended December 29, 2023, long-lived assets with an aggregate carrying value of $202.6 million were written down to their fair value of $93.0 million, resulting in an asset impairment charge of $109.6 million. The fair value of the long-lived assets was estimated based on an analysis of the present value of future discounted cash flows and third-party asset appraisals. Significant estimates used in the discounted cash flows model included our weighted average cost of capital, projected cash flows, and long-term rate of growth. The fair value measurements used in the discounted cash flows model were primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement.

As of December 29, 2023, we had $4.5 million in property, plant and equipment meeting the criteria of assets held for sale:$2.9 million related to a packaging plant in South America, and the remaining $1.6 million related to facilities and farm land in Central America. These assets are recognized at the lower of cost or fair value less cost to sell. During 2023, we received proceeds of $119.4 million and recorded a gain on disposal of property, plant and equipment, net of $40.9 million from the sale of assets previously held for sale. Included in these proceeds are $23.0 million of net proceeds we received related to the sale of an idle production facility in North America during 2023, resulting in a gain on disposal of property, plant and equipment, net of $6.8 million. Contemporaneously with the execution of the sale and purchase agreement, we entered into an operating lease agreement in which we leased back a portion of the facility for a term of 21 months.

We recorded additional asset impairment and other charges during the years ended December 29, 2023 and December 30, 2022, that do not fall under the scope of fair value measurement. Refer to Note 3, “Asset Impairment and Other (Credit) Charges, Net”.

19. Related Party Transactions

Advances and receivables due from related parties were $3.4 million in 2023 and $1.6 million in 2022.

Payables to related parties were $0.1 million in 2023 and $15.3 million in 2022. Due to the acquisition of its noncontrolling interest in our subsidiary, the 2022 balance included $14.7 million in accounts payable and accrued expenses from one Mann Packing grower which was no longer considered a related party as of December 29, 2023.

We incurred expenses of approximately $0.3 million in 2023, $2.5 million in 2022 and $2.4 million in 2021 for chartered air transportation services from an aircraft management company in which our Chairman and Chief Executive Officer has an ownership interest.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Other purchases from related parties were $46.1 million in 2023 compared to $109.4 million in 2022 and $119.6 million in 2021, of which $43.0 million for 2023, $107.1 million for 2022 and $117.4 million for 2021 were related to one Mann Packing grower.

Related party leases include a building and land in North America primarily related to one Mann Packing grower. Due to the acquisition of its noncontrolling interest in our subsidiary, this grower was no longer considered a related party as of December 29, 2023. Prior to the date of our acquisition of its noncontrolling interest, expenses incurred associated with these leases were $0.7 million for 2023, $1.2 million for 2022 and $1.2 million for 2021. The right-of-use asset and liabilities under these related party leases were $5.9 million and $6.2 million in 2022.

Sales to related parties amounted to $1.0 million in 2023, $1.0 million in 2022 and $0.9 million in 2021.

Cash distributions to noncontrolling interests were $17.9 million in 2023, $0.9 million in 2022 and $6.5 million in 2021. We have reflected the cash distributions to noncontrolling interests under financing activities in our Consolidated Statements of Cash Flows. We had $2.0 million as of December 30, 2022 in other noncurrent liabilities in our Consolidated Balance Sheets related to one of our noncontrolling interests. No amounts were owed to noncontrolling interests as of December 29, 2023.

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

•Banana

•Other products and services - includes our third-party freight and logistic services business and our Jordanian poultry and meats business.

We evaluate performance based on several factors, of which net sales and gross profit are the primary financial measures (U.S. dollars in millions):

	Year ended
	December 29, 2023		December 30, 2022		December 31, 2021
	Net Sales	Gross Profit	Net Sales	Gross Profit	Net Sales	Gross Profit
Fresh and value-added products	$2,477.8	$167.3	$2,581.8	$183.0	$2,504.8	$180.2
Banana	1,638.2	163.3	1,619.8	120.7	1,581.1	110.9
Other products and services	204.7	20.1	240.7	36.5	166.1	12.7
Totals	$4,320.7	$350.7	$4,442.3	$340.2	$4,252.0	$303.8

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table indicates our net sales by product (U.S. dollars in millions) and, in each case, the percentage of the total represented thereby:

	Year ended
	December 29, 2023		December 30, 2022		December 31, 2021
Segments:
Fresh and value-added products:
Fresh-cut fruit	$536.2	12%	$524.7	12%	$493.5	12%
Fresh-cut vegetables	327.7	8%	341.4	8%	366.3	9%
Pineapples	622.3	14%	584.6	13%	534.4	13%
Avocados	271.2	6%	311.4	7%	320.2	7%
Non-tropical fruit	152.5	4%	179.8	4%	185.2	4%
Prepared foods	270.9	6%	293.4	6%	281.2	6%
Melons	95.7	2%	94.4	2%	67.6	2%
Tomatoes	18.7	—%	23.8	1%	29.5	1%
Vegetables	112.2	3%	137.3	3%	136.6	3%
Other fruit and vegetables	70.4	2%	91.0	2%	90.3	2%
Total fresh and value-added products	2,477.8	57%	2,581.8	58%	2,504.8	59%
Banana	1,638.2	38%	1,619.8	37%	1,581.1	37%
Other products and services	204.7	5%	240.7	5%	166.1	4%
Total	$4,320.7	100%	$4,442.3	100%	$4,252.0	100%

The following table indicates our net sales by geographic region (U.S. dollars in millions):

	Year ended
Net sales by geographic region:	December 29, 2023	December 30, 2022	December 31, 2021
North America	$2,578.7	$2,721.3	$2,570.2
Europe	830.9	760.5	696.5
Asia	446.4	451.0	488.4
Middle East	384.9	427.9	433.0
Other	79.8	81.6	63.9
Total net sales	$4,320.7	$4,442.3	$4,252.0

North America accounted for approximately 60% of our net sales for 2023, 61% for 2022 and 60% for 2021. Our earnings are heavily dependent on operations located worldwide; however, our net sales are not dependent on any particular country other than the United States, with no other country accounting for greater than 10% of our net sales in 2023, 2022 and 2021. These operations are a significant factor in the economies of some of the countries in which we operate and are subject to the risks that are inherent in operating in such countries, including government regulations, currency and ownership restrictions and risk of expropriation.

Walmart accounted for 9% of our net sales in 2023, 8% of net sales in 2022 and 7% in 2021. These sales are reported in the banana and fresh and value-added products segments. In 2023, our top 10 customers accounted for approximately 31% of net sales as compared with 29% during 2022 and 30% for 2021.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following tables indicate our (i) property, plant, and equipment, net by location and (ii) total assets by location (U.S. dollars in millions):

Property, plant and equipment, net:	December 29, 2023	December 30, 2022
North America	$175.5	$191.7
Europe	34.9	28.8
Middle East	52.5	49.2
Africa	37.0	37.8
Asia	94.4	104.5
Central America	624.7	635.5
South America	51.7	66.4
Maritime equipment (including containers)	181.2	190.1
Corporate	4.5	5.5
Total property, plant and equipment, net	$1,256.4	$1,309.5

Total assets:	December 29, 2023	December 30, 2022
North America	$744.8	$929.0
Europe	349.4	330.6
Middle East	239.1	281.7
Africa	150.9	164.2
Asia	242.1	250.4
Central America	1,020.5	1,023.1
South America	134.5	170.1
Maritime equipment (including containers)	187.7	193.7
Corporate	115.1	116.1
Total assets	$3,184.1	$3,458.9

Management reviews assets on the basis of geographic region and not by reportable segment, which more closely aligns our capital investment with demand for our products. Costa Rica is our most significant sourcing location and represented approximately 36% of our property, plant and equipment as of December 29, 2023. Excluding the U.S., no other country other than Costa Rica accounted for greater than 10% of our property, plant and equipment as of the years ended December 29, 2023 and December 30, 2022.

Total assets by geographic area represent those assets used in the operations of each geographic area.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
21. Shareholders’ Equity

Our shareholders have authorized 50,000,000 preferred shares at $0.01 par value, of which none are issued or outstanding at December 29, 2023, and 200,000,000 ordinary shares of common stock at $0.01 par value, of which 47,629,018 were issued and outstanding at December 29, 2023.

The below is a summary of the dividends paid per share for the years ended December 29, 2023 and December 30, 2022. These dividends were declared and paid within the same fiscal quarter.

Year ended
December 29, 2023		December 30, 2022
Dividend Payment Date	Cash Dividend per Ordinary Share	Dividend Payment Date	Cash Dividend per Ordinary Share
December 8, 2023	$0.20	December 9, 2022	$0.15
September 8, 2023	0.20	September 9, 2022	0.15
June 9, 2023	0.20	June 10, 2022	0.15
March 31, 2023	0.15	April 1, 2022	0.15

We paid $35.9 million in dividends during fiscal 2023 and $28.7 million during fiscal 2022.

In addition, on February 23, 2024, our Board of Directors declared a cash dividend of twenty-five cents ($0.25) per share, payable on March 29, 2024 to shareholders of record on March 7, 2024.

22. Redeemable Noncontrolling Interest Acquisition

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

During June 2023, the noncontrolling shareholder exercised its put option right and accordingly, the Company closed the purchase of the remaining 25% of this subsidiary for $5.2 million in cash consideration. The transaction was accounted for as an equity transaction, with the differential between the redeemable noncontrolling interest carrying amount at the time of closing and the cash purchase price being recognized as a $42.7 million increase in paid-in capital within shareholders' equity on our Consolidated Balance Sheet.

Schedule II - Valuation and Qualifying Accounts
Fresh Del Monte Produce Inc. and Subsidiaries
(U.S. dollars in millions)
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended December 29, 2023

Deducted from asset accounts:
Valuation accounts:
Trade accounts receivable	$21.6	$2.5	$—	$(3.3)	$20.8
Advances to growers and other receivables	5.7	0.2	—	(0.3)	5.6
Deferred tax asset valuation allowance	483.5	62.2	(7.3)	(12.7)	525.7

Current and noncurrent accrued liabilities:
Provision for Kunia Well Site	2.8	(0.1)	—	—	2.7
Total	$513.6	$64.8	$(7.3)	$(16.3)	$554.8

Year ended December 30, 2022

Deducted from asset accounts:
Valuation accounts:
Trade accounts receivable	$21.8	$0.7	$(0.1)	$(0.8)	$21.6
Advances to growers and other receivables	3.8	2.0	—	(0.1)	5.7
Deferred tax asset valuation allowance	424.8	66.0	0.2	(7.5)	483.5

Current and noncurrent accrued liabilities:
Provision for Kunia Well Site	12.9	(10.1)	—	—	2.8
Total	$463.3	$58.6	$0.1	$(8.4)	$513.6

Year ended December 31, 2021

Deducted from asset accounts:
Valuation accounts:
Trade accounts receivable	$28.5	$(1.6)	$(5.1)	$—	$21.8
Advances to growers and other receivables	3.7	0.5	—	(0.4)	3.8
Deferred tax asset valuation allowance	370.7	72.3	(1.7)	(16.5)	424.8

Current and noncurrent accrued liabilities:
Provision for Kunia Well Site	13.0	(0.1)	—	—	12.9
Total	$415.9	$71.1	$(6.8)	$(16.9)	$463.3

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 29, 2023. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the quarter ended December 29, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Senior Vice President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that our internal control over financial reporting was effective as of December 29, 2023 based on the criteria in Internal Control - Integrated Framework issued in 2013 by COSO.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 29, 2023 has been audited by Ernst & Young LLP, an independent registered certified public accounting firm, as stated in their report that is included elsewhere herein. That report expresses an unqualified opinion on the effectiveness of our internal control over financial reporting.

Item 9B.Other Information

Rule 10b5-1 Trading Plans

During the quarter ended December 29, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

Information required by Item 10 of Part III of this Annual Report on Form 10-K will be included in our definitive Proxy Statement relating to our 2024 Annual General Meeting of Shareholders with respect to directors, executive officers, audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance, and is incorporated herein by reference in response to this item.

Code of Ethics

We have adopted a Code of Conduct and Business Ethics Policy (“Code of Conduct”) that applies to our principal executive officer, principal financial officer and principal accounting officer as well as all our directors, other officers and employees. Our Code of Conduct can be found on our website at www.freshdelmonte.com. We have not waived the requirements of the Code of Conduct for any directors or executive officers and there were no amendments in 2023. We intend to disclose any amendment or waiver of the Code of Conduct promptly on our website.

Item 11.Executive Compensation

Information required by Item 11 of Part III of this Annual Report on Form 10-K will be included in our definitive Proxy Statement relating to our 2024 Annual General Meeting of Shareholders with respect to executive compensation, and is incorporated herein by reference in response to this item.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 of Part III of this Annual Report on Form 10-K will be included in our definitive Proxy Statement relating to our 2024 Annual General Meeting of Shareholders with respect to security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans, and is incorporated herein by reference in response to this item.

Item 13.Certain Relationships and Related Transactions, and Director Independence

Information required by Item 13 of Part III of this Annual Report on Form 10-K will be included in our definitive Proxy Statement relating to our 2024 Annual General Meeting of Shareholders with respect to certain relationships and related transactions and director independence, and is incorporated herein by reference in response to this item.

Item 14.Principal Accountant Fees and Services

Information required by Item 14 of Part III of this Annual Report on Form 10-K will be included in our definitive Proxy Statement relating to our 2024 Annual General Meeting of Shareholders with respect to principal accountant fees and services, and is incorporated by reference in response to this item.

PART IV

Item 15.Exhibits and Financial Statement Schedules

Consolidated Statements and Other Financial Information

The following financial statements and supplemental schedule of Fresh Del Monte Produce Inc. and its subsidiaries are included in Item 8.  Financial Statements and Supplementary Data of this Report:

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Consolidated Balance Sheets at December 29, 2023 and December 30, 2022

Consolidated Statements of Operations for the years ended December 29, 2023, December 30, 2022 and December 31, 2021

Consolidated Statements of Comprehensive Income for the years ended December 29, 2023, December 30, 2022 and December 31, 2021

Consolidated Statements of Cash Flows for the years ended December 29, 2023, December 30, 2022 and December 31, 2021

Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest for the years ended December 29, 2023, December 30, 2022 and December 31, 2021

Notes to Consolidated Financial Statements

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

4.1	Specimen Certificate of Ordinary Shares of Fresh Del Monte Produce Inc. (incorporated by reference to Exhibit 4.1 of our Annual Report on Form 10-K of our fiscal year ended December 30, 2022).

4.2	Description of Securities (incorporated by reference to Exhibit 4.2 to our Quarterly Report of Form 10-Q of our fiscal quarter ended March 31, 2023).

Exhibit No.	Description

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

10.4
Amendment No. 1 to DMC-Wafer License, dated as of October 12, 1992, between Del Monte Corporation and Wafer Limited (incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K of our fiscal year ended December 30, 2022).

10.5
Amendment No. 1 to NAJ License, dated as of October 12, 1992, between Del Monte Corporation and Del Monte Fresh Produce N.A., Inc. (incorporated by reference to Exhibit 10.5 of our Annual Report on Form 10-K of our fiscal year ended December 30, 2022).

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

10.18(a)
Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated as of December 30, 2022 by and among Fresh Del Monte Produce Inc., and certain subsidiaries named therein and the lenders and agents named therein (incorporated by reference to Exhibit 10.18(a) of our Annual Report on Form 10-K of our fiscal year ended December 30, 2022).

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

10.25**	2022 Omnibus Share Incentive Plan (incorporated by reference to Exhibit 99.1 to our Form S-8 filed with the Securities and Exchange Commission on June 9, 2022).

10.26**	Form of 2022 Non-Employee Director Restricted Stock Unit Award. (incorporated by reference to Exhibit 10.25 to our Quarterly Report on Form 10-Q of our fiscal quarter ended July 1, 2022).

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

10.29*	Form of Indemnification and Advancement Agreement between individual directors and Fresh Del Monte Inc.

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer filed pursuant to 17 CFR 240.13a-14(a).

31.2*	Certification of Chief Financial Officer filed pursuant to 17 CFR 240.13a-14(a).

32*	Certifications of Chief Executive Officer and Chief Financial Officer furnished pursuant to 17 CFR 240.13a-14(b) and 18 U.S.C. Section 1350.

97.1*	Dodd-Frank Executive Officer Clawback Policy

101.INS*,***	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*,***	XBRL Taxonomy Extension Schema Document.

101.CAL*,***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*,***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*,***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*,***	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.

**	Management contract or compensatory plan or arrangement.

***	Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 29, 2023 and December 30, 2022, (ii) Consolidated Statements of Operations for the years ended December 29, 2023, December 30, 2022 and December 31, 2021, (iii) Consolidated Statements of Comprehensive Income for the years ended December 29, 2023, December 30, 2022 and December 31, 2021, (iv) Consolidated Statements of Cash Flows for the years ended December 29, 2023, December 30, 2022 and December 31, 2021 and (v) Notes to Consolidated Financial Statements.

Item 16.        Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRESH DEL MONTE PRODUCE INC.

Date:	February 26, 2024	By:	/s/ Mohammad Abu-Ghazaleh
Mohammad Abu-Ghazaleh
Chairman & Chief Executive Officer (Principal Executive Officer)

Date:	February 26, 2024	By:	/s/ Monica Vicente
Monica Vicente
Senior Vice President & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 26th day of February, 2024:

/s/ Mohammad Abu-Ghazaleh
By	Mohammad Abu-Ghazaleh
Chairman & Chief Executive Officer (Principal Executive Officer)

/s/ Monica Vicente
By	Monica Vicente
Senior Vice President & Chief Financial Officer (Principal Financial & Accounting Officer)

/s/ Amir Abu-Ghazaleh
By	Amir Abu-Ghazaleh
Director

/s/ Michael J. Berthelot
By	Michael J. Berthelot
Director

/s/ Mary Ann Cloyd
By	Mary Ann Cloyd
Director

/s/ Charles E. Beard Jr.
By	Charles E. Beard Jr.
Director

/s/ Ajai Puri
By	Ajai Puri
Director

/s/ Lori Tauber Marcus
By	Lori Tauber Marcus
Director

By	/s/ Ahmad Abu-Ghazaleh
Ahmad Abu-Ghazaleh
Director