Form 10-Q
period 2024-03-29
FRESH DEL MONTE PRODUCE INC
filed 2024-05-03
CIK 1047340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
———————————
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2024
OR
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

As of April 26, 2024, there were 47,898,240 ordinary shares of Fresh Del Monte Produce Inc. issued and outstanding.

PART I: FINANCIAL INFORMATION

Item 1.        Financial Statements

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)
(U.S. dollars in millions, except share and per share data)

	March 29, 2024	December 29, 2023
Assets
Current assets:
Cash and cash equivalents	$42.2	$33.8
Trade accounts receivable, net of allowance of $23.2 and $20.8, respectively	435.0	387.0
Other accounts receivable, net of allowance of $5.8 and $5.6, respectively	94.2	95.1
Inventories, net	575.1	599.9
Assets held for sale	11.7	4.5
Prepaid expenses and other current assets	22.3	24.0
Total current assets	1,180.5	1,144.3
Investments in and advances to unconsolidated companies	26.2	22.2
Property, plant and equipment, net	1,234.8	1,256.4
Operating lease right-of-use assets	201.3	213.8
Goodwill	401.8	401.9
Intangible assets, net	33.2	33.3
Deferred income taxes	53.5	51.5
Other noncurrent assets	68.7	60.7
Total assets	$3,200.0	$3,184.1
Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued expenses	$484.7	$479.0
Current maturities of debt and finance leases	1.4	1.4
Current maturities of operating leases	44.9	48.6
Income taxes and other taxes payable	15.2	11.6
Total current liabilities	546.2	540.6
Long-term debt and finance leases	405.8	406.1
Retirement benefits	83.8	82.3
Deferred income taxes	76.2	72.7
Operating leases, less current maturities	133.9	142.1
Other noncurrent liabilities	26.0	27.6
Total liabilities	1,271.9	1,271.4
Commitments and contingencies (See note 9)
Redeemable noncontrolling interest	—	—
Shareholders' equity:
Preferred shares, $0.01 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.01 par value; 200,000,000 shares authorized; 47,896,132 and 47,629,018 issued and outstanding, respectively	0.5	0.5
Paid-in capital	598.7	597.7
Retained earnings	1,355.2	1,341.4
Accumulated other comprehensive loss	(42.7)	(43.3)
Total Fresh Del Monte Produce Inc. shareholders' equity	1,911.7	1,896.3
Noncontrolling interests	16.4	16.4
Total shareholders' equity	1,928.1	1,912.7
Total liabilities, redeemable noncontrolling interest and shareholders' equity	$3,200.0	$3,184.1
See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(U.S. dollars in millions, except share and per share data)

	Quarter ended
	March 29, 2024	March 31, 2023
Net sales	$1,107.9	$1,128.5
Cost of products sold	1,025.6	1,031.5
Gross profit	82.3	97.0
Selling, general and administrative expenses	50.7	47.6
Gain on disposal of property, plant and equipment, net	14.8	27.5
Asset impairment and other charges, net	2.3	2.4
Operating income	44.1	74.5
Interest expense	5.2	8.0
Interest income	0.2	0.1
Other expense, net	7.7	9.3
Income before income taxes	31.4	57.3
Income tax provision	5.3	9.5
Net income	$26.1	$47.8
Less: Net income attributable to redeemable and noncontrolling interests	—	8.8
Net income attributable to Fresh Del Monte Produce Inc.	$26.1	$39.0
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Basic	$0.55	$0.81
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Diluted	$0.55	$0.81
Dividends declared per ordinary share	$0.25	$0.15
Weighted average number of ordinary shares:
Basic	47,709,355	47,892,934
Diluted	47,903,920	48,153,540

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(U.S. dollars in millions)

	Quarter ended
	March 29, 2024	March 31, 2023
Net income	$26.1	$47.8
Other comprehensive income:
Net unrealized gain on derivatives, net of tax	5.8	—
Net unrealized foreign currency translation (loss) gain	(4.6)	2.0
Net change in retirement benefit adjustment, net of tax	(0.6)	(0.4)
Comprehensive income	$26.7	$49.4
Less: Comprehensive income attributable to redeemable and noncontrolling interests	—	8.8
Comprehensive income attributable to Fresh Del Monte Produce Inc.	$26.7	$40.6

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(U.S. dollars in millions)

	Quarter ended
	March 29, 2024	March 31, 2023
Operating activities:
Net income	$26.1	$47.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20.0	22.1
Amortization of debt issuance costs	0.2	0.1
Share-based compensation expense	0.6	2.3
Change in uncertain tax positions	(0.2)	0.3
Gain on disposal of property, plant and equipment	(14.8)	(27.5)
Deferred income taxes	1.5	(3.9)
Other, net	2.3	1.6
Changes in operating assets and liabilities
Receivables	(52.9)	(50.6)
Inventories	23.3	17.4
Prepaid expenses and other current assets	1.7	(2.3)
Accounts payable and accrued expenses	13.9	1.0
Other assets and liabilities	(3.0)	7.2
Net cash provided by operating activities	18.7	15.5
Investing activities:
Capital expenditures	(12.7)	(10.0)
Proceeds from sales of property, plant and equipment	20.1	90.7
Investments in and advances to unconsolidated companies	(3.5)	(1.1)
Net cash provided by investing activities	3.9	79.6
Financing activities:
Proceeds from debt	79.3	143.4
Payments on debt	(79.3)	(210.5)
Distributions to noncontrolling interests	—	(0.3)
Share-based awards settled in cash for taxes	(0.8)	(0.5)
Dividends paid	(11.9)	(7.2)
Payment of deferred financing costs	(2.1)	—
Other financing activities	(1.2)	(0.8)
Net cash used in financing activities	(16.0)	(75.9)
Effect of exchange rate changes on cash	1.8	(0.7)
Net increase in cash and cash equivalents	8.4	18.5
Cash and cash equivalents, beginning	33.8	17.2
Cash and cash equivalents, ending	$42.2	$35.7
Supplemental cash flow information:
Cash paid for interest	$5.4	$7.3
Cash paid for income taxes	$3.8	$4.1
Non-cash financing and investing activities:
Right-of-use assets obtained in exchange for new operating lease obligations	$1.9	$19.3
Dividends on restricted stock units	$0.4	$0.3
Non-cash conversion of note receivable in exchange for investment in unconsolidated company	$0.7	$—

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(Unaudited) (U.S. dollars in millions, except share data)

	Ordinary Shares Outstanding	Ordinary Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Fresh Del Monte Produce Inc. Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interest
Balance as of December 29, 2023	47,629,018	$0.5	$597.7	$1,341.4	$(43.3)	$1,896.3	$16.4	$1,912.7	$—
Settlement of restricted stock units	267,114	—	—	—	—	—	—	—	—
Share-based payment expense	—	—	0.6	—	—	0.6	—	0.6	—
Dividend declared	—	—	0.4	(12.3)	—	(11.9)	—	(11.9)	—
Comprehensive income:
Net income	—	—	—	26.1	—	26.1	—	26.1	—
Unrealized gain on derivatives, net of tax	—	—	—	—	5.8	5.8	—	5.8	—
Net unrealized foreign currency translation loss	—	—	—	—	(4.6)	(4.6)	—	(4.6)	—
Change in retirement benefit adjustment, net of tax	—	—	—	—	(0.6)	(0.6)	—	(0.6)	—
Comprehensive income						26.7	—	26.7	—
Balance as of March 29, 2024	47,896,132	$0.5	$598.7	$1,355.2	$(42.7)	$1,911.7	$16.4	$1,928.1	$—

	Ordinary Shares Outstanding	Ordinary Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Fresh Del Monte Produce Inc. Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interest
Balance as of December 30, 2022	47,838,680	$0.5	$548.1	$1,397.6	$(41.5)	$1,904.7	$20.9	$1,925.6	$49.4
Exercises of stock options	2,418	—	—	—
Settlement of restricted stock units	157,648	—	—	—	—	—	—	—	—
Share-based payment expense	—	—	2.3	—	—	2.3	—	2.3	—
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(0.3)
Dividend declared	—	—	0.3	(7.5)	—	(7.2)	—	(7.2)	—
Comprehensive income:
Net income	—	—	—	39.0	—	39.0	8.5	47.5	0.3
Unrealized gain on derivatives, net of tax	—	—	—	—	—	—	—	—	—
Net unrealized foreign currency translation gain	—	—	—	—	2.0	2.0	—	2.0	—
Change in retirement benefit adjustment, net of tax	—	—	—	—	(0.4)	(0.4)	—	(0.4)	—
Comprehensive income						40.6	8.5	49.1	0.3
Balance as of March 31, 2023	47,998,746	$0.5	$550.7	$1,429.1	$(39.9)	$1,940.4	$29.4	$1,969.8	$49.4
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

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements for the quarter ended March 29, 2024 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for fair presentation have been included. Operating results for the quarter ended March 29, 2024 are subject to significant seasonal variations and are not necessarily indicative of the results that may be expected for the year ending December 27, 2024. For further information, refer to the Consolidated Financial Statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 29, 2023.

We are required to evaluate events occurring after March 29, 2024 for recognition and disclosure in the unaudited Consolidated Financial Statements for the quarter ended March 29, 2024. Events are evaluated based on whether they represent information existing as of March 29, 2024, which require recognition in the unaudited Consolidated Financial Statements, or new events occurring after March 29, 2024 which do not require recognition but require disclosure if the event is significant to the unaudited Consolidated Financial Statements. We evaluated events occurring subsequent to March 29, 2024 through the date of issuance of these unaudited Consolidated Financial Statements.

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

During the year ended December 29, 2023, the noncontrolling shareholder exercised its put option right and accordingly, we closed the purchase of the remaining 25% of this subsidiary for $5.2 million in cash consideration. The transaction was accounted for as an equity transaction, with the differential between the redeemable noncontrolling interest carrying amount at the time of closing and the cash purchase price being recognized as a $42.7 million increase in paid-in capital within shareholders' equity on our Consolidated Balance Sheet.

2. Recently Issued Accounting Pronouncements

New Accounting Pronouncements

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

3.  Asset Impairment and Other Charges, Net

The following represents a summary of asset impairment and other charges, net recorded during the quarters ended March 29, 2024 and March 31, 2023 (U.S. dollars in millions):

	Quarter ended			Quarter ended
	March 29, 2024			March 31, 2023
	Long-lived and other asset impairment	Exit activity and other charges	Total	Long-lived and other asset impairment	Exit activity and other charges	Total
Banana segment:
California Air Resource Board reserve (1)	$—	$0.5	$0.5	$—	$—	$—
Other:
Legal settlement (2)	—	1.8	1.8	—	—	—
2023 cybersecurity incident expenses (3)	—	—	—	—	2.4	2.4
Total asset impairment and other charges, net	$—	$2.3	$2.3	$—	$2.4	$2.4

(1) During the three months ended March 29, 2024, we recorded a $0.5 million reserve relating to a potential liability arising from our third-party logistics operation. Refer to Note 9, “Commitments and Contingencies.”

(2) Subsequent to March 29, 2024, we entered into a settlement agreement with respect to a litigation matter by a former employee. This matter was in the discovery phase until the first quarter of 2024, when the court set the expected trial date and the parties began to discuss settlement. Accordingly, we accrued $1.8 million, net of insurance reimbursements, associated with the settlement as of March 29, 2024.

(3) During the three months ended March 31, 2023, we incurred cybersecurity expenses of $2.4 million, primarily related to the engagement of specialized legal counsel and other incident response advisors.

4. Income Taxes

In connection with the examination of the tax returns in two foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing aggregating approximately $174.1 million (including interest and penalties) for tax years 2012 through 2016. We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities.

In one of the foreign jurisdictions, we are currently contesting tax assessments related to the 2012-2015 audit years and the 2016 audit year in both the administrative court and the judicial court. During 2019 and 2020, we filed actions contesting the tax assessment in the administrative office. Our initial challenge to each of these tax assessments was rejected, and we subsequently lost our appeals at the administrative court. We have subsequently filed actions to contest each of these tax assessments in the country’s judicial courts. In addition, we have filed a request for injunction to the judicial court to stay the tax authorities' collection efforts for these two tax assessments, pending final judicial decisions. The court granted our injunction with respect to the 2016 audit year, however denied our injunction with respect to the 2012-2015 audit years. We timely appealed the denial of the injunction, and on August 10, 2022 the appellate court overturned the denial and granted our injunction for the 2012-2015 audit years. Pursuant to local law, we registered real estate collateral with an approximate fair market value of $7.3 million in connection with the grant of the 2016 audit year injunction. This real estate collateral has a net book value of $3.8 million as of the quarter ended March 29, 2024. In addition, in connection with the grant of the 2012-2015 audit year injunction, we registered real estate collateral with an approximate fair market value of $30.3 million, and a net book value of $4.6 million as of the quarter ended March 29, 2024. The registration of this real estate collateral does not affect our operations in the country.

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

Income tax provision was $5.3 million for the quarter ended March 29, 2024 compared with $9.5 million for the quarter ended March 31, 2023. The decrease in the income tax provision was primarily due to decreased earnings in certain higher tax jurisdictions.

5.  Allowance for Credit Losses

We estimate expected credit losses on our trade receivables and financing receivables in accordance with Accounting Standards Codification (“ASC”) 326 - Financial Instruments - Credit Losses.

Trade Receivables

Trade receivables as of March 29, 2024 were $435.0 million, net of an allowance of $23.2 million. Our allowance for trade receivables consists of two components: a $8.0 million allowance for credit losses and a $15.2 million allowance for customer claims accounted for under the scope of ASC 606 - Revenue Recognition.

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

The table below presents a rollforward of our trade receivable allowance for credit losses for the quarters ended March 29, 2024 and March 31, 2023 (U.S. dollars in millions):

	Quarter ended
Trade receivables	March 29, 2024	March 31, 2023
Allowance for credit losses:
Balance, beginning of period	$7.4	$9.3
Provision for uncollectible amounts	0.7	0.5
Deductions to allowance related to write-offs	—	(0.2)
Foreign exchange effects	(0.1)	—
Balance, end of period	$8.0	$9.6

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

The following table details the advances to growers and suppliers based on their credit risk profile (U.S. dollars in millions):

	March 29, 2024		December 29, 2023
	Current	Past-Due	Current	Past-Due
Gross advances to growers and suppliers	$20.8	$11.5	$25.1	$10.8

The allowance for advances to growers and suppliers for the quarters ended March 29, 2024 and March 31, 2023 were as follows (U.S. dollars in millions):

	Quarter ended
	March 29, 2024	March 31, 2023
Allowance for advances to growers and suppliers:
Balance, beginning of period	$7.5	$4.9
Provision for uncollectible amounts	1.1	2.8
Balance, end of period	$8.6	$7.7

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

Share-based compensation expense related to RSUs and PSUs is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and was comprised in the relevant period as follows (U.S. dollars in millions):

	Quarter ended
	March 29, 2024	March 31, 2023
RSUs/PSUs	$0.6	$2.3

Restricted Stock Units and Performance Stock Units

The following table lists the RSUs and PSUs awarded under the 2022 Plan during the quarters ended March 29, 2024 and March 31, 2023:

Date of Award	Type of award	Units awarded	Price per share
For the quarter ended March 29, 2024
March 1, 2024	PSU	285,460	$24.37
For the quarter ended March 31, 2023
March 2, 2023 (1)	PSU	91,997	$32.13
March 2, 2023	RSU	215,627	$32.13

(1) The 2023 PSUs were forfeited during the quarter ended March 29, 2024 as a result of not meeting the performance metric.

Under the 2022 Plan and Prior Plan, each RSU/PSU represents a contingent right to receive one of our ordinary shares. The PSUs are subject to meeting minimum performance criteria set by the Compensation Committee of our Board of Directors. The actual number of shares the recipient receives is determined based on the results achieved versus performance goals. Those performance goals are based on exceeding a measure of our earnings. Depending on the results achieved, the actual number of shares that an award recipient receives at the end of the period may range from 0% to 100% of the award units granted, or as it relates to the 2024 and 2023 PSU awards granted to our Chairman and Chief Executive Officer, 0% to 125% of the award units granted. Provided such criteria are met, the PSUs granted during 2024, 2023 and prior to 2022 vest in three equal annual installments on each of the next three anniversary dates. PSUs granted during 2022 vest in three equal installments in 1) June and July 2023, 2) March 2024, and 3) March 2025. All PSU vesting is contingent on the recipient's continued employment with us.

Expense for RSUs is recognized on a straight-line basis over the requisite service period for the entire award. RSUs granted in 2023 and 2021 vest annually in three equal installments over a three-year service period while RSUs granted prior to 2021 vested 20% on the grant date, with 20% vesting on each of the next four anniversaries. RSUs granted in 2022 vest in three equal installments in June 2023, March 2024 and March 2025. RSUs granted to our Board of Directors generally vest after a one-year period.

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

7.  Inventories, net

Inventories consisted of the following (U.S. dollars in millions):

	March 29, 2024	December 29, 2023
Finished goods	$203.8	$201.1
Raw materials and packaging supplies	162.0	167.1
Growing crops	209.3	231.7
Total inventories, net	$575.1	$599.9

8.  Debt and Finance Lease Obligations

The following is a summary of long-term debt and finance lease obligations (U.S. dollars in millions):

	March 29, 2024	December 29, 2023
Senior unsecured revolving credit facility (see Credit Facility below)	$400.0	$400.0
Finance lease obligations	7.2	7.5
Total debt and finance lease obligations	407.2	407.5
Less: Current maturities	(1.4)	(1.4)
Long-term debt and finance lease obligations	$405.8	$406.1

Credit Facility

On October 1, 2019, we entered into a Second Amended and Restated Credit Agreement (as amended, the “Second A&R Credit Agreement”) with Bank of America, N.A. as administrative agent and BofA Securities, Inc. as sole lead arranger and sole bookrunner and certain other lenders. The Second A&R Credit Agreement provided for a five-year, $0.9 billion syndicated senior unsecured revolving credit facility maturing on October 1, 2024. The Second A&R Credit Agreement was subsequently amended on December 30, 2022, to replace the Eurocurrency Rate with the Term Secured Overnight Financing Rate ("Term SOFR" effective January 3, 2023.

On February 21, 2024, we entered into Amendment No. 2 to the Second Amended and Restated Credit Agreement (the "2024 Amended Credit Facility") with Bank of America, N.A. as administrative agent and BofA Securities, Inc. as sole lead arranger and sole bookrunner and certain other lenders. The 2024 Amended Credit Facility provides for a five-year, $0.75 billion syndicated senior unsecured revolving credit facility maturing on February 21, 2029. Amounts borrowed under the revolving credit facility accrue interest at a rate equal to the Term SOFR rate plus a margin that ranges from 1.0% to 1.625% based on our Consolidated Leverage Ratio (as defined in the 2024 Amended Credit Facility). The 2024 Amended Credit Facility also permits, under certain conditions, $200 million of Permitted Receivables Financing (as defined in the 2024 Amended Credit Facility). In addition, we pay a fee on unused commitments at a rate equal to 0.150% to 0.250% based on our Consolidated Leverage Ratio.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

The 2024 Amended Credit Facility provides for an accordion feature that permits us, without the consent of the other lenders, to request that one or more lenders provide us with increases in revolving credit facility or term loans up to an aggregate of $300 million (“Incremental Increases”). The aggregate amount of Incremental Increases can be further increased to the extent that after giving effect to the proposed increase in revolving credit facility commitments or term loans our Consolidated Leverage Ratio, on a pro forma basis, would not exceed 2.75 to 1.00. Our ability to request such increases or term loans is subject to our compliance with customary conditions set forth in the 2024 Amended Credit Facility including compliance, on a pro forma basis, with certain financial covenants and ratios. Upon our request, each lender may decide, in its sole discretion, whether to increase all or a portion of its revolving credit facility commitment or provide term loans.

The 2024 Amended Credit Facility contains similar financial covenants to those included within the Second A&R Credit Agreement. Specifically, it requires us to maintain 1) a Consolidated Leverage Ratio of not more than 3.75 to 1.00 at any time during any period of four consecutive fiscal quarters, subject to certain exceptions and 2) minimum Consolidated Interest Coverage Ratio of not less than 2.25 to 1.00 as of the end of any fiscal quarter. Additionally, it requires us to comply with certain other covenants, including limitations on capital investments, the amount of dividends that can be paid in the future, the amounts and types of liens and indebtedness, material asset sales, and mergers. Under the 2024 Amended Credit Facility, we are permitted to declare or pay cash dividends in any fiscal year up to an amount that does not exceed the greater of (i) an amount equal to (1) the greater of (A) 50% of the Consolidated Net Income (as defined in the 2024 Amended Credit Facility) for the immediately preceding fiscal year or (B) $25 million (the "Base Dividend Basket") plus (2) commencing in the fiscal year ending December 26, 2025 any portion of the Base Dividend Basket not used in the immediately preceding fiscal year, or (ii) the greatest amount which would not cause the Consolidated Leverage Ratio (determined on a pro forma basis as of the date of declaration or payment) to exceed 3.50 to 1.00. It also provides an allowance for stock repurchases to be an amount not exceeding the greater of (i) (A) $50,000,000 (the "Base Redemption Basket") plus (B) commencing in the fiscal year ending December 26, 2025, any portion of the Base Redemption Basket not used in the immediately preceding fiscal year or (ii) the greatest amount which would not cause the Consolidated Leverage Ratio (determined on a pro forma basis as of the date of such repurchase) to exceed 3.50 to 1.00. As of March 29, 2024, we were in compliance with all the covenants contained in the 2024 Amended Credit Facility.

In connection with the 2024 Amended Credit Facility, we paid lender and third-party fees of $2.1 million associated with the amendment. We concluded that the amendment resulted in a modification of debt and as such, determined that debt issuance costs incurred in connection with the 2024 Amended Credit Facility would be deferred and amortized over the term of the new arrangement. Debt issuance costs of $2.1 million and $0.1 million are included in other noncurrent assets on our Consolidated Balance Sheets as of March 29, 2024 and December 29, 2023, respectively.

The following is a summary of the material terms of the 2024 Amended Credit Facility and other working capital facilities at March 29, 2024 (U.S. dollars in millions):

	Term	Maturity date	Interest rate	Borrowing limit	Available borrowings, net of letters of credit and bank guarantees
Bank of America credit facility	5 years	February 21, 2029	6.80%	$750.0	$350.0
Rabobank letter of credit facility	364 days	June 13, 2024	Varies	25.0	17.5
Other working capital facilities	Varies	Varies	Varies	30.7	11.9
				$805.7	$379.4

The margin for Term SOFR advances as of March 29, 2024 was 1.375%. We intend to use funds borrowed under the 2024 Amended Credit Facility from time to time for general corporate purposes, which may include working capital needs, capital expenditures, funding of possible acquisitions, share repurchases, and satisfaction of other obligations.

As of March 29, 2024, we applied $32.8 million to letters of credit and bank guarantees issued from Rabobank Nederland, Bank of America, and other banks.

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

The revised estimate associated with the clean-up costs, and on which our accrual is based, is $2.7 million. As of March 29, 2024, $2.4 million was included in other noncurrent liabilities, and $0.3 million was included in accounts payable and accrued expenses in the Consolidated Balance Sheets for the Kunia Well Site clean-up. We expect to expend approximately $0.3 million in 2024, $0.6 million in 2025, $0.5 million in 2026, $0.4 million in 2027, and $0.4 million in 2028.

California Air Resource Board

On December 21, 2022, the California Air Resource Board ("CARB") issued a Notice of Violation ("NOV") to the Company regarding violations of certain California anti-air pollution regulations by three non-shore capable vessels that were subject to a time charter by us from an unrelated non-U.S. third party. We are cooperating with and assisted CARB in its audits for the alleged violations during 2021. While a formal proceeding by CARB has not been filed, we are discussing a settlement with CARB directly. During the three months ended March 29, 2024, we accrued expenses of $0.5 million as a contingent reserve which are included in asset impairments and other charges, net in the Consolidated Statements of Operations. This amount is in addition to a $0.4 million contingent reserve accrued as of December 29, 2023 related to this matter.

Legal Settlement

Subsequent to March 29, 2024, we entered into a settlement agreement with respect to a litigation matter by a former employee regarding a legacy claim stemming from the 1970s. This matter was in the discovery phase until the first quarter of 2024, when the court set the expected trial date and the parties began to discuss settlement. Accordingly, we have accrued $1.8 million, net of insurance reimbursements, associated with the settlement, which is included in assets impairment and other charges, net in the Consolidated Statements of Operations for the three months ended March 29, 2024.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

10.  Earnings Per Share

Basic and diluted net income per ordinary share is calculated as follows (U.S. dollars in millions, except share and per share data):

	Quarter ended
	March 29, 2024	March 31, 2023
Numerator:
Net income attributable to Fresh Del Monte Produce Inc.	$26.1	$39.0

Denominator:
Weighted average number of ordinary shares - Basic	47,709,355	47,892,934
Effect of dilutive securities - share-based awards	194,565	260,606
Weighted average number of ordinary shares - Diluted	47,903,920	48,153,540

Antidilutive awards (1)	64,400	69,790

Net income per ordinary share attributable to Fresh Del Monte Produce Inc.:
Basic	$0.55	$0.81
Diluted	$0.55	$0.81

(1)Certain unvested RSUs and PSUs are not included in the calculation of net income per ordinary share because the effect would have been antidilutive.

11.  Retirement and Other Employee Benefits

The following table sets forth the net periodic benefit costs of our defined benefit pension plans and post-retirement benefit plans (U.S. dollars in millions):

	Quarter ended
	March 29, 2024	March 31, 2023
Service cost	$1.8	$1.4
Interest cost	2.1	1.8
Expected return on assets	(0.9)	(0.8)
Amortization of net actuarial loss	0.5	0.2
Net periodic benefit costs	$3.5	$2.6

We provide certain other retirement benefits to certain employees who are not U.S.-based and are not included above. Generally, benefits under these programs are based on an employee’s length of service and level of compensation. These programs are immaterial to our consolidated financial statements. The net periodic benefit costs related to other non-U.S. based plans is $0.7 million for the quarter ended March 29, 2024 and $0.5 million for the quarter ended March 31, 2023.

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

•Banana

•Other products and services - includes our third-party freight and logistic services business and our Jordanian poultry and meats business.

We evaluate performance based on several factors, of which net sales and gross profit are the primary financial measures (U.S. dollars in millions):

	Quarter ended
	March 29, 2024		March 31, 2023
Segments:	Net Sales	Gross Profit	Net Sales	Gross Profit
Fresh and value-added products	$676.8	$55.9	$643.4	$47.1
Banana	379.5	21.8	425.1	43.2
Other products and services	51.6	4.6	60.0	6.7
Totals	$1,107.9	$82.3	$1,128.5	$97.0

The following table indicates our net sales by geographic region (U.S. dollars in millions):

	Quarter ended
Net sales by geographic region:	March 29, 2024	March 31, 2023
North America	$654.9	$667.2
Europe	209.4	216.6
Asia	106.7	112.0
Middle East	99.2	101.8
Other	37.7	30.9
Totals	$1,107.9	$1,128.5

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

The following table indicates our net sales by product (U.S. dollars in millions) and, in each case, the percentage of the total represented thereby:

	Quarter ended
	March 29, 2024		March 31, 2023
Fresh and value-added products:
Fresh-cut fruit	$119.8	11%	$124.7	11%
Fresh-cut vegetables	81.4	7%	81.9	7%
Pineapples	163.6	15%	149.8	14%
Avocados	79.5	7%	64.7	6%
Non-tropical fruit	60.5	6%	61.3	5%
Prepared foods	69.5	6%	66.6	6%
Melons	53.2	5%	45.6	4%
Tomatoes	3.7	—%	5.4	—%
Vegetables	25.6	2%	26.5	2%
Other fruit and vegetables	20.0	2%	16.9	1%
Total fresh and value-added products	676.8	61%	643.4	56%
Banana	379.5	34%	425.1	38%
Other products and services	51.6	5%	60.0	6%
Totals	$1,107.9	100%	$1,128.5	100%

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

Certain of our derivative instruments contain provisions that require the current credit relationship between us and our counterparty to be maintained throughout the term of the derivative instruments. If that credit relationship changes, certain provisions could be triggered, and the counterparty could request immediate collateralization of derivative instruments in a net liability position above a certain threshold. The aggregate fair value of all derivative instruments with a credit-risk-related contingent feature that were in a liability position on March 29, 2024 was $0.1 million. As of March 29, 2024, no triggering event has occurred and thus we are not required to post collateral.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

Foreign Currency Hedges

Our results of operations and financial condition are exposed to fluctuations in currency exchange rates against the U.S. dollar, and we mitigate that exposure by entering into foreign currency forward contracts or foreign currency collars. A foreign currency collar consists of a written call option and a purchased put option to sell the foreign currency at a range of predetermined exchange rates. A foreign currency collar guarantees that the exchange rate of the currency will not fluctuate beyond the range of the options’ strike prices. Certain of our subsidiaries periodically enter into foreign currency forward contracts or foreign currency collars in order to hedge portions of forecasted sales or cost of sales denominated in foreign currencies, which generally mature within one year. At March 29, 2024, our foreign currency forward and collar contracts hedge a portion of our 2024 foreign currency exposure.

The foreign currency forward contracts and foreign currency collars qualifying as cash flow hedges were designated as single-purpose cash flow hedges of forecasted cash flows.

We had the following outstanding foreign currency contracts as of March 29, 2024 (in millions):

Foreign currency contracts qualifying as cash flow hedges:	Notional amount
Euro	EUR	50.8
British pound	GBP	4.4
Kenyan shilling	KES	2,098.4

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

Gains or losses on interest rate swaps are recorded in other comprehensive income and are subsequently reclassified into earnings as the interest expense on debt is recognized in earnings. At March 29, 2024, the notional value of interest rate contracts outstanding was $400.0 million, with $200.0 million maturing in June 2024 and the remaining $200.0 million maturing in 2028. Refer to Note 8, “Debt and Finance Lease Obligations.”

The following table reflects the fair values of derivative instruments, which are designated as level 2 in the fair value hierarchy, as of March 29, 2024 and December 29, 2023 (U.S. dollars in millions):

	Derivatives designated as hedging instruments (1)
	Foreign exchange contracts		Interest rate swaps		Total
Balance Sheet location:	March 29, 2024	December 29, 2023	March 29, 2024	December 29, 2023	March 29, 2024	December 29, 2023
Asset derivatives:
Prepaid expenses and other current assets	$1.3	$0.1	$0.9	$2.1	$2.2	$2.2
Other noncurrent assets	—	—	9.0	5.8	9.0	5.8
Total asset derivatives	$1.3	$0.1	$9.9	$7.9	$11.2	$8.0

Liability derivatives:
Accounts payable and accrued expenses	$0.1	$0.4	$—	$—	$0.1	$0.4
Total liability derivatives	$0.1	$0.4	$—	$—	$0.1	$0.4

(1) See Note 14, “Fair Value Measurements,” for fair value disclosures.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

We expect that $5.2 million of the net fair value of our cash flow hedges recognized as a net gain in accumulated other comprehensive loss will be transferred to earnings during the next 12 months, and the remaining net gain of $4.9 million over the following 5 years, along with the earnings effect of the related forecasted transactions.

The following table reflects the effect of derivative instruments on the Consolidated Statements of Comprehensive Income for the quarters ended March 29, 2024 and March 31, 2023 (U.S. dollars in millions):

	Net amount of gain (loss) recognized in other comprehensive income on derivatives
	Quarter ended
Derivative instruments	March 29, 2024	March 31, 2023
Foreign exchange contracts	$3.7	$4.9
Interest rate swaps, net of tax	2.1	(4.9)
Total	$5.8	$—

Refer to Note 15, “Accumulated Other Comprehensive Loss,” for the effect of derivative instruments on the Consolidated Statements of Operations related to amounts reclassified from accumulated other comprehensive loss for the quarters ended March 29, 2024 and March 31, 2023.

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

The following table provides a summary of the fair values of our derivative financial instruments measured on a recurring basis (U.S. dollars in millions):

Fair value measurements
	Foreign currency forward contracts, net asset (liability)		Interest rate contracts, net asset
	March 29, 2024	December 29, 2023	March 29, 2024	December 29, 2023
Quoted prices in active markets for identical assets (Level 1)	$—	$—	$—	$—
Significant observable inputs (Level 2)	1.2	(0.3)	9.9	7.9
Significant unobservable inputs (Level 3)	—	—	—	—

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

Fair Value of Non-Financial Assets

The fair value of the banana reporting unit's goodwill and the prepared food reporting unit's goodwill and remaining trade names and trademarks are highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets. We disclosed the sensitivity related to the banana reporting unit's goodwill and the prepared food reporting unit's goodwill and remaining trade names and trademarks in our notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2023. Our current estimates of future cash flows depend on our ability to demonstrate successful implementation of our strategies to improve sales and profitability from these activities over the upcoming quarters. If we are unable to demonstrate successful implementation of these strategies, it could lead to impairment of some or all of these assets.

Assets held for sale, which had a carrying amount of $11.7 million as of March 29, 2024, primarily consisted of $8.9 million related to a distribution facility in North America, $1.7 million related to an office and farm land in Central America and $0.8 million related to a warehouse in Europe. Assets held for sale are recognized at the lower of cost or fair value less cost to sell. The fair value measurements for our held for sale assets are generally based on Level 3 inputs, which include information obtained from third-party appraisals.

During the quarter ended March 29, 2024, we received proceeds of $17.8 million from the sale of assets previously held for sale and recorded a gain on disposal of property, plant and equipment, net of $14.7 million.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

15.  Accumulated Other Comprehensive Loss

The following table includes the changes in accumulated other comprehensive loss by component (U.S. dollars in millions):

	Changes in Accumulated Other Comprehensive Loss by Component (1)
	Cash Flow Hedges		Foreign Currency Translation Adjustment		Retirement Benefit Adjustment	Total
	Quarter ended March 29, 2024
Balance at December 29, 2023	$3.8		$(37.1)		$(10.0)	$(43.3)
Other comprehensive income (loss) before reclassifications	6.5	(3)	(4.6)	(2)	(1.0)	0.9
Amounts reclassified from accumulated other comprehensive loss	(0.7)		—		0.4	(0.3)
Net current period other comprehensive income (loss)	5.8		(4.6)		(0.6)	0.6
Balance at March 29, 2024	$9.6		$(41.7)		$(10.6)	$(42.7)

	Quarter ended March 31, 2023
Balance at December 30, 2022	$6.0		$(36.0)		$(11.5)	$(41.5)
Other comprehensive income (loss) before reclassifications	(0.4)	(3)	2.0	(2)	(0.5)	1.1
Amounts reclassified from accumulated other comprehensive loss	0.4		—		0.1	0.5
Net current period other comprehensive income (loss)	—		2.0		(0.4)	1.6
Balance at March 31, 2023	$6.0		$(34.0)		$(11.9)	$(39.9)

(1) All amounts are net of tax and noncontrolling interest.
(2) Includes a loss of $2.8 million and a gain of $0.8 million for the quarter ended March 29, 2024 and quarter ended March 31, 2023, respectively, on intra-entity foreign currency transactions that are of a long-term-investment nature.
(3) Includes a tax effect of $0.1 million and $1.5 million for the quarter ended March 29, 2024 and quarter ended March 31, 2023, respectively.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

The following table includes details about amounts reclassified from accumulated other comprehensive loss by component (U.S. dollars in millions):

	Amount of (gain) loss reclassified from accumulated other comprehensive loss
	March 29, 2024	March 31, 2023
Details about accumulated other comprehensive loss components	Quarter ended	Quarter ended	Affected line item in the statement where net income is presented
Cash flow hedges:
Designated as hedging instruments:
Foreign currency cash flow hedges	$(0.3)	$(0.1)	Net sales
Foreign currency cash flow hedges	2.1	2.2	Cost of products sold
Interest rate swaps	(2.6)	(1.7)	Interest expense
Total	$(0.8)	$0.4
Amortization of retirement benefits:
Actuarial losses	0.2	0.1	Other expense, net
Curtailment and settlement losses	0.3	—	Asset impairment and other charges, net
Total	$0.5	$0.1

16.  Shareholders’ Equity

Our shareholders have authorized 50,000,000 preferred shares at $0.01 par value, of which none were issued or outstanding at March 29, 2024, and 200,000,000 ordinary shares at $0.01 par value, of which 47,896,132 were issued and outstanding at March 29, 2024.

The below is a summary of the dividends paid per share during the quarter ended March 29, 2024 and quarter ended March 31, 2023. These dividends were declared and paid within the same fiscal quarter.

Quarter ended
March 29, 2024		March 31, 2023
Dividend Payment Date	Cash Dividend per Ordinary Share	Dividend Payment Date	Cash Dividend per Ordinary Share
March 29, 2024	$0.25	March 31, 2023	$0.15

We paid $11.9 million in dividends during the quarter ended March 29, 2024 and $7.2 million in dividends during the quarter ended March 31, 2023.

On April 30, 2024, our Board of Directors declared a quarterly cash dividend of twenty-five cents ($0.25) per share, payable on June 7, 2024, to shareholders of record on May 16, 2024.

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

Our vision is to inspire healthy lifestyles through wholesome and convenient products. Our strategy is founded on six goals:

Current Macroeconomic Environment and Inflation Impact

Starting in fiscal year 2021, we began experiencing inflationary and cost pressures due to volatility and disruption in the global economy which increased our production and distribution costs due to a multitude of external factors. Specifically, costs of packaging materials, fertilizers, labor, fuel, and ocean and inland freight were significantly impacted, and continued to adversely affect our profitability and operating cash flows during 2023 and 2024.

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

In addition, the invasion of Ukraine by Russia has led to further economic disruption and, while we do not operate in Ukraine and our operations in Russia are de minimis, the conflict has exacerbated inflationary costs, supply chain and logistical pressures that negatively impacted our business. Similarly, recent shipping disruptions in the Red Sea and surrounding waterways have created logistical pressures that have negatively impacted our business, including impacts to the availability of certain shipping routes resulting in increased shipping times. We have taken actions to divert our shipping routes in order to minimize impacts on our business, however we may not be able to mitigate the impact of longer shipping routes if conditions deteriorate.

Based on the stabilization of inflation in certain key markets during the latter part of 2023, we do not anticipate further inflation-justified price increases and surcharges in 2024. We are actively monitoring region-specific macroeconomic factors to mitigate increases in our costs, if necessary.

Optimization Program

During fiscal 2020, we began a comprehensive review of our asset portfolio, which we continuously update, aimed at identifying non-strategic and underutilized assets to dispose of while reducing costs and driving further efficiencies in our operations (which we refer to as the "2020 Optimization Program"). As a result of the review, we identified assets across all of our regions, primarily consisting of underutilized facilities and land, which we made a strategic decision to sell. During the first three months of 2023, we completed the sales of various assets including two distribution centers and related assets in Saudi Arabia and an idle production facility in North America. Upon the closing of the sale of these assets in the first quarter of 2023, we completed the 2020 Optimization Program.

Strategic Alternatives for Mann Packing Operation

During the second half of 2023, we conducted a strategic review and assessed our operational priorities of our North America operations, including our subsidiary, Mann Packing. Preliminary findings of this review were finalized in the fourth quarter of 2023. We announced in conjunction with our fourth quarter of 2023 earnings that we were exploring strategic alternatives for the business. This process is ongoing and we intend to make a decision by the third quarter of 2024, however there can be no assurance that this process will result in any specific strategic outcome.

Income Taxes

In connection with the examination of the tax returns in two foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing aggregating approximately $174.1 million (including interest and penalties) for tax years 2012 through 2016. We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities.

In one of the foreign jurisdictions, we are currently contesting tax assessments related to the 2012-2015 audit years and the 2016 audit year in both the administrative court and the judicial court. During 2019 and 2020, we filed actions contesting the tax assessment in the administrative office. Our initial challenge to each of these tax assessments was rejected, and we subsequently lost our appeals at the administrative court. We have subsequently filed actions to contest each of these tax assessments in the country’s judicial courts. In addition, we have filed a request for injunction to the judicial court to stay the tax authorities' collection efforts for these two tax assessments, pending final judicial decisions. The court granted our injunction with respect to the 2016 audit year, however denied our injunction with respect to the 2012-2015 audit years. We timely appealed the denial of the injunction, and on August 10, 2022 the appellate court overturned the denial and granted our injunction for the 2012-2015 audit years. Pursuant to local law, we registered real estate collateral with an approximate fair market value of $7.3 million in connection with the grant of the 2016 audit year injunction. This real estate collateral has a net book value of $3.8 million as of the quarter ended March 29, 2024. In addition, in connection with the grant of the 2012-2015 audit year injunction, we registered real estate collateral with an approximate fair market value of $30.3 million, and a net book value of $4.6 million as of the quarter ended March 29, 2024. The registration of this real estate collateral does not affect our operations in the country.

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

RESULTS OF OPERATIONS

Consolidated Financial Results

The following summarizes the more significant factors impacting our operating results for the 13-week periods ended March 29, 2024 (also referred to as the “first quarter of 2024”) and March 31, 2023 (also referred to as the “first quarter of 2023”).

	Quarter ended
	March 29, 2024	March 31, 2023
Net sales	$1,107.9	$1,128.5
Gross profit	82.3	97.0
Selling, general and administrative expenses	50.7	47.6
Operating income	44.1	74.5

Net sales - Net sales for the first quarter of 2024 was $1,107.9 million, compared with $1,128.5 million in the first quarter of 2023. The decrease in net sales was a result of lower banana net sales, driven by lower volume and pricing, and lower net sales in the other products and services segment. The decrease was partially offset by an increase in net sales in the fresh and value-added product segment, driven by higher overall sales volume and pricing in the segment.

Gross profit - Gross profit for the first quarter of 2024 was $82.3 million, compared with $97.0 million in the first quarter of 2023. Gross profit was impacted by lower overall net sales, higher production and procurement costs, and the negative impact of fluctuations in exchange rates partially offset by lower ocean freight and distribution costs.

Gross profit for the first quarter of 2024 included $(1.0) million of other product-related credits comprised primarily of $2.2 million of insurance recoveries associated with damages tied to the flooding of a seasonal production facility in Greece during the third quarter of 2023, partially offset by $1.2 million of severance charges from the outsourcing of certain functions of our fresh and value-added operations. In the first quarter of 2023, gross profit included $1.8 million of other product-related charges related inventory write-offs due to the sale of two distribution centers in the Middle East.

Selling, general and administrative expenses - Selling, general and administrative expenses for the first quarter of 2024 increased by $3.1 million, or 7%, when compared with the first quarter of 2023, primarily due to higher professional fees in North America and higher payroll, marketing and promotional activities in Europe and Africa, partially offset by a reduction in amortization of definite lived intangible assets due to the impairment of the carrying value of customer relationships and trade name intangible assets during the fourth quarter of 2023.

Gain on disposal of property, plant and equipment, net - The gain on disposal of property, plant and equipment, net for the first quarter of 2024 of $14.8 million primarily consisted of the sale of two idle facilities in South America. The gain on disposal of property, plant and equipment, net for the first quarter of 2023 primarily related to a $20.5 million gain on the sale of two distribution centers and related assets in Saudi Arabia and a $6.8 million gain on the sale of an idle production facility in North America.

Asset impairment and other charges, net - Asset impairment and other charges, net of $2.3 million in the first quarter of 2024 primarily consisted of the accrual of a settlement agreement with respect to a litigation matter by a former employee, net of insurance reimbursements.

Asset impairment and other charges, net of $2.4 million during the first quarter of 2023 consisted of expenses incurred in connection with a cybersecurity incident that occurred during early 2023. The incident temporarily impacted certain of our operational and information technology systems. We were able to promptly recover our critical operational data and business systems and accordingly, the incident did not have a material impact on our financial results for the first quarter of 2023. However, we did incur incremental costs primarily related to the engagement of specialized legal counsel and other incident response advisors.

Operating income - Operating income decreased by $30.4 million in the first quarter of 2024 when compared with first quarter of 2023, primarily due to lower gross profit and a higher gain on disposal of property, plant and equipment, net in the prior-year period.

Interest expense - Interest expense was $5.2 million for the first quarter of 2024, compared with $8.0 million for the first quarter of 2023 due to lower average debt balances.

Other expense, net - Other expense, net decreased by $1.6 million in the first quarter of 2024, when compared with the first quarter of 2023, primarily due to lower foreign currency-related losses.

Income tax provision - Income tax provision was $5.3 million for the first quarter of 2024 compared with $9.5 million for the first quarter of 2023. The decrease in the income tax provision in the first quarter of 2024 was primarily due to decreased earnings in certain higher tax jurisdictions.

Financial Results by Segment

The following table presents net sales and gross profit by segment (U.S. dollars in millions), and in each case, the percentage of the total represented thereby and gross margin percentage:

	Quarter ended
	March 29, 2024					March 31, 2023
Segment	Net Sales		Gross Profit		Gross Margin	Net Sales		Gross Profit		Gross Margin
Fresh and value-added products	$676.8	61%	$55.9	68%	8.3%	$643.4	57%	$47.1	49%	7.3%
Banana	379.5	34%	21.8	26%	5.7%	425.1	38%	43.2	45%	10.2%
Other products and services	51.6	5%	4.6	6%	8.9%	60.0	5%	6.7	6%	11.2%
Totals	$1,107.9	100%	$82.3	100%	7.4%	$1,128.5	100%	$97.0	100%	8.6%

First Quarter of 2024 Compared with First Quarter of 2023

Fresh and value-added products

Net sales for the first quarter of 2024 were $676.8 million, compared with $643.4 million in the prior-year period, primarily as a result of higher sales volume of pineapples, melons, and prepared foods and higher per unit selling prices of avocados, partially offset by lower net sales of fresh-cut fruit due to lower sales volumes.

Gross profit for the first quarter of 2024 was $55.9 million, compared with $47.1 million in the prior-year period. Gross profit variance was primarily driven by overall higher net sales partially offset by higher production and procurement costs of pineapple and avocados, including the negative impact of fluctuations in exchange rates primarily due to a stronger Costa Rican colon and Mexican peso.

Gross profit for the first quarter of 2024 included $(1.0) million of other product-related credits comprised primarily of $2.2 million of insurance recoveries associated with damages tied to the flooding of a seasonal production facility in Greece during the third quarter of 2023, partially offset by $1.2 million of severance charges from the outsourcing of certain functions of our fresh and value-added operations. In the first quarter of 2023, gross profit included $1.7 million of other product-related charges related inventory write-offs due to the sale of two distribution centers in the Middle East. Gross margin increased to 8.3% compared with 7.3% in the prior-year period.

Banana

Net sales for the first quarter of 2024 were $379.5 million, compared with $425.1 million in the prior-year period, primarily as a result of lower volume due partially to service level issues in the first two months of the year and lower selling prices due to competitive market pressures in North America and Europe.

Gross profit for the first quarter of 2024 was $21.8 million, compared with $43.2 million in the prior-year period as a result of the lower net sales, higher per unit production and procurement costs and the negative fluctuation in exchange rates in Costa Rican colon, partially offset by lower distribution and ocean freight cost. Gross margin decreased to 5.7% compared with 10.2% in the prior-year period.

Other products and services

Net sales for the first quarter of 2024 were $51.6 million, compared with $60.0 million in the prior-year period, primarily due to lower net sales of third-party ocean freight services as a result of lower rates driven by a competitive market environment and the sale of our plastics subsidiary in the prior-year period.

Gross profit was $4.6 million for the first quarter of 2024, compared with $6.7 million in the prior-year period, primarily as a result of lower net sales. Gross margin decreased to 8.9% from 11.2% in the prior-year period.

Liquidity and Capital Resources

Fresh Del Monte Produce Inc. is a holding company whose only significant asset is the outstanding capital stock of our subsidiaries that directly or indirectly own all of our assets. We conduct all of our business operations through our subsidiaries. Accordingly, as of March 29, 2024, our principal sources of liquidity were (i) cash generated from operations of our subsidiaries, (ii) our combined $806 million of credit facilities, including $750 million associated with our recently amended senior unsecured revolving credit facility, with an available capacity of approximately $379 million and (iii) existing cash and cash equivalents of $42.2 million. The loan commitments under our credit facilities can be used for working capital or other general corporate purposes. On a long-term basis, we will continue to rely on our credit facilities for any long-term funding not provided by cash generated from operations of our subsidiaries.

Our principal uses of liquidity are paying the costs associated with our operations, paying dividends, and making capital expenditures to increase our productivity and expand our product offerings and geographic reach. We may also, from time to time, prepay outstanding indebtedness on our credit facility, repurchase and retire ordinary shares of our common stock, or make investments in businesses that we believe are complementary to our operations and long-term strategy.

A summary of our cash flows is as follows (U.S. dollars in millions):

	Quarter ended
	March 29, 2024	March 31, 2023
Summary cash flow information:
Net cash provided by operating activities	$18.7	$15.5
Net cash provided by investing activities	3.9	79.6
Net cash used in financing activities	(16.0)	(75.9)
Effect of exchange rate changes on cash	1.8	(0.7)
Net increase in cash and cash equivalents	8.4	18.5
Cash and cash equivalents, beginning	33.8	17.2
Cash and cash equivalents, ending	$42.2	$35.7

Operating Activities

Net cash provided by operating activities was $18.7 million for the first three months of 2024 compared with $15.5 million for the first three months of 2023, an increase of $3.2 million. The increase was primarily attributable to working capital fluctuations, mainly driven by higher levels of accounts payable and accrued expenses and lower inventory levels due to optimization efforts around working capital, partially offset by a lower net income during the first three months of 2024 as compared to the first three months of 2023.

At March 29, 2024, we had working capital of $634.3 million, compared with $603.7 million at December 29, 2023, an increase of $30.6 million. The increase in working capital was primarily due to (i) higher levels of accounts receivable mainly driven by seasonal variations, (ii) higher balance of cash on hand due the timing of asset sales during the first quarter of 2024, and (iii) an increase in assets held for sale. Partially offsetting the increase in working capital was (a) a decrease in growing crop inventory, primarily due to seasonal variations and (b) higher levels of accounts payable and accrued expenses due to the timing of payments near period end.

Investing Activities

Net cash provided by investing activities for the first three months of 2024 was $3.9 million, compared with net cash provided by investing activities of $79.6 million for the first three months of 2023. Net cash provided by investing activities for the first three months of 2024 primarily consisted of proceeds from the sale of property, plant and equipment of $20.1 million which mainly related to the sale of two facilities in South America and installment payments received from the sale of our plastics business subsidiary in South America during 2023.

Partially offsetting the net cash provided by investing activities for the first three months of 2024 were capital expenditures of $12.7 million which mainly included expenditures related to investments in our operations and production facilities in North America benefiting both our fresh and value-added products and banana segments, including expenditures related to automation and technology initiatives and improvements to our pineapple operations in Kenya. Net cash provided by investing activities for the first three months of 2024 also reflects $3.5 million in investments in unconsolidated companies in the food and nutrition sector that align with our long-term strategy and vision.

Net cash provided by investing activities for the first three months of 2023 primarily consisted of proceeds from the sale of property, plant and equipment of $90.7 million which mainly related to the sales of two distribution centers in Saudi Arabia and an idle production facility in North America. Partially offsetting the net cash provided by investing activities were capital expenditures of $10.0 million which mainly related to (i) improvements to our pineapple operations in Central America and Kenya, (ii) investments in our operations and production facilities in North America benefiting both our fresh and value-added products and banana segments, including expenditures related to automation and technology initiatives, and (iii) improvements to our value-added production facilities in Europe and the Middle East.

Financing Activities

Net cash used in financing activities for the first three months of 2024 was $16.0 million, compared with $75.9 million for the first three months of 2023. Net cash used in financing activities for the first three months of 2024 primarily consisted of dividends paid of $11.9 million and the payment of deferred financing costs of $2.1 million.

Net cash used in financing activities for the first three months of 2023 primarily consisted of net repayments on debt of $67.1 million and dividends paid of $7.2 million.

Debt Instruments and Debt Service Requirements

On October 1, 2019, we and certain of our subsidiaries entered into a Second Amended and Restated Credit Agreement (the “Second A&R Credit Agreement”) with the financial institutions and other lenders named therein, including Bank of America, N.A. as administrative agent and BofA Securities, Inc. as sole lead arranger and sole bookrunner. The Second A&R Credit Agreement provides for a five-year, $0.9 billion syndicated senior unsecured revolving credit facility maturing on October 1, 2024. The Second A&R Credit Agreement was subsequently amended on December 30, 2022, to replace the Eurocurrency Rate with the Term Secured Overnight Financing Rate ("Term SOFR") effective January 3, 2023.

On February 21, 2024, we entered into Amendment No. 2 to the Second Amended and Restated Credit Agreement (the "2024 Amended Credit Facility") with Bank of America, N.A. as administrative agent and BofA Securities, Inc. as sole lead arranger and sole bookrunner and certain other lenders. The 2024 Amended Credit Facility provides for a five-year, $0.75 billion syndicated senior unsecured revolving credit facility maturing on February 21, 2029. Amounts borrowed under the revolving credit facility accrue interest at a rate equal to the Term SOFR rate plus a margin that ranges from 1.0% to 1.625% based on our Consolidated Leverage Ratio (as defined in the 2024 Amended Credit Facility). The 2024 Amended Credit Facility also permits, under certain conditions, $200 million of Permitted Receivables Financing (as defined in the 2024 Amended Credit Facility). In addition, we pay a fee on unused commitments at a rate equal to 0.150% to 0.250% based on our Consolidated Leverage Ratio. We intend to use funds borrowed under the Amended Revolving Credit Facility from time to time for general corporate purposes, working capital, capital expenditures and other permitted investment opportunities.
The 2024 Amended Credit Facility provides for an accordion feature that permits us, without the consent of the other lenders, to request that one or more lenders provide us with increases in revolving credit facility or term loans up to an aggregate of $300 million (“Incremental Increases”). The aggregate amount of Incremental Increases can be further increased to the extent that after giving effect to the proposed increase in revolving credit facility commitments or term loans our Consolidated Leverage Ratio, on a pro forma basis, would not exceed 2.75 to 1.00. Our ability to request such increases or term loans is subject to our compliance with customary conditions set forth in the 2024 Amended Credit Facility including compliance, on a pro forma basis, with certain financial covenants and ratios. Upon our request, each lender may decide, in its sole discretion, whether to increase all or a portion of its revolving credit facility commitment or provide term loans.

The 2024 Amended Credit Facility contains similar financial covenants to those included within the Second A&R Credit Agreement. Specifically, it requires us to maintain 1) a Consolidated Leverage Ratio of not more than 3.75 to 1.00 at any time during any period of four consecutive fiscal quarters, subject to certain exceptions and 2) minimum Consolidated Interest Coverage Ratio of not less than 2.25 to 1.00 as of the end of any fiscal quarter. Additionally, it requires us to comply with certain other covenants, including limitations on capital investments, the amount of dividends that can be paid in the future, the amounts and types of liens and indebtedness, material asset sales, and mergers. Under the 2024 Amended Credit Facility, we are permitted to declare or pay cash dividends in any fiscal year up to an amount that does not exceed the greater of (i) an amount equal to (1) the greater of (A) 50% of the Consolidated Net Income (as defined in the 2024 Amended Credit Facility) for the immediately preceding fiscal year or (B) $25 million (the "Base Dividend Basket") plus (2) commencing in the fiscal year ending December 26, 2025 any portion of the Base Dividend Basket not used in the immediately preceding fiscal year, or (ii) the greatest amount which would not cause the Consolidated Leverage Ratio (determined on a pro forma basis as of the date of declaration or payment) to exceed 3.50 to 1.00. It also provides an allowance for stock repurchases to be an amount not exceeding the greater of (i) (A) $50,000,000 (the "Base Redemption Basket") plus (B) commencing in the fiscal year ending December 26, 2025, any portion of the Base Redemption Basket not used in the immediately preceding fiscal year or (ii) the greatest amount which would not cause the Consolidated Leverage Ratio (determined on a pro forma basis as of the date of such repurchase) to exceed 3.50 to 1.00. As of March 29, 2024, we were in compliance with all the covenants contained in the 2024 Amended Credit Facility.

In addition to the indebtedness under our 2024 Amended Credit Facility, our material cash requirements include contractual obligations from other working capital facilities and lease obligations. Refer to Note 8. "Debt and Finance Lease Obligations" of the accompanying unaudited consolidated financial statements for more information regarding these material cash requirements.

As of March 29, 2024, we had $379.4 million unused borrowing capacity, net of letters of credit and guarantees, primarily under the 2024 Amended Credit Facility.

We believe that our cash on hand, borrowing capacity available under our 2024 Amended Credit Facility, and cash flows from operations for the next twelve months will be sufficient to meet our cash requirements and service our outstanding debt during the next twelve months. However, we cannot predict whether future developments associated with the current economic environment will materially adversely affect our long-term liquidity position. Our liquidity assumptions, the adequacy of our available funding sources, and our ability to meet our 2024 Amended Credit Facility covenants are dependent on many additional factors, including those set forth in “Item 1A. Risk Factors” of our Form 10-K for the year ended December 29, 2023.

Contractual Obligations

As of March 29, 2024, there were no material changes in our commitments or contractual obligations as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 29, 2023.

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K for the fiscal year ended December 29, 2023. There were no material changes to these critical accounting policies or estimates during the first quarter of 2024.

Fair Value Measurements

Our results of operations and financial condition are exposed to fluctuations in currency exchange rates against the U.S. dollar, and we mitigate that exposure by entering into foreign currency forward contracts. Certain of our subsidiaries periodically enter into foreign currency forward contracts in order to hedge portions of forecasted sales or cost of sales denominated in foreign currencies which generally expire within one year. During the quarter ended March 29, 2024, we entered into a foreign currency collar contract to hedge portions of our cost of sales denominated in the Kenyan shilling. A foreign currency collar consists of a written call option and a purchased put option to sell the foreign currency at a range of predetermined exchange rates. A foreign currency collar guarantees that the exchange rate of the currency will not fluctuate beyond the range of the options’ strike prices. The fair value of our foreign currency cash flow hedges was a net asset position of $1.2 million as of March 29, 2024 compared to a net liability position of $0.3 million as of December 29, 2023 due to the relative strengthening or weakening of exchange rates when compared to contracted rates.

Our results of operations and financial condition are exposed to fluctuations in variable interest rates, and we mitigate that exposure by entering into interest rate swaps from time to time. During 2018, we entered into interest rate swaps in order to hedge the risk of the fluctuation on future interest payments related to a portion of our variable rate borrowings through 2028. The fair value of our interest rate swap cash flow hedges was an asset position of $9.9 million as of March 29, 2024 compared to an asset position of $7.9 million as of December 29, 2023. The change in value was due to the relative increase in variable interest rates when compared to the rates as of December 29, 2023. In December 2022 in connection with the amendment of our revolving credit facility, we amended our interest rate swaps to transition from LIBOR to Term SOFR effective January 3, 2023.

We enter into derivative instruments with counterparties that are highly rated and do not expect a deterioration of our counterparty’s credit ratings; however, the deterioration of our counterparty’s credit ratings would affect the Consolidated Financial Statements in the recognition of the fair value of the hedges that would be transferred to earnings as the contracts settle. We expect that $5.2 million of the net fair value of our cash flow hedges recognized as a net gain in accumulated other comprehensive loss will be transferred to earnings during the next 12 months and the remaining net gain of $4.9 million over a period of approximately 5 years, along with the earnings effect of the related forecasted transactions.

The fair value of the banana reporting unit's goodwill and the prepared food reporting unit's goodwill and remaining trade names and trademarks are highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets. We disclosed the sensitivity related to the banana reporting unit's goodwill and the prepared food reporting unit's goodwill and trade names and trademarks in our Annual Report on Form 10-K for the year ended December 29, 2023. During the quarter ended March 29, 2024, we did not record impairment charges associated with these reporting units or trade names and trademarks, however we continue to monitor their performance.

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

Seasonality

Interim results are subject to significant variations and may not be indicative of the results of operations that may be expected for an entire fiscal year. Due to seasonal sales price fluctuations, we have historically realized a greater portion of our net sales and gross profit during the first two quarters of the year. The sales price of any fresh produce item fluctuates throughout the year due to the supply of and demand for that particular item, as well as the pricing and availability of other fresh produce items, many of which are seasonal in nature. Information about the seasonality of our results is included under the caption “Seasonality” provided in Item 1. Business, of our Annual Report on Form 10-K for the year ended December 29, 2023.

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
•our expectation regarding the exploration of strategic alternatives for our Mann Packing business
•our expectations regarding continued inflationary pressures, our ability to mitigate such pressures through pricing, and the impacts to our operating results;
•our expectations regarding market conditions, volatility and seasonality, and their impact on our operating results;
•our beliefs related to the sufficiency of our capital resources, including that our cash on hand, capacity under our 2024 Amended Credit Facility and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months;
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
•our ability to meet our anticipated cash needs in light of our liquidity;
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
•damage to our reputation or brand names or negative publicity about our products
•our ability to successfully manage the risks associated with international operations, including risks relating to inflation, tax laws, currency restrictions and exchange rate fluctuations, legal or judicial systems, and political or economic conditions;
•the impact of disruptions or breaches of our technology or information system security measures, or of third parties we rely upon;
•our ability to continue to comply with covenants and the terms of our credit instruments and our ability to obtain additional financing to fund our capital expenditures; and
•exposure to product liability claims and associated regulatory and legal actions, product recalls, or other legal proceedings relating to our business.

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

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K for the year ended December 29, 2023.

Item 4.        Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 29, 2024. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Such officers also confirm that there were no changes to our internal control over financial reporting during the quarter ended March 29, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

Tax related matters

In connection with the examination of the tax returns in two foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing aggregating approximately $174.1 million (including interest and penalties) for tax years 2012 through 2016. We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities.

In one of the foreign jurisdictions, we are currently contesting tax assessments related to the 2012-2015 audit years and the 2016 audit year in both the administrative court and the judicial court. During 2019 and 2020, we filed actions contesting the tax assessment in the administrative office. Our initial challenge to each of these tax assessments was rejected, and we subsequently lost our appeals at the administrative court. We have subsequently filed actions to contest each of these tax assessments in the country’s judicial courts. In addition, we have filed a request for injunction to the judicial court to stay the tax authorities' collection efforts for these two tax assessments, pending final judicial decisions. The court granted our injunction with respect to the 2016 audit year, however denied our injunction with respect to the 2012-2015 audit years. We timely appealed the denial of the injunction, and on August 10, 2022 the appellate court overturned the denial and granted our injunction for the 2012-2015 audit years. Pursuant to local law, we registered real estate collateral with an approximate fair market value of $7.3 million in connection with the grant of the 2016 audit year injunction. This real estate collateral has a net book value of $3.8 million as of the quarter ended March 29, 2024. In addition, in connection with the grant of the 2012-2015 audit year injunction, we registered real estate collateral with an approximate fair market value of $30.3 million, and a net book value of $4.6 million as of the quarter ended March 29, 2024. The registration of this real estate collateral does not affect our operations in the country.

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

Legal Settlement

Subsequent to March 29, 2024, we entered into a settlement agreement with respect to a litigation matter by a former employee regarding a legacy claim stemming from the 1970s. This matter was in the discovery phase until the first quarter of 2024, when the court set the expected trial date and the parties began to discuss settlement. During the quarter ended March 29, 2024, we recognized a $1.8 million charge, net of insurance reimbursements, with respect to this matter.

California Air Resource Board

On December 21, 2022, the California Air Resource Board ("CARB") issued a Notice of Violation ("NOV") to the Company regarding violations of certain California anti-air pollution regulations by three non-shore capable vessels that were subject to a time charter by us from an unrelated non-U.S. third party. We are cooperating with and assisted CARB in its audits for the alleged violations during 2021. While a formal proceeding by CARB has not been filed, we are discussing a settlement with CARB directly. During the three months ended March 29, 2024, we accrued expenses of $0.5 million as a contingent reserve which are included in asset impairments and other charges, net in the Consolidated Statements of Operations. This amount is in addition to a $0.4 million contingent reserve accrued as of December 29, 2023 related to this matter.

For more information, see Note 9. "Commitments and Contingencies" to the Consolidated Financial Statements included in Part I, Item 1. Financial Statements.

Item 1A. Risk Factors

“Item 1A. Risk Factors” of our Form 10-K for the year ended December 29, 2023 includes a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K.

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

In addition, we have made significant investments in distribution centers, growing operations and prepared foods facilities through capital expenditures, and have expanded our business into new geographic markets. We are also exploring opportunities to monetize our fruit residues, including exploring the use of fruit residue for medical and non-medical applications and biofertilizer. There may not be significant demand for these products and services, we may not be successful in anticipating such demand for these value-added products and services or in establishing the requisite infrastructure to meet customer demand or the provision of these value-added services. If we are unable to successfully develop and integrate the diversified product lines in our fresh-cut and value-added vegetable categories or use of fruit residues or if demand for these products does not meet expectations, we may not realize all the anticipated synergies and benefits of our investments which could have an adverse effect on our growth and our results of operations.

Item 5.        Other Information

Rule 10b5-1 Trading Plans

During the quarter ended March 29, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.        Exhibits

10.1
Amendment No. 2 to Second Amended and Restated Credit Agreement, dated as of February 20, 2024, by and among Fresh Del Monte Produce Inc., and certain subsidiaries named therein and the lenders and agents named therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 26, 2024).

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
_____________________
*    Furnished herewith.
**    Filed herewith.
***    Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 29, 2024 and December 29, 2023, (ii) Consolidated Statements of Operations for the quarters ended March 29, 2024 and March 31, 2023, (iii) Consolidated Statements of Comprehensive Income for the quarters ended March 29, 2024 and March 31, 2023, (iv) Consolidated Statements of Cash Flows for the quarters ended March 29, 2024 and March 31, 2023, (v) Consolidated Statements of Shareholders' Equity and Redeemable Noncontrolling Interest for the quarters ended March 29, 2024 and March 31, 2023 and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fresh Del Monte Produce Inc.

Date:	May 3, 2024	By:	/s/ Mohammed Abbas
Mohammed Abbas
Executive Vice President & Chief Operating Officer

		By:	/s/ Monica Vicente
Monica Vicente
Senior Vice President & Chief Financial Officer