Form 10-Q
period 2024-06-28
FRESH DEL MONTE PRODUCE INC
filed 2024-08-02
CIK 1047340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
———————————
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2024
OR
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

As of July 26, 2024, there were 47,936,764 ordinary shares of Fresh Del Monte Produce Inc. issued and outstanding.

PART I: FINANCIAL INFORMATION

Item 1.        Financial Statements

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)
(U.S. dollars in millions, except share and per share data)

	June 28, 2024	December 29, 2023
Assets
Current assets:
Cash and cash equivalents	$37.8	$33.8
Trade accounts receivable, net of allowance of $27.6 and $20.8, respectively	408.1	387.0
Other accounts receivable, net of allowance of $6.1 and $5.6, respectively	86.2	95.1
Inventories, net	537.4	599.9
Assets held for sale	10.9	4.5
Prepaid expenses and other current assets	23.8	24.0
Total current assets	1,104.2	1,144.3
Investments in and advances to unconsolidated companies	30.8	22.2
Property, plant and equipment, net	1,221.3	1,256.4
Operating lease right-of-use assets	196.1	213.8
Goodwill	401.7	401.9
Intangible assets, net	33.2	33.3
Deferred income taxes	53.9	51.5
Other noncurrent assets	67.9	60.7
Total assets	$3,109.1	$3,184.1
Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued expenses	$467.2	$479.0
Current maturities of debt and finance leases	1.4	1.4
Current maturities of operating leases	41.4	48.6
Income taxes and other taxes payable	22.0	11.6
Total current liabilities	532.0	540.6
Long-term debt and finance leases	290.4	406.1
Retirement benefits	81.5	82.3
Deferred income taxes	78.5	72.7
Operating leases, less current maturities	130.7	142.1
Other noncurrent liabilities	25.8	27.6
Total liabilities	1,138.9	1,271.4
Commitments and contingencies (See note 9)
Redeemable noncontrolling interests	—	—
Shareholders' equity:
Preferred shares, $0.01 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.01 par value; 200,000,000 shares authorized; 47,935,668 and 47,629,018 issued and outstanding, respectively	0.5	0.5
Paid-in capital	600.9	597.7
Retained earnings	1,396.9	1,341.4
Accumulated other comprehensive loss	(44.2)	(43.3)
Total Fresh Del Monte Produce Inc. shareholders' equity	1,954.1	1,896.3
Noncontrolling interests	16.1	16.4
Total shareholders' equity	1,970.2	1,912.7
Total liabilities, redeemable noncontrolling interest and shareholders' equity	$3,109.1	$3,184.1
See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(U.S. dollars in millions, except share and per share data)

	Quarter ended		Six months ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Net sales	$1,139.7	$1,180.5	$2,247.5	$2,309.0
Cost of products sold	1,026.5	1,063.7	2,052.1	2,095.2
Gross profit	113.2	116.8	195.4	213.8
Selling, general and administrative expenses	49.9	46.8	100.5	94.4
Gain on disposal of property, plant and equipment, net and subsidiary	3.6	6.7	18.3	34.2
Asset impairment and other (credits) charges, net	(1.3)	4.6	1.0	7.1
Operating income	68.2	72.1	112.2	146.5
Interest expense	5.2	6.5	10.4	14.4
Interest income	0.3	0.4	0.6	0.5
Other (income) expense, net	(2.3)	6.4	5.4	15.7
Income before income taxes	65.6	59.6	97.0	116.9
Income tax provision	12.3	11.3	17.6	20.9
Net income	$53.3	$48.3	$79.4	$96.0
Less: Net (loss) income attributable to redeemable and noncontrolling interests	(0.3)	0.6	(0.3)	9.3
Net income attributable to Fresh Del Monte Produce Inc.	$53.6	$47.7	$79.7	$86.7
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Basic	$1.12	$0.99	$1.67	$1.81
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Diluted	$1.12	$0.99	$1.66	$1.80
Dividends declared per ordinary share	$0.25	$0.20	$0.50	$0.35
Weighted average number of ordinary shares:
Basic	47,919,451	48,032,711	47,814,403	47,962,822
Diluted	47,975,217	48,213,033	47,939,568	48,183,287

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(U.S. dollars in millions)

	Quarter ended		Six months ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Net income	$53.3	$48.3	$79.4	$96.0
Other comprehensive income:
Net unrealized gain on derivatives, net of tax	1.0	4.3	6.8	4.3
Net unrealized foreign currency translation (loss) gain	(2.1)	0.7	(6.7)	2.7
Net change in retirement benefit adjustment, net of tax	(0.4)	0.4	(1.0)	—
Comprehensive income	$51.8	$53.7	$78.5	$103.0
Less: comprehensive (loss) income attributable to redeemable and noncontrolling interests	(0.3)	0.6	(0.3)	9.3
Comprehensive income attributable to Fresh Del Monte Produce Inc.	$52.1	$53.1	$78.8	$93.7

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(U.S. dollars in millions)

	Six months ended
	June 28, 2024	June 30, 2023
Operating activities:
Net income	$79.4	$96.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39.7	43.7
Amortization of debt issuance costs	0.3	0.2
Share-based compensation expense	2.8	5.1
Asset impairments	0.7	2.8
Change in uncertain tax positions	(1.5)	0.4
Gain on disposal of property, plant and equipment, net and subsidiary	(18.3)	(34.2)
Deferred income taxes	3.3	(6.1)
Other, net	0.4	0.2
Changes in operating assets and liabilities
Receivables	(21.9)	(44.3)
Inventories	60.4	81.8
Prepaid expenses and other current assets	(0.3)	0.4
Accounts payable and accrued expenses	3.7	(17.0)
Other assets and liabilities	(5.0)	3.7
Net cash provided by operating activities	143.7	132.7
Investing activities:
Capital expenditures	(20.7)	(18.9)
Proceeds from sales of property, plant and equipment	21.1	96.8
Insurance proceeds received for damage to property, plant and equipment, net	5.7	—
Investments in and advances to unconsolidated companies	(4.5)	(3.7)
Other investing activities	—	(0.5)
Net cash provided by investing activities	1.6	73.7
Financing activities:
Proceeds from debt	127.0	232.9
Payments on debt	(242.0)	(372.2)
Purchase of redeemable noncontrolling interest	—	(5.2)
Distributions to noncontrolling interests	—	(17.8)
Share-based awards settled in cash for taxes	(0.9)	(0.7)
Dividends paid	(23.9)	(16.8)
Payment of deferred financing costs	(2.2)	—
Other financing activities	(2.3)	(0.4)
Net cash used in financing activities	(144.3)	(180.2)
Effect of exchange rate changes on cash	3.0	0.4
Net increase in cash and cash equivalents	4.0	26.6
Cash and cash equivalents, beginning	33.8	17.2
Cash and cash equivalents, ending	$37.8	$43.8
Supplemental cash flow information:
Cash paid for interest	$9.9	$14.2
Cash paid for income taxes	$7.1	$8.7
Non-cash financing and investing activities:
Right-of-use assets obtained in exchange for new operating lease obligations	$11.4	$36.7
Dividends on restricted share units	$0.4	$0.4
Other accounts receivable obtained from disposition of subsidiary	$—	$17.0
Non-cash conversion of note receivable in exchange for investment in unconsolidated company	$0.7	$—

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(Unaudited) (U.S. dollars in millions, except share data)

	Ordinary Shares Outstanding	Ordinary Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Fresh Del Monte Produce Inc. Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interest
Balance as of December 29, 2023	47,629,018	$0.5	$597.7	$1,341.4	$(43.3)	$1,896.3	$16.4	$1,912.7	$—
Settlement of restricted stock units	267,114	—	—	—	—	—	—	—	—
Share-based payment expense	—	—	0.6	—	—	0.6	—	0.6	—
Dividend declared	—	—	0.4	(12.3)	—	(11.9)	—	(11.9)	—
Comprehensive income:
Net income	—	—	—	26.1	—	26.1	—	26.1	—
Unrealized gain on derivatives, net of tax	—	—	—	—	5.8	5.8	—	5.8	—
Net unrealized foreign currency translation loss	—	—	—	—	(4.6)	(4.6)	—	(4.6)	—
Change in retirement benefit adjustment, net of tax	—	—	—	—	(0.6)	(0.6)	—	(0.6)	—
Comprehensive income						26.7	—	26.7	—
Balance as of March 29, 2024	47,896,132	$0.5	$598.7	$1,355.2	$(42.7)	$1,911.7	$16.4	$1,928.1	$—
Settlement of restricted stock units	39,536	—	—	—	—	—	—	—	—
Share-based payment expense	—	—	2.2	—	—	2.2	—	2.2	—
Dividend declared	—	—	—	(11.9)	—	(11.9)	—	(11.9)	—
Comprehensive income:
Net income (loss)	—	—	—	53.6	—	53.6	(0.3)	53.3	—
Unrealized gain on derivatives, net of tax	—	—	—	—	1.0	1.0	—	1.0	—
Net unrealized foreign currency translation gain	—	—	—	—	(2.1)	(2.1)	—	(2.1)	—
Change in retirement benefit adjustment, net of tax	—	—	—	—	(0.4)	(0.4)	—	(0.4)	—
Comprehensive income (loss)						52.1	(0.3)	51.8	—
Balance as of June 28, 2024	47,935,668	$0.5	$600.9	$1,396.9	$(44.2)	$1,954.1	$16.1	$1,970.2	$—

	Ordinary Shares Outstanding	Ordinary Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Fresh Del Monte Produce Inc. Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interest
Balance at December 30, 2022	47,838,680	$0.5	$548.1	$1,397.6	$(41.5)	$1,904.7	$20.9	$1,925.6	$49.4
Exercises of stock options	2,418	—	—	—
Settlement of restricted stock units	157,648	—	—	—	—	—	—	—	—
Share-based payment expense	—	—	2.3	—	—	2.3	—	2.3	—
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(0.3)
Dividend declared	—	—	0.3	(7.5)	—	(7.2)	—	(7.2)	—
Comprehensive income:
Net income	—	—	—	39.0	—	39.0	8.5	47.5	0.3
Unrealized gain on derivatives, net of tax	—	—	—	—	—	—	—	—	—
Net unrealized foreign currency translation gain	—	—	—	—	2.0	2.0	—	2.0	—
Change in retirement benefit adjustment, net of tax	—	—	—	—	(0.4)	(0.4)	—	(0.4)	—
Comprehensive income						40.6	8.5	49.1	0.3
Balance as of March 31, 2023	47,998,746	$0.5	$550.7	$1,429.1	$(39.9)	$1,940.4	$29.4	$1,969.8	$49.4
Settlement of restricted stock units	88,203	—	—	—	—	—	—	—	—
Share-based payment expense	—	—	2.8	—	—	2.8	—	2.8	—
Dividend declared	—	—	0.1	(9.7)	—	(9.6)	—	(9.6)	—
Distribution to noncontrolling interests	—	—	—	—	—	—	(14.3)	(14.3)	(1.1)
Settlement of redeemable noncontrolling interests	—	—	42.7	—	—	42.7	—	42.7	(47.9)
Comprehensive income:
Net income (loss)	—	—	—	47.7	—	47.7	1.0	48.7	(0.4)
Unrealized gain on derivatives, net of tax	—	—	—	—	4.3	4.3	—	4.3	—
Net unrealized foreign currency translation gain	—	—	—	—	0.7	0.7	—	0.7	—
Change in retirement benefit adjustment, net of tax	—	—	—	—	0.4	0.4	—	0.4	—
Comprehensive income (loss)						53.1	1.0	54.1	(0.4)
Balance as of June 30, 2023	48,086,949	$0.5	$596.3	$1,467.1	$(34.5)	$2,029.4	$16.1	$2,045.5	$—

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

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements for the quarter and six months ended June 28, 2024 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for fair presentation have been included. Operating results for the quarter and six months ended June 28, 2024 are subject to significant seasonal variations and are not necessarily indicative of the results that may be expected for the year ending December 27, 2024. For further information, refer to the Consolidated Financial Statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 29, 2023.

We are required to evaluate events occurring after June 28, 2024 for recognition and disclosure in the unaudited Consolidated Financial Statements for the quarter and six months ended June 28, 2024. Events are evaluated based on whether they represent information existing as of June 28, 2024, which require recognition in the unaudited Consolidated Financial Statements, or new events occurring after June 28, 2024 which do not require recognition but require disclosure if the event is significant to the unaudited Consolidated Financial Statements. We evaluated events occurring subsequent to June 28, 2024 through the date of issuance of these unaudited Consolidated Financial Statements.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

3.  Asset Impairment and Other (Credits) Charges, Net

The following represents a summary of asset impairment and other (credits) charges, net recorded during the quarters and six months ended June 28, 2024 and June 30, 2023 (U.S. dollars in millions):

	Quarter ended			Six months ended
	June 28, 2024			June 28, 2024
	Long-lived and other asset impairment	Exit activity and other charges	Total	Long-lived and other asset impairment	Exit activity and other charges	Total
Banana segment:
California Air Resource Board reserve (1)	$—	$—	$—	$—	$0.5	$0.5
Philippines impairment of banana-related fixed assets	1.2	—	1.2	1.2	—	1.2
Fresh and value-added products segment:
Insurance recovery related to South American warehouse	—	(2.0)	(2.0)	—	(2.0)	(2.0)
Reduction in repair reserves related to 2023 flooding in Greece (2)	(0.5)	—	(0.5)	(0.5)	—	(0.5)
Other:
Legal settlement (3)	—	—	—	—	1.8	1.8
Total asset impairment and other (credits) charges, net	$0.7	$(2.0)	$(1.3)	$0.7	$0.3	$1.0

	Quarter ended			Six months ended
	June 30, 2023			June 30, 2023
	Long-lived and other asset impairment	Exit activity and other charges	Total	Long-lived and other asset impairment	Exit activity and other charges	Total
Fresh and value-added products segment:
Impairment of low productivity grape vines in South America and related costs	$1.7	$0.1	$1.8	$1.7	$0.1	$1.8
Other:
2023 cybersecurity incident expenses (4)	—	1.7	1.7	—	4.2	4.2
Impairment of idle land in Central America	1.1	—	1.1	1.1	—	1.1
Total asset impairment and other (credits) charges, net	$2.8	$1.8	$4.6	$2.8	$4.3	$7.1

(1) During the six months ended June 28, 2024, we recorded a $0.5 million reserve relating to a potential regulatory matter. Refer to Note 9, “Commitments and Contingencies.”

(2) Due to damages caused by severe flooding in Greece during the third quarter of 2023, we recorded reserves related to estimated damages to our property, plant and equipment. During the quarter ended June 28, 2024, we determined it was appropriate to reduce this reserve by $0.5 million based on actual repair charges incurred.

(3) During the six months ended June 28, 2024, we entered into a settlement agreement with respect to a litigation matter by a former employee regarding a legacy claim stemming from the 1970s. Accordingly, we incurred charges of $1.8 million, net of insurance reimbursements, associated with the settlement as of June 28, 2024. Refer to Note 9, “Commitments and Contingencies.”

(4) During the six months ended June 30, 2023, we incurred cybersecurity expenses of $4.2 million, primarily related to the engagement of specialized legal counsel and other incident response advisors.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

4. Income Taxes

In connection with the examination of the tax returns in two foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing aggregating approximately $171.7 million (including interest and penalties) for tax years 2012 through 2016. We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities.

In one of the foreign jurisdictions, we are currently contesting tax assessments related to the 2012-2015 audit years and the 2016 audit year in both the administrative court and the judicial court. During 2019 and 2020, we filed actions contesting the tax assessment in the administrative office. Our initial challenge to each of these tax assessments was rejected, and we subsequently lost our appeals at the administrative court. We have subsequently filed actions to contest each of these tax assessments in the country’s judicial courts. In addition, we have filed a request for injunction to the judicial court to stay the tax authorities' collection efforts for these two tax assessments, pending final judicial decisions. The court granted our injunction with respect to the 2016 audit year, however denied our injunction with respect to the 2012-2015 audit years. We timely appealed the denial of the injunction, and on August 10, 2022 the appellate court overturned the denial and granted our injunction for the 2012-2015 audit years. Pursuant to local law, we registered real estate collateral with an approximate fair market value of $6.9 million in connection with the grant of the 2016 audit year injunction. This real estate collateral has a net book value of $3.8 million as of the quarter ended June 28, 2024. In addition, in connection with the grant of the 2012-2015 audit year injunction, we registered real estate collateral with an approximate fair market value of $29.0 million, and a net book value of $4.6 million as of the quarter ended June 28, 2024. The registration of this real estate collateral does not affect our operations in the country.

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

Income tax provision was $12.3 million for the quarter ended June 28, 2024 compared with $11.3 million for the quarter ended June 30, 2023. The increase in the income tax provision was primarily due to increased earnings in certain higher tax jurisdictions partially offset by the prior year tax effects related to the sale of stock of a subsidiary and asset sales in Saudi Arabia and North America. Income tax provision was $17.6 million for the six months ended June 28, 2024 compared with $20.9 million for the six months ended June 30, 2023. The decrease in the income tax provision was primarily due to decreased earnings in certain higher tax jurisdictions combined with the prior year tax effects related to the sale of stock of a subsidiary and asset sales in Saudi Arabia and North America.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

5.  Allowance for Credit Losses

We estimate expected credit losses on our trade receivables and financing receivables in accordance with Accounting Standards Codification (“ASC”) 326 - Financial Instruments - Credit Losses.

Trade Receivables

Trade receivables as of June 28, 2024 and December 29, 2023 were $408.1 million and $387.0 million, net of allowances of $27.6 million and $20.8 million, respectively. Our allowance for trade receivables as of June 28, 2024 consists of two components: a $10.4 million allowance for credit losses and a $17.2 million allowance for customer claims accounted for under the scope of ASC 606 - Revenue Recognition. As of December 29, 2023, our allowance for trade receivables consisted of a $7.4 million allowance for credit losses and a $13.4 million allowance for customer claims accounted for under the scope of ASC 606 - Revenue Recognition.

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

The table below presents a rollforward of our trade receivable allowance for credit losses for the six months ended June 28, 2024 and June 30, 2023 (U.S. dollars in millions):

	Six months ended
Trade receivables	June 28, 2024	June 30, 2023
Allowance for credit losses:
Balance, beginning of period	$7.4	$9.3
Provision for uncollectible amounts	3.1	1.0
Deductions to allowance related to write-offs	—	(2.2)
Foreign exchange effects	(0.1)	—
Balance, end of period	$10.4	$8.1

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

The following table details the advances to growers and suppliers based on their credit risk profile (U.S. dollars in millions):

	June 28, 2024		December 29, 2023
	Current	Past-Due	Current	Past-Due
Gross advances to growers and suppliers	$16.0	$19.4	$25.1	$10.8

The allowance for advances to growers and suppliers for the quarters ended June 28, 2024 and June 30, 2023 were as follows (U.S. dollars in millions):

	Six months ended
	June 28, 2024	June 30, 2023
Allowance for advances to growers and suppliers:
Balance, beginning of period	$7.5	$4.9
Provision for uncollectible amounts	2.0	2.7
Balance, end of period	$9.5	$7.6

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

Share-based compensation expense related to RSUs and PSUs is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and was comprised in the relevant period as follows (U.S. dollars in millions):

	Quarter ended		Six months ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
RSUs/PSUs	$2.2	$2.9	$2.8	$5.1

Restricted Stock Units and Performance Stock Units

The following table lists the RSUs and PSUs awarded under the 2022 Plan during the six months ended June 28, 2024 and June 30, 2023:

Date of Award	Type of award	Units awarded	Price per share
For the six months ended June 28, 2024
May 8, 2024	PSU	5,048	$24.13
May 7, 2024	RSU	43,134	24.34
April 1, 2024	PSU	7,394	$25.45
March 1, 2024	PSU	285,460	$24.37
February 19, 2024	RSU	1,313	$23.77
For the six months ended June 30, 2023
May 4, 2023	RSU	39,662	$26.51
March 2, 2023 (1)	PSU	91,997	32.13
March 2, 2023	RSU	215,627	32.13

(1) The 2023 PSUs were forfeited during the six months ended June 28, 2024 as a result of not meeting the performance metric.

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

7.  Inventories, net

Inventories consisted of the following (U.S. dollars in millions):

	June 28, 2024	December 29, 2023
Finished goods	$178.5	$201.1
Raw materials and packaging supplies	159.4	167.1
Growing crops	199.5	231.7
Total inventories, net	$537.4	$599.9

8.  Debt and Finance Lease Obligations

The following is a summary of long-term debt and finance lease obligations (U.S. dollars in millions):

	June 28, 2024	December 29, 2023
Senior unsecured revolving credit facility (see Credit Facility below)	$285.0	$400.0
Finance lease obligations	6.8	7.5
Total debt and finance lease obligations	291.8	407.5
Less: Current maturities	(1.4)	(1.4)
Long-term debt and finance lease obligations	$290.4	$406.1

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

On February 21, 2024, we entered into Amendment No. 2 to the Second Amended and Restated Credit Agreement (the “2024 Amended Credit Facility”) with Bank of America, N.A. as administrative agent and BofA Securities, Inc. as sole lead arranger and sole bookrunner and certain other lenders. The 2024 Amended Credit Facility provides for a five-year, $0.75 billion syndicated senior unsecured revolving credit facility maturing on February 21, 2029. Amounts borrowed under the revolving credit facility accrue interest at a rate equal to the Term SOFR rate plus a margin that ranges from 1.0% to 1.625% based on our Consolidated Leverage Ratio (as defined in the 2024 Amended Credit Facility). The 2024 Amended Credit Facility also permits, under certain conditions, $200 million of Permitted Receivables Financing (as defined in the 2024 Amended Credit Facility). In addition, we pay a fee on unused commitments at a rate equal to 0.150% to 0.250% based on our Consolidated Leverage Ratio.

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

The 2024 Amended Credit Facility contains similar financial covenants to those included within the Second A&R Credit Agreement. Specifically, it requires us to maintain 1) a Consolidated Leverage Ratio of not more than 3.75 to 1.00 at any time during any period of four consecutive fiscal quarters, subject to certain exceptions and 2) minimum Consolidated Interest Coverage Ratio of not less than 2.25 to 1.00 as of the end of any fiscal quarter. Additionally, it requires us to comply with certain other covenants, including limitations on capital investments, the amount of dividends that can be paid in the future, the amounts and types of liens and indebtedness, material asset sales, and mergers. Under the 2024 Amended Credit Facility, we are permitted to declare or pay cash dividends in any fiscal year up to an amount that does not exceed the greater of (i) an amount equal to (1) the greater of (A) 50% of the Consolidated Net Income (as defined in the 2024 Amended Credit Facility) for the immediately preceding fiscal year or (B) $25 million (the "Base Dividend Basket") plus (2) commencing in the fiscal year ending December 26, 2025 any portion of the Base Dividend Basket not used in the immediately preceding fiscal year, or (ii) the greatest amount which would not cause the Consolidated Leverage Ratio (determined on a pro forma basis as of the date of declaration or payment) to exceed 3.50 to 1.00. It also provides an allowance for stock repurchases to be an amount not exceeding the greater of (i) (A) $50,000,000 (the "Base Redemption Basket") plus (B) commencing in the fiscal year ending December 26, 2025, any portion of the Base Redemption Basket not used in the immediately preceding fiscal year or (ii) the greatest amount which would not cause the Consolidated Leverage Ratio (determined on a pro forma basis as of the date of such repurchase) to exceed 3.50 to 1.00. As of June 28, 2024, we were in compliance with all the covenants contained in the 2024 Amended Credit Facility.

In connection with the 2024 Amended Credit Facility, we paid lender and third-party fees of $2.1 million associated with the amendment. We concluded that the amendment resulted in a modification of debt and as such, determined that debt issuance costs incurred in connection with the 2024 Amended Credit Facility would be deferred and amortized over the term of the new arrangement. Debt issuance costs of $2.0 million and $0.1 million are included in other noncurrent assets on our Consolidated Balance Sheets as of June 28, 2024 and December 29, 2023, respectively.

The following is a summary of the material terms of the 2024 Amended Credit Facility and other working capital facilities at June 28, 2024 (U.S. dollars in millions):

	Term	Maturity date	Interest rate	Borrowing limit	Available borrowings, net of letters of credit and bank guarantees
Bank of America credit facility	5 years	February 21, 2029	6.80%	$750.0	$465.0
Rabobank letter of credit facility	364 days	June 12, 2025	Varies	25.0	17.8
Other working capital facilities	Varies	Varies	Varies	31.2	16.5
				$806.2	$499.3

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

The margin for Term SOFR advances as of June 28, 2024 was 1.375%. We intend to use funds borrowed under the 2024 Amended Credit Facility from time to time for general corporate purposes, which may include working capital needs, capital expenditures, funding of possible acquisitions, share repurchases, and satisfaction of other obligations.

As of June 28, 2024, we applied $28.4 million to letters of credit and bank guarantees issued from Rabobank Nederland, Bank of America, and other banks.

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

The revised estimate associated with the clean-up costs, and on which our accrual is based, is $2.6 million. As of June 28, 2024, $2.3 million was included in other noncurrent liabilities, and $0.3 million was included in accounts payable and accrued expenses in the Consolidated Balance Sheets for the Kunia Well Site clean-up. We expect to expend approximately $0.3 million in 2024, $0.6 million in 2025, $0.5 million in 2026, $0.4 million in 2027, and $0.4 million in 2028.

California Air Resource Board

On December 21, 2022, the California Air Resource Board ("CARB") issued a Notice of Violation ("NOV") to the Company regarding alleged violations of certain California anti-air pollution regulations by three non-shore capable vessels that were subject to a time charter by us from an unrelated non-U.S. third party. We are cooperating with and assisted CARB in its audits for the alleged violations during 2021. While a formal proceeding by CARB has not been filed, we are discussing a settlement with CARB directly. During the six months ended June 28, 2024, we accrued expenses of $0.5 million as a contingent reserve which are included in asset impairments and other charges, net in the Consolidated Statements of Operations. This amount is in addition to a $0.4 million contingent reserve accrued as of December 29, 2023 related to this matter.

Legal Settlement

On May 28, 2024, we entered into a settlement agreement with respect to a litigation matter by a former employee regarding a legacy claim stemming from the 1970s. This matter was in the discovery phase until the first quarter of 2024, when the court set the expected trial date and the parties began to discuss settlement. Accordingly, during the first quarter of 2024, we incurred charges of $1.8 million, net of insurance reimbursements, associated with the settlement which are included in assets impairment and other charges, net in the Consolidated Statements of Operations for the six months ended June 28, 2024.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

10.  Earnings Per Share

Basic and diluted net income per ordinary share is calculated as follows (U.S. dollars in millions, except share and per share data):

	Quarter ended		Six months ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Numerator:
Net income attributable to Fresh Del Monte Produce Inc.	$53.6	$47.7	$79.7	$86.7

Denominator:
Weighted average number of ordinary shares - Basic	47,919,451	48,032,711	47,814,403	47,962,822
Effect of dilutive securities - share-based awards	55,766	180,322	125,165	220,465
Weighted average number of ordinary shares - Diluted	47,975,217	48,213,033	47,939,568	48,183,287

Antidilutive awards (1)	140,279	285,463	140,279	285,463

Net income per ordinary share attributable to Fresh Del Monte Produce Inc.:
Basic	$1.12	$0.99	$1.67	$1.81
Diluted	$1.12	$0.99	$1.66	$1.80

(1)Certain unvested RSUs and PSUs are not included in the calculation of net income per ordinary share because the effect would have been antidilutive.

11.  Retirement and Other Employee Benefits

The following table sets forth the net periodic benefit costs of our defined benefit pension plans and post-retirement benefit plans (U.S. dollars in millions):

	Quarter ended		Six months ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Service cost	$1.8	$1.4	$3.6	$2.8
Interest cost	2.1	1.8	4.2	3.6
Expected return on assets	(0.8)	(0.8)	(1.7)	(1.6)
Amortization of net actuarial loss	0.4	0.1	0.9	0.3
Net periodic benefit costs	$3.5	$2.5	$7.0	$5.1

We provide certain other retirement benefits to certain employees who are not U.S.-based and are not included above. Generally, benefits under these programs are based on an employee’s length of service and level of compensation. These programs are immaterial to our consolidated financial statements. The net periodic benefit costs related to other non-U.S. based plans is $0.8 million for the quarter ended June 28, 2024 and $1.5 million for the quarter ended June 30, 2023. The net periodic benefit costs related to other non-U.S. based plans is $1.5 million for the six months ended June 28, 2024 and $1.9 million for the six months ended June 30, 2023.

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

•Banana

•Other products and services - includes our third-party freight and logistic services business and our Jordanian poultry and meats business.

We evaluate performance based on several factors, of which net sales and gross profit are the primary financial measures (U.S. dollars in millions):

	Quarter ended
	June 28, 2024		June 30, 2023
Segments:	Net Sales	Gross Profit	Net Sales	Gross Profit
Fresh and value-added products	$694.1	$77.9	$677.6	$62.1
Banana	394.3	29.8	448.8	50.5
Other products and services	51.3	5.5	54.1	4.2
Totals	$1,139.7	$113.2	$1,180.5	$116.8

	Six months ended
	June 28, 2024		June 30, 2023
Segments:	Net Sales	Gross Profit	Net Sales	Gross Profit
Fresh and value-added products	$1,370.8	$133.9	$1,321.0	$109.1
Banana	773.8	51.5	873.9	93.7
Other products and services	102.9	10.0	114.1	11.0
Totals	$2,247.5	$195.4	$2,309.0	$213.8

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

The following table indicates our net sales by geographic region (U.S. dollars in millions):

	Quarter ended		Six months ended
Net sales by geographic region:	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
North America	$680.9	$704.2	$1,335.7	$1,371.4
Europe	225.9	224.5	435.2	441.0
Asia	113.3	132.2	219.9	244.3
Middle East	93.6	100.6	192.9	202.4
Other	26.0	19.0	63.8	49.9
Totals	$1,139.7	$1,180.5	$2,247.5	$2,309.0

The following table indicates our net sales by product (U.S. dollars in millions) and, in each case, the percentage of the total represented thereby:

	Quarter ended				Six months ended
	June 28, 2024		June 30, 2023		June 28, 2024		June 30, 2023
Fresh and value-added products:
Fresh-cut fruit	$144.6	13%	$153.0	13%	$264.4	12%	$277.7	12%
Fresh-cut vegetables	85.0	7%	82.5	7%	166.4	7%	164.4	7%
Pineapples	169.0	15%	172.5	15%	332.6	15%	322.4	14%
Avocados	100.4	9%	74.7	6%	179.9	8%	139.4	6%
Non-tropical fruit	47.3	4%	41.4	3%	107.9	5%	102.7	4%
Prepared foods	66.9	6%	69.5	6%	136.4	6%	136.1	6%
Melons	28.1	2%	28.0	2%	81.3	4%	73.5	3%
Tomatoes	3.4	—%	5.3	—%	7.0	—%	10.7	—%
Vegetables	28.0	2%	32.0	3%	53.5	2%	58.5	3%
Other fruit and vegetables	21.4	2%	18.7	2%	41.4	2%	35.6	2%
Total fresh and value-added products	694.1	60%	677.6	57%	1,370.8	61%	1,321.0	57%
Banana	394.3	35%	448.8	38%	773.8	34%	873.9	38%
Other products and services	51.3	5%	54.1	5%	102.9	5%	114.1	5%
Totals	$1,139.7	100%	$1,180.5	100%	$2,247.5	100%	$2,309.0	100%

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

Certain of our derivative instruments contain provisions that require the current credit relationship between us and our counterparty to be maintained throughout the term of the derivative instruments. If that credit relationship changes, certain provisions could be triggered, and the counterparty could request immediate collateralization of derivative instruments in a net liability position above a certain threshold. The aggregate fair value of all derivative instruments with a credit-risk-related contingent feature that were in a liability position on June 28, 2024 less than $0.1 million. As of June 28, 2024, no triggering event has occurred and thus we are not required to post collateral.

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

Foreign Currency Hedges

Our results of operations and financial condition are exposed to fluctuations in currency exchange rates against the U.S. dollar, and we mitigate that exposure by entering into foreign currency forward contracts or foreign currency collars. A foreign currency collar consists of a written call option and a purchased put option to sell the foreign currency at a range of predetermined exchange rates. A foreign currency collar guarantees that the exchange rate of the currency will not fluctuate beyond the range of the options’ strike prices. Certain of our subsidiaries periodically enter into foreign currency forward contracts or foreign currency collars in order to hedge portions of forecasted sales or cost of sales denominated in foreign currencies, which generally mature within one year. At June 28, 2024, our foreign currency forward and collar contracts hedge a portion of our 2024 foreign currency exposure.

The foreign currency forward contracts and foreign currency collars qualifying as cash flow hedges were designated as single-purpose cash flow hedges of forecasted cash flows.

We had the following outstanding foreign currency contracts as of June 28, 2024 (in millions):

Foreign currency contracts qualifying as cash flow hedges:	Notional amount
Euro	EUR	64.1
British pound	GBP	2.7
Kenyan shilling	KES	1,052.2

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

Gains or losses on interest rate swaps are recorded in other comprehensive income and are subsequently reclassified into earnings as the interest expense on debt is recognized in earnings. At June 28, 2024, the notional value of the interest rate contract outstanding was $200.0 million, which is maturing in 2028. Subsequent to June 28, 2024, we agreed to terminate our outstanding interest rate swap in exchange for $7.3 million in cash proceeds, net of fees of approximately $0.2 million. Based on our assessment that the originally hedged cash flows associated with our variable rate borrowings remain probable, the gain recognized associated with the terminated interest rate swap will remain in accumulated other comprehensive loss subsequent to the termination and be reclassified to earnings through interest expense over the remaining life of the hedged items.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

The following table reflects the fair values of derivative instruments, which are designated as level 2 in the fair value hierarchy, as of June 28, 2024 and December 29, 2023 (U.S. dollars in millions):

	Derivatives designated as hedging instruments (1)
	Foreign exchange contracts		Interest rate swaps		Total
Balance Sheet location:	June 28, 2024	December 29, 2023	June 28, 2024	December 29, 2023	June 28, 2024	December 29, 2023
Asset derivatives:
Prepaid expenses and other current assets	$1.8	$0.1	$—	$2.1	$1.8	$2.2
Other noncurrent assets	—	—	9.1	5.8	9.1	5.8
Total asset derivatives	$1.8	$0.1	$9.1	$7.9	$10.9	$8.0

Liability derivatives:
Accounts payable and accrued expenses	$—	$0.4	$—	$—	$—	$0.4
Total liability derivatives	$—	$0.4	$—	$—	$—	$0.4

(1) See Note 14, “Fair Value Measurements,” for fair value disclosures.

As of June 28, 2024, we expect that $5.7 million of the net fair value of our cash flow hedges recognized as a net gain in accumulated other comprehensive loss, inclusive of amounts associated with our interest rate swap terminated after June 28, 2024, will be transferred to earnings during the next 12 months, and the remaining net gain of $5.0 million over the following 4 years, along with the earnings effect of the related forecasted transactions.

The following table reflects the effect of derivative instruments on the Consolidated Statements of Comprehensive Income for the quarters and six months ended June 28, 2024 and June 30, 2023 (U.S. dollars in millions):

	Net amount of gain (loss) recognized in other comprehensive income on derivatives
	Quarter ended		Six months ended
Derivative instruments	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Foreign exchange contracts	$1.4	$(0.4)	$5.1	$4.5
Interest rate swaps, net of tax	(0.4)	4.7	1.7	(0.2)
Total	$1.0	$4.3	$6.8	$4.3

Refer to Note 15, “Accumulated Other Comprehensive Loss,” for the effect of derivative instruments on the Consolidated Statements of Operations related to amounts reclassified from accumulated other comprehensive loss for the quarters and six months ended June 28, 2024 and June 30, 2023.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

The following table provides a summary of the fair values of our derivative financial instruments measured on a recurring basis (U.S. dollars in millions):

Fair value measurements
	Foreign currency forward contracts, net asset (liability)		Interest rate contracts, net asset
	June 28, 2024	December 29, 2023	June 28, 2024	December 29, 2023
Quoted prices in active markets for identical assets (Level 1)	$—	$—	$—	$—
Significant observable inputs (Level 2)	1.8	(0.3)	9.1	7.9
Significant unobservable inputs (Level 3)	—	—	—	—

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

Assets held for sale, which had a carrying amount of $10.9 million as of June 28, 2024, primarily consisted of $8.9 million related to a distribution facility in North America and $1.7 million related to an office and farm land in Central America. Assets held for sale are recognized at the lower of cost or fair value less cost to sell. The fair value measurements for our held for sale assets are generally based on Level 3 inputs, which include information obtained from third-party appraisals. Subsequent to June 28, 2024, we entered into an Agreement of Purchase and Sale to sell the distribution facility in North America for approximately $20.8 million. The sale, which is subject to customary closing conditions, is expected to close during the fourth quarter of 2024 subject to any acceleration or postponement as permitted under the agreement.

During the quarter ended June 28, 2024, we completed the sale of a European warehouse which was previously held for sale. In conjunction with this sale, we recorded a receivable of $4.2 million which was collected in July 2024. Additionally, during the six months ended June 28, 2024, we received proceeds of $17.8 million from the sale of assets previously held for sale. As a result, we recorded a gain on disposal of property, plant and equipment, net of $3.4 million for the quarter ended June 28, 2024 and $18.1 million for the six months ended June 28, 2024 related to assets previously held for sale.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

15.  Accumulated Other Comprehensive Loss

The following table includes the changes in accumulated other comprehensive loss by component (U.S. dollars in millions):

	Changes in Accumulated Other Comprehensive Loss by Component (1)
	Cash Flow Hedges		Foreign Currency Translation Adjustment		Retirement Benefit Adjustment	Total
	Six months ended June 28, 2024
Balance at December 29, 2023	$3.8		$(37.1)		$(10.0)	$(43.3)
Other comprehensive income (loss) before reclassifications	9.1	(3)	(6.7)	(2)	(1.4)	1.0
Amounts reclassified from accumulated other comprehensive loss	(2.3)		—		0.4	(1.9)
Net current period other comprehensive income (loss)	6.8		(6.7)		(1.0)	(0.9)
Balance at June 28, 2024	$10.6		$(43.8)		$(11.0)	$(44.2)

	Six months ended June 30, 2023
Balance at December 30, 2022	$6.0		$(36.0)		$(11.5)	$(41.5)
Other comprehensive income (loss) before reclassifications	6.3	(3)	2.7	(2)	(0.4)	8.6
Amounts reclassified from accumulated other comprehensive loss	(2.0)		—		0.4	(1.6)
Net current period other comprehensive income (loss)	4.3		2.7		—	7.0
Balance at June 30, 2023	$10.3		$(33.3)		$(11.5)	$(34.5)

(1) All amounts are net of tax and noncontrolling interest.
(2) Includes losses of $4.2 million and $0.4 million for the six months ended June 28, 2024 and six months ended June 30, 2023, respectively, on intra-entity foreign currency transactions that are of a long-term-investment nature.
(3) Includes a tax effect of $0.2 million and $1.4 million for the six months ended June 28, 2024 and six months ended June 30, 2023, respectively.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

The following table includes details about amounts reclassified from accumulated other comprehensive loss by component (U.S. dollars in millions):

	Amount of (gain) loss reclassified from accumulated other comprehensive loss
	June 28, 2024		June 30, 2023
Details about accumulated other comprehensive loss components	Quarter ended	Six months ended	Quarter ended	Six months ended	Affected line item in the statement where net income is presented
Cash flow hedges:
Designated as hedging instruments:
Foreign currency cash flow hedges	$(0.5)	$(0.8)	$(0.2)	$(0.3)	Net sales
Foreign currency cash flow hedges	0.9	3.1	—	2.2	Cost of products sold
Interest rate swaps	(2.0)	(4.6)	(2.2)	(3.9)	Interest expense
Total	$(1.6)	$(2.3)	$(2.4)	$(2.0)
Amortization of retirement benefits:
Actuarial losses	—	0.4	0.2	0.3	Other expense, net
Curtailment and settlement losses	0.4	0.7	0.1	0.1	Asset impairment and other charges, net
Total	$0.4	$1.1	$0.3	$0.4

16.  Shareholders’ Equity

Our shareholders have authorized 50,000,000 preferred shares at $0.01 par value, of which none were issued or outstanding at June 28, 2024, and 200,000,000 ordinary shares at $0.01 par value, of which 47,935,668 were issued and outstanding at June 28, 2024.

The below is a summary of the dividends paid per share during the six months ended June 28, 2024 and June 30, 2023. These dividends were declared and paid within the same fiscal quarter.

Six months ended
June 28, 2024		June 30, 2023
Dividend Payment Date	Cash Dividend per Ordinary Share	Dividend Payment Date	Cash Dividend per Ordinary Share
June 7, 2024	$0.25	June 9, 2023	$0.20
March 29, 2024	$0.25	March 31, 2023	$0.15

We paid $23.9 million in dividends during the six months ended June 28, 2024 and $16.8 million in dividends during the six months ended June 30, 2023.

On July 30, 2024, our Board of Directors declared a quarterly cash dividend of twenty-five cents ($0.25) per share, payable on September 6, 2024, to shareholders of record on August 15, 2024.

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

In addition, the invasion of Ukraine by Russia has led to further economic disruption and, while we do not operate in Ukraine and our operations in Russia are de minimis, the conflict has exacerbated inflationary costs, supply chain and logistical pressures that negatively impacted our business. Similarly, recent shipping disruptions in the Red Sea and surrounding waterways have created logistical pressures that have negatively impacted our business, including impacts to the availability of certain shipping routes resulting in increased shipping times. For example, during the second quarter of 2024, we recorded charges of $0.5 million related to shipments which were disrupted while travelling through the Red Sea. While we have taken actions to divert our shipping routes in order to minimize impacts on our business, we may not be able to mitigate the impact of additional write-offs or longer shipping routes if conditions deteriorate.

Based on the stabilization of inflation in certain key markets during the latter part of 2023, we do not anticipate further inflation-justified price increases and surcharges in 2024. We are actively monitoring region-specific macroeconomic factors to mitigate increases in our costs, if necessary.

Optimization Program

During fiscal 2020, we began a comprehensive review of our asset portfolio, which we continuously update, aimed at identifying non-strategic and underutilized assets to dispose of while reducing costs and driving further efficiencies in our operations (which we refer to as the "2020 Optimization Program"). As a result of the review, we identified assets across all of our regions, primarily consisting of underutilized facilities and land, which we made a strategic decision to sell. During the first three months of 2023, we completed the sales of various assets including two distribution centers and related assets in Saudi Arabia and an idle production facility in North America. Upon the closing of the sale of these assets in the first quarter of 2023, we completed the 2020 Optimization Program. Under the 2020 Optimization Program, we generated cash proceeds of approximately $156.4 million from the sale of non-strategic and underutilized assets.

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

Income Taxes

In connection with the examination of the tax returns in two foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing aggregating approximately $171.7 million (including interest and penalties) for tax years 2012 through 2016. We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities.

In one of the foreign jurisdictions, we are currently contesting tax assessments related to the 2012-2015 audit years and the 2016 audit year in both the administrative court and the judicial court. During 2019 and 2020, we filed actions contesting the tax assessment in the administrative office. Our initial challenge to each of these tax assessments was rejected, and we subsequently lost our appeals at the administrative court. We have subsequently filed actions to contest each of these tax assessments in the country’s judicial courts. In addition, we have filed a request for injunction to the judicial court to stay the tax authorities' collection efforts for these two tax assessments, pending final judicial decisions. The court granted our injunction with respect to the 2016 audit year, however denied our injunction with respect to the 2012-2015 audit years. We timely appealed the denial of the injunction, and on August 10, 2022 the appellate court overturned the denial and granted our injunction for the 2012-2015 audit years. Pursuant to local law, we registered real estate collateral with an approximate fair market value of $6.9 million in connection with the grant of the 2016 audit year injunction. This real estate collateral has a net book value of $3.8 million as of the quarter ended June 28, 2024. In addition, in connection with the grant of the 2012-2015 audit year injunction, we registered real estate collateral with an approximate fair market value of $29.0 million, and a net book value of $4.6 million as of the quarter ended June 28, 2024. The registration of this real estate collateral does not affect our operations in the country.

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

RESULTS OF OPERATIONS

Consolidated Financial Results

The following summarizes the more significant factors impacting our operating results for the 13-week periods and 26-week periods ended June 28, 2024 (also referred to as the “second quarter of 2024” and "first six months of 2024", respectively) and June 30, 2023 (also referred to as the “second quarter of 2023” and “first six months of 2023,” respectively).

	Quarter ended		Six months ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Net sales	$1,139.7	$1,180.5	$2,247.5	$2,309.0
Gross profit	113.2	116.8	195.4	213.8
Selling, general and administrative expenses	49.9	46.8	100.5	94.4
Operating income	68.2	72.1	112.2	146.5

Net sales - Net sales for the second quarter of 2024 was $1,139.7 million, compared with $1,180.5 million in the second quarter of 2023, and $2,247.5 million for the first six months of 2024 compared with $2,309.0 million for the first six months of 2023. The decrease in net sales for both periods was primarily due to lower banana net sales, driven by lower sales volume and per unit selling prices. The decrease was partially offset by an increase in net sales in the fresh and value-added product segment driven by higher pricing.

Gross profit - Gross profit for the second quarter of 2024 was $113.2 million, compared with $116.8 million in the second quarter of 2023, and $195.4 million for the first six months of 2024 compared with $213.8 million for the first six months of 2023. Gross profit for both periods was impacted by lower net sales, higher per unit production and procurement costs, which were partly driven by the negative impact of increased weather-related events, mainly high temperatures and low rainfall, in production areas in Central America and the Philippines, and the negative impact of fluctuations in exchange rates partially offset by lower ocean freight costs and higher per unit selling prices in the fresh and value-added product segment.

Gross profit for the second quarter of 2024 included $1.2 million of other product-related charges primarily related to charges of $0.5 million related to shipment disruptions in the Red Sea and $0.5 million in additional clean-up costs associated with the flooding of a seasonal production facility in Greece during the third quarter of 2023. For the first six months of 2024, gross profit included other product-related charges of $0.2 million, primarily related to the above mentioned charges and $1.2 million of severance charges from the outsourcing of certain functions of our fresh and value-added operations, partially offset by $2.2 million related to insurance recoveries associated with damages tied to the flooding of a seasonal production facility in Greece during the third quarter of 2023. There were no product-related charges during the second quarter of 2023. Gross profit in the first six months of 2023 included $1.8 million of other product-related charges mostly consisting of inventory write-offs in connection with the sale of two distribution centers in Saudi Arabia.

Selling, general and administrative expenses - Selling, general and administrative expenses for the second quarter of 2024 increased by $3.1 million, or 7%, when compared with the second quarter of 2023, and increased $6.1 million, or 6%, in the first six months of 2024 when compared with the first six months of 2023. The increase in both periods was primarily due to higher employee benefit and professional fees, primarily in North America and higher payroll, marketing and promotional activities in Europe and Africa, partially offset by a reduction in amortization of definite lived intangible assets due to the impairment of the carrying value of customer relationships and trade name intangible assets during the fourth quarter of 2023.

Gain on disposal of property, plant and equipment, net and subsidiary - The gain on disposal of property, plant and equipment, net and subsidiary for the second quarter of 2024 of $3.6 million primarily consisted of the sale of a warehouse in Europe. For the first six months of 2024, gain on disposal of property, plant and equipment, net and subsidiary of $18.3 million also included a $14.7 million gain on the sale of two idle facilities in South America.

The gain on disposal of property, plant and equipment, net and subsidiary for the second quarter of 2023 of $6.7 million primarily included a $3.8 million gain on the sale of our plastics business subsidiary in South America and gains on the sales of land assets in South and Central America. Partially offsetting the net gain was a loss on the disposal of low-yielding banana crops in Central America. For the first six months of 2023, gain on disposal of property, plant and equipment, net and subsidiary was $34.2 million and also included a $20.5 million gain on the sale of two distribution centers and related assets in Saudi Arabia and a $7.0 million gain on the sale of an idle production facility in North America.

Asset impairment and other (credits) charges, net - Asset impairment and other (credits) charges, net of $(1.3) million in the second quarter of 2024 primarily consisted of an insurance reimbursement related to fire damages at a warehouse in South America during the fourth quarter of 2023, partially offset by impairment charges of banana-related fixed assets in the Philippines. For the first six months of 2024, asset impairment and other (credits) charges, net of $1.0 million also included accruals related to (i) a settlement agreement with respect to a litigation matter by a former employee, net of insurance reimbursements and (ii) a reserve recorded due to a potential liability arising from our third-party logistics operations.

Asset impairment and other (credits) charges, net of $4.6 million in the second quarter of 2023 primarily consisted of impairment charges related to low productivity grape vine plantations in South America and idle land in Central America. In addition, the second quarter and first six months of 2023 also included expenses incurred in connection with a cybersecurity incident which occurred during the first quarter of 2023. The incident temporarily impacted certain of our operational and information technology systems resulting in incremental costs primarily related to the engagement of specialized legal counsel and other incident response advisors.

Operating income - Operating income decreased by $3.9 million in the second quarter of 2024 and decreased by $34.3 million in the first six months of 2024 when compared with the prior-year periods. The decrease in operating income was primarily due to lower gross profit and a higher gain on sale of assets in the prior-year period. The decrease was partially offset by higher asset impairment and other charges in the prior year period.

Interest expense - Interest expense was lower in the second quarter and first six months of 2024 when compared with the respective prior-year periods due to lower average debt balances, partially offset by higher interest rates.

Other (income) expense, net - Other (income) expense, net for the second quarter of 2024 was a gain of $2.3 million compared with a loss of $6.4 million in the second quarter of 2023. The change was primarily due to the equity earnings of an unconsolidated company within the food and nutrition sector and foreign currency gains during the current quarter as compared with foreign currency losses in the prior-year period.

Income tax provision - Income tax provision increased to $12.3 million for the second quarter of 2024 compared with $11.3 million for the second quarter of 2023 primarily due to increased earnings in certain higher tax jurisdictions partially offset by the prior year tax effects related to the sale of stock of a subsidiary and asset sales in Saudi Arabia and North America. Income tax provision decreased to $17.6 million for the first six months of 2024 compared with $20.9 million for the first six months of 2023. The decrease in the income tax provision was primarily due to decreased earnings in certain higher tax jurisdictions combined with the prior year tax effects related to the sale of stock of a subsidiary and asset sales in Saudi Arabia and North America.

Financial Results by Segment

The following table presents net sales and gross profit by segment (U.S. dollars in millions), and in each case, the percentage of the total represented thereby and gross margin percentage:

	Quarter ended
	June 28, 2024					June 30, 2023
Segment	Net Sales		Gross Profit		Gross Margin	Net Sales		Gross Profit		Gross Margin
Fresh and value-added products	$694.1	61%	$77.9	69%	11.2%	$677.6	57%	$62.1	53%	9.2%
Banana	394.3	35%	29.8	26%	7.6%	448.8	38%	50.5	43%	11.3%
Other products and services	51.3	4%	5.5	5%	10.7%	54.1	5%	4.2	4%	7.8%
Totals	$1,139.7	100%	$113.2	100%	9.9%	$1,180.5	100%	$116.8	100%	9.9%

	Six months ended
	June 28, 2024					June 30, 2023
	Net Sales		Gross Profit		Gross Margin	Net Sales		Gross Profit		Gross Margin
Fresh and value-added products	$1,370.8	61%	$133.9	69%	9.8%	$1,321.0	57%	$109.1	51%	8.3%
Banana	773.8	34%	51.5	26%	6.7%	873.9	38%	93.7	44%	10.7%
Other products and services	102.9	5%	10.0	5%	9.7%	114.1	5%	11.0	5%	9.6%
Totals	$2,247.5	100%	$195.4	100%	8.7%	$2,309.0	100%	$213.8	100%	9.3%

Second Quarter of 2024 Compared with Second Quarter of 2023

Fresh and value-added products

Net sales for the second quarter of 2024 were $694.1 million, compared with $677.6 million in the prior-year period. The increase in net sales was primarily a result of higher per unit selling prices of avocados and higher sales volume and per unit selling prices of non-tropical fruit. These increases were partially offset by lower net sales of vegetables and fresh-cut fruit due to lower sales volumes.

Gross profit for the second quarter of 2024 was $77.9 million, compared with $62.1 million in the prior-year period. The increase in gross profit was primarily driven by higher per unit selling prices partially offset by higher per unit production and procurement costs of avocados and the negative impact of fluctuations in exchange rates primarily due to a stronger Costa Rican colon and Mexican peso.

Gross profit for the second quarter of 2024 included $1.2 million of other product-related charges, primarily as a result of $0.5 million of charges related to shipment disruptions in the Red Sea and $0.5 million in additional clean-up costs associated with the flooding of a seasonal production facility in Greece during the third quarter of 2023.

Banana

Net sales for the second quarter of 2024 were $394.3 million, compared with $448.8 million in the prior-year period. The decrease in net sales was primarily a result of lower sales volume in North America due to competitive market pressures and lower sales volume and per unit selling prices in Asia due to decreased supply from the Philippines and the negative impact of fluctuations in exchange rates, primarily due to a weaker Japanese yen.

Gross profit for the second quarter of 2024 was $29.8 million, compared with $50.5 million in the prior-year period. The decrease in gross profit was principally driven by lower net sales, higher per unit production and procurement costs, and the negative impact of fluctuations in exchange rates due to a stronger Costa Rican colon, partially offset by lower distribution and ocean freight costs. Gross margin decreased to 7.6% compared with 11.3% in the prior-year period.

Other products and services

Net sales for the second quarter of 2024 were $51.3 million, compared with $54.1 million in the prior-year period. The decrease in net sales was due to the sale of our plastic products business in the second quarter of 2023.

Gross profit was $5.5 million for the second quarter of 2024, compared with $4.2 million in the prior-year period. The increase in gross profit was primarily a result of higher per unit selling prices in our poultry and meats business. Gross margin increased to 10.7% from 7.8% in the prior-year period.

First Six Months of 2024 Compared with First Six Months of 2023

Fresh and value-added products

Net sales for the first six months of 2024 were $1,370.8 million, compared with $1,321.0 million in the prior-year period. The increase in net sales was primarily a result of higher sales volume of pineapples and melons, and higher per unit selling prices of avocados and non-tropical fruit. These increases were partially offset by lower net sales of fresh-cut fruit due to lower sales volumes.

Gross profit for the first six months of 2024 was $133.9 million, compared with $109.1 million in the prior-year period. The increase in gross profit was primarily driven by higher per unit selling prices and lower ocean freight costs partially offset by higher per unit production and procurement costs of pineapple and avocados and the negative impact of fluctuations in exchange rates primarily due to a stronger Costa Rican colon and Mexican peso.

Gross profit for the first six months of 2024 included $0.2 million of other product-related charges comprised primarily $1.2 million of severance charges from the outsourcing of certain functions of our fresh and value-added operations and $0.5 million of charges related to shipment disruptions in the Red Sea, partially offset by $1.6 million of insurance recoveries, net of expenses, associated with damages tied to the flooding of a seasonal production facility in Greece during the third quarter of 2023. Gross profit for the first six months of 2023 included $1.7 million of other product-related charges comprised of inventory write-offs due to the sale of two distribution centers in the Saudi Arabia. Gross margin increased to 9.8% compared with 8.3% in the prior-year period.

Banana

Net sales for the first six months of 2024 were $773.8 million, compared with $873.9 million in the prior-year period. The decrease in net sales was primarily a result of lower volume in North America due to competitive market pressures and service level issues in the first two months of the year, and lower sales volume and per unit selling prices in Asia due to a decrease in supply from the Philippines and the negative impact of fluctuations in exchange rates primarily due to a weaker Japanese yen.

Gross profit for the first six months of 2024 was $51.5 million, compared with $93.7 million in the prior-year period. The decrease in gross profit was primarily a result of lower net sales, higher per unit production costs, and the negative impact of fluctuations in exchange rates due to a stronger Costa Rican colon, partially offset by lower distribution and ocean freight costs. Gross margin decreased to 6.7% compared with 10.7% in the prior-year period.

Other products and services

Net sales for the first six months of 2024 were $102.9 million, compared with $114.1 million in the prior-year period. The decrease in net sales was primarily due to the sale of our plastics subsidiary during the prior-year period and lower net sales of our third-party ocean freight services as a result of lower rates driven by a competitive market environment.

Gross profit for the first six months was $10.0 million compared with $11.0 million in the prior-year period. The decrease in gross profit was primarily a result of lower rates in our third-party ocean freight services. Gross margin increased to 9.7% from 9.6% in the prior-year period.

Liquidity and Capital Resources

Fresh Del Monte Produce Inc. is a holding company whose only significant asset is the outstanding capital stock of our subsidiaries that directly or indirectly own all of our assets. We conduct all of our business operations through our subsidiaries. Accordingly, as of June 28, 2024, our principal sources of liquidity were (i) cash generated from operations of our subsidiaries, (ii) our combined $806 million of credit facilities, including $750 million associated with our amended senior unsecured revolving credit facility, with an available capacity of approximately $499 million and (iii) existing cash and cash equivalents of $37.8 million. The loan commitments under our credit facilities can be used for working capital or other general corporate purposes. On a long-term basis, we will continue to rely on our credit facilities for any long-term funding not provided by cash generated from operations of our subsidiaries.

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

A summary of our cash flows is as follows (U.S. dollars in millions):

	Six months ended
	June 28, 2024	June 30, 2023
Summary cash flow information:
Net cash provided by operating activities	$143.7	$132.7
Net cash provided by investing activities	1.6	73.7
Net cash used in financing activities	(144.3)	(180.2)
Effect of exchange rate changes on cash	3.0	0.4
Net increase in cash and cash equivalents	4.0	26.6
Cash and cash equivalents, beginning	33.8	17.2
Cash and cash equivalents, ending	$37.8	$43.8

Operating Activities

Net cash provided by operating activities was $143.7 million for the first six months of 2024 compared with $132.7 million for the first six months of 2023, an increase of $11.0 million. The increase was primarily attributable to working capital fluctuations, mainly driven by higher levels of accounts payable and accrued expenses, mainly driven by the timing of period end payments to suppliers, and lower levels of accounts receivable driven by the timing of collections of accounts receivable. The impact of these changes were partially offset by lower net income during the first six months of 2024 as compared to the first six months of 2023.

At June 28, 2024, we had working capital of $572.2 million, compared with $603.7 million at December 29, 2023, a decrease of $31.5 million. The decrease in working capital was primarily due to (i) a decrease in growing crop and finished goods inventory, primarily due to seasonal variations and (ii) an increase in income taxes and other taxes payable due to increased earnings in certain higher tax jurisdictions in the current period. Partially offsetting the decrease in working capital was (a) higher levels of trade accounts receivable due to seasonal variations and (b) lower levels of accounts payable and accrued expenses, mainly driven by the timing of period end payments to suppliers.

Investing Activities

Net cash provided by investing activities for the first six months of 2024 was $1.6 million, compared with net cash provided by investing activities of $73.7 million for the first six months of 2023. Net cash provided by investing activities for the first six months of 2024 primarily consisted of proceeds from the sale of property, plant and equipment of $21.1 million which mainly related to the sale of two facilities in South America, insurance recoveries received for damage to property, plant and equipment of $5.7 million primarily associated with damages tied to the flooding of a seasonal production facility in Greece during the third quarter of 2023, and installment payments received from the sale of our plastics business subsidiary in South America during the prior year.

Partially offsetting the net cash provided by investing activities for the first six months of 2024 were capital expenditures of $20.7 million which mainly included expenditures related to investments in our operations and production facilities in North America benefiting both our fresh and value-added products and banana segments, including expenditures related to automation and technology initiatives, and improvements to our pineapple operations in Kenya. Net cash provided by investing activities for the first six months of 2024 is also offset by $4.5 million in investments in unconsolidated companies in the food and nutrition sector that align with our long-term strategy and vision.

Net cash provided by investing activities for the first six months of 2023 primarily consisted of proceeds from the sale of property, plant and equipment of $96.8 million which mainly related to the sales of two distribution centers in Saudi Arabia and an idle production facility in North America, and land assets in South and Central America. Partially offsetting the net cash provided by investing activities were capital expenditures of $18.9 million which mainly related to (i) improvements to our pineapple operations in Central America and Kenya, (ii) investments in our operations and production facilities in North America benefiting both our fresh and value-added products and banana segments, including expenditures related to automation and technology initiatives, and (iii) improvements to our value-added production facilities in Europe and the Middle East. Net cash used in investing activities for the first six months of 2023 also reflects $3.7 million in investments in unconsolidated companies in the food and nutrition sector that align with our long-term strategy and vision.

Financing Activities

Net cash used in financing activities for the first six months of 2024 was $144.3 million, compared with $180.2 million for the first six months of 2023. Net cash used in financing activities for the first six months of 2024 primarily consisted of net repayments on debt of $115.0 million and dividends paid of $23.9 million.

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

The 2024 Amended Credit Facility contains similar financial covenants to those included within the Second A&R Credit Agreement. Specifically, it requires us to maintain 1) a Consolidated Leverage Ratio of not more than 3.75 to 1.00 at any time during any period of four consecutive fiscal quarters, subject to certain exceptions and 2) minimum Consolidated Interest Coverage Ratio of not less than 2.25 to 1.00 as of the end of any fiscal quarter. Additionally, it requires us to comply with certain other covenants, including limitations on capital investments, the amount of dividends that can be paid in the future, the amounts and types of liens and indebtedness, material asset sales, and mergers. Under the 2024 Amended Credit Facility, we are permitted to declare or pay cash dividends in any fiscal year up to an amount that does not exceed the greater of (i) an amount equal to (1) the greater of (A) 50% of the Consolidated Net Income (as defined in the 2024 Amended Credit Facility) for the immediately preceding fiscal year or (B) $25 million (the "Base Dividend Basket") plus (2) commencing in the fiscal year ending December 26, 2025 any portion of the Base Dividend Basket not used in the immediately preceding fiscal year, or (ii) the greatest amount which would not cause the Consolidated Leverage Ratio (determined on a pro forma basis as of the date of declaration or payment) to exceed 3.50 to 1.00. It also provides an allowance for stock repurchases to be an amount not exceeding the greater of (i) (A) $50,000,000 (the "Base Redemption Basket") plus (B) commencing in the fiscal year ending December 26, 2025, any portion of the Base Redemption Basket not used in the immediately preceding fiscal year or (ii) the greatest amount which would not cause the Consolidated Leverage Ratio (determined on a pro forma basis as of the date of such repurchase) to exceed 3.50 to 1.00. As of June 28, 2024, we were in compliance with all the covenants contained in the 2024 Amended Credit Facility.

In addition to the indebtedness under our 2024 Amended Credit Facility, our material cash requirements include contractual obligations from other working capital facilities and lease obligations. Refer to Note 8. "Debt and Finance Lease Obligations" of the accompanying unaudited consolidated financial statements for more information regarding these material cash requirements.

As of June 28, 2024, we had $499.3 million unused borrowing capacity, net of letters of credit and guarantees, primarily under the 2024 Amended Credit Facility.

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

Contractual Obligations

As of June 28, 2024, there were no material changes in our commitments or contractual obligations as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 29, 2023.

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K for the fiscal year ended December 29, 2023. There were no material changes to these critical accounting policies or estimates during the second quarter of 2024.

Fair Value Measurements

Our results of operations and financial condition are exposed to fluctuations in currency exchange rates against the U.S. dollar, and we mitigate that exposure by entering into foreign currency forward contracts. Certain of our subsidiaries periodically enter into foreign currency forward contracts in order to hedge portions of forecasted sales or cost of sales denominated in foreign currencies which generally expire within one year. During the quarter ended June 28, 2024, we entered into a foreign currency collar contract to hedge portions of our cost of sales denominated in the Kenyan shilling. A foreign currency collar consists of a written call option and a purchased put option to sell the foreign currency at a range of predetermined exchange rates. A foreign currency collar guarantees that the exchange rate of the currency will not fluctuate beyond the range of the options’ strike prices. The fair value of our foreign currency cash flow hedges was a net asset position of $1.8 million as of June 28, 2024 compared to a net liability position of $0.3 million as of December 29, 2023 due to the relative strengthening or weakening of exchange rates when compared to contracted rates.

Our results of operations and financial condition are exposed to fluctuations in variable interest rates, and we mitigate that exposure by entering into interest rate swaps from time to time. During 2018, we entered into interest rate swaps in order to hedge the risk of the fluctuation on future interest payments related to a portion of our variable rate borrowings through 2028. The fair value of our interest rate swap cash flow hedges was an asset position of $9.1 million as of June 28, 2024 compared to an asset position of $7.9 million as of December 29, 2023. The change in value was due to the relative increase in variable interest rates when compared to the rates as of December 29, 2023. Subsequent to June 28, 2024, we agreed to terminate our outstanding interest rate swap in exchange for $7.3 million, net of fees of approximately $0.2 million.

We enter into derivative instruments with counterparties that are highly rated and do not expect a deterioration of our counterparty’s credit ratings; however, the deterioration of our counterparty’s credit ratings would affect the Consolidated Financial Statements in the recognition of the fair value of the hedges that would be transferred to earnings as the contracts settle. We expect that $5.7 million of the net fair value of our cash flow hedges recognized as a net gain in accumulated other comprehensive loss, inclusive of amounts related to our interest rate swap terminated subsequent to June 28, 2024, will be transferred to earnings during the next 12 months and the remaining net gain of $5.0 million over a period of approximately 4 years, along with the earnings effect of the related forecasted transactions.

The fair value of the banana reporting unit's goodwill and the prepared food reporting unit's goodwill and remaining trade names and trademarks are highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets. We disclosed the sensitivity related to the banana reporting unit's goodwill and the prepared food reporting unit's goodwill and trade names and trademarks in our Annual Report on Form 10-K for the year ended December 29, 2023. During the quarter ended June 28, 2024, we did not record impairment charges associated with these reporting units or trade names and trademarks, however we continue to monitor their performance.

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
•our expectation regarding the exploration and timing of strategic alternatives for our Mann Packing business
•our expectations regarding the impact on our business operations of any geopolitical conflicts, including the as a result of the Red Sea conflict;
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
•our exposure to political, economic and other risks from operating a multinational business, which could have a material adverse effect on our results and financial condition;
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

Item 4.        Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 28, 2024. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Such officers also confirm that there were no changes to our internal control over financial reporting during the quarter ended June 28, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

Tax related matters

In connection with the examination of the tax returns in two foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing aggregating approximately $171.7 million (including interest and penalties) for tax years 2012 through 2016. We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities.

In one of the foreign jurisdictions, we are currently contesting tax assessments related to the 2012-2015 audit years and the 2016 audit year in both the administrative court and the judicial court. During 2019 and 2020, we filed actions contesting the tax assessment in the administrative office. Our initial challenge to each of these tax assessments was rejected, and we subsequently lost our appeals at the administrative court. We have subsequently filed actions to contest each of these tax assessments in the country’s judicial courts. In addition, we have filed a request for injunction to the judicial court to stay the tax authorities' collection efforts for these two tax assessments, pending final judicial decisions. The court granted our injunction with respect to the 2016 audit year, however denied our injunction with respect to the 2012-2015 audit years. We timely appealed the denial of the injunction, and on August 10, 2022 the appellate court overturned the denial and granted our injunction for the 2012-2015 audit years. Pursuant to local law, we registered real estate collateral with an approximate fair market value of $6.9 million in connection with the grant of the 2016 audit year injunction. This real estate collateral has a net book value of $3.8 million as of the quarter ended June 28, 2024. In addition, in connection with the grant of the 2012-2015 audit year injunction, we registered real estate collateral with an approximate fair market value of $29.0 million, and a net book value of $4.6 million as of the quarter ended June 28, 2024. The registration of this real estate collateral does not affect our operations in the country.

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

California Air Resource Board

On December 21, 2022, the California Air Resource Board ("CARB") issued a Notice of Violation ("NOV") to the Company regarding violations of certain California anti-air pollution regulations by three non-shore capable vessels that were subject to a time charter by us from an unrelated non-U.S. third party. We are cooperating with and assisted CARB in its audits for the alleged violations during 2021. While a formal proceeding by CARB has not been filed, we are discussing a settlement with CARB directly. During the six months ended June 28, 2024, we accrued expenses of $0.5 million as a contingent reserve which are included in asset impairments and other charges, net in the Consolidated Statements of Operations. This amount is in addition to a $0.4 million contingent reserve accrued as of December 29, 2023 related to this matter.

For more information, see Note 9. "Commitments and Contingencies" to the Consolidated Financial Statements included in Part I, Item 1. Financial Statements.

Item 5.        Other Information

Rule 10b5-1 Trading Plans

During the quarter ended June 28, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
_____________________
*    Furnished herewith.
**    Filed herewith.
***    Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 28, 2024 and December 29, 2023, (ii) Consolidated Statements of Operations for the quarters and six months ended June 28, 2024 and June 30, 2023, (iii) Consolidated Statements of Comprehensive Income for the quarters and six months ended June 28, 2024 and June 30, 2023, (iv) Consolidated Statements of Cash Flows for the six months ended June 28, 2024 and June 30, 2023, (v) Consolidated Statements of Shareholders' Equity and Redeemable Noncontrolling Interest for the quarters and six months ended June 28, 2024 and June 30, 2023 and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fresh Del Monte Produce Inc.

Date:	August 2, 2024	By:	/s/ Mohammed Abbas
Mohammed Abbas
Executive Vice President & Chief Operating Officer (Duly Authorized Officer)

		By:	/s/ Monica Vicente
Monica Vicente
Senior Vice President & Chief Financial Officer (Principal Financial Officer)