Form 10-K
period 2024-12-27
FRESH DEL MONTE PRODUCE INC
filed 2025-02-24
CIK 1047340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2024

 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .

Commission file number 333-07708

FRESH DEL MONTE PRODUCE INC.
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands			N/A
(State or Other Jurisdiction of Incorporation or Organization)			(I.R.S Employer Identification No.)

c/o H&C Corporate Services Limited			N/A
P.O. Box 1569, 6th Floor, Athena Tower, 71 Fort Street
George Town,	Grand Cayman,	KY1-1110
Cayman Islands
(Address of Registrant’s Principal Executive Offices)			(Zip Code)
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

 Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No   ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of Ordinary Shares held by non-affiliates at June 28, 2024, the last business day of the registrant’s most recently completed second quarter, was $739,018,246 based on the number of shares held by non-affiliates of the registrant and the reported closing price of Ordinary Shares on June 28, 2024 of $21.85.

As of February 14, 2025, there were 47,940,300 ordinary shares of Fresh Del Monte Produce Inc. issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant’s definitive Proxy Statement for the 2025 Annual General Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year are incorporated by reference in Part III of this report.

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
◦fresh-cut fruit in the United States, Japan, South Korea, and the United Kingdom;
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

•Banana

•Other products and services - includes our third-party freight and logistic services business, our Jordanian poultry and meats business and our biomass initiatives.

We market and distribute our products to retail stores, club stores, convenience stores, wholesalers, distributors and foodservice operators in more than 80 countries around the world. North America is our largest market, accounting for 59% of our net sales in 2024. Our other major markets are Europe, the Middle East (which includes North Africa) and Asia. Our net sales by region for the year 2024 are depicted in the chart below.

2024 Net Sales by Region
Other
2%
Middle East
9%
Asia
10%
Europe
20%
North America
59%

We produce, source, distribute and market a broad array of fresh produce, primarily under the Del Monte® brand, as well as under other proprietary brands, such as UTC® and Rosy®. We also produce, distribute and market prepared fruits and vegetables, juices, beverages and snacks under the Del Monte® brand, as well as other proprietary brands, such as Just Juice®, Fruitini®, Pinkglow®, Del Monte Zero®™, Honeyglow®, Rubyglow®, Honey Miniglow®, Bananinis®, and other regional trademarks in North America, Europe, Africa and the Middle East. We also distribute under the Mann Packing family of brands in North America including Mann®™, Mann's Logo®, Nourish Bowls®, Broccolini® and Caulilini®.

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

Sourcing and Production

A graphic depicting our geographic sales and sourcing operations as of the end of 2024 is shown below.

We source our fresh produce products primarily from Central and South America, North America, and the Philippines, and our prepared food products from Africa, Europe, and the Middle East. We also produce, market and distribute certain prepared food products in North America based on our agreement with Del Monte Pacific Limited and its subsidiary Del Monte Foods, Inc.

Our products are sourced from company-controlled operations and through supply contracts with independent producers. In 2024, 51% of the fresh produce we sold was grown on company-controlled farms and the remaining 49% was acquired primarily through supply contracts with independent growers. Costa Rica is our most significant sourcing location representing approximately 37% of our total sales volume of fresh produce products and where 38% of our property, plant and equipment was located in 2024.

Fresh and value-added products

Our fresh and value-added products segment includes sales of the following product categories:

Fresh-cut produce (fresh-cut fruit and fresh-cut vegetables)

Our fresh-cut produce sales in 2024 represented 20% of our total net sales. Our largest selling market for our fresh-cut products was North America, which accounted for 71% of our fresh-cut fruit sales and 81% of our fresh-cut vegetable sales in 2024. We also sold fresh-cut produce in Europe, Asia, and the Middle East.

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

Our fresh-cut fruit products include pineapples, melons, grapes, citrus, apples, mangoes, kiwis and other fruit items. We believe that our experience in this market coupled with our sourcing and logistics capabilities and the Del Monte® brand have enabled us to become a leading supplier of fresh-cut fruit to the supermarket, convenience and club store channels in the United States. Our offerings in North America also include a broad variety of fresh-cut vegetable products.

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

Pineapples

We believe that we are the leading marketer of fresh pineapples in the United States and a leading marketer worldwide based on internally generated data. Our pineapple net sales in 2024 represented 15% of our total net sales, and were primarily concentrated in North America (accounting for 60% of our total pineapple sales), followed by Europe (22%), Asia (10%), and the Middle East (8%).

Our Del Monte Gold® Extra Sweet pineapple, which was launched in 1996 as a then-new variety, has an enhanced taste, golden shell color, and bright yellow flesh and has replaced other traditional pineapple varieties in popularity and demand. The production and sale of premium pineapples in the market has also led to increased competition. In recent years, we have continued our efforts to innovate our product lines, including with the launch of our proprietary Pinkglow® pineapple in 2020 and with the relaunch of our Honeyglow® pineapple in 2021. In 2022, as a further showcase of our diverse product line in the pineapple space, we announced the launch of our Del Monte Zero™ carbon neutral pineapple, which provides consumers with a unique opportunity to support climate-conscious produce. This new pineapple product line extension is grown in Costa Rica and has been certified as sustainably grown by a third-party certification body. In January 2024, we launched our Rubyglow® pineapple, debuting exclusively in China and later in the United States, which features a red exterior and bright yellow flesh as part of our expansion into the market. We expect to launch our Rubyglow® pineapple in Europe in early 2025.

Pineapples are grown in tropical and sub-tropical locations. The principal production and procurement areas for our pineapples are Costa Rica, the Philippines, and Kenya.

Pineapples have a long growing cycle of 18 months and require re-cultivation after one to two harvests. Growing pineapple requires a higher level of capital investment, as well as greater agricultural expertise as compared to bananas. Given the complexity of pineapple cultivation relative to our bananas, a higher percentage of the fresh pineapples we sell (77% by volume in 2024) is produced on company-controlled farms.

Avocados

Avocado net sales represented 8% of our total net sales during 2024. Avocados are one of the fastest growing produce items in the United States. According to a USDA report, the quantity of avocados available per person, a proxy for consumption, has tripled over the past two decades. Additionally, The Packer, a leading fresh produce publication, reported over the most recent three years that an average of approximately 42% of consumers in the U.S. purchased avocados over the same time period. During 2024, our largest selling market for avocados was North America, which made up 98% of our avocado net sales. We believe opportunity exists to expand our avocado net sales in international markets.

Our avocados are sourced principally from Mexico where we have our own sourcing operations and sorting and packing facility, ensuring a consistent supply of high-quality avocados year-round. Our supply of avocados are supplemented from independent growers in the United States, Colombia, and Peru.

Prepared Foods

Prepared foods net sales represented 7% of our total net sales during 2024. We have a royalty-free, perpetual license to use the Del Monte® trademark in connection with the production, manufacture, sale and distribution of prepared food, including beverages, in over 100 countries throughout Europe, Africa, the Middle East and certain Central Asian countries. We can also produce, market and distribute certain prepared food products in North America based on our agreement with Del Monte Pacific Limited. The Del Monte® brand has a reputation with both consumers and retailers for value, quality and reliability and is considered a premier brand in many Western European markets. In addition to under the Del Monte® label, our prepared food products are also sold under the buyers’ own private label for major retailers.

Our prepared food products include prepared pineapple, peaches, fruit cocktail, pears, tomatoes, and other fruits and vegetables, as well as fruit juices, various meals and snacks, guacamole, and industrial products such as fruit in the form of purees, pulps and concentrates for further processing. In North America, we also produce and market an array of prepared vegetable offerings such as vegetable trays with dip, salad kits, and ready-to-use veggie kits created for air fryers.

Our prepared pineapple products are primarily sourced from our facility in Kenya while our prepared deciduous and tomato products are primarily sourced from our facility in Greece and from independent producers. We expect to continue investing in new product development to increase revenue and maintain market leadership in our prepared foods category.

Banana

Bananas are the leading internationally traded fresh fruit in terms of volume and dollar sales and one of the best-selling fresh fruits in the United States. According to a 2024 publication by The Packer, bananas were the most popular item in the produce department, purchased by 83% of consumers in the U.S. over the past twelve months.

We believe that we are the third-largest marketer of bananas in the United States and a leading marketer in other markets worldwide, based on internally generated data. Our banana net sales in 2024 represented 34% of our total net sales, and were primarily concentrated in North America (accounting for 46% of our total banana sales), followed by Europe (25%), Asia (18%), and the Middle East (9%). Our ability to provide our customers with a year-round supply of high-quality Del Monte® bananas is important to maintaining our existing customer relationships and attracting new customers. Our position as a volume shipper of bananas has also allowed us to make regular shipments of a wide array of other fresh produce, such as pineapples, melons and plantains, and has positioned us to expand our third-party ocean freight services, thereby reducing our average per-box logistics costs and maintaining higher quality produce with a longer shelf life.

Bananas have a relatively short growing cycle and are grown in tropical locations with humid climates and heavy rainfall, such as Central and South America, the Caribbean, Asia and Africa. Bananas are grown throughout the year in these locations, although demand and prices fluctuate based on the relative supply of bananas and the availability of seasonal and alternative fruit.

We produce bananas on Company-controlled farms in Costa Rica, Guatemala, the Philippines, Panama and Brazil, and we purchase bananas from independent growers in Guatemala, the Philippines, Ecuador, and Colombia. In 2024, we produced approximately 47% of the banana volume we sold on Company-controlled farms, and we purchased the remainder from independent growers. Although our supply contracts are primarily long-term, we also make purchases in the spot market, primarily in Ecuador. In Ecuador and Costa Rica, there are minimum export prices for the sale of bananas, which are established and reviewed on a periodic basis by the respective governments.

In the Philippines, we purchase the majority of our bananas through long-term contracts with independent growers. Approximately 95% of our Philippine-sourced bananas are supplied by one grower, representing 12% of the Philippines banana industry volume in 2024. In the Philippines, we have leased approximately 4,000 hectares of land where we have planted approximately 3,055 hectares of bananas for the Asia and the Middle East markets.

Additionally, in early 2023, we announced a multi-year collaboration agreement with a United Arab Emirates-based ("UAE") firm to supply our Middle East and North Africa markets with bananas grown in Somalia, which is expected to begin in 2025. During the late 1980s and early 1990s, Somalia was a main hub for banana exports to these regions.

Other Products and Services

Included in our other products and services segment is our third-party freight and logistic services business, our Jordanian poultry and meats business and our biomass initiatives.

Our third-party freight and logistic services business leverages our supply chain assets, including our shipping vessels, warehouses and cold storage infrastructure as part of our efforts to expand our portfolio of services. Our third-party ocean freight services business, which we rebranded as “Network Shipping” during 2022, operates as a hybrid shipping line/cargo owner and seeks to offer customers flexible and dependable access to routes between Costa Rica, Ecuador, Guatemala, Peru and the U.S. Our six refrigerated container vessels, which were delivered in 2020 and 2021, have allowed us to continue expanding this ancillary business, and provide meaningful contribution to our profitability. The business began by allowing us to optimize the excess capacity on our ships’ outbound and return voyages to and from our product sourcing locations as a way to generate incremental revenue and reduce our overall shipping costs. We have opened agencies in the U.S., Guatemala, Costa Rica, Ecuador and Peru to support the expansion of this business and better serve our customers, including by enabling better end-to-end solutions such as cold storage services at port locations and cross-docking services in addition to our ocean freight services.

In addition, during 2022, we announced a range of new logistic services in North America, including inland freight, cross-docking, cold storage and warehousing services in an effort to further leverage our supply chain network within the region and optimize the productivity of our assets.

Our Jordanian poultry and meats business includes a vertically-integrated poultry business, including poultry farms, hatcheries, a feed mill, a slaughterhouse and a meat processing plant.

Our biomass initiatives include a Kenyan biofertilizer plant, which will use residues from the Company's pineapple cannery to create different types of biomass products for internal use and third-party sales to other growers. During 2024, we entered into a joint venture with a leading producer of biotechnical solutions as part of our biomass initiatives, which will leverage the use of our pineapple byproducts to produce biomass products.

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

As of the year ended 2024, we transported our fresh produce to markets using our fleet of one chartered and ten owned ships, and four port facilities in the United States. We also transport our products to destinations around the world using third-party container lines that cover destinations that we do not service directly with our own fleet. Included in our ten owned ships are six refrigerated container ships that we received in 2020 and 2021. These fuel-efficient vessels have allowed us to continue generating logistics cost savings, expanding our third-party ocean freight business, and ensuring the freshness and quality of our products. In addition, we operated a fleet of approximately 11,000 refrigerated containers. We operated 33 distribution centers globally, generally with cold storage and banana ripening facilities in our key markets worldwide, including the United States, South Korea, the UAE, Saudi Arabia and Hong Kong. We also operated 18 fresh-cut facilities in the United States, the United Kingdom, Japan, South Korea, the UAE, Kuwait, and Saudi Arabia, some of which are located within our distribution centers. In addition, we own or lease other related equipment, including approximately 355 trucks and refrigerated trailers used to transport our fresh produce in the United States. In the Middle East, we own or lease approximately 161 trucks used to deliver fresh produce, prepared food, and poultry products to customers.

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

Sales and Marketing

The Del Monte® brand has been used to identify premium produce products for over 130 years and is recognized by consumers worldwide for quality, freshness and reliability. We employ a variety of marketing tools, including advertising, public relations and promotions to reinforce our brand equity with consumers and the trade. Depending on the product and market, we also provide technical, logistical and merchandising support aimed at safeguarding the superior quality of our products to the ultimate consumer. Our sales and marketing activities are conducted by our sales force located at our sales offices worldwide and at each of our distribution centers. Our commercial efforts are supported by marketing professionals located in key markets and regional offices. A key element of our sales and marketing strategy is to use our distribution centers and fresh-cut facilities to provide value-added services to our customers. We actively support our customers through technical training in the handling of fresh produce, category management, in-store merchandising support, joint promotional activities, market research, inventory and other logistical support.

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

During 2024, one customer, Walmart, Inc. (including its affiliates), accounted for approximately 9% of our total net sales. These sales are reported in our banana and fresh and value-added products segments. No customer accounted for 10% or more of our net sales in 2024. In 2024, our top 10 customers accounted for approximately 32% of our net sales.

North America

In 2024, 59% of our net sales were in North America where we have established a highly-integrated sales and marketing network that builds on our ability to control transportation and distribution throughout our extensive logistics network. We operate a total of 22 distribution centers and fresh-cut facilities within North America. Our distribution centers have ripening capabilities and/or other value-added services. Within North America we also operate four port facilities, which include cold storage capabilities, and own an avocado packing facility in Uruapan, Mexico.

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

Europe

In 2024, 20% of our net sales were in Europe where we distribute our fresh produce and prepared food products. Our fresh produce products are distributed to leading retail chains, smaller regional customers as well as to wholesalers and distributors through direct sales and distribution centers. In the United Kingdom, we have a sales office in Staines, England and operate a fresh-cut facility in Wisbech, England. In France we outsource our banana ripening activities to third-parties, while our sales and marketing function is performed internally. Similarly, in Germany, our sales and marketing function is performed internally and our ripening operations were outsourced to a service provider beginning in 2022. In the Netherlands, Spain, Portugal, Italy and Poland, we have sales and marketing entities that perform direct sales of our fresh produce products.

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

Middle East and North Africa

In 2024, 9% of our net sales were in the Middle East and North Africa. In this region, we distribute our products through independent distributors and company-operated distribution facilities.

Our leased distribution and manufacturing center in Dubai, UAE has just-in-time delivery capabilities and includes fresh-cut fruit and vegetable operations, an ultra-fresh juice manufacturing operation and prepared foods distribution. In Saudi Arabia, through our 60%-owned joint venture, we lease two distribution centers with fresh-cut fruit, vegetable and salad operations, and prepared foods manufacturing of frozen potatoes, and ultra-fresh juices. One of the distribution centers is located in Riyadh, the capital city of Saudi Arabia, and the other distribution center is located in Jeddah, the second largest city in Saudi Arabia.

In the UAE and in Saudi Arabia, we also distribute our products using our own innovative retail concept through our Food and Beverage (F&B) stores. These F&B stores are small retail kiosks selling our fresh-cut produce, juice and other prepared food products and are strategically located in airports, schools, hospitals and inside hyper-markets.

In Jordan, we own a vertically-integrated poultry business including poultry farms, hatcheries, a feed mill, a slaughterhouse and a meat processing plant. As part of our vertical integration and expansion strategy in this region, we developed a 10-hectare ultra-modern hydroponic greenhouse in Jordan to supply lettuce to our fresh-cut facilities, and where we also have a fresh-cut processing center for supplying lettuce to the Jordan market. We have one F&B store in Jordan.

In Qatar, we have a sales and marketing office to serve the expanding brand presence in the country. In Turkey, our sales office located in Mersin is responsible for sourcing various types of fruit serving our units across the region in addition to selling and distributing a range of prepared food products to distributors. We have a leased facility to service the Kuwaiti market with our fresh produce products and fresh-cut fruit, fresh-cut vegetables and salads. We also have an office in Morocco, which distributes our products locally and exports locally-sourced fresh produce, allowing us to further expand our coverage in the North Africa Region. We believe that the Middle East, North Africa and Central Asian countries represent an area for sales growth and development of our fresh and prepared food products. Utilizing our extensive knowledge of this region, we plan to continue capitalizing on this opportunity with increased focus in these markets.

Asia

In 2024, 10% of our net sales were in Asia. We distribute our products in Asia through direct marketing and large distributors. Our principal markets in this region are Japan, South Korea, mainland China and Hong Kong.

•In Japan, we distributed 100% of the products we sold in 2024 through our own direct sales and marketing organization and we operated three fresh-cut facilities. Our products are distributed from four distribution centers located at strategic ports in Japan, which include cold storage.
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

Quality Assurance

To ensure the consistent high quality of our products, we have quality assurance operations placed throughout our global operations under the guidance of our corporate quality assurance team and the direction of our regional quality assurance leadership. These quality assurance teams maintain and enforce detailed quality specifications for all our products so that they meet or exceed our high-quality standards and any applicable regulatory requirements. Our specifications require extensive sampling of our fresh produce at each stage of the production and distribution process using external appearance, internal quality, size, color, porosity, translucency, sweetness and other criteria. Our goal is that only fresh produce meeting our stringent quality specifications is sold under the Del Monte® and Mann® brands.

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

As an indication of our worldwide commitment to quality, food safety, and sustainability, many of our operations are third party certified in globally recognized standards developed for the safe and sustainable production and distribution of quality foods. All of our global fresh-cut operations are certified with at least one of the internationally recognized audit schemes, Global Food Safety Initiative (GFSI), that include PrimusGFS, BRCGS, FSSC 22000, and Global GAP. We ensure that we comply with local, regional, and country-specific regulations specific to our global operations sites; farm, packing, processing, and storage. In the United States, our operations are in compliance with the requisite programs defined by the Food and Drug Administration’s (FDA) Food Safety Modernization Act. All of our operations that produce or handle high risk foods (tomatoes, melons or leafy greens) apply Hazard Analysis & Critical Control Points (“HACCP”) and Good Manufacturing Practice (GMP) principles. HACCP is a management system in which food safety is addressed through the analysis and control of biological, chemical and physical hazard from raw material harvesting, packing, cooling; processing and handling, storage and distribution.

Our certification also includes SCS Global Services’ Sustainably Grown Certified and the Sustainable Agriculture Network’s Rain Forest Alliance for sustainable agriculture and food production.

The transition to a low-carbon economy also presents us with commercial opportunities such as the increasing demand for sustainable products. In response to this, we introduced Del Monte Zero®™ in 2023, our carbon-neutral pineapple as certified by SCS Global Services. As part of this effort, we invested in conserving over 8,000 hectares of forest in Costa Rica.

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

Research and Development and Intellectual Property

Our research and development programs have led to improvements in agricultural and growing practices, as well as product packaging and technology. These programs are directed mainly at reducing the cost and risk of pesticides by fostering the use of natural biological agents to control pests and diseases, testing new varieties of our principal fruit varieties for improved crop yield and resistance to diseases, and improving post-harvest handling. We have been seeking to increase the productivity of low-grade soils for improved banana growth and experimenting with various other types of fresh produce. Our research and development efforts are conducted by our staff of professionals and include studies conducted in laboratories, as well as on-site field analysis and experiments. We have research teams directing or actively involved in the development of new fruit varieties in the United States, Costa Rica, and Brazil. Recent research and development projects include the development of our proprietary Rubyglow® pineapple (patented as Vintage Ruby™), a partnership with the University of Granada regarding the use of fruit residues for medical and non-medical applications, and studies surrounding our biomass initiatives at our Kenyan biofertilizer plant.

We have the exclusive right to use the Del Monte® brand for fresh fruit, fresh vegetables and other fresh and fresh-cut produce and certain other specified products on a royalty-free basis under a worldwide, perpetual license from Del Monte Foods Corporation II Inc., an unaffiliated company that owns the Del Monte® trademark. Del Monte Corporation and several other unaffiliated companies manufacture, distribute and sell under the Del Monte® brand canned or processed fruit, vegetables and other produce, as well as dried fruit, snacks and other products. Our licenses allow us to use the trademark “Del Monte®” and the words “Del Monte” in association with any design or logotype associated with the brand. The licenses also give us certain other trademarks and trademark rights, on or in connection with the production, manufacture, sale and distribution of fresh fruit, fresh vegetables, other fresh produce and certain other specified products. In addition, the licenses allow us to use certain patents and trade secrets in connection with the production, manufacture, sale and distribution of our fresh fruit, fresh vegetables, other fresh produce and certain other specified products.

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

We sell produce under several other brands for which we have obtained registered trademarks, including UTC®, Rosy®, Just Juice®, Fruitini® and Honeyglow®, Pinkglow®, Rubyglow®, among many others.

We also sell products under the Mann Packing family of brands including Mann®, Mann's Logo®, Nourish Bowls®, Broccolini® and Caulilini®.

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

	Year ended
	December 27, 2024	December 29, 2023
Net sales:
First quarter	$1,107.9	$1,128.5
Second quarter	1,139.7	1,180.5
Third quarter	1,019.5	1,003.1
Fourth quarter	1,013.2	1,008.6
Total	$4,280.2	$4,320.7
Gross profit:
First quarter	$82.3	$97.0
Second quarter	113.2	116.8
Third quarter	93.8	74.4
Fourth quarter	68.7	62.5
Total*	$357.9	$350.7
*Due to rounding, the sum of the quarterly amounts may not equal the reported amounts for the full year.

Human Capital Management

We believe in nurturing people, from consumers eating our products to our employees, suppliers, customers and the communities in which we live and work.

Employees

Our employees are our greatest asset and are directly responsible for our success in delivering fresh, quality products to consumers. Our current workforce is comprised of approximately 7,499 full-time, salaried employees and 26,299 full-time, hourly employees. Additionally, as of December 27, 2024, we employed over 6,088 seasonal, hourly employees, who enable us to pack our in-season fruits and vegetables. Approximately 81% of our workforce is employed in production locations. We provide our employees with competitive fixed and/or variable pay, and for eligible employees, we currently provide access to health and retirement benefits. In each of our regions, we work with local officials to calculate fair wages for our team members. We are competitive with local practices, and on average, we pay above minimum wage at our farms in Central America, Kenya, and the Philippines.

Diversity and Inclusion

We strive to foster a culture of diversity and inclusion (“D&I”) so all employees feel respected and no employee feels discriminated against. We are proud of the diversity throughout our organization and especially in our leadership team, of which 42% identify as Hispanic, 25% identify as Middle Eastern, 25% identify as Caucasian, and 8% identify as Asian. We embrace diversity throughout our company as we have employees across multiple generations and many different backgrounds. In 2023, we led an employee engagement survey in North America which showed a 76% inclusion score, indicating positive feedback on contributing to a broader purpose and commitment to diversity. We believe a diverse workforce fosters innovation and cultivates an environment of unique perspectives. As a result, D&I helps us meet the needs of our customers around the world.

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

Globally, we launch and support a variety of projects each year, from providing clean water, to funding schools, to planting trees. We work together with our team members and communities to tackle the issues they face in each of the regions we are proud to call home and are committed to doing all that we can to preserve, protect and grow programs and infrastructure that help them thrive. Our efforts, to date, include:

•Planting and donating more than 2.5 million trees in our operations and our communities;
•Supporting 53,000 students and adult learners with educational opportunities since 2018;
•Aiding in sanitation and health efforts across the globe, including conducting medical service events by providing medical consultations, free medicines, eye check-ups and other services;
•Distributing food and non-food relief items to families effected by severe tropical storms in the Philippines; and
•Donating resources to install electrical meters in Kenya which provided daytime electricity access to more than 1,800 housing units in the community.

Workforce Governance

Our Board of Directors (the "Board") currently oversees all human capital resources. Our Governance Committee currently oversees our policies and programs related to sustainability, risk management, cybersecurity oversight, corporate social responsibility and the environment. Additionally, our Compensation Committee is dedicated to carrying out incentive programs and working with our employees to strategically align talent within the Company. Within our Compensation Committee, our Chief Human Resources Officer is responsible for advising and providing insight to best practices regarding human resource issues.

Availability of Reports and Additional Information

Our legal name is Fresh Del Monte Produce Inc., and we use the commercial name Del Monte Fresh Produce. We are an exempted holding company, incorporated under the laws of the Cayman Islands on August 29, 1996. At December 27, 2024, the close of our most recent fiscal year, members of the Abu-Ghazaleh family directly owned approximately 30.7% of our outstanding Ordinary Shares.

Our principal executive office is located at P.O. Box 1569, 6th Floor, Athena Tower, 71 Fort Street, George Town, Grand Cayman, KY1-1110, Cayman Islands. The address of our U.S. executive office is c/o Del Monte Fresh Produce Company, 241 Sevilla Avenue, Coral Gables, Florida 33134. Our telephone number at our U.S. executive office is (305) 520-8400. Our Internet address is www.freshdelmonte.com. We make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), on our website under “Investor Relations - SEC Filings,” as soon as reasonably practicable after we file electronically such material with, or furnish it to, the United States Securities and Exchange Commission (the “SEC”). Information on our website is not a part of this Report on Form 10-K. Copies of our annual report may be obtained, free of charge, upon written request to Attention: Investor Relations, c/o Del Monte Fresh Produce Company, 241 Sevilla Avenue, Coral Gables, Florida 33134.

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

As a producer, marketer and distributor of produce, we rely on raw materials, packaging materials, labor, distribution resources and transportation capacity. During recent years we have experienced elevated commodity and supply chain costs, including the costs of raw materials, packaging materials, labor, energy, fuel, transportation and other inputs necessary for the production and distribution of our products. In addition, many of these types of materials and costs are subject to price fluctuations related to a number of factors, other than inflation, such as market conditions, weather, energy costs, currency fluctuations, supplier capacities, regulatory changes, governmental actions, import and export requirements (including tariffs), regulatory changes and acts of war or international conflict (such as the ongoing conflict in the Middle East, between Russia and Ukraine and shipping disruptions in the Red Sea). The price and availability of various commodities can significantly affect our costs. For example, the price of fuel used in our shipping operations, including fuel used in ships that we own or charter, is an important variable component of transportation costs. Further, while it is uncertain what actions the second term of the Trump administration may adopt or steps that may be implemented, President Trump has signaled an intent to proceed with the imposition of tariffs on countries with which the U.S. trades, which could lead to corresponding punitive actions and retaliatory tariffs by such countries. These actions may further boost U.S. inflation, resulting in an increase in the cost of manufacturing food produce, reduced customer purchasing power, increased price pressure, and reduced or cancelled orders and increased supply chain costs.

We may not be able to pass along any resulting price increases to our consumers to help offset elevated costs, which could materially and adversely affect our profitability. Increased product prices may result in reductions in sales volume if consumers are less willing to pay a price differential for our branded products and instead elect to purchase lower-priced offerings or forgo some purchases altogether, during an economic downturn especially if inflation further reduces consumer purchasing power. To the extent that price increases are not sufficient to offset these increased costs adequately or in a timely manner or if they result in significant decreases in sales volume, our business, financial condition or operating results may be adversely affected. Furthermore, we may not be able to offset any cost increases through productivity initiatives or through our commodity hedging activity.

Our profit margins for many of our products, including bananas, pineapples, avocados and other fresh produce, are volatile and we may not be able to increase prices to address cost increases.

Our profitability depends on the profit margins and sale volumes of bananas, pineapples, avocados and other fresh produce. Market prices of bananas, pineapples, avocados and other fresh produce are volatile and difficult to predict because they are affected by various factors, including their availability and quality in the marketplace, imbalances of supply and demand and import regulations. In addition, a significant portion of our cost of goods for these products is production and logistics costs which are based on, amongst others, the prices of fuel, labor, fertilizers, inland freight and packing materials, which are out of our control. Consequently, increases in these costs materially and adversely affect our margins for these products, including increases due to the inflationary pressures discussed above. If we are unable to increase our pricing to reflect these increased costs our profit margins will be adversely affected. Additionally, any retail price increases realized may not sufficiently reverse the reduced profit margins and could result in loss of sales if our competitors do not also increase their prices. These cost pressures will likely continue to negatively impact our profitability in the future, and we cannot predict their extent or duration.

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

The food industry in the United States and in many international markets has significantly consolidated in the past twenty years and continues to consolidate. For example, in March 2024 Aldi completed its acquisition of Winn-Dixie and Harveys Supermarket. Based on the increased size and buying leverage as a result of consolidation, entities (i) can exert significant downward pricing pressure on marketers and/or distributors, such as us, which inhibits our ability to adequately respond to inflationary changes, (ii) can impose additional costs on us that are the type typically borne by the retailer, wholesaler or distributor and (iii) have the ability to launch private label food products that compete with us. If we are unable to successfully manage these relationships, our financial results may be materially and adversely affected.

We are subject to material currency exchange risks because our operations involve transactions denominated in various currencies, which could negatively affect our operating results.

We conduct business around the world and regularly transact in foreign currencies. Consequently, our results of operations, as expressed in U.S. dollars, may vary significantly because of fluctuations in currency exchange rates. Such disparities are particularly crucial to our business because we incur a significant portion of our costs and our net sales in foreign currencies (nearly 32% of our sales in fiscal 2024). We are generally unable to adjust our sales prices locally to compensate for fluctuations in the exchange rate of the U.S. dollar and a given foreign currency. There is also a time lag between the moment we incur costs and the moment we collect payments for our products. We periodically utilize forward or collar contracts to hedge against a portion of our exposure to currency fluctuations, but we may at times be unable to agree to favorable terms or agree to terms that do not adequately offset currency fluctuations. Accordingly, if the U.S. dollar appreciates relative to the foreign currencies in which we receive sales proceeds, our operating results may be negatively affected. Our costs are also affected by fluctuations in the value, relative to U.S. dollar, of the currencies of the countries in which we have significant production operations. A weaker U.S. dollar may result in increased costs of production abroad.

Risks Related to Our Business and Operations

The loss of one or more of our largest customers, or a reduction in the level of purchases made by these customers, could negatively impact our sales and profits.

Sales to Walmart, Inc., our largest customer, amounted to approximately 9% of our total net sales in fiscal 2024, and our top 10 customers collectively accounted for approximately 32% of our total net sales. We expect that a significant portion of our revenues will continue to be derived from a small number of customers. We believe these customers make purchasing decisions based on a combination of price, product quality, consumer demand, customer service performance, desired inventory levels and other factors that may be important to them. Changes in our customers' strategies or purchasing patterns, including a reduction in the number of brands they carry, may adversely affect our sales. Customers may also reduce their purchases from us because of price increases. Additionally, our customers may face financial difficulties, including bankruptcy, or disruptions to their operations which may cause them to reduce their level of purchases from us or render them unable to satisfy their outstanding credit balances on a timely basis. If sales of our products to one or more of our largest customers are reduced or we are unable to collect payment, our business, financial condition and results of operations may be adversely affected.

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

We depend on independent growers and key suppliers to obtain products and raw materials. In the Philippines, we purchase most of our bananas through long-term contracts with independent growers. Approximately 12% of our banana net sales in 2024 were supplied by one grower in the Philippines. Termination of our relationships with our key suppliers could adversely affect our business. Additionally, we may enter into seasonal purchase agreements committing us to purchase fixed quantities of produce at fixed prices. We may suffer losses if we fail to sell such fixed quantities of produce. Any of these factors could materially and adversely affect our business, financial condition and results of operations.

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

We are diversifying our product lines through expansion of our service offerings to include a higher proportion of value-added products and services, such as the preparation of fresh-cut produce, ripening, customized sorting and packing, direct-to-store delivery and in-store merchandising and promotional support. For instance, in 2024, we announced the offering of our Rubyglow® pineapple, a red-shelled pineapple, which began selling in China and later North America during the year.

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

As we continue to diversify our product lines, we may increasingly incorporate products that may contain genetically modified organisms (“GMOs”) or be gene-edited in varying proportions. For example, our proprietary Pinkglow® pineapple is sourced from genetically modified pineapple plants. The success of these products will in large part depend on the market acceptance of these products in the areas that we operate. In the future, we may be forced to utilize GMO or gene-edited products in response to adverse market conditions, including disease, climate change or rising costs, if such products are the only viable alternatives. For example, as a result of TR4 spreading into new growing regions, we may need to deploy GMO or gene-edited bananas resistant to the disease to maintain a viable supply of bananas to our key markets. If adverse public opinion about GMO or gene-edited products predominates, we may be unable to sell such products in certain key markets, adversely affecting our business, financial condition and results of operations. For more information about TR4, see “Risk Factors - Our agricultural plantings are potentially subject to damage from crop disease or insect infestations, which could adversely impact our operating results and financial condition.”

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

Adverse information about our brand, whether or not true, may be instantly and easily posted on social media platforms at any time, especially given the rise of influencer marketing in the food industry. The harm may be immediate without affording us an opportunity for redress or correction. We also share the Del Monte® brand with unaffiliated companies that manufacture, distribute and sell canned or processed fruit and vegetables, dried fruit, snacks and other products. Acts or omissions by these companies, including an instance of food-borne contamination or disease, may adversely affect the value of the Del Monte® brand. As a result, our reputation and the value of the Del Monte® brand may be adversely affected by negative consumer perception.

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

During recent years, including 2024, we have made investments in unconsolidated companies within the food, nutrition, and agricultural technology sectors, as well as in other minority investments. In the future, we may continue investing in similar companies that align with our long-term strategy and vision. There can be no assurance that we will achieve returns or benefits from these current or future investments. Under certain circumstances, significant declines in the fair values of these investments may require the recognition of other-than-temporary impairment losses. We may lose all or part of our investment relating to such companies if their value decreases as a result of their financial performance or for any other reason.

A sustained lack of profitability could cause us to incur impairment charges of our intangible and long-lived assets and/or record valuation allowances against our deferred tax assets.

If we incur operating losses for a sustained period of time, the carrying value of our goodwill, other intangible assets and long-lived assets could be impaired. We review for impairment annually or if indicators of impairment manifest. In particular, the goodwill associated with our banana reporting unit and the goodwill, trade names, and trademarks associated with our prepared foods reporting unit are highly sensitive to differences between estimated and actual cash flows and changes in the discount rates used to evaluate their fair value. If these reporting units do not perform as expected, the goodwill and other intangible assets associated with these reporting units may be at risk of impairment in the future. Additionally, we record impairments on long-lived assets, including definite-lived intangible assets, when indicators of impairment are present and the estimated undiscounted cash flows of those assets are less than the assets’ carrying amount. Certain definite-lived intangible assets related to our fresh and value-added products segment are sensitive to changes in estimated cash flows. If future developments result in estimated cash flows that are less than currently estimated levels, these assets could be impaired. If incurred, future impairment of our intangible and/or long-lived assets could have a material adverse effect on our results of operations. During 2024, we incurred impairment charges to goodwill in our vegetable reporting unit of $1.4 million. Similarly, during 2023 we incurred impairment charges to intangible and long-lived assets in our fresh and value-added segment of $109.6 million and to goodwill in our prepared foods reporting unit of $21.6 million. These impairment charges were incurred as a result of a decline in actual and projected performance and cash flows.

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

Furthermore, changes of leadership at the FDA and the United States Department of Agriculture (the "USDA") amid a change in the food regulatory landscape shaped by the Trump administration's Make America Healthy Again movement may have a large impact on the food industry, including new rules governing nutrition and food date labeling. For example, the FDA issued a final rule on additional traceability recordkeeping requirements, which will be effective January 20, 2026, designed to facilitate faster identification and rapid removal of potentially contaminated food.

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
•Regulations on imports and exports by the USDA;
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

In addition, as an ocean logistics operator, we are subject to numerous federal, state and local laws and regulations in the U.S., as well as laws and regulations internationally, relating to safety, cabotage, and equipment standards that are costly to comply with and expose us to liability. We are also subject to environmental laws and regulations, including those relating to air quality initiatives at port locations; air emissions; wastewater discharges; the transportation, handling and disposal of solid and hazardous materials, oil and oil-related products, hazardous substances and wastes; the investigation and remediation of contamination; and health, safety and the protection of the environment and natural resources. These laws and regulations provide for substantial fines, as well as criminal and civil penalties, in the event of any violations of, or non-compliance with, their requirements. We have in the past received notices from the California Air Resource Board alleging violations of certain California anti-air pollution regulations by ships that were subject to a time charter by us from an unrelated non-U.S. third party. While in the past we were able to settle matters for an immaterial amount, mitigation strategies or contingency plans to remain in compliance with such laws and regulations in the future may be unsuccessful or may result in additional costs which could adversely affect our business. Further, any changes in applicable laws and regulations, including their enforcement, interpretation or implementation that result in more stringent requirements than currently anticipated, as well as any new laws and regulations that are adopted could impose significant additional costs and limitations on our ability to operate.

Environmental, social and governance matters and any related reporting obligations may impact our businesses.

U.S. and international regulators, investors and other stakeholders are increasingly focused on environmental, social and governance matters. For example, new domestic and international laws and regulations relating to environmental, social and governance matters, including environmental sustainability and climate change, human capital management and cybersecurity, are under consideration or being adopted, such as the European Union's CSRD, California's Climate Corporate Data Accountability Act and Climate Related Financial Risk Act, and the SEC's Enhancement and Standardization of Climate-Related Disclosures, which include or may include specific, target-driven disclosure requirements or obligations. Our response will require increased costs to comply, the implementation of new reporting processes, entailing additional compliance risk, a skilled workforce and other incremental investments. We expect to experience increased compliance burdens and costs to meet the regulatory obligations included in these regulatory frameworks.

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

Additionally, the European Union (EU) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (OECD) Pillar Two Framework which will be effective for the Company for the 2025 fiscal year. A significant number of other countries are expected to also implement similar legislation with varying effective dates in the future. The Company is continuing to evaluate the potential impact on future periods of the Pillar Two Framework, pending legislative adoption by additional individual countries. The Company may not be able to completely mitigate the impact of the legislation, which could have an adverse material effect on our financial condition, results of operations and cash flows.

In addition, adverse outcomes from tax audits in any of our major tax or operating jurisdictions, such as the U.S., Luxembourg, Switzerland, Costa Rica, Guatemala, Kenya or Japan, could materially adversely impact our operating results. For example, in connection with a current examination of the tax returns in three of these foreign jurisdictions, the taxing authorities have issued income tax deficiencies primarily related to transfer pricing aggregating approximately $231.9 million (including interest and penalties) for tax years 2012 through 2021. We strongly disagree with the proposed adjustments and we expect to exhaust all administrative and judicial remedies necessary to resolve the matters. However, these matters may not be resolved in our favor, and an adverse outcome of either matter, or any future tax examinations involving similar assertions, could have a material effect on our financial condition, results of operations and cash flows.

Risks Related to Environmental Concerns/Agricultural Operations

Our agricultural plantings are potentially subject to damage from crop disease or insect infestations, which could adversely impact our operating results and financial condition.

Fresh produce is vulnerable to crop disease and insect infestations, which vary in severity and effect based on the stage of production, the type of treatment applied and climatic conditions. Such diseases or infestations may adversely affect our supply of fresh produce items, reduce our sales volumes, increase our production costs or impair our ability to ship products as planned. For example, we previously ceased pineapple production in Brazil due to the Pineapple Fusariosis disease that became widespread in the region and in 2019, we detected Banana Fusarium Wilt Tropical Race 4 (“TR4”), a serious vascular crop disease, infecting one of our principal products, the Cavendish variety of bananas, in some areas of Southeast Asia where we source our products. TR4 and other vascular crop diseases cause low-yielding banana crops, which has and may in the future result in impairment charges. We remain concerned that these crop diseases could affect Southeast Asia and other growing regions like Latin America, which could lead to the destruction of all or a portion of the banana crops. We are working with agricultural experts and qualified agencies to monitor and prevent the spread of TR4 and develop contingency plans and as a result we have incurred, and will continue to incur, costs to improve our prevention strategies and to identify solutions to the spread of the disease, which may adversely impact our operating profit. Despite our efforts, we may be unable to prevent the spread of TR4. A long-term reduction in the supply of bananas or other important crops could lead to increased costs, decreased revenue, and charges to earnings that may adversely affect our business, financial condition and results of operations.

In response to crop diseases and insect infestations, in addition to working on prevention, we are involved in efforts to develop varietals of affected crops to minimize the long-term effect of these diseases. The costs associated with these efforts may be material and there are no assurances that the research will result in varietals that are resistant to the targeted disease or infestation or, even if resistant, will be accepted by consumers or regulators to the same extent as their predecessor crop. For example, through our partnership with Queensland University of Technology we are seeking to develop a replacement to the Cavendish variety of banana that appeals broadly to consumers and is resistant to TR4. However, this research is still on-going. Furthermore, we have recently developed a pineapple varietal in Brazil that we believe will be resistant to Pineapple Fusariosis, however, the success of this varietal and its acceptance in the market will take multiple seasons to confirm. If our research efforts do not yield results that are effective and accepted by consumers, our future operations and business may be adversely affected.

Adverse weather, natural disasters and other conditions affecting the environment, including the effects of climate change, could result in substantial losses and weaken our financial condition.

Fresh produce is vulnerable to adverse weather conditions, which are common but difficult to predict. The effects of natural disasters may be intensified by the ongoing global climate change. Severe weather conditions have and are expected to continue to adversely affect our supply of one or more fresh produce items, reduce our sales volumes, increase our unit production costs or prevent or impair our ability to ship products as planned. In the past four years, we have been impacted by severe weather conditions such as hurricanes, severe rainstorms and flooding that have resulted in inventory write-offs and asset impairment charges ranging from $1.4 million to $2.7 million, and we could incur similar or greater costs in the future due to such events. When severe weather, natural disasters, and other adverse environmental conditions (i) destroy crops planted on our farms or our suppliers’ farms or (ii) prevent us from exporting these crops on a timely basis, we may lose our investment in those crops and/or our costs of purchased fruit may increase. These risks can be exacerbated when a substantial portion of our production of a specific product is grown in one region, provided by a limited number of suppliers, or when it endangers one of our primary products.

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

Our businesses rely on sophisticated systems to obtain, rapidly process, analyze and manage data. We rely on these systems to, among other things, facilitate communications with our growers, distributors and customers; receive, process and ship orders on a timely basis, and to maintain accurate and up-to-date operating and financial data for the compilation of management information. The cyber threat landscape is growing increasingly complex and rapidly evolving, particularly considering growing geopolitical tensions. Any damage by unforeseen events or system failure which causes interruptions to the input, retrieval and transmission of data or increase in the service time, whether caused by human error, natural disasters, power loss, computer viruses, intentional acts of vandalism, various forms of cybercrimes including and not limited to hacking, ransomware, intrusions and malware or otherwise, could disrupt our normal operations. We also hold the sensitive personal data of our current and former employees, as well as proprietary information about our business, including strategic plans and intellectual property.

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

Cybersecurity attacks may also result in the unauthorized access to or release of intellectual property, trade secrets and confidential business or otherwise protected information and corruption of our data. Such information could be leaked to competitors or the public which may result in a loss of competitive position and market share. We also have personal confidential information stored in our systems which, if stolen or leaked, could result in significant financial and legal risk, including the risk of litigation or regulatory penalties under data protection legislation in the territories in which we operate, such as the General Data Protection Regulation (EU) 2016/679 (the “GDPR”) or the California Consumer Privacy Act in the U.S. (“CCPA”). A cybersecurity incident that resulted in the disclosure of personal confidential information could lead to state or federal enforcement actions or private causes of action which could result in fines, penalties, judgments or other liabilities. Although we strive to comply with all applicable privacy laws, it is possible we could be subject to enforcement actions and litigation alleging non-compliance. In such cases, the cost to remediate any damages to our information technology systems that we may suffer in connection with a cyber-attack could be significant.

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

Although we have implemented processes and technologies to help identify, protect, detect, respond and recover from the above cybersecurity and privacy risks, these measures may not succeed in preventing or limiting the impact of such risks. Moreover, actual or anticipated attacks may require us to incur incremental costs to hire additional personnel, purchase additional protection technologies, maintain or pay deductibles under our cyber incident insurance, replace existing software and hardware, train employees and engage third-party experts and consultants, which could negatively impact our operating income. We may also become exposed to potential liabilities with respect to the data that we collect, manage and process, and future investigations, lawsuits or adverse publicity relating to our methods of handling data could adversely affect our business due to the costs and negative market reaction relating to such developments.

We have invested in industry appropriate protections and monitoring practices of our data and information technology to reduce these risks and continue to monitor our systems on an ongoing basis for any current or potential threats. There can be no assurance, however, that our efforts will prevent breakdowns or breaches to our information systems or the third-party technology providers’ databases or systems that could adversely affect our business.

Our operations and reputation may be impaired if our information technology systems fail to perform adequately.

Our information technology systems are critical to our business. We rely on our information technology systems, some of which are or may be managed, hosted by or outsourced to third party service providers, to manage our business data, communications, supply chain, order entry and fulfillment and other business processes. For example, we partnered with a third-party software provider to improve our third party freight and logistic services. If we do not allocate and effectively manage the resources necessary to build, sustain and protect appropriate information technology systems and infrastructure, or we do not effectively implement system upgrades or oversee third-party service providers, our business or financial results could be negatively impacted. In such cases, we may have to operate manually, which may result in considerable delays in the delivery of our products to our customers, damage to our perishable products or interruption to other key business processes. Additionally, our customers could refuse to continue to do business with us and prematurely terminate or seek to reduce or modify our existing contracts resulting in a significant adverse effect on our business. Cybersecurity attacks may cause reputational damage, which could cause a significant decline in consumer preference for our products in certain geographic regions or globally and could potentially reduce our market share. If our information technology systems fail to perform as we anticipate, we may experience transaction or reporting errors, processing inefficiencies and the loss of sales and customers, causing our business and results of operations to suffer.
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

Our current credit facility bears interest at a variable rate, which will generally change as interest rates change. We also have various leases, and may enter into future equipment leases, with costs that increase as interest rates increase. Interest rates rose significantly in 2022 and 2023 in response to inflationary pressures in the U.S. and world economies. While inflationary pressures eased to some extent in 2024, the Federal Reserve decreased interest rates as compared to 2023. However, it is uncertain what impact the actions that the second term of the Trump administration may adopt or steps that may be implemented by the Treasury Department may have on the macroeconomic conditions of the U.S., if the Federal Reserve decides to pause interest rate cuts due to resurging inflation on account of policy changes. We have previously utilized interest rate swaps to hedge against our exposure to interest rate fluctuations, but we may at times be unable to agree to favorable terms or agree to terms that do not adequately offset interest rate fluctuations. Accordingly, we bear the risk that the rates we are charged by our lenders and lessors will increase faster than the earnings and cash flow of our business, which could reduce profitability and adversely affect our ability to service our debt, or cause us to breach covenants contained in our credit agreement or leases, which could materially adversely affect our business, financial condition and results of operations.

Risks Related to Our Corporate Structure
Our principal shareholders are able to significantly influence all matters requiring shareholder approval.

Members of the Abu-Ghazaleh family, including our Chairman and Chief Executive Officer and one of our directors, are our principal shareholders. As of February 14, 2025, they together directly owned 30.7% of our outstanding Ordinary Shares, and our Chairman and Chief Executive Officer holds, and is expected to continue to hold, an irrevocable proxy to vote all of these shares. We expect our principal shareholders to continue to use their interest in our Ordinary Shares to influence the direction of our management, the election of our directors and to determine substantially all other matters requiring shareholder approval. The concentration of our beneficial ownership may delay, deter, or prevent a change in control, may discourage bids for the Ordinary Shares at a premium over their market price and may otherwise adversely affect the market price of the Ordinary Shares.

Our organizational documents contain certain anti-takeover provisions that could delay, deter or prevent a change in control.

Various provisions of our organizational documents and Cayman Islands law may delay, deter or prevent a change in control of us that is not approved by our Board. These provisions include:
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

Our cybersecurity policies, standards, processes, and practices are designed to provide reasonable information security given the integrated nature of our organization, our third-party relationships, and the geographic regions we operate in. With this multi-layered approach, we aim to mitigate cybersecurity vulnerabilities across all aspects of our operations. Our approach to cybersecurity is grounded in the NIST Cybersecurity Framework v2.0, a nationally recognized and adaptable model that aligns with our goals, and addresses the following key areas:

◦Cross-Functional Approach and Disclosure Committee: We have implemented a cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of cybersecurity incidents so that decisions regarding the disclosure and reporting of such material incidents may be made by management in a timely manner. Cybersecurity incidents are reported to the Company's Management Disclosure Committee to review and assess the materiality of the cybersecurity incident.
◦Identify, Protect and Detect: We have designed and implemented an industry standard security architecture, policies and procedures applying least privilege, and third-party monitoring of security controls of our core enterprise systems.
◦Response and Recovery: Working with our third-party security operations center, we maintain an incident response plan to timely, consistently and compliantly address any cyber event that may occur and have a designated Incident Response Team consisting of representatives from select business functions which is led by our Vice President of Information Technology ("VP of IT"), who is also in charge of information security, and our Chief Global Privacy Officer ("CPO"). We regularly test our incident response plan, conduct compliance audits, annual tabletop exercises, vulnerability assessments, and where necessary engage third parties to assist with these audits and assessments, as well as mitigation and remediation options and plans.
◦Third-Party Risk Management: We rely on the representations and certifications of key partnerships with suppliers recognizing these third-party relationships introduce additional cybersecurity risks. To address these third-party risks, we have established strict criteria for technology supplier selection.
◦Education and Awareness: We provide regular, mandatory training for personnel regarding cybersecurity threats to educate and empower our workforce to be vigilant against threat actors and actively participate in cybersecurity efforts.

Cybersecurity governance

Board Oversight

Our Board believes a strong cybersecurity strategy is vital to protect our business operations, sustain our control environment and honor our data protection obligations. Our Board has delegated to its Governance Committee the responsibility for monitoring the effectiveness of the Company's internal cybersecurity program and coordinates its findings with the company Audit Committee. The VP of IT and various members of the Incident Response Team report on cybersecurity threats, incidents, plans and responses to the Governance Committee and/or the entire Board on at least a quarterly basis, and more often as needed.

Management Oversight

Our Chief Operating Officer ("COO"), Chief Financial Officer ("CFO"), VP of IT, CPO, General Counsel ("GC") and various members of the Incident Response Team play an important role in managing the Company's cybersecurity-related risks and maintaining an ongoing dialogue with our Board, the Governance Committee and the Company's Disclosure Committee. Potential cybersecurity incidents come to the attention of the Incident Response Team, which then responds to such incidents in accordance with our incident response plan. Cybersecurity incidents are reported to the Company's Management Disclosure Committee to review and assess the materiality of the cybersecurity incident. The members of the Disclosure Committee, which is responsible for addressing the Company's public disclosures and internal controls, include the GC, VP of IT, CPO, CFO, COO, certain members of the Incident Response Team, and other members of senior management from legal, finance, risk management, internal audit and communications.

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

Item 2.Properties
The following table summarizes the approximate plantation acreage under production that are owned or leased by us and the principal products grown on such plantations by location as of the end of 2024:

	Acres Under Production
Location	Acres Owned	Acres Leased	Products
Costa Rica	45,508	5,013	Bananas, Pineapples, Melons
Philippines	—	17,124	Bananas, Pineapples
Guatemala	8,973	5,436	Bananas, Melons
Kenya	—	11,362	Pineapples
Chile	2,073	1,366	Non-Tropical Fruit
Panama	—	2,533	Bananas
Brazil	2,282	—	Bananas, Other Crops
United States	600	—	Melons

Our significant properties include the following, which all relate to our fresh and value-added products or banana segments unless otherwise noted:

North America

We operate a total of 22 distribution centers in the United States, of which 10 are also fresh-cut facilities. We own 9 of our distribution centers including our distribution center in Houston, Texas, a 200,000 square foot distribution center in Dallas, Texas, distribution centers in Plant City, Florida; Goodyear, Arizona; Kankakee, Illinois; Portland, Oregon, and a repack facility in Winder, Georgia. In Yuma, Arizona, we also have cooling facility while in California, we own production facilities in Gonzales. The remaining 13 distribution centers are leased from third parties. All of our distribution centers have ripening capabilities and/or other value-added services. We own an avocado packing facility in Uruapan, Mexico. We also operate in four port facilities that include cross-docking and cold storage capabilities.

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

Central America

In Costa Rica, we own a juice processing plant, an IQF (individually quick frozen) fruit processing plant, and greenhouses where we produce tomatoes and other vegetables for sale in the local market. We also own greenhouses in Guatemala. In Panama, we have a banana operation on leased land; approximately 2,500 acres of this leased land were under production at the end of 2024.

South America

In Brazil, we own approximately 21,000 acres of land of which 2,200 acres are under production. In Uruguay, we own approximately 6,400 acres which are leased to a third party. In Chile, we own approximately 6,400 acres of land, of which approximately 2,000 acres are primarily used for production of non-tropical fruits. We also lease approximately 1,300 acres in Chile for non-tropical fruit production.

Africa

In Thika, Kenya, we own and operate a warehouse, a pineapple cannery, a fresh pineapple packing facility, and a juice production facility. Additionally, during 2024 we opened a factory that will use our biomass products from our canning facility to produce biofertilizer and other related products.

Middle East

In Jordan, we own an integrated poultry business including poultry farms, hatcheries, a feed mill, a poultry slaughterhouse and a meat processing plant which relate to our other products and services segment. In Jordan, we also own a 25 acre hydroponic greenhouse for lettuce on leased land where we have a fresh-cut processing center. In the UAE, we lease a combined distribution and manufacturing center in Dubai. This facility includes fresh-cut fruit and vegetable operations, an ultra-fresh juice manufacturing operation and prepared foods manufacturing. In Saudi Arabia, we own 60% of a joint venture that leases two strategically located distribution centers in Jeddah and Riyadh as of year end 2024.

Other Properties

We own our U.S. executive headquarters building in Coral Gables, Florida and our South America regional headquarters building in Santiago, Chile. We own office space in Guatemala City, Guatemala, San Jose, Costa Rica and Amman, Jordan. Our remaining office space in North America, Europe, Asia, Central and South America and the Middle East is leased from third parties.

Item 3.Legal Proceedings

Tax related matters

In one of our foreign jurisdictions, we are currently contesting tax assessments related to the 2012-2015 audit years and the 2016 audit year in both the administrative court and the judicial court. During 2019 and 2020, we filed actions contesting the tax assessment in the administrative office. Our initial challenge to each of these tax assessments was rejected, and we subsequently lost our appeals at the administrative court. We have subsequently filed actions to contest each of these tax assessments in the country’s judicial courts. In addition, we have filed a request for injunction to the judicial court to stay the tax authorities' collection efforts for these two tax assessments, pending final judicial decisions. The court granted our injunction with respect to the 2016 audit year, however denied our injunction with respect to the 2012-2015 audit years. We timely appealed the denial of the injunction, and on August 10, 2022 the appellate court overturned the denial and granted our injunction for the 2012-2015 audit years with a trial date set for July 4, 2025. Pursuant to local law, we registered real estate collateral with an approximate fair market value of $7.2 million in connection with the grant of the 2016 audit year injunction. This real estate collateral has a net book value of $3.8 million as of the year ended December 27, 2024. In addition, in connection with the grant of the 2012-2015 audit year injunction, we registered real estate collateral with an approximate fair market value of $30.0 million, and a net book value of $4.6 million as of the year ended December 27, 2024. The registration of this real estate collateral does not affect our operations in the country.

In a separate foreign jurisdiction where we are contesting tax assessments, the administrative court denied our appeal, and on March 4, 2020 we filed an action in the judicial court to contest the administrative court's decision. The case is still pending.

We will continue to vigorously contest the adjustments and to exhaust all administrative and judicial remedies necessary in both jurisdictions to resolve the matters, which could be a lengthy process.

California Air Resource Board

On December 21, 2022, the California Air Resource Board ("CARB") issued a Notice of Violation ("NOV") to the Company regarding violations of certain California anti-air pollution regulations by three non-shore capable vessels that were subject to a time charter by us from an unrelated non-U.S. third party. We are cooperating with and assisted CARB in its audits for the alleged violations during 2021. During 2024, we accrued expenses of $0.5 million as a contingent reserve which are included in asset impairments and other charges (credits), net in the Consolidated Statements of Operations. This amount is in addition to a $0.4 million contingent reserve accrued as of December 29, 2023 related to this matter. On February 12, 2025, we entered into a settlement agreement regarding the matter. Consistent with the terms of the settlement agreement, we agreed to pay approximately $0.9 million in civil penalties associated with the NOV. Consequently, we do not expect to accrue any additional amounts.

For more information, see Note 16 "Commitments and Contingencies" to the Consolidated Financial Statements included in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Item 4.Mine Safety Disclosures

Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for our Ordinary Shares

Our Ordinary Shares are traded solely on the New York Stock Exchange, under the symbol "FDP", and commenced trading on October 24, 1997, the date of our initial public offering.

As of February 14, 2025, we had 392 shareholders of record, which excludes shareholders whose shares were held by brokerage firms, depositories and other institutional firms.

Dividends

Holders of our Ordinary Shares are entitled to receive dividends when and if they are declared by our Board. Our Board declared and paid a cash dividend of $0.25 per share during the first, second, third, and fourth quarters of 2024. In addition, on February 21, 2025, our Board declared a cash dividend of $0.30 per share, payable on March 28, 2025 to shareholders of record on March 10, 2025. The declaration, amount and payment of future dividends, if any, will be at the discretion of our Board and will depend upon many factors, including our results of operations, financial condition, capital requirements, restrictions in our debt agreements and other factors that our Board deem relevant.

Performance Graph

The following graph compares the cumulative five-year total return of holders of FDP ordinary shares with the cumulative total returns of the S&P Smallcap 600 and S&P 600 Food Products indexes. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 27, 2019 to December 27, 2024.

	12/27/2019	1/1/2021	12/31/2021	12/30/2022	12/29/2023	12/27/2024
Fresh Del Monte Produce Inc.	100.00	69.40	80.88	78.46	80.88	105.78
S&P Smallcap 600	100.00	111.29	141.13	118.41	137.42	149.37
S&P 600 Food Products	100.00	98.07	108.31	104.79	114.36	124.27

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

•Banana

•Other products and services - includes our third-party freight and logistic services business, our Jordanian poultry and meats business and our biomass initiatives.

Fiscal Year

Our fiscal year end is the last Friday of the calendar year, unless the first Friday subsequent to the end of the calendar year is January 1st (in which case our year end is January 1st). Fiscal year 2024 had 52 weeks and ended on December 27, 2024. Fiscal year 2023 had 52 weeks and ended on December 29, 2023. Fiscal year 2022 had 52 weeks and ended on December 30, 2022.

Current Macroeconomic Environment and Geopolitical Environment

Starting in fiscal year 2021, we began experiencing inflationary and cost pressures due to volatility and disruption in the global economy. These conditions, which increased our production and distribution costs, were driven by a multitude of external factors including rising interest rates, restrictions and economic impacts related to the COVID-19 pandemic, currency fluctuations, supply chain disruptions and geopolitical conflicts. Specifically, costs of packaging materials, fertilizers, labor, fuel, and ocean and inland freight were significantly impacted, and continued to adversely affect our profitability and operating cash flows during 2022 and to a lesser extent during 2023 and 2024.

We continue to actively monitor geopolitical pressures around the world including, among others, the conflicts in the Middle East and other regional or global military conflicts. As a result of these conflicts, recent shipping disruptions in the Red Sea and surrounding waterways have created logistical pressures that have negatively impacted our business, including impacts to the availability of certain shipping routes resulting in increased shipping times. While we have taken actions to divert our shipping routes in order to minimize impacts on our business, we may not be able to mitigate the impact of additional write-offs, higher shipping rates, or longer shipping routes on our operations if conditions in the regions surrounding the Red Sea deteriorate.

Based on the stabilization of inflation in certain key markets during the latter part of 2023, we have not established further inflation-justified price increases and surcharges in 2024. We are actively monitoring region-specific macroeconomic factors to mitigate increases in our costs, if necessary.

Additionally, President Trump has issued or threatened to issue multiple executive orders directing the United States to impose new tariffs on imports from multiple nations, including jurisdictions we sell into and from which we purchase or source. As a result of the issued and threatened executive orders, we are currently evaluating the potential impact of the announced and threatened tariffs to our business. The actual impact of the new tariffs on our business is subject to a number of factors including the effective date and duration of such tariffs, additional countries included in the scope of tariffs in the future, changes to amounts, potential retaliatory tariffs imposed by other countries, and other variables. If the tariffs are imposed and we are unable to increase our selling prices to our customers, we expect that the estimated decrease in our gross profit in 2025 could be material.

Refer to the “Results of Operations" section below, as well as Part I. Item 1A, Risk Factors of this Annual Report on Form 10-K for further discussion.

Strategic Alternatives for Mann Packing Operation

During the second half of 2023, we conducted a strategic review and assessed our operational priorities of our North America operations, including our subsidiary, Mann Packing. Preliminary findings of this review were finalized in the fourth quarter of 2023. We announced in conjunction with our fourth quarter of 2023 earnings that we were exploring strategic alternatives for the business. After thorough evaluation of potential options, during the second half of 2024, the Company finalized a number of decisions as part of a three-pronged strategy focused on increasing operational efficiency, elevating its product offerings, and divesting non-core assets, which included the sale of certain assets of our Fresh Leaf Farms business, a wholly-owned subsidiary of Mann Packing. The sale of Fresh Leaf Farms was completed in November 2024 resulting in proceeds of $17.6 million, net of $0.8 million of transaction costs. Additionally, during the fourth quarter of 2024, we completed the consolidation of a number of Mann Packing operations into a single facility at our Gonzales, California location. We believe these actions will allow us to streamline operations, reduce overhead costs, and enhance efficiency.

Net Sales

Our net sales are affected by numerous factors, including mainly the balance between the supply of and demand for our products and competition from other fresh produce companies. Our net sales are also dependent on our ability to supply a consistent volume and quality of fresh produce to the markets we serve. As a result of seasonal sales price fluctuations, we have historically realized a greater portion of our net sales and gross profit during the first two calendar quarters of the year. For example, seasonal variations in demand for bananas as a result of increased supply and competition from other fruit are reflected in the seasonal fluctuations of banana prices, with the first six months of each year generally exhibiting stronger demand and higher prices, except in those years where an excess supply exists. In our fresh and value-added products segment, there are seasonal variations in sales of our non-tropical fruit products which reach peak sales season from October to May. The impact of seasonality on our financial results was atypical during fiscal year 2022, particularly in our banana segment, where market conditions led to a more significant portion of our gross profit being generated in the second half of the year when compared with historical results and the results of our fiscal years 2023 and 2024.

Our strategy for net sales growth is focused on protecting and growing our core business as well as driving innovation and expansion of our value-added categories, including through the development of new products and by targeting the convenience store and foodservice trade in our major global markets.

Since our financial reporting currency is the U.S. dollar, our net sales are significantly affected by fluctuations in the value of the currency in which we conduct our sales versus the dollar, with a weaker dollar versus such currencies resulting in increased net sales in dollar terms. Including the effect of our foreign currency hedges, net sales in 2024 were negatively impacted by $19.0 million primarily due to fluctuations in exchange rates versus the Japanese yen and Korean won.

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

Variations in containerboard prices, which affect the cost of boxes and other packaging materials, and fuel prices can have a significant impact on our product costs and our gross profit. Containerboard, plastic, resin and fuel prices have historically been volatile. Our expenses relating to employee labor are also significant to our product costs and our gross profit, and our ability to control these costs is generally subject to numerous external factors. Also, variations in the production yields, fertilizers and other input costs and the cost to procure products from independent growers can have a significant impact on our costs. Refer to the “Current Macroeconomic Environment and Inflation Impact" section above for further discussion regarding the impact of inflationary cost pressures on our fiscal years 2023 and 2024 financial results.

Since our financial reporting currency is the U.S. dollar, our costs are affected by fluctuations in the value of the currency in which we have significant operations versus the dollar, with lower cost resulting from a stronger U.S. dollar. During 2024, cost of products sold was negatively impacted by approximately $8 million, primarily driven by fluctuations in exchange rates versus the Costa Rican colon.

Income Taxes

The provision for income taxes in 2024 was $29.1 million. Income taxes consist of the consolidation of the tax provisions, computed on a separate entity basis, in each country in which we have operations. Since we are a non-U.S. company with substantial operations outside the United States, a substantial portion of our results of operations is not subject to U.S. taxation. Several of the countries in which we operate have lower tax rates than the United States. We are subject to U.S. taxation on our operations in the United States. From time to time, tax authorities in various jurisdictions in which we operate audit our tax returns and review our tax positions. There are audits presently pending in various countries. There can be no assurance that any tax audits, or changes in existing tax laws or interpretations in countries in which we operate will not result in an increased effective tax rate for us.

In connection with the examination of the tax returns in three foreign jurisdictions, the taxing authorities have issued income tax deficiencies primarily related to transfer pricing aggregating approximately $231.9 million (including interest and penalties) for tax years 2012 through 2021. We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities.

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

On December 15, 2022, the European Union (EU) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (OECD) Pillar Two Framework which will be effective for the Company for the 2025 fiscal year. A significant number of other countries are expected to also implement similar legislation with varying effective dates in the future. We are continuing to evaluate the potential impact on future periods of the Pillar Two Framework, pending legislative adoption by additional individual countries, however, we may not be able to completely mitigate the impact of the legislation which could have an adverse material effect on our financial condition, results of operations and cash flows.

RESULTS OF OPERATIONS

Consolidated Financial Results For the Year Ended December 27, 2024, Compared to the Year Ended December 29, 2023

The following summarizes the more significant factors impacting our operating results for the fiscal year ended December 27, 2024 as compared with the fiscal years ended December 29, 2023 and December 30, 2022.

	Year ended
	December 27, 2024	December 29, 2023	December 30, 2022
Net sales	$4,280.2	$4,320.7	$4,442.3
Gross profit	357.9	350.7	340.2
Selling, general and administrative expenses	196.9	186.7	186.8
Operating income	196.3	58.5	156.3

Net sales - Net sales for 2024 were $4,280.2 million compared with $4,320.7 million in 2023. Net sales were primarily impacted by lower sales volumes and per unit selling prices of banana and the negative impact of exchange rate fluctuations, primarily versus the Japanese yen and Korean won compared with the prior-year period. These were partially offset by higher per unit selling prices and sales volume in our fresh and value-added products segment, primarily related to avocado and pineapple.

Gross profit - Gross profit for 2024 increased by 2% to $357.9 million from $350.7 million in 2023. The increase in gross profit was driven by higher net sales in our fresh and value-added products segment and lower ocean freight costs, partially offset by lower net sales in our banana segment, higher per unit production and procurement costs, and the negative impact of fluctuations in exchange rates, primarily related to the Costa Rican colon and Japanese yen.

Gross profit for 2024 included $1.0 million of other product-related charges primarily related to $1.2 million of severance charges from the outsourcing of certain functions of our fresh and value-added operations, $1.0 million of additional logistic costs and inventory write-offs incurred as a result of Hurricane Beryl during July 2024, partially offset by $1.7 million related to insurance recoveries associated with the flooding of a production facility in Greece during 2023. Gross profit for 2023 included $3.8 million of other product-related charges primarily related to $1.5 million of inventory write-off due to the sale of two distribution centers in Saudi Arabia and $1.4 million of inventory write-off and clean-up cost, net of insurance recoveries, tied to the flooding in Greece.

Selling, general and administrative expenses - Selling, general and administrative expenses increased by $10.2 million when compared with the prior-year period. The increase was primarily due to higher employee benefits, marketing and promotional activities in North America and Europe and administrative costs associated with the creation of our biomass initiatives during 2024, partially offset by a reduction in amortization due to the impairment of customer relationships and trade name intangible assets during the fourth quarter of 2023.

Gain on disposal of property, plant and equipment, net and subsidiary - The gain on disposal of property, plant and equipment, net and subsidiary of $39.5 million during 2024 primarily related to the sale of two idle facilities and a warehouse in Chile, a Canadian distribution center and certain assets of Fresh Leaf Farms, a North American subsidiary in our fresh and value-added products segment. The gain on disposal of property, plant and equipment, net and subsidiary of $37.9 million during 2023 primarily related to the sales of two distribution centers and related assets in Saudi Arabia, an idle facility in North America, our plastics business subsidiary in South America, and two carrier vessels.

Asset impairment and other charges (credits), net - Asset impairment and other charges (credits), net of $4.2 million in 2024 primarily consisted of (1) a $1.8 million settlement agreement with respect to a litigation matter by a former employee, net of insurance reimbursements, (2) $1.5 million of impairment charges of damaged buildings located at farms in Costa Rica, (3) $1.4 million of impairment charges related to goodwill in our vegetable reporting unit, and (4) a $0.5 million reserve recorded due to a potential liability arising from our third-party logistics operations, partially offset by a $2.0 million insurance reimbursement related to fire damages at a warehouse in Chile. Asset impairment and other charges, net of $143.4 million in

2023 primarily consisted of (1) $109.6 million impairment charges related to customer list and trade name intangible assets and building, land, and land improvements assets in North America related to our fresh and value-added products segment (2) a $21.6 million impairment charge related to goodwill in our prepared foods reporting unit, (3) a $3.7 million impairment charge related to low-yielding banana farms in the Philippines, (4) a $4.4 million impairment charge related to low-yielding deciduous farms in Chile, and (5) $1.3 million of expenses, net of insurance reimbursements, incurred in connection with a cybersecurity incident.

Operating income - Operating income increased by $137.8 million in 2024 when compared with 2023, mainly due to lower asset impairment charges and higher gross profit, partially offset by higher selling, general and administrative expenses.

Interest expense - Interest expense decreased by $5.7 million in 2024 when compared with 2023, primarily due to lower average debt balances.

Other expense, net - Other expense, net, was $8.4 million in 2024 compared with $19.3 million in 2023. The decrease in expense of $10.9 million was mainly driven by equity earnings of unconsolidated companies within the food and nutrition sector.

Income tax provision - Income tax provision was $29.1 million in 2024 compared with $18.1 million in 2023. The increase in the income tax provision of $11.0 million is primarily due to increased earnings in certain higher tax jurisdictions.

Financial Results by Segment
The following table presents net sales and gross profit by segment (U.S. dollars in millions) and gross margin percentage:

	Year ended
	December 27, 2024			December 29, 2023			December 30, 2022
Segments	Net Sales	Gross Profit	Gross Margin	Net Sales	Gross Profit	Gross Margin	Net Sales	Gross Profit	Gross Margin
Fresh and value-added products	$2,606.9	$243.3	9.3%	$2,477.8	$167.3	6.8%	$2,581.8	$183.0	7.1%
Banana	1,475.9	86.8	5.9%	1,638.2	163.3	10.0%	1,619.8	120.7	7.5%
Other products and services	197.4	27.8	14.1%	204.7	20.1	9.8%	240.7	36.5	15.2%
	$4,280.2	$357.9	8.4%	$4,320.7	$350.7	8.1%	$4,442.3	$340.2	7.7%
Fresh and value-added products

Net sales for 2024 were $2,606.9 million compared with $2,477.8 million in 2023. The increase in net sales was primarily a result of higher per unit selling prices and sales volume of avocado and pineapple due to stronger demand and higher sales volume of melon. The increases were partially offset by lower net sales of vegetable and fresh-cut fruit due to lower sales volume and the unfavorable impact of fluctuations in exchange rates, primarily due to a weaker Japanese yen and Korean won.

Gross profit for 2024 was $243.3 million compared with $167.3 million in 2023. The increase in gross profit was primarily driven by higher net sales and lower per unit production costs of pineapple, fresh-cut fruit and fresh-cut vegetables, partially offset by the negative impact of fluctuations in exchange rates, primarily due to a stronger Costa Rican colon. Gross margin increased to 9.3% compared with 6.8% in the prior-year period.

Gross profit in the fresh and value-added products segment included $0.6 million of other product-related charges in 2024 primarily related to $1.2 million of severance charges from the outsourcing of certain functions within our operations, $0.6 million of additional logistic expenses and inventory write-offs incurred as a result of Hurricane Beryl during July 2024, and $0.2 million of inventory write-offs related to flooding damage at melon farms in Costa Rica, partially offset by $1.7 million of insurance recoveries, net of expenses, associated with the flooding of a production facility in Greece. Gross profit in the fresh and value-added products segment included $3.7 million of other product-related charges in 2023 primarily related to $1.5 million of inventory write-off due to the sale of two distribution centers in Saudi Arabia and $1.4 million of inventory write-off and clean-up cost, net of insurance recoveries, tied to the flooding of a seasonal production facility in Greece.

Banana

Net sales for 2024 were $1,475.9 million compared with $1,638.2 million in 2023. The decrease in net sales was driven by lower sales volumes in North America due to competitive market pressures, lower sales volume in Asia due to decreased supply from the Philippines as a result of weather-related events and the negative impact of fluctuations in exchange rates primarily due to a weaker Japanese yen and Korean won.

Gross profit for 2024 was $86.8 million compared with $163.3 million in 2023. The decrease in gross profit was primarily driven by lower net sales, higher per unit production costs, and the negative impact of fluctuations in exchange rates due to a stronger Costa Rican colon, partially offset by lower per unit ocean freight and distribution costs.

Gross profit in the bananas segment included $0.4 million of other product-related charges, primarily as a result of additional logistic expenses and inventory write-offs incurred as a result of Hurricane Beryl during July 2024. Gross margin decreased to 5.9% compared with 10.0% in the prior-year period.

Other products and services

Net sales for 2024 were $197.4 million compared with $204.7 million in 2023. The decrease in net sales was primarily due to the sale of our plastics subsidiary during the prior-year period and lower net sales in our third-party ocean freight services as a result of lower rates and volume, partially offset by an increase in net sales in our poultry and meats business driven by an increase in per unit selling prices.

Gross profit for 2024 was $27.8 million compared to $20.1 million in 2023. The increase in gross profit was primarily a result of higher net sales and lower per unit production costs in our poultry and meats business, partially offset by lower rates in our third-party ocean freight services. Gross margin increased to 14.1% from 9.8% in the prior-year period.

Results of Operations - For the Year Ended December 29, 2023, Compared to the Year Ended December 30, 2022

For a comparison of our results of operations for the year ended December 29, 2023, compared to the year ended December 30, 2022, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 29, 2023, filed with the SEC on February 26, 2024, which is incorporated herein by reference.

LIQUIDITY AND CAPITAL RESOURCES

Fresh Del Monte Produce Inc. is a holding company whose only significant asset is the outstanding capital stock of our subsidiaries that directly or indirectly own all of our assets. We conduct all of our business operations through our subsidiaries. Accordingly, as of December 27, 2024, our principal sources of liquidity are (i) cash generated from operations of our subsidiaries, (ii) our combined $806 million of credit facilities with an available capacity of approximately $539 million and (iii) existing cash and cash equivalents of $32.6 million. The loan commitments under our credit facilities can be used for working capital or other general corporate purposes. On a long-term basis, we will continue to rely on our credit facilities for any long-term funding not provided by cash generated from operations of our subsidiaries.

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

A summary of our cash flows is as follows (U.S. dollars in millions):

	Year ended
	December 27, 2024	December 29, 2023	December 30, 2022
Summary cash flow information:
Net cash provided by operating activities	$182.5	$177.9	$61.8
Net cash provided by (used in) investing activities	20.4	56.4	(49.1)
Net cash used in financing activities	(209.9)	(213.5)	(12.0)
Effect of exchange rate changes on cash	5.8	(4.2)	0.4
Net (decrease) increase in cash and cash equivalents	(1.2)	16.6	1.1
Cash and cash equivalents, beginning	33.8	17.2	16.1
Cash and cash equivalents, ending	$32.6	$33.8	$17.2

Operating activities

Net cash provided by operating activities was $182.5 million for 2024 compared with $177.9 million for 2023, an increase of $4.6 million. The increase in net cash provided by operating activities was principally attributable to current year working capital fluctuations, primarily a result of higher levels of accounts payable and accrued expenses compared to the prior year due to the timing of period end payments to suppliers.

Working capital was $599.8 million at December 27, 2024 compared with $603.7 million at December 29, 2023, a decrease of $3.9 million. The decrease in working capital was mainly due to lower levels of (i) other accounts receivable and (ii) raw materials and packaging supplies inventory. Partially offsetting this decrease in working capital was a (a) decrease in current maturities of operating leases, (b) an increase in trade accounts receivable and (c) growing crops inventory.

Investing activities

Net cash provided by investing activities was $20.4 million for 2024 compared with $56.4 million for 2023. Net cash provided by investing activities for 2024 primarily consisted of proceeds from the sale of property, plant and equipment and subsidiary of $74.4 million, primarily relating to the sale of three facilities in South America, a distribution center in Canada, and certain assets of Fresh Leaf Farms, a North American subsidiary in our fresh-cut vegetable business, and $5.7 million of insurance recoveries received for damage to property, plant and equipment associated with the flooding of a production facility in Greece during 2023. Partially offsetting the net cash provided by investing activities were capital expenditures of $51.7 million and $8.0 million in investments in unconsolidated companies in the food and nutrition sector that align with our long-term strategy and vision.

Net cash provided by investing activities for 2023 primarily consisted of proceeds from the sale of property, plant and equipment and subsidiary of $119.9 million, primarily relating to the sale of two distribution centers in Saudi Arabia, an idle production facility in North America, land in South and Central America, and proceeds from the sale of our plastics business subsidiary in South America for total purchase consideration of $16.5 million, of which we received $14.0 million. The remaining $2.5 million, which includes $0.5 million of post-closing adjustments, will be received in three successive semi-annual installments. Two of these installments, amounting to $1.8 million, were received during 2024. Partially offsetting the net cash provided by investing activities were capital expenditures of $57.7 million and $5.3 million in investments in unconsolidated companies in the food and nutrition sector that align with our long-term strategy and vision.

Capital expenditures related to the fresh and value-added products segment accounted for $35.5 million, or 69%, of our 2024 capital expenditures and $31.3 million, or 54%, of our 2023 capital expenditures. During 2024 capital expenditures primarily related to (1) improvements to our pineapple operations in Central America, Kenya and the Philippines and (2) improvements and enhancements to our production facilities in North America and Europe. During 2023, capital expenditures primarily related to (1) improvements and enhancements to our production facilities in North America, Europe, Asia, and the Middle East; (2) improvements to our pineapple operations in Central America and Kenya; and (3) operational investments in automation and data-driven technology, mainly in North America.

Capital expenditures related to the banana segment accounted for $13.7 million, or 26%, of total 2024 capital expenditures and $12.8 million, or 22%, of total 2023 capital expenditures. During 2024, these capital expenditures primarily related to improvements to our production operations in Central America and port facilities in North America. During 2023, these capital expenditures primarily related to improvements to our production operations in Central America.

Capital expenditures related to the other products and services segment accounted for $2.5 million, or 5%, of our 2024 capital expenditures and $13.6 million, or 24%, of our 2023 capital expenditures. During 2024 these capital expenditures primarily related to our biomass initiatives. During 2023, these capital expenditures primarily related to improvements to our Jordanian poultry operations.

Capital expenditures for 2025 are expected to be approximately $80 million to $90 million, primarily consisting of (1) upgrades to our pineapple production operations in Central America and the Philippines and (2) investments to improve and expand our fresh-cut and prepared foods operations in Africa. We expect to fund these capital expenditures which primarily relate to our fresh and value-added and banana segments through operating cash flows and borrowings under our credit facility.

Financing Activities

Net cash used in financing activities was $209.9 million for 2024 and $213.5 million for 2023. Net cash used in financing activities for 2024 primarily consisted of (i) net payments on long-term debt of $155.9 million, (ii) dividends paid of $47.8 million, and (iii) payment of deferred financing costs of $2.2 million in conjunction with the February amendment of our Second Amended and Restated Credit Agreement. Net cash used in financing activities for 2023 primarily consisted of (i) net payments on long-term debt of $139.8 million, (ii) dividends paid of $35.9 million, (iii) distributions to noncontrolling interests of $17.9 million, including a distribution to our minority partner in Saudi Arabia in connection with the sale of the two distribution centers completed in the first quarter of 2023, (iv) repurchase and retirement of ordinary shares of $11.8 million and (v) a $5.2 million payment to acquire the remaining 25% interest in one of our Mann Packing subsidiaries, as the noncontrolling shareholder exercised its put option during the second quarter of 2023.

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

The 2024 Amended Credit Facility contains similar financial covenants to those included within the Second A&R Credit Agreement. Specifically, it requires us to maintain 1) a Consolidated Leverage Ratio of not more than 3.75 to 1.00 at any time during any period of four consecutive fiscal quarters, subject to certain exceptions and 2) minimum Consolidated Interest Coverage Ratio of not less than 2.25 to 1.00 as of the end of any fiscal quarter. Additionally, it requires us to comply with certain other covenants, including limitations on capital investments, the amount of dividends that can be paid in the future, the amounts and types of liens and indebtedness, material asset sales, and mergers. Under the 2024 Amended Credit Facility, we are permitted to declare or pay cash dividends in any fiscal year up to an amount that does not exceed the greater of (i) an amount equal to (1) the greater of (A) 50% of the Consolidated Net Income (as defined in the 2024 Amended Credit Facility) for the immediately preceding fiscal year or (B) $25 million (the "Base Dividend Basket") plus (2) commencing in the fiscal year ending December 26, 2025 any portion of the Base Dividend Basket not used in the immediately preceding fiscal year, or (ii) the greatest amount which would not cause the Consolidated Leverage Ratio (determined on a pro forma basis as of the date of declaration or payment) to exceed 3.50 to 1.00. It also provides an allowance for stock repurchases to be an amount not exceeding the greater of (i) (A) $50,000,000 (the "Base Redemption Basket") plus (B) commencing in the fiscal year ending December 26, 2025, any portion of the Base Redemption Basket not used in the immediately preceding fiscal year or (ii) the greatest amount which would not cause the Consolidated Leverage Ratio (determined on a pro forma basis as of the date of such repurchase) to exceed 3.50 to 1.00. As of December 27, 2024, we were in compliance with all the covenants contained in the 2024 Amended Credit Facility.

In addition to the indebtedness under our 2024 Amended Credit Facility, our material cash requirements include contractual obligations from other working capital facilities and lease obligations. Refer to Note 11 "Debt" in the Notes to the Consolidated Financial Statements under Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K for more information regarding these material cash requirements.

As of December 27, 2024, we had $539.2 million of borrowing availability under committed working capital facilities, primarily under the Amended Revolving Credit Facility.
We believe that our cash on hand, borrowing capacity available under our Amended Revolving Credit Facility, and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months. However, we cannot predict whether future developments associated with the current economic environment will materially adversely affect our long-term liquidity position. Our liquidity assumptions, the adequacy of our available funding sources, and our ability to meet our Amended Revolving Credit Facility covenants are dependent on many additional factors, including those set forth in Part I. Item 1A, “Risk Factors” of this Annual Report on Form 10-K.

Derivatives

We are exposed to fluctuations in currency exchange rates against the U.S. dollar on our results of operations and financial condition and we mitigate that exposure by entering into foreign currency forward contracts. Certain of our subsidiaries periodically enter into foreign currency forward contracts in order to hedge portions of forecasted sales or cost of sales denominated in foreign currencies, which generally mature within one year. The fair value of our derivatives related to our foreign currency cash flow hedges was a net asset position of $0.3 million as of December 27, 2024 compared to a net liability position of $0.3 million as of December 29, 2023 due to the relative strengthening or weakening of exchange rates when compared to the contracted rates.

We are exposed to fluctuations in variable interest rates on our results of operations and financial condition, and we mitigate that exposure by entering into interest rate swaps from time to time. During 2018, we entered into interest rate swaps in order to hedge the risk of the fluctuation on future interest payments related to a portion of our variable rate borrowings through 2028. On July 19, 2024, we agreed to terminate our outstanding interest rate swap agreement in exchange for $7.3 million, net of fees of $0.2 million. The fair value of the derivatives related to our interest rate swap cash flow hedges was an asset position of $7.9 million as of December 29, 2023. Based on our assessment that the originally hedged cash flows associated with our variable rate borrowings remain probable, the proceeds received as a result of the termination of our outstanding interest rate swap agreement will remain in accumulated other comprehensive loss and be reclassified to earnings through interest expense over the remaining life of the hedged debt. At December 27, 2024, $5.5 million remained in accumulated other comprehensive loss related to the terminated interest rate swap, of which $2.7 million is expected to be reclassified to earnings through interest expense over the next twelve months.

We enter into derivative instruments with counterparties that are highly rated and do not expect a deterioration of our counterparty’s credit ratings; however, the deterioration of our counterparty’s credit ratings would affect the Consolidated Financial Statements in the recognition of the fair value of the hedges that would be transferred to earnings as the contracts settle. We expect that $0.3 million of the net fair value of designated hedges recognized as a net gain in accumulated other comprehensive loss will be transferred to earnings during the next 12 months along with the earnings effect of the related forecasted transactions.

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

Commitments and Contractual Obligations

The following details information with respect to our contractual obligations as of December 27, 2024.

	(U.S. dollars in millions)
Contractual obligations by period	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Fruit purchase agreements	$1,211.5	$435.6	$513.1	$262.8	$—
Purchase obligations	261.3	237.1	9.8	4.3	10.1
Operating leases and charter agreements	194.5	44.7	71.5	43.7	34.6
Finance lease obligations	6.3	1.6	3.2	1.5	—
Long-term debt	244.1	—	—	244.1	—
Interest on long-term debt(1)	53.1	13.5	25.6	14.0	—
Retirement benefits	124.5	16.5	23.4	24.5	60.1
Uncertain tax positions	7.4	1.1	3.3	0.5	2.5
Totals	$2,102.7	$750.1	$649.9	$595.4	$107.3
 (1) We utilize a variable interest rate on our long-term debt, and for presentation purposes we have used an assumed average rate of 4.3%.

We have agreements to purchase the entire or partial production of certain products of our independent growers primarily in Guatemala, Ecuador, Philippines, Costa Rica, Colombia, and Chile that meet our quality standards. Total purchases under these agreements amounted to $643.4 million for 2024, $631.6 million for 2023, and $625.9 million for 2022.

Liquidity and Capital Resources - For the Year Ended December 29, 2023, Compared to the Year Ended December 30, 2022

For a comparison of our liquidity and capital resources for the year ended December 29, 2023, compared to the year ended December 30, 2022, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 29, 2023, filed with the SEC on February 26, 2024, which is incorporated herein by reference.

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

Our projections include several significant estimates and assumptions by management related to forecasts of future sales volume and pricing, cost of sales, expenses, tax rates, capital spending and the weighted-average cost of capital. Significant judgment is involved in estimating inputs used in the discounted cash flow estimates and, as a result, they include inherent uncertainties. These uncertainties are a result of management establishing expectations based on historical experience about customer demand, macroeconomic trends for the markets in which our reporting units operate, and expectations for investments in maintaining and expanding infrastructure, among other inputs. As of the date of our 2024 impairment testing, the related cash flows were discounted using rates ranging from 8.0% to 11.0% for our reporting units and we used long-term growth rates from 0.0% to 3.0%. Changes in these estimates, many of which fall under Level 3 within the fair value measurement hierarchy, could change our conclusion regarding the impairment of goodwill assets and potentially reduce the carrying value of goodwill on our balance sheet and reduce our income in the year in which it is recorded.

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

The fair value of our vegetable reporting unit declined as a result of underperformance in our vegetable business in North America and reduction in forecasted cash flows as a result of recent underperformance of the reporting unit. Based on our projections, the carrying amount of our vegetable reporting unit exceeded its fair value as of the date of our 2024 annual impairment test and we recorded a non-cash goodwill impairment charge of $1.4 million, representing the entire goodwill assigned to the vegetable reporting unit. The results of our impairment test for the remaining reporting units resulted in the fair value of each reporting unit exceeding its respective carrying amount as of the assessment date.

As a result of the sale of certain assets of Fresh Leaf Farms, a wholly owned subsidiary of the Company, goodwill related to our fresh-cut reporting unit was allocated based on the relative fair value of the disposal group and the portion of the reporting unit to be retained based on our assessment that the disposal group met the criteria of a business in accordance with Accounting Standards Codification 805 - Business Combinations. The fair value of the portion of the fresh-cut reporting unit retained was determined based on a discounted cash flow analysis, which included estimates of future sales volume and pricing, cost of sales, expenses, tax rates, capital spending, and the weighted-average cost of capital. As a result of the relative fair value calculation, $4.0 million of goodwill was allocated to the disposal group and included in the carrying basis of the assets sold during the fourth quarter of 2024.

Although we believe that our estimates and judgments used in performing our impairment tests are reasonable, if our reporting units do not perform to expected levels, the related goodwill and the Del Monte® trade names and trademarks may be at risk for additional impairment in the future. Management has identified the fair value of the banana reporting unit's goodwill, prepared reporting unit's goodwill and the Del Monte® prepared foods reporting unit’s trade names and trademarks to be at a higher risk of sensitivity to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets based on the percentage by which their respective fair value exceeded the carrying value as of the date of our annual impairment test. The following table highlights the sensitivities of the goodwill and indefinite-lived intangible assets at risk as of December 27, 2024 (U.S. dollars in millions):

	Banana Reporting Unit Goodwill	Prepared Foods Reporting Unit Goodwill	Prepared Foods Reporting Unit Del Monte® Trade Names and Trademarks
Carrying value of indefinite-lived intangible assets	$64.2	$27.1	$31.7

Approximate percentage by which the fair value exceeds the carrying value based on the annual impairment test	17.7%	8.6%	40.9%

Amount that a one percentage point increase in the discount rate and a 5% decrease in cash flows would cause the carrying value to exceed the fair value and trigger an impairment	$57.5	$27.1	$—

As of December 27, 2024, we are not aware of any additional items or events, other than the impairment recorded in our vegetable reporting unit during the fourth quarter of 2024, that would cause an adjustment to the carrying value of our goodwill and indefinite-lived intangible assets.

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

Certain definite-lived intangible assets related to our fresh and value-added products segment are sensitive to changes in estimated cash flows. During the fourth quarter of 2023, we identified factors which indicated the carrying amounts of certain fresh and value-added assets associated with Mann Packing may not be recoverable. These factors included (1) a sustained decline in actual and projected sales and gross margins, (2) conclusions reached from management's strategic review of Mann Packing finalized in the fourth quarter and (3) impairment charges of goodwill in our prepared foods reporting unit which is included within our fresh and value-added products segment. Based on the results of our recoverability test performed, we determined the carrying amounts of certain fresh and value-added assets exceeded their fair values and we recorded non-cash impairment charges of $109.6 million, including impairment charges to customer relationships intangible assets of $88.6 million, trade names of $8.3 million, and building, land and land improvements of $12.7 million. To the extent that future developments result in estimated cash flows that are less than currently estimated levels, it could lead to further impairment of these or other long-lived assets.

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

Additionally, as a matter of course, the Company is regularly audited by federal, state and foreign tax authorities. From time to time, these audits result in proposed assessments. Our determinations regarding the recognition of income tax expenses or benefits as a result of these matters are made in consultation with outside tax and legal counsel, where appropriate, and are based upon the merits of our tax positions in consideration of applicable tax statutes in the associated jurisdictions. Given the uncertainties associated with these matters, the tax benefits ultimately realized by the Company may differ from those recognized in our future financial statements based on a number of factors, including the Company’s success in supporting its filing positions with taxing authorities. See Note 9, “Income Taxes” to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for additional discussion.

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

Exchange Rate Risk

Because we conduct our operations in many areas of the world involving transactions denominated in a variety of currencies, our results of operations as expressed in U.S. dollars may be significantly affected by fluctuations in rates of exchange between currencies. These fluctuations could be significant. Approximately 32% and 34% of our net sales and a significant portion of our costs and expenses in each of 2024 and 2023 were denominated in currencies other than the dollar. We generally are unable to adjust our non-dollar local currency sales prices to reflect changes in exchange rates between the dollar and the relevant local currency. As a result, changes in exchange rates between the Euro, Japanese yen, British pound, Korean won or other currencies in which we receive sale proceeds and the dollar have a direct impact on our operating results. Our costs are also affected by fluctuations in the value, relative to U.S. dollar, of the currencies of the countries in which we have significant production operations, such as the Costa Rican colon, Guatemalan quetzal, Chilean peso, Kenya shilling, and Mexican peso. A weaker U.S. dollar may result in increased costs of production abroad. There is normally a time lag between the moment we incur costs and the moment we collect payments for our products, exposing us to additional currency exchange rate risk.

To reduce currency exchange rate risk, we generally exchange local currencies for dollars promptly upon receipt. We periodically enter into currency forward or collar contracts as a hedge against a portion of our currency exchange rate exposures; however, we may decide not to enter into these contracts during any particular period. We had one foreign currency cash flow hedge outstanding at December 27, 2024 and three outstanding at December 29, 2023. The fair value of these hedges was a net asset of $0.3 million as of December 27, 2024 and a net liability of $0.3 million as of December 29, 2023.

The results of a hypothetical 10% strengthening in the average value of the dollar during 2024 and 2023 relative to the other currencies in which a significant portion of our net sales are denominated would have resulted in a decrease in net sales of approximately $137.0 million and $146.0 million for the years ended December 27, 2024 and December 29, 2023. This calculation assumes that each exchange rate would change in the same direction relative to the dollar. Our sensitivity analysis of the effects of changes in currency exchange rates does not factor in a potential change in sales levels or any offsetting gains on currency forward contracts.

Interest Rate Risk

As described in Note 11, “Debt” to the Consolidated Financial Statements, our indebtedness is both variable and fixed rate. Changes in interest rates in our indebtedness could have a material effect on our financial statements.

At year end December 27, 2024 and December 29, 2023, total variable rate debt had carrying values of $244.1 million and $400.0 million. The fair value of the debt approximates the carrying value because the variable rates approximate market rates. A 10% increase in the interest rate for 2024 and 2023 would have resulted in a negative impact of approximately $1.7 million and $2.8 million on our results of operations for each of the years ended December 27, 2024 and December 29, 2023.

To reduce interest rate risk, during 2018, we entered into interest rate swaps in order to hedge the risk of the fluctuation on future interest expense related to a portion of our variable rate borrowings under our Credit Facility through 2028. On July 19, 2024, we agreed to terminate our remaining outstanding interest rate swap in exchange for $7.3 million, net of fees of approximately $0.2 million. Based on our assessment that the originally hedged cash flows associated with our variable rate borrowings remain probable, the proceeds received as a result of terminating our interest rate swap were recorded in accumulated other comprehensive loss and are reclassified to earnings as a reduction in interest expense over the remaining life of the hedged outstanding debt.

At year end December 29, 2023, the fair value of the interest rate swap contracts were in a net asset position of $7.9 million.

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

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this Annual Report on Form 10-K contains forward-looking statements including, but not limited to the following:

•our ability to successfully navigate the competitive pressures in the markets in which we operate, the impact of consolidation and the barriers to entry in the pineapple and non-tropical fruit markets;
•our strategic plans and future performance, including plans to expand avocados into additional international markets and to continue to expand our pineapple offerings;
•our market positions in our different product categories and expectations regarding our growth potential in such categories;

•opportunities for sales growth and development of our fresh and prepared food products in the Middle East, North Africa and Central Asian countries and the drivers of continued net sales growth across our segments;
•trends in consumer demand and our ability to capitalize on such trends to deliver future growth;
•our intent to invest in our bioass initiative and the potential impact on future results;
•our opportunity to be a preferred supplier to large retail, convenience store chain, and food service customers and our methods to expand or establish such status;
•the ability of investments in new product development to increase revenue and maintain our premium price position and market leadership in our product categories;
•the impact of outsourcing by food retailers and our ability to capitalize on such trend;
•our ability to streamline operations, reduce overhead costs, enhance efficiency and expand the market reach of Mann Packing business;
•the impact of geopolitical conflicts, including the Red Sea conflict, on our business operations;
•our ability to generate cost savings;
•our intend to expand our cargo business;
•our expectations regarding the expansion of our third-party ocean freight services and other new logistic services to provide a meaningful contribution to our profitability and operating results;
•our ability to continue to maintain compliance with applicable laws and regulations;
•our intent to continue to make further equity investments in companies;
•inflationary pressures and the impacts to our future operating results;
•our financial condition, including sales growth, estimated liabilities and expenditures related to environmental cleanup;
•capital expenditures in 2025, including for research and development;
•our expectations regarding share repurchases;
•the adequacy of our insurance coverage;
•the sufficiency of our information technology protections and practices;
•legal, tax and accounting matters, including our litigation strategy, plans and beliefs regarding the ultimate outcome of income tax adjustments assessed by foreign taxing authorities;
•the sufficiency of our capital resources and sufficiency of our liquidity to service our outstanding debt during the next twelve months;
•the impact of seasonality on our financial results; and
•accounting estimates, including the impact of our hedges and other derivative instruments on our results of operations.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. Various factors could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results and performance to differ materially from those expressed in or implied by the forward-looking statements include, but are not limited to, the following:

•the impact of inflationary pressures on raw materials and other costs, as well as the impact of increased costs for many of our products;
•the impact of tariffs and other governmental trade restrictions;
•changes in consumer preferences or consumer demand for branded products such as ours;
•macroeconomic factors that could adversely affect demand for our premium products or that could result in pricing pressures, such as inflation, lower discretionary income or reduction in consumer confidence;
•our ability to successfully compete in the markets in which we do business;
•the impact of the consolidation of retailers, wholesalers and distributors in the food industry;
•the availability of sufficient labor during peak growing and harvesting seasons;
•the continued ability of our distributors and suppliers to have access to sufficient liquidity to fund their operations;
•the impact of crop diseases as well as our ability to improve our existing quarantine policies and other prevention strategies, as well as find contingency plans, to protect our and our suppliers’ banana crops from vascular diseases;
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
•the success of our joint ventures;
•the impact of severe weather conditions and natural disasters, and the impact that may have on our business and financial condition;

•damage to our reputation or brand names or negative publicity about our products;
•product liability claims and associated regulatory and legal actions, product recalls, or other legal proceedings relating to our business;
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

Index to Consolidated Financial Statements

Page
Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	51

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm (Public Company Accounting Oversight Board ID: 42)	52

Consolidated Balance Sheets at December 27, 2024 and December 29, 2023	54

Consolidated Statements of Operations for the years ended December 27, 2024, December 29, 2023 and December 30, 2022	55

Consolidated Statements of Comprehensive Income for the years ended December 27, 2024, December 29, 2023 and December 30, 2022	56

Consolidated Statements of Cash Flows for the years ended December 27, 2024, December 29, 2023 and December 30, 2022	57

Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest for the years ended December 27, 2024, December 29, 2023 and December 30, 2022	59

Notes to Consolidated Financial Statements	60

Supplemental Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts	109

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Fresh Del Monte Produce Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Fresh Del Monte Produce Inc. and subsidiaries’ internal control over financial reporting as of December 27, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Fresh Del Monte Produce Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 27, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2024 consolidated financial statements of the Company and our report dated February 24, 2025 expressed an unqualified opinion thereon.

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
February 24, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Fresh Del Monte Produce Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fresh Del Monte Produce Inc. and subsidiaries (the Company) as of December 27, 2024 and December 29, 2023, the related consolidated statements of operations, comprehensive income, shareholders' equity and redeemable noncontrolling interest and cash flows for each of the three years in the period ended December 27, 2024, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 27, 2024 and December 29, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 27, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 27, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2025 expressed an unqualified opinion thereon.

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

Valuation of Goodwill
Description of the Matter	At December 27, 2024, the Company’s goodwill was $396.3 million. As discussed in Note 2 to the consolidated financial statements, goodwill is tested for impairment at least annually, at the reporting unit level. The carrying value of the prepared foods reporting unit’s goodwill is $27.1 million as of December 27, 2024. Note 6 to the consolidated financial statements discloses the sensitivity of fair value of these assets to changes in assumptions and underlying data used by the Company in their impairment accounting model including differences between estimated and actual cash flows and in discount rates used. The Company measured the fair value of the goodwill using an income approach.

Auditing the Company’s annual impairment test related to the prepared foods reporting unit’s goodwill was complex and required the involvement of our specialists due to the judgmental nature of the assumptions used in the valuation model described above. Moreover, these assets are more sensitive to the differences between estimated and actual cash flows, and changes in discount rate used to estimate its fair value. Assumptions related to estimated cash flows (specifically sales and cost of products sold) are judgmental as they are affected by expectations about future market or economic conditions, which can vary significantly and depend on market forces and events outside of the Company’s control.

How We Addressed the Matter in our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s impairment review process related to the prepared foods reporting unit’s goodwill including controls over management’s review of the significant assumptions described above.

To test the estimated fair value of the Company’s prepared foods reporting unit’s goodwill, our audit procedures included, among others, evaluating the methodologies used, the significant assumptions discussed above, and the underlying data used by the Company. Such data includes historical sales and cost data, go forward business plans, as well as data from comparable companies. We involved our valuation specialists to assist in our procedures and to independently evaluate the reasonableness of the ranges for the discount rate. We compared the significant assumptions to current industry and economic trends, as well as market factor changes, to the Company’s business model, and other relevant factors. We assessed the historical accuracy of management’s estimates by comparing them to actual operating results and performed sensitivity analyses of the significant assumptions described above to evaluate the impact on the fair value of the prepared foods reporting unit’s goodwill.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1997.
Miami, Florida
February 24, 2025

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(U.S. dollars in millions, except share and per share data)

	December 27, 2024	December 29, 2023
Assets
Current assets:
Cash and cash equivalents	$32.6	$33.8
Trade accounts receivable, net of allowance of $35.0 and $20.8, respectively	393.2	387.0
Other accounts receivable, net of allowance of $8.9 and $5.6, respectively	78.0	95.1
Inventories, net	595.3	599.9
Assets held for sale	9.5	4.5
Prepaid expenses and other current assets	24.3	24.0
Total current assets	1,132.9	1,144.3

Investments in and advances to unconsolidated companies	39.9	22.2
Property, plant and equipment, net	1,191.6	1,256.4
Operating lease right-of-use assets	186.1	213.8
Goodwill	396.3	401.9
Intangible assets, net	33.2	33.3
Deferred income taxes	47.5	51.5
Other noncurrent assets	68.7	60.7
Total assets	$3,096.2	$3,184.1

Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued expenses	$476.0	$479.0
Current maturities of debt and finance leases	1.5	1.4
Current maturities of operating leases	38.6	48.6
Income taxes and other taxes payable	17.0	11.6
Total current liabilities	533.1	540.6

Long-term debt and finance leases	248.9	406.1
Operating leases, less current maturities	122.3	142.1
Retirement benefits	83.1	82.3
Other noncurrent liabilities	26.8	27.6
Deferred income taxes	75.2	72.7
Total liabilities	1,089.4	1,271.4
Commitments and contingencies (See note 16)
Shareholders' equity:
Preferred shares, $0.01 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.01 par value; 200,000,000 shares authorized; 47,940,300 and 47,629,018 issued and outstanding, respectively	0.5	0.5
Paid-in capital	605.0	597.7
Retained earnings	1,435.4	1,341.4
Accumulated other comprehensive loss	(50.4)	(43.3)
Total Fresh Del Monte Produce Inc. shareholders' equity	1,990.5	1,896.3
Noncontrolling interests	16.3	16.4
Total shareholders' equity	2,006.8	1,912.7
Total liabilities, redeemable noncontrolling interest and shareholders' equity	$3,096.2	$3,184.1

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in millions, except share and per share data)

	Year ended
	December 27, 2024	December 29, 2023	December 30, 2022
Net sales	$4,280.2	$4,320.7	$4,442.3
Cost of products sold	3,922.3	3,970.0	4,102.1
Gross profit	357.9	350.7	340.2

Selling, general and administrative expenses	196.9	186.7	186.8
Gain (loss) on disposal of property, plant and equipment, net and subsidiary	39.5	37.9	(1.9)
Asset impairment and other charges (credits), net	4.2	143.4	(4.8)
Operating income	196.3	58.5	156.3

Interest expense	18.4	24.1	24.4
Interest income	1.2	1.4	0.7
Other expense, net	8.4	19.3	14.8
Income before income taxes	170.7	16.5	117.8

Income tax provision	29.1	18.1	20.1
Net income (loss)	$141.6	$(1.6)	$97.7

Less: Net (loss) income attributable to redeemable and noncontrolling interests	(0.6)	9.8	(0.9)
Net income (loss) attributable to Fresh Del Monte Produce Inc.	$142.2	$(11.4)	$98.6

Net income (loss) per ordinary share attributable to Fresh Del Monte Produce Inc. - Basic	$2.97	$(0.24)	$2.06

Net income (loss) per ordinary share attributable to Fresh Del Monte Produce Inc. - Diluted	$2.96	$(0.24)	$2.06

Dividends declared per ordinary share	$1.00	$0.75	$0.60

Weighted average number of ordinary shares:
Basic	47,876,129	47,979,143	47,790,920
Diluted	48,040,005	47,979,143	47,943,464

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(U.S. dollars in millions)

	Year ended
	December 27, 2024	December 29, 2023	December 30, 2022
Net income (loss)	$141.6	$(1.6)	$97.7

Other comprehensive income (loss):
Net unrealized gain (loss) on derivatives, net of tax	1.8	(2.2)	46.9
Net unrealized foreign currency translation loss	(8.1)	(3.5)	(18.6)
Release of cumulative translation adjustment due to substantial liquidation of a foreign entity	—	2.4	—
Net change in retirement benefit adjustment, net of tax	(0.8)	1.5	(2.9)
Comprehensive income (loss)	134.5	(3.4)	123.1
Less: comprehensive income (loss) attributable to redeemable and noncontrolling interests	(0.6)	9.8	(0.9)
Comprehensive income (loss) attributable to Fresh Del Monte Produce Inc.	$135.1	$(13.2)	$124.0

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in millions)

	Year ended
	December 27, 2024	December 29, 2023	December 30, 2022
Operating activities:
Net income (loss)	$141.6	$(1.6)	$97.7
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	78.5	84.8	92.5
Amortization of debt issuance costs	0.5	0.5	0.6
Share-based compensation expense	6.9	9.9	6.9
Asset impairment charges	3.7	141.3	3.5
Change in uncertain tax positions	(1.0)	1.5	1.7
(Gain) loss on disposal of property, plant and equipment, and subsidiary, net	(39.5)	(37.9)	1.9
Deferred income taxes	3.6	(3.8)	2.5
Adjustment of Kunia Well Site liability	—	—	(9.9)
Gain on release of cumulative translation adjustment	—	(2.4)	—
Other, net	(6.6)	(1.3)	1.6
Changes in operating assets and liabilities
Receivables	(9.8)	(19.3)	(37.4)
Inventories	(1.5)	64.7	(72.1)
Prepaid expenses and other current assets	(2.4)	1.7	(0.2)
Accounts payable and accrued expenses	11.2	(64.1)	(17.8)
Other noncurrent assets and liabilities	(2.7)	3.9	(9.7)
Net cash provided by operating activities	182.5	177.9	61.8

Investing activities:
Capital expenditures	(51.7)	(57.7)	(48.1)
Investments in and advances to unconsolidated companies	(8.0)	(5.3)	(9.7)
Proceeds from sales of property, plant and equipment and subsidiary	74.4	119.9	8.7
Cash paid from settlement of derivatives not designated as hedges	—	—	(0.2)
Insurance proceeds received for damage to property, plant and equipment, net	5.7	—	—
Other investing activities	—	(0.5)	0.2
Net cash provided by (used in) investing activities	20.4	56.4	(49.1)

Financing activities:
Proceeds from long-term debt	620.4	590.5	1,066.3
Payments on long-term debt	(776.3)	(730.3)	(1,045.6)
Purchase of noncontrolling interest	—	(5.2)	—
Distributions to noncontrolling interests	—	(17.9)	(0.9)
Payment of deferred financing costs	(2.2)	—	—
Repurchase and retirement of ordinary shares	—	(11.8)	—
Share-based awards settled in cash for taxes	(0.9)	(0.8)	(1.6)
Dividends paid	(47.8)	(35.9)	(28.7)
Other financing activities	(3.1)	(2.1)	(1.5)
Net cash used in financing activities	(209.9)	(213.5)	(12.0)

Effect of exchange rate changes on cash	5.8	(4.2)	0.4
Net (decrease) increase in cash and cash equivalents	(1.2)	16.6	1.1
Cash and cash equivalents, beginning	33.8	17.2	16.1
Cash and cash equivalents, ending	$32.6	$33.8	$17.2

Supplemental cash flow information:
Cash paid for interest	$20.3	$24.2	$23.5
Cash paid for income taxes	$16.0	$14.9	$13.3

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(U.S. dollars in millions)

	Year ended
	December 27, 2024	December 29, 2023	December 30, 2022
Non-cash financing and investing activities:
Right-of-use assets obtained in exchange for new operating lease obligations	$38.2	$51.0	$59.6
Right-of-use assets obtained in exchange for new finance lease obligations	$0.1	$0.2	$0.1
Note receivable received in exchange for minority interest in subsidiary	$0.5	$—	$—
Dividends on restricted stock units	$0.4	$0.4	$—
Non-cash conversion of note receivable in exchange for investment in unconsolidated company	$0.7	$—	$—
Insurance receivable for loss due to property damages	$—	$0.9	$—

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(U.S. dollars in millions, except share data)

	Ordinary Shares Outstanding	Ordinary Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Fresh Del Monte Produce Inc. Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interest
Balance at December 31, 2021	47,554,695	$0.5	$541.0	$1,327.7	$(66.9)	$1,802.3	$21.7	$1,824.0	$49.5
Exercises of stock options	7,000	—	0.2	—	—	0.2	—	0.2	—
Settlement of restricted stock units	276,985	—	—	—	—	—	—	—	—
Share-based payment expense	—	—	6.9	—	—	6.9	—	6.9	—
Disposal of noncontrolling interests	—	—	—	—	—	—	0.3	0.3	—
Distribution to noncontrolling interests	—	—	—	—	—	—	(0.3)	(0.3)	—
Dividend declared	—	—	—	(28.7)	—	(28.7)	—	(28.7)	—
Comprehensive income:
Net income (loss)	—	—	—	98.6	—	98.6	(0.8)	97.8	(0.1)
Unrealized gain (loss) on derivatives, net of tax	—	—	—	—	46.9	46.9	—	46.9	—
Net unrealized foreign currency translation (loss) gain	—	—	—	—	(18.6)	(18.6)	—	(18.6)	—
Change in retirement benefit adjustment, net of tax	—	—	—	—	(2.9)	(2.9)	—	(2.9)	—
Comprehensive income (loss)						124.0	(0.8)	123.2	(0.1)
Balance at December 30, 2022	47,838,680	$0.5	$548.1	$1,397.6	$(41.5)	$1,904.7	$20.9	$1,925.6	$49.4
Exercises of stock options	2,418	—	—	—	—	—	—	—	—
Settlement of restricted stock units	287,920	—	—	—	—	—	—	—	—
Share-based payment expense	—	—	9.8	—	—	9.8	—	9.8	—
Distribution to noncontrolling interests	—	—	—	—	—	—	(14.4)	(14.4)	(1.4)
Dividend declared	—	—	0.5	(36.4)	—	(35.9)	—	(35.9)	—
Settlement of redeemable noncontrolling interest	—	—	42.7	—	—	42.7	—	42.7	(47.9)
Repurchase and retirement of ordinary shares	(500,000)	—	(3.4)	(8.4)	—	(11.8)	—	(11.8)	—
Comprehensive income:
Net income (loss)	—	—	—	(11.4)	—	(11.4)	9.9	(1.5)	(0.1)
Unrealized gain (loss) on derivatives, net of tax	—	—	—	—	(2.2)	(2.2)	—	(2.2)	—
Net unrealized foreign currency translation (loss) gain	—	—	—	—	(3.5)	(3.5)	—	(3.5)	—
Release of cumulative translation adjustment due to substantial liquidation of a foreign entity	—	—	—	—	2.4	2.4	—	2.4	—
Change in retirement benefit adjustment, net of tax	—	—	—	—	1.5	1.5	—	1.5	—
Comprehensive income (loss)						(13.2)	9.9	(3.3)	(0.1)
Balance at December 29, 2023	47,629,018	$0.5	$597.7	$1,341.4	$(43.3)	$1,896.3	$16.4	$1,912.7	$—
Exercises of stock options	—	—	—	—	—	—	—	—	—
Settlement of restricted stock units	311,282	—	—	—	—	—	—	—	—
Share-based payment expense	—	—	6.9	—	—	6.9	—	6.9	—
Dividend declared	—	—	0.4	(48.2)	—	(47.8)	—	(47.8)	—
Capital contribution from, or distribution to non-controlling interest	—	—	—	—	—	—	0.5	0.5	—
Comprehensive income:
Net income (loss)	—	—	—	142.2	—	142.2	(0.6)	141.6	—
Unrealized gain (loss) on derivatives, net of tax	—	—	—	—	1.8	1.8	—	1.8	—
Net unrealized foreign currency translation (loss) gain	—	—	—	—	(8.1)	(8.1)	—	(8.1)	—
Change in retirement benefit adjustment, net of tax	—	—	—	—	(0.8)	(0.8)	—	(0.8)	—
Comprehensive income (loss)						135.1	(0.6)	134.5	—
Balance at December 27, 2024	47,940,300	$0.5	$605.0	$1,435.4	$(50.4)	$1,990.5	$16.3	$2,006.8	$—

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

•Banana

•Other products and services - includes our third-party freight and logistic services business, our Jordanian poultry and meats business and our biomass initiatives.

Fiscal Year

Our fiscal year end is the last Friday of the calendar year, unless the first Friday subsequent to the end of the calendar year is January 1st (in which case our year end is January 1st). Fiscal year 2024 had 52 weeks and ended on December 27, 2024. Fiscal year 2023 had 52 weeks and ended on December 29, 2023. Fiscal year 2022 had 52 weeks and ended on December 30, 2022.

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

We are required to evaluate events occurring after December 27, 2024, our fiscal year end, for recognition and disclosure in the Consolidated Financial Statements for the year ended fiscal 2024. Events are evaluated based on whether they represent information existing as of December 27, 2024, which require recognition in the Consolidated Financial Statements, or new events occurring after December 27, 2024, which do not require recognition but require disclosure if the event is significant to the Consolidated Financial Statements. We evaluated events occurring subsequent to December 27, 2024 through the date of issuance of these Consolidated Financial Statements.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Summary of Significant Accounting Policies

 Cash and Cash Equivalents

We classify as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase.

Trade Receivables

Trade receivables less allowances are recognized on our accompanying Consolidated Balance Sheets at net realizable value, which reflects the net amount expected to be collected from customers. Our allowance for trade receivables consists of two components: a $11.5 million allowance for credit losses and a $23.5 million allowance for customer claims, which are accounted for under the scope of ASC 606 - Revenue Recognition.

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

Accounts receivable from one customer represents approximately 7% of trade accounts receivable, net of allowance. This customer is current with its payments.

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

VAT receivables are primarily related to purchases by production units and are refunded by the taxing authorities. As of December 27, 2024, we had $41.2 million classified as current in other accounts receivable and $24.5 million, net of allowance of $2.8 million, classified as other noncurrent assets on our Consolidated Balance Sheets. As of December 29, 2023, we had $43.9 million classified as current in other accounts receivable and $17.7 million, net of allowance of $3.6 million, classified as other noncurrent assets in our Consolidated Balance Sheets.

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

Inventories consisted of the following (U.S. dollars in millions):

	December 27, 2024	December 29, 2023
Finished goods	$200.2	$201.1
Raw materials and packaging supplies	157.6	167.1
Growing crops	237.5	231.7
Total inventories	$595.3	$599.9

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

Investments in Unconsolidated Companies

We apply the equity method of accounting to account for investments over which we exert significant influence but do not hold a controlling financial interest, or for investments in limited partnerships where our ownership interest is more than 3%-5%. Under the equity method of accounting, investments are stated at initial cost and are adjusted for subsequent additional investments and our proportionate share of earnings or losses and distributions. Our investments in unconsolidated companies include investments in companies who qualify as investment companies pursuant to Accounting Standards Codification Topic 946, Financial Services - Investment Companies. Accordingly, the underlying investments held by investees who qualify as investment companies are generally carried at fair value with unrealized gains and losses resulting from changes in the fair value of these investments recognized as gains or losses in income. As these investees hold investments in private companies, they do not have a readily determinable fair value and are carried on our Consolidated Balance Sheets at net asset value ("NAV"), which approximates fair value. Additionally, due to these investments being carried at NAV, they are excluded from the fair value hierarchy. As a result of the timing of the receipt of valuation data from the investment managers, these investments are generally reported on a three-month lag.

We present the carrying value of our equity method investments within investments in and advances to unconsolidated companies on our Consolidated Balance Sheets. Our proportionate share of the investees' net income or loss is presented under other expense, net on our Consolidated Statement of Operations. We review our investments for impairment when events and circumstances indicate that the decline in fair value of such assets below the carrying value is other-than-temporary. See Note 4, “Investments in Unconsolidated Companies” for further information.

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

Our long-lived assets other than property, plant and equipment consists of a definite-lived intangible asset. Intangible asset determined to have finite life is amortized over the estimated useful life to reflect the pattern of economic benefits consumed, either on a straight-line or accelerated basis. Our definite-lived intangible asset has a remaining amortization period of 16 years. Amortization expense related to definite-lived intangible assets totaled $0.1 million for 2024, $4.9 million for 2023 and $7.8 million for 2022, and is included in selling, general, and administrative expenses. Refer to Note 6, “Goodwill and Other Intangible Assets.” for further information.

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

We incurred charges related to impairment of long-lived assets of $2.3 million in 2024, $119.7 million in 2023, and $3.5 million in 2022. Such charges are included in asset impairment and other charges (credits), net in the accompanying Consolidated Statements of Operations for the years ended December 27, 2024, December 29, 2023 and December 30, 2022 and are described further in Note 3, “Asset Impairment and Other Charges (Credits), Net” and Note 6, “Goodwill and Other Intangible Assets”.

The gain on disposal of property, plant and equipment, net of $39.5 million during 2024 primarily related to the sale of two idle facilities in South America, a Canadian distribution center, a warehouse in Chile, and certain assets of Fresh Leaf Farms, a North American subsidiary in our fresh and value-added products segment. These transactions were primarily accounted for using the guidance in ASC 610 - Other Income.

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

For those reporting units where events or changes in circumstances indicate that potential impairment indicators exist, we perform a quantitative assessment to determine whether the carrying amount of goodwill can be recovered. When performing the annual goodwill impairment test, we may start with an optional qualitative assessment as allowed for under the accounting guidance. As part of the qualitative assessment, we evaluate all events and circumstances, including both positive and negative events, in their totality, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we bypass the qualitative assessment, or if the qualitative assessment indicates that a quantitative analysis should be performed, we evaluate goodwill for impairment by comparing the fair value of a reporting unit to its carrying value, including the associated goodwill. We generally estimate a reporting unit’s fair value using a discounted cash flow approach which is dependent on several significant estimates and assumptions related to forecasts of future revenues, cost of sales, expenses and the weighted-average cost of capital for each reporting unit. If the carrying amount of the reporting unit exceeds the estimated fair value, an impairment charge is recorded to reduce the carrying value to the estimated fair value. The impairment of goodwill is limited to the total amount of goodwill allocated to the reporting unit. Any adverse changes in the significant estimates and assumptions used in our goodwill impairment test could have a significant impact on the recoverability of goodwill and could have a material impact on our Consolidated Financial Statements. We incurred charges related to impairment of goodwill of $1.4 million in 2024 and $21.6 million in 2023 as described further in Note 3, “Asset Impairment and Other Charges (Credits), Net" and Note 6, “Goodwill and Other Intangible Assets”. No charges related to impairment of goodwill were recorded during 2022.

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

See Note 6, “Goodwill and Other Intangible Assets” for further discussion.

Revenue Recognition

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to be entitled to in exchange for those products or services. We record revenue based on a five-step model in accordance with the accounting guidance. For our customer contracts, we identify the performance obligations (products or services), determine the transaction price, allocate the contract transaction price to the performance obligations, and recognize the revenue when the performance obligation is fulfilled, which is when the product is shipped to or received by the customer, depending on the specific terms of the arrangement. Substantially all our revenues are recorded at a point in time with exception of our third-party freight and logistic services business which is recorded over time.

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

Advertising and Promotional Costs

We expense advertising and promotional costs as incurred. Advertising and promotional costs, which are included in selling, general and administrative expenses, were $12.7 million for 2024, $10.5 million for 2023 and $9.3 million for 2022.

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

We account for income tax uncertainties consistent with the guidance included in ASC 740 - Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

Other expense, net, in the accompanying Consolidated Statements of Operations includes a net foreign exchange loss of $10.8 million for 2024, $10.4 million for 2023, and $8.4 million for 2022. These amounts include the effect of foreign currency remeasurement and realized foreign currency transaction gains and losses.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Retirement and Other Employee Benefits

We sponsor a number of defined benefit pension plans and post-retirement plans. The most significant of these plans cover employees in the United States, United Kingdom, Costa Rica and Guatemala. We recognize the funded status of our defined benefit pension and post-retirement plans in our Consolidated Balance Sheets, with changes in the funded status recognized primarily through accumulated other comprehensive loss in the year in which the changes occur. Actuarially-determined liabilities related to pension and post-retirement benefits are recorded based on estimates and assumptions. Factors used in developing estimates of these liabilities include assumptions related to discount rates, rates of return on investments, benefit payment patterns and other factors, and are periodically updated. We provide disclosures about our plan assets, including investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets consistent with the fair value hierarchy framework.

See Note 14, “Retirement and Other Employee Benefits” for more information.

Redeemable Noncontrolling Interest

As part of the Mann Packing acquisition in 2018, we acquired a put option exercisable by the 25% shareholder of one of the acquired subsidiaries. The put option allowed the noncontrolling shareholder to sell its 25% noncontrolling interest to us for a multiple of the subsidiary's adjusted earnings on or after April 1, 2023. As the put option was outside of our control, the estimated redemption value of the 25% noncontrolling interest was presented as a redeemable noncontrolling interest outside of permanent equity on our Consolidated Balance Sheet. At each reporting period, the redeemable noncontrolling interest was recognized at the higher of (1) the initial carrying amount adjusted for accumulated earnings and distributions or (2) the contractually-defined redemption value as of the balance sheet date. In June 2023, the noncontrolling shareholder exercised its put option right and the Company closed the purchase of the remaining 25% of this subsidiary.

See Note 22, "Redeemable Noncontrolling Interest Acquisition" for more information.

New Accounting Pronouncements - Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU amends Accounting Standards Codification (ASC) 280 to enhance the nature and frequency of segment disclosures. Specifically, the update requires disclosure of significant segment expenses regularly provided to the Chief Operating Decision Maker ("CODM") included within the reported measures of a segment's profit or loss, the amount and composition of other segment items in order to reconcile to the reported measures of a segment's profit or loss, the CODM's title and position, and how the CODM uses the reported measures of a segment's profit or loss in assessing segment performance and how to allocate resources. The ASU also requires that annual disclosures about a reportable segment's profit or loss and assets required by Topic 280 be made in interim periods. ASU 2023-07 is effective for years beginning after December 15, 2023 and interim periods beginning after December 15, 2024 with early adoption permitted. We have adopted this guidance, which did not have an impact on our financial condition, results of operations and cash flows, although it did result in expanded reportable segment disclosures as included in Note 20, "Business Segment Data".

New Accounting Pronouncements - Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). This ASU amends Accounting Standards Codification (ASC) 220 to require additional disclosure of certain expense information on an annual and interim basis, including but not limited to the amounts of purchases of inventory, employee compensation and deprecation and intangible asset amortization included within each income statement expense caption, as applicable. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027 with early adoption permitted. ASU 2024-03 should be applied prospectively; however, retrospective application is permitted. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. This ASU amends ASC 740 to enhance the nature of disclosures for income taxes. Specifically, the ASU requires public business entities to disclose additional information in categories defined within the ASU within the reconciliation of the effective tax rate to the statutory rate for federal, state and foreign income taxes. Additionally, the ASU requires disclosure of taxes paid, net of refunds received, disaggregated by federal, state and foreign taxes. ASU 2023-09 is effective for years beginning after December 15, 2024 with early adoption permitted. We have evaluated the impact of the adoption of this ASU and concluded it has no impact on our financial condition, results of operations and cash flows, but will impact our income tax disclosures.

3. Asset Impairment and Other Charges (Credits), Net

We incurred asset impairment and other charges (credits), net totaling $4.2 million for 2024, $143.4 million for 2023 and $(4.8) million for 2022.

The following represents the detail of asset impairment and other charges (credits), net for the year ended December 27, 2024 by reportable segment (U.S. dollars in millions):

	Long-lived and other asset impairment	Exit activity and other charges (credits)	Total
Banana segment:
California Air Resource Board reserve (1)	$—	$0.5	$0.5
Philippines impairment of banana-related fixed assets	1.2	—	1.2
Fresh and value-added products segment:
Insurance recovery related to South American warehouse	—	(2.0)	(2.0)
Impairment of vegetable reporting unit goodwill (2)	1.4	—	1.4
Impairment of damaged buildings in Central America	1.5	—	1.5
Reduction in repair reserves related to 2023 flooding in Greece (3)	(0.5)	—	(0.5)
Chile property and equipment damage due to rain and windstorms	—	0.2	0.2
Other fresh and value-added products segment charges	0.1	—	0.1
Other:
Legal settlement (4)	—	1.8	1.8
Total asset impairment and other charges (credits), net	$3.7	$0.5	$4.2

(1)     During the year ended December 27, 2024, we recorded a $0.5 million reserve relating to a potential contingency matter. Refer to Note 16, "Commitments and Contingencies" for further information.
(2)     Refer to Note 6, "Goodwill and Other Intangible Assets," for further information.
(3)     Due to damages caused by severe flooding during the third quarter of 2023, we recorded reserves related to estimated damages to our property, plant and equipment. During the year ended December 27, 2024, we determined it was appropriate to reduce this reserve by $0.5 million based on actual repair charges incurred.
(4)     During the year ended December 27, 2024, we entered into a settlement agreement with respect to a litigation matter by a former employee regarding a legacy claim stemming from the 1970s. Accordingly, we incurred charges of $1.8 million, net of insurance reimbursements, associated with the settlement. Refer to Note 16, “Commitments and Contingencies.”

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following represents the detail of asset impairment and other charges (credits), net for the year ended December 29, 2023 by reportable segment (U.S. dollars in millions):

	Long-lived and other asset impairment	Exit activity and other charges (credits)	Total
Banana segment:
Impairment of low-yielding banana farms in the Philippines	$3.7	$—	$3.7
Fresh and value-added products segment:
Impairment of fresh and value-added assets in North America (1)	109.6	—	109.6
Impairment of prepared foods reporting unit goodwill (2)	21.6	—	21.6
Impairment of low productivity grape vines in South America and related costs	1.7	0.1	1.8
Impairment of low-yielding apple farms in South America	2.6	—	2.6
Other fresh and value-added products segment charges	0.3	0.7	1.0
Other:
2023 cybersecurity incident expenses (3)	—	1.3	1.3
Impairment of assets related to idle land in Central and South America	$1.8	$—	$1.8
Total asset impairment and other charges (credits), net	$141.3	$2.1	$143.4

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following represents the detail of asset impairment and other charges (credits), net for the year ended December 30, 2022 by reportable segment (U.S. dollars in millions):

	Long-lived and other asset impairment	Exit activity and other charges (credits)	Total
Banana segment:
Exit costs related to European facility	$—	$0.4	$0.4
Philippine asset impairment due to floods(1)	2.7	—	2.7
Fresh and value-added products segment:
Adjustment of Kunia Well Site environmental liability in Hawaii(2)	—	(9.9)	(9.9)
Impairment of South America farm and other charges	0.8	0.1	0.9
Other fresh and value-added products segment charges	—	0.1	0.1
Other:
Former President/COO severance expense	$—	$1.0	$1.0
Total asset impairment and other charges (credits), net	$3.5	$(8.3)	$(4.8)

(1)     $2.7 million asset impairment as a result of flooding in the Philippines due to heavy rainfall during the fourth quarter of 2022.
(2)     $(9.9) million reduction in our environmental liability related to the Kunia Well Site clean-up. Refer to Note 16, “Commitments and Contingencies,” for further information.

4. Investments in and Advances to Unconsolidated Companies

Investments in and advances to unconsolidated companies amounted to $39.9 million as of December 27, 2024 and $22.2 million as of December 29, 2023. These investments are accounted for under the equity method of accounting, and primarily relate to investments in limited partnerships and joint ventures in the food, nutrition and agricultural technology sectors. Our proportionate share of income (losses) related to these unconsolidated companies was $9.2 million, $(1.0) million, and $(0.4) million for the years ended December 27, 2024, December 29, 2023, and December 30, 2022 and is included in "Other expense, net" in the Consolidated Statements of Operations. Distributions received from these investments were not significant for the years ended December 27, 2024, December 29, 2023, or December 30, 2022.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following (U.S. dollars in millions):

	December 27, 2024	December 29, 2023
Land and land improvements	$680.0	$695.9
Buildings and leasehold improvements	550.4	581.4
Machinery and equipment	598.7	609.3
Maritime equipment (including containers)	223.3	229.0
Furniture, fixtures and office equipment	101.4	102.1
Automotive equipment	68.6	69.1
Construction-in-progress	21.0	23.3
	2,243.4	2,310.1
Less: accumulated depreciation and amortization	(1,051.8)	(1,053.7)
Property, plant and equipment, net	$1,191.6	$1,256.4

Depreciation expense on property, plant and equipment, including assets under finance leases, was $78.4 million for 2024, $79.9 million for 2023 and $84.8 million for 2022.

Shipping containers, machinery and equipment and automotive equipment under finance leases totaled $10.4 million at December 27, 2024 and $11.1 million at December 29, 2023. Accumulated amortization for assets under finance leases was $4.7 million at December 27, 2024 and $3.8 million at December 29, 2023.

The gain (loss) on disposal of property, plant and equipment, net and subsidiary was a gain of $39.5 million for 2024, a gain of $37.9 million for 2023 and a loss of $(1.9) million for 2022. The gain on disposal of property, plant and equipment, net and subsidiary in 2024 was primarily related to the sale of two idle facilities and one warehouse in Chile, a Canadian distribution center, and certain assets of a fresh-cut vegetable subsidiary in North America. The gain on disposal of property, plant and equipment, net and subsidiary in 2023 is primarily related to the sale of two distribution centers and related assets in Saudi Arabia, the sale of an idle production facility in North America, the sale of our plastics business subsidiary in South America, the sale of two carrier vessels and the sales of land assets in South and Central America.

6. Goodwill and Other Intangible Assets

The following table reflects our indefinite-lived intangible assets, including goodwill, and our definite-lived intangible assets along with related accumulated amortization by major category (U.S. dollars in millions):

	December 27, 2024	December 29, 2023
Goodwill	$396.3	$401.9
Indefinite-lived intangible assets:
Trademarks	31.7	31.7
Definite-lived intangible assets:
Definite-lived intangible assets	10.6	10.6
Accumulated amortization	(9.1)	(9.0)
Definite-lived intangible assets, net	1.5	1.6
Goodwill and other intangible assets, net	$429.5	$435.2

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Indefinite-lived and definite-lived intangible assets are included in intangible assets, net, in the Consolidated Balance Sheets. Our definite-lived intangible assets primarily consist of water rights in South America.

The following table reflects the changes in the carrying amount of goodwill by business segment (U.S. dollars in millions):

	Bananas	Fresh and Value-Added Products	Totals
Balance at December 30, 2022	$64.1	$358.8	$422.9
Foreign exchange	0.3	0.3	0.6
Impairment charges	—	(21.6)	(21.6)
Balance at December 29, 2023	$64.4	$337.5	$401.9
Foreign exchange	(0.2)	—	(0.2)
Goodwill allocated to disposal of fresh-cut vegetable assets	—	(4.0)	(4.0)
Impairment charges	—	(1.4)	(1.4)
Balance at December 27, 2024	$64.2	$332.1	$396.3

In the table above, goodwill is presented net of accumulated impairment losses of $111.1 million, relating strictly to the fresh and value-added products segment. Impairment charges of $1.4 million and $21.6 million were recorded during 2024 and 2023. No impairment charges related to goodwill were incurred during 2022.

Allocation of Goodwill to Disposal of Fresh Leaf Farm Assets

On October 26, 2024, the Company entered into an agreement to dispose of certain assets in Fresh Leaf Farms, LLC ("Fresh Leaf Farms"), a wholly owned subsidiary of our Mann Packing business which operated in our fresh and value-added products segment. In accordance with ASC 805 - Business Combinations, the sale of the Fresh Leaf Farms' assets constitutes a business, and therefore, the Company allocated $4.0 million of goodwill from its fresh-cut reporting unit to the carrying value of the assets sold as determined on a relative fair value basis. The reporting unit was evaluated for impairment subsequent to the allocation of goodwill and it was determined that the fair value of the reporting unit was in excess of its carrying amount. See Note 18, “Fair Value Measurements” for further discussion.

Results of 2024 Impairment Tests

We review goodwill for impairment on an annual basis or earlier if indicators of impairment arise. We performed our fourth quarter 2024 annual goodwill impairment test using a quantitative assessment for all reporting units, and specifically an income approach valuation methodology. Based on the results of our impairment test and due to underperformance in our vegetable business in North America and reduction in forecasted cash flows, we incurred an impairment charge of $1.4 million, representing the entire goodwill assigned to the vegetable reporting unit. The results of our impairment test for the remaining reporting units resulted in the fair value of each reporting unit exceeding its respective carrying amount as of the assessment date.

We also evaluated both Del Monte® trade names and trademarks related to our prepared foods reporting unit for impairment as of the first day of our fourth quarter of 2024 using the royalty savings method, an income approach valuation methodology. The royalty savings method estimated the fair value of the intangible assets by capitalizing the royalties saved. Both Del Monte® trade names and trademarks had fair values that exceeded their carrying amounts.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table highlights the sensitivities of the indefinite-lived intangibles as of December 27, 2024 (U.S. dollars in millions):

	Banana Reporting Unit Goodwill	Prepared Foods Reporting Unit Goodwill	Prepared Foods Reporting Unit Del Monte® Trade Names and Trademarks
Carrying value of indefinite-lived intangible assets	$64.2	$27.1	$31.7
Approximate percentage by which the fair value exceeds the carrying value based on the annual impairment test	17.7%	8.6%	40.9%
Amount that a one percentage point increase in the discount rate and a 5% decrease in cash flows would cause the carrying value to exceed the fair value and trigger an impairment	$57.5	$27.1	$—

Results of 2023 Impairment Tests

Based on the results of our 2023 impairment test and due to underperformance in our prepared foods business in North America and Europe, coupled with an increase in the discount rates used, we incurred an impairment charge of $21.6 million for which the fair value was determined to be $27.2 million.

In addition, during the fourth quarter of 2023, we identified factors which indicated the carrying amounts of certain fresh and value-added assets associated with Mann Packing may not be recoverable. These factors included (1) a sustained decline in actual and projected sales and gross margins, (2) conclusions reached from management's strategic review of Mann Packing finalized in the fourth quarter of 2023 and (3) impairment charges of goodwill in our prepared foods reporting unit which is included within our fresh and value-added products segment. Based on the results of our recoverability test performed, we determined the carrying amounts of certain fresh and value-added assets exceeded their fair values and during 2023 we recorded non-cash impairment charges of $109.6 million, including impairment charges to customer relationships intangible assets of $88.6 million and trade name intangible assets of $8.3 million.

As of December 27, 2024, the estimated amortization expense related to definite-lived intangible assets for the five succeeding years is as follows (U.S. dollars in millions):

Year	Estimated Amortization Expense
2025	$0.1
2026	0.1
2027	0.1
2028	0.1
2029	0.1

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Allowance for Credit Losses

We estimate expected credit losses on our trade receivables and financing receivables in accordance with Accounting Standards Codification (“ASC”) 326 - Financial Instruments - Credit Losses.

Trade Receivables

Trade receivables as of December 27, 2024 were $393.2 million, net of an allowance of $35.0 million. Our allowance for trade receivables consists of two components: a $11.5 million allowance for credit losses and a $23.5 million allowance for customer claims accounted for under the scope of ASC 606 - Revenue Recognition.

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

The table below presents a rollforward of our trade receivable allowance for credit losses for the years ended December 27, 2024 and December 29, 2023 (U.S. dollars in millions):

	Year ended
Trade Receivables	December 27, 2024	December 29, 2023
Allowance for Credit Losses
Balance, beginning of period	$7.4	$9.3
Provision for uncollectible amounts	4.7	1.6
Deductions to allowance related to write-offs	(0.4)	(3.3)
Foreign exchange effects	(0.2)	—
Reclassifications(1)	—	(0.2)
Balance, end of period	$11.5	$7.4

(1)     Reclassifications of $0.2 million to the long-term allowance for credit losses during the year ended December 29, 2023. The amounts in the long-term allowance for credit losses, presented in other noncurrent assets on our Consolidated Balance Sheets, related to customer receivables as of the years ended December 27, 2024 and December 29, 2023 are not material to our Consolidated Financial Statements.

Financing Receivables

Financing receivables are included in other accounts receivable, net on our Consolidated Balance Sheet if due in less than one year and other noncurrent assets on our Consolidated Balance Sheet if due in greater than one year. Financing receivables are recognized at amortized cost less an allowance for estimated credit losses. Financing receivables include seasonal advances to growers and suppliers, which are usually short-term in nature, and other financing receivables.

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

The following table details the advances to growers and suppliers based on their credit risk profile (U.S. dollars in millions):

	December 27, 2024		December 29, 2023
	Current	Past-Due	Current	Past-Due
Gross advances to growers and suppliers	$18.8	$16.1	$25.1	$10.8

The allowance for advances to growers and suppliers and the related financing receivables for the years ended December 27, 2024 and December 29, 2023 were as follows (U.S. dollars in millions):

	Year ended
	December 27, 2024	December 29, 2023
Allowance for advances to growers and suppliers:
Balance, beginning of period	$7.5	$4.9
Provision for uncollectible amounts	5.6	2.6
Deductions to allowance related to write-offs	(1.0)	—
Balance, end of period	$12.1	$7.5

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (U.S. dollars in millions):

	December 27, 2024	December 29, 2023
Trade payables	$228.0	$243.1
Accrued fruit purchases	30.1	29.6
Ship and port operating expenses	20.1	19.1
Warehouse and distribution costs	22.5	36.4
Payroll and employee benefits	88.9	73.1
Accrued promotions	29.1	26.3
Other accrued expenses	57.3	51.4
Accounts payable and accrued expenses	$476.0	$479.0

Other accrued expenses are primarily composed of accruals for purchases received but not invoiced and other accruals, none of which individually exceed 5% of current liabilities.

9. Income Taxes

The provision for income taxes consisted of the following (U.S. dollars in millions):

	Year ended
	December 27, 2024	December 29, 2023	December 30, 2022
Current:
U.S. federal income tax	$0.1	$0.1	$0.3
State	0.7	1.0	0.7
Non-U.S.	24.8	20.8	16.6
	25.6	21.9	17.6
Deferred:
U.S. federal income tax	0.3	(1.1)	—
State	0.2	(0.2)	—
Non-U.S.	3.0	(2.5)	2.5
	3.5	(3.8)	2.5
	$29.1	$18.1	$20.1

Income before income taxes consisted of the following (U.S. dollars in millions):

	Year ended
	December 27, 2024	December 29, 2023	December 30, 2022
U.S.	$8.5	$(136.4)	$1.0
Non-U.S.	162.2	152.9	116.8
	$170.7	$16.5	$117.8

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The differences between the reported provision for income taxes and income taxes computed at the U.S. statutory federal income tax rate are explained in the following reconciliation (U.S. dollars in millions):

	Year ended
	December 27, 2024	December 29, 2023	December 30, 2022
Income tax provision computed at the U.S. statutory federal rate	$35.9	$3.4	$24.7
Effect of tax rates on non-U.S. operations	(31.2)	(70.8)	(71.7)
Provision for uncertain tax positions	(1.0)	1.5	1.7
Non-deductible interest	22.3	23.1	0.7
Foreign exchange	(18.2)	8.1	2.8
Non-deductible intercompany charges	—	—	0.5
Non-deductible differences	1.3	(0.7)	0.9
Non-taxable income/loss	(2.1)	(0.5)	0.6
Non-deductible impairment charges	0.7	5.4	—
Other	2.1	0.8	(3.3)
State tax benefit	0.5	(4.4)	0.1
Other taxes in lieu of income	5.8	3.5	5.5
Increase in valuation allowance (1)	13.0	48.7	57.6
Provision for income taxes	$29.1	$18.1	$20.1
  _____________
(1)     The increase in valuation allowance includes effects of foreign exchange and adjustments to deferred tax balances which were fully offset by valuation allowance.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Deferred income tax assets and liabilities consisted of the following (U.S. dollars in millions):

	December 27, 2024	December 29, 2023
Deferred tax liabilities:
Allowances and other accrued liabilities	$(0.5)	$(0.2)
Inventories	(16.8)	(14.8)
Property, plant and equipment	(69.8)	(69.7)
Equity in earnings of unconsolidated companies	(2.7)	(0.5)
Pension obligations	(2.7)	(2.7)
Other noncurrent deferred tax liabilities	(26.8)	(28.1)
ROU assets	(17.8)	(21.6)
Total noncurrent deferred tax liabilities	$(137.1)	$(137.6)

Deferred tax assets:
Allowances and other accrued assets	$19.0	$13.9
Inventories	6.2	9.6
Pension obligations	23.2	22.4
Property, plant and equipment	2.9	3.6
Post-retirement benefits other than pension	2.8	2.7
Net operating loss carryforwards	408.0	434.5
Capital loss carryover	3.2	2.2
Other noncurrent assets	124.5	129.7
Operating lease	19.4	23.5
Total noncurrent deferred tax assets	609.2	642.1
Valuation allowance	(499.8)	(525.7)
Total deferred tax assets, net	109.4	116.4
Net deferred tax liabilities	$(27.7)	$(21.2)

The valuation allowance decreased by $25.9 million in 2024. The decrease in 2024 relates primarily to valuation allowance on reduced net operating loss carryforwards combined with the effect of a change in judgment about our ability to realize deferred tax assets in future years, due to our current and foreseeable operations.

At December 27, 2024, we are no longer permanently reinvested on certain foreign earnings, accordingly, there is a deferred tax liability of $1.0 million as of December 27, 2024 related to the foreign earnings which are not considered to be permanently reinvested. Additionally, the undistributed earnings of our foreign subsidiaries amounted to $508.2 million. Those earnings are considered to be either indefinitely reinvested, or the earnings could be distributed tax free. To the extent the earnings are considered indefinitely reinvested, determination of the amount of the unrecognized deferred tax liability is not practicable due to the complexities associated with its hypothetical calculation.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
At December 27, 2024, we had approximately $1,592.8 million of federal and foreign tax operating loss carryforwards expiring as follows (U.S. dollars in millions):

Expires:
2025	$13.6
2026	5.0
2027	8.3
2028	10.6
2029 and beyond	834.2
No expiration	721.1
$1,592.8

A reconciliation of the beginning and ending amount of uncertain tax positions excluding interest and penalties is as follows (U.S. dollars in millions):

	December 27, 2024	December 29, 2023	December 30, 2022
Beginning balance	$6.4	$6.1	$5.0
Gross increases - current-period tax positions	0.5	1.2	1.2
Settlements	(1.0)	(1.1)	—
Lapse of statute of limitations	(1.0)	—	—
Foreign exchange	(0.2)	0.2	(0.1)
Ending balance	$4.7	$6.4	$6.1

We accrued $7.6 million in 2024 and $9.9 million in 2023, for uncertain tax positions, including interest and penalties that, if recognized would affect the effective income tax rate.

The tax years 2012-2024 remain subject to examination by taxing authorities throughout the world in major jurisdictions, such as Costa Rica, Luxembourg, Switzerland and the United States.

We classify interest and penalties on uncertain tax positions as a component of income tax expense in the Consolidated Statements of Operations. Accrued interest and penalties related to uncertain tax positions are $2.8 million and $3.5 million for December 27, 2024 and December 29, 2023, respectively and are included in other noncurrent liabilities.

In connection with the examination of the tax returns in three foreign jurisdictions, the taxing authorities have issued income tax deficiencies primarily related to transfer pricing aggregating approximately $231.9 million (including interest and penalties) for tax years 2012 through 2021. We strongly disagree with the proposed adjustments and have filed or intend to file a protest with each of the taxing authorities.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In one of the foreign jurisdictions, we are currently contesting tax assessments related to the 2012-2015 audit years and the 2016 audit year in both the administrative court and the judicial court. During 2019 and 2020, we filed actions contesting the tax assessment in the administrative office. Our initial challenge to each of these tax assessments was rejected, and we subsequently lost our appeals at the administrative court. We have subsequently filed actions to contest each of these tax assessments in the country’s judicial courts. In addition, we have filed a request for injunction to the judicial court to stay the tax authorities' collection efforts for these two tax assessments, pending final judicial decisions. The court granted our injunction with respect to the 2016 audit year, however denied our injunction with respect to the 2012-2015 audit years. We timely appealed the denial of the injunction, and on August 10, 2022 the appellate court overturned the denial and granted our injunction for the 2012-2015 audit years with a trial date set for July 4, 2025. Pursuant to local law, we registered real estate collateral with an approximate fair market value of $7.2 million in connection with the grant of the 2016 audit year injunction. This real estate collateral has a net book value of $3.8 million as of the year ended December 27, 2024. In addition, in connection with the grant of the 2012-2015 audit year injunction, we registered real estate collateral with an approximate fair market value of $30.0 million, and a net book value of $4.6 million as of the year ended December 27, 2024. The registration of this real estate collateral does not affect our operations in the country.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In the second foreign jurisdiction, the administrative court denied our appeal, and on March 4, 2020 we filed an action in the judicial court to contest the administrative court's decision. The case is still pending.

In the third foreign jurisdiction, we received tax assessments related to 2018-2021 audit years. We have filed objections contesting these assessments.

We will continue to vigorously contest the adjustments and to exhaust all administrative and judicial remedies necessary in all jurisdictions to resolve the matters, which could be a lengthy process.

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

Additionally, the European Union (EU) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (OECD) Pillar Two Framework which will be effective for the Company for the 2025 fiscal year. A significant number of other countries are expected to also implement similar legislation with varying effective dates in the future. We are continuing to evaluate the potential impact on future periods of the Pillar Two Framework, pending legislative adoption by additional individual countries, however, we may not be able to completely mitigate the impact of the legislation which could have an adverse material effect on our financial condition, results of operations and cash flows.

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

Our operating lease arrangements include leases of agricultural land and certain property, plant, and equipment, including office facilities and refrigerated containers. Many of our leases include predetermined fixed escalation clauses. We recognize rental expense for operating leases on a straight-line basis over the expected term of the lease. We also enter into ship charter agreements for the transport of our fresh produce to markets worldwide. As of the year ended 2024, one of our ships is chartered. The remaining term for our chartered ship is approximately 4 months.

During the year ended December 27, 2024, the Company entered into an agreement ("the Sale Agreement") to dispose of certain assets in Fresh Leaf Farms, LLC, a wholly owned subsidiary of our Mann Packing business. In conjunction with the Sale Agreement, the Company entered into a lease termination agreement and an assignment and assumption agreement with the buyer of the Fresh Leaf Farms assets which resulted in the termination of two of the Company's leases. As a result of the termination, the Company recognized a gain of $0.3 million which is included in gain on disposal of property, plant and equipment, net and subsidiary on our Consolidated Statement of Operations for the year ended December 27, 2024.

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

Lease Position

The following table presents the lease-related assets and liabilities recorded on our Consolidated Balance Sheets as of December 27, 2024 and December 29, 2023 (U.S. dollars in millions):

Classification on the Balance Sheet		December 27, 2024	December 29, 2023
Assets
Operating lease assets	Operating lease right-of-use assets	$186.1	$213.8
Finance lease assets	Property, plant and equipment, net	5.7	7.3
Total lease assets		$191.8	$221.1
Liabilities
Current
Operating	Current maturities of operating leases	$38.6	$48.6
Finance	Current maturities of debt and finance leases	1.5	1.4
Noncurrent
Operating	Operating leases, less current maturities	122.3	142.1
Finance	Long-term debt and finance leases, less current maturities	4.8	6.1
Total lease liabilities		$167.2	$198.2
Weighted-average remaining lease term:
Operating leases		5.9 years	5.8 years
Finance leases		4.0 years	4.5 years
Weighted-average discount rate:
Operating leases		6.48%	5.37%
Finance leases		1.85%	4.47%

Lease Costs

The following table presents certain information related to the lease costs for finance and operating leases for the years ended December 27, 2024, December 29, 2023 and December 30, 2022 (U.S. dollars in millions):

	December 27, 2024	December 29, 2023	December 30, 2022
Finance lease cost
Amortization of lease assets	$1.7	$1.5	$1.4
Operating lease cost	68.6	72.1	66.3
Short-term lease cost	8.0	7.0	5.3
Variable lease cost	6.2	7.4	5.1
Total lease cost	$84.5	$88.0	$78.1

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Other Information

The following table presents supplemental cash flow information related to leases for years ended December 27, 2024, December 29, 2023 and December 30, 2022 (U.S. dollars in millions):

	December 27, 2024	December 29, 2023	December 30, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$59.5	$58.1	$51.2
Financing cash flows for finance leases	1.4	1.3	1.3
Right-of-use assets obtained in exchange for new operating lease liabilities	38.2	51.0	59.6
Right-of-use assets obtained in exchange for new finance lease liabilities	0.1	0.2	0.1

Undiscounted Cash Flows

The following table reconciles the undiscounted cash flows for each of the first five years and total remaining years to the finance lease liabilities and operating lease liabilities recorded on the Consolidated Balance Sheet as of December 27, 2024 (U.S. dollars in millions):

	Operating Leases	Finance Leases
2025	$44.7	$1.6
2026	39.8	1.6
2027	31.7	1.6
2028	26.4	1.5
2029	17.3	—
Thereafter	34.6	—
Total lease payments	194.5	6.3
Less: imputed interest	33.6	—
Total lease liabilities	$160.9	$6.3

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

The 2024 Amended Credit Facility contains similar financial covenants to those included within the Second A&R Credit Agreement. Specifically, it requires us to maintain 1) a Consolidated Leverage Ratio of not more than 3.75 to 1.00 at any time during any period of four consecutive fiscal quarters, subject to certain exceptions and 2) minimum Consolidated Interest Coverage Ratio of not less than 2.25 to 1.00 as of the end of any fiscal quarter. Additionally, it requires us to comply with certain other covenants, including limitations on capital investments, the amount of dividends that can be paid in the future, the amounts and types of liens and indebtedness, material asset sales, and mergers. Under the 2024 Amended Credit Facility, we are permitted to declare or pay cash dividends in any fiscal year up to an amount that does not exceed the greater of (i) an amount equal to (1) the greater of (A) 50% of the Consolidated Net Income (as defined in the 2024 Amended Credit Facility) for the immediately preceding fiscal year or (B) $25 million (the "Base Dividend Basket") plus (2) commencing in the fiscal year ending December 26, 2025 any portion of the Base Dividend Basket not used in the immediately preceding fiscal year, or (ii) the greatest amount which would not cause the Consolidated Leverage Ratio (determined on a pro forma basis as of the date of declaration or payment) to exceed 3.50 to 1.00. It also provides an allowance for stock repurchases to be an amount not exceeding the greater of (i) (A) $50,000,000 (the "Base Redemption Basket") plus (B) commencing in the fiscal year ending December 26, 2025, any portion of the Base Redemption Basket not used in the immediately preceding fiscal year or (ii) the greatest amount which would not cause the Consolidated Leverage Ratio (determined on a pro forma basis as of the date of such repurchase) to exceed 3.50 to 1.00. As of December 27, 2024, we were in compliance with all of the covenants contained in the 2024 Amended Credit Facility.

In connection with the 2024 Amended Credit Facility, we paid lender and third-party fees of $2.2 million associated with the amendment. We concluded that the amendment resulted in a modification of debt and as such, determined that debt issuance costs incurred in connection with the 2024 Amended Credit Facility would be deferred and amortized over the term of the new arrangement. Debt issuance costs of $1.8 million and $0.1 million are included in other noncurrent assets on our Consolidated Balance Sheets as of December 27, 2024 and December 29, 2023.

The following is a summary of the material terms of the 2024 Amended Credit Facility and other working capital facilities at December 27, 2024 (U.S. dollars in millions):

	Term	Maturity Date	Interest Rate	Borrowing Limit	Available Borrowings
Bank of America credit facility	5 years	February 21, 2029	5.69%	$750.0	$505.9
Rabobank letter of credit facility	364 days	June 12, 2025	Varies	25.0	18.2
Other working capital facilities	Varies	Varies	Varies	31.3	15.1
				$806.3	$539.2

The margin for Term SOFR advances as of December 27, 2024 was 1.25%. We intend to use funds borrowed under the 2024 Amended Credit Facility from time to time for general corporate purposes, which may include working capital needs, capital expenditures, funding of possible acquisitions, share repurchases, and satisfaction of other obligations.

As of December 27, 2024, we applied $29.4 million to letters of credit and bank guarantees issued from Rabobank Nederland, Bank of America, and other banks.

During 2018, we entered into interest rate swaps in order to hedge the risk of the fluctuation on future interest payments related to our variable rate borrowings from our revolving credit facility. During 2024, outstanding interest rate swaps previously used to hedge the risk of fluctuation on future interest payments reached maturity or were terminated. Refer to Note 17, “Derivative Financial Instruments” for further information.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Maturities of long-term debt obligations during the next five years and thereafter are as follows (U.S. dollars in millions):

Fiscal Years	Long-Term Debt
2025	$13.4
2026	13.2
2027	12.5
2028	11.9
2029	246.2
Thereafter	—
297.2
Less: Amounts representing interest(1)	(53.1)
244.1
Less: Current portion	—
Totals, net of current portion of long-term debt and finance lease obligations	$244.1

(1)     We utilize a variable interest rate on our long-term debt, and for presentation purposes we have used an assumed average rate of 4.3%.

Cash payments of interest on long-term debt, net of amounts capitalized, were $20.3 million for 2024, $24.2 million for 2023 and $23.5 million for 2022. Capitalized interest expense was $0.5 million for 2024, $0.3 million for 2023 and $0.5 million for 2022.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Earnings Per Ordinary Share

Basic net income per share is computed using the weighted average number of common shares outstanding for the period. Basic and diluted net income (loss) per ordinary share are calculated as follows (U.S. dollars in millions, except share and per share data):

	Year ended
	December 27, 2024	December 29, 2023	December 30, 2022
Numerator:
Net income (loss) attributable to Fresh Del Monte Produce Inc.	$142.2	$(11.4)	$98.6

Denominator:
Weighted average number of ordinary shares - Basic	47,876,129	47,979,143	47,790,920
Effect of dilutive securities - share-based awards	163,876	—	152,544
Weighted average number of ordinary shares - Diluted	48,040,005	47,979,143	47,943,464

Antidilutive awards(1)	—	692,680	103,148

Net income (loss) per ordinary share attributable to Fresh Del Monte Produce Inc.:
Basic	$2.97	$(0.24)	$2.06
Diluted	$2.96	$(0.24)	$2.06

(1)     Awards of certain unvested shares and options are not included in the calculation of diluted weighted average shares outstanding because their effect would have been anti-dilutive.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Accumulated Other Comprehensive Loss

The following table includes the changes in accumulated other comprehensive loss by component for the years ended December 27, 2024 and December 29, 2023 (U.S. dollars in millions):

	Changes in Accumulated Other Comprehensive Loss by Component (1)
	Cash Flow Hedges		Foreign Currency Translation Adjustment		Retirement Benefit Adjustment	Total
Balance at December 30, 2022	$6.0		$(36.0)		$(11.5)	$(41.5)
Other comprehensive income (loss) before reclassifications	8.8	(3)	(3.5)	(2)	0.9	6.2
Amounts reclassified from accumulated other comprehensive loss	(11.0)		2.4		0.6	(8.0)
Net current period other comprehensive income (loss)	(2.2)		(1.1)		1.5	(1.8)
Balance at December 29, 2023	$3.8		$(37.1)		$(10.0)	$(43.3)
Other comprehensive income (loss) before reclassifications	9.0	(3)	(8.1)	(2)	(1.6)	(0.7)
Amounts reclassified from accumulated other comprehensive loss	(7.2)		—		0.8	(6.4)
Net current period other comprehensive income (loss)	1.8		(8.1)		(0.8)	(7.1)
Balance at December 27, 2024	$5.6		$(45.2)		$(10.8)	$(50.4)

(1)     All amounts are net of tax and noncontrolling interests.
(2)     Includes a loss of $6.1 million for the year ended December 27, 2024 and a gain of $1.0 million for the year ended December 29, 2023 related to intra-entity foreign currency transactions that are of a long-term-investment nature.
(3)     Includes a tax effect of $0.2 million for the year ended December 27, 2024 and $1.7 million for the year ended December 29, 2023.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table includes details about amounts reclassified from accumulated other comprehensive loss by component for the years ended December 27, 2024 and December 29, 2023 (U.S. dollars in millions):

	Amount of (gain) loss reclassified from accumulated other comprehensive loss
Details about accumulated other comprehensive loss components	December 27, 2024	December 29, 2023	Affected line item in the statement where net income is presented
Cash flow hedges:
Designated as hedging instruments:
Foreign currency cash flow hedges	$(4.1)	$(3.2)	Net sales
Foreign currency cash flow hedges	3.5	1.0	Cost of products sold
Interest rate swaps	(6.6)	(8.8)	Interest expense
Total	$(7.2)	$(11.0)

Amortization of retirement benefits:
Actuarial losses	0.5	0.6	Other expense, net
Curtailment and settlement losses	0.3	—	Other expense, net
Total	$0.8	$0.6

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table sets forth a reconciliation of benefit obligations, plan assets and funded status for our defined benefit pension plans and post-retirement plans as of December 27, 2024 and December 29, 2023, which are also their measurement dates (U.S. dollars in millions):

	Pension plans(1)				Post-retirement plans
	December 27, 2024		December 29, 2023		December 27, 2024	December 29, 2023
	U.S.	U.K.	U.S.	U.K.	Central America	Central America
Change in Benefit Obligation:
Beginning benefit obligation	$11.2	$40.6	$11.4	$36.2	$70.2	$66.7
Service cost	—	—	—	—	7.2	6.0
Interest cost	0.5	1.9	0.6	1.8	5.1	5.2
Actuarial loss (gain)	(0.1)	(2.6)	0.4	2.6	0.2	(2.4)
Benefits paid	(1.1)	(2.6)	(1.2)	(2.1)	(2.7)	(6.0)
Exchange rate changes(2)	—	(0.5)	—	2.1	1.5	3.2
Settlement gain	—	—	—	—	(6.4)	—
Curtailments	—	—	—	—	—	(0.3)
Plan amendment	—	—	—	—	—	(2.2)
Ending benefit obligation	10.5	36.8	11.2	40.6	75.1	70.2

Change in Plan Assets:
Beginning fair value	11.4	42.2	11.1	37.9	—	—
Actual return on plan assets	1.1	(1.8)	1.5	2.5	—	—
Company contributions	—	1.8	—	1.8	9.1	6.0
Effect of settlements	—	—	—	—	(6.4)	—
Benefits paid	(1.2)	(2.6)	(1.2)	(2.1)	(2.7)	(6.0)
Exchange rate changes(2)	—	(0.5)	—	2.1	—	—
Ending fair value	11.3	39.1	11.4	42.2	—	—

Amounts recognized in the Consolidated Balance Sheets:
Accounts payable and accrued expenses (current liability)	—	—	—	—	(12.6)	(10.0)
Retirement benefits liability (noncurrent liability)	—	—	—	—	(62.5)	(60.2)
Other noncurrent assets	0.8	2.3	0.2	1.6	—	—
Net asset (liability) recognized in the Consolidated Balance Sheets	$0.8	$2.3	$0.2	$1.6	$(75.1)	$(70.2)

Amounts recognized in Accumulated other comprehensive loss:(3)
Net actuarial (loss) gain	(6.3)	(11.0)	(6.9)	(10.7)	5.2	8.1
Prior service cost	—	(1.0)	—	—	2.1	—
Net amount recognized in accumulated other comprehensive loss	$(6.3)	$(12.0)	$(6.9)	$(10.7)	$7.3	$8.1

(1)The accumulated benefit obligation is the same as the projected benefit obligation.
(2)The exchange rate difference included in the reconciliation of the change in benefit obligation and the change in plan assets above results from currency fluctuations of the U.S. dollar relative to the British pound for the U.K. plan and the U.S. dollar versus Central American currencies such as the Costa Rican colon and Guatemalan quetzal for the Central American plans as of December 27, 2024 and December 29, 2023, when compared to the previous year.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(3)We had accumulated other comprehensive income of $2.4 million as of December 27, 2024 and $3.1 million as of December 29, 2023 related to the tax effect of unamortized pension gains and losses.

The following table provides a rollforward of the accumulated other comprehensive loss balances (U.S. dollars in millions):

	Pension plans				Post-retirement plans
	Year ended				Year ended
	December 27, 2024		December 29, 2023		December 27, 2024	December 29, 2023
Reconciliation of accumulated other comprehensive loss	U.S.	U.K.	U.S.	U.K.	Central America	Central America
Accumulated other comprehensive (loss) gain at beginning of plan year	$(6.9)	$(10.7)	$(7.5)	$(8.4)	$8.1	$2.8
Amortization of net losses recognized during the year	0.3	0.1	0.3	0.1	0.3	0.1
Prior service (cost) credit recognized during the year	—	—	—	—	(1.0)	2.2
Net gain (loss) during the year	0.3	(1.6)	0.3	(2.5)	(0.3)	2.5
Currency exchange rate changes	—	0.2	—	0.1	0.2	0.5
Accumulated other comprehensive (loss) gain at end of plan year	$(6.3)	$(12.0)	$(6.9)	$(10.7)	$7.3	$8.1

The following table sets forth the net periodic pension cost of our defined benefit pension and post-retirement benefit plans (U.S. dollars in millions):

	Pension plans						Post-retirement plans
	Year ended						Year ended
	December 27, 2024		December 29, 2023		December 30, 2022		December 27, 2024	December 29, 2023	December 30, 2022
	U.S.	U.K.	U.S.	U.K.	U.S.	U.K.	Central America	Central America	Central America
Service cost	$—	$—	$—	$—	$—	$—	$7.2	$6.0	$5.7
Interest cost	0.5	1.9	0.6	1.8	0.4	1.0	5.1	5.2	3.9
Expected return on assets	(0.8)	(2.4)	(0.8)	(2.4)	(0.8)	(1.8)	—	—	—
Settlement (gain) loss	—	—	—	—	—	—	(0.4)	—	—
Net amortization	0.3	0.3	0.3	0.1	0.5	0.1	(0.3)	0.1	0.1
Net periodic cost (income)	$—	$(0.2)	$0.1	$(0.5)	$0.1	$(0.7)	$11.6	$11.3	$9.7

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Actuarial Assumptions

The assumptions used in the calculation of the benefit obligations of our U.S. and U.K. defined benefit pension plans and Central American plans consisted of the following:

	December 27, 2024			December 29, 2023			December 30, 2022
	Pension plans		Post-retirement plans	Pension plans		Post-retirement plans	Pension plans		Post-retirement plans
	U.S.	U.K.	Central America	U.S.	U.K.	Central America	U.S.	U.K.	Central America
Weighted average discount rate	5.40%	5.50%	7.31%	4.90%	4.80%	7.79%	5.15%	5.00%	8.26%
Rate of increase in compensation levels	—	—	4.64%	—	—	4.78%	—	—	4.80%

The assumptions used in the calculation of the net periodic pension costs for our U.S. and U.K. defined benefit pension plans and Central American plans consisted of the following:

	December 27, 2024			December 29, 2023			December 30, 2022
	Pension plans		Post-retirement plans	Pension plans		Post-retirement plans	Pension plans		Post-retirement plans
	U.S.	U.K.	Central America	U.S.	U.K.	Central America	U.S.	U.K.	Central America
Weighted average discount rate	4.90%	4.80%	7.77%	5.15%	5.00%	8.21%	2.65%	1.80%	6.39%
Rate of increase in compensation levels	—	—	4.64%	—	—	3.22%	—	—	4.69%
Expected long-term rate of return on assets	7.00%	5.90%	—	7.00%	6.16%	—	6.50%	2.77%	—

Cash Flows

The following table sets forth estimated future benefit payments:

	Pension plans		Post-retirement plans
	U.S.	U.K.	Central America
Expected benefit payments for:
2025	$1.2	$2.5	$12.8
2026	1.1	2.3	8.4
2027	1.0	2.2	8.4
2028	1.0	2.3	9.2
2029	0.9	2.5	8.6
Next 5 years	4.0	12.6	43.5
Expected benefit payments over the next 10 years	$9.2	$24.4	$90.9

For 2025, expected contributions are $1.8 million for the U.K. pension plan. No contributions are expected for the U.S. pension plan. Contributions for the U.S. and U.K. pension plans are actuarially determined based on funding regulations.

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

The fair values of our U.S. plan assets by asset category were as follows as of the years ended December 27, 2024 and December 29, 2023 (U.S. dollars in millions):

		Fair Value Measurements at December 27, 2024
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Mutual Funds:
Fixed income securities	$4.5	$4.5	$—	$—
Value securities	2.4	2.4	—	—
Growth securities	4.4	4.4	—	—
Total	$11.3	$11.3	$—	$—

		Fair Value Measurements at December 29, 2023
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Mutual Funds:
Fixed income securities	$5.2	$5.2	$—	$—
Value securities	2.3	2.3	—	—
Growth securities	3.9	3.9	—	—
Total	$11.4	$11.4	$—	$—

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

United Kingdom Defined Benefit Pension Plan

Plan Assets

The fair values of our U.K. plan assets by asset category were as follows as of the years ended December 27, 2024 and December 29, 2023 (U.S. dollars in millions):

		Fair Value Measurements at December 27, 2024
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$0.8	$0.8	$—	$—
Equity securities:
Diversified growth funds	3.3	—	3.3	—
Other international companies	0.8	—	0.8	—
Real estate investment trusts	0.1	—	0.1	—
Fixed income securities:
Government and corporate bonds	31.7	—	31.7	—
Liability-driven investments	2.4	—	2.4	—
Total	$39.1	$0.8	$38.3	$—

		Fair Value Measurements at December 29, 2023
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$0.5	$0.5	$—	$—
Equity securities:
Diversified growth funds	7.1	—	7.1	—
Other international companies	0.7	—	0.7	—
Real estate investment trusts	1.7	—	1.7	—
Fixed income securities:
Government and corporate bonds	20.3	—	20.3	—
Liability-driven investments	11.9	—	11.9	—
Total	$42.2	$0.5	$41.7	$—

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

Other Employee Benefits

We also sponsor a defined contribution plan established pursuant to Section 401(k) of the Internal Revenue Code. Subject to certain dollar limits, employees may contribute a percentage of their salaries to the plan, and we will match a portion of each employee’s contribution. This plan is in effect for U.S.-based employees only. The expense pertaining to this plan was $1.6 million for 2024, $1.3 million for 2023 and $1.2 million for 2022.

On August 31, 1997, one of our subsidiaries ceased accruing benefits under its salary continuation plan covering certain of our Central American management personnel. At December 27, 2024 we had $1.3 million accrued for this plan, including $0.2 million in accumulated other comprehensive loss related to unamortized pension gains. Net periodic pension costs for the years ended December 27, 2024, December 29, 2023 or December 30, 2022 were insignificant. Expected benefit payments under the plan for 2025 through 2029 total $1.1 million. For 2029 through 2033 the expected benefit payments under the plan total $0.3 million.

We sponsor a service gratuity plan covering certain of our Kenyan personnel. At December 27, 2024 we had $1.9 million accrued for this plan, including $0.4 million in accumulated other comprehensive loss related to unamortized pension losses. Net periodic pension costs were $1.3 million for the year ended December 27, 2024, and included curtailment expenses of $0.7 million. Net periodic pension costs were $1.5 million for the year ended December 29, 2023, and included curtailment and settlement expenses of $0.8 million. Net periodic pension costs were $2.2 million for the year ended December 30, 2022, and included curtailment and settlement expenses of $0.9 million. During fiscal 2022, we began conversion of the service gratuity plan into a Provident fund scheme which has allowed certain of our Kenyan personnel to make a voluntary decision whether to remain as participants of the plan, or to convert to the Provident fund. The conversion to the Provident fund scheme will require us to make funding contributions that would differ in timing with those previously expected under the service gratuity plan, and which will ultimately depend on the number of employees who elect to convert. We estimate, based on the anticipated completion of the conversion to the Provident fund scheme during 2025, that expected benefit payments under the service gratuity plan and the Provident fund scheme during 2025 will be approximately $2.1 million, however this number could vary based on the number of employees who ultimately elect to convert.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
We provide retirement benefits to certain employees who are not U.S.-based. Generally, benefits under these programs are based on an employee’s length of service and level of compensation. Included in retirement benefits on our consolidated balance sheets is $16.7 million at December 27, 2024 and $16.8 million at December 29, 2023 related to these programs.

The unamortized pension losses related to other non-U.S.-based plans included in accumulated other comprehensive loss, a component of shareholders’ equity, was $3.5 million for the year ending December 27, 2024 and $2.5 million for the year ending December 29, 2023. We also offer certain post-employment benefits to former executives and have accrued $1.2 million at December 27, 2024 and $1.3 million at December 29, 2023 in retirement benefits on our consolidated balance sheets related to these benefits.

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

Share-based compensation expense related to RSUs and PSUs is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and was comprised in the relevant period as follows (U.S. dollars in millions):

	Year ended
Types of Awards	December 27, 2024	December 29, 2023	December 30, 2022
RSUs/PSUs	$6.9	$9.9	$6.9

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

The following table summarizes RSU and PSU activity for the years ended December 27, 2024, December 29, 2023, and December 30, 2022:

	RSUs		PSUs
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested as of December 31, 2021	455,233	27.63	174,220	26.89
Granted	153,944	24.28	152,211	28.92
Vested	(212,464)	28.76	(67,599)	27.38
Canceled	(36,616)	26.14	(43,289)	26.85

Non-vested as of December 30, 2022	360,097	25.68	215,543	28.18
Granted	267,671	31.13	102,171	31.59
Vested	(194,900)	25.94	(92,760)	28.12
Canceled	(24,409)	27.35	(13,302)	28.45

Non-vested as of December 29, 2023	408,459	29.01	211,652	30.00
Granted	52,783	24.73	316,457	24.51
Vested	(234,824)	27.88	(76,333)	28.15
Canceled	(19,569)	29.78	(107,570)	30.84

Non-vested as of December 27, 2024	206,849	$29.22	344,206	$25.13

As of December 27, 2024, the total remaining unrecognized compensation cost related to non-vested RSUs/PSUs was $6.4 million, which will be amortized over the weighted-average remaining requisite service period of 2.5 years.

16. Commitments and Contingencies

Commitments

We have agreements to purchase the entire or partial production of certain products of our independent growers primarily in Guatemala, Ecuador, Philippines, Costa Rica, Colombia, and Chile that meet our quality standards. Total purchases under these agreements amounted to $643.4 million for 2024, $631.6 million for 2023 and $625.9 million for 2022.

Refer to Note 10. “Leases”, for further a discussion concerning our lease commitments.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Kunia Well Site

In 1980, elevated levels of certain chemicals were detected in the soil and ground-water at a plantation leased by one of our U.S. subsidiaries in Honolulu, Hawaii (the “Kunia Well Site”). In 2005, our subsidiary signed a Consent Decree (“Consent Decree”) with the Environmental Protection Agency (“EPA”) for the performance of the clean-up work for the Kunia Well Site. Based on findings from remedial investigations, our subsidiary coordinated with the EPA to evaluate the clean-up work required in accordance with the Consent Decree. On July 25, 2022, an Explanation of Significant Differences (ESD) for the Kunia Well Site was filed by the EPA, which formally transitioned the remedy for the Kunia Well Site to a Monitored Natural Attenuation (MNA), thereby reducing our potential liability. In connection with the above decision, we recorded a $9.9 million reduction in our liability during the year ended December 30, 2022, presented in asset impairment and other charges (credits), net in our Consolidated Statements of Operations, to reflect the decrease in estimated costs associated with the clean-up.

The revised estimate associated with the clean-up costs, and on which our accrual is based, is $2.7 million. As of December 27, 2024, $2.5 million was included in other noncurrent liabilities, and $0.2 million was included in accounts payable and accrued expenses in the Consolidated Balance Sheets for the Kunia Well Site clean-up. We expect to expend approximately $0.2 million in 2025, $0.2 million in 2026, $0.3 million in 2027, $0.1 million in 2028, and $0.1 million in 2029.

California Air Resource Board

In December 2022, the California Air Resource Board ("CARB") issued a Notice of Violation ("NOV") to the Company regarding alleged violations of certain California anti-air pollution regulations by three non-shore capable vessels that were subject to a time charter by us from an unrelated non-U.S. third party. We are cooperating with and assisted CARB in its audits for the alleged violations during 2021. During the year ended December 27, 2024, we accrued expenses of $0.5 million as a contingent reserve which are included in asset impairments and other charges (credits), net in the Consolidated Statements of Operations. This charge is in addition to a $0.4 million contingent reserve accrued as of December 29, 2023 related to this matter. On February 12, 2025, we entered into a settlement agreement regarding the matter. Consistent with the terms of the settlement agreement, we agreed to pay approximately $0.9 million in civil penalties associated with the NOV. Consequently, we do not expect to accrue any additional amounts.

Legal Settlement

In May 2024, we entered into a settlement agreement with respect to a litigation matter by a former employee regarding a legacy claim stemming from the 1970s. This matter was in the discovery phase until the first quarter of 2024, when the court set the expected trial date and the parties began to discuss settlement. Accordingly, during the year ended December 27, 2024, we incurred charges of $1.8 million, net of insurance reimbursements, associated with the settlement which are included in assets impairment and other charges (credits), net in the Consolidated Statements of Operations for the year ended December 27, 2024.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Certain of our derivative instruments contain provisions that require the current credit relationship between us and our counterparty to be maintained throughout the term of the derivative instruments. If that credit relationship changes, certain provisions could be triggered, and the counterparty could request immediate collateralization of derivative instruments in a net liability position above a certain threshold. As of December 27, 2024, there were no derivative instruments with a credit-risk-related contingent feature. Additionally, no triggering event had occurred and thus we were not required to post collateral.

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

Foreign Currency Hedges

We are exposed to fluctuations in currency exchange rates against the U.S. dollar on our results of operations and financial condition, and we mitigate that exposure by entering into foreign currency forward contracts. Certain of our subsidiaries periodically enter into foreign currency forward contracts in order to hedge portions of forecasted sales or cost of sales denominated in foreign currencies, which generally mature within one year. At December 27, 2024, our foreign currency forward contracts will primarily hedge a portion of our 2025 foreign currency exposure.

The foreign currency forward contracts qualifying as cash flow hedges were designated as single-purpose cash flow hedges of forecasted cash flows.

We had the following outstanding foreign currency forward contracts as of December 27, 2024 (in millions):

Foreign currency contracts qualifying as cash flow hedges:	Notional amount
Euro	EUR	19.5

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

Gains or losses on interest rate swaps are recorded in other comprehensive income (loss) and are subsequently reclassified into earnings as the interest expense on debt is recognized in earnings. In July 2024, we agreed to terminate our outstanding interest rate swap in exchange for $7.3 million in cash proceeds, net of fees of approximately $0.2 million, which is included in the change in "Other assets and liabilities" on the Consolidated Statements of Cash Flows for the year ended December 27, 2024. Based on our assessment that the originally hedged cash flows associated with our variable rate borrowings remain probable, the proceeds received as a result of the termination of our outstanding interest rate swap agreement will remain in accumulated other comprehensive loss and be reclassified to earnings through interest expense over the remaining life of the hedged debt. At December 27, 2024, $5.5 million in accumulated other comprehensive loss related to the terminated interest rate swap, of which $2.7 million is expected to be reclassified to earnings through interest expense over the next twelve months.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table reflects the fair values of derivative instruments, which are designated as level 2 in the fair value hierarchy, as of December 27, 2024 and December 29, 2023 (U.S. dollars in millions):

	Derivatives designated as hedging instruments(1)
	Foreign exchange contracts		Interest rate swaps		Total
Balance Sheet location:	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
Asset derivatives:
Prepaid expenses and other current assets	$0.3	$0.1	$—	$2.1	$0.3	$2.2
Other noncurrent assets	—	—	—	5.8	—	5.8
Total asset derivatives	$0.3	$0.1	$—	$7.9	$0.3	$8.0

Liability derivatives:
Accounts payable and accrued expenses	$—	$0.4	$—	$—	$—	$0.4
Other noncurrent liabilities	—	—	—	—	—	—
Total liability derivatives	$—	$0.4	$—	$—	$—	$0.4

(1) See Note 18, “Fair Value Measurements,” for fair value disclosures.

We expect that $0.3 million of the net fair value of our cash flow hedges recognized as a net gain in accumulated other comprehensive loss will be transferred to earnings over the next 12 months.

The following table reflects the effect of derivative instruments on the Consolidated Statements of Comprehensive Income for the years ended December 27, 2024 and December 29, 2023 (U.S. dollars in millions):

	Net amount of gain (loss) recognized in other comprehensive income on derivatives
Derivative Instruments	December 27, 2024	December 29, 2023
Foreign exchange contracts	$4.0	$4.0
Interest rate swaps, net of tax	(2.2)	(6.2)
Total	$1.8	$(2.2)

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

The following table provides a summary of the fair values of our derivative financial instruments measured on a recurring basis (U.S. dollars in millions):

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fair Value Measurements
	Foreign currency forward contracts, net asset (liability)		Interest rate contracts, net asset (1)
	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
Quoted prices in active markets for identical assets (Level 1)	$—	$—	$—	$—
Significant other observable inputs (Level 2)	0.3	(0.3)	—	7.9
Significant unobservable inputs (Level 3)	—	—	—	—

(1)     In July 2024, we agreed to terminate our outstanding interest rate swap in exchange for $7.3 million in cash proceeds, net of fees of approximately $0.2 million, See Note 17, "Fair Value Measurements" for further detail.

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

Fair Value of Non-Financial Assets

Our non-financial assets, including property, plant and equipment, goodwill, and other intangible assets are measured at fair value on a non-recurring basis and are subject to fair value adjustment in certain circumstances. During 2024, we recorded an impairment charge of $1.4 million related to goodwill in our vegetable reporting unit. Similarly, during 2023 we recorded an impairment charge of $21.6 million related to goodwill in our prepared foods reporting unit. The fair values of the vegetable and prepared foods reporting units were estimated based on an analysis of the present value of future discounted cash flows. Significant estimates used in the discounted cash flow models included our weighted average cost of capital, projected cash flows, and long-term rate of growth. The fair value measurements were primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
As of December 27, 2024, we had $9.5 million in property, plant and equipment meeting the criteria of assets held for sale consisting of $6.6 million related to idle farmland in Italy, $2.6 million related to facilities and farmland in Central America, and $0.3 million related to facilities in Chile. These assets are recognized at the lower of cost or fair value less cost to sell.
During 2024, we received proceeds of $67.7 million and recorded a gain on disposal of property, plant and equipment, net and subsidiary of $41.4 million from the sale of assets previously held for sale. Included in these amounts are proceeds of $17.6 million and gain of $4.3 million associated with the sale of certain assets of Fresh Leaf Farms, a wholly owned subsidiary of Mann Packing, during the fourth quarter of 2024.

We recorded additional asset impairment and other charges during the years ended December 27, 2024 and December 29, 2023, that do not fall under the scope of fair value measurement. Refer to Note 3, “Asset Impairment and Other Charges (Credit), Net”.

19. Related Party Transactions

Advances and receivables due from related parties were $5.3 million in 2024 and $3.4 million in 2023.

On July 24, 2024, we entered into a $1.0 million line of credit agreement as lender with a related party to fund the related party's obligation to cover a portion of costs associated with a joint venture. The line of credit bears interest at a rate of 5.5% per annum and matures on July 23, 2029. Total draws on the line of credit, which represent contributions from the noncontrolling interest, totaled $0.5 million as of December 27, 2024 and are included in other noncurrent assets in our Consolidated Balance Sheets.

Payables to related parties were $0.6 million in 2024 and $0.1 million in 2023.

We incurred expenses of approximately $0.4 million in 2024, $0.3 million in 2023 and $2.5 million in 2022 for chartered air transportation services from an aircraft management company in which our Chairman and Chief Executive Officer has an ownership interest.

Other purchases from related parties were $3.0 million in 2024 compared to $46.1 million in 2023 and $109.4 million in 2022, of which $43.0 million for 2023 and $107.1 million for 2022 were related to one Mann Packing grower. Due to the acquisition of its noncontrolling interest in our subsidiary in June 2023, this grower was subsequently no longer determined to be a related party as of December 29, 2023.

Related party leases include a building and land in North America primarily related to one Mann Packing grower. Due to the acquisition of its noncontrolling interest in our subsidiary in June 2023, this grower was no longer determined to be a related party as of December 29, 2023. Prior to the date of our acquisition of its noncontrolling interest, expenses incurred associated with these leases were $0.7 million for 2023 and $1.2 million for 2022.

Sales to related parties amounted to $2.0 million in 2024, $1.0 million in 2023 and $1.0 million in 2022.

Cash distributions to noncontrolling interests $17.9 million in 2023 and $0.9 million in 2022. No cash distributions to noncontrolling interests were made during 2024. We have reflected the cash distributions to noncontrolling interests under financing activities in our Consolidated Statements of Cash Flows. No amounts were owed to noncontrolling interests as of December 27, 2024 and December 29, 2023.

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

•Banana

•Other products and services - includes our third-party freight and logistic services business, our Jordanian poultry and meats business and our biomass initiatives.

Our Chief Operating Decision Maker ("CODM") is our Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer ("the CODM Group"). The CODM Group uses segment gross profit, calculated as net sales less cost of products sold, as the primary measure in assessing segment performance and determining allocation of resources, with these determinations generally made as part of our annual budgeting process. Reviews of segment performance by the CODM Group occur regularly throughout the year, including monthly review of budget-to-actual results, which can result in allocation changes if deemed appropriate. The following table provides information by reportable segment, including net sales, cost of products sold and gross profit (U.S. dollars in millions):

	Year ended
	December 27, 2024			December 29, 2023			December 30, 2022
	Net Sales	Cost of products sold	Gross Profit	Net Sales	Cost of products sold	Gross Profit	Net Sales	Cost of products sold	Gross Profit
Fresh and value-added products	$2,606.9	$2,363.6	$243.3	$2,477.8	$2,310.5	$167.3	$2,581.8	$2,398.8	$183.0
Banana	1,475.9	1,389.1	86.8	1,638.2	1,474.9	163.3	1,619.8	1,499.1	120.7
Other products and services	197.4	169.6	27.8	204.7	184.6	20.1	240.7	204.2	36.5
Totals	$4,280.2	$3,922.3	$357.9	$4,320.7	$3,970.0	$350.7	$4,442.3	$4,102.1	$340.2

The following table indicates our net sales by product (U.S. dollars in millions) and, in each case, the percentage of the total represented thereby:

	Year ended(1)
	December 27, 2024		December 29, 2023		December 30, 2022
Segments:
Fresh and value-added products:
Fresh-cut fruit	$534.0	12%	$536.2	12%	$524.7	12%
Fresh-cut vegetables	329.5	8%	327.7	8%	341.4	8%
Pineapples	657.1	15%	622.3	14%	584.6	13%
Avocados	354.8	8%	271.2	6%	311.4	7%
Non-tropical fruit	153.1	4%	152.5	4%	179.8	4%
Prepared foods	273.6	7%	270.9	6%	293.4	6%
Melons	108.1	3%	95.7	2%	94.4	2%
Vegetables	95.9	2%	112.2	3%	137.3	3%
Other fruit and vegetables	100.8	2%	89.1	2%	114.8	3%
Total fresh and value-added products	2,606.9	61%	2,477.8	57%	2,581.8	58%
Banana	1,475.9	34%	1,638.2	38%	1,619.8	37%
Other products and services	197.4	5%	204.7	5%	240.7	5%
Total	$4,280.2	100%	$4,320.7	100%	$4,442.3	100%

(1) Certain amounts from prior year have been conformed to current year presentation.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table indicates our net sales by geographic region (U.S. dollars in millions):

	Year ended
Net sales by geographic region:	December 27, 2024	December 29, 2023	December 30, 2022
North America	$2,541.7	$2,578.7	$2,721.3
Europe	834.0	830.9	760.5
Asia	411.1	446.4	451.0
Middle East	393.5	384.9	427.9
Other	99.9	79.8	81.6
Total net sales	$4,280.2	$4,320.7	$4,442.3

North America accounted for approximately 59% of our net sales for 2024, 60% for 2023 and 61% for 2022. Our earnings are heavily dependent on operations located worldwide; however, our net sales are not dependent on any particular country other than the United States, with no other country accounting for greater than 10% of our net sales in 2024, 2023 and 2022. These operations are a significant factor in the economies of some of the countries in which we operate and are subject to the risks that are inherent in operating in such countries, including government regulations, currency and ownership restrictions and risk of expropriation.

Walmart accounted for 9% of our net sales in 2024, 9% of net sales in 2023 and 8% in 2022. These sales are reported in the banana and fresh and value-added products segments. In 2024, our top 10 customers accounted for approximately 32% of net sales as compared with 31% during 2023 and 29% for 2022.

The following tables indicate our (i) property, plant, and equipment, net by location and (ii) total assets by location (U.S. dollars in millions):

Property, plant and equipment, net:	December 27, 2024	December 29, 2023
North America	$155.3	$175.5
Europe	28.8	34.9
Middle East	48.1	52.5
Africa	32.9	37.0
Asia	85.7	94.4
Central America	616.8	624.7
South America	47.3	51.7
Maritime equipment (including containers)	172.6	181.2
Corporate	4.1	4.5
Total property, plant and equipment, net	$1,191.6	$1,256.4

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Total assets:	December 27, 2024	December 29, 2023
North America	$670.9	$744.8
Europe	345.1	349.4
Middle East	226.8	239.1
Africa	156.8	150.9
Asia	236.4	242.1
Central America	1,035.6	1,020.5
South America	110.5	134.5
Maritime equipment (including containers)	180.6	187.7
Corporate	133.5	115.1
Total assets	$3,096.2	$3,184.1

Management reviews assets on the basis of geographic region and not by reportable segment, which more closely aligns our capital investment with demand for our products. Costa Rica is our most significant sourcing location and represented approximately 38% of our property, plant and equipment as of December 27, 2024. Excluding the U.S., no other country other than Costa Rica accounted for greater than 10% of our property, plant and equipment as of the years ended December 27, 2024 and December 29, 2023.

Total assets by geographic area represent those assets used in the operations of each geographic area.

21. Shareholders’ Equity

Our shareholders have authorized 50,000,000 preferred shares at $0.01 par value, of which none are issued or outstanding at December 27, 2024, and 200,000,000 ordinary shares of common stock at $0.01 par value, of which 47,940,300 were issued and outstanding at December 27, 2024.

The below is a summary of the dividends paid per share for the years ended December 27, 2024 and December 29, 2023. These dividends were declared and paid within the same fiscal quarter.

Year ended
December 27, 2024		December 29, 2023
Dividend Payment Date	Cash Dividend per Ordinary Share	Dividend Payment Date	Cash Dividend per Ordinary Share
December 6, 2024	$0.25	December 8, 2023	$0.20
September 6, 2024	0.25	September 8, 2023	0.20
June 7, 2024	0.25	June 9, 2023	0.20
March 29, 2024	0.25	March 31, 2023	0.15

We paid $47.8 million in dividends during fiscal 2024 and $35.9 million during fiscal 2023.

On February 21, 2025, our Board of Directors declared a cash dividend of thirty cents ($0.30) per share, payable on March 28, 2025 to shareholders of record on March 10, 2025.

Additionally, on February 21, 2025, our Board of Directors approved a stock repurchase program ("Stock Repurchase Program") of up to $150 million of our ordinary shares. The Stock Repurchase Program has no expiration date and will continue until otherwise modified or terminated by the Company's Board of Directors at any time in its sole discretion.

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

Schedule II - Valuation and Qualifying Accounts
Fresh Del Monte Produce Inc. and Subsidiaries
(U.S. dollars in millions)
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended December 27, 2024

Deducted from asset accounts:
Valuation accounts:
Trade accounts receivable	$20.8	$14.7	$—	$(0.5)	$35.0
Advances to growers and other receivables	5.6	4.3	—	(1.0)	8.9
Deferred tax asset valuation allowance	525.7	1.7	—	(27.6)	499.8

Current and noncurrent accrued liabilities:
Provision for Kunia Well Site	2.7	0.1	—	(0.1)	2.7
Total	$554.8	$20.8	$—	$(29.2)	$546.4

Year ended December 29, 2023

Deducted from asset accounts:
Valuation accounts:
Trade accounts receivable	$21.6	$2.5	$—	$(3.3)	$20.8
Advances to growers and other receivables	5.7	0.2	—	(0.3)	5.6
Deferred tax asset valuation allowance	483.5	62.2	(7.3)	(12.7)	525.7

Current and noncurrent accrued liabilities:
Provision for Kunia Well Site	2.8	(0.1)	—	—	2.7
Total	$513.6	$64.8	$(7.3)	$(16.3)	$554.8

Year ended December 30, 2022

Deducted from asset accounts:
Valuation accounts:
Trade accounts receivable	$21.8	$0.7	$(0.1)	$(0.8)	$21.6
Advances to growers and other receivables	3.8	2.0	—	(0.1)	5.7
Deferred tax asset valuation allowance	424.8	66.0	0.2	(7.5)	483.5

Current and noncurrent accrued liabilities:
Provision for Kunia Well Site	12.9	(10.1)	—	—	2.8
Total	$463.3	$58.6	$0.1	$(8.4)	$513.6

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 27, 2024. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the quarter ended December 27, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Senior Vice President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that our internal control over financial reporting was effective as of December 27, 2024 based on the criteria in Internal Control - Integrated Framework issued in 2013 by COSO.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 27, 2024 has been audited by Ernst & Young LLP, an independent registered certified public accounting firm, as stated in their report that is included elsewhere herein. That report expresses an unqualified opinion on the effectiveness of our internal control over financial reporting.

Item 9B.Other Information

Rule 10b5-1 Trading Plans

During the quarter ended December 27, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

Information required by Item 10 of Part III of this Annual Report on Form 10-K will be included in our definitive Proxy Statement relating to our 2025 Annual General Meeting of Shareholders with respect to directors, executive officers, audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance, and is incorporated herein by reference in response to this item.

Code of Ethics

We have adopted a Code of Conduct and Business Ethics Policy (“Code of Conduct”) that applies to our principal executive officer, principal financial officer and principal accounting officer as well as all our directors, other officers and employees. Our Code of Conduct can be found on our website at www.freshdelmonte.com. We have not waived the requirements of the Code of Conduct for any directors or executive officers and there were no amendments in 2024. We intend to disclose any amendment or waiver of the Code of Conduct promptly on our website.

Item 11.Executive Compensation

Information required by Item 11 of Part III of this Annual Report on Form 10-K will be included in our definitive Proxy Statement relating to our 2025 Annual General Meeting of Shareholders with respect to executive compensation, and is incorporated herein by reference in response to this item.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 of Part III of this Annual Report on Form 10-K will be included in our definitive Proxy Statement relating to our 2025 Annual General Meeting of Shareholders with respect to security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans, and is incorporated herein by reference in response to this item.

Item 13.Certain Relationships and Related Transactions, and Director Independence

Information required by Item 13 of Part III of this Annual Report on Form 10-K will be included in our definitive Proxy Statement relating to our 2025 Annual General Meeting of Shareholders with respect to certain relationships and related transactions and director independence, and is incorporated herein by reference in response to this item.

Item 14.Principal Accountant Fees and Services

Information required by Item 14 of Part III of this Annual Report on Form 10-K will be included in our definitive Proxy Statement relating to our 2025 Annual General Meeting of Shareholders with respect to principal accountant fees and services, and is incorporated by reference in response to this item.

PART IV

Item 15.Exhibits and Financial Statement Schedules

Consolidated Statements and Other Financial Information

The following financial statements and supplemental schedule of Fresh Del Monte Produce Inc. and its subsidiaries are included in Item 8. Financial Statements and Supplementary Data of this Report:

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Consolidated Balance Sheets at December 27, 2024 and December 29, 2023

Consolidated Statements of Operations for the years ended December 27, 2024, December 29, 2023 and December 30, 2022

Consolidated Statements of Comprehensive Income for the years ended December 27, 2024, December 29, 2023 and December 30, 2022

Consolidated Statements of Cash Flows for the years ended December 27, 2024, December 29, 2023 and December 30, 2022

Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest for the years ended December 27, 2024, December 29, 2023 and December 30, 2022

Notes to Consolidated Financial Statements

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

Exhibit No.	Description

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

10.29*
Form of Indemnification and Advancement Agreement between individual directors and Fresh Del Monte Inc. (incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K filed with the SEC on February 26, 2024).

Exhibit No.	Description

10.30
Amendment No. 2 to Second Amended and Restated Credit Agreement, dated as of February 20, 2024, by and among Fresh Del Monte Produce Inc., and certain subsidiaries named therein and the lenders and agents named therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 26, 2024).

19.1*	Insider Trading Policy

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer filed pursuant to 17 CFR 240.13a-14(a).

31.2*	Certification of Chief Financial Officer filed pursuant to 17 CFR 240.13a-14(a).

32*	Certifications of Chief Executive Officer and Chief Financial Officer furnished pursuant to 17 CFR 240.13a-14(b) and 18 U.S.C. Section 1350.

97.1	Dodd-Frank Executive Officer Clawback Policy (incorporated by reference to Exhibit 97.1 to our Annual Report on Form 10-K filed with the SEC on February 26, 2024).

101.INS*,***	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*,***	XBRL Taxonomy Extension Schema Document.

101.CAL*,***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*,***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*,***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*,***	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.

**	Management contract or compensatory plan or arrangement.

***	Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 27, 2024 and December 29, 2023, (ii) Consolidated Statements of Operations for the years ended December 27, 2024, December 29, 2023 and December 30, 2022, (iii) Consolidated Statements of Comprehensive Income for the years ended December 27, 2024, December 29, 2023 and December 30, 2022, (iv) Consolidated Statements of Cash Flows for the years ended December 27, 2024, December 29, 2023 and December 30, 2022 and (v) Notes to Consolidated Financial Statements.

Item 16.        Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRESH DEL MONTE PRODUCE INC.

Date:	February 24, 2025	By:	/s/ Mohammad Abu-Ghazaleh
Mohammad Abu-Ghazaleh
Chairman & Chief Executive Officer (Principal Executive Officer)

Date:	February 24, 2025	By:	/s/ Monica Vicente
Monica Vicente
Senior Vice President & Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 24th day of February, 2025:

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