Form 10-Q
period 2025-03-28
FRESH DEL MONTE PRODUCE INC
filed 2025-04-30
CIK 1047340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
———————————
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2025
OR
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

As of April 18, 2025, there were 47,927,978 ordinary shares of Fresh Del Monte Produce Inc. issued and outstanding.

PART I: FINANCIAL INFORMATION

Item 1.        Financial Statements

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)
(U.S. dollars in millions, except share and per share data)

	March 28, 2025	December 27, 2024
Assets
Current assets:
Cash and cash equivalents	$34.4	$32.6
Trade accounts receivable, net of allowance of $35.7 and $35.0, respectively	441.8	393.2
Other accounts receivable, net of allowance of $9.6 and $8.9, respectively	72.1	78.0
Inventories, net	603.3	595.3
Assets held for sale	11.0	9.5
Prepaid expenses and other current assets	25.5	24.3
Total current assets	1,188.1	1,132.9

Investments in and advances to unconsolidated companies	40.3	39.9
Property, plant and equipment, net	1,182.4	1,191.6
Operating lease right-of-use assets	190.4	186.1
Goodwill	396.6	396.3
Intangible assets, net	33.1	33.2
Deferred income taxes	51.2	47.5
Other noncurrent assets	72.0	68.7
Total assets	$3,154.1	$3,096.2

Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued expenses	$520.6	$476.0
Current maturities of debt and finance leases	1.5	1.5
Current maturities of operating leases	37.8	38.6
Income taxes and other taxes payable	20.7	17.0
Total current liabilities	580.6	533.1

Long-term debt and finance leases	237.4	248.9
Retirement benefits	82.7	83.1
Deferred income taxes	74.5	75.2
Operating leases, less current maturities	128.5	122.3
Other noncurrent liabilities	27.4	26.8
Total liabilities	1,131.1	1,089.4
Commitments and contingencies (See Note 9)
Shareholders' equity:
Preferred shares, $0.01 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.01 par value; 200,000,000 shares authorized; 47,924,409 and 47,940,300 issued and outstanding, respectively	0.5	0.5
Paid-in capital	605.4	605.0
Retained earnings	1,446.3	1,435.4
Accumulated other comprehensive loss	(46.2)	(50.4)
Total Fresh Del Monte Produce Inc. shareholders' equity	2,006.0	1,990.5
Noncontrolling interests	17.0	16.3
Total shareholders' equity	2,023.0	2,006.8
Total liabilities and shareholders' equity	$3,154.1	$3,096.2
See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(U.S. dollars in millions, except share and per share data)

	Quarter ended
	March 28, 2025	March 29, 2024
Net sales	$1,098.4	$1,107.9
Cost of products sold	1,006.2	1,025.6
Gross profit	92.2	82.3
Selling, general and administrative expenses	48.1	50.7
Gain on disposal of property, plant and equipment, net	0.8	14.8
Asset impairment and other charges, net	—	2.3
Operating income	44.9	44.1
Interest expense	3.4	5.2
Interest income	0.1	0.2
Other expense, net	2.8	7.7
Income before income taxes	38.8	31.4
Income tax provision	6.9	5.3
Net income	31.9	26.1
Less: Net income attributable to noncontrolling interests	0.8	—
Net income attributable to Fresh Del Monte Produce Inc.	$31.1	$26.1
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Basic	$0.65	$0.55
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Diluted	$0.64	$0.55
Dividends declared per ordinary share	$0.30	$0.25
Weighted average number of ordinary shares:
Basic	47,956,338	47,709,355
Diluted	48,268,620	47,903,920

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(U.S. dollars in millions)

	Quarter ended
	March 28, 2025	March 29, 2024
Net income	$31.9	$26.1
Other comprehensive income:
Net unrealized (loss) gain on derivatives, net of tax	(2.4)	5.8
Net unrealized foreign currency translation gain (loss)	6.9	(4.6)
Net change in retirement benefit adjustment, net of tax	(0.3)	(0.6)
Comprehensive income	36.1	26.7
Less: Comprehensive income attributable to noncontrolling interests	0.8	—
Comprehensive income attributable to Fresh Del Monte Produce Inc.	$35.3	$26.7

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(U.S. dollars in millions)

	Quarter ended
	March 28, 2025	March 29, 2024
Operating activities:
Net income	$31.9	$26.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18.5	20.0
Amortization of debt issuance costs	0.1	0.2
Share-based compensation expense	2.3	0.6
Change in uncertain tax positions	(0.9)	(0.2)
Gain on disposal of property, plant and equipment, net	(0.8)	(14.8)
Deferred income taxes	(4.4)	1.5
Other, net	(0.4)	2.3
Changes in operating assets and liabilities
Receivables	(38.7)	(52.9)
Inventories	(5.4)	23.3
Prepaid expenses and other current assets	(0.8)	1.7
Accounts payable and accrued expenses	46.1	13.9
Other assets and liabilities	(1.4)	(3.0)
Net cash provided by operating activities	46.1	18.7
Investing activities:
Capital expenditures	(10.0)	(12.7)
Proceeds from sales of property, plant and equipment	1.9	20.1
Investments in and advances to unconsolidated companies	(1.2)	(3.5)
Other investing activities	0.5	—
Net cash (used in) provided by investing activities	(8.8)	3.9
Financing activities:
Proceeds from debt	148.4	79.3
Payments on debt	(159.5)	(79.3)
Distributions to noncontrolling interests	(0.1)	—
Share-based awards settled in cash for taxes	(0.9)	(0.8)
Dividends paid	(14.4)	(11.9)
Repurchase and retirement of ordinary shares	(7.6)	—
Payment of deferred financing costs	—	(2.1)
Other financing activities	(0.4)	(1.2)
Net cash used in financing activities	(34.5)	(16.0)
Effect of exchange rate changes on cash	(1.0)	1.8
Net increase in cash and cash equivalents	1.8	8.4
Cash and cash equivalents, beginning	32.6	33.8
Cash and cash equivalents, ending	$34.4	$42.2
Supplemental cash flow information:
Cash paid for interest	$4.2	$5.4
Cash paid for income taxes	$1.8	$3.8
Non-cash financing and investing activities:
Right-of-use assets obtained in exchange for new operating lease obligations	$14.9	$1.9
Dividends on restricted stock units	$0.4	$0.4
Non-cash conversion of note receivable in exchange for investment in unconsolidated company	$—	$0.7
See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited) (U.S. dollars in millions, except share data)

	Ordinary Shares Outstanding	Ordinary Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Fresh Del Monte Produce Inc. Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity
Balance as of December 27, 2024	47,940,300	$0.5	$605.0	$1,435.4	$(50.4)	$1,990.5	$16.3	$2,006.8
Settlement of restricted stock units	237,959	—	—	—	—	—	—	—
Share-based payment expense	—	—	2.3	—	—	2.3	—	2.3
Distribution to noncontrolling interests	—	—	—	—	—	—	(0.1)	(0.1)
Repurchase and retirement of ordinary shares	(253,850)	—	(2.3)	(5.4)	—	(7.7)	—	(7.7)
Dividend declared	—	—	0.4	(14.8)	—	(14.4)	—	(14.4)
Comprehensive income:
Net income	—	—	—	31.1	—	31.1	0.8	31.9
Unrealized loss on derivatives, net of tax	—	—	—	—	(2.4)	(2.4)	—	(2.4)
Net unrealized foreign currency translation gain	—	—	—	—	6.9	6.9	—	6.9
Change in retirement benefit adjustment, net of tax	—	—	—	—	(0.3)	(0.3)	—	(0.3)
Comprehensive income						35.3	0.8	36.1
Balance as of March 28, 2025	47,924,409	$0.5	$605.4	$1,446.3	$(46.2)	$2,006.0	$17.0	$2,023.0

	Ordinary Shares Outstanding	Ordinary Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Fresh Del Monte Produce Inc. Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity
Balance at December 29, 2023	47,629,018	$0.5	$597.7	$1,341.4	$(43.3)	$1,896.3	$16.4	$1,912.7
Settlement of restricted stock units	267,114	—	—	—	—	—	—	—
Share-based payment expense	—	—	0.6	—	—	0.6	—	0.6
Dividend declared	—	—	0.4	(12.3)	—	(11.9)	—	(11.9)
Comprehensive income:
Net income	—	—	—	26.1	—	26.1	—	26.1
Unrealized gain on derivatives, net of tax	—	—	—	—	5.8	5.8	—	5.8
Net unrealized foreign currency translation loss	—	—	—	—	(4.6)	(4.6)	—	(4.6)
Change in retirement benefit adjustment, net of tax	—	—	—	—	(0.6)	(0.6)	—	(0.6)
Comprehensive income						26.7	—	26.7
Balance as of March 29, 2024	47,896,132	$0.5	$598.7	$1,355.2	$(42.7)	$1,911.7	$16.4	$1,928.1

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

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements for the quarter ended March 28, 2025 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for fair presentation have been included. Operating results for the quarter ended March 28, 2025 are subject to significant seasonal variations and are not necessarily indicative of the results that may be expected for the year ending December 26, 2025. For further information, refer to the Consolidated Financial Statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 27, 2024.

We are required to evaluate events occurring after March 28, 2025 for recognition and disclosure in the unaudited Consolidated Financial Statements for the quarter ended March 28, 2025. Events are evaluated based on whether they represent information existing as of March 28, 2025, which require recognition in the unaudited Consolidated Financial Statements, or new events occurring after March 28, 2025 which do not require recognition but require disclosure if the event is significant to the unaudited Consolidated Financial Statements. We evaluated events occurring subsequent to March 28, 2025 through the date of issuance of these unaudited Consolidated Financial Statements.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

2. Recently Issued Accounting Pronouncements

New Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) ("ASU 2024-03") and in January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date of ASU 2024-03. ASU 2024-03 amends Accounting Standards Codification (ASC) 220 to require additional disclosure of certain expense information on an annual and interim basis, including but not limited to the amounts of purchases of inventory, employee compensation and deprecation and intangible asset amortization included within each income statement expense caption, as applicable. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027 with early adoption permitted. ASU 2024-03 should be applied prospectively; however, retrospective application is permitted. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures ("ASU 2023-09"). This ASU amends ASC 740 to enhance the nature of disclosures for income taxes. Specifically, the ASU requires public business entities to disclose additional information in categories defined within the ASU within the reconciliation of the effective tax rate to the statutory rate for federal, state and foreign income taxes. Additionally, the ASU requires disclosure of taxes paid, net of refunds received, disaggregated by federal, state and foreign taxes. ASU 2023-09 is effective for years beginning after December 15, 2024 with early adoption permitted. We have evaluated the impact of the adoption of this ASU and concluded it has no impact on our financial condition, results of operations and cash flows, but will impact our income tax disclosures.

3.  Asset Impairment and Other Charges, Net

The following represents a summary of asset impairment and other charges, net recorded during the quarters ended March 28, 2025 and March 29, 2024 (U.S. dollars in millions):

	Quarter ended
	March 28, 2025			March 29, 2024
	Long-lived and other asset impairment	Exit activity and other charges	Total	Long-lived and other asset impairment	Exit activity and other charges	Total
Banana segment:
California Air Resource Board reserve (1)	$—	$—	$—	$—	$0.5	$0.5
Other:
Legal settlement (2)	—	—	—	—	1.8	1.8
Total asset impairment and other charges, net	$—	$—	$—	$—	$2.3	$2.3

(1) During the quarter ended March 29, 2024, we recorded a $0.5 million reserve relating to a potential regulatory matter. Refer to Note 9, “Commitments and Contingencies.”

(2) Subsequent to March 29, 2024, we entered into a settlement agreement with respect to a litigation matter by a former employee. This matter was in the discovery phase until the first quarter of 2024, when the court set the expected trial date and the parties began to discuss settlement. Accordingly, we recorded a $1.8 million reserve, net of insurance reimbursements, associated with the settlement during the quarter ended March 29, 2024. Refer to Note 9, “Commitments and Contingencies.”

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

4. Income Taxes

In connection with the examination of the tax returns in three foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing aggregating approximately $235.7 million (including interest and penalties) for tax years 2012 through 2021. We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities.

In one of the foreign jurisdictions, we are currently contesting tax assessments related to the 2012-2015 audit years and the 2016 audit year in both the administrative court and the judicial court. During 2019 and 2020, we filed actions contesting the tax assessment in the administrative office. Our initial challenge to each of these tax assessments was rejected, and we subsequently lost our appeals at the administrative court. We have subsequently filed actions to contest each of these tax assessments in the country’s judicial courts. In addition, we have filed a request for injunction to the judicial court to stay the tax authorities' collection efforts for these two tax assessments, pending final judicial decisions. The court granted our injunction with respect to the 2016 audit year, however denied our injunction with respect to the 2012-2015 audit years. We timely appealed the denial of the injunction, and on August 10, 2022 the appellate court overturned the denial and granted our injunction for the 2012-2015 audit years with a trial date set for July 4, 2025. Pursuant to local law, we registered real estate collateral with an approximate fair market value of $7.3 million in connection with the grant of the 2016 audit year injunction. This real estate collateral has a net book value of $3.8 million as of the quarter ended March 28, 2025. In addition, in connection with the grant of the 2012-2015 audit year injunction, we registered real estate collateral with an approximate fair market value of $30.5 million, and a net book value of $4.6 million as of the quarter ended March 28, 2025. The registration of this real estate collateral does not affect our operations in the country.

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

Additionally, the European Union (EU) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (OECD) Pillar Two Framework. Pursuant to the implementation dates prescribed in the Directive, the rules became effective for the Company for the 2025 fiscal year. A significant number of other countries are expected to also implement similar legislation with varying effective dates in the future. To date, the Company has determined that there is an immaterial global minimum tax liability as a result of Pillar Two, as certain jurisdictions have satisfied the safe harbor test to mitigate any minimum tax under Pillar Two. The Company continues to monitor its jurisdictions for any changes and include any appropriate minimum tax throughout the fiscal year.

Income tax provision was $6.9 million for the quarter ended March 28, 2025 compared with $5.3 million for the quarter ended March 29, 2024. The increase is primarily due to increased earnings in certain higher tax jurisdictions.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

5.  Allowance for Credit Losses

We estimate expected credit losses on our trade receivables and financing receivables in accordance with Accounting Standards Codification (“ASC”) 326 - Financial Instruments - Credit Losses.

Trade Receivables

Trade receivables as of March 28, 2025 were $441.8 million, net of allowances of $35.7 million. Our allowance for trade receivables consists of two components: a $11.6 million allowance for credit losses and a $24.1 million allowance for customer claims accounted for under the scope of ASC 606 - Revenue Recognition.

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

The table below presents a rollforward of our trade receivable allowance for credit losses for the quarters ended March 28, 2025 and March 29, 2024 (U.S. dollars in millions):

	Quarter ended
Trade receivables	March 28, 2025	March 29, 2024
Allowance for credit losses:
Balance, beginning of period	$11.5	$7.4
Provision for uncollectible amounts	0.6	0.7
Deductions to allowance related to write-offs	(0.4)	—
Recoveries of amounts previously allowed for	(0.2)	—
Foreign exchange effects	0.1	(0.1)
Balance, end of period	$11.6	$8.0

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

The following table details the advances to growers and suppliers based on their credit risk profile (U.S. dollars in millions):

	March 28, 2025		December 27, 2024
	Current	Past-Due	Current	Past-Due
Gross advances to growers and suppliers	$17.1	$15.9	$18.8	$16.1

The allowance for advances to growers and suppliers for the quarters ended March 28, 2025 and March 29, 2024 were as follows (U.S. dollars in millions):

	Quarter ended
	March 28, 2025	March 29, 2024
Allowance for advances to growers and suppliers:
Balance, beginning of period	$12.1	$7.5
Provision for uncollectible amounts	1.4	1.1
Balance, end of period	$13.5	$8.6

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

Share-based compensation expense related to RSUs and PSUs is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and was comprised in the relevant periods as follows (U.S. dollars in millions):

	Quarter ended
	March 28, 2025	March 29, 2024
RSUs/PSUs	$2.3	$0.6

Restricted Stock Units and Performance Stock Units

The following table lists the RSUs and PSUs awarded under the 2022 Plan during the quarters ended March 28, 2025 and March 29, 2024:

Date of Award	Type of award	Units awarded	Price per share
For the quarter ended March 28, 2025
March 3, 2025	PSU	126,495	$30.27
March 3, 2025	RSU	287,426	$30.27
For the quarter ended March 29, 2024
March 1, 2024	PSU	285,460	24.37

Under the 2022 Plan and Prior Plan, each RSU/PSU represents a contingent right to receive one of our ordinary shares. The PSUs are subject to meeting minimum performance criteria set by the Compensation Committee of our Board of Directors. The actual number of shares the recipient receives is determined based on the results achieved versus performance goals. Those performance goals are based on exceeding a measure of our earnings. Depending on the results achieved, the actual number of shares that an award recipient receives at the end of the period may range from 0% to 100% of the award units granted, or as it relates to the 2025, 2024 and 2023 PSU awards granted to our Chairman and Chief Executive Officer, 0% to 125% of the award units granted. Provided such criteria are met, the PSUs will vest in three equal annual installments on each of the next three anniversary dates provided that the recipient remains employed with us.

Expense for RSUs is recognized on a straight-line basis over the requisite service period for the entire award. RSUs vest annually in three equal installments over a three-year service period. RSUs granted to our Board of Directors generally vest after a one-year period.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

7.  Inventories, net

Inventories consisted of the following (U.S. dollars in millions):

	March 28, 2025	December 27, 2024
Finished goods	$229.7	$200.2
Raw materials and packaging supplies	166.7	157.6
Growing crops	206.9	237.5
Total inventories, net	$603.3	$595.3

8.  Debt and Finance Lease Obligations

The following is a summary of long-term debt and finance lease obligations (U.S. dollars in millions):

	March 28, 2025	December 27, 2024
Senior unsecured revolving credit facility (see Credit Facility below)	$233.0	$244.1
Finance lease obligations	5.9	6.3
Total debt and finance lease obligations	238.9	250.4
Less: Current maturities	(1.5)	(1.5)
Long-term debt and finance lease obligations	$237.4	$248.9

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

The 2024 Amended Credit Facility contains similar financial covenants to those included within the Second A&R Credit Agreement. Specifically, it requires us to maintain 1) a Consolidated Leverage Ratio of not more than 3.75 to 1.00 at any time during any period of four consecutive fiscal quarters, subject to certain exceptions and 2) minimum Consolidated Interest Coverage Ratio of not less than 2.25 to 1.00 as of the end of any fiscal quarter. Additionally, it requires us to comply with certain other covenants, including limitations on capital investments, the amount of dividends that can be paid in the future, the amounts and types of liens and indebtedness, material asset sales, and mergers. Under the 2024 Amended Credit Facility, we are permitted to declare or pay cash dividends in any fiscal year up to an amount that does not exceed the greater of (i) an amount equal to (1) the greater of (A) 50% of the Consolidated Net Income (as defined in the 2024 Amended Credit Facility) for the immediately preceding fiscal year or (B) $25 million (the "Base Dividend Basket") plus (2) commencing in the fiscal year ending December 26, 2025 any portion of the Base Dividend Basket not used in the immediately preceding fiscal year, or (ii) the greatest amount which would not cause the Consolidated Leverage Ratio (determined on a pro forma basis as of the date of declaration or payment) to exceed 3.50 to 1.00. It also provides an allowance for stock repurchases to be an amount not exceeding the greater of (i) (A) $50,000,000 (the "Base Redemption Basket") plus (B) commencing in the fiscal year ending December 26, 2025, any portion of the Base Redemption Basket not used in the immediately preceding fiscal year or (ii) the greatest amount which would not cause the Consolidated Leverage Ratio (determined on a pro forma basis as of the date of such repurchase) to exceed 3.50 to 1.00. As of March 28, 2025, we were in compliance with all the covenants contained in the 2024 Amended Credit Facility.

In connection with the 2024 Amended Credit Facility, we paid lender and third-party fees of $2.1 million associated with the amendment. We concluded that the amendment resulted in a modification of debt and as such, determined that debt issuance costs incurred in connection with the 2024 Amended Credit Facility would be deferred and amortized over the term of the new arrangement. Debt issuance costs of $1.7 million and $1.8 million are included in other noncurrent assets on our Consolidated Balance Sheets as of March 28, 2025 and December 27, 2024, respectively.

The following is a summary of the material terms of the 2024 Amended Credit Facility and other working capital facilities at March 28, 2025 (U.S. dollars in millions):

	Term	Maturity date	Interest rate	Borrowing limit	Available borrowings, net of letters of credit and bank guarantees
Bank of America credit facility	5 years	February 21, 2029	5.42%	$750.0	$517.0
Rabobank letter of credit facility	364 days	June 12, 2025	Varies	25.0	18.4
Other working capital facilities	Varies	Varies	Varies	31.5	15.1
				$806.5	$550.5

The margin for Term SOFR advances as of March 28, 2025 was 1.000%. We intend to use funds borrowed under the 2024 Amended Credit Facility from time to time for general corporate purposes, which may include working capital needs, capital expenditures, funding of possible acquisitions, share repurchases, and satisfaction of other obligations.

As of March 28, 2025, we applied $29.4 million to letters of credit and bank guarantees issued from Rabobank Nederland, Bank of America, and other banks.

During 2018, we entered into interest rate swaps in order to hedge the risk of the fluctuation on future interest payments related to our variable rate borrowings from our revolving credit facility. During July 2024, outstanding interest rate swaps previously used to hedge the risk of fluctuation on future interest payments reached maturity or were terminated. Refer to Note 13, “Derivative Financial Instruments.”

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

The revised estimate associated with the clean-up costs, and on which our accrual is based, is $2.7 million. As of March 28, 2025, $2.5 million was included in other noncurrent liabilities, and $0.2 million was included in accounts payable and accrued expenses in the Consolidated Balance Sheets for the Kunia Well Site clean-up. We expect to expend approximately $0.2 million in 2025, $0.2 million in 2026, $0.3 million in 2027, $0.1 million in 2028, and in $0.1 million 2029.

California Air Resource Board

On December 21, 2022, the California Air Resource Board ("CARB") issued a Notice of Violation ("NOV") to the Company regarding alleged violations of certain California anti-air pollution regulations by three non-shore capable vessels that were subject to a time charter by us from an unrelated non-U.S. third party. We cooperated with and assisted CARB in its audits for the alleged violations during 2021. During the quarter ended March 29, 2024, we incurred expenses of $0.5 million as a contingent reserve which are included in asset impairments and other charges, net in the Consolidated Statements of Operations. We settled amounts previously accrued for this matter during the quarter ended March 28, 2025.

Legal Settlement

On May 28, 2024, we entered into a settlement agreement with respect to a litigation matter by a former employee regarding a legacy claim stemming from the 1970s. This matter was in the discovery phase until the first quarter of 2024, when the court set the expected trial date and the parties began to discuss settlement. Accordingly, during the first quarter of 2024, we incurred charges of $1.8 million, net of insurance reimbursements, associated with the settlement which are included in asset impairments and other charges, net in the Consolidated Statements of Operations for the quarter ended March 29, 2024.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

10.  Earnings Per Share

Basic and diluted net income per ordinary share is calculated as follows (U.S. dollars in millions, except share and per share data):

	Quarter ended
	March 28, 2025	March 29, 2024
Numerator:
Net income attributable to Fresh Del Monte Produce Inc.	$31.1	$26.1

Denominator:
Weighted average number of ordinary shares - Basic	47,956,338	47,709,355
Effect of dilutive securities - share-based awards	312,282	194,565
Weighted average number of ordinary shares - Diluted	48,268,620	47,903,920

Antidilutive awards (1)	—	64,400

Net income per ordinary share attributable to Fresh Del Monte Produce Inc.:
Basic	$0.65	$0.55
Diluted	$0.64	$0.55

(1)Certain unvested RSUs and PSUs are not included in the calculation of net income per ordinary share because the effect would have been antidilutive.

11.  Retirement and Other Employee Benefits

The following table sets forth the net periodic benefit costs of our defined benefit pension plans and post-retirement benefit plans (U.S. dollars in millions):

	Quarter ended
	March 28, 2025	March 29, 2024
Service cost	$1.6	$1.8
Interest cost	1.9	2.1
Expected return on assets	(0.8)	(0.9)
Amortization of net actuarial loss	0.1	0.5
Net periodic benefit costs	$2.8	$3.5

We provide certain other retirement benefits to certain employees who are not U.S.-based and are not included above. Generally, benefits under these programs are based on an employee’s length of service and level of compensation. These programs are immaterial to our consolidated financial statements. The net periodic benefit costs related to other non-U.S. based plans is $0.5 million for the quarter ended March 28, 2025 and $0.7 million for the quarter ended March 29, 2024.

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

	Quarter ended
	March 28, 2025			March 29, 2024
Segments:	Net Sales	Cost of products sold	Gross Profit	Net Sales	Cost of products sold	Gross Profit
Fresh and value-added products	$683.2	613.9	$69.3	$676.8	620.9	$55.9
Banana	363.8	347.0	16.8	379.5	357.7	21.8
Other products and services	51.4	45.3	6.1	51.6	47.0	4.6
Total	$1,098.4	$1,006.2	$92.2	$1,107.9	$1,025.6	$82.3

The following table indicates our net sales by geographic region (U.S. dollars in millions):

	Quarter ended
Net sales by geographic region:	March 28, 2025	March 29, 2024
North America	$646.8	$654.9
Europe	221.7	209.4
Middle East	106.4	99.2
Asia	89.4	106.7
Other	34.1	37.7
Total	$1,098.4	$1,107.9

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

The following table indicates our net sales by product (U.S. dollars in millions) and, in each case, the percentage of the total represented thereby:

	Quarter ended
	March 28, 2025		March 29, 2024
Fresh and value-added products:
Fresh-cut fruit	$130.1	12%	$119.8	11%
Fresh-cut vegetables	68.2	6%	81.4	7%
Pineapples	161.9	15%	163.6	15%
Avocados	106.7	10%	79.5	7%
Non-tropical fruit	51.6	5%	60.5	6%
Prepared foods	70.9	6%	69.5	6%
Melons	54.8	5%	53.2	5%
Vegetables	15.7	1%	25.6	2%
Other fruit and vegetables	23.3	2%	23.7	2%
Total fresh and value-added products	683.2	62%	676.8	61%
Banana	363.8	33%	379.5	34%
Other products and services	51.4	5%	51.6	5%
Total	$1,098.4	100%	$1,107.9	100%

The following tables indicate our (i) property, plant, and equipment, net by location and (ii) total assets by location (U.S. dollars in millions):

Property, plant and equipment, net:	March 28, 2025	December 27, 2024
North America	$154.6	$155.3
Europe	27.9	28.8
Middle East	47.1	48.1
Africa	34.5	32.9
Asia	85.2	85.7
Central America	612.2	616.8
South America	46.5	47.3
Maritime equipment (including containers)	170.5	172.6
Corporate	3.9	4.1
Total property, plant and equipment, net	$1,182.4	$1,191.6

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

Total assets:	March 28, 2025	December 27, 2024
North America	$690.4	$670.9
Europe	362.8	345.1
Middle East	227.8	226.8
Africa	154.5	156.8
Asia	247.1	236.4
Central America	1,046.5	1035.6
South America	107.0	110.5
Maritime equipment (including containers)	177.3	180.6
Corporate	140.7	133.5
Total assets	$3,154.1	$3,096.2

Management reviews assets on the basis of geographic region and not by reportable segment, which more closely aligns our capital investment with demand for our products. Costa Rica is our most significant sourcing location and represented approximately 38% of our property, plant and equipment as of March 28, 2025. Excluding the U.S., no other country other than Costa Rica accounted for greater than 10% of our property, plant and equipment as of March 28, 2025 and December 27, 2024.

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

Certain of our derivative instruments contain provisions that require the current credit relationship between us and our counterparty to be maintained throughout the term of the derivative instruments. If that credit relationship changes, certain provisions could be triggered, and the counterparty could request immediate collateralization of derivative instruments in a net liability position above a certain threshold. The aggregate fair value of all derivative instruments with a credit-risk-related contingent feature that were in a liability position on March 28, 2025 was $1.7 million. As of March 28, 2025, no triggering event has occurred and thus we are not required to post collateral.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

Foreign Currency Hedges

Our results of operations and financial condition are exposed to fluctuations in currency exchange rates against the U.S. dollar, and we mitigate that exposure by entering into foreign currency forward contracts. Certain of our subsidiaries periodically enter into foreign currency forward contracts in order to hedge portions of forecasted sales or cost of sales denominated in foreign currencies, which generally mature within one year. At March 28, 2025, our foreign currency forward contracts hedge a portion of our 2025 foreign currency exposure.

The foreign currency forward contracts qualifying as cash flow hedges were designated as single-purpose cash flow hedges of forecasted cash flows.

We had the following outstanding foreign currency contracts as of March 28, 2025 (in millions):

Foreign currency contracts qualifying as cash flow hedges:	Notional amount
Euro	EUR	140.1
British pound	GBP	2.3
Japanese yen	JPY	2,605.0
Kenyan shilling	KES	2,128.7

Interest Rate Contracts

Our results of operations and financial condition are exposed to fluctuations in variable interest rates, and we previously mitigated that exposure by entering into interest rate swaps. During 2018, we entered into interest rate swaps in order to hedge the risk of the fluctuation on future interest payments related to our variable rate LIBOR-based borrowings through 2028. We amended our Second A&R Credit Agreement and our interest rate swaps to transition from LIBOR to SOFR as a reference rate effective January 3, 2023.

In July 2024, we agreed to terminate our outstanding interest rate swap in exchange for $7.3 million in cash proceeds, net of fees of approximately $0.2 million. Based on our assessment that the originally hedged cash flows associated with our variable rate borrowings remain probable, the proceeds received as a result of the termination of our outstanding interest rate swap agreement will remain in accumulated other comprehensive loss and be reclassified to earnings through interest expense over the remaining life of the hedged debt. At March 28, 2025, $4.5 million in accumulated other comprehensive loss related to the terminated interest rate swap, of which $2.1 million is expected to be reclassified to earnings through interest expense over the next twelve months.

The following table reflects the fair values of derivative instruments, which are designated as level 2 in the fair value hierarchy, as of March 28, 2025 and December 27, 2024 (U.S. dollars in millions):

	Foreign exchange contracts (1)
Balance Sheet location:	March 28, 2025	December 27, 2024
Asset derivatives:
Prepaid expenses and other current assets	$0.4	$0.3
Total asset derivatives	$0.4	$0.3

Liability derivatives:
Accounts payable and accrued expenses	$1.7	$—
Total liability derivatives	$1.7	$—

(1) See Note 14, “Fair Value Measurements,” for fair value disclosures.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

As of March 28, 2025, we expect that $0.8 million of the net fair value of our cash flow hedges recognized as a net gain in accumulated other comprehensive loss, inclusive of amounts associated with our interest rate swap terminated during the quarter ended March 28, 2025, will be transferred to earnings during the next 12 months, and the remaining net gain of $2.4 million over the following 3 years, along with the earnings effect of the related forecasted transactions.

The following table reflects the effect of derivative instruments on the Consolidated Statements of Comprehensive Income for the quarters ended March 28, 2025 and March 29, 2024 (U.S. dollars in millions):

	Net amount of gain (loss) recognized in other comprehensive income on derivatives
	Quarter ended
Derivative instruments	March 28, 2025	March 29, 2024
Foreign exchange contracts	$(1.5)	$3.7
Interest rate swaps, net of tax	(0.9)	2.1
Total	$(2.4)	$5.8

Refer to Note 15, “Accumulated Other Comprehensive Loss” for the effect of derivative instruments on the Consolidated Statements of Operations related to amounts reclassified from accumulated other comprehensive loss for the quarters ended March 28, 2025 and March 29, 2024.

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

The following table provides a summary of the fair values of our derivative financial instruments measured on a recurring basis (U.S. dollars in millions):

Foreign currency forward contracts, net (liability) asset
	March 28, 2025	December 27, 2024
Quoted prices in active markets for identical assets (Level 1)	$—	$—
Significant observable inputs (Level 2)	(1.3)	0.3
Significant unobservable inputs (Level 3)	—	—

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

Fair Value of Non-Financial Assets

The fair value of the banana reporting unit's goodwill and the prepared food reporting unit's goodwill and remaining trade names and trademarks are highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets. We disclosed the sensitivity related to the banana reporting unit's goodwill and the prepared food reporting unit's goodwill and remaining trade names and trademarks in our notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 27, 2024. Our current estimates of future cash flows depend on our ability to demonstrate successful implementation of our strategies to improve sales and profitability from these activities over the upcoming quarters. If we are unable to demonstrate successful implementation of these strategies, it could lead to impairment of some or all of these assets.

Assets held for sale, which had a carrying amount of $11.0 million as of March 28, 2025, primarily consisted of $6.8 million related to idle farmland in Italy, $3.7 million related to facilities and farmland in Central America, and $0.5 million related to an office and facilities in Chile. These assets are recognized at the lower of cost or fair value less cost to sell.

During the quarter ended March 28, 2025, we received proceeds of $1.4 million from the sale of assets previously held for sale. As a result, we recorded a gain on disposal of property, plant and equipment, net of $0.8 million for the quarter ended March 28, 2025 related to assets previously held for sale.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

15.  Accumulated Other Comprehensive Loss

The following table includes the changes in accumulated other comprehensive loss by component (U.S. dollars in millions):

	Changes in Accumulated Other Comprehensive Loss by Component (1)
	Cash Flow Hedges		Foreign Currency Translation Adjustment		Retirement Benefit Adjustment	Total
	Quarter ended March 28, 2025
Balance at December 27, 2024	$5.6		$(45.2)		$(10.8)	$(50.4)
Other comprehensive income (loss) before reclassifications	(3.6)		6.9	(2)	(0.4)	2.9
Amounts reclassified from accumulated other comprehensive loss	1.2		—		0.1	1.3
Net current period other comprehensive income (loss)	(2.4)		6.9		(0.3)	4.2
Balance at March 28, 2025	$3.2		$(38.3)		$(11.1)	$(46.2)

	Quarter ended March 29, 2024
Balance at December 29, 2023	$3.8		$(37.1)		$(10.0)	$(43.3)
Other comprehensive income (loss) before reclassifications	6.5	(3)	(4.6)	(2)	(1.0)	0.9
Amounts reclassified from accumulated other comprehensive loss	(0.7)		—		0.4	(0.3)
Net current period other comprehensive income (loss)	5.8		(4.6)		(0.6)	0.6
Balance at March 29, 2024	$9.6		$(41.7)		$(10.6)	$(42.7)

(1) All amounts are net of tax and noncontrolling interest.
(2) Includes a gain of $3.5 million and a loss of $2.8 million for the quarters ended March 28, 2025 and March 29, 2024, respectively, on intra-entity foreign currency transactions that are of a long-term-investment nature.
(3) Includes a tax effect of $0.1 million for the quarter ended March 29, 2024.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

The following table includes details about amounts reclassified from accumulated other comprehensive loss by component (U.S. dollars in millions):

	Amount of (gain) loss reclassified from accumulated other comprehensive loss
	Quarter ended
Details about accumulated other comprehensive loss components	March 28, 2025	March 29, 2024	Affected line item in the statement where net income is presented
Cash flow hedges:
Designated as hedging instruments:
Foreign currency cash flow hedges	$1.9	$(0.3)	Net sales
Foreign currency cash flow hedges	0.2	2.1	Cost of products sold
Interest rate swaps	(0.9)	(2.6)	Interest expense
Total	$1.2	$(0.8)
Amortization of retirement benefits:
Actuarial losses	$0.1	$0.2	Other expense, net
Curtailment and settlement losses	—	0.3	Other expense, net
Total	$0.1	$0.5

16.  Shareholders’ Equity

Our shareholders have authorized 50,000,000 preferred shares at $0.01 par value, of which none were issued or outstanding at March 28, 2025, and 200,000,000 ordinary shares at $0.01 par value, of which 47,924,409 were issued and outstanding at March 28, 2025.

On February 21, 2025, our Board of Directors approved a stock repurchase program ("the Stock Repurchase Program") of up to $150 million of our ordinary shares. During the quarter ended March 28, 2025, we repurchased 253,850 shares for $7.6 million under the Stock Repurchase Program. The Stock Repurchase Program has no expiration date and will continue until otherwise modified or terminated by the Company's Board of Directors at any time in its sole discretion.

The below is a summary of the dividends paid per share during the quarters ended March 28, 2025 and March 29, 2024. These dividends were declared and paid within the same fiscal quarter.

Quarter ended
March 28, 2025		March 29, 2024
Dividend Payment Date	Cash Dividend per Ordinary Share	Dividend Payment Date	Cash Dividend per Ordinary Share
March 28, 2025	$0.30	March 29, 2024	$0.25

We paid $14.4 million in dividends during the quarter ended March 28, 2025 and $11.9 million in dividends during the quarter ended March 29, 2024.

On April 29, 2025, our Board of Directors declared a quarterly cash dividend of thirty cents $(0.30) per share, payable on June 6, 2025, to shareholders of record on May 14, 2025.

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

Our vision is to inspire healthy lifestyles through wholesome and convenient products. Our strategy is founded on six goals:

Current Macroeconomic Environment

We continue to actively monitor macroeconomic trends and geopolitical pressures around the world including, among others, the conflicts in the Middle East and other regional or global military conflicts. As a result of these conflicts, shipping disruptions in the Red Sea and surrounding waterways have created logistical pressures that have negatively impacted our business, including impacts to the availability of certain shipping routes resulting in increased shipping times. While we have taken actions to divert our shipping routes in order to minimize impacts on our business, we may not be able to mitigate the impact of additional write-offs, higher shipping rates, or longer shipping routes on our operations if conditions in the regions surrounding the Red Sea deteriorate.

During the first quarter of 2025, the U.S. government announced numerous changes to its trade policy, including changes to existing trade agreements and the use of tariffs to enforce trade policy. In late February 2025, the U.S. government announced the implementation of a 25% additional tariff on imports from Canada and Mexico, which was subsequently suspended on March 6, 2025. During the period in which the tariffs were implemented, we incurred additional costs of approximately $0.3 million related to tariff charges placed on products sourced from Mexico into the United States. Subsequently, on April 2, 2025, the U.S. government announced a baseline tariff of 10% on products from all countries and an additional country-specific tariff on an incremental number of other countries. On April 9, 2025, the U.S. government announced a 90-day delay in the enforcement of the previously announced country-specific tariffs, however the 10% baseline tariff remains in place for all countries.

The tariffs impact various jurisdictions we sell into and from which we purchase or source, including Costa Rica, Guatemala and Ecuador where we source the majority of our products sold into the United States. These tariffs exempt imports that are compliant with the United States-Mexico-Canada ("USMCA") trading agreement, which includes a wide range of fresh fruit and vegetables. As a result, certain products which we source or partially source from Mexico, making up approximately 10% of our North American net sales, are exempt from these tariffs.

The recently announced tariffs will significantly increase our cost of products sold. The actual impact of the announced tariffs on our business is subject to a number of factors including the duration of such tariffs, changes to the countries included in the scope of tariffs in the future, changes to amounts, potential retaliatory tariffs imposed by other countries, and other variables. In April 2025, we began to notify our North American customers of upcoming price increases to address our increased costs as a result of the announced tariffs. If we are unable to successfully increase our selling prices to our customers, or if increased selling prices significantly impact consumer demand, we expect that the estimated decrease in our gross profit for the remainder of 2025 will be material.

We continue to evaluate the evolving macroeconomic environment, including region-specific matters, to take action to mitigate the impact on our business and financial condition.

Income Taxes

In connection with the examination of the tax returns in three foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing aggregating approximately $235.7 million (including interest and penalties) for tax years 2012 through 2021. We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities.

In one of the foreign jurisdictions, we are currently contesting tax assessments related to the 2012-2015 audit years and the 2016 audit year in both the administrative court and the judicial court. During 2019 and 2020, we filed actions contesting the tax assessment in the administrative office. Our initial challenge to each of these tax assessments was rejected, and we subsequently lost our appeals at the administrative court. We have subsequently filed actions to contest each of these tax assessments in the country’s judicial courts. In addition, we have filed a request for injunction to the judicial court to stay the tax authorities' collection efforts for these two tax assessments, pending final judicial decisions. The court granted our injunction with respect to the 2016 audit year, however denied our injunction with respect to the 2012-2015 audit years. We timely appealed the denial of the injunction, and on August 10, 2022 the appellate court overturned the denial and granted our injunction for the 2012-2015 audit years with a trial date set for July 4, 2025. Pursuant to local law, we registered real estate collateral with an approximate fair market value of $7.3 million in connection with the grant of the 2016 audit year injunction. This real estate collateral has a net book value of $3.8 million as of the quarter ended March 28, 2025. In addition, in connection with the grant of the 2012-2015 audit year injunction, we registered real estate collateral with an approximate fair market value of $30.5 million, and a net book value of $4.6 million as of the quarter ended March 28, 2025. The registration of this real estate collateral does not affect our operations in the country.

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

Additionally, the European Union (EU) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (OECD) Pillar Two Framework. Pursuant to the implementation dates prescribed in the Directive, the rules became effective for the Company for the 2025 fiscal year. A significant number of other countries are expected to also implement similar legislation with varying effective dates in the future. To date, the Company has determined that there is an immaterial global minimum tax liability as a result of Pillar Two, as certain jurisdictions have satisfied the safe harbor test to mitigate any minimum tax under Pillar Two. The Company continues to monitor its jurisdictions for any changes and include any appropriate minimum tax throughout the fiscal year.

RESULTS OF OPERATIONS

Consolidated Financial Results

The following summarizes the more significant factors impacting our operating results for the 13-week periods ended March 28, 2025 (also referred to as the “first quarter of 2025”) and March 29, 2024 (also referred to as the “first quarter of 2024”).

	Quarter ended
	March 28, 2025	March 29, 2024
Net sales	$1,098.4	$1,107.9
Gross profit	92.2	82.3
Selling, general and administrative expenses	48.1	50.7
Operating income	44.9	44.1

Net sales - Net sales for the first quarter of 2025 were $1,098.4 million, compared with $1,107.9 million in the first quarter of 2024. The decrease in net sales for the first quarter of 2025 was primarily driven by lower net sales in our banana segment as a result of lower sales volume and the negative impact of fluctuations in exchange rates. The decrease in net sales was partially offset by an increase in our fresh and value-added products segment driven by higher per unit selling prices.

Gross profit - Gross profit for the first quarter of 2025 was $92.2 million, compared with $82.3 million in the first quarter of 2024. The increase in gross profit for the quarter was primarily driven by higher per unit selling prices in our fresh and value-added products segment, partially offset by higher per unit production, procurement, and distribution costs and lower net sales in our banana segment.

Gross profit for the first quarter of 2024 included $(1.0) million of other product-related credits comprised primarily of $2.2 million of insurance recoveries associated with the flooding of a seasonal production facility in Greece during 2023, partially offset by $1.2 million of severance charges from the outsourcing of certain functions of our fresh and value-added operations. No other product-related credits were recorded during the first quarter of 2025.

Selling, general and administrative expenses - Selling, general and administrative expenses for the first quarter of 2025 decreased by $2.6 million when compared with the first quarter of 2024. The decrease in the quarter was primarily due to lower professional fees in North America and lower promotional activities in North America and Europe.

Gain on disposal of property, plant and equipment, net - The gain on disposal of property, plant and equipment, net for the first quarter of 2025 of $0.8 million primarily consisted of the sale of idle land in Guatemala. The gain on disposal of property, plant and equipment, net for the first quarter of 2024 of $14.8 million primarily consisted of the sale of two idle facilities in Chile.

Asset impairment and other charges, net - Asset impairment and other charges, net of $2.3 million in the first quarter of 2024 primarily consisted of the accrual of a settlement agreement with respect to a litigation matter by a former employee, net of insurance reimbursements. No asset impairment and other charges, net were recorded during the first quarter of 2025.

Operating income - Operating income increased by $0.8 million in the first quarter of 2025 compared with the prior-year period. The increase in operating income was primarily driven higher gross profit, partially offset by a lower gain on disposal of property, plant and equipment, net.

Interest expense - Interest expense decreased by $1.8 million in the first quarter of 2025 compared with the prior-year period. The decrease during the first quarter of 2025 was primarily due to lower average debt balances.

Other expense, net - Other expense, net for the first quarter of 2025 was $2.8 million compared with $7.7 million in the first quarter of 2024. The decrease was primarily due to lower foreign currency losses as compared to the prior-year period.

Income tax provision - Income tax provision increased to $6.9 million for the first quarter of 2025 compared with $5.3 million for the first quarter of 2024. The increase is primarily due to increased earnings in certain higher tax jurisdictions.

Financial Results by Segment

The following table presents net sales and gross profit by segment (U.S. dollars in millions), and in each case, the percentage of the total represented thereby and gross margin percentage:

	Quarter ended
	March 28, 2025					March 29, 2024
Segment	Net Sales		Gross Profit		Gross Margin	Net Sales		Gross Profit		Gross Margin
Fresh and value-added products	$683.2	62%	$69.3	75%	10.1%	$676.8	61%	$55.9	68%	8.3%
Banana	363.8	33%	16.8	18%	4.6%	379.5	34%	21.8	26%	5.7%
Other products and services	51.4	5%	6.1	7%	11.9%	51.6	5%	4.6	6%	8.9%
Total	$1,098.4	100%	$92.2	100%	8.4%	$1,107.9	100%	$82.3	100%	7.4%

First Quarter of 2025 Compared with First Quarter of 2024

Fresh and value-added products

Net sales for the first quarter of 2025 were $683.2 million, compared with $676.8 million in the prior-year period. The increase in net sales was primarily a result of higher per unit selling prices of avocado and higher sales volume and per unit selling prices of fresh-cut fruits in North America due to strong market demand. These increases were partially offset by lower net sales of fresh-cut vegetables and vegetables due to strategic operational reductions during the fourth quarter of 2024, including the sale of certain assets of Fresh Leaf Farms.

Gross profit for the first quarter of 2025 was $69.3 million, compared with $55.9 million in the prior-year period. The increase in gross profit was primarily driven by higher per unit selling prices of pineapple and melons, partially offset by higher per unit production, procurement and distribution costs.

Gross profit for the first quarter of 2024 included $(1.0) million of other product-related credits comprised primarily of $2.2 million of insurance recoveries associated with damages tied to the flooding of a seasonal production facility in Greece during the third quarter of 2023, partially offset by $1.2 million of severance charges from the outsourcing of certain functions of our fresh and value-added operations. Gross margin increased to 10.1% from 8.3% in the prior-year period.

Banana

Net sales for the first quarter of 2025 were $363.8 million, compared with $379.5 million in the prior-year period. The decrease in net sales was primarily a result of lower sales volume and per unit selling prices in Asia due to lower demand and excess industry supply, lower sales volume in North America due to lower industry supply and weather-related logistic disruptions, and the negative impact of fluctuations in exchange rates due to a weaker Euro and Korean won. The decrease was partially offset by higher per unit selling prices in North America.

Gross profit for the first quarter of 2025 was $16.8 million, compared with $21.8 million in the prior-year period. The decrease in gross profit was principally driven by lower net sales and higher per unit production and procurement costs. Gross margin decreased to 4.6% from 5.7% in the prior-year period.

Other products and services

Net sales for the first quarter of 2025 were $51.4 million, in line with $51.6 million in the prior-year period. The change in net sales was primarily due to lower net sales of our third-party ocean freight services due to weather-related and port congestion impacts on volume, partially offset by higher net sales in our poultry and meats business due to higher per unit selling prices.

Gross profit was $6.1 million for the first quarter of 2025, compared with $4.6 million in the prior-year period. The increase in gross profit was primarily a result of higher per unit selling prices in our poultry and meats business. Gross margin increased to 11.9% from 8.9% in the prior-year period.

Liquidity and Capital Resources

Fresh Del Monte Produce Inc. is a holding company whose only significant asset is the outstanding capital stock of our subsidiaries that directly or indirectly own all of our assets. We conduct all of our business operations through our subsidiaries. Accordingly, as of March 28, 2025, our principal sources of liquidity were (i) cash generated from operations of our subsidiaries, (ii) our combined $807 million of credit facilities, including $750 million associated with our amended senior unsecured revolving credit facility, with an available capacity of approximately $551 million and (iii) existing cash and cash equivalents of $34.4 million. The loan commitments under our credit facilities can be used for working capital or other general corporate purposes. On a long-term basis, we will continue to rely on our credit facilities for any long-term funding not provided by cash generated from operations of our subsidiaries.

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

On February 21, 2025, our Board of Directors approved a stock repurchase program ("Stock Repurchase Program") of up to $150 million of our ordinary shares. During the first quarter of 2025, we repurchased 253,850 shares for $7.6 million under the Stock Repurchase Program. The Stock Repurchase Program has no expiration date and will continue until otherwise modified or terminated by the Company's Board of Directors at any time in its sole discretion.

A summary of our cash flows is as follows (U.S. dollars in millions):

	Quarter ended
	March 28, 2025	March 29, 2024
Summary cash flow information:
Net cash provided by operating activities	$46.1	$18.7
Net cash (used in) provided by investing activities	(8.8)	3.9
Net cash used in financing activities	(34.5)	(16.0)
Effect of exchange rate changes on cash	(1.0)	1.8
Net increase in cash and cash equivalents	1.8	8.4
Cash and cash equivalents, beginning	32.6	33.8
Cash and cash equivalents, ending	$34.4	$42.2

Operating Activities

Net cash provided by operating activities was $46.1 million for the quarter ended March 28, 2025 compared with $18.7 million for the quarter ended March 29, 2024, an increase of $27.4 million. The increase was primarily attributable to (i) working capital fluctuations, mainly driven by higher levels of accounts payable and accrued expenses, mainly as a result of the timing of period end payments to suppliers, (ii) lower levels of accounts receivable and (iii) higher net income during the quarter ended March 28, 2025 compared to the prior year quarter. The increase was partially offset by increased inventory levels during the quarter ended March 28, 2025.

At March 28, 2025, we had working capital of $607.5 million, compared with $599.8 million at December 27, 2024, an increase of $7.7 million. The increase in working capital was primarily due to higher levels of accounts receivable and inventory. Partially offsetting the increase in working capital was higher levels of accounts payable and accrued expenses due to timing of payments near period end and increased inventory levels.

Investing Activities

Net cash used in investing activities for the quarter ended March 28, 2025 was $8.8 million, compared with net cash provided by investing activities of $3.9 million for the quarter ended March 29, 2024. Net cash used in investing activities for the quarter ended March 28, 2025 primarily consisted of capital expenditures of $10.0 million which mainly included expenditures related to investments in our operations and production facilities in North America and Kenya benefiting our fresh and value-added operations. Net cash used in investing activities for the quarter ended March 28, 2025 also included $1.2 million in investments in unconsolidated companies in the food and nutrition sector that align with our long-term strategy and vision. Partially offsetting the net cash used in investing activities for the quarter ended March 28, 2025 were proceeds from the sale of property, plant and equipment, and subsidiary of $1.9 million which mainly related to the sale of idle land in Guatemala.

Net cash provided by investing activities for the quarter ended March 29, 2024 primarily consisted of proceeds from the sale of property, plant and equipment of $20.1 million which mainly related to the sale of two facilities in South America and installment payments received from the sale of our plastic business subsidiary in South America during 2023. Partially offsetting the net cash provided by investing activities for the quarter ended March 29, 2024 were capital expenditures of $12.7 million which mainly included expenditures related to investments in our operations and production facilities in North America benefiting both our fresh and value-added products and banana segments, including expenditures related to automation and technology initiatives and improvements to our pineapple operations in Kenya. Net cash provided by investing activities for the quarter ended March 29, 2024 also reflects $3.5 million in investments in unconsolidated companies in the food and nutrition sector that align with our long-term strategy and vision.

Financing Activities

Net cash used in financing activities for the quarter ended March 28, 2025 was $34.5 million, compared with $16.0 million for the quarter ended March 29, 2024. Net cash used in financing activities for the quarter ended March 28, 2025 primarily consisted of dividends paid of $14.4 million, net repayments on debt of $11.1 million and the repurchase and retirement of ordinary shares of $7.6 million as part of our stock repurchase program announced in February 2025.

Net cash used in financing activities for the quarter ended March 29, 2024 primarily consisted of dividends paid of $11.9 million and the payment of deferred financing costs of $2.1 million.

Debt Instruments and Debt Service Requirements

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

The 2024 Amended Credit Facility contains similar financial covenants to those included within the Second A&R Credit Agreement. Specifically, it requires us to maintain 1) a Consolidated Leverage Ratio of not more than 3.75 to 1.00 at any time during any period of four consecutive fiscal quarters, subject to certain exceptions and 2) minimum Consolidated Interest Coverage Ratio of not less than 2.25 to 1.00 as of the end of any fiscal quarter. Additionally, it requires us to comply with certain other covenants, including limitations on capital investments, the amount of dividends that can be paid in the future, the amounts and types of liens and indebtedness, material asset sales, and mergers. Under the 2024 Amended Credit Facility, we are permitted to declare or pay cash dividends in any fiscal year up to an amount that does not exceed the greater of (i) an amount equal to (1) the greater of (A) 50% of the Consolidated Net Income (as defined in the 2024 Amended Credit Facility) for the immediately preceding fiscal year or (B) $25 million (the "Base Dividend Basket") plus (2) commencing in the fiscal year ending December 26, 2025 any portion of the Base Dividend Basket not used in the immediately preceding fiscal year, or (ii) the greatest amount which would not cause the Consolidated Leverage Ratio (determined on a pro forma basis as of the date of declaration or payment) to exceed 3.50 to 1.00. It also provides an allowance for stock repurchases to be an amount not exceeding the greater of (i) (A) $50,000,000 (the "Base Redemption Basket") plus (B) commencing in the fiscal year ending December 26, 2025, any portion of the Base Redemption Basket not used in the immediately preceding fiscal year or (ii) the greatest amount which would not cause the Consolidated Leverage Ratio (determined on a pro forma basis as of the date of such repurchase) to exceed 3.50 to 1.00. As of March 28, 2025, we were in compliance with all the covenants contained in the 2024 Amended Credit Facility.

In addition to the indebtedness under our 2024 Amended Credit Facility, our material cash requirements include contractual obligations from other working capital facilities and lease obligations. Refer to Note 8. "Debt and Finance Lease Obligations" of the accompanying unaudited consolidated financial statements for more information regarding these material cash requirements.

As of March 28, 2025, we had $550.5 million unused borrowing capacity, net of letters of credit and guarantees, primarily under the 2024 Amended Credit Facility.

We believe that our cash on hand, borrowing capacity available under our 2024 Amended Credit Facility, and cash flows from operations for the next twelve months will be sufficient to meet our cash requirements and service our outstanding debt during the next twelve months. However, we cannot predict whether future developments associated with the current economic environment will materially adversely affect our long-term liquidity position. Our liquidity assumptions, the adequacy of our available funding sources, and our ability to meet our 2024 Amended Credit Facility covenants are dependent on many additional factors, including those set forth in “Item 1A. Risk Factors” of our Form 10-K for the year ended December 27, 2024.

Stock Repurchase Program

On February 21, 2025, our Board of Directors approved a stock repurchase program ("Stock Repurchase Program") of up to $150 million of our ordinary shares. During the first quarter of 2025, we repurchased approximately 254,000 shares for $7.6 million under the Stock Repurchase Program. The Stock Repurchase Program has no expiration date and will continue until otherwise modified or terminated by the Company's Board of Directors at any time in its sole discretion.

Contractual Obligations

As of March 28, 2025, there were no material changes in our commitments or contractual obligations as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 27, 2024.

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K for the fiscal year ended December 27, 2024. There were no material changes to these critical accounting policies or estimates during the first quarter of 2025.

Fair Value Measurements

Our results of operations and financial condition are exposed to fluctuations in currency exchange rates against the U.S. dollar, and we mitigate that exposure by entering into foreign currency forward contracts. Certain of our subsidiaries periodically enter into foreign currency forward contracts in order to hedge portions of forecasted sales or cost of sales denominated in foreign currencies which generally expire within one year. The fair value of our foreign currency cash flow hedges was a net liability position of $1.3 million as of March 28, 2025 compared to a net asset position of $0.3 million as of December 27, 2024 due to the relative weakening of exchange rates when compared to contracted rates.

We are exposed to fluctuations in variable interest rates on our results of operations and financial condition, and we mitigate that exposure by entering into interest rate swaps from time to time. During 2018, we entered into interest rate swaps in order to hedge the risk of the fluctuation on future interest payments related to a portion of our variable rate borrowings through 2028. On July 19, 2024, we agreed to terminate our outstanding interest rate swap agreement in exchange for $7.3 million, net of fees of $0.2 million. Based on our assessment that the originally hedged cash flows associated with our variable rate borrowings remain probable, the proceeds received as a result of the termination of our outstanding interest rate swap agreement will remain in accumulated other comprehensive loss and be reclassified to earnings through interest expense over the remaining life of the hedged debt. At March 28, 2025, $4.5 million remained in accumulated other comprehensive loss related to the terminated interest rate swap, of which $2.1 million is expected to be reclassified to earnings through interest expense over the next twelve months.

We enter into derivative instruments with counterparties that are highly rated and do not expect a deterioration of our counterparty’s credit ratings; however, the deterioration of our counterparty’s credit ratings would affect the Consolidated Financial Statements in the recognition of the fair value of the hedges that would be transferred to earnings as the contracts settle. We expect that $0.8 million of the net fair value of our cash flow hedges recognized as a net gain in accumulated other comprehensive loss, inclusive of amounts received related to our interest rate swap terminated during the third quarter of 2024, will be transferred to earnings during the next 12 months and the remaining net gain of $2.4 million over a period of approximately 3 years, along with the earnings effect of the related forecasted transactions.

The fair value of the banana reporting unit's goodwill and the prepared food reporting unit's goodwill and remaining trade names and trademarks are highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets. We disclosed the sensitivity related to the banana reporting unit's goodwill and the prepared food reporting unit's goodwill and trade names and trademarks in our Annual Report on Form 10-K for the year ended December 27, 2024. During the quarter ended March 28, 2025, we did not record impairment charges associated with these reporting units or trade names and trademarks, however we continue to monitor their performance.

Potential impairment exists if the fair value of a reporting unit to which goodwill has been allocated is less than the carrying value of the reporting unit. Future changes in the estimates used to conduct our impairment review, including our financial projections and changes in the discount rates used, could cause the analysis to indicate that our goodwill or trade names and trademarks are impaired in subsequent periods and result in a write-off of a portion or all of goodwill or trade names and trademarks. On April 2, 2025, the Trump administration announced a baseline tariff of 10% on products from all countries and an additional country-specific tariff on an incremental number of other countries which was subsequently delayed for 90 days. The announcement has resulted in volatility in the United States equity and bond markets. We cannot predict whether future developments associated with the announced tariffs, including the resulting volatility, will result in changes to our projected cash flows or discount rates used that lead to impairment of our goodwill or prepared foods trade names and trademarks.

New Accounting Pronouncements

Refer to Note 2. “Recently Issued Accounting Pronouncements” of the accompanying unaudited consolidated financial statements for a discussion of recent accounting pronouncements.

Seasonality

Interim results are subject to significant variations and may not be indicative of the results of operations that may be expected for an entire fiscal year. Due to seasonal sales price fluctuations, we have historically realized a greater portion of our net sales and gross profit during the first two quarters of the year. The sales price of any fresh produce item fluctuates throughout the year due to the supply of and demand for that particular item, as well as the pricing and availability of other fresh produce items, many of which are seasonal in nature. Information about the seasonality of our results is included under the caption “Seasonality” provided in Item 1. Business, of our Annual Report on Form 10-K for the year ended December 27, 2024.

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
•our expectations regarding the impact of tariffs and other governmental trade restrictions on our business;
•our intentions regarding the use of borrowed funds;
•our expectations regarding share repurchases;
•our expectations regarding the impact of storms on our business and our ability to recover insurance proceeds, if any;
•our expectations regarding the impact on our business operations of any geopolitical conflicts, including shipping disruptions as a result of the Red Sea conflict;
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

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. These various factors include, but are not limited to, the following:

•the impact of inflationary pressures on raw materials and other costs, as well as the impact on increased costs for many of our products;
•the impact of tariffs and other governmental trade restrictions
•our exposure to political, economic and other risks from operating a multinational business, which could have a material adverse effect on our results and financial condition;
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
•the impact of crop disease as well as our ability to improve our existing quarantine policies and other prevention strategies, as well as find contingency plans, to protect our and our suppliers' banana crops from vascular diseases such as vascular diseases, one of which is known as Tropical Race 4, or TR4 (also known as Panama Disease);
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

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K for the year ended December 27, 2024.

Item 4.        Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 28, 2025. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Such officers also confirm that there were no changes to our internal control over financial reporting during the quarter ended March 28, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

Tax related matters

In one of the foreign jurisdictions, we are currently contesting tax assessments related to the 2012-2015 audit years and the 2016 audit year in both the administrative court and the judicial court. During 2019 and 2020, we filed actions contesting the tax assessment in the administrative office. Our initial challenge to each of these tax assessments was rejected, and we subsequently lost our appeals at the administrative court. We have subsequently filed actions to contest each of these tax assessments in the country’s judicial courts. In addition, we have filed a request for injunction to the judicial court to stay the tax authorities' collection efforts for these two tax assessments, pending final judicial decisions. The court granted our injunction with respect to the 2016 audit year, however denied our injunction with respect to the 2012-2015 audit years. We timely appealed the denial of the injunction, and on August 10, 2022 the appellate court overturned the denial and granted our injunction for the 2012-2015 audit years with a trial date set for July 4, 2025. Pursuant to local law, we registered real estate collateral with an approximate fair market value of $7.3 million in connection with the grant of the 2016 audit year injunction. This real estate collateral has a net book value of $3.8 million as of the quarter ended March 28, 2025. In addition, in connection with the grant of the 2012-2015 audit year injunction, we registered real estate collateral with an approximate fair market value of $30.5 million, and a net book value of $4.6 million as of the quarter ended March 28, 2025. The registration of this real estate collateral does not affect our operations in the country.

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

California Air Resource Board

On December 21, 2022, the California Air Resource Board ("CARB") issued a Notice of Violation ("NOV") to the Company regarding violations of certain California anti-air pollution regulations by three non-shore capable vessels that were subject to a time charter by us from an unrelated non-U.S. third party. We cooperated with and assisted CARB in its audits for the alleged violations during 2021. During the quarter ended March 29, 2024, we accrued expenses of $0.5 million as a contingent reserve which are included in asset impairments and other charges, net in the Consolidated Statements of Operations. This amount is in addition to a $0.4 million contingent reserve accrued as of December 27, 2024 related to this matter. We settled amounts previously accrued for this matter during the quarter ended March 28, 2025.

For more information, see Note 9. "Commitments and Contingencies" to the Consolidated Financial Statements included in Part I, Item 1. Financial Statements.

Item 1A. Risk Factors

“Item 1A. Risk Factors” of our Form 10-K for the year ended December 27, 2024 includes a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K.

Changes in the United States trade policy, including the impact of recently announced baseline tariffs, may have a material adverse effect on our business and results of operations.

In recent months, the U.S. government has signaled changes to its trade policy, including an intent to proceed with the imposition of tariffs on countries with which the U.S. trades, which could lead to corresponding punitive actions and retaliatory tariffs by such countries. For example, on April 2, 2025, the U.S. government announced a baseline tariff of 10% on products from all countries and an additional country-specific tariff on an incremental number of other countries. On April 9, 2025, the U.S. government announced a 90-day delay in the enforcement of the previously announced country-specific tariffs, however the 10% baseline tariff remains in place for all countries. Approximately 70% of our sourced products to the U.S. are estimated to be impacted by the recently announced tariffs.

Additionally, on April 17, 2025, the U.S. government announced plans to impose significant fees on Chinese-built vessels with capacities exceeding specified thresholds that enter U.S. ports beginning on October 14, 2025. While we currently use Chinese-built vessels as part of our supply chain to service shipments of our products into the U.S., our vessels do not exceed the capacity thresholds included in the announced plans and therefore are not subject to these charges as currently outlined. However, changes to these plans, including changes to the capacity thresholds under which fees are levied, could negatively impact our business.

These tariff and fee announcements have been followed by announcements of specific exemptions and temporary pauses, as well as retaliatory tariffs and trade restrictions, resulting in additional uncertainty in our business. These actions may further boost U.S. inflation, resulting in an increase in the cost of manufacturing food produce, reduced customer purchasing power, declining consumer confidence, increased price pressure, and reduced or cancelled orders and increased supply chain costs. Further, we may be disproportionately impacted by these tariff policies based on where we source our products as compared to our competition.

In April 2025, we began to notify our North American customers of upcoming price increases to address our increased costs as a result of the announced tariffs. However, we may not be able to pass along any resulting price increases to our consumers to help offset elevated costs, which could materially and adversely affect our profitability. Increased product prices may result in reductions in sales volume if consumers are less willing to pay a price differential for our branded products and instead elect to purchase lower-priced offerings or forgo some purchases altogether. To the extent that price increases are not sufficient to offset these increased costs adequately or in a timely manner or if they result in significant decreases in sales volume, our business, financial condition or operating results may be adversely affected.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table provides information regarding our purchases of ordinary shares during the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
December 28, 2024 to January 24, 2025	—	$—	—
January 25, 2025 to February 21, 2025	—	$—	—
February 22, 2025 to March 28, 2025	253,850	$29.97	253,850
Total	253,850			$142,392,116

(1)On February 24, 2025, our Board of Directors approved a share repurchase program of up to $150 million of our ordinary shares. The program does not obligate the Company to purchase a minimum amount of shares.

Item 5.        Other Information

Rule 10b5-1 Trading Plans

During the quarter ended March 28, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
_____________________
*    Furnished herewith.
**    Filed herewith.
***    Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 28, 2025 and December 27, 2024, (ii) Consolidated Statements of Operations for the quarters ended March 28, 2025 and March 29, 2024, (iii) Consolidated Statements of Comprehensive Income for the quarters ended March 28, 2025 and March 29, 2024, (iv) Consolidated Statements of Cash Flows for the quarters ended March 28, 2025 and March 29, 2024, (v) Consolidated Statements of Shareholders' Equity for the quarters ended March 28, 2025 and March 29, 2024 and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fresh Del Monte Produce Inc.

Date:	April 30, 2025	By:	/s/ Mohammed Abbas
Mohammed Abbas
Executive Vice President & Chief Operating Officer (Duly Authorized Officer)

		By:	/s/ Monica Vicente
Monica Vicente
Senior Vice President & Chief Financial Officer (Principal Financial Officer)