Form 10-Q
period 2025-06-27
FRESH DEL MONTE PRODUCE INC
filed 2025-07-30
CIK 1047340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
———————————
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2025
OR
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

As of July 18, 2025, there were 47,974,940 ordinary shares of Fresh Del Monte Produce Inc. issued and outstanding.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

Form 10-Q
For the Quarter and Six Months Ended June 27, 2025

PART I: FINANCIAL INFORMATION

Item 1.        Financial Statements

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)
(U.S. dollars in millions, except share and per share data)

	June 27, 2025	December 27, 2024
Assets
Current assets:
Cash and cash equivalents	$85.5	$32.6
Trade accounts receivable, net of allowance of $37.5 and $35.0, respectively	439.9	393.2
Other accounts receivable, net of allowance of $10.7 and $8.9, respectively	67.9	78.0
Inventories, net	552.2	595.3
Assets held for sale	11.8	9.5
Prepaid expenses and other current assets	25.0	24.3
Total current assets	1,182.3	1,132.9

Investments in and advances to unconsolidated companies	54.1	39.9
Property, plant and equipment, net	1,180.7	1,191.6
Operating lease right-of-use assets	189.7	186.1
Goodwill	397.2	396.3
Intangible assets, net	33.2	33.2
Deferred income taxes	51.5	47.5
Other noncurrent assets	76.2	68.7
Total assets	$3,164.9	$3,096.2

Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued expenses	$503.0	$476.0
Current maturities of debt and finance leases	1.6	1.5
Current maturities of operating leases	36.8	38.6
Income taxes and other taxes payable	26.3	17.0
Total current liabilities	567.7	533.1

Long-term debt and finance leases	205.2	248.9
Retirement benefits	84.9	83.1
Deferred income taxes	72.8	75.2
Operating leases, less current maturities	128.2	122.3
Other noncurrent liabilities	27.8	26.8
Total liabilities	1,086.6	1,089.4
Commitments and contingencies (See Note 10)
Shareholders' equity:
Preferred shares, $0.01 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.01 par value; 200,000,000 shares authorized; 47,974,946 and 47,940,300 issued and outstanding, respectively	0.5	0.5
Paid-in capital	608.0	605.0
Retained earnings	1,488.7	1,435.4
Accumulated other comprehensive loss	(36.8)	(50.4)
Total Fresh Del Monte Produce Inc. shareholders' equity	2,060.4	1,990.5
Noncontrolling interests	17.9	16.3
Total shareholders' equity	2,078.3	2,006.8
Total liabilities and shareholders' equity	$3,164.9	$3,096.2
See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(U.S. dollars in millions, except share and per share data)

	Quarter ended		Six months ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Net sales	$1,182.5	$1,139.7	$2,280.8	$2,247.5
Cost of products sold	1,062.4	1,026.5	2,068.6	2,052.1
Gross profit	120.1	113.2	212.2	195.4
Selling, general and administrative expenses	51.3	49.9	99.3	100.5
Gain on disposal of property, plant and equipment, net	0.1	3.6	0.9	18.3
Asset impairment and other charges (credits), net	0.6	(1.3)	0.6	1.0
Operating income	68.3	68.2	113.2	112.2
Interest expense	3.2	5.2	6.7	10.4
Interest income	0.2	0.3	0.4	0.6
Other (income) expense, net	(6.2)	(2.3)	(3.4)	5.4
Income before income taxes	71.5	65.6	110.3	97.0
Income tax provision	14.1	12.3	21.0	17.6
Net income	57.4	53.3	89.3	79.4
Less: Net income (loss) attributable to noncontrolling interests	0.6	(0.3)	1.4	(0.3)
Net income attributable to Fresh Del Monte Produce Inc.	$56.8	$53.6	$87.9	$79.7

Earnings per share:
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Basic	$1.19	$1.12	$1.83	$1.67
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Diluted	$1.18	$1.12	$1.82	$1.66

Dividends declared per ordinary share	$0.30	$0.25	$0.60	$0.50

Weighted average number of ordinary shares:
Basic	47,953,982	47,919,451	47,955,160	47,814,403
Diluted	48,172,414	47,975,217	48,220,517	47,939,568

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(U.S. dollars in millions)

	Quarter ended		Six months ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Net income	$57.4	$53.3	$89.3	$79.4
Other comprehensive income:
Net unrealized (loss) gain on derivatives, net of tax	(6.3)	1.0	(8.7)	6.8
Net unrealized foreign currency translation gain (loss)	16.3	(2.1)	23.2	(6.7)
Net change in retirement benefit adjustment, net of tax	(0.6)	(0.4)	(0.9)	(1.0)
Comprehensive income	66.8	51.8	$102.9	78.5
Less: Comprehensive income (loss) attributable to noncontrolling interests	0.6	(0.3)	1.4	(0.3)
Comprehensive income attributable to Fresh Del Monte Produce Inc.	$66.2	$52.1	$101.5	$78.8

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(U.S. dollars in millions)

	Six months ended
	June 27, 2025	June 28, 2024
Operating activities:
Net income	$89.3	$79.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36.9	39.7
Amortization of debt issuance costs	0.2	0.3
Share-based compensation expense	4.9	2.8
Asset impairments	0.6	0.7
Change in uncertain tax positions	(0.8)	(1.5)
Gain on disposal of property, plant and equipment, net	(0.9)	(18.3)
Income from equity method investments	(7.8)	(3.4)
Deferred income taxes	(6.6)	3.3
Other, net	(1.3)	3.8
Changes in operating assets and liabilities
Receivables	(24.1)	(21.9)
Inventories	49.7	60.4
Prepaid expenses and other current assets	1.9	(0.3)
Accounts payable and accrued expenses	22.3	3.7
Other assets and liabilities	(5.1)	(5.0)
Net cash provided by operating activities	159.2	143.7
Investing activities:
Capital expenditures	(21.6)	(20.7)
Proceeds from sales of property, plant and equipment	3.5	21.1
Insurance proceeds received for damage to property, plant and equipment, net	—	5.7
Investments in and advances to unconsolidated companies	(7.5)	(4.5)
Other investing activities	1.2	—
Net cash (used in) provided by investing activities	(24.4)	1.6
Financing activities:
Proceeds from debt	269.8	127.0
Payments on debt	(312.9)	(242.0)
Share-based awards settled in cash for taxes	(0.9)	(0.9)
Dividends paid	(28.8)	(23.9)
Repurchase and retirement of ordinary shares	(7.6)	—
Payment of deferred financing costs	—	(2.2)
Other financing activities	(0.8)	(2.3)
Net cash used in financing activities	(81.2)	(144.3)
Effect of exchange rate changes on cash	(0.7)	3.0
Net increase in cash and cash equivalents	52.9	4.0
Cash and cash equivalents, beginning	32.6	33.8
Cash and cash equivalents, ending	$85.5	$37.8
Supplemental cash flow information:
Cash paid for interest	$8.1	$9.9
Cash paid for income taxes	$5.6	$7.1
Non-cash financing and investing activities:
Right-of-use assets obtained in exchange for new operating lease obligations	$25.4	$11.4
Fair value of net assets acquired in non-cash acquisition	$0.8	$—
Dividends on restricted stock units	$0.4	$0.4
Conversion of note receivable in exchange for investment in unconsolidated company	$—	$0.7
See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited) (U.S. dollars in millions, except share data)

	Ordinary Shares Outstanding	Ordinary Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Fresh Del Monte Produce Inc. Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity
Balance as of December 27, 2024	47,940,300	$0.5	$605.0	$1,435.4	$(50.4)	$1,990.5	$16.3	$2,006.8
Settlement of restricted stock units	237,959	—	—	—	—	—	—	—
Share-based payment expense	—	—	2.3	—	—	2.3	—	2.3
Distribution to noncontrolling interests	—	—	—	—	—	—	(0.1)	(0.1)
Repurchase and retirement of ordinary shares	(253,850)	—	(2.3)	(5.4)	—	(7.7)	—	(7.7)
Dividend declared	—	—	0.4	(14.8)	—	(14.4)	—	(14.4)
Comprehensive income:
Net income	—	—	—	31.1	—	31.1	0.8	31.9
Unrealized loss on derivatives, net of tax	—	—	—	—	(2.4)	(2.4)	—	(2.4)
Net unrealized foreign currency translation gain	—	—	—	—	6.9	6.9	—	6.9
Change in retirement benefit adjustment, net of tax	—	—	—	—	(0.3)	(0.3)	—	(0.3)
Comprehensive income						35.3	0.8	36.1
Balance as of March 28, 2025	47,924,409	$0.5	$605.4	$1,446.3	$(46.2)	$2,006.0	$17.0	$2,023.0
Settlement of restricted stock units	50,537	—	—	—	—	—	—	—
Share-based payment expense	—	—	2.5	—	—	2.5	—	2.5
Capital contribution from non-controlling interest	—	—	—	—	—	—	0.3	0.3
Dividend declared	—	—	0.1	(14.4)	—	(14.3)	—	(14.3)
Comprehensive income:
Net income	—	—	—	56.8	—	56.8	0.6	57.4
Unrealized loss on derivatives, net of tax	—	—	—	—	(6.3)	(6.3)	—	(6.3)
Net unrealized foreign currency translation gain	—	—	—	—	16.3	16.3	—	16.3
Change in retirement benefit adjustment, net of tax	—	—	—	—	(0.6)	(0.6)	—	(0.6)
Comprehensive income						66.2	0.6	66.8
Balance as of June 27, 2025	47,974,946	$0.5	$608.0	$1,488.7	$(36.8)	$2,060.4	$17.9	$2,078.3

	Ordinary Shares Outstanding	Ordinary Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Fresh Del Monte Produce Inc. Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity
Balance at December 29, 2023	47,629,018	$0.5	$597.7	$1,341.4	$(43.3)	$1,896.3	$16.4	$1,912.7
Settlement of restricted stock units	267,114	—	—	—	—	—	—	—
Share-based payment expense	—	—	0.6	—	—	0.6	—	0.6
Dividend declared	—	—	0.4	(12.3)	—	(11.9)	—	(11.9)
Comprehensive income:
Net income	—	—	—	26.1	—	26.1	—	26.1
Unrealized gain on derivatives, net of tax	—	—	—	—	5.8	5.8	—	5.8
Net unrealized foreign currency translation loss	—	—	—	—	(4.6)	(4.6)	—	(4.6)
Change in retirement benefit adjustment, net of tax	—	—	—	—	(0.6)	(0.6)	—	(0.6)
Comprehensive income						26.7	—	26.7
Balance as of March 29, 2024	47,896,132	$0.5	$598.7	$1,355.2	$(42.7)	$1,911.7	$16.4	$1,928.1
Settlement of restricted stock units	39,536	—	—	—	—	—	—	—
Share-based payment expense	—	—	2.2	—	—	2.2	—	2.2
Dividend declared	—	—	—	(11.9)	—	(11.9)	—	(11.9)
Comprehensive income:
Net income (loss)	—	—	—	53.6	—	53.6	(0.3)	53.3
Unrealized gain on derivatives, net of tax	—	—	—	—	1.0	1.0	—	1.0
Net unrealized foreign currency translation loss	—	—	—	—	(2.1)	(2.1)	—	(2.1)
Change in retirement benefit adjustment, net of tax	—	—	—	—	(0.4)	(0.4)	—	(0.4)
Comprehensive income (loss)						52.1	(0.3)	51.8
Balance as of June 28, 2024	47,935,668	$0.5	$600.9	$1,396.9	$(44.2)	$1,954.1	$16.1	$1,970.2

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

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements for the quarter and six months ended June 27, 2025 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for fair presentation have been included. Operating results for the quarter and six months ended June 27, 2025 are subject to significant seasonal variations and are not necessarily indicative of the results that may be expected for the year ending December 26, 2025. For further information, refer to the Consolidated Financial Statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 27, 2024.

We are required to evaluate events occurring after June 27, 2025 for recognition and disclosure in the unaudited Consolidated Financial Statements for the quarter and six months ended June 27, 2025. Events are evaluated based on whether they represent information existing as of June 27, 2025, which require recognition in the unaudited Consolidated Financial Statements, or new events occurring after June 27, 2025 which do not require recognition but require disclosure if the event is significant to the unaudited Consolidated Financial Statements. We evaluated events occurring subsequent to June 27, 2025 through the date of issuance of these unaudited Consolidated Financial Statements.

Reclassification of Prior Period Presentation

Certain reclassifications of prior periods have been made to our operating cash flows within our Consolidated Statement of Cash Flows to conform to the current period presentation. These reclassifications had no effect on our balance sheet, operating and net income, or total cash flows from operating, investing, and financing activities previously presented.

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

3. Investments in and Advances to Unconsolidated Companies

Investments in and advances to unconsolidated companies amounted to $54.1 million as of June 27, 2025 and $39.9 million as of December 27, 2024. These investments are accounted for under the equity method of accounting, and primarily relate to investments in limited partnerships and joint ventures in the food, nutrition and agricultural technology sectors. Our investments in unconsolidated companies include investments in companies who qualify as investment companies pursuant to Accounting Standards Codification Topic 946, Financial Services - Investment Companies ("ASC 946") and, accordingly, are carried at net asset value ("NAV"), which approximates fair value. Our investments in unconsolidated companies who qualify as investment companies under ASC 946, which make up approximately $45.6 million of the balance as of June 27, 2025 and $32.3 million of the balance as of December 27, 2024, cannot be redeemed, but the funds will make distributions through liquidation. The estimate of the liquidation period varies from 2027 to 2037. Total unfunded commitments related to our investments in and advances to unconsolidated companies as of June 27, 2025 were $2.6 million.

Our proportionate share of income related to these unconsolidated companies was $7.8 million and $3.6 million for the quarters ended June 27, 2025 and June 28, 2024, respectively, and $7.8 million and $3.4 million for the six months ended June 27, 2025 and June 28, 2024, respectively. These amounts are included in "Other (income) expense, net" in the Consolidated Statements of Operations. Distributions received from these investments were $0.3 million for the quarter ended June 27, 2025 and $1.1 million for the six months ended June 27, 2025. No distributions were received from these investments for the quarter and six months ended June 28, 2024.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

4.  Asset Impairment and Other Charges (Credits), Net

The following represents a summary of asset impairment and other charges (credits), net recorded during the quarters and six months ended June 27, 2025 and June 28, 2024 (U.S. dollars in millions):

	Quarter ended			Six months ended
	June 27, 2025			June 27, 2025
	Long-lived and other asset impairment	Exit activity and other charges	Total	Long-lived and other asset impairment	Exit activity and other charges	Total
Fresh and value-added products segment:
Impairment of leased grape farm in Chile	$0.6	$—	$0.6	$0.6	$—	$0.6
Total asset impairment and other charges (credits), net	$0.6	$—	$0.6	$0.6	$—	$0.6

	Quarter ended			Six months ended
	June 28, 2024			June 28, 2024
	Long-lived and other asset impairment	Exit activity and other charges	Total	Long-lived and other asset impairment	Exit activity and other charges	Total
Banana segment:
California Air Resource Board reserve (1)	$—	$—	$—	$—	$0.5	$0.5
Philippines impairment of banana-related fixed assets	1.2	—	1.2	1.2	—	1.2
Fresh and value-added products segment:
Insurance recovery related to South American warehouse	—	(2.0)	(2.0)	—	(2.0)	(2.0)
Reduction in repair reserves related to 2023 flooding in Greece(2)	(0.5)	—	(0.5)	(0.5)	—	(0.5)
Other:
Legal settlement (3)	—	—	—	—	1.8	1.8
Total asset impairment and other charges (credits), net	$0.7	$(2.0)	$(1.3)	$0.7	$0.3	$1.0

(1) During the six months ended June 28, 2024, we recorded a $0.5 million reserve relating to a regulatory matter. Refer to Note 10, “Commitments and Contingencies.”

(2) Due to damages caused by severe flooding in Greece during 2023, we recorded reserves related to estimated damages to our property, plant and equipment. During the quarter ended June 28, 2024, we determined it was appropriate to reduce this reserve by $0.5 million based on actual repair charges incurred.

(3) During the six months ended June 28, 2024, we entered into a settlement agreement with respect to a litigation matter by a former employee regarding a legacy claim stemming from the 1970s. Accordingly, we incurred charges of $1.8 million, net of insurance reimbursements, associated with the settlement during the six months ended June 28, 2024. Refer to Note 10, “Commitments and Contingencies.”

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

5. Income Taxes

In connection with the examination of the tax returns in three foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing aggregating approximately $237.2 million (including interest and penalties) for tax years 2012 through 2021. We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities.

In one foreign jurisdiction, we are currently contesting tax assessments related to the 2012-2015 audit years and the 2016 audit year in both the administrative court and the judicial court. During 2019 and 2020, we filed actions contesting the tax assessment in the administrative office. Our initial challenge to each of these tax assessments was rejected, and we subsequently lost our appeals at the administrative court. We have subsequently filed actions to contest each of these tax assessments in the country’s judicial courts. In addition, we have filed a request for injunction to the judicial court to stay the tax authorities' collection efforts for these two tax assessments, pending final judicial decisions. The court granted our injunction with respect to the 2016 audit year, however denied our injunction with respect to the 2012-2015 audit years. We timely appealed the denial of the injunction, and on August 10, 2022 the appellate court overturned the denial and granted our injunction for the 2012-2015 audit years with a trial date set for July 4, 2025. During June 2025, we were notified of the hearing being suspended until further notice due to a pending constitutional remedy affecting a rule included in the arguments. Pursuant to local law, we registered real estate collateral with an approximate fair market value of $7.2 million in connection with the grant of the 2016 audit year injunction. This real estate collateral has a net book value of $3.8 million as of the quarter ended June 27, 2025. In addition, in connection with the grant of the 2012-2015 audit year injunction, we registered real estate collateral with an approximate fair market value of $30.2 million, and a net book value of $4.6 million as of the quarter ended June 27, 2025. The registration of this real estate collateral does not affect our operations in the country.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)
Income tax provision was $14.1 million for the quarter ended June 27, 2025 compared with $12.3 million for the quarter ended June 28, 2024 and $21.0 million for the six months ended June 27, 2025 compared with $17.6 million for the six months ended June 28, 2024. The increase in both periods is primarily due to increased earnings in certain higher tax jurisdictions.

6.  Allowance for Credit Losses

We estimate expected credit losses on our trade receivables and financing receivables in accordance with Accounting Standards Codification (“ASC”) 326 - Financial Instruments - Credit Losses.

Trade Receivables

Trade receivables as of June 27, 2025 were $439.9 million, net of allowances of $37.5 million. Our allowance for trade receivables consists of two components: a $12.3 million allowance for credit losses and a $25.2 million allowance for customer claims accounted for under the scope of ASC 606 - Revenue Recognition.

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

The table below presents a rollforward of our trade receivable allowance for credit losses for the six months ended June 27, 2025 and June 28, 2024 (U.S. dollars in millions):

	Six months ended
Trade receivables	June 27, 2025	June 28, 2024
Allowance for credit losses:
Balance, beginning of period	$11.5	$7.4
Provision for uncollectible amounts	0.9	3.1
Deductions to allowance related to write-offs	(0.4)	—
Recoveries of amounts previously allowed for	(0.1)	—
Foreign exchange effects	0.4	(0.1)
Balance, end of period	$12.3	$10.4

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

The following table details the advances to growers and suppliers based on their credit risk profile (U.S. dollars in millions):

	June 27, 2025		December 27, 2024
	Current	Past-Due	Current	Past-Due
Gross advances to growers and suppliers	$11.4	$22.6	$18.8	$16.1

The allowance for advances to growers and suppliers for the six months ended June 27, 2025 and June 28, 2024 were as follows (U.S. dollars in millions):

	Six months ended
	June 27, 2025	June 28, 2024
Allowance for advances to growers and suppliers:
Balance, beginning of period	$12.1	$7.5
Provision for uncollectible amounts	4.0	2.0
Balance, end of period	$16.1	$9.5

7.  Share-Based Compensation

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

Share-based compensation expense related to RSUs and PSUs is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and was comprised in the relevant periods as follows (U.S. dollars in millions):

	Quarter ended		Six months ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
RSUs/PSUs	$2.5	$2.2	$4.9	$2.8

Restricted Stock Units and Performance Stock Units

The following table lists the RSUs and PSUs awarded under the 2022 Plan during the six months ended June 27, 2025 and June 28, 2024:

Date of Award	Type of award	Units awarded	Price per share
For the six months ended June 27, 2025
May 5, 2025	RSU	31,423	$33.41
March 3, 2025	PSU	126,495	$30.27
March 3, 2025	RSU	287,426	$30.27
For the six months ended June 28, 2024
May 8, 2024	PSU	5,048	$24.13
May 7, 2024	RSU	43,134	$24.34
April 1, 2024	PSU	7,394	$25.45
March 1, 2024	PSU	285,460	$24.37
February 19, 2024	RSU	1,313	$23.77

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

8.  Inventories, net

Inventories consisted of the following (U.S. dollars in millions):

	June 27, 2025	December 27, 2024
Finished goods	$183.8	$200.2
Raw materials and packaging supplies	169.7	157.6
Growing crops	198.7	237.5
Total inventories, net	$552.2	$595.3

9.  Debt and Finance Lease Obligations

The following is a summary of long-term debt and finance lease obligations (U.S. dollars in millions):

	June 27, 2025	December 27, 2024
Senior unsecured revolving credit facility (see Credit Facility below)	$201.0	$244.1
Finance lease obligations	5.8	6.3
Total debt and finance lease obligations	206.8	250.4
Less: Current maturities	(1.6)	(1.5)
Long-term debt and finance lease obligations	$205.2	$248.9

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

The 2024 Amended Credit Facility contains similar financial covenants to those included within the Second A&R Credit Agreement. Specifically, it requires us to maintain 1) a Consolidated Leverage Ratio of not more than 3.75 to 1.00 at any time during any period of four consecutive fiscal quarters, subject to certain exceptions and 2) minimum Consolidated Interest Coverage Ratio of not less than 2.25 to 1.00 as of the end of any fiscal quarter. Additionally, it requires us to comply with certain other covenants, including limitations on capital investments, the amount of dividends that can be paid in the future, the amounts and types of liens and indebtedness, material asset sales, and mergers. Under the 2024 Amended Credit Facility, we are permitted to declare or pay cash dividends in any fiscal year up to an amount that does not exceed the greater of (i) an amount equal to (1) the greater of (A) 50% of the Consolidated Net Income (as defined in the 2024 Amended Credit Facility) for the immediately preceding fiscal year or (B) $25 million (the "Base Dividend Basket") plus (2) commencing in the fiscal year ending December 26, 2025 any portion of the Base Dividend Basket not used in the immediately preceding fiscal year, or (ii) the greatest amount which would not cause the Consolidated Leverage Ratio (determined on a pro forma basis as of the date of declaration or payment) to exceed 3.50 to 1.00. It also provides an allowance for stock repurchases to be an amount not exceeding the greater of (i) (A) $50,000,000 (the "Base Redemption Basket") plus (B) commencing in the fiscal year ending December 26, 2025, any portion of the Base Redemption Basket not used in the immediately preceding fiscal year or (ii) the greatest amount which would not cause the Consolidated Leverage Ratio (determined on a pro forma basis as of the date of such repurchase) to exceed 3.50 to 1.00. As of June 27, 2025, we were in compliance with all the covenants contained in the 2024 Amended Credit Facility.

In connection with the 2024 Amended Credit Facility, we paid lender and third-party fees of $2.1 million associated with the amendment. We concluded that the amendment resulted in a modification of debt and as such, determined that debt issuance costs incurred in connection with the 2024 Amended Credit Facility would be deferred and amortized over the term of the new arrangement. Debt issuance costs of $1.5 million and $1.8 million are included in other noncurrent assets on our Consolidated Balance Sheets as of June 27, 2025 and December 27, 2024, respectively.

The following is a summary of the material terms of the 2024 Amended Credit Facility and other working capital facilities at June 27, 2025 (U.S. dollars in millions):

	Term	Maturity date	Interest rate	Borrowing limit	Available borrowings, net of letters of credit and bank guarantees
Bank of America credit facility	5 years	February 21, 2029	5.42%	$750.0	$549.0
Rabobank letter of credit facility	364 days	June 12, 2026	Varies	25.0	18.8
Other working capital facilities	Varies	Varies	Varies	21.2	9.4
				$796.2	$577.2

The margin for Term SOFR advances as of June 27, 2025 was 1.000%. We intend to use funds borrowed under the 2024 Amended Credit Facility from time to time for general corporate purposes, which may include working capital needs, capital expenditures, funding of possible acquisitions, share repurchases, and satisfaction of other obligations.

As of June 27, 2025, we applied $21.6 million to letters of credit and bank guarantees issued from Rabobank Nederland, Bank of America, and other banks.

During 2018, we entered into interest rate swaps in order to hedge the risk of the fluctuation on future interest payments related to our variable rate borrowings from our revolving credit facility. During July 2024, outstanding interest rate swaps previously used to hedge the risk of fluctuation on future interest payments reached maturity or were terminated. Refer to Note 14, “Derivative Financial Instruments.”

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

The revised estimate associated with the clean-up costs, and on which our accrual is based, is $2.7 million. As of June 27, 2025, $2.5 million was included in other noncurrent liabilities, and $0.2 million was included in accounts payable and accrued expenses in the Consolidated Balance Sheets for the Kunia Well Site clean-up. We expect to expend approximately $0.2 million in 2025, $0.2 million in 2026, $0.3 million in 2027, $0.1 million in 2028, and $0.1 million 2029.

California Air Resource Board

On December 21, 2022, the California Air Resource Board ("CARB") issued a Notice of Violation ("NOV") to the Company regarding alleged violations of certain California anti-air pollution regulations by three non-shore capable vessels that were subject to a time charter by us from an unrelated non-U.S. third party. We cooperated with and assisted CARB in its audits for the alleged violations during 2021. During the six months ended June 28, 2024, we incurred expenses of $0.5 million as a contingent reserve which are included in asset impairments and other charges (credits), net in the Consolidated Statements of Operations. We settled amounts previously accrued for this matter during the first quarter of 2025.

Legal Settlement

On May 28, 2024, we entered into a settlement agreement with respect to a litigation matter by a former employee regarding a legacy claim stemming from the 1970s. This matter was in the discovery phase until the first quarter of 2024, when the court set the expected trial date and the parties began to discuss settlement. Accordingly, during the first quarter of 2024, we incurred charges of $1.8 million, net of insurance reimbursements, associated with the settlement which are included in asset impairments and other charges (credits), net in the Consolidated Statements of Operations for the six months ended June 28, 2024.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

11.  Earnings Per Share

Basic and diluted net income per ordinary share is calculated as follows (U.S. dollars in millions, except share and per share data):

	Quarter ended		Six months ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Numerator:
Net income attributable to Fresh Del Monte Produce Inc.	$56.8	$53.6	$87.9	$79.7

Denominator:
Weighted average number of ordinary shares - Basic	47,953,982	47,919,451	47,955,160	47,814,403
Effect of dilutive securities - share-based awards	218,432	55,766	265,357	125,165
Weighted average number of ordinary shares - Diluted	48,172,414	47,975,217	48,220,517	47,939,568

Antidilutive awards (1)	—	140,279	—	140,279

Net income per ordinary share attributable to Fresh Del Monte Produce Inc.:
Basic	$1.19	$1.12	$1.83	$1.67
Diluted	$1.18	$1.12	$1.82	$1.66

(1)Certain unvested RSUs and PSUs are not included in the calculation of net income per ordinary share because the effect would have been antidilutive.

12.  Retirement and Other Employee Benefits

The following table sets forth the net periodic benefit costs of our defined benefit pension plans and post-retirement benefit plans (U.S. dollars in millions):

	Quarter ended		Six months ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Service cost	$1.6	$1.8	$3.2	$3.6
Interest cost	1.9	2.1	3.8	4.2
Expected return on assets	(0.8)	(0.8)	(1.6)	(1.7)
Amortization of net actuarial loss	0.1	0.4	0.2	0.9
Net periodic benefit costs	$2.8	$3.5	$5.6	$7.0

We provide certain other retirement benefits to certain employees who are not U.S.-based and are not included above. Generally, benefits under these programs are based on an employee’s length of service and level of compensation. These programs are immaterial to our consolidated financial statements. The net periodic benefit costs related to other non-U.S. based plans is $0.5 million for the quarter ended June 27, 2025 and $0.8 million for the quarter ended June 28, 2024. The net periodic benefit costs related to other non-U.S. based plans is $1.0 million for the six months ended June 27, 2025 and $1.5 million for the six months ended June 28, 2024 .

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

13.  Business Segment Data

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

	Quarter ended
	June 27, 2025			June 28, 2024
Segments:	Net Sales	Cost of products sold	Gross Profit	Net Sales	Cost of products sold	Gross Profit
Fresh and value-added products	$722.6	$637.7	$84.9	$694.1	$616.2	$77.9
Banana	410.0	380.0	30.0	394.3	364.5	29.8
Other products and services	49.9	44.7	5.2	51.3	45.8	5.5
Total	$1,182.5	$1,062.4	$120.1	$1,139.7	$1,026.5	$113.2

	Six months ended
	June 27, 2025			June 28, 2024
Segments:	Net Sales	Cost of products sold	Gross Profit	Net Sales	Cost of products sold	Gross Profit
Fresh and value-added products	$1,405.7	$1,251.6	$154.1	$1,370.8	$1,236.9	$133.9
Banana	773.7	726.9	46.8	773.8	722.3	51.5
Other products and services	101.4	90.1	11.3	102.9	92.9	10.0
Totals	$2,280.8	$2,068.6	$212.2	$2,247.5	$2,052.1	$195.4

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

The following table indicates our net sales by geographic region (U.S. dollars in millions):

	Quarter ended		Six months ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Net sales by geographic region:
North America	$684.8	$680.9	$1,331.6	$1,335.7
Europe	252.6	225.9	474.4	435.2
Middle East	109.2	93.6	215.6	192.9
Asia	111.7	113.3	201.0	219.9
Other	24.2	26.0	58.2	63.8
Total	$1,182.5	$1,139.7	$2,280.8	$2,247.5

The following table indicates our net sales by product (U.S. dollars in millions) and, in each case, the percentage of the total represented thereby:

	Quarter ended				Six months ended
	June 27, 2025		June 28, 2024		June 27, 2025		June 28, 2024
Fresh and value-added products:
Fresh-cut fruit	$159.1	14%	$144.6	13%	$289.1	13%	$264.4	12%
Fresh-cut vegetables	73.1	6%	85.0	7%	141.3	6%	166.4	7%
Pineapples	190.4	16%	169.0	15%	352.4	15%	332.6	15%
Avocados	99.5	8%	100.4	9%	206.1	9%	179.9	8%
Non-tropical fruit	51.5	4%	47.3	4%	103.1	5%	107.9	5%
Prepared foods	72.7	6%	66.9	6%	143.6	6%	136.4	6%
Melons	33.0	3%	28.1	2%	87.8	4%	81.3	4%
Vegetables	21.1	2%	28.0	2%	36.8	2%	53.5	2%
Other fruit and vegetables	22.2	2%	24.8	2%	45.5	2%	48.4	2%
Total fresh and value-added products	722.6	61%	694.1	60%	1,405.7	62%	1,370.8	61%
Banana	410.0	35%	394.3	35%	773.7	34%	773.8	34%
Other products and services	49.9	4%	51.3	5%	101.4	4%	102.9	5%
Total	$1,182.5	100%	$1,139.7	100%	$2,280.8	100%	$2,247.5	100%

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

The following tables indicate our (i) property, plant, and equipment, net by location and (ii) total assets by location (U.S. dollars in millions):

	June 27, 2025	December 27, 2024
Property, plant and equipment, net:
North America	$152.7	$155.3
Europe	29.5	28.8
Middle East	46.4	48.1
Africa	35.8	32.9
Asia	84.9	85.7
Central America	614.9	616.8
South America	45.8	47.3
Maritime equipment (including containers)	166.4	172.6
Corporate	4.3	4.1
Total property, plant and equipment, net	$1,180.7	$1,191.6

	June 27, 2025	December 27, 2024
Total assets:
North America	$666.7	$670.9
Europe	368.9	345.1
Middle East	221.1	226.8
Africa	158.5	156.8
Asia	237.5	236.4
Central America	1,047.5	1,035.6
South America	100.0	110.5
Maritime equipment (including containers)	180.2	180.6
Corporate	184.5	133.5
Total assets	$3,164.9	$3,096.2

Management reviews assets on the basis of geographic region and not by reportable segment, which more closely aligns our capital investment with demand for our products. Costa Rica is our most significant sourcing location and represented approximately 38% of our property, plant and equipment as of June 27, 2025. Excluding the U.S., no other country other than Costa Rica accounted for greater than 10% of our property, plant and equipment as of June 27, 2025 and December 27, 2024.

Total assets by geographic area represent those assets used in the operations of each geographic area.

14.  Derivative Financial Instruments

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

Certain of our derivative instruments contain provisions that require the current credit relationship between us and our counterparty to be maintained throughout the term of the derivative instruments. If that credit relationship changes, certain provisions could be triggered, and the counterparty could request immediate collateralization of derivative instruments in a net liability position above a certain threshold. The aggregate fair value of all derivative instruments with a credit-risk-related contingent feature that were in a liability position on June 27, 2025 was $9.7 million. As of June 27, 2025, no triggering event has occurred and thus we are not required to post collateral.

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

Foreign Currency Hedges

Our results of operations and financial condition are exposed to fluctuations in currency exchange rates against the U.S. dollar, and we may mitigate that exposure by entering into foreign currency forward or collar contracts. Certain of our subsidiaries periodically enter into foreign currency forward contracts in order to hedge portions of forecasted sales or cost of sales denominated in foreign currencies, which generally mature within one year. At June 27, 2025, our foreign currency forward contracts hedge a portion of our 2025 and 2026 foreign currency exposure.

The foreign currency forward contracts qualifying as cash flow hedges were designated as single-purpose cash flow hedges of forecasted cash flows.

We had the following outstanding foreign currency contracts as of June 27, 2025 (in millions):

Foreign currency contracts qualifying as cash flow hedges:	Notional amount
Euro	EUR	102.3
British pound	GBP	2.9
Japanese yen	JPY	2,745.8
Costa Rican colon	CRC	45,965.6
Chilean peso	CLP	6,354.4
Kenyan shilling	KES	1,433.3
Mexican peso	MXP	277.0

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

In July 2024, we agreed to terminate our outstanding interest rate swap in exchange for $7.3 million in cash proceeds, net of fees of approximately $0.2 million. Based on our assessment that the originally hedged cash flows associated with our variable

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)
rate borrowings remain probable, the proceeds received as a result of the termination of our outstanding interest rate swap agreement will remain in accumulated other comprehensive loss and be reclassified to earnings through interest expense over the remaining life of the hedged debt. At June 27, 2025, $3.8 million in accumulated other comprehensive loss related to the terminated interest rate swap, of which $1.7 million is expected to be reclassified to earnings through interest expense over the next twelve months.

The following table reflects the fair values of derivative instruments, which are designated as level 2 in the fair value hierarchy, as of June 27, 2025 and December 27, 2024 (U.S. dollars in millions):

	Foreign exchange contracts (1)
Balance Sheet location:	June 27, 2025	December 27, 2024
Asset derivatives:
Prepaid expenses and other current assets	$2.8	$0.3
Total asset derivatives	$2.8	$0.3

Liability derivatives:
Accounts payable and accrued expenses	$9.7	$—
Total liability derivatives	$9.7	$—

(1) See Note 15, “Fair Value Measurements,” for fair value disclosures.

As of June 27, 2025, we expect that $5.2 million of the net fair value of our cash flow hedges recognized as a net loss in accumulated other comprehensive loss, inclusive of amounts associated with our interest rate swap terminated during the quarter ended June 28, 2024, will be transferred to earnings during the next 12 months, and the remaining net gain of $2.1 million over the following 3 years, along with the earnings effect of the related forecasted transactions.

The following table reflects the effect of derivative instruments on the Consolidated Statements of Comprehensive Income for the quarters and six months ended June 27, 2025 and June 28, 2024 (U.S. dollars in millions):

	Net amount of gain (loss) recognized in other comprehensive income on derivatives
	Quarter ended		Six months ended
Derivative instruments	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Foreign exchange contracts	$(5.5)	$1.4	$(7.0)	$5.1
Interest rate swaps, net of tax	(0.8)	(0.4)	(1.7)	1.7
Total	$(6.3)	$1.0	$(8.7)	$6.8

Refer to Note 16, “Accumulated Other Comprehensive Loss” for the effect of derivative instruments on the Consolidated Statements of Operations related to amounts reclassified from accumulated other comprehensive loss for the quarters and six months ended June 27, 2025 and June 28, 2024.

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

The following table provides a summary of the fair values of our derivative financial instruments measured on a recurring basis (U.S. dollars in millions):

Foreign currency forward contracts, net (liability) asset
	June 27, 2025	December 27, 2024
Quoted prices in active markets for identical assets (Level 1)	$—	$—
Significant observable inputs (Level 2)	(6.9)	0.3
Significant unobservable inputs (Level 3)	—	—

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

Long-term debt: The carrying value of our long-term debt reported in the Consolidated Balance Sheets approximates their fair value since they bear interest at variable rates which contain an element of default risk. The fair value of our long-term debt is estimated using Level 2 inputs based on quoted prices for those or similar instruments. Refer to Note 9, “Debt and Finance Lease Obligations.”

Fair Value of Non-Financial Assets

The fair value of the banana reporting unit's goodwill and the prepared food reporting unit's goodwill and remaining trade names and trademarks are sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets. We disclosed the sensitivity related to the banana reporting unit's goodwill and the prepared food reporting unit's goodwill and remaining trade names and trademarks in our notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 27, 2024. Our current estimates of future cash flows depend on our ability to demonstrate successful implementation of our strategies to improve sales and profitability from these activities over the upcoming quarters. If we are unable to demonstrate successful implementation of these strategies, it could lead to impairment of some or all of these assets. In addition, certain definite-lived assets in the Philippines related to our banana segment, with a carrying value of $33.3 million as of June 27, 2025, are sensitive to changes in estimated cash flows. To the extent that future developments result in cash flows that are less than currently estimated levels, including as a result of an inability to successfully implement our strategies to improve sales and profitability of the related activities, it could lead to impairment of these assets.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

Assets held for sale, which had a carrying amount of $11.8 million as of June 27, 2025, primarily consisted of $7.4 million related to idle farmland in Italy, $2.0 million related to facilities and farmland in Central America, $2.0 million related to two carrier vessels, and $0.4 million related to an office and facilities in Chile. These assets are recognized at the lower of cost or fair value less cost to sell.

During the six months ended June 27, 2025, we received proceeds of $1.6 million from the sale of assets previously held for sale. As a result, we recorded a gain on disposal of property, plant and equipment, net of $0.1 million for the quarter ended June 27, 2025 and $0.9 million for the six months ended June 27, 2025 related to assets previously held for sale.

16.  Accumulated Other Comprehensive Loss

The following table includes the changes in accumulated other comprehensive loss by component (U.S. dollars in millions):

	Changes in Accumulated Other Comprehensive Loss by Component (1)
	Cash Flow Hedges		Foreign Currency Translation Adjustment		Retirement Benefit Adjustment	Total
	Six months ended June 27, 2025
Balance at December 27, 2024	$5.6		$(45.2)		$(10.8)	$(50.4)
Other comprehensive (loss) income before reclassifications	(12.0)		23.2	(2)	(1.1)	10.1
Amounts reclassified from accumulated other comprehensive loss	3.3		—		0.2	3.5
Net current period other comprehensive (loss) income	(8.7)		23.2		(0.9)	13.6
Balance at June 27, 2025	$(3.1)		$(22.0)		$(11.7)	$(36.8)

	Six months ended June 28, 2024
Balance at December 29, 2023	$3.8		$(37.1)		$(10.0)	$(43.3)
Other comprehensive income (loss) before reclassifications	9.1	(3)	(6.7)	(2)	(1.4)	1.0
Amounts reclassified from accumulated other comprehensive loss	(2.3)		—		0.4	(1.9)
Net current period other comprehensive income (loss)	6.8		(6.7)		(1.0)	(0.9)
Balance at June 28, 2024	$10.6		$(43.8)		$(11.0)	$(44.2)

(1) All amounts are net of tax and noncontrolling interest.
(2) Includes a gain of $10.6 million and a loss of $4.2 million for the six months ended June 27, 2025 and six months ended June 28, 2024, respectively, on intra-entity foreign currency transactions that are of a long-term-investment nature.
(3) Includes a tax effect of $0.2 million for the six months ended June 28, 2024.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

The following table includes details about amounts reclassified from accumulated other comprehensive loss by component (U.S. dollars in millions):

	Amount of (gain) loss reclassified from accumulated other comprehensive loss
	June 27, 2025		June 28, 2024
Details about accumulated other comprehensive loss components	Quarter ended	Six months ended	Quarter ended	Six months ended	Affected line item in the statement where net income is presented
Cash flow hedges:
Designated as hedging instruments:
Foreign currency cash flow hedges	$3.4	$5.4	$(0.5)	$(0.8)	Net sales
Foreign currency cash flow hedges	(0.6)	(0.4)	0.9	3.1	Cost of products sold
Interest rate swaps	(0.8)	(1.7)	(2.0)	(4.6)	Interest expense
Total	$2.0	$3.3	$(1.6)	$(2.3)
Amortization of retirement benefits:
Actuarial losses	$0.1	0.2	$—	0.4	Other expense, net
Curtailment and settlement losses	—	—	0.4	0.7	Other expense, net and Asset impairment and other charges, net
Total	$0.1	$0.2	$0.4	$1.1

17.  Shareholders’ Equity

Our shareholders have authorized 50,000,000 preferred shares at $0.01 par value, of which none were issued or outstanding at June 27, 2025, and 200,000,000 ordinary shares at $0.01 par value, of which 47,974,946 were issued and outstanding at June 27, 2025.

On February 21, 2025, our Board of Directors approved a stock repurchase program ("the Stock Repurchase Program") of up to $150 million of our ordinary shares. During the six months ended June 27, 2025, we repurchased 253,850 shares for $7.6 million under the Stock Repurchase Program. The Stock Repurchase Program has no expiration date and will continue until otherwise modified or terminated by the Company's Board of Directors at any time in its sole discretion.

The below is a summary of the dividends paid per share during the six months ended June 27, 2025 and June 28, 2024. These dividends were declared and paid within the same fiscal quarter.

Six months ended
June 27, 2025		June 28, 2024
Dividend Payment Date	Cash Dividend per Ordinary Share	Dividend Payment Date	Cash Dividend per Ordinary Share
June 6, 2025	$0.30	June 7, 2024	$0.25
March 28, 2025	$0.30	March 29, 2024	$0.25

We paid $28.8 million in dividends during the six months ended June 27, 2025 and $23.9 million in dividends during the six months ended June 28, 2024.

On July 29, 2025, our Board of Directors declared a quarterly cash dividend of thirty cents $(0.30) per share, payable on September 5, 2025, to shareholders of record on August 13, 2025.

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

During the first half of 2025, the U.S. government has signaled or announced numerous changes to its trade policy, including changes to existing trade agreements and the use of tariffs to enforce trade policy. The tariffs impact various jurisdictions we sell into and from which we purchase or source, including Costa Rica, Guatemala and Ecuador where we source the majority of our products sold into the United States. These tariffs currently exempt imports that are compliant with the United States-Mexico-Canada ("USMCA") trading agreement, which includes a wide range of fresh fruit and vegetables. However, these trade policies are subject to change with limited or no advance notice to the Company. As a result, it is uncertain what, if any, impact tariffs or other trade policy may have on products we source or partially source from Mexico, which makes up approximately 10% of our North American net sales.

The recently announced tariffs have and will continue to significantly increase our cost of products sold. During the six months ended June 27, 2025, we incurred additional costs related to tariff charges placed on products sold into the United States which we were able to mostly mitigate through increased selling prices to our North American customers implemented during the second quarter of 2025. If we are unable to successfully sustain our increased selling prices to our customers, institute new increases for incremental tariffs, or if increased selling prices significantly impact consumer demand, we expect the impact to our gross profit for the remainder of 2025 to be material. The actual impact of the announced tariffs on our business is subject to a number of factors including the duration of such tariffs, changes to the countries included in the scope of tariffs in the future, changes to amounts, potential retaliatory tariffs imposed by other countries, and other variables.

We continue to evaluate the evolving macroeconomic environment, including region-specific matters, to take action to mitigate the impact on our business and financial condition.

Income Taxes

In connection with the examination of the tax returns in three foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing aggregating approximately $237.2 million (including interest and penalties) for tax years 2012 through 2021. We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities.

In one foreign jurisdiction, we are currently contesting tax assessments related to the 2012-2015 audit years and the 2016 audit year in both the administrative court and the judicial court. During 2019 and 2020, we filed actions contesting the tax assessment in the administrative office. Our initial challenge to each of these tax assessments was rejected, and we subsequently lost our appeals at the administrative court. We have subsequently filed actions to contest each of these tax assessments in the country’s judicial courts. In addition, we have filed a request for injunction to the judicial court to stay the tax authorities' collection efforts for these two tax assessments, pending final judicial decisions. The court granted our injunction with respect to the 2016 audit year, however denied our injunction with respect to the 2012-2015 audit years. We timely appealed the denial of the injunction, and on August 10, 2022 the appellate court overturned the denial and granted our injunction for the 2012-2015 audit years with a trial date set for July 4, 2025. During June 2025, we were notified of the hearing being suspended until further notice due to a pending constitutional remedy affecting a rule included in the arguments. Pursuant to local law, we registered real estate collateral with an approximate fair market value of $7.2 million in connection with the grant of the 2016 audit year injunction. This real estate collateral has a net book value of $3.8 million as of the quarter ended June 27, 2025. In addition, in connection with the grant of the 2012-2015 audit year injunction, we registered real estate collateral with an approximate fair market value of $30.2 million, and a net book value of $4.6 million as of the quarter ended June 27, 2025. The registration of this real estate collateral does not affect our operations in the country.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements.

RESULTS OF OPERATIONS

Consolidated Financial Results

The following summarizes the more significant factors impacting our operating results for the 13-week periods and 26-week periods ended June 27, 2025 (also referred to as the “second quarter of 2025” and "first six months of 2025", respectively) and June 28, 2024 (also referred to as the “second quarter of 2024” and "first six months of 2024").

	Quarter ended		Six months ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Net sales	$1,182.5	$1,139.7	$2,280.8	$2,247.5
Gross profit	120.1	113.2	212.2	195.4
Selling, general and administrative expenses	51.3	49.9	99.3	100.5
Operating income	68.3	68.2	113.2	112.2

Net sales - Net sales for the second quarter of 2025 were $1,182.5 million, compared with $1,139.7 million in the second quarter of 2024, and $2,280.8 million for the first six months of 2025 compared with $2,247.5 million for the first six months of 2024. The increase in both periods was primarily driven by higher net sales in our fresh and value-added products segment driven by higher per unit selling prices and the favorable impact of fluctuations in exchange rates, primarily related to the Japanese yen and British pound. The increase in net sales during the second quarter of 2025 was also driven by higher net sales in our banana segment driven by higher per unit selling prices and the favorable impact of fluctuations in exchange rates related to the Euro. In both periods, the higher per unit selling prices were impacted by tariff-related price adjustments in North America.

Gross profit - Gross profit for the second quarter of 2025 was $120.1 million, compared with $113.2 million in the second quarter of 2024, and $212.2 million for the first six months of 2025 compared with $195.4 million for the first six months of 2024. The increase in gross profit for both periods was primarily driven by higher net sales in our fresh and value-added products segment. The increase was partially offset by higher per unit production and procurement costs in addition to higher distribution costs, inclusive of the impact of tariff-related charges in North America.

Gross profit for the second quarter of 2024 included $1.2 million of other product-related charges primarily related to shipment disruptions in the Red Sea and clean-up costs associated with the flooding of a seasonal production facility in Greece during 2023. For the first six months of 2024, gross profit included other product-related charges of $0.2 million, primarily related to the above mentioned charges and $1.2 million of severance charges from the outsourcing of certain functions of our fresh and value-added operations, partially offset by $2.2 million related to insurance recoveries associated with the flooding in Greece. No other product-related charges were recorded during the second quarter or first six months of 2025.

Selling, general and administrative expenses - Selling, general and administrative expenses for the second quarter of 2025 increased by $1.4 million when compared with the second quarter of 2024, and decreased by $1.2 million in the first six months of 2025 when compared with the first six months of 2024. The increase in the quarter was primarily due to an administrative charge incurred associated with the restructuring of certain loans and higher share-based compensation expense. For the first six months of 2025, the decrease was primarily due to lower professional fees and promotional activities in North America compared to the prior-year period, partially offset by the increases noted in the second quarter of 2025.

Gain on disposal of property, plant and equipment, net - For the first six months of 2025, gain on disposal of property, plant and equipment, net of $0.9 million primarily consisted of the sale of idle land in Guatemala. No significant disposals of property, plant and equipment occurred during the second quarter of 2025.

The gain on disposal of property, plant and equipment, net for the second quarter of 2024 of $3.6 million primarily consisted of the sale of a warehouse in Europe. For the first six months of 2024, gain on disposal of property, plant, and equipment, net of $18.3 million also included a $14.7 million gain on the sale of two idle facilities in South America.

Asset impairment and other charges (credits), net - Asset impairment and other charges (credits), net of $0.6 million for the second quarter and first six months of 2025 primarily consisted of impairment charges related to a leased farm in Chile. Asset impairment and other charges (credits), net of $(1.3) million in the second quarter of 2024 primarily consisted of an insurance reimbursement related to fire damages at a warehouse in South America during 2023, partially offset by impairment charges of banana-related fixed assets in the Philippines. For the first six months of 2024, asset impairment and other charges (credits), net of $1.0 million also included accruals related to (i) a settlement agreement with respect to a litigation matter by a former employee, net of insurance reimbursements and (ii) a reserve recorded due to a contingency matter arising from our third-party logistics operations.

Operating income - Operating income increased by $0.1 million in the second quarter of 2025 and increased by $1.0 million in the first six months of 2025 when compared with the prior-year periods. The increase in operating income was primarily driven higher gross profit, partially offset by a lower gain on disposal of property, plant and equipment, net in the current year period.

Interest expense - Interest expense decreased by $2.0 million in the second quarter of 2025 and decreased by $3.7 million in the first six months of 2025 when compared with the prior-year period due to lower average debt balances.

Other (income) expense, net - Other (income) expense, net for the second quarter of 2025 was a gain of $6.2 million compared with a gain of $2.3 million in the second quarter of 2024. Other (income) expense, net for the first six months of 2025 was a gain of $3.4 million compared with a loss of $5.4 million for the first six months of 2024. The change for the second quarter of 2025 was primarily due to the equity earnings of unconsolidated companies within the food and nutrition sector. For the first six months of 2025, the change also included the effects of lower foreign currency losses as compared to the prior-year period.

Income tax provision - Income tax provision increased to $14.1 million for the second quarter of 2025 compared with $12.3 million for the second quarter of 2024. Income tax provision increased to $21.0 million for the first six months of 2025 compared with $17.6 million for the first six months of 2024. The increase is primarily due to increased earnings in certain higher tax jurisdictions.

Financial Results by Segment

The following table presents net sales and gross profit by segment (U.S. dollars in millions), and in each case, the percentage of the total represented thereby and gross margin percentage:

	Quarter ended
	June 27, 2025					June 28, 2024
Segment	Net Sales		Gross Profit		Gross Margin	Net Sales		Gross Profit		Gross Margin
Fresh and value-added products	$722.6	61%	$84.9	71%	11.7%	$694.1	61%	$77.9	69%	11.2%
Banana	410.0	35%	30.0	25%	7.3%	394.3	35%	29.8	26%	7.6%
Other products and services	49.9	4%	5.2	4%	10.4%	51.3	4%	5.5	5%	10.7%
Total	$1,182.5	100%	$120.1	100%	10.2%	$1,139.7	100%	$113.2	100%	9.9%

	Six months ended
	June 27, 2025					June 28, 2024
	Net Sales		Gross Profit		Gross Margin	Net Sales		Gross Profit		Gross Margin
Fresh and value-added products	$1,405.7	62%	$154.1	73%	11.0%	$1,370.8	61%	$133.9	69%	9.8%
Banana	773.7	34%	46.8	22%	6.0%	773.8	34%	51.5	26%	6.7%
Other products and services	101.4	4%	11.3	5%	11.1%	102.9	5%	10.0	5%	9.7%
Totals	$2,280.8	100%	$212.2	100%	9.3%	$2,247.5	100%	$195.4	100%	8.7%

Second Quarter of 2025 Compared with Second Quarter of 2024

Fresh and value-added products

Net sales for the second quarter of 2025 were $722.6 million, compared with $694.1 million in the prior-year period. The increase in net sales was primarily a result of higher per unit selling prices of pineapple, higher sales volume and per unit selling prices of fresh-cut fruits due to strong market demand, the favorable impact of fluctuations in exchange rates, primarily related to the British pound, Euro and Japanese yen, and tariff-related price adjustments in North America. These increases were partially offset by lower net sales of fresh-cut vegetables and vegetables due to strategic operational reductions during the fourth quarter of 2024, including the sale of certain assets of Fresh Leaf Farms.

Gross profit for the second quarter of 2025 was $84.9 million, compared with $77.9 million in the prior-year period. The increase in gross profit was primarily driven by higher net sales, partially offset by higher per unit production and procurement costs and increased distribution costs, inclusive of the impact of tariff-related charges in North America.

Gross profit for the second quarter of 2024 included $1.2 million of other product-related charges related to shipment disruptions in the Red Sea and clean-up costs associated with the flooding of a seasonal production facility in Greece during 2023. Gross margin increased to 11.7% from 11.2% in the prior-year period.

Banana

Net sales for the second quarter of 2025 were $410.0 million, compared with $394.3 million in the prior-year period. The increase in net sales was primarily a result of higher per unit selling prices across all of the Company's regions, combined with the favorable impact of fluctuations in exchange rates, primarily related to the Euro, and tariff-related price adjustments in North America. Additionally, sales volume increased in the Middle East, reflecting a recovery from the prior-year shipment disruptions caused by the Red Sea conflict. These increases were partially offset by lower sales volume in Asia due to lower supply and an excess of local seasonal fruits in the market which resulted in reduced demand and lower sales volume in North America due to adverse weather in production areas.

Gross profit for the second quarter of 2025 was $30.0 million, compared with $29.8 million in the prior-year period. The slight increase in gross profit reflects the benefit of higher net sales, mostly offset by higher per unit production and procurement costs due to adverse weather conditions in our growing regions and higher distribution costs, inclusive of the impact of tariff-related charges in North America. Gross margin decreased to 7.3% from 7.6% in the prior-year period.

Other products and services

Net sales for the second quarter of 2025 were $49.9 million compared with $51.3 million in the prior-year period. The decrease in net sales was primarily due to lower net sales in our poultry and meats business due to lower per unit selling prices.

Gross profit was $5.2 million for the second quarter of 2025, compared with $5.5 million in the prior-year period. The decrease in gross profit was primarily a result of lower net sales in our poultry and meats business. Gross margin decreased to 10.4% from 10.7% in the prior-year period.

First Six Months of 2025 Compared with First Six Months of 2024

Fresh and value-added products

Net sales for the first six months of 2025 were $1,405.7 million, compared with $1,370.8 million in the prior-year period. The increase in net sales was primarily a result of higher sales volume and per unit selling prices of fresh-cut fruit and higher per unit selling prices of avocados and pineapple due to strong market demand and tariff-related price adjustments in North America. These increases were partially offset by lower net sales of fresh-cut vegetables and vegetables due to strategic operational reductions during the fourth quarter of 2024, including the sale of certain assets of Fresh Leaf Farms.

Gross profit for the first six months of 2025 was $154.1 million, compared with $133.9 million in the prior-year period. The increase in gross profit was primarily driven by higher net sales, partially offset by higher per unit production and procurement costs, driven by higher procurement costs of avocados, and higher distribution costs, inclusive of the impact of tariff-related charges in North America.

Gross profit for the first six months of 2024 included $0.2 million of other product-related charges comprised primarily of $1.2 million of severance charges from the outsourcing of certain functions of our fresh and value-added operations and $0.5 million of charges related to shipment disruptions in the Red Sea, partially offset by $1.6 million of insurance recoveries, net of expenses, associated with damages tied to the flooding of a seasonal production facility in Greece during 2023. Gross margin increased to 11.0% compared with 9.8% in the prior-year period.

Banana

Net sales for the first six months of 2025 were $773.7 million, compared with $773.8 million in the prior-year period. The slight decrease in net sales was primarily a result of lower sales volume in North America due to lower industry supply and weather-related logistic disruptions combined with lower sales volume in Asia due to reduced supply and lower per unit selling prices driven by an excess of local seasonal fruits in the market which resulted in reduced demand. These decreases were mostly offset by higher per unit selling prices in Europe due increased demand, higher sales volume in the Middle East due to the prior-year period being impacted by shipment disruptions as a result of the Red Sea conflict, and tariff-related price adjustments in North America.

Gross profit for the first six months of 2025 was $46.8 million, compared with $51.5 million in the prior-year period. The decrease in gross profit was primarily a result of higher per unit production and procurement costs due to adverse weather conditions in our growing regions and higher distribution costs, inclusive of the impact of tariff-related charges in North America. Gross margin decreased to 6.0% compared with 6.7% in the prior-year period.

Other products and services

Net sales for the first six months of 2025 were $101.4 million, relatively in line with net sales of $102.9 million in the prior-year period.

Gross profit for the first six months of 2025 was $11.3 million compared with $10.0 million in the prior-year period. The increase in gross profit was primarily a result of higher per unit selling prices in our poultry and meats business. Gross margin increased to 11.1% from 9.7% in the prior-year period.

Liquidity and Capital Resources

Fresh Del Monte Produce Inc. is a holding company whose only significant asset is the outstanding capital stock of our subsidiaries that directly or indirectly own all of our assets. We conduct all of our business operations through our subsidiaries. Accordingly, as of June 27, 2025, our principal sources of liquidity were (i) cash generated from operations of our subsidiaries, (ii) our combined $796 million of credit facilities, including $750 million associated with our amended senior unsecured revolving credit facility, with an available capacity of approximately $577 million and (iii) existing cash and cash equivalents of $85.5 million. The loan commitments under our credit facilities can be used for working capital or other general corporate purposes. On a long-term basis, we will continue to rely on our credit facilities for any long-term funding not provided by cash generated from operations of our subsidiaries.

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

On February 21, 2025, our Board of Directors approved a stock repurchase program ("Stock Repurchase Program") of up to $150 million of our ordinary shares. During the first six months of 2025, we repurchased 253,850 shares for $7.6 million under the Stock Repurchase Program. No shares were repurchased during the second quarter of 2025. The Stock Repurchase Program has no expiration date and will continue until otherwise modified or terminated by the Company's Board of Directors at any time in its sole discretion.

A summary of our cash flows is as follows (U.S. dollars in millions):

	Six months ended
	June 27, 2025	June 28, 2024
Summary cash flow information:
Net cash provided by operating activities	$159.2	$143.7
Net cash (used in) provided by investing activities	(24.4)	1.6
Net cash used in financing activities	(81.2)	(144.3)
Effect of exchange rate changes on cash	(0.7)	3.0
Net increase in cash and cash equivalents	52.9	4.0
Cash and cash equivalents, beginning	32.6	33.8
Cash and cash equivalents, ending	$85.5	$37.8

Operating Activities

Net cash provided by operating activities was $159.2 million for the six months ended June 27, 2025 compared with $143.7 million for the six months ended June 28, 2024, an increase of $15.5 million. The increase was primarily attributable to (i) higher net income during the six months ended June 27, 2025 compared to the prior year period and (ii) the working capital fluctuations, primarily driven by higher levels of accounts payable and accrued expenses, mainly as a result of the timing of period end payments to suppliers. The increase was partially offset by increased inventory levels at June 27, 2025 compared to the prior year period.

At June 27, 2025, we had working capital of $614.6 million, compared with $599.8 million at December 27, 2024, an increase of $14.8 million. The increase in working capital was primarily due to higher levels of cash and cash equivalents and accounts receivable. Partially offsetting the increase in working capital were lower levels of inventory due to seasonality and higher levels of accounts payable and accrued expenses due to timing of payments near period end.

Investing Activities

Net cash used in investing activities for the six months ended June 27, 2025 was $24.4 million, compared with net cash provided by investing activities of $1.6 million for the six months ended June 28, 2024. Net cash used in investing activities for the six months ended June 27, 2025 primarily consisted of capital expenditures of $21.6 million which mainly included expenditures related to (i) improvements to our banana and pineapple operations in Central America and (ii) investments in our operations and production facilities in North America benefiting both our fresh and value-added products and banana segments, and (iii) improvements to our pineapple operations in Kenya. Net cash used in investing activities for the six months ended June 27, 2025 also included $7.5 million in investments in unconsolidated companies in the food and nutrition sector that align with our long-term strategy and vision. Partially offsetting the net cash used in investing activities for the six months ended June 27, 2025 were proceeds from the sale of property, plant and equipment of $3.5 million which mainly related to the sale of idle land in Guatemala.

Net cash provided by investing activities for the six months ended June 28, 2024 primarily consisted of proceeds from the sale of property, plant and equipment of $21.1 million which mainly related to the sale of two facilities in South America installment payments received from the sale of our plastics business subsidiary in South America during 2023, and insurance recoveries received for damage to property, plant and equipment of $5.7 million primarily associated with damages tied to the flooding of a seasonal production facility in Greece during 2023, partially offset by $4.5 million of investments in unconsolidated companies in the food and nutrition sector that align with our long-term strategy and vision.

Financing Activities

Net cash used in financing activities for the six months ended June 27, 2025 was $81.2 million, compared with $144.3 million for the six months ended June 28, 2024. Net cash used in financing activities for the six months ended June 27, 2025 primarily consisted of net repayments on debt of $43.1 million, dividends paid of $28.8 million and the repurchase and retirement of ordinary shares of $7.6 million as part of our stock repurchase program announced in February 2025.

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

The 2024 Amended Credit Facility contains similar financial covenants to those included within the Second A&R Credit Agreement. Specifically, it requires us to maintain 1) a Consolidated Leverage Ratio of not more than 3.75 to 1.00 at any time during any period of four consecutive fiscal quarters, subject to certain exceptions and 2) minimum Consolidated Interest Coverage Ratio of not less than 2.25 to 1.00 as of the end of any fiscal quarter. Additionally, it requires us to comply with certain other covenants, including limitations on capital investments, the amount of dividends that can be paid in the future, the amounts and types of liens and indebtedness, material asset sales, and mergers. Under the 2024 Amended Credit Facility, we are permitted to declare or pay cash dividends in any fiscal year up to an amount that does not exceed the greater of (i) an amount equal to (1) the greater of (A) 50% of the Consolidated Net Income (as defined in the 2024 Amended Credit Facility) for the immediately preceding fiscal year or (B) $25 million (the "Base Dividend Basket") plus (2) commencing in the fiscal year ending December 26, 2025 any portion of the Base Dividend Basket not used in the immediately preceding fiscal year, or (ii) the greatest amount which would not cause the Consolidated Leverage Ratio (determined on a pro forma basis as of the date of declaration or payment) to exceed 3.50 to 1.00. It also provides an allowance for stock repurchases to be an amount not exceeding the greater of (i) (A) $50,000,000 (the "Base Redemption Basket") plus (B) commencing in the fiscal year ending December 26, 2025, any portion of the Base Redemption Basket not used in the immediately preceding fiscal year or (ii) the greatest amount which would not cause the Consolidated Leverage Ratio (determined on a pro forma basis as of the date of such repurchase) to exceed 3.50 to 1.00. As of June 27, 2025, we were in compliance with all the covenants contained in the 2024 Amended Credit Facility.

In addition to the indebtedness under our 2024 Amended Credit Facility, our material cash requirements include contractual obligations from other working capital facilities and lease obligations. Refer to Note 8. "Debt and Finance Lease Obligations" of the accompanying unaudited consolidated financial statements for more information regarding these material cash requirements.

As of June 27, 2025, we had $577.2 million unused borrowing capacity, net of letters of credit and guarantees, primarily under the 2024 Amended Credit Facility.

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

Stock Repurchase Program

On February 21, 2025, our Board of Directors approved a stock repurchase program ("Stock Repurchase Program") of up to $150 million of our ordinary shares. During the six months ended June 27, 2025, we repurchased approximately 254,000 shares for $7.6 million under the Stock Repurchase Program. The Stock Repurchase Program has no expiration date and will continue until otherwise modified or terminated by the Company's Board of Directors at any time in its sole discretion.

Contractual Obligations

As of June 27, 2025, there were no material changes in our commitments or contractual obligations as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 27, 2024.

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K for the fiscal year ended December 27, 2024. There were no material changes to these critical accounting policies or estimates during the second quarter of 2025.

Fair Value Measurements

Our results of operations and financial condition are exposed to fluctuations in currency exchange rates against the U.S. dollar, and we mitigate that exposure by entering into foreign currency forward contracts. Certain of our subsidiaries periodically enter into foreign currency forward contracts in order to hedge portions of forecasted sales or cost of sales denominated in foreign currencies which generally expire within one year. The fair value of our foreign currency cash flow hedges was a net liability position of $6.9 million as of June 27, 2025 compared to a net asset position of $0.3 million as of December 27, 2024 due to the relative weakening of exchange rates when compared to contracted rates and additional foreign currency cash flow hedges entered into during the six months ended June 27, 2025.

We are exposed to fluctuations in variable interest rates on our results of operations and financial condition, and we mitigate that exposure by entering into interest rate swaps from time to time. During 2018, we entered into interest rate swaps in order to hedge the risk of the fluctuation on future interest payments related to a portion of our variable rate borrowings through 2028. On July 19, 2024, we agreed to terminate our outstanding interest rate swap agreement in exchange for $7.3 million, net of fees of $0.2 million. Based on our assessment that the originally hedged cash flows associated with our variable rate borrowings remain probable, the proceeds received as a result of the termination of our outstanding interest rate swap agreement will remain in accumulated other comprehensive loss and be reclassified to earnings through interest expense over the remaining life of the hedged debt. At June 27, 2025, $3.8 million remained in accumulated other comprehensive loss related to the terminated interest rate swap, of which $1.7 million is expected to be reclassified to earnings through interest expense over the next twelve months.

We enter into derivative instruments with counterparties that are highly rated and do not expect a deterioration of our counterparty’s credit ratings; however, the deterioration of our counterparty’s credit ratings would affect the Consolidated Financial Statements in the recognition of the fair value of the hedges that would be transferred to earnings as the contracts settle. We expect that $5.2 million of the net fair value of our cash flow hedges recognized as a net loss in accumulated other comprehensive loss, inclusive of amounts associated with our interest rate swap terminated during the quarter ended June 28, 2024, will be transferred to earnings during the next 12 months, and the remaining net gain of $2.1 million over the following 3 years, along with the earnings effect of the related forecasted transactions

The fair value of the banana reporting unit's goodwill and the prepared food reporting unit's goodwill and remaining trade names and trademarks are sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets. We disclosed the sensitivity related to the banana reporting unit's goodwill and the prepared food reporting unit's goodwill and trade names and trademarks in our Annual Report on Form 10-K for the year ended December 27, 2024. During the quarter ended June 27, 2025, we did not record impairment charges associated with these reporting units or trade names and trademarks, however we continue to monitor their performance.

Potential impairment exists if the fair value of a reporting unit to which goodwill has been allocated is less than the carrying value of the reporting unit. Future changes in the estimates used to conduct our impairment review, including our financial projections and changes in the discount rates used, could cause the analysis to indicate that our goodwill or trade names and trademarks are impaired in subsequent periods and result in a write-off of a portion or all of goodwill or trade names and trademarks. In addition, certain definite-lived assets in the Philippines related to our banana segment, with a carrying value of $33.3 million as of June 27, 2025, are sensitive to changes in estimated cash flows. To the extent that future developments result in cash flows that are less than currently estimated levels, including as a result of an inability to successfully implement our strategies to improve sales and profitability of the related activities, it could lead to impairment of these assets.

In recent months, the U.S. government has signaled and implemented changes to its trade policy, including the imposition of tariffs on certain countries with which the U.S. trades. These changes have resulted in volatility in the United States equity and bond markets. We cannot predict whether future developments associated with the announced tariffs, including the resulting volatility and reciprocal or retaliatory tariffs, will result in changes to our projected cash flows or discount rates used that lead to impairment of our goodwill or prepared foods trade names and trademarks.

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

Item 4.        Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 27, 2025. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Such officers also confirm that there were no changes to our internal control over financial reporting during the quarter ended June 27, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

Tax related matters

In one foreign jurisdiction, we are currently contesting tax assessments related to the 2012-2015 audit years and the 2016 audit year in both the administrative court and the judicial court. During 2019 and 2020, we filed actions contesting the tax assessment in the administrative office. Our initial challenge to each of these tax assessments was rejected, and we subsequently lost our appeals at the administrative court. We have subsequently filed actions to contest each of these tax assessments in the country’s judicial courts. In addition, we have filed a request for injunction to the judicial court to stay the tax authorities' collection efforts for these two tax assessments, pending final judicial decisions. The court granted our injunction with respect to the 2016 audit year, however denied our injunction with respect to the 2012-2015 audit years. We timely appealed the denial of the injunction, and on August 10, 2022 the appellate court overturned the denial and granted our injunction for the 2012-2015 audit years with a trial date set for July 4, 2025. During June 2025, we were notified of the hearing being suspended until further notice due to a pending constitutional remedy affecting a rule included in the arguments. Pursuant to local law, we registered real estate collateral with an approximate fair market value of $7.2 million in connection with the grant of the 2016 audit year injunction. This real estate collateral has a net book value of $3.8 million as of the quarter ended June 27, 2025. In addition, in connection with the grant of the 2012-2015 audit year injunction, we registered real estate collateral with an approximate fair market value of $30.2 million, and a net book value of $4.6 million as of the quarter ended June 27, 2025. The registration of this real estate collateral does not affect our operations in the country.

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

Item 5.        Other Information

Rule 10b5-1 Trading Plans

During the quarter ended June 27, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 5.02 - Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangement of Certain Officers

On May 16, 2025, our Compensation Committee approved entering into the Executive Retention and Severance Agreement(s) (the “Retention Agreements”) with each of the following named executive officers of the Company (each an “NEO”) to incentivize the NEOs to continue their efforts to grow long-term stockholder value and to align their interests with shareholders in the case of a change of control: (i) Mohammed Abbas, the Company’s Executive Vice President & Chief Operating Officer, (ii) Monica Vicente, the Company’s Senior Vice President & Chief Financial Officer, (iii) Effie D. Silva, the Company’s Senior Vice President General Counsel & Secretary, and (iv) Marissa (Louie) Tenazas, the Company’s Senior Vice President & Chief Human Resources Officer.

Pursuant to the terms of the Retention Agreements and in consideration of agreement to certain restrictive covenants and a customary release of any claims by such NEO against us, the Retention Agreements provides for certain payments and other benefits to be provided upon termination without Cause (as defined in the Retention Agreements) or upon a Change of Control Termination. In the event of a qualifying termination, such NEO will receive: a severance payment equal to (a) 1.0 times (in the case of a termination without Cause) or 1.5 times (in the case of a Change of Control Termination) the sum of: (i) one year of such NEO’s current base salary plus (ii) such NEO’s annual incentive compensation target for the year of termination, plus (b) a pro-rated bonus, based on actual performance (in the case of a termination without Cause) or target performance (in the case of a Change of Control Termination) on the corporate goals and individual performance objectives approved for the year of termination; and (c) continued medical benefits coverage for up to twelve (12) months following termination. All payments made under the Retention Agreements are subject to the Company’s Clawback Policy. The Retention Agreements provides for non-competition, non-solicitation, non-compliance and confidentiality provisions during the NEO’s employment and for a period of twelve (12) months after termination.

This summary does not purport to be complete and is qualified in its entirety by reference to the complete text of the Form of Executive Retention and Retention Agreements with the NEOs, attached hereto as Exhibit 10.31 to this report.

Item 6.        Exhibits

Exhibit No.	Description
10.31**	Form of Executive Retention and Severance Agreement
31.1**	Certification of Chief Executive Officer filed pursuant to 17 CFR 240.13a-14(a).
31.2**	Certification of Chief Financial Officer filed pursuant to 17 CFR 240.13a-14(a).
32*	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 17 CFR 240.13a-14(b) and 18 U.S.C. Section 1350.
101.INS***	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH***	Inline XBRL Taxonomy Extension Schema Document.
101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
_____________________
*    Furnished herewith.
**    Filed herewith.
***    Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 27, 2025 and December 27, 2024, (ii) Consolidated Statements of Operations for the quarters and six months ended June 27, 2025 and June 28, 2024, (iii) Consolidated Statements of Comprehensive Income for the quarters and six months ended June 27, 2025 and June 28, 2024, (iv) Consolidated Statements of Cash Flows for the six months ended June 27, 2025 and June 28, 2024, (v) Consolidated Statements of Shareholders' Equity for the quarters and six months ended June 27, 2025 and June 28, 2024 and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fresh Del Monte Produce Inc.

Date:	July 30, 2025	By:	/s/ Mohammed Abbas
Mohammed Abbas
Executive Vice President & Chief Operating Officer (Duly Authorized Officer)

		By:	/s/ Monica Vicente
Monica Vicente
Senior Vice President & Chief Financial Officer (Principal Financial Officer)