Form 10-Q
period 2025-09-26
FRESH DEL MONTE PRODUCE INC
filed 2025-10-29
CIK 1047340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
———————————
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2025
OR
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

As of October 17, 2025, there were 47,774,777 ordinary shares of Fresh Del Monte Produce Inc. issued and outstanding.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

Form 10-Q
For the Quarter and Nine Months Ended September 26, 2025

PART I: FINANCIAL INFORMATION

Item 1.        Financial Statements

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)
(U.S. dollars in millions, except share and per share data)

	September 26, 2025	December 27, 2024
Assets
Current assets:
Cash and cash equivalents	$97.2	$32.6
Trade accounts receivable, net of allowance of $34.9 and $35.0, respectively	380.4	393.2
Other accounts receivable, net of allowance of $3.4 and $8.9, respectively	60.8	78.0
Inventories, net	569.5	595.3
Assets held for sale	28.0	9.5
Prepaid expenses and other current assets	31.2	24.3
Total current assets	1,167.1	1,132.9

Investments in and advances to unconsolidated companies	61.3	39.9
Property, plant and equipment, net	1,114.6	1,191.6
Operating lease right-of-use assets	179.4	186.1
Goodwill	389.9	396.3
Intangible assets, net	33.2	33.2
Deferred income taxes	45.8	47.5
Other noncurrent assets	74.3	68.7
Total assets	$3,065.6	$3,096.2

Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued expenses	$496.4	$476.0
Current maturities of debt and finance leases	1.6	1.5
Current maturities of operating leases	36.6	38.6
Income taxes and other taxes payable	23.1	17.0
Total current liabilities	557.7	533.1

Long-term debt and finance leases	176.7	248.9
Retirement benefits	83.4	83.1
Deferred income taxes	71.3	75.2
Operating leases, less current maturities	120.2	122.3
Other noncurrent liabilities	27.0	26.8
Total liabilities	1,036.3	1,089.4
Commitments and contingencies (See Note 10)
Shareholders' equity:
Preferred shares, $0.01 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.01 par value; 200,000,000 shares authorized; 47,774,777 and 47,940,300 issued and outstanding, respectively	0.5	0.5
Paid-in capital	608.4	605.0
Retained earnings	1,440.1	1,435.4
Accumulated other comprehensive loss	(34.5)	(50.4)
Total Fresh Del Monte Produce Inc. shareholders' equity	2,014.5	1,990.5
Noncontrolling interests	14.8	16.3
Total shareholders' equity	2,029.3	2,006.8
Total liabilities and shareholders' equity	$3,065.6	$3,096.2
See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(U.S. dollars in millions, except share and per share data)

	Quarter ended		Nine months ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Net sales	$1,021.9	$1,019.5	$3,302.8	$3,267.0
Cost of products sold	941.1	925.7	3,009.7	2,977.8
Gross profit	80.8	93.8	293.1	289.2
Selling, general and administrative expenses	52.1	47.9	151.5	148.6
Gain on disposal of property, plant and equipment, net	5.0	8.2	5.9	26.6
Asset impairment and other charges, net	55.5	0.2	56.1	1.2
Operating (loss) income	(21.8)	53.9	91.4	166.0
Interest expense	2.5	4.4	9.2	14.8
Interest income	0.7	0.2	1.1	0.8
Other (income) expense, net	0.3	(0.1)	(3.1)	5.2
(Loss) income before income taxes	(23.9)	49.8	86.4	146.8
Income tax provision	4.2	7.9	25.2	25.6
Net (loss) income	(28.1)	41.9	61.2	121.2
Less: Net income (loss) attributable to noncontrolling interests	1.0	(0.2)	2.4	(0.6)
Net (loss) income attributable to Fresh Del Monte Produce Inc.	$(29.1)	$42.1	$58.8	$121.8

Earnings per share:
Net (loss) income per ordinary share attributable to Fresh Del Monte Produce Inc. - Basic	$(0.61)	$0.88	$1.23	$2.54
Net (loss) income per ordinary share attributable to Fresh Del Monte Produce Inc. - Diluted	$(0.61)	$0.88	$1.22	$2.54

Dividends declared per ordinary share	$0.30	$0.25	$0.90	$0.75

Weighted average number of ordinary shares:
Basic	47,917,663	47,936,254	47,942,661	47,855,020
Diluted	47,917,663	48,023,238	48,214,204	47,967,458

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(U.S. dollars in millions)

	Quarter ended		Nine months ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Net (loss) income	$(28.1)	$41.9	$61.2	$121.2
Other comprehensive income:
Net unrealized gain (loss) on derivatives, net of tax	4.8	(6.3)	(3.9)	0.5
Net unrealized foreign currency translation (loss) gain	(2.9)	10.0	20.3	3.3
Net change in retirement benefit adjustment, net of tax	0.4	1.3	(0.5)	0.3
Comprehensive (loss) income	(25.8)	46.9	$77.1	125.3
Less: Comprehensive income (loss) attributable to noncontrolling interests	1.0	(0.2)	2.4	(0.6)
Comprehensive (loss) income attributable to Fresh Del Monte Produce Inc.	$(26.8)	$47.1	$74.7	$125.9

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(U.S. dollars in millions)

	Nine months ended
	September 26, 2025	September 27, 2024
Operating activities:
Net income	$61.2	$121.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55.2	59.2
Amortization of debt issuance costs	0.4	0.4
Share-based compensation expense	7.3	4.8
Asset impairments	54.6	0.7
Change in uncertain tax positions	(0.8)	(1.3)
Gain on disposal of property, plant and equipment, net	(5.9)	(26.6)
Income from equity method investments	(10.9)	(7.3)
Deferred income taxes	(2.4)	3.4
Other, net	(2.0)	3.3
Changes in operating assets and liabilities
Receivables	38.6	(0.4)
Inventories	32.0	12.7
Prepaid expenses and other current assets	(5.6)	(6.6)
Accounts payable and accrued expenses	17.6	26.2
Other assets and liabilities	(5.1)	(2.5)
Net cash provided by operating activities	234.2	187.2
Investing activities:
Capital expenditures	(35.7)	(34.1)
Proceeds from sales of property, plant and equipment	11.8	35.6
Insurance proceeds received for damage to property, plant and equipment, net	—	5.7
Investments in and advances to unconsolidated companies	(11.7)	(6.2)
Other investing activities	1.2	—
Net cash (used in) provided by investing activities	(34.4)	1.0
Financing activities:
Proceeds from debt	309.8	315.4
Payments on debt	(380.9)	(445.8)
Distributions to noncontrolling interests	(4.2)	—
Share-based awards settled in cash for taxes	(0.9)	(0.9)
Dividends paid	(43.1)	(35.9)
Repurchase and retirement of ordinary shares	(14.8)	—
Payment of deferred financing costs	—	(2.2)
Other financing activities	(1.2)	(2.7)
Net cash used in financing activities	(135.3)	(172.1)
Effect of exchange rate changes on cash	0.1	0.9
Net increase in cash and cash equivalents	64.6	17.0
Cash and cash equivalents, beginning	32.6	33.8
Cash and cash equivalents, ending	$97.2	$50.8
Supplemental cash flow information:
Cash paid for interest	$11.2	$14.4
Cash paid for income taxes	$12.4	$11.8
Non-cash financing and investing activities:
Right-of-use assets obtained in exchange for new operating lease obligations	$34.2	$28.1
Fair value of net assets acquired in non-cash acquisition	$0.8	$—
Dividends on restricted stock units	$0.4	$0.4
Note receivable received in exchange for minority interest in subsidiary	$—	$0.5
Conversion of note receivable in exchange for investment in unconsolidated company	$—	$0.7
See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited) (U.S. dollars in millions, except share data)

	Ordinary Shares Outstanding	Ordinary Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Fresh Del Monte Produce Inc. Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity
Balance as of December 27, 2024	47,940,300	$0.5	$605.0	$1,435.4	$(50.4)	$1,990.5	$16.3	$2,006.8
Settlement of restricted stock units	237,959	—	—	—	—	—	—	—
Share-based payment expense	—	—	2.3	—	—	2.3	—	2.3
Distribution to noncontrolling interests	—	—	—	—	—	—	(0.1)	(0.1)
Repurchase and retirement of ordinary shares	(253,850)	—	(2.3)	(5.4)	—	(7.7)	—	(7.7)
Dividend declared	—	—	0.4	(14.8)	—	(14.4)	—	(14.4)
Comprehensive income:
Net income	—	—	—	31.1	—	31.1	0.8	31.9
Unrealized loss on derivatives, net of tax	—	—	—	—	(2.4)	(2.4)	—	(2.4)
Net unrealized foreign currency translation gain	—	—	—	—	6.9	6.9	—	6.9
Change in retirement benefit adjustment, net of tax	—	—	—	—	(0.3)	(0.3)	—	(0.3)
Comprehensive income						35.3	0.8	36.1
Balance as of March 28, 2025	47,924,409	$0.5	$605.4	$1,446.3	$(46.2)	$2,006.0	$17.0	$2,023.0
Settlement of restricted stock units	50,537	—	—	—	—	—	—	—
Share-based payment expense	—	—	2.5	—	—	2.5	—	2.5
Capital contribution from non-controlling interest	—	—	—	—	—	—	0.3	0.3
Dividend declared	—	—	0.1	(14.4)	—	(14.3)	—	(14.3)
Comprehensive income:
Net income	—	—	—	56.8	—	56.8	0.6	57.4
Unrealized loss on derivatives, net of tax	—	—	—	—	(6.3)	(6.3)	—	(6.3)
Net unrealized foreign currency translation gain	—	—	—	—	16.3	16.3	—	16.3
Change in retirement benefit adjustment, net of tax	—	—	—	—	(0.6)	(0.6)	—	(0.6)
Comprehensive income						66.2	0.6	66.8
Balance as of June 27, 2025	47,974,946	$0.5	$608.0	$1,488.7	$(36.8)	$2,060.4	$17.9	$2,078.3
Settlement of restricted stock units	1,345	—	—	—	—	—	—	—
Share-based payment expense	—	—	2.5	—	—	2.5	—	2.5
Distribution to noncontrolling interests	—	—	—	—	—	—	(4.1)	(4.1)
Repurchase and retirement of ordinary shares	(201,514)	—	(2.1)	(5.1)	—	(7.2)	—	(7.2)
Dividend declared	—	—	—	(14.4)	—	(14.4)	—	(14.4)
Comprehensive income (loss):
Net income (loss)	—	—	—	(29.1)	—	(29.1)	1.0	(28.1)
Unrealized gain on derivatives, net of tax	—	—	—	—	4.8	4.8	—	4.8

Net unrealized foreign currency translation loss	—	—	—	—	(2.9)	(2.9)	—	(2.9)
Change in retirement benefit adjustment, net of tax	—	—	—	—	0.4	0.4	—	0.4
Comprehensive income (loss)						(26.8)	1.0	(25.8)
Balance as of September 26, 2025	47,774,777	$0.5	$608.4	$1,440.1	$(34.5)	$2,014.5	$14.8	$2,029.3

	Ordinary Shares Outstanding	Ordinary Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Fresh Del Monte Produce Inc. Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity
Balance at December 29, 2023	47,629,018	$0.5	$597.7	$1,341.4	$(43.3)	$1,896.3	$16.4	$1,912.7
Settlement of restricted stock units	267,114	—	—	—	—	—	—	—
Share-based payment expense	—	—	0.6	—	—	0.6	—	0.6
Dividend declared	—	—	0.4	(12.3)	—	(11.9)	—	(11.9)
Comprehensive income:
Net income	—	—	—	26.1	—	26.1	—	26.1
Unrealized gain on derivatives, net of tax	—	—	—	—	5.8	5.8	—	5.8
Net unrealized foreign currency translation loss	—	—	—	—	(4.6)	(4.6)	—	(4.6)
Change in retirement benefit adjustment, net of tax	—	—	—	—	(0.6)	(0.6)	—	(0.6)
Comprehensive income						26.7	—	26.7
Balance as of March 29, 2024	47,896,132	$0.5	$598.7	$1,355.2	$(42.7)	$1,911.7	$16.4	$1,928.1
Settlement of restricted stock units	39,536	—	—	—	—	—	—	—
Share-based payment expense	—	—	2.2	—	—	2.2	—	2.2
Dividend declared	—	—	—	(11.9)	—	(11.9)	—	(11.9)
Comprehensive income:
Net income (loss)	—	—	—	53.6	—	53.6	(0.3)	53.3
Unrealized gain on derivatives, net of tax	—	—	—	—	1.0	1.0	—	1.0
Net unrealized foreign currency translation loss	—	—	—	—	(2.1)	(2.1)	—	(2.1)
Change in retirement benefit adjustment, net of tax	—	—	—	—	(0.4)	(0.4)	—	(0.4)
Comprehensive income (loss)						52.1	(0.3)	51.8
Balance as of June 28, 2024	47,935,668	$0.5	$600.9	$1,396.9	$(44.2)	$1,954.1	$16.1	$1,970.2
Settlement of restricted stock units	3,452	—	—	—	—	—	—	—
Share-based payment expense	—	—	2.0	—	—	2.0	—	2.0
Capital contribution from noncontrolling interest	—	—	—	—	—	—	0.5	0.5
Dividend declared	—	—	—	(12.0)	—	(12.0)	—	(12.0)
Comprehensive income (loss):
Net income (loss)	—	—	—	42.1	—	42.1	(0.2)	41.9
Unrealized loss on derivatives, net of tax	—	—	—	—	(6.3)	(6.3)	—	(6.3)
Net unrealized foreign currency translation gain	—	—	—	—	10.0	10.0	—	10.0
Change in retirement benefit adjustment, net of tax	—	—	—	—	1.3	1.3	—	1.3
Comprehensive income (loss)						47.1	(0.2)	46.9
Balance as of September 27, 2024	47,939,120	$0.5	$602.9	$1,427.0	$(39.2)	$1,991.2	$16.4	$2,007.6

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

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements for the quarter and nine months ended September 26, 2025 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for fair presentation have been included. Operating results for the quarter and nine months ended September 26, 2025 are subject to significant seasonal variations and are not necessarily indicative of the results that may be expected for the year ending December 26, 2025. For further information, refer to the Consolidated Financial Statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 27, 2024.

We are required to evaluate events occurring after September 26, 2025 for recognition and disclosure in the unaudited Consolidated Financial Statements for the quarter and nine months ended September 26, 2025. Events are evaluated based on whether they represent information existing as of September 26, 2025, which require recognition in the unaudited Consolidated Financial Statements, or new events occurring after September 26, 2025 which do not require recognition but require disclosure if the event is significant to the unaudited Consolidated Financial Statements. We evaluated events occurring subsequent to September 26, 2025 through the date of issuance of these unaudited Consolidated Financial Statements.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06"). This ASU amends ASC 350 to now require entities to commence capitalizing eligible software costs when (i) management has authorized and committed to funding the software project, and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The new standard also supersedes the guidance related to costs incurred to develop a website. ASU 2025-06 is effective for years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this ASU on our consolidated financial statements.

3. Investments in and Advances to Unconsolidated Companies

Investments in and advances to unconsolidated companies amounted to $61.3 million as of September 26, 2025 and $39.9 million as of December 27, 2024. These investments are accounted for under the equity method of accounting, and primarily relate to investments in limited partnerships and joint ventures in the food, nutrition and agricultural technology sectors. Our investments in unconsolidated companies include investments in companies who qualify as investment companies pursuant to Accounting Standards Codification Topic 946, Financial Services - Investment Companies ("ASC 946") and, accordingly, are carried at net asset value ("NAV"), which approximates fair value. Our investments in unconsolidated companies which qualify as investment companies under ASC 946, which make up approximately $50.7 million of the balance as of September 26, 2025 and $32.3 million of the balance as of December 27, 2024, cannot be redeemed, but the funds will make distributions through liquidation. The estimate of the liquidation period varies from 2027 to 2037. Total unfunded commitments related to our investments in and advances to unconsolidated companies as of September 26, 2025 were $1.4 million.

Our proportionate share of income related to these unconsolidated companies was $3.1 million and $3.9 million for the quarters ended September 26, 2025 and September 27, 2024, respectively, and $10.9 million and $7.3 million for the nine months ended September 26, 2025 and September 27, 2024, respectively. These amounts are included in "Other (income) expense, net" in the Consolidated Statements of Operations. Distributions received from these investments were $1.1 million for the nine months ended September 26, 2025. No distributions were received from these investments for the quarter ended September 26, 2025 and for the quarter and nine months ended September 27, 2024.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

4.  Asset Impairment and Other Charges, Net

The following represents a summary of asset impairment and other charges, net recorded during the quarters and nine months ended September 26, 2025 and September 27, 2024 (U.S. dollars in millions):

	Quarter ended			Nine months ended
	September 26, 2025			September 26, 2025
	Long-lived and other asset impairment	Exit activity and other charges	Total	Long-lived and other asset impairment	Exit activity and other charges	Total
Banana segment:
Philippines impairment of banana-related fixed assets and exit costs (1)	$35.7	$1.5	$37.2	$35.7	$1.5	$37.2
Fresh and value-added products segment:
Asset impairment and write-offs related to planned divestiture of Mann Packing (2)	17.9	—	17.9	17.9	—	17.9
Impairment of leased grape farm in Chile	—	—	—	0.6	—	0.6
Other fresh and value-added product segment charges	0.4	—	0.4	0.4	—	0.4
Total asset impairment and other charges, net	$54.0	$1.5	$55.5	$54.6	$1.5	$56.1

	Quarter ended			Nine months ended
	September 27, 2024			September 27, 2024
	Long-lived and other asset impairment	Exit activity and other charges	Total	Long-lived and other asset impairment	Exit activity and other charges	Total
Banana segment:
California Air Resource Board reserve (3)	$—	$—	$—	$—	$0.5	$0.5
Philippines impairment of banana-related fixed assets	—	—	—	1.2	—	1.2
Fresh and value-added products segment:
Insurance recovery related to South American warehouse	—	—	—	—	(2.0)	(2.0)
Reduction in repair reserves related to 2023 flooding in Greece (4)	—	—	—	(0.5)	—	(0.5)
Chile property and equipment damage due to rain and windstorms	—	0.2	0.2	—	0.2	0.2
Other:
Legal settlement (5)	—	—	—	—	1.8	1.8
Total asset impairment and other charges, net	$—	$0.2	$0.2	$0.7	$0.5	$1.2

(1) During the quarter ended September 26, 2025, we abandoned two operations in the Philippines as a result of low profitability and reduced production, including the impact of crop disease. As a result, we incurred charges of $35.7 million related to the write-off of property, plant and equipment and right-of-use lease assets and $1.5 million in charges related to restoration and severance costs. Refer to Note 15, "Fair Value Measurements".

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)
(2) As a result of our planned divestiture of the Mann Packing business, including substantially all the operational assets, we recorded $17.9 million in asset impairment and other charges during the quarter ended September 26, 2025. These charges included $15.7 million to reduce the carrying value of the disposal group assets to fair value and $2.2 million in charges related to software used by the operations of Mann Packing. Refer to Note 15, "Fair Value Measurements".

(3) During the nine months ended September 27, 2024, we recorded a $0.5 million reserve relating to a regulatory matter. Refer to Note 10, “Commitments and Contingencies”.

(4) Due to damages caused by severe flooding in Greece during 2023, we recorded reserves related to estimated damages to our property, plant and equipment. During the nine months ended September 27, 2024, we determined it was appropriate to reduce this reserve by $0.5 million based on actual repair charges incurred.

(5) During the nine months ended September 27, 2024, we entered into a settlement agreement with respect to a litigation matter by a former employee regarding a legacy claim stemming from the 1970s. Accordingly, we incurred charges of $1.8 million, net of insurance reimbursements, associated with the settlement during the nine months ended September 27, 2024. Refer to Note 10, “Commitments and Contingencies.”

5. Income Taxes

In connection with the examination of the tax returns in three foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing aggregating approximately $253.8 million (including interest and penalties) for tax years 2012 through 2021. We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities.

In one foreign jurisdiction, we are currently contesting tax assessments related to the 2012-2015 audit years and the 2016 audit year in both the administrative court and the judicial court. During 2019 and 2020, we filed actions contesting the tax assessment in the administrative office. Our initial challenge to each of these tax assessments was rejected, and we subsequently lost our appeals at the administrative court. We have subsequently filed actions to contest each of these tax assessments in the country’s judicial courts. In addition, we have filed a request for injunction to the judicial court to stay the tax authorities' collection efforts for these two tax assessments, pending final judicial decisions. The court granted our injunction with respect to the 2016 audit year, however denied our injunction with respect to the 2012-2015 audit years. We timely appealed the denial of the injunction, and on August 10, 2022 the appellate court overturned the denial and granted our injunction for the 2012-2015 audit years with a trial date set for July 4, 2025. During June 2025, we were notified of the hearing being suspended until further notice due to a pending constitutional remedy affecting a rule included in the arguments. Pursuant to local law, we registered real estate collateral with an approximate fair market value of $7.2 million in connection with the grant of the 2016 audit year injunction. This real estate collateral has a net book value of $3.8 million as of the quarter ended September 26, 2025. In addition, in connection with the grant of the 2012-2015 audit year injunction, we registered real estate collateral with an approximate fair market value of $30.2 million, and a net book value of $4.6 million as of the quarter ended September 26, 2025. The registration of this real estate collateral does not affect our operations in the country.

In the second foreign jurisdiction, the administrative court denied our appeal, and on March 4, 2020 we filed an action in the judicial court to contest the administrative court's decision. The case is still pending.

In the third foreign jurisdiction, we received tax assessments related to the 2018-2021 audit years. We have filed objections contesting these assessments and have subsequently initiated appeals.

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
Income tax provision was $4.2 million for the quarter ended September 26, 2025 compared with $7.9 million for the quarter ended September 27, 2024 and $25.2 million for the nine months ended September 26, 2025 compared with $25.6 million for the nine months ended September 27, 2024. The decrease in both periods is primarily due to decreased earnings in certain higher tax jurisdictions.

6.  Allowance for Credit Losses

We estimate expected credit losses on our trade receivables and financing receivables in accordance with Accounting Standards Codification (“ASC”) 326 - Financial Instruments - Credit Losses.

Trade Receivables

Trade receivables as of September 26, 2025 were $380.4 million, net of allowances of $34.9 million. Our allowance for trade receivables consists of two components: a $15.6 million allowance for credit losses and a $19.3 million allowance for customer claims accounted for under the scope of ASC 606 - Revenue Recognition.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

The table below presents a rollforward of our trade receivable allowance for credit losses for the nine months ended September 26, 2025 and September 27, 2024 (U.S. dollars in millions):

	Nine months ended
Trade receivables	September 26, 2025	September 27, 2024
Allowance for credit losses:
Balance, beginning of period	$11.5	$7.4
Provision for uncollectible amounts	4.6	3.4
Deductions to allowance related to write-offs	(0.5)	—
Recoveries of amounts previously allowed for	(0.4)	(0.1)
Foreign exchange effects	0.4	—
Balance, end of period	$15.6	$10.7

Financing Receivables

Financing receivables are included in other accounts receivable, net on our Consolidated Balance Sheets and are recognized at amortized cost less an allowance for estimated credit losses. Financing receivables include seasonal advances to growers and suppliers, which are usually short-term in nature, and other financing receivables.

A significant portion of the fresh produce we sell is acquired through supply contracts with independent growers. In order to ensure the consistent high quality of our products and packaging, we make advances to independent growers and suppliers. These growers and suppliers typically sell all of their production to us and make payments on their advances as a deduction to the agreed upon selling price of the fruit or packaging material. The majority of the advances to growers and suppliers are for terms less than one year and typically span a growing season. In certain cases, there may be longer term advances with terms of up to ten years.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

The following table details the advances to growers and suppliers based on their credit risk profile (U.S. dollars in millions):

	September 26, 2025		December 27, 2024
	Current	Past-Due	Current	Past-Due
Gross advances to growers and suppliers	$10.5	$23.7	$18.8	$16.1

The allowance for advances to growers and suppliers for the nine months ended September 26, 2025 and September 27, 2024 were as follows (U.S. dollars in millions):

	Nine months ended
	September 26, 2025	September 27, 2024
Allowance for advances to growers and suppliers:
Balance, beginning of period	$12.1	$7.5
Provision for uncollectible amounts	8.2	4.5
Deductions to allowance related to write-offs	(0.1)	(0.8)
Balance, end of period	$20.2	$11.2

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

Share-based compensation expense related to RSUs and PSUs is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and was comprised in the relevant periods as follows (U.S. dollars in millions):

	Quarter ended		Nine months ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
RSUs/PSUs	$2.5	$2.0	$7.3	$4.8

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

Restricted Stock Units and Performance Stock Units

The following table lists the RSUs and PSUs awarded under the 2022 Plan during the nine months ended September 26, 2025 and September 27, 2024:

Date of Award	Type of award	Units awarded	Price per share
For the nine months ended September 26, 2025
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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

8.  Inventories, net

Inventories consisted of the following (U.S. dollars in millions):

	September 26, 2025	December 27, 2024
Finished goods	$182.2	$200.2
Raw materials and packaging supplies	159.4	157.6
Growing crops	227.9	237.5
Total inventories, net	$569.5	$595.3

9.  Debt and Finance Lease Obligations

The following is a summary of long-term debt and finance lease obligations (U.S. dollars in millions):

	September 26, 2025	December 27, 2024
Senior unsecured revolving credit facility (see Credit Facility below)	$173.0	$244.1
Finance lease obligations	5.3	6.3
Total debt and finance lease obligations	178.3	250.4
Less: Current maturities	(1.6)	(1.5)
Long-term debt and finance lease obligations	$176.7	$248.9

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

The 2024 Amended Credit Facility contains similar financial covenants to those included within the Second A&R Credit Agreement. Specifically, it requires us to maintain 1) a Consolidated Leverage Ratio of not more than 3.75 to 1.00 at any time during any period of four consecutive fiscal quarters, subject to certain exceptions and 2) minimum Consolidated Interest Coverage Ratio of not less than 2.25 to 1.00 as of the end of any fiscal quarter. Additionally, it requires us to comply with certain other covenants, including limitations on capital investments, the amount of dividends that can be paid in the future, the amounts and types of liens and indebtedness, material asset sales, and mergers. Under the 2024 Amended Credit Facility, we are permitted to declare or pay cash dividends in any fiscal year up to an amount that does not exceed the greater of (i) an amount equal to (1) the greater of (A) 50% of the Consolidated Net Income (as defined in the 2024 Amended Credit Facility) for the immediately preceding fiscal year or (B) $25 million (the "Base Dividend Basket") plus (2) commencing in the fiscal year ending December 26, 2025 any portion of the Base Dividend Basket not used in the immediately preceding fiscal year, or (ii) the greatest amount which would not cause the Consolidated Leverage Ratio (determined on a pro forma basis as of the date of declaration or payment) to exceed 3.50 to 1.00. It also provides an allowance for stock repurchases to be an amount not exceeding the greater of (i) (A) $50,000,000 (the "Base Redemption Basket") plus (B) commencing in the fiscal year ending December 26, 2025, any portion of the Base Redemption Basket not used in the immediately preceding fiscal year or (ii) the greatest amount which would not cause the Consolidated Leverage Ratio (determined on a pro forma basis as of the date of such repurchase) to exceed 3.50 to 1.00. As of September 26, 2025, we were in compliance with all the covenants contained in the 2024 Amended Credit Facility.

In connection with the 2024 Amended Credit Facility, we paid lender and third-party fees of $2.1 million associated with the amendment. We concluded that the amendment resulted in a modification of debt and as such, determined that debt issuance costs incurred in connection with the 2024 Amended Credit Facility would be deferred and amortized over the term of the new arrangement. Debt issuance costs of $1.4 million and $1.8 million are included in other noncurrent assets on our Consolidated Balance Sheets as of September 26, 2025 and December 27, 2024, respectively.

The following is a summary of the material terms of the 2024 Amended Credit Facility and other working capital facilities at September 26, 2025 (U.S. dollars in millions):

	Term	Maturity date	Interest rate	Borrowing limit	Available borrowings, net of letters of credit and bank guarantees
Bank of America credit facility	5 years	February 21, 2029	5.25%	$750.0	$577.0
Rabobank letter of credit facility	364 days	June 12, 2026	Varies	25.0	18.4
Other working capital facilities	Varies	Varies	Varies	20.9	10.7
				$795.9	$606.1

The margin for Term SOFR advances as of September 26, 2025 was 1.000%. We intend to use funds borrowed under the 2024 Amended Credit Facility from time to time for general corporate purposes, which may include working capital needs, capital expenditures, funding of possible acquisitions, share repurchases, and satisfaction of other obligations.

As of September 26, 2025, we applied $23.6 million to letters of credit and bank guarantees issued from Rabobank Nederland, Bank of America, and other banks.

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

The revised estimate associated with the clean-up costs, and on which our accrual is based, is $2.7 million. As of September 26, 2025, $2.5 million was included in other noncurrent liabilities, and $0.2 million was included in accounts payable and accrued expenses in the Consolidated Balance Sheets for the Kunia Well Site clean-up. We expect to expend approximately $0.2 million in 2025, $0.2 million in 2026, $0.3 million in 2027, $0.1 million in 2028, and $0.1 million in 2029.

California Air Resource Board

On December 21, 2022, the California Air Resource Board ("CARB") issued a Notice of Violation ("NOV") to the Company regarding alleged violations of certain California anti-air pollution regulations by three non-shore capable vessels that were subject to a time charter by us from an unrelated non-U.S. third party. We cooperated with and assisted CARB in its audits for the alleged violations during 2021. During the nine months ended September 27, 2024, we incurred expenses of $0.5 million as a contingent reserve which are included in asset impairments and other charges, net in the Consolidated Statements of Operations. We settled amounts previously accrued for this matter during the first quarter of 2025.

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

Value Added Tax ("VAT") Receivables

In connection with administrative delays in a jurisdiction in which we operate, we have incurred delays in the collection of VAT refund claims made by the Company. As a result of these delays, as of September 26, 2025 we have classified $21.4 million of VAT receivables related to this jurisdiction as non-current assets which are included in Other noncurrent assets in our Consolidated Balance Sheets. While we believe the amounts are collectible through standard administrative processes, these amounts may ultimately need to be recovered through administrative appeals or other legal means.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

11.  Earnings Per Share

Basic and diluted net (loss) income per ordinary share is calculated as follows (U.S. dollars in millions, except share and per share data):

	Quarter ended		Nine months ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Numerator:
Net (loss) income attributable to Fresh Del Monte Produce Inc.	$(29.1)	$42.1	$58.8	$121.8

Denominator:
Weighted average number of ordinary shares - Basic	47,917,663	47,936,254	47,942,661	47,855,020
Effect of dilutive securities - share-based awards	—	86,984	271,543	112,438
Weighted average number of ordinary shares - Diluted	47,917,663	48,023,238	48,214,204	47,967,458

Antidilutive awards (1)	593,035	612	—	612

Net (loss) income per ordinary share attributable to Fresh Del Monte Produce Inc.:
Basic	$(0.61)	$0.88	$1.23	$2.54
Diluted	$(0.61)	$0.88	$1.22	$2.54

(1)Certain unvested RSUs and PSUs are not included in the calculation of net (loss) income per ordinary share because the effect would have been antidilutive.

12.  Retirement and Other Employee Benefits

The following table sets forth the net periodic benefit costs of our defined benefit pension plans and post-retirement benefit plans (U.S. dollars in millions):

	Quarter ended		Nine months ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Service cost	$1.7	$1.5	$4.9	$4.5
Interest cost	1.9	1.9	5.7	5.7
Expected return on assets	(0.8)	(0.8)	(2.4)	(2.4)
Amortization of net actuarial loss	0.2	0.1	0.4	0.3
Net periodic benefit costs	$3.0	$2.7	$8.6	$8.1

We provide certain other retirement benefits to certain employees who are not U.S.-based and are not included above. Generally, benefits under these programs are based on an employee’s length of service and level of compensation. These programs are immaterial to our consolidated financial statements. The net periodic benefit costs related to other non-U.S. based plans is $0.2 million for the quarter ended September 26, 2025 and $0.4 million for the quarter ended September 27, 2024. The net periodic benefit costs related to other non-U.S. based plans is $1.2 million for the nine months ended September 26, 2025 and $2.2 million for the nine months ended September 27, 2024 .

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

	Quarter ended
	September 26, 2025			September 27, 2024
Segments:	Net Sales	Cost of products sold	Gross Profit	Net Sales	Cost of products sold	Gross Profit
Fresh and value-added products	$610.5	$542.2	$68.3	$623.7	$560.4	$63.3
Banana	358.0	353.4	4.6	345.3	324.0	21.3
Other products and services	53.4	45.5	7.9	50.5	41.3	9.2
Total	$1,021.9	$941.1	$80.8	$1,019.5	$925.7	$93.8

	Nine months ended
	September 26, 2025			September 27, 2024
Segments:	Net Sales	Cost of products sold	Gross Profit	Net Sales	Cost of products sold	Gross Profit
Fresh and value-added products	$2,016.2	$1,793.8	$222.4	$1,994.6	$1,797.4	$197.2
Banana	1,131.7	1,080.3	51.4	1,119.1	1,046.3	72.8
Other products and services	154.9	135.6	19.3	153.3	134.1	19.2
Totals	$3,302.8	$3,009.7	$293.1	$3,267.0	$2,977.8	$289.2

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

The following table indicates our net sales by geographic region (U.S. dollars in millions):

	Quarter ended		Nine months ended
Net sales by geographic region:	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
North America	$606.4	$614.6	$1,938.0	$1,950.3
Europe	202.0	192.8	676.4	627.9
Middle East	103.9	96.5	319.5	289.4
Asia	93.8	95.3	294.9	315.3
Other	15.8	20.3	74.0	84.1
Total	$1,021.9	$1,019.5	$3,302.8	$3,267.0

The following table indicates our net sales by product (U.S. dollars in millions) and, in each case, the percentage of the total represented thereby:

	Quarter ended				Nine months ended
	September 26, 2025		September 27, 2024		September 26, 2025		September 27, 2024
Fresh and value-added products:
Fresh-cut fruit	$159.5	16%	$146.3	14%	$448.7	14%	$410.7	13%
Fresh-cut vegetables	74.6	7%	86.8	9%	215.9	7%	253.1	8%
Pineapples	168.1	16%	155.7	15%	520.4	16%	488.4	15%
Avocados	79.1	8%	95.6	9%	285.3	9%	275.5	8%
Non-tropical fruit	16.6	2%	19.5	2%	119.7	3%	127.4	4%
Prepared foods	61.5	6%	66.8	7%	205.1	6%	203.2	6%
Melons	4.4	—%	5.1	1%	92.2	3%	86.4	3%
Vegetables	24.0	3%	21.8	2%	60.7	1%	75.4	2%
Other fruit and vegetables	22.7	2%	26.1	2%	68.2	2%	74.5	2%
Total fresh and value-added products	610.5	60%	623.7	61%	2,016.2	61%	1,994.6	61%
Banana	358.0	35%	345.3	34%	1,131.7	34%	1,119.1	34%
Other products and services	53.4	5%	50.5	5%	154.9	5%	153.3	5%
Total	$1,021.9	100%	$1,019.5	100%	$3,302.8	100%	$3,267.0	100%

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

The following tables indicate our (i) property, plant, and equipment, net by location and (ii) total assets by location (U.S. dollars in millions):

Property, plant and equipment, net:	September 26, 2025	December 27, 2024
North America	$124.8	$155.3
Europe	28.9	28.8
Middle East	47.2	48.1
Africa	36.4	32.9
Asia	47.9	85.7
Central America	617.6	616.8
South America	45.2	47.3
Maritime equipment (including containers)	162.3	172.6
Corporate	4.3	4.1
Total property, plant and equipment, net	$1,114.6	$1,191.6

Total assets:	September 26, 2025	December 27, 2024
North America	$619.2	$670.9
Europe	351.1	345.1
Middle East	214.6	226.8
Africa	162.2	156.8
Asia	177.9	236.4
Central America	1,043.8	1,035.6
South America	97.6	110.5
Maritime equipment (including containers)	180.5	180.6
Corporate	218.7	133.5
Total assets	$3,065.6	$3,096.2
Management reviews assets on the basis of geographic region and not by reportable segment, which more closely aligns our capital investment with demand for our products. Costa Rica is our most significant sourcing location and represented approximately 41% of our property, plant and equipment as of September 26, 2025. Excluding the U.S., no other country other than Costa Rica accounted for greater than 10% of our property, plant and equipment as of September 26, 2025 and December 27, 2024.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

Certain of our derivative instruments contain provisions that require the current credit relationship between us and our counterparty to be maintained throughout the term of the derivative instruments. If that credit relationship changes, certain provisions could be triggered, and the counterparty could request immediate collateralization of derivative instruments in a net liability position above a certain threshold. The aggregate fair value of all derivative instruments with a credit-risk-related contingent feature that were in a liability position on September 26, 2025 was $4.7 million. As of September 26, 2025, no triggering event has occurred and thus we are not required to post collateral.

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

Foreign Currency Hedges

Our results of operations and financial condition are exposed to fluctuations in currency exchange rates against the U.S. dollar, and we may mitigate that exposure by entering into foreign currency forward or collar contracts. Certain of our subsidiaries periodically enter into foreign currency forward contracts in order to hedge portions of forecasted sales or cost of sales denominated in foreign currencies, which generally mature within one year. At September 26, 2025, our foreign currency forward contracts hedge a portion of our 2025 and 2026 foreign currency exposure.

The foreign currency forward contracts qualifying as cash flow hedges were designated as single-purpose cash flow hedges of forecasted cash flows.

We had the following outstanding foreign currency contracts as of September 26, 2025 (in millions):

Foreign currency contracts qualifying as cash flow hedges:	Notional amount
Euro	EUR	55.0
British pound	GBP	1.4
Japanese yen	JPY	1,048.3
Costa Rican colon	CRC	55,812.0
Chilean peso	CLP	4,108.4
Kenyan shilling	KES	649.7
Mexican peso	MXP	139.1

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

In July 2024, we agreed to terminate our outstanding interest rate swap in exchange for $7.3 million in cash proceeds, net of fees of approximately $0.2 million. Based on our assessment that the originally hedged cash flows associated with our variable rate borrowings remain probable, the proceeds received as a result of the termination of our outstanding interest rate swap agreement will remain in accumulated other comprehensive loss and be reclassified to earnings through interest expense over the remaining life of the hedged debt. At September 26, 2025, $3.2 million in accumulated other comprehensive loss related to the terminated interest rate swap, of which $1.4 million is expected to be reclassified to earnings through interest expense over the next twelve months.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

The following table reflects the fair values of derivative instruments, which are designated as level 2 in the fair value hierarchy, as of September 26, 2025 and December 27, 2024 (U.S. dollars in millions):

	Foreign exchange contracts (1)
Balance Sheet location:	September 26, 2025	December 27, 2024
Asset derivatives:
Prepaid expenses and other current assets	$3.1	$0.3
Total asset derivatives	$3.1	$0.3

Liability derivatives:
Accounts payable and accrued expenses	$4.7	$—
Total liability derivatives	$4.7	$—

(1) See Note 15, “Fair Value Measurements,” for fair value disclosures.

As of September 26, 2025, we expect that $0.2 million of the net fair value of our cash flow hedges recognized as a net loss in accumulated other comprehensive loss, inclusive of amounts associated with our interest rate swap terminated during the quarter ended June 28, 2024, will be transferred to earnings during the next 12 months, and the remaining net gain of $1.8 million over the following 3 years, along with the earnings effect of the related forecasted transactions.

The following table reflects the effect of derivative instruments on the Consolidated Statements of Comprehensive Income for the quarters and nine months ended September 26, 2025 and September 27, 2024 (U.S. dollars in millions):

	Net amount of gain (loss) recognized in other comprehensive income on derivatives
	Quarter ended		Nine months ended
Derivative instruments	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Foreign exchange contracts	$5.4	$(3.8)	$(1.7)	$1.4
Interest rate swaps, net of tax	(0.6)	(2.5)	(2.2)	(0.9)
Total	$4.8	$(6.3)	$(3.9)	$0.5

Refer to Note 16, “Accumulated Other Comprehensive Loss” for the effect of derivative instruments on the Consolidated Statements of Operations related to amounts reclassified from accumulated other comprehensive loss for the quarters and nine months ended September 26, 2025 and September 27, 2024.

15.  Fair Value Measurements

Fair Value of Derivative Instruments

Our derivative assets or liabilities include foreign exchange that are measured at fair value using observable market inputs such as forward rates, interest rates, and our own credit risk as well as an evaluation of our counterparties' credit risks. We use an income approach to value our outstanding foreign currency and interest rate hedges, which consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contract using current market information as of the measurement date such as foreign currency spot rates, forward rates and interest rates. Additionally, we include an element of default risk based on observable inputs into the fair value calculation. Based on these inputs, the derivative assets or liabilities are classified within Level 2 of the valuation hierarchy.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

The following table provides a summary of the fair values of our derivative financial instruments measured on a recurring basis (U.S. dollars in millions):

Foreign currency forward contracts, net (liability) asset
	September 26, 2025	December 27, 2024
Quoted prices in active markets for identical assets (Level 1)	$—	$—
Significant observable inputs (Level 2)	(1.6)	0.3
Significant unobservable inputs (Level 3)	—	—

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

Planned Divestiture of Mann Packing

During the third quarter of 2025, we entered into a non-binding Letter of Intent ("LOI") pursuant to which we intended to sell the Mann Packing business, a wholly-owned subsidiary of the Company included in our fresh and value-added products segment, including substantially all of the operational assets. Subsequently, on October 15, 2025, we entered into an Asset Purchase Agreement (the "Mann Divestiture Agreement"), by and among Mann Packing and the Company (collectively, the "Sellers") and CBRT Processing, LLC and True Leaf Holdings, LLC (collectively, the "Buyer") pursuant to which the Buyer agreed to acquire the Mann Packing business and substantially all its operational assets, including, among other things, machinery and equipment, finished goods, raw materials, packaging supplies, growing crop inventory, and customer lists (collectively, the "Mann Packing Assets") for $19.0 million plus the value of inventory at closing of the transaction. The $19.0 million purchase price is payable as follows: (i) $5.0 million payable in sixty (60) monthly installments commencing on the closing date of the transaction, and (ii) $14.0 million payable in a single installment on the fifth anniversary of the closing date of the transaction. Payment for inventory is payable no later than ninety (90) days after the closing date of the transaction, with the exception of payments for growing crop inventory which are payable no later than thirty (30) days following the end of the month in which the crop is harvested and delivered to the Buyer. In addition, we agreed to lease to the Buyer the Company's Gonzales, California production facility under a five-year lease agreement ("the Gonzales Lease"). The Gonzales Lease provides the buyer an option to renew the lease for an additional five-year term as well as a purchase option which can be exercised annually as described in the lease agreement. The transaction, which is subject to customary closing conditions, is expected to close during the fourth quarter of 2025.

Given the prospective sale, we determined the Mann Packing Assets met the criteria to be classified as held for sale in our Consolidated Balance Sheets as of September 26, 2025. In accordance with ASC 805 - Business Combinations, the Mann Packing Assets constitute a business and, as a result, $7.2 million of goodwill from our fresh-cut products reporting unit was allocated to the carrying value of the disposal group as determined on a relative fair value basis. As a result of the allocation, we were required to evaluate the retained fresh-cut reporting unit for impairment and determined that the fair value of the reporting unit was in excess of its carrying amount.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

Assets held for sale are measured at the lower of their carrying value or estimated fair value less costs to sell. As a result of our measurement, we recognized an estimated pre-tax loss of $15.7 million which is included in Asset impairment and other charges, net in the Consolidated Statements of Income for the quarter and nine months ended September 26, 2025. The estimated loss primarily represents asset write-downs, including the goodwill impairment of $7.2 million, based on the excess of the disposal group's carrying value over its fair value less costs to sell.

We have determined that this disposal does not meet the criteria for classification as a discontinued operation under ASC 205-20, as it does not represent a strategic shift that has or will have a major effect on our operations and/or financial results, however, does represent the disposal of an individually significant component of the Company. (Loss) income before income taxes for this individually significant component was $(29.5) million and $(46.7) million for the quarter and nine months ended September 26, 2025, inclusive of $15.7 million of charges included in Asset impairment and other charges, net in both periods as described above. For the quarter and nine months ended September 27, 2024, (loss) income before taxes for this individually significant component was $(7.1) million and $(23.5) million.

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

Additionally, we previously disclosed certain definite-lived assets in the Philippines related to our banana segment are sensitive to changes in estimated cash flows. During the quarter ended September 26, 2025, we abandoned two operations in the Philippines as a result of low profitability and reduced production, including the impact of crop disease where these definite-lived assets were used. As a result, we incurred charges of $35.7 million related to the write-off of property, plant and equipment and right-of-use lease assets which are included in Asset impairment and other charges, net in the Consolidated Statements of Income.

Assets held for sale, which had a carrying amount of $28.0 million as of September 26, 2025, primarily consisted of $14.5 million related to the Mann Packing Assets, $7.3 million related to idle farmland in Italy, $4.0 million related to three carrier vessels, $2.0 million related to facilities and farmland in Central America, and $0.2 million related to an office and facilities in Chile. These assets are recognized at the lower of cost or fair value less cost to sell.

During the nine months ended September 26, 2025, we received proceeds of $9.5 million from the sale of assets previously held for sale. As a result, we recorded a gain on disposal of property, plant and equipment, net of $5.0 million for the quarter ended September 26, 2025 and $5.9 million for the nine months ended September 26, 2025 related to assets previously held for sale.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

16.  Accumulated Other Comprehensive Loss

The following table includes the changes in accumulated other comprehensive loss by component (U.S. dollars in millions):

	Changes in Accumulated Other Comprehensive Loss by Component (1)
	Cash Flow Hedges		Foreign Currency Translation Adjustment		Retirement Benefit Adjustment	Total
	Nine months ended September 26, 2025
Balance at December 27, 2024	$5.6		$(45.2)		$(10.8)	$(50.4)
Other comprehensive (loss) income before reclassifications	(9.3)		20.3	(2)	(0.7)	10.3
Amounts reclassified from accumulated other comprehensive loss	5.4		—		0.2	5.6
Net current period other comprehensive (loss) income	(3.9)		20.3		(0.5)	15.9
Balance at September 26, 2025	$1.7		$(24.9)		$(11.3)	$(34.5)

	Nine months ended September 27, 2024
Balance at December 29, 2023	$3.8		$(37.1)		$(10.0)	$(43.3)
Other comprehensive income (loss) before reclassifications	2.9	(3)	3.3	(2)	(0.9)	5.3
Amounts reclassified from accumulated other comprehensive loss	(2.4)		—		1.2	(1.2)
Net current period other comprehensive income (loss)	0.5		3.3		0.3	4.1
Balance at September 27, 2024	$4.3		$(33.8)		$(9.7)	$(39.2)

(1) All amounts are net of tax and noncontrolling interest.
(2) Includes gains of $10.1 million and $0.1 million for the nine months ended September 26, 2025 and September 27, 2024, respectively, on intra-entity foreign currency transactions that are of a long-term-investment nature.
(3) Includes a tax effect of $0.2 million for the nine months ended September 27, 2024.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

The following table includes details about amounts reclassified from accumulated other comprehensive loss by component (U.S. dollars in millions):

	Amount of (gain) loss reclassified from accumulated other comprehensive loss
	September 26, 2025		September 27, 2024
Details about accumulated other comprehensive loss components	Quarter ended	Nine months ended	Quarter ended	Nine months ended	Affected line item in the statement where net income is presented
Cash flow hedges:
Designated as hedging instruments:
Foreign currency cash flow hedges	$3.8	$9.2	$0.7	$(0.1)	Net sales
Foreign currency cash flow hedges	(1.0)	(1.5)	0.1	3.2	Cost of products sold
Interest rate swaps	(0.6)	(2.2)	(0.9)	(5.5)	Interest expense
Total	$2.2	$5.5	$(0.1)	$(2.4)
Amortization of retirement benefits:
Actuarial losses	$0.1	0.3	$0.1	0.5	Other (income) expense, net
Curtailment and settlement losses	(0.1)	(0.1)	—	0.7	Other expense, net and Asset impairment and other charges, net
Total	$—	$0.2	$0.1	$1.2

17.  Shareholders’ Equity

Our shareholders have authorized 50,000,000 preferred shares at $0.01 par value, of which none were issued or outstanding at September 26, 2025, and 200,000,000 ordinary shares at $0.01 par value, of which 47,774,777 were issued and outstanding at September 26, 2025.

On February 21, 2025, our Board of Directors approved a stock repurchase program ("the Stock Repurchase Program") of up to $150 million of our ordinary shares. During the nine months ended September 26, 2025, we repurchased 455,364 shares for $14.8 million under the Stock Repurchase Program. The Stock Repurchase Program has no expiration date and will continue until otherwise modified or terminated by the Company's Board of Directors at any time in its sole discretion.

The below is a summary of the dividends paid per share during the nine months ended September 26, 2025 and September 27, 2024. These dividends were declared and paid within the same fiscal quarter.

Nine months ended
September 26, 2025		September 27, 2024
Dividend Payment Date	Cash Dividend per Ordinary Share	Dividend Payment Date	Cash Dividend per Ordinary Share
September 5, 2025	$0.30	September 6, 2024	$0.25
June 6, 2025	$0.30	June 7, 2024	$0.25
March 28, 2025	$0.30	March 29, 2024	$0.25

We paid $43.1 million in dividends during the nine months ended September 26, 2025 and $35.9 million in dividends during the nine months ended September 27, 2024.

On October 28, 2025, our Board of Directors declared a quarterly cash dividend of thirty cents $(0.30) per share, payable on December 5, 2025, to shareholders of record on November 12, 2025.

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

Our vision is to inspire healthy lifestyles through wholesome and convenient products. Our strategy is founded on six goals:

Planned Divestiture of Mann Packing

Consistent with our strategy to sharpen our portfolio and enhance long-term productivity by concentrating on higher-return businesses, we decided to sell the Mann Packing business, a part of our fresh and value-added products reporting segment. On October 15, 2025, we entered into an Asset Purchase Agreement with CBRT Processing, LLC, a wholly-owned subsidiary of True Leaf Holdings, LLC (collectively, the "Buyer") to sell the Mann Packing business, including substantially all of the operational assets of Mann Packing, in exchange for $19 million plus a variable amount based on inventory at closing of the transaction. The $19 million purchase price is payable as follows: (i) $5 million payable in sixty (60) monthly installments commencing on the closing date of the transaction, and (ii) $14 million payable in a single installment on the fifth anniversary of the closing date of the transaction. Payment for inventory is payable no later than ninety (90) days after the closing date of the transaction, with the exception of payments for growing crop inventory which are payable no later than thirty (30) days following the end of the month in which the crop is harvested and delivered to the Buyer. The transaction is subject to customary closing conditions and is expected to close during the fourth quarter of 2025. Additionally, in conjunction with the Asset Purchase Agreement, we entered into a five-year lease agreement with the Buyer to lease our Gonzales, California production facility beginning on the closing date of the transaction. The lease agreement provides the Buyer the option to extend the initial lease-term for an additional five-year period, as well as an option to purchase the Gonzales facility which can be exercised annually as described in the lease agreement.

The assets to be sold as part of the Asset Purchase Agreement are classified as held for sale on our Consolidated Balance Sheets as of September 26, 2025. As a result, in the third quarter of 2025, we recorded a pre-tax loss of approximately $15.7 million which is included in Asset impairments and other charges, net in our Consolidated Statements of Income. The estimated loss primarily represents asset write-downs, including a goodwill impairment of $7.2 million, based on the excess of the disposal group's carrying value over its fair value less costs to sell. Additionally, we recorded $2.2 million in impairment charges associated with Mann Packing assets not sold to the Buyer which will be abandoned as a result of the transaction.

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

During the first nine months of 2025, the U.S. government has signaled or announced numerous changes to its trade policy, including changes to existing trade agreements and the use of tariffs to enforce trade policy. The tariffs impact various jurisdictions we sell into and from which we purchase or source, including Costa Rica, Guatemala and Ecuador where we source the majority of our products sold into the United States. These tariffs currently exempt imports that are compliant with the United States-Mexico-Canada ("USMCA") trading agreement, which includes a wide range of fresh fruit and vegetables. However, these trade policies are subject to change with limited or no advance notice to the Company. As a result, it is uncertain what, if any, impact tariffs or other trade policy may have on products we source or partially source from Mexico, which makes up approximately 10% of our North American net sales.

The recently announced tariffs have and will continue to significantly increase our cost of products sold. During the nine months ended September 26, 2025, we incurred additional costs related to tariff charges placed on products sold into the United States which we were able to mostly mitigate through increased selling prices to our North American customers implemented during the second quarter of 2025. If we are unable to successfully sustain our increased selling prices to our customers, institute new increases for incremental tariffs, or if increased selling prices significantly impact consumer demand, we expect the impact to our gross profit for the remainder of 2025 to be material. The actual impact of the announced tariffs on our business is subject to a number of factors including the duration of such tariffs, changes to the countries included in the scope of tariffs in the future, changes to amounts, potential retaliatory tariffs imposed by other countries, and other variables.

We continue to evaluate the evolving macroeconomic environment, including region-specific matters, to take action to mitigate the impact on our business and financial condition.

Income Taxes

In connection with the examination of the tax returns in three foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing aggregating approximately $253.8 million (including interest and penalties) for tax years 2012 through 2021. We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities.

In one foreign jurisdiction, we are currently contesting tax assessments related to the 2012-2015 audit years and the 2016 audit year in both the administrative court and the judicial court. During 2019 and 2020, we filed actions contesting the tax assessment in the administrative office. Our initial challenge to each of these tax assessments was rejected, and we subsequently lost our appeals at the administrative court. We have subsequently filed actions to contest each of these tax assessments in the country’s judicial courts. In addition, we have filed a request for injunction to the judicial court to stay the tax authorities' collection efforts for these two tax assessments, pending final judicial decisions. The court granted our injunction with respect to the 2016 audit year, however denied our injunction with respect to the 2012-2015 audit years. We timely appealed the denial of the injunction, and on August 10, 2022 the appellate court overturned the denial and granted our injunction for the 2012-2015 audit years with a trial date set for July 4, 2025. During June 2025, we were notified of the hearing being suspended until further notice due to a pending constitutional remedy affecting a rule included in the arguments. Pursuant to local law, we registered real estate collateral with an approximate fair market value of $7.2 million in connection with the grant of the 2016 audit year injunction. This real estate collateral has a net book value of $3.8 million as of the quarter ended September 26, 2025. In addition, in connection with the grant of the 2012-2015 audit year injunction, we registered real estate collateral with an approximate fair market value of $30.2 million, and a net book value of $4.6 million as of the quarter ended September 26, 2025. The registration of this real estate collateral does not affect our operations in the country.

In the second foreign jurisdiction, the administrative court denied our appeal, and on March 4, 2020 we filed an action in the judicial court to contest the administrative court's decision. The case is still pending.

In the third foreign jurisdiction, we received tax assessments related to the 2018-2021 audit years. We have filed objections contesting these assessments and have subsequently initiated appeals.

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

RESULTS OF OPERATIONS

Consolidated Financial Results

The following summarizes the more significant factors impacting our operating results for the 13-week periods and 39-week periods ended September 26, 2025 (also referred to as the “third quarter of 2025” and "first nine months of 2025", respectively) and September 27, 2024 (also referred to as the “third quarter of 2024” and "first nine months of 2024").

	Quarter ended		Nine months ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Net sales	$1,021.9	$1,019.5	$3,302.8	$3,267.0
Gross profit	80.8	93.8	293.1	289.2
Selling, general and administrative expenses	52.1	47.9	151.5	148.6
Operating (loss) income	(21.8)	53.9	91.4	166.0

Net sales - Net sales for the third quarter of 2025 were $1,021.9 million, compared with $1,019.5 million in the third quarter of 2024, and $3,302.8 million for the first nine months of 2025 compared with $3,267.0 million for the first nine months of 2024. The increase in both periods was primarily driven by higher net sales in our banana segment driven by higher per unit selling prices, including the impact of tariff-related price adjustments in North America and the favorable impact of fluctuations in exchange rates related to the Euro, British pound, and Japanese yen. For the first nine months of 2025, the increase was also driven by higher per unit selling prices in our fresh and value-added products segment. The increase was partially offset in both periods by lower sales volume of fresh-cut vegetables due to strategic operational reductions taken during the fourth quarter of 2024, including the sale of certain assets of Fresh Leaf Farms.

Gross profit - Gross profit for the third quarter of 2025 was $80.8 million, compared with $93.8 million in the third quarter of 2024. The decrease in gross profit was primarily driven by higher per unit production and procurement costs in our banana segment and higher distribution costs.

Gross profit was $293.1 million for the first nine months of 2025 compared with $289.2 million for the first nine months of 2024. The increase in gross profit was primarily driven by higher net sales, partially offset by higher per unit production and procurement costs and increased distribution costs.

Gross profit for the third quarter and first nine months of 2025 included $0.6 million and $0.5 million of other product-related credits primarily consisting of insurance recoveries related to damages incurred as a result of Hurricane Beryl during July 2024. Gross profit for the third quarter of 2024 included $0.6 million of other product-related charges, net, primarily as a result of $1.0 million of additional logistic and inventory write-offs incurred as a result of Hurricane Beryl, partially offset by $0.6 million of insurance recoveries related to shipment disruptions in the Red Sea during the second quarter of 2024. For the first nine months of 2024, other product-related charges, net of $0.8 million also included $1.2 million of severance charges from the outsourcing of certain functions of our fresh and value-added operations and $0.5 million of expenses related to shipment disruptions in the Red Sea, partially offset by insurance recoveries of $1.7 million tied to the flooding of a seasonal production facility in Greece.

Selling, general and administrative expenses - Selling, general and administrative expenses for the third quarter of 2025 increased by $4.2 million when compared with the third quarter of 2024, and increased by $2.9 million in the first nine months of 2025 when compared with the first nine months of 2024. The increase in the both periods was primarily due to an increased allowance for bad debt in Europe and higher share-based compensation expense. For the first nine months of 2025, the increase was also due to an administrative charge incurred associated with the restructuring of certain loans.

Gain on disposal of property, plant and equipment, net - Gain on disposal of property, plant and equipment, net for the third quarter of 2025 of $5.0 million primarily consisted of a $2.9 million gain from the sale of a carrier vessel and a $2.1 million gain on the sale of idle property in Chile. For the first nine months of 2025, gain on disposal of property, plant and equipment, net of $5.9 million also included a $0.9 million gain on the sale of idle land in Guatemala.

Gain on disposal of property, plant and equipment, net for the third quarter of 2024 of $8.2 million primarily consisted of a $7.7 million gain from the sale of a warehouse in Chile and a $0.3 million gain from the sale of an idle packing facility in Costa Rica. For the first nine months of 2024, gain on disposal of property, plant, and equipment, net of $26.6 million also included a $14.7 million gain on the sale of two idle facilities in South America and a $3.4 million gain from the sale of a warehouse in Europe.

Asset impairment and other charges, net - Asset impairment and other charges, net of $55.5 million for the third quarter of 2025 primarily consisted of charges incurred as a result of our decision to abandon operations at certain banana farms in the Philippines and the write-down of assets as a result of our planned divestiture of Mann Packing. For the first nine months of 2025, asset impairment and other charges also included impairment charges related to a leased farm in Chile. Asset impairment and other charges, net of $0.2 million in the third quarter of 2024 primarily consisted of property, plant and equipment damage due to heavy wind and rainstorms in Chile during the quarter. For the first nine months of 2024, asset impairment and other charges, net of $1.2 million also included charges related to (i) a settlement agreement with respect to a litigation matter by a former employee, net of insurance reimbursements, (ii) a reserve related to a regulatory matter arising from our third-party logistics operations, and (iii) impairment charges of banana-related fixed assets in the Philippines, partially offset by an insurance reimbursement related to fire damages at a warehouse in South America.

Operating (loss) income - Operating (loss) income decreased by $75.7 million in the third quarter of 2025 and decreased by $74.6 million in the first nine months of 2025 when compared with the prior-year periods. The decrease in operating income was primarily driven by higher asset impairment and other charges, net taken during the third quarter of 2025 and a lower gain on disposal of property, plant and equipment, net in the current year period. Additionally, lower gross profit in the third quarter of 2025 also contributed to the decrease compared to the prior-year period.

Interest expense - Interest expense decreased by $1.9 million in the third quarter of 2025 and decreased by $5.6 million in the first nine months of 2025 when compared with the prior-year period primarily due to lower average debt balances.

Other (income) expense, net - Other (income) expense, net for the third quarter of 2025 was a loss of $0.3 million compared with a gain of $0.1 million in the third quarter of 2024. The change for the third quarter of 2025 was primarily due to lower equity earnings of unconsolidated companies within the food and nutrition sector when compared to the prior-year period. Other (income) expense, net for the first nine months of 2025 was a gain of $3.1 million compared with a loss of $5.2 million for the first nine months of 2024. For the first nine months of 2025, the change was primarily due to higher equity earnings of unconsolidated companies within the food and nutrition sector and lower foreign currency losses as compared to the prior-year period.

Income tax provision - Income tax provision decreased to $4.2 million for the third quarter of 2025 compared with $7.9 million for the third quarter of 2024 and decreased to $25.2 million for the first nine months of 2025 compared with $25.6 million for the first nine months of 2024. The decrease in both periods is primarily due to decreased earnings in certain higher tax jurisdictions.

Financial Results by Segment

The following table presents net sales and gross profit by segment (U.S. dollars in millions), and in each case, the percentage of the total represented thereby and gross margin percentage:

	Quarter ended
	September 26, 2025					September 27, 2024
Segment	Net Sales		Gross Profit		Gross Margin	Net Sales		Gross Profit		Gross Margin
Fresh and value-added products	$610.5	60%	$68.3	84%	11.2%	$623.7	61%	$63.3	67%	10.1%
Banana	358.0	35%	4.6	6%	1.3%	345.3	34%	21.3	23%	6.2%
Other products and services	53.4	5%	7.9	10%	14.8%	50.5	5%	9.2	10%	18.2%
Total	$1,021.9	100%	$80.8	100%	7.9%	$1,019.5	100%	$93.8	100%	9.2%

	Nine months ended
	September 26, 2025					September 27, 2024
	Net Sales		Gross Profit		Gross Margin	Net Sales		Gross Profit		Gross Margin
Fresh and value-added products	$2,016.2	61%	$222.4	76%	11.0%	$1,994.6	61%	$197.2	68%	9.9%
Banana	1,131.7	34%	51.4	18%	4.5%	1,119.1	34%	72.8	25%	6.5%
Other products and services	154.9	5%	19.3	6%	12.5%	153.3	5%	19.2	7%	12.5%
Totals	$3,302.8	100%	$293.1	100%	8.9%	$3,267.0	100%	$289.2	100%	8.9%

Third Quarter of 2025 Compared with Third Quarter of 2024

Fresh and value-added products

Net sales for the third quarter of 2025 were $610.5 million, compared with $623.7 million in the prior-year period. The decrease in net sales was primarily a result of lower per unit selling prices of avocados due to higher industry supply and lower net sales of fresh-cut vegetables due to strategic operational reductions during the fourth quarter of 2024, including the sale of certain assets of Fresh Leaf Farms. These decreases were partially offset by higher sales volume and per-unit selling prices of fresh-cut fruit, increased per-unit selling prices of pineapple, and tariff-related price adjustments in North America.

Gross profit for the third quarter of 2025 was $68.3 million, compared with $63.3 million in the prior-year period. The increase in gross profit was primarily driven by higher per unit selling prices of pineapple and fresh-cut fruit, partially offset by lower overall net sales.

Gross profit for the third quarter of 2025 included $0.2 million of other product-related credits as a result of insurance recoveries related to damages incurred during Hurricane Beryl in July 2024. Gross profit for the third quarter of 2024 included $0.2 million of other product-related charges, primarily as a result of $0.6 million of additional logistic and inventory write-offs incurred as a result of Hurricane Beryl, partially offset by $0.6 million of insurance recoveries related to shipment disruptions in the Red Sea during the second quarter of 2024. Gross margin increased to 11.2% from 10.1% in the prior-year period.

Banana

Net sales for the third quarter of 2025 were $358.0 million, compared with $345.3 million in the prior-year period. The increase in net sales was primarily a result of higher per unit selling prices across all of the Company's regions, including the favorable impact of fluctuations in exchange rates, primarily related to the Euro, and tariff-related price adjustments in North America. Additionally, sales volume increased in the Middle East, reflecting a recovery from the prior-year shipment disruptions caused by the Red Sea conflict. The increase in net sales was partially offset by lower sales volume in Asia and North America due to weak market demand.

Gross profit for the third quarter of 2025 was $4.6 million, compared with $21.3 million in the prior-year period. The decrease in gross profit was primarily driven by higher per unit production and procurement costs due to adverse weather conditions in our growing regions during the first half of 2025, higher distribution costs, and an allowance recorded on a receivable from an independent grower in Asia due to low production. The decrease was partially offset by higher net sales.

Gross profit for the third quarter of 2025 included $0.4 million of other product-related credits as a result of insurance recoveries related to damages incurred during Hurricane Beryl in July 2024. Gross profit for the third quarter of 2024 included $0.4 million of other product-related charges as a result of additional logistic and inventory write-offs incurred as a result of Hurricane Beryl. Gross margin decreased to 1.3% from 6.2% in the prior-year period.

Other products and services

Net sales for the third quarter of 2025 were $53.4 million, compared with $50.5 million in the prior-year period. The increase in net sales was a result of higher net sales of our third-party freight services, partially offset by lower per unit selling prices in our poultry and meats business.

Gross profit was $7.9 million for the third quarter of 2025, compared with $9.2 million in the prior-year period. The decrease in gross profit was primarily a result of lower net sales and higher production costs in our poultry and meats business. Gross margin decreased to 14.8% from 18.2% in the prior-year period.

First Nine Months of 2025 Compared with First Nine Months of 2024

Fresh and value-added products

Net sales for the first nine months of 2025 were $2,016.2 million compared with $1,994.6 million in the prior-year period. The increase in net sales was primarily a result of higher sales volume and per unit selling prices of fresh-cut fruit, higher per unit selling prices of pineapple due to strong market demand and tariff-related price adjustments in North America. These increases were partially offset by lower net sales of fresh-cut vegetables and vegetables due to strategic operational reductions during the fourth quarter of 2024, including the sale of certain assets of Fresh Leaf Farms.

Gross profit for the first nine months of 2025 was $222.4 million, compared with $197.2 million in the prior-year period. The increase in gross profit was primarily driven by higher net sales, partially offset by higher per unit production and procurement costs and higher distribution costs.

Gross profit for the first nine months of 2025 included $0.2 million of other product-related credits as a result of insurance recoveries related to damages incurred during Hurricane Beryl in July 2024. Gross profit for the first nine months of 2024 included $0.4 million of other product-related charges comprised primarily of $1.2 million of severance charges from the outsourcing of certain functions of our fresh and value-added operations and $0.6 million of additional logistic expenses and inventory write-offs incurred as a result of Hurricane Beryl, partially offset by $1.6 million of insurance recoveries, net of expenses, associated with damages tied to the flooding of a seasonal production facility in Greece during 2023. Gross margin increased to 11.0% compared with 9.9% in the prior-year period.

Banana

Net sales for the first nine months of 2025 were $1,131.7 million, compared with $1,119.1 million in the prior-year period. The increase in net sales was primarily a result of tariff-related price adjustments in North America, higher sales volume in the Middle East due to the prior-year period being impacted by shipment disruptions as a result of the Red Sea conflict and higher per unit selling prices in Europe due to increased demand. The increase was partially offset by lower sales volume in North America, primarily due to lower industry supply and adverse weather in production areas during the first half of the year, and lower sales volume in Asia due to reduced supply and lower per unit selling prices in the first half of the year driven by an excess of local seasonal fruits in the market which resulted in reduced demand.

Gross profit for the first nine months of 2025 was $51.4 million, compared with $72.8 million in the prior-year period. The decrease in gross profit was primarily a result of higher per unit production and procurement costs due to adverse weather conditions in our growing regions and higher distribution costs. The decrease was partially offset by higher net sales.

Gross profit for the first nine months of 2025 included $0.4 million of other product-related credits, as a result of insurance recoveries related to damages incurred during Hurricane Beryl in July 2024. Gross profit for the first nine months of 2024 included $0.4 million of other product-related charges, primarily as a result of additional logistic expenses and inventory write-offs associated with Hurricane Beryl. Gross margin decreased to 4.5% compared with 6.5% in the prior-year period.

Other products and services

Net sales for the first nine months of 2025 were $154.9 million, compared with $153.3 million in the prior-year period. The increase in net sales was a result of higher net sales in our third-party freight services, partially offset by lower per unit selling prices in our poultry and meats business.

Gross profit for the first nine months of 2025 was $19.3 million compared with $19.2 million in the prior-year period. The slight increase in gross profit was primarily a result of higher net sales, partially offset by an increase in per unit production costs related to our poultry and meats business. Gross margin of 12.5% was in line with 12.5% in the prior-year period.

Liquidity and Capital Resources

Fresh Del Monte Produce Inc. is a holding company whose only significant asset is the outstanding capital stock of our subsidiaries that directly or indirectly own all of our assets. We conduct all of our business operations through our subsidiaries. Accordingly, as of September 26, 2025, our principal sources of liquidity were (i) cash generated from operations of our subsidiaries, (ii) our combined $796 million of credit facilities, including $750 million associated with our amended senior unsecured revolving credit facility, with an available capacity of approximately $606 million and (iii) existing cash and cash equivalents of $97.2 million. The loan commitments under our credit facilities can be used for working capital or other general corporate purposes. On a long-term basis, we will continue to rely on our credit facilities for any long-term funding not provided by cash generated from operations of our subsidiaries.

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

On February 21, 2025, our Board of Directors approved a stock repurchase program ("Stock Repurchase Program") of up to $150 million of our ordinary shares. During the first nine months of 2025, we repurchased 455,364 shares for $14.8 million under the Stock Repurchase Program, of which 201,514 shares for $7.2 million were purchased during the third quarter of 2025. The Stock Repurchase Program has no expiration date and will continue until otherwise modified or terminated by the Company's Board of Directors at any time in its sole discretion.

A summary of our cash flows is as follows (U.S. dollars in millions):

	Nine months ended
	September 26, 2025	September 27, 2024
Summary cash flow information:
Net cash provided by operating activities	$234.2	$187.2
Net cash (used in) provided by investing activities	(34.4)	1.0
Net cash used in financing activities	(135.3)	(172.1)
Effect of exchange rate changes on cash	0.1	0.9
Net increase in cash and cash equivalents	64.6	17.0
Cash and cash equivalents, beginning	32.6	33.8
Cash and cash equivalents, ending	$97.2	$50.8

Operating Activities

Net cash provided by operating activities was $234.2 million for the nine months ended September 26, 2025 compared with $187.2 million for the nine months ended September 27, 2024, an increase of $47.0 million. The increase was primarily attributable to working capital fluctuations, mainly due to lower levels of accounts receivables driven by the timing of collections and lower levels of finished goods inventory compared to the prior-year period. Partially offsetting these factors was a larger increase in accounts payable and accrued expenses in the prior-year period, mainly relating to the timing of period-end payments.

At September 26, 2025, we had working capital of $609.4 million, compared with $599.8 million at December 27, 2024, an increase of $9.6 million. The increase in working capital was primarily due to higher levels of cash and cash equivalents. Partially offsetting the increase in working capital were lower levels of inventory due to seasonality and higher levels of accounts payable and accrued expenses due to timing of payments near period end.

Investing Activities

Net cash used in investing activities for the nine months ended September 26, 2025 was $34.4 million, compared with net cash provided by investing activities of $1.0 million for the nine months ended September 27, 2024. Net cash used in investing activities for the nine months ended September 26, 2025 primarily consisted of capital expenditures of $35.7 million which mainly included expenditures related to (i) improvements to our banana and pineapple operations in Central America and (ii) investments in our operations and production facilities in North America benefiting both our fresh and value-added products and banana segments, and (iii) improvements to our pineapple operations in Kenya. Net cash used in investing activities for the nine months ended September 26, 2025 also included $11.7 million in investments in unconsolidated companies in the food and nutrition sector that align with our long-term strategy and vision. Partially offsetting the net cash used in investing activities for the nine months ended September 26, 2025 were proceeds from the sale of property, plant and equipment of $11.8 million which primarily relate to the sale of a carrier vessel, two idle properties in Chile, and idle land in Guatemala.

Net cash provided by investing activities for the nine months ended September 27, 2024 primarily consisted of proceeds from the sale of property, plant and equipment of $35.6 million which mainly related to the sale of three facilities in South America, insurance recoveries received for damage to property, plant and equipment of $5.7 million primarily relating to the flooding of a seasonal production facility in Greece during 2023, and installment payments received from the sale of our plastics business subsidiary in South America during the prior year.

Financing Activities

Net cash used in financing activities for the nine months ended September 26, 2025 was $135.3 million, compared with $172.1 million for the nine months ended September 27, 2024. Net cash used in financing activities for the nine months ended September 26, 2025 primarily consisted of net repayments on debt of $71.1 million, dividends paid of $43.1 million and the repurchase and retirement of ordinary shares of $14.8 million as part of our stock repurchase program announced in February 2025.

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

The 2024 Amended Credit Facility contains similar financial covenants to those included within the Second A&R Credit Agreement. Specifically, it requires us to maintain 1) a Consolidated Leverage Ratio of not more than 3.75 to 1.00 at any time during any period of four consecutive fiscal quarters, subject to certain exceptions and 2) minimum Consolidated Interest Coverage Ratio of not less than 2.25 to 1.00 as of the end of any fiscal quarter. Additionally, it requires us to comply with certain other covenants, including limitations on capital investments, the amount of dividends that can be paid in the future, the amounts and types of liens and indebtedness, material asset sales, and mergers. Under the 2024 Amended Credit Facility, we are permitted to declare or pay cash dividends in any fiscal year up to an amount that does not exceed the greater of (i) an amount equal to (1) the greater of (A) 50% of the Consolidated Net Income (as defined in the 2024 Amended Credit Facility) for the immediately preceding fiscal year or (B) $25 million (the "Base Dividend Basket") plus (2) commencing in the fiscal year ending December 26, 2025 any portion of the Base Dividend Basket not used in the immediately preceding fiscal year, or (ii) the greatest amount which would not cause the Consolidated Leverage Ratio (determined on a pro forma basis as of the date of declaration or payment) to exceed 3.50 to 1.00. It also provides an allowance for stock repurchases to be an amount not exceeding the greater of (i) (A) $50,000,000 (the "Base Redemption Basket") plus (B) commencing in the fiscal year ending December 26, 2025, any portion of the Base Redemption Basket not used in the immediately preceding fiscal year or (ii) the greatest amount which would not cause the Consolidated Leverage Ratio (determined on a pro forma basis as of the date of such repurchase) to exceed 3.50 to 1.00. As of September 26, 2025, we were in compliance with all the covenants contained in the 2024 Amended Credit Facility.

In addition to the indebtedness under our 2024 Amended Credit Facility, our material cash requirements include contractual obligations from other working capital facilities and lease obligations. Refer to Note 8. "Debt and Finance Lease Obligations" of the accompanying unaudited consolidated financial statements for more information regarding these material cash requirements.

As of September 26, 2025, we had $606.1 million unused borrowing capacity, net of letters of credit and guarantees, primarily under the 2024 Amended Credit Facility.

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

Stock Repurchase Program

On February 21, 2025, our Board of Directors approved a stock repurchase program ("Stock Repurchase Program") of up to $150 million of our ordinary shares. During the nine months ended September 26, 2025, we repurchased approximately 455,000 shares for $14.8 million under the Stock Repurchase Program. The Stock Repurchase Program has no expiration date and will continue until otherwise modified or terminated by the Company's Board of Directors at any time in its sole discretion.

Contractual Obligations

As of September 26, 2025, there were no material changes in our commitments or contractual obligations as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 27, 2024.

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K for the fiscal year ended December 27, 2024. There were no material changes to these critical accounting policies or estimates during the third quarter of 2025.

Fair Value Measurements

Our results of operations and financial condition are exposed to fluctuations in currency exchange rates against the U.S. dollar, and we mitigate that exposure by entering into foreign currency forward contracts. Certain of our subsidiaries periodically enter into foreign currency forward contracts in order to hedge portions of forecasted sales or cost of sales denominated in foreign currencies which generally expire within one year. The fair value of our foreign currency cash flow hedges was a net liability position of $1.6 million as of September 26, 2025 compared to a net asset position of $0.3 million as of December 27, 2024 due to the relative weakening of exchange rates when compared to contracted rates and additional foreign currency cash flow hedges entered into during the nine months ended September 26, 2025.

We are exposed to fluctuations in variable interest rates on our results of operations and financial condition, and we mitigate that exposure by entering into interest rate swaps from time to time. During 2018, we entered into interest rate swaps in order to hedge the risk of the fluctuation on future interest payments related to a portion of our variable rate borrowings through 2028. On July 19, 2024, we agreed to terminate our outstanding interest rate swap agreement in exchange for $7.3 million, net of fees of $0.2 million. Based on our assessment that the originally hedged cash flows associated with our variable rate borrowings remain probable, the proceeds received as a result of the termination of our outstanding interest rate swap agreement will remain in accumulated other comprehensive loss and be reclassified to earnings through interest expense over the remaining life of the hedged debt. At September 26, 2025, $3.2 million remained in accumulated other comprehensive loss related to the terminated interest rate swap, of which $1.4 million is expected to be reclassified to earnings through interest expense over the next twelve months.

We enter into derivative instruments with counterparties that are highly rated and do not expect a deterioration of our counterparty’s credit ratings; however, the deterioration of our counterparty’s credit ratings would affect the Consolidated Financial Statements in the recognition of the fair value of the hedges that would be transferred to earnings as the contracts settle. We expect that $0.2 million of the net fair value of our cash flow hedges recognized as a net loss in accumulated other comprehensive loss, inclusive of amounts associated with our interest rate swap terminated during the quarter ended June 28, 2024, will be transferred to earnings during the next 12 months, and the remaining net gain of $1.8 million over the following 3 years, along with the earnings effect of the related forecasted transactions

The fair value of the banana reporting unit's goodwill and the prepared food reporting unit's goodwill and remaining trade names and trademarks are sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets. We disclosed the sensitivity related to the banana reporting unit's goodwill and the prepared food reporting unit's goodwill and trade names and trademarks in our Annual Report on Form 10-K for the year ended December 27, 2024. During the quarter ended September 26, 2025, we did not record impairment charges associated with these reporting units or trade names and trademarks, however we continue to monitor their performance.

Potential impairment exists if the fair value of a reporting unit to which goodwill has been allocated is less than the carrying value of the reporting unit. Future changes in the estimates used to conduct our impairment review, including our financial projections and changes in the discount rates used, could cause the analysis to indicate that our goodwill or trade names and trademarks are impaired in subsequent periods and result in a write-off of a portion or all of goodwill or trade names and trademarks. In addition, certain definite-lived assets in the Philippines related to our banana segment are sensitive to changes in estimated cash flows. During the quarter ended September 26, 2025, as a result of our decision to abandon two operations in the Philippines where these assets were located, we recorded impairment charges of $35.7 million.

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
•our expectations regarding our planned divestiture of substantially all operating assets of our Mann Packing business;
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
•the risk that we may not be able to consummate the Mann Packing transaction;
•the ability and willingness of each party to fulfill their respective closing conditions with respect to the Mann Packing transaction;
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

Item 4.        Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 26, 2025. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Such officers also confirm that there were no changes to our internal control over financial reporting during the quarter ended September 26, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

Tax related matters

In one foreign jurisdiction, we are currently contesting tax assessments related to the 2012-2015 audit years and the 2016 audit year in both the administrative court and the judicial court. During 2019 and 2020, we filed actions contesting the tax assessment in the administrative office. Our initial challenge to each of these tax assessments was rejected, and we subsequently lost our appeals at the administrative court. We have subsequently filed actions to contest each of these tax assessments in the country’s judicial courts. In addition, we have filed a request for injunction to the judicial court to stay the tax authorities' collection efforts for these two tax assessments, pending final judicial decisions. The court granted our injunction with respect to the 2016 audit year, however denied our injunction with respect to the 2012-2015 audit years. We timely appealed the denial of the injunction, and on August 10, 2022 the appellate court overturned the denial and granted our injunction for the 2012-2015 audit years with a trial date set for July 4, 2025. During June 2025, we were notified of the hearing being suspended until further notice due to a pending constitutional remedy affecting a rule included in the arguments. Pursuant to local law, we registered real estate collateral with an approximate fair market value of $7.2 million in connection with the grant of the 2016 audit year injunction. This real estate collateral has a net book value of $3.8 million as of the quarter ended September 26, 2025. In addition, in connection with the grant of the 2012-2015 audit year injunction, we registered real estate collateral with an approximate fair market value of $30.2 million, and a net book value of $4.6 million as of the quarter ended September 26, 2025. The registration of this real estate collateral does not affect our operations in the country.

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

We depend on the Del Monte® brand and other proprietary brands in marketing our products. Any events or rumors that cause consumers and/or institutions to no longer associate these brands with high-quality and safe food products may materially adversely affect the value of our brand names and demand for our products. Allegations involving the safety or security of our products, facilities, employees, or other members of the public, even if untrue, that we are not respecting the human rights found in our Human Rights Policy, which adheres to the United Nations Universal Declaration of Human Rights; actual or perceived failure by our suppliers or other business partners to comply with applicable labor and workplace rights laws, including child labor laws and equal pay laws, or their actual or perceived abuse or misuse of migrant workers or the like could negatively affect our Company’s overall reputation and brand image, which in turn could have a negative impact on our products’ acceptance by consumers or customers. For example, allegations regarding human rights violations have been made regarding our Kenya subsidiary. Any media coverage resulting therefrom, could create a negative public perception of our business, which in turn could have a negative impact on our products’ acceptance by consumers or customers.

Furthermore, our Licensor has recently faced financial difficulties, and, together with 17 of its affiliates, filed for chapter 11 bankruptcy in July 2025, where the Licensor is currently pursuing a sale of substantially all of its assets, including its trademarks. At the time of the filing of such bankruptcy, there was market confusion as to our relationship with the bankrupt entity and whether our company was likewise in bankruptcy. Although the Licensor is a separate private entity and not affiliated with us, the use of the Del Monte® trademark licensed to us and the use of a similar entity name by the Licensor may tarnish our brand and reputation. Adverse information about our brand, whether or not true, may be instantly and easily posted on social media platforms at any time, especially given the rise of influencer marketing in the food industry. Negative publicity of this kind may potentially perpetuate marketplace confusion and adversely affect our relationship with customers and suppliers. The harm may be immediate without affording us an opportunity for redress or correction. We also share the Del Monte® brand with unaffiliated companies that manufacture, distribute and sell canned or processed fruits and vegetables, dried fruit, snacks, nuts and other products. Acts or omissions by these companies, including an instance of food-borne contamination or disease, may adversely affect the value of the Del Monte® brand. As a result, our reputation and the value of the Del Monte® brand may be adversely affected by negative consumer perception which could adversely affect our sales.

We rely on protection of our intellectual property and proprietary rights.

Our success also depends on our ability to protect our intellectual property rights. We rely primarily on patent, copyright, trademark and trade secret laws to protect our proprietary technologies. We protect our technology by, among other things, filing patent applications to protect innovations relating to our business in the U.S., the EU and selected foreign jurisdictions. Our trademarks and brand names are registered in jurisdictions throughout the world. Our right to use the Del Monte trademarks originates through an exclusive, perpetual, royalty-free license that provides us the right to use the Del Monte trademark with respect to fresh fruit, vegetable and produce products worldwide, including in the United States and other food and beverage products in specified countries outside the United States. While we intend to use our best efforts to keep these filings current and seek protection for new trademarks to the extent consistent with business needs, our rights could be subject to actions outside of our control.

For example, Del Monte Foods Corporation II Inc., the owner of the Del Monte trademarks, together with 17 of its affiliates, recently filed for chapter 11 bankruptcy, where it is currently pursuing a sale of substantially all of its assets, including its trademarks. While we believe that our right to use the Del Monte® trademark under our licenses is and will be legally enforceable against any purchaser of the debtors’ assets, the enforceability of trademark licenses under bankruptcy law has been subject to challenge in certain circumstances. In addition, a new owner of the trademark could be a third-party whose interests conflict with ours, or who is not able or willing to take the necessary steps to maintain and protect the Del Monte trademarks worldwide, which could adversely affect the costs and risks associated with sharing the Del Monte® trademark. We also rely on trade secrets and proprietary know-how and confidentiality agreements to protect our technologies and processes. If our license to use the Del Monte brand or our other intellectual property rights are not protected, it will be easier for our competitors to offer similar products, which could materially and adversely affect our business, financial conditions and results of operations.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table provides information regarding our purchases of ordinary shares during the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
June 28, 2025 to July 25, 2025	—	$—	—
July 26, 2025 to August 22, 2025	98,612	$36.45	98,612
August 23, 2025 to September 26, 2025	102,902	$35.09	102,902
Total	201,514			$135,186,878

(1)On February 21, 2025, our Board of Directors approved a share repurchase program of up to $150 million of our ordinary shares. The program does not obligate the Company to purchase a minimum amount of shares.

Item 5.        Other Information

Rule 10b5-1 Trading Plans

During the quarter ended September 26, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as follows:

On September 16, 2025, Mohammed Abu Ghazaleh, the Company's Chief Executive Officer, entered into a Rule 10b5-1 sales plan (the "Abu Ghazaleh 10b5-1 Sales Plan") intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act for the sale of up to 50,811 of the Company's ordinary shares. The Abu Ghazaleh 10b5-1 Sales Plan will remain in effect until the earlier of (i) May 19, 2026, (ii) the date on which all trades set forth in the Abu Ghazaleh 10b5-1 Sales Plan have been executed, or (iii) such time as the Abu Ghazaleh Sales Plan is otherwise terminated according to the terms provided for under the plan.

Item 6.        Exhibits

Exhibit No.	Description
31.1**	Certification of Chief Executive Officer filed pursuant to 17 CFR 240.13a-14(a).
31.2**	Certification of Chief Financial Officer filed pursuant to 17 CFR 240.13a-14(a).
32*	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 17 CFR 240.13a-14(b) and 18 U.S.C. Section 1350.
101.INS***	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH***	Inline XBRL Taxonomy Extension Schema Document.
101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
_____________________
*    Furnished herewith.
**    Filed herewith.

***    Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 26, 2025 and December 27, 2024, (ii) Consolidated Statements of Operations for the quarters and nine months ended September 26, 2025 and September 27, 2024, (iii) Consolidated Statements of Comprehensive Income for the quarters and nine months ended September 26, 2025 and September 27, 2024, (iv) Consolidated Statements of Cash Flows for the nine months ended September 26, 2025 and September 27, 2024, (v) Consolidated Statements of Shareholders' Equity for the quarters and nine months ended September 26, 2025 and September 27, 2024 and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fresh Del Monte Produce Inc.

Date:	October 29, 2025	By:	/s/ Mohammed Abbas
Mohammed Abbas
Executive Vice President & Chief Operating Officer (Duly Authorized Officer)

		By:	/s/ Monica Vicente
Monica Vicente
Senior Vice President & Chief Financial Officer (Principal Financial Officer)