Form 10-K
period 2025-12-26
FRESH DEL MONTE PRODUCE INC
filed 2026-02-19
CIK 1047340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2025

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

 Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No   ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of Ordinary Shares held by non-affiliates at June 27, 2025, the last business day of the registrant’s most recently completed second quarter, was $1,079,979,727 based on the number of shares held by non-affiliates of the registrant and the reported closing price of Ordinary Shares on June 27, 2025 of $32.06.

As of February 6, 2026, there were 47,383,526 ordinary shares of Fresh Del Monte Produce Inc. issued and outstanding.

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
◦fresh-cut fruit in the United States, Japan, Saudi Arabia, South Korea, United Arab Emirates, and the United Kingdom;
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

•Banana

•Other products and services - includes our third-party freight and logistic services business, our Jordanian poultry and meats business and our specialty ingredients business (previously referred to as our biomass initiatives).

We market and distribute our products to retail stores, club stores, convenience stores, wholesalers, distributors and foodservice operators in more than 80 countries around the world. North America is our largest market, accounting for 58% of our net sales in 2025. Our other major markets are Europe, the Middle East (which includes North Africa) and Asia. Our net sales by region for the year 2025 are depicted in the chart below.

2025 Net Sales by Region

Other
2%
Asia
9%
Middle East
10%
Europe
21%
North America
58%

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

Del Monte Foods Acquisition

On January 15, 2026, we were selected as the successful bidder by the United States Bankruptcy Court for the District of New Jersey (the “Court”) to acquire select assets of Del Monte Foods Corporation II Inc. and its affiliates ("Del Monte Foods") for approximately $285 million plus the assumption of certain liabilities following a competitive bankruptcy auction process under Section 363 of the U.S. Bankruptcy Code. The Court subsequently approved the sale order and execution of an Asset Purchase Agreement (“APA”) on February 6, 2026. Under the APA, we will acquire (i) the prepared and packaged foods businesses of Del Monte Foods comprising canned vegetable, tomato, and refrigerated fruit business assets operated under the Del Monte®, S&W®, Contadina®, Take Root Organics® trademarks, (ii) the bubble tea business operated under the Joyba® trademarks, (iii) four US facilities, two facilities in Mexico, and one facility in Venezuela and (iv) global ownership of the Del Monte® brand, which is subject to existing licensing arrangements across different regions and categories (the “Acquisition”). The APA also provides for the assumption of customer and supplier contracts as defined in the APA, as well as inventory at closing to help support uninterrupted service to the existing customer base. The Acquisition brings the Del Monte® brand under a single owner for the first time in nearly four decades, allowing our business to align fresh and shelf-stable foods under one integrated strategy while leveraging our distribution network and infrastructure within North America. We expect to finance the Acquisition through a combination of cash on hand, existing escrow deposits of $28.5 million made pursuant to the terms of the bankruptcy auction, and availability under our existing revolving credit facility. The Acquisition, which we expect to close during the first quarter of 2026, remains subject to regulatory clearances, including under the Hart-Scott-Rodino Act, and other customary closing conditions.

Sourcing and Production

A graphic depicting our geographic sales and sourcing operations as of the end of 2025 is shown below.

We source our fresh produce products primarily from Central and South America, North America, and the Philippines, and our prepared food products from Africa, Europe, and the Middle East. We also produce, market and distribute certain prepared food products in North America based on our agreement with Del Monte Pacific Limited and its subsidiary Del Monte Foods, Inc.

Our products are sourced from company-controlled operations and through supply contracts with independent producers. In 2025, 52% of the fresh produce we sold was grown on company-controlled farms and the remaining 48% was acquired primarily through supply contracts with independent growers. Costa Rica is our most significant sourcing location representing approximately 34% of our total sales volume of fresh produce products and where 41% of our property, plant and equipment was located in 2025.

Fresh and value-added products

Our fresh and value-added products segment includes sales of the following product categories:

Fresh-cut produce (fresh-cut fruit and fresh-cut vegetables)

Our fresh-cut produce sales in 2025 represented 20% of our total net sales. Our largest selling market for our fresh-cut products was North America, which accounted for 69% of our fresh-cut fruit sales and 74% of our fresh-cut vegetable sales in 2025. We also sold fresh-cut produce in Europe, Asia, and the Middle East.

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

Pineapples

We believe that we are the leading marketer of fresh pineapples in the United States and a leading marketer worldwide based on internally generated data. Our pineapple net sales in 2025 represented 16% of our total net sales, and were primarily concentrated in North America (accounting for 57% of our total pineapple sales), followed by Europe (25%), Asia (9%), and the Middle East (9%).

Our Del Monte Gold® Extra Sweet pineapple, which was launched in 1996 as a then-new variety, has an enhanced taste, golden shell color, and bright yellow flesh and has replaced other traditional pineapple varieties in popularity and demand. The production and sale of premium pineapples in the market has also led to increased competition. In recent years, we have continued our efforts to innovate our product lines, including with the launch of our proprietary Pinkglow® pineapple in 2020 and with the relaunch of our Honeyglow® pineapple in 2021. In 2022, as a further showcase of our diverse product line in the pineapple space, we announced the launch of our Del Monte Zero™ carbon neutral pineapple, which provides consumers with a unique opportunity to support climate-conscious produce. This pineapple product line extension is grown in Costa Rica and has been certified as sustainably grown by a third-party certification body. In January 2024, we launched our Rubyglow® pineapple, debuting exclusively in China and later in the United States, which features a red exterior and bright yellow flesh as part of our expansion into the market. We expanded the launch of our Rubyglow® pineapple in Europe in early 2025.

Pineapples are grown in tropical and sub-tropical locations. The principal production and procurement areas for our pineapples are Costa Rica, the Philippines, and Kenya.

Pineapples have a long growing cycle of 18 months and require re-cultivation after one to two harvests. Growing pineapple requires a higher level of capital investment, as well as greater agricultural expertise as compared to bananas. Given the complexity of pineapple cultivation relative to our bananas, a higher percentage of the fresh pineapples we sell (81% by volume in 2025) is produced on company-controlled farms.

Avocados

Avocado net sales represented 8% of our total net sales during 2025. Avocados are one of the fastest growing produce items in the United States. According to a USDA report, the quantity of avocados available per person, a proxy for consumption, has tripled over the past two decades. Additionally, The Packer, a leading fresh produce publication, reported over the most recent three years that an average of approximately 55% of consumers in the U.S. purchased avocados over the same time period. During 2025, our largest selling market for avocados was North America, which made up 97% of our avocado net sales. We believe opportunity exists to expand our avocado net sales in international markets.

Our avocados are sourced principally from Mexico where we have our own sourcing operations and sorting and packing facility, ensuring a consistent supply of high-quality avocados year-round. Our supply of avocados are supplemented from independent growers in the United States, Colombia, and Peru. In August 2025, we announced the formation of a Colombian-based joint venture to expand our sourcing of avocados in Colombia for our North America and European markets.

Prepared Foods

Prepared foods net sales represented 7% of our total net sales during 2025. We have a royalty-free, perpetual license to use the Del Monte® trademark in connection with the production, manufacture, sale and distribution of prepared food, including beverages, in over 100 countries throughout Europe, Africa, the Middle East and certain Central Asian countries. We can also produce, market and distribute certain prepared food products in North America based on our agreement with Del Monte Pacific Limited. The Del Monte® brand has a reputation with both consumers and retailers for value, quality and reliability and is considered a premier brand in many Western European markets. In addition to under the Del Monte® label, our prepared food products are also sold under the buyers’ own private label for major retailers.

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

Banana

Bananas are the leading internationally traded fresh fruit in terms of volume and dollar sales and one of the best-selling fresh fruits in the United States. According to a 2025 publication by The Packer, bananas were the most popular item in the produce department, purchased by 92% of consumers in the U.S. over the past twelve months.

We believe that we are the third-largest marketer of bananas in the United States and a leading marketer in other markets worldwide, based on internally generated data. Our banana net sales in 2025 represented 34% of our total net sales, and were primarily concentrated in North America (accounting for 46% of our total banana sales), followed by Europe (26%), Asia (16%), and the Middle East (11%). Our ability to provide our customers with a year-round supply of high-quality Del Monte® bananas is important to maintaining our existing customer relationships and attracting new customers. Our position as a volume shipper of bananas has also allowed us to make regular shipments of a wide array of other fresh produce, such as pineapples, melons and plantains, and has positioned us to expand our third-party ocean freight services, thereby reducing our average per-box logistics costs and maintaining higher quality produce with a longer shelf life.

Bananas have a relatively short growing cycle and are grown in tropical locations with humid climates and heavy rainfall, such as Central and South America, the Caribbean, Asia and Africa. Bananas are grown throughout the year in these locations, although demand and prices fluctuate based on the relative supply of bananas and the availability of seasonal and alternative fruit.

We produce bananas on Company-controlled farms in Costa Rica, Guatemala, the Philippines, Panama and Brazil, and we purchase bananas from independent growers in Guatemala, the Philippines, Ecuador, and Colombia. In 2025, we produced approximately 47% of the banana volume we sold on Company-controlled farms, and we purchased the remainder from independent growers. Although our supply contracts are primarily long-term, we also make purchases in the spot market, primarily in Ecuador. In Ecuador and Costa Rica, there are minimum export prices for the sale of bananas, which are established and reviewed on a periodic basis by the respective governments.

In the Philippines, we purchase the majority of our bananas through long-term contracts with independent growers. Approximately 94% of our Philippine-sourced bananas were supplied in 2025 by one grower, representing 13% of the Philippines banana industry volume in 2025. In the Philippines, we have leased approximately 610 hectares of land where we have planted approximately 505 hectares of bananas for the Asia and the Middle East markets. This amount excludes previously leased land associated with two operations in the Philippines which we abandoned during the third quarter of 2025 as a result of low profitability and reduced production.

During 2025, we began supplementing purchases of bananas for our Asia markets by sourcing from independent growers in Vietnam and Cambodia under short-term trial agreements. Further, in November 2025, we announced our signing of a strategic partnership with THACO Agri to source bananas from their operations in Vietnam and Cambodia to strengthen our sourcing in Southeast Asia.

Additionally, in early 2023, we announced a multi-year collaboration agreement with a United Arab Emirates-based ("UAE") firm to supply our Middle East and North Africa markets with bananas grown in Somalia, which started in 2025. During the late 1980s and early 1990s, Somalia was a main hub for banana exports to these regions.

Other Products and Services

Included in our other products and services segment is our third-party freight and logistic services business, our Jordanian poultry and meats business and our specialty ingredients business.

Our third-party freight and logistic services business leverages our supply chain assets, including our shipping vessels, warehouses and cold storage infrastructure as part of our efforts to expand our portfolio of services. Our third-party ocean freight services business “Network Shipping” operates as a hybrid shipping line/cargo owner and seeks to offer customers flexible and dependable access to routes between Costa Rica, Ecuador, Guatemala, Peru and the U.S. Our six refrigerated container vessels, which were delivered in 2020 and 2021, have allowed us to continue expanding this ancillary business, and provide meaningful contribution to our profitability. The business began by allowing us to optimize the excess capacity on our ships’ outbound and return voyages to and from our product sourcing locations as a way to generate incremental revenue and reduce our overall shipping costs. We have opened agencies in the U.S., Guatemala, Costa Rica, Ecuador and Peru to support the expansion of this business and better serve our customers, including by enabling better end-to-end solutions such as cold storage services at port locations and cross-docking services in addition to our ocean freight services.

In addition we provide a range of logistic services in North America, including inland freight, cross-docking, cold storage and warehousing services in an effort to further leverage our supply chain network within the region and optimize the productivity of our assets.

Our Jordanian poultry and meats business includes a vertically-integrated poultry business, including poultry farms, hatcheries, a feed mill, a slaughterhouse and a meat processing plant.

Our specialty ingredients business, previously referred to as our biomass initiatives, include a Kenyan biofertilizer plant, which will use residues from the Company's pineapple cannery to create different types of biomass products for internal use and third-party sales to other growers. In addition, our specialty ingredients business includes our majority stake in a Ugandan supplier of bulk crude and edible avocado oil which we acquired during March 2025.

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

As of the year ended December 26, 2025, we transported our fresh produce to markets using our fleet of one chartered and six owned ships, and four port facilities in the United States. We also transport our products to destinations around the world using third-party container lines that cover destinations that we do not service directly with our own fleet. Our owned ships are refrigerated container ships that we received in 2020 and 2021. These fuel-efficient vessels have allowed us to continue generating logistics cost savings, expanding our third-party ocean freight business, and ensuring the freshness and quality of our products. In addition, we operated a fleet of approximately 11,000 refrigerated containers. We operated 31 distribution centers globally, generally with cold storage and banana ripening facilities in our key markets worldwide, including the United States, South Korea, the UAE, Saudi Arabia and Hong Kong. We also operated 18 fresh-cut facilities in the United States, the United Kingdom, Japan, South Korea, the UAE, Kuwait, and Saudi Arabia, some of which are located within our distribution centers. In addition, we own or lease other related equipment, including approximately 419 trucks and refrigerated trailers used to transport our fresh produce in the United States. In the Middle East, we own or lease approximately 241 trucks used to deliver fresh produce, prepared food, and poultry products to customers.

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

Sales and Marketing

The Del Monte® brand has been used to identify premium produce products for over 130 years and is recognized by consumers worldwide for quality, freshness and reliability. We employ a variety of marketing tools, including advertising, public relations and promotions to reinforce our brand equity with consumers and the trade. Depending on the product and market, we also provide technical, logistical and merchandising support aimed at safeguarding the superior quality of our products to the ultimate consumer. Our sales activities are conducted by our sales force, which operates through sales offices worldwide and at each of our distribution centers. These commercial efforts are supported by centralized and regional marketing professionals located in key markets. A key element of our sales and marketing strategy is to use our distribution centers and fresh-cut facilities to provide value-added services to our customers. We actively support our customers through technical training in the handling of fresh produce, category management, in-store merchandising support, joint promotional activities, market research, inventory and other logistical support.

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

During 2025, one customer, Walmart, Inc. (including its affiliates), accounted for approximately 7% of our total net sales. These sales are reported in our banana and fresh and value-added products segments. No customer accounted for 10% or more of our net sales in 2025. In 2025, our top 10 customers accounted for approximately 29% of our net sales.

North America

In 2025, 58% of our net sales were in North America where we have established a highly-integrated sales and marketing network that builds on our ability to control transportation and distribution throughout our extensive logistics network. We operate a total of 20 distribution centers and fresh-cut facilities within North America. Our distribution centers have ripening capabilities and/or other value-added services. Within North America we also operate four port facilities, which include cold storage capabilities, and own an avocado packing facility in Uruapan, Mexico.

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

Europe

In 2025, 21% of our net sales were in Europe where we distribute our fresh produce and prepared food products. Our fresh produce products are distributed to leading retail chains, smaller regional customers as well as to wholesalers and distributors through direct sales and distribution centers. In the United Kingdom, we have a sales office in Staines, England and operate a fresh-cut facility in Wisbech, England. In France we outsource our banana ripening activities to third-parties, while our sales and marketing function is performed internally. Similarly, in Germany, our sales and marketing function is performed internally and our ripening operations were outsourced to a service provider beginning in 2022. In the Netherlands, Spain, Portugal, Italy and Poland, we have sales and marketing entities that perform direct sales of our fresh produce products.

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

Middle East and North Africa

In 2025, 10% of our net sales were in the Middle East and North Africa. In this region, we distribute our products through independent distributors and company-operated distribution facilities.

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

In the UAE and in Saudi Arabia, we also distribute our products using our own innovative retail concept through our Food and Beverage (F&B) stores. These F&B stores are small retail kiosks selling our fresh-cut produce, juice and other prepared food products and are strategically located in airports, schools, and hospitals.

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

Asia

In 2025, 9% of our net sales were in Asia. We distribute our products in Asia through direct marketing and large distributors. Our principal markets in this region are Japan, South Korea, mainland China and Hong Kong.

•In Japan, we distributed 100% of the products we sold in 2025 through our own direct sales and marketing organization and we operated two fresh-cut facilities. Our products are distributed from four distribution centers located at strategic ports in Japan, which include cold storage.
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

•regulations on imports and exports by the USDA and other jurisdictions;

•regulations governing pesticide use in all source countries and residue standards in all market countries, particularly in the United States, the EU, Germany, Japan and South Korea;

•laws and regulations associated with the European Green Deal and the EU's General Food Law Regulation effort to create sustainable food systems, which could result in increased costs for our business associated with new laws and regulations;

•laws and regulations implemented by the Canadian Food Inspection Agency and other Canadian governmental departments, which could disrupt our Canadian business, including, for example, requirements relating to import licenses, traceability and food testing;

•ongoing Endocrine Disruptor Assessment programs in the EU and United States which may potentially impact availability, use and residue tolerance of some pesticides; and

•regulations governing safety, traceability, packaging, and labeling, particularly (i) in the United States where we are subject to the Federal Food, Drug, and Cosmetic Act and the Food Safety Modernization Act, and (ii) in the EU pursuant to food and safety laws issued by member states of the EU and pursuant to the General Food Law Regulation (EC No. 178/2002), where food safety policy is governed by the Farm to Fork Strategy which regulates food safety at all stages of the production and distribution process for all food products marketed within the EU, whether produced within the EU or imported from other countries. For further information about these regulations, please refer to the discussion in Item 1A. Risk Factors, “We are subject to regulations concerning food safety and protection of health and the environment.”

We believe there has been an increasing emphasis on food safety issues on the part of consumers, as well as retailers, wholesalers, distributors and foodservice operators, which could result in our business and operations being subject to increasingly stringent food safety regulations or guidelines. Recent changes of leadership at the FDA and the United States Department of Agriculture amid a change in the food regulatory landscape shaped by the Trump administration's Make America Health Again ("MAHA") initiative may have a large impact on the food industry, including new rules governing nutrition and food date labeling. For example, the FDA issued a final rule on additional traceability recordkeeping requirements, originally scheduled to be effective January 20, 2026 (which has now been extended to July 20, 2028), designed to facilitate faster identification and rapid removal of potentially contaminated food.

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

Additionally, we license the Mann®, Mann's Logo®, Broccolini® and Caulilini® brands to a third-party under an Intellectual Property Transfer and License Agreement ("the License Agreement") entered into as part of the sale of our Mann Packing business during the fourth quarter of 2025. The License Agreement provides for use of the brand names for a period of five years with the first three years licensed on a royalty-free basis.

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

	Year ended
	December 26, 2025	December 27, 2024
Net sales:
First quarter	$1,098.4	$1,107.9
Second quarter	1,182.5	1,139.7
Third quarter	1,021.9	1,019.5
Fourth quarter	1,019.5	1,013.2
Total	$4,322.3	$4,280.2
Gross profit:
First quarter	$92.2	$82.3
Second quarter	120.1	113.2
Third quarter	80.8	93.8
Fourth quarter	106.0	68.7
Total*	$399.1	$357.9

*Due to rounding, the sum of the quarterly amounts may not equal the reported amounts for the full year.

Human Capital Management

We believe in nurturing people, from consumers eating our products to our employees, suppliers, customers and the communities in which we live and work.

Employees

Our employees are our greatest asset and are directly responsible for our success in delivering fresh, quality products to consumers. Our current workforce is comprised of approximately 8,562 full-time Fresh Del Monte employees. Additionally, as of December 26, 2025, we employed over 31,466 daily, seasonal, and temporary employees, who enable us to pack our in-season fruits and vegetables. Approximately 84% of our workforce is employed in production locations. We provide our employees with competitive fixed and/or variable pay, and for eligible employees, we currently provide access to health and retirement benefits. In each of our regions, we work with local officials to calculate fair wages for our team members. We are competitive with local practices, and on average, we pay above minimum wage at our farms in Central America, Kenya, and the Philippines.

Diversity and Inclusion

We strive to foster a culture of diversity and inclusion (“D&I”) so all employees feel respected and no employee feels discriminated against. We are proud of the diversity throughout our organization and especially in our leadership team, of which 45% identify as Hispanic, 27% identify as Middle Eastern, 18% identify as Caucasian, and 9% identify as Asian. We embrace diversity throughout our company as we have employees across multiple generations and many different backgrounds. In 2025, we launched the "Fresh Perspectives" survey across targeted North America locations to strengthen trust, engagement, and inclusion, achieving an 87% participation rate and notable improvements in transparency, equity, and employee voice. We believe a diverse workforce fosters innovation and cultivates an environment of unique perspectives. As a result, D&I helps us meet the needs of our customers around the world.

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

Globally, we launch and support a variety of projects each year, from providing clean water, to funding schools, to planting trees. We work together with our team members and communities to tackle the issues they face in each of the regions we are proud to call home and are committed to doing all that we can to preserve, protect and grow programs and infrastructure that help them thrive. Our efforts, to date, include:

•Planting and donating more than 2.8 million trees in our operations and our communities;
•Supporting 39,000 students and adult learners with educational opportunities;
•Aiding in sanitation and health efforts across the globe, including conducting medical service events by providing medical consultations, free medicines, eye check-ups and other services;
•Distributing food and non-food relief items to families effected by severe tropical storms in the Philippines;
•Providing safe, treated and piped/tanker drinking water to the surround communities like Ndula Community, Nanga communities, Kayatta and institutions. Fresh water treatment plant serves Del Monte employees Eastern Zone and about 1,000 residents of neighboring Ndula scheme, Kihiumwiri and Swani Dispensary; and
•Launching the BIOJUNTOS alliance in Costa Rica's Caribbean region as an extension of our JUNTOS program, uniting public, private, nonprofit, and academic partners. Together, they drive bio-restoration and environmental education initiatives.

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

Availability of Reports and Additional Information

Our legal name is Fresh Del Monte Produce Inc., and we use the commercial name Del Monte Fresh Produce. We are an exempted holding company, incorporated under the laws of the Cayman Islands on August 29, 1996. At December 26, 2025, the close of our most recent fiscal year, members of the Abu-Ghazaleh family directly owned approximately 30.0% of our outstanding Ordinary Shares.

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

Item 1A.Risk Factors

Summary of Principal Risk Factors

We are subject to many risks and uncertainties that may affect our future financial performance and our stock price. Some of the risks and uncertainties that may cause our financial performance to vary or that may materially or adversely affect our financial performance or stock price as outlined below.

Risks Related to Global Market Conditions

Changes in the United States trade policy, including the impact of baseline tariffs, may have a material adverse effect on our business and results of operations.

Throughout 2025, the U.S. government has adopted changes to its trade policy, existing trade agreements and the use of tariffs to enforce trade policy and other countries have adopted retaliatory tariffs and trade restrictions. These tariffs and fee announcements have been followed by announcements of specific exemptions and temporary pauses, resulting in additional uncertainty to our business. For example, tariffs implemented by the U.S. government during 2025 impact various jurisdictions we sell into and from which we purchase or source, including Costa Rica, Guatemala, and Ecuador where we source the majority of our products sold into the United States. The tariffs currently exempt imports that are compliant with the United States-Mexico-Canada ("USMCA") trading agreement, which includes a wide range of fresh fruit and vegetables. However, these trade policies are subject to change with limited or no advance notice to the Company. As a result, it is uncertain what, if any, impact tariffs or other trade policy may have on products we source or partially source from Mexico, which made up approximately 11% of our North American sales during our fiscal year 2025. These actions impact U.S. inflation, particularly food price inflation, resulting in an increase in the cost of manufacturing food produce, reduced customer purchasing power, declining consumer confidence, increased price pressure, and reduced or cancelled orders and increased supply chain costs. We may be disproportionately impacted by these tariff policies based on where we source our products as compared to our competition.

We may not be able to increase prices to fully offset continued pricing pressures on various commodities, raw materials and other costs, which may impact our financial condition or results of operations.

As a producer, marketer and distributor of produce, we rely on raw materials, packaging materials, labor, distribution resources and transportation capacity. These types of materials and costs are also subject to price fluctuations arising from market conditions, weather, energy costs, currency fluctuations, supplier capacities, regulatory changes, governmental actions, import and export requirements (including tariffs), regulatory changes and acts of war or international conflict (such as the ongoing conflict in the Middle East, between Russia and Ukraine and shipping disruptions in the Red Sea). During recent years, we have experienced elevated commodity and supply chain costs, including the costs of raw materials, packing materials, labor, energy, fuel, transportation and other inputs necessary for the production and distribution of our products. The price and availability of various commodities can significantly affect our costs. We may not be able to pass along any resulting price increases to our consumers to help offset elevated costs, which could materially and adversely affect our profitability. Even if we are able to pass along costs, increased product prices may result in reductions in sales volume if consumers are less willing to pay a price differential for our branded products and instead elect to purchase lower-priced offerings or forgo some purchases altogether. This is especially relevant during an economic downturn if inflation further reduces consumer purchasing power. To the extent that price increases are not sufficient to offset these increased costs adequately or in a timely manner or if they result in significant decreases in sales volume, our business, financial condition or operating results may be adversely affected.

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

We conduct business around the world and regularly transact in foreign currencies. Consequently, our results of operations, as expressed in U.S. dollars, may vary significantly because of fluctuations in currency exchange rates. Such disparities are particularly crucial to our business because we incur a significant portion of our costs and our net sales in foreign currencies (nearly 33% of our sales in fiscal 2025). We are generally unable to adjust our sales prices locally to compensate for fluctuations in the exchange rate of the U.S. dollar and a given foreign currency. There is also a time lag between the moment we incur costs and the moment we collect payments for our products. We periodically utilize forward or collar contracts to hedge against a portion of our exposure to currency fluctuations, but we may at times be unable to agree to favorable terms or agree to terms that do not adequately offset currency fluctuations. Accordingly, if the U.S. dollar appreciates relative to the foreign currencies in which we receive sales proceeds, our operating results may be negatively affected. Our costs are also affected by fluctuations in the value, relative to U.S. dollar, of the currencies of the countries in which we have significant production operations. A weaker U.S. dollar may result in increased costs of production abroad.

Risks Related to Our Business and Operations

The loss of one or more of our largest customers, or a reduction in the level of purchases made by these customers, could negatively impact our sales and profits.

Sales to Walmart, Inc., our largest customer, amounted to approximately 7% of our total net sales in fiscal 2025, and our top 10 customers collectively accounted for approximately 29% of our total net sales. We expect that a significant portion of our revenues will continue to be derived from a small number of customers. We believe these customers make purchasing decisions based on a combination of price, product quality, consumer demand, customer service performance, desired inventory levels and other factors that may be important to them. Changes in our customers' strategies or purchasing patterns, including a reduction in the number of brands they carry, may adversely affect our sales. Customers may also reduce their purchases from us because of price increases. Additionally, our customers may face financial difficulties, including bankruptcy, or disruptions to their operations which may cause them to reduce their level of purchases from us or render them unable to satisfy their outstanding credit balances on a timely basis. If sales of our products to one or more of our largest customers are reduced or we are unable to collect payment, our business, financial condition and results of operations may be adversely affected.

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

We depend on independent growers and key suppliers to obtain products and raw materials. In the Philippines, we purchase most of our bananas through long-term contracts with independent growers. Approximately 13% of our banana net sales in 2025 were supplied by one grower in the Philippines with whom our contract is set to expire on February 28, 2026. While we believe other independent growers and key suppliers in the region will be able to provide similar volumes, our business may be negatively impacted if we are unable to fully replace these quantities in total or at similar prices. In November 2025, we announced our signing of a strategic partnership with THACO Agri to source bananas from their operations in Vietnam and Cambodia to strengthen our sourcing in Southeast Asia. Our new partnership with THACO Agri may be unable to provide volumes sufficient to offset the expiration of our prior grower contract, or may result in costs in excess of those incurred prior to the expiration of our prior grower contract. Our dependency on independent growers exposes us to various counterparty risks, including their financial health, their ability to effectively manage the weather, labor and macroeconomic factors associated with their operations as well as their willingness to meet their contractual obligations to us. If our counterparties are unable or unwilling to meet their contractual obligations to us, they may seek to increase prices, reduce volumes or cease supplying to us altogether; any of these factors could have an adverse effect on our profitability or growth if we are unable to replace the relationship with similar agreements.

Similarly, termination of our relationships with other key suppliers could adversely affect our business, financial condition or results of operations in the unlikely event that we were unable to obtain adequate equipment or supplies from other sources in a timely manner, at a reasonable cost or at all. Additionally, we may enter into seasonal purchase agreements committing us to purchase fixed quantities of produce at fixed prices. We may suffer losses if we fail to sell such fixed quantities of produce. Any of these factors could materially and adversely affect our business, financial condition and results of operations.

Disruption of our supply chain could adversely affect our business.

Damage or disruption to raw material supplies or our manufacturing or distribution capabilities due to weather, climate change, natural disaster, fire, cyber-attacks, pandemics, regulatory changes, governmental restrictions, strikes, import/export restrictions, regulatory changes, civil unrest, war, international conflict or other factors could impair our ability to produce and sell our products. Our suppliers' policies and practices can damage our reputation and the quality and safety of our products. Disputes with significant suppliers, including disputes regarding pricing or performance, could adversely affect our ability to supply products to our customers and could materially and adversely affect our sales, financial condition and results of operations. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, particularly when a product is manufactured from a single location, could adversely affect our business and results of operations, as well as require additional resources to restore our supply chain.

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

We are diversifying our product lines through expansion of our service offerings to include a higher proportion of value-added products and services, such as customized sorting and packing, direct-to-store delivery and in-store merchandising and promotional support. We have also made significant investments in distribution centers, growing operations and prepared foods facilities through capital expenditures, and have expanded our business into new geographic markets. Additionally, we are also exploring opportunities to monetize our fruit residues, including exploring the use of fruit residue for medical and non-medical applications and biofertilizer as part of our specialty ingredients business.

There may not be significant demand for these products and services, and we may not be successful in anticipating such demand for these value-added products and services or in establishing the requisite infrastructure to meet customer demand or the provision of these value-added services. If we are unable to successfully develop and integrate the diversified product lines in our value-added categories, successfully commercialize use of fruit residues, or if demand for these products does not meet expectations, we may not realize all the anticipated synergies and benefits of our investments which could have an adverse effect on our growth and our results of operations.

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

Consumer preferences for food products evolve over time. Shifts in consumer preferences that impact demand for our products can result from several factors, including dietary trends, attention to nutritional aspects and concerns about the health effects of and the sourcing of ingredients. Our ability to market and sell our products successfully in part depends on how we identify and respond to such changes by offering products that appeal broadly to consumers considering current demands. Our competitors may have a greater operating flexibility, which may permit them to better adapt to changes or to introduce new products and packaging quicker and with greater marketing support. The demand for our products may also be impacted by public commentaries and social media narratives about our products or similar products, as well as by changes in the level of advertising or promotional support that we employ or that are employed by relevant industry groups or third parties that provide competing products. If consumer preferences trend negatively with respect to any one or more of our products, our sales volumes may decline as a result.

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

Furthermore, Del Monte Foods, our Licensor has recently faced financial difficulties, and, together with 17 of its affiliates, filed for chapter 11 bankruptcy in July 2025, where the Licensor pursued a sale of substantially all of its assets, including its trademarks. At the time of the filing of such bankruptcy, there was market confusion as to our relationship with the bankrupt entity and whether our company was likewise in bankruptcy. Although the Licensor is a separate private entity and not affiliated with us, the use of the Del Monte® trademark licensed to us and the use of a similar entity name by the Licensor may tarnish our brand and reputation. Adverse information about our brand, whether or not true, may be instantly and easily posted on social media platforms at any time, especially given the rise of influencer marketing in the food industry. Negative publicity of this kind may potentially perpetuate marketplace confusion and adversely affect our relationship with customers and suppliers. The harm may be immediate without affording us an opportunity for redress or correction. Subsequent to year end, we entered into an agreement to acquire select assets of Del Monte Foods Corporation II Inc. and its affiliates as part of the aforementioned bankruptcy. For more information, see “Risk Factors - Our acquisition of Del Monte Foods may not be consummated and we may incur significant time and expenses to consummate this strategic acquisition.”

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

Our acquisition of Del Monte Foods may not be consummated and we may incur significant time and expenses to consummate this strategic acquisition.

The closing of the Del Monte Foods asset acquisition (the "Acquisition") is contingent upon a number of customary closing conditions, some of which are beyond our control. For example, the Acquisition is subject to regulatory clearances from governmental authorities, including those under the Hart-Scott-Rodino Act. Furthermore, the Acquisition is subject to the simultaneous closing of two other bankruptcy sales of other business units being sold by Del Monte Foods and its affiliates unrelated to us or the assets being acquired by us. Therefore, we are unable to accurately predict when, or if, the Acquisition will close. If we are unable to close the Acquisition for any reason, we will not realize the potential benefits of the Acquisition which may result in a material adverse effect on our business. We can provide no assurance that any required regulatory approval will not contain material conditions or restrictions. There also can be no assurance as to the cost, scope or impact on our business, results of operations, financial condition or prospects of the actions that may be required in order to obtain the necessary regulatory approvals.

We expect to incur a significant amount of non-recurring expenses in connection with the Acquisition, including legal, accounting, integration and other expenses. The amounts of these expenses will be based on a variety of factors but may be material individually or in aggregate. Many of these expenses are payable by us whether or not the Acquisition is completed. Our management is also devoting a significant proportion of their time and resources to consummate the Acquisition, however, there can be no assurance that such activities will result in the consummation of the transaction.

In the event that any of these closing conditions are not satisfied, we may not be able to consummate the Acquisition, despite the cost and time invested.

Our acquisition of Del Monte Foods may not deliver the anticipated benefits we expect.

Even if we do consummate the transaction, we may not realize the anticipated benefits. Our ability to realize the anticipated benefits of the Acquisition involves certain risks, including risks related to:

•potential difficulties in successfully assimilating and integrating acquired operations and personnel of Del Monte Foods;
•difficulty or inability to fund or finance the expanded business operations that result from the Acquisition or to satisfy liabilities or obligations acquired by the Company in connection with the Acquisition;
•disruption of the ongoing business operations, including distraction of management and key employees from other opportunities and challenges due to the integration efforts;
•difficulty integrating the Del Monte Foods' accounting, management information and other administrative systems;
•inability to retain key customers, vendors, and other business partners of Del Monte Foods;
•inability to achieve the financial and strategic goals of Del Monte Foods;
•any loss of key employees of acquired operations or any inability to hire or retain key employees necessary to integrate an acquired business or otherwise implement our growth strategy;
•unanticipated costs, litigation, or other contingent liabilities associated with the Acquisition;
•incurrence of acquisition- and integration-related costs, goodwill or in-process research and development impairment charges, or amortization costs for acquired intangible assets, that could negatively impact our operating results and financial condition;
•failure of due diligence processes to identify significant issues with product quality, legal and financial liabilities, among other things;
•inability to implement effective internal controls over financial reporting or maintain compliance with securities law requirements regarding timely filing of required pro forma information with respect to the Acquisition; and
•difficulty in maintaining or implementing controls, procedures, and policies during the transition and integration.

Additional unanticipated costs may be incurred following the consummation of the Acquisition in the course of the integration process. We cannot be certain that the elimination of duplicative costs or the realization of other efficiencies related to the integration of the business will offset the transaction and integration cost in the near term, or at all. The process of integrating acquired products into our operations may result in unforeseen operating difficulties and large expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of our business. It may also result in the loss of key customers and/or personnel and expose us to unanticipated liabilities. Further, we may not be able to retain key employees that may be necessary to operate the business we acquire, and, we may not be able to timely attract new skilled employees and management to replace them. There can be no assurance that we will be successful in integrating acquisitions into our existing business.

We may not be able to successfully consummate and manage ongoing acquisition, joint venture and business partnership activities, which could have an adverse impact on our results.

In addition to the Acquisition of Del Monte Foods, our growth strategy includes acquisitions and expansion. Accordingly, we may acquire additional businesses or enter into joint ventures or other business partnerships from time to time. These types of transactions involve certain risks, including risks related to (i) identifying appropriate acquisition candidates or business partners, (ii) potential difficulties in successfully integrating acquired operations, (iii) the quality of products of an acquired business or business partners compared to the products we provide, (iv) any loss of key employees of acquired operations or any inability to hire or retain key employees necessary to integrate an acquired business or otherwise implement our growth strategy, (v) potential diversion of our capital and management time and attention away from other important business matters and (vi) reputational and financial risks, such as potential unknown liabilities of any acquired business.

Additionally, during recent years we have made, and we may continue making, investments in unconsolidated companies within the food, nutrition, and agricultural technology sectors, as well as in other minority investments. These investments, joint ventures and business partnerships carried increased potential risks associated with the lesser degree of control that we may be able to exert due to the arrangements with our business partners. Under certain circumstances, significant declines in the fair values of these investments may require the recognition of other-than-temporary impairment losses. We may lose all or part of our investment relating to such companies if their value decreases as a result of their financial performance or for any other reason.

A sustained lack of profitability could cause us to incur impairment charges of our intangible and long-lived assets and/or record valuation allowances against our deferred tax assets.

If we incur operating losses for a sustained period of time, the carrying value of our goodwill, other intangible assets and long-lived assets could be impaired. We review for impairment annually or if indicators of impairment manifest. In particular, the goodwill associated with our banana reporting unit and the goodwill, trade names, and trademarks associated with our prepared foods reporting unit are highly sensitive to differences between estimated and actual cash flows and changes in the discount rates used to evaluate their fair value. If these reporting units do not perform as expected, the goodwill and other intangible assets associated with these reporting units may be at risk of impairment in the future. Additionally, we record impairments on long-lived assets when indicators of impairment are present and the estimated undiscounted cash flows of those assets are less than the assets’ carrying amount. If future developments result in estimated cash flows that are less than currently estimated levels, these assets could be impaired. If incurred, future impairment of our intangible and/or long-lived assets could have a material adverse effect on our results of operations. For example, during 2024 we incurred impairment charges to goodwill in our vegetable reporting unit of $1.4 million. Similarly, during 2023 we incurred impairment charges to intangible and long-lived assets in our fresh and value-added segment of $109.6 million and to goodwill in our prepared foods reporting unit of $21.6 million. These impairment charges were incurred as a result of a decline in actual and projected performance and cash flows.

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

Our business is regulated by foreign, federal, state and local environmental, health and safety laws and regulations, in the jurisdictions where our facilities are located and where our products are distributed, which may result in material compliance costs and penalties if we do not comply with these laws and regulations. These regulations affect daily operations and, to comply with all applicable laws and regulations, we have been and may be required in the future to modify our operations, purchase new equipment or make capital improvements. Changes to our processes and procedures could impose unanticipated costs and/or materially impact our business. Violations of these laws and regulations can result in substantial fines or penalties. There is no assurance that these modifications and improvements and any fines or penalties would not have an adverse effect on our business, financial condition and results of operations.

Furthermore, changes of leadership at the FDA and the USDA shaped by the Trump administration's MAHA initiative may have a large impact on the food industry, including new rules governing nutrition and food date labeling. For example, the FDA issued a final rule on additional traceability recordkeeping requirements, originally scheduled to be effective January 20, 2026 (which has been extended to July 20, 2028), designed to facilitate faster identification and rapid removal of potentially contaminated food. In addition, the Trump administration recently announced the 2025-2030 Dietary Guidelines for Americans ("DGA") which almost doubled the daily protein recommendations and inverted the old food pyramid by placing fresh produce and proteins at the widest part of the food pyramid. The DGA and MAHA's focus on "food as medicine" could influence how we market our fresh produce by highlighting nutrient-dense fruits and vegetables, while also retaining flavor. From a product standpoint, we may need to evaluate how packaging, formats and assortments can make it easier for consumers to meet the DGA, while also prioritizing convenience.

Our failure to comply with these laws and regulations, to obtain required approvals or to adapt to the new trends in the nutrition and food industry could result in fines, as well as a ban or temporary suspension on the production of our products or limit or bar their distribution, and affect our sales and development of new products, and thus materially adversely affect our business and operating results.

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

U.S. and international regulators, investors and other stakeholders are increasingly focused on environmental, social and governance matters. For example, new domestic and international laws and regulations relating to environmental, social and governance matters, including environmental sustainability and climate change, human capital management and cybersecurity, are under consideration or being adopted, such as the European Union's CSRD and California's Climate Corporate Data Accountability Act and Climate Related Financial Risk Act, and the SEC's Enhancement and Standardization of Climate-Related Disclosures for Investors, which include or may include specific, target-driven disclosure requirements or obligations. Our response will require increased costs to comply, the implementation of new reporting processes, entailing additional compliance risk, a skilled workforce and other incremental investments. While the SEC voted on March 27, 2025 to cease defending final rules under the Enhancement and Standardization of Climate-Related Disclosures for Investors resulting in these disclosure requirements no longer being applicable, the SEC has not formally rescinded the rule. Despite this action by the SEC, we expect to experience increased compliance burdens and costs to meet the regulatory obligations included in these regulatory frameworks.

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
•public health epidemics which could impact employees and the global economy;
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

The packaging and labeling of our products, and their distribution and marketing, are also subject to regulation by governmental authorities in each jurisdiction where our products are marketed. MAHA has pushed for stricter monitoring of chemicals in the food supply and the elimination of certain food and color additives. States such as Texas and Louisiana have already adopted labeling requirements for food ingredients. For instance, Texas legislation passed in June 2025 requires that food products containing any of 44 specified ingredients include a warning statement on their labels, starting in 2027. Louisiana legislation that will be effective in January 2028, mandates that food packaging include a QR code linking to a manufacturer-controlled website that must display a required disclosure for each flagged ingredient. As MAHA-inspired policies gain traction, the regulatory landscape is shifting quickly, resulting in a patchwork of state-level laws governing labeling, additives and ingredients. A failure to comply with these evolving requirements in any of the jurisdictions in which we do business could result in enforcement proceedings, an order barring the sale of part or all of a particular shipment of our products or, possibly, the sale of any of our products for a specified period. Such a development could result in significant losses and could weaken our financial condition.

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

Additionally, the European Union (EU) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (OECD) Pillar Two Framework which became effective for the Company for the 2025 fiscal year. A significant number of other countries are expected to also implement similar legislation with varying effective dates in the future. The Company may not be able to completely mitigate the impact of the legislation, which could have an adverse material effect on our financial condition, results of operations and cash flows.

In addition, adverse outcomes from tax audits in any of our major tax or operating jurisdictions, such as the U.S., Luxembourg, Switzerland, Costa Rica, Guatemala, Kenya or Japan, could materially adversely impact our operating results. For example, in connection with a current examination of the tax returns in three of these foreign jurisdictions, the taxing authorities have issued income tax deficiencies primarily related to transfer pricing aggregating approximately $260.6 million (including interest and penalties) for tax years 2012 through 2021. We strongly disagree with the proposed adjustments and we expect to exhaust all administrative and judicial remedies necessary to resolve the matters. However, these matters may not be resolved in our favor, and an adverse outcome of either matter, or any future tax examinations involving similar assertions, could have a material effect on our financial condition, results of operations and cash flows.

Risks Related to Environmental Concerns/Agricultural Operations

Our agricultural plantings are potentially subject to damage from crop disease or insect infestations, which could adversely impact our operating results and financial condition.

Fresh produce is vulnerable to crop disease and insect infestations, which vary in severity and effect based on the stage of production, the type of treatment applied and climatic conditions. Such diseases or infestations may adversely affect our supply of fresh produce items, reduce our sales volumes, increase our production costs or impair our ability to ship products as planned. For example, we previously ceased pineapple production in Brazil due to the Pineapple Fusariosis disease that became widespread in the region and in 2019, we detected Banana Fusarium Wilt Tropical Race 4 (“TR4”), a serious vascular crop disease, infecting one of our principal products, the Cavendish variety of bananas, in some areas of Southeast Asia where we source our products. In September 2025, Ecuador, the largest producer of bananas in Latin America, announced it had also detected the presence of TR4. TR4, Black Sigatoka and other crop diseases cause low-yielding banana crops, which have and may in the future result in impairment charges or increased production costs as a result of lower banana volumes produced. We remain concerned that these crop diseases could affect Southeast Asia and other growing regions like Latin America, which could lead to the destruction of all or a portion of the banana crops. We are working with agricultural experts and qualified agencies to monitor and prevent the spread of TR4 and develop contingency plans and as a result we have incurred, and will continue to incur, costs to improve our prevention strategies and to identify solutions to the spread of the disease, which may adversely impact our operating profit. Despite our efforts, we may be unable to prevent the spread of TR4. A long-term reduction in the supply of bananas or other important crops could lead to increased costs, decreased revenue, and charges to earnings that may adversely affect our business, financial condition and results of operations.

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

Fresh produce is vulnerable to adverse weather conditions, which are common but difficult to predict. The effects of natural disasters may be intensified or occur with higher frequency because of the ongoing global climate change. Severe weather conditions have and are expected to continue to adversely affect our supply of one or more fresh produce items, reduce our sales volumes, increase our unit production costs or prevent or impair our ability to ship products as planned. In the past four years, we have been impacted by severe weather conditions such as hurricanes, severe rainstorms and flooding that have resulted in inventory write-offs and asset impairment charges ranging up to $2.7 million, and we could incur similar or greater costs in the future due to such events. When severe weather, natural disasters, and other adverse environmental conditions (i) destroy crops planted on our farms or our suppliers’ farms or (ii) prevent us from exporting these crops on a timely basis, we may lose our investment in those crops and/or our costs of purchased fruit may increase, including as a result of lower production volumes. These risks can be exacerbated when a substantial portion of our production of a specific product is grown in one region, provided by a limited number of suppliers, or when it endangers one of our primary products. For example, in Costa Rica, where we source approximately 26% of our banana volumes, Costa Rica's National Banana Corporation (CORBANA) reported banana volumes decreased by approximately 21% during the first half of 2025 as a result of the overaccumulation of moisture in the soil resulting in a higher occurrence of crop diseases such as Black Sigatoka. For more information about the impact of crop disease, see “Risk Factors - Our agricultural plantings are potentially subject to damage from crop disease or insect infestations, which could adversely impact our operating results and financial condition.”

Adverse weather may also impact our supply chains, preventing us from procuring necessary supplies and delivering our products to our customers. We own or lease, manage and operate manufacturing, processing, storage and office facilities, some of which are located in areas that are susceptible to harsh weather. Risks related to natural ecosystems degradation, decreased agricultural productivity in certain regions of the world, biodiversity loss, water resource depletion and deforestation, which are partially driven or exacerbated by climate change, have and may continue to disrupt our business operations or those of our suppliers. We could be unable to accept and fulfill customer orders due to these factors as well as severe weather and natural disasters. Although we have business continuity plans, we cannot provide assurance that our business continuity plans will address all the issues we may encounter in the event of a disaster, or will not lead to increased costs affecting our profitability or other unanticipated issues.

Regulations concerning the use of pesticides, fertilizers and other agricultural products could adversely impact us by increasing our production costs or restricting our ability to import certain products into our selling markets. Furthermore, we may be subject to liability for environmental damage from the use of herbicides, pesticides and other substances or environmental contamination of our owned or leased property.

Our business depends on the use of herbicides, pesticides, fertilizers, and other agricultural products and other potentially hazardous substances in the operation of our business. The use and disposal of these products are often regulated by various agencies. A decision by a regulatory agency to significantly restrict the use of such products that have traditionally been used in the cultivation of one of our principal products could have an adverse impact on us. For example, the EPA and EU have taken a series of regulatory actions relating to the evaluation, approval and use of pesticides in the food industry. In January 2021, the EU did not renew the approval for mancozeb, a fungicide currently used in our operations, to be used within the EU member states. However, tolerances of mancozeb for products imported into the EU are still accepted and the EU is currently assessing whether these tolerances should be maintained, reduced, or eliminated. Future actions regarding the availability and use of pesticides could have an adverse effect on us by increasing our production costs, restricting our ability to import certain products, or imposing substantial penalties or bans due to noncompliance.

We may have to pay for the costs or damages associated with any improper application, accidental release or the use or misuse of pesticides, fertilizers, and other agricultural products and other potentially hazardous substances. Our insurance may not be adequate to cover such costs or damages or may not continue to be available at a price or under terms that are satisfactory to us. In such cases, payment of such costs or damages could have an adverse effect on our business, financial condition or results of operations. Certain environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act in the U.S., impose strict and, in many cases, joint and several, liability for the cost of remediating contamination, on current and former owners of property or on persons responsible for causing such contamination, which could have an adverse effect on our business, financial condition and results of operations.

Water scarcity in our growing regions could adversely affect our agricultural operations and our profitability.

Water is vital to grow the fresh produce that our business relies on. In recent years, water deficits in certain regions have become more evident. In Brazil, water shortages have previously negatively impacted our banana production, and our pineapple farms in Kenya have been affected by droughts linked to El Nino. To mitigate water risks, we have invested heavily to upgrade existing infrastructure to more efficient irrigation systems like drip or low pressure/low volume sprinkler systems in Kenya and Guatemala. The viability of agricultural land is also impacted by water-related issues. We analyze these issues in the river basin where new development might be planned. Such analysis is a part of our due diligence before investing in agricultural operations, which increases our costs. In the event of water scarcity or deterioration, we may incur increased production costs or face production constraints that may materially and adversely affect our financial condition, results of operations and cash flows.

Costs of compliance with climate change laws could have a material adverse impact on our results of operations.

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

Risks Related to Our Information Systems

Our operations and reputations could be harmed if our information technology systems fail to perform adequately.

Our businesses rely on sophisticated information technology ("IT") systems to obtain, rapidly process, analyze and manage data. We rely on these IT systems to, among other things, facilitate communications with our growers, distributors and customers; receive, process and ship orders on a timely basis, to maintain accurate and up-to-date operating and financial data for the compilation of management information and to comply with regulatory, legal and tax requirements. We utilize certain legacy IT systems, software, and hardware, some of which are nearing or at end of support. The continued operation of these systems could increase the risk of cybersecurity incidents, errors, and operational disruptions, and may require enhanced monitoring and compensating controls. Remediation, replacement, or modernization efforts may require significant capital expenditures, and if not executed effectively, could adversely affect our operations, financial condition, or results of operations. If our IT systems do not effectively collect, store, process and report relevant data for the operation of our business, whether due to equipment malfunction or constraints, software deficiencies or human error, our ability to effectively plan, forecast and execute our business plan and comply with applicable laws and regulations will be impaired, perhaps materially. Any such impairment could materially and adversely affect our reputation, financial condition, results of operations, cash flows and the timeliness with which we report our internal and external operating results. Furthermore, some of our IT systems are or may be managed, hosted by or outsourced to third party service providers to manage our business data, communications, supply chain, order entry and fulfillment and other business processes. Our IT systems and those third party service providers upon which we rely may be vulnerable to damage from a variety of sources, including telecommunications or network failures, power loss, natural disasters, human acts, computer viruses, ransomware, computer denial-of-service attacks, unauthorized access to customer or employee data or company trade secrets, and other attempts to harm our systems. Despite any precautions we may take, such problems could result in, among other consequences, disruption of our operations, which could harm our reputation and financial results.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we hold the sensitive personal data of our current and former employees, as well as proprietary information about our business, including strategic plans and intellectual property. The cyber threat landscape is growing increasingly complex and it is rapidly evolving, particularly considering growing geopolitical tensions. Cybersecurity attacks may result in the unauthorized access to or release of intellectual property, trade secrets and confidential business or otherwise protected information and corruption of our data. Such information could be leaked to competitors or the public which may result in a loss of competitive position and market share. We also have personal confidential information stored in our systems which, if stolen or leaked, could result in significant financial and legal risk, including the risk of litigation or regulatory penalties under data protection legislation in the territories in which we operate, such as the General Data Protection Regulation (EU) 2016/679 (the “GDPR”) or the California Consumer Privacy Act in the U.S. (“CCPA”). A cybersecurity incident that resulted in the disclosure of personal confidential information could lead to state or federal enforcement actions or private causes of action which could result in fines, penalties, judgments or other liabilities. Although we strive to comply with all applicable privacy laws, it is possible we could be subject to enforcement actions and litigation alleging non-compliance.

Furthermore, any damage caused by unforeseen events or system failure which causes interruptions to the input, retrieval and transmission of data or increase in the service time, whether caused by human error, natural disasters, power loss, computer viruses, intentional acts of vandalism, various forms of cybercrimes including and not limited to hacking, ransomware, intrusions and malware or otherwise, could disrupt our normal operations. We have in the past experienced, and may in the future face, hackers, cybercriminals or others gaining unauthorized access to, or otherwise misusing, our systems to misappropriate our proprietary information and technology, interrupt our business, or gain unauthorized access to confidential information. For example, in early 2023, we experienced a cybersecurity incident which impacted certain of our operational and information technology systems. Promptly upon our detection of the attack, we launched an investigation, notified law enforcement and engaged the services of specialized legal counsel and other incident response advisors. While the incident did not have a material impact on our financial results, there is no guarantee that we will have similar success with an attack in the future should one occur.

Our ability to operate efficiently and remain competitive may depend in part on our ability to adapt to technological innovation in our industry.

Our industry is experiencing increased adoption of artificial intelligence (“AI”) technologies, including applications used to support contaminant detection, logistics planning, demand forecasting, and operational risk management. We use, and expect to continue to evaluate and deploy, AI‑enabled tools to support food safety and supply chain decision‑making. While AI is not the sole driver of our business performance, our ability to operate efficiently and remain competitive may depend in part on the effective implementation and use of such technologies.

The adoption and use of AI involves challenges and risks. AI systems can be complex to develop, integrate, and maintain, and may require substantial investment, high‑quality data, ongoing monitoring, and specialized expertise. AI‑enabled tools may produce inaccurate, incomplete, or misleading outputs due to data limitations, model assumptions, or changing conditions, which could result in operational errors, service disruptions, regulatory or contractual non‑compliance, increased costs, or reputational harm. In addition, the use of AI may increase our exposure to cybersecurity, data privacy, and third‑party vendor risks.

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

Our current credit facility bears interest at a variable rate, which will generally change as interest rates change. We also have various leases, and may enter into future equipment leases, with costs that increase as interest rates increase. Interest rates rose significantly in 2023 in response to inflationary pressures in the U.S. and world economies. While inflationary pressures eased to some extent during 2025, however, it is uncertain the extent to which interests rates will continue to decrease. Furthermore, it is uncertain what actions may be taken by the U.S. government or the Federal Reserve in response to current macroeconomic conditions and how these actions may impact interest rates. We have previously utilized interest rate swaps to hedge against our exposure to interest rate fluctuations, but we may at times be unable to agree to favorable terms or agree to terms that do not adequately offset interest rate fluctuations. Accordingly, we bear the risk that the rates we are charged by our lenders and lessors will increase faster than the earnings and cash flow of our business, which could reduce profitability and adversely affect our ability to service our debt, or cause us to breach covenants contained in our credit agreement or leases, which could materially adversely affect our business, financial condition and results of operations.

Risks Related to Our Corporate Structure
Our principal shareholders are able to significantly influence all matters requiring shareholder approval.

Members of the Abu-Ghazaleh family, including our Chairman and Chief Executive Officer and one of our directors, are our principal shareholders. As of February 6, 2026, they together directly owned 30.0% of our outstanding Ordinary Shares, and our Chairman and Chief Executive Officer holds, and is expected to continue to hold, an irrevocable proxy to vote all of these shares with respect to most shareholder votes. We expect our principal shareholders to continue to use their interest in our Ordinary Shares to influence the direction of our management, the election of our directors and to determine substantially all other matters requiring shareholder approval. The concentration of our beneficial ownership may delay, deter, or prevent a change in control, may discourage bids for the Ordinary Shares at a premium over their market price and may otherwise adversely affect the market price of the Ordinary Shares.

Our organizational documents contain certain anti-takeover provisions that could delay, deter or prevent a change in control.

Various provisions of our organizational documents and Cayman Islands law may delay, deter or prevent a change in control of us that is not approved by our Board. These provisions include (i) a classified board of directors, (ii) a prohibition on shareholder action through written consents, (iii) a requirement that general meetings of shareholders be called only by a majority of the Board or by the Chairman of the Board, (iv) advance notice requirements for shareholder proposals and nominations, (v) limitations on the ability of shareholders to amend, alter or repeal our organizational documents; and (vi) the authority of the Board to issue preferred shares on such terms that are determined by the Board itself.

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
◦Third-Party Risk Management: We rely on the representations and certifications of key partnerships with suppliers recognizing these third-party relationships introduce additional cybersecurity risks. To address these third-party risks, we have established strict criteria for technology supplier selection and implemented systems to perform ongoing detection and remediation of vendor risk across our supplier ecosystem.
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

Item 2.Properties
The following table summarizes the approximate plantation acreage under production that are owned or leased by us and the principal products grown on such plantations by location as of the end of 2025:

	Acres Under Production
Location	Acres Owned	Acres Leased	Products
Costa Rica	43,886	5,187	Bananas, Pineapples, Melons
Philippines	—	9,214	Bananas, Pineapples
Guatemala	9,079	4,298	Bananas, Melons
Kenya	—	10,660	Pineapples
Chile	2,073	1,366	Non-Tropical Fruit
Panama	—	2,533	Bananas
Brazil	2,282	—	Bananas, Other Crops
United States	599	—	Melons

Our significant properties include the following, which all relate to our fresh and value-added products or banana segments unless otherwise noted:

North America

We operate a total of 20 distribution centers in the United States, of which 9 are also fresh-cut facilities. We own 7 of our distribution centers including our distribution center in Houston, Texas, a 200,000 square foot distribution center in Dallas, Texas, distribution centers in Plant City, Florida; Goodyear, Arizona; Kankakee, Illinois; Portland, Oregon, and a repack facility in Winder, Georgia. In Yuma, Arizona, we also own a cooling facility. The remaining 13 distribution centers are leased from third parties. All of our distribution centers have ripening capabilities and/or other value-added services. We own an avocado packing facility in Uruapan, Mexico. We also operate in four port facilities that include cross-docking and cold storage capabilities. In Gonzales, California, we own production facilities which we began leasing to a third party in conjunction with the sale of our Mann Packing business during the fourth quarter of 2025.

Europe

We own and operate a fresh-cut fruit facility in Wisbech, England. In Larissa, Greece, we own and operate a production facility for prepared fruit, tomato products and snacks. In Frankfurt, Germany, we own a distribution center which is currently leased to a third party.

Asia

Our products are distributed from four leased distribution centers located at strategic ports in Japan with cold storage. In Japan, we also operate two owned fresh-cut fruit facilities located in Kobe and Yokohama. In Hong Kong, we lease a distribution center located in Kwai Chung. In addition, in South Korea, we lease one distribution center located in Changwon and own two distribution centers in Eumseong and Icheon. Our distribution centers include ripening technology and other value-added services. We own one fresh-cut facility that includes fresh-cut fruit and vegetable operation located in Eumseong.

Central America

In Costa Rica, we own a juice processing plant, an IQF (individually quick frozen) fruit processing plant, and greenhouses where we produce tomatoes and other vegetables for sale in the local market. We also own greenhouses in Guatemala. In Panama, we have a banana operation on leased land; approximately 2,500 acres of this leased land were under production at the end of 2025.

South America

In Brazil, we own approximately 25,000 acres of land of which 2,300 acres are under production. In Uruguay, we own approximately 6,400 acres which are leased to a third party. In Chile, we own approximately 6,200 acres of land, of which approximately 2,000 acres are primarily used for production of non-tropical fruits. We also lease approximately 1,400 acres in Chile for non-tropical fruit production.

Africa

In Thika, Kenya, we own and operate a warehouse, a pineapple cannery, a fresh pineapple packing facility, a juice production facility and an IQF fruit processing plant. Additionally, during 2024 we opened a factory that will use our biomass products from our canning facility to produce biofertilizer and other related products.

Middle East

In Jordan, we own an integrated poultry business including poultry farms, hatcheries, a feed mill, a poultry slaughterhouse and a meat processing plant which relate to our other products and services segment. In Jordan, we also own a 25 acre hydroponic greenhouse for lettuce on leased land where we have a fresh-cut processing center. In the UAE, we lease a combined distribution and manufacturing center in Dubai. This facility includes fresh-cut fruit and vegetable operations, an ultra-fresh juice manufacturing operation and prepared foods manufacturing. In Saudi Arabia, we own 60% of a joint venture that leases two strategically located distribution centers in Jeddah and Riyadh.

Other Properties

We own our U.S. executive headquarters building in Coral Gables, Florida and our South America regional headquarters building in Santiago, Chile. We own office space in Guatemala City, Guatemala, and Amman, Jordan. Our remaining office space in North America, Europe, Asia, Central and South America and the Middle East is leased from third parties.

Item 3.Legal Proceedings

Tax related matters

In one of our foreign jurisdictions, we are currently contesting tax assessments related to the 2012-2015 audit years and the 2016 audit year in both the administrative court and the judicial court. During 2019 and 2020, we filed actions contesting the tax assessment in the administrative office. Our initial challenge to each of these tax assessments was rejected, and we subsequently lost our appeals at the administrative court. We have subsequently filed actions to contest each of these tax assessments in the country’s judicial courts. In addition, we have filed a request for injunction to the judicial court to stay the tax authorities' collection efforts for these two tax assessments, pending final judicial decisions. The court granted our injunction with respect to the 2016 audit year, however denied our injunction with respect to the 2012-2015 audit years. We timely appealed the denial of the injunction, and on August 10, 2022 the appellate court overturned the denial and granted our injunction for the 2012-2015 audit years with a trial date set for July 4, 2025. During June 2025, we were notified of the hearing being suspended until further notice due to a pending constitutional remedy affecting a rule included in the arguments. Pursuant to local law, we registered real estate collateral with an approximate fair market value of $7.3 million in connection with the grant of the 2016 audit year injunction. This real estate collateral has a net book value of $3.8 million as of the year ended December 26, 2025. In addition, in connection with the grant of the 2012-2015 audit year injunction, we registered real estate collateral with an approximate fair market value of $30.6 million, and a net book value of $4.6 million as of the year ended December 26, 2025. The registration of this real estate collateral does not affect our operations in the country.

In a separate foreign jurisdiction where we are contesting tax assessments, the administrative court denied our appeal, and on March 4, 2020 we filed an action in the judicial court to contest the administrative court's decision. The case is still pending.

In the third foreign jurisdiction, we received tax assessments related to the 2018-2021 audit years. We have filed objections contesting these assessments and have subsequently initiated appeals. Subsequent to December 26, 2025, we received an unfavorable decision related to the appeals. We will continue to contest these assessments and have pursued further appeal through the applicable appellate forum.

We will continue to vigorously contest the adjustments and to exhaust all administrative and judicial remedies necessary in these jurisdictions to resolve the matters, which could be a lengthy process.

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

As of February 6, 2026, we had 402 shareholders of record, which excludes shareholders whose shares were held by brokerage firms, depositories and other institutional firms.

Dividends

Holders of our Ordinary Shares are entitled to receive dividends when and if they are declared by our Board. Our Board declared and paid a cash dividend of $0.30 per share during the first, second, third, and fourth quarters of 2025. In addition, on February 17, 2026, our Board declared a cash dividend of $0.30 per share, payable on March 27, 2026 to shareholders of record on March 4, 2026. The declaration, amount and payment of future dividends, if any, will be at the discretion of our Board and will depend upon many factors, including our results of operations, financial condition, capital requirements, restrictions in our debt agreements and other factors that our Board deem relevant.

Purchases of Equity Securities by the Issuer

The following table provides information regarding our purchases of ordinary shares during the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
September 27, 2025 to October 24, 2025	—	$—	—
October 25, 2025 to November 21, 2025	—	$—	—
November 22, 2025 to December 26, 2025	410,409	$36.56	410,409
Total	410,409			$120,180,420

(1)On February 21, 2025, our Board of Directors approved a share repurchase program (the Stock Repurchase Program") of up to $150 million of our ordinary shares. The Stock Repurchase Program does not obligate the Company to purchase a minimum amount of shares. The Stock Repurchase Program has no expiration date and will continue until otherwise modified or terminated by the Company's Board of Directors at any time in its sole discretion. All shares repurchased during the periods above were repurchased in open market transactions pursuant to this share repurchase program.

Performance Graph

The following graph compares the cumulative five-year total return of holders of FDP ordinary shares with the cumulative total returns of the S&P Smallcap 600 and S&P 600 Food Products indexes. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from January 1, 2021 to December 26, 2025.

	1/1/2021	12/31/2021	12/30/2022	12/29/2023	12/27/2024	12/26/2025
Fresh Del Monte Produce Inc.	100.00	116.53	113.06	116.55	152.41	171.17
S&P Smallcap 600	100.00	126.82	106.40	123.48	134.22	142.30
S&P 600 Food Products	100.00	110.44	106.85	116.60	126.71	91.89

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

•Banana

•Other products and services - includes our third-party freight and logistic services business, our Jordanian poultry and meats business and our specialty ingredients business (previously referred to as our biomass initiatives).

Fiscal Year

Our fiscal year end is the last Friday of the calendar year, unless the first Friday subsequent to the end of the calendar year is January 1st (in which case our year end is January 1st). Fiscal year 2025 had 52 weeks and ended on December 26, 2025. Fiscal year 2024 had 52 weeks and ended on December 27, 2024. Fiscal year 2023 had 52 weeks and ended on December 29, 2023.

Current Macroeconomic Environment and Geopolitical Environment

Starting in fiscal year 2021, we began experiencing inflationary and cost pressures due to volatility and disruption in the global economy. These conditions, which increased our production and distribution costs, were driven by a multitude of external factors including rising interest rates, restrictions and economic impacts related to the COVID-19 pandemic, currency fluctuations, supply chain disruptions and geopolitical conflicts. Based on the stabilization of inflation in certain key markets during the latter part of 2023, we have not established further inflation-justified price increases and surcharges during 2024 and 2025. We are actively monitoring region-specific macroeconomic factors to mitigate increases in our costs, if necessary.

Throughout 2025, the U.S. government has signaled or announced numerous changes to its trade policy, including changes to existing trade agreements and the use of tariffs to enforce trade policy. The tariffs impact various jurisdictions we sell into and from which we purchase or source, including Costa Rica, Guatemala and Ecuador where we source the majority of our products sold into the United States. These tariffs currently exempt imports that are compliant with the United States-Mexico-Canada ("USMCA") trading agreement, which includes a wide range of fresh fruit and vegetables. However, these trade policies are subject to change with limited or no advance notice to the Company. As a result, it is uncertain what, if any, impact tariffs or other trade policy may have on products we source or partially source from Mexico, which makes up approximately 11% of our North American net sales.

Tariffs implemented during 2025 have and may continue to significantly increase our cost of products sold. During the year ended December 26, 2025, we incurred additional costs related to tariff charges placed on products sold into the United States which we were able to mostly mitigate through increased selling prices to our North American customers implemented during the second quarter of 2025. If we are unable to successfully sustain our increased selling prices to our customers, institute new increases for incremental tariffs, or if increased selling prices significantly impact consumer demand, we expect the impact to our gross profit in future periods to be material. The actual impact of the announced tariffs on our business is subject to a number of factors including the duration of such tariffs, changes to the countries included in the scope of tariffs in the future, changes to amounts, potential retaliatory tariffs imposed by other countries, and other variables.

Additionally, we continue to actively monitor geopolitical pressures around the world including, among others, the conflicts in the Middle East and other regional or global military conflicts. As a result of these conflicts, recent shipping disruptions in the Red Sea and surrounding waterways have created logistical pressures that have negatively impacted our business, including impacts to the availability of certain shipping routes resulting in increased shipping times. While we have taken actions to divert our shipping routes in order to minimize impacts on our business, we may not be able to mitigate the impact of additional write-offs, higher shipping rates, or longer shipping routes on our operations if conditions in the regions surrounding the Red Sea deteriorate.

Refer to the “Results of Operations" section below, as well as Part I. Item 1A, Risk Factors of this Annual Report on Form 10-K for further discussion.

Recent Developments

Acquisition of Select Assets of Del Monte Foods Corporation II Inc. and Affiliates

On February 6, 2026, the U.S. Bankruptcy Court for the District of New Jersey (the “Court”) entered a sale order and approved the Asset Purchase Agreement (the “APA”) by and among us acting in our capacity as the Buyer thereunder with Del Monte Foods Holdings Limited and certain of its affiliates (collectively “Del Monte Foods”, acting in their capacity as the Seller thereunder) for approximately $285 million plus assumption of certain liabilities. The Court selected us as the successful bidder, following a competitive bankruptcy auction process under Section 363 of the U.S. Bankruptcy Code. Under the APA, we will acquire i) the prepared and packaged foods businesses of Del Monte Foods comprising canned vegetable, tomato, and refrigerated fruit business assets operated under the Del Monte®, S&W®, Contadina®, Take Root Organics® trademarks, (ii) the bubble tea business operated under the Joyba® trademarks, (iii) four US facilities, two facilities in Mexico, and one facility in Venezuela and (iv) global ownership of the Del Monte® brand, which is subject to existing licensing arrangements across different regions and categories (the “Acquisition”). The APA also provides for the assumption of material customer and supplier contracts as well as inventory at closing to help support uninterrupted service to the existing customer base. We expect to finance the Acquisition through a combination of cash on hand and availability under our existing revolving credit facility. The Acquisition, which we expect to close during the first quarter of 2026, remains subject to regulatory clearances, including under the Hart-Scott-Rodino Act, and other customary closing conditions. The Acquisition brings the Del Monte® brand under a single owner for the first time in nearly four decades, allowing our business to align fresh and shelf-stable foods under one integrated strategy while leveraging our distribution network and infrastructure within North America.

Divestiture of Mann Packing

Consistent with our strategy to enhance long-term productivity by concentrating on higher-return businesses, on October 15, 2025, we entered into an Asset Purchase Agreement with CBRT Processing, LLC, a wholly-owned subsidiary of True Leaf Holdings, LLC (collectively, the "Buyer") to sell the Mann Packing business, including substantially all of the operational assets of Mann Packing, in exchange for $19.0 million plus a variable amount based on inventory at closing of the transaction. The $19.0 million purchase price is payable as follows: (i) $5.0 million payable in sixty (60) monthly installments commencing on the closing date of the transaction, and (ii) $14.0 million payable in a single installment on the fifth anniversary of the closing date of the transaction. Payment for inventory is payable no later than ninety (90) days after the closing date of the transaction, with the exception of payments for growing crop inventory which are payable no later than thirty (30) days following the end of the month in which the crop is harvested and delivered to the Buyer. The transaction closed on December 15, 2025. Additionally, in conjunction with the Asset Purchase Agreement, we entered into a five-year lease agreement with the Buyer to lease our Gonzales, California production facility beginning on the closing date of the transaction. The lease agreement provides the Buyer the option to extend the initial lease-term for an additional five-year period, as well as an option to purchase the Gonzales facility which can be exercised annually as described in the lease agreement.

The transaction resulted in a pre-tax loss of $17.9 million. The amount, which primarily represented write-downs performed during the third quarter of 2025 based on the excess of the disposal group's carrying value over its fair value less costs to sell, included an impairment of goodwill allocated to the disposal group of $7.2 million. We recognized proceeds from the transaction of $31.3 million, net of a present value discount of $4.3 million, all of which was outstanding and receivable as of December 26, 2025.

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

Since our financial reporting currency is the U.S. dollar, our net sales are significantly affected by fluctuations in the value of the currency in which we conduct our sales versus the dollar, with a weaker dollar versus such currencies resulting in increased net sales in dollar terms. Including the effect of our foreign currency hedges, net sales in 2025 were positively impacted by $14.7 million primarily due to fluctuations in exchange rates versus the Euro and British pound, partially offset by fluctuations in exchange rates versus the Korean won.

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

Variations in containerboard prices, which affect the cost of boxes and other packaging materials, and fuel prices can have a significant impact on our product costs and our gross profit. Containerboard, plastic, resin and fuel prices have historically been volatile. Our expenses relating to employee labor are also significant to our product costs and our gross profit, and our ability to control these costs is generally subject to numerous external factors. Also, variations in the production yields, fertilizers and other input costs and the cost to procure products from independent growers can have a significant impact on our costs. Refer to the “Current Macroeconomic Environment and Inflation Impact" section above for further discussion regarding the impact of inflationary cost pressures on our fiscal years 2024 and 2025 financial results.

Since our financial reporting currency is the U.S. dollar, our costs are affected by fluctuations in the value of the currency in which we have significant operations versus the dollar, with lower cost resulting from a stronger U.S. dollar. During 2025, cost of products sold was negatively impacted by approximately $4.9 million, primarily driven by fluctuations in exchange rates versus the Costa Rican Colon and Euro, partially offset by fluctuations in exchange rates versus the Mexican peso.

Income Taxes

The provision for income taxes in 2025 was $37.4 million. Income taxes consist of the consolidation of the tax provisions, computed on a separate entity basis, in each country in which we have operations. Since we are a non-U.S. company with substantial operations outside the United States, a substantial portion of our results of operations is not subject to U.S. taxation. Several of the countries in which we operate have lower tax rates than the United States. We are subject to U.S. taxation on our operations in the United States. From time to time, tax authorities in various jurisdictions in which we operate audit our tax returns and review our tax positions. There are audits presently pending in various countries. There can be no assurance that any tax audits, or changes in existing tax laws or interpretations in countries in which we operate will not result in an increased effective tax rate for us.

In connection with the examination of the tax returns in three foreign jurisdictions, the taxing authorities have issued income tax deficiencies primarily related to transfer pricing aggregating approximately $260.6 million (including interest and penalties) for tax years 2012 through 2021. We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities.

We regularly assess the likelihood of adverse outcomes resulting from examinations such as these to determine the adequacy of our tax reserves. Accordingly, during the year ended December 26, 2025, we accrued $2.9 million based on our current evaluation of the proposed adjustments. There can be no assurance that these matters will be resolved in our favor, and an adverse outcome of either matter, or any future tax examinations involving similar assertions, could have a material effect on our financial condition, results of operations and cash flows. See Part I, Item 3. Legal Proceedings, of this Annual Report on Form 10-K for more information regarding these matters.

On December 15, 2022, the European Union (EU) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (OECD) Pillar Two Framework which will be effective for the Company for the 2025 fiscal year. A significant number of other countries are expected to also implement similar legislation with varying effective dates in the future. To date, we have determined that there is a global minimum tax liability of $2.8 million as a result of Pillar Two, as certain jurisdictions have satisfied the safe harbor test to mitigate any minimum tax under Pillar Two. We continue to monitor its jurisdictions for any legislative changes.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. For the year ended December 26, 2025, the impact of OBBBA on the Company’s financial statements is immaterial. The Company is continuing to evaluate the effects of OBBBA for provisions that become effective in future periods.

RESULTS OF OPERATIONS

Consolidated Financial Results For the Year Ended December 26, 2025, Compared to the Year Ended December 27, 2024

The following summarizes the more significant factors impacting our operating results for the fiscal year ended December 26, 2025 as compared with the fiscal year ended December 27, 2024.

	Year ended
	December 26, 2025	December 27, 2024	December 29, 2023
Net sales	$4,322.3	$4,280.2	$4,320.7
Gross profit	399.1	357.9	350.7
Selling, general and administrative expenses	212.7	196.9	186.7
Operating income	137.4	196.3	58.5

Net sales - Net sales for 2025 were $4,322.3 million compared with $4,280.2 million in 2024. Net sales increased across all of our segments, primarily impacted by higher per unit selling prices in our banana and fresh and value-added products segments, including the impact of tariff related price adjustments in North America and the favorable impact of fluctuations in exchange rates, primarily versus the Euro and British pound compared with the prior-year period. The increase was partially offset by lower sales volume of fresh-cut vegetables in our fresh and value-added products segment due to strategic operational reductions, including the sale of certain assets of Fresh Leaf Farms, taken during the fourth quarter of 2024.

Gross profit - Gross profit for 2025 increased by 12% to $399.1 million from $357.9 million in 2024. The increase in gross profit was driven by higher net sales in our fresh and value-added products segment. The increase was partially offset by higher per unit production and procurement costs in our banana segment and higher distribution costs.

Gross profit for 2025 included $0.5 million of other product-related credits primarily consisting of insurance recoveries related to damages incurred as a result of Hurricane Beryl during July 2024. Gross profit for 2024 included $1.0 million of other product-related charges primarily related to $1.2 million of severance charges from the outsourcing of certain functions of our fresh and value-added operations and $1.0 million of additional logistic costs and inventory write-offs incurred as a result of Hurricane Beryl, partially offset by insurance recoveries of $1.7 million tied to the flooding of a seasonal production facility in Greece.

Selling, general and administrative expenses - Selling, general and administrative expenses increased by $15.8 million when compared with the prior-year period. The increase was primarily due to higher employee benefit costs and professional fees, particularly in North America, and the unfavorable impact of fluctuations in exchange rates for expenses denominated in foreign currencies, primarily due to the Euro and British pound compared with the prior-year period.

Gain on disposal of property, plant and equipment, net and subsidiary - The gain on disposal of property, plant and equipment, net and subsidiary of $10.3 million during 2025 primarily consisted of a $9.8 million gain related to the sale of four carrier vessels and a $2.1 million gain related to the sale of two idle properties in Chile, partially offset by a $3.3 million loss related to disposals of low-yielding banana plants in Costa Rica in order to replant and improve productivity. The gain on disposal of property, plant and equipment, net and subsidiary of $39.5 million during 2024 primarily consisted of a $14.7 million gain on the sale of two idle facilities, a $11.3 million gain on the sale of a Canadian distribution center, a $7.7 million gain from the sale of a warehouse in South America, and $4.3 million related to the sale of certain assets of Fresh Leaf Farms, a North American subsidiary in our fresh and value-added products segment.

Asset impairment and other charges (credits), net - Asset impairment and other charges, net of $59.3 million in 2025 primarily consisted of (1) $37.5 million of impairment charges related to low productivity banana farms in the Philippines, (2) $17.9 million of impairment charges associated with the divestiture of our Mann Packing business and (3) $1.5 million of legal settlement charges related to the restoration of a previously leased deciduous fruit farm in Chile. Asset impairment and other charges, net of $4.2 million in 2024 primarily consisted of (1) a $1.8 million settlement agreement with respect to a litigation matter by a former employee, net of insurance reimbursements, (2) $1.5 million of impairment charges of damaged buildings located at farms in Costa Rica, (3) $1.4 million of impairment charges related to goodwill in our vegetable reporting unit, and (4) a $0.5 million reserve related to a regulatory matter arising from our third-party logistics operations, partially offset by a $2.0 million insurance reimbursement related to fire damages at a warehouse in Chile.

Operating income - Operating income decreased by $58.9 million in 2025 when compared with 2024, mainly due to higher asset impairment charges, net and a lower gain on disposal of property, plant and equipment, net. These changes were partially offset by higher gross profit during 2025.

Interest expense - Interest expense decreased by $7.2 million in 2025 when compared with 2024, primarily due to lower average debt balances.

Income from equity method investments - Income from equity method investments was $13.2 million in 2025 compared with $9.2 million in 2024. The increase of $4.0 million was primarily driven by higher equity earnings of unconsolidated companies within the food and nutrition sector compared to the prior year. Additionally, certain investments in unconsolidated companies took place during 2024 resulting in these investments reflecting a full year of activity during 2025 compared to a partial period during the prior year.

Other expense, net - Other expense, net, was $10.3 million in 2025 compared with $17.6 million in 2024. The decrease in expense of $7.3 million was mainly driven by lower foreign currency losses compared to the prior year.

Income tax provision - Income tax provision was $37.4 million in 2025 compared with $29.1 million in 2024. The increase in the income tax provision of $8.3 million is primarily due to the impact of the OECD Pillar Two global minimum tax combined with increased earnings in certain higher tax jurisdictions.

Financial Results by Segment
The following table presents net sales and gross profit by segment (U.S. dollars in millions) and gross margin percentage:

	Year ended
	December 26, 2025			December 27, 2024			December 29, 2023
Segments	Net Sales	Gross Profit	Gross Margin	Net Sales	Gross Profit	Gross Margin	Net Sales	Gross Profit	Gross Margin
Fresh and value-added products	$2,621.9	$299.4	11.4%	$2,606.9	$243.3	9.3%	$2,477.8	$167.3	6.8%
Banana	1,490.4	71.0	4.8%	1,475.9	86.8	5.9%	1,638.2	163.3	10.0%
Other products and services	210.0	28.7	13.7%	197.4	27.8	14.1%	204.7	20.1	9.8%
	$4,322.3	$399.1	9.2%	$4,280.2	$357.9	8.4%	$4,320.7	$350.7	8.1%
Fresh and value-added products

Net sales for 2025 were $2,621.9 million compared with $2,606.9 million in 2024. The increase in net sales was primarily a result of higher per unit selling prices of pineapple and higher per unit selling prices and sales volume of fresh-cut fruits due to strong market demand. Selling prices in our fresh and value-added products segment reflect tariff-related price increases in North America and the favorable impact of fluctuations in exchange rates primarily due to a stronger British pound. The increases were partially offset by lower net sales of fresh and fresh-cut vegetables due to lower sales volume due to strategic operational reductions, including the sale of certain assets of Fresh Leaf Farms, taken during the fourth quarter of 2024.

Gross profit for 2025 was $299.4 million compared with $243.3 million in 2024. The increase in gross profit was primarily driven by higher net sales, including higher per unit selling prices of pineapple due to a favorable sales mix of our premium pineapple varieties, partially offset by higher distributions costs.

Gross profit in the fresh and value-added products segment included $0.2 million of other product-related credits in 2025 as a result of insurance recoveries related to damages incurred during Hurricane Beryl in July 2024. Gross profit in the fresh and value-added products segment included $0.6 million of other product-related charges in 2024 primarily related to $1.2 million of severance charges from the outsourcing of certain functions within our operations, $0.6 million of additional logistic expenses and inventory write-offs incurred as a result of Hurricane Beryl, and $0.2 million of inventory write-offs related to flooding damage at melon farms in Costa Rica, partially offset by $1.7 million of insurance recoveries, net of expenses, associated with the flooding of a seasonal production facility in Greece during 2023. Gross margin increased to 11.4% compared with 9.3% in the prior-year period.

Banana

Net sales for 2025 were $1,490.4 million compared with $1,475.9 million in 2024. The increase in net sales was driven by higher per unit selling prices, primarily in North America due to tariff-related price adjustments and reduced industry volumes and Europe due to increased demand and the favorable impact of fluctuations in exchange rates primarily due to a stronger Euro, and higher sales volume in the Middle East as the prior-year period was impacted by shipment disruptions related to the Red Sea conflict. The increase was partially offset by lower sales volumes in Asia, primarily due to reduced supply and weak market demand, and lower sales volume in North America, primarily due to adverse weather in production areas during the first half of the year.

Gross profit for 2025 was $71.0 million compared with $86.8 million in 2024. The decrease in gross profit was primarily driven by higher per unit production and procurement costs due to adverse weather and the impact of crop disease such as Black Sigatoka in our growing regions, higher distribution costs, and an allowance recorded on a receivable from an independent grower in Asia due to low production. The decrease was partially offset by higher net sales.

Gross profit in the bananas segment for 2025 included $0.3 million of other product-related credits, primarily as a result of insurance recoveries related to damages incurred during Hurricane Beryl in July 2024. Gross profit in the bananas segment for 2024 included $0.4 million of other product-related charges, primarily as a result of additional logistic expenses and inventory write-offs incurred as a result of Hurricane Beryl. Gross margin decreased to 4.8% compared with 5.9% in the prior-year period.

Other products and services

Net sales for 2025 were $210.0 million compared with $197.4 million in 2024. The increase in net sales was primarily due to higher net sales in our third-party ocean freight services and specialty ingredients businesses as a result of higher volume and our acquisition of a Ugandan producer of avocado oil during March 2025, partially offset by a decrease in net sales in our poultry and meats business driven by lower volumes and per unit selling prices.

Gross profit for 2025 was $28.7 million compared to $27.8 million in 2024. The slight increase in gross profit was primarily a result of higher net sales partially offset by higher per unit production costs in our poultry and meats business. Gross margin decreased to 13.7% from 14.1% in the prior-year period.

Results of Operations - For the Year Ended December 27, 2024, Compared to the Year Ended December 29, 2023

For a comparison of our results of operations for the year ended December 27, 2024, compared to the year ended December 29, 2023, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 27, 2024, filed with the SEC on February 24, 2025, which is incorporated herein by reference.

LIQUIDITY AND CAPITAL RESOURCES

Fresh Del Monte Produce Inc. is a holding company whose only significant asset is the outstanding capital stock of our subsidiaries that directly or indirectly own all of our assets. We conduct all of our business operations through our subsidiaries. Accordingly, as of December 26, 2025, our principal sources of liquidity are (i) cash generated from operations of our subsidiaries, (ii) our combined $796 million of credit facilities with an available capacity of approximately $606 million and (iii) existing cash and cash equivalents of $35.7 million. The loan commitments under our credit facilities can be used for working capital or other general corporate purposes. On a long-term basis, we will continue to rely on our credit facilities for any long-term funding not provided by cash generated from operations of our subsidiaries.

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

On January 15, 2026, we announced our successful bid to acquire select assets of Del Monte Foods Corporation II Inc. and its affiliates ("Del Monte Foods") for a purchase price of $285.0 million plus the assumption of certain liabilities through a court-supervised sale under Section 363 of the U.S. Bankruptcy Code. The sale order was subsequently approved on February 6, 2026 by the United States Bankruptcy Court for the District of New Jersey. The transaction, which we expect to close during the first quarter of 2026, remains subject to regulatory clearances, including under the Hart-Scott-Rodino Act, and other customary closing conditions. At time of closing, we expect to finance this acquisition through a combination of cash on hand, existing escrow deposits of $28.5 million made pursuant to the terms of the bankruptcy auction, and available capacity under our existing credit facilities. Upon closing of the acquisition, we anticipate the working capital needs of Del Monte Foods may be material given the timing of their annual pack during the second and third quarter of 2026. We expect to finance these additional working capital requirements with our cash on hand and available capacity under our existing credit facilities.

A summary of our cash flows is as follows (U.S. dollars in millions):

	Year ended
	December 26, 2025	December 27, 2024	December 29, 2023
Summary cash flow information:
Net cash provided by operating activities	$245.1	$182.5	$177.9
Net cash (used in) provided by investing activities	(48.7)	20.4	56.4
Net cash used in financing activities	(165.7)	(209.9)	(213.5)
Effect of exchange rate changes on cash	0.9	5.8	(4.2)
Net increase (decrease) in cash, cash equivalents and restricted cash	31.6	(1.2)	16.6
Cash, cash equivalents and restricted cash, beginning	32.6	33.8	17.2
Cash, cash equivalents and restricted cash, ending	$64.2	$32.6	$33.8

Operating activities

Net cash provided by operating activities was $245.1 million for 2025 compared with $182.5 million for 2024, an increase of $62.6 million. The primary driver of cash flows in both years was net earnings, with the increase in net cash provided by operating activities during 2025 being principally attributable to the change in non-cash items, including higher asset impairments and a lower gain on disposal of property plant, and equipment. The increase in net cash provided by operating activities during 2025 was also impacted by working capital fluctuations, mainly due to lower levels of accounts receivables compared to the prior-year period partially offset by lower accounts payable and accrued expenses due to the timing of receipts from customers and period end payments to suppliers.

Working capital was $611.5 million at December 26, 2025 compared with $599.8 million at December 27, 2024, an increase of $11.7 million. The increase in working capital was mainly due to higher levels of (i) prepaid expenses and other current assets, including restricted cash held in escrow of $28.5 million as a result of our planned acquisition of select assets of Del Monte Foods Corporation II Inc. and its affiliates, and (ii) other accounts receivable as a result of the sale of our Mann Packing business during the fourth quarter of 2025. Partially offsetting this increase in working capital was a decrease in (a) trade receivables and (b) finished goods inventory.

Investing activities

Net cash used in investing activities was $48.7 million for 2025 compared with net cash provided by investing activities of $20.4 million for 2024. Net cash used in investing activities for 2025 primarily consisted of capital expenditures of $63.8 million and $12.5 million in investments in unconsolidated companies in the food and nutrition sector that align with our long-term strategy and vision. Partially offsetting the net cash used in investing activities were proceeds from the sale of property, plant and equipment of $25.0 million, primarily relating to the sale of four carrier vessels, two idle properties in Chile, and an administrative office in Costa Rica, and $2.5 million in distributions from our investments in unconsolidated companies.

Net cash provided by investing activities for 2024 primarily consisted of proceeds from the sale of property, plant and equipment and subsidiary of $74.4 million, primarily relating to the sale of three facilities in South America, a distribution center in Canada, and certain assets of Fresh Leaf Farms, a North American subsidiary in our fresh-cut vegetable business, and $5.7 million of insurance recoveries received for damage to property, plant and equipment associated with the flooding of a seasonal production facility in Greece during 2023. Partially offsetting the net cash provided by investing activities were capital expenditures of $51.7 million and $8.0 million in investments in unconsolidated companies in the food and nutrition sector that align with our long-term strategy and vision.

Capital expenditures related to the fresh and value-added products segment accounted for $43.7 million, or 68%, of our 2025 capital expenditures and $35.5 million, or 69%, of our 2024 capital expenditures. During 2025 capital expenditures primarily related to (1) improvements and enhancements to our pineapple operations in Central America, (2) improvements to our fresh-cut production facilities in North America and (3) an IQF production facility in Kenya within our prepared foods business. During 2024, capital expenditures primarily related to (1) improvements to our pineapple operations in Central America, Kenya and the Philippines and (2) improvements and enhancements to our production facilities in North America and Europe.

Capital expenditures related to the banana segment accounted for $17.2 million, or 27%, of total 2025 capital expenditures and $13.7 million, or 26%, of total 2024 capital expenditures. During 2025, these capital expenditures primarily related to improvements to our production operations in Central America. During 2024, these capital expenditures primarily related to improvements to our production operations in Central America and port facilities in North America.

Capital expenditures related to the other products and services segment accounted for $2.9 million, or 5%, of our 2025 capital expenditures and $2.5 million, or 5%, of our 2024 capital expenditures. During 2025 and 2024, these capital expenditures primarily related to expansion of our specialty ingredients business.

Capital expenditures for 2026 are expected to be approximately $60 million to $70 million, primarily consisting of (1) upgrades and expansion to our pineapple and banana production operations in Central America, (2) investments to improve and expand our fresh-cut and prepared foods operations in Europe and (3) implementation of our global enterprise resource planning system. We expect to fund these capital expenditures, which primarily relate to our fresh and value-added products and banana segments, through operating cash flows and borrowings under our existing credit facility.

Financing Activities

Net cash used in financing activities was $165.7 million for 2025 and $209.9 million for 2024. Net cash used in financing activities for 2025 primarily consisted of (i) net payments on long-term debt of $71.1 million, (ii) dividends paid of $57.4 million, and (iii) the repurchase and retirement of ordinary shares of our common stock of $29.8 million as part of our stock repurchase program announced in February 2025. Net cash used in financing activities for 2024 primarily consisted of (i) net payments on long-term debt of $155.9 million, (ii) dividends paid of $47.8 million, and (iii) payment of deferred financing costs of $2.2 million in conjunction with the February amendment of our Second Amended and Restated Credit Agreement.

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

The 2024 Amended Credit Facility contains similar financial covenants to those included within the Second A&R Credit Agreement. Specifically, it requires us to maintain 1) a Consolidated Leverage Ratio of not more than 3.75 to 1.00 at any time during any period of four consecutive fiscal quarters, subject to certain exceptions and 2) minimum Consolidated Interest Coverage Ratio of not less than 2.25 to 1.00 as of the end of any fiscal quarter. Additionally, it requires us to comply with certain other covenants, including limitations on capital investments, the amount of dividends that can be paid in the future, the amounts and types of liens and indebtedness, material asset sales, and mergers. Under the 2024 Amended Credit Facility, we are permitted to declare or pay cash dividends in any fiscal year up to an amount that does not exceed the greater of (i) an amount equal to (1) the greater of (A) 50% of the Consolidated Net Income (as defined in the 2024 Amended Credit Facility) for the immediately preceding fiscal year or (B) $25 million (the "Base Dividend Basket") plus (2) commencing in the fiscal year ending December 26, 2025 any portion of the Base Dividend Basket not used in the immediately preceding fiscal year, or (ii) the greatest amount which would not cause the Consolidated Leverage Ratio (determined on a pro forma basis as of the date of declaration or payment) to exceed 3.50 to 1.00. It also provides an allowance for stock repurchases to be an amount not exceeding the greater of (i) (A) $50,000,000 (the "Base Redemption Basket") plus (B) commencing in the fiscal year ending December 26, 2025, any portion of the Base Redemption Basket not used in the immediately preceding fiscal year or (ii) the greatest amount which would not cause the Consolidated Leverage Ratio (determined on a pro forma basis as of the date of such repurchase) to exceed 3.50 to 1.00. As of December 26, 2025, we were in compliance with all the covenants contained in the 2024 Amended Credit Facility.

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

As of December 26, 2025, we had $605.5 million of borrowing availability under committed working capital facilities, primarily under the Amended Revolving Credit Facility.
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

Derivatives

We are exposed to fluctuations in currency exchange rates against the U.S. dollar on our results of operations and financial condition and we mitigate that exposure by entering into foreign currency forward contracts. Certain of our subsidiaries periodically enter into foreign currency forward contracts in order to hedge portions of forecasted sales or cost of sales denominated in foreign currencies, which generally mature within one year. The fair value of our derivatives related to our foreign currency cash flow hedges was a net liability position of $1.0 million as of December 26, 2025 compared to a net asset position of $0.3 million as of December 27, 2024 due to the relative strengthening or weakening of exchange rates when compared to the contracted rates.

We are exposed to fluctuations in variable interest rates on our results of operations and financial condition, and we mitigate that exposure by entering into interest rate swaps from time to time. During 2018, we entered into interest rate swaps in order to hedge the risk of the fluctuation on future interest payments related to a portion of our variable rate borrowings through 2028. On July 19, 2024, we agreed to terminate our outstanding interest rate swap agreement in exchange for $7.3 million, net of fees of $0.2 million. Based on our assessment that the originally hedged cash flows associated with our variable rate borrowings remain probable, the proceeds received as a result of the termination of our outstanding interest rate swap agreement will remain in accumulated other comprehensive loss and be reclassified to earnings through interest expense over the remaining life of the hedged debt. At December 26, 2025, $2.8 million remained in accumulated other comprehensive loss related to the terminated interest rate swap, of which $1.2 million is expected to be reclassified to earnings through interest expense over the next twelve months.

We enter into derivative instruments with counterparties that are highly rated and do not expect a deterioration of our counterparty’s credit ratings; however, the deterioration of our counterparty’s credit ratings would affect the Consolidated Financial Statements in the recognition of the fair value of the hedges that would be transferred to earnings as the contracts settle. We expect that $0.5 million of the net fair value of designated hedges recognized as a net gain in accumulated other comprehensive loss will be transferred to earnings during the next 12 months along with the earnings effect of the related forecasted transactions.

Other

We are involved in several legal and environmental matters that, if not resolved in our favor, could require significant cash outlays and could have a material adverse effect on our results of operations, financial condition and liquidity. See Part I, Item 1. Business Overview under “Environmental Regulations” and Part I, Item 3. Legal Proceedings and Note 16, “Commitments and Contingencies” to the Consolidated Financial Statements included in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Commitments and Contractual Obligations

The following details information with respect to our contractual obligations as of December 26, 2025.

	(U.S. dollars in millions)
Contractual obligations by period	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Fruit purchase agreements	$1,043.9	$379.0	$429.3	$235.6	$—
Purchase obligations	258.2	239.6	6.6	3.8	8.2
Operating leases and charter agreements	189.6	49.3	65.5	34.0	40.8
Finance lease obligations	4.7	1.6	3.1	—	—
Long-term debt	173.0	—	—	173.0	—
Interest on long-term debt(1)	25.5	8.4	15.7	1.4	—
Retirement benefits	132.1	14.7	25.6	26.1	65.7
Uncertain tax positions	9.9	3.1	4.0	0.5	2.3
Totals	$1,836.9	$695.7	$549.8	$474.4	$117.0
 (1) We utilize a variable interest rate on our long-term debt, and for presentation purposes we have used an assumed average rate of 4.4%.

We have agreements to purchase the entire or partial production of certain products of our independent growers primarily in Guatemala, Ecuador, Philippines, Costa Rica, Colombia, and the United Kingdom that meet our quality standards. Total purchases under these agreements amounted to $655.3 million for 2025, $643.4 million for 2024, and $631.6 million for 2023.

Liquidity and Capital Resources - For the Year Ended December 27, 2024, Compared to the Year Ended December 29, 2023

For a comparison of our liquidity and capital resources for the year ended December 27, 2024, compared to the year ended December 29, 2023, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 27, 2024, filed with the SEC on February 26, 2025, which is incorporated herein by reference.

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

Our projections include several estimates and assumptions by management related to forecasts of future sales volume and pricing, cost of sales, expenses, tax rates, capital spending and the weighted-average cost of capital. Significant judgment is involved in estimating inputs used in the discounted cash flow estimates and, as a result, they include inherent uncertainties. These uncertainties are a result of management establishing expectations based on historical experience about customer demand, macroeconomic trends for the markets in which our reporting units operate, and expectations for investments in maintaining and expanding infrastructure, among other inputs. As of the date of our 2025 impairment testing, the related cash flows were discounted using rates ranging from 8.0% to 10.5% for our reporting units and we used long-term growth rates from 0.5% to 2.5%. Changes in these estimates, many of which fall under Level 3 within the fair value measurement hierarchy, could change our conclusion regarding the impairment of goodwill assets and potentially reduce the carrying value of goodwill on our balance sheet and reduce our income in the year in which it is recorded.

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

Although we believe that our estimates and judgments used in performing our impairment tests are reasonable, if our reporting units do not perform to expected levels, the related goodwill and the Del Monte® trade names and trademarks may be at risk for additional impairment in the future. Management has identified the fair value of the banana reporting unit's goodwill, prepared reporting unit's goodwill and the Del Monte® prepared foods reporting unit’s trade names and trademarks to be at a higher risk of sensitivity to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets based on the percentage by which their respective fair value exceeded the carrying value as of the date of our annual impairment test. The following table highlights the sensitivities of the goodwill and indefinite-lived intangible assets which may be at risk for impairment as of December 26, 2025 (U.S. dollars in millions):

	Banana Reporting Unit Goodwill	Prepared Foods Reporting Unit Goodwill	Prepared Foods Reporting Unit Del Monte® Trade Names and Trademarks
Carrying value of indefinite-lived intangible assets	$64.2	$27.1	$31.7

Approximate percentage by which the fair value exceeds the carrying value based on the annual impairment test	20.1%	6.8%	16.5%

Amount that a one percentage point increase in the discount rate and a 5% decrease in cash flows would cause the carrying value to exceed the fair value and trigger an impairment	$41.9	$27.1	$—

As of December 26, 2025, we are not aware of any additional items or events that would cause an adjustment to the carrying value of our goodwill and indefinite-lived intangible assets.

Impairment of Long-Lived Assets

We review long-lived assets (or asset groups) with identifiable cash flows for impairment whenever events or changes in circumstances (triggering events) indicate that the carrying amount of an asset may not be recoverable. Once a triggering event has occurred, the impairment test performed is based on whether the Company’s intent is to hold the asset for continued use or to hold the asset for sale. The impairment test for assets held for use requires a comparison of the estimated undiscounted cash flows expected to be generated over the useful life of the primary asset of an asset group to the carrying amount of the asset group. An asset group is generally established by identifying the lowest level of cash flows generated by a group of assets that are largely independent of the cash flows of other assets and could include assets used across multiple businesses. In the event the carrying amount of an asset group exceeds the estimated undiscounted future cash flows, an impairment would be measured as the difference between the fair value of the asset group and the carrying amount of the asset group. The fair value of an asset group is measured by either determining the expected future discounted cash flows of the asset group or by independent appraisal. Determining whether a long-lived asset group is impaired requires various estimates and assumptions by management, including assessment of whether a triggering event has occurred, the identification of asset groups, forecasts of future sales volume and pricing, cost of sales, expenses, tax rates, capital spending and the weighted-average cost of capital. These estimates, many of which fall under Level 3 within the fair value measurement hierarchy, determine whether impairments have been incurred and quantify the amount of any related impairment charges.

During the third quarter of 2025, we entered into a non-binding Letter of Intent pursuant to which we intended to sell the Mann Packing business, a wholly-owned subsidiary of the Company included in our fresh and value-added products segment, including substantially all operating assets (the "Mann Packing Disposal Group"). Goodwill was allocated to the Mann Packing Disposal Group and the retained portion of our fresh-cut reporting unit based on the relative fair value. Goodwill allocated to the Mann Packing Disposal Group was tested for impairment which resulted in an impairment charge of $7.2 million. Additionally, we compared the carrying amount of the Mann Packing Disposal Group to the fair value less cost to sell. As a result, we recognized a pre-tax loss of $17.9 million, inclusive of the $7.2 million impairment charge above, to record the Mann Packing Disposal Group at its fair value less costs to sell which is included in Asset impairment and other charges, net in our Consolidated Statements of Operations. The fair value of the Mann Packing Disposal Group was measured using a discounted cash flow analysis based upon unobservable inputs, such as the estimated selling price derived from Company-specific information and the rate used to discount cash flows based on market yield rates. On October 15, 2025, we entered into an Asset Purchase Agreement to sell the Mann Packing Disposal Group. The terms of the Asset Purchase Agreement were materially the same as those considered as inputs to the valuation of the Mann Packing Disposal Group during the third quarter of 2025, and the transaction closed on December 15, 2025.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in foreign currency exchange rates and interest rates, which may adversely affect our results of operations and financial condition. We seek to minimize the risks from these currency exchange rate and interest rate fluctuations through our regular operating and financing activities and, when considered appropriate, through the use of derivative financial instruments. Our policy is to not use financial instruments for trading or other speculative purposes and not to be a party to any leveraged financial instruments.

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

Exchange Rate Risk

Because we conduct our operations in many areas of the world involving transactions denominated in a variety of currencies, our results of operations as expressed in U.S. dollars may be significantly affected by fluctuations in rates of exchange between currencies. These fluctuations could be significant. Approximately 33% and 34% of our net sales and a significant portion of our costs and expenses in each of 2025 and 2024 were denominated in currencies other than the dollar. We generally are unable to adjust our non-dollar local currency sales prices to reflect changes in exchange rates between the dollar and the relevant local currency. As a result, changes in exchange rates between the Euro, Japanese yen, British pound, Korean won or other currencies in which we receive sale proceeds and the dollar have a direct impact on our operating results. Our costs are also affected by fluctuations in the value, relative to U.S. dollar, of the currencies of the countries in which we have significant production operations, such as the Costa Rican colon, Guatemalan quetzal, Chilean peso, Kenya shilling, and Mexican peso. A weaker U.S. dollar may result in increased costs of production abroad. There is normally a time lag between the moment we incur costs and the moment we collect payments for our products, exposing us to additional currency exchange rate risk.

To reduce currency exchange rate risk, we generally exchange local currencies for dollars promptly upon receipt. We periodically enter into currency forward or collar contracts as a hedge against a portion of our currency exchange rate exposures; however, we may decide not to enter into these contracts during any particular period. We had seven foreign currency cash flow hedges outstanding at December 26, 2025 and one outstanding at December 27, 2024. The fair value of these hedges was a net liability of $1 million as of December 26, 2025 and a net asset of $0.3 million as of December 27, 2024.

The results of a hypothetical 10% strengthening in the average value of the dollar during 2025 and 2024 relative to the other currencies in which a significant portion of our net sales are denominated would have resulted in a decrease in net sales of approximately $142.0 million and $137.0 million for the years ended December 26, 2025 and December 27, 2024. This calculation assumes that each exchange rate would change in the same direction relative to the dollar. Our sensitivity analysis of the effects of changes in currency exchange rates does not factor in a potential change in sales levels or any offsetting gains on currency forward contracts.

Interest Rate Risk

As described in Note 11, “Debt” to the Consolidated Financial Statements included in Part II, Item 8. Financial Statements and Supplementary Data, our indebtedness is both variable and fixed rate. Changes in interest rates in our indebtedness could have a material effect on our financial statements.

At year end December 26, 2025 and December 27, 2024, total variable rate debt had carrying values of $173.0 million and $244.1 million. The fair value of the debt approximates the carrying value because the variable rates approximate market rates. A 10% increase in the interest rate for 2025 and 2024 would have resulted in a negative impact of approximately $0.9 million and $1.7 million on our results of operations for each of the years ended December 26, 2025 and December 27, 2024.

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
•our ability to successfully close our acquisition of Del Monte Foods assets, including our ability to obtain necessary court approvals, and subsequently integrate it into our business operations
•our strategic plans and future performance, including plans to expand avocados into additional international markets and to continue to expand our pineapple offerings;
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
•our intent to invest in our specialty ingredients business and the potential impact on future results;
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
•our intent to continue to make further equity investments in companies and timing of the liquidation of existing equity investments;
•inflationary pressures and the impacts to our future operating results;
•our financial condition, including sales growth, estimated liabilities and expenditures related to environmental cleanup;
•capital expenditures in 2026, including for research and development;
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

Index to Consolidated Financial Statements

Page
Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	55

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm (Public Company Accounting Oversight Board ID: 42)	56

Consolidated Balance Sheets at December 26, 2025 and December 27, 2024	58

Consolidated Statements of Operations for the years ended December 26, 2025, December 27, 2024 and December 29, 2023	59

Consolidated Statements of Comprehensive Income for the years ended December 26, 2025, December 27, 2024 and December 29, 2023	60

Consolidated Statements of Cash Flows for the years ended December 26, 2025, December 27, 2024 and December 29, 2023	61

Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest for the years ended December 26, 2025, December 27, 2024 and December 29, 2023	63

Notes to Consolidated Financial Statements	64

Supplemental Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts	115

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Fresh Del Monte Produce Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Fresh Del Monte Produce Inc. and subsidiaries’ internal control over financial reporting as of December 26, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Fresh Del Monte Produce Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 26, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2025 consolidated financial statements of the Company and our report dated February 19, 2026 expressed an unqualified opinion thereon.

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
February 19, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Fresh Del Monte Produce Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fresh Del Monte Produce Inc. and subsidiaries (the Company) as of December 26, 2025 and December 27, 2024, the related consolidated statements of operations, comprehensive income, shareholders' equity and redeemable noncontrolling interest and cash flows for each of the three years in the period ended December 26, 2025, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 26, 2025 and December 27, 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 26, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 26, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 19, 2026 expressed an unqualified opinion thereon.

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

Valuation of Goodwill
Description of the Matter	At December 26, 2025, the Company’s goodwill was $390.0 million. As discussed in Note 2 to the consolidated financial statements, goodwill is tested for impairment at least annually, at the reporting unit level. The carrying value of the prepared foods reporting unit’s goodwill is $27.1 million as of December 26, 2025. Note 6 to the consolidated financial statements discloses the sensitivity of the fair value of this asset to changes in assumptions and underlying data used by the Company in their impairment accounting model including differences between estimated and actual cash flows and in discount rates used. The Company measured the fair value of the goodwill using an income approach.

Auditing the Company’s annual impairment test related to the prepared foods reporting unit’s goodwill was complex and required the involvement of our specialists due to the judgmental nature of the assumptions used in the valuation model described above. Moreover, this asset is more sensitive to the differences between estimated and actual cash flows, and changes in discount rate used to estimate its fair value. Assumptions related to estimated cash flows (specifically sales and cost of products sold) are judgmental as they are affected by expectations about future market or economic conditions, which can vary significantly and depend on market forces and events outside of the Company’s control.

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
Miami, Florida
February 19, 2026

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(U.S. dollars in millions, except share and per share data)

	December 26, 2025	December 27, 2024
Assets
Current assets:
Cash and cash equivalents	$35.7	$32.6
Trade accounts receivable, net of allowance of $38.2 and $35.0, respectively	376.1	393.2
Other accounts receivable, net of allowance of $4.9 and $8.9, respectively	85.9	78.0
Inventories, net	581.9	595.3
Assets held for sale	9.6	9.5
Prepaid expenses and other current assets	51.6	24.3
Total current assets	1,140.8	1,132.9

Investments in and advances to unconsolidated companies	63.2	39.9
Property, plant and equipment, net	1,119.5	1,191.6
Operating lease right-of-use assets	192.8	186.1
Goodwill	390.0	396.3
Intangible assets, net	33.1	33.2
Deferred income taxes	45.5	47.5
Other noncurrent assets	74.1	68.7
Total assets	$3,059.0	$3,096.2

Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued expenses	$467.3	$476.0
Current maturities of debt and finance leases	1.5	1.5
Current maturities of operating leases	45.4	38.6
Income taxes and other taxes payable	15.1	17.0
Total current liabilities	529.3	533.1

Long-term debt and finance leases	176.2	248.9
Operating leases, less current maturities	125.9	122.3
Retirement benefits	92.4	83.1
Other noncurrent liabilities	25.9	26.8
Deferred income taxes	79.1	75.2
Total liabilities	1,028.8	1,089.4
Commitments and contingencies (See note 16)
Shareholders' equity:
Preferred shares, $0.01 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.01 par value; 200,000,000 shares authorized; 47,373,027 and 47,940,300 issued and outstanding, respectively	0.5	0.5
Paid-in capital	606.6	605.0
Retained earnings	1,447.3	1,435.4
Accumulated other comprehensive loss	(38.2)	(50.4)
Total Fresh Del Monte Produce Inc. shareholders' equity	2,016.2	1,990.5
Noncontrolling interests	14.0	16.3
Total shareholders' equity	2,030.2	2,006.8
Total liabilities, redeemable noncontrolling interest and shareholders' equity	$3,059.0	$3,096.2

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in millions, except share and per share data)

	Year ended
	December 26, 2025	December 27, 2024	December 29, 2023
Net sales	$4,322.3	$4,280.2	$4,320.7
Cost of products sold	3,923.2	3,922.3	3,970.0
Gross profit	399.1	357.9	350.7

Selling, general and administrative expenses	212.7	196.9	186.7
Gain on disposal of property, plant and equipment and subsidiary, net	10.3	39.5	37.9
Asset impairment and other charges, net	59.3	4.2	143.4
Operating income	137.4	196.3	58.5

Interest expense	11.2	18.4	24.1
Interest income	1.8	1.2	1.4
Income (loss) from equity method investments	13.2	9.2	(1.0)
Other expense, net	10.3	17.6	18.3
Income before income taxes	130.9	170.7	16.5

Income tax provision	37.4	29.1	18.1
Net income (loss)	93.5	141.6	(1.6)

Less: Net income (loss) attributable to redeemable and noncontrolling interests	2.8	(0.6)	9.8
Net income (loss) attributable to Fresh Del Monte Produce Inc.	$90.7	$142.2	$(11.4)

Net income (loss) per ordinary share attributable to Fresh Del Monte Produce Inc. - Basic	$1.90	$2.97	$(0.24)

Net income (loss) per ordinary share attributable to Fresh Del Monte Produce Inc. - Diluted	$1.88	$2.96	$(0.24)

Dividends declared per ordinary share	$1.20	$1.00	$0.75

Weighted average number of ordinary shares:
Basic	47,845,826	47,876,129	47,979,143
Diluted	48,152,881	48,040,005	47,979,143

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(U.S. dollars in millions)

	Year ended
	December 26, 2025	December 27, 2024	December 29, 2023
Net income (loss)	$93.5	$141.6	$(1.6)

Other comprehensive income (loss):
Net unrealized (loss) gain on derivatives, net of tax	(3.7)	1.8	(2.2)
Net unrealized foreign currency translation gain (loss)	20.4	(8.1)	(3.5)
Release of cumulative translation adjustment due to substantial liquidation of a foreign entity	—	—	2.4
Net change in retirement benefit adjustment, net of tax	(4.5)	(0.8)	1.5
Comprehensive income (loss)	105.7	134.5	(3.4)
Less: comprehensive income (loss) attributable to redeemable and noncontrolling interests	2.8	(0.6)	9.8
Comprehensive income (loss) attributable to Fresh Del Monte Produce Inc.	$102.9	$135.1	$(13.2)

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in millions)

	Year ended
	December 26, 2025	December 27, 2024	December 29, 2023
Operating activities:
Net income (loss)	$93.5	$141.6	$(1.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	72.5	78.5	84.8
Amortization of debt issuance costs	0.5	0.5	0.5
Share-based compensation expense	10.0	6.9	9.9
Asset impairment charges	55.4	3.7	141.3
Change in uncertain tax positions	2.4	(1.0)	1.5
Gain on disposal of property, plant and equipment, and subsidiary, net	(10.3)	(39.5)	(37.9)
Income from equity method investments	(13.2)	(9.2)	1.0
Deferred income taxes	8.0	3.6	(3.8)
Gain on release of cumulative translation adjustment	—	—	(2.4)
Other, net	(2.8)	2.6	(2.3)
Changes in operating assets and liabilities
Receivables	35.1	(9.8)	(19.3)
Inventories	2.5	(1.5)	64.7
Prepaid expenses and other current assets	(0.9)	(2.4)	1.7
Accounts payable and accrued expenses	(18.5)	11.2	(64.1)
Other noncurrent assets and liabilities	10.9	(2.7)	3.9
Net cash provided by operating activities	245.1	182.5	177.9

Investing activities:
Capital expenditures	(63.8)	(51.7)	(57.7)
Investments in and advances to unconsolidated companies	(12.5)	(8.0)	(5.4)
Proceeds from sales of property, plant and equipment and subsidiary	25.0	74.4	119.9
Insurance proceeds received for damage to property, plant and equipment, net	—	5.7	—
Distributions from unconsolidated companies	2.5	—	0.1
Other investing activities	0.1	—	(0.5)
Net cash (used in) provided by investing activities	(48.7)	20.4	56.4

Financing activities:
Proceeds from long-term debt	353.6	620.4	590.5
Payments on long-term debt	(424.7)	(776.3)	(730.3)
Purchase of noncontrolling interest	—	—	(5.2)
Distributions to noncontrolling interests	(4.8)	—	(17.9)
Payment of deferred financing costs	—	(2.2)	—
Repurchase and retirement of ordinary shares	(29.8)	—	(11.8)
Share-based awards settled in cash for taxes	(1.0)	(0.9)	(0.8)
Dividends paid	(57.4)	(47.8)	(35.9)
Other financing activities	(1.6)	(3.1)	(2.1)
Net cash used in financing activities	(165.7)	(209.9)	(213.5)

Effect of exchange rate changes on cash	0.9	5.8	(4.2)
Net increase (decrease) in cash and cash equivalents	31.6	(1.2)	16.6
Cash, cash equivalents and restricted cash, beginning	32.6	33.8	17.2
Cash, cash equivalents and restricted cash, ending	$64.2	$32.6	$33.8

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(U.S. dollars in millions)

	Year ended
	December 26, 2025	December 27, 2024	December 29, 2023
Supplemental cash flow information:
Cash paid for interest	$13.4	$20.3	$24.2
Cash paid for income taxes	$18.2	$16.0	$14.9
Non-cash financing and investing activities:
Right-of-use assets obtained in exchange for new operating lease obligations	$56.4	$38.2	$51.0
Receivable obtained in exchange for sale of Mann Packing	$31.3	$—	$—
Fair value of net assets acquired in non-cash acquisition	$0.8	$—	$—
Right-of-use assets obtained in exchange for new finance lease obligations	$—	$0.1	$0.2
Note receivable received in exchange for minority interest in subsidiary	$—	$0.5	$—
Dividends on restricted stock units	$0.5	$0.4	$0.4
Non-cash conversion of note receivable in exchange for investment in unconsolidated company	$—	$0.7	$—
Insurance receivable for loss due to property damages	$—	$—	$0.9

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(U.S. dollars in millions, except share data)

	Ordinary Shares Outstanding	Ordinary Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Fresh Del Monte Produce Inc. Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interest
Balance at December 30, 2022	47,838,680	$0.5	$548.1	$1,397.6	$(41.5)	$1,904.7	$20.9	$1,925.6	$49.4
Exercises of stock options	2,418	—	—	—	—	—	—	—	—
Settlement of restricted stock units	287,920	—	—	—	—	—	—	—	—
Share-based payment expense	—	—	9.8	—	—	9.8	—	9.8	—
Capital contribution from, or distribution to non-controlling interest	—	—	—	—	—	—	(14.4)	(14.4)	(1.4)
Dividend declared	—	—	0.5	(36.4)	—	(35.9)	—	(35.9)	—
Settlement of redeemable noncontrolling interest	—	—	42.7	—	—	42.7	—	42.7	(47.9)
Repurchase and retirement of ordinary shares	(500,000)	—	(3.4)	(8.4)	—	(11.8)	—	(11.8)	—
Comprehensive income:
Net income (loss)	—	—	—	(11.4)	—	(11.4)	9.9	(1.5)	(0.1)
Unrealized (loss) gain on derivatives, net of tax	—	—	—	—	(2.2)	(2.2)	—	(2.2)	—
Net unrealized foreign currency translation gain (loss)	—	—	—	—	(3.5)	(3.5)	—	(3.5)	—
Release of cumulative translation adjustment due to substantial liquidation of a foreign entity	—	—	—	—	2.4	2.4	—	2.4	—
Net change in retirement benefit adjustment, net of tax	—	—	—	—	1.5	1.5	—	1.5	—
Comprehensive income (loss)						(13.2)	9.9	(3.3)	(0.1)
Balance at December 29, 2023	47,629,018	$0.5	$597.7	$1,341.4	$(43.3)	$1,896.3	$16.4	$1,912.7	$—
Settlement of restricted stock units	311,282	—	—	—	—	—	—	—	—
Share-based payment expense	—	—	6.9	—	—	6.9	—	6.9	—
Dividend declared	—	—	0.4	(48.2)	—	(47.8)	—	(47.8)	—
Capital contribution from, or distribution to non-controlling interest	—	—	—	—	—	—	0.5	0.5	—
Comprehensive income:
Net income (loss)	—	—	—	142.2	—	142.2	(0.6)	141.6	—
Unrealized (loss) gain on derivatives, net of tax	—	—	—	—	1.8	1.8	—	1.8	—
Net unrealized foreign currency translation gain (loss)	—	—	—	—	(8.1)	(8.1)	—	(8.1)	—
Net change in retirement benefit adjustment, net of tax	—	—	—	—	(0.8)	(0.8)	—	(0.8)	—
Comprehensive income (loss)						135.1	(0.6)	134.5	—
Balance at December 27, 2024	47,940,300	$0.5	$605.0	$1,435.4	$(50.4)	$1,990.5	$16.3	$2,006.8	$—
Settlement of restricted stock units	298,500	—	—	—	—	—	—	—	—
Share-based payment expense	—	—	10.0	—	—	10.0	—	10.0	—
Repurchase and retirement of ordinary shares	(865,773)	—	(8.9)	(20.9)	—	(29.8)	—	(29.8)	—
Dividend declared	—	—	0.5	(57.9)	—	(57.4)	—	(57.4)	—
Capital contribution from, or distribution to non-controlling interest	—	—	—	—	—	—	(5.1)	(5.1)	—
Comprehensive income:
Net income	—	—	—	90.7	—	90.7	2.8	93.5	—
Unrealized (loss) gain on derivatives, net of tax	—	—	—	—	(3.7)	(3.7)	—	(3.7)	—
Net unrealized foreign currency translation gain (loss)	—	—	—	—	20.4	20.4	—	20.4	—
Net change in retirement benefit adjustment, net of tax	—	—	—	—	(4.5)	(4.5)	—	(4.5)	—
Comprehensive income						102.9	2.8	105.7	—
Balance at December 26, 2025	47,373,027	$0.5	$606.6	$1,447.3	$(38.2)	$2,016.2	$14.0	$2,030.2	$—

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

•Banana

•Other products and services - includes our third-party freight and logistic services business, our Jordanian poultry and meats business and our specialty ingredients business, previously referred to as our biomass initiatives.

Fiscal Year

Our fiscal year end is the last Friday of the calendar year, unless the first Friday subsequent to the end of the calendar year is January 1st (in which case our year end is January 1st). Fiscal year 2025 had 52 weeks and ended on December 26, 2025. Fiscal year 2024 had 52 weeks and ended on December 27, 2024. Fiscal year 2023 had 52 weeks and ended on December 29, 2023.

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

We are required to evaluate events occurring after December 26, 2025, our fiscal year end, for recognition and disclosure in the Consolidated Financial Statements for the year ended fiscal 2025. Events are evaluated based on whether they represent information existing as of December 26, 2025, which require recognition in the Consolidated Financial Statements, or new events occurring after December 26, 2025, which do not require recognition but require disclosure if the event is significant to the Consolidated Financial Statements. We evaluated events occurring subsequent to December 26, 2025 through the date of issuance of these Consolidated Financial Statements.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Summary of Significant Accounting Policies

 Cash and Cash Equivalents

We classify as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase.

Trade Receivables

Trade receivables less allowances are recognized on our accompanying Consolidated Balance Sheets at net realizable value, which reflects the net amount expected to be collected from customers. Our allowance for trade receivables consists of two components: a $16.8 million allowance for credit losses and a $21.4 million allowance for customer claims, which are accounted for under the scope of ASC 606 - Revenue Recognition.

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

Accounts receivable from one customer represents approximately 6% of trade accounts receivable, net of allowance. This customer is current with its payments.

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

VAT receivables are primarily related to purchases by production units and are refunded by the taxing authorities. As of December 26, 2025, we had $40.5 million classified as current in other accounts receivable and $26.2 million, net of allowance of $3.2 million, classified as other noncurrent assets on our Consolidated Balance Sheets. As of December 27, 2024, we had $41.2 million classified as current in other accounts receivable and $24.5 million, net of allowance of $2.8 million, classified as other noncurrent assets in our Consolidated Balance Sheets.

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

Inventories consisted of the following (U.S. dollars in millions):

	December 26, 2025	December 27, 2024
Finished goods	$185.0	$200.2
Raw materials and packaging supplies	156.3	157.6
Growing crops	240.6	237.5
Total inventories	$581.9	$595.3

Restricted Cash

At December 26, 2025, we held $28.5 million in an escrow account pursuant to the terms of the competitive bankruptcy auction under Section 363 as part of our bid for select assets of Del Monte Foods Corporation II Inc. These amounts are presented under prepaid expenses and other current assets on our Consolidated Balance Sheets. See Note 23, "Subsequent Events" for further information.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash in our Consolidated Balance Sheets, that reconcile to the amounts shown on the Consolidated Statements of Cash Flows:

	December 26, 2025	December 27, 2024	December 29, 2023
Cash and cash equivalents	$35.7	$32.6	$33.8
Restricted cash included in:
Prepaid expenses and other current assets	28.5	—	—
Total cash, cash equivalents and restricted cash	$64.2	$32.6	$33.8

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

Our long-lived assets other than property, plant and equipment consists of a definite-lived intangible asset. Intangible assets determined to have finite life are amortized over the estimated useful life to reflect the pattern of economic benefits consumed, either on a straight-line or accelerated basis. Our definite-lived intangible asset has a remaining amortization period of 15 years. Amortization expense related to definite-lived intangible assets totaled $0.1 million for 2025, $0.1 million for 2024 and $4.9 million for 2023, and is included in selling, general, and administrative expenses. Refer to Note 6, “Goodwill and Other Intangible Assets” for further information.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
We incurred charges related to impairment of long-lived assets of $48.2 million in 2025, $2.3 million in 2024, and $119.7 million in 2023. Such charges are included in asset impairment and other charges, net in the accompanying Consolidated Statements of Operations for the years ended December 26, 2025, December 27, 2024 and December 29, 2023 and are described further in Note 3, “Asset Impairment and Other Charges, Net”, Note 6, “Goodwill and Other Intangible Assets”, and Note 18, "Fair Value Measurements".

The gain on disposal of property, plant and equipment and subsidiary, net of $10.3 million during 2025 primarily related to the sale of four carrier vessels, facilities and farmland in Central America, and an office building in Costa Rica, partially offset by the disposal of low-yielding banana crops in Costa Rica. These transactions were primarily accounted for using the guidance in ASC 610 - Other Income.

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

For those reporting units where events or changes in circumstances indicate that potential impairment indicators exist, we perform a quantitative assessment to determine whether the carrying amount of goodwill can be recovered. When performing the annual goodwill impairment test, we may start with an optional qualitative assessment as allowed for under the accounting guidance. As part of the qualitative assessment, we evaluate all events and circumstances, including both positive and negative events, in their totality, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we bypass the qualitative assessment, or if the qualitative assessment indicates that a quantitative analysis should be performed, we evaluate goodwill for impairment by comparing the fair value of a reporting unit to its carrying value, including the associated goodwill. We generally estimate a reporting unit’s fair value using a discounted cash flow approach which is dependent on several estimates and assumptions related to forecasts of future revenues, cost of sales, expenses and the weighted-average cost of capital for each reporting unit. If the carrying amount of the reporting unit exceeds the estimated fair value, an impairment charge is recorded to reduce the carrying value to the estimated fair value. The impairment of goodwill is limited to the total amount of goodwill allocated to the reporting unit. Any adverse changes in the estimates and assumptions used in our goodwill impairment test could have an impact on the recoverability of goodwill and could have a material impact on our Consolidated Financial Statements. We incurred charges related to impairment of goodwill of $7.2 million in 2025, $1.4 million in 2024, and $21.6 million in 2023 as described further in Note 3, “Asset Impairment and Other Charges, Net", Note 6, “Goodwill and Other Intangible Assets" and Note 18, "Fair Value Measurements".

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

Advertising and Promotional Costs

We expense advertising and promotional costs as incurred. Advertising and promotional costs, which are included in selling, general and administrative expenses, were $10.7 million for 2025, $12.7 million for 2024 and $10.5 million for 2023.

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

See Note 9, “Income Taxes” for more information.

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

See Note 16, “Commitments and Contingencies” for more information.

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

Other expense, net, in the accompanying Consolidated Statements of Operations includes a net foreign exchange loss of $3.2 million for 2025, $10.8 million for 2024, and $10.4 million for 2023. These amounts include the effect of foreign currency remeasurement and realized foreign currency transaction gains and losses.

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

See Note 14, “Retirement and Other Employee Benefits” for more information.

Redeemable Noncontrolling Interest

As part of the Mann Packing acquisition in 2018, we acquired a put option exercisable by the 25% shareholder of one of the acquired subsidiaries. The put option allowed the noncontrolling shareholder to sell its 25% noncontrolling interest to us for a multiple of the subsidiary's adjusted earnings on or after April 1, 2023. As the put option was outside of our control, the estimated redemption value of the 25% noncontrolling interest was presented as a redeemable noncontrolling interest outside of permanent equity on our Consolidated Balance Sheet. The redeemable noncontrolling interest was recognized at the higher of (1) the initial carrying amount adjusted for accumulated earnings and distributions or (2) the contractually-defined redemption value as of the balance sheet date. In June 2023, the noncontrolling shareholder exercised its put option right and we closed the purchase of the remaining 25% of this subsidiary.

See Note 22, "Redeemable Noncontrolling Interest Acquisition" for more information.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
New Accounting Pronouncements - Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. This ASU amends ASC 740 to enhance the nature of disclosures for income taxes. Specifically, the ASU requires public business entities to disclose additional information in categories defined within the ASU within the reconciliation of the effective tax rate to the statutory rate for federal, state and foreign income taxes. Additionally, the ASU requires disclosure of taxes paid, net of refunds received, disaggregated by federal, state and foreign taxes. ASU 2023-09 is effective for years beginning after December 15, 2024 with early adoption permitted. We have adopted this guidance, which did not have an impact on our financial condition, results of operations and cash flows, although it did result in expanded disclosures as included in Note 9, "Income Taxes".

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

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06"). This ASU amends ASC 350 to now require entities to commence capitalizing eligible software costs when (i) management has authorized and committed to funding the software project, and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The new standard also supersedes the guidance related to costs incurred to develop a website. ASU 2025-06 is effective for years beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements.

Reclassification of Prior Period Presentation

Certain reclassifications of prior periods have been made to our Consolidated Statement of Operations and our operating cash flows within our Consolidated Statement of Cash Flows to conform to the current period presentation. These reclassifications had no effect on our balance sheet, operating and net income, or total cash flows from operating, investing, and financing activities previously presented.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Asset Impairment and Other Charges, Net

We incurred asset impairment and other charges, net totaling $59.3 million for 2025, $4.2 million for 2024 and $143.4 million for 2023.

The following represents the detail of asset impairment and other charges, net for the year ended December 26, 2025 by reportable segment (U.S. dollars in millions):

	Long-lived and other asset impairment	Exit activity and other charges	Total
Banana segment:
Philippines impairment of banana-related fixed assets and exit costs (1)	35.7	1.8	37.5
Fresh and value-added products segment:
Asset impairment and write-offs related to planned divestiture of Mann Packing (2)	17.9	—	17.9
Impairment of leased grape farm in Chile and legal settlement accrual (3)	0.6	1.5	2.1
Adjustment of Kunia Well Site environmental reserve in Hawaii	—	0.6	0.6
Other fresh and value-added products segment charges	1.2	—	1.2
Total asset impairment and other charges, net	$55.4	$3.9	$59.3

(1)     During the year ended December 26, 2025, we abandoned two operations in the Philippines as a result of low profitability and reduced production, including the impact of crop disease. As a result, we incurred charges of $35.7 million related to the write-off of property, plant and equipment and right-of-use lease assets and $1.8 million in charges related to restoration and severance costs. Refer to Note 18, "Fair Value Measurements".
(2)     As a result of our divestiture of the Mann Packing business, including substantially all the operational assets, we recorded $17.9 million in asset impairment and other charges during the year ended December 26, 2025. These charges included $15.7 million to reduce the carrying value of the disposal group assets to fair value and $2.2 million in charges related to software used by the operations of Mann Packing. Refer to Note 6, "Goodwill and other Intangible Assets" and Note 18, "Fair Value Measurements".
(3)     As a result of low productivity at a leased grape farm in Chile, we recorded impairment charges of approximately $0.6 million during the year ended December 26, 2025. Additionally, we accrued restoration costs of $1.5 million in conjunction with a legal settlement made as a result of our termination of the lease.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following represents the detail of asset impairment and other charges, net for the year ended December 27, 2024 by reportable segment (U.S. dollars in millions):

	Long-lived and other asset impairment	Exit activity and other charges (credits)	Total
Banana segment:
California Air Resource Board reserve (1)	$—	$0.5	$0.5
Philippines impairment of banana-related fixed assets	1.2	—	1.2
Fresh and value-added products segment:
Insurance recovery related to South American warehouse	—	(2.0)	(2.0)
Impairment of vegetable reporting unit goodwill (2)	1.4	—	1.4
Impairment of damaged buildings in Central America	1.5	—	1.5
Reduction in repair reserves related to 2023 flooding in Greece (3)	(0.5)	—	(0.5)
Chile property and equipment damage due to rain and windstorms	—	0.2	0.2
Other fresh and value-added products segment charges	0.1	—	0.1
Other:
Legal settlement (4)	—	1.8	1.8
Total asset impairment and other charges, net	$3.7	$0.5	$4.2

(1)     During the year ended December 27, 2024, we recorded a $0.5 million reserve relating to a regulatory matter. Refer to Note 16, "Commitments and Contingencies" for further information.
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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following represents the detail of asset impairment and other charges, net for the year ended December 29, 2023 by reportable segment (U.S. dollars in millions):

	Long-lived and other asset impairment	Exit activity and other charges	Total
Banana segment:
Impairment of low-yielding banana farms in the Philippines	$3.7	$—	$3.7
Fresh and value-added products segment:
Impairment of fresh and value-added assets in North America (1)	109.6	—	109.6
Impairment of prepared foods reporting unit goodwill (2)	21.6	—	21.6
Impairment of low productivity grape vines in South America and related costs	1.7	0.1	1.8
Impairment of low-yielding apple farms in South America	2.6	$—	$2.6
Other fresh and value-added products segment charges	0.3	$0.7	$1.0
Other:
2023 cybersecurity incident expenses (3)	—	1.3	1.3
Impairment of assets related to idle land in Central and South America	$1.8	$—	$1.8
Total asset impairment and other charges, net	$141.3	$2.1	$143.4

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

4. Investments in and Advances to Unconsolidated Companies

Investments in and advances to unconsolidated companies amounted to $63.2 million as of December 26, 2025 and $39.9 million as of December 27, 2024. These investments are accounted for under the equity method of accounting, and primarily relate to investments in limited partnerships and joint ventures in the food, nutrition and agricultural technology sectors. Our investments in unconsolidated companies include investments in companies who qualify as investment companies pursuant to Accounting Standards Codification Topic 946, Financial Services - Investment Companies ("ASC 946") and, accordingly, are carried at net asset value ("NAV"), which approximates fair value. Our investments in unconsolidated companies who qualify as investment companies under ASC 946, which make up approximately $52.9 million of the balance as of December 26, 2025 and $32.3 million of the balance as of December 27, 2024, cannot be redeemed, but the funds will make distributions through liquidation. The estimate of the liquidation period varies from 2026 to 2037. Total unfunded commitments related to our investments in and advances to unconsolidated companies as of December 26, 2025 were $12.3 million, of which $1.7 million was funded during January 2026.

Distributions received from these investments were $2.5 million for the year ended December 26, 2025 and were not significant for the years ended December 27, 2024 and December 29, 2023. On February 10, 2026, we received a distribution of $29.6 million as a result of the January 2026 liquidation of an investment fund whose carrying value made up $23.0 million of our investments in and advances to unconsolidated companies as of December 26, 2025.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following (U.S. dollars in millions):

	December 26, 2025	December 27, 2024
Land and land improvements	$648.6	$680.0
Machinery and equipment	559.8	598.7
Buildings and leasehold improvements	529.4	550.4
Maritime equipment (including containers)	204.3	223.3
Furniture, fixtures and office equipment	96.3	101.4
Automotive equipment	68.5	68.6
Construction-in-progress	35.3	21.0
	2,142.2	2,243.4
Less: accumulated depreciation and amortization	(1,022.7)	(1,051.8)
Property, plant and equipment, net	$1,119.5	$1,191.6

Depreciation expense on property, plant and equipment, including assets under finance leases, was $72.4 million for 2025, $78.4 million for 2024 and $79.9 million for 2023.

Shipping containers, machinery and equipment and automotive equipment under finance leases totaled $10.4 million at December 26, 2025 and $10.4 million at December 27, 2024. Accumulated amortization for assets under finance leases was $6.2 million at December 26, 2025 and $4.7 million at December 27, 2024.

The gain on disposal of property, plant and equipment, net and subsidiary was a gain of $10.3 million for 2025, $39.5 million for 2024 and $37.9 million for 2023. The gain on disposal of property, plant and equipment, net and subsidiary in 2025 was primarily related to the sale of four carrier vessels and two idle properties in Chile, partially offset by the disposal of low-yielding banana crops in Costa Rica. The gain on disposal of property, plant and equipment, net and subsidiary in 2024 was primarily related to the sale of two idle facilities and one warehouse in Chile, a Canadian distribution center, and certain assets of a fresh-cut vegetable subsidiary in North America.

6. Goodwill and Other Intangible Assets

The following table reflects our indefinite-lived intangible assets, including goodwill, and our definite-lived intangible assets along with related accumulated amortization by major category (U.S. dollars in millions):

	December 26, 2025	December 27, 2024
Goodwill	$390.0	$396.3
Indefinite-lived intangible assets:
Trademarks	31.6	31.7
Definite-lived intangible assets:
Definite-lived intangible assets	10.6	10.6
Accumulated amortization	(9.1)	(9.1)
Definite-lived intangible assets, net	1.5	1.5
Goodwill and other intangible assets, net	$423.1	$429.5

Indefinite-lived and definite-lived intangible assets are included in intangible assets, net, in the Consolidated Balance Sheets. Our definite-lived intangible assets primarily consist of water rights in South America.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table reflects the changes in the carrying amount of goodwill by business segment (U.S. dollars in millions):

	Bananas	Fresh and Value-Added Products	Totals
Balance at December 29, 2023	$64.4	$337.5	$401.9
Foreign exchange	(0.2)	—	(0.2)
Goodwill allocated to disposal of fresh-cut vegetable assets	—	(4.0)	(4.0)
Impairment charges	—	(1.4)	(1.4)
Balance at December 27, 2024	$64.2	$332.1	$396.3
Foreign exchange	0.4	0.5	0.9
Goodwill allocated to Mann Packing disposal group	—	(7.2)	(7.2)
Balance at December 26, 2025	$64.6	$325.4	$390.0

In the table above, goodwill is presented net of accumulated impairment losses of $111.1 million, relating strictly to the fresh and value-added products segment.

Allocation of Goodwill to Mann Packing Disposal Group

During the third quarter of 2025, we entered into a non-binding Letter of Intent pursuant to which we intended to sell the Mann Packing business, a wholly-owned subsidiary of the Company included in our fresh and value-added products segment, including substantially all operating assets. Subsequently, on October 15, 2025, we entered into an Asset Purchase Agreement (the "Mann Divestiture Agreement"), by and among Mann Packing and the Company (collectively, the "Sellers") and CBRT Processing, LLC and True Leaf Holdings, LLC (collectively, the "Buyer") pursuant to which the Buyer agreed to acquire the Mann Packing business and substantially all its operational assets. In accordance with ASC 805 - Business Combinations, the Mann Packing Assets constitute a business and, as a result, $7.2 million of goodwill from our fresh-cut products reporting unit was allocated to the carrying value of the disposal group as determined on a relative fair value basis during the third quarter of 2025. The reporting unit was evaluated for impairment subsequent to the allocation of goodwill and it was determined that the fair value of the reporting unit was in excess of its carrying amount. See Note 18, “Fair Value Measurements” for further discussion.

Allocation of Goodwill to Disposal of Fresh Leaf Farm Assets

On October 26, 2024, we entered into an agreement to dispose of certain assets in Fresh Leaf Farms, LLC ("Fresh Leaf Farms"), a wholly owned subsidiary of our Mann Packing business which operated in our fresh and value-added products segment. In accordance with ASC 805 - Business Combinations, the sale of the Fresh Leaf Farms' assets constitutes a business, and therefore, we allocated $4.0 million of goodwill from our fresh-cut reporting unit to the carrying value of the assets sold as determined on a relative fair value basis. The reporting unit was evaluated for impairment subsequent to the allocation of goodwill and it was determined that the fair value of the reporting unit was in excess of its carrying amount. See Note 18, “Fair Value Measurements” for further discussion.

Results of 2025 Impairment Tests

We review goodwill for impairment on an annual basis or earlier if indicators of impairment arise. We performed our fourth quarter 2025 annual goodwill impairment test using a quantitative assessment for all reporting units, and specifically an income approach valuation methodology. The results of our impairment test resulted in the fair value of each reporting unit exceeding its respective carrying amount as of the assessment date.

We also evaluated both Del Monte® trade names and trademarks related to our prepared foods reporting unit for impairment as of the first day of our fourth quarter of 2025 using the royalty savings method, an income approach valuation methodology. The royalty savings method estimated the fair value of the intangible assets by capitalizing the royalties saved. Both Del Monte® trade names and trademarks had fair values that exceeded their carrying amounts.

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

The following table highlights the sensitivities of the indefinite-lived intangibles as of December 26, 2025 (U.S. dollars in millions):

	Banana Reporting Unit Goodwill	Prepared Foods Reporting Unit Goodwill	Prepared Foods Reporting Unit Del Monte® Trade Names and Trademarks
Carrying value of indefinite-lived intangible assets	$64.6	$27.1	$31.7
Approximate percentage by which the fair value exceeds the carrying value based on the annual impairment test	20.1%	6.8%	16.5%
Amount that a one percentage point increase in the discount rate and a 5% decrease in cash flows would cause the carrying value to exceed the fair value and trigger an impairment	$41.9	$27.1	$—

Results of 2024 Impairment Tests

Based on the results of our 2024 impairment test and due to underperformance in our vegetable business in North America and reduction in forecasted cash flows, we incurred an impairment charge of $1.4 million representing the entire goodwill assigned to the vegetable reporting unit.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
As of December 26, 2025, the estimated amortization expense related to definite-lived intangible assets for the five succeeding years is as follows (U.S. dollars in millions):

Year	Estimated Amortization Expense
2026	$0.1
2027	0.1
2028	0.1
2029	0.1
2030	0.1

7. Allowance for Credit Losses

We estimate expected credit losses on our trade receivables and financing receivables in accordance with Accounting Standards Codification (“ASC”) 326 - Financial Instruments - Credit Losses.

Trade Receivables

Trade receivables as of December 26, 2025 were $376.1 million, net of an allowance of $38.2 million. Our allowance for trade receivables consists of two components: a $16.8 million allowance for credit losses and a $21.4 million allowance for customer claims accounted for under the scope of ASC 606 - Revenue Recognition.

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

The table below presents a rollforward of our trade receivable allowance for credit losses for the years ended December 26, 2025 and December 27, 2024 (U.S. dollars in millions):

	Year ended
Trade Receivables	December 26, 2025	December 27, 2024
Allowance for Credit Losses
Balance, beginning of period	$11.5	$7.4
Provision for uncollectible amounts	6.1	4.7
Deductions to allowance related to write-offs	(0.6)	(0.4)
Recoveries of amounts previously allowed for	(0.6)	—
Foreign exchange effects	0.4	(0.2)
Balance, end of period	$16.8	$11.5

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

The following table details the advances to growers and suppliers based on their credit risk profile (U.S. dollars in millions):

	December 26, 2025		December 27, 2024
	Current	Past-Due	Current	Past-Due
Gross advances to growers and suppliers	$10.7	$22.3	$18.8	$16.1

The allowance for advances to growers and suppliers and the related financing receivables for the years ended December 26, 2025 and December 27, 2024 were as follows (U.S. dollars in millions):

	Year ended
	December 26, 2025	December 27, 2024
Allowance for advances to growers and suppliers:
Balance, beginning of period	$12.1	$7.5
Provision for uncollectible amounts	15.8	5.6
Deductions to allowance related to write-offs	(0.8)	(1.0)
Balance, end of period	$27.1	$12.1

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (U.S. dollars in millions):

	December 26, 2025	December 27, 2024
Trade payables	$237.9	$228.0
Accrued fruit purchases	17.3	30.1
Ship and port operating expenses	17.3	20.1
Warehouse and distribution costs	24.0	22.5
Payroll and employee benefits	88.1	88.9
Accrued promotions	23.5	29.1
Other accrued expenses	59.2	57.3
Accounts payable and accrued expenses	$467.3	$476.0

Other accrued expenses are primarily composed of accruals for purchases received but not invoiced and other accruals, none of which individually exceed 5% of current liabilities.

9. Income Taxes

We adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures on a prospective basis for the year ended December 26, 2025.

The provision for income taxes consisted of the following (U.S. dollars in millions):

	Year ended
	December 26, 2025	December 27, 2024	December 29, 2023
Current:
U.S. federal income tax	$0.2	$0.1	$0.1
State	1.9	0.7	1.0
Non-U.S.	27.3	24.8	20.8
	29.4	25.6	21.9
Deferred:
U.S. federal income tax	(0.6)	0.3	(1.1)
State	(0.7)	0.2	(0.2)
Non-U.S.	9.3	3.0	(2.5)
	8.0	3.5	(3.8)
	$37.4	$29.1	$18.1

Income before income taxes consisted of the following (U.S. dollars in millions):

	Year ended
	December 26, 2025	December 27, 2024	December 29, 2023
U.S.	$2.4	$8.5	$(136.4)
Non-U.S.	128.5	162.2	152.9
	$130.9	$170.7	$16.5

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In accordance with the updated requirements of ASU 2023-09 for the year ended December 26, 2025, a reconciliation of the U.S. federal statutory income tax rate to the effective tax rate are explained in the following (U.S. dollars in millions):

	December 26, 2025
	Amount	Rate
U.S. federal statutory income tax at 21%	$27.5	21.0%
State and local income taxes, net of federal income tax effect (a)	2.0	1.6%
Enactment of new tax laws	0.2	0.2%
Tax Credits	(0.1)	(0.1)%
Valuation allowance	(4.0)	(3.1)%
Other	2.4	1.9%
Foreign tax effects:
Brazil
Foreign currency adjustment	7.4	5.6%
Changes in valuation allowance	(6.2)	(4.7)%
Other	0.1	0.1%
Cayman Islands
Foreign rate differential	2.9	2.1%
Chile
Local tax law adjustment	(1.7)	(1.3)%
Changes in valuation allowance	2.4	1.8%
Costa Rica
Foreign rate differential	7.7	5.9%
Statutory tax regime	(19.8)	(15.2)%
Other	(0.7)	(0.6)%
Guatemala
Nondeductible expenses	1.7	1.3%
Non-taxable income (loss)	(1.4)	(1.1)%
Other taxes	2.0	1.6%
Other	0.8	0.6%
Luxembourg
Nondeductible interest permanent true-up	(4.5)	(3.4)%
Global minimum tax	2.9	2.1%
Changes in valuation allowance	8.1	6.3%
Permanent difference true-up	(1.5)	(1.1)%
Other	(0.3)	(0.3)%
Philippines
Nondeductible asset impairment	7.6	5.8%
Non-taxable income (loss)	(3.6)	(2.7)%
Changes in valuation allowance	3.7	2.8%
Other	(0.7)	(0.5)%
Saudi Arabia
Asset sale permanent true-up	2.8	2.1%
Other	(0.2)	(0.2)%
Switzerland
Foreign currency adjustment	4.2	3.2%
Other	(2.1)	(1.6)%
United Kingdom
Foreign rate differential	1.8	1.4%
Income not subject to income tax due to tonnage tax	(8.8)	(6.7)%
Other	0.2	0.2%
Other Foreign Jurisdictions	2.3	1.8%
Worldwide changes in unrecognized tax benefits	2.3	1.7%
Effective tax rate	$37.4	28.5%
(a)State taxes in California, Texas, North Carolina and Pennsylvania made up the majority (greater than 50 percent) of this category.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Company has a subsidiary that operates in a jurisdiction with a statutory tax regime which provides corporate income tax incentives for qualifying activities, subject to compliance with certain operational and investment requirements for an initial period of 8 years, expiring on December 31, 2031, with the opportunity to renew. The aggregate reduction in income tax expense attributable to this was approximately $19.8 million. The impact on diluted earnings per share was $0.41 for the year ended December 26, 2025.

The differences between the reported provision for income taxes and income taxes computed at the U.S. statutory federal income tax rate for years prior to the adoption of ASU 2023-09 are explained in the following reconciliation (U.S. dollars in millions):

	Year Ended
	December 27, 2024	December 29, 2023
Income tax provision computed at the U.S. statutory federal rate	$35.9	$3.4
Effect of tax rates on non-U.S. operations	(31.2)	(70.8)
Provision for uncertain tax positions	(1.0)	1.5
Non-deductible interest	22.3	23.1
Foreign exchange	(18.2)	8.1
Non-deductible differences	1.3	(0.7)
Non-taxable income/loss	(2.1)	(0.5)
Non-deductible impairment charges	0.7	5.4
Other	2.1	0.8
State tax benefit	0.5	(4.4)
Other taxes in lieu of income	5.8	3.5
Increase in valuation allowance (1)	13.0	48.7
Provision for income taxes	$29.1	$18.1
  ______
_______
(1)     The increase in valuation allowance includes effects of foreign exchange and adjustments to deferred tax balances which were fully offset by valuation allowance.

The table below provides the updated requirements of ASU 2023-09 for cash paid for income taxes, net of refunds during the year ended December 26, 2025:

Cash Paid for Income Taxes:
U.S. federal	$—
U.S. state and local	0.9
Non-U.S.
Chile	2.0
Costa Rica	1.4
Guatemala	3.4
Mexico	3.3
Saudi Arabia	3.0
Other foreign jurisdictions	4.2
Total	$18.2

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Deferred income tax assets and liabilities consisted of the following (U.S. dollars in millions):

	December 26, 2025	December 27, 2024
Deferred tax liabilities:
Allowances and other accrued liabilities	$(2.0)	$(0.5)
Inventories	(16.0)	(16.8)
Property, plant and equipment	(65.1)	(69.8)
Equity in earnings of unconsolidated companies	(6.0)	(2.7)
Pension obligations	(3.1)	(2.7)
Other noncurrent deferred tax liabilities	(27.1)	(26.8)
ROU assets	(24.8)	(17.8)
Total noncurrent deferred tax liabilities	$(144.1)	$(137.1)

Deferred tax assets:
Allowances and other accrued assets	$21.3	$19.0
Inventories	3.1	6.2
Pension obligations	26.6	23.2
Property, plant and equipment	3.1	2.9
Post-retirement benefits other than pension	0.9	2.8
Net operating loss carryforwards	418.1	408.0
Capital loss carryover	4.1	3.2
Other noncurrent assets	123.6	124.5
Operating lease	28.4	19.4
Total noncurrent deferred tax assets	629.2	609.2
Valuation allowance	(518.8)	(499.8)
Total deferred tax assets, net	110.4	109.4
Net deferred tax liabilities	$(33.7)	$(27.7)

The valuation allowance increased by $19.0 million in 2025. The increase in 2025 relates primarily to valuation allowance on additional net operating loss carryforwards combined with the effect of a change in judgment about our ability to realize deferred tax assets in future years, due to our current and foreseeable operations.

At December 26, 2025, we are no longer permanently reinvested on certain foreign earnings. Accordingly, there is a deferred tax liability of $0.9 million as of December 26, 2025 related to the foreign earnings which are not considered to be permanently reinvested. Additionally, the undistributed earnings of our foreign subsidiaries amounted to $625.5 million. Those earnings are considered to be either indefinitely reinvested, or the earnings could be distributed tax free. To the extent the earnings are considered indefinitely reinvested, determination of the amount of the unrecognized deferred tax liability is not practicable due to the complexities associated with its hypothetical calculation.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
At December 26, 2025, we had approximately $1,640.2 million of federal and foreign tax operating loss carryforwards expiring as follows (U.S. dollars in millions):

Expires:
2026	$3.5
2027	1.2
2028	5.8
2029	6.8
2030 and beyond	865.9
No expiration	757.0
$1,640.2

A reconciliation of the beginning and ending amount of uncertain tax positions excluding interest and penalties is as follows (U.S. dollars in millions):

	December 26, 2025	December 27, 2024	December 29, 2023
Beginning balance	$4.7	$6.4	$6.1
Gross increases - current-period tax positions	2.1	0.5	1.2
Settlements	—	(1.0)	(1.1)
Lapse of statute of limitations	(0.9)	(1.0)	—
Foreign exchange	—	(0.2)	0.2
Ending balance	$5.9	$4.7	$6.4

We accrued $9.9 million in 2025 and $7.6 million in 2024, for uncertain tax positions, including interest and penalties that, if recognized would affect the effective income tax rate.

The tax years 2012-2024 remain subject to examination by taxing authorities throughout the world in major jurisdictions, such as Costa Rica, Luxembourg, Switzerland and the United States.

We classify interest and penalties on uncertain tax positions as a component of income tax expense in the Consolidated Statements of Operations. Accrued interest and penalties related to uncertain tax positions are $4.0 million and $2.8 million for December 26, 2025 and December 27, 2024, respectively and are included in other noncurrent liabilities.

In connection with the examination of the tax returns in three foreign jurisdictions, the taxing authorities have issued income tax deficiencies primarily related to transfer pricing aggregating approximately $260.6 million (including interest and penalties) for tax years 2012 through 2021. We strongly disagree with the proposed adjustments and have filed or intend to file a protest with each of the taxing authorities.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In one of the foreign jurisdictions, we are currently contesting tax assessments related to the 2012-2015 audit years and the 2016 audit year in both the administrative court and the judicial court. During 2019 and 2020, we filed actions contesting the tax assessment in the administrative office. Our initial challenge to each of these tax assessments was rejected, and we subsequently lost our appeals at the administrative court. We have subsequently filed actions to contest each of these tax assessments in the country’s judicial courts. In addition, we have filed a request for injunction to the judicial court to stay the tax authorities' collection efforts for these two tax assessments, pending final judicial decisions. The court granted our injunction with respect to the 2016 audit year, however denied our injunction with respect to the 2012-2015 audit years. We timely appealed the denial of the injunction, and on August 10, 2022 the appellate court overturned the denial and granted our injunction for the 2012-2015 audit years with a trial date set for July 4, 2025. During June 2025, we were notified of the hearing being suspended until further notice due to a pending constitutional remedy affecting a rule included in the arguments. Pursuant to local law, we registered real estate collateral with an approximate fair market value of $7.3 million in connection with the grant of the 2016 audit year injunction. This real estate collateral has a net book value of $3.8 million as of the year ended December 26, 2025. In addition, in connection with the grant of the 2012-2015 audit year injunction, we registered real estate collateral with an approximate fair market value of $30.6 million, and a net book value of $4.6 million as of the year ended December 26, 2025. The registration of this real estate collateral does not affect our operations in the country.

In the second foreign jurisdiction, the administrative court denied our appeal, and on March 4, 2020 we filed an action in the judicial court to contest the administrative court's decision. The case is still pending.

In the third foreign jurisdiction, we received tax assessments related to 2018-2021 audit years. We have filed objections contesting these assessments and have subsequently initiated appeals. Subsequent to December 26, 2025, we received an unfavorable decision related to the appeals. We will continue to contest these assessments and have pursued further appeal through the applicable appellate forum.

We will continue to vigorously contest the adjustments and to exhaust all administrative and judicial remedies necessary in all jurisdictions to resolve the matters, which could be a lengthy process.

We regularly assess the likelihood of adverse outcomes resulting from examinations such as these to determine the adequacy of our tax reserves. Accordingly, during the year ended December 26, 2025, we accrued $2.9 million based on our current evaluation of the proposed adjustments. There can be no assurance that these matters will be resolved in our favor, and an adverse outcome of either matter, or any future tax examinations involving similar assertions, could have a material effect on our financial condition, results of operations and cash flows.

Additionally, the European Union (EU) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (OECD) Pillar Two Framework. Pursuant to the implementation dates prescribed in the Directive, the rules became effective for the Company for the 2025 fiscal year. A significant number of other countries are expected to also implement similar legislation with varying effective dates in the future. To date, the Company has determined that there is a global minimum tax liability of $2.8 million as a result of Pillar Two, as certain jurisdictions have satisfied the safe harbor test to mitigate any minimum tax under Pillar Two. The Company continues to monitor its jurisdictions for any legislative changes.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. For the year ended December 26, 2025, the impact of OBBBA on our consolidated financial statements is immaterial. We are continuing to evaluate the effects of OBBBA for provisions that become effective in future periods.

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

Our operating lease arrangements include leases of agricultural land and certain property, plant, and equipment, including office facilities and refrigerated containers. Many of our leases include predetermined fixed escalation clauses. We recognize rental expense for operating leases on a straight-line basis over the expected term of the lease. We also enter into ship charter agreements for the transport of our fresh produce to markets worldwide. As of the year ended 2025, one of our ships is chartered. The remaining term for our chartered ship is approximately 12 months.

In connection with our divestiture of the Mann Packing business during the fourth quarter of 2025, we entered into a five-year lease as lessor for our Gonzales, California processing facility commencing in December 2025. The lease provides the lessee the option to renew the lease for an additional five-year term as well as a purchase option which can be exercised annually as described in the lease agreement. No lease income was recognized under this lease agreement during 2025 and 2024.

During the year ended December 27, 2024, we entered into an agreement ("the Sale Agreement") to dispose of certain assets in Fresh Leaf Farms, LLC, a wholly owned subsidiary of our Mann Packing business. In conjunction with the Sale Agreement, we entered into a lease termination agreement and an assignment and assumption agreement with the buyer of the Fresh Leaf Farms assets which resulted in the termination of two of our leases. As a result of the termination, we recognized a gain of $0.3 million which is included in gain on disposal of property, plant and equipment, net and subsidiary on our Consolidated Statement of Operations for the year ended December 27, 2024.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Lease Position

The following table presents the lease-related assets and liabilities recorded on our Consolidated Balance Sheets as of December 26, 2025 and December 27, 2024 (U.S. dollars in millions):

Classification on the Balance Sheet		December 26, 2025	December 27, 2024
Assets
Operating lease assets	Operating lease right-of-use assets	$192.8	$186.1
Finance lease assets	Property, plant and equipment, net	4.2	5.7
Total lease assets		$197.0	$191.8
Liabilities
Current
Operating	Current maturities of operating leases	$45.4	$38.6
Finance	Current maturities of debt and finance leases	1.5	1.5
Noncurrent
Operating	Operating leases, less current maturities	125.9	122.3
Finance	Long-term debt and finance leases, less current maturities	3.2	4.8
Total lease liabilities		$176.0	$167.2
Weighted-average remaining lease term:
Operating leases		6.0 years	5.9 years
Finance leases		3.1 years	4.0 years
Weighted-average discount rate:
Operating leases		6.47%	6.48%
Finance leases		1.80%	1.85%

Lease Costs

The following table presents certain information related to the lease costs for finance and operating leases for the years ended December 26, 2025, December 27, 2024 and December 29, 2023 (U.S. dollars in millions):

	December 26, 2025	December 27, 2024	December 29, 2023
Finance lease cost
Amortization of lease assets	$1.5	$1.7	$1.5
Operating lease cost	48.9	68.6	72.1
Short-term lease cost	13.7	8.0	7.0
Variable lease cost	4.7	6.2	7.4
Total lease cost	$68.8	$84.5	$88.0

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Other Information

The following table presents supplemental cash flow information related to leases for years ended December 26, 2025, December 27, 2024 and December 29, 2023 (U.S. dollars in millions):

	December 26, 2025	December 27, 2024	December 29, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$53.0	$59.5	$58.1
Financing cash flows for finance leases	1.5	1.4	1.3
Right-of-use assets obtained in exchange for new operating lease liabilities	56.4	38.2	51.0
Right-of-use assets obtained in exchange for new finance lease liabilities	—	0.1	0.2

Undiscounted Cash Flows

The following table reconciles the undiscounted cash flows for each of the first five years and total remaining years to the finance lease liabilities and operating lease liabilities recorded on the Consolidated Balance Sheet as of December 26, 2025 (U.S. dollars in millions):

	Operating Leases	Finance Leases
2026	$49.3	$1.6
2027	35.7	1.6
2028	29.8	1.5
2029	21.6	—
2030	12.4	—
Thereafter	40.8	—
Total lease payments	189.6	4.7
Less: imputed interest	18.3	—
Total lease liabilities	$171.3	$4.7

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

The 2024 Amended Credit Facility contains similar financial covenants to those included within the Second A&R Credit Agreement. Specifically, it requires us to maintain 1) a Consolidated Leverage Ratio of not more than 3.75 to 1.00 at any time during any period of four consecutive fiscal quarters, subject to certain exceptions and 2) minimum Consolidated Interest Coverage Ratio of not less than 2.25 to 1.00 as of the end of any fiscal quarter. Additionally, it requires us to comply with certain other covenants, including limitations on capital investments, the amount of dividends that can be paid in the future, the amounts and types of liens and indebtedness, material asset sales, and mergers. Under the 2024 Amended Credit Facility, we are permitted to declare or pay cash dividends in any fiscal year up to an amount that does not exceed the greater of (i) an amount equal to (1) the greater of (A) 50% of the Consolidated Net Income (as defined in the 2024 Amended Credit Facility) for the immediately preceding fiscal year or (B) $25 million (the "Base Dividend Basket") plus (2) commencing in the fiscal year ending December 26, 2025 any portion of the Base Dividend Basket not used in the immediately preceding fiscal year, or (ii) the greatest amount which would not cause the Consolidated Leverage Ratio (determined on a pro forma basis as of the date of declaration or payment) to exceed 3.50 to 1.00. It also provides an allowance for stock repurchases to be an amount not exceeding the greater of (i) (A) $50,000,000 (the "Base Redemption Basket") plus (B) commencing in the fiscal year ending December 26, 2025, any portion of the Base Redemption Basket not used in the immediately preceding fiscal year or (ii) the greatest amount which would not cause the Consolidated Leverage Ratio (determined on a pro forma basis as of the date of such repurchase) to exceed 3.50 to 1.00. As of December 26, 2025, we were in compliance with all of the covenants contained in the 2024 Amended Credit Facility.

In connection with the 2024 Amended Credit Facility, we paid lender and third-party fees of $2.2 million associated with the amendment. We concluded that the amendment resulted in a modification of debt and as such, determined that debt issuance costs incurred in connection with the 2024 Amended Credit Facility would be deferred and amortized over the term of the new arrangement. Debt issuance costs of $1.3 million and $1.8 million are included in other noncurrent assets on our Consolidated Balance Sheets as of December 26, 2025 and December 27, 2024.

The following is a summary of the material terms of the 2024 Amended Credit Facility and other working capital facilities at December 26, 2025 (U.S. dollars in millions):

	Term	Maturity Date	Interest Rate	Borrowing Limit	Available Borrowings
Bank of America credit facility	5 years	February 21, 2029	4.84%	$750.0	$577.0
Rabobank letter of credit facility	364 days	June 12, 2026	Varies	25.0	18.8
Other working capital facilities	Varies	Varies	Varies	20.9	9.7
				$795.9	$605.5

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The margin for Term SOFR advances as of December 26, 2025 was 1.00%. We intend to use funds borrowed under the 2024 Amended Credit Facility from time to time for general corporate purposes, which may include working capital needs, capital expenditures, funding of possible acquisitions, share repurchases, and satisfaction of other obligations.

As of December 26, 2025, we applied $32.0 million to letters of credit and bank guarantees issued from Rabobank Nederland, Bank of America, and other banks.

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

Maturities of long-term debt obligations during the next five years and thereafter are as follows (U.S. dollars in millions):

Fiscal Years	Long-Term Debt
2026	$8.4
2027	8.1
2028	7.6
2029	174.4
2030	—
Thereafter	—
198.5
Less: Amounts representing interest(1)	(25.5)
173.0
Less: Current portion	—
Totals, net of current portion of long-term debt and finance lease obligations	$173.0

(1)     We utilize a variable interest rate on our long-term debt, and for presentation purposes we have used an assumed average rate of 4.4%.

Cash payments of interest on long-term debt, net of amounts capitalized, were $13.4 million for 2025, $20.3 million for 2024 and $24.2 million for 2023. Capitalized interest expense was $0.3 million for 2025, $0.5 million for 2024 and $0.3 million for 2023.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Earnings Per Ordinary Share

Basic net income per share is computed using the weighted average number of common shares outstanding for the period. Basic and diluted net income (loss) per ordinary share are calculated as follows (U.S. dollars in millions, except share and per share data):

	Year ended
	December 26, 2025	December 27, 2024	December 29, 2023
Numerator:
Net income (loss) attributable to Fresh Del Monte Produce Inc.	$90.7	$142.2	$(11.4)

Denominator:
Weighted average number of ordinary shares - Basic	47,845,826	47,876,129	47,979,143
Effect of dilutive securities - share-based awards	307,055	163,876	—
Weighted average number of ordinary shares - Diluted	48,152,881	48,040,005	47,979,143

Antidilutive awards(1)	—	—	692,680

Net income (loss) per ordinary share attributable to Fresh Del Monte Produce Inc.:
Basic	$1.90	$2.97	$(0.24)
Diluted	$1.88	$2.96	$(0.24)

(1)     Awards of certain unvested shares and options are not included in the calculation of diluted weighted average shares outstanding because their effect would have been anti-dilutive.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Accumulated Other Comprehensive Loss

The following table includes the changes in accumulated other comprehensive loss by component for the years ended December 26, 2025 and December 27, 2024 (U.S. dollars in millions):

	Changes in Accumulated Other Comprehensive Loss by Component (1)
	Cash Flow Hedges		Foreign Currency Translation Adjustment		Retirement Benefit Adjustment	Total
Balance at December 29, 2023	$3.8		$(37.1)		$(10.0)	$(43.3)
Other comprehensive income (loss) before reclassifications	9.0	(3)	(8.1)	(2)	(1.6)	(0.7)
Amounts reclassified from accumulated other comprehensive loss	(7.2)		—		0.8	(6.4)
Net current period other comprehensive income (loss)	1.8		(8.1)		(0.8)	(7.1)
Balance at December 27, 2024	$5.6		$(45.2)		$(10.8)	$(50.4)
Other comprehensive income (loss) before reclassifications	(11.3)		20.4		(5.5)	3.6
Amounts reclassified from accumulated other comprehensive loss	7.6		—		1.0	8.6
Net current period other comprehensive (loss) income	(3.7)		20.4		(4.5)	12.2
Balance at December 26, 2025	$1.9		$(24.8)		$(15.3)	$(38.2)

(1)     All amounts are net of tax and noncontrolling interests.
(2)     Includes a gain of $10.1 million for the year ended December 26, 2025 and a loss of $6.1 million for the year ended December 27, 2024 related to intra-entity foreign currency transactions that are of a long-term-investment nature.
(3)     Includes a tax effect of $0.2 million for the year ended December 27, 2024.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table includes details about amounts reclassified from accumulated other comprehensive loss by component for the years ended December 26, 2025 and December 27, 2024 (U.S. dollars in millions):

	Amount of (gain) loss reclassified from accumulated other comprehensive loss
Details about accumulated other comprehensive loss components	December 26, 2025	December 27, 2024	Affected line item in the statement where net income is presented
Cash flow hedges:
Designated as hedging instruments:
Foreign currency cash flow hedges	$13.0	$(4.1)	Net sales
Foreign currency cash flow hedges	(2.7)	3.5	Cost of products sold
Interest rate swaps	(2.7)	(6.6)	Interest expense
Total	$7.6	$(7.2)

Amortization of retirement benefits:
Actuarial losses	$0.5	$0.5	Other expense, net
Curtailment and settlement losses	0.2	0.3	Other expense, net
Curtailment and settlement losses (1)	0.3	—	Asset impairment and other charges, net
Total	$1.0	$0.8
(1)These curtailment and settlement losses were incurred as a result of the abandonment of a Philippines banana operation during 2025. Refer to Note 3, "Asset impairment and other charges, net" for additional detail.

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

The following table sets forth a reconciliation of benefit obligations, plan assets and funded status for our defined benefit pension plans and post-retirement plans as of December 26, 2025 and December 27, 2024, which are also their measurement dates (U.S. dollars in millions):

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Pension plans(1)				Post-retirement plans
	December 26, 2025		December 27, 2024		December 26, 2025	December 27, 2024
	U.S.	U.K.	U.S.	U.K.	Central America	Central America
Change in Benefit Obligation:
Beginning benefit obligation	$10.5	$36.8	$11.2	$40.6	$75.1	$70.2
Service cost	—	—	—	—	6.6	7.2
Interest cost	0.5	2.1	0.5	1.9	5.1	5.1
Actuarial loss (gain)	(0.1)	(1.0)	(0.1)	(2.6)	4.6	0.2
Benefits paid	(1.1)	(2.6)	(1.1)	(2.6)	(8.5)	(2.7)
Exchange rate changes(2)	—	2.6	—	(0.5)	0.8	1.5
Settlement gain	—	—	—	—	—	(6.4)
Ending benefit obligation	9.8	37.9	10.5	36.8	83.7	75.1

Change in Plan Assets:
Beginning fair value	11.3	39.1	11.4	42.2	—	—
Actual return on plan assets	1.1	1.3	1.1	(1.8)	—	—
Company contributions	—	1.9	—	1.8	8.5	9.1
Effect of settlements	—	—	—	—	—	(6.4)
Benefits paid	(1.0)	(2.6)	(1.2)	(2.6)	(8.5)	(2.7)
Exchange rate changes(2)	—	2.9	—	(0.5)	—	—
Ending fair value	11.4	42.6	11.3	39.1	—	—

Amounts recognized in the Consolidated Balance Sheets:
Accounts payable and accrued expenses (current liability)	—	—	—	—	(11.3)	(12.6)
Retirement benefits liability (noncurrent liability)	—	—	—	—	(72.4)	(62.5)
Other noncurrent assets	1.5	4.7	0.8	2.3	—	—
Net asset (liability) recognized in the Consolidated Balance Sheets	$1.5	$4.7	$0.8	$2.3	$(83.7)	$(75.1)

Amounts recognized in accumulated other comprehensive loss:(3)
Net actuarial (loss) gain	(5.4)	(11.7)	(6.3)	(11.0)	0.7	5.2
Prior service cost	—	(1.1)	—	(1.0)	1.9	2.1
Net amount recognized in accumulated other comprehensive loss	$(5.4)	$(12.8)	$(6.3)	$(12.0)	$2.6	$7.3

(1)The accumulated benefit obligation is the same as the projected benefit obligation.
(2)The exchange rate difference included in the reconciliation of the change in benefit obligation and the change in plan assets above results from currency fluctuations of the U.S. dollar relative to the British pound for the U.K. plan and the U.S. dollar versus Central American currencies such as the Costa Rican colon and Guatemalan quetzal for the Central American plans as of December 26, 2025 and December 27, 2024, when compared to the previous year.
(3)We had accumulated other comprehensive income of $3.4 million as of December 26, 2025 and $2.4 million as of December 27, 2024 related to the tax effect of unamortized pension gains and losses.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table provides a rollforward of the accumulated other comprehensive loss balances (U.S. dollars in millions):

	Pension plans				Post-retirement plans
	Year ended				Year ended
	December 26, 2025		December 27, 2024		December 26, 2025	December 27, 2024
Reconciliation of accumulated other comprehensive loss	U.S.	U.K.	U.S.	U.K.	Central America	Central America
Accumulated other comprehensive (loss) gain at beginning of plan year	$(6.3)	$(12.0)	$(6.9)	$(10.7)	$7.3	$8.1
Amortization of net losses recognized during the year	0.4	0.1	0.3	0.1	(0.2)	0.3
Prior service (cost) credit recognized during the year	—	—	—	—	—	(1.0)
Net gain (loss) during the year	0.5	(0.3)	0.3	(1.6)	(4.6)	(0.3)
Currency exchange rate changes	—	(0.6)	—	0.2	0.1	0.2
Accumulated other comprehensive (loss) gain at end of plan year	$(5.4)	$(12.8)	$(6.3)	$(12.0)	$2.6	$7.3

The following table sets forth the net periodic pension cost of our defined benefit pension and post-retirement benefit plans (U.S. dollars in millions):

	Pension plans						Post-retirement plans
	Year ended						Year ended
	December 26, 2025		December 27, 2024		December 29, 2023		December 26, 2025	December 27, 2024	December 29, 2023
	U.S.	U.K.	U.S.	U.K.	U.S.	U.K.	Central America	Central America	Central America
Service cost	$—	$—	$—	$—	$—	$—	$6.6	$7.2	$6.0
Interest cost	0.5	2.1	0.5	1.9	0.6	1.8	5.1	5.1	5.2
Expected return on assets	(0.7)	(2.6)	(0.8)	(2.4)	(0.8)	(2.4)	—	—	—
Settlement (gain) loss	—		—	—	—	—	(0.1)	(0.4)	—
Net amortization	0.3	0.5	0.3	0.3	0.3	0.1	(0.2)	(0.3)	0.1
Net periodic cost (income)	$0.1	$—	$—	$(0.2)	$0.1	$(0.5)	$11.4	$11.6	$11.3

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Actuarial Assumptions

The assumptions used in the calculation of the benefit obligations of our U.S. and U.K. defined benefit pension plans and Central American plans consisted of the following:

	December 26, 2025			December 27, 2024			December 29, 2023
	Pension plans		Post-retirement plans	Pension plans		Post-retirement plans	Pension plans		Post-retirement plans
	U.S.	U.K.	Central America	U.S.	U.K.	Central America	U.S.	U.K.	Central America
Weighted average discount rate	5.15%	5.55%	6.39%	5.40%	5.50%	7.31%	4.90%	4.80%	7.79%
Rate of increase in compensation levels	—	—	4.66%	—	—	4.64%	—	—	4.78%

The assumptions used in the calculation of the net periodic pension costs for our U.S. and U.K. defined benefit pension plans and Central American plans consisted of the following:

	December 26, 2025			December 27, 2024			December 29, 2023
	Pension plans		Post-retirement plans	Pension plans		Post-retirement plans	Pension plans		Post-retirement plans
	U.S.	U.K.	Central America	U.S.	U.K.	Central America	U.S.	U.K.	Central America
Weighted average discount rate	5.40%	5.50%	7.37%	4.90%	4.80%	7.77%	5.15%	5.00%	8.21%
Rate of increase in compensation levels	—	—	4.66%	—	—	4.64%	—	—	3.22%
Expected long-term rate of return on assets	6.25%	6.34%	—	7.00%	5.90%	—	7.00%	6.16%	—

Cash Flows

The following table sets forth estimated future benefit payments:

	Pension plans		Post-retirement plans
	U.S.	U.K.	Central America
Expected benefit payments for:
2026	$1.1	$2.3	$11.3
2027	1.0	2.3	8.9
2028	1.0	2.4	10.0
2029	0.9	2.5	9.4
2030	0.9	2.4	10.0
Next 5 years	3.7	13.1	48.9
Expected benefit payments over the next 10 years	$8.6	$25.0	$98.5

For 2026, expected contributions are $1.9 million for the U.K. pension plan. No contributions are expected for the U.S. pension plan. Contributions for the U.S. and U.K. pension plans are actuarially determined based on funding regulations.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
U.S. Defined Benefit Pension Plan

Plan Assets

Our overall investment strategy is to achieve a mix of between 45% equity securities for long-term growth and 54% fixed income securities for near-term benefit payments. Asset allocation targets promote optimal expected return and volatility characteristics given the long-term time horizon for fulfilling the obligations of the pension plans. Selection of the targeted asset allocation for U.S. plan assets was based upon a review of the expected return and risk characteristics of each asset class, as well as the correlation of returns among asset classes.

The fair values of our U.S. plan assets by asset category were as follows as of the years ended December 26, 2025 and December 27, 2024 (U.S. dollars in millions):

		Fair Value Measurements at December 26, 2025
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Mutual Funds:
Fixed income securities	$6.3	$6.3	$—	$—
Value securities	2.0	2.0	—	—
Growth securities	3.1	3.1	—	—
Total	$11.4	$11.4	$—	$—

		Fair Value Measurements at December 27, 2024
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Mutual Funds:
Fixed income securities	$4.5	$4.5	$—	$—
Value securities	2.4	2.4	—	—
Growth securities	4.4	4.4	—	—
Total	$11.3	$11.3	$—	$—

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

United Kingdom Defined Benefit Pension Plan

Plan Assets

The fair values of our U.K. plan assets by asset category were as follows as of the years ended December 26, 2025 and December 27, 2024 (U.S. dollars in millions):

		Fair Value Measurements at December 27, 2025
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$0.4	$0.4	$—	$—
Equity securities:
Diversified growth funds	8.4	—	8.4	—
Fixed income securities:
Government and corporate bonds	25.3	—	25.3	—
Liability-driven investments	8.5	—	8.5	—
Total	$42.6	$0.4	$42.2	$—

		Fair Value Measurements at December 29, 2024
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$0.8	$0.8	$—	$—
Equity securities:
Diversified growth funds	3.3	—	3.3	—
Other international companies	0.8	—	0.8	—
Real estate investment trusts	0.1	—	0.1	—
Fixed income securities:
Government and corporate bonds	31.7	—	31.7	—
Liability-driven investments	2.4	—	2.4	—
Total	$39.1	$0.8	$38.3	$—

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

Other Employee Benefits

We also sponsor a defined contribution plan established pursuant to Section 401(k) of the Internal Revenue Code. Subject to certain dollar limits, employees may contribute a percentage of their salaries to the plan, and we will match a portion of each employee’s contribution. This plan is in effect for U.S.-based employees only. The expense pertaining to this plan was $1.5 million for 2025, $1.6 million for 2024 and $1.3 million for 2023.

On August 31, 1997, one of our subsidiaries ceased accruing benefits under its salary continuation plan covering certain of our Central American management personnel. At December 26, 2025 we had $1.0 million accrued for this plan, including $0.1 million in accumulated other comprehensive loss related to unamortized pension gains. Net periodic pension costs for the years ended December 26, 2025, December 27, 2024 or December 29, 2023 were insignificant. Expected benefit payments under the plan for 2026 through 2030 total $0.8 million. For 2030 through 2035 the expected benefit payments under the plan total $0.3 million.

We sponsor a service gratuity plan covering certain of our Kenyan personnel. At December 26, 2025 we had $1.3 million accrued for this plan. Net periodic pension costs were $0.6 million for the year ended December 26, 2025, and included curtailment expenses of $0.3 million. Net periodic pension costs were $1.3 million for the year ended December 27, 2024, and included curtailment and settlement expenses of $0.7 million. Net periodic pension costs were $1.5 million for the year ended December 29, 2023, and included curtailment and settlement expenses of $0.8 million. During fiscal 2022, we began conversion of the service gratuity plan into a Provident fund scheme which has allowed certain of our Kenyan personnel to make a voluntary decision whether to remain as participants of the plan, or to convert to the Provident fund. The conversion to the Provident fund scheme will require us to make funding contributions that would differ in timing with those previously expected under the service gratuity plan, and which will ultimately depend on the number of employees who elect to convert. We estimate, based on the anticipated completion of the conversion to the Provident fund scheme during 2026, that expected benefit payments under the service gratuity plan and the Provident fund scheme during 2026 will be approximately $1.0 million, however this number could vary based on the number of employees who ultimately elect to convert.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
We provide retirement benefits to certain employees who are not U.S.-based. Generally, benefits under these programs are based on an employee’s length of service and level of compensation. Included in retirement benefits on our consolidated balance sheets is $16.2 million at December 26, 2025 and $16.7 million at December 27, 2024 related to these programs.

The unamortized pension losses related to other non-U.S.-based plans included in accumulated other comprehensive loss, a component of shareholders’ equity, was $4.6 million as of the year ending December 26, 2025 and $3.5 million as of the year ending December 27, 2024. We also offer certain post-employment benefits to former executives and have accrued $1.2 million at December 26, 2025 and $1.2 million at December 27, 2024 in retirement benefits on our consolidated balance sheets related to these benefits.

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

Share-based compensation expense related to RSUs and PSUs is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and was comprised in the relevant periods as follows (U.S. dollars in millions):

	Year ended
Types of Awards	December 26, 2025	December 27, 2024	December 29, 2023
RSUs/PSUs	$10.0	$6.9	$9.9

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

The following table summarizes RSU and PSU activity for the years ended December 26, 2025, December 27, 2024, and December 29, 2023:

	RSUs		PSUs
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested as of December 30, 2022	360,097	25.68	215,543	28.18
Granted	267,671	31.13	102,171	31.59
Vested	(194,900)	25.94	(92,760)	28.12
Canceled	(24,409)	27.35	(13,302)	28.45

Non-vested as of December 29, 2023	408,459	29.01	211,652	30.00
Granted	52,783	24.73	316,457	24.51
Vested	(234,824)	27.88	(76,333)	28.15
Canceled	(19,569)	29.78	(107,570)	30.84

Non-vested as of December 27, 2024	206,849	29.22	344,206	25.13
Granted	331,505	30.67	149,361	29.66
Vested	(147,424)	28.08	(151,077)	26.13
Canceled	(17,916)	30.75	—	—

Non-vested as of December 26, 2025	373,014	$30.85	342,490	$26.67

As of December 26, 2025, the total remaining unrecognized compensation cost related to non-vested RSUs/PSUs was $9.7 million, which will be amortized over the weighted-average remaining requisite service period of 1.6 years.

16. Commitments and Contingencies

Commitments

We have agreements to purchase the entire or partial production of certain products of our independent growers primarily in Guatemala, Ecuador, Philippines, Costa Rica, Colombia, and the United Kingdom that meet our quality standards. Total purchases under these agreements amounted to $655.3 million for 2025, $643.4 million for 2024 and $631.6 million for 2023.

Refer to Note 10 “Leases”, for further a discussion concerning our lease commitments.

Kunia Well Site

In 1980, elevated levels of certain chemicals were detected in the soil and ground-water at a plantation leased by one of our U.S. subsidiaries in Honolulu, Hawaii (the “Kunia Well Site”). In 2005, our subsidiary signed a Consent Decree (“Consent Decree”) with the Environmental Protection Agency (“EPA”) for the performance of the clean-up work for the Kunia Well Site. Based on findings from remedial investigations, our subsidiary coordinated with the EPA to evaluate the clean-up work required in accordance with the Consent Decree. On July 25, 2022, an Explanation of Significant Differences (ESD) for the Kunia Well Site was filed by the EPA, which formally transitioned the remedy for the Kunia Well Site to a Monitored Natural Attenuation (MNA), thereby reducing our potential liability. In connection with the above decision, we recorded a $9.9 million reduction in our liability during the year ended December 30, 2022.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The revised estimate associated with the clean-up costs, and on which our accrual is based, is $3.2 million. As of December 26, 2025, $2.7 million was included in other noncurrent liabilities, and $0.5 million was included in accounts payable and accrued expenses in the Consolidated Balance Sheets for the Kunia Well Site clean-up. We expect to expend approximately $0.5 million in 2026, $0.2 million in 2027, $0.2 million in 2028, $0.1 million in 2029, and $0.3 million in 2030.

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

Legal Settlement

In May 2024, we entered into a settlement agreement with respect to a litigation matter by a former employee regarding a legacy claim stemming from the 1970s. This matter was in the discovery phase until the first quarter of 2024, when the court set the expected trial date and the parties began to discuss settlement. Accordingly, during the year ended December 27, 2024, we incurred charges of $1.8 million, net of insurance reimbursements, associated with the settlement which are included in assets impairment and other charges, net in the Consolidated Statements of Operations.

Value Added Tax ("VAT") Receivables

In connection with administrative delays in a jurisdiction in which we operate, we have incurred delays in the collection of VAT refund claims made by the Company. As a result of those delays, as of December 26, 2025 we have classified $19.2 million of VAT receivables related to the jurisdiction as non-current assets which are included in other noncurrent assets in our Consolidated Balance Sheets. While we believe the amounts are collectible through standard administrative processes, these amounts may ultimately need to be recovered through administrative appeals or other legal means.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Certain of our derivative instruments contain provisions that require the current credit relationship between us and our counterparty to be maintained throughout the term of the derivative instruments. If that credit relationship changes, certain provisions could be triggered, and the counterparty could request immediate collateralization of derivative instruments in a net liability position above a certain threshold. The aggregate fair value of all derivative instruments with a credit-risk-related contingent feature that were in a liability position on December 26, 2025 was $1.4 million. As of December 26, 2025, no triggering event had occurred and thus we were not required to post collateral.

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

Foreign Currency Hedges

Our results of operations and financial condition are exposed to fluctuations in currency exchange rates against the U.S. dollar, and we may mitigate that exposure by entering into foreign currency forward or collar contracts. Certain of our subsidiaries periodically enter into foreign currency forward contracts in order to hedge portions of forecasted sales or cost of sales denominated in foreign currencies, which generally mature within one year. At December 26, 2025, our foreign currency forward contracts hedge a portion of our 2026 foreign currency exposure.

The foreign currency forward contracts qualifying as cash flow hedges were designated as single-purpose cash flow hedges of forecasted cash flows.

We had the following outstanding foreign currency forward contracts as of December 26, 2025 (in millions):

Foreign currency contracts qualifying as cash flow hedges:	Notional amount
Chilean peso	CLP	22,874.9
Euro	EUR	338.0

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

In July 2024, we agreed to terminate our outstanding interest rate swap in exchange for $7.3 million in cash proceeds, net of fees of approximately $0.2 million. Based on our assessment that the originally hedged cash flows associated with our variable rate borrowings remain probable, the proceeds received as a result of the termination of our outstanding interest rate swap agreement will remain in accumulated other comprehensive loss and be reclassified to earnings through interest expense over the remaining life of the hedged debt. At December 26, 2025, $2.8 million in accumulated other comprehensive loss related to the terminated interest rate swap, of which $1.2 million is expected to be reclassified to earnings through interest expense over the next twelve months.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table reflects the fair values of derivative instruments, which are designated as level 2 in the fair value hierarchy, as of December 26, 2025 and December 27, 2024 (U.S. dollars in millions):

	Derivatives designated as hedging instruments(1)
	Foreign exchange contracts
Balance Sheet location:	December 26, 2025	December 27, 2024
Asset derivatives:
Prepaid expenses and other current assets	$0.4	$0.3

Liability derivatives:
Accounts payable and accrued expenses	$1.4	$—

(1) See Note 18, “Fair Value Measurements,” for fair value disclosures.

As of December 26, 2025, we expect that $0.5 million of the net fair value of our cash flow hedges recognized as a net gain in accumulated other comprehensive loss, inclusive of amounts associated with our interest rate swap terminated during the quarter ended June 28, 2024, will be transferred to earnings during the next 12 months, and the remaining net gain of $1.5 million to be transferred to earnings over the following 3 years, along with the earnings effect of the related forecasted transactions.

The following table reflects the effect of derivative instruments on the Consolidated Statements of Comprehensive Income for the years ended December 26, 2025 and December 27, 2024 (U.S. dollars in millions):

	Net amount of gain (loss) recognized in other comprehensive income on derivatives
Derivative Instruments	December 26, 2025	December 27, 2024
Foreign exchange contracts	$(1.0)	$4.0
Interest rate swaps, net of tax	(2.7)	(2.2)
Total	$(3.7)	$1.8

Refer to Note 13, “Accumulated Other Comprehensive Loss” for the effect of derivative instruments on the Consolidated Statements of Operations related to amounts reclassified from accumulated other comprehensive loss for the years ended December 26, 2025 and December 27, 2024.

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

The following table provides a summary of the fair values of our derivative financial instruments measured on a recurring basis (U.S. dollars in millions):

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Foreign currency forward contracts, net (liability) asset
	December 26, 2025	December 27, 2024
Quoted prices in active markets for identical assets (Level 1)	$—	$—
Significant other observable inputs (Level 2)	(1.0)	0.3
Significant unobservable inputs (Level 3)	—	—

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

Divestiture of Mann Packing

During the third quarter of 2025, we entered into a non-binding Letter of Intent pursuant to which we intended to sell the Mann Packing business, a wholly-owned subsidiary of the Company included in our fresh and value-added products segment, including substantially all operating assets. Subsequently, on October 15, 2025, we entered into an Asset Purchase Agreement (the "Mann Divestiture Agreement"), by and among Mann Packing and the Company (collectively, the "Sellers") and CBRT Processing, LLC and True Leaf Holdings, LLC (collectively, the "Buyer") pursuant to which the Buyer agreed to acquire the Mann Packing business and substantially all its operational assets including, among other things, machinery and equipment, finished goods, raw materials, packaging supplies, growing crop inventory, and customer lists (collectively, the "Mann Packing Assets") for $19.0 million plus the value of inventory at closing of the transaction. The $19.0 million purchase price is payable as follows: (i) $5.0 million payable in sixty (60) monthly installments commencing on the December 15, 2025 (the "Closing Date"), and (ii) $14.0 million payable in a single installment on the fifth anniversary of the Closing Date. Payment for inventory is payable no later than ninety (90) days after the closing date of the transaction, with the exception of payments for growing crop inventory which are payable no later than the earlier of (1) the one-year anniversary of the Closing Date of the transaction or (2) thirty (30) days following the end of the month in which the crop is harvested and delivered to the Buyer.

As a result of the closing of the transaction, we recorded $31.3 million of receivables related to proceeds under the Mann Divestiture Agreement, including $17.6 million included in Other accounts receivable, net and $13.7 million, net of a present value discount of $4.3 million, included in Other noncurrent assets in our Consolidated Balance Sheet as of December 26, 2025.

Given our entrance into the Letter of Intent during the third quarter of 2025, we determined the Mann Packing Assets met the criteria to be classified as held for sale in our Consolidated Balance Sheets as of the end of our third quarter and through the closing date of the transaction. In accordance with ASC 805 - Business Combinations, the Mann Packing Assets constitute a business and, as a result, $7.2 million of goodwill from our fresh-cut products reporting unit was allocated to the carrying value of the disposal group as determined on a relative fair value basis. As a result of the allocation, we were required to evaluate the retained fresh-cut reporting unit for impairment and determined that the fair value of the reporting unit was in excess of its carrying amount.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The divestiture of Mann Packing resulted in a pre-tax loss of $17.9 million which is included in Asset impairment and other charges, net in our Consolidated Statements of Operations for the year ended December 26, 2025. The amount, which primarily represented write-downs performed during the third quarter of 2025 based on the excess of the disposal group's carrying value over its fair value less costs to sell, included an impairment of goodwill allocated to the disposal group of $7.2 million.

We have determined that this disposal does not meet the criteria for classification as a discontinued operation under ASC 205-20, as it does not represent a strategic shift that has or will have a major effect on our operations and/or financial results, however, does represent the disposal of an individually significant component of the Company. Income before income taxes for this individually significant component was a loss of $58.0 million for the year ended December 26, 2025, inclusive of $17.9 million of charges included in Asset impairment and other charges, net described above. For the years ended December 27, 2024 and December 29, 2023, income before income taxes for this individually significant component was a loss of $23.2 million and a loss of $170.4 million.

Fair Value of Non-Financial Assets

During 2024 we recorded an impairment charge of $1.4 million related to goodwill in our vegetable reporting unit. The fair value of the vegetable reporting unit was estimated based on an analysis of the present value of future discounted cash flows. Significant estimates used in the discounted cash flow models included our weighted average cost of capital, projected cash flows, and long-term rate of growth. The fair value measurements were primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement.

Additionally, during the year ended December 29, 2023, long-lived assets with an aggregate carrying value of $202.6 million were written down to their fair value of $93.0 million, resulting in an asset impairment charge of $109.6 million. The fair value of the long-lived assets was estimated based on an analysis of the present value of future discounted cash flows and third-party asset appraisals using a discount rate commensurate with the risk. Significant estimates used in the discounted cash flows model included our weighted average cost of capital, projected cash flows, and long-term rate of growth. The fair value measurements used in the discounted cash flows model were primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement.

As of December 26, 2025, we had $9.6 million in property, plant and equipment meeting the criteria of assets held for sale consisting of $7.4 million related to idle farmland in Italy, $2.0 million related to facilities and farmland in Guatemala and $0.2 million related to facilities in Chile. These assets are recognized at the lower of cost or fair value less cost to sell. During 2025, we received proceeds of $22.0 million and recorded a gain on disposal of property, plant and equipment, net and subsidiary of $13.4 million from the sale of assets previously held for sale.

We recorded additional asset impairment and other charges during the years ended December 26, 2025, December 27, 2024 and December 29, 2023, that do not fall under the scope of fair value measurement. Refer to Note 3, “Asset Impairment and Other Charges, Net”.

19. Related Party Transactions

Advances and receivables due from related parties were $7.1 million in 2025 and $5.3 million in 2024.

On July 24, 2024, we entered into a $1.0 million line of credit agreement as lender with a related party to fund the related party's obligation to cover a portion of costs associated with a joint venture. The line of credit bears interest at a rate of 5.5% per annum and matures on July 23, 2029. Total draws on the line of credit, which represent contributions from the noncontrolling interest, totaled $0.5 million as of December 26, 2025 and December 27, 2024 and are included in other noncurrent assets in our Consolidated Balance Sheets.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
On August 14, 2025, we announced our entrance into a joint venture with Iscol Investments S.A.S. ("Managro") to invest and expand an avocado and lime packing house in Colombia. Prior to our formation of the joint venture, on March 25, 2025, we entered into a loan agreement with Managro pursuant to which we provided a secured two-year term loan of up to $1.0 million. For the first twelve months of the agreement, the loan bears interest at a rate of 7% per annum, with the applicable interest rate thereafter subject to adjustment mutually agreed upon both parties as defined in the agreement. The agreement requires interest only payments annually, with any outstanding balance and unpaid interest due at maturity on March 24, 2027. The loan may be prepaid at any time without penalty and is secured by a first-priority mortgage on certain real estate owned by Managro. Borrowings outstanding under the loan agreement, including outstanding interest payments, were $1.1 million as of December 26, 2025 and are included in other noncurrent assets in our Consolidated Balance Sheets.

Payables to related parties were $0.3 million in 2025 and $0.6 million in 2024.

We incurred expenses of approximately $0.4 million in 2025, $0.4 million in 2024 and $0.3 million in 2023 for chartered air transportation services from an aircraft management company in which our Chairman and Chief Executive Officer has an ownership interest.

Other purchases from related parties were $4.6 million in 2025 compared to $3.0 million in 2024 and $46.1 million in 2023, of which $43.0 million for 2023 was related to one Mann Packing grower. Due to the acquisition of its noncontrolling interest in our subsidiary in June 2023, this grower was subsequently no longer determined to be a related party.

Related party leases previously included a building and land in North America primarily related to one Mann Packing grower. Due to the acquisition of its noncontrolling interest in our subsidiary in June 2023, this grower was no longer determined to be a related party. Prior to the date of our acquisition of its noncontrolling interest, expenses incurred associated with these leases were $0.7 million for 2023.

Sales to related parties amounted to $1.8 million in 2025, $2.0 million in 2024 and $1.0 million in 2023.

Cash distributions to noncontrolling interests $4.8 million in 2025 and $17.9 million in 2023. No cash distributions to noncontrolling interests were made during 2024. We have reflected the cash distributions to noncontrolling interests under financing activities in our Consolidated Statements of Cash Flows. No amounts were owed to noncontrolling interests as of December 26, 2025 and December 27, 2024.

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

•Banana

•Other products and services - includes our third-party freight and logistic services business, our Jordanian poultry and meats business and our specialty ingredients business (previously referred to as our biomass initiatives).

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

	Year ended
	December 26, 2025			December 27, 2024			December 29, 2023
	Net Sales	Cost of products sold	Gross Profit	Net Sales	Cost of products sold	Gross Profit	Net Sales	Cost of products sold	Gross Profit
Fresh and value-added products	$2,621.9	$2,322.5	$299.4	$2,606.9	$2,363.6	$243.3	$2,477.8	$2,310.5	$167.3
Banana	1,490.4	1,419.4	71.0	1,475.9	1,389.1	86.8	1,638.2	1,474.9	163.3
Other products and services	210.0	181.3	28.7	197.4	169.6	27.8	204.7	184.6	20.1
Totals	$4,322.3	$3,923.2	$399.1	$4,280.2	$3,922.3	$357.9	$4,320.7	$3,970.0	$350.7

The following table indicates our net sales by product (U.S. dollars in millions) and, in each case, the percentage of the total represented thereby:

	Year ended
	December 26, 2025		December 27, 2024		December 29, 2023
Segments:
Fresh and value-added products:
Fresh-cut fruit	$575.1	13%	$534.0	12%	$536.2	12%
Fresh-cut vegetables	285.2	7%	329.5	8%	327.7	8%
Pineapples	705.3	16%	657.1	15%	622.3	14%
Avocados	352.2	8%	354.8	8%	271.2	6%
Non-tropical fruit	142.7	3%	153.1	4%	152.5	4%
Prepared foods	273.9	7%	273.6	7%	270.9	6%
Melons	112.8	3%	108.1	3%	95.7	2%
Vegetables	80.4	2%	95.9	2%	112.2	3%
Other fruit and vegetables	94.3	2%	100.8	2%	89.1	2%
Total fresh and value-added products	2,621.9	61%	2,606.9	61%	2,477.8	57%
Banana	1,490.4	34%	1,475.9	34%	1,638.2	38%
Other products and services	210.0	5%	197.4	5%	204.7	5%
Total	$4,322.3	100%	$4,280.2	100%	$4,320.7	100%

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table indicates our net sales by geographic region (U.S. dollars in millions):

	Year ended
Net sales by geographic region:	December 26, 2025	December 27, 2024	December 29, 2023
North America	$2,516.1	$2,541.7	$2,578.7
Europe	894.9	834.0	830.9
Asia	377.2	411.1	446.4
Middle East	441.7	393.5	384.9
Other	92.4	99.9	79.8
Total net sales	$4,322.3	$4,280.2	$4,320.7

North America accounted for approximately 58% of our net sales for 2025, 59% for 2024 and 60% for 2023. Our earnings are heavily dependent on operations located worldwide; however, our net sales are not dependent on any particular country other than the United States, with no other country accounting for greater than 10% of our net sales in 2025, 2024 and 2023. These operations are a significant factor in the economies of some of the countries in which we operate and are subject to the risks that are inherent in operating in such countries, including government regulations, currency and ownership restrictions and risk of expropriation.

Walmart accounted for 7% of our net sales in 2025, 9% of net sales in 2024 and 9% in 2023. These sales are reported in the banana and fresh and value-added products segments. In 2025, our top 10 customers accounted for approximately 29% of net sales as compared with 32% during 2024 and 31% for 2023.

The following tables indicate our (i) property, plant, and equipment, net by location and (ii) total assets by location (U.S. dollars in millions):

Property, plant and equipment, net:	December 26, 2025	December 27, 2024
North America	$122.9	$155.3
Europe	29.2	28.8
Middle East	47.2	48.1
Africa	38.2	32.9
Asia	46.2	85.7
Central America	626.0	616.8
South America	44.5	47.3
Maritime equipment (including containers)	160.2	172.6
Corporate	5.1	4.1
Total property, plant and equipment, net	$1,119.5	$1,191.6

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Total assets:	December 26, 2025	December 27, 2024
North America	$624.7	$670.9
Europe	350.3	345.1
Middle East	214.1	226.8
Africa	161.2	156.8
Asia	163.8	236.4
Central America	1,082.7	1,035.6
South America	105.2	110.5
Maritime equipment (including containers)	176.0	180.6
Corporate	181.0	133.5
Total assets	$3,059.0	$3,096.2

Management reviews assets on the basis of geographic region and not by reportable segment, which more closely aligns our capital investment with demand for our products. Costa Rica is our most significant sourcing location and represented approximately 41% of our property, plant and equipment as of December 26, 2025. Excluding the U.S., no other country other than Costa Rica accounted for greater than 10% of our property, plant and equipment as of the years ended December 26, 2025 and December 27, 2024.

Total assets by geographic area represent those assets used in the operations of each geographic area.

21. Shareholders’ Equity

Our shareholders have authorized 50,000,000 preferred shares at $0.01 par value, of which none are issued or outstanding at December 26, 2025, and 200,000,000 ordinary shares of common stock at $0.01 par value, of which 47,373,027 were issued and outstanding at December 26, 2025.

On February 21, 2025, our Board of Directors approved a stock repurchase program ("Stock Repurchase Program") of up to $150 million of our ordinary shares. During 2025, we repurchased 865,773 shares for $29.8 million under the Stock Repurchase Program. The Stock Repurchase Program has no expiration date and will continue until otherwise modified or terminated by the Company's Board of Directors at any time in its sole discretion.

The below is a summary of the dividends paid per share for the years ended December 26, 2025 and December 27, 2024. These dividends were declared and paid within the same fiscal quarter.

Year ended
December 26, 2025		December 27, 2024
Dividend Payment Date	Cash Dividend per Ordinary Share	Dividend Payment Date	Cash Dividend per Ordinary Share
December 5, 2025	$0.30	December 6, 2024	$0.25
September 5, 2025	$0.30	September 6, 2024	$0.25
June 6, 2025	$0.30	June 7, 2024	$0.25
March 28, 2025	$0.30	March 29, 2024	$0.25

We paid $57.4 million in dividends during fiscal 2025 and $47.8 million during fiscal 2024.

On February 17, 2026, our Board of Directors declared a cash dividend of thirty cents $0.30 per share, payable on March 27, 2026 to shareholders of record on March 4, 2026.

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

During June 2023, the noncontrolling shareholder exercised its put option right and accordingly, the Company closed the purchase of the remaining 25% of this subsidiary for $5.2 million in cash consideration. The transaction was accounted for as an equity transaction, with the differential between the redeemable noncontrolling interest carrying amount at the time of closing and the cash purchase price being recognized as a $42.7 million increase in paid-in capital within shareholders' equity.

23. Subsequent Events

On January 15, 2026, we were selected as the successful bidder by the United States Bankruptcy Court for the District of New Jersey (the “Court”) to acquire select assets of Del Monte Foods Corporation II Inc. and its affiliates (“Del Monte Foods”) for approximately $285 million plus the assumption of certain liabilities following a court-supervised bankruptcy auction process under Section 363 of the U.S. Bankruptcy Code. The Court subsequently approved the sale order and execution of an Asset Purchase Agreement (“APA”) on February 6, 2026. Under the APA, we will acquire i) the prepared and packaged foods businesses of Del Monte Foods comprising canned vegetable, tomato, and refrigerated fruit business assets operated under the Del Monte®, S&W®, Contadina®, Take Root Organics® trademarks, (ii) the bubble tea business operated under the Joyba® trademarks, (iii) four US facilities, two facilities in Mexico, and one facility in Venezuela and (iv) global ownership of the Del Monte® brand, which is subject to existing licensing arrangements across different regions and categories (the “Acquisition”). The APA also provides for the assumption of customer and supplier contracts as defined in the APA, as well as inventory at closing to help support uninterrupted service to the existing customer base. The Acquisition, which we expect to close during the first quarter of 2026, remains subject to regulatory clearances, including under the Hart-Scott-Rodino Act, and other customary closing conditions.

Schedule II - Valuation and Qualifying Accounts
Fresh Del Monte Produce Inc. and Subsidiaries
(U.S. dollars in millions)
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended December 26, 2025

Deducted from asset accounts:
Valuation accounts:
Trade accounts receivable	$35.0	$6.5	$—	$(3.3)	$38.2
Deferred tax asset valuation allowance	499.8	23.6	1.3	(5.9)	518.8

Current and noncurrent accrued liabilities:
Provision for Kunia Well Site	2.7	0.5	—	—	3.2
Total	$537.5	$30.6	$1.3	$(9.2)	$560.2

Year ended December 27, 2024

Deducted from asset accounts:
Valuation accounts:
Trade accounts receivable	$20.8	$14.7	$—	$(0.5)	$35.0
Deferred tax asset valuation allowance	525.7	1.7	—	(27.6)	499.8

Current and noncurrent accrued liabilities:
Provision for Kunia Well Site	2.7	0.1	—	(0.1)	2.7
Total	$549.2	$16.5	$—	$(28.2)	$537.5

Year ended December 29, 2023

Deducted from asset accounts:
Valuation accounts:
Trade accounts receivable	$21.6	$2.5	$—	$(3.3)	$20.8
Deferred tax asset valuation allowance	483.5	62.2	(7.3)	(12.7)	525.7

Current and noncurrent accrued liabilities:
Provision for Kunia Well Site	2.8	(0.1)	—	—	2.7
Total	$507.9	$64.6	$(7.3)	$(16.0)	$549.2

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 26, 2025. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the quarter ended December 26, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Senior Vice President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that our internal control over financial reporting was effective as of December 26, 2025 based on the criteria in Internal Control - Integrated Framework issued in 2013 by COSO.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 26, 2025 has been audited by Ernst & Young LLP, an independent registered certified public accounting firm, as stated in their report that is included elsewhere herein. That report expresses an unqualified opinion on the effectiveness of our internal control over financial reporting.

Item 9B.Other Information

Rule 10b5-1 Trading Plans

During the quarter ended December 26, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as follows:

On September 16, 2025, Mohammad Abu-Ghazaleh, the Company's Chief Executive Officer, adopted a trading plan pursuant to Rule 10b5-1 of the Exchange Act, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), providing for the sale of up to 50,811 of the Company's shares. Mohammad Abu-Ghazaleh subsequently terminated the plan on December 16, 2025.

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

Code of Ethics

We have adopted a Code of Conduct and Business Ethics Policy (“Code of Conduct”) that applies to our principal executive officer, principal financial officer and principal accounting officer as well as all our directors, other officers and employees. Our Code of Conduct can be found on our website at www.freshdelmonte.com. We have not waived the requirements of the Code of Conduct for any directors or executive officers and there were no amendments in 2025. We intend to disclose any amendment or waiver of the Code of Conduct promptly on our website.

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

Consolidated Statements and Other Financial Information

The following financial statements and supplemental schedule of Fresh Del Monte Produce Inc. and its subsidiaries are included in Item 8. Financial Statements and Supplementary Data of this Report:

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Consolidated Balance Sheets at December 26, 2025 and December 27, 2024

Consolidated Statements of Operations for the years ended December 26, 2025, December 27, 2024 and December 29, 2023

Consolidated Statements of Comprehensive Income for the years ended December 26, 2025, December 27, 2024 and December 29, 2023

Consolidated Statements of Cash Flows for the years ended December 26, 2025, December 27, 2024 and December 29, 2023

Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest for the years ended December 26, 2025, December 27, 2024 and December 29, 2023

Notes to Consolidated Financial Statements

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

4.1	Specimen Certificate of Ordinary Shares of Fresh Del Monte Produce Inc. (incorporated by reference to Exhibit 4.1 of our Annual Report on Form 10-K of our fiscal year ended December 30, 2022).

4.2	Description of Securities (incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q of our fiscal quarter ended March 31, 2023).

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

10.10**	2011 Performance Incentive Plan for the Chief Executive Officer (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q of our fiscal quarter ended April 1, 2011).

10.11**	Executive Retention and Severance Agreement (Chairman & CEO) (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q of our fiscal quarter ended March 28, 2008).

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

10.31	Form of Executive Retention and Severance Agreement (incorporated by reference to Exhibit 10.31 to our Quarterly Report on Form 10-Q of our fiscal quarter ended June 27, 2025).

10.32
Asset Purchase Agreement, dated as of February 6, 2026, by and among Del Monte Fresh Produce Company, Del Monte Foods Holdings Limited as the sellers thereunder, Fresh Del Monte Produce Inc. as the buyer thereunder and the other parties listed as signatories thereto (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on February 12, 2026).

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to our Annual Report on Form 10-K filed with the SEC on February 24, 2025).

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer filed pursuant to 17 CFR 240.13a-14(a).

31.2*	Certification of Chief Financial Officer filed pursuant to 17 CFR 240.13a-14(a).

32*	Certifications of Chief Executive Officer and Chief Financial Officer furnished pursuant to 17 CFR 240.13a-14(b) and 18 U.S.C. Section 1350.

97.1	Dodd-Frank Executive Officer Clawback Policy (incorporated by reference to Exhibit 97.1 to our Annual Report on Form 10-K filed with the SEC on February 26, 2024).

101.INS*,***	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*,***	XBRL Taxonomy Extension Schema Document.

101.CAL*,***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*,***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*,***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*,***	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.

**	Management contract or compensatory plan or arrangement.

***	Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 26, 2025 and December 27, 2024, (ii) Consolidated Statements of Operations for the years ended December 26, 2025, December 27, 2024 and December 29, 2023, (iii) Consolidated Statements of Comprehensive Income for the years ended December 26, 2025, December 27, 2024 and December 29, 2023, (iv) Consolidated Statements of Cash Flows for the years ended December 26, 2025, December 27, 2024 and December 29, 2023 and (v) Notes to Consolidated Financial Statements.

Item 16.        Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRESH DEL MONTE PRODUCE INC.

Date:	February 19, 2026	By:	/s/ Mohammad Abu-Ghazaleh
Mohammad Abu-Ghazaleh
Chairman & Chief Executive Officer (Principal Executive Officer)

Date:	February 19, 2026	By:	/s/ Monica Vicente
Monica Vicente
Senior Vice President & Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 19th day of February, 2026:

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